Form 10-Q
period 1994-03-31
CONSOLIDATED EDISON CO OF NEW YORK INC
filed 1994-05-12
CIK 23632

                            FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C.  20549
                     _______________________

       [x] Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
         FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1993

                              OR

       [ ] Transition Report Pursuant to Section 13 or 15(d)
           of the Securities Exchange Act of 1934
                     _________________________

                     Commission File No. 1-1217

            CONSOLIDATED EDISON COMPANY OF NEW YORK, INC.
                        (Name of Registrant)

        NEW YORK                       13-5009340
(State of Incorporation)   (IRS Employer Identification No.)

   4 IRVING PLACE, NEW YORK, NEW YORK 10003 - (212) 460-4600
                 (Address and Telephone Number)

The Registrant has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and has been subject to such filing requirements for the past 90 days.

                  Yes ___X___         No _______

As of the close of business on April 30, 1994, the Registrant had outstanding 234,878,130 shares of Common
Stock ($2.50 par value).

                 PART I. -  FINANCIAL INFORMATION


                CONTENTS                           PAGE NO.

ITEM 1.   FINANCIAL STATEMENTS:

          Consolidated Balance Sheet                 3-4

          Consolidated Income Statements             5-6

          Consolidated Statements of Cash Flows      7-8

          Notes to Financial Statements              9-13


ITEM 2.   Management's Discussion and Analysis of    14-28
          Financial Condition and Results of
          Operations



                      _________________________



The following consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments (which include only normal recurring adjustments) necessary to a fair statement of the results for the interim periods presented. These condensed unaudited interim financial statements do not contain the detail, or footnote disclosure concerning accounting policies and other matters, which would be included in full-year financial statements and, accordingly, should be read in conjunction with the Company's audited financial statements (including the notes thereto) included in the Company's Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 1-1217).

                            CONSOLIDATED EDISON COMPANY OF NEW YORK, INC.
                                     CONSOLIDATED BALANCE SHEET
                     AS AT MARCH 31, 1994, DECEMBER 31, 1993 AND MARCH 31, 1993

                                                                      As At
                                                 March 31, 1994  Dec. 31, 1993  March 31, 1993
                                                             (Thousands of Dollars)


ASSETS

Utility plant, at original cost
  Electric                                         $ 10,578,908   $ 10,530,193   $ 10,275,175
  Gas                                                 1,358,110      1,341,704      1,267,951
  Steam                                                 406,885        403,411        377,387
  General                                             1,034,353      1,015,947        952,149
      Total                                          13,378,256     13,291,255     12,872,662
    Less: Accumulated depreciation                    3,664,208      3,594,784      3,527,257
      Net                                             9,714,048      9,696,471      9,345,405
  Construction work in progress                         407,003        389,244        383,415
  Nuclear fuel assemblies and components, less
    accumulated amortization                             67,217         70,441         79,176

                                Net utility plant    10,188,268     10,156,156      9,807,996

Current assets
  Cash and temporary cash investments                   205,105         36,756         74,335
  Accounts receivable - customers, less allowance
    for uncollectible accounts of $22,291
    $21,600 and $20,923                                 527,961        459,261        466,617
  Other receivables                                      66,602         84,955         36,860
  Regulatory accounts receivable                         63,010         97,117        189,218
  Fuel, at average cost                                  53,671         53,755         40,450
  Gas in storage, at average cost                        20,941         49,091         21,317
  Materials and supplies, at average cost               244,581        245,785        267,460
  Prepayments                                           166,479         56,274        177,525
  Other current assets                                   11,709         11,486         10,888

                             Total current assets     1,360,059      1,094,480      1,284,670

Investments and nonutility property
  Investments                                           101,036         92,108         82,417
  Nonutility property                                     1,818          1,791          1,301

        Total investments and nonutility property       102,854         93,899         83,718

Deferred charges
  Recoverable fuel costs                                (11,432)        17,649         14,234
  Enlightened Energy program costs                      144,974        140,057        100,195
  Unamortized debt expense                              143,289        144,928         65,224
  Power contract termination costs                      121,740        121,740           -
  Other deferred charges                                355,018        337,826        281,751

                           Total deferred charges       753,589        762,200        461,404

Regulatory asset-future federal
  income taxes                                        1,363,300      1,376,759      1,318,986

                                            Total  $ 13,768,070   $ 13,483,494   $ 12,956,774

The accompanying notes are an integral part of these financial statements.

                          CONSOLIDATED EDISON COMPANY OF NEW YORK, INC.
                                   CONSOLIDATED BALANCE SHEET
                   AS AT MARCH 31, 1994, DECEMBER 31, 1993 AND MARCH 31, 1993

                                                                  As At
                                              March 31, 1994  Dec. 31, 1993  March 31, 1993
                                                          (Thousands of Dollars)

CAPITALIZATION AND LIABILITIES
Capitalization
  Common stock, authorized 340,000,000 shares;
   outstanding 234,875,621 shares, 234,372,931
    shares and 233,952,943 shares                $  1,463,685    $  1,448,845   $  1,436,605
  Capital stock expense                               (39,121)        (39,201)       (39,365)
  Retained earnings                                 3,722,073       3,658,886      3,521,451
                         Total common equity        5,146,637       5,068,530      4,918,691
  Preferred stock
    Subject to mandatory redemption
      7.20%  Series I                                  50,000          50,000         50,000
      6-1/8% Series J                                  50,000          50,000         50,000
                  Total subject to mandatory
                        redemption                    100,000         100,000        100,000
    Other preferred stock
      $ 5 Cumulative Preferred                        175,000         175,000        175,000
        5-3/4%  Series  A                              60,000          60,000         60,000
        5-1/4%  Series  B                              75,000          75,000         75,000
        4.65%   Series  C                              60,000          60,000         60,000
        4.65%   Series  D                              75,000          75,000         75,000
        5-3/4%  Series  E                              50,000          50,000         50,000
        6.20%   Series  F                              40,000          40,000         40,000
        6% Convertible Series B                         5,538           5,728          6,087
                 Total other preferred stock          540,538         540,728        541,087
                       Total preferred stock          640,538         640,728        641,087
  Long-term debt                                    3,788,844       3,643,891      3,507,278
                        Total capitalization        9,576,019       9,353,149      9,067,056
Noncurrent liabilities
  Obligations under capital leases                     49,718          50,355         52,267
  Other noncurrent liabilities                        125,515         125,369        105,978
                Total noncurrent liabilities          175,233         175,724        158,245
Current liabilities
  Long-term debt due within one year                  133,897         133,639        163,131
  Accounts payable                                    329,968         399,543        324,849
  Customer deposits                                   159,222         157,380        154,992
  Accrued income taxes                                122,684          28,410         64,791
  Other accrued taxes                                  33,241          30,896         46,223
  Accrued interest                                     69,303          82,002         67,585
  Accrued wages                                        80,272          81,174         78,318
  Other current liabilities                           174,903         172,876        113,022
                   Total current liabilities        1,103,490       1,085,920      1,012,911
Deferred credits
  Accumulated deferred federal income tax           1,075,848       1,083,720      1,003,180
  Accumulated deferred investment tax credits         198,744         201,144        210,194
  Federal income tax refund                            62,580            -              -
  Other deferred credits                              212,856         207,078        186,202
                      Total deferred credits        1,550,028       1,491,942      1,399,576
Deferred tax liability-future
  federal income taxes                              1,363,300       1,376,759      1,318,986

                                      Total      $ 13,768,070    $ 13,483,494   $ 12,956,774

The accompanying notes are an integral part of these financial statements.

                       CONSOLIDATED EDISON COMPANY OF NEW YORK, INC.
                               CONSOLIDATED INCOME STATEMENT
                    FOR THE THREE MONTHS ENDED MARCH 31, 1994 AND 1993


                                                              1994           1993
                                                              (Thousands of Dollars)
Operating revenues
  Electric                                                $ 1,147,791    $ 1,135,383
  Gas                                                         394,063        317,997
  Steam                                                       155,906        132,705
                             Total operating revenues       1,697,760      1,586,085

Operating expenses
  Fuel and purchased power                                    342,111        347,529
  Gas purchased for resale                                    178,547        119,646
  Other operations                                            278,210        277,301
  Maintenance                                                 133,582        142,543
  Depreciation and amortization                               103,766         98,538
  Taxes, other than federal income tax                        290,968        298,655
  Federal income tax                                          105,450         79,580
                             Total operating expenses       1,432,634      1,363,792

Operating income                                              265,126        222,293

Other income (deductions)
  Investment income                                               408            667
  Allowance for equity funds used during construction           2,072          3,037
  Other income less miscellaneous deductions                   (1,950)         1,662
  Federal income tax                                             (880)          (810)
                                   Total other income            (350)         4,556


Income before interest charges                                264,776        226,849

Interest on long-term debt                                     70,472         69,855
Other interest                                                  5,906          4,456
Allowance for borrowed funds used during construction            (912)        (1,402)
                                 Net interest charges          75,466         72,909


Net income                                                    189,310        153,940
Preferred stock dividend requirements                           8,899          8,908
Net income for common stock                               $   180,411    $   145,032

Common shares outstanding - average (000)                     234,445        233,942
Earnings per share                                          $     .77      $     .62

Dividends declared per share of common stock                $     .50      $    .485

Sales
  Electric (Thousands of Kwhrs.)
    Con Edison Customers                                    8,993,944      8,814,212
    Deliveries for NYPA Customers                           2,270,220      2,198,767
    Service for Municipal Agencies                             96,583         88,191
      Total Sales in Service Territory                     11,360,747     11,101,170
    Other Electric Utilities (a)                              323,336         38,937
  Gas - Firm Customers (Dekatherms)                        45,161,129     40,374,461
  Steam (Thousands of Lbs.)                                13,114,033     11,202,591



(a)  There were no sales to the New York Power Authority ("NYPA") in the 1994 and 1993
     periods.

The accompanying notes are an integral part of these financial statements.

                        CONSOLIDATED EDISON COMPANY OF NEW YORK, INC.
                                CONSOLIDATED INCOME STATEMENT
                    FOR THE TWELVE MONTHS ENDED MARCH 31, 1994 AND 1993


                                                              1994           1993
                                                             (Thousands of Dollars)
Operating revenues
  Electric                                                $ 5,144,073    $ 4,974,427
  Gas                                                         884,455        762,575
  Steam                                                       348,541        325,881
                             Total operating revenues       6,377,069      6,062,883

Operating expenses
  Fuel and purchased power                                  1,412,411      1,343,564
  Gas purchased for resale                                    348,609        266,629
  Other operations                                          1,107,874      1,086,473
  Maintenance                                                 561,833        547,367
  Depreciation and amortization                               408,958        386,252
  Taxes, other than federal income tax                      1,151,597      1,179,113
  Federal income tax                                          391,890        336,820
                             Total operating expenses       5,383,172      5,146,218

Operating income                                              993,897        916,665

Other income (deductions)
  Investment income                                             4,675          9,999
  Allowance for equity funds used during construction           6,257         10,134
  Other income less miscellaneous deductions                  (11,177)        (1,568)
  Federal income tax                                              940         (3,310)
                                   Total other income             695         15,255


Income before interest charges                                994,592        931,920

Interest on long-term debt                                    282,373        274,322
Other interest                                                 21,171         20,910
Allowance for borrowed funds used during construction          (2,844)        (4,857)
                                 Net interest charges         300,700        290,375

Net income                                                    693,892        641,545
Preferred stock dividend requirements                          35,608         36,167
Net income for common stock                               $   658,284    $   605,378


Common shares outstanding - average (000)                     234,118        232,424
Earnings per share                                             $ 2.81         $ 2.60

Dividends declared per share of common stock                  $ 1.955         $ 1.91

Sales
  Electric (Thousands of Kwhrs.)
    Con Edison Customers                                   36,420,731     35,308,763
    Deliveries for NYPA Customers                           8,513,077      8,311,767
    Service for Municipal Agencies                            370,246        316,891
      Total Sales in Service Territory                     45,304,054     43,937,421
    Other Electric Utilities (a)                              889,244        404,204
  Gas - Firm Customers (Dekatherms)                        94,625,993     92,579,675
  Steam (Thousands of Lbs.)                                31,305,777     29,919,597


(a) The 1994 and 1993 periods include 2,142 and 52,400 thousands of Kwhrs. respectively, which were sold to the New York Power Authority ("NYPA") and are also included in the deliveries for NYPA.

    The accompanying notes are an integral part of these financial statements.

                     CONSOLIDATED EDISON COMPANY OF NEW YORK, INC.
                          CONSOLIDATED STATEMENT OF CASH FLOWS
                   FOR THE THREE MONTHS ENDED MARCH 31, 1994 AND 1993

                                                              1994            1993
                                                             (Thousands of Dollars)
  Operating activities
    Net income                                             $ 189,310       $ 153,940
    Principal non-cash charges (credits) to income
      Depreciation and amortization                          103,766          98,538
      Deferred recoverable fuel costs                         29,081           7,288
      Federal income tax deferred                            (12,390)         35,140
      Common equity component of allowance
        for funds used during construction                    (1,954)         (2,840)
      Other non-cash credits                                  (3,161)        (31,397)
    Changes in assets and liabilities
      Accounts receivable - customers, less
        allowance for uncollectibles                         (68,700)        (42,268)
      Regulatory accounts receivable                          34,107         (21,287)
      Materials and supplies, including fuel
        and gas in storage                                    29,438          79,958
      Prepayments, other receivables and
        other current assets                                 (92,075)       (104,794)
      Enlightened Energy program costs                        (4,917)        (19,435)
      Federal income tax refund                               62,580            -
      Accounts payable                                       (69,575)        (51,687)
      Other - net                                             75,738         (15,476)
        Net cash flows from operating activities             271,248          85,680

  Investing activities including construction
      Construction expenditures                             (129,163)       (164,430)
      Nuclear fuel expenditures                               (3,375)         (5,158)
      Contributions to nuclear decommissioning trust          (5,834)         (7,771)
      Common equity component of allowance
        for funds used during construction                     1,954           2,840
        Net cash flows from investing activities
          including construction                            (136,418)       (174,519)

  Financing activities including dividends
      Issuance of common stock                                14,650            -
      Issuance of long-term debt                             150,000         400,000
      Retirement of long-term debt                            (2,667)         (2,432)
      Advance refunding of long-term debt                       -           (380,000)
      Issuance and refunding costs                            (2,342)        (14,479)
      Common stock dividends                                (117,225)       (113,463)
      Preferred stock dividends                               (8,897)         (8,906)
        Net cash flows from financing activities
          including dividends                                 33,519        (119,280)

  Net increase (decrease) in cash and temporary
    cash investments                                         168,349        (208,119)

  Cash and temporary cash investments
    at January 1                                              36,756         282,454

  Cash and temporary cash investments
    at March 31                                            $ 205,105       $  74,335

  Supplemental disclosure of cash flow information
    Cash paid during the period for:
      Interest                                             $  76,657       $  81,221
      Income taxes                                             9,822          18,016

The accompanying notes are an integral part of these financial statements.

                          CONSOLIDATED EDISON COMPANY OF NEW YORK, INC.
                              CONSOLIDATED STATEMENT OF CASH FLOWS
                       FOR THE TWELVE MONTHS ENDED MARCH 31, 1994 AND 1993
                                                              1994            1993
                                                             (Thousands of Dollars)
 Operating activities
    Net income                                             $ 693,892       $ 641,545
    Principal non-cash charges (credits) to income
      Depreciation and amortization                          408,958         386,252
      Deferred recoverable fuel costs                         25,666         (40,451)
      Federal income tax deferred                             46,680         105,020
      Common equity component of allowance
        for funds used during construction                    (5,909)         (9,478)
      Other non-cash charges                                   3,785          43,734
    Changes in assets and liabilities
      Accounts receivable - customers, less
        allowance for uncollectibles                         (61,344)        (76,332)
      Regulatory accounts receivable                         126,208        (189,218)
      Materials and supplies, including fuel
         and gas in storage                                   10,034          48,165
      Prepayments, other receivables and
        other current assets                                 (19,517)         12,860
      Enlightened Energy program costs                       (44,779)        (71,321)
      Power contract termination costs                       (68,380)           -
      Federal income tax refund                               62,580            -
      Accounts payable                                         5,119          58,212
      Other - net                                             27,840          41,345
        Net cash flows from operating activities           1,210,833         950,333

  Investing activities including construction
      Construction expenditures                             (753,801)       (798,779)
      Nuclear fuel expenditures                              (12,309)        (39,453)
      Contributions to nuclear decommissioning trust         (17,310)         (7,771)
      Common equity component of allowance
        for funds used during construction                     5,909           9,478
      Investments held by investment subsidiary,
        other than temporary cash investments                   -            109,944
        Net cash flows from investing activities
          including construction                            (777,511)       (726,581)

  Financing activities including dividends
      Issuance of common stock                                26,531         156,788
      Issuance of preferred stock                               -            100,000
      Issuance of long-term debt                           1,128,475         750,000
      Retirement of long-term debt and preferred stock      (178,132)       (256,932)
      Advance refunding of long-term debt and
        preferred stock                                     (689,732)       (744,000)
      Funds held for redemption of mortgage bonds               -            124,228
      Issuance and refunding costs                           (96,425)        (37,509)
      Common stock dividends                                (457,664)       (444,152)
      Preferred stock dividends                              (35,605)        (36,082)
        Net cash flows from financing activities
          including dividends                               (302,552)       (387,659)

  Net increase (decrease) in cash and
    temporary cash investments                               130,770        (163,907)

  Cash and temporary cash investments
    at beginning of period                                    74,335         238,242

  Cash and temporary cash investments
    at March 31                                            $ 205,105       $  74,335

  Supplemental disclosure of cash flow information
    Cash paid during the period for:
      Interest                                             $ 260,911       $ 274,011
      Income taxes                                           271,928         250,232

  The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


          For purposes of these interim financial
statements, the information in this note supplements the information under the same headings in Note A to the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1993 (File No.
1-1217).

NUCLEAR DECOMMISSIONING

          In the first quarter of 1994 a site-specific study was prepared for both the Indian Point 2 and the retired Indian Point 1 nuclear units. The estimated decommissioning cost in 1993 dollars is $657 million, comprised of $609 million for nuclear and $48 million for non-nuclear portions of the units. Assuming the expenditures will be made in 2016, on a dollar-weighted average basis, and assuming an average annual escalation rate of five percent, the estimated decommissioning cost in future dollars is $2,019 million, comprised of $1,870 million for nuclear and $149 million for non-nuclear portions. Based on the study, the Company is seeking in its electric rate filing submitted to the Public Service Commission in April 1994 an increase of $27.6 million in the annual decommissioning allowance for the nuclear portion of the plant.

INVESTMENTS

     In the first quarter of 1994 the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Pursuant to the Statement, the securities held in the Company's nuclear decommissioning trust fund at March 31, 1994 are reported at fair value. Pursuant to the accounting requirements of the Federal Energy Regulatory Commission, the $2 million net unrealized holding gain resulting from reporting the securities at fair value at March 31, 1994 has been included in the accumulated depreciation reserve.

NOTE B - CONTINGENCIES


INDIAN POINT.   Nuclear generating units similar in design
to the Company's Indian Point 2 unit have experienced problems of varying severity in their steam generators, which in a number of instances have required steam generator replacement. Inspections of the Indian Point 2 steam generators since 1976 have revealed various problems, some of which appear to have been arrested, but the remaining service life of the steam generators is uncertain and may be shorter than the unit's life. The projected service life of the steam generators is reassessed periodically in the light of the inspections made during scheduled outages of the unit. Based on data from the latest inspection (1993) and other sources, the Company estimates that steam generator replacement will not be required before 1997, and possibly not until some years later. To avoid procurement delays in the event replacement is necessary, the Company purchased, and has stored at the site, replacement steam generators. If replacement of the steam generators is required, such replacement is presently estimated (in 1993 dollars) to require additional expenditures of approximately $135 million (exclusive of replacement power costs) and an outage of approximately six months. However, securing necessary permits and approvals or other factors could require a substantially longer outage if steam generator replacement is required on short notice.

NUCLEAR INSURANCE. The insurance polices covering the Company's nuclear facilities for property damage, excess property damage, and outage costs permit assessments under certain conditions to cover insurers' losses. As of March
31, 1994, the highest amount which could be assessed for losses during the current policy year under all of the policies was $25.6 million. While assessments may also be made for losses in certain prior years, the Company is not aware of any losses in such years which it believes are likely to result in an assessment.

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

SUPERFUND CLAIMS. The Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (Superfund) by its terms imposes joint and several strict liability, regardless of fault, upon generators of hazardous substances for resulting removal and remedial costs and environmental damages. Complex technical and factual determinations must be made prior to the ultimate disposition of these claims. Accordingly, estimates of removal, remedial and environmental damage costs for these sites may not be accurate. Moreover, the Company at appropriate times seeks recovery of its share of these costs under any applicable insurance coverage and through inclusion of such costs in allowable costs for rate-making purposes.

     The Company has received process or notice concerning possible claims under Superfund or similar state statutes relating to 14 sites at which it is alleged that hazardous substances generated by the Company (and, in most instances, a large number of other potentially responsible parties) were deposited. For most, but not all, of these sites, the Company has developed estimates of investigative, removal, remedial and environmental damage costs it will be obligated to pay. These estimates aggregate approximately $12 million and the Company has accrued a liability in this amount. It is possible that substantial additional costs may be incurred with respect to the 14 sites and other sites.

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

ASBESTOS CLAIMS. Suits were brought in New York State and federal courts against the Company and many other defendants, wherein hundreds of plaintiffs sought large amounts of compensatory and punitive damages for deaths and injuries allegedly caused by exposure to asbestos at various premises of the Company. Many of these suits have been disposed of without any payment by the Company, or for immaterial amounts. Additional settlements, also for immaterial amounts, are pending. The amounts specified in all the remaining suits, including those for which settlements are pending, total billions of dollars but the Company believes that these amounts are greatly exaggerated, as were the claims already disposed of. Based on the information and relevant circumstances known to the Company at this time, it is the opinion of the Company that these suits will not have a material adverse effect on the Company's financial position.

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

                MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS

          The following discussion and analysis relates to the interim financial statements appearing in this report and should be read in conjunction with Management's Discussion and Analysis appearing in Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 1-1217). Reference is made to the notes to the financial statements in
Item 1 of this report, which notes are incorporated herein by reference.

LIQUIDITY AND CAPITAL RESOURCES

          Cash and temporary cash investments were $205.1 million at March 31, 1994 compared with $36.8 million at December 31, 1993 and $74.3 million at March 31, 1993. The Company's cash balances reflect the timing and amounts of external financing.
As discussed below, in March 1994, the Company received approximately $60 million of net tax refunds and related interest.

          In February 1994 the Company issued $150 million of 35-year debentures. The debentures bear an interest rate of 7-1/8 percent. Pursuant to its amended dividend reinvestment plan, in the first quarter of 1994 the Company issued 481,000 shares of its common stock for $14.6 million.

          The Company expects to finance the balance of its capital requirements for the remainder of 1994 and 1995, including $142 million for securities maturing during this period, from internally generated funds and external financings of about $450 million, most, if not all, of which will be debt issues.

          Customer accounts receivable, less allowance for uncollectible accounts, amounted to $528.0 million at March 31, 1994 compared with $459.3 million at December 31, 1993 and $466.6 million at March 31, 1993. In terms of equivalent days of revenue outstanding, these amounts represented 28.6, 27.6 and
28.0 days, respectively.

           Regulatory accounts receivable, amounting to
$63.0 million at March 31, 1994, $97.1 million at December 31, 1993 and $189.2 million at March 31, 1993, represents accruals under the three-year electric rate settlement agreement effective April 1, 1992. It includes the "ERAM" accrual (differences in actual electric sales revenues from the levels forecast in the agreement), incentives and "lost revenues" related to the Company's Enlightened Energy program, incentives for customer service, and savings achieved in fuel and purchased power costs relative to target levels. Regulatory accounts receivable were reduced in the first quarter of 1994 by billings to customers of prior period ERAM accruals and by negative ERAM accruals for the quarter (reflecting sales in excess of estimated levels).

           Gas in storage decreased $28.2 million in the first quarter of 1994 due principally to the effect of unusually cold weather in that period.

          Prepayments include the unamortized portion
(approximately $105 million at March 31, 1994) of the Company's semi-annual New York City property tax payment.

          Deferred charges include Enlightened Energy program costs of $145.0 million at March 31, 1994, $140.1 million at December 31, 1993 and $100.2 million at March 31, 1993. Under the provisions of the 1992 electric rate settlement agreement these costs are generally recoverable over a five year period.

          In March 1994 the Company received net federal income tax refunds and interest for years 1980 through 1986 amounting to approximately $60 million, which has been deferred and included in other deferred credits pending future rate treatment.

          Interest coverage under the SEC formula for the twelve months ended March 31, 1994 was 4.36 times compared with 4.19 times for the year 1993 and 4.12 times for the twelve months ended March 31, 1993.

1992 Electric Rate Settlement Agreement

          In March 1994 the PSC approved an electric rate increase of $55.2 million (1.1 percent), to become effective

April 1, 1994, for the third and final year of the 1992 electric rate settlement agreement, the twelve months ended March 31, 1995. Effective April 1, 1994, the Company's electric rates reflect the increase in the federal income tax rate from 34% to 35% which had previously been deferred.

          For the second rate year, the twelve months ended March 31, 1994, the Company's rate of return on electric common equity, calculated in accordance with the provisions of the agreement, which excludes incentives earned and labor productivity in excess of amounts reflected in rates, was approximately 11.2 percent, which was below the 11.85 percent threshold for sharing earnings with ratepayers.

Electric Rate Increase Filing

          In April 1994, the Company filed for a $191.3 million (3.6 percent) electric rate increase to become effective April 1, 1995. This consists of an increase of $168.7 million for Con Edison customers and $22.6 million for the New York Power Authority ("NYPA") and Economic Development delivery services. The rate increase is premised upon an allowed equity return of
11.75 percent and a common equity ratio of 52.0 percent of total capitalization. The major reasons for the requested increase are power purchases required from independent power producers ("IPPs"), increased taxes and infrastructure investment.

          The filing includes measures to distribute more equitably the Company's costs of providing service and better position the Company in the increasingly competitive electric utility industry. The Company has proposed tariff changes for back-up and supplemental service to customers that install on-site generation, so as to reflect more accurately the cost of these services, and charges to reimburse the Company for the costs incurred to serve present Company customers that currently are eligible for and elect to take service from NYPA. The Company has also requested additional depreciation allowances for retired generation facilities and acceleration of recovery of other production plant.

          The filing includes a proposal for a three year rate agreement, with estimated increases in the second and third year averaging 1.5 percent a year. These estimated increases do not reflect the possible effect of any incentives earned or ERAM reconciliation.

New Financial Accounting Standard

          Reference is made to Note A to the financial statements in this report for information concerning the provisions of Statement of Financial Accounting Standards No. 115.

Nuclear Decommissioning

          Reference is made to Note A to the financial statements in this report for information concerning new estimates of decommissioning costs and proposed rate treatment of such costs.

Electric Generating Capacity

     In April, the Company announced that on May 31, 1994 it would terminate a power purchase arrangement with NYPA under which it would have received substantial amounts of electricity from Hydro-Quebec during a 20 year period beginning in 1999. This arrangement no longer represented an economical power purchase for the Company's electric customers. The Company is exploring with Hydro-Quebec an extension of the existing summer diversity contract, set to expire in 1998, for a period of up to five years. Under the current contract, the Company purchases 780 MW of capacity and associated energy from Hydro-Quebec during the summer months.

          Through April 1994, the Company has terminated IPP contracts involving approximately 585 MW for $169 million (exclusive of interest) to be paid over a period of several years. The Company's electric customers will save substantially more than this amount based on current estimates of future market prices for power. Termination costs for approximately 440 MW of capacity are being recovered in rates over a three year period beginning April 1, 1994; recovery of the cost of terminating the balance will be sought in a future rate proceeding.

Superfund and Asbestos Claims and Other Contingencies

          Reference is made to Note B to the financial statements included in this report for information concerning potential liabilities of the Company arising from the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (Superfund), from claims relating to alleged exposure to asbestos, and from certain other contingencies to which the Company is subject.

RESULTS OF OPERATIONS

          Net income for common stock for the first quarter of 1994 was $35.4 million ($.15 a share) more than the first quarter of 1993. Net income for common stock for the twelve months ended March 31, 1994 was $52.9 million ($.21 a share) more than the corresponding 1993 period.


                                                Increases (Decreases)
                                    Three Months Ended      Twelve Months Ended
                                      March 31, 1994           March 31, 1994
                                      Compared With            Compared With
                                      Three Months Ended    Twelve Months Ended
                                      March 31, 1993           March 31, 1993
                                    Amount     Percent        Amount    Percent
                                                (Amounts in Millions)

Operating revenues                  $ 111.7       7.0%        $ 314.2      5.2%
 Fuel and purchased power              (5.4)     (1.6)           68.8      5.1
 Gas purchased for resale              58.9      49.2            82.0     30.7
 Operating revenues less
   fuel and purchased power
   and gas purchased for resale
   (Net revenues)                      58.2       5.2           163.4      3.7

 Other operations and
   maintenance                         (8.0)     (1.9)           35.9      2.2
 Depreciation and amortization          5.2       5.3            22.7      5.9
 Taxes, other than federal
   income tax                          (7.7)     (2.6)          (27.5)    (2.3)
 Federal income tax                    25.9      32.5            55.1     16.3

 Operating income                      42.8      19.3            77.2      8.4

 Other income less deductions
   and related federal income tax      (4.9)     Large          (14.5)   (95.4)
 Interest charges and preferred
   stock dividend requirements          2.5       3.1             9.8      3.0

Net income for common stock        $   35.4      24.4%        $  52.9      8.7%

First Quarter 1994 Compared with
the First Quarter 1993

          Net revenues (operating revenues less fuel and purchased power and gas purchased for resale) increased $58.2 million in the first quarter of 1994 compared with the 1993 period, primarily as a result of electric and gas rate increases, and higher sales volume due chiefly to the colder weather in the first quarter of 1994. Electric, gas and steam net revenues increased $24.2 million, $17.2 million and $16.8 million, respectively.

          Net electric revenues for the first quarter of 1994 include a revenue reduction of $23.1 million accrued under the ERAM, compared with a revenue accrual of $18.2 million under the ERAM in the 1993 period. The ERAM accrual reflects the variation from the rate agreement estimate of net electric revenues.

          Net electric revenues for the first quarter of 1994 include $42.3 million compared with $11.7 million for the 1993 period for incentives earned by achieving goals for the Company's Enlightened Energy program, customer service and fuel costs.

          Electric sales, excluding sales to other utilities, in the first quarter of 1994 compared with the 1993 period were:


                                           Millions of Kwhrs.
                             1st Quarter  1st Quarter              Percent
    Description                 1994         1993      Variation  Variation

Residential/Religious           2,629        2,564         65        2.5 %
Commercial/Industrial           6,218        6,099        119        2.0 %
Other                             147          151         (4)      (2.6)%

Total Con Edison Customers      8,994        8,814        180        2.0 %

NYPA & Municipal Agency
Sales                           2,367        2,287         80        3.5 %

Total Service Area             11,361       11,101        260        2.3 %


          For the first quarter of 1994 firm gas sales volume increased 11.9 percent and steam sales volume increased 17.1 percent over the 1993 period.

          After adjustment for comparability in both periods, primarily for variations in weather, electric sales volume in the Company's service territory in the first quarter of 1994 increased 1.7 percent. Similarly adjusted, firm gas sales volume increased 2.4 percent and steam sales volume increased 4.3 percent.

          Electric fuel and purchased power costs for the first quarter of 1994 decreased $11.8 million, reflecting the availability of lower-cost nuclear generation from the Company's Indian Point 2 unit, which was out of service for refueling for a large part of the 1993 period. This was offset in part by increased sendout. Steam fuel costs increased $6.4 million due to increased sendout and a higher unit cost of fuel. Gas purchased for resale increased $58.9 million reflecting principally a higher unit cost of purchased gas and higher sendout.

          Other operations and maintenance expenses decreased $8.0 million in the first quarter of 1994 compared with the 1993 period, reflecting lower production expenses principally due to the Indian Point 2 refueling and maintenance outage in the 1993 period, offset in part by 1994 storm-related distribution expenses and the amortization of previously deferred Enlightened Energy program costs.

          Depreciation and amortization increased $5.2 million due principally to higher plant balances.

          Taxes other than federal income tax decreased $7.7 million in the first quarter of 1994 due principally to reduced property taxes ($18.5 million), offset in part by increased revenue taxes ($11.9 million).

           Federal income tax increased $25.9 million for the quarter reflecting higher pre-tax income.

          Other income less deductions, less related income taxes, decreased $4.9 million due principally to lower interest income accrued on deferred revenues under the electric rate settlement agreement. Interest on long-term debt increased $0.6 million principally as a result of the issuance of new debt.

Other interest charges increased $1.5 million principally due to interest on deferrals of amounts due to customers.



Twelve Months Ended March 31, 1994 Compared with the Twelve Months Ended March 31, 1993

          Net revenues (operating revenues less fuel and purchased power and gas purchased for resale) increased $163.4 million principally as a result of electric, gas and steam rate increases and higher sales volume. Electric, gas and steam net revenues increased $113.5 million, $39.9 million and $10.0 million, respectively.

          Net electric revenues for the twelve months ended
March 31, 1994 include a revenue reduction of $30.4 million accrued under the ERAM, compared with a revenue accrual of $148.3 million under the ERAM in the 1993 period.

          Net electric revenues for the twelve months ended
March 31, 1994 also include $100.2 million for incentives earned under the provisions of the rate agreement, compared with $65.9 million for the 1993 period.

          Electric sales, excluding sales to other utilities, for the twelve months ended March 31, 1994 compared with the twelve months ended March 31, 1993 were:

                                          Millions of Kwhrs.
                           Twelve Months   Twelve Months
                               Ended           Ended                   Percent
    Description            Mar. 31, 1994   Mar. 31, 1993  Variation  Variation

Residential/Religious          10,577           9,936         641        6.5 %
Commercial/Industrial          25,237          24,770         467        1.9 %
Other                             607             603           4        0.7 %

Total Con Edison Customers     36,421          35,309       1,112        3.1 %

NYPA and Municipal Agency
 Sales                          8,883           8,628         255        3.0 %

Total Service Area             45,304          43,937       1,367        3.1 %


          Firm gas sales volume increased 2.2 percent and steam sales volume increased 4.6 percent.

          After adjustment for comparability in both periods, primarily for variations in weather, electric sales volume in the Company's service territory in the twelve months ended March 31, 1994 increased 1.5 percent. Similarly adjusted, firm gas sales volume increased 4.0 percent and steam sales volume increased
1.9 percent.

          Electric fuel and purchased power costs increased $56.2 million due to increased sendout, offset in part by the increased availability of lower-cost nuclear generation from the Company's Indian Point 2 unit. Steam fuel costs increased $12.6 million due to increased sendout and a higher unit cost of fuel. Gas purchased for resale increased $82.0 million reflecting principally a higher unit cost of purchased gas and higher sendout.

          Other operations and maintenance expenses increased $35.9 million in the twelve months ended March 31, 1994 compared with the 1993 period, due to increased electric and gas distribution expenses, higher labor and labor related expenses, and the amortization of previously deferred Enlightened Energy program costs, offset in part by the expenses in 1993 for the refueling outage at Indian Point 2.

          Depreciation and amortization increased $22.7 million due principally to higher plant balances.

          Taxes, other than federal income tax, decreased $27.5 million in the twelve months ended March 31, 1994 compared with the 1993 period due primarily to reduced property taxes ($58.6 million), offset in part by increased revenue taxes ($32.2 million).

          Federal income tax increased $55.1 million for the twelve months ended March 31, 1994 compared with the 1993 period principally due to higher pre-tax income.

          Other income less deductions, less related income taxes, decreased $14.5 million due principally to a reduced level of temporary cash investments, lower interest rates and lower interest income accrued on deferrals under the electric rate settlement agreement. Interest on long-term debt increased $8.1 million principally as a result of the issuance of new debt offset to a large extent by the effect of debt refundings.

               PART II. - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

GRAMERCY PARK

     Reference is made to the information under the caption, "Gramercy Park", in Item 3, Legal Proceedings, in the
Company's Annual Report on Form 10-K, for the year ended
December 31, 1993.

    In April 1994, a Federal Grand Jury in the Southern District of New York issued an indictment which supersedes the December 16, 1993 indictment previously reported. The new indictment charges the Company and two of its retired employees with criminal acts relating to the reporting of the release of asbestos resulting from the steam explosion. The new indictment contains eight counts which reiterate the charges contained in the previous indictment and also allege failure to give required notices to the United States Occupational Safety and Health Administration and to state and local officials. The Company will vigorously contest the charges, which it believes are without merit.
Regardless of the ultimate disposition of the charges, the Company believes that they will not have a material adverse effect on the Company's financial condition or business operations.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

Exhibit 10.1    Supplemental Thrift Savings Plan of
                Consolidated Edison Company of New York,
                Inc., effective January 1, 1994.

Exhibit 12      Statement of computation of ratio of
                earnings to fixed charges for
                the twelve-month periods ended March 31, 1994 and 1993.

(b)  REPORTS ON FORM 8-K

     During the quarter ended March 31, 1994, the Company filed a Current Report on Form 8-K, dated February 8, 1994, reporting (under Item 5) the sale of $150 million aggregate principal amount of the Company's 7 1/8% Debentures, Series
1994 A, due February 15, 2029.

                           SIGNATURES




     Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              CONSOLIDATED EDISON COMPANY
                                OF NEW YORK, INC.





DATE:   May 11, 1994          Raymond J. McCann
                              Raymond J. McCann
                              Executive Vice President,
                              Chief Financial Officer and
                              Duly Authorized Officer




DATE:   May 11, 1994          Carl W. Greene
                              Carl W. Greene
                              Senior Vice President and
                              Chief Accounting Officer

                      INDEX TO EXHIBITS

                                             SEQUENTIAL PAGE
EXHIBIT                                      NUMBER AT WHICH
  NO.                  DESCRIPTION           EXHIBIT BEGINS


10.1         Supplemental Thrift Savings Plan of
             Consolidated Edison Company of New York,
             Inc., effective January 1, 1994.

12           Statement of computation of ratio
             of earnings to fixed charges for the
             twelve-month periods ended March 31,
             1994 and 1993.