Form 10-Q/A
period 1994-03-31
CONSOLIDATED EDISON CO OF NEW YORK INC
filed 1994-05-18
CIK 23632

                            FORM 10-Q/A

               SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C.  20549
                     _______________________

       [x] Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
         FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1994*

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

__________
     * This is Amendment No. 1 to the Form 10-Q for the quarter ended March 31, 1994, filed by the Registrant on May 12, 1994. The only change effected by this Amendment is the correction of the reference to the quarterly period on the cover page of the Form 10-Q.

                           SIGNATURES




     Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this amendment to its quarterly report to be signed on its behalf by the undersigned thereunto duly authorized.



                              CONSOLIDATED EDISON COMPANY
                                OF NEW YORK, INC.





DATE:   May 18, 1994          Raymond J. McCann
                              Raymond J. McCann
                              Executive Vice President,
                              Chief Financial Officer and
                              Duly Authorized Officer




DATE:   May 18, 1994          Carl W. Greene
                              Carl W. Greene
                              Senior Vice President and
                              Chief Accounting Officer