Form 10-Q
period 1994-06-30
CONSOLIDATED EDISON CO OF NEW YORK INC
filed 1994-08-12
CIK 23632

                            FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C.  20549

                     _______________________


       [x] Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
            FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1994


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


                  Yes ___X___         No _______

As of the close of business on July 31, 1994, the Registrant had outstanding 234,886,307 shares of Common Stock ($2.50 par value).

                 PART I. -  FINANCIAL INFORMATION


                CONTENTS                             PAGE NO.

ITEM 1.    FINANCIAL STATEMENTS:

           Consolidated Balance Sheet                  3-4

           Consolidated Income Statements              5-7

           Consolidated Statements of Cash Flows       8-9

           Notes to Financial Statements              10-16


ITEM 2.    Management's Discussion and Analysis of    17-35
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

                            CONSOLIDATED EDISON COMPANY OF NEW YORK, INC.
                                     CONSOLIDATED BALANCE SHEET
                      AS AT JUNE 30, 1994, DECEMBER 31, 1993 AND JUNE 30, 1993


                                                                    As At
                                                 June 30, 1994  Dec. 31, 1993  June 30, 1993
                                                           (Thousands of Dollars)


ASSETS

Utility plant, at original cost
  Electric                                        $ 10,709,492   $ 10,530,193   $ 10,422,016
  Gas                                                1,378,489      1,341,704      1,285,827
  Steam                                                411,538        403,411        384,463
  General                                            1,048,747      1,015,947        972,453
      Total                                         13,548,266     13,291,255     13,064,759
    Less: Accumulated depreciation                   3,718,838      3,594,784      3,578,894
      Net                                            9,829,428      9,696,471      9,485,865
  Construction work in progress                        382,789        389,244        337,530
  Nuclear fuel assemblies and components,
    less accumulated amortization                       62,335         70,441         77,385

                               Net utility plant    10,274,552     10,156,156      9,900,780

Current assets
  Cash and temporary cash investments                   80,649         36,756        143,320
  Accounts receivable - customers, less
    allowance for uncollectible accounts
    of $21,208, $21,600 and $20,383                    461,794        459,261        428,853
  Other receivables                                     67,306         84,955         40,677
  Regulatory accounts receivable                        55,114         97,117        163,492
  Fuel, at average cost                                 46,324         53,755         57,846
  Gas in storage, at average cost                       37,832         49,091         29,638
  Materials and supplies, at average cost              241,998        245,785        270,080
  Prepayments                                           50,873         56,274         49,515
  Other current assets                                  12,111         11,486         11,208

                            Total current assets     1,054,001      1,094,480      1,194,629

Investments and nonutility property
  Investments                                          106,377         92,108         81,703
  Nonutility property                                    1,204          1,791          1,301

       Total investments and nonutility property       107,581         93,899         83,004

Deferred charges
  Recoverable fuel costs                               (31,635)        17,649          2,462
  Enlightened Energy program costs                     153,372        140,057        113,069
  Unamortized debt expense                             140,857        144,928        120,661
  Power contract termination costs                     158,896        121,740        103,740
  Other deferred charges                               330,806        337,826        274,346

                          Total deferred charges       752,296        762,200        614,278

Regulatory asset-future
 federal income taxes                                1,349,721      1,376,759      1,317,280

                                           Total  $ 13,538,151   $ 13,483,494   $ 13,109,971

The accompanying notes are an integral part of these financial statements.

                           CONSOLIDATED EDISON COMPANY OF NEW YORK, INC.
                                    CONSOLIDATED BALANCE SHEET
                     AS AT JUNE 30, 1994, DECEMBER 31, 1993 AND JUNE 30, 1993


                                                                    As At
                                                June 30, 1994   Dec. 31, 1993   June 30, 1993
                                                            (Thousands of Dollars)


CAPITALIZATION AND LIABILITIES
Capitalization
  Common stock, authorized 340,000,000 shares;
   outstanding 234,884,279 shares, 234,372,931
    shares and 233,970,506 shares                $  1,463,752    $  1,448,845    $  1,436,740
  Capital stock expense                               (39,041)        (39,201)        (39,285)
  Retained earnings                                 3,682,947       3,658,886       3,461,524
                         Total common equity        5,107,658       5,068,530       4,858,979
  Preferred stock
    Subject to mandatory redemption
      7.20 % Series I                                  50,000          50,000          50,000
      6-1/8% Series J                                  50,000          50,000          50,000
                  Total subject to mandatory
                    redemption                        100,000         100,000         100,000
    Other preferred stock
      $ 5 Cumulative Preferred                        175,000         175,000         175,000
        5-3/4%  Series  A                              60,000          60,000          60,000
        5-1/4%  Series  B                              75,000          75,000          75,000
        4.65 %  Series  C                              60,000          60,000          60,000
        4.65 %  Series  D                              75,000          75,000          75,000
        5-3/4%  Series  E                              50,000          50,000          50,000
        6.20 %  Series  F                              40,000          40,000          40,000
        6% Convertible Series B                         5,471           5,728           5,952
                 Total other preferred stock          540,471         540,728         540,952
                       Total preferred stock          640,471         640,728         640,952
  Long-term debt                                    3,787,061       3,643,891       3,788,054
                        Total capitalization        9,535,190       9,353,149       9,287,985
Noncurrent liabilities
  Obligations under capital leases                     49,080          50,355          51,629
  Other noncurrent liabilities                         90,771         125,369         113,377
                Total noncurrent liabilities          139,851         175,724         165,006
Current liabilities
  Long-term debt due within one year                  133,964         133,639          88,260
  Accounts payable                                    305,379         399,543         308,452
  Customer deposits                                   160,302         157,380         156,023
  Accrued income taxes                                  7,534          28,410          24,749
  Other accrued taxes                                  10,449          30,896          24,767
  Accrued interest                                     83,228          82,002          81,593
  Accrued wages                                        80,880          81,174          78,196
  Other current liabilities                           152,153         172,876         158,561
                   Total current liabilities          933,889       1,085,920         920,601
Deferred credits
  Accumulated deferred federal income tax           1,110,670       1,083,720       1,060,721
  Accumulated deferred investment tax credits         196,344         201,144         207,104
  Federal income tax refund                            52,957            -               -
  Other deferred credits                              219,529         207,078         151,274
                      Total deferred credits        1,579,500       1,491,942       1,419,099
Deferred tax liability-future
  federal income taxes                              1,349,721       1,376,759       1,317,280

                                       Total     $ 13,538,151    $ 13,483,494    $ 13,109,971

The accompanying notes are an integral part of these financial statements.

                       CONSOLIDATED EDISON COMPANY OF NEW YORK, INC.
                               CONSOLIDATED INCOME STATEMENT
                     FOR THE THREE MONTHS ENDED JUNE 30, 1994 AND 1993

                                                              1994           1993
                                                            (Thousands of Dollars)


Operating revenues
  Electric                                                $ 1,145,751    $ 1,169,280
  Gas                                                         189,499        168,404
  Steam                                                        56,837         58,326
                             Total operating revenues       1,392,087      1,396,010

Operating expenses
  Fuel and purchased power                                    320,444        363,613
  Gas purchased for resale                                     73,583         60,987
  Other operations                                            276,914        269,283
  Maintenance                                                 140,708        138,195
  Depreciation and amortization                               104,554        100,379
  Taxes, other than federal income tax                        263,134        284,838
  Federal income tax                                           54,710         44,190
                             Total operating expenses       1,234,047      1,261,485

Operating income                                              158,040        134,525

Other income (deductions)
  Investment income                                             2,277          1,346
  Allowance for equity funds used during construction           2,579          1,700
  Other income less miscellaneous deductions                   (1,266)          (433)
  Federal income tax                                             (290)          (330)
                                   Total other income           3,300          2,283

Income before interest charges                                161,340        136,808

Interest on long-term debt                                     71,854         70,669
Other interest                                                  3,409          4,473
Allowance for borrowed funds used during construction          (1,135)          (785)
                                 Net interest charges          74,128         74,357


Net income                                                     87,212         62,451
Preferred stock dividend requirements                           8,897          8,903
Net income for common stock                               $    78,315    $    53,548

Common shares outstanding - average (000)                     234,830        233,962
Earnings per share                                          $     .33      $     .23

Dividends declared per share of common stock                $     .50      $    .485

Sales
  Electric (Thousands of Kwhrs.)
    Con Edison Customers                                    8,290,405      8,079,689
    Deliveries for NYPA Customers                           2,033,473      1,901,462
    Service for Municipal Agencies                             95,774         86,147
      Total Sales in Service Territory                     10,419,652     10,067,298
    Other Electric Utilities (a)                              404,173        287,774
  Gas - Firm Customers (Dekatherms)                        17,940,876     17,537,367
  Steam (Thousands of Lbs.)                                 5,172,992      5,191,228


(a) There were no sales to the New York Power Authority ("NYPA") in the 1994 and 1993 periods.


The accompanying notes are an integral part of these financial statements.

                      CONSOLIDATED EDISON COMPANY OF NEW YORK, INC.
                              CONSOLIDATED INCOME STATEMENT
                     FOR THE SIX MONTHS ENDED JUNE 30, 1994 AND 1993


                                                              1994           1993
                                                             (Thousands of Dollars)


Operating revenues
  Electric                                                $ 2,293,542    $ 2,304,663
  Gas                                                         583,562        486,401
  Steam                                                       212,743        191,031
                             Total operating revenues       3,089,847      2,982,095

Operating expenses
  Fuel and purchased power                                    662,555        711,142
  Gas purchased for resale                                    252,130        180,633
  Other operations                                            555,124        546,584
  Maintenance                                                 274,290        280,738
  Depreciation and amortization                               208,320        198,917
  Taxes, other than federal income tax                        554,102        583,493
  Federal income tax                                          160,160        123,770
                             Total operating expenses       2,666,681      2,625,277

Operating income                                              423,166        356,818

Other income (deductions)
  Investment income                                             2,685          2,013
  Allowance for equity funds used during construction           4,651          4,737
  Other income less miscellaneous deductions                   (3,216)         1,229
  Federal income tax                                           (1,170)        (1,140)
                                   Total other income           2,950          6,839

Income before interest charges                                426,116        363,657

Interest on long-term debt                                    142,326        140,524
Other interest                                                  9,315          8,929
Allowance for borrowed funds used during construction          (2,047)        (2,187)
                                 Net interest charges         149,594        147,266

Net income                                                    276,522        216,391
Preferred stock dividend requirements                          17,796         17,811
Net income for common stock                               $   258,726    $   198,580

Common shares outstanding - average (000)                     234,632        233,952
Earnings per share                                          $    1.10      $     .85

Dividends declared per share of common stock                $    1.00      $     .97

Sales
  Electric (Thousands of Kwhrs.)
    Con Edison Customers                                   17,284,349     16,893,901
    Deliveries for NYPA Customers                           4,303,693      4,100,229
    Service for Municipal Agencies                            192,357        174,338
      Total Sales in Service Territory                     21,780,399     21,168,468
    Other Electric Utilities (a)                              727,509        326,711
  Gas - Firm Customers (Dekatherms)                        63,102,005     57,911,828
  Steam (Thousands of Lbs.)                                18,287,025     16,393,819

(a) There were no sales to the New York Power Authority ("NYPA") in the 1994 and 1993 periods.


The accompanying notes are an integral part of these financial statements.

                       CONSOLIDATED EDISON COMPANY OF NEW YORK, INC.
                               CONSOLIDATED INCOME STATEMENT
                    FOR THE TWELVE MONTHS ENDED JUNE 30, 1994 AND 1993


                                                              1994           1993
                                                             (Thousands of Dollars)


Operating revenues
  Electric                                                $ 5,120,545    $ 5,071,706
  Gas                                                         905,549        780,063
  Steam                                                       347,052        327,013
                             Total operating revenues       6,373,146      6,178,782

Operating expenses
  Fuel and purchased power                                  1,369,242      1,422,485
  Gas purchased for resale                                    361,205        279,416
  Other operations                                          1,115,504      1,095,542
  Maintenance                                                 564,348        561,890
  Depreciation and amortization                               413,132        392,022
  Taxes, other than federal income tax                      1,129,893      1,182,089
  Federal income tax                                          402,410        339,930
                             Total operating expenses       5,355,734      5,273,374

Operating income                                            1,017,412        905,408

Other income (deductions)
  Investment income                                             5,607          7,169
  Allowance for equity funds used during construction           7,136          9,753
  Other income less miscellaneous deductions                  (12,011)        (1,371)
  Federal income tax                                              980         (2,690)
                                   Total other income           1,712         12,861


Income before interest charges                              1,019,124        918,269

Interest on long-term debt                                    283,558        275,958
Other interest                                                 20,107         20,479
Allowance for borrowed funds used during construction          (3,194)        (4,628)
                                 Net interest charges         300,471        291,809

Net income                                                    718,653        626,460
Preferred stock dividend requirements                          35,601         36,015
Net income for common stock                               $   683,052    $   590,445

Common shares outstanding - average (000)                     234,331        233,721
Earnings per share                                          $    2.91      $    2.53

Dividends declared per share of common stock                $    1.97      $    1.92

Sales
  Electric (Thousands of Kwhrs.)
    Con Edison Customers                                   36,631,447     35,261,039
    Deliveries for NYPA Customers                           8,645,088      8,278,940
    Service for Municipal Agencies                            379,873        352,874
      Total Sales in Service Territory                     45,656,408     43,892,853
    Other Electric Utilities (a)                            1,005,643        463,656
  Gas - Firm Customers (Dekatherms)                        95,029,502     90,848,544
  Steam (Thousands of Lbs.)                                31,287,541     29,449,358

(a) The 1994 period includes 2,142 thousands of Kwhrs. which were sold to the New York
    Power Authority ("NYPA") and are also included in the deliveries for NYPA.
    There were no such sales for the 1993 period.


The accompanying notes are an integral part of these financial statements.

                    CONSOLIDATED EDISON COMPANY OF NEW YORK, INC.
                         CONSOLIDATED STATEMENT OF CASH FLOWS
                   FOR THE SIX MONTHS ENDED JUNE 30, 1994 AND 1993

                                                              1994            1993
                                                             (Thousands of Dollars)

Operating activities
    Net income                                             $ 276,522       $ 216,391
    Principal non-cash charges (credits) to income
      Depreciation and amortization                          208,320         198,917
      Deferred recoverable fuel costs                         49,284          19,060
      Federal income tax deferred                             13,280          91,940
      Common equity component of allowance
        for funds used during construction                    (4,386)         (4,431)
      Other non-cash charges (credits)                        17,218         (26,846)
    Changes in assets and liabilities
      Accounts receivable - customers, less
        allowance for uncollectibles                          (2,533)         (4,504)
      Regulatory accounts receivable                          42,003           4,439
      Materials and supplies, including fuel
        and gas in storage                                    22,477          51,621
      Prepayments, other receivables and
        other current assets                                  22,425          19,079
      Enlightened Energy program costs                       (13,315)        (32,309)
      Federal income tax refund                               52,957            -
      Power contract termination costs                       (63,480)        (51,870)
      Accounts payable                                       (94,164)        (68,083)
      Other - net                                            (66,221)        (98,292)
        Net cash flows from operating activities             460,387         315,112

Investing activities including construction
      Construction expenditures                             (313,082)       (349,428)
      Nuclear fuel expenditures                               (4,651)         (7,471)
      Contributions to nuclear decommissioning trust          (8,752)         (7,771)
      Common equity component of allowance
        for funds used during construction                     4,386           4,431
        Net cash flows from investing activities
          including construction                            (322,099)       (360,239)

Financing activities including dividends
      Issuance of common stock                                14,650            -
      Issuance of long-term debt                             150,000       1,231,000
      Retirement of long-term debt                            (4,223)        (78,860)
      Advance refunding of long-term debt                       -           (922,257)
      Issuance and refunding costs                            (2,362)        (79,144)
      Common stock dividends                                (234,666)       (226,937)
      Preferred stock dividends                              (17,794)        (17,809)
        Net cash flows from financing activities
          including dividends                                (94,395)        (94,007)

Net increase (decrease) in cash and temporary
    cash investments                                          43,893        (139,134)

Cash and temporary cash investments
    at January 1                                              36,756         282,454

Cash and temporary cash investments
    at June 30                                             $  80,649       $ 143,320

Supplemental disclosure of cash flow information
    Cash paid during the period for:
      Interest                                             $ 130,906       $ 132,722
      Income taxes                                           154,381          45,836


The accompanying notes are an integral part of these financial statements.

                        CONSOLIDATED EDISON COMPANY OF NEW YORK, INC.
                              CONSOLIDATED STATEMENT OF CASH FLOWS
                       FOR THE TWELVE MONTHS ENDED JUNE 30, 1994 AND 1993

                                                              1994            1993
                                                                (Thousands of Dollars)
Operating activities
    Net income                                             $ 718,653       $ 626,460
    Principal non-cash charges (credits) to income
      Depreciation and amortization                          413,132         392,022
      Deferred recoverable fuel costs                         34,097         (12,064)
      Federal income tax deferred                             15,550         131,430
      Common equity component of allowance
        for funds used during construction                    (6,750)         (9,122)
      Other non-cash charges                                  19,613          16,175
    Changes in assets and liabilities
      Accounts receivable - customers, less
        allowance for uncollectibles                         (32 941)        (56,413)
      Regulatory accounts receivable                         108,378        (118,269)
      Materials and supplies, including fuel
         and gas in storage                                   31,410          11,881
      Prepayments, other receivables and
        other current assets                                 (28,890)         11,892
      Enlightened Energy program costs                       (40,303)        (65,993)
      Federal income tax refund                               52,957            -
      Power contract termination costs                       (79,990)        (51,870)
      Accounts payable                                        (3,073)         22,927
      Other - net                                            (31,303)         (7,346)
        Net cash flows from operating activities           1,170,540         891,710

Investing activities including construction
      Construction expenditures                             (752,722)       (795,693)
      Nuclear fuel expenditures                              (11,272)        (40,740)
      Contributions to nuclear decommissioning trust         (20,228)         (7,771)
      Common equity component of allowance
        for funds used during construction                     6,750           9,122
        Net cash flows from investing activities
          including construction                            (777,472)       (835,082)

Financing activities including dividends
      Issuance of common stock                                26,531            -
      Issuance of preferred stock                               -             50,000
      Issuance of long-term debt                             297,475       1,581,000
      Retirement of long-term debt and preferred stock      (103,260)       (232,050)
      Advance refunding of long-term debt and
        preferred stock                                     (147,475)     (1,111,257)
      Issuance and refunding costs                           (31,780)       (100,698)
      Common stock dividends                                (461,631)       (449,161)
      Preferred stock dividends                              (35,599)        (35,985)
        Net cash flows from financing activities
          including dividends                               (455,739)       (298,151)

Net decrease in cash and temporary
    cash investments                                         (62,671)       (241,523)

Cash and temporary cash investments
    at beginning of period                                   143,320         384,843

Cash and temporary cash investments
    at June 30                                             $  80,649       $ 143,320

Supplemental disclosure of cash flow information
    Cash paid during the period for:
      Interest                                             $ 263,659       $ 264,039
      Income taxes                                           388,667         232,286

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

INVESTMENTS
          In the first quarter of 1994 the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Pursuant to the Statement, the securities held in the Company's nuclear decommissioning trust fund at June 30, 1994 are reported at fair value. Pursuant to the accounting requirements of the Federal Energy Regulatory Commission, gains or losses are included in nuclear decommissioning trust assets and added to accumulated decommissioning included within Accumulated Depreciation. Accordingly, the $1.6 million net unrealized gain resulting from reporting the securities at fair value at June 30, 1994 has been included in the accumulated depreciation reserve.

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

NUCLEAR INSURANCE. The insurance polices covering the Company's nuclear facilities for property damage, excess property damage, and outage costs permit assessments under certain conditions to cover insurers' losses. As of June 30, 1994, the highest amount which could be assessed for losses during the current policy year under all of the policies was $24.5 million. While assessments may also be made for losses in certain prior years, the Company is not aware of any losses in such years which it believes are likely to result in an assessment.

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

LIQUIDITY AND CAPITAL RESOURCES
            Cash and temporary investments were $80.6 million at June 30, 1994 compared with $36.8 million at December 31, 1993 and $143.3 million at June 30, 1993. The Company's cash balances reflect the timing and amounts of external financing. As discussed below, in March 1994, the Company received approximately $60 million of federal income tax refunds and related interest.

            In February 1994 the Company issued $150 million of 35-year debentures. The debentures bear an interest rate of 7-1/8 percent. Pursuant to its amended dividend reinvestment plan, in the first quarter of 1994 the Company issued new shares of common stock for $14.6 million.

            On July 6, 1994 the Company issued $150 million of five-year floating rate debentures, Series 1994 B due July 1, 1999 which were offered to the public at 99.9452 percent. The interest rate, which is based on a spread of 0.1875 percent over LIBOR (London Interbank Offered Rate), was initially fixed at
5.125 percent and will be reset quarterly.

            The Company expects to finance the balance of its capital requirements for the remainder of 1994 and 1995, including $140 million for securities maturing during this period, from internally generated funds and external financing of about $300 million. Most, if not all, of this financing will be debt issues.

            Customer accounts receivable, less allowance for uncollectible accounts, amounted to $461.8 million at June 30, 1994 compared with $459.3 million at December 31, 1993 and $428.9 million at June 30, 1993. In terms of equivalent days of revenue outstanding, these amounts represented 27.7, 27.6 and
26.1 days, respectively.

            Regulatory accounts receivable, amounting to
$55.1 million at June 30, 1994, $97.1 million at December 31, 1993 and $163.5 million at June 30, 1993, represents accruals under the three-year electric rate settlement agreement effective April 1, 1992. It includes the "ERAM" accrual (differences in actual electric sales revenues from the levels forecast in the agreement), incentives and "lost revenues" related to the Company's Enlightened Energy program, incentives for customer service, and savings achieved in fuel and purchased power costs relative to target levels. Regulatory accounts receivable were reduced in 1993 and the first half of 1994 by billings to customers of prior period ERAM accruals and by negative ERAM accruals for the first half of the year (reflecting sales in excess of estimated levels).

            Fuel balances at June 30, 1994 were $7.4 million lower than December 1993 due principally to lower oil inventory levels. Gas in storage decreased $11.3 million in the first half of 1994 reflecting a seasonal reduction in storage balances.

            Deferred charges include Enlightened Energy program costs of $153.4 million at June 30, 1994, $140.1 million at December 31, 1993 and $113.1 at June 30, 1993. Under the provisions of the 1992 electric rate settlement agreement, these costs are generally recoverable over a five year period.

            In March 1994 the Company received federal income tax refunds and interest for years 1980 through 1986 amounting to approximately $60 million, which has been deferred and included in other deferred credits pending future rate treatment.

            Interest coverage under the SEC formula for the twelve months ended June 30, 1994 was 4.48 times compared with 4.19 times for the year 1993 and 4.07 times for the twelve months ended June 30, 1993.

Gas and Steam Rate Settlements
            The Company has reached agreements with the Staff of the Public Service Commission ("PSC") for three year rate plans for gas and steam service. Under the plans, which must be approved by the PSC, gas and steam rates would increase by $7.0 million (0.8 percent) and $10.0 million (3.0 percent), respectively, effective October 1994. For both services, the October 1994 increases reflect a 10.9 percent rate of return on common equity and a 52 percent common equity ratio. In addition, the agreements contain incentive/penalty mechanisms that will allow the Company to earn an annual maximum of $9.5 million (85 basis points in return on equity) in gas and $1.7 million (50 basis points) in steam or to incur comparable penalties. The agreements have been approved by the Administrative Law Judge.
A PSC decision is expected in October 1994.

1992 Electric Rate Settlement Agreement
            In March 1994 the PSC approved an electric rate increase of $55.2 million (1.1 percent), which became effective April 1, 1994 for the third and final year of the 1992 electric rate settlement agreement, the twelve months ended March 31, 1995. Effective April 1, 1994, the Company's electric rates reflect the increase in the federal income tax rate from 34% to 35% which had previously been deferred.

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

            The filing includes a proposal for a three year rate agreement, with estimated increases in the second and third year averaging 1.5 percent a year. These estimated increases do not reflect the possible effect of any incentives earned (or penalties) or ERAM reconciliation.

Electric Generating Capacity
            In May 1994, the Company terminated a power purchase arrangement with NYPA under which it would have received substantial amounts of electricity from Hydro-Quebec during a 20 year period beginning in 1999. This arrangement no longer represented an economical power purchase for the Company's electric customers. The Company is exploring with Hydro-Quebec an extension of the existing summer diversity contract, set to expire in 1998, for a period of up to five years. Under the current contract, the Company purchases 780 MW of capacity and associated energy from Hydro-Quebec during the summer months.

            The Company has terminated IPP contracts involving approximately 585 MW for $169 million (exclusive of interest) to be paid over a period of several years. The Company's electric customers will save substantially more than this amount based on current estimates of future market prices for power. Termination costs for approximately 440 MW of capacity are being recovered in rates over a three year period beginning April 1, 1994; recovery of the cost of terminating the balance will be addressed in the update stage of the Company's current electric rate case.

Nuclear Fuel Disposal
            Reference is made to the heading, "Fuel Supply - Nuclear Fuel" in Item 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1993. The Company has a contract with the United States Department of Energy (DOE), under the Federal Nuclear Waste Policy Act of 1982, which provides that, in return for payments being made by the Company to the DOE pursuant to the contract, the DOE starting in 1998 will take title to the Company's spent nuclear fuel (SNF), transport it to a Federal repository and store it permanently. Although the contract has not been changed, the DOE has announced that it will probably not take possession of SNF before 2010. Recently, the DOE has also taken the position that it is not obligated to begin accepting SNF until it has an appropriate facility for such purpose. In June 1994 the Company and a number of other utilities petitioned the United States Court of Appeals for the District of Columbia for a declaratory judgment that the DOE is unconditionally obligated to begin accepting SNF by 1998, an order directing the DOE to implement a program enabling it to begin acceptance of SNF by 1998, and, if warranted, appropriate relief for the financial burden to the utilities resulting from the DOE's delay. The Company estimates that it will incur substantial additional costs for interim storage of SNF after 2005 if the DOE facility is not available by then.

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

RESULTS OF OPERATIONS
            Net income for common stock for the second quarter of 1994 was $24.8 million ($.10 a share) higher than the second quarter of 1993. Net income for common stock for the six and twelve months ended June 30, 1994 was $60.1 million ($.25 a share) and $92.6 million ($.38 a share), respectively, more than the corresponding 1993 periods.


                                                      Increases (Decreases)
                                    Three Months Ended  Six Months Ended   Twelve Months Ended
                                         June 30, 1994      June 30, 1994       June 30, 1994
                                       Compared With      Compared With       Compared with
                                    Three Months Ended  Six Months Ended   Twelve Months Ended
                                       June 30, 1993      June 30, 1993       June 30, 1993
                                    Amount     Percent  Amount    Percent  Amount      Percent
                                                     (Amounts in Millions)

  Operating revenues               $  (3.9)     (0.3)%  $ 107.7     3.6 %  $ 194.4       3.1 %
  Fuel and purchased power           (43.2)    (11.9)     (48.6)   (6.8)     (53.2)     (3.7)
  Gas purchased for resale            12.6      20.7       71.5    39.6       81.8      29.3

  Operating revenues less
    fuel and purchased power
    and gas purchased for resale
    (Net revenues)                    26.7       2.7       84.8     4.1      165.8       3.7

  Other operations and maintenance    10.2       2.5        2.1     0.3       22.4       1.4
  Depreciation and amortization        4.2       4.2        9.4     4.7       21.1       5.4
  Taxes, other than federal
    income tax                       (21.7)     (7.6)     (29.4)   (5.0)     (52.2)     (4.4)
  Federal income tax                  10.5      23.8       36.4    29.4       62.5      18.4

  Operating income                    23.5      17.5       66.3    18.6      112.0      12.4
  Other income less deductions,
    less related federal income tax    1.0      44.5       (3.9)  (56.9)     (11.1)    (86.7)
  Interest charges and preferred
    stock dividend requirements       (0.3)     (0.3)       2.3     1.4        8.3       2.5

  Net income for common stock      $  24.8      46.3 %  $  60.1    30.3 %  $  92.6      15.7 %


      In reviewing the following period-to-period comparisons, it should be noted that not all changes in sales volume affect operating revenues. Under the ERAM, increases (or decreases) in electric sales revenues compared with revenues forecast pursuant to the electric rate agreement are deferred for subsequent credit (or billing) to customers. Under the weather stabilization clause in the Company's gas rates, most weather-related variations in gas sales do not affect gas revenues.


Second Quarter 1994 Compared with
the Second Quarter 1993

            Net revenues (operating revenues less fuel and purchased power and gas purchased for resale) increased $26.7 million in the second quarter of 1994 compared with the 1993 period, primarily as a result of electric and gas rate increases, higher electric and gas sales volume due to weather and economic conditions, and increased incentives accrued under the electric rate agreement. Electric and gas net revenues increased
$19.9 million and $8.5 million, respectively, while steam net revenues decreased by $1.7 million.

            Net electric revenues for the second quarter of 1994 reflect a revenue reduction of $6.1 million under the ERAM compared with an increase of $5.5 million for the 1993 period. The ERAM accrual reflects the variation from the estimate of net electric revenues forecast in the electric rate agreement.

            Net electric revenues for the second quarter of 1994
include $22.9 million compared with $10.7 million for the 1993 period for incentives earned by achieving goals for the Company's

Enlightened Energy program, customer service and fuel costs.

            Electric sales, excluding sales to other utilities, in the second quarter of 1994 compared with the 1993 period were:

                                           Millions of Kwhrs.
                             2nd Quarter  2nd Quarter              Percent
    Description                 1994         1993      Variation  Variation

Residential/Religious           2,274        2,186         88        4.0 %
Commercial/Industrial           5,879        5,751        128        2.2 %
Other                             138          143         (5)      (3.5)%

Total Con Edison Customers      8,291        8,080        211        2.6 %

NYPA & Municipal Agency
 Sales                          2,129        1,987        142        7.1 %

Total Service Area             10,420       10,067        353        3.5 %


            For the second quarter of 1994 firm gas sales volume increased 2.3 percent and steam sales volume decreased 0.4 percent over the 1993 period.

            After adjustment for comparability in both periods, primarily for variations in weather, electric sales volume in the Company's service territory in the second quarter of 1994 increased 1.3 percent. Similarly adjusted, firm gas sales volume increased 1.1 percent and steam sales volume increased 0.1 percent.

            Electric fuel and purchased power costs for the second quarter of 1994 decreased $43.4 million primarily due to lower unit fuel and purchased power cost, offset in part by increased sendout. Electric fuel costs were also impacted by the reduced level of low-cost nuclear generation in the 1993 period due to the scheduled refueling and maintenance outage at the Indian
Point 2 nuclear unit. The higher electric sendout resulted from warmer weather for the quarter and improved economic conditions. Gas purchased for resale increased $12.6 million and steam fuel cost increased $0.2 million reflecting principally higher unit fuel costs.

            Other operations and maintenance expenses increased $10.2 million in the second quarter of 1994 compared with the 1993 period due principally to increases in employee welfare expenses and distribution expenses, offset by lower production expenses due principally to the Indian Point 2 refueling and maintenance outage in the 1993 period (there was no such outage in the 1994 period) and cost containment measures.

            Depreciation and amortization increased $4.2 million due principally to higher plant balances.

            Taxes, other than federal income tax, decreased $21.7 million in the second quarter of 1994 due principally to decreases in property taxes ($18.6 million) and revenue taxes
($5.3 million).

            Federal income taxes increased $10.5 million for the second quarter reflecting higher pre-tax income.

            Other income less deductions, less related income taxes, increased $1.0 million reflecting higher temporary cash investment earnings offset by a decrease in other income (primarily interest income on boiler fuel sales tax refund). Interest on long-term debt increased $1.2 million reflecting the net effect of new debt issues offset by debt refunding in the 1993 period.


First Six Months of 1994 Compared
with the First Six Months of 1993

            Net revenues (operating revenues less fuel and purchased power and gas purchased for resale) increased $84.8 million in the first six months of 1994 compared with the first six months of 1993 principally as a result of electric and gas rate increases, higher electric, gas and steam sales volume, lower electric fuel and purchased power costs, and increased incentives accrued under the electric rate agreement. Electric, gas and steam net revenues increased $44.1 million, $25.7 million and $15.0 million, respectively.

            Net electric revenues for the first six months of 1994 include a decrease of $29.2 million under the ERAM compared with an increase of $23.7 million in the 1993 period. The ERAM accrual reflects the variation from the estimate of net electric revenues forecast in the electric rate agreement.

            Net electric revenues for the first six months of 1994 also include $65.1 million compared with $22.4 million for the 1993 period for incentives earned under the provisions of the rate agreement.

            Electric sales, excluding sales to other utilities, in the first six months of 1994 compared with the 1993 period were:


                                           Millions of Kwhrs.
                             Six Months    Six Months
                               Ended         Ended                  Percent
    Description            June 30, 1994  June 30, 1993  Variation  Variation

Residential/Religious           4,903          4,750        153        3.2 %
Commercial/Industrial          12,097         11,850        247        2.1 %
Other                             284            294        (10)      (3.4)%

Total Con Edison Customers     17,284         16,894        390        2.3 %

NYPA & Municipal Agency
 Sales                          4,496          4,274        222        5.2 %

Total Service Area             21,780         21,168        612        2.9 %


            For the first six months of 1994 firm gas sales volume increased 9.0 percent and steam sales volume increased 11.5 percent over the 1993 period.

            After adjustment for comparability in both periods, primarily for variations in weather, electric sales volume in the Company's service territory in the first six months of 1994 increased 1.5 percent. Similarly adjusted, firm gas sales volume increased 2.0 percent and steam sales volume increased 2.9 percent.

            Electric fuel and purchased power costs decreased
$55.2 million primarily due to lower unit fuel and purchased power cost, offset in part by increased sendout. Electric fuel costs were also impacted by the lower level of nuclear generation in the 1993 period due to the scheduled refueling and maintenance outage at the Indian Point 2 nuclear unit. Steam fuel cost increased $6.6 million due to increased sendout. Gas purchased for resale increased $71.5 million reflecting a higher unit cost and higher sendout.

            Other operations and maintenance expenses increased $2.1 million in the first six months of 1994 compared with the 1993 period principally due to increases in employee welfare expenses, amortization of previously deferred Enlightened Energy program costs and higher distribution expenses, offset by lower production expenses principally due to the Indian Point 2 refueling and maintenance outage in the 1993 period (there was no such outage in the 1994 period) and cost containment measures.

             Depreciation and amortization increased $9.4 million due principally to higher plant balances.

            Taxes, other than federal income tax, decreased $29.4
million in the first six months of 1994 compared with the 1993 period due primarily to reduced property taxes ($37.1 million), offset in part by increased revenue taxes ($6.6 million).

          Federal income tax increased $36.4 million in the first six months of 1994 compared with the 1993 period, principally due to higher pre-tax income.

            Other income less deductions, less related income taxes, decreased $3.9 million due principally to lower interest income accrued on deferred revenues under the electric rate settlement agreement and to lower interest income accrued on the Company's deferred gas take or pay charges. Interest on long-term debt increased $1.8 million reflecting the net effect of new debt issues offset by debt refundings in the 1993 period.

Twelve Months Ended June 30, 1994 Compared with the Twelve Months Ended June 30, 1993
            Net revenues (operating revenues less fuel and purchased power and gas purchased for resale) increased $165.8 million principally as a result of electric, gas and steam rate increases, and increased incentives accrued under the electric rate agreement . Electric, gas and steam net revenues increased $110.8 million, $43.7 million and $11.3 million, respectively.

            Net electric revenues for the twelve months ended June 30, 1994 reflect a reduction of $41.9 million under the ERAM compared with an increase of $121.5 million for the 1993 period.

            Net electric revenues for the twelve months ended June 30, 1994 also include $112.4 million for incentives earned under the provisions of the rate agreement, compared with $61.9 million for the 1993 period.

            Electric sales, excluding sales to other utilities, for the twelve months ended June 30, 1994 compared with the twelve months ended June 30, 1993 were:

                                            Millions of Kwhrs.
                             Twelve Months   Twelve Months
                                 Ended           Ended                  Percent
    Description              June 30, 1994   June 30, 1993  Variation  Variation

Residential/Religious            10,665           9,932         733        7.4 %
Commercial/Industrial            25,365          24,720         645        2.6 %
Other                               601             609          (8)      (1.3)%

Total Con Edison Customers       36,631          35,261       1,370        3.9 %

NYPA and Municipal Agency
 Sales                            9,025           8,632         393        4.6 %

Total Service Area               45,656          43,893       1,763        4.0 %

            For the twelve months ended June 30, 1994 firm gas sales volume increased 4.6 percent and steam sales volume increased 6.2 percent over the 1993 period.

            After adjustment for comparability in both periods, primarily for variations in weather, electric sales volume in the Company's service territory in the twelve months ended June 30, 1994 increased 1.3 percent. Similarly adjusted, firm gas sales volume increased 2.7 percent and steam sales volume increased 1.9 percent.

            Electric fuel and purchased power costs decreased by $62.0 million, gas purchased for resale increased by $81.8 million and steam fuel costs increased by $8.8 million. Electric fuel and purchased power costs decreased as a result of lower unit fuel and purchased power cost, offset in part by increased sendout. Electric fuel costs were also impacted significantly by the lower level of nuclear generation in the 1993 period due to the scheduled refueling and maintenance outage at the Indian Point 2 nuclear unit. Gas purchased for resale reflects the higher unit cost of purchased gas and higher sendout. Steam fuel cost increased as a result of increased steam sendout.

            Other operations and maintenance expenses increased $22.4 million in the twelve months ended June 30, 1994 compared with the 1993 period due to increased electric and gas distribution expenses, increased labor and labor related expenses, amortization of previously deferred Enlightened Energy program costs, offset in part by lower production cost principally due to the Indian Point 2 refueling and maintenance outage in the 1993 period.

            Depreciation and amortization increased $21.1 million due principally to higher plant balances.

            Taxes, other than federal income tax, decreased $52.2 million in the twelve months ended June 30, 1994 compared with the 1993 period due primarily to reduced property taxes ($73.2 million), offset in part by increased revenue taxes ($20.8 million).

            Federal income taxes increased $62.5 million for the twelve months ended June 30, 1994 compared with the 1993 period, principally due to higher pre-tax income.

            Other income less deductions, less related income taxes, decreased $11.1 million due principally to lower interest income accrued on deferred revenues under the electric rate settlement agreement and to lower interest income accrued on the Company's deferred gas take or pay charges. Interest on long-term debt increased $7.6 million reflecting the net effect of new debt issues offset by debt refundings.

                         PART II. - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

GRAMERCY PARK

     Reference is made to the information under the caption, "Gramercy Park", in Part I, Item 3, Legal Proceedings, in the Company's Annual Report on Form 10-K, for the year ended December 31, 1993 and in Part 2, Item 1, Legal Proceedings, in the Company's Quarterly Report on Form 10-Q, for the quarterly period ended March 31, 1994.

NUCLEAR FUEL DISPOSAL

     Reference is made to the information under the caption, "Liquidity and Capital Resources -- Nuclear Fuel Disposal" in
Item 2 of Part I of this report, for information concerning a suit brought by the Company and a number of other utilities against the United States Department of Energy. The suit is entitled Northern States Power Co., et al. v. Department of Energy, et al.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) At the Annual Meeting of Stockholders of the Company held on May 16, 1994, the stockholders of the Company voted to elect management's nominees for the Board of Trustees, to ratify and approve the appointment of the Company's independent accountants, and not to adopt two stockholder proposals.

     (b) The name of each nominee for election (including two non-management nominees -- Messrs. Dyer and Cox) and the number of shares voted for or with respect to which authority to vote for was withheld are as follows:

                                 For                  Withheld
E. Virgil Conway             186,294,836             2,536,558
Gordon J. Davis              185,816,514             3,014,880
Ruth M. Davis                186,097,188             2,734,206
Ellen V. Futter              185,851,521             2,979,873
Arthur Hauspurg              186,084,294             2,747,100
Peter W. Likins              186,193,320             2,638,074
Raymond J. McCann            186,289,984             2,541,410
Eugene R. McGrath            186,189,920             2,641,474
Frederick P. Rose            186,050,938             2,780,456
Donald K. Ross               185,820,677             3,010,717
Robert G. Schwartz           186,130,662             2,700,732
Richard A. Voell             186,199,029             2,632,365
Myles V. Whalen, Jr.         186,150,552             2,680,842
William H. Dyer                      100                 --
MacDonald J. Cox                     100                 --

     (c) The results of the vote on the appointment of Price Waterhouse as independent accountants for the Company for 1994 were as follows: 182,861,362 shares were voted for this proposal; 1,277,920 shares were voted against the proposal; and 4,692,112 shares were abstentions.


     (d) The following stockholder-proposed resolution was voted upon at the Annual Meeting:

          "RESOLVED: That the stockholders of Consolidated Edison Company of New York, Inc., assembled in annual meeting in person and by proxy, hereby request the Board of Directors to take the steps necessary to provide for cumulative voting in the election of directors, which means each stockholder shall be entitled to as many votes as shall equal the number of shares he or she owns multiplied by the number of directors to be elected, and he or she may cast all of such votes for a single candidate, or any two or more of them as he or she may see fit."


The results of the vote on this proposal were as follows:
34,350,010 shares were voted for this proposal; 117,551,763 shares were voted against the proposal; 4,783,018 shares were abstentions; and 32,146,603 shares were broker nonvotes.


     (e) The following stockholder-proposed resolution was voted upon at the Annual Meeting:

          "RESOLVED: That the shareholders recommend that the Board take the necessary step that Con Edison specifically identify by name and corporate title in all future proxy statements those executive officers, not otherwise so identified, who are contractually entitled to receive in excess of $100,000 annually as base salary, together with whatever other additional compensation bonuses and other cash payments were due them."


The results of the vote on this proposal were as follows:
18,395,536 shares were voted for this proposal; 132,366,899 shares were voted against the proposal; 5,921,857 shares were abstentions; and 32,147,102 shares were broker nonvotes.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

Exhibit 3.1    Resolution adopted July 26, 1994 by the Board of
               Trustees of the Company amending the Company's
               By-Laws.

Exhibit 3.2    By-laws of the Company, effective as of July 26,
               1994.

Exhibit 4      The form of the Company's Floating Rate
               Debentures, Series 1994 B. (Incorporated by reference to Exhibit 4 to the Company's Current
               Report on Form 8-K, dated June 29, 1994, in
               Commission File No. 1-1217.)

Exhibit 12 Statement of computation of ratio of earnings to fixed charges for the twelve-month periods ended
               June 30, 1994 and 1993.

(b)  REPORTS ON FORM 8-K

     During the quarter ended June 30, 1994, the Company filed a Current Report on Form 8-K, dated June 29, 1994, reporting (under Item 5) the sale of $150 million aggregate principal amount of the Company's Floating Rate Debentures, Series 1994 B.

                            SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              CONSOLIDATED EDISON COMPANY
                                OF NEW YORK, INC.




DATE:   August 12, 1994       Raymond J. McCann
                              Raymond J. McCann
                              Executive Vice President,
                              Chief Financial Officer and
                              Duly Authorized Officer




DATE:   August 12, 1994       Carl W. Greene
                              Carl W. Greene
                              Senior Vice President and
                              Chief Accounting Officer

                      INDEX TO EXHIBITS


                                                  SEQUENTIAL PAGE
EXHIBIT                                           NUMBER AT WHICH
  NO.                    DESCRIPTION              EXHIBIT BEGINS


 3.1          Resolution adopted July 26, 1994
              by the Board of Trustees of the
              Company amending the Company's
              By-Laws.

 3.2          By-laws of the Company, effective
              as of July 26, 1994.

 4            The form of the Company's Floating
              Rate Debentures, Series 1994 B.
              (Incorporated by reference to Exhibit
              4 to the Current Report on Form 8-K,
              dated June 29, 1994, in Commission
              File No. 1-1217.)

 12           Statement of computation of ratio
              of earnings to fixed charges for
              the twelve-month periods ended
              June 30, 1994 and 1993.