Form 10-Q
period 1994-09-30
CONSOLIDATED EDISON CO OF NEW YORK INC
filed 1994-11-10
CIK 23632

                            FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C.  20549

                     _______________________


       [x] Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
            FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1994


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


                  Yes ___X___         No _______

As of the close of business on October 31, 1994, the Registrant had outstanding 234,898,683 shares of Common Stock ($2.50 par value).

                 PART I. -  FINANCIAL INFORMATION


                CONTENTS                             PAGE NO.

ITEM 1.    FINANCIAL STATEMENTS:

           Consolidated Balance Sheet                  3-4

           Consolidated Income Statements              5-7

           Consolidated Statements of Cash Flows       8-9

           Notes to Financial Statements               10-13


ITEM 2.    Management's Discussion and Analysis of     14-27
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

                            CONSOLIDATED EDISON COMPANY OF NEW YORK, INC.
                                     CONSOLIDATED BALANCE SHEET
                 AS AT SEPTEMBER 30, 1994, DECEMBER 31, 1993 AND SEPTEMBER 30, 1993


                                                                      As At
                                                 Sept. 30, 1994  Dec. 31, 1993  Sept. 30, 1993
                                                            (Thousands of Dollars)

ASSETS

Utility plant, at original cost
  Electric                                         $ 10,819,169   $ 10,530,193   $ 10,500,636
  Gas                                                 1,398,780      1,341,704      1,307,205
  Steam                                                 416,878        403,411        389,956
  General                                             1,075,428      1,015,947        986,303
      Total                                          13,710,255     13,291,255     13,184,100
    Less: Accumulated depreciation                    3,790,758      3,594,784      3,639,179
      Net                                             9,919,497      9,696,471      9,544,921
  Construction work in progress                         383,425        389,244        390,835
  Nuclear fuel assemblies and components,
    less accumulated amortization                        90,666         70,441         72,217

                              Net utility plant      10,393,588     10,156,156     10,007,973

Current assets
  Cash and temporary cash investments                   360,737         36,756        203,963
  Accounts receivable - customers, less
    allowance for uncollectible accounts of
    $21,509, $21,600 and $19,928                        492,486        459,261        500,072
  Other receivables                                      62,417         84,955         72,989
  Regulatory accounts receivable                         16,994         97,117         99,328
  Fuel, at average cost                                  54,505         53,755         43,077
  Gas in storage, at average cost                        48,831         49,091         45,407
  Materials and supplies, at average cost               238,930        245,785        260,235
  Prepayments                                           169,929         56,274        163,532
  Other current assets                                   14,289         11,486         11,131

                           Total current assets       1,459,118      1,094,480      1,399,734

Investments and nonutility property
  Investments                                           109,183         92,108         89,142
  Nonutility property                                     1,207          1,791          1,722

      Total investments and nonutility property         110,390         93,899         90,864

Deferred charges
  Recoverable fuel costs                                (15,722)        17,649         23,989
  Enlightened Energy program costs                      161,152        140,057        123,456
  Unamortized debt expense                              139,305        144,928        119,518
  Power contract termination costs                      148,751        121,740        121,740
  Other deferred charges                                316,444        337,826        333,314

                         Total deferred charges         749,930        762,200        722,017

Regulatory asset-future
  federal income taxes                                1,335,932      1,376,759      1,358,274

                                          Total    $ 14,048,958   $ 13,483,494   $ 13,578,862

The accompanying notes are an integral part of these financial statements.


                          CONSOLIDATED EDISON COMPANY OF NEW YORK, INC.
                                   CONSOLIDATED BALANCE SHEET
                AS AT SEPTEMBER 30, 1994, DECEMBER 31, 1993 AND SEPTEMBER 30, 1993

                                                                    As At
                                                Sept. 30, 1994  Dec. 31, 1993  Sept. 30, 1993
                                                             (Thousands of Dollars)

CAPITALIZATION AND LIABILITIES

Capitalization
  Common stock, authorized 340,000,000 shares;
   outstanding 234,895,212 shares, 234,372,931
    shares and 233,978,202 shares                $  1,463,835    $  1,448,845   $  1,436,799
  Capital stock expense                               (39,005)        (39,201)       (39,205)
  Retained earnings                                 3,896,475       3,658,886      3,663,980
                         Total common equity        5,321,305       5,068,530      5,061,574
  Preferred stock
    Subject to mandatory redemption
      7.20%  Series I                                  50,000          50,000         50,000
      6-1/8% Series J                                  50,000          50,000         50,000
               Total preferred stock subject
                     to mandatory redemption          100,000         100,000        100,000
    Other preferred stock
      $ 5 Cumulative Preferred                        175,000         175,000        175,000
        5-3/4%  Series  A                              60,000          60,000         60,000
        5-1/4%  Series  B                              75,000          75,000         75,000
        4.65%   Series  C                              60,000          60,000         60,000
        4.65%   Series  D                              75,000          75,000         75,000
        5-3/4%  Series  E                              50,000          50,000         50,000
        6.20%   Series  F                              40,000          40,000         40,000
        6% Convertible Series B                         5,387           5,728          5,893
                 Total other preferred stock          540,387         540,728        540,893
                       Total preferred stock          640,387         640,728        640,893
  Long-term debt                                    3,932,799       3,643,891      3,785,624
                        Total capitalization        9,894,491       9,353,149      9,488,091
Noncurrent liabilities
  Obligations under capital leases                     48,443          50,355         50,992
  Other noncurrent liabilities                         82,897         125,369        162,360
                Total noncurrent liabilities          131,340         175,724        213,352
Current liabilities
  Long-term debt due within one year                  135,743         133,639         13,505
  Accounts payable                                    315,857         399,543        309,766
  Customer deposits                                   160,964         157,380        156,963
  Accrued income taxes                                147,586          28,410        204,713
  Other accrued taxes                                  23,415          30,896         43,130
  Accrued interest                                     70,555          82,002         70,266
  Accrued wages                                        83,480          81,174         79,405
  Other current liabilities                           146,690         172,876        176,440
                   Total current liabilities        1,084,290       1,085,920      1,054,188
Deferred credits
  Accumulated deferred federal income tax           1,114,882       1,083,720      1,052,117
  Accumulated deferred investment tax credits         193,944         201,144        204,124
  Other deferred credits                              294,079         207,078        208,716
                      Total deferred credits        1,602,905       1,491,942      1,464,957

Deferred tax liability-future
  federal income taxes                              1,335,932       1,376,759      1,358,274

                                       Total     $ 14,048,958    $ 13,483,494   $ 13,578,862

The accompanying notes are an integral part of these financial statements.


                       CONSOLIDATED EDISON COMPANY OF NEW YORK, INC.
                               CONSOLIDATED INCOME STATEMENT
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993

                                                              1994           1993
                                                              (Thousands of Dollars)

Operating revenues
  Electric                                                $ 1,642,823    $ 1,629,464
  Gas                                                         115,239        107,375
  Steam                                                        63,929         62,846
                             Total operating revenues       1,821,991      1,799,685

Operating expenses
  Fuel and purchased power                                    375,679        389,893
  Gas purchased for resale                                     30,940         28,781
  Other operations                                            279,654        272,049
  Maintenance                                                 110,674        125,766
  Depreciation and amortization                               106,098        101,806
  Taxes, other than federal income tax                        303,631        304,929
  Federal income tax                                          196,940        176,360
                             Total operating expenses       1,403,616      1,399,584

Operating income                                              418,375        400,101

Other income (deductions)
  Investment income                                             2,930            830
  Allowance for equity funds used during construction           1,781          1,160
  Other income less miscellaneous deductions                   (6,328)        (1,815)
  Federal income tax                                              500            990
                                   Total other income          (1,117)         1,165


Income before interest charges                                417,258        401,266

Interest on long-term debt                                     73,628         71,315
Other interest                                                  4,545          5,649
Allowance for borrowed funds used during construction            (784)          (535)
                                 Net interest charges          77,389         76,429


Net income                                                    339,869        324,837
Preferred stock dividend requirements                           8,896          8,904
Net income for common stock                               $   330,973    $   315,933

Common shares outstanding - average (000)                     234,889        233,974
Earnings per share                                          $    1.41      $    1.35

Dividends declared per share of common stock                $     .50      $    .485

Sales
  Electric (Thousands of Kwhrs.)
    Con Edison Customers                                   10,867,000     10,778,674
    Deliveries for NYPA Customers                           2,286,314      2,217,908
    Service for Municipal Agencies                            112,704         95,729
      Total Sales in Service Territory                     13,266,018     13,092,311
    Other Electric Utilities (a)                              402,300        138,670
  Gas - Firm Customers (Dekatherms)                        10,056,613      9,660,688
  Steam (Thousands of Lbs.)                                 6,768,672      6,854,430

(a)  The 1993 period includes 192 thousands of kwhrs. which were sold to the New York
     Power Authority ("NYPA") and are also included in the deliveries for NYPA.
     There were no such sales in the 1994 period.

The accompanying notes are an integral part of these financial statements.


                      CONSOLIDATED EDISON COMPANY OF NEW YORK, INC.
                              CONSOLIDATED INCOME STATEMENT
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993


                                                              1994           1993
                                                             (Thousands of Dollars)

Operating revenues
  Electric                                                $ 3,936,365    $ 3,934,127
  Gas                                                         698,801        593,776
  Steam                                                       276,672        253,877
                             Total operating revenues       4,911,838      4,781,780

Operating expenses
  Fuel and purchased power                                  1,038,234      1,101,035
  Gas purchased for resale                                    283,070        209,414
  Other operations                                            834,778        818,633
  Maintenance                                                 384,964        406,504
  Depreciation and amortization                               314,418        300,723
  Taxes, other than federal income tax                        857,733        888,422
  Federal income tax                                          357,100        300,130

                             Total operating expenses       4,070,297      4,024,861

Operating income                                              841,541        756,919

Other income (deductions)
  Investment income                                             5,615          2,843
  Allowance for equity funds used during construction           6,432          5,897
  Other income less miscellaneous deductions                   (9,544)          (586)
  Federal income tax                                             (670)          (150)
                                   Total other income           1,833          8,004

Income before interest charges                                843,374        764,923

Interest on long-term debt                                    215,954        211,839
Other interest                                                 13,860         14,578
Allowance for borrowed funds used during construction          (2,831)        (2,722)
                                 Net interest charges         226,983        223,695

Net income                                                    616,391        541,228
Preferred stock dividend requirements                          26,692         26,715
Net income for common stock                                $  589,699     $  514,513

Common shares outstanding - average (000)                     234,710        233,959
Earnings per share                                          $    2.51      $    2.20

Dividends declared per share of common stock                $    1.50      $   1.455

Sales
  Electric (Thousands of Kwhrs.)
    Con Edison Customers                                   28,151,349     27,672,575
    Deliveries for NYPA Customers                           6,590,006      6,318,137
    Service for Municipal Agencies                            305,061        270,067
      Total Sales in Service Territory                     35,046,416     34,260,779
    Other Electric Utilities (a)                            1,129,809        465,381
  Gas - Firm Customers (Dekatherms)                        73,158,618     67,572,516
  Steam (Thousands of Lbs.)                                25,055,697     23,248,249

  (a) The 1993 period includes 192 thousands of kwhrs. which were sold to the New York
      Power Authority ("NYPA") and are also included in the deliveries for NYPA.
      There were no such sales in the 1994 period.

The accompanying notes are an integral part of these financial statements.


                       CONSOLIDATED EDISON COMPANY OF NEW YORK, INC.
                               CONSOLIDATED INCOME STATEMENT
                  FOR THE TWELVE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993

                                                              1994           1993
                                                             (Thousands of Dollars)

Operating revenues
  Electric                                                $ 5,133,903    $ 5,134,720
  Gas                                                         913,414        790,986
  Steam                                                       348,135        334,884
                             Total operating revenues       6,395,452      6,260,590

Operating expenses
  Fuel and purchased power                                  1,355,029      1,451,565
  Gas purchased for resale                                    363,363        282,508
  Other operations                                          1,123,111      1,104,796
  Maintenance                                                 549,254        565,320
  Depreciation and amortization                               417,424        397,832
  Taxes, other than federal income tax                      1,128,595      1,178,595
  Federal income tax                                          422,990        351,810
                             Total operating expenses       5,359,766      5,332,426

Operating income                                            1,035,686        928,164

Other income (deductions)
  Investment income                                             7,706          5,187
  Allowance for equity funds used during construction           7,758          8,729
  Other income less miscellaneous deductions                  (16,524)        (3,335)
  Federal income tax                                              490           (970)
                                   Total other income            (570)         9,611


Income before interest charges                              1,035,116        937,775

Interest on long-term debt                                    285,870        279,091
Other interest                                                 19,004         20,923
Allowance for borrowed funds used during construction          (3,443)        (4,100)
                                 Net interest charges         301,431        295,914

Net income                                                    733,685        641,861
Preferred stock dividend requirements                          35,594         35,537
Net income for common stock                               $   698,091    $   606,324

Common shares outstanding - average (000)                     234,543        233,950
Earnings per share                                          $    2.98      $    2.59

Dividends declared per share of common stock                $   1.985      $    1.93

Sales
  Electric (Thousands of Kwhrs.)
    Con Edison Customers                                   36,719,773     36,254,221
    Deliveries for NYPA Customers                           8,713,494      8,385,445
    Service for Municipal Agencies                            396,848        377,268
      Total Sales in Service Territory                     45,830,115     45,016,934
    Other Electric Utilities (a)                            1,269,273        523,968
  Gas - Firm Customers (Dekatherms)                        95,425,428     90,744,373
  Steam (Thousands of Lbs.)                                31,201,783     30,137,121

(a) The 1994 and 1993 periods include 1,950 and 192 thousands of Kwhrs. respectively, which were sold to the New York Power Authority ("NYPA") and are also included in the deliveries for NYPA.

The accompanying notes are an integral part of these financial statements.

                          CONSOLIDATED EDISON COMPANY OF NEW YORK, INC.
                              CONSOLIDATED STATEMENT OF CASH FLOWS
                      FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993

                                                              1994            1993
                                                             (Thousands of Dollars)
  Operating activities
    Net income                                             $ 616,391       $ 541,228
    Principal non-cash charges (credits) to income
      Depreciation and amortization                          314,418         300,723
      Deferred recoverable fuel costs                         33,371          (2,468)
      Federal income tax deferred                             17,920          67,750
      Common equity component of allowance
        for funds used during construction                    (6,065)         (5,548)
      Other non-cash charges                                  41,388         (23,342)
    Changes in assets and liabilities
      Accounts receivable - customers, less
        allowance for uncollectibles                         (33,225)        (75,723)
      Regulatory accounts receivable                          80,123          68,603
      Materials and supplies, including fuel
        and gas in storage                                     6,365          60,466
      Prepayments, other receivables and
        other current assets                                 (93,920)       (127,173)
      Enlightened Energy program costs                       (21,095)        (42,696)
      Federal income tax refund                               52,937            -
      Power contract termination costs                       (63,480)        (60,870)
      Accounts payable                                       (83,686)        (66,770)
      Accrued income taxes                                   119,176         167,214
      Other - net                                            (39,020)        (12,824)
        Net cash flows from operating activities             941,598         788,570

  Investing activities including construction
      Construction expenditures                             (498,233)       (552,323)
      Nuclear fuel expenditures                              (39,191)         (9,005)
      Contributions to nuclear decommissioning trust         (11,669)        (16,330)
      Common equity component of allowance
        for funds used during construction                     6,065           5,548
        Net cash flows from investing activities
          including construction                            (543,028)       (572,110)

  Financing activities including dividends
      Issuance of common stock                                14,650            -
      Issuance of long-term debt                             300,000       1,231,000
      Retirement of long-term debt                            (7,015)       (156,406)
      Advance refunding of long-term debt                       -           (922,257)
      Issuance and refunding costs                            (3,423)        (80,160)
      Common stock dividends                                (352,111)       (340,415)
      Preferred stock dividends                              (26,690)        (26,713)
        Net cash flows from financing activities
          including dividends                                (74,589)       (294,951)

  Net increase (decrease) in cash and temporary
    cash investments                                         323,981         (78,491)

  Cash and temporary cash investments
    at January 1                                              36,756         282,454

  Cash and temporary cash investments
    at September 30                                        $ 360,737       $ 203,963

  Supplemental disclosure of cash flow information
    Cash paid during the period for:
      Interest                                             $ 215,586       $ 210,864
      Income taxes                                           206,186          65,491

The accompanying notes are an integral part of these financial statements.

                   CONSOLIDATED EDISON COMPANY OF NEW YORK, INC.
                              CONSOLIDATED STATEMENT OF CASH FLOWS
                   FOR THE TWELVE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993

                                                              1994            1993
                                                             (Thousands of Dollars)
  Operating activities
    Net income                                             $ 733,685       $ 641,861
    Principal non-cash charges (credits) to income
      Depreciation and amortization                          417,424         397,832
      Deferred recoverable fuel costs                         39,711          (3,339)
      Federal income tax deferred                             44,380          64,850
      Common equity component of allowance
        for funds used during construction                    (7,312)         (8,197)
      Other non-cash charges                                  40,281         (25,930)
    Changes in assets and liabilities
      Accounts receivable - customers, less
        allowance for uncollectibles                           7,586         (81,786)
      Regulatory accounts receivable                          82,334          36,433
      Materials and supplies, including fuel
        and gas in storage                                     6,453          38,259
      Prepayments, other receivables and
        other current assets                                   1,017          (3,193)
      Enlightened Energy program costs                       (37,696)        (56,726)
      Federal income tax refund                               52,937            -
      Power contract termination costs                       (70,990)        (60,870)
      Accounts payable                                         6,091         (22,393)
      Accrued income taxes                                   (57,127)         99,110
      Other - net                                            (80,481)         45,657
        Net cash flows from operating activities           1,178,293       1,061,568

  Investing activities including construction
      Construction expenditures                             (734,978)       (808,227)
      Nuclear fuel expenditures                              (44,278)        (13,045)
      Contributions to nuclear decommissioning trust         (14,586)        (16,330)
      Common equity component of allowance
        for funds used during construction                     7,312           8,197
        Net cash flows from investing activities
          including construction                            (786,530)       (829,405)

  Financing activities including dividends
      Issuance of common stock                                26,530            -
      Issuance of long-term debt                             447,475       1,431,000
      Retirement of long-term debt                           (28,506)       (307,273)
      Advance refunding of long-term debt
        and preferred stock                                 (147,475)     (1,072,257)
      Funds held for redemption of mortgage bonds               -            148,099
      Issuance and refunding costs                           (31,824)        (90,589)
      Common stock dividends                                (465,598)       (451,529)
      Preferred stock dividends                              (35,591)        (35,314)
        Net cash flows from financing activities
          including dividends                               (234,989)       (377,863)

  Net increase (decrease) in cash and
    temporary cash investments                               156,774        (145,700)

  Cash and temporary cash investments
    at beginning of period                                   203,963         349,663

  Cash and temporary cash investments
    at September 30                                        $ 360,737       $ 203,963

  Supplemental disclosure of cash flow information
    Cash paid during the period for:
      Interest                                             $ 270,197       $ 270,134
      Income taxes                                           420,817         184,957
The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            For purposes of these interim financial statements, the information in this note supplements the information under the same headings in Note A to the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 1-1217).

NUCLEAR DECOMMISSIONING. In the first quarter of 1994 a site-specific study was prepared for both the Indian Point 2 and the retired Indian Point 1 nuclear units. The estimated decommissioning cost in 1993 dollars is $657 million, comprised of $609 million for nuclear and $48 million for non-nuclear portions of the units. Assuming the expenditures will be made in 2016, on a dollar-weighted average basis, and assuming an average annual escalation rate of five percent, the estimated decommissioning cost in future dollars is $2,019 million, comprised of $1,870 million for nuclear and $149 million for non-nuclear portions. Based on the study, the Company is seeking in its electric rate filing submitted to the Public Service Commission in April 1994 an increase of $27.6 million in the annual decommissioning allowance for the nuclear portion of the plant.

INVESTMENTS. In the first quarter of 1994 the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Pursuant to the Statement, the securities held in the Company's nuclear decommissioning trust fund at September 30, 1994 are reported at fair value. Pursuant to the accounting requirements of the Federal Energy Regulatory Commission, gains or losses are included in nuclear decommissioning trust assets and added to accumulated decommissioning included within Accumulated Depreciation. Accordingly, the $1.2 million net unrealized gain resulting from reporting the securities at fair value at September 30, 1994 has been included in the accumulated depreciation reserve.

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

NUCLEAR INSURANCE. The insurance polices covering the Company's nuclear facilities for property damage, excess property damage, and outage costs permit assessments under certain conditions to cover insurers' losses. As of September 30, 1994, the highest amount which could be assessed for losses during the current policy year under all of the policies was $24.5 million. While assessments may also be made for losses in certain prior years, the Company is not aware of any losses in such years which it believes are likely to result in an assessment.

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

     The Company has received process or notice concerning possible claims under Superfund or similar state statutes relating to 15 sites at which it is alleged that hazardous substances generated by the Company (and, in most instances, a large number of other potentially responsible parties) were deposited. For most, but not all, of these sites, the Company has developed estimates of investigative, removal, remedial and environmental damage costs it will be obligated to pay. These estimates aggregate approximately $12 million and the Company has accrued a liability in this amount. It is possible that substantial additional costs may be incurred with respect to the 15 sites and other sites.

     The Company evaluates its potential Superfund liability on an ongoing basis. Based on the information and relevant circumstances known to the Company at this time, it is the opinion of the Company that the amounts it will be obligated to pay for the 15 sites will not have a material adverse effect on the Company's financial position.

DEC PROCEEDING.   In June 1992 the Staff of the New York State
Department of Environmental Conservation (DEC) instituted a civil administrative proceeding against the Company before the DEC, alleging environmental violations. The complaint sought approximately $20 million in civil penalties, and injunctive measures. The Company settled this complaint with the DEC under a consent order signed in November 1994. Under the consent order, the Company is assessed a $9 million penalty and will contribute $5 million to a fund to support programs designed to benefit the environment. The Company must also conduct an environmental compliance audit and an environmental management review, develop and implement a "best management practices plan" for certain facilities and undertake a remediation program for certain sites. The Company presently estimates the cost of the remediation program to be approximately $13.8 million. A $1 million suspended penalty could be assessed in the event of material or substantive violations of the consent order.

ASBESTOS CLAIMS. Suits have been brought in New York State and federal courts against the Company and many other defendants, wherein several thousand plaintiffs sought large amounts of compensatory and punitive damages for deaths and injuries allegedly caused by exposure to asbestos at various premises of the Company. Many of these suits have been disposed of without any payment by the Company, or for immaterial amounts. The amounts specified in all the remaining suits total billions of dollars but the Company believes that these amounts are greatly exaggerated, as were the claims already disposed of. Based on the information and relevant circumstances known to the Company at this time, it is the opinion of the Company that these suits will not have a material adverse effect on the Company's financial position.

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

LIQUIDITY AND CAPITAL RESOURCES

            Cash and temporary investments were $360.7 million at September 30, 1994 compared with $36.8 million at December 31, 1993 and $204.0 million at September 30, 1993. The Company's cash balances reflect the timing and amounts of external financing. As discussed below, in March 1994 the Company received approximately $60 million of federal income tax refunds and related interest.

            In February 1994 the Company issued $150 million of 35-year debentures. The debentures bear an interest rate of 7-1/8 percent. Pursuant to its amended dividend reinvestment plan, in the first quarter of 1994 the Company issued new shares of common stock for $14.6 million.

            In July 1994 the Company issued $150 million of five-year floating rate debentures due July 1, 1999 which were offered to the public at 99.9452 percent. The initial interest rate of 5-1/8 percent was based on a spread of 0.1875 percent over the three-month LIBOR (London Interbank Offered Rate), and will be reset quarterly. The rate for the fourth quarter of 1994 has been reset at 5-5/8 percent.


            In October 1994 the Company redeemed at maturity the $125 million 4.60 percent Series BB mortgage bonds.

            The Company expects to finance the balance of its capital requirements for the remainder of 1994 and 1995 from internally generated funds and external financing of about $250 million. Most, if not all, of this financing will be debt issues.

            Customer accounts receivable, less allowance for uncollectible accounts, amounted to $492.5 million at September 30, 1994 compared with $459.3 million at December 31, 1993 and $500.1 million at September 30, 1993. In terms of equivalent days of revenue outstanding, these amounts represented 25.8, 27.6 and
24.6 days, respectively.

            Regulatory accounts receivable, amounting to $17.0 million at September 30, 1994, $97.1 million at December 31, 1993 and $99.3 million at September 30, 1993, represents accruals under the three-year electric rate settlement agreement effective April 1, 1992. It includes the "ERAM" accrual (differences in actual electric sales revenues from the levels forecast in the agreement), incentives and "lost revenues" related to the Company's Enlightened Energy program, incentives for customer service, and savings achieved in fuel and purchased power costs relative to target levels. Regulatory accounts receivable were reduced in 1993 and the first nine months of 1994 by billings to customers of prior period incentive accruals and by negative ERAM accruals for the first nine months of the year (reflecting sales in excess of estimated levels).

            In July 1994 the Company made a semi-annual payment of $207.3 million to New York City for property taxes.
Prepayments and other current assets at September 30, 1994 include the unamortized portion (approximately $108.7 million) of this payment.

            Deferred charges include Enlightened Energy program costs of $161.2 million at September 30, 1994, $140.1 million at December 31, 1993 and $123.5 at September 30, 1993. Under the provisions of the 1992 electric rate settlement agreement, these costs are generally recoverable over a five-year period.

            In March 1994 the Company received federal income tax refunds and related interest for years 1980 through 1986 amounting to approximately $60 million, $53 million of which is currently deferred and included in other deferred credits pending future rate treatment.

            As a result of 1993 tax law changes, the Company will generally be required, beginning in 1994, to pay a larger portion of its current year federal income tax during the first three quarters of each year, than had been required in prior years. Largely because of this change (as well as higher pre-tax income), income taxes paid during the first nine months of 1994 were $140.7 million higher than in the corresponding 1993 period, while accrued income taxes at September 30, 1994 were $57.1 million lower than at September 30, 1993.

            Interest coverage under the SEC formula for the twelve months ended September 30, 1994 was 4.57 times compared with 4.19 times for the year 1993 and 4.12 times for the twelve months ended September 30, 1993.

Gas and Steam Rate Agreements

            In October 1994 the Public Service Commission ("PSC") approved three-year rate agreements for gas and steam services. The agreements provide for gas and steam rate increases in the first rate year of $7.7 million (0.9 percent) and $9.9 million (3.0 percent), respectively, and a methodology for rate changes in the second and third rate years. For both services, the October 1994 increases reflect a 10.9 percent rate of return on common equity and a 52.0 percent common equity ratio. The agreements contain "excess earnings" provisions giving stockholders the benefit of 100 percent retention of any earnings between 10.90 percent and 11.65 percent, and 50 percent sharing with customers above 11.65 percent. The gas agreement contains incentive/penalty mechanisms (not subject to the "excess earnings" provisions), equivalent to approximately 85 basis points of return on common equity.

            Under two-year gas and steam rate agreements approved by the PSC in October 1992, earnings above 11.95 percent were to be shared with customers. The Company's rate of return on steam common equity for the second rate year was above the sharing threshold and as a result the Company recorded in 1994 a provision for refund to steam customers of 50 percent of the excess, or $3.3 million. Gas equity earnings did not exceed the threshold during the agreement period.

1992 Electric Rate Agreement

            In March 1994 the PSC approved an electric rate increase of $55.2 million (1.1 percent), which became effective April 1, 1994 for the third and final year of the 1992 electric rate agreement, the twelve months ended March 31, 1995. Effective April 1, 1994, the Company's electric rates reflect the increase in the federal income tax rate from 34 percent to 35 percent which had previously been deferred.

            For the second rate year, the twelve months ended March 31, 1994, the Company's rate of return on electric common equity, calculated in accordance with the provisions of the agreement which excludes incentives earned and labor productivity in excess of amounts reflected in rates, was approximately 11.2 percent, which was below the 11.85 percent threshold for sharing earnings with ratepayers.

1994 Electric Rate Increase Filing

            In April 1994 the Company filed for a $191.3 million (3.6 percent) electric rate increase to become effective April 1, 1995. This consists of an increase of $168.7 million for Con Edison customers and a $22.6 million increase for delivery services to the New York Power Authority ("NYPA") and its Economic Development customers. The rate increase request was premised upon an allowed equity return of 11.75 percent and a common equity ratio of 52.0 percent of total capitalization. The major reasons for the requested increase are power purchases required from independent power producers ("IPPs"), increased taxes and infrastructure investment.

            The filing includes measures to distribute more equitably the Company's costs of providing service and better position the Company in the increasingly competitive electric utility industry. The Company has proposed tariff changes for back-up and supplemental service to customers that install on-site generation, so as to reflect more accurately the cost of these services, and charges to reimburse the Company for the costs incurred to serve present Company customers that currently are eligible for, and in the future elect to take, service from NYPA. The Company has also requested additional depreciation allowances for retired generation facilities and acceleration of recovery of other production plant.

            The filing includes a proposal for a three-year rate agreement, with estimated increases in the second and third years averaging 1.5 percent a year. These estimated increases do not reflect the possible effect of any incentives earned (or penalties) or other reconciliations.

            On September 9, 1994, the PSC trial staff and intervenors filed their recommendations applicable to the electric filing. PSC trial staff recommended a first-year rate reduction of $199 million, reflecting the proposed disallowance of certain costs of the Company's contract for energy from Sithe Energies' Independence power plant, an equity return of 11.1%, rejection of the Company's proposals for accelerated recovery of retired generation facilities and other production plant, and various other expense adjustments. PSC trial staff also proposed to substantially reduce incentives, and limit future rate changes so as to reduce the difference between the Company's rates and national average electric rates by one-half over a ten-year period. In addition, the staff proposed to eliminate the fuel adjustment clause and to reconcile sales revenues annually to a target that reflects the average forecasted revenue per customer for each service classification.

            If adopted, the trial staff's position could have serious adverse effects on the Company's future financial position and results of operations. In particular, elimination of the fuel adjustment clause could expose the Company to substantial risks of non-recovery of fuel price increases. However, the trial staff's recommendations are but one interim step in a year-long rate-setting process which will end with a decision by the Commission itself, which may differ significantly.

            On September 23, 1994, the Company revised its total rate increase request to $223 million, based on updated projections, including a cost of equity of 12.25 percent. The Administrative Law Judges are expected to issue a recommended decision in January 1995 and a PSC decision is expected in March 1995. In the interim the Company, PSC staff and intervenors have opened discussions on a possible multi-year settlement agreement.

Credit Ratings

            The Company's senior debt securities (first mortgage bonds) are rated Aa2 by Moody's Investors Service, Inc. ("Moody's"), AA- by Standard & Poor's Corporation ("S&P") and AA-by Duff and Phelps, Inc. In September 1994, following the filing by the PSC's trial staff of its recommendations with respect to the Company's 1994 electric rate increase filing, Moody's placed its rating of the Company under review for possible downgrade and S&P placed its ratings of the Company on CreditWatch with negative implications.

Possible Accounting Effects of Competition

            Regulatory proceedings are pending in numerous states, including New York, and before the Federal Energy Regulatory Commission, relating to increasing competition in the electric utility industry, and the regulatory response to such competition. Among the issues being considered is the extent to which, in a competitive environment, rate regulation should provide for recovery of all costs prudently incurred. These proceedings could affect the eligibility of electric utilities to apply Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" ("SFAS No. 71"). If the Company were to be rendered ineligible to rely on SFAS No. 71, significant write-downs of assets could be required.

Electric Generating Capacity

            In May 1994 the Company terminated a power purchase arrangement with NYPA under which it would have received substantial amounts of electricity from Hydro-Quebec during a 20 year period beginning in 1999. This arrangement no longer represented an economical power purchase for the Company's electric customers. The Company is exploring with Hydro-Quebec an extension of the existing summer diversity contract, set to expire in 1998, for a period of up to five years. Under the current contract, the Company purchases 780 MW of capacity and associated energy from Hydro-Quebec during the summer months.

            The Company has terminated IPP contracts involving approximately 585 MW of capacity and related energy for $169 million (exclusive of interest) to be paid over a period of several years. The Company's electric customers will save substantially more than this amount, based on current estimates of future market prices for power. Termination costs for approximately 440 MW are being recovered in rates over a three-year period beginning April 1, 1994; recovery of the rest has been proposed in the Company's current electric rate case. The Company continues to explore economic opportunities to terminate additional IPP contracts.

Nuclear Decommissioning

            Reference is made to Note A to the financial statements in this report for information concerning new estimates of decommissioning costs and proposed rate treatment of such costs.

Nuclear Fuel Disposal

            Reference is made to the heading, "Fuel Supply - Nuclear Fuel" in Item 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1993. The Company has a contract with the United States Department of Energy (DOE), under the Federal Nuclear Waste Policy Act of 1982, which provides that, in return for payments being made by the Company to the DOE pursuant to the contract, the DOE starting in 1998 will take title to the Company's spent nuclear fuel (SNF), transport it to a Federal repository and store it permanently. Although the contract has not been changed, the DOE has announced that it will probably not take possession of SNF before 2010. Recently, the DOE has also taken the position that it is not obligated to begin accepting SNF until it has an appropriate facility for such purpose. In June 1994 the Company and a number of other utilities petitioned the United States Court of Appeals for the District of Columbia for a declaratory judgment that the DOE is unconditionally obligated to begin accepting SNF by 1998, an order directing the DOE to implement a program enabling it to begin acceptance of SNF by 1998, and, if warranted, appropriate relief for the financial burden to the utilities resulting from the DOE's delay. The Company estimates that it will incur substantial additional costs for interim storage of SNF after 2005 if the DOE facility is not available by then. These additional costs are included in the estimated decommissioning costs for which the Company is seeking an allowance in its pending electric rate increase filing.

Uranium Enrichment Decontamination and Decommissioning Fund

            Under the Energy Policy Act of 1992, the DOE is to collect a special annual assessment, for a period of 15 years, from utilities that have purchased enriched uranium from the DOE. The Company has paid $5.0 million for the 1993 and 1994 assessments attributable to Indian Point Units 1 and 2. The 1995 assessment, which is payable in October 1994, is approximately $2.5 million, with similar amounts due annually thereafter. Future amounts are subject to review and adjustment for inflation. The Company's liability at September 30, 1994 for future installments of this assessment is $32.7 million, of which $30.2 million is classified as non-current. The Company is recovering these costs through its electric fuel adjustment clause.

Clean Air Act Amendments

            Reference is made to the heading "Clean Air Act Amendments" in Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 1993. New York and nine other member states of the Ozone Transport Commission have entered into a Memorandum of Understanding (MOU) concerning the establishment of Phase II nitrogen oxide emissions limits set by the New York State Department of Environmental Conservation under the Reasonably Available Control Technology provisions of the Clean Air Act. Based on the MOU, the Company's current estimate of the cost of post-Phase I compliance is $180 million, substantially less than previously estimated.

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

RESULTS OF OPERATIONS

            Net income for common stock for the third quarter of 1994 was $15.0 million ($.06 a share) higher than the third quarter of 1993. Net income for common stock for the nine and twelve months ended September 30, 1994 exceeded the corresponding 1993 periods by $75.2 million ($.31 a share) and $91.8 million ($.39 a share), respectively.



                                                      Increases (Decreases)
                                    Three Months Ended  Nine Months Ended  Twelve Months Ended
                                      Sept. 30, 1994    Sept. 30, 1994       Sept. 30, 1994
                                       Compared With      Compared With       Compared with
                                    Three Months Ended  Nine Months Ended  Twelve Months Ended
                                      Sept. 30, 1993     Sept. 30, 1993      Sept. 30, 1993
                                    Amount     Percent  Amount    Percent  Amount      Percent
                                                     (Amounts in Millions)


  Operating revenues               $  22.3       1.2 %  $ 130.1     2.7 %  $ 134.9       2.2 %
  Fuel and purchased power           (14.2)     (3.6)     (62.8)   (5.7)     (96.5)     (6.7)
  Gas purchased for resale             2.1       7.5       73.7    35.2       80.9      28.6

  Operating revenues less
    fuel and purchased power
    and gas purchased for resale
    (Net revenues)                    34.4       2.5      119.2     3.4      150.5       3.3

  Other operations and maintenance    (7.5)     (1.9)      (5.4)   (0.4)       2.2       0.1
  Depreciation and amortization        4.3       4.2       13.7     4.6       19.6       4.9
  Taxes, other than federal
    income tax                        (1.3)     (0.4)     (30.7)   (3.5)     (50.0)     (4.2)
  Federal income tax                  20.6      11.7       57.0    19.0       71.2      20.2

  Operating income                    18.3       4.6       84.6    11.2      107.5      11.6
  Other income less deductions,
    less related federal income tax   (2.3)     Large      (6.2)  (77.1)     (10.2)    Large
  Interest charges and preferred
    stock dividend requirements        1.0       1.1        3.2     1.3        5.5       1.7

  Net income for common stock      $  15.0       4.8 %  $  75.2    14.6 %  $  91.8      15.1 %


            In reviewing the following period-to-period comparisons, it should be noted that not all changes in sales volume affect operating revenues. Under the ERAM, increases (or decreases) in electric sales revenues compared with revenues forecast pursuant to the electric rate agreement are deferred for subsequent credit (or billing) to customers. Under the weather stabilization clause in the Company's gas tariff, most weather-related variations in gas sales do not affect gas revenues.

Third Quarter of 1994 Compared with
the Third Quarter of 1993

            Net revenues (operating revenues less fuel and purchased power and gas purchased for resale) increased $34.4 million in the third quarter of 1994 compared with the 1993 period, primarily as a result of electric and gas rate increases, higher electric and gas sales volume due to weather and economic conditions and increased incentives accrued under the electric rate agreement. Electric, gas and steam net revenues increased $25.9 million, $5.7 million and $2.8 million, respectively.

            Under the ERAM, net electric revenues for the third quarter of 1994 have been reduced for a credit due customers of $42.1 million, compared with a reduction in the 1993 period for a credit due customers of $32.7 million.

            Net electric revenues for the third quarter of 1994 include $26.3 million compared with $20.8 million for the 1993 period for incentives earned by achieving goals for the Company's Enlightened Energy program, customer service and fuel costs.

            Electric sales, excluding sales to other utilities, in the third quarter of 1994 compared with the 1993 period were:

                                                       Millions of Kwhrs.
                                         3rd Quarter  3rd Quarter              Percent
                Description                 1994         1993      Variation  Variation
            Residential/Religious           3,368        3,352         16        0.5 %
            Commercial/Industrial           7,328        7,252         76        1.0 %
            Other                             171          175         (4)      (2.3)%

            Total Con Edison Customers     10,867       10,779         88        0.8 %

            NYPA & Municipal Agency
             Sales                          2,399        2,313         86        3.7 %

            Total Service Area             13,266       13,092        174        1.3 %


            For the third quarter of 1994 firm gas sales volume increased 4.1 percent and steam sales volume decreased 1.3 percent compared with the 1993 period.

            After adjustment for comparability in both periods, primarily for variations in weather, electric sales volume in the Company's service territory in the third quarter of 1994 increased 1.8 percent. Similarly adjusted, firm gas sales volume increased 4.1 percent and steam sales volume increased 2.2 percent.

            Electric fuel and purchased power costs for the third quarter of 1994 decreased $12.6 million, primarily due to lower unit purchased power cost. Gas purchased for resale increased $2.1 million due to higher sendout for the period offset in part by lower unit gas cost, and steam fuel cost decreased $1.6 million reflecting principally lower unit fuel costs.

            Other operations and maintenance expenses decreased $7.5 million in the third quarter of 1994 compared with the 1993 period due principally to lower production and distribution expenses offset in part by higher administrative and general expenses.

            Depreciation and amortization increased $4.3 million due principally to higher plant balances.

            Federal income taxes increased $20.6 million for the third quarter reflecting higher pre-tax income.



First Nine Months of 1994 Compared
with the First Nine Months of 1993

            Net revenues (operating revenues less fuel and purchased power and gas purchased for resale) increased $119.2 million in the first nine months of 1994 compared with the first nine months of 1993 principally as a result of electric and gas rate increases, higher electric, gas and steam sales volume, lower electric fuel and purchased power costs and increased incentives accrued under the electric rate agreement. Electric, gas and steam net revenues increased $70.0 million, $31.4 million and $17.8 million, respectively.

            Under the ERAM, net electric revenues for the first nine months of 1994 have been reduced for a credit due customers of $71.3 million, compared with a reduction in the 1993 period for a credit due customers of $9.1 million.

            Net electric revenues for the first nine months of 1994 also include $91.5 million compared with $43.2 million for the 1993 period for incentives earned under the provisions of the electric rate agreement.

            Electric sales, excluding sales to other utilities, in the first nine months of 1994 compared with the 1993 period were:

                                                        Millions of Kwhrs.
                                        Nine Months    Nine Months
                                           Ended          Ended                  Percent
                Description           Sept. 30, 1994 Sept. 30, 1993  Variation  Variation

            Residential/Religious           8,271          8,102        169        2.1 %
            Commercial/Industrial          19,425         19,102        323        1.7 %
            Other                             455            469        (14)      (3.0)%

            Total Con Edison Customers     28,151         27,673        478        1.7 %

            NYPA & Municipal Agency
             Sales                          6,895          6,588        307        4.7 %

            Total Service Area             35,046         34,261        785        2.3 %


            For the first nine months of 1994 firm gas sales volume increased 8.3 percent and steam sales volume increased 7.8 percent over the 1993 period.

            After adjustment for comparability in both periods, primarily for variations in weather, electric sales volume in the Company's service territory in the first nine months of 1994 increased 1.7 percent. Similarly adjusted, firm gas sales volume increased 2.3 percent and steam sales volume increased 2.7 percent.

            Electric fuel and purchased power costs decreased $67.8 million primarily due to lower unit fuel and purchased power cost, offset in part by increased sendout. Electric fuel costs were also impacted by a lower level of nuclear generation in the 1993 period due to the scheduled refueling and maintenance outage in 1993 at the Indian Point 2 nuclear unit. Steam fuel cost increased $5.0 million due to increased sendout. Gas purchased for resale increased $73.7 million reflecting a higher unit cost and higher sendout.

            Other operations and maintenance expenses decreased $5.4 million in the first nine months of 1994 compared with the 1993 period principally due to expenses related to the Indian Point 2 refueling and maintenance outage in the 1993 period (there was no such outage in the 1994 period) and cost containment measures, offset in part by increases in labor and labor related expenses, administrative and general expenses and distribution expenses.

             Depreciation and amortization increased $13.7 million due principally to higher plant balances.

            Taxes, other than federal income tax, decreased $30.7
million in the first nine months of 1994 compared with the 1993 period due primarily to reduced property taxes.

          Federal income tax increased $57.0 million in the first nine months of 1994 compared with the 1993 period, principally due to higher pre-tax income.



Twelve Months Ended September 30, 1994 Compared with the Twelve Months Ended September 30, 1993

            Net revenues (operating revenues less fuel and purchased power and gas purchased for resale) increased $150.5 million principally as a result of electric and gas rate increases, higher steam sales and increased incentives accrued under the electric rate agreement. Electric, gas and steam net revenues increased $97.6 million, $41.5 million and $11.4 million, respectively.

            Under the ERAM, net electric revenues for the twelve months ended September 30, 1994 have been reduced for a credit due customers of $51.3 million, compared with an increase in the 1993 period for a charge to be billed to customers of $8.1 million.

            Net electric revenues for the twelve months ended
September 30, 1994 also include $117.9 million for incentives earned under the provisions of the electric rate agreement, compared with $66.6 million for the 1993 period.

            Electric sales, excluding sales to other utilities, for the twelve months ended September 30, 1994 compared with the twelve months ended September 30, 1993 were:

                                                        Millions of Kwhrs.
                                         Twelve Months   Twelve Months
                                             Ended           Ended                  Percent
                Description             Sept. 30, 1994  Sept. 30, 1993  Variation  Variation

            Residential/Religious            10,681          10,519         162        1.5 %
            Commercial/Industrial            25,442          25,123         319        1.3 %
            Other                               597             612         (15)      (2.5)%

            Total Con Edison Customers       36,720          36,254         466        1.3 %

            NYPA and Municipal Agency
             Sales                            9,110           8,763         347        4.0 %

            Total Service Area               45,830          45,017         813        1.8 %


            For the twelve months ended September 30, 1994 firm gas sales volume increased 5.2 percent and steam sales volume increased 3.5 percent over the 1993 period.

            After adjustment for comparability in both periods, primarily for variations in weather, electric sales volume in the Company's service territory in the twelve months ended September 30, 1994 increased 1.7 percent. Similarly adjusted, firm gas sales volume increased 3.0 percent and steam sales volume increased 2.2 percent.

            Electric fuel and purchased power costs decreased by $98.4 million, gas purchased for resale increased by $80.9 million and steam fuel costs increased by $1.9 million. Electric fuel and purchased power costs decreased as a result of lower unit fuel and purchased power costs, offset in part by increased sendout. Electric fuel cost was also impacted significantly by a lower level of nuclear generation in the 1993 period due to the scheduled refueling and maintenance outage at the Indian Point 2 nuclear unit. Gas purchased for resale reflects the higher unit cost of purchased gas and higher sendout in the 1994 period. Steam fuel cost increased as a result of increased steam sendout, offset in part by lower unit fuel cost.

            Other operations and maintenance expenses increased $2.2 million in the twelve months ended September 30, 1994 compared with the 1993 period due to increased distribution expenses, increased labor and labor related expenses, offset in part by lower production cost principally due to the Indian Point 2 refueling and maintenance outage in the 1993 period and cost containment measures.

            Depreciation and amortization increased $19.6 million due principally to higher plant balances.

            Taxes, other than federal income tax, decreased $50.0 million in the twelve months ended September 30, 1994 compared with the 1993 period due primarily to reduced property taxes ($55.0 million), offset in part by increased revenue taxes ($4.7 million).

            Federal income taxes increased $71.2 million for the twelve months ended September 30, 1994 compared with the 1993 period, principally due to higher pre-tax income.

                         PART II. - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS


GRAMERCY PARK

     The following information supersedes the information contained under the caption "Gramercy Park" in Part I, Item 3, Legal Proceedings, in the Company's Annual Report on Form 10-K for the year ended December 31, 1993, and in Part II, Item 1, Legal Proceedings, in the Company's Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 1994 and June 30, 1994.

     On August 19, 1989, a Company steam main exploded in the Gramercy Park area of Manhattan, releasing debris containing asbestos into that area. The Company took responsibility for the asbestos cleanup and most of the cost of that cleanup was covered by the Company's insurance.

     A federal Grand Jury in the Southern District of New York issued an indictment in December 1993, which was superseded by an indictment issued in April 1994, charging the Company and two of its retired employees with criminal acts relating to the reporting of the release of asbestos from the steam main explosion. The April 1994 indictment contained eight counts.

     On October 31, 1994, the Company pled guilty to four counts of the eight count indictment. Sentencing is expected in January, 1995, at which time a fine of up to $500,000 on each of the four counts, and up to five years probation, could be imposed.

SUPERFUND- HUNTS POINT SITE

     Reference is made to the information under the caption "Superfund Claims" in Note B - Contingencies in the Notes to Financial Statements in Part I, Item 1 of this report and under the caption "Superfund", in Part I, Item 3, Legal Proceedings, in the Company's Annual Report on Form 10-K, for the year ended December 31, 1993.

     In September 1994, the City of New York notified the Company that it had discovered coal tar on the site of a former Company manufactured gas plant in the Hunts Point section of the Bronx. The Company had manufactured gas at that location prior to its sale of the site to the City in the 1960s. The Company has agreed to conduct a site study and to develop and implement a remediation program. However, the Company has not agreed to pay costs not associated with the Company's use of the site or to a remediation program that includes soil removal. The Company is unable at this time to estimate its exposure to liability with respect to this site.

DEC PROCEEDING

     Reference is made to the information under the caption "DEC Proceedings" in Part I, Item 3, Legal Proceedings, in the Company's Annual Report on Form 10-K for the year ended December 31, 1993 and under the caption "DEC Proceeding" in Note B to the financial statements included herein in Part I, Item 1, Financial Statements.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

Exhibit 3.1 Resolution adopted July 26, 1994 by the Board of Trustees of the Company amending the Company's By-Laws. (Incorporated by reference to Exhibit
               3.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1994 in Commission File No. 1-1217.)

Exhibit 3.2 By-laws of the Company, effective as of July 26, 1994. (Incorporated by reference to Exhibit
               3.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1994 in Commission File No. 1-1217.)

Exhibit 4      The form of the Company's Floating Rate
               Debentures, Series 1994 B. (Incorporated by reference to Exhibit 4 to the Company's Current
               Report on Form 8-K, dated June 29, 1994, in
               Commission File No. 1-1217.)

Exhibit 10.1   Amendment, dated August 24, 1994, to Employment
               Contract, dated May 22, 1990, between the Company and Eugene R. McGrath.

Exhibit 10.2   Amendment No. 18, dated October 31, 1994, to the
               Consolidated Edison Retirement Plan for Management
               Employees.

Exhibit 10.3   Amendment No. 1, dated October 31, 1994, to the
               Consolidated Edison Retiree Health Program for
               Management Employees.

Exhibit 12 Statement of computation of ratio of earnings to fixed charges for the twelve-month periods ended
               September 30, 1994 and 1993.

Exhibit 27     Financial Data Schedule.


(b)  REPORTS ON FORM 8-K

     During the quarter ended September 30, 1994, the Company filed no Current Reports on Form 8-K.

                            SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              CONSOLIDATED EDISON COMPANY
                                OF NEW YORK, INC.




DATE:   November 10, 1994     Raymond J. McCann
                              Raymond J. McCann
                              Executive Vice President,
                              Chief Financial Officer and
                              Duly Authorized Officer




DATE:   November 10, 1994     Joan S. Freilich
                              Joan S. Freilich
                              Vice President, Controller and
                              Chief Accounting Officer

                      INDEX TO EXHIBITS

                                                  SEQUENTIAL PAGE
EXHIBIT                                           NUMBER AT WHICH
  NO.                    DESCRIPTION              EXHIBIT BEGINS


 3.1          Resolution adopted July 26, 1994
              by the Board of Trustees of the
              Company amending the Company's
              By-Laws.  (Incorporated by reference
              to Exhibit 3.1 to the Company's
              Quarterly Report on Form 10-Q
              for the quarterly period ended June 30,
              1994 in Commission File No. 1-1217.)

 3.2          By-laws of the Company, effective
              as of July 26, 1994.  (Incorporated by
              reference to Exhibit 3.2 to the Company's
              Quarterly Report on Form 10-Q
              for the quarterly period ended June 30,
              1994 in Commission File No. 1-1217.)

 4            The form of the Company's Floating
              Rate Debentures, Series 1994 B.
              (Incorporated by reference to Exhibit
              4 to the Current Report on Form 8-K,
              dated June 29, 1994, in Commission
              File No. 1-1217.)

 10.1         Amendment, dated August 24, 1994, to
              Employment Contract, dated May 22, 1990, between the Company and Eugene R. McGrath.

 10.2 Amendment No. 18, dated October 31, 1994, to the Consolidated Edison Retirement
              Plan for Management Employees.

 10.3 Amendment No. 1, dated October 31, 1994, to the Consolidated Edison Retiree Health
              Program for Management Employees.

 12           Statement of computation of ratio
              of earnings to fixed charges for
              the twelve-month periods ended
              September 30, 1994 and 1993.

 27           Financial Data Schedule