Form 10-Q
period 1995-03-31
CONSOLIDATED EDISON CO OF NEW YORK INC
filed 1995-05-10
CIK 23632

                            FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C.  20549

                     _______________________


       [x] Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
            FOR THE QUARTERLY PERIOD ENDED March 31, 1995


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


                  Yes ___X___         No _______

As of the close of business on April 30, 1995, the Registrant had outstanding 234,915,687 shares of Common Stock ($2.50 par value).

                 PART I. -  FINANCIAL INFORMATION


                CONTENTS                             PAGE NO.

ITEM 1.    FINANCIAL STATEMENTS:

           Consolidated Balance Sheet                  3-4

           Consolidated Income Statements              5-6

           Consolidated Statements of Cash Flows       7-8

           Notes to Financial Statements               9-11


ITEM 2.    Management's Discussion and Analysis of     12-25
            Financial Condition and Results of
            Operations



                      _________________________



The following consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments (which include only normal recurring adjustments) necessary to a fair statement of the results for the interim periods presented. These condensed unaudited interim financial statements do not contain the detail, or footnote disclosure concerning accounting policies and other matters, which would be included in full-year financial statements and, accordingly, should be read in conjunction with the Company's audited financial statements (including the notes thereto) included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-1217).

                            CONSOLIDATED EDISON COMPANY OF NEW YORK, INC.
                                     CONSOLIDATED BALANCE SHEET
                     AS AT MARCH 31, 1995, DECEMBER 31, 1994 AND MARCH 31, 1994


                                                                      As At
                                                 March 31, 1995  Dec. 31, 1994  March 31, 1994
                                                             (Thousands of Dollars)
ASSETS

Utility plant, at original cost
  Electric                                         $ 11,047,944   $ 10,956,187  $ 10,578,908
  Gas                                                 1,453,102      1,437,071     1,358,110
  Steam                                                 436,679        430,848       406,885
  General                                             1,037,752      1,083,705     1,034,353
      Total                                          13,975,477     13,907,811    13,378,256
    Less: Accumulated depreciation                    3,826,672      3,828,646     3,664,208
      Net                                            10,148,805     10,079,165     9,714,048
  Construction work in progress                         362,694        389,630       407,003
  Nuclear fuel assemblies and components, less
    accumulated amortization                             92,945         92,413        67,217

                                Net utility plant    10,604,444     10,561,208    10,188,268

Current assets
  Cash and temporary cash investments                   111,385        245,221       205,105
  Accounts receivable - customers, less allowance
    for uncollectible accounts of $22,102,
     $21,600 and $22,291                                471,825        440,496       527,961
  Other receivables                                      62,295         61,853        66,602
  Regulatory accounts receivable                         33,631         26,346        63,010
  Fuel, at average cost                                  59,456         50,883        53,671
  Gas in storage, at average cost                        32,443         50,698        20,941
  Materials and supplies, at average cost               229,681        229,744       244,581
  Prepayments                                           173,265         56,283       166,479
  Other current assets                                   13,922         13,262        11,709

                             Total current assets     1,187,903      1,174,786     1,360,059

Investments and nonutility property                     118,206        111,523       102,854

Deferred charges
  Enlightened Energy program costs                      170,748        170,201       144,974
  Unamortized debt expense                              136,071        138,428       143,289
  Power contract termination costs                      170,361        180,506       121,740
  Other deferred charges                                324,678        285,721       343,586

                           Total deferred charges       801,858        774,856       753,589

Regulatory asset-future federal
  income taxes                                        1,085,014      1,105,991     1,138,530(A)

                                            Total  $ 13,797,425   $ 13,728,364  $ 13,543,300



(A) Reclassified to conform with the current presentation of the provision for future federal income tax.

The accompanying note is an integral part of these financial statements.

                          CONSOLIDATED EDISON COMPANY OF NEW YORK, INC.
                                   CONSOLIDATED BALANCE SHEET
                   AS AT MARCH 31, 1995, DECEMBER 31, 1994 AND MARCH 31, 1994


                                                                  As At
                                              March 31, 1995  Dec. 31, 1994  March 31, 1994
                                                       (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES
Capitalization
  Common stock, authorized 340,000,000 shares;
   outstanding 234,914,842 shares, 234,905,235
    shares and 234,875,621 shares                $  1,463,986    $  1,463,913   $  1,463,685
  Capital stock expense                               (38,846)        (38,926)       (39,121)
  Retained earnings                                 3,960,340       3,888,010      3,722,073
                         Total common equity        5,385,480       5,312,997      5,146,637
  Preferred stock
    Subject to mandatory redemption
      7.20%  Series I                                  50,000          50,000         50,000
      6-1/8% Series J                                  50,000          50,000         50,000
                  Total subject to mandatory
                        redemption                    100,000         100,000        100,000
    Other preferred stock
      $ 5 Cumulative Preferred                        175,000         175,000        175,000
        5-3/4%  Series  A                              60,000          60,000         60,000
        5-1/4%  Series  B                              75,000          75,000         75,000
        4.65%   Series  C                              60,000          60,000         60,000
        4.65%   Series  D                              75,000          75,000         75,000
        5-3/4%  Series  E                              50,000          50,000         50,000
        6.20%   Series  F                              40,000          40,000         40,000
        6% Convertible Series B                         5,236           5,310          5,538
                 Total other preferred stock          540,236         540,310        540,538
                       Total preferred stock          640,236         640,310        640,538
  Long-term debt                                    3,926,754       4,030,464      3,788,844
                        Total capitalization        9,952,470       9,983,771      9,576,019
Noncurrent liabilities
  Obligations under capital leases                     47,167          47,805         49,718
  Other noncurrent liabilities                         72,322          72,561        125,515
                Total noncurrent liabilities          119,489         120,366        175,233
Current liabilities
  Long-term debt due within one year                  111,171          10,889        133,897
  Accounts payable                                    328,061         374,469        322,968
  Customer deposits                                   161,435         161,455        159,222
  Accrued income taxes                                 34,841           3,022        122,684
  Other accrued taxes                                  34,305           6,799         33,241
  Accrued interest                                     71,370          84,544         69,303
  Accrued wages                                        85,463          73,611         80,272
  Other current liabilities                           158,753         179,611        181,903
                   Total current liabilities          985,399         894,400      1,103,490
Provisions related to future federal income
  taxes and other deferred credits
  Accumulated deferred federal income tax           2,331,508       2,266,458      2,214,378(A)
  Accumulated deferred investment tax credits         189,184         191,524        198,744
  Other deferred credits                              219,375         271,845        275,436
                      Total deferred credits        2,740,067       2,729,827      2,688,558
                                      Total      $ 13,797,425    $ 13,728,364   $ 13,543,300

(A) Reclassified to conform with the current presentation of the provision for future federal income tax.

The accompanying note is an integral part of these financial statements.

                       CONSOLIDATED EDISON COMPANY OF NEW YORK, INC.
                               CONSOLIDATED INCOME STATEMENT
                    FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994


                                                              1995           1994
                                                            (Thousands of Dollars)

Operating revenues
  Electric                                                $ 1,223,308    $ 1,147,791
  Gas                                                         318,956        394,063
  Steam                                                       126,521        155,906
                             Total operating revenues       1,668,785      1,697,760
Operating expenses
  Fuel                                                        113,846        154,064
  Purchased power                                             247,684        188,047
  Gas purchased for resale                                    111,038        178,547
  Other operations                                            282,109        278,210
  Maintenance                                                 131,489        133,582
  Depreciation and amortization                               109,157        103,766
  Taxes, other than federal income tax                        275,766        290,968
  Federal income tax                                          117,640        105,450
                             Total operating expenses       1,388,729      1,432,634

Operating income                                              280,056        265,126

Other income (deductions)
  Investment income                                             1,355            408
  Allowance for equity funds used during construction           1,513          2,072
  Other income less miscellaneous deductions                     (402)        (1,950)
  Federal income tax                                             (470)          (880)
                                   Total other income           1,996           (350)


Income before interest charges                                282,052        264,776

Interest on long-term debt                                     74,556         70,472
Other interest                                                  7,203          5,906
Allowance for borrowed funds used during construction            (736)          (912)
                                 Net interest charges          81,023         75,466


Net income                                                    201,029        189,310
Preferred stock dividend requirements                           8,893          8,899
Net income for common stock                               $   192,136    $   180,411

Common shares outstanding - average (000)                     234,910        234,445
Earnings per share                                          $     .82      $     .77

Dividends declared per share of common stock                $     .51      $     .50

Sales
  Electric (Thousands of Kwhrs.)
    Con Edison Customers                                    8,838,301      8,993,944
    Deliveries for NYPA Customers                           2,230,206      2,270,220
    Service for Municipal Agencies                            107,163         96,583
      Total Sales in Service Territory                     11,175,670     11,360,747
    Off-system                                                852,449(A)     323,336
  Gas - Firm Customers (Dekatherms)                        38,820,824     45,161,129
  Steam (Thousands of Lbs.)                                10,310,693     13,114,033


(A) Off-system sales in the 1995 period included 423,376 thousand Kwhrs. subsequently repurchased by the Company.

The accompanying note is an integral part of these financial statements.

                       CONSOLIDATED EDISON COMPANY OF NEW YORK, INC.
                               CONSOLIDATED INCOME STATEMENT
                    FOR THE TWELVE MONTHS ENDED MARCH 31, 1995 AND 1994


                                                              1995           1994
                                                             (Thousands of Dollars)

Operating revenues
  Electric                                                $ 5,215,989    $ 5,144,073
  Gas                                                         815,000        884,455
  Steam                                                       313,122        348,541
                             Total operating revenues       6,344,111      6,377,069

Operating expenses
  Fuel                                                        527,547        600,484
  Purchased power                                             847,092        811,927
  Gas purchased for resale                                    273,695        348,609
  Other operations                                          1,149,992      1,107,874
  Maintenance                                                 504,086        561,833
  Depreciation and amortization                               427,747        408,958
  Taxes, other than federal income tax                      1,112,489      1,151,597
  Federal income tax                                          450,350        391,890
                             Total operating expenses       5,292,998      5,383,172

Operating income                                            1,051,113        993,897

Other income (deductions)
  Investment income                                            11,548          4,675
  Allowance for equity funds used during construction           7,795          6,257
  Other income less miscellaneous deductions                  (13,653)       (11,177)
  Federal income tax                                              (20)           940
                                   Total other income           5,670            695


Income before interest charges                              1,056,783        994,592

Interest on long-term debt                                    293,143        282,373
Other interest                                                 21,151         21,171
Allowance for borrowed funds used during construction          (3,500)        (2,844)
                                 Net interest charges         310,794        300,700

Net income                                                    745,989        693,892
Preferred stock dividend requirements                          35,581         35,608
Net income for common stock                               $   710,408    $   658,284


Common shares outstanding - average (000)                     234,879        234,118
Earnings per share                                          $    3.02      $    2.81

Dividends declared per share of common stock                $    2.01      $   1.955

Sales
  Electric (Thousands of Kwhrs.)
    Con Edison Customers                                   36,618,521     36,420,731
    Deliveries for NYPA Customers                           8,733,141      8,513,077
    Service for Municipal Agencies                            424,473        370,246
      Total Sales in Service Territory                     45,776,135     45,304,054
    Off-system                                              2,313,886(A)     889,244
  Gas - Firm Customers (Dekatherms)                        87,006,114     94,625,993
  Steam (Thousands of Lbs.)                                27,881,815     31,305,777

(A) Off-system sales in the 1995 period included 423,376 thousand Kwhrs. subsequently repurchased by the Company.

The accompanying note is an integral part of these financial statements.

                     CONSOLIDATED EDISON COMPANY OF NEW YORK, INC.
                          CONSOLIDATED STATEMENT OF CASH FLOWS
                   FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994

                                                              1995            1994
                                                             (Thousands of Dollars)
  Operating activities
    Net income                                             $ 201,029       $ 189,310
    Principal non-cash charges (credits) to income
      Depreciation and amortization                          109,157         103,766
      Federal income tax deferred                             86,410         (12,390)
      Common equity component of allowance
        for funds used during construction                    (1,426)         (1,954)
      Other non-cash charges (credits)                       (16,128)         25,920
    Changes in assets and liabilities
      Accounts receivable - customers, less
        allowance for uncollectibles                         (31,329)        (68,700)
      Regulatory accounts receivable                          (7,285)         34,107
      Materials and supplies, including fuel
        and gas in storage                                     9,745          29,438
      Prepayments, other receivables and
        other current assets                                (118,084)        (92,075)
      Enlightened Energy program costs                          (547)         (4,917)
      Power contract termination costs                       (15,323)           -
      Federal income tax refund                                 -             62,580
      Accounts payable                                       (46,408)        (69,575)
      Accrued income taxes                                    31,819          94,274
      Other - net                                            (55,588)        (18,536)
        Net cash flows from operating activities             146,042         271,248

  Investing activities including construction
      Construction expenditures                             (144,057)       (129,163)
      Nuclear fuel expenditures                               (2,573)         (3,375)
      Contributions to nuclear decommissioning trust          (2,917)         (5,834)
      Common equity component of allowance
        for funds used during construction                     1,426           1,954
        Net cash flows from investing activities
          including construction                            (148,121)       (136,418)

  Financing activities including dividends
      Issuance of common stock                                  -             14,650
      Issuance of long-term debt                                -            150,000
      Retirement of long-term debt                            (2,924)         (2,667)
      Issuance and refunding costs                              (135)         (2,342)
      Common stock dividends                                (119,805)       (117,225)
      Preferred stock dividends                               (8,893)         (8,897)
        Net cash flows from financing activities
          including dividends                               (131,757)         33,519

  Net increase (decrease) in cash and temporary
    cash investments                                        (133,836)        168,349

  Cash and temporary cash investments
    at January 1                                             245,221          36,756

  Cash and temporary cash investments
    at March 31                                            $ 111,385       $ 205,105

  Supplemental disclosure of cash flow information
    Cash paid during the period for:
      Interest                                             $  85,499       $  76,657
      Income taxes                                              -              9,822

The accompanying note is an integral part of these financial statements.

                         CONSOLIDATED EDISON COMPANY OF NEW YORK, INC.
                              CONSOLIDATED STATEMENT OF CASH FLOWS
                       FOR THE TWELVE MONTHS ENDED MARCH 31, 1995 AND 1994

                                                              1995            1994
                                                             (Thousands of Dollars)

Operating activities
    Net income                                             $ 745,989       $ 693,892
    Principal non-cash charges (credits) to income
      Depreciation and amortization                          427,747         408,958
      Federal income tax deferred                            162,890          46,680
      Common equity component of allowance
        for funds used during construction                    (7,348)         (5,909)
      Other non-cash charges                                  23,621          29,451
    Changes in assets and liabilities
      Accounts receivable - customers, less
        allowance for uncollectibles                          56,136         (61,344)
      Regulatory accounts receivable                          29,379         126,208
      Materials and supplies, including fuel
         and gas in storage                                   (2,387)         10,034
      Prepayments, other receivables and
        other current assets                                  (4,692)        (19,517)
      Enlightened Energy program costs                       (25,774)        (44,779)
      Power contract termination costs                       (77,699)        (68,380)
      Federal income tax refund                               (9,643)         62,580
      Accounts payable                                         5,093           1,119
      Accrued income taxes                                   (87,843)         57,893
      Other - net                                           (110,776)        (26,053)
        Net cash flows from operating activities           1,124,693       1,210,833

  Investing activities including construction
      Construction expenditures                             (772,424)       (753,801)
      Nuclear fuel expenditures                              (46,269)        (12,309)
      Contributions to nuclear decommissioning trust         (11,669)        (17,310)
      Common equity component of allowance
        for funds used during construction                     7,348           5,909
        Net cash flows from investing activities
          including construction                            (823,014)       (777,511)

  Financing activities including dividends
      Issuance of common stock                                  -             26,531
      Issuance of long-term debt                             250,000       1,128,475
      Retirement of long-term debt and preferred stock      (133,896)       (178,132)
      Advance refunding of long-term debt and
        preferred stock                                         -           (689,732)
      Issuance and refunding costs                            (3,781)        (96,425)
      Common stock dividends                                (472,141)       (457,664)
      Preferred stock dividends                              (35,581)        (35,605)
        Net cash flows from financing activities
          including dividends                               (395,399)       (302,552)

  Net increase (decrease) in cash and
    temporary cash investments                               (93,720)        130,770

  Cash and temporary cash investments
    at beginning of period                                   205,105          74,335

  Cash and temporary cash investments
    at March 31                                            $ 111,385       $ 205,105

  Supplemental disclosure of cash flow information
    Cash paid during the period for:
      Interest                                             $ 278,681       $ 260,911
      Income taxes                                           375,533         271,928

The accompanying note is an integral part of these financial statements.

Contingency Note
- -----------------------------------------------------------------
INDIAN POINT. Nuclear generating units similar in design to the Company's Indian Point 2 unit have experienced problems of varying severity in their steam generators, which in a number of instances have required steam generator replacement. Inspections of the Indian Point 2 steam generators since 1976 have revealed various problems, some of which appear to have been arrested, but the remaining service life of the steam generators is uncertain and may be shorter than the unit's life. The projected service life of the steam generators is reassessed periodically in the light of the inspections made during scheduled outages of the unit. The 1995 outage inspection has been completed. The inspection results are still being evaluated; however, based on the latest available data, the Company estimates that steam generator replacement will not be required before 1997, and possibly not until some years later. To avoid procurement delays in the event replacement is necessary, the Company purchased replacement steam generators, which are stored at the site. If replacement of the steam generators is required, such replacement is presently estimated (in 1994 dollars) to require additional expenditures of approximately $102 million (exclusive of replacement power costs) and an outage of approximately six months. However, securing necessary permits and approvals or other factors could require a substantially longer outage if steam generator replacement is required on short notice.

NUCLEAR INSURANCE. The insurance policies covering the Company's nuclear facilities for property damage, excess property damage, and outage costs permit assessments under certain conditions to cover insurers' losses. As of March 31, 1995, the highest amount which could be assessed for losses during the current policy year under all of the policies was $26.1 million. While assessments may also be made for losses in certain prior years, the Company is not aware of any losses in such years which it believes are likely to result in an assessment.

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

Superfund. By its terms, Superfund imposes joint and several strict liability, regardless of fault, upon generators of hazardous substances for resulting removal and remedial costs and environmental damages. The Company has received process or notice concerning possible claims under Superfund or similar state statutes relating to a number of sites at which it is alleged that hazardous substances generated by the Company (and, in most instances, a large number of other potentially responsible parties) were deposited. Estimates of the investigative, removal, remedial and environmental damage costs (if any) the Company will be obligated to pay with respect to each of these sites range from extremely preliminary to highly refined. These estimates currently aggregate approximately $11.2 million and the Company has accrued a liability in this amount. However, it is possible that material additional costs in amounts not presently determinable may be incurred with respect to these and other sites.

DEC Settlement. In November 1994 the Company agreed to a consent order settling a civil administrative proceeding instituted by the DEC in 1992, alleging environmental violations by the Company. Under the consent order, in addition to required payments which have been made, the Company must also conduct an environmental compliance audit and an environmental management review, develop and implement "best management practices" plans for certain facilities and undertake a remediation program at certain sites. At March 31, 1995, the Company accrued a liability of $10.5 million for the expense of the site remediation program. Expenditures for environmental projects in the five years 1995 - 1999 to comply with the consent order are estimated at $80.6 million, most of which had been planned prior to the consent order. There may be additional costs which could be material, but are not presently determinable.

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

                MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS


            The following discussion and analysis relates to the interim financial statements appearing in this report and should be read in conjunction with Management's Discussion and Analysis appearing in Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-1217).
Reference is made to the note to the financial statements in Item 1 of this report, which note is incorporated herein by reference.


LIQUIDITY AND CAPITAL RESOURCES

            Cash and temporary cash investments were $111.4 million at March 31, 1995 compared with $245.2 million at December 31,
1994 and $205.1 million at March 31, 1994. The Company's cash balances reflect the timing and amounts of external financing.
As discussed below, in March 1994, the Company received approximately $60 million of net tax refunds and related interest.

            The Company expects to finance the balance of its capital requirements for the remainder of 1995 and 1996, including $191 million for securities maturing during this period, from internally generated funds and external financings of about $400 million, most, if not all, of which will be debt issues.

            Customer accounts receivable, less allowance for uncollectible accounts, amounted to $471.8 million at March 31, 1995 compared with $440.5 million at December 31, 1994 and $528.0 million at March 31, 1994. In terms of equivalent days of revenue outstanding, these amounts represented 27.2, 27.1 and
28.6 days, respectively.

             Regulatory accounts receivable, amounting to
$33.6 million at March 31, 1995, $26.3 million at December 31, 1994 and $63.0 million at March 31, 1994, include accruals, under the 1992 electric rate settlement agreement discussed below, for differences in electric sales revenues from forecast levels (the "ERAM" accrual), incentives and "lost revenues" related to the Company's Enlightened Energy program, incentives related to customer service activities, and savings achieved in fuel and purchased power costs below target levels. Regulatory accounts receivable were reduced during the last nine months of 1994 by billings to customers in excess of new accruals.

            Prepayments include the unamortized portion
(approximately $107 million at March 31, 1995) of the Company's semi-annual New York City property tax payment.

            Deferred charges include Enlightened Energy program costs of $170.7 million at March 31, 1995, $170.2 million at December 31, 1994 and $145.0 million at March 31, 1994. These costs are generally recoverable over a five-year period.

The deferred balances are expected to decline in future periods, as recoveries outpace new expenditures.

            In March 1994 the Company received net federal income tax refunds and related interest for years 1980 through 1986 amounting to approximately $60 million, $53 million of which is currently deferred in other deferred credits. The electric portion of the refund ($49.5 million) is being returned to customers in the first rate year of the 1995 electric rate settlement agreement discussed below. The gas and steam portions are deferred pending future rate treatment.

            Interest coverage under the SEC formula for the twelve months ended March 31, 1995 was 4.59 times compared with 4.58 times for the year 1994 and 4.36 times for the twelve months ended March 31, 1994.

1992 Electric Rate Settlement Agreement

            In March 1994 the PSC approved an electric rate increase of $55.2 million (1.1 percent), to become effective April 1, 1994, for the third and final year of the 1992 electric rate settlement agreement, the twelve months ended March 31, 1995. For the final rate year the Company's rate of return on electric common equity, calculated in accordance with the provisions of the agreement, which excludes incentives earned and labor productivity in excess of amounts reflected in rates, was approximately 11.8 percent, which was below the 11.85 percent threshold for sharing earnings with ratepayers.

1995 Electric Rate Settlement Agreement

            On April 6, 1995 the Public Service Commission ("PSC") issued its opinion and order approving a three-year electric rate settlement agreement effective April 1, 1995. The agreement provides for no increase in base electric revenues in the first rate year and only limited increases in years two and three. The agreement also provides for generally more limited opportunities for earning incentives. For details of the agreement see the Management's Discussion and Analysis appearing in Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 1994, under the heading "1994 Electric Rate Increase Filing". The PSC's opinion and order approved the settlement agreement as submitted, subject to a reservation by the PSC of authority to spread, over a two-year period, the recovery of any revenue shortfall accrued under the modified ERAM, if in the PSC's judgment such a spreading is necessary to avoid "significant" bill increases.

Credit Ratings

            In April 1995, Moody's Investors Service, Inc. lowered the Company's senior debt securities (first mortgage bond) rating to Aa3 from Aa2. Moody's stated that "the downgrade reflects [Moody's] concern about the Company's high rates and generation costs, given the uncertain implications of New York's transition towards a more market-oriented energy sector."

            In May 1995, Standard & Poor's ("S&P") lowered the Company's senior debt securities (first mortgage bond) rating to A+ from AA-. S&P stated that "despite many strong qualitative characteristics, Con Edison's financial measures were no longer able to support the former senior secured rating when adjusted for capacity payments under purchased power obligations." S&P also pointed out, in this context, the lagging economic recovery in the Company's service territory.

            Duff and Phelps, Inc. continues to rate the Company's senior debt securities AA-.

Competition - Wholesale Electric Market

            In March 1995, the Federal Energy Regulatory Commission ("FERC") proposed new rules which would require utilities such as the Company to file non-discriminatory open access transmission tariffs, available to wholesale sellers and buyers of electric energy, and to take service under these tariffs for their own wholesale sales and purchases of electric energy. As proposed, the new rules would allow utilities to recover legitimate and verifiable wholesale stranded costs (i.e., those costs prudently incurred by a utility to meet its service obligation which, as a result of filing an open access tariff, the utility would otherwise not be able to recover). It is impossible to predict in what form final rules will be adopted.

            The Company participates in the wholesale electric market primarily as a buyer, and in this regard should benefit if rules are adopted which result in lower wholesale prices for its purchases of electricity for its retail customers.

            In the proposal, FERC articulated a policy that utilities should be allowed to recover all prudently incurred costs under the current regulatory regime before moving to a more competitive one. FERC would follow this policy with regard to costs subject to its jurisdiction and urged the states to follow the same policy with regard to costs subject to their jurisdiction.

Environmental Claims and Other Contingencies

            Reference is made to the Note to the financial statements included in this report for information concerning potential liabilities of the Company arising from the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (Superfund), from claims relating to alleged exposure to asbestos, and from certain other contingencies to which the Company is subject.

RESULTS OF OPERATIONS

            Net income for common stock for the first quarter of 1995 was higher than the first quarter of 1994 by $11.7 million ($.05 a share). Net income for common stock for the twelve months ended March 31, 1995 exceeded the corresponding 1994 period by $52.1 million ($.21 a share).


                                                      Increases (Decreases)
                                          Three Months Ended      Twelve Months Ended
                                            March 31, 1995           March 31, 1995
                                            Compared With            Compared With
                                          Three Months Ended      Twelve Months Ended
                                            March 31, 1994           March 31, 1994
                                          Amount     Percent        Amount    Percent
                                                      (Amounts in Millions)


      Operating revenues                 $ (29.0)     (1.7)%       $ (32.9)     (.5)%
      Fuel                                 (40.2)    (26.1)          (72.9)   (12.1)
      Purchased power                       59.6      31.7            35.2      4.3
      Gas purchased for resale             (67.5)    (37.8)          (74.9)   (21.5)

      Operating revenues less
        fuel and purchased power
        and gas purchased for resale
        (Net revenues)                      19.1       1.6            79.7      1.7

      Other operations and
        maintenance                          1.8        .4           (15.6)     (.9)
      Depreciation and amortization          5.4       5.2            18.8      4.6
      Taxes, other than federal
        income tax                         (15.2)     (5.2)          (39.1)    (3.4)
      Federal income tax                    12.2      11.6            58.4     14.9

      Operating income                      14.9       5.6            57.2      5.8

      Other income less deductions
        and related federal income tax       2.3      Large            5.0     Large
      Interest charges and preferred
        stock dividend requirements          5.5       6.6            10.1      3.0

     Net income for common stock        $   11.7       6.5 %       $  52.1      7.9 %


            In reviewing period-to-period comparisons, it should be noted that not all changes in sales volume affected operating revenues. Under the ERAM, increases (or decreases) in electric sales revenues compared with revenues forecast pursuant to the electric rate agreement were deferred for subsequent credit (or billing) to customers. Under the weather stabilization clause in the Company's gas tariff, most weather-related variations in gas sales did not affect gas revenues.


First Quarter 1995 Compared with
the First Quarter 1994

            Net revenues (operating revenues less fuel, purchased power and gas purchased for resale) increased $19.1 million in the first quarter of 1995 compared with the 1994 period. Electric net revenues increased $42.2 million and gas and steam net revenues decreased $7.6 million and $15.5 million, respectively.

            Electric revenues in the 1995 period were enhanced by the rate increase in April 1994. Under the ERAM, electric net revenues for the first quarter of 1995 include $7.1 million of accrued revenues reflecting sales below the forecast, compared with a credit due customers of $23.1 million reflecting sales above the forecast in the 1994 period.

            Electric net revenues for the first quarter of 1995
include $21.2 million, compared with $42.3 million for the 1994 period, for incentives earned under the provisions of the 1992 electric rate agreement.

            In addition, electric net revenues for the first quarter of 1995 and 1994 also include various reconciliations under the 1992 electric rate settlement agreement for the matching of revenues and expenses. Reconciliations related to Indian Point Unit 2 refueling and maintenance outages and electric property tax increased electric net revenues for the first quarter of 1995 as compared with the first quarter of 1994 by approximately $39 million; related expenses increased in like amounts.

            Electric sales, excluding off-system sales, in the first quarter of 1995 compared with the 1994 period were:

                                           Millions of Kwhrs.
                             1st Quarter  1st Quarter              Percent
    Description                 1995         1994      Variation  Variation


Residential/Religious           2,570        2,629        (59)      (2.2)%
Commercial/Industrial           6,119        6,218        (99)      (1.6)%
Other                             149          147          2        1.4 %

Total Con Edison Customers      8,838        8,994       (156)      (1.7)%

NYPA & Municipal Agency
  Sales                         2,338        2,367        (29)      (1.2)%

Total Service Area             11,176       11,361        185       (1.6)%


            Gas and steam revenues in the 1995 period were enhanced by rate increases in October 1994.

            For the first quarter of 1995 firm gas sales volume decreased 14.0 percent and steam sales volume decreased 21.4 percent compared with the 1994 period due to warmer than normal 1995 winter weather compared to colder than normal 1994 winter weather.

            After adjustment for comparability in both periods, primarily for variations in weather, electric sales volume in the Company's service territory increased 0.6 percent in the first quarter of 1995. Similarly adjusted, firm gas sales volume decreased 0.4 percent and steam sales volume decreased 1.7 percent.

            Electric fuel cost decreased in the 1995 period largely because the Company increased power purchases. During the 1995 period the Company purchased approximately 65% of the electric energy it generated and purchased. The changes in fuel costs and purchased power also reflect the reduced generation from the Company's Indian Point Unit 2, which was out of service for refueling and maintenance for a large part of the 1995 period.
Gas purchased for resale decreased $67.5 million reflecting a lower unit cost of purchased gas and decreased sendout. Steam fuel costs decreased $13.9 million due to decreased sendout.

            Depreciation and amortization increased $5.4 million due principally to higher plant balances.

            Taxes other than federal income tax decreased $15.2 million in the first quarter of 1995 due principally to reduced revenue taxes ($9.7 million), reflecting a decrease in the New

York State Business Tax Surcharge.

             Federal income tax increased $12.2 million for the quarter reflecting higher pre-tax income.

            Other income less deductions, less related income taxes, increased $2.3 million due principally to higher investment income on temporary cash investments. Interest on long-term debt increased $4.1 million principally as a result of the issuance of new debt.



Twelve Months Ended March 31, 1995 Compared with the Twelve Months Ended March 31, 1994

            Net revenues (operating revenues less fuel, purchased power and gas purchased for resale) increased $79.7 million in the twelve months ended March 31, 1995 compared with the 1994 period. Electric and gas net revenues increased $88.3 million and $5.5 million, respectively, and steam net revenues decreased $14.1 million.

            Electric revenues in the 1995 period were enhanced by the rate increase in April 1994. Under the ERAM, electric net revenues for the twelve months ended March 31, 1995 have been reduced for a credit due customers of $33.5 million, reflecting higher sales revenues than forecast, compared with a credit due customers of $30.4 million reflecting sales above the forecast in the 1994 period.

            Electric net revenues for the twelve months ended
March 31, 1995 include $95.3 million, compared with $100.2
million for the 1994 period, for incentives earned under the 1992 electric rate settlement agreement.

            In addition, electric net revenues for the twelve months ended March 31, 1995 and March 31, 1994 also include various reconciliations under the 1992 electric rate settlement agreement for the matching of revenues and expenses. The electric property tax reconciliation increased electric net revenues for the twelve months ended March 31, 1995 compared with the 1994 period by approximately $59 million; related expenses increased in like amount.

            Electric sales, excluding off-system sales, for the twelve months ended March 31, 1995 compared with the twelve months ended March 31, 1994 were:

                                            Millions of Kwhrs.
                             Twelve Months   Twelve Months
                                 Ended           Ended                   Percent
    Description              Mar. 31, 1995   Mar. 31, 1994  Variation  Variation


Residential/Religious            10,601          10,577          24        0.2 %
Commercial/Industrial            25,413          25,237         176        0.7 %
Other                               605             607          (2)      (0.3)%

Total Con Edison Customers       36,619          36,421         198        0.5 %

NYPA and Municipal Agency
 Sales                            9,157           8,883         274        3.1 %

Total Service Area               45,776          45,304         472        1.0 %

            Gas revenues in the 1995 period were enhanced by rate increases in October 1993 and 1994 and steam revenues were enhanced by a rate increase in October 1994.

            For the twelve months ended March 31, 1995 firm gas sales volume decreased 8.1 percent and steam sales volume decreased 10.9 percent due to warmer than normal 1995 winter weather compared to colder than normal 1994 winter weather.

            After adjustment for comparability in both periods, primarily for variations in weather, electric sales volume in the Company's service territory in the twelve months ended March 31, 1995 increased 1.2 percent. Similarly adjusted, firm gas sales volume increased 0.3 percent and steam sales volume decreased
0.3 percent.

            Electric fuel costs decreased in the 1995 period largely because of the Company's increased power purchases. During the 1995 period the Company purchased 54% of the electric energy it generated and purchased. In addition, lower unit cost favorably affected fuel and purchased power costs. Gas purchased for resale decreased $74.9 million reflecting principally a lower unit cost of purchased gas and lower sendout. Steam fuel costs decreased $21.3 million due to decreased sendout.

            Other operations and maintenance expenses decreased $15.6 million in the twelve months ended March 31, 1995 compared with the 1994 period, due to decreased electric and gas distribution expenses, and decreased production expenses, offset in part by higher administrative and general expenses. The twelve months ended March 31, 1994 reflect the full impact of the 1993 refueling outage at Indian Point 2, whereas only a portion of the 1995 outage costs are reflected in the 1995 period.

            Depreciation and amortization increased $18.8 million due principally to higher plant balances.

            Taxes, other than federal income tax, decreased $39.1 million in the twelve months ended March 31, 1995 compared with the 1994 period due primarily to reduced revenue taxes ($27.4 million) and property taxes ($19.8 million), offset in part by increases in other taxes ($8.2 million).

            Federal income tax increased $58.4 million for the twelve months ended March 31, 1995 compared with the 1994 period due principally to higher pre-tax income.

            Other income less deductions, less related income taxes, increased $5.0 million due principally to higher investment income on temporary cash investments. Interest on long-term debt increased $10.8 million principally as a result of the issuance of new debt offset in part by the effect of debt refundings in the twelve-month period ended March 31, 1994.

                         PART II. - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS


GRAMERCY PARK

     Reference is made to the information contained under the caption "Gramercy Park" in Part I, Item 3, Legal Proceedings, in the Company's Annual Report on Form 10-K for the year ended December 31, 1994. In April 1995, the Company was sentenced to a fine of $500,000 on each of four counts and to three years probation, during which time the Company's compliance with environmental laws will be monitored by a court-appointed monitor.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

Exhibit 12 Statement of computation of ratio of earnings to fixed charges for the twelve-month periods ended
               March 31, 1995 and 1994.

Exhibit 27 Financial Data Schedule. (To the extent provided in Rule 402 of Regulation S-T, this exhibit shall not be deemed "filed", or otherwise subject to liabilities, or be deemed part of a registration statement.)


(b)  REPORTS ON FORM 8-K

     The Company filed a Current Report on Form 8-K, dated February 13, 1995, reporting (under Item 5) the settlement agreement discussed under the caption "Liquidity and Capital Resources - 1994 Electric Rate Increase Filing" in Item 7 of the Company's Annual Report on Form 10-K, for the year ended December 31, 1994. The approval of the settlement agreement by the New York State Public Service Commission is discussed under the caption "Liquidity and Capital Resources - 1995 Rate Settlement Agreement "in Part 1, Item 2 of this report. The Company filed no other Current Reports on Form 8-K during the quarter ended March 31, 1995.

                            SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              CONSOLIDATED EDISON COMPANY
                                OF NEW YORK, INC.




DATE:   May 10, 1995          Raymond J. McCann
                              Raymond J. McCann
                              Executive Vice President,
                              Chief Financial Officer and
                              Duly Authorized Officer




DATE:   May 10, 1995          Joan S. Freilich
                              Joan S. Freilich
                              Vice President, Controller and
                              Chief Accounting Officer

                      INDEX TO EXHIBITS

                                                  SEQUENTIAL PAGE
EXHIBIT                                           NUMBER AT WHICH
  NO.                    DESCRIPTION              EXHIBIT BEGINS


 12           Statement of computation of ratio
              of earnings to fixed charges for
              the twelve-month periods ended
              March 31, 1995 and 1994.

 27 Financial Data Schedule. (To the extent provided in Rule 402 of Regulation S-T, this exhibit shall not be deemed "filed", or otherwise subject to liabilities, or be deemed part of a registration statement.)