Form 10-Q
period 1995-06-30
CONSOLIDATED EDISON CO OF NEW YORK INC
filed 1995-08-11
CIK 23632

                            FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C.  20549

                     _______________________


       [x] Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
            FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995


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


                  Yes ___X___         No _______

As of the close of business on July 31, 1995, the Registrant had outstanding 234,935,707 shares of Common Stock ($2.50 par value).

                 PART I. -  FINANCIAL INFORMATION


                CONTENTS                             PAGE NO.

ITEM 1.    FINANCIAL STATEMENTS:

           Consolidated Balance Sheet                  3-4

           Consolidated Income Statements              5-7

           Consolidated Statements of Cash Flows       8-9

           Notes to Financial Statements              10-12


ITEM 2.    Management's Discussion and Analysis of    13-24
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

                            CONSOLIDATED EDISON COMPANY OF NEW YORK, INC.
                                     CONSOLIDATED BALANCE SHEET
                      AS AT JUNE 30, 1995, DECEMBER 31, 1994 AND JUNE 30, 1994


                                                                      As At
                                                  June 30, 1995  Dec. 31, 1994   June 30, 1994
                                                             (Thousands of Dollars)
ASSETS

Utility plant, at original cost
  Electric                                         $ 11,154,286   $ 10,956,187  $ 10,709,492
  Gas                                                 1,479,394      1,437,071     1,378,489
  Steam                                                 446,967        430,848       411,538
  General                                             1,047,837      1,083,705     1,048,747
      Total                                          14,128,484     13,907,811    13,548,266
    Less: Accumulated depreciation                    3,905,417      3,828,646     3,718,838
      Net                                            10,223,067     10,079,165     9,829,428
  Construction work in progress                         339,773        389,630       382,789
  Nuclear fuel assemblies and components, less
    accumulated amortization                             96,137         92,413        62,335

                                Net utility plant    10,658,977     10,561,208    10,274,552

Current assets
  Cash and temporary cash investments                    48,485        245,221        80,649
  Accounts receivable - customers, less allowance
    for uncollectible accounts of $20,258,
     $21,600 and $21,208                                420,209        440,496       461,794
  Other receivables                                      64,340         61,853        67,306
  Regulatory accounts receivable                         36,475         26,346        55,114
  Fuel, at average cost                                  41,377         50,883        46,324
  Gas in storage, at average cost                        35,284         50,698        37,832
  Materials and supplies, at average cost               226,532        229,744       241,998
  Prepayments                                           155,559         56,283        50,873
  Other current assets                                   13,692         13,262        12,111

                             Total current assets     1,041,953      1,174,786     1,054,001

Investments and nonutility property                     129,170        111,523       107,581

Deferred charges
  Enlightened Energy program costs                      146,420        170,201       153,372
  Unamortized debt expense                              133,572        138,428       140,857
  Power contract termination costs                      128,832        180,506       158,896
  Other deferred charges                                297,309        285,721       299,171

                           Total deferred charges       706,133        774,856       752,296

Regulatory asset-future federal
  income taxes                                        1,065,325      1,105,991     1,126,310(A)

                                            Total  $ 13,601,558   $ 13,728,364  $ 13,314,740



(A) Reclassified to conform with the current presentation of the provision for future federal income taxes.

The accompanying note is an integral part of these financial statements.

                          CONSOLIDATED EDISON COMPANY OF NEW YORK, INC.
                                   CONSOLIDATED BALANCE SHEET
                   AS AT JUNE 30, 1995, DECEMBER 31, 1994 AND JUNE 30, 1994


                                                                    As At
                                                June 30, 1995  Dec. 31, 1994   June 30, 1994
                                                         (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES
Capitalization
  Common stock, authorized 340,000,000 shares;
   outstanding 234,928,245 shares, 234,905,235
    shares and 234,884,279 shares                $  1,464,089    $  1,463,913   $  1,463,752
  Capital stock expense                               (38,766)        (38,926)       (39,041)
  Retained earnings                                 3,908,038       3,888,010      3,682,947
                         Total common equity        5,333,361       5,312,997      5,107,658
  Preferred stock
    Subject to mandatory redemption
      7.20%  Series I                                  50,000          50,000         50,000
      6-1/8% Series J                                  50,000          50,000         50,000
                  Total subject to mandatory
                        redemption                    100,000         100,000        100,000
    Other preferred stock
      $ 5 Cumulative Preferred                        175,000         175,000        175,000
        5-3/4%  Series  A                              60,000          60,000         60,000
        5-1/4%  Series  B                              75,000          75,000         75,000
        4.65%   Series  C                              60,000          60,000         60,000
        4.65%   Series  D                              75,000          75,000         75,000
        5-3/4%  Series  E                              50,000          50,000         50,000
        6.20%   Series  F                              40,000          40,000         40,000
        6% Convertible Series B                         5,133           5,310          5,471
                 Total other preferred stock          540,133         540,310        540,471
                       Total preferred stock          640,133         640,310        640,471
  Long-term debt                                    3,924,474       4,030,464      3,787,061
                        Total capitalization        9,897,968       9,983,771      9,535,190
Noncurrent liabilities
  Obligations under capital leases                     46,528          47,805         49,080
  Other noncurrent liabilities                         71,581          72,561         90,771
                Total noncurrent liabilities          118,109         120,366        139,851
Current liabilities
  Long-term debt due within one year                  111,324          10,889        133,964
  Accounts payable                                    278,392         374,469        298,379
  Customer deposits                                   161,228         161,455        160,302
  Accrued income taxes                                 39,507           3,022          7,534
  Other accrued taxes                                  47,477           6,799         10,449
  Accrued interest                                     85,818          84,544         83,228
  Accrued wages                                        86,103          73,611         80,880
  Other current liabilities                           157,932         179,611        159,153
                   Total current liabilities          967,781         894,400        933,889
Provisions related to future federal income
  taxes and other deferred credits
  Accumulated deferred federal income tax           2,303,884       2,266,458      2,236,980(A)
  Accumulated deferred investment tax credits         186,070         191,524        196,344
  Other deferred credits                              127,746         271,845        272,486
                      Total deferred credits        2,617,700       2,729,827      2,705,810
                                      Total      $ 13,601,558    $ 13,728,364   $ 13,314,740

(A) Reclassified to conform with the current presentation of the provision for future federal income taxes.

The accompanying note is an integral part of these financial statements.

                       CONSOLIDATED EDISON COMPANY OF NEW YORK, INC.
                               CONSOLIDATED INCOME STATEMENT
                     FOR THE THREE MONTHS ENDED JUNE 30, 1995 AND 1994


                                                              1995           1994
                                                            (Thousands of Dollars)
Operating revenues
  Electric                                                $ 1,230,572    $ 1,145,751
  Gas                                                         172,074        189,499
  Steam                                                        57,206         56,837
                             Total operating revenues       1,459,852      1,392,087
Operating expenses
  Fuel                                                        113,193        123,285
  Purchased power                                             309,776        197,159
  Gas purchased for resale                                     52,424         73,583
  Other operations                                            300,833        276,914
  Maintenance                                                 123,958        140,708
  Depreciation and amortization                               114,012        104,554
  Taxes, other than federal income tax                        252,303        263,134
  Federal income tax                                           37,370         54,710
                             Total operating expenses       1,303,869      1,234,047

Operating income                                              155,983        158,040

Other income (deductions)
  Investment income                                             2,943          2,277
  Allowance for equity funds used during construction           1,363          2,579
  Other income less miscellaneous deductions                   (3,028)        (1,266)
  Federal income tax                                              160           (290)
                                   Total other income           1,438          3,300


Income before interest charges                                157,421        161,340

Interest on long-term debt                                     74,484         71,854
Other interest                                                  7,194          3,409
Allowance for borrowed funds used during construction            (658)        (1,135)
                                 Net interest charges          81,020         74,128


Net income                                                     76,401         87,212
Preferred stock dividend requirements                           8,892          8,897
Net income for common stock                               $    67,509    $    78,315

Common shares outstanding - average (000)                     234,921        234,830
Earnings per share                                          $     .29      $     .33

Dividends declared per share of common stock                $     .51      $     .50

Sales
  Electric (Thousands of Kwhrs.)
    Con Edison Customers                                    8,198,066      8,290,405
    Deliveries for NYPA Customers                           1,963,265      2,033,473
    Service for Municipal Agencies                            102,214         95,774
      Total Sales in Service Territory                     10,263,545     10,419,652
    Off-System Sales                                        1,464,719(A)     404,173
  Gas - Firm Customers (Dekatherms)                        18,139,687     17,940,876
  Steam (Thousands of Lbs.)                                 5,158,131      5,172,992

(A) Off-system sales in the 1995 period included 898,254 thousand Kwhrs.
    subsequently repurchased by the Company.

The accompanying note is an integral part of these financial statements.

                      CONSOLIDATED EDISON COMPANY OF NEW YORK, INC.
                              CONSOLIDATED INCOME STATEMENT
                     FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994


                                                              1995           1994
                                                             (Thousands of Dollars)
Operating revenues
  Electric                                                $ 2,453,880    $ 2,293,542
  Gas                                                         491,030        583,562
  Steam                                                       183,727        212,743
                             Total operating revenues       3,128,637      3,089,847

Operating expenses
  Fuel                                                        227,039        277,349
  Purchased power                                             557,460        385,206
  Gas purchased for resale                                    163,462        252,130
  Other operations                                            582,942        555,124
  Maintenance                                                 255,447        274,290
  Depreciation and amortization                               223,169        208,320
  Taxes, other than federal income tax                        528,069        554,102
  Federal income tax                                          155,010        160,160
                             Total operating expenses       2,692,598      2,666,681


Operating income                                              436,039        423,166

Other income (deductions)
  Investment income                                             4,298          2,685
  Allowance for equity funds used during construction           2,876          4,651
  Other income less miscellaneous deductions                   (3,430)        (3,216)
  Federal income tax                                             (310)        (1,170)
                                   Total other income           3,434          2,950


Income before interest charges                                439,473        426,116

Interest on long-term debt                                    149,040        142,326
Other interest                                                 14,397          9,315
Allowance for borrowed funds used during construction          (1,394)        (2,047)
                                 Net interest charges         162,043        149,594

Net income                                                    277,430        276,522
Preferred stock dividend requirements                          17,785         17,796
Net income for common stock                               $   259,645    $   258,726

Common shares outstanding - average (000)                     234,916        234,632
Earnings per share                                          $    1.11      $    1.10

Dividends declared per share of common stock                $    1.02      $    1.00

Sales
  Electric (Thousands of Kwhrs.)
    Con Edison Customers                                   17,036,366     17,284,349
    Deliveries for NYPA Customers                           4,193,471      4,303,693
    Service for Municipal Agencies                            209,377        192,357
      Total Sales in Service Territory                     21,439,214     21,780,399
    Off-System Sales                                        2,317,168(A)     727,509
  Gas - Firm Customers (Dekatherms)                        56,960,511     63,102,005
  Steam (Thousands of Lbs.)                                15,468,824     18,287,025

(A) Off-system sales in the 1995 period included 1,321,630 thousand Kwhrs.
    subsequently repurchased by the Company.

 The accompanying note is an integral part of these financial statements.

                       CONSOLIDATED EDISON COMPANY OF NEW YORK, INC.
                               CONSOLIDATED INCOME STATEMENT
                    FOR THE TWELVE MONTHS ENDED JUNE 30, 1995 AND 1994


                                                              1995           1994
                                                             (Thousands of Dollars)
Operating revenues
  Electric                                                $ 5,300,809    $ 5,120,545
  Gas                                                         797,575        905,549
  Steam                                                       313,492        347,052
                             Total operating revenues       6,411,876      6,373,146

Operating expenses
  Fuel                                                        517,454        573,092
  Purchased power                                             959,709        796,150
  Gas purchased for resale                                    252,536        361,205
  Other operations                                          1,182,933      1,115,504
  Maintenance                                                 478,314        564,348
  Depreciation and amortization                               437,206        413,132
  Taxes, other than federal income tax                      1,101,658      1,129,893
  Federal income tax                                          433,010        402,410
                             Total operating expenses       5,362,820      5,355,734

Operating income                                            1,049,056      1,017,412

Other income (deductions)
  Investment income                                            12,214          5,607
  Allowance for equity funds used during construction           6,579          7,136
  Other income less miscellaneous deductions                  (15,415)       (12,011)
  Federal income tax                                              430            980
                                   Total other income           3,808          1,712


Income before interest charges                              1,052,864      1,019,124

Interest on long-term debt                                    295,774        283,558
Other interest                                                 24,935         20,107
Allowance for borrowed funds used during construction          (3,023)        (3,194)
                                 Net interest charges         317,686        300,471

Net income                                                    735,178        718,653
Preferred stock dividend requirements                          35,577         35,601
Net income for common stock                               $   699,601    $   683,052


Common shares outstanding - average (000)                     234,905        234,331
Earnings per share                                          $    2.98      $    2.91

Dividends declared per share of common stock                $    2.02      $    1.97

Sales
  Electric (Thousands of Kwhrs.)
    Con Edison Customers                                   36,526,182     36,631,446
    Deliveries for NYPA Customers                           8,662,933      8,645,088
    Service for Municipal Agencies                            430,913        379,872
      Total Sales in Service Territory                     45,620,028     45,656,406
    Off-System Sales                                        3,374,432(A)   1,005,643
  Gas - Firm Customers (Dekatherms)                        87,204,924     95,029,502
  Steam (Thousands of Lbs.)                                27,866,954     31,287,541

(A) Off-system sales in the 1995 period included 1,321,630 thousand Kwhrs.
    subsequently repurchased by the Company.

The accompanying note is an integral part of these financial statements.

                    CONSOLIDATED EDISON COMPANY OF NEW YORK, INC.
                         CONSOLIDATED STATEMENT OF CASH FLOWS
                   FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994


                                                              1995            1994
                                                             (Thousands of Dollars)
 Operating activities
    Net income                                             $ 277,430       $ 276,522
    Principal non-cash charges (credits) to income
      Depreciation and amortization                          223,169         208,320
      Deferred recoverable fuel costs                         (6,217)         49,284
      Federal income tax deferred                             59,780          13,280
      Common equity component of allowance
        for funds used during construction                    (2,710)         (4,386)
      Other non-cash charges (credits)                       (13,208)         17,218
    Changes in assets and liabilities
      Accounts receivable - customers, less
        allowance for uncollectibles                          20,287          (2,533)
      Regulatory accounts receivable                         (10,129)         42,003
      Materials and supplies, including fuel
        and gas in storage                                    28,132          22,477
      Prepayments, other receivables and
        other current assets                                (102,193)         22,425
      Enlightened Energy program costs                        23,781         (13,315)
      Federal income tax refund                              (49,510)         52,957
      Power contract termination costs                       (19,711)        (63,480)
      Accounts payable                                       (96,077)        (94,164)
      Accrued income taxes                                    36,485         (20,877)
      Other - net                                             11,139         (45,344)
        Net cash flows from operating activities             380,448         460,387

  Investing activities including construction
      Construction expenditures                             (302,731)       (313,082)
      Nuclear fuel expenditures                               (6,769)         (4,651)
      Contributions to nuclear decommissioning trust          (8,243)         (8,752)
      Common equity component of allowance
        for funds used during construction                     2,710           4,386
        Net cash flows from investing activities
          including construction                            (315,033)       (322,099)

  Financing activities including dividends
      Issuance of common stock                                  -             14,650
      Issuance of long-term debt                                -            150,000
      Retirement of long-term debt                            (4,620)         (4,223)
      Issuance and refunding costs                              (129)         (2,362)
      Common stock dividends                                (239,617)       (234,666)
      Preferred stock dividends                              (17,785)        (17,794)
        Net cash flows from financing activities
          including dividends                               (262,151)        (94,395)

  Net increase (decrease) in cash and temporary
    cash investments                                        (196,736)         43,893

  Cash and temporary cash investments
    at January 1                                             245,221          36,756

  Cash and temporary cash investments
    at June 30                                             $  48,485       $  80,649

  Supplemental disclosure of cash flow information
    Cash paid during the period for:
      Interest                                             $ 149,098       $ 130,906
      Income taxes                                            65,847         154,381

  The accompanying note is an integral part of these financial statements.

                        CONSOLIDATED EDISON COMPANY OF NEW YORK, INC.
                              CONSOLIDATED STATEMENT OF CASH FLOWS
                       FOR THE TWELVE MONTHS ENDED JUNE 30, 1995 AND 1994

                                                              1995            1994
                                                             (Thousands of Dollars)
 Operating activities
    Net income                                             $ 735,178       $ 718,653
    Principal non-cash charges (credits) to income
      Depreciation and amortization                          437,206         413,132
      Deferred recoverable fuel costs                        (35,369)         34,097
      Federal income tax deferred                            110,590          15,550
      Common equity component of allowance
        for funds used during construction                    (6,200)         (6,750)
      Other non-cash charges                                  15,111          19,613
    Changes in assets and liabilities
      Accounts receivable - customers, less
        allowance for uncollectibles                          41,585         (32,941)
      Regulatory accounts receivable                          18,639         108,378
      Materials and supplies, including fuel
         and gas in storage                                   22,961          31,410
      Prepayments, other receivables and
        other current assets                                (103,301)        (28,890)
      Enlightened Energy program costs                         6,952         (40,303)
      Federal income tax refund                              (49 530)         52,957
      Power contract termination costs                       (18,607)        (79,990)
      Accounts payable                                       (19,987)         (3,073)
      Accrued income taxes                                    31,973         (17,216)
      Other - net                                            (17,241)        (14,087)
        Net cash flows from operating activities           1,169,960       1,170,540

  Investing activities including construction
      Construction expenditures                             (747,179)       (752,722)
      Nuclear fuel expenditures                              (49,189)        (11,272)
      Contributions to nuclear decommissioning trust         (14,077)        (20,228)
      Common equity component of allowance
        for funds used during construction                     6,200           6,750
        Net cash flows from investing activities
          including construction                            (804,245)       (777,472)

  Financing activities including dividends
      Issuance of common stock                                  -             26,531
      Issuance of long-term debt                             250,000         297,475
      Retirement of long-term debt and preferred stock      (134,036)       (103,260)
      Advance refunding of long-term debt and
        preferred stock                                         -           (147,475)
      Issuance and refunding costs                            (3,755)        (31,780)
      Common stock dividends                                (474,512)       (461,631)
      Preferred stock dividends                              (35,576)        (35,599)
        Net cash flows from financing activities
          including dividends                               (397,879)       (455,739)

  Net decrease in cash and temporary
    cash investments                                         (32,164)        (62,671)

  Cash and temporary cash investments
    at beginning of period                                    80,649         143,320

  Cash and temporary cash investments
    at June 30                                             $  48,485       $  80,649

  Supplemental disclosure of cash flow information
    Cash paid during the period for:
      Interest                                             $ 288,031       $ 263,659
      Income taxes                                           296,821         388,667

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

NUCLEAR INSURANCE. The insurance policies covering the Company's nuclear facilities for property damage, excess property damage, and outage costs permit assessments under certain conditions to cover insurers' losses. As of June 30, 1995, the highest amount which could be assessed for losses during the current policy year under all of the policies was $26.2 million. While assessments may also be made for losses in certain prior years, the Company is not aware of any losses in such years which it believes are likely to result in an assessment.

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

Superfund. By its terms, Superfund imposes joint and several strict liability, regardless of fault, upon generators of hazardous substances for resulting removal and remedial costs and environmental damages. The Company has received process or notice concerning possible claims under Superfund or similar state statutes relating to a number of sites at which it is alleged that hazardous substances generated by the Company (and, in most instances, a large number of other potentially responsible parties) were deposited. Estimates of the investigative, removal, remedial and environmental damage costs (if any) the Company will be obligated to pay with respect to each of these sites range from extremely preliminary to highly refined. Based on these estimates, the Company has an accrued liability at June 30, 1995 of approximately $11.0 million. However, it is possible that material additional costs in amounts not presently determinable may be incurred with respect to these and other sites.

DEC Settlement. In November 1994 the Company agreed to a consent order settling a civil administrative proceeding instituted by the DEC in 1992, alleging environmental violations by the Company. Under the consent order, in addition to required payments which have been made, the Company must also conduct an environmental compliance audit and an environmental management review, develop and implement "best management practices" plans for certain facilities and undertake a remediation program at certain sites. At June 30, 1995, the Company has an accrued liability of $10.5 million for the expense of the site remediation program. Expenditures for environmental projects in the five years 1995 -1999 to comply with the consent order are estimated at $80.6 million, most of which had been planned prior to the consent order. There will be additional costs, the materiality of which is not presently determinable.

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

                MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS

            The following discussion and analysis relate to the interim financial statements appearing in this report and should be read in conjunction with Management's Discussion and Analysis appearing in Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-1217). Reference is made to the note to the financial statements in Item 1 of this report, which note is incorporated herein by reference.

LIQUIDITY AND CAPITAL RESOURCES
            Cash and temporary cash investments were $48.5 million at June 30, 1995 compared with $245.2 million at December 31, 1994 and $80.6 million at June 30, 1994. The Company's cash balances reflect the timing and amounts of external financing. In June 1995 the Company made a prepayment of $100.6 million (approximately one-quarter) of its New York City real estate taxes for the City's 1995/1996 fiscal year.

            On July 5, 1995 the Company issued $100 million of
6-5/8 percent ten-year debentures due July 1, 2005 at a price to the public of 99.674 percent and a yield of 6.67 percent.

            On August 1, 1995 the Company issued through the New York State Energy Research and Development Authority (NYSERDA) $128.3 million of 6.10 percent tax-exempt debt due August 15, 2020, which was offered to the public at 98.50 percent and a yield of 6.219 percent. The proceeds will be used to refund, on September 1, 1995, $128.3 million of outstanding 9 percent tax-exempt debt.

            The Company expects to finance the balance of its capital requirements for the remainder of 1995 and 1996, including $190 million for securities maturing during this period, from internally generated funds and external financings of about $300 million, most, if not all, of which will be debt issues.

            Customer accounts receivable, less allowance for uncollectible accounts, amounted to $420.2 million at June 30, 1995 compared with $440.5 million at December 31, 1994 and $461.8 million at June 30, 1994. In terms of equivalent days of revenue outstanding, these amounts represented 24.5, 27.1 and 27.7 days, respectively.

             Regulatory accounts receivable amounted to $36.5 million at June 30, 1995, $26.3 million at December 31, 1994 and $55.1 million at June 30, 1994. Regulatory accounts receivable include amounts accrued under the ERAM, modified ERAM and incentive provisions of the Company's electric and gas rate agreements referred to below. Regulatory accounts receivable increased during the first six months of 1995 as follows:


                         Balance                         Balance
                         Dec. 31,     1995      1995     June 30,
(Millions of Dollars)      1994     Accruals Recoveries    1995
ERAM/Modified ERAM       $(56.4)     $21.4      $ 54.1    $19.1
Electric Incentives
  Enlightened Energy
   program                 70.1       22.3       (83.1)     9.3
  Customer service          6.7        1.7        (8.4)      -
  Fuel and purchased
   power                    5.9       10.9       (13.4)     3.4
Gas Incentive
  System improvement         -         4.7         -        4.7
Total                    $ 26.3      $61.0      $(50.8)   $36.5


            Fuel balances at June 30, 1995 were $9.5 million lower than December 1994 due principally to lower oil inventory. Gas in storage decreased $15.4 million in the first half of 1995 reflecting both lower inventory and lower average cost of gas in storage.

            Deferred charges include Enlightened Energy program costs of $146.4 million at June 30, 1995, $170.2 million at December 31, 1994 and $153.4 million at June 30, 1994. These costs are generally recoverable over a five-year period. The deferred balances of these costs are expected to continue to decline in future periods, as recoveries outpace new expenditures.

            Other deferred credits were reduced in the second quarter of 1995 by approximately $115 million as a result of various reconciliations of revenues and expenses under a new electric rate agreement which became effective April 1, 1995. Other balance sheet amounts were correspondingly reduced; the net result of these reconciliations upon net income was a reduction of $1.2 million.

            Interest coverage under the SEC formula for the twelve months ended June 30, 1995 was 4.44 times compared with
4.58 times for the year 1994 and 4.48 times for the twelve months ended June 30, 1994.

1992 Electric Rate Agreement

            In March 1994 the Public Service Commission ("PSC") approved an electric rate increase of $55.2 million (1.1 percent), to become effective April 1, 1994, for the third and final year of the 1992 electric rate agreement, the twelve months ended March 31, 1995. For the final rate year the Company's rate of return on electric common equity, calculated in accordance with the provisions of the agreement, which excludes incentives earned and labor productivity in excess of amounts reflected in rates, was approximately 11.8 percent, which was below the 11.85 percent threshold for sharing earnings with ratepayers.

1995 Electric Rate Agreement

            On April 6, 1995 the PSC issued its opinion and order approving a three-year electric rate agreement effective April 1, 1995. The agreement provides for no increase in base electric revenues in the first rate year and limited increases in years two and three. For details of the agreement see the Management's Discussion and Analysis appearing in Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 1994, under the heading "1994 Electric Rate Increase Filing." The PSC's opinion and order approved the agreement as submitted (and as described in the Form 10-K) subject to a reservation by the PSC of authority to spread, over a two-year period, the recovery of any revenue shortfall accrued under the agreement's modified ERAM provision, if in the PSC's judgment such a spreading is necessary to avoid "significant" bill increases.

Credit Ratings

            The Company's senior secured debt securities (first mortgage bonds) are rated Aa3, A+ and AA- by Moody's Investors Service, Inc., Standard & Poor's Ratings Group (S&P) and Duff and Phelps, Inc., respectively. The Company's senior unsecured debt securities (debentures and tax-exempt debt) are rated A1, A+ and A+ by Moody's, S&P and Duff and Phelps, respectively.

Competition - New York State Initiatives

     In June 1995, the PSC adopted principles in its continuing "competitive opportunities" proceeding involving all New York electric utilities. The principles are intended to provide a guide with which the PSC will consider the matter of electric power competition. The principles, among other things, state that "The current industry structure, in which most power plants are vertically integrated with natural monopoly transmission and distribution, must be thoroughly examined to ensure that it does not impede or obstruct development of effective wholesale or retail competition" and "Utilities should have a reasonable opportunity to recover prudent and verifiable expenditures and commitments made pursuant to their legal obligations, consistent with these principles." The principles also indicate that utilities should take all practicable measures to mitigate transition costs. It is not possible to predict the outcome of the proceeding or its effect on the Company.


Competition - Federal Initiatives

            In March 1995, the Federal Energy Regulatory
Commission ("FERC") proposed new rules which would require electric utilities to file non-discriminatory open access transmission tariffs, available to wholesale sellers and buyers of electric energy, and to take service under these tariffs. As proposed, the new rules would provide for recovery by utilities of legitimate and verifiable wholesale stranded costs consistent with guidelines in the proposed rules. FERC urged the states to follow the same policy with regard to retail stranded costs.

            It is not possible to predict the outcome of this proceeding. The Company participates in the wholesale electric market primarily as a buyer, and in this regard should benefit if rules are adopted which result in lower wholesale prices for its purchases of electricity for its retail customers.

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

RESULTS OF OPERATIONS

            Net income for common stock for the second quarter of 1995 was lower than the second quarter of 1994 by $10.8 million ($.04 a share). Net income for common stock for the six months and twelve months ended June 30, 1995 was higher than in the corresponding 1994 periods by $0.9 million ($.01 a share) and $16.5 million ($.07 a share), respectively. These results reflect the three-year electric rate agreement effective April 1, 1995, which provides for generally more limited opportunities for earning incentives, and gives customers the benefit of productivity achievements during the term of the prior electric rate agreement.

            In reviewing period-to-period comparisons, it should be noted that not all changes in sales volume affected operating revenues. Under the ERAM and the modified ERAM discussed below, most increases (or decreases) in electric sales revenues compared with revenues forecast pursuant to the electric rate agreement are deferred for subsequent credit (or billing) to customers. Under the weather normalization clause in the Company's gas tariff, most weather-related variations in gas sales do not affect gas revenues.

                                                      Increases (Decreases)
                                    Three Months Ended  Six Months Ended   Twelve Months Ended
                                       June 30, 1995      June 30, 1995       June 30, 1995
                                       Compared With      Compared With       Compared with
                                    Three Months Ended  Six Months Ended   Twelve Months Ended
                                       June 30, 1994      June 30, 1994       June 30, 1994
                                    Amount     Percent  Amount    Percent  Amount      Percent
                                                     (Amounts in Millions)

  Operating revenues               $  67.8       4.9 %  $  38.8     1.3 %  $  38.7       0.6 %
  Fuel                               (10.1)     (8.2)     (50.3)  (18.1)     (55.6)     (9.7)
  Purchased power                    112.6      57.1      172.3    44.7      163.5      20.5
  Gas purchased for resale           (21.1)    (28.8)     (88.7)  (35.2)    (108.7)    (30.1)

  Operating revenues less
    fuel and purchased power
    and gas purchased for resale
    (Net revenues)                   (13.6)     (1.4)       5.5     0.3       39.5       0.9

  Other operations and maintenance     7.2       1.7        9.0     1.1      (18.6)     (1.1)
  Depreciation and amortization        9.4       9.0       14.8     7.1       24.1       5.8
  Taxes, other than federal
    income tax                       (10.8)     (4.1)     (26.0)   (4.7)     (28.2)     (2.5)
  Federal income tax                 (17.3)    (31.7)      (5.2)   (3.2)      30.6       7.6

  Operating income                    (2.1)     (1.3)      12.9     3.0       31.6       3.1
  Other income less deductions,
    less related federal income tax   (1.8)    (56.4)       0.5    16.4        2.1     Large
  Interest charges and preferred
    stock dividend requirements        6.9       8.3       12.5     7.4       17.2       5.1

  Net income for common stock      $ (10.8)    (13.8)%  $   0.9     0.4 %  $  16.5       2.4 %

Second Quarter 1995 Compared with
the Second Quarter 1994

            Net revenues (operating revenues less fuel, purchased power and gas purchased for resale) decreased $13.6 million in the second quarter of 1995 compared with the 1994 period.
Electric net revenues decreased $20.1 million and gas and steam net revenues increased $3.6 million and $2.8 million, respectively.

            Electric revenues in the 1995 period were higher than in the corresponding 1994 period, largely reflecting recovery of higher purchased power costs. The 1995 period also includes rate agreement reconciliations that increased electric revenues by $26.3 million and purchased power cost by $31.1 million, resulting in a net electric revenue reduction of $5.4 million.

             Electric revenues for the second quarter of 1995 include $14.3 million of revenue accrued under the modified ERAM reflecting sales below the forecast, compared with a credit due customers of $6.1 million reflecting sales above the forecast in the 1994 period. The 1995 electric rate agreement added to the ERAM a revenue per customer (RPC) mechanism (modified ERAM) which excludes from adjustment those variances in the Company's electric revenues which result from changes in the number of customers in each electric service classification. There was no significant impact in the second quarter of 1995 as a result of the RPC mechanism of the modified ERAM.

            Electric net revenues for the second quarter of 1995
include $13.7 million, compared with $22.9 million for the 1994 period, for incentives earned under the provisions of the 1995 and 1992 electric rate agreements, respectively.

            Electric sales, excluding off-system sales, in the second quarter of 1995 compared with the 1994 period were:

                                           Millions of Kwhrs.
                             2nd Quarter  2nd Quarter              Percent
    Description                 1995         1994      Variation  Variation

Residential/Religious           2,258        2,274        (16)      (0.7)%
Commercial/Industrial           5,802        5,879        (77)      (1.3)%
Other                             138          138          -         -  %

Total Con Edison Customers      8,198        8,291        (93)      (1.1)%

NYPA & Municipal Agency
 Sales                          2,066        2,129        (63)      (3.0)%

Total Service Area             10,264       10,420       (156)      (1.5)%

            Gas and steam revenues in the 1995 period were affected (positively) by rate increases in October 1994 and (negatively) by recovery of lower costs for gas purchased for resale and steam fuel. Gas net revenues for the second quarter of 1995 included $4.7 million for incentives earned under the 1994 gas rate agreement relating to system improvement targets for gas leaks.

            For the second quarter of 1995 firm gas sales volume increased 1.1 percent and steam sales volume decreased 0.3 percent compared with the 1994 period.

            After adjustment for comparability in both periods, primarily for variations in weather, electric sales volume in the Company's service territory increased 1.2 percent in the second quarter of 1995. Similarly adjusted, firm gas sales volume decreased 1.6 percent and steam sales volume decreased 0.4 percent.

            Electric fuel costs decreased $7.7 million in the 1995 period, largely because the Company increased power purchases. During the second quarter of 1995 the Company purchased approximately 68 percent of the electric energy it generated and purchased, compared with 54 percent for the 1994 period. Reflecting this increase and the effect of IPP power purchase contracts, purchased power costs increased in the second quarter of 1995 by $112.6 million over the 1994 period. The variations in fuel costs and purchased power also reflect the reduced generation from the Company's Indian Point Unit 2, which was out of service for refueling and maintenance for a large part of the second quarter of 1995. Gas purchased for resale decreased $21.1 million, reflecting substantially lower unit cost of purchased gas partially offset by increased sendout. Steam fuel costs decreased $2.4 million due to decreased sendout and lower unit fuel cost.

            Other operations and maintenance expenses increased $7.2 million for the second quarter of 1995 compared with the 1994 period, due primarily to increases in amortization of previously deferred Enlightened Energy program costs, offset in part by lower production, distribution and pension and benefit costs. Under the terms of the various rate agreements, reductions in pension and benefit costs are set aside for the future benefit of customers.

            Depreciation and amortization increased $9.4 million due principally to higher plant balances.

            Taxes other than federal income tax decreased $10.8 million in the second quarter of 1995 due principally to reduced property taxes ($20.6 million), offset in part by increased revenue taxes ($5.0 million) and other taxes ($5.3 million).

             Federal income tax decreased $17.3 million for the quarter reflecting lower pre-tax income and the 1995 rate agreement reconciliation.

Six Months Ended June 30, 1995 Compared
with the Six Months Ended June 30, 1994

            Net revenues (operating revenues less fuel and purchased power and gas purchased for resale) increased $5.5 million in the first six months of 1995 compared with the first six months of 1994. Electric net revenues increased $22.2 million and gas and steam net revenues decreased $4.0 million and $12.7 million, respectively.

            Electric revenues in the 1995 period were higher than in the corresponding 1994 period, largely reflecting recovery of higher purchased power costs. The 1995 period also includes rate agreement reconciliations that increased electric revenues by $26.3 million and purchased power cost by $31.1 million, resulting in a net electric revenue reduction of $5.4 million.

            Electric revenues for the first six months of 1995 include $21.4 million of revenue accrued under the ERAM and the modified ERAM, reflecting sales below the forecast, compared to a credit due customers of $29.2 million reflecting sales above the forecast in the 1994 period.

            Electric revenues were favorably affected in the first quarter of 1995 compared with the 1994 period by approximately $12.8 million, as a result of the April 1994 electric rate increase. The electric property tax reconciliation and Indian Point Unit 2 refueling and maintenance outage accounting provisions of the 1992 and 1995 electric rate agreements increased electric net revenues for the six months ended June 30, 1995 compared with the 1994 period by approximately $19 million and $27 million, respectively; related expenses increased in like amount.

            Electric net revenues for the first six months of 1995 also include $34.9 million compared with $65.1 million for the 1994 period for incentives earned under the provisions of the rate agreements.

            Electric sales, excluding off-system sales in the first six months of 1995 compared with the 1994 period were:

                                           Millions of Kwhrs.
                             Six Months    Six Months
                               Ended         Ended                   Percent
    Description            June 30, 1995  June 30, 1994  Variation  Variation

Residential/Religious           4,828          4,903        (75)      (1.6)%
Commercial/Industrial          11,921         12,097       (176)      (1.5)%
Other                             287            284          3       (1.1)%

Total Con Edison Customers     17,036         17,284       (248)      (1.4)%

NYPA & Municipal Agency
 Sales                          4,403          4,496        (93)      (2.1)%

Total Service Area             21,439         21,780       (341)      (1.6)%


            Gas and steam revenues in the first six months of 1995 were affected (positively) by rate increases in October 1994 and (negatively) by recovery of lower costs for gas purchased for resale and steam fuel. Gas net revenue for the period included $4.7 million for incentives earned under the 1994 gas rate agreement, related to achievement of gas system improvement targets for gas leaks. Steam revenues were also reduced by decreased sales volume.

            For the first six months of 1995 firm gas sales volume decreased 9.7 percent and steam sales volume decreased
15.4 percent over the 1994 period. Under the weather normalization clause in the Company's gas tariff, most weather-related variations in gas sales do not affect gas revenues.

            After adjustment for comparability in both periods, primarily for variations in weather, electric sales volume in the Company's service territory in the first six months of 1995 increased 1.0 percent. Similarly adjusted, firm gas sales volume decreased 0.8 percent and steam sales volume decreased 1.5 percent.

            Electric fuel costs decreased in the first six months of 1995 by $34.0 million largely because the Company increased power purchases. During the 1995 period the Company purchased approximately 66 percent of the electric energy it generated and purchased compared with 52 percent for the prior period. Reflecting this increase and the effect of IPP power purchase contracts, purchased power costs increased in the first six months of 1995 by $172.3 million over the 1994 period. The changes in fuel cost and purchased power also reflect the reduced generation from the Company's Indian Point Unit 2, which was out of service for refueling and maintenance for a large part of the 1995 period. Steam fuel cost decreased $16.3 million due to decreased sendout. Gas purchased for resale decreased $88.7 million reflecting lower unit cost and lower sendout.

            Other operations and maintenance expenses increased $9.0 million in the first six months of 1995 compared with the 1994 period principally due to increases in the amortization of previously deferred Enlightened Energy program costs and production expenses (principally due to the Indian Point Unit 2 refueling and maintenance outage in the 1995 period - there was no outage in the 1994 period), offset in part by lower distribution and administrative and general expenses.

            Depreciation and amortization increased $14.8 million due principally to higher plant balances.

            Taxes, other than federal income tax, decreased $26.0
million in the first six months of 1995 compared with the 1994 period due primarily to reduced property taxes ($22.1 million) and revenue taxes ($4.8 million).

          Federal income tax decreased $5.2 million in the first six months of 1995 compared with the 1994 period, principally due to lower pre-tax income and the 1995 electric rate agreement reconciliation.

            Interest on long-term debt increased $6.7 million principally as a result of the issuance of new debt.

Twelve Months Ended June 30, 1995 Compared with the Twelve Months Ended June 30, 1994

            Net revenues (operating revenues less fuel, purchased power and gas purchased for resale) increased $39.5 million in the twelve months ended June 30, 1995 compared with the 1994 period. Electric and gas net revenues increased $48.4 million and $0.7 million, respectively, and steam net revenues decreased $9.6 million.

            Electric revenues in the 1995 period were higher than in the corresponding 1994 period, largely reflecting recovery of higher purchased power costs. The 1995 period also includes rate agreement reconciliations that increased electric revenues by $26.3 million and purchased power cost by $31.1 million, resulting in a net electric revenue reduction of $5.4 million.

            Under the modified ERAM, electric net revenues for the twelve months ended June 30, 1995 have been reduced for a credit due customers of $13.1 million, reflecting higher sales revenues than forecast, compared with a credit due customers of $41.9 million in the 1994 period.

            Electric revenues in the 1995 period were enhanced by approximately $40 million due to the rate increase in April 1994. The electric property tax reconciliation and Indian Point Unit 2 maintenance and outage accounting provisions of the 1992 and 1995 electric rate agreements increased electric net revenues for the twelve months ended June 30, 1995 compared with the 1994 period by approximately $60 million and $14 million, respectively; related expenses increased in like amount.

            Electric net revenues for the twelve months ended
June 30, 1995 include $86.1 million, compared with $112.4 million for the 1994 period, for incentives earned under the 1992 and 1995 electric rate agreements.

            Electric sales, excluding off-system sales, for the twelve months ended June 30, 1995 compared with the twelve months ended June 30, 1994 were:

                                            Millions of Kwhrs.
                             Twelve Months   Twelve Months
                                 Ended           Ended                   Percent
    Description              June 30, 1995   June 30, 1994  Variation  Variation
Residential/Religious            10,586          10,665         (79)      (0.7)%
Commercial/Industrial            25,335          25,365         (30)      (0.1)%
Other                               605             601           4        0.7 %

Total Con Edison Customers       36,526          36,631        (105)      (0.3)%
NYPA and Municipal Agency
 Sales                            9,094           9,025          69        0.8 %

Total Service Area               45,620          45,656         (36)      (0.1)%

            Gas revenues in the 1995 period were enhanced by rate increases in October 1994 and 1993 and steam revenues were enhanced by a rate increase in October 1994. Gas and steam revenues were negatively affected by recovery of lower costs for gas purchased for resale and steam fuel costs. Steam revenues were also reduced by decreased sales volume.

            For the twelve months ended June 30, 1995 firm gas sales volume decreased 8.2 percent and steam sales volume decreased 10.9 percent due to warmer than normal 1995 winter weather compared to colder than normal 1994 winter weather. Under the weather normalization clause in the Company's gas tariff, most weather-related variations in gas sales do not affect gas revenues.

            After adjustment for comparability in both periods, primarily for variations in weather, electric sales volume in the Company's service territory in the twelve months ended June 30, 1995 increased 1.2 percent. Similarly adjusted, firm gas sales volume decreased 0.6 percent and steam sales volume decreased 0.5 percent.

            Electric fuel costs decreased $31.6 million in the 1995 period largely because of the Company's increased power purchases from IPPs. During the 1995 period the Company purchased 58 percent of the electric energy it generated and purchased compared to 49 percent for the prior period. Reflecting this increase and the effect of IPP power purchase contracts, purchased power costs increased in the 1995 period by $163.5 million over the 1994 period. Gas purchased for resale decreased $108.7 million reflecting principally lower sendout and lower unit cost of purchased gas. Steam fuel costs decreased $24.0 million due to decreased sendout and lower unit cost of fuel.

            Other operations and maintenance expenses decreased $18.6 million in the twelve months ended June 30, 1995 compared with the 1994 period, due to decreased electric distribution expenses and production expenses, offset in part by higher amortization of previously deferred Enlightened Energy program cost.

            Depreciation and amortization increased $24.1 million due principally to higher plant balances.

            Taxes, other than federal income tax, decreased $28.2 million in the twelve months ended June 30, 1995 compared with the 1994 period due primarily to reduced property taxes ($21.9 million) and revenue taxes ($17.2 million), offset in part by increases in other taxes ($11.9 million).

            Federal income tax increased $30.6 million for the twelve months ended June 30, 1995 compared with the 1994 period due principally to higher pre-tax income.

            Interest on long-term debt increased $12.2 million principally as a result of the issuance of new debt.

                         PART II. - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

GRAMERCY PARK

     Reference is made to the information under the caption, "Gramercy Park", in Part I, Item 3, Legal Proceedings, in the Company's Annual Report on Form 10-K, for the year ended December 31, 1994 and in Part II, Item 1, Legal Proceedings, in the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1995.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) At the Annual Meeting of Stockholders of the Company held on May 16, 1995, the stockholders of the Company voted to elect management's nominees for the Board of Trustees, to ratify and approve the appointment of the Company's independent accountants, and not to adopt two stockholder proposals.

     (b) The name of each nominee for election and the number of shares voted for or with respect to which authority to vote for was withheld are as follows:

                                 For                  Withheld
E. Virgil Conway             183,880,728             2,878,455
Gordon J. Davis              180,340,527             6,418,656
Ruth M. Davis                183,754,317             3,004,866
Ellen V. Futter              183,766,364             2,992,819
Arthur Hauspurg              182,309,427             4,449,756
Sally Hernandez-Pinero       183,360,786             3,398,397
Peter W. Likins              183,912,399             2,846,784
Raymond J. McCann            182,531,896             4,227,287
Eugene R. McGrath            182,457,904             4,301,279
Frederick P. Rose            183,690,239             3,068,944
Donald K. Ross               183,516,417             3,242,766
Robert G. Schwartz           183,800,957             2,958,226
Richard A. Voell             183,918,781             2,840,402
Myles V. Whalen, Jr.         183,739,391             3,019,792

     (c) The results of the vote on the appointment of Price Waterhouse as independent accountants for the Company for 1995 were as follows: 181,144,095 shares were voted for this proposal; 3,683,094 shares were voted against the proposal; and 1,931,994 shares were abstentions.


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

The results of the vote on this proposal were as follows:
31,430,797 shares were voted for this proposal; 120,642,811 shares were voted against the proposal; 5,861,480 shares were abstentions; and 28,824,095 shares were broker nonvotes.


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


The results of the vote on this proposal were as follows:
19,487,538 shares were voted for this proposal; 130,729,768 shares were voted against the proposal; 7,717,781 shares were abstentions; and 28,824,096 shares were broker nonvotes.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

Exhibit 4.1    Form of the Company's 6 5/8% Debentures,
               Series 1995 A. (Incorporated by reference to Exhibit 4 to the Company's Current
               Report on Form 8-K, dated June 21, 1995, in
               Commission File No. 1-1217.)

Exhibit 4.2 Fourth Supplemental Participation Agreement, dated as of July 1, 1995, supplementing the Participation Agreement, dated as of
               December 1, 1992, between New York State
               Energy Research and Development Authority
               ("NYSERDA") and the Company.

Exhibit 4.3    Fourth Supplemental Indenture of Trust,
               dated as of July 1, 1995, supplementing and amending the Indenture of Trust, dated as of December 1, 1992, between NYSERDA and Marine
               Midland Bank, as trustee.

Exhibit 12 Statement of computation of ratio of earnings to fixed charges for the twelve-month periods ended
               June 30, 1995 and 1994.

Exhibit 27 Financial Data Schedule. (To the extent provided in Rule 402 of Regulation S-T, this exhibit shall not be deemed "filed", or otherwise subject to liabilities, or be deemed part of a registration statement.)

(b)  REPORTS ON FORM 8-K

     The Company filed a Current Report on Form 8-K, dated June 21, 1995, reporting (under Item 5) the sale of $100 million aggregate principal amount of the Company's 6 5/8% Debentures, Series 1995 A. The Company filed no other Current Reports on Form 8-K during the quarter ended June 30, 1995.

                            SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              CONSOLIDATED EDISON COMPANY
                                OF NEW YORK, INC.




DATE:   August 11, 1995       Raymond J. McCann
                              Raymond J. McCann
                              Executive Vice President,
                              Chief Financial Officer and
                              Duly Authorized Officer




DATE:   August 11, 1995       Joan S. Freilich
                              Joan S. Freilich
                              Vice President, Controller and
                              Chief Accounting Officer

                      INDEX TO EXHIBITS


                                                  SEQUENTIAL PAGE
EXHIBIT                                           NUMBER AT WHICH
  NO.                    DESCRIPTION              EXHIBIT BEGINS


4.1    Form of the Company's 6 5/8% Debentures,
       Series 1995 A. (Incorporated by reference to Exhibit 4 to the Company's Current
       Report on Form 8-K, dated June 21, 1995, in
       Commission File No. 1-1217.)

4.2 Fourth Supplemental Participation Agreement, dated as of July 1, 1995, supplementing the Participation Agreement, dated as of
       December 1, 1992, between New York State
       Energy Research and Development Authority
       ("NYSERDA") and the Company.

4.3    Fourth Supplemental Indenture of Trust,
       dated as of July 1, 1995, supplementing and amending the Indenture of Trust, dated as of December 1, 1992, between NYSERDA and Marine
       Midland Bank, as trustee.

12 Statement of computation of ratio of earnings to fixed charges for the twelve-month periods ended
       June 30, 1995 and 1994.

27 Financial Data Schedule. (To the extent provided in Rule 402 of Regulation S-T, this exhibit shall not be deemed "filed", or otherwise subject to liabilities, or be deemed part of a registration statement.)