Form 10-Q
period 1995-09-30
CONSOLIDATED EDISON CO OF NEW YORK INC
filed 1995-11-13
CIK 23632

                            FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C.  20549

                     _______________________


       [x] Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
            FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995


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


                  Yes ___X___         No _______

As of the close of business on October 31, 1995, the Registrant had outstanding 234,950,865 shares of Common Stock ($2.50 par value).

                 PART I. -  FINANCIAL INFORMATION


                CONTENTS                             PAGE NO.

ITEM 1.    FINANCIAL STATEMENTS:

           Consolidated Balance Sheet                  3-4

           Consolidated Income Statements              5-7

           Consolidated Statements of Cash Flows       8-9

           Notes to Financial Statements              10-12


ITEM 2.    Management's Discussion and Analysis of    13-28
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

                           CONSOLIDATED EDISON COMPANY OF NEW YORK, INC.
                                    CONSOLIDATED BALANCE SHEET
                 AS AT SEPTEMBER 30, 1995, DECEMBER 31, 1994 AND SEPTEMBER 30, 1994


                                                                     As At
                                                 Sept. 30, 1995  Dec. 31, 1994  Sept. 30, 1994
                                                             (Thousands of Dollars)
ASSETS

Utility plant, at original cost
  Electric                                        $ 11,242,271    $ 10,956,187   $ 10,819,169
  Gas                                                1,502,490       1,437,071      1,398,780
  Steam                                                452,526         430,848        416,878
  General                                            1,066,767       1,083,705      1,075,428
      Total                                         14,264,054      13,907,811     13,710,255
    Less: Accumulated depreciation                   3,987,919       3,828,646      3,790,758
      Net                                           10,276,135      10,079,165      9,919,497
  Construction work in progress                        340,920         389,630        383,425
  Nuclear fuel assemblies and components,
    less accumulated amortization                       89,226          92,413         90,666

                             Net utility plant      10,706,281      10,561,208     10,393,588

Current assets
  Cash and temporary cash investments                  429,887         245,221        360,737
  Accounts receivable - customers, less
    allowance for uncollectible accounts
    of $20,739, $21,600 and $21,509                    508,823         440,496        492,486
  Other receivables                                     52,293          61,853         62,417
  Regulatory accounts receivable                       (11,317)         26,346         16,994
  Fuel, at average cost                                 37,623          50,883         54,505
  Gas in storage, at average cost                       33,059          50,698         48,831
  Materials and supplies, at average cost              222,685         229,744        238,930
  Prepayments                                          181,424          56,283        169,929
  Other current assets                                  14,552          13,262         14,289

                          Total current assets       1,469,029       1,174,786      1,459,118

Investments and nonutility property                    135,465         111,523        110,390

Deferred charges
  Enlightened Energy program costs                     137,868         170,201        161,152
  Unamortized debt expense                             136,389         138,428        139,305
  Power contract termination costs                     117,120         180,506        148,751
  Other deferred charges                               282,598         285,721        300,722

                        Total deferred charges         673,975         774,856        749,930

Regulatory asset-future federal
  income taxes                                       1,045,442       1,105,991      1,113,880(A)

                                         Total    $ 14,030,192    $ 13,728,364   $ 13,826,906


(A) Reclassified to conform with the current presentation of the provision for future federal income taxes.

The accompanying note is an integral part of these financial statements.

                          CONSOLIDATED EDISON COMPANY OF NEW YORK, INC.
                                   CONSOLIDATED BALANCE SHEET
                AS AT SEPTEMBER 30, 1995, DECEMBER 31, 1994 AND SEPTEMBER 30, 1994


                                                                    As At
                                               Sept. 30, 1995  Dec. 31, 1994  Sept. 30, 1994
                                                         (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES
Capitalization
  Common stock, authorized 340,000,000 shares;
   outstanding 234,948,707 shares, 234,905,235
    shares and 234,895,212 shares                $  1,464,247    $  1,463,913   $  1,463,835
  Capital stock expense                               (38,686)        (38,926)       (39,005)
  Retained earnings                                 4,112,624       3,888,010      3,896,475
                         Total common equity        5,538,185       5,312,997      5,321,305
  Preferred stock
    Subject to mandatory redemption
      7.20%  Series I                                  50,000          50,000         50,000
      6-1/8% Series J                                  50,000          50,000         50,000
                  Total subject to mandatory
                        redemption                    100,000         100,000        100,000
    Other preferred stock
      $ 5 Cumulative Preferred                        175,000         175,000        175,000
        5-3/4%  Series  A                              60,000          60,000         60,000
        5-1/4%  Series  B                              75,000          75,000         75,000
        4.65%   Series  C                              60,000          60,000         60,000
        4.65%   Series  D                              75,000          75,000         75,000
        5-3/4%  Series  E                              50,000          50,000         50,000
        6.20%   Series  F                              40,000          40,000         40,000
        6% Convertible Series B                         4,976           5,310          5,387
                 Total other preferred stock          539,976         540,310        540,387
                       Total preferred stock          639,976         640,310        640,387
  Long-term debt                                    4,020,261       4,030,464      3,932,799
                        Total capitalization       10,198,422       9,983,771      9,894,491
Noncurrent liabilities
  Obligations under capital leases                     45,890          47,805         48,443
  Other noncurrent liabilities                         71,614          72,561         82,897
                Total noncurrent liabilities          117,504         120,366        131,340
Current liabilities
  Long-term debt due within one year                  109,206          10,889        135,743
  Accounts payable                                    304,748         374,469        315,857
  Customer deposits                                   159,861         161,455        160,964
  Accrued income taxes                                143,878           3,022        147,586
  Other accrued taxes                                  36,047           6,799         23,415
  Accrued interest                                     74,829          84,544         70,555
  Accrued wages                                        87,108          73,611         83,480
  Other current liabilities                           155,877         179,611        146,690
                   Total current liabilities        1,071,554         894,400      1,084,290
Provisions related to future federal income
  taxes and other deferred credits
  Accumulated deferred federal income tax           2,309,321       2,266,458      2,228,762(A)
  Accumulated deferred investment tax credits         183,750         191,524        193,944
  Other deferred credits                              149,641         271,845        294,079
                      Total deferred credits        2,642,712       2,729,827      2,716,785
                                      Total      $ 14,030,192    $ 13,728,364   $ 13,826,906

(A) Reclassified to conform with the current presentation of the provision for future federal income taxes.

The accompanying note is an integral part of these financial statements.

                       CONSOLIDATED EDISON COMPANY OF NEW YORK, INC.
                               CONSOLIDATED INCOME STATEMENT
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994



                                                              1995           1994
                                                            (Thousands of Dollars)
Operating revenues
  Electric                                                $ 1,703,089    $ 1,642,823
  Gas                                                         113,678        115,239
  Steam                                                        63,109         63,929
                             Total operating revenues       1,879,876      1,821,991
Operating expenses
  Fuel                                                        158,994        176,443
  Purchased power                                             290,404        199,236
  Gas purchased for resale                                     25,023         30,940
  Other operations                                            274,273        279,654
  Maintenance                                                 111,045        110,674
  Depreciation and amortization                               115,654        106,098
  Taxes, other than federal income tax                        308,897        303,631
  Federal income tax                                          182,810        196,940
                             Total operating expenses       1,467,100      1,403,616

Operating income                                              412,776        418,375

Other income (deductions)
  Investment income                                             4,324          2,930
  Allowance for equity funds used during construction             485          1,781
  Other income less miscellaneous deductions                   (1,693)        (6,328)
  Federal income tax                                              750            500
                                   Total other income           3,866         (1,117)


Income before interest charges                                416,642        417,258

Interest on long-term debt                                     75,656         73,628
Other interest                                                  7,922          4,545
Allowance for borrowed funds used during construction            (232)          (784)
                                 Net interest charges          83,346         77,389


Net income                                                    333,296        339,869
Preferred stock dividend requirements                           8,891          8,896
Net income for common stock                               $   324,405    $   330,973

Common shares outstanding - average (000)                     234,939        234,889
Earnings per share                                          $    1.38      $    1.41

Dividends declared per share of common stock                $     .51      $     .50


Sales
  Electric (Thousands of Kwhrs.)
    Con Edison Customers                                   11,044,985     10,867,000
    Deliveries for NYPA and Other Customers                 2,349,578      2,286,314
    Service for Municipal Agencies                            135,847        112,704
      Total Sales in Service Territory                     13,530,410     13,266,018
    Off-System Sales                                        2,075,281(A)     402,300
  Gas - Firm Customers (Dekatherms)                        10,451,202     10,056,613
  Steam (Thousands of Lbs.)                                 6,877,750      6,768,672

(A)  Off-system sales in the 1995 period included 958,096 thousand
     Kwhrs. subsequently repurchased by the Company.

The accompanying note is an integral part of these financial statements.

                      CONSOLIDATED EDISON COMPANY OF NEW YORK, INC.
                              CONSOLIDATED INCOME STATEMENT
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994



                                                              1995           1994
                                                             (Thousands of Dollars)

Operating revenues
  Electric                                                $ 4,156,969    $ 3,936,365
  Gas                                                         604,708        698,801
  Steam                                                       246,836        276,672
                             Total operating revenues       5,008,513      4,911,838

Operating expenses
  Fuel                                                        386,032        453,792
  Purchased power                                             847,864        584,442
  Gas purchased for resale                                    188,486        283,070
  Other operations                                            857,215        834,778
  Maintenance                                                 366,492        384,964
  Depreciation and amortization                               338,823        314,418
  Taxes, other than federal income tax                        836,966        857,733
  Federal income tax                                          337,820        357,100
                             Total operating expenses       4,159,698      4,070,297

Operating income                                              848,815        841,541

Other income (deductions)
  Investment income                                             8,622          5,615
  Allowance for equity funds used during construction           3,361          6,432
  Other income less miscellaneous deductions                   (5,123)        (9,544)
  Federal income tax                                              440           (670)
                                   Total other income           7,300          1,833


Income before interest charges                                856,115        843,374

Interest on long-term debt                                    224,696        215,954
Other interest                                                 22,319         13,860
Allowance for borrowed funds used during construction          (1,626)        (2,831)
                                 Net interest charges         245,389        226,983

Net income                                                    610,726        616,391
Preferred stock dividend requirements                          26,676         26,692
Net income for common stock                                $  584,050     $  589,699

Common shares outstanding - average (000)                     234,924        234,710
Earnings per share                                          $    2.49      $    2.51

Dividends declared per share of common stock                $    1.53      $    1.50

Sales
  Electric (Thousands of Kwhrs.)
    Con Edison Customers                                   28,081,351     28,151,349
    Deliveries for NYPA and Other Customers                 6,646,381      6,590,006
    Service for Municipal Agencies                            345,224        305,061
      Total Sales in Service Territory                     35,072,956     35,046,416
    Off-System Sales                                        4,392,449(A)   1,129,809
  Gas - Firm Customers (Dekatherms)                        67,411,713     73,158,618
  Steam (Thousands of Lbs.)                                22,346,574     25,055,697

(A)  Off-system sales in the 1995 period included 2,279,726 thousand
     Kwhrs. subsequently repurchased by the Company.

The accompanying note is an integral part of these financial statements.

                       CONSOLIDATED EDISON COMPANY OF NEW YORK, INC.
                               CONSOLIDATED INCOME STATEMENT
                  FOR THE TWELVE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994


                                                              1995           1994
                                                             (Thousands of Dollars)

Operating revenues
  Electric                                                $ 5,361,076    $ 5,133,903
  Gas                                                         796,013        913,414
  Steam                                                       312,671        348,135
                             Total operating revenues       6,469,760      6,395,452

Operating expenses
  Fuel                                                        500,004        575,476
  Purchased power                                           1,050,877        779,553
  Gas purchased for resale                                    246,621        363,363
  Other operations                                          1,168,531      1,123,111
  Maintenance                                                 487,706        549,254
  Depreciation and amortization                               446,760        417,424
  Taxes, other than federal income tax                      1,106,924      1,128,595
  Federal income tax                                          418,880        422,990
                             Total operating expenses       5,426,303      5,359,766

Operating income                                            1,043,457      1,035,686

Other income (deductions)
  Investment income                                            13,608          7,706
  Allowance for equity funds used during construction           5,282          7,758
  Other income less miscellaneous deductions                  (10,779)       (16,524)
  Federal income tax                                              680            490
                                   Total other income           8,791           (570)


Income before interest charges                              1,052,248      1,035,116

Interest on long-term debt                                    297,802        285,870
Other interest                                                 28,313         19,004
Allowance for borrowed funds used during construction          (2,472)        (3,443)
                                 Net interest charges         323,643        301,431

Net income                                                    728,605        733,685
Preferred stock dividend requirements                          35,571         35,594
Net income for common stock                               $   693,034    $   698,091


Common shares outstanding - average (000)                     234,918        234,543
Earnings per share                                          $    2.95      $    2.98

Dividends declared per share of common stock                $    2.03      $   1.985

Sales
  Electric (Thousands of Kwhrs.)
    Con Edison Customers                                   36,704,167     36,719,773
    Deliveries for NYPA and Other Customers                 8,829,530      8,713,494
    Service for Municipal Agencies                            454,056        396,848
      Total Sales in Service Territory                     45,987,753     45,830,115
    Off-System Sales                                        5,047,413(A)   1,269,273
  Gas - Firm Customers (Dekatherms)                        87,599,513     95,425,428
  Steam (Thousands of Lbs.)                                27,976,032     31,201,783

(A)  Off-system sales in the 1995 period included 2,279,726 thousand
     Kwhrs. subsequently repurchased by the Company.

The accompanying note is an integral part of these financial statements.

                           CONSOLIDATED EDISON COMPANY OF NEW YORK, INC.
                              CONSOLIDATED STATEMENT OF CASH FLOWS
                      FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

                                                              1995            1994
                                                             (Thousands of Dollars)
 Operating activities
    Net income                                             $ 610,726       $ 616,391
    Principal non-cash charges (credits) to income
      Depreciation and amortization                          338,822         314,418
      Deferred recoverable fuel costs                         (4,009)         33,371
      Federal income tax deferred                             82,780          17,920
      Common equity component of allowance
        for funds used during construction                    (3,166)         (6,065)
      Other non-cash charges                                  11,464          41,388
    Changes in assets and liabilities
      Accounts receivable - customers, less
        allowance for uncollectibles                         (68,327)        (33,225)
      Regulatory accounts receivable                          37,663          80,123
      Materials and supplies, including fuel
        and gas in storage                                    37,958           6,365
      Prepayments, other receivables and
        other current assets                                (116,871)        (93,920)
      Enlightened Energy program costs                        32,333         (21,095)
      Federal income tax refund                              (49,510)         52,937
      Power contract termination costs                       (19,711)        (63,480)
      Accounts payable                                       (69,721)        (83,686)
      Accrued income taxes                                   140,856         119,176
      Other - net                                              4,909         (39,020)
        Net cash flows from operating activities             966,196         941,598


  Investing activities including construction
      Construction expenditures                             (462,238)       (498,233)
      Nuclear fuel expenditures                               (8,601)        (39,191)
      Contributions to nuclear decommissioning trust         (13,568)        (11,669)
      Common equity component of allowance
         for funds used during construction                    3,166           6,065
         Net cash flows from investing activities
           including construction                           (481,241)       (543,028)

  Financing activities including dividends
      Issuance of common stock                                  -             14,650
      Issuance of long-term debt                             228,285         300,000
      Retirement of long-term debt                            (9,119)         (7,015)
      Advance refunding of long-term debt                   (128,285)           -
      Issuance and refunding costs                            (5,058)         (3,423)
      Common stock dividends                                (359,437)       (352,111)
      Preferred stock dividends                              (26,675)        (26,690)
        Net cash flows from financing activities
          including dividends                               (300,289)        (74,589)

  Net increase in cash and temporary
    cash investments                                         184,666         323,981

  Cash and temporary cash investments
    at January 1                                             245,221          36,756

  Cash and temporary cash investments
    at September 30                                        $ 429,887       $ 360,737

  Supplemental disclosure of cash flow information
    Cash paid during the period for:
      Interest                                             $ 245,884       $ 215,586
      Income taxes                                           120,572         206,186

The accompanying note is an integral part of these financial statements.

                        CONSOLIDATED EDISON COMPANY OF NEW YORK, INC.
                              CONSOLIDATED STATEMENT OF CASH FLOWS
                   FOR THE TWELVE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994


                                                              1995            1994
                                                             (Thousands of Dollars)
 Operating activities
    Net income                                             $ 728,605       $ 733,685
    Principal non-cash charges (credits) to income
      Depreciation and amortization                          446,760         417,424
      Deferred recoverable fuel costs                        (17,248)         39,711
      Federal income tax deferred                            128,950          44,380
      Common equity component of allowance
        for funds used during construction                    (4,977)         (7,312)
      Other non-cash charges                                  15,613          40,281
    Changes in assets and liabilities
      Accounts receivable - customers, less
        allowance for uncollectibles                         (16,337)          7,586
      Regulatory accounts receivable                          28,311          82,334
      Materials and supplies, including fuel
        and gas in storage                                    48,899           6,453
      Prepayments, other receivables and
        other current assets                                  (1,634)          1,017
      Enlightened Energy program costs                        23,284         (37,696)
      Federal income tax refund                              (49,510)         52,937
      Power contract termination costs                       (18,607)        (70,990)
      Accounts payable                                       (11,109)          2,091
      Accrued income taxes                                    (3,708)        (57,127)
      Other - net                                            (22,795)        (76,481)
        Net cash flows from operating activities           1,274,497       1,178,293

  Investing activities including construction
      Construction expenditures                             (721,535)       (734,978)
      Nuclear fuel expenditures                              (16,481)        (44,278)
      Contributions to nuclear decommissioning trust         (16,485)        (14,586)
      Common equity component of allowance
        for funds used during construction                     4,977           7,312
        Net cash flows from investing activities
          including construction                            (749,524)       (786,530)

  Financing activities including dividends
      Issuance of common stock                                  -             26,530
      Issuance of long-term debt                             328,285         447,475
      Retirement of long-term debt                          (135,743)        (28,506)
      Advance refunding of long-term debt                   (128,285)       (147,475)
      Issuance and refunding costs                            (7,623)        (31,824)
      Common stock dividends                                (476,887)       (465,598)
      Preferred stock dividends                              (35,570)        (35,591)
        Net cash flows from financing activities
          including dividends                               (455,823)       (234,989)

  Net increase in cash and temporary
    cash investments                                          69,150         156,774

  Cash and temporary cash investments
    at beginning of period                                   360,737         203,963

  Cash and temporary cash investments
    at September 30                                        $ 429,887       $ 360,737

  Supplemental disclosure of cash flow information
    Cash paid during the period for:
      Interest                                             $ 300,137       $ 270,197
      Income taxes                                           299,741         420,817

The accompanying note is an integral part of these financial statements.

Contingency Note
-----------------------------------------------------------------
INDIAN POINT. Nuclear generating units similar in design to the Company's Indian Point 2 unit have experienced problems of varying severity in their steam generators, which in a number of instances have required steam generator replacement. Inspections of the Indian Point 2 steam generators since 1976 have revealed various problems, some of which appear to have been arrested, but the remaining service life of the steam generators is uncertain and may be shorter than the unit's life. The projected service life of the steam generators is reassessed periodically in the light of the inspections made during scheduled outages of the unit. Based on the latest available data, the Company estimates that steam generator replacement will not be required before 1997, and possibly not until some years later. To avoid procurement delays in the event replacement is necessary, the Company purchased replacement steam generators, which are stored at the site. If replacement of the steam generators is required, such replacement is presently estimated (in 1994 dollars) to require additional expenditures of approximately $102 million (exclusive of replacement power costs) and an outage of approximately six months. However, securing necessary permits and approvals or other factors could require a substantially longer outage if steam generator replacement is required on short notice.

NUCLEAR INSURANCE. The insurance policies covering the Company's nuclear facilities for property damage, excess property damage, and outage costs permit assessments under certain conditions to cover insurers' losses. As of September 30, 1995, the highest amount which could be assessed for losses during the current policy year under all of the policies was $26 million. While assessments may also be made for losses in certain prior years, the Company is not aware of any losses in such years which it believes are likely to result in an assessment.

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

Superfund. By its terms, Superfund imposes joint and several strict liability, regardless of fault, upon generators of hazardous substances for resulting removal and remedial costs and environmental damages. The Company has received process or notice concerning possible claims under Superfund or similar state statutes relating to a number of sites at which it is alleged that hazardous substances generated by the Company (and, in most instances, a large number of other potentially responsible parties) were deposited. Estimates of the investigative, removal, remedial and environmental damage costs (if any) the Company will be obligated to pay with respect to each of these sites range from extremely preliminary to highly refined. Based on these estimates, the Company has an accrued liability at September 30, 1995 of approximately $10.9 million. However, it is possible that material additional costs in amounts not presently determinable may be incurred with respect to these and other sites.

DEC Settlement. In November 1994 the Company agreed to a consent order settling a civil administrative proceeding instituted by the DEC in 1992, alleging environmental violations by the Company. Under the consent order, in addition to required payments which have been made, the Company must also conduct an environmental compliance audit and an environmental management review, develop and implement "best management practices" plans for certain facilities and undertake a remediation program at certain sites. At September 30, 1995, the Company has an accrued liability of $9.8 million for the expense of the site remediation program. Expenditures for environmental projects in the five years 1995 -1999 to comply with the consent order are estimated at $80.6 million, most of which had been planned prior to the consent order. There will be additional costs, including costs arising out of the compliance audit, the materiality of which is not presently determinable.

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

LIQUIDITY AND CAPITAL RESOURCES

            Cash and temporary cash investments were $429.9 million at September 30, 1995 compared with $245.2 million at December 31, 1994 and $360.7 million at September 30, 1994. The Company's cash balances reflect the timing and amounts of external financing.

            On July 5, 1995 the Company issued $100 million of
6-5/8 percent ten-year debentures due July 1, 2005 at a price to the public of 99.674 percent and a yield of 6.67 percent.

            On August 1, 1995 the Company issued through the New York State Energy Research and Development Authority (NYSERDA) $128.3 million of 6.10 percent tax-exempt debt due August 15, 2020, which was offered to the public at 98.50 percent and a yield of 6.219 percent. The proceeds were used to refund, on September 1, 1995, $128.3 million of outstanding 9 percent tax-exempt debt.

            The Company expects to finance the balance of its capital requirements for the remainder of 1995 and 1996, including $185 million for securities maturing during this period, from internally generated funds and external financings of about $250 million, most, if not all, of which will be debt issues.

            Customer accounts receivable, less allowance for uncollectible accounts, amounted to $508.8 million at September 30, 1995 compared with $440.5 million at December 31, 1994 and $492.5 million at September 30, 1994. In terms of equivalent days of revenue outstanding, these amounts represented 25.0, 27.1 and
25.8 days, respectively.

Regulatory accounts receivable, amounted to $(11.3) million at September 30, 1995, $26.3 million at December 31, 1994 and $17.0 million at September 30, 1994. Regulatory accounts receivable include amounts accrued under the ERAM, modified ERAM and incentive provisions of the Company's electric and gas rate agreements referred to below. The changes in regulatory accounts receivable during the first nine months of 1995 were as follows:

                         Balance                         Balance
                         Dec. 31,     1995      1995    Sept. 30,
(Millions of Dollars)      1994*    Accruals Recoveries    1995*
ERAM/Modified ERAM       $(56.4)    $(37.6)    $ 54.1    $(39.9)
Electric Incentives
  Enlightened Energy
   program                 70.1       27.5      (83.1)     14.5
  Customer service          6.7        3.7       (8.4)      2.0
  Fuel and purchased
   power                    5.9       16.3      (17.5)      4.7
Gas Incentives
  System improvement         -         6.1         -        6.1
  Customer service           -         1.3         -        1.3
 Total                   $ 26.3      $17.3     $(54.9)   $(11.3)

*Negative balances represent amounts to be refunded to customers.

            Fuel balances at September 30, 1995 were $13.3 million lower than December 31, 1994 due principally to lower oil inventory. Gas in storage decreased $17.6 million in the first nine months of 1995 reflecting both lower inventory and lower average cost of gas in storage.

            In mid-year 1995 the Company made payments totalling $207.2 million to New York City for semi-annual installments of property taxes. Prepayments and other current assets at September 30, 1995 include the unamortized portion ($111.2 million) of such payments.

            Enlightened Energy program costs are recoverable over a five-year period. Program costs have declined and are expected to continue to decline in future periods, resulting in lower deferred balances as recoveries outpace new expenditures.

            Other deferred credits in 1995 declined by approximately $115 million as a result of various reconciliations of revenues and expenses under a new electric rate agreement which became effective April 1, 1995. Net income was reduced by $1.2 million as a result of these reconciliations.

            Interest coverage under the SEC formula for the twelve months ended September 30, 1995 was 4.32 times compared with 4.58 times for the year 1994 and 4.57 times for the twelve months ended September 30, 1994.

1992 Electric Rate Agreement

            In March 1994 the Public Service Commission (PSC) approved an electric rate increase of $55.2 million (1.1 percent), to become effective April 1, 1994, for the third and final year of the 1992 electric rate agreement, the twelve months ended March 31, 1995. For the final rate year the Company's rate of return on electric common equity, calculated in accordance with the provisions of the agreement, which excludes incentives earned and labor productivity in excess of amounts reflected in rates, was approximately 11.80 percent, which was below the 11.85 percent threshold for sharing of "excess" earnings with customers.

1995 Electric Rate Agreement

            On April 6, 1995 the PSC issued its opinion and order approving a three-year electric rate agreement effective April 1, 1995. The agreement provides for no increase in base electric revenues in the first rate year and possible, but limited, increases in years two and three. For details of the agreement see the Management's Discussion and Analysis appearing in Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 1994, under the heading "1994 Electric Rate Increase Filing." In its opinion and order approving the agreement (as described in the Form 10-K) the PSC reserved authority to spread, over a two-year period, the recovery of any revenue shortfall accrued under the agreement's modified ERAM provision, if in the PSC's judgment such a spreading is necessary to avoid "significant" bill increases.

1995 Gas and Steam Rate Increases

            Effective October 1, 1995 (the beginning of the second year of the October 1994 three-year gas and steam rate settlements) gas and steam rates were increased by $20.9 million (2.5 percent) and $4.6 million (1.3 percent), respectively. The primary reasons for the gas rate increase were escalation in certain operation and maintenance expenses, return and depreciation on higher plant balances, and recovery of earnings under the incentive provisions of the settlement. The steam rate increase was primarily to cover escalation in operation and maintenance expenses, and return and depreciation on higher plant balances.

            In accordance with the provisions of the 1994 gas and steam rate agreements, earnings above an 11.65 percent return on related common equity, exclusive of incentive (or penalty) mechanisms, are to be shared equally with customers. For the first rate year, the twelve months ended September 30, 1995, the Company's rates of return on common equity for gas and steam were below the threshold for sharing.

Credit Ratings

            The Company's senior debt securities (first mortgage bonds) are rated Aa3, A+ and AA- by Moody's Investors Service, Inc., Standard & Poor's Ratings Group (S&P) and Duff and Phelps, Inc., respectively. The Company's unsecured debt securities (debentures and tax-exempt debt) are rated A1, A+ and A+ by Moody's, S&P and Duff and Phelps, respectively. The Company has not issued first mortgage bonds since 1974. As of September 30, 1995, $175 million of first mortgage bonds were outstanding, all of which will have matured by December 1996.

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

            On October 25, 1995, the investor-owned utility companies of New York State (including Con Edison) filed a proposal in this proceeding that would restructure the state's electric industry in a carefully planned transition to competition in the wholesale market where bulk electricity would be bought and sold. The plan, which also calls for tax and regulatory reform, is expected to lower consumer prices for electricity. The plan provides for a wholesale competitive framework that:

   - Creates an industry structure that allows market forces to drive the purchase and sale of electricity on the wholesale level;

   - Allows utilities, other generators and other wholesale market participants to create a voluntary wholesale exchange with visible spot pricing;

   - Establishes an independent system operator to coordinate the safe and reliable operation of the bulk power transmission system;

   - Increases customer choice by providing clear market price signals so customers can make informed decisions on the use of electricity and value-added services; and

   - Develops mechanisms to encourage increased efficiency of utility operations subject to continuing regulation.

            The support of the New York State utilities for implementation of full wholesale competition is conditioned on four essential requirements: a reasonable opportunity for utilities to fully recover all investments and expenditures made to provide reliable service to the public under the existing regulatory compact; PSC support for the option of each utility to continue in the generation business; special treatment of nuclear plants based on their unique characteristics; and development and adoption of a clearly defined transition plan to ensure that system reliability and the interests of both customers and investors are adequately protected.

            The PSC staff and numerous other parties also submitted proposals as part of this proceeding. The PSC Staff proposal calls for divestiture of utility-owned generation operations into separate companies or structural separation of generation within holding companies, fully competitive markets at both the wholesale and retail levels, and new independent energy service companies offering supply-side and demand-side services and other customer services on a competitive basis. An Independent System Operator (ISO) would have the responsibility for maintaining the day-to-day adequacy and security of the bulk power system and a regional transmission group would perform transmission planning. The ISO and transmission and distribution companies would continue to be regulated by the PSC; other entities would be unregulated. The Staff proposal states that "utilities should have a reasonable opportunity to recover past investments that are legitimate and verifiable, but that full recovery is no longer a reasonable expectation of utilities in an increasingly competitive market where they also can pursue new revenue producing opportunities." Staff also proposes that independent power producers with above-market value contracts "mitigate their contracts" to the extent of values "proportionate to that absorbed by utility shareholders."

            A report and possible recommended decision in this phase of the proceeding is expected to be issued by the administrative law judge in December 1995. A PSC order in this proceeding is not expected until 1996.

            It is not possible to predict the outcome of the proceeding, the timing thereof, or its impact upon the Company. The outcome could adversely affect the Company's eligibility to apply Statement of Financial Accounting Standards ("FSAS") No. 71, "Accounting for the Effects of Certain Types of Regulation", which, pursuant to SFAS No. 101 "Accounting for Discontinuation of Application of FASB Statement No. 71" and SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" could then require a significant write-down of assets, the amount of which is not yet determinable.

Competition - Federal Initiatives

            In March 1995, the Federal Energy Regulatory
Commission (FERC) proposed new rules which would require electric utilities to file non-discriminatory open access transmission tariffs, available to wholesale sellers and buyers of electric energy, and to take service under these tariffs for their own wholesale sales and purchases of electric energy. As proposed, the new rules would allow utilities to recover legitimate and verifiable wholesale stranded costs (i.e., those costs prudently incurred by a utility to meet its service obligation which, as a result of filing an open access tariff, the utility would otherwise not be able to recover). FERC would follow this policy with regard to costs subject to its jurisdiction and urged the states to follow the same policy with regard to costs subject to their jurisdiction.

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

RESULTS OF OPERATIONS

            Net income for common stock for the third quarter, nine months and twelve months ended September 30, 1995 was lower than in the corresponding 1994 periods by $6.6 million ($.03 a share), $5.6 million ($.02 a share) and $5.1 million ($.03 a share), respectively. These results reflect the three-year electric rate agreement effective April 1, 1995, which provides for generally more limited opportunities for earning incentives, and gives customers the benefit of productivity achievements during the term of the prior electric rate agreement.

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

                                                      Increases (Decreases)
                                    Three Months Ended  Nine Months Ended  Twelve Months Ended
                                      Sept. 30, 1995     Sept. 30, 1995      Sept. 30, 1995
                                      Compared With      Compared With       Compared with
                                    Three Months Ended  Nine Months Ended  Twelve Months Ended
                                      Sept. 30, 1994     Sept. 30, 1994      Sept. 30, 1994
                                    Amount     Percent  Amount    Percent  Amount      Percent
                                                     (Amounts in Millions)

  Operating revenues               $  57.9       3.2 %  $  96.7     2.0 %  $  74.3       1.2 %
  Fuel - electric and steam          (17.5)     (9.9)     (67.7)  (14.9)     (75.5)    (13.1)
  Purchased power - electric          91.2      45.8      263.4    45.1      271.3      34.8
  Gas purchased for resale            (5.9)    (19.1)     (94.6)  (33.4)    (116.7)    (32.1)

  Operating revenues less
    fuel and purchased power
    and gas purchased for resale
    (Net revenues)                    (9.9)     (0.7)      (4.4)   (0.1)      (4.8)     (0.1)

  Other operations and maintenance    (5.0)     (1.3)       4.0     0.3      (16.1)     (1.0)
  Depreciation and amortization        9.5       9.0       24.4     7.8       29.3       7.0
  Taxes, other than federal
    income tax                         5.3       1.7      (20.8)   (2.4)     (21.7)     (1.9)
  Federal income tax                 (14.1)     (7.2)     (19.3)   (5.4)      (4.1)     (1.0)

  Operating income                    (5.6)     (1.3)       7.3     0.9        7.8       0.8
  Other income less deductions,
    less related federal income tax    5.0      Large       5.5    Large       9.3     Large
  Interest charges and preferred
    stock dividend requirements        6.0       6.9       18.4     7.2       22.2       6.6

  Net income for common stock      $  (6.6)     (2.0)%  $  (5.6)   (1.0)%  $  (5.1)     (0.7)%

Third Quarter 1995 Compared with
Third Quarter 1994

            Net revenues (operating revenues less fuel, purchased power and gas purchased for resale) decreased $9.9 million in the third quarter of 1995 compared with the 1994 period. Electric net revenues decreased $15.7 million and gas and steam net revenues increased $4.4 million and $1.4 million, respectively.

             Total electric revenues in the 1995 period were higher than in the corresponding 1994 period, largely reflecting recovery of higher purchased power costs.

             Electric revenues for the third quarter of 1995 reflect a credit due customers of $59.1 million under the modified ERAM, reflecting sales above the forecast, compared with a credit due customers of $42.1 million in the 1994 period. The 1995 electric rate agreement added to the ERAM a revenue per customer (RPC) mechanism (modified ERAM) which excludes from adjustment those variances in the Company's electric revenues which result from changes in the number of customers in each electric service classification. Electric revenues for the third quarter of 1995 include $6 million earned under the RPC mechanism.

            Electric net revenues for the third quarter of 1995
include $12.6 million, compared with $26.3 million for the 1994 period, for incentives earned under the provisions of the 1995 and 1992 electric rate agreements, respectively.

            Electric sales, excluding off-system sales, in the third quarter of 1995 compared with the 1994 period were:

                                           Millions of Kwhrs.
                             3rd Quarter  3rd Quarter              Percent
    Description                 1995         1994      Variation  Variation
Residential/Religious           3,511        3,368        143        4.3 %
Commercial/Industrial           7,352        7,328         24        0.3 %
Other                             182          171         11        6.6 %

Total Con Edison Customers     11,045       10,867        178        1.6 %

NYPA, Municipal Agency
 and Other Sales                2,485        2,399         86        3.6 %

Total Service Area             13,530       13,266        264        2.0 %

            Off-system electricity sales increased to 2,075 millions of kilowatthours (Kwhrs) in the third quarter of 1995 compared with 402 millions of Kwhrs in the 1994 period. The increases in the quarter, nine-month and twelve-month periods in such sales were due largely to arrangements in which the Company produces electricity for others using gas they provide as fuel. The Company has purchased a substantial portion of this electricity for sale to its own customers.

            Gas and steam revenues in the 1995 period reflect rate increases in October 1994 and lower fuel-related revenues due to lower costs for gas purchased for resale and steam fuel. Gas net revenues for the third quarter of 1995 included $2.7 million for incentives earned under the 1994 gas rate agreement relating to system improvement targets for gas leaks ($1.4 million) and to customer service performance ($1.3 million).

            For the third quarter of 1995 firm gas sales volume increased 3.9 percent and steam sales volume increased 1.6 percent compared with the 1994 period.

            After adjustment for comparability in both periods, primarily for variations in weather, electric sales volume in the Company's service territory increased 1.6 percent in the third quarter of 1995, firm gas sales volume increased 4.0 percent and steam sales volume decreased 2.4 percent.

            Electric fuel costs decreased $15.3 million in the 1995 period, largely because of increased power purchases; steam fuel costs decreased $2.2 million due to decreased sendout and lower unit fuel cost. During the third quarter of 1995 the Company purchased approximately 51 percent of the electric energy it generated and purchased, compared with 46 percent for the 1994 period. Reflecting this increase and the relatively high cost that the Company is required to pay under its IPP contracts, purchased power costs increased in the third quarter of 1995 by $91.2 million over the 1994 period. Gas purchased for resale decreased $5.9 million, reflecting substantially lower unit cost of purchased gas partially offset by increased sendout.

            Other operations and maintenance expenses decreased $5.0 million for the third quarter of 1995 compared with the 1994 period, due primarily to lower production and pension and retiree benefit costs, offset in part by increases in distribution costs and the amortization of previously deferred Enlightened Energy program costs. However, under the terms of the various rate agreements, reductions in pension and retiree benefit costs do not benefit period earnings. They are set aside (by a charge to operating revenues) as a deferred credit for the future benefit of customers.

            Depreciation and amortization increased $9.5 million due principally to higher plant balances.

            Taxes other than federal income tax increased $5.3 million in the third quarter of 1995 due principally to increased property taxes. Federal income tax decreased $14.1 million for the quarter reflecting lower pre-tax income, increased tax deductions, and adjustments associated with the electric rate agreements.

            Other income less miscellaneous deductions increased
$5.0 million for the third quarter principally due to increases in interest and dividend income.



Nine Months Ended September 30, 1995 Compared with
Nine Months Ended September 30, 1994

            Net revenues (operating revenues less fuel and purchased power and gas purchased for resale) decreased $4.4 million in the first nine months of 1995 compared with the first nine months of 1994. Electric and gas net revenues increased $6.5 million and $.5 million, respectively, and steam net revenues decreased $11.4 million.

            Total electric revenues in the 1995 period were higher than in the corresponding 1994 period, largely reflecting recovery of higher purchased power costs. The 1995 period also includes rate agreement reconciliations that increased electric revenues by $26.3 million and purchased power costs by $31.7 million, resulting in a net electric revenue reduction of $5.4 million.

            Electric revenues for the first nine months of 1995 include a credit due customers of $37.6 million under the ERAM and the modified ERAM, reflecting sales above the forecast, compared to a credit due customers of $71.3 million in the 1994 period. Electric revenues for the first nine months of 1995 also include $6 million earned under the RPC mechanism.

             Electric revenues were favorably affected in the first quarter of 1995 compared with the 1994 period by approximately $12.8 million as a result of the April 1994 rate increase. The electric property tax reconciliation and Indian Point Unit 2 refueling and maintenance outage accounting provisions of the 1992 and 1995 electric rate agreements increased electric net revenues for the nine months ended September 30, 1995 compared with the 1994 period by approximately $18 million and $34 million, respectively; related expenses increased in like amount.

            Electric net revenues for the first nine months of 1995 also include $47.4 million compared with $91.5 million for the 1994 period for incentives earned under the provisions of the rate agreements.

            Electric sales, excluding off-system sales, in the first nine months of 1995 compared with the 1994 period were:

                                           Millions of Kwhrs.
                             Nine Months    Nine Months
                                Ended          Ended                 Percent
    Description            Sept. 30, 1995 Sept. 30, 1994  Variation Variation

Residential/Religious           8,340          8,271         69         .8 %
Commercial/Industrial          19,272         19,425       (153)       (.8)%
Other                             469            455         14        3.2 %

Total Con Edison Customers     28,081         28,151        (70)       (.3)%

NYPA & Municipal Agency
 Sales                          6,992          6,895         97        1.4 %

Total Service Area             35,073         35,046         27         .1 %


            Gas and steam revenues in the first nine months of 1995 reflect rate increases in October 1994 and lower fuel-related revenues due to lower costs for gas purchased for resale and steam fuel. Gas net revenue for the period included $7.4 million for incentives earned under the 1994 gas rate agreement related to system improvement targets for gas leaks ($6.1 million) and to customer service performance ($1.3 million). Steam net revenues were reduced by decreased sales volume.

            For the first nine months of 1995 firm gas sales volume decreased 7.9 percent and steam sales volume decreased
10.8 percent over the 1994 period. Under the weather normalization clause in the Company's gas tariff, most weather-related variations in gas sales do not affect gas revenues.

            After adjustment for comparability in both periods, primarily for variations in weather, electric sales volume in the Company's service territory in the first nine months of 1995 increased 1.2 percent, firm gas sales volume was unchanged and steam sales volume decreased 1.7 percent.

            Electric fuel costs decreased in the first nine months of 1995 by $49.3 million largely because the Company increased power purchases; steam fuel cost decreased $18.4 million due to lower unit cost and lower sendout. During the 1995 period the Company purchased approximately 60 percent of the electric energy it generated and purchased compared with 49 percent for the prior period. Reflecting this increase and the relatively high cost that the Company is required to pay under its IPP contracts, purchased power costs increased in the first nine months of 1995 by $263.4 million over the 1994 period. The changes in fuel cost and purchased power also reflect reduced generation from the Company's Indian Point Unit 2, which was out of service for refueling and maintenance for a large part of the 1995 period. Gas purchased for resale decreased $94.6 million reflecting lower unit cost and lower sendout.

            Other operations and maintenance expenses increased $4.0 million in the first nine months of 1995 compared with the 1994 period principally due to increases in the amortization of previously deferred Enlightened Energy program costs and production expenses (chiefly due to the Indian Point Unit 2 refueling and maintenance outage in the 1995 period - there was no outage in the 1994 period), offset in part by lower distribution and administrative and general expenses.

             Depreciation and amortization increased $24.4 million due principally to higher plant balances.

            Taxes, other than federal income tax, decreased $20.8 million in the first nine months of 1995 compared with the 1994 period due primarily to reduced property taxes ($14.9 million) and revenue taxes ($5.5 million). Federal income tax decreased $19.3 million in the first nine months of 1995 compared with the 1994 period, principally due to lower pre-tax income and adjustments associated with the 1995 electric rate agreement.

            Other income less miscellaneous deductions increased
$5.5 million for the nine-month period principally due to increases in interest and dividend income.

            Interest on long-term debt increased $8.7 million primarily as a result of the issuance of new debt. Other interest charges increased $8.5 million principally due to a higher interest rate on customer deposits and interest expense associated with a sales tax audit settlement.

Twelve Months Ended September 30, 1995 Compared with
Twelve Months Ended September 30, 1994

            Net revenues (operating revenues less fuel, purchased power and gas purchased for resale) decreased $4.8 million in the twelve months ended September 30, 1995 compared with the 1994 period. Electric net revenues increased $6.8 million and gas and steam net revenues decreased $.7 million and $10.9 million, respectively.

            Total electric revenues in the 1995 period were higher than in the corresponding 1994 period, largely reflecting recovery of higher purchased power costs. The 1995 period also includes rate agreement reconciliations that increased electric revenues by $26.3 million and purchased power costs by $31.7 million, resulting in a net electric revenue reduction of $5.4 million.

            Under the modified ERAM, electric net revenues for the twelve months ended September 30, 1995 have been reduced for a credit due customers of $30.1 million, reflecting higher sales revenues than forecast, compared with a credit due customers of $51.3 million in the 1994 period. Electric net revenues for the twelve months ended September 30, 1995 also include $6 million earned under the RPC mechanism.

            Electric revenues in the 1995 period were enhanced by approximately $25.2 million as a result of the rate increase in April 1994. The electric property tax reconciliation and Indian Point Unit 2 maintenance and outage accounting provisions of the 1992 and 1995 electric rate agreements increased electric net revenues for the twelve months ended September 30, 1995 compared with the 1994 period by approximately $45 million and $28 million, respectively; related expenses increased in like amount.

            Electric net revenues for the twelve months ended
September 30, 1995 include $72.3 million, compared with $138.7 million for the 1994 period, for incentives earned under the 1992 and 1995 electric rate agreements.

            Electric sales, excluding off-system sales, for the twelve months ended September 30, 1995 compared with the twelve months ended September 30, 1994 were:


                                           Millions of Kwhrs.
                            Twelve Months   Twelve Months
                                Ended           Ended                  Percent
    Description             Sept. 30, 1995  Sept. 30, 1994  Variation  Variation
Residential/Religious            10,729          10,681         48        0.5 %
Commercial/Industrial            25,359          25,442        (83)      (0.3)%
Other                               616             597         19        3.3 %

Total Con Edison Customers       36,704          36,720        (16)       0.0 %

NYPA and Municipal Agency
 Sales                            9,284           9,110        174        1.9 %

Total Service Area               45,988          45,830        158        0.3 %

            Gas and steam revenues in the 1995 period reflect rate increases in October 1994 and lower fuel-related revenues due to lower costs for gas purchased for resale and steam fuel costs, and decreased sales volume.

            For the twelve months ended September 30, 1995 firm gas sales volume decreased 8.2 percent and steam sales volume decreased 10.3 percent due to warmer than normal 1995 winter weather compared to colder than normal 1994 winter weather. Under the weather normalization clause in the Company's gas tariff, most weather-related variations in gas sales do not affect gas revenues.

            After adjustment for comparability in both periods, primarily for variations in weather, electric sales volume in the Company's service territory in the twelve months ended September 30, 1995 increased 1.2 percent. Similarly adjusted, firm gas sales volume decreased 0.5 percent and steam sales volume decreased 1.6 percent.

            Electric fuel costs decreased $51.0 million in the 1995 period largely because of the Company's increased power purchases from IPPs; steam fuel costs decreased $24.5 million due to lower sendout and lower unit cost of fuel. During the 1995 period the Company purchased 59 percent of the electric energy it generated and purchased compared with 50 percent for the prior period. Reflecting this increase and the relatively high cost that the Company is required to pay under its IPP contracts, purchased power costs increased in the 1995 period by $271.3 million over the 1994 period. Gas purchased for resale decreased $116.7 million, reflecting principally lower sendout and lower unit cost of purchased gas.

            Other operations and maintenance expenses decreased $16.1 million in the twelve months ended September 30, 1995 compared with the 1994 period, due to decreased electric production and distribution expenses, offset in part by higher amortization of previously deferred Enlightened Energy program costs.

            Depreciation and amortization increased $29.3 million principally due to higher plant balances.

            Taxes, other than federal income tax, decreased $21.7 million in the twelve months ended September 30, 1995 compared with the 1994 period primarily due to reduced property taxes ($15.7 million) and revenue taxes ($13.4 million) offset in part by increases in other taxes ($9.9 million). Federal income tax decreased $4.1 million for the twelve months ended September 30, 1995 compared with the 1994 period principally due to lower pre-tax income and adjustments associated with the 1995 electric rate agreement.

            Other income less miscellaneous deductions increased
$9.3 million for the twelve-month period due to increases in interest and dividend income.

            Interest on long-term debt increased $11.9 million principally as a result of the issuance of new debt. Other interest charges increased $9.3 million due to a higher interest rate on customer deposits and interest expense associated with a sales tax audit settlement.

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


SUPERFUND - Metal Bank of America Sites

     Reference is made to the information under the caption, "SUPERFUND - Metal Bank of America Sites", in Part I, Item 3,
Legal Proceedings, in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

     In July 1995, EPA issued its proposed site cleanup plan for public comment. EPA's proposed plan calls for other things, the removal and disposal of PCB and TPH-contaminated sediments, the construction of a sheet pile wall along the site's shoreline area, and the removal and off-site disposal of various site soils that contain 25 ppm or more of PCB and/or 10,000 ppm or more of total petroleum hydrocarbons( "TPH"). Although EPA estimated the cost of its plan at about $17.2 million, the PRP Group believes that the plan could cost as much as $28.8 million to implement and has requested EPA to reconsider various aspects of the plan, including the 10,000 ppm TPH cleanup standard and off-site disposal requirement for soil located in the southern portion of the site.

SUPERFUND - C&D Recycling Site

     Reference is made to the information under the caption, "SUPERFUND - C&D Recycling Site", in Part I, Item 3, Legal
Proceedings, in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

     On October 15, 1995, the Company entered into an EPA administrative consent order under which it agreed to pay $6,385 in full settlement of all past and future Superfund response costs for the site. The order will not become effective until it has been issued for public comment and approved by the United States Department of Justice.

SUPERFUND - PCB Treatment, Inc. Sites

     Reference is made to the information under the caption, "SUPERFUND - PCB Treatment, Inc. Sites", in Part I, Item 3, Legal
Proceedings, in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

     EPA estimates that approximately 1,400 facilities shipped materials to the sites. In August 1995, EPA served Superfund information requests on the known PRPs for the sites. The Company's investigation indicates that it shipped approximately 110,390 pounds of PCB-containing equipment and 96,000 pounds of PCB-contaminated mineral oil to the 2100 Wyandette Street site. It shipped approximately 2.63 million pounds of PCB-containing equipment to the 45 Ewing Street site for processing prior to the equipment's disposal at off-site facilities. EPA is still reviewing the PRPs' responses to the information requests and has not yet issued a waste-in list for the 45 Ewing Street site or revised its waste-in list for the 2100 Wyandette Street site. In September 1995, EPA met with PRPs and requested them to conduct additional studies at the sites under an administrative consent order. The Company and several other site PRPs are forming a steering committee for the purpose of negotiating the administrative consent order with EPA and performing the studies. The government agency PRPs are expected to join into that order and help fund the studies.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

Exhibit 4.1    Form of the Company's 6 5/8% Debentures,
               Series 1995 A. (Incorporated by reference to Exhibit 4 to the Company's Current
               Report on Form 8-K, dated June 21, 1995, in
               Commission File No. 1-1217.)

Exhibit 4.2 Fourth Supplemental Participation Agreement, dated as of July 1, 1995, supplementing the Participation Agreement, dated as of
               December 1, 1992, between New York State
               Energy Research and Development Authority
               ("NYSERDA") and the Company. (Incorporated by reference to Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995 in Commission File No. 1-1217.)

Exhibit 4.3    Fourth Supplemental Indenture of Trust,
               dated as of July 1, 1995, supplementing and amending the Indenture of Trust, dated as of December 1, 1992, between NYSERDA and Marine Midland Bank, as trustee. (Incorporated by reference to Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995 in Commission File No. 1-1217.)

Exhibit 10.1  The Consolidated Edison Retirement Plan for
              Management Employees, as amended and restated.

Exhibit 10.2  The Con Edison Thrift Savings Plan for Management
              Employees and Tax Reduction Act Stock Ownership
              Plan, as amended and restated.

Exhibit 10.3  Amendment, dated August 22, 1995, to Employment
              Contract, dated May 22, 1990, between the Company and Eugene R. McGrath.

Exhibit 12 Statement of computation of ratio of earnings to fixed charges for the twelve-month periods ended
              September 30, 1995 and 1994.

Exhibit 27.1 Financial Data Schedule for the nine-month period ended September 30, 1995. (To the extent provided in Rule 402 of Regulation S-T, this exhibit shall not be deemed "filed", or otherwise subject to liabilities, or be deemed part of a registration statement.)

Exhibit 27.2 Restated Financial Data Schedule for the nine-month period ended September 30, 1994. (To the extent provided in Rule 402 of Regulation S-T, this exhibit shall not be deemed "filed", or otherwise subject to liabilities, or be deemed part of a registration statement.)

(b)  REPORTS ON FORM 8-K

The Company filed no Current Reports on Form 8-K during the quarter ended September 30, 1995.

                            SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              CONSOLIDATED EDISON COMPANY
                                OF NEW YORK, INC.




DATE:   November 9, 1995      Raymond J. McCann
                              Raymond J. McCann
                              Executive Vice President,
                              Chief Financial Officer and
                              Duly Authorized Officer




DATE:   November 9, 1995      Joan S. Freilich
                              Joan S. Freilich
                              Vice President, Controller and
                              Chief Accounting Officer

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

4.2 Fourth Supplemental Participation Agreement, dated as of July 1, 1995, supplementing the Participation Agreement, dated as of
       December 1, 1992, between New York State
       Energy Research and Development Authority
       ("NYSERDA") and the Company. (Incorporated by reference to Exhibit 4.2 to the Company's
       Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995 in Commission File No.
       1-1217.)

4.3    Fourth Supplemental Indenture of Trust,
       dated as of July 1, 1995, supplementing and amending the Indenture of Trust, dated as of December 1, 1992, between NYSERDA and Marine
       Midland Bank, as trustee. (Incorporated by reference to Exhibit 4.3 to the Company's
       Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995 in Commission File No.
       1-1217.)

10.1  The Consolidated Edison Retirement Plan for
      Management Employees, as amended and restated.

10.2  The Con Edison Thrift Savings Plan for Management
      Employees and Tax Reduction Act Stock Ownership
      Plan, as amended and restated.

10.3  Amendment, dated August 22, 1995, to Employment
      Contract, dated May 22, 1990, between the Company and Eugene R. McGrath.

12 Statement of computation of ratio of earnings to fixed charges for the twelve-month periods ended
      September 30, 1995 and 1994.

27.1 Financial Data Schedule for the nine-month period ended September 30, 1995. (To the extent provided in Rule 402 of Regulation S-T, this exhibit shall not be deemed "filed", or otherwise subject to liabilities, or be deemed part of a registration statement.)

27.2 Restated Financial Data Schedule for the nine-month period ended September 30, 1994. (To the extent provided in Rule 402 of Regulation S-T, this exhibit shall not be deemed "filed", or otherwise subject to liabilities, or be deemed part of a registration statement.)