Form 10-K
period 1995-12-31
CONSOLIDATED EDISON CO OF NEW YORK INC
filed 1996-03-29
CIK 23632

                             Form 10-K

                  Securities and Exchange Commission

                        Washington, D.C. 20549



(Mark One)
[ X ]  Annual Report Pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934

             For the fiscal year ended DECEMBER 31, 1995


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

Consolidated Edison Company of New York, Inc.
   $5 Cumulative Preferred Stock, without par value   New York
                                                      Stock
                                                      Exchange
   Cumulative Preferred Stock, 4.65%                  New York
   Series C ($100 par value)                          Stock
                                                      Exchange
   Cumulative Preference Stock, 6%                    New York
   Convertible Series B ($100 par value)              Stock
                                                      Exchange
   Common Stock ($2.50 par value)           New York, Chicago and
                                                   Pacific Stock
                                                   Exchanges
   7 3/4% Quarterly Income Capital Securities         New York
   (Series A Subordinated Deferrable                  Stock
   Interest Debentures)                               Exchange

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

     Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy statement incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.  [   ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, as of January 31, 1996, was $8,077,210,542. Excluded from this figure is $2,315,554 representing the market value of 68,609 shares of Common Stock held by the registrant's Trustees (directors). The registrant's Trustees are the only stockholders of the registrant, known to the registrant, who might be deemed "affiliates" of the registrant.

     As of February 29, 1996, the registrant had outstanding
234,966,127 shares of Common Stock.


                   Documents Incorporated By Reference

     Portions of the registrant's Proxy Statement for its 1996 Annual Meeting of Stockholders, to be filed with the Commission pursuant to Regulation 14A not later than 120 days after December 31, 1995, the close of the registrant's fiscal year, are incorpo-rated in Part III of this report.

                        TABLE OF CONTENTS


                                                            Page

PART I

ITEM 1.  Business . . . . . . . . . . . . . . . . . . . .      5
ITEM 2.  Properties . . . . . . . . . . . . . . . . . . .     27
ITEM 3.  Legal Proceedings  . . . . . . . . . . . . . . .     30
ITEM 4.  Submission of Matters to a Vote of
         Security Holders . . . . . . . . . . . . . . . .   None
Executive Officers of the Registrant  . . . . . . . . . .     41


PART II

ITEM 5.  Market for the Registrant's Common Equity
         and Related Stockholder Matters  . . . . . . . .     49
ITEM 6.  Selected Financial Data  . . . . . . . . . . . .     49
ITEM 7.  Management's Discussion and Analysis
         of Financial Condition and Results of
         Operations   . . . . . . . . . . . . . . . . . .     50
ITEM 8.  Financial Statements and Supplementary Data. . .     69
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
          Transactions  . . . . . . . . . . . . . . . . .     *


PART IV

ITEM 14.  Exhibits, Financial Statement Schedules
          and Reports on Form 8-K . . . . . . . . . . . .    104


SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . .    116
___________________
*Incorporated by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held on May 20, 1996.

                               PART I


ITEM 1. BUSINESS

Contents of Item 1                                          Page

       THE COMPANY . . . . . . . . . . . . . . . . . . . . .   5
       INDUSTRY SEGMENTS . . . . . . . . . . . . . . . . . .   5
       ELECTRIC OPERATIONS . . . . . . . . . . . . . . . . .   6
       GAS OPERATIONS  . . . . . . . . . . . . . . . . . . .   9
       STEAM OPERATIONS  . . . . . . . . . . . . . . . . . .  11
       CAPITAL REQUIREMENTS AND FINANCING  . . . . . . . . .  12
       FUEL SUPPLY   . . . . . . . . . . . . . . . . . . . .  12
       REGULATION AND RATES  . . . . . . . . . . . . . . . .  15
       COMPETITION . . . . . . . . . . . . . . . . . . . . .  18
       ENVIRONMENTAL MATTERS AND
        RELATED LEGAL PROCEEDINGS  . . . . . . . . . . . . .  18
       GENERAL . . . . . . . . . . . . . . . . . . . . . . .  22
       EMPLOYEES . . . . . . . . . . . . . . . . . . . . . .  22
       RESEARCH AND DEVELOPMENT  . . . . . . . . . . . . . .  22
       OPERATING STATISTICS  . . . . . . . . . . . . . . . .  23
       FIVE-YEAR FORECAST  . . . . . . . . . . . . . . . . .  25


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

     In 1995, electric, gas and steam operating revenues were
82.5 percent, 12.4 percent and 5.1 percent, respectively, of the Company's operating revenues.

INDUSTRY SEGMENTS

     For information on operating revenues, expenses and income for the years ended December 31, 1995, 1994 and 1993, and assets at those dates, relating to the Company's electric, gas and steam operations, see Note I to the financial statements in Item 8.

ELECTRIC OPERATIONS

     ELECTRIC SALES. Electric operating revenues were $5.4 billion in 1995 or 82.5 percent of total Company operating revenues. The percentages were 80.6 and 81.9, respectively, in the two preceding years. Electricity sales in the Company's service area in 1995, including usage by customers served by NYPA and the New York City and Westchester County municipal electric agencies, but excluding off-system sales, increased 0.7 percent from 1994, after increasing 2.0 percent and 3.3 percent, respectively, in the two preceding years. After adjusting for variations, principally weather and billing days, electricity sales volume increased 1.2 percent in 1995, 1.5 percent in 1994 and 1.0 percent in 1993. Weather-adjusted sales represent the Company's estimate of the sales that would have been made if historical average weather conditions had occurred.

    In 1995, 79.9 percent of the electricity delivered in the Company's service area was sold by the Company to its customers, and the balance was delivered to customers of NYPA and municipal electric agencies. Of the Company's sales, 29.3 percent was to residential customers, 66.6 percent was to commercial customers,
2.4 percent was to industrial customers and the balance was to railroads and public authorities.

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

     The sources of electric energy generated and purchased during the years 1991-1995 are shown below:

                            1991    1992    1993    1994    1995
Generated:
  Fossil-Fueled . . . . .  51.4%   42.3%   35.5%   30.9%   30.1%*
  Nuclear (Indian Point 2)  9.8%   20.4%   14.8%   18.4%   10.8%
    Total Generated . . .  61.2%   62.7%   50.3%   49.3%   40.9%
Firm Purchases:
  NYPA  . . . . . . . . .   8.9%    4.8%    6.0%    1.3%    1.3%
  Hydro-Quebec . . . . .    1.9%    2.9%    4.3%    4.8%    5.8%
  IPPs  . . . . . . . . .   1.0%    8.9%   11.9%   12.9%   29.9%
Other Purchases . . . . .  27.0%   20.7%   27.5%   31.7%   22.1%*
Generated & Purchased . .  100%    100%    100%    100%    100%
_____
*Reflects amounts relating to electricity generated for others. See "Gas Conversions" and "Operating Statistics", below.

     For further information about amounts of electric energy generated and purchased, see "Operating Statistics", below. For information about the Company's generating facilities, see Electric Facilities - Generating Facilities" in Item 2. For information about the Company's purchases of electric energy, see "NYPA", "Hydro-Quebec", "Independent Power Producers", "New York Power Pool" and "Gas Conversions", below.

     ELECTRIC PEAK LOAD AND CAPACITY. The electric peak load in the Company's service area occurs during the summer air conditioning season. The 1995 one-hour peak load in the Company's service area (which occurred on August 2, 1995) was 10,805 thousand kilowatts (MW) -- a record for the service area, exceeding the previous record peak of 10,752 MW (which occurred on July 23, 1991). The 1995 peak load included an estimated 9,216 MW for the Company's customers and 1,589 MW for NYPA's customers and municipal electric agency customers. It is estimated that the 1995 peak load was reduced by 28 MW due to curtailable load reduction. The 1995 peak, if adjusted to historical design weather conditions, would have been 10,850 MW, 150 MW higher than the peak in 1994 when similarly adjusted. "Design weather" for the electric system is a standard to which the actual peak load is adjusted for evaluation.

     The capacity resources available to the Company's service area at the time of the system peak in the summer of 1995 totalled (before outages) 14,115 MW, of which 10,489 MW represented net available generating capacity (including the capacity of NYPA's Poletti and Indian Point 3 units) and 3,626 MW represented net firm purchases by the Company and NYPA.

     For a forecast of peak load and capacity, see "Five-Year Forecast", below. For information about the Company's generating, transmission and distribution facilities, see "Electric Facilities" in Item 2. For information about the Company's plans to meet its requirements for electric capacity, see "Liquidity and Capital Resources - Electric Capacity Resources" in Item 7.

     NYPA. NYPA supplies its customers in the Company's service area with electricity from its Poletti fossil-fueled unit in Queens, New York, its Indian Point 3 nuclear unit in Westchester County and other NYPA sources. Electricity is delivered to these NYPA customers through the Company's transmission and distribution facilities, and NYPA pays a delivery charge to the Company. NYPA is contractually obligated to the Company to provide the capacity needed to meet the present and future electricity requirements of its customers, except that upon 17 years' prior notice to the Company, NYPA may elect not to provide for future growth of its customers' requirements. NYPA's Indian

Point 3 unit, after being out of service throughout 1994, was returned to service on June 29, 1995. It remained in service until September 14, 1995, and did not return for the remainder of the year. During these outage periods, NYPA met its capacity requirements from other sources, including firm purchases.

     The Company purchases portions of the output of Poletti and Indian Point 3 on a firm basis. The Company also purchases firm capacity from NYPA's Blenheim-Gilboa pumped-storage generating facility in upstate New York. The Company and NYPA also sell to each other energy on a non-firm basis.

     HYDRO-QUEBEC. The Company has an agreement with NYPA to purchase, through a contract between NYPA and Hydro-Quebec (a government-owned Canadian electric utility), 780 MW of capacity and associated kilowatt-hours of energy each year during the months of April through October until October 31, 1998. The amount and price of a "basic amount" of energy the Company is entitled to purchase each year are subject to negotiation with Hydro-Quebec and approval by the National Energy Board of Canada, a Canadian regulatory agency. However, the capacity commitment is firm and the Company may draw upon the capacity in accordance with the contract even if the energy received by the Company exceeds the basic amount, provided the Company returns the excess energy to Hydro-Quebec during the following November-through-March period. Subject to regulatory approvals, this contract has been extended to cover purchases by the Company of 400 MW of power during the April through October periods of 1999 through 2003.

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

     For information about the Company's contracts with IPPs, see
"Liquidity and Capital Resources - Electric Capacity Resources and Competition" in Item 7 and Note G to the financial statements in Item 8.

     NEW YORK POWER POOL. The Company and the other major electric utilities in New York State, including NYPA, are members of the New York Power Pool. The primary purpose of the Power Pool is to coordinate planning and operations so as to better assure the reliability of the State's interconnected electric systems.

     As a member of the Power Pool, the Company is required to maintain its capacity resources (net generating capacity and net firm purchases) at a minimum reserve margin of 18% above its peak load, and to pay penalties if it fails to maintain the required level. The Company met the reserve requirement in 1995 and expects to meet it in 1996. See "Five-Year Forecast", below.

     MUNICIPAL ELECTRIC AGENCIES. Westchester County and New York City maintain municipal electric agencies to purchase electric energy, including hydroelectric energy from NYPA. The Company has entered into agreements with the County and City agencies whereby the Company is delivering interruptible hydroelectric energy from NYPA's Niagara and St. Lawrence projects to electric customers designated by the agencies. These agreements may be terminated by either party upon either one year's prior notice or, in certain circumstances, upon 10 days' notice. A similar agreement, covering energy from NYPA's Fitzpatrick nuclear plant, provides for termination in 2010. For information on the amount of energy delivered, see "Operating Statistics", below.

     GAS CONVERSIONS. In 1995, the Company, for a fee, generated 3,159,047 MWhrs of electric energy for others using as fuel gas that they provided. This amounted to 7.0% of the electric energy generated and purchased by the Company in 1995. The Company subsequently purchased 2,666,837 MWhrs of such electric energy for sale to its own customers.


GAS OPERATIONS

     GAS SALES. Gas operating revenues in 1995 were $813.4 million or 12.4 percent of total Company operating revenues.
The percentages were 14.0 and 12.9, respectively, in the two preceding years. Gas sales volume to firm customers decreased
2.8 percent in 1995 from the 1994 level. After adjusting for variations, principally weather, firm gas sales volume to these customers increased 0.1 percent. Including sales to interruptible and off-system customers, actual sales volume increased 0.9 percent in 1995.

     Natural gas is delivered by pipeline to the Company and is distributed to customers through the Company's system of distribution mains and services. For information about the Company's gas facilities, see "Gas Facilities" in Item 2.

     Regulatory changes, which have resulted in the unbundling of services in the natural gas industry, enable users of gas to purchase gas directly from suppliers other than their local utility and arrange for (and pay for) its transportation by the appropriate pipeline companies and local utilities. See "Regulation and Rates - Generic Proceedings", below.

     In 1995, 78 large-volume customers (at least 5,000 dekatherms per annum) in the Company's service territory had contracts enabling them to purchase gas directly from other suppliers. Each month 75% or more of these customers purchased their gas for the month from the Company. Beginning in 1996, pending PSC approval, all gas customers, either individually (at least 3,500 dekatherms per annum) or by aggregating their demand with other customers (at least 5,000 dekatherms per annum), will be eligible to purchase gas directly from suppliers other than
the Company.   Regardless of whether the Company's gas customers
purchase gas from the Company or other suppliers, the customers pay the Company for transporting the gas.

     During 1995, the Company entered into off-system sales transactions such as releases of pipeline capacity and bundled sales of gas and ancillary services.

    For information on the quantities of gas sold, transported for others and used by the Company as boiler fuel to generate electricity and steam, see "Operating Statistics" and "Fuel
Supply", below.

     In 1993, the Company established an unregulated subsidiary which markets gas and related services. In 1995, the Company petitioned the PSC to eliminate its territorial restriction which prohibits the subsidiary from marketing gas within the Company's gas service area.

     GAS REQUIREMENTS. Demand for gas in the Company's service area peaks during the winter heating season. The design criteria for the Company's gas system assume severe weather conditions that have not occurred in the Company's service area since 1934. Under these criteria, the Company estimates that the requirements to supply its firm gas customers, together with the minimum amount essential for its electric and steam systems, would amount to 72,900 thousand dekatherms (mdth) of gas during the 1995/96 winter heating season and that gas available to the Company would amount to 91,900 mdth. For the 1996/97 winter, the Company estimates that the requirements would amount to approximately

73,100 mdth and that the gas available to the Company would amount to approximately 91,900 mdth. As of March 20, 1996, the 1995/96 winter peak day sendout to the Company's customers was 739 mdth, which occurred on January 6, 1996. The Company estimates that, under the design criteria, the peak day requirements for firm customers during the 1996/97 winter season would amount to approximately 865 mdth and expects that it would have sufficient gas available to meet these requirements.

     GAS SUPPLY. The Company has contracts for the purchase of firm transportation and storage services with seven interstate pipeline companies. The Company also has contracts with seventeen pipeline and non-pipeline suppliers for the firm purchase of natural gas. The Company also has interruptible gas purchase contracts with numerous suppliers and interruptible gas transportation contracts with interstate pipelines. Based on its current projections of demand and prices for gas and oil, the Company expects for at least the next several years to be able to supply its firm gas customers' requirements, maintain an adequate inventory of storage gas and meet most of the requirements of its large-volume interruptible customers. Gas Operations also purchases gas for the Company's electric and steam generating stations.

STEAM OPERATIONS

     STEAM SALES. The Company sells steam in Manhattan south of 96th Street, mostly to large office buildings, apartment houses and hospitals. In 1995, steam operating revenues were $334.1 million or 5.1 percent of total Company operating revenues. The percentages were 5.4 and 5.2, respectively, in the two preceding years. Steam sales volume decreased 4.1 percent in 1995 from the 1994 level. After adjusting for variations, principally weather, steam sales decreased 1.9 percent.

     STEAM SUPPLY. 55.7 percent of the steam sold by the Company in 1995 was produced in the Company's electric generating stations, where it is first used to generate electricity. For information about the Company's steam facilities, see "Steam
Facilities" in Item 2.

     STEAM PEAK LOAD AND CAPABILITY. Demand for steam in the Company's service area peaks during the winter heating season. The one-hour peak load during the winter of 1995/96 (through March 20, 1996) occurred on February 5, 1996 when the load reached 11.0 million pounds. The Company estimates that for the winter of 1996/97 the peak demand of its steam customers would be approximately 12.4 million pounds per hour under design criteria, which assume severe weather.

     On December 31, 1995, the steam system had the capability of delivering about 13.2 million pounds of steam per hour. This figure does not reflect the unavailability or reduced capacity of generating facilities resulting from repair or maintenance. The Company estimates that, on a comparable basis, the system will have the capability to deliver approximately 13.3 million pounds of steam per hour in the 1996/97 winter.

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

FUEL SUPPLY

     GENERAL. In 1995, 23.4 percent of the electricity supplied to the Company's customers was obtained by the Company through economy purchases of energy produced from a variety of fuels. Of the remaining 76.6 percent, which was either obtained through firm purchases of energy, generated by the Company for its customers, or generated by the Company for others from their fuel and subsequently purchased by the Company (see "Electric Operations", above), oil was used to generate 5.1 percent of the electricity, natural gas 54.0 percent, nuclear power 10.8 percent, hydroelectric power 5.8 percent, and refuse 0.9 percent. The fuel used to produce steam during 1995 was 68.5 percent oil and 31.5 percent natural gas.

     A comparison of the cost, in cents per million Btu, of fuel used by the Company to generate electricity and steam during the years 1991-1995 is shown below:

                            1991   1992   1993   1994   1995
Residual Oil . . . . .       355    345    348    349    348
Distillate Oil . . . .       491    501    499    467    399
Natural Gas  . . . . .       288    285    286    255    197
Nuclear  . . . . . . .        50     43     37     42     51
Weighted Average . . .       281    232    229    215    205

     The Company is prohibited from using fuels that do not conform to the requirements of the New York State air pollution control code and, in the case of its in-City plants, the New York City air pollution control code. In the City, the Company is not permitted to burn coal or to burn residual fuel oil having a sulfur content of more than 0.3 percent.

     RESIDUAL OIL. Based on anticipated consumption rates, the Company has an adequate supply of residual fuel oil for its generating stations and the Company's shares of generating capacity at the Roseton and Bowline Point stations jointly-owned by the Company and other utilities. See "Electric Facilities" in
Item 2. Oil consumption rates vary widely from month to month. The oil burned at Company facilities in 1995, including the Company's shares of generating capacity at Roseton and Bowline Point, totaled 9.6 million barrels. The Company has contracts for oil supply that have staggered termination dates and has options for additional oil supply sufficient to cover all of its expected requirements for residual oil through September 1996. The Company anticipates covering the balance of its 1996 requirements through new contracts, exercise of existing contract options and purchases on the spot market.

     NATURAL GAS. During 1995, the Company burned approximately 119,500 mdth of gas for the production of electricity and steam, including 18,900 mdth attributable to the Company's share of generating capacity at the Roseton and Bowline Point stations and 31,700 mdth of gas provided by others. See "Electric Operations
- Gas Conversions", above. The Company expects to continue to have substantial amounts of gas available in 1996 for the production of electricity and steam for its customers.

     DISTILLATE OIL. The Company's estimated 1996 requirements for distillate oil for gas turbine fuel are about 200,000 barrels. The Company expects to be able to satisfy these requirements through purchases on the spot market.

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

     Contracts for uranium and conversion are in the process of being negotiated. The uranium supply provided under these contracts, together with the supply the Company has already purchased, will be sufficient for the planned 1997 refueling of Indian Point 2. Arrangements are expected to be completed in 1996 for the additional uranium supply required for the expected 1999 refueling of Indian Point 2. The Company has a contract covering its expected requirements for fuel fabrication services through 2001. A new contract for fuel fabrication services, is in the process of being negotiated. This contract would cover all of the Company's requirements for fuel fabrication services through the expiration of Indian Point 2's operating license in 2013. The Company has contracts covering most of its requirements for uranium enrichment services through 2013.

     Under the Energy Policy Act of 1992, the DOE is to collect a special annual assessment, for a period of 15 years, from utilities that have purchased enriched uranium from the DOE. The assessments are to be used to pay a portion of the costs to decontaminate and decommission DOE's gaseous diffusion facilities used to enrich uranium for commercial and defense purposes. The Company has paid assessments attributable to Indian Point Units 1 and 2 for 1993 through 1996. The 1996 assessment was approximately $2.6 million. Future amounts are subject to review and adjustment for inflation. The Company's liability at December 31, 1995 for future installments of this assessment is $28.9 million, of which $26.2 million is classified as non-current. The Company is recovering these costs through its electric fuel adjustment clause.

     Under normal operating conditions, scheduled refueling and maintenance outages are generally required for Indian Point 2 after each cycle of approximately 22 months of operation. A scheduled refueling and maintenance outage commenced on February 4, 1995 and ended on June 6, 1995. Mid-cycle inspection and maintenance outages may also be required from time to time.

     See "Nuclear Decommissioning" in Note A to the financial statements in Item 8.

     The Company is one of twelve utilities participating in plans to license and build an interim, commercial, spent nuclear fuel storage facility by 2002 on lands under the jurisdiction of the Mescalero Apache Tribe in New Mexico. It is expected that each participating utility will contribute approximately $1 million for engineering, licensing and legal studies for the preparation of a license submittal to the Nuclear Regulatory Commission by the first quarter of 1997. Thereafter, each participating utility will have an opportunity to decide whether or not to continue its participation in this project. See "Liquidity and Capital Resources -- Nuclear Fuel Disposal" in
Item 7.

     The Company has arranged for the disposal of low-level radioactive wastes (LLRW) generated at Indian Point 1 and 2 at a licensed disposal facility near Barnwell, South Carolina which is currently accepting LLRW for permanent disposal. Under a 1985 Federal law, by January 1996 New York State was to provide for permanent disposal of the Company's LLRW. The Company will be capable of providing such on-site storage of LLRW as may be required until New York State establishes a storage facility or adopts some other LLRW management method.

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

     ELECTRIC, GAS and STEAM RATES. The Company's rates are among the highest in the country. For additional information about the Company's rates, see "Liquidity and Capital Resources - 1992 Electric Rate Agreement, 1995 Electric Rate Agreement and Gas and Steam Rate Agreements" in Item 7.

     In 1994, a controversy arose over the rates the Company charges to religious organizations. State law requires electric and gas utilities to charge religious organizations rates that do not exceed those charged to residential customers. Due mainly to the complexity of the Company's rates, a significant number of religious institutions, for the most part small store-front type accounts, had been served under generally higher commercial rates. In December 1994, the Company and the Attorney General executed a settlement under which the Company admitted no wrongdoing but agreed to provide refunds amounting to $5 to $6 million to affected religious organizations and transfer affected customers to the appropriate rates. In a related matter, seven customers, each stating that it is a church, have sued the Company in Federal court. Each plaintiff claims that it has operated as a religious organization and has been charged commercial rates for electric service. The plaintiffs are seeking $500 million for the class members in this purported class action. The Company is opposing plaintiffs' motion for class certification and the Company has made a motion for summary judgment.

     GENERIC PROCEEDINGS.  See "Liquidity and Capital Resources -
Competition - PSC Proceeding" in Item 7. A PSC order in this proceeding is expected during the second quarter of 1996.

     In 1991, the PSC initiated a proceeding to review the financial policies it uses to set utility rates. In May 1993, the Company agreed with the PSC staff, the other New York State electric and gas utilities and intervenors that the PSC should establish an "A" bond rating as the appropriate financial integrity target in order to give utilities needed access to financial markets on reasonable terms. Under this agreement, no action would be taken to reduce the rating of utilities above the "A" level unless the PSC found that the higher rating was inconsistent with the public interest. In June 1993, the utilities, the PSC staff and one intervenor in this proceeding agreed to a new method of calculating the cost of common equity in rate cases. The new method is less volatile because it is less sensitive to changes in interest rates than the method the PSC traditionally has used. In July 1994, the Administrative Law Judges issued a recommended decision. The judges generally accepted the parties' resolution of financial integrity issues, but rejected the agreement on the method of calculating the cost of common equity. Instead, the judges recommended their own method, which is more sensitive to changes in interest rates than the method agreed to with the PSC staff and the intervenor. A PSC decision, which was expected in 1995, has not yet been issued.

     For several years the PSC has required utilities to favor demand side resources in evaluating the cost-effectiveness of such resources by deeming their cost to be reduced by savings from avoiding adverse environmental impacts ("externalities"). Currently, the required reduction is 1.6 cents per kilowatt-hour. In 1992, the PSC instituted a proceeding to reexamine the appropriate value for externalities. Consideration is being given to the application of externalities to supply side resources and the use of environmental (as opposed to economic) dispatch. In 1995, the Administrative Law Judge recommended that the PSC discontinue the use of externalities in demand-side management programs and reject proposals to expand the use of externalities to supply-side resources. The PSC has not yet issued a decision, but an adverse decision could significantly increase electric rates. In a separate proceeding, the Company, together with other members of the New York Power Pool, entered into a settlement agreement under which the utilities would procure about 300-400 MW of renewable resources provided that these resources could be obtained at an acceptable price. The settlement agreement was "approved" by the PSC except that the PSC expanded the Company's obligations to purchase electric capacity. As a result of the PSC's actions, the Company and other NYPP members withdrew from the settlement agreement because they believe that the PSC's substantial modification of the agreement constitutes rejection of the agreement. In May 1995, the utilities filed a motion with the PSC to terminate the proceeding, to vacate the order approving the settlement, and to declare the settlement void. The utilities also filed a state court appeal, which has been stayed pending a PSC decision on the utilities' motion.

     In late 1993, the PSC instituted a proceeding to examine the impact of the emerging competitive gas market on gas utility rates and services. In particular, the PSC wanted to explore the impact of "unbundling" of sales and transportation services by interstate pipeline companies pursuant to FERC Order 636. In December 1994, the PSC issued an order establishing regulatory policies and guidelines for gas utilities regarding the pricing and provision of bundled and unbundled sales and transportation services. An August 1995 order required utilities to reflect these policies in a compliance filing. The Company has made the required compliance filing and has proposed a performance-based gas purchase mechanism to be effective April 1, 1996. The Commission has announced that it is readying an order that requires the Company to implement its filing with Commission-imposed modifications within 30 days of the order's issuance.

     STATE ENERGY PLAN. In October 1994, the New York State Energy Planning Board, released its most recent State Energy Plan. The Plan is designed to provide "an intelligent framework for evaluating the proper course for energy policy, environmental protection and economic development. . . to assure that New Yorkers will have a safe, affordable and reliable supply of energy that will promote future economic growth and protect our environment." Under New York State law, any energy-related decisions of State agencies must be reasonably consistent with the Plan.

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

ENVIRONMENTAL MATTERS AND RELATED LEGAL PROCEEDINGS

    GENERAL. During 1995, the Company's capital expenditures for environmental protection facilities and related studies were approximately $26 million. The Company estimates that such expenditures will amount to approximately $42 million in 1996 and $40 million in 1997. These amounts include capital expenditures in 1996 and 1997 required to comply with the consent decree discussed under "Environmental Matters - DEC Settlement" in Note F to the financial statements in Item 8.

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

     The flue gases from oil combustion furnaces, including the Company's generating stations as well as home heating furnaces, contain microscopic particles of ash and soot. Some chemical constituents of these particles have been designated as "Hazardous Air Pollutants" under the Clean Air Act Amendments of 1990. Utility boilers are exempt from regulation as sources of hazardous air pollutants until the United States Environmental Protection Agency (EPA) completes a study of the hazards to public health reasonably anticipated to occur as a result of emissions by electric generating units. In 1995, the EPA issued a draft report regarding the study. The draft report contains no conclusions concerning the need for control of hazardous air pollutants from utility facilities.

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

     The DEIS process affords the Company and other interested parties the opportunity to submit comments and suggest changes to the draft regulations. Upon completion of the DEIS, the DEC may propose regulations for adoption. If the DEC proposes regulations in their current draft form and they are adopted, the regulations could require the retirement of many of the Company's in-City electric generating units earlier than planned, starting in the year 2000. The Company and the New York Power Pool will oppose adoption of any regulations that would impose unreasonable standards of performance on electric generating units or require the premature retirement of such units. The Company is unable to predict the final form of the regulations or whether the DEC will ultimately adopt such regulations.

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

EMPLOYEES

     The Company had 16,582 employees on December 31, 1995. Approximately two-thirds of the employees are represented by a union whose collective bargaining agreement with the Company expires on June 22, 1996. An additional 2.3 percent of the employees are represented by another union whose collective bargaining contract expires on June 21, 1997.

RESEARCH AND DEVELOPMENT

     For information about the Company's research and development costs, see Note A to the financial statements in Item 8.

OPERATING STATISTICS
===============================================================================================
Year Ended December 31                     1995        1994        1993        1992        1991
-----------------------------------------------------------------------------------------------
ELECTRIC Energy Generated
  Purchased and Sold (MWhrs):
    Generated (a)                    18,436,798  20,419,828  20,079,995  24,157,503  23,989,334
    Purchased from Others (a)        26,700,594  21,036,437  19,813,654  14,360,373  15,238,100
      Total Electric Energy
        Generated and Purchased      45,137,392  41,456,265  39,893,649  38,517,876  39,227,434

    Less:
       Electric energy supplied
         without direct charge               71          73          74          75          74
       Electric energy used by
         Company (b)                    165,934     134,940     183,903     173,834     157,079
       Distribution losses and
         other variances              2,977,547   2,762,315   2,863,828   2,781,046   2,786,547

        Total Electric Energy
          Sold (c)                   41,993,840  38,558,937  36,845,844  35,562,921  36,283,734

Electric Energy Sold (MWhrs):
    Residential                      10,848,648  10,660,148  10,512,496   9,845,397  10,380,814
    Commercial and Industrial        25,492,489  25,511,974  25,118,125  24,680,600  24,930,864
    Railroads and Railways               47,482      47,289      49,542      50,934      46,726
    Public Authorities                  569,749     554,753     560,836     542,358     531,272
       Total Sales to Con
         Edison Customers            36,958,368  36,774,164  36,240,999  35,119,289  35,889,676
    Delivery Service to
      NYPA Customers and Others       8,855,790   8,773,155   8,441,624   8,187,292   8,241,174
    Service for Municipal
      Agencies                          456,728     413,893     361,854     287,489     681,791
       Total Sales in
         Franchise Area              46,270,886  45,961,212  45,044,477  43,594,070  44,812,641
    Off-System Sales (a) (d)          5,035,472   1,784,773     604,845     443,632     394,058

Average Annual kWhr Use Per
  Residential Customer (e)                4,188       4,136       4,104       3,872       4,116

Average Revenue Per kWhr
  Sold (cents):
    Residential (e)                        16.1        15.8        16.0        15.0        14.7
    Commercial and Industrial (e)          12.5        12.2        12.6        12.0        11.9


(a)  Amount generated in 1995 includes 3,159,047 MWhrs generated for others, which is also included in
     1995 off-system sales.  Amounts purchased in 1995 includes 2,666,837 MWhrs of such electric energy subsequently purchased by the Company.  See "Electric Operations - Gas Conversions", above.

(b)  1995, 1993, 1992 and 1991 electric energy used by the Company includes MWhrs of 436, 29,233,
     30,859 and 9,354 supplied to NYPA.  Electric energy used by the Company in 1994 includes
     21,275 MWhrs received from NYPA.

(c)  Includes off-system sales.

(d)  1995, 1994, 1993, 1992 and 1991 include MWhrs of 2,825, 350, 2,142, 52,929 and 4,982 which were sold to NYPA and are also included in the Delivery Service to NYPA.

(e)  Includes Municipal Agency sales.

OPERATING STATISTICS
===============================================================================================
Year Ended December 31                 1995         1994         1993         1992         1991
-----------------------------------------------------------------------------------------------
GAS (Dth) (a):
  Purchased (b)                 217,269,541  208,328,267  214,719,241  221,181,200  222,730,835
  Storage - net change            9,469,767   (4,410,363)     222,559      752,561   (2,691,256)
    Used as boiler fuel
      at Electric and Steam
      Stations (b)             (110,761,124) (92,680,221)(108,153,436)(116,951,577)(121,773,852)
    Gas Purchased for Resale    115,978,184  111,237,683  106,788,364  104,982,184   98,265,727

  Less:
     Gas used by Company            237,688      221,715      203,793      153,537      150,387
     Off-System Sales & NYPA (c)  4,887,971         --           --           --           --
     Distribution losses and
       other variances            4,655,387    2,443,486    3,998,234    3,856,836    5,563,386

      Total Gas Sold            106,197,138  108,572,482  102,586,337  100,971,811   92,551,954

Gas Sold (Dth) (a)
  Firm Sales
    Residential                  51,702,329   53,981,416   52,624,331   52,626,406   46,200,725
    General                      39,021,997   39,365,003   37,214,994   36,656,433   33,539,780
      Total Firm Sales           90,724,326   93,346,419   89,839,325   89,282,839   79,740,505
  Interruptible Sales            15,472,812   15,226,063   12,747,012   11,688,972   12,811,449
      Total Sales to Con
        Edison Customers        106,197,138  108,572,482  102,586,337  100,971,811   92,551,954
  Transportation of Customer-
    Owned Gas                    30,361,189   18,369,501   20,891,649   25,448,441   26,823,303
  Off-System Sales                3,376,375         --           --           --           --
      Total Sales and
        Transportation          139,934,702  126,941,983  123,477,986  126,420,252  119,375,257

Average Revenue Per Dth Sold (a):
  Residential                        $ 9.43       $ 9.85       $ 9.27       $ 8.41       $ 8.76
  General                            $ 6.38       $ 7.05       $ 6.71       $ 6.03       $ 6.07



STEAM Sold (Mlbs):               29,425,780   30,685,155   29,394,335   29,381,922   28,531,067

Average Revenue per Mlbs Sold        $11.35       $11.10       $11.06       $10.63       $10.45

Customers - Average for Year
  Electric                        2,994,447    2,980,026    2,964,716    2,950,614    2,938,201
  Gas                             1,034,784    1,031,675    1,028,048    1,026,546    1,027,933
  Steam                               1,945        1,964        1,973        1,970        1,975


(a) Does not include amounts for the Company's gas marketing subsidiary.  See "Gas Operations -
    Gas Sales", above.

(b) Includes 31,706,551 Dth provided by others.  See "Electric Operations - Gas Conversions", above.

(c) Includes 1,305,730 Dth for balancing transactions with NYPA.


FIVE-YEAR FORECAST

This page and the next page show actual 1995 amounts for certain operating and financial data and the Company's forecasts of such data for the years 1996 through 2000.  Footnotes appear on the next page.  The forecast data (i) are forward-looking statements,
(ii) are estimates and not statements of fact, (iii) were developed by the Company, based on information available on or shortly after December 31, 1995, including information and estimates provided by others, (iv) have not been reviewed and reported on by the
Company's independent accountants and (v) are subject to, and may be rendered materially inaccurate by, future events.  Important factors that could cause actual results to differ materially from the forecast data include weather variations, changes in national, regional, or local economic conditions or trends, changes in laws, regulations or regulatory policies, developments in legal or public policy doctrines, technological developments and other presently unknown or unforeseen factors. See "Liquidity and Capital
Resources - Competition; 1995 Electric Rate Agreement - Return on Equity and Equity Ratio and  Modified ERAM; Clean Air Act
Amendments; Nuclear Fuel Disposal; and Impact of Inflation" in Item 7 and Notes A and F to the financial statements in Item 8.

                                                Actual         Forecast  Forecast  Forecast  Forecast  Forecast
                                                 1995            1996      1997      1998      1999     2000


ENERGY SALES (a)

Electric - millions of kilowatthours
   Con Edison customers:
      Total before DSM (b)                                      40,326   40,965   41,578    42,142   42,976
      DSM (c)                                                   (3,307)  (3,649)  (3,960)   (4,283)  (4,607)
      Net Con Edison Customers                  36,958          37,019   37,316   37,618    37,859   38,369
   NYPA customers (d)                            8,856           9,057    9,164    9,322     9,461    9,501
   Municipal Electric Agencies (e)                 457             474      490      580       580      580
         Total Service Area                     46,271          46,550   46,970   47,520    47,900   48,450

Gas - firm customers (f)
    (thousands of dekatherms)                   90,724          96,500   97,600   99,500   101,000  103,600

Steam (millions of pounds)                      29,426          29,700   29,980   29,990    29,900   30,000


PEAK LOAD (g)

Electric - peak hour load - megawatts
   Con Edison customers:
      Total before DSM (b)                                      10,236   10,438   10,640   10,858    11,058
      Load Modification Programs (h)               (i)             (25)     (40)     (50)     (75)     (100)
      DSM (j)                                                     (969)  (1,082)  (1,176)  (1,270)   (1,362)
      Net Con Edison Customers                   9,216           9,242    9,316    9,414    9,513     9,596
   NYPA customers (d)                            1,543           1,610    1,640    1,660    1,690     1,710
   Municipal Electric Agencies (e)(k)               46              73       89      111      117       119
         Net Service Area Peak Load             10,805(l)       10,925   11,045   11,185   11,320    11,425

Gas - firm customers (m)
    (thousands of dekatherms per day)              739             865      885      900      920       940

Steam (millions of pounds per hour)(n)            11.0            12.4     12.4     12.4     12.4      12.4


CAPABILITY

Electric (net megawatts at summer peak)
    Con Edison generation                        8,589           8,582    8,452    8,452    8,452     8,452
    Firm purchases - IPPs (o)                    1,796           1,984    2,024    2,053    2,053     2,053
    Firm purchases - Short-term capacity           400               0        0        0        0       295
    Firm purchases - NYPA & Hydro-Quebec (p)     1,113           1,113    1,113    1,113      733       525
         Con Edison capacity resources          11,898          11,679   11,589   11,618   11,238    11,325
    Capacity for NYPA customers(d)               2,217           2,210    2,217    2,243    2,250     2,460
         Total Service Area                     14,115          13,889   13,806   13,861   13,488    13,785

Gas - firm supply
     (thousands of dekatherms per day)             909             909      939      939      939       969

Steam (millions of pounds per hour)               13.2            13.3     13.3     13.3     13.3      13.3

                                                Actual      Forecast  Forecast   Forecast   Forecast  Forecast    Forecast
                                                 1995         1996      1997       1998       1999      2000    5 Year Total
CAPITAL REQUIREMENTS AND MATURING SECURITIES
                                                                  (millions of dollars)
Construction Expenditures
     Electric                                    $456         $431      $422       $382       $389      $407     $2,031
     Gas                                          110          108       101        101         99        98        507
     Steam                                         28           31        30         26         27        15        129
     Common                                        99          108       118        102         85        80        493
     Total Construction Expenditures (q)          693          678       671        611        600       600      3,160

Enlightened Energy program - net                  (26)         (15)      (33)       (45)       (51)      (55)      (199)
Power contract termination costs - net (r)        (55)         (31)      (39)        (6)         -         -        (76)
Nuclear decommissioning trust (s)                  19           21        21         21         21        21        105
Nuclear fuel expenditures                          13           24        44         61         14        58        201
Investment in gas marketing subsidiary              2           10        10          -          -         -         20
     Subtotal                                     646          687       674        642        584       624      3,211

Retirements of Long-Term Debt (t)                  11          184       106        200        225       275        990

     Total                                       $657         $871      $780       $842       $809      $899     $4,201

PRINCIPAL NON-CASH CHARGES AND CREDITS TO INCOME
     (million of dollars)

Book depreciation and amortization                456          482       504        524        536       520      2,566
Amortization of nuclear fuel                       20           31        27         32         30        38        158
Deferred taxes                                     78           60        51         34         57        29        231
Deferred Investment Tax Credits                    (9)          (9)       (9)        (9)        (9)       (9)       (45)
Allowance for equity and borrowed
  funds used during construction                    6            5         7          7          9         5         33

--------------------------------
FOOTNOTES TO FIVE-YEAR FORECAST
(a)  Forecasts for 1996-2000 assume normal weather conditions.
(b)  Does not include off-system sales.
(c)  For 1996-2000, this represents anticipated sales reduction resulting from Company sponsored demand side management and non-rebate induced conservation, cumulative since 1990.
(d)  See "Electric Operations - NYPA," above.
(e)  See "Electric Operations - Municipal Electric Agencies", above.
(f)  In addition, actual sales to interruptible gas customers in 1995 amounted to 15,473 thousands of dekatherms.  Off-system sales in 1995 amounted to 3,376 thousands of dekatherms.  See "Gas Operations - Gas Sales", above.
(g)  Forecasts for 1996-2000 assume design weather conditions.
(h)  For 1996-2000, this represents anticipated load reduction resulting from the Company sponsored curtailable electric service and real time pricing programs.
(i)  At 1995 peak, an estimated 28 MW of load reduction resulted from the Company sponsored curtailable electric service program.
(j)  For 1996-2000, this represents anticipated load reduction resulting from Company sponsored demand side management and non-rebate induced conservation, cumulative since 1990.
(k)  Includes electric demand of economic development customers.
(l)  At design weather conditions, the 1995 peak electric load would have been 10,850 MW.
(m)  Reflects the gas supply year which begins on November 1 of each calendar year shown.  "Actual" peak day demand shown for 1995 is preliminary and assumes that peak day demand for the period occurred prior to March 20, 1996.
(n)  Reflects the winter season beginning in the year shown.  "Actual" peak steam demand shown for 1995 assumes that peak day demand for the winter occurred prior to March 20, 1996.
(o)  See "Liquidity and Capital Resources - Electric Capacity Resources and
     Competition" in Item 7 and Note G to the financial statements in Item 8.
(p)  See "Electric Operations - NYPA and Hydro-Quebec", above.
(q)  Assumes cost escalation at an average annual rate of 4.0 percent throughout the forecast period.
(r)  See "Liquidity and Capital Resources - 1995 Electric Rate Agreement - IPP Termination Costs" in Item 7.
(s)  See Note A to the financial statements in Item 8 for discussion of nuclear decommissioning costs.
(t)  Does not reflect refundings in advance of maturity.

ITEM 2.  PROPERTIES

     At December 31, 1995, the capitalized cost of the Company's utility plant, net of accumulated depreciation, (and excluding
$85.2 million of nuclear fuel assemblies) was as follows:

                         Net Capitalized Cost     Percentage of
Classification          (millions of dollars)   Net Utility Plant
In Service:
   Electric:
     Generation                $ 1,808.3                   17%
     Transmission                1,135.6                   11%
     Distribution                4,999.7                   47%
   Gas                           1,199.2                   11%
   Steam                           389.0                    4%
   Common                          820.7                    7%
Held For Future Use                 16.2                    -
Construction Work in Progress      360.5                    3%
Net Utility Plant              $10,729.2                  100%

ELECTRIC FACILITIES

     GENERATING FACILITIES. As shown in the following table, at December 31, 1995, the Company's net maximum generating capacity (on a summer rating basis) was 8,533 MW, without reduction to reflect the unavailability or reduced capacity at any given time of particular units because of maintenance or repair or their use to produce steam for sale. For information about the electric energy purchased by the Company, see "Electric Operations" in
Item 1.

Generating      Net Generating Capacity   Percentage of Electric
Stations         at December 31, 1995     Energy Generated and
               (Megawatts-Summer Rating)  Purchased in 1995*
Fossil-Fueled
Ravenswood (3 Units)      1,742                 7.1%
Astoria (3 Units)         1,075                10.3%
Arthur Kill (2 Units)       826                 2.3%
East River (3 Units)        430                 1.6%
Bowline Point (2 Units)
  - two-thirds interest     803                 4.3%
Roseton (2 Units)
  - 40% interest            482                 1.4%
Other (5 Units)             231                 1.8%
  Subtotal                5,589                28.8%
Nuclear - Indian Point      931                10.8%
Gas Turbines (39 Units)   2,013                 1.3%
  Total                   8,533                40.9%

* Reflects amounts relating to electricity generated for others.
See "Electric Operations - Gas Conversions" in Item 1.

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

     The Company's electric and steam generating stations are held in fee with the following exceptions: (i) Orange and Rockland Utilities, Inc. ("O&R") has a one-third interest and the Company has a two-thirds interest as tenants in common in the Bowline Point station, which is operated by O&R; (ii) Central Hudson Gas & Electric Corporation ("Central Hudson") has a 35 percent interest, Niagara Mohawk Power Corporation ("Niagara Mohawk") has a 25 percent interest and the Company has a 40 percent interest as tenants in common in the Roseton station (which is operated by Central Hudson), with Central Hudson having the right to acquire the Company's interest in 2004; and (iii) the Company leases from trusts in which it owns the remainder interests certain gas turbine generating facilities of which the Company can assume direct ownership upon expiration of the leases in 1996 and 1997.

     TRANSMISSION FACILITIES. The Company has transmission interconnections with Niagara Mohawk, Central Hudson, O&R, New York State Electric and Gas Corporation, Connecticut Light and Power Company, Long Island Lighting Company, NYPA and Public Service Electric and Gas Company. The Company's transmission facilities are located in New York City and Westchester, Orange, Rockland, Putnam and Dutchess counties in New York State.

       At December 31, 1995, the Company's transmission system had approximately 432 miles of overhead circuits operating at 138, 230, 345 and 500 kilovolts and approximately 378 miles of underground circuits operating at 138 and 345 kilovolts. There are approximately 267 miles of radial subtransmission circuits operating at 138 kilovolts. The Company's 15 transmission substations, supplied by circuits operated at 69 kilovolts and above, have a total transformer capacity of 15,632 megavolt amperes.

     At December 31, 1995, the transmission capacity to receive power from outside New York City to supply in-City load during the summer peak period was 4,915 MW. The 1995 one-hour peak load in the Company's service area was 10,805 MW, of which 9,476 MW was for use within the City. See "Electric Operations - Electric Peak Load and Capacity" in Item 1. In-City load in excess of transmission capacity must be supplied by in-City generating stations. See "Generating Facilities", above.

     DISTRIBUTION FACILITIES. The Company owns various distribution substations and facilities located throughout New York City and Westchester County. At December 31, 1995, the Company's distribution system had 294 distribution substations, with a transformer capacity of 20,305 megavolt amperes, 32,255 miles of overhead distribution lines and 86,647 miles of underground distribution lines.

GAS FACILITIES

     Natural gas is delivered by pipeline to the Company at various points in its service territory and is distributed to customers by the Company through approximately 4,200 miles of mains and 359,000 service lines. The Company owns a natural gas liquefaction facility and storage tank at its Astoria property in Queens, New York. The plant can store approximately 1,000 mdth of which a maximum of about 250 mdth can be withdrawn per day. The Company has about 1,230 mdth of additional natural gas storage capacity at a field in upstate New York, owned and operated by Honeoye Storage Corporation, a corporation in which the Company and two neighboring utilities own a controlling interest.

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

THE COMPANY MORTGAGE

     Substantially all the properties and franchises of the Company, other than expressly excepted property, are subject to the liens securing the Company's First and Refunding Mortgage Bonds and the mortgage bonds of acquired companies. As of December 31, 1995, $176.5 million aggregate principal amount of such mortgage bonds remained outstanding, of which $100 million was paid at maturity in January 1996 and $75 million is scheduled to mature in December 1996. The Company has not issued mortgage bonds since 1974.


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

     In March 1995, the EPA, de minimis PRPs, large private party PRPs, large federal agency PRPs and Kentucky entered into a settlement agreement with respect to the costs of the cleanup program. Subject to court approval, the settlement agreement is to be implemented pursuant to a consent decree. The Company has agreed to be responsible for approximately 2.2 percent of the costs allocable to the large private party PRPs. The large private party PRPs have agreed to implement phase one of the program and any corrective actions required, during the ten years following completion of phase one, to meet the performance standards established in the ROD, and to share the costs of those activities with the large Federal agency PRPs. Also, if during this ten-year period the EPA determines that horizontal flow barriers are required, the large party PRPs will be required to share the cost of such barriers. The large party private PRPs are not responsible for any costs after the ten year period expires. Kentucky will implement and fund the phase two program. The Company's share of the cleanup costs is estimated to be about $500,000. In addition, if horizontal flow barriers are required, depending on their extent, the Company would be obligated to pay an estimated $10,000 to $100,000.

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

     On September 30, 1991, the EPA issued a Unilateral Administrative Order which required the Company and three other PRPs to commence a soil cleanup of this site pursuant to the EPA's Record of Decision, dated June 28, 1991. This soil cleanup has been completed. The EPA has required additional groundwater studies to determine whether the soil cleanup reduced or eliminated the groundwater contamination detected during the site study referred to above. The Company's estimate of the cost of the additional groundwater studies is $400,000. The EPA has only designated five PRPs for this site and, as a result, the Company will be expected to pay a major share of the cleanup costs.

     METAL BANK OF AMERICA SITES. The EPA advised the Company by letter dated October 26, 1987 that it has reason to believe that the Company was a supplier of used transformers to Metal Bank of America Inc.'s recycling sites in Philadelphia during the late 1960s and thereafter. One of the sites has been placed on the EPA's national priority list under Superfund as a result of a leak in a storage tank containing PCBs. The EPA alleges that PCBs have been found in the ground water, soils and in the sediments of the adjoining Delaware River. The Company has provided the EPA with documents which indicate that the Company sold approximately 81 scrap transformers to a broker who, in turn, delivered them to the site. Under a steering committee ("PRP Group") participation agreement, the Company is responsible for 1.48% of the expense of the remedial investigation and feasibility study, which has been completed under an EPA administrative consent order. The Company's share of the cost of the study was about $80,000. In July 1995, EPA issued its proposed site cleanup plan for public comment. EPA's proposed plan calls for other things, the removal and disposal of PCB and TPH-contaminated sediments, the construction of a sheet pile wall along the site's shoreline area, and the removal and off-site disposal of various site soils that contain 25 ppm or more of PCB and/or 10,000 ppm or more of total petroleum hydrocarbons

("TPH"). Although EPA estimated the cost of its plan at about $17.2 million, the PRP Group believes that the plan could cost as much as $28.8 million to implement and has requested EPA to reconsider various aspects of the plan, including the 10,000 ppm TPH cleanup standard and off-site disposal requirement for soil located in the southern portion of the site.

     NARROWSBURG SITE. In 1987, the New York State Attorney General notified the Company that he has evidence that the Company is a PRP under Superfund for hazardous substances that have been released at the Cortese landfill in Narrowsburg, Sullivan County, New York. The Cortese landfill is listed on the EPA's national priorities list. Company records indicate that drums containing non-nuclear waste were shipped from Indian Point to the Cortese landfill for disposal. The Attorney General has commenced an action under Superfund in the United States District Court for the Southern District of New York against the Cortese site owner and operator and SCA Services, an alleged transporter of hazardous substances to the site. On January 17, 1989, SCA Services commenced a third-party action for contribution against the Company and five other parties whose chemical waste was allegedly disposed of at the site. In 1990, SCA served a second amended third-party complaint in which it sued the Company and 27 other third-party defendants for contribution. The Company and SCA Services have reached a settlement of the third-party action under which the Company's sole responsibility will be to pay 6% of the first $25 million of remedial costs at the site. SCA Services has agreed to indemnify the Company for any other remedial costs that it has to pay. The EPA recently selected an estimated $12 million cleanup program for the site. SCA, the Company and various other third-party defendants with which SCA settled entered into a Consent Decree under which they agree to implement the cleanup program, to pay the EPA's oversight costs for the site and to pay approximately $220,000 for natural resource damages. The Consent Decree has been filed with the United States District Court for the Southern District of New York, but cannot be entered and approved by the court until it has been published for public comment as required under Superfund.

     CARLSTADT SITE. On August 20, 1990, the Company was served with a third-party complaint in a Superfund cost contribution action for a former waste solvent and oil recycling facility located in Carlstadt, New Jersey. The complaint, which is pending before the United States District Court for the District of New Jersey, alleges that the Company shipped 120,000 gallons of waste oil to this site and that the Company is one of several hundred parties who are responsible under Superfund for the study and cleanup of the facility. The plaintiffs in the action, which include a group of former customers of the facility, have completed a $3 million remedial investigation and feasibility study for the site. Plaintiffs estimate that 7 to 15 million gallons of waste solvents and oil were recycled at the site and based on this estimate, the Company's share of the cleanup costs would be about one percent. The costs of the cleanup alternatives that were evaluated in the remedial investigation and feasibility study range from $8 million to $321 million. In 1990, the EPA selected an interim remedy to control release from the site while the EPA evaluates and develops a final cleanup remedy. The interim remedy called for, among other things, the construction of a slurry wall around the site and an infiltration barrier over the site. EPA estimated that the interim remedy would cost about $3 million to implement. Plaintiffs claim that the interim remedy cost $10 million to complete.

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

     In February 1991, the EPA and the NJDEPE proposed a $30 million interim remedy for the site. This remedy calls for the installation of gas and leachate collection and treatment systems at the landfill and the construction of an impervious cover over the landfill (Phase I). It also calls for further studies to determine the alternatives for addressing groundwater and wetlands contamination in the vicinity of the landfill (Phase
II). In March 1991, the NJDEPE served the Company with a second Spill Act Directive that requires the Company and the other members of the PRP Group to pay for the implementation of the Phase I remedy for the site. The PRP Group entered into a Consent Decree with the NJDEPE under which they agreed to implement the Phase I remedy with partial funding to be provided by the NJDEPE. The Company's share of the cost is estimated at $150,000.

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

     ECHO AVENUE SITE. In December 1987, the DEC classified the Company's former Echo Avenue Substation Site in New Rochelle, New York as an "Inactive Hazardous Waste Disposal Site." The basis for this classification was the presence of PCBs in the soil and in the buildings on the site. Although the Company has cleaned up the PCBs on the site, the DEC requires a thorough site survey before it will remove the site from the Inactive Hazardous Waste Disposal Site list. Under a consent order with the DEC a new site survey was done and remedial action taken. The cost to the Company of this additional work was $213,000. The Company demolished its building on this site, and expects to incur approximately $1 million in additional cleanup expenses.

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

     PCB TREATMENT, INC., SITES. On September 30, 1994, the Company received a letter from the EPA indicating that it had been identified as a PRP for the PCB Treatment, Inc. ("PTI") Sites in Kansas City, Kansas and Kansas City, Missouri. The sites--a vacant, five-story building at 45 Ewing Street (K.C., Kansas) and a partially-occupied, seven-story building at 2100 Wyandotte Street (K.C., Missouri)-- were used by PTI from 1982 until 1987 for the storage, processing, and treatment of PCB-containing electric equipment, dielectric oils, and materials. According to the EPA, the buildings' floor slabs and ceilings and the soil areas outside the buildings' loading docks are contaminated with PCBs. The EPA estimates that approximately 1,400 facilities shipped materials to the sites.

     On October 21, 1994, the EPA held a PRP meeting for the sites and requested the PRPs to form a steering committee and to consider conducting a cleanup program for the sites under the auspices of the Toxic Substances Control Act, or failing that, performing a Superfund cleanup for the sites. At the meeting, the EPA provided the Company with waste manifests and other documents indicating that the Company was responsible for 141,090 pounds (about 0.7%) of the approximately 20.3 million pounds of PCB-containing equipment, oil, and materials that PTI records (which the EPA had obtained) indicate were shipped to the 2100 Wyandotte Street Site. In August 1995, EPA served Superfund information requests on the known PRPs for the sites. The Company's investigation indicates that it shipped approximately 110,390 pounds of PCB-containing equipment and 96,000 pounds of PCB-contaminated mineral oil to the 2100 Wyandotte Street site. It shipped approximately 2.63 million pounds of PCB-containing equipment to the 45 Ewing Street site for processing prior to the equipment's disposal at off-site facilities. The EPA is still reviewing the PRPs' responses to the information requests and has not yet issued a waste-in list for the 45 Ewing Street site or revised its waste-in list for the 2100 Wyandotte Street site. Accordingly, the Company's share of the cleanup costs for these sites can not be determined. In September 1995, EPA met with PRPs and requested them to conduct additional studies at the sites under an administrative consent order. The Company and several other site PRPs are forming a steering committee for the purpose of negotiating the administrative consent order with EPA and performing the studies. PRPs that are government agencies are expected to join into that order and help fund the studies.

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

     ASTORIA SITE. The Federal Resource Conservation and Recovery Act delegates to the states licensing authority for PCB storage. As a condition to renewal by the DEC of the Company's permit to store PCBs at the Company's Astoria generating station, the Company is required to conduct a site investigation and, where necessary, a remediation program. The site investigation commenced in April 1994 and is scheduled to be completed in late 1997. The cost of the investigation is estimated at approximately $5 million. The extent and cost of the remediation program will depend on the results of the investigation.

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

     ANCHOR MOTOR SITE. In November 1995, Anchor Motor Freight, Inc. notified the Company that it had discovered coal tar on its site in Westchester County. Anchor requested that the Company remediate the site. A predecessor of the Company had manufactured gas at that location. The Company's preliminary estimate is that the cost of remediating the site will be at least $4 million.

TOXIC SUBSTANCES CONTROL ACT

     In November 1994, BCF Oil Refining, Inc., a processor and re-refiner of used oil products and waste containing oil, brought suit in federal court against the Company and four transporters of waste oil products alleging that the defendants (primarily the Company) caused PCB contaminated waste to be shipped to BCF thereby contaminating its facilities. In addition to the remediation of BCF's facilities under the Federal Toxic Substances Control Act, the suit seeks compensatory damages of not less than $12.5 million from all the defendants and additional punitive damages of not less than $12.5 million from the Company. Pre-trial discovery began in January 1995 and is continuing.

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

DEC PROCEEDING

     For information about this proceeding, see "Environmental
Matters - DEC Settlement" in Note F to the financial statements in Item 8 and "Results of Operations - Other Operations and
Maintenance Expenses" in Item 7.

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

     MASS TORT CASES. Numerous suits have been brought in New York State and Federal courts against the Company and many other defendants for death and injuries allegedly caused by exposure to asbestos at various Company premises. Many of these suits have been disposed of without any payment by the Company, or for immaterial amounts. The amounts specified in the remaining suits, including the Moran v. Vacarro suit discussed below, total billions of dollars, but the Company believes that these amounts are greatly exaggerated, as were the claims already disposed of.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                  EXECUTIVE OFFICERS OF THE REGISTRANT

     The names of the executive officers of the Company together with their ages and the positions and offices with the Company held by them as of March 1, 1996, the respective dates they became executive officers and their business experience during the past five years (or since they became executive officers, if earlier) are set forth below. Under the Company's By-laws, officers of the Company are elected to hold office until the next election of Trustees (directors) of the Company and until their respective successors are chosen and qualify, subject to removal at any time by the Company's Board of Trustees.


                                Business Experience
Name, Age, Positions and        During the Past Five Years
Offices with the Company        or Since Becoming an
and Date First Became an        Executive Officer,
Executive Officer               If Longer

Eugene R. McGrath - 54          9/90 to present - Chairman of
 Chairman of the Board,           the Board, President, Chief
  President, Chief Executive      Executive Officer and Trustee
   Officer, and Trustee;        2/89 to 8/90 - President, Chief
    9/1/78                        Operating Officer and Trustee
                                10/87 to 1/89 - Executive Vice
                                  President - Operations and
                                  Trustee
                                9/82 to 9/87 - Executive Vice
                                  President - Central Operations
                                3/81 to 8/82 - Senior Vice
                                  President - Power Generation
                                9/78 to 2/81 - Vice President
                                  - Power Generation

Raymond J. McCann - 61          2/89 to present - Executive Vice
 Executive Vice President         President and Chief Financial
  and Chief Financial             Officer, and Trustee
   Officer, and Trustee;        10/87 to 1/89 - Executive Vice
    5/15/72                       President - Finance and Law,
                                  and Trustee
                                8/80 to 9/87 - Executive Vice
                                  President - Division Operations
                                6/77 to 8/80 - Vice President
                                  - Manhattan Division
                                6/76 to 5/77 - Vice President
                                  - Accounting and Treasury
                                3/74 to 5/76 - Controller
                                5/72 to 3/74 - General Auditor

                                Business Experience
Name, Age, Positions and        During the Past Five Years
Offices with the Company        or Since Becoming an
and Date First Became an        Executive Officer,
Executive Officer               If Longer

J. Michael Evans - 50           7/95 to present - Executive Vice
  Executive Vice President        President - Customer Service
   - Customer Service;          4/95 to 6/95 - Executive Vice
     9/1/91                       President
                                9/91 to 3/95 - Executive Vice
                                  President - Central Operations
                                7/89 to 8/91 - Senior Vice
                                  President and Chief Operating
                                  Officer - Kansas City Power and
                                  Light

Charles F. Soutar - 59          7/95 to present - Executive Vice
  Executive Vice President        President - Central Services
   - Central Services;          2/89 to 6/95 - Executive Vice
     9/1/77                       President - Customer Service
                                3/85 to 1/89 - Executive Vice
                                  President - Central Services
                                5/80 to 2/85 - Senior Vice
                                  President - Construction,
                                  Engineering and Environmental
                                  Affairs
                                9/77 to 4/80 - Vice President
                                  - Central Services

Stephen B. Bram - 53            6/95 to present - Senior Vice
  Senior Vice President           President - Central Operations
   - Central Operations         12/94 to 3/95 - Senior Vice
     8/1/79                       President
                                9/94 to 11/94 - Vice President
                                12/87 to 8/94 - Vice President
                                  - Nuclear Power
                                9/82 to 11/87 - Vice President
                                  - Fossil Power
                                7/80 to 8/82 - Vice President
                                  - Central Substation, Systems
                                    Operations and Technical
                                    Services
                                8/79 to 6/80 - Vice President
                                  - Central Substation and
                                    System Operations

                                Business Experience
Name, Age, Positions and        During the Past Five Years
Offices with the Company        or Since Becoming an
and Date First Became an        Executive Officer,
Executive Officer               If Longer

Carl W. Greene - 60             9/94 to present - Senior Vice
  Senior Vice President           President - Financial and
  - Financial and Regulatory      Regulatory Matters
    Matters;                    7/92 to 8/94 - Senior Vice
    6/1/76                        President - Accounting and
                                  Treasury
                                6/82 to 6/92 - Vice President and
                                  Controller
                                6/76 to 5/82 - Controller

Mary Jane McCartney - 47        10/93 to present - Senior Vice
  Senior Vice President            President - Gas Operations
   - Gas Operations;            2/93 to 10/93 - Vice President
     12/1/90                       - Gas Supply
                                7/92 to 1/93 - Vice President
                                   - Gas Business Development
                                12/90 to 6/92 - Vice President
                                   - Queens

Peter J. O'Shea, Jr. - 58       1/96 to present - Senior Vice
  Senior Vice President            President and General Counsel
   and General Counsel;         4/87 to 12/95 - Vice President
    1/1/96                         and Associate General Counsel
                                   -- ITT Corporation

Horace S. Webb - 55             9/92 to present - Senior Vice
  Senior Vice President           President - Public Affairs
   - Public Affairs;            1/90 to 8/92 - Vice President
     9/1/92                       - Communications and Public
                                  Affairs, Hoechst Celanese
                                  Corp.

Archie M. Bankston - 58         6/89 to present - Secretary and
  Secretary and Associate         Associate General Counsel
   General Counsel;             1/74 to 5/89 - Secretary and
    1/7/74                        Assistant General Counsel

John F. Cioffi - 62             7/92 to present - Treasurer
  Treasurer;                    6/87 to 6/92 - Assistant Vice
   7/1/92                         President

                                Business Experience
Name, Age, Positions and        During the Past Five Years
Offices with the Company        or Since Becoming an
and Date First Became an        Executive Officer,
Executive Officer               If Longer

Lawrence F. Travaglia - 57      3/93 to present - General Auditor
  General Auditor;              10/80 to 2/93 - Assistant
   3/1/93                         Treasurer

John A. Arceri - 53             6/95 to present - Vice President
  Vice President                   - Energy Services
    Energy Services;            10/93 to 5/95 - Assistant Vice
     6/1/95                        President - Gas Business
                                   Development
                                3/90 to 9/93 - Assistant Vice
                                   President - Electrical
                                   Distribution

Robert A. Bell - 62             6/81 to present - Vice President
  Vice President                  - Research & Development
    Research & Development;
     6/1/81

David G. Bosland - 59           6/91 to present - Vice President
  Vice President                 - Staten Island Customer Service
   - Staten Island              3/83 to 6/91 Vice President
     Customer Service;            - Transportation & Stores
     3/1/83

Kevin M. Burke - 45             3/93 to present - Vice President
  Vice President                  - Corporate Planning
  - Corporate Planning;         3/90 to 2/93 - Vice President
    12/1/87                       - Brooklyn Customer Service
                                12/87 to 2/90 - Vice President
                                  - Construction

Richard P. Cowie - 49           3/94 to present - Vice President
  Vice President                  - Employee Relations
   - Employee Relations;        2/91 to 2/94 - Director - Central
     3/1/94                       Customer Service
                                9/90 to 1/91 - Assistant to the
                                  Executive Vice President -
                                  Customer Service

                                Business Experience
Name, Age, Positions and        During the Past Five Years
Offices with the Company        or Since Becoming an
and Date First Became an        Executive Officer,
Executive Officer               If Longer

Robert F. Crane - 59            3/94 to present - Vice President
  Vice President                  - Fuel Supply
   - Fuel Supply;               10/93 to 2/94 - Vice President
     12/1/82                       - Gas Supply
                                2/93 to 10/93 - Vice President
                                  - Gas Business Development
                                4/91 to 1/93 - Vice President
                                  - Gas Supply
                                12/84 to 3/91 - Vice President
                                   - Manhattan Division
                                12/82 to 11/84 - Vice President
                                   - Queens Division

George J. Delaney - 60          2/96 to present - Vice President
  Vice President                   - Central Services
   - Central Services;          12/78 to 2/96 - Vice President
     5/28/74                       - Westchester Customer Service
                                9/74 to 11/78 - Vice President
                                   - Bronx Division
                                5/74 to 8/74 - Vice President
                                  - Staten Island Division

Robert W. Donohue, Jr. - 53     2/94 to present - Vice President
  Vice President                  - Queens Customer Service
   - Queens Customer Service;   3/90 to 1/94 - Vice President
     3/1/90                       - Construction

Charles J. Durkin, Jr. - 52     12/93 to present - Vice President
  Vice President                   - Fossil Power
   - Fossil Power;              1/88 to 12/93 - Vice President
     9/1/82                       - Engineering
                                9/82 to 12/87 - Vice President
                                  - System and Transmission
                                    Operations

Jacob Feinstein - 52            4/91 to present - Vice President
  Vice President                  - System & Transmission
   - System & Transmission        Operations
     Operations;                12/88 to 3/91 - Plant Manager
     4/1/91

                                Business Experience
Name, Age, Positions and        During the Past Five Years
Offices with the Company        or Since Becoming an
and Date First Became an        Executive Officer,
Executive Officer               If Longer

Joan S. Freilich - 54           9/94 to present - Vice President,
  Vice President, Controller      Controller and Chief Accounting
   and Chief Accounting           Officer
   Officer;                     7/92 to 8/94 - Vice President
   12/1/90                        and Controller
                                12/90 to 6/92 - Vice President -
                                  Corporate Planning

David F. Gedris - 47            2/96 to present - Vice President
  Vice President                  - Westchester Customer Service
   - Westchester Customer       2/94 to 1/96 - Vice President
     Service;                     - Maintenance and Construction
     2/1/94                     7/92 to 1/94 - Assistant Vice
                                  President - Power Generation
                                  Maintenance
                                3/90 to 6/92 - Assistant Vice
                                   President - Steam Operations

Garrett W. Groscup - 55         6/95 to present - Vice President
  Vice President                  - Brooklyn Customer Service
   - Brooklyn Customer          2/94 to 5/95 - Vice President
     Service;                     - Energy Services
     12/1/82                    4/91 to 1/94 - Vice President
                                  - Manhattan Customer Service
                                1/88 to 3/91 - Vice President
                                  - System & Transmission
                                    Operations
                                12/82 to 12/87 - Vice President
                                   - Engineering

William A. Harkins - 50         2/89 to present - Vice President
  Vice President                  - Planning and Inter-Utility
   - Planning and Inter-            Affairs
     Utility Affairs;
     2/1/89

                                Business Experience
Name, Age, Positions and        During the Past Five Years
Offices with the Company        or Since Becoming an
and Date First Became an        Executive Officer,
Executive Officer               If Longer

Paul H. Kinkel - 51             2/96 to present - Vice President
  Vice President                   - Maintenance and Construction
   - Maintenance and            12/93 to 2/96 - Vice President
     Construction;                 - Engineering
     5/24/83                    12/87 to 12/93 - Vice President
                                   - Fossil Power
                                5/83 to 11/87 - Vice President
                                  - Construction

M. Peter Lanahan - 51           5/95 to present - Vice President
  Vice President                   - Environmental Affairs
   - Environmental Affairs;     1/91 to 4/95 - Manager, General
     5/1/95                        Electric Company

John A. Nutant - 60             2/94 to present - Vice President
  Vice President                  - Manhattan Customer Service
   - Manhattan                  7/92 to 1/94 - Vice President
     Customer Service;            - Queens Customer Service
     5/27/80                    9/86 - 6/92 - Vice President
                                  - Purchasing
                                7/80 to 8/86 - Vice President -
                                  Environmental Affairs
                                5/80 to 6/80 - Vice President

James P. O'Brien - 48           3/94 to present - Vice President
  Vice President                  - Information Resources
   - Information Resources;         (formerly Systems and
     3/1/94                         Information Processing)
                                6/89 to 2/94 - Assistant Vice
                                  President - Employee Relations

Stephen E. Quinn - 49           9/94 to present - Vice President
  Vice President                  - Nuclear Power
  - Nuclear Power;              8/88 to 8/94 - General Manager
    9/1/94                        - Nuclear Power Generation

Guli R. Rajani - 53             3/96 to present - Vice President
  Vice President                3/91 to 2/96 - Managing Director,
   3/1/96                         Walsh, Greenwood & Company

Edwin W. Scott - 57             6/89 to present - Vice President
  Vice President and Deputy       and Deputy General Counsel
   General Counsel;
    6/1/89

                                Business Experience
Name, Age, Positions and        During the Past Five Years
Offices with the Company        or Since Becoming an
and Date First Became an        Executive Officer,
Executive Officer               If Longer

Minto L. Soares - 59            6/91 to present - Vice President
  Vice President                  - Bronx Customer Service
   - Bronx Customer Service;    11/88 to 5/91 - Plant Manager
     6/1/91

Alfred R. Wassler - 51          3/94 to present - Vice President
  Vice President                  - Purchasing, Transportation
   - Purchasing, Trans-             and Stores
     portation and Stores;      7/92 to 2/94 - Vice President
     8/15/80                      - Purchasing
                                8/80 to 6/92 - Treasurer

                                PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

The Company's Common Stock ($2.50 par value) is the only class of common equity of the Company. The Common Stock is traded on the New York, Chicago and Pacific Stock Exchanges.

MARKET PRICE RANGE IN CONSOLIDATED REPORTING SYSTEM AND DIVIDENDS PAID ON COMMON STOCK
                                          1995                              1994
                               ------------------------------     ----------------------------
                                                  Dividends                          Dividends
                                  High      Low      Paid          High       Low       Paid
----------------------------------------------------------------------------------------------
1st Quarter                    $28-7/8    $25-1/2     $.51          $32-3/8    $28-3/8    $.50
2nd Quarter                     30-7/8     27         .51           31-3/8     25-3/4     .50
3rd Quarter                     30-5/8     27-7/8     .51           29-7/8     23         .50
4th Quarter                     32-1/4     28-3/8     .51           27-1/8     24-1/8     .50

As of January 31, 1996 there were 151,324 holders of record of common stock.
===============================================================================================

On January 23, 1996, the Board of Trustees of the Company declared a quarterly dividend of 52 cents per share of Common
Stock which was paid on March 15, 1996 to holders of record on February 14, 1996.

ITEM 6.  SELECTED FINANCIAL DATA

===============================================================================================
Year Ended December 31 (Millions of Dollars)   1995       1994       1993       1992       1991
-----------------------------------------------------------------------------------------------
Operating revenues                        $ 6,536.9  $ 6,373.1  $ 6,265.4  $ 5,932.9  $ 5,873.1
Fuel                                          504.1      567.8      605.2      710.3      879.4
Purchased power                             1,107.2      787.5      812.6      606.8      561.2
Gas purchased for resale                      259.8      341.2      289.7      245.2      223.4
Operating income                            1,041.4    1,036.2      951.1      880.4      813.1
Net income for common stock                   688.3      698.7      622.9      567.7      530.1
Total assets                               13,949.9*  13,728.4*  13,257.4*  11,596.1   11,107.9
Long-term obligations
  Long-term debt                            3,917.2    4,030.5    3,643.9    3,493.6    3,364.8
  Capitalized leases                           45.3       47.8       50.4       52.9       55.5
  Preferred stock subject to
    mandatory redemption                      100.0      100.0      100.0      100.0       41.3
Common shareholders' equity                 5,522.7    5,313.0    5,068.5    4,886.9    4,608.3
-----------------------------------------------------------------------------------------------
Per common share:
  Net income                                  $2.93      $2.98      $2.66      $2.46      $2.32
  Cash dividends                              $2.04      $2.00      $1.94      $1.90      $1.86
-----------------------------------------------------------------------------------------------
Average common shares
  outstanding (millions)                      234.9      234.8      234.0      231.1      228.3
===============================================================================================
*Includes $1,042.3 million, $1,106.0 million and $1,150.6 million for 1995, 1994 and 1993, respectively, of Regulatory Assets attributable to the adoption of SFAS 109.  Equal amounts of Accumulated Deferred Federal Income Tax have been established. See Notes A and H to the financial statements in Item 8.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

SOURCES OF LIQUIDITY Cash and temporary cash investments were $342.3 million at December 31, 1995 compared with $245.2 million at December 31, 1994 and $36.8 million at December 31, 1993. The Company's cash balances reflect, among other things, the timing and amounts of external financing. The Company's cash requirements are subject to substantial fluctuations during the year due to seasonal variations in cash flow and peak in January and July of each year when the semi-annual payments of New York City property taxes are due. In July 1995 the Company issued $100 million of 6 5/8% 10-year debentures. The cash balance at December 31, 1995 was used on January 2, 1996 for redemption at maturity of the $100 million 5% Series CC mortgage bonds and for a $224 million semi-annual New York City property tax payment.

     In the first quarter of 1994 pursuant to its amended dividend reinvestment plan, the Company issued 478,016 shares of common stock for $14.7 million. The Company amended the plan in 1993 to permit, at the option of the Company, the use of new shares or outstanding shares purchased in the market.

     In February 1994 the Company issued $150 million of 35-year debentures. In July 1994 the Company issued $150 million of five-year floating-rate debentures, the interest rate on which is reset quarterly. In December 1994 the Company issued $100 million of 35-year tax-exempt debt through the New York State Energy Research and Development Authority (NYSERDA).

     In April 1993 the Company issued $101 million of 35-year tax-exempt debt through NYSERDA. The Company issued 373,227 shares of common stock in December 1993 for $11.9 million pursuant to the Company's amended dividend reinvestment plan.

     In June 1993 the Company issued $380 million of 30-year debentures of which approximately $80 million was used to meet
1993 capital requirements and the balance was used to retire higher cost debt securities.

Advance Refundings. Since 1992 the Company has taken the opportunity of generally declining interest rates to reduce costs by redeeming outstanding securities in advance of maturity dates and replacing them with new securities bearing lower interest or dividend rates. In August 1995 the Company issued $128.3 million of 25-year 6.10% tax-exempt debt through NYSERDA, the proceeds of which were used to redeem a like amount of outstanding 9% tax-exempt debt. In December 1995 the Company redeemed, in advance of maturity, $27.4 million of 9.70% Series 1990A debentures representing the balance of this issue outstanding. Excluding the preferred stock transactions discussed below, approximately $1.9 billion of securities have been refunded, producing aggregate first-year savings in interest and preferred dividends of about $25 million, with continued savings in subsequent years.

Tender Offer. In January 1996 the Company commenced a tender offer for certain series of its preferred stock. Shareholders tendered approximately $227 million of such preferred stock pursuant to the offer, which expired on February 27, 1996. The Company expects to call $90 million of its other preferred stock for redemption and to issue subordinated debentures (interest payments on which, unlike preferred stock dividends, are tax deductible) to fund the purchase of the tendered stock and the redemptions. The Company's current expectation is that these transactions will produce present value revenue-equivalent savings of approximately $42 million. Under generally accepted accounting principles, the net gain realized from these transactions as a result of acquiring preferred stock below its book value will be included in the calculation of period earnings per share, but not in net income. In accordance with an order of the New York State Public Service Commission (PSC), the Company, consistent with its objective of reducing potentially strandable costs (discussed below), will apply the net gain, which is presently estimated to be approximately $14 million, to reduce net utility plant by an additional provision for depreciation. While 1996 net income will be reduced by the amount of the additional provision for depreciation, due to the treatment of the net gain, earnings per share will be unaffected.

     In 1994 and 1993 the Company borrowed from banks for short periods; in 1995 there were no short-term borrowings. For 1996 the Company has arranged for bank credit lines amounting to $150 million. Borrowings thereunder would bear interest at prevailing market rates.

     Customer accounts receivable, less allowance for uncollectible accounts, amounted to $497.2 million, $440.5 million and $459.3 million at December 31, 1995, 1994 and 1993, respectively. In terms of equivalent days of revenue outstanding, these amounts represented 27.6, 27.1 and 27.6 days, respectively.

     Regulatory accounts receivable at December 31, 1995 amounted to a net credit to be refunded to customers of $6.5 million. Net regulatory accounts receivable recoverable from customers amounted to $26.3 million and $97.1 million at December 31, 1994 and 1993, respectively. See Note A to the financial statements.

     The following is a summary of the balances and activity in regulatory accounts receivable in 1995:

                                                                1995
                                  Balance                    Recoveries      Balance
                                 Dec. 31,         1995          from         Dec. 31,
(Millions of Dollars)              1994*       Accruals*    Customers**       1995*
-------------------------------------------------------------------------------------
ERAM/Modified ERAM                 $(56.4)      $(35.3)        $ 54.0       $(37.7)
Electric Incentives
     Enlightened Energy
       program                       70.1         32.7          (83.1)        19.7
     Customer service                 6.7          5.7           (8.4)         4.0
     Fuel and purchased power         5.9         19.2          (23.2)         1.9
Gas Incentives
     System improvement                --          6.1           (1.5)         4.6
     Customer service                  --          1.3           (0.3)         1.0
                                 ----------------------------------------------------
Total                              $ 26.3       $ 29.7         $(62.5)      $ (6.5)
-------------------------------------------------------------------------------------

* Negative amounts are refundable; positive amounts recoverable.
**  Negative amounts were recovered; positive amounts refunded.

     The components of the balance in regulatory accounts receivable at December 31, 1995 will be refunded to or recovered from customers during 1996 and 1997 as discussed in Note A to the financial statements. The incentives are discussed below under "1992 Electric Rate Agreement," "1995 Electric Rate Agreement" and "Gas and Steam Rate Agreements."

     Deferred charges for Enlightened Energy (demand side management) program costs amounted to $144.3 million, $170.2 million and $140.1 million at December 31, 1995, 1994 and 1993, respectively. These costs are being recovered in rates, as discussed below under the "1992 Electric Rate Agreement" and "1995 Electric Rate Agreement."

     The Company's earnings include an allowance for funds used during construction which, as a percent of net income for common stock, was 0.8 percent in 1995 and 1.7 percent in 1994 and 1993.

     Interest coverage on the SEC book basis was 4.20, 4.58 and
4.19 times for 1995, 1994 and 1993, respectively. The decline in interest coverage in 1995 was due to lower earnings and higher interest charges. The improvement in interest coverage in 1994 was due to debt refundings and increased earnings. The Company's interest coverage continues to be high compared with the electric utility industry generally.

     The Company's senior debt (first mortgage bonds) is rated Aa3, A+ and AA- by Moody's Investors Service (Moody's), Standard & Poor's (S&P) and Duff and Phelps, Inc., respectively. Moody's and S&P revised their ratings during 1995 from Aa2 and AA-, respectively. Major factors for the revision were the uncertain implications of New York's transition towards a more market-oriented energy industry and the Company's obligations under contracts with independent power producers (IPPs) (see "Electric Capacity Resources" below and Note G to the financial statements). The Company has not issued first mortgage bonds since 1974; as of December 31, 1995 $175 million of first mortgage bonds were outstanding, all of which mature in 1996. The Company's unsecured debt securities (debentures and tax-exempt debt) are rated A1, A+ and A+ by Moody's, S&P and Duff and Phelps, Inc., respectively.

     Cash flows from operating activities for years 1993 through 1995 were as follows:


(Millions of Dollars)                             1995    1994    1993
------------------------------------------------------------------------
Net cash flows from operating activities          $1,276  $1,250  $1,025
Less: Dividends on common and preferred stock        515     505     490
                                                  ----------------------
Net after dividends                               $  761  $  745  $  535
------------------------------------------------------------------------

     Net cash flows in 1995 were favorably affected by incentive billings of $116.5 million, offset by the refund to customers of $54.0 million of revenues under the ERAM. Net cash flows in 1994 were favorably affected by incentive billings of $92.3 million, ERAM billings of $28.9 million and labor productivity improvements resulting in costs estimated to be approximately $51 million less than reflected in rates. See the table above for balances in regulatory accounts receivable at December 31, 1995 to be refunded to or recovered from customers in future periods.

CAPITAL REQUIREMENTS The following table compares the Company's capital requirements for the years 1993 through 1995 and estimated amounts for 1996 and 1997:

(Millions of Dollars)             1997*   1996*   1995    1994    1993
-----------------------------------------------  ----------------------
Construction expenditures        $ 671   $ 678   $ 693   $  758  $  789
Enlightened Energy program
 costs less recoveries/(a)/        (33)    (15)    (26)      30      59
Power contract termination
 costs - net/(a)/                  (39)    (31)    (55)      62      68
Nuclear decommissioning
 trust/(a)//(b)/                    21      21      19       15      19
Nuclear fuel                        44      24      13       47      14
Investment in gas marketing
 subsidiary                         10      10       2        7       1
                                 --------------  ----------------------
Subtotal                           674     687     646      919     950
Retirement of long-term debt
 and preferred stock/(c)/          106     184      11      134     178
                                 --------------  ----------------------
Total                            $ 780   $ 871   $ 657   $1,053  $1,128
-----------------------------------------------------------------------

/(a)/  See discussion below of electric rate agreements.
/(b)/ See Note A to the financial statements for discussion of nuclear decommissioning costs.
/(c)/ Does not include refundings in advance of maturity, nor the preferred stock refunding in 1996 discussed above. For details of securities maturing after 1997, see Note B to the financial statements.

     Capital requirements shown above for 1995 were met from internally generated funds. The Company expects to meet these capital requirements for 1996 and 1997, including $290 million of maturing securities, from cash balances, internally generated funds and external financings of about $150 million, which would likely be debt issues.* In 1996 and 1997 the Company may, from time to time, make short-term borrowings.

ELECTRIC CAPACITY RESOURCES Electric peak load in the Company's service area, adjusted for historical design weather conditions, grew by 150 MW (1.4 percent) in 1995. The growth was due primarily to unusually high use of existing and new air conditioners by customers during the exceptionally humid summer. The growth in peak load has been moderated by the Company's Enlightened Energy program, introduced in 1990, which helps the Company's customers purchase and install energy-efficient equipment and encourages the efficient use of energy resources. This program continues to be modified for future years, based on the Company's experience to date, so as to obtain energy efficiency benefits at lower program costs.

________
* These are forward-looking statements, and as such are subject to the same considerations discussed under "Five-Year Forecast" in Item 1.

     In response to federal and state regulatory policies and requirements for utilities to contract with IPPs, the Company by December 1992 had entered into contracts for the supply of substantial capacity from facilities of IPPs. Plants with 1,798 MW of such capacity are in commercial operation, and the related charges are reflected in the Company's rates. Approximately 186 MW of additional capacity is expected to be in operation and in rates in 1996. Thereafter, additional capacity totalling about 70 MW is expected.

     After 1992 estimates of future market prices for power decreased significantly as excess generating capacity developed in the Northeast. During 1993 and 1994, the Company entered into agreements to terminate IPP contracts involving approximately 720 MW at a cost of $211 million (exclusive of interest) to be paid over a period of several years. These costs (including interest) are already reflected in rates. See "1995 Electric Rate Agreement" below.

     The Company's current resource plans, which reflect the uncertainty as to the future industry structure in New York, do not include the addition of long-term capacity resources to its electric system during the next 20 years, other than the IPPs discussed above.*

COMPETITION No federal or New York State law presently requires the Company to permit other sellers of electricity to use the Company's facilities to make sales to the Company's retail customers in New York City and Westchester County. However, in recent years, federal and New York State legislation have promoted the development of non-utility electric generating capacity and competition at the wholesale level for electric capacity and energy sales. A number of states, including New York, are now considering whether to require electric utilities to deliver electricity from other sellers directly to electricity consumers, referred to as "retail wheeling."

Retail Wheeling. The most likely targets for retail wheeling are large industrial customers and, to a lesser extent, governmental customers. Almost all of the Company's customers are residential or commercial, with sales to industrial customers comprising about 2 percent of the Company's 1995 electric sales. Most governmental customers in the Company's service area are, and for many years have been, served by the New York Power Authority
(NYPA). However, if retail wheeling were permitted, the Company's

________
* This is a forward-looking statement, and as such is subject to the same considerations discussed under "Five-Year Forecast" in
Item 1.

large-usage commercial customers would also be targets. In any case, competition would be mitigated by the limited capacity of the existing transmission facilities for importing power and energy into the Company's service area. Nevertheless, in a competitive environment, the Company could be disadvantaged by the relatively high costs of its generating facilities and the Company's substantial commitments under its IPP contracts relative to electric prices in a competitive market. Assuming performance by the IPPs, the Company is obligated over the terms of these contracts (which extend for various periods, up to 2034) to make payments that currently are, and are projected to be, uneconomic. See Note G to the financial statements.

Competitive Strategy. The Company's strategy for dealing with competition includes ongoing cost reductions, increased productivity, pursuit of growth opportunities and strengthening of customer relations by providing value-added services. Another major element of the strategy which the Company is promoting with government and regulators is a "level playing field" on which the Company could compete without unfair burdens of regulation or taxation. For example, taxes other than federal income tax represent 21 cents of every dollar the Company bills customers.

PSC Proceeding. The PSC is conducting a generic "competitive opportunities" proceeding to investigate whether and how to introduce increased competition into the electric utility industry in the State.

     In June 1995 the PSC adopted principles in this proceeding, which among other things, state that "The current industry structure, in which most power plants are vertically integrated with natural monopoly transmission and distribution, must be thoroughly examined to ensure that it does not impede or obstruct development of effective wholesale or retail competition." With respect to so-called "strandable costs", another principle states "Utilities should have a reasonable opportunity to recover prudent and verifiable expenditures and commitments made pursuant to their legal obligations, consistent with these principles." The principles also indicate that utilities should take all practicable measures to mitigate transition costs.

     In October 1995 the investor-owned utility companies of New York State (including the Company) filed a proposal in this proceeding that would restructure the State's electric industry in a carefully planned transition to competition in the wholesale market where bulk electricity would be bought and sold. Numerous other parties, including the PSC staff, have submitted proposals in this proceeding, some of which, if adopted by the PSC, could adversely affect the Company.

     In December 1995 the administrative law judge (ALJ) submitted her recommended decision to the PSC. She called for competition to be implemented at the wholesale level with the goal of introducing retail access as quickly as possible, but with caution. The ALJ recommended that utilities be entitled to present a case showing why it would be reasonable for recovery of strandable costs to be allowed. She also advocated a "reasonable opportunity" for consumers to realize savings and pay lower prices.

     A PSC order in this proceeding is expected in 1996. The order is not expected to conclude the PSC's review of competition and related issues. It is not possible to predict the outcome of the proceeding or its impact upon the Company. See Note A to the financial statements.

Federal Proceeding. In March 1995 the Federal Energy Regulatory Commission (FERC) proposed new rules under which the Company and other electric utilities would be required to file non-discriminatory open access transmission tariffs that would be available to wholesale sellers and buyers of electric energy, and that would also apply to the Company's and other electric utilities' own wholesale sales of electric energy. As proposed, the new rules would allow utilities to recover legitimate and verifiable wholesale stranded costs. FERC would follow this policy with regard to costs subject to its jurisdiction and urged the states to follow the same policy with regard to costs subject to their jurisdictions.

     It is not possible to predict the outcome of this proceeding. The Company participates in the wholesale electric market primarily as a buyer, and in this regard should benefit if rules are adopted which result in lower wholesale prices for its purchases of electricity for its retail customers.

1992 ELECTRIC RATE AGREEMENT In April 1992 the PSC approved an electric rate agreement covering the three-year period April 1, 1992 through March 31, 1995. Under the agreement annual electric rates were increased by $250.5 million (5.0 percent) in April 1992, by $251.2 million (5.0 percent) in April 1993 and by $55.2 million (1.1 percent) in April 1994. The agreement provided for a rate of return on common equity of 11.50 percent for the first rate year and 11.60 percent for the second and third rate years, based on a common equity ratio of 52 percent. In order to settle disputed items, including alleged excess earnings in prior years, the Company's revenue allowance was reduced in each of the three years by $35 million. For calendar years 1994, 1993 and 1992, the Company accrued incentives for attaining certain objectives for the Company's Enlightened Energy program, customer service and fuel costs of $116.4 million, $69.6 million and $58.1 million, respectively, before federal income tax. For each of the three rate years, the Company's rate of return on electric common equity, excluding incentives and labor productivity, was below the thresholds set in the agreement for sharing with customers.

     The agreement introduced a rate-making concept known as the Electric Revenue Adjustment Mechanism (ERAM). The purpose of the ERAM was to eliminate the linkage between customers' energy consumption and Company profits. Under the ERAM rates were based on annual forecasts of electric sales and sales revenues with refund to or recovery from customers of any overages or deficiencies from the forecast in the prior rate year. Implementation of the ERAM removes from Company earnings all variations in electric sales from forecasts, including the effects of year-to-year weather variations, the results of changes in economic conditions, and the impact of the Enlightened Energy program. In 1994 the Company set aside $63.7 million to be refunded to customers for revenue overcollections under the ERAM. In 1993 and 1992 the Company accrued $10.9 million and $130.1 million, respectively, of additional revenues to be recovered from customers under the ERAM.

1995 ELECTRIC RATE AGREEMENT In April 1995 the PSC approved a three-year electric rate agreement effective April 1, 1995. The principal features of the agreement are as follows:

Limited Increases in Base Revenues. There was no increase in base electric revenues for the first rate year of the agreement (the twelve months ending March 31, 1996). However, differences between actual and projected amounts for certain expense items for each rate year will be reconciled and deferred for refund to or recovery from customers in subsequent years. These items include pension and retiree health and life insurance expenses, costs incurred under IPP contracts, and certain Enlightened Energy and renewable energy expenses. Property tax differences will be similarly reconciled and refunded to or recovered from customers, except that the Company will absorb (or retain) 14 percent of any property tax increase or decrease from the forecast amounts.

     For the second and third rate years, rates will also be changed to provide for projected costs in each year of pensions and retiree health and life insurance, IPP contracts, and the Enlightened Energy program. Pension and postretirement benefit costs will increase substantially in 1996, reflecting the discount rate and health cost trend rates assumed. See Notes D and E to the financial statements.

     Unlike previous multi-year rate agreements, there will be no increases in rates in the second and third rate years to cover general escalation, wage and salary increases or carrying costs on increased utility plant investment. See "Modified ERAM" below for revenue adjustments to reflect changes in numbers of customers.

Return on Equity and Equity Ratio. The allowed rate of return on common equity is 11.1 percent in the first rate year and is to be adjusted for the second and third rate years by adding or subtracting one-half of the change in 30-year Treasury bond rates from a January/February 1995 base, to or from 11.1 percent. The maximum change in the rate of return from the previous rate year is 100 basis points (one percent). A preliminary estimate of the indicated rate of return on equity for the second rate year is between 10.2 and 10.4 percent. A 52 percent common equity ratio is assumed throughout the term of the agreement.

     Costs for debt and preferred stock will not be updated from the levels projected for the first rate year.

Earnings Sharing. Following each rate year the Company's actual return on equity will be calculated, using actual capitalization ratios and debt and preferred stock costs, but excluding any earnings from the incentives discussed below. The Company will retain 100 percent of any earnings up to 50 basis points above the allowed rate of return for that rate year. The Company will retain 50 percent of earnings exceeding the allowed rate of return by more than 50 basis points but not more than 150 basis points and the balance will be deferred for customer benefit. The Company will retain 25 percent of earnings that exceed the allowed rate of return by more than 150 basis points; one-third of the balance will be deferred for customer benefit and two-thirds will be applied to reduce rate base balances in a manner to be determined by the Company.

     Due principally to increased productivity, the Company estimates the actual rate of return on electric common equity, excluding incentives, for the first rate year will exceed the sharing threshold of 11.6 percent. As a result, in the fourth quarter of 1995 the Company recorded a provision for the future benefit of electric customers of $10.0 million, before federal income tax.

IPP Termination Costs. The rate agreement also provides for full recovery by the Company of all IPP contract termination costs incurred to date, and permits the Company to petition the PSC to defer the costs of new IPP contract terminations or modifications, if any, during the term of the agreement.

Incentive Provisions. The rate agreement permits the Company to earn additional incentive amounts, not subject to the earnings sharing provisions, by attaining certain objectives for the Company's Enlightened Energy program, fuel costs, and customer service. While these incentive mechanisms are similar to those provided under the 1992 electric rate agreement, opportunities for earning incentives are generally less than under the earlier agreement. There would also be penalties for failing to achieve minimum objectives, and there is a penalty-only incentive mechanism designed to encourage the Company to maintain its high level of service reliability.

     For calendar year 1995 the Company accrued benefits of $32.7 million (including $17.1 million related to the prior year) and $5.7 million, before federal income tax, for the Enlightened Energy incentive and for electric customer service performance, respectively.

Partial Pass-Through Fuel Adjustment Clause. The PPFAC incentive is continued with certain modifications from the 1992 electric rate agreement. For each rate year of the new agreement there will be a $35 million cap (previously $30 million) on the maximum incentive or penalty, with a "sub-cap" (within the $35 million cap) of $10 million (as previously) for costs associated with generation from the Company's Indian Point 2 nuclear unit. While the cap is higher, the targets established for incentive earnings are generally more difficult than under the prior agreement. For calendar year 1995 the Company earned $19.2 million, before federal income tax, under the PPFAC, $6.5 million of which was earned in the first calendar quarter, under the 1992 agreement.

Modified ERAM. The agreement continues, in modified form, the ERAM introduced in the 1992 electric rate agreement. The new agreement adds to the ERAM a revenue per customer (RPC) mechanism which excludes from adjustment those variances in the Company's electric revenues which result from changes in the number of customers in each electric service classification. In effect, the Company will retain additional revenues attributable to added customers, but will bear the revenue shortfall resulting from lost customers, while other variances from forecast revenues will be deferred for subsequent recovery from or refund to customers, and will not affect the Company's earnings. The ERAM and the RPC mechanism will not apply to delivery service for NYPA.

     At the end of each rate year, the forecast average annual amount of revenue per customer in each service classification (the RPC Factor) for that rate year is multiplied by the actual average number of customers in that classification. The net difference between that amount and the actual revenues from all service classifications is deferred for refund to or recovery from customers in the subsequent rate year; the RPC Factor for the following rate year will be adjusted to reflect such net difference. The RPC Factors will also be adjusted in the second and third rate years to reflect any increase or decrease in allowed base revenues for reconciliations and projections discussed above in "Limited Increases in Base Revenues."

     For calendar year 1995 the Company set aside $35.3 million, before federal income tax, to be refunded to customers for revenue overcollections under the ERAM, net of $13.3 million earned under the RPC.

Nuclear Decommissioning Expense. See Note A to the financial statements for changes in nuclear decommissioning expense.

Second Rate Year. In February 1996 the Company filed revisions to its electric rates to become effective April 1, 1996 for the second rate year, as required in the agreement. The Company estimated that there would be no material change in rates. The matter is pending before the PSC.

Extension of Agreement. The agreement stipulates that if the Company abstains from filing for a general electric rate increase to take effect at the end of the three-year period, the operation of the rate agreement may be extended beyond March 31, 1998. Any party to the agreement may file a petition to compel the Company to justify continuation of the mechanisms, provisions and formulas beyond March 31, 1998. If the agreement is extended, the provisions for limited rate changes, adjustment of equity return, earnings sharing, incentives, and Modified ERAM will continue in effect until changed by the PSC.

GAS AND STEAM RATE AGREEMENTS In October 1992 the PSC approved two-year gas and steam rate agreements which included annual increases for the first rate year in firm gas and steam rates of $12.3 million (1.9 percent) and $11.8 million (3.6 percent), respectively. In September 1993 the PSC granted the Company permission to increase its firm gas rates for the second rate year by $21.6 million (2.8 percent). In lieu of a steam rate increase of $2.1 million for the second rate year, the PSC authorized the Company to retain certain tax refunds being held by the Company for refund to steam customers. The gas and steam rate agreements were premised upon an allowed equity return of
11.6 percent and a common equity ratio of 52 percent of total capitalization. Earnings above an 11.95 percent return were to be shared equally with customers. For both rate years, the twelve months ended September 30, 1993 and 1994, the Company's rate of return on gas common equity was below the sharing threshold. The Company's rate of return on steam common equity for the first and second rate years was above the sharing threshold, and as a result, the Company recorded a provision for refund to steam customers of $1.7 million in 1993 and $3.6 million in 1994.

     In October 1994 the PSC approved three-year rate agreements for gas and steam services. The agreements provide for gas and steam rate increases in the first rate year, the twelve months ended September 30, 1995, of $7.7 million (0.9 percent) and $9.9 million (3.0 percent), respectively, and a methodology for rate changes in the second and third rate years. For both services, the October 1994 increases reflect a 10.9 percent rate of return on common equity and a 52 percent common equity ratio. The agreements contain "excess earnings" provisions giving stockholders the benefit of 100 percent retention of any earnings between 10.9 percent and 11.65 percent, and 50 percent sharing with customers above 11.65 percent. The steam earnings calculation also excludes the effects of net sales increases related to abnormal weather, up to a maximum exclusion for abnormal weather which is the equivalent of 25 basis points in common equity return per year. The gas agreement contains two incentive (or penalty) mechanisms (not subject to the "excess earnings" provisions). In 1995 the Company accrued benefits of $6.1 million and $1.3 million, before federal income tax, for the gas system improvement and customer service incentives, respectively. For the first rate year, the twelve months ended September 30, 1995, the Company's rates of return on common equity for gas and steam were below the threshold for sharing.

      Effective October 1, 1995 (the beginning of the second year of the October 1994 three-year gas and steam rate agreements), gas and steam rates were increased by $20.9 million (2.5 percent) and $4.6 million (1.3 percent), respectively. The primary reasons for the gas rate increase were escalation in certain operation and maintenance expenses, return and depreciation on higher plant balances, and recovery of earnings under the incentive provisions of the agreement. The steam rate increase was primarily to cover escalation in operation and maintenance expenses, and return and depreciation on higher plant balances.

CLEAN AIR ACT AMENDMENTS The Clean Air Act amendments of 1990 impose limits on sulfur dioxide emissions from electric generating units. Because the Company uses very low sulfur fuel oil and natural gas as boiler fuels, the sulfur dioxide emissions limits should not affect the Company's operations. The Company will incur increased capital and operating costs to meet the nitrogen oxide emissions limits set by the New York State Department of Environmental Conservation (DEC) under the "Reasonably Available Control Technology" (RACT) provisions of the Clean Air Act. The Company has spent approximately $23 million to comply with the Phase I limitations. The State may further reduce the nitrogen oxide emissions limits under Phase II of the RACT program which is expected to take effect in 1999. New York and nine other member states of the Northeast Ozone Transport Commission have entered into a Memorandum of Understanding which calls for the states to adopt more stringent nitrogen oxide emissions limits for RACT Phases II and III, effective in 1999 and 2003, respectively. The Company estimates that the cost of compliance with these phases could approximate $150 million.

NUCLEAR FUEL DISPOSAL The Company has a contract with the United States Department of Energy (DOE) which provides that, in return for payments being made by the Company to the DOE pursuant to the contract, the DOE, starting in 1998, will take title to the Company's spent nuclear fuel, transport it to a federal repository and store it permanently. Notwithstanding the contract, the DOE has announced that it is not likely to have an operating permanent repository before 2015. The DOE has also taken the position that it is not obligated to begin accepting the spent fuel until it has an appropriate facility for such purpose. In June 1994 the Company and a number of other utilities petitioned the United States Court of Appeals for the District of Columbia for a declaratory judgment that the DOE is unconditionally obligated to begin accepting the spent fuel by 1998, an order directing the DOE to implement a program enabling it to begin acceptance of spent fuel by 1998, and, if warranted, appropriate relief for the financial burden to the utilities resulting from the DOE's delay. The Company estimates that it now has adequate on-site capacity until 2005 for interim storage of its spent fuel. Absent regulatory or technological developments by 2005, the Company expects that it will require additional on-site or other spent fuel storage facilities. Such additional facilities would require regulatory approvals. In the event that the Company is unable to make appropriate arrangements for the storage of its spent fuel, the Company would be required to curtail the operation of its Indian Point 2 nuclear unit. See discussion of decommissioning in Note A to the financial statements.

SUPERFUND AND ASBESTOS CLAIMS AND OTHER CONTINGENCIES Reference is made to Note F to the financial statements for information concerning potential liabilities of the Company arising from the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("Superfund"), from claims relating to alleged exposure to asbestos, and from certain other contingencies to which the Company is subject.

COLLECTIVE BARGAINING CONTRACT The Company's four-year collective bargaining contract with Local No. 1-2, Utility
Workers' Union of America, which represents 66% of the Company's employees, expires in June 1996.

IMPACT OF INFLATION The Company is affected by the decline in the purchasing power of the dollar caused by inflation. Regulation permits the Company to recover through depreciation only the historical cost of its plant assets even though in an inflationary economy the cost to replace the assets upon their retirement will substantially exceed historical cost. However, this is partially offset by the repayment of the Company's long-term debt in dollars of lesser value than the dollars originally borrowed.

RESULTS OF OPERATIONS

     Earnings per share were $2.93 in 1995, $2.98 in 1994 and $2.66 in 1993. The average number of common shares outstanding for 1995, 1994 and 1993 was 234.9 million, 234.8 million and
234.0 million, respectively.

Earnings for 1995, 1994 and 1993 reflect electric, gas and steam rate increases, and other provisions of the electric, gas and steam rate agreements discussed above.

OPERATING REVENUES AND FUEL COSTS  Operating revenues in 1995 and
1994 increased from the prior year by $163.8 million and by $107.7 million, respectively. The principal increases and decreases in revenue were:

                                 Increase (Decrease)
                                 --------------------
                                    1995      1994
(Millions of Dollars)            Over 1994  Over 1993
-----------------------------------------------------
Electric, gas and steam
 rate changes                     $ 29.3    $ 115.8
Fuel rider billings*                22.4     (143.3)
Sales volume changes
  Electric**                        41.4       56.3
  Gas                              (11.7)      26.1
  Steam                            (13.9)      14.4
Gas weather normalization            5.9       (5.6)
Electric:
  ERAM/Modified ERAM
   accruals                         28.4      (74.7)
  Recoveries of prior rate
   year ERAM accruals               83.1       75.9
  Rate refund provision            (10.0)        --
  Off-system sales                  12.5       19.8
Other                              (23.6)      23.0
                                 --------------------
Total                             $163.8    $ 107.7
-----------------------------------------------------

* Excludes costs of fuel, purchased power and gas purchased for resale reflected in base rates.
** Includes Con Edison direct customers and delivery service for NYPA and municipal agencies.

     The increase in fuel billings in 1995 reflects higher unit costs of purchased power, offset by lower cost of gas per therm. The decrease in fuel billings in 1994 reflects decreases in the unit costs of both purchased power and fuel used to produce electricity. The cost of gas per therm was 20.2 percent lower in 1995 than in 1994 and was 10.4 percent lower in 1994 than in 1993.

     Electric fuel costs decreased $56.1 million in 1995 largely because of the Company's increased power purchases and consequent lower generation; steam fuel costs decreased $7.6 million in 1995 due to lower sendout and lower unit cost of fuel. Electric fuel costs in 1995 and 1994 were affected by the greater availability in 1994 than in 1995 of lower-cost nuclear generation from the Company's Indian Point 2 unit. During 1995 Indian Point 2 underwent a scheduled refueling and maintenance outage and the unit's low cost generation was, therefore, unavailable for part of the year. During 1995 the Company purchased 59 percent of its total electric energy requirements, compared with 51 percent in 1994. Reflecting this increase, including increased purchases of the relatively high cost power that the Company is required to pay for under its IPP contracts, purchased power costs increased by $319.8 million over the 1994 period. Gas purchased for resale decreased $81.4 million in 1995, reflecting the lower unit cost of purchased gas, offset by higher sendout.

     Electricity sales volume in the Company's service territory increased 0.7 percent in 1995 and 2.0 percent in 1994. Gas sales volume to firm customers decreased 2.8 percent in 1995 and increased 3.9 percent in 1994. Transportation of customer-owned gas increased 65.3 percent in 1995 and decreased 12.1 percent in 1994, primarily due to variations in the volume of gas transported for NYPA's use as boiler fuel at its Poletti unit. Steam sales volume decreased 4.1 percent in 1995 and increased
4.4 percent in 1994.

     The Company's electricity, gas and steam sales vary seasonally in response to weather. Electric peak load occurs in the summer, while gas and steam sales peak in the winter. After adjusting for variations, principally weather and billing days, in each period, electricity sales volume increased 1.2 percent in 1995 and 1.5 percent in 1994. Similarly adjusted, gas sales volume to firm customers increased 0.1 percent in 1995 and 1.6 percent in 1994, and steam sales volume decreased 1.9 percent in 1995 and increased 0.6 percent in 1994. Weather-adjusted sales represent the Company's estimate of the sales that would have been made if historical average weather conditions had prevailed.

     Off-system electricity sales increased to 5,035 millions of kilowatthours (kWhrs) in 1995 compared with 1,785 millions of kWhrs in 1994. The increase in 1995 in such sales was due largely to arrangements in which the Company produces electricity for others using gas they provide as fuel. The Company has purchased a substantial portion of this electricity for sale to its own customers.

OTHER OPERATIONS AND MAINTENANCE EXPENSES Other operations and maintenance expenses were unchanged in 1995 and decreased 1.5 percent in 1994. For 1995 lower administrative and general expenses and production expenses at fossil generating stations were offset in part by higher amortization of previously deferred Enlightened Energy program costs and higher production expenses related to the refueling and maintenance outage of the Indian Point 2 nuclear unit in 1995. For 1994 the decrease reflects lower production expenses, principally due to the refueling and maintenance outage of the Indian Point 2 nuclear unit in 1993; there was no outage in 1994. The decrease was offset in part by costs in connection with the settlement of an environmental proceeding (discussed below) and higher health insurance costs.

     During 1995 the Company accrued $10 million for additional environmental investigation and site remediation costs pursuant to a 1994 settlement of a DEC civil administrative proceeding against the Company and $5 million for two Superfund sites. In 1994, pursuant to the DEC settlement, the Company paid a $9 million penalty and contributed $5 million to an environmental projects fund. The penalty was charged to miscellaneous income deductions ($2 million in 1994 and $7 million in prior years). The payment to the environmental projects fund was charged to operations and maintenance expenses in 1994. In addition the Company accrued $11.5 million during 1994 for environmental investigation and site remediation costs. See Note F to the financial statements for additional information about the settlement.

TAXES, OTHER THAN FEDERAL INCOME TAX At $1.1 billion, taxes other than federal income tax remain one of the Company's largest operating expenses. The principal components and variations in operating taxes were:

                                          Increase (Decrease)
                                         ---------------------
                                           1995        1994
(Millions of Dollars)           1995     Over 1994   Over 1993
--------------------------------------------------------------
Property taxes               $  534.0      $ (5.4)     $(36.8)
State and local taxes
  on revenues                   460.3        (2.2)       (6.3)
Payroll taxes                    58.2          .4         (.2)
Other taxes                      67.7         (.3)       11.7
                             ---------------------------------
Total                        $1,120.2*      $(7.5)     $(31.6)
--------------------------------------------------------------

* Including sales taxes on customers' bills, total taxes other than federal income tax billed to customers in 1995 were $1,413.8 million.

The reductions in property taxes in 1995 and 1994 reflect decreases in the share of total New York City property taxes borne by the Company. Under the terms of the current electric, gas and steam rate agreements most of the difference between property taxes included in rates and actual property taxes is being deferred for future recovery from or refund to customers.

OTHER INCOME Other income increased $8.2 million in 1995 and decreased $2.3 million in 1994. For 1995 the increase reflects higher interest on temporary cash investments and for 1994 the decrease reflects lower interest income accrued on ERAM revenue deferrals under the 1992 electric rate agreement.

NET INTEREST CHARGES Interest on long-term debt increased $12.9 million in 1995 and $7.3 million in 1994 principally as a result of new debt issues, offset to a large extent in 1994 by the effect of debt refundings. Other interest increased $9.1 million in 1995 principally as a result of a higher customer deposit rate and interest associated with certain tax settlements.

FEDERAL INCOME TAX Federal income tax decreased $41.0 million in 1995 and increased $73.6 million in 1994 reflecting the changes each year in income before tax and in tax credits. See Note H to the financial statements.

February 27, 1996

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

A. Financial Statements

                                                         Page
    Index to Financial Statements                       Number

    Report of Independent Accountants                     71

    Consolidated Balance Sheet at December 31, 1995     72-73
    and 1994

    Consolidated Income Statement for the years           74
    December 31, 1995, 1994 and 1993

    Consolidated Statement of Cash Flows for the          75
    years ended December 31, 1995, 1994 and 1993

    Consolidated Statement of Capitalization at         76-77
    December 31, 1995 and 1994

    Consolidated Statement of Retained Earnings           78
    for the years ended December 31, 1995, 1994 and 1993

    Notes to Consolidated Financial Statements          79-99

    The following Schedule is filed as a "Financial Statement
    Schedule" pursuant to Item 14 of this report:

    Schedule VIII - Valuation and Qualifying Accounts  100-102

    All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

    Separate financial statements of subsidiaries, not consolidated, have been omitted because, if considered in the aggregate, they would not constitute a significant subsidiary.

B. Supplementary Financial Information

   Selected Quarterly Financial Data for the years ended December
   31, 1995 and 1994 (Unaudited)

                                                        First     Second       Third     Fourth
1995 (Millions of Dollars)                            Quarter    Quarter     Quarter    Quarter
-----------------------------------------------------------------------------------------------
Operating revenues                                   $1,668.8   $1,459.8    $1,879.9   $1,528.4
Operating income                                        280.0      156.0       412.8      192.6
Net income                                              201.1       76.4       333.3      113.1
Net income for common stock                             192.2       67.5       324.4      104.2
Earnings per common share                               $ .82      $ .29       $1.38      $ .44
===============================================================================================

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

                   Report of Independent Accountants


To the Board of Trustees and Stockholders of Consolidated Edison Company of New York, Inc.

In our opinion, the consolidated financial statements listed under Item 8.A in the index appearing on page 69 present fairly, in all material respects, the financial position of Consolidated Edison Company of New York, Inc. and its subsidiaries at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


Price Waterhouse LLP

Price Waterhouse LLP
1177 Avenue of the Americas
New York, N.Y.  10036

February 27, 1996

CONSOLIDATED BALANCE SHEET
Consolidated Edison Company of New York, Inc.
--------------------------------------------------------------------------------
Assets
--------------------------------------------------------------------------------
At December 31 (Thousands of Dollars)                       1995            1994
--------------------------------------------------------------------------------
Utility plant, at original cost (Notes A and B)
Electric                                             $11,319,622     $10,956,187
Gas                                                    1,537,296       1,437,071
Steam                                                    462,975         430,848
General                                                1,085,795       1,083,705
--------------------------------------------------------------------------------
Total                                                 14,405,688      13,907,811
Less: Accumulated depreciation                         4,036,954       3,828,646
--------------------------------------------------------------------------------
Net                                                   10,368,734      10,079,165
Construction work in progress                            360,457         389,630
Nuclear fuel assemblies and components, less
 accumulated amortization                                 85,212          92,413
--------------------------------------------------------------------------------
Net utility plant                                     10,814,403      10,561,208
================================================================================
Current assets
Cash and temporary cash investments (Note A)             342,292         245,221
Accounts receivable--customers, less allowance for
 uncollectible accounts of $21,600 in 1995 and 1994      497,215         440,496
Other receivables                                         45,558          61,853
Regulatory accounts receivable (Note A)                   (6,481)         26,346
Fuel, at average cost                                     40,506          50,883
Gas in storage, at average cost                           26,452          50,698
Materials and supplies, at average cost                  221,026         229,744
Prepayments                                               66,148          56,283
Other current assets                                      15,126          13,262
--------------------------------------------------------------------------------
Total current assets                                   1,247,842       1,174,786
================================================================================
Investments and nonutility property                      145,646         111,523
================================================================================
Deferred charges (Note A)
Enlightened Energy program costs                         144,282         170,201
Unamortized debt expense                                 133,812         138,428
Power contract termination costs                         105,408         180,506
Other deferred charges                                   316,237         285,721
--------------------------------------------------------------------------------
Total deferred charges                                   699,739         774,856
================================================================================
Regulatory asset -- future federal income taxes
 (Notes A and H)                                       1,042,260       1,105,991
================================================================================
Total                                                $13,949,890     $13,728,364
================================================================================

================================================================================
Capitalization and Liabilities
--------------------------------------------------------------------------------
At December 31 (Thousands of Dollars)                       1995            1994
--------------------------------------------------------------------------------
Capitalization (see Consolidated Statement of
 Capitalization)
Common shareholders' equity                         $  5,522,734    $  5,312,997
Preferred stock subject to mandatory redemption
 (Note B)                                                100,000         100,000
Other preferred stock                                    539,917         540,310
Long-term debt                                         3,917,244       4,030,464
--------------------------------------------------------------------------------
Total capitalization                                  10,079,895       9,983,771
================================================================================
Noncurrent liabilities
Obligations under capital leases                          45,250          47,805
Other noncurrent liabilities                              75,907          72,561
--------------------------------------------------------------------------------
Total noncurrent liabilities                             121,157         120,366
================================================================================

Current liabilities
Long-term debt due within one year (Note B)              183,524          10,889
Accounts payable                                         420,852         374,469
Customer deposits                                        158,366         161,455
Accrued taxes                                             24,374           9,821
Accrued interest                                          89,374          84,544
Accrued wages                                             76,459          73,611
Other current liabilities                                168,477         179,611
--------------------------------------------------------------------------------
Total current liabilities                              1,121,426         894,400
================================================================================

Provisions related to future federal income taxes
 and other deferred credits (Notes A and H)
Accumulated deferred federal income tax                2,296,284       2,266,458
Accumulated deferred investment tax credits              181,420         191,524
Other deferred credits                                   149,708         271,845
--------------------------------------------------------------------------------
Total deferred credits                                 2,627,412       2,729,827
================================================================================
Contingencies (Note F)
================================================================================
Total                                                $13,949,890     $13,728,364
================================================================================
The accompanying notes are an integral part of these financial statements.

CONSOLIDATED INCOME STATEMENT
Consolidated Edison Company of New York, Inc.
===============================================================================
Year Ended December 31 (Thousands of Dollars)       1995        1994       1993
---------------------------------------------       ----        ----       ----
Operating revenues (Note A)
Electric                                      $5,389,408  $5,140,472 $5,131,665
Gas                                              813,356     890,107    808,389
Steam                                            334,133     342,507    325,340
-------------------------------------------------------------------------------
Total operating revenues                       6,536,897   6,373,086  6,265,394
===============================================================================
Operating expenses
Fuel                                             504,104     567,764    605,213
Purchased power                                1,107,223     787,455    812,616
Gas purchased for resale                         259,789     341,204    289,708
Other operations                               1,139,732   1,146,094  1,106,966
Maintenance                                      512,102     506,179    570,794
Depreciation and amortization (Note A)           455,776     422,356    403,730
Taxes, other than federal income tax           1,120,232   1,127,691  1,159,283
Federal income tax (Notes A and H)               396,560     438,160    366,020
-------------------------------------------------------------------------------
Total operating expenses                       5,495,518   5,336,903  5,314,330
===============================================================================
Operating income                               1,041,379   1,036,183    951,064
-------------------------------------------------------------------------------
Other income (deductions)
Investment income (Note A)                        16,966      10,601      4,934
Allowance for equity funds used during
 construction (Note A)                             3,763       8,354      7,222
Other income less miscellaneous deductions        (8,149)    (15,201)    (7,565)
Federal income tax (Notes A and H)                (1,060)       (430)     1,010
--------------------------------------------------------------------------------
Total other income                                11,520       3,324      5,601
================================================================================
Income before interest charges                 1,052,899   1,039,507    956,665
--------------------------------------------------------------------------------
Interest on long-term debt                       301,917     289,060    281,756
Other interest                                    28,954      19,853     19,721
Allowance for borrowed funds used during
 construction (Note A)                            (1,822)     (3,676)    (3,334)
--------------------------------------------------------------------------------
Net interest charges                             329,049     305,237    298,143
================================================================================
Net income                                       723,850     734,270    658,522
Preferred stock dividend requirements             35,565      35,587     35,617
-------------------------------------------------------------------------------
Net income for common stock                   $  688,285 $   698,683 $  622,905
================================================================================
Earnings per common share based on average
 number of shares outstanding during each
 year (234,930,301; 234,753,901; and
 233,981,369)                                      $2.93       $2.98      $2.66
================================================================================
The accompanying notes are an integral part of these financial statements. CONSOLIDATED STATEMENT OF CASH FLOWS
Consolidated Edison Company of New York, Inc.

====================================================================================
Year Ended December 31 (Thousands of Dollars)         1995          1994        1993
Operating activities
Net income                                      $  723,850    $  734,270   $ 658,522
Principal non-cash charges (credits) to
 income
Depreciation and amortization                      455,776       422,356     403,730
Federal income tax deferred                         69,020        64,090      94,210
Common equity component of allowance for
 funds used during construction                     (3,546)       (7,876)     (6,795)
Other non-cash charges                             (47,555)       65,669     (20,578)
Changes in assets and liabilities
Accounts receivable--customers, less allowance
 for uncollectibles                                (56,719)       18,765     (34,912)
Regulatory accounts receivable                      32,827        70,771      70,814
Materials and supplies, including fuel and gas
 in storage                                         43,341        17,306      60,554
Prepayments, other receivables and other
 current assets                                      4,566        21,317     (32,236)
Enlightened Energy program costs                    25,919       (30,144)    (59,297)
Power contract termination costs                    55,387       (62,376)    (68,380)
Accounts payable                                    46,383       (18,074)     19,007
Other--net                                         (72,791)      (46,175)    (59,374)
------------------------------------------------------------------------------------
Net cash flows from operating activities         1,276,458     1,249,899   1,025,265
====================================================================================
Investing activities including construction
Construction expenditures                         (692,803)     (757,530)   (789,068)
Nuclear fuel expenditures                          (12,840)      (47,071)    (14,092)
Contributions to nuclear decommissioning trust     (18,893)      (14,586)    (19,247)
Common equity component of allowance for
 funds used during construction                      3,546         7,876       6,795
------------------------------------------------------------------------------------
Net cash flows from investing activities
 including construction                           (720,990)     (811,311)   (815,612)
====================================================================================
Financing activities including dividends
Issuance of common stock                                --        14,650      11,881
Issuance of long-term debt                         228,285       400,000   1,378,475
Retirement of long-term debt                       (10,889)     (133,639)   (177,897)
Advance refunding of long-term debt               (155,699)           --  (1,069,732)
Issuance and refunding costs                        (5,269)       (5,988)   (108,562)
Common stock dividends                            (479,262)     (469,561)   (453,902)
Preferred stock dividends                          (35,563)      (35,585)    (35,614)
------------------------------------------------------------------------------------
Net cash flows from financing activities
 including dividends                              (458,397)     (230,123)   (455,351)
====================================================================================
Net increase (decrease) in cash and temporary
 cash investments                                   97,071       208,465    (245,698)
====================================================================================
Cash and temporary cash investments at
 January 1                                         245,221        36,756     282,454
====================================================================================
Cash and temporary cash investments at
 December 31                                   $   342,292   $   245,221  $   36,756
====================================================================================
Supplemental disclosure of cash flow
 information
Cash paid during the period for:
   Interest                                    $   309,953   $   269,839  $  265,475
   Income taxes                                    344,754       385,355     280,122
====================================================================================

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF CAPITALIZATION
Consolidated Edison Company of New York, Inc.

=======================================================================================================
At December 31 (Thousands of Dollars)                                             1995             1994

                                                Shares outstanding
                                      -----------------------------------
                                      December 31, 1995 December 31, 1994
                                      -----------------------------------
Common shareholders' equity (Note B)
Common stock, $2.50 par value,
 authorized 340,000,000 shares              234,956,299       234,905,235     $1,464,305    $1,463,913
Retained earnings                                                              4,097,035     3,888,010
Capital stock expense                                                            (38,606)      (38,926)
------------------------------------------------------------------------------------------------------
Total common shareholders'  equity                                              5,522,734     5,312,997
======================================================================================================
Preferred stock (Note B)
Subject to mandatory redemption
Cumulative Preferred, $100 par value,
   7.20% Series I                               500,000          500,000          50,000        50,000
  6 1/8% Series J                               500,000          500,000          50,000        50,000
------------------------------------------------------------------------------------------------------
Total subject to mandatory redemption                                            100,000       100,000
------------------------------------------------------------------------------------------------------
Other preferred stock
$5 Cumulative Preferred, without par value,
 authorized 1,915,319 shares                  1,915,319        1,915,319         175,000       175,000
Cumulative Preferred, $100 par value,
 authorized 6,000,000 shares*
  5 3/4% Series A                               600,000          600,000          60,000        60,000
  5 1/4% Series B                               750,000          750,000          75,000        75,000
   4.65% Series C                               600,000          600,000          60,000        60,000
   4.65% Series D                               750,000          750,000          75,000        75,000
  5 3/4% Series E                               500,000          500,000          50,000        50,000
   6.20% Series F                               400,000          400,000          40,000        40,000
Cumulative Preference, $100 par value,
 authorized 2,250,000 shares
 6% Convertible Series B                         49,174           53,102           4,917         5,310
------------------------------------------------------------------------------------------------------
Total other preferred stock                                                      539,917       540,310
------------------------------------------------------------------------------------------------------
Total preferred stock                                                        $   639,917   $   640,310
======================================================================================================

*Represents total authorized shares of cumulative preferred stock, $100 par value, including preferred stock subject to mandatory redemption.

=======================================================================================================
At December 31 (Thousands of Dollars)                                             1995             1994
Long-term debt (Note B)
Maturity                                 Interest Rate        Series
First and Refunding Mortgage Bonds (open-end mortgage):
1996                                           5%               CC               $ 100,000      $ 100,000
1996                                           5.90             DD                  75,000         75,000
---------------------------------------------------------------------------------------------------------
Total mortgage bonds                                                               175,000        175,000
Debentures:
1997                                           5.30%            1993 E             100,000        100,000
1998                                           6 1/4            1993 A             100,000        100,000
1998                                           5.70             1993 F             100,000        100,000
1999                                           6 1/2            1992 D              75,000         75,000
1999                                           *                1994 B             150,000        150,000
2000                                           7 3/8            1992 A             150,000        150,000
2000                                           7.60             1992 C             125,000        125,000
2001                                           6 1/2            1993 B             150,000        150,000
2002                                           6 5/8            1993 C             150,000        150,000
2003                                           6 3/8            1993 D             150,000        150,000
2004                                           7 5/8            1992 B             150,000        150,000
2005                                           7 3/8            1992 E              75,000         75,000
2005                                           6 5/8            1995 A             100,000             --
2023                                           7 1/2            1993 G             380,000        380,000
2025                                           9.70             1990 A                  --         27,414
2026                                           9 3/8            1991 A              95,329         95,329
2027                                           8.05             1992 F             100,000        100,000
2029                                           7 1/8            1994 A             150,000        150,000
---------------------------------------------------------------------------------------------------------
Total debentures                                                                 2,300,329      2,227,743
---------------------------------------------------------------------------------------------------------
Tax-exempt debt--notes issued to New York State Energy Research and
Development Authority for Facilities Revenue Bonds:
2020                                           9  %             1985 A                --          128,285
2020                                           6.10             1995 A             128,285             --
2020                                           5 1/4            1993 B             127,715        127,715
2021                                           7 1/2            1986 A             150,000        150,000
2022                                           7 1/8            1987 A             100,855        100,855
2022                                           9 1/4            1987 B              29,385         29,385
2022                                           5 3/8            1993 C              19,760         19,760
2024                                           7 3/4            1989 A             150,000        150,000
2024                                           7 3/8            1989 B             100,000        100,000
2024                                           7 1/4            1989 C             150,000        150,000
2025                                           7 1/2            1990 A             150,000        150,000
2026                                           7 1/2            1991 A             128,150        128,150
2027                                           6 3/4            1992 A             100,000        100,000
2027                                           6 3/8            1992 B             100,000        100,000
2028                                           6                1993 A             101,000        101,000
2029                                           7 1/8            1994 A             100,000        100,000
---------------------------------------------------------------------------------------------------------
Total tax-exempt debt                                                            1,635,150      1,635,150
---------------------------------------------------------------------------------------------------------
Other long-term debt:
Liens on purchased gas turbines                                                      13,327        22,779
Other long-term debt                                                                  5,836         9,007
Unamortized debt discount                                                           (28,874)      (28,326)
---------------------------------------------------------------------------------------------------------
Total                                                                             4,100,768     4,041,353
Less: Long-term debt due within one year                                            183,524     10,889
---------------------------------------------------------------------------------------------------------
Total long-term debt                                                              3,917,244     4,030,464
---------------------------------------------------------------------------------------------------------
Total capitalization                                                            $10,079,895    $9,983,771
---------------------------------------------------------------------------------------------------------

* This rate is reset quarterly. For the fourth quarter of 1995 it was 6.125%. The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF RETAINED EARNINGS
Consolidated Edison Company of New York, Inc.

----------------------------------------------------------------------------------------------------------
Year Ended December 31 (Thousands of Dollars)                   1995            1994         1993
----------------------------------------------------------------------------------------------------------
Balance, January 1                                          $3,888,010       $3,658,886    $3,489,880
Net income for the year                                        723,850          734,270       658,522
----------------------------------------------------------------------------------------------------------
Total                                                        4,611,860        4,393,156     4,148,402
----------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------
Dividends declared on capital stock
Cumulative Preferred, at required annual rates                  35,259           35,259        35,259
Cumulative Preference, 6% Convertible Series B                     304              326           355
Common, $2.04, $2.00 and $1.94 per share                       479,262          469,561       453,902
----------------------------------------------------------------------------------------------------------
Total dividends declared                                       514,825          505,146       489,516
----------------------------------------------------------------------------------------------------------
Balance, December 31                                        $4,097,035       $3,888,010    $3,658,886
----------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

-----------------------------------------------------------------
Note A  Summary of Significant Accounting Policies
-----------------------------------------------------------------
Regulation. The Company is subject to regulation by the New York Public Service Commission (PSC) and the Federal Energy Regulatory Commission (FERC). The Company's accounting policies conform to generally accepted accounting principles, as applied in the case of regulated public utilities, and to the accounting requirements and rate-making practices of these regulatory authorities.

    The PSC is conducting a generic "competitive opportunities" proceeding to investigate whether and how to introduce increased competition into the electric utility industry in the State. It is not possible to predict the outcome of the proceeding or its impact upon the Company. The outcome could adversely affect the Company's eligibility to apply Statement of Financial Accounting Standards ("SFAS") No. 71, "Accounting for the Effects of Certain Types of Regulation," which could then require a material write-down of assets, the amount of which is not presently determinable. SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," requires long-lived and certain other assets to be reviewed for impairment if the carrying amount of an asset may not be recoverable. SFAS No. 121 also amends SFAS No. 71 to require that regulatory assets (which include certain deferred charges) be charged to earnings if such assets are no longer considered probable of recovery. The Company will implement SFAS No. 121 in 1996. Absent a change in regulation as a result of competition as discussed above, the Company does not expect that the application of SFAS No. 121, with respect to either its long-lived assets or its regulatory assets, will have a material adverse effect on the Company's financial position and results of operations.

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

   Rates used for AFDC include the cost of borrowed funds used for construction purposes and a reasonable rate on the Company's own funds when so used, determined in accordance with PSC and FERC regulations. The AFDC rate was 9.1 percent in 1995, 9.4 percent in 1994 and 9.5 percent in 1993. The rate was compounded semiannually, and the amounts applicable to borrowed funds were treated as a reduction of interest charges.

     The annual charge for depreciation is computed on the straight-line method for financial statement purposes using rates based on average lives and net salvage factors, with the exception of the Indian Point 2 nuclear unit, the Company's share of the Roseton generating station, certain leaseholds and certain general equipment, which are depreciated on a remaining life amortization method. Depreciation rates averaged approximately 3.3 percent in 1995, 3.2 percent in 1994 and 3.1 percent in 1993. Depreciation expense includes the amortization of certain deferred charges authorized by the PSC.

     The Company is a joint owner of two 1,200-megawatt electric generating stations: (1) Bowline Point, operated by Orange and Rockland Utilities, Inc. with the Company owning a two-thirds interest and (2) Roseton, operated by Central Hudson Gas & Electric Corp. with the Company owning a 40 percent interest. Central Hudson has the option to acquire the Company's interest in the Roseton station in 2004. The Company's share of the investment in these stations at original cost and as included in its balance sheet at December 31, 1995 and 1994 was:

----------------------------------------------------------------
(Thousands of Dollars)               1995                1994
----------------------------------------------------------------
Bowline Point: Plant in service     $203,360            $196,065
   Construction work in progress       2,340              10,351
Roseton: Plant in service            145,207             141,487
   Construction work in progress       2,089               4,283
-----------------------------------------------------------------

     The Company's share of accumulated depreciation for the Roseton station at December 31, 1995 and 1994 was $64.8 million and $61.6 million, respectively. A separate depreciation account is not maintained for the Company's share of the Bowline Point station. The Company's share of operating expenses for these stations is included in its income statement.

Nuclear Decommissioning. Depreciation charges include a provision for decommissioning both the Indian Point 2 and the retired Indian Point 1 nuclear units. Decommissioning costs are being accrued ratably over the Indian Point 2 license period which extends to the year 2013. The Company has been accruing for the costs of decommissioning within the internal depreciation reserve since 1975. In 1989 the PSC permitted the Company to establish an external trust fund for the costs of decommissioning the nuclear portions of the plants pursuant to NRC regulations. Accordingly, beginning in 1989 the Company has made contributions to such a trust. The external trust fund is discussed below under "Investments" in this Note A.

    Accumulated decommissioning provisions at December 31, 1995 and 1994, which include earnings on funds externally invested, were as follows:
----------------------------------------------------------------
                                          Amounts Included in
                                        Accumulated Depreciation
                                        ------------------------
(Millions of Dollars)                   1995              1994

-----------------------------------------------------------------
Nuclear                                $134.4            $102.2
Non-Nuclear                              55.3              53.7
                                      ---------------------------
Total                                  $189.7            $155.9
-----------------------------------------------------------------

     Prior to April 1995 the Company was providing annual expense allowances of $11.7 million and $3.1 million, respectively, for decommissioning the nuclear and non-nuclear portions of the plants. These amounts, which were recovered from customers through billings, were approved by the PSC in the 1992 electric rate agreement, and were designed to fund decommissioning costs which had been estimated at approximately $300 million in 1993 dollars. In 1994 a site-specific decommissioning study was prepared for both the Indian Point 2 and the retired Indian Point 1 nuclear units. Based upon this study, the estimated decommissioning cost in 1993 dollars is approximately $657 million, of which $252 million is for extended on-site storage of spent nuclear fuel. Using a 3.25 percent annual escalation factor, the estimated cost in 2016, the assumed midpoint for decommissioning expenditures, is approximately $1,372 million. Under the 1995 electric rate agreement, effective April 1995, the Company revised the annual decommissioning expense allowance for the nuclear and non-nuclear portions of the plants to $21.3 million and $1.8 million, respectively, to fund the future estimated costs of decommissioning. The annual expense allowance assumes a 6 percent after-tax annual return on fund assets.

     The Financial Accounting Standards Board (FASB) is currently reviewing the utility industry's accounting treatment of nuclear and certain other plant decommissioning costs. The FASB has preliminarily concluded that decommissioning costs should be accounted for at present value as a liability, with a corresponding asset in utility plant, rather than as a component of depreciation. An exposure draft regarding this matter was issued in February 1996.

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

Leases. In accordance with SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation," those leases that meet the criteria for capitalization are capitalized for accounting purposes. For rate-making purposes, all leases have been treated as operating leases.

Revenues. Revenues for electric and steam service are recognized on a monthly billing cycle basis. Pursuant to the three-year electric rate agreements, effective April 1, 1992 and 1995, actual electric net revenues (operating revenues less fuel and purchased power costs and revenue taxes) are adjusted by accrual to target levels established under the agreements in accordance with the electric revenue adjustment mechanism (ERAM). The 1995 agreement introduced the revenue per customer mechanism (RPC) which modified the ERAM. Under the RPC, revenues are increased (or decreased) to reflect variations from target levels in the numbers of customers in the various service classes. Revenues are also increased (or decreased) each month to reflect incentives (or penalties) earned for the Enlightened Energy program and for customer service activities. The agreements provide that the net regulatory asset (or liability) thus accrued in each rate year is to be reflected in customers' bills in the following rate year.

     The October 1994 gas rate agreement provides for revenues to be increased (or decreased) each month to reflect incentives (or penalties) earned for meeting gas customer service and system improvement targets.

   In accordance with a PSC rate order, the Company began phasing in recognition of unbilled gas revenues over a 4 1/4 year period effective October 1989. Pursuant to the gas rate decision in October 1991, this recognition of unbilled gas revenues was modified so as to be fully phased in by September 30, 1994 to the extent provided in rates.

   Revenues from the fuel adjustment clauses are not recorded until billed.

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

   Effective April 1992 a partial pass-through fuel adjustment clause (PPFAC) was implemented with monthly targets for electric fuel and purchased power costs. The Company retains for stockholders 30 percent of any savings in actual costs below the target amount, but must bear 30 percent of any excess of actual costs over the target. For each rate year of the 1995 electric rate agreement there is a $35 million cap on the maximum increase or decrease in fuel billings, with a limit (within the $35 million) of $10 million for costs associated with generation at the Company's Indian Point 2 nuclear unit.

   The PSC has allowed the Company to recover in rates certain deferred recoverable fuel costs that were affected by shortening the billing lag period or changing the cost of fuel in base rates. If there were any further such revisions, the Company believes that deferred recoverable fuel costs affected thereby would be recovered.

Regulatory Accounts Receivable. Regulatory accounts receivable at December 31, 1995 amounted to a net credit to be refunded to customers of $6.5 million, reflecting accruals under the 1992 and 1995 electric rate agreements and 1994 gas rate agreement for incentives related to the Company's Enlightened Energy program ($19.7 million), for incentives related to electric customer service activities ($4.0 million), for the amounts to be billed under the PPFAC ($1.9 million), for incentives related to gas system improvement ($4.6 million), for incentives related to gas customer service ($1.0 million) and for net electric sales revenues in accordance with the ERAM and Modified ERAM (a refund of $37.7 million). The revenues accrued in a given twelve-month period under the ERAM and Modified ERAM and for incentives related to the Enlightened Energy program, electric customer service activities and the Company's gas business are being recovered from or refunded to customers over an ensuing twelve-month period. The amounts accrued under the PPFAC are billed to customers on a monthly basis through the electric fuel adjustment clause.

Enlightened Energy Program Costs. In accordance with PSC directives, the Company defers the costs for its Enlightened Energy (demand side management) program for future recovery from ratepayers. Such deferrals amounted to $144.3 million at December 31, 1995 and $170.2 million at December 31, 1994. In accordance with the 1992 and 1995 electric rate agreements, the Company is generally recovering its Enlightened Energy program costs over a five-year period.

Temporary Cash Investments. Temporary cash investments are short-term, highly liquid investments which generally have maturities of three months or less. They are stated at cost which approximates market. The Company considers temporary cash investments to be cash equivalents.

Investments. Investments consist primarily of an external nuclear decommissioning trust fund. At December 31, 1995 and 1994 the trust fund amounted to $134.4 million and $102.2 million, respectively. Investments are stated at market. Earnings on the trust fund are not recognized in income but are included in the accumulated depreciation reserve. See "Nuclear Decommissioning" in this Note A.

Federal Income Tax. The Company provides for deferred federal income taxes with respect to certain benefits realized from depreciation deductions utilized for tax purposes, deferred fuel accounting, unbilled revenues (electricity, gas and steam) included in taxable income, deferrals arising from the rate agreements, and certain other specific items, when approved by the PSC.

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

     In accordance with SFAS 109, "Accounting for Income Taxes," the Company is required to record a deferred income tax liability for substantially all temporary differences between book and tax bases of assets and liabilities at current tax rates, including differences for which deferred taxes have not previously been provided. For regulated enterprises, a regulatory asset is recognized for the latter if the criteria of SFAS 71 are met, that is, it is probable that future revenues will be allowed sufficient in amount to recover the costs for which deferred taxes have not previously been provided. The regulatory asset, stated at the revenue requirement level, amounted to $1,042.3 million and $1,106.0 million at December 31, 1995 and 1994, respectively. These amounts which are included in accumulated deferred federal income tax (see Note H), are not reflected in rate base for rate-making purposes. In 1993 the PSC issued an interim policy statement proposing accounting procedures consistent with SFAS 109 and providing assurances that these future increases in taxes will be recoverable in rates. The final policy statement is not expected to differ materially from the interim policy statement.

     The Company and its subsidiaries file a consolidated federal income tax return. Income taxes are allocated to each company based on its taxable income.

Research and Development Costs. Research and development costs relating to specific construction projects are capitalized. All other such costs are charged to operating expenses as incurred. Research and development costs in 1995, 1994 and 1993, amounting to $45.0 million, $46.8 million and $48.0 million, respectively, were charged to operating expenses. No research and development costs were capitalized in these years.

Estimates. The accompanying consolidated financial statements reflect judgments and estimates made in the application of the above accounting policies.

--------------------------------------------------------------
Note B  Capitalization
--------------------------------------------------------------
Common Stock and Preferred Stock Not Subject to Mandatory Redemption. Each share of Series B preference stock is convertible into 13 shares of common stock at a conversion price of $7.69 per share. During 1995, 1994 and 1993, 3,928 shares,
4,176 shares and 5,208 shares of Series B preference stock were converted into 51,064 shares, 54,288 shares and 67,704 shares of common stock, respectively.

     At December 31, 1995, 639,262 shares of unissued common stock were reserved for conversion of preference stock. The preference stock is subordinate to the $5 Cumulative Preferred Stock and Cumulative Preferred Stock with respect to dividends and liquidation rights.

     Redemption prices of preferred stock other than Series I and Series J (in each case, plus accrued dividends) are as follows:
----------------------------------------------------------------
$5 Cumulative Preferred Stock              $105.00
----------------------------------------------------------------
Cumulative Preferred Stock:
                        Series A           $102.00
                        Series B            102.00
                        Series C            101.00
                        Series D            101.00
                        Series E            101.00
                        Series F            102.50
-----------------------------------------------------------------
Cumulative Preference Stock:
   6% Convertible Series B                 $100.00
-----------------------------------------------------------------

Preferred Stock Subject to Mandatory Redemption. The Company is required to redeem 25,000 of the Series I shares on May 1 of each year in the five-year period commencing with the year 2002 and to redeem the remaining Series I shares on May 1, 2007. The Company is required to redeem the Series J shares on August 1, 2002. In each case, the redemption price is $100 per share plus accrued and unpaid dividends to the redemption date. In addition, the Company may redeem Series I shares at a redemption price of $105.04 per share, plus accrued dividends, if redeemed prior to May 1, 1996 (and thereafter at prices declining annually to $100 per share, plus accrued dividends, after April 30, 2002); provided, however, that prior to May 1, 1997, the Company may not redeem any Series I shares with borrowed funds or proceeds from certain securities issuances having a cost to the Company of less than 7.20 percent per annum.

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

Preferred Stock Refunding. In January 1996 the Company commenced a tender offer for all of its preferred stock except for the Series E and F and the 6% convertible Series B. On February 27, 1996 the tender offer expired (except as to the $5 Cumulative Preferred for which the offer had been terminated) and the Company's Board of Trustees authorized the redemption of the Series E and F. Pursuant to the tender offer, approximately $227 million of preferred stock was tendered. The Company intends to fund the purchase and the redemption by issuing subordinated debentures.

Long-Term Debt. Total long-term debt maturing in the period
1996-2000 is as follows:
----------------------------------------
1996                        $183,524,000
1997                         106,256,000
1998                         200,000,000
1999                         225,000,000
2000                         275,000,000
----------------------------------------

     Substantially all properties and franchises of the Company, other than expressly excepted property, are subject to the liens securing the Company's First and Refunding Mortgage Bonds and the mortgage bonds of acquired companies.

-----------------------------------------------------------------
Note C Lines of Credit
-----------------------------------------------------------------
The Company has bank lines of credit for 1996 amounting to $150 million. The credit lines require average compensating balances of 2.5 percent of the credit lines, with interest on any borrowings to be at prevailing market rates. There are no legal restrictions applicable to the Company's cash balances resulting from its obligation to maintain compensating balances.

----------------------------------------------------------------
Note D Pension Plans
----------------------------------------------------------------
The pension plans for management and bargaining unit employees cover substantially all employees of the Company and are designed to comply with the Employee Retirement Income Security Act of 1974 (ERISA). Contributions are made solely by the Company based on an actuarial valuation, and are not less than the minimum amount required by ERISA. The Company's policy is to fund the actuarially computed net pension cost as such cost accrues. Benefits for management and bargaining unit employees are generally based on a final five-year average pay formula.

     In accordance with SFAS 87, "Employers' Accounting for Pensions," the Company uses the projected unit credit method for determining pension cost. Pension costs for 1995, 1994 and 1993 amounted to $11.4 million, $38.7 million and $46.8 million, respectively, of which $8.9 million for 1995, $30.3 million for 1994 and $37.1 million for 1993 was charged to operating expense. In accordance with SFAS 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," as modified by SFAS 71, pension cost for 1993 included $4.4 million in connection with the special retirement program discussed below. Pension cost for 1995 includes $2.2 million for the amortization of the special retirement program regulatory asset also discussed below, and an actuarially determined credit of $7.3 million representing a prepayment on one of the plans.

     Effective January 1, 1993 the Company adopted the PSC's "Statement of Policy and Order Concerning the Accounting and Ratemaking Treatment for Pensions and Postretirement Benefits Other Than Pensions" (the PSC Policy). The PSC Policy requires certain departures from SFAS 87, including actuarial recognition of investment gains and losses over five years and a 10-year period for amortization of recognized actuarial gains and losses.

     The Company offered a special retirement program in 1993 providing enhanced pension benefits for those employees who met certain eligibility requirements and retired within specific time limits. The incentives offered by the Company fall within the category of special termination benefits as described in SFAS 88. The increase in pension obligations as a result of this program amounted to $33.3 million. In accordance with SFAS 71, the Company charged the equivalent of the first two years of the amortization ($4.4 million) to pension expense in 1993 and established a liability and offsetting regulatory asset for the $28.9 million allocable to future periods. Under an agreement with the PSC, the Company is amortizing the remaining liability over a 13-year period. This is reflected in current rates.

     The components of net periodic pension cost for 1995, 1994 and 1993 were as follows:

-----------------------------------------------------------------
(Millions of Dollars)           1995         1994        1993
-----------------------------------------------------------------
Service cost--benefits earned
  during the period            $ 98.2       $ 103.9      $ 103.2
Interest cost on projected
  benefit obligation            296.7         278.2        252.7
Actual return on plan assets   (865.8)         (3.4)      (500.0)
Unrecognized investment
  gain (loss) deferred          521.6        (322.6)       201.5
Net amortization                (41.5)        (17.4)       (15.0)
                               ----------------------------------
Net periodic pension cost         9.2*         38.7         42.4
                               ----------------------------------
Special retirement program cost    --            --         33.3
Decrease (increase) in
  regulatory asset                2.2            --        (28.9)
                                ---------------------------------
Net special retirement program
 cost                             2.2            --          4.4
                                ---------------------------------
Total pension cost             $ 11.4       $  38.7      $  46.8
-----------------------------------------------------------------
*  Includes a prepayment credit of $7.3 million.

     The funded status of the pension plans as of December 31, 1995, 1994 and 1993 was as follows:

-----------------------------------------------------------------
(Millions of Dollars)           1995          1994        1993
-----------------------------------------------------------------
Actuarial present value of
 benefit obligation:
   Vested                     $3,319.2      $2,813.0     $2,731.9
   Nonvested                     267.9         189.6        212.6
                              -----------------------------------
   Accumulated to date         3,587.1       3,002.6      2,944.5
   Effect of projected future
       compensation levels     1,070.3         786.0        841.5
                               ----------------------------------
   Total projected obligation  4,657.4       3,788.6      3,786.0
Plan assets at fair value      4,775.8       4,046.7      4,154.3
                               ----------------------------------
Plan assets less projected
 benefit obligation              118.4        258.1        368.3
Unrecognized net gain           (240.3)      (401.1)      (522.9)
Unrecognized prior service cost*  85.3         93.9        102.5
Unrecognized net transition
 liability at January 1, 1987*    17.2         20.2         23.2
                                ---------------------------------
Accrued pension cost**        $  (19.4)    $  (28.9 )    $ (28.9)
-----------------------------------------------------------------
 *    Being amortized over approximately 15 years.
 ** Accrued liability for special retirement program less prepayment credit in 1995.

     To determine the present value of the projected benefit obligation in 1995, 1994 and 1993, discount rates of 7 percent, 8 percent and 7.5 percent, respectively, were assumed. A weighted average rate of increase in future compensation levels of 5.8 percent and a long-term rate of return on plan assets of 8.5 percent were assumed for all years.

     The pension plan assets consist primarily of corporate common stock and bonds, group annuity contracts and debt of the United States government and its agencies.

-----------------------------------------------------------------
Note E Postretirement Benefits Other Than Pensions (OPEB)
-----------------------------------------------------------------

The Company has a contributory comprehensive hospital, medical and prescription drug program for all retirees, their dependents and surviving spouses. The Company also provides life insurance benefits for approximately 6,400 retired employees. All of the Company's employees become eligible for these benefits upon retirement except that the amount of life insurance is limited and is available only to management employees and to those bargaining unit employees who participated in the optional program prior to retirement. The Company has reserved the right to amend or terminate these programs.

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

     The Company's policy is to fund in external trusts the actuarially determined annual costs for retiree health and life insurance subject to statutory maximum (and minimum) limits. Rate allowances that are not funded to an external trust accrue interest at the pre-tax rate of return. As of December 31, 1993 the Company had accrued $6.9 million in interest on an unfunded liability of $28.5 million. In 1994 the Company funded both amounts in addition to $0.9 million of interest accrued in 1994.

     The retiree health and life insurance expense for 1995, 1994 and 1993 was determined in accordance with the PSC Policy (see Note D) which requires the Company to defer the difference between the rate allowance for OPEB expense and the OPEB expense determined in accordance with SFAS 106, amortize the transition obligation over 20 years and recognize all gains and losses over a 10-year period in determining the SFAS 106 expense. Current electric, gas and steam rates reflect the increase in expense resulting from the adoption of SFAS 106.

     The cost to the Company for retiree health benefits for 1995, 1994 and 1993 amounted to $65.5 million, $67.1 million and $66.3 million, respectively, of which $51.6 million for 1995, $52.7 million for 1994 and $52.5 million for 1993 was charged to operating expense. The cost of the retiree life insurance plan for 1995, 1994 and 1993 amounted to $18.0 million, $21.6 million and $22.3 million, respectively, of which $14.2 million for 1995, $17.0 million for 1994 and $17.7 million for 1993 was charged to operating expense.

     The components of postretirement benefit (health and life insurance) costs for years 1995, 1994 and 1993 were as follows:

----------------------------------------------------------------
(Millions of Dollars)           1995        1994           1993
----------------------------------------------------------------
Service cost--benefits earned
  during the period           $ 10.7       $11.5           $11.1
Interest cost on accumulated
  postretirement benefit
  obligation                    61.2        56.9            52.2
Actual return on plan assets   (60.8)       (8.4)           (8.5)
Unrecognized investment gain
  (loss) deferred               40.4        (5.7)            2.9
Amortization of transition
  obligation and unrecognized
  net loss                      32.0        34.4            30.9
                                ---------------------------------
Net periodic postretirement
  benefit cost                $ 83.5       $88.7           $88.6
-----------------------------------------------------------------

     The following table sets forth the program's funded status at December 31, 1995, 1994 and 1993:

----------------------------------------------------------------
(Millions of Dollars)           1995        1994            1993
-----------------------------------------------------------------
Accumulated postretirement
  benefit obligation:
  Retirees                   $  447.7     $ 413.9         $ 413.2
  Employees eligible to retire  250.7       167.2           144.2
  Employees not eligible to
    retire                      305.6       204.5           221.5
                              -----------------------------------
  Total projected obligation  1,004.0       785.6           778.9
Plan assets at fair value       322.2       219.1           130.8
                              -----------------------------------
Plan assets less accumulated
postretirement benefit
             obligation       (681.8)      (566.5)        (648.1)
Unrecognized net loss          240.8         11.1           33.4
Unrecognized net transition
 liability at January 1, 1993* 441.0        555.4          586.2
                               ----------------------------------
Accrued postretirement
  benefit cost             $       0     $     0         $ (28.5)
-----------------------------------------------------------------
* Being amortized over a period of 20 years.

     To determine the accumulated postretirement benefit obligation in 1995, 1994 and 1993, discount rates of 7 percent, 8 percent and 7.5 percent, respectively, were assumed. The assumed long-term rate of return on plan assets was 8.5 percent for these years. The health cost trend rate assumed for year 1995 was 10 percent, for the year 1996, 9 percent, and then declining one-half percent per year to 5 percent for year 2004 and thereafter. If the assumed health care cost trend rate were to be increased by one percentage point each year, the accumulated postretirement benefit obligation would increase by approximately $130.9 million and the service cost and interest component of the net periodic postretirement benefit cost would increase by $9.8 million.

      Postretirement plan assets consist of corporate common stock and bonds, group annuity contracts, debt of the United
States government and its agencies and short-term securities.

----------------------------------------------------------------
Note F  Contingencies
----------------------------------------------------------------

Indian Point. Nuclear generating units similar in design to the Company's Indian Point 2 unit have experienced problems of varying severity in their steam generators, which in a number of instances have required steam generator replacement. Inspections of the Indian Point 2 steam generators since 1976 have revealed various problems, some of which appear to have been arrested, but the remaining service life of the steam generators is uncertain and may be shorter than the unit's life. The projected service life of the steam generators is reassessed periodically in the light of the inspections made during scheduled outages of the unit. Based on the latest available data, the Company estimates that steam generator replacement will not be required before 1999, and possibly not until some years later. To avoid procurement delays in the event replacement is necessary, the Company purchased replacement steam generators, which are stored at the site. If replacement of the steam generators is required, such replacement is presently estimated (in 1995 dollars) to require additional expenditures of approximately $107 million (exclusive of replacement power costs) and an outage of approximately six months. However, securing necessary permits and approvals or other factors could require a substantially longer outage if steam generator replacement is required on short notice.

Nuclear Insurance. The insurance policies covering the Company's nuclear facilities for property damage, excess property damage, and outage costs permit assessments under certain conditions to cover insurers' losses. As of December 31, 1995 the highest amount which could be assessed for losses during the current policy year under all of the policies was $31.5 million. While assessments may also be made for losses in certain prior years, the Company is not aware of any losses in such years which it believes are likely to result in an assessment.

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

Environmental Matters. The normal course of the Company's operations necessarily involves activities and substances that expose the Company to potential liabilities under federal, state and local laws protecting the environment. Such liabilities can be material and in some instances may be imposed without regard to fault, or may be imposed for past acts, even though such past acts may have been lawful at the time they occurred. Sources of such potential liabilities include (but are not limited to) the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (Superfund), a 1994 settlement with the New York State Department of Environmental Conservation (DEC), asbestos, and electric and magnetic fields (EMF).

Superfund. By its terms, Superfund imposes joint and several strict liability, regardless of fault, upon generators of hazardous substances for resulting removal and remedial costs and environmental damages. The Company has received process or notice concerning possible claims under Superfund or similar state statutes relating to a number of sites at which it is alleged that hazardous substances generated by the Company (and, in most instances, a large number of other potentially responsible parties) were deposited. Estimates of the investigative, removal, remedial and environmental damage costs (if any) the Company will be obligated to pay with respect to each of these sites range from extremely preliminary to highly refined. Based on these estimates, the Company had accrued a liability at December 31, 1995 of approximately $14.7 million. However, it is possible that material additional costs in amounts not presently determinable may be incurred with respect to these and other sites.

DEC Settlement. In November 1994 the Company agreed to a consent order settling a civil administrative proceeding instituted by the DEC in 1992, alleging environmental violations by the Company. Pursuant to the consent order, the Company has conducted an environmental management systems evaluation and is conducting an environmental compliance audit. The Company also must implement "best management practices" plans for certain facilities and undertake a remediation program at certain sites. At December 31, 1995 the Company had an accrued liability of $19.3 million for these sites. Expenditures for environment-related projects in the five years 1996-2000, including expenditures to comply with the consent order, are currently estimated at $155 million. There will be additional costs, including costs arising out of the compliance audit, the materiality of which is not presently determinable.

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

-----------------------------------------------------------------
Note G  Independent Power Producers (IPPs)
-----------------------------------------------------------------

The Company has contracts with IPPs for 1,798 MW of electric generating capacity already in commercial operation, and commitments for 186 MW of capacity expected to commence operation in 1996 and about 70 MW of capacity expected to commence operation after 1996. Under the three-year electric rate agreement effective April 1, 1995, payments by the Company under the contracts are reflected in rates. Assuming performance by the IPPs, the Company is obligated over the terms of these contracts (which extend for various periods, up to 2034) to make capacity and other fixed (non-energy) payments. In addition, for energy delivered under certain of these contracts, the Company is obligated to pay variable prices that will exceed market prices for energy.

     For the 1,798 MW of capacity in commercial operation, capacity and other fixed (non-energy) payments are estimated for the years 1996-2000 to be $282 million, $287 million, $293 million, $309 million and $432 million. Such payments gradually increase to approximately $500 million in 2013, and thereafter decline significantly.

     Energy payments under the contracts for the years 1996-1999 (assuming performance by the IPPs) will exceed market prices by an average estimated $200 million each year. Beginning in the year 2000, the prices that the Company will be obligated to pay for energy will approximate market levels.

-----------------------------------------------------------------
Note H  Federal Income Tax
-----------------------------------------------------------------
In the case of regulated utilities, SFAS 109 requires recognition in the balance sheet of the revenue requirements to meet the costs of future federal income taxes for temporary differences for which deferred taxes had not previously been provided. The net revenue requirements related to future federal income taxes at December 31, 1995 and 1994 are shown on the following table.

-----------------------------------------------------------------
(Millions of Dollars)                     1995        1994
-----------------------------------------------------------------
Future federal income tax liability
  Temporary differences between the book
  and tax bases of assets and liabilities:
   Property related                        $5,513.3     $5,389.1
   Reserve for injuries and damages           (49.2)       (43.9)
   Other                                       54.5         24.4
                                           ----------------------
   Total                                    5,518.6      5,369.6
                                           ----------------------
Future federal income tax computed
   at statutory rate - 35%                  1,931.5      1,879.4
Less: Accumulated deferred federal income
   taxes previously provided                1,254.0      1,160.5
                                            --------------------
Net future federal income tax expense for
 which deferred taxes have not been provided  677.5        718.9
                                             -------------------
Net revenue requirements for above
(Regulatory asset--future federal
   income taxes)*                            1,042.3     1,106.0
Add: Accumulated deferred federal
  income taxes previously provided           1,254.0     1,160.5
                                             -------------------
Total accumulated deferred
   federal income tax                       $2,296.3    $2,266.5
-----------------------------------------------------------------
* Net revenue requirements will be offset by the amortization to federal income tax expense of accumulated deferred investment tax credits. Including the full effect therefrom, the net revenue requirements related to future federal income taxes at December 31, 1995 and 1994 are $860.8 million and $914.5 million, respectively.

------------------------------------------------------------------------------------------------------------------
Note H  Federal Income Tax, continued
------------------------------------------------------------------------------------------------------------------
Year Ended December 31 (Thousands of Dollars)                   1995                    1994            1993
------------------------------------------------------------------------------------------------------------------
Charged to:    Operations                                   $   396,560           $   438,160      $   366,020
               Other income                                       1,060                   430           (1,010)
------------------------------------------------------------------------------------------------------------------
Total federal income tax                                        397,620               438,590          365,010
------------------------------------------------------------------------------------------------------------------
Reconciliation of reported net income with taxable income
Federal income tax--current                                     328,600               374,500          270,800
Federal income tax--deferred                                     78,330                73,710          106,470
Investment tax credits deferred                                  (9,310)               (9,620)         (12,260)
------------------------------------------------------------------------------------------------------------------
Total federal income tax                                         397,620              438,590          365,010
Net income                                                       723,850              734,270          658,522
------------------------------------------------------------------------------------------------------------------
Income before federal income tax                               1,121,470            1,172,860        1,023,532
------------------------------------------------------------------------------------------------------------------
Effective federal income tax rate                                   35.5%                37.4%            35.7%
------------------------------------------------------------------------------------------------------------------
Adjustments decreasing (increasing) taxable income
Tax depreciation in excess of book depreciation:
       Amounts subject to normalization                          202,230              218,181          226,442
       Other                                                     (85,538)             (94,813)         (90,428)
Deferred recoverable fuel costs                                   61,937              (20,132)          (3,873)
Regulatory accounts receivable                                   (32,827)             (70,771)         (70,814)
Enlightened Energy program costs                                 (25,880)              29,677           59,297
Advance refunding of long-term debt                               (4,268)              (6,814)          86,346
Other--net                                                        34,240               44,263           34,155
------------------------------------------------------------------------------------------------------------------
Total                                                            149,894               99,591          241,125
------------------------------------------------------------------------------------------------------------------
Taxable income                                                   971,576            1,073,269          782,407
------------------------------------------------------------------------------------------------------------------
Federal income tax--current
Amount computed at statutory rate--35%*                          340,052              375,644          273,842
Tax credits                                                      (11,452)              (1,144)          (3,042)
------------------------------------------------------------------------------------------------------------------
Total                                                            328,600              374,500          270,800
------------------------------------------------------------------------------------------------------------------
Charged to:      Operations                                      328,200              374,160          271,140
                 Other income                                        400                  340             (340)
------------------------------------------------------------------------------------------------------------------
Total                                                            328,600              374,500          270,800
------------------------------------------------------------------------------------------------------------------
Federal income tax--deferred
Provisions for deferred federal income taxes consist of the
  following tax effects of timing differences between tax
  and book income:
Tax depreciation in excess of book depreciation                   66,133               72,597           76,193
Deferred recoverable fuel costs                                   21,678               (7,046)          (1,356)
Regulatory accounts receivable                                   (11,489)             (24,770)         (24,785)
Enlightened Energy program costs                                  (9,058)              10,387           20,754
Advance refunding of long-term debt                               (1,494)              (2,385)          30,221
Other--net                                                        12,560               24,927            5,443
------------------------------------------------------------------------------------------------------------------
Total                                                             78,330               73,710          106,470
------------------------------------------------------------------------------------------------------------------
Charged to:   Operations                                          77,670               73,620          107,140
              Other income                                           660                   90             (670)
------------------------------------------------------------------------------------------------------------------
Total                                                       $     78,330          $    73,710      $   106,470
------------------------------------------------------------------------------------------------------------------
* Under rate agreements, the effect of the increase in the statutory rate from 34% to 35% effective January 1, 1993 was deferred until such effect could next be reflected in rates. The deferrals applicable to gas and steam operations were amortized over a twelve-month period which began October 1, 1993 when new rates became effective. For electric operations, deferrals for the year 1993 and the first three months of 1994 were amortized over a twelve-month period which began April 1, 1994 when new electric rates became effective.

--------------------------------------------------------------------------------
Note I Financial Information by Business Segments(a) (Thousands of Dollars)
--------------------------------------------------------------------------------

                                                       Electric                                         Steam
                                        ----------------------------------------          -----------------------------------------
                                           1995          1994            1993                 1995          1994            1993
--------------------------------------------------------------------------------          -----------------------------------------
Operating revenues*                     $5,401,524     $5,152,351     $5,145,010          $   335,694    $   343,916    $   326,888
--------------------------------------------------------------------------------          -----------------------------------------
Operating expenses
Fuel                                       354,086        410,173        446,578              150,018        157,591        158,635
Purchased power                          1,107,223        787,455        812,616                 --             --             --
Other operations and maintenance*        1,372,715      1,372,865      1,403,022               79,929         80,035         78,787
Depreciation and amortization              393,382        364,988        350,590               13,064         10,961          9,909
Taxes, other than federal income           951,095        955,850        994,174               45,788         46,178         46,090
Federal income tax                         339,863        379,584        322,076               12,598         11,577          4,966
--------------------------------------------------------------------------------          -----------------------------------------
Total operating expenses*                4,518,364      4,270,915      4,329,056              301,397        306,342        298,387
--------------------------------------------------------------------------------          -----------------------------------------
Operating income                           883,160        881,436        815,954               34,297         37,574         28,501
--------------------------------------------------------------------------------          -----------------------------------------
Construction expenditures                  538,454        587,189        626,494               27,559         44,957         36,612
--------------------------------------------------------------------------------          -----------------------------------------
Net utility plant**                      9,027,031      8,874,341      8,592,187              399,028        378,748        337,713
Fuel                                        40,444         50,821         53,681                   62             62             74
Other identifiable assets                1,724,005      1,899,182      1,970,998               51,969         48,141         50,555
--------------------------------------------------------------------------------          -----------------------------------------
*Intersegment rentals included in segments' income but eliminated for total Company
        Operating revenues                 $12,116       $11,879         $13,345              $ 1,561        $ 1,409        $ 1,548
        Operating expenses                   2,513         2,331           2,726               13,102         12,733         14,139
-----------------------------------------------------------------------------------------------------------------------------------
                                                           Gas                                         Total Company
                                        ----------------------------------------          -----------------------------------------
                                            1995           1994          1993                 1995           1994          1993
--------------------------------------------------------------------------------          -----------------------------------------
Operating revenues*                     $  815,307     $  891,897     $  810,377          $ 6,536,897    $ 6,373,086    $ 6,265,394
--------------------------------------------------------------------------------          -----------------------------------------
Operating expenses
Fuel                                          --             --             --                504,104        567,764        605,213
Purchased power                               --             --             --              1,107,223        787,455        812,616
Gas purchased for resale                   259,789        341,204        289,708              259,789        341,204        289,708
Other operations and maintenance*          214,818        214,451        212,832            1,651,834      1,652,273      1,677,760
Depreciation and amortization               49,330         46,407         43,231              455,776        422,356        403,730
Taxes, other than federal income           123,349        125,663        119,019            1,120,232      1,127,691      1,159,283
Federal income tax                          44,099         46,999         38,978              396,560        438,160        366,020
--------------------------------------------------------------------------------          -----------------------------------------
Total operating expenses*                  691,385        774,724        703,768            5,495,518      5,336,903      5,314,330
--------------------------------------------------------------------------------          -----------------------------------------
Operating income                           123,922        117,173        106,609            1,041,379      1,036,183        951,064
--------------------------------------------------------------------------------          -----------------------------------------
Construction expenditures                  126,790        125,384        125,962              692,803        757,530        789,068
--------------------------------------------------------------------------------          -----------------------------------------
Net utility plant**                      1,388,344      1,308,119      1,226,256           10,814,403     10,561,208     10,156,156
Fuel and gas in storage                     26,452         50,698         49,091               66,958        101,581        102,846
Other identifiable assets                  177,374        151,628        172,790            1,953,348      2,098,951      2,194,343
Other corporate assets                                                                      1,115,181        966,624        804,020
--------------------------------------------------------------------------------          -----------------------------------------
Total assets                                                                              $13,949,890    $13,728,364    $13,257,365
--------------------------------------------------------------------------------          -----------------------------------------
*Intersegment rentals included in segments' income but eliminated for total Company
        Operating revenues                 $ 1,951        $ 1,790        $ 1,988              $15,628        $15,078        $16,881
        Operating expenses                      13             14             16               15,628         15,078         16,881

** General Utility Plant was allocated to Electric and Gas on the basis of the departmental use of such plant. Pursuant to PSC requirements the Steam department is charged an interdepartmental rent for General Plant used in Steam operations which is credited to the Electric and Gas departments.
--------------------------------------------------------------------------------
(a) The Company supplies electric service in all of New York City (except part of Queens) and most of Westchester County. It also supplies gas in Manhattan, The Bronx and parts of Queens and Westchester, and steam in part of Manhattan.

                                                                              SCHEDULE VIII




                  CONSOLIDATED EDISON COMPANY OF NEW YORK, INC.

                        VALUATION AND QUALIFYING ACCOUNTS
                          YEAR ENDED DECEMBER 31, 1995
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
                               Balance at    Charged to    Charged to                 Balance
                               Beginning     Costs and       Other                    At End
Description                    of Period      Expenses      Accounts    Deductions   of Period

Valuation Accounts
  deducted in the balance
  sheet from the assets to
  which they apply:

Accumulated Provision
  for uncollectible
  accounts receivable:

  Electric, Gas and
    Steam Customers........     $ 21,600      $ 32,589         -         $ 32,589*     $ 21,600

  Other....................         -             -            -             -             -






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

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11.  EXECUTIVE COMPENSATION

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by Part III is incorporated by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held on May 20, 1996. The proxy statement is to be filed pursuant to Regulation 14A not later than 120 days after December 31, 1995, the close of the fiscal year covered by this report.

     In accordance with General Instruction G(3) to Form 10-K other information regarding the Company's Executive Officers may be found in Part I of this report under the caption "Executive
Officers of the Registrant."

                             PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

(a)       Documents filed as part of this report:

     1.   List of Financial Statements

             Consolidated Balance Sheet at December 31, 1995 and
             1994

             Consolidated Income Statement for the years ended
             December 31, 1995, 1994 and 1993

             Consolidated Statement of Cash Flows for the years ended December 31, 1995, 1994 and 1993

             Consolidated Statement of Capitalization at December
             31, 1995 and 1994

             Consolidated Statement of Retained Earnings for the years ended December 31, 1995, 1994 and 1993

             Notes to Consolidated Financial Statements

     2.   List of Financial Statement Schedules

             Valuation and Qualifying Accounts
             (Schedule VIII)

     3.   List of Exhibits

    3.1.1 Restated Certificate of Incorporation filed with the Department of State of the State of New York on December 31, 1984. (Designated in the Company's Annual
          Report on Form 10-K for the year ended December 31, 1989 (File No. 1-1217) as Exhibit 3(a).)

    3.1.2 Certificate of Amendment of Restated Certificate of Incorporation filed with the Department of State of the State of New York on May 16, 1988. (Designated in the Company's Annual Report on Form 10-K for the year ended December 31, 1989 (File No. 1-1217) as Exhibit 3(b).)

    3.1.3 Certificate of Amendment of Restated Certificate of Incorporation filed with the Department of State of the State of New York on June 2, 1989. (Designated in the Company's Annual Report on Form 10-K for the year ended December 31, 1989 (File No. 1-1217) as Exhibit 3(c).)

    3.1.4 Certificate of Amendment of Restated Certificate of Incorporation filed with the Department of State of the State of New York on April 28, 1992. (Designated in the Company's Current Report on Form 8-K, dated April 24, 1992, as Exhibit 4(d).)

    3.1.5 Certificate of Amendment of Restated Certificate of Incorporation filed with the Department of State of the State of New York on August 21, 1992. (Designated in the Company's Current Report on Form 8-K, dated August 20, 1992, as Exhibit 4(e).)

    3.2.1 By-laws of the Company, effective as of July 26, 1994.
          (Designated in the Company's Quarterly Report on Form
          10-Q for the quarter ended June 30, 1994 as Exhibit
          3.2.)

   *3.2.2 Resolution adopted March 26, 1996 by the Board of
          Trustees of the Company amending the Company's
          By-Laws.

   *3.2.3 By-laws of the Company, effective as of May 20, 1996.

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

      4.7 The following Supplemental Participation Agreements supplementing the Participation Agreement, dated as of December 1, 1992, between NYSERDA and the Company, which are designated as follows:
                  Supplemental          Securities Exchange Act
             Participation Agreement        File No. 1-1217
                Number       Date      Form     Date     Exhibit
             1. First      3/15/93     10-Q   6/30/93      4.1
             2. Second     10/1/93     10-Q   9/30/93      4.3
             3. Third      12/1/94     10-K  12/31/94      4.7.3
             4. Fourth      7/1/95     10-Q   6/30/95      4.2

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

                1. First   3/15/93       10-Q   6/30/93    4.2
                2. Second  10/1/93       10-Q   9/30/93    4.4
                3. Third   12/1/94       10-K  12/31/94    4.11.3
                4. Fourth   7/1/95       10-Q   6/30/95    4.3

      4.12 Indenture, dated as of December 1, 1990, between the Company and The Chase Manhattan Bank (National Association), as Trustee (the "Debenture Indenture"). (Designated in the Company's Annual Report on Form 10-K for the year ended December 31, 1990 as Exhibit 4(h).)

     *4.13 First Supplemental Indenture (to the Debenture
           Indenture), dated as of March 6, 1996, between the Company and The Chase Manhattan Bank (National
           Association), as Trustee.

      4.14 The following Forms of the Company's Debentures:

                                      Securities Exchange Act
                                           File No. 1-1217
                 Debenture            Form    Date   Exhibit

           9.70%,  Series 1990 A      8-K   11/29/90    4
          9 3/8%,  Series 1991 A      8-K    6/20/91    4
          7 3/8%,  Series 1992 A      8-K     2/5/92    4(a)
          7 5/8%,  Series 1992 B      8-K     2/5/92    4(b)
           7.60%,  Series 1992 C      8-K    2/25/92    4
          6 1/2%,  Series 1992 D      8-K    8/26/92    4(a)
          7 3/8%,  Series 1992 E      8-K    8/26/92    4(b)
           8.05%,  Series 1992 F      8-K   12/15/92    4
          6 1/4%,  Series 1993 A      8-K    1/13/93    4
          6 1/2%,  Series 1993 B      8-K     2/4/93    4(a)
          6 5/8%,  Series 1993 C      8-K     2/4/93    4(b)
          6 3/8%,  Series 1993 D      8-K     4/7/93    4
           5.30%,  Series 1993 E      8-K    5/19/93    4(a)
           5.70%,  Series 1993 F      8-K    5/19/93    4(b)
          7 1/2%,  Series 1993 G      8-K     6/7/93    4
          7 1/8%   Series 1994 A      8-K     2/8/94    4
     Floating Rate Series 1994 B      8-K     6/29/94   4
          6 5/8%   Series 1995 A      8-K     6/21/95   4

      4.15 Form of the Company's 7 3/4% Quarterly Income Capital Securities (Series A Subordinated Deferrable Interest Debentures). (Designated in the Company's Current Report on Form 8-K, dated February 29, 1996, as
           Exhibit 4.)

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

      10.5 The Con Edison Thrift Savings Plan for Management Employees and Tax Reduction Act Stock Ownership Plan, as amended and restated. (Designated in the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 as Exhibit 10.2.)

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

     10.15 Amendment, dated August 22, 1995, to Employment Contract, dated May 22, 1990, between the Company and Eugene R. McGrath. (Designated as in the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1995 as
           Exhibit 10.3.)

     10.16 Agreement, effective March 1, 1989, between Raymond J. McCann and the Company as to salary and deferred compensation. (Designated in the Company's Annual Report on Form 10-K for the year ended December 31, 1992 as Exhibit 10(p).)

     10.17 Amendment, dated February 27, 1990, to Agreement, effective March 1, 1989, between Raymond J. McCann and the Company. (Designated in the Company's Annual Report on Form 10-K for the year ended December 31, 1989 (File No. 1-1217) as Exhibit 10(w).)

     10.18 Amendment, dated November 27, 1990, to Agreement, effective March 1, 1989, between Raymond J. McCann and the Company. (Designated in the Company's Annual Report on Form 10-K for the year ended December 31, 1990 as Exhibit 10(r).)

     10.19 Amendment, dated March 11, 1992, to Agreement, effective March 1, 1989, between Raymond J. McCann and the Company. (Designated in the Company's Annual
           Report on Form 10-K for the year ended December 31, 1991, as Exhibit 10(p).)

     10.20 Amendment, dated February 18, 1993, to Agreement, effective March 1, 1989, between Raymond J. McCann and the Company. (Designated in the Company's Annual Report on Form 10-K for the year ended December 31, 1992 as Exhibit 10(t).)

     10.21 Amendment, dated March 10, 1993, to Agreement, effective March 1, 1989, between Raymond J. McCann and the Company. (Designated in the Company's Annual
           Report on Form 10-K for the year ended December 31, 1992 as Exhibit 10(u).)

     10.22 Amendment, dated March 10, 1994, to Agreement, effective March 1, 1989, between Raymond J. McCann and the Company. (Designated in the Company's Annual
           Report on Form 10-K for the year ended December 31, 1993 as Exhibit 10.23.)

     10.23 Amendment, dated March 1, 1995, to Agreement, effective March 1, 1989, between Raymond J. McCann and the Company. (Designated in the Company's Annual
           Report on Form 10-K for the year ended December 31, 1994 as Exhibit 10.22.)

    *10.24 Amendment, dated March 28, 1996, to Agreement, effective March 1, 1989, between Raymond J. McCann and the Company.

     10.25 The Consolidated Edison Company of New York, Inc. Executive Incentive Plan adopted by the Company's Board of Trustees on March 23, 1982 as amended through March 30, 1989. (Designated in the Company's Annual Report on Form 10-K for the year ended December 31, 1991, as Exhibit 10(q).)

     10.26 Amendment and Restatement, dated August 26, 1991 and effective as of April 30, 1991, of The Consolidated Edison Company of New York, Inc. Executive Incentive Plan. (Designated in the Company's Annual Report on Form 10-K for the year ended December 31, 1991 as
           Exhibit 10(r).)

     10.27 Amendment and Restatement, dated January 29, 1992 and effective as of December 1, 1991, of The Consolidated Edison Company of New York, Inc. Executive Incentive Plan. (Designated in the Company's Annual Report on Form 10-K for the year ended December 31, 1991 as
           Exhibit 10(s).)

     10.28 The Consolidated Edison Retirement Plan for Management Employees, as amended and restated. (Designated in the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1995 as Exhibit 10.1.).

   * 10.29 Amendment No. 1, dated December 29, 1995, to the
           Consolidated Edison Retirement Plan for Management
           Employees.

     10.30 Con Edison Supplemental Retirement Income Plan, adopted July 22, 1987, effective January 1, 1987. (Designated in the Company's Annual Report on Form 10-K for the year ended December 31, 1992 as Exhibit 10(cc).)

     10.31 Copy of memorandum and resolutions adopted by the Company's Board of Trustees on August 23, 1983 authorizing additional compensation for certain officers of the Company and permitting the deferral by the officers of certain compensation. (Designated in the Company's Annual Report on Form 10-K for the year ended December 31, 1992 as Exhibit 10(dd).)

     10.32 Consolidated Edison Company of New York, Inc.
           Retirement Plan for Trustees, effective as of July 1,
           1988. (Designated in the Company's Annual Report on
           Form 10-K for the year ended December 31, 1992 as
           Exhibit 10(ee).)

     10.33 Amendment No. 1, dated September 28, 1990, to the Consolidated Edison Company of New York, Inc. Retirement Plan for Trustees. (Designated in the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1990 as Exhibit 19(c).)

     10.34 Planning and Supply Agreement, dated March 10, 1989, between the Company and the Power Authority of the State of New York. (Designated in the Company's Annual Report on Form 10-K for the year ended December 31, 1992 as Exhibit 10(gg).)

     10.35 Delivery Service Agreement, dated March 10, 1989, between the Company and the Power Authority of the State of New York. (Designated in the Company's Annual Report on Form 10-K for the year ended December 31, 1992 as Exhibit 10(hh).)

     10.36 Supplemental Medical Plan for the Benefit of the
           Company's officers.  (Designated in the Company's
           Annual Report on Form 10-K for the year ended December
           31, 1991, as Exhibit 10(aa).)

     10.37 The Con Edison Discount Stock Purchase Plan.
           (Designated in the Company's Annual Report on Form
           10-K for the year ended December 31, 1991, as Exhibit
           10(bb).)

    *10.38 Amendment, dated December 29, 1995, to the Con Edison
           Discount Stock Purchase Plan.

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

     10.43 Amendment No. 1, dated October 31, 1994, to the
           Consolidated Edison Retiree Health Program for
           Management Employees.  (Designated in the Company's
           Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1994 as Exhibit 10.3.)

    *10.44 Amendment No. 2, dated December 28, 1994, to the
           Consolidated Edison Retiree Health Program for
           Management Employees.

    *10.45 Amendment No. 3, dated December 29, 1995, to the
           Consolidated Edison Retiree Health Program for
           Management Employees.

    *10.46 Employment Agreement, dated November 28, 1995, between the Company and Peter J. O'Shea, Jr.

    *10.47 Consolidated Edison Company of New York, Inc. 1996
           Stock Option Plan.

     12 Statement of computation of ratio of earnings to fixed charges for the years ended December 31, 1995, 1994, 1993, 1992 and 1991. (Designated in the Company's Current Report on Form 8-K, dated February 29, 1996, as Exhibit 12.)

    *23   Consent of Price Waterhouse LLP.

    *24 Powers of Attorney of each of the persons signing this report by attorney-in-fact.

     27 Financial Data Schedule. (Designated in the Company's Current Report on Form 8-K, dated February 29, 1996, as Exhibit 27.1) (To the extent provided in Rule 402 of Regulation S-T, this exhibit shall not be deemed "filed", or otherwise subject to liabilities, or be deemed part of a registration statement.)

     Exhibits listed above which have been filed with the Securities and Exchange Commission pursuant to the Securities Act of 1933 and the Securities Exchange Act of 1934, and which were designated as noted above, are hereby incorporated by reference and made a part of this report with the same effect as if filed with the report.


     ____________________
     * Filed herewith

(b)  Reports on Form 8-K:

     During the quarter ended December 31, 1995, the Company filed no Current Reports on Form 8-K.

     The Company filed a Current Report on Form 8-K, dated February 29, 1996, reporting (under Item 5) the sale of $275 million aggregate principal amount of its 7 3/4% Quarterly Income Capital Securities (Series A Subordinated Deferrable Interest Debentures), and the expect use of the net proceeds of the sale thereof to refund certain preferred stock of the Company. The Form 8-K included as Exhibits 99.2 and 99.4, respectively, the financial statements included in Item 8 herein and the Management's Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 herein.

                             SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                   CONSOLIDATED EDISON COMPANY OF NEW YORK, INC.

     Date:  March 28, 1996        By     Raymond J. McCann
                                         Raymond J. McCann
                                     Executive Vice President &
                                       Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Date          Signature                  Title

March 28, 1996     Eugene R. McGrath*  Chairman of the Board,
                                     President, Chief Executive
                                         Officer and Trustee
                                   (Principal Executive Officer)

March 28, 1996     Raymond J. McCann*  Executive Vice President
                                      & Chief Financial Officer
                                           and Trustee
                                   (Principal Financial Officer)

March 28, 1996     Joan S. Freilich* Vice President, Controller
                                    and Chief Accounting Officer
                                   (Principal Accounting Officer)
                   E. Virgil Conway*         Trustee
                   Gordon J. Davis*          Trustee
                   Ruth M. Davis*            Trustee
                   Ellen V. Futter*          Trustee
                   Arthur Hauspurg*          Trustee
                   Sally Hernandez-Pinero*   Trustee
                   Peter W. Likins*          Trustee
                   Frederick P. Rose*        Trustee
                   Donald K. Ross*           Trustee
                   Robert G. Schwartz*       Trustee
                   Richard A. Voell*         Trustee
                   Myles V. Whalen, Jr.*     Trustee

March 28, 1996  *By    Raymond J. McCann  Attorney-in-Fact
                       Raymond J. McCann