Form 10-Q
period 1996-03-31
CONSOLIDATED EDISON CO OF NEW YORK INC
filed 1996-05-13
CIK 23632

                            FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C.  20549

                     _______________________


       [x] Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
            FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996


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


                  Yes ___X___         No _______

As of the close of business on April 30, 1996, the Registrant had outstanding 234,973,914 shares of Common Stock ($2.50 par value).

                 PART I. -  FINANCIAL INFORMATION


                CONTENTS                             PAGE NO.

ITEM 1.    FINANCIAL STATEMENTS:

           Consolidated Balance Sheet                  3-4

           Consolidated Income Statements              5-6

           Consolidated Statements of Cash Flows       7-8

           Note to Financial Statements                9-11


ITEM 2.    Management's Discussion and Analysis of    12-22
            Financial Condition and Results of
            Operations



                      _________________________



The following consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments (which include only normal recurring adjustments) necessary to a fair statement of the results for the interim periods presented. These condensed unaudited interim financial statements do not contain the detail, or footnote disclosure concerning accounting policies and other matters, which would be included in full-year financial statements and, accordingly, should be read in conjunction with the Company's audited financial statements (including the notes thereto) included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 1-1217).

                           CONSOLIDATED EDISON COMPANY OF NEW YORK, INC.
                                    CONSOLIDATED BALANCE SHEET
                   AS AT MARCH 31, 1996, DECEMBER 31, 1995 AND MARCH 31, 1995

                                                                     As At
                                                 March 31, 1996  Dec. 31, 1995  March 31, 1995
                                                             (Thousands of Dollars)
ASSETS

Utility plant, at original cost
  Electric                                        $ 11,344,951    $ 11,319,622   $ 11,047,944
  Gas                                                1,560,433       1,537,296      1,453,102
  Steam                                                513,345         462,975        436,679
  General                                            1,108,114       1,085,795      1,037,752
      Total                                         14,526,843      14,405,688     13,975,477
    Less: Accumulated depreciation                   4,125,708       4,036,954      3,826,672
      Net                                           10,401,135      10,368,734     10,148,805
  Construction work in progress                        338,666         360,457        362,694
  Nuclear fuel assemblies and components,
    less accumulated amortization                       78,896          85,212         92,945

                             Net utility plant      10,818,697      10,814,403     10,604,444

Current assets
  Cash and temporary cash investments                  103,232         342,292        111,385
  Accounts receivable - customers, less
    allowance for uncollectible accounts
    of $22,128, $21,600 and $22,102                    586,578         497,215        471,825
  Other receivables                                     44,789          45,558         62,295
  Regulatory accounts receivable                          (883)         (6,481)        33,631
  Fuel, at average cost                                 41,533          40,506         59,456
  Gas in storage, at average cost                        8,453          26,452         32,443
  Materials and supplies, at average cost              219,421         221,026        229,681
  Prepayments                                          171,808          66,148        173,265
  Other current assets                                  14,619          15,126         13,922

                          Total current assets       1,189,550       1,247,842      1,187,903

Investments and nonutility property                    157,422         145,646        118,206

Deferred charges
  Enlightened Energy program costs                     134,261         144,282        170,748
  Unamortized debt expense                             131,244         133,812        136,071
  Power contract termination costs                      93,696         105,408        170,361
  Other deferred charges                               328,253         316,237        324,678

                        Total deferred charges         687,454         699,739        801,858

Regulatory asset-future federal
  income taxes                                       1,029,062       1,042,260      1,085,014

                                         Total    $ 13,882,185    $ 13,949,890   $ 13,797,425


The accompanying note is an integral part of these financial statements.

                          CONSOLIDATED EDISON COMPANY OF NEW YORK, INC.
                                   CONSOLIDATED BALANCE SHEET
                   AS AT MARCH 31, 1996, DECEMBER 31, 1995 AND MARCH 31, 1995

                                                                    As At
                                               March 31, 1996  Dec. 31, 1995  March 31, 1995
                                                         (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES
Capitalization
  Common stock, authorized 340,000,000 shares;
   outstanding 234,968,376 shares, 234,956,299
    shares and 234,914,842 shares                $  1,478,341    $  1,464,305   $  1,463,986
  Capital stock expense                               (35,036)        (38,606)       (38,846)
  Retained earnings                                 4,144,779       4,097,035      3,960,340
                         Total common equity        5,588,084       5,522,734      5,385,480
  Preferred stock
    Subject to mandatory redemption
      7.20%  Series I                                  47,500          50,000         50,000
      6-1/8% Series J                                  37,050          50,000         50,000
                  Total subject to mandatory
                        redemption                     84,550         100,000        100,000
    Other preferred stock
      $ 5 Cumulative Preferred                        175,000         175,000        175,000
        5-3/4%  Series  A                               7,061          60,000         60,000
        5-1/4%  Series  B                              13,844          75,000         75,000
        4.65%   Series  C                              15,330          60,000         60,000
        4.65%   Series  D                              22,233          75,000         75,000
        5-3/4%  Series  E                                -             50,000         50,000
        6.20%   Series  F                                -             40,000         40,000
        6% Convertible Series B                         4,824           4,917          5,236
                 Total other preferred stock          238,292         539,917        540,236
                       Total preferred stock          322,842         639,917        640,236
  Long-term debt                                    4,189,242       3,917,244      3,926,754
                        Total capitalization       10,100,168      10,079,895      9,952,470
Noncurrent liabilities
  Obligations under capital leases                     44,610          45,250         47,167
  Other noncurrent liabilities                         78,941          75,907         72,322
                Total noncurrent liabilities          123,551         121,157        119,489
Current liabilities
  Long-term debt due within one year                   82,812         183,524        111,171
  Accounts payable                                    384,561         420,852        328,061
  Customer deposits                                   157,856         158,366        161,435
  Accrued taxes                                        94,035          24,374         69,146
  Accrued interest                                     71,544          89,374         71,370
  Accrued wages                                        75,602          76,459         85,463
  Other current liabilities                           163,695         168,477        158,753
                   Total current liabilities        1,030,105       1,121,426        985,399
Provisions related to future federal income
  taxes and other deferred credits
  Accumulated deferred federal income tax           2,330,716       2,296,284      2,331,508
  Accumulated deferred investment tax credits         179,140         181,420        189,184
  Other deferred credits                              118,505         149,708        219,375
                      Total deferred credits        2,628,361       2,627,412      2,740,067
                                      Total      $ 13,882,185    $ 13,949,890   $ 13,797,425

The accompanying note is an integral part of these financial statements.

                       CONSOLIDATED EDISON COMPANY OF NEW YORK, INC.
                               CONSOLIDATED INCOME STATEMENT
                    FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                                              1996           1995
                                                            (Thousands of Dollars)
Operating revenues
  Electric                                                $ 1,286,268    $ 1,223,308
  Gas                                                         406,864        318,956
  Steam                                                       174,233        126,521
                             Total operating revenues       1,867,365      1,668,785
Operating expenses
  Fuel                                                        183,888        113,846
  Purchased power                                             303,999        247,684
  Gas purchased for resale                                    180,840        111,038
  Other operations                                            277,311        282,109
  Maintenance                                                 125,025        131,489
  Depreciation and amortization (A)                           132,565        109,157
  Taxes, other than federal income tax                        306,036        275,766
  Federal income tax                                          105,040        117,640
                             Total operating expenses       1,614,704      1,388,729

Operating income                                              252,661        280,056

Other income (deductions)
  Investment income                                             1,438          1,355
  Allowance for equity funds used during construction             513          1,513
  Other income less miscellaneous deductions                     (677)          (402)
  Federal income tax                                             (420)          (470)
                                   Total other income             854          1,996

Income before interest charges                                253,515        282,052

Interest on long-term debt                                     74,369         74,556
Other interest                                                  4,852          7,203
Allowance for borrowed funds used during construction            (241)          (736)
                                 Net interest charges          78,980         81,023

Net income                                                    174,535        201,029
Preferred stock dividend requirements                           6,035          8,893
Gain on refunding of preferred stock (A)                       13,943           -
Net income for common stock                               $   182,443    $   192,136

Common shares outstanding - average (000)                     234,963        234,910
Earnings per share                                          $     .78      $     .82
Dividends declared per share of common stock                $     .52      $     .51

Sales
  Electric (Thousands of Kwhrs.)
    Con Edison Customers                                    9,173,421      8,838,301
    Deliveries for NYPA and Other Customers                 2,319,834      2,256,464
    Service for Municipal Agencies                            107,455        107,163
      Total Sales in Service Territory                     11,600,710     11,201,928
    Off-System Sales                                          160,703        852,449(B)
  Gas (Dekatherms)
    Firm                                                   44,842,439     38,820,824
    Off-Peak Firm/Interruptible                             6,854,310      5,329,281
      Total Sales to Con Edison Customers                  51,696,749     44,150,105
    Transportation of Customer-Owned Gas                      638,990      5,646,612
    Off-System Sales                                        3,848,951         89,487
      Total Sales and Transportation                       56,184,690     49,886,204
  Steam (Thousands of Pounds)                              11,864,687     10,310,693
(A) The gain resulting from the preferred stock refunding in the first quarter of 1996 was applied to reduce net utility plant by an additional provision for depreciation.
(B) Includes 423,376 thousands of Kwhrs. subsequently purchased by the Company for sale to its customers.

The accompanying note is an integral part of these financial statements.

                       CONSOLIDATED EDISON COMPANY OF NEW YORK, INC.
                               CONSOLIDATED INCOME STATEMENT
                    FOR THE TWELVE MONTHS ENDED MARCH 31, 1996 AND 1995
                                                              1996           1995
                                                             (Thousands of Dollars)
Operating revenues
  Electric                                                $ 5,452,368    $ 5,215,989
  Gas                                                         901,264        815,000
  Steam                                                       381,844        313,122
                             Total operating revenues       6,735,476      6,344,111
Operating expenses
  Fuel                                                        574,146        527,547
  Purchased power                                           1,163,538        847,092
  Gas purchased for resale                                    329,591        273,695
  Other operations                                          1,134,934      1,149,992
  Maintenance                                                 505,638        504,086
  Depreciation and amortization (A)                           479,182        427,747
  Taxes, other than federal income tax                      1,150,502      1,112,489
  Federal income tax                                          383,960        450,350
                             Total operating expenses       5,721,491      5,292,998

Operating income                                            1,013,985      1,051,113

Other income (deductions)
  Investment income                                            17,049         11,548
  Allowance for equity funds used during construction           2,763          7,795
  Other income less miscellaneous deductions                   (8,424)       (13,653)
  Federal income tax                                           (1,010)           (20)
                                   Total other income          10,378          5,670

Income before interest charges                              1,024,363      1,056,783

Interest on long-term debt                                    301,729        293,143
Other interest                                                 26,604         21,151
Allowance for borrowed funds used during construction          (1,326)        (3,500)
                                 Net interest charges         327,007        310,794

Net income                                                    697,356        745,989
Preferred stock dividend requirements                          32,706         35,581
Gain on refunding of preferred stock (A)                       13,943           -
Net income for common stock                               $   678,593    $   710,408

Common shares outstanding - average (000)                     234,943        234,879
Earnings per share                                          $    2.89      $    3.02
Dividends declared per share of common stock                $    2.05      $    2.01

Sales
  Electric (Thousands of Kwhrs.)
    Con Edison Customers                                   37,293,488     36,618,521
    Deliveries for NYPA and Other Customers                 8,919,160      8,759,400
    Service for Municipal Agencies                            457,020        424,473
      Total Sales in Service Territory                     46,669,668     45,802,394
    Off-System Sales (B)                                    4,343,726      2,313,886
  Gas (Dekatherms)
    Firm                                                   96,745,941     87,006,114
    Off-Peak Firm/Interruptible                            16,997,841     15,217,022
      Total Sales to Con Edison Customers                 113,743,782    102,223,136
    Transportation of Customer-Owned Gas                   25,353,567     23,490,160
    Off-System Sales                                        7,135,839         89,487
      Total Sales and Transportation                      146,233,188    125,802,783
  Steam (Thousands of Pounds)                              30,979,774     27,881,815
(A) The gain resulting from the preferred stock refunding in the first quarter of 1996 was applied to reduce net utility plant by an additional provision for depreciation.
(B) Includes 2,243,461 and 423,376 thousands of Kwhrs., respectively, subsequently purchased by the Company for sale to its customers.

The accompanying note is an integral part of these financial statements.


                          CONSOLIDATED EDISON COMPANY OF NEW YORK, INC.
                              CONSOLIDATED STATEMENT OF CASH FLOWS
                      FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995


                                                              1996            1995
                                                             (Thousands of Dollars)
 Operating activities
    Net income                                             $ 174,535       $ 201,029
    Principal non-cash charges (credits) to income
      Depreciation and amortization                          132,565         109,157
      Federal income tax deferred                             44,890          86,410
      Common equity component of allowance
        for funds used during construction                      (485)         (1,426)
      Other non-cash charges                                 (18,173)        (16,128)
    Changes in assets and liabilities
      Accounts receivable - customers, less
        allowance for uncollectibles                         (89,363)        (31,329)
      Regulatory accounts receivable                          (5,598)         (7,285)
      Materials and supplies, including fuel
        and gas in storage                                    18,577           9,745
      Prepayments, other receivables and
        other current assets                                (104,384)       (118,084)
      Enlightened Energy program costs                        10,021            (547)
      Power contract termination costs                        (2,601)         (5,178)
      Accounts payable                                       (36,291)        (46,408)
      Accrued income taxes                                    61,054          31,819
      Other - net                                                  9         (65,733)
        Net cash flows from operating activities             184,756         146,042


  Investing activities including construction
      Construction expenditures                             (130,888)       (144,057)
      Nuclear fuel expenditures                                 (655)         (2,573)
      Contributions to nuclear decommissioning trust         (12,127)         (2,917)
      Common equity component of allowance
         for funds used during construction                      485           1,426
         Net cash flows from investing activities
           including construction                           (143,185)       (148,121)

  Financing activities including dividends
      Issuance of long-term debt                             275,000            -
      Retirement of long-term debt                          (103,206)         (2,924)
      Advance refunding of preferred stock                  (316,982)           -
      Issuance and refunding costs                            (8,652)           (135)
      Common stock dividends                                (122,182)       (119,805)
      Preferred stock dividends                               (4,609)         (8,893)
        Net cash flows from financing activities
          including dividends                               (280,631)       (131,757)

  Net decrease in cash and temporary
    cash investments                                        (239,060)       (133,836)

  Cash and temporary cash investments
    at January 1                                             342,292         245,221

  Cash and temporary cash investments
    at March 31                                            $ 103,232       $ 111,385

  Supplemental disclosure of cash flow information
    Cash paid during the period for:
      Interest                                             $  93,854       $  85,499
      Income taxes                                              -               -

The accompanying note is an integral part of these financial statements.

                        CONSOLIDATED EDISON COMPANY OF NEW YORK, INC.
                              CONSOLIDATED STATEMENT OF CASH FLOWS
                     FOR THE TWELVE MONTHS ENDED MARCH 31, 1996 AND 1995


                                                              1996            1995
                                                             (Thousands of Dollars)
 Operating activities
    Net income                                             $ 697,356       $ 745,989
    Principal non-cash charges (credits) to income
      Depreciation and amortization                          479,182         427,747
      Federal income tax deferred                             27,500         162,890
      Common equity component of allowance
        for funds used during construction                    (2,605)         (7,348)
      Other non-cash charges                                 (49,600)         23,621
    Changes in assets and liabilities
      Accounts receivable - customers, less
        allowance for uncollectibles                        (114,753)         56,136
      Regulatory accounts receivable                          34,514          29,379
      Materials and supplies, including fuel
        and gas in storage                                    52,173          (2,387)
      Prepayments, other receivables and
        other current assets                                  18,266          (4,692)
      Enlightened Energy program costs                        36,487         (25,774)
      Power contract termination costs                        57,964         (67,554)
      Federal income tax refund                              (52,937)         (9,643)
      Accounts payable                                        56,500           5,093
      Accrued income taxes                                    20,685         (87,843)
      Other - net                                             54,440        (120,921)
        Net cash flows from operating activities           1,315,172       1,124,693

  Investing activities including construction
      Construction expenditures                             (679,634)       (772,424)
      Nuclear fuel expenditures                              (10,922)        (46,269)
      Contributions to nuclear decommissioning trust         (28,103)        (11,669)
      Common equity component of allowance
        for funds used during construction                     2,605           7,348
        Net cash flows from investing activities
          including construction                            (716,054)       (823,014)

  Financing activities including dividends
      Issuance of long-term debt                             503,285         250,000
      Retirement of long-term debt and preferred stock      (111,171)       (133,896)
      Advance refunding of long-term debt                   (155,699)           -
      Advance refunding of preferred stock                  (316,982)           -
      Issuance and refunding costs                           (13,786)         (3,781)
      Common stock dividends                                (481,639)       (472,141)
      Preferred stock dividends                              (31,279)        (35,581)
        Net cash flows from financing activities
          including dividends                               (607,271)       (395,399)

  Net decrease in cash and temporary
    cash investments                                          (8,153)        (93,720)

  Cash and temporary cash investments
    at beginning of period                                   111,385         205,105

  Cash and temporary cash investments
    at March 31                                            $ 103,232       $ 111,385

  Supplemental disclosure of cash flow information
    Cash paid during the period for:
      Interest                                             $ 318,308       $ 278,681
      Income taxes                                           344,754         375,533

The accompanying note is an integral part of these financial statements.

- ----------------------------------------------------------------
Contingency Note
- ----------------------------------------------------------------

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

Nuclear Insurance. The insurance policies covering the Company's nuclear facilities for property damage, excess property damage, and outage costs permit assessments under certain conditions to cover insurers' losses. As of March 31, 1996 the highest amount which could be assessed for losses during the current policy year under all of the policies was $31.1 million. While assessments may also be made for losses in certain prior years, the Company is not aware of any losses in such years which it believes are likely to result in an assessment.

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

Superfund. By its terms, Superfund imposes joint and several strict liability, regardless of fault, upon generators of hazardous substances for resulting removal and remedial costs and environmental damages. The Company has received process or notice concerning possible claims under Superfund or similar state statutes relating to a number of sites at which it is alleged that hazardous substances generated by the Company (and, in most instances, a large number of other potentially responsible parties) were deposited. Estimates of the investigative, removal, remedial and environmental damage costs (if any) the Company will be obligated to pay with respect to each of these sites range from extremely preliminary to highly refined. Based on these estimates, the Company had accrued a liability at March 31, 1996 of approximately $14.1 million. There will be additional costs with respect to these and possibly other sites, the materiality of which is not presently determinable.

DEC Settlement. In November 1994 the Company agreed to a consent order settling a civil administrative proceeding instituted by the DEC in 1992, alleging environmental violations by the Company. Pursuant to the consent order, the Company has conducted an environmental management systems evaluation and is conducting an environmental compliance audit. The Company also must implement "best management practices" plans for certain facilities and undertake a remediation program at certain sites. At March 31, 1996 the Company had an accrued liability of $18.7 million for these sites. Expenditures for environment-related projects in the five years 1996-2000, including expenditures to comply with the consent order, are currently estimated at $155 million. There will be additional costs, including costs arising out of the compliance audit, the materiality of which is not presently determinable.

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

                MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS

            The following discussion and analysis relates to the interim financial statements appearing in this report and should be read in conjunction with Management's Discussion and Analysis appearing in Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 1-1217). Reference is made to the note to the financial statements in Item 1 of this report, which note is incorporated herein by reference.

LIQUIDITY AND CAPITAL RESOURCES

            Cash and temporary cash investments were $103.2 million at March 31, 1996 compared with $342.3 million at December 31, 1995 and $111.4 million at March 31, 1995. The
Company's cash balances reflect the timing and amounts of external financing.

            In January 1996 the Company commenced a tender offer for certain series of its preferred stock. Shareholders tendered approximately $227 million of such preferred stock pursuant to the offer, which expired on February 27, 1996. In addition, the Company called $90 million of its preferred stock for redemption on March 30, 1996. These retirements and related expenses were funded with proceeds from $275 million of 7-3/4 percent subordinated debentures issued on March 6, 1996 and due on March 31, 2031 and cash of $25 million. The present value revenue-equivalent savings of these transactions was approximately $42 million. The net gain on these transactions of $13.9 million (after write-off of capital stock expense on redeemed stock) did not affect earnings per share due to an equivalent amount of provision for depreciation of utility plant recorded in the first quarter of 1996. The increases in depreciation expense for the three and twelve-month periods ending March 31, 1996 compared with the corresponding 1995 periods reflect this additional depreciation expense.

            On May 1, 1996 the Company issued $100 million of 7-3/4 percent Debentures Series 1996 A, due June 1, 2026, at a price to the public of 98.002 percent and a yield of 7.924 percent. The proceeds will be used to redeem, on June 1, 1996, the $95.3 million outstanding balance of the Company's 9-3/8 percent Debentures, Series 1991 A, due June 1, 2026. The other $79.7 million of the original $175 million Series 1991 A Debentures had been retired through a tender offer in 1993.

            The Company expects to finance the balance of its capital requirements for the remainder of 1996 and 1997, including $187 million for securities maturing during this period, from internally generated funds and external financings of about $150 million, most, if not all, of which will be debt issues.

            Customer accounts receivable, less allowance for uncollectible accounts, amounted to $586.6 million at March 31, 1996 compared with $497.2 million at December 31, 1995 and $471.8 million at March 31, 1995. In terms of equivalent days of revenue outstanding (ENDRO), these amounts represented 28.7, 27.6 and
27.2 days, respectively. The increase in amount and in ENDRO in 1996 reflects increases in sales revenues and timing differences in billing and collection schedules.

            The regulatory accounts receivable negative balances of $.9 million at March 31, 1996 and $6.5 million at December 31, 1995 represent amounts to be refunded to customers. The regulatory accounts receivable of $33.6 million at March 31, 1995 represented amounts to be recovered from customers. These balances include amounts accrued under the electric revenue adjustment mechanisms (ERAM), modified ERAM and incentive provisions of the Company's electric and gas rate agreements referred to below.

            The changes in regulatory accounts receivable during the first three months of 1996 were as follows:

                                                1996
                         Balance             Recoveries  Balance
                         Dec. 31,     1996      from    March 31,
(Millions of Dollars)      1995*    Accruals*Customers**   1996*
ERAM/Modified ERAM       $(37.7)    $   .4     $   -     $(37.3)
Electric Incentives
  Enlightened Energy
   program                 19.7        6.2         -       25.9
  Customer service          4.0        2.1         -        6.1
  Fuel and purchased
   power                    1.9        2.1       (3.3)       .7
Gas Incentives
  System improvement        4.6         -        (1.5)      3.1
  Customer service          1.0         -         (.4)       .6
 Total                   $ (6.5)    $ 10.8     $ (5.2)   $  (.9)

* Negative amounts are refundable; positive amounts are recoverable.
**Negative amounts have been recovered.

            Gas in storage decreased $18.0 million in the first quarter of 1996, reflecting high levels of gas sendout as a result of colder than normal winter weather.

            In January 1996 the Company made a $224 million semi-annual payment to New York City for property taxes. Prepayments and other current assets at March 31, 1996 include the unamortized portion ($111.8 million) of this payment.

            Enlightened Energy program costs are generally recoverable over a five-year period. Program costs have declined and are expected to continue to decline in future periods, resulting in lower deferred balances as recoveries exceed new expenditures.

            Interest coverage under the SEC formula for the twelve months ended March 31, 1996 was 4.11 times compared with
4.20 times for the year 1995 and 4.59 times for the twelve months ended March 31, 1995. The decline in interest coverage reflects a lower level of pre-tax earnings.

1995 Electric Rate Agreement

            In April 1995 the New York Public Service Commission
(PSC) approved a three-year electric rate agreement effective April 1, 1995. The agreement provided for no increase in base electric revenues in the first rate year and possible, but limited, increases in years two and three. For details of the agreement, see the Management's Discussion and Analysis appearing in Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995, under the heading "Liquidity and Capital Resources - 1995 Electric Rate Agreement."

            The agreement provides that the Company will retain 50 percent of earnings (excluding incentive earnings) in excess of 50 basis points above the allowed return on equity but not more than 150 basis points above the allowed return, and will defer the balance for customer benefit. For the first rate year of the electric rate agreement, the twelve months ended March 31, 1996, the Company's actual rate of return on electric common equity, excluding incentives, exceeded the sharing threshold of
11.6 percent, principally due to increased productivity, and a provision for excess earnings of $8.4 million was set aside for the future benefit of customers.

            In March 1996 the PSC approved a $19 million reduction to base electric rates for the second year of the rate agreement, effective April 1, 1996. The decrease reflects a lower allowed rate of return on common equity (10.31 percent excluding incentives) and a refund to customers under the modified ERAM mechanism, offset in part by increases in pension and retiree health benefit expenses and IPP capacity costs.

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

            For details of the October 1994 three-year gas and steam rate agreements, see Management's Discussion and Analysis appearing in Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995 under the heading "Liquidity and Capital Resources - Gas and Steam Rate Agreements."

Credit Ratings

            The Company's senior debt (first mortgage bonds) is rated Aa3, A+ and AA- by Moody's Investors Service (Moody's), Standard & Poor's (S&P) and Duff and Phelps, Inc., respectively. The Company has not issued first mortgage bonds since 1974. As of March 31, 1996, one $75 million issue of first mortgage bonds remains outstanding, which will mature in December 1996. The Company's unsecured debentures and tax-exempt debt are rated A1, A+ and A+ by Moody's, S&P and Duff and Phelps, respectively. The Company's subordinated debentures are rated A2, A and A+ by Moody's, S&P and Duff and Phelps, respectively.

Competition - New York State and Federal Initiatives

            The PSC is expected to issue an order in the second quarter of 1996 in its generic "competitive opportunities" proceeding to investigate whether and how to introduce increased competition in the electric utility industry in the State. The order is not expected to conclude the PSC's review of competition and related issues.

            It is not possible to predict the outcome of the proceeding or its impact upon the Company. The outcome could adversely affect the Company's eligibility to apply Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation," which, pursuant to SFAS No. 101, "Accounting for Discontinuation of Application of FASB Statement No. 71," and SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," could then require a material write-down of assets, the amount of which is not yet determinable.

            On April 24, 1996 the Federal Energy Regulatory Commission (FERC) issued its final order requiring electric utilities to file non-discriminatory open access transmission tariffs that would be available to wholesale sellers and buyers of electric energy and to allow utilities to recover related legitimate and verifiable stranded costs.

            The Company is currently analyzing the final order to determine its impact. The Company participates in the wholesale electric market primarily as a buyer, and in this regard should benefit if the rules adopted result in lower wholesale prices for its purchases of electricity for its retail customers.

            For details of the New York State and FERC initiatives towards competition, see the Management's Discussion and Analysis appearing in Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995 under the heading "Liquidity and Capital Resources - Competition."

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

RESULTS OF OPERATIONS

            Net income for common stock for the first quarter and twelve months ended March 31, 1996 was lower than in the corresponding 1995 periods by $9.7 million ($.04 a share) and $31.8 million ($.13 a share), respectively. These results reflect the three-year electric rate agreement effective April 1, 1995, which provides for generally more limited opportunities for earning incentives.

            In reviewing period-to-period comparisons, it should be noted that not all changes in sales volume affected operating revenues. Under the ERAM and the modified ERAM, discussed below, except for the variation attributed to a change in number of customers under the modified ERAM, most increases (or decreases) in electric sales revenues compared with revenues forecast pursuant to the electric rate agreement are deferred for subsequent credit (or billing) to customers. Under the weather normalization clause in the Company's gas tariff, most weather-related variations in gas sales do not affect gas revenues.

                                                    Increases (Decreases)
                                        Three Months Ended      Twelve Months Ended
                                          March 31, 1996           March 31, 1996
                                          Compared With            Compared With
                                        Three Months Ended      Twelve Months Ended
                                          March 31, 1995           March 31, 1995
                                        Amount     Percent        Amount    Percent
                                                    (Amounts in Millions)
      Operating revenues                 $ 198.6      11.9%        $ 391.4      6.2%
      Fuel - electric and steam             70.1      61.5            46.6      8.8
      Purchased power - electric            56.3      22.7           316.5     37.4
      Gas purchased for resale              69.8      62.9            55.9     20.4
      Operating revenues less
        fuel and purchased power
        and gas purchased for resale
        (Net revenues)                       2.4       0.2           (27.6)    (0.6)
      Other operations and
        maintenance                        (11.3)     (2.7)          (13.5)    (0.8)
      Depreciation and amortization (A)     23.4      21.4            51.4     12.0
      Taxes, other than federal
        income tax                          30.3      11.0            38.0      3.4
      Federal income tax                   (12.6)    (10.7)          (66.4)   (14.7)
      Operating income                     (27.4)     (9.8)          (37.1)    (3.5)
     Other income less deductions
        and related federal income tax      (1.1)     57.2             4.7     83.0
      Interest charges                      (2.0)     (2.5)           16.2      5.2
      Net income                           (26.5)    (13.2)          (48.6)    (6.5)
      Preferred stock dividend
        requirement                         (2.9)    (32.1)           (2.9)    (8.1)
      Gain on refunding of
        preferred stock (A)                 13.9        -             13.9       -
      Net income for common stock        $  (9.7)     (5.0)%       $ (31.8)    (4.5)%

     (A) See discussion above under Liquidity and Capital Resources.

First Quarter 1996 Compared with
First Quarter 1995

            Net revenues (operating revenues less fuel, purchased power and gas purchased for resale) increased $2.4 million in the first quarter of 1996 compared with the 1995 period. Electric net revenues decreased $35.2 million and gas and steam net revenues increased $18.1 million and $19.5 million, respectively.

            Total electric revenues in the 1996 period were higher than in the corresponding 1995 period, largely reflecting recovery of higher fuel and purchased power costs. Net electric revenues for the first quarter of 1996 reflect an accrual of $.4 million under the modified ERAM, reflecting net revenues below the forecast level, compared with an accrual of $7.1 million in the 1995 period. The 1995 electric rate agreement added to the ERAM a revenue per customer (RPC) mechanism (modified ERAM) which excludes from adjustment those variances in the Company's electric revenues which result from changes in the number of customers in each electric service classification. Net electric revenues for the first quarter of 1996 include $6.8 million earned under the RPC mechanism.

            Electric net revenues for the first quarter of 1996
include $10.4 million, compared with $21.2 million for the 1995 period, for incentives earned under the provisions of the 1995 and 1992 electric rate agreements, respectively.

            The accounting provisions of the 1992 and 1995 electric rate agreements for Indian Point Unit 2 refueling and maintenance outages decreased electric net revenues for the first quarter of 1996 compared with the 1995 period by $19.9 million;
related expenses decreased in like amount.

            Electric sales, excluding off-system sales, in the first quarter of 1996 compared with the 1995 period were:

                                           Millions of Kwhrs.
                             1st Quarter  1st Quarter              Percent
    Description                 1996         1995      Variation  Variation

Residential/Religious           2,710        2,570        140        5.4%
Commercial/Industrial           6,311        6,119        192        3.1%
Other                             153          149          4        2.7%

Total Con Edison Customers      9,174        8,838        336        3.8%

NYPA, Municipal Agency
 and Other Sales                2,427        2,364         63        2.7%

Total Service Area             11,601       11,202        399        3.6%

            Gas and steam revenues in the 1996 period reflect rate increases effective October 1995. Gas net revenues for the first quarter of 1996 also reflect an increase in non-weather related firm sales compared with the 1995 period.

            For the first quarter of 1996 firm gas sales volume increased 15.5 percent and steam sales volume increased 15.1 percent compared with the 1995 period due to colder than normal 1996 winter weather compared with warmer than normal 1995 winter weather. Steam net revenues for the period reflect the effect of this weather variation because there is no weather normalization provision for steam revenues.

            After adjustment for comparability in both periods, primarily for variations in weather, electric sales volume in the Company's service territory increased 1.6 percent in the first quarter of 1996, firm gas sales volume increased 3.3 percent and steam sales volume increased 1.7 percent.

            Electric fuel costs increased $41.9 million in the 1996 period, largely because of increased sendout and higher unit cost of fuel. Purchased power costs increased in the first quarter of 1996 by $56.3 million over the 1995 period due to the relatively high cost that the Company is required to pay under its IPP contracts and the increased cost of short-term power purchases, partially offset by reduced unit purchases. The variations in fuel and purchased power costs also reflect the availability of the Company's Indian Point Unit 2 nuclear generating station, which was operating during most of the 1996 period but was out of service for refueling and maintenance for a large part of the 1995 period. Steam fuel costs increased $28.2 million due to increased sendout and higher unit cost of fuel. Gas purchased for resale increased $69.8 million, reflecting increased sendout and higher unit cost of purchased gas.

            Other operations and maintenance expenses decreased $11.3 million for the first quarter of 1996 compared with the 1995 period, due primarily to lower production expenses, since there was a refueling and maintenance outage of Indian Point Unit 2 in the 1995 period but none in 1996, offset in part by increased distribution costs related to the inclement winter weather.

            Depreciation and amortization increased $23.4 million in the first quarter of 1996 due to higher plant balances and the provision for depreciation expense of $13.9 million corresponding to the amount of the gain on the refunding of preferred stock, discussed above.

            Taxes other than federal income tax increased $30.3
million in the first quarter of 1996 compared with the 1995
period due principally to increased property taxes ($10.5 million) and revenue taxes ($14.4 million).

             Federal income tax decreased $12.6 million for the quarter reflecting lower pre-tax income.

Twelve Months Ended March 31, 1996 Compared with
Twelve Months Ended March 31, 1995

            Net revenues (operating revenues less fuel, purchased power and gas purchased for resale) decreased $27.6 million in the twelve months ended March 31, 1996 compared with the 1995 period. Electric net revenues decreased $92.0 million and gas and steam net revenues increased $30.3 million and $34.1 million, respectively.

            Total electric revenues in the 1996 period were higher than in the corresponding 1995 period, largely reflecting recovery of higher purchased power costs. However, under the 1995 electric rate agreement, recovery of increased IPP capacity costs in the 1996 period was offset by revenue reductions reflecting a generally lower level of operation and maintenance expenses. The 1996 period also includes rate agreement reconciliations that increased electric revenues by $26.3 million and purchased power costs by $31.7 million.

            Under the modified ERAM, net electric revenues for the twelve months ended March 31, 1996 have been reduced for a credit due customers of $42.1 million, net of $20.1 million earned under the RPC mechanism, reflecting higher sales revenues than forecast, compared with a credit due customers of $33.5 million in the 1995 period.

            Net electric revenues for the twelve months ended
March 31, 1996 include $46.8 million, compared with $95.3 million for the 1995 period, for incentives earned under the 1995 and 1992 electric rate agreements, respectively.

            Electric sales, excluding off-system sales, for the twelve months ended March 31, 1996 compared with the twelve months ended March 31, 1995 were:

                                           Millions of Kwhrs.
                            Twelve Months   Twelve Months
                                Ended           Ended                  Percent
    Description             March 31, 1996  March 31, 1995  Variation  Variation

Residential/Religious            10,988          10,601        387        3.7%
Commercial/Industrial            25,685          25,412        273        1.1%
Other                               621             605         16        2.6%

Total Con Edison Customers       37,294          36,618        676        1.8%

NYPA and Municipal Agency
 Sales                            9,376           9,184        192        2.1%

Total Service Area               46,670          45,802        868        1.9%

            Off-system electricity sales increased to 4,344 millions of Kwhrs in the 1996 period compared with 2,314 millions of Kwhrs in the 1995 period. The increase in such sales was due largely to arrangements in which the Company produced electricity for others using gas they provided as fuel. The Company purchased a substantial portion of this electricity for sale to its own customers.

            Gas and steam revenues in the 1996 period reflect rate increases in October 1995 and higher fuel-related revenues due to increased sales volumes and higher steam unit cost of fuel.

            For the twelve months ended March 31, 1996, firm gas sales volume increased 11.2 percent and steam sales volume increased 11.1 percent due to colder than normal 1996 winter weather compared to warmer than normal 1995 winter weather. Under the weather normalization clause in the Company's gas tariff, most weather-related variations in gas sales do not affect gas revenues.

            After adjustment for comparability in both periods, primarily for variations in weather, electric sales volume in the Company's service territory in the twelve months ended March 31, 1996 increased 2.0 percent. Similarly adjusted, firm gas sales volume increased 2.4 percent and steam sales volume increased 0.7 percent.

            Electric fuel costs increased $12.0 million in the 1996 period due to higher unit cost of fuel; steam fuel costs increased $34.6 million due to higher sendout and higher unit cost of fuel. During the 1996 period the Company purchased 58 percent of its electric energy requirements compared with 54 percent for the prior period. Reflecting this increase and the relatively high cost that the Company is required to pay under its IPP contracts, purchased power costs increased in the 1996 period by $316.4 million over the 1995 period. Gas purchased for resale increased $55.9 million, reflecting principally higher sendout.

            Other operations and maintenance expenses decreased $13.5 million in the twelve months ended March 31, 1996 compared with the 1995 period, due to decreased electric production and administrative and general expenses, offset in part by higher distribution and transmission expenses and amortization of previously deferred Enlightened Energy program costs.

            Depreciation and amortization increased $51.4 million in the 1996 period due principally to higher plant balances and the provision for depreciation expense of $13.9 million corresponding to the amount of the gain on the refunding of preferred stock.

            Taxes, other than federal income tax, increased $38.0 million in the twelve months ended March 31, 1996 compared with the 1995 period primarily due to increased revenue taxes ($21.6 million), property taxes ($6.5 million) and other taxes ($8.3 million).

            Federal income tax decreased $66.4 million for the twelve months ended March 31, 1996 compared with the 1995 period principally due to lower pre-tax income and adjustments associated with the 1995 electric rate agreement.

            Other income less miscellaneous deductions increased
$4.7 million for the twelve-month period primarily due to increases in investment income.

            Interest on long-term debt for the twelve-month period increased $8.6 million principally as a result of the issuance of new debt. Other interest charges increased $5.4 million due to interest expense associated with certain tax settlements.

                         PART II. - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

Exhibit 4.1 Form of the Company's 7 3/4% Quarterly Income Capital Securities (Series A Subordinated Deferrable Interest Debentures). (Incorporated by reference to Exhibit 4 to the Company's Current Report on Form 8-K, dated February 29, 1996, in Commission File No. 1-1217.)

Exhibit 4.2    Form of the Company's 7 3/4% Debentures,
               Series 1996 A. (Incorporated by reference to Exhibit 4 to the Company's Current
               Report on Form 8-K, dated April 24, 1996, in
               Commission File No. 1-1217.)

Exhibit 12 Statement of computation of ratio of earnings to fixed charges for the twelve-month periods ended
               March 31, 1996 and 1995.

Exhibit 27 Financial Data Schedule for the three-month period ended March 31, 1996. (To the extent provided in Rule 402 of Regulation S-T, this exhibit shall not be deemed "filed", or otherwise subject to liabilities, or be deemed part of a registration statement.)

(b)  REPORTS ON FORM 8-K

     The Company filed a Current Report on Form 8-K, dated February 29, 1996, reporting (under Item 5) the sale of $275 million aggregate principal amount of its 7 3/4% Quarterly Income Capital Securities (Series A Subordinated Deferrable Interest Debentures), and the expected use of the net proceeds of the sale thereof to refund certain preferred stock of the Company. The Company filed no other Current Reports on Form 8-K during the quarter ended March 31, 1996.

     The Company filed a Current Report on Form 8-K, dated April 24, 1996, reporting (under Item 5) the sale of $100 million aggregate principal amount of its 7 3/4% Debentures, Series 1996 A, and the expected use of the net proceeds of the sale thereof to refund certain debentures of the Company.

                            SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              CONSOLIDATED EDISON COMPANY
                                OF NEW YORK, INC.




DATE:   May 13, 1996          Raymond J. McCann
                              Raymond J. McCann
                              Executive Vice President,
                              Chief Financial Officer and
                              Duly Authorized Officer




DATE:   May 13, 1996          Joan S. Freilich
                              Joan S. Freilich
                              Vice President, Controller and
                              Chief Accounting Officer

                      INDEX TO EXHIBITS

                                                  SEQUENTIAL PAGE
EXHIBIT                                           NUMBER AT WHICH
  NO.                    DESCRIPTION              EXHIBIT BEGINS

4.1    Form of the Company's 7 3/4% Quarterly Income
       Capital Securities (Series A Subordinated
       Deferrable Interest Debentures). (Incorporated by reference to Exhibit 4 to the Company's
       Current Report on Form 8-K, dated February 29,
       1996, in Commission File No. 1-1217.)

4.2    Form of the Company's 7 3/4% Debentures,
       Series 1996 A. (Incorporated by reference to Exhibit 4 to the Company's Current
       Report on Form 8-K, dated April 24, 1996, in
       Commission File No. 1-1217.)

12 Statement of computation of ratio of earnings to fixed charges for the twelve-month periods ended
       March 31, 1996 and 1995.

27 Financial Data Schedule for the three-month period ended March 31, 1996. (To the extent provided in Rule 402 of Regulation S-T, this exhibit shall not be deemed "filed", or otherwise subject to liabilities, or be deemed part of a registration statement.)