Form 10-Q
period 1996-06-30
CONSOLIDATED EDISON CO OF NEW YORK INC
filed 1996-08-07
CIK 23632

                            FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C.  20549

                     _______________________


       [x] Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
            FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996


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


                  Yes ___X___         No _______

As of the close of business on July 31, 1996, the Registrant had outstanding 234,981,363 shares of Common Stock ($2.50 par value).

                 PART I. -  FINANCIAL INFORMATION


                CONTENTS                             PAGE NO.

ITEM 1.    FINANCIAL STATEMENTS:

           Consolidated Balance Sheet                  3-4

           Consolidated Income Statements              5-7

           Consolidated Statements of Cash Flows       8-9

           Note to Financial Statements              10-12


ITEM 2.    Management's Discussion and Analysis of    13-28
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

                            CONSOLIDATED EDISON COMPANY OF NEW YORK, INC.
                                     CONSOLIDATED BALANCE SHEET
                      AS AT JUNE 30, 1996, DECEMBER 31, 1995 AND JUNE 30, 1995


                                                                      As At
                                                  June 30, 1996  Dec. 31, 1995   June 30, 1995
                                                             (Thousands of Dollars)
ASSETS

Utility plant, at original cost
  Electric                                         $ 11,444,742   $ 11,319,622  $ 11,154,286
  Gas                                                 1,581,682      1,537,296     1,479,394
  Steam                                                 520,536        462,975       446,967
  General                                             1,119,112      1,085,795     1,047,837
      Total                                          14,666,072     14,405,688    14,128,484
    Less: Accumulated depreciation                    4,205,894      4,036,954     3,905,417
      Net                                            10,460,178     10,368,734    10,223,067
  Construction work in progress                         356,915        360,457       339,773
  Nuclear fuel assemblies and components,
    less accumulated amortization                        69,652         85,212        96,137

                                Net utility plant    10,886,745     10,814,403    10,658,977

Current assets
  Cash and temporary cash investments                    57,369        342,292        48,485
  Accounts receivable - customers, less
    allowance for uncollectible accounts
    of $22,514, $21,600 and $20,258                     499,516        497,215       420,209
  Other receivables                                      46,102         45,558        64,340
  Regulatory accounts receivable                          4,938         (6,481)       36,475
  Fuel, at average cost                                  41,415         40,506        41,377
  Gas in storage, at average cost                        23,373         26,452        35,284
  Materials and supplies, at average cost               215,169        221,026       226,532
  Prepayments                                            62,634         66,148       155,559
  Other current assets                                   14,732         15,126        13,692

                             Total current assets       965,248      1,247,842     1,041,953

Investments and nonutility property                     164,358        145,646       129,170

Deferred charges
  Enlightened Energy program costs                      129,739        144,282       146,420
  Unamortized debt expense                              135,934        133,812       133,572
  Power contract termination costs                       81,984        105,408       128,832
  Other deferred charges                                289,845        316,237       297,309

                           Total deferred charges       637,502        699,739       706,133

Regulatory asset-future federal
  income taxes                                        1,016,829      1,042,260     1,065,325

                                            Total  $ 13,670,682   $ 13,949,890  $ 13,601,558


The accompanying note is an integral part of these financial statements.

                          CONSOLIDATED EDISON COMPANY OF NEW YORK, INC.
                                   CONSOLIDATED BALANCE SHEET
                   AS AT JUNE 30, 1996, DECEMBER 31, 1995 AND JUNE 30, 1995


                                                                    As At
                                                June 30, 1996  Dec. 31, 1995   June 30, 1995
                                                         (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES
Capitalization
  Common stock, authorized 340,000,000 shares;
   outstanding 234,978,113 shares, 234,956,299
    shares and 234,928,245 shares                $  1,478,416    $  1,464,305   $  1,464,089
  Capital stock expense                               (35,052)        (38,606)       (38,766)
  Retained earnings                                 4,089,399       4,097,035      3,908,038
                         Total common equity        5,532,763       5,522,734      5,333,361
  Preferred stock
    Subject to mandatory redemption
      7.20%  Series I                                  47,500          50,000         50,000
      6-1/8% Series J                                  37,050          50,000         50,000
                  Total subject to mandatory
                        redemption                     84,550         100,000        100,000
    Other preferred stock
      $ 5 Cumulative Preferred                        175,000         175,000        175,000
        5-3/4%  Series  A                               7,061          60,000         60,000
        5-1/4%  Series  B                              13,844          75,000         75,000
        4.65%   Series  C                              15,329          60,000         60,000
        4.65%   Series  D                              22,233          75,000         75,000
        5-3/4%  Series  E                                -             50,000         50,000
        6.20%   Series  F                                -             40,000         40,000
        6% Convertible Series B                         4,750           4,917          5,133
                 Total other preferred stock          238,217         539,917        540,133
                       Total preferred stock          322,767         639,917        640,133
  Long-term debt                                    4,190,366       3,917,244      3,924,474
                        Total capitalization       10,045,896      10,079,895      9,897,968
Noncurrent liabilities
  Obligations under capital leases                     43,969          45,250         46,528
  Other noncurrent liabilities                         80,701          75,907         71,581
                Total noncurrent liabilities          124,670         121,157        118,109
Current liabilities
  Long-term debt due within one year                   82,095         183,524        111,324
  Accounts payable                                    341,235         420,852        278,392
  Customer deposits                                   158,312         158,366        161,228
  Accrued taxes                                        38,163          24,374         86,984
  Accrued interest                                     83,625          89,374         85,818
  Accrued wages                                        75,815          76,459         86,103
  Other current liabilities                           148,073         168,477        157,932
                   Total current liabilities          927,318       1,121,426        967,781
Provisions related to future federal income
  taxes and other deferred credits
  Accumulated deferred federal income tax           2,270,151       2,296,284      2,303,884
  Accumulated deferred investment tax credits         176,860         181,420        186,070
  Other deferred credits                              125,787         149,708        127,746
                      Total deferred credits        2,572,798       2,627,412      2,617,700
                                      Total      $ 13,670,682    $ 13,949,890   $ 13,601,558

The accompanying note is an integral part of these financial statements.

                       CONSOLIDATED EDISON COMPANY OF NEW YORK, INC.
                               CONSOLIDATED INCOME STATEMENT
                     FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995

                                                              1996           1995
                                                            (Thousands of Dollars)

Operating revenues
  Electric                                                $ 1,244,306    $ 1,230,572
  Gas                                                         223,428        172,074
  Steam                                                        72,001         57,206
                             Total operating revenues       1,539,735      1,459,852
Operating expenses
  Fuel                                                        120,389        113,193
  Purchased power                                             321,588        309,776
  Gas purchased for resale                                     96,554         52,424
  Other operations                                            286,676        300,833
  Maintenance                                                 123,915        123,958
  Depreciation and amortization                               119,981        114,012
  Taxes, other than federal income tax                        277,474        252,303
  Federal income tax                                           40,880         37,370
                             Total operating expenses       1,387,457      1,303,869

Operating income                                              152,278        155,983

Other income (deductions)
  Investment income                                             2,283          2,943
  Allowance for equity funds used during construction             745          1,363
  Other income less miscellaneous deductions                   (1,996)        (3,028)
  Federal income tax                                             (510)           160
                                   Total other income             522          1,438

Income before interest charges                                152,800        157,421

Interest on long-term debt                                     78,106         74,484
Other interest                                                  3,629          7,194
Allowance for borrowed funds used during construction            (350)          (658)
                                 Net interest charges          81,385         81,020

Net income                                                     71,415         76,401
Preferred stock dividend requirements                           4,608          8,892
Net income for common stock                               $    66,807    $    67,509

Common shares outstanding - average (000)                     234,974        234,921
Earnings per share                                          $    0.28      $    0.29
Dividends declared per share of common stock                $    0.52      $    0.51

Sales
  Electric (Thousands of Kwhrs.)
    Con Edison Customers                                    8,461,823      8,198,066
    Deliveries for NYPA and Other Customers                 2,072,831      2,040,339
    Service for Municipal Agencies                            176,772        102,214
      Total Sales in Service Territory                     10,711,426     10,340,619
    Off-System Sales (A)                                    1,108,443      1,464,719
  Gas (Dekatherms)
    Firm                                                   20,290,373     18,139,687
    Off-Peak Firm/Interruptible                             4,271,271      3,150,353
      Total Sales to Con Edison Customers                  24,561,644     21,290,040
    Transportation of Customer-Owned Gas                    1,437,248      9,571,890
    Off-System Sales                                        3,287,507        232,349
      Total Sales and Transportation                       29,286,399     31,094,279
  Steam (Thousands of Pounds)                               5,458,166      5,158,131

(A) Includes 537,445 and 898,254 thousands of Kwhrs., respectively, subsequently purchased by the Company for sale to its customers.

The accompanying note is an integral part of these financial statements.

                      CONSOLIDATED EDISON COMPANY OF NEW YORK, INC.
                              CONSOLIDATED INCOME STATEMENT
                     FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                                              1996           1995
                                                             (Thousands of Dollars)

Operating revenues
  Electric                                                $ 2,530,574    $ 2,453,880
  Gas                                                         630,292        491,030
  Steam                                                       246,234        183,727
                             Total operating revenues       3,407,100      3,128,637
Operating expenses
  Fuel                                                        304,277        227,039
  Purchased power                                             625,587        557,460
  Gas purchased for resale                                    277,394        163,462
  Other operations                                            563,987        582,942
  Maintenance                                                 248,940        255,447
  Depreciation and amortization (A)                           252,546        223,169
  Taxes, other than federal income tax                        583,510        528,069
  Federal income tax                                          145,920        155,010
                             Total operating expenses       3,002,161      2,692,598

Operating income                                              404,939        436,039

Other income (deductions)
  Investment income                                             3,721          4,298
  Allowance for equity funds used during construction           1,258          2,876
  Other income less miscellaneous deductions                   (2,673)        (3,430)
  Federal income tax                                             (930)          (310)
                                   Total other income           1,376          3,434

Income before interest charges                                406,315        439,473

Interest on long-term debt                                    152,475        149,040
Other interest                                                  8,481         14,397
Allowance for borrowed funds used during construction            (591)        (1,394)
                                 Net interest charges         160,365        162,043

Net income                                                    245,950        277,430
Preferred stock dividend requirements                          10,643         17,785
Gain on redemption of preferred stock (A)                      13,943           -
Net income for common stock                               $   249,250    $   259,645

Common shares outstanding - average (000)                     234,968        234,916
Earnings per share                                          $    1.06      $    1.11
Dividends declared per share of common stock                $    1.04      $    1.02

Sales
  Electric (Thousands of Kwhrs.)
    Con Edison Customers                                   17,635,244     17,036,366
    Deliveries for NYPA and Other Customers                 4,392,665      4,296,804
    Service for Municipal Agencies                            284,227        209,377
      Total Sales in Service Territory                     22,312,136     21,542,547
    Off-System Sales (B)                                    1,269,146      2,317,168
  Gas (Dekatherms)
    Firm                                                   65,132,812     56,960,511
    Off-Peak Firm/Interruptible                            11,125,581      8,479,634
      Total Sales to Con Edison Customers                  76,258,393     65,440,145
    Transportation of Customer-Owned Gas                    2,076,238     15,218,502
    Off-System Sales                                        7,136,458        321,836
      Total Sales and Transportation                       85,471,089     80,980,483
  Steam (Thousands of Pounds)                              17,322,853     15,468,824
(A) The gain resulting from the preferred stock refunding in the first quarter of 1996 was applied to reduce net utility plant by an additional provision for depreciation.
(B) Includes 537,445 and 1,321,630 thousands of Kwhrs., respectively, subsequently purchased by the Company for sale to its customers.

The accompanying note is an integral part of these financial statements.

                       CONSOLIDATED EDISON COMPANY OF NEW YORK, INC.
                               CONSOLIDATED INCOME STATEMENT
                    FOR THE TWELVE MONTHS ENDED JUNE 30, 1996 AND 1995
                                                              1996           1995
                                                             (Thousands of Dollars)

Operating revenues
  Electric                                                $ 5,466,102    $ 5,300,809
  Gas                                                         952,617        797,575
  Steam                                                       396,640        313,492
                             Total operating revenues       6,815,359      6,411,876
Operating expenses
  Fuel                                                        581,342        517,454
  Purchased power                                           1,175,350        959,709
  Gas purchased for resale                                    373,720        252,536
  Other operations                                          1,120,777      1,182,933
  Maintenance                                                 505,595        478,314
  Depreciation and amortization (A)                           485,153        437,206
  Taxes, other than federal income tax                      1,175,673      1,101,658
  Federal income tax                                          387,470        433,010
                             Total operating expenses       5,805,080      5,362,820

Operating income                                            1,010,279      1,049,056

Other income (deductions)
  Investment income                                            16,389         12,214
  Allowance for equity funds used during construction           2,145          6,579
  Other income less miscellaneous deductions                   (7,392)       (15,415)
  Federal income tax                                           (1,680)           430
                                   Total other income           9,462          3,808

Income before interest charges                              1,019,741      1,052,864

Interest on long-term debt                                    305,351        295,774
Other interest                                                 23,039         24,935
Allowance for borrowed funds used during construction          (1,019)        (3,023)
                                 Net interest charges         327,371        317,686

Net income                                                    692,370        735,178
Preferred stock dividend requirements                          28,422         35,577
Gain on refunding of preferred stock (A)                       13,943           -
Net income for common stock                               $   677,891    $   699,601

Common shares outstanding - average (000)                     234,956        234,905
Earnings per share                                          $    2.89      $    2.98
Dividends declared per share of common stock                $    2.06      $    2.02

Sales
  Electric (Thousands of Kwhrs.)
    Con Edison Customers                                   37,557,246     36,526,182
    Deliveries for NYPA and Other Customers                 8,951,651      8,766,265
    Service for Municipal Agencies                            531,578        430,913
      Total Sales in Service Territory                     47,040,475     45,723,360
    Off-System Sales (B)                                    3,987,450      3,374,432
  Gas (Dekatherms)
    Firm                                                   98,896,627     87,204,924
    Off-Peak Firm/Interruptible                            18,118,759     15,459,850
      Total Sales to Con Edison Customers                 117,015,386    102,664,774
    Transportation of Customer-Owned Gas                   17,218,924     28,982,219
    Off-System Sales                                       10,190,997        321,836
      Total Sales and Transportation                      144,425,307    131,968,829
  Steam (Thousands of Pounds)                              31,279,809     27,866,954
(A) The gain resulting from the preferred stock refunding in the first quarter of 1996 was applied to reduce net utility plant by an additional provision for depreciation.
(B) Includes 1,882,652 and 1,321,630 thousands of Kwhrs., respectively, subsequently purchased by the Company for sale to its customers.

The accompanying note is an integral part of these financial statements.

                    CONSOLIDATED EDISON COMPANY OF NEW YORK, INC.
                         CONSOLIDATED STATEMENT OF CASH FLOWS
                   FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995


                                                              1996            1995
                                                             (Thousands of Dollars)

 Operating activities
    Net income                                             $ 245,950       $ 277,430
    Principal non-cash charges (credits) to income
      Depreciation and amortization                          252,546         223,169
      Federal income tax deferred                             (5,840)         59,780
      Common equity component of allowance
        for funds used during construction                    (1,188)         (2,710)
      Other non-cash charges (credits)                        27,053         (19,425)
    Changes in assets and liabilities
      Accounts receivable - customers, less
        allowance for uncollectibles                          (2,301)         20,287
      Regulatory accounts receivable                         (11,419)        (10,129)
      Materials and supplies, including fuel
        and gas in storage                                     8,027          28,132
      Prepayments, other receivables and
        other current assets                                   3,364        (102,193)
      Enlightened Energy program costs                        14,543          23,781
      Federal income tax refund                                 -            (49,510)
      Power contract termination costs                         7,311          31,963
      Accounts payable                                       (79,617)        (96,077)
      Accrued income taxes                                    22,658          36,485
      Other - net                                            (28,110)        (40,532)
        Net cash flows from operating activities             452,977         380,451

  Investing activities including construction
      Construction expenditures                             (313,280)       (302,731)
      Nuclear fuel expenditures                                  182          (6,769)
      Contributions to nuclear decommissioning trust         (17,047)         (8,243)
      Common equity component of allowance
        for funds used during construction                     1,188           2,710
        Net cash flows from investing activities
          including construction                            (328,957)       (315,033)

  Financing activities including dividends
      Issuance of long-term debt                             375,000            -
      Retirement of long-term debt                          (105,055)         (4,620)
      Advance refunding of long-term debt                    (95,329)           -
      Advance refunding of preferred stock                  (316,982)           -
      Issuance and refunding costs                            (8,711)           (129)
      Common stock dividends                                (244,369)       (239,617)
      Preferred stock dividends                              (13,497)        (17,788)
        Net cash flows from financing activities
          including dividends                               (408,943)       (262,154)

  Net decrease in cash and temporary
    cash investments                                        (284,923)       (196,736)

  Cash and temporary cash investments
    at January 1                                             342,292         245,221

  Cash and temporary cash investments
    at June 30                                             $  57,369       $  48,485

  Supplemental disclosure of cash flow information
    Cash paid during the period for:
      Interest                                             $ 156,017       $ 149,098
      Income taxes                                           131,000          65,847

  The accompanying note is an integral part of these financial statements.

                        CONSOLIDATED EDISON COMPANY OF NEW YORK, INC.
                              CONSOLIDATED STATEMENT OF CASH FLOWS
                       FOR THE TWELVE MONTHS ENDED JUNE 30, 1996 AND 1995


                                                              1996            1995
                                                             (Thousands of Dollars)

Operating activities
    Net income                                             $ 692,370       $ 735,178
    Principal non-cash charges (credits) to income
      Depreciation and amortization                          485,153         437,206
      Federal income tax deferred                              3,400         110,590
      Common equity component of allowance
        for funds used during construction                    (2,024)         (6,200)
      Other non-cash charges                                  (1,077)        (20,258)
    Changes in assets and liabilities
      Accounts receivable - customers, less
        allowance for uncollectibles                         (79,307)         41,585
      Regulatory accounts receivable                          31,537          18,639
      Materials and supplies, including fuel
         and gas in storage                                   23,236          22,961
      Prepayments, other receivables and
        other current assets                                 110,123        (103,301)
      Enlightened Energy program costs                        16,681           6,952
      Power contract termination costs                        30,735          22,923
      Federal income tax refund                               (3,427)        (49,530)
      Accounts payable                                        62,843         (19,987)
      Accrued income taxes                                   (22,377)         31,973
      Other - net                                              1,123         (58,759)
        Net cash flows from operating activities           1,348,989       1,169,972

  Investing activities including construction
      Construction expenditures                             (703,352)       (747,179)
      Nuclear fuel expenditures                               (5,889)        (49,189)
      Contributions to nuclear decommissioning trust         (27,697)        (14,077)
      Common equity component of allowance
        for funds used during construction                     2,024           6,200
        Net cash flows from investing activities
          including construction                            (734,914)       (804,245)

  Financing activities including dividends
      Issuance of long-term debt                             603,285         250,000
      Retirement of long-term debt and preferred stock      (111,324)       (134,036)
      Advance refunding of long-term debt                   (251,028)           -
      Advance refunding of preferred stock                  (316,982)           -
      Issuance and refunding costs                           (13,851)         (3,755)
      Common stock dividends                                (484,014)       (474,512)
      Preferred stock dividends                              (31,277)        (35,588)
        Net cash flows from financing activities
          including dividends                               (605,191)       (397,891)

  Net increase (decrease) in cash and temporary
    cash investments                                           8,884         (32,164)

  Cash and temporary cash investments
    at beginning of period                                    48,485          80,649

  Cash and temporary cash investments
    at June 30                                             $  57,369       $  48,485

  Supplemental disclosure of cash flow information
    Cash paid during the period for:
      Interest                                             $ 316,872       $ 288,031
      Income taxes                                           409,907         296,821

  The accompanying note is an integral part of these financial statements.

- ----------------------------------------------------------------
Contingency Note
- ----------------------------------------------------------------

Indian Point. Nuclear generating units similar in design to the Company's Indian Point 2 unit have experienced problems of varying severity in their steam generators, which in a number of instances have required steam generator replacement. Inspections of the Indian Point 2 steam generators since 1976 have revealed various problems, some of which appear to have been arrested, but the remaining service life of the steam generators is uncertain and may be shorter than the unit's life. The projected service life of the steam generators is reassessed periodically in the light of the inspections made during scheduled outages of the unit. Based on the latest available data, the Company estimates that steam generator replacement will not be required before 1999, and possibly not until some years later. To avoid procurement delays in the event replacement is necessary, the Company purchased replacement steam generators, which are stored at the site. If replacement of the steam generators is required, such replacement is presently estimated (in 1995 dollars) to require additional expenditures of approximately $107 million (exclusive of replacement power costs) and an outage of approximately four months. However, securing necessary permits and approvals or other factors could require a substantially longer outage if steam generator replacement is required on short notice.

Nuclear Insurance. The insurance policies covering the Company's nuclear facilities for property damage, excess property damage, and outage costs permit assessments under certain conditions to cover insurers' losses. As of June 30, 1996 the highest amount which could be assessed for losses during the current policy year under all of the policies was $32 million. While assessments may also be made for losses in certain prior years, the Company is not aware of any losses in such years which it believes are likely to result in an assessment.

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

Superfund. By its terms, Superfund imposes joint and several strict liability, regardless of fault, upon generators of hazardous substances for resulting removal and remedial costs and environmental damages. The Company has received process or notice concerning possible claims under Superfund or similar state statutes relating to a number of sites at which it is alleged that hazardous substances generated by the Company (and, in most instances, a large number of other potentially responsible parties) were deposited. Estimates of the investigative, removal, remedial and environmental damage costs (if any) the Company will be obligated to pay with respect to each of these sites range from extremely preliminary to highly refined. Based on these estimates, the Company had accrued a liability at June 30, 1996 of approximately $13.5 million. There will be additional costs with respect to these and possibly other sites, the materiality of which is not presently determinable.

DEC Settlement. In November 1994 the Company agreed to a consent order settling a civil administrative proceeding instituted by the DEC in 1992, alleging environmental violations by the Company. Pursuant to the consent order, the Company has conducted an environmental management systems evaluation and is conducting an environmental compliance audit. The Company also must implement "best management practices" plans for certain facilities and undertake a remediation program at certain sites. At June 30, 1996 the Company had an accrued liability of $18.5 million for these sites. Expenditures for environment-related projects in the five years 1996-2000, including expenditures to comply with the consent order, are currently estimated at $155 million. There will be additional costs, including costs arising out of the compliance audit, the materiality of which is not presently determinable.

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

LIQUIDITY AND CAPITAL RESOURCES

            Cash and temporary cash investments were $57.4 million at June 30, 1996 compared with $342.3 million at December 31, 1995 and $48.5 million at June 30, 1995. The Company's cash balances reflect the timing and amounts of external financing, seasonal cash flows and property tax payments. In June 1995 the Company made a prepayment of $100.6 million (approximately one-quarter) of its New York City real estate taxes for the City's 1995/1996 fiscal year, which correspondingly decreased cash and increased prepayments at June 30, 1995.

             In January 1996 the Company commenced a tender offer for certain series of its preferred stock. Shareholders tendered approximately $227 million of such preferred stock pursuant to the offer, which expired on February 27, 1996. In addition, the Company called $90 million of its preferred stock for redemption on March 30, 1996. These retirements and related expenses were funded with proceeds from $275 million of 7-3/4 percent subordinated debentures issued on March 6, 1996 and due on March 31, 2031 and cash of $25 million. The present value revenue-equivalent savings of these transactions was approximately $42 million. The net gain on these transactions of $13.9 million (after write-off of capital stock expense on redeemed stock) did not affect earnings per share due to an equivalent amount of provision for depreciation of utility plant recorded in the first quarter of 1996. (The increases in depreciation expense for the six and twelve-month periods ending June 30, 1996 compared with the corresponding 1995 periods reflect this additional depreciation expense.)

            On May 1, 1996 the Company issued $100 million of 7-3/4 percent Debentures Series 1996 A, due June 1, 2026, at a price to the public of 98.002 percent and a yield of 7.924 percent. The proceeds were used to redeem, on June 1, 1996, the $95.3 million outstanding balance of the Company's 9-3/8 percent Debentures, Series 1991 A, due June 1, 2026. The other $79.7 million of the original $175 million Series 1991 A Debentures had been retired through a tender offer in 1993.

            On July 1, 1996 the Company paid $213.2 million to New York City for property taxes for the first half of the 1996-1997 fiscal year. In order to meet this cash requirement, the Company borrowed $155 million through short-term bank promissory notes. Approximately $65 million of short-term borrowings were outstanding at July 31. The Company anticipates that these borrowings will be repaid in August.

            The Company expects to finance the balance of its capital requirements for the remainder of 1996 and 1997, including $185 million for securities maturing during this period, from internally generated funds and external financing of about $150 million, most, if not all, of which will be debt issues.

            Customer accounts receivable, less allowance for uncollectible accounts, amounted to $499.5 million at June 30, 1996 compared with $497.2 million at December 31, 1995 and $420.2 million at June 30, 1995. In terms of equivalent days of revenue outstanding (ENDRO), these amounts represented 27.7, 27.6 and
24.5 days, respectively. The increases in the customer accounts receivable balance and ENDRO at June 30, 1996 compared with June 30, 1995 reflect primarily increases in sales revenues and timing differences in billing and collection schedules.

            The regulatory accounts receivable negative balance of $6.5 million at December 31, 1995 represents amounts to be refunded to customers. The regulatory accounts receivable of $4.9 million and $36.5 million at June 30, 1996 and 1995, respectively, represent amounts to be recovered from customers. These balances include amounts accrued under the electric revenue adjustment mechanism (ERAM), modified ERAM and incentive provisions of the Company's electric and gas rate agreements referred to below.

            The changes in regulatory accounts receivable during the first six months of 1996 were as follows:

                                                                 1996
                                           Balance             Recoveries  Balance
                                           Dec. 31,     1996      from     June 30,
(Millions of Dollars)                       1995*    Accruals*Customers**   1996*
ERAM/Modified ERAM                         $(37.7)    $ (6.6)    $  9.1    $(35.2)
Electric Incentives
  Enlightened Energy program                 19.7       12.2       (4.9)     27.0
  Customer service                            4.0        2.1       (1.5)      4.6
  Fuel and purchased power                    1.9       10.6       (5.8)      6.7
Gas Incentives
  System improvement                          4.6         -        (3.1)      1.5
  Customer service                            1.0         -         (.7)       .3
 Total                                     $ (6.5)    $ 18.3     $ (6.9)   $  4.9

* Negative amounts are refundable; positive amounts are recoverable.
**Negative amounts have been recovered; positive amounts have been refunded.

            Enlightened Energy program costs are generally recoverable over a five-year period. Program costs have declined and are expected to continue to decline in future periods, resulting in lower deferred balances as recoveries exceed new expenditures.

            Interest coverage under the SEC formula for the 12 months ended June 30, 1996 was 4.11 times, compared with 4.20 times for the year 1995 and 4.44 times for the 12 months ended June 30, 1995. The decline in interest coverage reflects a lower level of pre-tax earnings.


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

            The agreement provides that the Company will retain 50 percent of earnings (excluding incentive earnings) in excess of 50 basis points above the allowed return on equity but not more than 150 basis points above the allowed return, and will defer the balance for customer benefit. For the first rate year of the electric rate agreement, the 12 months ended March 31, 1996, the Company's actual rate of return on electric common equity, excluding incentives, exceeded the sharing threshold of
11.6 percent, principally due to increased productivity. A provision for excess earnings of $10.2 million has been set aside for the future benefit of customers.

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

Gas and Steam Rate Increases

            Effective October 1, 1995 (the beginning of the second year of the October 1994 three-year gas and steam rate agreements) gas and steam rates were increased by $20.9 million (2.5 percent) and $4.6 million (1.3 percent), respectively. The primary reasons for the gas rate increase were escalation in certain operation and maintenance expenses, return and depreciation on higher plant balances, and recovery of earnings under the incentive provisions of the settlement. The steam rate increase was primarily to cover escalation in operation and maintenance expenses, and return and depreciation on higher plant balances.

            On June 17, 1996 the Company filed requests for rate increases for the third year of the current three-year gas and steam rate agreements. The increases calculated pursuant to the methodology provided in the rate agreements, which increases would be effective October 1, 1996, are $35.6 million (4.2 percent) and $20.6 million (5.9 percent) for gas and steam, respectively. However, under the provisions of the steam rate agreement, the third-year steam increase is capped at $12.3 million or 3.5 percent. Under the agreement, the excess of the calculated increase over this cap is to be deferred for recovery in a future period. The requested return on equity for both services remains at the current level of 10.9 percent.

            For details of the October 1994 three-year gas and steam rate agreements, see Management's Discussion and Analysis appearing in Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995 under the heading "Liquidity and Capital Resources - Gas and Steam Rate Agreements."

Credit Ratings

            The Company's unsecured debentures and tax-exempt debt are rated A1 by Moody's Investors Service, Inc. (Moody's) and A+ by Standard & Poor's Rating Group (S&P). Duff & Phelps Inc., whose rating service the Company has recently discontinued, also had rated this debt at A+. The Company's subordinated debentures are rated A2 by Moody's and A by S&P. The Company's senior debt (first mortgage bonds) is rated Aa3 and A+ by Moody's and S&P, respectively. The Company has not issued first mortgage bonds since 1974. As of June 30, 1996, one $75 million issue of first mortgage bonds, which will mature in December 1996, remains outstanding.

Competition - New York State Initiative

            By Order issued May 20, 1996 in its "competitive opportunities" proceeding, the PSC endorsed a fundamental restructuring of the electric utility industry in New York State, based on competition in the generation and energy services sectors of the industry. The PSC stated that it expected wholesale competition to begin in early 1997, and retail competition to begin in early 1998. The stated goals of the PSC are (1) lowering rates for consumers; (2) increasing customer choice as to both suppliers and types and levels of service; (3) continuing reliability of service; (4) continuing public interest programs such as energy efficiency and environmental protection;
(5) mitigating concentrations of market power; and (6) continuing customer protections and the obligation to serve. To implement this restructuring, the PSC envisions the establishment of (i) an "Independent System Operator" (ISO) that would control and operate the electric transmission facilities in the State as an integrated system, and (ii) a Market Exchange that will establish visible spot market prices.

            To address market power concerns, the PSC indicates the separation of (a) generation, (b) transmission and distribution and (c) energy services activities, is "encouraged." The PSC notes that such separation could be achieved functionally, by maintaining separate books and records; structurally, by placing each activity in a separate subsidiary or affiliate; or by divestiture, through a sale or spinoff. The Order states: "We strongly encourage divestiture, particularly of generation assets, but do not require it immediately." Similarly, the Order notes: "While divestiture of energy service company operations is encouraged, for now we will allow utilities to continue to provide energy services to their customers either directly or through an affiliate."

            The PSC recognizes in its Order that certain costs incurred by utilities in the past under traditional regulation could become unrecoverable in the transition from regulation to a competitive market for electricity. The PSC rejected the argument made by the investor-owned utilities, that they are legally entitled to recover (and earn a return on) all prudent costs incurred in the provision of services under past regulation. The PSC indicated that utilities are entitled only to "just and reasonable" rates, and that "while 'just and reasonable' rates must reflect a reasonable balancing of ratepayer and shareholder interests, they may or may not include stranded investment." As a general policy, the PSC stated that "utilities should have a reasonable opportunity to seek recovery of strandable costs consistent with the goals of lowering rates, fostering economic development, increasing customer choices, and maintaining reliable service."

            To begin the transition to a competitive electric market, the PSC ordered the Company and each of the other major investor-owned electric utilities in New York State (other than Long Island Lighting Company and Niagara Mohawk Power Corporation) to submit filings to the PSC by October 1, 1996 addressing numerous matters, including:


         - The structure, activities, authority and procedures of the ISO and the Market Exchange (including the relationship of the Market Exchange to the ISO). The PSC has expressed an "expectation" that the utilities will make corresponding subsequent filings on this subject with the FERC.

         - The proposed resolution of market power problems as related to areas of constricted transmission capacity, such as occur in the downstate region, which includes the area served by the Company.

         - Recommendations regarding the role and operation of energy service companies.

         - The structure of the utility in both the short and long term, the schedule and cost to attain that structure, and a description of how that structure complies with the PSC's objectives.

         - A schedule for the introduction of retail access and a set of "unbundled" tariffs consistent with the retail access program.

         - A rate plan to be effective for a significant portion of the transition to a competitive market, including mechanisms to reduce rates and address stranded investment.


            The Company is considering its response to the PSC Order, including potential litigation challenging the Order in whole or in part. It is not possible to predict the outcome of this proceeding or its impact on the Company. However, the outcome could potentially have a material adverse effect on the Company, its financial condition and results of operations.

Competition - Federal Initiative

            On April 24, 1996 the Federal Energy Regulatory Commission (FERC) issued its final order (FERC Order 888) requiring electric utilities to file non-discriminatory open access transmission tariffs that would be available to wholesale sellers and buyers of electric energy and to allow utilities to recover related legitimate and verifiable stranded costs. The Company has petitioned the FERC to make certain modifications to Order 888. The Company participates in the wholesale electric market primarily as a buyer, and in this regard should benefit if Order 888 results in lower wholesale prices for its purchases of electricity for its retail customers. (The preceding sentence is a forward-looking statement; it is a statement of expectation as to future economic performance and is not a statement of fact. Actual results might differ materially from those projected in this statement. Important factors that could cause actual results to differ from those projected include adverse interpretations of Order 888 by the FERC or the courts; additional rule-making or legislation that could modify the impact of Order 888; and presently unforeseen interaction between Order 888 and the PSC "competitive opportunities" proceeding, including future developments in such proceeding.)

            For additional information concerning the New York State and FERC initiatives towards competition, see the Management's Discussion and Analysis appearing in Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995 under the heading "Liquidity and Capital Resources - Competition."

1996 Stock Option Plan

            In May 1996 the Company's shareholders adopted the Consolidated Edison Company of New York, Inc. 1996 Stock Option Plan covering 10,000,000 shares of the Company's common stock. Also in May, ten-year options covering 704,200 shares were granted (at an exercise price of $27-7/8 per share). As permitted by Statement of Financial Accounting Standard No. 123 (SFAS 123), "Accounting for Stock-Based Compensation," the Company will account for the Stock Option Plan in accordance with Accounting Principles Board No. 25 (APB 25), "Accounting for Stock Issued to Employees," with year-end footnote disclosure of the impact on net income and earnings per share as if the Company had adopted the SFAS 123 fair value method for recognition purposes. Because the exercise price of the stock options under the Plan equals the market price of the underlying stock on the date of grant, under APB 25 no compensation expense is recognized.

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


Collective Bargaining Agreement

            In June 1996, the Company concluded a new collective bargaining agreement with the union representing approximately two-thirds of the Company's employees. The four-year agreement provides for general wage increases of 2.5 percent in each of the first two years and 3.0 percent in each of years three and four, with a potential 0.5 percent merit increase in each year. Under the current electric rate agreement, such increases are not recovered in rates.

RESULTS OF OPERATIONS

            Net income for common stock for the quarter, six months and 12 months ended June 30, 1996 was lower than in the corresponding 1995 periods by $.7 million ($.01 a share), $10.4 million ($.05 a share) and $21.7 million ($.09 a share), respectively. These results reflect the three-year electric rate agreement effective April 1, 1995, which provides for a generally lower level of incentive earnings opportunities and lower allowed returns on common equity.

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

                                                      Increases (Decreases)
                                    Three Months Ended  Six Months Ended   Twelve Months Ended
                                       June 30, 1996      June 30, 1996       June 30, 1996
                                       Compared With      Compared With       Compared with
                                    Three Months Ended  Six Months Ended   Twelve Months Ended
                                       June 30, 1995      June 30, 1995       June 30, 1995
                                    Amount     Percent  Amount    Percent  Amount      Percent
                                                     (Amounts in Millions)
  Operating revenues               $  79.9       5.5 %  $ 278.4     8.9 %  $ 403.5       6.3 %
  Fuel - electric and steam            7.2       6.4       77.2    34.0       63.9      12.3
  Purchased power - electric          11.8       3.8       68.1    12.2      215.6      22.5
  Gas purchased for resale            44.1      84.2      113.9    69.7      121.2      48.0
  Operating revenues less
    fuel and purchased power
    and gas purchased for resale
    (Net revenues)                    16.8       1.7       19.2     0.9        2.8       0.1
  Other operations and maintenance   (14.2)     (3.3)     (25.5)   (3.0)     (34.9)     (2.1)
  Depreciation and amortization (A)    6.0       5.2       29.4    13.2       48.0      11.0
  Taxes, other than federal
    income tax                        25.2      10.0       55.5    10.5       74.0       6.7
  Federal income tax                   3.5       9.4       (9.1)   (5.9)     (45.5)    (10.5)
  Operating income                    (3.7)     (2.4)     (31.1)   (7.1)     (38.8)     (3.7)
  Other income less deductions
    and related federal income tax    (0.9)    (63.7)      (2.1)  (59.9)       5.7     Large
  Interest charges                     0.4       0.5       (1.7)   (1.0)       9.7       3.0
  Net income                          (5.0)     (6.5)     (31.5)  (11.3)     (42.8)     (5.8)
  Preferred stock dividend
    requirements                      (4.3)    (48.2)      (7.2)  (40.2)      (7.2)    (20.1)
  Gain on refunding of preferred
    stock (A)                           -         -        13.9      -        13.9        -
  Net income for common stock      $  (0.7)     (1.0)%  $ (10.4)   (4.0)%  $ (21.7)     (3.1)%

(A) See discussion above under Liquidity and Capital Resources.

Second Quarter 1996 Compared with
Second Quarter 1995

            Net revenues (operating revenues less fuel, purchased power and gas purchased for resale) increased $16.8 million in the second quarter of 1996 compared with the 1995 period.
Electric, gas and steam net revenues increased $6.5 million, $7.3 million and $3.0 million, respectively.

            Total electric revenues in the 1996 period were higher than in the corresponding 1995 period, largely reflecting recovery of higher purchased power costs. Net electric revenues for the second quarter of 1996 have been reduced for a credit due customers of $7.0 million under the modified ERAM, reflecting higher net revenues than the forecast level, compared with an accrual of $14.3 million reflecting lower net revenues than the forecast level in the 1995 period. The 1995 electric rate agreement added to the ERAM a revenue per customer (RPC) mechanism (modified ERAM) which excludes from adjustment those variances in the Company's electric revenues which result from changes in the number of customers in each electric service classification. Net electric revenues for the second quarter of 1996 include $13.4 million earned under the RPC mechanism.

            Electric net revenues for the second quarter of 1996
include $14.6 million, compared with $13.7 million for the 1995 period, for incentives earned under the provisions of the electric rate agreements.

            The accounting provisions of the 1992 and 1995 electric rate agreements for Indian Point Unit 2 refueling and maintenance outages decreased electric net revenues for the second quarter of 1996 compared with the 1995 period by $6.9 million; related expenses decreased in like amount.

            Electric sales, excluding off-system sales, in the second quarter of 1996 compared with the 1995 period were:

                                           Millions of Kwhrs.
                             2nd Quarter  2nd Quarter              Percent
    Description                 1996         1995      Variation  Variation
Residential/Religious           2,379        2,258        121        5.4%
Commercial/Industrial           5,941        5,802        139        2.4%
Other                             142          138          4        2.9%

Total Con Edison Customers      8,462        8,198        264        3.2%

NYPA, Municipal Agency
 and Other Delivery Service     2,249        2,143        106        4.9%

Total Service Area             10,711       10,341        370        3.6%

            Gas and steam revenues in the 1996 period reflect rate increases effective October 1995. Gas net revenues for the second quarter of 1996 also reflect an increase in non-weather related firm sales compared with the 1995 period.

            For the second quarter of 1996 firm gas sales volume increased 11.9 percent and steam sales volume increased 5.8 percent compared with the 1995 period due to colder than normal weather in the 1996 period compared with milder than normal weather in the 1995 period. Steam net revenues for the period reflect the effect of this weather variation because there is no weather normalization provision for steam revenues.

            After adjustment for comparability in both periods, primarily for variations in weather, electric sales volume in the Company's service territory increased 1.0 percent in the second quarter of 1996, firm gas sales volume increased 3.7 percent and steam sales volume decreased 1.3 percent.

            Electric fuel costs decreased $4.6 million in the 1996 period, largely because of the lower unit cost of fuel offset by increased sendout. Purchased power costs increased in the second quarter of 1996 by $11.8 million over the 1995 period due to the relatively high cost that the Company is required to pay under its IPP contracts and the increased cost of short-term power purchases, partially offset by reduced unit purchases. The variations in fuel and purchased power costs also reflect the availability of the Company's Indian Point Unit 2 nuclear generating unit, which was operating during the 1996 period but was out of service for refueling and maintenance for a large part of the 1995 period. Steam fuel costs increased $11.8 million due to increased sendout and higher unit cost of fuel. Gas purchased for resale increased $44.1 million, reflecting increased sendout and higher unit cost of purchased gas.

            Other operations and maintenance expenses decreased $14.2 million for the second quarter of 1996 compared with the 1995 period, due primarily to a decrease in the amortization of previously deferred Enlightened Energy program costs, reflecting lower program cost deferrals, and lower production expenses reflecting a refueling and maintenance outage of Indian Point Unit 2 in the 1995 period. There was no such outage in 1996.

            Depreciation and amortization increased $6.0 million in the second quarter of 1996 due to higher plant balances.

            Taxes, other than federal income tax, increased $25.2
million in the second quarter of 1996 compared with the 1995 period due principally to increased property taxes.

             Federal income tax increased $3.5 million for the quarter reflecting adjustments associated with the 1995 electric rate agreement.



Six Months Ended June 30, 1996 Compared
with the Six Months Ended June 30, 1995

            Net revenues (operating revenues less fuel and purchased power and gas purchased for resale) increased $19.2 million in the first six months of 1996 compared with the first six months of 1995. Electric net revenues decreased $28.6 million and gas and steam net revenues increased $25.3 million and $22.5 million, respectively.

            Total electric revenues in the 1996 period were higher than in the corresponding 1995 period, largely reflecting recovery of higher fuel and purchased power costs. Net electric revenues for the first six months of 1996 have been reduced by a credit due customers of $6.6 million, net of $20.3 million earned under the RPC mechanism, reflecting higher net revenues than the forecast, compared with an accrual of $21.4 million reflecting lower net revenues than the forecast level in the 1995 period.

             The accounting provisions of the 1992 and 1995 electric rate agreements for Indian Point Unit 2 refueling and maintenance outages decreased electric net revenues for the six months ended June 30, 1996 compared with the 1995 period by $26.8 million; related expenses decreased in like amount.

            Electric net revenues for the first six months of 1996 also include $24.9 million compared with $34.9 million for the 1995 period for incentives earned under the provisions of the rate agreements.

            Electric sales, excluding off-system sales, in the first six months of 1996 compared with the 1995 period were:

                                           Millions of Kwhrs.
                             Six Months    Six Months
                               Ended         Ended                  Percent
    Description            June 30, 1996  June 30, 1995  Variation  Variation
Residential/Religious           5,088          4,828        260        5.4 %
Commercial/Industrial          12,252         11,921        331        2.8 %
Other                             295            287          8        2.8 %
Total Con Edison Customers     17,635         17,036        599        3.5 %
NYPA, Municipal Agency
 and Other Delivery Service     4,677          4,506        171        3.8 %
Total Service Area             22,312         21,542        770        3.6 %

            Gas and steam revenues in the first six months of 1996 were increased by rate increases effective October 1995 and by recovery of higher costs for gas purchased for resale and steam fuel. In addition, gas net revenue for the 1995 period included $4.7 million for incentives earned under the 1994 gas rate agreement, related to achievement of gas system improvement targets for gas leaks. Steam revenue increases also reflect increased sales volume.

            For the first six months of 1996 firm gas sales volume increased 14.3 percent and steam sales volume increased
12.0 percent over the 1995 period. Under the weather normalization clause in the Company's gas tariff, most weather-related variations in gas sales do not affect gas revenues.

            After adjustment for comparability in both periods, primarily for variations in weather, electric sales volume in the Company's service territory in the first six months of 1996 increased 1.3 percent. Similarly adjusted, firm gas sales volume increased 3.4 percent and steam sales volume increased 0.7 percent.

            Electric fuel and purchased power costs increased in the first six months of 1996 by $37.2 million and $68.1 million, respectively, reflecting higher sendout and the higher costs of the Company's IPP power purchase contracts. The changes in fuel and purchased power costs also reflect increased generation from the Company's Indian Point Unit 2 nuclear generating station, which was operating during the 1996 period but was out of service for refueling and maintenance for a large part of the 1995 period. Steam fuel costs increased $40.0 million due to increased sendout and higher unit cost of fuel. Gas purchased for resale increased $113.9 million reflecting higher sendout and higher unit cost.

            Other operations and maintenance expenses decreased $25.5 million in the first six months of 1996 compared with the 1995 period due to decreases in the amortization of previously deferred Enlightened Energy program costs, reflecting lower program cost deferrals, and production expenses (principally due to the Indian Point Unit 2 refueling and maintenance outage in the 1995 period -- there was no such outage in the 1996 period), offset in part by higher distribution and transmission expenses.

             Depreciation and amortization increased $29.4 million due principally to higher plant balances and an additional provision for depreciation expense of $13.9 million corresponding to the amount of the gain on the refunding of preferred stock discussed above.

            Taxes, other than federal income tax, increased $55.5
million in the first six months of 1996 compared with the 1995 period due primarily to increased property taxes ($37.4 million) and revenue taxes ($16.4 million).

          Federal income tax decreased $9.1 million in the first six months of 1996 compared with the 1995 period, principally due to lower pre-tax income.


Twelve Months Ended June 30, 1996 Compared with
Twelve Months Ended June 30, 1995

            Net revenues (operating revenues less fuel, purchased power and gas purchased for resale) increased $2.8 million in the 12 months ended June 30, 1996 compared with the 1995 period. Electric net revenues decreased $65.5 million and gas and steam net revenues increased $33.9 million and $34.4 million, respectively.

            Total electric revenues in the 1996 period were higher than in the corresponding 1995 period, largely reflecting recovery of higher purchased power costs, partially offset by revenue reductions under the 1995 electric rate agreement to reflect a generally lower level of operation expenses.

            Under the modified ERAM, net electric revenues for the 12 months ended June 30, 1996 were reduced for a credit due customers of $63.4 million, net of $33.5 million earned under the RPC mechanism, reflecting higher net revenues than the forecast level, compared with a credit due customers of $13.1 million in the 1995 period.

            Net electric revenues for the 12 months ended June
30, 1996 include $47.7 million, compared with $86.1 million for the 1995 period, for incentives earned under the provisions of the rate agreements.

            Electric sales, excluding off-system sales, for the 12 months ended June 30, 1996 compared with the 12 months ended
June 30, 1995 were:
                                           Millions of Kwhrs.
                               Twelve Months  Twelve Months
                                Ended           Ended                  Percent
    Description             June 30, 1996   June 30, 1995   Variation  Variation
Residential/Religious            11,108          10,586        522        4.9%
Commercial/Industrial            25,824          25,335        489        1.9%
Other                               625             605         20        3.3%
Total Con Edison Customers       37,557          36,526      1,031        2.8%
NYPA, Municipal Agency
 and Other Delivery Service       9,483           9,197        286        3.1%
Total Service Area               47,040          45,723      1,317        2.9%

            Off-system electricity sales increased to 3,987 millions of Kwhrs in the 1996 period compared with 3,374 millions of Kwhrs in the 1995 period. The increase in such sales was due largely to arrangements in which the Company produced electricity for others using gas they provided as fuel. The Company purchased a substantial portion of this electricity for sale to its own customers.

            Gas and steam revenues in the 1996 period reflect rate increases in October 1995 and higher fuel-related revenues due to increased sales volumes and higher gas and steam unit costs of fuel.

            For the 12 months ended June 30, 1996, firm gas sales volume increased 13.4 percent and steam sales volume increased
12.2 percent due to colder than normal 1996 winter weather compared to warmer than normal 1995 winter weather. Under the weather normalization clause in the Company's gas tariff, most weather-related variations in gas sales do not affect gas revenues.

            After adjustment for comparability in both periods, primarily for variations in weather, electric sales volume in the Company's service territory in the 12 months ended June 30, 1996 increased 1.6 percent. Similarly adjusted, firm gas sales volume increased 2.9 percent and steam sales volume decreased 0.1 percent.

            Electric fuel costs increased $15.2 million in the 1996 period due to higher sendout; steam fuel costs increased $48.7 million due to higher sendout and higher unit cost of fuel. Purchased power costs increased in the 1996 period by $215.6 million over the 1995 period reflecting increased purchases under IPP contracts and the relatively high cost that the Company is required to pay under its IPP contracts. Gas purchased for resale increased $121.2 million, reflecting higher sendout and higher unit cost of fuel.

            Other operations and maintenance expenses decreased
$34.9 million in the 12 months ended June 30, 1996 compared with the 1995 period, due to decreased electric production and administrative and general expenses, offset in part by higher distribution and transmission expenses.

            Depreciation and amortization increased $48.0 million in the 1996 period due principally to higher plant balances and an additional provision for depreciation expense of $13.9 million corresponding to the amount of the gain on the refunding of preferred stock.

            Taxes, other than federal income tax, increased $74.0 million in the 12 months ended June 30, 1996 compared with the 1995 period due primarily to increased property taxes ($54.1 million) and revenue taxes ($19.1 million).

            Federal income tax decreased $45.5 million for the 12 months ended June 30, 1996 compared with the 1995 period due principally to lower pre-tax income.

            Other income less miscellaneous deductions increased
$5.7 million for the 12-month period due primarily to increases in investment income.

            Interest on long-term debt for the 12-month period increased $9.6 million principally as a result of the issuance of new debt.

                         PART II. - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

ASTORIA SITE

     Reference is made to the information under the caption
"SUPERFUND - Astoria Site" in Part I, Item 3, Legal Proceedings in the Company's Annual Report on Form 10-K for the year ended
December 31, 1995.

     While the Company's site investigation is ongoing, a portion has been completed and reports thereon submitted to the DEC and the New York State Department of Health for determination of the remediation action, if any, that may be required. Depending on the remediation required, the costs could be material.

NUCLEAR FUEL DISPOSAL

     Reference is made to the information under the caption "NUCLEAR FUEL DISPOSAL" in Part I, Item 3, Legal Proceedings and
Part I, Item 7, Management's Discussion and Analysis in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

     On July 23, 1996, the United States Court of Appeals for the District of Columbia held that the DOE has an obligation "reciprocal to the utilities' obligation to pay, to start disposing of the [spent nuclear fuel] no later than January 31, 1998." Noting that it was premature to determine the appropriate remedy, the Court remanded for further proceedings consistent with its opinion.

RATE PROCEEDINGS

     Reference is made to the information under the captions "REGULATION AND RATES" in Part I, Item 1, Business, "RATE PROCEEDINGS" in Part I, Item 3, Legal Proceedings and "LIQUIDITY AND CAPITAL RESOURCES - 1992 Electric Rate Agreement, 1995 Electric Rate Agreement, Gas and Steam Rate Agreements, and Competition" in Part I, Item 7, Management's Discussion and Analysis in the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and the information under the captions "LIQUIDITY AND CAPITAL RESOURCES - 1995 Electric Rate Agreement, Gas and Steam Rate Increases, and Competition - New York State Initiative" in Part I, Item 2, Management's Discussion and Analysis in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) At the Annual Meeting of Stockholders of the Company held on May 20, 1996, the stockholders of the Company voted to elect management's nominees for the Board of Trustees, to ratify and approve the appointment of the Company's independent accountants, to ratify and approve the Consolidated Edison Company of New York, Inc. 1996 Stock Option Plan, and not to adopt two stockholder proposals.

     (b) The name of each nominee for election and the number of shares voted for or with respect to which authority to vote for was withheld are as follows:

                                 For                  Withheld
E. Virgil Conway             178,828,684             3,462,256
Gordon J. Davis              176,657,841             5,633,099
Ruth M. Davis                177,887,886             4,403,054
Ellen V. Futter              178,823,049             3,467,891
Arthur Hauspurg              177,036,065             5,254,875
Sally Hernandez-Pinero       178,562,104             3,728,836
Peter W. Likins              178,981,906             3,309,034
Raymond J. McCann            178,767,485             3,523,455
Eugene R. McGrath            178,720,904             3,570,036
Donald K. Ross               178,420,604             3,870,336
Robert G. Schwartz           178,784,747             3,506,193
Richard A. Voell             178,963,441             3,327,499
Myles V. Whalen, Jr.         178,634,603             3,656,337

     (c) The results of the vote on the appointment of Price Waterhouse as independent accountants for the Company for 1996 were as follows: 179,150,988 shares were voted for this proposal; 1,445,323 shares were voted against the proposal; and 1,694,629 shares were abstentions.

     (d) The results of the vote on the Consolidated Edison Company of New York, Inc. 1996 Stock Option Plan were as follows:
164,351,159 shares were voted for this proposal; 13,376,383 shares were voted against the proposal; and 4,563,398 shares were abstentions.

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

The results of the vote on this proposal were as follows:
34,951,375 shares were voted for this proposal; 113,046,256 shares were voted against the proposal; 5,925,274 shares were abstentions; and 28,368,035 shares were broker nonvotes.

     (f) The following stockholder-proposed resolution was voted upon at the Annual Meeting:

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

The results of the vote on this proposal were as follows:
18,294,485 shares were voted for this proposal; 129,324,360 shares were voted against the proposal; 6,303,058 shares were abstentions; and 28,369,037 shares were broker nonvotes.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

Exhibit 3.1 By-laws of the Company, effective as of May 20, 1996. (Incorporated by reference to Exhibit 3.2.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, in Commission File No. 1-1217.)

Exhibit 3.2    Resolution adopted June 25, 1996 by the Board of
               Trustees of the Company amending the Company's
               By-Laws.

Exhibit 3.3    By-laws of the Company, effective as of September
               1, 1996.

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

Exhibit 10.1 Consolidated Edison Company of New York, Inc. 1996 Stock Option Plan. (Incorporated by reference to
               Exhibit 10.47 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, in Commission File No. 1-1217.)

Exhibit 10.2   Amendment, dated July 23, 1996, to Employment
               Contract, dated May 22, 1990, between the
               Company and Eugene R. McGrath.

Exhibit 12 Statement of computation of ratio of earnings to fixed charges for the twelve-month periods ended
               June 30, 1996 and 1995.

Exhibit 27 Financial Data Schedule. (To the extent provided in Rule 402 of Regulation S-T, this exhibit shall not be deemed "filed", or otherwise subject to liabilities, or be deemed part of a registration statement.)

(b)  REPORTS ON FORM 8-K

     The Company filed a Current Report on Form 8-K, dated April 24, 1996, reporting (under Item 5) the sale of $100 million aggregate principal amount of its 7 3/4% Debentures, Series 1996 A, and the expected use of the net proceeds of the sale thereof to refund certain debentures of the Company. The Company filed no other Current Reports on Form 8-K during the quarter ended June 30, 1996.

                            SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              CONSOLIDATED EDISON COMPANY
                                OF NEW YORK, INC.




DATE:   August 5, 1996        Joan S. Freilich
                              Joan S. Freilich
                              Senior Vice President,
                              Chief Financial Officer and
                              Duly Authorized Officer




DATE:   August 5, 1996        John F. Cioffi
                              John F. Cioffi
                              Vice President, Controller and
                              Chief Accounting Officer

                      INDEX TO EXHIBITS
                                                  SEQUENTIAL PAGE
EXHIBIT                                           NUMBER AT WHICH
  NO.                    DESCRIPTION              EXHIBIT BEGINS

3.1 By-laws of the Company, effective as of May 20, 1996. (Incorporated by reference to Exhibit 3.2.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, in Commission
       File No. 1-1217.)

3.2    Resolution adopted June 25, 1996 by the Board of
       Trustees of the Company amending the Company's
       By-Laws.

3.3    By-laws of the Company, effective as of September
       1, 1996.

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

10.1   Consolidated Edison Company of New York, Inc. 1996
       Stock Option Plan. (Incorporated by reference to
       Exhibit 10.47 to the Company's Annual Report on
       Form 10-K for the year ended December 31, 1995, in Commission File No. 1-1217.)

10.2   Amendment, dated July 23, 1996, to Employment
       Contract, dated May 22, 1990, between the
       Company and Eugene R. McGrath.

12 Statement of computation of ratio of earnings to fixed charges for the twelve-month periods ended
       June 30, 1996 and 1995.

27 Financial Data Schedule. (To the extent provided in Rule 402 of Regulation S-T, this exhibit shall not be deemed "filed", or otherwise subject to liabilities, or be deemed part of a registration statement.)