Form 10-Q
period 1996-09-30
CONSOLIDATED EDISON CO OF NEW YORK INC
filed 1996-11-13
CIK 23632

                            FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C.  20549

                     _______________________


       [x] Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
            FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996


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


                  Yes ___X___         No _______

As of the close of business on October 31, 1996, the Registrant had outstanding 234,989,605 shares of Common Stock ($2.50 par value).

                 PART I. -  FINANCIAL INFORMATION


                CONTENTS                             PAGE NO.

ITEM 1.    FINANCIAL STATEMENTS:

           Consolidated Balance Sheet                  3-4

           Consolidated Income Statements              5-7

           Consolidated Statements of Cash Flows       8-9

           Note to Financial Statements              10-12


ITEM 2.    Management's Discussion and Analysis of    13-27
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

                            CONSOLIDATED EDISON COMPANY OF NEW YORK, INC.
                                     CONSOLIDATED BALANCE SHEET
                 AS AT SEPTEMBER 30, 1996, DECEMBER 31, 1995 AND SEPTEMBER 30, 1995


                                                                      As At
                                                 Sept. 30, 1996  Dec. 31, 1995  Sept. 30, 1995
                                                             (Thousands of Dollars)

ASSETS

Utility plant, at original cost
  Electric                                         $ 11,541,568   $ 11,319,622   $ 11,242,271
  Gas                                                 1,609,520      1,537,296      1,502,490
  Steam                                                 530,761        462,975        452,526
  General                                             1,138,055      1,085,795      1,066,767
      Total                                          14,819,904     14,405,688     14,264,054
    Less: Accumulated depreciation                    4,286,812      4,036,954      3,987,919
      Net                                            10,533,092     10,368,734     10,276,135
  Construction work in progress                         342,496        360,457        340,920
  Nuclear fuel assemblies and components,
    less accumulated amortization                        62,725         85,212         89,226

                              Net utility plant      10,938,313     10,814,403     10,706,281

Current assets
  Cash and temporary cash investments                   117,279        342,292        429,887
  Accounts receivable - customers, less
    allowance for uncollectible accounts
    of $21,500, $21,600 and $20,739                     565,713        497,215        508,823
  Other receivables                                      38,713         45,558         52,293
  Regulatory accounts receivable                         33,501         (6,481)       (11,317)
  Fuel, at average cost                                  42,193         40,506         37,623
  Gas in storage, at average cost                        42,874         26,452         33,059
  Materials and supplies, at average cost               213,687        221,026        222,685
  Prepayments                                           193,484         66,148        181,424
  Other current assets                                   14,915         15,126         14,552

                           Total current assets       1,262,359      1,247,842      1,469,029

Investments and nonutility property                     170,025        145,646        135,465

Deferred charges
  Enlightened Energy program costs                      127,307        144,282        137,868
  Unamortized debt expense                              133,348        133,812        136,389
  Power contract termination costs                       70,272        105,408        117,120
  Other deferred charges                                315,529        316,237        282,598

                         Total deferred charges         646,456        699,739        673,975

Regulatory asset-future federal
  income taxes                                        1,003,774      1,042,260      1,045,442

                                          Total    $ 14,020,927   $ 13,949,890   $ 14,030,192

The accompanying note is an integral part of these financial statements.

                       CONSOLIDATED EDISON COMPANY OF NEW YORK, INC.
                                CONSOLIDATED BALANCE SHEET
           AS AT SEPTEMBER 30, 1996, DECEMBER 31, 1995 AND SEPTEMBER 30, 1995


                                                                    As At
                                                Sept. 30, 1996  Dec. 31, 1995  Sept. 30, 1995
                                                             (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES

Capitalization
  Common stock, authorized 340,000,000 shares;
   outstanding 234,981,753 shares, 234,956,299
    shares and 234,948,707 shares                $  1,478,444    $  1,464,305   $  1,464,247
  Capital stock expense                               (34,972)        (38,606)       (38,686)
  Retained earnings                                 4,290,590       4,097,035      4,112,624
                         Total common equity        5,734,062       5,522,734      5,538,185
  Preferred stock
    Subject to mandatory redemption
      7.20%  Series I                                  47,500          50,000         50,000
      6-1/8% Series J                                  37,050          50,000         50,000
               Total subject to mandatory
                     redemption                        84,550         100,000        100,000
    Other preferred stock
      $ 5 Cumulative Preferred                        175,000         175,000        175,000
        5-3/4%  Series  A                               7,061          60,000         60,000
        5-1/4%  Series  B                              13,844          75,000         75,000
        4.65%   Series  C                              15,330          60,000         60,000
        4.65%   Series  D                              22,233          75,000         75,000
        5-3/4%  Series  E                                -             50,000         50,000
        6.20%   Series  F                                -             40,000         40,000
        6% Convertible Series B                         4,721           4,917          4,976
                 Total other preferred stock          238,189         539,917        539,976
                       Total preferred stock          322,739         639,917        639,976
  Long-term debt                                    4,090,810       3,917,244      4,020,261
                        Total capitalization       10,147,611      10,079,895     10,198,422
Noncurrent liabilities
  Obligations under capital leases                     43,332          45,250         45,890
  Other noncurrent liabilities                         82,797          75,907         71,614
                Total noncurrent liabilities          126,129         121,157        117,504
Current liabilities
  Long-term debt due within one year                  179,715         183,524        109,206
  Accounts payable                                    353,918         420,852        304,748
  Customer deposits                                   158,492         158,366        159,861
  Accrued taxes                                       122,882          24,374        179,925
  Accrued interest                                     70,560          89,374         74,829
  Accrued wages                                        78,117          76,459         87,108
  Other current liabilities                           142,049         168,477        155,877
                   Total current liabilities        1,105,733       1,121,426      1,071,554
Provisions related to future federal income
  taxes and other deferred credits
  Accumulated deferred federal income tax           2,316,138       2,296,284      2,309,321
  Accumulated deferred investment tax credits         174,580         181,420        183,750
  Other deferred credits                              150,736         149,708        149,641
                      Total deferred credits        2,641,454       2,627,412      2,642,712

                                       Total     $ 14,020,927    $ 13,949,890   $ 14,030,192


The accompanying note is an integral part of these financial statements.

                       CONSOLIDATED EDISON COMPANY OF NEW YORK, INC.
                               CONSOLIDATED INCOME STATEMENT
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                                              1996           1995
                                                            (Thousands of Dollars)
Operating revenues
  Electric                                                $ 1,708,146    $ 1,703,089
  Gas                                                         141,121        113,678
  Steam                                                        71,074         63,109
                             Total operating revenues       1,920,341      1,879,876
Operating expenses
  Fuel                                                        145,942        158,994
  Purchased power                                             334,557        290,404
  Gas purchased for resale                                     38,595         25,023
  Other operations                                            284,916        274,273
  Maintenance                                                 100,369        111,045
  Depreciation and amortization                               121,273        115,654
  Taxes, other than federal income tax                        302,990        308,897
  Federal income tax                                          182,280        182,810
                             Total operating expenses       1,510,922      1,467,100

Operating income                                              409,419        412,776

Other income (deductions)
  Investment income                                             1,170          4,324
  Allowance for equity funds used during construction             883            485
  Other income less miscellaneous deductions                   (2,435)        (1,693)
  Federal income tax                                            2,070            750
                                   Total other income           1,688          3,866

Income before interest charges                                411,107        416,642

Interest on long-term debt                                     77,956         75,656
Other interest                                                  5,578          7,922
Allowance for borrowed funds used during construction            (415)          (232)
                                 Net interest charges          83,119         83,346

Net income                                                    327,988        333,296
Preferred stock dividend requirements                           4,606          8,891
Net income for common stock                               $   323,382    $   324,405

Common shares outstanding - average (000)                     234,981        234,939
Earnings per share                                          $    1.38      $    1.38
Dividends declared per share of common stock                $     .52      $     .51

Sales
  Electric (Thousands of Kwhrs.)
    Con Edison Customers                                   10,633,845     11,044,985
    Deliveries for NYPA and Other Customers                 2,281,224      2,349,578
    Service for Municipal Agencies                            159,037        135,847
      Total Sales in Service Territory                     13,074,106     13,530,410
    Off-System Sales (A)                                    1,778,475      2,075,281
  Gas (Dekatherms)
    Firm                                                   10,416,368     10,451,202
    Off-Peak Firm/Interruptible                             3,793,915      2,860,885
      Total Sales to Con Edison Customers                  14,210,283     13,312,087
    Transportation of Customer-Owned Gas                    6,508,631      9,820,561
    Off-System Sales                                          265,981        230,063
      Total Sales and Transportation                       20,984,895     23,362,711
  Steam (Thousands of Pounds)                               6,420,558      6,877,750

(A) Includes 926,426 and 960,631 thousands of Kwhrs., respectively, subsequently purchased by the Company for sale to its customers.

The accompanying note is an integral part of these financial statements.

                       CONSOLIDATED EDISON COMPANY OF NEW YORK, INC.
                               CONSOLIDATED INCOME STATEMENT
                   FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                                              1996           1995
                                                             (Thousands of Dollars)
Operating revenues
  Electric                                                $ 4,238,720    $ 4,156,969
  Gas                                                         771,413        604,708
  Steam                                                       317,308        246,836
                             Total operating revenues       5,327,441      5,008,513
Operating expenses
  Fuel                                                        450,219        386,032
  Purchased power                                             960,144        847,864
  Gas purchased for resale                                    315,989        188,486
  Other operations                                            848,903        857,215
  Maintenance                                                 349,309        366,492
  Depreciation and amortization (A)                           373,819        338,823
  Taxes, other than federal income tax                        886,500        836,966
  Federal income tax                                          328,200        337,820
                             Total operating expenses       4,513,083      4,159,698

Operating income                                              814,358        848,815

Other income (deductions)
  Investment income                                             4,891          8,622
  Allowance for equity funds used during construction           2,141          3,361
  Other income less miscellaneous deductions                   (5,108)        (5,123)
  Federal income tax                                            1,140            440
                                   Total other income           3,064          7,300

Income before interest charges                                817,422        856,115

Interest on long-term debt                                    230,431        224,696
Other interest                                                 14,059         22,319
Allowance for borrowed funds used during construction          (1,006)        (1,626)
                                 Net interest charges         243,484        245,389

Net income                                                    573,938        610,726
Preferred stock dividend requirements                          15,249         26,676
Gain on refunding of preferred stock (A)                       13,943           -
Net income for common stock                                $  572,632     $  584,050

Common shares outstanding - average (000)                     234,972        234,924
Earnings per share                                          $    2.44      $    2.49
Dividends declared per share of common stock                $    1.56      $    1.53

Sales
  Electric (Thousands of Kwhrs.)
    Con Edison Customers                                   28,269,089     28,081,351
    Deliveries for NYPA and Other Customers                 6,673,889      6,646,381
    Service for Municipal Agencies                            443,264        345,224
      Total Sales in Service Territory                     35,386,242     35,072,956
    Off-System Sales (B)                                    3,047,621      4,392,449
  Gas (Dekatherms)
    Firm                                                   75,549,180     67,411,713
    Off-Peak Firm/Interruptible                            14,919,496     11,340,519
      Total Sales to Con Edison Customers                  90,468,676     78,752,232
    Transportation of Customer-Owned Gas                    8,584,869     25,039,063
    Off-System Sales                                        7,402,439        551,899
      Total Sales and Transportation                      106,455,984    104,343,194
  Steam (Thousands of Pounds)                              23,743,411     22,346,574
(A) The gain resulting from the preferred stock refunding in the first quarter of 1996 was applied to reduce net utility plant by an additional provision for depreciation.
(B) Includes 1,463,871 and 2,282,261 thousands of Kwhrs., respectively, subsequently purchased by the Company for sale to its customers.

The accompanying note is an integral part of these financial statements.

                       CONSOLIDATED EDISON COMPANY OF NEW YORK, INC.
                               CONSOLIDATED INCOME STATEMENT
                  FOR THE TWELVE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                                              1996           1995
                                                             (Thousands of Dollars)
Operating revenues
  Electric                                                $ 5,471,159    $ 5,361,076
  Gas                                                         980,061        796,013
  Steam                                                       404,605        312,671
                             Total operating revenues       6,855,825      6,469,760
Operating expenses
  Fuel                                                        568,291        500,004
  Purchased power                                           1,219,503      1,050,877
  Gas purchased for resale                                    387,292        246,621
  Other operations                                          1,131,420      1,168,531
  Maintenance                                                 494,919        487,706
  Depreciation and amortization (A)                           490,773        446,760
  Taxes, other than federal income tax                      1,169,765      1,106,924
  Federal income tax                                          386,940        418,880
                             Total operating expenses       5,848,903      5,426,303

Operating income                                            1,006,922      1,043,457

Other income (deductions)
  Investment income                                            13,235         13,608
  Allowance for equity funds used during construction           2,544          5,282
  Other income less miscellaneous deductions                   (8,134)       (10,779)
  Federal income tax                                             (360)           680
                                   Total other income           7,285          8,791

Income before interest charges                              1,014,207      1,052,248

Interest on long-term debt                                    307,651        297,802
Other interest                                                 20,694         28,313
Allowance for borrowed funds used during construction          (1,200)        (2,472)
                                 Net interest charges         327,145        323,643

Net income                                                    687,062        728,605
Preferred stock dividend requirements                          24,138         35,571
Gain on refunding of preferred stock (A)                       13,943           -
Net income for common stock                               $   676,867    $   693,034

Common shares outstanding - average (000)                     234,967        234,918
Earnings per share                                          $    2.88      $    2.95
Dividends declared per share of common stock                $    2.07      $    2.03

Sales
  Electric (Thousands of Kwhrs.)
    Con Edison Customers                                   37,146,106     36,704,167
    Deliveries for NYPA and Other Customers                 8,883,298      8,829,530
    Service for Municipal Agencies                            554,768        454,056
      Total Sales in Service Territory                     46,584,172     45,987,753
    Off-System Sales (B)                                    3,690,644      5,047,413
  Gas (Dekatherms)
    Firm                                                   98,861,793     87,599,512
    Off-Peak Firm/Interruptible                            19,051,789     15,203,657
      Total Sales to Con Edison Customers                 117,913,582    102,803,169
    Transportation of Customer-Owned Gas                   13,906,995     31,579,370
    Off-System Sales                                       10,226,915        551,899
      Total Sales and Transportation                      142,047,492    134,934,438
  Steam (Thousands of Pounds)                              30,822,617     27,976,032
(A) The gain resulting from the preferred stock refunding in the first quarter of 1996 was applied to reduce net utility plant by an additional provision for depreciation.
(B) Includes 1,848,447 and 2,282,261 thousands of Kwhrs., respectively, subsequently purchased by the Company for sale to its customers.

The accompanying note is an integral part of these financial statements.

                          CONSOLIDATED EDISON COMPANY OF NEW YORK, INC.
                              CONSOLIDATED STATEMENT OF CASH FLOWS
                      FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                                              1996            1995
                                                             (Thousands of Dollars)
Operating activities
    Net income                                             $ 573,938       $ 610,726
    Principal non-cash charges (credits) to income
      Depreciation and amortization                          373,819         338,822
      Federal income tax deferred                             50,760          82,780
      Common equity component of allowance
        for funds used during construction                    (2,021)         (3,166)
      Other non-cash charges                                  28,567           7,455
    Changes in assets and liabilities
      Accounts receivable - customers, less
        allowance for uncollectibles                         (68,498)        (68,327)
      Regulatory accounts receivable                         (39,982)         37,663
      Materials and supplies, including fuel
        and gas in storage                                   (10,770)         37,958
      Prepayments, other receivables and
        other current assets                                (120,280)       (116,871)
      Enlightened Energy program costs                        16,975          32,333
      Federal income tax refund                                 -            (49,510)
      Power contract termination costs                        19,023          43,675
      Accounts payable                                       (66,934)        (69,721)
      Accrued income taxes                                   107,997         140,856
      Other - net                                            (50,169)        (58,473)
        Net cash flows from operating activities             812,425         966,200

  Investing activities including construction
      Construction expenditures                             (478,847)       (462,238)
      Nuclear fuel expenditures                               (1,223)         (8,601)
      Contributions to nuclear decommissioning trust         (19,174)        (13,568)
      Common equity component of allowance
        for funds used during construction                     2,021           3,166
        Net cash flows from investing activities
          including construction                            (497,223)       (481,241)

  Financing activities including dividends
      Issuance of long-term debt                             375,000         100,000
      Retirement of long-term debt                          (107,435)         (9,119)
      Advance refunding of long-term debt                    (95,329)           -
      Advance refunding of preferred stock                  (316,982)           -
      Issuance and refunding costs                           (10,805)         (5,058)
      Common stock dividends                                (366,560)       (359,437)
      Preferred stock dividends                              (18,104)        (26,679)
        Net cash flows from financing activities
          including dividends                               (540,215)       (300,293)

  Net increase (decrease) in cash and temporary
    cash investments                                        (225,013)        184,666

  Cash and temporary cash investments
    at January 1                                             342,292         245,221

  Cash and temporary cash investments
    at September 30                                        $ 117,279       $ 429,887

  Supplemental disclosure of cash flow information
    Cash paid during the period for:
      Interest                                             $ 253,697       $ 245,884
      Income taxes                                           169,755         120,572

  The accompanying note is an integral part of these financial statements.

                        CONSOLIDATED EDISON COMPANY OF NEW YORK, INC.
                              CONSOLIDATED STATEMENT OF CASH FLOWS
                   FOR THE TWELVE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                                             1996            1995
                                                             (Thousands of Dollars)
 Operating activities
    Net income                                             $ 687,062       $ 728,605
    Principal non-cash charges (credits) to income
      Depreciation and amortization                          490,773         446,760
      Federal income tax deferred                             37,000         128,950
      Common equity component of allowance
        for funds used during construction                    (2,401)         (4,977)
      Other non-cash charges (credits)                       (26,443)         (1,635)
    Changes in assets and liabilities
      Accounts receivable - customers, less
        allowance for uncollectibles                         (56,890)        (16,337)
      Regulatory accounts receivable                         (44,818)         28,311
      Materials and supplies, including fuel
        and gas in storage                                    (5,387)         48,899
      Prepayments, other receivables and
        other current assets                                   1,157          (1,634)
      Enlightened Energy program costs                        10,561          23,284
      Federal income tax refund                               (3,427)        (49,510)
      Power contract termination costs                        30,735          24,490
      Accounts payable                                        49,170          (4,109)
      Accrued income taxes                                   (41,409)         (3,708)
      Other - net                                             (2,996)        (72,879)
        Net cash flows from operating activities           1,122,687       1,274,510

  Investing activities including construction
      Construction expenditures                             (709,412)       (721,535)
      Nuclear fuel expenditures                               (5,462)        (16,481)
      Contributions to nuclear decommissioning trust         (24,499)        (16,485)
      Common equity component of allowance
        for funds used during construction                     2,401           4,977
        Net cash flows from investing activities
          including construction                            (736,972)       (749,524)

  Financing activities including dividends
      Issuance of long-term debt                             503,285         328,285
      Retirement of long-term debt                          (109,205)       (135,743)
      Advance refunding of long-term debt                   (251,028)       (128,285)
      Advance refunding of preferred stock                  (316,982)           -
      Issuance and refunding costs                           (11,016)         (7,623)
      Common stock dividends                                (486,385)       (476,887)
      Preferred stock dividends                              (26,992)        (35,583)
        Net cash flows from financing activities
          including dividends                               (698,323)       (455,836)

  Net increase (decrease) in cash and temporary
    cash investments                                        (312,608)         69,150

  Cash and temporary cash investments
    at beginning of period                                   429,887         360,737

  Cash and temporary cash investments
    at September 30                                        $ 117,279       $ 429,887

  Supplemental disclosure of cash flow information
    Cash paid during the period for:
      Interest                                             $ 317,766       $ 300,137
      Income taxes                                           393,937         299,741

  The accompanying note is an integral part of these financial statements.

----------------------------------------------------------------
Contingency Note
----------------------------------------------------------------

Indian Point. Nuclear generating units similar in design to the Company's Indian Point 2 unit have experienced problems of varying severity in their steam generators, which in a number of instances have required steam generator replacement. Inspections of the Indian Point 2 steam generators since 1976 have revealed various problems, some of which appear to have been arrested, but the remaining service life of the steam generators is uncertain and may be shorter than the unit's life. The projected service life of the steam generators is reassessed periodically in light of the inspections made during scheduled outages of the unit. Based on the latest available data, the Company estimates that steam generator replacement will not be required before 1999, and possibly not until some years later. To avoid procurement delays in the event replacement is necessary, the Company purchased replacement steam generators, which are stored at the site. If replacement of the steam generators is required, such replacement is presently estimated (in 1995 dollars) to require additional expenditures of approximately $107 million (exclusive of replacement power costs) and an outage of approximately four months. However, securing necessary permits and approvals or other factors could require a substantially longer outage if steam generator replacement is required on short notice.

Nuclear Insurance. The insurance policies covering the Company's nuclear facilities for property damage, excess property damage, and outage costs permit assessments under certain conditions to cover insurers' losses. As of September 30, 1996 the highest amount which could be assessed for losses during the current policy year under all of the policies was $32.7 million. While assessments may also be made for losses in certain prior years, the Company is not aware of any losses in such years which it believes are likely to result in an assessment.

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

Superfund. By its terms, Superfund imposes joint and several strict liability, regardless of fault, upon generators of hazardous substances for resulting removal and remedial costs and environmental damages. The Company has received process or notice concerning possible claims under Superfund or similar state statutes relating to a number of sites at which it is alleged that hazardous substances generated by the Company (and, in most instances, a large number of other potentially responsible parties) were deposited. Estimates of the investigative, removal, remedial and environmental damage costs (if any) the Company will be obligated to pay with respect to each of these sites range from extremely preliminary to highly refined. Based on these estimates, the Company had accrued a liability at September 30, 1996 of approximately $13.3 million. There will be additional costs with respect to these and possibly other sites, the materiality of which is not presently determinable.

DEC Settlement. In November 1994 the Company agreed to a consent order settling a civil administrative proceeding instituted by the DEC in 1992, alleging environmental violations by the Company. Pursuant to the consent order, the Company has conducted an environmental management systems evaluation and is conducting an environmental compliance audit. The Company also must implement "best management practices" plans for certain facilities and undertake a remediation program at certain sites. At September 30, 1996 the Company had an accrued liability of $17.3 million for these sites. Expenditures for environment-related projects in the five years 1996-2000, including expenditures to comply with the consent order, are currently estimated at $155 million. There will be additional costs, including costs arising out of the compliance audit, the materiality of which is not presently determinable.

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


LIQUIDITY AND CAPITAL RESOURCES

     Cash and temporary cash investments were $117.3 million at September 30, 1996 compared with $342.3 million at December 31, 1995 and $429.9 million at September 30, 1995. The Company's cash balances reflect the timing and amounts of external financing and property tax payments.

     In January 1996 the Company commenced a tender offer for certain series of its preferred stock. Shareholders tendered approximately $227 million of such preferred stock pursuant to the offer, which expired on February 27, 1996. In addition, the Company called $90 million of its preferred stock for redemption on March 30, 1996. These retirements and related expenses were funded with proceeds from $275 million of 7-3/4 percent subordinated debentures issued on March 6, 1996 and due on March 31, 2031 and cash of $25 million. The present value revenue-equivalent savings of these transactions was approximately $42 million. The net gain on these transactions of $13.9 million (after write-off of capital stock expense on redeemed stock) did not affect earnings per share due to an equivalent amount of provision for depreciation of utility plant recorded in the first quarter of 1996. (The increases in depreciation expense for the nine and 12-month periods ending September 30, 1996 compared with the corresponding 1995 periods reflect this additional depreciation expense.)

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

     On July 1, 1996 the Company paid $213.2 million to New York City for property taxes for the first half of the 1996-1997 fiscal year. In order to meet this cash requirement, the Company borrowed $155 million through short-term bank promissory notes. These borrowings were repaid in August 1996.

     The Company expects to finance the balance of its capital requirements for the remainder of 1996 and 1997, including $182 million for securities maturing during this period, from internally generated funds and external debt financing of about
$150 million.

     Customer accounts receivable, less allowance for uncollectible accounts, amounted to $565.7 million at September 30, 1996 compared with $497.2 million at December 31, 1995 and $508.8 million at September 30, 1995. The increase in the customer accounts receivable balance at September 30, 1996 compared with September 30, 1995 reflects primarily increases in sales revenues. In terms of equivalent days of revenue outstanding (ENDRO), these amounts represented 25.9, 27.6 and
25.0 days, respectively.

     The regulatory accounts receivable of $33.5 million at September 30, 1996 represent amounts to be recovered from customers. The regulatory accounts receivable negative balance of $6.5 million and $11.3 million at December 31, 1995 and September 30, 1995, respectively, represent amounts to be refunded to customers. These balances include amounts accrued under the electric revenue adjustment mechanism (ERAM), modified ERAM and incentive provisions of the Company's electric and gas rate agreements referred to below.

     The changes in regulatory accounts receivable during the first nine months of 1996 were as follows:

                                                            1996
                                   Balance               Recoveries    Balance
                                   Dec. 31,     1996        from       Sept.30,
(Millions of Dollars)                1995*    Accruals*  Customers**     1996*
ERAM/Modified ERAM                 $(37.7)    $  4.3      $  18.5      $(14.9)
Electric Incentives
  Enlightened Energy program         19.7       18.2         (9.8)       28.1
  Customer service                    4.0        3.4         (3.1)        4.3
  Fuel and purchased power            1.9       20.0        (15.1)        6.8
Gas Incentives
  System improvement                  4.6        6.5         (4.6)        6.5
  Customer service                    1.0        2.7         (1.0)        2.7
 Total                             $ (6.5)    $ 55.1      $ (15.1)     $ 33.5

* Negative amounts are refundable; positive amounts are recoverable.
**Negative amounts have been recovered; positive amounts have been refunded.

     Enlightened Energy program costs are generally recoverable over a five-year period. Program costs have declined, and are expected to continue to decline in future periods, resulting in lower deferred balances as recoveries exceed new expenditures.

     Interest coverage under the SEC formula for the 12 months ended September 30, 1996 was 4.09 times, compared with 4.20 times for the year 1995 and 4.32 times for the 12 months ended
September 30, 1995. The decline in interest coverage reflects a lower level of pre-tax earnings.


1995 Electric Rate Agreement

     In April 1995 the New York Public Service Commission (PSC) approved a three-year electric rate agreement effective April 1, 1995. The agreement provided for no increase in base electric revenues in the first rate year and possible, but limited, increases in years two and three. For details of the agreement, see the Management's Discussion and Analysis appearing in Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995 under the heading "Liquidity and Capital Resources - 1995 Electric Rate Agreement."

     The agreement provides that a portion of any earnings above specified levels (excluding incentive earnings) be shared with customers or applied to reduce rate base balances. For the first rate year of the electric rate agreement, the 12 months ended March 31, 1996, the Company's actual rate of return on electric common equity, excluding incentives, exceeded the sharing threshold of 11.6 percent, principally due to increased labor productivity. A provision for excess earnings of $10.2 million has been set aside for the future benefit of customers.

     In March 1996 the PSC approved a $19 million reduction to base electric rates for the second year of the rate agreement, effective April 1, 1996. The decrease reflects a lower allowed rate of return on electric common equity (10.31 percent excluding incentives) and a refund to customers under the modified ERAM mechanism, offset in part by increases in pension and retiree health benefit expenses and IPP capacity costs.

     For the second rate year of the electric rate agreement, the 12 months ended March 31, 1997, the Company estimates that the actual rate of return on electric common equity, excluding incentives, will exceed the sharing threshold of 10.81 percent, principally due to labor productivity. Therefore, in the third quarter of 1996, a provision for excess earnings of $4 million was set aside for the future benefit of customers.

     In October 1996, the Company filed for an increase to its electric rates to become effective April 1, 1997 for the third rate year of the electric rate agreement. Under the terms of the agreement, the estimated increased revenue requirement, which could vary based on data available by early 1997, is $87 million (an increase of approximately 1.6%). The Company is reviewing measures to mitigate this increase.


Gas and Steam Rate Agreements

     In October 1994 the PSC approved three-year rate agreements for the Company's gas and steam services. For details of the agreements, see Management's Discussion and Analysis appearing in
Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995 under the heading "Liquidity and Capital Resources - Gas and Steam Rate Agreements."

     For the second rate year, the 12 months ended September 30, 1996, the Company's rates of return on common equity for gas and steam were above the 11.65 percent threshold for earnings sharing with customers. However, no provisions have been made for refund to customers because the excess earnings for the second rate year in each case were offset by earnings below the threshold for the first rate year.

     In September 1996 the PSC approved a $12.1 million (3.44 percent) increase to base steam rates for the third rate year under the steam agreement. Pursuant to the agreement, the balance of the calculated increase under the agreement, $10.8 million, is being deferred for future recovery from customers.

     In October 1996 the Company entered into a gas rate settlement agreement with the PSC staff. The new agreement is subject to PSC approval. Pursuant to the new agreement, the Company will withdraw its request for an increase to base gas rates for the third rate year under the 1994 gas agreement. The new agreement contains the following major provisions: base rates will, with limited exceptions, remain at September 30, 1996 levels through September 30, 2000; the Company will share in net revenue from interruptible gas sales (previously used only to reduce firm customer gas costs) by retaining in each rate year the first $7 million of net revenue above 8.5 million dekatherms and 50 percent of additional net revenues; 86 percent of any increase in property taxes above levels implicit in rates will be recovered by offsetting amounts, if any, that would otherwise be returned to customers; the incentive (or penalty) mechanisms under the 1994 gas agreement will be discontinued effective October 1997, after which the Company will be subject to a penalty (maximum, $1.7 million) if it fails to maintain targeted levels of customer satisfaction; and the Company will share with customers 50 percent of earnings above a 13 percent rate of return on gas common equity.


Credit Ratings

     The Company's unsecured debentures and tax-exempt debt are rated A1 by Moody's Investors Service, Inc. (Moody's) and A+ by Standard & Poor's Rating Group (S&P). Duff & Phelps Inc., whose rating service the Company discontinued in the second quarter of 1996, also had rated this debt at A+. The Company's subordinated debentures are rated A2 by Moody's and A by S&P. The Company's senior debt (first mortgage bonds) is rated Aa3 and A+ by Moody's and S&P, respectively. The Company has not issued first mortgage bonds since 1974. As of September 30, 1996, one $75 million issue of first mortgage bonds, which will mature in December 1996, remains outstanding.


Competition - New York State Initiative

     On October 1, 1996, the Company proposed its plan (the "Company's Plan") in response to the PSC's May 20, 1996 order in its "Competitive Opportunities" proceeding (the "Order"). The Order endorsed a fundamental restructuring of the electric utility industry in New York State, based on competition in the generation and energy services sectors of the industry. The Company's Plan proposes a transition to a competitive electricity market (with increased wholesale competition in 1997, a retail pilot program beginning in 1998, and retail access for the Company's customers by 2003, if feasible), a five-year "rate freeze" to take effect April 1997 (beginning with the last year of the Company's current electric rate agreement), full recovery from customers of all prior utility investments and commitments, including potential "strandable costs," a corporate reorganization into a holding company structure, and tax and regulatory reform. For additional information about the Order, the legal proceeding challenging the Order instituted by the Company and others, and the Company's Plan, see the Company's Current Report on Form 8-K, dated October 1, 1996, and Management's Discussion and Analysis appearing in Part I, Item 2 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996 under the heading "Liquidity and Capital Resources - Competition - New York State Initiative."

     By order issued October 9, 1996 in the Competitive Opportunities proceeding, the PSC established a 90-day period ending on January 7, 1997 for settlement negotiations. The PSC also provided, in the absence of a settlement, for the closing of the record for the proceeding, including any evidentiary hearings "determined to be needed," on or before March 8, 1997. The Company, without prejudice to its rights to challenge the Order or the PSC's October 9, 1996 Order, is engaged in collaborative efforts to reach a negotiated settlement with the PSC staff and other interested parties with respect to the Company's Plan.

     The Company's Plan could change materially before it becomes effective. It is not possible to predict the outcome of the Competitive Opportunities proceeding or its impact on the Company. However, the outcome could potentially have a material adverse effect on the Company, its financial condition and results of operations.


Competition - Federal Initiative

     On April 24, 1996 the Federal Energy Regulatory Commission
(FERC) issued its final order (FERC Order 888) requiring electric utilities to file non-discriminatory open access transmission tariffs that would be available to wholesale sellers and buyers of electric energy and allowing utilities to recover related legitimate and verifiable stranded costs subject to FERC's jurisdiction. The Company has petitioned the FERC to make certain modifications to Order 888. The Company's open access tariff took effect July 9, 1996, subject to refund pending the outcome of a hearing on the tariff set by FERC for August 1997. The Company participates in the wholesale electric market primarily as a buyer, and in this regard could benefit if Order 888 results in lower wholesale prices for its purchases of electricity for its retail customers. (The preceding sentence is a forward-looking statement; it is a statement of expectation as to future economic performance and is not a statement of fact. Actual results might differ materially from those projected in this statement. Important factors that could cause actual results to differ from those projected include adverse interpretations of Order 888 by the FERC or the courts; additional rule-making or legislation that could modify the impact of Order 888; and presently unforeseen interaction between Order 888 and the PSC's Competitive Opportunities proceeding, including future developments in such proceeding.)

1996 Stock Option Plan

     In May 1996 the Company's shareholders adopted the Consolidated Edison Company of New York, Inc. 1996 Stock Option Plan covering 10,000,000 shares of the Company's common stock. Also in May, ten-year options covering 704,200 shares were granted under the Plan (at an exercise price of $27-7/8 per share). As permitted by Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation," the Company will account for the Stock Option Plan in accordance with Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees," with year-end footnote disclosure of the impact on net income and earnings per share as if the Company had adopted the SFAS 123 fair value method for recognition purposes. Because the exercise price of the stock options under the Plan equals the market price of the underlying stock on the date of grant, under APB 25 no compensation expense is recognized.


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

RESULTS OF OPERATIONS

     Net income for common stock for the third quarter, the nine months and the 12 months ended September 30, 1996 was lower than in the corresponding 1995 periods by $1.0 million, $11.4 million ($.05 a share) and $16.2 million ($.07 a share), respectively. These results reflect the three-year electric rate agreement effective April 1, 1995, which provides for a generally lower level of incentive earnings opportunities and lower allowed returns on common equity.

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

                                                           Increases (Decreases)
                                         Three Months Ended  Nine Months Ended  Twelve Months Ended
                                         September 30, 1996  September 30, 1996 September 30, 1996
                                            Compared With      Compared With       Compared with
                                         Three Months Ended  Nine Months Ended  Twelve Months Ended
                                         September 30, 1995  September 30, 1995 September 30, 1995
                                         Amount     Percent  Amount     Percent Amount      Percent
                                                          (Amounts in Millions)
  Operating revenues                    $  40.5       2.2 %  $ 318.9     6.4 %  $ 386.1       6.0 %
  Fuel - electric and steam               (13.1)     (8.2)      64.2    16.6       68.3      13.7
  Purchased power - electric               44.2      15.2      112.3    13.2      168.6      16.0
  Gas purchased for resale                 13.6      54.2      127.5    67.6      140.7      57.0
  Operating revenues less fuel,
    purchased power and gas purchased
    for resale (Net revenues)              (4.2)     (0.3)      14.9     0.4        8.5       0.2

  Other operations and maintenance           -         -       (25.5)   (2.1)     (29.9)     (1.8)
  Depreciation and amortization             5.6       4.9       35.0    10.3       44.0       9.9
  Taxes, other than federal income tax     (5.9)     (1.9)      49.5     5.9       62.8       5.7
  Federal income tax                       (0.5)     (0.3)      (9.6)   (2.8)     (31.9)     (7.6)

  Operating income                         (3.4)     (0.8)     (34.5)   (4.1)     (36.5)     (3.5)

  Other income less deductions
    and related federal income tax         (2.1)    (56.3)      (4.2)  (58.0)      (1.5)    (17.1)
  Interest charges                         (0.2)     (0.3)      (1.9)   (0.8)       3.5       1.1

  Net income                               (5.3)     (1.6)     (36.8)   (6.0)     (41.5)     (5.7)

  Preferred stock dividend
    requirements                           (4.3)    (48.2)     (11.5)  (42.8)     (11.4)    (32.1)
  Gain on refunding of preferred
    stock                                    -         -        13.9      -        13.9        -

  Net income for common stock           $  (1.0)     (0.3)%  $ (11.4)   (2.0)%  $ (16.2)     (2.3)%

Third Quarter 1996 Compared with
Third Quarter 1995

     Net revenues (operating revenues less fuel, purchased power and gas purchased for resale) decreased $4.2 million in the third quarter of 1996 compared with the 1995 period. Electric and steam net revenues decreased $16.2 million and $1.8 million, respectively. Gas net revenues increased $13.8 million.

     Total electric revenues in the 1996 period were higher than in the corresponding 1995 period, largely reflecting recovery of higher purchased power costs, partially offset by the rate reduction, discussed above, for the second year of the current electric rate agreement. The 1995 electric rate agreement added to the ERAM a revenue per customer (RPC) mechanism (modified
ERAM) which excludes from adjustment those variances in the Company's electric revenues which result from changes in the number of customers in each electric service classification. Electric net revenues for the third quarter of 1996 have been increased by an accrual of $10.9 million under the modified ERAM, net of $22.4 million earned under the RPC mechanism, reflecting lower net revenues than the forecast level. This compares with a net revenue decrease in the 1995 period for credit due customers of $59.1 million, net of $5.9 million earned under the RPC mechanism, reflecting higher net revenues than the forecast level in that period.

     Electric net revenues for the third quarter of 1996 include
$16.7 million, compared with $12.6 million for the 1995 period, for incentives earned under the provisions of the electric rate agreements.

     The accounting provisions of the 1992 and 1995 electric rate agreements for Indian Point Unit 2 refueling and maintenance outages decreased electric net revenues for the third quarter of 1996 compared with the 1995 period by $7.0 million; related expenses decreased in like amount.

     Electric sales, excluding off-system sales, in the third quarter of 1996 compared with the 1995 period were:

                                           Millions of Kwhrs.
                             3rd Quarter  3rd Quarter              Percent
    Description                 1996         1995      Variation  Variation
Residential/Religious           3,212        3,511       (299)      (8.5)%
Commercial/Industrial           7,249        7,352       (103)      (1.4)%
Other                             173          182         (9)      (4.9)%
Total Con Edison Customers     10,634       11,045       (411)      (3.7)%

NYPA, Municipal Agency
 and Other Delivery Service     2,440        2,485        (45)      (1.8)%

Total Service Area             13,074       13,530       (456)      (3.4)%

     Gas and steam revenues in the 1996 period reflect rate increases effective October 1995. Gas net revenues for the third quarter of 1996 and 1995 include $9.2 million and $2.7 million, respectively, for incentives earned under the 1994 gas rate agreement relating to system improvement targets for gas leaks and to customer service performance.

     For the third quarter of 1996 firm gas sales volume decreased 0.3 percent and steam sales volume decreased 6.6 percent compared with the 1995 period.

     The decreases in electric and steam sales volumes for the period are due primarily to milder than normal 1996 summer weather compared to warmer than normal 1995 summer weather. After adjustment for comparability in both periods, primarily for variations in weather, electric sales volume in the Company's service territory increased 0.7 percent in the third quarter of 1996, firm gas sales volume decreased 0.4 percent and steam sales volume decreased 1.4 percent.

     Electric fuel costs decreased $22.9 million in the 1996 period due to lower sendout. Purchased power costs increased in the third quarter of 1996 by $44.2 million over the 1995 period due to the relatively high cost that the Company is required to pay under its IPP contracts, the increased cost of short-term power purchases, and increased unit purchases. Steam fuel costs increased $9.8 million due to the higher unit cost of fuel. Gas purchased for resale increased $13.6 million, reflecting the higher unit cost of purchased gas.

     Other operations and maintenance expenses were unchanged for the third quarter of 1996 compared with the 1995 period. Higher pension and other postretirement benefit expenses (due to changes in actuarial assumptions) were offset by lower production and distribution expenses.

     Depreciation and amortization increased $5.6 million in the third quarter of 1996 due to higher plant balances.

     Taxes, other than federal income tax, decreased $5.9 million in the third quarter of 1996 compared with the 1995 period due principally to decreased revenue taxes (reflecting a lower New
York State Corporate Tax Surcharge rate).

Nine Months Ended September 30, 1996 Compared with the Nine Months Ended September 30, 1995

     Net revenues (operating revenues less fuel, purchased power and gas purchased for resale) increased $14.9 million in the first nine months of 1996 compared with the first nine months of 1995. Electric net revenues decreased $45.0 million and gas and steam net revenues increased $39.2 million and $20.7 million, respectively.

     Total electric revenues in the 1996 period were higher than in the corresponding 1995 period, largely reflecting recovery of higher fuel and purchased power costs, partially offset by the rate reduction, discussed above, for the second rate year of the current electric rate agreement. Electric net revenues for the first nine months of 1996 have been increased by an accrual of $4.3 million, net of $42.7 million earned under the RPC mechanism, reflecting lower net revenues than the forecast level. This compares with a net revenue decrease in the 1995 period for credit due customers of $37.6 million, net of $6.0 million earned under the RPC mechanism, reflecting higher net revenues than the forecast level in that period.

     Electric net revenues for the first nine months of 1996 also include $41.6 million, compared with $47.4 million for the 1995 period, for incentives earned under the provisions of the rate agreements.

     The accounting provisions of the 1992 and 1995 electric rate agreements for Indian Point Unit 2 refueling and maintenance outages decreased electric net revenues for the nine months ended
September 30, 1996 compared with the 1995 period by $33.8 million; related expenses decreased in like amount.

     Electric sales, excluding off-system sales, in the first nine months of 1996 compared with the 1995 period were:


                                           Millions of Kwhrs.
                            Nine Months    Nine Months
                               Ended          Ended                 Percent
    Description            Sept.30, 1996  Sept.30, 1995  Variation  Variation
Residential/Religious           8,300          8,340        (40)      (0.5)%
Commercial/Industrial          19,501         19,272        229        1.2 %
Other                             468            469         (1)      (0.2)%

Total Con Edison Customers     28,269         28,081        188        0.7 %

NYPA, Municipal Agency
 and Other Delivery Service     7,117          6,992        125        1.8 %

Total Service Area             35,386         35,073        313        0.9 %


            Gas and steam revenues in the first nine months of 1996 were increased by rate increases effective October 1995 and by recovery of higher costs for gas purchased for resale and for steam fuel. Gas net revenues for the 1996 and 1995 periods include $9.2 million and $7.4 million, respectively, for incentives earned under the 1994 gas rate agreement, related to achievement of gas system improvement targets for gas leaks and to customer service performance.

     For the first nine months of 1996 firm gas sales volume increased 12.1 percent and steam sales volume increased 6.3 percent over the 1995 period, due primarily to colder than normal 1996 winter weather as compared to warmer than normal 1995 winter weather. Under the weather normalization clause in the Company's gas tariff, most weather-related variations in gas sales do not affect gas revenues.

     After adjustment for comparability in both periods, primarily for variations in weather, electric sales volume in the Company's service territory in the first nine months of 1996 increased 1.1 percent. Similarly adjusted, firm gas sales volume increased 2.8 percent and steam sales volume increased 0.2 percent.

     Electric fuel and purchased power costs increased in the first nine months of 1996 by $14.4 and $112.3 million, respectively, reflecting the higher unit cost of fuel and the higher costs of the Company's IPP power purchase contracts, offset by lower sendout. The increases in fuel and purchased power costs were mitigated by increased generation from the Company's Indian Point Unit 2 nuclear generating station, which was operating during the 1996 period but was out of service for refueling and maintenance for a large part of the 1995 period. Steam fuel costs increased $49.8 million due to increased sendout and higher unit cost of fuel. Gas purchased for resale increased $127.5 million reflecting higher sendout and higher unit cost.

     Other operations and maintenance expenses decreased $25.5 million in the first nine months of 1996 compared with the 1995 period due to decreases in the amortization of previously deferred Enlightened Energy program costs, reflecting lower program cost deferrals, and decreases in production expenses (principally due to the Indian Point Unit 2 refueling and maintenance outage in the 1995 period - there was no such outage in the 1996 period), offset in part by higher pension and other postretirement benefit expenses (due to changes in actuarial assumptions).

     Depreciation and amortization increased $35.0 million in the first nine months of 1996 due principally to higher plant balances and an additional provision for depreciation expense of $13.9 million corresponding to the amount of the gain on the refunding of preferred stock discussed above.

     Taxes, other than federal income tax, increased $49.5
million in the first nine months of 1996 compared with the 1995 period due primarily to increased property taxes ($38.3 million) and revenue taxes ($11.2 million).

     Federal income tax decreased $9.6 million in the first nine months of 1996 compared with the 1995 period, principally due to lower pre-tax income.

     Interest on long-term debt for the nine month period increased $5.7 million, principally as a result of the issuance of subordinated debentures to refund preferred stock, as discussed above.


Twelve Months Ended September 30, 1996 Compared with
Twelve Months Ended September 30, 1995

     Net revenues (operating revenues less fuel, purchased power and gas purchased for resale) increased $8.5 million in the 12 months ended September 30, 1996 compared with the 1995 period. Electric net revenues decreased $66.1 million and gas and steam net revenues increased $43.4 million and $31.2 million, respectively.

     Total electric revenues in the 1996 period were higher than in the corresponding 1995 period, largely reflecting recovery of higher purchased power costs, partially offset by the rate reduction, discussed above, for the second year of the current electric rate agreement. Electric net revenues for the 12 months ended September 30, 1996 were increased by an accrual of $6.6 million, net of $50.0 million earned under the RPC mechanism, reflecting lower net revenues than the forecast level, compared with a decrease in the 1995 period for credit due customers of $30.1 million, net of $6.0 million earned under the RPC mechanism, reflecting higher net revenues than the forecast level in that period.

     Electric net revenues for the 12 months ended September 30, 1996 include $51.8 million, compared with $72.3 million for the 1995 period, for incentives earned under the 1995 and 1992 electric rate agreements, respectively.

     The accounting provisions of the 1992 and 1995 electric rate agreements for Indian Point Unit 2 refueling and maintenance outages decreased electric net revenues for the 12 months ended
September 30, 1996 compared with the 1995 period by $27.9 million; related expenses decreased in like amount.

            Electric sales, excluding off-system sales, for the 12 months ended September 30, 1996 compared with the 12 months ended September 30, 1995 were:


                                           Millions of Kwhrs.
                            Twelve Months   Twelve Months
                                Ended           Ended                  Percent
    Description             Sept.30, 1996   Sept.30, 1995   Variation  Variation
Residential/Religious            10,809          10,729         80        0.7%
Commercial/Industrial            25,721          25,359        362        1.4%
Other                               616             616         -          - %

Total Con Edison Customers       37,146          36,704        442        1.2%

NYPA, Municipal Agency
 and Other Delivery Service       9,438           9,284        154        1.7%

Total Service Area               46,584          45,988        596        1.3%

     Gas and steam revenues in the 1996 period reflect rate increases in October 1995 and higher fuel-related revenues due to increased sales volumes and higher gas and steam unit costs of fuel. Gas net revenues for the 1996 and 1995 periods include $9.2 million and $7.4 million, respectively, for incentives earned under the 1994 gas rate agreement, related to achievement of gas system improvement targets for gas leaks and to customer service performance.

     For the 12 months ended September 30, 1996, firm gas sales volume increased 12.9 percent and steam sales volume increased
10.2 percent, due primarily to colder than normal 1996 winter weather as compared to warmer than normal 1995 winter weather. Under the weather normalization clause in the Company's gas tariff, most weather-related variations in gas sales do not affect gas revenues.

      After adjustment for comparability in both periods, primarily for variations in weather, electric sales volume in the Company's service territory in the 12 months ended September 30, 1996 increased 1.3 percent. Similarly adjusted, firm gas sales volume increased 2.4 percent and steam sales volume decreased 0.1 percent.

     Electric fuel costs increased $7.6 million in the 1996 period due to the higher unit cost of fuel. Purchased power costs increased in the 1996 period by $168.6 million over the 1995 period reflecting the relatively high cost that the Company is required to pay under its IPP contracts. Steam fuel costs increased $60.7 million due to higher sendout and higher unit cost of fuel. Gas purchased for resale increased $140.7 million, reflecting higher sendout and higher unit cost of fuel.

     Other operations and maintenance expenses decreased $29.9 million in the 12 months ended September 30, 1996 compared with the 1995 period due to decreases in the amortization of previously deferred Enlightened Energy program costs, reflecting lower program cost deferrals, and in electric production expenses (principally due to the Indian Point Unit 2 refueling and maintenance outage in the 1995 period - there was no such outage in the 1996 period), offset in part by higher pension and other postretirement benefit expenses (due to changes in actuarial assumptions).

     Depreciation and amortization increased $44.0 million in the 1996 period due principally to higher plant balances and an additional provision for depreciation expense of $13.9 million corresponding to the amount of the gain on the refunding of preferred stock.

     Taxes, other than federal income tax, increased $62.8 million in the 12 months ended September 30, 1996 compared with the 1995 period due primarily to increased property taxes ($47.7 million) and revenue taxes ($14.7 million).

     Federal income tax decreased $31.9 million for the 12 months ended September 30, 1996 compared with the 1995 period due principally to lower pre-tax income.

     Interest on long-term debt for the 12-month period increased
$9.8 million principally as a result of the issuance of subordinated debentures to refund preferred stock.

                         PART II. - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

SUPERFUND - PCB Treatment, Inc. Sites

     Reference is made to the information under the caption
"SUPERFUND - PCB Treatment Sites" in Part I, Item 3, Legal
Proceedings in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

     The United States Environmental Protection Agency ("EPA") has issued a preliminary waste-in list indicating that approximately 16.9 million pounds of PCB-contaminated oil, equipment and materials were shipped to the sites. The Company has informed the EPA that it shipped approximately 2.8 million pounds of waste to the sites. The EPA has identified over 700 parties that shipped waste to the sites, including federal agencies which, based on responses to the EPA's information request, appear to be responsible for approximately 7 million pounds of the waste. Several site PRPs, including the Company, have entered into an EPA consent order for additional site studies.

SUPERFUND - Astoria Site

     Reference is made to the information under the caption "SUPERFUND - Astoria Site" in Part I, Item 3, Legal Proceedings, in the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and to the information under the caption "ASTORIA SITE" in Part II, Item 1, Legal Proceedings, in the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996.


SUPERFUND - Port Refinery Site

     The EPA has notified the Company by letter, dated October 21, 1996, that it is a PRP for the Port Refinery Superfund Site in Rye Brook, NY. According to the EPA, Port Refinery Company used the site for the reprocessing and repackaging of mercury and caused extensive contamination which the EPA has cleaned up at a cost of approximately $4.5 million. In its letter, the EPA demands reimbursement of its costs from the Company and the 58 other site PRPs that the EPA has identified. Based on the documents provided by the EPA, it appears that the Company shipped 660 pounds of mercury to Port Refinery. The Company is currently investigating its dealings with Port Refinery in response to an EPA informational request for the site.

NUCLEAR FUEL DISPOSAL

     Reference is made to the information under the caption "NUCLEAR FUEL DISPOSAL" in Part I, Item 3, Legal Proceedings and
Part I, Item 7, Management's Discussion and Analysis in the Company's Annual Report on Form 10-K for the year ended December 31, 1995, and in Part II, Item 1, Legal Proceedings, in the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996.

RATE PROCEEDINGS

     Reference is made to (i) the information under the captions "REGULATION AND RATES" in Part I, Item 1, Business, "RATE PROCEEDINGS" in Part I, Item 3, Legal Proceedings and "LIQUIDITY AND CAPITAL RESOURCES - 1992 Electric Rate Agreement, 1995 Electric Rate Agreement, Gas and Steam Rate Agreements, and Competition" in Part I, Item 7, Management's Discussion and Analysis in the Company's Annual Report on Form 10-K for the year ended December 31, 1995; (ii) the information under the captions "LIQUIDITY AND CAPITAL RESOURCES - 1995 Electric Rate Agreement, Gas and Steam Rate Agreements, and Competition - New York State Initiative" in Part I, Item 2, Management's Discussion and Analysis in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996; and (iii) the Company's Current Report on Form 8-K, dated October 1, 1996.


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

Exhibit 10     Consolidated Edison Company of New York, Inc.
               1996 Stock Option Plan. (Incorporated by reference to Exhibit 10.47 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, in Commission File No. 1-1217.)

Exhibit 12 Statement of computation of ratio of earnings to fixed charges for the twelve-month periods ended
               September 30, 1996 and 1995.

Exhibit 27 Financial Data Schedule. (To the extent provided in Rule 402 of Regulation S-T, this exhibit shall not be deemed "filed", or otherwise subject to liabilities, or be deemed part of a registration statement.)

(b)  REPORTS ON FORM 8-K

     The Company filed a Current Report on Form 8-K, dated October 1, 1996, reporting (under Item 5) the provision to the New York State Public Service Commission of the Company's response to the Commission's May 20, 1996 order in its "Competitive Opportunities" proceeding, and the legal proceeding instituted by the Company and others challenging the order. The Company filed no other Current Reports on Form 8-K during the quarter ended September 30, 1996.

                            SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              CONSOLIDATED EDISON COMPANY
                                OF NEW YORK, INC.




DATE:   November 12, 1996     Joan S. Freilich
                              Joan S. Freilich
                              Senior Vice President,
                              Chief Financial Officer and
                              Duly Authorized Officer




DATE:   November 12, 1996     John F. Cioffi
                              John F. Cioffi
                              Vice President, Controller,
                              Acting Treasurer and
                              Chief Accounting Officer

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

10     Consolidated Edison Company of New York, Inc. 1996
       Stock Option Plan. (Incorporated by reference to
       Exhibit 10.47 to the Company's Annual Report on
       Form 10-K for the year ended December 31, 1995, in Commission File No. 1-1217.)

12 Statement of computation of ratio of earnings to fixed charges for the twelve-month periods ended
       September 30, 1996 and 1995.

27 Financial Data Schedule. (To the extent provided in Rule 402 of Regulation S-T, this exhibit shall not be deemed "filed", or otherwise subject to liabilities, or be deemed part of a registration statement.)