Form 10-K405
period 1996-12-31
CONSOLIDATED EDISON CO OF NEW YORK INC
filed 1997-03-28
CIK 23632

FORM 10-K

                      Securities and Exchange Commission
                            Washington, D.C. 20549



    [ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934

                 For the fiscal year ended DECEMBER 31, 1996

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

Consolidated Edison Company of New York, Inc.,
7 3/4% Quarterly Income Capital Securities (Series A     New York Stock Exchange
   Subordinated Deferrable Interest Debentures)
$5 Cumulative Preferred Stock, without par value         New York Stock Exchange
Cumulative Preferred Stock, 4.65% Series C               New York Stock Exchange
     ($100 par value)
Cumulative Preference Stock, 6% Convertible Series B
    ($100 par value)                                     New York Stock Exchange
Common Stock ($2.50 par value)                           New York, Chicago and
                                                         Pacific Stock Exchanges
Kings County Electric Light and Power Company,
Purchase Money, 6%, 99 Years Gold Bonds, due             New York Stock Exchange
   due October 1, 1997 (non-callable)


Securities Registered Pursuant to Section 12(g) of the Act:

Title of each class

Consolidated Edison Company of New York, Inc., Cumulative Preferred Stock,
   4.65% Series D ($100 par value)


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No

      Indicate by check mark if the disclosure of delinquent  filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

      The aggregate market value of the voting stock held by non-affiliates of the registrant, as of January 31, 1997, was $7,414,319,109. Excluded from this figure is $1,862,666 representing the market value of 60,086 shares of Common Stock held by the registrant's Trustees (directors). The registrant's Trustees are the only stockholders of the registrant, known to the registrant, who might be deemed "affiliates" of the registrant.

      As of February 28, 1997, the registrant had outstanding 235,004,373 shares of Common Stock.

                     Documents Incorporated By Reference

      Portions of the registrant's Proxy Statement for its 1997 Annual Meeting of Stockholders, to be filed with the Commission pursuant to Regulation 14A not later than 120 days after December 31, 1996, the close of the registrant's fiscal year, are incorporated in Part III of this report.

                              TABLE OF CONTENTS

                                                                       Page
PART I

ITEM 1.  Business                                                           4
ITEM 2.  Properties                                                        20
ITEM 3.  Legal Proceedings                                                 23
ITEM 4.  Submission of Matters to a Vote of Security Holders              None

Executive Officers of the Registrant                                       31


PART II

ITEM 5.  Market for the Registrant's Common Equity
               and Related Stockholder Matters                             36
ITEM 6.  Selected Financial Data                                           36
ITEM 7.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations               37
ITEM 8.  Financial Statements and Supplementary Data                       47
ITEM 9.  Changes in and Disagreements with Accountants
               on Accounting and Financial Disclosure                     None


PART III

ITEM 10. Directors and Executive Officers of the Registrant                 *
ITEM 11. Executive Compensation                                             *
ITEM 12. Security Ownership of Certain Beneficial Owners and Management     *
ITEM 13. Certain Relationships and Related Transactions                     *


PART IV

ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K   69


SIGNATURES                                                                 79

-------------------
*Incorporated by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held on May 19, 1997.

PART I


ITEM 1.     BUSINESS

Contents of Item 1                                                       Page

THE COMPANY                                                                4
INDUSTRY SEGMENTS                                                          5
ELECTRIC OPERATIONS                                                        5
GAS OPERATIONS                                                             8
STEAM OPERATIONS                                                          10
COMPETITIVE BUSINESSES AND COMPETITION                                    11
CAPITAL REQUIREMENTS AND FINANCING                                        11
FUEL SUPPLY                                                               12
REGULATION AND RATES                                                      14
ENVIRONMENTAL MATTERS AND RELATED LEGAL PROCEEDINGS                       15
GENERAL                                                                   17
EMPLOYEES                                                                 17
RESEARCH AND DEVELOPMENT                                                  17
OPERATING STATISTICS                                                      18


THE COMPANY

      Consolidated Edison Company of New York, Inc. (the Company), incorporated in New York State in 1884, supplies electric service in all of New York City (except part of Queens) and most of Westchester County, an approximately 660 square mile service area with a population of more than 8 million. It also supplies gas in Manhattan, The Bronx and parts of Queens and Westchester, and steam in part of Manhattan. State and municipal customers within the Company's service territory receive electric service from the New York Power Authority
(NYPA) through the Company's facilities.

      The New York State Public Service Commission (PSC), by order issued and effective May 20, 1996 in its "Competitive Opportunities" proceeding, endorsed a fundamental restructuring of the electric utility industry in New York State, based on competition in the generation and energy services sectors of the industry. On March 13, 1997, Con Edison and the PSC staff entered into a settlement agreement with respect to this proceeding. The settlement agreement is subject to PSC approval. For information about the settlement agreement and changes to the Company's business, see "Liquidity and Capital Resources
Competition and Restructuring and PSC Settlement Agreement " in Item 7 and "Competitive Businesses," below.

      This report includes forward-looking statements, which are statements of future expectation and not facts. Words such as "estimates," "expects," "anticipates," "plans," and similar expressions identify forward-looking statements. Actual results or developments might differ materially from those included in the forward-looking statements because of factors such as competition and industry restructuring, changes in economic conditions, changes in historical weather patterns, changes in laws, regulations or regulatory policies, developments in legal or public policy doctrines, technological developments and other presently unknown or unforeseen factors.

INDUSTRY SEGMENTS

      In 1996,  electric,  gas and steam  operating  revenues were 79.6 percent,
14.6 percent and 5.8 percent, respectively, of the Company's operating revenues. For information on operating revenues, expenses and income for the years ended December 31, 1996, 1995 and 1994, and assets at those dates, relating to the Company's electric, gas and steam operations, see Note J to the financial statements in Item 8. For information about changes to the Company's business, see "Liquidity and Capital Resources - Competition and Restructuring and PSC Settlement Agreement" in Item 7 and "Competitive Businesses," below.


ELECTRIC OPERATIONS

      ELECTRIC SALES.  Electric  operating revenues were $5.6 billion in 1996 or
79.6 percent of total Company operating revenues. The percentages were 82.5 and 80.6, respectively, in the two preceding years. Electricity sales in the Company's service area in 1996, including usage by customers served by NYPA and the New York City and Westchester County municipal electric agencies, but excluding off-system sales, increased 0.8 percent from 1995, after increasing
0.7 percent and 2.0 percent, respectively, in the two preceding years. After adjusting for variations, principally weather and billing days, electricity sales volume increased 0.9 percent in 1996, 1.2 percent in 1995 and 1.5 percent in 1994. Weather-adjusted sales represent the Company's estimate of the sales that would have been made if historical average weather conditions had occurred.

      In 1996, 79.8 percent of the electricity delivered in the Company's service area was sold by the Company to its customers, and the balance was delivered to customers of NYPA and municipal electric agencies. Of the Company's sales, 29.2 percent was to residential customers, 66.9 percent was to commercial customers, 2.2 percent was to industrial customers and the balance was to railroads and public authorities.

      For further information about amounts of electric energy sold, see "Operating Statistics," below. For information about the Company's current electric rate agreement, see "Liquidity and Capital Resources - 1995 Electric Rate Agreement" in Item 7. For information about changes that will permit the Company's customers to choose alternative energy suppliers, see "Liquidity and Capital Resources - Competition and Restructuring and PSC Settlement Agreement" in Item 7.


      ELECTRIC SUPPLY. The Company either generates the electric energy it sells, purchases the energy from other utilities or non-utility generators (NUGs, sometimes referred to as independent power producers or IPPs) pursuant to long-term firm power contracts or purchases non-firm economy energy.

      The sources of electric energy generated and purchased during the years 1992-1996 are shown below:

                                  1992     1993     1994     1995     1996

Generated:
  Fossil-Fueled* ...........      42.3%    35.5%    30.9%    30.1%    22.7%
  Nuclear (Indian Point 2) .      20.4%    14.8%    18.4%    10.8%    17.7%
Total Generated ............      62.7%    50.3%    49.3%    40.9%    40.4%

Firm Purchases:
  NYPA .....................       4.8%     6.0%     1.3%     1.3%     2.0%
  Hydro-Quebec .............       2.9%     4.3%     4.8%     5.8%     6.0%
  Non-Utility Generators ...       8.9%    11.9%    12.9%    29.9%    29.5%
Other Purchases* ...........      20.7%    27.5%    31.7%    22.1%    22.1%
Total Purchased ............      37.3%    49.7%    50.7%    59.1%    59.6%

Generated & Purchased ......       100%     100%     100%     100%     100%
-----
* For 1996 and 1995, includes electricity generated for others. See "Gas Conversions" and "Operating Statistics", below.

      For further information about amounts of electric energy generated and purchased, see "Operating Statistics", below. For information about the
Company's generating facilities, see "Electric Facilities - Generating Facilities" in Item 2. For information about divestiture of the Company's generating capacity, see "Liquidity and Capital Resources - PSC Settlement Agreement" in Item 7. For information about the Company's purchases of electric energy, see "NYPA", "Hydro-Quebec", "Non-Utility Generators", "New York Power Pool" and "Gas Conversions", below.


ELECTRIC PEAK LOAD AND CAPACITY. The electric peak load in the Company's service area occurs during the summer air conditioning season. The 1996 one-hour peak load in the Company's service area (which occurred on July 18, 1996) was 9,788 thousand kilowatts (MW). The record peak load for the service area, which occurred on August 2, 1995 was 10,805 MW. The 1996 peak load included an estimated 8,158 MW for the Company's customers and 1,630 MW for NYPA's customers and municipal electric agency customers. The 1996 peak, if adjusted to historical design weather conditions, would have been 10,950 MW, 100 MW higher than the peak in 1995 when similarly adjusted. The Company estimates that, under design weather conditions, the 1997 service peak load would be 11,050 MW, including 9,300 MW for the Company's customers. "Design weather" for the electric system is a standard to which the actual peak load is adjusted for evaluation.

      The capacity resources available to the Company's service area at the time of the system peak in the summer of 1996 totaled (before outages) 13,635 MW, of which 10,362 MW represented net available generating capacity (including the capacity of NYPA's Poletti and Indian Point 3 units) and 3,273 MW represented net firm purchases by the Company and NYPA. The Company expects to have sufficient electric capacity available to meet the requirements of its customers in 1997. For information about the Company's capacity reserve margin, see "New York Power Pool", below.

      For information about the Company's generating, transmission and distribution facilities, see "Electric Facilities" in Item 2. For information about divestiture of the Company's generating capacity, see "Liquidity and Capital Resources - PSC Settlement Agreement" in Item 7. For information about the Company's plans to meet its requirements for electric capacity, see "Liquidity and Capital Resources - Electric Capacity Resources" in Item 7.


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


      HYDRO-QUEBEC. The Company has an agreement with NYPA to purchase, through a contract between NYPA and Hydro-Quebec (a government-owned Canadian electric utility), 780 MW of capacity and associated kilowatt-hours of energy each year during the months of April through October until October 31, 1998. The amount and price of a "basic amount" of energy the Company is entitled to purchase each year are subject to negotiation with Hydro-Quebec and approval by the National Energy Board of Canada, a Canadian regulatory agency. However, the capacity commitment is firm and the Company may draw upon the capacity in accordance with the contract even if the energy received by the Company exceeds the basic amount, provided the Company returns the excess energy to Hydro-Quebec during the following November-through-March period. Subject to regulatory approvals, this contract has been extended to cover purchases by the Company of 400 MW of power during the April-through-October periods of 1999 through 2003.


      NON-UTILITY GENERATORS. Federal and state regulations encourage competition in the market for generation of electric power. These laws generally require electric utilities to purchase electric power from and sell electric power to qualifying NUGs. The Federal Energy Regulatory Commission (FERC) has issued rules requiring utilities to purchase electricity from qualifying facilities at a price equal to the purchasing utility's "avoided cost." For information about the Company's contracts with NUGs, see "Liquidity and Capital Resources - Electric Capacity Resources and Competition and Restructuring and PSC Settlement Agreement" in Item 7 and Note G to the financial statements in
Item 8.

      NEW YORK POWER POOL. The Company and the other major electric utilities in New York State, including NYPA, are members of the New York Power Pool. The primary purpose of the Power Pool is to coordinate planning and operations so as to better assure the reliability of the State's interconnected electric systems. As a member of the Power Pool, the Company is required to maintain its capacity resources (net generating capacity and net firm purchases) at a minimum reserve margin of 18% above its peak load, and to pay penalties if it fails to maintain the required level. The Company met the reserve requirement in 1996 and expects to meet it in 1997. For information about a plan to restructure the wholesale electric market in New York State, see "Liquidity and Capital Resources Competition and Restructuring" in Item 7.


      MUNICIPAL ELECTRIC AGENCIES. Westchester County and New York City maintain municipal electric agencies to purchase electric energy, including hydroelectric energy from NYPA. The Company has entered into agreements with the County and City agencies whereby the Company is delivering interruptible hydroelectric energy from NYPA's Niagara and St. Lawrence projects to electric customers designated by the agencies. These agreements may be terminated by either party upon either one year's prior notice or, in certain circumstances, upon 10 days' notice. A similar agreement, covering energy from NYPA's Fitzpatrick nuclear plant, provides for termination in 2010. For information on the amount of energy delivered, see "Operating Statistics," below.


      GAS CONVERSIONS. In 1996, the Company, for a fee, generated 1,672,603 MWhrs of electric energy (3.8 percent of the electric energy generated and purchased by the Company) for others using as fuel gas that they provided, and subsequently purchased 1,553,764 MWhrs of such electric energy for sale to the Company's customers. In 1995, 3,159,047 MWhrs were so generated (7.0 percent of the electric energy generated and purchased by the Company), of which 2,666,837 MWhrs were subsequently purchased by the Company.



GAS OPERATIONS


      GAS SALES. Gas operating revenues in 1996 were $1.0 billion or 14.6 percent of total Company operating revenues. The percentages were 12.4 and 14.0, respectively, in the two preceding years. Gas sales volume to firm customers increased 8.9 percent in 1996 from the 1995 level. After adjusting for variations, principally weather, firm gas sales volume to these customers increased 1.9 percent. Including sales to interruptible and off-system customers, actual sales volume increased 19.0 percent in 1996.

      The Company sells gas to its firm gas customers at the Company's cost. The Company shares with its firm gas customers net revenues (operating revenues less the cost of gas purchased for resale) from interruptible gas sales, off-system sales and other "non-core" transactions. Regardless of whether the Company or another supplier sells the gas to customers in the Company's service area, the gas is distributed to the customers through the Company's system of distribution mains and service lines. The customers pay the Company a fee (reflecting the Company's costs and a rate of return on the Company's investment in its gas system) for distributing the gas. For information about the Company's current gas rate agreement see "Liquidity and Capital Resources - Gas and Steam Rate Agreements" in Item 7. For Information about the Company's gas facilities, see "Gas Facilities" in Item 2.

      All of the Company's gas customers, either individually (at least 3,500 dekatherms per annum) or by aggregating their demand with other customers (at least 5,000 dekatherms per annum), became eligible in 1996 to purchase gas directly from suppliers other than the Company. In 1996, 100 large-volume customers, with a total usage of approximately 20,000,000 dekatherms per annum, had contracts enabling them to purchase gas from other suppliers. The Company sold to these customers 75 percent of the gas used by them. By the end of 1996, 12 smaller firm gas customers, with a total annual usage of approximately 17,200 dekatherms per annum, had aggregated their demand. All of the gas used by these smaller customers in 1997 is expected to be supplied by gas marketers unaffiliated with the Company.

      The Company enters into off-system sales transactions such as releases of pipeline capacity and bundled sales of gas and ancillary services. Net revenues from these transactions were $15.1 million in 1996, compared to $2.5 million in 1995.

      For information on the quantities of gas sold, transported for others and used by the Company as boiler fuel to generate electricity and steam, see "Operating Statistics" and "Fuel Supply," below.


      GAS REQUIREMENTS. Firm demand for gas in the Company's service area peaks during the winter heating season. The design criteria for the Company's gas system assume severe weather conditions that have not occurred in the Company's service area since 1934. Under these criteria, the Company estimates that the requirements to supply its firm gas customers, together with the minimum amount essential for its electric and steam systems, would amount to 71,400 thousand dekatherms (mdth) of gas during the 1996/97 winter heating season and that gas available to the Company would amount to 92,300 mdth. For the 1997/98 winter, the Company estimates that the requirements would amount to approximately 72,200 mdth and that the gas available to the Company would amount to approximately 92,300 mdth. As of March 15, 1997, the 1996/97 winter peak day sendout to the Company's customers was 798 mdth, which occurred on January 18, 1997. The Company estimates that, under the design criteria, the peak day requirements for firm customers during the 1997/98 winter season would amount to approximately 862 mdth and expects that it would have sufficient gas available to meet these requirements.

      GAS SUPPLY. The Company has contracts for the purchase of firm transportation and storage services with seven interstate pipeline companies. The Company also has contracts with sixteen pipeline and non-pipeline suppliers for the firm purchase of natural gas. The Company also has interruptible gas purchase contracts with numerous suppliers and interruptible gas transportation contracts with interstate pipelines. The Company expects to have sufficient gas supply to meet the requirements of its customers in 1997.



STEAM OPERATIONS


      STEAM SALES. The Company sells steam in Manhattan south of 96th Street, mostly to large office buildings, apartment houses and hospitals. In 1996, steam operating revenues were $405 million or 5.8 percent of total Company operating revenues. The percentages were 5.1 and 5.4, respectively, in the two preceding years. Steam sales volume increased 1.9 percent in 1996 from the 1995 level. After adjusting for variations, principally weather, steam sales decreased 0.1 percent. For information about the Company's current steam rate agreement, see "Liquidity and Capital Resources - Gas and Steam Rate Agreements" in Item 7.

      STEAM SUPPLY. 47.3 percent of the steam sold by the Company in 1996 was produced in the Company's electric generating stations, where it is first used to generate electricity. 2.2 percent of the steam sold by the Company in 1996 was purchased from a NUG. The remainder was produced in the Company's steam-only generating units. For information about the Company's steam facilities, see "Steam Facilities" in Item 2.

      STEAM PEAK LOAD AND CAPABILITY. Demand for steam in the Company's service area peaks during the winter heating season. The one-hour peak load during the winter of 1996/97 (through March 15, 1997) occurred on January 13, 1997 when the load reached 10.0 million pounds. The Company estimates that for the winter of 1997/98 the peak demand of its steam customers would be approximately 12.2 million pounds per hour under design criteria, which assume severe weather.

      On December 31, 1996, the steam system had the capability of delivering about 14.2 million pounds of steam per hour. This figure does not reflect the unavailability or reduced capacity of generating facilities resulting from repair or maintenance. The Company estimates that, on a comparable basis, the system will have the capability to deliver approximately 13.1 million pounds of steam per hour in the 1997/98 winter.

COMPETITIVE BUSINESSES AND COMPETITION


      For information about competition in the electricity and gas industries and additional information about the Company's plans to engage in competitive businesses, see "Liquidity and Capital Resources - Electric Capacity Resources, Competition and Industry Restructuring and PSC Settlement Agreement" in Item 7 and "Gas Operations - Gas Sales," above.

      ProMark Energy, Inc. and Gramercy Development, Inc, each a wholly-owned subsidiary of the Company, engage in competitive businesses.

      ProMark was formed in 1993 to market gas and related services. In 1996, the PSC eliminated its restriction which had prohibited ProMark from marketing gas within the Company's gas service area. In March 1997, the PSC authorized an expansion of ProMark's business activities that will permit ProMark to become a full-service provider of energy services engaging in both wholesale and retail sales of electricity and gas and related services.

      Gramercy Development was formed in late 1996 to invest in energy infrastructure development projects and to market technical services.

      The financial statements in Item 8 include the accounts of the Company and its wholly-owned subsidiaries (with intercompany transactions eliminated). At December 31, 1996, the Company's investment in these subsidiaries was approximately $16 million. The results of operations of these subsidiaries have not been material.



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

FUEL SUPPLY


      GENERAL. In 1996, 22.1 percent of the electricity supplied to the Company's customers was obtained by the Company through economy purchases of energy produced from a variety of fuels. Of the remaining 77.9 percent, which was either obtained through firm purchases of energy, generated by the Company for its customers, or generated by the Company for others from their fuel and subsequently purchased by the Company (see "Electric Operations", above), oil was used to generate 8.7 percent of the electricity, natural gas 43.0 percent, nuclear power 19.3 percent, hydroelectric power 6.0 percent, and refuse 0.9 percent. In 1996, the Company used oil to produce 63.1 percent, and gas to produce 34.7 percent, of the steam supplied to the Company's customers. The remaining 2.2 percent was purchased by the Company from a NUG.

      A comparison of the cost, in cents per million Btu, of fuel used by the Company to generate electricity and steam (excluding electricity generated for others as described under "Gas Conversions," above) during the years 1992-1996 is shown below:
                   1992      1993      1994      1995      1996
Residual Oil ...... 345       352       316       316       441
Distillate Oil .... 501       499       467       399       465
Natural Gas ....... 285       288       255       253       324
Nuclear ...........  43        37        42        51        50
Weighted Average .. 232       243       206       223       255

      The Company is prohibited from using fuels that do not conform to the requirements of the New York State air pollution control code and, in the case of its in-City plants, the New York City air pollution control code. In the City, the Company is not permitted to burn coal or to burn residual fuel oil having a sulfur content of more than 0.3 percent.


      RESIDUAL OIL. Based on anticipated consumption rates, the Company has an adequate supply of residual fuel oil for its generating stations and the Company's shares of generating capacity at the Roseton and Bowline Point stations jointly-owned by the Company and other utilities. See "Electric Facilities" in Item 2. Oil consumption rates vary widely from month to month. The oil burned at Company facilities in 1996, including the Company's shares of generating capacity at Roseton and Bowline Point, totaled 10.4 million barrels. The Company has contracts for oil supply that have staggered termination dates and has options for additional oil supply sufficient to cover all of its expected requirements for residual oil through September 1997. The Company anticipates covering the balance of its 1997 requirements through new contracts, exercise of existing contract options and purchases on the spot market.


      NATURAL GAS. During 1996, the Company burned approximately 89,900 mdth of gas for the production of electricity and steam, including 5,000 mdth attributable to the Company's share of generating capacity at the Roseton and Bowline Point stations and 16,700 mdth of gas provided by others. See "Electric Operations - Gas Conversions," above. The Company expects to continue to have substantial amounts of gas available in 1997 for the production of electricity and steam for its customers.

      DISTILLATE OIL. The Company's estimated 1997 requirements for distillate oil for gas turbine fuel are about 200,000 barrels. The Company expects to be able to satisfy these requirements through purchases on the spot market.

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

      Contracts for uranium and conversion are in the process of being negotiated. The uranium and conversion provided under these contracts, together with that already purchased, will be sufficient for the planned 1997 and 1999 refuelings of Indian Point 2. Arrangements are expected to be completed in 1998 for the additional uranium and conversion required for the expected 2001 refueling of Indian Point 2. The Company has contracts covering most of its expected requirements for uranium enrichment services and all of its expected requirements for fuel fabrication services through the expiration of Indian Point 2's operating license in 2013.

      Under normal operating conditions, scheduled refueling and maintenance outages are generally required for Indian Point 2 after each cycle of approximately 22 months of operation. A refueling and maintenance outage is scheduled to commence in May 1997. Mid-cycle inspection and maintenance outages may also be required. An unscheduled Indian Point 2 outage commenced on January 25, 1997 and ended on March 15, 1997.

      See "Nuclear Decommissioning" and "Nuclear Fuel" in Note A to the financial statements in Item 8.

      The Company is one of eleven  utilities  participating  in a private spent fuel storage initiative, which plans to license and build an interim, commercial, spent nuclear fuel storage facility by 2002. The site currently under consideration is on the Skull Valley Goshute Indian Reservation in Utah. Since 1995, each participant has contributed approximately $1 million for engineering, licensing and legal studies for the preparation of a license submittal to the Nuclear Regulatory Commission by the third quarter of 1997. Thereafter, each participating utility will have an opportunity to decide whether or not to continue its participation in this project. See "Liquidity and Capital Resources -- Nuclear Fuel Disposal" in Item 7.

      The Company disposes of low-level radioactive wastes (LLRW) generated at Indian Point at the licensed disposal facility located in Barnwell, South Carolina. Under the 1985 Federal Low Level Radioactive Waste Amendments Act, New York State was required by January 1996 to provide for permanent disposal of all LLRW generated in the state. New York State has not provided for such disposal. The Company expects that it will be able to provide for such storage of LLRW as may be required until New York State establishes a storage or disposal facility or adopts some other LLRW management method.


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

      For information about changes in regulation affecting the Company, see "Liquidity and Capital Resources - Competition and Industry Restructuring and PSC Settlement" in Item 7.

      ELECTRIC, GAS and STEAM RATES. The Company's rates are among the highest in the country. For information about the Company's rates, see "Liquidity and Capital Resources - 1992 Electric Rate Agreement, 1995 Electric Rate Agreement, PSC Settlement Agreement and Gas and Steam Rate Agreements" in Item 7.

      New York State law requires electric and gas utilities to charge religious organizations rates that do not exceed those charged to residential customers. In December 1994, the Company and the New York Attorney General executed a settlement under which the Company admitted no wrongdoing but agreed to provide refunds to religious organizations that had been served under generally higher commercial rates and transfer affected customers to the appropriate rates. In a related matter, seven customers have sued the Company in the United States District Court for the Southern District of New York each claiming that it has operated as a religious organization and has been charged commercial rates for electric service. The plaintiffs are seeking $500 million for the class members in this purported class action. The Company is opposing plaintiffs' motion for class certification and the Company has made a motion for summary judgment. The suit is entitled Brownsville Baptist Church, et. al. v. Consolidated Edison Company of New York, Inc.

      STATE ENERGY PLAN. In October 1994, the New York State Energy Planning Board, released its most recent State Energy Plan. The plan is designed to provide "an intelligent framework for evaluating the proper course for energy policy, environmental protection and economic development . . . to assure that New Yorkers will have a safe, affordable and reliable supply of energy that will promote future economic growth and protect our environment." Under New York State law, any energy-related decisions of State agencies must be reasonably consistent with the plan. The Energy Planning Board has announced that a new plan will be issued during 1997.

ENVIRONMENTAL MATTERS AND RELATED LEGAL PROCEEDINGS

      GENERAL. During 1996, the Company's capital expenditures for environmental protection facilities and related studies were approximately $45 million. The Company estimates that such expenditures will amount to approximately $53 million in 1997 and $43 million in 1998. These amounts include capital expenditures in 1997 and 1998 required to comply with the Federal Clean Air Act Amendments of 1990 and a 1994 consent decree with the New York State Department of Environmental Conservation. See "Liquidity and Capital Resources - Clean Air Act Amendments" in Item 7 and "Environmental Matters - DEC Settlement" in Note F to the financial statements in Item 8.

      INDIAN POINT. The Company believes that a serious accident at its Indian Point 2 nuclear unit is extremely unlikely, but despite substantial insurance coverage, the losses to the Company in the event of a serious accident could materially adversely affect the Company's financial position and results of operations. For information about Indian Point 2 and the Company's retired Indian Point 1 nuclear unit, see "Electric Operations" and "Fuel Supply Nuclear Fuel" above, "Cooling Towers" below, "Electric Facilities - Generating Facilities" in Item 2, "Liquidity and Capital Resources - Capital Requirements" in Item 7 and Notes A and F to the financial statements in Item 8.

      SUPERFUND. The Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (Superfund) by its terms imposes joint and several strict liability, regardless of fault, upon generators of hazardous substances for resulting removal and remedial costs and environmental damages. In the course of the Company's operations, materials are generated that are deemed to be hazardous substances under Superfund. These materials include asbestos and dielectric fluids containing polychlorinated biphenyls (PCBs). Other hazardous substances are generated in the Company's operations or may be present at Company locations. Also, hazardous substances were generated at the manufactured gas plants which the Company and its predecessor companies used to operate. For additional information about Superfund, see "Superfund" in Item 3 and "Environmental Matters - Superfund Claims" in Note F to the financial statements in Item 8.

      ASBESTOS. Asbestos is present in numerous Company facilities. For information about asbestos, see "Environmental Matters - Asbestos Claims" in Note F to the financial statements in Item 8 and "Gramercy Park" and "Asbestos Litigation" in Item 3.

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

      For information about a claim under the Toxic Substances Control Act, see "Toxic Substances Control Act" in Item 3.

      AIR QUALITY. For information about the Federal Clean Air Act amendments of 1990, see "Liquidity and Capital Resources - Clean Air Act Amendments" in Item
7. For information about divestiture of the Company's in-City generating capacity, see "Liquidity and Capital Resources - PSC Settlement Agreement" in
Item 7.

      The flue gases from oil combustion furnaces, including the Company's generating stations, contain microscopic particles of ash and soot. Some chemical constituents of these particles have been designated as "Hazardous Air Pollutants" under the Clean Air Act Amendments of 1990. Utility boilers are exempt from regulation as sources of hazardous air pollutants until the United States Environmental Protection Agency (EPA) completes a study of the hazards to public health reasonably anticipated to occur as a result of emissions by electric generating units. In 1996, the EPA issued an interim final report regarding the study. The report contains no conclusions concerning the need for control of hazardous air pollutants from utility facilities.

      In November 1996, the EPA proposed new ozone and particulate matter standards. If the new standards are adopted, the New York State Department of Environmental Conservation (DEC) will be required to develop an implementation plan acceptable to the EPA. The Company cannot predict whether or in what form new standards will be adopted. If the proposed ozone standard is adopted, the Company does not expect that compliance with this standard would require additional capital expenditures in excess of the approximately $150 million of capital expenditures estimated to be required for compliance with the Clean Air Act amendments of 1990. See "Liquidity and Capital Resources - Clean Air Act Amendments" in Item 7. If the proposed particulate matter standard is adopted, the Company expects that compliance with the new standard could require additional capital expenditures, the amount of which could be material.

      In March 1991, the DEC issued a notice of intent to prepare a draft environmental impact statement (DEIS) concerning draft DEC regulations that would establish standards of performance, effective beginning in the year 2000, for steam electric generating units that are operated beyond their "useful design life." The draft regulations define "useful design life" as 45 years from the date of initial operation. All of the Company's steam electric generating units in New York City would reach their "useful design lives" by 2014. The draft regulations would impose operating efficiency requirements (heat rates) that many of these units may not be able to meet, and stringent nitrogen oxides and particulate matter emissions limitations. The DEC has not yet issued the DEIS. The Company is unable to predict the final form of the regulations or whether the DEC will ultimately adopt such regulations.

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

      In September 1991, after the expiration of the 1981 settlement, three environmental interest groups commenced litigation challenging the permit status of the units pending renewal of their discharge permits, which expired in
October 1992. Under a consent order settling this litigation, certain restrictions on the units' usage of Hudson River water have been imposed on an interim basis. Permit renewal applications were filed in April 1992, after which the DEC determined that the Company must submit a DEIS to provide a basis for determining new permit conditions. The DEIS, submitted in July 1993, includes an evaluation of the costs and environmental benefits of potential mitigation alternatives, one of which is the installation of cooling towers. The Company has been participating with the DEC and several environmental groups in reviewing the initial DEIS. The review is expected to be completed in 1997, after which a revised and updated DEIS will be prepared for public comment. Pending issuance of final renewal permits, the terms and conditions of the expired permits continue in effect.

      ELECTRIC AND MAGNETIC FIELDS. Electric and magnetic fields (EMF) are found wherever electricity is used. Several scientific studies have raised concerns that EMF surrounding electric equipment and wires, including power lines, may present health risks. In October 1996, the National Academy of Science issued a report concluding that "the current body of evidence does not show that exposure to [EMF] presents a human health hazard." For additional information about EMF, see "Environmental Matters - EMF" in Note F to the financial statements in Item 8.


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


EMPLOYEES

      The Company had 15,801 employees on December 31, 1996. For information about the collective bargaining agreement covering about two-thirds of the Company's employees, see "Liquidity and Capital Resources - Collective Bargaining Agreement " in Item 7.


RESEARCH AND DEVELOPMENT

      For information about the Company's research and development costs, see Note A to the financial statements in Item 8.


OPERATING STATISTICS
=======================================================================================================================
Year Ended December 31                        1996          1995              1994             1993             1992
-----------------------------------------------------------------------------------------------------------------------
ELECTRIC Energy (MWhrs)

Generated (a) ........................   17,823,778       18,436,798       20,419,828       20,079,995       24,157,503
Purchased from Others (a) ............   26,178,042       26,700,594       21,036,437       19,813,654       14,360,373
Total Generated and Purchased ........   44,001,820       45,137,392       41,456,265       39,893,649       38,517,876
Less: Supplied without direct charge .           71               71               73               74               75
      Used by Company (b) ............      164,206          165,934          134,940          183,903          173,834
      Distribution losses and
            other variances ..........    2,716,235        2,977,547        2,762,315        2,863,828        2,781,046
Net Generated and Purchased ..........   41,121,308       41,993,840       38,558,937       36,845,844       35,562,921

Electric Energy Sold:
      Residential ....................   10,867,085       10,848,648       10,660,148       10,512,496        9,845,397
      Commercial and Industrial ......   25,725,502       25,492,489       25,511,974       25,118,125       24,680,600
      Railroads and Railways .........       47,004           47,482           47,289           49,542           50,934
      Public Authorities .............      564,363          569,749          554,753          560,836          542,358
Total Sales to Con Edison Customers      37,203,954       36,958,368       36,774,164       36,240,999       35,119,289
Off-System Sales (a) (c) .............    3,917,354        5,035,472        1,784,773          604,845          443,632
Total Electric Energy Sold ...........   41,121,308       41,993,840       38,558,937       36,845,844       35,562,921

Total Sales to Con Edison Customers      37,203,954       36,958,368       36,774,164       36,240,999       35,119,289
Delivery Service to NYPA
      Customers and Others ...........    8,816,873        8,855,790        8,773,155        8,441,624        8,187,292
Service for Municipal Agencies .......      617,293          456,728          413,893          361,854          287,489
Total Sales in Franchise Area ........   46,638,120       46,270,886       45,961,212       45,044,477       43,594,070


Average Annual kWhr Use Per
      Residential Customer (d) .......        4,184            4,188            4,136            4,104            3,872

Average Revenue Per kWhr Sold (cents):
      Residential (d) ................         16.5             16.1             15.8             16.0             15.0
      Commercial and Industrial (d) ..         12.9             12.5             12.2             12.6             12.0



(a) For 1996 and 1995, amounts generated include 1,672,603 and 3,159,047 MWhrs, respectively, generated for others, which is also included in off-system sales. For 1996 and 1995, amounts purchased include 1,553,764 and 2,666,837
    MWhrs, respectively, of such electric energy that was subsequently purchased by the Company. See "Electric Operations Gas Conversions", above.

(b) For 1995, 1993 and 1992, electric energy used by the Company includes 436, 29,233 and 30,859 MWhrs, respectively, supplied to NYPA. For 1996 and 1994 electric energy used by the Company includes 544 and 21,275 MWhrs, respectively, received from NYPA.

(c) For 1995, 1994, 1993 and 1992,  off-system sales include 2,825,  350, 2,142, and 52,929 MWhrs, respectively, which were sold to NYPA and are also included in the Delivery Service to NYPA. There were no such sales to NYPA in 1996.

(d) Includes Municipal Agency sales.







OPERATING STATISTICS
=======================================================================================================================
Year Ended December 31                        1996            1995            1994             1993             1992
-----------------------------------------------------------------------------------------------------------------------


GAS (Dth) (a)

Purchased (b) ..........................  219,439,813       217,268,986    208,328,267     214,719,241      221,181,200
Storage - net change ...................   (4,032,224)        9,469,767     (4,410,363)        222,559          752,561
     Used as boiler fuel  at Electric
      and Steam Stations (b) ...........  (84,849,049)     (110,761,124)   (92,680,221)   (108,153,436)    (116,951,577)
Gas Purchased for Resale ...............  130,558,540       115,977,629    111,237,683     106,788,364      104,982,184

Less: Gas used by Company ..............      272,040           237,688        221,715         203,793          153,537
      Off-System Sales & NYPA (c) ......   11,023,023         4,887,971          --              --               --
      Distribution losses
           and other variances .........      176,930         4,654,832      2,443,486       3,998,234        3,856,836
Total Sales to Con Edison Customers ....  119,086,547       106,197,138    108,572,482     102,586,337      100,971,811

Gas Sold (a)
Firm Sales:
      Residential ......................   56,590,018        51,702,329     53,981,416      52,624,331       52,626,406
      General ..........................   42,190,091        39,021,997     39,365,003      37,214,994       36,656,433
      Total Firm Sales .................   98,780,109        90,724,326     93,346,419      89,839,325       89,282,839
Interruptible Sales ....................   20,306,438        15,472,812     15,226,063      12,747,012       11,688,972
Total Sales to Con Edison Customers ....  119,086,547       106,197,138    108,572,482     102,586,337      100,971,811
Transportation of Customer-Owned Gas:
      NYPA .............................    4,966,983        24,972,796     14,546,325      15,965,084       19,892,008
      Other ............................    5,011,124         5,388,393      3,823,176       4,926,565        5,556,433
Off-System Sales .......................   11,293,425         3,376,375         --              --                --
Total Sales and Transportation .........  140,358,079       139,934,702    126,941,983     123,477,986      126,420,252


Average Revenue Per Dth Sold (a):
      Residential ......................       $10.00            $ 9.43         $ 9.85          $ 9.27           $ 8.41
      General ..........................       $ 7.15            $ 6.38         $ 7.05          $ 6.71           $ 6.03



STEAM Sold (Mlbs): .....................   29,995,762        29,425,780     30,685,155      29,394,335       29,381,922

Average Revenue per Mlbs Sold ..........       $13.34            $11.35         $11.10          $11.06           $10.63


CUSTOMERS - Average for Year
Electric ...............................    3,001,870         2,994,447      2,980,026       2,964,716        2,950,614
Gas ....................................    1,035,528         1,034,784      1,031,675       1,028,048        1,026,546
Steam ..................................        1,932             1,945          1,964           1,973            1,970




(a) Does not include amounts for the Company's gas marketing subsidiary.  See
    "Competitive Businesses and Competition," above.

(b) For 1996 and 1995, gas used as boiler fuel includes 16,739,188 and 31,706,551 Dth, respectively, provided by others. See "Electric Operations -
    Gas Conversions," above.

(c) For 1996 and 1995, includes 173,388 and 1,305,730 Dth, respectively, for balancing transactions with NYPA.



ITEM 2.     PROPERTIES

      At December 31, 1996, the capitalized cost of the Company's utility plant, net of accumulated depreciation, (and excluding $101.5 million of nuclear fuel assemblies) was as follows:
                              Net Capitalized Cost               Percentage of
Classification                   (millions of dollars)         Net Utility Plant

In Service:
      Electric:
           Generation .......... $   1,696.1                        15%
           Transmission ........     1,127.3                        10%
           Distribution ........     5,237.7                        48%
      Gas ......................     1,275.5                        12%
      Steam ....................       445.0                         4%
      Common ...................       837.1                         8%
Held For Future Use ............        14.8                        --
Construction Work in Progress ..       332.3                         3%
Net Utility Plant .............. $  10,965.8                       100%


ELECTRIC FACILITIES


      GENERATING FACILITIES. As shown in the following table, at December 31, 1996, the Company's net maximum generating capacity (on a summer rating basis) was 8,333 MW, without reduction to reflect the unavailability or reduced capacity at any given time of particular units because of maintenance or repair or their use to produce steam for sale. For information about the electric energy purchased by the Company, see "Electric Operations" in Item 1. For
information about divestiture of the Company's generating capacity, see "Liquidity and Capital Resources - PSC Settlement Agreement" in Item 7.

Generating              Net Generating Capacity       Percentage of Electric
   Stations               at December 31, 1996        Energy Generated and
                        (Megawatts-Summer Rating)     Purchased in 1996*
Fossil-Fueled:
   Ravenswood (3 Units) ......   1,742                       7.9%
   Astoria (3 Units) .........   1,075                       7.1%
   Arthur Kill (2 Units) .....     826                       1.6%
   East River (2 Units) ......     300                       0.7%
   Bowline Point (2 Units)
        - two-thirds interest      808                       1.3%
   Roseton (2 Units)
        - 40% interest .......     480                       1.4%
   Other (4 Units) ...........     231                       1.6%
      Subtotal ...............   5,462                      21.6%
Nuclear - Indian Point .......     931                      17.7%
Gas Turbines (39 Units) ......   1,940                       1.1%
      Total ..................   8,333                      40.4%

* Includes electricity generated for others. See "Electric Operations - Gas Conversions" in Item 1.

      The Company's generating stations are located in New York City with the exception of the Indian Point nuclear station in Westchester County, New York; the Bowline Point station in Rockland County, New York; and the Roseton station in Orange County, New York.

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

      The Company's electric and steam generating stations are held in fee with the following exceptions: (i) Orange and Rockland Utilities, Inc. (O&R) has a one-third interest and the Company has a two-thirds interest as tenants in common in the Bowline Point station, which is operated by O&R; (ii) Central Hudson Gas & Electric Corporation (Central Hudson) has a 35 percent interest, Niagara Mohawk Power Corporation (Niagara Mohawk) has a 25 percent interest and the Company has a 40 percent interest as tenants in common in the Roseton station (which is operated by Central Hudson), with Central Hudson having the right to acquire the Company's interest in 2004; and (iii) the Company leases from trusts in which it owns the remainder interests certain gas turbine generating facilities of which the Company can assume direct ownership upon expiration of the leases in 1997.


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

      At December 31, 1996, the Company's transmission system had approximately 432 miles of overhead circuits operating at 138, 230, 345 and 500 kilovolts and approximately 378 miles of underground circuits operating at 138 and 345 kilovolts. There are approximately 267 miles of radial subtransmission circuits operating at 138 kilovolts. The Company's 15 transmission substations, supplied by circuits operated at 69 kilovolts and above, have a total transformer capacity of 15,632 megavolt amperes.

      At December 31, 1996, the transmission capacity to receive power from outside New York City to supply in-City load during the summer peak period was 4,915 MW. The 1996 one-hour peak load in the Company's service area was 9,788 MW, of which 8,575 MW was for use within the City. The record one-hour peak load in the Company's service area, which occurred in August 1995, was 10,805 MW, of which 9,476 MW was for use within the City. See "Electric Operations - Electric Peak Load and Capacity" in Item 1. In-City load in excess of transmission capacity must be supplied by in-City generating stations. See "Generating Facilities", above.

      DISTRIBUTION FACILITIES. The Company owns various distribution substations and facilities located throughout New York City and Westchester County. At December 31, 1996, the Company's distribution system had 294 distribution substations, with a transformer capacity of 20,065 megavolt amperes, 32,307 miles of overhead distribution lines and 87,001 miles of underground distribution lines.



GAS FACILITIES

      Natural gas is delivered by pipeline to the Company at various points in its service territory and is distributed to customers by the Company through approximately 4,200 miles of mains and 360,700 service lines. The Company owns a natural gas liquefaction facility and storage tank at its Astoria property in Queens, New York. The plant can store approximately 1,000 mdth of which a maximum of about 250 mdth can be withdrawn per day. The Company has about 1,230 mdth of additional natural gas storage capacity at a field in upstate New York, owned and operated by Honeoye Storage Corporation, a corporation 23 1/3 percent owned by the Company.



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

ITEM 3       LEGAL PROCEEDINGS


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


      MAXEY FLATS NUCLEAR DISPOSAL SITE. The United States Environmental Protection Agency (EPA) advised the Company by letter, dated November 26, 1986, that it was a potentially responsible party (PRP) under Superfund for the investigation and cleanup of the Maxey Flats Nuclear Disposal Site in Morehead, Kentucky. The site is owned by the State of Kentucky and was operated as a disposal facility for low level radioactive waste from 1963 through 1977 by the Nuclear Engineering Corporation (now known as U.S. Ecology Corporation). EPA's letter alleges that various radionuclides and organic chemicals have been released from the site into the environment. In September 1991, the EPA issued its Record of Decision ("ROD") for the site cleanup program. Phase one of the program requires, among other things, the removal, treatment and on-site disposal of the contaminated leachate that has accumulated in the site's waste burial trenches, the installation of an impervious cover over the waste burial trench area of the site, and the construction of a trench/leachate groundwater monitoring system, erosion controls and storm water drainage systems in that area. Phase two requires a 100-year stabilization period, with periodic monitoring and maintenance of the cover, followed by installation of a permanent cap.

      In March 1995, the EPA, de minimis PRPs, large private party PRPs (including the Company), large federal agency PRPs and Kentucky entered into consent decrees with respect to the funding and implementation of the cleanup program. Under the consent decrees, which in April 1996 were approved by the United States District Court for the Eastern District of Kentucky, the large private party PRPs will implement phase one of the program and any corrective actions required during the first 10 years following completion of phase one to meet the performance standards established in the ROD, and share the costs of those activities with the large federal agency PRPs. Also, if during this ten-year period the EPA determines that horizontal flow barriers are required, the large private party PRPs will construct the barriers and share the cost of that work with the large federal agency PRPs and Kentucky. The large private party PRPs are not responsible for any costs after the ten-year period expires. Kentucky will implement and fund the phase two program. The Company's share of the cleanup costs is estimated to be about $500,000. In addition, if horizontal flow barriers are required during the ten-year period following completion of the phase one program, the Company would be obligated to pay an estimated $10,000 to $100,000 depending on the size and the number of the barriers required by the EPA.

      CURCIO SCRAP METAL SITE. The EPA advised the Company, in a letter received on August 11, 1987, that it had documented the release of hazardous substances into the environment at the site of Curcio Scrap Metal, Inc. in Saddle Brook, New Jersey, and that the EPA had information indicating that the Company sent hazardous substances (PCBs) to the site. The Company provided the EPA with records that indicated that the Company sold scrap electric transformers to a metal broker who in turn sold them to the owner of the site. A site study indicated that chemical contamination had occurred on a portion of the site. Elevated concentrations of PCBs and various organic compounds and metals were detected in the soil and PCBs, organic compounds and various metals were also detected in the shallow groundwater beneath the site.

      On September 30, 1991, the EPA issued a Unilateral Administrative Order which required the Company and three other PRPs to commence a soil cleanup of this site pursuant to the EPA's Record of Decision, dated June 28, 1991. This soil cleanup has been completed. The EPA has required additional groundwater studies to determine whether the soil cleanup reduced or eliminated the groundwater contamination detected during the site study referred to above. The Company's estimate of the cost of the additional groundwater studies, which are in progress, is $400,000. The EPA has only designated five PRPs for this site and, as a result, the Company will be expected to pay a major share of the cleanup costs.


      METAL BANK OF AMERICA SITES. The EPA advised the Company by letter dated October 26, 1987 that it had reason to believe that the Company was a supplier of scrap transformers to Metal Bank of America Inc.'s recycling sites in Philadelphia during the late 1960s and thereafter. One of the sites was placed on the EPA's national priority list under Superfund in 1983 as a result of a suspected leak in a storage tank containing PCBs. The EPA alleged that PCBs had been found in the soil and groundwater at the site and in the sediment from areas of a tidal mudflat and the Delaware River along the site's shoreline. The Company provided the EPA with documents which indicate that the Company sold approximately 80 scrap transformers to a broker who, in turn, delivered them to the site and that the Company sold an additional 46 scrap transformers to Metal Bank (which may have salvaged them at the site). Under a steering committee (PRP Group) participation agreement, the Company is responsible for 1.48% of the expense of the remedial investigation and feasibility study, which has been completed under an EPA administrative consent order. The Company's share of the cost of the study was about $80,000. In July 1995, EPA issued its proposed site cleanup plan for public comment. EPA's proposed plan calls for, among other things, the removal and disposal of PCBs and polynuclear aromatic hydrocarbon-contaminated sediments in the areas of the tidal mudflat and the Delaware River along the site's shoreline, the construction of a sheet pile wall along the site's shoreline, the removal and off-site disposal of soil in the southern portion of the site that contains 25 parts per million (ppm) or more of PCBs and/or 10,000 ppm or more of total petroleum hydrocarbons (TPH), and the removal and off-site disposal of soil that contains more than 10 ppm of PCBs in the northern portion of the site. Although EPA estimated the cost of its plan at about $17.2 million, the PRP Group believes that the plan could cost as much as $28.8 million to implement and has requested EPA to reconsider various aspects of the plan.

      NARROWSBURG SITE. In 1987, the New York State Attorney General notified the Company that he had evidence that the Company is a PRP under Superfund for hazardous substances that have been released at the Cortese landfill in Narrowsburg, Sullivan County, New York. The Cortese landfill is listed on the EPA's Superfund National Priorities List. Company records indicate that drums containing waste oil were shipped from its Indian Point nuclear station to the Cortese landfill for disposal. Before notifying the Company, the Attorney General commenced an action under Superfund in the United States District Court for the Southern District of New York against the Cortese site owner and operator and SCA Services, an alleged transporter of hazardous substances to the site. On January 17, 1989, SCA Services commenced a third-party action for contribution against the Company and five other parties whose chemical waste was allegedly disposed of at the site. In 1990, SCA served a second amended third-party complaint in which it sued the Company and 27 other third-party defendants for contribution. The Company and SCA Services have reached a settlement of the third-party action under which the Company paid $114,485 toward the cost of the site environmental studies conducted by SCA and agreed to pay 6 percent of the first $25 million of remedial costs at the site. SCA Services has agreed to indemnify the Company for any other remedial costs and natural resource damages that it has to pay. The EPA has selected a cleanup program for the site that is estimated to cost $12 million. SCA, the Company and various other third-party defendants with which SCA settled entered into a consent decree under which they agree to implement the cleanup program, to pay the EPA's oversight costs for the site and to pay approximately $220,000 for natural resource damages. The consent decree has been approved by the United States District Court for the Southern District of New York. Cleanup work at the site is now in progress.


      CARLSTADT SITE. On August 20, 1990, the Company was served with a third-party complaint in a Superfund cost contribution action for a former waste solvent and oil recycling facility located in Carlstadt, New Jersey. The complaint, which is pending before the United States District Court for the District of New Jersey, alleges that the Company shipped 120,000 gallons of waste oil to this site and that the Company is one of several hundred parties who are responsible under Superfund for the study and cleanup of the facility. The plaintiffs in the action, which include a group of former customers of the facility, have completed a $3 million remedial investigation and feasibility study for the site. Plaintiffs estimate that 7 to 15 million gallons of waste solvents and oil were recycled at the site and based on this estimate, the
Company's  share of the  cleanup  costs would be about 0.8 to 1.7  percent.  The costs of the cleanup alternatives that were evaluated in the remedial investigation and feasibility study range from $8 million to $321 million. In 1990, the EPA selected an interim remedy to control releases from the site while the EPA evaluates and develops a final cleanup remedy. The interim remedy called for, among other things, the construction of a slurry wall around the site and an infiltration barrier over the site. EPA estimated that the interim remedy would cost about $3 million to implement. Plaintiffs claim that the interim remedy, which has been completed, cost $10 million.

      HELEN KRAMER LANDFILL SITE. In September 1991, Orange and Rockland Utilities, Inc. (O&R) was served with a third-party complaint in a Superfund cost recovery contribution action for the Helen Kramer Landfill Site in Mantau, New Jersey. The third-party plaintiffs are site PRPs that were sued for site cleanup costs by the State of New Jersey. The complaint, which is pending before the United States District Court for the District of New Jersey, alleges that, in 1974, Marvin Jonas, Inc. transported hazardous substances for O&R and disposed of those substances in the Helen Kramer Landfill. Preliminary investigation by O&R indicates that waste materials generated during the construction of the Bowline Point generating station were hauled and disposed of by Marvin Jonas, Inc. in 1974. The Company owns a two-thirds interest in Bowline Point. O&R, which operates Bowline Point, owns the remaining one-third interest. Bowline Point liabilities are shared by the Company and O&R in accordance with their respective ownership interests. The EPA has commenced cleanup of this site and the total site cleanup cost is estimated at $150 million. The third-party plaintiffs have offered to settle with O&R and other third-party defendants. If the settlement is approved by the district court, O&R would pay $15,000 to a site trust fund and the third-party plaintiffs would dismiss their action against O&R and indemnify O&R from claims for site cleanup costs by other parties.


      GLOBAL LANDFILL SITE. The Company has been designated a PRP under Superfund and the New Jersey Spill Compensation and Control Act (Spill Act) for the study and cleanup of the Global Landfill Site in Old Bridge, New Jersey. This 57.5-acre municipal and industrial waste landfill is included on the Superfund National Priorities List and is being administered by the New Jersey Department of Environmental Protection and Energy (NJDEPE) pursuant to an agreement between the EPA and the State of New Jersey.

      The Company provided EPA with records indicating that it had disposed of approximately ten cubic yards of waste asbestos at the site in February 1984. In August 1989, the NJDEPE served the Company with a Spill Act directive that required the Company and 40 other designated site PRPs to fund a $1.5 million remedial investigation and feasibility study for the site. The Company joined the PRP Group formed for the site and the Group entered into a settlement agreement and an administrative consent order with NJDEPE that, among other things, required the PRP Group's members to contribute $500,000 towards the cost of the study. The Company's share of the PRP Group's payment to the NJDEPE was $5,000.

      In February 1991, the EPA and the NJDEPE proposed a $30 million interim remedy for the site. This remedy calls for the installation of gas and leachate collection and treatment systems at the landfill and the construction of an impervious cover over the landfill (Phase I). It also calls for further studies to determine the alternatives for addressing groundwater and wetlands contamination in the vicinity of the landfill (Phase II). In March 1991, the NJDEPE served the Company with a second Spill Act Directive that required the Company and the other site PRPs to pay for the implementation of the Phase I remedy for the site. The PRP Group entered into a consent decree with the NJDEPE under which they agreed to implement the Phase I remedy with partial funding to be provided by the NJDEPE. The Company's share of the cost is estimated at $150,000.

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


      ECHO AVENUE SITE. In December 1987, the DEC classified the Company's former Echo Avenue Substation Site in New Rochelle, New York as an "Inactive Hazardous Waste Disposal Site." The basis for this classification was the presence of PCBs in the soil and in the buildings on the site. Although the Company has cleaned up the PCBs on the site, the DEC requires a thorough site survey before it will remove the site from the Inactive Hazardous Waste Disposal Site list. Under a consent order with the DEC, a new site survey was done and remedial action taken. The cost to the Company of this additional work was $213,000. The Company demolished its building on this site, and expects to incur approximately $1 million in additional cleanup expenses.

      In January 1992, the owners of Echo Bay Marina filed suit in Federal court alleging that PCBs were being discharged from the Echo Avenue site into Long Island Sound. Plaintiffs sought $24 million for personal injuries and property damages, a declaration that the Company is in violation of the Clean Water Act, civil penalties of $25,000 per day for each violation, remediation costs, an injunction against further discharges and legal fees. In December 1994, the court dismissed plaintiffs claims for property damage, including loss of business. Pretrial discovery on the remaining claims is continuing. In October 1996, the Company filed a motion to dismiss the personal injury claims.


      PCB TREATMENT, INC., SITES. On September 30, 1994, the Company received a letter from the EPA indicating that it had been identified as a PRP for the PCB Treatment, Inc. (PTI) Sites in Kansas City, Kansas and Kansas City, Missouri. The sites -- a vacant, five-story building and a partially-occupied, seven-story building -- were used by PTI from 1982 until 1987 for the storage, processing, and treatment of PCB-containing electric equipment, dielectric oils, and materials. According to the EPA, the buildings' floor slabs and ceilings and the soil areas outside the buildings' loading docks are contaminated with PCBs.

      The EPA has developed a preliminary  list  indicating  that  approximately
16.9 million pounds of PCB-contaminated oil, equipment and materials were shipped to the sites. The Company has informed the EPA that it shipped approximately 2.8 million pounds of waste to the sites. The EPA has identified over 700 parties that shipped waste to the sites, including federal agencies which, based on responses to the EPA's information request, appear to be responsible for approximately 7 million pounds of the waste.
EPA is continuing to search for additional PRPs.

      In September 1996, the Company joined a PRP steering committee that is conducting studies at the sites under an EPA consent order and negotiating a cost sharing agreement with federal agency PRPs. Based on preliminary information, the Company currently believes that its share of the study and remediation costs could exceed $5 million.


      PELHAM MANOR SITE. Prior to 1968, the Company and its predecessor companies operated a manufactured gas plant on a site located in Pelham Manor, Westchester County, which is now used for a shopping center. Soil and groundwater tests by the current owners and lessees indicate the presence of hazardous substances which are associated with the manufactured gas process. The Company has agreed to participate with the site owners and lessees in further site studies to develop and implement a cleanup plan that will be acceptable to the DEC. The site lessee and the DEC are negotiating the scope of the site studies, which will be funded in major part by the Company.


      ASTORIA SITE. The Federal Resource Conservation and Recovery Act delegates to the states licensing authority for PCB storage. As a condition to renewal by the DEC of the Company's permit to store PCBs at the Company's Astoria generating station in Queens, New York, the Company is required to conduct a site investigation and, where necessary, a remediation program. The site investigation commenced in April 1994 and is scheduled to be completed in late 1997. The cost of the investigation is estimated at approximately $5 million. A portion of the investigation has been completed and reports thereon, indicating PCB-contamination of portions of the site, have been submitted to the DEC and the New York State Department of Health for the determination of the remediation action that may be required. Depending on the remediation required, the costs of remediation could be material.


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


      ANCHOR MOTOR SITE. In November 1995, Anchor Motor Freight, Inc. notified the Company that it had discovered coal tar on its site in Westchester County. Anchor requested that the Company remediate the site. A predecessor of the Company had operated a manufactured gas plant at that location prior to the 1940's. The Company has conducted preliminary sampling at the site and found coal tar beneath the areas formerly occupied by the manufactured gas plant. Material closely resembling the coal tar at the site has also been found in the Hudson River along the bulkhead of an asphalt plant located between the site and the river and beneath portions of the asphalt plant property. The Company has assumed responsibility for maintaining a boom in the river around the area of bulkhead and will develop a cleanup program for the coal tar contamination under an agreement with the DEC. The cost of the cleanup program could exceed $8 million if the DEC requires the Company to excavate all of the coal tar present on the site.

      PORT REFINERY SITE. The EPA notified the Company by letter, dated October 21, 1996, that it is a PRP for the Port Refinery Superfund Site in Rye Brook, NY. According to the EPA, Port Refinery Company used the site for the reprocessing and repackaging of mercury and caused extensive contamination which the EPA has cleaned up at a cost of approximately $4.5 million. In its letter, the EPA demands reimbursement of its costs from the Company and the 58 other site PRPs that the EPA has identified. Based on the documents provided by the EPA, it appears that the Company shipped 60 pounds of mercury to Port Refinery. In January 1997, the Company entered into a consent decree under which it agreed to pay approximately $2,000 as its share of the EPA's costs. The consent decree will not become effective until it is published for public comment and approved by the United States District Court for the Southern District of New York.



TOXIC SUBSTANCES CONTROL ACT

      In November 1994, BCF Oil Refining, Inc., a processor and refiner of used oil products and waste containing oil, brought suit in the United States District Court for the Southern District of New York against the Company and four transporters of waste oil products alleging that the defendants (primarily the Company) caused PCB contaminated waste to be shipped to BCF thereby contaminating its facilities. In addition to the remediation of BCF's facilities under the Federal Toxic Substances Control Act, the suit sought compensatory damages of not less than $12.5 million from all the defendants and additional punitive damages of not less than $12.5 million from the Company. In February 1997, the court dismissed 24 of BCF's 25 claims and the Company filed a motion asking the court to dismiss the remaining claim. This suit is entitled BCF Oil Refining, Inc. v. Consolidated Edison Company of New York, Inc., et. al.


GRAMERCY PARK

      On August 19, 1989, a Company steam main exploded in the Gramercy Park area of Manhattan, releasing debris containing asbestos into that area. The Company took responsibility for the asbestos cleanup and most of the cost of that cleanup was covered by the Company's insurance. In April 1995, the Company was sentenced to a fine of $500,000 and to three years probation for criminal acts relating to the reporting of the release of asbestos from the steam main explosion. During the probation period, the Company's compliance with environmental laws is being monitored by a court-appointed monitor.


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


NUCLEAR FUEL DISPOSAL

      Reference is made to the information under the caption "Liquidity and Capital Resources - Nuclear Fuel Disposal" in Item 7 for information concerning a joint petition for review brought by the Company and a number of other utilities against the United States Department of Energy. The suit is entitled Northern States Power Co., et al. v. Department of Energy, et al.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

EXECUTIVE OFFICERS OF THE REGISTRANT

      The names of the executive officers of the Company together with their ages and the positions and offices with the Company held by them as of March 1, 1997, the respective dates they became executive officers and their business experience during the past five years (or since they became executive officers, if earlier) are set forth below. Under the Company's By-laws, officers of the Company are elected to hold office until the next election of Trustees (directors) of the Company and until their respective successors are chosen and qualify, subject to removal at any time by the Company's Board of Trustees.





Name, Age, Positions and Offices   Business Experience During the Past Five
with the Company and Date First    Years or Since Becoming an Executive
Became an Executive Officer        Officer, If Longer


Eugene R. McGrath - 55             9/90 to present - Chairman of the Board,
 Chairman of the Board,              President, Chief Executive Officer and
 President,                          Trustee
 Chief Executive Officer,          2/89 to 8/90 - President, Chief Operating
 and Trustee;                        Officer and Trustee
 9/1/78                           10/87 to 1/89 - Executive  Vice  President
                                     Operations  and  Trustee
                                   9/82  to  9/87 - Executive Vice President -
                                     Central Operations
                                   3/81  to  8/82 - Senior  Vice President -
                                     Power Generation
                                   9/78 to 2/81 - Vice President -
                                     Power Generation

J. Michael Evans - 51              7/95 to present - Executive Vice President
  Executive Vice President  -        - Customer Service
  Customer Service;                4/95 to 6/95 - Executive Vice President
  9/1/91                           9/91 to 3/95 - Executive Vice President -
                                     Central Operations

Charles F. Soutar - 60             7/95 to present - Executive Vice President -
  Executive Vice President -         Central Services
  Central Services;                2/89 to 6/95 - Executive Vice President -
  9/1/77                             Customer Service
                                   3/85 to 1/89 -  Executive  Vice  President
                                     Central  Services
                                   5/80 to  2/85 -  Senior Vice President -
                                     Construction,  Engineering and
                                     Environmental  Affairs
                                   9/77 to 4/80 - Vice President -
                                     Central Services

Stephen B. Bram - 54               4/95 to present - Senior Vice President -
  Senior Vice President -            Central Operations
  Central Operations;             12/94 to 3/95 - Senior Vice President
  8/1/79                           9/94 to 11/94 - Vice President
                                  12/87 to 8/94 - Vice President - Nuclear Power
                                   9/82 to 11/87 - Vice President- Fossil Power
                                   7/80 to 8/82 - Vice President - Central
                                     Substation, System Operations and
                                     Technical Services
                                   8/79 to 6/80 - Vice President- Central
                                     Substation and   System Operations

Name, Age, Positions and Offices      Business Experience During the Past Five
with the Company and Date First       Years or Since Becoming an Executive
Became an Executive Officer           Officer, If Longer

Joan S. Freilich - 55                 7/96 to present - Senior Vice President
  Senior Vice President and Chief       and Chief Financial  Officer
  Financial Officer;                  9/94 to 6/96 - Vice President, Controller
  12/1/90                               and Chief Accounting Officer
                                      7/92 to 8/94 - Vice President and
                                        Controller
                                     12/90 to 6/92 - Vice President - Corporate
                                        Planning

Mary Jane  McCartney - 48            10/93 to present - Senior Vice  President
  Senior Vice President - Gas           Gas  Operations
  Operations;                         2/93 to 10/93 - Vice President -
  12/1/90                               Gas Supply
                                      7/92 to 1/93 - Vice President - Gas
                                        Business Development
                                     12/90 to 6/92 - Vice President - Queens

Peter J. O'Shea, Jr. - 59             1/96 to present - Senior Vice President
  Senior Vice President and             and General Counsel
  General Counsel;                    4/87 to 12/95 - Vice President and
  1/1/96                                Associate General Counsel, ITT
                                        Corporation

Horace S. Webb - 56                   9/92 to present - Senior Vice President -
  Senior Vice President -               Public Affairs
  Public Affairs;                     1/90 to 8/92 - Vice President -
  9/1/92                                Communications and Public Affairs,
                                        Hoechst Celanese Corp.

Archie M. Bankston - 59               6/89 to present - Secretary and Associate
  Secretary and Associate General       General Counsel
  Counsel;                            1/74 to 5/89 - Secretary and Assistant
  1/7/74                                General Counsel

Hyman  Schoenblum  - 48               3/97 to  present - Vice  President  and
  Vice  President  and  Treasurer;      Treasurer
  3/1/97                              6/96 to 2/97 -  Director - Financial
                                        Restructuring
                                     11/93 to 5/96 - Director - Corporate
                                        Planning
                                      7/81 to 10/93 - Assistant Controller

Lawrence F. Travaglia - 58            3/93 to present - General Auditor
  General Auditor; 3/1/93             10/80 to 2/93 - Assistant Treasurer

John A. Arceri - 54                   6/95 to present - Vice President - Energy
  Vice President - Energy               Services
  Services;                          10/93 to 5/95 - Assistant Vice President -
  6/1/95                                Gas Business Development
                                      3/90 to 9/93 - Assistant Vice President -
                                        Electrical Distribution

Robert A. Bell - 63                   6/81 to present - Vice President -
  Vice President Research &             Research & Development
  Development;
  6/1/81

Name, Age, Positions and Offices     Business Experience During the Past Five
with the Company and Date First      Years or Since Becoming an Executive
Became an Executive Officer          Officer, If Longer

Kevin Burke - 46                      3/93 to present - Vice President -
  Vice President - Corporate            Corporate Planning
  Planning;                           3/90 to 2/93 - Vice President - Brooklyn
  12/1/87                               Customer Service
                                     12/87 to 2/90 - Vice President -
                                        Construction

John F. Cioffi     - 63               3/97 to present - Vice President and
  Vice President and Controller;         Controller
  7/1/92                             10/96 to 2/97 - Vice President, Treasurer
                                         & Controller
                                      7/96 to 9/96 - Vice President & Controller
                                      7/92 to 6/96 - Treasurer
                                      6/87 to 6/92 - Assistant Vice President

V.Richard  Conforti  - 58             8/96 to  present - Vice  President
  Vice  President - Transportation      Transportation & Stores
  & Stores;                           7/92 to 7/96 - Assistant Vice President -
  8/1/96                                Gas Operations
                                      4/91 to 6/92 - General Manager- Gas
                                        Operations -    Manhattan

Richard P. Cowie - 50                 3/94 to present - Vice President -
  Vice President - Employee             Employee Relations
  Relations;                          2/91 to 2/94 - Director - Central Customer
  3/1/94                                Service


Charles J. Durkin, Jr. - 53          12/93 to present - Vice President - Fossil
  Vice President - Fossil Power;        Power
  9/1/82                              1/88 to 12/93 - Vice President -
                                        Engineering
                                      9/82 to 12/87 - Vice President - System
                                        and Transmission Operations

Robert F. Crane - 60                  1/97 to present - Vice President - Gas
  Vice  President - Gas  Operations     Operations
   12/1/82                            3/94 to 1/97 - Vice President -
                                        Fuel Supply
                                     10/93 to 2/94 - Vice President -
                                        Gas Supply
                                      2/93 to 10/93 - Vice President - Gas
                                        Business  Development
                                      4/91 to 1/93 - Vice President  -
                                        Gas  Supply
                                     12/84 to 3/91 - Vice President- Manhattan
                                        Division
                                     12/82 to  11/84  -  Vice   President  -
                                        Queens Division

Vincent J. D'Amelio - 55              2/97 to present - Vice President - Staten
  Vice President - Staten Island        Island Customer Service
  Customer Service;                   4/88 to 1/97 - Director - Customer Service
  2/1/97                                Sprint Communications Company

George J. Delaney - 61                2/96 to present - Vice President - Central
  Vice President - Central              Services
  Services;                          12/78 to 2/96 - Vice President -
  5/28/74                               Westchester  Customer  Service
                                      9/74 to 11/78 - Vice President - Bronx
                                        Division
                                      5/74 to 8/74 - Vice President - Staten
                                        Island Division

Name, Age, Positions and Offices   Business Experience During the Past Five
with the Company and Date First    Years or Since Becoming an Executive
Became an Executive Officer        Officer, If Longer


Robert W. Donohue, Jr. - 54         2/94 to present - Vice President -
  Vice President                      Queens Customer Service;
  - Queens Customer Service;        3/90 to 1/94 - Vice President -
    3/1/90                            Construction

Jacob Feinstein - 53                4/91 to present - Vice President
  Vice President - System             - System & Transmission Operations
  Transmission Operations;
  4/1/91

David F.  Gedris  - 48              2/96 to  present  - Vice  President  -
 Vice President                       Westchester Customer Service
 - Westchester  Customer Service    2/94 to 1/96 - Vice President - Mantenance
   2/1/94                             and Construction
                                    7/92 to 1/94 - Assistant Vice President -
                                      Power Generation Maintenance
                                    3/90 to 6/92 - Assistant Vice President -
                                      Steam Operations

Garrett W. Groscup - 56             6/95 to present - Vice President - Brooklyn
  Vice President                      Customer Service
  - Brooklyn Customer Service;      2/94 to 5/95 - Vice President - Energy
  12/1/82                             Services
                                    4/91 to 1/94 - Vice President - Manhattan
                                      Customer Service
                                    1/88 to 3/91 - Vice President - System &
                                      Transmission Operations
                                   12/82 to 12/87 - Vice President - Engineering

William A. Harkins - 51             2/97 to present - Vice President - Energy
 Vice President                       Management
 - Energy Management;               2/89 to 1/97 - Vice President - Planning and
  2/1/89                              Inter-Utility Affairs

Paul H. Kinkel - 52                2/96 to present - Vice President
 Vice President-                     Maintenance and Construction
 Maintenance and Construction;    12/93 to 2/96 - Vice President- Engineering
 5/24/83                          12/87 to 12/93 - Vice President - Fossil
                                     Power
                                   5/83 to 11/87 - Vice President - Construction

M. Peter Lanahan - 52              8/96 to present - Vice President -
  Vice President                     Environment, Health and Safety
  - Environment, Health            5/95 to 8/96 - Vice President - Environmental
  and Safety;                        Affairs
  5/1/95                           1/91 to 4/95 - Manager, General Electric
                                     Company

Name, Age, Positions and Offices   Business Experience During the Past Five
with the Company and Date First    Years or Since Becoming an Executive
Became an Executive Officer        Officer, If Longer


Richard J. Morgan - 61             12/96 to present - Vice  President - Steam
 Vice President  - Steam              Operations
  Operations;                       7/92 to 11/96 - Assistant  Vice  President -
  12/1/96                             Steam Operations

John A. Nutant - 61                 2/94 to present - Vice President - Manhattan
  Vice President - Manhattan          Customer Service;
  Customer Service;                 7/92 to 1/94 - Vice President - Queens
  5/27/80                             Customer Service
                                    9/86 - 6/92 - Vice  President  -  Purchasing
                                    7/80 to 8/86 - Vice President -
                                      Environmental Affairs
                                    5/80 to 6/80 - Vice President

James P. O'Brien - 49               3/94 to present - Vice President
  Vice President - Information        - Information Resources
  Resources;                        6/89 to 2/94 - Assistant Vice President -
  3/1/94                              - Employee Relations

Stephen E. Quinn - 50               9/94 to present - Vice  President - Nuclear
 Vice President - Nuclear Power;      Power
 9/1/94                             8/88 to 8/94 - General Manager - Nuclear
                                      Power Generation

Edwin W. Scott - 58                 6/89 to present - Vice President and Deputy
  Vice President and Deputy           General Counsel
  General Counsel;
  6/1/89

Minto L. Soares - 60                6/91 to present - Vice President - Bronx
  Vice President - Bronx              Customer Service
  Customer Service;
  6/1/91

Alfred R.  Wassler  - 52            8/96 to  present - Vice  President  -
  Vice  President - Purchasing;       Purchasing
  8/15/80                           3/94  to  8/96  -  Vice  President  -
                                      Purchasing, Transportation and Stores
                                    7/92 to 2/94 - Vice President - Purchasing
                                    8/80 to 6/92 - Treasurer

                                   PART II

ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS

      The Company's Common Stock ($2.50 par value) is the only class of common equity of the Company. The Common Stock is traded on the New York, Chicago and Pacific Stock Exchanges.

MARKET PRICE RANGE IN CONSOLIDATED REPORTING SYSTEM AND DIVIDENDS PAID ON COMMON STOCK

                              1996                          1995

---------------------------------------------------------------------------
                                 Dividends                        Dividends
                 High      Low        Paid        High     Low         Paid

1st Quarter     $34-3/4  $30-7/8      $.52      $28-7/8   $25-1/2      $.51
2nd Quarter      32-3/8   27-3/8       .52       30-7/8    27           .51
3rd Quarter      29-5/8   25-7/8       .52       30-5/8    27-7/8       .51
4th Quarter      30-5/8   27-1/2       .52       32-1/4    28-3/8       .51

      As of January 31, 1997 there were 143,820 holders of record of common stock.

      On January 28, 1997, the Board of Trustees of the Company declared a quarterly dividend of 52-1/2 cents per share of Common Stock which was paid on March 15, 1997 to holders of record on February 19, 1997.


ITEM 6.  SELECTED FINANCIAL DATA

Year Ended December 31             1996        1995      1994      1993       1992
------------------------------------------------------------------------------------
 (Millions of Dollars)

Operating revenues ........... $ 6,959.7  $ 6,536.9  $ 6,373.1  $ 6,265.4  $ 5,932.9
Purchased power ..............   1,272.9    1,107.2      787.5      812.6      606.8
Fuel .........................     573.3      504.1      567.8      605.2      710.3
Gas purchased for resale .....     418.3      259.8      341.2      289.7      245.2
Operating income .............   1,013.6    1,041.4    1,036.2      951.1      880.4
Net income for common stock ..     688.2      688.3      698.7      622.9      567.7
Total assets .................  14,057.2   13,949.9   13,728.4   13,257.4   11,596.1
Long-term obligations
      Long-term debt .........   4,238.6    3,917.2    4,030.5    3,643.9    3,493.6
      Capitalized leases .....      42.7       45.3       47.8       50.4       52.9
      Preferred stock subject
      to mandatory
      redemption .............      84.6      100.0      100.0      100.0      100.0
Common shareholders' equity ..   5,727.6    5,522.7    5,313.0    5,068.5    4,886.9
Per common share:
      Net income .............     $2.93      $2.93      $2.98      $2.66      $2.46
      Cash dividends .........     $2.08      $2.04      $2.00      $1.94      $1.90

Average common shares
outstanding (millions) .......     235.0      234.9      234.8      234.0      231.1


ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity

Cash and temporary cash investments were $106.9 million at December 31, 1996 compared with $342.3 million at December 31, 1995 and $245.2 million at December 31, 1994. The Company's cash balances reflect, among other things, the timing and amounts of external financing.

In December 1996 the Company issued $150 million of five-year floating rate debentures, the interest rate on which is reset quarterly. A portion of the proceeds was used in that month to retire at maturity the $75 million 5.90% Series DD mortgage bonds.

The January 1996 retirement at maturity of the $100 million 5% Series CC mortgage bonds and the December 1995 redemption, in advance of maturity, of the $27.4 million of 9.70% debentures were funded from cash balances. In July 1995 the Company issued $100 million 10-year 6-5/8% debentures.

In the first quarter of 1994, pursuant to its amended dividend reinvestment plan, the Company issued 478,016 shares of common stock for $14.7 million. The Company amended the plan in 1993 to permit, at the option of the Company, the use of new shares or outstanding shares purchased in the market.

In February 1994 the Company issued $150 million of 35-year debentures. In July 1994 the Company issued $150 million of five-year floating rate debentures, the interest rate on which is reset quarterly. In December 1994 the Company issued $100 million of 35-year tax-exempt debt through the New York State Energy Research and Development Authority (NYSERDA).

In March 1996 the Company refunded $317 million of certain series of its preferred stock with the proceeds from the issuance of $275 million of 35-year 7-3/4% subordinated deferrable interest debentures (interest payments on which, unlike preferred stock dividends, are tax deductible) and $25 million of cash balances. The net gain on this transaction was offset by an additional provision for depreciation. See Note B to the financial statements. In May 1996 the Company issued $100 million of 30-year 7-3/4% debentures, the proceeds of which were used in June 1996 to redeem, in advance of maturity, $95.3 million of its 9-3/8% debentures. In August 1995 the Company issued $128.3 million of 25-year 6.10% tax-exempt debt through NYSERDA, the proceeds of which were used to redeem, in advance of maturity, a like amount of outstanding 9% tax-exempt debt.

The Company's cash requirements are subject to substantial fluctuations during the year due to seasonal variations in cash flow and peak in January and July of each year when the semi-annual payments of New York City property taxes are due. At such times the Company has borrowed from banks for short periods.

For 1997 the Company has arranged for bank credit lines amounting to $150 million. Borrowings under the credit lines would bear interest at prevailing market rates.

Customer accounts receivable, less allowance for uncollectible accounts, amounted to $544.0 million, $497.2 million and $440.5 million at December 31, 1996, 1995 and 1994, respectively. The increase at year-end 1996 compared to year-end 1995 is primarily attributable to higher fuel billings. In terms of equivalent days of revenue outstanding, these amounts represented 28.6, 27.6 and
27.1 days, respectively.

Regulatory accounts receivable recoverable from customers amounted to $45.4 million and $26.3 million at December 31, 1996 and 1994, respectively. Regulatory accounts receivable at December 31, 1995 amounted to a net credit to be refunded to customers of $6.5 million. See Note A to the financial statements.



















The following is a summary of the balances and activity in regulatory accounts receivable in 1996:


                                                             1996
                              Balance                  Recoveries       Balance
                             Dec. 31,      1996              from       Dec. 31,
(Millions of Dollars)           1995*    Accruals*      Customers**        1996*

Modified ERAM                 $(37.7)     $10.1          $28.0              $ .4
Electric Incentives
    Enlightened Energy
    program                     19.7       24.2          (14.8)             29.1
    Customer service             4.0        6.1           (4.6)              5.5
    Fuel and purchased
    power                        1.9       24.9          (23.3)              3.5
Gas Incentives
    System improvement           4.6        6.5           (6.2)              4.9
    Customer service             1.0        2.7           (1.7)              2.0
Total                         $ (6.5)     $74.5         ($22.6)            $45.4
*  Negative amounts are refundable; positive amounts recoverable
**Negative amounts were recovered; positive amounts refunded.

The components of the balance in regulatory accounts receivable at December 31, 1996 are recoverable from customers during 1997 and 1998 under the 1995 electric rate agreement and 1994 and 1997 gas rate agreements discussed below. See, however, "PSC Settlement Agreement."

Deferred charges for Enlightened Energy (demand-side management) program costs amounted to $133.7 million, $144.3 million and $170.2 million at December 31, 1996, 1995 and 1994, respectively. These costs are recoverable from customers under the 1992 and 1995 electric rate agreements discussed below. See, however, "PSC Settlement Agreement."

The Company's earnings include an allowance for funds used during construction which, as a percent of net income for common stock, was 0.7 percent, 0.8 percent and 1.7 percent in 1996, 1995 and 1994, respectively.

Interest coverage on the SEC book basis was 4.18, 4.20 and 4.58 times for 1996, 1995 and 1994, respectively. The decline in interest coverage in 1995 was due to lower earnings and higher interest charges. The Company's interest coverage continues to be high compared with the electric utility industry generally.

The Company's unsecured debentures and tax-exempt debt (which, after the December 1996 retirement at maturity of the last series of the Company's first mortgage bonds, are the Company's senior debt securities) are rated A1, A+ and AA- by Moody's Investor Service (Moody's), Standard and Poor's (S&P) and Fitch Investors Service, respectively. The Company's subordinated debentures are rated A2 by Moody's and A by S&P.

Cash flows from operating activities for years 1994 through 1996 were as follows:

(Millions of Dollars)                     1996      1995      1994
Net cash flows from
     operating activities               $1,107    $1,276    $1,250
Less: Dividends on
   common and  preferred stock             511       515       505
Net after dividends                     $  596    $  761    $  745

Net cash flows in 1996 were lower than in 1995 principally due to lower incentive billings and higher costs for recoverable fuel and gas in storage. Net cash flows in 1996 were favorably affected by incentive billings of $50.6 million, offset by the return to customers of $28 million of revenues under the ERAM. Net cash flows in 1995 were favorably affected by incentive billings of $116.5 million, offset by the return to customers of $54 million of revenues under the ERAM. Net cash flows in 1994 were favorably affected by incentive billings of $92.3 million, ERAM billings of $28.9 million and labor productivity improvements resulting in costs estimated to be approximately $51 million less than related amounts reflected in rates. See the table on the previous page for balances in regulatory accounts receivable at December 31, 1996 recoverable from customers in future periods.


Capital Requirements

The following table compares the Company's capital requirements for the years 1994 through 1996 and estimated amounts for 1997 and 1998:

(Millions of Dollars)           1998       1997      1996     1995      1994

Construction expenditures       $622       $660      $675     $693     $ 758
Enlightened Energy program
    costs less recoveries (a)    (52)       (19)      (11)     (26)       30
Power contract termination
    costs - net (a)              (12)       (47)      (31)     (55)       62
Nuclear decommissioning
    trust (b)                     21         21        21       19        15
Nuclear fuel                      57         15        49       13        47
Investment in subsidiaries        52         77         7        2         7
Subtotal                         688        707       710      646       919
Retirement of long term debt
    and preferred stock (c)      200        106       184       11       134
Total                           $888       $813      $894     $657    $1,053

(a)  See discussion below of electric rate agreements.
(b) See Note A to the financial statements for discussion of nuclear decommissioning costs.
(c) Does not include refundings in advance of maturity, nor the preferred stock refunding in 1996, discussed above. For details of securities maturing after 1998, see Note B to the financial statements.

Capital requirements shown above for 1996 were met from internally generated funds and external debt financings of $150 million. The Company expects to finance its capital requirements for 1997 and 1998, including $306 million of maturing securities, from internally generated funds and external financings of about $300 million, most, if not all, of which would be debt issues. In 1997 and 1998 the Company may, from time to time, make short-term borrowings. The estimates for 1997 and 1998 do not reflect the settlement agreement discussed under "PSC Settlement Agreement." The Company is reviewing its capital structure in the light of the Settlement Agreement, and these estimates may change as a result of this review. In addition, these estimates are forward-looking statements. They are statements of future expectation and not facts. Actual results might differ materially from those estimated because of factors such as the continuing development of competition and related rule-making and legislation, weather variations, economic conditions, changes in public policy and other presently unknown or unforeseen factors.

Electric Capacity Resources

Electric peak load in the Company's service area, adjusted for historical design weather conditions, grew by 100 megawatts (MW) (0.9 percent) in 1996. This growth was due primarily to the improving local economy during 1996. The growth in peak load has been mitigated by the Company's Enlightened Energy program, introduced in 1990, which has helped the Company's customers purchase and install energy-efficient equipment and encourages the efficient use of energy resources.

In response to federal and state regulatory policies and requirements for utilities to contract with non-utility generators (NUGs), the Company entered into contracts for the supply of substantial capacity from NUG facilities. Plants with approximately 2,100 MW of such capacity are in commercial operation, and the related charges are reflected in the Company's rates under the 1995 electric rate agreement.

As excess generating capacity developed in the Northeast, estimates of future market prices for power declined. Since 1993 the Company has entered into agreements to terminate NUG contracts involving 725.6 MW at a cost of $212 million (exclusive of interest), $153 million of which has already been recovered from customers. See "1995 Electric Rate Agreement" below.

The Company's current resource plans indicate that the Company's service area could require additional generation resources within the next five years. However, the Company does not anticipate adding long-term capacity resources to its electric system. In a competitive electric market, unregulated entities, possibly including an unregulated affiliate of the Company, would be expected to provide additional capacity resources as dictated by market conditions.

Competition and Industry Restructuring

In recent years federal and New York State initiatives have promoted the development of competition in the sale of electricity and gas. In general these initiatives "unbundle," or separate, the integrated services electric and gas utilities have traditionally provided, and enable customers to purchase electricity and gas directly from suppliers other than their local utility. Under these initiatives the Company will continue to transport and deliver energy to customers in its service area, including energy from other suppliers, over its electric and gas systems. The rates for such delivery services are expected to remain regulated on a cost-of-service basis. These systems, along with the Company's steam system, which will also remain rate-regulated, comprised more than 70 percent of the Company's net utility plant at December 31, 1996.

In a competitive electric marketplace, the Company could be disadvantaged by its potential "strandable" costs. Strandable costs are prior investments and commitments that may not be recoverable in a competitive market. The Company estimates that, on a present value basis, its electric strandable costs could be between $4.7 billion and $6.2 billion, including an estimated $650 million relating to its fossil-fueled power plants, $1.1 billion relating to its nuclear generating operations (including decommissioning costs) and $3 billion to $4.5 billion relating to capacity charges under the Company's contracts with NUGs. These estimates are forward-looking statements. Actual stranded costs might be materially higher or lower than these estimates because of factors affecting the future market price of capacity (such as competition among capacity providers, changes in energy usage patterns or economic conditions, technological developments, or installation of new, or retirement of existing, generation or transmission capacity), changes in laws or regulations, and other presently unknown or unforeseen factors. See "PSC Settlement Agreement."

Competition for electric sales in the Company's service area could also be affected by the limited capacity of the existing transmission facilities for importing electricity.

In April 1996 the Federal Energy Regulatory Commission (FERC) issued its Order 888 requiring electric utilities to file non-discriminatory open access transmission tariffs that would be available to wholesale sellers and buyers of electric energy and allowing utilities to recover related legitimate and verifiable stranded costs subject to FERC's jurisdiction. The Company's open access tariff took effect in July 1996, subject to refund pending the outcome of a hearing on the tariff scheduled by FERC for August 1997. In December 1996 the Company filed a tariff to permit it to sell electric energy and capacity at market-based rates. In January 1997 the Company, along with the other New York electric utilities, submitted a filing to FERC for approval of a restructuring of the wholesale electric market in New York State, including the establishment of an independent system operator that would control and operate most electric transmission facilities in New York as an integrated system, and a "power exchange" that would establish visible spot market prices for wholesale energy.

In May 1996 the PSC issued an order in its "Competitive Opportunities" proceeding endorsing a fundamental restructuring of the electric utility industry in New York State, based on competition in the generation and energy services sectors of the industry. In March 1997 the Company and the PSC staff entered into a Settlement Agreement, which is subject to PSC approval. The Settlement Agreement reflects the Company's strategy for dealing with competition, including ongoing cost reductions, increased productivity, pursuit of growth opportunities and strengthening of customer relations by providing value-added services. The extent to which the Company will compete in the emerging competitive marketplace will depend on the outcome of the PSC's Competitive Opportunities proceeding, particularly as it relates to the corporate reorganization and inter-affiliate relationship provisions of the Settlement Agreement, and on management's assessment of the potential for increasing shareholder value through business activities in this marketplace. See "PSC Settlement Agreement."

All of the Company's gas customers, either individually or by aggregating their demand with other customers, became eligible in 1996 to purchase gas directly from suppliers other than the Company.

1992 Electric Rate Agreement

In April 1992 the PSC approved an electric rate agreement covering the three-year period April 1, 1992 through March 31, 1995. Under the agreement annual electric rates were increased by $250.5 million (5.0 percent) in April 1992, by $251.2 million (5.0 percent) in April 1993 and by $55.2 million (1.1 percent) in April 1994. In order to settle disputed items, including alleged excess earnings in prior years, the Company's revenue allowance was reduced in each of the three years by $35 million. For calendar year 1994, the Company accrued incentives of $116.4 million, before federal income tax, for attaining certain objectives for the Company's Enlightened Energy program, customer service and fuel costs.

The agreement introduced a rate-making concept known as the Electric Revenue Adjustment Mechanism (ERAM). The purpose of the ERAM was to eliminate the linkage between customers' energy consumption and Company profits. Under the ERAM, rates were based on annual forecasts of electric sales and sales revenues, with refund to or recovery from customers of any overages or deficiencies of actual revenues in the prior rate year from those forecasts. Implementation of the ERAM removed from Company earnings the impact of all variations in electric sales from forecasts, including the effects of year-to-year weather variations, changes in economic conditions and the Enlightened Energy program. In 1994 the Company set aside $63.7 million to be returned to customers for revenue overcollections under the ERAM.

1995 Electric Rate Agreement

In April 1995 the PSC approved a three-year electric rate agreement effective April 1, 1995. See, however, "PSC Settlement Agreement." The principal features of the 1995 electric rate agreement are as follows:

Limited Changes in Base Revenues. There was no increase in base electric revenues for the first rate year of the agreement (the 12 months ending March 31, 1996). Differences between actual and projected amounts for certain expense items for each rate year are subject to reconciliation and deferral for refund to or recovery from customers in subsequent years. These items include pension and retiree health and life insurance expenses, costs incurred under NUG contracts, and certain Enlightened Energy and renewable energy expenses. Likewise, property tax differences are subject to reconciliation and refund to or recovery from customers, except that the Company absorbs (or retains) 14 percent of any property tax increase (or decrease) from the forecast amounts.

Unlike previous multi-year rate agreements, there are no increases in rates in the second and third rate years to cover general escalation, wage and salary increases or carrying costs on increased utility plant investment. See "Modified ERAM" below for revenue adjustments to reflect changes in numbers of customers.

In March 1996 the PSC approved rates for the second year of the agreement effective April 1, 1996. Base electric rates were reduced by approximately $19 million (0.3 percent). The decrease reflects a lower allowed rate of return on equity and a refund to customers under the modified ERAM mechanism, offset in part by increases in pension and retiree health expenses and NUG capacity costs.

In October 1996 the Company filed for an increase to its electric rates to become effective April 1, 1997, for the third rate year of the electric rate agreement. The Company currently anticipates no change in the revenue requirement from the second rate year.

Return on Equity and Equity Ratio. The allowed rate of return on common equity in the first rate year was 11.1 percent. The allowed return is subject to adjustment for the second and third rate years to reflect changes in 30-year Treasury bond rates. The rate of return on equity for the second rate year is
10.31 percent. For purposes of calculating the allowed return, a 52 percent common equity ratio is assumed throughout the term of the agreement.

Costs for debt and preferred stock are not updated from the levels projected for the first rate year.

Earnings Sharing. Following each rate year the Company's actual return on equity is calculated, using actual capitalization ratios and debt and preferred stock costs, but excluding any earnings from the incentives discussed below. The Company is permitted to retain 100 percent of any earnings up to 50 basis points above the allowed rate of return for that rate year. The Company is permitted to retain 50 percent of earnings exceeding the allowed rate of return by more than 50 basis points but not more than 150 basis points, and the balance is required to be deferred for customer benefit. The Company is permitted to retain 25 percent of earnings that exceed the allowed rate of return by more than 150 basis points; one-third of the balance above this level is required to be deferred for customer benefit and two-thirds is required to be applied to reduce rate base balances in a manner to be determined by the Company.

The rate of return on electric common equity, excluding incentives, for the first rate year exceeded the sharing threshold of 11.6 percent, principally due to increased productivity. As a result, the Company recorded a provision for the future benefit of electric customers of $10.2 million (primarily in the fourth quarter of 1995), before federal income tax. Similarly, the Company estimates the rate of return on electric common equity, excluding incentives, for the second rate year will exceed the sharing threshold of 10.81 percent. As a result, in 1996 the Company recorded an additional provision for the future benefit of electric customers of $18.0 million, before federal income tax.

NUG Termination Costs. The rate agreement provides for full recovery by the Company of all NUG contract termination costs incurred to date, and permits the Company to petition the PSC to defer for future recovery from customers the costs of new NUG contract terminations or modifications, if any, during the term of the agreement.

Incentive Provisions. The rate agreement permits the Company to earn additional incentive amounts, not subject to the earnings sharing provisions, by attaining certain objectives for the Company's Enlightened Energy program, fuel costs and customer service. While these incentive mechanisms are similar to those provided under the 1992 electric rate agreement, opportunities for earning incentives are generally less than under the earlier agreement. There are also penalties for failing to achieve minimum objectives, and there is a penalty-only incentive mechanism designed to encourage the Company to maintain its high level of service reliability.

For 1995 the Company accrued benefits of $32.7 million (including $17.1 million related to the prior year) and $5.7 million, before federal income tax, for the Enlightened Energy incentive and for electric customer service performance, respectively.

For 1996 the Company accrued benefits of $24.2 million and $6.1 million, before federal income tax, for the Enlightened Energy incentive and for electric customer service performance, respectively.

Partial Pass-Through Fuel Adjustment Clause (PPFAC). A fuel and purchased power cost-savings incentive was continued with certain modifications from the 1992 electric rate agreement. See Note A to the financial statements. For each rate year of the 1995 agreement, there is a $35 million cap (previously $30 million) on the maximum incentive or penalty, with a "sub-cap" (within the $35 million cap) of $10 million (as previously) for costs associated with generation from the Company's Indian Point 2 nuclear unit. While the cap is higher, the targets established for incentive earnings are generally more difficult to achieve than under the prior agreement. For 1995 the Company earned $19.2 million, before federal income tax, under the PPFAC, $6.5 million of which was earned in the first calendar quarter, under the 1992 agreement. For 1996 the Company earned $24.9 million, before federal income tax, under the PPFAC.

Modified ERAM. The agreement continues, in modified form, the ERAM introduced in the 1992 electric rate agreement. The new agreement adds to the ERAM a revenue per customer (RPC) mechanism which excludes from adjustment those variances in the Company's electric revenues that result from changes in the number of customers in each electric service classification. In effect the Company retains additional revenues attributable to added customers, but bears the revenue shortfall resulting from lost customers, while other variances from forecast revenues are deferred for subsequent recovery from or refund to customers and do not affect the Company's earnings. The ERAM and the RPC mechanism do not apply to delivery service for the New York Power Authority (NYPA).

At the end of each rate year, the forecast average annual amount of revenue per customer in each service classification (the RPC Factor) for that rate year is multiplied by the actual average number of customers in that classification. The net difference between the total of such amounts and the actual revenues from all service classifications is deferred for refund to or recovery from customers in the subsequent rate year; the RPC Factor for the following rate year is adjusted to reflect such net difference. The RPC Factors are also subject to adjustment in the second and third rate years to reflect any increase or decrease in allowed base revenues for reconciliations and projections discussed above in "Limited Changes in Base Revenues."

For 1995 the Company set aside $35.3 million, before federal income tax, to be refunded to customers for revenue overcollections under the ERAM and Modified ERAM, net of $13.3 million earned under the RPC. For 1996 the Company accrued $10.1 million, before federal income tax, to be recovered from customers for revenue undercollections under the Modified ERAM, net of $59.6 million earned under the RPC.

Nuclear Decommissioning Expense.   See Note A to the financial statements for
changes in nuclear decommissioning expense under the agreement.


PSC Settlement Agreement

On March 13, 1997, the Company and the PSC staff entered into a settlement agreement (the Settlement Agreement) with respect to the PSC's Competitive Opportunities proceeding. See "Competition and Industry Restructuring."

The Settlement Agreement, which is subject to PSC approval, provides for a transition to a competitive electric market by instituting "retail access" over a five-year period (the Transition), a rate plan for the Transition, a reasonable opportunity to recover prior utility investments and commitments that may not be recoverable in a competitive electric market (often referred to as "strandable" costs), the divestiture by the Company to unaffiliated third parties of at least 50 percent of its New York City fossil-fueled generating capacity, and, subject to shareholder and other approvals, a corporate reorganization into a holding company structure. A PSC order with respect to the Settlement Agreement is expected by mid-1997.

The Company believes that the Settlement Agreement will not adversely affect its eligibility to continue to apply Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation." If such eligibility were adversely affected, a material write-down of assets, the amount of which is not presently determinable, could be required.

Retail Access. The Company will implement an energy and capacity retail access program that will permit its customers to choose alternative energy suppliers. The delivery of electricity to customers will continue to be through the Company's transmission and distribution systems. The program will begin in late 1997 with certain large customers and will be expanded to 500 megawatts of customer load within 12 months following PSC approval of the Settlement Agreement. The program will be further expanded in annual increments. The Company will target the phase-in of retail access to make it available to all of its customers by the earlier of 24 months after the independent system operator becomes fully operational or December 2002. This schedule is subject to adjustment as circumstances warrant. In general, the Company's delivery rates for retail access customers during the Transition will equal the rate applicable to other comparable customers of the Company less the market value of the energy and capacity being supplied for customers by the other sellers.

Rate Plan. The rate plan reduces the generation-related revenues that the Company would have received over the five-year Transition had current rate levels remained in effect by $655 million. Base rates will be lower by 25 percent for the Company's largest industrial customers and, by the last year of the Transition, will be lower by 10 percent for other large industrial and commercial customers and 3.3 percent for residential and other customers. In general, base electric rates will not otherwise be changed during the Transition except in the event of changes in costs above anticipated annual levels resulting from legal or regulatory requirements (including a requirement or interpretation resulting in the Company's refunding of its tax-exempt debt), inflation in excess of a 4 percent annual rate, property tax increases, environmental costs or in the event the Company's rate of return becomes unreasonable for the provision of safe and adequate service.

The Settlement Agreement also provides, among other things, for a non-bypassable system benefits charge to recover, to the extent not otherwise recovered, the costs of required research and development, energy efficiency programs and programs to assist low income customers, and a penalty mechanism (estimated maximum, $26 million per year) for failure to maintain certain service quality and reliability standards.

For any Transition rate year, 50 percent of any earnings in excess of a rate of return of 12.9 percent on electric common equity will be retained for shareholders and 50 percent will be applied for customer benefit, with one-half of such amount to be applied to a reduction of rates or as otherwise determined by the PSC and the balance to be deferred and applied to reduce the Company's generating plant balances through additional depreciation expense. The rate of return calculation will exclude any incentives and reflect any amounts by which the rate of return for earlier Transition rate years fell below 11.9 percent. This earnings sharing will end beginning in the year in which the Company fulfills its divestiture commitment (discussed below) or in which 15 percent of the service area peak load (excluding the existing load served by NYPA) is supplied other than by the Company.

The Settlement Agreement supersedes the provisions of the 1995 electric rate agreement prescribing overall electric revenue levels for the 12 months ending March 31, 1998. The Settlement Agreement also eliminates the provisions of the 1995 electric rate agreement for incentives or penalties related to the Enlightened Energy program and customer service performance, the modified ERAM, earnings sharing and reconciliation of amounts included in base rates with actual costs for pensions and other post-employment benefits, capacity charges under the Company's contracts with NUGs, Enlightened Energy program and renewable energy expenses, property taxes and research and development expenses. The Settlement Agreement also requires the reversal of all related balances at March 31,1997, the net effect of which is not expected to be material. An incentive-based fuel adjustment clause, initially similar to the current PPFAC, will be in effect during the Transition.

Divestiture Commitment. The Company has agreed to divest to unaffiliated third parties at least 50 percent of its New York City fossil-fueled generating capacity no later than December 2002, unless the PSC determines that such divestiture should be delayed or reduced (to maximize sales price or address other developments). Divestiture could also be delayed under certain other circumstances. The generating units not divested to unaffiliated third parties might be transferred to an unregulated affiliate of the Company. The Company has agreed to submit a detailed divestiture plan to the PSC within one year of the PSC's approval of the Settlement Agreement. The PSC could approve the divestiture plan as submitted, initiate a proceeding to address market power or other concerns, or request the Company to respond to such concerns.

Recovery of Prior Investments and Commitments. During the Transition, the Company will continue to recover its potential electric strandable costs (see "Competition and Industry Restructuring") in the rates it charges all customers. The Company will also provide during the Transition for $350 million of additional depreciation for its fossil-fueled generating units and $45 million for its Indian Point 2 nuclear unit. In addition, as indicated above, certain "excess" earnings will be applied as an offset to strandable costs.

Following the Transition, the Company will be given a reasonable opportunity to recover remaining electric strandable costs, as adjusted for any after-tax net gain or loss from divestiture or transfer of generating units, through a non-bypassable charge to customers. For remaining fossil-related strandable costs, the recovery period will be 10 years and for the Company's Indian Point nuclear station, the recovery period will be the then-remaining life of the Indian Point 2 unit. With respect to its NUG contracts, the Company will be permitted to recover at least 90% of the amount by which the actual costs of its purchases under the contracts exceed market value after the Transition. Any potential disallowance after the Transition will be limited to the lower of (i) 10% of the above-market costs or (ii) $300 million (in 2002 dollars). The potential disallowance will be offset by NUG contract mitigation achieved by the Company after the beginning of the Transition period and 10% of the gross proceeds of generating unit sales to third parties. The Company will be permitted a reasonable opportunity to recover any costs subject to disallowance that are not offset by these two factors if it makes good faith efforts in implementing provisions of the Settlement Agreement leading to the development of a competitive electric market in its service territory.

Any financing savings from "securitization" of the Company's strandable costs are expected to be applied to further reduce customer rates. Subject to satisfying any conditions of any securitization legislation enacted in New York, the Company could transfer its right to recover from customers the payment for the strandable costs to a financing entity that would in return remit to the Company the proceeds of debt issued by the financing entity. The debt, which would be non-recourse to the Company, would be secured by, and repaid from, the future customer payments.

Corporate Structure. The Settlement Agreement authorizes Con Edison to establish a holding company and establishes guidelines governing transactions among affiliates. The formation of the holding company is subject to shareholder approval, FERC approval and the consent of the Nuclear Regulatory Commission.

Upon formation of the holding company, the Company will become a subsidiary of the holding company, and the Company's common shareholders will automatically become the shareholders of the holding company. The Company expects that the holding company would initially also have unregulated energy supply, energy services and new ventures subsidiaries. The energy supply subsidiary may become an unregulated owner and operator of electric generating plants and marketer of electricity. It is expected that the Company's existing gas marketing subsidiary, ProMark Energy, Inc., will be transferred to the holding company to become a full-service provider of energy services engaging in both wholesale and retail sales of electricity and gas and related services. Likewise, the Company's existing subsidiary, Gramercy Development, Inc., is expected to be the "new ventures" subsidiary, through which the holding company will develop other opportunities in both energy and non-energy fields, both domestically and internationally.

The Settlement Agreement limits the dividends that the Company could pay to the holding company to not more than 100 percent of income available for dividends calculated on a two-year rolling average basis. Excluded from "income available for dividends" will be non-cash charges to income resulting from accounting changes or charges to income resulting from significant unanticipated events. The limitation will not apply to dividends necessary to transfer to the holding company proceeds from major transactions, such as asset sales, or to dividends reducing the Company's capital ratio to a level appropriate to the Company's business risk.

Litigation.   Pursuant to the Settlement Agreement, the Company will terminate an appeal of a November 1996 rejection by the Supreme Court of the State of New York of a challenge to the PSC's May 1996 order.

Gas and Steam Rate Agreements

In September 1993 the PSC granted the Company permission to increase its firm gas rates for the second rate year of a 1992 gas rate agreement by $21.6 million (2.8 percent). In lieu of an increase of $2.1 million for the second rate year of a 1992 steam rate agreement, the PSC authorized the Company to retain certain tax refunds being held by the Company for refund to steam customers.

In October 1994 the PSC approved three-year rate agreements for gas and steam services. The agreements provide for gas and steam rate increases in the first rate year, the 12 months ended September 30, 1995, of $7.7 million (0.9 percent) and $9.9 million (3.0 percent), respectively, and a methodology for rate changes in the second and third rate years. The gas agreement contained two incentive mechanisms providing for rewards or penalties. In 1995 the Company accrued benefits of $6.1 million and $1.3 million, before federal income tax, for performance under the gas system improvement and customer service incentives, respectively. In 1996 the Company accrued benefits of $6.5 million and $2.7 million, before federal income tax, for the gas system improvement and customer service incentives, respectively.

Effective October 1, 1995 (the beginning of the second year of the 1994 gas and steam rate agreements), gas and steam rates were increased by $20.9 million (2.5 percent) and $4.6 million (1.3 percent), respectively.

In September 1996 the PSC approved rates for the third year of the 1994 steam rate agreement. Effective October 1, 1996, base steam rates were increased by $12.1 million (3.44 percent). The calculated increase for the third year was $22.9 million (6.52 percent). However, under the provisions of the agreement, the increase was capped, and the balance of $10.8 million will be eligible for recovery in a future period.

In November 1996 the Company filed a request for a four-year steam rate plan that would provide annual rate increases of $16.6 million (4.6 percent in the first rate year). The plan levelizes what would otherwise be a request for a $44 million increase (12.1 percent in the first rate year), followed by smaller increases in subsequent years. The first increase would be effective October 1997 and the four-year plan would end in September 2001. The major reasons for the increase are the recovery of the $10.8 million from the 1994 steam rate agreement; proposed increases in depreciation rates; increases in steam plant operation and maintenance expenses; the effect of transferring certain common facilities to steam operations; and an increase in the allowed rate of return on equity from 10.9 percent to 11.6 percent.

In January 1997 the PSC approved a four-year gas rate settlement agreement under which the Company withdrew its request for an increase to base gas rates for the third rate year of the 1994 gas rate agreement (which was to have taken effect on October 1, 1996). The new agreement contains the following major provisions: base rates will, with limited exceptions, remain at September 30, 1996 levels through September 30, 2000; the Company will share in net revenue from interruptible gas sales (previously used only to reduce firm customer gas costs) by retaining in each rate year the first $7.0 million of net revenue above 8.5 million dekatherms and 50 percent of additional net revenues; and 86 percent of any increase in property taxes above levels implicit in rates will be recovered by offsetting amounts, if any, that would otherwise be returned to customers. The incentive mechanisms under the 1994 gas agreement will be discontinued effective October 1997, after which the Company will be subject to a penalty (maximum, $1.7 million per year) if it fails to maintain targeted levels of customer satisfaction; and the Company will share with customers 50 percent of earnings above a 13 percent rate of return on gas common equity.

Clean Air Act Amendments

The Clean Air Act amendments of 1990 impose limits on sulfur dioxide emissions from electric generating units. Because the Company uses very low sulfur fuel oil and natural gas as boiler fuels, the sulfur dioxide emissions limits should not affect the Company's operations. The Company will incur increased capital and operating costs to meet the nitrogen oxide emissions limits set by the New York State Department of Environmental Conservation (DEC) under the "Reasonably Available Control Technology" (RACT) provisions of the Clean Air Act. The Company has spent approximately $23 million to comply with the Phase I limitations. New York and ten other member states of the Northeast Ozone Transport Commission have entered into a Memorandum of Understanding which calls for the states to adopt more stringent nitrogen oxide emissions limits for RACT Phases II and III, effective in 1999 and 2003, respectively. The Company estimates that compliance with these phases could require capital expenditures of approximately $150 million.

Nuclear Fuel Disposal

The Company has a contract with the United States Department of Energy (DOE) which provides that, in return for payments being made by the Company to the DOE pursuant to the contract, the DOE, starting in 1998, will take title to the Company's spent nuclear fuel, transport it to a federal repository and store it permanently. Notwithstanding the contract, the DOE has announced that it is not likely to have a permanent operating repository before 2015. In July 1996 the United States Court of Appeals for the District of Columbia held that the DOE has an obligation "reciprocal to the utilities' obligation to pay fees, to start disposing of the [spent nuclear fuel] no later than January 31, 1998." In January 1997 the Company and a number of other utilities petitioned the United States Court of Appeals for the District of Columbia for an order directing the DOE to implement a program enabling it to begin acceptance of spent fuel by 1998, and to provide relief from any obligation to pay further fees to DOE until waste disposal commences, authorization to pay (under certain circumstances) into an escrow account fees which would otherwise be payable to DOE pursuant to the spent nuclear fuel disposal contracts and enhanced judicial oversight of DOE's performance under the contracts.

The Company estimates that it has adequate on-site capacity until 2005 for interim storage of its spent fuel. Absent regulatory or technological developments by 2005, the Company expects that it will require additional on-site or other spent fuel storage facilities. Such additional facilities would require regulatory approvals. In the event that the Company is unable to make appropriate arrangements for the storage of its spent fuel, the Company would be required to curtail the operation of its Indian Point 2 nuclear unit. See discussion of decommissioning in Note A to the financial statements.

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

Collective Bargaining Agreement

In June 1996 the Company concluded a new collective bargaining agreement with the union representing approximately two-thirds of the Company's employees. The four-year agreement provides for general wage increases of 2.5 percent in each of the first two years and 3.0 percent in each of years three and four, with a potential 0.5 percent additional merit-based increase in each year.

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

RESULTS OF OPERATIONS


Earnings per share were $2.93 in 1996 and 1995 and $2.98 in 1994. The average number of common shares outstanding for 1996, 1995 and 1994 was 235.0 million,
234.9 million and 234.8 million, respectively.

Earnings for 1996, 1995 and 1994 reflect electric, gas and steam rate increases or decreases, and other provisions of the electric, gas and steam rate agreements discussed above.

Operating Revenues and Fuel Costs

Operating revenues in 1996 and 1995 increased from the prior year by $422.8 million and by $163.8 million, respectively. The principal increases and decreases in revenue were:

                                                  Increase (Decrease)
                                                   1996            1995
(Millions of Dollars)                         over 1995       over 1994

Electric, gas and steam rate changes .....       $   .8          $ 29.3
Fuel rider billings* .....................        319.7            22.4
Sales volume changes
    Electric** ...........................          2.9            41.4
     Gas .................................        124.2           (11.7)
    Steam ................................          8.1           (13.9)
Gas weather normalization ................        (18.5)            5.9
Electric:
    ERAM/Modified ERAM accruals ..........         45.4            28.4
    Recoveries (refunds) of prior
    rate year ERAM accruals ..............        (25.9)           83.1
    Rate refund provision ................         (8.2)          (10.0)
    Off-system sales .....................         (4.8)           12.5
Other ....................................        (20.9)          (23.6)
Total ....................................       $422.8        $  163.8
* Excludes costs of fuel, purchased power and gas purchased for resale reflected in base rates.
**Includes Con Edison direct customers and delivery service for NYPA and municipal agencies.

The increase in fuel billings in 1996 reflects increases in the unit costs of both purchased power and fuel used to produce electricity and steam and an increase in the unit cost of gas purchased for resale. The increase in fuel billings in 1995 reflects higher unit costs of electric purchased power, offset by a lower unit cost of gas. Electric fuel costs increased $23.3 million in 1996, largely because of the Company's increased unit cost of fuel partially offset by lower generation. Electric purchased power costs increased by $161.9 million over the 1995 period reflecting a higher unit cost of power purchased under NUG contracts. The increases in electric fuel and purchased power costs in 1996 were mitigated by the greater availability in 1996 than in 1995 of lower-cost nuclear generation from the Company's Indian Point 2 unit. During 1995 Indian Point 2 underwent a scheduled refueling and maintenance outage and the unit's low cost generation was, therefore, unavailable for part of the year. Gas purchased for resale increased $158.5 million in 1996, reflecting higher unit costs of purchased gas and higher sendout. The unit cost of gas was 48.8 percent higher in 1996 than in 1995 and was 20.2 percent lower in 1995 than in 1994. Steam fuel and purchased steam costs increased $49.7 million in 1996 due to the higher unit cost of fuel.

Electricity sales volume in the Company's service territory increased 0.8 percent in 1996 and 0.7 percent in 1995. Gas sales volume to firm customers increased 8.9 percent in 1996 and decreased 2.8 percent in 1995. Transportation of customer-owned gas decreased 67.1 percent in 1996 and increased 65.3 percent in 1995, primarily due to variations in the volume of gas transported for use by NYPA as boiler fuel at its Poletti unit. Steam sales volume increased 1.9 percent in 1996 and decreased 4.1 percent in 1995.

The Company's electricity, gas and steam sales vary seasonally in response to weather. Electric peak load occurs in the summer, while gas and steam sales peak in the winter. After adjusting for variations, principally weather and billing days, in each period, electricity sales volume increased 0.9 percent in 1996 and
1.2 percent in 1995. Similarly adjusted, gas sales volume to firm customers increased 1.9 percent in 1996 and 0.1 percent in 1995, and steam sales volume decreased 0.1 percent in 1996 and 1.9 percent in 1995. Weather-adjusted sales represent the Company's estimate of the sales that would have been made if historical average weather conditions had prevailed.

Off-system electricity sales were 3,917 millions of kilowatthours (kWh) in 1996 compared with 5,035 millions of kWh in 1995. Off-system sales include arrangements in which the Company produces electricity for others using gas they provide as fuel. The Company has purchased a substantial portion of this electricity for sale to its own customers.

Other Operations and Maintenance Expenses

Other operations and maintenance expenses decreased 1.8 percent in 1996 and were unchanged in 1995. For 1996 the decrease reflects lower production expenses, principally due to the refueling and maintenance outage of the Indian Point 2 nuclear unit in 1995; there was no such outage in 1996. The decrease was offset in part by higher pension and retiree benefit costs due to changes in actuarial assumptions. For 1995 lower administrative and general expenses and production expenses at fossil-fueled generating stations were offset in part by higher amortization of previously deferred Enlightened Energy program costs and higher production expenses related to the refueling and maintenance outage of the Indian Point 2 nuclear unit in that year.

In 1996 the Company accrued $10 million for environmental liabilities related to various Superfund sites. During 1995 the Company accrued $10 million for environmental remediation costs relating to Company facilities pursuant to a 1994 settlement of a DEC civil administrative proceeding against the Company, and $5 million for two Superfund sites. In 1994, pursuant to the DEC settlement, the Company paid a $9 million penalty and contributed $5 million to an environmental projects fund. In addition the Company accrued $11.5 million during 1994 for environmental investigation and site remediation costs. See Note F to the financial statements for additional information about the settlement.

Taxes, Other Than Federal Income Tax

At $1.2 billion, taxes, other than federal income tax, remain one of the Company's largest operating expenses. The principal components and variations in operating taxes were:

                                                         Increase (Decrease)
                                      1996               1996            1995
(Millions of Dollars)                Amount         over 1995       over 1994

Property taxes ..................   $ 571.6             $37.6           $(5.4)
State and local taxes on revenues .   473.9              13.6            (2.2)
Payroll taxes .....................    60.8               2.6              .4
Other taxes .......................    59.9              (7.8)            (.3)
Total                              $1,166.2*            $46.0           $(7.5)
* Including sales taxes on customers' bills, total taxes, other than federal income taxes, billed to customers in 1996 were $1,478.9 million.

The increase in property taxes in 1996 reflects higher assessed valuations. The reduction in property taxes in 1995 reflects a decrease in the share of total New York City property taxes borne by the Company.

Other Income

Other income decreased $7.5 million in 1996 and increased $8.2 million in 1995. The variations in other income reflect primarily changes in interest rates and the level of temporary cash investment balances.

Net Interest  Charges and  Preferred  Stock  Dividend  Requirements

Interest on long-term debt increased $5.9 million in 1996 and $12.9 million in 1995 principally as a result of new debt issues. The increase in 1996 relates to the preferred stock refunding discussed above, which substantially reduced the Company's preferred stock dividend requirements. Other interest decreased $11.6 million in 1996, principally as a result of lower interest associated with certain tax settlements and customer overpayments. Other interest increased $9.1 million in 1995, principally as a result of a higher rate of interest applied to customer deposits and interest associated with certain tax settlements.

Federal Income Tax

Federal income tax decreased $1.4 million in 1996 and $41.0 million in 1995 reflecting the changes each year in income before tax and in tax credits. See
Note I to the financial statements.

March 13, 1997

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


A. Financial Statements

                                                                  Page
      Index to Financial Statements                               Number

      Report of Independent Accountants                           49

      Consolidated Balance Sheet at December 31, 1996
         and 1995                                                 50-51

      Consolidated Income Statement for the years ended
         December 31, 1996, 1995 and 1994                         52

      Consolidated Statement of Cash Flows for the years
         ended December 31, 1996, 1995 and 1994                   53

      Consolidated Statement of Capitalization at
         December 31, 1996 and 1995                               54-55

      Consolidated Statement of Retained Earnings for the
         years ended December 31, 1996, 1995 and 1994             56

      Notes to Consolidated Financial Statements                  56-64

      The following Schedule is filed as a "Financial Statement Schedule" pursuant to Item 14 of this report:

      Schedule VIII - Valuation and Qualifying Accounts           65-67



      All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

      Separate financial statements of subsidiaries, not consolidated, have been omitted because, if considered in the aggregate, they would not constitute a significant subsidiary.

B. Supplementary Financial Information

      Selected Quarterly Financial Data for the years ended December 31, 1996 and 1995 (Unaudited)

                              First       Second      Third       Fourth
1996 (Millions of Dollars)    Quarter     Quarter     Quarter     Quarter

Operating revenues ......... $1,867.4    $1,539.7    $1,920.3    $1,632.3
Operating income ...........    252.7       152.3       409.4       199.2
Net income .................    174.5        71.4       328.0       120.2
Net income for common stock     182.5        66.8       323.4       115.5
Earnings per common share ..     $.78        $.28       $1.38        $.49


                              First       Second      Third       Fourth
1995 (Millions of Dollars)   Quarter     Quarter     Quarter      Quarter

Operating revenues ......... $1,668.8    $1,459.8    $1,879.9    $1,528.4
Operating income ...........    280.0       156.0       412.8       192.6
Net income .................    201.1        76.4       333.3       113.1
Net income for common stock     192.2        67.5       324.4       104.2
Earnings per common share ..     $.82        $.29       $1.38        $.44


In the opinion of the Company these quarterly amounts include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation.

                      Report of Independent Accountants



To the Board of Trustees and Stockholders of Consolidated Edison Company of New York, Inc.

In our opinion, the consolidated financial statements listed under Item 8.A in the index appearing on page 47 present fairly, in all material respects, the financial position of Consolidated Edison Company of New York, Inc. and its subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


Price Waterhouse LLP

1177 Avenue of the Americas
New York, N.Y.  10036

March 13, 1997


Consolidated Balance Sheet
Consolidated Edison Company of New York, Inc.

Assets
At December 31 (Thousands of Dollars)                             1996                       1995

Utility plant, at original cost (Notes A and B)
Electric                                                   $11,588,344                $11,319,622
Gas                                                          1,642,231                  1,537,296
Steam                                                          536,672                    462,975
General                                                      1,152,001                  1,085,795
Total                                                       14,919,248                 14,405,688
Less: Accumulated depreciation                               4,285,732                  4,036,954
Net                                                         10,633,516                 10,368,734
Construction work in progress                                  332,333                    360,457
Nuclear fuel assemblies and components,
  less accumulated amortization                                101,461                     85,212
Net utility plant                                           11,067,310                 10,814,403

Current assets
Cash and temporary cash investments (Note A)                   106,882                    342,292
Accounts receivable - customers,
  less allowance for uncollectible accounts
   of $21,600 in 1996 and 1995                                 544,004                    497,215
Other receivables                                               42,056                     45,558
Regulatory accounts receivable (Note A)                         45,397                     (6,481)
Fuel, at average cost                                           64,709                     40,506
Gas in storage, at average cost                                 44,979                     26,452
Materials and supplies, at average cost                        204,801                    221,026
Prepayments                                                     64,492                     66,148
Other current assets                                            15,167                     15,126
Total current assets                                         1,132,487                  1,247,842

Investments and nonutility property
                                                               177,224                    145,646
Deferred charges (Note A)
Enlightened Energy program costs                               133,718                    144,282
Unamortized debt expense                                       130,786                    133,812
Recoverable fuel costs (Note A)                                101,462                     59,454
Power contract termination costs                                58,560                    105,408
Other deferred charges                                         271,356                    256,783
Total deferred charges                                         695,882                    699,739

Regulatory asset - future federal
  income taxes (Notes A and I)                                 984,282                  1,042,260

Total                                                      $14,057,185                $13,949,890




Capitalization and Liabilities
At December 31 (Thousands of Dollars)                             1996                   1995
Capitalization (see Consolidated Statement
                of Capitalization)
Common shareholders' equity                                $ 5,727,568            $ 5,522,734
Preferred stock subject to mandatory
  redemption (Note B)                                           84,550                100,000
Other preferred stock (Note B)                                 238,098                539,917
Long-term debt                                               4,238,622              3,917,244
Total capitalization                                        10,288,838             10,079,895


Noncurrent liabilities
Obligations under capital leases                                42,661                 45,250
Other noncurrent liabilities                                    80,499                 75,907
Total noncurrent liabilities                                   123,160                121,157


Current liabilities
Long-term debt due within one year
  (Note B)                                                     106,256                183,524
Accounts payable                                               431,115                420,852
Customer deposits                                              159,616                158,366
Accrued taxes                                                   27,342                 24,374
Accrued interest                                                83,090                 89,374
Accrued wages                                                   80,225                 76,459
Other current liabilities                                      147,968                168,477
Total current liabilities                                    1,035,612              1,121,426


Provisions related to future federal
  income taxes and other deferred
   credits (Notes A and I)
Accumulated deferred federal income tax                      2,289,092              2,296,284
Accumulated deferred investment tax credits                    172,510                181,420
Other deferred credits                                         147,973                149,708
Total deferred credits                                       2,609,575              2,627,412

Contingencies (Note F)

Total                                                      $14,057,185            $13,949,890

The accompanying notes are an integral part of these financial statements.



Consolidated Income Statement
Consolidated Edison Company of New York, Inc.

Year Ended December 31 (Thousands of Dollars)     1996                1995                 1994
Operating revenues (Note A)
Electric                                    $5,541,117          $5,389,408           $5,140,472
Gas                                          1,015,070             813,356              890,107
Steam                                          403,549             334,133              342,507
Total operating revenues                     6,959,736           6,536,897            6,373,086

Operating expenses
Purchased power                              1,272,854           1,107,223              787,455
Fuel                                           573,275             504,104              567,764
Gas purchased for resale                       418,271             259,789              341,204
Other operations                             1,163,337           1,139,732            1,146,094
Maintenance                                    458,637             512,102              506,179
Depreciation and amortization (Note A)         496,412             455,776              422,356
Taxes, other than federal income tax         1,166,199           1,120,232            1,127,691
Federal income tax (Notes A and I)             397,160             396,560              438,160
Total operating expenses                     5,946,145           5,495,518            5,336,903

Operating income                             1,013,591           1,041,379            1,036,183

Other income (deductions)
Investment income (Note A)                       8,327              16,966               10,601
Allowance for equity funds used
    during construction (Note A)                 3,468               3,763                8,354
Other income less miscellaneous deductions      (8,749)             (8,149)             (15,201)
Federal income tax (Notes A and I)                 970              (1,060)                (430)
Total other income                               4,016              11,520                3,324

Income before interest charges               1,017,607           1,052,899            1,039,507
Interest on long-term debt                     307,820             301,917              289,060
Other interest                                  17,331              28,954               19,853
Allowance for borrowed funds used
    during construction (Note A)                (1,629)             (1,822)              (3,676)
Net interest charges                           323,522             329,049              305,237

Net income                                     694,085             723,850              734,270

Preferred stock dividend requirements          (19,859)            (35,565)             (35,587)
Gain on refunding of preferred stock
 (Note B)                                       13,943                  --                   --
Net income for common stock                 $  688,169         $   688,285          $   698,683
Earnings per common share based on
  average number of shares outstanding
  during each year (234,976,697;
  234,930,301 and 234,753,901)              $    2.93          $      2.93          $      2.98

The accompanying notes are an integral part of these financial statements.




Consolidated Statement of Cash Flows
Consolidated Edison Company of New York, Inc.

Year Ended December 31 (Thousands of Dollars)               1996              1995              1994
Operating activities
Net income                                            $  694,085        $  723,850         $  734,270
Principal non-cash charges (credits)
  to income
Depreciation and amortization                            496,412           455,776            422,356
Deferred recoverable fuel costs                          (42,008)          (61,937)            20,132
Federal income tax deferred                               40,600            69,020             64,090
Common equity component of allowance
  for funds used during construction                      (3,274)           (3,546)            (7,876)
Other non-cash charges                                     9,602            14,382             45,537

Changes in assets and liabilities
Accounts receivable - customers,
    less allowance for uncollectibles                    (46,789)          (56,719)            18,765
Regulatory accounts receivable                           (51,878)           32,827             70,771
Materials and supplies, including
  fuel and gas in storage                                (26,505)           43,341             17,306
Prepayments, other receivables
  and other current assets                                 5,117             4,566             21,317
Enlightened Energy program costs                          10,564            25,919            (30,144)
Power contract termination costs                          30,827            55,387            (62,376)
Accounts payable                                          10,263            46,383            (18,074)
Other - net                                              (19,679)          (72,785)           (46,161)
Net cash flows from operating activities                1,107,337        1,276,464          1,249,913

Investing activities including construction
Construction expenditures                               (675,233)         (692,803)          (757,530)
Nuclear fuel expenditures                                (48,705)          (12,840)           (47,071)
Contributions to nuclear decommissioning trust           (21,301)          (18,893)           (14,586)
Common equity component of allowance for funds
    used during construction                               3,274             3,546              7,876
Net cash flows from investing activities
    including construction                              (741,965)         (720,990)          (811,311)

Financing activities including dividends
Issuance of common stock                                    --                --               14,650
Issuance of long-term debt                               525,000           228,285            400,000
Retirement of long-term debt                            (183,524)          (10,889)          (133,639)
Advance refunding of preferred stock                    (316,982)             --                 --
Advance refunding of long-term debt                      (95,329)         (155,699)              --
Issuance and refunding costs                             (18,480)           (5,269)            (5,988)
Common stock dividends                                  (488,756)         (479,262)          (469,561)
Preferred stock dividends                                (22,711)          (35,569)           (35,599)
Net cash flows from financing activities
    including dividends                                 (600,782)         (458,403)          (230,137)

Net increase (decrease) in cash and
    temporary cash investments                          (235,410)           97,071            208,465
Cash and temporary cash investments at January 1         342,292           245,221             36,756
Cash and temporary cash
    investments at December 31                        $  106,882        $  342,292         $  245,221

Supplemental disclosure of cash flow information
  Cash paid during the period for:
    Interest                                          $  309,279        $  309,953         $  269,839
    Income taxes                                         346,755           344,754            385,355


The accompanying notes are an integral part of these financial statements.




Consolidated Statement of Capitalization
Consolidated Edison Company of New York, Inc.


At December 31 (Thousands of Dollars)                                                                     1996              1995
                                                              Shares outstanding
                                                      December 31, 1996      December 31, 1995

Common shareholders' equity (Note B)
Common stock, $2.50 par value,
    authorized 340,000,000 shares                           234,993,596            234,956,299       $1,478,536        $1,464,305
Retained earnings                                                                                     4,283,935         4,097,035
Capital stock expense                                                                                   (34,903)          (38,606)
Total common shareholders' equity                                                                     5,727,568         5,522,734
Preferred stock (Note B)
Subject to mandatory redemption
Cumulative Preferred, $100 par value,
    7.20% Series I                                              475,000                500,000           47,500            50,000
    6 1/8% Series J                                             370,500                500,000           37,050            50,000
Total subject to mandatory redemption                                                                    84,550           100,000
Other preferred stock
$5 Cumulative Preferred, without par value,
     authorized 1,915,319 shares                              1,915,319              1,915,319          175,000           175,000
Cumulative Preferred, $100 par value,
    authorized 6,000,000 shares*
    5 3/4%      Series A                                         70,612                600,000            7,061            60,000
    5 1/4%      Series B                                        138,438                750,000           13,844            75,000
    4.65%       Series C                                        153,296                600,000           15,330            60,000
    4.65%       Series D                                        222,330                750,000           22,233            75,000
    5 3/4%      Series E                                             --                500,000               --            50,000
    6.20%       Series F                                             --                400,000               --            40,000
Cumulative Preference, $100 par value,
     authorized 2,250,000 shares
    6% Convertible Series B                                      46,305                 49,174            4,630             4,917
Total other preferred stock                                                                             238,098           539,917
Total preferred stock                                                                                $  322,648        $  639,917
* Represents total authorized  shares of cumulative  preferred stock, $100 par value, including preferred stock subject to mandatory redemption.





At December 31 (Thousands of Dollars)                   1996               1995
Long-term debt (Note B)
Maturity       Interest Rate       Series
First and Refunding Mortgage Bonds (open-end mortgage):
1996              5   %             CC               $        --     $   100,000
1996              5.90              DD                        --          75,000
Total mortgage bonds                                          --         175,000

Debentures:
1997              5.30 %         1993E                   100,000         100,000
1998              6 1/4          1993A                   100,000         100,000
1998              5.70           1993F                   100,000         100,000
1999              6 1/2          1992D                    75,000          75,000
1999                *            1994B                   150,000         150,000
2000              7 3/8          1992A                   150,000         150,000
2000              7.60           1992C                   125,000         125,000
2001              6 1/2          1993B                   150,000         150,000
2001                *            1996B                   150,000              --
2002              6 5/8          1993C                   150,000         150,000
2003              6 3/8          1993D                   150,000         150,000
2004              7 5/8          1992B                   150,000         150,000
2005              7 3/8          1992E                    75,000          75,000
2005              6 5/8          1995A                   100,000         100,000
2023              7 1/2          1993G                   380,000         380,000
2026              9 3/8          1991A                        --          95,329
2026              7 3/4          1996A                   100,000              --
2027              8.05           1992F                   100,000         100,000
2029              7 1/8          1994A                   150,000         150,000
Total debentures                                       2,455,000       2,300,329

Tax-exempt debt - notes issued to New York State Energy Research and Development Authority for Facilities Revenue Bonds:
2020              6.10 %         1995A                   128,285         128,285
2020              5 1/4          1993B                   127,715         127,715
2021              7 1/2          1986A                   150,000         150,000
2022              7 1/8          1987A                   100,855         100,855
2022              9 1/4          1987B                    29,385          29,385
2022              5 3/8          1993C                    19,760          19,760
2024              7 3/4          1989A                   150,000         150,000
2024              7 3/8          1989B                   100,000         100,000
2024              7 1/4          1989C                   150,000         150,000
2025              7 1/2          1990A                   150,000         150,000
2026              7 1/2          1991A                   128,150         128,150
2027              6 3/4          1992A                   100,000         100,000
2027              6 3/8          1992B                   100,000         100,000
2028              6              1993A                   101,000         101,000
2029              7 1/8          1994A                   100,000         100,000
Total tax-exempt debt                                  1,635,150       1,635,150

Subordinated deferrable interest debentures:
2031              7 3/4%         1996A                   275,000              --

Other long-term debt                                       8,848          19,163
Unamortized debt discount                               (29,120)        (28,874)

Total                                                  4,344,878       4,100,768

Less: Long-term debt due within one year                 106,256         183,524

Total long-term debt                                   4,238,622       3,917,244

Total capitalization                                 $10,288,838     $10,079,895

*Rate reset quarterly. At December 31, 1996 the rates for the Series 1994 B and the Series 1996 B were 5.8125% and 5.65078%, respectively.

 The accompanying notes are an integral part of these financial statements.



Consolidated Statement of Retained Earnings
Consolidated Edison Company of New York, Inc.


Year Ended December 31 (Thousands of Dollars)         1996              1995              1994
Balance, January 1                              $4,097,035        $3,888,010        $3,658,886
Net income for the year                            694,085           723,850           734,270
Total                                            4,791,120         4,611,860         4,393,156
Dividends declared on capital stock
Cumulative Preferred, at required annual rates      18,145            35,259            35,259
Cumulative Preference, 6% Convertible Series B         284               304               326
Common, $2.08, $2.04 and $2.00 per share           488,756           479,262           469,561
Total dividends declared                           507,185           514,825           505,146
Balance,  December 31                           $4,283,935         $4,097,035       $3,888,010

The accompanying notes are an integral part of these financial statements.


Notes to Consolidated Financial Statements

Note A   Summary of Significant Accounting Policies

Regulation. The Company is subject to regulation by the New York Public Service Commission (PSC) and the Federal Energy Regulatory Commission (FERC). The
Company's accounting policies conform to generally accepted accounting principles, as applied in the case of regulated public utilities, and to the
accounting   requirements   and  rate-making   practices  of  these   regulatory
authorities.

Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," requires long-lived and certain other assets to be reviewed for impairment if the carrying amount of an asset may not be recoverable. SFAS No. 121 also amends SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation," to require that regulatory assets (which include certain deferred charges) be charged to earnings if such assets are no longer considered probable of recovery. The application of SFAS No. 121 had no effect on the Company's financial position or results of operations in 1996.

On March 13, 1997, the Company entered into a Settlement Agreement with the PSC staff with respect to the PSC's "Competitive Opportunities" proceeding. The
Settlement Agreement, which is subject to PSC approval, provides for a transition to a competitive electricity market over a five-year period (the Transition), a rate plan for the Transition, a reasonable opportunity to recover prior utility investments and commitments that may not be recoverable in a competitive electric market (often referred to as "strandable" costs), the divestiture by the Company to unaffiliated third parties of at least 50 percent of its New York City fossil-fueled generating capacity, and, subject to shareholder and other approvals, a corporate reorganization into a holding company structure. The Settlement Agreement will change certain accounting policies described in these notes. The Company believes that the Settlement Agreement will not adversely affect its eligibility to continue to apply SFAS No. 71. If such eligibility were adversely affected, a material write-down of assets, the amount of which is not presently determinable, could be required.

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

Rates used for AFDC include the cost of borrowed funds used for construction purposes and a reasonable rate on the Company's own funds when so used, determined in accordance with PSC and FERC regulations. The AFDC rate was 9.0 percent in 1996, 9.1 percent in 1995 and 9.4 percent in 1994. The rate was compounded semiannually, and the amounts applicable to borrowed funds were treated as a reduction of interest charges.

The annual charge for depreciation is computed on the straight-line method for financial statement purposes using rates based on average lives and net salvage factors, with the exception of the Indian Point 2 nuclear unit, the Company's share of the Roseton generating station, certain leaseholds and certain general equipment, which are depreciated on a remaining life amortization method. Depreciation rates averaged approximately 3.4 percent in 1996, 3.3 percent in 1995 and 3.2 percent in 1994. In 1996 an additional provision for depreciation of $13.9 million was accrued in connection with a preferred stock refunding. See Note B.

The Company is a joint owner of two 1,200-megawatt (MW) electric generating stations: (1) Bowline Point, operated by Orange and Rockland Utilities, Inc., with the Company owning a two-thirds interest, and (2) Roseton, operated by Central Hudson Gas & Electric Corp., with the Company owning a 40 percent interest. Central Hudson has the option to acquire the Company's interest in the Roseton station in 2004. The Company's share of the investment in these stations at original cost and as included in its balance sheet at December 31, 1996 and 1995 was:

(Thousands of Dollars)                              1996                 1995
Bowline Point: Plant in service                 $204,484             $203,360
  Construction work in progress                    2,788                2,340
Roseton: Plant in service                        146,623              145,207
  Construction work in progress                      846                2,089

The Company's share of accumulated depreciation for the Roseton station at December 31, 1996 and 1995 was $70.3 million and $64.8 million, respectively. A separate depreciation account is not maintained for the Company's share of the Bowline Point station. The Company's share of operating expenses for these stations is included in its income statement.

Nuclear Decommissioning. Depreciation charges include a provision for decommissioning both the Indian Point 2 and the retired Indian Point 1 nuclear units. Decommissioning costs are being accrued ratably over the Indian Point 2 license period which extends to the year 2013. The Company has been accruing for the costs of decommissioning within the internal accumulated depreciation reserve since 1975. In 1989 the PSC permitted the Company to establish an external trust fund for the costs of decommissioning the nuclear portions of the plants pursuant to Nuclear Regulatory Commission regulations. Accordingly, beginning in 1989, the Company has made contributions to such a trust. The external trust fund is discussed below under "Investments" in this Note A.

Accumulated decommissioning provisions at December 31, 1996 and 1995, which include earnings on funds externally invested, were as follows:

                              Amounts Included in
                         Accumulated Depreciation
(Millions of Dollars)         1996           1995
Nuclear                    $ 164.7        $ 134.4
Non-Nuclear                   57.0           55.3
Total                      $ 221.7        $ 189.7

For the 12 months ended March 31, 1995, the Company provided expense allowances of $11.7 million and $3.1 million, respectively, for decommissioning the nuclear and non-nuclear portions of the plants. These amounts, which were recovered from customers through billings, were approved by the PSC in a 1992 electric rate agreement, and were designed to fund decommissioning costs which had been estimated at approximately $300 million in 1993 dollars. In 1994 a site-specific decommissioning study was prepared for both the Indian Point 2 and the retired Indian Point 1 nuclear units. Based upon this study, the estimated decommissioning cost in 1993 dollars is approximately $657 million, of which $252 million is for extended on-site storage of spent nuclear fuel. Using a 3.25 percent annual escalation factor, the estimated cost in 2016, the assumed midpoint for decommissioning expenditures, is approximately $1,372 million. Under a 1995 electric rate agreement, effective April 1995, the Company revised the annual decommissioning expense allowance for the nuclear and non-nuclear portions of the plants to $21.3 million and $1.8 million, respectively, to fund the future estimated costs of decommissioning. The annual expense allowance assumes a 6 percent after-tax annual return on fund assets.

The Financial Accounting Standards Board (FASB) is currently reviewing the utility industry's accounting treatment of nuclear and certain other plant decommissioning costs. In the exposure draft, "Accounting for Certain Liabilities Related to Closure or Removal of Long-Lived Assets," issued in February 1996, the FASB concluded that decommissioning costs should be accounted for at present value as a liability, with a corresponding asset in utility plant, rather than as a component of depreciation. Discussions of issues addressed in the exposure draft are ongoing.

Nuclear Fuel. Nuclear fuel assemblies and components are amortized to operating expenses based on the quantity of heat produced in the generation of electricity. Fuel costs also include provisions for payments to the U.S. Department of Energy (DOE) for future off-site storage of the spent fuel and for a portion of the costs to decontaminate and decommission the DOE facilities used to enrich uranium purchased by the Company. Such payments amounted to $9.8 million in 1996. Nuclear fuel costs are recovered in revenues through base rates or through the fuel adjustment clause.

Leases.  In accordance with SFAS No. 71, those leases that meet the criteria for
capitalization  are  capitalized  for  accounting   purposes.   For  rate-making
purposes, all leases have been treated as operating leases.

Revenues. Revenues for electric, gas and steam service are recognized on a monthly billing cycle basis. Pursuant to the 1992 and 1995 electric rate agreements, actual electric net revenues (operating revenues less fuel and purchased power costs and revenue taxes) are adjusted by accrual to target levels established under the agreements in accordance with an electric revenue adjustment mechanism (ERAM). The 1995 agreement introduced a revenue per customer mechanism (RPC) which modified the ERAM. Under the RPC, revenues are increased (or decreased) to reflect variations from target levels in the numbers of customers in the various service classes. Revenues are also increased (or decreased) each month to reflect rewards (or penalties) earned under incentive mechanisms for the Enlightened Energy (demand-side management) program and for customer service activities. The agreements provide that the net regulatory asset (or liability) thus accrued in each rate year is to be reflected in customers' bills in the following rate year.

The 1994 and 1997 gas rate agreements provide for revenues to be increased (or decreased) each month to reflect rewards (or penalties) earned under incentive mechanisms related to gas customer service and system improvement targets.

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

Effective April 1992 a partial pass-through electric fuel adjustment clause (PPFAC) was implemented with monthly targets for electric fuel and purchased power costs. The Company retains for stockholders 30 percent of any savings in actual costs below the target amount, but must bear 30 percent of any excess of actual costs over the target. For each rate year of the 1995 electric rate agreement, there is a $35 million cap on the maximum increase or decrease in fuel billings, with a limit (within the $35 million) of $10 million for costs associated with generation at the Company's Indian Point 2 nuclear unit.

Regulatory Accounts Receivable. Regulatory accounts receivable at December 31, 1996 amounted to $45.4 million, reflecting accruals under the 1995 electric rate agreement and the 1994 gas rate agreement for incentive benefits related to the Company's Enlightened Energy program ($29.1 million), and electric customer service activities ($5.5 million), for the amounts to be billed under the PPFAC ($3.5 million), for incentive benefits related to gas system improvement ($4.9 million) and gas customer service ($2.0 million) and for net electric sales revenues in accordance with the Modified ERAM ($0.4 million). The revenues accrued in a given 12-month period under the Modified ERAM and for incentives related to the Enlightened Energy program, electric customer service activities and the Company's gas business are being recovered from or refunded to customers over an ensuing 12-month period. The amounts accrued under the PPFAC are billed to customers on a monthly basis through the electric fuel adjustment clause.

Enlightened Energy Program Costs. In accordance with PSC directives, the Company defers the costs for its Enlightened Energy program for future recovery from ratepayers. Such deferrals amounted to $133.7 million at December 31, 1996 and $144.3 million at December 31, 1995. In accordance with the 1992 and 1995 electric rate agreements, the Company is generally recovering its Enlightened Energy program costs over a five-year period.

Temporary Cash Investments. Temporary cash investments are short-term, highly liquid investments which generally have maturities of three months or less. They are stated at cost which approximates market. The Company considers temporary cash investments to be cash equivalents.

Investments. Investments consist primarily of an external nuclear decommissioning trust fund. At December 31, 1996 and 1995 the trust fund amounted to $164.7 million and $134.4 million, respectively. Investments are stated at market. Earnings on the trust fund are not recognized in income but are included in the accumulated depreciation reserve. See "Nuclear Decommissioning" in this Note A.

Gas Hedging. In 1996 the Company initiated a program to hedge the cost of natural gas in storage against adverse market price fluctuations. The Company defers hedging gains and losses until the underlying gas commodity is withdrawn from storage and then adjusts the cost of its gas in storage accordingly. Hedging losses or gains are charged or credited to customers through the Company's gas fuel adjustment clause. Hedging losses deferred on open positions at December 31, 1996 were not material.

Federal Income Tax. In accordance with SFAS No. 109, "Accounting for Income Taxes," the Company has recorded an accumulated deferred federal income tax liability for substantially all temporary differences between the book and tax bases of assets and liabilities at current tax rates. In accordance with rate agreements, the Company has recovered amounts from customers for a portion of the tax expense the Company will pay in the future as a result of the reversal or "turn-around" of these temporary differences. As to the remaining temporary differences, in accordance with SFAS No. 71, the Company has established a regulatory asset for the net revenue requirements to be recovered from customers for the related future tax expense. In 1993 the PSC issued an Interim Policy Statement proposing accounting procedures consistent with SFAS No. 109 and providing assurances that these future increases in taxes will be recoverable in rates. The final policy statement is not expected to differ materially from the interim policy statement. See Note I.

Accumulated deferred investment tax credits are amortized ratably over the lives of the related properties and applied as a reduction in future federal income tax expense.

The Company and its subsidiaries file a consolidated federal income tax return. Income taxes are allocated to each company based on its taxable income.

Research and Development Costs. Research and development costs relating to specific construction projects are capitalized. All other such costs are charged to operating expenses as incurred. Research and development costs in 1996, 1995 and 1994, amounting to $32.3 million, $45.0 million and $46.8 million, respectively, were charged to operating expenses. No research and development costs were capitalized in these years.

Estimates. The accompanying consolidated financial statements reflect judgments and estimates made in the application of the above accounting policies.

Note B   Capitalization

Common Stock and Preferred Stock Not Subject to Mandatory Redemption. Each share of Series B preference stock is convertible into 13 shares of common stock at a conversion price of $7.69 per share. During 1996, 1995 and 1994, 2,869 shares, 3,928 shares and 4,176 shares of Series B preference stock were converted into 37,297 shares, 51,064 shares and 54,288 shares of common stock, respectively. At December 31, 1996, 601,965 shares of unissued common stock were reserved for conversion of preference stock.

The prices at which the Company has the option to redeem its preferred stock other than Series I and Series J (in each case, plus accrued dividends) are as follows:

$5 Cumulative Preferred Stock                            $ 105.00
Cumulative Preferred Stock:
    Series A                                             $ 102.00
    Series B                                               102.00
    Series C                                               101.00
    Series D                                               101.00
Cumulative Preference Stock:
    6% Convertible Series B                              $ 100.00

Preferred Stock Subject to Mandatory Redemption. The Company is required to redeem 25,000 of the Series I shares on May 1 of each year in the five-year period commencing with the year 2002 and to redeem the remaining Series I shares on May 1, 2007. The Company is required to redeem the Series J shares on August 1, 2002. In each case, the redemption price is $100 per share plus accrued and unpaid dividends to the redemption date. In addition, the Company may redeem Series I shares at a redemption price of $104.32 per share, plus accrued dividends, if redeemed prior to May 1, 1997 (and thereafter at prices declining annually to $100 per share, plus accrued dividends, after April 30, 2002). Neither Series I nor Series J shares may be called for redemption while dividends are in arrears on outstanding shares of $5 Cumulative Preferred Stock or Cumulative Preferred Stock.

Preferred Stock Refunding. In March 1996 the Company canceled approximately $227 million of its preferred stock purchased pursuant to a tender offer and redeemed an additional $90 million of its preferred stock. In accordance with the PSC order approving the issuance of subordinated deferrable interest debentures to refund the preferred stock, the Company offset the net gain of $13.9 million by accruing an additional provision for depreciation equal to the net gain.

Dividends. No dividends may be paid, or funds set apart for payment, on the Company's Cumulative Preference Stock or common stock until all dividends accrued on the $5 Cumulative Preferred Stock and Cumulative Preferred Stock have been paid, or declared and set apart for payment, and unless the Company is not in arrears on its mandatory redemption obligation for the Series I and Series J Cumulative Preferred Stock. No dividends may be paid on any of the Company's capital stock during any period in which the Company has deferred payment of interest on its subordinated deferrable interest debentures.

Long-Term Debt. Total long-term debt maturing in the period 1997-2001 is as follows:

          1997                 $106,256,000
          1998                  200,000,000
          1999                  225,000,000
          2000                  275,000,000
          2001                  300,000,000

Note C   Lines of Credit

The Company has bank lines of credit for 1997 amounting to $150 million. The credit lines require average compensating balances of 2.5 percent of the credit lines, with interest on any borrowings to be at prevailing market rates. There are no legal restrictions applicable to the Company's cash balances resulting from its obligation to maintain compensating balances.

Note D   Pension Benefits

The pension plans for management and bargaining unit employees cover substantially all employees of the Company and are designed to comply with the Employee Retirement Income Security Act of 1974 (ERISA). Contributions are made solely by the Company based on an actuarial valuation, and are not less than the minimum amount required by ERISA. The Company's policy is to fund the actuarially computed net pension cost as such cost accrues subject to statutory maximum (and minimum) limits. Benefits for management and bargaining unit employees are generally based on a final five-year average pay formula.

In accordance with SFAS No. 87, "Employers' Accounting for Pensions," the Company uses the projected unit credit method for determining pension cost. Pension costs for 1996, 1995 and 1994 amounted to $73.2 million, $11.4 million and $38.7 million, respectively, of which $57.8 million for 1996, $8.9 million for 1995 and $30.3 million for 1994 was charged to operating expense. Pension costs reflect the amortization of a regulatory asset established pursuant to SFAS No. 71 to offset the $33.3 million increase in pension obligations from a special retirement program the Company offered in 1993, which provided special termination benefits as described in SFAS No. 88, "Employers' Accounting for
Settlements   and   Curtailments  of  Defined  Benefit  Pension  Plans  and  for
Termination Benefits." Pension cost for 1995 also includes an actuarially determined credit of $7.3 million representing a prepayment on one of the plans. This credit reduced pension funding in 1996.

The Company is subject to the PSC's "Statement of Policy and Order Concerning the Accounting and Ratemaking Treatment for Pensions and Postretirement Benefits Other Than Pensions" (the PSC Policy). The PSC Policy requires actuarial recognition of investment gains and losses over five years and a 10-year period for amortization of unrecognized actuarial gains and losses.

The components of net periodic pension cost for 1996, 1995 and 1994 were as follows:

(Millions of Dollars)                      1996        1995         1994
Service cost - benefits earned
    during the period                    $120.2       $ 98.2     $ 103.9
Interest cost on projected
    benefit obligation                    320.1        296.7       278.2
Actual return on plan assets             (593.6)      (865.8)       (3.4)
Unrecognized investment
    gain (loss) deferred                  217.6        521.6      (322.6)
Net amortization                            6.7        (41.5)      (17.4)
Net periodic pension cost                  71.0          9.2*       38.7
Amortization of regulatory asset            2.2          2.2        --
Total pension cost                       $ 73.2       $ 11.4     $  38.7
*  Includes a prepayment credit of $7.3 million.

The funded status of the pension plans as of December 31, 1996, 1995 and 1994 was as follows:

(Millions of Dollars)                     1996             1995            1994
Actuarial present value of
  benefit obligation:
    Vested                            $3,525.9         $3,319.2        $2,813.0
    Nonvested                            190.5            267.9           189.6
    Accumulated to date                3,716.4          3,587.1         3,002.6
    Effect of projected future
      compensation levels                986.6          1,070.3           786.0
    Total projected obligation         4,703.0          4,657.4         3,788.6
Plan assets at fair value              5,269.3          4,775.8         4,046.7
Plan assets less projected
    benefit obligation                   566.3            118.4           258.1
Unrecognized net gain                   (703.8)          (240.3)         (401.1)
Unrecognized prior service cost*         100.1             85.3            93.9
Unrecognized net transition
    liability at January 1, 1987*         14.3             17.2            20.2
Accrued pension cost**                 $ (23.1)        $  (19.4)       $  (28.9)
* Being amortized over approximately 15 years.
**Accrued liability primarily for special retirement program, reduced in 1995 by a prepayment credit and increased in 1996 by the application of that credit.

To determine the present value of the projected benefit obligation in 1996, 1995 and 1994, discount rates of 7.25 percent, 7 percent and 8 percent, respectively, were assumed. A weighted average rate of increase in future compensation levels of 5.8 percent and long-term rate of return on plan assets of 8.5 percent were assumed for all years.

The pension plan assets consist primarily of corporate common stocks and bonds, group annuity contracts and debt of the United States government and its agencies.

Note E  Postretirement  Benefits  Other Than  Pensions  (OPEB)

The Company has a contributory comprehensive hospital, medical and prescription drug program for all retirees, their dependents and surviving spouses. The
Company also provides life insurance benefits for approximately 6,400 retired employees. All of the Company's employees become eligible for these benefits upon retirement except that the amount of life insurance is limited and is available only to management employees and to those bargaining unit employees who participated in the optional program prior to retirement. The Company has reserved the right to amend or terminate these programs. The Company's policy is to fund in external trusts the actuarially determined annual costs for retiree health and life insurance subject to statutory maximum limits.

The Company is subject to the PSC Policy (see Note D) which requires actuarial recognition of investment gains and losses over five years and a 10-year period for amortization of unrecognized actuarial gains and losses.

The cost to the Company for retiree health benefits for 1996, 1995 and 1994 amounted to $89.2 million, $65.5 million and $67.1 million, respectively, of which $70.5 million for 1996, $51.6 million for 1995 and $52.7 million for 1994 was charged to operating expense. The cost of the retiree life insurance plan for 1996, 1995 and 1994 amounted to $22.8 million, $18.0 million and $21.6 million, respectively, of which $18.0 million for 1996, $14.2 million for 1995 and $17.0 million for 1994 was charged to operating expense.

The components of postretirement benefit (health and life insurance) costs for 1996, 1995 and 1994 were as follows:

(Millions of Dollars)                             1996       1995          1994
Service cost - benefits earned
  during the period                             $ 17.4      $10.7         $11.5
Interest cost on accumulated
  postretirement benefit obligation               68.9       61.2          56.9
Actual return on plan assets                     (51.3)     (60.8)         (8.4)
Unrecognized investment gain
  (loss) deferred                                 23.5       40.4          (5.7)
Amortization of transition
  obligation and unrecognized
  net loss                                        53.5       32.0          34.4
Net periodic postretirement
  benefit cost                                  $112.0      $83.5         $88.7











The following table sets forth the program's funded status at December 31, 1996, 1995 and 1994:

(Millions of Dollars)                            1996        1995          1994
Accumulated postretirement
 benefit obligation:
  Retirees                                     $471.1     $  447.7       $413.9
  Employees eligible to retire                  248.8        250.7        167.2
  Employees not eligible to retire              279.2        305.6        204.5
  Total projected obligation                    999.1      1,004.0        785.6
Plan assets at fair value                       444.2        322.2        219.1
Plan assets less accumulated
  postretirement benefit obligation            (554.9)      (681.8)      (566.5)
Unrecognized net loss                           139.9        240.8         11.1
Unrecognized net transition
  liability at January 1, 1993*                 415.0        441.0        555.4
Accrued postretirement
  benefit cost                                $    0       $   0         $  0
*  Being amortized over a period of 20 years.

To determine the accumulated postretirement benefit obligation in 1996, 1995 and 1994, discount rates of 7.25 percent, 7 percent and 8 percent, respectively, were assumed. The assumed long-term rate of return on plan assets was 8.5 percent for these years. The health care cost trend rate assumed for 1996 was 9 percent, for 1997, 8.5 percent, and then declining one-half percent per year to 5 percent for 2004 and thereafter. If the assumed health care cost trend rate were to be increased by one percentage point each year, the accumulated postretirement benefit obligation would increase by approximately $125.7 million and the service cost and interest component of the net periodic postretirement benefit cost would increase by $13.2 million.

Postretirement plan assets consist of corporate common stocks and bonds, group annuity contracts, debt of the United States government and its agencies and short-term securities.

Note F   Contingencies

Indian Point. Nuclear generating units similar in design to the Company's Indian Point 2 unit have experienced problems that have required steam generator replacement. Inspections of the Indian Point 2 steam generators since 1976 have revealed various problems, some of which appear to have been arrested, but the remaining service life of the steam generators is uncertain and may be shorter than the unit's life. The projected service life of the steam generators is reassessed periodically in the light of the inspections made during scheduled outages of the unit. Based on the latest available data and current Nuclear Regulatory Commission criteria, the Company estimates that steam generator replacement will not be required before 1999, and possibly not until some years later. To avoid procurement delays in the event replacement is necessary, the Company purchased replacement steam generators, which are stored at the site. If replacement of the steam generators is required, such replacement is presently estimated (in 1996 dollars) to require additional expenditures of approximately $110 million (exclusive of replacement power costs) and an outage of approximately four months. However, securing necessary permits and approvals or other factors could require a substantially longer outage if steam generator replacement is required on short notice.

Nuclear Insurance. The insurance policies covering the Company's nuclear facilities for property damage, excess property damage, and outage costs permit assessments under certain conditions to cover insurers' losses. As of December 31, 1996 the highest amount which could be assessed for losses during the current policy year under all of the policies was $29 million. While assessments may also be made for losses in certain prior years, the Company is not aware of any losses in such years which it believes are likely to result in an assessment.

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

Environmental Matters. The normal course of the Company's operations necessarily involves activities and substances that expose the Company to potential liabilities under federal, state and local laws protecting the environment. Such liabilities can be material and in some instances may be imposed without regard to fault, or may be imposed for past acts, even though such past acts may have been lawful at the time they occurred. Sources of such potential liabilities include (but are not limited to) the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("Superfund"), a 1994 settlement with the New York State Department of Environmental Conservation
(DEC), asbestos, and electric and magnetic fields (EMF).

Superfund. By its terms Superfund imposes joint and several strict liability, regardless of fault, upon generators of hazardous substances for resulting removal and remedial costs and environmental damages. The Company has received process or notice concerning possible claims under Superfund or similar state statutes relating to a number of sites at which it is alleged that hazardous substances generated by the Company (and, in most instances, a large number of other potentially responsible parties) were deposited. Estimates of the investigative, removal, remedial and environmental damage costs (if any) the Company will be obligated to pay with respect to each of these sites range from extremely preliminary to highly refined. Based on these estimates, the Company had accrued a liability at December 31, 1996 of approximately $23.1 million. There will be additional costs with respect to these and possibly other sites, the materiality of which is not presently determinable.

DEC Settlement. In 1994 the Company agreed to a consent order settling a civil administrative proceeding instituted by the DEC alleging environmental violations by the Company. Pursuant to the consent order, the Company has conducted an environmental management systems evaluation and is conducting an environmental compliance audit. The Company also must implement "best management practices" plans for certain facilities and undertake a remediation program at certain sites. At December 31, 1996 the Company had an accrued liability of $17.3 million for these sites. Expenditures for environment-related projects in the five years 1997-2001, including expenditures to comply with the consent order, are currently estimated at $147 million. There will be additional costs, including costs arising out of the compliance audit, the materiality of which is not presently determinable.

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

Note G   Non-Utility Generators (NUGs)

The Company has contracts with NUGs for approximately 2,100 MW of electric generating capacity. Under the 1995 electric rate agreement, payments by the Company under the contracts are reflected in rates. Assuming performance by the NUGs, the Company is obligated over the terms of these contracts (which extend for various periods, up to 2036) to make capacity and other fixed (non-energy) payments. In addition, for energy delivered under certain of these contracts, the Company is obligated to pay variable prices that will exceed market prices for energy.

Capacity and other fixed (non-energy) payments under these contracts are estimated for 1997-2001 to be $336 million, $340 million, $356 million, $413 million and $419 million. Such payments gradually increase to approximately $500 million in 2013, and thereafter decline significantly.

Energy payments under the contracts for 1997-1999 (assuming performance by the NUGs) will exceed market prices by an average estimated $200 million each year. Beginning in the year 2000, the prices that the Company will be obligated to pay for energy will approximate market levels.

Note H   Stock-Based Compensation

Under the 1996 Stock Option Plan, options may be granted to officers and key employees for up to 10,000,000 shares of the Company's common stock. In May 1996 the Company granted options for 704,200 shares at an exercise price of $27.875 per share. These options become exercisable three years after the grant date and generally remain exercisable until ten years from the grant date.

As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation," the Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Disclosure of pro-forma information regarding net income and earnings per share is required by SFAS No. 123. This information has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value of these options, $2.49 per share, was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for grants in 1996: risk-free interest rate of 6.74%; expected life of eight years; expected volatility of 16.28%; and a dividend yield of 7.46%.

Had the Company used SFAS No. 123, earnings per share for 1996 would be unaffected and pro-forma net income for common stock would be $687,938,000, or $231,000 less than the amount reported.

Note I   Federal Income Tax

The net revenue requirements for the future federal income tax component of accumulated deferred federal income taxes (see Note A) at December 31, 1996 and 1995 are shown on the following table:

(Millions of Dollars)                                  1996                1995
Future federal income tax liability
    Temporary  differences  between  the  book
     and  tax  bases  of  assets  and
    liabilities:
      Property related                               $5,595.0         $ 5,513.3
      Reserve for injuries and damages                  (55.7)            (49.2)
      Other                                              16.7              54.5
      Total                                           5,556.0           5,518.6
    Future federal income tax computed
      at statutory rate - 35%                         1,944.6           1,931.5
Less: Accumulated deferred federal income
      taxes previously recovered                      1,304.8           1,254.0
Net future federal income tax expense
    to be recovered                                     639.8             677.5
Net revenue requirements for above
    (Regulatory asset-future federal
    income taxes)*                                      984.3           1,042.3
Add: Accumulated deferred federal income
      taxes previously recovered
         Depreciation                                 1,115.5           1,046.8
         Unbilled revenues                              (94.6)            (87.1)
         Advance refunding of long-term debt             32.7              32.4
         Other                                          251.2             261.9
      Subtotal                                        1,304.8           1,254.0
Total accumulated deferred
    federal income tax                               $2,289.1          $2,296.3
  * Net revenue requirements will be offset by the amortization to federal income tax expense of accumulated deferred investment tax credits, the tax benefits of which the Company has already realized. Including the full effect therefrom, the net revenue requirements related to future federal income taxes
at  December  31,  1996  and  1995  are  $811.8  million  and  $860.8   million,
respectively.



Note I   Federal Income Tax, continued

Year Ended December 31 (Thousands of Dollars)            1996              1995                1994
Charged to: Operations                            $   397,160       $   396,560         $   438,160
            Other Income                                 (970)            1,060                 430
Total federal income tax                              396,190           397,620             438,590

Reconciliation of reported net income
  with taxable income
Federal income tax - current                          355,590           328,600             374,500
Federal income tax - deferred                          49,510            78,330              73,710
Investment tax credits deferred                        (8,910)           (9,310)             (9,620)
Total federal income tax                              396,190           397,620             438,590

Net income                                            694,085           723,850             734,270

Income before federal income tax                    1,090,275         1,121,470           1,172,860

Effective federal income tax rate                       36.3%             35.5%               37.4%

Adjustments decreasing (increasing)
  taxable income
Tax depreciation in excess of book depreciation:
    Amounts subject to normalization                  201,760           202,230             218,181
    Other                                             (99,576)          (85,538)            (94,813)
Deferred recoverable fuel costs                        42,008            61,937             (20,132)
Regulatory accounts receivable                         51,878           (32,827)            (70,771)
Excess research and development                       (13,025)           (2,969)             (1,284)
Pension and other postretirement benefit              (34,136)           38,102               3,535
Power contract termination costs                      (38,759)          (56,397)             77,699
Other - net                                           (45,729)           25,356             (12,824)
Total                                                  64,421           149,894              99,591

Taxable income                                      1,025,854           971,576           1,073,269

Federal income tax - current
Amount computed at statutory rate - 35%               359,049           340,052             375,644
Tax credits                                            (3,459)          (11,452)             (1,144)
Total                                                 355,590           328,600             374,500
Charged to: Operations                                357,000           328,200             374,160
            Other Income                               (1,410)              400                 340
Total                                                 355,590           328,600             374,500

Federal income tax - deferred
Charged to: Operations                                 49,070            77,670              73,620
            Other Income                                  440               660                  90
Total                                               $  49,510       $    78,330          $   73,710



Note J   Financial Information by Business Segments (a)


                                             Electric                                               Steam
(Thousands of Dollars)          1996             1995             1994            1996             1995         1994

Operating revenues ....   $5,552,247       $5,401,524        $5,152,351    $   405,040      $   335,694   $   343,916
Operating expenses
Purchased power ........   1,269,092        1,107,223           787,455          3,762               --           --
Fuel ...................     377,351          354,086           410,173        195,924          150,018       157,591
Other operations
    and maintenance* ...   1,331,801        1,372,715         1,372,865         83,837           79,929        80,035
Depreciation and
    amortization .......     425,397          393,382           364,988         15,900           13,064        10,961
Taxes, other than
    federal income .....     980,309          951,095           955,850         51,361           45,788        46,178
Federal income tax .....     330,103          339,863           379,584         14,131           12,598        11,577
Total operating
    expenses* ..........   4,714,053        4,518,364         4,270,915        364,915          301,397       306,342
Operating income .......     838,194          883,160           881,436         40,125           34,297        37,574
Construction
    expenditures .......     515,006          538,454           587,189         38,290           27,559        44,957
Net utility plant** ....   9,150,261        9,027,031         8,874,341        458,019          399,028       378,748
Fuel ...................      64,231           40,444            50,821            478               62           62
Other identifiable
    assets .............   1,703,906        1,724,005         1,899,182         42,817           51,969        48,141


*Intersegment rentals included in segments' income but eliminated for total Company
    Operating revenues    $   11,130       $   12,116        $   11,879    $     1,491      $      1,561  $     1,409
    Operating expenses         2,472            2,513             2,331         12,190            13,102       12,733


                                                 Gas                                     Total Company
                                1996            1995              1994            1996             1995          1994

Operating revenues*       $1,017,124       $ 815,307         $ 891,897     $ 6,959,736      $ 6,536,897   $ 6,373,086
Operating expenses
Purchased power .......           --              --                --       1,272,854        1,107,223       787,455
Fuel ..................           --              --                --         573,275          504,104       567,764
Gas purchased
    for resale ........      418,271         259,789           341,204         418,271          259,789       341,204
Other operations
    and maintenance* ..      221,011         214,818           214,451       1,621,974        1,651,834     1,652,273
Depreciation and
    amortization ......       55,115          49,330            46,407         496,412          455,776       422,356
Taxes, other than
    federal income ....      134,529         123,349           125,663       1,166,199        1,120,232     1,127,691
Federal income tax ....       52,926          44,099            46,999         397,160          396,560       438,160
Total operating
    expenses* .........      881,852         691,385           774,724       5,946,145        5,495,518     5,336,903
Operating income ......      135,272         123,922           117,173       1,013,591        1,041,379     1,036,183
Construction
    expenditures ......      121,937         126,790           125,384         675,233          692,803       757,530
Net utility plant** ...    1,459,030       1,388,344         1,308,119      11,067,310       10,814,403    10,561,208
Fuel and gas
    in storage ........       44,979          26,452            50,698         109,688           66,958       101,581
Other identifiable
    assets ............      197,033         177,374           151,628       1,943,756        1,953,348     2,098,951
Other corporate assets                                                         936,431        1,115,181       966,624
Total assets                                                               $14,057,185      $13,949,890   $13,728,364

* Intersegment rentals included in segments' income but eliminated for total Company
    Operating revenues   $     2,054     $     1,951       $     1,790     $    14,675      $    15,628   $    15,078
    Operating expenses            13              13                14          14,675           15,628        15,078

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

                                                                 SCHEDULE VIII



                CONSOLIDATED EDISON COMPANY OF NEW YORK, INC.

                      VALUATION AND QUALIFYING ACCOUNTS
                         YEAR ENDED DECEMBER 31, 1996
                            (Thousands of Dollars)




COLUMN A            COLUMN B            COLUMN C         COLUMN D      COLUMN E
                                       Additions
                                      (1)      (2)
                    Balance at    Charged to  Charged to              Balance at
                    Beginning     Costs and     Other                     End of
Description         of Period      Expenses    Accounts   Deductions      Period

Valuation  Accounts
deducted in the
balance sheet from
the assets to
which they apply:

Accumulated Provision
for uncollectible
accounts receivable:

Electric, Gas and
Steam Customers    $ 21,600       $ 30,771         -      $ 30,771*     $ 21,600

Other                  -              -            -           -             -



*Accounts written off less cash collections, miscellaneous adjustments and amounts reinstated as receivables previously written off.

                                                                 SCHEDULE VIII



                CONSOLIDATED EDISON COMPANY OF NEW YORK, INC.

                      VALUATION AND QUALIFYING ACCOUNTS
                         YEAR ENDED DECEMBER 31, 1995
                            (Thousands of Dollars)




COLUMN A            COLUMN B            COLUMN C         COLUMN D      COLUMN E
                                       Additions
                                      (1)      (2)
                    Balance at    Charged to  Charged to              Balance at
                    Beginning     Costs and     Other                     End of
Description         of Period      Expenses    Accounts   Deductions      Period

Valuation  Accounts
deducted in the
balance sheet from
the assets to
which they apply:

Accumulated Provision
for uncollectible
accounts receivable:

Electric, Gas and
Steam Customers    $ 21,600       $ 32,589        -       $ 32,589*     $ 21,600

Other                  -              -           -            -             -



*Accounts written off less cash collections, miscellaneous adjustments and amounts reinstated as receivables previously written off.

                                                                 SCHEDULE VIII



                CONSOLIDATED EDISON COMPANY OF NEW YORK, INC.

                      VALUATION AND QUALIFYING ACCOUNTS
                         YEAR ENDED DECEMBER 31, 1994
                            (Thousands of Dollars)




COLUMN A            COLUMN B            COLUMN C         COLUMN D      COLUMN E
                                       Additions
                                      (1)      (2)
                    Balance at    Charged to  Charged to              Balance at
                    Beginning     Costs and     Other                     End of
Description         of Period      Expenses    Accounts   Deductions      Period

Valuation  Accounts
deducted in the
balance sheet from
the assets to
which they apply:

Accumulated Provision
for uncollectible
accounts receivable:

Electric, Gas and
Steam Customers    $ 21,600       $ 30,256       -        $ 30,256*     $ 21,600

Other                  -           -             -             -             -



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


ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE
             REGISTRANT


ITEM 11.    EXECUTIVE COMPENSATION


ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
            OWNERS AND MANAGEMENT


ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


      Information required by Part III is incorporated by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held on May 19, 1997. The proxy statement is to be filed pursuant to Regulation 14A not later than 120 days after December 31, 1996, the close of the fiscal year covered by this report.

      In  accordance  with  General   Instruction   G(3)  to  Form  10-K,  other
information regarding the Company's Executive Officers may be found in Part I of this report under the caption "Executive Officers of the Registrant."

                               PART IV


ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
            REPORTS ON FORM 8-K


(a)   Documents filed as part of this report:


      1.   List of Financial Statements

            Consolidated Balance Sheet at December 31, 1996 and 1995

            Consolidated Income Statement for the years ended
               December 31, 1996, 1995 and 1994

            Consolidated Statement of Cash Flows for the years ended
               December 31, 1996, 1995 and 1994

            Consolidated Statement of Capitalization at December 31,
               1996 and 1995

            Consolidated Statement of Retained Earnings for the years
               ended December 31, 1996, 1995 and 1994

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

            3.1.4 Certificate of Amendment of Restated Certificate of Incorporation filed with the Department of State of the State of New York on April 28, 1992. (Designated in the Company's Current Report on Form 8-K, dated April 24, 1992, (File No. 1-1217) as Exhibit 4(d).)

            3.1.5 Certificate of Amendment of Restated Certificate of Incorporation filed with the Department of State of the State of New York on August 21, 1992. (Designated in the Company's Current Report on Form 8-K, dated August 20, 1992, (File No. 1-1217) as Exhibit 4(e).)

            *3.2  By-laws of the Company, effective as of January 1, 1997.

            4.1 Participation Agreement, dated as of August 15, 1985, between New York State Energy Research and Development Authority (NYSERDA) and the Company. (Designated in the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1990 (File No. 1-1217) as Exhibit 4(a)(1).)

            4.2 The following Supplemental Participation Agreements supplementing the Participation Agreement, dated as of August 15, 1985, between NYSERDA and the Company, which are designated as follows:

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

            4.3 Participation Agreement, dated as of December 1, 1992, between NYSERDA and the Company. (Designated in the Company's Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 1-1217) as Exhibit 4(f).)

            4.4 The following Supplemental Participation Agreements supplementing the Participation Agreement, dated as of December 1, 1992, between NYSERDA and the Company, which are designated as follows:

                 Supplemental             Securities Exchange Act
                 Participation Agreement  File No. 1-1217
                 Number Date              Form  Date        Exhibit

            1.  First   3/15/93           10-Q  6/30/93     4.1
            2.  Second  10/1/93           10-Q  9/30/93     4.3
            3.  Third   12/1/94           10-K  12/31/94    4.7.3
            4.  Fourth  7/1/95            10-Q  6/30/95     4.2

            4.5 Indenture of Trust, dated as of August 15, 1985, between NYSERDA and Morgan Guaranty Trust Company of New York, as Trustee (Morgan Guaranty). (Designated in the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1990 (File No. 1-1217) as Exhibit 4(b)(1).)

            4.6 The following Supplemental Indentures of Trust supplementing the Indenture of Trust, dated as of August 15, 1985, between NYSERDA and Morgan Guaranty.

                 Supplemental             Securities Exchange Act
                 Indenture of Trust       File No. 1-1217
                 Number Date              Form  Date        Exhibit

            1 . First   11/15/86          10-Q    6/30/90   4(b)(2)
            2.  Second  4/15/87           10-Q    6/30/90   4(b)(3)
            3.  Third   9/15/87           10-Q    6/30/90   4(b)(4)
            4.  Fourth  1/1/89            10-Q    6/30/90   4(b)(5)
            5.  Fifth   7/1/89            10-Q    6/30/90   4(b)(6)
            6.  Sixth   11/1/89           10-Q    6/30/90   4(b)(7)
            7.  Seventh 7/1/90            10-Q    6/30/90   4(b)(8)
            8.  Eighth  1/1/91            10-K   12/31/90   4(g)(8)
            9.  Ninth   1/15/92           10-K   12/31/91   4(g)(9)

            4.7 Indenture of Trust, dated as of December 1, 1992, between NYSERDA and Morgan Guaranty. (Designated in the Company's Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 1-1217) as Exhibit 4(i).)

            4.8 The following Supplemental Indentures of Trust supplementing the Indenture of Trust, dated as of December 1, 1992, between NYSERDA and Morgan Guaranty.

                Supplemental              Securities Exchange Act
                Indenture of Trust        File No. 1-1217
                Number  Date              Form  Date        Exhibit

            1.  First   3/15/93           10-Q  6/30/93     4.2
            2.  Second  10/1/93           10-Q  9/30/93     4.4
            3.  Third   12/1/94           10-K  12/31/94    4.11.3
            4.  Fourth  7/1/95            10-Q  6/30/95     4.3

            4.9 Indenture, dated as of December 1, 1990, between the Company and The Chase Manhattan Bank (National Association), as Trustee (the "Debenture Indenture"). (Designated in the Company's Annual Report on Form 10-K for the year ended December 31, 1990 (File No. 1-1217) as Exhibit 4(h).)

            4.10 First Supplemental Indenture (to the Debenture Indenture), dated as of March 6, 1996, between the Company and The Chase Manhattan Bank (National Association), as Trustee. (Designated in the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 1-1217) as Exhibit 4.13.)

      4.11  The following Forms of the Company's Debentures:

                                          Securities Exchange Act
                                          File No. 1-1217
                  Debenture               Form  Date        Exhibit

            7 3/8%,  Series 1992 A        8-K   2/5/92          4(a)
            7 5/8%,  Series 1992 B        8-K   2/5/92          4(b)
            7.60%,  Series 1992 C         8-K   2/25/92         4
            6 1/2%,  Series 1992 D        8-K   8/26/92         4(a)
            7 3/8%,  Series 1992 E        8-K   8/26/92         4(b)
            8.05%,  Series 1992 F         8-K   12/15/92        4
            6 1/4%,  Series 1993 A        8-K   1/13/93         4
            6 1/2%,  Series 1993 B        8-K   2/4/93          4(a)
            6 5/8%,  Series 1993 C        8-K   2/4/93          4(b)
            6 3/8%,  Series 1993 D        8-K   4/7/93          4
            5.30%,  Series 1993 E         8-K   5/19/93         4(a)
            5.70%,  Series 1993 F         8-K   5/19/93         4(b)
            7 1/2%,  Series 1993 G        8-K   6/7/93          4
            7 1/8%,  Series 1994 A        8-K   2/8/94          4
            Floating Rate Series 1994 B   8-K   6/29/94         4
            6 5/8%,   Series 1995 A       8-K   6/21/95         4
            7 3/4%,  Series 1996 A        8-K   4/24/96         4
            Floating Rate Series 1996 B   8-K   11/25/96        4

            4.12 Form of the Company's 7 3/4% Quarterly Income Capital Securities (Series A Subordinated Deferrable Interest Debentures). (Designated in the Company's Current Report on Form 8-K, dated February 29, 1996, (File No. 1-1217) as Exhibit 4.)

            10.1 Agreement dated as of October 31, 1968 among Central Hudson Gas & Electric Corporation, the Company and Niagara Mohawk Power Corporation. (Designated in Registration Statement No. 2-31884 as Exhibit 7.)

            10.2 Amendment dated November 23, 1976 to Agreement dated as of October 31, 1968 among Central Hudson Gas & Electric Corporation, the Company and Niagara Mohawk Power Corporation and Additional Agreement dated as of November 23, 1976 between Central Hudson and the Company. (Designated in the Company's Annual Report on Form 10-K for the year ended December 31, 1991 (File No.1-1217) as Exhibit 10(b).)

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

            *10.5 The Con Edison Thrift Savings Plan for Management Employees and Tax Reduction Act Stock Ownership Plan, as amended and restated.

            10.6 Deferred Compensation Plan for the Benefit of Trustees of the Company, dated February 27, 1979, and amendments thereto, dated September 19, 1979 (effective February 27, 1979), February 26, 1980, and November 24, 1992 (effective January 1, 1993). (Designated in Company's Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 1-1217) as Exhibit 10(i).)

            10.7 Employment contract, dated August 24, 1982, between the Company and Arthur Hauspurg, as amended. (Designated in the Company's Annual Report on Form 10-K for the year ended December 31, 1991(File No. 1-1217) as Exhibit 10(i).)

            10.8 Agreement, dated January 24, 1991, between the Company and Arthur Hauspurg. (Designated in the Company's Annual Report on Form 10-K for the year ended December 31, 1990 (File No. 1-1217) as
            Exhibit 10(l).)

            10.9 Employment Contract, dated May 22, 1990, between the Company and Eugene R. McGrath. (Designated in the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1990 (File No. 1-1217) as Exhibit 10.)

            10.10 Amendment, dated August 27, 1991, to Employment Contract dated May 22, 1990, between the Company and Eugene R. McGrath. (Designated in the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1991 (File No. 1-1217) as Exhibit
            19.)

            10.11 Amendment, dated August 25, 1992, to Employment Contract, dated May 22, 1990, between the Company and Eugene R. McGrath. (Designated in the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1992 (File No. 1-1217) s
            Exhibit 19.)

            10.12 Amendment, dated February 18, 1993, to Employment Contract dated May 22, 1990, between the Company and Eugene R. McGrath. (Designated in the Company's Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 1-1217) as Exhibit 10(o).)

            10.13 Amendment, dated August 24, 1993, to Employment Contract dated May 22, 1990, between the Company and Eugene R. McGrath. (Designated in the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1993 (File No. 1-1217) as Exhibit
            10.1.)

            10.14 Amendment, dated August 24, 1994, to Employment Contract, dated May 22, 1990, between the Company and Eugene R. McGrath. (Designated in the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1994 (File No. 1-1217) as
            Exhibit 10.1.)

            10.15 Amendment, dated August 22, 1995, to Employment Contract, dated May 22, 1990, between the Company and Eugene R. McGrath. (Designated as in the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1995 (File No. 1-1217) as
            Exhibit 10.3.)

            10.16 Amendment, dated July 23, 1996, to Employment Contract, dated May 22, 1990, between the Company and Eugene R. McGrath. (Designated as in the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996 (File No. 1-1217) as Exhibit 10.2.)

            10.17 The Consolidated Edison Company of New York, Inc. Executive Incentive Plan adopted by the Company's Board of Trustees on March 23, 1982 as amended through March 30, 1989. (Designated in the Company's Annual Report on Form 10-K for the year ended December 31, 1991, (File No. 1-1217) as Exhibit 10(q).)

            10.18 Amendment and Restatement, dated August 26, 1991 and effective as of April 30, 1991, of The Consolidated Edison Company of New York, Inc. Executive Incentive Plan. (Designated in the Company's Annual Report on Form 10-K for the year ended December 31, 1991 (File No. 1-1217) as Exhibit 10(r).)

            10.19 Amendment and Restatement, dated January 29, 1992 and effective as of December 1, 1991, of The Consolidated Edison Company of New York, Inc. Executive Incentive Plan. (Designated in the Company's Annual Report on Form 10-K for the year ended December 31, 1991 (File No. 1-1217) as Exhibit 10(s).)

            10.20 The Consolidated Edison Retirement Plan for
            Management Employees, as amended and restated.
            (Designated in the Company's Quarterly Report on Form
            10-Q for the quarterly period ended September 30, 1995 (File No. 1-1217) as Exhibit 10.1.)

            10.21 Amendment No. 1, dated December 29, 1995, to the Consolidated Edison Retirement Plan for Management Employees. (Designated in the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 1-1217) as Exhibit 10.29.)

            *10.22 Amendment No. 2, dated July 1,1996, to the
            Consolidated Edison Retirement Plan for Management Employees.

            10.23 Con Edison Supplemental Retirement Income Plan, adopted July 22, 1987, effective January 1, 1987. (Designated in the Company's Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 1-1217) as Exhibit 10(cc).)

            *10.24 Amendment No. 1, dated March 21,1997, to the Con Edison Supplemental Retirement Income Plan.

            10.25 Consolidated Edison Company of New York, Inc. Retirement Plan for Trustees, effective as of July 1, 1988. (Designated in the Company's Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 1-1217) as Exhibit 10(ee).)

            10.26 Amendment No. 1, dated September 28, 1990, to the Consolidated Edison Company of New York, Inc. Retirement
            Plan for Trustees.  (Designated in the Company's
            Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1990 (File No. 1-1217) as Exhibit 19(c).)

            10.27 Planning and Supply Agreement, dated March 10, 1989, between the Company and the Power Authority of the State of New York. (Designated in the Company's Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 1-1217) as Exhibit 10(gg).)

            10.28 Delivery Service Agreement, dated March 10, 1989, between the Company and the Power Authority of the State of New York. (Designated in the Company's Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 1-1217) as Exhibit 10(hh).)

            10.29 Supplemental Medical Plan for the Benefit of the Company's officers. (Designated in the Company's Annual Report on Form 10-K for the year ended December 31, 1991 (File No. 1-1217) as Exhibit 10(aa).)

            10.30 The Con Edison Discount Stock Purchase Plan.
            (Designated in the Company's Annual Report on Form 10-K for the year ended December 31, 1991 (File No. 1-1217) as Exhibit 10(bb).)

            10.31 Amendment, dated December 29, 1995, to the Con Edison Discount Stock Purchase Plan. (Designated in the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 1-1217) as Exhibit 10.38.)

            10.32 Employment Agreement, dated June 25, 1991, between the Company and J. Michael Evans. (Designated in the
            Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1991 (File No. 1-1217) as Exhibit 19.)

            10.33 Amendment, dated March 29, 1993, to Employment Agreement, dated June 25, 1991, between the Company and
            J. Michael Evans. (Designated in the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1993 (File No. 1-1217) as Exhibit 10.)

            10.34 Amendment, dated November 8, 1993, to Employment Agreement, dated June 25, 1991, between the Company and
            J. Michael Evans.  (Designated in the Company's
            Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1993 (File No. 1-1217) as Exhibit 10.2.)

            10.35 The Consolidated Edison Retiree Health Program for Management Employees, effective as of January 1, 1993. (Designated in the Company's Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 1-1217) as Exhibit 10(ll).)

            10.36 Amendment No. 1, dated October 31, 1994, to the
            Consolidated Edison Retiree Health Program for
            Management Employees.  (Designated in the Company's
            Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1994(File No. 1-1217) as Exhibit 10.3.)

            10.37 Amendment No. 2, dated December 28, 1994, to the Consolidated Edison Retiree Health Program for
            Management Employees. (Designated in the Company's
            Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 1-1217) as Exhibit 10.44.)

            10.38 Amendment No. 3, dated December 29, 1995, to the Consolidated Edison Retiree Health Program for
            Management Employees. (Designated in the Company's
            Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 1-1217) as Exhibit 10.45.)

            *10.39 Amendment No. 4, dated July 1, 1996, to the
            Consolidated Edison Retiree Health Program for
            Management Employees.

            10.40 Employment Agreement, dated November 28, 1995, between the Company and Peter J. O'Shea, Jr. (Designated in the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 1-1217) as Exhibit 10.46.)

            10.41 Consolidated Edison Company of New York, Inc. 1996 Stock Option Plan. (Designated in the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 1-1217) as Exhibit 10.47.)

            10.42 Agreement and Settlement, dated March 12, 1997, between the Company and the Staff of the New York State Public Service Commission (without Appendices). (Designated in the Company's Current Report on Form 8-K, dated March 13, 1997, (File No. 1-1217) as Exhibit 10.)

            *12 Statement of computation of ratio of earnings to fixed charges for the years ended December 31, 1996, 1995, 1994, 1993 and 1992.

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


--------------------
* Filed herewith




(b)   Reports on Form 8-K:

      The Company filed Current Reports on Form 8-K, dated October 1, 1996 and March 13, 1997, reporting (under Item 5) matters discussed under "Liquidity and Capital Resources - Competition and Industry Restructuring and PSC Settlement Agreement" in Item 7. The Company filed a Current Report on Form 8-K, dated November 25, 1996, reporting (under Item 5) the December 12, 1996 sale of $150 million aggregate principal amount of its Floating Rate Debentures, Series 1996 B and the November 25, 1996 rejection by the Supreme Court of the State of New York, Albany County, of a challenge by the Company and other utilities to the May 1996 PSC order discussed under "Liquidity and Capital Resources Competition and Industry Restructuring and PSC Settlement Agreement" in Item 7. The Company filed no other Current Reports on Form 8-K during the quarter ended December 31, 1996.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                CONSOLIDATED EDISON COMPANY OF NEW YORK, INC.

Date: March 28, 1997                      By    Joan S. Freilich
                                                Joan S. Freilich
                                                Senior Vice President
                                                 and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date                    Signature               Title

March 28, 1997          Eugene R. McGrath*      Chairman of the Board,
                                                 President, Chief Executive
                                                 Officer and Trustee
                                                (Principal Executive Officer)

March 28, 1997          Joan S. Freilich*       Senior Vice President
                                                 and Chief Financial Officer
                                                (Principal Financial Officer)

March 28, 1997          John F. Cioffi*         Vice President, Controller
                                                 and Chief Accounting Officer
                                                (Principal Accounting Officer)

                        E. Virgil Conway*       Trustee
                        Ruth M. Davis*          Trustee
                        Ellen V. Futter*        Trustee
                        Arthur Hauspurg*        Trustee
                        Sally Hernandez-Pinero* Trustee
                        Peter W. Likins*        Trustee
                        Donald K. Ross*         Trustee
                        Robert G. Schwartz*     Trustee
                        Richard A. Voell*       Trustee
                        Myles V. Whalen, Jr.*   Trustee



March 28, 1997    *By   Joan S. Freilich        Attorney-in-Fact
                        Joan S. Freilich