Form 10-Q
period 1997-03-31
CONSOLIDATED EDISON CO OF NEW YORK INC
filed 1997-05-05
CIK 23632

                                  FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                           -----------------------


[x] Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
      FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                      OR

[  ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934


                          -------------------------


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

                              Yes __X__ No ____


As of the close of business on April 30 1997, the Registrant had outstanding 235,012,433 shares of Common Stock ($2.50 par value).

PART I  -  FINANCIAL INFORMATION


      CONTENTS                                           PAGE NO.

ITEM 1.     Financial  Statements:

            Consolidated Balance Sheet                      3-4

            Consolidated Income Statements                  5-6

            Consolidated Statements of Cash Flows           7-8

            Note to Financial Statements                    9-10


ITEM 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations   11-19



                          -------------------------



The following consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments (which include only normal recurring adjustments) necessary to a fair statement of the results for the interim periods presented. These condensed unaudited interim financial statements do not contain the detail, or footnote disclosure concerning accounting policies and other matters, which would be included in full-year financial statements and, accordingly, should be read in conjunction with the Company's audited financial statements (including the notes thereto) included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-1217).



                  CONSOLIDATED EDISON COMPANY OF NEW YORK, INC.
                       CONSOLIDATED BALANCE SHEET
             AS AT MARCH 31,1997, DECEMBER 31, 1996 AND MARCH 31, 1996

                                                                      As At
                                                 March 31, 1997  Dec. 31, 1996  March 31, 1996
                                                                 (Thousands of Dollars)

ASSETS
Utility plant, at original cost
Electric                                          $ 11,678,164    $ 11,588,344   $ 11,344,951
  Gas                                                1,665,996       1,642,231      1,560,433
  Steam                                                538,924         536,672        513,345
  General                                            1,160,419       1,152,001      1,108,114
                                                  ------------    ------------   ------------
      Total                                         15,043,503      14,919,248     14,526,843
    Less: Accumulated depreciation                   4,371,046       4,285,732      4,125,708
                                                  ------------    ------------   ------------
      Net                                           10,672,457      10,633,516     10,401,135
  Construction work in progress                        309,315         332,333        338,666
  Nuclear fuel assemblies and components,
    less accumulated amortization                      100,720         101,461         78,896
                                                  ------------    ------------   ------------

                             Net utility plant      11,082,492      11,067,310     10,818,697
                                                  ------------    ------------   ------------

Current assets
Cash and temporary cash investments                     94,903         106,882        103,232
Accounts receivable - customers, less
  allowance for uncollectible accounts
    of $21,535, $21,600 and $22,128                    570,595         544,004        586,578
  Other receivables                                     36,497          42,056         44,789
  Regulatory accounts receivable                        60,954          45,397           (883)
  Fuel, at average cost                                 45,946          64,709         41,533
  Gas in storage, at average cost                       22,660          44,979          8,453
  Materials and supplies, at average cost              203,675         204,801        219,421
  Prepayments                                          170,852          64,492        171,808
  Other current assets                                  15,453          15,167         14,619
                                                  ------------    ------------   ------------

Total current assets                                 1,221,535       1,132,487      1,189,550
                                                  ------------    ------------   ------------

Investments and nonutility property                    193,894         177,224        157,422
                                                  ------------    ------------   ------------

Deferred charges
  Enlightened Energy program costs                     128,204         133,718        134,261
  Unamortized debt expense                             128,234         130,786        131,244
  Recoverable fuel costs                                52,389         101,462         63,300
  Power contract termination costs                      46,848          58,560         93,696
  Other deferred charges                               289,795         271,356        264,953
                                                  ------------    ------------   ------------

                        Total deferred charges         645,470         695,882        687,454
                                                  ------------    ------------   ------------

Regulatory asset-future federal
  income taxes                                         967,977         984,282      1,029,062
                                                  ------------    ------------   ------------

                                         Total    $ 14,111,368    $ 14,057,185   $ 13,882,185
                                                  ============    ============   ============



The accompanying note is an integral part of these financial statements.


                                     - 4 -

                  CONSOLIDATED EDISON COMPANY OF NEW YORK, INC.
                       CONSOLIDATED BALANCE SHEET
             AS AT MARCH 31,1997, DECEMBER 31, 1996 AND MARCH 31, 1996

                                                                      As At
                                                 March 31, 1997  Dec. 31, 1996  March 31, 1996
                                                                 (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES
Capitalization
  Common stock, authorized 340,000,000 shares;
   outstanding 235,008,078 shares, 234,993,596
    shares and 234,968,376 shares                $  1,478,647    $  1,478,536   $  1,478,341
  Capital stock expense                               (34,831)        (34,903)       (35,036)
  Retained earnings                                 4,322,562       4,283,935      4,144,779
                                                 ------------    ------------   ------------
           Total common shareholders' equity        5,766,378       5,727,568      5,588,084
                                                 ------------    ------------   ------------
  Preferred stock
    Subject to mandatory redemption
      7.20%  Series I                                  47,500          47,500         47,500
      6-1/8% Series J                                  37,050          37,050         37,050
                                                 ------------    ------------   ------------
                  Total subject to mandatory
                        redemption                     84,550          84,550         84,550
                                                 ------------    ------------   ------------
    Other preferred stock
      $ 5 Cumulative Preferred                        175,000         175,000        175,000
        5-3/4%  Series  A                               7,061           7,061          7,061
        5-1/4%  Series  B                              13,844          13,844         13,844
        4.65%   Series  C                              15,330          15,330         15,330
        4.65%   Series  D                              22,233          22,233         22,233
        6% Convertible Series B                         4,519           4,630          4,824
                                                 ------------    ------------   ------------
                 Total other preferred stock          237,987         238,098        238,292
                                                 ------------    ------------   ------------
                       Total preferred stock          322,537         322,648        322,842
                                                 ------------    ------------   ------------
  Long-term debt                                    4,239,066       4,238,622      4,189,242
                                                 ------------    ------------   ------------
                        Total capitalization       10,327,981      10,288,838     10,100,168
                                                 ------------    ------------   ------------

Noncurrent liabilities
  Obligations under capital leases                     41,958          42,661         44,610
  Other noncurrent liabilities                         81,800          80,499         78,941
                                                 ------------    ------------   ------------
                Total noncurrent liabilities          123,758         123,160        123,551
                                                 ------------    ------------   ------------

Current liabilities
  Long-term debt due within one year                  103,762         106,256         82,812
  Accounts payable                                    352,461         431,115        384,561
  Customer deposits                                   159,176         159,616        157,856
  Accrued taxes                                       109,052          27,342         94,035
  Accrued interest                                     67,706          83,090         71,544
  Accrued wages                                        78,300          80,225         75,602
  Other current liabilities                           145,787         147,968        163,695
                                                 ------------    ------------   ------------
                   Total current liabilities        1,016,244       1,035,612      1,030,105
                                                 ------------    ------------   ------------

Provisions related to future federal income
  taxes and other deferred credits
  Accumulated deferred federal income tax           2,299,747       2,289,092      2,330,716
  Accumulated deferred investment tax credits         170,290         172,510        179,140
  Other deferred credits                              173,348         147,973        118,505
                                                 ------------    ------------   ------------
                      Total deferred credits        2,643,385       2,609,575      2,628,361
                                                 ------------    ------------   ------------
                                       Total     $ 14,111,368    $ 14,057,185   $ 13,882,185
                                                 ============    ============   ============



The accompanying note is an integral part of these financial statements.


                                     - 5 -

                       CONSOLIDATED EDISON COMPANY OF NEW YORK, INC.
                              CONSOLIDATED INCOME STATEMENT
                    FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                    --------------------------------------------------
                                                               1997           1996
                                                               ----           ----
                                                            (Thousands of Dollars)
Operating revenues
  Electric                                                $ 1,268,950    $ 1,286,268
  Gas                                                         455,020        406,864
  Steam                                                       162,178        174,233
                                                          -----------    -----------
                             Total operating revenues       1,886,148      1,867,365
Operating expenses
  Purchased power                                             352,708        303,999
  Fuel                                                        151,354        183,888
  Gas purchased for resale                                    222,712        180,840
  Other operations                                            276,780        277,311
  Maintenance                                                 114,222        125,025
  Depreciation and amortization                               123,752        132,565(A)
  Taxes, other than federal income tax                        304,962        306,036
  Federal income tax                                           92,140        105,040
                                                          -----------    -----------
                             Total operating expenses       1,638,630      1,614,704

Operating income                                              247,518        252,661

Other income (deductions)
  Investment income                                               844          1,438
  Allowance for equity funds used during construction           1,800            513
  Other income less miscellaneous deductions                   (1,220)          (677)
  Federal income tax                                              (50)          (420)
                                                          -----------    -----------
                                   Total other income           1,374            854
                                                          -----------    -----------

Income before interest charges                                248,892        253,515

Interest on long-term debt                                     78,752         74,369
Other interest                                                  4,414          4,852
Allowance for borrowed funds used during construction            (882)          (241)
                                                          -----------    -----------
                                 Net interest charges          82,284         78,980
                                                          -----------    -----------

Net income                                                    166,608        174,535
Preferred stock dividend requirements                          (4,604)        (6,035)
Gain on refunding of preferred stock                             -            13,943(A)
                                                          -----------    -----------
Net income for common stock                               $   162,004    $   182,443
                                                          ===========    ===========

Common shares outstanding - average (000)                     235,001        234,963
Earnings per share                                          $     .69      $     .78
                                                            =========      =========
Dividends declared per share of common stock                $     .525     $     .52
                                                            ==========     =========
Sales
  Electric (Thousands of kilowatthours)
    Con Edison customers                                    8,931,868      9,173,421
    Delivery service to NYPA and others                     2,221,333      2,319,834
    Service for municipal agencies                            214,061        107,455
                                                           ----------     ----------
      Total sales in service territory                     11,367,262     11,600,710
    Off-system sales                                          311,778(B)     160,703
  Gas (dekatherms)
    Firm                                                   39,242,462     44,842,439
    Off-peak firm/interruptible                             8,204,203      6,854,310
                                                           ----------     ----------
      Total sales to Con Edison customers                  47,446,665     51,696,749
    Transportation of customer-owned gas                    4,449,030        638,990
    Off-system sales                                        3,505,393      3,848,951
                                                           ----------     ----------
      Total sales and transportation                       55,401,088     56,184,690
  Steam (Thousands of pounds)                              10,140,688     11,864,687

(A) The gain from the preferred stock refunding was offset by an additional provision for depreciation.
(B) Includes 63,800 thousands of kWh subsequently purchased by the Company for sale to its customers.
The accompanying note is an integral part of these financial statements.

                        CONSOLIDATED EDISON COMPANY OF NEW YORK, INC.
                                CONSOLIDATED INCOME STATEMENT
                    FOR THE TWELVE MONTHS ENDED MARCH 31, 1997 AND 1996
                    ---------------------------------------------------
                                                               1997           1996
                                                               ----           ----
                                                             (Thousands of Dollars)
Operating revenues
  Electric                                                $ 5,523,800    $ 5,452,368
  Gas                                                       1,063,225        901,264
  Steam                                                       391,494        381,844
                                                          -----------    -----------
                             Total operating revenues       6,978,519      6,735,476
Operating expenses
  Purchased power                                           1,321,564      1,163,538
  Fuel                                                        540,741        574,146
  Gas purchased for resale                                    460,143        329,591
  Other operations                                          1,162,805      1,134,934
  Maintenance                                                 447,834        505,638
  Depreciation and amortization                               487,599        479,182(A)
  Taxes, other than federal income tax                      1,165,125      1,150,502
  Federal income tax                                          384,260        383,960
                                                          -----------    -----------
                             Total operating expenses       5,970,071      5,721,491

Operating income                                            1,008,448      1,013,985

Other income (deductions)
  Investment income                                             7,734         17,049
  Allowance for equity funds used during construction           4,755          2,763
  Other income less miscellaneous deductions                   (9,293)        (8,424)
  Federal income tax                                            1,340         (1,010)
                                                          -----------    -----------
                                   Total other income           4,536         10,378
                                                          -----------    -----------

Income before interest charges                              1,012,984      1,024,363

Interest on long-term debt                                    312,203        301,729
Other interest                                                 16,893         26,604
Allowance for borrowed funds used during construction          (2,270)        (1,326)
                                                          -----------    -----------
                                 Net interest charges         326,826        327,007

Net income                                                    686,158        697,356
Preferred stock dividend requirements                         (18,429)       (32,706)
Gain on refunding of preferred stock                             -            13,943(A)
                                                          -----------    -----------
Net income for common stock                               $   667,729    $   678,593
                                                          ===========    ===========

Common shares outstanding - average (000)                     234,987        234,943
Earnings per share                                          $    2.84      $    2.89
                                                            =========      =========
Dividends declared per share of common stock                $    2.085     $    2.05
                                                            ==========     =========
Sales
  Electric (Thousands of kilowatthours)
    Con Edison customers                                   36,962,401     37,293,488
    Delivery service to NYPA and others                     8,718,372      8,919,160
    Service for municipal agencies                            723,899        457,020
                                                          -----------    -----------
      Total sales in service territory                     46,404,672     46,669,668
    Off-system sales (B)                                    4,068,429      4,343,726
  Gas (dekatherms)
    Firm                                                   93,180,134     96,745,941
    Off-peak firm/interruptible                            21,656,329     16,997,841
                                                          -----------    -----------
      Total sales to Con Edison customers                 114,836,463    113,743,782
    Transportation of customer-owned gas                   13,788,145     25,353,567
    Off-system sales                                       10,949,867      7,135,839
                                                          -----------    -----------
      Total sales and transportation                      139,574,475    146,233,188
  Steam (Thousands of pounds)                              28,271,763     30,979,774

(A) The gain from the  preferred  stock  refunding  was offset by an  additional provision for depreciation.
(B) Includes   1,617,564   and   2,243,461   thousands  of  kWh,   respectively,
    subsequently purchased by the Company for sale to its customers.
The accompanying note is an integral part of these financial statements.

                  CONSOLIDATED EDISON COMPANY OF NEW YORK, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                                                              1997            1996
                                                             (Thousands of Dollars)

Operating activities
    Net income                                             $ 166,608       $ 174,535
    Principal non-cash charges (credits) to income
      Depreciation and amortization                          123,752         132,565
      Deferred recoverable fuel costs                         49,073          (3,846)
      Federal income tax deferred                             24,310          44,890
      Common equity component of allowance
        for funds used during construction                    (1,749)           (485)
      Other non-cash charges                                     (56)        (14,327)
    Changes in assets and liabilities
      Accounts receivable - customers, less
        allowance for uncollectibles                         (26,591)        (89,363)
      Regulatory accounts receivable                         (15,557)         (5,598)
      Materials and supplies, including fuel
        and gas in storage                                    42,208          18,577
      Prepayments, other receivables and
        other current assets                                (101,087)       (104,384)
      Enlightened Energy program costs                         5,514          10,021
      Power contract termination costs                        11,620          (2,601)
      Accounts payable                                       (78,654)        (36,291)
      Accrued income taxes                                    68,364          61,054
      Other - net                                             (7,971)          4,289
                                                           ---------       ---------
        Net cash flows from operating activities             259,784         189,036
                                                           ---------       ---------

Investing activities including construction
     Construction expenditures                              (127,723)       (130,888)
     Nuclear fuel expenditures                                (3,149)           (655)
     Contributions to nuclear decommissioning trust          (12,127)        (12,127)
     Common equity component of allowance
         for funds used during construction                    1,749             485
                                                           ---------       ---------
         Net cash flows from investing activities
           including construction                           (141,250)       (143,185)
                                                           ---------       ---------

  Financing activities including dividends
      Issuance of long-term debt                                -            275,000
      Retirement of long-term debt                            (2,494)       (103,206)
      Advance refunding of preferred stock                      -           (316,982)
      Issuance and refunding costs                               (36)         (8,652)
      Common stock dividends                                (123,377)       (122,182)
      Preferred stock dividends                               (4,606)         (8,889)
                                                           ---------       ---------
        Net cash flows from financing activities
          including dividends                               (130,513)       (284,911)
                                                           ---------       ---------

  Net decrease in cash and temporary
    cash investments                                         (11,979)       (239,060)

  Cash and temporary cash investments
    at January 1                                             106,882         342,292
                                                           ---------       ---------

  Cash and temporary cash investments
    at March 31                                            $  94,903       $ 103,232
                                                           =========       =========

  Supplemental disclosure of cash flow information
    Cash paid during the period for:
      Interest                                             $  91,181       $  93,854
      Income taxes                                              -               -

The accompanying note is an integral part of these financial statements.

                                     - 8 -

                  CONSOLIDATED EDISON COMPANY OF NEW YORK, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
              FOR THE TWELVE MONTHS ENDED MARCH 31, 1997 AND 1996

                                                                  1997            1996
                                                                  ----            ----
                                                                 (Thousands of Dollars)

Operating activities
    Net income                                                 $ 686,158       $ 697,356
    Principal non-cash charges (credits) to income
      Depreciation and amortization                              487,599         479,184
      Deferred recoverable fuel costs                             10,911         (61,665)
      Federal income tax deferred                                 20,020          27,500
      Common equity component of allowance
        for funds used during construction                        (4,538)         (2,605)
      Other non-cash charges                                      23,873          12,063
    Changes in assets and liabilities
      Accounts receivable - customers, less
        allowance for uncollectibles                              15,983        (114,753)
      Regulatory accounts receivable                             (61,837)         34,514
      Materials and supplies, including fuel
        and gas in storage                                        (2,874)         52,173
      Prepayments, other receivables and
        other current assets                                       8,414          18,266
      Enlightened Energy program costs                             6,057          36,487
      Power contract termination costs                            45,048          57,964
      Federal income tax refund                                      -           (52,937)
      Accounts payable                                           (32,100)         56,500
      Accrued income taxes                                        17,129          20,685
      Other - net                                                (41,758)         58,725

        Net cash flows from operating activities               1,178,085       1,319,457

Investing activities including construction
      Construction expenditures                                 (672,068)       (679,634)
      Nuclear fuel expenditures                                  (51,199)        (10,922)
      Contributions to nuclear decommissioning trust             (21,301)        (28,103)
      Common equity component of allowance
        for funds used during construction                         4,538           2,605
        Net cash flows from investing activities
          including construction                                 (740,030)       (716,054)

Financing activities including dividends
      Issuance of long-term debt                                  250,000         503,285
      Retirement of long-term debt                                (82,812)       (111,171)
      Advance refunding of preferred stock                            -          (316,982)
      Advance refunding of long-term debt                         (95,329)       (155,699)
      Issuance and refunding costs                                 (9,864)        (13,786)
      Common stock dividends                                     (489,951)       (481,639)
      Preferred stock dividends                                   (18,428)        (35,564)
        Net cash flows from financing activities
          including dividends                                    (446,384)       (611,556)

Net decrease in cash and temporary
    cash  investments                                              (8,329)         (8,153)

Cash and temporary cash investments
    at beginning of period                                        103,232         111,385

Cash and temporary cash investments
    at March 31                                                 $  94,903       $ 103,232

Supplemental disclosure of cash flow information
  Cash paid during the period for:
      Interest                                                  $ 306,606       $ 318,308
      Income taxes                                                346,755         344,754


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

Nuclear Insurance. The insurance policies covering the Company's nuclear facilities for property damage, excess property damage, and outage costs permit assessments under certain conditions to cover insurers' losses. As of March 31, 1997, the highest amount which could be assessed for losses during the current policy year under all of the policies was $29 million. While assessments may also be made for losses in certain prior years, the Company is not aware of any losses in such years which it believes are likely to result in an assessment.

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

Superfund. By its terms Superfund imposes joint and several strict liability, regardless of fault, upon generators of hazardous substances for resulting removal and remedial costs and environmental damages. The Company has received process or notice concerning possible claims under Superfund or similar state statutes relating to a number of sites at which it is alleged that hazardous substances generated by the Company (and, in most instances, a large number of other potentially responsible parties) were deposited. Estimates of the investigative, removal, remedial and environmental damage costs (if any) the Company will be obligated to pay with respect to each of these sites range from extremely preliminary to highly refined. Based on these estimates, the Company had accrued a liability at March 31, 1997 of approximately $22.2 million. There will be additional costs with respect to these and possibly other sites, the materiality of which is not presently determinable.

DEC Settlement. In 1994 the Company agreed to a consent order settling a civil administrative proceeding instituted by the DEC alleging environmental violations by the Company. Pursuant to the consent order, the Company has conducted an environmental management systems evaluation and is conducting an environmental compliance audit. The Company also must implement "best management practices" plans for certain facilities and undertake a remediation program at certain sites. At March 31, 1997, the Company had an accrued liability of $17.3 million for these sites. Expenditures for environment-related projects in the five years 1997-2001, including expenditures to comply with the consent order, are currently estimated at $147 million. There will be additional costs, including costs arising out of the compliance audit, the materiality of which is not presently determinable.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion and analysis relates to the interim financial statements appearing in this report and should be read in conjunction with Management's Discussion and Analysis appearing in Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-1217). Reference is made to the note to the financial statements in Item 1 of this report, which note is incorporated herein by reference.

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


LIQUIDITY AND CAPITAL RESOURCES


      Cash and temporary cash investments were $94.9 million at March 31, 1997 compared with $106.9 million at December 31, 1996 and $103.2 million at March 31, 1996. Net cash flows from operating activities in the first quarter of 1997 were favorably affected by the recovery from customers of previously deferred costs for fuel, partially offset by lower operating income. The Company's cash balances also reflect, among other things, the timing and amounts of external financing.

      The Company borrowed from banks at various times during the first quarter of 1997 at prevailing market rates. The highest amount outstanding was $165 million. The borrowings were repaid during the quarter.

      Customer accounts receivable, less allowance for uncollectible accounts, amounted to $570.6 million at March 31, 1997 compared with $544.0 million at December 31, 1996 and $586.6 million at March 31, 1996. In terms of equivalent days of revenue outstanding (ENDRO), these amounts represented 28.6, 28.6 and
28.7 days, respectively.

      The regulatory accounts receivable balances of $61.0 million at March 31, 1997 and $45.4 million at December 31, 1996 represent amounts to be recovered from customers. See, however, "PSC Settlement Agreement," below. The regulatory accounts receivable negative balance of $0.9 million at March 31, 1996 represented an amount to be refunded to customers.

      The changes in regulatory accounts receivable during the first three months of 1997 were as follows:


                                                      1997
                              Balance                 Recoveries  Balance
                              Dec. 31,    1997        from        March 31,
(Millions of Dollars)         1996*       Accruals*   Customers** 1997*

Modified ERAM                 $   .4      $ 18.0      $  9.4      $ 27.8
Electric Incentives
  Enlightened Energy program    29.1         -          (4.9)       24.2
  Customer service               5.5         1.4        (1.5)        5.4
  Fuel and purchased power       3.5          .4        (4.0)        (.1)
  Reliability penalty             -          (.9)         -          (.9)
Gas Incentives
  System improvement             4.9          -         (1.6)        3.3
  Customer service               2.0          -          (.7)        1.3
Total                         $ 45.4      $ 18.9      $ (3.3)     $ 61.0
------------
* Negative amounts are refundable; positive amounts recoverable. **Negative amounts were recovered; positive amounts refunded.


      In January 1997 the Company made a $225 million semi-annual payment to New York City for property taxes. The prepayments balance at March 31, 1997 includes the unamortized portion ($113.6 million) of this payment.

      Interest coverage under the SEC formula for the 12 months ended March 31, 1997 was 4.03 times, compared with 4.18 times for the year 1996 and 4.11 times for the 12 months ended March 31, 1996. The decline in interest coverage from year-end 1996 reflects a lower level of pre-tax earnings and higher interest charges.


1995 Electric Rate Agreement

      In April 1995 the New York Public Service Commission (PSC) approved a three-year electric rate agreement effective April 1, 1995. See, however, "PSC Settlement Agreement," below.

      For details of the 1995 electric rate agreement, including the electric revenue adjustment and revenue per customer mechanisms (Modified ERAM), see the Management's Discussion and Analysis appearing in Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996, under the heading "Liquidity and Capital Resources - 1995 Electric Rate Agreement."

      For the second rate year of the 1995 electric rate agreement, the 12 months ended March 31, 1997, the Company's actual rate of return on electric common equity, excluding incentives, exceeded the sharing threshold of 10.81 percent, principally due to increased productivity and earnings under the revenue per customer provisions of the Modified ERAM. A provision for excess earnings of $26.4 million ($18.0 million in 1996 and $8.4 million in the first quarter of 1997) was set aside for the future benefit of customers.


PSC Settlement Agreement

      On March 13, 1997, the Company and the PSC staff entered into a settlement agreement (the Settlement Agreement) with respect to the PSC's Competitive Opportunities proceeding. For details concerning the Settlement Agreement, see the Management's Discussion and Analysis appearing in Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996, under the heading "Liquidity and Capital Resources - PSC Settlement Agreement."

      The Settlement Agreement, which is subject to PSC approval, includes a rate plan for the five-year period beginning April 1, 1997 which supersedes the provisions of the 1995 electric rate agreement applicable to the 12-month period beginning April 1, 1997. The 1995 electric rate agreement will continue in effect, in accordance with its terms, until the PSC approves the Settlement Agreement, at which time the Company expects that the Settlement Agreement will be given effect retroactive to April 1, 1997. A PSC order with respect to the Settlement Agreement is expected by mid-1997.

     The Office of the Chief Accountant of the Securities and Exchange Commission is considering whether utilities which are subject to plans that, like the Settlement Agreement, use a transition period to recover stranded costs must discontinue the use of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation," for the affected portion of their businesses and apply the standards in SFAS No. 101, "Regulated Enterprises-Accounting for the Discontinuation of Application of FASB Statement No. 71." The Company understands that the Emerging Issues Task Force of the Financial Accounting Standards Board will also consider this issue. The Company believes that the Settlement Agreement will not adversely affect its eligibility to continue to apply SFAS No. 71. If such eligibility were adversely affected, a material write-down of assets, the amount of which is not presently determinable, could be required.

Gas and Steam Rate Increases

      For details of the Company's gas and steam rate agreements, see Management's Discussion and Analysis appearing in Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996, under the heading "Liquidity and Capital Resources - Gas and Steam Rate Agreements."

      In April 1997 the PSC staff filed its position in the steam rate proceeding initiated by the Company's November 1996 steam rate filing. The Company presented justification for a rate increase of $44 million but proposed as an alternative a four-year rate plan that would provide annual rate increases of $16.6 million. The PSC staff recommended that the Company's proposal for a multi-year rate plan be rejected and that the one-year revenue requirement be reduced from $44 million to $13 million due principally to a disallowance of the Company's request for increased depreciation expense and return on equity lower than that requested.


Competition and Industry Restructuring

      In recent years federal and New York State initiatives have promoted the development of competition in the sale of electricity and gas. For information about these initiatives, see Management's Discussion and Analysis appearing in
Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996, under the heading "Liquidity and Capital Resources Competition and Industry Restructuring."


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


RESULTS OF OPERATIONS

      Net income for common stock for the first quarter and 12 months ended March 31, 1997 was lower than in the corresponding 1996 periods by $20.4 million ($.09 a share) and $10.9 million ($.05 a share), respectively, due primarily to the provisions of the 1995 electric rate agreement and lower steam net revenues during milder than normal winter weather in 1997.

      In reviewing period-to-period comparisons, it should be noted that not all changes in sales volume affected operating revenues. Pursuant to the Modified ERAM most of the variations in electric sales from the level used in setting rates are subject to reconciliation and deferral for refund to or recovery from customers and therefore do not affect earnings. Under the Settlement Agreement, which is subject to PSC approval, the Modified ERAM will no longer apply, effective April 1, l997. Under the current gas rate agreement, most weather-related variations in gas sales likewise do not affect earnings.

                                                Increases (Decreases)
                                  Three Months Ended      Twelve Months Ended
                                   March 31, 1997          March 31, 1997
                                    Compared With           Compared With
                                  Three Months Ended      Twelve Months Ended
                                    March 31, 1996          March 31, 1996
                                  Amount    Percent        Amount   Percent
                                              (Amounts in Millions)

Operating revenues                  $  18.8     1.0%       $ 243.0      3.6%
Purchased power-electric and steam     48.7    16.0          158.0     13.6
Fuel - electric and steam             (32.5)  (17.7)         (33.4)    (5.8)
Gas purchased for resale               41.9    23.2          130.5     39.6

Operating revenues less purchased
  power, fuel and gas purchased for
  resale  (Net revenues)              (39.3)   (3.3)         (12.1)    (0.3)

Other operations and maintenance      (11.4)   (2.8)         (29.9)    (1.8)
Depreciation and amortization          (8.8)   (6.6)           8.4      1.8
Taxes, other than federal income tax   (1.1)   (0.4)          14.6      1.3
Federal income tax                    (12.9)  (12.3)           0.3      0.1

Operating income                       (5.1)   (2.0)          (5.5)    (0.5)

Other income less deductions
  and related federal income tax        0.5    60.9           (5.9)   (56.3)
Interest charges                        3.3     4.2           (0.2)    (0.1)

Net income                             (7.9)   (4.5)         (11.2)    (1.6)

Preferred stock dividend requirements   1.4    23.7           14.2     43.7
Gain on refunding of preferred stock  (13.9)   Large         (13.9)    Large
Net income for common stock         $ (20.4)  (11.2)%      $ (10.9)    (1.6)%


First Quarter 1997
Compared with
First Quarter 1996

      Net  revenues  (operating  revenues  less  purchased  power,  fuel and gas purchased for resale) decreased $39.3 million in the first quarter of 1997 compared with the 1996 period. Electric and steam net revenues decreased $34.6 million and $11.0 million, respectively. Gas net revenues increased $6.3 million.

      Electric net revenues in the 1997 period were lower than in the corresponding 1996 period, due primarily to a lower allowed return on common equity and a lower level of incentive opportunities under the 1995 electric rate agreement. Electric net revenues for the first quarter of 1997 were increased by $14.0 million under the revenue per customer provisions of the Modified ERAM, compared with $6.8 million for the 1996 period. Electric net revenues for the first quarter of 1997 include $.9 million, compared with $10.4 million for the 1996 period, for incentives earned under the provisions of the 1995 electric rate agreement.

      Gas net revenues in the 1997 period reflect increased retention of net revenues from interruptible sales. Steam net revenues in the 1997 period reflect milder than normal winter weather, offset in part by a rate increase effective October 1996. There is no weather normalization provision for steam revenues.

      Electric sales, excluding off-system sales, in the first quarter of 1997 compared with the 1996 period were:

                           1st Quarter   1st Quarter               Percent
      Description          1997          1996          Variation   Variation
                                 (Millions of Kwhrs.)

Residential/Religious        2,642         2,710         (68)       (2.5)%
Commercial/Industrial        6,142         6,311        (169)       (2.7)%
Other                          148           153          (5)       (3.3)%

Total Con Edison Customers   8,932         9,174        (242)       (2.6)%

NYPA, Municipal Agency
 and Other Sales             2,435         2,427           8          .3 %

Total Service Area          11,367        11,601        (234)       (2.0)%


      For the first quarter of 1997, firm gas sales volume decreased 12.5 percent and steam sales volume decreased 14.5 percent compared with the 1996 period.

      The decreases in electric, gas and steam sales volumes for the 1997 period were due primarily to milder than normal 1997 winter weather compared with colder than normal 1996 winter weather. The first quarter of 1997 was almost 17 percent warmer than the 1996 period. After adjustment for comparability in both periods, primarily for variations in weather, electric sales volume in the Company's service territory increased 0.6 percent in the first quarter of 1997, firm gas sales volume decreased 0.4 percent and steam sales volume decreased 0.3 percent.

      Electric fuel costs decreased $19.7 million in the 1997 period due to decreased generation of electricity by the Company. Electric purchased power costs increased in the first quarter of 1997 by $36.9 million over the 1996 period due to increased unit purchases. During the 1997 period the Company purchased 69 percent of its electric energy requirements, compared with 58 percent for the 1996 period. The variations in fuel and purchased power costs also reflect the availability of the Company's Indian Point Unit 2 nuclear generating station, which was out of service for part of the 1997 period but was operating during most of the 1996 period. Steam fuel costs decreased $12.8 million due to decreased generation of steam by the Company. Steam purchased power costs were $11.8 million in the 1997 period; the Company did not purchase steam in the 1996 period. Gas purchased for resale increased $41.9 million reflecting a higher unit cost of purchased gas, partially offset by lower sendout.

      Other operations and maintenance expenses decreased $11.4 million for the first quarter of 1997 compared with the 1996 period, due primarily to lower distribution expenses, reflecting the milder than normal winter.

      Depreciation and amortization decreased $8.8 million in the first quarter of 1997; an additional provision for depreciation expense of $13.9 million was recorded in the 1996 period to offset a gain on refunding of preferred stock.

      Federal income tax decreased $12.9 million for the quarter reflecting lower pre-tax income.

      Interest on long-term debt for the quarter increased $4.4 million, principally as a result of the issuance in March 1996 of subordinated debentures to refund preferred stock.


Twelve Months Ended March 31, 1997
Compared with
Twelve Months Ended March 31, 1996


      Net revenues (operating revenues less purchased power, fuel and gas purchased for resale) decreased $12.1 million in the 12 months ended March 31, 1997 compared with the 1996 period. Electric and steam net revenues decreased $32.8 million and $10.7 million, respectively. Gas net revenues increased $31.4 million.

      Electric net revenues in the 1997 period were lower than in the corresponding 1996 period, primarily due to a lower allowed return on common equity under the 1995 electric rate agreement. Electric net revenues for the 12 months ended March 31, 1997 were increased by $66.8 million under the revenue per customer provisions of the Modified ERAM, compared with $20.1 million for the 1996 period. Electric net revenues for the 12 months ended March 31, 1997 include $45.8 million, compared with $46.8 million for the 1996 period, for incentives earned under the 1995 electric rate agreement.

     Under the accounting provision of the 1995 electric rate agreement for Indian Point Unit 2 refueling and maintenance outages, electric net revenues for the 12 months ended March 31, 1997 were reduced by $22.5 million; related expenses decreased in like amount.

      Gas net revenues in the 1997 period reflect the October 1995 rate increase and retention of net revenues from interruptible sales. Gas net revenues for the 1997 and 1996 periods include $9.2 million and $7.4 million, respectively, for incentives earned under the 1994 gas rate agreement, related to achievement of gas system improvement targets and to customer service performance. Steam net revenues in the 1997 period reflect milder than normal winter weather, offset in part by a rate increase in October 1996.

      Electric sales, excluding off-system sales, for the 12 months ended March 31, 1997 compared with the 12 months ended March 31, 1996 were:

                            12 Months     12 Months
                            Ended         Ended
                            March 31,     March 31,                  Percent
      Description           1997          1996        Variation     Variation
                              (Millions of Kwhrs.)

Residential/Religious       10,800        10,988        (188)       (1.7)%
Commercial/Industrial       25,557        25,685        (128)       (0.5)%
Other                          606           621         (15)       (2.4)%

Total Con Edison Customers  36,963        37,294        (331)       (0.9)%

NYPA, Municipal Agency
 and Other Sales             9,442         9,376          66         0.7 %

Total Service Area          46,405        46,670        (265)       (0.6)%


      For the 12 months  ended March 31, 1997,  firm gas sales volume  decreased
3.7 percent and steam sales volume decreased 8.7 percent compared with the 1996 period.

      The decreases in electric, gas and steam sales volumes for the 1997 period are due primarily to milder than normal 1997 winter weather compared with colder than normal 1996 winter weather. After adjustment for comparability in both periods, primarily for variations in weather, electric sales volume in the Company's service territory in the 12 months ended March 31, 1997 increased 0.9 percent. Similarly adjusted, firm gas sales volume increased 0.5 percent and steam sales volume decreased 1.3 percent.

     Electric fuel costs decreased $38.2 million in the 1997 period due to decreased generation of electricity by the Company. Purchased power costs increased in the 1997 period by $142.4 million over the 1996 period reflecting increased unit purchases and unit costs. During the 1997 period, the Company purchased 62 percent of its electric energy requirements, compared with 58 percent for the 1996 period. The variations in fuel and purchased power costs also reflect the operation of the Company's Indian Point Unit 2 nuclear generating station, which had higher availability in the 1997 period than in the 1996 period. Steam fuel costs increased $4.8 million due to a higher unit cost of fuel, partially offset by decreased generation of steam by the Company. Steam purchased power costs were $15.6 million in the 1997 period; the Company did not purchase steam in the 1996 period. Gas purchased for resale increased $130.5 million, reflecting a higher unit cost of purchased gas, partially offset by lower sendout.

     Other operations and maintenance expenses decreased $29.9 million in the 12 months ended March 31, 1997 compared with the 1996 period, due to decreases in:
(1) the amortization of previously deferred Enlightened Energy program costs, reflecting lower program costs; (2) electric production expenses (principally due to the Indian Point Unit 2 refueling and maintenance outage in the 1996 period); and (3) distribution expenses. These decreases were partially offset by higher pension and other postretirement benefit expenses (due to changes in actuarial assumptions).

      Depreciation and amortization increased $8.4 million in the 1997 period due principally to higher plant balances.

      Taxes, other than federal income tax, increased $14.6 million in the 12 months ended March 31, 1997 compared with the 1996 period, reflecting primarily increased property taxes.

      Investment income decreased $9.3 million in the 1997 period due primarily to lower investment balances.

     Interest on long-term debt for the 12-month period ended March 31, 1997 increased $10.5 million, principally as a result of the issuance in March 1996 of subordinated debentures to refund preferred stock.

PART II. - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   EXHIBITS


Exhibit 12 Statement of computation of ratio of earnings to fixed charges for the twelve-month periods ended March 31, 1997 and 1996.

Exhibit 27 Financial Data Schedule. (To the extent provided in Rule 402 of Regulation S-T, this exhibit shall not be deemed "filed", or otherwise subject to liabilities, or be deemed part of a registration statement.)


(b)   REPORTS ON FORM 8-K

      The Company filed a Current Report on Form 8-K, dated March 13, 1997, reporting (under Item 5) matters discussed under "Liquidity and Capital Resources - Competition and Industry Restructuring and PSC Settlement Agreement" in Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996. As to these matters, see also the discussion under "Liquidity and Capital Resources - PSC Settlement Agreement" in Item 2 of this report. The Company filed no other Current Reports on Form 8-K during the quarter ended March 31, 1997.

                                  SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          CONSOLIDATED EDISON COMPANY
                                                OF NEW YORK, INC.




DATE:       May 5, 1997                       Joan S. Freilich
                                              Joan S. Freilich
                                              Senior Vice President,
                                               Chief Financial Officer and
                                               Duly Authorized Officer


DATE:       May 5, 1997                       John F. Cioffi
                                              John F. Cioffi
                                               Vice President, Controller, and
                                               Chief Accounting Officer

                              INDEX TO EXHIBITS

                                                                SEQUENTIAL PAGE
EXHIBIT                                                         NUMBER AT WHICH
   NO.                  DESCRIPTION                              EXHIBIT BEGINS


12 Statement of computation of ratio of earnings to fixed charges for the twelve-month periods ended March 31, 1997 and 1996.

27 Financial Data Schedule. (To the extent provided in Rule 402 of Regulation S-T, this exhibit shall not be deemed "filed", or otherwise subject to liabilities, or be deemed part of a registration statement.)