Form 10-Q
period 1997-06-30
CONSOLIDATED EDISON CO OF NEW YORK INC
filed 1997-08-14
CIK 23632

                                  FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                           -----------------------

             [x] Quarterly Report Pursuant To Section 13 or 15(d)
                    of the Securities Exchange Act of 1934
                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

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

                            Yes ___X___ No _______

As of the close of business on July 31, 1997, the Registrant had outstanding 235,031,192 shares of Common Stock ($2.50 par value).

PART I. -  FINANCIAL INFORMATION


      CONTENTS                                                    PAGE NO.

ITEM 1.     Financial  Statements:

               Consolidated Balance Sheet                            3-4

               Consolidated Income Statements                        5-7

               Consolidated Statements of Cash Flows                 8-9

               Note to Financial Statements                        10-11


ITEM 2.     Management's Discussion and Analysis                   12-23
            of Financial Condition and Results of
            Operations



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

                       CONSOLIDATED EDISON COMPANY OF NEW YORK, INC.
                                 CONSOLIDATED BALANCE SHEET
                  AS AT JUNE 30, 1997, DECEMBER 31, 1996 AND JUNE 30, 1996


                                                              As At
                                           June 30, 1997  Dec. 31, 1996  June 30, 1996
                                                       (Thousands of Dollars)

ASSETS
Utility plant, at original cost
Electric                                    $ 11,754,898   $ 11,588,344   $ 11,444,742
  Gas                                          1,686,174      1,642,231      1,581,682
  Steam                                          546,949        536,672        520,536
  General                                      1,159,098      1,152,001      1,119,112
                                            ------------   ------------  -------------
      Total                                   15,147,119     14,919,248     14,666,072
    Less: Accumulated depreciation             4,447,539      4,285,732      4,205,894
                                            ------------   ------------  -------------
      Net                                     10,699,580     10,633,516     10,460,178
  Construction work in progress                  324,400        332,333        356,915
  Nuclear fuel assemblies and components,
    less accumulated amortization                102,101        101,461         69,652
                                            ------------   ------------  -------------

                        Net utility plant     11,126,081     11,067,310     10,886,745
                                            ------------   ------------   ------------

Current assets
  Cash and temporary cash investments             12,231        106,882         57,369
  Accounts receivable - customers, less
    allowance for uncollectible accounts
    of $20,804, $21,600 and $22,514              472,773        544,004        499,516
  Other receivables                               51,763         42,056         46,102
  Regulatory accounts receivable                    (866)        45,397          4,938
  Fuel, at average cost                           34,940         64,709         41,415
  Gas in storage, at average cost                 37,746         44,979         23,373
  Materials and supplies, at average cost        199,795        204,801        215,169
  Prepayments                                    293,592         64,492         62,634
  Other current assets                            15,732         15,167         14,732
                                            ------------   ------------   ------------

                     Total current assets      1,117,706      1,132,487        965,248
                                            ------------   ------------   ------------

Investments and nonutility property              217,745        177,224        164,358
                                            ------------   ------------   ------------

Deferred charges
  Enlightened Energy program costs               120,837        133,718        129,739
  Unamortized debt expense                       125,770        130,786        135,934
  Recoverable fuel costs                          43,170        101,462         21,968
  Power contract termination costs                35,136         58,560         81,984
  Other deferred charges                         280,602        271,356        267,877
                                            ------------   ------------   ------------

                   Total deferred charges        605,515        695,882        637,502
                                            ------------   ------------   ------------

Regulatory asset-future federal
  income taxes                                   948,410        984,282      1,016,829
                                            -------------  ------------   ------------

                                    Total   $ 14,015,457   $ 14,057,185   $ 13,670,682
                                            ============   ============   ============



The accompanying note is an integral part of these financial statements.

                       CONSOLIDATED EDISON COMPANY OF NEW YORK, INC.
                                 CONSOLIDATED BALANCE SHEET
                  AS AT JUNE 30, 1997, DECEMBER 31, 1996 AND JUNE 30, 1996


                                                                     As At
                                               June 30, 1997  Dec. 31, 1996  June 30, 1996
                                                         (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES

Capitalization
Common stock, authorized 340,000,000
   shares; outstanding 235,023,795
   shares, 234,993,596 shares and
   234,978,113 shares                        $  1,478,768   $  1,478,536   $  1,478,416
  Capital stock expense                           (34,754)       (34,903)       (35,052)
  Retained earnings                             4,242,133      4,283,935      4,089,399
                                             ------------   ------------   ------------
     Total common shareholders' equity          5,686,147      5,727,568      5,532,763
                                             ------------   ------------   ------------
  Preferred stock
     Subject to mandatory redemption
      7.20%  Series I                              47,500         47,500         47,500
      6-1/8% Series J                              37,050         37,050         37,050
                                             ------------   ------------   ------------
            Total subject to mandatory
                  redemption                       84,550         84,550         84,550
                                             ------------   ------------   ------------
    Other preferred stock
      $ 5 Cumulative Preferred                    175,000        175,000        175,000
        5-3/4%  Series  A                           7,061          7,061          7,061
        5-1/4%  Series  B                          13,844         13,844         13,844
        4.65%   Series  C                          15,330         15,330         15,329
        4.65%   Series  D                          22,233         22,233         22,233
        6% Convertible Series B                     4,398          4,630          4,750
                                             ------------   ------------   ------------
           Total other preferred stock            237,866        238,098        238,217
                                             ------------   -------------  ------------
                 Total preferred stock            322,416        322,648        322,767
                                             ------------   ------------   ------------
  Long-term debt                                4,288,383      4,238,622      4,190,366
                                             ------------   ------------   ------------
                  Total capitalization         10,296,946     10,288,838     10,045,896
                                             ------------   ------------   ------------

Noncurrent liabilities
Obligations under capital leases                   41,265         42,661         43,969
  Other noncurrent liabilities                     82,125         80,499         80,701
                                             ------------   ------------   ------------
        Total noncurrent liabilities              123,390        123,160        124,670
                                             ------------   ------------   ------------

Current liabilities
  Long-term debt due within one year              202,630        106,256         82,095
  Accounts payable                                375,438        431,115        341,235
  Notes payable                                    15,000           -              -
  Customer deposits                               159,749        159,616        158,312
  Accrued taxes                                   (56,676)        27,342         38,163
  Accrued interest                                 83,310         83,090         83,625
  Accrued wages                                    78,312         80,225         75,815
  Other current liabilities                       142,895        147,968        148,073
                                             ------------   ------------   ------------
             Total current liabilities          1,000,658      1,035,612        927,318
                                             ------------   ------------   ------------

Provisions related to future federal income
  taxes and other deferred credits
  Accumulated deferred federal income tax       2,333,097      2,289,092      2,270,151
  Accumulated deferred investment tax credits     168,070        172,510        176,860
  Other deferred credits                           93,296        147,973        125,787
                                             ------------   ------------   ------------
                Total deferred credits          2,594,463      2,609,575      2,572,798
                                             ------------   ------------   ------------
                                 Total       $ 14,015,457   $ 14,057,185   $ 13,670,682
                                             ============   ============   ============


The accompanying note is an integral part of these financial statements.

                       CONSOLIDATED EDISON COMPANY OF NEW YORK, INC.
                               CONSOLIDATED INCOME STATEMENT
                     FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996

                                                            1997           1996
                                                            ----           ----
                                                         (Thousands of Dollars)
Operating revenues
  Electric                                           $ 1,228,366    $ 1,244,306
  Gas                                                    213,376        223,428
  Steam                                                   62,272         72,001
                                                     -----------    -----------
                          Total operating revenues     1,504,014      1,539,735
Operating expenses
  Purchased power                                        314,221        321,588
  Fuel                                                   122,426        120,389
  Gas purchased for resale                                85,408         96,554
  Other operations                                       283,338        286,676
  Maintenance                                            146,859        123,915
  Depreciation and amortization                          124,932        119,981
  Taxes, other than federal income tax                   270,802        277,474
  Federal income tax                                      25,990         40,880
                                                     -----------    -----------
                          Total operating expenses     1,373,976      1,387,457

Operating income                                         130,038        152,278
Other income (deductions)
  Investment income                                        2,849          2,283
  Allowance for equity funds used during construction      1,520            745
  Other income less miscellaneous deductions              (5,764)        (1,996)
  Federal income tax                                         650           (510)
                                                     -----------    -----------
                                Total other income          (745)           522
                                                     -----------    -----------

Income before interest charges                           129,293        152,800

Interest on long-term debt                                79,192         78,106
Other interest                                             3,287          3,629
Allowance for borrowed funds used during construction       (745)          (350)
                                                     -----------    -----------
                              Net interest charges        81,734         81,385

Net income                                                47,559         71,415
Preferred stock dividend requirements                     (4,603)        (4,608)
                                                     -----------    -----------
Net income for common stock                          $    42,956    $    66,807
                                                     ===========    ===========

Common shares outstanding - average (000)                235,016        234,974
Earnings per share                                     $    0.18      $    0.28
                                                       =========      =========
Dividends declared per share of common stock           $   0.525      $    0.52
                                                       =========      =========
Sales
  Electric (Thousands of kilowatthours)
    Con Edison customers                               8,281,386      8,461,823
    Delivery service to NYPA and others                2,028,973      2,072,831
    Service for municipal agencies                       296,530        176,772
                                                     -----------    -----------
      Total sales in service territory                10,606,889     10,711,426
    Off-system sales  (A)                                701,070      1,108,443
  Gas (dekatherms)
    Firm                                              19,685,630     20,290,373
    Off-peak firm/interruptible                        5,215,550      4,271,271
                                                     -----------    -----------
      Total sales to Con Edison customers             24,901,180     24,561,644
    Transportation of customer-owned gas
      NYPA                                             4,668,422         15,207
      Others                                           1,798,581      1,422,041
    Off-system sales                                   1,255,168      3,287,507
      Total sales and transportation                  32,623,351     29,286,399
  Steam (Thousands of pounds)                          4,796,828      5,458,166

(A) Includes 424,223 and 537,445 thousands of kWh, respectively, subsequently purchased by the Company for sale to its customers.

The accompanying note is an integral part of these financial statements.

                       CONSOLIDATED EDISON COMPANY OF NEW YORK, INC.
                              CONSOLIDATED INCOME STATEMENT
                     FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                     -----------------------------------------------
                                                        1997           1996
                                                        ----           ----
                                                       (Thousands of Dollars)
Operating revenues
  Electric                                         $ 2,497,316    $ 2,530,574
  Gas                                                  668,396        630,292
  Steam                                                224,450        246,234
                                                   -----------    -----------
                         Total operating revenues    3,390,162      3,407,100
Operating expenses
  Purchased power                                      666,929        625,587
  Fuel                                                 273,780        304,277
  Gas purchased for resale                             308,120        277,394
  Other operations                                     560,177        563,977
  Maintenance                                          261,022        248,950
  Depreciation and amortization                        248,684        252,546(A)
  Taxes, other than federal income tax                 575,764        583,510
  Federal income tax                                   118,130        145,920
                                                    -----------    -----------
                         Total operating expenses    3,012,606      3,002,161

Operating income                                       377,556        404,939
Other income (deductions)
  Investment income                                      3,693          3,721
  Allowance for equity funds used during construction    3,320          1,258
  Other income less miscellaneous deductions            (6,984)        (2,673)
  Federal income tax                                       600           (930)
                                                    -----------    -----------
                       Total other income                  629          1,376
                                                   -----------    -----------

Income before interest charges                         378,185        406,315

Interest on long-term debt                             157,944        152,475
Other interest                                           7,701          8,481
Allowance for borrowed funds used during construction   (1,627)          (591)
                                                    -----------    -----------
                    Net interest charges               164,018        160,365

Net income                                             214,167        245,950
Preferred stock dividend requirements                   (9,207)       (10,643)
Gain on refunding of preferred stock                      -            13,943(A)
                                                   -----------    -----------
Net income for common stock                        $   204,960    $   249,250
                                                   ===========    ===========

Common shares outstanding - average (000)              235,009        234,968
Earnings per share                                   $    0.87      $    1.06
                                                     =========      =========
Dividends declared per share of common stock         $    1.05      $    1.04
                                                     =========      =========
Sales
  Electric (Thousands of kilowatthours)
    Con Edison customers                            17,213,254     17,635,244
    Delivery service to NYPA and others              4,250,306      4,392,665
    Service for municipal agencies                     510,591        284,227
                                                   -----------    -----------
      Total sales in service territory              21,974,151     22,312,136
    Off-system sales (B)                             1,012,848      1,269,146
  Gas (dekatherms)
    Firm                                            58,928,092     65,132,812
    Off-peak firm/interruptible                     13,419,753     11,125,581
                                                   -----------    -----------
      Total sales to Con Edison customers           72,347,845     76,258,393
    Transportation of customer-owned gas
      NYPA                                           7,368,630        194,555
      Others                                         3,547,403      1,881,683
    Off-system sales                                 4,760,561      7,136,458
                                                   -----------    -----------
      Total sales and transportation                88,024,439     85,471,089
  Steam (Thousands of pounds)                       14,937,516     17,322,853

(A) The gain from the preferred stock refunding was offset by an additional provision for depreciation.

(B) Includes 488,023 and 537,445 thousands of kWh, respectively, subsequently purchased by the Company for sale to its customers.

  The accompanying note is an integral part of these financial statements.

                                           - 7 -
                       CONSOLIDATED EDISON COMPANY OF NEW YORK, INC.
                               CONSOLIDATED INCOME STATEMENT
                    FOR THE TWELVE MONTHS ENDED JUNE 30, 1997 AND 1996
                    --------------------------------------------------
                                                         1997           1996
                                                         ----           ----
                                                         (Thousands of Dollars)
Operating revenues
  Electric                                         $ 5,507,860    $ 5,466,102
  Gas                                                1,053,175        952,617
  Steam                                                381,763        396,640
                                                   -----------    -----------
                           Total operating revenues  6,942,798      6,815,359
Operating expenses
  Purchased power                                    1,314,196      1,175,350
  Fuel                                                 542,779        581,342
  Gas purchased for resale                             448,997        373,720
  Other operations                                   1,159,359      1,137,245
  Maintenance                                          470,887        489,127
  Depreciation and amortization                        492,549        485,153(A)
  Taxes, other than federal income tax               1,158,453      1,175,673
  Federal income tax                                   369,370        387,470
                                                   -----------    -----------
                           Total operating expenses  5,956,590      5,805,080

Operating income                                       986,208      1,010,279
Other income (deductions)
  Investment income                                      8,299         16,389
  Allowance for equity funds used during construction    5,530          2,145
  Other income less miscellaneous deductions           (13,060)        (7,392)
  Federal income tax                                     2,500         (1,680)
                                                   -----------    -----------
                         Total other income              3,269          9,462
                                                   -----------    -----------

Income before interest charges                         989,477      1,019,741

Interest on long-term debt                             313,289        305,351
Other interest                                          16,551         23,039
Allowance for borrowed funds used during construction   (2,665)        (1,019)
                                                    -----------    -----------
                        Net interest charges           327,175        327,371

Net income                                             662,302        692,370
Preferred stock dividend requirements                  (18,424)       (28,422)
Gain on refunding of preferred stock                      -            13,943(A)
Net income for common stock                        $   643,878    $   677,891
                                                   ===========    ===========

Common shares outstanding - average (000)              234,997        234,956
Earnings per share                                   $    2.74      $    2.89
                                                     =========      =========
Dividends declared per share of common stock         $    2.09      $    2.06
                                                     =========      =========
Sales
  Electric (Thousands of kilowatthours)
    Con Edison customers                            36,781,964     37,557,246
    Delivery service to NYPA and others              8,674,514      8,951,651
    Service for municipal agencies                     843,657        531,578
                                                   -----------   ------------
      Total sales in service territory              46,300,135     47,040,475
    Off-system sales (B)                             3,661,056      3,987,450
  Gas (dekatherms)
    Firm                                            92,575,389     98,896,627
    Off-peak firm/interruptible                     22,600,610     18,118,759
                                                   -----------   ------------
      Total sales to Con Edison customers          115,175,999    117,015,386
    Transportation of customer-owned gas
      NYPA                                          12,141,175     12,338,432
      Others                                         6,676,727      4,880,492
    Off-system sales                                 8,917,528     10,190,997
                                                   -----------   ------------
      Total sales and transportation               142,911,429    144,425,307
  Steam (Thousands of pounds)                       27,610,425     31,279,809

(A) The gain from the preferred stock refunding was offset by an additional provision for depreciation.

(B) Includes 1,504,342 and 1,882,652 thousands of kWh, respectively, subsequently purchased by the Company for sale to its customers.

The  accompanying  note  is an  integral  part  of  these  financial statements.

                        CONSOLIDATED EDISON COMPANY OF NEW YORK, INC
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996


                                                               1997           1996
                                                              (Thousands  of  Dollars)
     Operating activities
      Net income                                           $ 214,167       $ 245,950
      Principal non-cash charges (credits) to income
        Depreciation and amortization                        248,684         252,546
        Deferred recoverable fuel costs                       58,292          37,486
        Federal income tax deferred                           74,360          (5,840)
        Common equity component of allowance
          for funds used during construction                  (3,225)         (1,188)
        Other non-cash charges (credits)                      13,680         (10,433)
      Changes in assets and liabilities
        Accounts receivable - customers, less
          allowance for uncollectibles                        71,231          (2,301)
        Regulatory accounts receivable                        46,263         (11,419)
        Materials and supplies, including fuel
          and gas in storage                                  42,008           8,027
        Prepayments, other receivables and
          other current assets                              (239,372)          3,364
        Enlightened Energy program costs                      12,881          14,543
        Accounts payable                                     (55,677)        (79,617)
        Accrued income taxes                                 (81,412)         22,658
        Other - net                                          (88,162)        (20,799)
                                                           ---------       ---------
          Net cash flows from operating activities           313,718         452,977
                                                           ---------       ---------

    Investing activities including construction
        Construction expenditures                           (292,308)       (313,280)
        Nuclear fuel expenditures                             (7,230)            182
        Contributions to nuclear decommissioning trust       (17,047)        (17,047)
        Common equity component of allowance
          for funds used during construction                   3,225           1,188
                                                           ---------       ---------
          Net cash flows from investing activities
            including construction                          (313,360)       (328,957)
                                                           ---------       ---------

    Financing activities including dividends
        Net proceeds from short-term debt                     15,000            -
        Issuance of long-term debt                           150,000         375,000
        Retirement of long-term debt                          (3,626)       (105,055)
        Advance refunding of long-term debt                     -            (95,329)
        Advance refunding of preferred stock                    -           (316,982)
        Issuance and refunding costs                            (410)         (8,711)
        Common stock dividends                              (246,763)       (244,369)
        Preferred stock dividends                             (9,210)        (13,497)
                                                           ---------       ---------
          Net cash flows from financing activities
            including dividends                              (95,009)       (408,943)
                                                           ---------       ---------

    Net decrease in cash and temporary
      cash investments                                       (94,651)       (284,923)

    Cash and temporary cash investments
      at January 1                                           106,882         342,292
                                                           ---------       ---------

    Cash and temporary cash investments
      at June 30                                           $  12,231       $  57,369
                                                           =========       =========

    Supplemental disclosure of cash flow information Cash paid during the period for:
        Interest                                           $ 151,686       $ 156,017
        Income taxes                                         126,133         131,000



The accompanying note is an integral part of these financial statements.

                                            - 9 -


                  CONSOLIDATED EDISON COMPANY OF NEW YORK, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                       FOR THE TWELVE MONTHS ENDED JUNE 30, 1997 AND 1996


                                                            1997            1996
                                                            ----            ----
                                                          (Thousands of  Dollars)
Operating activities
     Net income                                         $ 662,302       $ 692,370
     Principal non-cash charges (credits) to income
       Depreciation and amortization                      492,550         485,153
       Deferred recoverable fuel costs                    (21,202)        (18,234)
       Federal income tax deferred                        120,800           3,400
       Common equity component of allowance
         for funds used during construction                (5,311)         (2,024)
       Other non-cash charges                              33,715          17,157
     Changes in assets and liabilities
       Accounts receivable - customers, less
         allowance for uncollectibles                      26,743         (79,307)
       Regulatory accounts receivable                       5,804          31,537
       Materials and supplies, including fuel
         and gas in storage                                 7,476          23,236
       Prepayments, other receivables and
         other current assets                            (237,619)        110,123
       Enlightened Energy program costs                     8,902          16,681
       Accounts payable                                    34,203          62,843
       Accrued income taxes                               (94,251)        (22,377)
       Other - net                                        (66,034)         28,431
                                                        ---------       ---------
         Net cash flows from operating activities         968,078       1,348,989
                                                        ---------       ---------

  Investing activities including construction
      Construction expenditures                          (654,261)       (703,352)
      Nuclear fuel expenditures                           (56,117)         (5,889)
      Contributions to nuclear decommissioning trust      (21,301)        (27,697)
      Common equity component of allowance
        for funds used during construction                  5,311           2,024
                                                         ---------       ---------
        Net cash flows from investing activities
         including  construction                         (726,368)       (734,914)
                                                         ---------       ---------

  Financing activities including dividends
      Net proceeds from short-term debt                    15,000            -
      Issuance of long-term debt                          300,000         603,285
      Retirement of long-term debt                        (82,095)       (111,324)
      Advance refunding of long-term debt                    -           (251,028)
      Advance refunding of preferred stock                   -           (316,982)
      Issuance and refunding costs                        (10,179)        (13,851)
      Common stock dividends                             (491,150)       (484,014)
      Preferred stock dividends                           (18,424)        (31,277)
                                                        ---------       ---------
        Net cash flows from financing activities
          including dividends                            (286,848)       (605,191)
                                                        ---------       ---------

  Net increase (decrease) in cash and temporary
    cash investments                                      (45,138)          8,884

  Cash and temporary cash investments
    at beginning of period                                 57,369          48,485

  Cash and temporary cash investments
    at June 30                                          $  12,231       $  57,369
                                                        =========       =========

Supplemental disclosure of cash flow information
  Cash paid during the period for:
      Interest                                          $ 304,948       $ 316,872
      Income taxes                                        341,888         409,907


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

Nuclear Insurance. The insurance policies covering the Company's nuclear facilities for property damage, excess property damage, and outage costs permit assessments under certain conditions to cover insurers' losses. As of June 30, 1997, the highest amount which could be assessed for losses during the current policy year under all of the policies was $28.1 million. While assessments may also be made for losses in certain prior years, the Company is not aware of any losses in such years which it believes are likely to result in an assessment.

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

Superfund. By its terms Superfund imposes joint and several strict liability, regardless of fault, upon generators of hazardous substances for resulting removal and remedial costs and environmental damages. The Company has received process or notice concerning possible claims under Superfund or similar state statutes relating to a number of sites at which it is alleged that hazardous substances generated by the Company (and, in most instances, a large number of other potentially responsible parties) were deposited. Estimates of the investigative, removal, remedial and environmental damage costs (if any) the Company will be obligated to pay with respect to each of these sites range from extremely preliminary to highly refined. Based on these estimates, the Company had accrued a liability at June 30, 1997 of approximately $22.1 million. There will be additional costs with respect to these and possibly other sites, the materiality of which is not presently determinable.

DEC Settlement. In 1994 the Company agreed to a consent order settling a civil administrative proceeding instituted by the DEC alleging environmental violations by the Company. Pursuant to the consent order, the Company has conducted an environmental management systems evaluation and is conducting an environmental compliance audit. The Company also must implement "best management practices" plans for certain facilities and undertake a remediation program at certain sites. At June 30, 1997, the Company had an accrued liability of $17.2 million for these sites. Expenditures for environment-related projects in the five years 1997-2001, including expenditures to comply with the consent order, are currently estimated at $147 million. There will be additional costs, including costs arising out of the compliance audit, the materiality of which is not presently determinable.

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

EMF. Electric and magnetic fields are found wherever electricity is used. The Company is the defendant in several suits claiming property damage resulting from EMF. In the event that a causal relationship between EMF and adverse health effects is established, or independently of any such causal determination, in the event of adverse developments in related legal or public policy doctrines, there could be a material adverse effect on the electric utility industry, including the Company.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion and analysis relates to the interim financial statements appearing in this report and should be read in conjunction with Management's Discussion and Analysis in Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-1217). Reference is made to the note to the financial statements in Item 1 of this report, which note is incorporated herein by reference.

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

LIQUIDITY AND CAPITAL RESOURCES

      Cash and temporary cash investments were $12.2 million at June 30, 1997 compared with $106.9 million at December 31, 1996 and $57.4 million at June 30, 1996. Net cash flows from operating activities was negatively affected by the prepayment in June 1997 of $226 million of New York City property taxes. The Company's cash balances also reflect, among other things, the timing and amounts of external financing.

      In June 1997 the Company issued $150 million of five-year floating rate debentures, the interest rate on which is reset quarterly. The proceeds of this issue were used for the June 1997 prepayment of New York City property taxes and for working capital purposes.

      The Company borrowed from banks at various times during the first six months of 1997 at prevailing market rates. The highest amount outstanding was $165 million and $15 million was outstanding at June 30, 1997. These borrowings have been repaid.

      Customer accounts receivable, less allowance for uncollectible accounts, amounted to $472.8 million at June 30, 1997 compared with $544.0 million at December 31, 1996 and $499.5 million at June 30, 1996. In terms of equivalent number of days of revenue outstanding, these amounts represented 27.8, 28.6 and
27.7 days, respectively.

      The regulatory accounts receivable negative balance of $0.9 million at June 30, 1997 is comprised of $3.2 million to be refunded to customers pursuant to the partial pass-through fuel adjustment clause, offset by $2.3 million to be recovered from customers under the incentive mechanisms of the 1994 gas rate agreement. The regulatory accounts receivable balances of $45.4 million at December 31, 1996 and $4.9 million at June 30, 1996 represented amounts to be recovered from customers. Pursuant to the Settlement Agreement (discussed below), the balances at March 31, 1997 relating to the electric revenue adjustment and revenue per customer mechanisms (Modified ERAM) and Enlightened Energy and customer service incentives have been eliminated. See "PSC Settlement Agreement," below.

     The balance in accrued taxes of ($56.7 million) at June 30, 1997 reflects the effect on the Company's current federal income tax liability of the property tax prepayment. The Company has accrued a related deferred tax liability.

      Interest coverage under the SEC formula for the 12 months ended June 30, 1997 was 3.96 times compared with 4.18 times for the year 1996 and 4.11 times for the 12 months ended June 30, 1996. The decline in interest coverage reflects a lower level of pre-tax earnings and higher interest charges.

1995 Electric Rate Agreement

      In April 1995 the New York Public Service Commission (PSC) approved a three-year electric rate agreement effective April 1, 1995. See, however, "PSC Settlement Agreement," below.

      For details of the 1995 electric rate agreement, including the Modified ERAM, see "Liquidity and Capital Resources - 1995 Electric Rate Agreement" in Management's Discussion and Analysis in Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

      For the second rate year of the 1995 electric rate agreement, the 12 months ended March 31, 1997, the Company's actual rate of return on electric common equity, excluding incentives, exceeded the sharing threshold of 10.81 percent, principally due to increased productivity and earnings under the revenue per customer provisions of the Modified ERAM. Pursuant to the Settlement Agreement, the balance at March 31, 1997 that was set aside for the future benefit of customers has been eliminated. See "PSC Settlement Agreement," below.

PSC Settlement Agreement

      In March 1997, the Company and the PSC staff entered into a settlement agreement (the "Settlement Agreement") with respect to the PSC's Competitive Opportunities proceeding. For details concerning the Settlement Agreement, see "Liquidity and Capital Resources - PSC Settlement Agreement" in Management's Discussion and Analysis in Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

      The Settlement Agreement is subject to PSC approval. The Company is unable to predict whether the PSC will approve the Settlement Agreement or whether there will be changes to the Settlement Agreement. The Chairman of the PSC has indicated that it is anticipated that the Settlement Agreement will come to the PSC for consideration in August or September.

      The Settlement Agreement includes a rate plan for the five-year period beginning April 1, 1997 which supersedes the provisions of the 1995 electric rate agreement applicable to the 12-month period beginning April 1, l997. Consistent with a PSC order, the material provisions of the Settlement Agreement's rate plan (including the rate reductions) have been given effect for financial statement purposes, effective April 1, 1997, subject to PSC approval of the Settlement Agreement. The Settlement Agreement provides for the elimination of the Modified ERAM, Enlightened Energy and customer service incentives, earnings sharing and reconciliation provisions of the 1995 electric rate agreement and reversal of related, accumulated debit and credit balances in the Company's financial statements. There was no material effect on net income from the reversal of these balances.

      In June 1997, a PSC administrative law judge (ALJ) issued her recommended decision on the Settlement Agreement. The ALJ concluded that the Settlement Agreement "represents an extraordinary step toward resolution of complicated and contentious issues involving rates and competition ... however, it does not allow competition for generation and energy services to commence in a way that is fair to competitors or in the best interests of Con Edison's customers." The recommended decision identified certain concerns, as to which "parties would be well advised to attempt to devise a resolution... since the alternative is for the Commission to impose its determination." Among the concerns are: (1) the differences in rate reductions among industrial, commercial and residential customers should be reduced (but the ALJ supported the total amount of the rate reductions, the implied rate of return on equity and the stranded cost recovery provisions); (2) Con Edison's delivery rates for retail access customers appeared to be excessive because the amount to be deducted from the rate applicable to full-service customers may be too low; (3) the period within which Con Edison must submit a detailed divestiture plan to the PSC should be shortened to three months, following the PSC's approval of the Settlement Agreement; and (4) there has not been the opportunity to address the impact on the settlement agreement of a recent PSC decision promoting competition at a future date in the provision of metering services and future PSC decisions with respect to billing and information services.

      In July 1997, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board reached a consensus that utilities subject to plans that, like the Settlement Agreement, use a transition period to recover stranded costs must discontinue the use of Statement of Financial Accounting Standards
(SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation," for the separable portion of their businesses that are being deregulated and apply the standards in SFAS No. 101, "Regulated Enterprises-Accounting for the Discontinuation of Application of FASB Statement No. 71." The consensus was published on August 12, 1997 and is still being reviewed by the Company. Accordingly, the Company is unable to determine the extent to which the Settlement Agreement will adversely affect its eligibility to continue to apply SFAS No. 71. However, assuming the PSC approves the Settlement Agreement, the Company does not expect that discontinuation of SFAS No. 71 for the separable portion of its business that is being deregulated will have a material adverse effect on the Company's financial position.

      The Company understands that the Office of the Chief Accountant of the Securities and Exchange Commission has also been considering the need for utilities to discontinue use of SFAS No. 71 for portions of their businesses.

Gas and Steam Rate Agreements

      For details of the Company's gas rate agreements and the Company's 1994 steam rate agreement, see "Liquidity and Capital Resources - Gas and Steam Rate Agreements" in Management's Discussion and Analysis in Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

      In June 1997, the Company and the PSC staff signed a steam rate agreement. The three-year agreement provides for a $16 million base rate increase, effective October 1, 1997, and that rates for the remainder of the term of the agreement will not be increased or decreased except in certain limited and extraordinary circumstances. With respect to $10.8 million eligible for future recovery under the 1994 steam rate agreement, $4.6 million will continue to be deferred until amortized against earnings in excess of a rate of return on steam common equity of 11.1 percent over the three-year period. Any earnings in excess of a 12.6 percent rate of return over the three-year period will be shared: 50 percent to be retained by shareholders and 50 percent to be set aside for future refund to customers.

Competition and Industry Restructuring

      In recent years federal and New York State initiatives have promoted the development of competition in the sale of electricity and gas. For information about these initiatives, see "Liquidity and Capital Resources - Competition and Industry Restructuring" in Management's Discussion and Analysis in Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

New Air Quality Standards

      In July 1997, the United States Environmental Protection Agency (EPA) adopted new ambient air quality standards for ozone and particulate matter. The New York State Department of Environmental Conservation will be required to develop an implementation plan acceptable to the EPA to attain and maintain these standards. The Company does not expect that compliance with the new ozone standard will require additional capital expenditures in excess of the approximately $150 million of capital expenditures estimated to be required for compliance with the Clean Air Act amendments of 1990. (See "Liquidity and Capital Resources - Clean Air Act Amendments " in Management's Discussion and Analysis in Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996.) With respect to the new particulate matter standard, the Company expects that compliance could require a material amount of additional capital expenditures.

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

RESULTS OF OPERATIONS

      Net income for common stock for the second quarter, six months and 12 months ended June 30, 1997 was lower than in the corresponding 1996 periods by $23.9 million ($.10 a share), $44.3 million ($.19 a share), and $34.0 million ($.15 a share), respectively, due primarily to weather-related sales variations and the agreements covering the Company's electric rates.

      The impact of weather on the Company's earnings depends on the Company's rate agreements. The Modified ERAM under the 1995 electric rate agreement removed from the Company's earnings the impact of variations in forecasted electric sales due to weather. The Modified ERAM was eliminated for financial statement purposes effective April 1, 1997. See "PSC Settlement Agreement," above. Most weather-related variations in gas sales do not affect earnings, while weather-related variations in steam sales do affect earnings.



                                                                       Increases (Decreases)
                                                Three Months Ended  Six Months Ended  Twelve Months Ended
                                                   June 30, 1997     June 30, 1997     June 30, 1997
                                                   Compared With    Compared With      Compared with
                                                Three Months Ended  Six Months Ended  Twelve Months Ended
                                                   June 30, 1996    June 30, 1996     June 30, 1996
                                               Amount     Percent  Amount  Percent   Amount   Percent

                                                                (Amounts in Millions)

Operating revenues                         $   (35.7)    (2.3)% $ (16.9)  (0.5)% $   127.4     1.9 %
Purchased power ( electric & steam)             (7.4)    (2.3)     41.4    6.6       138.8    11.8
Fuel - electric and steam                        2.0      1.7     (30.5) (10.0)      (38.6)   (6.6)
Gas purchased for resale                       (11.1)   (11.5)     30.7   11.1        75.3    20.1

Operating revenues less
    purchased power  and fuel
    and gas purchased for resale
    (Net revenues)                             (19.2)    (1.9)   (58.5)  (2.7)      (48.1)    (1.0)
Other operations and maintenance                19.6      4.8      8.3    1.0         3.9      0.2
Depreciation and amortization                    5.0      4.1     (3.9)  (1.5)        7.4      1.5
Taxes, other than federal
    income tax                                  (6.7)    (2.4)    (7.7)  (1.3)      (17.2)    (1.5)
Federal income tax                             (14.9)   (36.4)   (27.8) (19.0)      (18.1)    (4.7)
Operating income                               (22.2)   (14.6)   (27.4)  (6.8)      (24.1)    (2.4)
Other income less deductions
    and related federal income tax              (1.3)   Large     (0.7)  (54.3)      (6.2)   (65.5)
Interest charges                                 0.4     0.4       3.7     2.3       (0.2)    (0.1)
Net income                                     (23.9)  (33.4)    (31.8)  (12.9)     (30.1)    (4.3)
Preferred stock dividend
    requirements                               --        --        1.4    13.5       10.0     35.2
Gain on refunding of preferred stock           --        --      (13.9)   Large     (13.9)   Large

Net income for common stock               $   (23.9)  (35.7)%  $ (44.3)  (17.8)% $  (34.0)   (5.0)%


Second Quarter 1997
Compared with
Second Quarter 1996

      Net revenues (operating revenues less purchased power, fuel and gas purchased for resale) decreased $19.2 million in the second quarter of 1997 compared with the 1996 period. Electric and steam net revenues decreased $14.4 million and $5.8 million, respectively. Gas net revenues increased $1.0 million.

      Electric net revenues in the 1997 period were lower than in the 1996 period primarily because of weather-related sales decreases and the implementation of the Settlement Agreement for financial statement purposes effective April 1, 1997. See "PSC Settlement Agreement," above. Electric net revenues for the second quarter of 1996 included $13.4 million under the revenue per customer provisions of the Modified ERAM. Electric net revenues for the second quarter of 1997 include $.1 million, compared with $14.6 million for the 1996 period, for the net impact of regulatory incentive provisions.

      Electric net revenues for the second quarter of 1997 included $22.5 million, compared with a reduction in revenues of $6.8 million in the 1996 period, relating to the refueling and maintenance outage at the Company's Indian Point 2 nuclear generating station (Indian Point 2) that was completed in July 1997. This increase did not affect net income because, under the accounting provisions of the agreements covering the Company's electric rates (PSC Refueling Accounting), amounts collected from customers for the estimated expenses of such outages are deferred and are recognized during the outage when the actual expenses for the outage are incurred.

      Gas net revenues in the 1997 period reflect increased retention of net revenues from interruptible sales in accordance with the gas rate agreement.s Steam net revenues in the 1997 period reflect weather-related sales decreases, offset in part by a rate increase effective October 1996.

      Electric sales, excluding off-system sales, in the second quarter of 1997 compared with the 1996 period were:


                                                Millions of Kwhrs
                                  2nd Quarter  2nd Quarter           Percent
Description                            1997     1996      Variation  Variation
Residential/Religious                 2,308     2,379        (71)    (3.0)%
Commercial/Industrial                 5,833     5,941       (108)    (1.8)%
Other                                   140       142         (2)    (1.4)%
Total Con Edison Customers            8,281     8,462       (181)    (2.1)%

NYPA, Municipal Agency
 and Other Sales                     2,326     2,249          77      3.4 %

Total Service Area                  10,607    10,711       (104)     (1.0)%

      For the second quarter of 1997, firm gas sales volume decreased 3.0 percent and steam sales volume decreased 12.1 percent compared with the 1996 period.

      The decreases in electric, gas and steam sales volumes for the 1997 period were due primarily to cooler than normal 1997 spring weather. The second quarter of 1997 was approximately 22 percent cooler than normal on a cooling degree basis. After adjusting for variations, primarily in weather and billing days in each period, electric sales volume in the Company's service territory increased
1.7 percent in the second quarter of 1997, firm gas sales volume decreased 0.1 percent and steam sales volume decreased 0.6 percent.

      Electric fuel costs increased $11.6 million in the 1997 period due to an increase in the unit cost of fuel, partially offset by lower sendout. Electric purchased power costs decreased in the second quarter of 1997 by $13.1 million from the 1996 period due to lower purchased volumes and unit costs. The variations in fuel and purchased power costs also reflect the availability of Indian Point 2, which was out of service for a refueling and maintenance outage for part of the 1997 period but was operating during the 1996 period. Steam fuel costs decreased $9.6 million due to decreased generation of steam by the Company. Steam purchased power costs were $5.7 million in the 1997 period; the Company did not purchase steam in the 1996 period. Gas purchased for resale decreased $11.1 million reflecting a lower unit cost of purchased gas, partially offset by higher sendout.

      Other operations and maintenance expenses increased $19.6 million for the second quarter of 1997 compared with the 1996 period, due primarily to expenses related to the Indian Point refueling and maintenance outage (a like amount of deferred revenues were recognized under PSC Refueling Accounting), partially offset by lower administrative and general expenses.

      Depreciation and amortization increased $5.0 million in the second quarter of 1997 due principally to higher plant balances.

      Taxes,   other  than  federal  income  tax,  decreased  $6.7  million  due principally to lower revenue taxes.

      Federal income tax decreased $14.9 million for the quarter reflecting lower pre-tax income.

     Other income less miscellaneous deductions for the 1997 period reflects the start-up and business development expenses of the Company's ProMark Energy, Inc. and Gramercy Development, Inc. subsidiaries (the "Subsidiaries").

Six Months Ended June 30, 1997
Compared with
Six Months Ended June 30, 1996

      Net revenues decreased $58.5 million in the first six months of 1997 compared with the first six months of 1996. Electric and steam net revenues decreased $49.2 million and $16.7 million, respectively, and gas net revenues increased $7.4 million.

      Electric net revenues in the 1997 period were lower than in the corresponding 1996 period due primarily to weather-related sales decreases, a lower allowed return on common equity and a lower level of incentive opportunities under the 1995 electric rate agreement and the implementation of the Settlement Agreement for financial statement purposes effective April 1, 1997. See "PSC Settlement Agreement," above. Electric net revenues for the first six months of 1997 included $14.0 million under the Modified ERAM compared with $20.3 million for the 1996 period. Electric net revenues for the first six months of 1997 also include $1.0 million compared with $24.9 million for the 1996 period for the net impact of regulatory incentive provisions.

      Electric net revenues for the 1997 period included $20.6 million, compared with a reduction in revenues of $6.8 million in the 1996 period, because of the recognition of deferred revenues relating to the Indian Point 2 refueling and maintenance outage. This increase did not affect net income because of PSC Refueling Accounting.

      Gas net revenues in the 1997 period reflect increased retention of net revenues from interruptible sales in accordance with the gas rate agreements. Steam net revenues in the 1997 period reflect weather-related sales decreases, offset in part by a rate increase effective October 1996.

      Electric sales, excluding off-system sales, in the first six months of 1997 compared with the 1996 period were:


                                           Millions of Kwhrs
                          Six Months       Six Months
                             Ended          Ended                    Percent
   Description           June 30, 1997  June 30, 1996   Variation  Variation


Residential/Religious        4,949         5,088            (139)       (2.7)%
Commercial/Industrial       11,976        12,252            (276)       (2.3)%
Other                          288           295              (7)       (2.4)%

Total Con Edison Customers  17,213        17,635            (422)       (2.4)%

NYPA Municipal Agency
 and Other Sales             4,761         4,677              84         1.8 %

Total Service Area          21,974        22,312            (338)       (1.5)%

      For the first six months of 1997 firm gas sales volume decreased 9.5 percent and steam sales volume decreased 13.8 percent from the 1996 period.

      The decreases in electric, gas and steam sales volumes for the 1997 period were due primarily to milder than normal 1997 winter weather compared with the colder than normal 1996 winter weather, and to cooler than normal 1997 spring weather. After adjusting for variations, primarily weather and billing days in each period, electric sales volume in the Company's service territory in the first six months of 1997 increased 1.2 percent. Similarly adjusted, firm gas sales volume decreased 0.3 percent and steam sales volume increased 0.1 percent.

      Electric fuel costs decreased $8.0 million in the 1997 period due to decreased generation of electricity by the Company partially offset by higher unit cost of fuel. Electric purchased power costs increased $23.9 million over the 1996 period due to a higher volume of purchases. The variations in fuel and purchased power costs also reflect the availability of Indian Point 2, which was out of service for parts of the 1997 period but was operating during most of the 1996 period. Steam fuel costs decreased $22.5 million due to lower sendout. Steam purchased power costs were $17.5 million in the 1997 period; the Company did not purchase steam in the 1996 period. Gas purchased for resale increased $30.7 million reflecting a higher unit cost, partially offset by lower sendout.

      Other operations and maintenance expenses increased $8.3 million in the first six months of 1997 compared with the 1996 period due primarily to expenses related to the Indian Point 2 refueling and maintenance outage (a like amount of deferred revenues were recognized under PSC Refueling Accounting), partially offset by lower administrative and general expenses.

       Depreciation and amortization decreased $3.9 million in the 1997 period; an additional provision for depreciation expense of $13.9 million was recorded in the 1996 period to offset a gain on refunding of preferred stock.

      Taxes, other than federal income tax, decreased $7.7 million in the first six months of 1997 compared with the 1996 period due primarily to decreased revenue taxes.

     Federal income tax decreased $27.8 million in the 1997 period compared with the 1996 period, reflecting lower pre-tax income.

      Other income less miscellaneous deductions for the 1997 period reflects the start-up and business development expenses of the Subsidiaries.

Twelve Months Ended June 30, 1997
Compared with
Twelve Months Ended June 30, 1996

      Net revenues decreased $48.1 million in the 12 months ended June 30, 1997 compared with the 1996 period. Electric and steam net revenues decreased $53.7 million and $19.7 million, respectively. Gas net revenues increased $25.3 million.

      Electric net revenues in the 1997 period were lower than in the corresponding 1996 period due primarily to a lower allowed return on common equity under the 1995 electric rate agreement, weather-related sales variations and the implementation of the Settlement Agreement for financial statement purposes effective April 1, l997. See "PSC Settlement Agreement," above. Electric net revenues for the 12 months ended June 30, 1997 included $53.4 million under the Modified ERAM, compared with $33.5 million for the 1996 period. Electric net revenues for the 12 months ended June 30, 1997 include $31.3 million for incentives, compared with $47.7 million for the 1996 period.

      Gas net revenues in the 1997 period reflect the retention of net revenues from interruptible sales in accordance with the gas rate agreements. Gas net revenues for the 1997 and 1996 periods include $9.2 million and $2.7 million, respectively, for incentives earned under the 1994 gas rate agreement, related to the achievement of gas system improvement targets and to customer service performance. Steam net revenues in the 1997 period reflect weather-related sales decreases, offset in part by a rate increase in October 1996.

     Electric sales, excluding off-system sales, for the 12 months ended June 30, 1997 compared with the 12 months ended June 30, 1996 were:

                                      Millions of Kwhrs.
                             Twelve  Months  Twelve Months
                               Ended          Ended                    Percent
    Description             June 30, 1997   June 30, 1996 Variation   Variation


Residential/Religious        10,728          11,108        (380)      (3.4)%
Commercial/Industrial        25,450          25,824        (374)      (1.4)%
Other                           604             625         (21)      (3.4)%

Total Con Edison Customers   36,782          37,557        (775)      (2.1)%

NYPA, Municipal Agency
 and Other Sales              9,518           9,483          35          .4%

Total Service Area           46,300          47,040        (740)      (1.6)%

      For the 12 months ended June 30, 1997, firm gas sales volume decreased 6.4 percent and steam sales volume decreased 11.7 percent compared with the 1996 period.

      The decreases in electric, gas and steam sales volumes for the 1997 period were due primarily to milder than normal 1997 winter weather compared with colder than normal 1996 winter weather and cooler than normal 1997 spring weather. After adjustment for variations, primarily weather and billing days, in each period, electric sales volume in the Company's service territory in the 12 months ended June 30, 1997 increased 0.8 percent. Similarly adjusted, firm gas sales volume decreased 0.7 percent and steam sales volume decreased 1.1 percent.

      Electric fuel costs decreased $22.0 million in the 1997 period due to decreased generation of electricity by the Company partially offset by a higher unit cost of fuel. Electric purchased power costs increased in the 1997 period by $117.5 million over the 1996 period, reflecting increased purchased volumes and unit costs. During the 1997 period, the Company purchased 62 percent of its electric energy requirements compared with 56 percent for the 1996 period. The variations in electric fuel and purchased power costs also reflect the higher availability of Indian Point 2 in the 1996 period than in the 1997 period. Steam fuel costs decreased $16.6 million due to decreased generation of steam by the Company partially offset by a higher unit cost of fuel. Steam purchased power costs were $21.3 million in the 1997 period; the Company did not purchase steam in the 1996 period. Gas purchased for resale increased $75.3 million, reflecting a higher unit cost of fuel partially offset by lower sendout.

      Depreciation and amortization increased $7.4 million in the 1997 period due principally to higher plant balances. The 1996 period included an additional provision for depreciation expense of $13.9 million to offset a gain on refunding of preferred stock.

      Taxes, other than federal income tax, decreased $17.2 million in the 12 months ended June 30, 1997 compared with the 1996 period, reflecting primarily decreased revenue taxes.

     Federal income tax decreased $18.1 million in the 1997 period compared with the 1996 period, reflecting lower pre-tax income.

     Investment income decreased $8.1 million in the 1997 period due primarily to lower investment balances.

     Other income less miscellaneous deductions for the 1997 period reflects the start-up and business development expenses of the Subsidiaries.

      Interest on long-term debt for the 12-month period ended June 30, 1997 increased $7.9 million principally as a result of new debt issues, including the issuance of subordinated debentures to refund preferred stock. Other interest decreased $6.5 million, principally as a result of lower interest associated with certain tax settlements.

PART II.    OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

TOXIC SUBSTANCES CONTROL ACT

      Reference is made to the information under the caption "TOXIC SUBSTANCES CONTROL ACT" in Part I, Item 3, Legal Proceedings in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

     In May 1997, the court denied the Company's motion to dismiss the remaining claim in the suit entitled BCF Oil Refining, Inc. v. Consolidated Edison Company of New York, Inc., et. al.

RATE PROCEEDINGS

      Reference is made to (i) the information under the captions "REGULATION AND RATES" in Part I, Item 1, Business, "RATE PROCEEDINGS" in Part I, Item 3, Legal Proceedings and "LIQUIDITY AND CAPITAL RESOURCES - Competition and Industry Restructuring, 1992 Electric Rate Agreement, 1995 Electric Rate Agreement, PSC Settlement Agreement, and Gas and Steam Rate Agreements" in Part I, Item 7, Management's Discussion and Analysis in the Company's Annual Report on Form 10-K for the year ended December 31, 1996; and (ii) the information under the captions "LIQUIDITY AND CAPITAL RESOURCES - 1995 Electric Rate Agreement, PSC Settlement Agreement, and Gas and Steam Rate Agreements" in Part I, Item 2, Management's Discussion and Analysis in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997.

     In August 1997, the United States District Court for the Southern District of New York dismissed the suit against the Company entitled Brownsville Baptist Church, et. al. v. Consolidated Edison Company of New York, Inc.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) At the Annual Meeting of Stockholders of the Company held on May 19, 1997, the stockholders of the Company voted to elect management's nominees for the Board of Trustees, to ratify and approve the appointment of the Company's independent accountants, and not to adopt two stockholder proposals.

(b) The name of each nominee for election and the number of shares voted for or with respect to which authority to vote for was withheld are as follows:

                                     For              Withheld
     E. Virgil Conway            179,050,318         3,220,764
     Gordon J. Davis             179,108,047         3,163,035
     Ruth M. Davis               177,602.087         4,668,995
     Joan S. Freilich            179,189,657         3,081,425
     Ellen V. Futter             179,112,509         3,158,573
     Arthur Hauspurg             177,572,372         4,698,710
     Sally Hernandez-Pinero      179,120,737         3,150,345
     Peter W. Likins             179,207,379         3,063,703
     Eugene R. McGrath           179,163,242         3,107,840
     Donald K. Ross              178,785,176         3,485,906
     Robert G. Schwartz          179,026,093         3,244,989
     Richard A. Voell            179,248,546         3,022,536
     Stephen R. Volk             179,177,580         3,093,502

(c) The results of the vote on the appointment of Price Waterhouse as independent accountants for the Company for 1997 were as follows: 179,591,532 shares were voted for this proposal; 1,128,721 shares were voted against the proposal; and 1,550,829 shares were abstentions.

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

The results of the vote on this proposal were as follows: 47,363,551 shares were voted for this proposal; 95,886,584 shares were voted against the proposal; 6,058,700 shares were abstentions; and 32,962,247 shares were broker nonvotes.

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

The results of the vote on this proposal were as follows: 17,330,744 shares were voted for this proposal; 126,326,374 shares were voted against the proposal; 5,651,718 shares were abstentions; and 32,962,246 shares were broker nonvotes.


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)   EXHIBITS

Exhibit 4 Form of the Company's Floating Rate Debentures, Series 1997 A. (Incorporated by reference to Exhibit 4 to the Company's Current Report on Form 8-K, dated June 17, 1997, in Commission File No. 1-1217.)

Exhibit  10 Amendment, dated July 22, 1997, to Employment Contract, dated May
            22, 1990, between the Company and Eugene R. McGrath.

Exhibit  12 Statement of  computation  of ratio of earnings to fixed  charges for the twelve-month periods ended June 30, 1997 and 1996.

Exhibit  27 Financial Data Schedule.  (To the extent  provided in Rule 402 of
            Regulation  S-T,  this  exhibit  shall  not be  deemed  "filed",  or
            otherwise   subject  to   liabilities,   or  be  deemed  part  of  a
            registration statement.)

(b)   REPORTS ON FORM 8-K

      The Company filed a Current Report on Form 8-K, dated June 17, 1997, reporting (under Item 5) certain information about the PSC Settlement Agreement (discussed in Part I, Item 2 of this report) and the sale of $150 million aggregate principal amount of its Floating Rate Debentures, Series 1997 A. The Company filed no other Current Reports on Form 8-K during the quarter ended June 30, 1997.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           CONSOLIDATED EDISON COMPANY
                                OF NEW YORK, INC.


DATE:       August 13, 1997         By:   Joan S. Freilich
                                          Joan S. Freilich
                                          Senior Vice President,
                                          Chief Financial Officer and
                                          Duly Authorized Officer


DATE:       August 13, 1997         By:   John F. Cioffi
                                          John F. Cioffi
                                          Vice President, Controller and
                                          Chief Accounting Officer

                                INDEX TO EXHIBITS


                                                          SEQUENTIAL PAGE
EXHIBIT                                                   NUMBER AT WHICH
  NO.       DESCRIPTION                                   EXHIBIT BEGINS

4.          Form of the Company's Floating Rate Debentures,
            Series 1997 A. (Incorporated by reference to Exhibit 4 to the Company's Current
            Report on Form 8-K, dated June 17, 1997, in
            Commission File No. 1-1217.)

10.         Amendment, dated July 22, 1997, to Employment
            Contract, dated May 22, 1990, between the
            Company and Eugene R. McGrath.

12. Statement of computation of ratio of earnings to fixed charges for the twelve-month periods ended
            June 30, 1997 and 1996.

27. Financial Data Schedule. (To the extent provided in Rule 402 of Regulation S-T, this exhibit shall not be deemed "filed", or otherwise subject to liabilities, or be deemed part of a registration statement.)