Form 10-Q
period 1997-09-30
CONSOLIDATED EDISON CO OF NEW YORK INC
filed 1997-10-31
CIK 23632

                                  FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                           -----------------------

             [x] Quarterly Report Pursuant To Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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


                            Yes ___X___ No _______


As of the close of business on September 30, 1997, the Registrant had outstanding 235,033,168 shares of Common Stock ($2.50 par value).

PART I. -  FINANCIAL INFORMATION


            CONTENTS                                                  PAGE NO.

ITEM 1.     Financial  Statements:

                  Consolidated Balance Sheet                               3-4

                  Consolidated Income Statements                           5-7

                  Consolidated Statements of Cash Flows                    8-9

                  Notes to Financial Statements                          10-14

ITEM 2.     Management's Discussion and Analysis                         15-26
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


                      CONSOLIDATED EDISON COMPANY OF NEW YORK, INC.
                                CONSOLIDATED BALANCE SHEET
            AS AT SEPTEMBER 30, 1997, DECEMBER 31, 1996 AND SEPTEMBER 30, 1996



                                                                 As At
                                         Sept. 30, 1997      Dec. 31, 1996      Sept.30, 1996
                                                      (Thousands of Dollars)

ASSETS

Utility plant, at original cost
    Electric                              $11,791,029          $11,588,344     $11,541,568
    Gas                                     1,713,438            1,642,231       1,609,520
    Steam                                     566,576              536,672         530,761
    General                                 1,194,314            1,152,001       1,138,055
            Total                          15,265,357           14,919,248      14,819,904
       Less: Accumulated depreciation       4,493,341            4,285,732       4,286,812
             Net                           10,772,016           10,633,516      10,533,092
    Construction work in progress             278,244              332,333         342,496
    Nuclear fuel assemblies and components,
        less accumulated amortization          99,498              101,461          62,725
                Net utility plant          11,149,758           11,067,310      10,938,313

Current assets
    Cash and temporary cash investments       269,866              106,882         117,279
    Accounts receivable - customers, less
        allowance for uncollectible accounts
        of $21,674, $21,600 and $21,500       543,821              544,004         565,713
    Other receivables                          62,921               42,056          38,713
    Regulatory accounts receivable             10,013               45,397          33,501
    Fuel, at average cost                      41,894               64,709          42,193
    Gas in storage, at average cost            49,099               44,979          42,874
    Materials and supplies, at average cost   198,667              204,801         213,687
    Prepayments                               201,729               64,492         193,484
    Other current assets                       16,021               15,167          14,915
                   Total current assets     1,394,031            1,132,487       1,262,359

Investments and nonutility property           230,789              177,224         170,025

Deferred charges
    Enlightened Energy program costs          112,164              133,718         127,307
    Unamortized debt expense                  123,273              130,786         133,348
    Recoverable fuel costs                     57,399              101,462          31,228
    Power contract termination costs           54,330               58,560          70,272
    Other deferred charges                    268,779              271,356         284,301
              Total deferred charges          615,945              695,882         646,456

Regulatory asset-future federal
    Income taxes                              930,681              984,282       1,003,774

                         Total            $14,321,204          $14,057,185     $14,020,927


The accompanying notes are an integral part of these financial statements.

                                           - 4-

                       CONSOLIDATED EDISON COMPANY OF NEW YORK, INC.
                                CONSOLIDATED BALANCE SHEET
            AS AT SEPTEMBER 30, 1997, DECEMBER 31, 1996 AND SEPTEMBER 30, 1996

                                                                             As At
                                                         Sept 30, 1997   Dec. 31, 1996      Sept 30, 1996
                                                                  (Thousands of Dollars)



CAPITALIZATION AND LIABILITIES

Capitalization
    Common stock, authorized 340,000,000
         shares; outstanding 235,033,168 shares,
         234,993,596 shares and 234,981,753 shares       $ 1,478,840    $ 1,478,536        $ 1,478,444
   Capital stock expense                                    (36,249)        (34,903)           (34,972)
   Retained earnings                                      4,469,185       4,283,935          4,290,590
          Total common shareholders' equity               5,911,776       5,727,568          5,734,062
   Preferred stock
      Subject to mandatory redemption
          7.20%   Series  I                                  47,500          47,500             47,500
          6-1/8%  Series J                                   37,050          37,050             37,050
        Total subject to mandatory redemption                84,550          84,550             84,550
      Other preferred stock
          $ 5 Cumulative Preferred                          175,000         175,000             175,000
             5-3/4%  Series  A                                7,061           7,061               7,061
             5-1/4%  Series  B                               13,844          13,844              13,844
             4.65%   Series  C                               15,330          15,330              15,330
             4.65%   Series  D                               22,233          22,233              22,233
             6% Convertible Series  B                         4,326           4,630               4,721
                       Total other preferred stock          237,794         238,098             238,189
                               Total preferred stock        322,344         322,648             322,739

   Long-term debt                                         4,288,837       4,238,622           4,090,810
                      Total capitalization               10,522,957      10,288,838          10,147,611


Noncurrent liabilities
    Obligations under capital leases                         40,575          42,661              43,332
    Other noncurrent liabilities                             83,949          80,499              82,797
                    Total noncurrent liabilities            124,524         123,160             126,129


Current liabilities
    Long-term debt due within one year                      102,630         106,256             179,715
    Accounts payable                                        416,872         431,115             353,918
    Customer deposits                                       161,548         159,616             158,492
    Accrued taxes                                           145,440          27,342             122,882
    Accrued interest                                         67,336          83,090              70,560
    Accrued wages                                            80,345          80,225              78,117
    Other current liabilities                               132,976         147,968             142,049
                  Total current liabilities               1,107,147       1,035,612           1,105,733

Provisions related to future federal income taxes
   and other deferred credits
   Accumulated deferred federal income tax                2,299,834       2,289,092           2,316,138
   Accumulated deferred investment tax credits              165,850         172,510             174,580
   Other deferred credits                                   100,892         147,973             150,736
                  Total deferred credits                  2,566,576       2,609,575           2,641,454

                         Total                          $14,321,204     $14,057,185         $14,020,927

The accompanying notes are an integral part of these financial statements.


                  CONSOLIDATED EDISON COMPANY OF NEW YORK, INC.
                          CONSOLIDATED INCOME STATEMENT
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                                          1997                1996
                                                          ----                ----
                                                           (Thousands of  Dollars)
Operating revenues
     Electric                                          $1,786,147        $ 1,708,146
     Gas                                                  157,623            141,121
     Steam                                                 67,258             71,074
                                                       --------------    --------------
                  Total operating revenues              2,011,028          1,920,341
                                                      ------------      ------------
Operating expenses
     Purchased power                                      337,033            334,557
     Fuel                                                 188,708            145,942
     Gas purchased for resale                              46,725             38,595
     Other operations                                     267,704            284,755
     Maintenance                                          106,229            100,530
     Depreciation and amortization                        126,389            121,273
     Taxes, other than federal income tax                 312,709            302,990
     Federal income tax                                   187,650            182,280
                                                       -------------     ------------
                  Total operating expenses              1,573,147          1,510,922
                                                       ------------      ------------
Operating income                                          437,881            409,419
Other income (deductions)
     Investment income                                      2,552              1,170
     Allowance for equity funds
           used during construction                           756                883
     Other income less miscellaneous deductions            (5,173)            (2,435)
     Federal income tax                                     2,250              2,070
                                                       --------------     ---------------
                  Total other income                          385              1,688
                                                       ---------------     ---------------
Income before interest charges                            438,266            411,107

Interest on long-term debt                                 80,330             77,956
Other interest                                              3,262              5,578
Allowance for borrowed funds
   used during construction                                  (371)             (415)
                    Net interest charges                    83,221            83,119
                                                       -------------     --------------
Net income                                                 355,045           327,988
Preferred stock dividend requirements                       (4,601)           (4,606)
Net Income for common stock                            $   350,444       $   323,382
                                                       ===========       ============

Common shares outstanding - average (000)                  235,030           234,981
Earnings per share                                     $      1.49       $      1.38
                                                       ===========       ============
Dividends declared per share of common stock           $    0.525        $      0.52
                                                       ==========        ============

Sales
     Electric (Thousands of kilowatthours)
       Con Edison customers                             11,093,900        10,633,845
       Delivery service to NYPA and others               2,311,169         2,281,224
       Service for municipal agencies                      132,588           159,037
           Total sales in service territory             13,537,657        13,074,106
       Off-system sales (A)                                839,518         1,778,475
     Gas (dekatherms)
        Firm                                            10,142,692        10,416,368
        Off-peak firm/interruptible                      4,147,786         3,793,915
            Total sales to Con Edison customers         14,290,478        14,210,283
        Transportation of customer-owned gas
            NYPA                                         6,982,038         4,741,076
            Others                                       1,954,061         1,767,555
         Off-system sales                                5,183,513           265,981
             Total sales and transportation             28,410,090        20,984,895
     Steam (Thousands of pounds)                         5,986,582         6,420,558

(A)Includes 413,552 and 926,426 thousands of kWh, respectively, subsequently purchased by the Company for sale to its customers.

The accompanying notes are an integral part of these financial statements.


                      CONSOLIDATED EDISON COMPANY OF NEW YORK, INC.
                          CONSOLIDATED INCOME STATEMENT
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                                          1997                     1996
                                                          ----                     ----
                                                            (Thousands of Dollars)
Operating revenues
     Electric                                           $ 4,283,463             $ 4,238,720
     Gas                                                    826,019                 771,413
     Steam                                                  291,708                 317,308
                                                       -------------             -------------
                  Total operating revenues                5,401,190               5,327,441
                                                       ------------             ------------
Operating expenses
     Purchased power                                      1,003,962                  960,144
     Fuel                                                   462,488                 450,219
     Gas purchased for resale                               354,845                 315,989
     Other operations                                       827,881                 848,732
     Maintenance                                            367,251                 349,480
     Depreciation and amortization                          375,073                  373,819(A)
     Taxes, other than federal income tax                   888,473                 886,500
     Federal income tax                                     305,780                 328,200
                                                       -------------            -------------
                  Total operating expenses                4,585,753               4,513,083
                                                        ------------            ------------
Operating income                                            815,437                 814,358
Other income (deductions)
     Investment income                                        6,245                   4,891
     Allowance for equity funds
            used during construction                          4,076                   2,141
     Other income less miscellaneous deductions             (12,157)                (15,108)
     Federal income tax                                       2,850                   1,140
                                                       ---------------           ---------------
                     Total other income                       1,014                   3,064
                                                       ---------------           ---------------

Income before interest charges                              816,451                 817,422

Interest on long-term debt                                  238,274                 230,431
Other interest                                               10,963                  14,059
Allowance for borrowed funds
    used during construction                                 (1,998)                 (1,006)
                Net interest charges                        247,239                 243,484
                                                        -------------           -------------
Net income                                                  569,212                 573,938
Preferred stock dividend requirements                       (13,808)                (15,249)
Gain on refunding of preferred stock                           -                     13,943(A)

Net Income for common stock                            $    555,404             $   572,632

Common shares outstanding - average (000)                   235,016                 234,972
Earnings per share                                     $       2.36             $      2.44
                                                       ============             ===========
Dividends declared per share of common stock            $     1.575              $      1.56
                                                        ===========              ===========
Sales
     Electric (Thousands of kilowatthours)
      Con Edison customers                               28,307,154              28,269,089
       Delivery service to NYPA and others                6,561,475               6,673,889
       Service for municipal agencies                       643,179                 443,264
           Total sales in service territory              35,511,808              35,386,242
       Off-system sales (B)                               1,852,366               3,047,621
    Gas (dekatherms)
        Firm                                             69,070,785              75,549,180
        Off-peak firm/interruptible                      17,567,539              14,919,496
                                                         ----------              ------------
            Total sales to Con Edison customers          86,638,324              90,468,676
        Transportation of customer-owned gas
            NYPA                                         14,350,668               4,935,631
            Others                                        5,501,464               3,649,238
         Off-system sales                                 9,944,074               7,402,439
             Total sales and transportation             116,434,530             106,455,984
     Steam (Thousands of pounds)                         20,924,098              23,743,411
(A)The gain from the  preferred  stock  refunding  was  offset by an  additional provision for depreciation.
(B)Includes 901,575 and 1,463,871 thousands of kWh,  respectively,  subsequently purchased by the Company for sale to its customers.
The accompanying notes are an integral part of these financial statements.

                                           - 7-

                  CONSOLIDATED EDISON COMPANY OF NEW YORK, INC.
                          CONSOLIDATED INCOME STATEMENT
                 FOR THE TWELVE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                                          1997                    1996
                                                          ----                    ----
                                                            (Thousands of Dollars)
Operating revenues
     Electric                                          $ 5,585,861              $ 5,471,159
     Gas                                                 1,069,676                  980,061
     Steam                                                 377,948                  404,605
                                                       -------------            -------------
                  Total operating revenues               7,033,485                6,855,825
                                                       ------------             ------------

Operating expenses
     Purchased power                                     1,316,672                1,219,503
     Fuel                                                  585,544                  568,291
     Gas purchased for resale                              457,127                  387,292
     Other operations                                    1,142,308                1,147,972
     Maintenance                                           476,586                  478,367
     Depreciation and amortization                         497,665                  490,773(A)
     Taxes, other than federal income tax                1,168,173                1,169,765
     Federal income tax                                    374,740                  386,940
                                                        ------------            -------------
                  Total operating expenses               6,018,815                5,848,903
                                                        -----------             ------------

Operating income                                         1,014,670                1,006,922
Other income (deductions)
     Investment income                                       9,678                   13,235
     Allowance for equity funds
        used during construction                             5,404                    2,544
     Other income less miscellaneous deductions            (15,796)                  (8,134)
     Federal income tax                                      2,680                     (360)
                                                        ---------------         -----------------
                    Total other income                       1,966                    7,285
                                                        ---------------         ---------------
Income before interest charges                           1,016,636                1,014,207

Interest on long-term debt                                 315,663                  307,651
Other interest                                              14,235                   20,694
Allowance for borrowed funds
    used during construction                                (2,621)                  (1,200)
                    Net interest charges                   327,277                  327,145
                                                        -------------           -------------

Net income                                                 689,359                  687,062
Preferred stock dividend requirements                      (18,418)                 (24,138)
Gain on refunding of preferred stock                            -                    13,943(A)
Net Income for common stock                            $   670,941                 $676,867

Common shares outstanding - average (000)                  235,009                  234,967
Earnings per share                                     $      2.85              $      2.88
                                                        ===========             ===========
Dividends declared per share of common stock            $    2.095              $      2.07
                                                        ==========              ===========
Sales
     Electric (Thousands of kilowatthours)
      Con Edison customers                              37,242,020               37,146,106
       Delivery service to NYPA and others               8,704,459                8,883,298
       Service for municipal agencies                      817,208                  554,768
           Total sales in service territory             46,763,687               46,584,172
       Off-system sales (B)                              2,722,099                3,690,644
     Gas (dekatherms)
        Firm                                            92,301,714               98,861,793
        Off-peak firm/interruptible                     22,954,481               19,051,789
            Total sales to Con Edison customers        115,256,195              117,913,582
        Transportation of customer-owned gas
            NYPA                                        14,382,020                8,742,285
            Others                                       6,863,348                5,164,710
         Off-system sales                               13,835,060               10,226,915
             Total sales and transportation            150,336,623              142,047,492
     Steam (Thousands of pounds)                        27,176,449               30,822,617

(A)The gain from the preferred stock refunding was offset by an additional provision for depreciation.
(B)Includes 991,468 and 1,848,447 thousands of kWh, respectively, subsequently purchased by the Company for sale to its customers.

The accompanying notes are an integral part of these financial statements.


                  CONSOLIDATED EDISON COMPANY OF NEW YORK, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                                             1997                 1996
                                                           ------                 ----
                                                                  (Thousands of Dollars)

Operating activities
     Net income                                          $  569,212             $573,938
     Principal non-cash charges (credits) to income
        Depreciation and amortization                       375,073              373,819
        Deferred recoverable fuel costs                      44,063               28,226
        Federal income tax deferred                          56,250               50,760
        Common equity component of allowance
             for funds used during construction              (3,959)              (2,021)
        Other non-cash charges                               18,968                  341
     Changes in assets and liabilities
         Accounts receivable - customers, less
             allowance for uncollectibles                       183              (68,498)
         Regulatory accounts receivable                      35,384              (39,982)
         Materials and supplies, including fuel
             and gas in storage                              24,829              (10,770)
         Prepayments, other receivables and
             other current assets                          (158,956)            (120,280)
         Enlightened Energy program costs                    21,554               16,975
         Accounts payable                                   (14,243)             (66,934)
         Accrued income taxes                               101,516              107,997
         Other - net                                       (108,006)             (31,146)
             Net cash flows from operating activities       961,868              812,425

Investing activities including construction
         Construction expenditures                         (433,661)            (478,847)
         Nuclear fuel expenditures                          (10,402)              (1,223)
         Contributions to nuclear decommissioning trust     (19,174)             (19,174)
         Common equity component of allowance
             for funds used during construction               3,959                2,021

             Net cash flows from investing activities
                 including construction                    (459,278)            (497,223)

Financing activities including dividends
         Issuance of long-term debt                         150,000              375,000
         Retirement of long-term debt                      (103,626)            (107,435)
         Advance refunding on long-term debt                 -                   (95,329)
         Advance refunding of preferred stock                -                  (316,982)
         Issuance and refunding costs                       (2,013)              (10,805)
         Common stock dividends                           (370,155)             (366,560)
         Preferred stock dividends                         (13,812)             (18,104)
             Net cash flows from financing activities
                 including dividends                      (339,606)             (540,215)

Net increase (decrease) in cash and temporary
   cash investments                                        162,984              (225,013)

Cash and temporary cash investments at January 1           106,882               342,292

Cash and temporary cash investments at September 30      $ 269,866              $117,279

Supplemental  disclosure  of cash flow  information  Cash paid during the period for:
         Interest                                        $ 247,138              $253,697
         Income taxes                                      147,387               169,755

The accompanying notes are an integral part of these financial statements.


                  CONSOLIDATED EDISON COMPANY OF NEW YORK, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                 FOR THE TWELVE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                                            1997                   1996
                                                            ----                   ----
                                                               (Thousands of Dollars)

Operating activities
     Net income                                          $  689,359             $  687,062
     Principal non-cash charges (credits) to income
        Depreciation and amortization                       497,665                490,773
        Deferred recoverable fuel costs                     (26,171)               (29,702)
        Federal income tax deferred                          46,090                 37,000
        Common equity component of allowance
             for funds used during construction              (5,212)                (2,401)
        Other non-cash charges                               28,229                  3,259
     Changes in assets and liabilities
         Accounts receivable - customers, less
             allowance for uncollectibles                    21,892                (56,890)
         Regulatory accounts receivable                      23,488                (44,818)
         Materials and supplies, including fuel
             and gas in storage                               9,094                 (5,387)
         Prepayments, other receivables and
             other current assets                           (33,559)                 1,157
         Enlightened Energy program costs                    15,143                 10,561
         Accounts payable                                    62,954                 49,170
         Accrued income taxes                                 3,338                (41,409)
         Other - net                                        (75,530)                24,312
             Net cash flows from operating activities     1,256,780              1,122,687

Investing activities including construction
         Construction expenditures                         (630,047)              (709,412)
         Nuclear fuel expenditures                          (57,884)                (5,462)
         Contributions to nuclear decommissioning trust     (21,301)                (24,499)
         Common equity component of allowance
             for funds used during construction               5,212                   2,401

          Net cash flows from investing activities
                 including construction                    (704,020)               (736,972)

Financing activities including dividends
         Issuance of long-term debt                         300,000                 503,285
         Retirement of long-term debt                      (179,715)               (109,205)
         Advance refunding of preferred stock                -                    (316,982)
         Advance refunding on long-term debt                 -                    (251,028)
         Issuance and refunding costs                        (9,688)                (11,016)
         Common stock dividends                            (492,351)              (486,385)
         Preferred stock dividends                          (18,419)               (26,992)
             Net cash flows from financing activities
                 including dividends                       (400,173)              (698,323)

Net decrease in cash and temporary cash investments         152,587               (312,608)

Cash and temporary cash investments at
    beginning of period                                     117,279                429,887

Cash and temporary cash investments at September 30        $269,866             $  117,279

Supplemental  disclosure  of cash flow  information  Cash paid during the period for:
         Interest                                           $302,720            $  317,766
         Income taxes                                        324,387               393,937

The accompanying notes are an integral part of these financial statements.


NOTES TO FINANCIAL STATEMENTS

NOTE A - Summary of Significant Accounting Policies
PSC Settlement Agreement. The New York State Public Service Commission ("PSC"), by order issued and effective May 20, 1996 in its "Competitive Opportunities" proceeding, endorsed a fundamental restructuring of the electric utility industry in New York State, based on competition in the generation and energy services sectors of the industry. The PSC, by order issued and effective September 23, 1997, approved an amended and restated settlement agreement, dated September 19, 1997, between the Company, the PSC staff and certain other parties (the "Settlement Agreement").

The Settlement Agreement provides for a transition to a competitive electric market by instituting "retail access;" a rate plan for the period ending March 31, 2002 (the "Transition"); a reasonable opportunity to recover electric "strandable costs;" the divestiture by the Company to unaffiliated third parties of at least 50 percent of its New York City electric fossil-fueled generating capacity; and, subject to shareholder and other approvals, a corporate reorganization into a holding company structure.

The "retail access" program will eventually permit all of the Company's electric customers to buy electricity from other suppliers which will be delivered through the Company's transmission and distribution systems. The Company's electric fossil-fueled generating capacity not divested to third parties will be transferred by December 31, 2002 to an unregulated affiliate of the Company. The Company's contracts with non-utility generators ("NUGs"), absent renegotiation of these contracts, will remain contractual obligations of the Company and the Company could resell electricity provided by the NUGs under the contracts in the competitive energy supply market. The Settlement Agreement does not contemplate the divestiture or transfer of the Company's Indian Point 2 nuclear generating unit. In August 1997, the PSC solicited comments as to the future treatment of nuclear generating facilities in New York.

The Company's potential electric "strandable costs" are those prior utility investments and commitments that may not be recoverable in a competitive energy supply market, including the unrecovered cost of the Company's electric generating plants, the future cost of decommissioning the Indian Point nuclear generating station and charges under contracts with NUGs. During the Transition, the Company will continue to recover its potential electric strandable costs in the rates it charges all customers, including from those customers purchasing electricity from others. Following the Transition, the Company will be given a reasonable opportunity to recover, through a non-bypassable charge to customers, remaining electric strandable costs, including a reasonable return on investments, as adjusted for net gains or losses relating to the Company's electric fossil generating capacity. For remaining fossil-related strandable costs, the recovery period will be 10 years. For remaining nuclear-related strandable costs, the recovery period will be the then-remaining life of the Company's Indian Point 2 nuclear unit (the operating license for which extends to 2013). With respect to its NUG contracts, the Company will be permitted to recover at least 90 percent of the amount, if any, by which the actual costs of its purchases under the contracts exceed market value after the Transition. Any potential NUG contract disallowance after the Transition will be limited to the lower of (i) 10 percent of the above-market costs or (ii) $300 million (net present value in 2002). The potential disallowance will be offset by the amount of NUG contract mitigation achieved by the Company after April 1, 1997 and 10 percent of the gross proceeds of generating unit sales to third parties. The Company will be permitted a reasonable opportunity to recover any costs subject to disallowance that are not offset by these two factors if it makes good faith efforts in implementing provisions of the Settlement Agreement leading to the development of a competitive electric market in its service territory and the development of an independent system operator (which is expected to administer the wholesale electric market in New York State).

Accounting Policies. As a result of the Settlement Agreement, there have been changes to certain of the accounting policies described in Note A to the Company's audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (the "Annual Report Financials ").

The Company's accounting policies conform to generally accepted accounting principles. For regulated public utilities, generally accepted accounting principles include Statement of Financial Accounting Standards ("SFAS") No. 71, "Accounting for the Effects of Certain Types of Regulation" and, in accordance with SFAS No. 71, the accounting requirements and rate making practices of the Federal Energy Regulatory Commission and the PSC.

SFAS No. 71 specifies the economic effects that result from the cause and effect relationship of costs and revenues in the rate-regulated environment and how these effects are to be accounted for by a regulated enterprise. For a number of reasons, revenues intended to cover some costs may be provided either before or after the costs are incurred. If regulation provides assurance that incurred costs will be recovered in the future, these costs would be capitalized as deferred charges under SFAS No. 71. If revenues are provided for costs that are expected to be incurred in the future, these revenues would be accrued as deferred credits under SFAS No. 71. Actions of a regulator may also reduce or eliminate the value of an asset of, or impose a liability (or eliminate a liability it imposed) on, a regulated enterprise. Authoritative accounting pronouncements that apply to enterprises in general also apply to regulated enterprises. However, enterprises subject to SFAS No. 71 are required to apply it instead of any conflicting provisions of standards in other authoritative pronouncements. If some of an enterprise's operations are regulated and meet the criteria specified in SFAS No. 71, it is applied only to that regulated portion of the enterprise's operations.

In September 1997 the Company applied the standards in SFAS No. 101, "Regulated Enterprises - Accounting for the Discontinuation of Application of FASB Statement No. 71" to the non-nuclear electric supply portion of its business that is being deregulated as a result of the Settlement Agreement (the "Deregulated Business"). The Deregulated Business includes all of the Company's fossil electric generating assets, which had a net book value of approximately $1.4 billion at September 30, 1997, including approximately $190 million relating to the Company's share of the Bowline Point and Roseton stations (which are located outside New York City and operated by other utilities). As discussed below, the application of SFAS No. 101 to the Deregulated Business had no material adverse effect on the Company's financial position or results of operations.

SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" requires certain assets to be reviewed for impairment if the carrying amount of the asset may not be recoverable, requires that assets to be disposed of be carried at the lower of net book value or fair value, and amends SFAS No. 71 to require that regulatory assets be charged to earnings if such assets are no longer considered probable of recovery. The Company has not recognized an impairment of its fossil generating assets because the estimated cash flows from the operation and/or sale of the assets together with the cash flows from the strandable cost recovery provisions of the Settlement Agreement will not be less than the net carrying amount of the generating assets.

Certain deferred charges or "regulatory assets," principally relating to future federal income taxes and certain deferred credits or "regulatory liabilities," have resulted from transactions relating or allocated to the Deregulated
Business. At September 30, 1997, regulatory assets, net of regulatory liabilities, amounted to approximately $ 1.4 billion of which approximately $275 million is attributable to the Deregulated Business. The Company has not charged against earnings any net regulatory assets because recovery of the assets is probable under the Settlement Agreement.

SFAS No. 5 "Accounting for Contingencies" requires accrual of a loss if it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company has not accrued a loss for its contracts with NUGs because it is not probable that the charges by NUGs under the contracts will exceed the cash flows from the sale by the Company of the electricity provided by the NUGs under the contracts together with the cash flows provided pursuant to the Settlement Agreement.

Additional changes to the accounting policies described in Note A to the Annual Report Financials are as follows:


      Revenues - Revenues for electric, gas and steam service are recognized on a monthly billing cycle basis. Effective April 1, 1997, the Settlement Agreement eliminated the Modified ERAM provision of the 1995 electric rate agreement. As a result, the Company is no longer reconciling revenues for the difference between the actual electric net revenues and actual number of customers to the target levels established in the 1995 electric rate agreement. In addition, effective April 1, 1997, the Settlement Agreement eliminated the Enlightened Energy and electric customer service incentives.

      Regulatory Accounts Receivable - Regulatory accounts receivable at September 30, 1997 amounted to $10 million, reflecting accruals for the partial pass-through electric fuel adjustment clause and for gas system improvement and gas customer service incentives. Effective April 1, 1997, the Settlement Agreement eliminated the Modified ERAM and the Enlightened Energy and electric customer service incentives and the regulatory accounts receivable recorded for the Modified ERAM and these incentives were, along with certain other debit and credit balances in the Company's financial statements, eliminated. The elimination of these balances had no material adverse effect on the Company's financial position or results of operations.

Note B - Contingencies

Indian Point. Nuclear generating units similar in design to the Company's Indian Point 2 unit have experienced problems that have required steam generator replacement. Inspections of the Indian Point 2 steam generators since 1976 have revealed various problems, some of which appear to have been arrested, but the remaining service life of the steam generators is uncertain. The projected service life of the steam generators is reassessed periodically in the light of the inspections made during scheduled outages of the unit. Based on the latest available data and current Nuclear Regulatory Commission criteria, the Company estimates that steam generator replacement will not be required before 2001. The Company has replacement steam generators, which are stored at the site. Replacement of the steam generators would require estimated additional expenditures of approximately $110 million (1996 dollars, exclusive of replacement power costs) and an outage of approximately four months. However, securing necessary permits and approvals or other factors could require a substantially longer outage if steam generator replacement is required on short notice.

Nuclear Insurance. The insurance policies covering the Company's nuclear facilities for property damage, excess property damage, and outage costs permit assessments under certain conditions to cover insurers' losses. As of September 30, 1997, the highest amount which could be assessed for losses during the current policy year under all of the policies was $28 million. While assessments may also be made for losses in certain prior years, the Company is not aware of any losses in such years which it believes are likely to result in an assessment.

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

Superfund. By its terms Superfund imposes joint and several strict liability, regardless of fault, upon generators of hazardous substances for resulting removal and remedial costs and environmental damages. The Company has received process or notice concerning possible claims under Superfund or similar state statutes relating to a number of sites at which it is alleged that hazardous substances generated by the Company (and, in most instances, a large number of other potentially responsible parties) were deposited. Estimates of the investigative, removal, remedial and environmental damage costs (if any) the Company will be obligated to pay with respect to each of these sites range from extremely preliminary to highly refined. Based on these estimates, the Company had accrued a liability at September 30, 1997 of approximately $22.9 million. There will be additional costs with respect to these and possibly other sites, the materiality of which is not presently determinable.

DEC Settlement. In 1994 the Company agreed to a consent order settling a civil administrative proceeding instituted by the DEC alleging environmental violations by the Company. Pursuant to the consent order, the Company has conducted an environmental management systems evaluation and an environmental compliance audit. The Company also must implement "best management practices" plans for certain facilities and undertake a remediation program at certain sites. At September 30, 1997, the Company had an accrued liability of $17.1 million for these sites. Expenditures for environmental-related capital projects in the five years 1997-2001, including expenditures to comply with the consent order, are estimated at $147 million. There will be additional costs, including costs arising out of the compliance audit, the materiality of which is not presently determinable.

Asbestos Claims. Suits have been brought in New York State and federal courts against the Company and many other defendants, wherein several hundred plaintiffs sought large amounts of compensatory and punitive damages for deaths and injuries allegedly caused by exposure to asbestos at various premises of the Company. Many of these suits have been disposed of without any payment by the Company, or for immaterial amounts. The amounts specified in all the remaining suits total billions of dollars but the Company believes that these amounts are greatly exaggerated, as were the claims already disposed of. Based on the information and relevant circumstances known to the Company at this time, it is the opinion of the Company that these suits will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

EMF. Electric and magnetic fields are found wherever electricity is used. The Company is the defendant in several suits claiming property damage resulting from EMF. The aggregate amount sought in these suits is not material. In the event, however, that a causal relationship between EMF and adverse health effects is established, or independently of any such causal determination, in the event of adverse developments in related legal or public policy doctrines, there could be a material adverse effect on the electric utility industry, including the Company.

  MANAGEMENT'S DISCUSSION AND ANALYSIS
     OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            The following discussion and analysis relates to the unaudited interim financial statements appearing in Item 1 of this Form 10-Q report and should be read in conjunction with Management's Discussion and Analysis in Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-1217). Reference is made to Note B (Contingency Note) to the financial statements in this report, which note is incorporated herein by reference.

            This report includes forward-looking statements, which are statements of future expectation and not facts. Words such as "estimates," "expects," "anticipates," "intends, "" plans," and similar expressions identify forward-looking statements. Actual results or developments might differ materially from those included in the forward-looking statements because of factors such as competition and industry restructuring, changes in economic conditions, changes in historical weather patterns, changes in laws, regulations or regulatory policies, developments in legal or public policy doctrines, technological developments and other presently unknown or unforeseen factors.

LIQUIDITY AND CAPITAL RESOURCES

            Cash and temporary cash investments were $269.9 million at September 30, 1997 compared with $106.9 million at December 31, 1996 and $117.3 million at September 30, 1996. The Company's cash balances reflect, among other things, the timing and amounts of external financing.

            In June 1997 the Company issued $150 million of five-year floating rate debentures, the interest rate on which is reset quarterly. The proceeds of this issue were used for a June 1997 prepayment of New York City property taxes and for working capital purposes. The prepayment balance at September 30, 1997 includes the unamortized portion ( $113.5 million) of the June 1997 property tax payment.

            The Company intends to issue taxable debentures to refund three series of tax-exempt debt, with an aggregate principal amount of approximately $330 million, which the Company issued through the New York State Energy Research and Development Authority: 7 1/2% 1986 A, 9 1/4% 1987 B and 7 3/4% 1989
A. The Company anticipates that it will secure substantial net present value savings from this transaction.

            The Company borrowed from banks at various times during the first nine months of 1997 at prevailing market rates. The highest amount outstanding was $165 million. No such borrowings were outstanding at September 30, 1997. In October 1997 the Company submitted a petition to the New York State Public Service Commission (PSC) for authority to enter into one or more revolving credit agreements, for amounts not to exceed $500 million, in connection with the Company's plans to establish a commercial paper program.
The PSC is expected to consider the petition in December 1997.

            Customer accounts receivable, less allowance for uncollectible accounts, amounted to $543.8 million at September 30, 1997 compared with $544.0 million at December 31, 1996 and $565.7 million at September 30, 1996. In terms of equivalent number of days of revenue outstanding, these amounts represented 25.4, 28.6 and 25.9 days, respectively.

            The regulatory accounts receivable balance of $10.0 million at September 30, 1997 represents amounts to be recovered from customers pursuant to the partial pass-through fuel adjustment clause (PPFAC), and from the incentive mechanisms of the 1994 gas rate agreement. The regulatory accounts receivable balances of $45.4 million at December 31, 1996 and $33.5 million at September 30, 1996 also represented amounts to be recovered from customers for the PPFAC and gas incentives and, in addition, included amounts relating to the electric revenue adjustment and revenue per customer mechanisms (Modified ERAM) and Enlightened Energy and customer service incentives (which were eliminated effective April 1, 1997). See "PSC Settlement Agreement" below.

            Interest coverage under the SEC formula for the 12 months ended September 30, 1997 was 4.05 times compared with 4.18 times for the year 1996 and
4.09 times for the 12 months ended September 30, 1996. The decline in interest coverage reflects a lower level of pre-tax earnings and higher interest charges.

1995 Electric Rate Agreement

            In April 1995 the New York Public Service Commission (PSC) approved a three-year electric rate agreement effective April 1, 1995. See, however, "PSC Settlement Agreement" below. For details of the 1995 electric rate agreement, including the Modified ERAM, see "Liquidity and Capital Resources - 1995 Electric Rate Agreement" in Management's Discussion and Analysis in Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

            For the second rate year of the 1995 electric rate agreement, the 12 months ended March 31, 1997, the Company's actual rate of return on electric common equity, excluding incentives, exceeded the sharing threshold of 10.81 percent, principally due to increased productivity and earnings under the revenue per customer provision (RPC) of the Modified ERAM. Pursuant to the Settlement Agreement, the balance at March 31, 1997 that was set aside for the future benefit of customers has been eliminated. See "PSC Settlement Agreement" below.

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

PSC Settlement Agreement

            The PSC, by order issued and effective May 20, 1996 in its "Competitive Opportunities" proceeding, endorsed a fundamental restructuring of the electric utility industry in New York State, based on competition in the generation and energy services sectors of the industry. The PSC, by order issued and effective September 23, 1997, approved an amended and restated settlement agreement, dated September 19, 1997, between the Company, the PSC staff and certain other parties (the "Settlement Agreement"). For more information regarding the Settlement Agreement, see the Company's Current Report on Form 8-K, dated September 23, 1997, and Note A (Summary of Significant Accounting Policies) to the financial statements in Item 1 of this Form 10-Q report.

      In October 1997, the Company, pursuant to the Settlement Agreement, requested the PSC to defer certain costs related to agreements to terminate contracts with non-utility generators (NUGs) for 42.5 megawatts of capacity.
Including these agreements, the Company has since 1993 entered into agreements to terminate NUG contracts for approximately 768 megawatts. The Company currently purchases approximately 2,100 megawatts of capacity under NUG contracts.

Nuclear Generation

            In October 1997 the Company submitted its comments objecting to recommendations for the period following 2002 included in a PSC staff white paper on nuclear generation issued in August 1997 in the PSC's Competitive Opportunities proceeding. The PSC staff concluded that nuclear plants should continue to be operated only if the "to go" or running costs (i.e., those costs that could be reduced or avoided if the plant is shut down permanently) could be recovered by the market price of electricity. The staff also expressed its belief that the sale of generating plants to third parties, preferably through an auction process, offers the greatest potential for mitigation of stranded costs and the elimination of anti-competitive subsidies. Where third party sale of nuclear units is not feasible (even where the buyer would not be liable for decommissioning and the cost of spent fuel), the PSC staff proposed an administrative valuation of the units and that recovery of "to go" or running costs be limited to the wholesale market price of power. The Company's objections to the PSC staff's recommendations related to the following issues: possible acceleration of decommissioning funding, the feasibility of decoupling operational and post-retirement responsibilities; the feasibility of selling a nuclear plant through an auction process; the limited provisions for the recovery of nuclear running costs; and the apparent lack of relationship between nuclear plant ownership and market power in New York State.

            The Settlement Agreement does not contemplate the divestiture or transfer of the Company's Indian Point 2 nuclear generating unit. The Settlement Agreement provides that after March 31, 2002, the Company will have a reasonable opportunity to recover, through a non-bypassable charge, its nuclear "strandable costs" (i.e., the remaining net book value of the Indian Point 2 unit and the balance of its decommissioning expense for Indian Point units 1 and 2) over a period ending no later than the 2013 expiration of Indian Point 2's operating license.

Gas and Steam Rate Agreements

            For details of the Company's gas rate agreements and the Company's 1994 steam rate agreement, see "Liquidity and Capital Resources - Gas and Steam Rate Agreements" in Management's Discussion and Analysis in Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

            In September 1997 the PSC approved a steam rate agreement between the Company and the PSC staff. The three-year agreement provides for a $16 million base rate increase, effective October 1, 1997. Base rates for the remainder of the term of the agreement will not be increased or decreased except in certain limited circumstances. With respect to $10.8 million eligible for future recovery under the 1994 steam rate agreement, $6.2 million will be recovered over the term of the new agreement, and $4.6 million will continue to be deferred until amortized against earnings in excess of a rate of return on steam common equity of 11.1 percent over the three-year period. Any earnings in excess of a 12.6 percent rate of return over the three-year period will be shared: 50 percent to be retained by shareholders and 50 percent to be set aside for future refund to customers. In its order approving the steam rate agreement, the PSC modified the agreement to require the Company to submit a long-range plan for the steam system in time to be considered contemporaneously with the divestiture plan in the Settlement Agreement in the Competitive Opportunities proceeding.

Year 2000 Exposure

            Many information systems have been designed to function based on years that begin with 19. The Company expects that by the year 2000 it will have adapted its systems, to the extent it considers necessary, to process years that begin with 20, and does not expect that the year 2000 issue will have a material adverse effect on its financial condition or results of operations.

                                          - 19 -
New Air Quality Standards

            In July 1997 the United States Environmental Protection Agency (EPA) adopted new ambient air quality standards for ozone and particulate matter. The New York State Department of Environmental Conservation will be required to develop an implementation plan acceptable to the EPA to attain and maintain these standards. The Company does not expect that compliance with the new ozone standard will require additional capital expenditures in excess of the approximately $150 million of capital expenditures estimated to be required for compliance with the Clean Air Act amendments of 1990. (See "Liquidity and Capital Resources - Clean Air Act Amendments" in Management's Discussion and Analysis in Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996.) Assuming that ambient air quality monitoring identifies New York City as a nonattainment area for the new particulate matter standard, the State will be required to adopt regulations to achieve compliance with the new standard. It is not expected that regulations would be issued before 2005. Depending on the requirements of the regulations, the Company's use of oil to generate electricity and steam could be affected and compliance with the regulations could require a material amount of additional capital expenditures.

Environmental Claims and Other Contingencies

            Reference is made to the notes to the financial statements included in this report for information concerning potential liabilities of the Company arising from the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (Superfund), from claims relating to alleged exposure to asbestos, and from certain other contingencies to which the Company is subject.



RESULTS OF OPERATIONS

            Net income for common stock for the third quarter of 1997 was higher than in the corresponding 1996 period by $27.1 million ($.11 a share). Net income for common stock for the nine months and 12 months ended September 30, 1997 was lower than in the corresponding 1996 periods by $17.2 million ($.08 a share) and $5.9 million ($.03 a share), respectively. These results reflect weather-related sales variations and the agreements covering the Company's electric rates.

            The  impact of  weather  on the  Company's  earnings  depends on the
Company's  rate  agreements.  The  Modified  ERAM under the 1995  electric  rate agreement removed from the Company's earnings the impact of variations in forecasted electric sales due to weather. The Modified ERAM was eliminated effective April 1, 1997. See "PSC Settlement Agreement" above. Most weather-related variations in gas sales do not affect earnings, while weather-related variations in steam sales do affect earnings.

                                                     Increases (Decreases)
                                        Three Months Ended   Nine Months Ended  Twelve Months Ended
                                        September 30, 1997   September 30, 1997 September 30, 1997
                                        Compared With        Compared With      Compared With
                                        Three Months Ended   Nine Months Ended  Twelve Months Ended
                                        September 30, 1996   September 30, 1996 September 30, 1996
                                        Amount     Percent   Amount    Percent  Amount      Percent

                                                            (Amounts in Millions)


Operating revenues                      $  90.7       4.7 %   $  73.7     1.4 % $177.7       2.6 %
Purchased power - electric and steam        2.5       0.7        43.8     4.6     97.2       8.0
Fuel - electric and steam                  42.8      29.3        12.3     2.7     17.3       3.0
Gas purchased for resale                    8.1      21.1        38.8    12.3     69.8      18.0

Operating revenues less purchased
    power, fuel and gas purchased for
    resale (Net revenues)                  37.3       2.7       (21.2)   (0.6)    (6.6)     (0.1)

Other operations and maintenance          (11.4)     (2.9)       (3.1)   (0.3)    (7.4)     (0.5)
Depreciation and amortization               5.1       4.2         1.2     0.3      6.9       1.4
Taxes, other than federal
    income tax                              9.7       3.2         2.0     0.2     (1.6)     (0.1)
Federal income tax                          5.4       2.9       (22.4)   (6.8)   (12.2)     (3.2)

Operating income                           28.5       7.0         1.1     0.1      7.7       0.8
Other income less deductions and
    related federal income tax             (1.3)    (77.2)       (2.1)  (66.9)    (5.3)     (73.0)
Net interest charges                        0.1       0.1         3.7     1.5      0.1        -

Net income                                 27.1       8.2        (4.7)   (0.8)     2.3        0.3

Preferred stock dividend
    requirements                             -         -          1.4     9.4      5.7       23.7
Gain on refunding of preferred stock         -         -        (13.9)   Large   (13.9)     Large

Net income for common stock             $  27.1      8.4 %    $ (17.2)   (3.0) %$ (5.9)      (0.9)%



Third Quarter 1997 Compared with
Third Quarter 1996

            Net revenues (operating revenues less purchased power, fuel and gas purchased for resale) increased $37.3 million in the third quarter of 1997 compared with the 1996 period. Electric and gas net revenues increased $30.6 million and $8.4 million, respectively. Steam net revenues decreased $1.7 million.

            Electric net revenues in the 1997 period, reflecting the implementation of the Settlement Agreement (including the elimination of the Modified ERAM and Enlightened Energy and customer service incentives), were higher than in the 1996 period primarily because of a short period of warmer than normal weather during the July billing cycle.

            In addition, $7.1 million of higher electric net revenues in the 1997 period can be attributed to the recognition of deferred revenues related to the Indian Point 2 refueling and maintenance outage. This increase did not affect net income because, under the accounting provisions of the agreements covering the Company's electric rates (PSC Refueling Accounting), amounts collected from customers for the estimated expenses of such outages are deferred and are recognized when the actual expenses for the outage are incurred. Also, electric net revenues for the third quarter of 1997 were higher than the corresponding period by $13.1 million for non-utility generator (NUG) capacity charge reconciliations. This increase did not affect net income because actual capacity charge expenses were matched against revenues collected from customers.

            Gas net revenues in the 1997 period reflect increased retention of net revenues from interruptible sales in accordance with the 1996 gas rate settlement agreement. Steam net revenues in the 1997 period reflect weather-related sales decreases, offset in part by a rate increase effective October 1996.

            Electric sales, excluding off-system sales, in the third quarter of 1997 compared with the 1996 period were:


                                             Millions of Kwhrs.
                                 3rd Quarter  3rd Quarter                Percent
    Description                     1997           1996    Variation   Variation

Residential/Religious              3,433          3,212     221            6.9 %
Commercial/Industrial              7,485          7,249     236            3.3 %
Other                                176            173       3            1.7 %

Total Con Edison Customers        11,094         10,634     460            4.3 %
NYPA, Municipal Agency
 and Other Sales                   2,444         2,440        4            0.2 %
Total Service Area                13,538        13,074      464            3.5 %

            For the third quarter of 1997, compared with the 1996 period, firm gas sales volume decreased 2.6 percent, off-peak firm/interruptible sales increased 9.3 percent and transportation of customer-owned gas (other than gas transported for the New York Power Authority) increased 10.6 percent. The annualized volume of small-volume (less than 3,500 dekatherms) firm transportation customers who are buying gas from third party suppliers has increased to 1,823,000 dekatherms, or 2 percent of the Company's firm gas sales, from 17,200 dekatherms at the end of 1996.

            For the third quarter of 1997, steam sales volume decreased 6.8 percent compared with the 1996 period.

            The increase in electric sales volume for the third quarter of 1997 was due primarily to a short period of warmer than normal summer weather. After adjusting for variations, primarily in weather and billing days in each period, electric sales volume in the Company's service territory increased 3.5 percent in the third quarter of 1997, firm gas sales volume decreased 2.7 percent and steam sales volume decreased 4.5 percent.

            Electric fuel costs increased $50.2 million in the 1997 period due to an increase in the unit cost of fuel and higher electric generation by the Company. Electric purchased power costs decreased in the third quarter of 1997 by $2.8 million from the 1996 period due to lower purchased volumes partially offset by higher unit costs. The variations in fuel and purchased power costs also reflect the availability of Indian Point 2, which was out of service for a refueling and maintenance outage for part of the 1997 period but was operating during the 1996 period. Steam fuel costs decreased $7.4 million due to decreased generation of steam by the Company. Steam purchased power costs were $5.3 million in the 1997 period; the Company did not purchase steam in the 1996 period. Gas purchased for resale increased $8.1 million, reflecting higher sendout partially offset by a lower unit cost of purchased gas.

            Other operations and maintenance expenses decreased $11.4 million for the third quarter of 1997 compared with the 1996 period, due primarily to lower administrative and general expenses partially offset by expenses related to the Indian Point refueling and maintenance outage (a like amount of deferred revenues was recognized under PSC Refueling Accounting).

            Depreciation and amortization increased $5.1 million in the third quarter of 1997 due principally to higher plant balances.

            Taxes, other than federal income tax, increased $9.7 million due principally to higher property taxes and revenue taxes.

             Federal   income  tax  increased   $5.4  million  for  the  quarter
reflecting higher pre-tax income.

            Other income less miscellaneous deductions for the 1997 period reflects the start-up and business development expenses of the Company's subsidiaries, Consolidated Edison Solutions, Inc. (formerly ProMark Energy, Inc.) and Consolidated Edison Development, Inc. (formerly Gramercy Development, Inc.) (the "Subsidiaries").

Nine Months Ended September 30, 1997 Compared with Nine Months Ended September 30, 1996

            Net revenues decreased $21.2 million in the first nine months of 1997 compared with the first nine months of 1996. Electric and steam net revenues decreased $18.4 million and $18.6 million, respectively, and gas net revenues increased $15.8 million.

            Electric net revenues in the 1997 period were lower than in the corresponding 1996 period due primarily to a lower allowed return on common equity and a lower level of incentive opportunities under the 1995 electric rate agreement and the implementation of the Settlement Agreement (including elimination of the Modified ERAM and Enlightened Energy and customer service incentives) for financial statement purposes effective April 1, 1997. Electric net revenues for the first nine months of 1997 were increased by $14.0 million under the revenue per customer provisions of the Modified ERAM that was in effect for the first three months of this period, compared with $42.7 million for the 1996 period. Electric net revenues for the first nine months of 1997 also include $0.9 million to reflect incentives earned under the Company's rate agreements, compared with $41.6 million for the 1996 period.

            Electric net revenues for the 1997 period were $34.5 million higher than in the 1996 period because of the recognition of deferred revenues related to the Indian Point 2 refueling and maintenance outage. This increase did not affect net income because of PSC Refueling Accounting. Electric net revenues for the 1997 period were $15.3 million higher than in the 1996 period as a result of NUG capacity charge reconciliations. This increase did not affect net income because actual capacity charge expenses were matched against revenues.

            Gas net revenues in the 1997 period reflect increased retention of net revenues from interruptible sales in accordance with the 1996 gas rate settlement agreement. Steam net revenues in the 1997 period reflect weather-related sales decreases offset in part by a rate increase effective October 1996.

            Electric sales, excluding off-system sales, in the first nine months of 1997 compared with the 1996 period were:

                                           Millions of Kwhrs.
                             Nine Months      Nine Months
                                Ended           Ended                    Percent
    Description            Sept. 30, 1997  Sept. 30, 1996   Variation  Variation

Residential/Religious         8,382              8,300           82        1.0 %
Commercial/Industrial        19,461             19,501          (40)      (0.2)%
Other                           464                468           (4)      (0.9)%
Total Con Edison Customers   28,307             28,269           38        0.1 %
NYPA Municipal Agency
 and Other Sales              7,205             7,117            88        1.2 %

Total Service Area           35,512            35,386           126        0.4 %

            For the first nine months of 1997, compared with the 1996 period, firm gas sales volume decreased 8.6 percent, off-peak firm/interruptible sales increased 17.7 percent and transportation of customer-owned gas (other than gas transported for the New York Power Authority) increased 34.3 percent. For the first nine months of 1997, steam sales volume decreased 11.9 percent from the 1996 period. The decreases in firm gas and steam sales volumes for the 1997 period were due primarily to milder than normal 1997 winter weather, whereas 1996 winter weather was colder than normal.

            After adjusting for variations, primarily weather and billing days, in each period, electric sales volume in the Company's service territory in the first nine months of 1997 increased 2.0 percent. Similarly adjusted, firm gas sales volume decreased 0.6 percent and steam sales volume decreased 1.2 percent.

            Electric fuel costs increased $42.2 million in the 1997 period due to a higher unit cost of fuel partially offset by decreased generation of electricity by the Company. Electric purchased power costs increased $20.9 million over the 1996 period due to higher unit costs. The variations in fuel and purchased power costs also reflect the availability of Indian Point 2, which was out of service for a refueling and maintenance outage for part of the 1997 period but was operating during most of the 1996 period. Steam fuel costs decreased $29.9 million due to lower sendout. Steam purchased power costs were $22.9 million in the 1997 period; the Company did not purchase steam in the 1996 period. Gas purchased for resale increased $38.8 million reflecting a higher unit cost of purchases.

            Other operations and maintenance expenses decreased $3.1 million in the first nine months of 1997 compared with the 1996 period due primarily to lower administrative and general expenses partially offset by expenses related to the Indian Point 2 refueling and maintenance outage (a like amount of deferred revenues was recognized under PSC Refueling Accounting).

            Depreciation and amortization increased $1.2 million in the 1997 period due principally to higher plant balances; an additional provision for depreciation expense of $13.9 million was recorded in the 1996 period to offset a gain on refunding of preferred stock.

            Taxes, other than federal income tax, increased $2.0 million in the first nine months of 1997 compared with the 1996 period due primarily to increased property taxes partially offset by decreased revenue and sales taxes.

            Federal income tax decreased $22.4 million in the 1997 period compared with the 1996 period reflecting lower pre-tax income.

            Other income less miscellaneous deductions for the 1997 period reflects the business development expenses of the Subsidiaries.

            Interest on long-term debt for the period ended September 30, 1997 increased $7.8 million principally as a result of new debt issues, including the issuance of subordinated debentures to refund preferred stock in March 1996.

Twelve Months Ended September 30, 1997 Compared with
Twelve Months Ended September 30, 1996

            Net revenues decreased $6.6 million in the 12 months ended September 30, 1997 compared with the 1996 period. Electric and steam net revenues decreased $6.9 million and $19.5 million, respectively. Gas net revenues increased $19.8 million.

            Electric net revenues in the 1997 period were lower compared to the 1996 period due primarily to a lower allowed return on common equity under the 1995 electric rate agreement and the implementation of the Settlement Agreement (including elimination of the Modified ERAM and Enlightened Energy and customer service incentives) for financial statement purposes effective April 1, 1997. Electric net revenues for the 12 months ended September 30, 1997 were increased by $31.0 million under the RPC provision of the Modified ERAM, compared with $50.0 million for the 1996 period. Electric net revenues for the 12 months ended September 30, 1997 include $14.5 million for incentive earnings, compared with $51.8 million for the 1996 period.

            Electric net revenues for the 1997 period were $27.8 million higher than the 1996 period because of the recognition of deferred revenues related to the Indian Point 2 refueling and maintenance outage. This increase did not affect net income because of PSC Refueling Accounting. Electric net revenues for the 1997 period were $27.7 million higher than in the 1996 period as a result of NUG capacity charge reconciliations. This increase did not affect net income because actual capacity charge expenses were matched against revenues.

            Gas net revenues in the 1997 period reflect the retention of net revenues from interruptible sales in accordance with the 1996 gas rate settlement agreement. Steam net revenues in the 1997 period reflect weather-related sales decreases offset in part by a rate increase in October 1996.

            Electric sales, excluding off-system sales, for the 12 months ended September 30, 1997 compared with the 12 months ended September 30, 1996 were:

                                     Millions of Kwhrs.
                            Twelve  Months  Twelve Months
                                Ended           Ended                    Percent
    Description            Sept. 30, 1997  Sept. 30, 1996   Variation  Variation

Residential/Religious         10,949            10,809           140       1.3 %
Commercial/Industrial         25,686            25,721           (35)     (0.1)%
Other                            607               616            (9)     (1.5)%
Total Con Edison Customers    37,242            37,146            96       0.3 %
NYPA Municipal Agency
 and Other Sales               9,522             9,438            84       0.9 %
Total Service Area            46,764            46,584           180        0.4%

            For the 12 months ended September 30, 1997, compared with the 1996 period, firm gas sales volume decreased 6.6 percent, off-peak firm/interruptible sales increased 20.5 percent and transportation of customer-owned gas (other than gas transported for the New York Power Authority) increased 32.9 percent. For the 12 months ended September 30, 1997, steam sales volume decreased 11.8 percent compared with the 1996 period.

            The decreases in firm gas and steam sales volumes for the 1997 period were due primarily to milder than normal 1997 winter weather, whereas 1996 winter weather was colder than normal. After adjustment for variations, primarily weather and billing days, in each period, electric sales volume in the Company's service territory in the 12 months ended September 30, 1997 increased
1.8 percent. Similarly adjusted, firm gas sales volume decreased 0.4 percent and steam sales volume decreased 1.3 percent.

            Electric fuel costs increased $51.0 million in the 1997 period due to a higher unit cost of fuel partially offset by decreased generation of electricity by the Company. Electric purchased power costs increased in the 1997 period by $70.6 million over the 1996 period, reflecting increased purchased volumes and unit costs. The variations in electric fuel and purchased power costs also reflect the lower availability of Indian Point 2 in the 1997 period as compared with the 1996 period. Steam fuel costs decreased $33.7 million due to decreased generation of steam by the Company, partially offset by a higher unit cost of fuel. Steam purchased power costs were $26.6 million in the 1997 period; the Company did not purchase steam in the 1996 period. Gas purchased for resale increased $69.8 million reflecting a higher unit cost of fuel.

            Other operations and maintenance expenses decreased $7.4 million in the 1997 period compared with the 1996 period. This decrease was due primarily to lower administrative and general and customer service expenses partially offset by expenses related to the Indian Point refueling and maintenance outage ( a like amount of deferred revenues was recognized under PSC Refueling Accounting).

            Depreciation and amortization increased $6.9 million in the 1997 period due principally to higher plant balances.

            Taxes, other than federal income tax, decreased $1.6 million in the 12 months ended September 30, 1997 compared with the 1996 period. Decreased revenue taxes reflecting the elimination of the New York State corporate tax surcharge were partially offset by higher property taxes.

            Federal income tax decreased $12.2 million in the 1997 period compared with the 1996 period reflecting lower pre-tax income.

            Other income less miscellaneous deductions for the 1997 period reflects the start-up and business development expenses of the Subsidiaries.

            Interest on long-term debt for the 12-month period ended September 30, 1997 increased $8.0 million principally as a result of new debt issues, including the issuance of subordinated debentures to refund preferred stock in March 1996.

PART II.    OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

TOXIC SUBSTANCES CONTROL ACT

      Reference is made to the information under the caption "TOXIC SUBSTANCES CONTROL ACT" in Part I, Item 3, Legal Proceedings in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and in Part II, Item 1, Legal Proceedings in the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997.

RATE PROCEEDINGS

      Reference is made to (i) the information under the captions "REGULATION AND RATES" in Part I, Item 1, Business, "RATE PROCEEDINGS" in Part I, Item 3, Legal Proceedings and "LIQUIDITY AND CAPITAL RESOURCES - Competition and Industry Restructuring, 1992 Electric Rate Agreement, 1995 Electric Rate Agreement, PSC Settlement Agreement, and Gas and Steam Rate Agreements" in Part I, Item 7, Management's Discussion and Analysis in the Company's Annual Report on Form 10-K for the year ended December 31, 1996; (ii) the information under the caption "RATE PROCEEDINGS" in Part II, Item 1, Legal Proceedings in the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997 and (iii) the information under the captions "LIQUIDITY AND CAPITAL RESOURCES - 1995 Electric Rate Agreement, PSC Settlement Agreement, Nuclear Generation and Gas and Steam Rate Agreements" in Part I, Item 2, Management's Discussion and Analysis in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997.

     In August 1997, the United States District Court for the Southern District of New York dismissed the suit against the Company entitled Brownsville Baptist Church, et. al. v. Consolidated Edison Company of New York, Inc. On August 29,1997, the plaintiffs filed a Notice of Appeal. The appeal is pending in the United States Court of Appeals for the Second Circuit.

SUPERFUND - CURCIO SCRAP METAL SITE

      Reference is made to the information under the caption "SUPERFUND - Curcio Scrap Metal Site" in Part I, Item 3, Legal Proceedings in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

      The groundwater studies to determine whether the soil cleanup reduced or eliminated the groundwater contamination that had been detected have been completed. On September 30, 1997, the United States Environmental Protection Agency ("EPA") issued a Record of Decision which concludes that the soil cleanup work had successfully remediated the principal threats associated with the site and requires periodic groundwater monitoring for five years. EPA estimates that the required groundwater monitoring will cost approximately $200,000. Depending on the results of the monitoring, EPA could extend the monitoring program for an additional five years or require remedial measures such as groundwater treatment or cleanup work.

SUPERFUND - METAL BANK OF AMERICA SITES

      Reference is made to the information under the caption "SUPERFUND - Metal Bank of America Sites" in Part I, Item 3, Legal Proceedings in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

      The Company does not expect that its share of the cost of the site cleanup program selected by EPA will exceed 1.48 percent.

SUPERFUND - PCB TREATMENT, INC. SITES

      Reference is made to the information under the caption "SUPERFUND - PCB Treatment, Inc. Sites" in Part I, Item 3, Legal Proceedings in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

      The EPA has indicated that more than 25 million pounds of PCB-contaminated oil, equipment and materials were shipped to the sites by over 1,500 parties. The Company has informed the EPA that it shipped approximately 2.9 million pounds of PCB-contaminated oil and equipment to the sites.

SUPERFUND - PORT REFINERY SITE

      Reference is made to the information under the caption "SUPERFUND - Port Refinery Site" in Part I, Item 3, Legal Proceedings in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

      The consent decree has been approved by the United States District Court for the Southern District of New York.

SUPERFUND - BORNE CHEMICAL SITE

      In May 1997, the Company was named as an additional third-party defendant in a private cost recovery action in the New Jersey Superior Court (Union County) under the New Jersey Spill Compensation and Spill Act for the Borne Chemical site in Elizabeth, New Jersey. Borne Chemical used the site for the processing and blending of various types of petroleum, dyes and chemical products from approximately 1917 until 1985 when it became bankrupt and abandoned the site. Between 1971 and 1981, a portion of the site was occupied by a waste transporter and oil spill cleanup contractor that did work for the Company at various times (the "Contractor").

      The third-party plaintiffs in the lawsuit were ordered by the New Jersey Department of Environmental Protection and Energy ("DEPE") to conduct emergency removal actions for the oil and chemical drums, tanks and underground piping systems at the site and to complete studies to determine the extent to which the site's soil and groundwater is contaminated. The third-party plaintiffs are seeking contribution for the more than $10 million that they expect to incur to comply with the DEPE order and for the cost of any cleanup program that DEPE may require in the future for the site's soil and groundwater.

      The Company is investigating allegations by the third-party plaintiffs that the Company returned over 1,000 empty drums to Borne Chemical containing residue of oil and chemicals that it had purchased from Borne Chemical. The Company is also investigating whether the Contractor used the site for storage or handling of any contaminated materials from work the Contractor did for the Company.

 DEC PROCEEDINGS

      Reference is made to the information under the caption "DEC Proceedings" in Part I, Item 3, Legal Proceedings in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and in Note B to the financial statements included in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997.

      In September 1997, the Company agreed to a consent order settling a civil administrative proceeding instituted by the New York State Department of Environmental Conservation ("DEC") alleging opacity violations by the Company. Pursuant to this consent order, the essential elements of the Company's existing Opacity Reduction Program were established as enforceable conditions of the operating permits that the DEC issues for the Company's facilities. The September 1997 consent order also assessed a civil penalty of $25,000, which was suspended provided that the Company complies with the order.

      In October 1997, the Company agreed to a DEC consent order with respect to oil and hazardous waste incidents occurring since November 1994. Under this consent order, the Company will survey a number of its facilities and test the integrity of underground fuel oil pipelines at the Company's major oil storage facilities. The Company also will retire several of its underground fuel oil pipelines that had been operated within New York City, In addition, the Company will pay a $385,000 penalty, $58,000 for damages and $345,000 to programs designed to benefit the environment.

      The Company does not expect the September and October 1997 consent orders to have a material adverse effect on the Company's financial position or results of operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)   EXHIBITS
Exhibit 10  The Con Edison Severance Pay Plan for Management Employees.
Exhibit 12 Statement of computation of ratio of earnings to fixed charges for the twelve-month periods ended September 30, 1997 and 1996.
Exhibit 27 Financial Data Schedule. (To the extent provided in Rule 402 of Regulation S-T, this exhibit shall not be deemed "filed", or
            otherwise   subject  to   liabilities,   or  be  deemed  part  of  a
            registration statement.)

(b)   REPORTS ON FORM 8-K
      The Company filed Current Reports on Form 8-K, dated August 29, 1997 and September 23,1997, reporting (under Item 5) certain information about the PSC Settlement Agreement (discussed in Part I, Item 2 of this report). The Company filed no other Current Reports on Form 8-K during the quarter ended September 30, 1997.

                                         SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    CONSOLIDATED EDISON COMPANY
                                         OF NEW YORK, INC.


DATE:       October 30, 1997        By:   JOAN S. FREILICH
                                          Joan S. Freilich
                                          Senior Vice President,
                                          Chief Financial Officer and
                                          Duly Authorized Officer


DATE:       October 30, 1997        By:   HYMAN SCHOENBLUM
                                          Hyman Schoenblum
                                          Vice President, Controller and
                                          Chief Accounting Officer

                                      INDEX TO EXHIBITS


                                                               SEQUENTIAL PAGE
EXHIBIT                                                        NUMBER AT WHICH
  NO.       DESCRIPTION                                        EXHIBIT BEGINS



10.         The Con Edison Severance Pay Plan for
            Management Employees.

12. Statement of computation of ratio of earnings to fixed charges for the twelve-month periods ended
            September 30, 1997 and 1996.

27.               Financial Data Schedule.  (To the extent provided
            in Rule 402 of Regulation S-T, this exhibit shall not be deemed "filed", or otherwise subject to liabilities, or be deemed part of a registration statement.)