Form 10-K
period 1997-12-31
CONSOLIDATED EDISON CO OF NEW YORK INC
filed 1998-03-27
CIK 23632

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-K


    [ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934

                 For the fiscal year ended DECEMBER 31, 1997

                                      OR

   [ ] Transition Report pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934

         For the transition period from ____________ to ____________

Commission    Exact name of registrant as     State of       I.R.S. Employer
File Number   specified in its charter        Incorporation  ID. Number
              and principal office address
              and telephone number


1-4514        Consolidated Edison, Inc.       New York       13-3965100
              4 Irving Place, New York,
              New York 10003
              (212) 460-3900

1-1217       Consolidated Edison Company     New York       13-5009340
              of New York, Inc.
              4 Irving Place, New York,
              New York 10003
              (212) 460-4600


Securities Registered Pursuant to Section 12(b) of the Act:
                                                         Name of each exchange
Title of each class                                      on which registered

Consolidated Edison, Inc.,
Common Shares ($ .10 par value)                          New York Stock Exchange

Consolidated Edison Company of New York, Inc.,
7 3/4% Quarterly Income Capital Securities (Series A     New York Stock Exchange
   Subordinated Deferrable Interest Debentures)
$5 Cumulative Preferred Stock, without par value         New York Stock Exchange
Cumulative Preferred Stock,4.65% Series C($100 par value)New York Stock Exchange


Securities Registered Pursuant to Section 12(g) of the Act:

Title of each class

Consolidated Edison Company of New York, Inc.,
Cumulative Preferred Stock, 4.65% Series D ($100 par value)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark if the disclosure of delinquent  filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      The aggregate market value of the voting stock of Consolidated Edison, Inc. ("CEI") held by non-affiliates of CEI , as of January 31, 1998, was $ 9.7 billion. Not reflected in this amount are the 62,915 CEI Common Shares ($.10 par value) held by CEI's Directors who are the only stockholders of CEI, known to CEI, who might be deemed "affiliates" of CEI. As of February 28, 1998, CEI had outstanding 235,489,650 Common Shares ($.10 par value).

      The aggregate market value of the voting stock of Consolidated Edison Company of New York, Inc. ("Con Edison") held by non-affiliates of Con Edison, as of January 31, 1998, was $153.7 million. Not reflected in this amount are the 235,489,650 issued and outstanding shares of Con Edison Common Stock ($2.50 par value), all of which are held by CEI.

                     Documents Incorporated By Reference

      Portions of the joint CEI and Con Edison Proxy Statement for their joint 1998 Annual Meetings of Stockholders, to be filed with the Commission pursuant to Regulation 14A not later than 120 days after December 31, 1997, are incorporated in Part III of this report.

                              TABLE OF CONTENTS


                                                                         Page

FILING FORMAT                                                              4

FORWARD-LOOKING STATEMENTS                                                 4

PART I

ITEM 1.         Business                                                   4
ITEM 2.         Properties                                                17
ITEM 3.         Legal Proceedings                                         19
ITEM 4.         Submission of Matters to a Vote of Security Holders       26

Executive Officers of the Registrant                                      27


PART II

ITEM 5. Market for the Registrant's Common Equity and Related
        Stockholder Matters                                               31
ITEM 6. Selected Financial Data                                           31
ITEM 7. Management's Discussion and Analysis of
        Financial Condition and Results of Operations                     32
ITEM 7A . Quantitative and Qualitative Disclosure About Market Risk       42
ITEM 8. Financial Statements and Supplementary Data                       42
ITEM 9. Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure                       None


PART III

ITEM 10.   Directors and Executive Officers of the Registrant              *
ITEM 11.   Executive Compensation                                          *
ITEM 12.   Security Ownership of Certain Beneficial Owners and Management  *
ITEM 13.   Certain Relationships and Related Transactions                  *


PART IV

ITEM 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K 64


SIGNATURES                                                                72

-------------------
*Incorporated by reference from the definitive joint proxy statement for CEI and Con Edison's Annual Meetings of Stockholders to be held on May 18, 1998.

FILING FORMAT

      This Annual Report on Form 10-K is a combined report being filed separately by two different registrants: Consolidated Edison, Inc. ("CEI") and Consolidated Edison Company of New York, Inc. ("Con Edison"). See "Corporate Structure" in Item 1. References in this report to the "Company" are to CEI and Con Edison, collectively. Con Edison makes no representation as to the information contained in this report relating to CEI and the subsidiaries of CEI other than Con Edison.

FORWARD-LOOKING STATEMENTS

      This report includes forward-looking statements, which are statements of future expectations and not facts. Words such as "expects," "anticipates," "plans" and similar expressions identify forward-looking statements. Actual results or developments might differ materially from those included in the forward-looking statements because of factors such as those discussed in "Liquidity and Capital Resources - Forward-Looking Statements" in Item 7.


PART I

ITEM 1.  BUSINESS

Contents of Item 1                                                        Page

CORPORATE STRUCTURE                                                         4
INDUSTRY SEGMENTS                                                           5
ELECTRIC OPERATIONS                                                         5
GAS OPERATIONS                                                              8
STEAM OPERATIONS                                                            9
COMPETITIVE BUSINESSES AND COMPETITION                                      9
CAPITAL REQUIREMENTS AND FINANCING                                         10
FUEL SUPPLY                                                                10
REGULATION AND RATES                                                       12
ENVIRONMENTAL MATTERS AND RELATED LEGAL PROCEEDINGS                        13
GENERAL                                                                    14
EMPLOYEES                                                                  14
RESEARCH AND DEVELOPMENT                                                   14
OPERATING STATISTICS                                                       15


CORPORATE STRUCTURE

      CEI, incorporated in New York State in 1997, became the holding company for Con Edison on January 1, 1998. See Item 4. CEI has other subsidiaries.
See "Competitive Businesses and Competition," below.

      Con Edison, incorporated in New York State in 1884, provides electric service in all of New York City (except part of Queens) and most of Westchester County, an approximately 660 square mile service area with a population of more than 8 million. It also provides gas service in Manhattan, The Bronx and parts of Queens and Westchester, and steam service in part of Manhattan. The New York Power Authority ("NYPA") supplies electricity to state and municipal customers within Con Edison's service area through Con Edison's facilities. By not later than December 31, 2001 all of Con Edison's electric customers will be eligible to purchase electricity from suppliers other than Con Edison. Since 1996, all of Con Edison's gas customers have been eligible, either individually or by aggregating their demand with other customers, to purchase gas from suppliers other than Con Edison. See "Liquidity and Capital Resources - Competition and Industry Restructuring and PSC Settlement Agreement " in Item 7 and "Challenges to Settlement Agreement" in Item 3.

INDUSTRY SEGMENTS

      In 1997,  electric,  gas and steam  operating  revenues were 79.1 percent,
15.4 percent and 5.5 percent, respectively, of Con Edison's operating revenues. For information on operating revenues, expenses and income for the years ended December 31, 1997, 1996 and 1995, and assets at those dates, relating to Con Edison's electric, gas and steam operations, see Note J to the financial statements in Item 8. For information about changes to the Company's business, see "Liquidity and Capital Resources - Competition and Industry Restructuring and PSC Settlement Agreement" in Item 7, "Challenges to Settlement Agreement" in Item 3 and "Competitive Businesses and Competition," below.

ELECTRIC OPERATIONS

      ELECTRIC SALES.  Electric  operating revenues were $5.6 billion in 1997 or
79.1 percent of Con Edison's operating revenues. The percentages were 79.6 and 82.5, respectively, in the two preceding years. Electricity sales in Con Edison's service area in 1997, including usage by customers served by NYPA and the New York City and Westchester County municipal electric agencies, but excluding off-system sales, increased 1.1 percent from 1996, after increasing
0.8 percent and 0.7 percent, respectively, in the two preceding years. After adjusting for variations, principally weather and billing days, electricity sales volume increased 1.8 percent in 1997, 0.9 percent in 1996 and 1.2 percent in 1995. Weather-adjusted sales represent Con Edison's estimate of the sales that would have been made if historical average weather conditions had occurred.

      In 1997, 79.6 percent of the electricity delivered in Con Edison's service area was sold by Con Edison to its customers, and the balance was delivered to customers of NYPA and municipal electric agencies. Of Con Edison's sales, 29.3 percent was to residential customers, 66.9 percent was to commercial customers,
2.1 percent was to industrial customers and the balance was to railroads and public authorities.

      For further information about amounts of electric energy sold, see "Operating Statistics," below.

      For information about changes to Con Edison's electric operations, see "Changes," below.

      ELECTRIC SUPPLY. Con Edison either generates the electric energy it sells, purchases the energy from other utilities or non-utility generators ("NUGs", sometimes referred to as independent power producers or "IPPs") pursuant to long-term firm power contracts or purchases non-firm economy energy.

      The sources of electric energy generated and purchased during the years 1993-1997 are shown below:

                         1993         1994        1995        1996        1997

Generated:
Fossil-Fueled*           35.5%       30.9%       30.1%       22.7%       29.6%
Nuclear (Indian Point 2) 14.8%       18.4%       10.8%       17.7%        7.3%
Total Generated          50.3%       49.3%       40.9%       40.4%       36.9%

Firm Purchases:
 NYPA                     6.0%        1.3%        1.3%        2.0%        2.1%
 Hydro-Quebec             4.3%        4.8%        5.8%        6.0%        2.4%
 Non-Utility Generators  11.9%       12.9%       29.9%       29.5%       35.9%
Other Purchases*         27.5%       31.7%       22.1%       22.1%       22.7%
Total Purchased          49.7%       50.7%       59.1%       59.6%       63.1%

Generated & Purchased     100%        100%        100%        100%        100%
-----
* For 1995 - 1997, includes electricity generated for others. See "Gas Conversions" and "Operating Statistics", below.

      For further information about amounts of electric energy generated and purchased, see "Operating Statistics," below. For information about Con Edison's purchases of electric energy, see "NYPA," "Hydro-Quebec," "Non-Utility Generators," "New York Power Pool" and "Gas Conversions," below.

       For information about changes to Con Edison's electric operations, see "Changes," below.


      ELECTRIC PEAK LOAD AND CAPACITY. The electric peak load in Con Edison's service area occurs during the summer air conditioning season. On July 15, 1997, the one-hour peak load was 11,013 thousand kilowatts (MW) which is the record peak load for the service area. The 1997 peak load included an estimated 9,350 MW for Con Edison's customers and 1,663 for NYPA's customers and municipal electric agency customers. The 1997 peak, if adjusted to historical design weather conditions, would have been 11,200 MW, 250 MW higher than the peak in 1996 when similarly adjusted. Con Edison estimates that, under design weather conditions, the 1998 service peak load would be 11,375 MW, including 9,610 MW for Con Edison's customers. "Design weather" for the electric system is a standard to which the actual peak load is adjusted for evaluation.

      The capacity resources available to Con Edison's service area at the time of the system peak in the summer of 1997 totaled (before outages) 13,967 MW, of which 10,234 MW represented net available generating capacity (including the capacity of NYPA's Poletti and Indian Point 3 units) and 3,733 MW represented net firm purchases by Con Edison and NYPA. Con Edison expects to have sufficient electric capacity available to meet the requirements of its customers in 1998. For information about Con Edison's capacity reserve margin, see "New York Power Pool," below.

      For  information   about  Con  Edison's   generating,   transmission   and
distribution facilities, see "Electric Facilities" in Item 2.

      For information about to changes to Con Edison's electric operations, see "Changes," below.

      CHANGES. For information about changes to Con Edison's electric operations resulting from a transition to a competitive electric market, see "Liquidity and Capital Resources - Competition and Industry Restructuring and PSC Settlement Agreement" in Item 7, "Electric Facilities - Generating Facilities" in Item 2 and "Challenges to Settlement Agreement" in Item 3.

      Pursuant to a September 1997 settlement agreement (the "Settlement Agreement") in the "Competitive Opportunities" proceeding of the New York State Public Service Commission ("PSC"), all of Con Edison's customers will be eligible to purchase electricity from other suppliers, including subsidiaries of CEI other than Con Edison, by December 31, 2001. Con Edison remains obligated to serve as the "provider of last resort" for customers that, for whatever reason, do not have another supplier of electricity. In a plan to divest electric generating capacity submitted to the PSC in March 1998 (see "Electric Facilities
- Generating Facilities" in Item 2), Con Edison proposed to meet its continuing obligations to supply electricity following divestiture through purchases of electricity in a competitive wholesale market. To assure adequate supply resources prior to the development of that market, Con Edison proposed, through 2002, to make short-term capacity purchases and to obtain commitments from purchasers of Con Edison's divested capacity to make capacity available.

      NYPA. NYPA supplies its customers in Con Edison's service area with electricity from its Poletti fossil-fueled unit in Queens, New York, its Indian Point 3 nuclear unit in Westchester County and other NYPA sources. Electricity is delivered to these NYPA customers through Con Edison's transmission and distribution facilities, and NYPA pays a delivery charge to Con Edison.

      Con Edison purchases portions of the output of Poletti and Indian Point 3 on a firm basis. Con Edison also purchases firm capacity from NYPA's Blenheim-Gilboa pumped-storage generating facility in upstate New York. Con Edison and NYPA also sell to each other energy on a non-firm basis.

      HYDRO-QUEBEC. Con Edison has an agreement with NYPA to purchase, through a contract between NYPA and Hydro-Quebec (a government-owned Canadian electric utility), 780 MW of firm power and energy during the months of April 1998 through October 1998 (the "Diversity Contract"). The amount and price of a "basic amount" of energy Con Edison is entitled to purchase is subject to negotiation with Hydro-Quebec and approval by the National Energy Board of Canada (a Canadian regulatory agency). In accordance with the Diversity Contract, Con Edison can also purchase additional energy which it would be obligated to return to Hydro-Quebec by April 1999. Hydro-Quebec and Con Edison have agreed to extend the Diversity Contract on substantially the same terms for 400 MW of firm power and energy during the April-through-October periods of 1999 through 2003.


      NON-UTILITY GENERATORS. Federal and state regulations encourage competition in the market for generation of electric power. These laws generally require electric utilities to purchase electric power from and sell electric power to qualifying NUGs. The Federal Energy Regulatory Commission has issued rules requiring utilities to purchase electricity from qualifying facilities at a price equal to the purchasing utility's "avoided cost." For information about Con Edison's contracts with NUGs, see "Liquidity and Capital Resources -
Competition and Industry Restructuring and PSC Settlement Agreement - Recovery of Prior Investments and Commitments " in Item 7 and Note G to the financial statements in Item 8.

      NEW YORK POWER POOL. Con Edison and the other major electric utilities in New York State, including NYPA, are currently members of the New York Power Pool. The primary purpose of the Power Pool is to coordinate planning and operations so as to better assure the reliability of the State's interconnected electric systems. As a member of the Power Pool, Con Edison is required to maintain its capacity resources (net generating capacity and net firm purchases) at a minimum reserve margin of 18% above its peak load, and to pay penalties if it fails to maintain the required level. Con Edison met the reserve requirement in 1997 and expects to meet it in 1998. For information about a plan to restructure the wholesale electric market in New York State, see "Liquidity and Capital Resources - Competition and Industry Restructuring" in Item 7.


      MUNICIPAL ELECTRIC AGENCIES. Westchester County and New York City maintain municipal electric agencies to purchase electric energy, including hydroelectric energy from NYPA. Con Edison has entered into agreements with the County and City agencies whereby Con Edison is delivering interruptible hydroelectric energy from NYPA's Niagara and St. Lawrence projects to electric customers designated by the agencies. These agreements may be terminated by either party upon either one year's prior notice or, in certain circumstances, upon 10 days' notice. A similar agreement, covering energy from NYPA's Fitzpatrick nuclear plant, provides for termination in 2010. For information on the amount of energy delivered, see "Operating Statistics," below.


      GAS CONVERSIONS. Con Edison has, for a fee, generated electric energy for others using as boiler fuel the gas that they provided. The amounts so generated represented 2.3 percent, 3.8 percent and 7.0 percent, respectively, of the electric energy generated and purchased by Con Edison in 1997, 1996 and 1995. Con Edison has purchased a substantial portion of this energy for sale to its customers. See "Operating Statistics," below.

GAS OPERATIONS


      GAS SALES. Gas operating revenues in 1997 were $1.1 billion or 15.4 percent of Con Edison's operating revenues. The percentages were 14.6 and 12.4, respectively, in the two preceding years.

      All of Con Edison's gas customers, either individually (at least 3,500 dekatherms per annum) or by aggregating their demand with other customers (at least 5,000 dekatherms per annum), became eligible in 1996 to purchase gas directly from suppliers other than Con Edison. Regardless of whether Con Edison or another supplier sells the gas to customers in Con Edison's service area, the gas is distributed to the customers through Con Edison's system of distribution mains and service lines. The customers pay Con Edison a fee (reflecting Con Edison's costs and a rate of return on its investment in the gas system) for distributing the gas. Con Edison sells gas to its firm gas customers at Con Edison's cost. Con Edison shares with its firm gas customers net revenues (operating revenues less the cost of gas purchased for resale) from interruptible gas sales, off-system sales and other "non-core" transactions.

      Gas sales volume to firm customers decreased 6.2 percent in 1997 from the 1996 level. After adjusting for variations, principally weather, firm gas sales volume to these customers decreased 0.8 percent. Including sales to interruptible and off-system customers, actual sales volume increased 0.1 percent in 1997. Transportation of customer-owned gas (other than for NYPA), which comprised approximately 5.4 percent of the gas Con Edison sold to or transported for customers in 1997, increased 68.9 percent in 1997. Net revenues from off-system sales transactions (such as releases of pipeline capacity and bundled sales of gas and ancillary services) were $15.2 million in 1997, compared to $14.4 million in 1996.

      In September 1997, the PSC issued for comment a PSC staff report recommending that all New York State gas utilities terminate their gas supply or "merchant" functions within five years. The PSC is expected to issue an order in 1998 addressing the PSC staff's recommendation and the stranded cost, reliability and provider of last resort issues that it raises.

      For information about Con Edison's current gas rate agreement, see "Liquidity and Capital Resources - Gas and Steam Rate Agreements" in Item 7. For Information about Con Edison's gas facilities, see "Gas Facilities" in Item 2. For information on the quantities of gas sold, transported for others and used by Con Edison as boiler fuel to generate electricity and steam, see "Operating Statistics" and "Fuel Supply," below.


      GAS REQUIREMENTS. Firm demand for gas in Con Edison 's service area peaks during the winter heating season. The design criteria for Con Edison's gas system assume severe weather conditions that have not occurred in the service area since 1934. Under these criteria, Con Edison estimates that the requirements to supply its firm gas customers, together with the minimum amount essential for its electric and steam systems, would amount to 71,100 thousand dekatherms (mdth) of gas during the 1997/98 winter heating season and that gas available to Con Edison would amount to 92,400 mdth. For the 1998/99 winter, Con Edison estimates that the requirements would amount to approximately 70,911 mdth and that the gas available to Con Edison would amount to approximately 92,400 mdth. As of March 15, 1998, the 1997/98 winter peak day sendout to Con Edison 's customers was 665 mdth, which occurred on March 12, 1998. Con Edison estimates that, under the design criteria, the peak day requirements for firm customers during the 1998/99 winter season would amount to approximately 858 mdth and expects that it would have sufficient gas available to meet these requirements.

      GAS SUPPLY. Con Edison has contracts for the purchase of firm transportation and storage services with seven interstate pipeline companies. Con Edison also has contracts with seventeen pipeline and non-pipeline suppliers for the firm purchase of natural gas. Con Edison also has interruptible gas purchase contracts with numerous suppliers and interruptible gas transportation contracts with interstate pipelines. Con Edison expects to have sufficient gas supply to meet the requirements of its customers in 1998.

STEAM OPERATIONS

      STEAM SALES. Con Edison sells steam in Manhattan south of 96th Street, mostly to large office buildings, apartment houses and hospitals. In 1997, steam operating revenues were $391.8 million or 5.5 percent of Con Edison's operating revenues. The percentages were 5.8 and 5.1, respectively, in the two preceding years. Steam sales volume decreased 8.6 percent in 1997 from the 1996 level. After adjusting for variations, principally weather, steam sales decreased 1.0 percent. For information about Con Edison's current steam rate agreement, see "Liquidity and Capital Resources - Gas and Steam Rate Agreements" in Item 7.

      STEAM SUPPLY. 38.8 percent of the steam sold by Con Edison in 1997 was produced in Con Edison's electric generating stations, where it is first used to generate electricity. 16.0 percent of the steam sold by Con Edison in 1997 was purchased from a NUG. The remainder was produced in Con Edison's steam-only generating units. For information about Con Edison 's steam facilities, see "Steam Facilities" in Item 2.

      STEAM PEAK LOAD AND CAPABILITY. Demand for steam in Con Edison 's service area peaks during the winter heating season. The one-hour peak load during the winter of 1997/98 (through March 15, 1998) occurred on March 12, 1998 when the load reached 8.5 million pounds. Con Edison estimates that for the winter of 1998/99 the peak demand of its steam customers would be approximately 12.3 million pounds per hour under design criteria, which assume severe weather.

      On December 31, 1997, the steam system had the capability of delivering about 13.2 million pounds of steam per hour. This figure does not reflect the unavailability or reduced capacity of generating facilities resulting from repair or maintenance. Con Edison estimates that, on a comparable basis, the system will have the capability to deliver approximately 13.2 million pounds of steam per hour in the 1998/99 winter.

COMPETITIVE BUSINESSES AND COMPETITION

      CEI has  subsidiaries  other than Con  Edison.  These  other  subsidiaries engage in competitive businesses and may encounter different, and perhaps greater, risks than those involved in the utility business of Con Edison. Consolidated Edison Solutions, Inc. ("Con Edison Solutions"), formerly ProMark Energy, Inc., is a full-service energy company providing wholesale and retail electricity and natural gas sales, as well as energy-related products and services. Consolidated Edison Development, Inc. ("Con Edison Development"), formerly Gramercy Development, Inc., invests in energy infrastructure development projects and markets technical services worldwide. CEI's investment in Con Edison Development and Con Edison Solutions was approximately $92.1 million as of December 31, 1997. Start-up and business development expenses resulted in a net after-tax loss of approximately $9.6 million for these subsidiaries in 1997. Consolidated Edison Energy, Inc. ("Con Edison Energy") and Consolidated Edison Communications, Inc. ("Con Edison Communications") recently commenced operations. Con Edison Energy is expected to invest in, operate and market the output of , electric energy supply facilities in the United States and provide specialized wholesale energy services in the electric power and natural gas markets. Con Edison Communications is expected to own, lease, operate or invest in facilities used for telecommunications or otherwise compete in the telecommunications industry. CEI may establish other subsidiaries from time to time. CEI expects to invest $300 million in 1998 and 1999 in its subsidiaries other than Con Edison.

      See   "Liquidity  and  Capital   Resources  -  Competition   and  Industry
Restructuring" in Item 7.

CAPITAL REQUIREMENTS AND FINANCING

      For information about the Company's capital requirements and financing, the refunding of certain securities and Con Edison's securities ratings, see "Liquidity and Capital Resources" in Item 7. In March 1998, the PSC approved the $1 billion repurchase of CEI Common Shares ($.10 par value) discussed in "Liquidity and Capital Resources - Stock Repurchase" in Item 7.

      Securities ratings assigned by rating organizations are expressions of opinion and are not recommendations to buy, sell or hold securities. A securities rating is subject to revision or withdrawal at any time by the assigning rating organization. Each rating should be evaluated independently of any other rating.

FUEL SUPPLY


      GENERAL. In 1997, 22.7 percent of the electricity supplied to Con Edison's customers was obtained through economy purchases of energy produced from a variety of fuels. Of the remaining 77.3 percent, which was either obtained through firm purchases of energy or generated by Con Edison, oil was used to generate 7.6 percent of the electricity, natural gas 57.9 percent, nuclear power
8.5 percent, hydroelectric power 2.4 percent, and refuse 0.9 percent. In 1997, Con Edison used oil to produce 44.0 percent, and gas to produce 40.0 percent, of the steam supplied to Con Edison's customers. The remaining 16.0 percent was purchased by Con Edison from a NUG. For information about changes to Con Edison's electric operations, see "Electric Operations - Changes," above.

      A comparison of the cost, in cents per million Btu, of fuel used by Con Edison to generate electricity and steam (excluding electricity generated for others as described under "Gas Conversions," above) during the years 1993-1997 is shown below:

                  1993        1994        1995        1996        1997
Residual Oil       352         316         316         441         416
Distillate Oil     499         467         399         465         490
Natural Gas        288         255         253         324         307
Nuclear             37          42          51          50          51
Weighted Average   243         206         223         255         292

      Con Edison is prohibited from using fuels that do not conform to the requirements of the New York State air pollution control code and, in the case of its in-City plants, the New York City air pollution control code. In the City, Con Edison is not permitted to burn coal or to burn residual fuel oil having a sulfur content of more than 0.3 percent.


      RESIDUAL OIL. Based on anticipated consumption rates, Con Edison has an adequate supply of residual fuel oil for its generating stations and Con Edison's shares of generating capacity at the Roseton and Bowline Point stations jointly-owned by Con Edison and other utilities. See "Electric Facilities" in
Item 2. Oil consumption rates vary widely from month to month. The oil burned at Con Edison facilities in 1997, including Con Edison's shares of generating capacity at Roseton and Bowline Point, totaled 8.2 million barrels. Con Edison has contracts for oil supply and has options for additional oil supply sufficient to cover all of its expected requirements for residual oil through September 1998. Con Edison anticipates covering the balance of its 1998 requirements through new contracts, exercise of existing contract options and purchases on the spot market.


      NATURAL GAS. During 1997, Con Edison burned approximately 122,000 mdth of gas for the production of electricity and steam, including 12,400 mdth attributable to Con Edison's share of generating capacity at the Roseton and Bowline Point stations and 9,700 mdth of gas provided by others. See "Electric Operations - Gas Conversions," above. Con Edison expects to continue to have substantial amounts of gas available in 1998 for the production of electricity and steam for its customers.

      DISTILLATE OIL. Con Edison's estimated 1998 requirements for distillate oil for gas turbine fuel are about 500,000 barrels. Con Edison expects to be able to satisfy these requirements through purchases on the spot market.

      COAL. Con Edison does not burn coal. In 1983, the New York State Department of Environmental Conservation (DEC) ruled on an application by Con Edison for permission to convert three electric generating units, Ravenswood 3 in Queens and Arthur Kill 2 and 3 on Staten Island, to coal-burning. The DEC ruled that Con Edison would be permitted to burn coal at each location only if flue gas desulfurization (FGD) systems were installed. Con Edison's studies showed that it would not be economical to pursue coal conversion with FGD systems.

      NUCLEAR FUEL. The nuclear fuel cycle for power plants like Indian Point 2 consists of (1) mining and milling of uranium ore, (2) chemically converting the uranium in preparation for enrichment, (3) enriching the uranium, (4) fabricating the enriched uranium into fuel assemblies, (5) using the fuel assemblies in the generating station and (6) storing the spent fuel.

      Con Edison has contracts covering all of its expected requirements for uranium for the planned 1999 and 2001 refuelings of Indian Point 2. Con Edison has contracts covering most of its expected requirements for conversion for the 2001 refueling. Arrangements are expected to be completed in 1998 for the additional conversion required for the expected 2001 refueling. Con Edison has contracts covering most of its expected requirements for uranium enrichment services and all of its expected requirements for fuel fabrication services through the expiration of Indian Point 2's operating license in 2013.

     For additional information about Indian Point 2, see "Electric Facilities - Generating Facilities" in Item 2, "Liquidity and Capital Resources - Nuclear Generation" in Item 7 and "Nuclear Decommissioning" and "Nuclear Fuel" in
Note A to the financial statements in Item 8.

      The United States Department of Energy ("DOE") has defaulted on its obligations under statute and contracts with Con Edison and other utilities that required the DOE to start disposing of the utilities' spent nuclear fuel no later than January 1998. The utilities are continuing to seek judicial enforcement of DOE's statutory and contractual obligations. Con Edison estimates that it has adequate on-site capacity until 2005 for interim storage of its spent nuclear fuel and that, absent regulatory or technological developments, additional storage facilities will then be needed. If the additional storage facilities were not available, Con Edison would be required to curtail the operation of Indian Point 2.

      Con Edison, along with other utilities, is currently participating in a private spent fuel storage initiative, which seeks to license and build an interim, commercial, spent nuclear fuel storage facility by 2002. The proposed site is on the Skull Valley Goshute Indian Reservation in Utah. Each participant contributed approximately $1 million for engineering, licensing and legal studies for the preparation of a license application submitted to the Nuclear Regulatory Commission in 1997.

      Con Edison disposes of low-level radioactive wastes ("LLRW") generated at Indian Point at the licensed disposal facility located in Barnwell, South Carolina. Under the 1985 Federal Low Level Radioactive Waste Amendments Act, New York State was required by January 1996 to provide for permanent disposal of all LLRW generated in the state. New York State has not provided for such disposal. Con Edison expects that it will be able to provide for such storage of LLRW as may be required until New York State establishes a storage or disposal facility or adopts some other LLRW management method.

REGULATION AND RATES


      GENERAL.  CEI is a "public  utility  holding  company"  under  the  Public
Utility Holding Company Act of 1935 (the "1935 Act"). The staff of the Securities and Exchange Commission ("SEC"), which administers the 1935 Act, has recommended, and several bills have been introduced in Congress that would accomplish, the repeal of the 1935 Act. CEI is exempt from all provisions of the 1935 Act, except Section 9(a)(2) (which requires SEC approval for a direct or indirect acquisition of 5 percent or more of the voting securities of any other electric or gas utility company) on the basis that CEI and Con Edison are each organized and carry on their utility businesses substantially in the State of New York and that neither derives any material part of its income from a public utility company organized outside of the State of New York. This exemption is available even though CEI subsidiaries that are neither an "electric utility company" nor a "gas utility company" under the 1935 Act will engage in interstate activities. To maintain this exemption, CEI must file an exemption statement with the SEC each year prior to March 1. The exemption may be revoked by the SEC if a substantial question of law or fact exists as to whether CEI is within the parameters of the exemption, or if it appears that the exemption may be detrimental to the public interest or the interest of investors or consumers.

      The New York State Public Service Commission ("PSC") regulates, among other things, Con Edison's electric, gas and steam rates, the siting of its transmission lines and the issuance of its securities. Certain activities of Con Edison are subject to the jurisdiction of the Federal Energy Regulatory Commission. The Nuclear Regulatory Commission regulates Con Edison's Indian Point 2 and its retired Indian Point 1 nuclear units. In addition, various matters relating to the construction and operation of Con Edison's facilities are subject to regulation by other governmental agencies. For information about changes in regulation affecting the Company, see "Liquidity and Capital Resources - Competition and Industry Restructuring and PSC Settlement Agreement " in Item 7 and "Challenges to Settlement Agreement" in Item 3.

      CEI is not subject to regulation by the PSC, the Federal Energy Regulatory Commission or the Nuclear Regulatory Commission, except to the extent that the rules or orders of these agencies impose restrictions on CEI's relationships with Con Edison or Con Edison's relationships with CEI's other subsidiaries. See "Liquidity and Capital Resources - PSC Settlement Agreement - Corporate Structure" in Item 7.


      ELECTRIC, GAS and STEAM RATES. Con Edison's electric, gas and steam rates are among the highest in the country. For information about Con Edison's rates, see "Liquidity and Capital Resources - PSC Settlement Agreement and Gas and Steam Rate Agreements" in Item 7 and "Challenges to Settlement Agreement" in
Item 3.


      STATE ENERGY PLAN. In October 1994, the New York State Energy Planning Board, released its most recent State Energy Plan. The plan is designed to provide "an intelligent framework for evaluating the proper course for energy policy, environmental protection and economic development . . . to assure that New Yorkers will have a safe, affordable and reliable supply of energy that will promote future economic growth and protect our environment." Under New York State law, any energy-related decisions of State agencies must be reasonably consistent with the plan. Although the Energy Planning Board had announced that a new plan would be issued during 1997, the new plan has not yet been issued.

ENVIRONMENTAL MATTERS AND RELATED LEGAL PROCEEDINGS

      GENERAL. During 1997, Con Edison's's capital expenditures for environmental protection facilities and related studies were approximately $43 million. The Company estimates that such expenditures will amount to approximately $49 million in 1998 and $35 million in 1999. These amounts include capital expenditures in 1998 and 1999 required to comply with the Federal Clean Air Act amendments of 1990 and a 1994 consent decree with the New York State Department of Environmental Conservation. See "Liquidity and Capital Resources - Air Quality" in Item 7 and "Environmental Matters - DEC Settlement" in Note F to the financial statements in Item 8.

      INDIAN POINT. The Company believes that a serious accident at its Indian Point 2 nuclear unit is extremely unlikely, but despite substantial insurance coverage, the losses to the Company in the event of a serious accident could materially adversely affect the Company's financial position and results of operations. For information about Indian Point 2 and Con Edison's retired Indian Point 1 nuclear unit, see "Electric Operations" and "Fuel Supply - Nuclear Fuel" above, "Water Quality" below, "Electric Facilities - Generating Facilities" in
Item 2, "Liquidity and Capital Resources - Capital Requirements and Nuclear Generation " in Item 7 and Notes A and F to the financial statements in Item 8.

      SUPERFUND. The Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (Superfund) by its terms imposes joint and several strict liability, regardless of fault, upon generators of hazardous substances for resulting removal and remedial costs and environmental damages. In the course of Con Edison's operations, materials are generated that are deemed to be hazardous substances under Superfund. These materials include asbestos and dielectric fluids containing polychlorinated biphenyls (PCBs). Other hazardous substances are generated in Con Edison's operations or may be present at Con Edison locations. Also, hazardous substances were generated at the manufactured gas plants which Con Edison and its predecessor companies used to operate. For additional information about Superfund, see "Superfund" in Item 3 and "Environmental Matters - Superfund Claims" in Note F to the financial statements in Item 8.

      ASBESTOS. Asbestos is present in numerous Con Edison facilities. For information about asbestos, see "Environmental Matters - Asbestos Claims" in Note F to the financial statements in Item 8 and "Gramercy Park" and "Asbestos Litigation" in Item 3.

      TOXIC SUBSTANCES CONTROL ACT. Virtually all electric utilities, including Con Edison, own equipment containing PCBs. PCBs are regulated under the Federal Toxic Substances Control Act of 1976. Con Edison has reduced substantially the amount of PCBs in electrical equipment it uses, including transformers located in or near public buildings.

      AIR QUALITY. For information about the Federal Clean Air Act amendments of 1990 and ambient air quality standards for ozone and particulate matter, see "Liquidity and Capital Resources - Air Quality" in Item 7. For information about divestiture of Con Edison's in-City generating capacity, see "Liquidity and Capital Resources - PSC Settlement Agreement" in Item 7 and "Electric Facilities
- Generating Facilities" in Item 2.

      The New York City air pollution control code contains limitations on the allowable sulfur content of fuels and on emissions of sulfur dioxide, particulate matter, oxides of nitrogen and various trace elements. Certain provisions of the code, specifically those pertaining to standards for emissions of nitrogen oxides, may be impracticable to meet at some of Con Edison's generating stations located in New York City unless variances or other relief from such provisions are granted. Revision of the code is not expected. These code provisions, which have existed since the early 1970's, have not had, and are not expected to have, a material adverse effect on Con Edison's operations.

      WATER QUALITY. The Federal Clean Water Act provides for effluent limitations, to be implemented by a permit system, to regulate the discharge of pollutants, including heat, into United States waters. In 1981, Con Edison entered into a settlement with the United States Environmental Protection Agency ("EPA") and others that relieved Con Edison for at least 10 years from a proposed regulatory agency requirement that, in effect, would have required that cooling towers be installed at the Bowline Point, Roseton and Indian Point units. In return Con Edison agreed to certain plant modifications, operating restrictions and other measures and surrendered its operating license for a proposed pumped-storage facility that would have used Hudson River water.

      In September 1991, after the expiration of the 1981 settlement, three environmental interest groups commenced litigation challenging the permit status of the units pending renewal of their discharge permits, which expired in
October 1992. Under a consent order settling this litigation, certain restrictions on the units' usage of Hudson River water have been imposed on an interim basis. Permit renewal applications were filed in April 1992, after which the New York State Department of Environmental Conservation ("DEC") determined that Con Edison must submit a draft environmental impact statement ("DEIS") to provide a basis for determining new permit conditions. The preliminary DEIS, submitted in July 1993, includes an evaluation of the costs and environmental benefits of potential mitigation alternatives, one of which is the installation of cooling towers . Con Edison has been participating with the DEC and several environmental groups in reviewing the preliminary DEIS. A revised and updated DEIS will be prepared for public comment. Pending issuance of final renewal permits, the terms and conditions of the expired permits continue in effect.

      Certain governmental authorities are investigating contamination in the Hudson River and the New York Harbor. These waters are along the shoreline of Con Edison's service area. Governmental authorities could require entities that generated hazardous substances that contaminated these waters to bear the costs of investigation and remediation.

      ELECTRIC AND MAGNETIC FIELDS. Electric and magnetic fields (EMF) are found wherever electricity is used. Several scientific studies have raised concerns that EMF surrounding electric equipment and wires, including power lines, may present health risks. In October 1996, the National Academy of Science issued a report concluding that "the current body of evidence does not show that exposure to [EMF] presents a human health hazard." In July 1997, the National Cancer Institute Childhood Cancer study indicated that the results of their study "provide little support for the hypothesis that living in homes with high time-weighted average magnetic-field levels or in homes close to electrical transmission or distribution lines is related to the risk of childhood [leukemia]." For additional information about EMF, see "Environmental Matters - EMF" in Note F to the financial statements in Item 8.

GENERAL

      STATE ANTITAKEOVER LAW. New York State law provides that a "resident domestic corporation," such as CEI or Con Edison, may not consummate a merger, consolidation or similar transaction with the beneficial owner of a 20 percent or greater voting stock interest in the corporation, or with an affiliate of the owner, for five years after the acquisition of the voting stock interest, unless the transaction or the acquisition of the voting stock interest was approved by the corporation's board of directors prior to the acquisition of the voting stock interest. After the expiration of the five-year period, the transaction may be consummated only pursuant to a stringent "fair price" formula or with the approval of a majority of the disinterested stockholders.

EMPLOYEES

      The Company had 15,029 employees on December 31, 1997. A collective bargaining agreement with the union representing about two-thirds of Con Edison's employees expires in June 2000.

RESEARCH AND DEVELOPMENT

      For information about the Company's research and development costs, see Note A to the financial statements in Item 8.


                                       - 15 -

OPERATING STATISTICS
=======================================================================================================
Year Ended December 31                   1997       1996         1995          1994         1993
-------------------------------------------------------------------------------------------------------
ELECTRIC Energy (MWhrs)

Generated (a)                        15,877,467   17,823,778   18,436,798   20,419,828   20,079,995
Purchased from Others (a)            27,105,143   26,178,042   26,700,594   21,036,437   19,813,654
Total Generated and Purchased        42,982,610   44,001,820   45,137,392   41,456,265   39,893,649
Less: Supplied without direct charge         71           71           71           73           74
      Used by Company (b)               155,934      164,206      165,934      134,940      183,903
      Distribution losses and
            other variances           2,799,039    2,716,235    2,977,547    2,762,315    2,863,828
Net Generated and Purchased          40,027,566   41,121,308   41,993,840   38,558,937   36,845,844

Electric Energy Sold:
      Residential                    11,002,745   10,867,085   10,848,648   10,660,148   10,512,496
      Commercial and Industrial      25,911,199   25,725,502   25,492,489   25,511,974   25,118,125
      Railroads and Railways             75,392       47,004       47,482       47,289       49,542
      Public Authorities                538,643      564,363      569,749      554,753      560,836
Total Sales to Con Edison Customers  37,527,979   37,203,954   36,958,368   36,774,164   36,240,999
Off-System Sales (a) (c)              2,499,587    3,917,354    5,035,472    1,784,773      604,845
Total Electric Energy Sold           40,027,566   41,121,308   41,993,840   38,558,937   36,845,844

Total Sales to Con Edison Customers  37,527,979   37,203,954   36,958,368   36,774,164   36,240,999
Delivery Service to NYPA
      Customers and Others            8,793,378    8,816,873    8,855,790    8,773,155    8,441,624
Service for Municipal Agencies          845,895      617,293      456,728      413,893      361,854
Total Sales in Franchise Area        47,167,252   46,638,120   46,270,886   45,961,212   45,044,477


Average Annual kWhr Use Per
      Residential Customer (d)            4,225        4,184        4,188        4,136        4,104

Average Revenue Per kWhr Sold (cents):
      Residential (d)                      16.6         16.5         16.1         15.8         16.0
      Commercial and Industrial (d)        13.0         12.9         12.5         12.2         12.6



(a)  For 1997, 1996 and 1995,  amounts generated include 973,483,  1,672,603 and
     3,159,047 MWhrs, respectively, generated for others, which is also included in off-system sales. For 1997, 1996 and 1995, amounts purchased include
     929,483, 1,553,764 and 2,666,837 MWhrs, respectively, of such electric energy that was subsequently purchased by Con Edison. See "Electric
     Operations - Gas Conversions," above.

(b) For 1995 and 1993, electric energy used by Con Edison includes 436 and 29,233 MWhrs, respectively, supplied to NYPA. For 1997, 1996 and 1994, electric energy used by Con Edison includes 4,805, 544 and 21,275 MWhrs, respectively, received from NYPA.

(c)  For 1997, 1995, 1994 and 1993, off-system sales include 54, 2,825, 350, and
     2,142 MWhrs, respectively, which were sold to NYPA and are also included in the Delivery Service to NYPA. There were no such sales to NYPA in 1996.

(d)  Includes Municipal Agency sales.





OPERATING STATISTICS
=======================================================================================================
Year Ended December 31                   1997       1996         1995          1994         1993
-------------------------------------------------------------------------------------------------------
GAS (Dth) (a)

Purchased (b)                        242,296,610  219,439,813  217,268,986  208,328,267  214,719,241
Storage - net change                  (1,630,463)  (4,032,224)   9,469,767   (4,410,363)     222,559
    Used as boiler fuel  at Electric
      and Steam Stations (b)        (109,508,555) (84,849,049)(110,761,124) (92,680,221)(108,153,436)
Gas Purchased for Resale             131,157,592  130,558,540  115,977,629  111,237,683  106,788,364

Less: Gas used by Company                239,359      272,040      237,688      221,715      203,793
      Off-System Sales & NYPA (c)     14,216,403   11,023,023    4,887,971         --           --
      Distribution losses
           and other variances           104,5        176,930    4,654,832    2,443,486    3,998,234
Total Sales to Con Edison Customers  116,597,299  119,086,547  106,197,138  108,572,482  102,586,337

Gas Sold (a)
Firm Sales:
      Residential                     53,217,428   56,590,018   51,702,329   53,981,416   52,624,331
      General                         39,468,337   42,190,091   39,021,997   39,365,003   37,214,994
      Total Firm Sales                92,685,765   98,780,109   90,724,326   93,346,419   89,839,325
Interruptible Sales                   23,911,534   20,306,438   15,472,812   15,226,063   12,747,012
Total Sales to Con Edison Customers  116,597,299  119,086,547  106,197,138  108,572,482  102,586,337
Transportation of Customer-Owned Gas:
      NYPA                            17,041,695    4,966,983   24,972,796   14,546,325   15,965,084
      Other                            8,464,900    5,011,124    5,388,393    3,823,176    4,926,565
Off-System Sales                      13,958,984   11,293,425    3,376,375        --            --
Total Sales and Transportation       156,062,878  140,358,079  139,934,702  126,941,983  123,477,986


Average Revenue Per Dth Sold (a):
      Residential                         $11.22       $10.00       $ 9.43       $ 9.85        $9.27
      General                            $  8.14      $  7.15       $ 6.38       $ 7.05        $6.71



STEAM Sold (Mlbs):                    27,422,561   29,995,762   29,425,780   30,685,155   29,394,335

Average Revenue per Mlbs Sold             $14.23       $13.34       $11.35       $11.10       $11.06


CUSTOMERS - Average for Year
Electric                               3,010,139    3,001,870    2,994,447    2,980,026    2,964,716
Gas                                    1,036,098    1,035,528    1,034,784    1,031,675    1,028,048
Steam                                      1,920        1,932        1,945        1,964        1,973

(a)  Does  not  include  amounts  for Con  Edison  Solutions.  See  "Competitive
     Businesses and Competition," above.

(b) For 1997, 1996 and 1995, gas used as boiler fuel includes 9,636,239, 16,739,188 and 31,706,551 Dth, respectively, provided by others. See
     "Electric Operations - Gas Conversions," above.

(c)  For 1997,  1996 and 1995,  includes  259,220,  173,388 and  1,305,730  Dth, respectively, for balancing transactions with NYPA.


ITEM 2.   PROPERTIES

      At December 31, 1997, the capitalized cost of Con Edison's utility plant, net of accumulated depreciation, (and excluding $102.3 million of nuclear fuel assemblies) was as follows:

                        Net Capitalized Cost                Percentage of
Classification         (millions of dollars)                Net Utility Plant

In Service:
      Electric:
           Generation           $  1,624.7                      14%
           Transmission            1,127.6                      10%
           Distribution            5,445.7                      49%
      Gas                          1,348.7                      12%
      Steam                          477.4                       4%
      Common                         843.6                       8%
Held For Future Use                    4.9                      --
Construction Work in Progress        292.2                       3%
Net Utility Plant                $11,164.8                     100%


ELECTRIC FACILITIES

      GENERATING FACILITIES. As shown in the following table, at December 31, 1997, Con Edison's net maximum generating capacity (on a summer rating basis) was 8,291 MW, without reduction to reflect the unavailability or reduced capacity at any given time of particular units because of maintenance or repair or their use to produce steam for sale.

Generating              Net Generating Capacity       Percentage of Electric
   Stations               at December 31, 1997        Energy Generated  and
                       (Megawatts-Summer Rating)       Purchased in 1997*
Fossil-Fueled:
   Ravenswood (3 Units)             1,742                         9.9%
   Astoria (3 Units)                1,075                         8.4%
   Arthur Kill (2 Units)              826                         2.7%
   East River (2 Units)               300                         1.1%
   Bowline Point (2 Units)
        - two-thirds interest         808                         2.4%
   Roseton (2 Units)
        - 40% interest                482                         2.9%
   Other (4 Units)                    187                         1.3%
      Subtotal                      5,420                        28.7%
Nuclear - Indian Point                931                         7.3%
Gas Turbines (39 Units)             1,940                         0.9%
      Total                         8,291                        36.9%
----------------
* For information about the electric energy purchased by Con Edison, see "Electric Operations" in Item 1.


      Con Edison's generating stations are located in New York City with the exception of the Indian Point nuclear station in Westchester County, New York; the Bowline Point station in Rockland County, New York; and the Roseton station in Orange County, New York.

      Con Edison's fossil-fueled plants burn natural gas or residual oil. Most of the gas turbines burn distillate oil. Certain units have the capability to burn either natural gas or oil. See "Fuel Supply" in Item 1.

      In March 1998, pursuant to the Settlement Agreement, Con Edison submitted a detailed plan to the PSC for the divestiture to unaffiliated third parties or transfer to an unregulated affiliate of Con Edison of all of Con Edison's New York City fossil-fueled electric generating capacity. Under the plan, Con Edison's approximately 5,500 MW of in-City capacity is divided into three separate groups, or "asset bundles." Each asset bundle includes a major generating station - Ravenswood, Astoria or Arthur Kill - and gas turbine generating facilities. Pursuant to the plan, Con Edison will offer for sale by auction two of the asset bundles and transfer the third asset bundle to its unregulated affiliate. Con Edison has not yet identified which of the asset bundles will be offered for sale and which will be transferred. Con Edison has requested the PSC to rule expeditiously on the plan so that it may commence the auctioning of the generating assets to be divested as rapidly as possible. For additional information, see "Liquidity and Capital Resources - PSC Settlement Agreement- Divestiture Commitment and Recovery of Prior Costs and Commitments" in Item 7 and "Challenges to Settlement Agreement" in Item 3.

      Con Edison is currently exploring with Orange and Rockland Utilities, Inc. ("O&R") alternatives with respect to the future disposition of the Bowline Point station. O&R has a one-third interest and Con Edison has a two-thirds interest as tenants in common in the Bowline Point station, which is operated by O&R. Con Edison and O&R have reciprocal rights of first refusal on any sale of the other's interest in Bowline point. Under a settlement agreement with the PSC, O&R has agreed to divest all of its generating assets, including its share of Bowline Point.

      Con Edison is currently evaluating with Central Hudson Gas & Electric Corporation ("Central Hudson") and Niagara Mohawk Power Corporation ("Niagara Mohawk") several options regarding the future disposition of the Roseton station. Central Hudson has a 35 percent interest, Niagara Mohawk a 25 percent interest and Con Edison a 40 percent interest as tenants in common in the Roseton station (which is operated by Central Hudson). Con Edison, Central Hudson and Niagra Mohawk have reciprocal rights of first refusal on any sale of the others' interest in Roseton. In addition, Central Hudson has the option, exercisable in 1999, to acquire Con Edison's interest in 2004.

     For information about Con Edison's Indian Point 2 nuclear unit, see "Electric Operations," "Fuel Supply - Nuclear Fuel", "Environmental Matters and Related Legal Proceedings - Indian Point and Water Quality" in Item 1, "Liquidity and Capital Resources - Capital Requirements and Nuclear Generation" in Item 7 and Notes A and F to the financial statements in Item 8.

     In March 1998, the PSC instituted a proceeding to examine issues relating to nuclear generation in a competitive market. The PSC adopted "as a rebuttable presumption the premise that nuclear power should be priced on a market-basis to the same degree as power from other sources, and parties challenging that premise bear a substantial burden of proof." The PSC indicated that "divestiture [of nuclear plants], even if ultimately required, would not be mandated before the end of the transition period ['roughly 2002']."

     In March 1998, Con Edison received a Confirmatory Action Letter in which the NRC concurred with Con Edison's restart plan to resume power operation of Indian Point 2 following completion of certain plant improvement activities currently in progress. The unit has been out of service since mid-October 1997. Con Edison has informed the NRC of its intent to conduct an independent safety assessment and meet with the NRC to discuss the findings of the assessment.

      TRANSMISSION FACILITIES. Con Edison has transmission interconnections with Niagara Mohawk, Central Hudson, O&R, New York State Electric and Gas Corporation, Connecticut Light and Power Company, Long Island Lighting Company, NYPA and Public Service Electric and Gas Company. Con Edison's transmission facilities are located in New York City and Westchester, Orange, Rockland, Putnam and Dutchess counties in New York State.

      At December 31, 1997, Con Edison's transmission system had approximately 432 miles of overhead circuits operating at 138, 230, 345 and 500 kilovolts and approximately 378 miles of underground circuits operating at 138 and 345 kilovolts. There are approximately 267 miles of radial subtransmission circuits operating at 138 kilovolts. Con Edison's 14 transmission substations, supplied by circuits operated at 69 kilovolts and above, have a total transformer capacity of 15,731 megavolt amperes.

      At December 31, 1997, the transmission capacity to receive power from outside New York City to supply in-City load during the summer peak period was 4,915 MW. The 1997 one-hour peak load in Con Edison's service area was 11,013 MW, of which 9,643 MW was for use within the City. See "Electric Operations - Electric Peak Load and Capacity" in Item 1. In-City load in excess of transmission capacity must be supplied by in-City generating stations. See "Generating Facilities," above.

      DISTRIBUTION FACILITIES. Con Edison owns various distribution substations and facilities located throughout New York City and Westchester County. At December 31, 1997, Con Edison's distribution system had 293 distribution substations, with a transformer capacity of 20,168 megavolt amperes, 32,368 miles of overhead distribution lines and 87,455 miles of underground distribution lines.


GAS FACILITIES

       Natural gas is delivered by pipeline to Con Edison at various points in its service territory and is distributed to customers by Con Edison through approximately 4,200 miles of mains and 362,300 service lines. Con Edison owns a natural gas liquefaction facility and storage tank at its Astoria property in Queens, New York. The plant can store approximately 1,000 mdth of which a maximum of about 250 mdth can be withdrawn per day. Con Edison has about 1,230 mdth of additional natural gas storage capacity at a field in upstate New York, owned and operated by Honeoye Storage Corporation, a corporation 28.8 percent owned by Con Edison.


STEAM FACILITIES

       Con Edison generates steam for distribution at three electric generating stations and five steam-only generating stations and distributes steam to customers through approximately 86 miles of mains and 18 miles of service lines. In April 1998, Con Edison expects to submit to the PSC a long-range plan for the steam system. See "Electric Facilities- Generating Facilities," above.


OTHER FACILITIES

      Con Edison also owns or leases various pipelines, fuel storage facilities, office equipment, a thermal outfall structure at Indian Point, and other properties located primarily in New York City and Westchester, Orange, Rockland, Putnam and Dutchess counties in New York State.


ITEM 3.    LEGAL PROCEEDINGS


SUPERFUND

      The following is a discussion of significant proceedings pending under Superfund or similar statutes involving sites for which Con Edison has been asserted to have a liability. The list is not exhaustive and additional proceedings may arise in the future. For a further discussion of claims and possible claims against Con Edison under the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (Superfund) and the estimated liability accrued for certain Superfund claims, see "Environmental Matters and Related Legal Proceedings - Superfund" in Item 1, and "Environmental Matters - Superfund" in Note F to the financial statements in Item 8.


      MAXEY FLATS NUCLEAR DISPOSAL SITE. The EPA advised Con Edison by letter, dated November 26, 1986, that it was a potentially responsible party (PRP) under Superfund for the investigation and cleanup of the Maxey Flats Nuclear Disposal Site in Morehead, Kentucky. The site is owned by the State of Kentucky and was operated as a disposal facility for low level radioactive waste from 1963 through 1977 by the Nuclear Engineering Corporation (now known as U.S. Ecology Corporation). The EPA's letter alleges that various radionuclides and organic chemicals have been released from the site into the environment. In September 1991, the EPA issued its Record of Decision for the site cleanup program. Phase one of the program requires, among other things, the removal, treatment and on-site disposal of the contaminated leachate that has accumulated in the site's waste burial trenches, the installation of an impervious cover over the waste burial trench area of the site, and the construction of a trench/leachate groundwater monitoring system, erosion controls and storm water drainage systems in that area. Phase two requires a 100-year stabilization period, with periodic monitoring and maintenance of the cover, followed by installation of a permanent cap.

      In March 1995, the EPA, de minimis PRPs, large private party PRPs (including Con Edison), large federal agency PRPs and Kentucky entered into consent decrees with respect to the funding and implementation of the cleanup program. Under the consent decrees, which in April 1996 were approved by the United States District Court for the Eastern District of Kentucky, the large private party PRPs will implement phase one of the program and any corrective actions required during the first 10 years following completion of phase one to meet the performance standards established in the Record of Decision, and share the costs of those activities with the large federal agency PRPs. Also, if during this ten-year period the EPA determines that horizontal flow barriers are required, the large private party PRPs will construct the barriers and share the cost of that work with the large federal agency PRPs and Kentucky. The large private party PRPs are not responsible for any costs after the ten-year period expires. Kentucky will implement and fund the phase two program. Con Edison's share of the cleanup costs is estimated to be about $500,000. In addition, if horizontal flow barriers are required during the ten-year period following completion of the phase one program, Con Edison would be obligated to pay an estimated $10,000 to $100,000 depending on the size and the number of the barriers required by the EPA.


      CURCIO SCRAP METAL SITE. The EPA advised Con Edison, in a letter received on August 11, 1987, that it had documented the release of hazardous substances into the environment at the site of Curcio Scrap Metal, Inc. in Saddle Brook, New Jersey, and that the EPA had information indicating that Con Edison sent hazardous substances (PCBs) to the site. Con Edison provided the EPA with records that indicated that Con Edison sold scrap electric transformers to a metal broker who in turn sold them to the owner of the site. On September 30, 1991, the EPA issued a Unilateral Administrative Order which required Con Edison and three other PRPs to commence a soil and sediment cleanup at and around the site pursuant to the EPA's Record of Decision, dated June 28, 1991. This cleanup work has been completed. On September 30, 1997, the EPA issued a Record of Decision which concludes that the soil and sediment cleanup had successfully remediated the principal threats associated with the site and requires periodic groundwater monitoring for five years. The EPA estimates that the required groundwater monitoring will cost approximately $200,000. Depending on the results of the monitoring, the EPA could extend the monitoring program for an additional five years or require remedial measures such as groundwater treatment or cleanup work.

      METAL BANK OF AMERICA SITES. The EPA advised Con Edison by letter dated October 26, 1987 that it had reason to believe that Con Edison was a supplier of scrap transformers to Metal Bank of America Inc.'s recycling sites in Philadelphia during the late 1960s and thereafter. One of the sites was placed on the EPA's national priority list under Superfund in 1983 as a result of a suspected leak in a storage tank containing PCBs. The EPA alleged that PCBs had been found in the soil and groundwater at the site and in the sediment from areas of a tidal mudflat and the Delaware River along the site's shoreline. Con Edison provided the EPA with documents which indicate that Con Edison sold approximately 80 scrap transformers to a broker who, in turn, delivered them to the site and that Con Edison sold an additional 46 scrap transformers to Metal Bank (which may have salvaged them at the site). In December 1997, EPA issued a Record of Decision which calls for, among other things, the removal and disposal of PCBs and polynuclear aromatic hydrocarbon-contaminated sediments in the areas of the tidal mudflat and the Delaware River along the site's shoreline, the construction of a sheet pile wall along the site's shoreline, the removal and off-site disposal of soil in the southern portion of the site that contains 25 parts per million (ppm) or more of PCBs, and the removal and off-site disposal of soil that contains more than 10 ppm of PCBs in the northern portion of the site. Although EPA estimated the cost of these measures at about $17.2 million, the PRP steering committee for the site believes that they could cost as much as $31.7 million to implement. Con Edison does not expect that its share of the cost of the site cleanup program selected by the EPA will exceed 1.48 percent.

      NARROWSBURG SITE. In 1987, the New York State Attorney General notified Con Edison that he had evidence that Con Edison is a PRP under Superfund for hazardous substances that have been released at the Cortese landfill in Narrowsburg, Sullivan County, New York. The Cortese landfill is listed on the EPA's Superfund National Priorities List. Con Edison records indicate that drums containing waste oil were shipped from its Indian Point nuclear station to the Cortese landfill for disposal. Before notifying Con Edison, the Attorney General commenced an action under Superfund in the United States District Court for the Southern District of New York against the Cortese site owner and operator and SCA Services ("SCA"), an alleged transporter of hazardous substances to the site. On January 17, 1989, SCA commenced a third-party action for contribution against Con Edison and five other parties whose chemical waste was allegedly disposed of at the site. In 1990, SCA served a second amended third-party complaint in which it sued the Con Edison and 27 other third-party defendants for contribution. Con Edison and SCA have reached a settlement of the third-party action under which Con Edison paid $114,485 toward the cost of the site environmental studies conducted by SCA and agreed to pay 6 percent of the first $25 million of remedial costs at the site. SCA has agreed to indemnify Con Edison for any other remedial costs and natural resource damages that it has to pay. The EPA has selected a cleanup program for the site that is estimated to cost $12 million. SCA, Con Edison and various other third-party defendants with which SCA settled entered into a consent decree under which they agree to implement the cleanup program, to pay the EPA's oversight costs for the site and to pay approximately $220,000 for natural resource damages. The consent decree has been approved by the United States District Court for the Southern District of New York. Cleanup work at the site is now in progress.

      CARLSTADT SITE. On August 20, 1990, Con Edison was served with a third-party complaint in a Superfund cost contribution action for a former waste solvent and oil recycling facility located in Carlstadt, New Jersey. The complaint, which is pending before the United States District Court for the District of New Jersey, alleges that Con Edison shipped 120,000 gallons of waste oil to this site and that Con Edison is one of several hundred parties who are responsible under Superfund for the study and cleanup of the facility. The plaintiffs in the action, which include a group of former customers of the facility, have completed a $3 million remedial investigation and feasibility study for the site. Plaintiffs estimate that 7 to 15 million gallons of waste solvents and oil were recycled at the site and based on this estimate, Con Edison's share of the cleanup costs would be about 0.8 to 1.7 percent. The costs of the cleanup alternatives that were evaluated in the remedial investigation and feasibility study range from $8 million to $321 million. In 1990, the EPA selected an interim remedy to control releases from the site while the EPA evaluates and develops a final cleanup remedy. The interim remedy called for, among other things, the construction of a slurry wall around the site and an infiltration barrier over the site. EPA estimated that the interim remedy would cost about $3 million to implement. Plaintiffs claim that the interim remedy, which has been completed, cost $10 million.



      HELEN KRAMER LANDFILL SITE. In September 1991, Orange and Rockland Utilities, Inc. (O&R) was served with a third-party complaint in a Superfund cost recovery contribution action for the Helen Kramer Landfill Site in Mantau, New Jersey. The third-party plaintiffs are site PRPs that were sued for site cleanup costs by the State of New Jersey. The complaint, which is pending before the United States District Court for the District of New Jersey, alleges that, in 1974, Marvin Jonas, Inc. transported hazardous substances for O&R and disposed of those substances in the Helen Kramer Landfill. Preliminary investigation by O&R indicates that waste materials generated during the construction of the Bowline Point generating station were hauled and disposed of by Marvin Jonas, Inc. in 1974. Con Edison owns a two-thirds interest in Bowline Point. O&R, which operates Bowline Point, owns the remaining one-third interest. Bowline Point liabilities are shared by Con Edison and O&R in accordance with their respective ownership interests. The EPA has commenced cleanup of this site and the total site cleanup cost is estimated at $150 million. The third-party plaintiffs have offered to settle with O&R and other third-party defendants. If the settlement is approved by the district court, O&R would pay $15,000 to a site trust fund and the third-party plaintiffs would dismiss their action against O&R and indemnify O&R from claims for site cleanup costs by other parties.

      GLOBAL LANDFILL SITE. Con Edison has been designated a PRP under Superfund and the New Jersey Spill Compensation and Control Act (Spill Act) for the study and cleanup of the Global Landfill Site in Old Bridge, New Jersey. This 57.5 acre municipal and industrial waste landfill is included on the Superfund National Priorities List and is being administered by the New Jersey Department of Environmental Protection and Energy ("NJDEPE") pursuant to an agreement between the EPA and the State of New Jersey.

      Con Edison provided EPA with records indicating that it had disposed of approximately ten cubic yards of waste asbestos at the site in February 1984. In August 1989, the NJDEPE served Con Edison with a Spill Act directive that required Con Edison and 40 other designated site PRPs to fund a $1.5 million remedial investigation and feasibility study for the site. Con Edison joined the PRP Group formed for the site and the Group entered into a settlement agreement and an administrative consent order with NJDEPE that, among other things, required the PRP Group's members to contribute $500,000 towards the cost of the study. Con Edison's share of the PRP Group's payment to the NJDEPE was $5,000.

      In February 1991, the EPA and the NJDEPE proposed a $30 million interim remedy for the site. This remedy calls for the installation of gas and leachate collection and treatment systems at the landfill and the construction of an impervious cover over the landfill (Phase I). It also calls for further studies to determine the alternatives for addressing groundwater and wetlands contamination in the vicinity of the landfill (Phase II). In March 1991, the NJDEPE served Con Edison with a second Spill Act Directive that required Con Edison and the other site PRPs to pay for the implementation of the Phase I remedy for the site. The PRP Group entered into a consent decree with the NJDEPE under which they agreed to implement the Phase I remedy with partial funding to be provided by the NJDEPE. Con Edison's share of the cost of the Phase I remedy is estimated at $150,000.

      CHEMSOL SITE. By letter dated December 20, 1991, the EPA advised Con Edison that it had documented the release of hazardous substances at the Chemsol Site in Piscataway, New Jersey and that it had reason to believe that Con Edison sent waste materials to the site during the 1960 to 1965 period. In response to the EPA's demand for records, including any relating to Cenco Instruments Corp., Con Edison submitted to the EPA records of payments to Central Scientific Company, a Division of Cenco Instruments Corp. during the 1960-1965 period. Con Edison is unable at this time to determine either the purpose of the payments to Central Scientific Company or the connection of that company to the site. The EPA has not designated Con Edison as a PRP and has not yet selected a final cleanup program for the site. However, the EPA has selected an interim remedy, expected to cost about $8 million, for the site groundwater contamination and has ordered several designated PRPs to implement that remedy.


      ECHO AVENUE SITE. In December 1987, the DEC classified Con Edison's former Echo Avenue substation site in New Rochelle, New York as an "Inactive Hazardous Waste Disposal Site." The basis for this classification was the presence of PCBs in the soil and in the buildings on the site. Although Con Edison has cleaned up the PCBs on the site, the DEC requires a thorough site survey before it will remove the site from the Inactive Hazardous Waste Disposal Site list. Under a consent order with the DEC, a new site survey was done and remedial action taken. The cost to Con Edison of this additional work was $213,000. Con Edison demolished its building on this site, and expects to incur approximately $1 million in additional cleanup expenses

      In January 1992, the owners of Echo Bay Marina filed suit in Federal court alleging that PCBs were being discharged from Con Edison's former Echo Avenue Substation Site in New Rochelle, New York into the Long Island Sound. Plaintiffs sought $24 million for personal injuries and property damages, a declaration that Con Edison is in violation of the Clean Water Act, civil penalties of $25,000 per day for each violation, remediation costs, an injunction against further discharges and legal fees. In December 1994, the court dismissed plaintiffs claims for property damage, including loss of business. Pretrial discovery on the remaining claims is continuing. Con Edison expects at an appropriate time to file a motion for summary judgment on the personal injury claims. Trial on the remaining claims is set for November 1998.

      PCB TREATMENT, INC. SITES. On September 30, 1994, Con Edison received a letter from the EPA indicating that it had been identified as a PRP for the PCB Treatment, Inc. (PTI) Sites in Kansas City, Kansas and Kansas City, Missouri. The sites -- a vacant, five-story building and a partially-occupied, seven-story building -- were used by PTI from 1982 until 1987 for the storage, processing, and treatment of PCB-containing electric equipment, dielectric oils, and materials. According to the EPA, the buildings' floor slabs and ceilings and the soil areas outside the buildings' loading docks are contaminated with PCBs. The EPA has indicated that more than 25 million pounds of PCB-contaminated oil, equipment and materials were shipped to the sites by over 1,500 parties. Con Edison has informed the EPA that it shipped approximately 2.9 million pounds of PCB-contaminated oil and equipment to the sites.

      In September 1996, Con Edison joined a PRP steering committee that has agreed to conduct studies at the sites under an EPA consent order and is negotiating a cost sharing agreement with federal agency PRPs. Based on preliminary information, Con Edison currently believes that its share of the study and remediation costs could exceed $5 million.

      PELHAM MANOR SITE. Prior to 1968, Con Edison and its predecessor companies operated a manufactured gas plant on a site located in Pelham Manor, Westchester County, which is now used for a shopping center. Soil and groundwater tests by the current owners and lessees indicate the presence of hazardous substances which are associated with the manufactured gas process. Con Edison has agreed to participate with the site owners and lessees in further site studies to develop and implement a cleanup plan that will be acceptable to the DEC. The site studies are now being conducted under a stipulation agreement with the DEC, with funding by Con Edison.

      ASTORIA SITE. The Federal Resource Conservation and Recovery Act delegates to the states licensing authority for PCB storage. As a condition to renewal by the DEC of Con Edison's permit to store PCBs at Con Edison's Astoria generating station in Queens, New York, Con Edison is required to conduct a site investigation and, where necessary, a remediation program. The site investigation commenced in April 1994 and is scheduled to be completed in 1998. The cost of the investigation is estimated at approximately $5 million. A portion of the investigation has been completed and reports thereon, indicating PCB-contamination of portions of the site, have been submitted to the DEC and the New York State Department of Health for the determination of the remediation action that may be required. Depending on the remediation required, the costs of remediation could be material.

      HUNTS POINT SITE. In September 1994, the City of New York notified Con Edison that it had discovered various contaminants on the site of a former Con Edison manufactured gas plant in the Hunts Point section of The Bronx. Con Edison had manufactured gas at that location prior to its sale of the site to the City in the 1960s. Con Edison has agreed to conduct a site study and to develop and implement a remediation program. However, Con Edison has not agreed to pay costs for contamination that is unrelated to Con Edison's use of the site. Con Edison is unable at this time to estimate its exposure to liability with respect to this site.

      ANCHOR MOTOR SITE. In November 1995, Anchor Motor Freight, Inc. notified Con Edison that it had discovered coal tar on its site in Westchester County. Anchor requested that Con Edison remediate the site. A predecessor of Con Edison had operated a manufactured gas plant at that location prior to the 1940's. Con Edison has conducted preliminary sampling at the site and found coal tar beneath the areas formerly occupied by the manufactured gas plant. Coal tar at the site has also been found in the Hudson River along the bulkhead of an asphalt plant located between the site and the river and beneath portions of the asphalt plant property. Con Edison has assumed responsibility for maintaining a boom in the river around the area of bulkhead and will develop a cleanup program for the coal tar contamination under an agreement with the DEC. The cost of the cleanup program could exceed $8 million if the DEC requires Con Edison to excavate all of the coal tar.

      BORNE CHEMICAL SITE. In May 1997, Con Edison was named as an additional third-party defendant in a private cost recovery action in the New Jersey Superior Court (Union County) under the New Jersey Spill Compensation and Spill Act for the Borne Chemical site in Elizabeth, New Jersey. Borne Chemical used the site for the processing and blending of various types of petroleum, dyes and chemical products from approximately 1917 until 1985 when it became bankrupt and abandoned the site. Between 1971 and 1981, a portion of the site was occupied by a waste transporter and oil spill cleanup contractor that did work for Con Edison at various times (the "Contractor").

      The third-party plaintiffs in the lawsuit were ordered by the NJDEPE to conduct emergency removal actions for the oil and chemical drums, tanks and underground piping systems at the site and to complete studies to determine the extent to which the site's soil and groundwater is contaminated. The third-party plaintiffs are seeking contribution for the more than $10 million that they expect to incur to comply with the NJDEPE order and for the cost of any cleanup program that the NJDEPE may require in the future for the site's soil and groundwater.

      Con Edison shipped between 12,000 and 13,000 gallons of used turbine oil to the site for treatment in 1976. It also shipped almost 1,200 empty drums that may have contained oil and chemical residue to the site. The Contractor conducted numerous oil spill cleanups for Con Edison during the late 1970's and early 1980's. It is not known whether the Contractor used the site for storage or handling of any contaminated materials from work the Contractor did for Con Edison.

      CAPASSO SITE. In December 1997, Con Edison was served with a complaint by DMJ Associates ("DMJ") seeking to compel Con Edison and 16 other defendants to clean up contamination at the Capasso property located in Long Island City, New York. DMJ holds a note to which the Capasso property is security. The complaint, which is pending before the United States District Court for the Eastern District of New York, alleges that Con Edison sent waste to the Quanta Resources facility (Quanta) and that contamination, including PCB contamination, has migrated from Quanta to the Capasso property and is contributing to the contamination on or about the Capasso property. Con Edison is investigating whether it sent any waste to Quanta. Con Edison is defending this action pursuant to a joint defense agreement with the other generator defendants.

TOXIC SUBSTANCES CONTROL ACT

      In November 1994, BCF Oil Refining, Inc., a processor and refiner of used oil products and waste containing oil, brought suit in the United States District Court for the Southern District of New York against Con Edison and four transporters of waste oil products alleging that the defendants (primarily Con Edison) caused PCB contaminated waste to be shipped to BCF thereby contaminating its facilities. In addition to the remediation of BCF's facilities under the Federal Toxic Substances Control Act, the suit sought compensatory damages of not less than $12.5 million from all the defendants and additional punitive damages of not less than $12.5 million from Con Edison. In February 1997, the court dismissed 24 of BCF's 25 claims and Con Edison filed a motion asking the court to dismiss the remaining claim. In December 1997, a jury returned a verdict in favor of Con Edison on the remaining claim. This proceeding was entitled BCF Oil Refining, Inc. v. Consolidated Edison Company of New York, Inc., et. al.

GRAMERCY PARK

      On August 19, 1989, a Company steam main exploded in the Gramercy Park area of Manhattan, releasing debris containing asbestos into that area. Con Edison took responsibility for the asbestos cleanup and most of the cost of that cleanup was covered by Con Edison's insurance. In April 1995, Con Edison was sentenced to a fine of $500,000 on each of four counts and to three years probation for criminal acts relating to the reporting of the release of asbestos from the steam main explosion. During the probation period, Con Edison's compliance with environmental laws is being monitored by a court-appointed monitor.

DEC PROCEEDINGS

      Reference is made to "Environmental Matters - DEC Settlement" in Note F to the financial statements in Item 8 and "Results of Operations - Other Operations and Maintenance Expenses" in Item 7.

      In September 1997, Con Edison agreed to a consent order settling a civil administrative proceeding instituted by the DEC alleging opacity violations by Con Edison. Pursuant to this consent order, the essential elements of Con Edison's existing Opacity Reduction Program were established as enforceable conditions of the operating permits that the DEC issues for Con Edison's facilities. The September 1997 consent order also assessed a civil penalty of $25,000, which was suspended provided that Con Edison complies with the order. In October 1997, Con Edison agreed to a DEC consent order with respect to oil and hazardous waste incidents occurring since November 1994. Under this consent order, Con Edison will survey a number of its facilities and test the integrity of underground fuel oil pipelines at Con Edison's major oil storage facilities. Con Edison also will retire several of its underground fuel oil pipelines that had been operated within New York City. In addition, Con Edison paid a $385,000 penalty, $58,000 for damages and $345,000 to programs designed to benefit the environment. Con Edison does not expect the September and October 1997 consent orders to have a material adverse effect on Con Edison's financial position or results of operations.

ASBESTOS LITIGATION

      For a discussion of asbestos and suits against Con Edison involving asbestos, see "Environmental Matters and Related Legal Proceedings - Asbestos" in Item 1, and "Environmental Matters - Asbestos Claims" in Note F to the financial statements in Item 8. The following is a discussion of the significant suits involving asbestos in which Con Edison has been named a defendant. The listing is not exhaustive and additional suits may arise in the future.

      MASS TORT CASES. Numerous suits have been brought in New York State and Federal courts against Con Edison and many other defendants for death and injuries allegedly caused by exposure to asbestos at various Con Edison premises. Many of these suits have been disposed of without any payment by Con Edison, or for immaterial amounts. The amounts specified in the remaining suits, including the Moran v. Vacarro suit discussed below, total billions of dollars, but Con Edison believes that these amounts are greatly exaggerated, as were the claims already disposed of.

      MORAN, ET AL. V. VACARRO, ET AL. On May 9, 1988, Con Edison was served with a complaint in an action in the New York State Supreme Court, New York County, in which approximately 184 Con Edison employees and their union alleged that the employees were exposed to dangerous levels of asbestos as a result of alleged intentional conduct of supervisory employees. Each of the employee plaintiffs seeks $1 million in punitive damages, unspecified additional compensatory damages, and to enjoin Con Edison from violating EPA regulations and exposing employees to asbestos without first taking certain safety measures. On May 16, 1988, the complaint was amended to add a claim by each employee plaintiff for $1 million in damages for mental distress. In November 1988, the complaint was amended to add four additional employee plaintiffs. On July 9, 1990, the complaint was amended to add the spouses of 131 plaintiffs as additional plaintiffs and to remove the union as a plaintiff. Each spouse seeks medical monitoring, $1 million for emotional distress and $1 million for punitive damages. On January 19, 1995, the court dismissed the claims of the employee plaintiffs, leaving employee spouses as the only plaintiffs.

RATE PROCEEDINGS

      New York State law requires electric and gas utilities to make available to religious organizations rates that do not exceed those charged to residential customers. In December 1994, Con Edison and the New York Attorney General executed a settlement under which Con Edison admitted no wrongdoing but agreed to provide refunds to religious organizations that had been served under generally higher commercial rates and transfer affected customers to the appropriate rates. In August 1997, the United States District Court for the Southern District of New York dismissed a suit against Con Edison, entitled Brownsville Baptist Church, et. al. v. Consolidated Edison Company of New York, Inc., in which plaintiffs sought $500 million for purported class members that operated as religious organizations and were charged commercial rates for electric service. Plaintiffs have appealed the dismissal. In January 1998, these plaintiffs sued Con Edison in New York State Supreme Court, County of Kings claiming violations of the New York Public Service Law and the New York General Business Law, fraud, unjust enrichment and negligent misrepresentation. Con Edison's motion to dismiss the January 1998 lawsuit is pending.

CHALLENGES TO SETTLEMENT AGREEMENT

      In February 1998, the Public Utility Law Project of New York, Inc. ("PULP") commenced a lawsuit against the PSC and Con Edison challenging certain provisions of the Settlement Agreement, including the PSC's authority to institute retail access for residential consumers. PULP has pending a similar lawsuit against the PSC with respect to the PSC's May 1996 generic order in the PSC's "Competitive Opportunities" proceeding. Also, in March 1998 Travelers Group Inc. and Smith Barney Inc. instituted a lawsuit against the PSC challenging a provision of the Settlement Agreement that exempts certain NYPA governmental customers, but not NYPA's economic development customers ("EDDS"),from the stranded cost recovery provisions of the Settlement Agreement and the unavailability of Industrial Employment Growth Credits to NYPA EDDS customers. The lawsuits are pending in the Supreme Court of the State of New York, County of Albany. Con Edison does not expect the lawsuits to result in a material adverse effect on its financial condition, results of operation or liquidity. For information about the Settlement Agreement, see "Liquidity and Capital Resources - PSC Settlement Agreement" in Item 7.

EMPLOYEES' CLASS ACTION

      In January 1998, seven current employees and one former employee of Con Edison sought class certification in a proceeding pending in the United States District Court for the Eastern District of New York. In January 1994, plaintiffs initiated the action, entitled Sheppard, et al. v. Con Edison, in a lawsuit alleging that employees have been denied promotions or transfer because of their race. Two years earlier the same plaintiffs filed similar claims against Con Edison with the New York City Commission on Human Rights. Before the Commission concluded its investigation, plaintiffs withdrew their claims.

NUCLEAR FUEL DISPOSAL

      Reference is made to the information under the caption "Liquidity and Capital Resources - Nuclear Generation - Fuel Disposal" in Item 7 for information concerning proceedings brought by Con Edison and a number of other utilities against the United States Department of Energy. The proceedings are entitled Northern States Power Co., et al. v. Department of Energy, et al. See also, "Fuel Supply - Nuclear Fuel" in Item 1.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      (a) At a Special Meeting of Stockholders of Con Edison held on December 12, 1997, the stockholders of Con Edison approved the Holding Company Proposal and the Con Edison Board Proposal. The "Holding Company Proposal" was to adopt a holding company structure for Con Edison in which, pursuant to an Agreement and Plan of Exchange, Con Edison would become a subsidiary of CEI and the outstanding shares of Con Edison's Common Stock ($2.50 par value) would be exchanged automatically on a share-for-share basis for CEI Common Shares ($.10 par value). The "Con Edison Board Proposal" was to authorize an amendment to Con Edison's Certificate of Incorporation to change the authorized number of Trustees to "not more than 16" from "not less than 13 nor more than 20." Additional information about the Holding Company Proposal and the Con Edison Board Proposal is contained in the Proxy Statement and Prospectus of CEI and Con Edison included in CEI's Registration Statement on Form S-4 (No. 333-39164).

      (b) The results of the vote on the Holding Company Proposal were as follows: 169,727,448 shares were voted for this proposal; 2,494,146 shares were voted against the proposal; 2,286,314 shares were abstentions; and 23,983,761 shares were broker nonvotes.

      (c) The results of the vote on the Con Edison Board Proposal were as follows: 193,108,137 shares were voted for this proposal; 2,931,776 shares were voted against the proposal; and 2,451,756 shares were abstentions.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information about the executive officers of CEI and Con Edison, as of March 1, 1998. Unless otherwise indicated, all positions and offices listed are at Con Edison. The term of office of each officer is until the next election of directors (trustees) of their company and until his or her successor is chosen and qualifies. Officers are subject to removal at any time by the board of directors (trustees) of their company.

Name                       Age     Offices and Positions During Past Five
                                   Years
-----------------------------------------------------------------------------

Eugene R. McGrath          56      10/97 to present - Chairman, President,
                                   Chief Executive Officer and Director of
                                   CEI
                                   3/98 to present - Chairman,  Chief
                                   Executive Officer and Trustee of  Con
                                   Edison
                                   9/90 to 2/98 - Chairman, President,
                                   Chief Executive Officer and Trustee of
                                   Con Edison

J. Michael Evans           52      3/98 to present, President and Chief
                                   Operating Officer
                                   7/95 to 2/98 - Executive Vice President
                                   - Customer Service
                                   4/95 to 6/95 - Executive Vice President
                                   9/91 to 3/95 - Executive Vice President
                                   - Central Operations

Joan S. Freilich           56      3/98 to present - Executive Vice
                                   President, Chief Financial Officer and
                                   Director (Trustee) of CEI and Con Edison
                                   10/97 to 2/98 - Senior  Vice President,
                                   Chief Financial Officer and Director of
                                   CEI
                                   7/96 to 2/98 - Senior Vice President and
                                   Chief Financial Officer
                                   9/94 to 7/96 - Vice President,
                                   Controller and Chief Accounting Officer
                                   7/92 to 8/94 - Vice President and
                                   Controller

Charles F. Soutar          61      7/95 to present - Executive Vice
                                   President - Central Services
                                   2/89 to 6/95 - Executive Vice President
                                   - Customer Service

Stephen B. Bram            55      4/95 to present - Senior Vice President
                                   - Central Operations
                                   12/94 to 3/95 - Senior Vice President
                                   9/94 to 11/94 - Vice President
                                   12/87 to 8/94 - Vice President - Nuclear
                                   Power

Kevin Burke                47      3/98 to present - Senior Vice President
                                   - Corporate Planning
                                   3/93 to 2/98 - Vice President -
                                   Corporate Planning

Mary Jane McCartney        49      10/93 to present - Senior Vice President
                                   - Gas
                                   2/93 - 10/93 - Vice President - Gas
                                   Operations

Peter J. O'Shea, Jr.       60      10/97 to present - Senior Vice President
                                   and General Counsel of CEI
                                   1/96 to present - Senior Vice President
                                   and General Counsel
                                   4/87 to 12/95 - Vice President and
                                   Associate General Counsel, ITT
                                   Corporation

Name                       Age     Offices and Positions During Past Five
                                   Years
-----------------------------------------------------------------------------

Horace S. Webb             57      9/92 to present - Senior Vice President
                                   - Public Affairs

Archie M. Bankston         60      12/97 to present - Secretary of CEI
                                    6/89 to present - Secretary and
                                   Associate General Counsel



James P. O'Brien           50      1/98 to present - General Auditor
                                   3/94 to 12/97 - Vice President -
                                   Information Resources
                                   6/89 to 3/94 - Assistant Vice President
                                   - Employee Relations

Robert A. Bell             64      6/81 to present - Vice President - Research
                                   & Development


Marilyn Caselli            43      10/97 to present - Vice President -
                                   Staten Island Customer Service
                                   5/96 to 9/97 - General Manager - Queens
                                   - Gas Operations
                                   3/96 to 4/96 - General Manager - Gas
                                   Operations - Corrosion Control
                                   2/93 to 2/96 - General Manager -
                                   Brooklyn Administration


V. Richard Conforti        59      8/96 to present - Vice President -
                                   Transportation & Stores
                                   7/92 to 7/96 - Assistant Vice President
                                   - Gas Operations

Richard P. Cowie           51      3/94 to present - Vice President -
                                   Employee Relations
                                   2/91 to 2/94 - Director - Central
                                   Customer Service

Robert F. Crane            61      1/97 to present - Vice President - Gas
                                   Operations
                                   3/94 to 12/96 - Vice President - Fuel
                                   Supply
                                   10/93 to 3/94 - Vice President - Gas
                                   Supply
                                   2/93 to 10/93 - Vice President - Gas
                                   Business Development

Vincent J. D'Amelio        56      10/97 to present - Vice President -
                                   Bronx & Westchester Customer Service
                                   2/97 to 9/97 - Vice President - Staten
                                   Island Customer Service
                                   4/88 to 1/97 - Director - Customer
                                   Service, Sprint Communications Company


Robert W. Donohue, Jr.     55      1/98 to present - Vice President -
                                   Brooklyn & Queens Customer Service
                                   2/94 to 12/97 - Vice President - Queens
                                   Customer Service
                                   3/90 to 2/94 - Vice President -
                                   Construction




Charles J. Durkin, Jr.     54      10/97 to present - Vice President -
                                   Generation Engineering
                                   12/93 to 9/97 - Vice President - Fossil
                                   Power

Name                       Age     Offices and Positions During Past Five
                                   Years
-----------------------------------------------------------------------------






Jacob Feinstein            55      3/98 to present - Vice President
                                   4/91 to 2/98 - Vice President - System &
                                   Transmission Operations

David F. Gedris            49      10/97 to present - Vice President -
                                   Fossil Power
                                   2/96 to 9/97 - Vice President -
                                   Westchester Customer Service
                                   2/94 to 1/96 - Vice President -
                                   Maintenance and Construction
                                   7/92 to 1/94 - Assistant Vice President
                                   - Power Generation Maintenance


Garrett W. Groscup         57      1/98 to present - Vice President -
                                   Customer Operations
                                   6/95 to 12/97 - Vice President -
                                   Brooklyn Customer Service
                                   2/94 to 5/95 - Vice President - Energy
                                   Services
                                   4/91 to 2/94 - Vice President -
                                   Manhattan Customer Service

William A. Harkins         52      2/97 to present - Vice President -
                                   Energy Management
                                   2/89 to 2/97 - Vice President - Planning and Inter-Utility Affairs

Paul H. Kinkel             53      1/98 to present - Vice President -
                                   Nuclear Power
                                   2/96 to 12/97 - Vice President -
                                   Maintenance and Construction
                                   12/93 to 2/96 - Vice President -
                                   Engineering

M. Peter Lanahan, Jr.      54      8/96 to present - Vice President -
                                   Environment, Health and Safety
                                   5/95 to 8/96 - Vice President -
                                   Environmental Affairs
                                   1/91 to 4/95 - Manager , General
                                   Electric Company

Richard J. Morgan          62      12/96 to present - Vice President -
                                   Steam Operations
                                   7/92 to 11/96 - Assistant Vice President
                                   - Steam Operations

John A. Nutant             62      2/94 to present - Vice President -
                                   Manhattan Customer Service
                                   7/92 to 1/94 - Vice President - Queens
                                   Customer Service

Stephen E. Quinn           51      1/98 to present - Vice President -
                                   Maintenance and Construction
                                   9/94 to 12/97 - Vice President - Nuclear
                                   Power
                                   8/88 to 8/94 - General Manager - Nuclear
                                   Power Generation

Name                       Age     Offices and Positions During Past Five
                                   Years



Louis Rana                 49      3/98 to present - Vice President -
                                   System & Transmission Operations
                                   10/97 to 2/98 - General Manager - System
                                   Operation
                                   8/97 to 9/97 - General Manager -
                                   Manhattan Electric Operations
                                   1/94 to 7/97 - Chief Distribution
                                   Engineer
                                   1/93 to 12/93 - General Manager - Queens
                                   Electric Operations
Hyman Schoenblum           49      12/97 to present - Vice President and
                                   Controller of CEI
                                   10/97 to present - Vice President and
                                   Controller
                                   3/97 to 9/97 - Vice President and
                                   Treasurer
                                   6/96 to 2/97 - Director - Financial
                                   Restructuring
                                   11/93 to 5/96 - Director - Corporate
                                   Planning
                                   7/88 to 10/93 - Assistant Controller

Edwin W. Scott             59      6/89 to present - Vice President and
                                   Deputy General Counsel

Wanda Skalba               48      1/98 to present- Vice President -
                                   Information Resources
                                   4/96 to 12/97 - Director - Information
                                   Resources
                                   4/93 to 4/96 - Director - Application
                                   Services


Minto L. Soares            61      1/98 to present - Vice President -
                                   Substation Operations
                                   6/91 to 12/97 - Vice President - Bronx
                                   Customer Service

Robert P. Stelben          55      12/97 to present - Vice President and
                                   Treasurer of CEI
                                   10/97 to present - Vice President and
                                   Treasurer
                                   8/97 to 9/97 - Vice President - Finance
                                   11/95 to 8/97 - Vice President and
                                   Treasurer, Johnson & Higgins
                                   8/94 to 11/95 - Vice President and
                                   Treasurer, BTR Americas
                                   9/85 to 6/94 - Vice President and
                                   Treasurer, Marsh & McLennan

Alfred R. Wassler          53      8/96 to present - Vice President -
                                   Purchasing
                                   3/94 to 8/96 - Vice President -
                                   Purchasing, Transportation and Stores
                                   7/92 to 2/94 - Vice President -
                                   Purchasing

                                   PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                   STOCKHOLDER MATTERS

      CEI's Common Shares ($.10 par value), the only class of common equity of CEI, are traded on the New York Stock Exchange. As of January 31, 1998 there were 134,168 holders of record of CEI's Common Shares. For information about a $1 billion repurchase of CEI Common Shares, see " Capital Requirements and Financing" in Item 1. The outstanding shares of Con Edison's Common Stock ($2.50 par value), the only class of common equity of Con Edison, are held by CEI and are not traded.

MARKET PRICE RANGE IN CONSOLIDATED REPORTING SYSTEM AND DIVIDENDS PAID ON COMMON STOCK

      The following table shows the market price range of, and dividends paid on, Con Edison's Common Stock during the periods indicated. CEI became the holding company for Con Edison on January 1, 1998 when the Holding Company Proposal was implemented. See Item 4.

                                                         1997                                      1996
                                        -----------------------------------------------------------------------------
                                                                  Dividends                                 Dividends
                                           High           Low          Paid          High           Low          Paid
---------------------------------------------------------------------------------------------------------------------
1st Quarter                             $32-1/8       $28-1/2      $   .525       $34-3/4       $30-7/8       $   .52
2nd Quarter                              30-3/4        27              .525        32-3/8        27-3/8           .52
3rd Quarter                              34-9/16       29-5/16         .525        29-5/8        25-7/8           .52
4th Quarter                              41-1/2        32-1/4          .525        30-5/8        27-1/2           .52
As of January 31, 1998 there were 134,168 holders of record of common stock.
---------------------------------------------------------------------------------------------------------------------



      On January 27, 1998, CEI's Board of Directors declared a quarterly dividend of 53 cents per Common Share which was paid on March 15, 1998 to holders of record on February 18, 1998. For additional information about the payment of dividends by CEI and Con Edison, see "Dividends" in Note B to the financial statements in Item 8.

ITEM 6.  SELECTED FINANCIAL DATA

      The following table shows selected financial data for Con Edison. CEI became the holding company for Con Edison on January 1, 1998 when the Holding Company Proposal was implemented. See Item 4.

Year Ended December 31                                1997          1996          1995          1994          1993
---------------------------------------------------------------------------------------------------------------------
Operating revenues                                 $  7,121.3    $  6,959.7    $  6,536.9    $  6,373.1    $  6,265.4
Purchased power                                       1,349.4       1,272.9       1,107.2         787.5         812.6
Fuel                                                    596.8         573.3         504.1         567.8         605.2
Gas purchased for resale                                479.2         418.3         259.8         341.2         289.7
Operating income                                      1,045.4       1,013.6       1,041.4       1,036.2         951.1
Net income for common stock                             694.5         688.2         688.3         698.7         622.9
Total assets                                         14,722.5      14,057.2      13,949.9      13,728.4      13,257.4
Long-term debt                                        4,188.9       4,238.6       3,917.2       4,030.5       3,643.9
Preferred stock subject to mandatory redemption          84.6          84.6         100.0         100.0         100.0
Common shareholders' equity                           5,930.1       5,727.6       5,522.7       5,313.0       5,068.5
---------------------------------------------------------------------------------------------------------------------
Basic and diluted earnings per common share        $     2.95    $     2.93    $     2.93    $     2.98    $     2.66
Cash dividends per common share                    $     2.10    $     2.08    $     2.04    $     2.00    $     1.94
---------------------------------------------------------------------------------------------------------------------
Average common shares outstanding (millions)            235.1         235.0         234.9         234.8         234.0
---------------------------------------------------------------------------------------------------------------------

ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS



Consolidated Edison, Inc. (CEI) was established as the holding company for Consolidated Edison Company of New York, Inc. (Con Edison) on January 1, 1998. The following discussion and analysis relates to the accompanying consolidated financial statements and the notes thereto and should be read in conjunction with the financial statements and notes. The financial statements include the accounts of Con Edison and all wholly-owned subsidiaries and, therefore, also represent the consolidated financial statements of CEI.

LIQUIDITY AND CAPITAL RESOURCES

SOURCES OF LIQUIDITY

Cash and temporary cash investments were $183.5 million at December 31, 1997 compared with $106.9 million at December 31, 1996. These balances reflect, among other things, the timing and amounts of external financing. In addition, at December 31, 1997 Con Edison had set aside $328.9 million for the retirement of three long-term debt issues.

CEI expects to finance its operations, capital requirements and the payment of dividends to its shareholders primarily from dividends and other distributions it receives from Con Edison, and may also from time to time use external borrowings. For information about restrictions on the payment of dividends by Con Edison, see Note B to the financial statements.

Con Edison expects to finance its operations and capital requirements from internally-generated funds and external debt financings, and may also from time to time make short-term borrowings. Con Edison's cash requirements are subject to substantial fluctuations during the year due to seasonal variations in cash flow and generally peak in January and July of each year when the semi-annual payments of New York City property taxes are due. To increase its financial flexibility, Con Edison initiated a $500 million commercial paper program in January 1998. Moody's Investor Service (Moody's), Standard and Poor's Rating Group (S&P) and Fitch IBCA (Fitch) rated Con Edison's commercial paper P-1, A-1 and F-1, respectively. See Note C to the financial statements.

Con Edison's customer accounts receivable, less allowance for uncollectible accounts, amounted to $581.2 million and $544.0 million at December 31, 1997 and 1996, respectively. The increase at year-end 1997 compared with year-end 1996 is primarily attributable to one less cash collection day in 1997 compared with 1996. In terms of equivalent days of revenue outstanding, these amounts represented 28.2 and 28.6 days, respectively.

Regulatory accounts receivable amounted to a net credit to be refunded to customers of $1.7 million at December 31, 1997 compared with a receivable recoverable from customers at December 31, 1996 of $45.4 million. The decrease at year-end 1997 compared with year-end 1996 is due primarily to the elimination in 1997 of electric and gas regulatory incentive mechanisms. See Note A to the financial statements.

Deferred charges for Enlightened Energy (demand-side management) program costs amounted to $117.8 million and $133.7 million at December 31, 1997 and 1996, respectively. These costs are recoverable from customers under the Settlement Agreement approved by the Public Service Commission (PSC) as discussed below.

Con Edison's net cash flows from operating activities for years 1995 through 1997 were as follows:

(Millions of Dollars)                           1997         1996         1995
------------------------------------------------------------------------------
Net cash flows from operating activities    $  1,239     $  1,107     $  1,276
Less: Dividends on common and
       preferred stock                           512          511          515
------------------------------------------------------------------------------
Net after dividends                         $    727     $    596     $    761
------------------------------------------------------------------------------

Net cash flows in 1997 were higher than in 1996 due principally to reduced operations and maintenance expenses. Net cash flows in 1996 were lower than in 1995 due principally to lower incentive billings and higher costs for recoverable fuel and gas in storage.

FINANCIAL RATIOS Con Edison's common equity ratio and interest coverage ratio continue to be high compared with the electric utility industry generally, an indication of Con Edison's continued financial strength. Con Edison's common equity ratio was 56.8 percent and 55.7 percent at year-end 1997 and 1996, respectively. Con Edison's interest coverage was 4.09 and 4.18 times for 1997 and 1996, respectively. See "Stock Repurchase," below.

DEBT FINANCINGS Con Edison issued a total of $300 million of five-year floating rate debentures, the interest rate on which is reset quarterly: $150 million in June 1997 and $150 million in December 1996. In July 1995 Con Edison issued $100 million of 10-year 6-5/8% debentures.

Con Edison's senior unsecured debt securities (debentures and tax-exempt debt) are rated A1, A+ and AA- by Moody's, S&P and Fitch, respectively. Con Edison's subordinated debentures (QUICS) are rated A2 by Moody's, A by S&P and A+ by Fitch.

REFUNDINGS The PSC has authorized Con Edison to issue securities for the refunding of its outstanding debt and preferred stock from time to time prior to the year 2003. Refundings may be effected by means of any one or a combination of redemption calls, tender offers, exchange offers, negotiated transactions or open market purchases.

In February 1998 Con Edison issued $180 million of 10-year 6-1/4% debentures and $105 million of 30-year 7.10% debentures, to refund in March 1998 its 7-1/8% tax-exempt debt issued through the New York State Energy Research and
Development Authority (NYSERDA), 7-3/8% debentures and 8.05% debentures. In December 1997 Con Edison issued $330 million of 10-year 6.45% debentures to refund in January 1998 three series of tax-exempt debt issued through NYSERDA.

In March 1996 Con Edison refunded $317 million of certain series of its preferred stock with the proceeds from the issuance of $275 million of 35-year 7-3/4% subordinated deferrable interest debentures (interest payments on which are tax deductible, unlike preferred stock dividends) and $25 million of cash balances. In May 1996 Con Edison issued $100 million of 30-year 7-3/4% debentures, the proceeds of which were used to redeem, in advance of maturity, its 9-3/8% debentures. In August 1995 Con Edison issued $128.3 million of 25-year 6.10% tax-exempt debt through NYSERDA, the proceeds of which were used to redeem the outstanding 9% tax-exempt debt.

Con Edison used cash balances to redeem its outstanding 9.70% debentures in December 1995 and its outstanding convertible preference stock in December 1997.

STOCK REPURCHASE To realign its capital structure with its evolving business risk, CEI announced its intent to repurchase up to $1 billion of its common shares, subject to PSC approval and market conditions. The repurchase is expected to be funded by Con Edison from internally-generated funds, debt financings and, depending on the timing, the net proceeds of generating plant sales. The PSC is expected to act on the stock repurchase in March 1998.*

CAPITAL   REQUIREMENTS   The  following  table  compares  Con  Edison's  capital
requirements for the years 1995 through 1997 and estimated amounts for 1998 and 1999:

(Millions of Dollars)             1999      1998      1997      1996      1995
------------------------------------------------------------------------------
Construction expenditures         $611      $622      $654      $675      $693
Nuclear decommissioning
   trust                            21        21        21        21        19
Nuclear fuel                        35        22        15        49        13
------------------------------------------------------------------------------
Subtotal                           667       665       690       745       725
Retirement of long-term debt
   and preferred stock (a)         225       200       106       184        11
------------------------------------------------------------------------------
Total                             $892      $865      $796      $929      $736
------------------------------------------------------------------------------

(a) Does not include stock repurchases or debt refundings. See "Refundings" and "Stock Repurchase," above. For details of securities maturing after 1999, see Note B to the financial statements.

CEI expects to invest $300 million in 1998 and 1999 in its subsidiaries other than Con Edison, including Consolidated Edison Solutions, Inc., formerly Promark Energy, Inc., and Consolidated Edison Development, Inc., formerly Gramercy Development, Inc.

ELECTRIC CAPACITY RESOURCES

Electric peak load in Con Edison's service area, adjusted for historical design weather conditions, grew by 250 megawatts (MW) (2.3 percent) in 1997. This growth reflects primarily the robust local economy. Con Edison's current resource plans indicate that its service area could require additional generation resources within the next five years. However, Con Edison does not anticipate adding long-term capacity resources to its electric system. In a competitive electric market, unregulated entities, possibly including a subsidiary of CEI, are expected to provide needed capacity resources as dictated by market conditions.

____________
*  The PSC approved the stock repurchase in March 1998.

COMPETITION AND INDUSTRY RESTRUCTURING

In recent years federal and New York State initiatives have promoted the development of competition in the sale of electricity and gas. In general these initiatives "unbundle," or separate, the integrated supply and delivery services that electric and gas utilities have traditionally provided, and enable customers to purchase electricity and gas directly from suppliers other than their local utility. Under these initiatives Con Edison will continue to transport and deliver energy to customers in its service area, including energy from other suppliers, over its electric and gas systems. The rates for such delivery services are expected to remain regulated on a cost-of-service basis. The electric and gas transportation and delivery systems, along with Con Edison's steam system, which will also remain rate-regulated, comprised more than 70 percent of Con Edison's net utility plant at December 31, 1997. These initiatives have also fostered new unregulated energy supply and services businesses in which the subsidiaries of CEI other than Con Edison may participate. These new businesses will be subject to competition and different investment risks than those involved in Con Edison's utility business.

In April 1996 the Federal Energy Regulatory Commission (FERC) issued its Order 888 requiring electric utilities to file non-discriminatory open access transmission tariffs that would be available to wholesale sellers and buyers of electric energy and allowing utilities to recover related legitimate and verifiable stranded costs subject to FERC's jurisdiction. Con Edison's open access tariff took effect in July 1996. The company has billed approximately $450,000 under the tariff, subject to refund pending the outcome of a September 1997 hearing on the tariff before FERC. FERCis expected to act on the tariff in 1998. In addition, Con Edison and Con Edison Solutions have been authorized by FERC to make wholesale sales of electricity at market-based rates.

In January 1997 Con Edison, along with the other New York electric utilities, submitted a filing to FERC for approval of a restructuring of the wholesale electric market in New York State, including the establishment of an independent system operator (ISO) that would control and operate most electric transmission facilities in New York as an integrated system, a New York State Reliability Council, which would promulgate reliability rules, and a "power exchange" that would establish visible spot market prices for wholesale energy. In December 1997 Con Edison and the other New York utilities supplemented this filing with additional details regarding the proposed new market structure and a new ISO governance structure based upon an unaffiliated ISO board of directors.

In May 1996 the PSC issued an order in its Competitive Opportunities proceeding endorsing a fundamental restructuring of the electric utility industry in New York State, based on competition in the generation and energy services sectors of the industry. In September 1997 the PSC approved a settlement agreement between Con Edison, the PSC staff and certain other parties (the Settlement Agreement). See "PSC Settlement Agreement," below.

All of Con Edison's gas customers, either individually or by aggregating their demand with other customers, became eligible in 1996 to purchase gas directly from suppliers other than Con Edison.

PSC SETTLEMENT AGREEMENT

The Settlement Agreement in the Competitive Opportunities proceeding provides for a transition to a competitive electric market through the development of a "retail access" plan, a rate plan for the period ending March 31, 2002 (the Transition), a reasonable opportunity for recovery of "strandable costs" and the divestiture by Con Edison to unaffiliated third parties of at least 50 percent of its New York City fossil-fueled electric generating capacity.

RETAIL ACCESS Con Edison will implement an energy and capacity retail access program that will permit its customers to choose alternative energy suppliers. The delivery of electricity to customers will continue to be through Con Edison's transmission and distribution systems. The program will begin in June 1998 with up to 500 MW of customer load. The program will be expanded in increments and Con Edison will target the phase-in of retail access to make it available to all of its customers by the earlier of 18 months after the New York ISO becomes fully operational or December 31, 2001. This schedule is subject to adjustment as circumstances warrant. In general, Con Edison's delivery rates for retail access customers during the Transition will equal the rates applicable to other comparable Con Edison customers, less a rate representing the market value of the energy and capacity.

RATE PLAN In January 1998 Con Edison implemented an annualized rate reduction of $107.5 million pursuant to the rate plan provisions of the Settlement Agreement. Additional rate decreases will be implemented during the Transition. The rate plan reduces the total generation-related revenues that Con Edison would have received over the five-year Transition period had rate levels in effect on March 31, 1997 remained in effect by approximately $1 billion, exclusive of additional revenue reductions from lower gross receipts taxes. Financing savings from any securitization of strandable costs, in excess of the amount of the savings that may be allocated by the PSC for SBC Programs (defined below), and any further reductions in New York State gross receipts taxes, will be utilized for additional rate reductions. In general, base electric rates will not otherwise be changed during the Transition except in the event of changes in costs above anticipated annual levels resulting from legal or regulatory requirements (including a requirement or interpretation resulting in Con Edison's refunding its tax-exempt debt), inflation in excess of a four percent annual rate, property tax increases and environmental costs above pre-determined levels, or in the event Con Edison's rate of return becomes unreasonable for the provision of safe and adequate service.

The Settlement Agreement also provides, among other things, for a non-bypassable system benefits charge to recover, to the extent not otherwise recovered, the costs of required research and development, energy efficiency programs, programs to assist low-income customers and environmental protection programs (collectively, "SBC Programs"). In addition, the Settlement Agreement includes a penalty mechanism (estimated maximum, $26 million per year) for failure to maintain certain service quality and reliability standards.

For any rate year during the Transition, 50 percent of any earnings in excess of a rate of return of 12.9 percent on electric common equity will be retained for shareholders and 50 percent will be applied for customer benefit, with one-half of the amount to be applied to a reduction of rates or as otherwise determined by the PSC and the balance to be deferred and applied to reduce Con Edison's generating plant balances through additional depreciation expense. The rate of return calculation will exclude any incentive earnings and reflect any amounts by which the rate of return for earlier Transition rate years fell below 11.9 percent. This earnings sharing will cease beginning in the year in which Con Edison fulfills its divestiture commitment or in which 15 percent of the service area peak load (excluding the existing load served by the New York Power Authority) is supplied by entities other than by Con Edison.

DIVESTITURE COMMITMENT Con Edison has agreed to divest to unaffiliated third parties at least 50 percent of its New York City fossil-fueled electric generating capacity no later than December 2002, and Con Edison may divest additional generating capacity. It may be determined that divestiture should be advanced or delayed (to maximize sales price or address other developments) or that the 50 percent divestiture commitment is not sufficient to mitigate market power. Con Edison's fossil-fueled electric generating units not divested to unaffiliated third parties will be transferred to an unregulated affiliate of Con Edison by December 2002.

Con Edison will submit a detailed divestiture plan to the PSC in March 1998. Con Edison has agreed to initiate the divestiture process with respect to at least 30 percent of its New York City fossil-fueled generating capacity within 90 days after PSC approval of the divestiture plan unless otherwise justified in the divestiture plan. The PSC could approve the divestiture plan as submitted or modify it to address market power or other concerns.

Con Edison will retain for its shareholders the first $50 million of any net after-tax gains from the divestiture of generating capacity. Any additional net gains or net losses from the divestiture, or from the transfer to an affiliate of Con Edison, of generating capacity during the Transition will be deferred for disposition by the PSC. After the Transition the difference between the remaining book value of generating plant and the net market values defined by divestiture will be reflected in the strandable costs to be recovered following the Transition.

RECOVERY OF PRIOR INVESTMENTS AND COMMITMENTS Potential strandable costs for Con Edison include its fossil-fueled generating plants, Indian Point 2 nuclear generating unit, decommissioning of the Indian Point plant and contracts with non-utility generators (NUGs).

Under the Settlement Agreement, Con Edison will continue to recover its potential electric strandable costs during the Transition in the rates it charges all customers. In addition, Con Edison will provide for $75 million of additional depreciation for its fossil-fueled electric generating units that also supply the steam system. Also, as indicated above, certain "excess" earnings, if achieved, will be applied as an offset to strandable costs.

The Settlement Agreement provides that Con Edison will be given a reasonable opportunity following the Transition to recover remaining electric strandable costs, as adjusted for net gains in excess of $50 million or net losses from divestiture or transfer of Con Edison generating capacity, including a reasonable return on investments, through a non-bypassable charge to customers. For remaining fossil-related strandable costs, the recovery period will be ten years and for the Indian Point 2 nuclear unit, the recovery period will be the remaining operating license term of the unit. With respect to its NUG contracts, Con Edison will be permitted to recover at least 90 percent of the amount by which the actual costs of its purchases under the contracts exceed market value after the Transition. Any potential disallowance after the Transition will be limited to the lower of (i) 10 percent of the above market costs or (ii) $300 million (in 2002 dollars). The potential disallowance will be offset by NUG contract mitigation achieved by Con Edison after April 1, 1997 and 10 percent of the gross proceeds of generating unit sales to third parties. Con Edison will be permitted a reasonable opportunity to recover any costs subject to disallowance that are not offset by these two factors if it makes good faith efforts in implementing provisions of the Settlement Agreement leading to the development of a competitive electric market in its service territory and the development of an ISO.

In October 1997 Con Edison, pursuant to the Settlement Agreement, requested the PSC to defer certain costs related to agreements to terminate contracts with NUGs for 42.5 MW of capacity. Including these agreements, Con Edison has, since 1993, entered into agreements to terminate NUG contracts for approximately 768 MW at a cost of $281 million (exclusive of interest), $200 million of which has already been recovered from customers. Currently, Con Edison purchases capacity under NUG contracts for plants with 2,059 MW of capacity. See Note G to the financial statements.

CORPORATE STRUCTURE The Settlement Agreement establishes guidelines governing transactions among affiliates. Without PSC approval, Con Edison is prohibited from making loans to, or guaranteeing the obligations of, CEI or any of its other subsidiaries, or pledging its assets as security for the indebtedness of CEI or any of its affiliates. (See also Note B to the financial statements.) Con Edison and the other subsidiaries must operate as separate entities, and transfers of assets, services and information between Con Edison and its affiliates are subject to certain restrictions. Con Edison and the other subsidiaries must have separate operating employees, and non-administrative operating officers of Con Edison may not be operating officers of any of the other subsidiaries. Transfers of employees from Con Edison to the other subsidiaries are also restricted.

ACCOUNTING EFFECT As a result of the Settlement Agreement, there have been changes to certain of Con Edison's accounting policies. These changes, however, did not have a material effect on Con Edison's financial position or results of operations. See Note A to the financial statements.

1995 ELECTRIC RATE AGREEMENT

In April 1995 the PSC approved a three-year electric rate agreement effective April 1, 1995. However, the Settlement Agreement supersedes the provisions of the 1995 electric rate agreement that prescribe overall electric revenue levels for the 12 months ending March 31, 1998. The Settlement Agreement also eliminated, effective April 1, 1997, the provisions of the 1995 electric rate agreement for incentives or penalties related to the Enlightened Energy program and customer service performance, the modified Electric Revenue Adjustment Mechanism (ERAM) and earnings sharing.

The principal features of the 1995 electric rate agreement were as follows:

LIMITED CHANGES IN BASE REVENUES There was no increase in base electric revenues for the first rate year (the 12 months ended March 31, 1996) and rates were reduced by approximately $19 million (0.3 percent) for the second rate year (the 12 months ended March 31, 1997).

EARNINGS SHARING The allowed rates of return on common equity in the first two rate years were 11.1 percent and 10.31 percent, respectively, based on an assumed 52 percent common equity ratio. Primarily as a result of increased productivity, Con Edison's actual rates of return for the first two rate years exceeded a threshold level established for sharing earnings with customers. As a result, Con Edison recorded provisions, before federal income tax, for the future benefit of electric customers of $10.2 million for the first rate year (primarily in the fourth quarter of 1995) and $25.7 million for the second rate year ($18.0 million in 1996 and $7.7 million in 1997).

INCENTIVE PROVISIONS Con Edison was permitted to earn additional incentive amounts, not subject to the earnings sharing provisions, by attaining certain objectives for its Enlightened Energy program and for customer service. There were also penalties for failing to achieve minimum objectives, and there was a penalty-only incentive mechanism designed to encourage Con Edison to maintain its high level of service reliability. Con Edison accrued benefits for these incentives of $38.4 million in 1995 (including $17.1 million related to the prior year), $30.3 million in 1996 and $0.5 million in 1997.

PARTIAL PASS-THROUGH FUEL ADJUSTMENT CLAUSE (PPFAC) The 1995 electric rate agreement also provided for a fuel and purchased power cost-savings incentive, which has been continued under the Settlement Agreement. See Note A to the financial statements. Con Edison's earnings, before federal income tax, under the PPFAC were increased by $19.2 million in 1995 ($6.5 million of which was earned in the first calendar quarter under similar provisions of a 1992 electric rate agreement) and $24.9 million in 1996. For 1997, primarily as a result of unscheduled outages at its Indian Point 2 nuclear unit, Con Edison incurred a net penalty of $1.8 million, before federal income tax, under the PPFAC.

MODIFIED ERAM The 1995 agreement continued, in modified form, the ERAM rate-making concept that was established in the 1992 agreement. See Note A to the financial statements. For 1995 Con Edison set aside $35.3 million to be refunded to customers for revenue overcollections under the ERAM provisions. Con Edison accrued $10.1 million for 1996 and $18.0 million for 1997 for revenue undercollections under the ERAM provisions.

GAS AND STEAM RATE AGREEMENTS

In January 1997 the PSC approved a four-year gas rate settlement agreement with the following major provisions: base rates will, with limited exceptions, remain at September 30, 1996 levels through September 30, 2000; Con Edison will share in net revenue from interruptible gas sales (previously used only to reduce firm customer gas costs) by retaining in each rate year the first $7.0 million of net revenue above 8.5 million dekatherms and 50 percent of additional net revenues; and 86 percent of any increase in property taxes above levels implicit in rates will be recovered by offsetting amounts, if any, that would otherwise be returned to customers. Con Edison will share with customers 50 percent of earnings above a 13 percent rate of return on gas common equity.

In September 1997 the PSC approved a steam rate agreement between Con Edison and the PSC staff. The three-year agreement provides for a $16 million base rate increase, effective October 1, 1997. Base rates for the remainder of the term of the agreement will not be increased or decreased except in certain limited circumstances. In its order approving the steam rate agreement, the PSC modified the agreement to require Con Edison to submit a long-range plan for the steam system in time to be considered contemporaneously with the company's divestiture plan for fossil-fueled generating capacity. See "PSC Settlement Agreement Divestiture Commitment," above.

In October 1994 the PSC approved three-year rate agreements for gas and steam services. Pursuant to the gas agreement, rates were increased $7.7 million (0.9 percent) for the first rate year and $20.9 million (2.5 percent) for the second rate year. Con Edison accrued $7.4 million and $9.2 million in 1995 and 1996, respectively, for earnings under the incentive provisions of the agreement. The 1997 gas rate agreement superseded the third rate year of the 1994 agreement and discontinued the incentive provisions effective October 1997. Pursuant to the steam agreement, rates were increased $9.9 million (3.0 percent), $4.6 million (1.3 percent) and $12.1 million (3.44 percent), respectively, for the three rate years.

FINANCIAL MARKET RISKS

CEI's primary market risks associated with activities in derivative financial instruments, other financial instruments and derivative commodity instruments, are interest rate risk and commodity price risk.

The interest rate risk relates primarily to new debt financing needed to fund capital requirements, including maturing debt securities, and to variable rate debt. In general, Con Edison's electric, gas and steam rates are not subject to change for fluctuations in the cost of capital during the respective terms of the current rate agreements. Con Edison manages its interest rate risk through the issuance of mostly fixed-rate debt with varying maturities and through opportunistic refundings of debt through optional redemptions and tender offers. In addition, Con Edison, from time to time, enters into derivative financial instruments to hedge interest rate risk. There were no derivative financial instruments outstanding at December 31, 1997.

The commodity price risk relates primarily to Con Edison's use of derivative commodity instruments to hedge its gas in storage. In addition, Con Edison Solutions uses derivatives to hedge its gas purchases. Con Edison does not generally use derivatives to hedge its purchases of electricity, fuel (to produce electricity and steam) and gas, because the related commodity price risks are mitigated by the fuel adjustment provisions of its current rate agreements. At December 31, 1997 neither the fair value of the derivatives outstanding nor potential, near-term derivative losses from reasonably possible near-term changes in market prices were material to the financial position, results of operations or liquidity of CEI or Con Edison. See Note A to the financial statements for additional information about the fuel cost provisions of the rate agreements and gas hedging.

YEAR 2000 EXPOSURE

Many information systems have been designed to function based on years that begin with 19. CEI expects that by the Year 2000 it will have adapted its systems, to the extent it considers necessary, to process years that begin with 20, and does not expect that the costs of doing so will be material. However, the company cannot predict the effect on it of any Year 2000 problems of other entities such as suppliers, customers and service providers.

AIR QUALITY

The Clean Air Act amendments of 1990 impose limits on sulfur dioxide and nitrogen dioxide emissions from electric generating units. Under the "Reasonably Available Control Technology"provisions of the Clean Air Act, New York and ten other member states of the Northeast Ozone Transport Commission have entered into a Memorandum of Understanding that calls for the states to adopt more stringent nitrogen oxide standards. Con Edison does not expect that compliance with the sulfur dioxide and nitrogen oxide standards will have a material adverse effect on its financial condition, results of operations or liquidity.

In July 1997 the United States Environmental Protection Agency adopted new ambient air quality standards for ozone and particulate matter. Con Edison does not expect that compliance with the ozone standard will have a material adverse effect on its financial condition, results of operations or liquidity. If ambient air quality monitoring identifies New York City as a non-attainment area for the particulate matter standard, the New York State Department of Environmental Conservation (DEC) will be required to adopt regulations to achieve compliance with the standard. Depending on the regulations, compliance with the standard may require increased operating costs and capital expenditures.

NUCLEAR GENERATION

INDIAN POINT STATION Con Edison has operated its approximately 1,000 MW Indian Point 2 nuclear generating unit since it was first placed into service in 1973. At December 31, 1997 Indian Point 2 had a net book value of approximately $479 million. See Note A to the financial statements for a discussion of costs of decommissioning Indian Point 2 and the retired Indian Point 1 unit.

RATE RECOVERY The Settlement Agreement provides that, following the Transition, Con Edison will have a reasonable opportunity to recover, through a non-bypassable charge, its investment in Indian Point 2 and the costs of decommissioning its nuclear operations. See "PSC Settlement Agreement - Recovery of Prior Investments and Commitments," above.

The Settlement Agreement does not contemplate the divestiture or transfer of Con Edison's Indian Point 2 nuclear generating unit. The PSC is expected to institute a collaborative process to further consider issues raised by an August 1997 PSC staff report on nuclear generating facilities.*

OPERATION Under normal operating conditions, scheduled refueling and maintenance outages, such as the outage completed in July 1997, are generally required for Indian Point 2 after each cycle of approximately 22 months of operation. The unit was out of service from January 25, 1997 to March 15, 1997 and has been out of service since October 15, 1997 for unscheduled maintenance.*

FUEL DISPOSAL The United States Department of Energy (DOE) has defaulted on its obligation under a contract with Con Edison pursuant to which DOE was to begin to take title to Con Edison's spent nuclear fuel (SNF) generated at Indian Point 2 as DOE transports the fuel to a federal repository for permanent disposal. In July 1996 the United States Court of Appeals for the District of Columbia held that the DOE has an obligation "reciprocal to the utilities' obligation to pay fees, to start disposing of the spent nuclear fuel no later than January 31, 1998." In January 1997 Con Edison and a number of other utilities petitioned the court for an order directing the DOE to begin acceptance of SNF, authorizing payment into escrow accounts of fees that would otherwise be payable to DOE pursuant to SNF disposal contracts, and instituting enhanced judicial oversight of DOE's performance under the contracts. In November 1997 the court ruled that the petition was premature pending a determination of whether provisions of the contracts would afford an adequate remedy.

________
* In March 1998, the PSC instituted a proceeding on nuclear generation and the NRC issued a Confirmatory Action Letter regarding Indian Point 2. See "Electric Facilities - Generating Facilities" in Item 2.

Con Edison estimates that it has adequate on-site capacity for interim storage of its spent fuel until 2005. Absent regulatory or technological developments by 2005, Con Edison expects that it will require additional on-site or other spent fuel storage facilities. Such additional facilities would require regulatory approvals. In the event that it is unable to make appropriate arrangements for the storage of its spent fuel, Con Edison would be required to curtail the operation of Indian Point 2.

SUPERFUND AND ASBESTOS CLAIMS AND OTHER CONTINGENCIES

Reference is made to Note F to the financial statements for information concerning potential liabilities of Con Edison arising from the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (Superfund), from claims relating to alleged exposure to asbestos, and from certain other contingencies to which Con Edison is subject.

IMPACT OF INFLATION

CEI is affected by the decline in the purchasing power of the dollar caused by inflation. Regulation permits Con Edison to recover through depreciation only the historical cost of its plant assets even though in an inflationary economy the cost to replace the assets upon their retirement will substantially exceed historical costs. This is, however, partially offset by the repayment of Con Edison's long-term debt in dollars of lesser value than the dollars originally borrowed.

FORWARD-LOOKING STATEMENTS

This discussion and analysis includes forward-looking statements, which are statements of future expectation and not facts. Words such as "estimates," "expects," "anticipates," "intends," "plans" and similar expressions identify forward-looking statements. Actual results or developments might differ materially from those included in the forward-looking statements because of factors such as competition and industry restructuring, changes in economic conditions, changes in historical weather patterns, changes in laws, regulations or regulatory policies, developments in legal or public policy doctrines, technological developments and other presently unknown or unforeseen factors.

RESULTS OF OPERATIONS

Basic and diluted earnings per share were $2.95 in 1997 and $2.93 in 1996 and 1995. The average numbers of common shares outstanding for 1997, 1996 and 1995 were 235.1 million, 235.0 million and 234.9 million, respectively.

The increase in earnings for the year 1997 was primarily the result of lower operations and maintenance expenses, reflecting ongoing productivity improvements, partially offset by the impact of weather on net revenues and reduced incentive earnings under agreements covering electric rates.

Earnings for 1997, 1996 and 1995 reflect the electric, gas and steam rate increases and decreases and other provisions of the related rate agreements discussed above.

OPERATING REVENUES AND FUEL COSTS

Operating revenues in 1997 and 1996 increased from the prior year by $161.5 million and $422.8 million, respectively. The principal increases and decreases in revenue were:

                                                           Increase (Decrease)
------------------------------------------------------------------------------
                                                               1997       1996
(Millions of Dollars)                                     over 1996  over 1995
------------------------------------------------------------------------------
Electric, gas and steam rate changes                       $(24.7)      $  0.8
Fuel rider billings*                                        145.0        319.7
Sales volume changes
   Electric**                                                45.0          2.9
   Gas                                                       (8.1)       124.2
   Steam                                                    (28.9)         8.1
Gas weather normalization                                    17.2        (18.5)
Electric:
   ERAM/Modified ERAM accruals                                7.9         45.4
   Recoveries (refunds) of prior rate year ERAM accruals    (18.8)       (25.9)
   Rate refund provisions                                    10.5         (8.2)
   Off-system sales                                         (11.6)        (4.8)
Other                                                        28.0        (20.9)
------------------------------------------------------------------------------
Total                                                      $161.5       $422.8
------------------------------------------------------------------------------

* Excludes costs of fuel, purchased power and gas purchased for resale reflected in base rates.

** Includes Con Edison direct customers and delivery service for NYPA and municipal agencies.


The increases in fuel billings in 1997 and 1996 reflect increases in the unit costs of purchased power, fuel used to produce electricity and steam, and gas purchased for resale. Electric fuel costs increased $52.0 million in 1997, primarily because of the increased unit cost of fuel, partially offset by lower generation. Electric purchased power costs increased by $50.4 million in 1997 over the 1996 period due to increased purchases. The increases in electric fuel and purchased power costs in 1997 are also attributable to decreased availability of nuclear generation from Indian Point 2. Electric fuel costs increased $23.3 million in 1996, reflecting a higher unit cost of fuel, partially offset by lower generation. Electric purchased power costs increased by $161.9 million in 1996 over the 1995 period, reflecting a higher unit cost of power purchased under NUG contracts. The increases in electric fuel and purchased power costs in 1996 were mitigated by the greater availability in 1996 of nuclear generation from Indian Point 2.

The cost of gas purchased for resale increased $60.9 million and $158.5 million in 1997 and 1996, respectively, reflecting higher unit costs of purchased gas and higher sendout. The unit cost of gas was 14 percent higher in 1997 and 43 percent higher in 1996. Steam fuel costs decreased $28.4 million in 1997 due to decreased generation of steam by Con Edison, partially offset by the higher unit cost of fuel. Steam purchased power costs increased $26.2 million in 1997 due to increased purchases and higher unit costs. Steam fuel and purchased power costs increased $49.7 million in 1996 due to the higher unit cost of fuel.

Electricity sales volume in Con Edison's service territory increased 1.1 percent in 1997 and 0.8 percent in 1996. Gas sales volume to firm customers decreased
6.2 percent in 1997 and increased 8.9 percent in 1996. Transportation of customer-owned gas (other than for the New York Power Authority), which comprised approximately 5.4 percent of the gas sold or transported for customers in 1997, increased 68.9 percent in 1997 reflecting increased purchases of gas from third party suppliers by Con Edison customers. Steam sales volume decreased
8.6 percent in 1997 and increased 1.9 percent in 1996.

Con Edison's electricity, gas and steam sales vary seasonally in response to weather. Electric peak load occurs in the summer, while gas and steam sales peak in the winter. After adjusting for variations, principally weather and billing days, in each period, electricity sales volume increased 1.8 percent in 1997 and
0.9 percent in 1996. Similarly adjusted, gas sales volume to firm customers decreased 0.8 percent in 1997 and increased 1.9 percent in 1996, and steam sales volume decreased 1.0 percent in 1997 and 0.1 percent in 1996. Weather-adjusted sales represent Con Edison's estimate of the sales that would have been made if historical average weather conditions had prevailed.

OTHER OPERATIONS AND MAINTENANCE EXPENSES

Other operations and maintenance expenses decreased 2.4 percent in 1997 and 1.8 percent in 1996. For 1997 the decrease reflects lower costs for pensions and retiree benefits, a 4.9 percent reduction in the workforce and reductions in the Enlightened Energy program, partially offset by expenses for Indian Point 2 outages. For 1996 the decrease reflects lower production expenses, principally because there was an Indian Point 2 refueling and maintenance outage in 1995, but no outage in 1996. The decrease was offset in part by higher costs for pensions and retiree benefits due to changes in actuarial assumptions.

In 1997 and 1996 Con Edison accrued $3 million and $10 million, respectively, for environmental liabilities related to various Superfund sites. During 1995 Con Edison accrued $10 million for environmental remediation costs relating to Con Edison facilities, pursuant to a 1994 settlement of a DEC civil administrative proceeding against the company, and $5 million for two Superfund sites. See Note F to the financial statements for additional information about the settlement.

TAXES, OTHER THAN FEDERAL INCOME TAX

At $1.2 billion, taxes other than federal income tax remain one of Con Edison's largest operating expenses. The principal components of and variations in operating taxes were:

                                                    Increase (Decrease)
-----------------------------------------------------------------------------
                                               1997         1997         1996
(Millions of Dollars)                        Amount    over 1996    over 1995
-----------------------------------------------------------------------------
Property taxes                              $ 590.7      $  19.1      $  37.6
State and local taxes on revenues             474.8          0.9         13.6
Payroll taxes                                  59.3         (1.5)         2.6
Other taxes                                    56.3         (3.6)        (7.8)
-----------------------------------------------------------------------------
Total                                      $1,181.1*     $  14.9      $  46.0
-----------------------------------------------------------------------------

* Including sales taxes on customers' bills, total taxes, other than federal income taxes, billed to customers in 1997 were $1,500.6 million.

The increase in property taxes in 1997 reflects an increase in tax rates and the increase in 1996 reflects higher assessed valuations.

OTHER INCOME

Other income decreased $3.5 million in 1997 due principally to the start-up and business development expenses of Con Edison Solutions and Con Edison Development, partially offset by increased investment income. Other income decreased $7.5 million in 1996, reflecting primarily lower investment income.

NET INTEREST CHARGES AND
PREFERRED STOCK DIVIDEND REQUIREMENTS

Interest on long-term debt increased $10.3 million in 1997 and $5.9 million in 1996 principally as a result of new debt issues. The increase in 1996 relates to the preferred stock refunding discussed above, which substantially reduced Con Edison's preferred stock dividend requirements. Other interest expense decreased $11.6 million in 1996, principally as a result of lower interest costs associated with certain tax settlements and customer overpayments.

FEDERAL INCOME TAX

Federal income tax decreased $16.5 million in 1997 and $1.4 million in 1996, reflecting the changes each year in income before tax and in tax credits. See
Note I to the financial statements.

February 24, 1998

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      For information about the Company's primary market risks associated with activities in derivative financial instruments, other financial instruments and derivative commodity instruments, see "Liquidity and Capital Resources - Financial Market Risks" in Item 7.




ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


A. Financial Statements

                                                                Page
      Index to Financial Statements                             Number

      Report of Independent Accountants                           44

      Consolidated Balance Sheet at December 31, 1997
         and 1996                                                 45-46

      Consolidated Income Statement for the years ended
         December 31, 1997, 1996 and 1995                         47

      Consolidated Statement of Cash Flows for the years
         ended December 31, 1997, 1996 and 1995                   48

      Consolidated Statement of Capitalization at
         December 31, 1997 and 1996                               49-50

      Consolidated Statement of Retained Earnings for the
         years ended December 31, 1997, 1996 and 1995             51

      Notes to Consolidated Financial Statements                  51-62

      The  following  Schedule  is filed  as a  "Financial
      Statement  Schedule" pursuant to Item 14 of this report:

      Schedule VIII - Valuation and Qualifying Accounts           63

      All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

B. Supplementary Financial Information

      Selected Quarterly Financial Data for the years ended December 31, 1997 and 1996 (Unaudited)

      The following table shows selected quarterly financial data for Con Edison. CEI became the holding company for Con Edison on January 1, 1998 when the Holding Company Proposal was implemented. See Item 4.


                                                                      First        Second         Third        Fourth
1997                                                                Quarter       Quarter       Quarter       Quarter
---------------------------------------------------------------------------------------------------------------------
Operating revenues                                               $  1,886.2    $  1,504.0    $  2,011.0    $  1,720.1
Operating income                                                      247.5         130.0         437.9         230.0
Net income                                                            166.6          47.6         355.0         143.6
Net income for common stock                                           162.0          43.0         350.4         139.1
Basic and diluted earnings per common share                      $      .69    $      .18    $     1.49    $      .59
---------------------------------------------------------------------------------------------------------------------
                                                                      First        Second         Third        Fourth
1996                                                                Quarter       Quarter       Quarter       Quarter
---------------------------------------------------------------------------------------------------------------------
Operating revenues                                               $  1,867.4    $  1,539.7    $  1,920.3    $  1,632.3
Operating income                                                      252.7         152.3         409.4         199.2
Net income                                                            174.5          71.4         328.0         120.2
Net income for common stock                                           182.5          66.8         323.4         115.5
Basic and diluted earnings per common share                      $      .78    $      .28    $     1.38    $      .49
---------------------------------------------------------------------------------------------------------------------


In the opinion of the Company these quarterly amounts include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation.

                      Report of Independent Accountants



To the Stockholders and Boards of Directors (Trustees) of
Consolidated Edison, Inc. and Consolidated Edison Company of New York, Inc.


In our opinion, the consolidated financial statements listed under Item 8.A in the index appearing on page 42 present fairly, in all material respects, the financial position of Consolidated Edison, Inc. and its subsidiaries and of Consolidated Edison Company of New York, Inc. and its subsidiaries (collectively, the "Company") at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




Price Waterhouse LLP

1177 Avenue of the Americas
New York, N.Y.  10036

February 24, 1998

CONSOLIDATED BALANCE SHEET CONSOLIDATED EDISON, INC.

ASSETS
At December 31 (Thousands of Dollars)                                           1997           1996
---------------------------------------------------------------------------------------------------
Utility plant, at original cost (Note A)
Electric                                                                 $11,743,745    $11,588,344
Gas                                                                        1,741,562      1,642,231
Steam                                                                        576,206        536,672
General                                                                    1,203,427      1,152,001
---------------------------------------------------------------------------------------------------
Total                                                                     15,264,940     14,919,248
Less: Accumulated depreciation                                             4,392,377      4,285,732
---------------------------------------------------------------------------------------------------
Net                                                                       10,872,563     10,633,516
Construction work in progress                                                292,218        332,333
Nuclear fuel assemblies and components, less accumulated amortization        102,321        101,461
---------------------------------------------------------------------------------------------------
Net utility plant                                                         11,267,102     11,067,310
---------------------------------------------------------------------------------------------------
Current assets
Cash and temporary cash investments (Note A)                                 183,458        106,882
Funds held for refunding of debt                                             328,874              -
Accounts receivable - customer, less allowance for uncollectible
  accounts of $21,600 in 1997 and 1996                                       581,163        544,004
Other receivables                                                             60,759         42,056
Regulatory accounts receivable (Note A)                                       (1,682)        45,397
Fuel, at average cost                                                         53,697         64,709
Gas in storage, at average cost                                               37,209         44,979
Materials and supplies, at average cost                                      191,759        204,801
Prepayments                                                                   75,516         64,492
Other current assets                                                          16,457         15,167
---------------------------------------------------------------------------------------------------
Total current assets                                                       1,527,210      1,132,487
---------------------------------------------------------------------------------------------------
Investments and nonutility property (Note A)                                 292,397        177,224
---------------------------------------------------------------------------------------------------
Deferred charges (Note A)
Enlightened Energy program costs                                             117,807        133,718
Unamortized debt expense                                                     126,085        130,786
Recoverable fuel costs (Note A)                                               98,301        101,462
Power contract termination costs                                              80,978         58,835
Other deferred charges                                                       239,559        271,081
---------------------------------------------------------------------------------------------------
Total deferred charges                                                       662,730        695,882
---------------------------------------------------------------------------------------------------
Regulatory asset - future federal income taxes (Notes A and I)               973,079        984,282
---------------------------------------------------------------------------------------------------
Total                                                                    $14,722,518    $14,057,185
---------------------------------------------------------------------------------------------------

CAPITALIZATION AND LIABILITIES

At December 31 (Thousands of Dollars)                                           1997           1996
---------------------------------------------------------------------------------------------------
Capitalization (see Consolidated Statement of Capitalization)
Common shareholders' equity                                               $5,930,079     $5,727,568
Preferred stock subject to mandatory redemption (Note B)                      84,550         84,550
Other preferred stock (Note B)                                               233,468        238,098
Long-term debt                                                             4,188,906      4,238,622
---------------------------------------------------------------------------------------------------
Total capitalization                                                      10,437,003     10,288,838
---------------------------------------------------------------------------------------------------
Noncurrent liabilities
Obligations under capital leases                                              39,879         42,661
Other noncurrent liabilities                                                 106,137         80,499
---------------------------------------------------------------------------------------------------
Total noncurrent liabilities                                                 146,016        123,160
---------------------------------------------------------------------------------------------------
Current liabilities
Long-term debt due within one year (Note B)                                  529,385        106,256
Accounts payable                                                             440,114        431,115
Customer deposits                                                            161,731        159,616
Accrued taxes                                                                 65,736         27,342
Accrued interest                                                              85,613         83,090
Accrued wages                                                                 82,556         80,225
Other current liabilities                                                    183,122        147,968
---------------------------------------------------------------------------------------------------
Total current liabilities                                                  1,548,257      1,035,612
---------------------------------------------------------------------------------------------------
Provisions related to future federal income taxes and other deferred credits
(Notes A and I)
Accumulated deferred federal income tax                                    2,307,835      2,289,092
Accumulated deferred investment tax credits                                  163,680        172,510
Other deferred credits                                                       119,727        147,973
---------------------------------------------------------------------------------------------------
Total deferred credits                                                     2,591,242      2,609,575
---------------------------------------------------------------------------------------------------
Contingencies (Note F)
---------------------------------------------------------------------------------------------------
Total                                                                    $14,722,518    $14,057,185
---------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED INCOME STATEMENT CONSOLIDATED EDISON, INC.

Year Ended December 31 (Thousands of Dollars)                                   1997           1996           1995
------------------------------------------------------------------------------------------------------------------
Operating revenues (Note A)
Electric                                                                 $ 5,635,575    $ 5,541,117    $ 5,389,408
Gas                                                                        1,093,880      1,015,070        813,356
Steam                                                                        391,799        403,549        334,133
------------------------------------------------------------------------------------------------------------------
Total operating revenues                                                   7,121,254      6,959,736      6,536,897
------------------------------------------------------------------------------------------------------------------
Operating expenses
Purchased power                                                            1,349,421      1,272,854      1,107,223
Fuel                                                                         596,824        573,275        504,104
Gas purchased for resale                                                     479,218        418,271        259,789
Other operations                                                           1,108,845      1,163,159      1,139,732
Maintenance                                                                  474,788        458,815        512,102
Depreciation and amortization (Note A)                                       502,779        496,412        455,776
Taxes, other than federal income tax                                       1,181,081      1,166,199      1,120,232
Federal income tax (Notes A and I)                                           382,910        397,160        396,560
------------------------------------------------------------------------------------------------------------------
Total operating expenses                                                   6,075,866      5,946,145      5,495,518
------------------------------------------------------------------------------------------------------------------
Operating income                                                           1,045,388      1,013,591      1,041,379
------------------------------------------------------------------------------------------------------------------
Other income (deductions)
Investment income (Note A)                                                    11,554          8,327         16,966
Allowance for equity funds used during construction (Note A)                   4,448          3,468          3,763
Other income less miscellaneous deductions                                   (18,696)        (8,749)        (8,149)
Federal income tax (Notes A and I)                                             3,190            970         (1,060)
------------------------------------------------------------------------------------------------------------------
Total other income                                                               496          4,016         11,520
------------------------------------------------------------------------------------------------------------------
Income before interest charges                                             1,045,884      1,017,607      1,052,899
------------------------------------------------------------------------------------------------------------------
Interest on long-term debt                                                   318,158        307,820        301,917
Other interest                                                                17,083         17,331         28,954
Allowance for borrowed funds used during construction (Note A)                (2,180)        (1,629)        (1,822)
------------------------------------------------------------------------------------------------------------------
Net interest charges                                                         333,061        323,522        329,049
------------------------------------------------------------------------------------------------------------------
Net income                                                                   712,823        694,085        723,850
Preferred stock dividend requirements                                        (18,344)       (19,859)       (35,565)
Gain on refunding of preferred stock (Note B)                                      -         13,943              -
------------------------------------------------------------------------------------------------------------------
Net income for common stock                                              $   694,479    $   688,169    $   688,285
------------------------------------------------------------------------------------------------------------------
Basic and diluted earnings per common share                              $      2.95    $      2.93    $      2.93
Average number of shares outstanding during each year
 (235,082,063; 234,976,697 and 234,930,301)
------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS CONSOLIDATED EDISON, INC.

Year Ended December 31 (Thousands of Dollars)                                   1997           1996           1995
------------------------------------------------------------------------------------------------------------------
Operating activities
Net income                                                               $   712,823    $   694,085    $   723,850
Principal non-cash charges (credits) to income
Depreciation and amortization                                                502,779        496,412        455,776
Deferred recoverable fuel costs                                                3,161        (42,008)       (61,937)
Federal income tax deferred                                                   22,620         40,600         69,020
Common equity component of allowance for funds used during construction       (4,321)        (3,274)        (3,546)
Other non-cash charges                                                        17,268          9,602         14,382
Changes in assets and liabilities
Accounts receivable - customer, less allowance for uncollectibles            (37,159)       (46,789)       (56,719)
Regulatory accounts receivable                                                47,079        (51,878)        32,827
Materials and supplies, including fuel and gas in storage                     31,824        (26,505)        43,341
Prepayments, other receivables and other current assets                      (31,017)         5,117          4,566
Enlightened Energy program costs                                              15,911         10,564         25,919
Power contract termination costs                                              11,551         30,827         55,387
Accounts payable                                                               8,999         10,263         46,383
Other - net                                                                  (62,978)       (19,679)       (72,785)
------------------------------------------------------------------------------------------------------------------
Net cash flows from operating activities                                   1,238,540      1,107,337      1,276,464
------------------------------------------------------------------------------------------------------------------
Investing activities including construction
Construction expenditures                                                   (654,221)      (675,233)      (692,803)
Nuclear fuel expenditures                                                    (14,579)       (48,705)       (12,840)
Contributions to nuclear decommissioning trust                               (21,301)       (21,301)       (18,893)
Common equity component of allowance for funds used during construction        4,321          3,274          3,546
------------------------------------------------------------------------------------------------------------------
Net cash flows from investing activities including construction             (685,780)      (741,965)      (720,990)
------------------------------------------------------------------------------------------------------------------
Financing activities including dividends
Issuance of long-term debt                                                   480,000        525,000        228,285
Retirement of long-term debt                                                (106,256)      (183,524)       (10,889)
Advance refunding of preferred stock and long-term debt                            -       (412,311)      (155,699)
Issuance and refunding costs                                                  (8,930)       (18,480)        (5,269)
Funds held for refunding of debt                                            (328,874)             -              -
Common stock dividends                                                      (493,711)      (488,756)      (479,262)
Preferred stock dividends                                                    (18,413)       (22,711)       (35,569)
------------------------------------------------------------------------------------------------------------------
Net cash flows from financing activities including dividends                (476,184)      (600,782)      (458,403)
------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and temporary cash investments                76,576       (235,410)        97,071
------------------------------------------------------------------------------------------------------------------
Cash and temporary cash investments at January 1                             106,882        342,292        245,221
------------------------------------------------------------------------------------------------------------------
Cash and temporary cash investments at December 31                       $   183,458    $   106,882    $   342,292
------------------------------------------------------------------------------------------------------------------
Supplemental  disclosure  of cash flow  information  Cash paid during the period for:
   Interest                                                              $   310,310    $   309,279    $   309,953
   Income taxes                                                              335,631        346,755        344,754
------------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF CAPITALIZATION CONSOLIDATED EDISON, INC.

At December 31 (Thousands of Dollars)                                                                        1997           1996
--------------------------------------------------------------------------------------------------------------------------------
                                                                             Shares outstanding
                                                                         --------------------------
                                                                         December 31,  December 31,
                                                                                 1997          1996
                                                                         --------------------------
Common shareholders' equity (Note B)
Common stock, $ .10 par value,
   authorized 500,000,000 shares                                          235,489,650   234,993,596   $ 1,482,351    $ 1,478,536
Retained earnings                                                                                       4,484,703      4,283,935
Capital stock expense                                                                                     (36,975)       (34,903)
--------------------------------------------------------------------------------------------------------------------------------
Total common shareholders' equity                                                                       5,930,079      5,727,568
--------------------------------------------------------------------------------------------------------------------------------
Preferred stock (Note B)
Subject to mandatory redemption
Cumulative Preferred, $100 par value,
   7.20% Series I                                                             475,000       475,000        47,500         47,500
   6-1/8% Series J                                                            370,500       370,500        37,050         37,050
--------------------------------------------------------------------------------------------------------------------------------
Total subject to mandatory redemption                                                                      84,550         84,550
--------------------------------------------------------------------------------------------------------------------------------
Other preferred stock
$5 Cumulative Preferred, without par value, authorized 1,915,319 shares     1,915,319     1,915,319       175,000        175,000
Cumulative Preferred, $100 par value, authorized 6,000,000 shares*
   5-3/4%     Series A                                                         70,612        70,612         7,061          7,061
   5-1/4%     Series B                                                        138,438       138,438        13,844         13,844
   4.65%      Series C                                                        153,296       153,296        15,330         15,330
   4.65%      Series D                                                        222,330       222,330        22,233         22,233
Cumulative Preference, $100 par value, authorized 2,250,000 shares
   6% Convertible Series B                                                          -        46,305             -          4,630
--------------------------------------------------------------------------------------------------------------------------------
Total other preferred stock                                                                               233,468        238,098
--------------------------------------------------------------------------------------------------------------------------------
Total preferred stock                                                                                 $   318,018    $   322,648
--------------------------------------------------------------------------------------------------------------------------------

* Represents total authorized shares of cumulative preferred stock, $100 par value, including preferred stock subject to mandatory redemption.

At December 31 (Thousands of Dollars)                                                                       1997            1996
--------------------------------------------------------------------------------------------------------------------------------
Long-term debt (Note B)
Maturity                                   Interest Rate      Series
--------------------------------------------------------------------------------------------------------------------------------
Debentures:
1997                                           5.30 %         1993 E                                $          -    $    100,000
1998                                           6-1/4          1993 A                                     100,000         100,000
1998                                           5.70           1993 F                                     100,000         100,000
1999                                           6-1/2          1992 D                                      75,000          75,000
1999                                           *              1994 B                                     150,000         150,000
2000                                           7-3/8          1992 A                                     150,000         150,000
2000                                           7.60           1992 C                                     125,000         125,000
2001                                           6-1/2          1993 B                                     150,000         150,000
2001                                           *              1996 B                                     150,000         150,000
2002                                           6-5/8          1993 C                                     150,000         150,000
2002                                           *              1997 A                                     150,000               -
2003                                           6-3/8          1993 D                                     150,000         150,000
2004                                           7-5/8          1992 B                                     150,000         150,000
2005                                           7-3/8          1992 E                                      75,000          75,000
2005                                           6-5/8          1995 A                                     100,000         100,000
2007                                           6.45           1997 B                                     330,000               -
2023                                           7-1/2          1993 G                                     380,000         380,000
2026                                           7-3/4          1996 A                                     100,000         100,000
2027                                           8.05           1992 F                                     100,000         100,000
2029                                           7-1/8          1994 A                                     150,000         150,000
--------------------------------------------------------------------------------------------------------------------------------
Total debentures                                                                                       2,835,000       2,455,000
--------------------------------------------------------------------------------------------------------------------------------
Tax-exempt debt - notes issued to New York State Energy Research and Development Authority for Facilities Revenue Bonds:
2020                                           6.10 %         1995 A                                     128,285         128,285
2020                                           5-1/4          1993 B                                     127,715         127,715
2021                                           7-1/2          1986 A                                     150,000         150,000
2022                                           7-1/8          1987 A                                     100,855         100,855
2022                                           9-1/4          1987 B                                      29,385          29,385
2022                                           5-3/8          1993 C                                      19,760          19,760
2024                                           7-3/4          1989 A                                     150,000         150,000
2024                                           7-3/8          1989 B                                     100,000         100,000
2024                                           7-1/4          1989 C                                     150,000         150,000
2025                                           7-1/2          1990 A                                     150,000         150,000
2026                                           7-1/2          1991 A                                     128,150         128,150
2027                                           6-3/4          1992 A                                     100,000         100,000
2027                                           6-3/8          1992 B                                     100,000         100,000
2028                                           6              1993 A                                     101,000         101,000
2029                                           7-1/8          1994 A                                     100,000         100,000
--------------------------------------------------------------------------------------------------------------------------------
Total tax-exempt debt                                                                                  1,635,150       1,635,150
--------------------------------------------------------------------------------------------------------------------------------
Subordinated deferrable interest debentures:
2031                                           7-3/4 %        1996 A                                     275,000         275,000
--------------------------------------------------------------------------------------------------------------------------------
Other long-term debt                                                                                       1,722           8,848
Unamortized debt discount                                                                                (28,581)        (29,120)
--------------------------------------------------------------------------------------------------------------------------------
Total                                                                                                  4,718,291       4,344,878
Less: Long-term debt due within one year                                                                 529,385         106,256
--------------------------------------------------------------------------------------------------------------------------------
Total long-term debt                                                                                   4,188,906       4,238,622
--------------------------------------------------------------------------------------------------------------------------------
Total capitalization                                                                                $ 10,437,003    $ 10,288,838
--------------------------------------------------------------------------------------------------------------------------------

*   Rate reset  quarterly.  At  December  31,  1997 the rates for Series 1994 B,
    Series  1996 B and  Series  1997  A  were  5.96484%,  6.0375%  and  5.9975%, respectively.

    The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF RETAINED EARNINGS CONSOLIDATED EDISON, INC.

Year Ended December 31 (Thousands of Dollars)          1997         1996         1995
-------------------------------------------------------------------------------------
Balance, January 1                               $4,283,935   $4,097,035   $3,888,010
Net income for the year                             712,823      694,085      723,850
-------------------------------------------------------------------------------------
Total                                             4,996,758    4,791,120    4,611,860
-------------------------------------------------------------------------------------
Dividends declared on capital stock
Cumulative Preferred, at required annual rates       18,146       18,145       35,259
Cumulative Preference, 6% Convertible Series B          198          284          304
Common, $2.10, $2.08 and $2.04 per share            493,711      488,756      479,262
-------------------------------------------------------------------------------------
Total dividends declared                            512,055      507,185      514,825
-------------------------------------------------------------------------------------
Balance, December 31                             $4,484,703   $4,283,935   $4,097,035
-------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CORPORATE RESTRUCTURING

On January 1, 1998 Consolidated Edison Company of New York, Inc. (Con Edison), the regulated utility, became a subsidiary of its new parent holding company, Consolidated Edison, Inc. (CEI), when the outstanding shares of common stock, $2.50 par value, of Con Edison were exchanged on a share-for-share basis for shares of common stock, $.10 par value, of CEI. Con Edison's debt securities and preferred stock remained securities of Con Edison.

OPERATIONS

CEI, through its subsidiaries, provides a wide range of energy-related products and services to its customers. The principal subsidiaries, in addition to Con Edison, are Con Edison Solutions and Con Edison Development. Con Edison supplies electric service in all of New York City (except part of Queens) and most of Westchester County, a service area with a population of more than eight million. It also supplies gas in Manhattan, The Bronx and parts of Queens and Westchester, and steam in part of Manhattan. Con Edison Solutions is a full-service energy company offering wholesale and retail electricity and natural gas sales, as well as energy-related products and services, primarily in the Northeast. Con Edison Development invests in energy infrastructure projects and markets technical services worldwide.

NOTE A SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION The accompanying consolidated financial statements include the accounts of Con Edison and its wholly-owned subsidiaries and, therefore, also represent the consolidated financial statements of CEI and its wholly-owned subsidiaries. Intercompany transactions have been eliminated.

PSC SETTLEMENT AGREEMENT The New York State Public Service Commission (PSC), by order issued and effective May 20, 1996 in its Competitive Opportunities proceeding, endorsed a fundamental restructuring of the electric utility industry in New York State, based on competition in the generation and energy services sectors of the industry. The PSC, by order issued and effective September 23, 1997, approved a settlement agreement between Con Edison, the PSC staff and certain other parties (the Settlement Agreement).

The Settlement Agreement provides for a transition to a competitive electric market through the development of a "retail access" plan, a rate plan for the period ending March 31, 2002 (the Transition), a reasonable opportunity for recovery of "strandable costs" and the divestiture by Con Edison to unaffiliated third parties of at least 50 percent of its New York City fossil-fueled electric generating capacity.

The "retail access" plan will eventually permit all of Con Edison's electric customers to buy electricity from other suppliers. The delivery of electricity to customers will continue to be through Con Edison's transmission and distribution systems. Con Edison's electric fossil-fueled generating capacity not divested to third parties will be transferred by December 31, 2002 to an unregulated subsidiary of CEI. Con Edison's contracts with non-utility generators (NUGs), absent renegotiation of these contracts, will remain contractual obligations of Con Edison, which could resell electricity provided under the contracts in the competitive energy supply market. The Settlement Agreement does not contemplate the divestiture or transfer of Con Edison's Indian Point 2 nuclear generating unit. In August 1997 the PSC solicited comments as to the future treatment of nuclear generating facilities in New York.

Con Edison's potential electric "strandable costs" are those prior utility investments and commitments that may not be recoverable in a competitive energy supply market, including the unrecovered cost of Con Edison's electric generating plants, the future cost of decommissioning the Indian Point nuclear generating station and charges under contracts with NUGs. During the Transition Con Edison will continue to recover its potential electric strandable costs in the rates it charges all customers, including those customers purchasing electricity from others. Following the Transition Con Edison will be given a reasonable opportunity to recover, through a non-bypassable charge to customers, remaining strandable costs, including a reasonable return on investments. For remaining fossil-related strandable costs, the recovery period will be 10 years. For remaining nuclear-related strandable costs, the recovery period will be the then-remaining life of Con Edison's Indian Point 2 nuclear unit (the operating license for which extends to 2013). With respect to its NUG contracts, Con Edison will be permitted to recover at least 90 percent of the amount, if any, by which the actual costs of its purchases under the contracts exceed market value after the Transition. potential NUG contract disallowance after the Transition will be limited to the lower of (i) 10 percent of the above-market costs or (ii) $300 million (net present value in 2002). The potential disallowance will be offset by the amount of NUG contract mitigation achieved by Con Edison after April 1, 1997 and 10 percent of the gross proceeds of generating unit sales to third parties. Con Edison will be permitted a reasonable opportunity to recover any costs subject to disallowance that are not offset by these two factors if it makes good faith efforts in implementing provisions of the Settlement Agreement leading to the development of a competitive electric market in its service territory and the development of an independent system operator (which is expected to administer the wholesale electric market in New York State).

ACCOUNTING POLICIES The accounting policies of CEI and its subsidiaries conform to generally accepted accounting principles. For regulated public utilities, generally accepted accounting principles include Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation," and, in accordance with SFAS No. 71, the accounting requirements and rate-making practices of the Federal Energy Regulatory Commission (FERC) and the PSC.

In September 1997 Con Edison applied the standards in SFAS No. 101, "Regulated Enterprises - Accounting for the Discontinuation of Application of the Financial Accounting Standards Board (FASB) Statement No. 71," to the non-nuclear electric supply portion of its business that is being deregulated as a result of the Settlement Agreement (the Deregulated Business). The Deregulated Business includes all of Con Edison's fossil electric generating assets, which had a net book value of approximately $1.4 billion at December 31, 1997, including approximately $196 million relating to Con Edison's share of the Bowline Point and Roseton stations (which are located outside New York City and operated by other utilities). The application of SFAS No. 101 to the Deregulated Business had no material adverse effect on Con Edison's financial position or results of operations.

SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," requires certain assets to be reviewed for impairment if the carrying amount of the assets may not be recoverable, requires that assets to be disposed of be carried at the lower of net book value or fair value, and amends SFAS No. 71 to require that regulatory assets be charged to earnings if such assets are no longer considered probable of recovery. Con Edison has not recognized an impairment of its fossil generating assets because the estimated cash flows from the operation and/or sale of the assets, together with the cash flows from the strandable cost recovery provisions of the Settlement Agreement, will not be less than the net carrying amount of the generating assets.

Certain deferred charges (regulatory assets) principally relating to future federal income taxes and certain deferred credits (regulatory liabilities) have resulted from transactions relating or allocated to the Deregulated Business. At December 31, 1997 regulatory assets net of regulatory liabilities amounted to approximately $1.4 billion, of which approximately $300 million is attributable to the Deregulated Business. Con Edison has not written-off against earnings any net regulatory assets because recovery of the assets is probable under the Settlement Agreement.

SFAS No. 5, "Accounting for Contingencies," requires accrual of a loss if it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Con Edison has not accrued a loss for its contracts with NUGs because it is not probable that the charges by NUGs under the contracts will exceed the cash flows from the sale by Con Edison of the electricity provided by the NUGs, together with the cash flows provided pursuant to the Settlement Agreement.

UTILITY PLANT AND DEPRECIATION The capitalized cost of additions to utility plant includes indirect costs such as engineering, supervision, payroll taxes, pensions, other benefits and an allowance for funds used during construction
(AFDC). The original cost of property, together with removal cost, less salvage, is charged to accumulated depreciation as property is retired.

The cost of repairs and maintenance is charged to expense, and the cost of betterments is capitalized.

Rates used for AFDC include the cost of borrowed funds and a reasonable rate on Con Edison's own funds when so used, determined in accordance with PSC and FERC regulations. The AFDC rate was 9.1 percent in 1997, 9.0 percent in 1996 and 9.1 percent in 1995. The rate was compounded semiannually, and the amounts applicable to borrowed funds were treated as a reduction of interest charges.

The annual charge for depreciation is computed on the straight-line method for financial statement purposes using rates based on average lives and net salvage factors, with the exception of the Indian Point 2 nuclear unit, Con Edison's share of the Roseton generating station, certain leaseholds and certain general equipment, which are depreciated on a remaining life amortization method. Depreciation rates averaged approximately 3.4 percent in 1997 and 1996 and 3.3 percent in 1995. In 1996 an additional provision for depreciation of $13.9 million was accrued in connection with a preferred stock refunding. See Note B.

Con Edison is a joint owner of two 1,200-megawatt (MW) electric generating stations: (1) Bowline Point, operated by Orange and Rockland Utilities, Inc., with Con Edison owning a two-thirds interest, and (2) Roseton, operated by Central Hudson Gas & Electric Corp., with Con Edison owning a 40 percent interest. Central Hudson has the option to acquire Con Edison's interest in the Roseton station in 2004. Con Edison's share of the investment in these stations at original cost and as included in its balance sheet at December 31, 1997 and 1996 was:

(Thousands of Dollars)                                     1997             1996
--------------------------------------------------------------------------------
Bowline Point: Plant in service                        $206,128         $204,484
  Construction work in progress                           1,796            2,788
Roseton: Plant in service                               146,066          146,623
  Construction work in progress                             652              846
--------------------------------------------------------------------------------

Con Edison's share of accumulated depreciation for the Roseton station at December 31, 1997 and 1996 was $75.3 million and $70.3 million, respectively. A separate depreciation account is not maintained for Con Edison's share of the Bowline Point station. Con Edison's share of operating expenses for these stations is included in its income statement. Both Orange and Rockland and Central Hudson have agreed to divest generation as part of their Competitive Opportunities settlements with the PSC.

NUCLEAR DECOMMISSIONING Depreciation charges include a provision for decommissioning both the Indian Point 2 and the retired Indian Point 1 nuclear units. Decommissioning costs are being accrued ratably over the Indian Point 2 license period, which extends to the year 2013. Con Edison has been accruing for the costs of decommissioning within the internal accumulated depreciation reserve since 1975. In 1989 the PSC permitted Con Edison to establish an external trust fund for the costs of decommissioning the nuclear portions of the plants, pursuant to Nuclear Regulatory Commission (NRC) regulations. Accordingly, beginning in 1989, Con Edison has made contributions to such a trust. The external trust fund is discussed below under "Investments" in this Note A.

Accumulated decommissioning provisions at December 31, 1997 and 1996, which include earnings on funds externally invested, were as follows:

                                                             Amounts Included in
                                                        Accumulated Depreciation
--------------------------------------------------------------------------------
(Millions of Dollars)                                     1997              1996
--------------------------------------------------------------------------------
Nuclear                                                $ 211.7           $ 164.7
Non-Nuclear                                               58.2              57.0
--------------------------------------------------------------------------------
Total                                                  $ 269.9           $ 221.7
--------------------------------------------------------------------------------

In 1994 a site-specific decommissioning study was prepared for both the Indian Point 2 and the retired Indian Point 1 nuclear units. Based upon this study, the estimated decommissioning cost in 1993 dollars is approximately $657 million, of which $252 million is for extended on-site storage of spent nuclear fuel. Using a 3.25 percent annual escalation factor, the estimated cost in 2016, the assumed midpoint for decommissioning expenditures, is approximately $1,372 million. Under a 1995 electric rate agreement, effective April 1995, the PSC approved an annual decommissioning expense allowance for the nuclear and non-nuclear portions of the plants of $21.3 million and $1.8 million, respectively, to fund the future estimated costs of decommissioning. The annual expense allowance assumes a 6 percent after-tax annual return on fund assets.

The FASB is currently reviewing the utility industry's accounting treatment of nuclear and certain other plant decommissioning costs. In an exposure draft issued in February 1996, the FASB concluded that decommissioning costs should be accounted for as a liability at present value, with a corresponding asset in utility plant, rather than as a component of depreciation. Discussions of issues addressed in the exposure draft are ongoing.

NUCLEAR FUEL Nuclear fuel assemblies and components are amortized to operating expenses based on the quantity of heat produced in the generation of electricity. Fuel costs also include provisions for payments to the U.S. Department of Energy (DOE) for future off-site storage of the spent fuel and for a portion of the costs to decontaminate and decommission the DOE facilities used to enrich uranium purchased by Con Edison. Such payments amounted to $7.4 million in 1997. Nuclear fuel costs are recovered in revenues through base rates or through the fuel adjustment clause.

LEASES In  accordance  with SFAS No. 71, those leases that meet the criteria for
capitalization  are  capitalized  for  accounting   purposes.   For  rate-making
purposes, all leases have been treated as operating leases.

REVENUES  Revenues  for  electric,  gas and steam  service are  recognized  on a monthly billing cycle basis. Pursuant to the 1992 and 1995 electric rate agreements, actual electric net revenues (operating revenues less fuel and purchased power costs and revenue taxes) were adjusted by accrual to target levels established under the agreements in accordance with an electric revenue adjustment mechanism (ERAM). Revenues were also increased (or decreased) each month to reflect rewards (or penalties) earned under incentive mechanisms for the Enlightened Energy (demand-side management) program and for customer service activities. The agreements provided that the net regulatory asset (or liability) thus accrued in each rate year would be reflected in customers' bills in the following rate year. Effective April 1, 1997 the Settlement Agreement eliminated the ERAM and the Enlightened Energy and electric customer service incentives. The Settlement Agreement includes a penalty mechanism (estimated maximum, $26 million per year) for failure to maintain certain customer service standards.

The 1994 gas rate agreement provided for revenues to be increased (or decreased) each month to reflect rewards (or penalties) earned under incentive mechanisms related to gas customer service and system improvement targets. The 1997 gas rate agreement discontinued the incentive mechanisms effective October 1, 1997, after which Con Edison is subject to a penalty (maximum, $1.7 million per year) if it fails to maintain targeted levels of customer service.

RECOVERABLE FUEL COSTS Fuel and purchased power costs that are above the levels included in base rates are recoverable under electric, gas and steam fuel adjustment clauses. If costs fall below these levels, the difference is credited to customers. For electric and steam, such costs are deferred until the period in which they are billed or credited to customers (40 days for electric, 30 days for steam). For gas, the excess or deficiency is accumulated for refund or surcharge to customers on an annual basis.

Effective April 1992 a partial pass-through electric fuel adjustment clause (PPFAC) was implemented with monthly targets for electric fuel and purchased power costs. Con Edison retains for stockholders 30 percent of any savings in actual costs below the target amount, but must bear 30 percent of any excess of actual costs over the target. For each rate year there is a $35 million cap on the maximum incentive or penalty, with a limit (within the $35 million) of $10 million for costs associated with generation at Con Edison's Indian Point 2 nuclear unit.

REGULATORY ACCOUNTS RECEIVABLE Regulatory accounts receivable at December 31, 1997 amounted to a credit due customers of $1.7 million, reflecting an accrual for the PPFAC. The amounts accrued under the PPFAC are billed or credited to customers on a monthly basis through the electric fuel adjustment clause. Effective April 1, 1997 the Settlement Agreement eliminated the modified ERAM and the Enlightened Energy and electric customer service incentives; at that time, the regulatory accounts receivable recorded for the modified ERAM and these incentives were, along with certain other debit and credit balances in Con Edison's financial statements, eliminated. The elimination of these balances had no material adverse effect on Con Edison's financial position or results of operations.

ENLIGHTENED ENERGY PROGRAM COSTS In accordance with PSC directives, Con Edison deferred the costs of its Enlightened Energy program for future recovery from ratepayers. Such deferrals amounted to $117.8 million at December 31, 1997 and $133.7 million at December 31, 1996. In accordance with the 1992 and 1995 electric rate agreements, deferred charges for the Enlightened Energy program are generally recoverable over a five-year period.

TEMPORARY CASH INVESTMENTS Temporary cash investments are short-term, highly liquid investments which generally have maturities of three months or less. They are stated at cost which approximates market. CEI and Con Edison consider temporary cash investments to be cash equivalents.

INVESTMENTS For 1997 investments consisted primarily of the nuclear decommissioning trust fund ($211.7 million at December 31, 1997) and investments of Con Edison Solutions and Con Edison Development ($66.0 million at December
31, 1997). For 1996 investments consisted primarily of the nuclear decommissioning trust fund ($164.7 million at December 31, 1996). The nuclear decommissioning trust fund is stated at market; investments of Con Edison Solutions and Con Edison Development are stated at cost. Earnings on the nuclear decommissioning trust fund are not recognized in income but are included in the accumulated depreciation reserve. See Nuclear Decommissioning in this Note A.

GAS HEDGING Con Edison purchases put options and sells futures contracts under its gas hedging program in order to protect its gas inventory against adverse market price fluctuations. Con Edison defers the related hedging gains and losses until the underlying gas commodity is withdrawn from storage and then adjusts the cost of its gas in storage accordingly.

All hedging gains or losses are credited or charged to customers through Con Edison's gas fuel adjustment clause. Con Edison Solutions uses futures contracts to hedge natural gas transactions in order to minimize the risk of unfavorable market price fluctuations. Gains or losses on these futures contracts are deferred until gas is purchased, at which time gas expense is adjusted accordingly. At December 31, 1997 deferred gains or losses on open positions were not material.

Neither CEI nor any of its consolidated subsidiaries, including Con Edison, enters into derivative transactions that do not meet the criteria for hedges and that do not qualify for deferred accounting treatment. If for any reason a derivative transaction were no longer classified as a hedge, inventory or gas expense, as appropriate, would be adjusted for unrealized gains and losses relating to the transaction.

FEDERAL  INCOME TAX In  accordance  with SFAS No.  109,  "Accounting  for Income
Taxes," Con Edison has recorded an accumulated deferred federal income tax liability for substantially all temporary differences between the book and tax bases of assets and liabilities at current tax rates. In accordance with rate agreements, Con Edison has recovered amounts from customers for a portion of the tax expense it will pay in the future as a result of the reversal or "turn-around" of these temporary differences. As to the remaining temporary differences, in accordance with SFAS No. 71, Con Edison has established a regulatory asset for the net revenue requirements to be recovered from customers for the related future tax expense. In 1993 the PSC issued an Interim Policy Statement proposing accounting procedures consistent with SFAS No. 109 and providing assurances that these future increases in taxes will be recoverable in rates. The final policy statement is not expected to differ materially from the interim policy statement. See Note I.

Accumulated deferred investment tax credits are amortized ratably over the lives of the related properties and applied as a reduction in future federal income tax expense.

Con Edison and its subsidiaries file, and CEI expects that it and its subsidiaries will file, a consolidated federal income tax return. Income taxes are allocated to each company based on its taxable income.

RESEARCH AND DEVELOPMENT COSTS Research and development costs relating to specific construction projects are capitalized. All other such costs are charged to operating expenses as incurred. Research and development costs in 1997, 1996 and 1995, amounting to $25.9 million, $32.3 million and $45.0 million, respectively, were charged to operating expenses. No research and development costs were capitalized in these years.

NEW FINANCIAL ACCOUNTING STANDARDS The FASB has issued the following two standards effective for fiscal years beginning after December 15, 1997: SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The application of these standards will not have a material effect on CEI's financial position or results of operations or materially change its current disclosure practices.

RECLASSIFICATION Certain prior year amounts have been reclassified to conform with current year presentation.

ESTIMATES The accompanying consolidated financial statements reflect judgments and estimates made in the application of the above accounting policies.

NOTE B CAPITALIZATION

COMMON STOCK AND PREFERRED STOCK NOT SUBJECT TO MANDATORY REDEMPTION In December 1997 Con Edison redeemed its Series B preference stock. Each share of Series B preference stock was convertible into 13 shares of common stock at a conversion price of $7.69 per share. During 1997, 1996 and 1995, 38,158 shares, 2,869 shares and 3,928 shares of Series B preference stock were converted into 496,054 shares, 37,297 shares and 51,064 shares of common stock, respectively.

The prices at which Con Edison has the option to redeem its preferred stock other than Series I and Series J (in each case, plus accrued dividends) are as follows:

--------------------------------------------------------------------------------
$5 Cumulative Preferred Stock                                           $ 105.00
--------------------------------------------------------------------------------
Cumulative Preferred Stock:
  Series A                                                              $ 102.00
  Series B                                                                102.00
  Series C                                                                101.00
  Series D                                                                101.00
--------------------------------------------------------------------------------

PREFERRED STOCK SUBJECT TO MANDATORY REDEMPTION Con Edison is required to redeem 25,000 of the Series I shares on May 1 of each year in the five-year period commencing with the year 2002 and to redeem the remaining Series I shares on May 1, 2007. Con Edison is required to redeem the Series J shares on August 1, 2002. In each case the redemption price is $100 per share plus accrued and unpaid dividends to the redemption date. In addition, Con Edison may redeem Series I shares at a redemption price of $103.60 per share, plus accrued dividends, if redeemed prior to May 1, 1998 (and thereafter at prices declining annually to $100 per share, plus accrued dividends, after April 30, 2002). Neither Series I nor Series J shares may be called for redemption while dividends are in arrears on outstanding shares of $5 cumulative preferred stock or cumulative preferred stock.

PREFERRED STOCK REFUNDING In March 1996 Con Edison canceled approximately $227 million of its preferred stock purchased pursuant to a tender offer and redeemed an additional $90 million of its preferred stock. In accordance with the PSC order approving the issuance of subordinated deferrable interest debentures to refund the preferred stock, Con Edison offset the net gain of $13.9 million by accruing an additional provision for depreciation equal to the net gain.

DIVIDENDS Beginning in 1998, dividends on CEI's common shares will depend primarily on the dividends and other distributions that Con Edison and the other subsidiaries will pay to CEI and the capital requirements of CEI and its subsidiaries. The PSC Settlement Agreement limits the dividends that Con Edison may pay to not more than 100 percent of Con Edison's income available for dividends, calculated on a two-year rolling average basis. Excluded from the calculation of "income available for dividends" are non-cash charges to income resulting from accounting changes or charges to income resulting from significant unanticipated events. The restriction also does not apply to dividends necessary to transfer to CEI proceeds from major transactions, such as asset sales, or to dividends reducing Con Edison's equity ratio to a level appropriate to Con Edison's business risk.

Payment of Con Edison common stock dividends to CEI is subject to certain additional restrictions. No dividends may be paid, or funds set apart for payment, on Con Edison's common stock until all dividends accrued on the $5 cumulative preferred stock and cumulative preferred stock have been paid, or declared and set apart for payment, and unless Con Edison is not in arrears on its mandatory redemption obligation for the Series I and Series J cumulative preferred stock. No dividends may be paid on any of Con Edison's capital stock during any period in which Con Edison has deferred payment of interest on its subordinated deferrable interest debentures.

LONG-TERM DEBT In December 1997 Con Edison issued $330 million of 10-year 6.45% Series 1997 B debentures to refund in January 1998 three series of tax-exempt debt that Con Edison issued through the New York State Energy Research and Development Authority: 7-1/2% Series 1986 A, 9-1/4% Series 1987 B and 7-3/4% Series 1989 A.

Long-term debt maturing in the period 1998-2002 is as follows:

--------------------------------------------------------------------------------
1998                                                                $200,000,000
1999                                                                 225,000,000
2000                                                                 275,000,000
2001                                                                 300,000,000
2002                                                                 300,000,000
--------------------------------------------------------------------------------

Con Edison's long-term debt is stated at cost which, as of December 31, 1997, approximates fair value. The fair value of the company's long-term debt is estimated based on current rates for debt of the same remaining maturities.

NOTE C SHORT-TERM BORROWING

Con Edison has been authorized by FERC to issue short-term debt of up to $500 million outstanding at any one time. At December 31, 1997 Con Edison had no short-term debt outstanding. In January 1998 Con Edison initiated a $500 million commercial paper program, supported by revolving credit agreements with banks. Bank commitments under the revolving credit agreements may terminate upon a change in control of CEI and borrowings under the agreements are subject to certain conditions, including that Con Edison's ratio (calculated in accordance with the agreements) of debt to total capital not at any time exceed 0.65 to 1. At December 31, 1997 this ratio was 0.43 to 1. Borrowings under the commercial paper program or the revolving credit facilities are expected to be at prevailing market rates.

NOTE D PENSION BENEFITS

Con Edison has pension plans that cover substantially all of its employees and certain employees of other CEI subsidiaries. The plans are designed to comply with the Employee Retirement Income Security Act of 1974 (ERISA). Contributions are made solely by Con Edison and the other subsidiaries based on an actuarial valuation, and are not less than the minimum amount required by ERISA. Con Edison's policy is to fund the actuarially computed net pension cost as such cost accrues subject to statutory maximum (and minimum) limits. Benefits are generally based on a final five-year average pay formula.

In accordance with SFAS No. 87, "Employers' Accounting for Pensions," Con Edison uses the projected unit credit method for determining pension cost. Pension costs for 1997, 1996 and 1995 amounted to $11.8 million, $73.2 million and $11.4 million, respectively, of which $9.3 million for 1997, $57.8 million for 1996 and $8.9 million for 1995 was charged to operating expenses. Pension costs reflect the amortization of a regulatory asset established pursuant to SFAS No. 71 to offset the $33.3 million increase in pension obligations from a special retirement program Con Edison offered in 1993, which provided special termination benefits as described in SFAS No. 88, "Employers' Accounting for
Settlements   and   Curtailments  of  Defined  Benefit  Pension  Plans  and  for
Termination Benefits." Pension cost for 1995 also includes an actuarially determined credit of $7.3 million representing a prepayment on one of the plans. This credit reduced pension funding in 1996.

Con Edison recognizes investment gains and losses over five years and amortizes unrecognized actuarial gains and losses over ten years.

The components of net periodic pension cost for 1997, 1996 and 1995 were as follows:

(Millions of Dollars)                                  1997      1996     1995
--------------------------------------------------------------------------------
Service cost - benefits earned
  during the period                                  $ 111.4    $120.2   $ 98.2
Interest cost on projected
  benefit obligation                                   334.3     320.1    296.7
Actual return on plan assets                          (878.6)   (593.6)  (865.8)
Unrecognized investment
  gain (loss) deferred                                 471.3     217.6    521.6
Net amortization                                       (28.8)      6.7    (41.5)
--------------------------------------------------------------------------------
Net periodic pension cost                                9.6      71.0      9.2*
--------------------------------------------------------------------------------
Amortization of regulatory asset                         2.2       2.2      2.2
--------------------------------------------------------------------------------
Total pension cost                                   $  11.8    $ 73.2   $ 11.4
--------------------------------------------------------------------------------
* Includes a prepayment credit of $7.3 million.

The funded status of the pension plans as of December 31, 1997, 1996 and 1995 was as follows:

(Millions of Dollars)                          1997         1996         1995
--------------------------------------------------------------------------------
Actuarial present value of benefit obligation:
   Vested                                   $ 3,800.7    $ 3,525.9    $ 3,319.2
   Nonvested                                    175.9        190.5        267.9
--------------------------------------------------------------------------------
   Accumulated to date                        3,976.6      3,716.4      3,587.1
   Effect of projected future
    compensation levels                         964.0        986.6      1,070.3
--------------------------------------------------------------------------------
   Total projected benefit obligation         4,940.6      4,703.0      4,657.4
Plan assets at fair value                     5,988.7      5,269.3      4,775.8
--------------------------------------------------------------------------------
Plan assets less projected
  benefit obligation                          1,048.1        566.3        118.4
Unrecognized net gain                        (1,157.4)      (703.8)      (240.3)
Unrecognized prior service cost*                 90.4        100.1         85.3
Unrecognized net transition liability
  at January 1, 1987*                            11.3         14.3         17.2
--------------------------------------------------------------------------------
Accrued pension cost**                      $    (7.6)   $   (23.1)   $   (19.4)
--------------------------------------------------------------------------------
*  Being amortized over approximately 15 years.

** Accrued liability primarily for special retirement program, reduced in 1997 by a prepayment credit.

To determine the present value of the projected benefit obligation, the discount rates assumed were 7.25 percent for 1997 and 1996 and 7 percent for 1995. A weighted average rate of increase in future compensation levels of 5.8 percent and long-term rate of return on plan assets of 8.5 percent were assumed for all years.

The pension plan assets consist primarily of corporate common stocks and bonds, group annuity contracts and debt of the United States government and its agencies.

NOTE E POSTRETIREMENT BENEFITS OTHER THAN PENSIONS (OPEB)

Con Edison has a contributory comprehensive hospital, medical and prescription drug program for all retirees, their dependents and surviving spouses. Con
Edison also provides life insurance benefits for approximately 6,400 retired employees. All of Con Edison's employees become eligible for these benefits upon retirement, except that the amount of life insurance is limited and is available only to management employees and to those bargaining unit employees who participated in the optional program prior to retirement. Con Edison has reserved the right to amend or terminate these programs.

Con Edison's policy is to fund in external trusts the actuarially determined annual costs for retiree health and life insurance subject to statutory maximum limits.

Con Edison recognizes investment gains and losses over five years and amortizes unrecognized actuarial gains and losses over ten years.

The cost to Con Edison for retiree health benefits for 1997, 1996 and 1995 amounted to $76.7 million, $89.2 million and $65.5 million, respectively, of which $61.0 million for 1997, $70.5 million for 1996 and $51.6 million for 1995 was charged to operating expenses. The cost of the retiree life insurance plan for 1997, 1996 and 1995 amounted to $20.8 million, $22.8 million and $18.0 million, respectively, of which $16.5 million for 1997, $18.0 million for 1996 and $14.2 million for 1995 was charged to operating expenses.

The components of postretirement benefit (health and life insurance) costs for 1997, 1996 and 1995 were as follows:

(Millions of Dollars)                                1997       1996      1995
-------------------------------------------------------------------------------
Service cost - benefits earned during
  the period                                       $  15.7    $  17.4   $  10.7
Interest cost on accumulated
  postretirement benefit obligation                   71.0       68.9      61.2
Actual return on plan assets                        (100.3)     (51.3)    (60.8)
Unrecognized investment gain
  (loss) deferred                                     63.8       23.5      40.4
Amortization of transition obligation
  and unrecognized net loss                           47.3       53.5      32.0
-------------------------------------------------------------------------------
Net periodic postretirement benefit cost           $  97.5    $ 112.0   $  83.5
-------------------------------------------------------------------------------

The following table sets forth the program's funded status at December 31, 1997, 1996 and 1995:

(Millions of Dollars)                              1997       1996       1995
--------------------------------------------------------------------------------
Accumulated postretirement benefit obligation:
   Retirees                                      $ 470.6    $ 471.1    $  447.7
   Employees eligible to retire                    240.1      248.8       250.7
   Employees not eligible to retire                253.4      279.2       305.6
--------------------------------------------------------------------------------
   Total projected benefit obligation              964.1      999.1     1,004.0
Plan assets at fair value                          574.1      444.2       322.2
--------------------------------------------------------------------------------
Plan assets less accumulated
  postretirement benefit obligation               (390.0)    (554.9)     (681.8)
Unrecognized net loss                               41.3      139.9       240.8
Unrecognized net transition liability
  at January 1, 1993*                              322.6      415.0       441.0
--------------------------------------------------------------------------------
Accrued postretirement benefit cost              $ (26.1)   $     0    $      0
--------------------------------------------------------------------------------
* Being amortized over a period of 20 years.

To determine the accumulated postretirement benefit obligation, the discount rates assumed were 7.25 percent for 1997 and 1996 and 7 percent for 1995. The assumed long-term rate of return on plan assets was 8.5 percent for these years. The health care cost trend rate assumed for 1997 was 8.5 percent, for 1998, 8 percent, and then declining one-half percent per year to 5 percent for 2004 and thereafter. If the assumed health care cost trend rate were to be increased by one percentage point each year, the accumulated postretirement benefit obligation would increase by approximately $114.8 million and the service cost and interest component of the net periodic postretirement benefit cost would increase by $12.6 million.

Postretirement plan assets consist of corporate common stocks and bonds, group annuity contracts, debt of the United States government and its agencies and short-term securities.

NOTE F CONTINGENCIES

INDIAN POINT Nuclear generating units similar in design to Con Edison's Indian Point 2 unit have experienced problems that have required steam generator replacement. Inspections of the Indian Point 2 steam generators since 1976 have revealed various problems, some of which appear to have been arrested, but the remaining service life of the steam generators is uncertain. The projected service life of the steam generators is reassessed periodically in the light of the inspections made during scheduled outages of the unit. Based on the latest available data and current NRC criteria, Con Edison estimates that steam generator replacement will not be required before 2001. Con Edison has replacement steam generators, which are stored at the site. Replacement of the steam generators would require estimated additional expenditures of approximately $108 million (1997 dollars, exclusive of replacement power costs) and an outage of approximately four months. However, securing necessary permits and approvals or other factors could require a substantially longer outage if steam generator replacement is required on short notice.

NUCLEAR INSURANCE The insurance policies covering Con Edison's nuclear facilities for property damage, excess property damage, and outage costs permit assessments under certain conditions to cover insurers' losses. As of December 31, 1997, the highest amount that could be assessed for losses during the current policy year under all of the policies was $24 million. While assessments may also be made for losses in certain prior years, Con Edison is not aware of any losses in such years that it believes are likely to result in an assessment.

Under certain circumstances, in the event of nuclear incidents at facilities covered by the federal government's third-party liability indemnification program, Con Edison could be assessed up to $79.3 million per incident, of which not more than $10 million may be assessed in any one year. The per-incident limit is to be adjusted for inflation not later than 1998 and not less than once every five years thereafter.

Con Edison participates in an insurance program covering liabilities for injuries to certain workers in the nuclear power industry. In the event of such injuries, Con Edison is subject to assessment up to an estimated maximum of approximately $3.1 million.

ENVIRONMENTAL MATTERS The normal course of Con Edison's operations necessarily involves activities and substances that expose it to potential liabilities under federal, state and local laws protecting the environment. Such liabilities can be material and in some instances may be imposed without regard to fault, or may be imposed for past acts, even though such past acts may have been lawful at the time they occurred. Sources of such potential liabilities include (but are not limited to) the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (Superfund), a 1994 settlement with the New York State Department of Environmental Conservation (DEC), asbestos, and electric and magnetic fields (EMF).

SUPERFUND By its terms Superfund imposes joint and several strict liability, regardless of fault, upon generators of hazardous substances for resulting removal and remedial costs and environmental damages. Con Edison has received process or notice concerning possible claims under Superfund or similar state statutes relating to a number of sites at which it is alleged that hazardous substances generated by Con Edison (and, in most instances, a large number of other potentially responsible parties) were deposited. Estimates of the investigative, removal, remedial and environmental damage costs (if any) that Con Edison will be obligated to pay with respect to each of these sites range from extremely preliminary to highly refined. Based on these estimates Con Edison had accrued at December 31, 1997 a liability of approximately $25.4 million. There will be additional costs with respect to these and possibly other sites, the materiality of which is not presently determinable.

DEC SETTLEMENT In 1994 Con Edison agreed to a consent order settling a civil administrative proceeding instituted by the DEC alleging environmental violations by the company. Pursuant to the consent order, Con Edison has conducted an environmental management systems evaluation and an environmental compliance audit. Con Edison also must implement "best management practices" plans for certain facilities and undertake a remediation program at certain sites. At December 31, 1997 Con Edison had an accrued liability of $16.9 million for these sites. Expenditures for environmental-related capital projects in the five years 1998-2002, including expenditures to comply with the consent order, are estimated at $148 million. These estimated expenditures do not reflect divestiture by Con Edison of generating plants pursuant to the Settlement Agreement (see Note A) or otherwise.

ASBESTOS CLAIMS Suits have been brought in New York State and federal courts against Con Edison and many other defendants, wherein several hundred plaintiffs sought large amounts of compensatory and punitive damages for deaths and injuries allegedly caused by exposure to asbestos at various premises of Con Edison. Many of these suits have been disposed of without any payment by Con Edison, or for immaterial amounts. The amounts specified in all the remaining suits total billions of dollars but Con Edison believes that these amounts are greatly exaggerated, as were the claims already disposed of. Based on the information and relevant circumstances known to Con Edison at this time, it is the opinion of Con Edison that these suits will not have a material adverse effect on the company's financial position, results of operations or liquidity.

EMF Electric and magnetic fields are found wherever electricity is used. Con Edison is the defendant in several suits claiming property damage resulting from EMF. The aggregate amount sought in these suits is not material. In the event, however, that a causal relationship between EMF and adverse health effects is established, or independently of any such causal determination, in the event of adverse developments in related legal or public policy doctrines, there could be a material adverse effect on the electric utility industry, including Con Edison.

NOTE G NON-UTILITY GENERATORS (NUGS)

Con Edison has contracts with NUGs for 2,059 MW of electric generating capacity. Payments by Con Edison under the contracts are reflected in rates. Assuming performance by the NUGs, Con Edison is obligated over the terms of these contracts (which extend for various periods, up to 2036) to make capacity and other fixed payments.

For the years 1998 - 2002, capacity and other fixed payments are estimated to be $510 million, $508 million, $478 million, $485 million and $494 million. Such payments gradually increase to approximately $600 million in 2013, and thereafter decline significantly.

For energy delivered under these contracts, Con Edison is obligated to pay variable prices that are estimated to be approximately at market levels.

NOTE H STOCK-BASED COMPENSATION

Under CEI's Stock Option Plan, options may be granted to officers and key employees for up to 10,000,000 shares of CEI's common stock. Generally, options become exercisable three years after the grant date and remain exercisable until ten years from the grant date.

As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation," CEI has elected to follow Accounting Principles Board Opinion No. 25 (APB 25),
"Accounting for Stock Issued to Employees" and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of CEI's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Disclosure of pro-forma information regarding net income and earnings per share is required by SFAS No. 123. This information has been determined as if CEI had accounted for its employee stock options under the fair value method of that statement. The fair values of 1997 and 1996 options are $2.84 and $2.49 per share, respectively. They were estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1997 and 1996, respectively: risk-free interest rates of 6.46 percent and 6.74 percent; expected lives of eight years for 1997 and 1996; expected volatility of 14.08 percent and 16.28 percent; and dividend yields of 6.67 percent and 7.46 percent.

Had CEI used SFAS No. 123, basic and diluted earnings per share for 1997 and 1996 would be unaffected and pro-forma net income for common stock would be $693,680,000 or $799,000 less than the amount reported for 1997, and $687,938,000 or $231,000 less than the amount reported for 1996.

A summary of the status of the Plan as of December 31, 1997 and 1996 and changes during those years is as follows:

                                                      1997                  1996
                                      ---------------------  -------------------
                                                  Exercise              Exercise
                                        Options      Price    Options      Price
--------------------------------------------------------------------------------
Outstanding at
  beginning of year                     697,200    $27.875          0    $    --
Granted                                 834,600      31.50    704,200     27.875
Exercised                                     0                     0
Forfeited                               (14,100)     29.62     (7,000)    27.875
--------------------------------------------------------------------------------
Outstanding at end
  of year                             1,517,700    $ 29.85    697,200    $27.875
--------------------------------------------------------------------------------
Options exercisable at
  end of year                                 0                     0
Fair value of options
  granted during the year              $   2.84               $  2.49
--------------------------------------------------------------------------------

The following summarizes the Plan's stock options outstanding at December 31, 1997 and 1996:

                                                 Options
Plan                         Exercise        Outstanding               Remaining
Year                            Price        at 12/31/97        Contractual Life
--------------------------------------------------------------------------------
1997                          $ 31.50            827,800                 9 years
1996                          $27.875            689,900                 8 years
--------------------------------------------------------------------------------

NOTE I FEDERAL INCOME TAX

The net revenue requirements for the future federal income tax component of accumulated deferred federal income taxes (see Note A) at December 31, 1997 and 1996 are shown on the following table:

(Millions of Dollars)                                          1997        1996
--------------------------------------------------------------------------------
Future federal income tax liability
  Temporary differences between the book and
   tax bases of assets and liabilities:
    Property related                                       $5,791.0    $5,595.0
    Reserve for injuries and damages                          (57.4)      (55.7)
    Other                                                    (112.9)       16.7
--------------------------------------------------------------------------------
  Total                                                     5,620.7     5,556.0
--------------------------------------------------------------------------------
Future federal income tax computed at
  statutory rate - 35%                                      1,967.2     1,944.6
Less: Accumulated deferred federal income
    taxes previously recovered                              1,334.7     1,304.8
--------------------------------------------------------------------------------
Net future federal income tax expense
  to be recovered                                             632.5       639.8
--------------------------------------------------------------------------------
Net revenue requirements for above
  (Regulatory asset - future federal income taxes)*           973.1       984.3
Add: Accumulated deferred federal income taxes
    previously recovered
      Depreciation                                          1,188.7     1,115.5
      Unbilled revenues                                       (98.3)      (94.6)
      Advance refunding of long-term debt                      30.1        32.7
      Other                                                   214.2       251.2
--------------------------------------------------------------------------------
   Subtotal                                                 1,334.7     1,304.8
--------------------------------------------------------------------------------
Total accumulated deferred federal income tax              $2,307.8    $2,289.1
--------------------------------------------------------------------------------
* Net revenue requirements will be offset by the amortization to federal income tax expense of accumulated deferred investment tax credits, the tax benefits of which Con Edison has already realized. Including the full effect therefrom, the net revenue requirements related to future federal income taxes at
  December   31,  1997  and  1996  are  $809.4   million  and  $811.8   million,
  respectively.

Year Ended December 31 (Thousands of Dollars)                   1997            1996            1995
-------------------------------------------------------------------------------------------------------
Charged to: Operations                                      $   382,910     $   397,160     $   396,560
            Other income                                         (3,190)           (970)          1,060
-------------------------------------------------------------------------------------------------------
Total federal income tax                                        379,720         396,190         397,620
-------------------------------------------------------------------------------------------------------
Reconciliation of reported net income with taxable income
Federal income tax - current                                    357,100         355,590         328,600
Federal income tax - deferred                                    31,450          49,510          78,330
Investment tax credits deferred                                  (8,830)         (8,910)         (9,310)
-------------------------------------------------------------------------------------------------------
Total federal income tax                                        379,720         396,190         397,620
Net income                                                      712,823         694,085         723,850
-------------------------------------------------------------------------------------------------------
Income before federal income tax                              1,092,543       1,090,275       1,121,470
-------------------------------------------------------------------------------------------------------
Effective federal income tax rate                                  34.8%           36.3%           35.5%
-------------------------------------------------------------------------------------------------------
Adjustments decreasing (increasing) taxable income Tax depreciation in excess of book depreciation:
       Amounts subject to normalization                         215,370         201,760         202,230
       Other                                                    (64,502)        (99,576)        (85,538)
Deferred recoverable fuel costs                                  (3,161)         42,008          61,937
Regulatory accounts receivable                                  (47,079)         51,878         (32,827)
Excess research and development                                  14,980         (13,025)         (2,969)
Pension and other postretirement benefits                        (6,820)        (34,136)         38,102
Power contract termination costs                                (40,657)        (38,759)        (56,397)
Other - net                                                      (9,200)        (45,729)         25,356
-------------------------------------------------------------------------------------------------------
Total                                                            58,931          64,421         149,894
-------------------------------------------------------------------------------------------------------
Taxable income                                                1,033,612       1,025,854         971,576
-------------------------------------------------------------------------------------------------------
Federal income tax - current
Amount computed at statutory rate - 35%                         361,764         359,049         340,052
Tax credits                                                      (4,664)         (3,459)        (11,452)
-------------------------------------------------------------------------------------------------------
Total                                                           357,100         355,590         328,600
-------------------------------------------------------------------------------------------------------
Charged to: Operations                                          359,300         357,000         328,200
            Other income                                         (2,200)         (1,410)            400
-------------------------------------------------------------------------------------------------------
Total                                                           357,100         355,590         328,600
-------------------------------------------------------------------------------------------------------
Federal income tax - deferred
Charged to: Operations                                           32,440          49,070          77,670
            Other income                                           (990)            440             660
-------------------------------------------------------------------------------------------------------
Total                                                       $    31,450     $    49,510     $    78,330
-------------------------------------------------------------------------------------------------------

NOTE J FINANCIAL INFORMATION BY BUSINESS SEGMENTS (a)

                                                    Electric                                          Steam
                                    ---------------------------------------          ---------------------------------------
(Thousands of Dollars)                     1997          1996          1995                 1997          1996          1995
---------------------------------------------------------------------------          ---------------------------------------
Operating revenues*                 $ 5,646,916   $ 5,552,247   $ 5,401,524          $   393,418   $   405,040   $   335,694
---------------------------------------------------------------------------          ---------------------------------------
Operating expenses
Purchased power                       1,319,472     1,269,092     1,107,223               29,949         3,762            --
Fuel                                    429,324       377,351       354,086              167,500       195,924       150,018
Other operations and maintenance*     1,311,983     1,331,801     1,372,715               82,100        83,837        79,929
Depreciation and amortization           429,407       425,397       393,382               16,239        15,900        13,064
Taxes, other than federal income        989,791       980,309       951,095               53,108        51,361        45,788
Federal income tax                      311,878       330,103       339,863                8,442        14,131        12,598
---------------------------------------------------------------------------          ---------------------------------------
Total operating expenses*             4,791,855     4,714,053     4,518,364              357,338       364,915       301,397
---------------------------------------------------------------------------          ---------------------------------------
Operating income                        855,061       838,194       883,160               36,080        40,125        34,297
---------------------------------------------------------------------------          ---------------------------------------
Construction expenditures               504,644       515,006       538,454               29,905        38,290        27,559
---------------------------------------------------------------------------          ---------------------------------------
Net utility plant**                   9,251,149     9,150,261     9,027,031              489,091       458,019       399,028
Fuel                                     51,629        64,231        40,444                2,068           478            62
Other identifiable assets             1,669,957     1,703,906     1,724,005               66,448        42,817        51,969
---------------------------------------------------------------------------          ---------------------------------------
* Intersegment rentals included in segments' income but eliminated for total:

  Operating revenues                $    11,341   $    11,130   $    12,116          $     1,619   $     1,491   $     1,561
  Operating expenses                      2,605         2,472         2,513               12,519        12,190        13,102
----------------------------------------------------------------------------------------------------------------------------

                                                      Gas                                              Total
                                    ---------------------------------------          ---------------------------------------
                                           1997          1996          1995                 1997          1996          1995
---------------------------------------------------------------------------          ---------------------------------------
Operating revenues*                 $ 1,096,057   $ 1,017,124   $   815,307          $ 7,121,254   $ 6,959,736   $ 6,536,897
---------------------------------------------------------------------------          ---------------------------------------
Operating expenses
Purchased power                              --            --            --            1,349,421     1,272,854     1,107,223
Fuel                                         --            --            --              596,824       573,275       504,104
Gas purchased for resale                479,218       418,271       259,789              479,218       418,271       259,789
Other operations and maintenance*       204,687       221,011       214,818            1,583,633     1,621,974     1,651,834
Depreciation and amortization            57,133        55,115        49,330              502,779       496,412       455,776
Taxes, other than federal income        138,182       134,529       123,349            1,181,081     1,166,199     1,120,232
Federal income tax                       62,590        52,926        44,099              382,910       397,160       396,560
---------------------------------------------------------------------------          ---------------------------------------
Total operating expenses*               941,810       881,852       691,385            6,075,866     5,946,145     5,495,518
---------------------------------------------------------------------------          ---------------------------------------
Operating income                        154,247       135,272       123,922            1,045,388     1,013,591     1,041,379
---------------------------------------------------------------------------          ---------------------------------------
Construction expenditures               119,672       121,937       126,790              654,221       675,233       692,803
---------------------------------------------------------------------------          ---------------------------------------
Net utility plant**                   1,526,862     1,459,030     1,388,344           11,267,102    11,067,310    10,814,403
Fuel and gas in storage                  37,209        44,979        26,452               90,906       109,688        66,958
Other identifiable assets               165,977       197,033       177,374            1,902,382     1,943,756     1,953,348
Other corporate assets                                                                 1,462,128       936,431     1,115,181
---------------------------------------------------------------------------          ---------------------------------------
Total assets                                                                         $14,722,518   $14,057,185   $13,949,890
---------------------------------------------------------------------------          ---------------------------------------
* Intersegment rentals included in segments' income but eliminated for total:

  Operating revenues                $     2,177   $     2,054   $     1,951          $    15,137   $    14,675   $    15,628
  Operating expenses                         13            13            13               15,137        14,675        15,628

** General Utility Plant was allocated to Electric and Gas on the basis of the departmental use of such plant. Pursuant to PSC requirements the Steam department is charged an interdepartmental rent for general plant used in Steam operations, which is credited to the Electric and Gas departments.
--------------------------------------------------------------------------------
(a) Con Edison supplies electric service in all of New York City (except part of Queens) and most of Westchester County. It also supplies gas in Manhattan, The Bronx and parts of Queens and Westchester, and steam in part of Manhattan.

                                                                   SCHEDULE VIII





                CONSOLIDATED EDISON COMPANY OF NEW YORK, INC.

                      VALUATION AND QUALIFYING ACCOUNTS
             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 and 1995

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
                  Balance at  Charged to   Charged to                Balance
                  Beginning   Costs and     Other                    At End
Description       of Period   Expenses     Accounts   Deductions     of Period

Valuation Accounts
deducted in the balance
sheet from the assets to
which they apply:

Accumulated  Provision
for uncollectible
accounts receivable Electric,
Gas and
Steam Customers:

            1997   $ 21,600    $ 30,936      -        $ 30,936*       $ 21,600
            1996   $ 21,600    $ 30,771      -        $ 30,771*       $ 21,600
            1995   $ 21,600    $ 32,589      -        $ 32,589*       $ 21,600


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


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE  REGISTRANT

ITEM 11.  EXECUTIVE COMPENSATION

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL  OWNERS AND MANAGEMENT

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


      Information required by Part III is incorporated by reference from the joint CEI's and Con Edison's definitive joint proxy statement for their Annual Meetings of Stockholders to be held on May 18, 1998. The joint proxy statement is to be filed pursuant to Regulation 14A not later than 120 days after December 31, 1997, the close of the fiscal year covered by this report.

      In  accordance  with  General   Instruction   G(3)  to  Form  10-K,  other
information  regarding CEI and Con Edison's  Executive  Officers may be found in
Part I of this report under the caption "Executive Officers of the Registrant."


                               PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(a)   Documents filed as part of this report:

1.  List of Financial Statements

    Consolidated Balance Sheet at December 31, 1997 and 1996

    Consolidated Income Statement for the years ended December 31, 1997, 1996 and 1995

    Consolidated Statement of Cash Flows for the years ended December 31, 1997, 1996 and 1995

    Consolidated Statement of Capitalization at December 31, 1997 and 1996

    Consolidated Statement of Retained Earnings for the years ended December 31, 1997, 1996 and 1995

    Notes to Consolidated Financial Statements


2.  List of Financial Statement Schedules

    Valuation and Qualifying Accounts  (Schedule VIII)

3.    List of Exhibits

      3.1.1     Restated Certificate of Incorporation of
                Consolidated Edison, Inc. ("CEI")(Designated in the Registration Statement on Form S-4 of CEI (No. 333-39164) as Exhibit 3.1.)

     3.1.2.1 Restated Certificate of Incorporation of Consolidated Edison Company of New York, Inc.("Con Edison") filed with the Department of State of the State of New York on December 31, 1984. (Designated in the Annual Report on Form 10-K of Con Edison for the year ended December 31, 1989 (File No. 1-1217) as Exhibit 3(a).)

      3.1.2.2   The  following   certificates   of  amendment  of  Restated
                Certificate of Incorporation of Con Edison filed with the Department of State of the State of New York, which are designated as follows:

                                              Securities Exchange Act
                  Date Filed With                 File No. 1-1217
                  Department of State           Form    Date    Exhibit

                  5/16/88                       10-K  12/31/89   3(b)
                  6/2/89                        10-K  12/31/89   3(c)
                  4/28/92                       8-K   4/24/92    4(d)
                  8/21/92                       8-K   8/20/92    4(e)

      *3.1.2.3 Certificate of Amendment of Restated Certificate of Incorporation of Con Edison filed with the Department of State of the State of New York on February 18, 1998.

      3.2.1 By-laws of CEI. (Designated in the Registration Statement on Form S-4 of CEI (No. 333-39164) as Exhibit 3.2.)

      3.2.2 By-laws of Con Edison, effective as of January 1, 1997. (Designated in Con Edison's Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-1217) as Exhibit 3.2.)


      4.1 Participation Agreement, dated as of August 15, 1985, between New York State Energy Research and Development Authority (NYSERDA) and Con Edison. (Designated in Con Edison's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1990 (File No. 1-1217) as Exhibit 4(a)(1).)

         4.2 The following Supplemental Participation Agreements supplementing the Participation Agreement, dated as of August 15, 1985, between NYSERDA and Con Edison, which are designated as follows:

                 Supplemental               Securities Exchange Act
                 Participation Agreement       File No. 1-1217
                 Number   Date                 Form  Date        Exhibit


            1.  Fifth    7/1/89               10-Q    6/30/90   4(a)(6)
            2.  Sixth   11/1/89               10-Q    6/30/90   4(a)(7)
            3.  Seventh  7/1/90               10-Q    6/30/90   4(a)(8)
            4.  Eighth   1/1/91               10-K   12/31/90   4(e)(8)
            5.  Ninth    1/15/92              10-K   12/31/91   4(e)(9)

        4.3 Participation Agreement, dated as of December 1, 1992, between NYSERDA and Con Edison. (Designated in Con Edison's Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 1-1217) as Exhibit 4(f).)

       4.4  The   following    Supplemental    Participation    Agreements
            supplementing the Participation Agreement, dated as of December 1, 1992, between NYSERDA and Con Edison, which are designated as follows:

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
                 Number Date                       Form     Date     Exhibit

            1.  First   3/15/93                     10-Q  6/30/93      4.1
            2.  Second  10/1/93                     10-Q  9/30/93      4.3
            3.  Third   12/1/94                     10-K  12/31/94     4.7.3
            4.  Fourth  7/1/95                      10-Q  6/30/95      4.2

        4.5 Indenture of Trust, dated as of August 15, 1985, between NYSERDA and Morgan Guaranty Trust Company of New York, as Trustee (Morgan Guaranty). (Designated in Con Edison's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1990 (File No. 1-1217) as
            Exhibit 4(b)(1).)

        4.6 The following Supplemental Indentures of Trust supplementing the Indenture of Trust, dated as of August 15, 1985, between NYSERDA and Morgan Guaranty.

                 Supplemental                       Securities Exchange Act
                 Indenture of Trust                    File No.1-1217
                 Number      Date                  Form      Date     Exhibit

            1.  Fifth      7/1/89                  10-Q    6/30/90    4(b)(6)
            2.  Sixth      11/1/89                 10-Q    6/30/90    4(b)(7)
            3.  Seventh    7/1/90                  10-Q    6/30/90    4(b)(8)
            4.  Eighth     1/1/91                  10-K    12/31/90   4(g)(8)
            5.  Ninth      1/15/92                 10-K    12/31/91   4(g)(9)

       4.7 Indenture of Trust, dated as of December 1, 1992, between NYSERDA and Morgan Guaranty. (Designated in Con Edison's Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 1-1217) as Exhibit 4(i).)

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

                Supplemental                    Securities Exchange Act
                Indenture of Trust                  File No. 1-1217
                Number  Date                     Form  Date        Exhibit

            1.  First    3/15/93                 10-Q  6/30/93       4.2
            2.  Second   10/1/93                 10-Q  9/30/93       4.4
            3.  Third    12/1/94                 10-K  12/31/94      4.11.3
            4.  Fourth   7/1/95                  10-Q  6/30/95       4.3

        4.9 Indenture,  dated as of December 1, 1990, between Con Edison and
            The Chase Manhattan Bank (National Association), as Trustee (the "Debenture Indenture"). (Designated in Con Edison's Annual Report on Form 10-K for the year ended December 31, 1990 (File No. 1-1217) as
            Exhibit 4(h).)

       4.10 First Supplemental Indenture (to the Debenture Indenture), dated as of March 6, 1996, between Con Edison and The Chase
            Manhattan Bank (National Association), as Trustee. (Designated in Con Edison's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 1-1217) as Exhibit 4.13.)

      4.11 The following forms of Con Edison's Debentures:

                                                Securities Exchange Act
                                                  File No. 1-1217
                  Debenture                     Form   Date       Exhibit
            7 3/8%,  Series 1992 A              8-K   2/5/92       4(a)
            7 5/8%,  Series 1992 B              8-K   2/5/92       4(b)
            7.60%,   Series 1992 C              8-K   2/25/92      4
            6 1/2%,  Series 1992 D              8-K   8/26/92      4(a)
            6 1/4%,  Series 1993 A              8-K   1/13/93      4
            6 1/2%,  Series 1993 B              8-K   2/4/93       4(a)
            6 5/8%,  Series 1993 C              8-K   2/4/93       4(b)
            6 3/8%,  Series 1993 D              8-K   4/7/93       4
            5.70%,   Series 1993 F              8-K   5/19/93      4(b)
            7 1/2%,  Series 1993 G              8-K   6/7/93       4
            7 1/8%,  Series 1994 A              8-K   2/8/94       4
            Floating Rate Series 1994 B         8-K   6/29/94      4
            6 5/8%,  Series 1995 A              8-K   6/21/95      4
            7 3/4%,  Series 1996 A              8-K   4/24/96      4
            Floating Rate Series 1996 B         8-K   11/25/96     4
            Floating Rate Series 1997 A         8-K   6/17/97      4
            6.45%,   Series 1997 B              8-K   11/24/97     4
            61/4%,   Series 1998 A              8-K   1/29/98      4.1
            7.10%,   Series 1998 B              8-K   1/29/98      4.2

       4.12 Form of Con Edison's 7 3/4% Quarterly Income Capital Securities (Series A Subordinated Deferrable Interest Debentures). (Designated in Con Edison's Current Report on Form 8-K, dated February 29, 1996, (File No. 1-1217) as Exhibit 4.)

      10.1 Amended and Restated Agreement and Settlement, dated September 19, 1997, between Con Edison and the Staff of the New York State Public Service Commission (without Appendices). (Designated in Con Edison's Current Report on Form 8-K, dated September 23, 1997, (File No. 1-1217) as Exhibit 10.)

     10.2.1 Agreement dated as of October 31, 1968 among
            Central Hudson Gas & Electric Corporation, Con Edison and Niagara Mohawk Power Corporation. (Designated in
            Registration Statement No. 2-31884 as Exhibit 7.)

     10.2.2 Amendment  dated November 23, 1976 to Agreement  dated as of
            October 31, 1968 among Central Hudson Gas & Electric Corporation, Con Edison and Niagara Mohawk Power Corporation and Additional Agreement dated as of November 23, 1976 between Central Hudson and Con Edison. (Designated in Con Edison's Annual Report on Form 10-K for the year ended December 31, 1991 (File No. 1-1217) as Exhibit 10(b).)

     10.3.1 General Agreement between Orange and
            Rockland Utilities, Inc. and Con Edison dated October
            10, 1969.  (Designated in Registration Statement No.
            2-35734 as Exhibit 7-1.)

     10.3.2 Letters, dated November 18, 1970 and November 23, 1970, between Orange and Rockland Utilities, Inc. and Con Edison pursuant to Article 14(a) of the aforesaid General Agreement. (Designated in Registration Statement No. 2-38807 as Exhibit 5-3.)

     10.4.1 Planning and Supply Agreement,  dated March 10, 1989, between
            Con Edison and the Power Authority of the State of New York. (Designated in Con Edison's Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 1-1217) as Exhibit 10(gg).)

     10.4.2 Delivery Service Agreement, dated March 10, 1989, between Con
            Edison and the Power Authority of the State of New York. (Designated in Con Edison's Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 1-1217) as Exhibit 10(hh).)

     10.5.1 Employment  contract,  dated  August 24,  1982,  between Con
            Edison and Arthur Hauspurg, as amended. (Designated in Con Edison's Annual Report on Form 10-K for the year ended December 31, 1991(File No. 1-1217) as Exhibit 10(i).)

     10.5.2 Agreement,  dated  January 24, 1991,  between Con Edison and
            Arthur Hauspurg. (Designated in Con Edison's Annual Report on Form 10-K for the year ended December 31, 1990 (File No. 1-1217) as
            Exhibit 10(l).)

     10.6.1 Employment Contract, dated May 22, 1990, between Con Edison and Eugene R. McGrath. (Designated in Con Edison's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1990 (File No. 1-1217) as Exhibit 10.)

     10.6.2 The following amendments to Employment Contract, dated May 22, 1990, between Con Edison and Eugene R. McGrath:

                                          Securities Exchange Act
                  Amendment               File No. 1-1217
                  Date                    Form  Date        Exhibit
                  8/27/91                 10-Q  9/30/91       19
                  8/25/92                 10-Q  9/30/92       19
                  2/18/93                 10-K  12/31/92      10(o)
                  8/24/93                 10-Q  9/30/93       10.1
                  8/24/94                 10-Q  9/30/94       10.1
                  8/22/95                 10-Q  9/30/95       10.3
                  7/23/96                 10-Q  6/30-96       10.2
                  7/22/97                 10-Q  6/30/97       10

     10.7.1 Employment  Agreement, dated June 25, 1991, between Con Edison and
            J. Michael Evans. (Designated in Con Edison's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1991
            (File No. 1-1217) as Exhibit 19.)

     10.7.2 Amendment, dated March 29, 1993, to Employment Agreement, dated June 25, 1991, between Con Edison and J. Michael Evans. (Designated in Con Edison's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1993 (File No. 1-1217) as Exhibit 10.)

     10.7.3 Amendment, dated November 8, 1993, to Employment Agreement, dated June 25, 1991, between Con Edison and J. Michael Evans. (Designated in Con Edison's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1993 (File No. 1-1217) as Exhibit 10.2.)

     10.8.1 Employment  Agreement,  dated November 28, 1995,  between Con
            Edison and Peter J. O'Shea, Jr. (Designated in Con Edison's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 1-1217) as Exhibit 10.46.)

    *10.8.2 Amendment, dated November 4, 1997  to Employment Agreement, dated
            November 28, 1995, between Con Edison and Peter J. O'Shea, Jr.

     10.9 Agreement and Plan of Exchange, entered into on October 28, 1997, between CEI and Con Edison. (Designated in the Registration Statement on Form S-4 of CEI (No. 333-39164) as Exhibit 2.)

     10.10  Amendment  and  Restatement,   dated  January  29,  1992  and
            effective as of December 1, 1991, of The Consolidated Edison Company of New York, Inc. Executive Incentive Plan. (Designated in Con Edison's Annual Report on Form 10-K for the year ended December 31, 1991 (File No. 1-1217) as Exhibit 10(s).)

    10.11.1 The Consolidated Edison Retirement Plan for Management Employees, as amended and restated. (Designated in Con Edison's
            Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1995 (File No. 1-1217) as Exhibit 10.1.)

    10.11.2 The following amendments to the Consolidated Edison Retirement Plan for Management Employees.

                                              Securities Exchange Act
                  Amendment                      File No. 1-1217
                  Date                    Form  Date        Exhibit
                  12/29/95                10-K  12/31/95    10.29
                  7/1/96                  10-K  12/31/96    10.22

    *10.11.3 Amendment No. 3, dated as of June 1, 1997, to the Consolidated
             Edison Retirement Plan for Management Employees.

    *10.11.4 Amendment No. 4, dated November 14, 1997, to the Consolidated
             Edison Retirement Plan for Management Employees.

    10.12.1 Con Edison Supplemental Retirement Income Plan, adopted July
            22, 1987, effective January 1, 1987. (Designated in Con Edison's Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 1-1217) as Exhibit 10(cc).)

   10.12.2  Amendment No. 1, dated March 21,1997, to the
            Con Edison Supplemental Retirement Income Plan.
            (Designated in Con Edison's Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-1217) as Exhibit 10.24.)

   10.13.1  Consolidated  Edison Company of New York,  Inc.  Retirement
            Plan for Trustees, effective as of July 1, 1988. (Designated in Con Edison's Annual Report on Form 10-K for the year ended December 31, 1992 (File No.
            1-1217) as Exhibit 10(ee).)

   10.13.2  Amendment  No.  1,  dated   September  28,  1990,  to  the
            Consolidated Edison Company of New York, Inc. Retirement Plan for Trustees. (Designated in Con Edison's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1990 (File No. 1-1217) as Exhibit 19(c).)

   10.14 The Con Edison Thrift Savings Plan for Management Employees and Tax Reduction Act Stock Ownership Plan, as amended and restated. (Designated in Con Edison's Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-1217) as Exhibit 10.5.)

   10.15 Deferred Compensation Plan for the Benefit of Trustees of Con Edison, dated February 27, 1979, and amendments thereto, dated September 19, 1979 (effective February 27, 1979), February 26, 1980, and November 24, 1992 (effective January 1, 1993). (Designated in Con Edison's Annual Report on Form 10-K for the year ended December 31, 1991 (File No. 1-1217) as Exhibit 10(i).)

   10.16 Supplemental Medical Plan for the Benefit of Con Edison's officers. (Designated in Con Edison's Annual Report on Form 10-K for the year ended December 31, 1991 (File No. 1-1217) as Exhibit 10(aa).)

   10.17.1  The Con Edison Discount Stock Purchase Plan.  (Designated in
            Con Edison's Annual Report on Form 10-K for the year ended December 31, 1991 (File No.
            1-1217) as Exhibit 10(bb).)

   10.17.2  Amendment,  dated  December  29,  1995,  to the Con  Edison
            Discount Stock Purchase Plan. (Designated in Con Edison's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 1-1217) as Exhibit 10.38.)

   10.18.1  The   Consolidated   Edison   Retiree  Health  Program  for
            Management Employees, effective as of January 1, 1993. (Designated in Con Edison's Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 1-1217) as Exhibit 10(ll).)

   10.18.2 The following amendments to the Consolidated Edison Retiree Health Program for Management Employees.

                                          Securities Exchange Act
                  Amendment                      File No. 1-1217
                  Date                    Form  Date        Exhibit
                  10/31/94                10-Q  9/30/94     10.3
                  12/28/94                10-K  12/31/95    10.44
                  12/29/95                10-K  12/31/95    10.45
                  7/1/96                  10-K  12/31/96    10.39

 *10.18.3  Amendment No. 5, dated November 14, 1997, to the
           Consolidated Edison Retiree Health Program for Management
           Employees.

  10.19 The Con Edison Severance Pay Plan for Management Employees. (Designated in Con Edison's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997 (File No. 1-1217) as Exhibit 10.)

 *10.20 CEI 1996 Stock Option Plan, as amended and restated effective February 24, 1998.

  12 Statement of computation of ratio of earnings to fixed charges for the years ended December 31, 1997, 1996, 1995, 1994 and 1993. (Designated in the Registration Statement on Form S-3 of CEI (No. 333-39603) as Exhibit 12.)

  21 Subsidiaries of CEI and Con Edison. (Incorporated by reference from Form U-3A-2 of CEI, dated February 26, 1998 -
            File No: 069-00425.)

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

--------------------
* Filed herewith



(b)   Reports on Form 8-K:

      Con Edison filed Current Reports on Form 8-K, dated November 24, 1997 and January 29, 1998, reporting (under Item 5) the sale of debentures and refunding of certain series of outstanding debt securities. CEI and Con Edison each filed a Current Report on Form 8-K, dated December 12, 1997, reporting the approval and implementation of the Holding Company Proposal discussed in Item 4 and the stock repurchase discussed In "Liquidity and Capital Resources - Stock Repurchase" in Item 7.

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


      CONSOLIDATED EDISON, INC.             CONSOLIDATED EDISON COMPANY
                                                OF NEW YORK, INC.

      By    JOAN S. FREILICH                By    JOAN S. FREILICH
            Joan S. Freilich                      Joan S. Freilich
            Executive Vice President              Executive Vice President
            and Chief Financial Officer           and Chief Financial Officer


      Date: March 26, 1998                      Date: March 26, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of each Registrant and in the capacities and on the dates indicated.

Date                       Signature               Title (CEI and Con Edison,
                                                    unless otherwise noted)

March 26, 1998          Eugene R. McGrath*       Chairman of the Board,
                                                 President, Chief Executive
                                                 Officer and Director of CEI;
                                                 Chairman of the Board,
                                                 Chief Executive Officer
                                                 and Trustee of Con Edison
                                                 (Principal Executive Officer)

March 26, 1998          Joan S. Freilich*        Executive Vice President,
                                                 Chief Financial Officer
                                                 and Director (Trustee)
                                                 (Principal Financial Officer)

March 26, 1998          Hyman Schoenblum*        Vice President, Controller
                                                 and Chief Accounting Officer
                                                 (Principal Accounting Officer)

                  E. Virgil Conway*              Director (Trustee)
                  Gordon J. Davis*               Director (Trustee)
                  Ruth M. Davis*                 Director (Trustee)
                  Ellen V. Futter*               Director (Trustee)
                  Arthur Hauspurg*               Director (Trustee)
                  Sally Hernandez-Pinero*        Director (Trustee)
                  Peter W. Likins*               Director (Trustee)
                  Donald K. Ross*                Director (Trustee)
                  Robert G. Schwartz*            Director (Trustee)
                  Richard A. Voell*              Director (Trustee)



March 26, 1998          *By   JOAN S. FREILICH              Attorney-in-Fact
                              Joan S. Freilich