Form 10-Q
period 2001-06-30
CONSOLIDATED EDISON CO OF NEW YORK INC; ORANGE & ROCKLAND UTILITIES INC; CONSOLIDATED EDISON INC
filed 2001-08-13
CIK 23632, 74778, 1047862

Use these links to rapidly review the document
Table of Contents

Form 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

/x/	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
For The Quarterly Period Ended June 30, 2001
or
/ /	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number	Exact name of registrant as specified in its charter and principal office address and telephone number	State of Incorporation	I.R.S. Employer ID. Number

1-14514	Consolidated Edison, Inc. 4 Irving Place, New York, New York 10003 (212) 460-4600	New York	13-3965100
1-1217	Consolidated Edison Company of New York, Inc. 4 Irving Place, New York, New York 10003 (212) 460-4600	New York	13-5009340
1-4315	Orange and Rockland Utilities, Inc. One Blue Hill Plaza, Pearl River, New York 10965 (914) 352-6000	New York	13-1727729

Indicate by check mark whether each Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

As of the close of business on July 31, 2001, Consolidated Edison, Inc. (Con Edison) had outstanding 212,205,964 Common Shares ($.10 par value). Con Edison owns all of the outstanding common equity of Consolidated Edison Company of New York, Inc. (Con Edison of New York) and Orange and Rockland Utilities, Inc. (O&R).

O&R meets the conditions specified in general instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

TABLE OF CONTENTS

Filing Format
Forward-Looking Statements
Part I.	Financial Information
Item 1.	Financial Statements
	Con Edison	Consolidated Balance Sheet
Consolidated Income Statement
Consolidated Statement of Retained Earnings
Consolidated Statement of Comprehensive Income
Consolidated Statement of Cash Flows
Notes to Financial Statements
	Con Edison	Consolidated Balance Sheet
	of New York	Consolidated Income Statement
Consolidated Statement of Retained Earnings
Consolidated Statement of Comprehensive Income
Consolidated Statement of Cash Flows
Notes to Financial Statements
	O&R	Consolidated Balance Sheet
Consolidated Income Statement
Consolidated Statement of Retained Earnings
Consolidated Statement of Comprehensive Income
Consolidated Statement of Cash Flows
Notes to Financial Statements
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Con Edison
Con Edison of New York
O&R
O&R Management's Narrative Analysis of the Results of Operations
Item 3	Quantitative and Qualitative Disclosures About Market Risk
Con Edison
Con Edison of New York
O&R
Part II.	Other Information
Item 1.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Securities Holders
Item 6.	Exhibits and Reports on Form 8-K

* O&R is omitting this information pursuant to General Instruction H of Form 10-Q.

Filing Format

This Quarterly Report on Form 10-Q is a combined report being filed separately by three different registrants: Consolidated Edison, Inc. (Con Edison), Consolidated Edison Company of New York, Inc. (Con Edison of New York) and Orange and Rockland Utilities, Inc. (O&R). Neither Con Edison of New York nor O&R makes any representation as to the information contained in this report relating to Con Edison or the subsidiaries of Con Edison other than itself.

O&R, a wholly-owned subsidiary of Con Edison, meets the conditions specified in General Instruction H of Form 10-Q and is permitted to use the reduced disclosure format for wholly-owned subsidiaries of companies, such as Con Edison, that are reporting companies under the Securities Exchange Act of 1934. Accordingly, O&R has omitted from this report the information called for by Part 1, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations and has included in this report its Management's Narrative Analysis of the Results of Operations. In accordance with general instruction H, O&R has also omitted from this report the information, if any, called for by Part 1, Item 3, Quantitative and Qualitative Disclosure About Market Risk; Part II, Item 2, Changes in Securities and Use of Proceeds; Part II, Item 3, Defaults Upon Senior Securities; and Part II, Item 4, Submission of Matters to a Vote of Security Holders.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements, which are statements of future expectation and not facts. Words such as "estimates," "expects," "anticipates," "intends," "plans" and similar expressions identify forward-looking statements. Actual results or developments might differ materially from those included in the forward-looking statements because of factors such as competition and industry restructuring, developments relating to Indian Point 2 (see Note C to the Con Edison financial statements in Part 1, Item 1 of this report), developments relating to Northeast Utilities (see Note D to the Con Edison financial statements in Part 1, Item 1 of this report), developments in wholesale energy markets, technological developments, changes in economic conditions, changes in historical weather patterns, changes in laws, regulations or regulatory policies, developments in legal or public policy doctrines, and other presently unknown or unforeseen factors.

Consolidated Edison, Inc.

CONSOLIDATED BALANCE SHEET

(Unaudited)

	As at
	June 30, 2001	December 31, 2000
	(Thousands of Dollars)
ASSETS
UTILITY PLANT, AT ORIGINAL COST
Electric	$11,894,294	$11,808,102
Gas	2,348,862	2,300,056
Steam	751,035	740,189
General	1,419,025	1,388,602

TOTAL	16,413,216	16,236,949
Less: Accumulated depreciation	5,211,509	5,186,058

NET	11,201,707	11,050,891
Construction work in progress	527,415	504,470
Nuclear fuel assemblies and components, less accumulated amortization	96,890	107,641

NET UTILITY PLANT	11,826,012	11,663,002

NON-UTILITY PLANT
Unregulated generating assets, less accumulated depreciation of $49,871 and $48,643	142,404	230,416
Non-utility property, less accumulated depreciation of $7,135 and $5,516	74,836	41,752

NET PLANT	12,043,252	11,935,170

CURRENT ASSETS
Cash and temporary cash investments	41,633	94,828
Funds held for refunding of NYSERDA Notes	224,600	-
Accounts receivable - customer, less allowance for uncollectible accounts of $31,762 and $33,714	749,536	910,344
Other receivables	131,241	168,415
Fuel, at average cost	23,827	29,148
Gas in storage, at average cost	87,264	82,419
Materials and supplies, at average cost	120,881	131,362
Prepayments	628,654	524,377
Other current assets	52,537	75,094

TOTAL CURRENT ASSETS	2,060,173	2,015,987

INVESTMENTS
Nuclear decommissioning trust funds	344,134	328,969
Other	210,534	197,120

TOTAL INVESTMENTS	554,668	526,089

DEFERRED CHARGES, REGULATORY ASSETS AND NONCURRENT ASSETS
Goodwill and other intangible assets	565,913	488,702
Regulatory assets
Future federal income tax	670,112	676,527
Recoverable energy costs	255,447	340,495
Real estate sale costs - First Avenue properties	103,928	103,009
Deferred special retirement program costs	85,385	88,633
Divestiture - capacity replacement reconciliation	73,850	73,850
Accrued unbilled revenues	69,210	72,619
Workers' compensation reserve	58,944	47,097
Deferred environmental remediation costs	54,723	49,056
Deferred revenue taxes	44,416	43,879
Other	199,112	112,604

TOTAL REGULATORY ASSETS	1,615,127	1,607,769
Other deferred charges and noncurrent assets	214,187	193,528

TOTAL DEFERRED CHARGES, REGULATORY ASSETS AND NONCURRENT ASSETS	2,395,227	2,289,999

TOTAL	$17,053,320	$16,767,245

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.

CONSOLIDATED BALANCE SHEET

(Unaudited)

	As At
	June 30, 2001	December 31, 2000
	(Thousands of Dollars)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION
Common stock, authorized 500,000,000 shares; outstanding 212,182,481 shares and 212,027,131 shares	$1,482,341	$1,482,341
Retained earnings	5,084,902	5,040,931
Treasury stock, at cost; 23,305,613 shares and 23,460,963 shares	(1,005,728)	(1,012,919)
Capital stock expense	(35,682)	(35,817)
Accumulated other comprehensive income	(24,180)	(2,147)

TOTAL COMMON SHAREHOLDERS' EQUITY	5,501,653	5,472,389

Preferred stock subject to mandatory redemption	37,050	37,050
Other preferred stock	212,563	212,563
Long-term debt	5,507,885	5,415,409

TOTAL CAPITALIZATION	11,259,151	11,137,411

NONCURRENT LIABILITIES
Obligations under capital leases	29,942	31,504
Accumulated provision for injuries and damages	168,669	160,671
Pension and benefits reserve	209,877	181,346
Other noncurrent liabilities	32,232	30,118

TOTAL NONCURRENT LIABILITIES	440,720	403,639

CURRENT LIABILITIES
Long-term debt due within one year	688,420	309,590
Notes payable	222,266	255,042
Accounts payable	812,662	1,020,401
Customer deposits	206,536	202,888
Accrued taxes	32,031	64,345
Accrued interest	84,030	85,276
Accrued wages	87,493	70,951
Other current liabilities	335,105	328,686

TOTAL CURRENT LIABILITIES	2,468,543	2,337,179

DEFERRED CREDITS AND REGULATORY LIABILITIES
Accumulated deferred federal income tax	2,260,560	2,302,764
Accumulated deferred investment tax credits	125,578	131,429
Regulatory liabilities
Gain on divestiture	84,186	60,338
Deposit from sale of First Avenue properties	50,000	50,000
Accrued electric rate reduction	38,018	38,018
NY state tax law revisions	30,121	59,523
NYPA revenue increase	27,507	35,021
Other	252,428	211,706

TOTAL REGULATORY LIABILITIES	482,260	454,606
Other deferred credits	16,508	217

TOTAL DEFERRED CREDITS AND REGULATORY LIABILITIES	2,884,906	2,889,016

TOTAL	$17,053,320	$16,767,245

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.

CONSOLIDATED INCOME STATEMENT

For the Three Months Ended June 30, 2001 and 2000 (Unaudited)	2001	2000
	(Thousands of Dollars)
OPERATING REVENUES
Electric	$1,531,949	$1,531,262
Gas	305,394	247,016
Steam	89,666	74,600
Non-utility	185,206	189,016

TOTAL OPERATING REVENUES	2,112,215	2,041,894

OPERATING EXPENSES
Purchased power	796,600	791,340
Fuel	46,019	42,730
Gas purchased for resale	177,982	164,538
Other operations	279,382	289,865
Maintenance	116,341	128,140
Depreciation and amortization	136,868	145,618
Taxes, other than income tax	256,484	275,160
Income tax	86,724	33,174

TOTAL OPERATING EXPENSES	1,896,400	1,870,565

OPERATING INCOME	215,815	171,329
OTHER INCOME (DEDUCTIONS)
Investment income	1,422	2,542
Allowance for equity funds used during construction	258	486
Other income less miscellaneous deductions	(8,772)	(3,989)
Income tax	1,558	961

TOTAL OTHER INCOME (DEDUCTIONS)	(5,534)	-

INCOME BEFORE INTEREST CHARGES	210,281	171,329
Interest on long-term debt	98,355	87,658
Other interest	9,536	12,559
Allowance for borrowed funds used during construction	(1,684)	(1,032)

NET INTEREST CHARGES	106,207	99,185

PREFERRED STOCK DIVIDEND REQUIREMENTS	3,398	3,398

NET INCOME FOR COMMON STOCK	$100,676	$68,746

COMMON SHARES OUTSTANDING - AVERAGE BASIC (000)	212,115	211,966
COMMON SHARES OUTSTANDING - AVERAGE DILUTED (000)	212,555	212,074
BASIC EARNINGS PER SHARE	$0.48	$0.33

DILUTED EARNINGS PER SHARE	$0.48	$0.33

DIVIDENDS DECLARED PER SHARE OF COMMON STOCK	$0.550	$0.545

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.

CONSOLIDATED INCOME STATEMENT

For the Six Months Ended June 30, 2001 and 2000 (Unaudited)	2001	2000
	(Thousands of Dollars)
OPERATING REVENUES
Electric	$3,239,323	$3,043,511
Gas	1,007,213	716,489
Steam	347,918	244,858
Non-utility	404,024	355,627

TOTAL OPERATING REVENUES	4,998,478	4,360,485

OPERATING EXPENSES
Purchased power	1,812,485	1,521,528
Fuel	216,335	127,968
Gas purchased for resale	641,466	430,836
Other operations	540,987	601,963
Maintenance	244,786	234,972
Depreciation and amortization	271,866	288,340
Taxes, other than income tax	564,469	564,332
Income tax	203,787	136,508

TOTAL OPERATING EXPENSES	4,496,181	3,906,447

OPERATING INCOME	502,297	454,038
OTHER INCOME (DEDUCTIONS)
Investment income	2,887	6,941
Allowance for equity funds used during construction	501	(91)
Other income less miscellaneous deductions	(11,889)	(4,251)
Income tax	7,154	(239)

TOTAL OTHER INCOME (DEDUCTIONS)	(1,347)	2,360

INCOME BEFORE INTEREST CHARGES	500,950	456,398
Interest on long-term debt	197,563	170,971
Other interest	20,023	24,537
Allowance for borrowed funds used during construction	(3,222)	(2,787)

NET INTEREST CHARGES	214,364	192,721

PREFERRED STOCK DIVIDEND REQUIREMENTS	6,796	6,796

NET INCOME FOR COMMON STOCK	$279,790	$256,881

COMMON SHARES OUTSTANDING - AVERAGE BASIC (000)	212,078	212,352
COMMON SHARES OUTSTANDING - AVERAGE DILUTED (000)	212,440	212,425
BASIC EARNINGS PER SHARE	$1.32	$1.21

DILUTED EARNINGS PER SHARE	$1.32	$1.21

DIVIDENDS DECLARED PER SHARE OF COMMON STOCK	$1.100	$1.090

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.

CONSOLIDATED STATEMENT OF RETAINED EARNINGS

	As At
As At June 30, 2001 and December 31, 2000	June 30, 2001	December 31, 2000
(Unaudited)	(Thousands of Dollars)
BALANCE, JANUARY 1	$5,040,931	$4,921,089
Less: Stock options exercised	2,540	1,026
Orange & Rockland purchase accounting adjustment	48	(46)
Net income for common stock for the period	279,742	582,835

TOTAL	5,318,181	5,502,852

DIVIDENDS DECLARED ON COMMON, $1.10 AND $2.18 PER SHARE, RESPECTIVELY	233,279	461,921

ENDING BALANCE	$5,084,902	$5,040,931

Consolidated Edison, Inc.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

For the Six Months Ended June 30, 2001 and 2000 (Unaudited)	2001	2000
	(Thousands of Dollars)
NET INCOME	$279,790	$256,881
OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAXES
Investment in marketable equity securities, net of $279 taxes	(189)	-
Minimum pension liability adjustments, net of $1,656 taxes	(2,055)	-
Unrealized gains (losses) on derivatives qualified as hedges arising during the period due to cumulative effect of a change in accounting principle, net of $5,587 taxes	(8,050)	-
Unrealized gains (losses) on derivatives qualified as hedges, net of $8,659 taxes	(12,452)	-
Less: Reclassification adjustment for losses included in net income, net of $378 taxes	(713)	-

TOTAL OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAXES	(22,033)	-

COMPREHENSIVE INCOME	$257,757	$256,881

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Six Months Ended June 30, 2001 and 2000 (Unaudited)	2001	2000
	(Thousands of Dollars)
OPERATING ACTIVITIES
Net income for common stock	$279,790	$256,881
PRINCIPAL NON-CASH CHARGES (CREDITS) TO INCOME
Depreciation and amortization	271,753	288,340
Income tax deferred (excluding taxes resulting from divestiture of plant)	(55,354)	28,134
Common equity component of allowance for funds used during construction	(501)	91
Prepayments - accrued pension credits	(161,285)	(102,025)
Other non-cash charges	6,534	29,156
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable - customer, less allowance for uncollectibles	160,808	(38,245)
Materials and supplies, including fuel and gas in storage	3,305	3,153
Prepayments (other than pensions), other receivables and other current assets	131,481	(26,965)
Deferred recoverable energy costs	85,048	(183,684)
Cost of removal less salvage	(44,570)	(44,575)
Accounts payable	(207,739)	259,921
Other - net	(76,767)	22,466

NET CASH FLOWS FROM OPERATING ACTIVITIES	392,503	492,648

INVESTING ACTIVITIES INCLUDING CONSTRUCTION
Utility construction expenditures	(448,215)	(391,189)
Nuclear fuel expenditures	(6,229)	(24,114)
Contributions to nuclear decommissioning trust	(10,650)	(10,650)
Common equity component of allowance for funds used during construction	501	(91)
Divestiture of utility plant (net of federal income tax)	99,951	-
Investments by unregulated subsidiaries	(12,435)	(4,786)
Non-utility plant	(37,728)	(258,987)

NET CASH FLOWS USED IN INVESTING ACTIVITIES INCLUDING CONSTRUCTION	(414,805)	(689,817)

FINANCING ACTIVITIES INCLUDING DIVIDENDS
Repurchase of common stock	-	(68,531)
Net proceeds from short-term debt	(32,776)	(291,091)
Additions to long-term debt	624,600	567,395
Retirement of long-term debt	(150,000)	(225,000)
Issuance and refunding costs	(14,846)	(1,768)
Funds held for refunding of NYSERDA Notes	(224,600)	-
Common stock dividends	(233,271)	(231,230)

NET CASH FLOWS USED IN FINANCING ACTIVITIES INCLUDING DIVIDENDS	(30,893)	(250,225)

NET DECREASE IN CASH AND TEMPORARY CASH INVESTMENTS	(53,195)	(447,394)
CASH AND TEMPORARY CASH INVESTMENTS AT JANUARY 1	94,828	485,050

CASH AND TEMPORARY CASH INVESTMENTS AT JUNE 30	$41,633	$37,656

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$190,207	$166,605
Income taxes	227,735	74,245

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS - CON EDISON

Note A - General

These footnotes accompany and form an integral part of the interim consolidated financial statements of Consolidated Edison, Inc. (Con Edison) and its subsidiaries, including the regulated utility Consolidated Edison Company of New York, Inc. (Con Edison of New York), the regulated utility Orange and Rockland Utilities, Inc. (O&R) and several non-utility subsidiaries. These financial statements are unaudited but, in the opinion of Con Edison's management, reflect all adjustments (which include only normally recurring adjustments) necessary for a fair statement of the results for the interim periods presented. These financial statements should be read together with the audited Con Edison financial statements (including the notes thereto) included in the combined Con Edison, Con Edison of New York and O&R Annual Reports on Form 10-K for the year ended December 31, 2000 (the Form 10-K).

Note B - Environmental Matters

Hazardous substances, such as asbestos, polychlorinated biphenyls (PCBs) and coal tar, have been used or generated in the course of operations of Con Edison's utility subsidiaries and may be present in their facilities and equipment.

The Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (Superfund) and similar state statutes impose joint and several strict liability, regardless of fault, upon generators of hazardous substances for resulting removal and remedial costs and environmental damages. Liabilities under these laws can be material and in some instances may be imposed without regard to fault, or may be imposed for past acts, even though such past acts may have been lawful at the time they occurred.

At June 30, 2001, Con Edison had accrued $126.2 million as its best estimate of the utility subsidiaries' liability for sites as to which they have received process or notice alleging that hazardous substances generated by them (and, in most instances, other potentially responsible parties) were deposited. There will be additional liability at these sites and other sites, the amount of which is not presently determinable but may be material to Con Edison's financial position, results of operations or liquidity.

Con Edison's utility subsidiaries are permitted under current rate agreements to defer for subsequent recovery through rates certain site investigation and remediation costs with respect to hazardous waste. At June 30, 2001, $55.8 million of such costs had been deferred as regulatory assets.

Suits have been brought in New York State and federal courts against Con Edison's utility subsidiaries and many other defendants, wherein a large number of plaintiffs sought large amounts of compensatory and punitive damages for deaths and injuries allegedly caused by exposure to asbestos at various premises of the utility subsidiaries. Many of these suits have been disposed of without any payment by the utility subsidiaries, or for immaterial amounts. The amounts specified in all the remaining suits total billions of dollars but Con Edison believes that these amounts are greatly exaggerated, as were the claims already disposed of. Based on the information and relevant circumstances known to Con Edison at this time, it does not believe that these suits will have a material adverse effect on its financial position, results of operations or liquidity.

Note C - Nuclear Generation

The Indian Point 2 nuclear generating unit, which Con Edison of New York owns and has agreed to sell, was out of service from February 2000 to January 2001. The New York State Public Service Commission (PSC) is investigating the Indian Point 2 outage and its causes and the prudence of the company's actions regarding the operation and maintenance of Indian Point 2. An appeal is pending in the United States Court of Appeals for the Second Circuit of the October 2000 decision by the United States District Court for the Northern District of New York, in an action entitled Consolidated Edison Company of New York, Inc. v. Pataki, et al., in which the court determined that the law that directed the PSC to prohibit the company from recovering Indian Point 2 replacement power costs from customers was unconstitutional and granted the company's motion for a permanent injunction to prevent its implementation. The staff of the Nuclear Regulatory Commission is monitoring Indian Point 2 with heightened oversight. The company is unable to predict whether or not any Indian Point 2-related proceedings, lawsuits, legislation or other actions will have a material adverse effect on its financial position, results of operations or liquidity. For additional information about Indian Point 2, its pending sale and the outage, see Note G to Con Edison's financial statements included in Item 8 of the Form 10-K.

Note D - Northeast Utilities

In May 2001, Con Edison amended its complaint against Northeast Utilities in the proceeding it commenced in March 2001 in the United States District Court for the Southern District of New York, entitled Consolidated Edison, Inc. v. Northeast Utilities, with respect to their agreement and plan of merger, dated as of October 13, 1999, as amended and restated as of January 11, 2000 (the merger agreement). As amended, Con Edison's complaint seeks, among other things, recovery of damages sustained by it as a result of the material breach of the merger agreement by Northeast Utilities.

In June 2001, Northeast Utilities withdrew the separate action it commenced in March 2001 in the same court and filed as a counter-claim to Con Edison's amended complaint its claim that Con Edison materially breached the merger agreement and that as a result Northeast Utilities and its shareholders have suffered substantial damages, including the difference between the consideration to be paid to Northeast Utilities shareholders pursuant to the merger agreement and the current market value of Northeast Utilities common stock, expenditures in connection with regulatory approvals and lost business opportunities. Pursuant to the merger agreement, Con Edison agreed to acquire Northeast Utilities for $26.00 per share (an estimated aggregate of not more than $3.9 billion) plus $0.0034 per share for each day after August 5, 2000 through the day prior to the completion of the transaction, payable 50 percent in cash and 50 percent in stock.

Con Edison believes that Northeast Utilities has materially breached the merger agreement and that Con Edison has not materially breached the merger agreement. Con Edison is unable to predict whether or not any Northeast Utilities-related lawsuits or other actions will have a material adverse effect on Con Edison's financial position, results of operations or liquidity.

Note E - Derivative Instruments and Hedging Activities

As of January 2001, Con Edison adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137,

"Deferral of the Effective Date of FASB Statement No. 133," and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities—an amendment of FASB Statement No. 133" (SFAS No. 133).

Energy Price Hedging

Con Edison's subsidiaries use derivative financial instruments to hedge market price fluctuations in related underlying transactions for the physical purchase or sale of electricity and gas (Hedges).

Con Edison's utility subsidiaries, pursuant to Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS No. 71), defer recognition in income of gains and losses on a Hedge until the underlying transaction is completed. Pursuant to rate provisions that permit the recovery of the cost of purchased power and gas, Con Edison's utility subsidiaries credit or charge to their customers gains or losses on Hedges and related transaction costs. See "Recoverable Energy Costs" in Note A to the company's financial statements included in Item 8 of the Form 10-K. To the extent SFAS No. 71 does not allow deferred recognition in income, Con Edison's utility subsidiaries have elected special hedge accounting pursuant to SFAS No. 133 (Cash Flow Hedge Accounting). For each Hedge that qualifies as a cash flow hedge under SFAS No. 133, the mark-to-market unrealized gain or loss on the Hedge is recorded in other comprehensive income and reclassified to income at the time the underlying transaction is completed, except that any gain or loss relating to any portion of the Hedge determined to be "ineffective" is recognized in income in the period in which such determination is made. Upon adoption of SFAS No. 133, Con Edison's utility subsidiaries had no transition adjustments relating to Hedges to recognize in other comprehensive income. In the quarter and six month period ended June 30, 2001, the company realized pre-tax losses relating to its utility subsidiaries' Hedges of $11.7 million, of which $10.9 million has been billed to customers. At June 30, 2001, the company had $58.0 million of mark-to-market unrealized pre-tax net losses relating to such Hedges deferred as regulatory assets and $2.1 million of mark-to-market unrealized after-tax net losses relating to such Hedges included in other comprehensive income. As of June 30, 2001, the utility subsidiaries' Hedges for which Cash Flow Hedge Accounting was used were for a term of less than 12 months and $2.1 million of losses relating to such Hedges were expected to be reclassified from accumulated other comprehensive income to income within the next 12 months.

Consolidated Edison Solutions, Inc., a wholly-owned subsidiary of Con Edison (which provides competitive gas and electric supply and energy-related products and services), uses Cash Flow Hedge Accounting for each Hedge that qualifies as a cash flow hedge under SFAS No. 133. For Hedges which, although intended to hedge related underlying transactions, do not meet the criteria of SFAS No. 133 for Cash Flow Hedge Accounting, mark-to-market unrealized gains or losses on the Hedge are recognized in income in the period in which they occur. As a result, changes in value of a Hedge may be recognized in income in an earlier period than the period in which the underlying transaction is recognized in income. The company expects, however, that these changes in values will be offset, at least in part, when the underlying transactions are recognized in income. The company has recognized after-tax transition gains relating to Con Edison Solutions' Hedges of $1.6 million in other comprehensive income and $0.4 million in income in connection with its adoption of SFAS No. 133. For the quarter and six month period ended June 30, 2001, with respect to such Hedges, the company reclassified to income from accumulated other comprehensive income after-tax net losses of $1.3 million and $0.1 million, respectively, recognized in income mark-to-market unrealized pre-tax net losses of $8.9 million and $9.9 million, respectively, and recorded in other comprehensive income mark-to-market unrealized after-tax net losses of $9.6 million and $9.8 million, respectively. As of June 30, 2001, all of Con Edison Solutions' Hedges for which Cash Flow Hedge Accounting was used were for a term of less than two years and $7.6 million of losses relating to such Hedges were expected to be reclassified from accumulated other comprehensive income to income within the next 12 months.

Consolidated Edison Energy, Inc., a wholly-owned subsidiary of Con Edison (which markets specialized energy supply services to wholesale customers), enters into over-the-counter and exchange traded contracts for the purchase and sale of electricity, gas or oil (which may provide for either physical or financial settlement) and is considered an "energy trading organization" required to account for such trading activities in accordance with FASB Emerging Issues Task Force Issue No. 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities". With respect to such contracts, the company recognized in income unrealized mark-to-market pre-tax net gains of $1.1 million and $1.6 million in the quarter and six month period ended June 30, 2001, respectively. Con Edison Energy has also entered into transactions for another subsidiary of Con Edison, as to which the company recognized in income unrealized mark-to-market pre-tax net gains of $0.3 million and $7.6 million in the quarter and six month period ended June 30, 2001, respectively.

Interest Rate Hedging

O&R and Consolidated Edison Development, Inc., a wholly-owned subsidiary of Con Edison (which invests in and manages energy infrastructure projects), use Cash Flow Hedge Accounting for their interest rate swap agreements.

In connection with its $55 million promissory note issued to the New York State Energy Research and Development Authority for the net proceeds of the Authority's variable rate Pollution Control Refunding Revenue Bonds (O&R Projects), 1994 Series A (the 1994 Bonds), O&R has a swap agreement pursuant to which it pays interest at a fixed rate of 6.09 percent and is paid interest at the same variable rate as is paid on the 1994 Bonds. Upon adoption of SFAS No. 133, the company recognized after-tax transition adjustment losses relating to the swap agreement of $8.1 million in other comprehensive income. In the quarter ended June 30, 2001, the company reclassified $0.9 million of such losses from accumulated other comprehensive income to income. As of June 30, 2001, $1.2 million of losses relating to the swap agreement were expected to be reclassified from accumulated other comprehensive income to income within the next 12 months. If the swap agreement had been terminated on June 30, 2001, O&R would have been required to pay approximately $13.0 million.

In connection with $95 million of variable rate loans undertaken relating to the Lakewood electric generating plant, Con Edison Development has swap agreements pursuant to which it pays interest at a fixed rate of 6.68 percent and is paid interest at a variable rate equal to the three-month London Interbank Offered Rate. Upon adoption of SFAS No. 133, the company recognized after-tax transition adjustment losses relating to the swap agreements of $1.6 million in other comprehensive income. In the quarter ended June 30, 2001, the company reclassified $0.4 million of such losses from accumulated other comprehensive income to income. As of June 30, 2001, $0.5 million of losses relating to the swap agreements were expected to be reclassified from accumulated other comprehensive income to income within the next 12 months. If these swap agreements had been terminated on June 30, 2001, Con Edison Development would have been required to pay approximately $3.4 million.

Note F - Financial Information by Business Segment

Consolidated Edison, Inc.

SEGMENT FINANCIAL INFORMATION

$000's

For the three months ended June 30, 2001 and 2000 (Unaudited)	Regulated Electric		Regulated Gas
	2001	2000	2001	2000
Operating revenues	$1,531,949	$1,531,262	$305,394	$247,016
Intersegment revenues	3,213	12,993	872	2,106
Depreciation and amortization	107,153	118,541	18,016	17,259
Operating income	183,986	151,187	30,240	29,067
	Regulated Steam		Unregulated Subsidiaries & Other
	2001	2000	2001	2000
Operating revenues	$89,666	$74,600	$185,206	$189,016
Intersegment revenues	485	517	2,830	323
Depreciation and amortization	4,431	4,618	7,268	5,200
Operating income	(5,422)	(4,061)	7,011	(4,864)
	Consolidated
	2001	2000
Operating revenues	$2,112,215	$2,041,894
Intersegment revenues	7,400	15,939
Depreciation and amortization	136,868	145,618
Operating income	215,815	171,329

Consolidated Edison, Inc.

SEGMENT FINANCIAL INFORMATION

$000's

For the six months ended June 30, 2001 and 2000 (Unaudited)	Regulated Electric		Regulated Gas
	2001	2000	2001	2000
Operating revenues	$3,239,323	$3,043,511	$1,007,213	$716,489
Intersegment revenues	6,742	31,737	1,591	4,437
Depreciation and amortization	213,252	235,720	35,757	34,143
Operating income	333,117	304,629	128,170	129,685
	Regulated Steam		Unregulated Subsidiaries & Other
	2001	2000	2001	2000
Operating revenues	$347,918	$244,858	$404,024	$355,627
Intersegment revenues	951	934	5,166	691
Depreciation and amortization	8,836	9,210	14,021	9,267
Operating income	34,452	26,375	6,558	(6,651)
	Consolidated
	2001	2000
Operating revenues	$4,998,478	$4,360,485
Intersegment revenues	14,450	37,799
Depreciation and amortization	271,866	288,340
Operating income	502,297	454,038

Note G - New Accounting Standards

In June 2001, the Financial Accounting Standards Board issued two new accounting standards: Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Accounting for Goodwill and Other Intangible Assets."

SFAS No. 141 requires that all business combinations initiated after June 30, 2001 use the purchase method of accounting, which includes recognition of goodwill.

SFAS No. 142, which the company is required to adopt on January 1, 2002, provides that goodwill, including amounts previously recognized under the purchase method, will no longer be subject to amortization and instead will be subject to periodic reviews for impairment. If determined to be impaired, goodwill will be reduced to its fair value and an impairment charge will be recognized in income. Con Edison is required to determine whether or not its goodwill is impaired following its adoption of SFAS No. 142. In accordance with SFAS No. 142, Con Edison is also required to review its goodwill for impairment each year and whenever an event or series of events occurs indicating that goodwill might be impaired. The company has not yet determined the impact SFAS No. 142 will have on its financial statements.

Consolidated Edison Company of New York, Inc.

CONSOLIDATED BALANCE SHEET

(Unaudited)

	As at
	June 30, 2001	December 31, 2000
	(Thousands of Dollars)
ASSETS
UTILITY PLANT, AT ORIGINAL COST
Electric	$11,216,706	$11,135,764
Gas	2,064,496	2,020,395
Steam	751,035	740,189
General	1,311,496	1,282,254

Total	15,343,733	15,178,602
Less: Accumulated depreciation	4,834,185	4,819,626

Net	10,509,548	10,358,976
Construction work in progress	493,919	476,379
Nuclear fuel assemblies and components, less accumulated amortization	96,890	107,641

NET UTILITY PLANT	11,100,357	10,942,996

NON-UTILITY PLANT
Non-utility property	9,293	4,087

NET PLANT	11,109,650	10,947,083

CURRENT ASSETS
Cash and temporary cash investments	37,850	70,273
Funds held for refunding of NYSERDA Notes	224,600	-
Accounts receivable - customer, less allowance for uncollectible accounts of $23,774 and $25,800	612,544	743,883
Other receivables	139,222	155,656
Fuel, at average cost	21,858	28,455
Gas in storage, at average cost	64,926	64,144
Materials and supplies, at average cost	112,160	118,344
Prepayments	591,733	497,884
Other current assets	54,170	50,977

TOTAL CURRENT ASSETS	1,859,063	1,729,616

INVESTMENTS
Nuclear decommissioning trust funds	344,134	328,969
Other	15,097	15,068

TOTAL INVESTMENTS	359,231	344,037

DEFERRED CHARGES, REGULATORY ASSETS AND NONCURRENT ASSETS
Regulatory assets
Future federal income tax	636,670	642,868
Recoverable energy costs	192,546	274,288
Real estate sale costs - First Avenue properties	103,928	103,009
Divestiture - capacity replacement reconciliation	73,850	73,850
Workers' compensation reserve	58,944	47,097
Deferred special retirement program costs	44,468	46,743
Accrued unbilled gas revenue	43,594	43,594
Deferred revenue taxes	37,012	36,542
Other	170,554	100,843

Total regulatory assets	1,361,566	1,368,834
Other deferred charges and noncurrent assets	154,917	158,371

TOTAL DEFERRED CHARGES, REGULATORY ASSETS AND NONCURRENT ASSETS	1,516,483	1,527,205

TOTAL	$14,844,427	$14,547,941

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

CONSOLIDATED BALANCE SHEET
(Unaudited)

	As at
	June 30, 2001	December 31, 2000
	(Thousands of Dollars)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION
Common stock	$1,482,341	$1,482,341
Repurchased Consolidated Edison, Inc. common stock	(962,092)	(962,092)
Retained earnings	4,037,268	3,995,825
Capital stock expense	(35,682)	(35,817)
Accumulated other comprehensive income	(4,888)	(673)

TOTAL COMMON SHAREHOLDER'S EQUITY	4,516,947	4,479,584

Preferred stock
Subject to mandatory redemption
6 1/8% Series J	37,050	37,050

TOTAL SUBJECT TO MANDATORY REDEMPTION	37,050	37,050

Other preferred stock
$5 Cumulative Preferred	175,000	175,000
4.65% Series C	15,330	15,330
4.65% Series D	22,233	22,233

TOTAL OTHER PREFERRED STOCK	212,563	212,563

TOTAL PREFERRED STOCK	249,613	249,613

Long-term debt	5,012,661	4,915,108

TOTAL CAPITALIZATION	9,779,221	9,644,305

NONCURRENT LIABILITIES
Obligations under capital leases	29,903	31,432
Accumulated provision for injuries and damages	155,983	148,047
Pension and benefits reserve	125,134	105,124
Other noncurrent liabilities	14,822	14,822

TOTAL NONCURRENT LIABILITIES	325,842	299,425

CURRENT LIABILITIES
Long-term debt due within one year	678,150	300,000
Notes payable	103,197	139,969
Accounts payable	679,286	879,602
Customer deposits	199,617	195,762
Accrued taxes	30,951	49,509
Accrued interest	75,371	78,230
Accrued wages	83,307	70,951
Other current liabilities	255,337	237,634

TOTAL CURRENT LIABILITIES	2,105,216	1,951,657

DEFERRED CREDITS AND REGULATORY LIABILITIES
Accumulated deferred federal income tax	2,087,799	2,134,973
Accumulated deferred investment tax credits	118,924	124,532
Regulatory liabilities
Gain on divestiture	75,705	50,000
Deposit from sale of First Avenue properties	50,000	50,000
Accrued electric rate reduction	38,018	38,018
NY state tax law revisions	30,121	59,523
NYPA revenue increase	27,507	35,021
Other	206,074	160,487

TOTAL REGULATORY LIABILITIES	427,425	393,049

TOTAL DEFERRED CREDITS AND REGULATORY LIABILITIES	2,634,148	2,652,554

TOTAL	$14,844,427	$14,547,941

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

CONSOLIDATED INCOME STATEMENT

For the Three Months Ended June 30, 2001 and 2000 (Unaudited)	2001	2000
	(Thousands of Dollars)
OPERATING REVENUES
Electric	$1,396,411	$1,429,502
Gas	269,327	217,380
Steam	89,666	74,600

TOTAL OPERATING REVENUES	1,755,404	1,721,482

OPERATING EXPENSES
Purchased power	593,956	639,181
Fuel	46,020	42,731
Gas purchased for resale	133,476	90,628
Other operations	228,890	239,195
Maintenance	109,960	121,556
Depreciation and amortization	121,526	132,959
Taxes, other than income tax	238,736	257,116
Income tax	83,692	32,160

TOTAL OPERATING EXPENSES	1,556,256	1,555,526

OPERATING INCOME	199,148	165,956
OTHER INCOME (DEDUCTIONS)
Investment income	118	817
Allowance for equity funds used during construction	258	400
Other income less miscellaneous deductions	1,796	(2,315)
Income tax	(514)	1,206

TOTAL OTHER INCOME (DEDUCTIONS)	1,658	108

INCOME BEFORE INTEREST CHARGES	200,806	166,064
Interest on long-term debt	88,817	81,148
Other interest	7,085	11,292
Allowance for borrowed funds used during construction	(1,388)	(905)

NET INTEREST CHARGES	94,514	91,535

NET INCOME	106,292	74,529
PREFERRED STOCK DIVIDEND REQUIREMENTS	3,398	3,398

NET INCOME FOR COMMON STOCK	$102,894	$71,131

CON EDISON OF NEW YORK SALES
Electric (thousands of kilowatthours)
Con Edison of New York customers	7,319,177	7,402,219
Delivery service for Retail Choice	2,401,091	2,120,980
Delivery service to NYPA and others	2,432,752	2,336,904

Total sales in service territory	12,153,020	11,860,103
Gas (dekatherms)
Firm sales and transportation	19,982,893	18,949,573
Off-peak firm/interruptible	2,802,914	3,500,595

Total sales to Con Edison of New York customers	22,785,807	22,450,168
Transportation of customer-owned gas
NYPA	1,546,204	5,756,826
Other	18,866,764	24,811,439

Total sales and transportation	43,198,775	53,018,433
Steam (thousands of pounds)	4,707,156	4,666,444

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

CONSOLIDATED INCOME STATEMENT

For the Six Months Ended June 30, 2001 and 2000 (Unaudited)	2001	2000
	(Thousands of Dollars)
OPERATING REVENUES
Electric	$2,979,610	$2,852,663
Gas	866,768	611,022
Steam	347,918	244,858

TOTAL OPERATING REVENUES	4,194,296	3,708,543

OPERATING EXPENSES
Purchased power	1,375,943	1,257,424
Fuel	216,335	127,929
Gas purchased for resale	498,504	250,180
Other operations	444,187	496,294
Maintenance	231,174	222,241
Depreciation and amortization	241,527	264,498
Taxes, other than income tax	526,931	527,419
Income tax	192,927	128,117

TOTAL OPERATING EXPENSES	3,727,528	3,274,102

OPERATING INCOME	466,768	434,441
OTHER INCOME (DEDUCTIONS)
Investment income	274	1,550
Allowance for equity funds used during construction	501	(226)
Other income less miscellaneous deductions	624	(2,298)
Income tax	4,121	816

TOTAL OTHER INCOME (DEDUCTIONS)	5,520	(158)

INCOME BEFORE INTEREST CHARGES	472,288	434,283
Interest on long-term debt	178,494	157,898
Other interest	14,979	22,762
Allowance for borrowed funds used during construction	(2,695)	(2,585)

NET INTEREST CHARGES	190,778	178,075

NET INCOME	281,510	256,208
PREFERRED STOCK DIVIDEND REQUIREMENTS	6,796	6,796

NET INCOME FOR COMMON STOCK	$274,714	$249,412

CON EDISON OF NEW YORK SALES
Electric (thousands of kilowatthours)
Con Edison of New York customers	15,067,166	15,018,669
Delivery service for Retail Choice	4,840,653	4,375,829
Delivery service to NYPA and others	4,990,103	4,811,793

Total sales in service territory	24,897,922	24,206,291
Gas (dekatherms)
Firm sales and transportation	65,439,756	60,647,576
Off-peak firm/interruptible	8,629,977	8,355,644

Total sales to Con Edison of New York customers	74,069,733	69,003,220
Transportation of customer-owned gas
NYPA	1,576,173	8,981,343
Other	25,476,770	45,133,010

Total sales and transportation	101,122,676	123,117,573
Steam (thousands of pounds)	15,189,852	14,892,054

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

CONSOLIDATED STATEMENT OF RETAINED EARNINGS

	As At
As At June 30, 2001 and December 31, 2000	June 30, 2001	December 31, 2000
(Unaudited)	(Thousands of Dollars)
BALANCE, JANUARY 1	$3,995,825	$3,887,993
Net income for the period	281,510	583,715

TOTAL	4,277,335	4,471,708

DIVIDENDS DECLARED ON CAPITAL STOCK
Cumulative Preferred, at required annual rates	6,796	13,593
Common	233,271	462,290

TOTAL DIVIDENDS DECLARED	240,067	475,883

ENDING BALANCE	$4,037,268	$3,995,825

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

For the Six Months Ended June 30, 2001 and 2000 (Unaudited)	2001	2000
	(Thousands of Dollars)
NET INCOME	$274,714	$249,412
OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAXES
Minimum pension liability adjustments, net of $1,593 taxes	(2,118)	-
Unrealized gains (losses) on derivatives qualified as hedges, net of $1,757 taxes	(2,509)	-
Less: Reclassification adjustment for losses included in net income, net of $288 taxes	(412)	-

TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES	(4,215)	-

COMPREHENSIVE INCOME	$270,499	$249,412

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Six Months Ended June 30, 2001 and 2000 (Unaudited)	2001	2000
	(Thousands of Dollars)
OPERATING ACTIVITIES
Net income	$281,510	$256,208
PRINCIPAL NON-CASH CHARGES (CREDITS) TO INCOME
Depreciation and amortization	241,414	264,498
Income tax deferred (excluding taxes resulting from divestiture of plant)	(71,248)	21,235
Common equity component of allowance for funds used during construction	(501)	226
Prepayments - accrued pension credits	(161,285)	(102,025)
Other non-cash charges	24,423	4,976
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable - customer, less allowance for uncollectibles	131,339	7,547
Materials and supplies, including fuel and gas in storage	4,348	(1,729)
Prepayments (other than pensions), other receivables and other current assets	80,674	(6,076)
Deferred recoverable energy costs	81,742	(166,479)
Cost of removal less salvage	(43,894)	(44,575)
Accounts payable	(200,316)	209,151
Other - net	(16,904)	69,731

NET CASH FLOWS FROM OPERATING ACTIVITIES	351,302	512,688

INVESTING ACTIVITIES INCLUDING CONSTRUCTION
Construction expenditures	(425,613)	(370,878)
Nuclear fuel expenditures	(6,229)	(24,114)
Contributions to nuclear decommissioning trust	(10,650)	(10,650)
Divestiture of utility plant (net of federal income tax)	99,951	-
Common equity component of allowance for funds used during construction	501	(226)

NET CASH FLOWS USED IN INVESTING ACTIVITIES INCLUDING CONSTRUCTION	(342,040)	(405,868)

FINANCING ACTIVITIES INCLUDING DIVIDENDS
Repurchase of common stock	-	(29,454)
Net proceeds from short-term debt	(36,772)	(385,441)
Additions to long-term debt	624,600	325,000
Retirement of long-term debt	(150,000)	(125,000)
Issuance and refunding costs	(14,846)	(1,768)
Funds held for refunding of NYSERDA Notes	(224,600)	-
Common stock dividends	(233,271)	(231,230)
Preferred stock dividends	(6,796)	(6,796)

NET CASH FLOWS USED IN FINANCING ACTIVITIES INCLUDING DIVIDENDS	(41,685)	(454,689)

NET DECREASE IN CASH AND TEMPORARY CASH INVESTMENTS	(32,423)	(347,869)
CASH AND TEMPORARY CASH INVESTMENTS AT JANUARY 1	70,273	349,033

CASH AND TEMPORARY CASH INVESTMENTS AT JUNE 30	$37,850	$1,164

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$171,414	$151,794
Income taxes	222,531	67,515

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS - CON EDISON OF NEW YORK

Note A - General

These footnotes accompany and form an integral part of the interim consolidated financial statements of Consolidated Edison Company of New York, Inc. (Con Edison of New York) and its subsidiaries. Consolidated Edison, Inc. (Con Edison) owns all of the outstanding common stock of Con Edison of New York. These financial statements are unaudited but, in the opinion of Con Edison of New York's management, reflect all adjustments (which include only normally recurring adjustments) necessary for a fair statement of the results for the interim periods presented. These financial statements should be read together with the audited Con Edison of New York financial statements (including the notes thereto) included in the combined Con Edison, Con Edison of New York and Orange and Rockland Utilities, Inc. Annual Reports on Form 10-K for the year ended December 31, 2000 (the Form 10-K).

Note B - Environmental Matters

Hazardous substances, such as asbestos, polychlorinated biphenyls (PCBs) and coal tar, have been used or generated in the course of operations of Con Edison of New York and may be present in its facilities and equipment.

The Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (Superfund) and similar state statutes impose joint and several strict liability, regardless of fault, upon generators of hazardous substances for resulting removal and remedial costs and environmental damages. Liabilities under these laws can be material and in some instances may be imposed without regard to fault, or may be imposed for past acts, even though such past acts may have been lawful at the time they occurred.

At June 30, 2001, Con Edison of New York had accrued $93.3 million as its best estimate of its liability for sites as to which it has received process or notice alleging that hazardous substances generated by the company (and, in most instances, other potentially responsible parties) were deposited. There will be additional liability at these sites and other sites, the amount of which is not presently determinable but may be material to the company's financial position, results of operations or liquidity.

Under Con Edison of New York's current electric, gas and steam rate agreements, site investigation and remediation costs in excess of $5 million annually incurred with respect to hazardous waste for which it is responsible are to be deferred and subsequently reflected in rates. At June 30, 2001, $20.5 million of such costs had been deferred as regulatory assets.

Suits have been brought in New York State and federal courts against Con Edison of New York and many other defendants, wherein a large number of plaintiffs sought large amounts of compensatory and punitive damages for deaths and injuries allegedly caused by exposure to asbestos at various premises of the company. Many of these suits have been disposed of without any payment by the company, or for immaterial amounts. The amounts specified in all the remaining suits total billions of dollars but the company believes that these amounts are greatly exaggerated, as were the claims already disposed of. Based on the information and relevant circumstances known to the company at this time, it does not believe that these suits will have a material adverse effect on its financial position, results of operations or liquidity.

Note C - Nuclear Generation

The Indian Point 2 nuclear generating unit, which Con Edison of New York owns and has agreed to sell, was out of service from February 2000 to January 2001. The New York State Public Service Commission (PSC) is investigating the Indian Point 2 outage and its causes and the prudence of the company's actions regarding the operation and maintenance of Indian Point 2. An appeal is pending in the United States Court of Appeals for the Second Circuit of the October 2000 decision by the United States District Court for the Northern District of New York, in an action entitled Consolidated Edison Company of New York, Inc. v. Pataki, et al., in which the court determined that the law that directed the PSC to prohibit the company from recovering Indian Point 2 replacement power costs from customers was unconstitutional and granted the company's motion for a permanent injunction to prevent its implementation. The staff of the Nuclear Regulatory Commission is monitoring Indian Point 2 with heightened oversight. The company is unable to predict whether or not any Indian Point 2-related proceedings, lawsuits, legislation or other actions will have a material adverse effect on its financial position, results of operations or liquidity. For additional information about Indian Point 2, its pending sale and the outage, see Note G to Con Edison of New York's financial statements included in Item 8 of the Form 10-K.

Note D - Derivative Instruments and Hedging Activities

As of January 2001, Con Edison of New York adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Deferral of the Effective Date of FASB Statement No. 133," and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities—an amendment of FASB Statement No. 133" (SFAS No. 133).

Con Edison of New York uses derivative financial instruments to hedge market price fluctuations in related underlying transactions for the physical purchase or sale of electricity and gas (Hedges).

Pursuant to Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS No. 71), the company defers recognition in income of gains and losses on a Hedge until the underlying transaction is completed. Pursuant to rate provisions that permit the recovery of the cost of purchased power and gas, the company credits or charges to its customers gains or losses on Hedges and related transaction costs. See "Recoverable Energy Costs" in Note A to the company's financial statements included in Item 8 of the Form 10-K. To the extent SFAS No. 71 does not allow deferred recognition in income, the company has elected special hedge accounting pursuant to SFAS No. 133 to defer recognition of unrealized gains and losses on Hedges in other comprehensive income. Upon adoption of SFAS No. 133, the company had no transition adjustments to recognize in other comprehensive income. In the quarter and six month period ended June 30, 2001, the company realized pre-tax losses on Hedges of $7.6 million, of which $6.8 million has been billed to customers. At June 30, 2001, the company had $36.4 million of mark-to-market unrealized pre-tax net losses on Hedges deferred as regulatory assets and $2.1 million of mark-to-market unrealized after-tax net losses on Hedges included in other comprehensive income. As of June 30, 2001, Hedges for which special hedge accounting was used were for a term of less than 12 months and $2.1 million of losses relating to such Hedges were expected to be reclassified from accumulated other comprehensive income to income within the next 12 months.

Note E - Financial Information by Business Segment

Consolidated Edison Company of New York, Inc.

SEGMENT FINANCIAL INFORMATION

$000's

For the three months ended June 30, 2001 and 2000 (Unaudited)	Regulated Electric		Regulated Gas
	2001	2000	2001	2000
Operating revenues	$1,396,411	$1,429,502	$269,327	$217,380
Intersegment revenues	3,195	2,142	872	734
Depreciation and amortization	101,150	113,396	15,945	14,945
Operating income	173,358	140,036	31,212	29,981
	Regulated Steam		Total
	2001	2000	2001	2000
Operating revenues	$89,666	$74,600	$1,755,404	$1,721,482
Intersegment revenues	485	517	4,552	3,393
Depreciation and amortization	4,431	4,618	121,526	132,959
Operating income	(5,422)	(4,061)	199,148	165,956

Consolidated Edison Company of New York, Inc.

SEGMENT FINANCIAL INFORMATION

$000's

For the six months ended June 30, 2001 and 2000 (Unaudited)	Regulated Electric		Regulated Gas
	2001	2000	2001	2000
Operating revenues	$2,979,610	$2,852,663	$866,768	$611,022
Intersegment revenues	5,858	5,327	1,591	1,437
Depreciation and amortization	201,065	225,612	31,626	29,676
Operating income	313,606	286,760	118,710	121,306
	Regulated Steam		Total
	2001	2000	2001	2000
Operating revenues	$347,918	$244,858	$4,194,296	$3,708,543
Intersegment revenues	951	934	8,400	7,698
Depreciation and amortization	8,836	9,210	241,527	264,498
Operating income	34,452	26,375	466,768	434,441

Orange and Rockland Utilities, Inc.

CONSOLIDATED BALANCE SHEET

(Unaudited)

	As At
	June 30, 2001	December 31, 2000
	(Thousands of Dollars)
ASSETS
UTILITY PLANT, AT ORIGINAL COST
Electric	$677,588	$672,338
Gas	284,366	279,661
Common	107,529	106,348

TOTAL	1,069,483	1,058,347
Less: accumulated depreciation	377,324	366,432

NET	692,159	691,915
Construction work in progress	33,496	28,091

NET UTILITY PLANT	725,655	720,006

NON-UTILITY PLANT
Non-utility property, less accumulated depreciation of $211 and $239	3,017	3,249

NET PLANT	728,672	723,255

CURRENT ASSETS
Cash and cash equivalents	2,613	8,483
Customer accounts receivable, less allowance for uncollectible accounts of $3,625 and $3,845	85,578	82,183
Other accounts receivable, less allowance for uncollectible accounts of $915 and $818	8,813	7,551
Accrued utility revenue	25,616	29,025
Gas in storage, at average cost	15,886	16,567
Materials and supplies, at average cost	5,437	4,815
Prepayments	34,072	23,854
Other current assets	17,655	20,735

TOTAL CURRENT ASSETS	195,670	193,213

INVESTMENTS
Other	6	6

TOTAL INVESTMENTS	6	6

DEFERRED CHARGES, REGULATORY ASSETS AND NONCURRENT ASSETS
Regulatory assets
Deferred pension and other postretirement benefits	40,917	41,890
Recoverable fuel costs	62,901	66,207
Deferred environmental remediation costs	34,203	34,056
Future federal income tax	33,442	33,659
Other regulatory assets	27,477	26,761
Hedges on energy trading	21,601	-
Deferred revenue taxes	7,404	7,337

TOTAL REGULATORY ASSETS	227,945	209,910
Other deferred charges and noncurrent assets	11,675	12,273

TOTAL DEFERRED CHARGES REGULATORY ASSETS AND NONCURRENT ASSETS	239,620	222,183

TOTAL	$1,163,968	$1,138,657

The accompanying notes are an integral part of these financial statements.

Orange and Rockland Utilities, Inc.

CONSOLIDATED BALANCE SHEET

(Unaudited)

	As At
	June 30, 2001	December 31, 2000
	(Thousands of Dollars)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION
Common stock	$5	$5
Additional paid In capital	194,499	194,498
Retained earnings	142,537	139,610
Accumulated comprehensive Income	(9,184)	(1,473)

TOTAL COMMON SHAREHOLDERS' EQUITY	327,857	332,640
Long term debt	335,714	335,656

TOTAL CAPITALIZATION	663,571	668,296

NON-CURRENT LIABILITIES
Pension and Benefit Reserve	84,423	76,222
Other noncurrent liabilities	16,224	16,636

TOTAL NON-CURRENT LIABILITIES	100,647	92,858

CURRENT LIABILITIES
Long-term debt due within one year	-	-
Notes payable	36,250	40,820
Accounts payable	61,150	58,664
Accounts payable to affiliated companies	28,412	9,169
Accrued federal income and other taxes	7,930	4,863
Customer deposits	6,919	7,126
Accrued interest	8,700	7,087
Accrued environmental costs	32,944	32,852
Other current liabilities	29,228	27,756

TOTAL CURRENT LIABILITIES	211,533	188,337

DEFERRED CREDITS AND REGULATORY LIABILITIES
Accumulated deferred federal income tax	113,625	120,497
Deferred investment tax credits	6,654	6,897
Regulatory liabilities
Pension and other benefits	10,210	15,587
Gas recoveries and pipeline refunds	13,008	15,076
Industry restructuring collections	15,267	14,198
Gain on divestiture	8,481	10,338
Other regulatory liabilities	7,869	6,358

TOTAL REGULATORY LIABILITIES	54,835	61,557
Deferred credits
Termination cost of long-term debt	12,964	-
Other deferred credits	138	215

TOTAL DEFERRED CREDITS	13,102	215

TOTAL DEFERRED CREDITS AND REGULATORY LIABILITIES	188,216	189,166

TOTAL	$1,163,968	$1,138,657

The accompanying notes are an integral part of these financial statements.

Orange and Rockland Utilities, Inc.

CONSOLIDATED INCOME STATEMENT

For the Three Months Ended June 30, 2001 and 2000 (Unaudited)	2001	2000
	(Thousands of Dollars)
OPERATING REVENUES
Electric	$135,549	$112,609
Gas	36,067	31,009
Non-utility	-	21

TOTAL OPERATING REVENUES	171,616	143,639

OPERATING EXPENSES
Purchased power	70,965	54,390
Gas purchased for resale	27,793	18,824
Other operations	30,439	28,829
Maintenance	6,380	6,584
Depreciation and amortization	7,995	7,460
Taxes, other than federal income tax	13,342	14,341
State Income Taxes	1,411	189
Federal income tax	3,868	2,935

TOTAL OPERATING EXPENSES	162,193	133,552

OPERATING INCOME	9,423	10,087
OTHER INCOME (DEDUCTIONS)
Investment income	275	1,280
Allowance for equity funds used during construction	-	85
Other income and deductions	(18)	105
Federal income tax	43	(495)

TOTAL OTHER INCOME	300	975

INCOME BEFORE INTEREST CHARGES	9,723	11,062
INTEREST CHARGES
Interest on long-term debt	5,527	5,107
Other interest	740	749
Allowance for borrowed funds used during construction	(296)	(128)

TOTAL INTEREST CHARGES	5,971	5,728

NET INCOME	3,752	5,334
PREFERRED AND PREFERENCE STOCK REQUIREMENTS	-	-

NET INCOME FOR COMMON STOCK	$3,752	$5,334

ORANGE AND ROCKLAND SALES & DELIVERIES
Electric – (thousands of killowatthours)
Orange And Rockland customers	1,101,506	1,029,221
Delivery service for Retail Choice	184,196	180,739

Total sales in service territory	1,285,702	1,209,960
Gas – (dekatherms)
Firm sales and transportation	2,797,582	2,633,921
Off-peak firm/interruptible	1,853,448	2,282,471

Total sales to Orange And Rockland customers	4,651,030	4,916,392
Transportation of customer-owned gas	2,479,767	4,614,357

Total sales and transportation	7,130,797	9,530,749

The accompanying notes are an integral part of these financial statements.

Orange and Rockland Utilities, Inc.

CONSOLIDATED INCOME STATEMENT

For the Six Months Ended June 30, 2001 and 2000 (Unaudited)	2001	2000
	(Thousands of Dollars)
OPERATING REVENUES
Electric	$260,585	$217,252
Gas	140,445	108,467
Non-utility	33	116

TOTAL OPERATING REVENUES	401,063	325,835

OPERATING EXPENSES
Purchased power	140,626	108,946
Fuel	-	39
Gas purchased for resale	101,411	67,151
Other operations	58,242	57,741
Maintenance	13,613	12,732
Depreciation and amortization	16,160	14,577
Taxes, other than federal income tax	28,266	30,457
State Income Taxes	2,948	534
Federal income tax	11,219	7,800

TOTAL OPERATING EXPENSES	372,485	299,977

OPERATING INCOME	28,578	25,858
OTHER INCOME (DEDUCTIONS)
Investment income	1,209	4,385
Allowance for equity funds used during construction	-	135
Other income and deductions	(340)	(243)
Federal income tax	(133)	(1,370)

TOTAL OTHER INCOME	736	2,907

INCOME BEFORE INTEREST CHARGES	29,314	28,765
INTEREST CHARGES
Interest on long-term debt	11,020	11,670
Other interest	1,895	1,253
Allowance for borrowed funds used during construction	(528)	(202)

TOTAL INTEREST CHARGES	12,387	12,721

NET INCOME	16,927	16,044
PREFERRED AND PREFERENCE STOCK REQUIREMENTS	-	-

NET INCOME FOR COMMON STOCK	16,927	16,044

ORANGE AND ROCKLAND SALES & DELIVERIES
Electric - (thousands of killowatthours)
Orange And Rockland customers	2,194,560	2,051,345
Delivery service for Retail Choice	320,744	352,656

Total sales in service territory	2,515,304	2,404,001
Gas - (dekatherms)
Firm sales and transportation	12,653,298	12,761,293
Off-peak firm/interruptible	4,067,118	4,469,072

Total sales to Orange And Rockland customers	16,720,416	17,230,365
Transportation of Customer-Owned Gas	3,490,320	7,399,712

Total sales and transportation	20,210,736	24,630,077

The accompanying notes are an integral part of these financial statements.

Orange and Rockland Utilities, Inc.

CONSOLIDATED STATEMENT OF RETAINED EARNINGS

	As at
As at June 30, 2001 and December 31, 2000 (Unaudited)	June 30, 2001	December 31, 2000
	(Thousands of Dollars)
BALANCE, JANUARY 1	$139,610	$137,536
Net income for the period	16,927	16,044

TOTAL	156,537	153,580
Dividends declared on Capital Stock	(14,000)	(18,500)

ENDING BALANCE	$142,537	$135,080

The accompanying notes are an integral part of these financial statements.

Orange and Rockland Utilities, Inc.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

For the Six Months Ended June 30, 2001 and 2000 (Unaudited)	2001	2000
	(Thousands of Dollars)
NET INCOME	$16,927	$16,044
OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAXES
Investment in marketable securities, net of $279 taxes	(189)	-
Minimum pension liability adjustments, net of $63 taxes	63	-
Unrealized (losses) gains on derivatives qualified as hedges due to cumulative effect of a change in accounting principle, net of $5,751 taxes	(8,107)	-
Unrealized gains (losses) on derivatives qualified as hedges during 2001, net of ($15) taxes	21	-
Less: Reclassification adjustment for losses included in net income during 2001, net of $356 taxes	(502)	-

TOTAL OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAXES	(7,710)	-

COMPREHENSIVE INCOME	$9,217	$16,044

The accompanying notes are an integral part of these financial statements.

Orange And Rockland Utilities, Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Six Months Ended June 30, 2001 and 2000 (Unaudited)	2001	2000
	(Thousands of Dollars)
OPERATING ACTIVITIES
Net income	$16,927	$16,044
PRINCIPAL NON-CASH CHARGES (CREDITS) TO INCOME
Depreciation and amortization	16,160	14,577
Amortization of investment tax credit	(243)	(227)
Federal and state income tax deferred	(6,655)	(4,361)
Common equity component of allowance for funds used during construction	-	(135)
Other non-cash changes (debits)	879	1,351
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable - net, and accrued utility revenue	14	(3,503)
Materials and supplies, including fuel and gas in storage	59	6,138
Prepayments, other receivables and other current assets	(8,398)	(12,317)
Deferred recoverable fuel costs	6,236	2,697
Accounts payable	21,730	1,451
Refunds to customers	(2,332)	800
Other - net	(8,397)	(5,544)

NET CASH FLOWS FROM OPERATING ACTIVITIES	35,980	16,971

INVESTING ACTIVITIES INCLUDING CONSTRUCTION
Construction expenditures	(23,398)	(20,312)
Proceeds from disposition of property	118	-
Common equity component of allowance for funds used during construction	-	135

NET CASH FLOWS USED IN INVESTING ACTIVITIES INCLUDING CONSTRUCTION	(23,280)	(20,177)

FINANCING ACTIVITIES
Issuance of long-term debt	-	55,000
Retirement of long-term debt	-	(100,026)
Short-term debt arrangements	(4,570)	19,650
Dividend to parent	(14,000)	(18,500)

NET CASH FLOWS FROM FINANCING ACTIVITIES INCLUDING DIVIDENDS	(18,570)	(43,876)

NET DECREASE IN CASH AND TEMPORARY CASH INVESTMENTS	(5,870)	(47,082)
CASH AND TEMPORARY CASH INVESTMENTS AT JANUARY 1	8,483	78,927

CASH AND TEMPORARY CASH INVESTMENTS AT JUNE 30	$2,613	$31,845

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$11,336	$14,811
Income Taxes	$14,503	$27,819

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS - O&R

Note A - General

These footnotes accompany and form an integral part of the interim consolidated financial statements of Orange and Rockland Utilities, Inc. (O&R), a wholly-owned subsidiary of Consolidated Edison, Inc. (Con Edison). These financial statements are unaudited but, in the opinion of O&R's management, reflect all adjustments (which include only normally recurring adjustments) necessary for a fair statement of the results for the interim periods presented. These financial statements should be read together with the audited O&R financial statements (including the notes thereto) included in the combined Con Edison, Consolidated Edison Company of New York, Inc. (Con Edison of New York) and O&R Annual Reports on Form 10-K for the year ended December 31, 2000.

Note B - Environmental Matters

Hazardous substances, such as asbestos, polychlorinated biphenyls (PCBs) and coal tar, have been used or generated in the course of operations of O&R and may be present in its facilities and equipment. The Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (Superfund) and similar state statutes impose joint and several strict liability, regardless of fault, upon generators of hazardous substances for resulting removal and remedial costs and environmental damages. Liabilities under these laws can be material and in some instances may be imposed without regard to fault, or may be imposed for past acts, even though such past acts may have been lawful at the time they occurred.

At June 30, 2001, O&R had accrued $32.9 million as its best estimate of its liability for sites as to which it has received process or notice alleging that hazardous substances generated by the company (and, in most instances, other potentially responsible parties) were deposited. There will be additional liability at these sites and other sites, including the costs of investigating and remediating sites where the company or its predecessors manufactured gas. The total amount of liability is not presently determinable but may be material to the company's financial position, results of operations or liquidity.

Under O&R's current gas rate agreement, O&R may defer for subsequent recovery through rates the cost of investigating and remediating manufactured gas sites. At June 30, 2001, $35.3 million of such costs had been deferred as a regulatory asset.

Suits have been brought in New York State and federal courts against O&R and many other defendants, wherein a large number of plaintiffs sought large amounts of compensatory and punitive damages for deaths and injuries allegedly caused by exposure to asbestos at various premises of the company. Many of these suits have been disposed of without any payment by O&R, or for immaterial amounts. The amounts specified in all the remaining suits total billions of dollars but the company believes that these amounts are greatly exaggerated, as were the claims already disposed of. Based on the information and relevant circumstances known to the company at this time, it does not believe that these suits will have a material adverse effect on its financial position, results of operations or liquidity.

In May 2000, the New York State Department of Environmental Conservation (DEC) issued notices of violation to O&R and four other companies that have operated coal -fired electric generating facilities in New York State. The notices allege violations of the federal Clean Air Act and the New York State

Environmental Conservation law resulting from the alleged failure of the companies to obtain DEC permits for physical modifications to their generating facilities and to install pollution control equipment that would have reduced harmful emissions. The notice of violation received by O&R relates to the Lovett Generating Station that it sold in June 1999. O&R is unable to predict whether or not the alleged violations will have a material adverse effect on its financial position, results of operations or liquidity.

Note C - Related Party Transactions

O&R is invoiced monthly by Con Edison and its affiliates for the cost of any services they render to the company. These services, provided primarily by Con Edison of New York, include substantially all administrative support operations such as corporate directorship and associated ministerial duties, accounting, treasury, investor relations, information resources, legal, human resources, fuel supply and energy management services. The cost of these services totaled $7.7 million during the first six months of 2001. In addition, O&R purchased $97.6 million of gas from Con Edison of New York during this period. See Note D for information about energy price hedging which Con Edison of New York entered into on behalf of O&R.

O&R provides certain recurring services to Con Edison of New York on a monthly basis, including cash receipts processing and certain other services. The cost of these services totaled $5.7 million during the first six months of 2001.

Note D - Derivative Instruments and Hedging Activities

As of January 2001, O&R adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Deferral of the Effective Date of FASB Statement No. 133," and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities—an amendment of FASB Statement No. 133" (SFAS No. 133).

Energy Price Hedging

O&R uses derivative financial instruments to hedge market price fluctuations in related underlying transactions for the physical purchase or sale of electricity (Hedges).

Pursuant to Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS No. 71), the company defers recognition in income of gains and losses on a Hedge until the underlying transaction is completed. Pursuant to rate provisions that permit the recovery of the cost of purchased power, the company credits or charges to its customers gains or losses on Hedges and related transaction costs. See "Energy Costs" in Note A to the company's financial statements included in Item 8 of the Form 10-K. Upon adoption of SFAS No. 133, the company had no transition adjustments relating to Hedges to recognize in other comprehensive income. In the quarter and six month period ended June 30, 2001, the company realized pre-tax losses on Hedges of $4.1 million, which has been billed to customers. At June 30, 2001, the company had $21.6 million of mark-to-market unrealized pre-tax net losses on Hedges deferred as regulatory assets.

Interest Rate Hedging

In connection with its $55 million promissory note issued to the New York State Energy Research and Development Authority for the net proceeds of the Authority's variable rate Pollution Control

Refunding Revenue Bonds (O&R Projects), 1994 Series A (the 1994 Bonds), O&R has a swap agreement pursuant to which it pays interest at a fixed rate of 6.09 percent and is paid interest at the same variable rate as is paid on the 1994 Bonds. Upon adoption of SFAS No. 133, O&R recognized after-tax transition adjustment losses of $8.1 million in other comprehensive income. In the quarter ended June 30, 2001, the company reclassified $0.9 million of losses from accumulated other comprehensive income to income. As of June 30, 2001, $1.2 million of losses relating to the swap agreement were expected to be reclassified from accumulated other comprehensive income to income within the next 12 months. If the swap agreement had been terminated on June 30, 2001, O&R would have been required to pay approximately $13.0 million. Pursuant to SFAS No. 133, the swap agreement is accounted for as a cash flow hedge and changes in its fair value are recorded in other comprehensive income. The fair value of the swap agreement is calculated based upon current market conditions.

Note E - Financial Information by Business Segment

Orange And Rockland Utilities, Inc.
SEGMENT FINANCIAL INFORMATION
$000's

For the three months ended June 30, 2001 and 2000 (Unaudited)	Regulated Electric		Regulated Gas
	2001	2000	2001	2000
Sales revenues	$135,542	$112,607	$36,067	$31,009
Intersegment revenues	7	2	-	-
Depreciation and amortization	6,003	5,145	2,071	2,314
Operating income	10,628	11,151	(972)	(914)
	Unregulated Affiliates & Other		Consolidated
	2001	2000	2001	2000
Sales revenues	$-	$21	$171,609	$143,637
Intersegment revenues	-	-	7	2
Depreciation and amortization	-	1	8,074	7,460
Operating income	(233)	(166)	9,423	10,071
For the six months ended June 30, 2001 and 2000 (Unaudited)	Regulated Electric		Regulated Gas
	2001	2000	2001	2000
Sales revenues	$260,573	$217,246	$140,445	$108,467
Intersegment revenues	12	6	-	-
Depreciation and amortization	12,187	10,108	4,131	4,467
Operating income	19,511	17,869	9,460	8,379
	Unregulated Affiliates & Other		Consolidated
	2001	2000	2001	2000
Sales revenues	$34	$116	$401,051	$325,829
Intersegment revenues	-	-	12	6
Depreciation and amortization	1	2	16,318	14,577
Operating income	(393)	(390)	28,578	25,858

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CON EDISON

Consolidated Edison, Inc. (Con Edison) is a holding company that operates only through its subsidiaries and has no material assets other than the stock of its subsidiaries. Con Edison's principal subsidiaries are regulated utilities: Consolidated Edison Company of New York, Inc. (Con Edison of New York) and Orange and Rockland Utilities, Inc. (O&R). Con Edison also has several unregulated subsidiaries.

The following discussion and analysis, which relates to the interim consolidated financial statements of Con Edison and its subsidiaries (including Con Edison of New York and O&R) included in Part I, Item 1 of this report, should be read in conjunction with Con Edison's Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of the combined Con Edison, Con Edison of New York and O&R Annual Reports on Form 10-K for the year ended December 31, 2000 (File Nos. 1-14514, 1-1217 and 1-4315, the Form 10-K) and Con Edison's Management's Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 2 of the combined Con Edison, Con Edison of New York and O&R Quarterly Reports on Form 10-Q for the quarterly period ended March 31, 2001. Reference is also made to the notes to the Con Edison financial statements in Part I, Item 1 of this report, which notes are incorporated herein by reference.

Liquidity and Capital Resources

Cash and temporary cash investments and outstanding notes payable (principally commercial paper) at June 30, 2001 and December 31, 2000 were (amounts shown in millions):

	June 30, 2001	December 31, 2000
Cash and temporary cash investments	$41.6	$94.8
Notes payable	$222.3	$255.0

The decrease in cash and temporary cash investments at June 30, 2001 compared with December 31, 2000 reflects net cash flows from operating activities and net cash flows used in investing and financing activities.

Cash Flows from Operating Activities

Net cash flows from operating activities during the first six months of 2001 decreased $100.1 million compared with the first six months of 2000, reflecting principally decreased accounts payable and increased other regulatory assets and accrued pension credits, offset in part by decreased accounts receivable and recoverable energy costs.

Customer accounts receivable, less allowance for uncollectible accounts, was $160.8 million lower at June 30, 2001 than at year-end 2000, due primarily to lower customer billings by Con Edison's utility subsidiaries, reflecting reduced energy sales volume in June 2001 as compared to December 2000 and lower energy costs, offset in part by the timing of customer payments. Con Edison of New York's equivalent number of days of revenue outstanding (ENDRO) of customer accounts receivable was 30.6 days at June 30, 2001 compared with 29.7 days at December 31, 2000. For O&R, the ENDRO was 46.1 days at June 30, 2001 and 35.4 days at December 31, 2000. The changes in ENDRO reflect increased use by customers of level billing and alternative payment arrangements and the timing of customer payments.

Prepayments include cumulative credits to pension expense for Con Edison of New York amounting to $528.0 million at June 30, 2001 compared with $366.7 million at December 31, 2000. Pension credits, which result primarily from favorable performance by the company's pension fund in past years, increase net income but do not provide cash for the company's operations. See Note D to the Con Edison financial statements included in Item 8 of the Form 10-K.

Deferred recoverable energy costs decreased $85.0 million at June 30, 2001 compared with December 31, 2000, due primarily to the ongoing recovery of previously deferred amounts, offset in part by the deferral for future recovery of additional purchased power and gas costs. See "Recoverable Energy Costs" in Note A to the Con Edison financial statements included in Item 8 of the Form 10-K.

Other regulatory assets increased $86.5 million at June 30, 2001 compared with year-end 2000, in part reflecting unrealized mark-to-market losses on transactions entered into to hedge purchases of electricity and gas against adverse market price fluctuations. Con Edison of New York and O&R refund to or collect from customers their hedging gains or losses, as the case may be, pursuant to rate provisions that permit recovery of the cost of purchased power and gas. See "Recoverable Energy Costs" in Note A to the Con Edison financial statements included in Item 8 of the Form 10-K and "Energy Price Hedging" in Note E to the Con Edison financial statements included in Part I, Item 1 of this report.

Unfunded pension and other post-employment benefit (OPEB) obligations (shown as pension and benefit reserve on the balance sheet) increased $28.5 million at June 30, 2001 compared with year-end 2000. Con Edison of New York's policy is to fund its pension and OPEB costs to the extent deductible under current tax regulations. O&R's policy is to fund the amounts recovered in rates for its pension and OPEB costs to the extent those contributions are tax deductible. The reserve also includes a minimum liability for supplemental executive retirement programs, a portion of which liability has been included in other comprehensive income. See Note E to the Con Edison financial statements included in Item 8 of the Form 10-K.

The accumulated provision for injuries and damages increased $8.0 million at June 30, 2001 compared with year-end 2000, due primarily to increased workers' compensation claims.

Accounts payable decreased $207.7 million at June 30, 2001 compared with year-end 2000, due primarily to lower energy purchases in June 2001 as compared to December 2000, offset in part by the accrual of liabilities for unrealized losses on energy price hedging transactions for which, as discussed above, other regulatory assets were established by Con Edison of New York and O&R.

Accrued taxes decreased $32.3 million at June 30, 2001 compared with year-end 2000, due principally to timing differences.

Other regulatory liabilities increased $40.7 million at June 30, 2001 compared with year-end 2000, reflecting the deferral pending future disposition by the New York State Public Service Commission (PSC) of a $27.9 million refund from the New York Independent System Operator to Con Edison of New York resulting from a reconciliation of prior period payments for purchased power, and $10.0 million of Con Edison of New York gas earnings to be shared with customers pursuant to the company's current gas rate agreement. See "Rate and Restructuring Agreements" in Note A to the Con Edison financial statements in Item 8 of the Form 10-K.

Other deferred credits increased $16.3 million at June 30, 2001 compared with year-end 2000, reflecting $16.4 million of interest rate swap agreements related to O&R and Con Edison Development. If the swaps had been terminated on June 30, 2001, O&R and Con Edison Development would have been required to pay approximately $13.0 million and $3.4 million, respectively. See Note E to the Con Edison financial statements included in Part I, Item 1 of this report.

Cash Flows Used in Investing and Financing Activities

Cash flows used in investing activities during the first six months of 2001 decreased $275.0 million compared with the first six months of 2000, reflecting the completion of the sale of Con Edison of New York's 480 MW interest in the Roseton generating station in January 2001 (proceeds of $100.0 million, net of federal income tax), decreased nuclear fuel expenditures ($17.9 million) and decreased investment in non-utility plant ($221.3 million), offset in part by increased utility construction expenditures ($57.0 million). Nuclear fuel expenditures decreased because refueling was conducted in the 2000 period but not in the 2001 period. Construction expenditures increased principally to meet load growth on Con Edison of New York's electric distribution system. Non-utility plant investments decreased due primarily to the purchase of an 80 percent interest in the Lakewood generating unit by Con Edison Development in the 2000 period.

Cash flows used in financing activities during the first six months of 2001 decreased $219.3 million compared with the first six months of 2000, primarily because the company increased short-term debt in December 1999 in anticipation of its January 2000 cash requirements but financed its January 2001 cash requirements in January 2001. In addition, the company issued $474.6 million of long-term debt, net of retirements, in the 2001 period compared with $342.4 million in the 2000 period.

In June 2001 Con Edison of New York issued $400 million of 7.5 percent 40-year debentures. In addition Con Edison of New York issued $224.6 million of variable rate 35-year tax-exempt debt (with an initial weekly rate of 2.25 percent) through the New York State Energy Research and Development Authority (NYSERDA), the proceeds of which (along with other funds of the company) were used in July 2001 to redeem, in advance of maturity, $228.2 million of tax-exempt debt with a weighted average interest rate of 7.2 percent.

Capital Resources

Con Edison's ratio of earnings to fixed charges (for the 12 months ended on the date indicated) and common equity ratio (as of the date indicated) were:

	June 30, 2001	December 31, 2000
Earnings to fixed charges (SEC basis)	3.17	3.10
Common equity ratio*	48.9	49.1
    *
    Common shareholders' equity as a percentage of total capitalization

Con Edison's ratio of earnings to fixed charges increased for the 12-month period ending June 30, 2001 compared to the 12-month period ending December 31, 2000 as a result of increased earnings, offset in part by increased interest expense. Excluding non-recurring charges relating to Con Edison of New

York's Indian Point 2 nuclear plant (see Note C to the Con Edison financial statements included in Part I, Item 1 of this report and Note G to the Con Edison financial statements included in Item 8 of the Form 10-K) and the $33.6 million charge for merger-related expenses (see Note P to the Con Edison financial statements included in Item 8 of the Form 10-K), Con Edison's ratio of earnings to fixed charges would have been 3.46 and 3.47 for the 12-month periods ended June 30, 2001 and December 31, 2000, respectively.

FERC RTO Order

In July 2001, the Federal Energy Regulatory Commission (FERC) concluded that the three independent system operators in the Northeastern United States, including the New York State Independent System Operator (NYISO), should combine to form one regional transmission organization (RTO) and initiated a mediation process with respect to issues associated with its formation. The company is participating in the mediation process. The terms and conditions pursuant to which an RTO for the Northeastern United States would be formed and operate have not been determined. FERC has, however, indicated that an RTO should have certain characteristics, including independence from market participants and operational authority for all transmission assets under its control, and perform certain functions, including tariff administration and design, congestion management, market monitoring, planning and expansion and interregional coordination. Con Edison of New York's transmission facilities, other than those located underground, and O&R's transmission facilities are controlled and operated by the NYISO. For a description of the transmission facilities, see Item 2 of the Form 10-K. The company is unable to predict the effect on its results of operations or financial condition which the formation of an RTO for the Northeastern United States or any related proceedings would have.

Market Risks

Reference is made to "Financial Market Risks" in the Con Edison Management's Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of the Form 10-K and to Note E to the Con Edison financial statements included in Part I, Item 1 of this report. At June 30, 2001 neither the fair value of derivatives outstanding nor potential derivative losses from reasonably possible near-term changes in market prices were material to the financial position, results of operations or liquidity of the company.

Environmental Matters

For information concerning potential liabilities of the company arising from laws and regulations protecting the environment, including the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (Superfund), see the notes to Con Edison's financial statements included in Part I, Item 1 of this report and also see Part II, Item 3 of this report.

Results of Operations

Second Quarter of 2001 Compared with Second Quarter of 2000

Con Edison's net income for common stock for the second quarter of 2001 was $100.7 million or $.48 a share (based upon an average of 212.1 million common shares outstanding) compared with $68.7 million or $.33 a share (based upon an average of 212.0 million common shares outstanding) for the second quarter of 2000. The increase in the company's net income reflects higher sales volumes and increased pension credits, partially offset by electric rate reductions in the 2001 period, as well as non-recurring charges relating to Con Edison of New York's nuclear replacement power costs in the 2000 period (see Note C to the Con Edison financial statements included in Part I, Item 1 of this report and Note G to the Con Edison financial statements included in Item 8 of the Form 10-K).

Earnings for the quarters ended June 30, 2001 and 2000 were as follows:

(Millions of dollars)	2001	2000
Con Edison of New York	$102.9	$71.1
O&R	3.7	5.3
Unregulated subsidiaries	(2.1)	(4.0)
Other*	(3.8)	(3.7)

Con Edison	$100.7	$68.7

* Includes parent company expenses, goodwill amortization and inter-company eliminations.

A comparison of the results of operations of Con Edison for the second quarter of 2001 with the results for the second quarter of 2000 follows.

Three Months Ended June 30, 2001 Compared With Three Months Ended June 30, 2000

(Millions of dollars)	Increases (Decreases) Amount	Increases (Decreases) Percent
Operating revenues	$70.3	3.4%
Purchased power - electric and steam	5.3	0.7
Fuel - electric and steam	3.3	7.7
Gas purchased for resale	13.4	8.2
Operating revenues less purchased power, fuel and gas purchased for resale (net revenues)	48.3	4.6
Other operations and maintenance	(22.3)	(5.3)
Depreciation and amortization	(8.8)	(6.0)
Taxes, other than income tax	(18.7)	(6.8)
Income tax	53.6	(A )
Operating income	44.5	26.0
Other income less deductions and related federal income tax	(5.5)	(A )
Net interest charges	7.0	7.1
Net income for common stock	$32.0	46.4%

(A) Amounts in excess of 100 percent

A discussion of Con Edison's operating revenues and operating income by business segment follows. Con Edison's principal business segments are its regulated electric, gas and steam utility businesses. For additional information about the segments, see Note F to the Con Edison financial statements included in Part I, Item 1 of this report.

Electric

Con Edison's electric operating revenues in the second quarter of 2001 increased $0.7 million compared with the second quarter of 2000, reflecting higher sales and regulatory incentive earnings, partially offset by lower recoverable purchased power costs and rate reductions of approximately $85 million in the 2001 period, and the accrual of a $30 million liability relating to nuclear replacement power costs in the 2000 period. See "Recoverable Energy Costs" and "Rate and Restructuring Agreements" in Note A to the Con Edison financial statements included in Item 8 of the Form 10-K.

Electricity sales volumes for Con Edison's utility subsidiaries increased 2.8 percent in the second quarter of 2001 compared with the second quarter of 2000. The increase in sales volumes reflects the continued

strength of the economy in the service territory. Con Edison of New York and O&R electric sales volumes for these periods are shown at the bottom of their consolidated income statements included in Part I, Item 1 of this report. After adjusting for variations, principally weather and billing days, in each period, electricity sales volumes for Con Edison of New York and O&R increased 2.9 percent and 7.7 percent, respectively, in the 2001 period. Weather-adjusted sales represent an estimate of the sales that would have been made if historical average weather conditions had prevailed.

Purchased power costs increased $4.4 million in the second quarter of 2001 compared with the second quarter of 2000, due to an increase in the price of purchased power, offset in part by decreased purchased volumes resulting from the availability of Indian Point 2 in the 2001 period. Fuel costs decreased $10.9 million as a result of a decrease in the unit cost of fuel, offset in part by increased generation. In general, Con Edison's utility subsidiaries recover prudently incurred purchased power costs pursuant to rate provisions approved by the relevant state public utility commission. See "Recoverable Energy Costs" in Note A to the Con Edison financial statements included in Item 8 of the Form 10-K.

Con Edison's electric operating income increased $32.8 million for the second quarter of 2001 compared with the second quarter of 2000. The principal components of this increase were an increase in net revenues (operating revenues less fuel and purchased power costs) of $41.1 million and decreased other operations and maintenance expenses ($20.4 million), offset in part by increased property taxes ($11.0 million) and Federal income tax ($14.7 million). Other operations and maintenance expenses in the 2001 period reflect increased pension credits ($24.1 million) and lower expenses relating to the Indian Point 2 plant ($20.8 million), offset in part by higher injuries and damages expenses ($14.1 million).

Gas

Con Edison's gas operating revenues increased $58.4 million and gas operating income increased $1.1 million in the second quarter of 2001 compared with the second quarter of 2000. The higher revenues reflect an increased cost of purchased gas, offset in part by the accrual of a liability for $10.0 million of Con Edison of New York gas earnings in excess of a stipulated equity return level to be shared with customers pursuant to the company's current gas rate agreement. See "Rate and Restructuring Agreements" and "Recoverable Energy Costs" in Note A to the Con Edison financial statements included in Item 8 of the Form 10-K. The increase in operating income of $1.1 million reflects primarily an increase in net revenues (operating revenues less gas purchased for resale) of $5.3 million, increased pension credits ($4.5 million) and decreased Federal income tax ($4.9 million), offset in part by increased state income tax and gross receipts taxes billed to customers ($13.6 million).

Firm gas sales and transportation volumes for Con Edison's utility subsidiaries increased 3.2 percent in the second quarter of 2001 compared with the second quarter of 2000. Con Edison of New York and O&R gas sales and transportation volumes for these periods are shown at the bottom of their consolidated income statements included in Part I, Item 1 of this report. After adjusting for variations, principally weather and billing days, in each period, firm gas sales and transportation volumes in the 2001 period increased 3.7 percent for Con Edison of New York and decreased 5.6 percent for O&R. Weather-adjusted sales represent an estimate of the sales that would have been made if historical average weather conditions had prevailed.

A weather-normalization provision that applies to the gas business of Con Edison's utility subsidiaries operating in New York moderates, but does not eliminate, the effect of weather-related changes on gas operating income.

Steam

Con Edison of New York's steam operating revenues increased $15.1 million and steam operating income decreased $1.4 million for the second quarter of 2001 compared with the second quarter of 2000. The higher revenues reflect an October 2000 rate increase, increased sales volumes and increased fuel and purchased power costs. See "Rate and Restructuring Agreements" and "Recoverable Energy Costs" in Note A to the company's financial statements included in Item 8 of the Form 10-K. The decrease in operating income of $1.4 million reflects primarily higher operations expenses ($2.9 million), offset in part by increased pension credits ($1.8 million).

Steam sales volume (see bottom of the Con Edison of New York consolidated income statement included in Part I, Item 1 of this report) increased 0.9 percent in the 2001 period compared with the 2000 period. After adjusting for variations, principally weather and billing days, in each period, steam sales volume decreased 3.7 percent.

Other Income

Other income decreased $5.5 million in the 2001 period compared with the 2000 period, due primarily to $8.9 million of unrealized mark-to-market losses in the 2001 period relating to an unregulated subsidiary's commodity hedges entered into in connection with transactions for the sale of electricity and gas. In accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), the company has recognized in income a portion of the unrealized mark-to-market change in the value of these hedging instruments. The company expects that gains or losses on these instruments will be offset, at least in part, by the value of the related sales transactions. See Note E to the Con Edison financial statements included in Part I, Item 1 of this report.

Net Interest Charges

Net interest charges increased $7.0 million in the 2001 period compared with the 2000 period, reflecting $10.7 million of interest on increased long-term debt balances, offset in part by a $1.0 million decrease in interest related to short-term borrowings and a $4.0 million charge in 2000 for interest accrued on a deferred gain on generation divestiture.

Six Months Ended June 30, 2001 Compared with Six Months Ended June 30, 2000

Con Edison's net income for common stock for the six months ended June 30, 2001 was $279.8 million or $1.32 a share (based upon an average of 212.1 million common shares outstanding) compared with $256.9 million or $1.21 a share (based upon an average of 212.4 million common shares outstanding) for the six months ended June 30, 2000. The increase in the company's net income reflects higher sales volumes and increased pension credits, partially offset by electric rate reductions in the 2001 period, as well as non-recurring charges relating to Con Edison of New York's nuclear replacement power costs in the 2000 period (see Note C to the Con Edison financial statements included in Part I, Item 1 of this report and Note G to the Con Edison financial statements included in Item 8 of the Form 10-K).

Earnings for the six months ended June 30, 2001 and 2000 were as follows:

(Millions of dollars)	2001	2000
Con Edison of New York	$274.7	$249.4
O&R	16.9	16.0
Unregulated subsidiaries	(2.4)	(1.7)
Other*	(9.4)	(6.8)

Con Edison	$279.8	$256.9

* Includes parent company expenses, goodwill amortization and inter-company eliminations.

A comparison of the results of operations of Con Edison for the six months ended June 30, 2001 with the results for the six months ended June 30, 2000 follows.

Six Months Ended June 30, 2001 Compared With Six Months Ended June 30, 2000

(Millions of dollars)	Increases (Decreases) Amount	Increases (Decreases) Percent
Operating revenues	$638.0	14.6%
Purchased power - electric and steam	291.0	19.1
Fuel - electric and steam	88.4	69.1
Gas purchased for resale	210.6	48.9
Operating revenues less purchased power, fuel and gas purchased for resale (net revenues)	48.0	2.1
Other operations and maintenance	(51.2)	(6.1)
Depreciation and amortization	(16.5)	(5.7)
Taxes, other than income tax	0.1	—
Income tax	67.3	49.3
Operating income	48.3	10.6
Other income less deductions and related federal income tax	(3.7)	(A )
Net interest charges	21.7	11.2
Net income for common stock	$22.9	8.9%

(A) Amounts in excess of 100 percent

A discussion of Con Edison's operating revenues and operating income by business segment follows. Con Edison's principal business segments are its regulated electric, gas and steam utility businesses. For additional information about the segments, see Note F to the Con Edison financial statements included in Part I, Item 1 of this report.

Electric

Con Edison's electric operating revenues in the six months ended June 30, 2001 increased $195.8 million compared with the six months ended June 30, 2000. The increase reflects increased recoverable purchased power costs and higher sales, partially offset by rate reductions of approximately $131.1 million in 2001, and the accrual of a $30 million liability relating to nuclear replacement power costs in the 2000 period. See "Recoverable Energy Costs" and "Rate and Restructuring Agreements" in Note A to the Con Edison financial statements included in Item 8 of the Form 10-K.

Electricity sales volumes for Con Edison's utility subsidiaries increased 3.0 percent in the six months ended June 30, 2001 compared with the six months ended June 30, 2000. The increase in sales volumes reflects the continued strength of the economy in the service territory. Con Edison of New York and O&R electric sales volumes for these periods are shown at the bottom of their consolidated income statements included in Part I, Item 1 of this report. After adjusting for variations, principally weather and billing days, in each period, electricity sales volumes for Con Edison of New York and O&R increased

2.8 percent and 4.6 percent, respectively, in the 2001 period. Weather-adjusted sales represent an estimate of the sales that would have been made if historical average weather conditions had prevailed.

Purchased power costs increased $270.3 million in the six months ended June 30, 2001 compared with the six months ended June 30, 2000, due to an increase in the price of purchased power, offset in part by decreased purchased volumes resulting from the availability of Indian Point 2 in the 2001 period. Fuel costs increased $29.4 million as a result of increased generation, offset in part by a decrease in the unit cost of fuel. In general, Con Edison's utility subsidiaries recover prudently incurred purchased power costs pursuant to rate provisions approved by the relevant state public utility commission. See "Recoverable Energy Costs" in Note A to the Con Edison financial statements included in Item 8 of the Form 10-K.

Con Edison's electric operating income increased $28.5 million for the six months ended June 30, 2001 compared with the six months ended June 30, 2000. The principal components of this increase were an increase in net revenues (operating revenues less fuel and purchased power costs) of $36.8 million and decreased other operations expenses ($51.9 million), offset in part by increased maintenance expenses ($6.3 million), property tax expense ($24.9 million) and state income tax and gross receipts taxes billed to customers ($14.1 million). Other operations and maintenance expenses in the 2001 period reflect increased pension credits ($48.9 million) and lower expenses relating to Indian Point 2 ($28.5 million), offset in part by increased transmission and distribution expenses resulting from the 2000-2001 winter weather conditions, relocation of company facilities to avoid interference with municipal infrastructure projects and preparations for summer 2001 ($12.0 million).

Gas

Con Edison's gas operating revenues increased $290.7 million and gas operating income decreased $1.5 million in the six months ended June 30, 2001 compared with the six months ended June 30, 2000. The higher revenues reflect an increased cost of purchased gas, offset in part by a reduction in customer bills of $18.3 million, reflecting a refund of previously deferred credits and other provisions of the Con Edison of New York gas rate agreement approved by the PSC in November 2000, and the accrual of a liability for $10.0 million of Con Edison of New York gas earnings in excess of a stipulated equity return level to be shared with customers pursuant to the company's current gas rate agreement. See "Rate and Restructuring Agreements" and "Recoverable Energy Costs" in Note A to the Con Edison financial statements included in Item 8 of the Form 10-K. The decrease in operating income of $1.5 million reflects primarily increased state income tax and gross receipts taxes billed to customers ($21.2 million) and increased transmission and distribution expenses ($0.7 million), offset in part by increased net revenues (operating revenues less gas purchased for resale) of $5.3 million, increased pension credits ($9.1 million) and lower property taxes ($4.5 million).

Firm gas sales and transportation volumes for Con Edison's utility subsidiaries increased 5.5 percent in the six months ended June 30, 2001 compared with the six months ended June 30, 2000. Con Edison of New York and O&R gas sales and transportation volumes for these periods are shown at the bottom of their consolidated income statements included in Part I, Item 1 of this report. After adjusting for variations, principally weather and billing days, in each period, firm gas sales and transportation volumes in the 2001 period increased 3.0 percent for Con Edison of New York and decreased 9.0 percent for

O&R. Weather-adjusted sales represent an estimate of the sales that would have been made if historical average weather conditions had prevailed.

A weather-normalization provision that applies to the gas business of Con Edison's utility subsidiaries operating in New York moderates, but does not eliminate, the effect of weather-related changes on gas operating income.

Steam

Con Edison of New York's steam operating revenues increased $103.1 million and steam operating income increased $8.1 million for the six months ended June 30, 2001 compared with the six months ended June 30, 2000, reflecting an October 2000 rate increase and increased sales volumes. The higher revenues also reflect increased fuel and purchased power costs. See "Rate and Restructuring Agreements" and "Recoverable Energy Costs" in Note A to the company's financial statements included in Item 8 of the Form 10-K.

Steam sales volume (see bottom of the Con Edison of New York consolidated income statement included in Part I, Item 1 of this report) increased 2.0 percent in the 2001 period compared with the 2000 period. After adjusting for variations, principally weather and billing days, in each period, steam sales volume decreased 1.9 percent.

Other Income

Other income decreased $4.7 million in the 2001 period compared with the 2000 period, reflecting the recognition in the 2001 period of approximately $4.0 million of deferred federal income tax credits relating to the Roseton generating plant sale and a $4.1 million decrease in investment income (due primarily to lower short-term investment balances in the 2001 period and a $2.3 million gain relating to O&R's supplemental employee retirement plan that was recognized in the 2000 period). In addition, other income less miscellaneous deductions decreased $7.6 million as a result of $9.3 million of unrealized mark-to-market losses in the 2001 period relating to an unregulated subsidiary's commodity hedges entered into in connection with transactions for the sale of electricity and gas. In accordance with SFAS 133, the company has recognized in income a portion of the unrealized mark-to-market change in the value of these hedging instruments. The company expects that gains or losses on these instruments will be offset, at least in part, by the value of the related sales transactions. See Note E to the Con Edison financial statements included in Part I, Item 1 of this report.

Net Interest Charges

Net interest charges increased $21.6 million in the 2001 period compared with the 2000 period, reflecting $26.6 million of interest on increased long-term debt balances, offset in part by a $3.4 million decrease in interest related to short-term borrowings and a $4.0 million charge in 2000 for interest accrued on a deferred gain on generation divestiture.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CON EDISON OF NEW YORK

Consolidated Edison Company of New York, Inc. (Con Edison of New York) is a regulated utility that provides electric service to over three million customers and gas service to over one million customers in New York City and Westchester County. It also provides steam service in parts of Manhattan. All of the common stock of Con Edison of New York is owned by Consolidated Edison, Inc. (Con Edison).

This discussion and analysis should be read in conjunction with Con Edison of New York's Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of the combined Con Edison, Con Edison of New York and Orange and Rockland Utilities, Inc. (O&R) Annual Reports on Form 10-K for the year ended December 31, 2000 (File Nos. 1-14514, 1-1217 and 1-4315, the Form 10-K) and Con Edison of New York's Management's Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 2 of the combined Con Edison, Con Edison of New York and O&R Quarterly Reports on Form 10-Q for the quarterly period ended March 31, 2001. Reference is also made to the notes to the financial statements in Part I, Item 1 of this report, which notes are incorporated herein by reference.

Liquidity and Capital Resources

Cash and temporary cash investments and outstanding commercial paper (shown as notes payable on the balance sheet) at June 30, 2001 and December 31, 2000 were (amounts shown in millions):

	June 30, 2001	December 31, 2000
Cash and temporary cash investments	$37.9	$70.3
Commercial paper	$103.2	$140.0

The decrease in cash and temporary cash investments at June 30, 2001 compared with December 31, 2000 reflects net cash flows from operating activities and net cash flows used in investing and financing activities.

Cash Flows from Operating Activities

Net cash flows from operating activities during the first six months of 2001 decreased $161.4 million compared with the first six months of 2000, reflecting principally decreased accounts payable and increased other regulatory assets and accrued pension credits, offset in part by decreased accounts receivable and recoverable energy costs.

Con Edison of New York's customer accounts receivable, less allowance for uncollectible accounts, was $131.3 million lower at June 30, 2001 than at year-end 2000, due primarily to lower customer billings, reflecting reduced energy sales volume in June 2001 as compared to December 2000 and lower energy costs, offset in part by the timing of customer payments. The company's equivalent number of days of revenue outstanding (ENDRO) of customer accounts receivable was 30.6 days at June 30, 2001 compared with 29.7 days at December 31, 2000. The change in ENDRO reflects increased use by customers of level billing and alternative payment arrangements and the timing of customer payments.

Prepayments include cumulative credits to pension expense amounting to $528.0 million at June 30, 2001 compared with $366.7 million at December 31, 2000. Pension credits, which result primarily from favorable performance by the company's pension fund in past years, increase net income but do not provide cash for the company's operations. See Note D to the Con Edison of New York financial statements included in Item 8 of the Form 10-K.

Deferred recoverable energy costs decreased $81.7 million at June 30, 2001 compared with December 31, 2000, due primarily to the recovery of previously deferred amounts, offset in part by the deferral for future recovery of additional purchased power and gas costs. See "Recoverable Energy Costs" in Note A to the Con Edison of New York financial statements included in Item 8 of the Form 10-K.

Other regulatory assets increased $69.7 million at June 30, 2001 compared with year-end 2000, in part reflecting unrealized mark-to-market losses on transactions entered into to hedge purchases of electricity and gas against adverse market price fluctuations. The company refunds to or collects from its customers its hedging gains or losses, as the case may be, pursuant to rate provisions that permit recovery of the cost of purchased power and gas. See "Recoverable Energy Costs" in Note A to the Con Edison of New York financial statements included in Item 8 of the Form 10-K and "Energy Price Hedging" in Note D to the Con Edison of New York financial statements included in Part I, Item 1 of this report.

Unfunded pension and other post-employment benefit (OPEB) obligations (shown as pension and benefit reserve on the balance sheet) increased $20.0 million at June 30, 2001 compared with year-end 2000. The company's policy is to fund its pension and OPEB costs to the extent deductible under current tax regulations. The reserve also includes a minimum liability for the company's supplemental executive retirement program, a portion of which liability has been included in other comprehensive income. See Note E to the Con Edison of New York financial statements included in Item 8 of the Form 10-K.

The accumulated provision for injuries and damages increased $7.9 million at June 30, 2001 compared with year-end 2000, due primarily to increased workers' compensation claims.

Accounts payable decreased $200.3 million at June 30, 2001 compared with year-end 2000, due primarily to lower energy purchases in June 2001 as compared to December 2000, offset in part by the accrual of a liability for unrealized losses on energy price hedging transactions for which, as discussed above, an other regulatory asset was established.

Other regulatory liabilities increased $45.6 million at June 30, 2001 compared with year-end 2000, reflecting the deferral pending future disposition by the New York State Public Service Commission (PSC) of a $27.9 million refund from the New York Independent System Operator resulting from a reconciliation of prior period payments for purchased power, and $10.0 million of gas earnings to be shared with customers pursuant to the company's current gas rate agreement. See "Rate and Restructuring Agreements" in Note A to the Con Edison of New York financial statements in Item 8 of the Form 10-K.

Cash Flows Used in Investing and Financing Activities

Cash flows used in investing activities during the first six months of 2001 decreased $63.8 million compared with the first six months of 2000, reflecting the completion of the sale of the company's 480

MW interest in the Roseton generating station in January 2001 (proceeds of $100.0 million, net of federal income tax) and decreased nuclear fuel expenditures ($17.9 million), offset in part by increased construction expenditures ($54.7 million). Nuclear fuel expenditures decreased because refueling was conducted in the 2000 period but not in the 2001 period. Construction expenditures increased principally to meet load growth on the company's electric distribution system.

Cash flows used in financing activities during the first six months of 2001 decreased $413.0 million compared with the first six months of 2000, primarily because the company increased short-term debt in December 1999 in anticipation of its January 2000 cash requirements but financed its January 2001 cash requirements in January 2001. In addition, the company issued $474.6 million of long-term debt, net of retirements, in the 2001 period compared with $200 million in the 2000 period.

In June 2001 the company issued $400 million of 7.5 percent 40-year debentures. In addition the company issued $224.6 million of variable rate 35-year tax-exempt debt (with an initial weekly rate of 2.25 percent) through the New York State Energy Research and Development Authority (NYSERDA), the proceeds of which (along with other funds of the company) were used in July 2001 to redeem, in advance of maturity, $228.2 million of tax-exempt debt with a weighted average interest rate of 7.2 percent.

Capital Resources

Con Edison of New York's ratio of earnings to fixed charges (for the 12 months ended on the date indicated) and common equity ratio (as of the date indicated) were:

	June 30, 2001	December 31, 2000
Earnings to fixed charges (SEC basis)	3.37	3.23
Common equity ratio*	46.2	46.4

 * Common shareholder's equity as a percentage of total capitalization

Con Edison of New York's ratio of earnings to fixed charges increased for the 12-month period ending June 30, 2001 compared to the 12-month period ending December 31, 2000 as a result of increased earnings, offset in part by increased interest expense. Excluding non-recurring charges relating to the company's Indian Point 2 nuclear plant (see Note C to the Con Edison of New York financial statements included in Part I, Item 1 of this report and Note G to the Con Edison of New York financial statements included in Item 8 of the Form 10-K), Con Edison of New York's ratio of earnings to fixed charges would have been 3.62 and 3.56 for the 12-month periods ended June 30, 2001 and December 31, 2000, respectively.

FERC RTO Order

In July 2001, the Federal Energy Regulatory Commission (FERC) concluded that the three independent system operators in the Northeastern United States, including the New York State Independent System Operator (NYISO), should combine to form one regional transmission organization (RTO) and initiated a mediation process with respect to issues associated with its formation. The company is participating in the mediation process. The terms and conditions pursuant to which an RTO for the Northeastern United States would be formed and operate have not been determined. FERC has, however, indicated

that an RTO should have certain characteristics, including independence from market participants and operational authority for all transmission assets under its control, and perform certain functions, including tariff administration and design, congestion management, market monitoring, planning and expansion and interregional coordination. Con Edison of New York's transmission facilities, other than those located underground, are controlled and operated by the NYISO. For a description of the transmission facilities, see Item 2 of the Form 10-K. The company is unable to predict the effect on its results of operations or financial condition which the formation of an RTO for the Northeastern United States or any related proceedings would have.

Market Risks

Reference is made to "Financial Market Risks" in Con Edison of New York Management's Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of the Form 10-K and to Note D to the Con Edison of New York financial statements included in Part I, Item 1 of this report. At June 30, 2001 neither the fair value of derivatives outstanding nor potential derivative losses from reasonably possible near-term changes in market prices were material to the financial position, results of operations or liquidity of the company.

Environmental Matters

For information concerning potential liabilities of Con Edison of New York arising from laws and regulations protecting the environment, including the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (Superfund), see the notes to the Con Edison of New York financial statements included in Part I, Item 1 of this report and also see Part II, Item 3 of this report.

Results of Operations

Second Quarter of 2001 Compared with Second Quarter of 2000

Con Edison of New York's net income for common stock for the second quarter of 2001 was $102.9 million compared with $71.1 million for the second quarter of 2000. The increase in the company's net income reflects higher sales volumes and increased pension credits, partially offset by electric rate reductions in the 2001 period, as well as non-recurring charges relating to nuclear replacement power costs in the 2000 period (see Note C to the Con Edison of New York financial statements included in Part I, Item 1 of this report and Note G to the Con Edison of New York financial statements included in Item 8 of the Form 10-K).

A comparison of the results of operations of Con Edison of New York for the second quarter of 2001 with the results for the second quarter of 2000 follows.

Three Months Ended June 30, 2001 Compared With Three Months Ended June 30, 2000

(Millions of dollars)	Increases (Decreases) Amount	Increases (Decreases) Percent
Operating revenues	$33.9	2.0%
Purchased power - electric and steam	(45.2)	(7.1)
Fuel - electric and steam	3.3	7.7
Gas purchased for resale	42.8	47.3
Operating revenues less purchased power, fuel and gas purchased for resale (net revenues)	33.0	3.5
Other operations and maintenance	(21.9)	(6.1)
Depreciation and amortization	(11.4)	(8.6)
Taxes, other than income tax	(18.4)	(7.1)
Income tax	51.5	(A )
Operating income	33.2	20.0
Other income less deductions and related federal income tax	1.6	(A )
Net interest charges	3.0	3.3
Net income for common stock	$31.8	44.7%
(A)
Amounts in excess of 100 percent

A discussion of Con Edison of New York's operating revenues and operating income by business segment follows. Con Edison of New York's principal business segments are its regulated electric, gas and steam utility businesses. For additional information about the segments, see Note E to the Con Edison of New York financial statements included in Part I, Item 1 of this report.

Electric

Con Edison of New York's electric operating revenues in the second quarter of 2001 decreased $33.1 million compared with the second quarter of 2000. The decrease reflects rate reductions of approximately $84.3 million and lower recoverable purchased power costs, partially offset by higher sales volume in the 2001 period, and the accrual of a $30 million liability relating to nuclear replacement power costs in the 2000 period. See "Recoverable Energy Costs" and "Rate and Restructuring Agreements" in Note A to the Con Edison of New York financial statements included in Item 8 of the Form 10-K.

Con Edison of New York's electric sales, excluding off-system sales, for the second quarter of 2001 compared with the second quarter of 2000 were:

	Millions of Kwhrs.
Description	Three Months Ended June 30, 2001	Three Months Ended June 30, 2000	Variation	Percent Variation
Residential/Religious	2,596	2,610	(14)	(0.5)%
Commercial/Industrial	4,670	4,688	(18)	(0.4)
Other	53	104	(51)	(49.0)

TOTAL FULL SERVICE CUSTOMERS	7,319	7,402	(83)	(1.1)
Retail Choice Customers	2,401	2,121	280	13.2

SUB-TOTAL	9,720	9,523	197	2.1
NYPA, Municipal Agency and Other Sales	2,433	2,337	96	4.1

TOTAL SERVICE AREA	12,153	11,860	293	2.5%

Electricity sales volume in Con Edison of New York's service territory increased 2.5 percent in the second quarter of 2001 compared with the second quarter of 2000. The increase in sales volume reflects the continued strength of the New York City economy. After adjusting for variations, principally weather and billing days, in each period, electricity sales volume in the service territory increased 2.9 percent in the 2001 period. Weather-adjusted sales represent an estimate of the sales that would have been made if historical average weather conditions had prevailed.

Con Edison of New York's purchased power costs decreased $46.1 million in the second quarter of 2001 compared with the second quarter of 2000, due to a decrease in the price of purchased power and decreased purchased volumes resulting from the availability of Indian Point 2 in the 2001 period. Fuel costs decreased $10.9 million as a result of a decrease in the unit cost of fuel, offset in part by increased generation. In general, Con Edison of New York recovers prudently incurred purchased power costs pursuant to rate provisions approved by the PSC. See "Recoverable Energy Costs" in Note A to the Con Edison of New York financial statements included in Item 8 of the Form 10-K.

Con Edison of New York's electric operating income increased $33.3 million in the second quarter of 2001 compared with the second quarter of 2000. The principal components of the increase were an increase in net revenues (operating revenues less fuel and purchased power costs) of $23.9 million and decreased other operations and maintenance expenses ($23.8 million), offset in part by higher Federal income tax ($9.8 million). Other operations and maintenance expenses in the 2001 period reflect increased pension credits ($24.1 million) and lower expenses relating to the Indian Point 2 plant ($20.8 million), offset in part by higher injuries and damages expenses ($13.9 million).

Gas

Con Edison of New York's gas operating revenues increased $51.9 million and gas operating income increased $1.2 million in the second quarter of 2001 compared with the second quarter of 2000. The higher revenues reflect an increased cost of purchased gas, offset in part by the accrual of a liability for $10.0 million of gas earnings in excess of a stipulated equity return level to be shared with customers pursuant to the company's current gas rate agreement. See "Rate and Restructuring Agreements" and "Recoverable Energy Costs" in Note A to the Con Edison of New York financial statements included in Item 8 of the Form 10-K. The increase in operating income of $1.2 million reflects primarily an increase in net revenues (operating revenues less gas purchased for resale) of $9.2 million, increased pension credits ($4.5 million) and decreased Federal income tax ($1.5 million), offset in part by increased injuries and damages expenses ($2.5 million) and state income tax and gross receipts taxes billed to customers ($11.4 million).

Con Edison of New York's gas sales and transportation volumes for firm customers (see bottom of the company's consolidated income statement included in Part I, Item 1 of this report) increased 5.5 percent in the second quarter of 2001 compared with the 2000 period. After adjusting for variations, principally weather and billing days, in each period, firm gas sales and transportation volumes in the company's service territory increased 3.7 percent in the 2001 period. Weather-adjusted sales represent an estimate of the sales that would have been made if historical average weather conditions had prevailed.

A weather-normalization provision that applies to Con Edison of New York's gas business moderates, but does not eliminate, the effect of weather-related changes on gas operating income.

Steam

Con Edison of New York's steam operating revenues increased $15.1 million and steam operating income decreased $1.4 million for the second quarter of 2001 compared with the second quarter of 2000. The higher revenues reflect an October 2000 rate increase, increased sales volumes and increased fuel and purchased power costs. See "Rate and Restructuring Agreements" and "Recoverable Energy Costs" in Note A to the company's financial statements included in Item 8 of the Form 10-K. The decrease in operating income of $1.4 million reflects primarily higher operations expenses ($2.9 million), offset in part by increased pension credits ($1.8 million).

Con Edison of New York's steam sales volume (see bottom of the company's consolidated income statement included in Part I, Item 1 of this report) increased 0.9 percent in the 2001 period compared with the 2000 period. After adjusting for variations, principally weather and billing days, in each period, steam sales volume decreased 3.7 percent.

Net Interest Charges

Net interest charges increased $3.0 million in the second quarter of 2001 compared to the 2000 period, reflecting principally $7.7 million of interest on increased long-term debt balances, offset in part by a $0.9 million decrease in interest related to short-term borrowings and a $4.0 million charge in 2000 for interest accrued on a deferred gain on generation divestiture.

Six Months Ended June 30, 2001 Compared with Six Months Ended June 30, 2000

Con Edison of New York's net income for common stock for the six months ended June 30, 2001 was $274.7 million compared with $249.4 million for the six months ended June 30, 2000. The increase in the company's net income reflects higher sales volumes and increased pension credits, partially offset by electric rate reductions in the 2001 period, as well as non-recurring charges for nuclear replacement power costs in the 2000 period (see Note C to the Con Edison of New York financial statements included in Part I, Item 1 of this report and Note G to the Con Edison of New York financial statements included in Item 8 of the Form 10-K).

A comparison of the results of operations of Con Edison of New York for the six months ended June 30, 2001 with the results for the six months ended June 30, 2000 follows.

Six Months Ended June 30, 2001 Compared With Six Months Ended June 30, 2000

(Millions of dollars)	Increases (Decreases) Amount	Increases (Decreases) Percent
Operating revenues	$485.7	13.1%
Purchased power - electric and steam	118.5	9.4
Fuel - electric and steam	88.4	69.1
Gas purchased for resale	248.3	99.3
Operating revenues less purchased power, fuel and gas purchased for resale (net revenues)	30.5	1.5
Other operations and maintenance	(43.2)	(6.0)
Depreciation and amortization	(22.9)	(8.7)
Taxes, other than income tax	(0.5)	(0.1)
Income tax	64.8	50.6
Operating income	32.3	7.4
Other income less deductions and related federal income tax	5.7	(A )
Net interest charges	12.7	7.1
Net income for common stock	$25.3	10.1%
(A)
Amounts in excess of 100 percent

A discussion of Con Edison of New York's operating revenues and operating income by business segment follows. Con Edison of New York's principal business segments are its regulated electric, gas and steam utility businesses. For additional information about the segments, see Note E to the Con Edison of New York financial statements included in Part I, Item 1 of this report.

Electric

Con Edison of New York's electric operating revenues in the six months ended June 30, 2001 increased $126.9 million compared with the six months ended June 30, 2000. The increase reflects increased recoverable purchased power costs and higher sales, partially offset by rate reductions of approximately $129.8 million in 2001, and the accrual of a $30 million liability relating to nuclear replacement power costs in the 2000 period. See "Recoverable Energy Costs" and "Rate and Restructuring Agreements" in Note A to the Con Edison of New York financial statements included in Item 8 of the Form 10-K.

Con Edison of New York's electric sales, excluding off-system sales, for the six months ended June 30, 2001 compared with the six months ended June 30, 2000 were:

	Millions of Kwhrs.
Description	Six Months Ended June 30, 2001	Six Months Ended June 30, 2000	Variation	Percent Variation
Residential/Religious	5,446	5,407	39	0.7%
Commercial/Industrial	9,528	9,371	157	1.7
Other	93	240	(147)	(61.3)

TOTAL FULL SERVICE CUSTOMERS	15,067	15,018	49	0.3
Retail Choice Customers	4,841	4,376	465	10.6

SUB-TOTAL	19,908	19,394	514	2.7
NYPA, Municipal Agency and Other Sales	4,990	4,812	178	3.7

TOTAL SERVICE AREA	24,898	24,206	692	2.9%

Electricity sales volume in Con Edison of New York's service territory increased 2.9 percent in the six months ended June 30, 2001 compared with the six months ended June 30, 2000. The increase in sales volume reflects the continued strength of the New York City economy. After adjusting for variations, principally weather and billing days, in each period, electricity sales volume in the service territory increased 2.8 percent in the 2001 period. Weather-adjusted sales represent an estimate of the sales that would have been made if historical average weather conditions had prevailed.

Con Edison of New York's purchased power costs increased $97.9 million in the six months ended June 30, 2001 compared with the six months ended June 30, 2000, due primarily to an increase in the price of purchased power, offset in part by decreased purchased volumes resulting from the availability of Indian Point 2 in the 2001 period. Fuel costs increased $29.5 million as a result of increased generation, offset in part by a decrease in the unit cost of fuel. In general, Con Edison of New York recovers prudently incurred purchased power costs pursuant to rate provisions approved by the PSC. See "Recoverable Energy Costs" in Note A to the Con Edison of New York financial statements included in Item 8 of the Form 10-K.

Con Edison of New York's electric operating income increased $26.8 million in the six months ended June 30, 2001 compared with the six months ended June 30, 2000. The principal components of the increase were decreased other operations expenses ($51.8 million), offset in part by increased maintenance expenses ($5.9 million) and higher property taxes ($25.2 million). Other operations and maintenance expenses in the 2001 period reflect increased pension credits ($48.9 million) and lower expenses relating to Indian Point 2 ($28.5 million), offset in part by increased transmission and distribution expenses resulting from the 2000-2001 winter weather conditions, relocation of company facilities to avoid interference with municipal infrastructure projects and preparations for summer 2001 ($12.0 million) and increased advertising expenses ($8.2 million).

Gas

Con Edison of New York's gas operating revenues increased $255.7 million and gas operating income decreased $2.6 million in the six months ended June 30, 2001 compared with the six months ended June 30, 2000. The higher revenues reflect an increased cost of purchased gas, offset in part by a reduction in customer bills of $18.3 million, reflecting a refund of previously deferred credits and other provisions of the gas rate agreement approved by the PSC in November 2000, and the accrual of a liability for $10.0 million of gas earnings in excess of a stipulated equity return level to be shared with customers pursuant to the company's current rate agreement. See "Rate and Restructuring Agreements" and "Recoverable Energy Costs" in Note A to the Con Edison of New York financial statements included in Item 8 of the Form 10-K. The decrease in operating income of $2.6 million reflects primarily increased state income tax and gross receipts taxes billed to customers ($19.6 million), offset in part by an increase in net revenues (operating revenues less gas purchased for resale) of $7.6 million and increased pension credits ($9.1 million).

Con Edison of New York's gas sales and transportation volumes for firm customers (see bottom of the company's consolidated income statement included in Part I, Item 1 of this report) increased 7.9 percent in the six months ended June 30, 2001 compared with the 2000 period. After adjusting for variations, principally weather and billing days, in each period, firm gas sales and transportation volumes in the company's service territory increased 3.0 percent in the 2001 period. Weather-adjusted sales represent an estimate of the sales that would have been made if historical average weather conditions had prevailed.

A weather-normalization provision that applies to Con Edison of New York's gas business moderates, but does not eliminate, the effect of weather-related changes on gas operating income.

Steam

Con Edison of New York's steam operating revenues increased $103.1 million and steam operating income increased $8.1 million for the six months ended June 30, 2001 compared with the six months ended June 30, 2000, reflecting an October 2000 rate increase and increased sales volumes. The higher revenues also reflect increased fuel and purchased power costs. See "Rate and Restructuring Agreements" and "Recoverable Energy Costs" in Note A to the company's financial statements included in Item 8 of the Form 10-K.

Con Edison of New York's steam sales volume (see bottom of the company's consolidated income statement included in Part I, Item 1 of this report) increased 2.0 percent in the 2001 period compared with the 2000 period. After adjusting for variations, principally weather and billing days, in each period, steam sales volume decreased 1.9 percent.

Net Interest Charges

Net interest charges increased $12.7 million in the six months ended June 30, 2001 compared to the 2000 period, reflecting principally $20.6 million of interest on increased long-term debt balances, offset by a $3.9 million decrease in interest related to short-term borrowings and a $4.0 million charge in 2000 for interest accrued on a deferred gain on generation divestiture.

O&R MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS

Orange and Rockland Utilities, Inc. (O&R), a wholly-owned subsidiary of Consolidated Edison, Inc. (Con Edison), meets the conditions specified in General Instruction H to Form 10-Q and is permitted to use the reduced disclosure format for wholly-owned subsidiaries of companies, such as Con Edison, that are reporting companies under the Securities Exchange Act of 1934. Accordingly, this O&R Management's Narrative Analysis of the Results of Operations is included in this report, and O&R has omitted from this report the information called for by Part I, Item 2 (Management's Discussion and Analysis of Financial Condition and Results of Operations).

O&R's net income for common stock for the six-month period ended June 30, 2001 was $16.9 million, $0.9 million higher than the corresponding 2000 period. This increase was due primarily to a 4.6 percent increase in the volume of electric sales and the recognition in income in the 2001 period of $4.5 million of previously deferred credits pursuant to its New York gas rate agreement, offset in part by $1.3 million of electric rate reductions in the 2001 period pursuant to its New Jersey utility subsidiary's electric restructuring plan and $0.2 million of purchased power costs of its Pennsylvania subsidiary that are not recoverable from customers. See "Rate Regulation" in Note A to the O&R financial statements in Item 8 of the combined O&R, Con Edison and Consolidated Edison Company of New York, Inc. Annual Reports on Form 10-K for the year ended December 31, 2000 (File Nos. 1-4315, 1-14514 and 1-1217, the Form 10-K).

A comparison of the results of operations of O&R for the six months ended June 30, 2001 to the six months ended June 30, 2000, follows.

(Millions of dollars)	Increases (Decreases) Amount	Increases (Decreases) Percent
Operating revenues	$75.2	23.1%
Purchased power - electric	31.6	29.0
Gas purchased for resale	34.3	51.0
Operating revenues less purchased power, fuel and gas purchased for resale (net revenues)	9.3	6.2
Other operation and maintenance expenses	1.4	2.0
Depreciation and amortization	1.6	10.9
Taxes, other than income tax	(2.2)	(7.2)
Income tax	5.8	70.0
Operating income	2.7	10.5
Other income less deductions and related income tax	(2.1)	(74.7)
Net interest charges	0.3	2.6
Net income for common stock	$0.9	5.5%

A discussion of O&R's operating revenues by business segment follows. O&R's principal business segments are its electric and gas utility businesses. For additional information about O&R's business segments, see the notes to the O&R financial statements included in Part I, Item 1 of this report.

Electric operating revenues increased $43.3 million during the six months ended June 30, 2001 compared to the 2000 period. This increase was attributable primarily to an increase in sales volume and the billing to customers of higher purchased power costs in the 2001 period.

Electric sales volumes for the 2001 and 2000 periods are shown at the bottom of O&R's consolidated income statement for those periods included in Part I, Item 1 of this report. Electric sales volumes in the six months ended June 30, 2001 increased 4.6 percent compared to the 2000 period. After adjusting for variations, principally weather and billing days, electricity sales volumes were 4.5 percent higher in the 2001 period, reflecting the continued strength of the economy in the company's service area. Weather-adjusted sales represent an estimate of the sales that would have been made if historical average weather conditions had prevailed.

Purchased power costs increased $31.6 million for the six months ended June 30, 2001 compared to the 2000 period, reflecting to increases in the cost of purchased power and higher customer sales. O&R and its New Jersey utility subsidiary recover all of their prudently incurred purchased power costs in accordance with rate provisions approved by their state public utility commissions. For O&R's New York operations, the difference between the actual purchased power costs for a given month and the amount billed to customers for that month is deferred for recovery from, or refund to, customers during the next billing cycle (normally within one to two months). For O&R's New Jersey utility subsidiary, differences between actual and billed electricity costs (which amounted to a cumulative excess of actual over billed costs of $46.9 million at June 30, 2001) are deferred for future charge or refund to customers, as the case may be. For O&R's Pennsylvania utility subsidiary, recovery of purchased power costs is limited to a predetermined fixed price and, as a result, it incurred $0.5 million of purchased power costs in the 2001 period that are not subject to recovery from customers, an increase of $0.2 million from the 2000 period.

Gas operating revenues increased $32.0 million in the 2001 period, compared to the 2000 period. The increase was due primarily to recovery from customers of higher gas costs in the 2001 period.

Gas sales volumes for the 2001 and 2000 periods are shown at the bottom of O&R's consolidated income statement for those periods included in Part I, Item 1 of this report. Firm gas sales volumes in the six months ended June 30, 2001 decreased 0.8 percent compared to the 2000 period. O&R's revenues from gas sales in New York are subject to a weather normalization clause that moderates, but does not eliminate, the effect of weather-related changes on gas operating income. After adjusting for variations, principally weather and billing days, in each period, gas sales and transportation volumes to firm customers were 8.0 percent lower for the 2001 period, compared to the 2000 period.

The cost of gas purchased for resale increased $34.3 million during the first six months of 2001 compared to the 2000 period, due primarily to higher unit costs.

Taxes other than income tax decreased by $2.2 million during the first six months of 2001 compared to the 2000 period and state income taxes increased by a like amount, reflecting a change in New York law that effectively transferred the tax liability from a revenue based tax to a net income tax.

Income tax increased $5.8 million in the 2001 period compared to the 2000 period due primarily to the change in New York law and to higher income from operations.

Other income decreased $2.1 million during the first six months of 2001 compared to the 2000 period. The 2000 period included a market gain of $2.3 million in relation to O&R's supplemental employee retirement plan. Excluding the impact of the gain, investment income decreased $0.9 million, due primarily to lower short-term investment balances, offset by a decrease in income tax.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Con Edison

For information about Con Edison's primary market risks associated with activities in derivative financial instruments, other financial instruments and derivative commodity instruments, see "Market Risks" in Con Edison's Management's Discussion and Analysis of Financial Condition and Results of Operations in Part 1, Item 2 of this report and Item 7A of the combined Con Edison, Con Edison of New York and O&R Annual Report on Form 10-K for the year ended December 31, 2000 (the Form 10-K), which information is incorporated herein by reference.

Con Edison of New York

For information about Con Edison of New York's primary market risks associated with activities in derivative financial instruments, other financial instruments and derivative commodity instruments, see "Market Risks" in Con Edison of New York's Management's Discussion and Analysis of Financial Condition and Results of Operations in Part 1, Item 2 of this report and Item 7A of the Form 10-K, which information is incorporated herein by reference.

PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings

Con Edison

Northeast Utilities Litigation

For information about legal proceedings relating to Con Edison's October 1999 agreement to acquire Northeast Utilities, see Note D to the Con Edison financial statements included in Part 1, Item 1 of this report (which information is incorporated herein by reference).

Item 4.	Submission of Matters to a Vote of Security Holders

Con Edison

  (a)
  At the Annual Meeting of Stockholders of Con Edison on May 21, 2001, the stockholders of Con Edison voted to elect management's nominees for the Board of Directors, to ratify and approve the appointment of Con Edison's independent accountants, and not to adopt a stockholder proposal. 167,961,576 shares of Common Stock of Con Edison, representing approximately 79.12% of the 212,292,190 shares of Common Stock outstanding and entitled to vote, were present at the meeting in person or by proxy.
  (b)
  The name of each nominee for election as a member of Con Edison's Board of Directors and the number of shares voted for or with respect to which authority to vote for was withheld are as follows:

	Votes for	Votes Withheld
E. Virgil Conway	165,237,796	2,723,780
Peter W. Likins	165,569,501	2,392,075
Eugene R. McGrath	165,526,764	2,434,812
Gordon J. Davis	165,543,833	2,417,743
Ellen V. Futter	165,475,693	2,485,883
Richard A. Voell	165,512,372	2,449,204
Sally Hernandez-Piñero	165,413,578	2,547,998
Stephen R. Volk	164,902,096	3,059,480
Joan S. Freilich	165,558,316	2,403,260
Michael J. Del Giudice	165,539,238	2,422,338
George Campbell, Jr.	165,491,804	2,469,772
George W. Sarney	165,602,539	2,359,037
  (c)
  The results of the vote on the appointment of PricewaterhouseCoopers LLP as independent accountants for Con Edison for 2001 were as follows: 164,988,377 shares were voted for this proposal; 1,395,248 shares were voted against the proposal; and 1,577,951 shares were abstentions.
  (d)
  The following stockholder-proposed resolution was voted upon by the stockholders of Con Edison at the Annual Meeting:

"RESOLVED: That the shareholders recommend that the Board take the necessary step that Con Edison specifically identify by name and corporate title in all future proxy statements those executive officers, not otherwise so identified, who are contractually entitled to receive in excess of $250,000 annually as base salary, together with whatever other additional compensation bonuses and other cash payments were due them."

The results of the vote on this proposal were as follows: 15,384,595 shares were voted for this proposal; 110,517,880 shares were voted against the proposal; 4,760,742 shares were abstentions; and 37,298,359 shares were broker nonvotes.

Con Edison of New York

At the Annual Meeting of Stockholders of Con Edison of New York on May 21, 2001, all 235,488,094 outstanding shares of common stock of Con Edison of New York were voted to elect as members of Con Edison of New York's Board of Trustees management's nominees for the Board of Trustees (George Campbell, Jr., E. Virgil Conway, Gordon J. Davis, Joan S. Freilich, Ellen V. Futter, Sally Hernandez-Pinero, Peter W. Likins, Eugene R. McGrath, George W. Sarney, Richard A. Voell and Stephen R. Volk), and to ratify and approve the appointment of PricewaterhouseCoopers LLP as Con Edison of New York's independent accountants for 2001. All of the common stock of Con Edison of New York is owned by Con Edison.

Item 6.	Exhibits and Reports on Form 8-K
(a) Exhibits

Con Edison

Exhibit 12.1	Statement of computation of Con Edison's ratio of earnings to fixed charges for the twelve-month periods ended June 30, 2001 and 2000.

Con Edison of New York

Exhibit 10.2.1	Participation Agreement, dated as of June 1, 2001, between New York State Energy Research and Development Authority (NYSERDA) and Con Edison of New York.
Exhibit 10.2.2	Indenture of Trust, dated as of July 1, 1999 between NYSERDA and HSBC Bank USA, as trustee.
Exhibit 10.2.3	Supplemental Indenture of Trust, dated as of June 1, 2001, to Indenture of Trust, dated as of July 1, 1999 between NYSERDA and HSBC Bank USA, as trustee.
Exhibit 12.2	Statement of computation of Con Edison of New York's ratio of earnings to fixed charges for the twelve-month periods ended June 30, 2001 and 2000.

O&R

Exhibit 12.3	Statement of computation of O&R's ratio of earnings to fixed charges for the twelve-month periods ended June 30, 2001 and 2000.
(b) Reports on Form 8-K

Con Edison

Con Edison filed no Current Reports on Form 8-K during the quarter ended June 30, 2001.

Con Edison of New York

Con Edison of New York filed a Current Report on Form 8-K, dated June 14, 2001, reporting (under Item 5) the issuance and sale of $400 million aggregate principal amount of its Public Income NotES, 7.50% Debentures, Series 2001 A.

O&R

O&R filed no Current Reports on Form 8-K during the quarter ended June 30, 2001.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Consolidated Edison, Inc.
Consolidated Edison Company of New York, Inc.
Date: August 13, 2001	By	/s/ JOAN S. FREILICH Joan S. Freilich Executive Vice President, Chief Financial Officer and Duly Authorized Officer
Orange and Rockland Utilities, Inc.
Date: August 13, 2001	By	/s/ EDWARD J. RASMUSSEN Edward J. Rasmussen Vice President, Chief Financial Officer and Duly Authorized Officer