Form 10-Q
period 2001-09-30
CONSOLIDATED EDISON CO OF NEW YORK INC; ORANGE & ROCKLAND UTILITIES INC; CONSOLIDATED EDISON INC
filed 2001-11-14
CIK 23632, 74778, 1047862

Use these links to rapidly review the document
Table of Contents

Form 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

/x/	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
For The Quarterly Period Ended September 30, 2001
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

Indicate by check mark whether each Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

As of the close of business on October 31, 2001, Consolidated Edison, Inc. (Con Edison) had outstanding 212,236,944 Common Shares ($.10 par value). Con Edison owns all of the outstanding common equity of Consolidated Edison Company of New York, Inc. (Con Edison of New York) and Orange and Rockland Utilities, Inc. (O&R).

O&R meets the conditions specified in general instruction H (1) (a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

TABLE OF CONTENTS

Filing Format
Forward-Looking Statements
Part I.	Financial Information
Item 1.	Financial Statements
	Con Edison	Consolidated Balance Sheet
Consolidated Income Statements
Consolidated Statement of Retained Earnings
Consolidated Statement of Comprehensive Income
Consolidated Statement of Cash Flows
Notes to Financial Statements
	Con Edison of New York	Consolidated Balance Sheet
Consolidated Income Statements
Consolidated Statement of Retained Earnings
Consolidated Statement of Comprehensive Income
Consolidated Statement of Cash Flows
Notes to Financial Statements
	O&R	Consolidated Balance Sheet
Consolidated Income Statements
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

O&R, a wholly-owned subsidiary of Con Edison, meets the conditions specified in General Instruction H of Form 10-Q and is permitted to use the reduced disclosure format for wholly-owned subsidiaries of companies, such as Con Edison, that are reporting companies under the Securities Exchange Act of 1934. Accordingly, O&R has omitted from this report the information called for by Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations and has included in this report its Management's Narrative Analysis of the Results of Operations. In accordance with general instruction H, O&R has also omitted from this report the information, if any, called for by Part I, Item 3, Quantitative and Qualitative Disclosure About Market Risk; Part II, Item 2, Changes in Securities and Use of Proceeds; Part II, Item 3, Defaults Upon Senior Securities; and Part II, Item 4, Submission of Matters to a Vote of Security Holders.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements, which are statements of future expectation and not facts. Words such as "estimates," "expects," "anticipates," "intends," "plans" and similar expressions identify forward-looking statements. Actual results or developments might differ materially from those included in the forward-looking statements because of factors such as competition and industry restructuring, developments relating to the company's nuclear generating unit (which it sold in September 2001—see Note C to the Con Edison financial statements in Part I, Item 1 of this report), developments relating to Northeast Utilities (see Note D to the Con Edison financial statements in Part I, Item 1 of this report), developments relating to the World Trade Center attack (See "World Trade Center Attack" in Part I, Item 2 of this report), developments in wholesale energy markets, technological developments, changes in economic conditions, changes in historical weather patterns, changes in laws, regulations or regulatory policies, developments in legal or public policy doctrines, and other presently unknown or unforeseen factors.

Consolidated Edison, Inc.

CONSOLIDATED BALANCE SHEET

(Unaudited)

	As at
	September 30, 2001	December 31, 2000
	(Thousands of Dollars)
ASSETS
UTILITY PLANT, AT ORIGINAL COST
Electric	$11,023,319	$11,808,102
Gas	2,371,997	2,300,056
Steam	754,984	740,189
General	1,320,781	1,388,602

TOTAL	15,471,081	16,236,949
Less: Accumulated depreciation	4,309,963	5,186,058

NET	11,161,118	11,050,891
Construction work in progress	544,380	504,470
Nuclear fuel assemblies and components, less accumulated amortization	-	107,641

NET UTILITY PLANT	11,705,498	11,663,002

NON-UTILITY PLANT
Unregulated generating assets, less accumulated depreciation of $19,438 and $48,643	173,005	230,416
Non-utility property, less accumulated depreciation of $7,828 and $5,516	90,376	41,752

NET PLANT	11,968,879	11,935,170

CURRENT ASSETS
Cash and temporary cash investments	432,143	94,828
Accounts receivable—customer, less allowance for uncollectible accounts of $30,640 and $33,714	863,637	910,344
Other receivables	132,256	168,415
Fuel, at average cost	19,850	29,148
Gas in storage, at average cost	109,695	82,419
Materials and supplies, at average cost	89,731	131,362
Prepayments	836,232	524,377
Other current assets	28,551	75,094

TOTAL CURRENT ASSETS	2,512,095	2,015,987

INVESTMENTS
Nuclear decommissioning trust funds	-	328,969
Other	215,144	197,120

TOTAL INVESTMENTS	215,144	526,089

DEFERRED CHARGES, REGULATORY ASSETS AND NONCURRENT ASSETS
Goodwill and other intangible assets	529,622	488,702
Regulatory assets
Future federal income tax	576,810	676,527
Recoverable energy costs	194,074	340,495
Loss on Indian Point Sale	166,494	-
Real estate sale costs — First Avenue properties	104,449	103,009
Deferred special retirement program costs	83,726	88,633
Divestiture — capacity replacement reconciliation	73,850	73,850
Workers' compensation reserve	66,162	47,097
Accrued unbilled revenues	64,022	72,619
Deferred environmental remediation costs	60,649	49,056
Deferred revenue taxes	42,615	43,879
World Trade Center Incident	35,626	-
Other	110,359	112,604

TOTAL REGULATORY ASSETS	1,578,836	1,607,769
Other deferred charges and noncurrent assets	232,724	193,528

TOTAL DEFERRED CHARGES, REGULATORY ASSETS AND NONCURRENT ASSETS	2,341,182	2,289,999

TOTAL	$17,037,300	$16,767,245

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.

CONSOLIDATED BALANCE SHEET

(Unaudited)

	As at
	September 30, 2001	December 31, 2000
	(Thousands of Dollars)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION
Common stock, authorized 500,000,000 shares; outstanding 212,206,394 shares and 212,027,131 shares	$1,482,341	$1,482,341
Retained earnings	5,242,821	5,040,931
Treasury stock, at cost; 23,281,700 shares and 23,460,963 shares	(1,000,486)	(1,012,919)
Capital stock expense	(35,614)	(35,817)
Accumulated other comprehensive income	(26,919)	(2,147)

TOTAL COMMON SHAREHOLDERS' EQUITY	5,662,143	5,472,389

Preferred stock subject to mandatory redemption	37,050	37,050
Other preferred stock	212,563	212,563
Long-term debt	5,508,460	5,415,409

TOTAL CAPITALIZATION	11,420,216	11,137,411

NONCURRENT LIABILITIES
Obligations under capital leases	41,708	31,504
Accumulated provision for injuries and damages	177,049	160,671
Pension and benefits reserve	213,163	181,346
Other noncurrent liabilities	39,028	30,118

TOTAL NONCURRENT LIABILITIES	470,948	403,639

CURRENT LIABILITIES
Long-term debt due within one year	460,270	309,590
Notes payable	202,110	255,042
Accounts payable	736,496	1,020,401
Customer deposits	211,276	202,888
Accrued taxes	135,909	64,345
Accrued interest	97,092	85,276
Accrued wages	78,510	70,951
Other current liabilities	338,888	328,686

TOTAL CURRENT LIABILITIES	2,260,551	2,337,179

DEFERRED CREDITS AND REGULATORY LIABILITIES
Accumulated deferred federal income tax	2,255,219	2,302,764
Accumulated deferred investment tax credits	119,797	131,429
Regulatory liabilities
NYISO reconciliation	77,606	-
Gain on divestiture	70,398	60,338
Deposit from sale of First Avenue properties	50,000	50,000
Accrued electric rate reduction	38,018	38,018
DC service termination funding	25,995	18,169
NYPA revenue increase	18,338	35,021
Other	213,891	253,060

TOTAL REGULATORY LIABILITIES	494,246	454,606
Other deferred credits	16,323	217

TOTAL DEFERRED CREDITS AND REGULATORY LIABILITIES	2,885,585	2,889,016

TOTAL	$17,037,300	$16,767,245

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.

CONSOLIDATED INCOME STATEMENT

For the Three Months Ended September 30, 2001 and 2000 (Unaudited)	2001	2000
	(Thousands of Dollars)
OPERATING REVENUES
Electric	$2,247,325	$2,328,220
Gas	166,601	177,891
Steam	78,703	82,837
Non-utility	200,241	231,831

TOTAL OPERATING REVENUES	2,692,870	2,820,779

OPERATING EXPENSES
Purchased power	1,149,074	1,218,017
Fuel	88,207	95,977
Gas purchased for resale	86,868	131,921
Other operations	258,485	263,463
Maintenance	101,128	114,971
Depreciation and amortization	133,125	150,785
Taxes, other than income tax	313,586	328,948
Income tax	176,152	131,824

TOTAL OPERATING EXPENSES	2,306,625	2,435,906

OPERATING INCOME	386,245	384,873
OTHER INCOME (DEDUCTIONS)
Investment income	3,080	1,520
Allowance for equity funds used during construction	286	542
Other income less miscellaneous deductions	(6,562)	6,682
Income tax	5,574	(2,076)

TOTAL OTHER INCOME (DEDUCTIONS)	2,378	6,668

INCOME BEFORE INTEREST CHARGES	388,623	391,541
Interest on long-term debt	100,587	95,399
Other interest	9,230	14,021
Allowance for borrowed funds used during construction	(1,934)	(1,148)

NET INTEREST CHARGES	107,883	108,272

NET INCOME	280,740	283,269
PREFERRED STOCK DIVIDEND REQUIREMENTS	3,398	3,398

NET INCOME FOR COMMON STOCK	$277,342	$279,871

COMMON SHARES OUTSTANDING—AVERAGE BASIC (000)	212,206	211,974
COMMON SHARES OUTSTANDING—AVERAGE DILUTED (000)	213,171	212,069
BASIC EARNINGS PER SHARE	$1.31	$1.32

DILUTED EARNINGS PER SHARE	$1.30	$1.32

DIVIDENDS DECLARED PER SHARE OF COMMON STOCK	$0.550	$0.545

Consolidated Edison, Inc.

CONSOLIDATED INCOME STATEMENT

For the Nine Months Ended September 30, 2001 and 2000 (Unaudited)	2001	2000
	(Thousands of Dollars)
OPERATING REVENUES
Electric	$5,486,648	$5,371,732
Gas	1,173,814	894,380
Steam	426,621	327,695
Non-utility	604,265	587,458

TOTAL OPERATING REVENUES	7,691,348	7,181,265

OPERATING EXPENSES
Purchased power	2,965,903	2,739,770
Fuel	304,542	223,945
Gas purchased for resale	723,990	562,533
Other operations	799,472	865,426
Maintenance	345,914	349,943
Depreciation and amortization	404,991	439,125
Taxes, other than income tax	878,056	893,280
Income tax	379,938	268,332

TOTAL OPERATING EXPENSES	6,802,806	6,342,354

OPERATING INCOME	888,542	838,911
OTHER INCOME (DEDUCTIONS)
Investment income	5,968	8,461
Allowance for equity funds used during construction	787	451
Other income less miscellaneous deductions	(18,451)	2,432
Income tax	12,727	(2,315)

TOTAL OTHER INCOME (DEDUCTIONS)	1,031	9,029

INCOME BEFORE INTEREST CHARGES	889,573	847,940
Interest on long-term debt	298,149	266,370
Other interest	29,254	38,558
Allowance for borrowed funds used during construction	(5,156)	(3,935)

NET INTEREST CHARGES	322,247	300,993

NET INCOME	567,326	546,947
PREFERRED STOCK DIVIDEND REQUIREMENTS	10,194	10,194

NET INCOME FOR COMMON STOCK	$557,132	$536,753

COMMON SHARES OUTSTANDING - AVERAGE BASIC (000)	212,119	212,240
COMMON SHARES OUTSTANDING - AVERAGE DILUTED (000)	212,870	212,319
BASIC EARNINGS PER SHARE	$2.63	$2.53

DILUTED EARNINGS PER SHARE	$2.62	$2.53

DIVIDENDS DECLARED PER SHARE OF COMMON STOCK	$1.650	$1.635

Consolidated Edison, Inc.

CONSOLIDATED STATEMENT OF RETAINED EARNINGS

(Unaudited)

	September 30, 2001	December 31, 2000
	As at
	(Thousands of Dollars)
BALANCE, JANUARY 1	$5,040,931	$4,921,089
Less: Stock options exercised	5,237	1,026
Orange & Rockland purchase accounting adjustment	72	(46)
Net income for common stock for the period	557,060	582,835

TOTAL	5,592,826	5,502,852

DIVIDENDS DECLARED ON COMMON, $1.65 AND $2.18 PER SHARE, RESPECTIVELY	350,005	461,921

ENDING BALANCE	$5,242,821	$5,040,931

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

For the Nine Months Ended September 30, 2001 and 2000 (Unaudited)	2001	2000
	(Thousands of Dollars)
NET INCOME FOR COMMON STOCK	$557,132	$536,753
OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAXES
Investment in marketable equity securities, net of $552 taxes	(576)	-
Minimum pension liability adjustments, net of $1,656 taxes	(2,055)	-
Unrealized (losses)/gains on derivatives qualified as hedges arising during the period due to cumulative effect of a change in accounting principle, net of $5,587 taxes	(8,050)	-
Unrealized (losses)/gains on derivatives qualified as hedges, net of $17,363 taxes	(24,375)	-
Less: Reclassification adjustment for (losses)/gains included in net income, net of $7,278 taxes	(10,284)	-

TOTAL OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAXES	(24,772)	-

COMPREHENSIVE INCOME	$532,360	$536,753

Consolidated Edison, Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Nine Months Ended September 30, 2001 and 2000 (Unaudited)	2001	2000
	(Thousands of Dollars)
OPERATING ACTIVITIES
Net income for common stock	$557,132	$536,753
PRINCIPAL NON-CASH CHARGES (CREDITS) TO INCOME
Depreciation and amortization	404,765	439,125
Income tax deferred (excluding taxes resulting from divestiture of plant)	46,692	164,031
Common equity component of allowance for funds used during construction	(787)	(451)
Prepayments—accrued pension credits	(248,779)	(177,040)
Other non-cash charges	35,118	28,437
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable—customer, less allowance for uncollectibles	46,707	(152,474)
Materials and supplies, including fuel and gas in storage	(18,664)	(36,410)
Prepayments (other than pensions), other receivables and other current assets	12,931	(151,154)
Deferred recoverable energy costs	146,421	(123,404)
Cost of removal less salvage	(71,680)	(83,386)
Accounts payable	(282,448)	216,281
Other-net	232,378	116,176

NET CASH FLOWS FROM OPERATING ACTIVITIES	859,786	776,484

INVESTING ACTIVITIES INCLUDING CONSTRUCTION
Utility construction expenditures	(750,559)	(662,377)
Nuclear fuel expenditures	(6,111)	(26,473)
Contributions to nuclear decommissioning trust	(89,185)	(15,975)
Common equity component of allowance for funds used during construction	787	451
Divestiture of utility plant (net of federal income tax)	653,694	—
Investments by unregulated subsidiaries	(17,062)	(19,072)
Non-utility plant	(51,042)	(256,392)

NET CASH FLOWS USED IN INVESTING ACTIVITIES INCLUDING CONSTRUCTION	(259,478)	(979,838)

FINANCING ACTIVITIES INCLUDING DIVIDENDS
Repurchase of common stock	—	(68,531)
Net reduction from short-term debt	(139,192)	(252,367)
Additions to long-term debt	624,600	858,660
Retirement of long-term debt	(378,150)	(395,000)
Issuance and refunding costs	(20,254)	(4,894)
Common stock dividends	(349,997)	(346,754)

NET CASH FLOWS USED IN FINANCING ACTIVITIES INCLUDING DIVIDENDS	(262,993)	(208,886)

NET INCREASE/(DECREASE) IN CASH AND TEMPORARY CASH INVESTMENTS	337,315	(412,240)
CASH AND TEMPORARY CASH INVESTMENTS AT JANUARY 1	94,828	485,050

CASH AND TEMPORARY CASH INVESTMENTS AT SEPTEMBER 30	$432,143	$72,810

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$272,396	$241,157
Income taxes	227,735	74,245

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

Recoverable Energy Costs

Con Edison's utility subsidiaries generally recover all of their prudently incurred fuel, purchased power and gas costs in accordance with rate provisions approved by their state public utility commissions. At September 30, 2001, Con Edison's New Jersey utility subsidiary, Rockland Electric Company, had deferred $73.5 million of such costs for charge to customers in the manner and at such time as is to be determined by the New Jersey Board of Public Utilities. See "Recoverable Energy Costs" in Note A to the Con Edison financial statements included in Item 8 of the Form 10-K.

Guarantees of Subsidiary Obligations

Con Edison has guaranteed certain obligations of its subsidiaries in an aggregate amount of approximately $1 billion at September 30, 2001. Con Edison does not expect to incur losses as a result of the guarantees. See "Guarantees of Subsidiary Obligations" in Note A to the Con Edison financial statements included in Item 8 of the Form 10-K.

Earnings Per Common Share

For the three months ended September 30, 2001 and 2000, the weighted average number of shares used to calculate the diluted earnings per common share included dilutive common stock equivalents of approximately 213,171,000 shares and 212,069,000 shares, respectively. For the nine months ended September 30, 2001 and 2000, the weighted average number of shares used to calculate the diluted earnings per common share included dilutive common stock equivalents of 212,870,000 shares and 213,319,000 shares, respectively. See "Earnings Per Common Share" in Note A to the Con Edison financial statements included in Item 8 of the Form 10-K.

New Accounting Standards

During 2001, the Financial Accounting Standards Board has issued four new accounting standards: Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," SFAS No. 142, "Accounting for Goodwill and Other Intangible Assets," SFAS No. 143, "Accounting for Asset Retirement Obligations" and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The company has not yet determined the impact the new accounting standards will have on its financial statements.

SFAS No. 141 requires that all business combinations initiated after June 30, 2001 use the purchase method of accounting, which includes recognition of goodwill.

SFAS No. 142, which the company is required to adopt on January 1, 2002, provides that goodwill, including amounts previously recognized under the purchase method, will no longer be subject to amortization and instead will be subject to periodic reviews for impairment. If determined to be impaired, goodwill will be reduced to its fair value and an impairment charge will be recognized in income. Con Edison is required to determine whether or not its goodwill is impaired following its adoption of SFAS 142. In accordance with SFAS 142, Con Edison is also required to review its goodwill for impairment each year and whenever an event or series of events occurs indicating that goodwill might be impaired.

SFAS No. 143, which the company is required to adopt on January 1, 2003, requires entities to record the fair value of a liability associated with an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related asset. The liability is increased to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. Upon retirement of the asset, the entity either settles the obligation for the amount recorded or incurs a gain or loss.

SFAS No. 144, which the company is required to adopt on January 1, 2002, replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing or discontinued operations. The statement also broadens the reporting of discontinued operations.

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

At September 30, 2001, Con Edison had accrued $130.9 million as its best estimate of the utility subsidiaries' liability for sites as to which they have received process or notice alleging that hazardous substances generated by them (and, in most instances, other potentially responsible parties) were deposited. There will be additional liability at these sites and other sites, the amount of which is not presently determinable but may be material to Con Edison's financial position, results of operations or liquidity.

Con Edison's utility subsidiaries are permitted under current rate agreements to defer for subsequent recovery through rates certain site investigation and remediation costs with respect to hazardous waste. At September 30, 2001, $60.6 million of such costs had been deferred as regulatory assets.

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

Note C - Nuclear Generation

In September 2001, the sale of Con Edison of New York's nuclear generating unit and related assets, and the transfer to the buyer of the company's nuclear decommissioning trust funds, was completed. The net after-tax loss from the sale, which has been deferred as a regulatory asset, was $166.5 million. The loss on the sale is recoverable from customers pursuant to the agreements covering the company's electric rates, which provide that the company "will be given a reasonable opportunity to recover stranded and strandable costs remaining at March 31, 2005, including a reasonable return on investments, under the parameters and during the time periods set forth therein." See"Rate and Restructuring Agreements" in Note A to the Con Edison financial statements included in Item 8 of the Form 10-K.

The New York State Public Service Commission (PSC) is investigating the February 2000 to January 2001 outage of the nuclear generating unit, its causes and the prudence of the company's actions regarding the operation and maintenance of the generating unit. An appeal is pending in the United States Court of Appeals for the Second Circuit of the October 2000 decision by the United States District Court for the Northern District of New York, in an action entitled Consolidated Edison Company of New York, Inc. v. Pataki, et al., in which the court determined that the law that directed the PSC to prohibit the company from recovering replacement power costs for the outage from customers was unconstitutional and granted the company's motion for a permanent injunction to prevent its implementation. The company is unable to predict whether or not any proceedings, lawsuits, legislation or other actions relating to the nuclear generating unit will have a material adverse effect on its financial position, results of operations or liquidity. For additional information, see Note G to Con Edison's financial statements included in Item 8 of the Form 10-K.

Note D - Northeast Utilities

In May 2001, Con Edison amended its complaint against Northeast Utilities in the proceeding it commenced in March 2001 in the United States District Court for the Southern District of New York, entitled Consolidated Edison, Inc. v. Northeast Utilities, with respect to their agreement and plan of merger, dated as of October 13, 1999, as amended and restated as of January 11, 2000 (the merger agreement). As amended, Con Edison's complaint seeks, among other things, recovery of damages sustained by it as a result of the material breach of the merger agreement by Northeast Utilities and the court's declaration that under the merger agreement Con Edison has no further or continuing obligations to Northeast Utilities, and that Northeast Utilities has no further or continuing rights as against Con Edison.

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

Con Edison believes that Northeast Utilities has materially breached the merger agreement and that Con Edison has not materially breached the merger agreement and is not obligated to acquire Northeast Utilities because Northeast Utilities does not meet the merger agreement's conditions that Northeast Utilities perform all of its obligations under the merger agreement, including the obligation that it carry on its businesses in the ordinary course consistent with past practice; that the representations and warranties made by it in the merger agreement were true and correct when made and remain true and correct; and that there be no material adverse change with respect to Northeast Utilities. Con Edison is unable to predict whether or not any Northeast Utilities-related lawsuits or other actions will have a material adverse effect on Con Edison's financial position, results of operations or liquidity.

Note E - Derivative Instruments and Hedging Activities

As of January 2001, Con Edison adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Deferral of the Effective Date of FASB Statement No. 133," and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities — an amendment of FASB Statement No. 133" (collectively, SFAS No. 133).

Energy Price Hedging

Con Edison's subsidiaries use derivative financial instruments to hedge market price fluctuations in related underlying transactions for the physical purchase or sale of electricity and gas (Hedges).

Con Edison's utility subsidiaries, pursuant to SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS No. 71), defer recognition in income of gains and losses on a Hedge until the underlying transaction is completed. Pursuant to rate provisions that permit the recovery of the cost of purchased power and gas, Con Edison's utility subsidiaries credit or charge to their customers gains or losses on Hedges and related transaction costs. See "Recoverable Energy Costs" in Note A to the company's financial statements included in Item 8 of the Form 10-K. To the extent SFAS No. 71 does not allow deferred recognition in income, Con Edison's utility subsidiaries have elected special hedge accounting pursuant to SFAS No. 133 (Cash Flow Hedge Accounting). Consolidated Edison Solutions, Inc., a wholly-owned subsidiary of Con Edison (which provides competitive gas and electric supply and energy-related products and services), has also elected Cash Flow Hedge Accounting.

Pursuant to Cash Flow Hedge Accounting, except as described in the following paragraph, the mark-to-market unrealized gain or loss on each Hedge is recorded in other comprehensive income and reclassified to income at the time the underlying transaction is completed. Upon adoption of SFAS No. 133, Con Edison's subsidiaries recognized after-tax transition gains of $1.6 million in other comprehensive income and $0.4 million in income. For the quarter and nine month period ended September 30, 2001, the company reclassified to income from accumulated other comprehensive income after-tax net losses relating to Hedges of $8.4 million and $8.9 million, respectively. These losses, which were recognized in net income as fuel or purchased power costs, were largely offset by inverse changes in the market value of the underlying commodities.

Under Cash Flow Hedge Accounting, any gain or loss relating to any portion of the Hedge determined to be "ineffective" is recognized in income in the period in which such determination is made. As a result, changes in value of a Hedge may be recognized in income in an earlier period than the period in which the underlying transaction is recognized in income. The company expects, however, that these changes in values will be offset, at least in part, when the underlying transactions are recognized in income. For the quarter and nine-month periods ended September 30, 2001, Con Edison Solutions recognized in income mark-to-market unrealized pre-tax net losses of $1.1 million and $11.0 million, respectively, relating primarily to derivative transactions that were determined to be "ineffective."

As of September 30, 2001, the subsidiaries' Hedges for which Cash Flow Hedge Accounting was used were for a term of less than two years and $7.5 million of losses relating to such Hedges were expected to be reclassified from accumulated other comprehensive income to income within the next 12 months.

Consolidated Edison Energy, Inc., a wholly-owned subsidiary of Con Edison (which markets specialized energy supply services to wholesale customers), enters into over-the-counter and exchange traded contracts for the purchase and sale of electricity, and installed capacity gas or oil (which may provide for either physical or financial settlement) and is considered an "energy trading organization" required to account for such trading activities in accordance with FASB Emerging Issues Task Force Issue No. 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities". With respect to such contracts, the company recognized in income unrealized mark-to-market pre-tax net losses of $2.4 million and $0.8 million in the quarter and nine month period ended September 30, 2001, respectively. Con Edison Energy has also entered into transactions for another subsidiary of Con Edison, as to which the company recognized in income an unrealized mark-to-market pre-tax net loss of $1.8 million in the quarter and an unrealized mark-to-market pre-tax net gain of $5.8 million in the nine month period ended September 30, 2001.

Interest Rate Hedging

O&R and Consolidated Edison Development, Inc., a wholly-owned subsidiary of Con Edison (which invests in and manages energy infrastructure projects), use Cash Flow Hedge Accounting for their interest rate swap agreements.

In connection with its $55 million promissory note issued to the New York State Energy Research and Development Authority for the net proceeds of the Authority's variable rate Pollution Control Refunding Revenue Bonds, 1994 Series A (the 1994 Bonds), O&R has a swap agreement pursuant to which it pays interest at a fixed rate of 6.09 percent and is paid interest at the same variable rate as is paid on the 1994 Bonds. Upon adoption of SFAS No. 133, the company recognized after-tax transition adjustment losses relating to the swap agreement of $8.1 million in other comprehensive income. In the quarter and nine-month period ended September 30, 2001, the company reclassified $0.3 million and $0.8 million, respectively, of such losses from accumulated other comprehensive income to income. As of September 30, 2001, $1.2 million of losses relating to the swap agreement were expected to be reclassified from accumulated other comprehensive income to income within the next 12 months. If the swap agreement had been terminated on September 30, 2001, O&R would have been required to pay approximately $16.2 million.

In connection with $95 million of variable rate loans undertaken relating to the Lakewood electric generating plant, Con Edison Development has swap agreements pursuant to which it pays interest at a fixed rate of 6.68 percent and is paid interest at a variable rate equal to the three-month London Interbank Offered Rate. Upon adoption of SFAS No. 133, the company recognized after-tax transition adjustment losses relating to the swap agreements of $1.6 million in other comprehensive income. In the quarter and nine-month period ended September 30, 2001, the company reclassified $0.4 million and $0.6 million, respectively, of such losses from accumulated other comprehensive income to income. As of September 30, 2001, $1.7 million of losses relating to the swap agreements were expected to be reclassified from accumulated other comprehensive income to income within the next 12 months. If these swap agreements had been terminated on September 30, 2001, Con Edison Development would have been required to pay approximately $7.6 million.

Comprehensive Income

Unrealized market-to-market gains/(losses) on derivatives included in accumulated other comprehensive income was as follows:

(Millions of Dollars, Net of Tax)	Three Months Ended September 30, 2001	Nine Months Ended September 30, 2001
Unrealized mark-to-market gain/(loss) on derivatives qualified as hedges, beginning of period	$(19.3)	$-
Unrealized mark-to-market gain/(loss) arising during period:
Cumulative effect of change in accounting principle at January 1, 2001	-	(8.1)
Other unrealized gain/(loss)	(12.0)	(24.4)
Less: Reclassification for gain/(loss) included in net income	(9.1)	(10.3)
Unrealized mark-to-market gain/(loss) on derivatives qualified as hedges, end of period	$(22.2)	$(22.2)

Note F - Financial Information by Business Segment

Consolidated Edison, Inc.

SEGMENT FINANCIAL INFORMATION

$000's

For the three months ended September 30, 2001 and 2000 (Unaudited)	Regulated Electric		Regulated Gas
	2001	2000	2001	2000
Operating revenues	$2,247,325	$2,328,220	$166,601	$177,891
Intersegment revenues	2,929	4,623	795	719
Depreciation and amortization	103,493	119,943	17,973	17,482
Operating income	395,801	390,410	(1,276)	525
	Regulated Steam		Unregulated Subsidiaries & Other
	2001	2000	2001	2000
Operating revenues	$78,703	$82,837	$200,241	$231,831
Intersegment revenues	476	467	1,629	157
Depreciation and amortization	4,521	4,631	7,138	8,729
Operating income	(6,479)	(11,468)	(1,801)	5,406
	Consolidated
	2001	2000
Operating revenues	$2,692,870	$2,820,779
Intersegment revenues	5,829	5,966
Depreciation and amortization	133,125	150,785
Operating income	386,245	384,873
For the nine months ended September 30, 2001 and 2000 (Unaudited)	Regulated Electric		Regulated Gas
	2001	2000	2001	2000
Operating revenues	$5,486,648	$5,371,732	$1,173,814	$894,380
Intersegment revenues	9,671	36,359	2,386	5,155
Depreciation and amortization	316,744	355,664	53,730	51,624
Operating income	728,878	695,039	126,933	130,209
	Regulated Steam		Unregulated Subsidiaries & Other
	2001	2000	2001	2000
Operating revenues	$426,621	$327,695	$604,265	$587,458
Intersegment revenues	1,428	1,401	6,796	848
Depreciation and amortization	13,357	13,841	21,160	17,996
Operating income	27,973	14,906	4,758	(1,243)
	Consolidated
	2001	2000
Operating revenues	$7,691,348	$7,181,265
Intersegment revenues	20,281	43,763
Depreciation and amortization	404,991	439,125
Operating income	888,542	838,911

Consolidated Edison Company of New York, Inc.

CONSOLIDATED BALANCE SHEET

(Unaudited)

	As at
	September 30, 2001	December 31, 2000
	(Thousands of Dollars)
ASSETS
UTILITY PLANT, AT ORIGINAL COST
Electric	$10,343,083	$11,135,764
Gas	2,084,888	2,020,395
Steam	754,984	740,189
General	1,212,551	1,282,254

TOTAL	14,395,506	15,178,602
Less: Accumulated depreciation	3,926,714	4,819,626

NET	10,468,792	10,358,976
Construction work in progress	506,270	476,379
Nuclear fuel assemblies and components, less accumulated amortization	-	107,641

NET UTILITY PLANT	10,975,062	10,942,996

NON-UTILITY PLANT
Non-utility property	16,264	4,087

NET PLANT	10,991,326	10,947,083

CURRENT ASSETS
Cash and temporary cash investments	417,910	70,273
Accounts receivable - customer, less allowance for uncollectible accounts of $23,789 and $25,800	732,120	743,883
Other receivables	88,610	155,656
Fuel, at average cost	18,625	28,455
Gas in storage, at average cost	82,870	64,144
Materials and supplies, at average cost	81,157	118,344
Prepayments	808,725	497,884
Other current assets	34,733	50,977

TOTAL CURRENT ASSETS	2,264,750	1,729,616

INVESTMENTS
Nuclear decommissioning trust funds	-	328,969
Other	15,080	15,068

TOTAL INVESTMENTS	15,080	344,037

DEFERRED CHARGES, REGULATORY ASSETS AND NONCURRENT ASSETS
Regulatory assets
Future federal income tax	542,716	642,868
Loss on Indian Point Sale	166,494	-
Recoverable energy costs	108,760	274,288
Real estate sale costs - First Avenue properties	104,449	103,009
Divestiture - capacity replacement reconciliation	73,850	73,850
Workers' compensation reserve	66,162	47,097
Deferred special retirement program costs	43,330	46,743
Accrued unbilled gas revenue	43,594	43,594
WTC attack non-capital costs	35,626	-
Deferred revenue taxes	35,237	36,542
Other	104,154	100,843

TOTAL REGULATORY ASSETS	1,324,372	1,368,834
Other deferred charges and noncurrent assets	155,158	158,371

TOTAL DEFERRED CHARGES, REGULATORY ASSETS AND NONCURRENT ASSETS	1,479,530	1,527,205

TOTAL	$14,750,686	$14,547,941

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

CONSOLIDATED BALANCE SHEET

(Unaudited)

	As at
	September 30, 2001	December 31, 2000
	(Thousands of Dollars)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION
Common stock	$1,482,341	$1,482,341
Repurchased Consolidated Edison, Inc. common stock	(962,092)	(962,092)
Retained earnings	4,189,572	3,995,825
Capital stock expense	(35,614)	(35,817)
Accumulated other comprehensive income	(3,111)	(673)

TOTAL COMMON SHAREHOLDER'S EQUITY	4,671,096	4,479,584

Preferred stock
Subject to mandatory redemption
6 1/8% Series J	37,050	37,050

TOTAL SUBJECT TO MANDATORY REDEMPTION	37,050	37,050

Other preferred stock
$5 Cumulative Preferred	175,000	175,000
4.65% Series C	15,330	15,330
4.65% Series D	22,233	22,233

TOTAL OTHER PREFERRED STOCK	212,563	212,563

TOTAL PREFERRED STOCK	249,613	249,613

Long-term debt	5,013,206	4,915,108

TOTAL CAPITALIZATION	9,933,915	9,644,305

NONCURRENT LIABILITIES
Obligations under capital leases	41,687	31,432
Accumulated provision for injuries and damages	164,786	148,047
Pension and benefits reserve	125,056	105,124
Other noncurrent liabilities	14,822	14,822

TOTAL NONCURRENT LIABILITIES	346,351	299,425

CURRENT LIABILITIES
Long-term debt due within one year	450,000	300,000
Notes payable	-	139,969
Accounts payable	622,217	879,602
Customer deposits	202,807	195,762
Accrued taxes	146,584	49,509
Accrued interest	85,924	78,230
Accrued wages	76,034	70,951
Other current liabilities	250,315	237,634

TOTAL CURRENT LIABILITIES	1,833,881	1,951,657

DEFERRED CREDITS AND REGULATORY LIABILITIES
Accumulated deferred federal income tax	2,079,759	2,134,973
Accumulated deferred investment tax credits	113,254	124,532
Regulatory liabilities
NYISO reconciliation	77,606	-
Gain on divestiture	63,199	50,000
Deposit from sale of First Avenue properties	50,000	50,000
Accrued electric rate reduction	38,018	38,018
DC service termination funding	25,995	18,169
NYPA revenue deficiency	18,338	35,021
Other	170,370	201,841

TOTAL REGULATORY LIABILITIES	443,526	393,049

TOTAL DEFERRED CREDITS AND REGULATORY LIABILITIES	2,636,539	2,652,554

TOTAL	$14,750,686	$14,547,941

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

CONSOLIDATED INCOME STATEMENT

For the Three Months Ended September 30, 2001 and 2000 (Unaudited)	2001	2000
	(Thousands of Dollars)
OPERATING REVENUES
Electric	$2,069,413	$2,156,383
Gas	148,891	159,439
Steam	78,703	82,837

TOTAL OPERATING REVENUES	2,297,007	2,398,659

OPERATING EXPENSES
Purchased power	892,012	984,022
Fuel	88,207	95,977
Gas purchased for resale	65,490	72,866
Other operations	210,438	212,756
Maintenance	94,564	107,544
Depreciation and amortization	117,727	134,651
Taxes, other than income tax	294,617	307,983
Income tax	167,500	123,067

TOTAL OPERATING EXPENSES	1,930,555	2,038,866

OPERATING INCOME	366,452	359,793
OTHER INCOME (DEDUCTIONS)
Investment income	1,033	547
Allowance for equity funds used during construction	286	439
Other income less miscellaneous deductions	(211)	7,627
Income tax	1,721	(2,501)

TOTAL OTHER INCOME (DEDUCTIONS)	2,829	6,112

INCOME BEFORE INTEREST CHARGES	369,281	365,905
Interest on long-term debt	91,693	85,633
Other interest	6,700	11,541
Allowance for borrowed funds used during construction	(1,540)	(994)

NET INTEREST CHARGES	96,853	96,180

NET INCOME	272,428	269,725
PREFERRED STOCK DIVIDEND REQUIREMENTS	3,398	3,398

NET INCOME FOR COMMON STOCK	$269,030	$266,327

CON EDISON OF NEW YORK SALES
Electric (thousands of kilowatthours)
Con Edison of New York customers	9,550,529	9,263,651
Delivery service for Retail Choice	3,052,518	2,597,461
Delivery service to NYPA and others	2,856,223	2,682,320

Total sales in service territory	15,459,270	14,543,432
Gas (dekatherms)
Firm sales and transportation	10,626,220	10,914,927
Off-peak firm/interruptible	2,630,760	3,049,018

Total sales to Con Edison of New York customers	13,256,980	13,963,945
Transportation of customer-owned gas
NYPA	6,233,891	6,626,479
Other	40,218,620	33,674,972

Total sales and transportation	59,709,491	54,265,396
Steam (thousands of pounds)	5,846,306	5,500,759

Consolidated Edison Company of New York, Inc.

CONSOLIDATED INCOME STATEMENT

For the Nine Months Ended September 30, 2001 and 2000 (Unaudited)	2001	2000
	(Thousands of Dollars)
OPERATING REVENUES
Electric	$5,049,023	$5,009,046
Gas	1,015,659	770,461
Steam	426,621	327,695

TOTAL OPERATING REVENUES	6,491,303	6,107,202

OPERATING EXPENSES
Purchased power	2,267,955	2,241,446
Fuel	304,542	223,906
Gas purchased for resale	563,995	323,046
Other operations	654,625	709,050
Maintenance	325,738	329,786
Depreciation and amortization	359,254	399,149
Taxes, other than income tax	821,548	835,402
Income tax	360,426	251,184

TOTAL OPERATING EXPENSES	5,658,083	5,312,969

OPERATING INCOME	833,220	794,233
OTHER INCOME (DEDUCTIONS)
Investment income	1,307	2,097
Allowance for equity funds used during construction	787	214
Other income less miscellaneous deductions	413	5,330
Income tax	5,842	(1,685)

TOTAL OTHER INCOME (DEDUCTIONS)	8,349	5,956

INCOME BEFORE INTEREST CHARGES	841,569	800,189
Interest on long-term debt	270,187	243,532
Other interest	21,679	34,303
Allowance for borrowed funds used during construction	(4,235)	(3,579)

NET INTEREST CHARGES	287,631	274,256

NET INCOME	553,938	525,933
PREFERRED STOCK DIVIDEND REQUIREMENTS	10,194	10,194

NET INCOME FOR COMMON STOCK	$543,744	$515,739

CON EDISON OF NEW YORK SALES
Electric (thousands of kilowatthours)
Con Edison of New York customers	24,617,695	24,282,320
Delivery service for Retail Choice	7,893,171	6,973,290
Delivery service to NYPA and others	7,846,326	7,494,113

Total sales in service territory	40,357,192	38,749,723
Gas (dekatherms)
Firm sales and transportation	76,065,976	71,562,503
Off-peak firm/interruptible	11,260,737	11,404,662

Total sales to Con Edison of New York customers	87,326,713	82,967,165
Transportation of customer-owned gas
NYPA	7,810,064	15,607,822
Other	65,695,290	78,807,982

Total sales and transportations	160,832,067	177,382,969
Steam (thousands of pounds)	21,036,158	20,392,813

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

CONSOLIDATED STATEMENT OF RETAINED EARNINGS

(Unaudited)

	As at
	September 30, 2001	December 31, 2000
	(Thousands of Dollars)
BALANCE, JANUARY 1	$3,995,825	$3,887,993
Net income for the period	553,938	583,715

TOTAL	4,549,763	4,471,708

DIVIDENDS DECLARED ON CAPITAL STOCK
Cumulative Preferred, at required annual rates	10,194	13,593
Common	349,997	462,290

TOTAL DIVIDENDS DECLARED	360,191	475,883

ENDING BALANCE	$4,189,572	$3,995,825

Consolidated Edison Company of New York, Inc.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

For the Nine Months Ended September 30, 2001 and 2000 (Unaudited)	2001	2000
	(Thousands of Dollars)
NET INCOME FOR COMMON STOCK	$543,744	$515,739
OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAXES
Minimum pension liability adjustments, net of $1,593 taxes	(2,118)	-
Unrealized (losses)/gains on derivatives qualified as hedges, net of $2,191 taxes	(2,983)	-
Less: Reclassification adjustment for (losses)/gains included in net income, net of $1,863 taxes	(2,663)	-

TOTAL OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAXES	(2,438)	-

COMPREHENSIVE INCOME	$541,306	$515,739

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS

For The Nine Months Ended September 30, 2001 and 2000 (Unaudited)	2001	2000
	(Thousands of Dollars)
OPERATING ACTIVITIES
Net income	$553,938	$525,933
PRINCIPAL NON-CASH CHARGES (CREDITS) TO INCOME
Depreciation and amortization	359,028	399,149
Income tax deferred (excluding taxes resulting from divestiture of plant)	10,883	153,943
Common equity component of allowance for funds used during construction	(787)	(214)
Prepayments - accrued pension credits	(248,779)	(177,040)
Other non-cash charges	57,790	4,256
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable - customer, less allowance for uncollectibles	11,763	(107,716)
Materials and supplies, including fuel and gas in storage	(14,028)	(32,683)
Prepayments (other than pensions), other receivables and other current assets	(207)	(133,559)
Deferred recoverable energy costs	165,528	(103,334)
Cost of removal less salvage	(69,818)	(83,386)
Accounts payable	(255,927)	191,685
Other-net	208,501	105,451

NET CASH FLOWS FROM OPERATING ACTIVITIES	777,885	742,485

INVESTING ACTIVITIES INCLUDING CONSTRUCTION
Construction expenditures	(715,469)	(631,277)
Nuclear fuel expenditures	(6,111)	(26,473)
Contributions to nuclear decommissioning trust	(89,185)	(15,975)
Divestiture of utility plant (net of federal income tax)	653,694	-
Common equity component of allowance for funds used during construction	787	214

NET CASH FLOWS USED IN INVESTING ACTIVITIES INCLUDING CONSTRUCTION	(156,284)	(673,511)

FINANCING ACTIVITIES INCLUDING DIVIDENDS
Repurchase of common stock	-	(29,454)
Net reduction from short-term debt	(139,969)	(330,402)
Additions to long-term debt	624,600	625,000
Retirement of long-term debt	(378,150)	(275,000)
Issuance and refunding costs	(20,254)	(4,894)
Common stock dividends	(349,997)	(346,754)
Preferred stock dividends	(10,194)	(10,194)

NET CASH FLOWS USED IN FINANCING ACTIVITIES INCLUDING DIVIDENDS	(273,964)	(371,698)

NET INCREASE/(DECREASE) IN CASH AND TEMPORARY CASH INVESTMENTS	347,637	(302,724)
CASH AND TEMPORARY CASH INVESTMENTS AT JANUARY 1	70,273	349,033

CASH AND TEMPORARY CASH INVESTMENTS AT SEPTEMBER 30	$417,910	$46,309

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$247,076	$226,346
Income taxes	222,531	67,515

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

New Accounting Standards

Reference is made to Note A to the Con Edison financial statements included in Part 1, Item 1 of this report for a description of four new accounting standards that the Financial Accounting Standards Board has issued in 2001. The company has not yet determined the impact the new accounting standards will have on its financial statements.

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

At September 30, 2001, Con Edison of New York had accrued $92.4 million as its best estimate of its liability for sites as to which it has received process or notice alleging that hazardous substances generated by the company and, in most instances, other potentially responsible parties) were deposited. There will be additional liability at these sites and other sites, the amount of which is not presently determinable but may be material to the company's financial position, results of operations or liquidity.

Under Con Edison of New York's current electric, gas and steam rate agreements, site investigation and remediation costs in excess of $5 million annually incurred with respect to hazardous waste for which it is responsible are to be deferred and subsequently reflected in rates. At September 30, 2001, $20.5 million of such costs had been deferred as regulatory assets.

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

Note C - Nuclear Generation

In September 2001, the sale of Con Edison of New York's nuclear generating unit and related assets, and the transfer to the buyer of the company's nuclear decommissioning trust funds, was completed. The net after-tax loss from the sale, which has been deferred as a regulatory asset, was $166.5 million. The loss on the sale is recoverable from customers pursuant to the agreements covering the company's electric rates, which provide that the company "will be given a reasonable opportunity to recover stranded and strandable costs remaining at March 31, 2005, including a reasonable return on investments, under the parameters and during the time periods set forth therein." See "Rate and Restructuring Agreements" in Note A to the Con Edison of New York financial statements included in Item 8 of the Form 10-K.

The New York State Public Service Commission (PSC) is investigating the February 2000 to January 2001 outage of the nuclear generating unit, its causes and the prudence of the company's actions regarding the operation and maintenance of the generating unit. An appeal is pending in the United States Court of Appeals for the Second Circuit of the October 2000 decision by the United States District Court for the Northern District of New York, in an action entitled Consolidated Edison Company of New York, Inc. v. Pataki, et al., in which the court determined that the law that directed the PSC to prohibit the company from recovering replacement power costs for the outage from customers was unconstitutional and granted the company's motion for a permanent injunction to prevent its implementation. The company is unable to predict whether or not any proceedings, lawsuits, legislation or other actions relating to the nuclear generating unit will have a material adverse effect on its financial position, results of operations or liquidity. For additional information, see Note G to Con Edison of New York's financial statements included in Item 8 of the Form 10-K.

Note D - Derivative Instruments and Hedging Activities

As of January 2001, Con Edison of New York adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Deferral of the Effective Date of FASB Statement No. 133," and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities — an amendment of FASB Statement No. 133" (collectively, SFAS No. 133).

Con Edison of New York uses derivative financial instruments to hedge market price fluctuations in related underlying transactions for the physical purchase or sale of electricity and gas (Hedges).

Pursuant to SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation," the company defers recognition in income of gains and losses on a Hedge until the underlying transaction is completed. Pursuant to rate provisions that permit the recovery of the cost of purchased power and gas, the company credits or charges to its customers gains or losses on Hedges and related transaction costs.

See "Recoverable Energy Costs" in Note A to the company's financial statements included in Item 8 of the Form 10-K. To the extent SFAS No. 71 does not allow deferred recognition in income, the company has elected special hedge accounting pursuant to SFAS No. 133 (Cash Flow Hedge Accounting).

Pursuant to Cash Flow Hedge Accounting, the mark-to-market unrealized gain or loss on each Hedge is recorded in other comprehensive income and reclassified to income at the time the underlying transaction is completed (except that any gain or loss relating to any portion of the Hedge determined to be "ineffective" is recognized in income in the period in which such determination is made).

Upon adoption of SFAS No. 133, the company had no transition adjustments to recognize in other comprehensive income. For the quarter and nine month period ended September 30, 2001, the company reclassified to income from accumulated other comprehensive income after-tax net losses relating to Hedges of $2.2 million and $2.7 million, respectively. These losses, which were recognized in net income as purchased power costs, were largely offset by inverse changes in the market value of the underlying commodity. As of September 30, 2001, Hedges for which Cash Flow Hedge Accounting was used were for a term of less than 12 months and $0.3 million of losses relating to such Hedges were expected to be reclassified from accumulated other comprehensive income to income within the next 12 months.

Comprehensive Income

Unrealized mark-to-market gains/(losses) on derivatives included in accumulated other comprehensive income was as follows:

(Millions of Dollars, Net of Tax)	Three Months Ended September 30, 2001	Nine Months Ended September 30, 2001
Unrealized mark-to-market gain/(loss) on derivatives qualified as hedges, beginning of period	$(2.1)	$-
Unrealized mark-to-market gain/(loss) arising during period:
Cumulative effect of change in accounting principle at January 1, 2001	-	-
Other unrealized gain/(loss)	(0.4)	(3.0)
Less: Reclassification for gain/(loss) included in net income	(2.2)	(2.7)
Unrealized mark-to-market gain/(loss) on derivatives qualified as hedges, end of period	$(0.3)	$(0.3)

Note E - Financial Information by Business Segment

Consolidated Edison Company of New York, Inc.

SEGMENT FINANCIAL INFORMATION

$000's

For the three months ended September 30, 2001 and 2000 (Unaudited)	Regulated Electric		Regulated Gas
	2001	2000	2001	2000
Operating revenues	$2,069,413	$2,156,383	$148,891	$159,439
Intersegment revenues	2,929	2,663	795	719
Depreciation and amortization	97,005	114,835	16,201	15,185
Operating income	373,176	368,097	(245)	3,164
	Regulated Steam		Total
	2001	2000	2001	2000 2000
Operating revenues	$78,703	$82,837	$2,297,007	$2,398,659
Intersegment revenues	476	467	4,200	3,849
Depreciation and amortization	4,521	4,631	117,727	134,651
Operating income	(6,479)	(11,468)	366,452	359,793
For the nine months ended September 30, 2001 and 2000 (Unaudited)	Regulated Electric		Regulated Gas
	2001	2000	2001	2000
Operating revenues	$5,049,023	$5,009,046	$1,015,659	$770,461
Intersegment revenues	8,787	7,990	2,386	2,155
Depreciation and amortization	298,070	340,448	47,827	44,860
Operating income	686,782	654,857	118,465	124,470
	Regulated Steam		Total
	2001	2000	2001	2000
Operating revenues	$426,621	$327,695	$6,491,303	$6,107,202
Intersegment revenues	1,428	1,401	12,601	11,546
Depreciation and amortization	13,357	13,841	359,254	399,149
Operating income	27,973	14,906	833,220	794,233

Orange and Rockland Utilities, Inc.

CONSOLIDATED BALANCE SHEET

(Unaudited)

	As at
	September 30, 2001	December 31, 2000
	(Thousands of Dollars)
ASSETS
UTILITY PLANT, AT ORIGINAL COST:
Electric	$680,236	$672,338
Gas	287,109	279,661
Common	108,230	106,348

TOTAL	1,075,575	1,058,347
Less: accumulated depreciation	383,249	366,432

NET	692,326	691,915
Construction work in progress	38,110	28,091

Net Utility Plant	730,436	720,006

NON-UTILITY PLANT
Non-utility property, less accumulated depreciation of $215 and $239	2,624	3,249

NET PLANT	733,060	723,255

CURRENT ASSETS:
Cash and cash equivalents	4,073	8,483
Customer accounts receivable, less allowance for uncollectable accounts of $2,500 and $3,845	80,209	82,183
Other accounts receivable, less allowance for uncollectable accounts of $1,033 and $818	9,494	7,551
Account receivable from affiliated company	5,652	-
Accrued utility revenue	20,428	29,025
Gas in storage, at average cost	20,373	16,567
Materials and supplies, at average cost	5,386	4,815
Prepayments	23,984	23,854
Other current assets	14,838	20,735

TOTAL CURRENT ASSETS	184,437	193,213

INVESTMENTS:
Other	6	6

TOTAL INVESTMENTS	6	6

DEFERRED CHARGES, REGULATORY ASSETS AND NONCURRENT ASSETS
Regulatory assets
Recoverable fuel costs	85,314	66,207
Deferred pension and other postretirement benefits	40,396	41,890
Deferred environmental remediation costs	40,129	34,056
Future federal income tax	34,094	33,659
Other regulatory assets	26,725	26,761
Deferred revenue taxes	7,378	7,337
Hedges on energy trading	3,004	-

TOTAL REGULATORY ASSETS	237,040	209,910
Other deferred charges and noncurrent assets	13,106	12,273

TOTAL DEFERRED CHARGES, REGULATORY ASSETS AND NONCURRENT ASSETS	250,146	222,183

TOTAL	$1,167,649	$1,138,657

The accompanying notes are an integral part of these financial statements.

Orange and Rockland Utilities, Inc.

CONSOLIDATED BALANCE SHEET

(Unaudited)

	As at
	September 30, 2001	December 31, 2000
	(Thousands of Dollars)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
Common stock	$5	$5
Additional paid In capital	194,499	194,498
Retained earnings	152,359	139,610
Accumulated comprehensive Income	(11,529)	(1,473)

TOTAL COMMON SHAREHOLDERS' EQUITY	335,334	332,640
Long term debt	335,743	335,656

TOTAL CAPITALIZATION	671,077	668,296

NON-CURRENT LIABILITIES
Pension and Benefit Reserve	87,808	76,222
Other noncurrent liabilities	14,957	16,636

TOTAL NON-CURRENT LIABILITIES	102,765	92,858

CURRENT LIABILITIES
Notes payable	37,850	40,820
Accounts payable	66,153	58,664
Accounts payable to affiliated companies	-	9,169
Accrued federal income and other taxes	11,864	4,863
Customer deposits	8,470	7,126
Accrued interest	11,208	7,087
Accrued environmental costs	38,544	32,852
Other current liabilities	30,180	27,756

TOTAL CURRENT LIABILITIES	204,269	188,337

DEFERRED CREDITS AND REGULATORY LIABILITIES
Accumulated deferred federal income tax	115,953	120,497
Deferred investment tax credits	6,543	6,897
Regulatory liabilities
Pension and other benefits	7,820	15,587
Gas recoveries and pipeline refunds	12,853	15,076
Competition enhancement fund	13,378	14,198
Gain on divesture	7,199	10,338
Other regulatory liabilities	9,471	6,358

TOTAL REGULATORY LIABILITIES	50,721	61,557
Deferred credits
Termination cost long-term debt	16,247	-
Other deferred credits	73	215

TOTAL DEFERRED CREDITS	16,320	215

TOTAL DEFERRED CREDITS AND REGULATORY LIABILITIES	189,537	189,166

TOTAL	$1,167,649	$1,138,657

The accompanying notes are an integral part of these financial statements.

Orange And Rockland Utilities, Inc.

CONSOLIDATED INCOME STATEMENT

For the Three Months Ended September 30, 2001 and 2000 (Unaudited)	2001	2000
	(Thousands of Dollars)
OPERATING REVENUES
Electric	$177,912	$173,794
Gas	17,710	18,452
Non-utility	28	4,390

TOTAL OPERATING REVENUES	195,650	196,636

OPERATING EXPENSES
Purchased power	97,855	97,827
Gas purchased for resale	10,302	11,148
Other operations	26,596	27,782
Maintenance	6,564	7,426
Depreciation and amortization	8,260	7,406
Taxes, other than income tax	14,117	15,850
Income Taxes	10,465	7,329

TOTAL OPERATING EXPENSES	174,159	174,768

OPERATING INCOME	21,491	21,868
OTHER INCOME (DEDUCTIONS)
Investment income	340	817
Allowance for equity funds used during construction	-	102
Other income and deductions	(237)	325
Income Taxes	779	(442)

TOTAL OTHER INCOME (DEDUCTIONS)	882	802

INCOME BEFORE INTEREST CHARGES	22,373	22,670
INTEREST CHARGES
Interest on long-term debt	5,463	5,616
Other interest	483	887
Allowance for borrowed funds used during construction	(394)	(154)

TOTAL INTEREST CHARGES	5,552	6,349

NET INCOME FOR COMMON STOCK	$16,821	$16,321

ORANGE AND ROCKLAND SALES & DELIVERIES
Electric - (thousands of killowatthours)
Orange and Rockland customers	1,247,031	1,307,980
Delivery service for Retail Choice	239,861	133,435

Total sales in service territory	1,486,892	1,441,415
Gas - (dekatherms)
Firm sales and transportation	2,202,278	2,186,510
Interruptible sales and transportation	1,115,332	1,331,302

Total sales to Orange and Rockland customers	3,317,610	3,517,812
Transportation of customer-owned gas	6,506,143	3,655,891

TOTAL SALES AND TRANSPORTATION	9,823,753	7,173,703

The accompanying notes are an integral part of these financial statements.

Orange and Rockland Utilities, Inc.

CONSOLIDATED INCOME STATEMENT

For the Nine Months Ended September 30, 2001 and 2000 (Unaudited)	2001	2000
	(Thousands of Dollars)
OPERATING REVENUES
Electric	$438,497	$391,046
Gas	158,154	126,919
Non-utility	62	4,506

TOTAL OPERATING REVENUES	596,713	522,471

OPERATING EXPENSES
Purchased power	242,825	206,998
Fuel	-	39
Gas purchased for resale	107,368	78,074
Other operations	84,681	85,524
Maintenance	20,176	20,158
Depreciation and amortization	24,578	21,982
Taxes, other than income tax	42,382	44,743
Income Taxes	24,635	17,228

TOTAL OPERATING EXPENSES	546,645	474,746

OPERATING INCOME	50,068	47,725
OTHER INCOME (DEDUCTIONS)
Investment income	1,549	5,202
Allowance for equity funds used during construction	-	237
Other income and deductions	(578)	84
Income Taxes	648	(1,813)

TOTAL OTHER INCOME (DEDUCTIONS)	1,619	3,710

INCOME BEFORE INTEREST CHARGES	51,687	51,435
INTEREST CHARGES
Interest on long-term debt	16,483	17,286
Other interest	2,378	2,140
Allowance for borrowed funds used during construction	(923)	(356)

TOTAL INTEREST CHARGES	17,938	19,070

NET INCOME FOR COMMON STOCK	$33,749	$32,365

ORANGE AND ROCKLAND SALES & DELIVERIES
Electric - (thousands of killowatthours)
Orange and Rockland customers	3,441,638	3,359,326
Delivery service for Retail Choice	560,606	486,091

Total sales in service territory	4,002,244	3,845,417
Gas - (dekatherms)
Firm sales and transportation	14,896,513	14,948,988
Interruptible sales and transportation	5,195,611	5,799,179

Total sales to Orange and Rockland customers	20,092,124	20,748,167
Transportation of customer-owned gas	9,998,396	11,055,417

TOTAL SALES AND TRANSPORTATION	30,090,520	31,803,584

The accompanying notes are an integral part of these financial statements.

Orange and Rockland Utilities, Inc.

CONSOLIDATED STATEMENT OF RETAINED EARNINGS

(Unaudited)

	As at
	September 30, 2001	December 31, 2000
	(Thousands of Dollars)
BALANCE, JANUARY 1	$139,610	$134,995
Net income for the period	33,749	32,365

TOTAL	173,359	167,360
Dividends declared on Capital Stock	(21,000)	(27,750)

ENDING BALANCE	$152,359	$139,610

Orange and Rockland Utilities, Inc.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

For the Nine Months Ended September 30, 2001 and 2000 (Unaudited)	2001	2000
	(Thousands of Dollars)
NET INCOME FOR COMMON STOCK	$33,749	$32,365
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES
Investment in marketable securities, net of $(552) taxes	(576)	-
Minimum pension liability adjustments, net of $63 taxes	63	-
Unrealized (losses)/gains on derivatives qualified as hedges due to cumulative effect of a change in accounting principle, net of $5,751 taxes	(8,107)	-
Unrealized (losses)/gains on derivatives qualified as hedges during 2001, net of ($1,580) taxes	(2,227)	-
Less: Reclassification adjustment for (losses)/gains included in net income, net of $626 taxes	(791)	-

TOTAL OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAXES	(10,056)	-

COMPREHENSIVE INCOME	$23,693	$32,365

The accompanying notes are an integral part of these financial statements.

Orange and Rockland Utilities, Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Nine Ended September 30, 2001 and 2000 (Unaudited)	2001	2000
	(Thousands of Dollars)
OPERATING ACTIVITIES
Net income	$33,749	$32,365
PRINCIPAL NON-CASH CHARGES (CREDITS) TO INCOME
Depreciation and amortization	24,341	21,982
Amortization of investment tax credit	(354)	(341)
Federal and state income tax deferred	(4,980)	(6,839)
Common equity component of allowance for funds used during construction	-	(237)
Other non-cash changes (debits)	(333)	1,765
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable—net, and accrued utility revenue	4,919	(10,328)
Materials and supplies, including fuel and gas in storage	(4,376)	277
Prepayments, other receivables and other current assets	3,823	(8,442)
Deferred recoverable fuel costs	(14,323)	(11,665)
Accounts payable	(1,680)	3,075
Other—net	15,725	16,135

NET CASH FLOWS FROM OPERATING ACTIVITIES	56,511	37,747

INVESTING ACTIVITIES INCLUDING CONSTRUCTION
Construction expenditures	(37,071)	(31,100)
Proceeds from disposition of property	120	-
Common equity component of allowance for funds used during construction	-	237

NET CASH FLOWS USED IN INVESTING ACTIVITIES INCLUDING CONSTRUCTION	(36,951)	(30,863)

FINANCING ACTIVITIES
Issuance of capital lease obligation
Issuance of long-term debt	-	55,000
Retirement of long-term debt	-	(120,030)
Short-term debt arrangements	(2,970)	5,900
Dividend to parent	(21,000)	(18,500)
Preferred stock dividends	-	-

NET CASH FLOWS FROM FINANCING ACTIVITIES INCLUDING DIVIDENDS	(23,970)	(77,630)

NET DECREASE IN CASH AND TEMPORARY CASH INVESTMENTS	(4,410)	(70,746)
CASH AND TEMPORARY CASH INVESTMENTS AT JANUARY 1	8,483	78,927

CASH AND TEMPORARY CASH INVESTMENTS AT SEPTEMBER 30	$4,073	$8,181

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$14,761	$20,878
Income Taxes	$14,503	$27,819

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

Recoverable Energy Costs

O&R and it's New Jersey utility subsidiary, Rockland Electric Company (RECO), generally recover all of their prudently incurred purchased power and gas costs in accordance with rate provisions approved by their state public utility commissions. At September 30, 2001, RECO had $73.5 million of purchase power costs deferred for charge to customers in the manner and at such time as is to be determined by the New Jersey Board of Public Utilities. See "Rate Regulation" and "Energy Costs" in Note A to the O&R financial statements included in Item 8 of the Form 10-K.

New Accounting Standards

Reference is made to Note A to the Con Edison financial statements included in Part 1, Item 1 of this report for a description of four new accounting standards that the Financial Accounting Standards Board has issued in 2001. The company has not yet determined the impact the new accounting standards will have on its financial statements.

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

At September 30, 2001, O&R had accrued $38.5 million as its best estimate of its liability for sites as to which it has received process or notice alleging that hazardous substances generated by the company (and, in most instances, other potentially responsible parties) were deposited. There will be additional liability at these sites and other sites, including the costs of investigating and remediating sites where the company or its predecessors manufactured gas. The total amount of liability is not presently determinable but may be material to the company's financial position, results of operations or liquidity.

Under O&R's current gas rate agreement, O&R may defer for subsequent recovery through rates the cost of investigating and remediating manufactured gas sites. At September 30, 2001, $40.1 million of such costs had been deferred as a regulatory asset.

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

In May 2000, the New York State Department of Environmental Conservation (DEC) issued notices of violation to O&R and four other companies that have operated coal — fired electric generating facilities in New York State. The notices allege violations of the federal Clean Air Act and the New York State Environmental Conservation law resulting from the alleged failure of the companies to obtain DEC permits for physical modifications to their generating facilities and to install pollution control equipment that would have reduced harmful emissions. The notice of violation received by O&R relates to the Lovett Generating Station that it sold in June 1999. O&R is unable to predict whether or not the alleged violations will have a material adverse effect on its financial position, results of operations or liquidity.

Note C - Related Party Transactions

O&R is invoiced monthly by Con Edison and its affiliates for the cost of any services they render to the company. These services, provided primarily by Con Edison of New York, include substantially all administrative support operations such as corporate directorship and associated ministerial duties, accounting, treasury, investor relations, information resources, legal, human resources, fuel supply and energy management services. The cost of these services totaled $10.4 million during the first nine months of 2001. In addition, O&R purchased $114.8 million of gas and $26.5 million of electricity (including the cost of energy price hedging) from Con Edison of New York during this period. See Note D for information about energy price hedging which Con Edison of New York entered into on behalf of O&R.

O&R provides certain recurring services to Con Edison of New York on a monthly basis, including cash receipts processing and certain other services. The cost of these services totaled $8.2 million during the first nine months of 2001.

Note D - Derivative Instruments and Hedging Activities

As of January 2001, O&R adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Deferral of the Effective Date of FASB Statement No. 133," and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities —an amendment of FASB Statement No. 133" (collectively, SFAS No. 133).

Energy Price Hedging

O&R uses derivative financial instruments to hedge market price fluctuations in related underlying transactions for the physical purchase or sale of electricity and gas (Hedges).

Pursuant to SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation", the company defers recognition in income of gains and losses on a Hedge until the underlying transaction is completed. Pursuant to rate provisions that permit the recovery of the cost of purchased power and gas, the company credits or charges to its customers gains or losses on Hedges and related transaction costs. See "Rate Regulation" and "Energy Costs" in Note A to the company's financial statements included in Item 8 of the Form 10-K. Upon adoption of SFAS No. 133, the company had no transition adjustments relating to Hedges to recognize in other comprehensive income.

Interest Rate Hedging

In connection with its $55 million promissory note issued to the New York State Energy Research and Development Authority for the net proceeds of the Authority's variable rate Pollution Control Refunding Revenue Bonds, 1994 Series A (the 1994 Bonds), O&R has a swap agreement pursuant to which it pays interest at a fixed rate of 6.09 percent and is paid interest at the same variable rate as is paid on the 1994 Bonds. Upon adoption of SFAS No. 133, the company recognized after-tax transition adjustment losses relating to the swap agreement of $8.1 million in other comprehensive income. In the quarter and nine-month period ended September 30, 2001, the company reclassified $0.3 million and $0.8 million, respectively, of such losses from accumulated other comprehensive income to income. As of September 30, 2001, $1.2 million of losses relating to the swap agreement were expected to be reclassified from accumulated other comprehensive income to income within the next 12 months. If the swap agreement had been terminated on September 30, 2001, O&R would have been required to pay approximately $16.2 million.

Comprehensive Income

Unrealized mark-to-market gains/(losses) on derivatives included in accumulated other comprehensive income was as follows:

(Millions of Dollars, Net of Tax)	Three Months Ended September 30, 2001	Nine Months Ended September 30, 2001
Unrealized mark-to-market gain/(loss) on derivatives qualified as hedges, beginning of period	$(7.6)	$-
Unrealized mark-to-market gain/(loss) arising during period:
Cumulative effect of change in accounting principle at January 1, 2001	-	(8.1)
Other unrealized gain/(loss)	(2.2)	(2.2)
Less: Reclassification for gain/(loss) included in net income	(0.3)	(0.8)
Unrealized mark-to-market gain/(loss) on derivatives qualified as hedges, End of period	$(9.5)	$(9.5)

Note E - Financial Information by Business Segment

Orange and Rockland Utilities, Inc.

SEGMENT FINANCIAL INFORMATION

$000's

For the three months ended September 30, 2001 and 2000 (Unaudited)	Regulated Electric		Regulated Gas
	2001	2000	2001	2000
Sales Revenues	$177,910	$173,791	$17,710	$18,452
Intersegment Revenues	-	3	-	-
Depreciation and amortization	6,488	5,175	1,772	2,297
Operating Income	22,710	22,313	(1,031)	(2,639)
	Unregulated Subsidiaries & Other		Consolidated
	2001	2000	2001	2000
Sales Revenues	$30	$4,390	$195,650	$196,633
Intersegment Revenues	-	-	-	3
Depreciation and amortization	-	1	8,260	7,473
Operating Income	(103)	2,194	21,576	21,868
For the nine months ended September 30, 2001 and 2000 (Unaudited)	Regulated Electric		Regulated Gas
	2001	2000	2001	2000
Sales Revenues	$438,478	$391,037	$158,154	$126,919
Intersegment Revenues	12	9	-	-
Depreciation and amortization	18,674	15,417	5,903	6,764
Operating Income	42,200	40,182	8,468	5,739
	Unregulated Subsidiaries & Other		Consolidated
	2001	2000	2001	2000
Sales Revenues	$69	$4,506	$596,701	$522,462
Intersegment Revenues	-	-	12	9
Depreciation and amortization	-	2	24,577	22,183
Operating Income	(496)	1,804	50,172	47,725

The accompanying notes are an integral part of these financial statements.

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

The following discussion and analysis, which relates to the interim consolidated financial statements of Con Edison and its subsidiaries (including Con Edison of New York and O&R) included in Part I, Item 1 of this report, should be read in conjunction with Con Edison's Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of the combined Con Edison, Con Edison of New York and O&R Annual Reports on Form 10-K for the year ended December 31, 2000 (File Nos. 1-14514, 1-1217 and 1-4315, the Form 10-K) and Con Edison's Management's Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 2 of the combined Con Edison, Con Edison of New York and O&R Quarterly Reports on Form 10-Q for the quarterly period ended March 31, 2001 and June 30, 2001. Reference is also made to the notes to the Con Edison financial statements in Part I, Item 1 of this report, which notes are incorporated herein by reference.

Liquidity and Capital Resources

Cash and temporary cash investments and outstanding notes payable (principally commercial paper) at September 30, 2001 and December 31, 2000 were:

(Millions of dollars)	September 30, 2001	December 31, 2000
Cash and temporary cash investments	$432.1	$94.8
Notes payable	$202.1	$255.0

The increase in cash and temporary cash investments at September 30, 2001 compared with December 31, 2000 reflects primarily the net cash flows from the sales of the company's nuclear generating unit and its interest in another generating plant.

Cash Flows from Operating Activities

Net cash flows from operating activities during the first nine months of 2001 increased $83.3 million compared with the first nine months of 2000, reflecting principally increased net income and decreased accounts receivable and recoverable energy costs, offset in part by increased accrued pension credits and decreased accounts payable.

Customer accounts receivable, less allowance for uncollectible accounts, was $46.7 million lower at September 30, 2001 than at year-end 2000, due primarily to lower customer billings by Con Edison's non-utility subsidiaries, reflecting reduced gas volumes in September 2001 as compared to December 2000 and lower energy costs, offset in part by the timing of customer payments. Con Edison of New York's equivalent number of days of revenue outstanding (ENDRO) of customer accounts receivable was 29.8 days at September 30, 2001 compared with 29.7 days at December 31, 2000. For O&R, the ENDRO was 52.8 days at September 30, 2001 and 35.4 days at December 31, 2000. The O&R

ENDRO at September 30, 2001 reflects amounts due from a major customer that were paid in October 2001; excluding this customer O&R's ENDRO at September 30, 2001 would have been 46.2 days.

Prepayments include cumulative credits to pension expense for Con Edison of New York amounting to $615.5 million at September 30, 2001 compared with $366.7 million at December 31, 2000. Pension credits, which result primarily from favorable performance by the company's pension fund in past years, increase net income but do not provide cash for the company's operations. See Note D to the Con Edison financial statements included in Item 8 of the Form 10-K.

The regulatory asset for deferred recoverable energy costs decreased $146.4 million at September 30, 2001 compared with December 31, 2000, due primarily to the ongoing recovery of previously deferred amounts, offset in part by the deferral for future recovery of additional purchased power and gas costs. See "Recoverable Energy Costs" in Note A to the Con Edison financial statements included in Part I, Item 1 of this report.

In September 2001, Con Edison of New York completed the sale of its nuclear generating unit and related assets, and the transfer to the buyer of its nuclear decommissioning trust funds. The resulting loss of $166.5 million has been deferred as a regulatory asset for future recovery under the terms of the agreements covering the company's electric rates. In addition the regulatory asset for future federal income tax was reduced by $89.0 million to reflect the loss. See Note C to the Con Edison financial statements included in Part I, Item 1 of this report.

The regulatory asset for World Trade Center incident is for the company's non-capital costs relating to the September 11, 2001 attack. See "World Trade Center Attack", below.

The accumulated provision for injuries and damages increased $16.4 million at September 30, 2001 compared with year-end 2000, due primarily to increased workers' compensation claims.

Unfunded pension and other post-employment benefit (OPEB) obligations (shown as pension and benefit reserve on the balance sheet) increased $31.8 million at September 30, 2001 compared with year-end 2000. Con Edison of New York's policy is to fund its pension and OPEB costs to the extent deductible under current tax regulations. O&R's policy is to fund the amounts recovered in rates for its pension and OPEB costs to the extent those contributions are tax deductible. The reserve also includes a minimum liability for supplemental executive retirement programs, a portion of which liability has been included in other comprehensive income. See Note E to the Con Edison financial statements included in Item 8 of the Form 10-K.

Accounts payable decreased $283.9 million at September 30, 2001 compared with year-end 2000, due primarily to lower energy purchases in September 2001 as compared to December 2000, offset in part by higher energy costs.

Accrued taxes increased $71.6 million at September 30, 2001 compared with year-end 2000, due principally to timing differences.

Regulatory liabilities increased $39.6 million at September 30, 2001 compared with year-end 2000, reflecting the deferral pending future disposition by the New York State Public Service Commission (PSC) of a $77.6 million refund from the New York Independent System Operator resulting from bill reconciliations. This increase was offset in part by a reduction of $18.2 million of previously deferred gas credits and other provisions of the gas rate agreement approved by the PSC in November 2000. The decrease of $16.7 million in NYPA revenue deficiency represents the amortization of the New York Power Authority revenue deficiency pursuant to the terms of the agreements covering the company's electric rates.

Other deferred credits increased $16.1 million at September 30, 2001 compared with year-end 2000, reflecting $23.8 million of interest rate swap agreements related to O&R and Con Edison Development. If the swaps had been terminated on September 30, 2001, O&R and Con Edison Development would have been required to pay approximately $16.2 million and $7.6 million, respectively. See Note E to the Con Edison financial statements included in Part I, Item 1 of this report.

Cash Flows Used in Investing and Financing Activities

Cash flows used in investing activities during the first nine months of 2001 decreased $720.4 million compared with the first nine months of 2000, reflecting the receipt of proceeds from the sale of the company's nuclear generating unit and related assets ($553.7 million, net of federal income tax), and the sale of the company's 480 MW interest in the Roseton generating station in January 2001 ($100.0 million, net of federal income tax) and decreased investment in non-utility plant ($205.4 million). The proceeds from the sales were partially offset by additional payments made to the nuclear decommissioning trust funds in connection with their transfer to the buyer of the nuclear generating unit ($73.8 million) and increased construction expenditures ($88.2 million). Construction expenditures increased principally to meet load growth on Con Edison of New York's electric distribution system. Cash used in investment in non-utility plant decreased in the 2001 period, primarily because the 2000 period included the $96.3 million purchase of an 80 percent interest in a 200 MW electric generating unit in Lakewood, New Jersey.

Cash flows used in financing activities during the first nine months of 2001 increased $54.1 million compared with the first nine months of 2000. The company issued $246.5 million of long-term debt, net of retirements, in the 2001 period compared with $463.7 million in the 2000 period.

In June 2001 Con Edison of New York issued $400 million of 7.5 percent 40-year debentures. In addition, Con Edison of New York issued $224.6 million of variable rate 35-year tax-exempt debt (with an initial weekly rate of 2.25 percent) through the New York State Energy Research and Development Authority (NYSERDA), the proceeds of which (along with other funds of the company) were used in July 2001 to redeem, in advance of maturity, $228.2 million of tax-exempt debt with a weighted average interest rate of 7.2 percent.

World Trade Center Attack

Con Edison of New York estimates that it will incur approximately $400 million of costs for emergency response, temporary restoration and permanent replacement of electric, gas and steam transmission and distribution facilities damaged as a result of the September 11, 2001 attack on the World Trade Center. Most of the costs are expected to be capital in nature. The company estimates that its insurers will cover approximately $65 million of the costs. The company is seeking Federal reimbursement of the remaining costs. At September 30, 2001, the company had capitalized $12 million of such costs as utility plant and deferred $35.6 million of such costs as a regulatory asset.

A number of buildings to which Con Edison of New York supplied utility service were destroyed or severely damaged as a result of the attack. Annual net after-tax revenues in 2000 for electric, gas and steam services to these buildings were approximately $15 million.

Capital Resources

Con Edison's ratio of earnings to fixed charges (for the 12 months ended on the date indicated) and common equity ratio (as of the date indicated) were:

	September 30, 2001	December 31, 2000
Earnings to fixed charges (SEC basis)	3.25	3.10
Common equity ratio*	49.6	49.1

* Common shareholders' equity as a percentage of total capitalization

Con Edison's ratio of earnings to fixed charges increased for the 12-month period ending September 30, 2001 compared to the 12-month period ending December 31, 2000 as a result of increased earnings, offset in part by increased interest expense. Excluding charges of $130 million for replacement power costs related to an outage of the company's nuclear generating unit (which it sold in September 2001; see Note C to the Con Edison financial statements included in Part I, Item 1 of this report and Note G to the Con Edison financial statements included in Item 8 of the Form 10-K) and a $36 million charge for merger-related expenses (see Note P to the Con Edison financial statements included in Item 8 of the Form 10-K), Con Edison's ratio of earnings to fixed charges would have been 3.48 and 3.47 for the 12-month periods ended September 30, 2001 and December 31, 2000, respectively.

FERC RTO Order

In July 2001, the Federal Energy Regulatory Commission (FERC) concluded that the three independent system operators in the Northeastern United States, including the New York Independent System Operator (NYISO), should combine to form one regional transmission organization (RTO) and initiated a process with respect to issues associated with its formation. The terms and conditions pursuant to which an RTO for the Northeastern United States would be formed and operate have not been determined. FERC has, however, indicated that an RTO should have certain characteristics, including independence from market participants and operational authority for all transmission assets under its control, and perform certain functions, including tariff administration and design, congestion management, market monitoring, planning and expansion and interregional coordination. Con Edison of New York's transmission facilities, other than those located underground, and O&R's transmission facilities are controlled and operated by the NYISO. For a description of the transmission facilities, see Item 2 of the Form 10-K.

Market Risks

Reference is made to "Financial Market Risks" in the Con Edison Management's Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of the Form 10-K and to Note E to the Con Edison financial statements included in Part I, Item 1 of this report. At September 30, 2001 neither the fair value of derivatives outstanding nor potential derivative losses from reasonably possible near-term changes in market prices were material to the financial position, results of operations or liquidity of the company.

Environmental Matters

For information concerning potential liabilities of the company arising from laws and regulations protecting the environment, including the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (Superfund), see the notes to Con Edison's financial statements included in Part I, Item 1 of this report.

Results of Operations

Third Quarter of 2001 Compared with Third Quarter of 2000

Con Edison's net income for common stock for the third quarter of 2001 was $277.3 million or $1.31 a share (based upon an average of 212.2 million common shares outstanding) compared with $279.9 million or $1.32 a share (based upon an average of 212.0 million common shares outstanding) for the third quarter of 2000. On a diluted basis Con Edison's earnings per share for the third quarter were $1.30 a share. The decrease in the company's net income reflects electric rate reductions in the 2001 period, offset in part by higher sales volumes and increased pension credits, as well as non-recurring charges relating to Con Edison of New York's nuclear replacement power costs in the 2000 period (see Note C to the Con Edison financial statements included in Part I, Item 1 of this report and Note G to the Con Edison financial statements included in Item 8 of the Form 10-K). The September 11, 2001 attack on the World Trade Center did not significantly affect the company's results of operations for the 2001 period. See "Liquidity and Capital Resources-World Trade Center Attack," above.

Earnings for the quarters ended September 30, 2001 and 2000 were as follows:

(Millions of dollars)	2001	2000
Con Edison of New York	$269.0	$266.3
O&R	16.8	16.3
Unregulated subsidiaries	(2.1)	2.6
Other*	(6.4)	(5.3)

Con Edison	$277.3	$279.9

* Includes parent company expenses, goodwill amortization and inter-company eliminations.

A comparison of the results of operations of Con Edison for the third quarter of 2001 with the results for the third quarter of 2000 follows.

Three Months Ended September 30, 2001 Compared With Three Months Ended September 30, 2000

(Millions of dollars)	Increases (Decreases) Amount	Increases (Decreases) Percent
Operating revenues	$(127.9)	(4.5)%
Purchased power - electric and steam	(68.9)	(5.7)
Fuel - electric and steam	(7.8)	(8.1)
Gas purchased for resale	(45.1)	(34.2)
Operating revenues less purchased power, fuel and gas purchased for resale (net revenues)	(6.1)	(0.4)
Other operations and maintenance	(18.8)	(5.0)
Depreciation and amortization	(17.6)	(11.7)
Taxes, other than income tax	(15.4)	(4.7)
Income tax	44.3	33.6
Operating income	1.4	0.4
Other income less deductions and related federal income tax	(4.3)	(64.3)
Net interest charges	(0.4)	(0.4)
Net income for common stock	$(2.5)	(0.9)%

A discussion of Con Edison's operating revenues and operating income by business segment follows. Con Edison's principal business segments are its regulated electric, gas and steam utility businesses. For additional information about the segments, see Note F to the Con Edison financial statements included in Part I, Item 1 of this report.

Electric

Con Edison's electric operating revenues in the third quarter of 2001 decreased $80.9 million compared with the third quarter of 2000, reflecting lower purchased power costs (discussed below) and rate reductions of approximately $89.2 million in the 2001 period, partially offset by higher sales volume in the 2001 period. See "Recoverable Energy Costs" and "Rate and Restructuring Agreements" in Note A to the Con Edison financial statements included in Item 8 of the Form 10-K.

Electricity sales volumes for Con Edison's utility subsidiaries increased 6.0 percent in the third quarter of 2001 compared with the third quarter of 2000. The increase in sales volume reflects the warmer 2001 weather compared to the 2000 period and continued sales growth. Con Edison of New York and O&R electric sales volumes for these periods are shown at the bottom of their consolidated income statements included in Part I, Item 1 of this report. After adjusting for variations, principally weather and billing days, in each period, electricity sales volumes for Con Edison of New York and O&R increased 3.3 percent and decreased 0.4 percent, respectively, in the 2001 period. Weather-adjusted sales represent an estimate of the sales that would have been made if historical average weather conditions had prevailed.

Purchased power costs decreased $88.4 million in the third quarter of 2001 compared with the third quarter of 2000, due to a decrease in purchased volumes resulting from the availability the company's nuclear generating unit in the 2001 period (prior to the completion of its sale in September 2001). Fuel costs decreased $2.6 million as a result of a decrease in the unit cost of fuel, offset in part by increased generation. In general, Con Edison's utility subsidiaries recover prudently incurred purchased power costs pursuant to rate provisions approved by the relevant state public utility commission. See "Recoverable Energy Costs" in Note A to the Con Edison financial statements included in Part I, Item 1 of this report.

Con Edison's electric operating income increased $5.4 million for the third quarter of 2001 compared with the third quarter of 2000. The principal components of this increase were an increase in net revenues (operating revenues less fuel and purchased power costs) of $10.1 million, decreased other operations and maintenance expenses ($15.0 million) and decreased depreciation and amortization expense ($16.5 million), offset in part by increased property taxes ($12.5 million) and increased income tax. The income tax increase reflects a change in New York law that effectively transferred the tax liability from a revenue-based tax to a net income tax. Other operations and maintenance expenses in the 2001 period reflect decreased transmission expenses ($10.2 million) and lower expenses relating to the company's nuclear generating unit ($13.7 million), offset in part by higher charges ("System Benefits Charges") for research and development energy efficiency and other programs that are recoverable from customers under the agreements covering the company's electric rates ($9.8 million).

Gas

Con Edison's gas operating revenues decreased $11.3 million and gas operating income in decreased $1.8 million in the third quarter of 2001 compared with the third quarter of 2000. The lower revenues reflect reduced sales to gas customers. The decrease in operating income of $1.8 million reflects primarily a decrease in net revenues (operating revenues less gas purchased for resale) of $3.1 million, increased property tax expense ($3.8 million) and increased distribution expenses attributable to the relocation of Company facilities to avoid interference with municipal infrastructure projects ($1.9 million), offset in part by decreased inquiries and damages expense ($1.0 million) and decreased income tax expense.

Firm gas sales and transportation volumes for Con Edison's utility subsidiaries decreased 3.4 percent in the third quarter of 2001 compared with the third quarter of 2000. Con Edison of New York and O&R gas sales and transportation volumes for these periods are shown at the bottom of their consolidated income statements included in Part I, Item 1 of this report. After adjusting for variations, principally weather and billing days, in each period, firm gas sales and transportation volumes in the 2001 period decreased 2.7 percent for Con Edison of New York and decreased 3.5 percent for O&R. Weather-adjusted sales represent an estimate of the sales that would have been made if historical average weather conditions had prevailed.

A weather-normalization provision that applies to the gas business of Con Edison's utility subsidiaries operating in New York moderates, but does not eliminate, the effect of weather-related changes on gas operating income.

Steam

Con Edison of New York's steam operating revenues decreased $4.1 million and steam operating income increased $5.0 million for the third quarter of 2001 compared with the third quarter of 2000. The lower revenues reflect lower purchased power costs, offset by an October 2000 rate increase and increased sales volumes. The increase in operating income reflects the rate increase and increased sales volumes. See "Rate and Restructuring Agreements" and "Recoverable Energy Costs" in Note A to the Con Edison financial statements included in Item 8 of the Form 10-K.

Con Edison of New York's steam sales volume (see bottom of the company's consolidated income statement included in Part I, Item 1 of this report) increased 6.3 percent in the 2001 period compared with the 2000 period. After adjusting for variations, principally weather and billing days, in each period, steam sales volume decreased 2.8 percent.

Other Income

Other income decreased $4.3 million in the 2001 period compared with the 2000 period principally because the 2000 period includes an increase in the market value of the investments of a company (in which Con Edison of New York has an interest) that invests in New York City related businesses. The decrease also reflects unrealized losses relating to an unregulated subsidiary's commodity hedges entered into in connection with transactions for the sale of electricity and gas, and decreased income tax. In accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), the company recognizes in income unrealized mark-to-market change in the value of these hedging instruments. The company expects that gains or losses on these instruments will be offset, at least in part, by the value of the related sales transactions. See Note E to the Con Edison financial statements included in Part I, Item 1 of this report. The decrease in income tax is due to deductions for merger-related expenses (see Note D to the Con Edison financial statements included in Part I, Item 1 of this report and Note P to the Con Edison financial statements included in Item 8 of the Form 10-K) and New York State income tax benefits recorded in year 2001.

Net Interest Charges

Net interest charges decreased $0.4 million in the 2001 period compared with the 2000 period, reflecting a $2.4 million decrease in interest related to short-term borrowings and a $3.9 million charge in 2000 for interest accrued on a deferred gain on generation divestiture, offset in part by a $5.9 million increase in interest on long-term debt balances.

Nine Months Ended September 30, 2001 Compared with Nine Months Ended
September 30, 2000

Con Edison's net income for common stock for the nine months ended September 30, 2001 was $557.1 million or $2.63 a share (based upon an average of 212.1 million common shares outstanding) compared with $536.8 million or $2.53 a share (based upon an average of 212.2 million common shares outstanding) for the nine months ended September 30, 2000. On a diluted basis Con Edison's earnings per share for the nine months ended September 30, 2001 were $2.62 a share. The increase in the company's net income reflects higher sales volumes, increased pension credits and non-recurring charges relating to Con Edison of New York's nuclear replacement power costs in the 2000 period (see Note C to the Con Edison financial statements included in Part I, Item 1 of this report and Note G to the Con Edison financial statements included in Item 8 of the Form 10-K), partially offset by electric rate reductions in the 2001 period.

Earnings for the nine months ended September 30, 2001 and 2000 were as follows:

(Millions of dollars)	2001	2000
Con Edison of New York	$543.7	$515.7
O&R	33.7	32.4
Unregulated subsidiaries	(4.4)	0.9
Other*	(15.9)	(12.2)

Con Edison	$557.1	$536.8

* Includes parent company expenses, goodwill amortization and inter-company eliminations.

A comparison of the results of operations of Con Edison for the nine months ended September 30, 2001 with the results for the nine months ended September 30, 2000 follows.

Nine Months Ended September 30, 2001 Compared With Nine Months Ended September 30, 2000

(Millions of dollars)	Increases (Decreases) Amount	Increases (Decreases) Percent
Operating revenues	$510.1	7.1%
Purchased power - electric and steam	226.1	8.3
Fuel - electric and steam	80.6	36.0
Gas purchased for resale	161.5	28.7
Operating revenues less purchased power, fuel and gas purchased for resale (net revenues)	41.9	1.1
Other operations and maintenance	(70.0)	(5.8)
Depreciation and amortization	(34.1)	(7.8)
Taxes, other than income tax	(15.2)	(1.7)
Income tax	111.6	41.6
Operating income	49.6	5.9
Other income less deductions and related federal income tax	(8.0)	(88.6)
Net interest charges	21.2	7.1
Net income for common stock	$20.4	3.8%

A discussion of Con Edison's operating revenues and operating income by business segment follows. Con Edison's principal business segments are its regulated electric, gas and steam utility businesses. For additional information about the segments, see Note F to the Con Edison financial statements included in Part I, Item 1 of this report.

Electric

Con Edison's electric operating revenues in the nine months ended September 30, 2001 increased $114.9 million compared with the nine months ended September 30, 2000 reflecting lower purchased power costs (discussed below) and higher sales, partially offset by rate reductions of approximately $220.2 million in 2001. See "Recoverable Energy Costs" and "Rate and Restructuring Agreements" in Note A to the Con Edison financial statements included in Item 8 of the Form 10-K.

Electricity sales volumes for Con Edison's utility subsidiaries increased 4.1 percent in the nine months ended September 30, 2001 compared with the nine months ended September 30, 2000. The increase in sales volumes reflects the warmer 2001 weather compared to the 2000 period and continued sales growth. Con Edison of New York and O&R electric sales volumes for these periods are shown at the bottom of their consolidated income statements included in Part I, Item 1 of this report. After adjusting for variations, principally weather and billing days, in each period, electricity sales volumes for Con Edison of New York and O&R increased 3.0 percent and 2.7 percent, respectively, in the 2001 period. Weather-adjusted sales represent an estimate of the sales that would have been made if historical average weather conditions had prevailed.

Purchased power costs increased $45.6 million in the nine months ended September 30, 2001 compared with the nine months ended September 30, 2000, due to an increase in the cost of purchased power, offset in part by a decrease in purchased volumes resulting from the availability of the company's nuclear generating unit in the 2001 period. Fuel costs increased $26.9 million as a result of increased generation, offset in part by a decrease in the unit cost of fuel. In general, Con Edison's utility subsidiaries recover prudently incurred purchased power costs pursuant to rate provisions approved by the relevant state public utility commission. See "Recoverable Energy Costs" in Note A to the Con Edison financial statements included in Part I, Item 1 of this report.

Con Edison's electric operating income increased $33.8 million for the nine months ended September 30, 2001 compared with the nine months ended September 30, 2000. The principal components of this increase were decreased other operations expenses ($57.0 million) and depreciation and amortization expense ($38.9 million), offset in part by higher property taxes ($37.9 million) and income taxes. Other operations and maintenance expenses in the 2001 period reflect increased pension credits ($49.0 million), decreased transmission expenses ($9.5) and lower expenses relating to the company's nuclear generating unit, which was sold in September 2001 ($42.9 million), offset in part by higher System Benefits Charges ($23.0 million), and increased distribution expenses resulting from 2000-2001 winter weather conditions, relocation of company facilities to avoid interference with municipal infrastructure projects, and preparations for and operations during summer 2001 ($15.0 million). Income taxes increased, and taxes other than income tax decreased, reflecting a change in New York law that effectively transferred the tax liability from a revenue based tax to a net income tax.

Gas

Con Edison's gas operating revenues increased $279.4 million and gas operating income decreased $3.3 million in the nine months ended September 30, 2001 compared with the nine months ended September 30, 2000. The higher revenues reflect an increased cost of purchased gas, offset in part by a reduction in customer bills of $20.0 million, reflecting a refund of previously deferred credits and other provisions of the Con Edison of New York gas rate agreement approved by the PSC in November 2000. The decrease in operating income of $3.3 million reflects primarily increased depreciation and amortization expense ($2.2 million), increased transportation and distribution expenses ($2.2 million), increased income tax expense ($12.9 million) offset in part by an increase in net revenues (operating revenues less gas purchased for resale of 9.4 million). Income taxes increased, and taxes, other than income tax decreased reflecting a change in New York law that effectively transferred the tax liability from a revenue based tax to a net income tax.

Firm gas sales and transportation volumes for Con Edison's utility subsidiaries increased 4.2 percent in the nine months ended September 30, 2001 compared with the nine months ended September 30, 2000. Con Edison of New York and O&R gas sales and transportation volumes for these periods are shown at the bottom of their consolidated income statements included in Part I, Item 1 of this report. After adjusting for variations, principally weather and billing days, in each period, firm gas sales and transportation volumes in the 2001 period increased 2.1 percent for Con Edison of New York and decreased 1.3 percent for O&R. Weather-adjusted sales represent an estimate of the sales that would have been made if historical average weather conditions had prevailed.

A weather-normalization provision that applies to the gas business of Con Edison's utility subsidiaries operating in New York moderates, but does not eliminate, the effect of weather-related changes on gas operating income.

Steam

Con Edison of New York's steam operating revenues increased $98.9 million and steam operating income increased $13.1 million for the nine months ended September 30, 2001 compared with the nine months ended September 30, 2000, reflecting an October 2000 rate increase and increased sales volumes. The higher revenues also reflect increased fuel and purchased power costs. See "Rate and Restructuring Agreements" and "Recoverable Energy Costs" in Note A to the company's financial statements included in Item 8 of the Form 10-K.

Con Edison of New York's steam sales volume (see bottom of the company's consolidated income statement included in Part I, Item 1 of this report) increased 3.2 percent in the 2001 period compared with the 2000 period. After adjusting for variations, principally weather and billing days, in each period, steam sales volume decreased 2.2 percent.

Other Income

Other income decreased $8.0 million in the 2001 period compared with the 2000 period principally because the 2000 period includes an increase in the market value of the investments of a company (in which Con Edison of New York has an interest) that invests in New York City related businesses. The decrease also reflects unrealized losses relating to an unregulated subsidiary's commodity hedges entered into in connection with transactions for the sale of electricity and gas and decreased income tax. In accordance with SFAS 133, the company has recognized in income a portion of the unrealized mark-to-market change in the value of these hedging instruments. The company expects that gains or losses on these instruments will be offset, at least in part, by the value of the related sales transactions. See Note E to the Con Edison financial statements included in Part I, Item 1 of this report. The decrease in income tax is due to deductions for merger-related expenses (see Note D to the Con Edison financial statements included in Part I, Item 1 of this report and Note P to the Con Edison financial statements included in Item 8 of the Form 10-K) and New York State income tax benefits recorded in year 2001.

Net Interest Charges

Net interest charges increased $21.3 million in the 2001 period compared with the 2000 period, reflecting $26.1 million of interest on increased long-term debt balances and $5.9 million of interest expense of an unregulated subsidiary, offset in part by a $5.9 million decrease in interest related to short-term borrowings and an $8.0 million charge in 2000 for interest accrued on a deferred gain on generation divestiture.

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

This discussion and analysis should be read in conjunction with Con Edison of New York's Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of the combined Con Edison, Con Edison of New York and Orange and Rockland Utilities, Inc. (O&R) Annual Reports on Form 10-K for the year ended December 31, 2000 (File Nos. 1-14514, 1-1217 and 1-4315, the Form 10-K) and Con Edison of New York's Management's Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 2 of the combined Con Edison, Con Edison of New York and O&R Quarterly Reports on Form 10-Q for the quarterly periods ending March 31, 2001 and June 30, 2001. Reference is also made to the notes to the financial statements in Part I, Item 1 of this report, which notes are incorporated herein by reference.

Liquidity and Capital Resources

Cash and temporary cash investments and outstanding commercial paper (shown as notes payable on the balance sheet) at September 30, 2001 and December 31, 2000 were:

(Millions of dollars)	September 30, 2001	December 31, 2000
Cash and temporary cash investments	$417.9	$70.3
Commercial paper	$0.0	$140.0

The increase in cash and temporary cash investments at September 30, 2001 compared with December 31, 2000 reflects primarily the net cash flows from the sales of the company's nuclear generating unit and its interest in another generating plant.

Cash Flows from Operating Activities

Net cash flows from operating activities during the first nine months of 2001 increased $35.4 million compared with the first nine months of 2000, reflecting principally increased net income and decreased recoverable energy costs, offset in part by increased accrued pension credits and decreased accounts payable.

Con Edison of New York's customer accounts receivable, less allowance for uncollectible accounts, was $11.8 million lower at September 30, 2001 than at year-end 2000, due primarily to lower customer billings reflecting lower energy costs, offset in part by the timing of customer payments. The company's equivalent number of days of revenue outstanding (ENDRO) of customer accounts receivable was 29.8 days at September 30, 2001 compared with 29.7 days at December 31, 2000.

Prepayments include cumulative credits to pension expense amounting to $615.5 million at September 30, 2001 compared with $366.7 million at December 31, 2000. Pension credits, which result primarily from favorable performance by the company's pension fund in past years, increase net income but do not provide cash for the company's operations. See Note D to the Con Edison of New York financial statements included in Item 8 of the Form 10-K.

The regulatory asset for deferred recoverable energy costs decreased $165.5 million at September 30, 2001 compared with December 31, 2000, due primarily to the recovery of previously deferred amounts, offset in part by the deferral for future recovery of additional purchased power and gas costs. See "Recoverable Energy Costs" in Note A to the Con Edison of New York financial statements included in Item 8 of the Form 10-K.

Other regulatory assets increased $3.3 million at September 30, 2001 compared with year-end 2000, in part reflecting unrealized mark-to-market losses on transactions entered into hedge purchases of electricity and gas against adverse market price fluctuations. The company refunds to or collects from its customers its hedging gains or losses, pursuant to rate provisions that permit recovery of the cost of purchased power and gas. See "Recoverable Energy Costs" in Note A to the Con Edison of New York financial statements included in Item 8 of the Form 10-K and Note D to the Con Edison of New York financial statements included in Part I, Item 1 of this report.

In September 2001, Con Edison of New York completed the sale of its nuclear generating unit and related assets, and the transfer to the buyer of its nuclear decommissioning trust funds. The resulting loss of $166.5 million has been deferred as a regulatory asset for future recovery under the terms of the agreements covering the company's electric rates. In addition, the regulatory asset for future federal income tax was reduced by $89.0 million to reflect the loss. See Note C to the Con Edison of New York financial statements included in Part I, Item 1 of this report.

The regulatory asset for World Trade Center incident is for the company's non-capital costs relating to the September 11, 2001 attack. See "World Trade Center Attack," below.

The accumulated provision for injuries and damages increased $16.7 million at September 30, 2001 compared with year-end 2000, due primarily to increased workers' compensation claims.

Unfunded pension and other post-employment benefit (OPEB) obligations (shown as pension and benefit reserve on the balance sheet) increased $19.9 million at September 30, 2001 compared with year-end 2000. The company's policy is to fund its pension and OPEB costs to the extent deductible under current tax regulations. The reserve also includes a minimum liability for the company's supplemental executive retirement program, a portion of which has been included in other comprehensive income. See Note E to the Con Edison of New York financial statements included in Item 8 of the Form 10-K.

Accounts payable decreased $257.4 million at September 30, 2001 compared with year-end 2000, due primarily to lower energy purchases in September 2001 as compared to December 2000, offset in part by higher energy costs and the accrual of a liability for unrealized losses on energy price hedging transactions for which, as discussed above, an other regulatory asset was established.

Regulatory liabilities increased $50.5 million at September 30, 2001 compared with year-end 2000, reflecting the deferral, pending future disposition by the New York State Public Service Commission (PSC), of a $77.6 million refund from the New York Independent System Operator resulting from bill reconciliations. This increase was offset, in part by a reduction of $18.2 million of previously deferred credits and other provisions of the gas rate agreement approved by the PSC in November 2000. The decrease of $16.7 million in NYPA revenue increase represents the amortization of the New York Power Authority revenue deficiency pursuant to terms of the agreements covering the company's electric rates.

Cash Flows Used in Investing and Financing Activities

Cash flows used in investing activities during the first nine months of 2001 decreased $517.2 million compared with the first nine months of 2000, reflecting the receipt of proceeds from the sale of the company's nuclear generating unit and related assets ($553.7 million, net of federal income tax), and the sale of the company's 480 MW interest in the Roseton generating station in January 2001 ($100.0 million, net of federal income tax). The proceeds from the sales were partially offset by additional payments made to the nuclear decommissioning trust funds in connection with their transfer to the buyer of the nuclear generating unit ($73.8 million) and increased construction expenditures ($84.2 million). Construction expenditures increased principally to meet load growth on the company's electric distribution system.

Cash flows used in financing activities during the first nine months of 2001 decreased $97.7 million compared with the first nine months of 2000, primarily because the company increased short-term debt in December 1999 in anticipation of its January 2000 cash requirements but financed its January 2001 cash requirements in January 2001. In addition, the company issued $246.5 million of long-term debt, net of retirements, in the 2001 period compared with $350 million in the 2000 period.

In June 2001 the company issued $400 million of 7.5 percent 40-year debentures. In addition, the company issued $224.6 million of variable rate 35-year tax-exempt debt (with an initial weekly rate of 2.25 percent) through the New York State Energy Research and Development Authority (NYSERDA), the proceeds of which (along with other funds of the company) were used in July 2001 to redeem, in advance of maturity, $228.2 million of tax-exempt debt with a weighted average interest rate of 7.2 percent.

World Trade Center Attack

Con Edison of New York estimates that it will incur approximately $400 million of costs for emergency response, temporary restoration and permanent replacement of electric, gas and steam transmission and distribution facilities damaged as a result of the September 11, 2001 attack on the World Trade Center. Most of the costs are expected to be capital in nature. The company estimates that its insurers will cover approximately $65 million of the costs. The company is seeking Federal reimbursement of the remaining costs. At September 30, 2001, the company had capitalized $12 million of such cost as utility plant and deferred $35.6 million of such costs as a regulatory asset.

A number of buildings to which Con Edison of New York supplied utility service were destroyed or severely damaged as a result of the attack. Annual net after-tax revenues in 2000 for electric, gas and steam services to these buildings were approximately $15 million.

Capital Resources

Con Edison of New York's ratio of earnings to fixed charges (for the 12 months ended on the date indicated) and common equity ratio (as of the date indicated) were:

	September 30, 2001	December 31, 2000
Earnings to fixed charges (SEC basis)	3.47	3.23
Common equity ratio*	47.0	46.4

* Common shareholder's equity as a percentage of total capitalization

Con Edison of New York's ratio of earnings to fixed charges increased for the 12-month period ending September 30, 2001 compared to the 12-month period ending December 31, 2000 as a result of increased earnings, offset in part by increased interest expense. Excluding charges of $130 million for replacement power costs related to an outage of the company's nuclear generating unit (which it sold in September 2001; see Note C to the Con Edison of New York financial statements included in Part I, Item 1 of this report and Note G to the Con Edison of New York financial statements included in Item 8 of the Form 10-K). Con Edison of New York's ratio of earnings to fixed charges would have been 3.65 and 3.56 for the 12-month periods ended September 30, 2001 and December 31, 2000, respectively.

FERC RTO Order

In July 2001, the Federal Energy Regulatory Commission (FERC) concluded that the three independent system operators in the Northeastern United States, including the New York Independent System Operator (NYISO), should combine to form one regional transmission organization (RTO) and initiated a process with respect to issues associated with its formation. The terms and conditions pursuant to which an RTO for the Northeastern United States would be formed and operate have not been determined. FERC has, however, indicated that an RTO should have certain characteristics, including independence from market participants and operational authority for all transmission assets under its control, and perform certain functions, including tariff administration and design, congestion management, market monitoring, planning and expansion and interregional coordination. Con Edison of New York's transmission facilities, other than those located underground, are controlled and operated by the NYISO. For a description of the transmission facilities, see Item 2 of the Form 10-K.

Market Risks

Reference is made to "Financial Market Risks" in the Con Edison of New York Management's Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of the Form 10-K and to Note D to the Con Edison of New York financial statements included in Part I, Item 1 of this report. At September 30, 2001 neither the fair value of derivatives outstanding nor potential derivative losses from reasonably possible near-term changes in market prices were material to the financial position, results of operations or liquidity of the company.

Environmental Matters

For information concerning potential liabilities of Con Edison of New York arising from laws and regulations protecting the environment, including the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (Superfund), see the notes to the Con Edison of New York financial statements included in Part I, Item 1 of this report.

Results of Operations

Third Quarter of 2001 Compared with Third Quarter of 2000

Con Edison of New York's net income for common stock for the third quarter of 2001 was $269.0 million compared with $266.3 million for the third quarter of 2000. The increase in the company's net income reflects higher sales volumes and increased pension credits, partially offset by electric rate reductions in the 2001 period, as well as non-recurring charges relating to nuclear replacement power costs in the 2000 period (see Note C to the Con Edison of New York financial statements included in Part I, Item 1 of this report and Note G to the Con Edison of New York financial statements included in Item 8 of the Form 10-K). The September 11, 2001 attack on the World Trade Center did not significantly affect the company's results of operations for the 2001 period. See "Liquidity and Capital Resources—World Trade Center Attack," above.

A comparison of the results of operations of Con Edison of New York for the third quarter of 2001 with the results for the third quarter of 2000 follows.

Three Months Ended September 30, 2001 Compared With Three Months Ended September 30, 2000

(Millions of dollars)	Increases (Decreases) Amount	Increases (Decreases) Percent
Operating revenues	$(101.7)	(4.2)%
Purchased power - electric and steam	(92.0)	(9.4)
Fuel - electric and steam	(7.8)	(8.1)
Gas purchased for resale	(7.4)	(10.1)
Operating revenues less purchased power, fuel and gas purchased for resale (net revenues)	5.5	0.4
Other operations and maintenance	(15.3)	(4.8)
Depreciation and amortization	(16.9)	(12.6)
Taxes, other than income tax	(13.4)	(4.3)
Income tax	44.4	36.1
Operating income	6.7	1.9
Other income less deductions and related federal income tax	(3.3)	(53.7)
Net interest charges	0.7	0.7
Net income for common stock	$2.7	1.0%

A discussion of Con Edison of New York's operating revenues and operating income by business segment follows. Con Edison of New York's principal business segments are its regulated electric, gas and steam utility businesses. For additional information about the segments, see Note E to the Con Edison of New York financial statements included in Part I, Item 1 of this report.

Electric

Con Edison of New York's electric operating revenues in the third quarter of 2001 decreased $87.0 million compared with the third quarter of 2000. The decrease reflects rate reductions of approximately $88.4 million and lower purchased power costs (discussed below), partially offset by higher sales volume in the 2001 period. See "Recoverable Energy Costs" and "Rate and Restructuring Agreements" in Note A to the Con Edison of New York financial statements included in Item 8 of the Form 10-K.

Con Edison of New York's electric sales, excluding off-system sales, for the third quarter of 2001 compared with the third quarter of 2000 were:

	Millions of Kwhrs.
Description	Three Months Ended Sept. 30, 2001	Three Months Ended Sept. 30, 2000	Variation	Percent Variation
Residential/Religious	3,871	3,517	354	10.1%
Commercial/Industrial	5,641	5,679	(38)	(0.1)
Other	39	68	(29)	(42.6)

TOTAL FULL SERVICE CUSTOMERS	9,551	9,264	287	3.1
Retail Choice Customers	3,052	2,597	455	17.5

SUB-TOTAL	12,603	11,861	742	6.3
NYPA, Municipal Agency and Other Sales	2,856	2,682	174	6.5

TOTAL SERVICE AREA	15,459	14,543	916	6.3%

Electricity sales volume in Con Edison of New York's service territory increased 6.3 percent in the third quarter of 2001 compared with the third quarter of 2000. The increase in sales volume reflects the warmer 2001 weather compared to the 2000 period and continued sales growth. After adjusting for variations, principally weather and billing days, in each period, electricity sales volume in the service territory increased 3.3 percent in the 2001 period. Weather-adjusted sales represent an estimate of the sales that would have been made if historical average weather conditions had prevailed.

Con Edison of New York's purchased power costs decreased $88.3 million in the third quarter of 2001 compared with the third quarter of 2000, due to a decrease in the price of purchased power and decreased purchased volumes resulting from the availability of the company's nuclear generating unit in the 2001 period (prior to the completion of its sale in September 2001). Fuel costs decreased $2.6 million as a result of a decrease in the unit cost of fuel, offset in part by increased generation. In general, Con Edison of New York recovers prudently incurred purchased power costs pursuant to rate provisions approved by the PSC. See "Recoverable Energy Costs" in Note A to the Con Edison of New York financial statements included in Item 8 of the Form 10-K.

Con Edison of New York's electric operating income increased $5.1 million in the third quarter of 2001 compared with the third quarter of 2000. The principal components of the increase were an increase in net revenues (operating revenues less fuel and purchased power costs) of $4.0 million, decreased other operations and maintenance expenses ($15.4 million) and decreased depreciation and amortization expense ($17.8 million), offset in part by increased property taxes ($12.3 million) and increased income tax. The increase in state income tax reflects the decrease in Gross Receipts Tax, due to a tax law change in New York that effectively transferred the tax liability from a revenue-based tax to a net income tax. The amounts applicable to old tax laws will continue to be collected through base rates and tariff surcharges until the PSC directs otherwise, with differences between those collections and the tax expense under the new law to be deferred. Other operations and maintenance expenses in the 2001 period reflect decreased transmission expenses ($8.9 million) and lower expenses relating to the company's nuclear generating unit ($13.7 million), offset in part by higher charges ("System Benefits Charges") for research and development energy efficiency and other programs that are recoverable from customers under the agreements covering the company's electric rates ($9.8 million), and higher distribution expenses ($0.5 million).

Gas

Con Edison of New York's gas operating revenues decreased $10.5 million and gas operating income decreased $3.4 million in the third quarter of 2001 compared with the third quarter of 2000. The lower revenues reflect reduced sales to gas customers. The decrease in operating income of $3.4 million reflects primarily a decrease in net revenues (operating revenues less gas purchased for resale) of $3.2 million, increased depreciation and amortization expenses ($1.0 million), increased meter reading expenses ($1.3 million), increased property tax expense ($3.6 million) and increased distribution expenses attributable to the relocation of company facilities to avoid interference with municipal infrastructure projects ($1.9 million), offset in part by decreased injuries and damages expense ($1.0 million) and decreased income tax expense.

Con Edison of New York's gas sales and transportation volumes for firm customers (see bottom of the company's consolidated income statement included in Part I, Item 1 of this report) decreased 2.6 percent in the third quarter of 2001 compared with the 2000 period. After adjusting for variations, principally weather and billing days, in each period, firm gas sales and transportation volumes in the company's service territory decreased 2.7 percent in the 2001 period. Weather-adjusted sales represent an estimate of the sales that would have been made if historical average weather conditions had prevailed.

A weather-normalization provision that applies to Con Edison of New York's gas business moderates, but does not eliminate, the effect of weather-related changes on gas operating income.

Steam

Con Edison of New York's steam operating revenues decreased $4.1 million and steam operating income increased $5.0 million for the third quarter of 2001 compared with the third quarter of 2000. The lower revenues reflect lower purchased power costs, offset by an October 2000 rate increase and increased sales volumes. The increase in operating income reflects the rate increase and increased sales volumes. See "Rate and Restructuring Agreements" and "Recoverable Energy Costs" in Note A to the company's financial statements included in Item 8 of the Form 10-K.

Con Edison of New York's steam sales volume (see bottom of the company's consolidated income statement included in Part I, Item 1 of this report) increased 6.3 percent in the 2001 period compared with the 2000 period. After adjusting for variations, principally weather and billing days, in each period, steam sales volume decreased 2.8 percent.

Other Income

Other income decreased $3.3 million in the 2001 period compared to the 2000 period principally because the 2000 period included an increase in the market value of the investments of a company (in which Con Edison of New York has an interest) that invests in New York City related businesses.

Net Interest Charges

Net interest charges increased $0.7 million in the third quarter of 2001 compared to the 2000 period, reflecting principally $6.1 million of interest on increased long-term debt balances, offset in part by a $2.3 million decrease in interest related to short-term borrowings and a $3.9 million charge in 2000 for interest accrued on a deferred gain on generation divestiture.

Nine Months Ended September 30, 2001 Compared with Nine Months Ended
September 30, 2000

Con Edison of New York's net income for common stock for the nine months ended September 30, 2001 was $543.7 million compared with $515.7 million for the nine months ended September 30, 2000. The increase in the company's net income reflects higher sales volumes and increased pension credits, and non-recurring charges for nuclear replacement power costs in the 2000 period (see Note C to the Con Edison of New York financial statements included in Part I, Item 1 of this report and Note G to the Con Edison of New York financial statements included in Item 8 of the Form 10-K), partially offset by electric rate reductions in the 2001 period.

A comparison of the results of operations of Con Edison of New York for the nine months ended September 30, 2001 with the results for the nine months ended September 30, 2000 follows.

Nine Months Ended September 30, 2001 Compared With Nine Months Ended September 30, 2000

(Millions of dollars)	Increases (Decreases) Amount	Increases (Decreases) Percent
Operating revenues	$384.1	6.3%
Purchased power - electric and steam	26.5	1.2
Fuel - electric and steam	80.6	36.0
Gas purchased for resale	241.0	74.6
Operating revenues less purchased power, fuel and gas purchased for resale (net revenues)	36.0	1.1
Other operations and maintenance	(58.4)	(5.6)
Depreciation and amortization	(39.9)	(10.0)
Taxes, other than income tax	(13.9)	(1.7)
Income tax	109.2	43.5
Operating income	39.0	4.9
Other income less deductions and related federal income tax	2.4	40.2
Net interest charges	13.4	4.9
Net income for common stock	$28.0	5.4%

A discussion of Con Edison of New York's operating revenues and operating income by business segment follows. Con Edison of New York's principal business segments are its regulated electric, gas and steam utility businesses. For additional information about the segments, see Note E to the Con Edison of New York financial statements included in Part I, Item 1 of this report.

Electric

Con Edison of New York's electric operating revenues in the nine months ended September 30, 2001 increased $40.0 million compared with the nine months ended September 30, 2000. The increase reflects increased recoverable purchased power costs, higher sales and $58.0 million of replacement power costs for the nuclear generating unit that were not recovered from customers in the 2000 period, partially offset by rate reductions of $218.1 million. See "Recoverable Energy Costs" and "Rate and Restructuring Agreements" in Note A to the Con Edison of New York financial statements included in Item 8 of the Form 10-K.

Con Edison of New York's electric sales, excluding off-system sales, for the nine months ended September 30, 2001 compared with the nine months ended September 30, 2000 were:

	Millions of Kwhrs.
Description	Nine Months Ended Sept. 30, 2001	Nine Months Ended Sept. 30, 2000	Variation	Percent Variation
Residential/Religious	9,318	8,925	393	4.4%
Commercial/Industrial	15,169	15,049	120	0.8
Other	131	308	(177)	(57.5)

TOTAL FULL SERVICE CUSTOMERS	24,618	24,282	336	1.4
Retail Choice Customers	7,893	6,973	920	13.2

SUB-TOTAL	32,511	31,255	1,256	4.0
NYPA, Municipal Agency and Other Sales	7,846	7,495	351	4.7

TOTAL SERVICE AREA	40,357	38,750	1,607	4.1%

Electricity sales volume in Con Edison of New York's service territory increased 4.1 percent in the nine months ended September 30, 2001 compared with the nine months ended September 30, 2000. The increase in sales volume reflects the continued sales growth and warmer summer weather in 2001 compared to the 2000 period. After adjusting for variations, principally weather and billing days, in each period, electricity sales volume in the service territory increased 3.0 percent in the 2001 period. Weather-adjusted sales represent an estimate of the sales that would have been made if historical average weather conditions had prevailed.

Con Edison of New York's purchased power costs increased $9.6 million in the nine months ended September 30, 2001 compared with the nine months ended September 30, 2000, due primarily to an increase in the price of purchased power, offset in part by decreased purchased volumes resulting from the availability of the company's nuclear generating unit in the 2001 period. Fuel costs increased $26.9 million as a result of increased generation, offset in part by a decrease in the unit cost of fuel. In general, Con Edison of New York recovers prudently incurred purchased power costs pursuant to rate provisions approved by the PSC. See "Recoverable Energy Costs" in Note A to the Con Edison of New York financial statements included in Item 8 of the Form 10-K.

Con Edison of New York's electric operating income increased $31.9 million in the nine months ended September 30, 2001 compared with the nine months ended September 30, 2000. The principal components of the increase were decreased other operations expenses ($61.5 million) and depreciation and amortization expense ($42.4 million), offset in part by higher property taxes ($37.6 million) and income taxes. Other operations and maintenance expenses in the 2001 period reflect increased pension credits ($49.0 million), decreased transmission expenses ($8.6 million) and lower expenses relating to the company's nuclear generating unit ($42.9 million), offset in part by higher System Benefits Charges ($23.0 million) and increased distribution expenses resulting from 2000-2001 winter weather conditions, relocation of company facilities to avoid interference with municipal infrastructure projects, and preparations for and operations during summer 2001 ($14.3 million). Income taxes increased, and taxes, other than income tax decreased, reflecting a change in New York law that effectively transferred the tax liability from a revenue-based tax to a net income tax.

Gas

Con Edison of New York's gas operating revenues increased $245.2 million and gas operating income decreased $6.0 million in the nine months ended September 30, 2001 compared with the nine months ended September 30, 2000. The higher revenues reflect an increased cost of purchased gas, offset in part by a reduction in customer bills of $20.0 million, reflecting a refund of previously deferred credits and other provisions of the gas rate agreement approved by the PSC in November 2000. The decrease in operating income of $6.0 million reflects primarily increased transmission and distribution expenses ($2.2 million), increased uncollectible accounts ($1.2 million), increased depreciation and amortization expense ($3.0 million) and, increased state income tax and gross receipts tax ($17.7 million), offset in part by an increase in net revenues (operating revenues less gas purchased for resale) of $4.2 million and increased pension credits ($9.4 million).

Con Edison of New York's gas sales and transportation volumes for firm customers (see bottom of the company's consolidated income statement included in Part I, Item 1 of this report) increased 5.3 percent in the nine months ended September 30, 2001 compared with the 2000 period. After adjusting for variations, principally weather and billing days, in each period, firm gas sales and transportation volumes in the company's service territory increased 2.1 percent in the 2001 period. Weather-adjusted sales represent an estimate of the sales that would have been made if historical average weather conditions had prevailed.

A weather-normalization provision that applies to Con Edison of New York's gas business moderates, but does not eliminate, the effect of weather-related changes on gas operating income.

Steam

Con Edison of New York's steam operating revenues increased $98.9 million and steam operating income increased $13.1 million for the nine months ended September 30, 2001 compared with the nine months ended September 30, 2000, reflecting an October 2000 rate increase and increased sales volumes. The higher revenues also reflect increased fuel and purchased power costs. See "Rate and Restructuring Agreements" and "Recoverable Energy Costs" in Note A to the company's financial statements included in Item 8 of the Form 10-K.

Con Edison of New York's steam sales volume (see bottom of the company's consolidated income statement included in Part I, Item 1 of this report) increased 3.2 percent in the 2001 period compared with the 2000 period. After adjusting for variations, principally weather and billing days, in each period, steam sales volume decreased 2.2 percent.

Other Income

Other income increased $2.4 million due principally to a decrease in Federal income tax of $7.9 million, offset in part because the 2000 period included an increase in the market value of the investments of a company (in which Con Edison of New York has an interest) that invests in New York City related businesses. The decrease in Federal income tax reflects principally the recognition in the 2001 period of approximately $4.0 million of deferred Federal income tax credits relating to the Roseton generating plant sale and decreased income taxes reflected to lower other income.

Net Interest Charges

Net interest charges increased $13.4 million in the nine months ended September 30, 2001 compared to the 2000 period, reflecting principally $26.7 million of interest on increased long-term debt balances, offset by a $6.2 million decrease in interest related to short-term borrowings and an $8.0 million charge in 2000 for interest accrued on a deferred gain on generation divestiture.

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

O&R's net income for common stock for the nine-month period ended September 30, 2001 was $33.7 million, $1.4 million higher than the corresponding 2000 period. This increase was due primarily to a 4.1 percent increase in the volume of electric sales and the recognition in income in the 2001 period of $6.0 million of previously deferred credits pursuant to its New York gas rate agreement, offset in part by $2.1 million of electric rate reductions in the 2001 period pursuant to its New Jersey subsidiary's electric restructuring plan. In addition, the operating results for 2000 included a non-recurring after-tax gain of $2.4 million from the sale of assets of a non-utility subsidiary that was winding down operations. See "Rate Regulation" in Note A to the O&R financial statements in Item 8 of the combined O&R, Con Edison and Consolidated Edison Company of New York, Inc. Annual Reports on Form 10-K for the year ended December 31, 2000 (File Nos. 1-4315, 1-14514 and 1-1217, the Form 10-K).

A comparison of the results of operations of O&R for the nine months ended September 30, 2001 to the nine months ended September 30, 2000, follows.

(Millions of dollars)	Increases (Decreases) Amount	Increases (Decreases) Percent
Operating revenues	$74.2	14.2%
Purchased power - electric	35.8	17.3
Gas purchased for resale	29.3	37.5
Operating revenues less purchased power, fuel and gas purchased for resale (net revenues)	9.1	3.9
Other operation and maintenance expenses	(0.8)	(0.8)
Depreciation and amortization	2.6	11.8
Taxes, other than income tax	(2.4)	(5.3)
Income tax	7.4	43.0
Operating income	2.3	4.9
Other income less deductions and related income tax	(2.1)	(56.4)
Net interest charges	(1.2)	(5.9)
Net income for common stock	$1.4	4.3%

A discussion of O&R's operating revenues by business segment follows. O&R's principal business segments are its electric and gas utility businesses. For additional information about O&R's business segments, see the notes to the O&R financial statements included in Part I, Item 1 of this report.

Electric operating revenues increased $47.4 million during the nine months ended September 30, 2001 compared to the 2000 period. This increase was attributable primarily to an increase in sales volume and the billing to customers of higher purchased power costs in the 2001 period.

Electric sales volumes for the 2001 and 2000 periods are shown at the bottom of O&R's consolidated income statement for those periods included in Part I, Item 1 of this report. Electric sales volumes in the nine months ended September 30, 2001 increased 4.1 percent compared to the 2000 period. After adjusting for weather variations, electricity sales volumes were 2.6 percent higher in the 2001 period. Weather-adjusted sales represent an estimate of the sales that would have been made if historical average weather conditions had prevailed.

Purchased power costs increased $35.8 million for the nine months ended September 30, 2001 compared to the 2000 period, reflecting increases in the cost of purchased power and higher customer sales. O&R and its New Jersey utility subsidiary recover all of their prudently incurred purchased power costs in accordance with rate provisions approved by their state public utility commissions. For O&R's New York operations, the difference between the actual purchased power costs for a given month and the amount billed to customers for that month is deferred for recovery from, or refund to, customers during the next billing cycle (normally within one to two months). For O&R's New Jersey utility subsidiary, differences between actual and billed electricity costs (which amounted to a cumulative excess of actual over billed costs of $73.5 million including interest at September 30, 2001) are deferred for future charge or refund to customers, as the case may be. For O&R's Pennsylvania utility subsidiary; Pike County Light & Power Company (Pike), recovery of purchased power costs is limited to a predetermined fixed price. Pike incurred $1.1 million of purchased power costs in each of the 2001 and 2000 periods that it was not permitted to charge to customers. In October 2001, an administrative law judge recommended that the Pennsylvania Public Utility Commission (PaPUC) approve Pike's requested $1.4 million electric rate increase. The PaPUC is scheduled to address this request prior to the end of 2001.

Gas operating revenues increased $31.2 million in the 2001 period, compared to the 2000 period. The increase was due primarily to recovery from customers of higher gas costs in the 2001 period. Gas sales volumes for the 2001 and 2000 periods are shown at the bottom of O&R's consolidated income statement for those periods included in Part I, Item 1 of this report. Firm gas sales volumes in the nine months ended September 30, 2001 decreased 0.4 percent compared to the 2000 period. O&R's revenues from gas sales in New York are subject to a weather normalization clause that moderates, but does not eliminate, the effect of weather-related changes on net income. After adjusting for weather variations in each period, firm sales and transportation volumes were 1.3 percent lower for the 2001 period compared to the 2000 period. Interruptible gas sales and transportation volumes were down 10.4%. After adjusting for weather variations in each period, interruptible sales and transportation volumes were 11.3 percent lower for the 2001 period, compared to the 2000 period. Interruptible sales are dependent upon the availability and price competitiveness of alternative fuel sources and, as a result of applicable tariff regulations, do not have a substantial impact on earnings.

The cost of gas purchased for resale increased $29.3 million in the 2001 period compared to the 2000 period, due to higher unit costs.

Non-utility operating revenues decreased in the 2001 period compared to the corresponding 2000 period, primarily as a result of a $2.4 million after-tax gain which was realized last year from the sale of assets by a non-utility subsidiary of O&R that was winding down its business.

Book depreciation expense increased by $2.6 million in the 2001 period compared to the 2000 period due to higher average plant balances in the 2001 period.

Taxes other than income tax decreased by $2.4 million in the 2001 period compared to the 2000 period. State income taxes increased by a like amount, reflecting a change in New York law that effectively transferred the tax liability from a revenue based tax to a net income tax.

Income tax increased $7.4 million in the 2001 period compared to the 2000 period due to the change in New York law and higher income from operations.

Other income decreased $2.1 million in the 2001 period compared to the 2000 period. The 2000 period included a market gain of $2.9 million in relation to O&R's supplemental employee retirement plan. Excluding the impact of the gain, investment income decreased $0.8 million, due primarily to lower short-term investment balances, offset by a decrease in income tax.

Interest charges decreased by $1.2 million in the 2001 period compared to the 2000 period, reflecting lower average debt balances and a lower average interest rate in the 2001 period, offset in part by an increase in the allowance for borrowed funds used during construction $0.6 million.

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

Con Edison of New York

Employee Class Action

Reference is made to "Employee Class Action" in Part I, Item 3, Legal Proceedings of the Form 10-K. In October 2001, the court preliminarily approved a new settlement agreement which is substantially similar to the settlement agreement that the court disapproved in December 2000 other than with respect to how the $10 million to be paid by the company will be distributed.

Washington Heights Power Outage

Reference is made to "Washington Heights Power Outage" in Part I, Item 3, Legal Proceedings of the Form 10-K. Plaintiffs' have discontinued their lawsuits for damages and injunctive relief and their appeal of the court's denial of their motion to certify a class action.

Item 6.	Exhibits and Reports on Form 8-K
(a) Exhibits

Con Edison

Exhibit 12.1	Statement of computation of Con Edison's ratio of earnings to fixed charges for the twelve-month periods ended September 30, 2001 and 2000.

Con Edison of New York

Exhibit 10.2.1	Participation Agreement, dated as of November 1, 2001, between New York State Energy Research and Development Authority (NYSERDA) and Con Edison of New York.
Exhibit 10.2.2	Indenture of Trust, dated as of November 1, 2001 between NYSERDA and The Bank of New York, as trustee.
Exhibit 12.2	Statement of computation of Con Edison of New York's ratio of earnings to fixed charges for the twelve-month periods ended September 30, 2001 and 2000.

O&R

Exhibit 12.3	Statement of computation of O&R's ratio of earnings to fixed charges for the twelve-month periods ended September 30, 2001 and 2000.

(b)
Reports on Form 8-K

Con Edison

Con Edison, along with Con Edison of New York, filed a combined Current Report on Form 8-K, dated September 17, 2001, furnishing (under Item 9) certain material pursuant to Regulation FD. Con Edison filed no other Current Reports on Form 8-K during the quarter ended September 30, 2001.

Con Edison, along with Con Edison of New York, filed a combined Current Report on Form 8-K, dated October 18, 2001, reporting (under Item 5) unaudited net income for common stock for the three and twelve month periods ended September 30, 2001 and 2000 and information with respect to the World Trade Center attack.

Con Edison of New York

During the quarter ended September 30, 2001 and through the date of this filing, Con Edison of New York filed no Current Reports on Form 8-K other than the combined Current Reports on Form 8-K discussed above under "Con Edison."

O&R

O&R filed no Current Reports on Form 8-K during the quarter ended September 30, 2001.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Consolidated Edison, Inc.
Consolidated Edison Company of New York, Inc.
Date: November 13, 2001	By	/s/ JOAN S. FREILICH Joan S. Freilich Executive Vice President, Chief Financial Officer and Duly Authorized Officer
Orange and Rockland Utilities, Inc.
Date: November 13, 2001	By	/s/ EDWARD J. RASMUSSEN Edward J. Rasmussen Vice President, Chief Financial Officer and Duly Authorized Officer