Form 10-K
period 2001-12-31
CONSOLIDATED EDISON CO OF NEW YORK INC; ORANGE & ROCKLAND UTILITIES INC; CONSOLIDATED EDISON INC
filed 2002-03-27
CIK 23632, 74778, 1047862

QuickLinks -- Click here to rapidly navigate through this document

Form 10-K
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

/x/	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended DECEMBER 31, 2001
or
/ /	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to
Commission File Number	Exact name of registrant as specified in its charter and principal office address and telephone number	State of Incorporation	I.R.S. Employer ID. Number
1-14514	Consolidated Edison, Inc. 4 Irving Place, New York, New York 10003 (212) 460-4600	New York	13-3965100
1-1217	Consolidated Edison Company of New York, Inc. 4 Irving Place, New York, New York 10003 (212) 460-4600	New York	13-5009340
1-4315	Orange and Rockland Utilities, Inc. One Blue Hill Plaza, Pearl River, New York 10965 (914) 352-6000	New York	13-1727729

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Consolidated Edison, Inc., Common Shares ($.10 par value)	New York Stock Exchange
Consolidated Edison Company of New York, Inc., 7 3/4% Quarterly Income Capital Securities (Series A Subordinated Deferrable Interest Debentures)	New York Stock Exchange
7.35% Public Income NotES (7.35% Debentures, Series 1999A) due 2039	New York Stock Exchange
7.50% Public Income NotES (7.50% Debentures, Series 2001A) due 2041	New York Stock Exchange
$5 Cumulative Preferred Stock, without par value	New York Stock Exchange
Cumulative Preferred Stock, 4.65% Series C ($100 par value)	New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act:

Title of each class

Consolidated Edison Company of New York, Inc.,

Cumulative Preferred Stock, 4.65% Series D ($100 par value)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/    No / /

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K / /

The aggregate market value of the common equity of Consolidated Edison, Inc. ("Con Edison") held by non-affiliates of Con Edison, as of January 31, 2002, was approximately $8.7 billion. Not reflected in this amount are the 65,387 Con Edison Common Shares ($.10 par value) held by Con Edison's Directors who are the only stockholders of Con Edison, known to Con Edison, who might be deemed "affiliates" of Con Edison. As of February 28, 2002, Con Edison had outstanding 212,281,441 Common Shares ($.10 par value).

All of the outstanding common equity of Consolidated Edison Company of New York, Inc. ("Con Edison of New York") and Orange and Rockland Utilities, Inc. ("O&R") is held by Con Edison.

O&R meets the conditions specified in general instruction (i)(1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Con Edison's definitive joint proxy statement for its 2001 Annual Meeting of Stockholders, to be filed with the Commission pursuant to Regulation 14A not later than 120 days after December 31, 2001, are incorporated in Part III of this report.

Filing Format

This Annual Report on Form 10-K is a combined report being filed separately by three different registrants: Con Edison, Con Edison of New York and O&R. Neither Con Edison of New York nor O&R makes any representation as to the information contained in this report relating to Con Edison or the subsidiaries of Con Edison other than itself.

TABLE OF CONTENTS

		PAGE
Forward-Looking Statements		5
Part I.
Item 1.	Business
	Con Edison	6
	Con Edison of New York	8
	O&R	16
Item 2.	Properties
	Con Edison	19
	Con Edison of New York	19
	O&R	20
Item 3.	Legal Proceedings
	Con Edison	22
	Con Edison of New York	22
	O&R	30
Item 4.	Submission of Matters to a Vote of Security Holders	None
	Executive Officers of the Registrant
	Con Edison	31
	Con Edison of New York	31
	O&R	Omitted*
Part II
Item 5.	Market for Registrant's Common Equity and Related Stockholder Matters
	Con Edison	36
	Con Edison of New York	36
	O&R	36
Item 6.	Selected Financial Data
	Con Edison	37
	Con Edison of New York	37
	O&R	Omitted*
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations
	Con Edison	38
	Con Edison of New York	55
	O&R	68

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
	Con Edison	71
	Con Edison of New York	71
	O&R	71
Item 8.	Financial Statements and Supplementary Data	72
	Con Edison	72
	Con Edison of New York	72
	O&R	72
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
	Con Edison	None
	Con Edison of New York	None
	O&R	None
Part III
Item 10.	Directors and Executive Officers
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management
Item 13.	Certain Relationships and Related Transactions
	Con Edison	172
	Con Edison of New York	172
	O&R	Omitted*
Part IV
Item 14	Exhibits, Financial Statement Schedules and Reports on Form 8-K	172
Signatures		179

*
O&R is omitting the information pursuant to General Instruction I of Form 10-K.

**
Incorporated by reference from Con Edison's definitive proxy statement for its Annual Meeting of Stockholders to be held on May 20, 2002.

Forward-Looking Statements

This report includes forward-looking statements, which are statements of future expectations and not facts. Words such as "expects," "anticipates," "plans" and similar expressions identify forward-looking statements. Actual results or developments might differ materially from those included in the forward-looking statements because of factors such as those discussed under the caption "Forward-Looking Statements" in each of Con Edison's and Con Edison of New York's Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") in Item 7.

CON EDISON

Corporate Overview

Consolidated Edison, Inc. ("Con Edison"), incorporated in New York State in 1997, became the holding company for Consolidated Edison Company of New York, Inc. ("Con Edison of New York") on January 1, 1998 and acquired Orange and Rockland Utilities, Inc. ("O&R") in July 1999. Con Edison has no significant business operations other than those of its regulated utility subsidiaries, Con Edison of New York and O&R, and its unregulated subsidiaries.

For information about legal proceedings relating to Con Edison's October 1999 agreement to acquire Northeast Utilities, see Note P to the Con Edison financial statements in Item 8 (which information is incorporated herein by reference).

Operating Segments

Con Edison's principal business segments are the regulated electric, gas and steam businesses of its utility subsidiaries and the unregulated businesses of its other subsidiaries. In 2001, the operating revenues of the regulated electric, gas and steam businesses and the unregulated businesses were 71.5 percent, 15.2 percent, 5.2 percent and 8.1 percent, respectively, of Con Edison's operating revenues. For a discussion of operating revenues and operating income for each segment, see "Results of Operations" in Con Edison's MD&A in Item 7 (which information is incorporated herein by reference). For additional information about the segments, see Note N to the Con Edison financial statements in Item 8 (which information is incorporated herein by reference) and the discussions of the businesses of Con Edison of New York and O&R below in this Item 1.

Regulation

Con Edison's utility subsidiaries are subject to extensive federal and state regulation, including by state utility commissions and the Federal Energy Regulatory Commission. Con Edison, itself, is not subject to such regulation except to the extent that the rules or orders of these agencies impose restrictions on relationships between Con Edison and its utility subsidiaries.

Con Edison is a "holding company" under the Public Utility Holding Company Act of 1935 ("PUHCA"). Con Edison is exempt from all provisions of PUHCA, except Section 9(a)(2) (which requires SEC approval for a direct or indirect acquisition of 5 percent or more of the voting securities of any other electric or gas utility company) on the basis that Con Edison and its utility subsidiaries are organized and carry on their utility businesses substantially in the State of New York and that it does not derive any material part of its income from a public utility company organized outside of the State of New York. This exemption is available even though Con Edison subsidiaries that are neither an "electric utility company" nor a "gas utility company" under PUHCA will engage in interstate activities.

Con Edison has been and is expected to continue to be impacted by legislative and regulatory developments. The electric and gas utility industries are continuing to undergo restructuring, deregulation and increased competition. Con Edison's utility subsidiaries are subject to extensive regulation in New York, New Jersey and Pennsylvania. Changes in regulation or legislation applicable to the company's utility subsidiaries could have a material adverse effect on the company. See "Regulatory Matters" in the

MD&As of Con Edison and Con Edison of New York in Item 7 (which information is incorporated herein by reference).

Competition

Legislative and regulatory developments are promoting increased competition in Con Edison's businesses. For information about competition, see "Competition," below in the discussion of Con Edison of New York's business in this Item 1 and "Unregulated Subsidiaries," below.

Unregulated Subsidiaries

Con Edison has four unregulated subsidiaries: Consolidated Edison Solutions, Inc. (Con Edison Solutions), a retail energy services company that sells electricity and gas to delivery customers of utilities, including Con Edison of New York and O&R; Consolidated Edison Energy, Inc. (Con Edison Energy), a wholesale energy supply company that enters into financial and commodity instruments as part of its energy trading activities; Consolidated Edison Development, Inc. (Con Edison Development), a company that acquires, develops and operates generating projects; and Con Edison Communications, LLC (Con Edison Communications), a company that builds and operates fiber optic networks to provide wholesale telecommunications services. The unregulated subsidiaries participate in competitive energy supply and services businesses that are subject to different risks than those found in the businesses of the regulated utility subsidiaries. The unregulated subsidiaries accounted for approximately 8.2 percent of consolidated operating revenues and 1.7 percent of consolidated net income in 2001, and 5.0 percent of consolidated total assets at December 31, 2001.

For additional information about Con Edison's unregulated subsidiaries, see "Results of Operations—Unregulated Business" in Con Edison's MD&A in Item 7 (which information is incorporated herein by reference).

Capital Requirements and Financing

For information about Con Edison's capital requirements, financing and securities ratings, see "Liquidity and Capital Resources—Capital Resources, Capital Requirements and Financial Market Risks" in Con Edison's MD&A in Item 7 (which information is incorporated herein by reference). Securities ratings assigned by rating organizations are expressions of opinion and are not recommendations to buy, sell or hold securities. A securities rating is subject to revision or withdrawal at any time by the assigning rating organization. Each rating should be evaluated independently of any other rating.

State Antitakeover Law

New York State law provides that a "resident domestic corporation," such as Con Edison, may not consummate a merger, consolidation or similar transaction with the beneficial owner of a 20 percent or greater voting stock interest in the corporation, or with an affiliate of the owner, for five years after the acquisition of the voting stock interest, unless the transaction or the acquisition of the voting stock interest was approved by the corporation's board of directors prior to the acquisition of the voting stock interest. After the expiration of the five-year period, the transaction may be consummated only pursuant to a stringent "fair price" formula or with the approval of a majority of the disinterested stockholders.

Employees

Con Edison has no employees other than those of Con Edison of New York, O&R and Con Edison's unregulated subsidiaries (which at December 31, 2001 had 12,651, 1,006 and 296 employees, respectively).

CON EDISON OF NEW YORK

Corporate Overview

Con Edison of New York, incorporated in New York State in 1884, is a subsidiary of Con Edison and has no significant subsidiaries of its own. Con Edison of New York provides electric service in all of New York City (except part of Queens) and most of Westchester County, an approximately 660 square mile service area with a population of more than 8 million. It also provides gas service in Manhattan, The Bronx and parts of Queens and Westchester, and steam service in part of Manhattan.

Operating Segments

Con Edison of New York's principal business segments are its regulated electric, gas and steam businesses. In 2001, electric, gas and steam operating revenues were 78.2 percent, 15.6 percent and 6.2 percent, respectively, of its operating revenues. For a discussion of the company's operating revenues and operating income for each segment, see "Results of Operations" in its MD&A in Item 7 (which information is incorporated herein by reference). For additional information about the segments, see Note L to the company's financial statements in Item 8 (which information is incorporated herein by reference).

Electric Operations

There have been and are continuing to be significant changes in Con Edison of New York's electric operations, including the establishment of the company's electric Retail Choice program (under which all of the company's electric customers are able to purchase electricity from other suppliers) and the company's sale of most of its electric generating capacity. See "Regulatory Matters—Electric" in the MD&As of Con Edison and Con Edison of New York in Item 7 and "Rate and Restructuring Agreements" in Note A to the Con Edison and Con Edison of New York financial statements in Item 8 (which information is incorporated herein by reference).

Electric Sales.    Electric operating revenues were $6.4 billion in 2001 or 78.2 percent of Con Edison of New York's operating revenues. The percentages were 80.8 and 81.5, respectively, in the two preceding years. In 2001, 60.5 percent of the electricity delivered by Con Edison of New York in its service area was sold by Con Edison of New York to its full-service customers, 19.8 percent was sold by other suppliers, including Con Edison Solutions, an unregulated subsidiary of Con Edison, to the company's customers under its electric Retail Choice program and the balance was delivered to the state and municipal customers of the New York Power Authority ("NYPA") and the economic development customers of municipal electric agencies. The company charges a fee for the delivery of electricity sold by other suppliers to customers in its service area.

For additional information about electricity sales, see "Operating Statistics," below, and "Results of Operations—Electric" in the MD&As of Con Edison and Con Edison of New York in Item 7 (which information is incorporated herein by reference).

Electric Peak Load.    The electric peak load in Con Edison of New York's service area occurs during the summer air conditioning season. The record one-hour service area peak load, which occurred on August 9, 2001, was 12,207 thousand kilowatts ("MW"). The 2001 peak load included an estimated

7,861 MW for Con Edison of New York's full-service customers, 2,384 MW for the company's customers participating in its electric Retail Choice program and 1,962 MW for NYPA's customers and municipal electric agency customers. The 2001 peak load, if adjusted to historical design weather conditions, would have been 12,225 MW. Con Edison of New York estimates that, under design weather conditions, the summer 2002 service area peak load would be 12,225 MW, including an estimated 7,745 MW for the company's full-service customers, 2,500 for its electric Retail Choice program customers and 1,980 MW for NYPA's customers and municipal electric agency customers. "Design weather" for the electric system is a standard to which the actual peak load is adjusted for evaluation.

Electric Supply.    Most of the electricity sold by Con Edison of New York to its customers in 2001 was purchased under firm power contracts or through the wholesale electricity market administered by the New York State Independent System Operator (the "NYISO"). The firm power contracts were with non-utility generators ("NUGs") and utilities (including Hydro-Quebec). The company has sold most of its electric generating capacity (see Note I to the Con Edison and Con Edison of New York financial statements in Item 8).

The company plans to meet its continuing obligation to supply electricity to its customers with electric energy purchased under contracts with NUGs or others, generated from its remaining electric generating facilities (which have a capacity of approximately 629 MW) or purchased through the NYISO's wholesale electricity market. The company is entering into financial arrangements to mitigate market price volatility for a portion of its expected electric energy purchases in 2002. For additional information about electric power purchases, see "Electric Power Purchases" in Con Edison's and Con Edison of New York's MD&As in Item 7 and "Recoverable Energy Costs" in Note A to the Con Edison and Con Edison of New York financial statements in Item 8 (which information is incorporated herein by reference).

For information about the company's contracts with NUGs for approximately 3,100 MW of electric generating capacity, see Note H to the Con Edison and Con Edison of New York financial statements in Item 8 (which information is incorporated herein by reference).

Con Edison of New York has an agreement with Hydro-Quebec (a government-owned Canadian electric utility) for the period ending March 2004 to purchase 400 MW of firm capacity during the months of April through October. The amount and price of a "basic amount" of energy the company is entitled to purchase in each year is subject to negotiation with Hydro-Quebec. In accordance with the agreement, the company can also purchase additional energy during the summer, which it would be obligated to return to Hydro-Quebec during the following winter.

For information about the company's remaining electric generating facilities, see Item 2 (which information is incorporated herein by reference).

The NYISO is a not-for-profit organization which controls and operates most of the electric transmission facilities in New York State as an integrated system and administers a wholesale market for electricity in New York State. The NYISO, for reliability reasons, requires that entities supplying electricity to customers in New York State have generating capacity (either owned or contracted for) in an amount that is 18 percent or more above the expected peak load for their customers. In addition, entities that serve customers in New York City must have enough New York City-located capacity to cover 80 percent of their New York City customer peak load. Con Edison of New York met these requirements in 2001 with respect to its full-service customers and expects to meet them in 2002.

In 2001, the NYISO issued a report recommending the addition of 8,600 MW of new installed electric generating capacity in New York State by 2005, a substantial portion of which would need to be located in New York City, in order to avoid serious electricity shortages, improve air quality, continue New York's economic growth, and avert strong upward pressure on prices.

For additional information about the NYISO, see "Regulatory Matters—Electric" in Con Edison's and Con Edison of New York's MD&As in Item 7.

Gas Operations

There have been and are continuing to be significant changes in Con Edison of New York's gas operations in recent years, including the establishment of the company's gas Retail Choice program under which all of the company's gas customers are able to purchase gas from other suppliers.

Gas Sales.    Gas operating revenues in 2001 were $1.3 billion or 15.6 percent of Con Edison of New York's operating revenues. The percentages were 13.5 and 13.6, respectively, in the two preceding years. In 2001, 46 percent of the gas delivered by the company in its service area was sold by the company to its full-service (firm and interruptible) customers and 54 percent was sold by other suppliers, including Con Edison Solutions, to their supply customers. For additional information about gas sales, see "Operating Statistics," below, and "Results of Operations—Gas" in the MD&As of Con Edison and Con Edison of New York in Item 7 (which information is incorporated herein by reference).

Gas Requirements.    Firm demand for gas in Con Edison of New York's service area peaks during the winter heating season. The design criteria for the company's gas system assume severe weather conditions, which have not occurred since the 1933-34 winter. Under these criteria, the company estimated that its requirements to deliver gas to firm customers during the November 2001/March 2002 winter heating season would amount to 77,300 thousand dekatherms (mdths) (including 67,900 mdths to its firm sales customers and 9,400 mdths to its firm transportation customers). For this period, the company's peak day occurred on December 31, 2001 when it delivered 967 mdths of gas (including 566 mdths to its sales customers, 58 mdths to NYPA, 160 mdths to its other transportation customers and 183 mdths for use by the company in generating electricity and steam).

Under its design criteria, the company projects that for the November 2002/March 2003 winter heating season, its requirements for firm gas customers will amount to 78,200 mdths (including 66,300 mdths to firm sales customers and 11,900 mdths to firm transportation customers) and that the peak day requirements for these customers will amount to 964 mdths. The company expects to be able to meet these requirements.

Gas Supply.    Con Edison of New York has contracts with suppliers for the firm purchase of natural gas. Charges under these contracts, which are based on formulas or indexes or are subject to negotiation, are generally designed to approximate market prices. The contracts are for various terms extending to 2006. The company also has contracts with interstate pipeline companies for the purchase of firm transportation and storage services. Charges under these contracts are approved by the Federal Energy Regulatory Commission. The contracts are for various terms extending to 2013. The company is required to pay certain charges under the supply, transportation and storage contracts whether or not it actually uses the contracted capacity. These fixed charges amounted to approximately $153 million in 2001.

In addition, Con Edison of New York purchases gas on the spot market and has interruptible gas transportation contracts. The company has no obligation to make any such purchases and any such purchases are at market prices.

Con Edison of New York recovers its gas supply, transportation and storage costs, less net proceeds of sales of excess capacity (excluding any incentives earned by the company for such sales), from customers pursuant to rate provisions approved by the NYPSC. See "Recoverable Energy Costs" in Note A to the Con Edison and Con Edison of New York financial statements in Item 8 (which information is incorporated herein by reference).

In 1998, the NYPSC issued a policy statement recommending that all New York State gas utilities terminate their gas supply or "merchant" functions within three to seven years. The policy statement provides that utilities will have a reasonable opportunity to recover any stranded capacity costs. A NYPSC proceeding to address the company's plans and rate issues resulted in a November 2000 agreement extending the company's 1996 gas settlement agreement through September 2001. In February 2002, the company, the staff of the NYPSC and several other participants in the company's current gas rate proceeding submitted to the NYPSC for approval a settlement of various gas rate and restructuring issues for the three-year period ending September 30, 2004. See "Rate and Restructuring Agreements" in Note A to the Con Edison of New York financial statements in Item 8. Discussions are continuing on provider of last resort and unbundling issues.

Steam Operations

Steam Sales.    Con Edison of New York sells steam in Manhattan south of 96th Street, mostly to large office buildings, apartment houses and hospitals. In 2001, steam operating revenues were $504 million or 6.2 percent of the company's operating revenues. The percentages were 5.7 and 4.9, respectively, in the two preceding years.

For additional information about Con Edison of New York's steam operations, see "Regulatory Matters—Steam" and "Results of Operations—Steam" in the MD&As of Con Edison and Con Edison of New York in Item 7, the discussion of Con Edison of New York's steam facilities in Item 2 and "Operating Statistics," below (which information is incorporated herein by reference).

Steam Peak Load and Capacity.    Demand for steam in Con Edison of New York's service area peaks during the winter heating season. The one-hour peak load during the winter of 2001/2002

(through March 15, 2002) occurred on February 5, 2002 when the load reached 7.8 million pounds. The company's estimate for the winter of 2002/2003 peak demand of its steam customers is approximately 10.7 million pounds per hour under design criteria, which assume severe weather.

On December 31, 2001, the steam system had the capability of delivering about 12.8 million pounds of steam per hour. Con Edison of New York estimates that the system will have the capability to deliver approximately 12.8 million pounds of steam per hour in the 2002/2003 winter.

Steam Supply.    41 percent of the steam sold by Con Edison of New York in 2001 was produced in the company's steam/electric generating stations, where it is first used to generate electricity. 12 percent of the steam sold by the company in 2001 was purchased from others.. The remainder was produced in the company's steam-only generating units. See Item 2 for a discussion of Con Edison of New York's steam facilities (which information is incorporated herein by reference).

Regulation

The NYPSC regulates, among other things, Con Edison of New York's electric, gas and steam rates, the siting of its transmission lines and the issuance of its securities. Certain activities of Con Edison of New York are subject to the jurisdiction of the Federal Energy Regulatory Commission. In addition, various matters relating to the construction and operation of Con Edison of New York's facilities are subject to regulation by other governmental agencies. Changes in regulation or legislation applicable to Con Edison of New York could have a material adverse effect on the company. For additional information, including information about the company's electric, gas and steam rates, see "Regulatory Matters" in Con Edison of New York's MD&A in Item 7 (which information is incorporated herein by reference).

Competition

For information about federal and state initiatives promoting the development of competition in the supply of electricity and gas, see "Regulatory Matters" in the MD&As of Con Edison and Con Edison of New York in Item 7 (which information is incorporated herein by reference). In addition, competition from other suppliers of electricity or gas, suppliers of oil and other sources of energy, including distributed generation (such as fuel cells and micro-turbines) may provide alternatives for Con Edison of New York customers. The company's electric, gas and steam rates are among the highest in the country.

Capital Requirements and Financing

For information about Con Edison of New York's capital requirements, financing and securities ratings, see "Liquidity and Capital Resources—Capital Resources,Capital Requirements and Financial Market Risks" in Con Edison of New York's MD&A in Item 7 (which information is incorporated herein by reference).

Securities ratings assigned by rating organizations are expressions of opinion and are not recommendations to buy, sell or hold securities. A securities rating is subject to revision or withdrawal at any time by the assigning rating organization. Each rating should be evaluated independently of any other rating.

Environmental Matters

General.    Con Edison of New York's capital expenditures for environmental protection facilities and related studies were approximately $17 million in 2001 and are estimated to be approximately $31 million in 2002.

Superfund.    The Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("Superfund") by its terms imposes joint and several strict liability, regardless of fault, upon generators of hazardous substances for resulting removal and remedial costs and environmental damages. In the course of Con Edison of New York's operations, materials are generated that are deemed to be hazardous substances under Superfund. These materials include asbestos and dielectric fluids containing polychlorinated biphenyls ("PCBs"). Other hazardous substances are generated in Con Edison of New York's operations or may be present at company locations. Also, hazardous substances were generated at the manufactured gas plants that the company and its predecessor companies used to operate. See "Superfund" in the discussion of Con Edison of New York's legal proceedings in Item 3 and Note F to the Con Edison and Con Edison of New York financial statements in Item 8 (which information is incorporated herein by reference).

Asbestos.    Asbestos is present in numerous Con Edison of New York facilities and was present in facilities formerly owned by the company. For information about asbestos, see "Asbestos Litigation" in the discussion of the company's legal proceedings in Item 3 and Note F to the Con Edison and Con Edison of New York financial statements in Item 8 (which information is incorporated herein by reference).

Toxic Substances Control Act.    Virtually all electric utilities, including Con Edison of New York, own equipment containing PCBs. PCBs are regulated under the Federal Toxic Substances Control Act of 1976. The company has reduced substantially the amount of PCBs in electrical equipment it uses, including transformers located in or near public buildings.

Water Quality.    Certain governmental authorities are investigating contamination in the Hudson River and the New York Harbor. These waters are along the shoreline of Con Edison of New York's service area. Governmental authorities could require entities that generated hazardous substances that contaminated these waters to bear the costs of investigation and remediation, which could be substantial.

Con Edison of New York

OPERATING STATISTICS

	Year Ended December 31
	2001	2000	1999	1998	1997

ELECTRIC ENERGY (MWHRS)
Generated	6,793,393	3,259,790	15,266,628	16,541,078	15,877,467
Purchased from others	27,877,154	35,780,429	29,303,386	26,372,576	27,105,143

TOTAL GENERATED AND PURCHASED	34,670,547	39,040,219	44,570,014	42,913,654	42,982,610
Less: Supplied without direct charge	-	-	38	68	71
Used by Company	187,773	191,445	151,090	155,172	155,934
Distribution losses and other variances	1,986,103	2,768,249	2,682,594	2,429,301	2,799,039

NET GENERATED AND PURCHASED	32,496,671	36,080,525	41,736,292	40,329,113	40,027,566
ELECTRIC ENERGY SOLD
Residential	12,048,743	11,637,167	11,854,995	11,282,669	11,002,745
Commercial and Industrial	19,784,931	19,930,376	20,238,777	24,455,265	25,911,199
Railroads and Railways	16,003	95,457	71,447	87,514	75,392
Public Authorities	150,069	257,706	465,287	548,569	538,643

Con Edison of New York full service customers	31,999,746	31,920,706	32,630,506	36,374,017	37,527,979
Off-System Sales (a)	496,925	4,159,819	9,105,786	3,955,096	2,499,587

TOTAL ELECTRIC ENERGY SOLD	32,496,671	36,080,525	41,736,292	40,329,113	40,027,566

Con Edison of New York full service customers	31,999,746	31,920,706	32,630,506	36,374,017	37,527,979
Delivery service for Retail Choice customers	10,462,260	9,321,630	7,935,827	2,417,321	-
Delivery service to NYPA
Customers and Others	9,815,259	9,631,618	9,335,230	9,039,674	8,793,378
Delivery service for municipal agencies	660,220	526,816	624,229	814,575	845,895

TOTAL SALES IN FRANCHISE AREA	52,937,485	51,400,770	50,525,792	48,645,587	47,167,252

AVERAGE ANNUAL KWHR USE PER RESIDENTIAL CUSTOMER (b)	4,502	4,372	4,487	4,303	4,225
AVERAGE REVENUE PER KWHR SOLD (CENTS)
RESIDENTIAL (b)	18.1	18.5	15.9	16.2	16.6
COMMERCIAL AND INDUSTRIAL (b)	15.7	15.5	12.7	12.7	13.0
(a)
For 2000, 1999 and 1998, includes sales to Con Edison Solutions. See "Unregulated Subsidiaries," above.

(b)
Includes Municipal Agency sales.

Con Edison of New York

OPERATING STATISTICS (CONTINUED)

	Year Ended December 31
	2001	2000	1999	1998	1997

GAS (DTH)
Purchased	140,633,193	157,800,083	245,496,798	232,560,023	242,296,610
Storage - net change	(6,474,137)	774,660	1,964,581	(4,404,888)	(1,630,463)
Used as boiler fuel at Electric and Steam Stations	(27,725,598)	(27,674,312)	(67,331,325)	(109,240,109)	(109,508,555)

GAS PURCHASED FOR RESALE	106,433,458	130,900,431	180,130,054	118,915,026	131,157,592
Less: Gas used by Company	299,057	294,937	369,938	376,577	239,359
Off-System Sales & NYPA	12,666,668	29,563,339	92,072,772	26,104,143	14,216,403
Distribution losses and other variances	(2,887,761)	7,060,117	1,998,637	(820,174)	104,531

TOTAL GAS SOLD TO CON EDISON OF NEW YORK CUSTOMERS	96,355,494	93,982,038	85,688,707	93,254,480	116,597,299
GAS SOLD
Firm Sales
Residential	46,506,365	47,602,792	44,705,689	45,106,269	53,217,428
General	35,118,342	30,468,676	27,271,134	30,685,310	39,468,337

TOTAL FIRM SALES	81,624,707	78,071,468	71,976,823	75,791,579	92,685,765
Interruptible Sales	14,730,787	15,910,570	13,711,884	17,462,901	23,911,534

TOTAL GAS SOLD TO CON EDISON OF NEW YORK CUSTOMERS	96,355,494	93,982,038	85,688,707	93,254,480	116,597,299
Transportation of Customer-owned Gas
Firm Transportation	14,279,816	18,215,120	17,382,490	8,634,659	808,026
NYPA	13,762,339	19,857,321	11,268,947	4,260,908	17,041,695
Other	78,709,049	97,155,425	22,560,029	14,478,269	7,656,874
Off-System Sales	6,206,522	23,067,713	32,942,436	25,982,200	13,958,984

TOTAL SALES AND TRANSPORTATION	209,313,220	252,277,617	169,842,609	146,610,516	156,062,878

AVERAGE REVENUE PER DTH SOLD
RESIDENTIAL	$14.25	$11.62	$11.20	$11.75	$11.22
GENERAL	$10.76	$8.44	$7.70	$7.95	$8.14
STEAM SOLD (MLBS)	25,327,694	26,733,260	26,532,797	24,995,694	27,422,561
AVERAGE REVENUE PER MLB SOLD	$18.86	$16.37	$12.80	$12.83	$14.23
CUSTOMERS - AVERAGE FOR YEAR
Electric	3,100,642	3,078,648	3,054,693	3,030,746	3,010,139
Gas	1,051,540	1,051,555	1,046,133	1,040,410	1,036,098
Steam	1,853	1,861	1,879	1,898	1,920

O&R

General Nature and Scope of Business

O&R, incorporated in New York State in 1926, is a subsidiary of Con Edison which has two wholly-owned utility subsidiaries, Rockland Electric Company ("RECO"), a New Jersey corporation, and Pike County Light & Power Company ("Pike"), a Pennsylvania corporation.

O&R and its utility subsidiaries provide electric service in southeastern New York and in adjacent sections of New Jersey and northeastern Pennsylvania, an approximately 1,350 square mile service area. They also provide gas service in southeastern New York and Pennsylvania. O&R's business is subject to regulation by the NYPSC, the New Jersey and Pennsylvania state utility commissions and the Federal Energy Regulatory Commission. Changes in regulation or legislation applicable to O&R could have a material adverse effect on the company's financial position, results of operations or liquidity.

O&R's principal business segments are its regulated electric and gas utility businesses. In 2001, electric and gas operating revenues were 73.1 percent and 26.9 percent, respectively, of its operating revenues.

For additional information about O&R's business, see O&R Management's Narrative Analysis of the Results of Operations in Item 7 and the notes to the O&R financial statements in Item 8 (which information is incorporated herein by reference). For information about O&R's legal proceedings, see Item 3 (which information is incorporated herein by reference).

O&R

OPERATING STATISTICS

	Year Ended December 31
	2001	2000	1999	1998	1997

ELECTRIC ENERGY (MWHRS)
Generated	-	-	1,871,898	4,061,371	3,059,038
Purchased from Others	4,565,551	4,879,400	3,153,359	1,198,709	1,786,381

TOTAL GENERATED AND PURCHASED	4,565,551	4,879,400	5,025,257	5,260,080	4,845,419
Less: Supplied without direct charge	6	20	23	166	-
Used by company	14,572	19,337	134,587	251,947	211,023
Distribution losses and other variances	101,362	410,469	369,433	314,909	315,699

NET GENERATED AND PURCHASED	4,449,611	4,449,574	4,521,214	4,693,058	4,318,697
ELECTRIC ENERGY SOLD
Residential	1,772,576	1,881,680	1,942,347	1,836,916	1,791,676
Commercial and Industrial	2,566,726	2,463,744	2,373,415	2,228,938	2,182,433
Public Authorities	110,309	104,150	96,294	70,525	39,143

Total sales to Orange & Rockland customers	4,449,611	4,449,574	4,412,056	4,136,379	4,013,252
Off-System Sales	-	-	109,158	556,679	305,445

TOTAL ELECTRIC ENERGY SOLD	4,449,611	4,449,574	4,521,214	4,693,058	4,318,697

Total sales to Orange & Rockland customers	4,449,611	4,449,574	4,412,056	4,136,379	4,013,252
Delivery service for Retail Choice customers	798,814	606,794	589,223	691,891	617,280

TOTAL SALES IN FRANCHISE AREA	5,248,425	5,056,368	5,001,279	4,828,270	4,630,532

AVERAGE ANNUAL KWHR USE PER RESIDENTIAL CUSTOMER	8,506	7,854	8,065	7,716	7,642
AVERAGE REVENUE PER KWHR SOLD (CENTS)
RESIDENTIAL	12.79	12.22	11.84	12.01	12.32
COMMERCIAL AND INDUSTRIAL	10.04	9.93	8.18	8.38	8.54

O&R

OPERATING STATISTICS (CONTINUED)

	Year Ended December 31
	2001	2000	1999	1998	1997

GAS (DTH)
Purchased	18,588,275	25,042,346	36,711,658	53,030,119	42,492,515
Storage - net change	854,482	(1,099,134)	890,604	(278,878)	(1,242,537)
Used as boiler fuel at Electric Stations	-	-	(15,252,652)	(31,757,453)	(16,567,917)

GAS PURCHASED FOR RESALE	19,442,757	23,943,212	22,349,610	20,993,788	24,682,062
Less: Gas used by Company	45,979	57,828	77,613	54,392	163,088
Distribution losses and other variances	578,186	841,296	705,214	1,395,333	840,198

TOTAL GAS SOLD TO ORANGE AND ROCKLAND CUSTOMERS	18,818,592	23,044,089	21,566,784	19,544,064	23,678,775
GAS SOLD
Firm Sales
Residential	11,724,341	14,281,013	13,702,735	12,913,578	15,477,042
General	4,072,381	4,473,533	4,389,977	3,410,481	4,561,624

TOTAL FIRM SALES	15,796,722	18,754,546	18,092,712	16,324,059	20,038,667
Interruptible Sales	3,021,870	3,260,329	3,474,072	3,220,005	3,640,108
Sale To Con Edison	-	1,029,214	-	-	-

TOTAL GAS SOLD TO ORANGE AND ROCKLAND CUSTOMERS	18,818,592	23,044,089	21,566,784	19,544,064	23,678,775
Transportation of Customer-Owned Gas:
Firm Transportation	4,723,695	3,415,804	2,207,541	1,614,284	935,231
Other	3,920,901	4,222,835	1,905,807	4,059,829	3,660,686
Off-System Sales	2,526,829	4,984,794	264,277	-	-

TOTAL SALES AND TRANSPORTATION	29,990,017	35,667,522	25,944,408	25,218,177	28,274,692

AVERAGE REVENUE PER DTH SOLD:
RESIDENTIAL	$10.29	$8.32	$7.77	$7.25	$7.45
GENERAL	$9.54	$7.65	$6.92	$6.87	$7.13
CUSTOMERS - AVERAGE FOR YEAR
Electric	282,191	278,851	275,640	272,111	268,233
Gas	120,108	118,707	117,283	115,708	113,852

Item 2. Properties

Item 2.	Properties

CON EDISON

Con Edison has no significant properties other than those of Con Edison of New York, O&R and Con Edison's unregulated subsidiaries.

At December 31, 2001, the capitalized cost of Con Edison's utility plant, net of accumulated depreciation, was comprised as follows (in millions of dollars):

	Con Edison of New York		O&R		Con Edison
	Amount	Percent	Amount	Percent	Amount	Percent

Electric
Generation	$324.2	3%	$-	-	$324.2	3%
Transmission	1,066.5	10%	93.6	13%	1,160.1	10%
Distribution	6,039.6	54%	355.6	48%	6,395.2	53%
Gas	1,580.1	14%	197.8	26%	1,777.9	15%
Steam	540.7	5%	-	-	540.7	5%
General	914.9	8%	70.1	9%	985.0	8%
Held for Future Use	6.1	-	1.7	-	7.8	-
Construction Work in Progress	626.8	6%	27.3	4%	654.1	6%

NET UTILITY PLANT	$11,098.9	100%	$746.1	100%	$11,845.0	100%

CON EDISON OF NEW YORK

Electric Facilities

Generating Facilities.    Con Edison of New York has sold most of its electric generating facilities. See Note I to the Con Edison and Con Edison of New York financial statements in Item 8 (which information is incorporated herein by reference). The company's remaining electric generating facilities consist of plants located in New York City with an aggregate capacity of approximately 629 MW, including its approximately 300 MW East River and 160 MW Waterside steam-electric generating stations. The company expects to have sufficient amounts of fuel available in 2002 for use in its remaining electric generating facilities. The company intends to add incremental generating capacity of approximately 200 MW through the repowering of its East River station and the closing of its Waterside station.

Transmission Facilities.    Con Edison of New York's transmission facilities, other than those located underground, are controlled and operated by the NYISO. See "Electric Operations- Electric Supply" in Item 1 (which information is incorporated herein by reference). At December 31, 2001, Con Edison of New York's transmission system had approximately 432 miles of overhead circuits operating at 138, 230, 345 and 500 kilovolts and approximately 138 miles of underground circuits operating at 138 and 345 kilovolts. There are approximately 267 miles of radial subtransmission circuits operating at 69 and 138 kilovolts. The company's 14 transmission substations, supplied by circuits operated at 69 kilovolts and above, have a total transformer capacity of approximately 15,731 megavolt amperes. The company's transmission facilities are located in New York City and Westchester, Orange, Rockland, Putnam and Dutchess counties in New York State.

Con Edison of New York has transmission interconnections with Niagara Mohawk, Central Hudson Gas & Electric Corporation, O&R, New York State Electric and Gas Corporation, Connecticut Light and Power Company, Long Island Power Authority, NYPA and Public Service Electric and Gas Company.

Distribution Facilities.    Con Edison of New York owns various distribution substations and facilities located throughout New York City and Westchester County. At December 31, 2001, the company's distribution system had a transformer capacity of approximately 20,300 megavolt amperes, approximately 32,657 miles of overhead distribution lines and approximately 89,392 miles of underground distribution lines.

Gas Facilities

Natural gas is delivered by pipeline to Con Edison of New York at various points in its service territory and is distributed to customers by the company through approximately 4,241 miles of mains and 369,603 service lines. The company owns a natural gas liquefaction facility and storage tank at its Astoria property in Queens, New York. The plant can store approximately 1,000 mdth of which a maximum of about 250 mdth can be withdrawn per day. The company has about 1,230 mdth of additional natural gas storage capacity at a field in upstate New York, owned and operated by Honeoye Storage Corporation, a corporation 28.8 percent owned by Con Edison of New York.

Steam Facilities

Con Edison of New York generates steam for distribution at three steam/electric generating stations and five steam-only generating stations and distributes steam to customers through approximately 87 miles of mains and 18 miles of service lines. For information about the planned repowering of the East River steam-electric station, see "Electric Facilities - Generating Facilities," above.

O&R

Electric Transmission and Distribution Facilities

O&R and its utility subsidiaries, RECO and Pike, own, in whole or in part, transmission and distribution facilities which include 602 circuit miles of transmission lines, 14 transmission substations (with a total transformer capacity of approximately 3,762 megavolt amperes), 58 distribution substations (with a total transformer capacity of 1,867 megavolt amperes), 90,826 in-service line transformers, 5,085 pole miles of overhead distribution lines and 2,574 miles of underground distribution lines.

Gas Facilities

O&R and Pike own their gas distribution systems, which include 1,782 miles of mains.

RECO & Pike Mortgages

Substantially all of the utility plant and other physical property of O&R's utility subsidiaries, RECO and Pike, is subject to the liens of the respective indentures securing first mortgage bonds of each company.

UNREGULATED SUBSIDIARIES

At December 31, 2001, Con Edison Development owned interests in electric generating facilities with an aggregate capacity of 406 MW and had under construction additional generating facilities with an aggregate of 741 MW of capacity. The company's properties, the capitalized cost of which at December 31, 2001 amounted to $291 million (net of accumulated depreciation), are included in Con Edison's financial statements as unregulated generating assets. In addition, the company has an operating lease arrangement for a 525 MW generating facility. See Note J to the Con Edison financial statements in Item 8 (which information is incorporated herein by reference). The facilities, which use primarily natural gas for fuel, are located primarily in New Hampshire, Massachusetts, New Jersey and Maryland.

Con Edison Communication's properties, the capitalized cost of which at December 31, 2001 amounted to $72.8 million (net of accumulated depreciation), are included in Con Edison's financial statements as non-utility property. The properties include network facilities and approximately 56 miles of fiber optic cable that has been installed in the New York City metropolitan area primarily through Con Edison of New York underground conduits and other rights of way. The company pays a fee for the use of such conduits and rights of way.

ITEM 3.  LEGAL PROCEEDINGS

Con Edison

For information about legal proceedings relating to Con Edison's October 1999 agreement to acquire Northeast Utilities, see Note P to the Con Edison financial statements in Item 8 (which information is incorporated herein by reference). Con Edison's only other material pending legal proceedings are those of Con Edison of New York and O&R discussed below.

Con Edison of New York

Superfund

The following is a discussion of significant proceedings pending under Superfund or similar statutes involving sites for which Con Edison of New York has been asserted to have a liability. Additional such proceedings may arise in the future. For a further discussion of claims and possible claims against Con Edison of New York under Superfund, the estimated liability accrued for certain Superfund claims and recovery from customers of site investigation and remediation costs, see "Environmental Matters—Superfund" in Item 1, and Note F to Con Edison of New York's financial statements in Item 8 (which information is incorporated herein by reference).

Maxey Flats Nuclear Disposal Site.    In 1986, the EPA designated Con Edison of New York a potentially responsible party (PRP) under Superfund for the investigation and cleanup of the Maxey Flats Nuclear Disposal Site in Morehead, Kentucky. The site is owned by the State of Kentucky and was operated as a disposal facility for low level radioactive waste from 1963 through 1977 by the Nuclear Engineering Corporation (now known as U.S. Ecology Corporation). In 1995, the United States, the State of Kentucky and various de minimis PRPs, large private party PRPs (including Con Edison of New York) and large federal agency PRPs entered into consent decrees with respect to the funding and implementation of the cleanup program required by EPA for the site. Under the consent decrees, the large private party PRPs are responsible for implementing phase one of the program and any corrective actions required during the first 10 years following completion of phase one. The costs of those activities are being shared with the large federal agency PRPs. Also, if during this ten-year period the EPA determines that horizontal flow barriers are required, the large private party PRPs will construct the barriers and share the cost of that work with the large federal agency PRPs and the State of Kentucky. The large private party PRPs are not responsible for any costs after the ten-year period expires. The State of Kentucky will implement and fund the remainder of the cleanup program. Con Edison of New York's share of the cleanup costs is estimated to be between $500,000 and $600,000.

Curcio Scrap Metal Site.    In 1987, the EPA designated Con Edison of New York, a Superfund PRP for the Curcio Scrap Metal, Inc. Site in Saddle Brook, New Jersey, because Con Edison of New York had previously sold PCB-contaminated scrap electric transformers to a metal broker who in turn sold them to the owner of the site for salvaging. In 1991, the EPA issued a Unilateral Administrative Order which required Con Edison of New York and three other PRPs to implement a soil and sediment cleanup program at and around the site. In 1997, the EPA issued a Record of Decision in which it concluded that the soil and sediment cleanup had successfully remediated the principal threats associated with the site and required periodic groundwater monitoring at the site for five years. Con Edison of New York is conducting the required groundwater monitoring program, which is expected to cost between

$500,000 and $600,000 to complete, under an EPA Administrative Consent Order. Depending on the results of the monitoring, the EPA could extend the monitoring program for an additional five years or require remedial measures, such as groundwater treatment or cleanup work.

Metal Bank of America Site.    In 1987, the EPA designated Con Edison of New York a Superfund PRP for the Metal Bank of America Site in Philadelphia. The site, a former metal recycling facility, was placed on the EPA's national priority list in 1983. PCBs have been found in the site soil and groundwater and in the sediment from areas of a tidal mudflat and the Delaware River along the site's shoreline. During the 1970s, Con Edison of New York sold approximately 125 transformers to scrap metal dealers who salvaged or may have salvaged the transformers at the site. In 1997, the EPA issued a Record of Decision that calls for, among other things, the removal and disposal of contaminated sediments in the areas of the tidal mudflat and the Delaware River along the site's shoreline. In 1998, the EPA ordered the current and former site owners and operators and various electric utility PRPs, including Con Edison of New York, to design and implement the cleanup program. The cost of the required cleanup program is estimated at between $24 million and $30 million. The electric utilities are allocating their costs, with Con Edison of New York's share at 0.97 percent, and are pursuing Superfund cost contribution litigation against current and former site owners and operators.

Narrowsburg Site.    In 1987, the New York State Attorney General notified Con Edison of New York that it is a Superfund PRP for the Cortese Landfill Site in Narrowsburg, New York, because during 1974 the company had disposed of waste oil at the landfill. The Cortese Landfill is listed on the EPA's Superfund National Priorities List. In 1983, the Attorney General commenced an action under Superfund in the United States District Court for the Southern District of New York against the Cortese Landfill site owner and operator and SCA Services ("SCA"), the successor in interest of an alleged transporter of hazardous substances to the site. In 1989, SCA commenced a third-party action for contribution against Con Edison of New York and various other parties whose chemical waste was allegedly disposed of at the site. Con Edison of New York and SCA have reached a settlement of the third-party action under which Con Edison of New York paid $114,485 toward the cost of the site environmental studies and will pay 6 percent of the first $25 million of remedial costs for the site. SCA has agreed to indemnify Con Edison of New York for any other remedial costs and natural resource damages that it has to pay. The EPA has selected a cleanup program for the site that is estimated to cost $12 million and the court has approved a consent decree under which SCA, Con Edison of New York and various other site PRPs have agreed to implement the cleanup program, pay the EPA's oversight costs for the site, and pay approximately $220,000 for natural resource damages.

Carlstadt Site.    In 1990, Con Edison of New York was served with a third-party complaint in a Superfund cost contribution action for a former waste solvent and oil recycling facility located in Carlstadt, New Jersey. The complaint in the action, which is pending before the United States District Court for the District of New Jersey, alleges that Con Edison of New York is one of several hundred parties who are responsible under Superfund for the study and cleanup of the facility. The plaintiffs in the action, which include a group of former customers of the facility, have completed a $3 million remedial investigation and feasibility study for the site. Plaintiffs estimate that 7 to 15 million gallons of waste solvents and oil were recycled at the site and based on this estimate, Con Edison of New York's share of the cleanup costs is estimated at about 0.8 to 1.7 percent. The costs of the cleanup alternatives that were evaluated in the remedial investigation and feasibility study range from $8 million to $321 million. Plaintiffs have completed an interim remedy, which plaintiffs claim cost more than $10 million, to control releases from the site while the EPA evaluates and develops a final cleanup remedy.

Global Landfill Site.    Con Edison of New York is a PRP under Superfund and the New Jersey Spill Compensation and Control Act (Spill Act) for the Global Landfill Site in Old Bridge, New Jersey. The site, a former sanitary landfill that was authorized to accept municipal refuse and industrial waste, is included on the Superfund National Priorities List and is being administered by the New Jersey Department of Environmental Protection and Energy ("NJDEPE") pursuant to an agreement between the EPA and the State of New Jersey. In 1993, a group of site PRP's, including Con Edison of New York, entered into a consent decree with the NJDEPE to implement, with partial funding from NJDEPE, a Phase I remedy, estimated to cost $30 million. In 1997, the EPA issued a Record of Decision in which it selected a Phase II remedy. The site PRP group and the NJDPE are currently negotiating a consent decree under which the site PRP group would also design and implement the Phase II remedy. Con Edison of New York's share of the costs of the Phase I and Phase II remedies is not expected to exceed $150,000.

Chemsol Site.    In 1991, the EPA advised Con Edison of New York that it had documented the release of hazardous substances at the Chemsol Site in Piscataway, New Jersey and that it had reason to believe that Con Edison of New York sent waste materials to the site during the period from 1960 through 1965. In response to the EPA's demand for records relating to the Con Edison of New York's dealings with the site and various specified companies, including Cenco Instruments Corporation, the company submitted to the EPA records of payments to Central Scientific Company, a Division of Cenco Instruments Corporation. Con Edison of New York is unable at this time to determine either the purpose of the payments to Central Scientific Company or the connection of that company to the site. The EPA has not designated Con Edison of New York as a PRP and has not yet selected a final cleanup program for the site. However, the EPA has selected an interim remedy, expected to cost about $8 million, for the site groundwater contamination and has ordered several designated PRPs to implement that remedy.

Echo Avenue Site.    In 1987, the DEC classified Con Edison of New York's former Echo Avenue substation site in New Rochelle, New York as an "Inactive Hazardous Waste Disposal Site" because of the presence of PCBs in the soil and in the buildings on the site. Remedial action has been taken under a consent order with the DEC. In 1993, the owners of Echo Bay Marina filed suit in the United States District Court for the Southern District of New York alleging that PCBs were being discharged into the Long Island Sound from the substation site. Plaintiffs sought $24 million for personal injuries and property damages, a declaration that Con Edison of New York is in violation of the Clean Water Act, civil penalties of $25,000 per day for each violation, remediation costs, an injunction against further discharges and legal fees. In 1994, the court dismissed plaintiffs' claims for property damage, including loss of business. In July 1999, the court dismissed the remaining claims. In June 2000, the United States Court of Appeals for the Second Circuit affirmed the trial court's dismissal of plaintiffs' personal injury and property damage claims, but remanded the case to the trial court for further proceedings on plaintiffs' site clean up claims. In February 2001, the trial court granted summary judgment to the company and dismissed the claims that had been remanded. In January 2002, the United States Court of Appeals for the Second Circuit affirmed the dismissal of the claims.

PCB Treatment, Inc. Sites.    In 1994, the EPA designated Con Edison of New York as a Superfund PRP for the PCB Treatment, Inc. (PTI) Sites in Kansas City, Kansas and Kansas City, Missouri, because during the mid-1980's it shipped almost 2.9 million pounds of PCB-containing oil and electric equipment to two buildings that PTI used at the sites for the storage, processing, and treatment of PCB-containing electric equipment, dielectric oils, and materials. Con Edison of New York is member of a PRP steering committee that, in May 2000, completed environmental studies and engineering evaluations for the sites under an EPA administrative consent order. The results of the studies indicate that portions of the buildings' floor slabs, support columns, and walls and the soil around the buildings' outdoor loading dock areas are contaminated with PCBs. In August 2000, EPA selected a removal action program for the contaminated buildings and soil at the sites. Under the program, which could cost as much as $34 million to complete, the buildings will be demolished and the contaminated soil will be excavated and shipped to off-site disposal facilities. Based on allocation information recently developed by EPA, Con Edison of New York believes that its share of the investigation and remediation costs for the sites could range between $2.5 and $5 million.

Astoria Site.    Con Edison of New York is permitted by the DEC to operate a PCB storage facility on property the company owns in the Astoria section of Queens, New York. The company has submitted to the DEC and the New York State Department of Health a report indicating PCB contamination of portions of the site. The investigation for hazardous substances of additional areas on the property, including a waste water treatment facility and the grounds of a former manufactured gas plant facility, has not yet been started. As a condition of its DEC permit, the company is required, where necessary, to conduct a remediation program. Depending upon the extent of the contamination and the remedial action required, the costs of the program could be material.

Borne Chemical Site.    In 1997, Con Edison of New York was named as an additional third-party defendant in a private cost recovery action in the New Jersey Superior Court (Union County) under the New Jersey Spill Compensation and Control Act for the Borne Chemical site in Elizabeth, New Jersey. Borne Chemical used the site for the processing and blending of various types of petroleum, dyes and chemical products from approximately 1917 until 1985 when it became bankrupt and abandoned the site. Between 1971 and 1981, a portion of the site was occupied by a waste transporter and oil spill cleanup contractor that did work for Con Edison of New York at various times. Con Edison of New York and four other third-party defendants in the lawsuit have entered into a settlement with the third-party plaintiffs under which Con Edison of New York paid $70,434 towards the cost of certain work that plaintiffs had already completed and agreed to assume responsibility for approximately 0.67% of the expenses that the third-party plaintiffs incurred conducting the site investigation study ordered by the NJDEPE and any soil or groundwater cleanup program that the NJDEPE may require after the site investigation study is completed.

Capasso Site.    In 1997, Con Edison of New York was served with a complaint by DMJ Associates seeking to compel Con Edison of New York and 16 other defendants to clean up contamination at the

Capasso property located in Long Island City, New York. The complaint alleges that Con Edison of New York sent waste to the Quanta Resources facility (Quanta) and that contamination, including PCB contamination, has migrated from Quanta to the Capasso property and is contributing to the contamination on or about the Capasso property. Con Edison of New York is continuing to investigate whether it sent any waste to Quanta. Con Edison of New York is defending this action pursuant to a joint defense agreement with the other generator defendants.

Arthur Kill Transformer Site.    Following a September 1998 transformer fire at Con Edison of New York's former Arthur Kill generating station, it was determined that oil containing high levels of PCBs was released to the environment during the incident. Con Edison of New York has completed DEC-approved cleanup programs for the station's facilities and various soil and pavement areas of the site affected by the PCB release. Pursuant to a July 1999 DEC consent order, Con Edison of New York is carrying out a DEC-approved Remedial Investigation/Feasibility Program to assess the nature and extent of the contamination in, and to recommend a proposed remediation program for, the waterfront area of the station. After soliciting public comment, the DEC will select a remedial alternative to be implemented by Con Edison of New York. In 1999, Con Edison of New York completed the sale of its Arthur Kill generating station pursuant to an agreement in which the buyer generally agreed to assume all environmental liabilities relating to the assets sold other than those for prior offsite disposal of hazardous waste and liabilities arising out of the transformer fire. In April 2000, Con Edison of New York entered into a Stipulation and Order of Consent with the United States Attorney for the Southern District of New York pursuant to which the United States Attorney agreed not to prosecute the company in connection with its response to the release of PCBs during the September 1998 transformer fire and, among other things, the company agreed to continue to develop, implement and maintain an effective environmental compliance program and to submit the program to an examination and evaluation by a person selected by the United States Attorney.

BCF Oil Refining Site.    In May 2000, the EPA designated Con Edison of New York and numerous other parties as PRPs for the BCF oil refining site in Brooklyn, New York. The site was operated as a waste oil reprocessing facility from the late 1970's until August 1994, when the facility was forced to close down because its storage and processing tanks had become contaminated with elevated concentrations of PCBs. In November 1994, the owners of the site sued Con Edison of New York, alleging that its shipments of waste oil and oily wastewater to the facility were the source of the high concentration of PCBs that had contaminated the facility's tanks. The action was dismissed after a jury verdict in Con Edison of New York's favor. However, the facility's tanks still contain significant quantities of PCB-contaminated oil and EPA has determined that an emergency cleanup program estimated to cost $2.1 million is required for them. EPA was attempting to negotiate with the owners of the facility for the implementation of the required emergency cleanup program, but has indicated that it may order PRPs who shipped waste oil to the facility to implement or to fund the program if the facility owners do not agree to carry out the program.

Mattiace Petrochemical Company Site.    In July 2000, Con Edison of New York was served with an EPA Superfund information request for the Mattiace Petrochemical Company Superfund site in Glen Cove, New York. According to EPA, the Mattiace Petrochemical Company processed, blended, repacked, and distributed solvents at the site from the mid-1960's until 1987. Between 1974 and 1982, Mattiace Petrochemical's affiliate, the M&M Drum Company, cleaned and refurbished metal drums at the site. EPA has reportedly incurred expenses totaling approximately $21 million since 1988, conducting emergency removal and cleanup work and other response actions at the site, including the portions of the site used by the M&M Drum Company. During the late 1970's and early 1980's, Con Edison of New York purchased naphta and a mineral spirit-based solvent product from Mattiace Petrochemical and sold empty scrap drums to Mattiace Petrochemical and M&M Drum. Based on Con Edison of New York's response to the information request for the site and M&M Drum Company records that EPA recently obtained from the Nassau County District Attorney's office, EPA claims that Con Edison of New York is responsible for a substantial number of the scrap drums that Mattiace Petrochemical and M&M Drums handled at the site during the period January 1977 through June 1978. EPA has proposed a seven-tiered allocation formula for settling its past costs and estimated $15.3 million of future costs for the site, with Con Edison of New York responsible for approximately 29% of those costs. EPA has threatened to issue CERCLA Section 106 unilateral administrative orders unless the identified Site PRPs take over the operation of the on-going site remedial program which may take as long as 20 to 25 years to finish. Con Edison of New York and various other PRPs have formed a joint defense group that is currently attempting to negotiate a settlement of EPA's demands. Con Edison of New York's share of the settlement is presently expected to range from $4.6 million to $6.7 million.

Croton Point Sanitary Landfill Site.    The New York Attorney General has alleged that Con Edison of New York and numerous other businesses with commercial and industrial facilities within Westchester County, New York are Superfund PRPs for the County of Westchester's Croton Point Sanitary Landfill in Croton on the Hudson, New York, because they formerly used the landfill for the disposal of refuse and waste materials that contained hazardous substances. According to the New York Attorney General, the State of New York has spent over $27 million since 1993 assisting the County of Westchester in implementing response actions needed to prevent releases of hazardous substances from the landfill and to properly close the landfill. Con Edison of New York intends to join a group of other designated site PRPs that is currently attempting to negotiate with the Attorney General a settlement under which the State of New York's past response costs would be equitably allocated among all known site PRPs, including the County of Westchester and various municipalities within Westchester County that disposed of incinerator ash and other materials containing hazardous substances at the landfill.

Manufactured Gas Sites.    In 1999, Con Edison of New York submitted a report to the DEC identifying 32 sites where Con Edison of New York or its predecessors manufactured gas many years ago and 17 sites where the company or its predecessors maintained storage holders for manufactured gas in the past. The company has identified an additional manufactured gas site. The DEC is requiring the company to investigate and, if necessary, develop and implement remediation programs for each of the sites, the cost of which is not presently determinable but may be material to its financial position, results of operations or liquidity. In February 2002, Con Edison of New York submitted an application to participate in the DEC's voluntary cleanup program.

Coal tar and other manufactured gas plant-related environmental contaminants have been detected at several of the sites, including lower Manhattan and the Hunts Point and Astoria sections of New York City and in Tarrytown, Pelham Manor and White Plains in Westchester County.

As to the lower Manhattan site, located near the Hudson River, the cost of the DEC-approved cleanup work is estimated at $10 million, and the DEC has demanded that the company conduct off-site testing to determine whether the contamination has migrated.

As to the Hunts Point site, which was sold to New York City in the 1960's, the New York City Economic Development Corporation ("EDC") is implementing DEC-approved investigation programs for five vacant parcels at the site for which development is planned and will implement DEC-approved remediation programs for the five parcels. Con Edison of New York and the City have entered into a settlement agreement under which the company will reimburse the City for up to $14.2 million of its expenses for investigating the five vacant parcels and implementing DEC-approved remediation programs for the parcels. The DEC has demanded that the company assess the current environmental conditions of the remaining parcels at the site.

As to the Astoria site, see 'Superfund—Astoria Site" above.

As to the Tarrytown site, which is adjacent to the Hudson River, Con Edison of New York recently completed a DEC-approved supplemental investigation program to compile the additional data needed by the DEC to determine the scope of the required cleanup program for the contaminated sections of the site and the Hudson River. Depending on the DEC's requirements, the costs of the remediation programs could exceed $20 million.

As to the Pelham Manor site, now used as a shopping center, the company is funding site studies and has agreed to participate with the site ground lessee in the development and implementation of a cleanup plan that is acceptable to the DEC, the costs of which have not yet been determined.

As to the White Plains site, based on the limited testing conducted to date, it appears that the contamination extends to at least one neighboring property and possibly others. Additional studies are planned to delineate the full extent of the contamination. Depending on the results of those studies and the cleanup requirements imposed by the DEC, the costs of cleaning up the contamination could exceed $10 million.

Asbestos Litigation

Asbestos is present in numerous Con Edison of New York facilities and was present in facilities formerly owned by the company. The following is a discussion of the significant suits involving asbestos in which Con Edison of New York has been named a defendant. The listing is not exhaustive and additional suits may arise in the future. See "Environmental Matters" in Note F to the Con Edison of New York financial statements in Item 8 (which information is incorporated herein by reference).

Mass Tort Cases.    Numerous suits have been brought in New York State and Federal courts against Con Edison of New York and many other defendants for death and injuries allegedly caused by exposure to asbestos at various Con Edison of New York premises. Many of these suits have been disposed of without any payment by Con Edison of New York, or for immaterial amounts. The amounts specified in the remaining suits, including the Moran v. Vacarro suit discussed below, total billions of dollars, but Con

Edison of New York believes that these amounts are greatly exaggerated, as were the claims already disposed of.

Moran, et al. v. Vacarro, et al.    In 1988, Con Edison of New York was served with a complaint and an amended complaint in an action in the New York State Supreme Court, New York County, in which approximately 188 Con Edison of New York employees and their union alleged that the employees were exposed to dangerous levels of asbestos as a result of alleged intentional conduct of supervisory employees. Each of the employee plaintiffs sought $1 million in punitive damages, $1 million in damages for mental distress, unspecified additional compensatory damages, and to enjoin Con Edison of New York from violating EPA regulations and exposing employees to asbestos without first taking certain safety measures. In 1990, the complaint was amended to add the spouses of 131 plaintiffs as additional plaintiffs and to remove the union as a plaintiff. Each spouse seeks medical monitoring, $1 million for emotional distress and $1 million for punitive damages. In 1995, the court dismissed the claims of the employee plaintiffs, leaving employee spouses as the only plaintiffs.

Employees' Class Action

In January 1998, seven current employees and one former employee of Con Edison of New York sought class certification in a proceeding, entitled Sheppard, et al. v. Con Edison of New York, that had been initiated 1994 in the United States District Court for the Eastern District of New York. Plaintiffs allege denial of promotions or transfer because of their race and seek back-pay, compensatory and punitive damages, injunctive relief (including promotions for those allegedly improperly denied promotions), and reformation of Con Edison of New York's personnel practices. In December 2000, the court issued a decision in which it disapproved a settlement with the plaintiffs (that the court had preliminarily approved in June 2000) pursuant to which company was to pay an estimated aggregate $10 million (including attorneys' fees) and take certain actions with respect to its personnel practices. In October 2001, the court preliminarily approved a new settlement which reduced the potential awards to the named plaintiffs but did not significantly change what the company agreed to do in the original settlement. The settlement is before the court for final approval. At December 31, 2001, the company had accrued an approximately $11.1 million liability with respect to this action.

Washington Heights Power Outage

Lawsuits relating to a July 1999 interruption of electric service to customers served by Con Edison of New York's Washington Heights distribution network were brought in New York State Supreme and Civil Courts, New York County. A number of cases, including a purported class action, have been dismissed, discontinued or settled for de minimis amounts. The company does not expect that the remaining cases will have a material adverse effect on its financial position, results of operation or liquidity.

Ronel Bennett

In December 1999, Ronel Bennett, Inc. and its president commenced an action in the Supreme Court of the State of New York, County of Queens, against Con Edison of New York and six of its employees seeking $300 million in damages and alleging breach of contract and torts. Ronel Bennett performed work for the company at its former Ravenswood generating station from September 1996 through sometime in Spring 1997. Plaintiffs claim that the company failed to maintain a safe working environment, misrepresented conditions, failed to disclose information about hazardous and toxic substances, violated federal and New York laws regarding hazardous substances and retaliated against the plaintiffs. The company does not expect this proceeding to have a material adverse effect on its financial condition, results of operation or liquidity.

O&R

Superfund

The following is a discussion of significant proceedings pending under Superfund or similar statutes involving sites for which O&R has been asserted to have a liability. Additional such proceedings may arise in the future. For a further discussion of claims and possible claims against O&R under Superfund and the estimated liability accrued for certain Superfund claims, see "Environmental Matters" in Note F to the O&R financial statements in Item 8 (which information is incorporated herein by reference).

Metal Bank of America Site.    O&R is a PRP with respect to the site described under "Superfund—Metal Bank of America Site" above in the description of Con Edison of New York's legal proceedings in this Item 3. O&R's share of the estimated $24 million to $30 million cost of the cleanup program is expected to be approximately 4.6 percent.

Borne Chemical Site.    O&R is a PRP with respect to the site described under "Superfund—Borne Chemical Site" above in the description of Con Edison of New York's legal proceedings in this Item 3. In October 1995, various site PRPs, including O&R, entered into an administrative consent order with the NJDEPE which obligates them to perform a remedial investigation to determine what, if any, subsurface remediation at is required.

West Nyack Site.    In 1994 and 1997, O&R entered into consent orders with DEC pursuant to which O&R agreed to conduct a remedial investigation and remediate certain property it owns in West Nyack, New York at which PCBs were discovered. Petroleum contamination related to a leaking underground storage tank was found as well. O&R has completed all remediation at the site that the DEC has to date required. The DEC is expected to determine whether any additional groundwater remediation will be required.

Orange County Landfill Site.    In August 2000, the New York Attorney General informed O&R that it had been identified as a Superfund PRP for the Orange County Landfill Site in Goshen, New York. The site, a former sanitary landfill, was operated by the Orange County Department of Works between 1974 and January 1992 and was reportedly used for the disposal of approximately 7 million cubic yards of municipal waste as well as small quantities of waste oil, industrial waste, septic sludge, and hazardous waste. In March 1992, the DEC designated the landfill site a Class 2 Inactive Hazardous Waste Disposal Site after finding groundwater contamination in the vicinity of the site. Since then, the State of New York has incurred expenses totaling more than $12 million in connection with various required response actions for the site, including the capping and proper closure of the landfill. Orange County has reportedly spent an additional $5 million in connection with those actions. O&R's records indicate that during the period 1988 through 1990, it disposed of approximately 1.5 cubic yards of oil-soaked debris and four cubic yards of oil and/or solvent-contaminated metal at the landfill. O&R is investigating whether private refuse carters that picked up trash from its facilities may have used the landfill for the disposal of the trash.

Ramapo Landfill Site.    In November 2000, the New York Attorney General informed O&R that it was considered a Superfund PRP for the Ramapo Landfill Site in the Town of Ramapo, New York,

because a commercial carting company that had picked up trash from its facilities in Rockland County, New York during the early 1980's may have disposed of that material at the site. The site, a former municipal waste and construction and demolition debris landfill, is included on the Superfund National Priorities List and is being administered by the DEC. In 1992, the EPA issued a Record of Decision selecting a comprehensive cleanup program for the site which is estimated will cost between $21 million and $28 million to complete. The State of New York has reportedly spent more than $19 million assisting the Town of Ramapo to implement the required cleanup program.

Manufactured Gas Sites.    Coal tar and related environmental contaminants have been detected at the sites where O&R or its predecessors manufactured gas many years ago. O&R and the DEC executed consent orders in 1996, 1998 and 1999 requiring O&R to investigate and remediate seven such sites, the aggregate cost of which is currently estimated at as much as $73.2 million. Pursuant to a NYPSC order, O&R may defer as a regulatory asset the costs of investigating and remediating these sites. At December 31, 2001, O&R has paid $3.2 million of such costs, accrued a liability of $37.3 million for the sites, and recorded a related regulatory asset of $40.5 million.

O&R Clean Air Act Proceeding

In May 2000, the DEC issued notices of violation to O&R and four other companies that have operated coal-fired electric generating facilities in New York State. The notices allege violations of the federal Clean Air Act and the New York State Environmental Conservation Law resulting from the alleged failure of the companies to obtain DEC permits for physical modifications to their generating facilities and to install air pollution control equipment that would have reduced harmful emissions. The notice of violation received by O&R relates to the Lovett Generating Station that it sold in June 1999. O&R is unable to predict whether or not the alleged violations will have a material adverse effect on its financial position, results of operation or liquidity.

Asbestos Litigation

Asbestos is present in numerous O&R facilities and was present in facilities formerly owned by the company. Numerous suits have been brought in New York State and Federal courts against O&R and many other defendants for death and injuries allegedly caused by exposure to asbestos at various O&R premises. Many of these suits have been disposed of without any payment by O&R, or for immaterial amounts. The amounts specified in the remaining suits total billions of dollars, but O&R believes that these amounts are greatly exaggerated, as were the claims already disposed of. See Note F to the O&R financial statements in Item 8 (which information is incorporated herein by reference).

Item 4.    Submission of Matters to a Vote of Security Holders

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Executive Officers of the Registrant

The following table sets forth certain information about the executive officers of Con Edison and Con Edison of New York, as of March 1, 2002. Unless otherwise indicated, all positions and offices listed are at Con Edison of New York. Mr. McGrath has an employment agreement with Con Edison which provides that he will serve as Chairman of the Board and Chief Executive Officer of Con Edison and

Con Edison of New York through August 31, 2005 (subject to one year extensions unless terminated on six months prior notice). Messrs. Burke and McMahon and Ms. Freilich have employment agreements with Con Edison which provided that they will serve in senior executive positions through August 31, 2005. The term of office of each officer is until the next election of directors (trustees) of their company and until his or her successor is chosen and qualifies. Officers are subject to removal at any time by the board of directors (trustees) of their company.

Name	Age	Offices and Positions During Past Five Years
Eugene R. McGrath	60	10/97 to present—Chairman, President, Chief Executive Officer and Director of Con Edison
3/98 to present—Chairman, Chief Executive Officer and Trustee of Con Edison of New York
		9/90 to 2/98—Chairman, President, Chief Executive Officer and Trustee of Con Edison of New York
Kevin Burke	51	9/00 to present—President of Con Edison of New York
7/99 to 8/00—President of Orange & Rockland Utilities, Inc.
7/98 to 6/99—Senior Vice President—Customer Service
3/98 to 6/98—Senior Vice President—Corporate Planning
		3/93 to 2/98—Vice President—Corporate Planning
Joan S. Freilich	60	3/98 to present—Executive Vice President, Chief Financial Officer and Director (Trustee) of Con Edison and Con Edison of New York
10/97 to 2/98—Senior Vice President, Chief Financial Officer and Director of Con Edison
4/97 to 2/98—Trustee of Con Edison of New York
		7/96 to 2/98—Senior Vice President and Chief Financial Officer
Robert W. Donohue, Jr.	59	8/99 to present—Senior Vice President—Electric Operations 1/98 to 7/99—Vice President—Brooklyn & Queens Customer Service 2/94 to 12/97—Vice President—Queens Customer Service
Mary Jane McCartney	53	10/93 to present—Senior Vice President—Gas
John D. McMahon	50	8/98 to present—Senior Vice President and General Counsel of Con Edison and Con Edison of New York
10/97 to 8/98—Deputy General Counsel, Corporate and Regulatory
		2/96 to 10/97—Associate General Counsel, Utility Affairs
Frances A. Resheske	41	2/02 to present—Senior Vice President—Public Affairs
5/99 to 2/02—Vice President—Public Affairs
2/99 to 4/99—Director—Public Affairs
		6/95 to 2/99—General Manager—Government Relations and Community Development, Brooklyn Union
Robert A. Saya	60	9/01 to present—Senior Vice President—Central Operations 4/00 to 8/01—Vice President—System and Transmission Operations 1/95-3/00—Chief Engineer, Substation and Transmission Engineering
Luther Tai	53	9/01 to present—Senior Vice President—Central Services 9/00 to 8/01—Senior Vice President—Central Operations 7/98 to 8/00- Vice President—Corporate Planning 7/94 to 6/98—Director—Corporate Planning

Stephen B. Bram	59	9/00 to present—President and CEO of Orange & Rockland Utilities, Inc. 4/95 to 8/00—Senior Vice President—Central Operations
Peter Rust	48	2/99 to Present—President of Con Edison Communications, LLC. 3/97 to 1/99—Vice President of Operations for Internetworking and Multimedia Solutions, Inc.
JoAnn Ryan	44	2/01 to present—President of Consolidated Edison Solutions, Inc.
1/99 to 1/01—Vice President—Information Technologies of Consolidated Edison Solutions, Inc.
1/98 to 12/98—General Manager—Customer Assistance
12/97 to—12/98—General Manager Customer Operations Administration
		9/96 to 11/97—General Manager—Brooklyn Customer Operations
Charles Weliky	55	1/01 to present—President of Consolidated Edison Energy, Inc and Consolidated Edison Development, Inc. 5/98 12/01—Vice President of Con Edison Energy, Inc. 9/94 to 4/98—Director—Corporate Planning
John H. Banks	40	2/02 to present—Vice President—Government Relations of Con Edison of New York
11/00—1/02—Chief of Staff to the Council at New York City Council
4/99—10/00—Director of Government Relations of Con Edison of New York
		2/94—3/99—Deputy Director of Finance Division at New York City Council
James S. Baumstark	59	10/01—present—Vice President
7/98 to 9/01—Vice President—Nuclear Power
1/98 to 7/98—Engineering Director, Crystal River Nuclear Plant, Florida Power Corp.
		6/96 to 12/97—Quality Programs Director, Crystal River Nuclear Plant, Florida Power Corp.
Marilyn Caselli	47	8/98 to present—Vice President—Customer Operations 10/97 to 7/98—Vice President—Staten Island Customer Services 5/96 to 9/97—General Manager—Queens
David Davidowitz	55	12/00 to present—Vice President—Gas Engineering
4/00 to 11/00—General Manager—Manhattan Gas Operations
7/99 to 10/99—General Manager—Environmental, Health & Safety
		12/95 to 6/99—General Manager Tunnel Maintenance
David F. Gedris	53	8/99 to present—Vice President—Brooklyn & Queens Customer Services 10/97 to 7/99—Vice President—Fossil Power 2/96 to 9/97—Vice President—Westchester Customer Service
George Greenwood, Jr.	55	12/00 to present—Vice President—Emergency Management 1/00 to 11/00—General Manager—Environmental Affairs 12/95 to 12/99—General Manager—Customer Service—Environmental, Healthy & Safety
Peter A. Irwin	56	2/02 to present—Vice President—Legal Services 12/96 to 1/02—Assistant Secretary & Associate General Counsel
Andrew L. Jacob	53	8/99 to present—Vice President—Steam Operations 1/93 to 7/99—Chief Engineer
Paul H. Kinkel	57	9/98 to present—Vice President—Bronx and Westchester Customer Services 1/98 to 9/98—Vice President—Nuclear Power 2/96 to 12/97—Vice President—Maintenance and Construction

Chanoch Lubling	55	2/02 to present—Vice President—Regulatory Services 10/97 to 01/02—Associate General Counsel 4/91 to 9/97—Assistant General Counsel
William G. Longhi	48	9/01 to present—Vice President—System and Transmission Operations 1/00 to 8/01—Vice President—Operations of Orange & Rockland Utilities, Inc. 8/97 to 12/99—Chief Engineer—Distribution Engineering
William J. McGrath	44	5/01 to present—Vice President—Central Field Services
3/01 to 5/01—Acting Vice President—Central Field Services
5/99 to 2/01—Plant Manager—74th Street Station
11/97 to 4/99—Director—Human Resource Services
		8/96 to 10/97—Director—Operations Support
Thomas Newell	43	12/00 to present—Vice President—Gas Operations 10/97 to 11/00—General Manager—Manhattan Gas Operations 1/95 to 9/97—Department Manager—Steam
Joseph P. Oates	40	8/01 to present—Vice President—Energy Management
4/01 to 7/01—Director—ISO Analysis Group
2/01 to 3/01—Director—Central Operations
4/99 to 5/01—Project Manager—Corporate Planning
		9/98 to 3/99—Manager—Corporate Planning
James P. O'Brien	54	3/99 to present—Vice President & General Auditor 1/98 to 2/99—General Auditor 3/94 to 12/97—Vice President—Information Resources
Randolph S. Price	48	8/01 to present—Vice President—Environment, Health and Safety 10/96 to 8/01—Corporate Director—Honeywell International
Stephen E. Quinn	55	5/01 to present—Vice President—Substation Operations 1/98 to 4/01—Vice President—Maintenance Services 9/94 to 12/97—Vice President—Nuclear Power
Louis L. Rana	53	4/00 to present—Vice President—Manhattan Customer Services
3/98 to 3/00—Vice President—System and Transmission Operations
10/97 to 2/98—General Manager—System Operation
		8/97 to 9/97—General Manager—Manhattan Electric Operations
Edward J. Rasmussen	53	12/00 to present—Vice President, Controller and Chief Accounting Officer 4/93 to 11/00—Assistant Controller
Hyman Schoenblum	53	12/00 to present—Vice President—Corporate Planning 12/97 to 11/00—Vice President and Controller 3/97 to 9/97—Vice President and Treasurer
Wanda Skalba	52	1/98 to present- Vice President—Information Resources 4/96 to 12/97—Director—Information Resources
Saddie L. Smith	49	2/02 to present—Secretary and Associate General Counsel
8/98 to 1/02—Vice President—Staten Island Customer Service
7/97 to 7/98—Director—Facilities and Office Services
		7/95 to 7/97—Director—Equal Employment Opportunity Affairs
Carole Sobin	51	3/02 to present—Vice President—Purchasing 4/01 to 2/02—Solicitor 1/98—3/01—Assistant General Counsel 9/96-12/97—Associate Counsel/Assistant to Chairman

Robert P. Stelben	59	12/97 to present—Vice President and Treasurer of Con Edison
10/97 to present—Vice President and Treasurer
8/97 to 9/97—Vice President—Finance
11/95 to 8/97—Vice President and Treasurer, Johnson & Higgins
Claude Trahan	49	2/02 to present—Vice President—Human Resources
10/99 to 1/02—General Manager—Queens Gas Operations
7/99 to 9/99—General Manager—Manhattan Gas Operations
7/97 to 6/99—Director EEO Affairs
7/94 to 6/97—Senior Attorney
Kevin E. Walker	39	5/01 to present—Vice President—Maintenance and Construction Services
4/01 to 5/01—Acting Vice President—Maintenance and Construction Services
7/00 to 3/01—Vice President—Operations, Public Service Company of New Hampshire
1/98 to 6/00—Plant Manager—Waterside Station
7/95 to 12/97—Department Manager—Steam Operations
Stephen F. Wood	49	2/02 to present—Vice President—Staten Island Electric Operations 7/00 to 1/02—Vice President—Engineering Services 2/95 to 6/00—President and CEO, Constellation Energy Projects & Services, Inc.

PART II

Item 5.    Market for the Registrant's Common Equity and Related Stockholder Matters

CON EDISON

Con Edison's Common Shares ($.10 par value), the only class of common equity of Con Edison, are traded on the New York Stock Exchange. As of January 31, 2002, there were 103,380 holders of record of Con Edison's Common Shares.

The market price range for Con Edison's Common Shares during 2001 and 2000, as reported in the consolidated reporting system, and the dividends paid by Con Edison in 2001 and 2000 were as follows:

	2001			2000
	High	Low	Dividends Paid	High	Low	Dividends Paid

1st Quarter	$38.38	$31.44	0.55	$36.19	$26.19	0.545
2nd Quarter	$40.00	$35.76	0.55	$36.81	$28.88	0.545
3rd Quarter	$43.37	$36.90	0.55	$35.56	$29.81	0.545
4th Quarter	$42.20	$36.50	0.55	$39.50	$32.06	0.545

On January 17, 2002, Con Edison's Board of Directors declared a quarterly dividend of $.555 per Common Share which was paid on March 15, 2002.

Con Edison expects to pay dividends to its shareholders primarily from dividends and other distributions it receives from its subsidiaries. The payment of dividends, however, is subject to approval and declaration by Con Edison's Board of Directors, and will depend on a variety of factors, including business, financial and regulatory considerations. For additional information about the payment of dividends by Con Edison, see "Dividends" in Note B to the Con Edison financial statements in Item 8 (which information is incorporated herein by reference).

CON EDISON OF NEW YORK

The outstanding shares of Con Edison of New York's Common Stock ($2.50 par value), the only class of common equity of Con Edison of New York, are held by Con Edison and are not traded.

The dividends declared by Con Edison of New York in 2001 and 2000 are shown in its Consolidated Statement of Retained Earnings included in Item 8 (which information is incorporated herein by reference). For additional information about the payment of dividends by Con Edison of New York, and restrictions thereon, see "Dividends" in Note B to the Con Edison of New York financial statements in Item 8 (which information is incorporated herein by reference).

O&R

The outstanding shares of O&R's Common Stock ($5.00 par value), the only class of common equity of O&R, are held by Con Edison and are not traded.

The dividends declared by O&R in 2001 and 2000 are shown in its Consolidated Statement of Retained Earnings included in Item 8 (which information is incorporated herein by reference).

Item 6.    Selected Financial Data

CON EDISON*

For the Year Ended December 31	2001	2000	1999	1998	1997

	(Millions of Dollars)
Operating revenues	$9,634.0	$9,431.4	$7,491.3	$7,093.0	$7,196.2
Purchased power	3,630.5	3,644.7	1,824.0	1,253.8	1,349.6
Fuel	393.8	350.8	430.1	579.0	596.8
Gas purchased for resale	860.0	789.1	485.2	437.3	552.6
Operating income	1,127.5	1,016.1	1,019.8	1,053.3	1,035.3
Net income for common stock	682.2	582.8	700.6	712.7	694.5
Total assets	16,996.1	16,767.2	15,531.5	14,381.4	14,722.5
Long-term debt	5,501.2	5,415.4	4,524.6	4,050.1	4,188.9
Preferred stock subject to mandatory redemption	37.1	37.1	37.1	37.1	84.6
Common shareholders' equity	5,666.3	5,472.4	5,412.0	6,025.6	5,930.1

Basic earnings per share	3.22	$2.75	$3.14	$3.04	$2.95
Diluted earnings per share	3.21	$2.74	$3.13	$3.04	$2.95
Cash dividends per common share	2.20	$2.18	$2.14	$2.12	$2.10

Average common shares outstanding (millions)	212.1	212.2	223.4	234.3	235.1

CON EDISON OF NEW YORK*

For the Year Ended December 31	2001	2000	1999	1998	1997

	(Millions of Dollars)
Operating revenues	$8,122.2	$8,000.7	$6,956.0	$6,998.7	$7,196.2
Purchased power	2,818.9	2,988.1	1,669.2	1,252.0	1,349.6
Fuel	351.0	322.1	430.2	579.0	596.8
Gas purchased for resale	666.0	490.6	351.8	370.1	552.6
Operating income	1,046.5	952.1	1,001.5	1,067.1	1,035.3
Net income for common stock	649.5	570.1	698.3	728.1	694.5
Total assets	14,518.8	14,547.9	13,682.2	14,172.8	14,722.5
Long-term debt	5,011.8	4,915.1	4,243.1	4,050.1	4,188.9
Preferred stock subject to mandatory redemption	37.1	37.1	37.1	37.1	84.6
Common shareholders' equity	4,665.8	4,479.6	4,393.8	5,842.7	5,930.1

  *
  Con Edison, which was established as the parent holding company for Con Edison of New York effective January 1, 1998, owns all of Con Edison of New York's outstanding shares of common stock.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis relates to the accompanying consolidated financial statements of Consolidated Edison, Inc. (Con Edison) and should be read in conjunction with the consolidated financial statements and the notes thereto. Except where noted, this discussion and analysis is presented on a consolidated basis.

CON EDISON'S BUSINESS

Con Edison is a holding company that provides a wide range of energy-related services to its customers through its regulated and unregulated subsidiaries. Con Edison's core business is energy distribution and it is also pursuing related growth opportunities in competitive businesses.

Con Edison's principal subsidiary is Consolidated Edison Company of New York, Inc. (Con Edison of New York), a regulated utility that provides electric service to over 3.1 million customers and gas service to over 1.1 million customers in New York City and Westchester County. It also provides steam service in parts of Manhattan.

Orange and Rockland Utilities, Inc. (O&R) is also a regulated utility subsidiary of Con Edison. O&R, along with its regulated utility subsidiaries, provides electric service to over 280,000 customers and gas service to over 120,000 customers in southeastern New York and in adjacent sections of New Jersey and northeastern Pennsylvania.

Con Edison has four unregulated subsidiaries: Consolidated Edison Solutions, Inc. (Con Edison Solutions), a retail energy services company that sells electricity and gas to delivery customers of utilities, including Con Edison of New York and O&R; Consolidated Edison Energy, Inc. (Con Edison Energy), a wholesale energy supply company that enters into financial and commodity instruments as part of its energy trading activities; Consolidated Edison Development, Inc. (Con Edison Development), a company that acquires, develops and operates generating projects; and Con Edison Communications, LLC (Con Edison Communications), a company that builds and operates fiber optic networks to provide wholesale telecommunications services. The unregulated subsidiaries participate in competitive energy supply and services businesses that are subject to different risks than those found in the businesses of the regulated utility subsidiaries. The unregulated subsidiaries accounted for approximately 8.2 percent of consolidated operating revenues and 1.7 percent of consolidated net income in 2001, and 5.0 percent of consolidated total assets at December 31, 2001.

SIGNIFICANT DEVELOPMENTS

The September 11, 2001 attack on the World Trade Center damaged electric, gas and steam transmission and distribution facilities of Con Edison of New York. See Note Q to the financial statements.

In 2001 Con Edison of New York completed the sale of its 480 MW interest in the jointly owned Roseton generating station and its 1,000 MW nuclear generating unit and related assets for $642.5 million. See "Liquidity and Capital Resources - Generation Divestiture," below. Con Edison of New York's remaining electric generating facilities consist of steam-electric plants located in New York City with an aggregate electric capacity of approximately 629 MW.

In April 2001 Con Edison of New York reduced its electric rates $209 million (on an annual basis). Together with previous decreases implemented since its 1997 Restructuring Agreement, Con Edison has decreased its electric rates by $691 million (on an annualized basis). See "Regulatory Matters -Electric," below.

In March 2001 Con Edison and Northeast Utilities commenced litigation relating to their October 1999 merger agreement. See Note P to the financial statements.

CRITICAL ACCOUNTING POLICIES

Con Edison's financial statements reflect the application of the company's accounting policies. These accounting policies conform to accounting principles generally accepted in the United States of America. The accounting policies and the judgments and uncertainties affecting their application that are most important to the portrayal of Con Edison's financial condition and results of operations are discussed in the notes to the financial statements. It is likely that materially different amounts would be reported in financial statements under different conditions or using different assumptions.

Con Edison's critical accounting policies include Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation" and, in accordance with SFAS No. 71, the accounting requirements and rate making practices of the Federal Energy Regulatory Commission (FERC) and state public utility regulatory authorities having jurisdiction.

SFAS No. 71 specifies the economic effects that result from the cause and effect relationship of costs and revenues in the rate-regulated environment and how these effects are to be accounted for by a regulated enterprise. Revenues intended to cover some costs may be recorded either before or after the costs are incurred. If regulation provides assurance that incurred costs will be recovered in the future, these costs would be capitalized as deferred charges or "regulatory assets" under SFAS No. 71. If revenues are recorded for costs that are expected to be incurred in the future, these revenues would be accrued as deferred credits or "regulatory liabilities" under SFAS No. 71. Actions of a regulator may also reduce or eliminate the value of an asset of a regulated enterprise, or impose a liability (or eliminate a liability it imposed) on the enterprise. Authoritative accounting pronouncements that apply to enterprises in general also apply to regulated enterprises. However, enterprises subject to SFAS No. 71 are required to apply it instead of any conflicting provisions of standards in other authoritative pronouncements. If some of an enterprise's operations are regulated and meet the criteria specified in SFAS No. 71, it is applied only to that regulated portion of the enterprise's operations.

Critical accounting policies of Con Edison are referenced in Note A (Summary of Significant Accounting Policies), Note D (Pension Benefits), Note E (Post Retirement Benefits Other Than Pensions) and Note O (Derivative Instruments and Hedging Activities) to the financial statements.

LIQUIDITY AND CAPITAL RESOURCES

Con Edison's liquidity is dependent on its cash flows from its operating, investing and financing activities listed on the accompanying consolidated statement of cash flows and discussed below. As a result of these activities, cash and temporary cash investments increased $176.5 million at December 31, 2001 compared to December 31, 2000.

Cash Flows From Operating Activities

Con Edison's cash flows from operating activities reflect principally its energy sales and its cost of operations. The volume of energy sales is dependent on factors external to Con Edison such as weather, economic conditions and technological developments. The prices at which Con Edison's utility subsidiaries provide energy to their customers are determined in accordance with rate agreements approved by the state public utility regulatory authority having jurisdiction - New York State Public Service Commission (NYPSC), New Jersey Board of Public Utilities (NJBPU) and Pennsylvania Public Utility Commission (PPUC). See "Regulatory Matters," below. In general, changes in the utility subsidiaries' cost of purchased power and gas affect the timing of cash flows but not net income because the costs are recovered in accordance with rate agreements. See "Recoverable Energy Costs" in Note A to the financial statements.

Net cash flows from operating activities in 2001 increased $332.5 million compared with 2000, principally as a result of lower energy costs which are reflected in decreased customer accounts receivable and recoverable energy costs, offset in part by decreased accounts payable balances. Net cash flows from operating activities in 2000 decreased $202.8 million compared to 1999, due principally to increased energy costs, including $90 million of replacement power costs that were not recovered from customers. See Note G to the financial statements.

Net income for common stock is a result of cash and non-cash transactions. Only cash transactions affect Con Edison's cash flow from operations. Principal non-cash charges include depreciation. Principal non-cash credits include accrued pension credits. Pension credits result from favorable past performance in Con Edison of New York's pension fund and assumptions about future performance. See Note D to the financial statements.

Con Edison's accounts receivable - customer, less allowance for uncollectible accounts decreased $296.6 million at December 31, 2001 compared with year-end 2000, due primarily to lower customer billings during the fourth quarter by Con Edison's utility subsidiaries, reflecting lower energy costs, offset in part by the timing of customer payments and the remaining receivables from the higher summer billings. Con Edison of New York's equivalent number of days of revenue outstanding (ENDRO) of customer accounts receivable was 29.6 days at December 31, 2001, compared to 29.7 days at December 31, 2000. For O&R the ENDRO was 23.6 days at December 31, 2001 and 33.4 days at December 31, 2000.

Recoverable energy costs decreased $130.2 million at December 31, 2001 compared with year-end 2000, reflecting decreased purchased power and gas costs, resulting from lower sales volumes. See "Recoverable Energy Costs" in Note A to the financial statements.

Gas in storage increased $28.4 million at December 31, 2001 compared with year-end 2000 due primarily to higher volumes resulting from lower withdrawals as a result of warmer weather in 2001 as compared to 2000.

Prepayments decreased $77.9 million at December 31, 2001 compared with year-end 2000 due primarily to a prepayment of Federal and State taxes of $70.0 million at year-end 2000 by Con Edison of New York.

The decreases in 2001 compared to 2000 in electric plant, accumulated depreciation, materials and supplies, nuclear decommissioning trust funds, and the regulatory assets for future Federal income tax, as well as the establishment in 2001 of a regulatory asset for the sale of Con Edison of New York's nuclear generating unit, reflect generation divestitures in 2001. See "Generation Divestiture," below.

Deferred environmental remediation costs increased $13.5 million at December 31, 2001 compared with year-end 2000, reflecting site investigation and remediation costs for Con Edison's utility subsidiaries deferred under current rate agreements. See Note F to the financial statements.

The $15.0 million increase in the regulatory asset for the workers' compensation reserve and the $15.0 million increase in the accumulated provision for injuries and damages at December 31, 2001 compared with year-end 2000 reflect primarily workers' compensation claims relating to alleged asbestos exposure. See Note F to the financial statements.

For information about the regulatory asset for World Trade Center restoration costs, see Note Q to the financial statements.

Accounts payable decreased $355.1 million at December 31, 2001 compared with year-end 2000, due primarily to lower energy purchases in December 2001 as compared to December 2000.

Accrued taxes increased $82.3 million at December 31, 2001 compared to year-end 2000, primarily because, in light of the World Trade Center attack, the Federal government extended to January 2002 the due date for the final payment of 2001 income taxes for affected companies.

Regulatory liabilities increased $80.4 million at December 31, 2001 compared with year-end 2000, reflecting the deferral, pending future disposition by the NYPSC, of a $92.5 million refund from the New York Independent System Operator (NYISO) and an $81.5 million tax refund resulting from a casualty loss deduction taken by Con Edison of New York relating to the World Trade Center attack. These increases were offset in part by the recognition in income of $37 million of gains on generation divestiture, and $25.9 million of previously deferred New York Power Authority (NYPA) revenue increases related to the amortization of a NYPA revenue deficiency pursuant to terms of the agreements covering Con Edison of New York's electric rates. See "Restructuring Agreements" in Note A to the financial statements.

During 2001 other regulatory liabilities decreased $75.2 million, due primarily to a reduction of $80.6 million in the deferral related to New York State tax law changes. The reduction in the deferral was attributable to recognition in income of deferred state income tax expense and lower revenue-based tax collections. Changes in the New York State tax laws applicable to utility companies, effective January 1, 2000, repealed or reduced certain revenue-based taxes and instituted a net income-based tax. In June 2001 the NYPSC issued its final order relating to these tax law changes. It authorized each utility to use deferral accounting to record the difference between taxes being collected and the tax expense resulting from the tax law changes, until those are incorporated into base rates.

Cash Flows Used in Investing Activities

Cash flows used in investing activities in 2001 decreased $494.9 million compared with 2000, due primarily to the receipt of proceeds from generation divestiture, which offset increased utility construction expenditures ($101.2 million) related to meeting load growth on Con Edison of New York's electric distribution system. See "Generation Divestiture" and "Capital Expenditures" below.

Con Edison's investments increased $176.4 million during 2001 compared with 2000, due principally to generation projects of Con Edison Development (see Note C to the financial statements), higher build-out costs of $42.6 million for Con Edison Communications and an expenditure of $25.5 million by Con Edison of New York to improve its underground facilities. This improvement will increase the capacity of Con Edison of New York to provide telecommunication companies access to install communication lines within Con Edison of New York's facilities.

In June 2000 Con Edison Development, purchased an 80 percent interest in a partnership that owns a 236-MW electric generating unit in Lakewood, New Jersey (the Lakewood Project) for $98.1 million.

Deferred real estate sale costs related to the demolition and remediation of a nine-acre development site in midtown Manhattan along the East River were $105.4 million at December 31, 2001 compared to $103.0 million at December 31, 2000. In 2000 Con Edison of New York agreed to sell this site for an expected price of $576 million to $680 million depending on zoning and other adjustments. The sale is subject to NYPSC approval and other conditions. The buyer paid Con Edison of New York $50 million as a down payment, which Con Edison of New York used to fund a portion of the demolition and remediation expenses. The down payment has been recorded as a regulatory liability.

Cash Flows Used in Financing Activities

Cash flows used in financing activities in 2001 increased $190.8 million compared with 2000, a result of decreased external borrowings and increased debt redemption.

External borrowings are a source of liquidity for companies that could be affected by changes in credit ratings, financial performance and capital markets. For information about Con Edison's credit ratings and certain financial ratios, see "Capital Resources," below.

Con Edison had $343.7 million of commercial paper and other short-term notes outstanding at December 31, 2001 and $255 million outstanding at December 31, 2000. Con Edison's average daily short-term borrowing outstanding in 2001 was $241.8 million compared with $319 million in 2000. The weighted average interest rate was approximately 4.6 percent in 2001 compared to approximately 6.4 percent in 2000. For additional information about Con Edison's short-term borrowing, see Note C to the financial statements.

In February 2001 Con Edison of New York redeemed $150 million of 6.5 percent 8-year debentures. In June 2001 Con Edison of New York issued $400 million of 7.5 percent 40-year debentures. In addition Con Edison of New York issued $224.6 million of variable rate 35-year tax-exempt debt (with an initial weekly rate of 2.25 percent) through the New York State Energy Research and Development Authority (NYSERDA), the proceeds of which were used in July 2001 to redeem, in advance of maturity, $228.2 million of tax-exempt debt with a weighted average interest rate of 7.2 percent. In November 2001 Con

Edison of New York issued $98 million of variable rate 35-year tax-exempt debt (with an initial weekly rate of 1.9 percent) through NYSERDA, the proceeds of which were used to redeem, in advance of maturity, $100 million of tax-exempt debt with an interest rate of 6.375 percent. In December 2001 Con Edison of New York redeemed $150 million of variable rate 5-year debentures.

During 2000 Con Edison of New York repaid at maturity $275 million of debentures, with a weighted average annual interest rate of approximately 7.48 percent, and issued $975 million of 5-year and 10-year debentures, with a weighted average annual interest rate of approximately 7.39 percent. During 2000, O&R repaid at maturity $120 million of debentures, with a weighted average annual interest rate of 8.27 percent, and issued $55 million of 10-year, 7.5 percent debentures.

Con Edison purchased approximately 1.9 million shares of its common stock, at an aggregate cost of $60.7 million, in 2000. Through December 31, 2000, a total of 23.2 million shares were purchased under a stock repurchase program begun in 1998, at an average price of $43.13 per share, and a total cost of $1.0 billion. No purchases were made by Con Edison in 2001.

Generation Divestiture

Con Edison sold most of its electric generating capacity in 1999. O&R completed the sale of all its generating assets prior to the completion of Con Edison's acquisition of O&R in July 1999.

In January 2001 Con Edison of New York completed the sale of its 480 MW interest in the jointly owned Roseton generating station for approximately $138 million. In September 2001 Con Edison completed the sale of its nuclear generating facilities and related assets for $504.5 million. The proceeds were net of a $73.8 million payment to increase the value of the nuclear decommissioning trust funds being transferred to $430 million, the amount provided for in the sales agreement.

Net income for 2001 reflects neither the $37.1 million net after-tax gain on the Roseton sale (which was deferred as a regulatory liability) nor the $175.4 million net after-tax loss on the nuclear generating facilities sale which was deferred as a regulatory asset.

Con Edison of New York's remaining electric generating facilities consist of plants located in New York City with an aggregate capacity of approximately 629 MW.

For additional information about generation divestiture, see Note I to the financial statements.

Capital Resources

Con Edison is a holding company that operates only through its subsidiaries and has no material assets other than its interests in its subsidiaries. Con Edison expects to finance its capital requirements and the payment of dividends to its shareholders primarily from dividends it receives from its subsidiaries and through external borrowings, including commercial paper. Con Edison's ability to make payments on its external borrowings is dependent upon its receipt of dividends from its subsidiaries or proceeds from the sale of its securities or its interests in its subsidiaries. For information about restrictions on the payment of dividends by Con Edison of New York, see Note B to the financial statements.

In addition Con Edison has determined to use authorized but previously unissued shares of its common stock instead of shares purchased on the open market for its Automatic Dividend Reinvestment and

Cash Payment Plan, Stock Purchase Plan and Stock Option Plan. In 2001 1.9 million shares were purchased in the open market for these plans.

Con Edison expects its utility subsidiaries to finance their operations, capital requirements and payment of dividends to Con Edison from internally generated funds and external borrowings. For information about the company's $950 million commercial paper programs and revolving credit agreements with banks, see Note C to the financial statements.

In December 2001 the NYPSC authorized Con Edison's utility subsidiaries to issue not more than $1.95 billion of debt securities prior to 2006. The NYPSC also authorized the refunding of the utility subsidiaries' outstanding debt securities and preferred stock.

Con Edison's unregulated subsidiaries have financed their operations and capital requirements primarily with capital contributions from Con Edison, internally generated funds and external borrowings and off-balance sheet financing guaranteed by Con Edison. See Note J to the financial statements.

Con Edison's ratio of earnings to fixed charges for 2001, 2000 and 1999 and common equity ratio at December 31, 2001, 2000 and 1999 were:

	2001	2000	1999

Earnings to fixed charges (SEC basis)	3.49	3.10	4.04
Common equity ratio	49.6	49.1	53.1

The changes in interest coverage in these years reflect changes in pre-tax income and changes in interest charges due to debt issuances and refundings. Excluding a $130 million charge for replacement power costs (see Note G to the financial statements) and the $32.1 million charge for merger-related expenses (see Note P to the financial statements), Con Edison's ratio of earnings to fixed charges for 2000 would have been 3.47. The changes in the equity ratio reflect the issuance of debt.

The commercial paper of Con Edison and its utility subsidiaries is rated P-1, A-1 and F-1, respectively, by Moody's Investors Service, Inc. (Moody's), Standard & Poor's Rating Services (S&P) and Fitch Ratings (Fitch). Con Edison's unsecured debt is rated A2, A and A-, respectively, by Moody's, S&P and Fitch. The senior unsecured debt of Con Edison's utility subsidiaries is rated A1, A+ and A+, respectively, by Moody's, S&P and Fitch.

Capital Requirements

The following table compares Con Edison's capital requirements relating to its regulated and unregulated subsidiaries for the years 1999 through 2001 and estimated amounts for 2002 and 2003:

	1999	2000	2001	2002	2003

	(Millions of Dollars)
Regulated utility construction expenditures	$678	$959	$1,042	$1,307	$1,388
Investment in unregulated subsidiaries	165	121	164	307	257

Sub-total	843	1,080	1,206	1,614	1,645
Retirement of long-term securities at maturity	225	395	638	337	185

Total	$1,068	$1,475	$1,844	$1,951	$1,830

The increased regulated utility construction expenditures in 2002 and 2003 reflect expenditures for permanent electric, gas and steam system restoration following the World Trade Center attack, incremental electric load growth and reliability programs, an increased level of gas infrastructure expenditures and the cost to repower Con Edison of New York's East River steam-electric generating plant.

The investment in unregulated subsidiaries reflects Con Edison's funding to the unregulated subsidiaries as well as the subsidiaries' own investments. At December 31, 2001 and 2000, Con Edison's investment in these subsidiaries, on an unconsolidated basis, was $473.5 million and $405.6 million, respectively.

Contractual Obligations and Commercial Commitments

In the normal course of business, companies enter into contracts and make commitments. Accounting principles generally accepted in the United States of America do not require every obligation undertaken by a company to be included as a liability on its balance sheet. However, material off-balance sheet obligations are required to be disclosed in the footnotes to the financial statements.

The following tables summarize Con Edison's material contractual obligations to make payments. Long-term debt and capital lease obligations are included on Con Edison's balance sheet. Operating leases and non-utility generator contracts (for which undiscounted future annual payments are shown) are disclosed in the footnotes to the financial statements.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

	(Millions of Dollars)
Long-term debt (Note B)	$5,839	$311	$785	$350	$4,393
Capital lease obligations (Note J)	79	8	15	14	42
Operating leases (Note J)	412	50	135	77	150
Non-utility generator contracts (Note H)	8,679	541	1,082	1,054	6,002

Total	$15,009	$910	$2,017	$1,495	$10,587

Con Edison's material commercial commitments to make payments in addition to these contractual commitments are its guarantees of certain obligations of its subsidiaries. Con Edison estimates that, at December 31, 2001, the maximum aggregate amount of these guarantees, most of which expire or can be terminated within one year, totaled approximately $1.1 billion, of which approximately $456.2 million of underlying obligations to which guarantees relate were outstanding. The guarantees include Con Edison's guarantee in an amount not to exceed $239.7 million, of the residual value for an electric generating project leased by Con Edison Development (see Note J to the financial statements). In addition to the guarantees listed above, Con Edison Development has $51.3 million of guarantees outstanding for obligations of its subsidiaries.

Non-exchange Traded Contracts Accounted for at Fair Value

Con Edison Energy is engaged in energy trading activities, in relation to which Con Edison recognized in income in 2001 unrealized mark-to-market pre-tax net gains of $9.6 million, reflecting changes in the fair value of derivative financial and commodity instruments. See "Financial Market Risks," below and Note O to the financial statements.

ELECTRIC POWER PURCHASES

In 2001 Con Edison's utility subsidiaries purchased substantially all of the energy they sold to customers pursuant to firm contracts with non-utility generators and others or through the NYISO's wholesale electricity market.

In general Con Edison's utility subsidiaries recover prudently incurred purchased power costs pursuant to rate provisions approved by the state public utility regulatory authority having jurisdiction. See "Financial Market Risks," below and "Recoverable Energy Costs" in Note A to the financial statements. From time to time certain parties have petitioned the NYPSC to review these provisions, the elimination of which could have a material adverse effect on Con Edison's financial position, results of operations or liquidity.

To reduce the volatility of electric energy costs, Con Edison's utility subsidiaries have firm contracts to purchase electric energy (including the output of the nuclear generating unit divested in 2001) and have entered into derivative transactions to hedge the costs of expected purchases for a substantial portion of the electric energy expected to be sold to customers in summer 2002. See Notes H and O to the financial statements.

Con Edison's utility subsidiaries do not expect to add long-term electric generation resources other than in connection with the re-powering of Con Edison of New York's East River generating plant, which will add incremental electric capacity of approximately 200 MW. In a July 1998 order, the NYPSC indicated that it "agree(s) generally that Con Edison of New York need not plan on constructing new generation as the competitive market develops," but considers "overly broad" and did not adopt Con Edison of New York's request for a declaration that, solely with respect to providing generating capacity, it will no longer be required to engage in long-range planning to meet potential demand and, in particular, that it will no longer have the obligation to construct new generating facilities, regardless of the market price of capacity.

REGULATORY MATTERS

Electric

In July 2001 the FERC concluded that the three independent system operators in the Northeastern United States, including the NYISO, should combine to form one regional transmission organization (RTO) and initiated a process with respect to issues associated with its formation. The terms and conditions pursuant to which an RTO for the Northeastern United States would be formed and operate have not been determined. FERC has, however, indicated that an RTO should have certain characteristics, including independence from market participants and operational authority for all transmission assets under its control, and perform certain functions, including tariff administration and design, congestion management, market monitoring, planning and expansion and interregional coordination. Con Edison's transmission facilities, other than those located underground, are currently controlled and operated by the NYISO.

In 1996 the NYPSC, in its Competitive Opportunities Proceeding, endorsed a fundamental restructuring of the electric utility industry in New York State, based on competition in the generation and energy services sectors of the industry.

In September 1997 the NYPSC approved a restructuring agreement among Con Edison of New York, the NYPSC staff and certain other parties (the 1997 Restructuring Agreement). Pursuant to the 1997 Restructuring Agreement, Con Edison of New York reduced electric rates on an annual basis by approximately $129 million in 1998, $80 million in 1999, $103 million in 2000 and $209 million in 2001, divested most of its electric generating capacity, and enabled all of its electric customers to be served by competitive energy suppliers. For additional information about the 1997 Restructuring Agreement, see Note A to the financial statements.

In November 2000 the NYPSC approved an October 2000 agreement (the 2000 Electric Rate Agreement) that, among other things, revises and extends the electric rate plan provisions of the 1997 Restructuring Agreement and addresses certain generation divestiture-related issues.

The electric rate plan provisions of the 2000 Electric Rate Agreement cover the five-year period ending March 2005. Pursuant to the 2000 Electric Rate Agreement, Con Edison of New York reduced the distribution component of its electric rates by $170 million on an annual basis, effective October 2000.

The 2000 Electric Rate Agreement continues the rate provisions pursuant to which Con Edison of New York recovers prudently incurred purchased power and fuel costs from customers. See "Recoverable Energy Costs" in Note A to the financial statements.

For additional information about the 2000 Electric Rate Agreement, see "Rate and Restructuring Agreements" in Note A to the financial statements.

O&R has entered into settlement agreements or similar arrangements with the NYPSC and the New Jersey and Pennsylvania public utility commissions, that provide for a transition to a competitive electric market and address customer/shareholder sharing of net synergy savings from Con Edison's July 1999 acquisition of O&R. See "Rate and Restructuring Agreements" in Note A to the financial statements.

Gas

In November 2000 the NYPSC approved an agreement between Con Edison of New York, the NYPSC staff and certain other parties that revised and extended the 1996 gas rate settlement agreement through September 2001. The 1996 agreement, with limited exceptions, continued base rates at September 1996 levels through September 2000.

On February 15, 2002, Con Edison of New York, the Staff of the NYPSC and several other participants in the current Con Edison of New York gas rate proceeding, submitted to the NYPSC for approval a settlement of various gas rate and restructuring issues for the three-year period ending September 30, 2004. The rate agreement reduces retail sales and transportation rates by approximately $25 million, on an annual basis.

In November 2000 the NYPSC also approved a gas rate settlement agreement between O&R, NYPSC Staff, and certain other parties covering the three-year period November 2000 through October 2003.

For additional information about the new gas rate agreements, see Note A to the financial statements.

Steam

In November 2000 the NYPSC approved an agreement between Con Edison of New York, the NYPSC staff and certain other parties with respect to the steam rate plan filed by Con Edison in November 1999. The agreement provides for a $16.6 million steam rate increase, which took effect October 2000 and, with limited exceptions, for no further changes in steam rates prior to October 2004.

For additional information about the agreement, see Note A to the financial statements.

NUCLEAR GENERATION

In September 2001 Con Edison of New York completed the sale of its nuclear generating unit and related assets. For information about the sale, the NYPSC proceeding related to the outage of the unit in 2000 and additional information, see Note G and I to the financial statements.

FINANCIAL MARKET RISKS

Con Edison's primary market risks associated with activities in derivative financial instruments, other financial instruments and derivative commodity instruments are interest rate risk and commodity price risk.

The interest rate risk relates primarily to new debt financing needed to fund capital requirements, including utility construction expenditures and maturing debt securities, and to variable rate debt. See "Liquidity and Capital Resources - Capital Requirements," above.

In general the rates Con Edison's utility subsidiaries charge customers for electric, gas and steam service are not subject to change for fluctuations in the cost of capital during the respective terms of the current rate agreements. The utility subsidiaries manage interest rate risk through the issuance of mostly fixed-rate debt with varying maturities and through opportunistic refundings of debt through optional redemptions and tender offers. In addition Con Edison and its subsidiaries, from time to time, have entered into derivative financial instruments to hedge interest rate risk.

In general the rates Con Edison's utility subsidiaries charge customers for electric, gas and steam service are subject to change for fluctuations in the cost of purchased power or gas during the respective terms of the current rate agreements. See "Electric Power Purchases," above and "Recoverable Energy Costs" in Note A to the financial statements. Con Edison's subsidiaries use derivative instruments to hedge purchases of electricity, gas and gas in storage.

At December 31, 2001 neither the fair value of the hedged positions outstanding nor potential, near-term derivative losses from reasonably possible near-term changes in market prices were material to the financial position, results of operations or liquidity of Con Edison. See Note O to the financial statements.

ENVIRONMENTAL MATTERS

For information concerning potential liabilities arising from laws and regulations protecting the environment, including the Federal Comprehensive Environmental Response, Compensation and Liability Act

of 1980 (Superfund), and from claims relating to alleged exposure to asbestos, see Note F to the financial statements.

IMPACT OF INFLATION

Con Edison is affected by the decline in the purchasing power of the dollar caused by inflation. Regulation permits Con Edison's utility subsidiaries to recover through depreciation only the historical cost of their plant assets even though in an inflationary economy the cost to replace the assets upon their retirement will substantially exceed historical costs. The impact is, however, partially offset by the repayment of the utility subsidiaries' long-term debt in dollars of lesser value than the dollars originally borrowed.

FORWARD-LOOKING STATEMENTS

This discussion and analysis includes forward-looking statements, which are statements of future expectation and not facts. Words such as "estimates," "expects," "anticipates," "intends," "plans" and similar expressions identify forward-looking statements. Actual results or developments might differ materially from those included in the forward-looking statements because of factors such as competition and industry restructuring, the outages at the nuclear generating unit sold in 2001 (see Note G to the financial statements), the Northeast Utilities litigation (see Note P to the financial statements), developments in energy and capital markets, technological developments, changes in economic conditions, changes in historical weather patterns, changes in laws, regulations or regulatory policies, developments in legal or public policy doctrines, and other presently unknown or unforeseen factors.

RESULTS OF OPERATIONS

Con Edison's earnings per share in 2001 were $3.22 ($3.21 on a diluted basis). Earnings per share in 2000 and 1999 were $2.75 ($2.74 on a diluted basis) and $3.14 ($3.13 on a diluted basis), respectively. Excluding a $130 million charge relating to replacement power costs (see Note G to the financial statements) and a $32.1 million charge for merger-related expenses (see Note P to the financial statements), earnings per share in 2000 would have been $3.24 ($3.23 on a diluted basis).

Earnings for the years ended December 31, 2001, 2000 and 1999 were as follows:

	2001	2000		1999

	(Millions of Dollars)
Con Edison of New York	$649.5	$570.1	*	$698.3
O&R	40.2	39.1		22.2 **
Unregulated subsidiaries	11.5	7.7		(10.9)
Other***	(19.0)	(34.1)		(9.0)

Con Edison	$682.2	$582.8		$700.6
  *
  Includes a charge for the possible disallowance of $130 million of replacement power expenses.
  **
  O&R earnings are for the period subsequent to its acquisition July 1999.
  ***
  Includes parent company expenses, goodwill amortization and inter-company eliminations and a $32.1 million charge in 2000 for merger-related expenses.

Con Edison's earnings for 2001 increased $99.4 million compared with 2000, reflecting principally the effects of warmer than normal summer weather in 2001 ($76.3 million), a decrease in nuclear production expenses relating to the nuclear generating unit ($98.4 million), lower depreciation expenses ($60.2 million), increased pension credits ($53.1 million), gain on generation divestiture ($37.5 million), recognition of revenue related to previously deferred NYPA rate increases ($35.2 million), non- recurring charges in 2000 relating to Con Edison of New York's replacement power costs ($130 million) and merger related expenses ($32.1 million), and a net increase in earnings from the unregulated subsidiaries ($3.8 million), offset by electric rate reductions of approximately $375.6 million.

Con Edison's earnings for 2000 decreased $117.8 million compared with 1999, reflecting principally the effects of cooler than normal summer weather in 2000 as compared with warmer than normal summer weather in 1999 ($59.3 million), electric rate reductions of $139.3 million, higher distribution expenses of $19.7 million for the relocation of company facilities to avoid interference with municipal infrastructure projects, $48.3 million of increased interest charges and non-recurring charges of $130 million for replacement power costs and $32.1 million of merger-related expenses, offset in part by increased revenues resulting from the favorable economy of $26.1 million, $157.1 million of increased pension credits, an increase in earnings of $12.3 million from the unregulated subsidiaries and $16.9 million of increased O&R earnings.

Earnings reflect the levels of electric, gas and steam sales discussed below.

Con Edison's operating revenues in 2001 compared with 2000 increased by $202.6 million, and its operating income increased by $111.3 million. Operating revenues in 2000 compared with 1999 increased by $1.9 billion, and operating income decreased by $3.7 million.

A discussion of Con Edison's operating revenues and operating income by business segment follows. Con Edison's principal business segments are its electric, gas and steam utility businesses of its regulated utility subsidiaries and the businesses of its unregulated subsidiaries. For additional information about Con Edison's business segments, see Note N to the financial statements.

Electric

Con Edison's electric operating revenues in 2001 decreased $50.3 million from 2000 and in 2000 increased $1.1 billion from 1999. The decrease in 2001 reflects decreased purchased power costs (see "Recoverable Energy Costs" in Note A to the financial statements) and electric rate reductions of $375.6 million in 2001, offset by the effects of the warmer than normal summer weather when compared to cooler than normal weather for the 2000 period. The increase in 2000 reflects increased purchase power costs, offset in part by decreased sales resulting from the cooler summer weather in 2000 as compared with 1999, and electric rate reductions of approximately $139.3 million in 2000. Also, O&R's financial results are not included in earnings for the periods prior to its July 1999 acquisition by Con Edison.

Electricity sales volume for Con Edison's utility subsidiaries increased 3.1 percent in 2001 compared with 2000 and increased 1.7 percent in 2000 compared with 1999.

The increase in sales volume in 2001 reflects the warmer than normal summer weather and economic growth. Con Edison's electric sales vary seasonally in response to weather, and peak in the summer.

After adjusting for variations, principally weather and billing days, in each period, electricity sales volume for Con Edison of New York increased 2.4 percent in 2001 compared with 2000 and increased 3.6 percent in 2000 compared with 1999. For O&R weather adjusted electric sales increased 3.3 percent in 2001 compared with 2000 and increased 0.5 percent in 2000 compared with 1999.

Con Edison's electric operating income increased $93.2 million in 2001 compared with 2000. The increase in Con Edison's electric operating income reflects an increase in net revenues (operating revenues less fuel and purchased power) of $73 million. The increase in net revenues reflects principally increased sales ($76.3 million), recognition of revenue related to previously deferred NYPA rate increases ($35.2 million), gains on the sale of divested generation plants ($37.5 million), increased system benefit charges ($41 million), recovery of incremental non-utility generators cost ($31 million), reconciliation of state income tax and gross receipts tax ($110.8 million; see "Income Tax," below) and the reduction in net revenues in 2000 for replacement power costs ($130 million), offset by electric rate reductions of $375.6 million in 2001. Electric operating income also increased due to decreased other operations and maintenance expenses of $107.9 million and decreased depreciation and amortization expense of $69.1 million, offset in part by increased property taxes of $33.7 million, Federal income tax of $42.3 million and State income tax of $99.1 million (see "Income Tax," below).

The $107.9 million decrease in other operations and maintenance expenses reflects principally lower expenses related to Con Edison of New York's nuclear generating unit which was sold in September 2001 ($98.4 million), increased pension credits ($42.5 million) and decreased transmission expenses ($11.3 million), offset in part by higher distribution expenses ($13.4 million) for the relocation of company facilities to avoid interference with municipal infrastructure projects and increased system benefit charges ($41 million).

Con Edison's electric operating income decreased $57.6 million in 2000 compared with 1999, reflecting a decrease in Con Edison of New York's electric operating income of $76.7 million. The decrease in Con Edison of New York's electric operating income includes a reduction in net revenues (operating revenues less fuel and purchased power costs) of $325.3 million, (reflecting $59.3 million resulting from cooler than normal summer weather), $139.3 million of electric rate reductions and a $130 million charge for replacement power cost, offset in part by increased pension credits ($124.5 million) and decreased property taxes ($18.1 million), dividend and subsidiary capital taxes ($13.8 million) and income tax ($100.6 million). Electric operating income also reflects an increase in O&R's electric operating income of $19.2 million. O&R's electric operating income in 2000 was $47.5 million compared to $28.4 million recognized in the 1999 period following Con Edison's July 1999 acquisition of O&R.

Gas

Con Edison's gas operating revenues increased $204.0 million in 2001 compared with 2000, reflecting an increased cost of purchased gas, offset in part by a reduction in customers' bills of $20.0 million, reflecting a refund of previously deferred credits and other provisions of the gas rate agreement approved by the NYPSC in November 2000. The increase in operating income of $3.7 million reflects principally an increase in net revenues (operating revenues less gas purchased for resale) of $5.4 million and increased pension credits of $8.2 million, and the recognition in income in the 2001 period of previously deferred gas credits ($7.0 million), offset in part by increased depreciation and amortization expense ($5.3 million), increased state income tax ($8.7 million; see "Income Tax" below) and higher distribution expenses of $3.0 million for the relocation of company facilities to avoid interference with municipal infrastructure projects.

Con Edison's gas operating revenues and gas operating income increased $261.9 million and $32.3 million, respectively, in 2000. These changes reflect changes in gas sales and transportation volumes. The changes in gas operating revenues also reflect increases in the cost of gas (see "Recoverable Energy Costs" in Note A to the financial statements). In addition the changes reflect O&R's gas operating revenues of approximately $183.4 million and O&R's gas operating income of approximately $11.1 million for 2000, compared to gas operating revenues of $56.4 million and $0.5 million of gas operating income recognized in the 1999 period following Con Edison's July 1999 acquisition of O&R.

Firm gas sales and transportation volume for Con Edison's utility subsidiaries decreased 2.0 percent in 2001 compared with 2000 and increased 8.0 percent in 2000 compared with 1999.

Con Edison's gas sales and transportation vary seasonally in response to weather, and peak in the winter. The decrease in volume in 2001 compared with 2000 reflects the warmer 2001 winter compared with 2000. The increase in 2000 compared with 1999 reflects the colder 2000 winter compared to 1999.

After adjusting for variations, principally weather and billing days, in each period, gas sales and transportation volume to firm customers for Con Edison of New York increased 2.8 percent in 2001 compared with 2000 and increased 2.0 percent in 2000 compared with 1999. For O&R weather adjusted gas sales decreased 0.1 percent in 2001 compared with 2000 and increased 3.7 percent in 2000 compared with 1999.

A weather-normalization provision that applies to the gas businesses of Con Edison's utility subsidiaries operating in New York moderates, but does not eliminate, the effect of weather-related changes on gas operating income.

Steam

Con Edison of New York's steam operating revenues increased $51.6 million in 2001 compared to 2000, reflecting primarily increased purchased steam and fuel costs (see "Recoverable Energy Costs" in Note A to the financial statements). Steam operating income increased $2.3 million in 2001 compared with 2000, reflecting an October 2000 rate increase of $16.6 million. Steam operating revenues and operating income increased $112.1 million and $6.1 million, respectively, in 2000 compared with 1999, primarily because of increases in purchased steam and fuel costs and the October 2000 rate increase.

Steam sales volume decreased 5.3 percent in 2001 and increased 0.8 percent in 2000. The decrease in 2001 reflects the warmer winter weather compared with 2000.

After adjusting for variations, principally weather and billing days, in each period, steam sales volume decreased 2.7 percent in 2001 and decreased 0.7 percent in 2000.

Unregulated Business

Operating revenues of Con Edison's unregulated subsidiaries decreased $8.0 million in 2001 compared to 2000, reflecting lower gas revenues of $140.8 million as a result of lower gas sales and commodity prices in the 2001 period compared to 2000, offset by higher revenues from energy trading of $84.4 million and the full-year ownership of the Lakewood Project of $33.3 million.

The unregulated subsidiaries' operating income increased $11.6 million in 2001 compared to 2000 due principally to lower gas costs and higher wholesale energy trading volumes.

The unregulated subsidiaries operating revenues increased $435.2 million in 2000 compared to 1999, reflecting higher wholesale energy trading activities. Operating income increased $27.3 million, due primarily to higher revenues from energy trading activities and lower operation and maintenance expenses.

Taxes, Other Than Income Taxes

At $1.1 billion, taxes other than income taxes remain one of Con Edison's largest operating expenses.

The principal components of and variations in operating taxes were:

	Increase / (Decrease)
	2001 Amount		2001 over 2000	2000 over 1999

	(Millions of Dollars)
Property taxes	$648.8		$34.6	$10.1
State and local taxes related to revenue receipts	403.4		(22.1)	(72.2)
Payroll taxes	60.6		1.4	1.1
Other taxes	26.3		3.4	3.0

Total	$1,139.1	*	$17.3	$(58.0)
  *
  Including sales taxes on customers' bills, total taxes, other than income taxes, billed to customers in 2001 were $1,519.9 million.

Other Income

Other income increased $11.5 million in 2001 compared with 2000, due principally to reduced federal income tax expense and the recognition in 2000 of $32.1 million of merger-related expenses, offset by the write-off in 2001 of an investment of $10.2 million in the New York City Discovery Fund, which invested in New York City based firms engaged in advanced technology. Other income decreased $44.2 million in 2000 compared with 1999, due principally to the recognition in 2000 of $32.1 million of merger-related expenses (see Note P to the financial statements) and the recognition in 1999 of $29 million of deferred federal income tax credits relating to generation divestiture (see Note I to the financial statements).

Net Interest Charges

Net interest charges increased $23.4 million in 2001 compared with 2000, reflecting $28.4 million of increased interest expense for Con Edison of New York related to long-term borrowings and $5.7 million of interest expense related to long-term borrowing for the Lakewood Project (which was purchased in June 2000 by Con Edison Development), offset in part by $10.6 million in 2000 for interest accrued on the net-after tax gain from Con Edison of New York's 1999 generation divestiture, prior to the disposition of this gain in 2000. See Note I to the financial statements.

Net interest charges increased $69.9 million in 2000 compared with 1999, reflecting increased interest expense for Con Edison of New York related to short-term and long-term borrowings ($11.3 million and $26.2 million, respectively), and $10.6 million related to the 1999 generation divestiture. The increase also reflects $9.6 million of interest expense related to long-term borrowing for the Lakewood Project and $25.4 million of O&R's interest expense for 2000, compared with $15.4 million of O&R's interest recognized in the 1999 period following Con Edison's July 1999 acquisition of O&R.

Income Tax

Federal income tax increased $14.9 million in 2001 and decreased $89.3 million in 2000, reflecting the changes each year in income before tax, deductions related to removal costs and tax credits. In 2000 New York State implemented a tax law change that reduced or repealed certain revenue-based taxes and replaced them with the imposition of a net income based tax. As a result, state income taxes increased $120.6 million in 2001 compared with 2000, offset by a corresponding increase in other operating revenues for taxes no longer applicable but still being recovered through rates. The new state income tax expense is offset against the savings from the eliminated or reduced revenue taxes. Any over-collection or under-collection of these taxes is deferred for return to or recovery from customers. See Notes A and L to the financial statements.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis relates to the accompanying consolidated financial statements of Consolidated Edison Company of New York, Inc. (Con Edison of New York) and should be read in conjunction with the financial statements and the notes thereto.

CON EDISON OF NEW YORK'S BUSINESS

Con Edison of New York is a regulated utility that provides electric service to over 3.1 million customers and gas service to over 1.1 million customers in New York City and Westchester County. It also provides steam service in parts of Manhattan. All of the common stock of Con Edison of New York is owned by Consolidated Edison, Inc. (Con Edison).

SIGNIFICANT DEVELOPMENTS

The September 11, 2001 attack on the World Trade Center damaged electric, gas and steam transmission and distribution facilities of Con Edison of New York. See Note P to the financial statements.

In 2001, Con Edison of New York completed the sale of its 480 MW interest in the jointly owned Roseton generating station and its 1,000 MW nuclear generating unit and related assets for $642.5 million. See "Liquidity and Capital Resources - Generation Divestiture," below. Con Edison of New York's remaining electric generating facilities consist of steam-electric plants located in New York City with an aggregate electric capacity of approximately 629 MW.

In April 2001 Con Edison of New York reduced its electric rates $209 million (on an annual basis). Together with previous decreases implemented since its 1997 Restructuring Agreement, Con Edison of New York has decreased its electric rates by $691 million (on an annualized basis). See "Regulatory Matters - Electric," below.

CRITICAL ACCOUNTING POLICIES

Con Edison of New York's financial statements reflect the application of the company's accounting policies. These accounting policies conform to accounting principles generally accepted in the United States of America. The accounting policies and the judgments and uncertainties affecting their application that are most important to the portrayal of Con Edison of New York's financial condition and results of operations are discussed in the notes to the financial statements. It is likely that materially different amounts would be reported in financial statements under different conditions or using different assumptions.

Con Edison of New York's critical accounting policies include Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation" and, in accordance with SFAS No. 71, the accounting requirements and rate making practices of the Federal Energy Regulatory Commission (FERC) and the New York State Public Service Commission (NYPSC).

SFAS No. 71 specifies the economic effects that result from the cause and effect relationship of costs and revenues in the rate-regulated environment and how these effects are to be accounted for by a regulated enterprise. Revenues intended to cover some costs may be recorded either before or after the costs are incurred. If regulation provides assurance that incurred costs will be recovered in the future, these costs would be capitalized as deferred charges or "regulatory assets" under SFAS No. 71. If revenues are recorded for costs that are expected to be incurred in the future, these revenues would be accrued as deferred credits or "regulatory liabilities" under SFAS No. 71. Actions of a regulator may also reduce or eliminate the value of an asset of a regulated enterprise or impose a liability (or eliminate a liability it imposed) on the enterprise. Authoritative accounting pronouncements that apply to enterprises in general also apply to regulated enterprises. However, enterprises subject to SFAS No. 71 are required to apply it instead of any conflicting provisions of standards in other authoritative pronouncements. If some of an enterprise's operations are regulated and meet the criteria specified in SFAS No. 71, it is applied only to that regulated portion of the enterprise's operations.

Critical accounting policies of Con Edison of New York are referenced in Note A (Summary of Significant Accounting Policies), Note D (Pension Benefits), Note E (Post-Retirement Benefits Other Than Pensions) and Note O (Derivative Instruments and Hedging Activities) to the financial statements.

LIQUIDITY AND CAPITAL RESOURCES

Con Edison of New York's liquidity is dependent on its cash flows from its operating, investing and financing activities listed on the accompanying consolidated statement of cash flows and discussed below. As a result of these activities, cash and temporary cash investments increased $194.5 million at December 31, 2001 compared to December 31, 2000.

Cash Flows From Operating Activities

Con Edison of New York's cash flows from operating activities reflect principally its energy sales and its cost of operations. The volume of energy sales is dependent on factors external to Con Edison of New York such as weather, economic conditions and technological developments. The prices at which Con Edison of New York provides energy to its customers are determined in accordance with rate agreements approved by the NYPSC. See "Regulatory Matters," below. In general, changes in the cost of purchased power and gas affect the timing of cash flows but not net income because the costs are recovered in accordance with rate agreements. See "Recoverable Energy Costs" in Note A to the financial statements.

Net cash flows from operating activities in 2001 increased $267.9 million compared with 2000, due principally to lower energy costs which are reflected in decreased customer accounts receivable and recoverable energy costs, offset in part by decreased accounts payable balances. Net cash flows from operating activities in 2000 decreased $369.7 million compared to 1999, due principally to increased energy costs including $90 million of replacement power costs that were not recovered from customers. See Note G to the financial statements.

Net income for common stock is a result of cash and non-cash (or accrual) transactions. Only the cash transactions affect Con Edison of New York's cash flow from operations. Principal non-cash charges included depreciation. Principal non-cash credits included accrued pension credits. Pension credits result from favorable performance in Con Edison of New York's pension fund and assumptions about future performance. See Note D to the financial statements.

Accounts receivable - customer, less allowance for uncollectible accounts decreased $216.2 million at December 31, 2001 compared with year-end 2000, due primarily to lower customer billings during the fourth quarter, reflecting lower energy costs, offset in part by the timing of customer payments and the remaining receivables from the higher summer billings. Con Edison of New York's equivalent number of days of revenue outstanding (ENDRO) of customer accounts receivable was 29.6 days at December 31, 2001, compared with 29.7 days at December 31, 2000.

Recoverable energy costs decreased $152.5 million at December 31, 2001 compared with year-end 2000, reflecting decreased purchased power and gas costs, resulting from lower sales volumes. See "Recoverable Energy Costs" in Note A to the financial statements.

Other accounts receivable decreased $63.8 million at December 31, 2001 compared with year-end 2000, due primarily to lower intercompany billings between Con Edison of New York and other subsidiaries of Con Edison, Inc. See Note M to the financial statements.

Gas in storage increased $21.4 million at December 31, 2001 compared with year-end 2000, due primarily to higher volumes resulting from lower withdrawals as a result of warmer weather in 2001 as compared to 2000.

Prepayments decreased $72.5 million at December 31, 2001 compared with year-end 2000, due primarily to a prepayment of Federal and State taxes of $70.0 million at year-end 2000.

The decreases in 2001 compared to 2000 in electric plant, accumulated depreciation, materials and supplies, nuclear decommissioning trust funds, and the regulatory assets for future Federal income tax, as well as the establishment in 2001 of a regulatory asset for the sale of Con Edison of New York's nuclear generating unit reflect generation divestitures in 2001. See "Generation Divestiture," below.

The $28.5 million increase in the regulatory asset for workers' compensation reserve and the $15.6 million increase in the accumulated provision for injuries and damages at December 31, 2001 compared with year-end 2000 reflect primarily workers' compensation claims relating to alleged asbestos exposure. See Note F to the financial statements.

For information about the regulatory asset for World Trade Center restoration costs, see Note P to the financial statements.

Accounts payable decreased $281.5 million at December 31, 2001 compared with year-end 2000, due primarily to lower energy purchases in December 2001 as compared to December 2000.

Accrued taxes increased $91.8 million at December 31, 2001 compared with year-end 2000, primarily because, in light of the World Trade Center attack, the federal government extended to January 2002 the due date for final payment of income taxes.

Regulatory liabilities increased $86.5 million at December 31, 2001 compared with year-end 2000, reflecting the deferral, pending future disposition by the NYPSC, of a $92.5 million refund from the New York Independent System Operator (NYISO) and an $81.5 million tax refund resulting from a casualty loss deduction taken by Con Edison of New York relating to the World Trade Center attack. These increases were offset in part by the recognition in income of $37 million of gains on generation divestiture, and $25.9 million of previously deferred New York Power Authority (NYPA) revenue increases related to the amortization of a NYPA revenue deficiency pursuant to terms of the agreements covering Con Edison of New York's electric rates. See "Regulatory Matters - Electric," below.

During 2001 other regulatory liabilities decreased $74.7 million, due primarily to a reduction of $80.6 million in the deferral related to New York State tax law changes. The reduction in the deferral was attributable to recognition in income of deferred state income tax expense and lower revenue-based tax collections. Changes in the New York State tax laws applicable to utility companies, effective January 1, 2000, repealed or reduced certain revenue-based taxes and instituted a net income-based tax. In June 2001 the NYPSC issued its final Order relating to these tax law changes. It authorized each utility to use deferral accounting to record the difference between taxes being collected and tax expense resulting from tax law changes, until those changes are incorporated into base rates.

Cash Flows Used in Investing Activities

Cash flows used in investing activities in 2001 decreased $581.2 million compared with 2000, due primarily to the receipt of proceeds from generation divestiture, which offset increased construction expenditures ($93.3 million) related to meeting load growth on Con Edison of New York's electric distribution system. See "Generation Divestiture" and "Capital Expenditures" below.

Deferred real estate sale costs related to the demolition and remediation of a nine-acre development site in midtown Manhattan along the East River were $105.4 million at December 31, 2001, compared to $103.0 million at December 31, 2000. In 2000 Con Edison of New York agreed to sell this site for an expected price of $576 million to $680 million, depending on zoning and other adjustments. The sale is subject to NYPSC approval and other conditions. The buyer paid Con Edison of New York $50 million in 2000 as a down payment, which Con Edison of New York used to fund a portion of the demolition and remediation expenses. The down payment has been recorded as a regulatory liability.

Cash Flows Used in Financing Activities

Cash flows used in financing activities in 2001 increased $375.9 million compared with 2000, as a result of decreased external borrowings and increased debt redemption.

External borrowings are a source of liquidity for companies that could be affected by changes in credit ratings, financial performance and capital markets. For information about Con Edison of New York's credit ratings and certain financial ratios, see "Capital Requirements," below.

Con Edison of New York had no commercial paper outstanding at December 31, 2001 and approximately $140 million outstanding at December 31, 2000. Con Edison of New York's average daily commercial paper outstanding in 2001 was $163.8 million compared to $264 million in 2000. The weighted average interest rate was approximately 4.9 percent in 2001 compared to approximately 6.4 percent in 2000. For additional information about Con Edison of New York's commercial paper program, see Note C to the financial statements.

In February 2001 Con Edison of New York redeemed $150 million of 6.5 percent 8-year debentures. In June 2001 Con Edison of New York issued $400 million of 7.5 percent 40-year debentures. In addition Con Edison of New York issued $224.6 million of variable rate 35-year tax-exempt debt (with an initial weekly rate of 2.25 percent) through the New York State Energy Research and Development Authority (NYSERDA), the proceeds of which were used in July 2001 to redeem, in advance of maturity, $228.2 million of tax-exempt debt with a weighted average interest rate of 7.2 percent. In November 2001 Con Edison of New York issued $98 million of variable rate 35-year tax-exempt debt (with an initial weekly rate of 1.9 percent), the proceeds of which were used to redeem, in advance of maturity, $100.0 million of tax-exempt debt with an interest rate of 6.375 percent. In December 2001 Con Edison of New York redeemed $150 million of variable rate 5-year debentures.

During 2000 Con Edison of New York repaid at maturity $275 million of debentures, with a weighted average annual interest rate of approximately 7.48 percent, and issued $975 million of 5-year and 10-year debentures, with a weighted average annual interest rate of approximately 7.39 percent.

Generation Divestiture

Con Edison of New York sold most of its electric generating capacity in 1999.

In January 2001 Con Edison of New York completed the sale of its 480 MW interest in the jointly owned Roseton generating station for approximately $138 million. In September 2001 Con Edison of New York completed the sale of its nuclear generating facilities and related assets for $504.5 million. The proceeds were net of a $73.8 million payment to increase the value of the nuclear decommissioning trust funds being transferred to $430 million, the amount provided for in the sales agreement.

Net income for 2001 reflects neither the $37.1 million net after-tax gain on the Roseton sale (which was deferred as a regulatory liability) nor the $175.4 million net after-tax loss on the nuclear generating facilities sale (which was deferred as a regulatory asset).

Con Edison of New York's remaining electric generating facilities consist of plants located in New York City with an aggregate capacity of approximately 629 MW.

For additional information about generation divestiture, see Note I to the financial statements.

Capital Resources

Con Edison of New York expects to finance its operations, capital requirements and the payment of dividends to its shareholders from internally generated funds and external borrowings, including commercial paper. For information about Con Edison of New York's commercial paper program and revolving credit agreements with banks, see Note C to the financial statements.

In December 2001 the NYPSC authorized Con Edison of New York to issue not more than $1.8 billion of debt securities prior to 2006. The NYPSC also authorized the refunding of Con Edison of New York's outstanding debt securities and preferred stock.

Con Edison of New York's ratio of earnings to fixed charges for 2001, 2000 and 1999 and common equity ratio at December 31, 2001, 2000 and 1999 were:

	2001	2000	1999

Earnings to fixed charges (SEC basis)	3.66	3.23	4.17
Common equity ratio	47.0	46.4	49.4

The changes in interest coverage in these years reflect changes in pre-tax income and changes in interest charges due to debt issuances and refundings. Excluding a $130 million charge for replacement power costs (see Note G to the financial statements), Con Edison of New York's ratio of earnings to fixed charges for 2000 would have been 3.56. The change in the equity ratio from the 1999 period reflects primarily the issuance of debt.

The commercial paper of Con Edison of New York is rated P-1, A-1 and F-1, respectively, by Moody's Investors Service, Inc. (Moody's) and Standard & Poor's Rating Services (S&P) and Fitch Ratings (Fitch). The senior unsecured debt of Con Edison of New York is rated A1, A+ and A+, respectively, by Moody's, S&P and Fitch.

Capital Requirements

The following table compares Con Edison of New York's capital requirements for the years 1999 through 2001 and estimated amounts for 2002 and 2003:

	1999	2000	2001	2002	2003

	(Millions of Dollars)
Utility construction expenditures	$655	$908	$983	$1,247	$1,327
Retirement of long-term securities at maturity	225	275	628	337	150

Total	$880	$1,183	$1,611	$1,584	$1,477

The increased regulated utility construction expenditures in 2002 and 2003 reflect expenditures for permanent electric, gas and steam system restoration following the World Trade Center attack, incremental electric load growth and reliability programs, an increased level of gas infrastructure expenditures and the cost to repower Con Edison of New York's East River steam-electric generating plant.

Contractual Obligations and Commercial Commitments

In the normal course of business, companies enter into contracts and make commitments. Accounting principles generally accepted in the United States of America do not require every obligation undertaken by a company to be included as a liability on its balance sheet. However, material off-balance sheet obligations are required to be disclosed in the footnotes to the financial statements.

The following tables summarize Con Edison of New York's material contractual obligations to make payments. Long-term debt and capital lease obligations are included on Con Edison of New York's balance sheet. Operating leases and non-utility generator contracts (for which undiscounted future annual payments are shown) are disclosed in the footnotes to the financial statements.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

	(Millions of Dollars)
Long-term debt (Note B)	$5,337	$300	$750	$330	$3,957
Capital lease obligations (Note N)	79	8	15	14	42
Operating leases (Note N)	84	27	57	-	-
Non-utility generator contracts (Note H)	8,602	522	1,051	1,033	5,996

Total	$14,102	$857	$1,873	$1,377	$9,995

Con Edison of New York has no material commercial commitments to make payments other than these contractual commitments.

Non-Exchange Traded Contracts Accounted For at Fair Value

Con Edison of New York has not engaged to a material extent in trading activities that are accounted for at fair value. See "Financial Market Risks," below and Note O to the financial statements.

ELECTRIC POWER PURCHASES

In 2001 Con Edison of New York purchased substantially all of the energy it sold to customers pursuant to firm contracts with non-utility generators and others or through the NYISO's wholesale electricity market.

Con Edison of New York recovers prudently incurred purchased power costs pursuant to rate provisions approved by the NYPSC. See "Financial Market Risks," below and "Recoverable Energy Costs" in Note A to the financial statements. From time to time certain parties have petitioned the NYPSC to review these provisions, the elimination of which could have a material adverse effect on the Con Edison of New York's financial position, results or operations or liquidity.

To reduce the volatility of electric energy costs, Con Edison of New York has firm contracts to purchase electric energy (including the output of the nuclear generating unit divested in 2001) and has entered into derivative transactions to hedge expected purchases for a substantial portion of the electric energy expected to be sold to its customers in the summer of 2002. See Notes H and M to the financial statements.

Con Edison of New York does not expect to add long-term electric generation resources other than in connection with the repowering of its East River generating plant, which will add incremental electric capacity of approximately 200 MW. In a July 1998 order, the NYPSC indicated that it "agree(s) generally that Con Edison of New York need not plan on constructing new generation as the competitive market develops," but considers "overly broad" and did not adopt its request for a declaration that, solely with respect to providing generating capacity, Con Edison of New York will no longer be required to engage in long-range planning to meet potential demand and, in particular, that it will no longer have the obligation to construct new generating facilities, regardless of the market price of capacity.

REGULATORY MATTERS

Electric

In July 2001 the FERC concluded that the three independent system operators in the Northeastern United States, including the NYISO, should combine to form one regional transmission organization (RTO) and initiated a process with respect to issues associated with its formation. The terms and conditions pursuant to which an RTO for the Northeastern United States would be formed and operate have not been determined. FERC has, however, indicated that an RTO should have certain characteristics, including independence from market participants and operational authority for all transmission assets under its control, and perform certain functions, including tariff administration and design, congestion management, market monitoring, planning and expansion and interregional coordination. Con Edison of New York's transmission facilities, other than those located underground, are currently controlled and operated by the NYISO.

In 1996 the NYPSC, in its Competitive Opportunities Proceeding, endorsed a fundamental restructuring of the electric utility industry in New York State, based on competition in the generation and energy services sectors of the industry.

In September 1997 the NYPSC approved a restructuring agreement among Con Edison of New York, NYPSC staff and certain other parties (the 1997 Restructuring Agreement). Pursuant to the 1997 Restructuring Agreement, Con Edison of New York reduced electric rates on an annual basis by approximately $129 million in 1998, $80 million in 1999, $103 million in 2000 and $209 million in 2001, divested most of its electric generating capacity, and enabled all of its electric customers to choose to be served by competitive energy suppliers. For additional information about the 1997 Restructuring Agreement, see Note A to the financial statements.

In November 2000 the NYPSC approved an October 2000 agreement (the 2000 Electric Rate Agreement) that, among other things, revises and extends the electric rate plan provisions of the 1997 Restructuring Agreement and addresses certain generation divestiture-related issues.

The electric rate plan provisions of the 2000 Electric Rate Agreement cover the five-year period ending March 2005. Pursuant to the Agreement, Con Edison of New York reduced the distribution component of its electric rates by $170 million on an annual basis, effective October 2000.

The 2000 Electric Rate Agreement continues the rate provisions pursuant to which Con Edison of New York recovers prudently incurred purchased power and fuel costs from customers. See "Recoverable Energy Costs" in Note A to the financial statements.

For additional information about the 2000 Electric Rate Agreement, see "Rate and Restructuring Agreements" in Note A to the financial statements.

Gas

In November 2000 the NYPSC approved an agreement between Con Edison of New York, NYPSC staff and certain other parties that revised and extended the 1996 gas rate settlement agreement through September 2001. The 1996 agreement, with limited exceptions, continued base rates at September 1996 levels through September 2001.

On February 15, 2002, Con Edison of New York, the Staff of the NYPSC and several other participants in the current Con Edison of New York gas rate proceeding, submitted to the NYPSC for approval a settlement of various gas rate and restructuring issues for the three-year period ending September 30, 2004. The rate agreement reduces retail sales and transportation rates by approximately $25 million, on an annual basis.

For additional information, see Note A to the financial statements.

Steam

In November 2000 the NYPSC approved an agreement between Con Edison of New York, NYPSC staff and certain other parties with respect to the steam rate plan filed by Con Edison of New York in November 1999. The agreement provides for a $16.6 million steam rate increase, which took effect October 2000 and, with limited exceptions, for no further changes in steam rates prior to October 2004.

For additional information about the agreement, see Note A to the financial statements.

NUCLEAR GENERATION

In September 2001 Con Edison of New York completed the sale of its nuclear generating unit and related assets. For information about the sale, the NYPSC proceeding related to the outage of the unit in 2000 and additional information, see Note G and I to the financial statements.

FINANCIAL MARKET RISKS

Con Edison of New York's primary market risks associated with activities in derivative financial instruments, other financial instruments and derivative commodity instruments are interest rate risk and commodity price risk.

The interest rate risk relates primarily to new debt financing needed to fund capital requirements, including utility construction expenditures, maturing debt securities and to variable rate debt. See "Liquidity and Capital Resources - Capital Requirements," above.

In general the rates Con Edison of New York charges customers for electric, gas and steam service are not subject to change for fluctuations in the cost of capital during the respective terms of the current rate agreements. Con Edison of New York manages interest rate risk through the issuance of mostly fixed-rate debt with varying maturities and through opportunistic refundings of debt through optional redemptions and tender offers. In addition, Con Edison of New York, from time to time, has entered into derivative financial instruments to hedge interest rate risk.

In general the rates Con Edison of New York charges customers for electric, gas and steam service are subject to change for fluctuations in the cost of purchased power or gas during the respective terms of the current rate agreements. See "Electric Power Purchases," above and "Recoverable Energy Costs" in Note A to the financial statements. Con Edison of New York uses derivative instruments to hedge purchases of electricity and gas and gas in storage.

At December 31, 2001 neither the fair value of the hedged positions outstanding nor potential, near-term derivative losses from reasonably possible near-term changes in market prices were material to the financial position, results of operations or liquidity of Con Edison of New York. See Note O to the financial statements.

ENVIRONMENTAL MATTERS

For information concerning potential liabilities arising from laws and regulations protecting the environment, including the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (Superfund), and from claims relating to alleged exposure to asbestos, see Note F to the financial statements.

IMPACT OF INFLATION

Con Edison of New York is affected by the decline in the purchasing power of the dollar caused by inflation. Regulation permits Con Edison of New York to recover through depreciation only the historical cost of its plant assets even though in an inflationary economy the cost to replace the assets upon their retirement will substantially exceed historical costs. The impact is, however, partially offset by the repayment of Con Edison of New York's long-term debt in dollars of lesser value than the dollars originally borrowed.

FORWARD-LOOKING STATEMENTS

This discussion and analysis includes forward-looking statements, which are statements of future expectation and not facts. Words such as "estimates," "expects," "anticipates," "intends," "plans" and similar expressions identify forward-looking statements. Actual results or developments might differ materially from those included in the forward-looking statements because of factors such as competition and industry restructuring, the outages at the nuclear generating unit sold in 2001 (see Note G to the financial statements), developments in energy and capital markets, technological developments, changes in economic conditions, changes in historical weather patterns, changes in laws, regulations or regulatory policies, developments in legal or public policy doctrines, and other presently unknown or unforeseen factors.

RESULTS OF OPERATIONS

Con Edison of New York's earnings for 2001 were $649.5 million. Earnings for 2000 and 1999 were $570.1 million and $698.3 million, respectively. Excluding a $130 million charge relating to replacement power costs (see Note G to the financial statements), earnings in 2000 would have been $654.6 million.

Con Edison of New York's earnings for 2001 increased $79.4 million compared with 2000, reflecting principally the effects of warmer than normal summer weather in 2001 ($64.1 million), a decrease in nuclear production expenses relating to the nuclear generating unit sold by Con Edison of New York in 2001 ($98.4 million), lower depreciation expenses ($70 million), increased pension credits ($53.1 million), gain on the sale of divested generating plants ($37.5 million) and non-recurring charges in 2000 relating to Con Edison of New York's replacement power costs ($130 million), offset by electric rate reductions in 2001 of approximately $374.5 million.

Con Edison of New York's earnings for 2000 decreased $128.1 million compared with 1999, reflecting principally the effects of cooler than normal summer weather in 2000 as compared with warmer than normal summer weather in 1999 ($59.3 million), electric rate reductions of $139.3 million, the $130 million charge relating to replacement power costs, higher distribution expenses of $19.7 million for the relocation of company facilities to avoid interference with municipal infrastructure projects and $48.3 million of increased interest charges, offset in part by $26.1 million in higher revenues resulting from the favorable economy, and $157.1 million of increased pension credits.

Earnings reflect the levels of electric, gas and steam sales discussed below.

Con Edison of New York's operating revenues in 2001, compared with 2000 increased by approximately $121.4 million, and its operating income increased by $94.5 million. Operating revenues in 2000, compared with 1999, increased by approximately $1.0 billion, and operating income decreased by $49.4 million.

A discussion of Con Edison of New York's operating revenues and operating income by business segment follows. Con Edison of New York's principal business segments are its electric, gas and steam businesses. For additional information about Con Edison of New York's business segments, see Note N to the financial statements.

Electric

Con Edison of New York's electric operating revenues in 2001 decreased $116.7 million from 2000 and in 2000 increased $794.7 million from 1999. The decrease in 2001 reflects decreased purchased power costs (see "Recoverable Energy Costs" in Note A to the financial statements) and electric rate reductions of approximately $374.5 million, offset by economic growth and the effects of the warmer than normal summer weather when compared to cooler than normal weather for the 2000 period. The increase in 2000 reflects increased purchased power costs, offset in part by decreased sales resulting from the cooler summer weather in 2000 as compared to 1999 and electricity rate reductions of approximately $139.3 million in 2000.

Electricity sales volume in Con Edison of New York's service territory increased 3.0 percent in 2001 and 1.7 percent in 2000.

The increase in sales volume reflects the warmer than normal summer weather and economic growth. Con Edison of New York's electric sales vary seasonally in response to weather and peak in the summer.

After adjusting for variations, principally weather and billing days, in each period, electricity sales volume in Con Edison of New York's service territory increased 2.4 percent in 2001 and 3.6 percent in 2000. Weather-adjusted sales represent an estimate of the sales that would have been made if historical average weather conditions had prevailed.

Con Edison of New York's electric operating income increased $90.5 million in 2001 compared with 2000. The increase in electric operating income was primarily comprised of an increase in net revenues (operating revenues less fuel and purchased power costs) of $63.6 million. The increase in net revenues reflects principally increased sales ($64.1 million), recognition of revenue related to previously deferred NYPA rate increases ($35.2 million), gain on the sale of divested generating plants ($37.5 million), increased revenues associated with system benefits charges ($32.8 million), recovery of incremental non-utility generators cost ($31 million), reconciliation of state income tax and gross receipts tax ($110.8 million; see "Income Tax," below) and non-recurring charges in 2000 for replacement power costs ($130 million), offset by electric rate reductions of $374.5 million. Electric operating income also increased due to decreased other operations and maintenance expenses of $108.4 million (discussed below) and decreased depreciation expense of $73.6 million, offset in part by increased property taxes of $33.7 million, Federal income tax of $40.1 million and State income tax of $98.8 million (see "Income Tax," below).

The $108.4 million decrease in other operations and maintenance expenses reflects principally lower expenses related to Con Edison of New York's nuclear generating unit which was sold in September 2001 ($98.4 million), increased pension credits ($42.5 million) and decreased transmission expenses ($9.9 million), offset in part by higher distribution expenses ($13.4 million) for the relocation of company facilities to avoid interference with municipal infrastructure projects and increased system benefits charges ($32.8 million).

Con Edison of New York's electric operating income decreased $68.9 million in 2000 compared with 1999. The principal components of the decrease were: a reduction in net revenues (operating revenues less fuel and purchased power costs) of $325.3 million, reflecting cooler than normal summer weather ($59.3 million), $139.3 million of electric rate reductions and a $130 million charge for replacement power costs, offset in part by decreased other operations and maintenance expenses ($97.1 million), property taxes ($18.1 million), dividend and subsidiary capital taxes ($13.8 million) and Federal income tax ($100.6 million).

Gas

Con Edison of New York's gas operating revenues increased $186.6 million in 2001 compared with 2000, reflecting an increased cost of purchased gas, offset in part by a reduction in customers' bills of $20.0 million, reflecting a refund of previously deferred credits and other provisions of the gas rate agreement approved by the NYPSC in November 2000. Operating income in 2001 increased $1.6 million compared with 2000, reflecting an increase in net revenues (operating revenues less gas purchased for resale) of $11.2 million and increased pension credits of $8.2 million, offset in part by increased depreciation and amortization expense ($3.9 million), increased state income tax ($8.2 million; see "Income Tax" below), increased uncollectible accounts ($1.9 million) and higher distribution expenses ($3.0 million) for the relocation of company facilities to avoid interference with municipal infrastructure projects.

In 2000 gas operating revenues and gas operating income increased $137.9 million and $13.3 million, respectively, from 1999. These changes reflect changes in gas sales and transportation volumes. The changes in gas operating revenues also reflect changes in the cost of gas (see "Recoverable Energy Costs" in Note A to the financial statements).

Gas sales and transportation volume to firm customers of Con Edison of New York decreased 0.4 percent in 2001 compared with 2000 and increased 7.8 percent in 2000 compared with 1999.

Con Edison of New York's gas sales and transportation vary seasonally in response to weather, and peak in the winter. The decrease in volume in 2001 compared with 2000 reflects the warmer 2001 winter compared with 2000. The increase in volume in 2000 compared with 1999 reflects the colder 2000 winter compared with 1999.

After adjusting for variations, principally weather and billing days, in each period, gas sales and transportation volume to firm customers increased 2.8 percent in 2001 and 2.0 percent in 2000.

A weather-normalization provision that applies to Con Edison of New York's gas business moderates, but does not eliminate, the effect of weather-related changes on gas operating income.

Steam

Con Edison of New York's steam operating revenues increased $51.6 million in 2001 compared with 2000, reflecting primarily increased purchased steam and fuel costs (see "Recoverable Energy Costs" in Note A to the financial statements). Steam operating income increased $2.3 million in 2001 compared with 2000, reflecting an October 2000 rate increase of $16.6 million. Steam operating revenues and operating income increased $112.1 million and $6.1 million, respectively, in 2000 compared with 1999, primarily because of increases in purchased steam and fuel costs and the October 2000 rate increase.

Steam sales volume decreased 5.3 percent in 2001 and increased 0.8 percent in 2000. The decrease in 2001 reflects the warmer winter weather compared with 2000.

After adjusting for variations, principally weather and billing days, in each period, steam sales volume decreased 2.7 percent in 2001 and decreased 0.7 percent in 2000.

Taxes, Other Than Income Taxes

At $1.1 billion, taxes other than income taxes remain one of Con Edison of New York's largest operating expenses.

The principal components of and variations in operating taxes were:

			Increase/(Decrease)
	2001 Amount		2001 over 2000	2000 over 1999

	(Millions of Dollars)
Property taxes	$620.4		$33.6	$(7.1)
State and local taxes related to revenue receipts	364.5		(19.2)	(79.5)
Payroll taxes	56.2		1.1	(1.9)
Other taxes	26.3		3.5	2.9

Total	$1,067.4	*	$19.0	$(85.6)
  *
  Including sales taxes on customers' bills, total taxes, other than income taxes, billed to customers in 2001 were $1,414.4 billion.

Other Income

Other income increased $0.9 million in 2001 compared with 2000, due principally to deferred federal income tax credits realized, offset by a write-off in 2001 of an investment of $10.2 million in the New York City Discovery Fund, a fund that invests in New York City based firms engaged in advanced technology. In 2000 other income decreased $30.4 million compared with 1999 due principally to deferred federal income tax credits realized in 1999 as a result of generation divestiture. Con Edison of New York did not have these credits in 2000.

Net Interest Charges

Net interest charges increased $16.0 million in 2001, compared with 2000, reflecting principally $28.4 million of increased interest expense for Con Edison of New York related to long-term borrowings, offset in part by a decrease of $8.4 million related to short-term borrowings and $7.0 million of interest accrued on the net after-tax gain from Con Edison of New York's generation divestiture prior to regulatory disposition of the gain in 2000. See Note I to the financial statements.

Net interest charges increased $48.3 million in 2000 compared with 1999, reflecting $11.3 million of increased interest expense related to short-term borrowings, $26.2 million related to long-term borrowings and $10.6 million related to the 1999 generation divestiture.

Income Tax

Federal income tax increased $19.7 million in 2001 and decreased $97.5 million in 2000, reflecting the changes each year in income before tax, deductions related to removal costs and tax credits. In 2000 New York State implemented a tax law change that reduced or repealed certain revenue-based taxes and replaced them with the imposition of a net income-based tax. As a result, state income taxes increased $117.5 million in 2001 compared with 2000, offset by a corresponding increase in other operating revenues for taxes no longer applicable but still being recovered through rates. The new state income tax expense is offset against the savings from the eliminated or reduced revenue taxes. Any over-collection or under-collection of these taxes is deferred for return to or recovery from customers. See Notes A and J to the financial statements.

O&R MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

Orange and Rockland Utilities, Inc. (O&R), a wholly-owned subsidiary of Consolidated Edison, Inc. (Con Edison), meets the conditions specified in General Instruction I of Form 10-K and is permitted to use the reduced disclosure format for wholly-owned subsidiaries of companies, like Con Edison, that are reporting companies under the Securities Exchange Act of 1934. Accordingly, this O&R Management's Narrative Analysis of Results of Operations is included in this report, and O&R has omitted from this report the information called for by Part II, Item 7 of Form 10-K (Management's Discussion and Analysis of Financial Condition and Results of Operations).

This narrative analysis should be read in conjunction with the accompanying consolidated financial statements of O&R and its subsidiaries and the notes thereto.

O&R'S BUSINESS

O&R is a regulated utility that, along with its regulated utility subsidiaries, provides electric service to over 280,000 customers and gas service to over 120,000 customers in southeastern New York and in adjacent sections of New Jersey and northeastern Pennsylvania.

CRITICAL ACCOUNTING POLICIES

O&R's financial statements reflect the application of accounting policies of the company. These accounting policies conform to accounting principles generally accepted in the United States. The accounting policies and the judgments and uncertainties affecting their application that are most important to the portrayal of the company's financial condition and results of operations are discussed in the notes to the financial statements. It is likely that materially different amounts would be reported in financial statements under different conditions or using different assumptions.

O&R's critical accounting policies include Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation" and, in accordance with SFAS No. 71, the accounting requirements and rate making practices of the Federal Energy Regulatory Commission and state public utility regulatory authorities having jurisdiction.

SFAS No. 71 specifies the economic effects that result from the cause and effect relationship of costs and revenues in the rate-regulated environment and how these effects are to be accounted for by a regulated enterprise. Revenues intended to cover some costs may be recorded either before or after the costs are incurred. If regulation provides assurance that incurred costs will be recovered in the future, these costs would be capitalized as deferred charges or "regulatory assets" under SFAS No. 71. If revenues were recorded for costs that are expected to be incurred in the future, these revenues would be accrued as deferred credits or "regulatory liabilities" under SFAS No. 71. Actions of a regulator may also reduce or eliminate the value of an asset of a regulated enterprise, or impose a liability (or eliminate a liability it imposed) on the enterprise. Authoritative accounting pronouncements that apply to enterprises in general also apply to regulated enterprises. However, enterprises subject to SFAS No. 71 are required to apply it instead of any conflicting provisions of standards in other authoritative pronouncements. If some of an enterprise's operations are regulated and meet the criteria specified in SFAS No. 71, it is applied only to that regulated portion of the enterprise's operations.

Other critical accounting policies of the company are referenced in Note A (Summary of Significant Accounting Policies), Note D (Pension Benefits), Note E (Post-Retirement Benefits Other Than Pensions) and Note O (Derivative Instruments and Hedging Activities) to the financial statements.

RESULTS OF OPERATIONS

O&R's net income for the years ended December 31, 2001 and 2000 was $40.2 million and $39.1 million, respectively.

O&R's net income in 2001 increased $1.1 million compared to 2000. This increase was primarily the result of a 3.8 percent increase in the volume of electric sales, which contributed $10.5 million in higher net electric revenues, and the recognition in income in 2001 of previously deferred gas credits of $7.0 million, pursuant to the company's New York gas rate agreement. These items were offset in part by a 7.5 percent decrease in gas sales, which resulted in net gas revenues that were $5.8 million lower than the prior year and a $1.0 million electric rate reduction in 2001 pursuant to O&R's New Jersey subsidiary's electric restructuring plan. Investment income was $3.3 million lower than in 2000, due to a decrease in temporary cash investment balances. Additionally, the operating results for 2000 included a non-recurring gain of $4.0 million from the sale of assets of an unregulated subsidiary.

A discussion of O&R's operating revenues and operating income by business segment follows. O&R's principal business segments are its electric and gas utility operations. For additional information about O&R's business segments, see Note N to the financial statements.

Electric

Electric operating revenues increased $25.4 million in 2001 compared to 2000, due primarily to an increase in sales and higher purchased power costs (see "Recoverable Energy Costs" in Note A to the financial statements), offset in part by rate reductions implemented in New Jersey in January 2001.

Electric sales and deliveries to customers increased 3.8 percent in 2001 compared to 2000. O&R's electric sales vary seasonally in response to weather, and peak in the summer. After adjusting for variations, principally weather and billing days, O&R's electricity sales volume increased 3.3 percent in 2001. Weather-adjusted sales represent an estimate of the sales that would have been made if historical average weather conditions had prevailed.

Income from electric operations increased $2.7 million in 2001 compared to 2000, due primarily to the higher sales.

Gas

O&R's gas operating revenues increased $14.4 million in 2001 compared to 2000, due primarily to recovery from customers of higher gas costs.

Gas sales and transportation to firm and interruptible customers decreased 7.5 percent in 2001 as the result of warmer than normal weather in 2001 and colder than normal weather in 2000.

After adjusting for variations, principally weather and billing days, gas sales and transportation volumes to firm and interruptible customers decreased 0.1 percent in 2001 compared to 2000.

Income from gas operations increased $2.1 million in 2001, due primarily to the recognition in income in 2001 of $7.0 million of previously deferred credits pursuant to the company's current New York rate agreement. These credits were partially offset by lower sales during the 2001 period.

Unregulated Subsidiary

Non-utility operating revenues decreased $4.4 million in 2001 compared to 2000. An unregulated real estate subsidiary of O&R sold the remainder of its real estate holdings in 2000 and realized a non-recurring $2.4 million after-tax gain.

Purchased Power and Gas Purchased For Resale

O&R's purchased power cost increased $16.0 million in 2001 compared to 2000 due primarily to higher customer sales and increases in the cost of purchased electric energy and capacity.

O&R's cost of gas purchased for resale increased $13.2 million in 2001 compared to 2000. The increase is due to higher gas costs.

O&R and its New Jersey utility subsidiary, generally recover all of their prudently incurred purchased power and gas costs in accordance with rate provisions approved by their state public utility commissions. O&R's Pennsylvania utility subsidiary did not recover $1.2 million of such costs in 2001. See "Recoverable Energy Costs" in Note A to the Financial Statements.

Other Operations and Maintenance

O&R's other operation and maintenance expenses decreased $4.0 million in 2001 compared to 2000. Operating expenses for 2000 included charges of $4.6 million relating to termination of several contracts with non-utility generators.

Taxes, Other Than Income Tax

At $53.9 million, taxes other than income tax remain one of O&R's largest operating expenses.

The principal components of and variations in operating taxes were:

	(Decreases)
	2001 Amount	2001 over 2000

	(Millions of Dollars)
Property taxes	$26.5	$(0.2)
State and local taxes on revenue receipts	23.9	(1.5)
Payroll taxes	3.7	—
Other taxes	(0.2)	—

Total	$53.9	$(1.7)

Including sales taxes on customers' bills, total taxes, other than income taxes, billed to customers in 2001 were $66.0 million.

Other Income

Other income decreased $2.7 million in 2001 compared to 2000. The decrease is primarily due to lower temporary cash investment balances in 2001.

Net Interest Charges

O&R's interest charges decreased $1.2 million in 2001 compared to 2000, due primarily to lower average debt balances outstanding in the most recent year.

Income Tax

Income tax expense increased $6.0 million in 2001 compared to 2000, primarily as a result of higher income and the timing of certain tax deductions.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Con Edison

For information about Con Edison's primary market risks associated with activities in derivative financial instruments, other financial instruments and derivative commodity instruments, see "Financial Market Risks" in Con Edison's MD&A in Item 7 (which information is incorporated herein by reference).

Con Edison of New York

For information about Con Edison of New York's primary market risks associated with activities in derivative financial instruments, other financial instruments and derivative commodity instruments, see "Financial Market Risks" in Con Edison of New York's MD&A in Item 7 (which information is incorporated herein by reference).

O&R

O&R's primary market risks associated with activities in derivative financial instruments, other financial instruments and derivative commodity instruments are interest rate risk and commodity price risk.

The interest rate risk relates primarily to new debt financing needed to fund capital requirements, including utility construction expenditures and maturing debt securities, and to variable rate debt. In general, the rates O&R and its subsidiaries charge their customers for service are not subject to change for fluctuations in the cost of capital during the respective terms of the current rate agreements. O&R and its subsidiaries manage interest rate risk through the issuance of mostly fixed-rate debt with varying maturities and through opportunistic refundings. In addition, O&R, has from time to time, entered into derivative financial instruments to hedge interest rate risk. At December 31, 2001, neither O&R nor any of its subsidiaries had derivative or other financial instruments outstanding for purposes of hedging its interest rate risk other than the interest rate swap agreement described in Note O to the O&R financial statements in Item 8.

The commodity price risk relates primarily to purchases of electricity and gas to supply customers. In general, the rates O&R and RECO, but not Pike, charge their supply customers are subject to change for fluctuations in the cost of electricity and gas purchases during the respective terms of the current rate agreements (see "Results of Operations—Electric" in O&R Management's Narrative Analysis of Results of Operations in Item 7 and Note A to the O&R financial statements included in Item 8). At December 31, 2001, O&R, RECO and Pike had a $1 million unrealized mark-to-market loss on derivative or other financial instruments outstanding for purposes of hedging commodity price risk.

Item 8.    Financial Statements and Supplementary Data

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

B. Supplementary Financial Information

Selected Quarterly Financial Data for the years ended December 31, 2001 and 2000 (Unaudited)

	2001
Con Edison	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

	(Millions of Dollars)
Operating revenues	$2,886.3	$2,112.2	$2,692.9	$1,942.6
Operating income	286.5	215.8	386.3	238.9
Net income for common stock	179.1	100.7	277.3	125.1
Basic earnings per common share	$0.84	$0.48	$1.31	$0.59
Diluted earnings per common share	$0.84	$0.48	$1.30	$0.59
	2000

	(Millions of Dollars)
Operating revenues	$2,318.6	$2,041.9	$2,820.8	$2,250.1
Operating income	282.7	171.3	384.9	177.2
Net income for common stock	188.1	68.7	279.9	46.1
Basic earnings per common share	$0.88	$0.33	$1.32	$0.22
Diluted earnings per common share	$0.88	$0.33	$1.32	$0.21

In the opinion of Con Edison, these quarterly amounts include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation.

	2001
Con Edison of New York	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

	(Millions of Dollars)
Operating revenues	$2,438.9	$1,755.4	$2,297.0	$1,630.9
Operating income	267.6	199.1	366.5	213.3
Net income for common stock	171.8	102.9	269.0	105.8
	2000

	(Millions of Dollars)
Operating revenues	$1,987.1	$1,721.5	$2,398.6	$1,893.5
Operating income	268.5	166.0	359.8	157.8
Net income for common stock	178.3	71.1	266.3	54.4

In the opinion of Con Edison of New York, these quarterly amounts include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation.

	2001
O&R	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

	(Millions of Dollars)
Operating revenues	$229.4	$171.6	$195.7	$139.6
Operating income	19.2	9.4	21.5	12.9
Net income for common stock	13.2	3.8	16.8	6.4
	2000

	(Millions of Dollars)
Operating revenues	$182.2	$143.6	$196.6	$178.6
Operating income	15.8	10.1	21.9	12.6
Net income for common stock	10.7	5.3	16.3	6.8

In the opinion of O&R, these quarterly amounts include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of Consolidated Edison, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Consolidated Edison, Inc. and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
New York, NY
February 21, 2002

Consolidated Edison, Inc.

CONSOLIDATED BALANCE SHEET

	As at
	December 31, 2001	December 31, 2000

	(Thousands of Dollars)
ASSETS
UTILITY PLANT, AT ORIGINAL COST (NOTE A)
Electric	$11,145,400	$11,808,102
Gas	2,405,730	2,300,055
Steam	758,600	740,189
General	1,354,099	1,388,602

TOTAL	15,663,829	16,236,948
Less: Accumulated depreciation	4,472,994	5,186,058

NET	11,190,835	11,050,890
Construction work in progress	654,107	504,471
Nuclear fuel assemblies and components, less accumulated amortization	-	107,641

NET UTILITY PLANT	11,844,942	11,663,002

NON-UTILITY PLANT
Unregulated generating assets, less accumulated depreciation of $21,289 and $48,643 in 2001 and 2000, respectively	291,039	230,416
Non-utility property, less accumulated depreciation of $8,606 and $5,516 in 2001 and 2000 respectively	112,394	41,752

NET PLANT	12,248,375	11,935,170

CURRENT ASSETS
Unrestricted cash and temporary cash investments (Note A)	271,356	94,828
Restricted cash (Note C)	69,823	-
Accounts receivable - customer, less allowance for uncollectible accounts of $34,775 and $33,714 in 2001 and 2000, respectively	613,733	910,344
Other receivables	124,343	168,411
Fuel, at average cost	18,216	28,455
Gas in storage, at average cost	111,507	83,112
Materials and supplies, at average cost	90,976	131,362
Prepayments	79,687	157,634
Other current assets	50,454	69,200

TOTAL CURRENT ASSETS	1,430,095	1,643,346

INVESTMENTS
Nuclear decommissioning trust funds (Note I)	-	328,969
Other (Note J)	216,979	197,120

TOTAL INVESTMENTS (NOTE A)	216,979	526,089

DEFERRED CHARGES, REGULATORY ASSETS AND NONCURRENT ASSETS
Goodwill	443,547	488,702
Intangible assets	85,783	-
Accrued pension credits	697,807	366,743
Regulatory assets
Future federal income tax (Note A)	659,891	676,527
Recoverable energy costs (Note A)	210,264	340,495
Sale of nuclear generating plant (Note I)	170,241	-
Real estate sale costs - First Avenue properties	105,407	103,009
Deferred special retirement program costs (Note D)	81,796	88,633
Accrued unbilled revenue (Note A)	64,249	72,619
Deferred environmental remediation costs (Note F)	62,559	49,056
Workers' compensation (Note F)	62,109	47,097
Divestiture - capacity replacement reconciliation (Note I)	58,850	73,850
Deferred revenue taxes	41,256	43,880
World Trade Center restoration costs (Note Q)	32,933	-
Other	88,260	112,603

TOTAL REGULATORY ASSETS	1,637,815	1,607,769
Other deferred charges and noncurrent assets	235,710	199,426

TOTAL DEFERRED CHARGES, REGULATORY ASSETS AND NONCURRENT ASSETS	3,100,662	2,662,640

TOTAL	$16,996,111	$16,767,245

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.

CONSOLIDATED BALANCE SHEET

	As at
	December 31, 2001	December 31, 2000

	(Thousands of Dollars)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION (see Statement of Capitalization)
Common shareholders' equity	$5,666,268	$5,472,389
Preferred stock subject to mandatory redemption (Note B)	37,050	37,050
Other preferred stock (Note B)	212,563	212,563
Long-term debt	5,501,217	5,415,409

TOTAL CAPITALIZATION	11,417,098	11,137,411

MINORITY INTERESTS	9,522	8,416
NONCURRENT LIABILITIES
Obligations under capital leases	41,088	31,504
Accumulated provision for injuries and damages	175,665	160,671
Pension and benefits reserve	187,739	181,346
Other noncurrent liabilities	30,159	21,702

TOTAL NONCURRENT LIABILITIES	434,651	395,223

CURRENT LIABILITIES
Long-term debt due within one year	310,950	309,590
Notes payable	343,722	255,042
Accounts payable	665,342	1,020,402
Customer deposits	214,121	202,888
Accrued taxes	146,657	64,343
Accrued interest	80,238	85,276
Accrued wages	77,131	70,951
Other current liabilities	372,404	307,541

TOTAL CURRENT LIABILITIES	2,210,565	2,316,033

DEFERRED CREDITS AND REGULATORY LIABILITIES
Accumulated deferred income tax (Note L)	2,235,295	2,302,764
Accumulated deferred investment tax credits (Note A)	118,350	131,429
Regulatory liabilities
NYISO reconciliation (Note A)	92,504	-
World Trade Center casualty loss (Note Q)	81,483	-
Gain on divestiture (Note I)	59,030	60,338
Deposit from sale of First Avenue properties	50,000	50,000
Recoverable energy costs	45,008	36,222
Accrued electric rate reduction (Note A)	38,018	38,018
NYPA revenue increase	9,169	35,021
Other	180,915	256,153

TOTAL REGULATORY LIABILITIES	556,127	475,752
Other deferred credits	14,503	217

TOTAL DEFERRED CREDITS AND REGULATORY LIABILITIES	2,924,275	2,910,162

TOTAL	$16,996,111	$16,767,245

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.

CONSOLIDATED INCOME STATEMENT

For the Year Ended December 31	2001	2000	1999

	(Thousands of Dollars)
OPERATING REVENUES (NOTE A)
Electric	$6,887,863	$6,938,128	$5,792,673
Gas	1,465,957	1,261,970	1,000,083
Steam	503,736	452,135	340,026
Non-utility	776,406	779,158	358,541

TOTAL OPERATING REVENUES	9,633,962	9,431,391	7,491,323

OPERATING EXPENSES
Purchased power	3,630,542	3,644,675	1,824,023
Fuel	393,830	350,816	430,050
Gas purchased for resale	859,961	789,080	485,155
Other operations	1,061,950	1,146,598	1,188,623
Maintenance	430,291	458,046	437,979
Depreciation and amortization (Note A)	526,235	586,407	526,182
Taxes, other than income taxes	1,139,127	1,121,843	1,179,796
Income taxes (Notes A and L)	464,553	317,790	399,716

TOTAL OPERATING EXPENSES	8,506,489	8,415,255	6,471,524

OPERATING INCOME	1,127,473	1,016,136	1,019,799

OTHER INCOME (DEDUCTIONS)
Investment income (Note A)	9,435	8,476	14,842
Allowance for equity funds used during construction (Note A)	1,281	1,299	3,810
Other income less miscellaneous deductions	(33,396)	(32,660)	(13,571)
Income taxes (Notes A and L)	21,922	10,622	26,891

TOTAL OTHER INCOME (DEDUCTIONS)	(758)	(12,263)	31,972

INCOME BEFORE INTEREST CHARGES	1,126,715	1,003,873	1,051,771
Interest on long-term debt	396,948	363,994	319,393
Other interest	41,823	49,527	20,065
Allowance for borrowed funds used during construction (Note A)	(7,891)	(6,076)	(1,895)

NET INTEREST CHARGES	430,880	407,445	337,563

NET INCOME	$695,835	$596,428	$714,208
PREFERRED STOCK DIVIDEND REQUIREMENTS	13,593	13,593	13,593

NET INCOME FOR COMMON STOCK	$682,242	$582,835	$700,615

AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC	212,146,750	212,186,412	223,442,315

AVERAGE NUMBER OF SHARES OUTSTANDING - DILUTED	212,919,524	212,417,885	223,890,546

EARNINGS PER COMMON SHARE - BASIC	$3.22	$2.75	$3.14

EARNINGS PER COMMON SHARE - DILUTED	$3.21	$2.74	$3.13

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.

CONSOLIDATED STATEMENT OF RETAINED EARNINGS

	As at
	December 31, 2001	December 31, 2000	December 31, 1999

	(Thousands of Dollars)
BALANCE, JANUARY 1	$5,040,931	$4,921,089	$4,700,500
Less: Stock options exercised	5,430	1,026	1,922
Orange & Rockland purchase accounting adjustment	-	(46)	51
Net income for the year	695,835	596,428	714,208

TOTAL	5,731,336	5,516,445	5,412,837

DIVIDENDS DECLARED ON CAPITAL STOCK
Cumulative Preferred, at required annual rates	13,593	13,593	13,593
Common, $2.20, $2.18 and $2.14 per share, respectively	466,726	461,921	478,155

TOTAL DIVIDENDS DECLARED	480,319	475,514	491,748

BALANCE, DECEMBER 31	$5,251,017	$5,040,931	$4,921,089

Consolidated Edison, Inc.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

For the Year Ended December 31	2001	2000	1999

	(Thousands of Dollars)
NET INCOME FOR COMMON STOCK	$682,242	$582,835	$700,615
OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAXES
Investment in marketable equity securities, net of $703 and $454 taxes in 2001 and 2000, respectively	(808)	(843)	-
Minimum pension liability adjustments, net of $1,580 and $703 taxes in 2001 and 2000, respectively	(2,095)	(1,304)	-
Unrealized (losses)/gains on derivatives qualified as hedges due to cumulative effect of a change in accounting principle, net of $5,635 taxes	(8,002)	-	-
Unrealized (losses)/gains on derivatives qualified as hedges, net of $21,901 taxes	(31,191)	-	-
Reclassification adjustment for gains/(losses) included in net income, net of $10,291 taxes	14,807	-	-

TOTAL OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAXES	(27,289)	(2,147)	-

COMPREHENSIVE INCOME	$654,953	$580,688	$700,615

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS

	As at
	December 31, 2001	December 31, 2000	December 31, 1999

	(Thousands of Dollars)
OPERATING ACTIVITIES
Net income	$695,835	$596,428	$714,208
PRINCIPAL NON-CASH CHARGES (CREDITS) TO INCOME
Depreciation and amortization	526,235	586,407	526,182
Deferred income tax (excluding taxes resulting from divestiture of plant)	5,629	177,736	41,784
Common equity component of allowance for funds used during construction	(1,281)	(1,299)	(3,810)
Accrued pension costs	(259,107)	(201,666)	(34,803)
Other non-cash charges	37,815	18,448	42,050
CHANGES IN ASSETS AND LIABILITIES NET OF EFFECTS OF DIVESTITURE OF UTILITY PLANTS, PURCHASE OF THE LAKEWOOD PROJECT AND PURCHASE OF ORANGE AND ROCKLAND UTILITIES IN 2001, 2000 AND 1999, RESPECTIVELY
Accounts receivable - customer, less allowance for uncollectibles	296,611	(262,799)	(66,371)
Materials and supplies, including fuel and gas in storage	(20,086)	(19,980)	56,554
Prepayments, other receivables and other current assets	119,325	(131,203)	(37,588)
Deferred recoverable energy costs	130,231	(221,804)	(57,692)
Cost of removal less salvage	(101,163)	(130,590)	(71,451)
Accounts payable	(353,601)	402,861	167,598
Other - net	273,528	204,895	(56,449)

NET CASH FLOWS FROM OPERATING ACTIVITIES	1,349,971	1,017,434	1,220,212

INVESTING ACTIVITIES INCLUDING CONSTRUCTION
Utility construction expenditures	(1,103,823)	(1,002,607)	(679,486)
Common equity component of allowance for funds used during construction	1,281	1,299	3,810
Nuclear fuel expenditures	(6,111)	(27,357)	(16,537)
Contributions to nuclear decommissioning trust	(89,185)	(21,301)	(21,301)
Payment for purchase of Orange and Rockland, net of cash and cash equivalents	-	-	(509,083)
Payment for purchase of the Lakewood Project, net of cash and cash equivalents	-	(98,090)	-
Divestiture of utility plants (net of federal income tax)	671,473	-	1,138,750
Investments by unregulated subsidiaries	(195,664)	(19,309)	(101,953)
Demolition and remediation costs for First Avenue properties	(2,398)	(101,935)	-
Deposit received from sale of First Avenue properties	-	50,000	-

NET CASH FLOWS USED IN INVESTING ACTIVITIES INCLUDING CONSTRUCTION	(724,427)	(1,219,300)	(185,800)

FINANCING ACTIVITIES INCLUDING DIVIDENDS
Repurchase of common stock	-	(68,531)	(817,399)
Net proceeds from short-term debt	39,720	(265,031)	430,196
Issuance of long-term debt	722,600	1,030,000	767,689
Retirement of long-term debt	(309,590)	(403,230)	(225,000)
Advance refunding of preferred stock and long-term debt	(328,150)	-	(300,000)
Issuance and refunding costs	(23,218)	(5,468)	(16,440)
Common stock dividends	(466,962)	(462,503)	(477,110)
Preferred stock dividends	(13,593)	(13,593)	(13,593)

NET CASH FLOWS USED IN FINANCING ACTIVITIES INCLUDING DIVIDENDS	(379,193)	(188,356)	(651,657)

CASH AND TEMPORARY CASH INVESTMENTS:

NET CHANGE FOR THE PERIOD	246,351	(390,222)	382,755

BALANCE AT BEGINNING OF PERIOD	$94,828	$485,050	$102,295

BALANCE AT END OF PERIOD	$341,179	$94,828	$485,050

LESS: RESTRICTED CASH	69,823	-	-
BALANCE: UNRESTRICTED CASH AND TEMPORARY CASH INVESTMENTS	$271,356	$94,828	$485,050

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$390,677	$351,165	$321,785
Income taxes	217,175	136,573	846,559
Business Acquisitions
Assets	$-	$225,462	$1,009,049
Purchase price in excess of net assets acquired	-	66,336	436,725

Total assets	-	291,798	1,445,774

Long-term debt, minority interest and liability assumed	-	193,708	936,691

Net cash used to acquire	$-	$98,090	$509,083

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.

CONSOLIDATED STATEMENT OF CAPITALIZATION

	Shares outstanding
	December 31, 2001	December 31, 2000	Year Ended December 31
			2001	2000

			(Thousands of Dollars)
COMMON SHAREHOLDERS' EQUITY (NOTE B)
Common stock, $.10 value, authorized 500,000,000 shares	212,146,750	212,027,131	$1,482,341	$1,482,341
Retained earnings			5,251,017	5,040,931
Treasury stock, at cost; 23,230,850 shares and 23,460,963 shares in 2001 and 2000, respectively at December 31, 2001 and 2000			(1,002,107)	(1,012,919)
Capital stock expense			(35,547)	(35,817)
Accumulated other comprehensive income
Investment in marketable equity securities, net of $703 and $454 taxes in 2001 and 2000, respectively			(1,651)	(843)
Minimum pension liability adjustments, net of $1,580 and $703 taxes in 2001 and 2000, respectively			(3,399)	(1,304)
Unrealized (losses)/gains on derivatives qualified as hedges arising during the period due to cumulative effect of a change in accounting principles, net of $5,635 taxes			(8,002)	-
Unrealized (losses)/gains on derivatives qualified as hedges, net of $21,901 taxes			(31,191)	-
Reclassification adjustment for gains/(losses) included in net income, net of $10,291 taxes			14,807	-

Total other comprehensive income/(loss), net of taxes			(29,436)	(2,147)

TOTAL COMMON SHAREHOLDERS' EQUITY			5,666,268	5,472,389

PREFERRED STOCK (NOTE B)
Subject to mandatory redemption Cumulative Preferred, $100 par value, 6 1/8% Series J	370,500	370,500	37,050	37,050

TOTAL SUBJECT TO MANDATORY REDEMPTION			37,050	37,050

OTHER PREFERRED STOCK
$5 Cumulative Preferred, without par value, authorized 1,915,319 shares	1,915,319	1,915,319	175,000	175,000
Cumulative Preferred, $100 par value, authorized 6,000,000 shares*
4.65% Series C	153,296	153,296	15,330	15,330
4.65% Series D	222,330	222,330	22,233	22,233

TOTAL OTHER PREFERRED STOCK			212,563	212,563

TOTAL PREFERRED STOCK			$249,613	$249,613

*
Represents total authorized shares of cumulative preferred stock, $100 par value, including preferred stock subject to mandatory redemption.

The accompanying notes are an integral part of these financial statements.

82

Consolidated Edison, Inc.

CONSOLIDATED STATEMENT OF CAPITALIZATION

Long-term debt (Note B)			At December 31
Maturity	Interest Rate	Series	2001	2000

			(Thousands of Dollars)
DEBENTURES:
2001	6 1/2	1993B	$-	$150,000
2001	3.25	1996B	-	150,000
2002	6 5/8	1993C	150,000	150,000
2002	4.72*	1997A	150,000	150,000
2003	6 3/8	1993D	150,000	150,000
2003	6.56	1993D	35,000	35,000
2004	7 5/8	1992B	150,000	150,000
2005	6 5/8	1995A	100,000	100,000
2005	6 5/8	2000C	350,000	350,000
2007	6.45	1997B	330,000	330,000
2007	7 1/8	1997J	20,000	20,000
2008	6 1/4	1998A	180,000	180,000
2008	6.15	1998C	100,000	100,000
2009	7.15	1999B	200,000	200,000
2010	8 1/8	2000A	325,000	325,000
2010	7 1/2	2000A	55,000	55,000
2010	7 1/2	2000B	300,000	300,000
2023	7 1/2	1993G	380,000	380,000
2026	7 3/4	1996A	100,000	100,000
2027	6 1/2	1997F	80,000	80,000
2028	7.1	1998D	105,000	105,000
2028	6.9	1998D	75,000	75,000
2029	7 1/8	1994A	150,000	150,000
2029	7.0	1999G	45,000	45,000
2039	7.35	1999A	275,000	275,000
2041	7 1/2	2001A	400,000	-

TOTAL DEBENTURES			4,205,000	4,105,000

TAX-EXEMPT DEBT - NOTES ISSUED TO NEW YORK STATE ENERGY RESEARCH AND DEVELOPMENT AUTHORITY FOR FACILITIES REVENUE BONDS:
2014	6.09	1994**	55,000	55,000
2015	4.21	1995**	44,000	44,000
2020	5 1/4	1993B	127,715	127,715
2020	6.10	1995A	128,285	128,285
2022	5 3/8	1993C	19,760	19,760
2026	7 1/2	1991A	-	128,150
2027	6 3/4	1992A	-	100,000
2027	6 3/8	1992B	-	100,000
2028	6.00	1993A	101,000	101,000
2029	7 1/8	1994A	100,000	100,000
2034	2.74*	1999A	292,700	292,700
2036	1.95*	2001A	224,600	-
2036	1.81*	2001B	98,000	-

TOTAL TAX-EXEMPT DEBT			1,191,060	1,196,610

SUBORDINATED DEFERRABLE INTEREST DEBENTURES:
2031	7 3/4	1996A	275,000	275,000

OTHER LONG-TERM DEBT			167,845	177,440
UNAMORTIZED DEBT DISCOUNT			(26,738)	(29,051)

TOTAL			5,812,167	5,724,999
LESS: LONG-TERM DEBT DUE WITHIN ONE YEAR			310,950	309,590

TOTAL LONG-TERM DEBT			5,501,217	5,415,409

TOTAL CAPITALIZATION			$11,417,098	$11,137,411

*
Rates reset weekly, quarterly or by auction held every 35 days; December 31, 2001 rates shown.

**
Issued for O&R pollution control financing.

The accompanying notes are an integral part of these financial statements.

83

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

These notes form an integral part of the accompanying consolidated financial statements of Consolidated Edison, Inc. (Con Edison) and its subsidiaries.

Con Edison

Con Edison is a holding company that provides a wide range of energy-related services to its customers through its regulated and unregulated subsidiaries. Con Edison's core business is energy distribution and it is also pursuing related growth opportunities in competitive businesses.

Con Edison's principal subsidiary is Consolidated Edison Company of New York, Inc. (Con Edison of New York), a regulated utility that provides electric service to over 3.1 million customers and gas service to over 1.1 million customers in New York City and Westchester County. It also provides steam service in parts of Manhattan.

Orange and Rockland Utilities, Inc. (O&R), a regulated utility that Con Edison acquired in July 1999 (see Note K), provides electric service to over 280,000 customers and gas service to over 120,000 customers in southeastern New York and in adjacent sections of New Jersey and northeastern Pennsylvania.

Con Edison has four unregulated subsidiaries: Consolidated Edison Solutions, Inc. (Con Edison Solutions), a retail energy services company that sells electricity and gas to delivery customers of utilities, including Con Edison of New York and O&R; Consolidated Edison Energy, Inc. (Con Edison Energy), a wholesale energy supply company that enters into derivative financial and commodity instruments as part of its energy trading activities; Consolidated Edison Development, Inc. (Con Edison Development), a company that develops generating projects; and Con Edison Communications LLC (Con Edison Communications), a company which builds and operates fiber optic networks to provide wholesale telecommunications services. The unregulated subsidiaries participate in competitive energy supply and services businesses that are subject to different risks than those found in the businesses of the regulated utility subsidiaries.

Note A - Summary of Significant Accounting Policies

Principles of Consolidation

Con Edison's consolidated financial statements include the accounts of Con Edison and its consolidated subsidiaries, including the regulated utilities, Con Edison of New York and O&R. Intercompany transactions have been eliminated.

Accounting Policies

The accounting policies of Con Edison and its subsidiaries conform to accounting principles generally accepted in the United States of America. For regulated public utilities, like Con Edison of New York and O&R, accounting principles generally accepted in the United States include the Financial Accounting Standards Board's (FASB) Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation," and, in accordance with SFAS No. 71, the accounting requirements and rate-making practices of the Federal Energy Regulatory Commission (FERC) and their state public utility commissions.

The standards in SFAS No. 101, "Regulated Enterprises - Accounting for the Discontinuation of Application of the FASB Statement No. 71," have been applied to Con Edison's electric supply business, including electric generating assets and non-utility generators (NUG) contracts and related regulatory assets and liabilities (the Deregulated Business), which was deregulated as a result of the Restructuring Agreement (defined below). The application of SFAS No. 101 to the Deregulated Business had no material effect on the financial position or results of operations of Con Edison. No loss has been recognized in income in connection with generation divestiture (see Note I), the NUG contracts (see Note H) or deferred charges (regulatory assets - principally relating to future federal income taxes) and deferred credits (regulatory liabilities) relating to the Deregulated Business. Recovery of Con Edison of New York's loss on the sale of its nuclear generating unit, its costs under NUG contracts and regulatory assets net of regulatory liabilities is probable under the Restructuring Agreement.

Rate and Restructuring Agreements

In September 1997 the New York State Public Service Commission (NYPSC) approved a restructuring agreement between Con Edison of New York, the NYPSC staff and certain other parties (the Restructuring Agreement). The Restructuring Agreement provided for a transition to a competitive electric market through the development of a "retail access" plan, a rate plan for the period ending March 31, 2002, a reasonable opportunity for recovery of "strandable costs" and the divestiture of electric generation capacity by Con Edison of New York.

At December 31, 2001, approximately 145,000 Con Edison of New York customers representing approximately 20 percent of aggregate customer load were purchasing electricity from other suppliers under the electric Retail Choice program (which is available to all of Con Edison of New York's electric customers). Con Edison of New York delivers electricity to customers in this program through its regulated transmission and distribution systems. In general Con Edison of New York's delivery rates for Retail Choice customers are equal to the rates applicable to other comparable Con Edison of New York customers, less an amount reflecting costs otherwise associated with supplying customers with energy and capacity.

Pursuant to the Restructuring Agreement, Con Edison of New York reduced electric rates, on an annual basis, by $129 million in 1998, $80 million in April 1999, $103 million in April 2000 and $209 million in April 2001. The 2001 rate reduction excludes the divestiture of the nuclear generating facility and the Roseton plant. The effect in 2001 of the April 2001 decrease was partially offset by recognition in income of $36 million relating to rates for distributing electricity to customers of the New York Power Authority and $50 million (after tax) of deferred generation divestiture gain. See Note I.

Pursuant to the Restructuring Agreement, as amended by a July 1998 NYPSC order, Con Edison of New York has sold approximately 7,790 MW of the approximately 8,300 MW of generating capacity that it owned at the time the Restructuring Agreement was executed. See Note I.

In November 2000 the NYPSC approved an agreement (the 2000 Electric Rate Agreement) that revises and extends the rate plan provisions of the Restructuring Agreement. Pursuant to the 2000 Electric Rate Agreement, Con Edison of New York reduced the distribution component of its electric rates by $170 million on an annual basis, effective October 2000, and further reduced electric rates, effective April 1, 2001, in accordance with the Restructuring Agreement (as discussed above).

In general under the 2000 Electric Rate Agreement, Con Edison of New York's base electric transmission and distribution rates will not otherwise be changed during the five-year period ending March 2005 except (i) with respect to certain changes in costs above anticipated annual levels resulting from legal or regulatory requirements, inflation in excess of a 4 percent annual rate, property tax changes and environmental cost increases or (ii) if the NYPSC determines that circumstances have occurred that either threaten Con Edison of New York's economic viability or ability to provide, or render Con Edison of New York's rate of return unreasonable for the provision of safe and adequate service.

Under the 2000 Electric Rate Agreement as approved by the NYPSC and as modified in December 2001, 35 percent of any earnings in each of the rate years ending March 2002 through 2005 in excess of a specified rate of return on electric common equity will be retained for shareholders and the balance will be applied for customer benefit through rate reductions or as otherwise determined by the NYPSC. There was no sharing of earnings for the rate year ending March 2001. The earnings threshold for the rate year ending March 2002 of 12.9 percent can be increased by 25 basis points if certain demand reductions and supply increases exceed targeted projections. The earnings threshold for rate years ending March 2003 through March 2005 of 11.75 percent can be increased by 50 basis points. The threshold will increase by 25 basis points if certain demand reductions and supply increases exceed targeted projections and by an additional 25 basis points if certain customer service and reliability objectives are achieved. Con Edison of New York could be required to pay up to $40 million annually in penalties if certain threshold service and reliability objectives are not achieved.

Con Edison of New York's potential electric strandable costs are those prior utility investments and commitments that may not be recoverable in a competitive electric supply market. Con Edison of New York is recovering these costs in the rates it charges all of its electric customers. The 2000 Electric Rate Agreement continues the stranded cost recovery provisions of the Restructuring Agreement, stating that Con Edison of New York "will be given a reasonable opportunity to recover stranded and strandable costs remaining at March 31, 2005, including a reasonable return on investments, under the parameters and during the time periods set forth therein."

The 2000 Electric Rate Agreement also continues the rate provisions pursuant to which Con Edison of New York recovers prudently incurred purchased power and fuel costs from customers. See "Recoverable Energy Costs" in this Note A.

In 1997 the NYPSC approved a four-year O&R restructuring plan, pursuant to which O&R sold all of its generating assets made retail access available to all of its electric customers effective May 1, 1999 and reduced its electric rates by approximately $32.4 million through rate reductions implemented in December 1997 and 1998. In 1998 and 1999, similar plans for O&R's utility subsidiaries in Pennsylvania and New Jersey were approved by state regulators. The Pennsylvania plan provides for retail access for all customers effective May 1999. The New Jersey plan provides for rate reductions of $6.8 million effective August 1999, an additional reduction of $2.7 million effective January 2001 and a final reduction of $6.2 million effective August 2002.

In accordance with the April 1999 NYPSC order approving Con Edison's acquisition of O&R, Con Edison of New York has reduced its annual electric and gas rates by approximately $12 million and $2 million, respectively, and O&R has reduced its electric rates by $6.1 million and its gas rates by approximately $1.1 million.

In November 2000 the NYPSC approved an agreement between Con Edison of New York, the NYPSC staff and certain other parties that revised and extended the 1996 gas rate settlement agreement through September 2001. The 1996 agreement, with limited exceptions, continued base rates at September 1996 levels through September 2000.

Under the new agreement, the level above which Con Edison of New York shared with customers 50 percent of earnings was increased from a 13 percent to a 14 percent rate of return on gas common equity. In addition customer bills were reduced by $20 million during the January through March 2001 period. Approximately $22.6 million that normally would be credited to customers over various annual periods was credited during the four-month period ending March 2001, and $19 million of charges to customers resulting from the reconciliation of actual gas costs to amounts included in rates that were scheduled to be billed to customers beginning December 2000 instead were billed to customers beginning April 2001.

Under the new agreement, Con Edison of New York also reduced firm transportation customer bills by a retail choice credit and implemented other programs designed to increase customer and marketer participation in Con Edison of New York's gas Retail Choice program, the net costs of which are to be recovered by reducing credits otherwise due customers or deferred for future recovery from customers.

On February 15, 2002, Con Edison of New York, the Staff of the NYPSC and several other participants in the current Con Edison of New York gas rate proceeding, submitted to the NYPSC for approval a settlement of various gas rate and restructuring issues for the three-year period ending September 30, 2004. The rate agreement reduces retail sales and transportation rates by approximately $25 million, on an annual basis.

In November 2000 the NYPSC also approved a gas rate settlement agreement between O&R, the NYPSC staff, and certain other parties covering the three-year period November 2000 through October 2003. With limited exceptions, the agreement provides for no changes to base rates. O&R will be permitted to retain $18.1 million of deferred credits that otherwise would have been credited to customers.

In November 2000 the NYPSC approved an agreement between Con Edison of New York, the NYPSC staff and certain other parties, which provided for a $16.6 million steam rate increase in October 2000 and, with limited exceptions, no further changes in steam rates prior to October 2004. Con Edison of New York is required to share with customers 50 percent of any earnings for any rate year covered by the agreement in excess of a specified rate of return on steam common equity (11.0 percent for the first rate year, the 12-month period ended September 2001; 10.5 percent thereafter if the re-powering of Con Edison of New York's East River steam-electric generating plant is not completed). A rate moderation mechanism will permit Con Edison of New York to defer a portion of the revenues collected in the first two rate years attributable to the rate increase and recognize such deferrals in income during the last two rate years.

Under the steam rate agreement, upon completion of the East River re-powering project, the net benefits of the project (including the net after-tax gain from the sale of a nine-acre development site in mid-town Manhattan along the East River) allocable to steam operations will inure to the benefit of steam customers.

The agreement continues the rate provisions pursuant to which Con Edison of New York recovers prudently incurred purchased steam and fuel costs and requires Con Edison of New York to develop a strategy for hedging price variations for a portion of the steam produced each year.

Utility Plant and Depreciation

Utility plant is stated at original cost. The capitalized cost of additions to utility plant includes indirect costs such as engineering, supervision, payroll taxes, pensions, other benefits and an allowance for funds used during construction (AFDC). The original cost of property, together with removal cost, less salvage, is charged to accumulated depreciation as property is retired. The cost of repairs and maintenance is charged to expense, and the cost of betterments is capitalized.

Rates used for AFDC include the cost of borrowed funds and a reasonable rate on Con Edison of New York's own funds when so used, determined in accordance with NYPSC and FERC regulations. The AFDC rate was 6.8 percent in 2001, 7.2 percent in 2000 and 9.1 percent in 1999. The rate was compounded semiannually, and the amounts applicable to borrowed funds were treated as a reduction of interest charges.

Con Edison's utility subsidiaries generally compute annual charges for depreciation using the straight-line method for financial statement purposes, with rates based on average lives and net salvage factors. Con Edison's regulated utility depreciation rates averaged approximately 3.1 percent in 2001, 3.6 percent in 2000 and 3.4 percent in 1999.

Revenues

Con Edison's utility subsidiaries recognize revenues for electric, gas and steam service on a monthly billing cycle basis. O&R accrues revenues at the end of each month for estimated energy usage not yet billed to customers, while Con Edison of New York does not accrue such revenues. Con Edison of New York defers for refund to firm gas sales and transportation customers over a 12-month period all net interruptible gas revenues not authorized by the NYPSC to be retained by Con Edison of New York.

Recoverable Energy Costs

Con Edison's utility subsidiaries generally recover all of their prudently incurred fuel, purchased power and gas costs, including hedging gains and losses, in accordance with rate provisions approved by their state public utility commissions. For Con Edison of New York, the provision also includes a $35 million annual incentive or penalty ($25 million effective April 1, 2002) relating to electricity costs. If the actual energy costs for a given month are more or less than amounts billed to customers for that month, the difference is recoverable from or refundable to customers. Differences between actual and billed energy costs are generally deferred for charge or refund to customers during the next billing cycle (normally within one or two months). At December 31, 2001, Con Edison of New York had deferred $92.5 million of New York Independent System Operator (NYISO) refunds for purchased power. Any reconciliation to actual supply by NYISO will be recoverable from or refundable to customers. At December 31, 2001, Con Edison's New Jersey utility subsidiary, Rockland Electric Company, had deferred $76.7 million of such costs for charge to customers in the manner and at such time as is to be determined by the New Jersey Board of Public Utilities.

Temporary Cash Investments

Temporary cash investments are short-term, highly liquid investments that generally have maturities of three months or less. They are stated at cost, which approximates market. Con Edison considers temporary cash investments to be cash equivalents.

Investments

For 2001 and 2000, investments consisted primarily of the investments of Con Edison's unregulated subsidiaries, which are recorded either at cost or using the equity method. Investments in 2000 also included the external nuclear decommissioning trust fund, which was transferred in connection with the sale of Con Edison of New York's nuclear generating unit. See Note I.

Guarantees of Subsidiary Obligations

Con Edison has guaranteed certain obligations of its subsidiaries. These guarantees, which had maximum limits totaling $1.1 billion and $683 million at December 31, 2001 and 2000, respectively, relate primarily to certain obligations of Con Edison Development (See Note J) and obligations of up to $484 million in 2001 and $263 million in 2000 under power purchase and sales agreements entered into by Con Edison Solutions and Con Edison Energy. As of December 31, 2001, a total of $456.2 million of underlying obligations to which the guarantees relate were outstanding, of which, $52.4 million, representing accounts payable and mark-to-market contract positions, was included in the consolidated balance sheet. Con Edison does not expect to incur losses as a result of these guarantees.

New Financial Accounting Standards

During 2001 the FASB issued four new accounting standards: SFAS No. 141, "Business Combinations," SFAS No. 142, "Accounting for Goodwill and Other Intangible Assets," SFAS No. 143, "Accounting for Asset Retirement Obligations," and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

SFAS No. 141 requires that all business combinations initiated after June 30, 2001 use the purchase method of accounting, which includes recognition of goodwill. The application of SFAS No. 141 had no effect on Con Edison's consolidated financial statements.

SFAS No. 142, which Con Edison adopted on January 1, 2002, provides that goodwill (i.e., the excess of cost over the fair value of assets of businesses acquired) and intangible assets with indefinite useful lives shall no longer be subject to amortization. Con Edison's intangible assets relate to certain Con Edison

Development power purchase and transmission rights agreements. Con Edison's amortization expense in 2001 for goodwill was $11.1 million and for intangible assets was $5.9 million. Under SFAS No. 142, Con Edison will continue to amortize the intangible assets relating to the power purchase agreement on a straight-line basis over its 25-year contract period but will cease amortizing goodwill and the indefinite lived intangible asset relating to the transmission rights agreement. As a result net income for common stock in 2002 will be $11.9 million ($0.06 per share) more than it would have been had Con Edison continued to amortize its goodwill and its indefinite lived intangible asset. In accordance with SFAS No. 142, Con Edison will in 2002, and thereafter as required by SFAS No. 142, review its goodwill and intangible assets for impairment. If determined in 2002 to be impaired, goodwill or the intangible assets will be reduced to their fair value and an impairment charge will be reflected as a cumulative effect of a change in accounting principle. Following 2002 any such charge would be recognized in income.

SFAS No. 143, which Con Edison is required to adopt on January 1, 2003, requires entities to record the fair value of a liability associated with an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related asset. The liability is increased to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. Upon retirement of the asset, the entity settles the obligation for the amount recorded or incurs a gain or loss. Con Edison has not yet determined the effect of this standard on its consolidated financial statements.

SFAS No. 144, which Con Edison adopted on January 1, 2002, replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 144 requires that long-lived assets be measured at the lower of book value or fair value less cost to sell. The standard also broadens the reporting of discontinued operations. Con Edison does not expect the application of this standard to have a significant effect on its financial position or results of operations.

Federal Income Tax

In accordance with SFAS No. 109, "Accounting for Income Taxes," Con Edison's utility subsidiaries have recorded an accumulated deferred federal income tax liability for substantially all temporary differences between the book and tax bases of assets and liabilities at current tax rates. In accordance with rate agreements, the utility subsidiaries have recovered amounts from customers for a portion of the tax expense they will pay in the future as a result of the reversal or "turn-around" of these temporary differences. As to the remaining temporary differences, in accordance with SFAS No. 71, the utility subsidiaries have established regulatory assets for the net revenue requirements to be recovered from customers for the related future tax expense. See Note L. In 1993 the NYPSC issued a Policy Statement proposing accounting procedures consistent with SFAS No. 109 and providing assurances that these future increases in taxes will be recoverable in rates.

Accumulated deferred investment tax credits are amortized ratably over the lives of the related properties and applied as a reduction to future federal income tax expense.

Con Edison and its subsidiaries file a consolidated federal income tax return. Income taxes are allocated to each company based on its taxable income.

State Income Tax

The New York State tax laws applicable to utility companies were changed effective January 1, 2000. Certain revenue-based taxes were repealed or reduced and replaced by a net income-based tax. In June 2001 the NYPSC issued its final Order relating to the tax law changes. It authorized each utility to use deferral accounting to record the difference between taxes being collected and the tax expense resulting from the tax law changes, until those changes are incorporated in base rates.

Research and Development Costs

Research and development costs relating to specific construction projects are capitalized. All other such costs are charged to operating expenses as incurred. Research and development costs in 2001, 2000 and 1999 amounting to $14.0 million, $14.1 million and $12.4 million, respectively, were charged to operating expenses. No research and development costs were capitalized in these years.

Reclassification

Certain prior year amounts have been reclassified to conform with the current year presentation.

Earnings Per Common Share

In accordance with SFAS No. 128, "Earnings per Share," Con Edison presents basic and diluted earnings per share on the face of the Consolidated Income Statement. Basic earnings per share (EPS) is calculated by dividing earnings available to common shareholders ("Net income applicable to common stock" on the Consolidated Income Statement) by the weighted average number of common shares outstanding during the period. In the calculation of diluted EPS, weighted average shares outstanding are increased for additional shares that would be outstanding if potentially dilutive securities were converted to common stock.

Potentially dilutive securities for Con Edison consist of stock options whose exercise price is less than the average market price of the common shares during the reporting period. These options were granted under the Stock Option Plan (see Note M). Additionally awards of restricted stock are included in the diluted earnings per share calculation.

Shown below is a reconciliation of the numerator and denominator used in the basic and diluted EPS calculations.

(Millions of Dollars - except share data)	Twelve Months Ended December 31,
	2001	2000	1999

	(Thousands of Shares)
Net income	$695.8	$596.4	$714.2
Less: Preferred stock dividend requirements	13.6	13.6	13.6
Net income applicable to common stock (Numerator for basic and diluted EPS)	$682.2	$582.8	$700.6
Number of shares on which basic EPS is
Calculated	212,147	212,186	223,442
Add - Incremental shares attributable to effect of dilutive securities	773	232	449
Number of shares on which diluted
EPS is calculated	212,920	212,418	223,891
Basic EPS	$3.22	$2.75	$3.14
Diluted EPS	$3.21	$2.74	$3.13

Stock options to purchase 5.33 million, 4.67 million and 3.04 million common shares for the year ending December 31, 2001, 2000 and 1999 were not included in the respective period's computation of diluted earnings per share because the exercise price of the option was greater than the average market price of the common shares.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note B - Capitalization

Capitalization of Con Edison

Con Edison's outstanding capitalization, on a consolidated basis, consists of its common shareholders' equity and the outstanding preferred stock and long-term debt of its subsidiaries. Con Edison's authorized capitalization also includes six million authorized, but unissued, Preferred Shares, $1.00 par value.

Preferred Stock Not Subject To Mandatory Redemption

Con Edison of New York has the option to redeem its $5 cumulative preferred stock at $105 and its cumulative preferred stock, Series C and Series D, at a price of $101 per share (in each case, plus accrued and unpaid dividends).

Preferred Stock Subject to Mandatory Redemption

Con Edison of New York is required to redeem its cumulative preferred stock, Series J shares, on August 1, 2002. The redemption price is $100 per share (plus accrued and unpaid dividends). Series J shares may not be called for redemption while dividends are in arrears on outstanding shares of $5 cumulative preferred stock or other cumulative preferred stock.

Dividends

Dividends on Con Edison's common shares depend primarily on the dividends and other distributions that Con Edison of New York and Con Edison's other subsidiaries pay to Con Edison, and the capital requirements of Con Edison and its subsidiaries. Under Con Edison of New York's Restructuring Agreement, the dividends that it may pay are limited to not more than 100 percent of its income available for dividends, calculated on a two-year rolling average basis. Excluded from the calculation of "income available for dividends" are non-cash charges to income resulting from accounting changes or charges to income resulting from significant unanticipated events. The restriction also does not apply to dividends paid in order to transfer to Con Edison proceeds from major transactions, such as asset sales, or to dividends reducing Con Edison of New York's equity ratio to a level appropriate to its business risk.

Payment of Con Edison of New York's common stock dividends to Con Edison is subject to certain additional restrictions. No dividends may be paid, or funds set apart for payment, on Con Edison of New York's common stock until all dividends accrued on the $5 cumulative preferred stock and other cumulative preferred stock have been paid, or declared and set apart for payment, and unless Con Edison of New York is not in arrears on its mandatory redemption obligation for the Series J cumulative preferred stock. No dividends may be paid on any of Con Edison of New York's capital stock during any period in which Con Edison of New York has deferred payment of interest on its subordinated deferrable interest debentures.

Long-term Debt

Long-term debt maturing in the period 2002-2006 is as follows:

(Millions of Dollars)

2002	$311
2003	185
2004	150
2005	450
2006	-

Long-term debt includes the note issued by Con Edison of New York to the New York State Energy Research and Development Authority for the net proceeds of the Authority's $224.6 million aggregate principal amount of Facilities Revenue Bonds, Series 2001 A. The interest rate determination method for this debt is subject to change in accordance with the related indenture, and the debt currently bears interest at a weekly rate determined by its remarketing agent. While the debt bears interest at a weekly rate, it is subject to optional and, in certain circumstances, mandatory tender for purchase by Con Edison of New York.

Long-term debt includes notes issued by O&R to the New York State Energy Research and Development Authority for the net proceeds of the Authority's $55 million aggregate principal amount of 1994 Series and $44 million aggregate principal amount of 1995 Series Pollution Control Refunding Revenue Bonds. The interest rate determination method for this debt is subject to change in accordance with the related indenture, and the debt currently bears interest at a weekly rate determined by its remarketing agent. While the debt bears interest at a weekly rate, it is subject to optional and, in certain circumstances, mandatory tender for purchase by O&R.

Long-term debt is stated at cost, which, as of December 31, 2001, approximates fair value (estimated based on current rates for debt of the same remaining maturities).

Note C - Short Term Borrowing

At December 31, 2001, Con Edison and its utility subsidiaries had commercial paper programs, under which short-term borrowings are made at prevailing market rates, totaling $950 million. These programs are supported by revolving credit agreements with banks. At December 31, 2001, $159.0 million, at a weighted average interest rate of 2.02 percent, was outstanding under Con Edison's $350 million program; no commercial paper was outstanding under Con Edison of New York's $500 million program; and $16.6 million, at a weighted average interest rate of 1.90 percent, was outstanding under O&R's $100 million program. Con Edison of New York changes the amount of its program from time to time, subject to a $1 billion FERC-authorized limit.

Bank commitments under the revolving credit agreements total $950 million, of which $775 million expires in late 2002 (by which time renewal is expected). The commitments may terminate upon a change of control of Con Edison, and borrowings under the agreements are subject to certain conditions, including that the ratio (calculated in accordance with the agreements) of debt to total capital of the borrower not at any time exceed 0.65 to 1. At December 31, 2001, this ratio was 0.52 to 1 for Con Edison, 0.52 to 1 for Con Edison of New York and 0.51 to 1 for O&R. Borrowings under the agreements are not subject to maintenance of credit rating levels. The fees charged for the revolving credit facilities and borrowings under the agreements reflect the credit ratings of Con Edison of New York.

During 2001 Con Edison also made short-term borrowings from an affiliate of the lessor of the Newington Project. See Note J. The average daily outstanding amount of such short-term borrowing was $59.9 million at an average interest rate of 4.9 percent. At December 31, 2001, $49.2 million was outstanding at an interest rate of 4.2 percent.

In 2001 Con Edison Development used special-purpose entities to arrange for short term financing of electric generating projects. At December 31, 2001, approximately $119.3 million of such financing was outstanding, for which Con Edison had deposited $69.8 million into an escrow account in order to secure payment. The company expects that this financing will be repaid, and the restricted cash returned to Con Edison in 2002.

Note D - Pension Benefits

Con Edison provides non-contributory pension benefits that cover substantially all employees of Con Edison of New York and O&R and certain employees of other Con Edison subsidiaries. The plan is designed to comply with the Employee Retirement Income Security Act of 1974 (ERISA).

Investment gains and losses are fully recognized in expense over a 15-year period (13 years for O&R in 1999 and 2000). Other actuarial gains and losses are fully recognized in expense over a 10- year period.

Con Edison offered a special retirement program in 1999 providing enhanced pension benefits for those employees who met specified eligibility requirements and retired within specific time limits. These incentives fall within the category of special termination benefits and curtailments as described in SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits." The increase in pension obligations as a result of these programs amounted to $49.7 million. For Con Edison of New York, the Agreement provided that $15 million of this amount would be expensed in 2000 and the remaining $30 million would be recorded as a regulatory asset and amortized over a 15-year period beginning in October 2000. For O&R pension costs for 1999 reflect the impact of the sale of its generating assets. Due to the relatively high number of employees for whom benefits ceased to be accrued as a result of this event, a curtailment charge of $4.7 million was recognized. A portion of this curtailment charge was recorded as a regulatory asset in accordance with SFAS No. 71 and a portion was expensed.

The acquisition of O&R by Con Edison in July 1999 triggered purchase accounting requirements that are reflected in the net periodic pension cost. Under such accounting O&R's accrued pension liability was adjusted to recognize all previously unrecognized gains and losses arising from past experience different from that assumed, all unrecognized prior service costs, and the remainder of any unrecognized obligation or asset existing at the date of the initial application of SFAS No. 87, "Employers' Accounting for Pensions." A portion of these adjustments was recorded as a regulatory liability in accordance with SFAS No. 71 and a portion was expensed.

O&R is currently allowed to recover in rates pension costs recognized under SFAS No. 87. In accordance with the provisions of SFAS No. 71, Con Edison of New York defers for future recovery any difference between expenses recognized under SFAS No. 87 and the current rate allowance authorized by each regulatory jurisdiction in which it operates.

The components of Con Edison of New York and O&R's net periodic pension costs for 2001, 2000 and 1999 were as follows:

	2001	2000	1999

	(Millions of Dollars)
Service cost - including administrative expenses	$95.3	$90.0	$110.9
Interest cost on projected benefit obligation	425.2	408.7	378.4
Expected return on plan assets	(657.4)	(565.7)	(505.6)
Amortization of net actuarial (gain)	(193.9)	(186.1)	(92.8)
Amortization of prior service cost	13.6	10.5	12.6
Amortization of transition obligation	3.0	3.0	2.5
Recognition of curtailment and termination benefits	-	-	11.9
Recognition of purchase accounting	-	-	(29.6)

NET PERIODIC PENSION COST	(314.2)	(239.6)	(111.7)

Amortization of regulatory asset*	4.2	17.7	2.2

TOTAL PENSION COST	$(310.0)	$(221.9)	$(109.5)

Cost capitalized	(61.4)	(41.4)	(47.5)
Cost charged to operating expenses	$(248.6)	$(180.5)	$(62.0)

  *
  Relates to increases in Con Edison of New York's pension obligations of $33.3 million from a 1993 special retirement program and $45 million from a 1999 special retirement program.

The funded status at December 31, 2001, 2000 and 1999 was as follows:

	2001	2000	1999

	(Millions of Dollars)
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year	$5,630.4	$5,241.6	$5,673.9
Service cost - excluding administrative expenses	93.6	88.7	109.6
Interest cost on projected benefit obligation	425.2	408.7	378.4
Plan amendments	9.8	37.7	0.8
Net actuarial loss/(gain)	30.4	128.5	(705.4)
Termination benefits and curtailments	-	-	49.7
Benefits paid	(285.1)	(274.8)	(265.4)

BENEFIT OBLIGATION AT END OF YEAR	$5,904.3	$5,630.4	$5,241.6

CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year	$7,347.5	$7,720.1	$6,945.7
Actual return on plan assets	(406.6)	(84.7)	1,047.0
Employer contributions	3.7	4.7	13.0
Benefits paid	(285.1)	(274.8)	(265.4)
Administrative expenses	(25.8)	(17.8)	(20.2)

FAIR VALUE OF PLAN ASSETS AT END OF YEAR	$6,633.7	$7,347.5	$7,720.1

Funded status	$729.4	$1,717.1	$2,478.5
Unrecognized net (gain)	(184.2)	(1,496.8)	(2,478.2)
Unrecognized prior service costs	95.9	99.8	72.5
Unrecognized net transition (asset)/liability at January 1, 1987*	(0.6)	2.4	5.3

NET PREPAID BENEFIT COST	$640.5	$322.5	$78.1

*
Being amortized over approximately 15 years.

The amounts recognized in the consolidated balance sheet at December 31, 2001, 2000 and 1999 were as follows:

	2001	2000	1999

	(Millions of Dollars)
Prepaid benefit cost	$674.4	$350.6	$113.0
Accrued benefit liability	(40.2)	(37.1)	(34.9)
Intangible asset	0.6	7.1	-
Accumulated other comprehensive income	5.7	1.9	-

Net amount recognized	$640.5	$322.5	$78.1

The actuarial assumptions for Con Edison of New York and O&R at December 31, 2001, 2000 and 1999 were as follows:

	2001	2000	1999

DISCOUNT RATE	7.50%	7.75%	8.00%
EXPECTED RETURN ON PLAN ASSETS	9.20%	8.50%	8.50%
RATE OF COMPENSATION INCREASE - CON EDISON	4.30%	4.55%	4.80%
RATE OF COMPENSATION INCREASE - O&R
Hourly	4.15%	4.40%	3.00%
Management	4.15%	4.40%	1.00%

Con Edison offers a defined contribution savings plan that covers substantially all employees of Con Edison of New York and O&R and certain employees of other Con Edison subsidiaries. Con Edison made contributions to the plan of approximately $16.7 million, $16.4 million and $16.7 million for years 2001, 2000 and 1999, respectively.

Note E - Postretirement Benefits Other Than Pensions (OPEB)

Con Edison of New York and O&R have contributory comprehensive hospital, medical and prescription drug programs for all retirees, their dependents and surviving spouses.

Con Edison of New York also has a contributory life insurance program for bargaining unit employees and provides basic life insurance benefits up to a specified maximum at no cost to retired management employees. O&R has a non-contributory life insurance program for retirees.

Certain employees of other Con Edison subsidiaries are eligible to receive benefits under these programs. The company has reserved the right to amend or terminate these programs.

Investment gains and losses are fully recognized in expense over a 15-year period for Con Edison of New York and O&R (10 years for O&R in 1999 & 2000). For both plans, other actuarial gains and losses are recognized in expense over a 10-year period.

For O&R, plan assets are used to pay benefits and expenses for participants that retired on or after January 1, 1995. O&R pays benefits for other participants. Plan assets include amounts owed to O&R of $0.3 million in 2001, $2.2 million in 2000 and $1.4 million in 1999.

During 1999, O&R sold its electric generating assets. Because of the relatively high number of O&R employees for whom benefits in the plan ceased to be accrued as a result of this event, a curtailment charge was recorded in accordance with SFAS No. 106, "Employers' Accounting for Postretirement Benefits other than Pensions."

The acquisition of O&R by Con Edison in July 1999 triggered purchase accounting requirements that are reflected in the net periodic benefit cost. Under such accounting O&R's accrued postretirement liability was adjusted to recognize all previously unrecognized actuarial gains or losses, all unrecognized prior service costs, and the remainder of any unrecognized obligation or asset existing at the date of the initial application of SFAS No. 106. The total of these adjustments along with the curtailment charge discussed above were recorded as a regulatory asset in accordance with SFAS No. 71.

O&R is currently allowed to recover in rates OPEB costs recognized under SFAS No. 106. In accordance with the provisions of SFAS No. 71, the company defers for future recovery any difference between expenses recognized under SFAS No. 106 and the current rate allowance authorized by each regulatory jurisdiction in which it operates.

The components of Con Edison of New York and O&R's postretirement benefit (health and life insurance) costs for 2001, 2000 and 1999 were as follows:

	2001	2000	1999
	(Millions of Dollars)
Service cost	$12.2	$10.7	$15.4
Interest cost on accumulated postretirement benefit obligation	88.4	78.8	77.8
Expected return on plan assets	(73.8)	(62.3)	(43.7)
Amortization of net actuarial loss	10.2	1.2	27.2
Amortization of prior service cost	1.4	1.4	1.4
Amortization of transition obligation	17.4	17.4	18.6
Recognition of curtailment and termination benefits	-	-	(5.1)
Recognition of purchase accounting valuation	-	-	39.2

NET PERIODIC POSTRETIREMENT BENEFIT COST	$55.8	$47.2	$130.8

Cost capitalized/deferred	13.2	10.3	53.0
Cost charged to operating expenses	42.6	36.9	77.8

The funded status of the programs at December 31, 2001, 2000 and 1999 was as follows:

	2001	2000	1999

	(Millions of Dollars)
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year	$1,169.8	$1,012.5	$1,177.5
Service cost	12.2	10.7	15.4
Interest cost on accumulated postretirement benefit obligation	88.4	78.8	77.8
Plan amendments	-	(0.4)	-
Net actuarial (gain) loss	148.7	127.6	(205.5)
Benefits paid and administrative expenses	(82.0)	(71.4)	(63.5)
Participant contributions	14.0	12.0	10.8

BENEFIT OBLIGATION AT END OF YEAR	$1,351.1	$1,169.8	$1,012.5

CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year	$844.1	$872.3	$697.0
Actual return on plan assets	(29.3)	4.4	103.4
Employer contributions	55.9	23.5	121.0
Participant contributions	13.9	11.9	10.8
Benefits paid	(75.5)	(62.9)	(55.7)
Administrative expenses	(4.9)	(5.1)	(4.2)

FAIR VALUE OF PLAN ASSETS AT END OF YEAR	$804.2	$844.1	$872.3

Funded status	$(546.9)	$(325.7)	$(140.2)
Unrecognized net (gain) loss	210.9	(32.1)	(215.6)
Unrecognized prior service costs	8.0	9.4	11.2
Unrecognized transition obligation at January 1, 1993*	191.4	208.8	226.2

ACCRUED POSTRETIREMENT BENEFIT COST	$(136.6)	$(139.6)	$(118.4)

  *
  Being amortized over a period of 20 years.

The actuarial assumptions for Con Edison of New York and O&R at December 31, 2001, 2000 and 1999 were as follows:

	2001	2000	1999

DISCOUNT RATE	7.50%	7.75%	8.00%
EXPECTED RETURN ON PLAN ASSETS
Tax-exempt assets	9.20%	8.50%	8.50%
Taxable assets
Con Edison of New York	8.20%	7.50%	7.50%
O&R	8.70%	8.00%	7.50%

The health care cost trend rate assumed for 2002 is 8.0 percent. The rate is assumed to decrease gradually to 5.0 percent for 2006 and remain at that level thereafter.

A one-percentage point change in the assumed health care cost trend rate would have the following effects:

	1-Percentage-Point Increase	1-Percentage-Point Decrease

	(Millions of Dollars)
Effect on accumulated postretirement benefit obligation	$167.7	$(146.8)
Effect on service cost and interest cost components	$14.2	$(12.1)

Note F - Environmental Matters

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

At December 31, 2001, Con Edison had accrued $132.2 million as its best estimate of the utility subsidiaries' liability for sites as to which they have received process or notice alleging that hazardous substances generated by them (and, in most instances, other potentially responsible parties) were deposited. There will be additional liability relating to these sites and other sites, the amount of which is not presently determinable but may be material to Con Edison's financial position, results of operations or liquidity.

Con Edison's utility subsidiaries are permitted under current rate agreements to defer for subsequent recovery through rates certain site investigation and remediation costs with respect to hazardous waste. At December 31, 2001, $62.6 million of such costs had been deferred as regulatory assets.

Suits have been brought in New York State and federal courts against Con Edison's utility subsidiaries and many other defendants, wherein a large number of plaintiffs sought large amounts of compensatory and punitive damages for deaths and injuries allegedly caused by exposure to asbestos at various premises of the utility subsidiaries. Many of these suits have been disposed of without any payment by the utility subsidiaries, or for immaterial amounts. The amounts specified in all the remaining suits total billions of dollars but Con Edison believes that these amounts are greatly exaggerated, as were the claims already disposed of. Based on the information and relevant circumstances known to Con Edison at this time, these suits are not expected to have a material adverse effect on Con Edison's financial position, results of operations or liquidity.

Workers' compensation administrative proceedings have been commenced, wherein current and former employees claim benefits based upon alleged disability from exposure to asbestos. Based on the information and relevant circumstances known to Con Edison at this time, these claims are not expected to have a material adverse effect on Con Edison's financial position, results of operations or liquidity. At December 31, 2001, Con Edison had accrued a $136.7 million provision as its best estimate of the utility subsidiaries' liability for workers' compensation claims, including those related to asbestos exposure. Of this amount $62.1 million was deferred as a regulatory asset. Other legal proceedings have commenced, wherein non-employee contractors claim benefits based upon alleged disability from exposure to asbestos. At December 31, 2001, Con Edison of New York had accrued a $4.0 million provision as its best estimate of the utility subsidiaries' liability for these alleged claims and deferred a like amount as a regulatory asset.

Note G - Nuclear Generation

In September 2001 Con Edison of New York completed the sale of its nuclear generating unit and related assets and the transfer to the buyer of its nuclear decommissioning trust funds. See Note I.

The NYPSC is investigating a February 2000 to January 2001 outage of the nuclear generating unit, its causes and the prudence of Con Edison of New York's actions regarding the operation and maintenance of the generating unit. The proceeding covers, among other things, Con Edison of New York's inspection practices, the circumstances surrounding prior outages, the basis for postponement of the unit's steam generator replacement and whether, and to what extent, increased replacement power costs and repair and replacement costs should be borne by Con Edison's shareholders.

Con Edison of New York has billed to customers replacement power costs for the outage incurred prior to August 2000 and after October 2000, but not approximately $90 million of replacement power costs incurred in August through October 2000. Con Edison of New York has also accrued a $40 million liability for the possible disallowance of replacement power costs that it had previously recovered from customers.

An appeal is pending in the United States Court of Appeals for the Second Circuit of the October 2000 decision by the United States District Court for the Northern District of New York, in an action entitled Consolidated Edison Company of New York, Inc. v. Pataki, et al., in which the court determined that the law that directed the NYPSC to prohibit Con Edison of New York from recovering replacement power costs for the outage from customers was unconstitutional and granted Con Edison of New York's motion for a permanent injunction to prevent its implementation.

Con Edison of New York is unable to predict whether or not any proceedings, lawsuits, legislation or other actions relating to the nuclear generating unit will have a material adverse effect on its financial position, results of operations or liquidity.

Note H - Non-utility Generators (NUGs)

Con Edison's utility subsidiaries have contracts with NUGs for approximately 3,127 MW of electric generating capacity, including a contract with the buyer of the approximately 1,000 MW nuclear generating unit that Con Edison of New York sold in 2001. Assuming performance by the NUGs, the utility subsidiaries are obligated over the terms of the contracts (which extend for various periods, up to 2036) to make capacity and other fixed payments.

For the years 2002-2006, the capacity and other fixed payments under the contracts are estimated to be $541 million, $539 million, $543 million, $529 million and $525 million. Such payments gradually increase to approximately $600 million in 2013, and thereafter decline significantly. For energy delivered under most of these contracts, the utility subsidiaries are obligated to pay variable prices that are estimated to be lower overall than expected market levels. For energy from the nuclear generating unit sold by Con Edison of New York in 2001, Con Edison of New York is obligated to pay an average annual price of 3.9 cents per kilowatthour.

Under the terms of its electric rate agreements, Con Edison of New York is recovering in rates the charges it incurs under contracts with NUGs. The 2000 Electric Rate Agreement provides that, following March 31, 2005, Con Edison of New York will be given a reasonable opportunity to recover, through a non-bypassable charge to customers, the amount, if any, by which the actual costs of its purchases under the contracts exceed market value.

O&R is recovering its costs under the contracts pursuant to rate provisions approved by the state public utility regulatory authority having jurisdiction.

The Restructuring Agreement provided for a potential NUG contract disallowance of the lower of (i) 10 percent of the above-market costs or (ii) $300 million (in 2002 dollars). The Restructuring Agreement provided that Con Edison of New York could offset the potential disallowance by NUG contract mitigation and by 10 percent of the gross proceeds of any generating unit sales to third parties. Con Edison of New York has offset the entire $300 million maximum possible disallowance through NUG contract mitigation and generating plant divestiture proceeds.

Note I - Generation Divestiture

In 1999 Con Edison of New York completed the sale of almost 6,300 MW of its approximately 8,300 MW of electric generating assets for an aggregate price of $1.8 billion. The net book value of the assets sold was approximately $1 billion.

In 1999 pursuant to the Restructuring Agreement, as amended by a July 1998 PSC order, $50 million of the net after-tax gain was applied as an increase to the accumulated depreciation reserve for Con Edison of New York's nuclear generating unit and $29 million of accumulated deferred taxes and investment tax credits relating to the assets sold were recognized in income. Pursuant to the 2000 Electric Rate Agreement, the balance of the net after-tax gain (including interest accrued thereon) was applied in 2000 as follows: $188.2 million was credited against electric distribution plant balances, $107.3 million was used to offset a like amount of regulatory assets (including deferred power contract termination costs), $50 million was deferred for recognition in income during the 12 months ending March 31, 2002, and $12 million was deferred to be used for low-income customer programs. In addition $30 million of employee retirement incentive expenses related to the generation divestiture were deferred for amortization over 15 years and $15 million of such expenses were charged to income in 2000.

The 2000 Electric Rate Agreement provides for recovery of an approximately $74 million regulatory asset representing incremental electric capacity costs incurred prior to May 2000 to purchase capacity from the buyers of the generating assets Con Edison of New York sold in 1999, from the shareholders' portion of any earnings above the earnings sharing levels specified for each rate year. By March 2005 any remaining unrecovered balance will be charged to expense. Fifteen million dollars of this amount was charged to expense in December 2001. See "Rate and Restructuring Agreements" in Note A.

In January 2001 Con Edison of New York completed the sale of its 480 MW interest in the jointly owned Roseton generating station for approximately $138 million. The net after-tax gain from the sale, which has been deferred as a regulatory liability, was $37.1 million. In September 2001 Con Edison of New York completed the sale of its approximately 1000 MW nuclear generating facilities and related assets for $504.5 million. The proceeds were net of a $73.8 million payment to increase the value of the nuclear decommissioning trust funds being transferred to $430 million (the amount provided for in the sales agreement). The net after-tax loss from the sale, which has been deferred as a regulatory asset, was $175.4 million. In addition Con Edison of New York was authorized effective September 2001 to continue to recover the cost of nuclear assets, which are included in rates, until the loss on divestiture has been recovered. The 2000 Electric Agreement provides that Con Edison of New York "will be given a reasonable opportunity to recover stranded and strandable costs remaining at March 31, 2005, including a reasonable return on investments." See "Rate and Restructuring Agreements" in Note A.

O&R completed the sale of all of its generating assets prior to the completion of Con Edison's purchase of O&R in July 1999.

Note J - Leases

In November 2000 a Con Edison Development subsidiary entered into an operating lease arrangement with a limited partnership (Lessor) to finance the purchase, installation, assembly and construction of a 525 MW gas-fired electric generating facility under construction in Newington, New Hampshire (Newington Project). The limited partnership is a special-purpose entity and has an aggregate financing commitment from third-party equity and debt participants of approximately $353 million. In accordance with SFAS No. 13 "Accounting for Leases" and related EITF issues (including EITF Issue No. 90-15, "Impact of Non-substantive Lessors, Residual Value Guarantees, and Other Provisions in Leasing Transactions" and EITF Issue No. 97-10, "The Effect of Lessee Involvement in Asset Construction"), the Newington Project and the related lease obligations are not included on Con Edison's consolidated balance sheet. The Lessor has appointed the Con Edison Development subsidiary as construction agent responsible for completing construction of the project by no later than June 2003. The initial lease term is approximately eight years, beginning at the date of construction completion, which is expected to be

July 2002. At the end of the lease term (June 2010), the subsidiary has the option to extend the lease or purchase the project for the then outstanding amounts expended by the Lessor for the project. If the subsidiary chooses not to extend the lease or acquire the project, then Con Edison will guarantee a residual value of the Newington Project for an amount not to exceed $239.7 million. The subsidiary would also have contingent payment obligations to the Lessor if an event of default should occur during either the construction period or the lease period. If the subsidiary defaults, then its obligation would equal up to 100% of the Lessor's investment in the Newington Project, which could exceed the aforementioned residual value guarantee. At December 31, 2001, project costs were approximately $305 million. The subsidiary's payment and performance obligations relating to the Newington Project are fully and unconditionally guaranteed by Con Edison.

Future minimum rental payments as of December 31, 2001 are approximately as follows:

(Millions of Dollars)

2002	$16.6
2003	33.2
2004	33.2
2005	33.2
2006	33.2
Thereafter	116.1

Total	$265.5

Con Edison Development subsidiaries have invested in two leveraged lease transactions involving the leasing of gas distribution assets and an electric generating facility in the Netherlands. The subsidiaries' equity investment of $93 million represented approximately 36% of the purchase price; the remaining 64% or $166 million was furnished by third-party financing in the form of long-term debt that provides for no recourse against the subsidiaries and is primarily secured by the assets. At December 31, 2001, the company's net investment in these leveraged leases amounted to approximately $71 million, which was included at cost on Con Edison's consolidated balance sheet. See "Investments" in Note A.

Con Edison Development has guaranteed the repurchase and remarketing obligations of one of its subsidiaries with respect to $40.7 million of debt relating to moderate income rental apartment properties eligible for tax credits under Section 42 of the Internal Revenue Code. In accordance with FASB EITF Issue No. 94-1, neither the rental apartments properties nor the related indebtedness is included on Con Edison's consolidated balance sheet.

Con Edison's subsidiaries lease electric generating and gas distribution facilities, other electric transmission and distribution facilities, office buildings and equipment. In accordance with SFAS No. 13, these leases are classified as either capital leases or operating leases. Most of the operating leases provide the option to renew at the fair rental value for future periods. Generally, it is expected that leases will be renewed or replaced in the normal course of business.

Capital leases: For ratemaking purposes capital leases are treated as operating leases, therefore, in accordance with SFAS No. 71 the amortization of the leased asset is based on the rental payments recovered through rates. The following assets and obligations under capital leases are included in the accompanying consolidated balance sheet at December 31, 2001 and 2000:

	2001	2000

	(Millions of Dollars)
UTILITY PLANT
Production	$-	$0.7
Transmission	13.5	14.9
Common	29.7	18.6

Total	$43.2	$34.2

CURRENT LIABILITIES	$2.1	$2.8
NON-CURRENT LIABILITIES	41.1	31.4

TOTAL LIABILITIES	$43.2	$34.2

The future minimum lease commitments for the above assets are as follows:

(Millions of Dollars)

2002	$7.5
2003	7.8
2004	7.5
2005	7.3
2006	7.2
All years thereafter	42.2

Total	$79.5
Less: amount representing interest	36.3

Present value of net minimum lease payments	$43.2

Operating leases: The future minimum lease commitments under Con Edison's non-cancelable operating lease agreements excluding the Newington Project are as follows:

(Millions of Dollars)

2002	$33.9
2003	34.2
2004	34.7
2005	5.3
2006	5.0
All years thereafter	33.5

Total	$146.6

Note K - Acquisition of Orange and Rockland Utilities (O&R)

In July 1999 Con Edison completed its acquisition of O&R for $791.5 million in cash. Con Edison has accounted for the acquisition under the purchase method of accounting in accordance with generally accepted accounting principles. The results of operations of O&R for the years 2001 and 2000 and the six months ended December 31, 1999 have been included in the consolidated income statement of Con Edison. Con Edison has recorded in its consolidated financial statements all of the assets and liabilities of O&R. The fair value of O&R's regulatory assets approximates book value. All other assets and liabilities of O&R were adjusted to their estimated fair values. The $437 million excess of the purchase price paid by Con Edison over the estimated fair value of net assets acquired and liabilities assumed was recorded as goodwill. Con Edison adopted SFAS No. 142, "Accounting for Goodwill and Other Intangible Assets," on January 1, 2002. See Note A. In accordance with regulatory agreements, costs to achieve the merger have been deferred as regulatory assets and are being amortized over a five-year period ending May 2004.

The unaudited pro forma consolidated Con Edison financial information shown below has been prepared based upon the historical consolidated income statements of Con Edison and O&R, giving effect to Con Edison's acquisition of O&R as if it had occurred at the beginning of 1999. See "New Financial Accounting Standards" in Note A for information about Con Edison's accounting for goodwill. The pro forma information is not necessarily indicative of the results that Con Edison would have had if its acquisition of O&R had been completed prior to July 1999, or the results that Con Edison will have in the future.

1999

(Millions of Dollars)
Revenues	$7,817
Operating income	985
Net income	646
Average shares outstanding (000)	223,442
Earnings per share	$2.89

Note L - Income Tax

The components of income taxes are as follows:

Year ended December 31	2001	2000	1999

	(Thousands of dollars)
Charged to Operations:
State
Current	$69,279	$28,941	$-
Deferred - net	78,989	-	-
Federal
Current	380,509	103,670	836,783
Deferred - net	(57,089)	193,257	(428,859)
Amortization of investment tax credit	(7,135)	(8,078)	(8,208)

TOTAL CHARGED TO OPERATIONS	464,553	317,790	399,716

Charged to Other Income:
State
Current	(4,102)	(5,304)	-
Deferred - net	72	-	-
Federal
Current	(8,684)	(1,095)	1,430
Deferred - net	(7,045)	(3,892)	(13,825)
Amortization of investment tax credit	(2,163)	(331)	(14,496)

TOTAL CHARGED TO OTHER INCOME	(21,922)	(10,622)	(26,891)

TOTAL	$442,631	$307,168	$372,825

The tax effect of temporary differences which gave rise to deferred tax assets and liabilities is as follows:

As of December 31	2001	2000	1999

	(Millions of dollars)
Liabilities:
Depreciation	$1,348.5	$1,441.1	$1,367.1
SFAS 109	659.8	676.5	785.0
Other	413.4	397.9	337.9

TOTAL LIABILITIES	2,421.7	2,515.5	2,490.0

Assets:
Other	(186.4)	(212.7)	(222.5)

TOTAL ASSETS	(186.4)	(212.7)	(222.5)

NET LIABILITY	$2,235.3	$2,302.8	$2,267.5

Reconciliation of the difference between income tax expenses and the amount computed by applying the prevailing statutory income tax rate to income before income taxes is as follows:

Year ended December 31	2001	2000	1999

	(% of Pre-tax income)
STATUTORY TAX RATE
Federal	35%	35%	35%
Changes in computed taxes resulting from:
State Income Tax	9%	2%	-
Depreciation Related Differences	3%	4%	5%
Cost of Removal	(4)%	(6)%	(3)%
Amortization of Taxes Associated With Divestiture Assets	-	-	(3)%
Other	(4)%	(1)%	-

Effective Tax Rate	39%	34%	34%

Note M - Stock-based Compensation

Under Con Edison's Stock Option Plan (the Plan), options may be granted to officers and key employees of Con Edison and its subsidiaries for up to a total of 10 million shares of Con Edison's common stock. Generally options become exercisable three years after the grant date and remain exercisable until 10 years from the grant date.

As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation," Con Edison has elected to follow Accounting Principles Board Opinion No. 25 (APB No. 25), "Accounting for Stock Issued to Employees," and related interpretations in accounting for its employee stock options. Under APB No. 25, because the exercise price of Con Edison's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Disclosure of pro forma information regarding net income and earnings per share is required by SFAS No. 123. The information presented below relates to the income and earnings per share of Con Edison. This information has been determined as if Con Edison had accounted for its employee stock options under the fair value method of that statement. The fair values of 2001, 2000 and 1999 options are $5.23,

$4.42 and $7.90 per share, respectively. These values were estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2001	2000	1999

Risk-free interest rate	5.22%	6.25%	5.24%
Expected lives - in years	8	8	8
Expected stock volatility	21.32%	20.51%	18.76%
Dividend yield	5.83%	6.60%	4.46%

The following table reflects pro forma net income and earnings per share had Con Edison elected to adopt the fair value approach of SFAS No. 123 (income in millions):

	2001	2000	1999

Net income
As reported	$682	$583	$701
Pro forma	678	578	697
Diluted earnings per share
As reported	$3.21	$2.74	$3.13
Pro forma	3.19	2.72	3.11

These pro forma amounts may not be representative of future disclosures due to changes in future market conditions and additional option grants in future years. For 2001, 2000 and 1999, the number of total shares of common stock after giving effect to potentially dilutive securities as used in the reported diluted earnings per share calculation is 212.9 million, 212.4 million and 223.9 million, respectively.

A summary of the status of Con Edison's Stock Option Plan as of December 31, 2001, 2000 and 1999 and changes during those years is as follows:

	Shares	Weighted Average Price

Outstanding at 12/31/98	2,395,950	$34.589
Granted	1,293,950	47.880
Exercised	(113,440)	27.875
Forfeited	(20,250)	40.246

Outstanding at 12/31/99	3,556,210	39.607
Granted	1,349,500	32.499
Exercised	(68,697)	29.732
Forfeited	(48,100)	39.231

Outstanding at 12/31/00	4,788,913	37.749
Granted	1,487,050	37.758
Exercised	(363,013)	29.740
Forfeited	(160,300)	41.333

Outstanding at 12/31/01	5,752,650	$38.157

The following summarizes the Plan's stock options outstanding at December 31, 2001:

Plan Year	Weighted Average Exercise Price	Shares Outstanding At 12/31/01	Remaining Contractual Life

2001	$37.758	1,481,050	9 years
2000	32.499	1,292,500	8 years
1999	47.876	1,213,900	7 years
1998	42.609	825,350	6 years
1997	31.500	578,150	5 years
1996	27.875	361,700	4 years

As of December 31, 2001, 2000 and 1999 there were outstanding vested options to purchase 939,850, 1,304,863 and 572,460 shares of common stock, respectively, at an exercise price below the closing market price on that day.

Pursuant to employment agreements, effective September 2000, certain senior officers of Con Edison and Con Edison of New York were granted an aggregate of 350,000 restricted stock units. The units, each of which represents the right to receive one share of Con Edison common stock and related dividends, vest over a five-year period or immediately upon the occurrence of certain events. Pursuant to APB No. 25, Con Edison is recognizing compensation expense and accruing a liability for the units over the vesting period. The expense recognized for restricted stock during 2001 and 2000 was $3.1 million and $0.9 million, respectively.

Note N - Financial Information By Business Segment

Con Edison's business segments were determined based on similarities in economic characteristics, the regulatory environment, and management's reporting requirements. Con Edison's principal business segments are:

  •
  Regulated Electric - consists of regulated activities of Con Edison of New York and O&R relating to the generation, transmission and distribution of electricity in New York, New Jersey and Pennsylvania.

  •
  Regulated Gas - consists of regulated activities of Con Edison of New York and O&R relating to the transportation, storage and distribution of natural gas in New York and Pennsylvania.

  •
  Regulated Steam - consists of regulated activities of Con Edison of New York relating to the generation and distribution of steam in New York.

  •
  Unregulated Subsidiaries - represents the operations of the competitive electric and gas supply, energy-related products and services and the operations of the affiliate that invests in energy infrastructure and wholesale telecommunications businesses.

  •
  Other - includes the operations of the parent company, Con Edison, and consolidation adjustments.

All revenues of Con Edison's business segments, excluding revenues earned by an affiliate of Con Edison on certain energy infrastructure projects, which are deemed to be immaterial, are from customers located in the United States of America. Also, all assets, excluding certain investments in energy infrastructure projects by an affiliate of Con Edison, which are deemed to be immaterial, are located in the United States of America. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. See Note A.

Common services shared by the business segments are assigned directly or allocated based on various cost factors, depending on the nature of the service provided.

The financial data for business segments are as follows:

	Regulated Electric
	2001	2000	1999

	(Thousands of Dollars)
Operating revenues	$6,887,863	$6,938,128	$5,792,673
Intersegment revenues	12,589	53,514	150,488
Depreciation and amortization	407,992	477,352	433,203
Income tax expense	382,153	239,772	339,630
Operating income	902,176	808,960	858,681
Interest charge	316,449	309,753	268,392
Total assets	12,193,525	12,386,304	11,831,548
Construction expenditures	810,821	786,211	530,068
	Regulated Gas
	2001	2000	1999

	(Thousands of Dollars)
Operating revenues	$1,465,957	$1,261,970	$1,000,083
Intersegment revenues	3,181	6,113	2,812
Depreciation and amortization	72,050	66,780	66,262
Income tax expense	73,768	64,942	60,598
Operating income	179,823	176,171	152,212
Interest charge	72,068	66,498	52,498
Total assets	2,711,008	2,607,624	2,295,191
Construction expenditures	169,739	140,702	119,602
	Regulated Steam
	2001	2000	1999

	(Thousands of Dollars)
Operating revenues	$503,736	$452,135	$340,026
Intersegment revenues	1,903	2,023	1,667
Depreciation and amortization	17,902	18,173	17,996
Income tax expense	5,695	2,407	2,910
Operating income	27,893	25,557	19,450
Interest charge	20,768	18,191	15,363
Total assets	746,587	686,807	631,353
Construction expenditures	64,308	32,014	28,488

	Unregulated Subsidiaries
	2001	2000	1999

	(Thousands of Dollars)
Operating revenues	$785,739	$793,740	$358,541
Intersegment revenues	-	-	-
Depreciation and amortization	17,470	13,547	3,303
Income tax expense	2,937	10,669	(5,122)
Operating income	29,590	18,024	(9,313)
Interest charge	16,863	9,652	-
Total assets	995,476	820,942	387,692
Construction expenditures	163,921	121,214	165,000
	Other
	2001	2000	1999

	(Thousands of Dollars)
Operating revenues	$(9,333)	$(14,582)	$-
Intersegment revenues	9,333	14,582	-
Depreciation and amortization	10,821	10,555	5,418
Income tax expense	-	-	1,700
Operating income	(12,009)	(12,576)	(1,231)
Interest charge	4,732	3,351	1,310
Total assets	349,515	265,568	385,692
Construction expenditures	-	-	-
	Total
	2001	2000	1999

	(Thousands of Dollars)
Operating revenues	$9,633,962	$9,431,391	$7,491,323
Intersegment revenues	27,006	76,232	154,967
Depreciation and amortization	526,235	586,407	526,182
Income tax expense	464,553	317,790	399,716
Operating income	1,127,473	1,016,136	1,019,799
Interest charge	430,880	407,445	337,563
Total assets	16,996,111	16,767,245	15,531,476
Construction expenditures	1,208,789	1,080,141	843,158

Note O - Derivative Instruments and Hedging Activities

As of January 2001 Con Edison adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Deferral of the Effective Date of FASB Statement No. 133," and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133" (collectively, SFAS No. 133).

Energy Price Hedging

Con Edison's subsidiaries use derivative financial instruments to hedge market price fluctuations in related underlying transactions for the physical purchase or sale of electricity and gas (Hedges).

Con Edison's utility subsidiaries, pursuant to SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation," defer recognition in income of gains and losses on a Hedge until the underlying transaction is completed. Pursuant to rate provisions that permit the recovery of the cost of purchased power and gas, Con Edison's utility subsidiaries credit or charge to their customers gains or losses on Hedges and related transaction costs. See "Recoverable Energy Costs" in Note A. To the extent SFAS

No. 71 does not allow deferred recognition in income, Con Edison's utility subsidiaries have elected special hedge accounting pursuant to SFAS No. 133 (Cash Flow Hedge Accounting). Con Edison Solutions (which provides competitive gas and electric supply and energy-related products and services) has also elected Cash Flow Hedge Accounting.

Pursuant to Cash Flow Hedge Accounting, except as described in the following paragraph, the mark-to-market unrealized gain or loss on each Hedge is recorded in other comprehensive income and reclassified to income at the time the underlying transaction is completed. Upon adoption of SFAS No. 133, Con Edison's subsidiaries recognized after-tax transition gains of $1.7 million in other comprehensive income and $0.4 million in income. In 2001 the company reclassified to income from accumulated other comprehensive income after-tax net losses relating to Hedges of $12.4 million. These losses, which were recognized in net income as fuel or purchased power costs, were largely offset by directionally opposite changes in the market value of the underlying commodities.

Under Cash Flow Hedge Accounting, any gain or loss relating to any portion of the Hedge determined to be "ineffective" is recognized in income in the period in which such determination is made. As a result changes in value of a Hedge may be recognized in income in an earlier period than the period in which the underlying transaction is recognized in income. The company expects, however, that these changes in values will be offset, at least in part, when the underlying transactions are recognized in income. In 2001 Con Edison Solutions recognized in income mark-to-market unrealized pre-tax net losses of $6.2 million relating primarily to derivative transactions that were determined to be "ineffective." As of December 31, 2001, unrealized after-tax losses amounting to $12.7 million relating to the subsidiaries' Hedges for which Cash Flow Hedge Accounting was used were for a term of less than two years and $11.6 million of after-tax losses relating to such Hedges were expected to be reclassified from accumulated other comprehensive income to income within the next 12 months.

Con Edison Energy (which markets specialized energy supply services to wholesale customers) enters into over-the-counter and exchange traded contracts for the purchase and sale of electricity and installed capacity, gas or oil (which may provide for either physical or financial settlement) and is considered an "energy trading organization" required to account for such trading activities in accordance with FASB EITF Issue No. 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities." With respect to such contracts entered into by Con Edison Energy, Con Edison recognized in income unrealized mark-to-market pre-tax net gains of $9.6 million in 2001.

Interest Rate Hedging

O&R and Con Edison Development (which invests in and manages energy infrastructure projects) use Cash Flow Hedge Accounting for their interest rate swap agreements. In connection with its $55 million promissory note issued to the New York State Energy Research and Development Authority for the net proceeds of the Authority's variable rate Pollution Control Refunding Revenue Bonds, 1994 Series A (the 1994 Bonds), O&R has a swap agreement pursuant to which it pays interest at a fixed rate of 6.09 percent and is paid interest at the same variable rate as is paid on the 1994 Bonds. Upon adoption of SFAS No. 133, the company recognized after-tax transition adjustment losses relating to the swap agreement of $8.1 million in other comprehensive income. In 2001 the company reclassified $1.2 million of such losses from accumulated other comprehensive income to income. As of December 31, 2001, unrealized after-tax losses relating to the swap agreement amounted to $8.3 million of which $1.1 million were expected to be reclassified from accumulated other comprehensive income to income within the next 12 months.

In connection with $95 million of variable rate loans undertaken relating to the Lakewood electric generating plant, Con Edison Development has swap agreements pursuant to which it pays interest at a fixed rate of 6.68 percent and is paid interest at a variable rate equal to the three-month London Interbank Offered Rate. Upon adoption of SFAS No. 133, the company recognized after- tax transition adjustment losses relating to the swap agreements of $1.6 million in other comprehensive income. In 2001 the company reclassified $1.2 million of such losses from accumulated other comprehensive income to income. As of December 31, 2001, unrealized after-tax losses relating to the swap agreements amounted to $3.4 million of which $1.9 million were expected to be reclassified from accumulated other comprehensive income to income within the next 12 months.

Comprehensive Income

Unrealized (losses)/gains on derivatives, net of tax included in Accumulated other comprehensive income was as follows:

Twelve Months Ended December 31, 2001
(Millions of Dollars)
Unrealized (losses)/gains on derivatives qualified as Hedges due to cumulative effect of a change in accounting Principles, net of $5.6 taxes	$(8.0)
Unrealized (losses)/gains on derivatives qualified as Hedges, net of $21.9 taxes	(31.2)
Reclassification adjustment for gains/(losses) included in net income, net of $10.3 taxes	14.8

Unrealized (losses)/gains on derivatives qualified as hedges, at December 31, 2001	$(24.4)

Note P - Northeast Utilities

In March 2001 Con Edison commenced an action in the United States District Court for the Southern District of New York, entitled Consolidated Edison, Inc. v. Northeast Utilities, seeking a declaratory judgment that Northeast Utilities has failed to meet certain conditions precedent to Con Edison's obligation to complete its acquisition of Northeast Utilities pursuant to their agreement and plan of merger, dated as of October 13, 1999, as amended and restated as of January 11, 2000 (the merger agreement). In May 2001 Con Edison amended its complaint. As amended Con Edison's complaint seeks, among other things, recovery of damages sustained by it as a result of the material breach of the merger agreement by Northeast Utilities and the court's declaration that under the merger agreement Con Edison has no further or continuing obligations to Northeast Utilities, and that Northeast Utilities has no further or continuing rights as against Con Edison.

In June 2001 Northeast Utilities withdrew the separate action it commenced in March 2001 in the same court and filed as a counter-claim to Con Edison's amended complaint its claim that Con Edison materially breached the merger agreement and that as a result Northeast Utilities and its shareholders have suffered substantial damages, including the difference between the consideration to be paid to Northeast Utilities shareholders pursuant to the merger agreement and the current market value of

Northeast Utilities common stock, expenditures in connection with regulatory approvals and lost business opportunities. Pursuant to the merger agreement, Con Edison agreed to acquire Northeast Utilities for $26.00 per share (an estimated aggregate of not more than $3.9 billion) plus $0.0034 per share for each day after August 5, 2000 through the day prior to the completion of the transaction, payable 50 percent in cash and 50 percent in stock.

Con Edison believes that Northeast Utilities has materially breached the merger agreement, and that Con Edison has not materially breached the merger agreement. Con Edison believes it is not obligated to acquire Northeast Utilities because Northeast Utilities does not meet the merger agreement's conditions that Northeast Utilities perform all of its obligations under the merger agreement. Those obligations include the obligation that it carry on its businesses in the ordinary course consistent with past practice; that the representations and warranties made by it in the merger agreement were true and correct when made and remain true and correct; and that there be no material adverse change with respect to Northeast Utilities. Con Edison is unable to predict whether or not any Northeast Utilities-related lawsuits or other actions will have a material adverse effect on Con Edison's financial position, results of operations or liquidity.

Note Q - World Trade Center Attack

Con Edison of New York estimates that it will incur approximately $400 million of costs for emergency response, temporary restoration and permanent replacement of electric, gas and steam transmission and distribution facilities damaged as a result of the September 11, 2001 attack on the World Trade Center. Most of the costs are expected to be capital in nature. In December 2001 Con Edison of New York filed a petition with the NYPSC for authorization to defer the costs. The company estimates that its insurers will cover approximately $65 million of the costs. The company expects the NYPSC to permit recovery from customers of the costs, net of any Federal reimbursement, insurance payment and tax savings. At December 31, 2001, the company had capitalized $54.9 million of such costs as utility plant and deferred $32.9 million of such costs as a regulatory asset. In addition at December 31, 2001, the company accrued a regulatory liability to defer recognition in income of an $81.5 million tax refund claim resulting from a casualty loss deduction taken by the company relating to the attack.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Trustees of Consolidated Edison Company of New York, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Consolidated Edison Company of New York, Inc. and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
New York, NY
February 21, 2002

Consolidated Edison Company of New York, Inc.

CONSOLIDATED BALANCE SHEET

	As at
	December 31, 2001	December 31, 2000

	(Thousands of Dollars)
ASSETS
UTILITY PLANT, AT ORIGINAL COST (NOTE A)
Electric	$10,441,779	$11,135,764
Gas	2,113,664	2,020,395
Steam	758,600	740,189
General	1,241,746	1,282,254

TOTAL	14,555,789	15,178,602
Less: Accumulated depreciation	4,083,760	4,819,626

NET	10,472,029	10,358,976
Construction work in progress	626,835	476,379
Nuclear fuel assemblies and components, less accumulated amortization	-	107,641

NET UTILITY PLANT	11,098,864	10,942,996

NON-UTILITY PLANT
Non-utility property	29,408	4,087

NET PLANT	11,128,272	10,947,083

CURRENT ASSETS
Cash and temporary cash investments (Note A)	264,776	70,273
Accounts receivable - customer, less allowance for uncollectible accounts of $29,400 and $25,800 in 2001 and 2000, respectively	527,635	743,883
Other receivables	91,814	155,656
Fuel, at average cost	16,719	28,455
Gas in storage, at average cost	85,534	64,144
Materials and supplies, at average cost	82,301	118,344
Prepayments	58,628	131,141
Other current assets	33,247	50,977

TOTAL CURRENT ASSETS	1,160,654	1,362,873

INVESTMENTS
Nuclear decommissioning trust funds	-	328,969
Other	4,950	15,068

TOTAL INVESTMENTS (NOTE A)	4,950	344,037

DEFERRED CHARGES, REGULATORY ASSETS AND NONCURRENT ASSETS
Accrued pension credits	697,807	366,743
Regulatory assets
Future federal income tax (Note A)	624,625	642,868
Sale of nuclear generating unit (Note I)	170,241	-
Recoverable energy costs (Note A)	121,748	274,288
Real estate sale costs - First Avenue properties	105,407	103,009
Workers' compensation (Note F)	60,466	32,000
Divestiture - capacity replacement reconciliation (Note I)	58,850	73,850
Accrued unbilled gas revenue (Note A)	43,594	43,594
Deferred special retirement program costs (Note D)	42,197	46,743
World Trade Center restoration costs (Note P)	32,933	-
Other	117,584	152,482

TOTAL REGULATORY ASSETS	1,377,645	1,368,834
Other deferred charges and noncurrent assets	149,490	158,371

TOTAL DEFERRED CHARGES, REGULATORY ASSETS AND NONCURRENT ASSETS	2,224,942	1,893,948

TOTAL	$14,518,818	$14,547,941

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

CONSOLIDATED BALANCE SHEET

	As at
	December 31, 2001	December 31, 2000

	(Thousands of Dollars)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION (SEE STATEMENT OF CAPITALIZATION)
Common shareholder's equity	$4,665,805	$4,479,584
Preferred stock subject to mandatory redemption (Note B)	37,050	37,050
Other preferred stock (Note B)	212,563	212,563
Long-term debt	5,011,752	4,915,108

TOTAL CAPITALIZATION	9,927,170	9,644,305

NONCURRENT LIABILITIES
Obligations under capital leases	41,088	31,432
Accumulated provision for injuries and damages	163,632	148,047
Pension and benefits reserve	101,759	105,124
Other noncurrent liabilities	12,187	14,822

TOTAL NONCURRENT LIABILITIES	318,666	299,425

CURRENT LIABILITIES
Long-term debt due within one year (Note B)	300,000	300,000
Notes payable	-	139,969
Accounts payable	598,137	879,602
Customer deposits	204,873	195,762
Accrued taxes	141,259	49,509
Accrued interest	73,311	78,230
Accrued wages	71,177	70,951
Other current liabilities	270,109	237,634

TOTAL CURRENT LIABILITIES	1,658,866	1,951,657

DEFERRED CREDITS AND REGULATORY LIABILITIES
Accumulated deferred federal income tax (Note J)	2,022,638	2,134,973
Accumulated deferred investment tax credits (Note A)	111,925	124,532
Regulatory liabilities
NYISO reconciliation (Note A)	92,504	-
World Trade Center casualty loss (Note P)	81,483	-
Gain on divestiture (Note I)	52,784	50,000
Deposit from sale of First Avenue properties	50,000	50,000
Accrued electric rate reduction (Note A)	38,018	38,018
DC service incentive	28,455	18,169
NYPA revenue increase	9,169	35,021
Other	127,140	201,841

TOTAL REGULATORY LIABILITIES	479,553	393,049

TOTAL DEFERRED CREDITS AND REGULATORY LIABILITIES	2,614,116	2,652,554

TOTAL	$14,518,818	$14,547,941

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

CONSOLIDATED INCOME STATEMENT

For the Year Ended December 31	2001	2000	1999

	(Thousands of Dollars)
OPERATING REVENUES (NOTE A)
Electric	$6,350,360	$6,467,074	$5,672,348
Gas	1,268,095	1,081,534	943,641
Steam	503,736	452,135	340,026

TOTAL OPERATING REVENUES	8,122,191	8,000,743	6,956,015

OPERATING EXPENSES
Purchased power	2,818,936	2,988,096	1,669,227
Fuel	350,619	322,064	430,174
Gas purchased for resale	665,964	490,565	351,785
Other operations	868,092	947,545	1,047,748
Maintenance	404,158	430,870	423,322
Depreciation and amortization (Note A)	465,164	535,179	504,018
Taxes, other than income taxes	1,067,370	1,048,509	1,134,079
Income taxes (Notes A and J)	435,364	285,847	394,147

TOTAL OPERATING EXPENSES	7,075,667	7,048,675	5,954,500

OPERATING INCOME	1,046,524	952,068	1,001,515

OTHER INCOME (DEDUCTIONS)
Investment income (Note A)	4,230	2,294	8,647
Allowance for equity funds used during construction (Note A)	1,294	1,086	3,805
Other income less miscellaneous deductions	(12,036)	1,446	(9,344)
Income taxes (Notes A and J)	8,196	(4,079)	28,066

TOTAL OTHER INCOME (DEDUCTIONS)	1,684	747	31,174

INCOME BEFORE INTEREST CHARGES	1,048,208	952,815	1,032,689
Interest on long-term debt	359,787	331,426	305,261
Other interest	32,323	43,224	17,363
Allowance for borrowed funds used during construction (Note A)	(6,963)	(5,550)	(1,778)

NET INTEREST CHARGES	385,147	369,100	320,846

NET INCOME	663,061	583,715	711,843

PREFERRED STOCK DIVIDEND REQUIREMENTS	13,593	13,593	13,593

NET INCOME FOR COMMON STOCK	$ 649,468	$ 570,122	$ 698,250

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

CONSOLIDATED STATEMENT OF RETAINED EARNINGS

	As at
	December 31, 2001	December 31, 2000	December 31, 1999

	(Thousands of Dollars)
BALANCE, JANUARY 1	$3,995,825	$3,887,993	$4,517,529
Net income for the year	663,061	583,715	711,843

TOTAL	4,658,886	4,471,708	5,229,372

DIVIDENDS DECLARED ON CAPITAL STOCK
Cumulative Preferred, at required annual rates	13,593	13,593	13,593
Common	459,718	462,290	1,327,786

TOTAL DIVIDENDS DECLARED	473,311	475,883	1,341,379

BALANCE, DECEMBER 31	$4,185,575	$3,995,825	$3,887,993

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

For the Year Ended December 31	2001	2000	1999

	(Thousands of Dollars)
NET INCOME FOR COMMON STOCK	$649,468	$570,122	$698,250
OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAXES
Minimum pension liability adjustments, net of $1,402 and $363 taxes in 2001 and 2000, respectively	(1,844)	(673)	-
Unrealized (losses)/gains on derivatives qualified as hedges, net of $3,559 taxes	(4,938)	-	-
Reclassification adjustment for gains/(losses) included in net income, net of $2,087 taxes	2,983	-	-

TOTAL OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAXES	(3,799)	(673)	-

COMPREHENSIVE INCOME	$645,669	$569,449	$698,250

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Year Ended December 31	2001	2000	1999

	(Thousands of Dollars)
OPERATING ACTIVITIES
Net income	$663,061	$583,715	$711,843
PRINCIPAL NON-CASH CHARGES (CREDITS) TO INCOME
Depreciation and amortization	465,164	535,179	504,018
Deferred income tax (excluding taxes resulting from divestiture of plant)	(50,078)	158,743	15,434
Common equity component of allowance for funds used during construction	(1,294)	(1,086)	(3,805)
Accrued pension credits	(259,107)	(201,666)	(34,803)
Other non-cash charges	61,832	13,603	38,464
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable - customer, less allowance for uncollectibles	216,248	(201,905)	(50,485)
Materials and supplies, including fuel and gas in storage	(15,929)	(8,722)	62,785
Prepayments other receivables and other current assets	132,651	(170,822)	(33,795)
Deferred recoverable energy costs	152,540	(195,638)	(56,637)
Cost of removal less salvage	(99,106)	(130,590)	(71,451)
Accounts payable	(280,007)	374,245	148,042
Other - net	220,399	183,439	78,558

NET CASH FLOWS FROM OPERATING ACTIVITIES	1,206,374	938,495	1,308,168

INVESTING ACTIVITIES INCLUDING CONSTRUCTION
Construction expenditures	(1,044,660)	(951,328)	(656,731)
Common equity component of allowance for funds used during construction	1,294	1,086	3,805
Nuclear fuel expenditures	(6,111)	(27,357)	(16,537)
Contributions to nuclear decommissioning trust	(89,185)	(21,301)	(21,301)
Divestiture of utility plants (net of federal income tax)	671,473	-	1,138,750
Demolition and remediation costs for First Avenue properties	(2,398)	(101,935)	-
Deposit received from sale of First Avenue properties	-	50,000	-

NET CASH FLOWS USED IN INVESTING ACTIVITIES INCLUDING CONSTRUCTION	(469,587)	(1,050,835)	447,986

FINANCING ACTIVITIES INCLUDING DIVIDENDS
Repurchase of common stock	-	(29,454)	(817,399)
Net proceeds from short-term debt	(139,969)	(355,402)	495,371
Issuance of long-term debt	722,600	975,000	767,700
Retirement of long-term debt	(300,000)	(275,000)	(225,000)
Advance refunding of preferred stock and long-term debt	(328,150)	-	(300,000)
Issuance and refunding costs	(23,218)	(5,468)	(16,440)
Common stock dividends	(459,954)	(462,503)	(1,327,786)
Preferred stock dividends	(13,593)	(13,593)	(13,593)

NET CASH FLOWS USED IN FINANCING ACTIVITIES INCLUDING DIVIDENDS	(542,284)	(166,420)	(1,437,147)

NET INCREASE (DECREASE) IN CASH AND TEMPORARY CASH INVESTMENTS	194,503	(278,760)	319,007
CASH AND TEMPORARY CASH INVESTMENTS AT BEGINNING OF PERIOD	70,273	349,033	30,026

CASH AND TEMPORARY CASH INVESTMENTS AT END OF PERIOD	$264,776	$70,273	$349,033

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$352,035	$313,056	$307,155
Income taxes	220,752	141,823	863,204

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

CONSOLIDATED STATEMENT OF CAPITALIZATION

	Shares outstanding
	December 31, 2001	December 31, 2000	Year Ended December 31
			2001	2000

			(Thousands of Dollars)
COMMON SHAREHOLDER'S EQUITY (NOTE B)
Common stock, $2.50 par value, authorized 340,000,000 shares	235,488,094	235,488,094	$1,482,341	$1,482,341
Retained earnings			4,185,575	3,995,825
Accumulated other comprehensive income
Minimum pension liability adjustments, net of $1,402 and $363 taxes in 2001 and 2000, respectively			(2,517)	(673)
Unrealized (losses)/gains on derivatives qualified as hedges, net of $3,559 taxes			(4,938)	-
Reclassification adjustments for gains/(losses) included in net income, net of $2,087 taxes			2,983	-

Total other comprehensive income/(loss), net of taxes			(4,472)	(673)
Repurchased Consolidated Edison, Inc. common stock			(962,092)	(962,092)
Capital stock expense			(35,547)	(35,817)

TOTAL COMMON SHAREHOLDER'S EQUITY			4,665,805	4,479,584

PREFERRED STOCK (NOTE B)
Subject to mandatory redemption
Cumulative Preferred, $100 par value, 6 1/8% Series J	370,500	370,500	37,050	37,050

TOTAL SUBJECT TO MANDATORY REDEMPTION			37,050	37,050

OTHER PREFERRED STOCK
$5 Cumulative Preferred, without par value, authorized 1,915,319 shares	1,915,319	1,915,319	175,000	175,000
Cumulative Preferred, $100 par value, authorized 6,000,000 shares*
4.65% Series C	153,296	153,296	15,330	15,330
4.65% Series D	222,330	222,330	22,233	22,233

TOTAL OTHER PREFERRED STOCK			212,563	212,563

TOTAL PREFERRED STOCK			$249,613	$249,613

*
Represents total authorized shares of cumulative preferred stock, $100 par value, including preferred stock subject to mandatory redemption.

The accompanying notes are an integral part of these financial statements.

120

Consolidated Edison Company of New York, Inc.

CONSOLIDATED STATEMENT OF CAPITALIZATION

Long-term debt (Note B)			At December 31
Maturity	Interest Rate	Series	2001	2000

			(Thousands of Dollars)
DEBENTURES:
2001	6 1/2	1993B	$-	$150,000
2001	3.25	1996B	-	150,000
2002	6 5/8	1993C	150,000	150,000
2002	4.72*	1997A	150,000	150,000
2003	6 3/8	1993D	150,000	150,000
2004	7 5/8	1992B	150,000	150,000
2005	6 5/8	1995A	100,000	100,000
2005	6 5/8	2000C	350,000	350,000
2007	6.45	1997B	330,000	330,000
2008	6 1/4	1998A	180,000	180,000
2008	6.15	1998C	100,000	100,000
2009	7.15	1999B	200,000	200,000
2010	8 1/8	2000A	325,000	325,000
2010	7 1/2	2000B	300,000	300,000
2023	7 1/2	1993G	380,000	380,000
2026	7 3/4	1996A	100,000	100,000
2028	7.1	1998D	105,000	105,000
2028	6.9	1998D	75,000	75,000
2029	7 1/8	1994A	150,000	150,000
2039	7.35	1999A	275,000	275,000
2041	7 1/2	2001A	400,000	-

TOTAL DEBENTURES			3,970,000	3,870,000

TAX-EXEMPT DEBT - NOTES ISSUED TO NEW YORK STATE ENERGY RESEARCH AND DEVELOPMENT AUTHORITY FOR FACILITIES REVENUE BONDS:
2020	5 1/4	1993B	127,715	127,715
2020	6.10	1995A	128,285	128,285
2022	5 3/8	1993C	19,760	19,760
2026	7 1/2	1991A	-	128,150
2027	6 3/4	1992A	-	100,000
2027	6 3/8	1992B	-	100,000
2028	6.00	1993A	101,000	101,000
2029	7 1/8	1994A	100,000	100,000
2034	2.74*	1999A	292,700	292,700
2036	1.95*	2001A	224,600	-
2036	1.81*	2001B	98,000	-

TOTAL TAX-EXEMPT DEBT			1,092,060	1,097,610

SUBORDINATED DEFERRABLE INTEREST DEBENTURES:
2031	7 3/4	1996A	275,000	275,000

UNAMORTIZED DEBT DISCOUNT			(25,308)	(27,502)

TOTAL			5,311,752	5,215,108
LESS: LONG-TERM DEBT DUE WITHIN ONE YEAR			300,000	300,000

TOTAL LONG-TERM DEBT			5,011,752	4,915,108

TOTAL CAPITALIZATION			$9,927,170	$9,644,305

*
Rates reset weekly, quarterly or by auction held every 35 days; December 31, 2001 rate shown.

The accompanying notes are an integral part of these financial statements.

121

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

These notes form an integral part of the accompanying consolidated financial statements of Consolidated Edison Company of New York, Inc. (Con Edison of New York) and its subsidiaries.

Con Edison

Consolidated Edison, Inc. (Con Edison) is the parent holding company for Con Edison of New York. Con Edison owns all the issued and outstanding shares of common stock, $2.50 par value, of Con Edison of New York.

Con Edison of New York, a regulated utility, provides electric service to over 3.1 million customers and gas service to over 1.1 million customers in New York City and Westchester County. It also provides steam service in parts of Manhattan.

Note A - Summary of Significant Accounting Policies

Principles of Consolidation

Con Edison of New York's consolidated financial statements include the accounts of Con Edison of New York and its consolidated subsidiaries.

Accounting Policies

The accounting policies of Con Edison of New York conform to accounting principles generally accepted in the United States of America. For regulated public utilities, like Con Edison of New York, accounting principles generally accepted in the United States include the Financial Accounting Standards Board's (FASB) Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation," and, in accordance with SFAS No. 71, the accounting requirements and rate-making practices of the Federal Energy Regulatory Commission (FERC) and the New York State Public Service Commission (NYPSC).

The standards in SFAS No. 101, "Regulated Enterprises - Accounting for the Discontinuation of Application of FASB Statement No. 71," have been applied to Con Edison of New York's electric supply business, including electric generating assets and non-utility generators (NUG) contracts and related regulatory assets and liabilities (the Deregulated Business), which was deregulated as a result of the Restructuring Agreement (defined below). The application of SFAS No. 101 to the Deregulated Business had no material effect on the financial position or results of operations of Con Edison of New York. No loss has been recognized in income in connection with generation divestiture (see Note I), the NUG contracts (see Note H) or deferred charges (regulatory assets - principally relating to future federal income taxes) and deferred credits (regulatory liabilities) relating to the Deregulated Business. Recovery of Con Edison of New York's loss on the sale of its nuclear generating unit, its costs under NUG contracts and regulatory assets net of regulatory liabilities is probable under the Restructuring Agreement.

Rate and Restructuring Agreements

In September 1997 the NYPSC approved a restructuring agreement between Con Edison of New York, the NYPSC staff and certain other parties (the Restructuring Agreement). The Restructuring Agreement provided for a transition to a competitive electric market through the development of a "retail access" plan, a rate plan for the period ending March 31, 2002, a reasonable opportunity for recovery of "strandable costs" and the divestiture of electric generation capacity by Con Edison of New York.

At December 31, 2001, approximately 145,000 Con Edison of New York customers representing approximately 20 percent of aggregate customer load were purchasing electricity from other suppliers under the electric Retail Choice program (which is available to all of Con Edison of New York's electric customers). Con Edison of New York delivers electricity to customers in this program through its regulated transmission and distribution systems. In general Con Edison of New York's delivery rates for Retail Choice customers are equal to the rates applicable to other comparable Con Edison of New York customers, less an amount reflecting costs otherwise associated with supplying customers with energy and capacity.

Pursuant to the Restructuring Agreement, Con Edison of New York reduced electric rates, on an annual basis, by $129 million in 1998, $80 million in April 1999 and $103 million in April 2000 and was required to further reduce rates in April 2001 by $209 million. The effect in 2001 of the April 2001 decrease was partially offset by recognition in income of $36 million relating to rates for distributing electricity to customers of the New York Power Authority and $50 million (after tax) of deferred generation divestiture gain. See Note I.

Pursuant to the Restructuring Agreement, as amended by a July 1998 NYPSC order, Con Edison of New York has sold approximately 7,790 MW of the approximately 8,300 MW of generating capacity that it owned at the time the Restructuring Agreement was executed. See Note I.

In accordance with the April 1999 NYPSC order approving Con Edison's acquisition of O&R, Con Edison of New York has reduced its annual electric and gas rates by approximately $12 million and $2 million, respectively, to share with customers savings achieved through the merger.

In November 2000 the NYPSC approved an agreement (the 2000 Electric Rate Agreement) that revises and extends the rate plan provisions of the Restructuring Agreement. Pursuant to the 2000 Electric Rate Agreement, Con Edison of New York reduced the distribution component of its electric rates by $170 million on an annual basis, effective October 2000, and further reduced electric rates, effective April 1, 2001, in accordance with the Restructuring Agreement (as discussed above).

In general under the 2000 Electric Rate Agreement, Con Edison of New York's base electric transmission and distribution rates will not otherwise be changed during the five-year period ending March 2005 except (i) with respect to certain changes in costs above anticipated annual levels resulting from legal or regulatory requirements, inflation in excess of a 4 percent annual rate, property tax changes and environmental cost increases or (ii) if the NYPSC determines that circumstances have occurred that either threaten Con Edison of New York's economic viability or ability to provide, or render Con Edison of New York's rate of return unreasonable for the provision of safe and adequate service.

Under the 2000 Electric Rate Agreement as approved by the NYPSC and as modified in December 2001, 35 percent of any earnings in each of the rate years ending March 2002 through 2005 in excess of a specified rate of return on electric common equity will be retained for shareholders and the balance will be applied for customer benefit through rate reductions or as otherwise determined by the NYPSC. There was no sharing of earnings for the rate year ending March 2001. The earnings threshold for the rate year ending March 2002 of 12.9 percent can be increased by 25 basis points if certain demand reductions and supply increases exceed targeted projections. The earnings threshold for rate years ending March 2003 through March 2005 of 11.75 percent can be increased by 50 basis points. The threshold will increase by 25 basis points if certain demand reductions and supply increases exceed targeted projections and by an additional 25 basis points if certain customer service and reliability objectives are achieved. Con Edison of New York could be required to pay up to $40 million annually in penalties if certain threshold service and reliability objectives are not achieved.

Con Edison of New York's potential electric strandable costs are those prior utility investments and commitments that may not be recoverable in a competitive electric supply market. Con Edison of New York is recovering these costs in the rates it charges all of its electric customers. The 2000 Electric Rate Agreement continues the stranded cost recovery provisions of the Restructuring Agreement, stating that Con Edison of New York "will be given a reasonable opportunity to recover stranded and strandable costs remaining at March 31, 2005, including a reasonable return on investments, under the parameters and during the time periods set forth therein."

The 2000 Electric Rate Agreement also continues the rate provisions pursuant to which Con Edison of New York recovers prudently incurred purchased power and fuel costs from customers. See "Recoverable Energy Costs" in this Note A.

In November 2000 the NYPSC approved an agreement between Con Edison of New York, the NYPSC staff and certain other parties that revised and extended the 1996 gas rate settlement agreement through September 2001. The 1996 agreement, with limited exceptions, continued base rates at September 1996 levels through September 2000.

Under the new agreement, the level above which Con Edison of New York shared with customers 50 percent of earnings was increased from a 13 percent to a 14 percent rate of return on gas common equity. In addition customer bills were reduced by $20 million during the January through March 2001 period. Approximately $22.6 million that normally would have been credited to customers over various annual periods was credited during the four-month period ending March 2001, and $19 million of charges to customers resulting from the reconciliation of actual gas costs to amounts included in rates that were scheduled to be billed to customers beginning December 2000 instead were billed to customers beginning April 2001.

Under the new agreement, Con Edison of New York also reduced firm transportation customer bills by a retail choice credit and implemented other programs designed to increase customer and marketer participation in Con Edison of New York's gas Retail Choice program, the net costs of which are to be recovered by reducing credits otherwise due customers or deferred for future recovery from customers.

On February 15, 2002, Con Edison of New York, the Staff of the NYPSC and several other participants in the current Con Edison of New York gas rate proceeding, submitted to the NYPSC for approval a settlement of various gas rate and restructuring issues for the three-year period ending September 30, 2004. The rate agreement reduces retail sales and transportation rates by approximately $25 million, on an annual basis.

In November 2000 the NYPSC approved an agreement between Con Edison of New York, the NYPSC staff and certain other parties, which provided for a $16.6 million steam rate increase in October 2000 and, with limited exceptions, no further changes in steam rates prior to October 2004. Con Edison of New York is required to share with customers 50 percent of any earnings for any rate year covered by the agreement in excess of a specified rate of return on steam common equity (11.0 percent for the first rate year, the 12-month period ending September 2001; 10.5 percent thereafter if the repowering of Con Edison of New York's East River steam-electric generating plant is not completed). A rate moderation mechanism will permit Con Edison of New York to defer a portion of the revenues collected in the first two rate years attributable to the rate increase and recognize such deferrals in income during the last two rate years.

Under the steam rate agreement, upon completion of the East River repowering project, the net benefits of the project (including the net after-tax gain from the sale of a nine-acre development site in mid-town Manhattan along the East River) allocable to steam operations will inure to the benefit of steam customers.

The agreement continues the rate provisions pursuant to which Con Edison of New York recovers prudently incurred purchased steam and fuel costs and requires Con Edison of New York to develop a strategy for hedging price variations for a portion of the steam produced each year.

Utility Plant and Depreciation

Utility plant is stated at original cost. The capitalized cost of additions to utility plant includes indirect costs such as engineering, supervision, payroll taxes, pensions, other benefits and an allowance for funds used during construction (AFDC). The original cost of property, together with removal cost, less salvage, is charged to accumulated depreciation as property is retired. The cost of repairs and maintenance is charged to expense, and the cost of betterments is capitalized.

Rates used for AFDC include the cost of borrowed funds and a reasonable rate on Con Edison of New York's own funds when so used, determined in accordance with NYPSC and FERC regulations. The AFDC rate was 6.8 percent in 2001, 7.2 percent in 2000 and 9.1 percent in 1999. The rate was compounded semiannually, and the amounts applicable to borrowed funds were treated as a reduction of interest charges.

Con Edison of New York generally computes annual charges for depreciation using the straight-line method for financial statement purposes, with rates based on appropriate average lives and net salvage factors. Con Edison of New York's depreciation rates averaged approximately 3.1 percent in 2001, 3.7 percent in 2000 and 3.3 percent in 1999.

Revenues

Con Edison of New York recognizes revenues for electric, gas and steam service on a monthly billing cycle basis. Con Edison of New York defers for refund to firm gas sales and transportation customers over a 12-month period all net interruptible gas revenues not authorized by the NYPSC to be retained by Con Edison of New York.

Recoverable Energy Costs

Con Edison of New York generally recovers all of its prudently incurred fuel, purchased power and gas costs, including hedging gains and losses, in accordance with NYPSC-approved rate provisions, which also include a $35 million annual incentive or penalty ($25 million effective April 1, 2002) relating to electricity costs. If the actual energy costs for a given month are more or less than amounts billed to customers for that month, the difference is recoverable from or refundable to customers. Differences between actual and billed energy costs are generally deferred for charge or refund to customers during the next billing cycle (normally within one or two months). At December 31, 2001, Con Edison of New York had deferred $92.5 million of New York Independent System Operator (NYISO) refunds for purchased power. Any reconciliation to actual supply by NYISO will be recoverable from or refundable to customers.

Temporary Cash Investments

Temporary cash investments are short-term, highly liquid investments that generally have maturities of three months or less. They are stated at cost, which approximates market. Con Edison of New York considers temporary cash investments to be cash equivalents.

Investments

Investments are recorded at market value or using the equity method. Investments in 2000 consisted primarily of the external nuclear decommissioning trust fund, which was transferred in connection with the sale of Con Edison of New York's nuclear generating unit. See Note G. The nuclear decommissioning trust fund is stated at market, net of income taxes.

New Financial Accounting Standards

During 2001 the Financial Accounting Standards Board issued four new accounting standards: SFAS No. 141, "Business Combinations," SFAS No. 142, "Accounting for Goodwill and Other Intangible Assets," SFAS No. 143, "Accounting for Asset Retirement Obligations" and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

SFAS No. 141 requires that all business combinations initiated after June 30, 2001 use the purchase method of accounting, which includes recognition of goodwill. The application of SFAS 141 had no impact on Con Edison of New York's consolidated financial statements.

SFAS No. 142, which Con Edison of New York adopted on January 1, 2002, provides that goodwill, including amounts previously recognized under the purchase method, will no longer be subject to amortization and instead will be subject to periodic reviews for impairment. If determined to be impaired, goodwill will be reduced to its fair value and an impairment charge will be recognized in income, except at the transition date, when the charge would be reflected as a cumulative effect of a change in accounting principle. The goodwill impairment test is required to be performed each year, and whenever an event or series of events occurs indicating that goodwill might be impaired. The application of SFAS 142 did not have a material effect on Con Edison of New York's consolidated financial statements.

SFAS No. 143, which Con Edison of New York is required to adopt on January 1, 2003, requires entities to record the fair value of a liability associated with an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related asset. The liability is increased to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon retirement of the asset, the entity settles the obligation for the amount recorded or incurs a gain or loss. Con Edison of New York has not yet determined the effect of this standard on its consolidated financial statements.

SFAS No. 144, which Con Edison of New York adopted on January 1, 2002, replaces SFAS No. 121, "Accounting for the Impairment of Long-lived Assets for Long-lived Assets to be Disposed Of." SFAS No. 144 requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing or discontinued operations. The statement also broadens the reporting of discontinued operations. Con Edison of New York does not expect the application of this standard to have a significant effect on its financial position or results of operations.

Federal Income Tax

In accordance with SFAS No. 109, "Accounting for Income Taxes," Con Edison of New York has recorded an accumulated deferred federal income tax liability for substantially all temporary differences between the book and tax bases of assets and liabilities at current tax rates. In accordance with rate agreements, Con Edison of New York has recovered amounts from customers for a portion of the tax expense it will pay in the future as a result of the reversal or "turn-around" of these temporary differences. As to the remaining temporary differences, in accordance with SFAS No. 71, Con Edison of New York has established regulatory assets for the net revenue requirements to be recovered from customers for the related future tax expense. See Note J. In 1993 the NYPSC issued a Policy Statement proposing accounting procedures consistent with SFAS No. 109 and providing assurances that these future increases in taxes will be recoverable in rates.

Accumulated deferred investment tax credits are amortized ratably over the lives of the related properties and applied as a reduction in future federal income tax expense.

Con Edison of New York and its subsidiaries file a federal income tax return on a consolidated basis with Con Edison and its other subsidiaries. Income taxes are allocated to each company based on its taxable income.

State Income Tax

The New York State tax laws applicable to utility companies were changed effective January 1, 2000. Certain revenue-based taxes were repealed or reduced and replaced by a net income-based tax. In June 2001 the NYPSC issued its final Order relating to the tax law changes. It authorized each utility to use deferral accounting to record the difference between taxes being collected and the tax expense resulting from the tax law changes, until those changes are incorporated in base rates.

Research and Development Costs

Research and development costs relating to specific construction projects are capitalized. All other such costs are charged to operating expenses as incurred. Research and development costs in 2001, 2000 and 1999 amounting to $13.8 million, $14.0 million and $12.4 million, respectively, were charged to operating expenses. No research and development costs were capitalized in these years.

Reclassification

Certain prior year amounts have been reclassified to conform with the current year presentation.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note B - Capitalization

Preferred Stock Not Subject To Mandatory Redemption

Con Edison of New York has the option to redeem its $5 cumulative preferred stock at $105 and its cumulative preferred stock, Series C and Series D, at a price of $101 per share (in each case, plus accrued and unpaid dividends).

Preferred Stock Subject To Mandatory Redemption

Con Edison of New York is required to redeem its cumulative preferred stock, Series J shares, on August 1, 2002. The redemption price is $100 per share (plus accrued and unpaid dividends). Series J shares may not be called for redemption while dividends are in arrears on outstanding shares of $5 cumulative preferred stock or other cumulative preferred stock.

Common Stock

At December 31, 2001 and 2000, Con Edison owned all of the issued and outstanding shares of Common Stock ($2.50 par value) of Con Edison of New York. In 1999 and 1998, Con Edison of New York purchased $940.5 million of Con Edison common stock to affect Con Edison's repurchase program.

Dividends

Under Con Edison of New York's Restructuring Agreement the dividends that it may pay are limited to not more than 100 percent of its income available for dividends, calculated on a two-year rolling average basis. Excluded from the calculation of "income available for dividends" are non-cash charges to income resulting from accounting changes or charges to income resulting from significant unanticipated events. The restriction also does not apply to dividends made in order to transfer to Con Edison proceeds from major transactions, such as asset sales, or to dividends reducing Con Edison of New York's equity ratio to a level appropriate to its business risk.

Payment of Con Edison of New York's common stock dividends to Con Edison is subject to certain additional restrictions. No dividends may be paid, or funds set apart for payment, on Con Edison of New York's common stock until all dividends accrued on the $5 cumulative preferred stock and other cumulative preferred stock have been paid, or declared and set apart for payment, and unless Con Edison of New York is not in arrears on its mandatory redemption obligation for the Series J cumulative preferred stock. No dividends may be paid on any of Con Edison of New York's capital stock during any period in which Con Edison of New York has deferred payment of interest on its subordinated deferrable interest debentures.

Long-Term Debt

Long-term debt maturing in the period 2002-2006 is as follows:

(Millions of Dollars)

2002	$300
2003	150
2004	150
2005	450
2006	-

Long-term debt includes the note issued by Con Edison of New York to the New York State Energy Research and Development Authority for the net proceeds of the Authority's $224.6 million aggregate principal amount of Facilities Revenue Bonds, Series 2001 A. The interest rate determination method for this debt is subject to change in accordance with the related indenture, and the debt currently bears interest at a weekly rate determined by its remarketing agent. While the debt bears interest at a weekly rate, it is subject to optional and, in certain circumstances, mandatory tender for purchase by the company.

Long-term debt is stated at cost, which, as of December 31, 2001, approximates fair value (estimated based on current rates for debt of the same remaining maturities).

Note C - Short Term Borrowing

At December 31, 2001, Con Edison of New York had a $500 million commercial paper program under which short-term borrowings are made at prevailing market rates. The program is supported by revolving credit agreements with banks. At December 31, 2001, there was no commercial paper outstanding under the program. Con Edison of New York changes the amount of its program from time to time, subject to a $1 billion FERC-authorized limit.

Bank commitments under the revolving credit agreements expire in late 2002 (by which time renewal is expected). The commitments may terminate upon a change of control of Con Edison or Con Edison of New York, and borrowings under the agreements are subject to certain conditions, including that the ratio (calculated in accordance with the agreements) of debt to total capital of the borrower not at any time exceed 0.65 to 1. At December 31, 2001, this ratio was 0.52 to 1 for Con Edison of New York. Borrowings under the agreements are not subject to maintenance of credit rating levels. The fees charged for the revolving credit agreements and borrowing under the agreements reflect the credit rating of Con Edison of New York.

Note D - Pension Benefits

Con Edison of New York has a non-contributory pension plan that covers substantially all of its employees and certain employees of other Con Edison subsidiaries. These benefits are designed to comply with the Employee Retirement Income Security Act of 1974 (ERISA).

Investment gains and losses are fully recognized in expense over a 15-year period. Other actuarial gains and losses are fully recognized in expense over a 10-year period.

Con Edison of New York offered a special retirement program in 1999 providing enhanced pension benefits for those employees who met specified eligibility requirements and retired within specific time limits. These incentives fall within the category of special termination benefits as described in SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits." The increase in pension obligations as a result of this program amounted to $45 million. The Agreement provided that $15 million of this amount would be expensed in 2000 and the remaining $30 million would be recorded as a regulatory asset and amortized over a 15-year period beginning in October 2000.

The components of Con Edison of New York's net periodic pension costs for 2001, 2000 and 1999 were as follows:

	2001	2000	1999

	(Millions of Dollars)
Service cost - including administrative expenses	$89.0	$85.1	$105.1
Interest cost on projected benefit obligation	398.2	383.3	358.7
Expected return on plan assets	(632.6)	(543.6)	(486.6)
Amortization of net actuarial (gain)	(198.4)	(189.7)	(90.1)
Amortization of prior service cost	13.2	10.5	10.5
Amortization of transition obligation	3.0	3.0	3.0

NET PERIODIC PENSION COST	(327.6)	(251.4)	(99.4)

Amortization of regulatory asset*	4.2	17.7	2.2

TOTAL PENSION COST	$(323.4)	$(233.7)	$(97.2)

Cost capitalized	(72.0)	(49.1)	(19.2)
Cost charged to operating expenses	(251.4)	(184.6)	(78.0)

  *
  Relates to increases in pension obligations of $33.3 million from a 1993 special retirement program and $45 million from a 1999 special retirement program.

The funded status at December 31, 2001, 2000 and 1999 was as follows:

	2001	2000	1999

	(Millions of Dollars)
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year	$5,272.3	$4,915.1	$5,384.1
Service cost - excluding administrative expenses	87.7	83.8	103.8
Interest cost on projected benefit obligation	398.2	383.3	358.7
Plan amendments	9.5	32.6	0.8
Net actuarial loss/(gain)	27.7	113.9	(728.0)
Special termination benefits	-	-	45.0
Benefits paid	(265.4)	(256.4)	(249.3)

BENEFIT OBLIGATION AT END OF YEAR	$5,530.0	$5,272.3	$4,915.1

CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year	$7,077.4	$7,430.8	$6,679.2
Actual return on plan assets	(391.6)	(82.5)	1,017.2
Employer contributions	1.9	1.5	1.7
Benefits paid	(265.4)	(256.4)	(249.3)
Administrative expenses	(24.8)	(16.0)	(18.0)

FAIR VALUE OF PLAN ASSETS AT END OF YEAR	$6,397.5	$7,077.4	$7,430.8

Funded status	$867.5	$1,805.1	$2,515.7
Unrecognized net (gain)	(273.5)	(1,547.3)	(2,491.6)
Unrecognized prior service costs	91.0	94.7	72.5
Unrecognized net transition (asset)/liability at January 1, 1987*	(0.6)	2.4	5.3

NET PREPAID BENEFIT COST	$684.4	$354.9	$101.9

  *
  Being amortized over approximately 15 years.

The amounts recognized in the consolidated balance sheet at December 31, 2001, 2000 and 1999 were as follows:

	2001	2000	1999

	(Millions of Dollars)
Prepaid benefit cost	$719.9	$383.9	$136.8
Accrued benefit liability	(40.2)	(37.1)	(34.9)
Intangible asset	0.4	7.1	-
Accumulated other comprehensive income	4.3	1.0	-

Net amount recognized	$684.4	$354.9	$101.9

The actuarial assumptions at December 31, 2001, 2000 and 1999 were as follows:

	2001	2000	1999

DISCOUNT RATE	7.50%	7.75%	8.00%
EXPECTED RETURN ON PLAN ASSETS	9.20%	8.50%	8.50%
RATE OF COMPENSATION INCREASE	4.30%	4.55%	4.80%

Con Edison of New York also offers a defined contribution savings plan that covers substantially all of its employees. Con Edison of New York made contributions to the plan of approximately $15.7 million, $15.6 million and $15.8 million for years 2001, 2000 and 1999, respectively.

Note E - Postretirement Benefits Other than Pensions

Con Edison of New York has a contributory comprehensive hospital, medical and prescription drug program for all retirees, their dependents and surviving spouses. Con Edison of New York also has a contributory life insurance program for bargaining unit employees. In addition Con Edison of New York provides basic life insurance benefits up to a specified maximum at no cost to retired management employees.

Certain employees of other Con Edison subsidiaries are eligible to receive benefits under these programs. Con Edison of New York has reserved the right to amend or terminate these programs.

Investment gains and losses are fully recognized in expense over a 15-year period. Other actuarial gains and losses are fully recognized in expense over a 10-year period.

The components of Con Edison of New York's postretirement benefit (health and life insurance) costs for 2001, 2000 and 1999 were as follows:

	2001	2000	1999

	(Millions of Dollars)
Service cost	$10.6	$9.2	$13.7
Interest cost on accumulated postretirement benefit obligation	81.3	72.0	72.5
Expected return on plan assets	(70.1)	(59.1)	(41.5)
Amortization of net actuarial loss	9.0	0.3	26.8
Amortization of prior service cost	1.5	1.4	1.4
Amortization of transition obligation	17.4	17.4	17.4

NET PERIODIC POSTRETIREMENT BENEFIT COST	$49.7	$41.2	$90.3

Cost capitalized	11.0	8.7	17.8
Cost charged to operating expenses	38.7	32.5	72.5

The funded status of the programs at December 31, 2001, 2000 and 1999 was as follows:

	2001	2000	1999

	(Millions of Dollars)
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year	$1,075.8	$924.0	$1,097.0
Service cost	10.6	9.2	13.7
Interest cost on accumulated postretirement benefit obligation	81.3	72.0	72.5
Plan amendments	-	0.6	-
Net actuarial (gain) loss	143.6	124.6	(211.8)
Benefits paid and administrative expenses	(75.7)	(66.4)	(58.1)
Participant contributions	13.8	11.8	10.7

BENEFIT OBLIGATION AT END OF YEAR	$1,249.4	$1,075.8	$924.0

CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year	$805.0	$834.4	$665.8
Actual return on plan assets	(29.4)	4.2	100.5
Employer contributions	49.8	21.0	115.5
Participant contributions	13.8	11.8	10.7
Benefits paid	(70.8)	(61.3)	(53.9)
Administrative expenses	(4.9)	(5.1)	(4.2)

FAIR VALUE OF PLAN ASSETS AT END OF YEAR	$763.5	$805.0	$834.4

Funded status	$(485.9)	$(270.8)	$(89.6)
Unrecognized net (gain) loss	188.6	(45.4)	(224.6)
Unrecognized prior service cost	8.9	10.4	11.2
Unrecognized transition obligation at January 1, 1993*	191.4	208.8	226.2

(ACCRUED) POSTRETIREMENT BENEFIT COST	$(97.0)	$(97.0)	$(76.8)

  *
  Being amortized over a period of 20 years.

The actuarial assumptions at December 31, 2001, 2000 and 1999 were as follows:

	2001	2000	1999

	(Millions of Dollars)
DISCOUNT RATE	7.50%	7.75%	8.00%
EXPECTED RETURN ON PLAN ASSETS
Tax-exempt assets	9.20%	8.50%	8.50%
Taxable assets	8.20%	7.50%	7.50%

The health care cost trend rate assumed for 2002 was 8.0 percent. The rate was assumed to decrease gradually to 5 percent for 2006 and remain at that level thereafter.

A one-percentage point change in the assumed health care cost trend rate would have the following effects:

	1-Percentage-Point Increase	1-Percentage-Point Decrease

	(Millions of Dollars)
Effect on accumulated postretirement benefit obligation	$158.3	$(138.7)
Effect on service cost and interest cost components	$13.2	$(11.3)

Note F - Environmental Matters

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

At December 31, 2001, Con Edison of New York had accrued $93.8 million as its best estimate of its liability for sites as to which it has received process or notice alleging that hazardous substances generated by Con Edison of New York and, in most instances, other potentially responsible parties were deposited. There will be additional liability relating to these sites and other sites, the amount of which is not presently determinable but may be material to Con Edison of New York's financial position, results of operations or liquidity.

Under Con Edison of New York's current electric, gas and steam rate agreements, site investigation and remediation costs in excess of $5 million annually incurred with respect to hazardous waste for which it is responsible are to be deferred and subsequently reflected in rates. At December 31, 2001, $22.1 million of such costs had been deferred as regulatory assets.

Suits have been brought in New York State and federal courts against Con Edison of New York and many other defendants, wherein a large number of plaintiffs sought large amounts of compensatory and punitive damages for deaths and injuries allegedly caused by exposure to asbestos at various premises of Con Edison of New York. Many of these suits have been disposed of without any payment by Con Edison of New York, or for immaterial amounts. The amounts specified in all the remaining suits total billions of dollars but Con Edison of New York believes that these amounts are greatly exaggerated, as were the claims already disposed of. Based on the information and relevant circumstances known to Con Edison of New York at this time, these suits are not expected to have a material adverse effect on its financial position, results of operations or liquidity.

Workers' compensation administrative proceedings have been commenced, wherein current and former employees claim benefits based upon alleged disability from exposure to asbestos. Based on the information and relevant circumstances known to Con Edison of New York at this time, these claims are not expected to have a material adverse effect on its financial position, results of operations or liquidity. At December 31, 2001, Con Edison of New York had accrued a $131.3 million provision as its best estimate of its liability for workers' compensation claims, including those related to asbestos exposure. Of this amount $60.5 million was deferred as a regulatory asset. Other legal proceedings have commenced, wherein non-employee contractors claim benefits based upon alleged disability from exposure to asbestos. At December 31, 2001, Con Edison of New York had accrued a $4.0 million provision as its best estimate of its liability for these alleged claims and deferred a like amount as a regulatory asset.

Note G - Nuclear Generation

In September 2001 Con Edison of New York completed the sale of its nuclear generating unit and related assets, and the transfer to the buyer of Con Edison of New York's nuclear decommissioning trust funds. See Note I.

The NYPSC is investigating a February 2000 to January 2001 outage of the nuclear generating unit, its causes and the prudence of Con Edison of New York's actions regarding the operation and maintenance of the generating unit. The proceeding is reviewing, among other things, Con Edison of New York's inspection practices, the circumstances surrounding prior outages, the basis for postponement of the unit's steam generator replacement and whether, and to what extent, increased replacement power costs and repair and replacement costs should be borne by Con Edison's shareholders.

Con Edison of New York has billed to customers replacement power costs for the outage incurred prior to August 2000 and after October 2000, but not approximately $90 million of replacement power costs incurred in August through October 2000. Con Edison of New York has also accrued a $40 million liability for the possible disallowance of replacement power costs that it had previously recovered from customers.

An appeal is pending in the United States Court of Appeals for the Second Circuit of the October 2000 decision by the United States District Court for the Northern District of New York, in an action entitled Consolidated Edison Company of New York, Inc. v. Pataki, et al., in which the court determined that the law that directed the NYPSC to prohibit Con Edison of New York from recovering replacement power costs for the outage from customers was unconstitutional and granted Con Edison of New York's motion for a permanent injunction to prevent its implementation.

Con Edison of New York is unable to predict whether or not any proceedings, lawsuits, legislation or other actions relating to the nuclear generating unit will have a material adverse effect on its financial position, results of operations or liquidity.

Note H - Non-Utility Generators (NUGs)

Con Edison of New York has contracts with NUGs for approximately 3,100 MW of electric generating capacity, including a contract with the buyer of the approximately 1,000 MW nuclear generating unit that Con Edison of New York sold in 2001. Assuming performance by the NUGs, Con Edison of New York is obligated over the terms of the contracts (which extend for various periods, up to 2036) to make capacity and other fixed payments.

For the years 2002-2006, the capacity and other fixed payments under the contracts are estimated to be $522 million, $523 million, $528 million, $513 million and $520 million. Such payments gradually increase to approximately $600 million in 2013, and thereafter decline significantly. For energy delivered under most of these contracts, Con Edison of New York is obligated to pay variable prices that are estimated to be lower than expected market levels. For energy from the nuclear generating unit sold by

Con Edison of New York in 2001, Con Edison of New York is obligated to pay an average annual price of 3.9 cents per kilowatthour.

Under the terms of its electric rate agreements, Con Edison of New York is recovering in rates the charges it incurs under contracts with NUGs. The 2000 Electric Rate Agreement provides that, following March 31, 2005, Con Edison of New York will be given a reasonable opportunity to recover, through a non-bypassable charge to customers, the amount, if any, by which the actual costs of its purchases under the contracts exceed market value.

The Restructuring Agreement provided for a potential NUG contract disallowance of the lower of (i) 10 percent of the above-market costs or (ii) $300 million (in 2002 dollars). The Restructuring Agreement provided that Con Edison of New York could offset the potential disallowance by NUG contract mitigation and by 10 percent of the gross proceeds of any generating unit sales to third parties. Con Edison of New York has offset the entire $300 million maximum possible disallowance through NUG contract mitigation and generating plant divestiture proceeds.

Note I - Generation Divestiture

In 1999 Con Edison of New York completed the sale of almost 6,300 MW of its approximately 8,300 MW of electric generating assets for an aggregate price of $1.8 billion. The net book value of the assets sold was approximately $1 billion.

In 1999 pursuant to the Restructuring Agreement, $50 million of the net after-tax gain was applied as an increase to the accumulated depreciation reserve for Indian Point 2 and $29 million of accumulated deferred taxes and investment tax credits relating to the assets sold were recognized in income. Pursuant to the 2000 Electric Rate Agreement, the balance of the net after-tax gain (including interest accrued thereon) was applied in 2000 as follows: $188.2 million was credited against electric distribution plant balances, $107.3 million was used to offset a like amount of regulatory assets (including deferred power contract termination costs), $50 million was deferred for recognition in income during the 12 months ending March 31, 2002, and $12 million was deferred to be used for low-income customer programs. In addition $30 million of employee retirement incentive expenses related to the generation divestiture were deferred for amortization over 15 years and $15 million of such expenses were charged to income in 2000.

The 2000 Electric Rate Agreement provides for recovery of an approximately $74 million regulatory asset representing incremental electric capacity costs incurred prior to May 2000 to purchase capacity from the buyers of the generating assets Con Edison of New York sold in 1999, from the shareholders' portion of any earnings above the earnings sharing levels specified by each rate year. By March 2005 any remaining unrecovered balance will be charged to expense. Fifteen million dollars of this amount was charged to expense in December 2001. See "Rate and Restructuring Agreements" in Note A.

In January 2001 Con Edison of New York completed the sale of its 480 MW interest in the jointly owned Roseton generating station for approximately $138 million. The net after-tax gain from the sale, which has been deferred as a regulatory liability, was $37.1 million. In September 2001 Con Edison of New York completed the sale of its approximately 1,000 MW nuclear generating facilities and related assets for $504.5 million. The proceeds were net of a $73.8 million payment to increase the value of the nuclear decommissioning trust funds being transferred to $430 million (the amount provided for in the sales agreement). The net after-tax loss from the sale, which has been deferred as a regulatory asset, was $175.4 million. In addition Con Edison of New York was authorized effective September 2001 to continue to recover the cost of nuclear assets, which are included in rates, until the loss on divestiture has been recovered. The 2000 Electric Rate Agreement provides that Con Edison of New York "will be given a reasonable opportunity to recover stranded and strandable costs remaining at March 31, 2005, including a reasonable return on investments." See "Rate and Restructuring Agreements" in Note A.

Note J - Income Tax

The components of income taxes are as follows:

For the Year Ended December 31	2001	2000	1999

	(Thousands of Dollars)
Charged to operations:
State
Current	$72,547	$22,233	-
Deferred - net	64,887	-	-
Federal
Current	404,859	111,081	857,717
Deferred - net	(99,929)	160,488	(455,419)
Amortization of investment tax credit	(7,000)	(7,955)	(8,151)

TOTAL CHARGED TO OPERATIONS	435,364	285,847	394,147

Charged to other income:
State
Current	$1,342	$(864)	-
Deferred - net	139	-	-
Federal
Current	(1,502)	(1,267)	101
Deferred - net	(6,348)	6,210	(13,835)
Amortization of investment tax credit	(1,827)	-	(14,332)

TOTAL CHARGED TO OTHER INCOME	(8,196)	4,079	(28,066)

TOTAL	$427,168	$289,926	$366,081

The tax effect of temporary differences which gave rise to deferred tax assets and liabilities is as follows:

	As of
	December 31, 2001	December 31, 2000	December 31, 1999

	(Millions of Dollars)
Liabilities:
Depreciation	$1,253.6	$1,353.9	$1,284.6
SFAS No. 109	624.6	642.9	751.9
Other	264.3	317.2	282.9

TOTAL LIABILITIES	2,142.5	2,314.0	2,319.4

Assets:
Other	(119.9)	(179.0)	(198.3)

TOTAL ASSETS	(119.9)	(179.0)	(198.3)

NET LIABILITY	$2,022.6	$2,135.0	$2,121.1

Reconciliation of the difference between income tax expenses and the amount computed by applying the prevailing statutory income tax rate to income before income taxes is as follows:

For the Year Ended December 31	2001	2000	1999

	(% of Pre-tax income)
Statutory tax rate
Federal	35%	35%	35%
Changes in computed taxes resulting from:
State Income Tax	9%	2%	-
Depreciation related differences	4%	4%	5%
Cost of removal	(4)%	(7)%	(3)%
Amortization of taxes associated with divested assets	-	-	(3)%
Other	(4)%	(1)%	-

Effective Tax Rate	40%	33%	34%

Note K - Stock-Based Compensation

Under Con Edison's Stock Option Plan (the Plan), options may be granted to officers and key employees of Con Edison and its subsidiaries, for up to 10 million shares of Con Edison's common stock. Generally, options become exercisable three years after the grant date and remain exercisable until 10 years from the grant date.

As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation," Con Edison of New York has elected to follow Accounting Principles Board Opinion No. 25 (APB No. 25), "Accounting for Stock Issued to Employees," and related interpretations in accounting for its employee stock options. Under APB No. 25, because the exercise price of Con Edison's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Disclosure of proforma information regarding net income is required by SFAS No. 123. The information presented below relates to the income of Con Edison of New York. This information has been determined as if Con Edison of New York had accounted for the stock options awarded to officers and employees under the fair value method of that statement. The fair values of 2001, 2000, and 1999 options are $5.23, $4.42 and $7.90 per share, respectively. These values were estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2001	2000	1999

Risk-free interest rate	5.22%	6.25%	5.24%
Expected lives - in years	8	8	8
Expected stock volatility	21.32%	20.51%	18.76%
Dividend yield	5.83%	6.60%	4.46%

The following table reflects pro forma net income had Con Edison of New York elected to adopt the fair value approach of SFAS No. 123 (income in millions):

	2001	2000	1999

Net income
As reported	$649	$570	$698
Pro forma	646	566	695

These pro forma amounts may not be representative of future disclosures due to changes in future market conditions and additional option grants in future years.

A summary of the status of stock options awarded to officers and employees of Con Edison of New York under the Plan as of December 31, 2001, 2000 and 1999 and changes during those years is as follows:

	Shares	Weighted Average Price

Outstanding at 12/31/98	2,378,950	$34.492
Granted	1,188,150	42.595
Exercised	(113,440)	27.875
Forfeited	(20,250)	40.264

Outstanding at 12/31/99	3,433,410	39.313
Granted	1,166,500	32.499
Exercised	(68,697)	29.732
Forfeited	(48,100)	39.231

Outstanding at 12/31/00	4,483,113	37.682
Granted	1,287,550	37.760
Exercised	(363,013)	29.740
Forfeited	(63,200)	41.414

Outstanding at 12/31/01	5,344,450	$38.215

The following summarizes the Plan's stock options outstanding at December 31, 2001:

Plan Year	Weighted Average Exercise Price	Shares Outstanding At 12/31/01	Remaining Contractual Life

2001	$37.760	1,282,050	9 years
2000	32.499	1,150,000	8 years
1999	47.873	1,161,200	7 years
1998	42.610	811,350	6 years
1997	31.500	578,150	5 years
1996	27.875	361,700	4 years

As of December 31, 2001, 2000 and 1999 there were outstanding vested options to purchase 939,850, 1,304,863 and 572,460 shares of common stock, respectively, at an exercise price below the closing market price on that day.

Pursuant to employment agreements, effective September 2000, certain senior officers of Con Edison of New York were granted an aggregate of 350,000 restricted stock units. The units, each of which represents the right to receive one share of Con Edison common stock and related dividends, vest over a five-year period or immediately upon the occurrence of certain events. Pursuant to APB No. 25, Con Edison of New York is recognizing compensation expense and accruing a liability for the units over the vesting period. The expense recognized for restricted stock during 2001 and 2000 was $3.1 million and $0.9 million, respectively.

Note L - Financial Information by Business Segment

Con Edison of New York's business segments were determined based on similarities in economic characteristics, the regulatory environment, and management's reporting requirements. Con Edison of New York's principal business segments are:

  •
  Regulated Electric - consists of regulated activities relating to the generation, transmission and distribution of electricity in New York.

  •
  Regulated Gas - consists of regulated activities relating to the transportation, storage and distribution of natural gas in New York.

  •
  Regulated Steam - consists of regulated activities relating to the generation and distribution of steam in New York.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. See Note A.

Common services shared by the business segments (shared services) are assigned directly or allocated based on various cost factors, depending on the nature of the service provided.

The financial data for business segments are as follows:

	Regulated Electric
	2001	2000	1999

	(Thousands of Dollars)
Operating revenues	$6,350,360	$6,467,074	$5,672,348
Intersegment revenues	11,716	11,541	12,740
Depreciation and amortization	383,100	456,727	423,330
Income tax expense	359,437	219,598	328,032
Operating income	851,953	761,431	830,332
Interest charge	300,725	292,841	257,902
Total assets	11,355,992	11,557,815	11,021,856
Construction expenditures	766,250	752,460	515,149
	Regulated Gas
	2001	2000	1999

	(Thousands of Dollars)
Operating revenues	$1,268,095	$1,081,534	943,641
Intersegment revenues	3,181	3,113	2,811
Depreciation and amortization	64,162	60,279	62,692
Income tax expense	70,232	63,842	63,205
Operating income	166,678	165,080	151,733
Interest charge	63,654	58,068	47,581
Total assets	2,416,239	2,303,319	2,028,943
Construction expenditures	152,729	123,174	111,766

	Regulated Steam
	2001	2000	1999

	(Thousands of Dollars)
Operating revenues	$503,736	$452,135	$340,026
Intersegment revenues	1,903	2,023	1,667
Depreciation and amortization	17,902	18,173	17,996
Income tax expense	5,695	2,407	2,910
Operating income	27,893	25,557	19,450
Interest charge	20,768	18,191	15,363
Total assets	746,587	686,807	631,353
Construction expenditures	64,308	32,014	28,488
	Total
	2001	2000	1999

	(Thousands of Dollars)
Operating revenues	$8,122,191	$8,000,743	$6,956,015
Intersegment revenues	16,800	16,677	17,218
Depreciation and amortization	465,164	535,179	504,018
Income tax expense	435,364	285,847	394,147
Operating income	1,046,524	952,068	1,001,515
Interest charge	385,147	369,100	320,846
Total assets	14,518,818	14,547,941	13,682,152
Construction expenditures	983,287	907,648	655,403

Note M - Related Party Transactions

Con Edison of New York and Con Edison and its other subsidiaries provide administrative and other services to each other pursuant to cost allocation procedures approved by the PSC. The cost of the services provided by Con Edison of New York to Con Edison and its other subsidiaries was $40.3 million in 2001, $21.1 million in 2000 and $22.1 million in 1999. Con Edison and its other subsidiaries, including Orange and Rockland Utilities, Inc. (O&R), also provide services to Con Edison of New York. The cost of the services provided to Con Edison of New York by Con Edison and its other subsidiaries was $23.8 million in 2001, $18.7 million in 2000 and $17.7 million in 1999. In addition Con Edison of New York and O&R jointly purchase gas, the cost of which is allocated between the companies based on throughput and other factors. For its share of the gas, O&R paid Con Edison of New York $140.9 million in 2001 and $103.9 million in 2000.

In February 2002 the FERC authorized Con Edison of New York to lend funds to O&R, for periods of not more than 12 months, in amounts not to exceed $150 million at any time outstanding, at prevailing market rates.

Note N - Leases

The principal kinds of property leased by Con Edison of New York include office buildings, transmission and distribution facilities, and equipment. In accordance with SFAS No. 13, these leases are classified as either capital leases or operating leases. Most of the operating leases provide the option to renew at the fair rental value for future periods. Generally, it is expected that leases will be renewed or replaced in the normal course of business.

Capital leases: For ratemaking purposes capital leases are treated as operating leases, therefore, in accordance with SFAS No. 71 the amortization of the leased asset is based on the rental payments recovered through rates. The following assets and obligations under capital leases are included in the accompanying consolidated balance sheet at December 31, 2001 and 2000:

	2001	2000
	(Millions of Dollars)
UTILITY PLANT
Production	$-	$0.7
Transmission	13.5	14.9
Common	29.7	18.6

TOTAL	$43.2	$34.2

CURRENT LIABILITIES	$2.1	$2.8
NON-CURRENT LIABILITIES	41.1	31.4

TOTAL LIABILITIES	$43.2	$34.2

The future minimum lease commitments for the above assets are as follows:

(Millions of Dollars)

2002	$7.5
2003	7.8
2004	7.5
2005	7.3
2006	7.2
All years thereafter	42.2

Total	$79.5
Less: amount representing interest	36.3

Present value of net minimum lease payments	$43.2

Operating leases: Con Edison of New York made payments amounting to $26.4 million in 2001 under non-cancelable operating lease agreements relating to transformer vault rentals. These payments are expected to escalate by 3% per year until the agreement expires in 2004. The future minimum lease commitments under these lease agreements are as follows:

(Millions of Dollars)

2002	$27.2
2003	28.0
2004	28.8

Total	$84.0

Note O - Derivative Instruments and Hedging Activities

As of January 2001 Con Edison of New York adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Deferral of the Effective Date of FASB Statement No. 133," and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133" (collectively, SFAS No. 133).

Energy Price Hedging

Con Edison of New York uses derivative financial instruments to hedge market price fluctuations in related underlying transactions for the physical purchase or sale of electricity and gas (Hedges).

Pursuant to SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS No. 71), Con Edison of New York defers recognition in income of gains and losses on a Hedge until the underlying transaction is completed. Pursuant to rate provisions that permit the recovery of the cost of purchased power and gas, Con Edison of New York credits or charges to its customers gains or losses on Hedges and related transaction costs. See "Recoverable Energy Costs" in Note A. To the extent SFAS No. 71 does not allow deferred recognition in income, Con Edison of New York has elected special hedge accounting pursuant to SFAS No. 133 (Cash Flow Hedge Accounting).

Pursuant to Cash Flow Hedge Accounting, the mark-to-market unrealized gain or loss on each Hedge is recorded in other comprehensive income and reclassified to income at the time the underlying transaction is completed (except that any gain or loss relating to any portion of the Hedge determined to be "ineffective" is recognized in income in the period in which such determination is made).

Upon adoption of SFAS No. 133, Con Edison of New York had no transition adjustments to recognize in other comprehensive income. In 2001 Con Edison of New York reclassified to income from accumulated other comprehensive income after-tax net losses relating to Hedges of $3.0 million. As of December 31, 2001, unrealized after-tax losses amounting to $1.9 million relating to Hedges for which Cash Flow Hedge Accounting was used were for a term of less than two years and $1.0 million of after-tax losses relating to such Hedges was expected to be reclassified from accumulated other comprehensive income to income within the next 12 months.

Comprehensive Income

Unrealized (losses)/gains on derivatives net of tax included in accumulated other comprehensive income was as follows:

Twelve Months Ended December 31, 2001

(Millions of Dollars)
Unrealized (losses)/gains on derivatives qualified as hedges, net of $3.6 taxes	(4.9)
Reclassification adjustment for gains/(losses) included in net income, net of $2.1 taxes	3.0

Unrealized (losses)/gains on derivatives qualified as hedges, at December 31, 2001	$(1.9)

Note P - World Trade Center Attack

Con Edison of New York estimates that it will incur approximately $400 million of costs for emergency response, temporary restoration and permanent replacement of electric, gas and steam transmission and distribution facilities damaged as a result of the September 11, 2001 attack on the World Trade Center. Most of the costs are expected to be capital in nature. In December 2001 Con Edison of New York filed a petition with the NYPSC for authorization to defer the costs. The company estimates that its insurers will cover approximately $65 million of the costs. The company expects the NYPSC to permit recovery, from customers of the costs, net of any Federal reimbursement, insurance payment and tax savings. At December 31, 2001, the company had capitalized $54.9 million of such costs as utility plant and deferred $32.9 million of such costs as a regulatory asset. In addition at December 31, 2001, the company accrued a regulatory liability to defer recognition in income of an $81.5 million tax refund claim resulting from a casualty loss deduction taken by the company relating to the attack.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholder and Board of Directors of Orange and Rockland Utilities, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Orange and Rockland Utilities, Inc. and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
New York, NY
February 21, 2002

Orange and Rockland Utilities, Inc.

CONSOLIDATED BALANCE SHEET

	As at
	December 31, 2001	December 31, 2000

	(Thousands of Dollars)
ASSETS
UTILITY PLANT, AT ORIGINAL COST (NOTE A)
Electric	$703,621	$672,338
Gas	292,066	279,661
General	112,353	106,348

Total	1,108,040	1,058,347
Less: Accumulated depreciation	389,234	366,432

Net	718,806	691,915
Construction work in progress	27,271	28,091

NET UTILITY PLANT	746,077	720,006

NON-UTILITY PLANT
Non-utility property, less accumulated depreciation of $2,339 and $3,274 in 2001 and 2000, respectively	2,621	3,249

NET PLANT	748,698	723,255

CURRENT ASSETS
Cash and temporary cash investments (Note A)	1,785	8,483
Accounts receivable - customer, less allowance for uncollectible accounts of $2,625 and $3,845 in 2001 and 2000, respectively	44,371	82,183
Other receivables	5,166	7,551
Accrued utility revenue	20,655	29,025
Gas in storage, at average cost	21,227	16,567
Materials and supplies, at average cost	5,563	4,815
Prepayments	17,776	23,854
Other current assets	11,532	14,840

TOTAL CURRENT ASSETS	128,075	187,318

DEFERRED CHARGES, REGULATORY ASSETS AND NONCURRENT ASSETS
Regulatory assets
Future federal income tax (Note A)	35,266	33,659
Recoverable energy costs (Note A)	88,516	66,207
Deferred pension and other postretirement benefits (Notes D and E)	39,599	41,890
Deferred environmental remediation costs (Note F)	40,474	34,056
Deferred revenue taxes	6,852	7,337
Other	28,808	26,761

TOTAL REGULATORY ASSETS	239,515	209,910
Other deferred charges and noncurrent assets	19,052	18,174

TOTAL DEFERRED CHARGES, REGULATORY ASSETS AND NONCURRENT ASSETS	258,567	228,084

TOTAL	$1,135,340	$1,138,657

The accompanying notes are an integral part of these financial statements.

Orange and Rockland Utilities, Inc.

CONSOLIDATED BALANCE SHEET

	As at
	December 31, 2001	December 31, 2000

	(Thousands of Dollars)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION (SEE STATEMENT OF CAPITALIZATION)
Common shareholders' equity	$335,391	$332,640
Long-term debt	335,771	335,656

TOTAL CAPITALIZATION	671,162	668,296

NONCURRENT LIABILITIES
Pension and benefits reserve	85,607	76,222
Other noncurrent liabilities	18,619	16,636

TOTAL NONCURRENT LIABILITIES	104,226	92,858

CURRENT LIABILITIES
Notes payable	16,600	40,820
Accounts payable	52,818	58,664
Accounts payable to affiliated companies	3,113	9,169
Accrued federal income and other taxes	3,302	4,863
Customer deposits	9,248	7,126
Accrued interest	6,968	7,087
Accrued environmental costs (Note F)	38,417	32,852
Other current liabilities	6,878	6,610

TOTAL CURRENT LIABILITIES	137,344	167,191

DEFERRED CREDITS AND REGULATORY LIABILITIES
Accumulated deferred income tax (Note L)	125,108	120,497
Accumulated deferred investment tax credits (Note A)	6,425	6,897
Regulatory liabilities
Pension and other postretirement benefits (Note D)	6,173	15,587
Refundable energy costs (Note A)	45,008	36,222
Competition enhancement fund	10,149	12,469
Gain on divestiture	6,246	10,338
Other regulatory liabilities	8,998	8,087

TOTAL REGULATORY LIABILITIES	76,574	82,703
Other deferred credits	14,501	215

TOTAL DEFERRED CREDITS AND REGULATORY LIABILITIES	222,608	210,312

TOTAL	$1,135,340	$1,138,657

The accompanying notes are an integral part of these financial statements.

Orange and Rockland Utilities, Inc.

CONSOLIDATED INCOME STATEMENT

For the Year Ended December 31	2001	2000	1999

	(Thousands of Dollars)
OPERATING REVENUES (NOTE A)
Electric	$538,375	$513,016	$459,561
Gas	197,862	183,436	156,995
Non-utility	104	4,521	938

TOTAL OPERATING REVENUES	736,341	700,973	617,494

OPERATING EXPENSES
Purchased power	290,333	274,369	136,693
Fuel	-	39	44,451
Gas purchased for resale	128,548	115,325	87,903
Other operations	115,164	118,099	171,914
Maintenance	26,133	27,177	33,334
Depreciation and amortization (Note A)	32,780	27,129	32,670
Taxes, other than income taxes	53,911	55,569	79,564
Income taxes (Notes A and L)	26,470	22,825	5,681

TOTAL OPERATING EXPENSES	673,339	640,532	592,210

OPERATING INCOME	63,002	60,441	25,284

OTHER INCOME (DEDUCTIONS)
Investment income (Note A)	1,598	4,846	2,565
Allowance for equity funds used during construction (Note A)	(13)	212	20
Other income less miscellaneous deductions	(797)	758	53,933
Income taxes (Notes A and L)	533	(1,829)	(34,442)

TOTAL OTHER INCOME	1,321	3,987	22,076

INCOME BEFORE INTEREST CHARGES	64,323	64,428	47,360
Interest on long-term debt	21,855	22,933	27,534
Other interest	3,213	2,951	5,336
Allowance for borrowed funds used during construction (Note A)	(927)	(525)	(235)

NET INTEREST CHARGES	24,141	25,359	32,635

NET INCOME	$40,182	$39,069	$14,725
PREFERRED STOCK DIVIDEND REQUIREMENTS	-	-	886

NET INCOME FOR COMMON STOCK	$40,182	$39,069	$13,839

The accompanying notes are an integral part of these financial statements.

Orange and Rockland Utilities, Inc.

CONSOLIDATED STATEMENT OF RETAINED EARNINGS

	As at
	December 31, 2001	December 31, 2000	December 31, 1999

	(Thousands of Dollars)
BALANCE, JANUARY 1	$139,610	$137,535	$186,520
Net income for year	40,182	39,069	14,725

TOTAL	179,792	176,604	201,245

DIVIDENDS DECLARED ON CAPITAL STOCK
Cumulative Preferred, at required annual rates	-	-	(886)
Dividends to parent	(28,000)	(37,000)	(45,000)
Common	-	-	(17,447)

DIVIDENDS DECLARED ON CAPITAL STOCK	(28,000)	(37,000)	(63,333)

CAPITAL STOCK, RETIREMENT	-	-	(377)
Capital stock expense	-	6	-

BALANCE, DECEMBER 31	$151,792	$139,610	$137,535

Orange and Rockland Utilities, Inc.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

For the Year Ended December 31	2001	2000	1999

	(Thousands of Dollars)
NET INCOME FOR COMMON STOCK	$40,182	$39,069	$13,839
OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAXES
Investment in marketable equity securities, net of $703 and $454 taxes in 2001 and 2000, respectively	(808)	(843)	-
Minimum pension liability adjustments, net of $278 and $340 taxes in 2001 and 2000, respectively	(251)	(631)	-
Unrealized (losses) gains on derivatives qualified as hedges due to cumulative effect of a change in accounting principle, net of $5,709 taxes	(8,150)	-	-
Unrealized (losses)/gains on derivatives qualified as hedges, net of $999 taxes	(1,427)	-	-
Less: Reclassification adjustment for gains/(losses) included in net income, net of $844 taxes	1,205	-	-

TOTAL OTHER COMPREHENSIVE (LOSS)/INCOME, NET OF TAXES	(9,431)	(1,474)	—

COMPREHENSIVE INCOME	$30,751	$37,595	$13,839

The accompanying notes are an integral part of these financial statements.

Orange and Rockland Utilities, Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS

	As at
	December 31, 2001	December 31, 2000	December 31, 1999

	(Thousands of Dollars)
OPERATING ACTIVITIES
Net income	$40,182	$39,069	$14,725
PRINCIPAL NON-CASH CHARGES (CREDITS) TO INCOME
Depreciation and amortization	32,465	26,862	32,670
Amortization of investment tax credit	(472)	(454)	(6,303)
Federal income tax deferred (excluding taxes resulting from divestiture of plant)	3,003	444	(37,221)
Common equity component of allowance for funds used during construction	13	(212)	(20)
Gain on sale of land (net of tax)	-	(2,404)	-
Other non-cash charges	344	3,462	4,900
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable – customer, less allowance for uncollectibles	46,180	(28,441)	2,817
Materials and supplies, including fuel and gas in storage	(5,408)	(2,194)	14,972
Prepayments, other receivables and other current assets	11,772	(13,212)	12,550
Deferred recoverable energy costs	(13,522)	(26,166)	(1,055)
Accounts payable	(11,901)	30,584	(5,843)
Refunds to customers	2,122	1,621	24,432
Other – net	1,974	10,326	13,305

NET CASH FLOWS FROM OPERATING ACTIVITIES	106,752	39,285	69,929

INVESTING ACTIVITIES INCLUDING CONSTRUCTION
Utility construction expenditures	(61,581)	(51,279)	(40,693)
Common equity component of allowance for funds used during construction	(13)	212	20
Proceeds from disposition of property	364	-	-
Divestiture of utility plant (net of federal income tax)	-	-	256,117
Proceeds from sale of land (net of tax)	-	2,548	-

NET CASH FLOWS USED IN INVESTING ACTIVITIES INCLUDING CONSTRUCTION	(61,230)	(48,519)	215,444

FINANCING ACTIVITIES INCLUDING DIVIDENDS
Net proceeds from short-term debt	(24,220)	40,820	(149,050)
Issuance of long-term debt	-	55,000	45,000
Retirement of long-term debt	-	(120,030)	(1,690)
Retirement of preferred stock	-	-	(43,516)
Dividend to parent	(28,000)	(37,000)	(45,000)
Common stock dividends	-	-	(17,447)
Preferred stock dividends	-	-	(886)

NET CASH FLOWS USED IN FINANCING ACTIVITIES INCLUDING DIVIDENDS	(52,220)	(61,210)	(212,589)

CASH AND TEMPORARY CASH INVESTMENTS:
NET CHANGE FOR THE PERIOD	(6,698)	(70,444)	72,784
BALANCE AT BEGINNING OF PERIOD	$8,483	$78,927	$6,143

BALANCE AT END OF PERIOD	1,785	8,483	78,927

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$25,209	$27,285	$30,496
Income taxes	19,437	30,588	93,000

The accompanying notes are an integral part of these financial statements.

149

Orange and Rockland Utilities, Inc.

CONSOLIDATED STATEMENT OF CAPITALIZATION

	Shares outstanding		Year Ended December 31
	December 31, 2001	December 31, 2000
			2001	2000

			(Thousands of Dollars)
COMMON SHAREHOLDERS' EQUITY (NOTE B)
Common stock, $5.00 par value, authorized 1,000 shares	1,000	1,000	$5	$5
Retained earnings			151,792	139,610
Additional Paid in Capital			194,499	194,499
Accumulated other comprehensive income
Investment in marketable equity securities, net of $703 and $454 taxes in 2001 and 2000, respectively			(1,651)	(843)
Minimum pension liability adjustments, net of $278 and $340 taxes in 2001 and 2000, respectively			(882)	(631)
Unrealized (losses)/gains on derivatives qualified as hedges arising during the period due to cumulative effect of a change in accounting principle, net of $5,709 taxes			(8,150)	—
Unrealized (losses)/gains on derivatives qualified as hedges, net of $999 taxes			(1,427)	—
Reclassification adjustment for gains/(losses) included in net income, net of $844 taxes			1,205	—

Total other comprehensive income/(loss), net of taxes			(10,905)	(1,474)

TOTAL COMMON SHAREHOLDERS' EQUITY			335,391	332,640

Long-term debt (Note B)			At December 31
Maturity	Interest Rate	Series	2001	2000

			(Thousands of Dollars)
DEBENTURES:
2002	6.9%-7.0%	Various	$-	$5
2003	6.560%	1993D	35,000	35,000
2007	7.125%	1997J	20,000	20,000
2010	7.50%	2000A	55,000	55,000
2018	7.07%	1998C	3,200	3,200
2027	6.50%	1997F	80,000	80,000
2029	7.0%	1999G	45,000	45,000

TOTAL DEBENTURES			238,200	238,205

TAX-EXEMPT DEBT - NOTES ISSUED TO NEW YORK STATE ENERGY RESEARCH AND DEVELOPMENT AUTHORITY FOR POLLUTION CONTROL REFUNDING REVENUE BONDS:
2014	6.09	1994*	55,000	55,000
2015	4.21	1995*	44,000	44,000

TOTAL TAX-EXEMPT DEBT			99,000	99,000

UNAMORTIZED DEBT DISCOUNT			(1,429)	(1,549)

TOTAL LONG-TERM DEBT			335,771	335,656

TOTAL CAPITALIZATION			$671,162	$668,296

*
Rate reset quarterly; Average 2001 rate shown. The accompanying notes are an integral part of these financial statements.

150

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

These notes form an integral part of the accompanying consolidated financial statements of Orange and Rockland Utilities, Inc. (O&R) and its subsidiaries.

O&R

Orange and Rockland Utilities, Inc. (O&R), a regulated utility, along with its utility subsidiaries, Rockland Electric Company (RECO) and Pike County Light and Power Company (Pike), provide electric service to over 280,000 customers and gas service to over 120,000 customers in southeastern New York and in adjacent sections of New Jersey and northeastern Pennsylvania.

O&R has unregulated subsidiaries in land development businesses that are selling off their remaining land holdings. O&R's investment, on an unconsolidated basis, in these subsidiaries amounted to $17.3 million at December 31, 2001.

Acquisition By Con Edison

In July 1999 Consolidated Edison, Inc. (Con Edison) completed its acquisition of O&R for $791.5 million in cash.

The acquisition was accounted for under the purchase method of accounting in accordance with accounting principles generally accepted in the United States. The $437 million excess of the purchase price paid by Con Edison over the estimated fair value of O&R's net acquired assets and liabilities assumed was recorded by Con Edison as goodwill and has not been reflected in O&R's consolidated financial statements.

Note A - Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of O&R and all of its subsidiaries. All intercompany balances and transactions have been eliminated.

Accounting Policies

The accounting policies of O&R and its subsidiaries conform to accounting principles generally accepted in the United States. For regulated public utilities, like O&R, RECO and Pike, accounting principles generally accepted in the United States include the Financial Accounting Standards Board's (FASB) Statement of Financial Accounting Standards No. 71 (SFAS No. 71), "Accounting for the Effects of Certain Types of Regulation," and, in accordance with SFAS No. 71, the accounting requirements and ratemaking practices of the Federal Energy Regulatory Commission (FERC) and the state public utility regulatory authority having jurisdiction are followed. O&R is subject to regulation by the New York Public Service Commission (NYPSC); RECO by the New Jersey Board of Public Utilities (NJBPU) and Pike by the Pennsylvania Public Utility Commission (PPUC).

Rate and Restructuring Agreements

In 1997 the NYPSC, in its Competitive Opportunities proceeding, approved a four-year O&R Restructuring Plan pursuant to which O&R in 1999 sold all of its generating assets, made available retail access to all of its electric customers effective May 1999, and reduced its electric rates in 1997 and 1998. The sale of the generating assets was completed in June 1999. See Note H.

The New Jersey plan approved by the NJBPU in May 1999 provided rate reductions of $6.8 million or 5 percent effective August 1999 and an additional rate reduction of $2.7 million or 2 percent implemented in January 2001. A final rate reduction of $6.2 million or 4.6 percent will be implemented effective August 2002.

The Pennsylvania plan approved by the PPUC in July 1998 provided retail access to all customers effective May 1999.

In 1999 the NYPSC ratified a settlement agreement approving the merger of O&R and Con Edison. As part of this settlement, gas rates were reduced by $1.1 million or 0.8 percent in August 1999 and electric rates were reduced by $6.1 million in December 1999. This settlement allowed for a five-year amortization of merger costs and also allows O&R to share in net merger savings. The NJBPU and the PPUC also issued orders approving the merger. The NJBPU's order provided for a 75/25 percent customer/shareholder sharing of net merger savings and a ten-year amortization of merger costs. The customers' 75 percent share of net merger savings is being returned to them as part of the five percent restructuring rate reduction effective August 1, 1999. The PPUC agreement allows Pike to retain all net merger savings until its next general rate case and provides for a five-year amortization of merger costs.

In November 2000 the NYPSC approved an agreement among O&R, the NYPSC Staff, and the Consumer Protection Board covering the period from November 2000 through April 2002. In October 2001 the NYPSC approved an extension of this agreement covering the period May 2002 through October 2003. With limited exceptions, the agreement, as extended, provides for no changes to base rates. O&R will be permitted to retain $18.1 million of deferred credits that otherwise would have been returned to customers. Earnings for gas operations above a threshold of 11.1% are subject to a 50/50 sharing mechanism between customer and shareholder. The 11.1% sharing threshold is subject to a positive adjustment of up to 85 basis points for the attainment of competitive awareness and customer migration goals. The company is subject to a potential earnings penalty of approximately $450,000 per year for failure to meet minimum levels of performance regarding main replacement, gas leak backlog, customer safety complaints and protection of underground facilities.

Utility Revenues

Utility revenues are recorded on the basis of monthly customer cycle billings. Unbilled revenues are accrued at the end of each month for estimated energy usage since the last meter reading.

The level of revenues from gas sales in New York is subject to a weather normalization clause that requires recovery from or refund to firm customers of a portion of the shortfalls or excesses of firm net revenues which result from variations of more than plus or minus four percent in actual degree days from the number of degree days used to project heating season sales.

Recoverable Energy Costs

O&R recovers all of its prudently incurred purchased power and gas costs in accordance with rate provision approved by the NYPSC. If the actual purchased power or gas costs for a given month are more or less than amounts billed to customers for that month, the difference is recoverable from or refundable to customers. Differences between actual and billed purchased power costs are deferred for charge or refund to customers during the next billing cycle (normally within two months). For gas costs, differences between actual and billed gas costs during the 12 month period ended each August are charged or refunded to customers during a subsequent 12 month period.

RECO recovers all of its prudently incurred purchased power costs pursuant to rate provisions approved by the NJBPU. Differences between actual and billed electricity costs (which amounted to $76.7 million at December 31, 2001) are deferred for charge or refund to customers in the manner and at such time as is to be determined by the NJBPU.

Pike's recoveries of its energy costs are limited to a fixed price reflected in its current rates. In October 2001 an Administrative Law Judge issued a decision affirming Pike's petition to increase its rates $1.4 million to recover the projected excess of actual energy costs over the costs reflected in rates. The PPUC is expected to issue an order in this matter in the first quarter of 2002.

Utility Plant and Depreciation

Utility Plant is stated at original cost. The capitalized cost of additions to utility plant includes indirect cost such as engineering, supervision, payroll taxes, pensions, other benefits and an allowance for funds used during construction (AFDC). The original cost of property, together with removal cost, less salvage, is charged to accumulated depreciation as property is retired. The cost of repairs and maintenance is charged to expense, and the cost of betterments is capitalized.

Rates used for AFDC include the cost of borrowed funds and a reasonable rate on the utility's own funds when so used, determined in accordance with regulations of FERC and the state public utility regulatory authority having jurisdiction. The AFDC rate for O&R was 4.6 percent in 2001, 7.4 percent in 2000 and 5.0 percent in 1999. The AFDC rate for RECO was 9.1 percent in 2001, 9.1 percent in 2000 and 9.2 percent in 1999. The rate was compounded semiannually, and the amounts applicable to borrowed funds were treated as a reduction of interest charges.

For financial reporting purposes, depreciation is computed on the straight-line method based on the estimated useful lives of the various classes of property. Provisions for depreciation are equivalent to the following composite rates based on the average depreciable plant balances at the beginning and end of the year:

	Year Ended December 31,
	2001	2000	1999

Plant Classification
Electric	2.93%	3.00%	3.53%
Gas	2.51%	2.74%	2.75%
Common	7.66%	7.85%	7.80%

Temporary Cash Investments

Temporary cash investments are short-term, highly liquid investments that generally have maturities of three months or less. They are stated at cost, which generally approximates market. O&R considers temporary cash investments to be cash equivalents.

New Financial Accounting Standards

During 2001 the Financial Accounting Standards Board issued four new accounting standards: SFAS No. 141, "Business Combinations," SFAS No. 142, "Accounting for Goodwill and Other Intangible Assets," SFAS No. 143, "Accounting for Asset Retirement Obligations" and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

SFAS No. 141 requires that all business combinations initiated after June 30, 2001 use the purchase method of accounting, which includes recognition of goodwill. The implementation of SFAS No. 141 had no effect on O&R's consolidated financial statements.

SFAS No. 142, which O&R adopted on January 1, 2002, provides that goodwill, including amounts previously recognized under the purchase method, will no longer be subject to amortization and instead will be subject to periodic reviews for impairment. If determined to be impaired, goodwill will be reduced to its fair value and an impairment charge will be recognized in income, except at the transition date, when the charge would be reflected as a cumulative effect of a change in accounting principle. The goodwill impairment test is required to be performed each year, and whenever an event or series of events occurs indicating that goodwill might be impaired. The application of SFAS No. 142 did not have an effect on O&R's consolidated financial statements.

SFAS No. 143, which the company is required to adopt on January 1, 2003, requires entities to record the fair value of a liability associated with an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related asset. The liability is increased to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon retirement of the asset, the entity settles the obligation for the amount recorded or incurs a gain or loss. O&R has not yet determined the effect of this standard on its consolidated financial statements.

SFAS No. 144, which the company adopted on January 1, 2002, replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 144 requires that long-lived assets be measured at the lower of book value or fair value less cost to sell. The standard also broadens the reporting of discontinued operations. O&R does not expect the application of this standard to have a significant effect on its financial position of results of operations.

Federal Income Taxes

In accordance with SFAS No. 109, "Accounting for Income Taxes," O&R has recorded an accumulated deferred federal income tax liability for substantially all temporary differences between the book and tax bases of assets and liabilities at current tax rates. In accordance with rate agreements, the utility subsidiaries have recovered amounts from customers for a portion of the tax expense they will pay in the future as a result of the reversal or "turn-around" of these temporary differences. As to the remaining temporary differences, in accordance with SFAS No. 71, the utility subsidiaries have established regulatory assets for the net revenue requirements to be recovered from customers for the related future tax expense. See Note L. In 1993 the NYPSC issued a Policy Statement approving accounting procedures consistent with SFAS No. 109 and providing assurances that these future increases in taxes will be recoverable in rates.

Accumulated deferred investment tax credits are amortized ratably over the lives of the related properties and applied as a reduction in future federal income tax expense.

O&R and its subsidiaries file a consolidated federal income tax return as part of the consolidated return for Con Edison.

State Income Tax

The New York State tax laws applicable to utility companies were changed, effective January 1, 2000. Certain revenue-based taxes were repealed or reduced and replaced by a net income-based tax. In June 2001 the NYPSC issued its final Order relating to the tax law changes. It authorized each utility to use deferral accounting to record the difference between taxes being collected and the tax expense resulting from the tax law changes, until those changes are incorporated in base rates.

Deferred Revenue Taxes

Deferred revenue taxes represent the unamortized balance of an accelerated payment of New Jersey Gross Receipts and Franchise Tax (NJGRFT) required by legislation effective June 1, 1991, as well as New York State Metropolitan Transportation Authority (MTA) taxes that are deferred and amortized over a 12-month period following payment, in accordance with the requirements of the NYPSC. The deferred NJGRFT is being recovered in rates, with a carrying charge of 7.5 percent on the unamortized balance, over a five-year period.

Reclassification

Certain prior year amounts have been reclassified to conform to current year presentation.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note B - Capitalization

Common Stock

At December 31, 2001 and 2000, O&R had 1,000 shares of Common Stock, $5.00 par value per share, issued and outstanding, all of which was owned by Con Edison. Con Edison acquired O&R in July 1999.

Long-Term Debt

Long-term debt maturing in the period 2002-2006 is as follows:

(Millions of Dollars)
2002	$-
2003	35
2004	-
2005	-
2006	-

Long-term debt of O&R includes the notes issued by O&R to the New York State Energy Research and Development Authority for the net proceeds of the Authority's $55 million aggregate principal amount of 1994 Series and $44 million aggregate principal amount of 1995 Series Pollution Control Refunding Revenue Bonds. The interest rate determination method for this debt is subject to change in accordance with the related indenture, and the debt currently bears interest at a weekly rate determined by its remarketing agent. The debt is subject to optional and, in certain circumstances, mandatory tender for purchase by O&R. See Note O.

Long-term debt is stated at cost, which, as of December 31, 2001 approximates fair value.

Note C - Short-term Borrowing

At December 31, 2001, O&R had a $150 million commercial paper program, under which short-term borrowings are made at prevailing market rates. The program is supported by a revolving credit agreement with banks. At December 31, 2001, $16.6 million at a weighted average interest rate of 1.9% per annum was outstanding under the program. O&R may change the amount of its program from time to time, subject to a $150 million FERC-authorized limit.

Bank commitments under the revolving credit agreement expire in late 2002. The commitments may terminate upon a change in control of Con Edison or O&R and borrowings under the agreement are subject to certain conditions, including that the ratio (calculated in accordance with the agreements) of debt to total capital of the borrower does not at any time exceed 0.65 to 1. At December 31, 2001, the ratio was 0.51 to 1 compared to 0.53 to 1 at December 31, 2000, for O&R. Borrowings under the agreements are not subject to maintenance of credit rating levels. The fees charged for the revolving credit facilities and borrowings under the agreement reflect the credit ratings of the company.

See Note J for information about short-term borrowing from a related party.

Note D - Pension Benefits

O&R has a non-contributory pension plan that covers substantially all of its employees. These benefits are designed to comply with the Employee Retirement Income Security Act of 1974 (ERISA).

Investment gains and losses are fully recognized over a 15-year period (13 years for 1999 and 2000). Other actuarial gains and losses are recognized to expense over a 10-year period.

Pension costs for 1999 reflect the impact of the sale of generating assets and the acquisition of O&R by Con Edison. Due to the relatively high number of employees for whom benefits ceased to be accrued as a result of this event, a curtailment charge of $4.7 million was recognized. A portion of this curtailment charge was recorded as a regulatory asset in accordance with SFAS No. 71 and a portion was expensed. The acquisition of O&R by Con Edison in July 1999 triggered purchase accounting requirements that are reflected in the net periodic pension cost. Under such accounting, O&R's accrued pension liability was adjusted to recognize all previously unrecognized gains and losses arising from past experience different from that assumed, all unrecognized prior service costs, and the remainder of any unrecognized obligation or asset existing at the date of the initial application of SFAS No. 87, "Employers' Accounting for Pensions."

O&R is currently allowed to recover in rates pension costs recognized under SFAS No. 87. In accordance with the provisions of SFAS No. 71, the company defers for future recovery any difference between expenses recognized under SFAS No. 87 and the current rate allowance authorized by each regulatory jurisdiction in which it operates.

The components of O&R's net periodic pension costs for 2001, 2000 and 1999 were as follows:

	2001	2000	1999

	(Thousands of Dollars)
Service cost - including administrative expenses	$6,251	$4,887	$5,825
Interest cost on projected benefit obligation	27,016	25,397	19,702
Expected return on plan assets	(24,831)	(22,118)	(19,025)
Amortization of net actuarial loss (gain)	4,547	3,557	(2,725)
Amortization of prior service cost	416	-	2,128
Amortization of transition (asset)	-	-	(504)
Recognition of curtailment and termination benefits	-	-	11,857
Recognition of purchase accounting valuation	-	-	(29,611)

NET PERIODIC PENSION COST	$13,399	$11,723	$(12,353)

Amortized/(deferred and capitalized)	(10,582)	(7,677)	28,370

Net expense	$2,817	$4,046	$16,017

The funded status at December 31, 2001, 2000 and 1999 was as follows:

	2001	2000	1999

	(Thousands of Dollars)
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year	$358,173	$326,472	$289,765
Service cost - excluding administrative expenses	5,852	4,887	5,825
Interest cost on projected benefit obligation	27,016	25,397	19,702
Plan amendments	273	5,114	54
Net actuarial loss	2,763	14,669	22,551
Curtailment and termination benefits	-	-	4,707
Benefits paid	(19,653)	(18,366)	(16,132)

BENEFIT OBLIGATION AT END OF YEAR	$374,424	$358,173	$326,472

CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year	$270,127	$289,311	$266,511
Actual return on plan assets	(14,955)	(2,192)	29,811
Employer contributions	1,797	3,207	11,356
Benefits paid	(19,653)	(18,366)	(16,132)
Administrative expenses	(1,103)	(1,833)	(2,235)

FAIR VALUE OF PLAN ASSETS AT END OF YEAR	$236,213	$270,127	$289,311

FUNDED STATUS	$(138,211)	$(88,046)	$(37,161)
UNRECOGNIZED NET LOSS	89,258	50,552	13,390
UNRECOGNIZED PRIOR SERVICE COSTS	4,972	5,114	-

ACCRUED BENEFIT COST	$(43,981)	$(32,380)	$(23,771)

The amounts recognized in the balance sheet at December 31, 2001, 2000 and 1999 were as follows:

	2001	2000	1999

	(Thousands of Dollars)
Accrued benefit cost	$(45,519)	$(33,350)	$(23,771)
Intangible asset	169	-	-
Accumulated other comprehensive income	1,369	970	-

Net amount recognized	$(43,981)	$(32,380)	$(23,771)

The actuarial assumptions at December 31, 2001, 2000 and 1999 were as follows:

	2001	2000	1999

DISCOUNT RATE	7.50%	7.75%	8.00%
EXPECTED RETURN ON PLAN ASSETS	9.20%	8.50%	8.50%
RATE OF COMPENSATION INCREASE
Hourly	4.15%	4.40%	3.00%
Management	4.15%	4.40%	1.00%

O&R offers a defined contribution savings plan that covers substantially all of its employees. The company made contributions to the plan of approximately $1.0 million, $0.8 million and $0.9 million for years 2001, 2000 and 1999, respectively.

Note E - Postretirement Benefits Other than Pensions (OPEB)

O&R has a contributory medical and prescription drug program for all retirees, their dependents and surviving spouses. The company also has a non-contributory life insurance program for retirees.

Investment gains and losses are fully recognized in expense over a 15-year period (10 years for 1999 and 2000). Other actuarial gains and losses are fully recognized over a 10-year period.

Plan assets are used to pay benefits and expenses for participants that retired on or after January 1, 1995. O&R pays benefits for other participants. Plan assets include amounts owed to O&R of $0.3 million in 2001, $2.2 million in 2000 and $1.4 million in 1999.

During 1999 O&R sold its electric generating assets. Because of the relatively high number of O&R employees for whom benefits in the plan ceased to be accrued as a result of this event, a curtailment charge was recorded in accordance with SFAS No. 106, "Employers' Accounting for Postretirement Benefits other than Pensions."

The acquisition of O&R by Con Edison in July 1999 triggered purchase accounting requirements that are reflected in the net periodic pension cost. Under such accounting O&R's accrued postretirement liability was adjusted to recognize all previously unrecognized actuarial gains or losses, all unrecognized prior service costs, and the remainder of any unrecognized obligation or asset existing at the date of the initial application of SFAS No. 106. The total of these adjustments along with the curtailment charge discussed above were recorded as a regulatory asset in accordance with SFAS No. 71.

O&R is currently allowed to recover in rates OPEB costs recognized under SFAS No. 106. In accordance with the provisions of SFAS No. 71, O&R defers for future recovery any difference between expenses recognized under SFAS No. 106 and the current rate allowance authorized by each regulatory jurisdiction in which it operates.

The components of O&R's postretirement benefit (health and life insurance) costs for 2001, 2000 and 1999 were as follows:

	2001	2000	1999

	(Thousands of Dollars)
Service cost	$1,577	$1,478	$1,699
Interest cost on accumulated postretirement benefit obligation	7,069	6,856	5,302
Expected return on plan assets	(3,721)	(3,188)	(2,174)
Amortization of net actuarial loss	1,260	901	383
Amortization of prior service cost	(97)	-	4
Amortization of transition obligation	-	-	1,213
Recognition of curtailment and termination benefits	-	-	(5,091)
Recognition of purchase accounting valuation	-	-	39,166

NET PERIODIC POSTRETIREMENT BENEFIT COST	$6,088	$6,047	$40,502

Deferred and capitalized/(Amortized)	2,193	1,602	35,222

Net expense	$3,895	$4,445	$5,280

The funded status of the programs at December 31, 2001, 2000 and 1999 was as follows:

	2001	2000	1999

	(Thousands of Dollars)
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year	$94,048	$88,536	$80,477
Service cost	1,577	1,478	1,699
Interest cost on accumulated postretirement benefit obligation	7,069	6,856	5,302
Plan amendments	-	(979)	-
Net actuarial loss	5,096	2,992	6,314
Benefits paid and administrative expenses	(6,310)	(5,041)	(5,405)
Participant contributions	246	206	149

BENEFIT OBLIGATION AT END OF YEAR	$101,726	$94,048	$88,536

CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year	$39,069	$37,890	$31,180
Actual return on plan assets	106	162	2,920
Employer contributions	6,088	2,500	5,512
Participant contributions	126	113	72
Benefits paid and administrative expenses	(4,743)	(1,596)	(1,794)

FAIR VALUE OF PLAN ASSETS AT END OF YEAR	$40,646	$39,069	$37,890

Funded status	$(61,080)	$(54,979)	$(50,646)
Unrecognized net loss	22,393	13,312	9,008
Unrecognized prior service costs	(882)	(979)	-

Accrued postretirement benefit cost	$(39,569)	$(42,646)	$(41,638)

The actuarial assumptions at December 31, 2001, 2000 and 1999 were as follows:

	2001	2000	1999

DISCOUNT RATE	7.50%	7.75%	8.00%
EXPECTED RETURN ON PLAN ASSETS
Tax-exempt assets	9.20%	8.50%	8.50%
Taxable assets	8.70%	8.00%	7.50%

The health care cost trend rate assumed for 2002 is 8.0 percent. The rate is assumed to decrease gradually to 5.0 percent by 2006 and remain at that level thereafter.

A one-percentage point change in the assumed health care cost trend rate would have the following effects:

	1-Percentage-Point Increase	1-Percentage-Point Decrease

	(Thousands of Dollars)
Effect on accumulated postretirement benefit obligation	$9,396	$(8,111)
Effect on service cost and interest cost components	$987	$(833)

Note F - Environmental Matters

Hazardous substances, such as asbestos, polychlorinated biphenyls (PCBs) and coal tar, have been used or generated in the course of operations of O&R and may be present in its facilities and equipment.

The Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (Superfund) and similar state statutes impose joint and severe liability, regardless of fault, upon generators of hazardous substances for resulting removal and remedial costs and environmental damages. Liabilities under these laws can be material and in some instances may be imposed without regard to fault, or may be imposed for past acts, even though such past acts may have been lawful at the time that they occurred.

At December 31, 2001, O&R had accrued $38.4 million as its best estimate of its liability for sites as to which it has received process or notice alleging that hazardous substances generated by the company (and, in most instances, other potentially responsible parties) were deposited. There will be additional liability relating to these sites and other sites, including the costs of investigating and remediating sites where the company or its predecessors manufactured gas. The total amount of liability is not presently determinable but may be material to the company's financial position, results of operations or liquidity.

O&R is permitted under current rate agreements to defer for subsequent recovery through rates certain site investigation and remediation costs with respect to hazardous waste. At December 31, 2001, $40.5 million of such costs had been deferred as a regulatory asset for remediation of MGP sites.

Suits have been brought in New York State and federal courts against O&R and many other defendants, wherein a large number of plaintiffs sought large amounts of compensatory and punitive damages for deaths and injuries allegedly caused by exposure to asbestos at various premises of the company. Many of these suits have been disposed of without any payment by O&R, or for immaterial amounts. The amounts specified in all the remaining suits total billions of dollars but the company believes that these amounts are greatly exaggerated, as were the claims already disposed of. Based on the information and relevant circumstances known to O&R at this time, these suits are not expected to have a material adverse effect on the company's financial position, results of operation or liquidity.

Workers' compensation administrative proceedings have been commenced, wherein current and former employees claim benefits based upon alleged disability from exposure to asbestos. Based on the information and relevant circumstances known to O&R at this time, these claims are not expected to have a material adverse effect on the company's financial position, results of operations or liquidity. At December 31, 2001, the company had accrued a $1.6 million provision as its best estimate of its liability for these alleged claims and deferred a like amount as a regulatory asset.

In May 2000 the New York State Department of Environmental Conservation (DEC) issued notices of violation to O&R and four other companies that have operated coal-fired electric generating facilities in New York State. The notices allege violations of the federal Clean Air Act and the New York State Environmental Conservation law resulting from the alleged failure to install pollution control equipment that would have reduced harmful emissions. The notice of violation received by O&R relates to the

Lovett Generating Station that it sold in June 1999. O&R is unable to predict whether or not the alleged violations will have a material adverse effect on its financial position, results of operation or liquidity.

Note G - Non-Utility Generators

O&R has contracts with NUGs for approximately 27 MW of electric generating capacity. The contract extends for various periods, up to 2008. Assuming performance by the NUGs, O&R is obligated to purchase capacity and energy under the contracts. For the years 2002-2006, fixed payments under the contracts are estimated to be $18.9 million, $16.1 million, $15.4 million, $15.6 million and $4.7 million. In addition for energy delivered under one of the contracts (for 19 MW), O&R is obligated to pay variable prices that are currently estimated to be above market levels. O&R is recovering its costs under the contracts pursuant to rate provisions approved by the state public utility regulatory authority having jurisdiction.

Note H - Generation Divestiture

In June 1999 O&R sold all of its generating assets, including the two-thirds interest in the Bowline Point generating facility owned by Con Edison of New York.

The total gross proceeds from the sale amounted to approximately $486.2 million, of which approximately $349.3 million was attributable to O&R and approximately $136.9 million was attributable to Con Edison of New York. The net book value of the generating assets sold was $275.4 million. After deducting approximately $18.4 million of sale-related costs. O&R's pre-tax gain on the sale amounted to approximately $55.5 million. The net gain after federal income tax on the sale was approximately $14.7 million. As required by regulatory orders approving the sale, the net gain from the sale was deferred pending final review by the NYPSC, the NJBPU and the PPUC of the calculation of the gain as well as final disposition of the net gain. O&R's reported after-tax net income for the 12 months ended December 31, 1999 was positively impacted by approximately $2.4 million as a result of the sale.

The divestiture triggered curtailments and special termination benefits accounting as required by SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits". O&R's transition program for its generating employees contains special provisions that allow early vesting and enhancements to the benefit plans for those employees not offered employment or who are involuntarily terminated by the new owner within five years from the date of transfer. The expected costs of these enhancements together with curtailment costs resulted in additional pension and postretirement benefit costs of $1.6 million and $0.8 million, respectively. These estimates are included in the $18.4 million of sales related costs noted above. O&R will retain the pension assets and liabilities as well as the obligation relating to the employees, who were employed by O&R prior to the sale. O&R made a $10 million settlement payment with respect to certain pension calculations and reduced its pension and other post employment benefit liability by this amount.

In March 2000 the NYPSC issued an order directing O&R to pass back a portion of the gain from the sale of generating assets to New York customers over a 20-month period that ended November 30, 2001.

In an order dated July 28, 1999, the NJBPU approved RECO's restructuring plan, which included passing back to customers its share of the gain from the sale of generating assets over a 31-month period starting January 1, 2001.

In June 2000 the PPUC issued an order approving the pass back to customers of Pike's share of the gain from the sale of the generating assets over a 67-month period starting June 2000.

Note I - Regulatory Assets and Liabilities

O&R has established various regulatory assets and liabilities to defer specific costs and gains that the applicable regulatory agencies have permitted or are expected to permit to be recovered in rates or refunded to customers over time. For RECO, current recovery of purchase power costs is subject to certain limitations imposed by the NJBPU and costs that are not currently recovered are deferred for future recovery. At December 31, 2001 and at December 31, 2000, net recoverable purchase power costs of approximately $76.7 million and $34.6 million were deferred by RECO for future recovery, respectively.

Note J - Related Party Transactions

Each month O&R is invoiced by Con Edison and its affiliates for the cost of any services rendered to O&R by Con Edison and its affiliates. These services, provided primarily by Con Edison's other regulated subsidiary, Consolidated Edison Company of New York, Inc. (Con Edison of New York), include substantially all administrative support operations, such as corporate directorship and associated ministerial duties, accounting, treasury, investor relations, information resources, legal, human resources, fuel supply and energy management services. The cost of these services was $14.4 million for 2001 and $10.7 million for 2000. In addition O&R purchased $140.9 million of natural gas from Con Edison of New York in 2001 and $103.9 million in 2000.

O&R provides certain recurring services to Con Edison of New York on a monthly basis, including cash receipts processing, rubber goods testing, and certain administrative services. The cost of these services, which are invoiced to Con Edison of New York, totaled $10.9 million for 2001 and $8.3 million for 2000. In addition O&R sold $0.7 million of natural gas to Con Edison of New York during 2001 and $4.9 million during 2000.

In February 2002, the FERC authorized Con Edison of New York to lend funds to O&R, for periods of not more than 12 months, in amounts not to exceed $150 million at any time outstanding, at prevailing market rates.

Note K - Leases

The future minimum rental commitments under O&R's non-cancelable operating leases are as follows:

(Millions of Dollars)

2002	$1.7
2003	1.4
2004	1.5
2005	1.5
2006	1.0
All years thereafter	23.9

Total	$31.0

Note L - Income Tax

The components of income taxes are as follows:

	(Thousands of Dollars)
For the Year Ended December 31	2001	2000	1999

Charged to operations:
State
Current	$2,157	$6,040	$1,966
Deferred - net	4,625	-	-
Federal
Current	6,798	15,563	137
Deferred - net	13,026	1,345	3,691
Amortization of investment tax credit	(136)	(123)	(113)

TOTAL CHARGED TO OPERATIONS	26,470	22,825	5,681

Charged to other income:
State
Current	$28	-	-
Deferred - net	135	-	-
Federal
Current	(297)	2,151	80,787
Deferred - net	(63)	9	(40,156)
Amortization of investment tax credit	(336)	(331)	(6,189)

TOTAL CHARGED TO OTHER INCOME	(533)	1,829	34,442

TOTAL	$25,937	$24,654	$40,123

The tax effect of temporary differences which gave rise to deferred tax assets and liabilities is as follows:

	As of December 31
	2001	2000	1999

	(Millions of Dollars)
Liabilities:
Depreciation	$92	$90	$87
SFAS No. 109	35	34	33
Other	52	17	24

TOTAL LIABILITIES	179	141	144

Assets:
Other	(54)	(20)	(24)

TOTAL ASSETS	(54)	(20)	(24)

NET LIABILITY	$125	$121	$120

Reconciliation of the difference between income tax expenses and the amount computed by applying the prevailing statutory income tax rate to income before income taxes is as follows:

For the Year Ended December 31,	2001	2000	1999

	(% of Pre-tax income)
STATUTORY TAX RATE
Federal	35%	35%	35%
Changes in computed taxes resulting from:
State Income Tax	8%	6%	2%
Depreciation related differences	0%	1%	3%
Cost of removal	(1)%	(1)%	(2)%
Amortization of investment tax credit	(1)%	(1)%	(12)%
Other	(1)%	(1)%	4%

Subtotal	40%	39%	30%

Unallowable cost related to merger	-	-	6%
Sale of divested assets	-	-	38%

Effective tax rate	40%	39%	74%

Note M - Stock-Based Compensation

Under Con Edison's Stock Option Plan (the Plan), options may be granted to officers and key employees of Con Edison and its subsidiaries for up to 10 million shares of Con Edison's common stock. Generally, options become exercisable three years after the grant date and remain exercisable until 10 years from the grant date.

As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation," the Company has elected to follow Accounting Principles Board Opinion No. 25 (APB No. 25), "Accounting for Stock Issued to Employees," and related interpretations in accounting for its employee stock options. Under APB No. 25, because the exercise price of Con Edison's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Disclosure of pro-forma information regarding net income is required by SFAS No. 123. The information presented below relates to the income of O&R. This information has been determined as if O&R had accounted for the stock options awarded to officers and employees under the fair value method of that statement. The fair values of 2001 and 2000 options are $5.23 and $4.42 per share, respectively. These values were estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2001	2000

Risk-free interest rate	5.22%	6.25%
Expected lives - in years	8	8
Expected stock volatility	21.32%	20.51%
Dividend yield	5.83%	6.60%

The following table reflects pro forma net income had O&R elected to adopt the fair value approach of SFAS No. 123 (income in millions):

	2001	2000

Net Income:
As reported	$40	$39
Pro forma	$40	$39

These pro forma amounts may not be representative of future disclosures due to changes in future market conditions and additional option grants in future years.

A summary of the status of stock options awarded to officers and employees of O&R under the Plan as of December 31, 2001 and 2000 and changes during those years is as follows:

	Shares	Weighted Average Price

Outstanding at 12/31/99	-
Granted	73,000	$32.500
Exercised	-	-
Forfeited	-	-

Outstanding at 12/31/00	73,000	32.500
Granted	101,000	37.750
Exercised	-	-
Forfeited	-	-

Outstanding at 12/31/01	174,000	$35.547

The following summarizes the Plan's stock options outstanding at December 31, 2001:

Plan Year	Weighted Average Exercise Price	Shares Outstanding At 12/31/01	Remaining Contractual Life

2001	$37.750	101,000	9 years
2000	32.500	73,000	8 years

As of December 31, 2001 and 2000, no options were exercisable.

Note N - Financial Information by Business Segment

O&R's business segments were determined based on similarities in economic characteristics, the regulatory environment and management's reporting requirements. O&R's business segments are:

  •
  Regulated Electric - consists of regulated activities relating to the transmission and distribution of electricity in New York, New Jersey and Pennsylvania.

  •
  Regulated Gas - consists of regulated activities of O&R and its subsidiaries relating to the transportation and distribution of natural gas in New York and Pennsylvania.

  •
  Unregulated Subsidiaries - represents the operations of O&R's unregulated subsidiaries in land development business.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. See Note A.

Common services shared by the business segments are assigned directly or allocated based on various cost factors, depending on the nature of the services provided.

The financial data for business segments are as follows:

	Regulated Electric
	2001	2000	1999

	(Thousands of Dollars)
Operating revenues	$538,375	$513,016	$459,561
Intersegment revenues	-	11	8
Depreciation and amortization	24,892	20,625	25,719
Income tax expense	22,716	20,174	6,251
Operating income	50,223	47,529	18,705
Interest charges	15,724	16,912	23,860
Total assets	837,535	828,489	809,692
Construction expenditures	44,571	33,751	24,731
	Regulated Gas
	2001	2000	1999

	(Thousands of Dollars)
Operating revenues	$197,862	$183,436	$156,995
Intersegment revenues	-	-	37
Depreciation and amortization	7,888	6,501	6,891
Income tax expense	3,536	1,100	71
Operating income	13,145	11,091	7,182
Interest charges	8,414	8,430	8,769
Total assets	294,769	304,305	266,248
Construction expenditures	17,010	17,528	15,962

	Unregulated Subsidiaries
	2001	2000	1999

	(Thousands of Dollars)
Operating revenues	$104	$4,521	$938
Intersegment revenues	-	-	-
Depreciation and amortization	-	3	60
Income tax expense	218	1,551	(641)
Operating income	(366)	1,821	(603)
Interest charges	3	17	6
Total assets	3,036	5,863	7,250
Construction expenditures	-	-	-
	Total
	2001	2000	1999

	(Thousands of Dollars)
Operating revenues	$736,341	$700,973	$617,494
Intersegment revenues	-	11	45
Depreciation and amortization	32,780	27,129	32,670
Income tax expense	26,470	22,825	5,681
Operating income	63,002	60,441	25,284
Interest charges	24,141	25,359	32,635
Total assets	1,135,340	1,138,657	1,083,190
Construction expenditures	61,581	51,279	40,693
  (a)
  For a description of O & R, see "O&R" appearing before Note A.

Note O - Derivative Instrument and Hedging Activities

As of January 2001, O&R adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No.137, "Deferral of the Effective Date of FASB Statement No. 133", and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities-an amendment of FASB Statement No.133" (SFAS No.133).

Energy Price Hedging

O&R uses derivative financial instruments to hedge market price fluctuations in related underlying transactions for the physical purchase or sale of electricity (Hedges).

Pursuant to SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS No. 71), the company defers recognition in income of gains and losses on a Hedge until the underlying transaction is completed. Pursuant to rate provisions that permit the recovery of the cost of purchased power, the company credits or charges its customer's gains or losses on Hedges and related transaction costs. See "Recoverable Energy Costs" in Note A. Upon adoption of SFAS No.133, the company had no transition adjustments relating to Hedges to recognize in other comprehensive income.

Interest Rate Hedging

In connection with its $55 million promissory note issued to the New York State Energy Research and Development Authority for the net proceeds of the Authority's variable rate Pollution Control

Refunding Revenue Bonds, 1994 Series A (the 1994 Bonds), O&R has a swap agreement pursuant to which it pays interest at 6.09 percent and is paid interest at the same variable rate as is paid on the 1994 Bonds. Pursuant to SFAS No. 133, O&R's swap agreement is accounted for as a cash flow hedge and changes in its fair value are recorded in other comprehensive income. Upon adoption of SFAS No. 133, O&R recognized after-tax transition adjustment losses relating to the swap agreement of $8.1 million in other comprehensive income. In 2001 O&R reclassified $1.2 million of such losses from accumulated other comprehensive income to income. As of December 31, 2001, unrealized after-tax losses relating to the swap agreement amounted to $8.3 million of which $1.1 million were expected to be reclassified from accumulated other comprehensive income to income within the next 12 months.

Comprehensive Income

Unrealized (losses)/gains on derivatives, net of tax included in accumulated other comprehensive income was as follows:

(Millions of Dollars)
Twelve Months Ended December 31, 2001
Unrealized (losses)/gains on derivatives qualified as Hedges due to cumulative effect of a change in accounting principles, net of $5.7 taxes	$(8.1)
Unrealized (losses)/gains on derivatives, qualified as
Hedges, net of $1.0 taxes	(1.4)
Reclassification adjustment for gains/(losses) included
in net income, net of $0.8 taxes	1.2

Unrealized (losses)/gains on derivatives qualified as hedges, at December 31, 2001	$(8.3)

SCHEDULE I

Condensed Financial Information of Consolidated Edison, Inc.

CONDENSED BALANCE SHEET

	At December 31,
	2001	2000
	(Thousands of Dollars)
ASSETS
CURRENT ASSETS
Cash and temporary cash investments	$423	$5,531
Restricted cash	69,823	—
Other current assets	3,065	2,261

TOTAL CURRENT ASSETS	73,311	7,792
INVESTMENTS IN SUBSIDIARIES	6,428,440	6,170,024
GOODWILL	409,404	420,321
OTHER ASSETS	6,040	4,435

TOTAL ASSETS	$6,917,195	$6,602,572

CAPITALIZATION AND LIABILITIES
STOCKHOLDERS' EQUITY
Common stock	$1,436,643	$1,436,643
Retained earnings	5,190,404	4,991,651

TOTAL STOCKHOLDERS' EQUITY	6,627,047	6,428,294
CURRENT LIABILITIES
Accounts payable	82,667	103,680
Notes payable	207,860	74,254
Other current liabilities	2,203	9,674

TOTAL CURRENT LIABILITIES	292,730	187,608
NONCURRENT LIABILITIES	(2,582)	(13,330)

TOTAL LIABILITIES	290,148	174,278

TOTAL CAPITALIZATION AND LIABILITIES	$6,917,195	$6,602,572

Condensed Financial Information of Consolidated Edison, Inc.

CONDENSED INCOME STATEMENT

	2001	2000	1999
	(Thousands of Dollars, except per share amounts)
Equity in earnings of subsidiaries	$688,945	$616,930	$709,604
Other income (deductions), net of taxes	13,465	(15,315)	980
Operating expenses
Amortization of O&R goodwill	(10,821)	(10,917)	(5,459)
Other	(1,155)	(990)	(2,709)
Interest expense	(8,192)	(6,873)	(1,801)

NET INCOME	$682,242	$582,835	$700,615

Average number of shares outstanding (in thousands)	212,147	212,186	223,442
Basic earnings per common share	$3.22	$2.75	$3.14
Diluted earnings per common share	$3.21	$2.74	$3.13

Condensed Financial Information of Consolidated Edison, Inc.

CONDENSED STATEMENT OF CASH FLOWS

	2001	2000	1999
	(Thousands of Dollars, except per share amounts)
NET INCOME	$682,242	$582,835	$700,615
Dividends received from:
Consolidated Edison Company of New York, Inc.	459,954	462,503	1,327,786
Orange and Rockland Utilities, Inc.	28,000	37,000	45,000
Other—net	(574,697)	(468,152)	(944,584)

NET CASH FLOWS FROM OPERATING ACTIVITIES	595,499	614,186	1,128,817
INVESTING ACTIVITIES
Acquisition of Orange and Rockland Utilities, Inc., net of cash and cash equivalents	—	—	(509,083)
FINANCING ACTIVITIES
Repurchase of common stock	—	(39,078)	—
Stock options exercised	(5,430)	(1,026)	(16,757)
Common stock dividends	(459,954)	(462,503)	(477,110)
Contributions to subsidiaries	(65,400)	(113,821)	(165,220)

NET CASH FLOWS FROM FINANCING ACTIVITIES	(530,784)	(616,428)	(659,087)

NET CHANGE FOR THE PERIOD	64,715	(2,242)	(39,353)
BALANCE AT BEGINNING OF PERIOD	$5,531	$7,773	$47,126

BALANCE AT END OF PERIOD	$70,246	$5,531	$7,773

LESS: RESTRICTED CASH	69,823	—	—

BALANCE: UNRESTRICTED CASH AND TEMPORARY CASH INVESTMENTS	$423	$5,531	$7,773

Schedule II

VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2001, 2000 and 1999

			COLUMN C Additions
	COLUMN A	COLUMN B	(1) Charged to Costs and Expenses	(2) Charged To Other Accounts		COLUMN D	COLUMN E
Company	Description	Balance at Beginning of Period				Deductions**	Balance At End of Period
	(Thousands of Dollars)
Con Edison	Allowance for uncollectible accounts*:
	2001	$33,714	$43,299	—		$42,238	$34,775
	2000	$34,821	$38,292	—		$39,399	$33,714
	1999	$24,957	$41,456	$3,686	***	$35,278	$34,821
Con Edison of New York	Allowance for uncollectible accounts*:
	2001	$25,800	$40,097	—		$36,497	$29,400
	2000	$22,600	$31,808	—		$28,608	$25,800
	1999	$22,600	$25,369	—		$25,369	$22,600
O&R	Allowance for uncollectible accounts*:
	2001	$3,845	$3,870	—		$5,090	$2,625
	2000	$5,395	$3,029	—		$4,579	$3,845
	1999	$3,686	$8,806	—		$7,097	$5,395

*
This is a valuation account deducted in the balance sheet from the assets (Accounts receivable -customer) to which they apply.

**
Accounts written off less cash collections, miscellaneous adjustments and amounts reinstated as receivables previously written off.

***
Represents O&R balance at time of Con Edison's acquisition of O&R in July 1999.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

CON EDISON

None.

CON EDISON OF NEW YORK

None.

O&R

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11.  EXECUTIVE COMPENSATION

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CON EDISON

Information required by Part III as to Con Edison is incorporated by reference from Con Edison's definitive joint proxy statement for its Annual Meeting of Stockholders to be held on May 20, 2002. The proxy statement is to be filed pursuant to Regulation 14A not later than 120 days after December 31, 2001, the close of the fiscal year covered by this report.

In accordance with General Instruction G(3) to Form 10-K, other information regarding Con Edison's Executive Officers may be found in Part I of this report under the caption "Executive Officers of the Registrant."

CON EDISON OF NEW YORK

Information required by Part III as to Con Edison of New York is substantially the same as the information required by Part III as to Con Edison. Con Edison owns all of the issued and outstanding shares of Con Edison of New York Common Stock ($2.50 par value). No Trustee or executive officer of Con Edison of New York owns any voting or equity securities of Con Edison of New York and, to the best knowledge of the management of Con Edison of New York, no person, other than Con Edison, owns more than 5% of any class of voting securities of Con Edison of New York.

In accordance with General Instruction G(3) to Form 10-K, other information regarding Con Edison of New York's Executive Officers may be found in Part I of this report under the caption "Executive Officers of the Registrant."

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Documents filed as part of this report:

1.    List of Financial Statements—See financial statements listed in Item 8.

2.    List of Financial Statement Schedules—See financial statements schedules listed in Item 8.

3.    List of Exhibits

Exhibits listed below which have been filed previously with the Securities and Exchange Commission pursuant to the Securities Act of 1933 and the Securities Exchange Act of 1934, and which were designated as noted below, are hereby incorporated by reference and made a part of this report with the same effect as if filed with the report. Exhibits listed below that were not previously filed are filed herewith.

CON EDISON

2.1	Amended and Restated Agreement and Plan of Merger, dated as of October 13, 1999, as amended and restated as of January 11, 2000, among Con Edison, Northeast Utilities, Consolidated Edison, Inc. (a Delaware corporation, originally incorporated as CWB Holdings, Inc.) and N Acquisition LLC. (Designated in Con Edison's Current Report on Form 8-K, dated January 11, 2000 (File No. 1-14514) as Exhibit 2.)
3.1.1	Restated Certificate of Incorporation of Consolidated Edison, Inc. ("Con Edison") (Designated in the Registration Statement on Form S-4 of Con Edison (No. 333-39164) as Exhibit 3.1.)
3.1.2	By-laws of Con Edison, effective as of June 23, 1998. (Designated in Con Edison's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998 (File No. 1-14514) as Exhibit 3.2.1)
10.1.1
Con Edison 1996 Stock Option Plan, as amended and restated effective February 24, 1998. (Designated in Con Edison of New York's Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-1217) as Exhibit 10.20.)
10.1.2
The Consolidated Edison, Inc. Restricted Stock Plan for Non-Employee Directors, effective October 1, 1998. (Designated in Con Edison's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-14514) as Exhibit 10.20.)
10.1.3
Employment Agreement, dated as of September 1, 2000, between Con Edison and Eugene R. McGrath. (Designated in Con Edison's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000 (File No. 1-14514) as Exhibit 10.1.1)
10.1.4
Employment Agreement, dated as of September 1, 2000, between Con Edison and Joan S. Freilich. (Designated in Con Edison's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000 (File No. 1-14514) as Exhibit 10.1.2)
10.1.5
Employment Agreement, dated as of September 1, 2000, between Con Edison and John D. McMahon. (Designated in Con Edison's Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-14514) as Exhibit 10.1.5)
10.1.6
Employment Agreement, dated as of September 1, 2000, between Con Edison and Kevin Burke. (Designated in Con Edison's Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-14514) as Exhibit 10.1.6.)
10.1.7
Severance Program for Officers of Consolidated Edison, Inc. and its Subsidiaries, effective as of September 1, 2000. (Designated in Con Edison's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000 (File No. 1-14514) as Exhibit 10.1.3)
10.1.8	The Consolidated Edison, Inc. Stock Purchase Plan. (Designated in Con Edison's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 (File No. 1-14514) as Exhibit 10)
12.1	Statement of computation of ratio of earnings to fixed charges for the years 1997-2001.
21.1	Subsidiaries of Con Edison.
23.1	Consent of PricewaterhouseCoopers LLP.
24.1	Powers of Attorney of each of the persons signing this report by attorney-in-fact.

CON EDISON OF NEW YORK

3.2.1.1	Restated Certificate of Incorporation of Con Edison filed with the Department of State of the State of New York on December 31, 1984. (Designated in the Annual Report on Form 10-K of Con Edison of New York for the year ended December 31, 1989 (File No. 1-1217) as Exhibit 3(a).)
3.2.1.2	The following certificates of amendment of Restated Certificate of Incorporation of Con Edison of New York filed with the Department of State of the State of New York, which are designated as follows:

Securities Exchange Act
Date Filed With Department of State	File No. 1-1217
	Form	Date	Exhibit
5/16/88	10-K	12/31/89	3(b	)
6/2/89	10-K	12/31/89	3(c	)
4/28/92	8-K	4/24/92	4(d	)
8/21/92	8-K	8/20/92	4(e	)
2/18/98	10-K	12/31/97	3.1.2.3

3.2.2	By-laws of Con Edison of New York, effective as of February 17, 2000. (Designated in the Annual Report on Form 10-K of Con Edison of New York for the year ended December 31, 1999 (File No. 1-1217) as Exhibit 3.2.2.2)
4.2.1.1
Participation Agreement, dated as of December 1, 1992, between New York State Energy Research and Development Authority ("NYSERDA") and Con Edison of New York. (Designated in Con Edison of New York's Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 1-1217) as Exhibit 4(f).)
4.2.1.2
The following Supplemental Participation Agreements supplementing the Participation Agreement, dated as of December 1, 1992, between NYSERDA and Con Edison of New York, which are designated as follows:

	Supplemental Participation Agreement		Securities Exchange Act File No. 1-1217
	Number	Date	Form	Date
1.	First	3/15/93	10-Q	6/30/93	4.1
2.	Second	10/1/93	10-Q	9/30/93	4.3
3.	Third	12/1/94	10-K	12/31/94	4.7.3
4.	Fourth	7/1/95	10-Q	6/30/95	4.2

4.2.2	Participation Agreement, dated as of July 1, 1999, between NYSERDA and Con Edison of New York. (Designated in Con Edison of New York's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999 (File No. 1-1217) as Exhibit 4.1.)
4.2.3
Participation Agreement, dated as of June 1, 2001, between NYSERDA and Con Edison of New York. (Designated in Con Edison of New York's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 (File No. 1-1217) as Exhibit 10.2.1)

4.2.4	Participation Agreement, dated as of November 1, 2001, between NYSERDA and Con Edison of New York. (Designated in Con Edison of New York's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 (File No. 1-1217) as Exhibit 10.2.1)
4.2.5.1	Indenture of Trust, dated as of December 1, 1992, between NYSERDA and Morgan Guaranty Trust Company of New York, as Trustee (Morgan Guaranty)y. (Designated in Con Edison of New York's Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 1-1217) as Exhibit 4(i).)
4.2.5.2	The following Supplemental Indentures of Trust supplementing the Indenture of Trust, dated as of December 1, 1992, between NYSERDA and Morgan Guaranty.
	Supplemental Indenture of Trust		Securities Exchange Act File No. 1-1217
	Number	Date	Form	Date	Exhibit
1.	First	3/15/93	10-Q	6/30/93	4.2
2.	Second	10/1/93	10-Q	9/30/93	4.4
3.	Third	12/1/94	10-K	12/31/94	4.11.3
4.	Fourth	7/1/95	10-Q	6/30/95	4.3
4.2.6.1	Indenture of Trust, dated as of July 1, 1999 between NYSERDA and HSBC Bank USA, as trustee. (Designated in Con Edison of New York's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999 (File No. 1-1217) as Exhibit 4.2.)
4.2.6.2	Supplemental Indenture of Trust, dated as of July 1, 2001, to Indenture of Trust, dated July 1, 1999 between NYSERDA and HSBC Bank USA, as trustee. (Designated in Con Edison of New York's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 (File No. 1-1217) as Exhibit 10.2.2.)
4.2.7	Indenture of Trust, dated as of June 1, 2001 between NYSERDA and The Bank of New York, as trustee. (Designated in Con Edison of New York's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 (File No. 1-1217) as Exhibit 10.2.3.)
4.2.8	Indenture of Trust, dated as of November 1, 2001 between NYSERDA and The Bank of New York, as trustee. (Designated in Con Edison of New York's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 (File No. 1-1217) as Exhibit 10.2.2.)
4.2.9.1	Indenture, dated as of December 1, 1990, between Con Edison of New York and The Chase Manhattan Bank (National Association), as Trustee (the "Debenture Indenture"). (Designated in Con Edison of New York's Annual Report on Form 10-K for the year ended December 31, 1990 (File No. 1-1217) as Exhibit 4(h).)
4.2.9.2	First Supplemental Indenture (to the Debenture Indenture), dated as of March 6, 1996, between Con Edison of New York and The Chase Manhattan Bank (National Association), as Trustee. (Designated in Con Edison of New York's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 1-1217) as Exhibit 4.13.)
4.2.10	The following forms of Con Edison of New York's Debentures:
	Securities Exchange Act File No. 1-1217					Securities Exchange Act File No. 1-1217
Debenture	Form	Date	Exhibit		Debenture	Form	Date	Exhibit
7 5/8%, Series 1992 B	8-K	2/5/92	4(b	)	6 1/4%, Series 1998 A	8-K	1/29/98	4.1
6 5/8%, Series 1993 C	8-K	2/4/93	4(b	)	7.10%, Series 1998 B	8-K	1/29/98	4.2
6 3/8%, Series 1993 D	8-K	4/7/93	4		6.15%, Series 1998 C	8-K	6/22/98	4
7 1/2%, Series 1993 G	8-K	6/7/93	4		6.90%, Series 1998 D	8-K	9/24/98	4
7 1/8%, Series 1994 A	8-K	2/8/94	4		7.35%, Series 1999 A	8-K	6/25/99	4
6 5/8%, Series 1995 A	8-K	6/21/95	4		7.15%, Series 1999 B	8-K	12/1/99	4
7 3/4%, Series 1996 A	8-K	4/24/96	4		8 1/8%, Series 2000 A	8-K	5/3/00	4
Floating Rate 1997 A	8-K	6/17/97	4		7 1/2%, Series 2000 B	8-K	8/23/00	4
6.45%, Series 1997 B	8-K	11/24/97	4		6 5/8%, Series 2000 C	8-K	12/12/00	4
					7 1/2%, Series 2001 A	8-K	6/14/01	4

4.2.11	Form of Con Edison of New York's 7 3/4% Quarterly Income Capital Securities (Series A Subordinated Deferrable Interest Debentures). (Designated in Con Edison of New York's Current Report on Form 8-K, dated February 29, 1996, (File No. 1-1217) as Exhibit 4.)
10.2.1	Amended and Restated Agreement and Settlement, dated September 19, 1997, between Con Edison of New York and the Staff of the New York State Public Service Commission (without Appendices). (Designated in Con Edison of New York's Current Report on Form 8-K, dated September 23, 1997, (File No. 1-1217) as Exhibit 10.)
10.2.2	Settlement Agreement, dated October 2, 2000, by and among Con Edison of New York, the Staff of the New York State Public Service Commission and certain other parties. (Designated in Con Edison of New York's Current Report on Form 8-K, dated September 22, 2000, (File No. 1-1217) as Exhibit 10.)
10.2.3.1	Planning and Supply Agreement, dated March 10, 1989, between Con Edison of New York and the Power Authority of the State of New York. (Designated in Con Edison of New York's Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 1-1217) as Exhibit 10(gg).)
10.2.3.2	Delivery Service Agreement, dated March 10, 1989, between Con Edison of New York and the Power Authority of the State of New York. (Designated in Con Edison of New York's Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 1-1217) as Exhibit 10(hh).)
10.2.4.1	Employment Contract, dated May 22, 1990, between Con Edison of New York and Eugene R. McGrath. (Designated in Con Edison of New York's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1990 (File No. 1-1217) as Exhibit 10.)
10.2.4.2	The following amendments to Employment Contract, dated May 22, 1990, between Con Edison of New York and Eugene R. McGrath:
	Securities Exchange Act File No. 1-1217
Amendment Date	Form	Date	Exhibit
8/27/91	10-Q	9/30/91	19
8/25/92	10-Q	9/30/92	19
2/18/93	10-K	12/31/92	10(o	)
8/24/93	10-Q	9/30/93	10.1
8/24/94	10-Q	9/30/94	10.1
8/22/95	10-Q	9/30/95	10.3
7/23/96	10-Q	6/30/96	10.2
7/22/97	10-Q	6/30/97	10
7/28/98	8-K	9/24/98	10
7/27/99	10-Q	9/30/99	10.2
7/20/00	10-Q	9/30/00	10.2.1
10.2.5	Agreement and Plan of Exchange, entered into on October 28, 1997, between Con Edison and Con Edison of New York. (Designated in the Registration Statement on Form S-4 of Con Edison (No. 333-39164) as Exhibit 2.)
10.2.6	The Consolidated Edison Company of New York, Inc. Executive Incentive Plan, as amended and restated as of August 1, 2000. (Designated in Con Edison of New York's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001 (File No. 1-1217) as Exhibit 10.2.1.)
10.2.7.1	The Consolidated Edison Retirement Plan for Management Employees, as amended and restated. (Designated in Con Edison of New York's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1995 (File No. 1-1217) as Exhibit 10.1.)

10.2.7.2	The following amendments to the Consolidated Edison Retirement Plan for Management Employees:
	Securities Exchange Act File No. 1-1217
Amendment Date	Form	Date	Exhibit
12/29/95	10-K	12/31/95	10.29
7/1/96	10-K	12/31/96	10.22
6/1/97	10-K	12/31/97	10.11.3
11/14/97	10-K	12/31/97	10.11.4
12/30/98	10-K	12/31/98	10.9.3
10.2.8	Consolidated Edison Company of New York, Inc Supplemental Retirement Income Plan, as amended and restated as of April 1, 1999. (Designated in Con Edison of New York's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-1217) as Exhibit 10.10.)
10.2.9.1	Consolidated Edison Company of New York, Inc. Retirement Plan for Trustees, effective as of July 1, 1988. (Designated in Con Edison of New York's Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 1-1217) as Exhibit 10(ee).)
10.2.9.2	Amendment No. 1, dated September 28, 1990, to the Consolidated Edison Company of New York, Inc. Retirement Plan for Trustees. (Designated in Con Edison of New York's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1990 (File No. 1-1217) as Exhibit 19(c).)
10.2.10	The Con Edison of New York Thrift Savings Plan for Management Employees and Tax Reduction Act Stock Ownership Plan, as amended and restated. (Designated in Con Edison of New York's Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-1217) as Exhibit 10.5.)
10.2.11	Deferred Compensation Plan for the Benefit of Trustees of Con Edison of New York, dated February 27, 1979, and amendments thereto, dated September 19, 1979 (effective February 27, 1979), February 26, 1980, and November 24, 1992 (effective January 1, 1993). (Designated in Con Edison of New York's Annual Report on Form 10-K for the year ended December 31, 1991 (File No. 1-1217) as Exhibit 10(i).)
10.2.12	Supplemental Medical Plan for the Benefit of Con Edison of New York's officers. (Designated in Con Edison of New York's Annual Report on Form 10-K for the year ended December 31, 1991 (File No. 1-1217) as Exhibit 10(aa).)
10.2.14.1	The Consolidated Edison Retiree Health Program for Management Employees, effective as of January 1, 1993. (Designated in Con Edison of New York's Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 1-1217) as Exhibit 10(ll).)
10.2.14.2	The following amendments to the Consolidated Edison Retiree Health Program for Management Employees.
	Securities Exchange Act File No. 1-1217
Amendment Date	Form	Date	Exhibit
10/31/94	10-Q	9/30/94	10.3
12/28/94	10-K	12/31/95	10.44
12/29/95	10-K	12/31/95	10.45
7/1/96	10-K	12/31/96	10.39
11/14/97	10-K	12/31/97	10.18.3
12/30/98	10-K	12/31/98	10.16.3
10.2.15	The Con Edison of New York Severance Pay Plan for Management Employees. (Designated in Con Edison of New York's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997 (File No. 1-1217) as Exhibit 10.)
10.2.16.1	The Consolidated Edison Company of New York, Inc. Deferred Income Plan, as amended and restated as of April 1, 1999. (Designated in Con Edison of New York's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-1217) as Exhibit 10.19.)

10.2.16.2	Amendment No. 1 to The Consolidated Edison Company of New York, Inc. Deferred Income Plan, effective as of September 1, 2000. (Designated in Con Edison of New York's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001 (File No. 1-1217) as Exhibit 10.2.2.)
12.2	Statement of computation of ratio of earnings to fixed charges for the years 1997—2001.
23.2	Consent of PricewaterhouseCoopers LLP.
24.2	Powers of Attorney of each of the persons signing this report by attorney-in-fact. (Included as part of Exhibit 24.1.)
O&R
3.3.1.1	Restated Certificate of Incorporation of O&R, dated May 7, 1996. (Designated in O&R's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1996 (File No. 1-4315) as Exhibit 3.4.)
3.3.1.2	Certificate of Amendment of the Restated Certificate of Incorporation of O&R, dated July 14, 1999. (Designated in O&R's Form 10-Q for the period ended June 30, 1999 (File No. 1-4315) as Exhibit 3.1.)
3.3.2	By-Laws of O&R, as Adopted on July 8, 1999. (Designated in O&R's Form 10-Q for the period ended June 30, 1999 (File No. 1-4315) as Exhibit 3.2.)
4.3.1	Mortgage Trust Indenture of Rockland Electric Company, dated as of July 1, 1954. (Designated in O&R's Registration Statement No. 2-14159 as Exhibit 2.16.)
4.3.2	Mortgage Trust Indenture of Pike County Light & Power Company, dated as of July 15, 1971. (Designated in O&R's Registration Statement No. 2-45632 as Exhibit 4.31.)
12.3	Statement of computation of ratio of earnings to fixed charges for the years ended 1997—2001.
21.3	Subsidiaries of O&R. (Included as part of Exhibit 21.1 hereto.)
24.3	Powers of Attorney of each of the persons signing this report by attorney-in-fact. (Included as part of Exhibit 24.1 hereto.)

(b)  Reports on Form 8-K:

CON EDISON

Con Edison, along with Con Edison of New York filed a combined Current Report on Form 8-K, dated October 18, 2001, reporting (under Item 5) unaudited net income for common stock for the three and twelve month periods ended September 30, 2001 and 2000 and information with respect to the World Trade Center attack. In addition, Con Edison filed a Current Report on Form 8-K, dated March 8, 2002, filing (under Item 7) the Con Edison financial statements included in Item 8 of this report and furnishing (under Item 9) certain material pursuant to Regulation FD. No other Con Edison Current Report on Form 8-K was filed during the quarter ended December 31, 2001 or, through the date of this filing, in 2002

CON EDISON OF NEW YORK

During the quarter ended December 31, 2001 and through the date of this filing, Con Edison of New York filed no Current Reports on Form 8-K other than the combined Current Report on Form 8-K discussed above under "Con Edison."

O&R

During the quarter ended December 31, 2001 and through the date of this filing, O&R filed no Current Reports on Form 8-K.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 27, 2002.

Consolidated Edison, Inc.
Consolidated Edison Company of New York, Inc.			Orange And Rockland Utilities, Inc.
By	/s/ JOAN S. FREILICH Joan S. Freilich Executive Vice President and Chief Financial Officer	By	/s/ EDWARD J. RASMUSSEN Edward J. Rasmussen Vice President, Controller and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities, indicated on March 27, 2002.

Signature	Registrant	Title
Eugene R. McGrath*	Con Edison	Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)
	Con Edison of New York	Chairman of the Board, Chief Executive Officer and Trustee (Principal Executive Officer)
	O&R	Chairman of the Board and Director
Joan S. Freilich*	Con Edison	Executive Vice President, Chief Financial Officer and Director (Principal Financial Officer)
	Con Edison of New York	Executive Vice President, Chief Financial Officer and Trustee (Principal Financial Officer)
Edward J. Rasmussen*	Con Edison	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)
	Con Edison of New York	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)
	O&R	Vice President, Controller and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Stephen B. Bram*	O&R	President and Chief Executive Officer and Director (Principal Executive Officer)
George Campbell*	Con Edison	Director
	Con Edison of New York	Trustee
Vincent A. Calarco*	Con Edison	Director
	Con Edison of New York	Trustee
E. Virgil Conway*	Con Edison	Director
	Con Edison of New York	Trustee
Gordon J. Davis*	Con Edison	Director
	Con Edison of New York	Trustee
Ellen V. Futter*	Con Edison	Director
	Con Edison of New York	Trustee
Michael J. Del Guidice*	Con Edison	Director
	O&R	Director
Sally Hernandez-Pinero*	Con Edison	Director
	Con Edison of New York	Trustee
Peter W. Likins*	Con Edison	Director
	Con Edison of New York	Trustee
Dr. George W. Sarney*	Con Edison	Director
	Con Edison of New York	Trustee
Richard A. Voell*	Con Edison	Director
	Con Edison of New York	Trustee
Stephen R. Volk*	Con Edison	Director
	Con Edison of New York	Trustee
*By JOAN S. FREILICH, Attorney-in-Fact Joan S. Freilich

QuickLinks

Table of Contents
Con Edison of New York OPERATING STATISTICS
Con Edison of New York OPERATING STATISTICS (CONTINUED)
O&R OPERATING STATISTICS
O&R OPERATING STATISTICS (CONTINUED)
  Item 2. Properties
  ITEM 3. LEGAL PROCEEDINGS
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosures about Market Risk
  Item 8. Financial Statements and Supplementary Data
REPORT OF INDEPENDENT ACCOUNTANTS
Consolidated Edison, Inc. CONSOLIDATED BALANCE SHEET
Consolidated Edison, Inc. CONSOLIDATED BALANCE SHEET
Consolidated Edison, Inc. CONSOLIDATED INCOME STATEMENT
Consolidated Edison, Inc. CONSOLIDATED STATEMENT OF RETAINED EARNINGS
Consolidated Edison, Inc. CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
Consolidated Edison, Inc. CONSOLIDATED STATEMENT OF CASH FLOWS
Consolidated Edison, Inc. CONSOLIDATED STATEMENT OF CAPITALIZATION
Consolidated Edison, Inc. CONSOLIDATED STATEMENT OF CAPITALIZATION
Notes to Financial Statements
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT ACCOUNTANTS
Consolidated Edison Company of New York, Inc. CONSOLIDATED BALANCE SHEET
Consolidated Edison Company of New York, Inc. CONSOLIDATED BALANCE SHEET
Consolidated Edison Company of New York, Inc. CONSOLIDATED INCOME STATEMENT
Consolidated Edison Company of New York, Inc. CONSOLIDATED STATEMENT OF RETAINED EARNINGS
Consolidated Edison Company of New York, Inc. CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
Consolidated Edison Company of New York, Inc. CONSOLIDATED STATEMENT OF CASH FLOWS
Consolidated Edison Company of New York, Inc. CONSOLIDATED STATEMENT OF CAPITALIZATION
Consolidated Edison Company of New York, Inc. CONSOLIDATED STATEMENT OF CAPITALIZATION
Notes to Consolidated Financial Statements
REPORT OF INDEPENDENT ACCOUNTANTS
Orange and Rockland Utilities, Inc. CONSOLIDATED BALANCE SHEET
Orange and Rockland Utilities, Inc. CONSOLIDATED BALANCE SHEET
Orange and Rockland Utilities, Inc. CONSOLIDATED INCOME STATEMENT
Orange and Rockland Utilities, Inc. CONSOLIDATED STATEMENT OF RETAINED EARNINGS
Orange and Rockland Utilities, Inc. CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
Orange and Rockland Utilities, Inc. CONSOLIDATED STATEMENT OF CASH FLOWS
Orange and Rockland Utilities, Inc. CONSOLIDATED STATEMENT OF CAPITALIZATION
Notes to Financial Statements
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Condensed Financial Information of Consolidated Edison, Inc. CONDENSED BALANCE SHEET
Condensed Financial Information of Consolidated Edison, Inc. CONDENSED INCOME STATEMENT
Condensed Financial Information of Consolidated Edison, Inc. CONDENSED STATEMENT OF CASH FLOWS
Schedule II VALUATION AND QUALIFYING ACCOUNTS
Signatures