Form 10-Q
period 2002-03-31
CONSOLIDATED EDISON CO OF NEW YORK INC; ORANGE & ROCKLAND UTILITIES INC; CONSOLIDATED EDISON INC
filed 2002-05-14
CIK 23632, 74778, 1047862

QuickLinks -- Click here to rapidly navigate through this document

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number	Exact name of registrant as specified in its charter and principal office address and telephone number	State of Incorporation	I.R.S. Employer ID. Number
1-14514	Consolidated Edison, Inc. 4 Irving Place, New York, New York 10003 (212) 460-4600	New York	13-3965100
1-1217	Consolidated Edison Company of New York, Inc. 4 Irving Place, New York, New York 10003 (212) 460-4600	New York	13-5009340
1-4315	Orange and Rockland Utilities, Inc. One Blue Hill Plaza, Pearl River, New York 10965 (914) 352-6000	New York	13-1727729

        Indicate by check mark whether each Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        As of the close of business on April 30, 2002, Consolidated Edison, Inc. (Con Edison) had outstanding 212,642,776 Common Shares ($.10 par value). Con Edison owns all of the outstanding common equity of Consolidated Edison Company of New York, Inc. (Con Edison of New York) and Orange and Rockland Utilities, Inc. (O&R).

        O&R MEETS THE CONDITIONS SPECIFIED IN GENERAL INSTRUCTION H (1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

TABLE OF CONTENTS

			PAGE
FILING FORMAT			3
FORWARD-LOOKING STATEMENTS			3
PART I.—FINANCIAL INFORMATION
ITEM 1.	Financial Statements
	Con Edison	Consolidated Balance Sheet	4-5
		Consolidated Income Statement	6
		Consolidated Statement of Retained Earnings	7
		Consolidated Statement of Comprehensive Income	8
		Consolidated Statement of Cash Flows	9
		Notes to Financial Statements	10-16
	Con Edison of New York	Consolidated Balance Sheet	17-18
		Consolidated Income Statement	19
		Consolidated Statement of Retained Earnings	20
		Consolidated Statement of Comprehensive Income	21
		Consolidated Statement of Cash Flows	22
		Notes to Financial Statements	23-27
	O&R	Consolidated Balance Sheet	28-29
		Consolidated Income Statement	30
		Consolidated Statement of Retained Earnings	31
		Consolidated Statement of Comprehensive Income	31
		Consolidated Statement of Cash Flows	32
		Notes to Financial Statements	33-37
ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
	Con Edison		38
	Con Edison of New York		45
	O&R		*
O&R Management's Narrative Analysis of the Results of Operations			52
ITEM 3	Quantitative and Qualitative Disclosures About Market Risk
	Con Edison		54
	Con Edison of New York		54
	O&R		*
PART II.—OTHER INFORMATION
ITEM 1.	Legal Proceedings		55
ITEM 6.	Exhibits and Reports on Form 8-K		55

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

FORWARD-LOOKING STATEMENTS

        This Quarterly Report on Form 10-Q includes forward-looking statements, which are statements of future expectation and not facts. Words such as "estimates," "expects," "anticipates," "intends," "plans" and similar expressions identify forward-looking statements. Actual results or developments might differ materially from those included in the forward-looking statements because of factors such as competition and industry restructuring, developments relating to the nuclear generating unit the company sold in September 2001 (see Note C to the Con Edison financial statements in Part 1, Item 1 of this report), developments relating to Northeast Utilities litigation (see Note D to the Con Edison financial statements in Part 1, Item 1 of this report), developments relating to the September 11, 2001 World Trade Center attack, developments in wholesale energy markets (including price volatility and supply adequacy), technological developments, changes in economic conditions, changes in historical weather patterns, changes in laws, regulations or regulatory policies, developments in legal or public policy doctrines, and other presently unknown or unforeseen factors.

CONSOLIDATED EDISON, INC.

CONSOLIDATED BALANCE SHEET

(Unaudited)

	As at
	March 31, 2002	December 31, 2001
	(Thousands of Dollars)
Assets
Utility plant, at original cost
Electric	$11,244,346	$11,145,400
Gas	2,420,440	2,405,730
Steam	759,974	758,600
General	1,376,715	1,354,099

Total	15,801,475	15,663,829
Less: Accumulated depreciation	4,534,547	4,472,994

Net	11,266,928	11,190,835
Construction work in progress	712,351	654,107

Net utility plant	11,979,279	11,844,942

Non-utility plant
Unregulated generating assets, less accumulated depreciation of $23,165 and $21,289 in 2002 and 2001, respectively	393,337	291,039
Non-utility property, less accumulated depreciation of $12,570 and $11,235 in 2002 and 2001 respectively	127,826	112,394

Net plant	12,500,442	12,248,375

Current assets
Unrestricted cash and temporary cash investments	108,337	271,356
Restricted cash	14,589	69,823
Accounts receivable—customer, less allowance for uncollectible accounts of $33,446 and $34,775 in 2002 and 2001, respectively	663,297	613,733
Other receivables	174,163	124,343
Fuel, at average cost	11,161	18,216
Gas in storage, at average cost	51,189	111,507
Materials and supplies, at average cost	91,732	90,976
Prepayments	189,415	79,687
Other current assets	49,585	50,454

Total current assets	1,353,468	1,430,095

Investments
Other	214,466	216,979
Total investments	214,466	216,979
Deferred charges, regulatory assets and noncurrent assets
Goodwill	439,944	439,944
Intangible assets	84,843	85,783
Accrued pension credits	783,210	697,807
Regulatory assets
Future federal income tax	645,929	659,891
Recoverable energy costs	187,538	210,264
Sale of nuclear generating plant	159,594	170,241
Real estate sale costs—First Avenue properties	106,186	105,407
Deferred special retirement program costs	80,203	81,796
Accrued unbilled revenue	59,823	64,249
Deferred environmental remediation costs	62,210	62,559
Workers' compensation	54,523	62,109
Divestiture—capacity replacement reconciliation	58,850	58,850
Deferred revenue taxes	54,944	41,256
World Trade Center restoration costs	31,321	32,933
Other	103,333	88,260

Total regulatory assets	1,604,454	1,637,815

Other deferred charges and noncurrent assets	207,430	239,313

Total deferred charges, regulatory assets and noncurrent assets	3,119,881	3,100,662

Total	$17,188,257	$16,996,111

CONSOLIDATED EDISON, INC.

CONSOLIDATED BALANCE SHEET

(Unaudited)

	As at
	March 31, 2002	December 31, 2001
	(Thousands of Dollars)
Capitalization and Liabilities
Capitalization
Common stock, authorized 500,000,000 shares; outstanding 212,570,044 shares and 212,257,244 shares	$1,494,517	$1,482,341
Retained earnings	5,298,415	5,251,017
Treasury stock, at cost; 23,210,700 shares and 23,460,963 shares	(1,001,241)	(1,002,107)
Capital stock expense	(35,480)	(35,547)
Accumulated other comprehensive income	(13,523)	(29,436)

Total common shareholders' equity	5,742,688	5,666,268

Preferred stock	212,563	212,563
Long-term debt	5,501,764	5,501,217

Total capitalization	11,457,015	11,380,048

Minority interests	8,227	9,522
Noncurrent liabilities
Obligations under capital leases	40,448	41,088
Accumulated provision for injuries and damages	170,697	175,665
Pension and benefits reserve	212,078	187,739
Other noncurrent liabilities	29,755	30,159

Total noncurrent liabilities	452,978	434,651

Current liabilities
Long-term debt due within one year	160,950	310,950
Preferred stock to be redeemed in one year	37,050	37,050
Notes payable	524,525	343,722
Accounts payable	667,570	665,342
Customer deposits	214,991	214,121
Accrued taxes	79,527	146,657
Accrued interest	88,133	80,238
Accrued wages	75,310	77,131
Other current liabilities	363,983	372,404

Total current liabilities	2,212,039	2,247,615

Deferred credits and regulatory liabilities
Accumulated deferred income tax	2,291,864	2,235,295
Accumulated deferred investment tax credits	116,685	118,350
Regulatory liabilities
NYISO reconciliation	97,671	92,504
World Trade Center casualty loss—tax refund	78,787	81,483
Gain on divestiture	45,379	59,030
Deposit from sale of First Avenue properties	50,000	50,000
Refundable energy costs	42,019	45,008
Accrued electric rate reduction	38,018	38,018
NYPA revenue increase	—	9,169
Transmission congestion contracts proceeds	53,348	4,896
Other	227,162	176,019

Total regulatory liabilities	632,384	556,127

Other deferred credits	17,065	14,503

Total deferred credits and regulatory liabilities	3,057,998	2,924,275

Total	$17,188,257	$16,996,111

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED EDISON, INC.

CONSOLIDATED INCOME STATEMENT

For the Three Months Ended March 31, 2002 and 2001
(Unaudited)

	2002	2001
	(Thousands of Dollars)
Operating revenues
Electric	$1,300,847	$1,707,374
Gas	473,832	701,819
Steam	141,466	258,252
Non-utility	182,962	218,819

Total operating revenues	2,099,107	2,886,264

Operating expenses
Purchased power	713,496	1,008,606
Fuel	64,542	184,057
Gas purchased for resale	230,122	457,189
Other operations	236,599	261,408
Maintenance	99,707	128,446
Depreciation and amortization	120,443	135,084
Taxes, other than income taxes	267,231	307,808
Income taxes	109,546	117,173

Total operating expenses	1,841,686	2,599,771

Operating income	257,421	286,493

Other income (deductions)
Investment income	979	2,783
Allowance for equity funds used during construction	4,205	243
Other income less miscellaneous deductions	(4,752)	(4,435)
Income taxes	16,839	5,585

Total other income (deductions)	17,271	4,176

Income before interest charges	274,692	290,669

Interest on long-term debt	94,195	99,208
Other interest	10,563	10,487
Allowance for borrowed funds used during construction	(69)	(1,538)

Net interest charges	104,689	108,157

Net income	$170,003	$182,512

Preferred stock dividend requirements	3,398	3,398

Net income for common stock	$166,605	$179,114

Earnings per common share—Basic	$0.78	$0.84

Earnings per common share—Diluted	$0.78	$0.84

Dividends declared per share of common stock	$0.555	$0.550

Average number of shares outstanding—Basic	212,341,518	212,039,556

Average number of shares outstanding—Diluted	213,309,557	212,697,492

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED EDISON, INC.

CONSOLIDATED STATEMENT OF RETAINED EARNINGS

(Unaudited)

	As at
	March 31, 2002	March 31, 2001
	(Thousands of Dollars)
Balance, January 1	$5,251,017	$5,040,931
Less: Stock options exercised	1,394	688
Net income for the period	170,003	182,512

Total	5,419,626	5,222,755

Dividends declared on capital stock
Cumulative Preferred, at required annual rates	3,398	3,398
Common, $.555 and $.55 per share, respectively	117,813	116,611

Total dividends declared	121,211	120,009

Balance, March 31	$5,298,415	$5,102,746

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED EDISON, INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

For the Three Months Ended March 31, 2002 and 2001
(Unaudited)

	2002	2001
	(Thousands of Dollars)
NET INCOME FOR COMMON STOCK	$166,605	$179,114
OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAXES
Investment in marketable equity securities, net of $127 and $295 taxes	(180)	(212)
Minimum pension liability adjustments, net of $2,049 and $1,362 taxes	(2,959)	(2,348)
Unrealized gains/(losses) on derivatives qualified as hedges due to cumulative effect of a change in accounting principle, net of $5,635 taxes	—	(8,002)
Unrealized gains/(losses) on derivatives qualified as hedges, net of $7,624 and $406 taxes	10,857	(2,013)
Less: Reclassification adjustment for gains/(losses)included in net income, net of $5,766 and $1,037 taxes	(8,195)	1,926

TOTAL OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAXES	15,913	(14,501)

COMPREHENSIVE INCOME	$182,518	$164,613

The accompanying notes are an integral part of the financial statements

CONSOLIDATED EDISON, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Three Months Ended March 31, 2002 and 2001
(Unaudited)

	2002	2001
	(Thousands of Dollars)
Operating activities
Net income	$170,003	$182,512
Principal non-cash charges (credits) to income
Depreciation and amortization	120,443	135,084
Income tax deferred (excluding taxes resulting from divestiture of plant)	7,967	5,623
Common equity component of allowance for funds used during construction	(4,205)	(243)
Accrued pension credits	(85,403)	(80,635)
Other non-cash charges	14,982	17,607
Changes in assets and liabilities
Accounts receivable—customer, less allowance for uncollectibles	(49,564)	(16,159)
Materials and supplies, including fuel and gas in storage	66,617	44,940
Prepayments (other than pensions), other receivables and other current assets	(158,679)	(21,659)
Deferred recoverable energy costs	22,726	155,804
Cost of removal less salvage	(27,874)	(21,456)
Accounts payable	2,228	(263,514)
Other-net	23,145	48,445

Net cash flows from operating activities	102,386	186,349

Investing activities including construction
Utility construction expenditures	(237,709)	(218,533)
Nuclear fuel expenditures	—	(4,069)
Contributions to nuclear decommissioning trust	—	(5,325)
Common equity component of allowance for funds used during construction	4,205	243
Divestiture of utility plant (net of federal income tax)	—	100,041
Investments by unregulated subsidiaries	(4,320)	(6,802)
Non-utility plant	(120,941)	(96)

Net cash flows used in investing activities including construction	(358,765)	(134,541)

Financing activities including dividends
Net proceeds from short-term debt	309,697	183,020
Retirement of long-term debt	(150,000)	(150,000)
Issuance and refunding costs	(360)	(81)
Common stock dividends	(117,813)	(116,611)
Preferred stock dividends	(3,398)	(3,398)

Net cash flows from/(used) in financing activities including dividends	38,126	(87,070)

Cash and Temporary Cash Investments:
Net change for the period	(218,253)	(35,262)
Balance at Beginning of Period	341,179	94,828

Balance at End of Period	$122,926	$59,566

Less: Restricted Cash	14,589	—

Balance: Unrestricted Cash and Temporary Cash Investments	$108,337	$59,566

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$77,308	$81,284
Income taxes	146,476	42,600

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS—CON EDISON

NOTE A—GENERAL

        These footnotes accompany and form an integral part of the interim consolidated financial statements of Consolidated Edison, Inc. (Con Edison) and its subsidiaries, including the regulated utility Consolidated Edison Company of New York, Inc. (Con Edison of New York), the regulated utility Orange and Rockland Utilities, Inc. (O&R) and several non-utility subsidiaries. These financial statements are unaudited but, in the opinion of Con Edison's management, reflect all adjustments (which include only normally recurring adjustments) necessary for a fair statement of the results for the interim periods presented. These financial statements should be read together with the audited Con Edison financial statements (including the notes thereto) included in the combined Con Edison, Con Edison of New York and O&R Annual Reports on Form 10-K for the year ended December 31, 2001 (the Form 10-K).

Earnings Per Common Share

        For the three months ended March 31, 2002 and 2001, the weighted average number of shares used to calculate the diluted earnings per common share included dilutive common stock equivalents of approximately 968,039 shares and 657,936 shares, respectively. Stock options to purchase 5.00 million and 4.09 million common shares for the three months ending March 31, 2002 and 2001 were not included in the respective period's computation of diluted earnings per share because the exercise price of the option was greater than the average market price of the common shares. Therefore, the effect would have been antidilutive. See "Earnings Per Common Share" in Note A to the Con Edison financial statements included in Item 8 of the Form 10-K.

NOTE B—ENVIRONMENTAL MATTERS

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

        At March 31, 2002, Con Edison had accrued $129.6 million as its best estimate of the utility subsidiaries' liability for sites as to which they have received process or notice alleging that hazardous substances generated by them (and, in most instances, other potentially responsible parties) were deposited. There will be additional liability relating to these sites and other sites, the amount of which is not presently determinable but may be material to Con Edison's financial position, results of operations or liquidity.

        Con Edison's utility subsidiaries are permitted under current rate agreements to defer for subsequent recovery through rates certain site investigation and remediation costs with respect to hazardous waste. At March 31, 2002, $62.2 million of such costs had been deferred as regulatory assets.

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

        Workers' compensation administrative proceedings have been commenced, wherein current and former employees claim benefits based upon alleged disability from exposure to asbestos. Based on the information and relevant circumstances known to Con Edison at this time, these claims are not expected to have a material adverse effect on Con Edison's financial position, results of operations or liquidity. At March 31, 2002, Con Edison had accrued a $130.4 million provision as its best estimate of the utility subsidiaries' liability for workers' compensation claims, including those related to asbestos exposure. Of this amount $54.5 million was deferred as a regulatory asset. Other legal proceedings have commenced, wherein non-employee contractors claim benefits based upon alleged disability from exposure to asbestos. At March 31, 2002, Con Edison of New York had accrued a $4.0 million provision as its best estimate of the utility subsidiaries' liability for these alleged claims and deferred a like amount as a regulatory asset.

NOTE C—NUCLEAR GENERATION

        The New York State Public Service Commission (NYPSC) is investigating the February 2000 to January 2001 outage of the nuclear generating unit sold by Con Edison of New York in September 2001, its causes and the prudence of the company's actions regarding the operation and maintenance of the generating unit. The proceeding covers, among other things, Con Edison of New York's inspection practices, the circumstances surrounding prior outages, the basis for postponement of the unit's steam generator replacement and whether, and to what extent, increased replacement power costs and repair and replacement costs should be borne by Con Edison's shareholders.

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

NOTE D—NORTHEAST UTILITIES

        In March 2001 Con Edison commenced an action in the United States District Court for the Southern District of New York, entitled Consolidated Edison, Inc. v. Northeast Utilities, seeking a declaratory judgment that Northeast Utilities has failed to meet certain conditions precedent to Con Edison's obligation to complete its acquisition of Northeast Utilities pursuant to their agreement and plan of merger, dated as of October 13, 1999, as amended and restated as of January 11, 2000 (the merger agreement). In May 2001 Con Edison amended its complaint. As amended, Con Edison's complaint seeks, among other things, recovery of damages sustained by it as a result of the material breach of the merger agreement by Northeast Utilities and the court's declaration that under the merger agreement Con Edison has no further or continuing obligations to Northeast Utilities, and that Northeast Utilities has no further or continuing rights against Con Edison.

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

        In May 2002, Con Edison and Northeast Utilities each filed motions for summary judgment with respect to certain claims in this proceeding.

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

NOTE E—DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

        Pursuant to Cash Flow Hedge Accounting, except as described in the following paragraph, the mark-to-market unrealized gain or loss on each Hedge is recorded in other comprehensive income and reclassified to income at the time the underlying transaction is completed. Upon adoption of SFAS No. 133, Con Edison's subsidiaries recognized after-tax transition gains of $1.7 million in other comprehensive income and $0.4 million in income. For the quarters ended March 31, 2002 and 2001, the company recognized in other comprehensive income unrealized after-tax net gains of $10.5 million and $0.4 million, respectively, relating to the subsidiaries' Hedges for which Cash Flow Hedge Accounting was used. The company reclassified to income from accumulated other comprehensive income after-tax net losses of $7.2 million for the first quarter of 2002, compared with after-tax net gains of $1.9 million for the first quarter of 2001. These amounts, which were recognized in net income as fuel or purchased power costs, were largely offset by directionally opposite changes in the market value of the underlying commodities. As of March 31, 2002, the subsidiaries' Hedges for which Cash Flow Hedge Accounting was used were for a term of less than two years and $3.4 million of after-tax net gains relating to such Hedges were expected to be reclassified from accumulated other comprehensive income to income within the next 12 months.

        Under Cash Flow Hedge Accounting, any gain or loss relating to any portion of a Hedge determined to be "ineffective" is recognized in income in the period in which such determination is made. As a result changes in value of a Hedge may be recognized in income in an earlier period than the period in which the underlying transaction is recognized in income. The company expects, however, that these changes in values will be offset, at least in part, when the underlying transactions are recognized in income. For the first quarter of 2002, the company recognized in income mark-to-market unrealized pre-tax net gains of $3.1 million compared with unrealized pre-tax net losses of $1.0 million for the first quarter of 2001, relating primarily to derivative transactions that were determined to be "ineffective."

        Con Edison Energy (which markets specialized energy supply services to wholesale customers) enters into over-the-counter and exchange traded contracts for the purchase and sale of electricity and installed capacity, gas or oil (which may provide for either physical or financial settlement) and is considered an "energy trading organization" required to account for such trading activities in accordance with FASB EITF Issue No. 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities." With respect to such contracts entered into by Con Edison Energy, Con Edison recognized in income unrealized mark-to-market pre-tax net gains of $4.4 million and $7.4 million for the first quarters of 2002 and 2001, respectively.

Interest Rate Hedging

        O&R and Con Edison Development (which invests in and manages energy infrastructure projects) use Cash Flow Hedge Accounting for their interest rate swap agreements.

        In connection with its $55 million promissory note issued to the New York State Energy Research and Development Authority for the net proceeds of the Authority's variable rate Pollution Control Refunding Revenue Bonds, 1994 Series A (the 1994 Bonds), O&R has a swap agreement pursuant to which it pays interest at a fixed rate of 6.09 percent and is paid interest at the same variable rate as is paid on the 1994 Bonds. Upon adoption of SFAS No. 133, the company recognized in other comprehensive income after-tax transition adjustment losses relating to the swap agreement of $8.1 million. For the first quarter of 2002, the company recognized in other comprehensive income unrealized after-tax gains of $0.2 million compared with unrealized after-tax losses of $0.4 million for the first quarter of 2001. During the first quarter of 2002, $0.4 million of after-tax losses were reclassified from accumulated other comprehensive income to income. There were no reclassifications to income in the first quarter of 2001. As of March 31, 2002, $1.1 million of after-tax losses relating to the swap agreement were expected to be reclassified from accumulated other comprehensive income to income within the next 12 months.

        In connection with $95 million of variable rate loans undertaken relating to the Lakewood electric generating plant, Con Edison Development has swap agreements pursuant to which it pays interest at a fixed rate of 6.68 percent and is paid interest at a variable rate equal to the three-month London Interbank Offered Rate. Upon adoption of SFAS No. 133, the company recognized in other comprehensive income after-tax transition adjustment losses relating to the swap agreements of $1.6 million. For the first quarter of 2002, the company recognized in other comprehensive income unrealized after-tax gains of $0.2 million compared with unrealized after-tax losses of $2.0 million for the first quarter of 2001. During the first quarter of 2002, $0.6 million of after-tax losses were reclassified from accumulated other comprehensive income to income. There were no reclassifications to income in the first quarter of 2001. As of March 31, 2002, $2.2 million of after-tax losses relating to the swap agreements were expected to be reclassified from accumulated other comprehensive income to income within the next 12 months.

Comprehensive Income

        Unrealized gains/(losses) on derivatives, net of tax included in accumulated other comprehensive income for the three months ended March 31, 2002 and 2001 were as follows:

	Three Months Ended
	March 31, 2002	March 31, 2001
	(Millions of Dollars)
Unrealized gains/(losses) on derivatives qualified as hedges due to cumulative effect of a change in accounting principle, net of $5.6 taxes	$—	$(8.0)
Unrealized gains/(losses) on derivatives, qualified as Hedges, net of $7.6 and $0.4 taxes	10.9	(2.0)
Less: Reclassification adjustment for gains/(losses) included in net income, net of $5.8 and $1.0 taxes	(8.2)	1.9

Unrealized gains/(losses) on derivatives qualified as Hedges for the period	$19.1	$(11.9)

NOTE F—FINANCIAL INFORMATION BY BUSINESS SEGMENT

        Con Edison's business segments were determined based on similarities in economic characteristics, the regulatory environment, and management's reporting requirements. Con Edison's principal business segments are:

  •
  Regulated Electric—consists of regulated utility activities of Con Edison of New York and O&R relating to the generation, transmission and distribution of electricity in New York, New Jersey and Pennsylvania.

  •
  Regulated Gas—consists of regulated utility activities of Con Edison of New York and O&R relating to the transportation, storage and distribution of natural gas in New York and Pennsylvania.

  •
  Regulated Steam—consists of regulated utility activities of Con Edison of New York relating to the generation and distribution of steam in New York.

  •
  Unregulated subsidiaries—represents the operations of the competitive electric and gas supply and energy-related products and services businesses and the operations of the affiliates that invest in energy infrastructure and telecommunications projects.

  •
  Other—includes the operations of the parent company, Con Edison, and consolidation adjustments.

        All revenues of Con Edison's business segments, excluding revenues earned by an affiliate of the company on certain energy infrastructure projects, which are deemed to be immaterial are from customers located in the United States. Also, all assets, excluding certain investments in energy infrastructure projects by an affiliate of the company are located in the United States and are materially consistent with segment assets as disclosed in Con Edison's 2001 Annual Report on Form 10-K for the year ended December 31, 2001. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

        Common services shared by the business segments (shared services) are assigned directly or allocated based on various cost factors, depending on the nature of the service provided.

        The financial data for business segments are as follows:

CONSOLIDATED EDISON, INC.
SEGMENT FINANCIAL INFORMATION
$000's

For the three months ended March 31, 2002 and 2001
(Unaudited)

	Regulated Electric		Regulated Gas
	2002	2001	2002	2001
Operating revenues	$1,300,847	$1,707,374	$473,832	$701,819
Intersegment revenues	1,817	3,529	827	719
Depreciation and amortization	92,470	106,098	18,849	17,741
Operating income	124,264	149,126	97,448	97,930
	Regulated Steam		Unregulated Subsidiaries & Other
	2002	2001	2002	2001
Operating revenues	$141,466	$258,252	$182,962	$218,819
Intersegment revenues	476	467	(8,020)	2,336
Depreciation and amortization	4,564	4,405	4,560	6,840
Operating income	26,666	39,880	9,043	(443)
	Consolidated
	2002	2001
Operating revenues	$2,099,107	$2,886,264
Intersegment revenues	(4,900)	7,051
Depreciation and amortization	120,443	135,084
Operating income	257,421	286,493

NOTE G—NEW FINANCIAL ACCOUNTING STANDARDS

        On January 1, 2002, Con Edison adopted SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 provides that goodwill (i.e., the excess of cost over fair value of the assets of a business acquired) and intangible assets with indefinite useful lives will no longer be amortized, but instead be tested for impairment at least annually. Other intangible assets will continue to be amortized over their useful lives. Con Edison is in the process of carrying out the transitional impairment test. Any impairment loss in 2002 will be recognized as a cumulative effect of a change in accounting principle as of January 1, 2002.

        Had Con Edison been accounting for goodwill under SFAS No. 142 for all periods presented, its net income and earnings per share would have been as follows:

	Three months ended March 31,
	2002	2001
	Millions of dollars, except per share data
Reported net income	$166.6	$179.1
Add back: goodwill amortization (net of tax)	—	3.1

Adjusted net income	$166.6	$182.2

Basic and diluted earnings per share:
Reported net income	$0.78	$0.84
Goodwill amortization (net of tax)	—	0.01

Adjusted net income	$0.78	$0.85

        Con Edison's definite life intangible asset relates to a power purchase agreement of an unregulated subsidiary, and is being amortized on a straight-line basis over its 25-year contract period. At March 31, 2002, the gross carrying amount and accumulated amortization were $91.7 million and $6.9 million, respectively. Amortization expense was $0.9 million for the three months ended March 31, 2002, and is estimated to be $3.7 million per year from 2002 to 2006.

        SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which Con Edison adopted on January 1, 2002, replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 144 requires that all long-lived assets held for sale be measured at the lower of book value or fair value less cost to sell. The standard also broadens the reporting of discontinued operations. The adoption of SFAS No. 144 had no impact on Con Edison's consolidated financial position or results of operations.

        SFAS No. 143, "Accounting for Asset Retirement Obligations," which Con Edison is required to adopt on January 1, 2003, requires entities to record the fair value of a liability associated with an asset retirement obligation in the period incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related asset. The liability is increased to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. Upon retirement of the asset, the entity settles the obligation for the amount recorded or incurs a gain or loss. Con Edison has not yet determined the impact of this standard on its consolidated financial position or results of operations.

        SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," which was issued in April 2002, rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers," and SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." The Statement amends SFAS No. 13, "Accounting for Leases," to eliminate certain inconsistencies. It also amends other existing authoritative pronouncements to correct references to guidance issued by the American Institute of Certified Public Accountants (AICPA) or the Financial Accounting Standards Board (FASB) that has been revised or superceded, and to eliminate inconsistencies in existing pronouncements. Certain provisions of the standard are required to be adopted for transactions occurring after May 15, 2002; other provisions are required to be adopted for financial statements issued after May 15, 2002. Con Edison has not yet determined the impact of this standard on its consolidated financial position or results of operations.

CONSOLIDATED EDISON OF NEW YORK, INC.

CONSOLIDATED BALANCE SHEET

(Unaudited)

	As at
	March 31, 2002	December 31, 2001
	(Thousands of Dollars)
Assets
Utility plant, at original cost
Electric	$10,533,649	$10,441,779
Gas	2,126,108	2,113,664
Steam	759,974	758,600
General	1,264,247	1,241,746

Total	14,683,978	14,555,789
Less: Accumulated depreciation	4,138,369	4,083,760

Net	10,545,609	10,472,029
Construction work in progress	685,875	626,835

Net utility plant	11,231,484	11,098,864

Non-utility plant
Non-utility property	32,331	29,408

Net plant	11,263,815	11,128,272

Current assets
Cash and temporary cash investments	76,847	264,776
Accounts receivable—customer, less allowance for uncollectible accounts of $28,115 and $29,400 in 2002 and 2001, respectively	562,674	527,635
Other receivables	174,757	91,814
Fuel, at average cost	9,598	16,719
Gas in storage, at average cost	40,144	85,534
Materials and supplies, at average cost	82,700	82,301
Prepayments	169,380	58,628
Other current assets	35,728	33,247

Total current assets	1,151,828	1,160,654

Investments
Other	4,838	4,950

Total investments	4,838	4,950

Deferred charges, regulatory assets and noncurrent assets
Accrued pension credits	783,210	697,807
Regulatory assets
Future federal income tax	610,856	624,625
Sale of nuclear generating unit	159,594	170,241
Recoverable energy costs	104,657	121,748
Real estate sale costs—First Avenue properties	106,186	105,407
Workers' compensation	54,523	60,466
Divestiture—capacity replacement reconciliation	58,850	58,850
Accrued unbilled gas revenue	43,594	43,594
Deferred special retirement program costs	41,056	42,197
Deferred revenue tax	47,974	34,404
World Trade Center restoration costs	31,321	32,933
Other	95,962	83,180

Total regulatory assets	1,354,573	1,377,645

Other deferred charges and noncurrent assets	166,546	149,490

Total deferred charges, regulatory assets and noncurrent assets	2,304,329	2,224,942

Total	$14,724,810	$14,518,818

CONSOLIDATED EDISON OF NEW YORK, INC.

CONSOLIDATED BALANCE SHEET

(Unaudited)

	As at
	March 31, 2002	December 31, 2001
	(Thousands of Dollars)
Capitalization and Liabilities
Capitalization
Common stock	1,482,341	1,482,341
Repurchased Consolidated Edison, Inc. common stock	(962,092)	(962,092)
Retained earnings	4,236,652	4,185,575
Capital stock expense	(35,480)	(35,547)
Accumulated other comprehensive income	(4,725)	(4,472)

Total common shareholders' equity	4,716,696	4,665,805

Preferred stock
$5 Cumulative Preferred	175,000	175,000
4.65% Series C	15,330	15,330
4.65% Series D	22,233	22,233

Total preferred stock	212,563	212,563

Long-term debt	5,012,269	5,011,752

Total capitalization	9,941,528	9,890,120

Noncurrent liabilities
Obligations under capital leases	40,448	41,088
Accumulated provision for injuries and damages	158,828	163,632
Pension and benefits reserve	122,492	101,759
Other noncurrent liabilities	12,187	12,187

Total noncurrent liabilities	333,955	318,666

Current liabilities
Long-term debt due within one year	150,000	300,000
Preferred stock to be redeemed in one year	37,050	37,050
Notes payable	250,000	—
Accounts payable	573,849	598,137
Customer deposits	205,539	204,873
Accrued taxes	81,164	141,259
Accrued interest	80,172	73,311
Accrued wages	69,943	71,177
Other current liabilities	273,849	270,109

Total current liabilities	1,721,566	1,695,916

Deferred credits and regulatory liabilities
Accumulated deferred federal income tax	2,056,735	2,022,638
Accumulated deferred investment tax credits	110,380	111,925
Regulatory liabilities
NYISO reconciliation	97,671	92,504
World Trade Center casualty loss	78,787	81,483
Gain on divestiture	39,573	52,784
Deposit from sale of First Avenue properties	50,000	50,000
Accrued electric rate reduction	38,018	38,018
DC service incentive	31,053	28,455
NYPA revenue increase	—	9,169
Transmission congestion contracts proceeds	53,348	4,896
Other	172,196	122,244

Total regulatory liabilities	560,646	479,553

Total deferred credits and regulatory liabilities	2,727,761	2,614,116

Total	$14,724,810	$14,518,818

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED EDISON OF NEW YORK, INC.

CONSOLIDATED INCOME STATEMENT

For the Three Months Ended March 31, 2002 and 2001
(Unaudited)

	2002	2001
	(Thousands of Dollars)
Operating revenues
Electric	$1,208,757	$1,583,199
Gas	408,842	597,441
Steam	141,466	258,252

Total operating revenues	1,759,065	2,438,892

Operating expenses
Purchased power	555,573	781,987
Fuel	60,860	170,316
Gas purchased for resale	180,427	365,027
Other operations	187,291	215,297
Maintenance	93,951	121,214
Depreciation and amortization	107,423	120,001
Taxes, other than income taxes	248,920	288,195
Income taxes	94,877	109,234

Total operating expenses	1,529,322	2,171,271

Operating income	229,743	267,621

Other income (deductions)
Investment income	62	155
Allowance for equity funds used during construction	4,205	243
Other income less miscellaneous deductions	1,401	(1,172)
Income taxes	12,135	4,635

Total other income (deductions)	17,803	3,861

Income before interest charges	247,546	271,482

Interest on long-term debt	84,914	89,677
Other interest	8,588	7,894
Allowance for borrowed funds used during construction	(9)	(1,307)

Net interest charges	93,493	96,264

Net income	154,053	175,218

Preferred stock dividend requirements	3,398	3,398

Net income for common stock	$150,655	$171,820

Con Edison of New York utility sales
Electric (thousands of kilowatthours)
Full service customers*	7,238,355	7,747,989
Delivery service for Retail Choice customers	2,654,771	2,439,562
Delivery service to NYPA customers and others	2,380,935	2,557,352

Total energy delivered in service areas	12,274,061	12,744,903
Gas (dekatherms)
Full service customers*	37,827,082	45,456,863
Off-peak firm/interruptible	4,044,748	5,827,063

Total deliveries to Con Edison of New York customers	41,871,830	51,283,926
Transportation of customer-owned gas
NYPA	4,219,958	29,969
Other	21,780,221	6,609,906

Total deliveries and transportation	67,872,009	57,923,801
Steam (thousands of pounds)	7,935,809	10,482,696

*
Con Edison provides both energy supply and delivery service for full service customers.

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED EDISON COMPANY OF NEW YORK, INC.

CONSOLIDATED STATEMENT OF RETAINED EARNINGS

(Unaudited)

	As at
	March 31, 2002	March 31, 2001
	(Thousands of Dollars)
Balance, January 1	$4,185,575	$3,995,825
Net income for the period	154,053	175,218

Total	4,339,628	4,171,043

Dividends declared on capital stock
Cumulative Preferred, at required annual rates	3,398	3,398
Common	99,578	116,611

Total dividends declared	102,976	120,009

Ending Balance	$4,236,652	$4,051,034

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED EDISON COMPANY OF NEW YORK, INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

For the Three Months Ended March 31, 2002 and 2001
(Unaudited)

	2001	2002
	(Thousands of Dollars)
NET INCOME FOR COMMON STOCK	$150,655	$171,820
OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAXES
Minimum pension liability adjustments, net of $1,882 and $1,299 taxes	(2,721)	(2,412)
Unrealized gains/(losses) on derivatives qualified as hedges, net of $1,673 taxes	2,398	—
Less: Reclassification adjustment for gains/(losses) included in net income, net of $50 taxes	(70)	—

TOTAL OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAXES	(253)	(2,412)

COMPREHENSIVE INCOME	$150,402	$169,408

CONSOLIDATED EDISON COMPANY OF NEW YORK, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Three Months Ended March 31, 2002 and 2001
(Unaudited)

	2002	2001
	(Thousands of Dollars)
Operating activities
Net income	$154,053	$175,218
Principal non-cash charges (credits) to income
Depreciation and amortization	107,423	120,001
Income tax deferred (excluding taxes resulting from divestiture of plant)	3,395	(2,923)
Common equity component of allowance for funds used during construction	(4,205)	(243)
Prepayments—accrued pension credits	(85,403)	(80,635)
Other non-cash charges	(9,628)	11,055
Changes in assets and liabilities
Accounts receivable—customer, less allowance for uncollectibles	(35,039)	(33,779)
Materials and supplies, including fuel and gas in storage	52,112	34,998
Prepayments (other than pensions), other receivables and other current assets	(196,176)	(29,785)
Deferred recoverable energy costs	17,091	149,537
Cost of removal less salvage	(27,496)	(21,242)
Accounts payable	(24,288)	(245,772)
Other-net	89,534	80,264

Net cash flows from operating activities	41,373	156,694

Investing activities including construction
Construction expenditures	(230,171)	(209,962)
Nuclear fuel expenditures	—	(4,069)
Contributions to nuclear decommissioning trust	—	(5,325)
Divestiture of utility plant (net of federal income tax)	—	100,041
Common equity component of allowance for funds used during construction	4,205	243

Net cash flows used in investing activities including construction	(225,966)	(119,072)

Financing activities including dividends
Net proceeds from short-term debt	250,000	197,975
Retirement of long-term debt	(150,000)	(150,000)
Issuance and refunding costs	(360)	(81)
Common stock dividends	(99,578)	(116,611)
Preferred stock dividends	(3,398)	(3,398)

Net cash flows used in financing activities including dividends	(3,336)	(72,115)

Net decrease in cash and temporary cash investments	(187,929)	(34,493)
Cash and temporary cash investments at January 1	264,776	70,273

Cash and temporary cash investments at March 31	$76,847	$35,780

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$69,593	$79,745
Income taxes	129,350	34,701

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS—CON EDISON OF NEW YORK

NOTE A—GENERAL

        These footnotes accompany and form an integral part of the interim consolidated financial statements of Consolidated Edison Company of New York, Inc. (Con Edison of New York) and its subsidiaries. Consolidated Edison, Inc. (Con Edison) owns all of the outstanding common stock of Con Edison of New York. These financial statements are unaudited but, in the opinion of Con Edison of New York's management, reflect all adjustments (which include only normally recurring adjustments) necessary for a fair statement of the results for the interim periods presented. These financial statements should be read together with the audited Con Edison of New York financial statements (including the notes thereto) included in the combined Con Edison, Con Edison of New York and Orange and Rockland Utilities, Inc. Annual Reports on Form 10-K for the year ended December 31, 2001 (the Form 10-K).

NOTE B—ENVIRONMENTAL MATTERS

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

        At March 31, 2002, Con Edison of New York had accrued $91.8 million as its best estimate of its liability for sites as to which it has received process or notice alleging that hazardous substances generated by Con Edison of New York and, in most instances, other potentially responsible parties were deposited. There will be additional liability relating to these sites and other sites, the amount of which is not presently determinable but may be material to Con Edison of New York's financial position, results of operations or liquidity.

        Under Con Edison of New York's current electric, gas and steam rate agreements, site investigation and remediation costs in excess of $5 million annually incurred with respect to hazardous waste for which it is responsible are to be deferred and subsequently reflected in rates. At March 31, 2002, $22.1 million of such costs had been deferred as regulatory assets.

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

        Workers' compensation administrative proceedings have been commenced, wherein current and former employees claim benefits based upon alleged disability from exposure to asbestos. Based on the information and relevant circumstances known to Con Edison of New York at this time, these claims are not expected to have a material adverse effect on its financial position, results of operations or liquidity. At March 31, 2002, Con Edison of New York had accrued a $125.6 million provision as its best estimate of its liability for workers' compensation claims, including those related to asbestos exposure. Of this amount $54.5 million was deferred as a regulatory asset. Other legal proceedings have commenced, wherein non-employee contractors claim benefits based upon alleged disability from exposure to asbestos. At March 31, 2002, Con Edison of New York had accrued a $4.0 million provision as its best estimate of its liability for these alleged claims and deferred a like amount as a regulatory asset.

NOTE C—NUCLEAR GENERATION

        The New York State Public Service Commission (NYPSC) is investigating the February 2000 to January 2001 outage of the nuclear generating unit sold by Con Edison of New York in September 2001, its causes and the prudence of the company's actions regarding the operation and maintenance of the generating unit. The proceeding covers, among other things, Con Edison of New York's inspection practices, the circumstances surrounding prior outages, the basis for postponement of the unit's steam generator replacement and whether, and to what extent, increased replacement power costs and repair and replacement costs should be borne by Con Edison's shareholders.

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

NOTE D—DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

        Pursuant to SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation," Con Edison of New York defers recognition in income of gains and losses on a Hedge until the underlying transaction is completed. Pursuant to rate provisions that permit the recovery of the cost of purchased power and gas, Con Edison of New York credits or charges to its customers gains or losses on Hedges and related transaction costs. See "Recoverable Energy Costs" in Note A to the company's financial statements included in Item 8 of the Form 10-K. To the extent SFAS No. 71 does not allow deferred recognition in income, Con Edison of New York has elected special hedge accounting pursuant to SFAS No. 133 (Cash Flow Hedge Accounting).

        Pursuant to Cash Flow Hedge Accounting, the mark-to-market unrealized gain or loss on each Hedge is recorded in other comprehensive income and reclassified to income at the time the underlying transaction is completed (except that any gain or loss relating to any portion of a Hedge determined to be "ineffective" is recognized in income in the period in which such determination is made).

        Upon adoption of SFAS No. 133, Con Edison of New York had no transition adjustments to recognize in other comprehensive income. For the first quarter of 2002, unrealized after-tax net gains of $2.4 million were recognized in other comprehensive income. For the first quarter of 2001, there were no such activities. Con Edison of New York reclassified to income from accumulated other comprehensive income after-tax net losses relating to Hedges of $ 0.1 million for the first quarter of 2002. There were no reclassifications to income during the first quarter of 2001. As of March 31, 2002, $0.8 million of after-tax net gains relating to Hedges were expected to be reclassified from accumulated other comprehensive income to income within the next 12 months.

Comprehensive Income

        Unrealized gains/(losses) on derivatives, net of tax included in accumulated other comprehensive income for the three months ended March 31, 2002 and 2001 were as follows:

	Three Months Ended
	March 31, 2002	March 31, 2001
	(Millions of Dollars)
Unrealized gains/(losses) on derivatives, qualified as Hedges, net of $1.7 taxes	$2.4	$—
Less: Reclassification adjustment for gains/(losses) included in net income, net of $0.1 taxes	(0.1)	—

Unrealized gains/(losses) on derivatives qualified as Hedges for the period	$2.5	$—

NOTE E—FINANCIAL INFORMATION BY BUSINESS SEGMENT

        Con Edison of New York's business segments were determined based on similarities in economic characteristics, the regulatory environment, and management's reporting requirements. Con Edison of New York's principal business segments are:

  •
  Regulated Electric—consists of regulated utility activities relating to the generation, transmission and distribution of electricity in New York.

  •
  Regulated Gas—consists of regulated utility activities relating to the transportation, storage and distribution of natural gas in New York.

  •
  Regulated Steam—consists of regulated utility activities relating to the generation and distribution of steam in New York.

        All revenues of Con Edison of New York's business segments are from customers located in the United States. Also, all assets, are located in the United States and are materially consistent with segment assets as disclosed in Con Edison's 2001 Annual Report on Form 10-K for the year ended December 31, 2001.

        Common services shared by the business segments (shared services) are assigned directly or allocated based on various cost factors, depending on the nature of the service provided.

        The financial data for business segments are as follows:

CONSOLIDATED EDISON COMPANY OF NEW YORK, INC.
SEGMENT FINANCIAL INFORMATION
$000's

For the three months ended March 31, 2002 and 2001
(Unaudited)

	Regulated Electric		Regulated Gas
	2002	2001	2002	2001
Operating revenues	$1,208,757	$1,583,199	$408,842	$597,441
Intersegment revenues	2,929	2,663	795	719
Depreciation and amortization	86,040	99,915	16,819	15,681
Operating income	116,101	140,243	86,976	87,498
	Regulated Steam		Total
	2002	2001	2002	2001
Operating revenues	$141,466	$258,252	$1,759,065	$2,438,892
Intersegment revenues	476	467	4,200	3,849
Depreciation and amortization	4,564	4,405	107,423	120,001
Operating income	26,666	39,880	229,743	267,621

NOTE F—NEW FINANCIAL ACCOUNTING STANDARDS

        On January 1, 2002, Con Edison of New York adopted SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 provides that goodwill (i.e., the excess of cost over fair value of the assets of a business acquired) and intangible assets with indefinite useful lives will no longer be amortized, but instead be tested for impairment at least annually. Other intangible assets will continue to be amortized over their useful lives. The adoption of SFAS No. 142 had no impact on Con Edison of New York's consolidated financial position or results of operations.

        SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which Con Edison of New York adopted on January 1, 2002, replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 144 requires that all long-lived assets held for sale be measured at the lower of book value or fair value less cost to sell. The standard also broadens the reporting of discontinued operations. The adoption of SFAS No. 144 had no impact on Con Edison of New York's consolidated financial position or results of operations.

        SFAS No. 143, "Accounting for Asset Retirement Obligations," which Con Edison of New York is required to adopt on January 1, 2003, requires entities to record the fair value of a liability associated with an asset retirement obligation in the period incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related asset. The liability is increased to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. Upon retirement of the asset, the entity settles the obligation for the amount recorded or incurs a gain or loss. Con Edison of New York has not yet determined the impact of this standard on its consolidated financial position or results of operations.

        SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," which was issued in April 2002, rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," SFAS No. 44, "Accounting for Intangible Assets of

Motor Carriers," and SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." The Statement amends SFAS No. 13, "Accounting for Leases," to eliminate certain inconsistencies. It also amends other existing authoritative pronouncements to correct references to guidance issued by the American Institute of Certified Public Accountants (AICPA) or the Financial Accounting Standards Board (FASB) that has been revised or superceded, and to eliminate inconsistencies in existing pronouncements. Certain provisions of the standard are required to be adopted for transactions occurring after May 15, 2002; other provisions are required to be adopted for financial statements issued after May 15, 2002. Con Edison of New York has not yet determined the impact of this standard on its consolidated financial position or results of operations.

ORANGE AND ROCKLAND UTILITIES, INC.

CONSOLIDATED BALANCE SHEET

(Unaudited)

	As At
	March 31, 2002	December 31, 2001
	(Thousands of Dollars)
Assets
Utility plant, at original cost
Electric	$710,696	$703,621
Gas	294,333	292,066
Common	112,468	112,353

Total	1,117,497	1,108,040
Less: accumulated depreciation	396,178	389,234

Net	721,319	718,806
Construction work in progress	26,475	27,271

Net utility plant	747,794	746,077

Non-utility plant
Non-utility property, less accumulated depreciation of $2,107 and $2,339 in 2002 and 2001 respectively	2,545	2,621

Net plant	750,339	748,698

Current assets
Cash and cash equivalents	15,989	1,785
Customer accounts receivable, less allowance for uncollectable accounts of $3,129 and $2,625	38,158	44,371
Other accounts receivable, less allowance for uncollectable accounts of $1,070 and $860	3,887	5,166
Account receivable from affiliated company	12,686	—
Accrued utility revenue	16,229	20,655
Gas in storage, at average cost	10,067	21,227
Materials and supplies, at average cost	5,920	5,563
Prepayments	16,968	17,776
Other current assets	10,769	11,532

Total current assets	130,673	128,075

Deferred charges, regulatory assets and noncurrent assets
Regulatory assets
Recoverable fuel costs	82,881	87,514
Deferred pension and other postretirement benefits	39,147	39,599
Deferred environmental remediation costs	40,125	40,474
Future federal income tax	35,073	35,266
Other regulatory assets	29,456	28,808
Deferred revenue taxes	6,970	6,852
Hedges on energy trading	—	1,002

Total regulatory assets	233,652	239,515
Other deferred charges and noncurrent assets	17,654	19,052

Total deferred charges, regulatory assets and noncurrent assets	251,306	258,567

Total	$1,132,318	$1,135,340

The accompanying notes are an integral part of these financial statements.

ORANGE AND ROCKLAND UTILITIES, INC.

CONSOLIDATED BALANCE SHEET

(Unaudited)

	As At
	March 31, 2002	December 31, 2001
	(Thousands of Dollars)
Capitalization and Liabilities
Capitalization
Common stock	$5	$5
Additional paid In capital	194,499	194,498
Retained earnings	157,182	151,792
Accumulated comprehensive Income	(10,709)	(10,904)

Total common shareholders' equity	340,977	335,391

Long-term debt	335,800	335,771

Total capitalization	676,777	671,162

Noncurrent liabilities
Pension and Benefit Reserve	89,336	85,607
Other noncurrent liabilities	19,050	18,619

Total noncurrent liabilities	108,386	104,226

Current liabilities
Notes payable	—	16,600
Accounts payable	40,163	52,818
Accounts payable to affiliated companies	23,752	3,113
Accrued federal income and other taxes	2,464	3,302
Customer deposits	9,452	9,248
Accrued interest	7,962	6,968
Accrued environmental costs	37,827	38,417
Other current liabilities	6,367	6,878

Total current liabilities	127,987	137,344

Deferred credits and regulatory liabilities
Accumulated deferred federal income tax	124,739	125,108
Deferred investment tax credits	6,305	6,425
Regulatory liabilities
Pension and other benefits	3,371	6,173
Recoverable energy costs	42,019	45,008
Competition enhancement fund	10,149	10,149
Gain on divestiture	5,806	6,246
Other regulatory liabilities	10,393	8,998

Total regulatory liabilities	71,738	76,574
Deferred credits
Hedges on energy trading	2,938	—
Other deferred credits	13,448	14,501

Total deferred credits	16,386	14,501

Total deferred credits and regulatory liabilities	219,168	222,608

Total	$1,132,318	$1,135,340

The accompanying notes are an integral part of these financial statements.

ORANGE AND ROCKLAND UTILITIES, INC.

CONSOLIDATED INCOME STATEMENT

For the Three Months Ended March 31, 2002 and 2001
(Unaudited)

	2002	2001
	(Thousands of Dollars)
Operating revenues
Electric	$90,978	$125,036
Gas	65,022	104,378
Non-utility	—	34

Total operating revenues	156,000	229,448

Operating expenses
Purchased power	38,052	70,747
Gas purchased for resale	35,746	72,533
Other operations	27,536	27,724
Maintenance	5,757	7,233
Depreciation and amortization	8,460	8,244
Taxes, other than income tax	13,102	14,922
Income taxes	8,765	8,879

Total operating expenses	137,418	210,282

Operating income	18,582	19,166

Other income (deductions)
Investment income	(81)	934
Other income and deductions	(285)	(324)
Income taxes	216	(184)

Total other income (deductions)	(150)	426

Income before interest charges	18,432	19,592

Interest on long-term debt	5,241	5,493
Other interest	861	1,154
Allowance for borrowed funds used during construction	(60)	(230)

Net interest charges	6,042	6,417

Net income for common stock	$12,390	$13,175

ORANGE AND ROCKLAND SALES & DELIVERIES
Electric—(thousands of killowatthours)
Orange And Rockland customers	991,854	1,093,061
Delivery service for Retail Choice	247,524	136,586

Total electric sales in service territory	1,239,378	1,229,647

Gas—(dekatherms)
Firm sales and transportation	8,385,847	10,275,323
Interruptible sales and transportation	2,064,164	1,794,063

Total sales to Orange and Rockland customers	10,450,011	12,069,386
Transportation of customer-owned gas	1,978,503	1,010,554
Off-system sales	1,669,612	847,693

Total gas sales and transportation	14,098,126	13,927,633

The accompanying notes are an integral part of these financial statements.

ORANGE AND ROCKLAND UTILITIES, INC.

CONSOLIDATED STATEMENT OF RETAINED EARNINGS

(Unaudited)

	As at
(Thousands of Dollars)	March 31, 2002	December 31, 2001
Balance, January 1	$151,792	$139,610
Net income for the period	12,390	40,182

Total	164,182	179,792

Dividends declared on capital stock	(7,000)	(28,000)

Balance, March 31	$157,182	$151,792

Orange and Rockland Utilities, Inc.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2002 and 2001
(Unaudited)

	2002	2001
	(Thousands of Dollars)
NET INCOME FOR COMMON STOCK	$12,390	$13,175
OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAXES
Investment in marketable equity securities, net of $127 and $295 taxes	(180)	(212)
Minimum pension liability adjustments, net of $167 and $63 taxes	(238)	63
Unrealized gains/(losses) on derivatives qualified as hedges due to cumulative effect of a change in accounting principle, net of $5,709 taxes	—	(8,150)
Unrealized gains/(losses) on derivatives qualified as hedges, net of $148 and $272 taxes	211	(384)
Less: Reclassification adjustment for gains/(losses) included in net income, net of $282 taxes	(402)	—

TOTAL OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAXES	195	(8,683)

COMPREHENSIVE INCOME	$12,585	$4,492

The accompanying notes are an integral part of these financial statements.

ORANGE AND ROCKLAND UTILITIES, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	2002	2001
	(Thousands of Dollars)
Operating activities
Net income	$12,390	$13,175
Principal non-cash charges (credits) to income
Depreciation and amortization	8,369	8,165
Amortization of investment tax credit	(120)	(56)
Federal and state income tax deferred	(177)	(689)
Other non-cash changes (debits)	850	(787)
Changes in assets and liabilities
Accounts receivable—net, and accrued utility revenue	(2,047)	(9,528)
Materials and supplies, including fuel and gas in storage	10,803	6,704
Prepayments, other receivables and other current assets	2,850	2,417
Deferred recoverable fuel costs	1,644	4,494
Accounts payable	7,983	(8,641)
Refunds to customers	204	(1,693)
Other—net	5,895	7,337

Net cash flows from operating activities	48,644	20,898

Investing activities including construction
Construction expenditures	(10,845)	(8,571)
Proceeds from disposition of property	5	—

Net cash flows from operating activities including construction	(10,840)	(8,571)

Financing activities including dividends
Short-term debt arrangements	(16,600)	(10,070)
Dividend to parent	(7,000)	(7,000)

Net cash flows from financing activities including dividends	(23,600)	(17,070)

Cash and Temporary Cash Investments:
Net change for the period	14,204	(4,743)
Balance at Beginning of Period	1,785	8,483

Balance at End of Period	$15,989	$3,740

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$5,067	$1,539
Income Taxes	4,954	—

The accompanying notes are an integral part of these financial statements.

Notes To Financial Statements—O&R

Note A—General

        These footnotes accompany and form an integral part of the interim consolidated financial statements of Orange and Rockland Utilities, Inc. (O&R), a wholly owned subsidiary of Consolidated Edison, Inc. (Con Edison). These financial statements are unaudited but, in the opinion of O&R's management, reflect all adjustments (which include only normally recurring adjustments) necessary for a fair statement of the results for the interim periods presented. These financial statements should be read together with the audited O&R financial statements (including the notes thereto) included in the combined Con Edison, Consolidated Edison Company of New York, Inc. (Con Edison of New York) and O&R Annual Reports on Form 10-K for the year ended December 31, 2001.

Note B—Environmental Matters

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

        At March 31, 2002, O&R had accrued $37.8 million as its best estimate of its liability for sites as to which it has received process or notice alleging that hazardous substances generated by O&R (and, in most instances, other potentially responsible parties) were deposited. There will be additional liability relating to these sites and other sites, including the costs of investigating and remediating sites where O&R or its predecessors manufactured gas. The total amount of liability is not presently determinable but may be material to O&R's financial position, results of operations or liquidity.

        O&R is permitted under current rate agreements to defer for subsequent recovery through rates certain site investigation and remediation costs with respect to hazardous waste. At March 31, 2002, $40.1 million of such costs had been deferred as a regulatory asset for remediation of MGP sites.

        Suits have been brought in New York State and federal courts against O&R and many other defendants, wherein a large number of plaintiffs sought large amounts of compensatory and punitive damages for deaths and injuries allegedly caused by exposure to asbestos at various premises of O&R. Many of these suits have been disposed of without any payment by O&R, or for immaterial amounts. The amounts specified in all the remaining suits total billions of dollars but O&R believes that these amounts are greatly exaggerated, as were the claims already disposed of. Based on the information and relevant circumstances known to O&R at this time, these suits are not expected to have a material adverse effect on O&R's financial position, results of operation or liquidity.

        Workers' compensation administrative proceedings have been commenced, wherein current and former employees claim benefits based upon alleged disability from exposure to asbestos. Based on the information and relevant circumstances known to O&R at this time, these claims are not expected to have a material adverse effect on O&R's financial position, results of operations or liquidity. At March 31, 2002, O&R had accrued a $1.6 million provision as its best estimate of its liability for these alleged claims and deferred a like amount as a regulatory asset.

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

Note C—Related Party Transactions

        Each month O&R is invoiced by Con Edison and its affiliates for the cost of any services rendered to O&R by Con Edison and its affiliates. These services, provided primarily by Con Edison's other regulated subsidiary, Consolidated Edison Company of New York, include substantially all administrative support operations, such as corporate directorship and associated ministerial duties, accounting, treasury, investor relations, information resources, legal, human resources, fuel supply and energy management services. The cost of these services totaled $3.6 million and $3.3 million, respectively for the first three months of 2002 and 2001. In addition O&R purchased $26.3 million of natural gas and $6.8 million of electricity from Con Edison of New York during the 2002 period and $71.7 million of natural gas from Con Edison of New York during the 2001 period.

        O&R provides certain recurring services to Con Edison of New York on a monthly basis, including cash receipts processing and certain administrative services. The cost of these services, which are invoiced to Con Edison of New York, totaled $3.0 million during the first three months of 2002 and 2001.

        In February 2002, the Federal Energy Regulatory Commission authorized Con Edison of New York to lend funds to O&R, for periods of not more than 12 months, in amounts not to exceed $150 million at any time outstanding, at prevailing market rates. Through March 31, 2002 O&R has not borrowed any funds from Con Edison of New York.

Note D—Derivative Instrument and Hedging Activities

        As of January 2001, O&R adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No.137, "Deferral of the Effective Date of FASB Statement No. 133," and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities-an amendment of FASB Statement No.133" (collectively, SFAS No.133).

Energy Price Hedging

        O&R uses derivative financial instruments to hedge market price fluctuations in related underlying transactions for the physical purchase or sale of electricity (Hedges).

        Pursuant to SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation," O&R defers recognition in income of gains and losses on a Hedge until the underlying transaction is completed. Pursuant to rate provisions that permit the recovery of the cost of purchased power, O&R credits or charges its customers' gains or losses on Hedges and related transaction costs. See "Recoverable Energy Costs" in Note A to the company's financial statements included in Item 8 of the Form 10-K. Upon adoption of SFAS No.133, O&R had no transition adjustments relating to Hedges to recognize in other comprehensive income.

Interest Rate Hedging

        O&R uses Cash Flow Hedge Accounting for its interest rate swap agreement. In connection with its $55 million promissory note issued to the New York State Energy Research and Development

Authority for the net proceeds of the Authority's variable rate Pollution Control Refunding Revenue Bonds, 1994 Series A (the 1994 Bonds), O&R has a swap agreement pursuant to which it pays interest at a fixed rate of 6.09 percent and is paid interest at the same variable rate as is paid on the 1994 Bonds. Upon adoption of SFAS No. 133, O&R recognized in other comprehensive income after-tax transition adjustment losses relating to the swap agreement of $8.1 million. For the first quarter of 2002, O&R recognized in other comprehensive income unrealized after-tax gains of $0.2 million compared with unrealized after-tax losses of $0.4 million for the first quarter of 2001. During the first quarter of 2002, $0.4 million of after-tax losses were reclassified from accumulated other comprehensive income to income. There were no reclassifications to income in the first quarter of 2001. As of March 31, 2002, $1.1 million of after-tax losses relating to the swap agreement were expected to be reclassified from accumulated other comprehensive income to income within the next 12 months.

Comprehensive Income

        Unrealized gains/(losses) on derivatives, net of tax included in accumulated other comprehensive income for the three months ended March 31, 2002 and 2001 were as follows:

	Three Months Ended
	March 31, 2002	March 31, 2001
	(Millions of Dollars)
Unrealized gains/(losses) on derivatives qualified as hedges due to cumulative effect of a change in accounting principle, net of $5.7 taxes	$—	$(8.1)
Unrealized gains/(losses) on derivatives, qualified as Hedges, net of $0.1 and $0.3 taxes	0.2	(0.4)
Less: Reclassification adjustment for gains/(losses) included in net income, net of $0.3 taxes	(0.4)	—

Unrealized gains/(losses) on derivatives qualified as Hedges for the period	$0.6	$(8.5)

Note E—Financial Information by Business Segment

        O&R's business segments were determined based on similarities in economic characteristics, the regulatory environment, and management's reporting requirements. O&R's business segments are:

  •
  Regulated Electric—consists of regulated utility activities relating to the transmission and distribution of electricity in New York, New Jersey and Pennsylvania.

  •
  Regulated Gas—consists of regulated utility activities relating to the transportation, and distribution of natural gas in New York and Pennsylvania.

  •
  Unregulated Subsidiaries—represents the operations of O&R's unregulated subsidiaries in land development business.

        All revenues of O&R's business segments are from customers located in the United States. Also, all assets are located in the United States and are materially consistent with segment assets as disclosed in O&R's 2001 Annual Report on Form 10-K for the year ended December 31, 2001.

        Common services shared by the business segments (shared services) are assigned directly or allocated based on various cost factors, depending on the nature of the service provided.

        The financial data for business segments are as follows:

	Regulated Electric
	2002	2001
	(Thousands of Dollars)
Operating revenues	$90,978	$125,031
Intersegment revenues	—	5
Depreciation and amortization	6,430	6,183
Operating income	8,163	8,880
	Regulated Gas
	2002	2001
	(Thousands of Dollars)
Operating revenues	$65,022	$104,378
Intersegment revenues	—	—
Depreciation and amortization	2,030	2,060
Operating income	10,472	10,446
	Unregulated Subsidiaries
	2002	2001
	(Thousands of Dollars)
Operating revenues	$—	$34
Intersegment revenues	—	—
Depreciation and amortization	—	1
Operating income	(53)	(160)
	Total
	2002	2001
	(Thousands of Dollars)
Operating revenues	$156,000	$229,443
Intersegment revenues	—	5
Depreciation and amortization	8,460	8,244
Operating income	18,582	19,166

Note F—New Financial Accounting Standards

        On January 1, 2002, O&R adopted SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 provides that goodwill (i.e., the excess of cost over fair value of the assets of a business acquired) and intangible assets with indefinite useful lives will no longer be amortized, but instead be tested for impairment at least annually. Other intangible assets will continue to be amortized over their useful lives. The adoption of SFAS No. 142 had no impact on O&R's consolidated financial position or results of operations.

        SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which O&R adopted on January 1, 2002, replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 144 requires that all long-lived assets held for sale be measured at the lower of book value or fair value less cost to sell. The standard also broadens the reporting of discontinued operations. The adoption of SFAS No. 144 had no impact on O&R's financial position or results of operations.

        SFAS No. 143, "Accounting for Asset Retirement Obligations," which O&R is required to adopt on January 1, 2003, requires entities to record the fair value of a liability associated with an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related asset. The liability is increased to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. Upon retirement of the asset, the entity settles the obligation for the amount recorded or incurs a gain or loss. O&R has not yet determined the impact of this standard on its consolidated financial position or results of operations.

        SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," which was issued in April 2002, rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers," and SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." The Statement amends SFAS No. 13, "Accounting for Leases," to eliminate certain inconsistencies. It also amends other existing authoritative pronouncements to correct references to guidance issued by the American Institute of Certified Public Accountants (AICPA) or the Financial Accounting Standards Board (FASB) that has been revised or superceded, and to eliminate inconsistencies in existing pronouncements. Certain provisions of the standard are required to be adopted for transactions occurring after May 15, 2002; other provisions are required to be adopted for financial statements issued after May 15, 2002. O&R has not yet determined the impact of this standard on its consolidated financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CON EDISON

        Consolidated Edison, Inc. (Con Edison) is a holding company that operates only through its subsidiaries and has no material assets other than the stock of its subsidiaries. Con Edison's principal subsidiaries are regulated utilities: Consolidated Edison Company of New York, Inc. (Con Edison of New York) and Orange and Rockland Utilities, Inc. (O&R). Con Edison also has several unregulated subsidiaries, which accounted for approximately 8.7% of consolidated operating revenues and 2.7% of consolidated net income in the first quarter of 2002 and 6.4% of consolidated total assets at March 31, 2002.

        The following discussion and analysis, which relates to the interim consolidated financial statements of Con Edison and its subsidiaries (including Con Edison of New York and O&R) included in Part I, Item 1 of this report, should be read in conjunction with Con Edison's Management's Discussion and Analysis of Financial Condition and Results of Operations (Con Edison's Form 10-K MD&A) in Item 7 of the combined Con Edison, Con Edison of New York and O&R Annual Reports on Form 10-K for the year ended December 31, 2001 (File Nos. 1-14514, 1-1217 and 1-4315, the Form 10-K). Reference is also made to the notes to the Con Edison financial statements in Part I, Item 1 of this report, which notes are incorporated herein by reference.

CRITICAL ACCOUNTING POLICIES

        Reference is made to "Critical Accounting Policies" in Con Edison's Form 10-K MD&A.

LIQUIDITY AND CAPITAL RESOURCES

        Con Edison's liquidity is dependent on its cash flows from its operating, investing and financing activities listed on the accompanying consolidated statement of cash flows and discussed below. As a result of these activities, unrestricted cash and temporary cash investments decreased $163.1 million during the first quarter of 2002. In addition, $55.2 million of restricted cash was used during this period to pay a like amount of short-term financing relating to electric generating projects. See Note C to the Con Edison financial statements included in Item 8 of the Form 10-K.

Cash Flows from Operating Activities

        Net cash flows from operating activities during the first three months of 2002 were $102.4 million, $84.0 million less than the first three months of 2001. This decrease reflects principally lower net income and increased customer accounts receivable and prepayments, offset in part by lower recoverable energy costs.

        Accounts receivable—customer, less allowance for uncollectible accounts increased $49.6 million at March 31, 2002 compared with year-end 2001, due primarily to increased customer billings by Con Edison's utility subsidiaries and Consolidated Edison Solutions, Inc. (Con Edison Solutions) reflecting the timing of customer payments and higher sales volumes. Con Edison of New York's equivalent number of days of revenue outstanding (ENDRO) was 27.2 days at March 31, 2002 compared with 29.6 days at December 31, 2001. The decrease in ENDRO was due to a reduction in receivables carried on level billing accounts and customer installment agreements, along with overall improved collections. For O&R, the ENDRO was 23.6 days at March 31, 2002 and December 31, 2001, respectively.

        Prepayments at March 31, 2002 include prepaid property tax for Con Edison of New York of $139.0 million, compared with $9.6 million at December 31, 2001. Property taxes are generally prepaid on January 1 and July 1 of each year.

        Accrued pension credits increased $85.4 million at March 31, 2002 compared with December 31, 2001, reflecting favorable past performance in the company's pension fund and assumptions about future performance. See Note D to the Con Edison financial statements included in Item 8 of the Form 10-K.

        The regulatory asset for deferred recoverable energy costs decreased $22.7 million at March 31, 2002 compared with year-end 2001, reflecting decreased purchased power and gas costs resulting from lower sales volumes. Deferred recoverable energy cost also decreased due to the ongoing recovery of previously deferred amounts, offset in part by the deferral for future recovery of additional purchased power and gas costs.    See "Recoverable Energy Costs" in Note A to the Con Edison financial statements included in Item 8 of the Form 10-K.

        The regulatory asset for deferred revenue tax increased $13.7 million at March 31, 2002 compared with December 31, 2001, due primarily to the deferral for future recovery of the MTA Business Tax Surcharge, offset in part by the recovery of previously deferred amounts.

        Other regulatory assets increased $15.1 million at March 31, 2002 compared with year-end 2001, due primarily to an increase of $12.1 million in the deferral related to New York State tax law changes.

        Pension and benefits reserve increased $24.3 million at March 31, 2002 compared with year-end 2001 due primarily to an increase in the cost of postretirement benefits ($16.5 million). See Note E to the Con Edison financial statements included in Item 8 of the Form 10-K.

        Accrued taxes decreased $67.1 million at March 31, 2002 compared with year-end 2001, primarily because, in light of the World Trade Center attack, the Federal government extended to January 2002 the due date for final payment of income taxes. As a result, the payment normally made in December was not made until mid-January 2002.

        Proceeds from the auction of transmission congestion contracts increased $48.5 million at March 31, 2002 compared with year-end 2001. Con Edison of New York sells rights to use its transmission system for specified periods of time, pursuant to procedures established by the New York Independent System Operator (NYISO). These auction proceeds are deferred for customer benefit and will be refunded to customers at a future date.

        Other regulatory liabilities increased $51.1 million at March 31, 2002 compared with year-end 2001, principally reflecting unrealized mark-to-market gains on transactions entered into by Con Edison's regulated utility subsidiaries to hedge purchases of electricity and gas against adverse market price fluctuations ($19.6 million). The utility subsidiaries refund to or collect from customers hedging gains or losses pursuant to rate provisions that permit recovery of the cost of purchased power and gas. See "Recoverable Energy Costs" in Note A to the Con Edison financial statements included in Item 8 of Form 10-K and Note D to the Con Edison financial statements included in Part I, Item 1 of this report. The increase is also due to Con Edison of New York accruing an additional $11.1 million for gas rate reductions pursuant to the gas rate agreement discussed under "Regulatory Matters," below.

Cash Flows Used in Investing and Financing Activities

        Net cash flows used in investing activities during the first three months of 2002 increased $224.2 million compared with the first three months of 2001. The increase reflects increased utility construction expenditures in the first quarter of 2002 as compared with 2001 ($19.2 million) and the receipt in 2001 of proceeds from the sale of the company's 480 MW interest in the Roseton generating station ($100.0 million, net of federal income tax). Utility construction expenditures increased in 2002 principally to meet load growth on Con Edison of New York's electric distribution system and the World Trade Center restoration effort.

        Con Edison's investments in non-utility plant increased $123.1 million during the first three months of 2002 compared with the first three months of 2001, due principally to generation projects of Consolidated Edison Development, Inc. (Con Edison Development) and higher build-out costs for Consolidated Edison Communications, Inc. (Con Edison Communications).

        Net cash flows from financing activities during the first three months of 2002 increased $125.2 million compared with the first three months of 2001, reflecting principally increased net proceeds from commercial paper ($126.7 million).

        In April 2002, Con Edison issued $325 million aggregate principal amount of 7.25% 40-year debentures, the proceeds of which were used to repay commercial paper.

Capital Resources

        Con Edison's ratio of earnings to fixed charges (for the 12 months ended on the date indicated) and common equity ratio (as of the date indicated) were:

	March 31, 2002	December 31, 2001
Earnings to fixed charges	3.45	3.49
Common equity ratio*	50.1	49.8

*
Common shareholders' equity as a percentage of total capitalization

        Con Edison's ratio of earnings to fixed charges decreased for the 12-month period ending March 31, 2002 compared to the 12-month period ending December 31, 2001 as a result of decreased earnings.

Contractual Obligations and Commercial Commitments

        Reference is made to "Contractual Obligations and Commercial Commitments" in Con Edison's Form 10-K MD&A. At March 31, 2002 there was no material change in the company's contractual obligations and commercial commitments compared to those at December 31, 2001.

Non-Exchange Traded Contracts Accounted For at Fair Value

        Unregulated subsidiaries of Con Edison engage in energy trading activities in relation to which Con Edison recognized in income in the first quarter of 2002 $4.4 million of mark-to-market pre-tax gains, reflecting changes in the fair value of derivative financial and commodity instruments. See "Financial Market Risks," below, Note D to the Con Edison financial statements included in Part 1, Item 1 of this report and Note O to the Con Edison financial statements included in Item 8 of the Form 10-K. See "Financial Market Risk" below.

Regulatory Matters

        In April 2002 the New York Public Service Commission approved a three-year gas rate and restructuring plan that will reduce rates by $25 million per year for three years. Reference is made to "Regulatory Matters" in Con Edison's Form 10-K MD&A.

FINANCIAL MARKET RISKS

        Con Edison's primary market risks associated with activities in derivative financial instruments, other financial instruments and derivative commodity instruments are interest rate risk and commodity price risk.

Interest Rate Risk

        The interest rate risk relates primarily to new debt financing needed to fund capital requirements, including utility construction expenditures and maturing debt securities, and to variable rate debt. Con Edison and its subsidiaries manage interest rate risk through the issuance of mostly fixed-rate debt with varying maturities and through opportunistic refunding of debt through optional redemptions and tender offers. The company estimates that, as of March 31, 2002, a 10 percent change in interest rates applicable to its variable rate debt would result in a change in annual interest expense of approximately $13.3 million.

        In addition, Con Edison and its subsidiaries, from time to time, have entered into derivative financial instruments to hedge interest rate risk on certain debt securities and may use derivative financial instruments to hedge interest rate risk or changes in fair value of certain debt securities. See "Interest Rate Hedging" in Note E to the Con Edison financial statements included in Part I, Item 1 of this report.

Commodity Price Risk

        The commodity price risk relates primarily to the purchase of electricity and gas that the company's subsidiaries supply to their customers. Con Edison's utility subsidiaries and unregulated subsidiaries use derivative instruments to hedge purchases of electricity and gas and the unregulated subsidiaries also use such instruments for other purposes. See "Energy Price Hedging" in Note E to the Con Edison financial statements included in Part I, Item 1 of this report.

        Con Edison estimates that, as of March 31, 2002, a 10 percent change in market prices would result in a change in fair value of approximately $15.9 million for the derivative instruments used by its utility subsidiaries to hedge purchases of electricity and gas. The company expects that any such change in fair value would be largely offset by directionally opposite changes in the cost of the electricity and gas purchased. In general, the rates the utility subsidiaries charge customers for electric, gas and steam service are subject to change for fluctuations in the cost of purchased power or gas, including gains or losses on such derivative instruments and related transaction costs. See "Recoverable Energy Costs" in Note A to the Con Edison financial statements included in Item 8 of the Form 10-K.

        Con Edison's unregulated subsidiaries use a value-at-risk model to assess the market risk of their electricity and gas commodity activities. The model includes fixed price sales commitments, physical forward contracts, and commodity derivative instruments. Value-at-risk represents the potential gain or loss on instruments or portfolios due to changes in market factors, for a specified time period and confidence level. The unregulated subsidiaries estimate value-at-risk across their electricity and natural gas commodity business using a delta-normal variance/covariance model with a 95 percent confidence level and assuming a one-day holding period. Since value-at-risk is an estimate, it is not necessarily indicative of actual results that may occur. The calculated value-at-risk with respect to the commodity price exposure associated with contractual arrangements of the unregulated subsidiaries was approximately $1.4 million as of March 31, 2002 and $1.2 million as of December 31, 2001. The average, high, and low value-at-risk for the quarter ended March 31, 2002 was $1.1 million, $2.4 million and $0.6 million, respectively.

Environmental Matters

        For information concerning potential liabilities of Con Edison arising from laws and regulations protecting the environment, including the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (Superfund), see the notes to the Con Edison's financial statements included in Part I, Item 1 of this report.

RESULTS OF OPERATIONS

First Quarter of 2001 Compared with First Quarter of 2000

        Con Edison's net income for common stock for the first quarter of 2002 was $166.6 million or $.78 a share (based upon an average of 212.3 million common shares outstanding) compared with $179.1 million or $.84 a share (based upon an average of 212.0 million common shares outstanding) for the first quarter of 2001. The decrease in the company's net income reflects reduced sales and deliveries resulting from the exceptionally warm winter weather and the economic slowdown, offset in part by lower other operations, maintenance and depreciation expenses.

        Earnings for the quarters ended March 31, 2002 and 2001 were as follows:

	2002	2001
	(Millions of dollars)
Con Edison of New York	$150.7	$171.8
O&R	12.4	13.2
Unregulated subsidiaries	4.5	(0.3)
Other*	(1.0)	(5.6)

Con Edison	$166.6	$179.1

*
Includes parent company expenses, goodwill amortization for the 2001 period and inter-company eliminations.

        A comparison of the results of operations of Con Edison for the first quarter of 2002 compared to the first quarter of 2001 follows.

Three Months Ended March 31, 2002 Compared With Three Months Ended March 31, 2001

	Increases (Decreases) Amount	Increases (Decreases) Percent
(Millions of dollars)
Operating revenues	$(787.2)	(27.3)%
Purchased power—electric and steam	(295.1)	(29.3)
Fuel—electric and steam	(119.5)	(64.9)
Gas purchased for resale	(227.1)	(49.7)
Operating revenues less purchased power, fuel and gas purchased for resale (net revenues)	(145.5)	(11.8)
Other operations and maintenance	(53.6)	(13.7)
Depreciation and amortization	(14.6)	(10.8)
Taxes, other than income tax	(40.6)	(13.2)
Income tax	(7.6)	(6.5)
Operating income	(29.1)	(10.1)
Other income less deductions and related federal income tax	13.1	(A )
Net interest charges	(3.5)	(3.2)
Net income for common stock	$(12.5)	(7.0)%

(A)
Amounts in excess of 100 percent.

        A discussion of Con Edison's operating revenues and operating income by business segment follows. Con Edison's principal business segments are the electric, gas and steam utility businesses of its regulated subsidiaries and the businesses of its unregulated subsidiaries. For additional information about the segments, see the notes to the Con Edison financial statements included in Part I, Item 1 of this report.

Electric

        Con Edison's electric operating revenues in the first quarter of 2002 decreased $406.5 million compared with the first quarter of 2001. The decrease reflects net rate reductions of approximately $82.7 million pursuant to the 1997 restructuring agreement; lower fuel and purchased power costs of $237.5 million (discussed below), and reduced sales and deliveries of $20.3 million resulting from the very mild winter weather and economic slowdown. See "Recoverable Energy Costs" and "Rate and Restructuring Agreements" in Note A to the Con Edison financial statements included in Item 8 of the Form 10-K.

        Electricity sales volumes for Con Edison's utility subsidiaries decreased 3.3 percent in the first quarter of 2002 compared with the first quarter of 2001. Con Edison of New York and O&R electric sales volumes for these periods are shown at the bottom of their consolidated income statements included in Part I, Item 1 of this report. After adjusting for variations, principally weather and billing days, in each period, electricity sales volumes for Con Edison of New York and O&R decreased 1.0 percent and increased 4.0 percent, respectively in the 2002 period. Weather-adjusted sales represent an estimate of the sales that would have been made if historical average weather conditions had prevailed.

        Purchased power costs decreased $237.5 million in the first quarter of 2002 compared with the first quarter of 2001, due to a decrease in the price of purchased power, offset in part by increased purchased volumes resulting from Con Edison of New York's sale of its nuclear generating unit in September 2001. Fuel costs decreased $46.0 million as a result of decreased generation. In general, Con Edison's utility subsidiaries recover prudently incurred purchased power costs pursuant to rate provisions approved by the relevant state public utility commission. See "Recoverable Energy Costs" in Note A to the Con Edison financial statements included in Item 8 of the Form 10-K.

        Con Edison's electric operating income decreased $24.9 million in the first quarter of 2002 compared with the first quarter of 2001. The principal components of the decrease were a decrease in net revenues (operating revenues less fuel and purchased power costs) of $125.0 million. The decrease in net revenues reflects decreased sales due principally to the weather and economic climate ($20.3 million), a reserve related to the sale of the company's nuclear generating unit ($16.1 million) and electric rate reductions of $82.7 million. The decrease in net electric revenues is offset in part by reduced other operations and maintenance expenses of $56.9 million and decreased depreciation expenses of $13.6 million resulting primarily from the sale in September 2001 of the company's nuclear generating unit. The decrease also reflects lower revenue taxes of $24.3 million.

Gas

        Con Edison's gas operating revenues decreased $228.0 million, while the cost of purchased gas decreased by $221.4 million in the first quarter of 2002 compared with the prior year. The lower revenues reflect reduced sales to gas customers, resulting primarily from the very mild winter weather. Gas operating income decreased $0.5 million in the first quarter of 2002, reflecting the $6.6 million decrease in net revenues (operating revenues less gas purchased for resale), as well as increased depreciation and amortization expenses ($1.1 million), increased property tax expense ($5.6 million) and increased income tax ($5.0 million), offset in part by reduced transmission and distribution expenses ($4.7 million), and reduced revenue taxes ($11.3 million).

        Gas sales and transportation volumes for full service customers for Con Edison's utility subsidiaries decreased 16.1 percent in the first quarter of 2002 compared with the first quarter of 2001 resulting primarily from the very mild winter weather. Con Edison of New York and O&R gas sales and transportation volumes for these periods are shown at the bottom of their consolidated income statements included in Part I, Item 1 of this report. After adjusting for variations, principally weather and billing days, in each period, firm gas sales and transportation volumes in the 2001 period decreased 0.3 percent for Con Edison of New York and decreased 3.9 percent for O&R. Weather-adjusted sales represent an estimate of the sales that would have been made if historical average weather conditions had prevailed.

        A weather-normalization provision that applies to the gas business of Con Edison's utility subsidiaries moderates, but does not eliminate, the effect of weather-related changes on gas operating income.

Steam

        Con Edison's steam operating revenues decreased $116.8 million and steam operating income decreased $13.2 million for the first quarter of 2002 compared with the first quarter of 2001. The lower revenues reflect reduced sales volumes and lower fuel and purchased power costs. See "Recoverable Energy Costs" in Note A to the company's financial statements included in Item 8 of the Form 10-K. The decrease in operating income reflects primarily a decrease in net revenues (operating revenues less fuel and purchased power costs) of $31.8 million, offset in part by lower income tax ($10.7 million) and revenue taxes ($6.4 million).

        Steam sales volume (see bottom of the Con Edison of New York consolidated income statement included in Part I, Item 1 of this report) decreased 24.3 percent in the 2002 period compared with the 2001 period, reflecting primarily the very warm winter weather. After adjusting for variations, principally weather and billing days, in each period, steam sales volume decreased 1.1 percent.

Unregulated Business

        Earnings for the unregulated subsidiaries increased $4.8 million in the first quarter of 2002 compared with the first quarter of 2001. The increase is due principally to higher net income for Con Edison Solutions of $12.3 million, reflecting higher gross margins for electric and gas commodity margins and unrealized mark-to-market gains of $3.1 million. This increase was offset in part by a decrease in net income for Con Edison Communications of $6.3 million, reflecting principally a $6.7 million write-down of its investment in Neon Communications Inc. (NEON).

Other Income

        Other income increased $13.1 million in the first quarter of 2002 compared to the first quarter of 2001, due to reduced income taxes of $11.2 million primarily attributable to the recognition of tax benefits relating to the September 2001 sale of Con Edison of New York's nuclear generating unit and the write-down of the NEON investment ($6.0 million and $3.1 million, respectively). In addition, the increase reflects the cessation of goodwill amortization in accordance with Statement of Financial Accounting Standard No. 142 ($3.1 million). See "New Financial Accounting Standards" in Note A to the Con Edison financial statements included in Item 8 of the Form 10-K and increased allowance for equity funds used during construction of $4.0 million, as a result of the East River re-powering project.

Net Interest Charges

        Net interest charges decreased $3.5 million in the first quarter of 2002 compared to the 2001 period, reflecting principally decreased interest expense on long-term debt borrowings ($5.2 million), offset in part by increased interest expense on regulatory deferrals ($1.7 million).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CON EDISON OF NEW YORK

        Consolidated Edison Company of New York, Inc. (Con Edison of New York) is a regulated utility that provides electric service to over 3.1 million customers and gas service to over 1.1 million customers in New York City and Westchester County. It also provides steam service in parts of Manhattan. All of the common stock of Con Edison of New York is owned by Consolidated Edison, Inc. (Con Edison).

        This discussion and analysis should be read in conjunction with Con Edison of New York's Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) in Item 7 of the combined Con Edison, Con Edison of New York and Orange and Rockland Utilities, Inc. (O&R) Annual Reports on Form 10-K for the year ended December 31, 2001 (File Nos. 1-14514, 1-1217 and 1-4315, the Form 10-K). Reference is also made to the notes to the financial statements in Part I, Item 1 of this report, which notes are incorporated herein by reference.

CRITICAL ACCOUNTING POLICIES

        Reference is made to "Critical Accounting Policies" in Con Edison of New York's Form 10-K MD&A.

LIQUIDITY AND CAPITAL RESOURCES

        Con Edison of New York's liquidity is dependent on its cash flows from its operating, investing and financing activities listed on the accompanying consolidated statement of cash flows and discussed below. As a result of these activities cash and temporary cash investments decreased $187.9 million during the first quarter of 2002.

Cash Flows from Operating Activities

        Net cash flows from operating activities during the first three months of 2002 were $41.4 million, $115.3 million less than the first three months of 2001. This decrease reflects principally lower net income, increased receivables and prepayments and decreased accounts payable, offset in part by lower recoverable energy costs.

        Con Edison of New York's customer accounts receivable, less allowance for uncollectible accounts increased $35.0 million at March 31, 2002 compared with year-end 2001 due primarily to timing of customer payments. The company's equivalent number of days of revenue outstanding (ENDRO) was 27.2 days at March 31, 2002 compared with 29.6 days at December 31, 2001. The decrease in ENDRO is due to a reduction in receivables carried on level billing accounts and customer installment agreements along with overall improved collections.

        Other accounts receivable increased $82.9 million at March 31, 2002 compared with year-end 2001, due primarily to higher intercompany billings between Con Edison of New York and the other subsidiaries of Con Edison, Inc. See Note M to the Con Edison of New York financial statements included in Item 8 of the Form 10-K.

        Prepayments at March 31, 2002 include prepaid property taxes of $139.0 million, compared with $9.6 million at December 31, 2001. Property taxes are generally prepaid on January 1 and July 1 of each year.

        Accrued pension credits increased $85.4 million at March 31, 2002 compared with December 31, 2001, reflecting favorable past performance in the company's pension fund and assumptions about future performance. See Note D to the Con Edison of New York financial statements included in Item 8 of the Form 10-K.

        The regulatory asset for deferred recoverable energy costs decreased $17.1 million at March 31, 2002 compared with year-end 2001, reflecting decreased purchased power and gas costs resulting from lower sales volumes. Deferred recoverable energy cost also decreased due to the ongoing recovery of previously deferred amounts, offset in part by the deferral for future recovery of additional purchased power and gas costs. See "Recoverable Energy Costs" in Note A to the Con Edison of New York financial statements included in Item 8 of the Form 10-K.

        The regulatory asset for deferred revenue tax increased $13.6 million at March 31, 2002 compared with December 31, 2001, due primarily to the deferral for future recovery of the MTA Business Tax Surcharge, offset in part by the recovery of previously deferred amounts.

        Other regulatory assets increased $12.8 million at March 31, 2002 compared with year-end 2001, due primarily to an increase of $12.1 million in the deferral related to New York State tax law changes.

        Pension and benefits reserve increased $20.7 million at March 31, 2002 compared with year-end 2001 due primarily to an increase in the cost of postretirement benefits ($16.5 million). See Note E to the Con Edison of New York financial statements included in Item 8 of the Form 10-K.

        Accounts payable decreased $24.3 million at March 31, 2002 compared with year-end 2001, due primarily to lower energy prices in March 2002 as compared to December 2001.

        Accrued taxes decreased $60.1 million at March 31, 2002 compared with year-end 2001, primarily because, in light of the World Trade Center attack, the Federal government extended to January 2002 the due date for final payment of income taxes. As a result, the payment normally made in December was not made until mid-January 2002.

        Proceeds from the auction of transmission congestion contracts increased $48.5 million at March 31, 2002 compared with year-end 2001. The company sells rights to use its transmission system for specified periods of time, pursuant to procedures established by the New York Independent System Operator (NYISO). These auction proceeds are deferred for customer benefit and will be refunded to customers at a future date.

        Other regulatory liabilities increased $50.0 million at March 31, 2002 compared with year-end 2001, principally reflecting in part unrealized mark-to-market gains on transactions entered into in order to hedge purchases of electricity and gas against adverse market price fluctuations ($19.6 million). The company refunds to or collects from its customers its hedging gains or losses, pursuant to rate provisions that permit recovery of the cost of purchased power and gas. See "Recoverable Energy Costs" in Note A to the Con Edison of New York financial statements included in Item 8 of Form 10-K and Note D to the Con Edison of New York financial statements included in Part I, Item 1 of this report. The increase is also due to Con Edison of New York accruing an additional $11.1 million for gas rate reductions pursuant to the gas rate agreement discussed below in regulatory matters.

Cash Flows Used in Investing and Financing Activities

        Net cash flows used in investing activities during the first three months of 2002 increased $106.9 million compared with the first three months of 2001. The increase reflects increased construction expenditures in the first quarter of 2002 as compared with 2001 ($20.0 million) and the receipt in 2001 of proceeds from the sale of the company's 480 MW interest in the Roseton generating station ($100.0 million, net of federal income tax). Construction expenditures increased in 2002 principally to meet load growth on the company's electric distribution system and the World Trade Center restoration effort.

        Net cash flows used in financing activities during the first three months of 2002 decreased $68.8 million compared with the first three months of 2001, reflecting principally increased net proceeds from commercial paper ($52.0 million).

Capital Resources

        Con Edison of New York's ratio of earnings to fixed charges (for the 12 months ended on the date indicated) and common equity ratio (as of the date indicated) were:

	March 31, 2002	December 31, 2001
Earnings to fixed charges	3.58	3.66
Common equity ratio*	47.4	47.2

*
Common shareholders' equity as a percentage of total capitalization

        Con Edison of New York's ratio of earnings to fixed charges decreased for the 12-month period ending March 31, 2002 compared to the 12-month period ending December 31, 2001 as a result of decreased earnings.

Contractual Obligations and Commercial Commitments

        Reference is made to "Contractual Obligations and Commercial Commitments" in Con Edison of New York's Form 10-K MD&A. At March 31, 2002 there was no material change in the company's contractual obligations and commercial commitments compared to those at December 31, 2001.

Non-Exchange Traded Contracts Accounted For at Fair Value

        Con Edison of New York has not engaged to a material extent in trading activities that are accounted for at fair value. See "Financial Market Risks," below and Note O to the Con Edison of New York financial statements included in Item 8 of the Form 10-K.

Regulatory Matters

        In April 2002 the NYPSC approved a three-year gas rate and restructuring plan that will reduce rates by $25 million per year for three years. Reference is made to "Regulatory Matters" in Con Edison of New York's Form 10-K MD&A.

FINANCIAL MARKET RISKS

        Con Edison of New York's primary market risks associated with activities in derivative financial instruments, other financial instruments and derivative commodity instruments are interest rate risk and commodity price risk.

Interest Rate Risk

        The interest rate risk relates primarily to new debt financing needed to fund capital requirements, including utility construction expenditures and maturing debt securities, and to variable rate debt.

        Con Edison of New York manages interest rate risk through the issuance of mostly fixed-rate debt with varying maturities and through opportunistic refunding of debt through optional redemptions and tender offers. The company estimates that, as of March 31, 2002, a 10 percent change in interest rates applicable to its variable rate debt would result in a change in annual interest expense of approximately $10.2 million.

        In addition, Con Edison of New York, from time to time, has entered into derivative financial instruments to hedge interest rate risk on certain debt securities and may use derivative financial instruments to hedge interest rate risk or changes in fair value of certain debt securities. See "Interest Rate Hedging" in Note D to the Con Edison of New York financial statements included in Part I, Item 1 of this report.

Commodity Price Risk

        The commodity price risk relates primarily to the purchase of electricity and gas that Con Edison of New York supplies to its customers. Con Edison of New York uses derivative instruments to hedge purchases of electricity and gas. See "Energy Price Hedging" in Note E to the Con Edison of New York financial statements included in Part I, Item 1 of this report.

        Con Edison of New York estimates that, as of March 31, 2002, a 10 percent change in market prices would result in a change in fair value of approximately $12.8 million for the derivative instruments used by it to hedge purchases of electricity and gas. The company expects that any such change in fair value would be largely offset by directionally opposite changes in the cost of the electricity and gas purchased. In general, the rates Con Edison of New York charges customers for electric, gas and steam service are subject to change for fluctuations in the cost of purchased power or gas, including gains or losses on such derivative instruments and related transaction costs. See "Recoverable Energy Costs" in Note A to the Con Edison of New York financial statements included in Item 8 of the Form 10-K.

Environmental Matters

        For information concerning potential liabilities of Con Edison of New York arising from laws and regulations protecting the environment, including the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (Superfund), see the notes to the Con Edison of New York financial statements included in Part I, Item 1 of this report.

RESULTS OF OPERATIONS

First Quarter of 2002 Compared with First Quarter of 2001

        Con Edison of New York's net income for common stock for the first quarter of 2002 was $150.7 million compared with $171.8 million for the first quarter of 2001. The decrease in the company's net income reflects reduced sales and deliveries resulting from exceptionally warm winter weather and the economic slowdown, offset in part by lower other operations, maintenance and depreciation expenses.

        A comparison of the results of operations of Con Edison of New York for the first quarter of 2002 with the results for the first quarter of 2001 follows.

Three Months Ended March 31, 2002 Compared With Three Months Ended March 31, 2001

	Increases (Decreases) Amount	Increases (Decreases) Percent
(Millions of dollars)
Operating revenues	$(679.8)	(27.9)%
Purchased power—electric and steam	(226.4)	(29.0)
Fuel—electric and steam	(109.4)	(64.3)
Gas purchased for resale	(184.6)	(50.6)
Operating revenues less purchased power, fuel and gas purchased for resale (net revenues)	(159.4)	(14.2)
Other operations and maintenance	(55.3)	(16.4)
Depreciation and amortization	(12.6)	(10.5)
Taxes, other than income tax	(39.3)	(13.6)
Income tax	(14.4)	(13.1)
Operating income	(37.8)	(14.2)
Other income less deductions and related income tax	13.9	(A )
Net interest charges	(2.7)	(2.9)
Net income for common stock	$(21.2)	(12.3)%

(A)
Amounts in excess of 100 percent.

        A discussion of Con Edison of New York's operating revenues and operating income by business segment follows. Con Edison of New York's principal business segments are its regulated electric, gas and steam utility businesses. For additional information about the segments, see Note E to the Con Edison of New York financial statements included in Part I, Item 1 of this report.

Electric

        Con Edison of New York's electric operating revenues in the first quarter of 2002 decreased $374.4 million compared with the first quarter of 2001. The decrease reflects net rate reductions of approximately $82.7 million pursuant to the 1997 restructuring agreement, lower fuel and purchased power costs of $204.8 million (discussed below), and reduced sales and deliveries of $20.3 million resulting from the very mild winter weather and economic slowdown. See "Recoverable Energy Costs" and "Rate and Restructuring Agreements" in Note A to the Con Edison of New York financial statements included in Item 8 of the Form 10-K.

        Con Edison of New York's electric sales and deliveries, excluding off-system sales, for the first quarter of 2002 compared with the first quarter of 2001 were:

Millions of Kwhrs.

Description	Three Months Ended March 31, 2002	Three Months Ended March 31, 2001	Variation	Percent Variation
Residential/Religious	2,768	2,850	(82)	(2.9)%
Commercial/Industrial	4,436	4,860	(424)	(8.7)
Other	34	38	(4)	(10.5)

Total Full Service Customers	7,238	7,748	(510)	(6.6)
Retail Choice Customers	2,655	2,440	215	8.8

Sub-total	9,893	10,188	(295)	(2.9)
NYPA, Municipal Agency and Other Sales	2,381	2,557	(176)	(6.9)

Total Service Area	12,274	12,745	(471)	(3.7)%

        Electricity sales volume in Con Edison of New York's service territory decreased 3.7 percent in the first quarter of 2002 compared with the first quarter of 2001. The decrease in sales volume reflects the extremely mild 2002 winter weather compared to the 2001 period and the relatively weak economic climate. After adjusting for variations, principally weather and billing days, in each period, electricity sales volume in the service territory decreased 1.0 percent in the 2002 period. Weather-adjusted sales represent an estimate of the sales that would have been made if historical average weather conditions had prevailed.

        Con Edison of New York's purchased power costs decreased $204.8 million in the first quarter of 2002 compared with the first quarter of 2001, due to a decrease in the price of purchased power, offset in part by increased purchased volumes resulting from the sale of the company's nuclear generating unit in September 2001. Fuel costs decreased $46.0 million as a result of decreased generation. In general, Con Edison of New York recovers prudently incurred purchased power costs pursuant to rate provisions approved by the NYPSC. See "Recoverable Energy Costs" in Note A to the Con Edison of New York financial statements included in Item 8 of the Form 10-K.

        Con Edison of New York's electric operating income decreased $24.1 million in the first quarter of 2002 compared with the first quarter of 2001. The principal components of the decrease were a decrease in net revenues (operating revenues less fuel and purchased power costs) of $123.6 million. The decrease in net revenues reflects decreased sales due principally to the weather and economic climate ($20.3 million), a reserve related to the sale of the company's nuclear generating unit ($16.1 million) and electric rate reductions of $82.7 million. The decrease in net electric revenues is offset in part by reduced other operations and maintenance expenses of $56.3 million and decreased depreciation expense of $13.9 million resulting primarily from the sale in September 2001 of the company's nuclear generating unit. The decrease also reflects lower revenue taxes of $23.8 million.

Gas

        Con Edison of New York's gas operating revenues decreased $188.6 million, while the cost of purchased gas decreased by $184.6 million in the first quarter of 2002 compared with the prior year. The lower revenues reflect reduced sales to gas customers, resulting primarily from the very mild winter weather. Gas operating income decreased $0.5 million in the first quarter of 2002, reflecting the $4.0 million decrease in net revenues (operating revenues less gas purchased for resale), as well as increased depreciation and amortization expenses ($1.1 million), increased property tax expense

($5.4 million) and increased income tax ($5.2 million), offset in part by reduced transmission and distribution expenses ($4.3 million), and reduced revenue taxes ($10.0 million).

        Con Edison of New York's gas sales and transportation volumes for full service customers (see bottom of the company's consolidated income statement included in Part I, Item 1 of this report) decreased 16.8 percent in the first quarter of 2002 compared with the 2001 period. After adjusting for variations, principally weather and billing days, in each period, firm gas sales and transportation volumes in the company's service territory decreased 0.3 percent in the 2002 period. Weather-adjusted sales represent an estimate of the sales that would have been made if historical average weather conditions had prevailed.

        A weather-normalization provision that applies to Con Edison of New York's gas business moderates, but does not eliminate, the effect of weather-related changes on gas operating income.

Steam

        Con Edison of New York's steam operating revenues decreased $116.8 million and steam operating income decreased $13.2 million for the first quarter of 2002 compared with the first quarter of 2001. The lower revenues reflect reduced sales volumes and lower fuel and purchased power costs. See "Recoverable Energy Costs" in Note A to the Con Edison financial statements included in Item 8 of the Form 10-K. The decrease in operating income reflects primarily a decrease in net revenues (operating revenues less fuel and purchased power costs) of $31.8 million, offset in part by lower income tax ($10.7 million) and revenue taxes ($6.4 million).

        Con Edison of New York's steam sales volume (see bottom of the company's consolidated income statement included in Part I, Item 1 of this report) decreased 24.3 percent in the 2002 period compared with the 2001 period, reflecting primarily the very warm winter weather. After adjusting for variations, principally weather and billing days, in each period, steam sales volume decreased 1.1 percent.

Other Income

        Other income increased $13.9 million in the first quarter of 2002 compared to the first quarter of 2001, due to reduced income taxes of $7.5 million primarily attributable to the recognition of tax benefits relating to the September 2001 sale of Con Edison of New York's nuclear generating unit ($6.0 million) and an increase in allowance for equity funds used during construction of $4.0 million as a result of the East River re-powering project.

Net Interest Charges

        Net interest charges decreased $2.8 million in the first quarter of 2002 compared to the 2001 period, reflecting principally decreased interest on long-term debt ($4.9 million), offset in part by increased interest expense on regulatory deferrals ($1.7 million).

O&R Management's Narrative Analysis of the Result of Operations

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

        O&R's net income for common stock for the three-month period ended March 31, 2002 was $12.4 million, $0.8 million lower than the corresponding 2001 period. The decrease was attributable primarily to lower revenues. Gas sales were 13.4 percent lower than the prior year as a result of very warm winter weather. O&R's weather normalization clause mitigates, but does not eliminate, the impact of weather on net gas income. Customer late payment charge revenues decreased by 44 percent, as a result of decrease in the cost of energy billed to customers. Other operating and maintenance expenditures were lower in the current period, offsetting in part the impact of the lower revenues.

        A comparison of the results of operations of O&R for the three months ended March 31, 2002 to the three months ended March 31, 2001, follows.

(Millions of dollars)	Increases (Decreases) Amount	Increases (Decreases) Percent
Operating revenues	$(73.4)	(32.0)%
Purchased power — electric	(32.7)	(46.2)
Gas purchased for resale	(36.7)	(50.7)
Operating revenues less purchased power, fuel and gas purchased for resale (net revenues)	(4.0)	(4.6)
Other operation and maintenance expenses	(1.7)	(4.8)
Depreciation and amortization	0.2	2.6
Taxes, other than income tax	(1.8)	(12.2)
Income tax	(0.1)	(1.3)
Operating income	(0.6)	(3.0)
Other income less deductions and related income tax	(0.6)	(a )
Net interest charges	(0.4)	(5.8)
Net income for common stock	$(0.8)	(6.0)%

  (a)
  Amounts in excess of 100 percent.

        A discussion of O&R's operating revenues by business segment follows. O&R's principal business segments are its electric and gas utility businesses. For additional information about O&R's business segments, see the notes to the O&R financial statements included in Part I, Item 1 of this report.

Electric

        Electric operating revenues decreased $34.1 million during the three months ended March 31, 2002 compared to the 2001 period. This decrease was primarily the result of lower purchased power costs in the 2002 period. See "Recoverable Energy Costs" in Note A to the O&R financial statements in Item 8 of the combined O&R, Con Edison and Consolidated Edison Company of New York, Inc. Annual Reports on Form 10-K for the year ended December 31, 2001 (file Nos. 1-4315, 1-14514 and 1-1217, the Form 10-K).

        Electric sales volumes in the three months ended March 31, 2002 increased 0.8 percent compared to the 2001 period. After adjusting for weather variations, total electricity sales volumes were 4.0 percent higher in the current year. Weather-adjusted sales represent an estimate of the sales that would have been made if historical average weather conditions had prevailed. Net electric revenues (operating revenues less purchased power and associated tax recoveries) were modestly higher in the current period.

        Purchased power costs decreased $32.7 million for the three months ended March 31, 2002 compared to the 2001 period, reflecting decreases in the unit cost of purchased power, partially offset by higher energy requirements.

        Electric operating income decreased $0.7 million during the first three months of 2002, compared to the 2001 period. This decrease reflects lower late payment charge revenues, higher retail access program costs and higher taxes incurred in the current period.

Gas

        Gas operating revenues decreased $39.4 million during the first three months of 2002, compared to the 2001 period. This decrease was primarily the result of lower gas costs in the 2002 period. See "Recoverable Energy Costs" in Note A to the O&R financial statements in Item 8 of the Form 10-K.

        Total gas sales volumes in the three months ended March 31, 2002 decreased 13.4 percent compared to the 2001 period. O&R's revenues from gas sales in New York are subject to a weather normalization clause that moderates, but does not eliminate, the effect of weather-related changes on net income. After adjusting for weather variations in each period, total sales and transportation volumes were 3.9 percent lower for the 2002 period compared to the 2001 period.

        The cost of gas purchased for resale decreased $36.8 million in the 2002 period compared to the 2001 period, due to the lower sales volumes and unit costs.

        Gas operating income increased slightly during the first three months of 2002, compared to the 2001 period, reflecting lower operation and maintenance expenses, offset by lower net revenues.

Taxes Other Than Income Taxes

        Taxes other than income tax decreased by $1.8 million in the 2002 period compared to the 2001 period. The decrease was primarily the result of lower New York State revenue taxes, which resulted from the reduced energy costs billed to customers.

Other Income

        Other income decreased $0.6 million in the 2002 period compared to the 2001 period, due primarily to lower earnings on short-term investments during the current year.

Net Interest Charges

        Interest charges decreased by $0.4 million in the 2002 period compared to the 2001 period reflecting lower average debt balances and lower average interest rates in the 2002 period, offset in part by lower allowance for borrowed funds used during construction.

Income Taxes

        Income tax decreased $0.1 million in the 2002 period compared to the 2001 period, due to lower earnings in the current period.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

CON EDISON

        For information about Con Edison's primary market risks associated with activities in derivative financial instruments, other financial instruments and derivative commodity instruments, see "Financial Market Risks" in Con Edison's Management's Discussion and Analysis of Financial Condition and Results of Operations in Part 1, Item 2 of this report and Item 7A of the combined Con Edison, Con Edison of New York and O&R Annual Report on Form 10-K for the year ended December 31, 2001 (the Form 10-K), which information is incorporated herein by reference.

CON EDISON OF NEW YORK

        For information about Con Edison of New York's primary market risks associated with activities in derivative financial instruments, other financial instruments and derivative commodity instruments, see "Financial Market Risks" in Con Edison of New York's Management's Discussion and Analysis of Financial Condition and Results of Operations in Part 1, Item 2 of this report and Item 7A of the Form 10-K, which information is incorporated herein by reference.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

CON EDISON

        In May 2002, Con Edison and Northeast Utilities each filed motions for summary judgment with respect to certain claims in their ongoing legal proceeding. For additional information about this proceeding, see note D to the Con Edison financial statements included in Part I, Item 1 of this report (which information is incorporated herein by reference).

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)
EXHIBITS

CON EDISON

Exhibit 10.1	Amendment, dated April 8, 2002, to The Consolidated Edison, Inc. Stock Purchase Plan. (Incorporated by reference to Exhibit 10.2 to Con Edison's Registration Statement on Form S-8 (No. 333-86820).)
Exhibit 12.1	Statement of computation of Con Edison's ratio of earnings to fixed charges for the twelve-month periods ended March 31, 2002 and December 2001.

CON EDISON OF NEW YORK

Exhibit 12.2	Statement of computation of Con Edison of New York's ratio of earnings to fixed charges for the twelve-month periods ended March 31, 2002 and December 2001.

O&R

Exhibit 12.3	Statement of computation of O&R's ratio of earnings to fixed charges for the twelve-month periods ended March 31, 2002 and December 2001.
(b)
REPORTS ON FORM 8-K

CON EDISON

        Con Edison filed a Current Report on Form 8-K, dated March 8, 2002, filing (under Item 7) the Con Edison financial statements that were filed again under Item 8 of the Form 10-K and furnishing (under Item 9) certain material pursuant to Regulation FD. No other Con Edison Current Report on Form 8-K was filed during the quarter ended March 31, 2002. Con Edison filed a Current Report on Form 8-K, dated April 3, 2002, reporting (under Item 5) the issuance and sale of $325 million aggregate principal amount of its Public Income NotES, 7.25% Debentures, Series 2002 A.

CON EDISON OF NEW YORK

        Con Edison of New York filed no Current Reports on Form 8-K during the quarter ended March 31, 2002.

O&R

        O&R filed no Current Reports on Form 8-K during the quarter ended March 31, 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONSOLIDATED EDISON, INC.
CONSOLIDATED EDISON COMPANY OF NEW YORK, INC.
DATE: May 14, 2002	By:	/s/ JOAN S. FREILICH JOAN S. FREILICH Executive Vice President, Chief Financial Officer and Duly Authorized Officer
ORANGE AND ROCKLAND UTILITIES, INC.
DATE: May 14, 2002	By:	/s/ EDWARD J. RASMUSSEN EDWARD J. RASMUSSEN Vice President, Chief Financial Officer and Duly Authorized Officer

QuickLinks

TABLE OF CONTENTS
FILING FORMAT
FORWARD-LOOKING STATEMENTS
CONSOLIDATED EDISON, INC. CONSOLIDATED BALANCE SHEET (Unaudited)
CONSOLIDATED EDISON, INC. CONSOLIDATED BALANCE SHEET (Unaudited)
CONSOLIDATED EDISON, INC. CONSOLIDATED INCOME STATEMENT For the Three Months Ended March 31, 2002 and 2001 (Unaudited)
CONSOLIDATED EDISON, INC. CONSOLIDATED STATEMENT OF RETAINED EARNINGS (Unaudited)
CONSOLIDATED EDISON, INC. CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME For the Three Months Ended March 31, 2002 and 2001 (Unaudited)
CONSOLIDATED EDISON, INC. CONSOLIDATED STATEMENT OF CASH FLOWS For the Three Months Ended March 31, 2002 and 2001 (Unaudited)
NOTES TO FINANCIAL STATEMENTS—CON EDISON
CONSOLIDATED EDISON OF NEW YORK, INC. CONSOLIDATED BALANCE SHEET (Unaudited)
CONSOLIDATED EDISON OF NEW YORK, INC. CONSOLIDATED BALANCE SHEET (Unaudited)
CONSOLIDATED EDISON OF NEW YORK, INC. CONSOLIDATED INCOME STATEMENT For the Three Months Ended March 31, 2002 and 2001 (Unaudited)
CONSOLIDATED EDISON COMPANY OF NEW YORK, INC. CONSOLIDATED STATEMENT OF RETAINED EARNINGS (Unaudited)
CONSOLIDATED EDISON COMPANY OF NEW YORK, INC. CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME For the Three Months Ended March 31, 2002 and 2001 (Unaudited)
CONSOLIDATED EDISON COMPANY OF NEW YORK, INC. CONSOLIDATED STATEMENT OF CASH FLOWS For the Three Months Ended March 31, 2002 and 2001 (Unaudited)
NOTES TO FINANCIAL STATEMENTS—CON EDISON OF NEW YORK
ORANGE AND ROCKLAND UTILITIES, INC. CONSOLIDATED BALANCE SHEET (Unaudited)
ORANGE AND ROCKLAND UTILITIES, INC. CONSOLIDATED BALANCE SHEET (Unaudited)
ORANGE AND ROCKLAND UTILITIES, INC. CONSOLIDATED INCOME STATEMENT For the Three Months Ended March 31, 2002 and 2001 (Unaudited)
ORANGE AND ROCKLAND UTILITIES, INC. CONSOLIDATED STATEMENT OF RETAINED EARNINGS (Unaudited)
Orange and Rockland Utilities, Inc. CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME For the Three Months Ended March 31, 2002 and 2001 (Unaudited)
ORANGE AND ROCKLAND UTILITIES, INC. CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
Notes To Financial Statements—O&R
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Three Months Ended March 31, 2002 Compared With Three Months Ended March 31, 2001
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Three Months Ended March 31, 2002 Compared With Three Months Ended March 31, 2001
O&R Management's Narrative Analysis of the Result of Operations
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
  PART II. OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES