Form 10-Q
period 2002-09-30
CONSOLIDATED EDISON CO OF NEW YORK INC; ORANGE & ROCKLAND UTILITIES INC; CONSOLIDATED EDISON INC
filed 2002-11-13
CIK 23632, 74778, 1047862

QuickLinks -- Click here to rapidly navigate through this document

Form 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

/x/	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended SEPTEMBER 30, 2002
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

Indicate by check mark whether each Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes /x/    No / /

As of the close of business on October 31, 2002, Consolidated Edison, Inc. ("Con Edison") had outstanding 213,622,478 Common Shares ($.10 par value). Con Edison owns all of the outstanding common equity of Consolidated Edison Company of New York, Inc. ("Con Edison of New York") and Orange and Rockland Utilities, Inc. ("O&R").

O&R meets the conditions specified in general instruction H (1) (a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

*
O&R is omitting this information pursuant to General Instruction H of Form 10-Q.

Filing Format

This Quarterly Report on Form 10-Q  is a combined report being filed separately by three different registrants: Consolidated Edison, Inc. ("Con Edison"), Consolidated Edison Company of New York, Inc. ("Con Edison of New York") and Orange and Rockland Utilities, Inc. ("O&R"). Neither Con Edison of New York nor O&R makes any representation as to the information contained in this report relating to Con Edison or the subsidiaries of Con Edison other than itself.

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

Consolidated Edison, Inc.

CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	As at
	September 30, 2002	December 31, 2001

	(Thousands of Dollars)
ASSETS
UTILITY PLANT, AT ORIGINAL COST
Electric	$11,444,028	$11,145,400
Gas	2,488,260	2,405,730
Steam	764,376	758,600
General	1,407,143	1,354,099

TOTAL	16,103,807	15,663,829
Less: Accumulated depreciation	4,629,181	4,472,994

NET	11,474,626	11,190,835
Construction work in progress	815,200	654,107

NET UTILITY PLANT	12,289,826	11,844,942

NON-UTILITY PLANT
Unregulated generating assets, less accumulated depreciation of $26,937 and $21,289 in 2002 and 2001, respectively	165,449	131,654
Non-utility property, less accumulated depreciation of $15,970 and $11,235 in 2002 and 2001 respectively	80,948	53,915
Construction work in progress	383,533	217,864

NET PLANT	12,919,756	12,248,375

CURRENT ASSETS
Unrestricted cash and temporary cash investments	83,401	271,356
Restricted cash	18,761	69,823
Accounts receivable - customer, less allowance for uncollectible accounts of $33,183 and $34,775 in 2002 and 2001, respectively	733,199	613,733
Accrued unbilled revenue	46,456	47,654
Other receivables	241,889	97,344
Fuel, at average cost	16,791	18,216
Gas in storage, at average cost	98,030	111,507
Materials and supplies, at average cost	90,815	90,976
Prepayments	208,105	79,687
Other current assets	114,909	50,454

TOTAL CURRENT ASSETS	1,652,356	1,450,750

INVESTMENTS - OTHER	232,717	216,979

DEFERRED CHARGES, REGULATORY ASSETS AND NONCURRENT ASSETS
Goodwill	405,802	439,944
Intangible assets	82,963	85,783
Accrued pension credits	946,504	697,807
Regulatory assets
Future federal income tax	605,290	659,891
Recoverable energy costs	293,975	210,264
Sale of nuclear generating plant	129,894	174,804
Real estate sale costs - First Avenue properties	135,189	105,407
Deferred retirement program costs	84,089	81,796
Deferred unbilled gas revenue	43,594	43,594
Deferred environmental remediation costs	72,011	62,559
Workers' compensation	56,757	62,109
Divestiture - capacity replacement reconciliation	53,850	58,850
Deferred revenue taxes	79,830	41,256
World Trade Center restoration costs	45,516	32,933
Other	133,725	83,697

TOTAL REGULATORY ASSETS	1,733,720	1,617,160

Other deferred charges and noncurrent assets	229,850	239,313

TOTAL DEFERRED CHARGES, REGULATORY ASSETS AND NONCURRENT ASSETS	3,398,839	3,080,007

TOTAL	$18,203,668	$16,996,111

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.

CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	As at
	September 30, 2002	December 31, 2001
	(Thousands of Dollars)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION
Common stock, authorized 500,000,000 shares; outstanding 213,485,279 shares and 212,206,394 shares	$1,532,172	$1,482,341
Retained earnings	5,420,676	5,251,017
Treasury stock, at cost; 23,210,700 shares and 23,281,700 shares	(1,001,241)	(1,002,107)
Capital stock expense	(35,374)	(35,547)
Accumulated other comprehensive income	(18,232)	(29,436)

TOTAL COMMON SHAREHOLDERS' EQUITY	5,898,001	5,666,268

Preferred stock	212,563	212,563
Long-term debt	5,945,622	5,501,217

TOTAL CAPITALIZATION	12,056,186	11,380,048

MINORITY INTERESTS	8,562	9,522
NONCURRENT LIABILITIES
Obligations under capital leases	39,149	41,088
Accumulated provision for injuries and damages	176,374	175,665
Pension and benefits reserve	222,331	187,739
Superfund and other environmental costs	142,713	132,254
Other noncurrent liabilities	41,420	30,159

TOTAL NONCURRENT LIABILITIES	621,987	566,905

CURRENT LIABILITIES
Long-term debt due within one year	196,630	310,950
Preferred stock to be redeemed in one year	—	37,050
Notes payable	402,846	343,722
Accounts payable	781,737	665,342
Customer deposits	217,440	214,121
Accrued taxes	138,281	146,657
Accrued interest	98,150	80,238
System Benefit Charge	26,987	30,024
Independent Power Producer buyout	32,700	33,750
Accrued wages	74,101	77,131
Other current liabilities	183,286	176,376

TOTAL CURRENT LIABILITIES	2,152,158	2,115,361

DEFERRED CREDITS AND REGULATORY LIABILITIES
Accumulated deferred income tax	2,479,211	2,235,295
Accumulated deferred investment tax credits	113,406	118,350
Regulatory liabilities
NYISO reconciliation	99,635	92,504
World Trade Center casualty loss	78,787	81,483
Gain on divestiture	42,670	59,030
Deposit from sale of First Avenue properties	50,000	50,000
Refundable energy costs	47,618	45,008
Accrued electric rate reduction	38,018	38,018
Transmission Congestion Contracts	79,119	4,896
Gas Rate Plan — World Trade Center Recovery	36,388	—
Electric excess earnings	20,000	—
Other	258,797	185,188

TOTAL REGULATORY LIABILITIES	751,032	556,127

Other deferred credits	21,126	14,503

TOTAL DEFERRED CREDITS AND REGULATORY LIABILITIES	3,364,775	2,924,275

TOTAL	$18,203,668	$16,996,111

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.

CONSOLIDATED INCOME STATEMENT
(UNAUDITED)

	For the Three Months Ended September 30,
	2002	2001

	(Thousands of Dollars)
OPERATING REVENUES
Electric	$2,127,038	$2,247,336
Gas	156,029	166,601
Steam	76,662	78,703
Non-utility	179,761	134,916

TOTAL OPERATING REVENUES	2,539,490	2,627,556

OPERATING EXPENSES
Purchased power	1,063,917	1,072,042
Fuel	83,462	99,845
Gas purchased for resale	74,537	86,868
Other operations	224,195	258,599
Maintenance	98,757	101,128
Depreciation and amortization	126,162	133,011
Taxes, other than income taxes	301,163	313,583
Income taxes	181,202	176,069

TOTAL OPERATING EXPENSES	2,153,395	2,241,145

OPERATING INCOME	386,095	386,411

OTHER INCOME (DEDUCTIONS)
Investment income	426	2,309
Allowance for equity funds used during construction	1,983	286
Other income	1,780	1,548
Other income deductions	(4,363)	(7,421)
Income taxes	9,703	5,490

TOTAL OTHER INCOME (DEDUCTIONS)	9,529	2,212

INCOME BEFORE INTEREST CHARGES	395,624	388,623
Interest on long-term debt	102,619	100,587
Other interest	8,160	9,230
Allowance for borrowed funds used during construction	(1,697)	(1,934)

NET INTEREST CHARGES	109,082	107,883

NET INCOME	286,542	280,740

PREFERRED STOCK DIVIDEND REQUIREMENTS	2,831	3,398

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	283,711	277,342

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	—	—

NET INCOME FOR COMMON STOCK	$283,711	$277,342

EARNINGS PER COMMON SHARE - BASIC
Before cumulative effect of change in accounting principle	$1.34	$1.31

Cumulative effect of change in accounting principle	$—	$—

After cumulative effect of change in accounting principle	$1.34	$1.31

EARNINGS PER COMMON SHARE - DILUTED
Before cumulative effect of change in accounting principle	$1.33	$1.30

Cumulative effect of change in accounting principle	$—	$—

After cumulative effect of change in accounting principle	$1.33	$1.30

DIVIDENDS DECLARED PER SHARE OF COMMON STOCK	$0.555	$0.550

AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC	213,219,441	212,206,033

AVERAGE NUMBER OF SHARES OUTSTANDING - DILUTED	214,220,069	213,170,793

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.

CONSOLIDATED INCOME STATEMENT
(UNAUDITED)

	For the Nine Months Ended September 30,
	2002	2001

	(Thousands of Dollars)
OPERATING REVENUES
Electric	$4,826,870	$5,486,659
Gas	872,248	1,173,813
Steam	288,616	426,621
Non-utility	437,099	414,584

TOTAL OPERATING REVENUES	6,424,833	7,501,677

OPERATING EXPENSES
Purchased power	2,413,054	2,739,562
Fuel	194,754	341,133
Gas purchased for resale	425,836	723,990
Other operations	691,865	799,583
Maintenance	297,327	345,914
Depreciation and amortization	368,731	404,877
Taxes, other than income taxes	837,648	878,052
Income taxes	351,673	379,841

TOTAL OPERATING EXPENSES	5,580,888	6,612,952

OPERATING INCOME	843,945	888,725

OTHER INCOME (DEDUCTIONS)
Investment income	1,548	4,533
Allowance for equity funds used during construction	8,103	787
Other income	17,067	1,399
Other income deductions	(19,252)	(18,500)
Income taxes	25,771	12,629

TOTAL OTHER INCOME (DEDUCTIONS)	33,237	848

INCOME BEFORE INTEREST CHARGES	877,182	889,573
Interest on long-term debt	295,810	298,149
Other interest	27,252	29,254
Allowance for borrowed funds used during construction	(3,404)	(5,156)

NET INTEREST CHARGES	319,658	322,247

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	557,524	567,326

PREFERRED STOCK DIVIDEND REQUIREMENTS	9,627	10,194

NET INCOME	547,897	557,132

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE (NET OF INCOME TAXES OF $13.961 MILLION)	20,182	—

NET INCOME FOR COMMON STOCK	$527,715	$557,132

EARNINGS PER COMMON SHARE - BASIC
Before cumulative effect of change in accounting principle	$2.58	$2.63

Cumulative effect of change in accounting principle	$0.10	$—

After cumulative effect of change in accounting principle	$2.48	$2.63

EARNINGS PER COMMON SHARE - DILUTED
Before cumulative effect of change in accounting principle	$2.57	$2.62

Cumulative effect of change in accounting principle	$0.10	$—

After cumulative effect of change in accounting principle	$2.47	$2.62

DIVIDENDS DECLARED PER SHARE OF COMMON STOCK	$1.665	$1.650

AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC	212,765,813	212,118,972

AVERAGE NUMBER OF SHARES OUTSTANDING - DILUTED	213,849,866	212,869,724

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.

CONSOLIDATED STATEMENT OF RETAINED EARNINGS
(UNAUDITED)

	As at
	September 30, 2002	December 31, 2001

	(Thousands of Dollars)
BALANCE, START OF PERIOD	$5,251,017	$5,040,931
LESS: STOCK OPTIONS EXERCISED	3,299	5,430
NET INCOME FOR THE PERIOD	557,524	695,835

LESS: CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	20,182	—

NET INCOME AFTER CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	537,342	695,835

TOTAL	5,785,060	5,731,336

DIVIDENDS DECLARED ON CAPITAL STOCK
CUMULATIVE PREFERRED, AT REQUIRED ANNUAL RATES	9,627	13,593
COMMON, $1.665 AND $2.20 PER SHARE, RESPECTIVELY	354,757	466,726

TOTAL DIVIDEND DECLARED	364,384	480,319

BALANCE, END OF PERIOD	$5,420,676	$5,251,017

Consolidated Edison, Inc.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)

	For the Three Months Ended September 30,
	2002	2001

	(Thousands of Dollars)
NET INCOME FOR COMMON STOCK	$283,711	$277,342
OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAXES
INVESTMENT IN MARKETABLE EQUITY SECURITIES, NET OF ($358) AND ($273) TAXES	(511)	(387)
UNREALIZED GAINS/(LOSSES) ON DERIVATIVES QUALIFIED AS HEDGES, NET OF $130 AND ($8,704) TAXES	322	(11,923)
LESS: RECLASSIFICATION ADJUSTMENT FOR GAINS/(LOSSES) INCLUDED IN NET INCOME, NET OF $2,076 AND ($6,900) TAXES	2,959	(9,571)

TOTAL OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAXES	(3,148)	(2,739)

COMPREHENSIVE INCOME	$280,563	$274,603

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)

	For the Nine Months Ended September 30,
	2002	2001

	(Thousands of Dollars)
NET INCOME FOR COMMON STOCK	$527,715	$557,132
OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAXES
INVESTMENT IN MARKETABLE EQUITY SECURITIES, NET OF ($603) AND ($552) TAXES	(859)	(576)
MINIMUM PENSION LIABILITY ADJUSTMENTS, NET OF ($2,049) AND ($1,656) TAXES	(2,959)	(2,055)
UNREALIZED (LOSSES) ON DERIVATIVES QUALIFIED AS HEDGES DUE TO CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE, NET OF $0 AND ($5,587) TAXES	—	(8,050)
UNREALIZED GAINS/(LOSSES) ON DERIVATIVES QUALIFIED AS HEDGES, NET OF $7,120 AND ($17,363) TAXES	10,293	(24,375)
LESS: RECLASSIFICATION ADJUSTMENT FOR (LOSSES) INCLUDED IN NET INCOME, NET OF ($3,337) AND ($7,278) TAXES	(4,729)	(10,284)

TOTAL OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAXES	11,204	(24,772)

COMPREHENSIVE INCOME	$538,919	$532,360

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended September 30,
	2002	2001

	(Thousands of Dollars)
OPERATING ACTIVITIES
Net income	$557,524	$567,326
PRINCIPAL NON-CASH CHARGES (CREDITS) TO INCOME
Depreciation and amortization	368,731	404,653
Income tax deferred (excluding taxes resulting from divestiture of plant)	235,227	46,692
Common equity component of allowance for funds used during construction	(8,103)	(787)
Prepayments—accrued pension credits	(248,697)	(248,779)
Other non-cash charges	81,090	35,230
Capitalized administrative expenses	47,175	72,607
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable—customer, less allowance for uncollectibles	(119,466)	46,707
Materials and supplies, including fuel and gas in storage	15,063	(18,664)
Prepayments (other than pensions), other receivables and other current assets	(336,220)	12,931
Deferred recoverable energy costs	(83,711)	146,421
Cost of removal less salvage	(59,407)	(71,680)
Accounts payable	116,395	(282,448)
Pension and benefits reserve	34,592	31,818
Accrued taxes	(8,376)	62,171
Accrued interest	17,912	11,815
Deferred charges and regulatory assets	(116,024)	(91,855)
Deferred credits and regualtory liabilities	125,760	93,376
Transmission Congestion Contracts	74,223	14,087
Unregulated subsidiaries non-current assets	43,103	(59,295)
Other assets	9,026	(3,019)
Other liabilities	24,016	14,413

NET CASH FLOWS FROM OPERATING ACTIVITIES	769,833	783,720

INVESTING ACTIVITIES INCLUDING CONSTRUCTION
Utility construction expenditures	(786,151)	(750,559)
Nuclear fuel expenditures	—	(6,111)
Contributions to nuclear decommissioning trust	—	(89,185)
Common equity component of allowance for funds used during construction	8,103	787
Divestiture of utility plant (net of federal income tax)	—	653,694
Investments by unregulated subsidiaries	(16,324)	(17,062)
Non-utility construction expenditure	(236,880)	(51,042)

NET CASH FLOWS USED IN INVESTING ACTIVITIES INCLUDING CONSTRUCTION	(1,031,252)	(259,478)

FINANCING ACTIVITIES INCLUDING DIVIDENDS
Net proceeds from short-term debt	59,125	(52,932)
Additions to long-term debt	625,000	624,600
Retirement of long-term debt	(300,000)	(378,150)
Preferred stock	(37,050)	—
Issuance and refunding costs	(10,686)	(20,254)
Common stock dividends	(354,191)	(349,997)
Issuance of common stock	49,831	—
Preferred stock dividends	(9,627)	(10,194)

NET CASH FLOWS FROM/(USED) IN FINANCING ACTIVITIES INCLUDING DIVIDENDS	22,402	(186,927)

CASH AND TEMPORARY CASH INVESTMENTS:
NET CHANGE FOR THE PERIOD	(239,017)	337,315
BALANCE AT BEGINNING OF PERIOD	341,179	94,828

BALANCE AT END OF PERIOD	$102,162	$432,143

LESS: RESTRICTED CASH	$18,761	$—

BALANCE: UNRESTRICTED CASH AND TEMPORARY CASH INVESTMENTS	$83,401	$432,143

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) - CONSOLIDATED EDISON, INC.

Note A - General

These notes accompany and form an integral part of the interim consolidated financial statements of Consolidated Edison, Inc. and its subsidiaries (Con Edison), including the regulated utility Consolidated Edison Company of New York, Inc. (Con Edison of New York), the regulated utility Orange and Rockland Utilities, Inc. (O&R) and several unregulated subsidiaries. These financial statements are unaudited but, in the opinion of Con Edison's management, reflect all adjustments (which include only normally recurring adjustments with the exception of the cumulative effect of a change in accounting principle) necessary for a fair presentation of the results for the interim periods presented. These financial statements should be read together with the audited Con Edison financial statements (including the notes thereto) included in the combined Con Edison, Con Edison of New York and O&R Annual Reports on Form 10-K for the year ended December 31, 2001 (the Form 10-K). Results for interim periods are not necessarily indicative of results for the entire fiscal year.

Earnings Per Common Share

In accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," Con Edison presents basic and diluted earnings per share on the face of the Consolidated Income Statement. Basic earnings per share (EPS) is calculated by dividing earnings available to common shareholders ("Net income for common stock" on the Consolidated Income Statement) by the weighted average number of common shares outstanding during the period. In the calculation of diluted EPS, weighted average shares outstanding are increased for additional shares that would be outstanding if potentially dilutive securities were converted to common stock.

Potentially dilutive securities for Con Edison consist of restricted stock and stock options whose exercise price is less than the average market price of the common shares during the reporting period. These options were granted under the company's Stock Option Plan (see Note M to the Con Edison financial statements included in Item 8 of the Form 10-K).

Basic and diluted EPS are calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001

	(Millions of Dollars/Share data in Thousands)
Income before cumulative effect of change in accounting principle	$286.5	$280.7	$557.5	$567.3
Less: Preferred stock dividend requirements	2.8	3.4	9.6	10.2

Income available to common shareholders	283.7	277.3	547.9	557.1
Less: Cumulative effect of change in accounting principle, net of tax	-	-	20.2	-

Net income applicable to common stock	$283.7	$277.3	$527.7	$557.1

Number of shares on which basic EPS is calculated	213,219	212,206	212,766	212,119
Add - Incremental shares attributable to effect of dilutive securities:	1,001	965	1,084	751

Number of shares on which diluted EPS is calculated	214,220	213,171	213,850	212,870

EARNINGS PER COMMON SHARE - BASIC
Before cumulative effect of change in accounting principle	$1.34	$1.31	$2.58	$2.63
Cumulative effect of change in accounting principle	-	-	.10	-

After cumulative effect of change in accounting principle	$1.34	$1.31	$2.48	$2.63

EARNINGS PER COMMON SHARE - DILUTED
Before cumulative effect of change in accounting principle	$1.33	$1.30	$2.57	$2.62
Cumulative effect of change in accounting Principle	-	-	.10	-

After cumulative effect of change in accounting principle	$1.33	$1.30	$2.47	$2.62

Stock options to purchase 6.43 million and 5.01 million common shares for the three months ended September 30, 2002 and 2001, and 6.35 million and 5.21 million common shares for the nine months ending September 30, 2002 and 2001, were not included in the respective period's computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common shares.

Note B - Environmental Matters

Hazardous substances such as asbestos, polychlorinated biphenyls (PCBs) and coal tar have been used or generated in the course of operations of Con Edison's utility subsidiaries and may be present in facilities and equipment currently or previously owned by the utility subsidiaries.

The Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (Superfund) and similar state statutes impose joint and several strict liabilities upon generators of hazardous substances for resulting removal and remedial costs and environmental damages. Liabilities under these laws can be material and in some instances may be imposed without regard to fault, or may be imposed for past acts, even though such past acts may have been lawful at the time they occurred.

The nature of the environmental remediation costs for the sites at which Con Edison has been asserted to have liability for remediation under Superfund or similar state statutes, including its manufactured gas sites (Con Edison's Superfund Sites), include investigation, demolition, removal, storage, replacement, containment and monitoring costs. The liability accrued for Con Edison's Superfund Sites has been developed on a site-by-site basis without separate accounting for the specific components of the costs. For sites where there are other potentially responsible parties and the company is not managing the site investigation and remediation, the liability accrued represents the company's best estimate of what it will need to pay to settle its obligations with respect to the site. For other sites, the liability accrued represents the company's best estimate of its investigation and remediation costs for the site. In either case, the company makes its best estimate of its undiscounted liability for each site in light of the applicable remediation standards, experience with similar sites, the information it has available to it at the time about the site and site-specific assumptions about such matters as the extent of contamination and remediation and monitoring methods to be used. For some of the sites, the available information includes consultant reports that provide a probabilistic range of potential exposure. The liability accrued for Con Edison's Superfund Sites is reviewed at least quarterly and adjusted as determined to be necessary.

At September 30, 2002, Con Edison had accrued $142.7 million as its best estimate of its liability for Con Edison's Superfund Sites. There will be additional liability relating to these sites and other sites. The amount of the additional liability is not presently determinable but may be material to Con Edison's financial position, results of operations or liquidity.

Con Edison's utility subsidiaries are permitted under current rate agreements to defer for subsequent recovery through rates certain site investigation and remediation costs with respect to hazardous waste. At September 30, 2002, $72.0 million of such costs had been deferred as regulatory assets.

Suits have been brought in New York State and federal courts against Con Edison's utility subsidiaries and many other defendants, wherein a large number of plaintiffs sought large amounts of compensatory and punitive damages for deaths and injuries allegedly caused by exposure to asbestos at various premises of the utility subsidiaries. The suits that have been resolved, which are many, have been resolved without any payment by the utility subsidiaries, or for amounts that were not, in the aggregate, material to the company. The amounts specified in all the remaining suits total billions of dollars. However, Con Edison believes that these amounts are greatly exaggerated, as experienced through the disposition of previous claims. Based on the information and relevant circumstances known to Con Edison at this time, these suits are not expected to have a material adverse effect on Con Edison's financial position, results of operations or liquidity.

Workers' compensation administrative proceedings have been commenced, wherein current and former employees claim benefits based upon alleged disability from exposure to asbestos. Based on the information and relevant circumstances known to Con Edison at this time, these claims are not expected to have a material adverse effect on Con Edison's financial position, results of operations or liquidity. At September 30, 2002, Con Edison had accrued a $129.8 million provision as its best estimate of the utility subsidiaries' liability for workers' compensation claims, including those related to asbestos exposure. Of this amount $58.4 million was deferred as a regulatory asset.

Note C - Nuclear Generation

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

In June 2002, the United States Court of Appeals for the Second Circuit unanimously affirmed the October 2000 decision by the United States District Court for the Northern District of New York, in an action entitled Consolidated Edison Company of New York, Inc. v. Pataki, et al., in which the district court had determined that the New York State law that directed the PSC to prohibit Con Edison of New York from recovering replacement power costs for the outage from customers was unconstitutional and granted the company's motion for a permanent injunction to prevent its implementation. The defendants are seeking to have the decision reviewed by the United States Supreme Court.

The company is unable to predict whether or not any proceedings, lawsuits, legislation or other actions relating to the nuclear generating unit will have a material adverse effect on its financial position, results of operations or liquidity.

Note D - Northeast Utilities

In March 2001, Con Edison commenced an action in the United States District Court for the Southern District of New York, entitled Consolidated Edison, Inc. v. Northeast Utilities, seeking a declaratory judgment that Northeast Utilities has failed to meet certain conditions precedent to Con Edison's obligation to complete its acquisition of Northeast Utilities pursuant to their agreement and plan of merger, dated October 13, 1999, as amended and restated as of January 11, 2000 (the merger agreement). In May 2001 Con Edison amended its complaint. As amended, Con Edison's complaint seeks, among other things, recovery of damages sustained by it as a result of the material breach of the merger agreement by Northeast Utilities and the court's declaration that under the merger agreement Con Edison has no further or continuing obligations to Northeast Utilities, and that Northeast Utilities has no further or continuing rights against Con Edison.

In June 2001, Northeast Utilities withdrew the separate action it commenced in March 2001 in the same court and filed as a counter-claim to Con Edison's amended complaint its claim that Con Edison materially breached the merger agreement and that as a result Northeast Utilities and its shareholders have suffered substantial damages, including the difference between the consideration to be paid to

Northeast Utilities shareholders pursuant to the merger agreement and the market value of Northeast Utilities common stock, expenditures in connection with regulatory approvals and lost business opportunities. Pursuant to the merger agreement, Con Edison had agreed to acquire Northeast Utilities for $26.00 per share (an estimated aggregate of not more than $3.9 billion) plus $0.0034 per share for each day after August 5, 2000 through the day prior to the completion of the transaction, payable 50 percent in cash and 50 percent in stock.

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

Both parties have filed motions for summary judgment. Con Edison is unable to predict whether or not any Northeast Utilities related lawsuits or other actions will have a material adverse effect on Con Edison's financial position, results of operations or liquidity.

Note E - Leases

Con Edison accounts for a 525 MW electric generating facility in Newington, New Hampshire that is subject to an operating lease arrangement to which a Con Edison unregulated subsidiary is a party (the Newington Project) in accordance with SFAS No. 13, "Accounting for Leases" and related Financial Accounting Standards Board's (FASB) Emerging Issues Task Force (EITF) issue statements. Con Edison has not included the Newington Project or the related lease obligations on its consolidated balance sheet.

In June 2002, the FASB issued an exposure draft of a proposed interpretation on "Consolidation of Certain Special Purpose Entities" (SPEs). If the exposure draft were adopted in its current form, Con Edison would be required to include the Newington Project assets and the related debt issued by the SPE on its consolidated balance sheet. Con Edison estimates that this would result in a decrease in annual after tax net income of approximately $4 million and increases of approximately $350 million in non-utility plant and long-term debt.

Substantial completion under the Newington contract is now scheduled for the fourth quarter of 2002. The company's unregulated subsidiary and the construction contractor for this plant have initiated arbitration and state court proceedings regarding whether the subsidiary is entitled to damages for a delay in completion of this plant and whether the contractor is entitled to additional project costs. Con Edison does not expect that this dispute will have a material adverse effect on its financial position, results of operations or liquidity.

As part of a broad initiative, the Internal Revenue Service is reviewing certain categories of transactions. Among these are transactions in which a taxpayer leases property and then immediately subleases it back to the lessor (termed "Lease In/Lease Out," or LILO transactions). In 1997 and 1999, Con Edison's unregulated subsidiaries invested $93 million in two LILO transactions, involving gas distribution and electric generating facilities in the Netherlands.

For additional information, see Note J to financial statements included in the Form 10-K.

Note F - Investments

For 2002 and 2001, investments consisted primarily of the investments of Con Edison's unregulated subsidiaries, which are recorded at cost, accounted for under the equity method, or accounted for as leveraged leases in accordance with SFAS No. 13. See Note A and Note J to the Con Edison financial statements in Item 8 of the 2001 Form 10-K and Note E to the Con Edison financial statements included in Part I, Item 1 of this report.

Note G - Derivative Instruments and Hedging Activities

As of January 2001 Con Edison adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Deferral of the Effective Date of FASB Statement No. 133," and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities—an amendment of FASB Statement No. 133" (collectively, SFAS No. 133).

Energy Price Hedging

Con Edison's subsidiaries use derivative financial instruments to hedge market price fluctuations in related underlying transactions for the physical purchase or sale of electricity and gas (hedges). As of September 30, 2002, the fair value of the derivatives for such use was $27.5 million, comprised of $15.5 million at the regulated utility subsidiaries and $12.0 million at the unregulated subsidiaries.

Con Edison's utility subsidiaries, pursuant to SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation," defer recognition in income of gains and losses on hedges until the underlying transactions are completed. In accordance with rate provisions that permit the recovery of the cost of purchased power and gas purchased for resale, Con Edison's utility subsidiaries credit or charge to their customers gains or losses on hedges and related transaction costs. See "Recoverable Energy Costs" in Note A to the company's financial statements included in Item 8 of the Form 10-K.

To the extent SFAS No. 71 does not allow deferred recognition in income, Con Edison's utility subsidiaries have elected hedge accounting pursuant to SFAS No. 133 (cash flow hedge accounting). Con Edison Solutions (which provides competitive gas and electric supply and energy-related products and services) has also elected cash flow hedge accounting.

Pursuant to cash flow hedge accounting, except as described below, the mark-to-market unrealized gain or loss on each hedge is recorded in other comprehensive income and reclassified to income at the time the underlying transaction is completed.

Cash flow hedge gains and losses for energy transactions, net of tax, included in accumulated other comprehensive income for the three months ended September 30, 2002 and 2001 were as follows:

	Three Months Ended
	September 30, 2002	September 30, 2001

	(Millions of Dollars)
Unrealized gains/(losses) on derivatives qualified as hedges, net of $3.7 and ($4.7) taxes	$5.4	$(6.3)
Less: Reclassification adjustment for gains/(losses) included in net income, net of $2.8 and ($6.0) taxes	4.0	(8.4)

Unrealized gains on derivatives qualified as hedges for the period	$1.4	$2.1

Cash flow hedge gains and losses for energy transactions, net of tax, included in accumulated other comprehensive income for the nine months ended September 30, 2002 and 2001 were as follows:

	Nine Months Ended
	September 30, 2002	September 30, 2001

	(Millions of Dollars)
Unrealized gains on derivatives qualified as hedges due to cumulative effect of a change in accounting principle, net of $0 and $1.3 taxes	$-	$1.6
Unrealized gains/(losses) on derivatives qualified as hedges, net of $13.2 and ($13.2) taxes	18.6	(18.6)
Less: Reclassification adjustment for (losses) included in net income, net of ($1.3) and ($6.2) taxes	(1.8)	(8.9)

Unrealized gains/(losses) on derivatives qualified as hedges for the period	$20.4	$(8.1)

As of September 30, 2002, the subsidiaries' hedges for which cash flow hedge accounting was used were for a term of less than two years and $7.8 million of after-tax net gains relating to such hedges were expected to be reclassified from accumulated other comprehensive income to income within the next 12 months.

Under cash flow hedge accounting, any gain or loss relating to any portion of a hedge determined to be "ineffective" is recognized in income in the period in which such determination is made. As a result, changes in the value of a hedge may be recognized in income in an earlier period than the period in which the underlying transaction is recognized in income. The company expects, however, that these changes in values will be offset, at least in part, when the underlying transactions are recognized in income. For the third quarter of 2002, the company recognized in income mark-to-market unrealized pre-tax net losses of $1.7 million, compared with unrealized pre-tax net losses of $1.1 million for the third quarter of 2001, relating to derivative transactions at Con Edison Solutions. For the nine months ended September 30, 2002 and 2001, with respect to such hedges, the company recognized in income mark-to-market unrealized pre-tax net gains of $4.8 million and pre-tax net losses of $10.3 million, respectively.

Con Edison Energy markets energy through specialized products and provides wholesale capacity, risk management and load forecasting and scheduling services to wholesale and retail energy providers and asset optimization services for the electric generating plants of Con Edison Development. Con Edison

Energy procures and markets energy for other Con Edison subsidiaries and utilizes energy commodity contracts such as two-party forward contracts for the purchase or sale of electricity and capacity, over-the-counter swap contracts, exchange-traded natural gas and crude oil futures and options, transmission congestion contracts, natural gas transportation contracts, and other physical and financial contracts. See Note I below for a discussion of the accounting for Con Edison Energy trading activities.

Interest Rate Hedging

O&R and Con Edison Development (which invests in and manages energy infrastructure projects) use cash flow hedge accounting for their interest rate swap agreements as described below. As of September 30, 2002, the fair value of the O&R interest rate swap was a loss of $19.1 million, and the fair value of the Con Edison Development interest rate swap was a loss of $10.0 million.

In connection with its $55 million promissory note issued to the New York State Energy Research and Development Authority (the Authority) for the net proceeds of the Authority's variable rate Pollution Control Refunding Revenue Bonds, 1994 Series A (the 1994 Bonds), O&R has a swap agreement pursuant to which it pays interest at a fixed rate of 6.09 percent and is paid interest at the same variable rate as is paid on the 1994 Bonds.

In connection with $90 million of variable rate loans relating to the Lakewood electric generating plant, Con Edison Development has swap agreements pursuant to which it pays interest at a fixed rate of 6.68 percent and is paid interest at a variable rate equal to the one, two, or three-month London Interbank Offered Rate (LIBOR).

Cash flow hedges for interest rate hedging, net of tax, included in accumulated other comprehensive income for the three months ended September 30, 2002 and 2001 were as follows:

	Three Months Ended
	September 30, 2002	September 30, 2001

	(Millions of Dollars)
Unrealized (losses) on derivatives qualified as hedges, net of ($3.6) and ($4.0) taxes	$(5.1)	$(5.6)
Less: Reclassification adjustment for (losses) included in net income, net of ($0.7) and ($0.9) taxes	(1.0)	(1.2)

Unrealized (losses) on derivatives qualified as hedges for the period	$(4.1)	$(4.4)

Cash flow hedges for interest rate hedging, net of tax, included in accumulated other comprehensive income for the nine months ended September 30, 2002 and 2001 were as follows:

	Nine Months Ended
	September 30, 2002	September 30, 2001

	(Millions of Dollars)
Unrealized (losses) on derivatives qualified as hedges due to cumulative effect of a change in accounting principle, net of $0 and ($6.9) taxes	$-	$(9.7)
Unrealized (losses) on derivatives qualified as hedges, net of ($6.1) and ($4.2) taxes	(8.3)	(5.8)
Less: Reclassification adjustment for (losses) included in net income, net of ($2.0) and ($1.1) taxes	(2.9)	(1.4)

Unrealized (losses) on derivatives qualified as hedges for the period	$(5.4)	$(14.1)

As of September 30, 2002, $3.4 million of after-tax loss relating to the interest rate swap agreements were expected to be reclassified from accumulated other comprehensive income to income within the next 12 months.

In October 2002, Con Edison of New York entered into a swap agreement in connection with its $224.6 million Facilities Revenue Bonds, Series 2001A. Pursuant to the swap agreement provisions, Con Edison of New York pays interest at a variable rate equal to the three-month LIBOR and is paid interest at a fixed rate of 5.375 percent. The swap has a term of 10 years callable at par after three years.

Note H - Financial Information by Business Segment

Con Edison's business segments were determined based on similarities in economic characteristics, the regulatory environment, and management's reporting requirements. Con Edison's principal business segments are:

  •
  Regulated Electric - consists of regulated utility activities of Con Edison of New York and O&R relating to the generation, transmission and distribution and sale of electricity in New York, New Jersey and Pennsylvania.
  •
  Regulated Gas - consists of regulated utility activities of Con Edison of New York and O&R relating to the transportation, storage, distribution and sale of natural gas in New York and Pennsylvania.
  •
  Regulated Steam - consists of regulated utility activities of Con Edison of New York relating to the generation, distribution and sale of steam in New York.
  •
  Unregulated subsidiaries - represents the operations of the competitive electric and gas supply and energy-related products and services businesses and the operations of the affiliates that invest in energy infrastructure and telecommunications projects.
  •
  Other - includes the operations of the parent company and consolidation adjustments.

All revenues of Con Edison's business segments, excluding revenues earned by an unregulated subsidiary on certain energy infrastructure projects, which are deemed to be immaterial, are from customers located in the United States of America. Also, all assets, excluding certain investments in energy infrastructure projects by an unregulated subsidiary are located in the United States of America and are materially consistent with segment assets as disclosed in the Form 10-K. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. See Note A to the Con Edison's financial statements included in Item 8 in the Form 10-K.

Common services shared by the business segments are assigned directly or allocated based on various cost factors, depending on the nature of the service provided.

The financial data for business segments are as follows:

CONSOLIDATED EDISON, INC.
SEGMENT FINANCIAL INFORMATION
$000'S

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

	Regulated Electric		Regulated Steam
	2002	2001	2002	2001

Operating revenues	$2,127,038	$2,247,336	$76,662	$78,703
Intersegment revenues	1,716	2,929	452	476
Depreciation and amortization	95,637	103,493	4,584	4,521
Operating income	$370,822	$395,897	$(2,013)	$(6,479)
	Regulated Gas		Unregulated Subsidiaries & Other
	2002	2001	2002	2001

Operating revenues	$156,029	$166,601	$179,761	$134,916
Intersegment revenues	520	795	31,114	1,630
Depreciation and amortization	18,770	17,973	7,171	7,024
Operating income	$7,487	$(1,276)	$9,799	$(1,731)
	Total
	2002	2001

Operating revenues	$2,539,490	$2,627,556
Intersegment revenues	33,802	5,830
Depreciation and amortization	126,162	133,011
Operating income	$386,095	$386,411

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

	Regulated Electric		Regulated Steam
	2002	2001	2002	2001

Operating revenues	$4,826,870	$5,486,659	$288,616	$426,621
Intersegment revenues	7,227	9,670	1,357	1,427
Depreciation and amortization	281,705	316,744	13,719	13,357
Operating income	$678,335	$728,992	$20,428	$27,973
	Regulated Gas		Unregulated Subsidiaries & Other
	2002	2001	2002	2001

Operating revenues	$872,248	$1,173,813	$437,099	$414,584
Intersegment revenues	2,155	2,386	49,126	6,796
Depreciation and amortization	56,693	53,730	16,614	21,046
Operating income	$124,266	$126,933	$20,916	$4,827
	Total
	2002	2001

Operating revenues	$6,424,833	$7,501,677
Intersegment revenues	59,865	20,279
Depreciation and amortization	368,731	404,877
Operating income	$843,945	$888,725

Note I - New Financial Accounting Standards

On January 1, 2002, Con Edison adopted SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 provides that goodwill (i.e., the excess of cost over fair value of the net assets of a business acquired) and intangible assets with indefinite useful lives will no longer be amortized, but instead be tested for impairment at least annually. Other intangible assets will continue to be amortized over their finite useful lives. The goodwill impairment test is a two-step process. The first step identifies potential impairment by comparing the estimated fair value of a reporting unit to its carrying amount, including goodwill. If the fair value is less than the carrying amount, the second step of the impairment test is performed. The second step compares the implied fair value of goodwill, determined in the same manner as the amount of goodwill recognized in a business combination under SFAS No. 141, "Business Combinations," to its carrying amount to determine the amount of the impairment loss, if any.

Con Edison completed the goodwill impairment test and recorded a loss of $34.1 million ($20.2 million after tax) as an offset to goodwill recorded in Con Edison's "Unregulated Subsidiaries and Other" business segment relating to certain generation assets owned by Con Edison Development. The fair values of the reporting units were estimated using the expected present value of future cash flows. The impairment loss reflects changes in forecast market prices of energy, capacity and in changes in risk-adjusted discount rates. The impairment loss is recognized net of taxes as a cumulative effect of a change in accounting principle at January 1, 2002.

The change in the carrying amount of goodwill for the nine months ended September 30, 2002 is as follows:

(Millions of dollars)

Balance at the beginning of the period (January 1, 2002)	$439.9
Impairment loss recognized	(34.1)

Balance at the end of the period (September 30, 2002)	$405.8

Had Con Edison been accounting for goodwill under SFAS No. 142 for all periods presented, its income and earnings per share would have been as follows:

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001

	(Millions of dollars, except per share data)
Income before cumulative effect of change in accounting principle
As reported	$283.7	$277.3	$547.9	$557.1
Add back: goodwill amortization (net of tax)	-	2.3	-	8.1

Adjusted	$283.7	$279.6	$547.9	$565.2

Basic earnings per share before cumulative effect of change in accounting principle
As reported	$1.34	$1.31	$2.58	$2.63
Add back: goodwill amortization (net of tax)	-	0.01	-	0.04

Adjusted	$1.34	$1.32	$2.58	$2.67

Diluted earnings per share before cumulative effect of change in accounting principle
As reported	$1.33	$1.30	$2.57	$2.62
Add back: goodwill amortization (net of tax)	-	0.01	-	0.04

Adjusted	$1.33	$1.31	$2.57	$2.66

Con Edison's finite life intangible asset relates to a power purchase agreement of an unregulated subsidiary and is being amortized on a straight-line basis over an approximately 25-year contract period. At September 30, 2002, the gross carrying amount and accumulated amortization were $91.7 million and $8.8 million respectively. Amortization expense was $2.8 million for the nine months ended September 30, 2002 and is estimated to be $3.8 million per year from 2002 to 2006.

In June 2002, the EITF reached a consensus on EITF Issue No. 02-3, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities" (EITF Issue No. 02-3), that revenue resulting from energy trading contracts, whether realized or unrealized and whether financially or physically settled, should be shown net in the income statement. This new ruling is effective for periods ending after July 2002, with reclassification of prior period amounts required. The consensus also expanded disclosure requirements for energy trading activities.

Con Edison Energy is subject to the provisions of EITF Issue No. 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities." EITF Issue No. 98-10 requires an entity to record its energy trading contracts at fair value and recognize the changes in fair value in current earnings. In accordance with EITF Issue No. 02-3, Con Edison Energy has reclassified certain prior period amounts. The reclassification reduced Con Edison's non-utility revenues and energy costs by $245 million in 2001 and $114 million in 2000 (about 2.5 percent and 1.2 percent, respectively, of Con Edison's total operating revenues in those years). For the six month period ended June 30, 2002, revenues and costs were reduced by $104 million (2.6 percent of Con Edison's total operating revenues for that period).

On October 25, 2002, the EITF reached a consensus to rescind EITF Issue No. 98-10. Beginning on October 25, new contracts that would otherwise have been accounted for under Issue No. 98-10 and that do not fall within the scope of SFAS No. 133 will not be marked-to-market through earnings. The impact of the transition to this revised accounting is to be recorded as the cumulative effect of a change in accounting principle, effective the first fiscal quarter beginning after December 15, 2002. The impact of this consensus on the consolidated financial position, results of operations, or liquidity of Con Edison is not expected to be material.

SFAS No. 143, "Accounting for Asset Retirement Obligations," which Con Edison is required to adopt on January 1, 2003, requires entities to record the fair value of a liability associated with an asset retirement obligation in the period incurred. When the liability is initially recorded, the entity will capitalize the cost by increasing the amount of the related asset. The liability will be increased to its present value each period and the capitalized cost will be depreciated over the useful life of the related asset. Upon retirement of the asset, the entity will settle the obligation for the amount recorded or incur a gain or loss. Con Edison has not yet determined the impact of this standard on its consolidated financial position, results of operations, or liquidity.

SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which Con Edison adopted on January 1, 2002, replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 144 requires that all long-lived assets held for sale or meeting other specified criteria be measured at the lower of book value or fair value less cost to sell. SFAS No. 144 also broadens the reporting of discontinued operations. The adoption of SFAS No. 144 had no impact on Con Edison's consolidated financial position, results of operations or liquidity.

SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," which was issued in April 2002, rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and SFAS No. 64, "Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements." The provisions of this statement are effective January 1, 2003. Con Edison does not expect the adoption of this standard to have a material effect on its consolidated financial position, results of operations or liquidity.

This Statement also amends SFAS No. 13, "Accounting for Leases," to require sale-leaseback accounting for certain lease modifications that have economic impact similar to sale-leaseback transactions and amends certain other authoritative pronouncements. These provisions of SFAS No. 145, adopted in May 2002, had no impact on Con Edison's consolidated financial position, results of operations, or liquidity.

SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which Con Edison will adopt on January 1, 2003, requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 147, "Acquisitions of Certain Financial Institutions," effective October 1, 2002, provides guidance on the accounting for the acquisition of a financial institution. Con Edison does not expect the adoption of these standards to have a material effect on its consolidated financial position, results of operations or liquidity.

Consolidated Edison Company of New York, Inc.

CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	As at
	September 30, 2002	December 31, 2001

	(Thousands of Dollars)
ASSETS
UTILITY PLANT, AT ORIGINAL COST
Electric	$10,719,595	$10,441,779
Gas	2,192,649	2,113,664
Steam	764,375	758,600
General	1,293,504	1,241,746

Total	14,970,123	14,555,789
Less: Accumulated depreciation	4,229,138	4,083,760

Net	10,740,985	10,472,029
Construction work in progress	793,421	626,835

NET UTILITY PLANT	11,534,406	11,098,864

NON-UTILITY PLANT
Non-utility property	26,944	29,408

NET PLANT	11,561,350	11,128,272

CURRENT ASSETS
Cash and temporary cash investments	42,752	264,776
Accounts receivable - customer, less allowance for uncollectible accounts of $28,170 and $29,400 in 2002 and 2001, respectively	651,366	527,635
Other receivables	180,801	63,885
Accounts receivable - from affiliated companies	24,508	27,929
Fuel, at average cost	13,950	16,719
Gas in storage, at average cost	76,523	85,534
Materials and supplies, at average cost	82,028	82,301
Prepayments	182,909	58,628
Other current assets	33,660	33,247

TOTAL CURRENT ASSETS	1,288,497	1,160,654

INVESTMENTS - OTHER	5,124	4,950

DEFERRED CHARGES, REGULATORY ASSETS AND NONCURRENT ASSETS
Accrued pension credits	946,504	697,807
Regulatory assets
Future federal income tax	567,977	624,625
Sale of nuclear generating unit	129,894	174,804
Recoverable energy costs	201,392	121,748
Real estate sale costs - First Avenue properties	135,189	105,407
Workers' compensation	56,757	60,466
Divestiture - capacity replacement reconciliation	53,850	58,850
Deferred unbilled gas revenue	43,594	43,594
Deferred environmental remediation costs	41,234	22,085
Deferred special retirement program costs	38,781	42,197
Deferred revenue taxes	73,061	34,404
World Trade Center restoration costs	45,516	32,933
Other	101,512	56,532

TOTAL REGULATORY ASSETS	1,488,757	1,377,645

Other deferred charges and noncurrent assets	176,645	149,490

TOTAL DEFERRED CHARGES, REGULATORY ASSETS AND NONCURRENT ASSETS	2,611,906	2,224,942

TOTAL	$15,466,877	$14,518,818

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	As at
	September 30, 2002	December 31, 2001

	(Thousands of Dollars)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION
Common stock	1,482,341	1,482,341
Repurchased Consolidated Edison, Inc. common stock	(962,092)	(962,092)
Retained earnings	4,406,064	4,185,575
Capital stock expense	(35,374)	(35,547)
Accumulated other comprehensive income	(4,994)	(4,472)

TOTAL COMMON SHAREHOLDERS' EQUITY	4,885,945	4,665,805

Preferred stock
$5 Cumulative Preferred	175,000	175,000
4.65% Series C	15,330	15,330
4.65% Series D	22,233	22,233

TOTAL PREFERRED STOCK	212,563	212,563

Long-term debt	5,161,817	5,011,752

TOTAL CAPITALIZATION	10,260,325	9,890,120

NONCURRENT LIABILITIES
Obligations under capital leases	39,149	41,088
Accumulated provision for injuries and damages	165,831	163,632
Retiree benefit reserve	124,774	101,759
Superfund and other environmental costs	106,410	93,837
Other noncurrent liabilities	12,187	12,187

TOTAL NONCURRENT LIABILITIES	448,351	412,503

CURRENT LIABILITIES
Long-term debt due within one year	150,000	300,000
Preferred stock to be redeemed in one year	—	37,050
Notes payable	283,482	—
Accounts payable	629,460	589,696
Accounts payable to affiliated companies	14,953	8,441
Customer deposits	206,751	204,873
Accrued taxes	132,536	141,259
Accrued interest	83,878	73,311
System Benefit Charge	26,987	30,024
Independent Power Producer buyout	32,700	33,750
Accrued wages	71,394	71,177
Other current liabilities	103,464	112,498

TOTAL CURRENT LIABILITIES	1,735,605	1,602,079

DEFERRED CREDITS AND REGULATORY LIABILITIES
Accumulated deferred federal income tax	2,239,094	2,022,638
Accumulated deferred investment tax credits	107,337	111,925
Regulatory liabilities
NYISO reconciliation	99,635	92,504
World Trade Center casualty loss	78,787	81,483
Gain on divestiture	37,877	52,784
Deposit from sale of First Avenue properties	50,000	50,000
Accrued electric rate reduction	38,018	38,018
DC service incentive	34,604	28,455
Transmission Congestion Contracts	79,119	4,896
Gas Rate Plan - World Trade Center Recovery	36,388	—
Electric excess earnings	20,000	—
Other	201,737	131,413

TOTAL REGULATORY LIABILITIES	676,165	479,553

TOTAL DEFERRED CREDITS AND REGULATORY LIABILITIES	3,022,596	2,614,116

TOTAL	$15,466,877	$14,518,818

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

CONSOLIDATED INCOME STATEMENT
(UNAUDITED)

	For the Three Months Ended September 30,
	2002	2001

	(Thousands of Dollars)
OPERATING REVENUES
Electric	$1,963,979	$2,069,424
Gas	139,526	148,891
Steam	76,662	78,703

TOTAL OPERATING REVENUES	2,180,167	2,297,018

OPERATING EXPENSES
Purchased power	878,256	892,012
Fuel	65,882	88,207
Gas purchased for resale	56,510	65,490
Other operations	176,909	210,439
Maintenance	91,089	94,564
Depreciation and amortization	110,488	117,727
Taxes, other than income taxes	282,797	294,617
Income taxes	166,265	167,500

TOTAL OPERATING EXPENSES	1,828,196	1,930,556

OPERATING INCOME	351,971	366,462

OTHER INCOME (DEDUCTIONS)
Investment income	31	1,033
Allowance for equity funds used during construction	1,983	286
Other income	3,146	2,096
Other income deductions	(3,297)	(2,317)
Income taxes	912	1,721

TOTAL OTHER INCOME (DEDUCTIONS)	2,775	2,819

INCOME BEFORE INTEREST CHARGES	354,746	369,281
Interest on long-term debt	87,680	91,693
Other interest	7,183	6,700
Allowance for borrowed funds used during construction	(1,630)	(1,540)

NET INTEREST CHARGES	93,233	96,853

NET INCOME	261,513	272,428

PREFERRED STOCK DIVIDEND REQUIREMENTS	2,831	3,398

NET INCOME FOR COMMON STOCK	$258,682	$269,030

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

CONSOLIDATED INCOME STATEMENT
(UNAUDITED)

	For the Nine Months Ended September 30,
	2002	2001

	(Thousands of Dollars)
OPERATING REVENUES
Electric	$4,455,363	$5,049,033
Gas	763,476	1,015,659
Steam	288,616	426,621

TOTAL OPERATING REVENUES	5,507,455	6,491,313

OPERATING EXPENSES
Purchased power	1,994,120	2,267,955
Fuel	167,418	304,543
Gas purchased for resale	333,603	563,994
Other operations	541,421	654,625
Maintenance	277,502	325,738
Depreciation and amortization	326,663	359,254
Taxes, other than income taxes	783,022	821,548
Income taxes	316,218	360,426

TOTAL OPERATING EXPENSES	4,739,967	5,658,083

OPERATING INCOME	767,488	833,230

OTHER INCOME (DEDUCTIONS)
Investment income	132	1,307
Allowance for equity funds used during construction	8,103	787
Other income	11,758	9,164
Other income deductions	(8,642)	(8,761)
Income taxes	14,045	5,842

TOTAL OTHER INCOME (DEDUCTIONS)	25,396	8,339

INCOME BEFORE INTEREST CHARGES	792,884	841,569
Interest on long-term debt	257,035	270,187
Other interest	22,900	21,679
Allowance for borrowed funds used during construction	(3,214)	(4,235)

NET INTEREST CHARGES	276,721	287,631

NET INCOME	516,163	553,938

PREFERRED STOCK DIVIDEND REQUIREMENTS	9,627	10,194

NET INCOME FOR COMMON STOCK	$506,536	$543,744

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

CONSOLIDATED STATEMENT OF RETAINED EARNINGS
(UNAUDITED)

	As at
	September 30, 2002	December 31, 2001

	(Thousands of Dollars)
BALANCE, START OF PERIOD	$4,185,575	$3,995,825
Net income for the period	516,163	663,061

TOTAL	4,701,738	4,658,886

DIVIDENDS DECLARED ON CAPITAL STOCK
Cumulative Preferred, at required annual rates	9,627	13,593
Common	286,047	459,718

TOTAL DIVIDENDS DECLARED	295,674	473,311

BALANCE, END OF PERIOD	$4,406,064	$4,185,575

Consolidated Edison Company of New York, Inc.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)

	For the Three Months Ended September 30,
	2002	2001

	(Thousands of Dollars)
NET INCOME FOR COMMON STOCK	$258,682	$269,030
OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAXES
Unrealized gains/(losses) on derivatives qualified as hedges, net of $139 and ($434) taxes	191	(474)
Less: Reclassification adjustment for gains/(losses) included in net income, net of $435 and ($1,575) taxes	619	(2,251)

TOTAL OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAXES	(428)	1,777

COMPREHENSIVE INCOME	$258,254	$270,807

Consolidated Edison Company of New York, Inc.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)

	For the Nine Months Ended September 30,
	2002	2001

	(Thousands of Dollars)
NET INCOME FOR COMMON STOCK	$506,536	$543,744
OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAXES
Minimum pension liability adjustments, net of ($1,882) and ($1,593) taxes	(2,721)	(2,118)
Unrealized gains/(losses) on derivatives qualified as hedges, net of $2,038 and ($2,191) taxes	2,915	(2,983)
Less: Reclassification adjustment for gains/(losses) included in net income, net of $501 and ($1,863) taxes	716	(2,663)

TOTAL OTHER COMPREHENSIVE (LOSS), NET OF TAXES	(522)	(2,438)

COMPREHENSIVE INCOME	$506,014	$541,306

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended September 30,
	2002	2001

	(Thousands of Dollars)
OPERATING ACTIVITIES
Net income	$516,163	$553,938
PRINCIPAL NON-CASH CHARGES (CREDITS) TO INCOME
Depreciation and amortization	326,663	359,254
Income tax deferred (excluding taxes resulting from divestiture of plant)	202,805	10,883
Common equity component of allowance for funds used during construction	(8,103)	(787)
Prepayments - accrued pension credits	(248,697)	(248,779)
Other non-cash charges	59,203	57,790
Capitalized administrative expenses	47,175	72,607
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable - customer, less allowance for uncollectibles	(123,731)	11,763
Materials and supplies, including fuel and gas in storage	12,053	(14,028)
Prepayments (other than pensions), other receivables and other current assets	(238,189)	(207)
Deferred recoverable energy costs	(79,644)	165,528
Cost of removal less salvage	(58,109)	(69,818)
Accounts payable	46,276	(255,927)
Pension and benefits reserve	23,015	19,932
Accrued taxes	(8,724)	87,682
Accrued interest	10,567	7,694
Deferred charges and regulatory assets	(121,494)	(35,626)
Deferred credits and regulatory liabilities	131,018	41,013
Transmission Congestion Contracts	74,223	14,087
Other assets	6,479	6,064
Other liabilities	(362)	(5,178)

NET CASH FLOWS FROM OPERATING ACTIVITIES	568,587	777,885

INVESTING ACTIVITIES INCLUDING CONSTRUCTION
Construction expenditures	(749,077)	(715,469)
Nuclear fuel expenditures	—	(6,111)
Contributions to nuclear decommissioning trust	—	(89,185)
Divestiture of utility plant (net of federal income tax)	—	653,694
Common equity component of allowance for funds used during construction	8,103	787

NET CASH FLOWS USED IN INVESTING ACTIVITIES INCLUDING CONSTRUCTION	(740,974)	(156,284)

FINANCING ACTIVITIES INCLUDING DIVIDENDS
Net proceeds from short-term debt	283,482	(139,969)
Additions to long-term debt	300,000	624,600
Retirement of long-term debt	(300,000)	(378,150)
Preferred stock	(37,050)	—
Funds held for refunding for NYSERDA Notes	—	(20,254)
Issuance and refunding costs	(431)	—
Common stock dividends	(286,011)	(349,997)
Preferred stock dividends	(9,627)	(10,194)

NET CASH FLOWS USED IN FINANCING ACTIVITIES INCLUDING DIVIDENDS	(49,637)	(273,964)

NET DECREASE IN CASH AND TEMPORARY CASH INVESTMENTS	(222,024)	347,637
CASH AND TEMPORARY CASH INVESTMENTS AT JANUARY 1	264,776	70,273

CASH AND TEMPORARY CASH INVESTMENTS AT SEPTEMBER 30	$42,752	$417,910

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) -
CONSOLIDATED EDISON COMPANY OF NEW YORK

Note A - General

These notes accompany and form an integral part of the interim consolidated financial statements of Consolidated Edison Company of New York, Inc. (Con Edison of New York) and its subsidiaries. Consolidated Edison, Inc. (Con Edison) owns all of the outstanding common stock of Con Edison of New York. These financial statements are unaudited but, in the opinion of Con Edison of New York's management, reflect all adjustments (which include only normally recurring adjustments) necessary for a fair statement of the results for the interim periods presented. These financial statements should be read together with the audited Con Edison of New York financial statements (including the notes thereto) included in the combined Con Edison, Con Edison of New York and Orange and Rockland Utilities, Inc. Annual Reports on Form 10-K for the year ended December 31, 2001 (the Form 10-K). Results for interim periods are not necessarily indicative of results for the entire fiscal year.

Note B - Environmental Matters

Hazardous substances such as asbestos, polychlorinated biphenyls (PCBs) and coal tar have been used or generated in the course of operations of Con Edison of New York and may be present in its facilities and equipment currently or previously owned.

The Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (Superfund) and similar state statutes impose joint and several strict liabilities upon generators of hazardous substances for resulting removal and remedial costs and environmental damages. Liabilities under these laws can be material and in some instances may be imposed without regard to fault, or may be imposed for past acts, even though such past acts may have been lawful at the time they occurred.

The nature of the environmental remediation costs for the sites at which Con Edison of New York has been asserted to have liability for remediation under Superfund or similar state statutes, including its manufactured gas sites (Con Edison of New York's Superfund Sites), include investigation, demolition, removal, storage, replacement, containment and monitoring costs. The liability accrued for Con Edison of New York's Superfund Sites has been developed on a site-by-site basis without separate accounting for the specific components of the costs. For sites where there are other potentially responsible parties and the company is not managing the site investigation and remediation, the liability accrued represents the company's best estimate of what it will need to pay to settle its obligations with respect to the site. For other sites, the liability accrued represents the company's best estimate of its investigation and remediation costs for the site. In either case, the company makes its best estimate of its undiscounted liability for each site in light of the applicable remediation standards, experience with similar sites, the information it has available to it at the time about the site and site-specific assumptions about such matters as the extent of contamination and remediation and monitoring methods to be used. For some of the sites, the available information includes consultant reports that provide a probabilistic range of potential exposure. The liability accrued for Con Edison of New York's Superfund Sites is reviewed at least quarterly and adjusted as determined to be necessary.

At September 30, 2002, Con Edison of New York had accrued $106.4 million as its best estimate of its liability for Con Edison of New York's Superfund Sites. There will be additional liability relating to these sites and other sites. The amount of liability is not presently determinable but may be material to Con Edison of New York's financial position, results of operations or liquidity.

Under Con Edison of New York's current electric, gas and steam rate agreements, site investigation and remediation costs in excess of $5 million annually incurred with respect to hazardous waste for which it is responsible are to be deferred and subsequently reflected in rates. At September 30, 2002, $41.2 million of such costs had been deferred as regulatory assets.

Suits have been brought in New York State and federal courts against Con Edison of New York and many other defendants, wherein a large number of plaintiffs sought large amounts of compensatory and punitive damages for deaths and injuries allegedly caused by exposure to asbestos at various premises of Con Edison of New York. The suits that have been resolved, which are many, have been resolved without any payment by Con Edison of New York, or for amounts that were not, in the aggregate, material to the company. The amounts specified in all the remaining suits total billions of dollars. However, Con Edison of New York believes that these amounts are greatly exaggerated, as experienced through the disposition of previous claims. Based on the information and relevant circumstances known to Con Edison of New York at this time, these suits are not expected to have a material adverse effect on its financial position, results of operations or liquidity.

Workers' compensation administrative proceedings have been commenced, wherein current and former employees claim benefits based upon alleged disability from exposure to asbestos. Based on the information and relevant circumstances known to Con Edison of New York at this time, these claims are not expected to have a material adverse effect on its financial position, results of operations or liquidity. At September 30, 2002, Con Edison of New York had accrued a $128.2 million provision as its best estimate of its liability for workers' compensation claims, including those related to asbestos exposure. Of this amount, $56.8 million was deferred as a regulatory asset.

Note C - Nuclear Generation

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

On June 5, 2002, the United States Court of Appeals for the Second Circuit unanimously affirmed the October 2000 decision by the United States District Court for the Northern District of New York, in an action entitled Consolidated Edison Company of New York, Inc. v. Pataki, et al., in which the district court had determined that the New York State law that directed the PSC to prohibit Con Edison of New York from recovering replacement power costs for the outage from customers was unconstitutional and granted the company's motion for a permanent injunction to prevent its implementation. The defendants are seeking to have the decision reviewed by the United States Supreme Court.

The company is unable to predict whether or not any proceedings, lawsuits, legislation or other actions relating to the nuclear generating unit will have a material adverse effect on its financial position, results of operations or liquidity.

Note D - Derivative Instruments and Hedging Activities

As of January 2001 Con Edison of New York adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Deferral of the Effective Date of FASB Statement No. 133," and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities—an amendment of FASB Statement No. 133" (collectively, SFAS No. 133).

Energy Price Hedging

Con Edison of New York uses derivative financial instruments to hedge market price fluctuations in related underlying transactions for the physical purchase or sale of electricity and gas (hedges). As of September 30, 2002, the fair value of the derivatives for such use was $15.4 million.

Pursuant to SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation," Con Edison of New York defers recognition in income of gains and losses on a hedge until the underlying transaction is completed. In accordance with rate provisions that permit the recovery of the cost of purchased power and gas purchased for resale, Con Edison of New York credits or charges to its customers gains or losses on hedges and related transaction costs. See "Recoverable Energy Costs" in Note A to the company's financial statements included in Item 8 of the Form 10-K. To the extent SFAS No. 71 does not allow deferred recognition in income, Con Edison of New York has elected hedge accounting under SFAS No. 133 (cash flow hedge accounting).

Pursuant to cash flow hedge accounting, the mark-to-market unrealized gain or loss on each hedge is recorded in other comprehensive income and reclassified to income at the time the underlying transaction is completed (except that any gain or loss relating to any portion of a hedge determined to be "ineffective" is recognized in income in the period in which such determination is made).

Cash flow hedge gains and losses for energy transactions, net of tax, included in accumulated other comprehensive income for the three months ended September 30, 2002 and 2001 were as follows:

	Three Months Ended
	September 30, 2002	September 30, 2001
	(Millions of Dollars)
Unrealized gains/(losses) on derivatives qualified as hedges, net of $0.1 and ($0.4) taxes	$0.2	$(0.5)
Less: Reclassification adjustment for gains/(losses) included in net income, net of $0.4 and ($1.6) taxes	0.6	(2.3)

Unrealized gains/(losses) on derivatives qualified as hedges for the period	$(0.4)	$1.8

Cash flow hedge gains and losses for energy transactions, net of tax, included in accumulated other comprehensive income for the nine months ended September 30, 2002 and 2001 were as follows:

	Nine Months Ended
	September 30, 2002	September 30, 2001
	(Millions of Dollars)
Unrealized gains/(losses) on derivatives qualified as hedges, net of $2.0 and ($2.1) taxes	$2.9	$(3.0)
Less: Reclassification adjustment for gains/(losses) included in net income, net of $0.5 and ($1.9) taxes	0.7	(2.7)

Unrealized gains/(losses) on derivatives qualified as hedges for the period	$2.2	$(0.3)

As of September 30, 2002, $0.3 million of after-tax net gains relating to hedges were expected to be reclassified from accumulated other comprehensive income to income within the next 12 months.

Interest Rate Hedging

In October 2002, Con Edison of New York entered into a swap agreement in connection with its $224.6 million Facilities Revenue Bonds, Series 2001A. Pursuant to the swap agreement provisions, Con Edison of New York pays interest at a variable rate equal to the three-month London Interbank Offered Rate (LIBOR) and is paid interest at a fixed rate of 5.375 percent. The swap has a term of 10 years callable at par after three years.

Note E - Financial Information by Business Segment

Con Edison of New York's business segments were determined based on similarities in economic characteristics, the regulatory environment, and management's reporting requirements. Con Edison of New York's principal business segments are:

  •
  Regulated Electric - consists of regulated utility activities relating to the generation, transmission and distribution and sale of electricity in New York.

  •
  Regulated Gas - consists of regulated utility activities relating to the transportation, storage, distribution and sale of natural gas in New York.

  •
  Regulated Steam - consists of regulated utility activities relating to the generation, distribution and sale of steam in New York.

All revenues of Con Edison of New York's business segments are from customers located in the United States of America. Also, all assets are located in the United States of America and are materially consistent with segment assets as disclosed in the Form 10-K.

Common services shared by the business segments are assigned directly or allocated based on various cost factors, depending on the nature of the service provided.

The financial data for business segments are as follows:

CONSOLIDATED EDISON COMPANY OF NEW YORK
SEGMENT FINANCIAL INFORMATION
$000'S

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

	Regulated Electric		Regulated Steam
	2002	2001	2002	2001

Operating revenues	$1,963,979	$2,069,424	$76,662	$78,703
Intersegment revenues	1,632	2,929	452	476
Depreciation and amortization	89,165	97,005	4,584	4,521
Operating income	$343,827	$373,186	$(2,013)	$(6,479)
	Regulated Gas		Total
	2002	2001	2002	2001

Operating revenues	$139,526	$148,891	$2,180,167	$2,297,018
Intersegment revenues	520	795	2,604	4,200
Depreciation and amortization	16,739	16,201	110,488	117,727
Operating income	$10,157	$(245)	$351,971	$366,462

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

	Regulated Electric		Regulated Steam
	2002	2001	2002	2001

Operating revenues	$4,455,363	$5,049,033	$288,616	$426,621
Intersegment revenues	7,209	8,787	1,357	1,427
Depreciation and amortization	262,349	298,070	13,719	13,357
Operating income	$630,551	$686,792	$20,428	$27,973
	Regulated Gas		Total
	2002	2001	2002	2001

Operating revenues	$763,476	$1,015,659	$5,507,455	$6,491,313
Intersegment revenues	2,155	2,386	10,721	12,600
Depreciation and amortization	50,595	47,827	326,663	359,254
Operating income	$116,509	$118,465	$767,488	$833,230

Note F - New Financial Accounting Standards

On January 1, 2002, Con Edison of New York adopted SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 provides that goodwill (i.e., the excess of cost over fair value of assets of business acquired) and intangible assets with indefinite useful lives shall no longer be amortized, but instead be tested for impairment at least annually. Other intangible assets will continue to be amortized over their finite useful lives. The adoption of SFAS No. 142 had no impact on Con Edison of New York's consolidated financial position or results of operations.

In June 2002, The EITF reached a consensus on EITF Issue No. 02-3, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities," that the revenue resulting from energy trading contracts, whether realized or unrealized and whether financially or physically settled, should be shown net in the income statement. The consensus also expanded disclosure requirements for energy trading activities. The new ruling is effective for the period ending after July 2002 with reclassification of prior period amounts required. The adoption of EITF Issue No. 02-3 had no impact on Con Edison of New York's consolidated financial position, results of operations or liquidity.

SFAS No. 143, "Accounting for Asset Retirement Obligations," which Con Edison of New York is required to adopt on January 1, 2003, requires entities to record the fair value of a liability associated with an asset retirement obligation in the period incurred. When the liability is initially recorded, the entity will capitalize the cost by increasing the carrying amount of the related asset. The liability is increased to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. Upon retirement of the asset, the entity settles the obligation for the amount recorded or incurs a gain or loss. Con Edison of New York has not yet determined the impact of this standard on its consolidated financial position, results of operations or liquidity.

SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which Con Edison of New York adopted on January 1, 2002, replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 144 requires that all long-lived assets held for sale or meeting other specified criteria be measured at the lower of book value or fair value less cost to sell. SFAS No. 144 also broadens the reporting of discontinued operations. The adoption of SFAS No. 144 had no impact on Con Edison of New York's consolidated financial position, results of operations or liquidity.

SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections," which was issued in April 2002, rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and SFAS No. 64, "Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements." SFAS No. 145 is effective January 1, 2003. Con Edison of New York does not expect the adoption of this standard to have a material effect on its consolidated financial position, results of operations or liquidity.

This Statement also amends SFAS No. 13, "Accounting for Leases," to require sale-leaseback accounting for certain lease modifications that have economic impact similar to sale-leaseback transactions and amends certain other authoritative pronouncements. These provisions of SFAS No. 145, adopted in

May 2002, had no impact on Con Edison of New York's consolidated financial position, results of operations or liquidity.

SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which Con Edison of New York will adopt on January 1, 2003, requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 147, "Acquisitions of Certain Financial Institutions," effective October 1, 2002, provides guidance on the accounting for the acquisition of a financial institution. Con Edison of New York does not expect the adoption of these standards to have a material effect on its consolidated financial position, results of operations or liquidity.

Orange and Rockland Utilities, Inc.

CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	As At
	September 30, 2002	December 31, 2001

	(Thousands of Dollars)
ASSETS
UTILITY PLANT, AT ORIGINAL COST
Electric	$724,433	$703,621
Gas	295,612	292,066
Common	113,639	112,353

TOTAL	1,133,684	1,108,040
Less: accumulated depreciation	400,042	389,234

Net	733,642	718,806
Construction work in progress	21,779	27,271

NET UTILITY PLANT	755,421	746,077

NON-UTILITY PLANT
Non-utility property, less accumulated depreciation of $2,055 and $2,399 in 2002 and 2001 respectively	2,542	2,621

NET PLANT	757,963	748,698

CURRENT ASSETS
Cash and cash equivalents	20,515	1,785
Customer accounts receivable, less allowance for uncollectable accounts of $2,000 and $2,625	47,058	44,371
Other accounts receivable	3,727	5,166
Accrued utility revenue	16,013	20,655
Gas in storage, at average cost	19,125	21,227
Materials and supplies, at average cost	5,676	5,563
Prepayments	20,692	17,776
Other current assets	9,464	11,532

TOTAL CURRENT ASSETS	142,270	128,075

DEFERRED CHARGES, REGULATORY ASSETS AND NONCURRENT ASSETS
Regulatory assets
Recoverable fuel costs	92,583	87,514
Deferred pension and other postretirement benefits	45,308	39,599
Deferred environmental remediation costs	30,776	40,474
Future federal income tax	37,313	35,266
Other regulatory assets	32,213	28,808
Deferred revenue taxes	6,769	6,852
Hedges on energy trading	—	1,002

TOTAL REGULATORY ASSETS	244,962	239,515
Other deferred charges and noncurrent assets	14,379	19,052

TOTAL DEFERRED CHARGES, REGULATORY ASSETS AND NONCURRENT ASSETS	259,341	258,567

TOTAL	$1,159,574	$1,135,340

The accompanying notes are an integral part of these financial statements.

Orange and Rockland Utilities, Inc.

CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	As At
	September 30, 2002	December 31, 2001

	(Thousands of Dollars)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION
Common stock	$5	$5
Additional paid in capital	194,499	194,499
Retained earnings	169,169	151,792
Accumulated comprehensive income	(14,887)	(10,905)

TOTAL COMMON SHAREHOLDERS' EQUITY	348,786	335,391

Long-term debt	300,860	335,771

TOTAL CAPITALIZATION	649,646	671,162

NONCURRENT LIABILITIES
Pension and benefits reserve	97,558	85,607
Accrued environmental costs	36,303	38,417
Other noncurrent liabilities	18,670	18,619

TOTAL NONCURRENT LIABILITIES	152,531	142,643

CURRENT LIABILITIES
Long term debt due within one year	35,000	-
Notes payable	-	16,600
Accounts payable	61,854	52,818
Accounts payable to affiliated companies	4,693	3,113
Accrued federal income and other taxes	1,411	3,302
Customer deposits	10,689	9,248
Accrued interest	8,447	6,968
Other current liabilities	3,375	6,878

TOTAL CURRENT LIABILITIES	125,469	98,927

DEFERRED CREDITS AND REGULATORY LIABILITIES
ACCUMULATED DEFERRED FEDERAL INCOME TAX	130,934	125,108
DEFERRED INVESTMENT TAX CREDITS	6,069	6,425
Regulatory liabilities
Pension and other benefits	2,583	6,173
Recoverable energy costs	47,618	45,008
Competition enhancement fund	10,084	10,149
Gain on divestiture	4,793	6,246
Other regulatory liabilities	9,789	8,998

TOTAL REGULATORY LIABILITIES	74,867	76,574
Deferred credits
Hedges on energy trading	64	-
Other deferred credits	19,994	14,501

TOTAL DEFERRED CREDITS	20,058	14,501

TOTAL DEFERRED CREDITS AND REGULATORY LIABILITIES	231,928	222,608

TOTAL	$1,159,574	$1,135,340

The accompanying notes are an integral part of these financial statements.

Orange and Rockland Utilities, Inc.

CONSOLIDATED INCOME STATEMENT
(UNAUDITED)

	For the Three Months Ended September 30,
	2002	2001

	(Thousands of Dollars)
OPERATING REVENUES
Electric	$163,161	$177,912
Gas	16,024	17,710
Non-utility	—	28

TOTAL OPERATING REVENUES	179,185	195,650

OPERATING EXPENSES
Purchased power	74,937	97,855
Gas purchased for resale	9,518	10,302
Other operations	28,676	26,596
Maintenance	7,668	6,564
Depreciation and amortization	8,503	8,260
Taxes, other than income tax	13,930	14,117
Income taxes	11,671	10,465

TOTAL OPERATING EXPENSES	154,903	174,159

OPERATING INCOME	24,282	21,491

OTHER INCOME (DEDUCTIONS)
Investment income	417	340
Other income	(29)	(54)
Other income deductions	(159)	(183)
Income taxes	27	779

TOTAL OTHER INCOME (DEDUCTIONS)	256	882

INCOME BEFORE INTEREST CHARGES	24,538	22,373

Interest on long-term debt	5,320	5,463
Other interest	428	483
Allowance for borrowed funds used during construction	(67)	(394)

NET INTEREST CHARGES	5,681	5,552

NET INCOME FOR COMMON STOCK	$18,857	$16,821

The accompanying notes are an integral part of these financial statements.

Orange and Rockland Utilities, Inc.

CONSOLIDATED INCOME STATEMENT
(UNAUDITED)

	For the Nine Months Ended September 30,
	2002	2001

	(Thousands of Dollars)
OPERATING REVENUES
Electric	$371,526	$438,497
Gas	108,293	158,154
Non-utility	-	62

TOTAL OPERATING REVENUES	479,819	596,713

OPERATING EXPENSES
Purchased power	168,728	242,825
Gas purchased for resale	61,533	107,368
Other operations	84,909	84,681
Maintenance	19,825	20,176
Depreciation and amortization	25,454	24,578
Taxes, other than income tax	39,356	42,382
Income taxes	24,750	24,635

TOTAL OPERATING EXPENSES	424,555	546,645

OPERATING INCOME	55,264	50,068

OTHER INCOME (DEDUCTIONS)
Investment income	414	1,549
Other income	175	124
Other income deductions	(554)	(702)
Income taxes	416	648

TOTAL OTHER INCOME (DEDUCTIONS)	451	1,619

INCOME BEFORE INTEREST CHARGES	55,715	51,687

Interest on long-term debt	15,885	16,483
Other interest	1,644	2,378
Allowance for borrowed funds used during construction	(191)	(923)

NET INTEREST CHARGES	17,338	17,938

NET INCOME FOR COMMON STOCK	$38,377	$33,749

The accompanying notes are an integral part of these financial statements.

Orange and Rockland Utilities, Inc.

CONSOLIDATED STATEMENT OF RETAINED EARNINGS
(UNAUDITED)

	As at
	September 30, 2002	December 31, 2001

	(Thousands of Dollars)
BALANCE, START OF PERIOD	$151,792	$139,610
Net income for the period	38,377	40,182

TOTAL	190,169	179,792

DIVIDENDS DECLARED ON CAPITAL STOCK	(21,000)	(28,000)

BALANCE, END OF PERIOD	$169,169	$151,792

Orange and Rockland Utilities, Inc.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)

	For the Three Months Ended September 30,
	2002	2001

	(Thousands of Dollars)
NET INCOME FOR COMMON STOCK	$18,857	$16,821
OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAXES
Investment in marketable equity securities, net of ($359), and ($273) taxes, respectively	(511)	(387)
Unrealized (losses) on derivatives qualified as hedges, net of ($1,837) and ($1,595) taxes, respectively	(2,623)	(2,248)
Less: Reclassification adjustment for (losses) included in net income, net of ($276) and ($270) taxes, respectively	(394)	(289)

TOTAL OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAXES	(2,740)	(2,346)

COMPREHENSIVE INCOME	$16,117	$14,475

The accompanying notes are an integral part of these financial statements.

Orange and Rockland Utilities, Inc.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)

	For the Nine Months Ended September 30,
	2002	2001

	(Thousands of Dollars)
NET INCOME FOR COMMON STOCK	$38,377	$33,749
OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAXES
Investment in marketable equity securities, net of ($603), and ($552) taxes, respectively	(859)	(576)
Minimum pension liability adjustments, net of ($166) and $63 taxes, respectively	(238)	63
Unrealized (losses) on derivatives qualified as hedges due to cumulative effect of a
effect of a change in accounting principle, net of $0 and ($5,709) taxes, respectively	-	(8,107)
Unrealized (losses) on derivatives qualified as hedges, net of ($2,849) and ($1,580) taxes, respectively	(4,068)	(2,227)
Less: Reclassification adjustment for (losses) included in net income net of ($828) and ($626) taxes, respectively	(1,182)	(791)

TOTAL OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAXES	(3,983)	(10,056)

COMPREHENSIVE INCOME	$34,394	$23,693

The accompanying notes are an integral part of these financial statements.

Orange and Rockland Utilities, Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended September 30,
	2002	2001

	(Thousands of Dollars)
OPERATING ACTIVITIES
Net income	$38,377	$33,749
PRINCIPAL NON-CASH CHARGES (CREDITS) TO INCOME
Depreciation and amortization	25,182	24,341
Amortization of investment tax credit	(356)	(354)
Federal and state income tax deferred	3,779	(4,980)
Other non-cash changes (debits)	2,164	(333)
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable - net, and accrued utility revenue	1,955	4,919
Materials and supplies, including fuel and gas in storage	1,989	(4,376)
Prepayments, other receivables and other current assets	591	3,823
Deferred recoverable fuel costs	(2,460)	(14,323)
Accounts payable	10,615	(1,680)
Refunds to customers	1,441	(1,318)
Pension and benefits reserve	11,951	11,586
Deferred environmental costs	9,697	(6,073)
Other deferred credits	5,493	16,105
Other deferred debits	3,248	(6)
Accrued interest	1,479	4,121
Hedge on energy trading	1,066	(3,004)
Other accrued taxes	(1,882)	7,168
Accrued environmental costs	(2,114)	5,691
Other regulatory assets	(3,404)	37
Other current liabilities	(3,503)	(2,361)
Other comprehensive income	(3,983)	(10,055)
Regulatory liabilities	(4,316)	(10,836)
Other long-term debt	—	1,344
Deferred Pension and OPEB	(5,709)	1,495
Other - Assets	898	2,359
Other - Liabilities	42	(528)

NET CASH FLOWS FROM OPERATING ACTIVITIES	92,240	56,511

INVESTING ACTIVITIES INCLUDING CONSTRUCTION
Construction expenditures	(36,351)	(37,071)
Proceeds from disposition of property	441	120

NET CASH FLOWS USED IN INVESTING ACTIVITIES INCLUDING CONSTRUCTION	(35,910)	(36,951)

FINANCING ACTIVITIES INCLUDING DIVIDENDS
Short-term debt arrangements	(16,600)	(2,970)
Dividend to parent	(21,000)	(21,000)

NET CASH FLOWS USED IN FINANCING ACTIVITIES
INCLUDING DIVIDENDS	(37,600)	(23,970)

CASH AND TEMPORARY INVESTMENTS
NET CHANGE FOR THE PERIOD	18,730	(4,410)
BALANCE AT BEGINNING OF PERIOD	1,785	8,483

BALANCE AT END OF PERIOD	$20,515	$4,073

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENT (UNAUDITED) - ORANGE & ROCKLAND UTILITIES, INC.

Note A - General

These notes accompany and form an integral part of the interim consolidated financial statements of Orange and Rockland Utilities, Inc. (O&R), a wholly owned subsidiary of Consolidated Edison, Inc. (Con Edison). These financial statements are unaudited but, in the opinion of O&R's management, reflect all adjustments (which include only normally recurring adjustments) necessary for a fair statement of the results for the interim periods presented. These financial statements should be read together with the audited O&R financial statements (including the notes thereto) included in the combined Con Edison, Consolidated Edison Company of New York, Inc. (Con Edison of New York) and O&R's Annual Reports on Form 10-K for the year ended December 31, 2001 (the Form 10-K). Results for interim periods are not necessarily indicative of results for the entire fiscal year.

Note B - Environmental Matters

Hazardous substances such as asbestos, polychlorinated biphenyls (PCBs) and coal tar have been used or generated in the course of operations of O&R and may be present in its facilities and equipment currently or previously owned.

The Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (Superfund) and similar state statutes impose joint and several strict liabilities upon generators of hazardous substances for resulting removal and remedial costs and environmental damages. Liabilities under these laws can be material and in some instances may be imposed without regard to fault, or may be imposed for past acts, even though such past acts may have been lawful at the time that they occurred.

The nature of the environmental remediation costs for the sites at which O&R has been asserted to have liability for remediation under Superfund or similar state statutes, including its manufactured gas sites (O&R's Superfund Sites), include investigation, demolition, removal, storage, replacement, containment and monitoring costs. The liability accrued for O&R's Superfund Sites has been developed on a site-by-site basis without separate accounting for the specific components of the costs. For sites where there are other potentially responsible parties and the company is not managing the site investigation and remediation, the liability accrued represents the company's best estimate of what it will need to pay to settle its obligations with respect to the site. For other sites, the liability accrued represents the company's best estimate of its investigation and remediation costs for the site. In either case, the company makes its best estimate of its undiscounted liability for each site in light of the applicable remediation standards, experience with similar sites, the information it has available to it at the time about the site and site-specific assumptions about such matters as the extent of contamination and remediation and monitoring methods to be used. For some of the sites, the available information includes consultant reports that provide a probabilistic range of potential exposure. The liability accrued for O&R's Superfund Sites is reviewed at least quarterly and adjusted as determined to be necessary.

At September 30, 2002, O&R had accrued $36.3 million as its best estimate of its liability for O&R's Superfund Sites. There will be additional liability relating to these sites and other sites. The amount of the additional liability is not presently determinable but may be material to O&R's financial position, results of operations or liquidity.

O&R is permitted under current rate agreements to defer for subsequent recovery through rates certain site investigation and remediation costs with respect to hazardous waste. At September 30, 2002, $30.8 million of such costs had been deferred as a regulatory asset.

Suits have been brought in New York State and federal courts against O&R and many other defendants, wherein a large number of plaintiffs sought large amounts of compensatory and punitive damages for deaths and injuries allegedly caused by exposure to asbestos at various premises of O&R. The suits that have been resolved, which are many, have been resolved without any payment by O&R, or for amounts that were not, in the aggregate, material to the company. The amounts specified in all the remaining suits total billions of dollars. However, O&R believes that these amounts are greatly exaggerated, as experienced through the disposition of previous claims. Based on the information and relevant circumstances known to O&R at this time, these suits are not expected to have a material adverse effect on O&R's financial position, results of operations or liquidity.

Workers' compensation administrative proceedings have been commenced, wherein current and former employees claim benefits upon alleged disability from exposure to asbestos. Based on the information and relevant circumstances known to O&R at this time, these claims are not expected to have a material adverse effect on O&R's financial position, results of operations or liquidity. At September 30, 2002, O&R had accrued a $1.6 million provision as its best estimate of its liability for these workers' compensation claims, including those related to asbestos exposure, and deferred a like amount as a regulatory asset.

In May 2000, the New York State Department of Environmental Conservation issued notices of violation to O&R and four other companies that have operated coal-fired electric generating facilities in New York State. The notices allege violations of the Federal Clean Air Act and the New York State Environmental Conservation Law resulting from the alleged failure to install pollution control equipment that would have reduced emissions of certain chemicals deemed potentially hazardous. The notice of violations received by O&R relates to the Lovett Generating Station that it sold in June 1999. O&R is unable to predict whether or not alleged violations will have a material adverse effect on its financial position, results of operations or liquidity.

Note C - Related Party Transactions

Each month O&R is invoiced by Con Edison and its affiliates for the cost of any services rendered to O&R by Con Edison and its affiliates. These services, provided primarily by Con Edison's other regulated subsidiary, Con Edison of New York, include substantially all administrative support operations, such as corporate directorship and associated ministerial duties, accounting, treasury, investor relations, information resources, legal, human resources, fuel supply and energy management services. The cost of these services totaled $10.7 million and $10.4 million for the nine months ended September 30, 2002 and 2001, respectively. In addition, O&R purchased $71.8 million of natural gas and $22.5 million of electricity from Con Edison of New York during the 2002 period and $114.8 million of natural gas from Con Edison of New York during the 2001 period.

O&R provides certain recurring services to Con Edison of New York on a monthly basis, including cash receipts processing and certain administrative services. The cost of these services, which are invoiced to Con Edison of New York, totaled $8.7 million and $8.2 million during the first nine months of 2002 and 2001, respectively.

In February 2002, the FERC authorized Con Edison of New York to lend funds to O&R, for periods of not more than 12 months, in the amounts not to exceed $150 million at any time outstanding, at prevailing market rates. Through September 30, 2002, O&R has not borrowed any funds from Con Edison of New York.

Note D - Derivative Instrument and Hedging Activities

As of January 2001, O&R adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Deferral of the Effective Date of FASB Statement No. 133," and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133" (collectively, SFAS No. 133).

Energy Price Hedging

O&R uses derivative financial instruments to hedge market price fluctuations in related underlying transactions for the physical purchase or sale of electricity (hedges). As of September 30, 2002, the fair value of the derivatives for such use was $0.1 million.

Pursuant to SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation," O&R defers recognition in income of gains and losses on a hedge until the underlying transactions are completed. In accordance with rate provisions that permit the recovery of the cost of purchased power, O&R credits or charges to its customers gains and losses on hedges and related transaction costs. See "Recoverable Energy Costs" in Note A to the company's financial statements included in Item 8 of the Form 10-K. Upon adoption of SFAS No. 133, O&R had no transition adjustments relating to hedges to recognize in other comprehensive income.

Interest Rate Hedging

O&R uses cash flow hedge accounting for its interest rate swap agreement. As of September 30, 2002, the fair value of the O&R interest rate swap was a loss of $19.1 million. In connection with its $55 million promissory note issued to the New York State Energy Research and Development Authority (the Authority) for the net proceeds of the Authority's variable rate Pollution Control Refunding Revenue Bonds, 1994 Series A (the 1994 Bonds), O&R has a swap agreement pursuant to which it pays interest at a fixed rate of 6.09 percent and is paid interest at the same variable rate as is paid on the 1994 Bonds.

Cash flow hedges for interest rate hedging, net of tax, included in accumulated other comprehensive income for the three months ended September 30, 2002 and 2001 were as follows:

	Three Months Ended
	September 30, 2002	September 30, 2001
	(Millions of Dollars)
Unrealized (losses) on derivatives qualified as hedges, net of ($1.8) and $(1.6) taxes	$(2.6)	$(2.2)
Less: Reclassification adjustment for (losses) included in net income, net of ($0.3) and ($0.2) taxes	(0.4)	(0.3)

Unrealized (losses) on derivatives qualified as hedges for the period	$(2.2)	$(1.9)

Cash flow hedges for interest rate hedging, net of tax, included in accumulated other comprehensive income for the nine months ended September 30, 2002 and 2001 were as follows:

	Nine Months Ended
	September 30, 2002	September 30, 2001
	(Millions of Dollars)
Unrealized (losses) on derivatives qualified as hedges due to cumulative effect of a change in accounting principle, net of $0 and ($5.7) taxes	$—	$(8.1)
Unrealized (losses) on derivatives qualified as hedges, net of ($2.9) and $(1.6) taxes	(4.1)	(2.2)
Less: Reclassification adjustment for (losses) included in net income, net of ($0.8) and ($0.6) taxes	(1.2)	(0.8)

Unrealized (losses) on derivatives qualified as hedges for the period	$(2.9)	$(9.5)

As of September 30, 2002, $1.1 million of after-tax losses relating to the swap agreement were expected to be reclassified from accumulated other comprehensive income to income within the next 12 months.

Note E - Financial Information by Business Segment

O&R's business segments were determined based on similarities in economic characteristics, the regulatory environment and management's reporting requirement. O&R's business segments are:

  •
  Regulated Electric - consists of regulated utility activities relating to the transmission and distribution and sale of electricity in New York, New Jersey and Pennsylvania.
  •
  Regulated Gas - consists of regulated utility activities relating to the transportation, distribution and sale of natural gas in New York and Pennsylvania.
  •
  Unregulated Subsidiary - represents the operations of O&R's unregulated subsidiary in a land development business. The company is pursuing the closure of its real estate operations and is in the process of selling off remaining land holdings.

All revenues of O&R's business segments are from customers located in the United States of America. Also, all assets are located in the United States of America and are materially consistent with segment assets as disclosed in the Form 10-K.

Common services shared by the business segments are assigned directly or allocated based on various cost factors, depending on the nature of the service provided.

The financial data for business segments are as follows:

ORANGE AND ROCKLAND UTILITIES, INC.
SEGMENT FINANCIAL INFORMATION
$000'S

	Regulated Electric
	Three Months Ended		Nine Months Ended
	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001

Operating revenue	$163,161	$177,912	$371,526	$438,497
Intersegment revenues	-	-	-	12
Depreciation and amortization	6,472	6,488	19,356	18,674
Operating income	$26,995	$22,711	$47,784	$42,200
	Regulated Gas
	Three Months Ended		Nine Months Ended
	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001

Operating revenue	$16,024	$17,710	$108,293	$158,154
Intersegment revenues	-	-	-	-
Depreciation and amortization	2,031	1,772	6,098	5,903
Operating income	$(2,670)	$(1,031)	$7,757	$8,468
	Unregulated Subsidiaries
	Three Months Ended		Nine Months Ended
	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001

Operating revenue	$-	$28	$-	$62
Intersegment revenues	-	-	-	-
Depreciation and amortization	-	-	-	1
Operating income	$(43)	$(103)	$(277)	$(496)
	Total
	Three Months Ended		Nine Months Ended
	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001

Operating revenue	$179,185	$195,650	$479,819	$596,713
Intersegment revenues	-	-	-	12
Depreciation and amortization	8,503	8,260	25,454	24,578
Operating income	$24,282	$21,491	$55,264	$50,068

Note F - New Financial Accounting Standards

On January 1, 2002, O&R adopted SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 provides that goodwill (i.e., the excess of cost over fair value of the assets of a business acquired) and intangible assets with indefinite useful lives will no longer be amortized, but instead be tested for impairment at least annually. Other intangible assets will continue to be amortized over their finite useful lives. The adoption of SFAS No. 142 had no impact on O&R's consolidated financial position, results of operations or liquidity.

In June 2002, EITF reached a consensus on EITF Issue No. 02-3, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities," that revenue resulting from energy trading contracts, whether realized or unrealized and whether financially or physically settled, should be shown net in the income statement. The consensus also expanded the disclosure requirements for energy trading activities. The new ruling is effective for periods ending after July 2002 with reclassification of prior period amounts required. The adoption of EITF Issue No. 02-3 had no impact on O&R's consolidated financial position, results of operations or liquidity.

SFAS No. 143, "Accounting for Asset Retirement Obligations," which O&R is required to adopt on January 1, 2003, requires entities to record the fair value of a liability associated with an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity will capitalize the cost by increasing the carrying amount of the related asset. The liability is increased to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. Upon retirement of the asset, the entity settles the obligation for the amount recorded or incurs a gain or loss. O&R has not yet determined the impact of this standard on its consolidated financial position, results of operations, or liquidity.

SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which O&R adopted on January 1, 2002, replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 144 requires that all long-lived assets held for sale or meeting other specified criteria be measured at the lower of book value or fair value less cost to sell. SFAS No. 144 also broadens the reporting of discontinued operations. The adoption of SFAS No. 144 had no impact on O&R's financial position, results of operations or liquidity.

SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," which was issued in April 2002, rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." SFAS No. 145 is effective January 1, 2003. O&R does not expect the adoption of this standard to have a material effect on its consolidated financial position, results of operations or liquidity.

This Statement also amends SFAS No. 13, "Accounting for Leases," to require sale-leaseback accounting for certain lease modifications that have economic impacts similar to sale-leaseback transactions and amends certain other authoritative accounting pronouncement. These provisions of SFAS No. 145, adopted in May 2002, had no impact on O&R's consolidated financial position, results of operations or liquidity.

SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which O&R will adopt on January 1, 2003, requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 147, "Acquisitions of Certain Financial Institutions," effective October 1, 2002, provides guidance on the accounting for the acquisition of a financial institution. O&R does not expect the adoption of these standards to have a material effect on its consolidated financial position, results of operations or liquidity.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

CONSOLIDATED EDISON, INC.

Consolidated Edison, Inc. (Con Edison) is a holding company that operates only through its subsidiaries and has no material assets other than the stock of its subsidiaries. Con Edison's subsidiaries include two regulated utilities: Consolidated Edison Company of New York, Inc. (Con Edison of New York) and Orange and Rockland Utilities, Inc. (O&R). Con Edison also has several unregulated subsidiaries, which accounted for 1.7 percent of consolidated net income for the nine months ended September 30, 2002 before the cumulative effect of a change in accounting principle and 7.0 percent of consolidated total assets at September 30, 2002.

The following discussion and analysis, which relates to the interim consolidated financial statements of Con Edison and its subsidiaries (including Con Edison of New York and O&R) included in Part I, Item 1 of this report, should be read in conjunction with Con Edison's Management's Discussion and Analysis of Financial Condition and Results of Operations (Con Edison's Form 10-K MD&A) in Item 7 of the combined Con Edison, Con Edison of New York and O&R Annual Reports on Form 10-K for the year ended December 31, 2001 (File Nos. 1-14514, 1-1217 and 1-4315, the Form 10-K) and Con Edison's Management's Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 2 of the combined Con Edison, Con Edison of New York and O&R Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2002 and June 30, 2002. Reference is also made to the notes to the Con Edison financial statements in Part I, Item 1 of this report, which are incorporated herein by reference.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Con Edison's financial statements reflect the application of its accounting policies, which conform to accounting principles generally accepted in the United States of America. The company's critical accounting policies include industry-specific accounting applicable to its regulated public utility subsidiaries, and accounting for pensions and other postretirement benefits, contingencies, derivative instruments, goodwill and leases.

The application of certain of these accounting policies requires the company to use estimates. These estimates require the company to make assumptions about matters that are highly uncertain and for which different estimates that could reasonably have been used could have resulted in material differences in its financial statements.

Accounting for Regulated Public Utilities - SFAS No. 71

Con Edison's principal subsidiaries, Con Edison of New York and O&R, are regulated public utilities subject to Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation," and, in accordance with SFAS No. 71, are subject to the accounting requirements and rate making practices of the Federal Energy Regulatory Commission (FERC) and state public utility regulatory authorities.

SFAS No. 71 specifies the economic effects that result from the cause and effect relationship of costs and revenues in the rate-regulated environment and how these effects are to be accounted for by a regulated enterprise. Revenues intended to cover some costs may be recorded either before or after the costs are incurred. If regulation provides assurance that incurred costs will be recovered in the future, these costs would be recorded as deferred charges or "regulatory assets" under SFAS No. 71. If revenues are recorded for costs that are expected to be incurred in the future, these revenues would be recorded as deferred credits or "regulatory liabilities" under SFAS No. 71.

Con Edison's principal regulatory assets and liabilities are detailed on the company's consolidated balance sheet. The company is receiving or being credited with a return on all of its regulatory assets for which a cash outflow has been made. The company is paying or being charged with a return on all of its regulatory liabilities for which a cash inflow has been received. The company's regulatory assets and liabilities will be recovered from customers, or applied for customer benefit, in accordance with rate provisions approved by the applicable public utility regulatory commission.

Accounting for Pensions and Other Postretirement Benefits

Con Edison provides pensions and other postretirement benefits to substantially all employees and retirees of its utility subsidiaries and certain employees of its unregulated subsidiaries. Effective January 1, 2001, the Consolidated Edison Retirement Plan for Management Employees and the Employees' Retirement Plan of Orange and Rockland Utilities, Inc. were merged into the Consolidated Edison Pension and Benefits Plan, which is treated as a single plan. Con Edison accounts for these plans in accordance with SFAS No. 87, "Employers' Accounting for Pensions" and SFAS No. 106, "Employers' Accounting for Postretirement Benefits other than Pensions." In applying these accounting policies, the company has made critical estimates related to actuarial assumptions, including assumptions of expected returns on plan assets, future compensation and health care cost trends, and appropriate discount rates. See Notes D and E to the Con Edison financial statements included in Item 8 of the Form 10-K for information about these assumptions, actual performance, amortization of investment and other actuarial gains and losses and calculated plan costs for 2001, 2000 and 1999.

Con Edison's pension expense for these periods was negative, resulting in a credit to and increase in net income primarily because of the amortization of previous years' net investment gains. Investment gains and losses on plan assets are fully recognized in expense over a 15-year period (20 percent of the gains and losses for each year begin to amortize in each of the following five years and the amortization period for each 20 percent portion of the gains and losses is ten years).

Expense or credit for actual pension and other postretirement benefits in future periods will depend upon actual performance and the assumptions the company makes for future periods. For example, the company estimates that a 5.0 percentage point variation in the actual annual return on pension and other postretirement benefit plan assets for 2002 would change net income by approximately $6.0 million in 2003 (the first year of the 15-year recognition period), as compared to 2002. In addition, the company estimates that a 0.25 percentage point change in the expected annual asset return for the plans, as compared with the 9.2 percent expected annual return on plan assets assumed for purposes of calculating the company's pension and other postretirement benefit costs, would change net income by approximately $9.0 million in 2003, as compared to 2002. The actual return on plan assets for the first nine months of 2002 was significantly lower than the 9.2 percent expected annual rate of return, reflecting prevailing market conditions. Con Edison is currently reviewing its assumptions for future periods. The company is considering reducing its assumptions regarding the expected return on plan assets and discount rates, which would result in additional pension expense and an increased accumulated benefit obligation (ABO) in 2003. Any resulting changes in expense would affect only Con Edison of New York and not O&R, since under the terms of its current regulatory agreements, O&R would defer as a regulatory asset any difference between expenses recognized under SFAS No. 87 and the amounts reflected in rates for such expenses.

An actuarial valuation of the plans' funded status will be performed as of December 31, 2002. The company currently expects that the fair value of its pension plan assets will continue to exceed its ABO at December 31, 2002. However, if the equity markets deteriorate further during the remainder of 2002, this expectation may not be met. In the event that the fair market value of Con Edison's pension plan assets were less than the plan's ABO, Con Edison would be required, under SFAS No. 87 and SFAS No. 132 "Employers' Disclosures about Pension and Postretirement Benefits," to accrue a liability equal in amount to the difference between the fair value of the plan assets and the ABO, plus its total accrued pension credits, through a charge to other comprehensive income (OCI). The charge to OCI, which would be net of taxes, would not affect the company's net income for common stock.

In addition, Con Edison expects that it will not be required under ERISA to make cash contributions to its pension plan during the remainder of 2002 or 2003.

Accounting for Contingencies

SFAS No. 5, "Accounting for Contingencies," applies to an existing condition, situation, or set of circumstances involving uncertainty as to possible loss that will ultimately be resolved when one or more future events occur or fail to occur. The company's known material contingencies include litigation relating to its October 1999 merger agreement with Northeast Utilities, proceedings relating to outages at the nuclear generating unit the company sold in 2001, workers' compensation claims, and its responsibility for hazardous substances, such as asbestos, polychlorinated biphenyls (PCBs) and coal tar, that have been used or generated in the course of the operations of its subsidiaries. See Notes B, C and D to the Con Edison financial statements included in Part I, Item 1 of this report. In accordance with SFAS No. 5, the company has accrued its best estimate of probable losses relating to these contingencies and no liability has been accrued where the loss is not probable or the amount of the loss cannot be reasonably estimated.

Accounting For Derivative Instruments

Con Edison's subsidiaries use derivative financial instruments to hedge market price fluctuations in related underlying transactions for the physical purchase or sale of electricity or gas and interest rate risk on certain debt securities. See "Financial Market Risks" below and Note G to the Con Edison financial statements included in Part I, Item 1 of this report.

Accounting for Goodwill

Con Edison adopted SFAS No. 142, "Goodwill and Other Intangible Assets" on January 1, 2002. In accordance with this standard, Con Edison ceased amortizing goodwill and will test remaining goodwill balances for impairment at least annually. Con Edison completed initial goodwill impairment tests and recorded a loss of $34.1 million ($20.2 million after tax) as of January 1, 2002, relating to certain generation assets owned by Con Edison Development. See "New Financial Accounting Standards" in Note A to the Con Edison financial statements included in Item 8 of the Form 10-K and Note I to the Con Edison financial statements included in Part I, Item 1 of this report. In determining whether or not its goodwill was impaired, the company was required to make certain assumptions, including those related to future cash flows and discount rates.

Accounting for Leases

Con Edison applies SFAS No. 13, "Accounting for Leases" and other related accounting pronouncements to its leasing transactions. See Note J to the Con Edison financial statements included in Item 8 of the Form 10-K and Note E to the Con Edison financial statements included in Part I, Item 1 of this report.

LIQUIDITY AND CAPITAL RESOURCES

Con Edison's liquidity reflects cash flows from operating, investing and financing activities, as shown on the accompanying consolidated statement of cash flows and discussed below. As a result of these activities, unrestricted cash and temporary cash investments decreased $188.0 million during the first nine months of 2002. In addition, $51.0 million of the restricted cash in an escrow account was used during this period to retire short-term financing related to the company's unregulated electric generating projects.

Cash Flows from Operating Activities

Net cash flows from operating activities during the first nine months of 2002 were $769.8 million, $13.9 million less than the first nine months of 2001. This decrease reflects principally a change in accounts receivable, higher recoverable energy costs and reduced net income, offset in part by increased accounts payable.

The decrease in cash flow from the change in accounts receivable is due primarily to the amount of customer billings and the timing of customer payments.

Con Edison of New York's equivalent number of days of revenue outstanding (ENDRO) was 27.3 days for the 12 months ended September 30, 2002 compared with 28.9 days for the 12 months ended September 30, 2001. The decrease in ENDRO for Con Edison of New York is due to the decreases in receivables under payment agreements and on level billing accounts.

The decrease in cash flow from the change in deferred recoverable energy costs for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001 is due primarily to a relatively high recoverable energy cost balance at December 31, 2000, reflecting high energy costs in the proceeding months. The decrease is also due to increase in electric prices and volumes in the period immediately proceeding September 30, 2002, which raised the balance deferred for future recovery as of that date. See "Recoverable Energy Costs" in Note A to the Con Edison of New York financial statements included in Item 8 of the Form 10-K.

The increase in cash flow from the change in accounts payable for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001 is due primarily to a relatively high accounts payable balance that existed at December 31, 2000, reflecting the high fuel and purchased power costs that occurred at year end 2000. In addition, during the 2002 period, fuel and purchased power costs have increased when compared to the year-end 2001 level. The increase is also due to increased hedging activities at the unregulated companies. See discussion of electric power costs in "Results of Operations," below.

For a discussion of the decrease in net income see "Results of Operations," below.

Cash Flows Used in Investing and Financing Activities

Cash flows used in investing activity were $771.8 million higher in the first nine months of 2002, as compared with the 2001 period, due primarily to the receipt of proceeds from generation divestiture in the 2001 period. See "Generation Divestiture" in Note I to Con Edison's financial statements included in Item 8 in the Form 10-K. In addition, utility construction expenditures increased $35.6 million in the first nine months of 2002, compared with the first nine months of 2001, principally to meet load growth on the company's electric distribution system and to effect permanent restoration of portions of the electric, gas and steam systems in lower Manhattan following the World Trade Center attack.

Con Edison's investments in non-utility plant increased $185.8 million during the first nine months of 2002 compared with the first nine months of 2001, principally for unregulated generation projects and fiber-optic network build-out costs.

Net cash flows from financing activities during the first nine months of 2002 increased $209.3 million compared with the first nine months of 2001. The increase is due primarily to an increase in short-term borrowing of $112.1 million and the issuance of $49.8 million of common stock. The increase in short-term borrowings is due primarily to increased financing needs for Con Edison of New York's construction expenditures and increased investments in non-utility plant. During the 2002 period, Con Edison issued 1,207,885 shares of its common stock under its dividend reinvestment and employee stock plans.

In February 2002, Con Edison of New York redeemed at maturity $150 million of 6.6 percent 9-year debentures. In April 2002, Con Edison issued long-term debt for the first time consisting of $325 million of 7.25 percent Public Income Notes (PINES) with a 40 year maturity, callable at par after five years. In June 2002, Con Edison of New York redeemed at maturity $150 million of variable rate 5-year debentures and issued $300 million of non-callable 5.625 percent 10-year debentures.

In October 2002, Con Edison of New York changed the interest rate method applicable to $224.6 million aggregate principal amount of its Facilities Revenue Bonds, Series 2001A from a variable weekly rate mode to a 10-year term mode, callable at par after three years with a 4.70 percent annual interest rate. See "Long-term Debt" in Note B to the financial statements included in Item 8 of the Form 10-K.

In October 2002, Con Edison of New York entered into a swap agreement in connection with these bonds pursuant to which the company pays interest at a variable rate equal to the three-month LIBOR and is paid interest at a fixed rate of 5.375 percent. The swap has a term of 10 years callable at par after three years.

Capital Resources and Requirements

There have been no material changes in the company's capital resources or capital requirements from those reflected in the Form 10-K. See Note E to the Con Edison financial statements included in Part I, Item 1 of this report for a discussion of the accounting for Con Edison Development's Newington Project.

In August 2002, President Bush signed into law an appropriations bill that authorizes funds for which the company is eligible to apply to recover costs it incurred in connection with the World Trade Center attack. For additional information, see "Cash Flows Used in Investing and Financing Activities," above, "Capital Resources" and "Capital Requirements" in Con Edison's Form 10-K MD&A and Note Q to the Con Edison's financial statements included in Item 8 of the Form 10-K.

Con Edison's ratio of earnings to fixed charges (for the periods ended on the date indicated) and common equity ratio (as of the date indicated) were:

		Twelve months ended
	Nine months ended September 30, 2002	September 30, 2002	December 31, 2001

Earnings to fixed charges	3.59	3.38	3.49
Common equity ratio*	48.9	48.9	49.8

          * Common shareholders' equity as a percentage of total capitalization.

Con Edison's ratio of earnings to fixed charges decreased for the 12 month period ending September 30, 2002 compared to the 12 month period ending December 31, 2001 primarily as a result of decreased earnings. Excluding the goodwill impairment charge, due to a change in accounting principle, the ratio of earnings to fixed charges for the nine months ended September 30, 2002 would have been 3.65 and for the 12 months ended September 30, 2002 would have been 3.43.

The commercial paper of Con Edison and its utility subsidiaries is rated P-1, A-1 and F-1, respectively, by Moody's Investors Service, Inc. (Moody's), Standard & Poor's Rating Services (S&P) and Fitch Ratings (Fitch). Con Edison's unsecured debt is rated A2, A and A-, respectively, by Moody's, S&P and Fitch. The senior unsecured debt of Con Edison's subsidiaries, Con Edison of New York and O&R, is rated A1, A+ and A+, respectively, by Moody's, S&P and Fitch. These ratings remain unchanged from those reported in the Form 10-K.

Contractual Obligations and Commercial Commitments

At September 30, 2002 there was no material change in the company's contractual obligations and commercial commitments compared to those at December 31, 2001, other than the long-term debt transactions described under "Cash Flows Used in Investing and Financing Activities" above. Reference is made to "Contractual Obligations and Commercial Commitments" in Con Edison's Form 10-K MD&A.

REGULATORY MATTERS

In April 2002, the PSC approved a three-year Con Edison of New York gas rate agreement that reduces retail sales and transportation rates by approximately $25 million, on an annual basis. Reference is made to "Regulatory Matters" in Con Edison's Form 10-K MD&A.

In July 2002, FERC issued a notice of proposed rulemaking on a standard market design for the wholesale electricity industry, with the goal of creating more efficient competitive electric markets. The notice proposes to establish a single open access transmission tariff that would apply to all transmission customers: wholesale, unbundled retail and bundled retail service. Other pricing, monitoring, operational and governance matters are also addressed in the notice, which the company is in the process of reviewing. For information about the company's transmission facilities, see "Con Edison of New York—Electric Supply" in Item 1 of the Form 10-K, "Regulatory Matters—Electric Supply" in Con Edison of New York's 10-K MD&A and Item 2 of the Form 10-K.

In August 2002, O&R's New Jersey utility subsidiary submitted a petition to the New Jersey Board of Public Utilities (NJBPU) requesting recovery under New Jersey's 1999 Electric Discount and Energy Competition Act (EDECA) of $110 million of electric purchased power costs in excess of amounts previously billed to customers, associated interest, and other deferred charges. See "Recoverable Energy Costs" in Note A to the Con Edison financial statements included in Item 8 of the Form 10-K. Recovery of these costs from customers is requested over a four-year period or pursuant to a plan to "securitize" the costs (under which O&R's subsidiary would be reimbursed these costs with the proceeds of a financing that would be repaid over time by its customers). In addition, in October 2002, the O&R subsidiary filed a request with the NJBPU seeking an increase in electric rates of $7.3 million (5.5 percent) annually, to take effect on August 1, 2003, principally to reflect the cost of electric system infrastructure improvements required for service reliability and security.

FINANCIAL MARKET RISKS

Con Edison's primary financial market risks are interest rate risk, commodity price risk, and credit risk.

Interest Rate Risk

The interest rate risk relates primarily to variable rate debt and to new debt financing needed to fund capital requirements, including utility construction expenditures and maturing debt securities. Con Edison and its subsidiaries manage interest rate risk through the issuance of mostly fixed-rate debt with varying maturities and through opportunistic refinancing of debt. The company estimates that, as of September 30, 2002, a 10 percent variation in interest rates applicable to its variable rate debt of approximately $1.0 billion, would result in a change in annual interest expense of approximately $1.8 million.

In addition, Con Edison and its subsidiaries, from time to time, enter into derivative financial instruments to hedge interest rate risk on certain debt securities. See "Interest Rate Hedging" in Note F to the Con Edison financial statements included in Part I, Item 1 of this report.

Commodity Price Risk

Con Edison's commodity price risk relates primarily to the purchase and sale of electricity, gas and related derivative instruments. The regulated and unregulated subsidiaries have risk management strategies to mitigate their related exposures. See "Energy Price Hedging" in Note F to the Con Edison financial statements included in Part I, Item 1 of this report. Also, see Item 2 in Con Edison's Form 10-K for a discussion of the Company's generating capacity.

In general, the rates the utility subsidiaries charge customers for electric, gas and steam service fluctuate with the cost of purchased power, gas purchased for resale and fuel used in the generation of steam and electricity, including gains or losses on certain derivative instruments used to hedge energy purchases and related transaction costs. See "Recoverable Energy Costs" in Note A to the Con Edison financial statements included in Item 8 of the Form 10-K. Con Edison estimates that, as of September 30, 2002, a 10 percent change in market prices would result in a change in fair value of approximately $11.8 million for the derivative instruments used by its utility subsidiaries to hedge purchases of electricity and gas. The company expects that any such change in fair value would be largely offset by directionally opposite changes in the cost of the electricity and gas purchased.

Con Edison's unregulated subsidiaries use a value-at-risk model to assess the market risk of their electricity and gas commodity fixed price purchase and sales commitments, physical forward contracts, and commodity derivative instruments. Value-at-risk represents the potential change in the fair value of instruments or portfolios due to changes in market factors, for a specified time period and confidence level. The unregulated subsidiaries estimate value-at-risk across their electricity and natural gas commodity businesses using a delta-normal variance/covariance model with a 95 percent confidence level. Since the value-at-risk calculation involves complex calculation methodologies, estimates and assumptions that are based on past experience, it is not necessarily indicative of future results. The calculated value-at-risk with respect to commodity price exposure associated with contractual arrangements of the unregulated subsidiaries, assuming a one-day holding period, was approximately $1.7 million as of September 30, 2002. The average and high values-at-risk for the nine months ended September 30, 2002 were approximately $1.4 million and $3.1 million respectively.

Credit Risk

Con Edison is exposed to credit risk related to over-the-counter transactions entered into primarily for the various energy supply and hedging activities for our regulated and unregulated subsidiaries. Credit risk is the loss that may result from a counterparty's nonperformance. Con Edison uses credit policies to manage its credit risk, including an established credit approval process, monitoring of counterparty limits, master netting agreements, and credit mitigation measures such as margin, collateral, or prepayment arrangements. Con Edison measures credit risk exposure as the replacement cost for open energy commodity and derivative positions plus amounts owed from counterparties for settled transactions. The replacement cost of open positions represents unrealized gains, net of any unrealized losses where the company has a legally enforceable right of setoff.

Con Edison's unregulated energy subsidiaries had $94.8 million of credit exposure, net of collateral, at September 30, 2002, of which $72.7 million is with investment grade counterparties and $18.0 million is with the New York Mercantile Exchange or independent system operators.

Energy Trading Activities Accounted for at Fair Value

Unregulated subsidiaries of Con Edison engage in energy trading activities that are accounted for at fair value pursuant to Emerging Issues Task Force No. 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities." See Note G and I to the Con Edison financial statements included in Part 1, Item 1 of this report and Note O to the Con Edison financial statements included in Item 8 of the Form 10-K. Con Edison recognized in income unrealized mark-to-market pre-tax net losses of $3.1 million and $4.2 million for the third quarters of 2002 and 2001, respectively, relating to these activities. For the nine months ended September 30, 2002 and 2001, Con Edison recognized in income unrealized mark-to-market pre-tax net gains of $0.7 million and $5.0 million, respectively, relating to these activities. The change in fair value of energy trading net assets for the three months and nine months ended September 30, 2002 were as follows:

	Three Months Ended September 30, 2002	Nine Months Ended September 30, 2002

	(Millions of dollars)
Fair value of net assets outstanding - beginning of period	$15.0	$11.2
Change in fair value during the period:
Unrealized gain at inception	0.0	6.1
Changes in fair value prior to settlement	5.1	6.3
Fair value realized at settlement of contracts	(8.2)	(11.7)

Total change in fair value during the period	(3.1)	0.7

Fair value of net assets outstanding — end of period	$11.9	$11.9

As of September 30, 2002, the sources of fair value of the energy trading net assets were as follows:

	Fair Value of Net Assets at Period-End (Millions of Dollars)
	Maturity less than 1 year	Maturity 1 - 3 years	Maturity 4 - 5 years	Maturity in excess of 5 years
					Total Fair Value
Source of Fair Value

Prices provided by external sources	$10.9	$(0.6)	$—	$—	$10.3
Prices based on models and other valuation methods	(0.2)	0.3	0.7	0.8	1.6

Total	$10.7	$(0.3)	$0.7	$0.8	$11.9

"Prices provided by external sources" represents the fair value of exchange-traded futures and options and the fair value of positions for which price quotations are available through or derived from brokers or other market sources.

"Prices based on models and other valuation methods" represents the fair value of positions calculated using internal models when directly and indirectly quoted external prices or prices derived from external sources are not available. Internal models incorporate the use of options pricing and estimates of the present value of cash flows based upon underlying contractual terms. The models reflect management's best estimates, taking into account observable market prices, estimated market prices in the absence of quoted market prices, the risk-free market discount rate, volatility factors, estimated correlation of energy commodity prices and contractual volumes. Counterparty specific credit quality, market price uncertainty and other risks are also factored into the models.

ENVIRONMENTAL MATTERS

For information concerning potential liabilities of Con Edison arising from laws and regulations protecting the environment, including the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (Superfund), see Note B to the Con Edison financial statements included in Part I, Item 1 of this report.

RESULTS OF OPERATIONS

Third Quarter of 2002 Compared with Third Quarter of 2001

Con Edison's net income for common stock for the third quarter of 2002 was $283.7 million or $1.34 a share (based upon an average of 213.2 million common shares outstanding) compared with $277.3 million or $1.31 a share (based upon an average of 212.2 million common shares outstanding) for the third quarter of 2001. The company's net income in the 2002 period reflects the effects of increased electric sales and deliveries due to the hot summer weather, increased earnings from the unregulated subsidiaries and reduced expenses at the parent company due to the cessation of goodwill amortization, offset in part by a charge for electric excess earnings of $20.0 million in accordance with the Con Edison of New York's 2000 Electric Rate Agreement.

Earnings for the quarters ended September 30, 2002 and 2001 were as follows:

	2002	2001

	(Millions of Dollars)
Con Edison of New York	$258.7	$269.0
O&R	18.9	16.8
Unregulated subsidiaries	4.3	(2.1)
Other*	1.8	(6.4)

Con Edison	$283.7	$277.3

  *
  Includes parent company expenses and goodwill amortization for the 2001 period.

A comparison of the results of operations of Con Edison for the third quarter of 2002 with those of the third quarter of 2001 follows:

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED WITH
THREE MONTHS ENDED SEPTEMBER 30, 2001

	Increases (Decreases) Amount	Increases (Decreases) Percent

	(Millions of Dollars)
Operating revenues	$(88.0)	(3.4)%
Purchased power - electric and steam	(8.1)	(0.8)
Fuel - electric and steam	(16.4)	(16.4)
Gas purchased for resale	(12.3)	(14.2)
Operating revenues less purchased power, fuel and gas purchased for resale (net revenues)	(51.2)	(3.7)
Other operations and maintenance	(36.8)	(10.2)
Depreciation and amortization	(6.8)	(5.1)
Taxes, other than income tax	(12.4)	(4.0)
Income tax	5.1	2.9
Operating income	(0.3)	(0.1)
Other income less deductions and related federal income tax	7.3	Large
Net interest charges	1.2	1.1
Preferred stock dividends	(0.6)	(16.7)
Net income for common stock	$6.4	2.3%

A discussion of Con Edison's operating revenues and operating income by business segment follows. Con Edison's principal business segments are the electric, gas and steam utility businesses of its regulated subsidiaries and the businesses of its unregulated subsidiaries. For additional information about the segments, see Note H to the Con Edison financial statements included in Part I, Item 1 of this report.

Electric

Con Edison's electric operating revenues in the third quarter of 2002 decreased $120.3 million compared with the third quarter of 2001. The decrease reflects net revenue reductions of approximately $57.6 million related to the sale of Con Edison of New York's nuclear generating unit in September 2001 and lower fuel and purchased power costs of $55.9 million (discussed below). The decrease also reflects the completion on March 31, 2002 of amortization of a previously deferred gain on the sale of divested plants, a New York Power Authority (NYPA) revenue increase ($21.7 million in total) and a charge for electric excess earnings of $20.0 million in September 2002 in accordance with the 2000 Electric Rate Agreement. These items are offset, in part, by an increase in net electric sales and deliveries of $22.3 million in the 2002 period due to the impact of the hot summer weather, offset in part by the impact of the softer economy. See "Recoverable Energy Costs" and "Rate and Restructuring Agreements" in Notes A and I to the Con Edison financial statements included in Item 8 of the Form 10-K.

Electricity delivery volumes for Con Edison's utility subsidiaries increased 5.0 percent in the third quarter of 2002 compared with the third quarter of 2001. After adjusting for variations, principally weather and billing days in each period, electricity delivery volumes for Con Edison of New York and O&R increased 1.1 percent and 7.7 percent, respectively, in the third quarter of 2002. Weather-adjusted deliveries represent an estimate of the deliveries that would have been made if historical average weather conditions had prevailed.

Con Edison's electric purchased power costs decreased $35.4 million in the third quarter of 2002 compared with the third quarter of 2001, due to a decrease in the unit price of purchased power and an increase in volumes of electricity purchased from other suppliers by participants in the company's Retail Choice programs, offset in part by the increased purchased volumes resulting from the sale of Con Edison of New York's nuclear generating unit in September 2001. Fuel costs decreased $20.4 million, reflecting decreased generation at company-owned power plants, offset in part by an increase in the unit price of fuel. In general, Con Edison's utility subsidiaries recover prudently incurred fuel and purchased power costs pursuant to rate provisions approved by the applicable state public utility commissions. See "Recoverable Energy Costs" in Note A to the Con Edison financial statements included in Item 8 of the Form 10-K.

Con Edison's electric operating income decreased $25.1 million in the third quarter of 2002 compared with the third quarter of 2001. The principal component of the decrease was a decrease in net revenues (operating revenues less fuel and purchased power costs) of $64.4 million. The decrease in net revenues reflects the aforementioned completion of the amortization of the gain on divested plants, NYPA revenue increase, sale of the nuclear generating unit and an electric excess earnings charge in September 2002, offset in part by an increase in net deliveries in the 2002 period due to the impact of the hot summer weather offset by the impact of the soft economy. The decrease in net revenues was offset in part by reduced other operations and maintenance expenses of $23.6 million and decreased depreciation expense of $7.9 million, resulting primarily from the nuclear generating unit sale.

Gas

Con Edison's gas operating revenues decreased $10.6 million and gas operating income increased $8.8 million in the third quarter of 2002 compared with the third quarter of 2001. The lower revenues reflect reduced sales and transportation to gas customers, resulting primarily from revenue reductions implemented in accordance with the gas rate agreement approved by the PSC in April 2002. The increase in operating income reflects reduced property tax expenses of $10.0 million and reduced operations and maintenance expenses of $6.0 million, offset in part by a decrease in net revenues (operating revenues less gas purchased for resale) of $1.3 million.

Gas sales and transportation volumes for firm customers for Con Edison's utility subsidiaries decreased 2.8 percent in the third quarter of 2002 compared with the third quarter of 2001. After adjusting for variations, principally billing days in each period, firm gas sales and transportation volumes in the 2002 period decreased 2.5 percent for Con Edison of New York and decreased 4.3 percent for O&R.

Steam

Con Edison of New York's steam operating revenues decreased $2.0 million and steam operating income increased $4.5 million for the third quarter of 2002 compared with the third quarter of 2001. The lower revenues reflect reduced sales volumes and lower fuel and purchased power costs. See "Recoverable Energy Costs" in Note A to the Con Edison of New York financial statements included in Item 8 of the

Form 10-K. The increase in operating income reflects an increase in net revenues (operating revenues less fuel and purchased power costs) of $1.1 million and reduced operations and maintenance expenses of $5.9 million, offset in part by an increase in income taxes of $0.4 million.

Steam sales volume decreased 0.8 percent in the third quarter of 2002 compared with the 2001 period, primarily as a result of the soft economy, offset, in part, by increased sales due to the hot summer weather, as compared to the 2001 period. After adjusting for variations, principally weather and billing days in each period, steam sales volume decreased 5.4 percent.

Unregulated Businesses

Earnings for the unregulated subsidiaries increased $6.4 million in the third quarter of 2002 compared with the third quarter of 2001. The increase is due principally to the capitalization of previously expensed project development costs on generation assets ($4.2 million after tax) and higher electric retail sales volumes.

Other Income

Investment income decreased $1.9 million in the third quarter of 2002 compared to the third quarter of 2001 principally due to reduced interest income earned on short-term cash investments in the 2002 period as compared to the 2001 period. For the 2001 period, Con Edison of New York had more cash on hand than the 2002 period, due primarily to the sale of its nuclear generating unit. Allowance for equity funds used during construction increased $1.7 million in the third quarter of 2002 compared to the third quarter of 2001 as a result of the East River Re-Powering Project. Other income deductions decreased $3.1 million principally due to reduced litigation expenses in the 2002 period as compared to the 2001 period.

Nine Months Ended September 30, 2002 Compared With Nine Months Ended September 30, 2001

Con Edison's net income for common stock for the nine months ended September 30, 2002 was $527.7 million or $2.48 a share (based upon an average of 212.8 million common shares outstanding) compared with $557.1 million or $2.63 a share (based upon an average of 212.1 million common shares outstanding) for the nine months ended September 30, 2001. Excluding the impact of a cumulative effect of a change in accounting principle, earnings for the nine months ended September 30, 2002 would have been $547.9 or $2.58 a share. The company's net income in the 2002 period reflects the impact of the mild winter weather and soft economy, offset in part by the hot summer weather, reduced operations and maintenance expenses, increased earnings for the unregulated subsidiaries and reduced expenses for the parent company due to the cessation of goodwill amortization.

Earnings for the nine months ended September 30, 2002 and 2001 were as follows:

	2002	2001

	(Millions of Dollars)
Con Edison of New York	$506.5	$543.7
O&R	38.4	33.7
Unregulated subsidiaries	9.3	(4.4)
Other*	(6.3)	(15.9)
Con Edison excluding cumulative effect of change in accounting principle	$547.9	$557.1
Cumulative effect of change in accounting principle	$20.2	-
Con Edison including cumulative effect of change in accounting principle	$527.7	$557.1
  *
  Includes parent company expenses and goodwill amortization for the 2001 period.

A comparison of the results of operations of Con Edison for the first nine months of 2002 with those of first nine months of 2001 follows:

	Increases (Decreases) Amount	Increases (Decreases) Percent

	(Millions of dollars)
Operating revenues	$(1,076.8)	(14.4)%
Purchased power – electric and steam	(326.5)	(11.9)
Fuel – electric and steam	(146.4)	(42.9)
Gas purchased for resale	(298.1)	(41.2)
Operating revenues less purchased power, fuel and gas purchased for resale (net revenues)	(305.8)	(8.3)
Other operations and maintenance	(156.3)	(13.6)
Depreciation and amortization	(36.1)	(8.9)
Taxes, other than income tax	(40.4)	(4.6)
Income tax	(28.2)	(7.4)
Operating income	(44.8)	(5.0)
Other income less deductions and related federal income tax	32.4	Large
Net interest charges	(2.6)	(0.8)
Preferred stock dividends	(0.6)	(5.6)
Cumulative effect of change in accounting principle	20.2	100
Net income for common stock	$(29.4)	(5.3)%

A discussion of Con Edison's operating revenues and operating income by business segment follows. Con Edison's principal business segments are the electric, gas and steam utility businesses of its regulated subsidiaries and the businesses of its unregulated subsidiaries. For additional information about the segments, see Note H to the Con Edison financial statements included in Part I, Item 1 of this report.

Electric

Con Edison's electric operating revenues in the nine months ended September 30, 2002 decreased $659.8 million compared with the nine months ended September 30, 2001. The decrease reflects lower fuel and purchased power costs of $378.1 million (discussed below). The decrease also reflects the completion on March 31, 2002, of amortizations of a previously deferred gain on the sale of divested plants and a NYPA revenue increase ($21.7 million), a charge for electric excess earnings of $20.0 million in September 2002, and a reserve related to the sale of Con Edison of New York's nuclear generating unit ($16.1 million), along with the amortization of the loss ($25.9 million) related to the sale of the company's nuclear generating unit. The balance of the decrease represents rate reductions and amortizations in accordance with our rate agreements. See "Recoverable Energy Costs" and "Rate and Restructuring Agreements" in Note A to the Con Edison of New York financial statements included in Item 8 of the Form 10-K.

Electricity delivery volumes for Con Edison's utility subsidiaries increased 1.4 percent in the nine months ended September 30, 2002 compared with the nine months ended September 30, 2001. After adjusting for variations, principally weather and billing days in each period, electricity delivery volumes for Con Edison of New York and O&R increased 0.3 percent and 5.6 percent, respectively, in the 2002 period.

Electric purchased power costs decreased $323.7 million in the nine months ended September 30, 2002 compared with the nine months ended September 30, 2001, due to a decrease in the price of purchased power and an increase in volumes of electricity purchased from other suppliers by participants in the company's Retail Choice programs, offset in part by the company's increased purchased volumes resulting from Con Edison of New York's sale of its nuclear generating unit in September 2001. Fuel costs decreased $54.4 million as a result of decreased generation at company-owned plants, offset in part by an increase in the unit price of fuel. In general, Con Edison's utility subsidiaries recover prudently incurred fuel and purchased power costs pursuant to rate provisions approved by the applicable state public utility commission. See "Recoverable Energy Costs" in Note A to the Con Edison financial statements included in Item 8 of the Form 10-K.

Con Edison's electric operating income decreased $50.7 million in the nine months ended September 30, 2002 compared with the nine months ended September 30, 2001. The principal component of the decrease was lower net revenues (operating revenues less fuel and purchased power costs) of $282.5 million. The decrease in net revenues reflects the aforementioned completion of the amortization of the gain on divested plants, NYPA revenue increase, sale of the nuclear generating unit, an electric excess earnings charge, a reserve related to the sale of Con Edison of New York's nuclear generating unit and the amortization of the loss related to the sale of the nuclear generating unit. The decrease in net revenues is offset in part by reduced other operations and maintenance expenses ($139.5 million), lower depreciation expense ($35.0 million) and lower property taxes ($4.8 million) resulting primarily from the sale in September 2001 of the company's nuclear generating unit. The decrease also reflects lower revenue taxes of $27.3 million.

Gas

Con Edison's gas operating revenues decreased $301.6 million, while the cost of purchased gas decreased by $276.2 million in the nine months ended September 30, 2002 compared with the nine months ended September 30, 2001. The lower revenues reflect reduced sales and transportation to gas customers as discussed below. Gas operating income decreased $2.7 million in the nine months ended September 30, 2002, reflecting a $25.4 million decrease in net revenues (operating revenues less gas purchased for resale), and increased property tax expense ($5.5 million), offset in part by reduced operations and maintenance expenses ($14.8 million), and reduced revenue taxes ($9.6 million).

Gas sales and transportation volumes for firm customers for Con Edison's utility subsidiaries decreased 11.7 percent in the nine months ended September 30, 2002 compared with the nine months ended September 30, 2001, reflecting primarily the mild winter weather and an increase in volumes of gas purchased from other suppliers by participants in the company's Retail Choice programs. After adjusting for variations, principally weather and billing days in each period, firm gas sales and transportation volumes for Con Edison of New York and O&R decreased 0.4 percent and 7.8 percent, respectively, in the 2002 period.

A weather-normalization provision that applies to the gas business of Con Edison's utility subsidiaries moderates, but does not eliminate, the effect of weather-related changes on gas operating income.

Steam

Con Edison of New York's steam operating revenues decreased $138.0 million and steam operating income decreased $7.5 million for the nine months ended September 30, 2002 compared with the nine months ended September 30, 2001. The lower revenues reflect reduced sales volumes and lower fuel and purchased steam power costs. See "Recoverable Energy Costs" in Note A to the Con Edison of New York financial statements included in Item 8 of the Form 10-K. The decrease in operating income reflects primarily a decrease in net revenues (operating revenues less fuel and purchased power costs) of $31.0 million, offset in part by reduced operations and maintenance expenses of $8.8 million and lower income taxes of $16.1 million.

Steam sales volume decreased 13.4 percent in the nine months ended September 30, 2002 compared with the nine months ended September 30, 2001, reflecting primarily the mild winter weather and soft economy. After adjusting for variations, principally weather and billing days in each period, steam sales volume decreased 4.6 percent.

Unregulated Businesses

Earnings for the unregulated subsidiaries, before the cumulative effect of a change in accounting principle for the goodwill impairment charge, increased $13.8 million in the nine months ended September 30, 2002, compared with the nine months ended September 30, 2001. The increase is due principally to the capitalization of previously expensed project development costs on generation assets ($4.2 million after tax), higher electric retail sales volumes, higher retail gross margins and unrealized mark-to-market gains discussed below in Other Income, offset in part by the write-down of an unregulated subsidiary's investment in Neon Communications, Inc. (NEON) of $5.2 million after tax. Earnings for the nine months ended September 30, 2002 decreased $6.4 million compared with the 2001 period after the cumulative effect of a change in accounting principle. The change in accounting principle reflected a $20.2 million after tax goodwill impairment charge associated with certain generating assets owned by Con Edison Development.

Other Income

Investment income decreased $3.0 million in the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001 due principally to reduced interest income earned on short-term cash investments in the 2002 period as compared to the 2001 period. For the 2001 period, Con Edison of New York had more cash on hand than the 2002 period, due primarily to the sale of its nuclear generating unit. Allowance for equity funds used during construction increased $7.3 million in the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001 as a result of the East River Re-Powering Project. Other income increased $15.7 million due principally to unrealized mark-to-market gains on commodity purchase and sale transactions of $4.8 million for Con Edison Solutions, compared to an unrealized loss of $10.3 million for Con Edison Solutions for the nine months ended September 30, 2001. Other income deductions increased $0.8 million due principally to the write-down of an unregulated subsidiary's investment in NEON, offset in part by reduced litigation expenses. Income tax expense decreased $13.1 million due primarily to the recognition of tax benefits relating to the September 2001 sale of Con Edison of New York's nuclear generating unit and the write-down of the NEON investment.

Net Interest Charges

Net interest charges decreased $2.6 million in the nine months ended September 30, 2002 compared to the 2001 period, reflecting principally decreased interest expense on long-term debt of $13.8 million for the regulated utilities, offset in part by increased interest expense for the parent company of $11.5 million.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CONSOLIDATED EDISON COMPANY OF NEW YORK

Consolidated Edison Company of New York, Inc. (Con Edison of New York) is a regulated utility that provides electric service to over 3.1 million customers and gas service to over 1.1 million customers in New York City and Westchester County. It also provides steam service in parts of Manhattan. All of the common stock of Con Edison of New York is owned by Consolidated Edison, Inc. (Con Edison).

This discussion and analysis should be read in conjunction with Con Edison of New York's Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) in Item 7 of the combined Con Edison, Con Edison of New York and Orange and Rockland Utilities, Inc. (O&R) Annual Reports on Form 10-K for the year ended December 31, 2001 (File Nos. 1-14514, 1-1217 and 1-4315, the Form 10-K) and Con Edison of New York's MD&A in Part I, Item 2 of the combined Con Edison, Con Edison of New York and O&R Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2002 and June 30, 2002. Reference is also made to the notes to the Con Edison of New York financial statements in Part I, Item 1 of this report, which are incorporated herein by reference.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Con Edison of New York's financial statements reflect the application of its accounting policies, which conform to accounting principles generally accepted in the United States of America. The company's critical accounting policies include industry-specific accounting applicable to regulated public utilities and accounting for pensions and other postretirement benefits and contingencies.

The application of certain of these accounting policies requires the company to use estimates. These estimates require the company to make assumptions about matters that are highly uncertain and for which different estimates that could reasonably have been used could have resulted in material differences in its financial statements.

Accounting for Regulated Public Utilities—SFAS No. 71

Con Edison of New York is a regulated public utility subject to Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation," and, in accordance with SFAS No. 71, are subject to the accounting requirements and rate making practices of the Federal Energy Regulatory Commission (FERC) and the New York State Public Service Commission (PSC).

SFAS No. 71 specifies the economic effects that result from the cause and effect relationship of costs and revenues in the rate-regulated environment and how these effects are to be accounted for by a regulated enterprise. Revenues intended to cover some costs may be recorded either before or after the costs are incurred. If regulation provides assurance that incurred costs will be recovered in the future, these costs would be recorded as deferred charges or "regulatory assets" under SFAS No. 71. If revenues are recorded for costs that are expected to be incurred in the future, these revenues would be recorded as deferred credits or "regulatory liabilities" under SFAS No. 71.

Con Edison of New York's principal regulatory assets and liabilities are detailed on the company's consolidated balance sheet. The company is receiving or being credited with a return on all of its regulatory assets for which a cash outflow has been made. The company is paying or being charged with a return on all of its regulatory liabilities for which a cash inflow has been received. The company's regulatory assets and liabilities will be recovered from customers, or applied for customer benefit, in accordance with rate provisions approved by the PSC.

Accounting for Pensions and Other Postretirement Benefits

Con Edison of New York provides pension and other postretirement benefits to substantially all employees and retirees. The company accounts for these plans in accordance with SFAS No. 87, "Employers' Accounting for Pensions" and SFAS No. 106, "Employers' Accounting for Postretirement Benefits other than Pensions." In applying these accounting policies, the company has made critical estimates related to actuarial assumptions, including assumptions of expected returns on plan assets, future compensation and health care cost trends, and appropriate discount rates. See Notes D and E to the Con Edison of New York financial statements included in Item 8 of the Form 10-K for information about these assumptions, actual performance, amortization of investment and other actuarial gains and losses and calculated plan costs for 2001, 2000 and 1999.

Con Edison of New York's pension expense for these periods was negative, resulting in a credit to and increase in net income, primarily because of the amortization of previous years' net investment gains. Investment gains and losses on plan assets are fully recognized in expense over a 15-year period. (20 percent of the gains and losses for each year begin to amortize in each of the following five years and the amortization period for each 20 percent portion of the gains and losses is ten years).

Expense or credit for actual pension and other postretirement benefits in future periods will depend upon actual performance and the assumptions the company makes for future periods. For example, the company estimates that a 5.0 percentage point variation in the actual annual return on pension and other postretirement benefit plan assets for 2002 would change net income by approximately $6.0 million in 2003 (the first year of the 15-year recognition period) as compared to 2002. In addition, the company estimates that a 0.25 percentage point change in the expected annual asset return for the plans, as compared with the 9.2 percent expected return on plan assets assumed for purposes of calculating the company's pension and other postretirement benefit costs, would change net income by approximately $9.0 million in 2003, as compared to 2002. The actual return on plan assets for the first nine months of 2002 was significantly lower than the 9.2 percent expected annual rate of return, reflecting prevailing market conditions. Con Edison of New York is currently reviewing its assumptions for future periods. The company is considering reducing its assumptions regarding the expected return on plan assets and discount rates, which would result in additional pension expense and an increased accumulated benefit obligation (ABO) in 2003.

An actuarial valuation of the plans' funded status will be performed as of December 31, 2002. The company expects that the fair value of its pension plan assets will continue to exceed its ABO at December 31, 2002. However, if the equity markets deteriorate further during the remainder of 2002, this expectation may not be met. In the event that the fair market value of Con Edison's pension plan assets, both Con Edison of New York and O&R, are less than the combined plan's ABO, Con Edison of New York would be required, under SFAS No. 87 and SFAS No. 132 "Employers' Disclosures about Pension and Postretirement Benefits," to accrue a liability equal in amount to the difference between the fair value of the plan assets and the ABO, plus its total accrued pension credits through a charge to other comprehensive income (OCI). The charge to OCI, which would be net of taxes, would not affect Con Edison of New York's net income.

In addition, Con Edison of New York expects that it will not be required under ERISA to make cash contributions to its pension plan during the remainder of 2002 or 2003.

Accounting for Contingencies

SFAS No. 5, "Accounting for Contingencies," applies to an existing condition, situation, or set of circumstances involving uncertainty as to possible loss that will ultimately be resolved when one or more future events occur or fail to occur. The company's known material contingencies include proceedings relating to outages at the nuclear generating unit the company sold in 2001, workers' compensation claims, and its responsibility for hazardous substances, such as asbestos, polychlorinated biphenyls (PCBs), and coal tar, that have been used or generated in the course of its operations. See Notes B and C to the Con Edison of New York financial statements included in Part I, Item 1 of this report. In accordance with SFAS No. 5, the company has accrued its best estimate of its probable losses relating to these contingencies and no liability has been accrued where the loss is not probable or the amount of the loss cannot be reasonably estimated.

LIQUIDITY AND CAPITAL RESOURCES

Con Edison of New York's liquidity reflects cash flows from operating, investing and financing activities, as shown on the accompanying consolidated statement of cash flows and discussed below. As a result of these activities, cash and temporary cash investments decreased $222.0 million during the first nine months of 2002.

Cash Flows from Operating Activities

Net cash flows from operating activities during the first nine months of 2002 were $568.6 million, $209.3 million less than the first nine months of 2001. This decrease reflects principally a change in accounts receivable, higher recoverable energy costs and reduced net income offset in part, by increased accounts payable.

The decrease in cash flow from the change in accounts receivable is due primarily to the amount of customer billings and the timing of customer payments.

The company's equivalent number of days of revenue outstanding (ENDRO) was 27.3 days for the 12 months ended September 30, 2002 compared with 28.9 days for the 12 months ended September 30, 2001. The decrease in ENDRO is due to the decreases in receivables under payment agreements and level billing accounts.

The decrease in cash flow from the change in deferred recoverable energy costs for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001 is due primarily to a relatively high recoverable energy costs balance that existed at December 31, 2000, reflecting high energy costs in the proceeding months. The decrease is also due to increase in electric prices and volumes in the period immediately proceeding September 30, 2002, which raised the balance deferred for future recovery as of that date. See "Recoverable Energy Costs" in Note A to the Con Edison of New York financial statements included in Item 8 of the Form 10-K.

The increase in cash flow from the change in accounts payable for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001 is due primarily to a relatively high accounts payable balance that existed at December 31, 2000, reflecting the high fuel and purchased power costs that occurred at year end 2000. During the 2002 period, fuel and purchased power costs have increased when compared to the year-end 2001 level. See discussion of electric power costs in "Results of Operations," below.

For a discussion of the decrease in net income see "Results of Operations," below.

Cash Flows Used in Investing and Financing Activities

Cash flows used in investing activity were $584.7 million higher in the first nine months of 2002, as compared with the 2001 period, due primarily to the receipt of proceeds from generation divestiture in the 2001 period. See "Generation Divestiture" in Note I to Con Edison's financial statements included in item 8 in the Form 10-K. In addition, utility construction expenditures increased $33.6 million in the first nine months of 2002 compared with the first nine months of 2001, principally to meet load growth on the company's electric distribution system and to effect permanent restoration of portions of the electric, gas and steam systems in lower Manhattan following the World Trade Center attack.

Net cash flows used in financing activities during the first nine months of 2002 decreased $224.3 million compared with the first nine months of 2001, reflecting principally higher financing needs for construction expenditures at Con Edison of New York, and reduced dividend payments to the parent versus the earlier period. In September 2001 the company used the proceeds from the sale of its nuclear plant to repay all outstanding short-term borrowing. Short-term debt increased $423.5 million for the first nine months of 2002 compared with the first nine months of 2001. The common stock dividend decreased $64.0 million for the nine months of 2002 compared with the nine months of 2001.

In February 2002, Con Edison of New York redeemed at maturity $150 million of 6.6 percent 9-year debentures. In June 2002, Con Edison of New York redeemed at maturity $150 million of variable rate 5-year debentures and issued $300 million of non-callable 5.625 percent 10-year debentures.

In October 2002, Con Edison of New York changed the interest rate method applicable to $224.6 million aggregate principal amount of its Facilities Revenue Bonds, Series 2001A from a variable weekly rate mode to a 10-year term mode, callable at par after three years with a 4.70 percent annual interest rate. See "Long-term Debt" in Note B to the Con Edison of New York financial statements included in Item 8 of the Form 10-K.

In October 2002, Con Edison of New York entered into a swap agreement in connection with these bonds pursuant to which the company pays interest at a variable rate equal to the three-month LIBOR and is paid interest at a fixed rate of 5.375 percent. The swap has a term of 10 years callable at par after three years.

Capital Resources and Requirements

There have been no material changes in the company's capital resources or capital requirements from those reflected in the Form 10-K. In August 2002, President Bush signed into law an appropriations bill that authorizes funds for which the company is eligible to apply to recover costs it incurred in connection with the World Trade Center attack. For additional information, see "Cash Flows Used in Investing and Financing Activities," above, "Capital Resources" and "Capital Requirements" in Con Edison of New York's Form 10-K MD&A and Note P to the Con Edison of New York financial statements included in Item 8 of the Form 10-K.

Con Edison of New York's ratio of earnings to fixed charges (for the periods ended on the date indicated) and common equity ratio (as of the date indicated) were:

		Twelve Months Ended
	Nine Months ended September 30, 2002	September 30, 2002	December 31, 2001

Earnings to fixed charges	3.83	3.55	3.66
Common equity ratio*	47.6	47.6	47.2
  *
  Common shareholders' equity as a percentage of total capitalization

Con Edison of New York's ratio of earnings to fixed charges decreased for the 12 month period ending September 30, 2002 compared to the 12 month period ending December 31, 2001 primarily as a result of decreased earnings.

The commercial paper of Con Edison of New York is rated P-1, A-1 and F-1, respectively, by Moody's Investors Service, Inc. (Moody's), Standard & Poor's Rating Services (S&P) and Fitch Ratings (Fitch). The senior unsecured debt of Con Edison of New York is rated A1, A+ and A+, respectively, by Moody's, S&P, and Fitch. These ratings remain unchanged from those reported in the Form 10-K.

Contractual Obligations and Commercial Commitments

At September 30, 2002 there was no material change in the company's contractual obligations and commercial commitments compared to those at December 31, 2001, other than the long-term debt transactions described under "Cash Flows Used in Investing and Financing Activities," above. Reference is made to "Contractual Obligations and Commercial Commitments" in Con Edison of New York's Form 10-K MD&A.

REGULATORY MATTERS

In April 2002, the PSC approved a three-year gas rate agreement that reduces retail sales and transportation rates by approximately $25 million, on an annual basis. Reference is made to "Regulatory Matters" in Con Edison of New York's Form 10-K MD&A.

In July 2002, FERC issued a notice of proposed rulemaking on a standard market design for the wholesale electricity industry, with the goal of creating more efficient competitive electric markets. The notice proposes to establish a single open access transmission tariff that would apply to all transmission customers: wholesale, unbundled retail and bundled retail service. Other pricing, monitoring, operational and governance matters are also addressed in the notice, which the company is in the process of reviewing. For information about the company's transmission facilities, see "Con Edison of New York—

Electric Supply" in Item 1 of the Form 10-K, "Regulatory Matters—Electric Supply" in Con Edison of New York's 10-K MD&A and Item 2 of the Form 10-K.

FINANCIAL MARKET RISKS

Con Edison of New York's primary financial market risks are interest rate risk, commodity price risk and credit risk.

Interest Rate Risk

The interest rate risk relates primarily to variable rate debt and to new debt financing needed to fund capital requirements, including utility construction expenditures and maturing debt securities. Con Edison of New York manages interest rates risk through the issuance of mostly fixed-rate debt with varying maturities and through opportunistic refinancing of debt. The company estimates that, as of September 30, 2002, a 10 percent variation in interest rates applicable to its variable rate debt of approximately $899.0 million, would result in a change in annual interest expense of approximately $1.5 million.

In addition, Con Edison of New York, from time to time, enters into derivative financial instruments to hedge interest rate risk on certain debt securities. See "Interest Rate Hedging" in Note D to the Con Edison of New York financial statements included in Part I, Item 1 of this report.

Commodity Price Risk

Con Edison of New York's commodity price risk relates primarily to the purchase and sale of electricity and gas that the company delivers to its customers. Con Edison of New York has risk management strategies to mitigate its related exposure and uses derivative instruments to hedge this price risk. See "Energy Price Hedging" in Note D to the Con Edison of New York financial statements included in Part I, Item 1 of this report. Also, see Item 2 in Con Edison's Form 10-K for a discussion of the Con Edison of New York's generating capacity.

In general, the rates Con Edison of New York charges customers for electric, gas and steam service fluctuate with the cost of purchased power, gas purchased for resale and fuel used in the generation of steam and electricity, including gains or losses on certain derivative instruments and related transaction costs. See "Recoverable Energy Costs" in Note A to the Con Edison of New York financial statements included in Item 8 of the Form 10-K.

Con Edison of New York estimates that, as of September 30, 2002, a 10 percent change in market prices would result in a change in fair value of approximately $9.5 million for the derivative instruments used by it to hedge purchases of electricity and gas. The company expects that any such change in fair value would be largely offset by directionally opposite changes in the cost of the electricity and gas purchased.

Credit Risk

Con Edison of New York is exposed to credit risk related to over-the-counter transactions entered into primarily for the various energy supply and hedging activities. Credit risk is the loss that may result from a counterparty's nonperformance. Con Edison of New York uses credit policies to manage its credit risk, including an established credit approval process, monitoring of counterparty limits, master netting agreements, and credit mitigation measures such as margin, collateral, or prepayment arrangements.

ENERGY TRADING ACTIVITIES ACCOUNTED FOR AT FAIR VALUE

Con Edison of New York has not engaged to a material extent in trading activities that are accounted for at fair value. See "Financial Market Risks," in Note O to the Con Edison of New York financial statements included in Item 8 of the Form 10-K.

ENVIRONMENTAL MATTERS

For information concerning potential liabilities of Con Edison of New York arising from laws and regulations protecting the environment, including the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (Superfund), see Note B to the Con Edison of New York financial statements included in Part I, Item 1 of this report.

RESULTS OF OPERATIONS

Third Quarter of 2002 Compared with Third Quarter of 2001

Con Edison of New York's net income for common stock for the third quarter of 2002 was $258.7 million compared with $269.0 million for the third quarter of 2001. The company's net income in the 2002 period reflects the effects of increased electric sales and deliveries due to the hot summer weather, offset by the recording of electric excess earnings of $20.0 million in accordance with the company's 2000 Electric Rate Agreement. A comparison of the results of operations of Con Edison of New York for the third quarter of 2002 with those of the third quarter of 2001 follows:

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED WITH
THREE MONTHS ENDED SEPTEMBER 30, 2001

	Increases (Decreases) Amount	Increases (Decreases) Percent

	(Millions of dollars)
Operating revenues	$(116.9)	(5.1)%
Purchased power - electric and steam	(13.8)	(1.5)
Fuel - electric and steam	(22.3)	(25.3)
Gas purchased for resale	(9.0)	(13.7)
Operating revenues less purchased power, fuel and gas purchased for resale (net revenues)	(71.8)	(5.7)
Other operations and maintenance	(37.0)	(12.1)
Depreciation and amortization	(7.2)	(6.1)
Taxes, other than income tax	(11.8)	(4.0)
Income tax	(1.2)	(0.7)
Operating income	(14.6)	(4.0)
Other income less deductions and related income tax	(0.1)	(1.6)
Net interest charges	(3.6)	(3.7)
Preferred stock dividend requirements	(0.6)	(16.7)
Net income for common stock	$(10.3)	(3.8)%

A discussion of Con Edison of New York's operating revenues and operating income by business segment follows. Con Edison of New York's principal business segments are its regulated electric, gas and steam utility businesses. For additional information about the segments, see Note E to the Con Edison of New York financial statements included in Part I, Item 1 of this report.

Electric

Con Edison of New York's electric operating revenues in the third quarter of 2002 decreased $105.4 million compared with the third quarter of 2001. The decrease reflects net revenue reductions of approximately $57.6 million related to the sale of the company's nuclear generating unit in September 2001 and lower fuel and purchased power costs of $32.9 million (discussed below). The decrease also reflects the completion on March 31, 2002 of amortization of a previously deferred gain on the sale of divested plants, a New York Power Authority (NYPA) revenue increase ($21.7 million) and a charge for electric excess earnings of $20.0 million in September 2002 in accordance with the 2000 Electric Rate Agreement. These items are offset, in part, by an increase in sales and deliveries of $25.3 million in the 2002 period due to the impact of the hot summer weather, offset in part by the impact of the softer economy. See "Recoverable Energy Costs" and "Rate and Restructuring Agreements" in Notes A and I to the Con Edison of New York financial statements included in Item 8 of the Form 10-K.

Con Edison of New York's electric sales and deliveries, excluding off-system sales, for the third quarter of 2002 compared with the third quarter of 2001 were:

MILLIONS OF KWHRS.

Description	Three Months Ended September 30, 2002	Three Months Ended September 30, 2001	Variation	Percent Variation

Residential/Religious	4,218	3,871	347	9.0%
Commercial/Industrial	5,557	5,648	(91)	(1.6)
Other	64	39	25	64.1

Total Full Service Customers	9,839	9,558	281	2.9
Retail Choice Customers	3,487	3,063	424	13.8

Sub-total	13,326	12,621	705	5.6
NYPA, Municipal Agency and Other Sales	2,834	2,856	(22)	(0.8)

Total Service Area	16,160	15,477	683	4.4%

Electricity delivery volumes in Con Edison of New York's service territory increased 4.4 percent in the third quarter of 2002 compared with the third quarter of 2001. The increase in delivery volumes reflects primarily the warmer weather compared to the 2001 period. After adjusting for variations, principally weather and billing days in each period, electricity delivery volumes in the service territory increased 1.1 percent in the third quarter of 2002 compared with the third quarter of 2001. Weather-adjusted sales represent an estimate of the sales that would have been made if historical average weather conditions had prevailed.

Con Edison of New York's electric purchased power costs decreased $12.5 million in the third quarter of 2002 compared with the third quarter of 2001, due to a decrease in the unit price of purchased power and an increase in volumes of electricity purchased from other suppliers by participants in the company's Retail Choice programs, offset in part by increased purchased volumes resulting from the sale of the company's nuclear generating unit in September 2001. Fuel costs decreased $20.4 million reflecting decreased generation at company-owned power plants, offset in part by an increase in the unit price of fuel. In general, Con Edison of New York recovers prudently incurred fuel and purchased power costs pursuant to rate provisions approved by the PSC. See "Recoverable Energy Costs" in Note A to the Con Edison of New York financial statements included in Item 8 of the Form 10-K.

Con Edison of New York's electric operating income decreased $29.3 million in the third quarter of 2002 compared with the third quarter of 2001. The principal component of the decrease was a decrease in net revenues (operating revenues less fuel and purchased power costs) of $72.5 million. The decrease in net revenues reflects the aforementioned completion of the amortization of the gain on divested plants, NYPA revenue increase, sale of the nuclear generating unit and an electric excess earnings charge in September 2002, offset in part by an increase in net deliveries in the 2002 period due to the impact of the hot summer weather offset in part by the softness of the economy. The decrease in net revenues was offset in part by reduced other operations and maintenance expense of $25.8 million and decreased depreciation expense of $7.8 million, resulting primarily from the nuclear generating unit sale.

Gas

Con Edison of New York's gas operating revenues decreased $9.4 million, while the cost of purchased gas decreased by $9.0 million in the third quarter of 2002 compared with the 2001 period. The lower revenues reflect reduced sales and transportation to gas customers, resulting primarily from revenue reductions implemented in accordance with the gas rate agreement approved by the PSC in April 2002.

Gas operating income increased $10.4 million in the third quarter of 2002, reflecting reduced property tax expenses of $10.4 million and reduced operations and maintenance expenses of $6.9 million, offset in part, by a decrease in net revenues (operating revenues less gas purchased for resale) of $0.4 million.

Con Edison of New York's gas sales and deliveries, excluding off-system sales, for the third quarter of 2002 compared with the third quarter of 2001 were:

THOUSANDS OF DKTHS.

Description	Three Months Ended September 30, 2002	Three Months Ended September 30, 2001	Variation	Percent Variation

Firm Sales
Residential	3,762	3,915	(153)	(3.9)%
General	4,449	4,890	(441)	(9.0)
Firm Transportation	2,156	1,822	334	18.3

Total Firm Sales and Transportation	10,367	10,627	(260)	(2.4)
Off Peak/Interruptible Sales	2,420	2,631	(211)	(8.0)
Transportation of Customer Owned Gas
NYPA	9,164	6,234	2,930	47.0
Divested Plants	32,609	32,239	370	1.1
Other	4,192	4,131	61	1.5

Total Sales and Transportation	58,752	55,862	2,890	5.2%

Con Edison of New York's gas sales and transportation volumes for firm customers decreased 2.4 percent in the third quarter of 2002 compared with the third quarter of 2001. After adjusting for variations, principally billing days in each period, firm gas sales and transportation volumes in the company's service territory decreased 2.5 percent in the 2002 period.

The increase in non-firm transportation of customer-owned gas is attributable primarily to reduced gas prices as compared to oil prices.

Steam

Con Edison of New York's steam operating revenues decreased $2.0 million and steam operating income increased $4.5 million for the third quarter of 2002 compared with the third quarter of 2001. The lower revenues reflect reduced sales volumes and lower fuel and purchased power costs. See "Recoverable Energy Costs" in Note A to the Con Edison of New York financial statements included in Item 8 of the Form 10-K. The increase in operating income reflects an increase in net revenues (operating revenues less fuel and purchased power costs) of $1.1 million and reduced operations and maintenance expenses of $5.9 million, offset in part by an increase in income taxes of $0.4 million.

Con Edison of New York's steam sales and deliveries for the third quarter of 2002 compared with the third quarter of 2001 were:

MILLIONS OF POUNDS

Description	Three Months Ended September 30, 2002	Three Months Ended September 30, 2001	Variation	Percent Variation

General	26	21	5	23.8%
Apartment house	1,058	1,127	(69)	(6.1)
Annual power	4,717	4,698	19	0.4

Total Sales	5,801	5,846	(45)	(0.8)%

Steam sales volume decreased 0.8 percent in the third quarter of 2002 compared with the 2001 period, primarily as a result of the soft economy, offset, in part, by increased sales due to the warmer weather, as compared to the 2001 period. After adjusting for variations, principally weather and billing days in each period, steam sales volume decreased 5.4 percent.

Other Income

Investment income decreased $1.0 million in the third quarter of 2002 compared to the 2001 period principally due to reduced interest income earned on short-term cash investments in the 2002 period as compared to the 2001 period. For the 2001 period, the company had more cash on hand than the 2002 period, due primarily to the sale of its nuclear generating unit. Allowance for equity funds used during construction increased $1.7 million in the third quarter of 2002 compared to the 2001 period, as a result of the East River Re-Powering Project. Other income increased $1.1 million in the third quarter of 2002 compared to the 2001 period due primarily to increased interest earned on regulatory assets. See "Application of Critical Accounting Policies - Accounting for Regulated Public Utilities - SFAS No. 71," above.

Net Interest Charges

Net interest charges decreased $3.6 million in the third quarter of 2002 compared to the 2001 period, reflecting principally decreased interest on long-term debt of $4.0 million.

Nine Months Ended September 30, 2002 Compared with Nine Months Ended September 30, 2001

Con Edison of New York's net income for common stock for the nine months ended September 30, 2002 was $506.5 million compared with $543.7 million for the nine months ended September 30, 2001. The company's net income in the 2002 period reflects the impact of the mild winter and soft economy, partially offset by lower operating expenses and the hot summer weather.

A comparison of the results of operations of Con Edison of New York for the nine months ended September 30, 2002 with those of the first nine months of 2001 follows:

	Increases (Decreases) Amount	Increases (Decreases) Percent
	(Millions of dollars)
Operating revenues	$(983.8)	(15.2)%
Purchased power - electric and steam	(273.8)	(12.1)
Fuel - electric and steam	(137.1)	(45.0)
Gas purchased for resale	(230.4)	(40.8)
Operating revenues less purchased power, fuel and gas purchased for resale (net revenues)	(342.5)	(10.2)
Other operations and maintenance	(161.4)	(16.5)
Depreciation and amortization	(32.6)	(9.1)
Taxes, other than income tax	(38.5)	(4.7)
Income tax	(44.2)	(12.3)
Operating income	(65.7)	(7.9)
Other income less deductions and related income tax	17.1	204.5
Net interest charges	(10.9)	(3.8)
Preferred stock dividend requirement	(0.6)	(5.6)
Net income for common stock	$(37.2)	(6.8)%

A discussion of Con Edison of New York's operating revenues and operating income by business segment follows. Con Edison of New York's principal business segments are its regulated electric, gas and steam utility businesses. For additional information about the segments, see Note E to the Con Edison of New York financial statements included in Part I, Item 1 of this report.

Electric

Con Edison of New York's electric operating revenues in the nine months ended September 30, 2002 decreased $593.7 million compared with the nine months ended September 30, 2001. The decrease reflects lower fuel and purchased power costs of $304.0 million (discussed below). The decrease also reflects the completion on March 31, 2002 of amortizations of a previously deferred gain on the sale of divested plants and the NYPA revenue increase ($21.7 million), a charge for electric excess earnings of $20.0 million in September 2002 and a reserve related to the sale of the company's nuclear generating unit ($16.1 million), along with the amortization of the loss ($25.9 million) related to the sale of the company's nuclear generating unit. The balance of the decrease represents rate reductions and amortizations in accordance with our rate agreements. See "Recoverable Energy Costs" and "Rate and Restructuring Agreements" in Note A to the Con Edison of New York financial statements included in Item 8 of the Form 10-K.

Con Edison of New York's electric sales and deliveries, excluding off-system sales, for the nine months ended September 30, 2002 compared with the nine months ended September 30, 2001 were:

MILLIONS OF KWHRS.

Description	Nine Months Ended September 30, 2002	Nine Months Ended September 30, 2001	Variation	Percent Variation

Residential/Religious	9,615	9,318	297	3.2
Commercial/Industrial	14,518	15,212	(694)	(4.6)
Other	145	131	14	10.7

Total Full Service Customers	24,278	24,661	(383)	(1.6)
Retail Choice Customers	8,825	7,928	897	11.3

Sub-total	33,103	32,589	514	1.6
NYPA, Municipal Agency and Other Sales	7,730	7,846	(116)	(1.5)

Total Service Area	40,833	40,435	398	1.0%

Electricity delivery volume in Con Edison of New York's service territory increased 1.0 percent in the nine months ended September 30, 2002 compared with the nine months ended September 30, 2001. The increase reflects the impact of the summer heat wave, offset in part, by the mild winter weather and soft economy. After adjusting for variations, principally weather and billing days in each period, electricity sales volume in the service territory increased 0.3 percent in the 2002 period.

Con Edison of New York's electric purchased power costs decreased $249.6 million in the nine months ended September 30, 2002 compared with the nine months ended September 30, 2001, due to a decrease in the price of purchased power and an increase in volumes of electricity purchased from other suppliers by participants in the company's Retail Choice programs, offset in part by the company's increased purchased volumes resulting from the sale of the company's nuclear generating unit in September 2001. Fuel costs decreased $54.4 million as a result of decreased generation at company-owned power plants, offset in part by an increase in the unit price of fuel. In general, Con Edison of New York recovers prudently incurred fuel and purchased power costs pursuant to rate provisions approved by the PSC. See "Recoverable Energy Costs" in Note A to the Con Edison of New York financial statements included in Item 8 of the Form 10-K.

Con Edison of New York's electric operating income decreased $56.2 million in the nine months ended September 30, 2002 compared with the nine months ended September 30, 2001. The principal component of the decrease was lower net revenues (operating revenues less fuel and purchased power costs) of $289.7 million. The decrease in net revenues reflects the aforementioned completion of the amortization of the gain on divested plants, NYPA revenue increase, sale of the nuclear generating unit, an electric excess earnings charge, a reserve related to the sale of the company's nuclear generating unit and the amortization of the loss related to the sale of the nuclear generating unit. The decrease in net revenues is offset in part by reduced other operations and maintenance expenses ($140.9 million), lower depreciation expense ($35.7 million) and lower property taxes ($5.1 million) resulting primarily from the sale in September 2001 of the company's nuclear generating unit. The decrease also reflects lower revenue taxes of $25.7 million.

Gas

Con Edison of New York's gas operating revenues decreased $252.2 million, while the cost of purchased gas decreased by $230.4 million in the nine months ended September 30, 2002 compared with the nine months ended September 30, 2001. The lower revenues reflect reduced sales and transportation to gas customers, resulting primarily from the mild winter and revenue reductions implemented in accordance with the gas rate agreement approved by the PSC in April 2002. Gas operating income decreased $2.0 million in the nine months ended September 30, 2002, reflecting a $21.8 million decrease in net revenues (operating revenues less gas purchased for resale), and increased property tax expense ($5.2 million), offset in part by reduced operations and maintenance expenses ($13.5 million), and reduced revenue taxes ($11.5 million).

Con Edison of New York's gas sales and deliveries, excluding off-system sales, for the nine months ended September 30, 2002 compared with the nine months end September 30, 2001 were:

THOUSANDS OF DKTHS

Description	Nine Months Ended September 30, 2002	Nine Months Ended September 30, 2001	Variation	Percent Variation

Firm Sales
Residential	31,762	37,354	(5,592)	(15.0)%
General	23,934	27,762	(3,828)	(13.8)
Firm Transportation	11,593	10,950	643	5.9

Total Firm Sales and Transportation	67,289	76,066	(8,777)	(11.5)
Off-Peak/Interruptible Sales	9,376	11,261	(1,885)	(16.7)
Transportation of Customer Owned Gas
NYPA	17,927	7,810	10,117	129.5
Divested Plants	66,836	50,882	15,954	31.4
Other	17,717	10,965	6,752	61.6

Total Sales and Transportation	179,145	156,984	22,161	14.1%

Con Edison of New York's gas sales and transportation volumes for firm customers decreased 11.5 percent in the nine months ended September 30, 2002 compared with the nine months ended September 30, 2001. After adjusting for variations, principally weather and billing days in each period, firm gas sales and transportation volumes in the company's service territory decreased 0.4 percent in the 2002 period.

The decrease in Off-Peak/Interruptible sales is due primarily to the mild winter of 2002. The increase in non-firm transportation is attributable primarily to reduced gas prices as compared to oil prices.

A weather-normalization provision that applies to Con Edison of New York's gas business moderates, but does not completely eliminate, the effect of weather-related changes on gas operating income.

Steam

Con Edison of New York's steam operating revenues decreased $138.0 million and steam operating income decreased $7.5 million for the nine months ended September 30, 2002 compared with the nine months ended September 30, 2001. The lower revenues reflect reduced sales volumes and lower fuel and purchased power costs. See "Recoverable Energy Costs" in Note A to the Con Edison of New York financial statements included in Item 8 of the Form 10-K. The decrease in operating income reflects primarily a decrease in net revenues (operating revenues less fuel and purchased power costs) of $31.0 million offset in part by reduced operations and maintenance expenses of $8.8 million and lower income taxes of $16.1 million.

Con Edison of New York's steam sales and deliveries for the nine months ended September 30, 2002 compared with the nine months ended September 30, 2001 were:

MILLIONS OF POUNDS

Description	Nine Months Ended September 30, 2002	Nine Months Ended September 30, 2001	Variation	Percent Variation

General	414	522	(108)	(20.7)%
Apartment house	4,983	5,730	(747)	(13.0)
Annual power	12,822	14,785	(1,963)	(13.3)

Total Sales	18,219	21,037	(2,818)	(13.4)%

Steam sales volume decreased 13.4 percent in the nine months ended September 30, 2002 compared with the nine months ended September 30, 2001, reflecting primarily the mild winter and soft economy. After adjusting for variations, principally weather and billing days in each period, steam sales volume decreased 4.6 percent.

Other Income

Investment income decreased $1.2 million in the nine months ended September 30, 2002 compared to the 2001 period, due principally to reduced interest income earned on short-term cash investments in the 2002 period as compared to the 2001 period. For the 2001 period, the company had more cash on hand than the 2002 period, due primarily to the sale of its nuclear generating unit. Allowance for equity funds used during construction increased $7.3 million in the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001 as a result of the East River Re-Powering Project. Other income increased $2.6 million in the nine months ended September 30, 2002 compared to the nine months ended September 30 2001 due primarily to a $5.3 million increase in interest earned on regulatory assets ("Application of Critical Accounting Policies - Accounting for Regulated Public Utilities - SFAS No. 71," above), offset in part, by reduced non-utility operation (joint trenching, manhole inspection, etc.) income of $2.0 million. Income tax expense decreased $8.2 million in the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001 due primarily to the recognition of tax benefits relating to the September 2001 sale of the company's nuclear generating unit.

Net Interest Charges

Net interest charges decreased $10.9 million in the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001, reflecting principally decreased interest expense on long-term debt of $13.2 million.

ORANGE & ROCKLAND UTILITIES, INC. MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS

Orange and Rockland Utilities, Inc. (O&R), is a wholly owned subsidiary of Consolidated Edison, Inc. (Con Edison) and meets the conditions specified in General Instruction H to Form 10-Q, which allows it to use the reduced disclosure format for wholly owned subsidiaries of companies, such as Con Edison, that are reporting companies under the Securities Exchange Act of 1934. Accordingly, this O&R Management's Narrative Analysis of the Results of Operations is included in this report, and O&R has omitted from this report the information called for by Part I, Item 2 (Management's Discussion and Analysis of Financial Condition and Results of Operations). Results for interim periods are not necessarily indicative of results for the entire fiscal year.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

O&R's financial statements reflect the application of its accounting policies, which conform to accounting principles generally accepted in the United States of America. The company's critical accounting policies include industry-specific accounting applicable to regulated public utilities, and accounting for pensions and other postretirement benefits and contingencies.

The application of certain of these accounting policies requires the company to use estimates. These estimates require the company to make assumptions about matters that are highly uncertain and for which different estimates that could reasonably have been used could have resulted in material differences in its financial statements.

Accounting for Regulated Public Utilities – SFAS No. 71

O&R is a regulated public utility subject to Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation," and, in accordance with SFAS No. 71, are subject to the accounting requirements and rate making practices of the Federal Energy Regulatory Commission (FERC) and state public utility regulatory authorities.

SFAS No. 71 specifies the economic effects that result from the cause and effect relationship of costs and revenues in the rate-regulated environment and how these effects are to be accounted for by a regulated enterprise. Revenues intended to cover some costs may be recorded either before or after the costs are incurred. If regulation provides assurance that incurred costs will be recovered in the future, these costs would be recorded as deferred charges or "regulatory assets" under SFAS No. 71. If revenues are recorded for costs that are expected to be incurred in the future, these revenues would be recorded as deferred credits or "regulatory liabilities" under SFAS No. 71.

O&R's principal regulatory assets and liabilities are detailed on the company's consolidated balance sheet. The company is receiving or being credited with a return on all of its regulatory assets for which a cash outflow has been made. The company is paying or being charged with a return on all of its regulatory liabilities for which a cash inflow has been received. The company's regulatory assets and liabilities will be recovered from customers, or applied for customer benefit, in accordance with rate provisions approved by the applicable public utility regulatory commission.

Accounting for Pensions and Other Postretirement Benefits

O&R and its subsidiaries provide pension and other postretirement benefits to substantially all employees and retirees. The company accounts for these plans in accordance with SFAS No. 87, "Employers' Accounting for Pensions" and SFAS No. 106, "Employers' Accounting for Postretirement Benefits other than Pensions." In applying these accounting policies, the company has made critical estimates related to actuarial assumptions, including assumptions of expected returns on plan assets, future compensation and health care cost trends, and appropriate discount rates. See Notes D and E to the O&R financial statements included in Item 8 of the Form 10-K for information about these assumptions, actual performance, amortization of investment and other actuarial gains and losses and calculated plan costs for 2001, 2000 and 1999. Plan expense or credit in future periods will depend on the assumptions the company makes and actual performance.

In accordance with SFAS No. 71 and consistent with rate provisions approved by the applicable state public utility authorities, O&R would defer as a regulatory asset any difference between expenses recognized under SFAS No. 87 and the amounts reflected in rates for such expenses.

In the event that the fair market value of Con Edison's pension plan assets, both Con Edison of New York and O&R, are less than the combined plan's accumulated benefit obligation (ABO), O&R would be required under SFAS No. 87 and SFAS No. 132 "Employers' Disclosures about Pension and Postretirement Benefits," to accrue a liability equal in the amount to the difference between the fair value of the plan assets and the ABO, less its accrued pension liability through a charge to the other comprehensive income (OCI). The charge to OCI, which would be net of taxes, would not affect O&R's net income.

Accounting for Contingencies

SFAS No. 5, "Accounting for Contingencies," applies to an existing condition, situation, or set of circumstances involving uncertainty as to possible loss that will ultimately be resolved when one or more future events occur or fail to occur. The company's known material contingencies include workers' compensation claims, and its responsibility for hazardous substances, such as asbestos, polychlorinated biphenyls (PCBs) and coal tar, that have been used or generated in the course of its operations. See Note B to the O&R financial statements included in Part I, Item 1 of this report. In accordance with SFAS No. 5, the company has accrued its best estimate of probable losses relating to these contingencies and no liability has been accrued where the loss is not probable or the amount of the loss cannot be reasonably estimated.

REGULATORY MATTERS

In August 2002, O&R's New Jersey utility subsidiary submitted a petition to the New Jersey Board of Public Utilities (NJBPU) requesting recovery under New Jersey's 1999 Electric Discount and Energy Competition Act (EDECA) of $110 million of electric purchased power costs in excess of amounts previously billed to customers, associated interest, and other deferred charges. See "Recoverable Energy Costs" in Note A to the Con Edison financial statements included in Item 8 of the Form 10-K. Recovery of these costs from customers is requested over a four-year period or pursuant to a plan to "securitize" the costs (under which O&R's subsidiary would be reimbursed these costs with the proceeds of a financing that would be repaid over time by its customers). In addition, in October 2002, the O&R subsidiary filed a request with the NJBPU seeking an increase in electric rates of $7.3 million (5.5 percent) annually, to take effect on August 1, 2003, principally to reflect the cost of electric system infrastructure improvements required for service reliability and security.

In August 2002, the Pennsylvania Public Utility Commission (PPUC) approved a settlement agreement covering the rates O&R's wholly owned Pennsylvania utility subsidiary charges for energy cost recoveries. As part of this settlement, this subsidiary has agreed to terminate its Competitive Transition Charge (CTC) and not to file for an increase in delivery rates that would be effective prior to December 31, 2004. The settlement provides for an increase in the subsidiary's Provider of Last Resort (POLR) energy rates of .577 cents per kwh, inclusive of gross receipts tax, retroactive to July 1, 2002. This represents approximately a 6.0 percent increase in the subsidiary's overall rates. A potential further increase of 5.0 percent of the POLR energy rate or an addition of approximately .28 cents per kwh effective January 2005 is contingent on the actual and projected reasonable cost of energy. The settlement is estimated to increase revenues by a net $1.4 million between September 2002 and December 2005. See Note A to the O&R financial statements included in the Form 10-K, under "Recoverable Energy Costs."

RESULTS OF OPERATIONS

O&R's net income for common stock for the nine-month period ended September 30, 2002, was $38.4 million, $4.6 million higher than the corresponding 2001 period. The increase in the company's net income was attributable primarily to higher electric sales volumes, which produced an additional $11.9 million of net electric revenues and savings in financing costs of $0.6 million. Partially offsetting these items were lower gas sales resulting in lower net gas revenues of $1.0 million, reduced customer late payment charge revenues of $1.5 million, higher depreciation charges related to plant additions of $0.8 million, lower investment income of $1.1 million and higher other taxes of $0.5 million. Customer late payment charge revenues decreased by 45.0 percent, primarily as a result of a decrease in the cost of energy billed to customers.

A comparison of the results of operations of O&R for the nine months ended September 30, 2002, to the nine months end September 30, 2001 follows:

(Millions of Dollars)	Increases (Decreases) Amount	Increases (Decreases) Percent

Operating revenues	$(116.9)	(19.6)%
Purchased power – electric	(74.1)	(30.5)
Gas purchased for resale	(45.8)	(42.7)

Operating revenues less purchased power, fuel and gas purchased for resale (net revenues)	3.0	1.2
Other operation and maintenance expenses	(0.1)	(0.1)
Depreciation and amortization	0.8	3.6
Taxes, other than income tax	(3.0)	(7.1)
Income tax	0.1	0.5

Operating income	5.2	10.4
Other income less deductions and related income tax	(1.2)	(72.1)
Net interest charges	(0.6)	(3.3)

Net income for common stock	$4.6	13.7%

A discussion of O&R's operating revenues by business segment follows. O&R's principal business segments are its electric and gas utility businesses. For additional information about O&R's business segments, see Note E to the O&R financial statements included in Part I, Item 1 of this report.

Electric

Electric operating revenues decreased $67.0 million during the nine months ended September 30, 2002, compared to the 2001 period. This decrease was primarily the result of lower purchased power and tax revenue recoveries in the 2002 period. See "Recoverable Energy Costs" in Note A to the O&R financial statements in Item 8 of the combined O&R, Con Edison and Consolidated Edison Company of New York, Inc. Annual Reports on Form 10-K for the year ended December 31, 2001 (file Nos. 1-4315, 1-14514 and 1-1217, the Form 10-K).

O&R's electric sales and deliveries, excluding off-system sales, for the nine months ended September 30, 2002 compared with the nine months ended September 30, 2001 are shown on the table below:

MILLIONS OF KWHRS

Description	Nine Months Ended September 30, 2002	Nine Months Ended September 30, 2001	Variation	Percent Variation

Residential/Religious	1,418	1,405	13	0.9%
Commercial/Industrial	1,817	1,956	(139)	(7.1)
Other	82	81	1	1.2

Total Full Service Customers	3,317	3,442	(125)	(3.6)
Retail Choice Customers	912	560	352	62.9

Total Service Area	4,229	4,002	227	5.7%

Electric sales volumes in the nine months ended September 30, 2002, increased 5.7 percent compared to the 2001 period due to customer growth and higher average usage. After adjusting for weather variations, total electricity sales volumes were 5.6 percent higher in the current year. Weather-adjusted sales represent an estimate of the sales that would have been made if historical average weather conditions had prevailed. Net electric revenues (operating revenues less purchased power and associated tax recoveries) were $11.9 million higher in the current period.

Purchased power costs decreased $74.1 million during the first nine months of 2002 compared to the 2001 period, reflecting decreases in the unit cost of purchased power, partially offset by higher energy requirements.

Decreased electric revenues and purchased power costs also reflect increased purchases of electricity by customers from other suppliers.

Electric operating income increased $5.6 million during the nine months ended September 30, 2002, as compared to the 2001 period. This increase reflects the impact of higher net electric revenues reduced by lower late payment charge revenues, higher depreciation costs, and taxes.

Gas

Gas operating revenues decreased $49.9 million during the nine months ended September 30, 2002, as compared to the 2001 period. This decrease was primarily the result of lower gas costs and sales to firm customers in the 2002 period. See "Recoverable Energy Costs" in Note A to the O&R financial statements in Item 8 of the Form 10-K.

O&R gas sales and deliveries, excluding off-system sales, for the nine months ended September 30, 2002, compared with the nine months ended September 30, 2001, are shown in the table below:

THOUSANDS OF DKTHS.

Description	Nine Months Ended September 30, 2002	Nine Months Ended September 30, 2001	Variation	Percent Variation

Firm Sales
Residential	6,803	8,993	(2,190)	(24.4)%
General	2,251	2,909	(658)	(22.6)
Firm Transportation	3,980	2,991	989	33.1

Total Full Sales and Transportation	13,034	14,893	(1,859)	(12.5)

Off Peak/Interruptible Sales	5,418	5,194	224	4.3
Transportation of Customer Owned Gas
Divested Plants	11,400	9,270	2,130	23.0
Other	708	740	(32)	(4.3)

Total Sales and Transportation	30,560	30,097	463	1.5%

Total firm gas sales volumes in the nine months ended September 30, 2002 decreased 12.5 percent compared to the 2001 period. O&R's revenues from gas sales in New York are subject to a weather normalization clause that moderates, but does not eliminate, the effect of weather-related changes on net income. After adjusting for weather variations in each period, total firm sales and transportation volumes were 7.8 percent lower for the 2002 period compared to the 2001 period.

The cost of gas purchased for resale decreased $45.8 million in the 2002 period compared to the 2001 period, due to the lower sales volumes and unit costs.

Decreased gas revenues and cost of gas purchased for resale in the 2002 period, compared to the 2001 period, also reflect purchases of gas by customers from other suppliers.

Gas operating income decreased by $0.7 million for the nine months ended September 30, 2002, compared to the 2001 period, due primarily to lower net revenues and higher depreciation charges.

Taxes Other Than Income Taxes

Taxes other than income taxes decreased by $3.0 million in the 2002 period compared to the 2001 period. The decrease was primarily the result of lower New York State revenue taxes, which resulted from reduced tax rates and lower energy costs billed to customers of $3.5 million. Partially offsetting this decrease were higher property taxes of $0.5 million.

Other Income

Other income decreased $1.2 million in the 2002 period compared to the 2001 period, due primarily to lower earnings on short-term investments during the current year.

Net Interest Charges

Interest charges decreased by $0.6 million in the 2002 period compared to the 2001 period reflecting lower average debt balances and interest rates in the 2002 period, offset in part by lower allowance for borrowed funds used during construction.

Income Taxes

Income taxes increased by a net of $0.1 million in the 2002 period compared to the 2001 period, due to higher income in the current period. Higher federal income taxes were partially offset by lower state income taxes. State income taxes decreased primarily as a result of a 0.5 percent drop in the tax rate.

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

ITEM 4.  CONTROLS AND PROCEDURES

Con Edison

Based upon their evaluation of Con Edison's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended) within 90 days of the filing date of this report, Con Edison's principal executive officer and principal financial officer have concluded that these controls and other procedures are effective to provide reasonable assurance that the information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. There have been no significant changes in Con Edison's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Con Edison of New York

Based upon their evaluation of Con Edison of New York's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended) within 90 days of the filing date of this report, Con Edison of New York's principal executive officer and principal financial officer have concluded that these controls and other procedures are effective to provide reasonable assurance that the information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. There have been no significant changes in Con Edison of New York's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

O&R

Based upon their evaluation of O&R's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended) within 90 days of the filing date of this report, O&R's principal executive officer and principal financial officer have concluded that these controls and other procedures are effective to provide reasonable assurance that the information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. There have been no significant changes in O&R's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements, intended to qualify for the safe-harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements of future expectation and not facts. Words such as "expects," "estimates," "anticipates," "intends," "plans," "will" and similar expressions identify forward-looking statements.

Actual results or developments might differ materially from those included in the forward-looking statements because of various factors such as:

  •
  continued restructuring of the regulated public utility, unregulated energy and telecommunications industries;

  •
  competition, including competition in the energy supply, trading and services businesses;

  •
  operating performance and condition of the company's energy delivery systems, generating assets and fiber optic communications network;

  •
  success of completion of ongoing construction projects;

  •
  legal proceedings relating to hazardous substances, the nuclear generating plant that the company sold in 2001 and Northeast Utilities (see Notes B, C and D to the Con Edison financial statements in Part 1, Item 1 of this report);

  •
  wholesale energy markets, including availability, sufficiency and cost of energy and capacity and the effectiveness of the company's efforts to manage its risks in these markets;

  •
  capital markets, including availability, sufficiency and cost of liquidity and credit facilities and the effectiveness of the company's efforts to manage its risks in these markets;

  •
  availability, sufficiency and cost of other services and goods used in Con Edison's business, including insurance coverage;

  •
  investment returns on the assets of the company's pension and other post-employment benefit plans and actual experience regarding the plans' other actuarial assumptions (see Notes D and E to the Con Edison financial statements in Item 8 of the Form 10-K);

  •
  employee matters, including changes in key executives and collective bargaining with union employees;

  •
  economic conditions, including recession, inflation or deflation;

  •
  technological developments;

  •
  weather, including its effects on the company's sales and facilities;

  •
  laws, regulations or regulatory policies, including those relating to taxes or fees, the environment and any that would adversely effect the ability of the company's regulated utility subsidiaries to operate or recover costs from their customers;

  •
  public policy doctrines;

  •
  accounting matters, including changes in policies, principles and interpretations thereof generally accepted in the United States of America;

  •
  acts of war or terrorism; and

  •
  other presently unknown or unforeseen factors.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Con Edison

Northeast Utilities

For information about legal proceedings relating to Con Edison's October 1999 agreement to acquire Northeast Utilities, see Note D to the Con Edison financial statements included in Part 1, Item 1 of this report (which information is incorporated herein by reference).

Newington Project

For a description of the Newington Project, see Note E to the Con Edison financial statements included in Part 1, Item 1 of this report and Note J to the Con Edison financial statements included in Item 8 of the Form 10-K (which information is incorporated herein by reference). In September 2002, Duke/Fluor Daniel, the general contractor for the Newington Project, initiated an arbitration proceeding with respect to its contract claims for an additional payment to it of approximately $89 million for alleged project costs and a 176 day extension of the project's scheduled substantial completion date. In September 2002, the unregulated subsidiary of Con Edison developing the project commenced an action in the Supreme Court of the State of New York (County of New York; I.A.S. Part) entitled Hawkeye Funding, Limited Partnership v. Duke/Fluor Daniel, seeking to adjudicate certain contract disputes with the general contractor. In September 2002, the general contractor commenced an action in Superior Court in the State of New Hampshire (Rockingham County), entitled Duke/Fluor Daniel v. Hawkeye Funding, Limited Partnership, seeking to obtain a lien on the project as security for the payment of its claim for additional project costs.

Con Edison of New York

Nuclear Generation

For information about legal proceedings relating to the nuclear generating unit that Con Edison of New York sold in 2001, see Note C to the Con Edison of New York financial statements included in Part 1, Item 1 of this report (which information is incorporated herein by reference).

Manufactured Gas Sites

Reference is made to "Con Edison of New York—Superfund—Manufactured Gas Sites" in Item 3 of the Form 10-K. In August 2002, Con Edison of New York entered into a voluntary cleanup agreement with the New York State Department of Environmental Conservation providing for the investigation and cleanup of the manufactured gas sites.

Employees' Class Action

Reference is made to "Con Edison of New York—Employees' Class Action" in Item 3 of the Form 10-K and Part II, Item 1 of the combined Con Edison, Con Edison of New York and O&R Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002.

ITEM 5.  OTHER INFORMATION

In October 2002, the Audit Committee of the Board of Directors of Con Edison approved the appointment of PricewaterhouseCoopers, LLP (PwC) as independent accountants for the company for 2003 (subject to Board and shareholder approval) and the proposed PwC services and fees for 2003. The services approved, included non-audit services for which PwC was originally engaged in 1999, consisting of assistance in review, and claim for refund, of state use taxes paid by O&R on purchases of goods and services. The fee for such services will be based upon tax refunds actually received by O&R and is not expected to exceed $90,000. This information has been included in this report in accordance with Section 10A(i)(2) of the Securities Exchange Act of 1934, as amended.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)
EXHIBITS

Con Edison

Exhibit 10.1.1	Consolidated Edison, Inc. Deferred Stock Compensation Plan for Non-Officer Directors, effective July 1, 2002.
Exhibit 10.1.2.1	The Consolidated Edison Retirement Plan, effective January 1, 2001.
Exhibit 10.1.2.2	Amendment No. 1 to the Consolidated Edison Retirement Plan.
Exhibit 10.1.3	The Consolidated Edison Thrift Savings Plan, as amended effective May 8, 2002.
Exhibit 12.1	Statement of computation of Con Edison's ratio of earnings to fixed charges for the nine and twelve-month periods ended September 30, 2002 and the year ended December 2001.
Exhibit 99.1.1	Certification of chief executive officer required under Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 99.1.2	Certification of chief financial officer required under Section 906 of the Sarbanes-Oxley Act of 2002.

Con Edison of New York

Exhibit 4.2.1	Supplemental Indenture of Trust, dated as of October 1, 2002, to Indenture of Trust, dated as of June 1, 2002, between New York State Energy Research and Development Authority (NYSERDA) and The Bank of New York, as trustee.
Exhibit 4.2.2	Supplemental Participation Agreement, dated as of October 1, 2002, to Participation Agreement, dated as of June 1, 2001 between NYSERDA and Con Edison of New York.
Exhibit 12.2	Statement of computation of Con Edison of New York's ratio of earnings to fixed charges for the nine and twelve-month periods ended September 30, 2002 and the year ended December 2001.
Exhibit 99.2.1	Certification of chief executive officer required under Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 99.2.2	Certification of chief financial officer required under Section 906 of the Sarbanes-Oxley Act of 2002.

O&R

Exhibit 99.3.1	Certification of chief executive officer required under Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 99.3.2	Certification of chief financial officer required under Section 906 of the Sarbanes-Oxley Act of 2002.
(b)
REPORTS ON FORM 8-K

Con Edison

Con Edison filed a Current Report on Form 8-K, dated August 12, 2002, reporting (under Item 9), that its principal executive officer and principal financial officer each delivered to the Securities and Exchange Commission a statement in writing, under oath, in the form of Exhibit A to the Commission's Order No. 4-460.

Con Edison of New York

Con Edison of New York filed no Current Reports on Form 8-K during the quarter ended September 30, 2002.

O&R

O&R filed no Current Reports on Form 8-K during the quarter ended September 30, 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Consolidated Edison, Inc.
Consolidated Edison Company of New York, Inc.
DATE: November 13, 2002	By:	/s/ JOAN S. FREILICH Joan S. Freilich Executive Vice President, Chief Financial Officer and Duly Authorized Officer
Orange and Rockland Utilities, Inc.
DATE: November 13, 2002	By:	/s/ EDWARD J. RASMUSSEN Edward J. Rasmussen Vice President, Chief Financial Officer and Duly Authorized Officer

Certifications

CON EDISON—Principal Executive Officer

I, Eugene R. McGrath, the principal executive officer of Consolidated Edison, Inc., certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Consolidated Edison, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATE: November 13, 2002

/s/ EUGENE R. MCGRATH Eugene R. McGrath
Chairman, President and Chief Executive Officer

CON EDISON—Principal Financial Officer

I, Joan S. Freilich, the principal financial officer of Consolidated Edison, Inc., certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Consolidated Edison, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATE: November 13, 2002

/s/ JOAN S. FREILICH Joan S. Freilich
Executive Vice President and Chief Financial Officer

CON EDISON OF NEW YORK—Principal Executive Officer

I, Eugene R. McGrath, the principal executive officer of Consolidated Edison Company of New York, Inc., certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Consolidated Edison Company of New York, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATE: November 13, 2002

/s/ EUGENE R. MCGRATH Eugene R. McGrath
Chairman and Chief Executive Officer

CON EDISON OF NEW YORK—Principal Financial Officer

I, Joan S. Freilich, the principal financial officer of Consolidated Edison Company of New York, Inc., certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Consolidated Edison Company of New York, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATE: November 13, 2002

/s/ JOAN S. FREILICH Joan S. Freilich
Executive Vice President and Chief Financial Officer

O&R—Principal Executive Officer

I, Stephen B. Bram, the principal executive officer of Orange and Rockland Utilities, Inc., certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Orange and Rockland Utilities, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATE: November 13, 2002

/s/ STEPHEN B. BRAM Stephen B. Bram
President and Chief Executive Officer

O&R—Principal Financial Officer

I, Edward J. Rasmussen, the principal financial officer of Orange and Rockland Utilities, Inc., certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Orange and Rockland Utilities, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATE: November 13, 2002

/s/ EDWARD J. RASMUSSEN Edward J. Rasmussen
Vice President and Chief Financial Officer

QuickLinks

Table of Contents
Filing Format
Consolidated Edison, Inc. CONSOLIDATED BALANCE SHEET (UNAUDITED)
Consolidated Edison, Inc. CONSOLIDATED BALANCE SHEET (UNAUDITED)
Consolidated Edison, Inc. CONSOLIDATED INCOME STATEMENT (UNAUDITED)
Consolidated Edison, Inc. CONSOLIDATED INCOME STATEMENT (UNAUDITED)
Consolidated Edison, Inc. CONSOLIDATED STATEMENT OF RETAINED EARNINGS (UNAUDITED)
Consolidated Edison, Inc. CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)
Consolidated Edison, Inc. CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)
Consolidated Edison, Inc. CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
Notes to Consolidated Financial Statements
Consolidated Edison Company of New York, Inc. CONSOLIDATED BALANCE SHEET (UNAUDITED)
Consolidated Edison Company of New York, Inc. CONSOLIDATED BALANCE SHEET (UNAUDITED)
Consolidated Edison Company of New York, Inc. CONSOLIDATED INCOME STATEMENT (UNAUDITED)
Consolidated Edison Company of New York, Inc. CONSOLIDATED INCOME STATEMENT (UNAUDITED)
Consolidated Edison Company of New York, Inc. CONSOLIDATED STATEMENT OF RETAINED EARNINGS (UNAUDITED)
Consolidated Edison Company of New York, Inc. CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)
Consolidated Edison Company of New York, Inc. CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)
Consolidated Edison Company of New York, Inc. CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
Notes to Consolidated Financial Statements
Orange and Rockland Utilities, Inc. CONSOLIDATED BALANCE SHEET (UNAUDITED)
Orange and Rockland Utilities, Inc. CONSOLIDATED BALANCE SHEET (UNAUDITED)
Orange and Rockland Utilities, Inc. CONSOLIDATED INCOME STATEMENT (UNAUDITED)
Orange and Rockland Utilities, Inc. CONSOLIDATED INCOME STATEMENT (UNAUDITED)
Orange and Rockland Utilities, Inc. CONSOLIDATED STATEMENT OF RETAINED EARNINGS (UNAUDITED)
Orange and Rockland Utilities, Inc. CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)
Orange and Rockland Utilities, Inc. CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)
Orange and Rockland Utilities, Inc. CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
Notes to Financial Statements
THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2001
Forward-Looking Statements
Signatures
Certifications