Form 10-K
period 2002-12-31
CONSOLIDATED EDISON CO OF NEW YORK INC; ORANGE & ROCKLAND UTILITIES INC; CONSOLIDATED EDISON INC
filed 2003-02-27
CIK 23632, 74778, 1047862

QuickLinks -- Click here to rapidly navigate through this document

FORM 10-K
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

/x/	Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended DECEMBER 31, 2002
or
/ /	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to
Commission File Number	Exact name of registrant as specified in its charter and principal office address and telephone number	State of Incorporation	I.R.S. Employer ID. Number
1-14514	Consolidated Edison, Inc. 4 Irving Place, New York, New York 10003 (212) 460-4600	New York	13-3965100
1-1217	Consolidated Edison Company of New York, Inc. 4 Irving Place, New York, New York 10003 (212) 460-4600	New York	13-5009340
1-4315	Orange and Rockland Utilities, Inc. One Blue Hill Plaza, Pearl River, New York 10965 (914) 352-6000	New York	13-1727729

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Consolidated Edison, Inc., Common Shares ($.10 par value)	New York Stock Exchange
7.25% Public Income NotES (7.25% Debentures, Series 2002A) due 2042	New York Stock Exchange
Consolidated Edison Company of New York, Inc., 7.35% Public Income NotES (7.35% Debentures, Series 1999A) due 2039	New York Stock Exchange
7.50% Public Income NotES (7.50% Debentures, Series 2001A) due 2041	New York Stock Exchange
$5 Cumulative Preferred Stock, without par value	New York Stock Exchange
Cumulative Preferred Stock, 4.65% Series C ($100 par value)	New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act:

Title of each class

Consolidated Edison Company of New York, Inc.

Cumulative Preferred Stock, 4.65% Series D ($100 par value)

Indicate by check mark whether each Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes /x/    No / /

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K / /

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes /x/    No / /

The aggregate market value of the common equity of Consolidated Edison, Inc. (Con Edison) held by non-affiliates of Con Edison, as of June 30, 2002, was approximately $8.9 billion.

As of January 31, 2003, Con Edison had outstanding 214,106,624 Common Shares ($.10 par value).

All of the outstanding common equity of Con Edison Company of New York, Inc. (Con Edison of New York) and Orange and Rockland Utilities, Inc. (O&R) is held by Con Edison.

O&R meets the conditions specified in general instruction (i) (1) (a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Con Edison's definitive joint proxy statement for its Annual Meeting of Stockholders to be held on May 19, 2003, to be filed with the Commission pursuant to Regulation 14A not later than 120 days after December 31, 2002, are incorporated in Part III of this report.

Filing Format

This Annual Report on Form 10-K is a combined report being filed separately by the three different registrants: Con Edison, Con Edison of New York and O&R. Neither Con Edison of New York nor O&R makes any representations as to the information contained in this report relating to Con Edison or the subsidiaries of Con Edison other than itself.

TABLE OF CONTENTS

		PAGE
Glossary of Terms		5
Part I
Item 1.	Business
	Con Edison	7
	Con Edison of New York	9
	O&R	17
Item 2.	Properties
	Con Edison	20
	Con Edison of New York	20
	O&R	21
Item 3.	Legal Proceedings
	Con Edison	23
	Con Edison of New York	23
	O&R	30
Item 4.	Submission of Matters to a Vote of Security Holders	None
	Executive Officers of the Registrant
	Con Edison	31
	Con Edison of New York	32
	O&R	Omitted*
Part II
Item 5.	Market for Registrant's Common Equity and Related Stockholder Matters
	Con Edison	34
	Con Edison of New York	34
	O&R	34
Item 6.	Selected Financial Data
	Con Edison	35
	Con Edison of New York	35
	O&R	Omitted*
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations
	Con Edison	36
	Con Edison of New York	60
	O&R	Omitted*
	O&R Management's Narrative Analysis of Results of Operations	78

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
	Con Edison	83
	Con Edison of New York	83
	O&R	83
Item 8.	Financial Statements and Supplementary Data	85
	Con Edison	85
	Con Edison of New York	85
	O&R	85
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
	Con Edison	None
	Con Edison of New York	None
	O&R	None
	Forward-Looking Statements	203
Part III
Item 10.	Directors and Executive Officers	204
Item 11.	Executive Compensation	204
Item 12.	Security Ownership of Certain Beneficial Owners and Management	204
Item 13.	Certain Relationships and Related Transactions	204
	Con Edison	204
	Con Edison of New York	204
	O&R	Omitted*
Item 14.	Controls and Procedures	205
Part IV
Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	206
Signatures		213
Certifications		214

*
O&R is omitting this information pursuant to General Instruction I of Form 10-K

Glossary of Terms

The following is a glossary of frequently used abbreviations or acronyms that are found throughout this report:

Con Edison Companies
Con Edison	Consolidated Edison, Inc.
Con Edison Communications	Con Edison Communications, LLC.
Con Edison Development	Consolidated Edison Development, Inc.
Con Edison Energy	Consolidated Edison Energy, Inc.
Con Edison of New York	Consolidated Edison Company of New York, Inc.
Con Edison Solutions	Consolidated Edison Solutions, Inc.
O&R	Orange and Rockland Utilities, Inc.
Pike	Pike County Light & Power Company
RECO	Rockland Electric Company
Regulatory and State Agencies
DEC	New York State Department of Environmental Conservation
EPA	Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
NJBPU	New Jersey Board of Public Utilities
NYPA	New York Power Authority
NYSERDA	New York State Energy Research and Development Authority
PSC	New York State Public Service Commission
PPUC	Pennsylvania Public Utility Commission
SEC	Securities and Exchange Commission
Other
ABO	Accumulated Benefit Obligation
APB	Accounting Principles Board
AFDC	Allowance for Funds used During Construction
ERISA	Employee Retirement Income Security Act of 1974
FASB	Financial Accounting Standards Board
FIN	FASB Interpretation No.
EITF	Emerging Issues Task Force
ENDRO	Equivalent number of days of revenue outstanding
KV	Kilovolts
kWh	Kilowatt-hour
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations.
mdths	Thousand dekatherms
MLBS	Thousands of pounds
MVA	Megavolt amperes
MW	Thousand kilowatts or megawatt
MWH	Megawatt hours
NYISO	New York Independent System Operator
NUGs	Non-utility generators
OCI	Other Comprehensive Income
PCBs	Polychlorinated biphenyls
POLR	Provider of last resort
PRP	Potentially responsible party
SFAS	Statement of Financial Accounting Standards
Superfund	Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980

Incorporation by Reference

Information in other Items of this report as to which reference is made in this Item 1 is hereby incorporated by reference in this Item 1. The use of terms such as "see" or "refer to" shall be deemed to incorporate into this Item 1 the information to which such reference is made.

Available Information

Con Edison, Con Edison of New York and O&R file annual, quarterly and current reports, proxy or information statements and other information with the SEC. The public may read and copy any materials that the companies file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov. The address of Con Edison's Internet website is http://www.conedison.com. Con Edison of New York's website address is at http://www.coned.com and O&R's website is at http://www.oru.com. The companies make available free of charge on or through the Investor Information section of their websites their Annual Report on Form 10-K, quarterly reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports as soon as reasonably practicable after the reports are electronically filed with, or furnished to, the SEC. Information on the three companies' websites is not incorporated herein.

CON EDISON

Corporate Overview

Consolidated Edison, Inc. (Con Edison), incorporated in New York State in 1997, owns all of the outstanding common stock of Consolidated Edison Company of New York, Inc. (Con Edison of New York) and Orange and Rockland Utilities, Inc. (O&R). Con Edison has no significant business operations other than those of its regulated utility subsidiaries, Con Edison of New York and O&R, and its unregulated subsidiaries.

For information about legal proceedings relating to Con Edison's October 1999 agreement to acquire Northeast Utilities, see Note P to the Con Edison financial statements in Item 8.

Operating Segments

Con Edison's principal business segments are the regulated electric, gas and steam businesses of its utility subsidiaries and the unregulated businesses of its other subsidiaries. In 2002, the operating revenues of the regulated electric, gas and steam businesses and the unregulated businesses were 73.7 percent, 14.2 percent, 4.8 percent and 7.3 percent, respectively, of Con Edison's operating revenues. For a discussion of operating revenues and operating income for each segment, see "Results of Operations" in Con Edison's Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) in Item 7. For additional segment information see Note N to the Con Edison financial statements in Item 8 and the discussions of the businesses of Con Edison of New York and O&R below in this Item 1.

Regulation

Con Edison's utility subsidiaries are subject to extensive federal and state regulation, including by state utility commissions and the Federal Energy Regulatory Commission (FERC). Con Edison, itself, is not subject to such regulation except to the extent that the rules or orders of these agencies impose restrictions on relationships between Con Edison and its utility subsidiaries.

Con Edison is a "holding company" under the Public Utility Holding Company Act of 1935 (PUHCA). Con Edison is exempt from all provisions of PUHCA, except Section 9(a)(2) (which requires SEC approval for a direct or indirect acquisition of 5 percent or more of the voting securities of any other electric or gas utility company) on the basis that Con Edison and its utility subsidiaries are organized and carry on their utility businesses substantially in the State of New York and that it does not derive any material part of its income from a public utility company organized outside of the State of New York. This exemption is available even though Con Edison subsidiaries that are neither an "electric utility company" nor a "gas utility company" under PUHCA will engage in interstate activities.

Con Edison has been and is expected to continue to be impacted by legislative and regulatory developments. Con Edison's utility subsidiaries are subject to extensive regulation in New York, New Jersey and Pennsylvania. Changes in regulation or legislation applicable to the company's subsidiaries could have a material adverse effect on the company and its subsidiaries. See "Regulatory Matters" in the MD&A of Con Edison and Con Edison of New York in Item 7.

Competition

Legislative and regulatory developments are promoting increased competition in Con Edison's businesses. For information about competition, see "Competition," below in the discussion of Con Edison of New York's business in this Item 1 and "Unregulated Subsidiaries," below.

Unregulated Subsidiaries

Con Edison has four unregulated subsidiaries: Consolidated Edison Solutions, Inc. (Con Edison Solutions), a retail energy services company that sells electricity, gas and energy-related services to delivery customers of utilities, including Con Edison of New York and O&R; Consolidated Edison Energy, Inc. (Con Edison Energy), a wholesale energy supply company; Consolidated Edison Development, Inc. (Con Edison Development), a company that owns and operates generating plants and energy and other infrastructure projects; and Con Edison Communications, LLC (Con Edison Communications), a company that builds and operates fiber optic networks to provide telecommunications services. The unregulated subsidiaries participate in competitive energy supply and services businesses that are subject to different risks than those found in the businesses of the regulated utility subsidiaries. The unregulated subsidiaries accounted for 7.3 percent of consolidated operating revenues and 2.9 percent of consolidated net income (before cumulative effect of change in accounting principle) in 2002, and 7.0 percent of consolidated total assets at December 31, 2002.

For additional information about Con Edison's unregulated subsidiaries, see "Results of Operations—Unregulated Business" in Con Edison's MD&A in Item 7.

Capital Requirements and Financing

For information about Con Edison's capital requirements, financing and securities ratings, see "Liquidity and Capital Resources—Capital Resources, Capital Requirements and Financial Market Risks" in Con Edison's MD&A in Item 7. Securities ratings assigned by rating organizations are expressions of opinion and are not recommendations to buy, sell or hold securities. A securities rating is subject to revision or withdrawal at any time by the assigning rating organization. Each rating should be evaluated independently of any other rating.

State Anti-takeover Law

New York State law provides that a "resident domestic corporation," such as Con Edison, may not consummate a merger, consolidation or similar transaction with the beneficial owner of a 20 percent or greater voting stock interest in the corporation, or with an affiliate of the owner, for five years after the acquisition of voting stock interest, unless the transaction or the acquisition of the voting stock interest was approved by the corporation's board of directors prior to the acquisition of the voting stock interest. After the expiration of the five-year period, the transaction may be consummated only pursuant to a stringent "fair price" formula or with the approval of a majority of the disinterested stockholders.

Employees

Con Edison has no employees other than those of Con Edison of New York, O&R and Con Edison's unregulated subsidiaries (which at December 31, 2002 had 12,917, 1,015 and 361 employees, respectively).

CON EDISON OF NEW YORK

Corporate Overview

Con Edison of New York, incorporated in New York State in 1884, is a subsidiary of Con Edison and has no significant subsidiaries of its own. Con Edison of New York provides electric service in all of New York City (except part of Queens) and most of Westchester County, an approximately 660 square mile service area with a population of more than 8 million. It also provides gas service in Manhattan, the Bronx and parts of Queens and Westchester, and steam service in parts of Manhattan.

Operating Segments

Con Edison of New York's principal business segments are its regulated electric, gas and steam businesses. In 2002, electric, gas and steam operating revenues were 79.9 percent, 14.5 percent and 5.6 percent, respectively, of its operating revenues. For a discussion of the company's operating revenues and operating income for each segment, see "Results of Operations" in its MD&A in Item 7. For additional information about the segments, see Note N to the Con Edison of New York's financial statements in Item 8.

Electric Operations

There have been and are continuing to be significant changes in Con Edison of New York's electric operations, including the establishment of the company's electric retail access program (under which all of the company's electric customers are able to purchase electricity from other suppliers) and the company's sale of most of its electric generating capacity. See "Regulatory Matters—Electric" in the MD&A of Con Edison and Con Edison of New York in Item 7 and "Rate and Restructuring Agreements" in Note A to the Con Edison and Con Edison of New York financial statements in Item 8.

Electric Sales.    Electric operating revenues were $5.8 billion in 2002 or 79.9 percent of Con Edison of New York's operating revenues. The percentages were 78.2 and 80.8, respectively, in the two preceding years. In 2002, 58.9 percent of the electricity delivered by Con Edison of New York in its service areas was sold by Con Edison of New York to its full-service customers, 22.0 percent was sold by other suppliers, including Con Edison Solutions, an unregulated subsidiary of Con Edison, to the company's customers under its electric retail access program and the balance was delivered to the state and municipal customers of the New York Power Authority (NYPA) and the economic development customers of municipal electric agencies. The company charges for the delivery of electricity sold by other suppliers to customers in its service area.

For additional information about electricity sales, see "Operating Statistics," below, and "Results of Operation—Electric" in the MD&As of Con Edison and Con Edison of New York in Item 7.

Electric Peak Load.    The electric peak load in Con Edison of New York's service area occurs during the summer air conditioning season. The 2002 service area peak load, which occurred on July 3, was 12,086 thousand kilowatts (MW). The 2002 peak load included an estimated 7,874 MW for Con Edison of New York's full-service customers, 2,483 MW for the company's customers participating in its electric retail access program and 1,729 MW for NYPA's customers and municipal electric agency customers. If adjusted to historical design weather conditions, the 2002 peak load, would have been

12,400 MW. Con Edison of New York estimates that, under design weather conditions, the 2003 service area peak load would be 12,650 MW, including an estimated 8,055 MW for the company's full-service customers, 2,700 for its electric retail access program customers and 1,895 MW for NYPA's customers and municipal electric agency customers. "Design weather" for the electric system is a standard to which the actual peak load is adjusted for evaluation and planning purposes.

Electric Supply.    Most of the electricity sold by Con Edison of New York to its customers in 2002 was purchased under firm power contracts or through the wholesale electricity market administered by the New York Independent System Operator (NYISO). The firm power contracts were with non-utility generators (NUGs) and utilities (including Hydro-Quebec). The company has sold most of its electric generating capacity (see Note I to the Con Edison and Con Edison of New York financial statements in Item 8).

The company plans to meet its continuing obligation to supply electricity to its customers with electric energy purchased under contracts with NUGs or others, generated from its electric generating facilities (which have a capacity of 630 MW) or purchased through the NYISO's wholesale electricity market. For additional information about electric power purchases, see "Electric Power Requirements" in Con Edison's and Con Edison of New York's MD&As in Item 7 and "Recoverable Energy Costs" in Note A to the Con Edison and Con Edison of New York financial statements in Item 8.

For information about the company's contracts with NUGs for approximately 3,100 MW of electric generating capacity, see Note H to the Con Edison and Con Edison of New York financial statements in Item 8.

For the period ending March 2004, Con Edison of New York has an agreement with Hydro-Quebec (a government-owned Canadian electric utility) to purchase 400 MW of firm capacity during the months of April through October. The amount and price of a "basic amount" of energy the company is entitled to purchase in each year is subject to negotiation with Hydro-Quebec. In accordance with the agreement, the company can also purchase additional energy during the summer, which it would be obligated to return to Hydro-Quebec during the following winter.

For information about the company's remaining electric generating facilities, see Item 2.

The NYISO is a not-for-profit organization which controls and operates most of the electric transmission facilities in New York State as an integrated system and administers a wholesale market for electricity in New York State. The NYISO, for reliability reasons, requires that entities supplying electricity to customers in New York State have generating capacity (either owned or contracted for) in an amount that is 18 percent or more above the expected peak load for their customers. In addition, entities that serve customers in New York City must have enough New York City-located capacity to cover 80 percent of their New York City customer peak load. Con Edison of New York met these requirements in 2002 with respect to its full-service customers and expects to meet them in 2003.

For additional information about the NYISO, see "Regulatory Matters—Electric" in Con Edison's and Con Edison of New York's MD&A in Item 7.

Gas Operations

There have been and are continuing to be significant changes in Con Edison of New York's gas operations in recent years, including the establishment of the company's gas retail access program under which all of the company's gas customers are able to purchase gas from other suppliers, which Con Edison of New York would deliver.

Gas Sales.    Gas operating revenues in 2002 were $1.04 billion or 14.5 percent of Con Edison of New York's operating revenues. The percentages were 15.6 and 13.5, respectively, in the two preceding years. In 2002, 34 percent of the gas delivered by the company in its service area was sold by the company to its full-service (firm and interruptible) customers and 66 percent was sold by other suppliers, including Con Edison Solutions. For additional information about gas sales, see "Operating Statistics," below, and "Results of Operations—Gas" in the MD&As of Con Edison and Con Edison of New York in Item 7.

Gas Requirements.    Firm demand for gas in Con Edison of New York's service area peaks during the winter heating season. The "design criteria" for the company's gas system assumes severe weather conditions, which have not occurred since the 1933-34 winter. Under these criteria, the company estimated that its requirements to deliver gas to firm customers during the November 2002/March 2003 winter heating season would amount to 77,400 thousand dekatherms (mdths) (including 63,600 mdths to its firm sales customers and 13,800 mdths to its firm transportation customers). For the period through January 31, 2003, the company's peak day occurred on January 7, 2003 when it delivered 1,022 mdths of gas (including 558 mdths to its firm sales customers, 157 mdths to NYPA, 209 mdths to its other transportation customers and 98 mdths for use by the company in generating electricity and steam).

Under its design criteria, the company projects that for the November 2003/March 2004 winter heating season, its requirements for firm gas customers will amount to 79,300 mdths (including 63,600 mdths to firm sales customers and 15,700 mdths to firm transportation customers) and that the peak day requirements for these customers will amount to 971 mdths. The company expects to be able to meet these requirements.

Gas Supply.    Con Edison of New York has contracts with suppliers for the firm purchase of natural gas. Charges under these contracts, which are based on formulas or indexes or are subject to negotiation, are generally designed to approximate market prices. The contracts are for various terms extending to 2006. The company also has contracts with interstate pipeline companies for the purchase of firm transportation and storage services. Charges under these contracts are approved by the FERC. The contracts are for various terms extending to 2013. The company is required to pay certain charges under the supply, transportation and storage contracts whether or not it actually uses the contracted capacity. These fixed charges amounted to approximately $145 million in 2002. See "Contractual Obligations and Commercial Commitments" in the Con Edison of New York MD&A in Item 7. In addition, Con Edison of New York purchases gas on the spot market and has interruptible gas transportation contracts.

Con Edison of New York recovers its gas supply, transportation and storage costs, less net proceeds of sales of excess capacity (excluding any incentive earned by the company for such sales), from customers pursuant to rate provisions approved by the New York State Public Service Commission (PSC). See "Recoverable Energy Costs" in Note A to the Con Edison and Con Edison of New York financial statements in Item 8.

Steam Operations

Steam Sales.    Con Edison of New York sells steam in Manhattan south of 96th Street, mostly to large office buildings, apartment houses and hospitals. In 2002, steam operating revenues were $404.0 million or 5.6 percent of the company's operating revenues. The percentages were 6.2 and 5.7, respectively, in the two preceding years.

For additional information about Con Edison of New York's steam operations, see "Regulatory Matters—Steam" and "Results of Operations—Steam" in the MD&As of Con Edison and Con Edison of New York in Item 7, the discussion of Con Edison of New York's steam facilities in Item 2 and "Operating Statistics," below.

Steam Peak Load and Capacity.    Demand for steam in Con Edison of New York's service area peaks during the winter heating season. The one-hour peak load during the winter of 2002/2003 (through January 31, 2003) occurred on January 24, 2003 when the load reached 9.7 million pounds per hour. The company's estimate for the winter of 2003/2004 peak demand of its steam customers is 10.8 million pounds per hour under design criteria, which assume severe weather.

On December 31, 2002, the steam system had the capability of delivering about 12.8 million pounds of steam per hour. Con Edison of New York estimates that the system will have the capability to deliver 12.8 million pounds of steam per hour in the 2003/2004 winter.

Steam Supply.    Forty-nine percent of the steam sold by Con Edison of New York in 2002 was produced in the company's steam-only generating stations; 38 percent was produced in the company's steam/electric generating stations, where it is first used to generate electricity; and 13 percent was purchased from others. See Item 2 for a discussion of Con Edison of New York's steam facilities (which information is incorporated herein by reference).

Regulation

The PSC regulates, among other things, Con Edison of New York's electric, gas and steam rates, the siting of its transmission lines and the issuance of its securities. Certain activities of Con Edison of New York are subject to the jurisdiction of the FERC. In addition, various matters relating to the construction and operations of Con Edison of New York's facilities are subject to regulation by other governmental agencies. Changes in regulation or legislation applicable to Con Edison of New York could have a material adverse effect on the company. For additional information, including information about the company's electric, gas and steam rates, see "Regulatory Matters" in Con Edison of New York's MD&A in Item 7.

The PSC is conducting a statewide proceeding to consider issues relating to electric and gas utilities' exiting the business of selling commodity (i.e., electric energy and gas, at retail) and related retail services. In particular, the PSC is examining utility "provider of last resort" responsibilities and seeking to identify the consumer protections that will be needed as markets are opened to competition. In March 2002, Con

Edison of New York filed its cost of service studies for electric and gas service in a separate phase of this proceeding established to address the unbundling of rates into various services (e.g., meter reading, billing services), with a view to having these services provided by competitive markets. A "generic" PSC decision is expected in 2003, followed by a proceeding to apply the generic principles to Con Edison of New York's electric and gas rates. In March 2002, the PSC rejected proposals for partial or total disallowance of "stranded costs" resulting from migration of customers to competitive markets and directed the utilities to propose recovery mechanisms, which were filed in May 2002. However, there is disagreement regarding which costs would be considered stranded and eligible for recovery. In December 2002, the company asked the PSC to terminate or suspend the "unbundling" proceeding on the grounds that the objectives of the proceeding were not being accomplished.

Competition

For information about federal and state initiatives promoting the development of competition in the supply of electricity, see "Regulatory Matters" in the MD&As of Con Edison and Con Edison of New York in Item 7. Competition from other suppliers of electricity or gas, suppliers of oil and other sources of energy, including distributed generation (such as fuel cells and micro-turbines) may provide alternatives for Con Edison of New York customers. The company's electric, gas and steam rates are among the highest in the country.

Capital Requirements and Financing

For information about Con Edison of New York's capital requirements, financing and securities ratings, see "Liquidity and Capital Resources—Capital Resources, Capital Requirements and Financial Market Risks" in Con Edison of New York's MD&A in Item 7.

Securities ratings assigned by rating organizations are expression of opinion and are not recommendations to buy, sell or hold securities. A securities rating is subject to revision or withdrawal at any time by the assigning rating organization. Each rating should be evaluated independently of any other rating.

Environmental Matters

General.    Con Edison of New York's capital expenditures for environmental protection facilities and related studies were $69 million in 2002 and are estimated to be $66 million in 2003.

Superfund.    The Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (Superfund) by its terms imposes joint and several strict liability, regardless of fault, upon generators of hazardous substances for resulting removal and remedial costs and environmental damages. In the course of Con Edison of New York's operations, materials are generated that are deemed to be hazardous substances under Superfund. The materials include asbestos and dielectric fluids containing polychlorinated biphenyls (PCBs). Other hazardous substances are generated in Con Edison of New York's operations or may be present at company locations. Also, hazardous substances were generated at the manufactured gas plants that the company and its predecessor companies used to operate. See "Superfund" in the discussion of Con Edison of New York's legal proceedings in Item 3 and Note F to the Con Edison and Con Edison of New York financial statements in Item 8.

Asbestos.    Asbestos is present in numerous Con Edison of New York facilities and was present in facilities formerly owned by the company. For information about asbestos, see "Asbestos Litigation" in the discussion of the company's legal proceedings in Item 3 and Note F to the Con Edison and Con Edison of New York financial statements in Item 8.

Toxic Substances Control Act.    Virtually all electric utilities, including Con Edison of New York, own equipment containing PCBs. PCBs are regulated under the Federal Toxic Substances Control Act of 1976.

Water Quality.    Certain governmental authorities are investigating contamination in the Hudson River and the New York Harbor. These waters are along the shoreline of Con Edison of New York's service area. Governmental authorities could require entities that generated hazardous substances that contaminated these waters to bear the cost of investigation and remediation, which could be substantial.

Con Edison of New York

OPERATING STATISTICS

	Year Ended December 31
	2002	2001	2000	1999	1998

ELECTRIC ENERGY (MWH)
Generated	1,259,533	6,793,393	3,259,790	15,266,628	16,541,078
Purchased from others	32,712,723	27,877,154	35,780,429	29,303,386	26,372,576

TOTAL GENERATED AND PURCHASED	33,972,256	34,670,547	39,040,219	44,570,014	42,913,654
Less: Used by Company	172,873	187,773	191,445	151,090	155,172
Distribution losses and other variances	2,008,530	1,931,694	2,768,249	2,682,629	2,429,369

NET GENERATED AND PURCHASED	31,790,853	32,551,080	36,080,525	41,736,292	40,329,113
Electric Energy Sold
Residential	12,481,689	12,048,743	11,637,167	11,854,995	11,282,669
Commercial and Industrial	19,110,770	19,839,340	19,930,376	20,238,777	24,455,265
Railroads and Railways	55,186	16,003	95,457	71,447	87,514
Public Authorities	125,651	150,069	257,706	465,287	548,569

Con Edison of New York full service customers	31,773,296	32,054,155	31,920,706	32,630,506	36,374,017
Off-System Sales (a)	17,557	496,925	4,159,819	9,105,786	3,955,096

TOTAL ELECTRIC ENERGY SOLD	31,790,853	32,551,080	36,080,525	41,736,292	40,329,113

ELECTRIC ENERGY DELIVERED
Con Edison of New York full service customers	31,773,296	32,054,155	31,920,706	32,630,506	36,374,017
Delivery service for retail access customers	11,861,981	10,499,056	9,321,630	7,935,827	2,417,321
Delivery service to NYPA
customers and others	9,504,526	9,815,259	9,631,618	9,335,230	9,039,674
Delivery service for municipal agencies	762,660	660,220	526,816	624,229	814,575

TOTAL DELIVERIES IN FRANCHISE AREA	53,902,463	53,028,690	51,400,770	50,525,792	48,645,587

AVERAGE ANNUAL KWHR USE PER RESIDENTIAL CUSTOMER (b)	4,652	4,502	4,372	4,487	4,303
AVERAGE REVENUE PER KWHR SOLD (CENTS)
RESIDENTIAL (b)	17.0	18.1	18.5	15.9	16.2
COMMERCIAL AND INDUSTRIAL (b)	14.4	15.6	15.5	12.7	12.7
(a)
For 2000, 1999 and 1998, included sales to Con Edison Solutions. See "Unregulated Subsidiaries," above.

(b)
Includes Municipal Agency sales.

Con Edison of New York

OPERATING STATISTICS (CONTINUED)

	Year Ended December 31,
	2002	2001	2000	1999	1998

GAS (DTH)
Purchased	134,126,768	140,633,193	157,800,083	245,496,798	232,560,023
Storage - net change	5,728,684	(6,474,137)	774,660	1,964,581	(4,404,888)
Used as boiler fuel at Electric and Steam Stations	(29,386,788)	(27,725,598)	(27,674,312)	(67,331,325)	(109,240,109)

GAS PURCHASED FOR RESALE	110,468,664	106,433,458	130,900,431	180,130,054	118,915,026
Less: Gas used by the company	323,915	299,057	294,937	369,938	376,577
Off-System Sales & NYPA	16,120,307	12,666,668	29,563,339	92,072,772	26,104,143
Distribution losses and other variances	4,555,763	(2,887,761)	7,060,117	1,998,637	(820,174)

TOTAL GAS PURCHASED FOR CON EDISON OF NEW YORK CUSTOMERS	89,468,679	96,355,494	93,982,038	85,688,707	93,254,480
GAS SOLD
Firm Sales
Residential	44,162,920	46,506,365	47,602,792	44,705,689	45,106,269
General	32,681,926	35,118,342	30,468,676	27,271,134	30,685,310

TOTAL FIRM SALES	76,844,846	81,624,707	78,071,468	71,976,823	75,791,579
Interruptible Sales	12,623,833	14,730,787	15,910,570	13,711,884	17,462,901

TOTAL GAS SOLD TO CON EDISON OF NEW YORK CUSTOMERS	89,468,679	96,355,494	93,982,038	85,688,707	93,254,480

Transportation of customer-owned gas
Firm transportation	15,695,403	14,279,816	18,215,120	17,382,490	8,634,659
NYPA	25,466,325	13,762,339	19,857,321	11,268,947	4,260,908
Other	116,953,158	78,709,049	97,155,425	22,560,029	14,478,269
Off-System Sales	8,354,940	6,206,522	23,067,713	32,942,436	25,982,200

TOTAL SALES AND TRANSPORTATION	255,938,505	209,313,220	252,277,617	169,842,609	146,610,516

AVERAGE REVENUE PER DTH SOLD
RESIDENTIAL	$12.30	$14.25	$11.62	$11.20	$11.75
GENERAL	$8.90	$10.76	$8.44	$7.70	$7.95
STEAM SOLD (MLBS)	24,519,476	25,327,694	26,733,260	26,532,797	24,995,694
AVERAGE REVENUE PER MLB SOLD	$15.52	$18.86	$16.37	$12.80	$12.83
CUSTOMERS - AVERAGE FOR YEAR
Electric	3,117,542	3,100,642	3,078,648	3,054,693	3,030,746
Gas	1,054,312	1,051,540	1,051,555	1,046,133	1,040,410
Steam	1,838	1,853	1,861	1,879	1,898

O & R

General Nature and Scope of Business

O & R, a subsidiary of Con Edison incorporated in New York State in 1926, two wholly-owned utility subsidiaries, Rockland Electric Company (RECO), a New Jersey corporation, and Pike County Light & Power Company (Pike), a Pennsylvania corporation.

O&R and its utility subsidiaries provide electric service in southeastern New York and in adjacent sections of New Jersey and northeastern Pennsylvania, an approximately 1,350 square mile service area. They also provide gas service in southeastern New York and Pennsylvania. O&R's business is subject to regulation by the PSC, the New Jersey and Pennsylvania state utility commissions and the FERC. Changes in regulation or legislation applicable to O&R could have a material adverse effect on the company's financial position, results of operations or liquidity.

O&R's principal business segments are its regulated electric and gas utility businesses. In 2002, electric and gas operating revenues were 75.0 percent and 25.0 percent, respectively, of its operating revenues.

For additional information about O&R's business, see O&R Management's Narrative Analysis of the Results of Operations in Item 7 and the notes to the O&R financial statements in Item 8. For information about O&R's legal proceedings, see Item 3.

O&R

OPERATING STATISTICS

	Year Ended December 31,
	2002	2001	2000	1999	1998

ELECTRIC ENERGY (MWH)
Generated	-	-	-	1,871,898	4,061,371
Purchased from others	4,506,217	4,565,551	4,879,400	3,153,359	1,198,709

TOTAL GENERATED AND PURCHASED	4,506,217	4,565,551	4,879,400	5,025,257	5,260,080
Less: Used by Company	14,305	14,572	19,337	134,587	251,947
Distribution losses and other variances	172,374	101,368	410,489	369,456	315,075

NET GENERATED AND PURCHASED	4,319,538	4,449,611	4,449,574	4,521,214	4,693,058
ELECTRIC ENERGY SOLD
Residential	1,815,262	1,772,576	1,881,680	1,942,347	1,836,916
Commercial and Industrial	2,393,181	2,566,726	2,463,744	2,373,415	2,228,938
Public Authorities	111,095	110,309	104,150	96,294	70,525

Total sales to Orange & Rockland customers	4,319,538	4,449,611	4,449,574	4,412,056	4,136,379
Off-System Sales	-	-	-	109,158	556,679

TOTAL ELECTRIC ENERGY SOLD	4,319,538	4,449,611	4,449,574	4,521,214	4,693,058

Total sales to Orange & Rockland customers	4,319,538	4,449,611	4,449,574	4,412,056	4,136,379
Delivery service for Retail Choice customers	1,235,047	798,814	606,794	589,223	691,891

TOTAL SALES IN FRANCHISE AREA	5,554,585	5,248,425	5,056,368	5,001,279	4,828,270

AVERAGE ANNUAL KWH USE PER RESIDENTIAL CUSTOMER	8,801	8,506	7,854	8,065	7,716
AVERAGE REVENUE PER KWH SOLD (CENTS)
RESIDENTIAL	11.23	12.79	12.22	11.84	12.01
COMMERCIAL AND INDUSTRIAL	8.65	10.04	9.93	8.18	8.38

O&R

OPERATING STATISTICS (CONTINUED)

	Year Ended December 31,
	2002	2001	2000	1999	1998

GAS (DTH)
Purchased	19,723,917	18,588,275	25,042,346	36,711,658	53,030,119
Storage - net change	(2,195,456)	854,482	(1,099,134)	890,604	(278,878)
Used as boiler fuel at O&R electric generating stations	-	-	-	(15,252,652)	(31,757,453)

GAS PURCHASED FOR RESALE	17,528,461	19,442,757	23,943,212	22,349,610	20,993,788
Less: Gas used by the company	56,939	45,979	57,828	77,613	54,392
Distribution losses and other variances	799,625	578,186	841,296	705,214	1,395,333

TOTAL GAS PURCHASED FOR O&R CUSTOMERS	16,671,897	18,818,592	23,044,089	21,566,784	19,544,064

GAS SOLD
Firm Sales
Residential	10,203,403	11,724,341	14,281,013	13,702,735	12,913,578
General	3,294,624	3,750,851	4,080,178	4,389,977	3,410,481

TOTAL FIRM SALES	13,498,027	15,475,192	18,361,191	18,092,712	16,324,059
Interruptible Sales	3,173,870	3,343,400	3,653,684	3,474,072	3,220,005
Sales to Con Edison	-	-	1,029,214	-	-

TOTAL GAS SOLD TO O&R CUSTOMERS	16,671,897	18,818,592	23,044,089	21,566,784	19,544,064
Transportation of customer-owned gas
Firm transportation	6,367,990	4,723,695	3,415,804	2,207,541	1,614,284
Interruptible transportation	4,192,062	3,920,901	4,222,835	1,905,807	4,059,829
Sales for resale	1,057,156	1,039,083	1,138,937	17,740	7,092
Sales to divested electric generating stations	13,983,048	11,427,428	11,640,751	-	-
Off-System Sales	2,883,913	2,526,829	4,984,794	264,277	-

TOTAL SALES AND TRANSPORTATION	45,156,066	42,456,528	48,447,210	25,962,149	25,225,269

AVERAGE REVENUE PER DTH SOLD
RESIDENTIAL	$8.29	$10.29	$8.32	$7.77	$7.25
GENERAL	$7.87	$9.73	$7.65	$6.92	$6.87
CUSTOMERS - AVERAGE FOR YEAR
Electric	285,519	282,191	278,851	275,640	272,111
Gas	121,437	120,108	118,707	117,283	115,708

ITEM 2.	PROPERTIES

CON EDISON

Con Edison has no significant properties other than those of Con Edison of New York, O&R and Con Edison's unregulated subsidiaries.

At December 31, 2002, the capitalized cost of Con Edison's utility plant, net of accumulated depreciation, was as follows (in millions of dollars):

	Con Edison of New York		O&R		Con Edison
	Amount	Percent	Amount	Percent	Amount	Percent

Electric
Generation	$326.6	3%	-	-%	$326.6	3%
Transmission	1,082.1	9%	98.0	13%	1,180.1	9%
Distribution	6,303.8	53%	371.1	48%	6,674.9	53%
Gas	1,663.9	14%	205.0	27%	1,868.9	15%
Steam	566.7	5%	-	-%	566.7	4%
General	938.0	8%	70.7	9%	1,008.7	8%
Held for Future Use	3.5	-%	1.7	-%	5.2	-%
Construction Work in Progress	965.5	8%	23.0	3%	988.5	8%

NET UTILITY PLANT	$11,850.1	100%	$769.5	100%	$12,619.6	100%

CON EDISON OF NEW YORK

Electric Facilities

Generating Facilities.    Con Edison of New York has sold most of its electric generating facilities. See Note I to the Con Edison and Con Edison of New York financial statements in Item 8 (which information is incorporated herein by reference). The company's remaining electric generating facilities consist of plants located in New York City with an aggregate capacity of 630 MW. The company expects to have sufficient amounts of fuel available in 2003 for use in these facilities. The company intends to add incremental generating capacity of approximately 200 MW based on a winter nominal rating (or approximately 125 MW based on a summer nominal rating) through the repowering of its East River station and the closing of its Waterside station.

Transmission Facilities.    Con Edison of New York's transmission facilities, other than those located underground, are controlled and operated by the NYISO. See "Electric Operations—Electric Supply" in Item 1 (in which information is incorporated herein by reference). At December 31, 2002, Con Edison of New York's transmission system had 432 miles of overhead circuits operating at 138, 230, 345 and 500 kV and 138 miles of underground circuits operating at 138 and 345 kV. There are 267 miles of radial subtransmission circuits operating at 69 kV and above. The company's 14 transmission substations, supplied by circuits operated at 69kV and above, have a total transformer capacity of 15,731 MVA. The company's transmission facilities are located in New York City and Westchester, Orange, Rockland, Putnam and Dutchess counties in New York State.

Con Edison of New York has transmission interconnections with Niagara Mohawk, Central Hudson Gas & Electric Corporation, O&R, New York State Electric and Gas Corporation, Connecticut Light

and Power Company, Long Island Power Authority, NYPA and Public Service Electric and Gas Company.

Distribution Facilities.    Con Edison of New York owns various distribution substations and facilities located throughout New York City and Westchester County. At December 31, 2002, the company's distribution system had a transformer capacity of 20,300 MVA, with 32,763 miles of overhead distribution lines and 89,910 miles of underground distribution lines.

Gas Facilities

Natural gas is delivered by pipeline to Con Edison of New York at various points in its service territory and is distributed to customers by the company through 4,249 miles of mains and 372,083 service lines. The company owns a natural gas liquefaction facility and storage tank at its Astoria property in Queens, New York. The plant can store approximately 1,000 mdth of which a maximum of about 250 mdth can be withdrawn per day. The company has about 1,230 mdth of additional natural gas storage capacity at a field in upstate New York, owned and operated by Honeoye Storage Corporation, a corporation 28.8 percent owned by Con Edison of New York.

Steam Facilities

Con Edison of New York generates steam for distribution at three steam/electric generating stations and five steam-only generating stations and distributes steam to customers through approximately 87 miles of mains and 18 miles of service line. For information about the planned repowering of the East River steam-electric station, see "Electric Facilities—Generating Facilities," above.

O&R

Electric Transmission and Distribution Facilities

O&R and its utility subsidiaries, RECO and Pike, own, in whole or in part, transmission and distribution facilities which include 602 circuit miles of transmission lines, 14 transmission substations (with a total transformer capacity of 3,762 MVA), 58 distribution substations (with a transformer capacity of 1,997 MVA), 92,829 in-service line transformers, 5,109 pole miles of overhead distribution lines and 2,630 miles of underground distribution lines.

Gas Facilities

O&R and Pike own their gas distribution systems, which include 1,795 miles of mains.

RECO & Pike Mortgages

Substantially all of the utility plant and other physical property of O&R's utility subsidiaries, RECO and Pike, is subject to the liens of the respective indentures securing first mortgage bonds of each company.

UNREGULATED SUBSIDIARIES

For information about the unregulated subsidiaries' interests in electric generating facilities, see "Electric Power Requirements" in Con Edison's MD&A in Item 7 (which information is incorporated herein by reference). These interests, the capitalized cost of which at December 31, 2002 amounted to $526 million (net of accumulated depreciation), are included in Con Edison's financial statements as unregulated generating assets and construction work in progress. In addition, Con Edison Development has an operating lease arrangement for a 525 MW generating facility which was placed in service in 2002. See

Note S to the Con Edison financial statements in Item 8 (which information is incorporated herein by reference). The generating facilities, which use primarily natural gas for fuel, are located primarily in New Hampshire, Massachusetts, New Jersey and Maryland.

Con Edison Communications' properties, the capitalized cost of which at December 31, 2002 amounted to $123 million (net of accumulated depreciation), are included in Con Edison's financial statements as non-utility property and construction work in progress. The properties include network facilities and approximately 130 miles of fiber optic cable that has been installed in the New York City metropolitan area primarily through Con Edison of New York underground conduits and other rights of way. Con Edison Communications pays a fee for the use of such conduits and rights of way.

ITEM 3.    LEGAL PROCEEDINGS

Con Edison

Northeast Utilities

For information about legal proceedings relating to Con Edison's October 1999 agreement to acquire Northeast Utilities, see Note P to the Con Edison financial statements in Item 8 (which information is incorporated herein by reference).

Newington Project

For a description of the Newington Project, see Note S to the Con Edison financial statements included in Item 8 (which information is incorporated herein by reference). In September 2002, Duke/Fluor Daniel, the general contractor for the Newington Project, initiated an arbitration proceeding with respect to its contract claims for an additional payment to it of $89 million for alleged project costs and a 176-day extension of the project's scheduled substantial completion date. In September 2002, Con Edison Development commenced an action in the Supreme Court of the State of New York (Hawkeye Funding, Limited Partnership), seeking to adjudicate certain contract disputes with the general contractor. Presently, the arbitration proceeding and Supreme Court action are stayed pending resolution of an appeal in the New York State Supreme Court, Appellate Division. In September 2002, the general contractor commenced an action in Superior Court in the State of New Hampshire, and obtained a pre-judgment attachment on the project as security for the payment of its claim for additional project costs. The New Hampshire Superior Court is presently reviewing a motion to reconsider the propriety of its earlier decision allowing the pre-judgment attachment.

Con Edison of New York

Nuclear Generation

For information about the PSC proceeding relating to the nuclear generating unit that Con Edison of New York sold in 2001, see Note G to the Con Edison of New York financial statements in Item 8 (which information is incorporated herein by reference).

In December 2002, the United States Supreme Court denied defendants request to review a June 2002 decision by the United States Court of Appeals for the Second Circuit which had unanimously affirmed the October 2000 decision by the United States District Court for the Northern District of New York, in an action entitled Consolidated Edison Company of New York, Inc. v. Pataki, et al. In its decision, the district court determined that the New York State law that directed the PSC to prohibit Con Edison of New York from recovering replacement power costs for the outage from customers was unconstitutional and granted the company's motion for a permanent injunction to prevent its implementation.

Asbestos

For information about legal proceedings relating to exposure to asbestos, see Note F to the Con Edison of New York financial statement in Item 8 (which information is incorporated herein by reference).

Superfund

The following is a discussion of significant proceedings pending under Superfund or similar statutes involving sites, including manufactured gas sites, for which Con Edison of New York has been asserted to have a liability. See "Environmental Matters—Superfund" in Item 1. Additional such proceedings may arise in the future.

Under Con Edison of New York's current electric, gas and steam rate agreements, site investigation and remediation costs in excess of $5 million annually are to be deferred and subsequently reflected in rates.

For a further discussion of claims and possible claims against Con Edison of New York under Superfund, its estimated liability accrued for Superfund claims and recovery from customers of site investigation and remediation costs, see Note F to Con Edison of New York's financial statements in Item 8 (which information is incorporated herein by reference).

Manufactured Gas Sites.    Con Edison of New York and its predecessors formerly manufactured gas and maintained storage holders for manufactured gas at sites in New York City and Westchester County, New York (MGP Sites). Many of these sites are now owned by parties other than Con Edison of New York and have been redeveloped by them for other uses, including schools, residential and commercial developments and hospitals. The New York State Department of Environmental Conservation (DEC) is requiring the company to investigate and, if necessary, develop and implement remediation programs for the MGP Sites, which include 33 manufactured gas plant sites and 17 storage holder sites.

The information available to Con Edison of New York for most of the MGP Sites is incomplete as to the extent of contamination and remediation and monitoring methods, if any, to be used. Investigation at most of the MGP Sites has not yet started and has been completed at only two of the MGP Sites. Coal tar and/or other manufactured gas plant-related environmental contaminants have been detected at nine other MGP Sites, including sites in Manhattan and other parts of New York City and in Westchester County.

For additional information about MGP Sites, see Note F to the Con Edison of New York financial statements in Item 8 (which information is incorporated herein by reference).

Astoria Site.    Con Edison of New York is permitted by the DEC to operate a PCB storage facility on property the company owns in the Astoria section of Queens, New York. The company has submitted to the DEC and the New York State Department of Health a report indicating PCB contamination of a portion of the site. As a condition of its DEC permit, the company is required, where necessary, to conduct a remediation program. The company is investigating the extent of contamination at the Astoria site. The company estimates that its undiscounted potential liability for the cleanup of PCB contamination at the site will be at least $7 million.

Maxey Flats Nuclear Disposal Site.    In 1986, the EPA designated Con Edison of New York a potentially responsible party (PRP) under Superfund for the investigation and cleanup of the Maxey Flats Nuclear Disposal Site in Morehead, Kentucky. The site is owned by the State of Kentucky and was operated as a disposal facility for low level radioactive waste from 1963 through 1977 by the Nuclear Engineering Corporation (now known as U.S. Ecology Corporation). In 1995, the United States, the State of Kentucky and various de minimis PRPs, large private party PRPs (including Con Edison of New York) and large federal agency PRPs entered into consent decrees with respect to the funding and implementation of the cleanup program required by EPA for the site. Under the consent decrees, the large private party PRPs are responsible for implementing phase one of the program and any corrective actions required during the first 10 years following completion of phase one. The costs of those activities are being shared with the large federal agency PRPs. Also, if during this ten-year period the EPA determines that horizontal flow barriers are required, the large private party PRPs will construct the barriers and share the cost of that work with the large federal agency PRPs and the State of Kentucky. The large private party PRPs are not responsible for any costs after the ten-year period expires. The State of Kentucky will implement and fund the remainder of the cleanup program. Construction work for the phase one program is expected to end this year. Con Edison of New York's share of the cleanup costs is estimated to be between $600,000 and $700,000.

Curcio Scrap Metal Site.    In 1987, the EPA designated Con Edison of New York a Superfund PRP for the Curcio Scrap Metal, Inc. Site in Saddle Brook, New Jersey, because the company had previously sold PCB-contaminated scrap electric transformers to a metal broker who in turn sold them to the owner of the site for salvaging. In 1991, the EPA issued a Unilateral Administrative Order which required Con Edison of New York and three other PRPs to implement a soil and sediment cleanup program at and around the site. In 1997, the EPA issued a Record of Decision in which it concluded that the soil and sediment cleanup had successfully remediated the principal threats associated with the site and required periodic groundwater monitoring at the site for five years. Con Edison of New York is conducting the required groundwater monitoring program, which is expected to cost between $500,000 and $600,000 to complete, under an EPA Administrative Consent Order. Depending on the results of the monitoring, the EPA could extend the monitoring program for an additional five years or require remedial measures, such as groundwater treatment or cleanup work.

Metal Bank of America Site.    In 1987, the EPA designated Con Edison of New York a Superfund PRP for the Metal Bank of America Site in Philadelphia. The site, a former metal recycling facility, was placed on the EPA's national priority list in 1983. PCBs have been found in the site soil and groundwater and in the sediment from areas of tidal mudflat and the Delaware River along the site's shoreline. During the 1970's, Con Edison of New York sold approximately 125 transformers to scrap metal dealers who salvaged or may have salvaged the transformers at the site. In 1997, the EPA issued a Record of Decision that calls for, among other things, the removal and disposal of contaminated sediments in the areas of the tidal mudflat and the Delaware River along the site's shoreline. In 1998, the EPA ordered the current and former site owners and operators and various electric utility PRPs, including Con Edison of New York, to design and implement the cleanup program. The cost of the required cleanup program is estimated at between $24 million and $30 million. Con Edison of New York's share of the costs allocated to the electric utilities is 0.97 percent. The utilities are pursuing Superfund cost contribution litigation against current and former site owners and operators.

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

Landfill site owner and operator and SCA Services (SCA), the successor in interest of an alleged transporter of hazardous substances to the site. In 1989, SCA commenced a third-part action for contribution against Con Edison of New York and various other parties whose chemical waste was allegedly disposed of at the site. Con Edison of New York and SCA have reached a settlement of the third-party action under which Con Edison of New York paid $114,485 toward the cost of the site environmental studies and will pay six percent of the first $25 million of remedial costs for the sites. SCA has agreed to indemnify Con Edison of New York for any other remedial costs and natural resource damages that it has to pay. The EPA has selected a cleanup program for the site that is estimated to cost $12 million and the court has approved a consent decree under which SCA, Con Edison of New York and various other site PRPs have agreed to implement the cleanup program, pay the EPA's oversight costs for the site, and pay approximately $220,000 for natural resource damages.

Carlstadt Site.    In 1990, Con Edison of New York was served with a third-party complaint in a Superfund cost contribution action for a former waste solvent and oil recycling facility located in Carlstadt, New Jersey. The complaint in the action, which is pending before the United States District Court for the District of New Jersey, alleges that Con Edison of New York is one of several hundred parties who are responsible under Superfund for the study and cleanup of the facility. The plaintiffs in the action, which include a group of former customers of the facility, have completed a $3 million remedial investigation and feasibility study for the site. Plaintiffs estimate that seven to 15 million gallons of waste solvents and oil were recycled at the site. Based on this estimate, Con Edison of New York's share of the cleanup costs is estimated at about 0.8 to 1.7 percent. The costs of the cleanup alternatives that were evaluated in the remedial investigation and feasibility study range from $8 million to $321 million. Plaintiffs have completed an interim remedy, which plaintiffs claim cost more than $10 million, to control releases from the site while the EPA evaluates and develops a final cleanup remedy.

Global Landfill Site.    Con Edison of New York is a PRP under Superfund and the New Jersey Spill Compensation and Control Act (Spill Act) for the Global Landfill Site in Old Bridge, New Jersey. The site, a former sanitary landfill that was authorized to accept municipal refuse and industrial waste, is included on the Superfund National Priorities List and is being administered by the New Jersey Department of Environmental Protection (NJDEP) pursuant to an agreement between the EPA and the State of New Jersey. In 1993, a group of site PRPs, including Con Edison of New York, entered into a consent decree with the NJDEP to implement, with partial funding from NJDEP, a Phase I remedy, estimated to cost $30 million. In 1997, the EPA issued a Record of Decision in which it selected a Phase II remedy. The site PRP group and the NJDEP are currently negotiating a consent decree under which the site PRP group would also design and implement the Phase II remedy. Con Edison of New York's share of the costs of the Phase I and Phase II remedies is not expected to exceed $150,000.

Chemsol Site.    In 1991, the EPA advised Con Edison of New York that it had documented the release of hazardous substances at the Chemsol Site in Piscataway, New Jersey and that it had reason to believe that the company sent waste materials to the site during the period from 1960 through 1965. In response to the EPA's demand for records relating to Con Edison of New York's dealings with the site and various specified companies, including Cenco Instruments Corporation, the company submitted to the EPA records of payments to Central Scientific Company, a Division of Cenco Instruments Corporation. Con Edison of New York is unable at this time to determine either the purpose of the payments to the Central Scientific Company or the connection of that company to the site. The EPA has not designated Con Edison of New York as a PRP and has not yet selected a final cleanup program for the site. However, the EPA has selected an interim remedy, expected to cost about $8 million, for the site groundwater contamination and has ordered several designated PRPs to implement that remedy.

PCB Treatment, Inc. Sites.    In 1994, the EPA designated Con Edison of New York as a Superfund PRP for the PCB Treatment, Inc. (PTI) Sites in Kansas City, Kansas and Kansas City, Missouri, because during the mid-1980's it shipped almost 2.9 million pounds of PCB-containing oil and electric equipment to two buildings that PTI used at the sites for the storage, processing, and treatment of PCB-containing electric equipment, dielectric oils, and materials. Con Edison of New York is member of a PRP steering committee that, in May 2000, completed environmental studies and engineering evaluations for the sites under an EPA administrative consent order. The results of the studies indicate that portions of the buildings' floor slabs, support columns and walls and the soil around the buildings' outdoor loading dock areas are contaminated with PCBs. In August 2000, EPA selected a removal action program for the contaminated buildings and soil at the sites. Under the program, which EPA projects will cost $21 million to complete, the buildings will be demolished and the contaminated soil will be excavated and shipped to off-site disposal facilities. EPA, the members of the PRP steering committee (including Con Edison of New York) and the federal agencies that shipped PCB-containing waste materials to the sites are entering into an administrative order on consent under which the members of the PRP steering committee will design and implement EPA's removal action program with funding from both EPA and the settling federal agencies. Based on allocation information recently developed by EPA, Con Edison of New York believes that its share of the investigation and remediation costs for the sites could range between $1.5 and $3 million.

Borne Chemical Site.    In 1997, Con Edison of New York was named as an additional third-party defendant in a private cost recovery action in the New Jersey Superior Court (Union County) under the New Jersey Spill Compensation and Control Act for the Borne Chemical site in Elizabeth, New Jersey. Borne Chemical used the site for the processing and blending of various types of petroleum, dyes and chemical products from approximately 1917 until 1985 when it became bankrupt and abandoned the site. Between 1971 and 1981, a portion of the site was occupied by a waste transporter and oil spill cleanup contractor that did work for Con Edison of New York at various times. Con Edison of New York and four other third-party defendants in the lawsuit have entered into a settlement with the third-party plaintiffs under which the company paid approximately $70,000 towards the cost of certain work that plaintiffs had already completed and agreed to assume responsibility for approximately 0.67 percent of the expenses that the third-party plaintiffs incurred conducting the site investigation study ordered by the NJDEP and any soil or groundwater cleanup program that the NJDEP may require after the site investigation study is completed.

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

Arthur Kill Transformer Site.    Following a September 1998 transformer fire at Con Edison of New York's former Arthur Kill generating station, it was determined that oil containing high levels of PCBs was released to the environment during the incident. The company has completed DEC-approved cleanup programs for the station's facilities and various soil and pavement areas of the site affected by the PCB release. Pursuant to a July 1999 DEC consent order, the company is also carrying out a DEC-approved Remedial Investigation/Feasibility Program to assess the nature and extent of the contamination in, and to recommend a proposed remediation program for the waterfront area of the station. After soliciting public comments, the DEC will select the remedial program to be implemented. In 1999, Con Edison of New York completed the sale of the generating station pursuant to an agreement in which the buyer generally agreed to assume all environmental liabilities relating to the assets sold other than those for prior offsite disposal of hazardous waste and liabilities arising out of the transformer fire. In April 2000, Con Edison of New York entered into a Stipulation and Order of Consent with the United States Attorney for the Southern District of New York pursuant to which the United States Attorney agreed not to prosecute the company in connection with its response to the release of PCBs during the September 1998 transformer fire and, among other things, the company agreed to continue to develop, implement and maintain an effective environmental compliance program and to submit the program to an examination and evaluation by a person selected by the United States Attorney.

BCF Oil Refining Site.    In May 2000, the EPA designated Con Edison of New York and numerous other parties as PRPs for the BCF oil refining site in Brooklyn, New York. The site was operated as a waste oil reprocessing facility from the late 1970's until August 1994, when the facility was forced to close down because its storage and processing tank had become contaminated with elevated concentrations of PCBs. In November 1994, the owners of the site sued Con Edison of New York, alleging that its shipments of waste oil and oily wastewater to the facility were the source of the high concentration of PCBs that had contaminated the facility's tanks. The action was dismissed after a jury verdict in Con Edison of New York's favor. However, the facility's tanks still contain significant quantities of PCB-contaminated oil and the EPA has determined that an emergency cleanup program estimated to cost $2.1 million is required for them. The EPA is attempting to negotiate with the owners of the facility for the implementation of the required emergency cleanup program, but has indicated that it may order PRPs who shipped waste oil to the facility to implement or to fund the program if the facility owners do not agree to carry out the program.

Mattiace Petrochemical Company Site.    In July 2000, Con Edison of New York was served with an EPA Superfund information request for the Mattiace Petrochemical Company Superfund site in Glen Cove, New York. According to the EPA, the Mattiace Petrochemical Company processed, blended, repacked and distributed solvents at the site from the mid-1960's until 1987. Between 1974 and 1982, Mattiace Petrochemical's affiliate, the M&M Drum Company, cleaned and refurbished metal drums at the site. The EPA has reportedly incurred expenses totaling approximately $23.5 million since 1988 in conducting emergency removal and cleanup work and other response actions at the site, including the portions of the site used by the M&M Drum Company. During the late 1970's and early 1980's, Con Edison of New York purchased naphtha and a mineral spirit-based solvent product from Mattiace Petrochemical and sold empty scrap drums to Mattiace Petrochemical and M&M Drum. Under a proposed Consent Decree, Con Edison of New York will settle its obligations with respect to this site with a $4.9 million payment and TRC Company, an environmental contractor, will be responsible to complete the remediation of the site. In addition, TRC Company is to insure its obligations under the Consent Decree with a $25 million insurance policy. If TRC Company were to default on its obligations under the Consent Decree and such default was not covered by the insurance policy, Con Edison of New York could have additional liability with respect to the site.

Croton Point Sanitary Landfill Site.    The New York Attorney General has alleged that Con Edison of New York and numerous other businesses with commercial and industrial facilities within Westchester County, New York are Superfund PRPs for the County of Westchester's Croton Point Sanitary Landfill in Croton on the Hudson, New York, because they formerly used the landfill for the disposal of refuse and waste materials that contained hazardous substances. According to the New York Attorney General, the State of New York has spent over $27 million since 1993 assisting the County of Westchester in implementing response actions needed to prevent releases of hazardous substances from the landfill and to properly close the landfill. Con Edison of New York has joined a group of other designated site PRPs that has negotiated a settlement with the Attorney General, under which the settling PRPs will pay $9.5 million of the State of New York's past response costs. Con Edison of New York expects that its share of the settlement, which must be approved by the United States District Court for the Southern District of New York before becoming effective, will approximate $370,000.

Washington Heights Power Outage

Lawsuits relating to a July 1999 interruption of electric service to customers served by Con Edison of New York's Washington Heights distribution network were brought in New York State Supreme and Civil Courts, New York County. A number of cases, including purported class action lawsuits, have been dismissed, discontinued or settled for de minimis amounts. The company does not expect that the remaining cases will have a material adverse effect on its financial position, results of operation or liquidity.

Ronel Bennett

In December 1999, Ronel Bennett, Inc. and its president commenced an action in Supreme Court of the State of New York, County of Queens, against Con Edison of New York and six of its employees seeking $300 million in damages and alleging breach of contract and torts. Ronel Bennett performed work for the company at its former Ravenswood generating station from September 1996 to Spring 1997. Plaintiffs claim that the company failed to maintain a safe working environment, misrepresented conditions, failed to disclose information about hazardous and toxic substances, violated federal and New York laws regarding hazardous substances and retaliated against the plaintiffs. The company does not expect this proceeding to have a material adverse effect on its financial condition, results of operation or liquidity.

O&R

Asbestos

For information about legal proceedings relating to exposure to asbestos, see Note F to the O&R financial statements in Item 8 (which information is incorporated herein by reference).

Superfund

The following is a discussion of significant proceedings pending under Superfund or similar statutes involving sites, including manufactured gas sites, for which O&R has been asserted to have a liability. Additional such proceedings may arise in the future.

O&R is permitted under its current rate agreements to defer for subsequent recovery through rates certain site investigation and remediation costs.

For a further discussion of claims and possible claims against O&R under Superfund, its estimated liability accrued for Superfund claims and recovery from customers of site investigation and remediation costs, see "Environmental Matters" in Note F to the O&R financial statements in Item 8 (which information is incorporated herein by reference).

Manufactured Gas Sites.    O&R and its predecessors formerly owned and operated manufactured gas plants at seven sites (O&R MGP Sites) in Orange County and Rockland County, New York. Five of these sites are now owned by parties other than O&R and have been redeveloped by them for residential, commercial or industrial uses. The DEC is requiring O&R to develop and implement remediation programs for the O&R MGP Sites.

O&R has investigated and detected soil and/or groundwater contamination to varying degrees at all of the O&R MGP Sites. However, additional investigation will be required at most of the O&R MGP Sites and the remediation and monitoring methods have not yet been determined.

For additional information about the O&R MGP Sites, see Note F to the O&R financial statements in Item 8 (which information is incorporated herein by reference).

Metal Bank of America Site.    O&R is a PRP with respect to the site described under "Superfund-Metal Bank of America Site" above in the description of Con Edison of New York's legal proceedings in this Item 3. O&R's share of the estimated $24 million to $30 million cost of the cleanup program is expected to be approximately 4.6 percent.

Borne Chemical Site.    O&R is a PRP with respect to the site described under "Superfund-Borne Chemical Site" above in the description of Con Edison of New York's legal proceedings in this Item 3. In October 1995, various site PRPs, including O&R, entered into an administrative consent order with the NJDEP which obligates them to perform a remedial investigation to determine what, if any, subsurface remediation is required.

West Nyack Site.    In 1994 and 1997, O&R entered into consent orders with the DEC pursuant to which O&R agreed to conduct a remedial investigation and remediate certain property it owns in West Nyack, New York at which PCBs were discovered. Petroleum contamination related to a leaking underground storage tank was found as well. O&R has completed all remediation at the site that the

DEC has required to date. The DEC is expected to determine whether any additional groundwater remediation will be required.

Orange County Landfill Site.    In August 2000, the New York Attorney General informed O&R that it has been identified as a Superfund PRP for the Orange County Landfill Site in Goshen, New York. The site, a former sanitary landfill, was operated by the Orange County Department of Works between 1974 and January 1992 and was reportedly used for the disposal of approximately seven million cubic yards of municipal waste as well as small quantities of waste oil, industrial waste, septic sludge and hazardous waste. In March 1992, the DEC designated the landfill site a Class 2 Inactive Hazardous Waste Disposal Site after finding groundwater contamination in the vicinity of the site. Since then, the State of New York has incurred expenses totaling more than $12 million in connection with various required response actions for the site, including the capping and closure of the landfill. Orange County has reportedly spent an additional $5 million in connection with those actions. O&R's records indicate that during the period 1988 through 1990, it disposed of approximately 1.5 cubic yards of oil-soaked debris and four cubic yards of oil and/or solvent-contaminated metal at the landfill. O&R is investigating whether private refuse carters that picked up trash from its facilities may have used the landfill for the disposal of the trash.

Ramapo Landfill Site.    In November 2000, the New York Attorney General informed O&R that it was considered a Superfund PRP for the Ramapo Landfill Site in the Town of Ramapo, New York because a commercial carting company that had picked up trash from its facilities in Rockland County, New York during the early 1980's may have disposed of that material at the site. The site, a former municipal waste and construction and demolition debris landfill, is included on the Superfund National Priorities List and is being administered by the DEC. In 1992, the EPA issued a Record of Decision selecting a comprehensive cleanup program for the site, which is estimated will cost between $21 million and $28 million to complete. The State of New York has reportedly spent more than $19 million assisting the Town of Ramapo to implement the required cleanup program.

O&R Clean Air Act Proceeding

For information relating to alleged violations of the federal Clean Air Act and the New York State Environmental Conservation Law relating to the Lovett Generating Station that it sold in June 1999, See Note F to the O&R financial statements included in Item 8 (which information is incorporated herein by reference).

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information about the executive officers of Con Edison and Con Edison of New York, as of February 20, 2003. As indicated, certain of the executive officers are executive officers of each of Con Edison and Con Edison of New York and others are executive officers of Con Edison or Con Edison of New York. The term of office of each officer is until the next election of directors (trustees) of their company and until his or her successor is chosen and qualifies. Officers are subject to removal at any time by the board of directors (trustees) of their company. Mr. McGrath has an employment agreement with Con Edison, which provides that he will serve as Chairman of the Board and Chief Executive Officer of Con Edison and Con Edison of New York through August 31, 2005 (subject to one year extensions unless terminated on six months prior notice). Messrs. Burke and McMahon and Ms. Freilich have employment agreements with Con Edison, which provide that they will serve in senior executive positions through August 31, 2005.

Name	Age	Offices and Positions During Past Five Years
Executive Officers of Con Edison and Con Edison of New York
Eugene R. McGrath	61	10/97 to present—Chairman, President, Chief Executive Officer and Director of Con Edison
3/98 to present—Chairman, Chief Executive Officer and Trustee of Con Edison of New York
		9/90 to 2/98—Chairman, President, Chief Executive Officer and Trustee to Con Edison of New York
Kevin Burke	52	9/00 to present—President of Con Edison of New York
7/99 to 8/00—President of O&R
7/98 to 6/99—Senior Vice President—Customer Service of Con Edison of New York
3/98 to 6/98—Senior Vice President—Corporate Planning of Con Edison of New York
		3/93 to 2/98—Vice President—Corporate Planning
Joan S. Freilich	61	3/98 to present—Executive Vice President, Chief Financial Officer and Director (Trustee) of Con Edison and Con Edison of New York
10/97 to 2/98—Senior Vice President, Chief Financial Officer and Director of Con Edison
4/97 to 2/98—Trustee of Con Edison of New York
		7/96 to 2/98—Senior Vice President and Chief Financial Officer
Frances A. Resheske	42	2/02 to present—Senior Vice President—Public Affairs of Con Edison of New York
5/99 to 2/02—Vice President—Public Affairs of Con Edison of
New York
2/99 to 4/99—Director—Public Affairs of Con Edison of New York
		6/95 to 2/99—General Manager—Government Relations and Community Development, Brooklyn Union
Charles E. McTiernan, Jr.	58	1/03 to present—General Counsel of Con Edison and Con Edison of New York 10/85 to 12/02—Associate General Counsel of Con Edison of New York
Edward J. Rasmussen	54	12/00 to present—Vice President and Controller of Con Edison and Con Edison of New York
12/00 to present—Vice President, Controller and Chief Financial Officer of O&R
		4/93 to 11/00—Assistant Controller of Con Edison of New York
Hyman Schoenblum	54	12/00 to present—Vice President—Corporate Planning of Con Edison of New York
12/97 to 11/00—Vice President and Controller of Con Edison and Con Edison of New York
		7/99 to 11/00—Vice President and Chief Financial Officer of O&R

Robert P. Stelben	60	12/97 to present—Vice President and Treasurer of Con Edison and Con Edison of New York 7/99 to present—Vice President and Treasurer of O&R
Executive Officers of Con Edison but not Con Edison of New York
Stephen B. Bram	60	1/03 to present—Group President, Energy and Communications of Con Edison
9/00 to 12/02—President and Chief Executive Officer of O&R
		4/95 to 8/00—Senior Vice President—Central Operations of Con Edison of New York
John D. McMahon	51	1/03 to present—President and Chief Executive Officer of O&R
8/98 to 12/02—Senior Vice President and General Counsel of Con Edison and Con Edison of New York
		10/97 to 8/98—Deputy General Counsel, Corporate and Regulatory, of Con Edison of New York
Executive Officers of Con Edison of New York but not Con Edison (all offices and positions listed are with Con Edison of New York)
Louis L. Rana	54	2/03 to present—Senior Vice President—Electric Operations
10/01 to 1/03—Vice President—Manhattan Electric Operations
4/00 to 9/01—Vice President—Manhattan Customer Service
3/98 to 3/00—Vice President—System and Transmission Operations
		10/97 to 2/98—General Manager—Central Operations
Mary Jane McCartney	54	10/93 to present—Senior Vice President—Gas
Robert A. Saya	61	9/01 to present—Senior Vice President—Central Operations 4/00 to 8/01—Vice President—System and Transmission Operations 1/95 to 3/00—Chief Engineer, Substation and Transmission Engineering
Luther Tai	54	9/01 to present—Senior Vice President—Central Services 9/00 to 8/01—Senior Vice President—Central Operations 7/98 to 8/00—Vice President—Corporate Planning 7/94 to 6/98—Director Corporate Planning
Marilyn Caselli	48	8/98 to present—Vice President—Customer Operations 10/97 to 7/98—Vice President—Staten Island Customer Service

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

CON EDISON

Con Edison's Common Shares ($.10 par value), the only class of common equity of Con Edison, are traded on the New York Stock Exchange. As of January 31, 2003, there were 97,987 holders of record of Con Edison's Common Shares.

The market price range for Con Edison's Common Shares during 2002 and 2001, as reported in the consolidated reporting system, and the dividends paid by Con Edison in 2002 and 2001 were as follows:

	2002			2001
	High	Low	Dividends Paid	High	Low	Dividends Paid

1st Quarter	$42.50	$40.03	$0.555	$38.38	$31.44	$0.55
2nd Quarter	$45.10	$40.55	$0.555	$40.00	$35.76	$0.55
3rd Quarter	$43.44	$33.58	$0.555	$43.37	$36.90	$0.55
4th Quarter	$44.30	$39.18	$0.555	$42.20	$36.50	$0.55

On January 16, 2003, Con Edison's Board of Directors declared a quarterly dividend of $0.56 per Common Share. The first quarter 2003 dividend will be paid on March 15, 2003.

Con Edison expects to pay dividends to its shareholders primarily from dividends and other distributions it receives from subsidiaries. The payment of future dividends, which, is subject to approval and declaration by Con Edison's Board of Directors, will depend on a variety of factors, including business, financial and regulatory considerations. For additional information see "Dividends" in Note B to the Con Edison financial statements in Item 8 (which information is incorporated herein by reference).

CON EDISON OF NEW YORK

The outstanding shares of Con Edison of New York's Common Stock ($2.50 par value), the only class of common equity of Con Edison of New York, are held by Con Edison and are not traded.

The dividends declared by Con Edison of New York in 2002 and 2001 are shown in its Consolidated Statement of Retained Earnings included in Item 8 (which information is incorporated herein by reference). For additional information about the payment of dividends by Con Edison of New York, and restrictions thereon, see "Dividends" in Note B to the Con Edison of New York financial statements in Item 8 (which information is incorporated herein by reference).

O&R

The outstanding shares of O&R's Common Stock ($5.00 par value), the only class of common equity of O&R, are held by Con Edison and are not traded.

The dividends declared by O&R in 2002 and 2001 are shown in its Consolidated Statement of Retained Earnings included in Item 8 (which information is incorporated herein by reference). See Note B to the O&R financial statements in Item 8 for information about restrictions on the payment of dividends by O&R.

ITEM 6.    SELECTED FINANCIAL DATA

CON EDISON*

	For the Year Ended December 31
	2002	2001	2000	1999	1998

	(Millions of Dollars)
Operating revenues	$8,481.9	$9,388.8	$9,317.2	$7,491.3	$7,093.0
Purchased power	3,180.4	3,380.3	3,536.3	1,824.0	1,253.8
Fuel	288.7	393.8	350.8	430.1	579.0
Gas purchased for resale	596.6	860.1	789.1	485.2	437.3
Operating income	1,060.1	1,127.6	1,016.1	1,019.8	1,053.3
Income before cumulative effect of changes in accounting principles	668.1	682.2	582.8	700.6	712.7
Cumulative effect of changes in accounting principles	22.1	-	-	-	-
Net income for common stock	646.0	682.2	582.8	700.6	712.7
Total assets	18,820.3	17,034.5	16,767.2	15,531.5	14,381.4
Long-term debt	6,168.4	5,501.2	5,415.4	4,524.6	4,050.1
Preferred stock subject to mandatory redemption	-	37.1	37.1	37.1	37.1
Common shareholders' equity	5,921.1	5,666.3	5,472.4	5,412.0	6,025.6

BASIC EARNINGS PER SHARE
Before cumulative effect of changes in accounting principles	$3.14	$3.22	$2.75	$3.14	$3.04
Cumulative effect of changes in accounting principles	$0.11	-	-	-	-
After cumulative effect of changes in accounting principles	$3.03	$3.22	$2.75	$3.14	$3.04
DILUTED EARNINGS PER SHARE
Before cumulative effect of changes in accounting principles	$3.13	$3.21	$2.74	$3.13	$3.04
Cumulative effect of changes in accounting principles	$0.11	-	-	-	-
After cumulative effect of changes in accounting principles	$3.02	$3.21	$2.74	$3.13	$3.04
Cash dividends per common share	$2.22	$2.20	$2.18	$2.14	$2.12

Average common shares outstanding (millions)	213.0	212.1	212.2	223.4	234.3

CON EDISON OF NEW YORK

	For the Year Ended December 31
	2002	2001	2000	1999	1998

	(Millions of Dollars)
Operating revenues	$7,224.0	$8,122.2	$8,000.7	$6,956.0	$6,998.7
Purchased power	2,622.3	2,818.9	2,988.1	1,669.2	1,252.0
Fuel	231.8	350.6	322.1	430.2	579.0
Gas purchased for resale	471.8	666.0	490.6	351.8	370.1
Operating income	954.1	1,046.5	952.1	1,001.5	1,067.1
Net income for common stock	605.4	649.5	570.1	698.3	728.1
Total assets	16,018.0	14,518.8	14,547.9	13,682.2	14,172.8
Long-term debt	5,394.0	5,011.8	4,915.1	4,243.1	4,050.1
Preferred stock subject to mandatory redemption	-	37.1	37.1	37.1	37.1
Common shareholders' equity	4,890.5	4,665.8	4,479.6	4,393.8	5,842.7

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONSOLIDATED EDISON, INC.

This discussion and analysis relates to the accompanying consolidated financial statements of Consolidated Edison, Inc. (Con Edison) and should be read in conjunction with the consolidated financial statements and the notes thereto. Except where noted, this discussion and analysis is presented on a consolidated basis. Information in the notes referred to in this discussion and analysis is hereby incorporated by reference herein. The use of terms such as "see" or "refer to" shall be deemed to incorporate by reference into this discussion and analysis the information to which reference is made.

CON EDISON

Con Edison is a holding company that provides a wide range of energy-related and telecommunications services to its customers through its regulated and unregulated subsidiaries. Con Edison's core business is energy distribution and it is also pursuing related growth opportunities in competitive businesses.

Con Edison's principal subsidiary is Consolidated Edison Company of New York, Inc. (Con Edison of New York), a regulated utility that provides electric service to over 3.1 million customers and gas service to approximately 1.1 million customers in New York City and Westchester County. It also provides steam service in parts of Manhattan.

Orange and Rockland Utilities, Inc. (O&R) is also a regulated utility subsidiary of Con Edison. O&R, along with its regulated utility subsidiaries, provides electric service to over 285,000 customers in southeastern New York and adjacent sections of New Jersey and northeastern Pennsylvania and gas service to over 120,000 customers in southeastern New York and northeastern Pennsylvania.

Con Edison has four unregulated subsidiaries: Consolidated Edison Solutions, Inc. (Con Edison Solutions), a retail energy services company that sells electricity, gas and energy-related services to delivery customers of utilities, including Con Edison of New York and O&R; Consolidated Edison Energy, Inc. (Con Edison Energy), a wholesale energy supply company; Consolidated Edison Development, Inc. (Con Edison Development), a company that owns and operates generating plants and energy and other infrastructure projects; and Con Edison Communications, LLC (Con Edison Communications), a company that builds and operates fiber optic networks to provide telecommunications services. The unregulated subsidiaries participate in competitive businesses that are subject to different risks than those found in the businesses of the regulated utility subsidiaries. The unregulated subsidiaries accounted for 7.3 percent of consolidated operating revenues and 2.9 percent of consolidated net income in 2002 (before the cumulative effect of changes in accounting principles) and 7.0 percent of consolidated total assets at December 31, 2002.

RESULTS OF OPERATIONS – SUMMARY

Con Edison's earnings per share in 2002 were $3.03 ($3.02 on a diluted basis). Earnings per share in 2001 and 2000 were $3.22 ($3.21 on a diluted basis) and $2.75 ($2.74 on a diluted basis), respectively.

Earnings per share for 2002, before the cumulative effect of changes in accounting principles of $22.1 million after tax, were $3.14 ($3.13 on a diluted basis). See Notes K and O to the financial statements.

Earnings for the years ended December 31, 2002, 2001 and 2000 were as follows:

	2002		2001	2000

	(Millions of Dollars)
Con Edison of New York	$605.4		$649.5	$570.1	*
O&R	44.9		40.2	39.1
Unregulated subsidiaries	(2.6	)**	11.5	7.7
Other***	(1.7)		(19.0)	(34.1)

CON EDISON	$646.0		$682.2	$582.8

  *
  Includes a pre-tax charge for the possible disallowance of $130 million of replacement power expenses.
  **
  Includes charges for the cumulative effect of two changes in accounting principles totaling $22.1 million after tax.
  ***
  Includes parent company expenses, inter-company eliminations, goodwill amortization (in the years 2001 and 2000) and a $32.1 million charge in 2000 for merger-related expenses.

Con Edison's earnings in 2002 were $36.2 million lower than in 2001, reflecting the following factors (after tax, in millions):

Con Edison of New York:
Lower operation and maintenance expenses (excluding nuclear operations)	$21.6
Impact of weather (estimated)	18.4
Reserve for electric excess earnings	(26.0)
Amortization of divestiture gain in 2001	(25.0)
Reduction in gas base rates and lower non-firm gas sales	(21.3)
Economic conditions (estimated)	(7.5)
Cumulative effect of changes in accounting principles	(22.1)
Cessation of goodwill amortization	10.8
Unregulated businesses	8.0
Orange and Rockland Utilities	4.7
Other	2.2

TOTAL	$(36.2)

Con Edison's earnings in 2001 were $99.4 million higher than in 2000, reflecting the following factors (after tax, in millions):

Con Edison of New York:
	Lower nuclear production expenses	$64.0
	Impact of weather and economic conditions (estimated)	47.5
	Lower depreciation expense	45.5
	Amortization of divestiture gain	37.5
	Increased pension credits	34.5
	Recognition of deferred NYPA rate increase	22.9
	Unrecovered Indian Point replacement power costs in 2000	84.5
	Electric rate reductions	(243.4)
	Taxes other than income, principally property taxes	(12.2)
	Merger-related expenses in 2000	20.9
	Unregulated businesses	3.8
Other		(6.1)

Total		$99.4

See "Results of Operations" below for further discussion and analysis of results of operations.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Con Edison's financial statements reflect the application of its accounting policies, which conform to accounting principles generally accepted in the United States of America. The company's critical accounting policies include industry-specific accounting applicable to regulated public utility subsidiaries and accounting for pensions and other postretirement benefits, contingencies, derivative instruments, goodwill and leases.

The application of certain of these accounting policies requires the company to use estimates. These estimates may require the company to make assumptions about matters that are highly uncertain and for which different estimates that could reasonably have been used could have resulted in material differences in its financial statements.

The major critical accounting policies are as follows:

Accounting for Regulated Public Utilities—SFAS No. 71

Con Edison's principal subsidiaries, Con Edison of New York and O&R, are regulated public utilities subject to Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation," and, in accordance with SFAS No. 71, are subject to the accounting requirements of the Federal Energy Regulatory Commission (FERC) and state public utility regulatory authorities having jurisdiction.

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

Accounting for Pensions and Other Postretirement Benefits

Con Edison provides pensions and other postretirement benefits to substantially all employees and retirees of its utility subsidiaries and certain employees of its unregulated subsidiaries. Con Edison accounts for these benefits in accordance with SFAS No. 87, "Employers' Accounting for Pensions" and SFAS No. 106, "Employers' Accounting for Postretirement Benefits other than Pensions." In applying these accounting policies, the company has made critical estimates related to actuarial assumptions, including assumptions of expected returns on plan assets, future compensation, health care cost trends, and appropriate discount rates. See Notes D and E to the financial statements for information about these assumptions, actual performance, amortization of investment and other actuarial gains and losses and calculated plan costs for 2002, 2001 and 2000.

Primarily because of the amortization of previous years' net investment gains, Con Edison's pension expense for 2002, 2001 and 2000 was negative, resulting in a credit to and increase in net income in each year. Investment gains and losses on plan assets are fully recognized in expense over a 15-year period (20 percent of the gains and losses for each year begin to amortize in each of the following five years and the amortization period for each 20 percent portion of the gains and losses is ten years). This amortization is in accordance with the Statement of Policy issued by the New York State Public Service Commission (PSC) and is permitted under SFAS No. 87, which provides a "corridor method" for moderating the effect of investment gains and losses on pension expense, or alternatively, allows for any systematic method of amortization of unrecognized gains and losses that is faster than the corridor method and is applied consistently to both gains and losses.

Con Edison's expense or credit for actual pension and other postretirement benefits in future periods will depend upon actual returns on plan assets and the assumptions the company makes for future periods. The company's current estimate for 2003 is a reduction, compared to 2002, in the pension and other postretirement benefits net credit of $54 million after tax. This reduction reflects, among other factors, an actual loss on the pension fund of 8.6 percent in 2002 as compared with an expected annual asset return assumption of 9.2 percent. This variation will reduce net income by $21.3 million after tax in 2003, as compared to 2002. In addition, the company has lowered its expected annual asset return assumption for the plans for 2003 to 8.8 percent. This revised assumption will reduce net income by $14.5 million after tax in 2003, as compared to 2002.

Amortization of market gains and losses experienced in previous years is expected to reduce the pension and other post retirement benefit net credit by an additional $25 million, after tax, in 2004. A 5.0 percentage point variation in the actual annual return in 2003 as compared to the expected annual asset return of 8.8 percent would change net income by approximately $6 million in 2004. Under the terms of its current regulatory agreements, O&R would defer as a regulatory asset any difference between expenses recognized under SFAS No. 87 and the amounts reflected in rates for such expenses.

An actuarial valuation of the plan's funded status was performed as of December 31, 2002. The valuation showed that the fair value of the company's pension plan assets exceeded its Accumulated Benefit Obligation (ABO) at December 31, 2002. However, the fair market value of Con Edison's pension plan assets could fall below the plan's ABO in future years. In that event, Con Edison would be required, under SFAS No. 87 and SFAS No. 132 "Employers' Disclosures about Pension and Postretirement Benefits," to accrue a liability equal in amount to the difference between the fair value of the plan assets and the ABO, plus its total accrued pension credits, through a non-cash charge to other comprehensive income (OCI). The charge to OCI, which would be net of taxes, would not affect the company's net income for common stock.

Con Edison was not required to make cash contributions to its pension plan in 2002 nor will it be required to do so in 2003.

Accounting for Contingencies

SFAS No. 5, "Accounting for Contingencies," applies to an existing condition, situation, or set of circumstances involving uncertainty as to possible loss that will ultimately be resolved when one or more future events occur or fail to occur. Con Edison's known material contingencies include litigation relating to its October 1999 merger agreement with Northeast Utilities, a proceeding relating to outages at the nuclear generating unit the company sold in 2001, workers' compensation claims, and its responsibility for hazardous substances, such as asbestos, polychlorinated biphenyls (PCBs) and coal tar, that have been used or generated in the course of the operations of its subsidiaries. See Notes F, G and P to the financial statements. In accordance with SFAS No. 5, the company has accrued estimates of losses relating to the contingencies as to which loss is probable and can be reasonably estimated and no liability has been accrued for contingencies as to which loss is not probable or cannot be reasonably estimated.

Accounting For Derivative Instruments

Con Edison's subsidiaries use derivative financial instruments to hedge market price fluctuations in related underlying transactions for the physical purchase or sale of electricity or gas and interest rate risk on certain debt securities. See "Financial Market Risks" below and Note O to the financial statements.

Accounting for Goodwill

Con Edison adopted SFAS No. 142, "Goodwill and Other Intangible Assets" on January 1, 2002. In accordance with this standard, Con Edison ceased amortizing goodwill and began testing remaining goodwill balances for impairment on an annual basis. Con Edison completed initial goodwill impairment tests and recorded a loss of $34.1 million ($20.2 million after tax) as of January 1, 2002, relating to certain generation assets owned by an unregulated subsidiary. The unamortized goodwill of $405.8 million, relating to the acquisition of O&R, was tested for impairment and determined not to be impaired. See Note K to the financial statements.

In determining whether or not its goodwill is impaired, Con Edison is required to make certain estimates and assumptions that could affect the results of the goodwill impairment test. Actual results could differ from the estimates used.

Accounting for Leases

Con Edison applies SFAS No. 13, "Accounting for Leases" and other related accounting pronouncements to its leasing transactions. See Notes J and S to the financial statements.

LIQUIDITY AND CAPITAL RESOURCES

Con Edison's liquidity reflects cash flows from operating, investing and financing activities, as shown on the accompanying consolidated statement of cash flows and discussed below. As a result of these activities, cash and temporary cash investments (including restricted cash) decreased $226.9 million at December 31, 2002 compared to December 31, 2001.

Cash Flows From Operating Activities

Con Edison's cash flows from operating activities reflect principally its energy sales and its cost of operations. The volume of energy sales is dependent on factors external to Con Edison such as weather, economic conditions and technological developments. The prices at which Con Edison's utility subsidiaries provide energy to their customers are determined in accordance with rate agreements approved by the state public utility regulatory authority having jurisdiction—the New York State Public Service Commission (PSC), the New Jersey Board of Public Utilities (NJBPU) and the Pennsylvania Public Utility Commission (PPUC). See "Regulatory Matters" below. In general, changes in the utility subsidiaries' cost of purchased power, fuel and gas affect the timing of cash flows but not net income because the costs are recovered in accordance with rate agreements. See "Recoverable Energy Costs" in Note A to the financial statements.

Net income for common stock is the result of cash and non-cash (or accrual) transactions. Only cash transactions affect Con Edison's cash flow from operations. Principal non-cash charges include depreciation and deferred taxes. Principal non-cash credits include accrued pension credits. Pension credits result from past favorable performance in Con Edison of New York's pension fund and assumptions about future performance. See "Application of Critical Accounting Policies—Accounting for Pensions and Other Postretirement Benefits" and Notes D and E to the financial statements.

Net cash flows from operating activities in 2002 were $82.6 million less than the 2001 period. This decrease is due principally to higher energy costs and sales in December 2002 as compared to December 2001, resulting in increased customer accounts receivable and recoverable energy costs, offset in part by increased accounts payable balances. The net benefit to cash flow from these activities in 2001 was greater than the benefit in 2002 because high energy costs at year-end 2000 were collected in 2001 and energy purchases at year-end 2001 were lower than the prior year. The change in cash flows also reflect the timing of federal income tax payments and refunds and net cash received related to regulatory liabilities, such as transmission congestion contracts, offset by increased cash expended related to regulatory assets. Net cash flows from operating activities in 2001 increased $245.5 million compared with 2000, due principally to lower energy costs which are reflected in decreased customer accounts receivable and recoverable energy costs, offset in part by decreased accounts payable balances. See Note G to the financial statements.

The following analysis reflects variations in balance sheet accounts, which impact specific line items within the consolidated statement of cash flows. The changes in these balance sheet line items are utilized to reconcile income to cash flow from operations.

Accounts receivable—customers, less allowance for uncollectible accounts were $96.4 million higher at December 31, 2002 than at year-end 2001, due primarily to higher electric, gas and steam sales in December 2002 as compared to December 2001. Con Edison of New York's equivalent number of days of revenue outstanding (ENDRO) of customer accounts receivable was 29.3 days at December 31, 2002, compared with 29.6 days at December 31, 2001. For O&R, the ENDRO was 23.0 days at December 31, 2002, compared with 23.6 days at year-end 2001.

Recoverable energy costs increased $113.0 million at December 31, 2002 as compared with year-end 2001 due primarily to increased fuel, purchased power and gas costs, resulting from higher sales volumes in December 2002. See "Recoverable Energy Costs" in Note A to the financial statements.

Other receivables increased $70.0 million at December 31, 2002 as compared with year-end 2001, due primarily to increased receivables associated with electric and gas commodity transactions at the unregulated subsidiaries (accounts payable for such transactions also increased) and increased gas hedging program receivables at the utility subsidiaries. See "Financial Market Risks—Commodity Price Risks," below.

Gas in storage decreased $31.0 million at December 31, 2002 as compared with year-end 2001, reflecting primarily the lower volumes in storage as a result of higher withdrawals due to the colder weather at year-end 2002 as compared to 2001.

Other current assets increased $18.9 million at December 31, 2002 compared with year-end 2001, due primarily to an increase in the value of energy marketing contracts at the regulated and unregulated subsidiaries.

Deferred loss on the sale of the nuclear generating unit decreased $47.6 million at December 31, 2002 as compared to year-end 2001 reflecting the recovery of these costs from Con Edison of New York's customers in accordance with the company's 2000 Electric Rate Agreement. See "Rate and Restructuring Agreements" in Note A to the financial statements.

Divestiture—capacity replacement reconciliation balance decreased $30.0 million at December 31, 2002 as compared to year-end 2001 representing the amortization of capacity costs incurred prior to the opening of the New York Independent System Operator (NYISO) market, in accordance with the company's 2000 Electric Rate Agreement. See "Rate and Restructuring Agreements" in Note A to the financial statements.

Deferred environmental remediation costs increased $20.5 million at December 31, 2002 as compared to year-end 2001 representing primarily additional liabilities accrued for costs related to Superfund and other sites, which Con Edison's regulated subsidiaries are permitted to recover under current rate agreements. See Note F to the financial statements.

For information about the regulatory asset for World Trade Center restoration costs, see Note Q to the financial statements.

Deferred asbestos-related costs increased $33.7 million at December 31, 2002 as compared to year-end 2001 due to increased liabilities accrued for Con Edison of New York's non-employee related asbestos claims (which Con Edison of New York is permitted to recover under its current rate agreements). See Note F to the financial statements.

Other regulatory assets increased $34.4 million at December 31, 2002 as compared to year-end 2001 due principally to the reconciliation of taxes collected and the tax expense resulting from New York State tax law changes in accordance with PSC authorization. See Note A to the financial statements and "Other Regulatory Liabilities," below.

Accumulated provision for injuries and damages increased $21.8 million at December 31, 2002 as compared with year-end 2001, reflecting primarily workers' compensation claims relating to asbestos exposure. See Note F to the financial statements.

Accounts payable increased $239.7 million at December 31, 2002 as compared with year-end 2001. This increase is due primarily to higher electric, gas and steam energy costs at December 31, 2002 as compared to December 31, 2001, reflecting higher sales volumes, and an increase in payables associated with settled electric and gas commodity transactions at the unregulated subsidiaries. See discussion of electric power costs in "Results of Operations," below.

Accrued taxes decreased $45.3 million at December 31, 2002 compared with year-end 2001, due primarily to the payment of the 2001 fourth quarter federal income tax liability in January 2002. The federal government delayed the timing of the payment in light of the World Trade Center attack.

Transmission congestion contracts increased $119.9 million at December 31, 2002 as compared to year-end 2001 reflecting proceeds from the sale of transmission rights on Con Edison of New York's transmission system. These proceeds are being retained for customer benefit.

The gas rate plan balance of $36.3 million at December 31, 2002 was established in accordance with the 2002 gas rate agreement to provide for the recovery of costs (net of reimbursement) related to the World Trade Center attack.

Electric excess earnings balance of $40.0 million at December 31, 2002 represents a reserve established in 2002 for earnings in excess of a specified rate of return that are to be retained for customer benefit in accordance with Con Edison of New York's 2000 Electric Rate Agreement. See "Rate and Restructuring Agreements" in Note A to the financial statements.

During 2002, other regulatory liabilities increased $125.5 million, due primarily to the reconciliation of taxes collected and the expense resulting from New York State tax law changes in accordance with PSC authorization and the establishment of a liability to customers for interest earned on a federal income tax refund. Changes in the New York State tax laws applicable to utility companies, effective January 1, 2000, repealed or reduced certain revenue-based taxes and instituted a net income-based tax. In June 2001, the PSC issued its final Order relating to these tax law changes. It authorized each utility to use deferral accounting to record the difference between taxes being collected and tax expense resulting from tax law changes, until those changes are incorporated into base rates.

Cash Flows Used in Investing Activities

Cash flows used in investing activities were $686.8 million higher in 2002 compared with 2001, due primarily to the receipt of proceeds from generation divestiture, net of contributions to the nuclear decommissioning trust, in the 2001 period. See "Generation Divestiture," below. In addition, construction expenditures increased $112.3 million in 2002 compared with 2001, principally to meet load growth on the company's electric distribution systems, to effect permanent restoration of portions of the electric, gas and steam systems in lower Manhattan following the World Trade Center attack and for the ongoing project to add incremental generating capacity at Con Edison of New York's East River steam-electric generating plant (the East River Repowering Project). Cash flows used in investing activities in 2001 decreased $605.5 million compared with 2000, due primarily to the receipt of proceeds from generation divestiture, which offset increased utility construction expenditures related to meet load growth on the company's electric distribution systems. See "Generation Divestiture" and "Capital Expenditures" below.

Deferred real estate sale costs related to the demolition and remediation of a nine-acre development site in midtown Manhattan along the East River were $134.4 million at December 31, 2002, compared to $105.4 million at December 31, 2001. In 2000, Con Edison of New York agreed to sell this site for an expected price of $576 million to $680 million, depending on zoning and other adjustments. The sale is subject to PSC approval and other conditions. The buyer paid Con Edison of New York $50 million in 2000 as a down payment, which Con Edison of New York used to fund a portion of the demolition and remediation expenses. The down payment has been recorded as a regulatory liability.

Cash Flows Used in Financing Activities

Net cash flows used in financing activities in 2002 decreased $278.0 million compared with 2001, reflecting principally increased financing for construction expenditures at Con Edison of New York, the issuance of common stock and a reduction in the amount of common stock dividends paid in cash. In 2002, the company began issuing new common shares for its Automatic Dividend Reinvestment and Cash Payment Plan instead of purchasing previously issued shares on the open market (approximately 1.0 million shares for $39.6 million).

In September 2001, the company used the proceeds from the sale of Con Edison of New York's nuclear plant to repay all outstanding short-term borrowing. Net repayments of short-term debt increased $221.8 million for the year-ended December 31, 2002 compared with 2001 period. Cash flows used in financing activities in 2001 increased $196.3 million compared with 2000, as a result of decreased borrowings and increased debt redemption.

Con Edison had $161.7 million of commercial paper and other short-term notes outstanding at December 31, 2002 and $343.7 million outstanding at December 31, 2001. Con Edison's average daily short-term borrowing outstanding in 2002 was $256.1 million compared with $241.8 million in 2001. The weighted average interest rate was 1.7 percent in 2002 compared to 4.6 percent in 2001. For additional information about Con Edison's short-term borrowing, see Note C to the financial statements.

In February 2002, Con Edison of New York redeemed at maturity $150 million of 6.625 percent 9-year, Series 1993C Debentures. In April 2002, Con Edison issued $325 million of 7.25 percent long-term debt (Public Income Notes, Series 2002A), with a 40-year maturity, callable at par after five years. In June 2002, Con Edison of New York redeemed at maturity $150 million of variable rate 5-year, Series 1997A Debentures and issued $300 million of non-callable 5.625 percent 10-year Series 2002A Debentures. In August 2002, Con Edison of New York redeemed at maturity $37.1 million of Cumulative Preferred Stock, $100 par value, 6.125 percent, Series J. In December 2002, Con Edison of New York issued $500 million 4.875 percent 10-year Series 2002B Debentures. In January 2003, Con Edison of New York redeemed $275 million of 7.75 percent 35-year, Series 1996A, Subordinated Deferrable Interest Debentures.

In October 2002, Con Edison of New York changed the interest rate method applicable to $224.6 million aggregate principal amount of its tax-exempt Facilities Revenue Bonds, Series 2001A from a variable weekly rate mode to a 10-year term mode, callable at par after three years with a 4.70 percent annual interest rate. In addition, Con Edison of New York entered into a swap agreement in connection with these bonds pursuant to which the company pays interest at a variable rate equal to the three-month LIBOR and is paid interest at a fixed rate of 5.375 percent. See Note O to the financial statements.

External borrowings are a source of liquidity for Con Edison that could be affected by changes in credit ratings, financial performance and capital markets. For information about Con Edison's ratings and certain financial ratios, see "Capital Resources" below.

Generation Divestiture

In 2001, Con Edison of New York completed the sale of its interest in the jointly owned Roseton generating station and its nuclear generating unit and related assets. See Note I to the financial statements.

Capital Resources

Con Edison is a holding company that operates only through its subsidiaries and has no material assets other than its interests in its subsidiaries. Con Edison expects to finance its capital requirements primarily from dividends it receives from its subsidiaries and through the sale of securities, including commercial paper. In addition, Con Edison's ability to make payments on its external borrowings and dividends on its common shares is dependent upon its receipt of dividends from its subsidiaries or proceeds from the sale of its securities or its interests in its subsidiaries. For information about restrictions on the payment of dividends by Con Edison's utility subsidiaries, see Note B to the financial statements.

For information about Con Edison's $950 million commercial paper programs and revolving credit agreements with banks, see Note C to the financial statements.

In 2002, Con Edison issued 1.7 million shares of previously unissued shares of its common stock for its Automatic Dividend Reinvestment and Cash Payment Plan, Stock Purchase Plan and Stock Option Plan, which increased common equity by $68.5 million.

Con Edison expects its utility subsidiaries to finance their operations, capital requirements and payment of dividends to Con Edison from internally generated funds and external borrowings.

In December 2001, the PSC authorized Con Edison's utility subsidiaries to issue up to $1.95 billion of debt securities prior to 2006, of which Con Edison of New York issued $525 million of debt securities in 2002. In addition, the PSC authorized the refunding of the utility subsidiaries' outstanding debt securities and preferred stock.

Con Edison's unregulated subsidiaries have financed their operations and capital requirements primarily with capital contributions from Con Edison, internally generated funds and external borrowings and off-balance sheet financings guaranteed by Con Edison. See Note S to the financial statements.

In August 2002, President Bush signed into law an appropriations bill that authorizes funds for which the company is eligible to apply for the recovery of costs it incurred in connection with the World Trade Center attack. The procedural guidelines for disbursement of the federal funds are in the process of being developed. See Note Q to the financial statements.

Con Edison's ratio of earnings to fixed charges for 2002, 2001 and 2000 and common equity ratio at December 31, 2002, 2001 and 2000 were:

	2002	2001	2000

Earnings to fixed charges (SEC basis)	3.25	3.49	3.10
Common equity ratio	48.2	49.6	49.1

Con Edison's ratio of earnings to fixed charges decreased for 2002 compared to 2001 primarily as a result of decreased earnings, including a non-cash, after-tax charge of $22.1 million related to changes in accounting principles. Excluding this charge, the ratio of earnings to fixed charges for 2002 would have been 3.3. See Notes K and O to the financial statements. Con Edison's ratio of earnings to fixed charges increased for 2001 compared to 2000 primarily as a result of increased earnings, reflecting charges in 2000 for replacement power costs ($130.0 million) and merger related expenses ($32.1 million). See Notes G and P to the financial statements.

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

Capital Requirements

The following table compares Con Edison's capital requirements relating to its regulated and unregulated subsidiaries for the years 2000 through 2002 and estimated amounts for 2003 and 2004:

	2000	2001	2002	2003		2004

	(Millions of Dollars)
Regulated utility construction expenditures	$959	$1,043	$1,157	$1,179		$1,104
Investment in unregulated subsidiaries	121	187	277	134		47

Sub-total	1,080	1,230	1,434	1,313		1,151
Retirement of long-term securities at maturity	395	638	348	460	*	150

Total	$1,475	$1,868	$1,782	$1,773		$1,301
*
Includes redemption in advance of maturity of $275 million of Con Edison of New York's Subordinated Deferrable Interest Debentures Series 1996A in January 2003.

The increased regulated utility construction expenditures in 2002 and 2003 reflect expenditures for permanent electric, gas and steam system restoration following the World Trade Center attack, programs to meet increased electric load growth and reliability needs, a higher level of gas infrastructure expenditures and the East River Repowering Project.

The investment in unregulated subsidiaries reflects Con Edison's funding to the unregulated subsidiaries as well as the subsidiaries' own investments, but does not include off-balance sheet financing (which is guaranteed by Con Edison). See Notes R and S to the financial statements. At December 31, 2002 and 2001, Con Edison's investment in these subsidiaries, on an unconsolidated basis, was $789.8 million and $473.5 million, respectively.

Contractual Obligations and Commercial Commitments

The following table summarizes Con Edison's material obligations at December 31, 2002, to make payments pursuant to contracts. Long-term debt and capital lease obligations are included on Con Edison's balance sheet. Operating leases and non-utility generator (NUGs) contracts (for which undiscounted future annual payments are shown) are disclosed in the notes to the financial statements.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

	(Millions of Dollars)
Long-term debt (Note B)	$6,668	$473	$627	$385	$5,183
Capital lease obligations (Note J)	72	8	15	14	35
Operating leases (Notes J and S)	418	79	129	88	122
Non-utility generator contracts (Note H)	8,145	543	1,076	1,061	5,465
Natural gas supply, transportation and storage contracts	424	144	135	120	25

Total	$15,727	$1,247	$1,982	$1,668	$10,830

Con Edison's material commercial commitments to make payments in addition to these contractual commitments are its guarantees of certain obligations of its subsidiaries. See Notes R and S to the financial statements.

ELECTRIC POWER REQUIREMENTS

In 2002, Con Edison's utility subsidiaries purchased substantially all of the energy they sold to customers pursuant to firm contracts with NUGs and others or through the NYISO's wholesale electricity market. Con Edison expects that these resources will again be adequate to meet the requirements of its customers in 2003.

In general, Con Edison's utility subsidiaries recover prudently incurred purchase power costs pursuant to rate provisions approved by the state public utility regulatory authority having jurisdiction. See "Financial Market Risks - Commodity Price Risk" below and "Recoverable Energy Costs" in Note A to the financial statements. From time to time certain parties have petitioned the PSC to review these provisions, the elimination of which could have a material adverse effect on Con Edison's financial position, results of operations or liquidity.

To reduce the volatility of electric energy costs, Con Edison's utility subsidiaries have firm contracts to purchase electric energy (including the output of the nuclear generating unit divested in 2001) and have entered into derivative transactions to hedge the costs of expected purchases, which together cover a substantial portion of the electric energy expected to be sold to customers in the summer of 2003. See Notes H and O to the financial statements. Con Edison of New York also owns approximately 630 MW of electric generating stations located in New York City, the electricity from which it sells through the NYISO's wholesale electricity market.

In December 2002, Con Edison of New York issued a request for proposals seeking a contract to purchase, for no more than 10 years, 500 MW of electric capacity from a new facility located in New York City (or outside the City if there is dedicated new transmission).

The East River Repowering Project will add incremental electric capacity of approximately 200 MW based on a winter nominal rating or approximately 125 MW based on a summer nominal rating. Con Edison's utility subsidiaries do not expect to add any other long-term electric generation resources. In a July 1998 order, the PSC indicated that it "agree(s) generally that Con Edison of New York need not plan on constructing new generation as the competitive market develops," but considers "overly broad" and did not adopt Con Edison of New York's request for a declaration that, solely with respect to providing generating capacity, it will no longer be required to engage in long-range planning to meet potential demand and, in particular, that it will no longer have the obligation to construct new generating facilities, regardless of the market price of capacity. Con Edison of New York monitors the adequacy of the electric capacity resources and related developments in its service area, and works with other parties on long-term resource adequacy issues within the framework of the NYISO.

Con Edison's unregulated subsidiaries sell electricity in the wholesale and retail NYISO and other markets. At December 31, 2002, Con Edison Development owned interests in electric generating facilities with an aggregate capacity of 588 MW and had under construction additional generating facilities with an aggregate capacity of 665 MW of capacity. In addition, Con Edison Development has an operating lease arrangement for a 525 MW generating facility (see Notes J and S) that was placed in service in December 2002. Con Edison Energy sells the electricity from these generating facilities under contract or on the wholesale electricity markets. See "Financial Market Risks - Commodity Price Risk," below.

REGULATORY MATTERS

Electric

In July 2002, FERC issued a Notice of Proposed Rulemaking (NOPR) to establish a Standard Market Design (SMD) for wholesale electricity markets across the country. The proposed SMD has many of the elements of the markets that have been established in the Northeast, and if adopted, could facilitate transactions among energy markets across the country. The SMD proposes that transmission owners would join Independent Transmission Providers, or ITPs, which would be independent of market participants, would have operational authority for all transmission assets under their control, and would perform certain functions related to day-ahead and real-time energy markets, determine resource adequacy requirements, financial congestion management, regional planning, market monitoring, and interregional coordination with neighboring ITPs. Transmission facilities of Con Edison's utility subsidiaries, other than those located underground, are currently controlled by the NYISO.

In September 1997, the PSC approved a restructuring agreement among Con Edison of New York, the PSC staff and certain other parties (the 1997 Restructuring Agreement). Pursuant to the 1997 Restructuring Agreement, Con Edison of New York reduced electric rates on an annual basis by $129 million in 1998, $80 million in 1999, $103 million in 2000 and $209 million in 2001, divested most of its electric generating capacity, and enabled all of its electric customers to be served by competitive energy suppliers.

In November 2000, the PSC approved an October 2000 agreement (the 2000 Electric Rate Agreement) that, among other things, revised and extended the electric rate plan provisions of the 1997 Restructuring Agreement and addressed certain generation divestiture-related issues.

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

For additional information about the 1997 Restructuring Agreement and the 2000 Electric Rate Agreement, see "Rate and Restructuring Agreements" in Note A to the financial statements.

O&R has entered into settlement agreements or similar arrangements with the PSC, NJBPU and PPUC that provide for a transition to a competitive electric market. See "Rate and Restructuring Agreements" in Note A to the financial statements.

In August 2002, O&R's New Jersey utility subsidiary submitted a petition to the NJBPU requesting recovery under New Jersey's 1999 Electric Discount and Energy Competition Act (EDECA) of $110 million of electric purchased power costs in excess of amounts previously billed to customers, associated interest, and other deferred charges. See "Recoverable Energy Costs" in Note A to the financial statements.

Gas

In April 2002, the PSC approved a Con Edison of New York gas rate agreement for the three-year period ending September 30, 2004. The rate agreement reduces retail sales and transportation rates by $25 million, on an annual basis.

In November 2000, the PSC approved an agreement between Con Edison of New York, the PSC staff and certain other parties that revised and extended the 1996 gas rate settlement agreement through September 2001. The 1996 agreement, with limited exceptions, continued base rates at September 1996 levels through September 2000.

In November 2000, the PSC also approved a gas rate agreement between O&R, PSC Staff and certain other parties covering the three-year period November 2000 through October 2003.

In November 2002, O&R filed a request with the PSC for approval of a $27.2 million rate increase effective November 2003. O&R also submitted a multi-year plan that addresses rates for two additional years, with an increase of $2.5 million per year to cover adjustments to infrastructure costs, inflation and property taxes. The Administrative Law Judge is expected to issue a recommended decision in the third quarter 2003.

For additional information about the new gas rate agreements, see "Rate and Restructuring Agreements" in Note A to the financial statements.

Steam

In December 2000, the PSC approved an agreement between Con Edison of New York, the PSC staff and certain other parties with respect to the steam rate plan filed by Con Edison in November 1999. The agreement provides for a $16.6 million steam rate increase, which took effect October 2000 and, with limited exceptions, provided for no further changes in steam rates prior to October 2004.

For additional information about the agreement, see "Rate and Restructuring Agreements" in Note A to the financial statements.

FINANCIAL MARKET RISKS

Con Edison's primary market risks are interest rate risk, commodity price risk, credit risk and investment risk.

Interest Rate Risk

The interest rate risk relates primarily to variable rate debt and to new debt financing needed to fund capital requirements, including utility construction expenditures and maturing debt securities. Con Edison and its subsidiaries manage interest rate risk through the issuance of mostly fixed-rate debt with varying maturities and through opportunistic refinancing of debt. Con Edison estimates that, as of December 31, 2002, a 10 percent variation in interest rates applicable to its variable rate debt of $809.8 million would result in a change in annual interest expense of $1.2 million.

In addition, Con Edison and its subsidiaries, from time to time, enter into derivative financial instruments to hedge interest rate risk on certain debt securities. See "Interest Rate Hedging" in Note O to the financial statements.

Commodity Price Risk

Con Edison's commodity price risk relates primarily to the purchase and sale of electricity, gas and related derivative instruments. The regulated and unregulated subsidiaries have risk management strategies to mitigate their related exposures. See Note O to the financial statements.

In general, the rates the utility subsidiaries charge customers for electric, gas and steam service fluctuate with the cost of purchased power, gas purchased for resale and fuel used in the generation of steam and electricity, including gains or losses on certain derivative instruments used to hedge energy purchases and related transaction costs. See "Recoverable Energy Costs" in Note A to the financial statements.

Con Edison estimates that, as of December 31, 2002, a 10 percent change in market prices would result in a change in fair value of $7.4 million for the derivative instruments used by its regulated utility subsidiaries to hedge purchases of electricity and gas. Con Edison expects that any such change in fair value would be largely offset by directionally opposite changes in the cost of the electricity and gas purchased.

Con Edison's unregulated subsidiaries use a value-at-risk model to assess the market risk of their electricity and gas commodity fixed price purchase and sales commitments, physical forward contracts, and commodity derivative instruments. Value-at-risk represents the potential change in the fair value of instruments or portfolios due to changes in market factors, for a specified time period and confidence level. The unregulated subsidiaries estimate value-at-risk across their electricity and natural gas commodity businesses using a delta-normal variance/covariance model with a 95 percent confidence level. Since the value-at-risk calculation involves complex calculation methodologies, estimates and assumptions that are based on past experience, it is not necessarily indicative of future results. The average, high and low values-at-risk for the 12 months ended December 31, 2002 were $1.4 million, $3.0 million and $0.6 million, respectively.

Credit Risk

Con Edison is exposed to credit risk related to over-the-counter transactions entered into primarily for the various energy supply and hedging activities for its regulated and unregulated subsidiaries. Credit risk is the loss that may result from a counterparty's nonperformance. Con Edison uses credit policies to manage this risk, including an established credit approval process, monitoring of counterparty limits, master netting agreements and collateral or prepayment arrangements. Con Edison measures credit risk exposure as the replacement cost for open energy commodity and derivative positions plus amounts owed from counterparties for settled transactions. The replacement cost of open positions represents unrealized gains, net of any unrealized losses where the company has a legally enforceable right of setoff.

Con Edison's unregulated energy subsidiaries had $64.8 million of credit exposure, net of collateral, at December 31, 2002, of which $45.0 million was with investment grade counterparties and $14.2 million was with the New York Mercantile Exchange or independent system operators.

Investment Risk

Con Edison's investment risk relates to the investment of the assets in the company's pension and other postretirement benefit plans. See "Critical Accounting Policies - Accounting for Pensions and Other Postretirement Benefits," above.

ENERGY TRADING ACTIVITIES

Unregulated subsidiaries of Con Edison engage in energy trading activities that are accounted for in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. Con Edison Energy markets energy through specialized products and provides wholesale capacity, risk management and load forecasting and scheduling services to wholesale and retail energy providers and asset optimization services for the electric generating plants of Con Edison Development. Con Edison Energy also procures and markets energy for other Con Edison subsidiaries and utilizes commodity contracts such as two-party forward contracts for the purchase or sale of electricity and capacity, over-the counter swap contracts, exchange-traded natural gas and crude oil futures and options, transmission congestion contracts, natural gas transportation contracts and other physical and financial contracts.

Prior to October 2002, these contracts were accounted for under Emerging Issues Task Force (EITF) Issue No. 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities." As of October 2002, energy and energy-related trading contracts that meet the definition of a derivative are accounted for under SFAS No. 133. Such contracts are marked to market with gains and losses recognized in earnings. For the years ended December 31, 2002 and 2001, Con Edison recognized in income net unrealized pre-tax losses of $1.4 million, excluding the effect of a cumulative adjustment due to a change in accounting principle, and net gains of $9.6 million, respectively. Contracts that did not fall within the scope of SFAS No. 133 were included in the cumulative effect of a change in accounting principle recognized in December 2002. See Note T to the financial statements.

The changes in fair value of energy trading net assets for the years ended December 31, 2002 and 2001 were as follows:

	2002	2001

	(Millions of Dollars)
Fair value of net assets outstanding - beginning of period	$11.2	$1.6
Change in fair value during the period:
Unrealized gain at inception	10.9	-
Net premium paid/(received)	(1.7)	-
Cumulative effect of a change in accounting principle	(3.2)	-
Changes in fair value prior to settlement	6.4	(1.6)
Fair value realized at settlement of contracts	(18.7)	11.2

Total change in fair value during the period	(6.3)	9.6

Fair value of net assets outstanding - end of period	$4.9	$11.2

As of December 31, 2002, the sources of fair value of the energy trading net assets were as follows:

		Fair Value of Net Assets at Period End (Millions of Dollars)

Source of Fair Value	Maturity less than 1 year	Maturity 1-3 years	Maturity 4-5 years	Maturity in excess of 5 years	Total fair value

Prices provided by external sources	$12.6	$(4.8)	$-	$-	$7.8
Prices based on models and other valuation methods	(2.9)	-	-	-	(2.9)

Total	$9.7	$(4.8)	$-	$-	$4.9

"Prices provided by external sources" represents the fair value of exchange-traded futures and options and the fair value of positions for which price quotations are available through or derived from brokers or other market sources.

"Prices based on models and other valuation methods" represents the fair value of positions calculated using internal models when directly and indirectly quoted external prices or prices derived from external sources are not available. Internal models incorporate the use of options pricing and estimates of the present value of cash flows based upon underlying contractual terms. The models reflect management's estimates, taking into account observable market prices, estimated market prices in the absence of quoted market prices, the risk-free market discount rate, volatility factors, estimated correlations of energy commodity prices and contractual volumes. Counterparty specific credit quality, market price uncertainty and other risks are also factored into the models.

ENVIRONMENTAL MATTERS

For information concerning potential liabilities arising from laws and regulations protecting the environment, including the Superfund, and from claims relating to alleged exposure to asbestos, see Note F to the financial statements.

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

RESULTS OF OPERATIONS

Con Edison's results of operations (which were discussed above under "Results of Operations - Summary") are discussed below for each of its business segments. Con Edison's principal business segments are its electric, gas and steam utility businesses of its regulated utility subsidiaries and the businesses of its unregulated subsidiaries. For additional information about its business segments, see Note N to the financial statements.

YEAR ENDED DECEMBER 31, 2002 COMPARED WITH YEAR ENDED DECEMBER 31, 2001

Electric

Con Edison's electric operating revenues in 2002 decreased $637.0 million compared with 2001, reflecting primarily lower fuel and purchased power costs of $297.1 million (discussed below). The decrease also reflects the completion in March 2002 of amortizations of a previously deferred gain on the sale of divested plants and a previously deferred NYPA revenue increase ($43.3 million), a reserve established in 2002 for earnings in excess of a specified rate of return that are to be retained for customer benefit in accordance with Con Edison of New York's 2000 Electric Rate Agreement ($40.0 million), the amortization of the loss ($29.9 million) related to the sale of the company's nuclear generating unit and rate reductions and other amortizations in accordance with the company's rate agreements. The decrease in electric operating revenues was offset, in part, by an increase in electric sales revenues ($24.0 million) reflecting principally the hot summer weather. See "Recoverable Energy Costs" and "Rate and Restructuring Agreements" in Note A to the financial statements.

Electricity delivery volumes for Con Edison's utility subsidiaries increased 2.0 percent in 2002 compared with 2001. After adjusting for variations, principally weather and billing days in each period, electricity delivery volumes for Con Edison of New York and O&R increased 0.5 percent and 3.2 percent, respectively, in the 2002 period.

Con Edison's electric purchased power costs decreased $244.8 million in 2002 compared with 2001, due to a decrease in the price of purchased power and an increase in volumes of electricity purchased from other suppliers by participants in the retail access programs of Con Edison's utility subsidiaries. This decrease was offset in part by Con Edison of New York's increased purchased volumes resulting from the sale of the company's nuclear generating unit in September 2001 and the hot summer weather in 2002. Fuel costs decreased $52.3 million as a result of decreased generation at Con Edison of New York's owned power plants. In general, Con Edison's utility subsidiaries recover prudently incurred fuel and purchased power costs pursuant to rate provisions approved by the PSC. See "Recoverable Energy Costs" in Note A to the financial statements.

Con Edison's electric operating income decreased $85.4 million in 2002 compared with 2001. The principal component of the decrease was lower net electric revenues (operating revenues less fuel and purchased power costs) of $339.9 million. The decrease in net electric revenues reflects the sale of the nuclear generation unit and the same factors (other than lower fuel and purchased power costs) as discussed above with respect to the decrease in electric operating revenues. The decrease in net revenues was offset in part by reduced other operations and maintenance expenses ($135.0 million) reflecting nuclear production expenses incurred in 2001, but not in 2002 and productivity improvements, lower depreciation and amortization expense ($30.3 million) and lower revenue taxes ($27.2 million). The decrease is also offset by lower income tax of $63.9 million.

Gas

Con Edison's gas operating revenues decreased $261.9 million, resulting primarily from the lower cost of purchased gas ($233.9 million) in 2002 compared with 2001. The lower cost of purchased gas reflects primarily lower unit costs at Con Edison of New York. The lower revenues also reflect reduced sales volumes, resulting primarily from the mild winter weather in the first quarter of 2002 and for Con Edison of New York, revenue reductions implemented in accordance with the gas rate agreement approved by the PSC in April 2002. Gas operating income decreased $6.5 million in 2002, reflecting a $28.0 million decrease in net revenues (operating revenues less gas purchased for resale), and increased property tax expense ($10.0 million), offset in part by reduced operations and maintenance expenses ($16.6 million), reduced revenue taxes ($12.1 million) and lower income taxes ($7.8 million).

Con Edison's gas sales and transportation volumes for firm customers decreased 3.2 percent in the year ended December 31, 2002 compared with the year ended December 31, 2001. After adjusting for variations, principally weather and billing days in each period, firm gas sales and transportation volumes for Con Edison of New York and O&R decreased 1.5 percent and 0.3 percent, respectively, in the 2002 period.

Con Edison's gas sales and transportation volumes vary seasonally in response to weather and peak in the winter. A weather-normalization provision that applies to the gas business of Con Edison's utility subsidiaries moderates, but does not completely eliminate, the effect of weather-related changes on gas operating income.

Steam

Con Edison of New York's steam operating revenues decreased $99.7 million. The lower revenues reflect reduced sales volumes and lower fuel and purchased power costs primarily as a result of the loss of the World Trade Center as a customer, the mild winter weather in the first quarter of 2002, and the soft economy. The lower fuel and purchased power costs reflect primarily lower unit costs. Steam operating income increased $8.2 million for 2002 compared with 2001 due primarily to reduced operations and maintenance expenses of $9.3 million and lower income taxes of $10.5 million, offset in part by a decrease in net revenues (operating revenues less fuel and purchased power costs) of $11.1 million. See "Recoverable Energy Costs" in Note A to the financial statements.

Steam sales volume decreased 3.2 percent in the year ended December 31, 2002 compared with the year ended December 31, 2001, reflecting primarily the loss of the World Trade Center as a customer, the mild winter weather in the first quarter of 2002 and the soft economy. After adjusting for variations, principally weather and billing days in each period, steam sales volume decreased 1.4 percent.

Unregulated Business

Earnings for the unregulated subsidiaries decreased $14.0 million in 2002 compared with 2001, reflecting a non-cash, after-tax charge in 2002 of $22.1 million for changes in accounting principles (see Notes K, O and S to the financial statements) and continued start-up losses in the company's wholesale telecommunications business, including a non-cash, after-tax charge in 2002 of $5.0 million for a write-down of an investment in Neon Communications, Inc. (NEON). The decrease in earnings was offset, in part, by higher electric retail sales volumes and gross margins, the capitalization of previously expensed project development costs on generation assets ($4.2 million after tax) and unrealized mark-to-market gains on derivative instruments ($6.9 million after tax), which are also discussed below in "Other Income."

Taxes Other Than Income Taxes

At $1.1 billion, taxes other than income taxes remain one of Con Edison's largest operating expenses.

The principal components of, and variations in, operating taxes were:

	Increase/(Decrease)
	2002 Amount		2002 compared to 2001

	(Millions of Dollars)
Property taxes	$660.6		$11.5
State and local taxes related to revenue receipts	365.2		(38.1)
Payroll taxes	60.1		(0.7)
Other taxes	28.3		2.0

Total	$1,114.2	*	$(25.3)
  *
  Including sales tax on customers' bills, total taxes other than income taxes billed to customers in 2002 were $1,463.7 million.

Effective in 2003, New York City increased Con Edison of New York's annual property taxes by $96 million. Under Con Edison of New York's rate agreements, the company is deferring the property tax increase as a regulatory asset to be recovered from customers.

Other Income

Investment income decreased $6.1 million in 2002 compared to 2001, due principally to reduced interest income earned on short-term cash investments in the 2002 period as compared to the 2001 period. For the 2001 period, the company had more cash on hand than the 2002 period, primarily as a result of the sale of its nuclear generating unit. Allowance for equity funds used during construction increased $8.7 million in 2002 compared to 2001 primarily reflecting the East River Repowering Project. Other income increased $52.5 million in 2002 compared to 2001 due primarily to $26.7 million of interest income on a federal income tax refund claim, a $10.2 million write-off in 2001 of an investment in the New York Discovery Fund in 2001, a $9.4 million increase in interest earned on Con Edison of New York's regulatory assets (See "Application of Critical Accounting Policies - Accounting for Regulated Public Utilities - SFAS No. 71," above) and a $11.7 million mark-to-market gain on derivative contracts for an unregulated subsidiary. These increases were offset in part by reduced income of $2.5 million from Con Edison of New York's non-utility operations. Other income deductions decreased $8.1 million due principally to lower legal fees relating to the Northeast Utilities litigation. See Note P to the financial statements.

Net Interest Charges

Net interest charges increased $10.7 million in 2002 compared to 2001. The increase reflects principally the interest expense associated with a net federal income tax deficiency related to a prior period audit ($19.1 million), partially offset by decreased interest expense on long-term debt of $11.6 million.

Income Tax

Federal income tax decreased $11.8 million in 2002 compared to 2001, reflecting lower income before tax and deductions related to removal costs and tax credits. In 2000, New York State implemented a tax law change that reduced or repealed certain revenue-based taxes and replaced them with the imposition of a net income-based tax. State income taxes decreased $54.4 million in 2002 compared to 2001, reflecting lower income before tax, lowering of the tax rate and prior period adjustments. The state income tax expense is offset against the savings from the eliminated or reduced revenue taxes. Any over- or under-collection of these taxes is deferred for return to, or recovery from, customers. See Notes A and L to the financial statements.

YEAR ENDED DECEMBER 31, 2001 COMPARED WITH YEAR ENDED DECEMBER 31, 2000

Electric

Con Edison's electric operating revenues in 2001 decreased $50.3 million from 2000. The decrease in 2001 reflects decreased purchased power costs (see "Recoverable Energy Costs" in Note A to the financial statements) and electric rate reductions of $375.6 million in 2001, offset by the effects of the warmer than normal summer weather when compared to cooler than normal weather for the 2000 period.

Electricity sales volume for Con Edison's utility subsidiaries increased 3.1 percent in 2001 compared with 2000. The increase reflects the warmer than normal summer weather and economic growth. Con Edison's electric sales vary seasonally in response to weather and peak in the summer.

After adjusting for variations, principally weather and billing days, in each period, electricity sales volume for Con Edison New York increased 2.4 percent in 2001 compared with 2000. For O&R, weather-adjusted electric sales increased 3.3 percent in 2001 compared with 2000.

Con Edison's electric operating income increased $93.2 million in 2001 compared with 2000. The increase reflects an increase in net revenues (operating revenues less fuel and purchased power) of $73 million. The increase in net revenues reflects principally increased sales ($76.3 million), recognition of revenue related to previously deferred NYPA rate increases ($35.2 million), gains on the sale of divested generation plants ($37.5 million), increased system benefit charges ($41 million), recovery of incremental NUG cost ($31.0 million), reconciliation of state income tax and gross receipts tax ($110.8 million; see "Income Tax" below) and the reduction in net revenues in 2000 for replacement power costs ($130.0 million), offset by electric rate reductions of $375.6 million in 2001. Electric operating income also increased due to decreased other operations and maintenance expenses of $107.9 million and decreased depreciation and amortization expense of $69.1 million, offset in part by increased property taxes of $33.7 million, federal income tax of $42.3 million and state income tax of $99.1 million (see "Income Tax" below).

The $107.9 million decrease in other operations and maintenance expenses reflects principally lower expenses related to Con Edison of New York's nuclear generating unit which was sold in September 2001 ($98.4 million), increased pension credits ($42.5 million) and decreased transmission expenses ($11.3 million), offset in part by higher distribution expenses for the relocation of company facilities to avoid interference with municipal infrastructure projects ($13.4 million) and increased system benefit charges ($41 million).

Gas

Con Edison's gas operating revenues increased $204.0 million in 2001 compared with 2000, reflecting increased cost of purchased gas, offset in part by a reduction in customers' bills of $20.0 million, reflecting a refund of previously deferred credits and other provisions of the gas rate agreement approved by the PSC in November 2000. The increase in operating income of $3.7 million reflects principally an increase in net revenues (operating revenues less gas purchased for resale) of $5.4 million, increased pension credits of $8.2 million, and the recognition in income in the 2001 period of previously deferred gas credits ($7.0 million), offset in part by increased depreciation and amortization expense ($5.3 million), increased state income tax ($8.7 million; see "Income Tax" below) and higher distribution expenses of $3.0 million for the relocation of company facilities to avoid interference with municipal infrastructure projects.

Firm gas sales and transportation volume for Con Edison's utility subsidiaries decreased 2.0 percent in 2001 compared with 2000.

Con Edison's gas sales and transportation volumes vary seasonally in response to weather and peak in the winter. The decrease in volume in 2001 compared with 2000 reflects the warmer 2001 winter compared with 2000.

After adjusting for variations, principally weather and billing days, in each period, gas sales and transportation volume to firm customers for Con Edison of New York increased 2.8 percent in 2001 compared with 2000. For O&R, weather-adjusted gas sales decreased 0.1 percent in 2001 compared with 2000.

Steam

Con Edison of New York's steam operating revenues increased $51.6 million in 2001 compared to 2000, reflecting primarily increased purchased steam and fuel costs (see "Recoverable Energy Costs" in Note A to the financial statements). Steam operating income increased $2.3 million in 2001 compared with 2000, reflecting an October 2000 rate increase of $16.6 million.

Steam sale volume decreased 5.3 percent in 2001 compared with 2000. The decrease in 2001 reflects the mild winter weather compared with 2000.

After adjusting for variations, principally weather and billing days, in each period, steam sales volume decreased 2.7 percent in 2001.

Unregulated Business

Operating revenues of Con Edison's unregulated subsidiaries decreased $133.7 million in 2001 compared to 2000, principally reflecting lower gas revenues as result of lower gas sales volumes in the 2001 period compared to 2000. The decrease in operating revenues was offset by a comparable decrease in the cost of gas purchased and other expenses.

The unregulated subsidiaries' operating income increased $11.6 million in 2001 compared to 2000 due principally to higher electric commodity gross margins and higher wholesale energy trading volumes.

Taxes Other Than Income Taxes

The principal components of, and variations, in operating taxes were:

	2001 Amount		Increase/(Decrease) 2001 compared to 2000

	(Millions of Dollars)
Property taxes	$649.1		$35.1
State and local taxes related to revenue receipts	403.3		(22.2)
Payroll taxes	60.8		1.4
Other taxes	26.3		3.4

Total	$1,139.5	*	$17.7
  *
  Including sales tax on customers' bills, total taxes other than income taxes billed to customers in 2001 were $1,520.3 million.

Other Income

Other income increased $11.4 million in 2001 compared with 2000, due principally to reduced federal income tax expense and the recognition in 2000 of $32.1 million of merger-related expenses, offset by the write-off in 2001 of an investment of $10.2 million in the New York City Discovery Fund.

Net Interest Charges

Net interest charges increased $23.4 million in 2001 compared with 2000, reflecting $28.4 million of increased interest expense for Con Edison of New York related to long-term borrowings and $5.7 million of interest expense related to long-term borrowing for a 236 MW electric generating facility located in Lakewood, New Jersey (which was purchased in June 2000 by an unregulated subsidiary), offset in part by $10.6 million in 2000 for interest accrued on the net after-tax gain from Con Edison of New York's 1999 generation divestiture, prior to the disposition of this gain in 2000. See Note I to the financial statements.

Income Tax

Federal income tax increased $14.9 million in 2001 compared with 2000, reflecting the changes in income before tax, deductions related to removal costs and tax credits. State income taxes increased $120.6 million in 2001 compared with 2000 as a result of the change in New York State tax law, offset by a corresponding increase in other operating revenues for taxes no longer applicable but still being recovered through rates. See Notes A and L to the financial statements.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—CONSOLIDATED EDISON COMPANY OF NEW YORK, INC.

This discussion and analysis relates to the accompanying consolidated financial statements of Consolidated Edison Company of New York, Inc. (Con Edison of New York or the Company) and should be read in conjunction with the financial statements and the notes thereto. Information in the notes referred to in this discussion and analysis is hereby incorporated by reference herein. The use of terms such as "see" or "refer to" shall be deemed to incorporate by reference into this discussion and analysis the information to which reference is made.

CON EDISON OF NEW YORK'S BUSINESS

Con Edison of New York is a regulated utility that provides electric service to over 3.1 million customers and gas service to approximately 1.1 million customers in New York City and Westchester County. It also provides steam service in parts of Manhattan. All of the common stock of Con Edison of New York is owned by Consolidated Edison, Inc. (Con Edison).

RESULTS OF OPERATIONS – SUMMARY

Con Edison of New York's net income for common stock for the year ended December 31, 2002 was $605.4 million. Earnings for the years ended December 31, 2001 and 2000 were $649.5 million and $570.1 million, respectively.

Con Edison of New York's earnings in 2002 were $44.1 million lower than in 2001, reflecting the following factors (after tax, in millions):

Lower operation and maintenance expenses (excluding nuclear operations)	$21.6
Impact of weather (estimated)	18.4
Reserve for electric excess earnings	(26.0)
Amortization of divestiture gain in 2001	(25.0)
Reduction in gas base rates and lower non-firm gas sales	(21.3)
Economic conditions (estimated)	(7.5)
Other	(4.3)

Total	$(44.1)

The Company's earnings in 2001 were $79.4 million higher than in 2000, reflecting the following factors (after tax, in millions):

Lower nuclear production expenses	$64.0
Impact of weather and economic conditions (estimated)	47.5
Lower depreciation expense	45.5
Amortization of divestiture gain	37.5
Increased pension credits	34.5
Recognition of deferred NYPA rate increase	22.9
Unrecovered Indian Point replacement power costs in 2000	84.5
Electric rate reductions	(243.4)
Taxes other than income, principally property taxes	(12.2)
Other	(1.4)

Total	$79.4

See "Results of Operations" below for further discussion and analysis of results of operations.

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

The major critical accounting policies are as follows:

Accounting for Regulated Public Utilities—SFAS No. 71

Con Edison of New York is a regulated public utility subject to Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation," and, in accordance with SFAS No. 71, is subject to the accounting requirements of the Federal Energy Regulatory Commission (FERC) and the New York State Public Service Commission (PSC).

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

Accounting for Pensions and Other Postretirement Benefits

Con Edison of New York provides pensions and other postretirement benefits to substantially all employees and retirees. The Company accounts for these benefits in accordance with SFAS No. 87, "Employers' Accounting for Pensions" and SFAS No. 106, "Employers' Accounting for Postretirement Benefits other than Pensions." In applying these accounting policies, the Company has made critical estimates related to actuarial assumptions, including assumptions of expected returns on plan assets, future compensation, health care cost trends, and appropriate discount rates. See Notes D and E to the financial statements for information about these assumptions, actual performance, amortization of investment and other actuarial gains and losses and calculated plan costs for 2002, 2001 and 2000.

Primarily because of the amortization of previous years' net investment gains, Con Edison of New York's pension expense for 2002, 2001 and 2000 was negative, resulting in a credit to and increase in net income in each year. Investment gains and losses on plan assets are fully recognized in expense over a 15-year period (20 percent of the gains and losses for each year begin to amortize in each of the following five years and the amortization period for each 20 percent portion of the gains and losses is ten years). This amortization is in accordance with the Statement of Policy issued by the PSC and is permitted under SFAS No. 87, which provides a "corridor method" for moderating the effect of investment gains and losses on pension expense, or alternatively, allows for any systematic method of amortization of unrecognized gains and losses that is faster than the corridor method and is applied consistently to both gains and losses.

Con Edison of New York's expense or credit for actual pension and other postretirement benefits in future periods will depend upon actual returns on plan assets and the assumptions the Company makes for future periods. The Company's current estimate for 2003 is a reduction, compared to 2002, in the pension and other postretirement benefits net credit of $54 million after tax. This reduction reflects, among other factors, an actual loss on the pension fund of 8.6 percent in 2002 as compared with an expected annual asset return assumption of 9.2 percent. This variation will reduce net income by $21.3 million after tax in 2003, as compared to 2002. In addition, the Company has lowered its expected annual asset return assumption for the plans for 2003 to 8.8 percent. This revised assumption will reduce net income by $14.5 million after tax in 2003, as compared to 2002.

Amortization of market gains and losses experienced in previous years is expected to reduce the pension and other postretirement benefit net credit by an additional $25 million, after tax, in 2004. A 5.0 percentage point variation in the actual annual return in 2003 as compared to the expected annual asset return of 8.8 percent would change net income by approximately $6 million in 2004.

An actuarial valuation of the plan's funded status (which applies to both Con Edison of New York and O&R) was performed as of December 31, 2002. The valuation showed that the fair value of the pension plan assets exceeded its Accumulated Benefit Obligation (ABO) at December 31, 2002. However, the fair market value of Con Edison's pension plan assets could fall below the plan's ABO in future years. In that event, Con Edison would be required, under SFAS No. 87 and SFAS No. 132 "Employers' Disclosures about Pension and Postretirement Benefits," to accrue a liability equal in amount to the difference between the fair value of the plan assets and the ABO, plus its total accrued pension credits, through a non-cash charge to other comprehensive income (OCI). The charge to OCI, which would be net of taxes, would not affect the Company's net income for common stock.

Con Edison of New York was not required to make cash contributions to its pension plan in 2002 nor will it be required to do so in 2003.

Accounting for Contingencies

SFAS No. 5, "Accounting for Contingencies," applies to an existing condition, situation, or set of circumstances involving uncertainty as to possible loss that will ultimately be resolved when one or more future events occur or fail to occur. The Company's known material contingencies include a PSC proceeding relating to outages at the nuclear generating unit the Company sold in 2001, workers' compensation claims, and its responsibility for hazardous substances, such as asbestos, polychlorinated biphenyls (PCBs), and coal tar, that have been used or generated in the course of its operations. See Notes F and G to the financial statements. In accordance with SFAS No. 5, the Company has accrued estimates of losses relating to the contingencies as to which loss is probable and can be reasonably estimated and no liability has been accrued for contingencies as to which loss is not probable or cannot be reasonably estimated.

LIQUIDITY AND CAPITAL RESOURCES

Con Edison of New York's liquidity reflects cash flows from its operating, investing and financing activities as shown on the accompanying consolidated statement of cash flows and discussed below. As a result of these activities, cash and temporary cash investments (including restricted cash) decreased $176.7 million at December 31, 2002 compared to December 31, 2001.

Cash Flows From Operating Activities

Con Edison of New York's cash flows from operating activities reflect principally its energy sales and its cost of operations. The volume of energy sales is dependent on factors external to the Company such as weather, economic conditions and technological developments. The prices at which the Company provides energy to its customers are determined in accordance with rate agreements approved by the PSC. See "Regulatory Matters," below. In general, changes in the cost of purchased power, fuel and gas affect the timing of cash flows but not net income because the costs are recovered in accordance with rate agreements. See "Recoverable Energy Costs" in Note A to the financial statements.

Net income for common stock is the result of cash and non-cash (or accrual) transactions. Only cash transactions affect Con Edison of New York's cash flow from operations. Principal non-cash charges included depreciation and deferred taxes. Principal non-cash credits included accrued pension credits. Pension credits result from past favorable performance in the Company's pension fund and assumptions about future performance. See "Application of Critical Accounting Policies—Accounting for Pensions and Other Postretirement Benefits," above, and Notes D and E to the financial statements.

Net cash flows from operating activities in 2002 were $10.1 million more than the 2001 period. The change in cash flows reflect the aforementioned impact of energy sales and its cost of operations, the timing of federal income tax payments and refunds and cash received or expended related to regulatory liabilities and regulatory assets, respectively.

The following analysis reflects variations in balance sheet accounts, which also impact specific line items within the consolidated statement of cash flows. The change in these balance sheet line items are utilized to reconcile income to cash flow from operations.

Accounts receivable—customers, less allowance for uncollectible accounts were $74.7 million higher at December 31, 2002 than at year-end 2001, due primarily to higher electric, gas and steam sales in December 2002 as compared to December 2001. The Company's equivalent number of days of revenue outstanding (ENDRO) of customer accounts receivable was 29.3 days at December 31, 2002, compared with 29.6 days at December 31, 2001.

Recoverable energy costs increased $101.8 million at December 31, 2002 as compared with year-end 2001 due primarily to increased fuel, purchased power and gas costs, resulting from higher sales volumes in December 2002. See "Recoverable Energy Costs" in Note A to the financial statements.

Other receivables increased $19.9 million at December 31, 2002 as compared with year-end 2001, due primarily to increased gas hedging program receivables.

Gas in storage decreased $22.5 million at December 31, 2002 as compared with year-end 2001, reflecting primarily the lower volumes in storage as a result of higher withdrawals due to the colder weather at year-end 2002 as compared to 2001.

Other current assets increased $20.8 million at December 31, 2002 compared with year-end 2001, due primarily to an increase in the value of energy marketing contracts.

Deferred loss on the sale of the nuclear generating unit decreased $47.6 million at December 31, 2002 as compared to year-end 2001 reflecting the recovery of these costs from customers in accordance with the Company's 2000 Electric Rate Agreement. See "Rate and Restructuring Agreements" in Note A to the financial statements.

Divestiture—capacity replacement reconciliation balance decreased $30.0 million at December 31, 2002 as compared to year-end 2001 representing the amortization of capacity costs incurred prior to the opening of the New York Independent System Operator (NYISO) market in accordance with the Company's 2000 Electric Rate Agreement. See "Rate and Restructuring Agreements" in Note A to the financial statements.

Deferred environmental remediation costs increased $30.3 million at December 31, 2002 as compared to year-end 2001 representing primarily additional liabilities accrued for costs related to Superfund and the other sites, which the Company is permitted to recover under its current rate agreements. See Note F to the financial statements.

For information about the regulatory asset for World Trade Center restoration costs, see Note P to the financial statements.

Deferred asbestos-related costs increased $33.7 million at December 31, 2002 as compared to year-end 2001 due to increased liabilities accrued for non-employee related asbestos claims (which the Company is permitted to recover under its current rate agreements). See Note F to the financial statements.

Other regulatory assets increased $37.4 million at December 31, 2002 as compared to year-end 2001 due principally to the reconciliation of taxes collected and the tax expense resulting from New York State tax law changes in accordance with PSC authorization. See Note A to the financial statements and "Other Regulatory Liabilities," below.

Accumulated provision for injuries and damages increased $24.5 million at December 31, 2002 as compared with year-end 2001, reflecting primarily workers' compensation claims relating to asbestos exposure. See Note F to the financial statements.

Accounts payable increased $152.0 million at December 31, 2002 as compared with year-end 2001. This increase is due primarily to higher electric, gas and steam energy costs at December 31, 2002 as compared to December 31, 2001, reflecting higher sales volumes. See discussion of electric power costs in "Results of Operations," below.

Accrued taxes decreased $48.6 million at December 31, 2002 compared with year-end 2001, due primarily to the payment of the 2001 fourth quarter federal income tax liability in January 2002. The federal government delayed the timing of the payment in light of the World Trade Center attack.

Transmissions congestion contracts increased $119.9 million at December 31, 2002 as compared to year-end 2001 reflecting proceeds from the sale of transmission rights on Con Edison of New York's transmission system. These proceeds are being retained for customer benefit.

The gas rate plan balance of $36.3 million at December 31, 2002 was established in accordance with the 2002 gas rate agreement to provide recovery of costs (net of reimbursement) related to the World Trade Center attack.

Electric excess earnings balance of $40.0 million at December 31, 2002 represents a reserve established in 2002 for earnings in excess of a specified rate of return that are to be retained for customer benefit in accordance with the 2000 Electric Rate Agreement. See "Rate and Restructuring Agreements" in Note A to the financial statements.

During 2002, other regulatory liabilities increased $127.7 million, due primarily to the reconciliation of taxes collected and the tax expense resulting from New York State tax law changes in accordance with PSC authorization and the establishment of a liability to customers for interest earned on a federal income tax refund. Changes in the New York State tax laws applicable to utility companies, effective January 1, 2000, repealed or reduced certain revenue-based taxes and instituted a net income-based tax. In June 2001, the PSC issued its final Order relating to these tax law changes. It authorized each utility to use deferral accounting to record the difference between taxes being collected and tax expense resulting from tax law changes, until those changes are incorporated into base rates.

Cash Flows Used in Investing Activities

Cash flows used in investing activities were $710.3 million higher in 2002 compared with 2001, due primarily to the receipt of proceeds from generation divestiture, net of contributions to the nuclear decommissioning trust, in the 2001 period. See "Generation Divestiture," below. In addition, construction expenditures increased $119.6 million in 2002 compared with 2001, principally to meet load growth on the Company's electric distribution systems, to effect permanent restoration of portions of the electric, gas and steam systems in lower Manhattan following the World Trade Center attack and for the ongoing project to add incremental generating capacity at the Company's East River steam-electric generating plant (the East River Repowering Project). Cash flows used in investing activities in 2001 decreased $612.7 million compared with 2000, due primarily to the receipt of proceeds from generation divestiture in the 2001 period, which offset increased utility construction expenditures ($93.3 million) related to meet load growth on the Company's electric distribution systems. See "Generation Divestiture" and "Capital Expenditures" below.

Deferred real estate sale costs related to the demolition and remediation of a nine-acre development site in midtown Manhattan along the East River were $134.4 million at December 31, 2002, compared to $105.4 million at December 31, 2001. In 2000, the Company agreed to sell this site for an expected price of $576 million to $680 million, depending on zoning and other adjustments. The sale is subject to PSC approval and other conditions. The buyer paid Con Edison of New York $50 million in 2000 as a down payment, which the Company used to fund a portion of the demolition and remediation expenses. The down payment has been recorded as a regulatory liability.

Cash Flows Used in Financing Activities

Net cash flows used in financing activities in 2002 decreased $329.1 million compared with 2001, reflecting principally increased financing for construction expenditures, and reduced dividend payments to the parent.

In September 2001, the Company used the proceeds from the sale of its nuclear plant to repay all outstanding short-term borrowing. Net repayments of short-term debt increased $140.0 million for the year-ended December 31, 2002 compared with 2001 period. The common stock dividend to parent decreased $79.3 million in 2002 compared with 2001. Cash flows used in financing activities in 2001 increased $376.0 million compared with 2000, as a result of decreased borrowings and increased debt redemption.

External borrowings are a source of liquidity that could be affected by changes in credit ratings, financial performance and capital markets. For information about the Company's credit ratings and certain financial ratios, see "Capital Resources," below.

Con Edison of New York had no commercial paper outstanding at December 31, 2002 and at December 31, 2001. The Company's average daily commercial paper outstanding in 2002 was $156.7 million compared to $163.8 million in 2001. The weighted average interest rate was 1.8 percent in 2002 compared to 4.9 percent in 2001. For additional information about the Company's commercial paper program, see Note C to the financial statements.

In February 2002, the Company redeemed at maturity $150 million of 6.625 percent 9-year Series 1993C Debentures. In June 2002, the Company redeemed at maturity $150 million of variable rate 5-year Series 1997A Debentures and issued $300 million of non-callable 5.625 percent 10-year Series 2002A Debentures. In August 2002, the Company redeemed at maturity $37.1 million of Cumulative Preferred Stock, $100 par value, 6.125 percent, Series J. In December 2002, the Company issued $500 million 4.875 percent 10-year Series 2002B Debentures. In January 2003, the Company redeemed $275 million of 7.75 percent 35-year, Series 1996A, Subordinated Deferrable Interest Debentures.

In October 2002, Con Edison of New York changed the interest rate method applicable to $224.6 million aggregate principal amount of its tax-exempt Facilities Revenue Bonds, Series 2001A from a variable weekly rate mode to a 10-year term mode, callable at par after three years with a 4.70 percent annual interest rate. In addition, the Company entered into a swap agreement in connection with these bonds pursuant to which the Company pays interest at a variable rate equal to the three-month LIBOR and is paid interest at a fixed rate of 5.375 percent. See Note O to the financial statements.

Generation Divestiture

In 2001, Con Edison of New York completed the sale of its interest in the jointly owned Roseton generating station and its nuclear generating unit and related assets. See Note I to the financial statements.

Capital Resources

Con Edison of New York expects to finance its operations, capital requirements and the payment of dividends to Con Edison from internally generated funds and external borrowings, including commercial paper. For information about Con Edison of New York's commercial paper program and revolving credit agreements with banks, see Note C to the financial statements.

In December 2001, the PSC authorized Con Edison of New York to issue up to $1.8 billion of debt securities prior to 2006, of which the Company issued $525 million of debt securities in 2002. The PSC also authorized the refunding of the Company's outstanding debt securities and preferred stock.

In August 2002, President Bush signed into law an appropriations bill that authorizes funds for which the Company is eligible to apply for the recovery of costs it incurred in connection with the World Trade Center attack. The procedural guidelines for disbursement of the federal funds are in the process of being developed. See Note P to the financial statements.

Con Edison of New York's ratio of earnings to fixed charges for 2002, 2001 and 2000 and common equity ratio at December 31, 2002, 2001 and 2000 were:

	2002	2001	2000

Earnings to fixed charges (SEC basis)	3.35	3.66	3.23
Common equity ratio	46.6	47.2	46.4

The changes in interest coverage in these years reflect changes in pre-tax income and changes in interest charges due to debt issuances and refunding. The Company's ratio of earnings to fixed charges increased for 2001 compared to 2000 primarily as a result of increased earnings, reflecting charges in 2000 for replacement power costs ($130 million). See Note G to the financial statements.

The commercial paper of Con Edison of New York is rated P-1, A-1 and F-1, respectively, by Moody's Investors Service, Inc. (Moody's), Standard & Poor's Rating Services (S&P) and Fitch Ratings (Fitch). The senior unsecured debt of Con Edison of New York is rated A1, A+ and A+, respectively, by Moody's, S&P, and Fitch.

Capital Requirements

The following table compares Con Edison of New York's capital requirements for the years 2000 through 2002 and estimated amounts for 2003 and 2004:

	2000	2001	2002	2003		2004

	(Millions of Dollars)
Utility construction expenditures	$908	$983	$1,098	$1,107		$1,031
Retirement of long-term securities at maturity	275	628	337	425	*	150

Total	$1,183	$1,611	$1,435	$1,532		$1,181

* Includes redemption in advance of maturity of $275 million of Con Edison of New York's Subordinated Deferrable Interest Debentures Series 1996A in January 2003.

The increased regulated utility construction expenditures in 2002 and 2003 reflect expenditures for permanent electric, gas and steam system restoration following the World Trade Center attack, programs to meet increased electric load growth and reliability needs, a higher level of gas infrastructure expenditures and the East River Repowering Project.

Contractual Obligations and Commercial Commitments

The following tables summarize Con Edison of New York's material obligations to make payments pursuant to contracts. Long-term debt and capital lease obligations are included on the Company's balance sheet. Operating leases and non-utility generator contracts (NUGs) (for which undiscounted future annual payments are shown) are disclosed in the notes to financial statements.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

	(Millions of Dollars)
Long-term debt (Note B)	$5,845	$425	$600	$330	$4,490
Capital lease obligations (Note N)	72	8	15	14	35
Operating leases (Note N)	116	38	47	10	21
Non-utility generator contracts (Note H)	8,085	526	1,043	1,051	5,465
Natural gas supply, transportation and storage contracts	339	115	108	96	20

Total	$14,457	$1,112	$1,813	$1,501	$10,031

The Company has no material commercial commitments to make payments other than these contractual commitments.

ELECTRIC POWER REQUIREMENTS

In 2002, Con Edison of New York purchased substantially all of the energy it sold to customers pursuant to firm contracts with NUGs and others or through the NYISO's wholesale electricity market.

The Company recovers prudently incurred purchased power costs pursuant to rate provisions approved by the PSC. See "Financial Market Risks—Commodity Price Risk" below and "Recoverable Energy Costs" in Note A to the financial statements. From time to time certain parties have petitioned the PSC to review these provisions, the elimination of which could have a material adverse effect on the Con Edison of New York's financial position, results or operations or liquidity.

To reduce the volatility of electric energy costs, the Company has firm contracts to purchase electric energy (including the output of the nuclear generating unit divested in 2001) and has entered into derivative transactions to hedge the costs of expected purchases which together cover a substantial portion of the electric energy expected to be sold to its customers in the summer of 2003. See Notes H and O to the financial statements. The Company also owns 630 MW of electric generating stations located in New York City, the electricity from which it sells through the NYISO's wholesale electricity market.

In December 2002, the Company issued a request for proposals seeking a contract to purchase, for no more than 10 years, 500 MW of electric capacity from a new facility located in New York City (or outside the City if there is dedicated new transmission).

The East River Repowering Project will add incremental electric capacity of approximately 200 MW based on a winter nominal rating or approximately 125 MW based on a summer nominal rating. The Company does not expect to add any other long-term electric generation resources. In a July 1998 order, the PSC indicated that it "agree(s) generally that the Company need not plan on constructing new generation as the competitive market develops," but considers "overly broad" and did not adopt its request for a declaration that, solely with respect to providing generating capacity, the Company will no longer be required to engage in long-range planning to meet potential demand and, in particular, that it will no longer have the obligation to construct new generating facilities, regardless of the market price of capacity. The Company monitors the adequacy of the electric capacity resources and related developments in its service area, and works with other parties on long-term resource adequacy issues within the framework of the NYISO.

REGULATORY MATTERS

Electric

In July 2002, FERC issued a Notice of Proposed Rulemaking (NOPR) to establish a Standard Market Design (SMD) for wholesale electricity markets across the country. The proposed SMD has many of the elements of the markets that have been established in the Northeast, and if adopted, could facilitate transactions among energy markets across the country. The SMD proposes that transmission owners would join Independent Transmission Providers, or ITPs, which would be independent of market participants, would have operational authority for all transmission assets under their control, and would perform certain functions related to day-ahead and real-time energy markets, determine resource adequacy requirements, financial congestion management, regional planning, market monitoring, and interregional coordination with neighboring ITPs. The Company's transmission facilities, other than those located underground, are currently controlled by the NYISO.

In September 1997, the PSC approved a restructuring agreement among Con Edison of New York, PSC staff and certain other parties (the 1997 Restructuring Agreement). Pursuant to the 1997 Restructuring Agreement, the Company reduced electric rates on an annual basis by $129 million in 1998, $80 million in 1999, $103 million in 2000 and $209 million in 2001, divested most of its electric generating capacity, and enabled all of its electric customers to choose to be served by competitive energy suppliers.

In November 2000, the PSC approved an October 2000 agreement (the 2000 Electric Rate Agreement) that, among other things, revised and extended the electric rate plan provisions of the 1997 Restructuring Agreement and addressed certain generation divestiture-related issues.

The electric rate plan provisions of the 2000 Electric Rate Agreement cover the five-year period ending March 2005. Pursuant to the Agreement, the Company reduced the distribution component of its electric rates by $170 million on an annual basis, effective October 2000.

The 2000 Electric Rate Agreement continues the rate provisions pursuant to which the Company recovers prudently incurred purchased power and fuel costs from customers. See "Recoverable Energy Costs" in Note A to the financial statements.

For additional information about the 1997 Restructuring Agreement and the 2000 Electric Rate Agreement, see "Rate and Restructuring Agreements" in Note A to the financial statements.

Gas

In April 2002, the PSC approved a Con Edison of New York gas rate agreement for the three-year period ending September 30, 2004. The rate agreement reduces retail sales and transportation rates by $25 million, on an annual basis.

In November 2000, the PSC approved an agreement between Con Edison of New York, PSC staff and certain other parties that revised and extended the 1996 gas rate settlement agreement through September 2001. The 1996 agreement, with limited exceptions, continued base rates at September 1996 levels through September 2000.

For additional information, see "Rate and Restructuring" in Note A to the financial statements.

Steam

In December 2000, the PSC approved an agreement between Con Edison of New York, PSC staff and certain other parties with respect to the steam rate plan filed by the Company in November 1999. The agreement provides for a $16.6 million steam rate increase, which took effect October 2000 and, with limited exceptions, no further changes in steam rates prior to October 2004.

For additional information about the agreement, see "Rate and Restructuring" in Note A to the financial statements.

FINANCIAL MARKET RISKS

Con Edison of New York's primary financial market risks are interest rate risk, commodity price risk, credit risk and investment risk.

Interest Rate Risk

The interest rate risk relates primarily to variable rate debt and to new debt financing needed to fund capital requirements, including utility construction expenditures and maturing debt securities. Con Edison of New York manages interest rate risk through the issuance of mostly fixed-rate debt with varying maturities and through opportunistic refinancing of debt. The Company estimates that, as of December 31, 2002, a 10 percent variation in interest rates applicable to its variable rate debt of $615.3 million would result in a change in annual interest expense of $1.1 million.

In addition, the Company, from time to time, enters into derivative financial instruments to hedge interest rate risk on certain debt securities. See "Interest Rate Hedging" in Note O to the financial statements.

Commodity Price Risk

Con Edison of New York's commodity price risk relates primarily to the purchase and sale of electricity and gas that the Company delivers to its customers. The Company has risk management strategies to mitigate its related exposure and uses derivative instruments to hedge this price risk. See "Energy Price Hedging" in Note O to the financial statements. Also, see Item 2 of this report for a discussion of the Company's generating capacity.

In general, the rates the Company charges customers for electric, gas and steam service fluctuate with the cost of purchased power, gas purchased for resale and fuel used in the generation of steam and electricity, including gains or losses on certain derivative instruments and related transaction costs. See "Recoverable Energy Costs" in Note A to the financial statements.

The Company estimates that, as of December 31, 2002, a 10 percent change in market prices would result in a change in fair value of $5.7 million for the derivative instruments used by it to hedge purchases of electricity and gas. The Company expects that any such change in fair value would be largely offset by directionally opposite changes in the cost of the electricity and gas purchased.

Credit Risk

Con Edison of New York is exposed to credit risk related to over-the-counter transactions entered into primarily for the various energy supply and hedging activities. Credit risk is the loss that may result from a counterparty's nonperformance. The Company uses credit policies to manage its credit risk, including an established credit approval process, monitoring of counterparty limits, master netting agreements and credit mitigation measures such as margin, collateral, or prepayment arrangements.

Investment Risk

Con Edison of New York's investment risk relates to the investment of the assets in the Company's pension and other postretirement benefit plans. See "Critical Accounting Policies—Accounting for Pensions and Other Postretirement Benefits," above.

ENERGY TRADING ACTIVITIES

Con Edison of New York has not engaged to a material extent in trading activities that are accounted for at fair value. See "Financial Market Risks" above.

ENVIRONMENTAL MATTERS

For information concerning potential liabilities arising from laws and regulations protecting the environment, including the Superfund, and from claims relating to alleged exposure to asbestos, see Note F to the financial statements.

IMPACT OF INFLATION

Con Edison of New York is affected by the decline in the purchasing power of the dollar caused by inflation. Regulation permits the Company to recover through depreciation only the historical cost of its plant assets even though in an inflationary economy the cost to replace the assets upon their retirement will substantially exceed historical cost. The impact is, however, partially offset by the repayment of the Company's long-term debt in dollars of lesser value than the dollars originally borrowed.

RESULTS OF OPERATIONS

The Company's results of operations (which were discussed above under "Results of Operations—Summary") are discussed below for each of its business segments. The Company's principal business segments are its electric, gas and steam businesses. For additional information about its business segments, see Note L to the financial statements.

YEAR ENDED DECEMBER 31, 2002 COMPARED WITH YEAR ENDED DECEMBER 31, 2001

Electric

Con Edison of New York's electric operating revenues in 2002 decreased $575.2 million compared with 2001, reflecting primarily lower fuel and purchased power costs of $226.9 million (discussed below). The decrease also reflects the completion in March 2002 of amortizations of a previously deferred gain on the sale of divested plants and a previously deferred NYPA revenue increase ($43.3 million), a reserve established in 2002 for earnings in excess of a specified rate of return that are to be retained for customer benefit in accordance with the 2000 Electric Rate Agreement ($40.0 million), a reserve established in 2002 related to the sale of the Company's nuclear generating unit ($24.8 million), the amortization of the loss ($29.9 million) related to the sale of the Company's nuclear generating unit and rate reductions and other amortizations in accordance with the Company's rate agreements. The decrease in electric operating revenues was offset, in part, by an increase in electric sales revenues ($24.0 million) reflecting principally the hot summer weather. See "Recoverable Energy Costs" and "Rate and Restructuring Agreements" in Note A to the financial statements.

Electricity delivery volume in Con Edison of New York's service territory increased 1.6 percent in 2002 compared with 2001. The increase reflects the impact of the hot summer weather, offset in part, by the mild winter weather in the first quarter of 2002 and the soft economy. After adjusting for variations, principally weather and billing days in each period, electricity delivery volume in the service territory increased 0.5 percent in the 2002 period.

The Company's electric purchased power costs decreased $174.6 million in 2002 compared with 2001, due to a decrease in the price of purchased power and an increase in volumes of electricity purchased from other suppliers by participants in the retail access programs. This decrease was offset in part by the Company's increased purchased volumes resulting from the sale of the Company's nuclear generating unit in September 2001 and the hot summer weather in 2002. Fuel costs decreased $52.3 million as a result of decreased generation at Company-owned power plants. In general, the Company recovers prudently incurred fuel and purchased power costs pursuant to rate provisions approved by the PSC. See "Recoverable Energy Costs" in Note A to the financial statements.

The Company's electric operating income decreased $92.7 million in 2002 compared with 2001. The principal component of the decrease was lower net electric revenues (operating revenues less fuel and purchased power costs) of $348.3 million. The decrease in net electric revenues reflects the sale of the nuclear generation unit and the same factors (other than lower fuel and purchased power costs) as discussed above with respect to the decrease in electric operating income. The decrease in net electric revenues was offset in part by reduced other operations and maintenance expenses ($136.8 million) reflecting nuclear production expenses incurred in 2001 but not in 2002, and productivity improvements, lower depreciation and amortization expense ($31.5 million) and lower revenue taxes ($26.2 million). The decrease is also offset by lower operating income tax of $61.8 million.

Gas

Con Edison of New York's gas operating revenues decreased $223.4 million, resulting primarily from the lower cost of purchased gas ($194.2 million) in 2002 compared with 2001. The lower cost of purchased gas reflects primarily lower unit costs. The lower revenues also reflect reduced sales volumes, resulting primarily from the mild winter weather in the first quarter of 2002 and revenue reductions implemented in accordance with the gas rate agreement approved by the PSC in April 2002. Gas operating income decreased $7.9 million in 2002, reflecting a $29.2 million decrease in net revenues (operating revenues less gas purchased for resale), and increased property tax expense ($9.6 million), offset in part by reduced operations and maintenance expenses ($16.2 million), reduced revenue taxes ($10.3 million) and lower income taxes ($8.7 million).

Gas sales and transportation volumes for firm customers decreased 3.5 percent in the year ended December 31, 2002 compared with the year ended December 31, 2001. After adjusting for variations, principally weather and billing days in each period, firm gas sales and transportation volumes in the Company's service territory decreased 1.5 percent in the 2002 period.

The Company's gas sales and transportation volumes vary seasonally in response to weather and peak in the winter. A weather-normalization provision that applies to the Company's gas business moderates, but does not completely eliminate, the effect of weather-related changes on gas operating income.

Steam

Con Edison of New York's steam operating revenues decreased $99.7 million. The lower revenues reflect reduced sales volumes and lower fuel and purchased power costs primarily as a result of the loss of the World Trade Center as a customer, the mild winter weather in the first quarter of 2002 and the soft economy. The lower fuel and purchased power costs reflect primarily lower unit costs. Steam operating income increased $8.2 million for 2002 compared with 2001 due primarily to reduced operations and maintenance expenses of $9.3 million and lower income taxes of $10.5 million, offset in part by a decrease in net revenues (operating revenues less fuel and purchased power costs) of $11.1 million. See "Recoverable Energy Costs" in Note A to the financial statements.

Steam sales volume decreased 3.2 percent in the year ended December 31, 2002 compared with the year ended December 31, 2001, reflecting primarily the loss of the World Trade Center as a customer, the mild winter weather in the first quarter of 2002 and the soft economy. After adjusting for variations, principally weather and billing days in each period, steam sales volume decreased 1.4 percent.

Taxes Other Than Income Taxes

At $1.0 billion, taxes other than income taxes remain one of Con Edison of New York's largest operating expenses.

The principal components of, and variations in, operating taxes were:

	Increase/(Decrease)
	2002 Amount		2002 compared to 2001

	(Millions of Dollars)
Property taxes	$629.8		$9.4
State and local taxes related to revenue receipts	326.9		(37.6)
Payroll taxes	54.4		(1.7)
Other taxes	28.3		2.0

Total	$1,039.4	*	$(27.9)

*Including sales tax on customers' bills, total taxes other than income taxes billed to customers in 2002 were $1,351.0 million.

Effective in 2003, New York City increased the Company's annual property taxes by $96 million. Under the Company's rate agreements, the Company is deferring the property tax increase as a regulatory asset to be recovered from customers.

Other Income

Investment income decreased $4.1 million in 2002 compared to 2001, due principally to reduced interest income earned on short-term cash investments in the 2002 period as compared to the 2001 period. For the 2001 period, the Company had more cash on hand than the 2002 period, primarily as a result of the sale of its nuclear generating unit. Allowance for equity funds used during construction increased $8.2 million in 2002 compared to 2001 primarily reflecting the East River Repowering Project. Other income increased $41.7 million in 2002 compared to 2001 due primarily to $26.7 million of interest income on a federal income tax refund claim, a $10.2 million write-off in 2001 of an investment in the New York Discovery Fund in 2001, a $9.4 million increase in interest earned on regulatory assets (See "Application of Critical Accounting Policies—Accounting for Regulated Public Utilities—SFAS No. 71," above), offset in part by reduced income of $2.5 million from non-utility operations. Income tax expense decreased $4.4 million in 2002 compared to 2001 due primarily to the recognition of tax benefits relating to the September 2001 sale of the Company's nuclear generating unit.

Net Interest Charges

Net interest charges increased $6.6 million in the twelve months ended December 31, 2002 compared to the twelve months ended December 31, 2001. The increase reflects principally the interest expense associated with a net federal income tax deficiency related to a prior period audit ($19.1 million), partially offset by decreased interest expense on long-term debt of $14.9 million.

Income Tax

Federal income tax decreased $28.6 million in 2002 compared to 2001, reflecting lower income before tax and deductions related to removal costs and tax credits. In 2000, New York State implemented a tax law change that reduced or repealed certain revenue-based taxes and replaced them with the imposition of a net income-based tax. State income taxes decreased $56.8 million in 2002 compared to 2001, reflecting lower income before tax, lowering of the tax rate and prior period adjustments. The state income tax expense is offset against the savings from the eliminated or reduced revenue taxes. Any over- or under-

collection of these taxes is deferred for return to, or recovery from, customers. See Notes A and L to the financial statements.

YEAR ENDED DECEMBER 31, 2001 COMPARED WITH YEAR ENDED DECEMBER 31, 2000

Electric

Con Edison of New York's electric operating revenues in 2001 decreased $116.7 million from 2000. The decrease in 2001 reflects decreased purchased power costs (see "Recoverable Energy Costs" in Note A to the financial statements) and electric rate reductions of $374.5 million, offset by economic growth and the effects of the warmer than normal summer weather when compared to cooler than normal weather for the 2000 period.

Electricity sales volume in the Company's service territory increased 3.0 percent in 2001. The increase in sales volume reflects the warmer than normal summer weather and economic growth. The Company's electric sales vary seasonally in response to weather and peak in the summer. After adjusting for variations, principally weather and billing days, in each period, electricity sales volume in Con Edison of New York's service territory increased 2.4 percent in 2001.

The Company's electric operating income increased $90.5 million in 2001 compared with 2000. The increase in electric operating income was primarily comprised of an increase in net revenues (operating revenues less fuel and purchased power costs) of $63.6 million. The increase in net revenues reflects principally increased sales ($64.1 million), recognition of revenue related to previously deferred NYPA rate increases ($35.2 million), gain on the sale of divested generating plants ($37.5 million), increased revenues associated with system benefits charges ($32.8 million), recovery of incremental NUG cost ($31.0 million), reconciliation of state income tax and gross receipts tax ($110.8 million; see "Income Tax," below) and non-recurring charges in 2000 for replacement power costs ($130.0 million), offset by electric rate reductions of $374.5 million. Electric operating income also increased due to decreased other operations and maintenance expenses of $108.4 million (discussed below) and decreased depreciation expense of $73.6 million, offset in part by increased property taxes of $33.7 million, federal income tax of $40.1 million and state income tax of $98.8 million (see "Income Tax," below).

The $108.4 million decrease in other operations and maintenance expenses reflects principally lower expenses related to the Company's nuclear generating unit which was sold in September 2001 ($98.4 million), increased pension credits ($42.5 million) and decreased transmission expenses ($9.9 million), offset in part by higher distribution expenses for the relocation of Company facilities to avoid interference with municipal infrastructure projects ($13.4 million) and increased system benefits charges ($32.8 million).

Gas

Con Edison of New York's gas operating revenues increased $186.6 million in 2001 compared with 2000, reflecting increased cost of purchased gas, offset in part by a reduction in customers' bills of $20.0 million, reflecting a refund of previously deferred credits and other provisions of the gas rate agreement approved by the PSC in November 2000. Operating income in 2001 increased $1.6 million compared with 2000, reflecting an increase in net revenues (operating revenues less gas purchased for resale) of $11.2 million and increased pension credits of $8.2 million, offset in part by increased depreciation and amortization expense ($3.9 million), increased state income tax ($8.2 million; see "Income Tax" below), increased uncollectible account write-offs ($1.9 million) and higher distribution expenses for the relocation of Company facilities to avoid interference with municipal infrastructure projects ($3.0 million).

Gas sales and transportation volume to firm customers decreased 0.4 percent in 2001 compared with 2000.

The Company's gas sales and transportation volumes vary seasonally in response to weather and peak in the winter. The decrease in volume in 2001 compared with 2000 reflects the warmer 2001 winter compared with 2000. After adjusting for variations, principally weather and billing days, in each period, gas sales and transportation volume to firm customers increased 2.8 percent in 2001.

Steam

Con Edison of New York's steam operating revenues increased $51.6 million in 2001 compared with 2000, reflecting primarily increased purchased steam and fuel costs (see "Recoverable Energy Costs" in Note A to the financial statements). Steam operating income increased $2.3 million in 2001 compared with 2000, reflecting an October 2000 rate increase of $16.6 million.

Steam sales volume decreased 5.3 percent in 2001 and increased 0.8 percent in 2000. The decrease in 2001 reflects the mild 2001 winter weather compared with 2000. After adjusting for variations, principally weather and billing days, in each period, steam sales volume decreased 2.7 percent in 2001.

Taxes Other Than Income Taxes

The principal components of and variations in operating taxes were:

	Increase/(Decrease)
	2001 Amount		2001 compared to 2000

	(Millions of Dollars)
Property taxes	$620.4		$33.6
State and local taxes related to revenue receipts	364.5		(19.2)
Payroll taxes	56.2		1.1
Other taxes	26.3		3.5

Total	$1,067.4	*	$19.0

*Including sales tax on customers' bills, total taxes other than income taxes billed to customers in 2001 were $1,414.4 million.

Other Income

Other income increased $0.9 million in 2001 compared with 2000, due principally to deferred federal income tax credits realized, offset by a write-off in 2001 of an investment of $10.2 million in the New York City Discovery Fund.

Net Interest Charges

Net interest charges increased $16.0 million in 2001, compared with 2000, reflecting principally $28.4 million of increased interest expense for Con Edison of New York related to long-term borrowings, offset in part by a decrease of $8.4 million related to short-term borrowings and $7.0 million of interest accrued on the net after tax gain from generation divestiture prior to regulatory disposition of the gain in 2000. See Note I to the financial statements.

Income Tax

Federal income tax increased $19.7 million in 2001, reflecting the change in income before tax, deductions related to removal costs and tax credits. State income taxes increased $117.5 million in 2001 compared with 2000 as the result of the change in New York State tax law, offset by a corresponding increase in other operating revenues for taxes no longer applicable but still being recovered through rates. See Notes A and J to the financial statements.

MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS—ORANGE AND ROCKLAND UTILITIES, INC.

Orange and Rockland Utilities, Inc. (O&R or the Company), a wholly-owned subsidiary of Consolidated Edison, Inc. (Con Edison), meets the conditions specified in General Instruction I of Form 10-K and is permitted to use the reduced disclosure format for wholly-owned subsidiaries of companies, like Con Edison, that are reporting companies under the Securities Exchange Act of 1934. Accordingly, this O&R Management's Narrative Analysis of Results of Operations is included in this report, and O&R has omitted from this report the information called for by Part II, Item 7 of Form 10-K (Management's Discussion and Analysis of Financial Condition and Results of Operations).

This narrative analysis should be read in conjunction with the accompanying consolidated financial statements of O&R and its subsidiaries and the notes thereto. Information in the notes referred to in this narrative analysis is hereby incorporated by reference herein. The use of terms such as "see" or "refer to" shall be deemed to incorporate by reference into this narrative analysis the information to which reference is made.

O&R'S BUSINESS

O&R is a regulated utility that, along with its regulated utility subsidiaries, provides electric service to over 285,000 customers in southeastern New York and in adjacent sections of New Jersey and northeastern Pennsylvania and gas service to over 120,000 customers in southeastern New York and northeastern Pennsylvania.

RESULTS OF OPERATIONS – SUMMARY

O&R's net income for common stock for the year ended December 31, 2002, was $44.9 million, $4.7 million higher than the corresponding 2001 period. The increase in the Company's net income was attributable primarily to higher electric sales volumes due to warmer than normal weather, customer growth and higher average usage, which produced an additional $7.3 million of net electric revenues (operating revenues less purchased power costs). While firm gas volumes were down slightly, gas net revenues increased by $0.8 million due primarily to incentives earned from interruptible and off-system gas sales. Income taxes and revenue taxes decreased by $3.2 million due to lowered tax rates in New York. The higher net revenues and lower taxes were partially offset by $4.9 million in higher interest charges that resulted from a change by the New Jersey Board of Public Utilities (NJBPU) to the carrying charges allowed on the Company's deferred purchased power balance in New Jersey. This expense was offset in part by lower net financing costs of $1.4 million. Operation and maintenance costs increased by $1.2 million and depreciation charges were $1.2 million higher.

See "Results of Operations—Business Segments" below for further analysis of earnings.

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

Accounting for Regulated Public Utilities—SFAS No. 71

O&R is a regulated public utility subject to Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation," and, in accordance with SFAS No. 71, is subject to the accounting requirements and rate making practices of the Federal Energy Regulatory Commission (FERC) and state public utility regulatory authorities having jurisdiction.

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

Accounting for Pensions and Other Postretirement Benefits

O&R and its subsidiaries provide pension and other postretirement benefits to substantially all employees and retirees. The Company accounts for these benefits in accordance with SFAS No. 87, "Employers' Accounting for Pensions" and SFAS No. 106, "Employers' Accounting for Postretirement Benefits other than Pensions." In applying these accounting policies, the Company has made critical estimates related to actuarial assumptions, including assumptions of expected returns on plan assets, future compensation and health care cost trends, and appropriate discount rates. See Notes D and E to the financial statements for information about these assumptions, actual performance, amortization of investment and other actuarial gains and losses and calculated plan costs for 2002, 2001 and 2000. Plan expense or credit in future periods will depend on the assumptions the Company makes and the actual performance of the pension fund.

In accordance with SFAS No. 71 and consistent with rate provisions approved by the applicable state public utility authorities, O&R defers as a regulatory asset or regulatory liability, any difference between expenses recognized under SFAS No. 87 and the amounts reflected in rates for such expenses.

An actuarial valuation of Con Edison's pension plan's funded status (which applies to both Con Edison of New York and O&R) was performed as of December 31, 2002. The valuation showed that the fair value of the pension plan assets exceeded its Accumulated Benefit Obligation (ABO) at December 31, 2002. However, the fair market value of Con Edison's pension plan assets could fall below the plan's ABO in future years. In that event, O&R would be required, under SFAS No. 87 and SFAS No. 132, "Employers' Disclosures about Pension and Postretirement Benefits," to accrue a liability equal in the amount to the difference between the fair value of the plan assets and the ABO, less its accrued pension liability through a charge to other comprehensive income (OCI). The charge to OCI, which would be net of taxes, would not affect O&R's net income.

Accounting for Contingencies

SFAS No. 5, "Accounting for Contingencies," applies to an existing condition, situation or set of circumstances involving uncertainty as to possible loss that will ultimately be resolved when one or more future events occur or fail to occur. The Company's known material contingencies include workers' compensation claims, and its responsibility for hazardous substances, such as asbestos, polychlorinated biphenyls (PCBs) and coal tar, that have been used or generated in the course of its operations. See Note F to the financial statements. In accordance with SFAS No. 5, the Company has accrued estimates of its losses relating to the contingencies as to which loss is probable and can be reasonably estimated, and no liability has been accrued for contingencies as to which the loss is not probable or cannot be reasonably estimated.

RESULTS OF OPERATIONS

The Company's results of operations (which were discussed above under "Results of Operations—Summary") are discussed below for each of its business segments. The Company's principal business segments are its electric and gas utility businesses. For additional information about its business segments, see Note P to the financial statements.

Electric

Electric operating revenues decreased $62.9 million during 2002 compared to 2001. This decrease was primarily the result of lower purchased power costs and tax recoveries in 2002. See "Recoverable Energy Costs" in Note A to the financial statements.

Electric sales volumes in 2002 increased 5.8 percent compared to 2001 due to warmer than normal summer weather, customer growth and higher average usage. After adjusting for weather variations, total electricity sales volumes were 3.2 percent higher in 2002. Net electric revenues (operating revenues less purchased power) were $7.3 million higher in 2002 than in 2001.

Purchased power costs decreased $70.2 million during 2002 compared to 2001, reflecting decreases in the unit cost of purchased power and increased volumes of electricity purchased by customers from other suppliers, partially offset by higher energy usage by full-service customers.

Electric operating income increased $7.3 million in 2002 as compared to 2001. This increase reflects the impact of higher net electric revenues along with lower New York state and local income and revenue taxes, offset in part by higher operation and maintenance charges and depreciation costs.

Gas

Gas operating revenues decreased $39.0 million in 2002 as compared to 2001. This decrease was primarily the result of lower gas costs and sales to firm customers in 2002. See "Recoverable Energy Costs" in Note A to the financial statements.

Total firm gas sales volumes in 2002 decreased 1.1 percent compared to 2001. Revenues from gas sales in New York are subject to a weather normalization clause that moderates, but does not eliminate, the effect of weather-related changes on net income. After adjusting for weather variations in each period, total firm sales and transportation volumes were 0.3 percent lower for 2002 compared to 2001. Net gas revenues (operating revenues less purchased gas) were $0.7 million higher in 2002 due primarily to incentives earned from interruptible and off-system gas sales.

The cost of gas purchased for resale was $39.8 million less in 2002 than in 2001, reflecting lower sales volumes and unit costs.

Decreased gas revenues also reflect the reduced requirement for the Company to buy gas for resale because of an increase in the purchase of gas by customers from other suppliers.

Gas operating income increased by $1.4 million in 2002, compared to 2001, due primarily to higher net revenues and lower operations and maintenance expenses, offset in part by lower late payment charge revenues and higher depreciation.

Other Operations and Maintenance

Other operations and maintenance expense increased $1.2 million in 2002 compared to 2001. The increase was attributable primarily to higher electric transmission and distribution expenditures, partially offset by lower customer bad debt and collections expense.

Taxes Other Than Income Taxes

Taxes other than income taxes decreased by $1.5 million in 2002 compared to 2001. The decrease was primarily the result of lower New York State revenue taxes of $2.7 million, which resulted from reduced tax rates and lower energy costs billed to customers. Partially offsetting this decrease were higher property taxes of $0.9 million.

The principal components of, and variations, in operating taxes were:

	Increase/(Decrease)
	2002 Amount		2002 compared to 2001

	(Millions of Dollars)
Property taxes	$27.3		$0.9
State and local taxes related to revenue receipts	21.2		(2.7)
Payroll taxes	3.8		0.1
Other taxes	0.1		0.2

Total	$52.4	*	$(1.5)
*	Including sales tax on customers' bills, total taxes other than income taxes, billed to customers in 2002 was $70.8 million.

Net Interest Charges

Interest charges increased by $4.1 million in 2002 compared to 2001, primarily as a result of a change by the NJBPU in the carrying charges allowed on the Company's deferred purchased power balance in New Jersey ($4.9 million) and lower allowance for borrowed funds used during construction ($0.6 million). These expenses were offset in part by lower net financing costs of $1.4 million that resulted from lower average debt balances and interest rates in 2002.

Income Taxes

Income taxes decreased by $1.6 million in 2002 compared to 2001, reflecting primarily lower state income taxes. State income taxes decreased primarily as a result of a 0.5 percent reduction in the New York State tax rate. Excluding certain taxes in New York that are reconciled to amounts included in rates, income taxes increased by $1.7 million due primarily to higher operating income in 2002.

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

O&R

O&R's primary financial market risks are interest rate risk, commodity price risk, credit risk and investment risk.

Interest Rate Risk

The interest rate risk relates primarily to variable rate debt and to new debt financing needed to fund capital requirements, including utility construction expenditures and maturing debt securities. O&R and its subsidiaries manage interest rate risk through the issuance of mostly fixed-rate debt with varying maturities and through opportunistic refinancing of debt. The Company estimates that, as of December 31, 2002, a 10 percent variation in interest rates applicable to its variable rate debt of $45.0 million would result in a change in annual interest expense of $0.1 million.

In addition, O&R and its subsidiaries from time to time enter into derivative financial instruments to hedge interest rate risk on certain debt securities. See Note P to the financial statements.

Commodity Price Risk

O&R's commodity price risk relates primarily to the purchase and sale of electricity and gas that the Company delivers to its customers. The Company has risk management strategies to mitigate its related exposure and uses derivative instruments to hedge this price risk. See Note P to the financial statements.

In general, the rates O&R and its subsidiaries charge customers for electric and gas service fluctuate with the cost of purchased power, gas purchased for resale and fuel used in the generation of electricity, including gains or losses on certain derivative instruments and related transaction costs. See "Recoverable Energy Costs" in Note A to the financial statements.

O&R estimates that, as of December 31, 2002, a 10 percent change in market prices would result in a change in fair value of $1.7 million for the derivative instruments used by it to hedge purchases of electricity and gas. The Company expects that any such change in fair value would be largely offset by directionally opposite changes in the cost of the electricity and gas purchased.

Credit Risk

O&R is exposed to credit risk related to over-the-counter transactions entered into primarily for various energy supply and hedging activities. Credit risk is the loss that may result from a counterparty's nonperformance. The Company uses credit policies to manage its credit risk, including an established credit approval process, monitoring of counterparty limits, master netting agreements, and credit mitigation measures such as margin, collateral, or prepayment arrangements.

Investment Risk

O&R's investment risk relates to the investment of the assets in the Company's pension and other postretirement benefit plans. See "Critical Accounting Policies—Accounting for Pensions and Other Postretirement Benefits," in Part II Item 7.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All other schedules are omitted because they are not applicable or the required information is shown in financial statements or notes thereto.

B. Supplementary Financial Information

Selected Quarterly Financial Data for the years ended December 31, 2002 and 2001 (Unaudited)

	2002
Con Edison	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

	(Millions of Dollars)
Operating revenues	$2,036.4	$1,849.0	$2,539.5	$2,057.0
Operating income	257.5	200.1	386.3	216.2
Income for common stock before cumulative effect of changes in accounting principles	166.6	97.6	283.7	120.2
Cumulative effect of changes in accounting principles	20.2	-	-	1.9
Net income for common stock	146.4	97.6	283.7	118.3
Basic earnings per common share before cumulative effect of changes in accounting principles	$0.78	$0.46	$1.34	$0.56
Cumulative effect of changes in accounting principles	0.10	-	-	0.01
Basic earnings per common share after cumulative effect of changes in accounting principles	$0.68	$0.46	$1.34	$0.55
Diluted earnings per common share before cumulative effect of changes in accounting principles	$0.78	$0.46	$1.33	$0.56
Cumulative effect of changes in accounting principles	0.10	-	-	0.01
Diluted earnings per common share after cumulative effect of changes in accounting principles	$0.68	$0.46	$1.33	$0.55
	2001

	(Millions of Dollars)
Operating revenues	$2,761.9	$2,112.2	$2,627.6	$1,887.1
Operating income	286.5	215.8	386.4	238.9
Net income for common stock	179.1	100.7	277.3	125.1
Basic earnings per common share	$0.84	$0.48	$1.31	$0.59
Diluted earnings per common share	$0.84	$0.48	$1.30	$0.59

In the opinion of Con Edison, these quarterly amounts include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation.

	2002
Con Edison of New York	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

	(Millions of Dollars)
Operating revenues	$1,759.1	$1,568.2	$2,180.2	$1,716.5
Operating income	229.7	185.8	352.0	186.6
Net income for common stock	150.7	97.2	258.7	98.8
	2001

	(Millions of Dollars)
Operating revenues	$2,438.9	$1,755.4	$2,297.0	$1,630.9
Operating income	267.6	199.1	366.5	213.3
Net income for common stock	171.8	102.9	269.0	105.8

In the opinion of Con Edison of New York, these quarterly amounts include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation.

	2002
O&R	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

	(Millions of Dollars)
Operating revenues	$156.0	$144.6	$179.2	$154.5
Operating income	18.6	12.4	24.3	16.4
Net income for common stock	12.4	7.1	18.9	6.5
	2001

	(Millions of Dollars)
Operating revenues	$229.4	$171.6	$195.7	$139.6
Operating income	19.2	9.4	21.5	12.9
Net income for common stock	13.2	3.8	16.8	6.4

In the opinion of O&R, these quarterly amounts include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of Consolidated Edison, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Consolidated Edison, Inc. and its subsidiaries (the company) at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
New York, NY
February 20, 2003

Consolidated Edison, Inc.

CONSOLIDATED BALANCE SHEET

	As at
	December 31, 2002	December 31, 2001

	(Thousands of Dollars)
ASSETS
UTILITY PLANT, AT ORIGINAL COST (Note A)
Electric	$11,568,262	$11,145,400
Gas	2,530,230	2,405,730
Steam	767,831	758,600
General	1,434,407	1,354,099

TOTAL	16,300,730	15,663,829
Less: Accumulated depreciation	4,669,748	4,472,994

NET	11,630,982	11,190,835
Construction work in progress	988,662	654,107

NET UTILITY PLANT	12,619,644	11,844,942

NON-UTILITY PLANT (Note A)
Unregulated generating assets, less accumulated depreciation of $30,166 and $21,289 in 2002 and 2001, respectively	221,894	131,652
Non-utility property, less accumulated depreciation of $19,476 and $10,902 in 2002 and 2001, respectively	140,017	53,885
Construction work in progress	347,620	264,784

NET PLANT	13,329,175	12,295,263

CURRENT ASSETS
Cash and temporary cash investments (Note A)	117,858	271,348
Restricted cash	14,579	87,985
Funds held for the redemption of long-term debt	275,121	-
Accounts receivable - customers, less allowance for uncollectible accounts of $34,692 and $34,775 in 2002 and 2001, respectively	682,989	586,573
Accrued unbilled revenue (Note A)	54,109	47,654
Other receivables	169,203	99,155
Fuel, at average cost	22,745	18,216
Gas in storage, at average cost	80,520	111,507
Materials and supplies, at average cost	92,186	90,976
Prepayments	72,674	78,363
Other current assets	125,116	106,193

TOTAL CURRENT ASSETS	1,707,100	1,497,970

INVESTMENTS (Note A)	235,464	216,845
DEFERRED CHARGES, REGULATORY ASSETS AND NONCURRENT ASSETS
Goodwill (Note K)	405,802	439,944
Intangible asset, less accumulated amortization of $9,712 and $5,953 in 2002 and 2001, respectively	82,023	85,783
Accrued pension credits (Note D)	1,024,244	697,807
Regulatory assets
Future federal income tax (Notes A and L)	667,259	659,890
Recoverable energy costs (Note A)	322,250	209,262
Sale of nuclear generating plant (Note I)	127,231	174,804
Real estate sale costs - First Avenue properties	134,353	105,407
Deferred retirement program costs	83,972	81,796
Deferred unbilled gas revenue	43,594	43,594
Deferred environmental remediation costs (Note F)	83,102	62,559
Workers' compensation (Note F)	55,866	62,109
Deferred asbestos - related costs (Note F)	37,700	4,000
Divestiture - capacity replacement reconciliation (Note I)	28,850	58,850
Deferred revenue taxes	78,141	41,256
World Trade Center restoration costs (Note Q)	62,856	32,933
Other	115,115	80,699

TOTAL REGULATORY ASSETS	1,840,289	1,617,159

Other deferred charges and noncurrent assets	196,213	183,684

TOTAL DEFERRED CHARGES, REGULATORY ASSETS AND NONCURRENT ASSETS	3,548,571	3,024,377

TOTAL ASSETS	$18,820,310	$17,034,455

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.

CONSOLIDATED BALANCE SHEET

	As at
	December 31, 2002	December 31, 2001

	(Thousands of Dollars)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION (see Statement of Capitalization and Note B)
Common shareholders' equity	$5,921,079	$5,666,268
Preferred stock	212,563	212,563
Long-term debt	6,168,430	5,501,217

TOTAL CAPITALIZATION	12,302,072	11,380,048

MINORITY INTERESTS	8,907	9,522
NONCURRENT LIABILITIES
Obligations under capital leases (Note J)	38,487	41,088
Accumulated provision for injuries and damages (Note F)	197,483	175,665
Pension and benefits reserve	206,000	187,366
Superfund and other environmental costs (Note F)	142,800	132,254
Other noncurrent liabilities	48,688	53,335

TOTAL NONCURRENT LIABILITIES	633,458	589,708

CURRENT LIABILITIES
Long-term debt due within one year	472,631	310,950
Preferred stock to be redeemed in one year	-	37,050
Notes payable	161,680	343,722
Accounts payable	918,586	678,876
Customer deposits	221,476	214,121
Accrued taxes	100,436	145,742
Accrued interest	93,765	80,238
System benefit charge	26,980	30,024
Independent power producer buyout	32,700	33,750
Accrued wages	82,443	77,131
Other current liabilities	196,306	192,618

TOTAL CURRENT LIABILITIES	2,307,003	2,144,222

DEFERRED CREDITS AND REGULATORY LIABILITIES
Accumulated deferred income tax (Note L)	2,575,646	2,236,210
Accumulated deferred investment tax credits (Note A)	111,760	118,350
Regulatory liabilities
NYISO reconciliation (Note A)	106,908	92,504
World Trade Center casualty loss (Note Q)	78,787	81,483
Gain on divestiture (Note I)	42,407	59,030
Deposit from sale of First Avenue properties	50,000	50,000
Refundable energy costs	43,651	45,008
Accrued electric rate reduction (Note A)	38,018	38,018
DC service incentive	35,293	28,455
Transmission congestion contracts	124,809	4,896
Gas rate plan - World Trade Center recovery	36,319	-
Electric excess earnings	40,000	-
Other	282,278	156,735

TOTAL REGULATORY LIABILITIES	878,470	556,129

Other deferred credits	2,994	266

TOTAL DEFERRED CREDITS AND REGULATORY LIABILITIES	3,568,870	2,910,955

TOTAL CAPITALIZATION AND LIABILITIES	$18,820,310	$17,034,455

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.

CONSOLIDATED INCOME STATEMENT

	For the Years Ended December 31,
	2002	2001	2000

	(Thousands of Dollars)
OPERATING REVENUES (Note A)
Electric	$6,250,896	$6,887,863	$6,938,128
Gas	1,204,033	1,465,956	1,261,970
Steam	404,044	503,736	452,135
Non-utility	622,887	531,244	664,991

TOTAL OPERATING REVENUES	8,481,860	9,388,799	9,317,224

OPERATING EXPENSES
Purchased power	3,180,394	3,380,274	3,536,274
Fuel	288,741	393,831	350,816
Gas purchased for resale	596,606	860,102	789,080
Other operations	961,865	1,066,572	1,140,832
Maintenance	387,287	430,291	458,046
Depreciation and amortization (Note A)	494,553	526,121	586,407
Taxes, other than income taxes (Note A)	1,114,205	1,139,518	1,121,843
Income taxes (Notes A and L)	398,072	464,532	317,790

TOTAL OPERATING EXPENSES	7,421,723	8,261,241	8,301,088

OPERATING INCOME	1,060,137	1,127,558	1,016,136

OTHER INCOME (DEDUCTIONS)
Investment income (Note A)	2,447	8,568	8,476
Allowance for equity funds used during construction (Note A)	9,969	1,281	1,299
Other income	48,010	(4,442)	19,616
Other income deductions	(20,106)	(28,171)	(52,276)
Income taxes (Notes A and L)	21,680	21,921	10,622

TOTAL OTHER INCOME (DEDUCTIONS)	62,000	(843)	(12,263)

INCOME BEFORE INTEREST CHARGES	1,122,137	1,126,715	1,003,873

Interest on long-term debt	385,323	396,948	363,994
Other interest	60,984	41,823	49,527
Allowance for borrowed funds used during construction (Note A)	(4,725)	(7,891)	(6,076)

NET INTEREST CHARGES	441,582	430,880	407,445

INCOME BEFORE PREFERRED STOCK DIVIDENDS	680,555	695,835	596,428

PREFERRED STOCK DIVIDEND REQUIREMENTS	12,458	13,593	13,593

INCOME BEFORE CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES	668,097	682,242	582,835

CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES (NET OF INCOME TAXES OF $15,259)	22,061	-	-

NET INCOME FOR COMMON STOCK	$646,036	$682,242	$582,835

EARNINGS PER COMMON SHARE - BASIC
Before cumulative effect of changes in accounting principles	$3.14	$3.22	$2.75

Cumulative effect of changes in accounting principles	$0.11	$-	$-

After cumulative effect of changes in accounting principles	$3.03	$3.22	$2.75

EARNINGS PER COMMON SHARE - DILUTED
Before cumulative effect of changes in accounting principles	$3.13	$3.21	$2.74

Cumulative effect of changes in accounting principles	$0.11	$-	$-

After cumulative effect of changes in accounting principles	$3.02	$3.21	$2.74

DIVIDENDS DECLARED PER SHARE OF COMMON STOCK	$2.22	$2.20	$2.18

AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC	212,989,784	212,146,750	212,186,412

AVERAGE NUMBER OF SHARES OUTSTANDING - DILUTED	214,049,653	212,919,524	212,417,885

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.

CONSOLIDATED STATEMENT OF RETAINED EARNINGS

	For the Years Ended December 31,
	2002	2001	2000

	(Thousands of Dollars)
BALANCE, JANUARY 1	$5,251,017	$5,040,931	$4,921,089
Less: Stock options exercised	3,849	5,430	1,026
Orange & Rockland purchase accounting adjustment	-	-	(46)
Income before preferred stock dividends	680,555	695,835	596,428
Less: Cumulative effect of changes in accounting principles	22,061	-	-

NET INCOME AFTER CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES	658,494	695,835	596,428

TOTAL	5,905,662	5,731,336	5,516,445

DIVIDENDS DECLARED ON CAPITAL STOCK
Cumulative preferred, at required annual rates	12,458	13,593	13,593
Common, $2.22, $2.20 and $2.18 per share, respectively	472,767	466,726	461,921

TOTAL DIVIDENDS DECLARED	485,225	480,319	475,514

BALANCE, DECEMBER 31	$5,420,437	$5,251,017	$5,040,931

Consolidated Edison, Inc.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2002	2001	2000

	(Thousands of Dollars)
NET INCOME FOR COMMON STOCK	$646,036	$682,242	$582,835
OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAXES
Investment in marketable equity securities, net of ($854), ($703) and ($454) taxes in 2002, 2001 and 2000, respectively	(1,218)	(808)	(843)
Minimum pension liability adjustments, net of ($2,536), ($1,680) and ($703) taxes in 2002, 2001 and 2000, respectively	(3,668)	(2,095)	(1,304)
Unrealized gains/(losses) on derivatives qualified as hedges due to cumulative effect of a change in accounting principle, net of ($5,635) taxes in 2001	-	(8,002)	-
Unrealized gains/(losses) on derivatives qualified as hedges, net of $12,718 and ($21,901) taxes in 2002 and 2001, respectively	18,361	(31,191)	-
Less: Reclassification adjustment for gains/(losses) included in net income, net of ($1,662) and ($10,291) taxes in 2002 and 2001, respectively	(2,334)	(14,807)	-

TOTAL OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAXES	15,809	(27,289)	(2,147)

COMPREHENSIVE INCOME	$661,845	$654,953	$580,688

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Years Ended December 31,
	2002	2001	2000

	(Thousands of Dollars)
OPERATING ACTIVITIES
Income before preferred stock dividends	$680,555	$695,835	$596,428
PRINCIPAL NON-CASH CHARGES (CREDITS) TO INCOME
Depreciation and amortization	494,553	526,121	586,407
Deferred income tax (excluding taxes resulting from divestiture of plant)	301,183	5,629	177,736
Common equity component of allowance for funds used during construction	(9,969)	(1,281)	(1,299)
Accrued pension costs (net of capitalized amounts)	(262,273)	(259,107)	(201,666)
Other non-cash charges	65,012	33,551	(11,316)
CHANGES IN ASSETS AND LIABILITIES NET OF EFFECTS OF DIVESTITURE OF UTILITY PLANTS AND PURCHASE OF THE LAKEWOOD PROJECT IN 2001 AND 2000, RESPECTIVELY
Accounts receivable - customers, less allowance for uncollectibles	(96,416)	296,611	(262,799)
Materials and supplies, including fuel and gas in storage	25,248	(20,086)	(19,980)
Prepayments, other receivables and other current assets	(89,948)	119,525	(131,203)
Recoverable energy costs	(112,989)	130,231	(221,804)
Accounts payable	239,711	(353,601)	402,861
Retiree benefit reserve	18,634	6,393	26,284
Accrued taxes	(45,306)	81,399	45,956
Accrued interest	13,527	(5,038)	25,215
Deferred charges and regulatory assets	(94,018)	(46,379)	11,566
Deferred credits and regulatory liabilities	192,937	45,830	(56,563)
Transmission congestion contracts	119,913	4,896	-
Other assets	29,324	176,261	240,624
Other liabilities	35,643	151,179	135,986

NET CASH FLOWS FROM OPERATING ACTIVITIES	1,505,321	1,587,969	1,342,433

INVESTING ACTIVITIES
Utility construction expenditures	(1,216,097)	(1,103,823)	(1,002,607)
Cost of removal less salvage	(123,966)	(101,163)	(130,895)
Non-utility construction expenditures	(276,661)	(153,921)	(182,602)
Common equity component of allowance for funds used during construction	9,969	1,281	1,299
Nuclear fuel expenditures	-	(6,111)	(27,357)
Contributions to nuclear decommissioning trust	-	(89,185)	(21,301)
Payment for purchase of the Lakewood Project, net of cash and cash equivalents	-	-	(98,090)
Divestiture of utility plants (net of federal income tax)	-	671,473	-
Investments by unregulated subsidiaries	(19,197)	(157,500)	(33,363)
Demolition and remediation costs for First Avenue properties	(2,161)	(2,398)	(101,935)
Deposit from sale of First Avenue properties	-	-	50,000

NET CASH FLOWS USED IN INVESTING ACTIVITIES	(1,628,113)	(941,347)	(1,546,851)

FINANCING ACTIVITIES
Repurchase of common stock	-	-	(68,531)
Net proceeds/(repayments) from/of short-term debt	(182,042)	39,720	(265,031)
Issuance of long-term debt	1,125,000	722,600	1,030,000
Retirement of long-term debt	(300,000)	(309,590)	(403,230)
Redemption of preferred stock	(37,050)	-	-
Issuance of common stock	25,098	-	-
Advance refunding of long-term debt	(275,121)	(328,150)	-
Issuance and refunding costs	(16,365)	(23,218)	(5,468)
Common stock dividends	(430,700)	(469,755)	(460,177)
Preferred stock dividends	(12,924)	(13,724)	(13,367)

NET CASH FLOWS USED IN FINANCING ACTIVITIES	(104,104)	(382,117)	(185,804)

CASH AND TEMPORARY CASH INVESTMENTS:

NET CHANGE FOR THE PERIOD	(226,896)	264,505	(390,222)

BALANCE AT BEGINNING OF PERIOD	$359,333	$94,828	$485,050

BALANCE AT END OF PERIOD	$132,437	$359,333	$94,828

LESS: RESTRICTED CASH	14,579	87,985	-
BALANCE: CASH AND TEMPORARY CASH INVESTMENTS	$117,858	$271,348	$94,828

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$389,293	$398,861	$351,165
Income taxes	225,933	217,175	136,573
Business Acquisitions
Assets	$-	$-	$225,462
Purchase price in excess of net assets acquired	-	-	66,336

Total assets	-	-	291,798

Long-term debt, minority interest and liability assumed	-	-	193,708

Net cash used in acquisitions	$-	$-	$98,090

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.

CONSOLIDATED STATEMENT OF CAPITALIZATION

	Shares outstanding
	December 31, 2002	December 31, 2001	Years Ended December 31,
			2002	2001

			(Thousands of Dollars)
COMMON SHAREHOLDERS' EQUITY (NOTE B)
Common stock	213,932,934	212,257,244	$1,550,861	$1,482,341
Retained earnings			5,420,437	5,251,017
Treasury stock, at cost: 23,210,700, shares and 23,230,850 shares at December 31, 2002 and 2001, respectively			(1,001,242)	(1,002,107)
Capital stock expense			(35,350)	(35,547)
ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)
Investment in marketable equity securities, net of ($2,011) and ($1,157) taxes in 2002 and 2001, respectively			(2,869)	(1,651)
Minimum pension liability adjustments, net of ($4,919) and ($2,383) taxes in 2002 and 2001, respectively			(7,067)	(3,399)
Unrealized gains/(losses) on derivatives qualified as hedges arising during the period due to cumulative effect of a change in accounting principle, net of ($5,635) taxes in 2001			-	(8,002)
Unrealized gains/(losses) on derivatives qualified as hedges, net of ($14,818) and ($21,901) taxes in 2002 and 2001, respectively			(20,832)	(31,191)
Less: Reclassification adjustment for gains/(losses) included in net income, net of ($11,953) and ($10,291) taxes in 2002 and 2001, respectively			(17,141)	(14,807)

TOTAL ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAXES			(13,627)	(29,436)

TOTAL COMMON SHAREHOLDERS' EQUITY			5,921,079	5,666,268

PREFERRED STOCK (NOTE B)
Subject to mandatory redemption Cumulative Preferred, $100 par value, 6 1/8% Series J	-	370,500	-	37,050

TOTAL SUBJECT TO MANDATORY REDEMPTION			-	37,050

OTHER PREFERRED STOCK
$5 Cumulative Preferred, without par value, authorized 1,915,319 shares	1,915,319	1,915,319	175,000	175,000
Cumulative Preferred, $100 par value, authorized 6,000,000 shares*
4.65% Series C	153,296	153,296	15,330	15,330
4.65% Series D	222,330	222,330	22,233	22,233

TOTAL OTHER PREFERRED STOCK			212,563	212,563

TOTAL			212,563	249,613
Less: Preferred stock due within one year			-	37,050

TOTAL PREFERRED STOCK			$212,563	$212,563

*
Represents total authorized shares of cumulative preferred stock, $100 par value, including preferred stock subject to mandatory redemption.

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.

CONSOLIDATED STATEMENT OF CAPITALIZATION

Long-term debt (Note B)			At December 31,
	Interest Rate
Maturity		Series	2002	2001

			(Thousands of Dollars)
DEBENTURES:
2002	6 5/8	1993C	$-	$150,000
2002	2.06*	1997A	-	150,000
2003	6 3/8	1993D	150,000	150,000
2003	6.56	1993D	35,000	35,000
2004	7 5/8	1992B	150,000	150,000
2005	6 5/8	1995A	100,000	100,000
2005	6 5/8	2000C	350,000	350,000
2007	6.45	1997B	330,000	330,000
2007	7 1/8	1997J	20,000	20,000
2008	6 1/4	1998A	180,000	180,000
2008	6.15	1998C	100,000	100,000
2009	7.15	1999B	200,000	200,000
2010	8 1/8	2000A	325,000	325,000
2010	7 1/2	2000A	55,000	55,000
2010	7 1/2	2000B	300,000	300,000
2012	5 5/8	2002A	300,000	-
2013	4 7/8	2002B	500,000	-
2023	7 1/2	1993G	380,000	380,000
2026	7 3/4	1996A	100,000	100,000
2027	6 1/2	1997F	80,000	80,000
2028	7.1	1998D	105,000	105,000
2028	6.9	1998D	75,000	75,000
2029	7 1/8	1994A	150,000	150,000
2029	7.0	1999G	45,000	45,000
2039	7.35	1999A	275,000	275,000
2041	7 1/2	2001A	400,000	400,000
2042	7 1/4	2002A	325,000	-

TOTAL DEBENTURES			5,030,000	4,205,000

TAX-EXEMPT DEBT - NOTES ISSUED TO NEW YORK STATE ENERGY RESEARCH AND DEVELOPMENT AUTHORITY FOR FACILITIES REVENUE BONDS:
2014	6.09	1994**	55,000	55,000
2015	1.45	1995**	44,000	44,000
2020	5 1/4	1993B	127,715	127,715
2020	6.10	1995A	128,285	128,285
2022	5 3/8	1993C	19,760	19,760
2028	6.00	1993A	101,000	101,000
2029	7 1/8	1994A	100,000	100,000
2034	1.35***	1999A	292,700	292,700
2036	4.70	2001A****	232,302	224,600
2036	1.37***	2001B	98,000	98,000

TOTAL TAX-EXEMPT DEBT			1,198,762	1,191,060

SUBORDINATED DEFERRABLE INTEREST DEBENTURES:
2031	7 3/4	1996A	275,000	275,000

OTHER LONG-TERM DEBT			164,350	167,845
UNAMORTIZED DEBT DISCOUNT			(27,051)	(26,738)

TOTAL			6,641,061	5,812,167
LESS: LONG-TERM DEBT DUE WITHIN ONE YEAR			472,631	310,950

TOTAL LONG-TERM DEBT			6,168,430	5,501,217

TOTAL CAPITALIZATION			$12,302,072	$11,380,048

*
2.06% rate shown for the period March 15, 2002 - June 14, 2002.

**
Issued for O&R pollution control financing.

***
Rates reset weekly, quarterly or by auction held every 35 days; December 31, 2002 rate shown.

****
See Note O

The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

These notes form an integral part of the accompanying consolidated financial statements of Consolidated Edison, Inc. (Con Edison) and its subsidiaries.

Con Edison

Con Edison is a holding company that provides a wide range of energy-related and telecommunications services to its customers through its regulated and unregulated subsidiaries. Con Edison's core business is energy distribution and it is also pursuing related growth opportunities in competitive businesses.

Con Edison's principal subsidiary is Consolidated Edison Company of New York, Inc. (Con Edison of New York), a regulated utility that provides electric service to over 3.1 million customers and gas service to approximately 1.1 million customers in New York City and Westchester County. It also provides steam service in parts of Manhattan.

Orange and Rockland Utilities, Inc. (O&R), a regulated utility that Con Edison acquired in July 1999, provides electric service to over 285,000 customers in southeastern New York and in adjacent sections of New Jersey and northeastern Pennsylvania. O&R also provides gas service to over 120,000 customers in southeastern New York and northeastern Pennsylvania.

Con Edison has four unregulated subsidiaries: Consolidated Edison Solutions, Inc. (Con Edison Solutions), a retail energy services company that sells electricity, gas and energy-related services to delivery customers of utilities, including Con Edison of New York and O&R; Consolidated Edison Energy, Inc. (Con Edison Energy), a wholesale energy supply company; Consolidated Edison Development, Inc. (Con Edison Development), a company that owns and operates generating plants and energy and other infrastructure projects; and Con Edison Communications, LLC (Con Edison Communications), a company that builds and operates fiber optic networks to provide telecommunications services. The unregulated subsidiaries participate in competitive energy supply and services businesses that are subject to different risks than those found in the businesses of the regulated utility subsidiaries.

Note A - Summary of Significant Accounting Policies

Principles of Consolidation

Con Edison's consolidated financial statements include the accounts of Con Edison and its consolidated subsidiaries, including the regulated utilities, Con Edison of New York and O&R. All intercompany balances and transactions have been eliminated.

Accounting Policies

The accounting policies of Con Edison and its subsidiaries conform to accounting principles generally accepted in the United States of America. For regulated public utilities, like Con Edison of New York and O&R, accounting principles generally accepted in the United States of America include the Financial Accounting Standards Board's (FASB) Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation," and, in accordance with SFAS No. 71, the accounting requirements of the Federal Energy Regulatory Commission (FERC) and the state public utility regulatory commissions having jurisdiction.

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

Con Edison's principal regulatory assets and liabilities are detailed on the consolidated balance sheet. The company is receiving or being credited with a return on all of its regulatory assets for which a cash outflow has been made, and is paying or being charged with a return on all of its regulatory liabilities for which a cash inflow has been received. The company's regulatory assets and liabilities will be recovered from customers, or applied for customer benefit, in accordance with rate provisions approved by the applicable public utility regulatory commission.

The standards in SFAS No. 101, "Regulated Enterprises - Accounting for the Discontinuation of Application of the FASB Statement No. 71," have been applied to Con Edison's regulated electric supply business, including electric generating assets (see Note I) and non-utility generator (NUG) contracts (see Note H) and related regulatory assets and liabilities, following the 1997 Restructuring Agreement (defined below). The application of SFAS No. 101 to the electric supply business had no material effect on the financial position, results of operations or liquidity of Con Edison.

Other significant accounting policies of the company are referenced in Note D (Pension Benefits), Note E (Other Postretirement Benefits), Note J (Leases), Note K (Goodwill and Intangible Assets) and Note O (Derivative Instruments and Hedging Activities) to the financial statements.

Rate and Restructuring Agreements

Electric

In September 1997, the New York State Public Service Commission (PSC) approved a restructuring agreement between Con Edison of New York, the PSC staff and certain other parties (the 1997 Restructuring Agreement). The 1997 Restructuring Agreement provided for a transition to a competitive electric market through the development of a retail access plan, a rate plan for the period ended March 31, 2002, a reasonable opportunity for recovery of "strandable costs" and the divestiture of electric generation capacity by Con Edison of New York.

At December 31, 2002, approximately 163,000 Con Edison of New York customers representing approximately 25 percent of aggregate customer load were purchasing electricity from other suppliers under the electric retail access program (which is available to all of Con Edison of New York's electric customers). Con Edison of New York delivers electricity to customers in this program through its regulated transmission and distribution systems. In general, Con Edison of New York's delivery rates for retail access customers are equal to the full-service rates applicable to other comparable Con Edison of New York customers, less an amount reflecting costs otherwise associated with supplying customers with energy and capacity.

Pursuant to the 1997 Restructuring Agreement, Con Edison of New York reduced electric rates, on an annual basis, by $129 million in 1998, $80 million in April 1999, $103 million in April 2000 and $209 million in April 2001. The effect of the April 2001 decrease for the rate year ended March 31, 2002 was partially offset by recognition in income of $36 million relating to rates for distributing electricity to customers of the New York Power Authority (NYPA) and $50 million (after tax) of deferred generation divestiture gain. Rates were also reduced, on an annual basis, effective September 2001 by $313 million to reflect the divestiture of the nuclear generating facility and the Roseton generating plant, which resulted in a reduction in operating and other expenses. See Note I.

Pursuant to the 1997 Restructuring Agreement, as amended by a July 1998 PSC order, Con Edison of New York sold approximately 7,790 MW of the approximately 8,300 MW of generating capacity that it owned at the time the 1997 Restructuring Agreement was executed. See Note I.

In November 2000, the PSC approved an agreement (the 2000 Electric Rate Agreement) that revises and extends the rate plan provisions of the 1997 Restructuring Agreement. Pursuant to the 2000 Electric Rate Agreement, Con Edison of New York reduced the distribution component of its electric rates by $170 million on an annual basis, effective October 2000.

In general, under the 2000 Electric Rate Agreement, Con Edison of New York's base electric transmission and distribution rates will not otherwise be changed during the five-year period ending March 2005 except (i) with respect to certain changes in costs above anticipated annual levels resulting from legal or regulatory requirements, inflation in excess of a 4 percent annual rate, property tax changes and environmental cost increases or (ii) if the PSC determines that circumstances have occurred that either threaten Con Edison of New York's economic viability or ability to provide, safe and adequate service, or render Con Edison of New York's rate of return unreasonable for the provision of safe and adequate service.

Under the 2000 Electric Rate Agreement, as approved by the PSC and as modified in December 2001, 35 percent of any earnings in each of the rate years ending March 2002 through 2005 above a specified rate of return on electric common equity will be retained for shareholders and the balance will be applied for customer benefit as determined by the PSC. As of December 31, 2002, Con Edison of New York established an electric shared earnings reserve of $40 million for the rate year ending March 2003. There was no sharing of earnings for the rate years ended March 2002 and 2001. The earnings threshold for rate years ending March 2003 through March 2005 of 11.75 percent can be increased up to 50 basis points. The threshold will increase by 25 basis points if certain demand reductions and supply increases exceed targeted projections and by an additional 25 basis points if certain customer service and reliability objectives are achieved. Con Edison of New York could be required to pay up to $40 million annually in penalties if certain threshold service and reliability objectives are not achieved.

Con Edison of New York's potential electric strandable costs are utility investments and commitments that may not be recoverable in a competitive electric supply market. Con Edison of New York is recovering these costs in the rates it charges all of its electric customers. The 2000 Electric Rate Agreement continues the stranded cost recovery provisions of the 1997 Restructuring Agreement, stating that Con Edison of New York "will be given a reasonable opportunity to recover stranded and strandable costs remaining at March 31, 2005, including a reasonable return on investments, under the parameters and during the time periods set forth therein."

The 2000 Electric Rate Agreement also continues the rate provisions pursuant to which Con Edison of New York recovers prudently incurred purchased power and fuel costs from customers. See "Recoverable Energy Costs" below.

In 1997, the PSC approved a four-year O&R restructuring plan effective through December 31, 2002, pursuant to which O&R sold all of its generating assets, made retail access available to all of its electric customers effective May 1999 and reduced its electric rates by $32.4 million through rate reductions implemented in December 1997 and 1998. In 1998 and 1999, similar plans for O&R's utility subsidiaries in Pennsylvania and New Jersey were approved by state regulators. The Pennsylvania plan provided for retail access for all customers effective May 1999. The New Jersey plan provided for retail access for all customers effective August 1999 and rate reductions of $6.8 million effective August 1999, an additional reduction of $2.7 million effective January 2001 and a final reduction of $6.2 million effective August 2002.

In accordance with the April 1999 PSC order approving Con Edison's acquisition of O&R, Con Edison of New York has reduced its annual electric and gas rates by $12 million and $2 million, respectively, and O&R has reduced its annual electric rates and gas rates by $6.1 million and $1.1 million, respectively.

In October 2002, O&R's New Jersey utility subsidiary filed a request with the New Jersey Board of Public Utilities (NJBPU) seeking an increase in electric rates of $7.3 million (5.5 percent) annually, to take effect on August 1, 2003, principally to reflect the costs of electric system infrastructure improvements required for service reliability and security. A final ruling by the NJBPU is expected in the third quarter of 2003.

Gas

In November 2000, the PSC approved an agreement between Con Edison of New York, the PSC staff and certain other parties that revised and extended the 1996 gas rate settlement agreement through September 2001. The 1996 agreement, with limited exceptions, continued base rates at September 1996 levels through September 2000.

Under the 2000 agreement, the rate of return on gas common equity above which Con Edison of New York shared with customers 50 percent of earnings was increased from 13 percent to 14 percent. In addition, customer bills were reduced by $20 million during the January through March 2001 period.

At December 31, 2001, Con Edison of New York reserved $11.5 million for customers' share of gas earnings in excess of the 14 percent threshold for the rate year ended September 2001. No additional amounts were reserved for the rate year ended September 2002.

In April 2002, the PSC approved a Con Edison of New York gas rate agreement for the three-year period ending September 30, 2004. The rate agreement reduces gas rates, on an annualized basis, by $25 million.

During the term of the 2002 agreement, Con Edison of New York retains 100 percent of the rate year return on equity up to 11.5 percent. If the return on equity is between 11.5 percent and 12.0 percent,

100 percent of the incremental return over 11.5 percent will be set aside for customer benefit. If the return on equity is above 12.0 percent, 50 percent of the incremental return over 12.0 percent will be retained by shareholders, and the remaining 50 percent will be shared with customers.

The 2002 agreement also continued the retail access credit for firm transportation customers and other programs designed to increase customer and marketer participation in the gas retail access program, the net costs of which are to be recovered from customers.

Under the 2002 agreement, in May 2002, Con Edison of New York established a $36.4 million reserve, funded by previously deferred customer credits, to recover unreimbursed costs directly related to the World Trade Center attack.

In December 2000, the PSC also authorized implementation of a gas rate settlement agreement between O&R, the PSC staff, and certain other parties covering the period November 2000 through April 2002. In October 2001, the PSC approved an extension of this agreement covering the period May 2002 through October 2003. With limited exceptions, the agreement provides for no changes to base rates. O&R was permitted to retain, and is amortizing to income, $18.1 million of deferred credits that otherwise would have been credited to customers.

In November 2002, O&R filed a request with the PSC for approval of a $27.2 million gas rate increase effective November 2003. O&R also submitted a multi-year plan that addresses rates for two additional years, with an increase of $2.5 million to cover infrastructure costs, inflation and property taxes. The Administrative Law Judge is expected to issue a recommended decision in the third quarter 2003.

Steam

In November 2000, the PSC authorized implementation of an agreement between Con Edison of New York, the PSC staff and certain other parties, that provided for a $16.6 million steam rate increase in October 2000 and, with limited exceptions, no further changes in steam rates prior to October 2004. Con Edison of New York is required to share with customers 50 percent of any earnings for any rate year covered by the agreement above of a specified rate of return on steam common equity (11.0 percent for the first rate year, the 12-month period ended September 2001; 10.5 percent thereafter if the repowering of its steam-electric generating plant is not completed). The net revenue effect associated with sales increases related to colder than normal winter weather (November through April) will be excluded from any earnings measurement. Earnings on steam common equity did not exceed the specific rates of return for the rate years ended September 30, 2001 and 2002.

Under the steam rate agreement, upon completion of the project to add incremental generating capacity at the East River steam-electric generating plant, the net benefits of the project (including the net after-tax gain from the sale of a nine-acre development site in mid-town Manhattan along the East River) allocable to steam operations will inure to the benefit of steam customers.

The agreement continues the rate provisions pursuant to which Con Edison of New York recovers prudently incurred purchased steam and fuel costs and requires Con Edison of New York to develop a strategy for hedging price variations for a portion of the steam produced each year.

Plant and Depreciation

Utility Plant

Utility plant is stated at original cost. The capitalized cost of additions to utility plant includes indirect costs such as engineering, supervision, payroll taxes, pensions, other benefits and an allowance for funds used during construction (AFDC). The original cost of property, together with removal cost, less salvage, is charged to accumulated depreciation as property is retired. The cost of repairs and maintenance is charged to expense and the cost of betterments is capitalized.

Rates used for AFDC include the cost of borrowed funds and a reasonable rate on the regulated utilities own funds when so used, determined in accordance with PSC and FERC regulations. The rate is compounded semiannually, and the amounts applicable to borrowed funds are treated as a reduction of interest charges, while the amounts applicable to the regulated utilities' own funds were credited to other income (deductions).

Con Edison's utility subsidiaries generally compute annual charges for depreciation using the straight-line method for financial statement purposes, with rates based on average service lives and net salvage factors. Con Edison's utility depreciation rates averaged 3.0 percent in 2002, 3.1 percent in 2001 and 3.6 percent in 2000. The estimated lives for Con Edison's utility plant range from 5 to 80 years for electric, 7 to 75 years for gas, 30 to 75 years for steam and 5 to 50 years for general plant.

Non-utility Plant

Non-utility plant is stated at original cost. For the regulated utilities, non-utility plant consists primarily of land and telecommunication facilities that are currently not utilized within utility operations. For the unregulated subsidiaries, non-utility plant consists primarily of generating assets and telecommunication facilities that are in-service or under construction. Depreciation is computed using the straight-line method for financial statement purposes, over the estimated useful lives of the assets, which range from 5 to 40 years for generating assets and 3 to 50 years for other property.

In 2002, in accordance with SFAS No. 34, "Capitalization of Interest Costs," Con Edison capitalized interest on its borrowings associated with the unregulated subsidiaries' capital projects in progress. Capitalized interest is added to the asset cost, and is amortized over the useful lives of the assets. The amount of such capitalized interest cost for 2002 is $14.3 million. No amounts were capitalized in 2001 and 2000.

Revenues

Con Edison's utility subsidiaries and Con Edison Solutions recognize revenues for electric, gas or steam service on a monthly billing cycle basis. O&R and Con Edison Solutions accrue revenues at the end of each month for estimated energy usage not yet billed to customers, while Con Edison of New York does not accrue such revenues, in accordance with current regulatory agreements. The accrued unbilled revenue included in Con Edison's balance sheet at December 31, 2002 and 2001 was $54.1 million and $47.7 million, respectively.

Recoverable Energy Costs

Con Edison's utility subsidiaries generally recover all of their prudently incurred fuel, purchased power and gas costs, including hedging gains and losses, in accordance with rate provisions approved by the applicable state public utility commissions. If the actual energy costs for a given month are more or less than the amounts billed to customers for that month, the difference is recoverable from or refundable to customers. Differences between actual and billed energy costs are generally deferred for charge or refund to customer during the next billing cycle (normally within one or two months). For Con Edison of New York, the rate provisions also include a possible incentive or penalty of up to $25 million annually relating to electric costs (see "Energy Price Hedging" in Note O). Con Edison of New York defers over a 12-month period all net interruptible gas revenues not authorized by the PSC to be retained by Con Edison of New York for refund to firm gas sales and transportation customers.

In August 2002, O&R's New Jersey utility subsidiary submitted a petition to the NJBPU requesting recovery under New Jersey's 1999 Electric Discount and Energy Competition Act of $110 million of electric purchased power costs in excess of amounts previously billed to customers, associated interest and other deferred charges. Recovery of these costs from customers is requested over a four-year period or pursuant to a plan to securitize the costs (under which O&R's subsidiary would be reimbursed these costs with the proceeds of a financing that would be repaid over time by its customers). In January 2003, the initial results of an independent audit, commissioned by the NJBPU to review the prudence of these deferred costs, were issued. The audit recommends that the utility be disallowed recovery of $26.8 million of such costs and associated interest of $2.6 million. O&R believes that its actions were prudent and has filed a response to the audit findings. A decision on the recovery of these purchased power costs by the NJBPU is expected in the third quarter of 2003.

The difference between amounts for purchased power initially billed to the utility subsidiaries by the New York Independent System Operator (NYISO) and amounts subsequently determined by the NYISO to have actually been supplied by the NYISO is refunded by the NYISO to the utility subsidiaries, or paid to the NYISO by the utility subsidiaries. The reconciliation payments or receipts are recoverable from or refundable to the utility subsidiaries' customers. At December 31, 2002, the utility subsidiaries had deferred $106.9 million of refunds received from the NYISO as a regulatory liability.

Temporary Cash Investments

Temporary cash investments are short-term, highly liquid investments that generally have maturities of three months or less. They are stated at cost, which approximates market. Con Edison considers temporary cash investments to be cash equivalents.

Investments

Investments consist primarily of the investments of Con Edison's unregulated subsidiaries, which, depending on the subsidiaries' percentage ownership, are recorded at cost, accounted for under the equity method or accounted for as leveraged leases in accordance with SFAS No. 13, "Accounting for Leases." See Note J for a discussion of investments in Lease In/Lease Out transactions.

Federal Income Tax

In accordance with SFAS No. 109, "Accounting for Income Taxes," Con Edison has recorded an accumulated deferred federal income tax liability for temporary differences between the book and tax basis of assets and liabilities at current tax rates. In accordance with rate agreements, the utility subsidiaries have recovered amounts from customers for a portion of the tax liability they will pay in the future as a result of the reversal or "turn-around" of these temporary differences. As to the remaining tax liability, in accordance with SFAS No. 71, the utility subsidiaries have established regulatory assets for the net revenue requirements to be recovered from customers for the related future tax expense (see Note L). In 1993, the PSC issued a Policy Statement approving accounting procedures consistent with SFAS No. 109 and providing assurances that these future increases in taxes will be recoverable in rates.

Accumulated deferred investment tax credits are amortized ratably over the lives of the related properties and applied as a reduction to future federal income tax expense.

Con Edison and its subsidiaries file a consolidated federal income tax return. The consolidated income tax liability is allocated to each member of the consolidated group using the separate return method. Each member pays tax or receives a benefit based on its own taxable income or loss in accordance with tax sharing agreements between the members of the consolidated group.

State Income Tax

The New York State tax laws applicable to utility companies were changed effective January 1, 2000. Certain revenue-based taxes were repealed or reduced and replaced by a net income-based tax. In June 2001, the PSC issued its final Order relating to the tax law changes. It authorized each utility to use deferral accounting to record the difference between taxes being collected and the tax expense resulting from the tax law changes, until those changes are incorporated in base rates.

Con Edison and its subsidiaries file a combined New York State Corporation Business Franchise Tax Return. Similar to a federal consolidated income tax return, the income of all entities in the combined group is subject to New York State taxation, after adjustments for differences between federal and New York law and apportionment of income among the states in which the company does business. Each member of the group pays or receives a benefit based on its own New York State taxable income or loss.

Taxes Other than Income Taxes

The PSC requires New York regulated utility companies to record gross receipts tax revenues and expenses on a gross income statement presentation basis (i.e., included in both revenue and expense). The recovery of these taxes is part of the PSC approved revenue requirement within each of the respective rate agreements.

Research and Development Costs

Research and development costs relating to specific utility construction projects are capitalized. All other such costs are charged to operating expenses as incurred. Research and development costs in 2002, 2001 and 2000 amounting to $11.2 million, $14.0 million and $14.1 million, respectively, were charged to operating expenses. No research and development costs were capitalized in these years.

Reclassification

Certain prior year amounts have been reclassified to conform with the current year presentation.

Earnings Per Common Share

In accordance with SFAS No. 128, "Earnings per Share," Con Edison presents basic and diluted earnings per share on the face of the consolidated income statement. Basic earnings per share is calculated by dividing earnings available to common shareholders ("Net income for common stock" on the consolidated income statement) by the weighted average number of common shares outstanding during the period. In the calculation of diluted EPS, weighted average shares outstanding are increased for additional shares that would be outstanding if potentially dilutive securities were converted to common stock.

Potentially dilutive securities for Con Edison consist of restricted stock and stock options whose exercise price is less than the average market price of the common shares during the reporting period. See Note M.

Basic and diluted EPS are calculated as follows:

	For the Years Ended December 31,
	2002	2001	2000

	(Millions of Dollars/Share Data in Thousands)
Net income	$680.6	$695.8	$596.4
Less: Preferred stock dividend requirements	12.5	13.6	13.6

Income available to common shareholders	$668.1	$682.2	$582.8
Less cumulative effect of changes in accounting principles, net of tax	22.1	-	-

Net income applicable to common stock	$646.0	$682.2	$582.8

Number of shares on which basic EPS is calculated	212,990	212,147	212,186
Add: Incremental shares attributable to effect of dilutive securities:	1,060	773	232

Number of share on which diluted EPS is calculated	214,050	212,920	212,418

EARNINGS PER COMMON SHARE - BASIC
Before cumulative effect of changes in accounting principles	$3.14	$3.22	$2.75
Cumulative effect of changes in accounting principles	0.11	-	-

After cumulative effect of changes in accounting principles	$3.03	$3.22	$2.75

EARNINGS PER COMMON SHARE - DILUTED
Before cumulative effect of changes in accounting principles	$3.13	$3.21	$2.74
Cumulative effect of changes in accounting principles	0.11	-	-

After cumulative effect of changes in accounting principles	$3.02	$3.21	$2.74

Stock options to purchase 6.08 million, 5.33 million and 4.67 million common shares for the years ended December 31, 2002, 2001 and 2000, respectively, were not included in the respective period's computation of diluted earnings per share because the exercise price of the option was greater than the average market price of the common shares.

Stock-Based Compensation

Con Edison applies the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock-based compensation plans. See Note M. The following table illustrates the effect on net income and earnings per share if Con Edison had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

	For the Years Ended December 31,
	2002	2001	2000

	(Millions of Dollars/Share Data in Thousands)
Net income, as reported	$646	$682	$583
Add: Stock-based compensation expense included in reported net income, net of related tax effects	6	3	1
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(13)	(7)	(6)

Pro forma net income	639	678	578

Number of shares on which basic EPS is calculated	212,990	212,147	212,186
Add: Incremental shares attributable to effect of dilutive securities:	1,060	773	232

Number of share on which diluted EPS is calculated	214,050	212,920	212,418

Earnings per share:
Basic - as reported	$3.03	$3.22	$2.75
Basic - pro forma	$3.00	$3.19	$2.72

Diluted - as reported	$3.02	$3.21	$2.74
Diluted - pro forma	$2.99	$3.18	$2.71

These pro forma amounts may not be representative of future year pro forma amount disclosures due to changes in future market conditions and additional grants in future years.

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

Note B - Capitalization

Capitalization of Con Edison

Con Edison's outstanding capitalization, on a consolidated basis, consists of its common shareholders' equity and long-term debt and the outstanding preferred stock and long-term debt of its subsidiaries. Con Edison's authorized capitalization also includes six million authorized, but unissued, Preferred Shares, $1.00 par value.

Preferred Stock of Utility Subsidiaries

As of December 31, 2002, 1,915,319 shares of Con Edison of New York's $5 Cumulative Preferred Stock (the "$5 Preferred") and 375,626 shares of its Cumulative Preferred Stock ($100 par value) were outstanding.

Dividends on the $5 Preferred stock are $5 per share per annum, payable quarterly, and dividends on the Cumulative Preferred Stock are $4.65 per share per annum, payable quarterly. The preferred dividends must be declared by Con Edison of New York's Board of Trustees to become payable. See "Dividends" below.

With respect to any corporate action to be taken by a vote of shareholders of Con Edison of New York, Con Edison (which owns all of the 235,488,094 shares of Con Edison of New York's Common Shares ($2.50 par value) that are outstanding) and the holders of the $5 Preferred are each entitled to one vote for each share held. Except as otherwise required by law, holders of the Cumulative Preferred Stock have no right to vote; provided, however, that, if the $5 Preferred is no longer outstanding, the holders of the Cumulative Preferred Stock are entitled to one vote for each share with respect to any corporate action to be taken by a vote of the shareholders of Con Edison of New York. In addition, if dividends are in arrears for certain periods, the holders are entitled to certain rights with respect to the election of Con Edison of New York's Trustees. Without the consent of the holders of the Cumulative Preferred Stock, Con Edison of New York may not create or authorize any kind of stock ranking prior to the Cumulative Preferred Stock or, if such actions would affect the holders of the Cumulative Preferred Stock adversely, be a party to any consolidation or merger, create or amend the terms of the Cumulative Preferred Stock or reclassify the Cumulative Preferred Stock. Con Edison of New York may redeem the $5 Preferred at a redemption price of $105 per share and the Cumulative Preferred Stock at a redemption price of $101 per share (in each case, plus accrued and unpaid dividends). In the event of the dissolution, liquidation or winding up of the affairs of Con Edison of New York, before any distribution of capital assets could be made to the holders of the company's common stock, the holders of the $5 Preferred and the Cumulative Preferred Stock would each be entitled to receive $100 per share, in the case of an involuntary liquidation, or an amount equal to the redemption price per share, in the case of a voluntary liquidation, in each case together with all accrued and unpaid dividends.

Dividends

In accordance with PSC requirements, the dividends that the utility subsidiaries may pay are limited to not more than 100 percent of their respective income available for dividends calculated on a two-year rolling average basis. Excluded from the calculation of "income available for dividends" are non-cash charges to income resulting from accounting changes or charges to income resulting from significant unanticipated events. The restriction also does not apply to dividends paid in order to transfer to Con Edison proceeds from major transactions, such as asset sales, or to dividends reducing each utility subsidiary's equity ratio to a level appropriate to its business risk.

In addition, no dividends may be paid, or funds set apart for payment, on Con Edison of New York common stock until all dividends accrued on the $5 Preferred Stock and Cumulative Preferred Stock have been paid, or declared and set apart for payment.

Long-term Debt

Long-term debt maturing in the period 2003-2007 is as follows:

	(Millions of Dollars)

2003	$473	*
2004	163
2005	464
2006	17
2007	368

  *
  Includes redemption in advance of maturity of $275 million of Con Edison of New York's Subordinated Deferrable Interest Debentures Series 1996A in January 2003.

Long-term debt includes notes issued by O&R to the New York State Energy Research and Development Authority (NYSERDA) for the net proceeds of NYSERDA's $55 million aggregate principal amount of Series 1994A and $44 million aggregate principal amount of Series 1995A Pollution Control Refunding Revenue Bonds. The interest rate determination method for this debt is subject to change in accordance with the related indenture, and the debt currently bears interest at a weekly rate determined by its remarketing agent. The debt is subject to optional and, in certain circumstances, mandatory tender for purchase by O&R. See "Interest Rate Hedging" in Note O.

Long-term debt is stated at cost, which, as of December 31, 2002, approximates fair value (estimated based on current rates for debt of the same remaining maturities), except for $224.6 million of Con Edison of New York's tax-exempt financing. See "Interest Rate Hedging" in Note O.

At December 31, 2002, long-term debt includes $23.2 million of mortgage bonds collateralized by substantially all the utility plant and other physical property of O&R's New Jersey and Pennsylvania utility subsidiaries, and $148.8 million of debt of a Con Edison Development subsidiary collateralized by a pledge of a power plant, a related power purchase agreement and project assets. At December 31, 2002, restricted cash was $14.6 million relating to this project.

Significant Debt Covenants

There are no significant debt covenants, other than obligations to pay principal and interest when due and covenants not to consolidate with or merge into any other corporation unless certain conditions are met, and no cross default provisions, under the financing arrangements for the debentures of Con Edison, Con Edison of New York or O&R. The tax-exempt financing arrangements of Con Edison of New York and O&R are subject to these covenants and the covenants discussed below.

The tax-exempt financing arrangements involved the issuance of uncollateralized promissory notes of Con Edison of New York and O&R to NYSERDA in exchange for the net proceeds of a like amount of tax-exempt bonds with substantially the same terms sold to the public by NYSERDA.

The tax-exempt financing arrangements include covenants with respect to the tax-exempt status of the financing, including covenants with respect to the use of the facilities financed. The failure to comply with these covenants would, except as otherwise provided, constitute an event of default with respect to the debt to which such provisions applied. Certain series of Con Edison of New York's tax-exempt financing (Series 1993A, B and C, Series 1994A and Series 1995A), aggregating $476.8 million, each contain as events of default a default in the payment of the other series and events of default under the company's mortgage trust indenture (which has been satisfied and discharged). The arrangements for the other series of Con Edison of New York's tax-exempt financing (Series 1999A, 2001A and 2001B), aggregating $615.3 million, and O&R's tax-exempt financing (Series 1994A and Series 1995A), aggregating $99.0 million, include provisions for the maintenance of liquidity and credit facilities, the failure to comply with which would, except as otherwise provided, constitute an event of default with respect to the debt to which such provisions applied. If an event of default occurred, the principal and accrued interest on the debt to which such event of default applied may and, in certain circumstances would, become due and payable immediately.

The liquidity and credit facilities currently in effect for the tax-exempt financing include covenants that the ratio of debt to total capital of the company does not at any time exceed 0.65 to 1 and that, subject to certain exceptions, the company shall not mortgage, lien, pledge or otherwise encumber its assets. Certain of the facilities also include as events of default, defaults in payments of other debt obligations in excess of specified levels ($100 million for Con Edison of New York; $12.5 million for O&R).

Note C - Short Term Borrowing

At December 31, 2002, Con Edison and its utility subsidiaries had commercial paper programs under which short-term borrowings are made at prevailing market rates, totaling $950 million. These programs are supported by revolving credit agreements with banks. At December 31, 2002, $149.5 million, at a weighted average interest rate of 1.2 percent, was outstanding under Con Edison's $350 million program; no commercial paper was outstanding under Con Edison of New York's $500 million program; and $1 million, at a weighted average interest rate of 1.3 percent, was outstanding under O&R's $100 million program. Con Edison of New York changes the amount of its program from time to time, subject to a $1 billion FERC-authorized limit.

Bank commitments under the revolving credit agreements total $950 million, of which $775 million was renewed in November 2002. The commitments may terminate upon a change of control of Con Edison, and borrowings under the agreements are subject to certain conditions, including that the ratio (calculated in accordance with the agreements) of debt to total capital of the borrower not at any time exceed 0.65 to 1. At December 31, 2002, this ratio was 0.54 to 1 for Con Edison, 0.53 to 1 for Con Edison of New York and 0.49 to 1 for O&R. Borrowings under the agreements are not subject to maintenance of credit rating levels. The fees charged for the revolving credit facilities and borrowings under the agreements reflect the credit ratings of the respective companies.

During 2002, Con Edison borrowed funds on a short-term basis from an affiliate of the lessor of the Newington Project. See Note S. The average daily outstanding amount was $28.9 million at an average interest rate of 4.2 percent. At December 31, 2002, $11.1 million was outstanding at an interest rate of 4.2 percent.

Note D - Pension Benefits

Con Edison maintains a tax-qualified, non-contributory pension plan that covers substantially all employees of Con Edison of New York and O&R and certain employees of other Con Edison subsidiaries. The plan is designed to comply with the Internal Revenue Code and the Employee Retirement Income Security Act of 1974.

Investment gains and losses are fully recognized in expense over a 15-year period. Other actuarial gains and losses are fully recognized in expense over a 10-year period. This amortization is in accordance with the Statement of Policy issued by the New York State Public Service Commission (PSC) and is permitted under SFAS No. 87, "Employers' Accounting for Pensions," which provides a "corridor method" for moderating the effect of investment gains and losses on pension expense, or alternatively, allows for any systematic method of amortization of unrecognized gains and losses that is faster than the corridor method and is applied consistently to both gains and losses.

Consistent with the provisions of SFAS No. 71, O&R defers for future recovery any difference between expenses recognized under SFAS No. 87 and the current rate allowance authorized by each regulatory jurisdiction in which it operates.

The components of Con Edison of New York and O&R's net periodic benefit costs for 2002, 2001 and 2000 were as follows:

	2002	2001	2000

	(Millions of Dollars)
Service cost - including administrative expenses	$93.9	$95.3	$90.0
Interest cost on projected benefit obligation	440.1	425.2	408.7
Expected return on plan assets	(685.5)	(657.4)	(565.7)
Amortization of net actuarial (gain)	(173.2)	(193.9)	(186.1)
Amortization of prior service cost	14.1	13.6	10.5
Amortization of transition (asset)/obligation	(0.6)	3.0	3.0

NET PERIODIC BENEFIT COST	(311.2)	(314.2)	(239.6)

Amortization of regulatory asset*	4.2	4.2	17.7

TOTAL PERIODIC BENEFIT COST	$(307.0)	$(310.0)	$(221.9)

Cost capitalized	(51.2)	(61.4)	(41.4)
Cost charged to operating expenses	$(255.8)	$(248.6)	$(180.5)

  *
  Relates to increases in Con Edison of New York's pension obligations of $33.3 million from a 1993 special retirement program and $45 million from a 1999 special retirement program.

The funded status at December 31, 2002, 2001 and 2000 was as follows:

	2002	2001	2000

	(Millions of Dollars)
CHANGE IN BENEFIT OBLIGATION
Projected benefit obligation at beginning of year	$5,904.3	$5,630.4	$5,241.6
Service cost - excluding administrative expenses	92.2	93.6	88.7
Interest cost on projected benefit obligation	440.1	425.2	408.7
Plan amendments	-	9.8	37.7
Net actuarial loss	299.0	30.4	128.5
Benefits paid	(302.0)	(285.1)	(274.8)

PROJECTED BENEFIT OBLIGATION AT END OF YEAR	$6,433.6	$5,904.3	$5,630.4

CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year	$6,633.7	$7,347.5	$7,720.1
Actual return on plan assets	(553.1)	(406.6)	(84.7)
Employer contributions	3.9	3.7	4.7
Benefits paid	(302.0)	(285.1)	(274.8)
Administrative expenses	(22.8)	(25.8)	(17.8)

FAIR VALUE OF PLAN ASSETS AT END OF YEAR	$5,759.7	$6,633.7	$7,347.5

Funded status	$(673.9)**	$729.4	$1,717.1
Unrecognized net loss/(gain)	1,547.7	(184.2)	(1,496.8)
Unrecognized prior service costs	81.8	95.9	99.8
Unrecognized net transition (asset)/liability at January 1, 1987*	-	(0.6)	2.4

NET PREPAID BENEFIT COST	$955.6	$640.5	$322.5

  *
  Being amortized over approximately 15 years.

  **
  As of December 31, 2002, the fair value of plan assets exceeded the accumulated benefit obligation (ABO) by $104 million. The ABO excludes future compensation increases.

The amounts recognized in the consolidated balance sheet at December 31, 2002 and 2001 were as follows:

	2002	2001

	(Millions of Dollars)
Accrued pension credits - Con Edison of New York	$1,024.2	$697.8
Accrued benefit cost - O&R	(57.5)	(43.9)
Additional minimum pension liability	(12.2)	(6.3)
Intangible asset	0.2	0.6
Accumulated other comprehensive income	12.0	5.7
1993 special retirement program	(11.1)	(13.4)

Net prepaid benefit cost	$955.6	$640.5

The actuarial assumptions for Con Edison of New York and O&R at December 31, 2002, 2001 and 2000 were as follows:

	2002	2001	2000

Discount Rate	6.75%	7.50%	7.75%
Expected Return on Plan Assets	9.20%	9.20%	8.50%
Rate of Compensation Increase - Con Edison	4.30%	4.30%	4.55%
Rate of Compensation Increase - O&R	4.15%	4.15%	4.40%

Con Edison also offers a defined contribution savings plan that covers substantially all employees and made contributions to the plan of $16.8 million, $16.7 million and $16.4 million for years 2002, 2001 and 2000, respectively.

Note E - Other Postretirement Benefits

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

Investment plan gains and losses are fully recognized in expense over a 15-year period for Con Edison of New York and O&R. Other actuarial gains and losses are fully recognized in expense over a 10-year period.

For O&R, plan assets are used to pay benefits and expenses for participants who retired on or after January 1, 1995. O&R pays benefits for other participants who retired prior to January 1, 1995. Plan assets include amounts owed by the trust to O&R of $0.8 million in 2002, $0.3 million in 2001, $2.2 million in 2000.

Consistent with the provisions of SFAS No. 71, O&R defers for future recovery any difference between expenses recognized under SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other

Than Pensions," and the current rate allowance authorized by each regulatory jurisdiction in which it operates.

The components of Con Edison of New York and O&R's net periodic postretirement benefit costs for 2002, 2001 and 2000 were as follows:

	2002	2001	2000

	(Millions of Dollars)
Service cost	$10.0	$12.2	$10.7
Interest cost on accumulated postretirement benefit obligation	87.7	88.4	78.8
Expected return on plan assets	(79.7)	(73.8)	(62.3)
Amortization of net actuarial loss	24.2	10.2	1.2
Amortization of prior service cost	(0.1)	1.4	1.4
Amortization of transition obligation	5.0	17.4	17.4

NET PERIODIC POSTRETIREMENT BENEFIT COST	$47.1	$55.8	$47.2

Cost capitalized/deferred	13.8	13.2	10.3
Cost charged to operating expenses	33.3	42.6	36.9

The funded status of the programs at December 31, 2002, 2001 and 2000 was as follows:

	2002	2001	2000

	(Millions of Dollars)
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year	$1,351.1	$1,169.8	$1,012.5
Service cost	10.0	12.2	10.7
Interest cost on accumulated postretirement benefit obligation	87.7	88.4	78.8
Plan amendments	(305.6)	-	(0.4)
Net actuarial loss	177.6	148.7	127.6
Benefits paid and administrative expenses	(89.1)	(82.0)	(71.4)
Participant contributions	15.7	14.0	12.0

BENEFIT OBLIGATION AT END OF YEAR	$1,247.4	$1,351.1	$1,169.8

CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year	$804.2	$844.1	$872.3
Actual return on plan assets	(61.3)	(29.3)	4.4
Employer contributions	44.9	55.9	23.5
Participant contributions	15.6	13.9	11.9
Benefits paid	(81.9)	(75.5)	(62.9)
Administrative expenses	(4.5)	(4.9)	(5.1)

FAIR VALUE OF PLAN ASSETS AT END OF YEAR	$717.0	$804.2	$844.1

Funded status	$(530.4)	$(546.9)	$(325.7)
Unrecognized net (gain)/loss	505.5	210.9	(32.1)
Unrecognized prior service costs	(147.9)	8.0	9.4
Unrecognized transition obligation at January 1, 1993*	36.7	191.4	208.8

ACCRUED POSTRETIREMENT BENEFIT COST	$(136.1)	$(136.6)	$(139.6)

  *
  Being amortized over a period of 20 years and reduced by an additional amount in 2002 due to plan amendments.

The actuarial assumptions for Con Edison of New York and O&R at December 31, 2002, 2001 and 2000 were as follows:

	2002	2001	2000

Discount rate	6.75%	7.50%	7.75%
EXPECTED RETURN ON PLAN ASSETS
Tax-exempt assets	9.20%	9.20%	8.50%
Taxable assets:
Con Edison of New York	8.20%	8.20%	7.50%
O&R	8.70%	8.70%	8.00%

The health care cost trend rate assumed for 2003 is 9.0 percent. The rate is assumed to decrease gradually to 4.75 percent for 2009 and remain at that level thereafter.

A one-percentage point change in the assumed health care cost trend rate would have the following effects:

	1-Percentage-Point Increase	1-Percentage-Point Decrease

	(Millions of Dollars)
Effect on accumulated postretirement benefit obligation	$129.0	$(114.7)
Effect on service cost and interest cost components	$11.8	$(10.3)

Note F - Environmental Matters

Hazardous substances, such as asbestos, polychlorinated biphenyls (PCBs) and coal tar, have been used or generated in the course of operations of Con Edison's utility subsidiaries and are present in facilities and equipment currently or previously owned by the utility subsidiaries.

The Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (Superfund) and similar state statutes impose joint and several strict liabilities, regardless of fault, upon generators of hazardous substances for resulting removal and remediation costs and environmental damages. Liabilities under these laws can be material and in some instances may be imposed without regard to fault, or may be imposed for past acts, even though such past acts may have been lawful at the time they occurred.

The environmental remediation costs for the sites at which Con Edison's utility subsidiaries have been asserted to have liability for remediation under Superfund or similar state statutes, including their manufactured gas sites, (Superfund Sites) include investigation, demolition, removal, disposal, storage, replacement, containment and monitoring costs.

For sites where there are other potentially responsible parties and the utility subsidiaries are not managing the site investigation and remediation, the liability accrued represents the company's estimate of what it will need to pay to settle its obligations with respect to the site. For other sites, the liability accrued represents the company's estimate of its investigation and remediation costs for the site. In either case, the company makes its estimate of its undiscounted liability for each site in light of the applicable remediation standards, experience with similar sites, the information it has available to it at the time about the site and site-specific assumptions about such matters as the extent of contamination and remediation and monitoring methods to be used.

For the cleanup of coal tar and/or other manufactured gas plant-related environmental contaminants at the manufactured gas sites, estimates of the aggregate undiscounted potential liability for the cleanup of coal tar and/or other manufactured gas plant-related environmental contaminants range from approximately $90 million to $1.2 billion. To develop these estimates, the assumption was made that there is contamination at the sites where investigation has not yet been started or completed. Additional assumptions were made as to the extent of contamination, the level of cleanup required and the type and extent of remediation that will be required. Actual experience may be materially different from these assumptions.

At December 31, 2002, Con Edison had accrued $142.8 million as its estimate of its undiscounted liability for Superfund Sites, including approximately $110 million relating to manufactured gas sites. Most of the accrued liability relates to Superfund Sites where contamination has been detected and investigated in whole or in part. There will be additional liability relating to the Superfund Sites and other sites, the amount of which is not presently determinable but may be material to Con Edison's financial position, results of operations or liquidity.

In 2002, Con Edison's utility subsidiaries incurred $23.1 million for environmental remediation costs, and received an insurance recovery of $7.2 million related to Superfund Sites.

Con Edison's utility subsidiaries are permitted under current rate agreements to defer certain site investigation and remediation costs for subsequent recovery through rates. At December 31, 2002, $83.1 million of such costs had been deferred as a regulatory asset.

Suits have been brought in New York State and federal courts against Con Edison's utility subsidiaries and many other defendants, wherein a large number of plaintiffs sought large amounts of compensatory and punitive damages for deaths and injuries allegedly caused by exposure to asbestos at various premises of the utility subsidiaries. The suits that have been resolved, which are many, have been resolved without any payment by the utility subsidiaries, or for amounts that were not, in the aggregate, material to the company. The amounts specified in all the remaining thousands of suits total billions of dollars but Con Edison believes that these amounts are greatly exaggerated, as experienced through the disposition of previous claims. Based upon a combination of modeling, historical data analysis and risk factor assessment, Con Edison of New York's undiscounted potential liability over the next 50 years is estimated to range between $37.7 million and $162.1 million for these suits and additional such suits that may be brought (with no amount within the range considered more reasonable than any other). At December 31, 2002, Con Edison had accrued a $37.7 million provision for these suits, and a like amount had been deferred as a regulatory asset in accordance with PSC authorization.

Workers' compensation administrative proceedings have been commenced, wherein current and former employees claim benefits based upon alleged disability from exposure to asbestos. Based on the information and relevant circumstances known to Con Edison at this time, these claims are not expected to have a material adverse effect on Con Edison's financial position, results of operations or liquidity. At December 31, 2002, the company had accrued a $130.5 million provision as its estimate of the utility subsidiaries' liability for workers' compensation claims, including those related to asbestos exposure. Of this amount $55.9 million was deferred as a regulatory asset in accordance with PSC authorization.

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

Note G - Nuclear Generation

In September 2001, Con Edison of New York completed the sale of its nuclear generating facilities. See Note I.

The PSC is investigating a February 2000 to January 2001 outage of the nuclear generating unit, its causes and the prudence of Con Edison of New York's actions regarding the operation and maintenance of the generating unit. The proceeding covers, among other things, Con Edison of New York's inspection practices, the circumstances surrounding prior outages, the basis for postponement of the unit's steam generator replacement and whether, and to what extent, increased replacement power costs and repair and replacement costs should be borne by Con Edison's shareholders.

Con Edison of New York has not billed to customers $90 million of replacement power costs incurred during the outage. In addition, in 2000, Con Edison of New York accrued a $40 million liability for the possible disallowance of replacement power costs that it had previously recovered from customers.

Con Edison of New York is unable to predict whether or not any proceedings, lawsuits, legislation or other actions relating to the nuclear generating unit will have a material adverse effect on its financial position, results of operations or liquidity.

Note H - Non-utility Generators

Con Edison's utility subsidiaries have long-term contracts with non-utility generators (NUGs) for approximately 3,100 MW of electric generating capacity. Assuming performance by the NUGs, the utility subsidiaries are obligated over the terms of the contracts (which extend for various periods, up to 2036) to make capacity and other fixed payments.

For the years 2003 through 2007, the capacity and other fixed payments under the contracts are estimated to be $543 million, $547 million, $529 million, $526 million and $535 million. Such payments gradually increase to approximately $600 million in 2013, and thereafter decline significantly. For energy delivered under most of these contracts, the utility subsidiaries are obligated to pay variable prices that are estimated to be lower overall than expected market levels.

The NUG contracts include firm contracts for capacity (commitment ends 2005) and energy (commitment ends 2004) from the approximately 1,000 MW nuclear generating unit that Con Edison of New York sold in 2001. For energy from the unit, Con Edison of New York is obligated to pay an average annual price of 3.9 cents per kWh. From time to time, certain parties have petitioned governmental authorities to shut down the nuclear generating unit. In the event that government authorities did not permit the unit to operate, the unit's owner would not be obligated to provide Con Edison of New York with power to replace the power the unit would have provided.

Under the terms of its electric rate agreements, Con Edison of New York is recovering in rates the charges it incurs under mandated contracts with NUGs. The 2000 Electric Rate Agreement provides that, following March 31, 2005, Con Edison of New York will be given a reasonable opportunity to recover, through a non-bypassable charge to customers, the amount, if any, by which the actual costs of its purchases under the contracts exceed market value. The PSC specifically approved rate recovery of the nuclear energy purchase.

O&R recovers its costs under the contracts pursuant to rate provisions approved by the state public utility regulatory authority having jurisdiction.

Note I - Generation Divestiture

Pursuant to restructuring agreements approved by the PSC (See "Rate and Restructuring Agreements" in Note A), Con Edison of New York and O&R have divested all of their electric generating assets other than approximately 630 MW of Con Edison of New York's electric generating stations located in New York City. Con Edison of New York sold approximately 6,300 MW of electric generating assets in 1999 and approximately 1,480 MW in 2001. O&R completed the sale of all of its generating assets prior to the completion of Con Edison's purchase of O&R in 1999.

Pursuant to the 2000 Electric Rate Agreement, the net after-tax gain (including interest accrued thereon) from Con Edison of New York's 1999 generation divestiture was applied in 2000 as follows: $188.2 million was credited against electric distribution plant balances; $107.3 million was used to offset a like amount of regulatory assets (including deferred power contract termination costs); $50 million (after tax) was deferred for recognition in income during the 12 months ended March 31, 2002; and $12 million was deferred to be used for low-income customer programs. In addition, $30 million of employee retirement incentive expenses related to the generation divestiture was deferred for amortization over 15 years and $15 million of such expenses was charged to income in 2000.

The 2000 Electric Rate Agreement provides for Con Edison of New York to amortize to income a $74 million regulatory asset representing incremental electric capacity costs incurred prior to May 2000 to purchase capacity from the buyers of the generating assets the company sold in 1999. Amortization to income will take place in years in which the company would otherwise share excess earnings with customers, in amounts corresponding to the company's share of the excess earnings. By March 2005, any remaining unrecovered balance will be charged to expense. Of this amount, $30 million was charged to expense in 2002 and $15 million was expensed in 2001.

In January 2001, Con Edison of New York completed the sale of its 480 MW interest in the jointly-owned Roseton generating station for $138 million. The net after-tax gain from the sale, which has been deferred as a regulatory liability, was $37.1 million. In September 2001, Con Edison of New York completed the sale of its approximately 1,000 MW nuclear generating plant and related assets for $504.5 million. The proceeds were net of a $73.8 million payment to increase the value of the nuclear decommissioning trust funds being transferred to $430 million (the amount provided for in the sales agreement). The net after-tax loss from the sale, which was deferred as a regulatory asset, was $174.8 million at December 31, 2001 and $127.2 million at December 31, 2002. Con Edison of New York was authorized, effective September 2001, to continue to recover the cost of the deferred nuclear assets, which is included in rates, and to amortize the regulatory asset, until the loss on divestiture has been recovered. The 2000 Electric Agreement provides that Con Edison of New York "will be given a reasonable opportunity to recover stranded and strandable costs remaining at March 31, 2005, including a reasonable return on investments."

Note J - Leases

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

Capital leases: For ratemaking purposes capital leases are treated as operating leases; therefore, in accordance with SFAS No. 71, the amortization of the leased asset is based on the rental payments recovered through rates. The following assets and obligations under capital leases are included in the accompanying consolidated balance sheet at December 31, 2002 and 2001:

	2002	2001

	(Millions of Dollars)
UTILITY PLANT
Transmission	$12.1	$13.5
Common	29.0	29.7

TOTAL	$41.1	$43.2

CURRENT LIABILITIES	$2.6	$2.1

NON-CURRENT LIABILITIES	38.5	41.1

TOTAL LIABILITIES	$41.1	$43.2

The accumulated amortization of the capital leases was $28.8 million and $26.8 million as of December 31, 2002 and 2001, respectively.

The future minimum lease commitments for the above assets are as follows:

(Millions of Dollars)

2003	$7.8
2004	7.5
2005	7.3
2006	7.2
2007	7.1
All years thereafter	35.1

Total	$72.0
Less: amount representing interest	30.9

Present value of net minimum lease payments	$41.1

In November 2000, a Con Edison Development subsidiary entered into an operating lease arrangement with a limited partnership (Lessor) to finance construction of a 525 MW gas-fired electric generating facility in Newington, New Hampshire (Newington Project). See Note S.

Operating leases: The future minimum lease commitments under Con Edison's non-cancelable operating lease agreements, excluding the Newington Project, are as follows:

(Millions of Dollars)

2003	$45.6
2004	46.8
2005	15.5
2006	12.9
2007	8.6
All years thereafter	39.1

Total	$168.5

As part of a broad initiative, the Internal Revenue Service is reviewing certain categories of transactions. Among these are transactions in which a taxpayer leases property and then immediately subleases it back to the lessor (termed "Lease In/Lease Out," or LILO transactions). In 1997 and 1999, Con Edison's unregulated subsidiaries invested $93 million in two LILO transactions, involving gas distribution and electric generating facilities in the Netherlands, which represented approximately 36 percent of the purchase price; the remaining 64 percent or $166 million was furnished by third-party financing in the form of long-term debt that provides no recourse against the subsidiaries and is primarily secured by the assets, except for guarantees of up to $10 million of the debt. Approximately half of these guarantees expired prior to December 31, 2002 and the other half will expire at the end of May 2004. At December 31, 2002, the company's investment ($187 million) in these leveraged leases net of deferred tax liabilities ($117 million) amounted to $70 million, which was included at cost on Con Edison's consolidated balance sheet. On audit, the Internal Revenue Service has proposed that the tax losses recognized in connection with the 1997 LILO transaction be disallowed. Con Edison believes its position is correct and is currently appealing the auditors' proposal within the Internal Revenue Service. The estimated total tax savings from the two LILO transactions during the tax years 1997 through 2002, in the aggregate, was $82 million.

Note K - Goodwill and Intangible Assets

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

Con Edison completed its initial goodwill impairment test and recorded a loss of $34.1 million ($20.2 million after-tax) as an offset to goodwill recorded in Con Edison's "Unregulated Subsidiaries and Other" business segment relating to certain generation assets owned by Con Edison Development. The fair values of the reporting units were estimated using the expected present value of future cash flows. The impairment loss reflects changes in forecast market prices of energy and capacity and in risk-adjusted discount rates. The impairment loss is recognized net of taxes as a cumulative effect of a change in accounting principle at January 1, 2002.

The change in the carrying amount of goodwill at December 31, 2002 is as follows:

(Millions of Dollars)
Balance at the beginning of the period (January 1, 2002)	$439.9
Impairment loss recognized	(34.1)

Balance at the end of the period (December 31, 2002)	$405.8

Had Con Edison been accounting for goodwill under SFAS No. 142 for all periods presented, its income and earnings per share would have been as follows:

	For the years ended December 31,
	2002	2001	2000

	(Millions of Dollars)
Net income for common stock
As reported	$646.0	$682.2	$582.8
Add back: goodwill amortization (net of tax)	-	11.0	11.9

Adjusted	$646.0	$693.2	$594.7

Basic earnings per share
As reported	$3.03	$3.22	$2.75
Add back: goodwill amortization (net of tax)	-	.05	.06

Adjusted	$3.03	$3.27	$2.81

Diluted earnings per share
As reported	$3.02	$3.21	$2.74
Add back: goodwill amortization (net of tax)	-	.05	.06

Adjusted	$3.02	$3.26	$2.80

In July 1999, Con Edison acquired O&R and accounted for the acquisition under the purchase method of accounting in accordance with generally accepted accounting principles. Con Edison recorded in its consolidated financial statements goodwill in the amount of $437 million and began the amortization of goodwill to income over a 40-year period. Upon adoption of SFAS No. 142 in January 2002, Con Edison discontinued the amortization of goodwill. The unamortized goodwill of $405.8 million was tested for impairment and determined not to be impaired.

Con Edison's finite life intangible asset relates to a power purchase agreement of an unregulated subsidiary and is being amortized on a straight-line basis over an approximately 25-year contract period. At December 31, 2002, the gross carrying amount and accumulated amortization were $91.7 million and $9.7 million, respectively. Amortization expense was $3.8 million at December 31, 2002 and is estimated to remain at $3.8 million per year from 2003 to 2007.

Note L - Income Tax

The components of income tax are as follows:

	For the Years Ended December 31,
	2002	2001	2000

	(Thousands of Dollars)
Charge/(benefit) to operations:
State
Current	$(2,876)	$69,259	$28,941
Deferred - net	96,531	78,988	-
Federal
Current	93,469	380,509	103,670
Deferred - net	217,192	(57,089)	193,257
Amortization of investment tax credit	(6,244)	(7,135)	(8,078)

TOTAL CHARGE TO OPERATIONS	398,072	464,532	317,790

Charge/(benefit) to other income:
State
Current	(2,819)	(4,102)	(5,304)
Deferred - net	(1,006)	73	-
Federal
Current	(12,566)	(8,684)	(1,095)
Deferred - net	(1,162)	(7,045)	(3,892)
Amortization of investment tax credit	(4,127)	(2,163)	(331)

TOTAL BENEFIT TO OTHER INCOME	(21,680)	(21,921)	(10,622)

TOTAL	$376,392	$442,611	$307,168

The tax effect of temporary differences, which gave rise to deferred tax assets and liabilities, is as follows:

	For the Years Ended December 31,
	2002	2001

	(Millions of dollars)
Liabilities:
Depreciation	$1,556.2	$1,348.5
Regulatory Liability - Future Federal Income Tax	667.3	659.8
Other	542.4	414.3

TOTAL LIABILITIES	2,765.9	2,422.6

Assets:
Other	(190.3)	(186.4)

TOTAL ASSETS	(190.3)	(186.4)

NET LIABILITY	$2,575.6	$2,236.2

Reconciliation of the difference between income tax expense and the amount computed by applying the prevailing statutory income tax rate to income before income taxes is as follows:

	For the Years Ended December 31,
	2002	2001	2000

	(% of Pre-tax income)
STATUTORY TAX RATE
Federal	35%	35%	35%
Changes in computed taxes resulting from:
State income tax	6	9	2
Depreciation related differences	5	3	4
Cost of removal	(5)	(4)	(6)
Other	(6)	(4)	(1)

Effective Tax Rate	35%	39%	34%

Note M - Stock-based Compensation

Under Con Edison's Stock Option Plan (the Plan), options may be granted to officers and key employees of Con Edison and its subsidiaries for up to a total of 10 million shares of Con Edison's common stock. Generally options become exercisable three years after the grant date and remain exercisable until 10 years from the grant date.

As permitted by SFAS No. 123, Con Edison elected to follow APB No. 25 and related interpretations in accounting for its employee stock options. Under the intrinsic value method of APB No. 25, no compensation expense is recognized because the exercise price of Con Edison's employee stock options equals the market price of the underlying stock on the date of grant.

Under the plan, exercise of Con Edison's employee stock options requires payment in full of the exercise price, unless the committee of Con Edison's Board of Directors that administers the Plan determines that options may be settled by paying to the option holder the difference between the fair market value of the common stock subject to the option and the exercise price (cash settlement). In 2002, to ensure that the exercise of currently exercisable options would comply with certain technical requirements of the Sarbanes-Oxley Act of 2002 applicable to certain officers of Con Edison and its subsidiaries, the committee determined that 1996 and 1997 stock options covering 295,500 shares of common stock held by those officers may be settled by the cash settlement method. A $3.8 million charge to expense was recognized for Con Edison in 2002 for these options. Additional changes to expense will be recognized with respect to these options to the extent the fair market value of the common shares changes in future periods.

Disclosure of pro forma information regarding net income and earnings per share is required by SFAS No. 123 and SFAS No. 148, "Accounting for Stock Based Compensation, Transition and Disclosures." See "Stock-Based Compensation" in Note A for an illustration of the effect on net income and earnings per share if Con Edison had applied the fair value recognition provisions of SFAS No. 123 to its stock-based employee compensation. The fair values of 2002, 2001 and 2000 options are $6.37, $5.23 and $4.42 per share, respectively. These values were estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2002	2001	2000

Risk-free interest rate	5.08%	5.22%	6.25%
Expected lives - in years	6	8	8
Expected stock volatility	21.43%	21.32%	20.51%
Dividend yield	5.22%	5.83%	6.60%

A summary of changes in the status of stock options awarded to officers and employees of Con Edison as of December 31, 2002, 2001 and 2000 is as follows:

	Shares	Weighted Average Price

Outstanding at 12/31/99	3,556,210	$39.607
Granted	1,349,500	32.499
Exercised	(68,697)	29.732
Forfeited	(46,100)	39.231

Outstanding at 12/31/00	4,790,913	37.749
Granted	1,487,050	37.758
Exercised	(363,013)	29.740
Forfeited	(160,300)	41.333

Outstanding at 12/31/01	5,754,650	38.157
Granted	1,584,350	42.510
Exercised	(413,899)	30.813
Forfeited	(127,450)	44.103

Outstanding at 12/31/02	6,797,651	$39.506

The following summarizes the Plan's stock options outstanding at December 31, 2002 for each plan year:

Plan Year	Weighted Average Exercise Price	Shares Outstanding At 12/31/02	Remaining Contractual Life

2002	$42.510	1,581,850	9 years
2001	37.758	1,474,050	8 years
2000	32.499	1,283,750	7 years
1999	47.876	1,149,900	6 years
1998	42.609	747,450	5 years
1997	31.500	395,526	4 years
1996	27.875	165,125	3 years

As of December 31, 2002, 2001 and 2000 there were vested options outstanding to purchase 1,308,101, 939,850 and 1,304,863 shares of common stock, respectively, at an exercise price below the closing market price on that day. The weighted average exercise prices were $37.36, $30.11 and $31.50, respectively.

As of December 31, 2002, 2001 and 2000 the total number of vested options outstanding were 2,458,001, 1,765,200 and 1,304,863 with weighted average exercise prices of $42.28, $35.95 and $31.50, respectively.

Pursuant to employment agreements, effective September 2000, certain senior officers of Con Edison and its subsidiaries were granted an aggregate of 350,000 restricted stock units, subject to the officers meeting the terms and conditions of the agreements. In June 2002, an additional 150,000 restricted stock units were granted to certain senior officers of Con Edison and its subsidiaries under similar terms. The units, each of which represents the right to receive one share of Con Edison common stock and related dividends, vest ratably through August 2005 or immediately upon the occurrence of certain events. Pursuant to APB No. 25, Con Edison is recognizing compensation expense and accruing a liability for the units over the vesting period. The expense recognized for restricted stock during 2002, 2001 and 2000 was $4.4 million, $3.1 million and $0.9 million, respectively.

In June 2002, Con Edison terminated its Directors' Retirement Plan applicable to non-officer directors (the termination is not applicable to directors who had previously retired from the board) and adopted a deferred stock compensation plan for these directors. Under the plan, directors were granted stock units for accrued service. Pursuant to APB No. 25, Con Edison recognizes compensation expense and accrues a liability for the units. An expense of $2.4 million was recorded in 2002.

Note N - Financial Information By Business Segment

Con Edison's business segments were determined based on similarities in economic characteristics, the regulatory environment, and management's reporting requirements. Con Edison's principal business segments are:

  •
  Regulated Electric - consists of regulated activities of Con Edison of New York and O&R relating to the generation, transmission, distribution and sale of electricity in New York, New Jersey and Pennsylvania.

  •
  Regulated Gas - consists of regulated activities of Con Edison of New York and O&R relating to the transportation, storage, distribution and sale of natural gas in New York and Pennsylvania.

  •
  Regulated Steam - consists of regulated activities of Con Edison of New York relating to the generation, distribution and sale of steam in New York.

  •
  Unregulated Subsidiaries - represents the operations of the subsidiaries that participate in the competitive electric and gas supply, energy infrastructure, energy-related products and services and telecommunications businesses.

  •
  Other - includes the operations of the parent company, Con Edison, and consolidation adjustments.

All revenues of Con Edison's business segments, excluding revenues earned by Con Edison Development on certain energy infrastructure projects, which are deemed to be immaterial, are from customers located in the United States of America. Also, all assets of its business segments, excluding certain investments in energy infrastructure projects by Con Edison Development, are located in the United States of America. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. See Note A.

Common services shared by the business segments are assigned directly or allocated based on various cost factors, depending on the nature of the service provided.

The financial data for business segments are as follows:

	Regulated Electric
	2002	2001	2000

	(Thousands of Dollars)
Operating revenues	$6,250,896	$6,887,863	$6,938,128
Intersegment revenues	9,612	12,589	53,514
Depreciation and amortization	377,462	407,992	477,352
Income tax expense	317,960	382,153	239,772
Operating income	816,733	902,176	808,960
Interest charge	326,790	316,449	309,753
Changes in accounting principles	-	-	-
Total assets	13,308,802	12,193,525	12,386,304
Construction expenditures	870,590	810,821	786,211

	Regulated Gas
	2002	2001	2000

	(Thousands of Dollars)
Operating revenues	$1,204,033	$1,465,956	$1,261,970
Intersegment revenues	2,874	3,181	6,113
Depreciation and amortization	76,106	72,050	66,780
Income tax expense	65,946	73,768	64,942
Operating income	173,317	179,823	176,171
Interest charge	71,262	72,068	66,498
Changes in accounting principles	-	-	-
Total assets	2,902,813	2,711,008	2,607,624
Construction expenditures	200,981	169,739	140,702
	Regulated Steam
	2002	2001	2000

	(Thousands of Dollars)
Operating revenues	$404,044	$503,736	$452,135
Intersegment revenues	1,810	1,903	2,023
Depreciation and amortization	18,330	17,902	18,173
Income tax expense	(4,832)	5,695	2,407
Operating income	36,046	27,893	25,557
Interest charge	21,950	20,768	18,191
Changes in accounting principles	-	-	-
Total assets	977,315	746,587	686,807
Construction expenditures	82,887	64,308	32,014
	Unregulated Subsidiaries
	2002	2001	2000

	(Thousands of Dollars)
Operating revenues	$647,279	$540,577	$679,573
Intersegment revenues	-	-	-
Depreciation and amortization	22,615	17,356	13,547
Income tax expense	18,998	2,916	10,669
Operating income	33,051	29,675	18,024
Interest charge	15,556	16,863	9,652
Changes in accounting principles	22,061	-	-
Total assets	1,321,519	1,020,602	820,942
Construction expenditures	213,457	163,921	121,214

	Other
	2002	2001	2000

	(Thousands of Dollars)
Operating revenues	$(24,392)	$(9,333)	$(14,582)
Intersegment revenues	24,392	9,333	14,582
Depreciation and amortization	40	10,821	10,555
Income tax expense	-	-	-
Operating income	990	(12,009)	(12,576)
Interest charge	6,024	4,732	3,351
Changes in accounting principles	-	-	-
Total assets	309,861	362,733	265,568
Construction expenditures	-	-	-
	Total
	2002	2001	2000

	(Thousands of Dollars)
Operating revenues	$8,481,860	$9,388,799	$9,317,224
Intersegment revenues	38,688	27,006	76,232
Depreciation and amortization	494,553	526,121	586,407
Income tax expense	398,072	464,532	317,790
Operating income	1,060,137	1,127,558	1,016,136
Interest charge	441,582	430,880	407,445
Changes in accounting principles	22,061	-	-
Total assets	18,820,310	17,034,455	16,767,245
Construction expenditures	1,367,915	1,208,789	1,080,141

Note O - Derivative Instruments and Hedging Activities

Effective January 2001, Con Edison adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended (SFAS No. 133). Upon adoption, Con Edison's subsidiaries recognized after-tax transition gains of $1.7 million in other comprehensive income (OCI) and $0.4 million in current income.

Energy Price Hedging

Con Edison's subsidiaries use derivative instruments to hedge market price fluctuations in related underlying transactions for the physical purchase or sale of electricity and gas (hedges). As of December 31, 2002, the fair value of the derivatives for such use was $38.8 million, comprised of $16.9 million at the regulated utility subsidiaries and $21.9 million at the unregulated subsidiaries.

Con Edison's regulated utility subsidiaries, pursuant to SFAS No. 71, defer recognition in income of gains and losses on hedges until the underlying transactions are completed. In accordance with rate provisions that permit the recovery of the cost of purchased power and gas for resale, Con Edison's regulated utility subsidiaries credit or charge to their customer's gains or losses on hedges and related transaction costs. See "Recoverable Energy Costs" in Note A.

For Con Edison of New York, the 2000 Electric Rate Agreement provides that 10 percent of gains or losses on hedges flow to net income as rewards or penalties. Con Edison of New York has elected cash flow hedge accounting under SFAS No. 133 for a qualifying portion of its electric hedges. Con Edison

Solutions, which provides competitive gas and electric supply and energy-related products and services, has also elected cash flow hedge accounting.

Pursuant to cash flow hedge accounting, except as described below, the mark-to-market unrealized gain or loss on each hedge is recorded in OCI and reclassified to income at the time the underlying transaction is completed.

Unrealized gains and losses on cash flow hedges for energy transactions, net of tax, included in accumulated OCI for the years ended December 31, 2002 and 2001 were as follows:

	2002	2001

	(Millions of Dollars)
Unrealized gains/(losses) on derivatives qualified as hedges due to cumulative effect of a change in accounting principle, net of $0 and $1.2 taxes	$-	$1.7
Unrealized gains/(losses) on derivatives qualified as hedges, net of $19.1 and ($18.8) taxes	27.5	(26.8)
Less: Reclassification adjustment for gains/(losses) included in net income, net of $1.1 and ($8.6) taxes	1.6	(12.4)

Unrealized gains/(losses) on derivatives qualified as hedges for the period	$25.9	($12.7)

As of December 31, 2002, the cash flow hedges had a remaining term of less than two years and $13.2 million of existing after-tax net gains relating to these hedges are expected to be reclassified from accumulated OCI to income within the next 12 months.

Under cash flow hedge accounting, any gain or loss relating to any portion of the hedge determined to be "ineffective" is recognized in income in the period in which such determination is made. As a result, changes in value of a hedge may be recognized in income in an earlier period than the period in which the underlying transaction is recognized in income. Con Edison recognized in income mark-to-market unrealized pre-tax net gains of $6.2 million in 2002 and $6.2 million of pre-tax net losses in 2001 relating to hedge ineffectiveness at Con Edison Solutions.

Interest Rate Hedging

Con Edison's subsidiaries use interest rate swaps to manage interest rate exposures associated with debt. In October 2002, Con Edison of New York entered into a swap agreement in connection with its $224.6 million tax-exempt Facilities Revenue Bonds, Series 2001A. Pursuant to the swap agreement provisions, Con Edison of New York pays interest at a variable rate equal to the three-month London Inter-Bank Offered Rate (LIBOR) and is paid interest at a fixed rate of 5.375 percent. The agreement has a term of 10 years and is callable at par after three years. The swap is designated as a fair value hedge and qualifies for "short-cut" hedge accounting under SFAS No. 133. Under this method, changes in the fair value of the swap instrument are recorded directly against the carrying value of the hedged bonds and have no impact on earnings. As of December 31, 2002, the fair value of the interest rate swap was $7.7 million and recorded as an asset and the fair value of the hedged bonds was $232.3 million.

O&R and Con Edison Development use interest rate swaps to convert a portion of their variable-rate debt into fixed-rate debt. The swap agreements, displayed in the table below, are designated as cash flow hedges under SFAS No. 133. Any gain or loss on the hedges is recorded in OCI and reclassified to interest expense and included in earnings during the periods in which the hedged interest payments occur. At December 31, 2002 and 2001, the fair value of the O&R interest rate swap was a loss of $19.1 million and $14.2 million, respectively, and the fair value of the Con Edison Development interest rate swap was a loss of $9.7 million and $5.7 million, respectively.

The contractual components of the interest rate swaps accounted for as cash flow hedges are as follows:

Debt	Maturity Date of Swaps	Notional Amount ($000)	Fixed Rate Paid	Variable Rate Received

Pollution Control Refunding Revenue Bond, 1994 Series A	2014	55,000	6.09%	Current bond rate
Variable rate loans - Lakewood	2008	77,500	6.68%	LIBOR

Unrealized gains and losses on cash flow hedges for interest rate swaps, net of tax, included in accumulated OCI for the years ended December 31, 2002 and 2001 were as follows:

	2002	2001

Unrealized gains/(losses) on derivatives qualified as hedges due to cumulative effect of a change in accounting principle, net of $0 and ($6.8) taxes	$-	($9.7)
Unrealized gains/(losses) on derivatives qualified as hedges, net of ($6.4) and ($3.1) taxes	(9.1)	(4.4)
Less: Reclassification adjustment for gains/(losses) included in net income, net of ($2.8) and ($1.7) taxes	(3.9)	(2.4)

Unrealized gains/(losses) on derivatives qualified as hedges for the period	($5.2)	($11.7)

As of December 31, 2002, $3.5 million of existing after-tax losses relating to the interest rate swap agreements are expected to be reclassified from accumulated OCI to income within the next 12 months.

Energy Trading Activities

Unregulated subsidiaries of Con Edison engage in energy trading activities that are accounted for at fair value. Con Edison Energy utilizes commodity contracts such as two-party forward contracts for the purchase or sale of electricity and capacity, over-the-counter swap contracts, exchange-traded natural gas and crude oil futures and options, transmission congestion contracts, natural gas transportation contracts, and other physical and financial contracts.

Prior to October 1, 2002, these contracts were accounted for under FASB's Emerging Issues Task Force (EITF) No. 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities." As of October 1, 2002, energy and energy-related trading contracts that meet the definition of derivatives are accounted for under SFAS No. 133. Such contracts are marked to market, with gains and losses recognized in earnings. For the years ended December 31, 2002 and 2001, Con Edison recognized in income net unrealized pre-tax losses of $1.4 million, excluding the effect of a cumulative adjustment due to a change in accounting principle, and net gains of $9.6 million, respectively. Contracts that did not fall within the scope of SFAS No. 133 were included in the cumulative effect of a change in accounting principle. See Note T for further discussion.

The fair value of energy trading net assets as of December 31, 2002 and 2001 was $4.9 million and $11.2 million, respectively.

Note P - Northeast Utilities

In March 2001, Con Edison commenced an action in the United States District Court for the Southern District of New York, entitled Consolidated Edison, Inc. v. Northeast Utilities, seeking a declaratory judgment that Northeast Utilities has failed to meet certain conditions precedent to Con Edison's obligation to complete its acquisition of Northeast Utilities pursuant to their agreement and plan of merger, dated as of October 13, 1999, as amended and restated as of January 11, 2000 (the merger agreement). In May 2001, Con Edison amended its complaint. As amended, Con Edison's complaint seeks, among other things, recovery of damages sustained by it as a result of the material breach of the merger agreement by Northeast Utilities, the court's declaration that under the merger agreement Con Edison has no further or continuing obligations to Northeast Utilities and that Northeast Utilities has no further or continuing rights against Con Edison.

In June 2001, Northeast Utilities withdrew the separate action it commenced in March 2001 in the same court and filed as a counter-claim to Con Edison's amended complaint its claim that Con Edison materially breached the merger agreement and that, as a result, Northeast Utilities and its shareholders have suffered substantial damages, including the difference between the consideration to be paid to Northeast Utilities shareholders pursuant to the merger agreement and the market value of Northeast Utilities common stock, expenditures in connection with regulatory approvals and lost business opportunities. Pursuant to the merger agreement, Con Edison agreed to acquire Northeast Utilities for $26.00 per share (an estimated aggregate of not more than $3.9 billion) plus $0.0034 per share for each day after August 5, 2000 through the day prior to the completion of the transaction, payable 50 percent in cash and 50 percent in stock.

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

Note Q - World Trade Center Attack

Con Edison of New York estimates that it will incur $430 million of costs for emergency response, temporary restoration and permanent replacement of electric, gas and steam transmission and distribution facilities damaged as a result of the September 11, 2001 attack on the World Trade Center. Most of the costs are expected to be capital in nature. The company estimates that $96 million of the costs will be covered by insurance. In December 2001, Con Edison of New York filed a petition with the PSC for authorization to defer these costs, which the company expects the PSC to permit it to recover from customers, net of any federal reimbursement, insurance payment and tax savings. In August 2002, President Bush signed into law an appropriations bill that authorizes funds, for which the company is eligible to apply, to recover costs it incurred in connection with the attack. The procedural guidelines for disbursement of the federal funds are in the process of being developed. At December 31, 2002, the company had capitalized $134 million of such costs as utility plant and deferred $63 million of such costs as a regulatory asset. In addition, at December 31, 2001, the company accrued a regulatory liability to defer recognition in income of an $81.5 million tax refund claim resulting from a casualty loss deduction taken by the company relating to the attack.

Note R - Guarantees

In November 2002, the FASB issued Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that upon issuance of certain types of guarantees, a guarantor recognize and account for the fair value of the guarantee as a liability. FIN 45 contains exclusions to this requirement, including the exclusion of a parent's guarantee of its subsidiaries' debt to a third party. FIN 45 is effective on a prospective basis to guarantees issued or modified after December 31, 2002.

Con Edison and its subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of their subsidiaries. In addition, a Con Edison Development subsidiary has issued guarantees on behalf of entities in which it has an equity interest. Con Edison's guarantees had maximum limits totaling $1.1 billion at December 31, 2002 and 2001, of which $588.2 million and $456.2 million, respectively, were outstanding. Management believes the likelihood that Con Edison would be required to perform with respect to these guarantees is remote. The adoption of FIN 45 is not expected to have a material impact on Con Edison's consolidated financial position, results of operations or liquidity.

The following table summarizes, by type and term, the total maximum amount of guarantees:

	Maximum Amount
Guarantee Type	0-3 years	4-10 years	10 years	Total

	(Thousands of Dollars)
Commodity Transactions	$611,464	$31,000	$17,487	$659,951
Newington Lease Agreement	-	-	353,333	353,333
Affordable Housing Program	-	56,682	-	56,682
Lease Obligations	1,412	1,375	24,358	27,145
Other Guarantees	5,170	10,392	2,698	18,260

TOTAL	$618,046	$99,449	$397,876	$1,115,371

Commodity Transactions—Con Edison guarantees payments on behalf of its subsidiaries in order to facilitate physical and financial transactions in gas, pipeline capacity, transportation, oil, electricity and related commodity services. In addition, a Con Edison Development subsidiary guaranteed payment for fuel oil purchases by a foreign generating project in which it has an equity interest. To the extent that liabilities exist under the contracts subject to these guarantees, such liabilities are included in the consolidated balance sheet.

Newington Lease Agreement—Con Edison guarantees the payment and performance obligations of a Con Edison Development subsidiary. See Note S.

Affordable Housing Program—Con Edison Development guarantees the repurchase and remarketing obligations of one of its subsidiaries with respect to the debt ($56.7 million, including interest) relating to moderate-income rental apartment properties eligible for tax credits under Section 42 of the Internal Revenue Code. In accordance with EITF Issue No. 94-01, "Accounting for Tax Benefits Resulting from Investments in Affordable Housing Projects," neither the rental apartment properties nor the related indebtedness is included on Con Edison's consolidated balance sheet.

Lease Obligations—Con Edison guarantees certain rent payment obligations of its subsidiaries under various property lease agreements for office buildings. Of the maximum guarantee amount, $15.0 million relates to a guarantee given to Con Edison of New York.

Other—Con Edison, Con Edison Development and its subsidiaries also guarantee the following:

  •
  $15.1 million of guarantees for standby financial letters of credit and comfort letters in connection with investments in energy infrastructure power and cogeneration projects

  •
  $2.7 million of guarantees for franchise agreements with the City of New York and other localities

  •
  $0.4 million of letters of credit from financial institutions primarily for security deposits

Note S - Consolidation of Variable Interest Entities

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46), which addresses the consolidation of variable interest entities (VIE's) by business enterprises that are the primary beneficiaries. A VIE is an entity that does not have sufficient equity investment at risk to permit it to finance its activities without additional subordinated financial support, or whose equity investors lack the characteristics of a controlling financial interest. The primary beneficiary of a VIE is the enterprise with the majority of the risks or rewards associated with the VIE. The consolidation requirements apply immediately to VIE's created after January 31, 2003. For VIE's created earlier, the consolidation requirements apply in the first fiscal year or interim period beginning after June 15, 2003. Certain disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the VIE was established. Con Edison has identified the Newington Project, which is described in the following paragraphs, as a VIE that will require consolidation upon adoption of FIN 46. In addition, Con Edison is evaluating certain other investments to determine if they require consolidation or disclosure upon adoption of FIN 46. These include two LILO transactions that are accounted for as leveraged leases under SFAS No. 13 (see Note J), an investment in the Affordable Housing Program (see Note R), and three investments in power and cogeneration plants with assets of $82.9 million and debt of $42.5 million that are accounted for under the equity method. Con Edison is in the process of completing its evaluation but does not expect the results to have a material impact on its consolidated financial position, results of operation or liquidity.

In November 2000, a Con Edison Development subsidiary entered into an operating lease arrangement with Hawkeye L.P. (Lessor) to finance construction of a 525 MW gas-fired electric generating facility in Newington, New Hampshire. In accordance with SFAS No. 13, and related EITF issues (including EITF Issue No. 90-15, "Impact of Non-substantive Lessors, Residual Value Guarantees, and Other Provisions in Leasing Transactions" and EITF Issue No. 97-10, "The Effect of Lessee Involvement in Asset Construction"), the Newington Project and the related obligations are not included on Con Edison's consolidated balance sheet.

At the expiration of the initial lease term in June 2010, the subsidiary has the option to extend the lease or purchase the project for the then outstanding amounts expended by the Lessor for the project. In the event the subsidiary chooses not to extend the lease or acquire the project, Con Edison has guaranteed a residual value of the Newington Project for an amount not to exceed $239.7 million. The subsidiary also has contingent payment obligations to the Lessor if an event of default should occur during either the construction period or the lease period. If the subsidiary were to default, its obligation would equal up to 100% of the Lessor's investment in the Newington Project, which could exceed the aforementioned residual value guarantee. At December 31, 2002, projected project costs were $353 million. The subsidiary's payment and performance obligations relating to the Newington Project are fully and unconditionally guaranteed by Con Edison. See Note R.

Future minimum rental payments under the Newington Project operating lease are as follows:

(Millions of Dollars)

2003	$33.3
2004	33.3
2005	33.3
2006	33.3
2007	33.3
All years thereafter	83.2

Total	$249.7

Upon adoption of FIN 46, Con Edison will be required to include the Newington Project assets and the related debt on its consolidated balance sheet. Con Edison estimates that this will result in a decrease in annual after tax net income of $3.8 million and increases of $353 million in non-utility plant and long-term debt and other liabilities. Con Edison expects that its maximum exposure to loss would equal the total assets of the project.

Substantial completion on the Newington project occurred in the fourth quarter of 2002. The subsidiary and the construction contractor for this plant have initiated legal proceedings with respect to whether the subsidiary is entitled to damages for a delay in completion of this plant and whether the contractor is entitled to additional project costs. Con Edison does not expect that this dispute will have a material adverse effect on its financial position, results of operations or liquidity.

Note T - New Financial Accounting Standards

During 2002, the FASB issued four new accounting standards: SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," SFAS No. 147, "Acquisitions of Certain Financial Institutions," and SFAS No. 148, "Accounting for Stock-Based Compensation." The FASB also issued Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," in November 2002, and Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities," in January 2003. In addition, during 2002, the EITF reached a consensus on several issues within EITF Issue No. 02-3, "Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities," one of which was the rescission of EITF Issue No. 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities."

SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and SFAS No. 64, "Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements," effective January 1, 2003. This statement also amends SFAS No. 13 to require sale-leaseback accounting for certain lease modifications that have an economic impact similar to sale-leaseback transactions and amends certain other authoritative pronouncements, effective May 15, 2002. SFAS No. 146, which was effective January 1, 2003, requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 147, which was effective October 1, 2002, provides guidance on the accounting for the acquisition of a financial institution. SFAS No. 148, which amends SFAS No. 123, provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the financial statements disclosure requirements of SFAS No. 123 regarding the method of accounting for stock-based employee compensation and the effects of the method used on reported results. Finally, this statement amends APB No. 28, "Interim Financial Reporting," to require disclosure about those effects in interim financial information. The amendment of SFAS No. 123 is effective for fiscal years ending after December 15, 2002. The amendment of Opinion No. 28 is effective for interim periods beginning after December 15, 2002. For information about the company's stock-based compensation, see Note M.

The adoption of these statements had no impact on Con Edison's consolidated financial position, results of operations or liquidity.

See Note R for a discussion on FIN 45 and Note S for a discussion on FIN 46.

In June 2002, the EITF reached a partial consensus on EITF Issue No. 02-3, "Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities," which provides that revenue resulting from energy trading contracts, whether realized or unrealized and whether financially or physically settled, should be shown net in the income statement. This ruling became effective for periods ending after July 2002, with reclassification of prior period amounts required. Beginning in the third quarter of 2002, Con Edison is presenting all mark-to-market, realized and unrealized, gains and losses on a net basis. Upon the application of the consensus, comparative financial statements for prior periods were reclassified to conform to the consensus. As a result, Con Edison's non-utility revenues and energy costs were reduced by $245 million in 2001 and $114 million in 2000.

On October 25, 2002, the EITF reached a consensus to rescind EITF Issue No. 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities." As a result, new energy trading and energy-related contracts entered into after October 25, 2002, that do not qualify as derivatives under SFAS No. 133 are not marked to market. All derivative contracts will be accounted for in accordance with SFAS No. 133. Therefore, previously recognized mark-to-market gains and losses on non-derivative contracts must be reversed upon adoption of this consensus. The effective date for the full rescission of EITF 98-10 was January 1, 2003, with early application permitted. Con Edison adopted this consensus effective on October 1, 2002 and reported the effect of the transition as a cumulative effect of a change in accounting principle in the after-tax loss amount of $1.9 million.

In October 2002, the EITF reached a consensus that gains and losses, realized and unrealized, on all derivative instruments within the scope of SFAS No. 133 should be shown net in the income statement, whether or not settled physically, if the derivative instruments are held for trading purposes. This consensus was effective January 1, 2003, with early adoption permitted. Con Edison chose to adopt this consensus effective October 1, 2002. The adoption of the consensus had no impact on Con Edison's consolidated financial position, results of operations or liquidity. Additional disclosures regarding energy trading activities required by EITF Issue No. 02-3 in June 2002 were eliminated in October 2002, with the rescission of EITF Issue No. 98-10.

The EITF did not reach consensus on whether or not recognition of unrealized gains and losses at inception of an energy-trading contract is appropriate. However, the FASB staff observed that unrealized gains or losses at inception should not be recognized unless the fair value of the derivative instrument is evidenced by a quoted market price, similar current market transactions or valuations based on observable market information. For the year ended December 31, 2002, Con Edison's unregulated subsidiaries recognized in income $10.9 million related to unrealized gains at inception of contracts. There were no such amounts in 2001.

Con Edison has also adopted the following accounting standards that were issued in 2001.

On January 1, 2002, Con Edison adopted SFAS No. 142, "Goodwill and Other Intangible Assets." See Note K.

On January 1, 2003 Con Edison adopted SFAS No. 143, "Accounting for Asset Retirement Obligations," which requires entities to record the fair value of a liability associated with an asset retirement obligation in the period incurred. When the liability is initially recorded, the entity will capitalize the cost by increasing the amount of the related asset. The liability will be increased to its present value each period and the capitalized cost will be depreciated over the useful life of the related asset. Upon retirement of the asset, the entity will settle the obligation for the amount recorded or incur a gain or loss.

The adoption of SFAS No. 143 did not have a material impact on Con Edison's consolidated financial position, results of operations or liquidity.

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

REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Trustees of Consolidated Edison Company of New York, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Consolidated Edison Company of New York, Inc. and its subsidiaries (the Company) at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
New York, NY
February 20, 2003

Consolidated Edison Company of New York, Inc.

CONSOLIDATED BALANCE SHEET

	As at
	December 31, 2002	December 31, 2001

	(Thousands of Dollars)
ASSETS
UTILITY PLANT, AT ORIGINAL COST (Note A)
Electric	$10,834,071	$10,441,779
Gas	2,229,894	2,113,664
Steam	767,831	758,600
General	1,316,898	1,241,746

Total	15,148,694	14,555,789
Less: Accumulated depreciation	4,264,144	4,083,760

Net	10,884,550	10,472,029
Construction work in progress	965,629	626,835

NET UTILITY PLANT	11,850,179	11,098,864

NON-UTILITY PLANT (Note A)
Non-utility property	34,775	29,408

NET PLANT	11,884,954	11,128,272

CURRENT ASSETS
Cash and temporary cash investments (Note A)	88,081	264,776
Funds held for the redemption of long-term debt	275,121	-
Accounts receivable - customers, less allowance for uncollectible
accounts of $29,200 and $29,400 in 2002 and 2001, respectively	602,376	527,635
Other receivables	83,795	63,885
Accounts receivable - from affiliated companies	24,964	27,929
Fuel, at average cost	18,076	16,719
Gas in storage, at average cost	63,065	85,534
Materials and supplies, at average cost	83,368	82,301
Prepayments	55,673	58,628
Other current assets	54,056	33,247

TOTAL CURRENT ASSETS	1,348,575	1,160,654

INVESTMENTS (Note A)	3,449	4,950
DEFERRED CHARGES, REGULATORY ASSETS AND NONCURRENT ASSETS
Accrued pension credits (Note D)	1,024,244	697,807
Regulatory assets
Future federal income tax (Notes A and J)	627,891	624,625
Sale of nuclear generating unit (Note I)	127,231	174,804
Recoverable energy costs (Note A)	223,507	121,748
Real estate sale costs - First Avenue properties	134,353	105,407
Workers' compensation (Note F)	54,266	60,466
Divestiture - capacity replacement reconciliation (Note I)	28,850	58,850
Deferred unbilled gas revenue	43,594	43,594
Deferred environmental remediation costs (Note F)	52,340	22,085
Deferred retirement program costs	37,644	42,197
Deferred revenue taxes	72,270	34,404
World Trade Center restoration costs (Note P)	62,856	32,933
Deferred asbestos-related costs (Note F)	37,700	4,000
Other	89,915	52,532

TOTAL REGULATORY ASSETS	1,592,417	1,377,645

Other deferred charges and noncurrent assets	164,380	149,490

TOTAL DEFERRED CHARGES, REGULATORY ASSETS AND NONCURRENT ASSETS	2,781,041	2,224,942

TOTAL ASSETS	$16,018,019	$14,518,818

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

CONSOLIDATED BALANCE SHEET

	As at
	December 31, 2002	December 31, 2001

	(Thousands of Dollars)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION (see Statement of Capitalization and Note B)
Common shareholders' equity	4,890,486	4,665,805
Preferred stock (Note B)	212,563	212,563
Long-term debt	5,394,021	5,011,752

TOTAL CAPITALIZATION	10,497,070	9,890,120

NONCURRENT LIABILITIES
Obligations under capital leases (Note N)	38,487	41,088
Accumulated provision for injuries and damages (Note F)	188,097	163,632
Retiree benefit reserve	107,627	101,759
Superfund and other environmental costs (Note F)	107,521	93,837
Other noncurrent liabilities	9,305	12,187

TOTAL NONCURRENT LIABILITIES	451,037	412,503

CURRENT LIABILITIES
Long-term debt due within one year	425,000	300,000
Preferred stock to be redeemed in one year	-	37,050
Accounts payable	743,175	591,135
Accounts payable to affiliated companies	19,391	7,000
Customer deposits	208,718	204,873
Accrued taxes	92,664	141,260
Accrued interest	79,946	73,311
System benefit charge	26,980	30,024
Independent power producer buyout	32,700	33,750
Accrued wages	76,248	71,177
Other current liabilities	129,824	112,498

TOTAL CURRENT LIABILITIES	1,834,646	1,602,078

DEFERRED CREDITS AND REGULATORY LIABILITIES
Accumulated deferred federal income tax (Note J)	2,322,338	2,022,639
Accumulated deferred investment tax credits (Note A)	105,809	111,925
Regulatory liabilities
NYISO reconciliation (Note A)	106,908	92,504
World Trade Center casualty loss (Note P)	78,787	81,483
Gain on divestiture (Note I)	37,877	52,784
Deposit from sale of First Avenue properties	50,000	50,000
Accrued electric rate reduction (Note A)	38,018	38,018
DC service incentive	35,293	28,455
Transmission congestion contracts	124,809	4,896
Gas rate plan - World Trade Center recovery	36,319	-
Electric excess earnings	40,000	-
Other	259,108	131,413

TOTAL REGULATORY LIABILITIES	807,119	479,553

TOTAL DEFERRED CREDITS AND REGULATORY LIABILITIES	3,235,266	2,614,117

TOTAL CAPITALIZATION AND LIABILITIES	$16,018,019	$14,518,818

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company Of New York, Inc.

CONSOLIDATED INCOME STATEMENT

	For the Years Ended December 31,
	2002	2001	2000

	(Thousands of Dollars)
OPERATING REVENUES (Note A)
Electric	$5,775,200	$6,350,360	$6,467,074
Gas	1,044,717	1,268,095	1,081,534
Steam	404,044	503,736	452,135

TOTAL OPERATING REVENUES	7,223,961	8,122,191	8,000,743

OPERATING EXPENSES
Purchased power	2,622,273	2,818,936	2,988,096
Fuel	231,807	350,619	322,064
Gas purchased for resale	471,807	665,964	490,565
Other operations	751,664	868,092	947,545
Maintenance	360,639	404,158	430,870
Depreciation and amortization (Note A)	437,896	465,164	535,179
Taxes, other than income taxes (Note A)	1,039,427	1,067,370	1,048,509
Income taxes (Notes A and J)	354,365	435,364	285,847

TOTAL OPERATING EXPENSES	6,269,878	7,075,667	7,048,675

OPERATING INCOME	954,083	1,046,524	952,068

OTHER INCOME (DEDUCTIONS)
Investment income (Note A)	165	4,230	2,294
Allowance for equity funds used during construction (Note A)	9,531	1,294	1,086
Other income	42,154	417	17,669
Other income deductions	(8,918)	(12,453)	(16,223)
Income taxes (Notes A and J)	12,607	8,196	(4,079)

TOTAL OTHER INCOME (DEDUCTIONS)	55,539	1,684	747

INCOME BEFORE INTEREST CHARGES	1,009,622	1,048,208	952,815

Interest on long-term debt	344,849	359,787	331,426
Other interest	51,358	32,323	43,224
Allowance for borrowed funds used during construction (Note A)	(4,425)	(6,963)	(5,550)

NET INTEREST CHARGES	391,782	385,147	369,100

INCOME BEFORE PREFERRED STOCK DIVIDEND	617,840	663,061	583,715

PREFERRED STOCK DIVIDEND REQUIREMENTS	12,458	13,593	13,593

NET INCOME FOR COMMON STOCK	$605,382	$649,468	$570,122

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

CONSOLIDATED STATEMENT OF RETAINED EARNINGS

	For the Years Ended December 31,
	2002	2001	2000

	(Thousands of Dollars)
BALANCE, JANUARY 1	$4,185,575	$3,995,825	$3,887,993
INCOME BEFORE PREFERRED STOCK DIVIDEND	617,840	663,061	583,715

TOTAL	4,803,415	4,658,886	4,471,708

DIVIDENDS DECLARED ON CAPITAL STOCK
Cumulative preferred, at required annual rates	12,458	13,593	13,593
Common	379,856	459,718	462,290

TOTAL DIVIDENDS DECLARED	392,314	473,311	475,883

BALANCE, DECEMBER 31	$4,411,101	$4,185,575	$3,995,825

Consolidated Edison Company of New York, Inc.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2002	2001	2000

	(Thousands of Dollars)
NET INCOME FOR COMMON STOCK	$605,382	$649,468	$570,122
OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAXES
Minimum pension liability adjustments, net of ($2,550), ($1,402) and ($363) taxes in 2002, 2001 and 2000, respectively	(3,688)	(1,844)	(673)
Unrealized gains/(losses) on derivatives qualified as hedges, net of $2,348 and ($3,559) taxes in 2002 and 2001, respectively	3,364	(4,938)	-
Less: Reclassification adjustment for gains/(losses) included in net income, net of $501 and ($2,087) taxes in 2002 and 2001, respectively	718	(2,983)	-

TOTAL OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAXES	(1,042)	(3,799)	(673)

COMPREHENSIVE INCOME	$604,340	$645,669	$569,449

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Years Ended December 31,
	2002	2001	2000

	(Thousands of Dollars)
OPERATING ACTIVITIES
Income before preferred stock dividend	$617,840	$663,061	$583,715
PRINCIPAL NON-CASH CHARGES (CREDITS) TO INCOME
Depreciation and amortization	437,896	465,164	535,179
Deferred income tax (excluding taxes resulting from divestiture of plant)	259,570	(50,078)	158,743
Common equity component of allowance for funds used during construction	(9,531)	(1,294)	(1,086)
Accrued pension credits (net of capitalized amounts)	(262,273)	(259,107)	(201,666)
Other non-cash charges	51,305	122,217	195,109
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable - customers, less allowance for uncollectibles	(74,530)	216,248	(201,905)
Materials and supplies, including fuel and gas in storage	20,045	(15,929)	(8,722)
Prepayments, other receivables and other current assets	(35,010)	132,651	(147,628)
Recoverable energy costs	(101,759)	152,540	(195,638)
Accounts payable	152,040	(280,007)	374,245
Retiree benefit reserve	5,868	(3,365)	28,317
Accrued taxes	(48,596)	91,751	26,237
Accrued interest	6,635	(4,919)	26,649
Deferred charges and regulatory assets	(100,985)	754	(44,145)
Deferred credits and regulatory liabilities	195,433	37,909	(73,730)
Transmission congestion contracts	119,913	4,896	-
Other assets	13,732	(16,723)	4,514
Other liabilities	68,070	49,842	10,896

NET CASH FLOWS FROM OPERATING ACTIVITIES	1,315,663	1,305,611	1,069,084

INVESTING ACTIVITIES
Construction expenditures	(1,164,263)	(1,044,660)	(951,328)
Cost of removal less salvage	(122,130)	(99,106)	(130,590)
Common equity component of allowance for funds used during construction	9,531	1,294	1,086
Nuclear fuel expenditures	-	(6,111)	(27,357)
Contributions to nuclear decommissioning trust	-	(89,185)	(21,301)
Divestiture of utility plant (net of federal income tax)	-	671,473	-
Demolition and remediation costs for First Avenue properties	(2,161)	(2,398)	(101,935)
Deposit received from sale of First Avenue properties	-	-	50,000

NET CASH FLOWS USED IN INVESTING ACTIVITIES	(1,279,023)	(568,693)	(1,181,425)

FINANCING ACTIVITIES
Repurchase of common stock	-	-	(29,454)
Net repayments of short-term debt	-	(139,969)	(355,402)
Issuance of long-term debt	800,000	722,600	975,000
Retirement of long-term debt	(300,000)	(300,000)	(275,000)
Redemption of preferred stock	(37,050)	-	-
Advance refunding of long-term debt	(275,121)	(328,150)	-
Issuance and refunding costs	(7,588)	(23,218)	(5,468)
Common stock dividends	(380,652)	(459,954)	(462,728)
Preferred stock dividends	(12,924)	(13,724)	(13,367)

NET CASH FLOWS USED IN FINANCING ACTIVITIES	(213,335)	(542,415)	(166,419)

CASH AND TEMPORARY CASH INVESTMENTS:

NET CHANGE FOR THE PERIOD	(176,695)	194,503	(278,760)

BALANCE AT BEGINNING OF PERIOD	264,776	70,273	349,033

BALANCE AT END OF PERIOD	$88,081	$264,776	$70,273

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$336,593	$360,219	$313,056
Income taxes	219,420	220,752	141,823

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

CONSOLIDATED STATEMENT OF CAPITALIZATION

	Shares outstanding
	December 31, 2002	December 31, 2001	Years Ended December 31,
			2002	2001

			(Thousands of Dollars)
COMMON SHAREHOLDER'S EQUITY (NOTE B)
Common stock, $2.50 par value, authorized 340,000,000 shares	235,488,094	235,488,094	$1,482,341	$1,482,341
Retained earnings			4,411,101	4,185,575
ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)
Minimum pension liability adjustments, net of ($4,315) and ($1,765) taxes in 2002 and 2001, respectively			(6,205)	(2,517)
Unrealized gains/(losses) on derivatives qualified as hedges, net of ($1,211) and ($3,559) taxes in 2002 and 2001, respectively			(1,574)	(4,938)
Less: Reclassification adjustments for gains/(losses) included in net income, net of ($1,586) and ($2,087) taxes in 2002 and 2001, respectively			(2,265)	(2,983)

TOTAL ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAXES			(5,514)	(4,472)

REPURCHASED CONSOLIDATED EDISON, INC. COMMON STOCK			(962,092)	(962,092)
Capital stock expense			(35,350)	(35,547)

TOTAL COMMON SHAREHOLDER'S EQUITY			4,890,486	4,665,805

PREFERRED STOCK (NOTE B)
Subject to mandatory redemption Cumulative Preferred, $100 par value, 6 1/8% Series J	-	370,500	-	37,050

TOTAL SUBJECT TO MANDATORY REDEMPTION			-	37,050

OTHER PREFERRED STOCK
$5 Cumulative Preferred, without par value, authorized 1,915,319 shares	1,915,319	1,915,319	175,000	175,000
Cumulative Preferred, $100 par value, authorized 6,000,000 shares*
4.65% Series C	153,296	153,296	15,330	15,330
4.65% Series D	222,330	222,330	22,233	22,233

TOTAL OTHER PREFERRED STOCK			212,563	212,563

TOTAL			212,563	249,613
Less: Preferred stock due within one year			-	37,050

TOTAL PREFERRED STOCK			$212,563	$212,563

*
Represents total authorized shares of cumulative preferred stock, $100 par value, including preferred stock subject to mandatory redemption.

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

CONSOLIDATED STATEMENT OF CAPITALIZATION

Long-term debt (Note B)			At December 31,
	Interest Rate
Maturity		Series	2002	2001

			(Thousands of Dollars)
DEBENTURES:
2002	6 5/8	1993C	-	150,000
2002	2.06*	1997A	-	150,000
2003	6 3/8	1993D	150,000	150,000
2004	7 5/8	1992B	150,000	150,000
2005	6 5/8	1995A	100,000	100,000
2005	6 5/8	2000C	350,000	350,000
2007	6.45	1997B	330,000	330,000
2008	6 1/4	1998A	180,000	180,000
2008	6.15	1998C	100,000	100,000
2009	7.15	1999B	200,000	200,000
2010	8 1/8	2000A	325,000	325,000
2010	7 1/2	2000B	300,000	300,000
2012	5 5/8	2002A	300,000	-
2013	4 7/8	2002B	500,000	-
2023	7 1/2	1993G	380,000	380,000
2026	7 3/4	1996A	100,000	100,000
2028	7.1	1998B	105,000	105,000
2028	6.9	1998D	75,000	75,000
2029	7 1/8	1994A	150,000	150,000
2039	7.35	1999A	275,000	275,000
2041	7 1/2	2001A	400,000	400,000

TOTAL DEBENTURES			4,470,000	3,970,000

TAX-EXEMPT DEBT - NOTES ISSUED TO NEW YORK STATE ENERGY RESEARCH AND DEVELOPMENT AUTHORITY FOR FACILITIES REVENUE BONDS:
2020	5 1/4	1993B	127,715	127,715
2020	6.10	1995A	128,285	128,285
2022	5 3/8	1993C	19,760	19,760
2028	6.00	1993A	101,000	101,000
2029	7 1/8	1994A	100,000	100,000
2034	1.35**	1999A	292,700	292,700
2036	4.70	2001A***	232,302	224,600
2036	1.37**	2001B	98,000	98,000

TOTAL TAX-EXEMPT DEBT			1,099,762	1,092,060

SUBORDINATED DEFERRABLE INTEREST DEBENTURES:
2031	7 3/4	1996A	275,000	275,000

UNAMORTIZED DEBT DISCOUNT			(25,741)	(25,308)

TOTAL			5,819,021	5,311,752
LESS: LONG-TERM DEBT DUE WITHIN ONE YEAR			425,000	300,000

TOTAL LONG-TERM DEBT			5,394,021	5,011,752

TOTAL CAPITALIZATION			$10,497,070	$9,890,120

*
2.06% rate shown for the period March 15, 2002 - June 14, 2002.

**
Rates reset weekly or by auction held every 35 days; December 31, 2002 rate shown.

***
See Note O

The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—
CONSOLIDATED EDISON COMPANY OF NEW YORK, INC.

These notes form an integral part of the accompanying consolidated financial statements of Consolidated Edison Company of New York, Inc. (Con Edison of New York or the Company) and its subsidiaries.

Con Edison

Consolidated Edison, Inc. (Con Edison) is the parent holding company for Con Edison of New York. Con Edison owns all the issued and outstanding shares of common stock, $2.50 par value, of Con Edison of New York.

Con Edison of New York, a regulated utility, provides electric service to over 3.1 million customers and gas service to approximately 1.1 million customers in New York City and Westchester County. It also provides steam service in parts of Manhattan.

Note A - Summary of Significant Accounting Policies

Principles of Consolidation

The Company's consolidated financial statements include the accounts of Con Edison of New York and its consolidated subsidiaries.

Accounting Policies

The accounting policies of the Company conform to accounting principles generally accepted in the United States of America. For regulated public utilities, like Con Edison of New York, accounting principles generally accepted in the United States of America include the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation," and, in accordance with SFAS No. 71, the accounting requirements of the Federal Energy Regulatory Commission (FERC) and the New York State Public Service Commission (PSC).

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

The Company's principal regulatory assets and liabilities are detailed on the consolidated balance sheet. The Company is receiving or being credited with a return on all of its regulatory assets for which a cash outflow has been made, and is paying or being charged with a return on all of its regulatory liabilities for which a cash inflow has been received. Regulatory assets and liabilities will be recovered from customers, or applied for customer benefit, in accordance with rate provisions approved by the PSC.

The standards in SFAS No. 101, "Regulated Enterprises—Accounting for the Discontinuation of Application of FASB Statement No. 71," have been applied to the Company's electric supply business, including electric generating assets (see Note I) and non-utility generator (NUG) contracts (see Note H) and related regulatory assets and liabilities, following the 1997 Restructuring Agreement (defined below). The application of SFAS No. 101 to the electric supply business had no material effect on the financial position, results of operations or liquidity of the Company.

Other significant accounting policies of the Company are referenced in Note D (Pension Benefits), Note E (Other Postretirement Benefits), Note N (Leases) and Note O (Derivative Instruments and Hedging Activities) to the financial statements.

Rate and Restructuring Agreements

Electric

In September 1997, the PSC approved a restructuring agreement between Con Edison of New York, the PSC staff and certain other parties (the 1997 Restructuring Agreement). The 1997 Restructuring Agreement provided for a transition to a competitive electric market through the development of a retail access plan, a rate plan for the period ended March 31, 2002, a reasonable opportunity for recovery of "strandable costs" and the divestiture of electric generation capacity by the Company.

At December 31, 2002, approximately 163,000 Con Edison of New York customers representing approximately 25 percent of aggregate customer load were purchasing electricity from other suppliers under the electric retail access program (which is available to all of the Company's electric customers). The Company delivers electricity to customers in this program through its regulated transmission and distribution systems. In general, the Company's delivery rates for retail access customers are equal to the full-service rates applicable to other comparable Con Edison of New York customers, less an amount reflecting costs otherwise associated with supplying customers with energy and capacity.

Pursuant to the 1997 Restructuring Agreement, the Company reduced electric rates, on an annual basis, by $129 million in 1998, $80 million in April 1999, $103 million in April 2000 and $209 million in April 2001. The effect of the April 2001 decrease for the rate year ended March 31, 2002 was partially offset by recognition in income of $36 million relating to rates for distributing electricity to customers of the New York Power Authority (NYPA) and $50 million (after tax) of deferred generation divestiture gain. Rates were also reduced, on an annual basis, effective September 2001 by $313 million to reflect the divestiture of the nuclear generating facility and the Roseton generating plant, which resulted in a reduction in operating and other expenses. See Note I.

Pursuant to the 1997 Restructuring Agreement, as amended by a July 1998 PSC order, the Company sold approximately 7,790 MW of the approximately 8,300 MW of generating capacity that it owned at the time the 1997 Restructuring Agreement was executed. See Note I.

In November 2000, the PSC approved an agreement (the 2000 Electric Rate Agreement) that revises and extends the rate plan provisions of the 1997 Restructuring Agreement. Pursuant to the 2000 Electric Rate Agreement, the Company reduced the distribution component of its electric rates by $170 million on an annual basis, effective October 2000.

In general, under the 2000 Electric Rate Agreement, the Company's base electric transmission and distribution rates will not otherwise be changed during the five-year period ending March 2005 except (i) with respect to certain changes in costs above anticipated annual levels resulting from legal or regulatory requirements, inflation in excess of a 4 percent annual rate, property tax changes and environmental cost increases or (ii) if the PSC determines that circumstances have occurred that either threaten the Company's economic viability or ability to provide, safe and adequate service, or render the Company's rate of return unreasonable for the provision of safe and adequate service.

Under the 2000 Electric Rate Agreement, as approved by the PSC and as modified in December 2001, 35 percent of any earnings in each of the rate years ending March 2002 through 2005 above a specified rate of return on electric common equity will be retained for shareholders and the balance will be applied for customer benefit as determined by the PSC. As of December 31, 2002, the Company established an electric shared earnings reserve of $40 million for the rate year ending March 2003. There was no sharing of earnings for the rate years ended March 2002 and 2001. The earnings threshold for rate years ending March 2003 through March 2005 of 11.75 percent can be increased up to 50 basis points. The threshold will increase by 25 basis points if certain demand reductions and supply increases exceed targeted projections and by an additional 25 basis points if certain customer service and reliability objectives are achieved. The Company could be required to pay up to $40 million annually in penalties if certain threshold service and reliability objectives are not achieved.

Con Edison of New York's potential electric strandable costs are utility investments and commitments that may not be recoverable in a competitive electric supply market. The Company is recovering these costs in the rates it charges all of its electric customers. The 2000 Electric Rate Agreement continues the stranded cost recovery provisions of the 1997 Restructuring Agreement, stating that the Company "will be given a reasonable opportunity to recover stranded and strandable costs remaining at March 31, 2005, including a reasonable return on investments, under the parameters and during the time periods set forth therein."

The 2000 Electric Rate Agreement also continues the rate provisions pursuant to which the Company recovers prudently incurred purchased power and fuel costs from customers. See "Recoverable Energy Costs" below.

Gas

In November 2000, the PSC approved an agreement between Con Edison of New York, the PSC staff and certain other parties that revised and extended the 1996 gas rate settlement agreement through September 2001. The 1996 agreement, with limited exceptions, continued base rates at September 1996 levels through September 2000.

Under the 2000 agreement, the rate of return on gas common equity above which the Company shared with customers, 50 percent of earnings was increased from 13 percent to 14 percent. In addition, customer bills were reduced by $20 million during the January through March 2001 period.

At December 31, 2001, the Company reserved $11.5 million for customers' share of gas earnings in excess of the 14 percent threshold for the rate year ended September 2001. No additional amounts were reserved for the rate year ended September 2002.

In April 2002, the PSC approved a Con Edison of New York gas rate agreement for the three-year period ending September 30, 2004. The rate agreement reduces gas rates, on an annualized basis, by $25 million.

During the term of the 2002 agreement, the Company retains 100 percent of the rate year return on equity up to 11.5 percent. If the return on equity is between 11.5 percent and 12.0 percent then 100 percent of the incremental return over 11.5 percent will be set aside for customer benefit. If the return on equity is above 12.0 percent, then 50 percent of the incremental return over 12.0 percent will be retained by shareholders, and the remaining 50 percent will be shared with customers.

The 2002 agreement also continued the retail access credit for firm transportation customers and other programs designed to increase customer and marketer participation in the gas retail access program, the net costs of which are deferred for future recovery from customers.

Under the 2002 agreement, in May 2002, the Company established a $36.4 million reserve, funded by previously deferred customer credits, to recover unreimbursed costs directly related to the World Trade Center attack.

Steam

In December 2000, the PSC authorized implementation of an agreement between Con Edison of New York, the PSC staff and certain other parties, that provided for a $16.6 million steam rate increase in October 2000 and, with limited exceptions, no further changes in steam rates prior to October 2004. The Company is required to share with customers 50 percent of any earnings for any rate year covered by the agreement above of a specified rate of return on steam common equity (11.0 percent for the first rate year, the 12-month period ended September 2001; 10.5 percent thereafter if the repowering of the Company's East River steam-electric generating plant is not completed). The net revenue effect associated with sales increases related to colder than normal winter weather (November through April) will be excluded from any earnings measurement. Earnings on steam common equity did not exceed the specific rates of return for the rate years ended September 30, 2001 and 2002.

Under the steam rate agreement, upon completion of the project to add incremental generating capacity at the Company's East River steam-electric generating plant, the net benefits of the project (including the net after-tax gain from the sale of a nine-acre development site in mid-town Manhattan along the East River) allocable to steam operations will inure to the benefit of steam customers.

The agreement continues the rate provisions pursuant to which Con Edison of New York recovers prudently incurred purchased steam and fuel costs and requires the Company to develop a strategy for hedging price variations for a portion of the steam produced each year.

Plant and Depreciation

Utility Plant

Utility plant is stated at original cost. The capitalized cost of additions to utility plant includes indirect costs such as engineering, supervision, payroll taxes, pensions, other benefits and an allowance for funds used during construction (AFDC). The original cost of property, together with removal cost, less salvage, is charged to accumulated depreciation as property is retired. The cost of repairs and maintenance is charged to expense and the cost of betterments is capitalized.

Rates used for AFDC include the cost of borrowed funds and a reasonable rate on the Company's own funds when so used, determined in accordance with PSC and FERC regulations. The AFDC rate was 6.8 percent in 2002, 6.8 percent in 2001 and 7.2 percent in 2000. The rate is compounded semiannually, and the amounts applicable to borrowed funds were treated as a reduction of interest charges, while the amounts applicable to the regulated utilities' own funds were credited to other income (deductions).

The Company generally computes annual charges for depreciation using the straight-line method for financial statement purposes, with rates based on appropriate average service lives and net salvage factors. The Company's depreciation rates averaged 3.0 percent in 2002, 3.1 percent in 2001 and 3.7 percent in 2000. The estimated lives for utility plant range from 30 to 80 years for electric, 15 to 75 years for gas, 30 to 75 years for steam and 8 to 50 years for general plant.

Non-utility Plant

Non-utility plant is stated at original cost and consists primarily of land and telecommunication facilities that are not currently utilized within utility operations.

Revenues

Con Edison of New York recognizes revenues for electric, gas and steam service on a monthly billing cycle basis. In accordance with regulatory agreements, the Company does not accrue unbilled revenues.

Recoverable Energy Costs

Con Edison of New York generally recovers all of its prudently incurred fuel, purchased power and gas costs, including hedging gains and losses, in accordance with PSC-approved rate provisions, which also include a $25 million annual incentive or penalty relating to electric costs (see "Energy Price Hedging" in Note O). If the actual energy costs for a given month are more or less than the amounts billed to customers for that month, the difference is recoverable from or refundable to customers. Differences between actual and billed energy costs are generally deferred for charge or refund to customers during the next billing cycle (normally within one or two months). The Company defers all net interruptible gas revenues, not authorized by the PSC to be retained by the Company, for refund to firm gas sales and transportation customers.

The difference between amounts for purchased power initially billed to the Company by the New York Independent System Operator (NYISO) and amounts subsequently determined by the NYISO to have actually been supplied by the NYISO is refunded by the NYISO to the Company, or paid to the NYISO by the Company. The reconciliation payments or receipts are recoverable from or refundable to the

Company's customers. At December 31, 2002, $106.9 million of refunds received from the NYISO were deferred as a regulatory liability.

Temporary Cash Investments

Temporary cash investments are short-term, highly liquid investments that generally have maturities of three months or less. They are stated at cost, which approximates market. The Company considers temporary cash investments to be cash equivalents.

Investments

Investments are recorded on the equity method.

Federal Income Tax

In accordance with SFAS No. 109, "Accounting for Income Taxes," the Company has recorded an accumulated deferred federal income tax liability for temporary differences between the book and tax basis of assets and liabilities at current tax rates. In accordance with rate agreements, the Company has recovered amounts from customers for a portion of the tax liability it will pay in the future as a result of the reversal or "turn-around" of these temporary differences. As to the remaining tax liability, in accordance with SFAS No. 71, regulatory assets have been established for the net revenue requirements to be recovered from customers for the related future tax expense (see Note J). In 1993, the PSC issued a Policy Statement approving accounting procedures consistent with SFAS No. 109 and providing assurances that these future increases in taxes will be recoverable in rates.

Accumulated deferred investment tax credits are amortized ratably over the lives of the related properties and applied as a reduction in future federal income tax expense.

Con Edison of New York files a federal income tax return on a consolidated basis with Con Edison and its other subsidiaries. The consolidated income tax liability is allocated to each member of the consolidated group using the separate return method. Each member pays tax or receives a benefit based on its own taxable income or loss in accordance with tax sharing agreements between the members of the consolidated group.

State Income Tax

The New York State tax laws applicable to utility companies were changed effective January 1, 2000. Certain revenue-based taxes were repealed or reduced and replaced by a net income-based tax. In June 2001, the PSC issued its final Order relating to the tax law changes. It authorized each utility to use deferral accounting to record the difference between taxes being collected and the tax expense resulting from the tax law changes, until those changes are incorporated in base rates.

Con Edison of New York files a combined New York State Corporation Business Franchise Tax Return on a consolidated basis with Con Edison and its other subsidiaries. Similar to a federal consolidated income tax return, the income of all entities in the combined group is subject to New York State taxation, after adjustments for differences between federal and New York law and apportionment of income among the states in which the company does business. Each member of the group pays or receives a benefit based on its own New York State taxable income or loss.

Taxes Other Than Income Taxes

The PSC requires the Company to record gross receipts tax revenues and expenses on a gross income statement presentation basis (i.e., included in both revenue and expense). The recovery of these taxes is part of the PSC approved revenue requirement within each of the respective rate agreements.

Research and Development Costs

Research and development costs relating to specific construction projects are capitalized. All other such costs are charged to operating expenses as incurred. Research and development costs in 2002, 2001 and 2000 amounting to $11.0 million, $13.8 million and $14.0 million, respectively, were charged to operating expenses. No research and development costs were capitalized in these years.

Reclassification

Certain prior year amounts have been reclassified to conform with the current year presentation.

Stock-Based Compensation

Con Edison of New York applies the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock-based compensation plans. See Note K. The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

	For the Years Ended December 31,
	2002	2001	2000

	(Millions of Dollars)
Net income, as reported	$605	$649	$570
Add: Stock-based compensation expense included in reported net income, net of related tax effects	6	3	1
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(12)	(6)	(5)

Pro forma net income	$599	$646	$566

These pro forma amounts may not be representative of future disclosures due to changes in future market conditions and additional grants in future years.

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

Note B - Capitalization

Common Stock

At December 31, 2002 and 2001, Con Edison owned all of the issued and outstanding shares of common stock ($2.50 par value) of Con Edison of New York. Con Edison of New York owns $962.1 million of

Con Edison stock, which it purchased in 1998 and 1999 in connection with Con Edison's stock repurchase plan.

Preferred Stock

Con Edison of New York has outstanding 1,915,319 shares of its $5 Cumulative Preferred Stock (the "$5 Preferred") and 375,626 shares of its Cumulative Preferred Stock ($100 par value) at December 31, 2002 and 2001.

Dividends on the $5 Preferred stock are $5 per share per annum, payable quarterly, and dividends on the Cumulative Preferred Stock are $4.65 per share per annum, payable quarterly. The preferred dividends must be declared by Con Edison of New York's Board of Trustees to become payable. See "Dividends" below.

With respect to any corporate action to be taken by a vote of the shareholders of Con Edison of New York, Con Edison of New York has outstanding, 235,488,094 shares of its common stock, and the holders of the $5 Preferred are each entitled to one vote for each share held. Except as otherwise required by law, holders of the Cumulative Preferred Stock have no right to vote; provided, however, that, if the $5 Preferred is no longer outstanding, the holders of the Cumulative Preferred Stock are entitled to one vote for each share with respect to any corporate action to be taken by a vote of the shareholders of Con Edison of New York. In addition, if dividends are in arrears for certain periods the holders are entitled to certain rights with respect to the election of Con Edison of New York's Trustees. Without the consent of the holders of the Cumulative Preferred Stock, the Company may not create or authorize any kind of stock ranking prior to the Cumulative Preferred Stock or, if such actions would affect the holders of the Cumulative Preferred Stock adversely, be a party to any consolidation or merger, create or amend the terms of the Cumulative Preferred Stock or reclassify the Cumulative Preferred Stock. The Company may redeem the $5 Preferred at a redemption price of $105 per share and the Cumulative Preferred Stock at a redemption price of $101 per share (in each case, plus accrued and unpaid dividends). In the event of the dissolution, liquidation or winding up of the affairs of Con Edison of New York, before any distribution of capital assets could be made to the holders of the Company's common stock, the holders of the $5 Preferred and the Cumulative Preferred Stock would each be entitled to receive $100 per share, in the case of an involuntary liquidation, or an amount equal to the redemption price per share, in the case of a voluntary liquidation, in each case together with all accrued and unpaid dividends.

Dividends

In accordance with PSC requirements, the dividends that Con Edison of New York may pay are limited to not more than 100 percent of its income available for dividends, calculated on a two-year rolling average basis. Excluded from the calculation of "income available for dividends" are non-cash charges to income resulting from accounting changes or charges to income resulting from significant unanticipated events. The restriction also does not apply to dividends paid in order to transfer to Con Edison proceeds from major transactions, such as asset sales, or to dividends reducing Con Edison of New York's equity ratio to a level appropriate to its business risk.

In addition, no dividends may be paid, or funds set apart for payment, on Con Edison of New York's common stock until all dividends accrued on the $5 Preferred Stock and Cumulative Preferred Stock have been paid, or declared and set apart for payment.

Long-Term Debt

Long-term debt maturing in the period 2003-2007 is as follows:

	(Millions of Dollars)

2003	$425	*
2004	150
2005	450
2006	-
2007	330

  *
  Includes redemption in advance of maturity of $275 million of the Company's Subordinated Deferrable Interest Debentures Series 1996A in January 2003.

Long-term debt is principally stated at cost, which, as of December 31, 2002, approximates fair value (estimated based on current rates for debt of the same remaining maturities), except for $224.6 million of the Company's tax-exempt financing. See "Interest Rate Hedging" in Note O.

Significant Debt Covenants

There are no significant debt covenants, other than obligations to pay principal and interest when due and covenants not to consolidate with or merge into any other corporation unless certain conditions are met, and no cross default provisions, under the financing arrangements for the debentures of the Company. The tax-exempt financing arrangements of the Company are subject to these covenants and the covenants discussed below.

The tax-exempt financing arrangements involved the issuance of uncollateralized promissory notes of the Company to the New York State Energy Research and Development Authority (NYSERDA) in exchange for the net proceeds of a like amount of tax-exempt bonds with substantially the same terms sold to the public by NYSERDA.

The tax-exempt financing arrangements include covenants with respect to the tax-exempt status of the financing, including covenants with respect to the use of the facilities financed. The failure to comply with these covenants would, except as otherwise provided, constitute an event of default with respect to the debt to which such provisions applied. Certain series of Con Edison of New York's tax-exempt financing (Series 1993A, B and C, Series 1994A and Series 1995A), aggregating $476.8 million, each contain as events of default a default in the payment of the other series and events of default under the Company's mortgage trust indenture (which has been satisfied and discharged). The arrangements for the other series of Con Edison of New York's tax-exempt financing (Series 1999A, 2001A and 2001B), aggregating $615.3 million, include provisions for the maintenance of liquidity and credit facilities, the failure to comply with which would, except as otherwise provided, constitute an event of default with respect to the debt to which such provisions applied. If an event of default occurred, the principal and accrued interest on the debt to which such event of default applied may, and in certain circumstances would, become due and payable immediately.

The liquidity and credit facilities currently in effect for the tax-exempt financing include covenants that the ratio of debt to total capital of the Company does not at any time exceed 0.65 to 1 and that, subject to certain exceptions, the Company shall not mortgage, lien, pledge or otherwise encumber its assets. Certain of the facilities also include as events of default, defaults in payments of other debt obligations in excess of specified levels ($100 million for Con Edison of New York).

Note C - Short Term Borrowing

At December 31, 2002, the Company had a $500 million commercial paper program under which short-term borrowings are made at prevailing market rates. The program is supported by a revolving credit agreement with banks. At December 31, 2002, there was no commercial paper outstanding under the program. The Company changes the amount of its program from time to time, subject to a $1 billion FERC-authorized limit.

Bank commitments under the revolving credit agreement were renewed in November 2002. The commitments may terminate upon a change of control of Con Edison or Con Edison of New York, and borrowings under the agreements are subject to certain conditions, including that the ratio (calculated in accordance with the agreements) of debt to total capital of the borrower not at any time exceed 0.65 to 1. At December 31, 2002, this ratio was 0.53 to 1 for the Company. Borrowings under the agreements are not subject to maintenance of credit rating levels. The fees charged for the revolving credit agreement and borrowing under the agreement reflect the Company's credit rating.

Note D - Pension Benefits

Con Edison maintains a tax-qualified, non-contributory pension plan that covers substantially all employees and retirees of Con Edison of New York. The plan is designed to comply with the Internal Revenue Code and the Employee Retirement Income Security Act of 1974.

Investment gains and losses are fully recognized in expense over a 15-year period. Other actuarial gains and losses are fully recognized in expense over a 10-year period. This amortization is in accordance with the Statement of Policy issued by the PSC and is permitted under SFAS No. 87, "Employers' Accounting for Pensions," which provides a "corridor method" for moderating the effect of investment gains and losses on pension expense, or alternatively, allows for any systematic method of amortization of unrecognized gains and losses that is faster than the corridor method and is applied consistently to both gains and losses.

The components of the Company's net periodic benefit costs for 2002, 2001 and 2000 were as follows:

	2002	2001	2000

	(Millions of Dollars)
Service cost - including administrative expenses	$87.5	$89.0	$85.1
Interest cost on projected benefit obligation	412.5	398.2	383.3
Expected return on plan assets	(660.7)	(632.6)	(543.6)
Amortization of net actuarial (gain)	(179.0)	(198.4)	(189.7)
Amortization of prior service cost	13.7	13.2	10.5
Amortization of transition (asset)/obligation	(0.6)	3.0	3.0

NET PERIODIC BENEFIT COST	(326.6)	(327.6)	(251.4)

Amortization of regulatory asset*	4.2	4.2	17.7

TOTAL PERIODIC BENEFIT COST	$(322.4)	$(323.4)	$(233.7)

Cost capitalized	(64.2)	(72.0)	(49.1)
Cost charged to operating expenses	(258.2)	(251.4)	(184.6)

  *
  Relates to increases in pension obligations of $33.3 million from a 1993 special retirement program and $45 million from a 1999 special retirement program.

The funded status at December 31, 2002, 2001 and 2000 was as follows:

	2002	2001	2000

	(Millions of Dollars)
CHANGE IN PROJECTED BENEFIT OBLIGATION
Projected benefit obligation at beginning of year	$5,530.0	$5,272.3	$4,915.1
Service cost - excluding administrative expenses	86.2	87.7	83.8
Interest cost on projected benefit obligation	412.5	398.2	383.3
Plan amendments	-	9.5	32.6
Net actuarial loss	282.5	27.7	113.9
Benefits paid	(281.0)	(265.4)	(256.4)

PROJECTED BENEFIT OBLIGATION AT END OF YEAR	$6,030.2	$5,530.0	$5,272.3

CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year	$6,397.5	$7,077.4	$7,430.8
Actual return on plan assets	(533.7)	(391.6)	(82.5)
Employer contributions	2.0	1.9	1.5
Benefits paid	(281.0)	(265.4)	(256.4)
Administrative expenses	(21.8)	(24.8)	(16.0)

FAIR VALUE OF PLAN ASSETS AT END OF YEAR	$5,563.0	$6,397.5	$7,077.4

Funded status	$(467.2)**	$867.5	$1,805.1
Unrecognized net loss/(gain)	1,403.0	(273.5)	(1,547.3)
Unrecognized prior service costs	77.3	91.0	94.7
Unrecognized net transition (asset)/liability at January 1, 1987*	-	(0.6)	2.4

NET PREPAID BENEFIT COST	$1,013.1	$684.4	$354.9

  *
  Being amortized over approximately 15 years

  **
  As of December 31, 2002, the fair value of plan assets exceeded the accumulated benefit obligation (ABO) by $104 million. The ABO excludes future compensation increases.

The amounts recognized in the consolidated balance sheet at December 31, 2002 and 2001 were as follows:

	2002	2001

	(Millions of Dollars)
Accrued pension credits	$1,024.2	$697.8
Additional minimum pension liability	(10.5)	(4.7)
Intangible asset	–	0.4
Accumulated other comprehensive income	10.5	4.3
1993 Special retirement program	(11.1)	(13.4)

Net prepaid benefit cost	$1,013.1	$684.4

The actuarial assumptions at December 31, 2002, 2001 and 2000 were as follows:

	2002	2001	2000

Discount Rate	6.75%	7.50%	7.75%
Expected Return on Plan Assets	9.20%	9.20%	8.50%
Rate of Compensation Increase	4.30%	4.30%	4.55%

Con Edison of New York also offers a defined contribution savings plan that covers substantially all of its employees. The Company made contributions to the plan of $15.8 million, $15.7 million and $15.6 million for years 2002, 2001 and 2000, respectively.

Note E - Other Postretirement Benefits

Con Edison of New York has a contributory comprehensive hospital, medical and prescription drug program for all retirees, their dependents and surviving spouses. The Company also has a contributory life insurance program for bargaining unit employees. In addition, the Company provides basic life insurance benefits up to a specified maximum at no cost to retired management employees.

Certain employees of other Con Edison subsidiaries are eligible to receive benefits under these programs. Con Edison of New York has reserved the right to amend or terminate these programs.

Investment gains and losses are fully recognized in expense over a 15-year period. Other actuarial gains and losses are fully recognized in expense over a 10-year period.

The components of the Company's net periodic postretirement benefit costs for 2002, 2001 and 2000 were as follows:

	2002	2001	2000

	(Millions of Dollars)
Service cost	$8.1	$10.6	$9.2
Interest cost on accumulated postretirement benefit obligation	79.7	81.3	72.0
Expected return on plan assets	(75.5)	(70.1)	(59.1)
Amortization of net actuarial loss	21.4	9.0	0.3
Amortization of prior service cost	0.0	1.5	1.4
Amortization of transition obligation	5.0	17.4	17.4

NET PERIODIC POSTRETIREMENT BENEFIT COST	$38.7	$49.7	$41.2

Cost capitalized/deferred	9.3	11.0	8.7
Cost charged to operating expenses	29.4	38.7	32.5

The funded status of the programs at December 31, 2002, 2001 and 2000 was as follows:

	2002	2001	2000

	(Millions of Dollars)
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year	$1,249.4	$1,075.8	$924.0
Service cost	8.1	10.6	9.2
Interest cost on accumulated postretirement benefit obligation	79.7	81.3	72.0
Plan amendments	(305.6)	-	0.6
Net actuarial loss	150.7	143.6	124.6
Benefits paid and administrative expenses	(82.2)	(75.7)	(66.4)
Participant contributions	15.4	13.8	11.8

BENEFIT OBLIGATION AT END OF YEAR	$1,115.5	$1,249.4	$1,075.8

CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year	$763.5	$805.0	$834.4
Actual return on plan assets	(61.3)	(29.4)	4.2
Employer contributions	38.6	49.8	21.0
Participant contributions	15.4	13.8	11.8
Benefits paid	(77.7)	(70.8)	(61.3)
Administrative expenses	(4.5)	(4.9)	(5.1)

FAIR VALUE OF PLAN ASSETS AT END OF YEAR	$674.0	$763.5	$805.0

Funded status	$(441.5)	$(485.9)	$(270.8)
Unrecognized net (gain)/loss	454.7	188.6	(45.4)
Unrecognized prior service costs	(147.1)	8.9	10.4
Unrecognized transition obligation at January 1, 1993*	36.7	191.4	208.8

ACCRUED POSTRETIREMENT BENEFIT COST	$(97.2)	$(97.0)	$(97.0)

  *
  Being amortized over a period of 20 years and reduced by an additional amount in 2002 due to plan amendments.

The actuarial assumptions at December 31, 2002, 2001 and 2000 were as follows:

	2002	2001	2000

	(Millions of Dollars)
Discount Rate	6.75%	7.50%	7.75%
EXPECTED RETURN ON PLAN ASSETS
Tax-exempt assets	9.20%	9.20%	8.50%
Taxable assets	8.20%	8.20%	7.50%

The health care cost trend rate assumed for 2003 is 9.0 percent. The rate is assumed to decrease gradually to 4.75 percent for 2009 and remain at that level thereafter.

A one-percentage point change in the assumed health care cost trend rate would have the following effects:

	1-Percentage-Point Increase	1-Percentage-Point Decrease

	(Millions of Dollars)
Effect on accumulated postretirement benefit obligation	$116.3	$(103.8)
Effect on service cost and interest cost components	$10.6	$(9.3)

Note F - Environmental Matters

Hazardous substances, such as asbestos, polychlorinated biphenyls (PCBs) and coal tar have been used or generated in the course of operations of the Company and are present in its facilities and equipment currently or previously owned.

The Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (Superfund) and similar state statutes impose joint and several strict liabilities, regardless of fault, upon generators of hazardous substances for resulting removal and remediation costs and environmental damages. Liabilities under these laws can be material and in some instances may be imposed without regard to fault, or may be imposed for past acts, even though such past acts may have been lawful at the time they occurred.

The environmental remediation costs for the sites at which Con Edison of New York has been asserted to have liability for remediation under Superfund or similar state statutes, including its manufactured gas sites, (Superfund Sites) include investigation, demolition, removal, disposal, storage, replacement, containment and monitoring costs. For sites where there are other potentially responsible parties and the Company is not managing the site investigation and remediation, the liability accrued represents the Company's estimate of what it will need to pay to settle its obligations with respect to the site. For other sites, the liability accrued represents the Company's estimate of its investigation and remediation costs for the site. In either case, the Company makes its estimate of its undiscounted liability for each site in light of the applicable remediation standards, experience with similar sites, the information it has available to it at the time about the site and site-specific assumptions about such matters as the extent of contamination and remediation and monitoring methods to be used.

For the cleanup of coal tar and/or other manufactured gas plant-related environmental contaminants at the manufactured gas sites, estimates of the aggregate undiscounted potential liability for the cleanup of coal tar and/or other manufactured gas plant-related environmental contaminants range from approximately $65 million to $1.1 billion. To develop these estimates, the assumption was made that there is contamination at the sites where investigation has not yet been started or completed. Additional assumptions were made as to the extent of contamination, the level of cleanup required and the type and extent of remediation that will be required. Actual experience may be materially different from these assumptions.

At December 31, 2002, the Company had accrued $107.5 million as its estimate of its undiscounted liability for Superfund Sites, including approximately $76 million relating to manufactured gas sites. Most of the accrued liability relates to Superfund Sites where contamination has been detected and investigated in whole or in part. There will be additional liability relating to the Superfund Sites and other sites, the amount of which is not presently determinable but may be material to Con Edison of New York's financial position, results of operations or liquidity.

In 2002, the Company incurred $21.6 million for environmental remediation costs, and received no insurance recoveries related to Superfund Sites.

Under the Company's current electric, gas and steam rate agreements site investigation and remediation costs in excess of $5 million annually incurred with respect to hazardous waste for which it is responsible are to be deferred and subsequently reflected in rates. At December 31, 2002, $52.3 million of such costs had been deferred as a regulatory asset.

Suits have been brought in New York State and federal courts against Con Edison of New York and many other defendants, wherein a large number of plaintiffs sought large amounts of compensatory and punitive damages for deaths and injuries allegedly caused by exposure to asbestos at various premises of the Company. The suits that have been resolved, which are many, have been resolved without any payment by Con Edison of New York, or for amounts that were not, in the aggregate, material to the Company. The amounts specified in all the remaining thousands of suits total billions of dollars. However, the Company believes that these amounts are greatly exaggerated, as experienced through the disposition of previous claims. Based upon a combination of modeling, historical data analysis and risk factor assessment, the Company's undiscounted potential liability over the next 50 years is estimated to range between $37.7 million and $162.1 million for these suits and additional such suits that may be brought (with no amount within the range considered more reasonable than any other). At December 31, 2002, the Company had accrued a $37.7 million provision for these suits, and a like amount had been deferred as a regulatory asset in accordance with PSC authorization.

Workers' compensation administrative proceedings have been commenced, wherein current and former employees claim benefits based upon alleged disability from exposure to asbestos. Based on the information and relevant circumstances known to Con Edison of New York, at December 31, 2002, a provision of $125.1 million was accrued as its estimate of its liability for workers' compensation claims, including those related to asbestos exposure. Of this amount, $54.3 million was deferred as a regulatory asset in accordance with PSC authorization.

Note G - Nuclear Generation

In September 2001, Con Edison of New York completed the sale of its nuclear generating facilities. See Note I.

The PSC is investigating the February 2000 to January 2001 outage of the nuclear generating unit, its causes and the prudence of the Company's actions regarding the operation and maintenance of the generating unit. The proceeding covers, among other things, Con Edison of New York's inspection practices, the circumstances surrounding prior outages, the basis for postponement of the unit's steam generator replacement and whether, and to what extent, increased replacement power costs and repair and replacement costs should be borne by Con Edison's shareholders.

Con Edison of New York has not billed to customers $90 million of replacement power costs incurred during the outage. In addition, in 2000, the Company accrued a $40 million liability for the possible disallowance of replacement power costs that it had previously recovered from customers.

The Company is unable to predict whether or not any proceedings, lawsuits, legislation or other actions relating to the nuclear generating unit will have a material adverse effect on its financial position, results of operations or liquidity.

Note H - Non-Utility Generators

Con Edison of New York has long-term contracts with non-utility generators (NUGs) for approximately 3,100 MW of electric generating capacity. Assuming performance by the NUGs, the Company is obligated over the terms of the contracts (which extend for various periods, up to 2036) to make capacity and other fixed payments.

For the years 2003 through 2007, the capacity and other fixed payments under the contracts are estimated to be $526 million, $530 million, $513 million, $520 million and $531 million. Such payments gradually increase to approximately $600 million in 2013, and thereafter decline significantly. For energy delivered under most of these contracts, the Company is obligated to pay variable prices that are estimated to be lower than expected market levels.

The NUG contracts include firm contracts for capacity (ends 2005) and energy (ends 2004) from the approximately 1,000 MW nuclear generating unit that the Company sold in 2001. For energy from the unit, the Company is obligated to pay an average annual price of 3.9 cents per kWh. From time to time, certain parties have petitioned governmental authorities to shut down the nuclear generating unit. In the event that government authorities did not permit the unit to operate, the unit's owner would not be obligated to provide the Company with power to replace the power the unit would have provided.

Under the terms of its electric rate agreements, the Company is recovering in rates the charges it incurs under mandated contracts with NUGs. The 2000 Electric Rate Agreement provides that, following March 31, 2005, the Company will be given a reasonable opportunity to recover, through a non-bypassable charge to customers, the amount, if any, by which the actual costs of its purchases under the contracts exceed market value. The PSC specifically approved rate recovery of the nuclear energy purchase.

Note I - Generation Divestiture

Pursuant to restructuring agreements approved by the PSC (see "Rate and Restructuring Agreements" in Note A). The Company has divested all of its electric generating assets other than approximately 630 MW of electric generating stations located in New York City. The Company sold approximately 6,300 MW of electric generating assets in 1999 and approximately 1,480 MW in 2001.

Pursuant to the 2000 Electric Rate Agreement, the net after-tax gain (including interest accrued thereon) from Con Edison of New York's 1999 generation divestiture was applied in 2000 as follows: $188.2 million was credited against electric distribution plant balances; $107.3 million was used to offset a like amount of regulatory assets (including deferred power contract termination costs); $50 million (after tax) was deferred for recognition in income during the 12 months ended March 31, 2002; and $12 million was deferred to be used for low-income customer programs. In addition, $30 million of employee retirement incentive expense related to the generation divestiture was deferred for amortization over 15 years and $15 million of such expenses was charged to income in 2000.

The 2000 Electric Rate Agreement provides for the Company to amortize to income recovery of a $74 million regulatory asset representing incremental electric capacity costs incurred prior to May 2000 to purchase capacity from the buyers of the generating assets the Company sold in 1999. Amortization to income will take place in years in which the Company would otherwise share excess earnings with customers, in amounts corresponding to the Company's share of the excess earnings. By March 2005, any remaining unrecovered balance will be charged to expense. Of this amount, $30 million dollars was charged to expense in 2002 and $15 million was expensed in 2001.

In January 2001, Con Edison of New York completed the sale of its 480 MW interest in the jointly- owned Roseton generating station for $138 million. The net after-tax gain from the sale, which has been deferred as a regulatory liability, was $37.1 million. In September 2001, the Company completed the sale of its approximately 1,000 MW nuclear generating plant and related assets for $504.5 million. The proceeds were net of a $73.8 million payment to increase the value of the nuclear decommissioning trust funds being transferred to $430 million (the amount provided for in the sales agreement). The net after-tax loss from the sale, which was been deferred as a regulatory asset, was $174.8 million at December 31, 2001 and $127.2 million at December 31, 2002. The Company was authorized, effective September 2001, to continue to recover the cost of the deferred nuclear assets, which is included in rates, and to amortize the regulatory asset, until the loss on divestiture has been recovered. The 2000 Electric Rate Agreement provides that the Company "will be given a reasonable opportunity to recover stranded and strandable costs remaining at March 31, 2005, including a reasonable return on investments."

Note J - Income Tax

The components of income tax are as follows:

	For the Year Ended December 31
	2002	2001	2000

	(Thousands of Dollars)
Charge/(benefit) to operations:
State
Current	$(2,267)	$72,547	$22,233
Deferred - net	87,187	64,887	-
Federal
Current	92,090	404,859	111,081
Deferred - net	183,471	(99,929)	160,488
Amortization of investment tax credit	(6,116)	(7,000)	(7,955)

TOTAL CHARGE TO OPERATIONS	354,365	435,364	285,847

Charge/(benefit) to other income:
State
Current	$(1,697)	$1,342	$(864)
Deferred - net	(1,067)	139	-
Federal
Current	(5,938)	(1,502)	(1,267)
Deferred - net	(125)	(6,348)	6,210
Amortization of investment tax credit	(3,780)	(1,827)	-

TOTAL BENEFIT TO OTHER INCOME	(12,607)	(8,196)	4,079

TOTAL	$341,758	$427,168	$289,926

The tax effect of temporary differences, which gave rise to deferred tax assets and liabilities, is as follows:

	For the Year Ended December 31,
	2002	2001

	(Thousands of Dollars)
Liabilities:
Depreciation	$1,447.3	$1,253.6
Regulatory Liability - Future Federal income tax	627.9	624.6
Other	388.5	264.3

TOTAL LIABILITIES	2,463.7	2,142.5

Assets:
Other	(141.4)	(119.9)

TOTAL ASSETS	(141.4)	(119.9)

NET LIABILITY	$2,322.3	$2,022.6

Reconciliation of the difference between income tax expense and the amount computed by applying the prevailing statutory income tax rate to income before income taxes is as follows:

	For the Year Ended December 31,
	2002	2001	2000

	(% of Pre-tax income)
Statutory tax rate	35%	35%	35%
Federal
Changes in computed taxes resulting from:
State Income Tax	6	9	2
Depreciation related differences	5	4	4
Cost of removal	(5)	(4)	(7)
Other	(5)	(4)	(1)

Effective Tax Rate	36%	40%	33%

Note K - Stock-Based Compensation

Con Edison maintains a stock option plan (the Plan) that covers employees of Con Edison of New York. Options may be granted to officers and key employees of Con Edison and its subsidiaries, for up to a total 10 million shares of Con Edison's common stock. Generally, options become exercisable three years after the grant date and remain exercisable until 10 years from the grant date.

As permitted by SFAS No. 123, the Company elected to follow APB No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its employee stock options. Under the intrinsic value method of APB No. 25, "Accounting for Stock Issued to Employees," no compensation expense is recognized because the exercise price of Con Edison's employee stock options equals the market price of the underlying stock on the date of grant.

Under the plan, exercise of Con Edison's employee stock options requires payment in full of the exercise price, unless the committee of Con Edison's Board of Directors that administers the Plan determines that options may be settled by paying to the option holder the difference between the fair market value of the common stock subject to the option and the exercise price (cash settlement). In 2002, to ensure that the exercise of currently exercisable options would comply with certain technical requirements of the Sarbanes-Oxley Act of 2002 applicable to certain officers of Con Edison and its subsidiaries, the committee determined that, 1996 and 1997 stock options covering 295,500 shares of common stock held by those officers may be settled by the cash settlement method. A $3.3 million charge to expense was recognized for Con Edison of New York in 2002 for these options. Additional changes to expense will be recognized with respect to these options to the extent the fair market value of the common shares change in future periods.

Disclosure of pro forma information regarding net income and earnings per share is required by SFAS No. 123 and SFAS No. 148, "Accounting for Stock Based Compensation, Transition and Disclosures." See "Stock-Based Compensation" in Note A for an illustration of the effect on net income if the Company had applied the fair value recognition provisions of SFAS No. 123 to its stock-based employee compensation. The fair values of 2002, 2001 and 2000 options are $6.37, $5.23 and $4.42 per share, respectively. These values were estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2002	2001	2000

Risk-free interest rate	5.08%	5.22%	6.25%
Expected lives—in years	6	8	8
Expected stock volatility	21.43%	21.32%	20.51%
Dividend yield	5.22%	5.83%	6.60%

A summary of changes in the status of stock options awarded to officers and employees of the Company as of December 31, 2002, 2001 and 2000 is as follows:

	Shares	Weighted Average Price

Outstanding at 12/31/99	3,433,410	$39.313
Granted	1,166,500	32.499
Exercised	(68,697)	29.732
Forfeited	(46,100)	39.231

Outstanding at 12/31/00	4,485,113	37.682
Granted	1,287,550	37.760
Exercised	(363,013)	29.740
Forfeited	(63,200)	41.414

Outstanding at 12/31/01	5,346,450	38.215
Granted	1,349,850	42.510
Exercised	(413,199)	30.793
Forfeited	(116,950)	44.491

Outstanding at 12/31/02	6,166,151	$39.532

The following summarizes the Plan's stock options outstanding at December 31, 2002:

Plan Year	Weighted Average Exercise Price	Shares Outstanding At 12/31/02	Remaining Contractual Life

2002	$42.510	1,347,350	9 years
2001	37.760	1,278,050	8 years
2000	32.499	1,143,250	7 years
1999	47.873	1,098,200	6 years
1998	42.610	738,650	5 years
1997	31.500	395,526	4 years
1996	27.875	165,125	3 years

As of December 31, 2002, 2001 and 2000 there were vested options outstanding to purchase 1,299,301, 939,850 and 1,304,863 shares of common stock, respectively, at an exercise price below the closing market price on that day. The weighted average exercise prices were $37.33, $30.11 and $31.50, respectively.

As of December 31, 2002, 2001 and 2000 the total number of vested options outstanding were 2,397,501, 1,765,200 and 1,304,863 with weighted average exercise prices of $42.16, $35.90 and $31.50, respectively.

Pursuant to employment agreements, effective September 2000, certain senior officers of Con Edison of New York were granted an aggregate of 350,000 restricted stock units, subject to the officers meeting the terms and conditions of the agreements. In June 2002, an additional 130,000 restricted stock units were granted to certain senior officers of Con Edison of New York under similar terms. The units, each of which represents the right to receive one share of Con Edison common stock and related dividends, vest ratably through August 2005 or immediately upon the occurrence of certain events. Pursuant to APB No. 25, Con Edison is recognizing compensation expense and accruing a liability for the units over the vesting period. The expense recognized for restricted stock during 2002, 2001 and 2000 was $4.2 million, $3.1 million and $0.9 million, respectively.

In June 2002, Con Edison terminated its Directors' Retirement Plan applicable to non-officer directors (the termination is not applicable to directors who had previously retired from the board) and adopted a deferred stock compensation plan for these directors. Under the plan, directors were granted stock units for accrued service. Pursuant to APB No. 25, Con Edison recognizes compensation expense and accrues a liability for the units. An expense of $2.2 million was recorded in 2002.

Note L - Financial Information by Business Segment

Con Edison of New York's business segments were determined based on similarities in economic characteristics, the regulatory environment and management's reporting requirements. The principal business segments are:

  •
  Regulated Electric - consists of regulated utility activities relating to the generation, transmission, distribution and sale of electricity in New York.

  •
  Regulated Gas - consists of regulated utility activities relating to the transportation, storage, distribution and sale of natural gas in New York.

  •
  Regulated Steam - consists of regulated utility activities relating to the generation, distribution and sale of steam in New York.

All revenues of the business segments are from customers located in the United States of America. Also, all assets of its business segments are located in the United States of America. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. See Note A.

Common services shared by the business segments are assigned directly or allocated based on various cost factors, depending on the nature of the service provided.

The financial data for business segments are as follows:

	Regulated Electric
	2002	2001	2000

	(Thousands of Dollars)
Operating revenues	$5,775,200	$6,350,360	$6,467,074
Intersegment revenues	9,612	11,716	11,541
Depreciation and amortization	351,581	383,100	456,727
Income tax expense	297,657	359,437	219,598
Operating income	759,227	851,953	761,431
Interest charge	306,312	300,725	292,841
Total assets	12,446,032	11,355,992	11,557,815
Construction expenditures	826,439	766,250	752,460
	Regulated Gas
	2002	2001	2000

	(Thousands of Dollars)
Operating revenues	$1,044,717	$1,268,095	$1,081,534
Intersegment revenues	2,874	3,181	3,113
Depreciation and amortization	67,985	64,162	60,279
Income tax expense	61,540	70,232	63,842
Operating income	158,810	166,678	165,080
Interest charge	63,520	63,654	58,068
Total assets	2,594,672	2,416,239	2,303,319
Construction expenditures	185,407	152,729	123,174
	Regulated Steam
	2002	2001	2000

	(Thousands of Dollars)
Operating revenues	$404,044	$503,736	$452,135
Intersegment revenues	1,810	1,903	2,023
Depreciation and amortization	18,330	17,902	18,173
Income tax expense	(4,832)	5,695	2,407
Operating income	36,046	27,893	25,557
Interest charge	21,950	20,768	18,191
Total assets	977,315	746,587	686,807
Construction expenditures	82,887	64,308	32,014
	Total
	2002	2001	2000

	(Thousands of Dollars)
Operating revenues	$7,223,961	$8,122,191	$8,000,743
Intersegment revenues	14,296	16,800	16,677
Depreciation and amortization	437,896	465,164	535,179
Income tax expense	354,365	435,364	285,847
Operating income	954,083	1,046,524	952,068
Interest charge	391,782	385,147	369,100
Total assets	16,018,019	14,518,818	14,547,941
Construction expenditures	1,094,733	983,287	907,648

Note M - Related Party Transactions

Con Edison of New York and Con Edison and its other subsidiaries provide administrative and other services to each other pursuant to cost allocation procedures approved by the PSC. The cost of the services provided by the Company to Con Edison and its other subsidiaries was $30.5 million in 2002, $40.3 million in 2001 and $21.1 million in 2000. Con Edison and its other subsidiaries, including Orange and Rockland Utilities, Inc. (O&R), also provide services to Con Edison of New York. The cost of the services provided to the Company by Con Edison and its other subsidiaries was $24.4 million in 2002, $23.8 million in 2001 and $18.7 million in 2000. In addition, Con Edison of New York and O&R jointly purchase gas, the cost of which is allocated between the companies based on throughput and other factors. For its share of the gas, O&R paid the Company $102.0 million in 2002, $140.9 million in 2001 and $103.9 million in 2000.

In February 2002 the FERC authorized Con Edison of New York to lend funds to O&R, for periods of not more than 12 months, in amounts not to exceed $150 million outstanding at any time, at prevailing market rates. Through December 31, 2002, O&R has not borrowed any funds from the Company.

Note N - Leases

The principal kinds of property leased by the Company include office buildings, transmission and distribution facilities, and equipment. In accordance with SFAS No. 13, "Accounting for Leases," these leases are classified as either capital leases or operating leases. Most of the operating leases provide the option to renew at the fair rental value for future periods. Generally, it is expected that leases will be renewed or replaced in the normal course of business.

Capital leases: For ratemaking purposes capital leases are treated as operating leases; therefore, in accordance with SFAS No. 71, the amortization of the leased asset is based on the rental payments recovered through rates. The following assets and obligations under capital leases are included in the accompanying consolidated balance sheet at December 31, 2002 and 2001:

	2002	2001

	(Millions of Dollars)
UTILITY PLANT
Production	$-	$-
Transmission	12.1	13.5
Common	29.0	29.7

TOTAL	$41.1	$43.2

CURRENT LIABILITIES	$2.6	$2.1
NON-CURRENT LIABILITIES	38.5	41.1

TOTAL LIABILITIES	$41.1	$43.2

The accumulated amortization of the capital leases was $28.8 million and $26.8 million as of December 31, 2002 and 2001, respectively.

The future minimum lease commitments for the above assets are as follows:

(Millions of Dollars)

2003	$7.8
2004	7.5
2005	7.3
2006	7.2
2007	7.1
All years thereafter	35.1

Total	$72.0
Less: amount representing interest	30.9

Present value of net minimum lease payments	$41.1

Operating leases: In 2002, the Company made payments under non-cancelable operating lease agreements amounting to $36.9 million, of which $27.5 million related to transformer vault rentals. The payments applicable to transformer vault rentals are expected to escalate by 5 percent per year until the agreement expires in 2004, at which time a new long-term lease is expected to be signed. The future minimum lease commitments for operating lease agreements are as follows:

(Millions of Dollars)

2003	$37.8
2004	38.5
2005	8.2
2006	5.8
2007	4.8
All years thereafter	20.8

Total	$115.9

Note O - Derivative Instruments and Hedging Activities

Effective January 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended (SFAS No. 133).

Energy Price Hedging

The Company uses derivative instruments to hedge market price fluctuations in related underlying transactions for the physical purchase or sale of electricity and gas (hedges). As of December 31, 2002 and December 31, 2001, the fair value of the derivatives for such use was a gain of $15.8 million and a loss of $10.3 million, respectively.

Pursuant to SFAS No. 71, the Company defers recognition in income of gains and losses on a hedge until the underlying transaction is completed. In accordance with rate provisions that permit the recovery of the cost of purchased power and gas purchased for resale, the Company credits or charges to its customers gains or losses on hedges and related transaction costs. See "Recoverable Energy Costs" in Note A.

The Company's 2000 Electric Agreement provides that 10 percent of gains or losses on hedges flow to net income as rewards or penalties. The Company has elected cash flow hedge accounting under SFAS No. 133 for a qualifying portion of its electric hedges.

Pursuant to cash flow hedge accounting, the mark-to-market unrealized gain or loss on each hedge is recorded in other comprehensive income (OCI) and reclassified to income at the time the underlying transaction is completed. However, any gain or loss relating to any portion of a hedge determined to be "ineffective" is recognized in income in the period in which such determination is made.

Unrealized gains and losses on cash flow hedges for energy transactions, net of tax, included in accumulated OCI for the years ended December 31, 2002 and 2001 were as follows:

	2002	2001

	(Millions of Dollars)
Unrealized gains/(losses) on derivatives qualifed as hedges, net of $2.3 and ($3.6) taxes	$3.4	$(4.9)
Less: Reclassification adjustment for gains/(losses) included in net income, net of $0.5 and ($2.1) taxes	0.7	(3.0)

Unrealized gains/(losses) on derivatives qualifed as hedges for the period	$2.7	$(1.9)

As of December 31, 2002, $0.6 million of after-tax net gains relating to hedges are expected to be reclassified from accumulated OCI to income within the next 12 months.

Interest Rate Hedging

In October 2002, the Company entered into a swap agreement in connection with its $224.6 million tax-exempt Facilities Revenue Bonds, Series 2001A. Pursuant to the swap agreement provisions, the Company pays interest at a variable rate equal to the three-month LIBOR and is paid interest at a fixed rate of 5.375 percent. The agreement has a term of 10 years and is callable at par after three years. The swap is designated as a fair value hedge and qualifies for "short-cut" hedge accounting under SFAS No. 133. Under this method, changes in the fair value of the swap instrument are recorded directly against the carrying value of the hedged bonds and have no impact on earnings. As of December 31, 2002, the fair value of the interest rate swap was $7.7 million and recorded as an asset and the fair value of the hedged bond was $232.3 million.

Note P - World Trade Center Attack

The Company estimates that it will incur $430 million of costs for emergency response, temporary restoration and permanent replacement of electric, gas and steam transmission and distribution facilities damaged as a result of the September 11, 2001 attack on the World Trade Center. Most of the costs are expected to be capital in nature. The Company estimates that $96 million of the costs will be covered by insurance. In December 2001, Con Edison of New York filed a petition with the PSC for authorization to defer these costs. The Company expects the PSC to permit recovery from customers of the costs, net of any Federal reimbursement, insurance payment and tax savings. In August 2002, President Bush signed into law an appropriations bill that authorizes funds for which the Company is eligible to apply to recover costs it incurred in connection with the attack. The procedural guidelines for disbursement of the federal funds are in the process of being developed. At December 31, 2002, $134.4 million of such costs as utility plant were capitalized and $62.9 million of such costs were deferred as a regulatory asset. In addition, at December 31, 2001, the Company accrued a regulatory liability to defer recognition in income of an $81.5 million tax refund claim resulting from a casualty loss deduction taken by the Company relating to the attack.

Note Q - New Financial Accounting Standards

During 2002 the FASB issued four new accounting standards: SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections," SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," SFAS No. 147, "Acquisitions of Certain Financial Institutions," and SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure." The FASB also issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," in November 2002, and Interpretation No. 46, "Consolidation of Variable Interest Entities," in January 2003. In addition, during 2002, the FASB's Emerging Issues Task Force (EITF) reached a consensus on several issues within EITF Issue No. 02-3 "Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities," one of which was the rescission of EITF Issue No. 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities."

SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and SFAS No. 64, "Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements," effective January 1, 2003. This statement also amends SFAS No. 13 to require sale-leaseback accounting for certain lease modifications that have an economic impact similar to sale-leaseback transactions and amends certain other authoritative pronouncements, effective May 15, 2002. SFAS No. 146, which was effective January 1, 2003, requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 147, which was effective October 1, 2002, provides guidance on the accounting for the acquisition of a financial institution. SFAS No. 148, which amends SFAS No. 123, provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the financial statements disclosure requirements of SFAS No. 123 regarding the method of accounting for stock-based employee compensation and the effects of the method used on reported results. Finally, this statement amends APB No. 28, "Interim Financial Reporting," to require disclosure about those effects in interim financial information. The amendment of SFAS No. 123 is effective for fiscal years ended after December 15, 2002. The amendment of Opinion No. 28 is effective for interim periods beginning after December 15, 2002. For information about the Company's stock-based compensation, see Note K.

The adoption of these statements had no impact on the Company's consolidated financial position, results of operations or liquidity.

Interpretation No. 45 (FIN 45) requires a guarantor to recognize a liability at the inception of a guarantee for the fair value of the obligations it assumes under that guarantee. It also requires a guarantor to make significant new disclosures for guarantees even if the likelihood of the guarantor's having to make payments under the guarantee is remote. The initial recognition and measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective December 15, 2002. The adoption of FIN 45 had no impact on the Company's consolidated financial position, results of operation or liquidity.

Interpretation No. 46 (FIN 46) addresses the consolidation by business enterprises of variable interest entities of which the enterprise is the primary beneficiary. The consolidation requirements apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Certain disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of FIN 46 is not expected to have any impact on the Company's consolidated financial position, results of operation or liquidity.

In June 2002, the EITF reached a partial consensus on EITF Issue No. 02-3 that revenue resulting from energy trading contracts, whether realized or unrealized and whether financially or physically settled, should be shown net in the income statement. This ruling became effective for periods ending after July 2002, with reclassification of prior period amounts required.

On October 25, 2002, the EITF reached a consensus to rescind EITF Issue No. 98-10. As a result, new energy trading and energy-related contracts entered into after October 25, 2002 that do not qualify as derivatives under SFAS No. 133 are not marked to market. All derivative contracts will be accounted for in accordance with SFAS No. 133. Therefore, previously recognized mark-to-market gains and losses on non-derivative contracts must be reversed upon adoption of this consensus. The effective date for the full rescission of EITF Issue No. 98-10 is January 1, 2003, with early application permitted.

In October 2002, the EITF reached a consensus that gains and losses, realized and unrealized, on all derivative instruments within the scope of SFAS No. 133 should be shown net in the income statement, whether or not settled physically, if the derivative instruments are held for trading purposes. This consensus is effective January 1, 2003, with early adoption permitted. Additional disclosures regarding energy trading activities required by EITF Issue No. 02-3 in June 2002 were eliminated in October 2002, with the rescission of EITF Issue No. 98-10.

The EITF did not reach consensus on whether or not recognition of unrealized gains and losses at inception of an energy-trading contract is appropriate. However, the FASB staff observed that unrealized gains or losses at inception should not be recognized unless the fair value of the derivative instrument is evidenced by a quoted market price, similar current market transactions or valuations based on observable market information.

The above consensus had no impact on the Company's consolidated financial position, results of operation or liquidity.

The Company also adopted the following accounting standards that were issued in 2001.

On January 1, 2002, Con Edison adopted SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 provides that goodwill (i.e., the excess of cost over fair value of the net assets of a business acquired) and intangible assets with indefinite useful lives will no longer be amortized, but instead be tested for impairment at least annually. Other intangible assets will continue to be amortized over their finite useful lives. The adoption of SFAS No. 142 had no impact on the Company's consolidated financial position, results of operations or liquidity.

SFAS No. 143, "Accounting for Asset Retirement Obligations," which the Company adopted on January 1, 2003, requires entities to record the fair value of a liability associated with an asset retirement obligation in the period incurred. When the liability is initially recorded, the entity will capitalize the cost by increasing the amount of the related asset. The liability will be increased to its present value each period and the capitalized cost will be depreciated over the useful life of the related asset. Upon retirement of the asset, the entity will settle the obligation for the amount recorded or incur a gain or loss. The Company has not identified any significant asset retirement obligations. The adoption of SFAS No. 143 did not have a material impact on the Company's consolidated financial position, results of operations, or liquidity.

SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which the Company adopted on January 1, 2002, replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 144 requires that all long-lived assets held for sale or meeting other specified criteria be measured at the lower of book value or fair value less cost to sell. SFAS No. 144 also broadens the reporting of discontinued operations. The adoption of SFAS No. 144 had no impact on the Company's consolidated financial position, results of operations or liquidity.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholder and Board of Directors of Orange and Rockland Utilities, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Orange and Rockland Utilities, Inc. and its subsidiaries (the Company) at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
New York, NY
February 20, 2003

Orange and Rockland Utilities, Inc.

CONSOLIDATED BALANCE SHEET

	As At
	December 31, 2002	December 31, 2001

	(Thousands of Dollars)
ASSETS
UTILITY PLANT, AT ORIGINAL COST (Note A)
Electric	$734,191	$703,621
Gas	300,336	292,066
General	117,509	112,353

Total	1,152,036	1,108,040
Less: accumulated depreciation	405,604	389,234

Net	746,432	718,806
Construction work in progress	23,033	27,271

NET UTILITY PLANT	769,465	746,077

NON-UTILITY PLANT (Note A)
Non-utility property, less accumulated depreciation of $2,055 and $2,339 in 2002 and 2001, respectively	2,541	2,621

NET PLANT	772,006	748,698

CURRENT ASSETS
Cash and temporary cash investments (Note A)	2,542	1,785
Accounts receivable – customers, less allowance for uncollectible accounts of $1,725 and $2,625, respectively	53,715	44,371
Other accounts receivable, less allowance for uncollectible accounts of $1,070 and $860, respectively	3,928	5,166
Accrued unbilled revenue (Note A)	20,428	20,655
Gas in storage, at average cost	15,703	21,227
Materials and supplies, at average cost	5,758	5,563
Prepayments	11,889	17,776
Other current assets	9,172	11,532

TOTAL CURRENT ASSETS	123,135	128,075

DEFERRED CHARGES, REGULATORY ASSETS AND NONCURRENT ASSETS
Regulatory assets
Recoverable energy costs (Note A)	98,743	87,514
Deferred pension and other postretirement benefits	46,328	39,599
Deferred environmental remediation costs (Note F)	30,762	40,474
Future federal income tax (Note A)	39,368	35,266
Deferred revenue taxes (Note A)	5,871	6,852
Other	26,800	29,810

TOTAL REGULATORY ASSETS	247,872	239,515
Other deferred charges and noncurrent assets	18,248	19,052

TOTAL DEFERRED CHARGES, REGULATORY ASSETS AND NONCURRENT ASSETS	266,120	258,567

TOTAL ASSETS	$1,161,261	$1,135,340

The accompanying notes are an integral part of these financial statements.

Orange and Rockland Utilities, Inc.

CONSOLIDATED BALANCE SHEET

	As At
	December 31, 2002	December 31, 2001

	(Thousands of Dollars)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION (see Statement of Capitalization and Note B)
Common shareholders' equity	$348,227	$335,391
Long-term debt	300,890	335,771

TOTAL CAPITALIZATION	649,117	671,162

NONCURRENT LIABILITIES
Pension and benefits reserve	98,373	85,607
Hedges on variable rate long term-debt (Note N)	19,104	14,235
Superfund and other environmental costs (Note F)	35,279	38,417
Other noncurrent liabilities	15,944	18,619

TOTAL NONCURRENT LIABILITIES	168,700	156,878

CURRENT LIABILITIES
Long-term debt due within one year	35,000	-
Notes payable	1,000	16,600
Accounts payable	60,501	52,818
Accounts payable to affiliated companies	3,492	3,113
Accrued taxes	1,047	3,302
Customer deposits	12,758	9,248
Accrued interest	7,994	6,968
Other current liabilities	8,776	6,878

TOTAL CURRENT LIABILITIES	130,568	98,927

DEFERRED CREDITS AND REGULATORY LIABILITIES
Accumulated deferred federal income tax (Note K)	133,779	125,108
Accumulated deferred investment tax credits (Note A)	5,950	6,425
Regulatory liabilities
Pensions and other postretirement benefits (Note D)	2,437	6,173
Refundable energy costs (Note A)	43,651	45,008
Competition enhancement funds	10,084	10,149
Gain on divesture	4,530	6,246
Other	9,749	8,998

TOTAL REGULATORY LIABILITIES	70,451	76,574
Other deferred credits	2,696	266

TOTAL DEFERRED CREDITS AND REGULATORY LIABILITIES	212,876	208,373

TOTAL CAPITALIZATION AND LIABILITIES	$1,161,261	$1,135,340

The accompanying notes are an integral part of these financial statements.

Orange and Rockland Utilities, Inc.

CONSOLIDATED INCOME STATEMENT

	For the Years Ended December 31,
	2002	2001	2000

	(Thousands of Dollars)
OPERATING REVENUES (NOTE A)
Electric	$475,462	$538,375	$513,016
Gas	158,838	197,862	183,436
Non-utility	-	104	4,521

TOTAL OPERATING REVENUES	634,300	736,341	700,973

OPERATING EXPENSES
Purchased power	220,094	290,333	274,369
Fuel	-	-	39
Gas purchased for resale	88,797	128,548	115,325
Other operations	115,896	115,164	118,099
Maintenance	26,649	26,133	27,177
Depreciation and amortization (Note A)	34,002	32,780	27,129
Taxes, other than income taxes (Note A)	52,398	53,911	55,569
Income taxes (Notes A and K)	24,804	26,470	22,825

TOTAL OPERATING EXPENSES	562,640	673,339	640,532

OPERATING INCOME	71,660	63,002	60,441

OTHER INCOME (DEDUCTIONS)
Investment income (Note A)	1,168	1,598	4,846
Allowance for equity funds used during construction (Note A)	438	(13)	212
Other income	144	83	1,822
Other income deductions	(732)	(880)	(1,064)
Income taxes (Notes A and K)	438	533	(1,829)

TOTAL OTHER INCOME (DEDUCTIONS)	1,456	1,321	3,987

INCOME BEFORE INTEREST CHARGES	73,116	64,323	64,428
Interest on long-term debt	21,218	21,855	22,933
Other interest	7,302	3,213	2,951
Allowance for borrowed funds used during construction (Note A)	(300)	(927)	(525)

NET INTEREST CHARGES	28,220	24,141	25,359

NET INCOME FOR COMMON STOCK	$44,896	$40,182	$39,069

The accompanying notes are an integral part of these financial statements.

Orange and Rockland Utilities, Inc.

CONSOLIDATED STATEMENT OF RETAINED EARNINGS

	For the Years Ended December 31,
	2002	2001	2000

	(Thousands of Dollars)
BALANCE, JANUARY 1	$151,792	$139,610	$137,535
Net income for common stock	44,896	40,182	39,069

TOTAL	196,688	179,792	176,604

Dividends to parent	(28,000)	(28,000)	(37,000)
Capital stock expense	-	-	6

BALANCE, DECEMBER 31	$168,688	$151,792	$139,610

Orange and Rockland Utilities, Inc.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2002	2001	2000

	(Thousands of Dollars)
NET INCOME FOR COMMON STOCK	$44,896	$40,182	$39,069
OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAXES
Investment in marketable securities, net of ($854), ($703) and ($454) taxes in 2002, 2001 and 2000, respectively	(1,218)	(808)	(843)
Minimum pension liability adjustments, net of $14, ($278) and ($340) taxes in 2002, 2001 and 2000, respectively	20	(251)	(631)
Unrealized gains/(losses) on derivatives qualified as hedges due to the cumulative effect of a change in accounting principle, net of ($5,709) taxes in 2001	-	(8,150)	-
Unrealized gains/(losses) on derivatives qualified as hedges net of ($3,101) and ($999) taxes in 2002 and 2001, respectively	(4,428)	(1,427)	-
Less: Reclassification adjustment for gains/(losses) included in net income, net of ($1,096) and ($844) taxes in 2002 and 2001, respectively	(1,566)	(1,205)	-

TOTAL OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAXES	(4,060)	(9,431)	(1,474)

COMPREHENSIVE INCOME	$40,836	$30,751	$37,595

The accompanying notes are an integral part of these financial statements.

Orange and Rockland Utilities, Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Years Ended December 31,
	2002	2001	2000

	(Thousands of Dollars)
OPERATING ACTIVITIES
Net income for common stock	$44,896	$40,182	$39,069
PRINCIPAL NON-CASH CHARGES (CREDITS) TO INCOME
Depreciation and amortization	33,639	32,465	26,862
Deferred income tax	4,094	2,532	27
Common equity component of allowance for funds used during construction	(438)	13	(212)
Other comprehensive income	(4,061)	(9,431)	(1,474)
Unrealized hedges on variable rate long term debt and energy trading	5,941	14,235	-
Gain on sale of land (net of tax)	-	-	(2,404)
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable – customers, less allowance for uncollectibles	(9,343)	37,811	(23,597)
Materials and supplies, including fuel and gas in storage	5,329	(5,407)	(2,194)
Prepayments, other receivables and other current assets	9,712	20,141	(6,828)
Recoverable energy costs	(12,587)	(12,521)	(29,859)
Retiree benefit reserve	12,766	9,386	9,272
Accounts payable	8,062	(11,901)	11,251
Accrued taxes	(2,255)	(1,561)	11,528
Accrued interest	1,026	(119)	(1,434)
Deferred debits and regulatory assets	6,966	(8,929)	(24,967)
Deferred credits and regulatory liabilities	(3,409)	(14,864)	(6,211)
Other assets	2,823	4,042	4,396
Other liabilities	(284)	10,050	36,684

NET CASH FLOWS FROM OPERATING ACTIVITIES	102,877	106,124	39,909

INVESTING ACTIVITIES
Construction expenditures	(57,122)	(58,532)	(51,112)
Cost of removal less salvage	(1,836)	(2,057)	(305)
Common equity component of allowance for funds used during construction	438	(13)	212
Proceeds from sale of land (net of tax)	-	-	2,548

NET CASH FLOWS USED IN INVESTING ACTIVITIES	(58,520)	(60,602)	(48,657)

FINANCING ACTIVITIES
Short-term debt	(15,600)	(24,220)	40,820
Issuance of long-term debt	-	-	55,000
Retirement of long-term debt	-	-	(120,030)
Dividend to parent	(28,000)	(28,000)	(37,000)

NET CASH FLOWS USED IN FINANCING ACTIVITIES	(43,600)	(52,220)	(61,210)

CASH AND TEMPORARY CASH INVESTMENTS:
NET CHANGE FOR THE PERIOD	757	(6,698)	(69,958)
BALANCE AT BEGINNING OF PERIOD	1,785	8,483	78,441

BALANCE AT END OF PERIOD	$2,542	$1,785	$8,483

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$27,152	$25,209	$27,285
Income Taxes	16,766	21,916	30,588

The accompanying notes are an integral part of these financial statements.

Orange and Rockland Utilities, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF CAPITALIZATION

	Shares outstanding		Years Ended December 31,
	December 31, 2002	December 31, 2001
			2002	2001

			(Thousands of Dollars)

COMMON SHAREHOLDER'S EQUITY (NOTE B)
Common stock	1,000	1,000	$5	$5
Retained earnings			168,688	151,792
Additional Paid in Capital			194,499	194,499
ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)
Investment in marketable securities, net of ($2,011) and ($1,157) taxes in 2002 and 2001, respectively			(2,869)	(1,651)
Minimum pension liability adjustments, net of ($604) and ($618) taxes in 2002 and 2001, respectively			(862)	(882)
Unrealized gains/(losses) on derivatives qualified as hedges due to cumulative effect of a change in accounting principle, net of ($5,709) taxes in 2001			-	(8,150)
Unrealized gains/(losses) on derivatives qualified as hedges, net of ($9,809) and ($999) taxes in 2002 and 2001, respectively			(14,005)	(1,427)
Less: Reclassification adjustment for gains/(losses) included in net income, net of ($1,940) and ($844) taxes in 2002 and 2001, respectively			(2,771)	(1,205)

TOTAL ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS) INCLUDED IN NET INCOME, NET OF TAXES			(14,965)	(10,905)

TOTAL COMMON SHAREHOLDER'S EQUITY			$348,227	$335,391

Long-term debt (Note B)

	Interest Rate			At December 31,
Maturity		Series		2002	2001

				(Thousands of Dollars)
Debentures:
2003	6.560%	1993	D	35,000	35,000
2007	7.125%	1997	J	20,000	20,000
2010	7.50%	2000	A	55,000	55,000
2018	7.07%	1998	C	3,200	3,200
2027	6.50%	1997	F	80,000	80,000
2029	7.0%	1999	G	45,000	45,000

TOTAL DEBENTURES				238,200	238,200

TAX-EXEMPT DEBT - NOTES ISSUED TO NEW YORK STATE ENERGY RESEARCH AND DEVELOPMENT AUTHORITY FOR POLLUTION CONTROL REVENUE BONDS:
2014	6.09%	1994		55,000	55,000
2015	1.45	1995	*	44,000	44,000

TOTAL TAX-EXEMPT DEBT				99,000	99,000

UNAMORTIZED DEBT DISCOUNT				(1,310)	(1,429)

Total				335,890	335,771
Less: Long-term debt due within one year				35,000	-

TOTAL LONG-TERM DEBT				300,890	335,771

TOTAL CAPITALIZATION				$649,117	$671,162

  *
  Rate reset weekly or by auction held every 35 days; December 31, 2002 rate shown

  The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—
ORANGE AND ROCKLAND UTILITIES, INC.

These notes form an integral part of the accompanying consolidated financial statements of Orange and Rockland Utilities, Inc. (O&R or the Company) and its subsidiaries.

Con Edison

Consolidated Edison, Inc. (Con Edison) acquired O&R in July 1999. Con Edison owns all the issued and outstanding shares of O&R's common stock, $5.00 par value per share.

O&R, a regulated utility, along with its utility subsidiaries, Rockland Electric Company (RECO) and Pike County Light & Power Company (Pike), provide electric service to over 285,000 customers in southeastern New York and in adjacent sections of New Jersey and northeastern Pennsylvania. O&R and Pike provide gas service to over 120,000 customers in southeastern New York and northeastern Pennsylvania.

Note A - Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of O&R and all of its subsidiaries. All intercompany balances and transactions have been eliminated.

Accounting Policies

The accounting policies of O&R and its subsidiaries conform to accounting principles generally accepted in the United States of America. For regulated public utilities, like O&R, RECO and Pike, accounting principles generally accepted in the United States of America include the Financial Accounting Standards Board's (FASB) Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." In accordance with SFAS No. 71, the accounting requirements of the Federal Energy Regulatory Commission (FERC) and the state public utility regulatory authority having jurisdiction are followed. The Company is subject to regulation by the New York State Public Service Commission (PSC); RECO by the New Jersey Board of Public Utilities (NJBPU) and Pike by the Pennsylvania Public Utility Commission (PPUC).

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

The Company's principal regulatory assets and liabilities are detailed on the consolidated balance sheet. The Company is receiving or being credited with a return on all of its regulatory assets for which a cash outflow has been made, and is paying or being charged with a return on all of its regulatory liabilities for which a cash inflow has been received. Regulatory assets and liabilities will be recovered from customers, or applied for customer benefit, in accordance with rate provisions approved by the applicable public utility regulatory commission.

Rate and Restructuring Agreements

Electric

In 1997 the PSC, in its Competitive Opportunities proceeding, approved a four-year Restructuring Plan pursuant to which the Company reduced its electric rates in 1997 and 1998, and in 1999 sold all of its generating assets and made retail access available to all of its electric customers.

The RECO plan approved by the NJBPU in 1999 provided rate reductions of $6.8 million effective August 1999 and an additional rate reduction of $2.7 million implemented in January 2001. A final rate reduction of $6.2 million was implemented in August 2002.

The Pike plan approved by the PPUC in 1998 provided retail access to all customers effective May 1999.

In 1999, the PSC ratified a settlement agreement approving the acquisition of O&R by Con Edison. As part of this settlement, gas rates were reduced by $1.1 million in August 1999 and electric rates were reduced by $6.1 million in December 1999. This settlement allowed for a five-year amortization of transaction costs. The NJBPU and the PPUC also issued orders approving the transaction. The NJBPU's order provided for a 75/25 percent customer/shareholder sharing of net synergy savings and a ten-year amortization of transaction costs. The customers' 75 percent share of net synergy savings is being returned to them as part of the rate reduction effective August 1999. The PPUC agreement allows Pike to retain all net synergy savings until its next general rate case and provides for a five-year amortization of transaction costs.

In October 2002, RECO filed a request with the NJBPU seeking an increase in electric rates of $7.3 million (5.5 percent) annually, to take effect on August 1, 2003, principally to reflect the costs of electric system infrastructure improvements required for service reliability and security. A final ruling by the NJBPU is expected in the third quarter of 2003.

In August 2002, the PPUC approved a settlement agreement covering the rates Pike charges for energy cost recoveries. As part of this settlement, Pike agreed to terminate its Competitive Transition Charge (CTC) and not to file for an increase in delivery rates that would be effective prior to December 31, 2004. The settlement provides for an increase in Pike's Provider of Last Resort (POLR) energy rates of .577 cents per kWh, inclusive of gross receipts tax, retroactive to July 1, 2002. This represents approximately a 6.0 percent increase in Pike's overall rates. A potential further increase of 5.0 percent of the POLR energy rate or an addition of .28 cents per kWh effective January 2005 is contingent on the actual and projected cost of energy at that time. The settlement is estimated to increase revenues by a net $1.4 million between September 2002 and December 2005.

Gas

In November 2000, the PSC authorized implementation of an agreement among O&R, the PSC Staff, and the Consumer Protection Board covering the period from November 2000 through April 2002. In October 2001, the PSC approved an extension of this agreement covering the period May 2002 through October 2003. With limited exceptions, the agreement, as extended, provides for no changes to base rates. The Company was permitted to retain, and is amortizing to income, $18.1 million of deferred credits that otherwise would have been returned to customers. Earnings for gas operations above a threshold of 11.1 percent are subject to a 50/50 sharing mechanism between customer and shareholder. The 11.1 percent sharing threshold is subject to a positive adjustment of up to 85 basis points for the attainment of competitive awareness and customer migration goals. The Company is subject to a potential earnings penalty of $450,000 per year for failure to meet minimum levels of performance regarding main replacement, gas leak backlog, customer safety complaints and protection of underground facilities.

In November 2002, O&R filed a request with the PSC for approval of a $27.2 million rate gas increase effective November 2003. The Company also submitted a multi-year plan that addresses rates for two additional years, with an increase of $2.5 million to cover infrastructure costs, inflation and property taxes. The Administrative Law Judge is expected to issue a recommended decision in the third quarter 2003.

Utility Revenues

Utility revenues are recorded on the basis of monthly customer cycle billings. Unbilled revenues are accrued at the end of each month for estimated energy usage since the last meter reading. Accrued unbilled revenue included in the Company's balance sheet at December 31, 2002 and 2001 was $20.4 million and $20.7 million, respectively.

The level of revenues from gas sales in New York is subject to a weather normalization clause that requires recovery from or refund to firm customers of the shortfalls or excesses of firm net revenues that result from variations of more than plus or minus four percent in actual degree days from the number of degree days used to project heating season sales.

Recoverable Energy Costs

O&R generally recovers all of its prudently incurred fuel, purchased power and gas costs, including hedging gains and losses, in accordance with rate provisions approved by the applicable state public utility commissions. If the actual energy costs for a given month are more or less than amounts billed to customers for that month, the difference is recoverable from or refundable to customers. Differences between actual and billed energy costs are generally deferred for charge or refund to customers during the next billing cycle (normally within one or two months). For gas costs, differences between actual and billed gas costs during the 12-month period ending each August are charged or refunded to customers during a subsequent 12-month period.

RECO recovers all of its prudently incurred purchased power costs pursuant to rate provisions approved by the NJBPU. Differences between actual and billed electricity costs (which, for the period August 1, 1999 through December 31, 2002 amounted to $79.7 million) are deferred for charge or refund to customers in the manner and at such time as is to be determined by the NJBPU. In August 2002, RECO submitted a petition to the NJBPU requesting recovery under New Jersey's 1999 Electric Discount and Energy Competition Act of $110 million of electric purchased power costs in excess of amounts previously billed to customers, associated interest and other deferred charges. Recovery of these costs from customers is requested over a four-year period or pursuant to a plan to "securitize" the costs (under which RECO would be reimbursed these costs with the proceeds of a financing that would be repaid over time by its customers). In January 2003, the initial results of an independent audit, commissioned by the NJBPU to review the prudence of these deferred costs, were issued. The audit recommends that RECO be disallowed recovery of $26.8 million of such costs and associated interest of $2.6 million. The Company believes that its actions were prudent and has filed a response to the audit findings. A decision on the recovery of these purchased power costs by the NJBPU is expected in the third quarter of 2003.

Pike's recoveries of its energy costs are limited to a fixed price reflected in its current rates. In August 2002, the PPUC approved a settlement agreement covering the rates Pike charges for energy cost recoveries. See "Rate and Restructuring Agreements" above.

Plant and Depreciation

Utility Plant

Utility plant is stated at original cost. The capitalized cost of additions to utility plant includes indirect costs such as engineering, supervision, payroll taxes, pensions, other benefits and an allowance for funds used during construction (AFDC). The original cost of property, together with removal cost, less salvage, is charged to accumulated depreciation as property is retired. The cost of repairs and maintenance is charged to expense and the cost of betterments is capitalized.

Rates used for AFDC include the cost of borrowed funds and a reasonable rate on the utility's own funds when so used, determined in accordance with regulations of FERC and the state public utility regulatory authority having jurisdiction. The AFDC rate for O&R was 8.4 percent in 2002, 4.6 percent in 2001 and 7.4 percent in 2000. The AFDC rate for RECO was 9.2 percent in 2002, 9.1 percent in 2001 and 9.1 percent in 2000. The rate was compounded semiannually, and the amounts applicable to borrowed funds were treated as a reduction of interest charges while the amounts applicable to the regulated utilities' own funds is credited to other income (deductions).

For financial reporting purposes, depreciation rates are computed on the straight-line method based on the estimated average service lives and net salvage factors of the various classes of property. The Company's depreciation rates averaged 3.3 percent in 2002 and 2001 and 3.4 percent in 2000. The estimated lives for utility plant range from 5 to 60 years for electric, 7 to 75 years for gas and 5 to 50 years for general plant.

Non-utility Plant

Non-utility plant is stated at original cost and consists primarily of land and assets that are currently not utilized within utility operations. Depreciation is computed for financial statement purposes using the straight-line method over the estimated useful lives of the assets (7 - 50 years).

Temporary Cash Investments

Temporary cash investments are short-term, highly liquid investments that generally have maturities of three months or less. They are stated at cost, which approximates market. O&R considers temporary cash investments to be cash equivalents.

Federal Income Tax

In accordance with SFAS No. 109, "Accounting for Income Taxes," the Company has recorded an accumulated deferred federal income tax liability for temporary differences between the book and tax basis of assets and liabilities at current tax rates. In accordance with rate agreements, the Company has recovered amounts from customers for a portion of the tax liability it will pay in the future as a result of the reversal or "turn-around" of these temporary differences. As to the remaining tax liability, in accordance with SFAS No. 71, regulatory assets have been established for the net revenue requirements to be recovered from customers for the related future tax expense (see Note K). In 1993, the PSC issued a Policy Statement approving accounting procedures consistent with SFAS No. 109 and providing assurances that these future increases in taxes will be recoverable in rates.

Accumulated deferred investment tax credits are amortized ratably over the lives of the related properties and applied as a reduction in future federal income tax expense.

O&R and its subsidiaries file a consolidated federal income tax return as part of the consolidated return for Con Edison. The consolidated income tax liability is allocated to each member of the consolidated group using the separate return method. Each member pays tax or receives a benefit based on its own taxable income or loss in accordance with tax sharing agreements between the members of the consolidated group.

State Income Tax

The New York State tax laws applicable to utility companies were changed, effective January 1, 2000. Certain revenue-based taxes were repealed or reduced and replaced by a net income-based tax. In June 2001, the PSC issued its final Order relating to the tax law changes. It authorized each utility to use deferral accounting to record the difference between taxes being collected and the tax expense resulting from the tax law changes, until those changes are incorporated in base rates.

O&R and its subsidiaries file a combined New York State Corporation Business Franchise Tax Return on a consolidated basis with Con Edison and its other subsidiaries. Similar to a federal consolidated income tax return, the income of all entities in the combined group is subject to New York State taxation, after adjustments for differences between federal and New York law and apportionment of income among the states in which the Company does business. Each member of the group pays or receives a benefit based on its own New York State taxable income or loss.

Taxes Other Than Income Taxes

The PSC requires the Company to record gross receipts tax revenues and expenses on a gross income statement presentation basis (i.e., included in both revenue and expense). The recovery of these taxes is part of the PSC approved revenue requirement within each of the respective regulated rate agreements.

Deferred Revenue Taxes

Deferred revenue taxes represent the unamortized balance of an accelerated payment of New Jersey Gross Receipts and Franchise Tax (NJGRFT) required by legislation effective June 1, 1991, as well as New York State Metropolitan Transportation Authority taxes that are deferred and amortized over a 12-month period following payment, in accordance with the requirements of the PSC. The deferred NJGRFT is being recovered in rates, with a carrying charge of 7.5 percent on the unamoritized balance, over a five-year period.

Reclassification

Certain prior year amounts have been reclassified to conform with the current year presentation.

Stock-Based Compensation

The Company applies the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock-based compensation plans. See Note L. The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

	2002	2001	2000

	(in millions)
Net income, as reported	$45	$40	$39
Pro forma net income	$45	$40	$39

These pro forma amounts may not be representative of future disclosures due to changes in future market conditions and additional grants in future years.

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

Note B - Capitalization

Common Stock

At December 31, 2002 and 2001, O&R had 1,000 shares of common stock, $5.00 par value per share, issued and outstanding, all of which was owned by Con Edison. Con Edison acquired O&R in July 1999.

Dividends

In accordance with PSC requirements, the dividends that O&R may pay are limited to not more than 100 percent of its income available for dividends, calculated on a two-year rolling average basis. Excluded from the calculation of "income available for dividends" are non-cash charges to income resulting from accounting changes or charges to income resulting from significant unanticipated events. The restriction also does not apply to dividends paid in order to transfer to Con Edison proceeds from major transactions, such as asset sales, or to dividends reducing O&R's equity ratio to a level appropriate to its business risk.

Long-Term Debt

Long-term debt maturing in the period 2003-2007 is as follows:

(Millions of Dollars)
2003	$35
2004	-
2005	-
2006	-
2007	20

Long-term debt includes the notes issued by O&R to the New York State Energy Research and Development Authority (NYSERDA) for the net proceeds of NYSERDA's $55 million aggregate principal amount of Series 1994A and $44 million aggregate principal amount of Series 1995A Pollution Control Refunding Revenue Bonds. The interest rate determination method for this debt is subject to change in accordance with the related indenture, and the debt currently bears interest at a weekly rate determined by its remarketing agent. The debt is subject to optional and, in certain circumstances, mandatory tender for purchase by the Company. See Note N.

At December 31, 2002, long term-debt also includes $23.2 million of mortgage bonds collateralized by substantially all the utility plant and other physical property of O&R's utility subsidiaries, RECO and Pike.

Long-term debt is stated at cost, which, as of December 31, 2002 approximates fair value (estimate based on current rates for debt of the same remaining maturities).

Significant Debt Covenants

There are no significant debt covenants, other than obligations to pay principal and interest when due and covenants not to consolidate with or merge into any other corporation unless certain conditions are met, and no cross default provisions, under the financing arrangements for the debentures of O&R. The tax-exempt financing arrangements of O&R are subject to these covenants and the covenants discussed below.

The tax-exempt financing arrangements involved the issuance of uncollateralized promissory notes of O&R to NYSERDA in exchange for the net proceeds of a like-amount of tax-exempt bonds with substantially the same terms sold to the public by NYSERDA. The tax-exempt financing arrangements include covenants with respect to the tax-exempt status of the financing, including covenants with respect to a disqualifying change in use of the facilities financed. The arrangements also include provisions for the maintenance of liquidity and credit facilities.

The failure to comply with these debt covenants, if continued, would, except as otherwise provided, constitute an event of default with respect to the debt to which such provisions applied, in which case the principal and accrued interest on the debt may and, in certain circumstances would, become due and payable immediately.

Note C - Short-term Borrowing

At December 31, 2002, the Company had a $100 million commercial paper program under which short-term borrowings are made at prevailing market rates. The program is supported by a revolving credit agreement with banks. At December 31, 2002, $1.0 million, at a weighted average interest rate of 1.3 percent per annum, was outstanding under the program. The Company may change the amount of its program from time to time, subject to a $150 million FERC-authorized limit.

Bank commitments under the revolving credit agreement were renewed in November 2002. The commitments may terminate upon a change in control of Con Edison or O&R and borrowings under the agreement are subject to certain conditions, including that the ratio (calculated in accordance with the agreement) of debt to total capital of the borrower does not at any time exceed 0.65 to 1. At December 31, 2002, the ratio was 0.49 to 1 for O&R. Borrowings under the agreement are not subject to maintenance of credit rating levels. The fees charged for the revolving credit agreement and borrowings under the agreement reflect the credit ratings of the Company.

See Note I for information about short-term borrowing from a related party, which the FERC has authorized.

Note D - Pension Benefits

Con Edison maintains a tax-qualified, non-contributory pension plan that covers substantially all employees and retirees of O&R, pursuant to the Consolidated Edison Retirement Plan (which resulted from the merger, effective January 1, 2001, of the separate pension plans previously applicable to the employees and retirees of Con Edison of New York and O&R). The plan is designed to comply with the Internal Revenue Code and the Employee Retirement Income Security Act of 1974.

Investment gains and losses are fully recognized in expense over a 15-year period. Other actuarial gains and losses are fully recognized in expense over a 10-year period.

Consistent with the provisions of SFAS No. 71, the Company defers for future recovery any difference between expenses recognized under SFAS No. 87, "Employers' Accounting for Pensions" and the current rate allowance authorized by each regulatory jurisdiction in which it operates.

The components of the Company's net periodic benefit costs for 2002, 2001 and 2000 were as follows:

	2002	2001	2000

	(Thousands of Dollars)
Service cost - including administrative expenses	$6,355	$6,251	$4,887
Interest cost on projected benefit obligation	27,589	27,016	25,397
Expected return on plan assets	(24,797)	(24,831)	(22,118)
Amortization of net actuarial loss	5,825	4,547	3,557
Amortization of prior service cost	431	416	-

NET PERIODIC BENEFIT COST	15,403	13,399	11,723

Deferred and capitalized	12,965	10,582	7,677

Net expense	$2,438	$2,817	$4,046

The funded status at December 31, 2002, 2001 and 2000 was as follows:

	2002	2001	2000

	(Thousands of Dollars)
CHANGE IN PROJECTED BENEFIT OBLIGATION
Projected benefit obligation at beginning of year	$374,424	$358,173	$326,472
Service cost - excluding administrative expenses	5,955	5,852	4,887
Interest cost on projected benefit obligation	27,589	27,016	25,397
Plan amendments	-	273	5,114
Net actuarial loss	16,482	2,763	14,669
Benefits paid	(21,001)	(19,653)	(18,366)

PROJECTED BENEFIT OBLIGATION AT END OF YEAR	$403,449	$374,424	$358,173

CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year	$236,213	$270,127	$289,311
Actual return on plan assets	(19,374)	(14,955)	(2,192)
Employer contributions	1,855	1,797	3,207
Benefits paid	(21,001)	(19,653)	(18,366)
Administrative expenses	(952)	(1,103)	(1,833)

FAIR VALUE OF PLAN ASSETS AT END OF YEAR	$196,741	$236,213	$270,127

Funded status	$(206,708)	$(138,211)	$(88,046)
Unrecognized net loss	144,639	89,258	50,552
Unrecognized prior service costs	4,540	4,972	5,114

ACCRUED BENEFIT COST	$(57,529)	$(43,981)	$(32,380)

The amounts recognized in the balance sheet at December 31, 2002 and 2001 were as follows:

	2002	2001

	(Thousands of Dollars)
Accrued benefit cost	$(57,529)	$(43,981)
Additional minimum pension liability	(1,625)	(1,538)
Intangible asset	160	169
Accumulated other comprehensive income	1,465	1,369

Net prepaid benefit cost	$(57,529)	$(43,981)

The actuarial assumptions at December 31, 2002, 2001 and 2000 were as follows:

	2002	2001	2000

Discount Rate	6.75%	7.50%	7.75%
Expected Return on Plan Assets	9.20%	9.20%	8.50%
Rate of Compensation Increase	4.15%	4.15%	4.40%

O&R also offers a defined contribution savings plan that covers substantially all of its employees and made contributions to the plan of $1.0 million, $1.0 million and $0.8 million for the years 2002, 2001 and 2000, respectively.

Note E - Other Postretirement Benefits

O&R has a contributory medical and prescription drug program for all retirees, their dependents and surviving spouses. The Company also has a non-contributory life insurance program for retirees.

Investment gains and losses are fully recognized in expense over a 15-year period. Other actuarial gains and losses are fully recognized in expense over a 10-year period.

Plan assets are used to pay benefits and expenses for participants who retired on or after January 1, 1995. O&R pays benefits for other participants who retired prior to January 1, 1995. Plan assets include amounts owed by the trust to the Company of $0.8 million in 2002, $0.3 million in 2001 and $2.2 million in 2000.

Consistent with the provisions of SFAS No. 71, the Company defers for future recovery any difference between expenses recognized under SFAS No. 106, "Employers' Accounting for Postretirement Benefits other than Pensions" and the current rate allowance authorized by each regulatory jurisdiction in which it operates.

The components of the net periodic postretirement benefit (health and life insurance) costs for 2002, 2001 and 2000 were as follows:

	2002	2001	2000

	(Thousands of Dollars)
Service cost	$1,884	$1,577	$1,478
Interest cost on accumulated postretirement benefit obligation	7,996	7,069	6,856
Expected return on plan assets	(4,245)	(3,721)	(3,188)
Amortization of net actuarial loss	2,797	1,260	901
Amortization of prior service cost	(97)	(97)	-

NET PERIODIC POSTRETIREMENT BENEFIT COST	$8,335	$6,088	$6,047

Amortized/(deferred and capitalized)	(4,447)	(2,193)	(1,602)

Net expense	$3,888	$3,895	$4,445

The funded status of the programs at December 31, 2002, 2001 and 2000 was as follows:

	2002	2001	2000

	(Thousands of Dollars)
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year	$101,726	$94,048	$88,536
Service cost	1,884	1,577	1,478
Interest cost on accumulated postretirement benefit obligation	7,996	7,069	6,856
Plan amendments	-	-	(979)
Net actuarial loss	26,926	5,096	2,992
Benefits paid and administrative expenses	(6,876)	(6,310)	(5,041)
Participant contributions	260	246	206

BENEFIT OBLIGATION AT END OF YEAR	$131,916	$101,726	$94,048

CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year	$40,646	$39,069	$37,890
Actual return on plan assets	54	106	162
Employer contributions	6,267	6,088	2,500
Participant contributions	155	126	113
Benefits paid and administrative expenses	(4,170)	(4,743)	(1,596)

FAIR VALUE OF PLAN ASSETS AT END OF YEAR	$42,952	$40,646	$39,069

Funded status	$(88,964)	$(61,080)	$(54,979)
Unrecognized net loss	50,817	22,393	13,312
Unrecognized prior service costs	(785)	(882)	(979)

ACCRUED POSTRETIREMENT BENEFIT COST	$(38,932)	$(39,569)	$(42,646)

The actuarial assumptions at December 31, 2002, 2001 and 2000 were as follows:

	2002	2001	2000

Discount rate	6.75%	7.50%	7.75%
EXPECTED RETURN ON PLAN ASSETS
Tax-exempt assets	9.20%	9.20%	8.50%
Taxable assets	8.70%	8.70%	8.00%

The health care cost trend rate assumed for 2003 is 9.0 percent. The rate is assumed to decrease gradually to 4.75 percent by 2009 and remain at that level thereafter.

A one-percentage point change in the assumed health care cost trend rate would have the following effects:

	1-Percentage-Point Increase	1-Percentage-Point Decrease

	(Thousands of Dollars)
Effect on accumulated postretirement benefit obligation	$12,698	$(10,918)
Effect on service cost and interest cost components	$1,192	$(998)

Note F - Environmental Matters

Hazardous substances such as asbestos, polychlorinated biphenyls (PCBs) and coal tar have been used or generated in the course of operations of O&R and are present in its facilities and equipment currently or previously owned.

The Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (Superfund) and similar state statutes impose joint and several strict liabilities, regardless of fault, upon generators of hazardous substances for resulting removal and remediation costs and environmental damages. Liabilities under these laws can be material and in some instances may be imposed without regard to fault, or may be imposed for past acts, even though such past acts may have been lawful at the time they occurred.

The environmental remediation costs for the sites at which O&R has been asserted to have liability for remediation under Superfund or similar state statutes, including its manufactured gas sites, (Superfund Sites) include investigation, demolition, removal, disposal, storage, replacement, containment and monitoring costs.

For the cleanup of coal tar and/or other manufactured gas plant-related environmental contaminants at the manufactured gas sites, estimates of the aggregate undiscounted potential liability for the cleanup of coal tar and/or other manufactured gas plant-related environmental contaminants range from approximately $25 million to $95 million. To develop these estimates, the assumption was made that there is contamination at the sites where investigation has not yet been started or completed. Additional assumptions were made as to the extent of contamination, the level of cleanup required and the type and extent of remediation that will be required. Actual experience may be materially different from these assumptions.

For sites where there are other potentially responsible parties and the Company is not managing the site investigation and remediation, the liability accrued represents the Company's estimate of what it will need to pay to settle its obligations with respect to the site. For other sites, the liability accrued represents the Company's estimate of its investigation and remediation costs for the site. In either case, the Company makes its estimate of its undiscounted liability for each site in light of the applicable remediation standards, experience with similar sites, the information it has available to it at the time about the site and site-specific assumptions about such matters as the extent of contamination and remediation and monitoring methods to be used. The liability accrued for Superfund Sites is reviewed at least quarterly and adjusted as determined to be necessary.

At December 31, 2002, O&R had accrued $35.3 million as its estimate of its liability for Superfund Sites, including approximately $34 million relating to manufactured gas sites. Most of the accrued liability relates to Superfund Sites where contamination has been detected and investigated in whole or in part. There will be additional liability relating to the Superfund Sites and other sites. The amount of the additional liability is not presently determinable but may be material to O&R's financial position, results of operations or liquidity. O&R is permitted under current rate agreements to defer for subsequent recovery through rates certain site investigation and remediation costs with respect to hazardous waste. At December 31, 2002, $30.8 million of such costs had been deferred as a regulatory asset.

In 2002, O&R incurred $1.5 million for environmental remediation costs and received an insurance recovery of $7.2 million related to Superfund Sites.

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

Workers' compensation administrative proceedings have been commenced, wherein current and former employees claim benefits upon alleged disability from exposure to asbestos. Based on the information and relevant circumstances known to O&R at this time, these claims are not expected to have a material adverse effect on O&R's financial position, results of operations or liquidity. At December 31, 2002, a $5.4 million provision was accrued as the Company's estimate of its liability for these workers' compensation claims, including those related to asbestos, and $1.6 million of this provision was deferred as a regulatory asset related to claims of the former employees of the divested plants.

In May 2000, the New York State Department of Environmental Conservation issued notices of violation to O&R and four other companies that have operated coal-fired electric generating facilities in New York State. The notices allege violations of the Federal Clean Air Act and the New York State Environmental Conservation Law resulting from the alleged failure to install pollution control equipment that would have reduced emissions of certain chemicals deemed potentially hazardous. The notice of violations received by O&R relates to the Lovett Generating Station, which it sold in June 1999. The Company is unable to predict whether or not alleged violations will have a material adverse effect on its financial position, results of operations or liquidity.

Note G - Non-Utility Generators

O&R has contracts with Non-Utility Generators (NUGs) for 27 MW of electric generating capacity. The contracts extend for various periods, up to 2008. Assuming performance by the NUGs, O&R is obligated to purchase capacity and energy under the contracts. For the years 2003 through 2007, fixed payments under the contracts are estimated to be $17.2 million, $16.7 million, $16.4 million, $5.6 million and $3.6 million. In addition, for energy delivered under one of the contracts (for 19 MW), O&R is obligated to pay variable prices that are currently estimated to be above market levels. O&R recovers its costs under the contracts pursuant to rate provisions approved by the state public utility regulatory authority having jurisdiction.

Note H - Regulatory Assets and Liabilities

O&R has established various regulatory assets and liabilities to defer specific costs and gains that the applicable regulatory agencies have permitted or are expected to permit to be recovered in rates or refunded to customers over time. For RECO, current recovery of purchased power costs is subject to certain limitations imposed by the NJBPU and costs that are not currently recovered are deferred for future recovery. At December 31, 2002 and December 31, 2001, net recoverable purchased power costs of $79.7 million and $76.7 million, respectively, were deferred by RECO for future recovery.

Note I - Related Party Transactions

Each month O&R is invoiced by Con Edison and its affiliates for the cost of any services rendered to O&R by Con Edison and its affiliates. These services, provided primarily by Con Edison's other regulated subsidiary, Consolidated Edison Company of New York, Inc., include substantially all administrative support operations, such as corporate directorship and associated ministerial duties, accounting, treasury, investor relations, information resources, legal, human resources, fuel supply and energy management services. The cost of these services was $15.2 million for 2002, $14.4 million for 2001 and $10.7 million for 2000. In addition, O&R purchased from Con Edison of New York $102.0 million, $140.9 million and $103.9 million of natural gas for 2002, 2001 and 2000, respectively, and $24.6 million of electricity in 2002.

O&R provides certain recurring services to Con Edison of New York on a monthly basis, including cash receipts processing and certain administrative services. The cost of these services, which are invoiced to Con Edison of New York, totaled $11.6 million, $10.9 million and $8.3 million in 2002, 2001 and 2000, respectively.

In February 2002, the FERC authorized Con Edison of New York to lend funds to O&R, for periods of not more than 12 months, in amounts not to exceed $150 million outstanding at any time at prevailing market rates. Through December 31, 2002, O&R has not borrowed any funds from Con Edison of New York.

Note J - Leases

The future minimum rental commitments under O&R's non-cancelable operating leases are as follows:

(Millions of Dollars)

2003	$2.6
2004	2.5
2005	2.3
2006	2.0
2007	1.9
All years thereafter	18.2

Total	$29.5

Note K - Income Tax

The components of income tax are as follows:

	For the Years Ended December 31,
	2002	2001	2000

	(Thousands of Dollars)
Charge/(benefit) to operations:
State
Current	$845	$2,157	$6,040
Deferred - net	3,048	4,625	-
Federal
Current	16,280	6,798	15,563
Deferred - net	4,759	13,026	1,345
Amortization of investment tax credit	(128)	(136)	(123)

TOTAL CHARGE TO OPERATIONS	24,804	26,470	22,825

Charge/(benefit) to other income:
State
Current	$(245)	$28	-
Deferred - net	62	135	-
Federal
Current	99	(297)	2,151
Deferred - net	(7)	(63)	9
Amortization of investment tax credit	(347)	(336)	(331)

TOTAL BENEFIT TO OTHER INCOME	(438)	(533)	1,829

TOTAL	$24,366	$25,937	$24,654

The tax effect of temporary differences which gave rise to deferred tax assets and liabilities is as follows:

	As of December 31,
	2002	2001

	(Millions of Dollars)
Liabilities:
Depreciation	$97	$92
Regulatory Liability - Future Federal Income Tax	39	35
Other	42	52

TOTAL LIABILITIES	178	179

Assets:
Other	(44)	(54)

TOTAL ASSETS	(44)	(54)

NET LIABILITY	$134	$125

Reconciliation of the difference between income tax expense and the amount computed by applying the prevailing statutory income tax rate to income before income taxes is as follows:

	For the Years Ended December 31,
	2002	2001	2000

	(% of Pre-tax income)
Statutory tax rate
Federal	35%	35%	35%
Changes in computed taxes resulting from:
State Income Tax	4	8	6
Depreciation related differences	1	0	1
Cost of removal	(2)	(1)	(1)
Amortization of taxes associated with divested assets	(1)	(1)	(1)
Other	(2)	(1)	(1)

Effective Tax Rate	35%	40%	39%

Note L - Stock-Based Compensation

Con Edison maintains a stock option plan (the Plan) that covers employees of O&R. Options may be granted to officers and key employees of Con Edison and its subsidiaries for up to a total of 10 million shares of Con Edison's common stock. Generally, options become exercisable three years after the grant date and remain exercisable until 10 years from the grant date.

As permitted by SFAS No. 123, O&R elected to follow APB No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its employee stock options. Under the intrinsic value method of APB No. 25, no compensation expense is recognized because the exercise price of Con Edison's employee stock options equals the market price of the underlying stock on the date of grant.

Under the plan, exercise of Con Edison's employee stock options requires payment in full of the exercise price, unless the committee of Con Edison's Board of Directors that administers the Plan determines that options may be settled by paying to the option holder the difference between the fair market value of the common stock subject to the option and the exercise price (cash settlement). In 2002, to ensure that the exercise of currently exercisable options would comply with certain technical requirements of the Sarbanes-Oxley Act of 2002 applicable to certain officers of Con Edison and its subsidiaries, the committee determined that 1996 and 1997 stock options covering 295,500 shares of common stock held by those officers may be settled by the cash settlement method. A $0.4 million charge to expense was recognized for O&R in 2002 for these options. Additional changes to expense will be recognized with respect to these options to the extent the fair market value of the common shares changes in future periods.

Disclosure of pro forma information regarding net income and earnings per share is required by SFAS No. 123 and SFAS No. 148, "Accounting for Stock Based Compensation, Transition and Disclosures." See "Stock-based Compensation" in Note A for an illustration of the effect on net income if O&R had applied the fair value recognition provisions of SFAS No. 123 to its stock-based employee compensation. The fair values of 2002, 2001 and 2000 options are $6.37, $5.23 and $4.42 per share, respectively. These values were estimated at the date of grant using the Black- Scholes option pricing model with the following weighted-average assumptions:

	2002	2001	2000

Risk-free interest rate	5.08%	5.22%	6.25%
Expected lives - in years	6	8	8
Expected stock volatility	21.43%	21.32%	20.51%
Dividend yield	5.22%	5.83%	6.60%

A summary of the changes in the status of stock options awarded to officers and employees of O&R under the Plan as of December 31, 2002, 2001 and 2000 is as follows:

	Shares	Weighted Average Price

Outstanding at 12/31/99	-
Granted	73,000	$32.500
Exercised	-	-
Forfeited	-	-

Outstanding at 12/31/00	73,000	32.500
Granted	101,000	37.750
Exercised	-	-
Forfeited	-	-

Outstanding at 12/31/01	174,000	35.547
Granted	113,000	42.510
Exercised	-	-
Forfeited	(2,000)	35.125

Outstanding at 12/31/02	285,000	$38.311

The following summarizes the Plan's stock options outstanding at December 31, 2002:

Plan Year	Weighted Average Exercise Price	Shares Outstanding At 12/31/02	Remaining Contractual Life

2002	$42.510	113,000	9 years
2001	37.750	100,000	8 years
2000	32.500	72,000	7 years

As of December 31, 2002, 2001 and 2000, no options were exercisable.

In June 2002, 20,000 restricted stock units were granted to a senior officer of O&R, subject to the officer meeting the terms and conditions of the agreements. The units, each of which represents the right to receive one share of Con Edison common stock and related dividends, vest ratably through August 2005 or immediately upon the occurrence of certain events. Pursuant to APB No. 25, O&R recognizes compensation expense and accrues a liability for the units over the vesting period. The expense recognized for restricted stock during 2002 was $0.2 million.

In June 2002, Con Edison terminated its Directors' Retirement Plan applicable to non-officer directors (the termination is not applicable to directors who had previously retired from the board) and adopted a deferred stock compensation plan for these directors. Under the plan, directors were granted stock units for accrued service. Pursuant to APB No. 25, O&R recognizes compensation expense as incurred. An expense of $0.1 million was recorded in 2002.

Note M - Financial Information by Business Segment

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

All revenues of O&R's business segments are from customers located in the United States of America. Also, all assets are located in the United States of America. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. See Note A.

Common services shared by the business segments are assigned directly or allocated based on various cost factors, depending on the nature of the service provided.

The financial data for business segments are as follows:

	Regulated Electric
	2002	2001	2000

	(Thousands of Dollars)
Operating revenues	$475,462	$538,375	$513,016
Intersegment revenues	-	-	11
Depreciation and amortization	25,881	24,892	20,625
Income tax expense	20,303	22,716	20,174
Operating income	57,506	50,223	47,529
Interest charge	20,478	15,724	16,912
Total assets	862,770	837,535	828,489
Construction expenditures	44,151	44,571	33,751

	Regulated Gas
	2002	2001	2000

	(Thousands of Dollars)
Operating revenues	$158,838	$197,862	$183,436
Intersegment revenues	-	-	-
Depreciation and amortization	8,121	7,888	6,501
Income tax expense	4,406	3,536	1,100
Operating income	14,507	13,145	11,091
Interest charge	7,742	8,414	8,430
Total assets	308,141	294,769	304,305
Construction expenditures	15,574	17,010	17,528
	Unregulated Subsidiaries
	2002	2001	2000

	(Thousands of Dollars)
Operating revenues	-	$104	$4,521
Intersegment revenues	-	-	-
Depreciation and amortization	-	-	3
Income tax expense	95	218	1,551
Operating income	(353)	(366)	1,821
Interest charge	—	3	17
Total assets	2,774	3,036	5,863
Construction expenditures	-	-	-
	Total
	2002	2001	2000

	(Thousands of Dollars)
Operating revenues	$634,300	$736,341	$700,973
Intersegment revenues	-	-	11
Depreciation and amortization	34,002	32,780	27,129
Income tax expense	24,804	26,470	22,825
Operating income	71,660	63,002	60,441
Interest charge	28,220	24,141	25,359
Total assets	1,161,261	1,135,340	1,138,657
Construction expenditures	59,725	61,581	51,279

Note N - Derivative Instruments and Hedging Activities

Effective January 2001, O&R adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended (SFAS No. 133).

Energy Price Hedging

O&R uses derivative instruments to hedge market price fluctuations in related underlying transactions for the physical purchase or sale of electricity (hedges). As of December 31, 2002 and December 31, 2001, the fair value of the derivatives for such use was a gain of $1.1 million and a loss of $1.0 million, respectively.

Pursuant to SFAS No. 71, the Company defers recognition in income of gains and losses on a hedge until the underlying transaction is completed. In accordance with rate provisions that permit the recovery of the cost of purchased power, O&R credits or charges to its customers gains and losses on hedges and related transaction costs. See "Recoverable Energy Costs" in Note A.

Interest Rate Hedging

O&R uses interest rate swap agreements to convert portions of its variable-rate debt into fixed-rate debt. In connection with its $55 million promissory note issued to NYSERDA for the net proceeds of NYSERDA's variable rate Pollution Control Refunding Revenue Bonds, Series 1994A (the 1994 Bonds), O&R has a swap agreement pursuant to which it pays interest at a fixed rate of 6.09 percent and is paid interest at the same variable rate as is paid on the 1994 Bonds. The swap is designated as a cash flow hedge under SFAS No. 133. Any gain or loss on the hedge is recorded in other comprehensive income (OCI) and reclassified to interest expense and included in earnings during the periods in which the hedged interest payments occur. As of December 31, 2002 and December 31, 2001, the fair value of the O&R interest rate swap was a loss of $19.1 million and $14.2 million, respectively.

Unrealized gains and losses on cash flow hedges for interest rate hedging, net of tax, included in accumulated OCI for the years ended December 31, 2002 and 2001 were as follows:

	2002	2001

	(Millions of Dollars)
Unrealized gains/(losses) on derivatives qualified as hedges due to cumulative effect of a change in accounting principle, net of ($5.7) taxes	$-	$(8.1)
Unrealized gains/(losses) on derivatives qualified as hedges, net of ($3.1) and ($1.0) taxes	(4.4)	(1.4)
Less: Reclassification adjustment for gains/(losses) included in net income, net of ($1.1) and ($0.8) taxes	(1.5)	(1.2)

Unrealized gains/(losses) on derivatives qualified as hedges for the period	$(2.9)	$(8.3)

As of December 31, 2002, $1.2 million of the existing after-tax losses relating to the swap agreement are expected to be reclassified from accumulated OCI to income within the next 12 months.

Note O - New Financial Accounting Standards

During 2002 the FASB issued four new accounting standards: SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections," SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," SFAS No. 147, "Acquisitions of Certain Financial Institutions," and SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure." The FASB also issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," in November 2002 and Interpretation No. 46, "Consolidation of Variable Interest Entities," in January 2003. In addition, during 2002, the FASB's Emerging Issues Task Force (EITF) reached a consensus on several issues within EITF Issue No. 02-3, "Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities," one of which was the rescission of EITF Issue No. 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities."

SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements," effective January 1, 2003. This statement also amends SFAS No. 13, "Accounting for Leases," to require sale-leaseback accounting for certain lease modifications that have an economic impact similar to sale-leaseback transactions and amends certain other authoritative accounting pronouncement, effective May 15, 2002. SFAS No. 146, which was effective January 1, 2003, requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 147, which was effective October 1, 2002, provides guidance on the accounting for the acquisition of a financial institution. SFAS No. 148, which amends SFAS No. 123, provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the financial statement disclosure requirements of SFAS No. 123 regarding the method of accounting for stock-based employee compensation and the effects of the method used on reported results. Finally, this statement amends APB Opinion No. 28, "Interim Financial Reporting" to require disclosure about those effects in interim financial information. The amendment of SFAS No. 123 is effective for fiscal years ending after December 15, 2002. The amendment of Opinion No. 28 is effective for interim periods beginning after December 15, 2002. For information about the Company's stock-based compensation, see Note L.

The adoption of these statements had no impact on O&R's consolidated financial position, results of operations or liquidity.

Interpretation No. 45 (FIN 45) requires a guarantor to recognize a liability at the inception of a guarantee for the fair value of the obligations it assumes under that guarantee. It also requires a guarantor to make significant new disclosures for guarantees even if the likelihood of the guarantor's having to make payments under the guarantee is remote. The initial recognition and measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective December 15, 2002. The adoption of FIN 45 had no impact on O&R's consolidated financial position, results of operation or liquidity.

Interpretation No. 46 (FIN 46) addresses the consolidation by business enterprises of variable interest entities of which the enterprise is the primary beneficiary. The consolidation requirements apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Certain disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of FIN 46 is not expected to have any impact on O&R's consolidated financial position, results of operation or liquidity.

In June 2002, the EITF reached a partial consensus on EITF Issue No. 02-3, "Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities," that revenue resulting from energy trading contracts, whether realized or unrealized and whether financially or physically settled, should be shown net in the income statement. The new ruling became effective for periods ending after July 2002 with reclassification of prior period amounts required.

On October 25, 2002, the EITF reached a consensus to rescind EITF Issue No. 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities." As a result, new energy trading and energy-related contracts entered into after October 25, 2002, that do not qualify as derivatives under SFAS No. 133 are not marked-to-market. All derivative contracts will be accounted for in accordance with SFAS No. 133. Therefore, previously recognized mark-to-market gains and losses on non-derivative contracts must be reversed upon adoption of this consensus. The effective date for the full rescission of EITF Issue No. 98-10 was January 1, 2003, with early application permitted.

In October 2002, the EITF reached a consensus that gains and losses, realized and unrealized, on all derivative instruments within the scope of SFAS No. 133 should be shown net in the income statement, whether or not settled physically, if the derivative instruments are held for trading purposes. This consensus was effective January 1, 2003, with early adoption permitted. Additional disclosures regarding energy trading activities required by EITF Issue No. 02-3 in June 2002 were eliminated in October 2002, with the rescission of EITF Issue No. 98-10.

The EITF did not reach consensus on whether or not recognition of unrealized gains and losses at inception of an energy-trading contract is appropriate. However, the FASB staff observed that unrealized gains or losses at inception should not be recognized unless the fair value of the derivative instrument is evidenced by a quoted market price, similar current market transactions or valuations based on observable market information.

The above EITF consensus had no impact on O&R's consolidated financial position, results of operation or liquidity.

O&R also adopted the following accounting standards that were issued in 2001.

On January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 provides that goodwill (i.e., the excess of cost over fair value of the net assets of a business acquired) and intangible assets with indefinite useful lives will no longer be amortized, but instead be tested for impairment at least annually. Other intangible assets will continue to be amortized over their finite useful lives. The adoption of SFAS No. 142 had no impact on O&R's consolidated financial position, results of operations or liquidity.

SFAS No. 143, "Accounting for Asset Retirement Obligations," which O&R adopted on January 1, 2003, requires entities to record the fair value of a liability associated with an asset retirement obligation in the period incurred. When the liability is initially recorded, the entity will capitalize the cost by increasing the amount of the related asset. The liability will be increased to its present value each period and the capitalized cost will be depreciated over the useful life of the related asset. Upon retirement of the asset, the entity will settle the obligation for the amount recorded or incur a gain or loss. O&R has not identified any asset retirement obligations. The adoption of SFAS No. 143 had no impact on O&R's consolidated financial position, results of operations or liquidity.

SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which O&R adopted on January 1, 2002, replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 144 requires that all long-lived assets held for sale or meeting other specified criteria be measured at the lower of book value or fair value less cost to sell. SFAS No. 144 also broadens the reporting of discontinued operations. The adoption of SFAS No. 144 had no impact on O&R's consolidated financial position, results of operations or liquidity.

SCHEDULE I

Condensed Financial Information of Consolidated Edison, Inc.

CONDENSED BALANCE SHEET

	At December 31,
	2002	2001
	(Thousands of Dollars)
ASSETS
CURRENT ASSETS
Cash and temporary cash investments	$244	$414
Restricted cash	-	69,823
Other current assets	(1,601)	3,074

TOTAL CURRENT ASSETS	(1,357)	73,311
INVESTMENTS IN SUBSIDIARIES	7,000,878	6,434,480
GOODWILL	409,404	409,404
OTHER ASSETS	10,237	-

TOTAL ASSETS	$7,419,162	$6,917,195

CAPITALIZATION AND LIABILITIES
COMMON SHAREHOLDERS' EQUITY
Common stock	$1,505,162	$1,436,643
Retained earnings	5,370,625	5,187,048

TOTAL COMMON SHAREHOLDERS' EQUITY	6,875,787	6,623,691
Long-term debt	325,000	-

TOTAL CAPITALIZATION	7,200,787	6,623,691
CURRENT LIABILITIES
Notes payable	160,580	207,860
Accounts payable	49,195	86,160
Other current liabilities	12,211	2,065

TOTAL CURRENT LIABILITIES	221,986	296,085

NONCURRENT LIABILITIES	(3,611)	(2,581)

TOTAL LIABILITIES	218,375	293,504

TOTAL CAPITALIZATION AND LIABILITIES	$7,419,162	$6,917,195

Condensed Financial Information of Consolidated Edison, Inc.

CONDENSED INCOME STATEMENT

	2002	2001	2000
	(Thousands of Dollars, except per share amounts)
Equity in earnings of subsidiaries	$670,823	$701,139	$616,930
Other income (deductions), net of taxes	4,629	212	(16,305)
Operating expenses
Amortization of O&R goodwill	-	(10,917)	(10,917)
Other	-	-	-
Interest expense	(7,355)	(8,192)	(6,873)

Income before cumulative effect of changes in accounting principles	668,097	682,242	582,835

Cumulative effect of changes in accounting principles	(22,061)	-	-

NET INCOME	$646,036	$682,242	$582,835

Average number of shares outstanding (in thousands)	212,990	212,146	212,186
Basic earnings per common share	$3.03	$3.22	$2.75
Diluted earnings per share	$3.02	$3.21	$2.74

Condensed Financial Information of Consolidated Edison, Inc.

CONDENSED STATEMENT OF CASH FLOWS

	2002	2001	2000
	(Thousands of Dollars)
INCOME BEFORE CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES	$668,097	$682,242	$582,835
Cumulative effect of changes in accounting principles	(22,061)	-	-

NET INCOME	646,036	682,242	582,835
Dividends received from:
Consolidated Edison Company of New York, Inc.	379,855	459,719	462,503
Orange and Rockland Utilities, Inc.	28,000	28,000	37,000
Other—net	(638,259)	(570,100)	(471,504)

NET CASH FLOWS FROM OPERATING ACTIVITIES	415,632	599,861	610,834
INVESTING ACTIVITIES
Contributions to subsidiaries	(335,200)	(65,400)	(113,821)
FINANCING ACTIVITIES
Issuance of Long-term debt	325,000	-	-
Repurchase of common stock	-	-	(39,078)
Common shares issued	25,098	-	-
Common stock dividends	(430,700)	(469,755)	(460,177)

NET CASH FLOWS FROM FINANCING ACTIVITIES	(80,602)	(469,755)	(499,255)

NET CHANGE FOR THE PERIOD	(170)	64,706	(2,242)
BALANCE AT BEGINNING OF THE PERIOD	$414	$5,531	$7,773

BALANCE AT END OF PERIOD	$244	$70,237	$5,531

LESS: RESTRICTED CASH	-	69,823	-

BALANCE: UNRESTRICTED CASH AND TEMPORARY CASH INVESTMENTS	$244	$414	$5,531

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2002, 2001 and 2000

			COLUMN C Additions
			(1) Charged to Costs and Expenses
	COLUMN A	COLUMN B		(2) Charged To Other Accounts	COLUMN D	COLUMN E
Company	Description	Balance at Beginning of Period			Deductions**	Balance At End Of Period
	(Thousands of Dollars)
Con Edison	Allowance for uncollectible accounts*:
	2002	$34,775	$38,982	-	$39,065	$34,692
	2001	$33,714	$43,299	-	$42,238	$34,775
	2000	$34,821	$38,292	-	$39,399	$33,714
Con Edison of New York	Allowance for uncollectible accounts*:
	2002	$29,400	$35,215	-	$35,415	$29,200
	2001	$25,800	$40,097	-	$36,497	$29,400
	2000	$22,600	$31,808	-	$28,608	$25,800
O&R	Allowance for uncollectible accounts*:
	2002	$2,625	$1,643	-	$2,543	$1,725
	2001	$3,845	$3,870	-	$5,090	$2,625
	2000	$5,395	$3,029	-	$4,579	$3,845

  *
  This is a valuation account deducted in the balance sheet from the assets (Accounts receivable-customer) to which they apply.

  **
  Accounts written off less cash collections, miscellaneous adjustments and amounts reinstated as receivables previously written off.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

CON EDISON

None.

CON EDISON OF NEW YORK

None.

O&R

None.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes forward-looking statements intended to qualify for the safe-harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements of future expectation and not facts. Words such as "expects," "estimates," "anticipates," "intends," "plans," "will" and similar expressions identify forward-looking statements.

Actual results or developments might differ materially from those included in the forward-looking statements because of various factors such as:

  •
  continued restructuring of the regulated public utility, and unregulated energy and telecommunications industries;

  •
  competition, including competition in the energy supply, trading and services businesses;

  •
  operating performance and condition of the company's energy delivery systems, generating assets and fiber optic communications network;

  •
  success of completion of ongoing construction projects;

  •
  legal proceedings relating to hazardous substances, the nuclear generating plant that the company sold in 2001 and Northeast Utilities (see Notes F, G and P to the Con Edison financial statements in Item 8 of this report);

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

  •
  investment returns on the assets of the company's pension and other post-employment benefit plans and actual experience regarding the plans' other actuarial assumptions (see Notes D and E to the Con Edison financial statements in Item 8 of this report);

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

  •
  public policy doctrines;

  •
  accounting matters, including changes in policies, principles and interpretations generally accepted in the United States of America;

  •
  acts of war or terrorism; and

  •
  other presently unknown or unforeseen factors.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11.  EXECUTIVE COMPENSATION

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CON EDISON

Information required by Part III, other than the information required by Item 201(d) of Regulation S-K in Item 12, is incorporated by reference from Con Edison's definitive proxy statement for its Annual Meeting of Stockholders to be held on May 19, 2003. The proxy statement is to be filed pursuant to Regulation 14A not later than 120 days after December 31, 2002, the close of the fiscal year covered by this report. The information required pursuant to Item 201(d) of Regulation S-K is as follows:

Equity Compensation Plan Information (as of December 31, 2002)

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	6,797,651	$39.506	2,243,300

Equity compensation plans not approved by security holders	* 556,921	N/A	N/A

TOTAL	7,354,572	$39.506	2,243,300

  *
  These securities are stock units, each of which represents the right to receive one share of Con Edison common stock and related dividends. There is no exercise price for these stock units.

  For additional information, see Note M to the Con Edison financial statements in Item 8.

In accordance with General Instruction G(3) to Form 10-K, other information regarding Con Edison's Executive Officers may be found in Part I of this report under caption "Executive Officers of the Registrant."

CON EDISON OF NEW YORK

Information required by Part III as to Con Edison of New York is incorporated by reference from Con Edison of New York's definitive information statement for its Annual Meeting of Stockholders to be held on May 19, 2003. The proxy statement is to be filed pursuant to Regulation 14C not later than 120 days after December 31, 2002, the close of the fiscal year covered by this report.

In accordance with General Instruction G(3) to Form 10-K, other information regarding Con Edison of New York's Executive Officers may be found in Part I of this report under the caption "Executive Officers of the Registrant."

ITEM 14.  CONTROLS AND PROCEDURES

Con Edison

Based upon their evaluation of Con Edison's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended) within 90 days prior to the filing date of this report, Con Edison's principal executive officer and principal financial officer have concluded that these controls and other procedures are effective to provide reasonable assurance that the information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. There have been no significant changes in Con Edison's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Con Edison of New York

Based upon their evaluation of Con Edison of New York's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended) within 90 days prior to the filing date of this report, Con Edison of New York's principal executive officer and principal financial officer have concluded that these controls and other procedures are effective to provide reasonable assurance that the information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. There have been no significant changes in Con Edison of New York's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

O&R

Based upon their evaluation of O&R's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended) within 90 days prior to the filing date of this report, O&R's principal executive officer and principal financial officer have concluded that these controls and other procedures are effective to provide reasonable assurance that the information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. There have been no significant changes in O&R's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Documents filed as part of this report:

1. List of Financial Statements—See financial statements listed in Item 8.

2. List of Financial Statement Schedules—See schedules listed in Item 8.

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

CON EDISON

2.1	Amended and Restated Agreement and Plan of Merger, dated as of October 13, 1999, as amended and restated as of January 11, 2000, among Con Edison, Northeast Utilities, Consolidated Edison, Inc. (a Delaware corporation, originally incorporated as CWB Holdings, Inc.) and N Acquisition LLC. (Designated in Con Edison's Current Report on Form 8-K, dated January 11, 2000 (File No. 1-14514) as Exhibit 2.)
3.1.1	Restated Certificate of Incorporation of Consolidated Edison, Inc. ("Con Edison") (Designated in the Registration Statement on Form S-4 of Con Edison (No. 333-39164) as Exhibit 3.1.)
3.1.2	By-laws of Con Edison, effective as of June 23, 1998. (Designated in Con Edison's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998 (File No. 1-14514) as Exhibit 3.2.1)
4.2.1	Indenture, dated as of April 1, 2002, between Con Edison and JP Morgan Chase Bank (formerly known as The Chase Manhattan Bank), as Trustee. (Designated in the Registration Statement on Form S-3 of Con Edison (No. 333-102005) as Exhibit 4.1.)
4.2.1	The form of Con Edison's 7.25% Debentures, Series 2002 A. (Designated in Con Edison's Current Report on Form 8-K, dated April 3, 2002, (File No. 1-14514) as Exhibit 4.)
10.1.1	Con Edison 1996 Stock Option Plan, as amended and restated effective February 24, 1998. (Designated in Con Edison of New York's Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-1217) as Exhibit 10.20.)
10.1.2	The following employment agreements, and amendments thereto, between Con Edison and the executive officer listed below, dated as of the effective dates listed below, which are designated as follows:
		Securities Exchange Act File No. 1-14514
Executive Officer	Effective Date
		Form	Date	Exhibit
Eugene R. McGrath	Agreement: 9/1/00	10-Q	9/30/00	10.1.1
	Amendment: 5/31/02	10-Q	6/30/02	10.1.1
Joan S. Freilich	Agreement: 9/1/00	10-Q	9/30/00	10.1.2
	Amendment: 5/31/02	10-Q	6/30/02	10.1.1
Kevin Burke	Agreement: 9/1/00	10-K	12/31/00	10.1.6
	Amendment: 5/31/02	10-Q	6/30/02	10.1.3
John D. McMahon	Agreement: 9/1/00	10-K	12/31/00	10.1.5
	Amendment: 5/31/02	10-Q	6/30/02	10.1.4

10.1.3
Restricted Stock Unit Award Agreement, dated as of May 31, 2002, between Con Edison and Stephen B. Bram. (Designated in Con Edison's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 (File No. 1-14514) as Exhibit 10.1.5.)
10.1.4
Severance Program for Officers of Consolidated Edison, Inc. and its Subsidiaries, effective as of September 1, 2000. (Designated in Con Edison's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000 (File No. 1-14514) as Exhibit 10.1.3)
10.1.5.1	The Consolidated Edison, Inc. Stock Purchase Plan. (Designated in Con Edison's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 (File No. 1-14514) as Exhibit 10)
10.1.5.2	Amendment, dated April 8, 2002, to Consolidated Edison, Inc. Stock Purchase Plan. (Designated in Con Edison's Registration Statement on Form S-8 (No. 333-86820) as Exhibit 10.2.)
10.1.6
Consolidated Edison, Inc. Deferred Stock Compensation Plan for Non-Officer Directors, effective July 1, 2002. (Designated in Con Edison's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 (File No. 1-14514) as Exhibit 10.1.1.)
10.1.7.1
The Con Edison Retirement Plan, effective January 1, 2001. (Designated in Con Edison's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 (File No. 1-14514 as Exhibit 10.1.2.1.)
10.1.7.2
Amendment No. 1 to the Consolidated Edison Retirement Plan. (Designated in Con Edison's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 (File No. 1-14514 as Exhibit 10.1.2.2.)
10.1.8
The Consolidated Edison Thrift Plan, as amended effective May 8, 2002. (Designated in Con Edison's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 (File No. 1-14514 as Exhibit 10.1.3.)
10.1.9.1	Guaranty, dated as of November 14, 2000, from Consolidated Edison, Inc. in favor of Hawkeye Funding, Limited Partnership.
10.1.9.2	Lease Agreement, dated as of November 14, 2000, between Hawkeye Funding, Limited Partnership, as Lessor, and Newington Energy, L.L.C., as Lessee (the Newington Project Lease).
10.1.9.3	Amendment No. 1, dated as of April 1, 2002, to the Newington Project Lease.
12.1.1	Statement of computation of ratio of earnings to fixed charges for the years 1998-2002.
12.1.2	Statement of computation of ratio of earnings to fixed charges and preferred stock dividend requirements for the years 1998-2002.
21.1	Subsidiaries of Con Edison.
23.1	Consent of PricewaterhouseCoopers LLP
24.1	Powers of Attorney of each of the persons signing this report by attorney-in-fact.
99.1.1	Certification of chief executive officer required under Section 906 of the Sarbanes-Oxley Act of 2002.
99.1.2	Certification of chief financial officer required under Section 906 of the Sarbanes-Oxley Act of 2002.

CON EDISON OF NEW YORK

3.2.1.1	Restated Certificate of Incorporation of Con Edison filed with the Department of State of the State of New York on December 31, 1984. (Designated in the Annual Report on Form 10-K of Con Edison of New York for the year ended December 31, 1989 (File No. 1-1217) as Exhibit 3(a).)

3.2.1.2	The following certificates of amendment of Restated Certificate of Incorporation of Con Edison of New York filed with the Department of State of the State of New York, which are designated as follows:
Securities Exchange Act File No. 1-1217
Date Filed With Department of State
	Form	Date	Exhibit
5/16/88	10-K	12/31/89	3(b)
6/2/89	10-K	12/31/89	3(c)
4/28/92	8-K	4/24/92	4(d)
8/21/92	8-K	8/20/92	4(e)
2/18/98	10-K	12/31/97	3.1.2.3
3.2.2	By-laws of Con Edison of New York, effective June 20, 2002. (Designated in Con Edison of New York's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 (File 1-1217 as Exhibit 3.2.)
4.2.1	Participation Agreement, dated as of December 1, 1992, between New York State Energy Research and Development Authority ("NYSERDA") and Con Edison of New York (designated in Con Edison of New York's Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 1-1217) as Exhibit 4(f)), and the following amendments thereto, which are designated as follows:
Supplemental Participation Agreement		Securities Exchange Act File No. 1-1217
Number	Date	Form	Date	Exhibit
First	3/15/93	10-Q	6/30/93	4.1
Second	10/1/93	10-Q	9/30/93	4.3
Third	12/1/94	10-K	12/31/94	4.7.3
Fourth	7/1/95	10-Q	6/30/95	4.2
4.2.2	Participation Agreement, dated as of July 1, 1999, between NYSERDA and Con Edison of New York. (Designated in Con Edison of New York's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999 (File No. 1-1217) as Exhibit 4.1.)
4.2.3	Participation Agreement, dated as of June 1, 2001, between NYSERDA and Con Edison of New York. (Designated in Con Edison of New York's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 (File No. 1-1217) as Exhibit 10.2.1)
4.2.4	Supplemental Participation Agreement, dated as of October 1, 2002, to Participation Agreement, dated as of June 1, 2001 between NYSERDA and Con Edison of New York. (Designated in Con Edison of New York's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 (File 1-1217) as Exhibit 4.2.2.)
4.2.5	Participation Agreement, dated as of November 1, 2001, between NYSERDA and Con Edison of New York. (Designated in Con Edison of New York's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 (File No. 1-1217) as Exhibit 10.2.1)
4.2.6	Indenture of Trust, dated as of December 1, 1992, between NYSERDA and Morgan Guaranty Trust Company of New York, as Trustee (Morgan Guaranty) (designated in Con Edison of New York's Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 1-1217) as Exhibit 4(i)), and the following amendments thereto, which are designated as follows:
Supplemental Indenture of Trust		Securities Exchange Act File No. 1-1217
Number	Date	Form	Date	Exhibit
First	3/15/93	10-Q	6/30/93	4.2
Second	10/1/93	10-Q	9/30/93	4.4
Third	12/1/94	10-K	12/31/94	4.11.3
Fourth	7/1/95	10-Q	6/30/95	4.3

4.2.7.1
Indenture of Trust, dated as of July 1, 1999 between NYSERDA and HSBC Bank USA, as trustee. (Designated in Con Edison of New York's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999 (File No. 1-1217) as Exhibit 4.2.)
4.2.7.2
Supplemental Indenture of Trust, dated as of July 1, 2001, to Indenture of Trust, dated July 1, 1999 between NYSERDA and HSBC Bank USA, as trustee. (Designated in Con Edison of New York's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 (File No. 1-1217) as Exhibit 10.2.2.)
4.2.8.1
Indenture of Trust, dated as of June 1, 2001 between NYSERDA and The Bank of New York, as trustee. (Designated in Con Edison of New York's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 (File No. 1-1217) as Exhibit 10.2.3.)
4.2.8.2
Supplemental Indenture of Trust, dated as of October 1, 2002, to Indenture of Trust, dated as of June 1, 2002, between NYSERDA and The Bank of New York, as trustee. (Designated in Con Edison of New York's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 (File 1-1217) as Exhibit 4.2.1.)
4.2.9
Indenture of Trust, dated as of November 1, 2001 between NYSERDA and The Bank of New York, as trustee. (Designated in Con Edison of New York's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 (File No. 1-1217) as Exhibit 10.2.2.)
4.2.10.1
Indenture, dated as of December 1, 1990, between Con Edison of New York and The Chase Manhattan Bank (National Association), as Trustee (the "Debenture Indenture"). (Designated in Con Edison of New York's Annual Report on Form 10-K for the year ended December 31, 1990 (File No. 1-1217) as Exhibit 4(h).)
4.2.10.2
First Supplemental Indenture (to the Debenture Indenture), dated as of March 6, 1996, between Con Edison of New York and The Chase Manhattan Bank (National Association), as Trustee. (Designated in Con Edison of New York's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 1-1217) as Exhibit 4.13.)
4.2.10.3	The following forms of Con Edison of New York's Debentures:
	Securities Exchange Act File No. 1-1217					Securities Exchange Act File No. 1-1217
Debenture	Form	Date	Exhibit		Debenture	Form	Date	Exhibit
7 5/8%, Series 1992 B	8-K	2/5/92	4(b	)	6.15%, Series 1998 C	8-K	6/22/98	4
6 3/8%, Series 1993 D	8-K	4/7/93	4		6.90%, Series 1998 D	8-K	9/24/98	4
7 1/2%, Series 1993 G	8-K	6/7/93	4		7.35%, Series 1999 A	8-K	6/25/99	4
7 1/8%, Series 1994 A	8-K	2/8/94	4		7.15%, Series 1999 B	8-K	12/1/99	4
6 5/8%, Series 1995 A	8-K	6/21/95	4		8 1/8%, Series 2000 A	8-K	5/3/00	4
7 3/4%, Series 1996 A	8-K	4/24/96	4		7 1/2%, Series 2000 B	8-K	8/23/00	4
6.45%, Series 1997 B	8-K	11/24/97	4		6 5/8%, Series 2000 C	8-K	12/12/00	4
6 1/4%, Series 1998 A	8-K	1/29/98	4.1		7 1/2%, Series 2001 A	8-K	6/14/01	4
7.10%, Series 1998 B	8-K	1/29/98	4.2		5.625%, Series 2002 A	8-K	6/19/02	4
					4.875%, Series 2002 B	8-K	12/19/02	4
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
10.2.4.
Employment Contract, dated May 22, 1990, between Con Edison of New York and Eugene R. McGrath (designated in Con Edison of New York's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1990 (File No. 1-1217) as Exhibit 10) and the following amendments thereto, which are designated as follows:
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
10.2.7
Consolidated Edison Company of New York, Inc Supplemental Retirement Income Plan, as amended and restated as of April 1, 1999. (Designated in Con Edison of New York's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-1217) as Exhibit 10.10.)
10.2.8
Deferred Compensation Plan for the Benefit of Trustees of Con Edison of New York, dated February 27, 1979, and amendments thereto, dated September 19, 1979 (effective February 27, 1979), February 26, 1980, and November 24, 1992 (effective January 1, 1993). (Designated in Con Edison of New York's Annual Report on Form 10-K for the year ended December 31, 1991 (File No. 1-1217) as Exhibit 10(i).)
10.2.9
Supplemental Medical Plan for the Benefit of Con Edison of New York's officers. (Designated in Con Edison of New York's Annual Report on Form 10-K for the year ended December 31, 1991 (File No. 1-1217) as Exhibit 10(aa).)

10.2.10
The Consolidated Edison Retiree Health Program for Management Employees, effective as of January 1, 1993 (designated in Con Edison of New York's Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 1-1217) as Exhibit 10(ll)) and the following amendments thereto, which are designated as follows:
	Securities Exchange Act File No. 1-1217
Amendment Date	Form	Date	Exhibit
10/31/94	10-Q	9/30/94	10.3
12/28/94	10-K	12/31/95	10.44
12/29/95	10-K	12/31/95	10.45
7/1/96	10-K	12/31/96	10.39
11/14/97	10-K	12/31/97	10.18.3
12/30/98	10-K	12/31/98	10.16.3
10.2.11
The Con Edison of New York Severance Pay Plan for Management Employees. (Designated in Con Edison of New York's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997 (File No. 1-1217) as Exhibit 10.)
10.2.12.1
The Consolidated Edison Company of New York, Inc. Deferred Income Plan, as amended and restated as of April 1, 1999. (Designated in Con Edison of New York's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-1217) as Exhibit 10.19.)
10.2.12.2
Amendment No. 1 to The Consolidated Edison Company of New York, Inc. Deferred Income Plan, effective as of September 1, 2000. (Designated in Con Edison of New York's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001 (File No. 1-1217) as Exhibit 10.2.2.)
12.2	Statement of computation of ratio of earnings to fixed charges for the years 1998 - 2002.
23.2	Consent of PricewaterhouseCoopers LLP.
24.2	Powers of Attorney of each of the persons signing this report by attorney-in-fact. (Included as part of Exhibit 24.1.)
99.2.1	Certification of chief executive officer required under Section 906 of the Sarbanes-Oxley Act of 2002.
99.2.2	Certification of chief financial officer required under Section 906 of the Sarbanes-Oxley Act of 2002.

O&R

3.3.1.1	Restated Certificate of Incorporation of O&R, dated May 7, 1996. (Designated in O&R's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1996 (File No. 1-4315) as Exhibit 3.4.)
3.3.1.2	Certificate of Amendment of the Restated Certificate of Incorporation of O&R, dated July 14, 1999. (Designated in O&R's Form 10-Q for the period ended June 30, 1999 (File No. 1-4315) as Exhibit 3.1.)
3.3.2	By-laws of O&R, as Adopted on July 8, 1999. (Designated in O&R's Form 10-Q for the period ended June 30, 1999 (File No. 1-4315) as Exhibit 3.2.)
4.3.1.1	Indenture, dated as of June 15, 2000, between O&R and JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), as Trustee.
4.3.1.2	The form of O&R's 7.50% Debentures, Series 2000 A. (Designated in O&R's Current Report on Form 8-K, dated June 13, 2000 (File No. 1-4315 as Exhibit 4.)
4.3.2	Mortgage Trust Indenture of Rockland Electric Company, dated as of July 1, 1954. (Designated in O&R's Registration Statement No. 2-14159 as Exhibit 2.16.)

4.3.3	Mortgage Trust Indenture of Pike County Light & Power Company, dated as of July 15, 1971. (Designated in O&R's Registration Statement No. 2-45632 as Exhibit 4.31.)
12.3	Statement of computation of ratio of earnings to fixed charges for the years ended 1998 - 2002.
21.3	Subsidiaries of O&R. (Included as part of Exhibit 21.1 hereto.)
24.3	Powers of Attorney of each of the persons signing this report by attorney-in-fact. (Included as part of Exhibit 24.1 hereto.)
99.3.1	Certification of chief executive officer required under Section 906 of the Sarbanes-Oxley Act of 2002.
99.3.2	Certification of chief financial officer required under Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

CON EDISON

Con Edison filed no Current Reports on Form 8-K during the quarter ended December 31, 2002. Con Edison filed a Current Report on Form 8-K, dated January 16, 2003, reporting (under Item 5) its unaudited net income for common stock for the year ended December 31, 2002 and certain information about its pension plan and furnishing (under Item 9) a copy of its press release, dated January 16, 2003, and certain additional information. Con Edison also filed a Current Report on Form 8-K, dated February 11, 2003, furnishing (under Item 9) a presentation dated February 11, 2003.

CON EDISON OF NEW YORK

Con Edison of New York filed a Current Report on Form 8-K, dated December 19, 2002, reporting (under Item 5) the completion the sale of $500 million aggregate principal amount of its 4.875% Debentures, Series 2002 B. No other Con Edison of New York Current Report on Form 8-K was filed during the quarter ended December 31, 2002.

O&R

O&R filed no Current Reports on Form 8-K during the quarter ended December 31, 2002.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 27, 2003.

Consolidated Edison, Inc.
Consolidated Edison Company of New York, Inc.			Orange and Rockland Utilities, Inc.
By	/s/ JOAN S. FREILICH Joan S. Freilich Executive Vice President and Chief Financial Officer	By	/s/ EDWARD J. RASMUSSEN Edward J. Rasmussen Vice President, Controller and Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities, indicated on February 27, 2003.

Signature	Registrant	Title
Eugene R. McGrath*	Con Edison	Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)
	Con Edison of New York	Chairman of the Board, Chief Executive Officer and Trustee (Principal Executive Officer)
	O&R	Chairman of the Board and Director
Joan S. Freilich*	Con Edison	Executive Vice President, Chief Financial Officer and Director (Principal Financial Officer)
	Con Edison of New York	Executive Vice President, Chief Financial Officer and Trustee (Principal Financial Officer)
Edward J. Rasmussen*	Con Edison	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)
	Con Edison of New York	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)
	O&R	Vice President, Controller, and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
John D. McMahon*	O&R	President, Chief Executive Officer and Director (Principal Executive Officer)
Vincent A. Calarco*	Con Edison	Director
	Con Edison of New York	Trustee
George Campbell Jr.*	Con Edison	Director
	Con Edison of New York	Trustee
Gordon J. Davis*	Con Edison	Director
	Con Edison of New York	Trustee
Michael J. Del Guidice*	Con Edison	Director
	Con Edison of New York	Trustee
Ellen V. Futter*	Con Edison	Director
	Con Edison of New York	Trustee
Sally Hernandez-Pinero*	Con Edison	Director
	Con Edison of New York	Trustee
Peter W. Likins*	Con Edison	Director
	Con Edison of New York	Trustee
Frederic V. Salerno*	Con Edison	Director
	Con Edison of New York	Trustee
Richard A. Voell*	Con Edison	Director
	Con Edison of New York	Trustee
Stephen R. Volk*	Con Edison	Director
George Strayton*	O&R	Director
*By JOAN S. FREILICH, Attorney-in-fact

CERTIFICATIONS

CON EDISON—Principal Executive Officer

I, Eugene R. McGrath, the principal executive officer of Consolidated Edison, Inc., certify that:

1.
I have reviewed this annual report on Form 10-K of Consolidated Edison, Inc.;
2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
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
6.
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: February 27, 2003
/s/ EUGENE R. MCGRATH Eugene R. McGrath Chairman, President and Chief Executive Officer

CON EDISON—Principal Financial Officer

I, Joan S. Freilich, the principal financial officer of Consolidated Edison, Inc., certify that:

1.
I have reviewed this annual report on Form 10-K of Consolidated Edison, Inc.;
2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
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
6.
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: February 27, 2003
/s/ JOAN S. FREILICH Joan S. Freilich Executive Vice President and Chief Financial Officer

CON EDISON OF NEW YORK—Principal Executive Officer

I, Eugene R. McGrath, the principal executive officer of Consolidated Edison Company of New York, Inc., certify that:

1.
I have reviewed this annual report on Form 10-K of Consolidated Edison Company of New York, Inc.;
2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
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
6.
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: February 27, 2003
/s/ EUGENE R. MCGRATH Eugene R. McGrath Chairman and Chief Executive Officer

CON EDISON OF NEW YORK—Principal Financial Officer

I, Joan S. Freilich, the principal financial officer of Consolidated Edison Company of New York, Inc., certify that:

1.
I have reviewed this annual report on Form 10-K of Consolidated Edison Company of New York, Inc.;
2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
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
6.
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: February 27, 2003
/s/ JOAN S. FREILICH Joan S. Freilich Executive Vice President and Chief Financial Officer

O&R—Principal Executive Officer

I, John D. McMahon, the principal executive officer of Orange and Rockland Utilities, Inc., certify that:

1.
I have reviewed this annual report on Form 10-K of Orange and Rockland Utilities, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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

6.
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 27, 2003
/s/ JOHN D. MCMAHON John D. McMahon President and Chief Executive Officer

O&R—Principal Financial Officer

I, Edward J. Rasmussen, the principal financial officer of Orange and Rockland Utilities, Inc., certify that:

1.
I have reviewed this annual report on Form 10-K of Orange and Rockland Utilities, Inc.;
2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
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
6.
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: February 27, 2003
/s/ EDWARD J. RASMUSSEN Edward J. Rasmussen Vice President and Chief Financial Officer

QuickLinks

Table of Contents
Glossary of Terms
Con Edison of New York OPERATING STATISTICS
Con Edison of New York OPERATING STATISTICS (CONTINUED)
O&R OPERATING STATISTICS
O&R OPERATING STATISTICS (CONTINUED)
  ITEM 3. LEGAL PROCEEDINGS
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
Orange and Rockland Utilities, Inc. CONSOLIDATED INCOME STATEMENT
Orange and Rockland Utilities, Inc. CONSOLIDATED STATEMENT OF RETAINED EARNINGS
Orange and Rockland Utilities, Inc. CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
Orange and Rockland Utilities, Inc. CONSOLIDATED STATEMENT OF CASH FLOWS
Orange and Rockland Utilities, Inc. and Subsidiaries CONSOLIDATED STATEMENT OF CAPITALIZATION
Notes to Financial Statements
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— ORANGE AND ROCKLAND UTILITIES, INC.
Condensed Financial Information of Consolidated Edison, Inc. CONDENSED BALANCE SHEET
Condensed Financial Information of Consolidated Edison, Inc. CONDENSED INCOME STATEMENT
Condensed Financial Information of Consolidated Edison, Inc. CONDENSED STATEMENT OF CASH FLOWS
VALUATION AND QUALIFYING ACCOUNTS
FORWARD-LOOKING STATEMENTS
Signatures
CERTIFICATIONS