Form 10-Q
period 2003-03-31
CONSOLIDATED EDISON CO OF NEW YORK INC; ORANGE & ROCKLAND UTILITIES INC; CONSOLIDATED EDISON INC
filed 2003-05-15
CIK 23632, 74778, 1047862

QuickLinks -- Click here to rapidly navigate through this document

Form 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

/x/	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended MARCH 31, 2003
or
/ /	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number	Exact name of registrant as specified in its charter and principal office address and telephone number	State of Incorporation	I.R.S. Employer ID. Number
1-14514	Consolidated Edison, Inc. 4 Irving Place, New York, New York 10003 (212) 460-4600	New York	13-3965100
1-1217	Consolidated Edison Company of New York, Inc. 4 Irving Place, New York, New York 10003 (212) 460-4600	New York	13-5009340
1-4315	Orange and Rockland Utilities, Inc. One Blue Hill Plaza, Pearl River, New York 10965 (845) 352-6000	New York	13-1727729

Indicate by check mark whether each Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes /x/    No / /

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes /x/    No / /

As of the close of business on April 30, 2003, Consolidated Edison, Inc. (Con Edison) had outstanding 214,577,014 Common Shares ($.10 par value). Con Edison owns all of the outstanding common equity of Consolidated Edison Company of New York, Inc. (Con Edison of New York) and Orange and Rockland Utilities, Inc. (O&R).

Filing Format

This Quarterly Report on Form 10-Q is a combined report being filed separately by three different registrants: Consolidated Edison, Inc. (Con Edison), Consolidated Edison Company of New York, Inc. (Con Edison of New York) and Orange and Rockland Utilities, Inc. (O&R). Con Edison of New York and O&R are subsidiaries of Con Edison, and together with Con Edison are referred to in this report as "the Companies." Neither Con Edison of New York nor O&R makes any representation as to the information contained in this report relating to Con Edison or the subsidiaries of Con Edison other than itself.

GLOSSARY OF TERMS

The following is a glossary of frequently used abbreviations or acronyms that are found throughout this report:

Con Edison Companies
Con Edison	Consolidated Edison, Inc
Con Edison Communications	Con Edison Communications, LLC
Con Edison Development	Consolidated Edison Development, Inc
Con Edison Energy	Consolidated Edison Energy, Inc
Con Edison of New York	Consolidated Edison Company of New York, Inc
Con Edison Solutions	Consolidated Edison Solutions, Inc
O&R	Orange and Rockland Utilities, Inc
Regulatory and State Agencies
NYPA	New York Power Authority
PSC	New York State Public Service Commission
SEC	Securities and Exchange Commission
Other
AFDC	Allowance for Funds used During Construction
DTH	Dekatherm
FASB	Financial Accounting Standards Board
EITF	Emerging Issues Task Force
ENDRO	Equivalent number of days of revenue outstanding
kwh	Kilowatt-hour
MW	Thousand kilowatts or Megawatts
NYISO	New York Independent System Operator
OCI	Other Comprehensive Income
PCBs	Polychlorinated biphenyls
SFAS	Statement of Financial Accounting Standards
Superfund	Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980

Consolidated Edison, Inc.

CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	As at
	March 31, 2003	December 31, 2002

	(Millions of Dollars)
ASSETS
UTILITY, PLANT, AT ORIGINAL COST
Electric	$11,622	$11,537
Gas	2,552	2,525
Steam	770	768
General	1,489	1,471

TOTAL	16,433	16,301
Less: Accumulated depreciation	4,707	4,660

NET	11,726	11,641
Construction work in progress	1,063	989

NET UTILITY PLANT	12,789	12,630

NON-UTILITY PLANT
Unregulated generating assets, less accumulated depreciation of $32 and $30 in 2003 and 2002, respectively	253	222
Non-utility property, less accumulated depreciation of $22 and $19 in 2003 and 2002, respectively	135	140
Construction work in progress	343	347

NET PLANT	13,520	13,339

CURRENT ASSETS
Cash and temporary cash investments	62	118
Restricted cash	16	14
Funds held for the redemption of long-term debt	—	275
Accounts receivable - customers, less allowance for uncollectible accounts of $36 and $35 in 2003 and 2002, respectively	872	683
Accrued unbilled revenue	46	54
Other receivables	203	169
Fuel, at average cost	43	23
Gas in storage, at average cost	42	81
Materials and supplies, at average cost	93	92
Prepayments	237	73
Other current assets	137	125

TOTAL CURRENT ASSETS	1,751	1,707

INVESTMENTS	235	235

DEFERRED CHARGES, REGULATORY ASSETS AND NONCURRENT ASSETS
Goodwill	406	406
Intangible asset, less accumulated amortization of $11 and $10 in 2003 and 2002, respectively	83	82
Prepaid pension costs	1,065	1,024
Regulatory assets	1,985	1,866
Other deferred charges and noncurrent assets	222	196

TOTAL DEFERRED CHARGES, REGULATORY ASSETS AND NON CURRENT ASSETS	3,761	3,574

TOTAL ASSETS	$19,267	$18,855

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.

CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	As At
	March 31, 2003	December 31, 2002

	(Millions of Dollars)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION
Common stock, authorized 500,000,000 shares; outstanding 214,443,381 shares and 213,932,934 shares in 2003 and 2002, respectively	$1,571	$1,551
Retained earnings	5,453	5,420
Treasury stock, at cost; 23,210,700 shares in 2003 and 2002	(1,001)	(1,001)
Capital stock expense	(36)	(36)
Accumulated other comprehensive income (loss)	(10)	(13)

TOTAL COMMON SHAREHOLDERS' EQUITY	5,977	5,921

Preferred stock	213	213
Long-term debt	6,017	6,168

TOTAL CAPITALIZATION	12,207	12,302

MINORITY INTERESTS	8	9
NONCURRENT LIABILITIES
Obligations under capital leases	38	38
Provision for injuries and damages	195	197
Pension and benefits	216	206
Superfund and other environmental costs	140	143
Independent power producer buyout	32	33
Other noncurrent liabilities	47	48

TOTAL NONCURRENT LIABILITIES	668	665

CURRENT LIABILITIES
Long-term debt due within one year	313	473
Notes payable	632	162
Accounts payable	1,020	919
Customer deposits	219	221
Accrued taxes	4	100
Accrued interest	107	94
System benefit charge	27	27
Accrued wages	81	82
Other current liabilities	235	196

TOTAL CURRENT LIABILITIES	2,638	2,274

DEFERRED CREDITS AND REGULATORY LIABILITIES
Deferred income taxes	2,734	2,598
Deferred investment tax credits	110	112
Regulatory liabilities	898	891
Other deferred credits	4	4

TOTAL DEFERRED CREDITS AND REGULATORY LIABILITIES	3,746	3,605

TOTAL CAPITALIZATION AND LIABILITIES	$19,267	$18,855

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.

CONSOLIDATED INCOME STATEMENT
(UNAUDITED)

	For the Three Months Ended March 31,
	2003	2002

	(Millions of Dollars)
OPERATING REVENUES
Electric	$1,493	$1,301
Gas	620	474
Steam	238	141
Non-utility	219	140

TOTAL OPERATING REVENUES	2,570	2,056

OPERATING EXPENSES
Purchased power	865	670
Fuel	185	65
Gas purchased for resale	363	230
Other operations	296	237
Maintenance	92	100
Depreciation and amortization	129	120
Taxes, other than income taxes	284	267
Income taxes	99	110

TOTAL OPERATING EXPENSES	2,313	1,799

OPERATING INCOME	257	257

OTHER INCOME (DEDUCTIONS)
Investment income	—	1
Allowance for equity funds used during construction	2	4
Other income	5	7
Other deductions	(3)	(8)
Income taxes	2	13

TOTAL OTHER INCOME (DEDUCTIONS)	6	17

INCOME BEFORE INTEREST CHARGES	263	274

Interest on long-term debt	100	94
Other interest	8	11
Allowance for borrowed funds used during construction	(2)	—

NET INTEREST CHARGES	106	105

INCOME BEFORE PREFERRED STOCK DIVIDENDS	157	169

PREFERRED STOCK DIVIDEND REQUIREMENTS	3	3

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	154	166

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE (NET OF INCOME TAXES OF $14)	—	20

NET INCOME FOR COMMON STOCK	$154	$146

EARNINGS PER COMMON SHARE - BASIC
Before cumulative effect of change in accounting principle	$0.72	$0.78

Cumulative effect of change in accounting principle	$—	$0.10

After cumulative effect of change in accounting principle	$0.72	$0.68

EARNINGS PER COMMON SHARE - DILUTED
Before cumulative effect of change in accounting principle	$0.72	$0.78

Cumulative effect of change in accounting principle	$—	$0.10

After cumulative effect of change in accounting principle	$0.72	$0.68

DIVIDENDS DECLARED PER SHARE OF COMMON STOCK	$0.560	$0.555

AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC (IN MILLIONS)	214.2	212.3

AVERAGE NUMBER OF SHARES OUTSTANDING - DILUTED (IN MILLIONS)	215.1	213.3

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)

	For the Three Months Ended March 31,
	2003	2002

	(Millions of Dollars)
NET INCOME FOR COMMON STOCK	$154	$166
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES
Minimum pension liability adjustments, net of ($2) taxes in 2002	—	(3)
Unrealized gains on derivatives qualified as hedges, net of $9 and $8 taxes in 2003 and 2002, respectively	13	11
Less: Reclassification adjustment for gains (losses) included in net income, net of $8 and ($6) taxes in 2003 and 2002, respectively	11	(8)

TOTAL OTHER COMPREHENSIVE INCOME, NET OF TAXES	2	16

COMPREHENSIVE INCOME	$156	$182

Consolidated Edison, Inc.

CONSOLIDATED STATEMENT OF RETAINED EARNINGS
(UNAUDITED)

	For the Three Months Ended March 31,
	2003	2002

	(Millions of Dollars)
BALANCE, JANUARY 1	$5,420	$5,251
Less: Stock options exercised	1	1
Income before preferred stock dividends	157	169
Less: Cumulative effect of change in accounting principle	—	20

NET INCOME AFTER CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	157	149

TOTAL	5,576	5,399

DIVIDENDS DECLARED ON CAPITAL STOCK
Cumulative preferred, at required annual rates	3	3
Common, $.56 and $.555 per share, respectively	120	118

TOTAL DIVIDENDS DECLARED	123	121

BALANCE, MARCH 31	$5,453	$5,278

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended March 31,
	2003	2002

	(Millions of Dollars)
OPERATING ACTIVITIES
Income before preferred stock dividends	$157	$169
PRINCIPAL NON-CASH CHARGES (CREDITS) TO INCOME
Depreciation and amortization	129	120
Deferred income taxes	114	8
Common equity component of allowance for funds used during construction	(2)	(4)
Prepaid pension costs (net of capitalized amounts)	(32)	(70)
Cumulative effect of change in accounting principle	—	(20)
Other non-cash charges	3	96
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable - customers, less allowance for uncollectibles	(190)	(38)
Materials and supplies, including fuel and gas in storage	17	67
Prepayments, other receivables and other current assets	(201)	(142)
Recoverable energy costs	(85)	22
Accounts payable	101	(43)
Pension and benefits	10	24
Accrued taxes	(96)	(64)
Accrued interest	13	8
Deferred charges and regulatory assets	(13)	(6)
Deferred credits and regulatory liabilities	6	31
Transmission congestion contracts	—	48
Other assets	(11)	(22)
Other liabilities	26	(38)

NET CASH FLOWS FROM/(USED IN) OPERATING ACTIVITIES	(54)	146

INVESTING ACTIVITIES
Utility construction expenditures	(261)	(238)
Cost of removal less salvage	(28)	(28)
Non-utility construction expenditures	(28)	(74)
Common equity component of allowance for funds used during construction	2	4
Investments by unregulated subsidiaries	(15)	3
Demolition and remediation costs for First Avenue properties	(3)	—

NET CASH FLOWS USED IN INVESTING ACTIVITIES	(333)	(333)

FINANCING ACTIVITIES
Net proceeds from short-term debt	470	181
Retirement of long-term debt	(310)	(150)
Issuance of common stock	10	—
Issuance of long-term debt	275	—
Debt issuance costs	1	—
Common stock dividends	(110)	(106)
Preferred stock dividends	(3)	(3)

NET CASH FLOWS FROM/(USED IN) FINANCING ACTIVITIES	333	(78)

CASH AND TEMPORARY CASH INVESTMENTS:
NET CHANGE FOR THE PERIOD	(54)	(265)
BALANCE AT BEGINNING OF PERIOD	132	359

BALANCE AT END OF PERIOD	78	94
LESS: RESTRICTED CASH	16	15

BALANCE: CASH AND TEMPORARY CASH INVESTMENTS	$62	$79

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$93	$97
Income taxes	80	11

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	As at
	March 31, 2003	December 31, 2002

	(Millions of Dollars)
ASSETS
UTILITY PLANT, AT ORIGINAL COST
Electric	$10,915	$10,834
Gas	2,255	2,230
Steam	770	768
General	1,338	1,317

Total	15,278	15,149
Less: Accumulated depreciation	4,298	4,254

Net	10,980	10,895
Construction work in progress	1,040	965

NET UTILITY PLANT	12,020	11,860

NON-UTILITY PROPERTY
Non-utility property	29	35

NET PLANT	12,049	11,895

CURRENT ASSETS
Cash and temporary cash investments	34	88
Funds held for the redemption of long-term debt	—	275
Accounts receivable - customers, less allowance for uncollectible accounts of $30 in 2003 and 2002	761	602
Other receivables	101	84
Accounts receivable - from affiliated companies	51	25
Fuel, at average cost	34	18
Gas in storage, at average cost	33	63
Materials and supplies, at average cost	85	83
Prepayments	222	56
Other current assets	51	55

TOTAL CURRENT ASSETS	1,372	1,349

INVESTMENTS	3	3

DEFERRED CHARGES, REGULATORY ASSETS AND NONCURRENT ASSETS
Prepaid pension costs	1,065	1,024
Regulatory assets	1,739	1,630
Other deferred charges and noncurrent assets	173	164

TOTAL DEFERRED CHARGES, REGULATORY ASSETS AND NONCURRENT ASSETS	2,977	2,818

TOTAL ASSETS	$16,401	$16,065

Consolidated Edison Company of New York, Inc.

CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	As at
	March 31, 2003	December 31, 2002

	(Millions of Dollars)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION
Common stock, authorized 340,000,000 shares; outstanding 235,488,094 shares in 2003 and 2002	$1,482	$1,482
Repurchased Consolidated Edison, Inc. common stock	(962)	(962)
Retained earnings	4,455	4,411
Capital stock expense	(36)	(36)
Accumulated other comprehensive income (loss)	(5)	(5)

TOTAL COMMON SHAREHOLDERS' EQUITY	4,934	4,890

Preferred stock
$5 Cumulative Preferred	175	175
4.65% Series C	16	16
4.65% Series D	22	22

TOTAL PREFERRED STOCK	213	213

Long-term debt	5,243	5,394

TOTAL CAPITALIZATION	10,390	10,497

NONCURRENT LIABILITIES
Obligations under capital leases	38	38
Provision for injuries and damages	186	188
Pension and benefits	111	108
Superfund and other environmental costs	103	108
Independent power producer buyout	32	33
Other noncurrent liabilities	11	8

TOTAL NONCURRENT LIABILITIES	481	483

CURRENT LIABILITIES
Long-term debt due within one year	300	425
Notes payable	432	—
Accounts payable	828	743
Accounts payable to affiliated companies	17	19
Customer deposits	206	209
Accrued taxes	4	93
Accrued interest	92	80
System benefit charge	27	27
Accrued wages	75	76
Other current liabilities	135	130

TOTAL CURRENT LIABILITIES	2,116	1,802

DEFERRED CREDITS AND REGULATORY LIABILITIES
Deferred income taxes	2,466	2,344
Deferred investment tax credits	104	106
Regulatory liabilities	844	833

TOTAL DEFERRED CREDITS AND REGULATORY LIABILITIES	3,414	3,283

TOTAL CAPITALIZATION AND LIABILITIES	$16,401	$16,065

Consolidated Edison Company of New York, Inc.

CONSOLIDATED INCOME STATEMENT
(UNAUDITED)

	For the Three Months Ended March 31,
	2003	2002

	(Millions of Dollars)
OPERATING REVENUES
Electric	$1,379	$1,209
Gas	533	409
Steam	238	141

TOTAL OPERATING REVENUES	2,150	1,759

OPERATING EXPENSES
Purchased power	712	556
Fuel	127	61
Gas purchased for resale	299	180
Other operations	231	187
Maintenance	87	94
Depreciation and amortization	113	107
Taxes, other than income taxes	263	249
Income taxes	89	95

TOTAL OPERATING EXPENSES	1,921	1,529

OPERATING INCOME	229	230

OTHER INCOME (DEDUCTIONS)
Allowance for equity funds used during construction	2	4
Other income	4	4
Other deductions	(2)	(2)
Income taxes	1	12

TOTAL OTHER INCOME (DEDUCTIONS)	5	18

INCOME BEFORE INTEREST CHARGES	234	248

Interest on long-term debt	88	85
Other interest	7	9
Allowance for borrowed funds used during construction	(2)	—

NET INTEREST CHARGES	93	94

INCOME BEFORE PREFERRED STOCK DIVIDENDS	141	154

PREFERRED STOCK DIVIDEND REQUIREMENTS	3	3

NET INCOME FOR COMMON STOCK	$138	$151

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)

	For the Three Months Ended March 31,
	2003	2002

	(Millions of Dollars)
NET INCOME FOR COMMON STOCK	$138	$151
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES
Minimum pension liability adjustments, net ($2) taxes in 2002	—	(3)
Unrealized gains on derivatives qualified as hedges, net of $1 taxes in 2002	—	2

TOTAL OTHER COMPREHENSIVE LOSS, NET OF TAXES	—	(1)

COMPREHENSIVE INCOME	$138	$150

Consolidated Edison Company of New York, Inc.

CONSOLIDATED STATEMENT OF RETAINED EARNINGS
(UNAUDITED)

	For the Three Months Ended March 31,
	2003	2002

	(Millions of Dollars)
BALANCE, JANUARY 1	$4,411	$4,186
Income before preferred stock dividends	141	154

TOTAL	4,552	4,340

DIVIDENDS DECLARED ON CAPITAL STOCK
Cumulative preferred, at required annual rates	3	3
Common	94	100

TOTAL DIVIDENDS DECLARED	97	103

BALANCE, MARCH 31	$4,455	$4,237

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended March 31,
	2003	2002

	(Millions of Dollars)
OPERATING ACTIVITIES
Income before preferred stock dividend	$141	$154
PRINCIPAL NON-CASH CHARGES (CREDITS) TO INCOME
Depreciation and amortization	113	107
Deferred income taxes	102	4
Common equity component of allowance for funds used during construction	(3)	(4)
Prepaid pension costs (net of capitalized amounts)	(32)	(70)
Other non-cash charges	(5)	38
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable - customers, less allowance for uncollectibles	(159)	(35)
Materials and supplies, including fuel and gas in storage	14	52
Prepayments, other receivables and other current assets	(207)	(196)
Recoverable energy costs	(77)	17
Accounts payable	85	(59)
Pension and benefits	3	21
Accrued taxes	(88)	(60)
Accrued interest	12	7
Deferred charges and regulatory assets	(10)	(7)
Deferred credits and regulatory liabilities	11	33
Transmission congestion contracts	—	48
Other assets	(9)	(18)
Other liabilities	(8)	9

NET CASH FLOWS FROM/(USED IN) OPERATING ACTIVITIES	(117)	41

INVESTING ACTIVITIES
Construction expenditures	(246)	(231)
Cost of removal less salvage	(27)	(27)
Common equity component of allowance for funds used during construction	2	4
Demolition and remediation costs for First Avenue properties	(3)	—

NET CASH FLOWS USED IN INVESTING ACTIVITIES	(274)	(254)

FINANCING ACTIVITIES
Net proceeds from short-term debt	432	250
Retirement of long-term debt	(275)	(150)
Issuance of long-term debt	275	—
Debt issuance costs	1	—
Common stock dividends	(93)	(100)
Preferred stock dividends	(3)	(3)

NET CASH FLOWS FROM/(USED IN) FINANCING ACTIVITIES	337	(3)

CASH AND TEMPORARY CASH INVESTMENTS:
NET CHANGE FOR THE PERIOD	(54)	(216)
BALANCE AT BEGINNING OF PERIOD	88	265

BALANCE AT END OF PERIOD	$34	$49

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$81	$81
Income taxes	89	11

The accompanying notes are an integral part of these financial statements.

Orange and Rockland Utilities, Inc.

CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	As at
	March 31, 2003	December 31, 2002

	(Millions of Dollars)
ASSETS
UTILITY PLANT, AT ORIGINAL COST
Electric	$738	$734
Gas	303	300
General	115	118

Total	1,156	1,152
Less: accumulated depreciation	409	406

Net	747	746
Construction work in progress	23	23

NET UTILITY PLANT	770	769

NON-UTILITY PLANT
Non-utility property, less accumulated depreciation of $0.3 and $2.0 in 2003 and 2002, respectively	—	3

NET PLANT	770	772

CURRENT ASSETS
Cash and temporary cash investments	12	2
Accounts receivable - customers, less allowance for uncollectible accounts of $1 and $2, respectively	80	54
Other accounts receivable, less allowance for uncollectible accounts of $1 in 2003 and 2002	6	4
Accrued unbilled revenue	14	20
Gas in storage, at average cost	8	16
Materials and supplies, at average cost	6	6
Prepayments	11	12
Other current assets	9	9

TOTAL CURRENT ASSETS	146	123

DEFERRED CHARGES, REGULATORY ASSETS AND NONCURRENT ASSETS
Regulatory assets	246	236
Other deferred charges and noncurrent assets	17	18

TOTAL DEFERRED CHARGES, REGULATORY ASSETS AND NONCURRENT ASSETS	263	254

TOTAL ASSETS	$1,179	$1,149

The accompanying notes are an integral part of these financial statements.

Orange and Rockland Utilities, Inc.

CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	As at
	March 31, 2003	December 31, 2002

	(Millions of Dollars)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION
Common Stock, authorized and outstanding 1,000 shares in 2003 and 2002	$—	$—
Additional paid in capital	194	194
Retained earnings	178	169
Accumulated other comprehensive income (loss)	(15)	(15)

TOTAL COMMON SHAREHOLDER'S EQUITY	357	348

Long-term debt	301	301

TOTAL CAPITALIZATION	658	649

NONCURRENT LIABILITIES
Pension and benefits	105	98
Hedges on variable rate long term-debt	19	19
Superfund and other environmental costs	37	35
Other noncurrent liabilities	14	16

TOTAL NONCURRENT LIABILITIES	175	168

CURRENT LIABILITIES
Long-term debt due within one year	—	35
Notes payable	34	1
Accounts payable	57	61
Accounts payable to affiliated companies	21	3
Accrued taxes	2	1
Customer deposits	12	13
Accrued interest	9	8
Other current liabilities	12	9

TOTAL CURRENT LIABILITIES	147	131

DEFERRED CREDITS AND REGULATORY LIABILITIES
Deferred income taxes	138	134
Deferred investment tax credits	6	6
Regulatory liabilities	54	58
Other deferred credits	1	3

TOTAL DEFERRED CREDITS AND REGULATORY LIABILITIES	199	201

TOTAL CAPITALIZATION AND LIABILITIES	$1,179	$1,149

The accompanying notes are an integral part of these financial statements.

Orange and Rockland Utilities, Inc.

CONSOLIDATED INCOME STATEMENT
(UNAUDITED)

	For the Three Months Ended March 31,
	2003	2002

	(Millions of Dollars)
OPERATING REVENUES
Electric	$114	$91
Gas	87	65

TOTAL OPERATING REVENUES	201	156

OPERATING EXPENSES
Purchased power	56	38
Gas purchased for resale	56	36
Other operations	28	28
Maintenance	6	6
Depreciation and amortization	9	8
Taxes, other than income taxes	14	13
Income taxes	11	9

TOTAL OPERATING EXPENSES	180	138

OPERATING INCOME	21	18

OTHER INCOME (DEDUCTIONS)
Other income	1	—

TOTAL OTHER INCOME (DEDUCTIONS)	1	—

INCOME BEFORE INTEREST CHARGES	22	18

Interest on long-term debt	5	5
Other interest	1	1

NET INTEREST CHARGES	6	6

NET INCOME FOR COMMON STOCK	$16	$12

The accompanying notes are an integral part of these financial statements.

Orange and Rockland Utilities, Inc.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)

	For the Three Months Ended March 31,
	2003	2002

	(Millions of Dollars)
NET INCOME FOR COMMON STOCK	$16	$12
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES
Unrealized gains on derivatives qualified as hedges, net of taxes	1	—
Less: Reclassification adjustment for gains included in net income, net of taxes	1	—

TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES	—	—

COMPREHENSIVE INCOME	$16	$12

Orange and Rockland Utilities, Inc.

CONSOLIDATED STATEMENT OF RETAINED EARNINGS
(UNAUDITED)

	For the Three Months Ended March 31,
	2003	2002

	(Millions of Dollars)
BALANCE, JANUARY 1	$169	$152
Net income for common stock	16	12

TOTAL	185	164

Dividends to parent	(7)	(7)

BALANCE, MARCH 31	$178	$157

The accompanying notes are an integral part of these financial statements.

Orange and Rockland Utilities, Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended March 31,
	2003	2002

	(Millions of Dollars)
OPERATING ACTIVITIES
Net income for common stock	$16	$12
PRINCIPAL NON-CASH CHARGES (CREDITS) TO INCOME
Depreciation and amortization	9	8
Deferred income taxes	4	—
Gain on sale of land	(1)	—
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable - customers, less allowance for uncollectibles	(26)	6
Materials and supplies, including fuel and gas in storage	7	11
Prepayments, other receivables and other current assets	7	7
Deferred recoverable energy costs	(13)	2
Pension and benefits	7	4
Accounts payable	14	(5)
Accrued taxes	1	(1)
Accrued interest	1	1
Deferred debits and regulatory assets	(2)	2
Deferred credits and regulatory liabilities	(1)	(2)
Other assets	—	3
Other liabilities	3	—

NET CASH FLOWS FROM OPERATING ACTIVITIES	26	48

INVESTING ACTIVITIES
Construction expenditures	(9)	(10)
Proceeds from sale of land	2	—

NET CASH FLOWS USED IN INVESTING ACTIVITIES	(7)	(10)

FINANCING ACTIVITIES
Net proceeds from/(retirement of) short-term debt	33	(17)
Retirement of long-term debt	(35)	—
Dividend to parent	(7)	(7)

NET CASH FLOWS USED IN FINANCING ACTIVITIES	(9)	(24)

CASH AND TEMPORARY CASH INVESTMENTS:
NET CHANGE FOR THE PERIOD	10	14
BALANCE AT BEGINNING OF PERIOD	2	2

BALANCE AT END OF PERIOD	$12	$16

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$5	$5
Income Taxes	2	(2)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

General

These combined notes accompany and form an integral part of the interim consolidated financial statements of each of Consolidated Edison, Inc. and its subsidiaries (Con Edison), Consolidated Edison Company of New York, Inc. and its subsidiaries (Con Edison of New York) and Orange & Rockland Utilities, Inc. and its subsidiaries (O&R). Con Edison of New York and O&R, which are regulated utilities, are subsidiaries of Con Edison, and together with Con Edison are referred to in these combined notes as "the Companies." Amounts shown for Con Edison include unregulated subsidiaries. The financial statements of each of the Companies are unaudited but, in the opinion of the Companies' respective management, reflect all adjustments (which include only normally recurring adjustments) necessary for a fair presentation of the results for the interim periods presented. The financial statements of each of the Companies should be read together with their respective audited financial statements (including the notes thereto) included in Item 8 of the Companies' combined Annual Reports on Form 10-K for the year ended December 31, 2002 (the Form 10-K). The use of terms such as "see" or "refer to" shall be deemed to incorporate by reference into these notes the information to which reference is made. Except as otherwise noted, the information in these combined notes relates to each of the Companies. Neither Con Edison of New York nor O&R makes any representation as to the information contained in this report or the Form 10-K relating to Con Edison or the subsidiaries of Con Edison other than itself. Results for interim periods are not necessarily indicative of results for the entire fiscal year.

Note A - Earnings per Common Share (Con Edison)

Reference is made to "Earnings per Share" in Note A to the Con Edison financial statements included in Item 8 of the Form 10-K. For the three months ended March 31, 2003 and 2002, respectively, Con Edison's basic and diluted EPS are calculated as follows:

	2003	2002

	(Millions of Dollars/Share Data in Millions)
Net income	$157	$169
Less: Preferred stock dividend requirements	3	3

Income available to common shareholders	$154	$166
Less: Cumulative effect of change in accounting principle, net of tax	—	20

Net income applicable to common stock	$154	$146

Number of shares on which basic EPS is calculated:	214	212
Add: incremental shares attributable to effect of potentially dilutive securities	1	1

Number of shares on which diluted EPS is calculated	215	213

EARNINGS PER COMMON SHARE - BASIC
Before cumulative effect of change in accounting principle	$0.72	$0.78
Cumulative effect of change in accounting principle	—	.10

After cumulative effect of change in accounting principle	$0.72	$0.68

EARNINGS PER COMMON SHARE - DILUTED
Before cumulative effect of change in accounting principle	$0.72	$0.78
Cumulative effect of change in accounting principle	—	.10

After cumulative effect of change in accounting principle	$0.72	$0.68

Stock options to purchase 6.9 million and 5.0 million common shares for the three months ended March 31, 2003 and 2002, respectively, were not included in the respective period's computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common shares.

Note B - Stock-Based Compensation

Reference is made to "Stock-Based Compensation" in Note A to the Companies' financial statements in Item 8 of the Form 10-K.

	Con Edison		Con Edison of New York		O&R

For the Three Months Ended March 31, (Millions of Dollars/Share Data in Millions)	2003	2002	2003	2002	2003	2002

Net income, as reported	$154	$146	$138	$151	$16	$12
Add: Stock-based compensation expense included in reported net income, net of related tax effects	1	—	1	—	—	—
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(2)	(1)	(2)	(1)	—	—

Pro forma net income	$153	$145	$137	$150	$16	$12

Number of shares on which basic EPS is calculated	214	212	N/A	N/A	N/A	N/A
Add: Incremental shares attributable to effect of dilutive securities	1	1	N/A	N/A	N/A	N/A

Number of shares on which diluted EPS is calculated	215	213	N/A	N/A	N/A	N/A

Earnings per share:
Basic - as reported	$0.72	$0.68	N/A	N/A	N/A	N/A
Basic - pro forma	$0.71	$0.68	N/A	N/A	N/A	N/A

Diluted - as reported	$0.72	$0.68	N/A	N/A	N/A	N/A
Diluted - pro forma	$0.71	$0.68	N/A	N/A	N/A	N/A

These pro forma amounts may not be representative of future year pro forma amount disclosures due to changes in future market conditions and additional grants in future years.

Note C - Accounting for Regulated Public Utilities—SFAS No. 71

Reference is made to "Accounting Policies" in Note A to the Companies' financial statements in Item 8 of the Form 10-K.

Regulatory assets and liabilities at March 31, 2003 and at December 31, 2002 were comprised of the following items:

	Con Edison		Con Edison of New York		O&R

Millions of Dollars	2003	2002	2003	2002	2003	2002

Regulatory assets
Future federal income tax	$633	$614	$594	$575	$39	$39
Recoverable energy costs	395	310	300	223	95	87
Sale of nuclear generating plant	205	215	205	215	—	—
Real estate sale costs - First Avenue properties	137	134	137	134	—	—
Deferred retirement program costs	84	84	36	38	48	46
Deferred unbilled gas revenue	44	44	44	44	—	—
Deferred environmental remediation costs	90	83	58	52	32	31
Workers' compensation	54	54	54	54	—	—
Deferred asbestos - related costs	39	39	38	38	1	1
Divestiture - capacity replacement reconciliation	26	29	26	29	—	—
Deferred revenue taxes	72	78	67	72	5	6
World Trade Center restoration costs	67	63	67	63	—	—
Other	139	119	113	93	26	26

Total Regulatory Assets	$1,985	$1,866	$1,739	$1,630	$246	$236

Regulatory liabilities
NYISO reconciliation	$107	$107	$107	$107	$—	$—
World Trade Center casualty loss	79	79	79	79	—	—
Gain on divestiture	69	69	65	64	4	5
Deposit from sale of First Avenue properties	50	50	50	50	—	—
Refundable energy costs	27	31	—	—	27	31
Accrued electric rate reduction	38	38	38	38	—	—
DC service incentive	35	35	35	35	—	—
Transmission congestion contracts	125	125	125	125	—	—
Gas rate plan - World Trade Center recovery	36	36	36	36	—	—
Electric excess earnings	55	40	55	40	—	—
Other	277	281	254	259	23	22

Total Regulatory Liabilities	$898	$891	$844	$833	$54	$58

Note D - Environmental Matters

Superfund Sites

Hazardous substances, such as asbestos, polychlorinated biphenyls (PCBs) and coal tar, have been used or generated in the course of operations of Con Edison of New York and O&R and their predecessors and are present at sites and in facilities and equipment they currently or previously owned, including sites at which gas was manufactured or stored.

The Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 and similar state statutes impose joint and several liabilities, regardless of fault, upon generators of hazardous substances for removal and remediation costs (which include costs of investigation, demolition, removal, disposal, storage, replacement, containment and monitoring) and environmental damages. Liabilities under these laws can be material and may be imposed for contamination from past acts, even though such past acts may have been lawful at the time they occurred. The sites at which Con Edison of New York or O&R have been asserted to have liability under these laws, including their manufactured gas sites, are referred to herein as "Superfund Sites."

For Superfund Sites where there are other potentially responsible parties and neither Con Edison of New York nor O&R are managing the site investigation and remediation, the accrued Superfund Sites liability represents an estimate of the amount Con Edison of New York or O&R will need to pay to settle its obligations with respect to the site. For the other Superfund Sites (including the manufactured gas sites), which Con Edison of New York or O&R manage, the accrued Superfund Sites liability represents an estimate of their undiscounted cost to investigate and remediate each of the sites in light of the information available about the site, applicable remediation standards and experience with similar sites.

Con Edison of New York and O&R are permitted under their current rate agreements to defer as regulatory assets (for subsequent recovery through rates) certain site investigations and remediation costs. At March 31, 2003, the accrued liabilities and regulatory assets related to Superfund Sites for each of the Companies were as follows:

	Con Edison	Con Edison of New York	O&R

	(Millions of Dollars)
Accrued liabilities:
Manufactured gas plant sites	$105	$69	$36
Other Superfund Sites and other	35	34	1

Total	$140	$103	$37

Regulatory assets	$90	$58	$32

Most of the accrued Superfund Site liability relates to Superfund Sites that have been investigated, in whole or in part. As investigation progresses on these and other sites, the Companies expect that additional liability will be accrued, the amount of which is not presently determinable but may be material to the financial position, results of operations or liquidity of each of the Companies.

In 2002, Con Edison of New York estimated that for its manufactured gas sites, many of which had not been investigated, its aggregate undiscounted potential liability for the investigation and remediation of coal tar and/or other manufactured gas plant-related environmental contaminants could range from approximately $65 million to $1.1 billion. For O&R's manufactured gas sites, estimates of the aggregate undiscounted potential liability for the cleanup of coal, tar and/or other manufactured gas plant-related environmental contaminants range from approximately $25 million to $95 million. These estimates were based upon the assumption that there is contamination at each of the sites and additional assumptions regarding the extent of contamination and the type and extent of remediation that may be required. Actual experience may be materially different.

Asbestos Proceedings

Suits have been brought in New York State and federal courts against Con Edison of New York and O&R and many other defendants, wherein a large number of plaintiffs sought large amounts of compensatory and punitive damages for deaths and injuries allegedly caused by exposure to asbestos at various premises of the utilities. The suits that have been resolved, which are many, have been resolved without any payment by the utilities, or for amounts that were not, in the aggregate, material to them. The amounts specified in all the remaining thousands of suits total billions of dollars but the Companies believe that these amounts are greatly exaggerated, as experienced through the disposition of previous claims. In 2002, Con Edison of New York estimated that its aggregate undiscounted potential liability for these suits and additional such suits that may be brought over the next 50 years is estimated to range from approximately $38 million to $162 million (with no amount within the range considered more reasonable than any other). The estimate was based upon a combination of modeling, historical data analysis and risk factor assessment. Actual experience may be materially different.

Workers' compensation administrative proceedings have been commenced, wherein current and former employees claim benefits based upon alleged disability from exposure to asbestos. Con Edison of New York is permitted under its current rate agreement to defer as regulatory assets (for subsequent recovery through rates), liabilities incurred for its asbestos lawsuits and workers' compensation claims. O&R also defers as regulatory assets (for subsequent recovery through rates), liabilities incurred for its asbestos lawsuits.

At March 31, 2003, the accrued liability for asbestos suits and workers' compensation proceedings (including those related to asbestos exposure) and the amounts deferred as regulatory assets for each of the Companies were as follows:

	Con Edison	Con Edison of New York	O&R

	(Millions of Dollars)
Accrued liability - asbestos suits	$39	$38	$1
Regulatory asset - asbestos suits	$39	$38	$1

Accrued liability - workers' compensation	$129	$125	$4
Regulatory asset - workers' compensation	$54	$54	—

Clean Air (Con Edison and O&R)

In May 2000, the New York State Department of Environmental Conservation issued notices of violation to O&R and other companies that have operated coal-fired electric generating facilities in New York State. The notices allege violations of the Federal Clean Air Act and the New York State

Environmental Conservation Law resulting from the alleged failure to install pollution control equipment that would have reduced emissions of certain chemicals deemed potentially hazardous. The notice of violations received by O&R relates to the Lovett Generating Station, which it sold in June 1999. O&R is unable to predict whether or not the alleged violations will have a material adverse effect on its financial position, results of operations or liquidity.

Note E - Nuclear Generation (Con Edison and Con Edison of New York)

In September 2001, Con Edison of New York completed the sale of its nuclear generating facilities. See Note I to the Con Edison and Con Edison of New York financial statements in Item 8 of the Form 10-K.

The New York State Public Service Commission is investigating a February 2000 to January 2001 outage of the nuclear generating unit, its causes and the prudence of Con Edison of New York's actions regarding the operation and maintenance of the generating unit. The proceeding covers, among other things, Con Edison of New York's inspection practices, the circumstances surrounding prior outages, the basis for postponement of the unit's steam generator replacement and whether, and to what extent, increased replacement power costs and repair and replacement costs should be borne by Con Edison's shareholders.

Con Edison of New York has not billed to customers $90 million of replacement power costs incurred during the outage. In addition, in 2000, Con Edison of New York accrued a $40 million liability for the possible disallowance of replacement power costs that it had previously recovered from customers.

Neither Con Edison nor Con Edison of New York is able to predict whether or not any proceedings, lawsuits, legislation or other actions relating to the nuclear generating unit will have a material adverse effect on its financial position, results of operations or liquidity.

Note F - Northeast Utilities Litigation (Con Edison)

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

In March 2003, the court ruled on certain motions filed by Con Edison and Northeast Utilities. The court ruled that Con Edison's claim against Northeast Utilities for hundreds of millions of dollars for breach of the merger agreement, as well as Con Edison's claim that Northeast Utilities underwent a material adverse change, will go to trial. The court also dismissed Con Edison's fraud and misrepresentation claims. In addition, the court ruled that Northeast Utilities' claims on behalf of its shareholders against Con Edison for damages in excess of $1.2 billion will go to trial. It is expected that both parties will be filing further pre-trial motions that could potentially affect the issues that will be presented at trial. A date for trial has not been set.

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

Note G - Other Material Contingencies (Con Edison)

For information about contingencies relating to a dispute between the construction contractor for Con Edison Development's 525 MW electric generating facility in Newington, New Hampshire and the Internal Revenue Service's proposed disallowance of certain tax losses recognized in connection with transactions in which unregulated subsidiaries of Con Edison leased property and then immediately subleased it back to the lessor (termed "Lease In/Lease Out," or LILO transactions), see Notes J and S to the Con Edison financial statements in Item 8 of the Form 10-K.

Note H - Derivative Instruments and Hedging Activities

Reference is made to Note O to both the Con Edison and Con Edison of New York financial statements, and Note N to the O&R financial statements in Item 8 of the Form 10-K.

Energy Price Hedging

Con Edison and Con Edison's subsidiaries use derivative instruments to hedge market price fluctuations in related underlying transactions for the physical purchase or sale of electricity and gas. As of March 31, 2003, the net fair value of the derivatives for such use was as follows:

	Con Edison	Con Edison of New York	O&R

	(Millions of Dollars)
Fair value of net assets	$34	$12	$—

Con Edison of New York, Con Edison Solutions and Con Edison Energy use cash flow hedge accounting under SFAS No. 133. Under cash flow hedge accounting, to the extent a hedge is determined to be "effective," the mark-to-market unrealized gain or loss on the hedge is recorded in other comprehensive income (OCI) and reclassified to income at the time the underlying transaction is completed. Any gain or loss relating to any portion of the hedge determined to be "ineffective" is recognized in income in the period in which such determination is made. For Con Edison and Con Edison of New York, unrealized gains and losses on cash flow hedges for energy transactions, net of tax, included in accumulated OCI for the three months ended March 31, 2003 and 2002 were as follows:

	Con Edison		Con Edison of New York

	2003	2002	2003	2002

	(Millions of Dollars)
Unrealized gains/(losses) on derivatives qualified as hedges net of taxes	$13	$11	$—	$2
Less: Reclassification adjustment of gains/(losses) included in net income, net of taxes	11	(8)	—	—

Unrealized gains/(losses) on derivatives qualified as hedges for the period	$2	$19	$—	$2

Con Edison recognized in income unrealized mark-to-market pre-tax net gains of $0 million and $3 million relating to hedge ineffectiveness at Con Edison Solutions for the three months ended March 31, 2003 and 2002, respectively.

As of March 31, 2003, the maximum remaining terms of Con Edison's, Con Edison of New York's and O&R's contracts were less than three years, one year and three years, respectively. Con Edison and Con Edison of New York estimate that $15 million and $1 million, respectively, of after-tax net gains accumulated in OCI as of March 31, 2003 will be reclassified to income within the next 12 months.

Con Edison's unregulated subsidiaries also enter into certain other contracts that are derivatives, but do not qualify for hedge accounting under SFAS No. 133. Changes in fair market value of these derivative contracts are recorded in income in the reporting period in which they occur and were immaterial to the results of operations of the unregulated subsidiaries for the periods ending March 31, 2003 and 2002.

Interest Rate Hedging

Con Edison's subsidiaries use interest rate swaps to manage interest rate exposures associated with debt. As of March 31, 2003, the fair value of the interest rate swaps was as follows:

	Con Edison	Con Edison of New York	O&R

	(Millions of Dollars)
Fair value of interest rate swaps	$(22)	$6	$(19)

Con Edison of New York's swap is designated as a fair value hedge, which qualifies for "short-cut" hedge accounting under SFAS No. 133. Under this method, changes in fair value of the swap are recorded directly against the carrying value of the hedged bonds and have no impact on earnings.

Con Edison Development and O&R's swaps are designated as cash flow hedges under SFAS No. 133. Unrealized gains and losses on these cash flow hedges, net of tax, included in accumulated OCI for the three months ended March 31, 2003 and 2002 were as follows:

	Con Edison		O&R

	2003	2002	2003	2002
	(Millions of Dollars)
Unrealized gains/(losses) on derivatives qualified as hedges, net of taxes	$—	$—	$1	$—
Less: Reclassification adjustment for gains/(losses) included in net income, net of taxes	—	(1)	1	—

Unrealized gains/(losses) on derivatives qualified as hedges for the period	$—	$1	$—	$—

As of March 31, 2003, the accumulated OCI related to Con Edison's and O&R's interest rate swaps amounted to after-tax losses of $17 million and $11 million, respectively, of which $4 million and $1 million, respectively, is expected to be reclassified to income within the next 12 months. The reclassification to income has no impact on O&R's results of operations. These costs are currently recovered in rates.

Energy Trading Activities

Unregulated subsidiaries of Con Edison engage in energy trading activities that are accounted for at fair value. For the three months ended March 31, 2003, energy-trading contracts have been marked to market in accordance with SFAS No. 133 and Emerging Issues Task Force (EITF) Issue No. 02-3. For the corresponding period in 2002, these contracts were accounted for under EITF Issue No. 98-10, which was rescinded in October of 2002.

The fair value of energy trading net assets as of March 31, 2003 and 2002 was $9 million and $16 million, respectively.

Note I - Financial Information By Business Segment

The business segments of each of the Companies were determined based on similarities in economic characteristics, the regulatory environment, and management's reporting requirements.

Con Edison's principal business segments are Con Edison of New York's regulated electric, gas and steam utility activities, O&R's regulated electric and gas utility activities and other operations, Con Edison's unregulated subsidiaries and other (parent holding company revenues, interest and other expenses and consolidation adjustments). Con Edison of New York's principal business segments are its regulated electric, gas and steam utility activities. O&R's principal business segments are its regulated electric and gas utility activities and other operations. Reference is made to "Con Edison" at the beginning of the notes to each of the Companies' financial statements included in Item 8 of the Form 10-K for a description of the segments.

All revenues of these business segments, excluding revenues earned by Con Edison Development on certain energy infrastructure projects, which are deemed to be immaterial, are from customers located in the United States of America. Also, all assets of the business segments, excluding certain investments in energy infrastructure projects by Con Edison Development ($202 million at March 31, 2003), are located in the United States of America. The accounting policies of the segments are the same as those described in Note A to financial statements of each of the Companies, included in Item 8 of the Form 10-K.

Common services shared by the business segments are assigned directly or allocated based on various cost factors, depending on the nature of the service provided.

The financial data for the business segments are as follows:

	For the Three Months Ended March 31, 2003
	Operating Revenues	Intersegment Revenues	Depreciation and Amortization	Operating Income

	(Millions of Dollars)
Con Edison of New York
Electric	$1,379	$3	$90	$100
Gas	533	1	18	84
Steam	238	—	5	45

Total Con Edison of New York	$2,150	$4	$113	$229

O&R
Electric	$114	$—	$7	$11
Gas	87	—	2	10

Total O&R	$201	$—	$9	$21

Unregulated subsidiaries	$219	$—	$7	$7
Other	—	(4)	—	—

Total Con Edison	$2,570	$—	$129	$257

	For the Three Months Ended March 31, 2002
	Operating Revenues	Intersegment Revenues	Depreciation and Amortization	Operating Income

	(Millions of Dollars)
Con Edison of New York
Electric	$1,209	$3	$86	$116
Gas	409	1	17	87
Steam	141	—	4	27

Total Con Edison of New York	$1,759	$4	$107	$230

O&R
Electric	$91	$—	$6	$8
Gas	65	—	2	10

Total O&R	$156	$—	$8	$18

Unregulated subsidiaries	$140	$—	$5	$9
Other	1	(4)	—	—

Total Con Edison	$2,056	$—	$120	$257

The Con Edison business segment financial information shown above is presented differently than it was in Note N to the Con Edison financial statements in Item 8 of the Form 10-K where its regulated electric and gas utility operations were presented as separate segments by aggregating the regulated electric and gas operations of Con Edison of New York and O&R. SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" permits, but does not require, Con Edison to aggregate such operations. Con Edison has now determined to no longer aggregate such operations and instead, as shown above, will separately present such operations. On this basis of presentation, the Con Edison business segment financial information for 2002, 2001 and 2000 is as follows:

	For the 12 Months Ended December 31, 2002
	Operating revenues	Intersegment revenues	Depreciation and amortization	Income tax expense	Operating income	Interest charges	Changes in accounting principles	Total assets	Construction expenditures

	(Millions of Dollars)
Con Edison of New York
Electric	$5,775	$9	$352	$298	$759	$306	$—	$12,493	$827
Gas	1,045	3	68	61	159	64	—	2,595	185
Steam	404	2	18	(5)	36	22	—	977	83

Total Con Edison of New York	$7,224	$14	$438	$354	$954	$392	$—	$16,065	$1,095

O&R
Electric	$475	$—	$26	$20	$57	$20	$—	$810	$44
Gas	159	—	8	5	15	8	—	300	16
Other	—	—	—	—	—	—	—	39	—

Total O&R	$634	$—	$34	$25	$72	$28	$—	$1,149	$60

Unregulated subsidiaries	$631	$—	$23	$19	$33	$16	$22	$1,319	213
Other	—	(14)	—	—	1	6	—	322	—

Total Con Edison	$8,489	$—	$495	$398	$1,060	$442	$22	$18,855	$1,368

	For the 12 Months Ended December 31, 2001
	Operating revenues	Intersegment revenues	Depreciation and amortization	Income tax expense	Operating income	Interest charges	Changes in accounting principles	Total assets	Construction expenditures

	(Millions of Dollars)
Con Edison of New York
Electric	$6,350	$12	$383	$359	$852	$301	$—	$11,356	$766
Gas	1,268	3	64	70	167	63	—	2,416	153
Steam	504	2	18	6	28	21	—	747	64

Total Con Edison of New York	$8,122	$17	$465	$435	$1,047	$385	$—	$14,519	$983

O&R
Electric	$538	$—	$25	$23	$50	$16	$—	$837	$45
Gas	198	—	8	4	13	8	—	295	17
Other	—	—	—	—	—	—	—	3	—

Total O&R	$736	$—	$33	$27	$63	$24	$—	$1,135	$62

Unregulated subsidiaries	$531	$—	$17	$3	$30	$17	—	$1,017	164
Other	—	(17)	11	—	(12)	5	—	363	—

Total Con Edison	$9,389	$—	$526	$465	$1,128	$431	$—	$17,034	$1,209

	For the 12 Months Ended December 31, 2000
	Operating revenues	Intersegment revenues	Depreciation and amortization	Income tax expense	Operating income	Interest charges	Changes in accounting principles	Total assets	Construction expenditures

	(Millions of Dollars)
Con Edison of New York
Electric	$6,467	$12	$457	$220	$761	$293	$—	$11,558	$753
Gas	1,082	3	60	64	165	58	—	2,303	123
Steam	452	2	18	2	26	18	—	687	32

Total Con Edison of New York	$8,001	$17	$535	$286	$952	$369	$—	$14,548	$908

O&R
Electric	$513	$—	$21	$20	$47	$17	$—	$829	$34
Gas	183	—	6	1	11	8	—	304	17
Other	5	—	—	2	2	—	—	6	—

Total O&R	$701	$—	$27	$23	$60	$25	$—	$1,139	$51

Unregulated subsidiaries	$660	$—	$14	$9	$16	$10	$—	$815	121
Other	(45)	(17)	10	—	(12)	3	—	265	—

Total Con Edison	$9,317	$—	$586	$318	$1,016	$407	$—	$16,767	$1,080

Note J - Guarantees (Con Edison)

Con Edison and its subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of their subsidiaries. In addition, a Con Edison Development subsidiary has issued guarantees on behalf of entities in which it has an equity interest. Con Edison's guarantees had maximum limits totaling $1.3 billion at March 31, 2003 of which $640 million was outstanding. Management believes the likelihood that Con Edison would be required to perform with respect to these guarantees is remote.

The following table summarizes, by type and term, the total maximum amount of guarantees:

	Maximum Amount
Guarantee Type	0-3 years	4-10 years	> 10 years	Total

	(Millions of Dollars)
Commodity Transactions	$737	$31	$17	$785
Newington Lease Agreement	—	—	353	353
Affordable Housing Program	—	57	—	57
Intra-company Guarantee	—	—	50	50
Other	7	5	19	31

TOTAL	$744	$93	$439	$1,276

Commodity Transactions - Con Edison guarantees payments on behalf of its subsidiaries in order to facilitate physical and financial transactions in gas, pipeline capacity, transportation, oil, electricity and related commodity services. In addition, a Con Edison Development subsidiary guaranteed payment for fuel oil purchases by a foreign generating project in which it has an equity interest. To the extent that liabilities exist under the contracts subject to these guarantees, such liabilities are included in the consolidated balance sheet.

Newington Lease Agreement - Con Edison guarantees the payment and performance obligations of a Con Edison Development subsidiary. See Note S to the Con Edison financial statements in Item 8 of the Form 10-K.

Affordable Housing Program - Con Edison Development guarantees the repurchase and remarketing obligations of one of its subsidiaries with respect to the debt ($56.7 million, including interest) relating to moderate-income rental apartment properties eligible for tax credits under Section 42 of the Internal Revenue Code. In accordance with EITF Issue No. 94-01, "Accounting for Tax Benefits Resulting from Investments in Affordable Housing Projects," neither the rental apartment properties nor the related indebtedness is included on Con Edison's consolidated balance sheet.

Intra-company Guarantee - Con Edison has issued a guarantee on behalf of Con Edison Communications to Con Edison of New York for payment obligations relating to the use of space in the latter's facilities and the construction of new telecommunications underground facilities.

Other - Con Edison, Con Edison Development and its subsidiaries also guarantee the following:

  •
  $15 million of standby financial letters of credit and comfort letters in connection with investments in energy infrastructure and cogeneration projects

  •
  $13 million relating to lease payment obligations under various property lease agreements for office buildings and other facilities

  •
  $3 million of guarantees for franchise agreements with the City of New York and other localities

Note K - Related Party Transactions (Con Edison of New York and O&R)

Reference is made to Note M to the Con Edison of New York financial statements, and Note I to the O&R financial statements, in Item 8 of the Form 10-K.

The costs of administrative and other services by Con Edison of New York and O&R to, and received from, Con Edison and its subsidiaries for the three months ended March 31, 2003 and 2002 were as follows:

	Con Edison of New York		O&R

	2003	2002	2003	2002

	(Millions of Dollars)
Cost of Services Provided	$8	$8	$3	$3
Cost of Services Received	$6	$5	$4	$4

In addition, O&R purchased from Con Edison of New York $52 million and $26 million of natural gas and $1 million and $7 million of electricity for the three months ended March 31, 2003 and 2002, respectively.

Note L - New Financial Accounting Standards

In January 2003, Financial Accounting Standards Board (FASB) issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). For discussion on FIN 46, see Note S, Note Q and Note O, respectively, to the Con Edison, Con Edison of New York and O&R financial statements included in Item 8 of the Form 10-K.

In January 2003, the Companies adopted SFAS No. 143, "Accounting for Asset Retirement Obligations," which requires entities to record the fair value of a liability associated with an asset retirement obligation in the period incurred. When the liability is initially recorded, the entity will capitalize the cost by increasing the amount of the related asset. The liability will be increased to its present value each period and the capitalized cost will be depreciated over the useful life of the related asset. Upon retirement of the asset, the entity will settle the obligation for the amount recorded or incur a gain or loss. The adoption of SFAS No. 143 did not have a material impact on Companies' financial position, results of operations or liquidity. Con Edison of New York and O&R generally compute annual charges for depreciation using the straight-line method for financial statement purposes, with rates based on average service lives and net removal costs (removal costs less salvage value). At March 31, 2003 the estimated net removal costs included in accumulated depreciation were $764 million and $41 million for Con Edison of New York and O&R, respectively.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement amends and clarifies financial accounting and reporting for derivative instruments. SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Companies have not yet determined the impact of this standard, if any, on their financial position, results of operations or liquidity.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON, CON EDISON OF NEW YORK AND O&R)

        This discussion and analysis relates to the consolidated financial statements of Consolidated Edison, Inc. (Con Edison), Consolidated Edison Company of New York, Inc. (Con Edison of New York) and Orange and Rockland Utilities, Inc. (O&R) in Part I, Item 1 of this report. This discussion and analysis should be read in conjunction with these financial statements and the notes thereto and Con Edison's Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A), Con Edison of New York's MD&A and O&R's Management's Narrative Discussion of Results of Operations (O&R Narrative) in Item 7 of the combined Con Edison, Con Edison of New York and O&R Annual Reports on Form 10-K for the year ended December 31, 2002 (File Nos. 1-14514, 1-1217 and 1-4315, the Form 10-K). Con Edison of New York and O&R, which are regulated utilities, are subsidiaries of Con Edison, and together with Con Edison are referred to in this MD&A as "the Companies."

Neither Con Edison of New York nor O&R makes any representation as to information in this report relating to Con Edison or the subsidiaries of Con Edison other than itself.

Information in the notes to the consolidated financial statements referred to in this discussion and analysis is hereby incorporated by reference herein. The use of terms such as "see" or "refer to" shall be deemed to incorporate by reference into this discussion and analysis the information to which reference is made.

CORPORATE OVERVIEW

Con Edison's principal business operations are those of its regulated utility subsidiaries, Con Edison of New York and O&R. Con Edison also has unregulated subsidiaries that compete in energy-related and telecommunication businesses.

	Three months ended March 31, 2003				At March 31, 2003

	Operating Revenues		Operating Income		Assets

	(Millions of Dollars)
Con Edison of New York	$2,150	83.7%	$229	89.1%	$16,401	85.1%
O&R	201	7.8%	21	8.2%	1,179	6.1%

Total regulated utilities	2,351	91.5%	250	97.3%	17,580	91.2%

Unregulated subsidiaries	219	8.5%	7	2.7%	1,307	6.8%
Other	—	—	—	—	380	2.0%

Total Con Edison	$2,570	100.0%	$257	100.0%	$19,267	100.0%

Con Edison's net income for common stock for the three months ended March 31, 2003 was $154 million or $0.72 a share compared with earnings of $146 million, after the cumulative effect of a change in accounting principle, or $0.68 a share for the three months ended March 31, 2002. See "Results of Operations - Summary," below. For additional segment financial information, see Note I to the financial statements included in Part I, Item1 and "Results of Operations," below.

REGULATED UTILITY SUBSIDIARIES

Con Edison of New York provides electric service to over 3.1 million customers and gas service to 1.1 million customers in New York City and Westchester County. The company also provides steam service in parts of Manhattan. O&R, along with its regulated utility subsidiaries, provides electric service to over 285,000 customers in southeastern New York and adjacent sections of New Jersey and northeastern Pennsylvania and gas service to over 120,000 customers in southeastern New York and northeastern Pennsylvania.

The utilities are primarily "wires and pipes" energy delivery companies that are subject to extensive federal and state regulation. Pursuant to restructuring agreements, the utilities have sold most of their electric generating capacity and provide their customers the opportunity to buy electricity and gas from other suppliers through their retail access programs. The utilities continue to supply energy to most of their customers and provide delivery service to their customers that buy energy from other suppliers. The utilities purchase substantially all of the energy they supply to customers pursuant to firm contracts or through wholesale energy markets.

The utilities have agreements that cover the rates they can charge their customers. Con Edison of New York's electric rate agreement ends March 2005 and its gas and steam rate agreements end in September 2004. The O&R rate agreements are for various periods. The rate agreements generally require the utilities to share with customers earnings in excess of specified rates of return on equity. With limited exceptions, rates charged customers pursuant to these agreements may not be changed during the respective terms of these agreements. However, in accordance with provisions approved by state regulators, the utilities generally recover from customers on a current basis the costs they prudently incur for energy purchased for them. See "Rate and Restructuring Agreements" and "Recoverable Energy Costs" in each of the Companies' Note A to their financial statements in Item 8 of the Form 10-K.

The utilities have experienced increased energy sales and transportation volumes in recent years. Such increases are reflected in operating income (except to the extent that a weather-normalization provision applies to the gas business). In June, July and August of 2002, Con Edison of New York set a new three-month electric delivery record of more than 17 million megawatt hours and experienced five of its 10 highest electric peak load days. In addition, the company's 10 highest winter electric peak loads all occurred during the 2002-2003 winter. The utilities have increased their construction expenditures to meet increased customer demand and reliability needs. See "Capital Requirements" in the Con Edison and Con Edison of New York MD&A in Item 7 of the Form 10-K.

Accounting policies for the utilities include Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation," pursuant to which the economic effects of rate regulation are reflected in financial statements. See "Application of Critical Accounting Policies," below.

UNREGULATED BUSINESSES

Con Edison's four unregulated subsidiaries participate in competitive businesses and are subject to different risks than the regulated utility subsidiaries. At March 31, 2003, Con Edison's investment in its unregulated subsidiaries was $758 million and the unregulated subsidiaries' assets amounted to $1.3 billion. Con Edison expects to include $353 million of non-utility plant and long-term debt and other liabilities related to Con Edison Development's Newington project on its consolidated balance sheet upon adoption of the Financial Accounting Standards Board Interpretation No. 46, "Consolidation of Variable Interest Entities" in 2003. See Note S to the Con Edison financial statements in Item 8 of the Form 10-K.

Consolidated Edison Solutions, Inc. (Con Edison Solutions) sells electricity, gas and energy-related services to delivery customers of Con Edison of New York, O&R and other utilities. At March 31, 2003, the company serves approximately 33,000 electric customers with an estimated aggregate annual load of 1,100 MW of electricity. The company's gross margins (operating revenues less fuel, purchased power and gas purchased for resale) on energy sales are expected to decrease in 2003, compared to 2002, as a result of increased competition for its largest customers and higher energy prices.

Consolidated Edison Development, Inc. (Con Edison Development) owns and operates generating plants and energy and other infrastructure projects. At March 31, 2003, the company owned interests in electric generating facilities with an aggregate capacity of 588 MW and had under construction additional generating facilities with an aggregate capacity of 665 MW of capacity. In addition, the company has an operating lease arrangement for a 525 MW generating facility that reached substantial completion in the fourth quarter of 2002. The electricity produced from these facilities will be sold under contract or on the wholesale electricity markets.

Consolidated Edison Energy, Inc. (Con Edison Energy) provides energy and capacity to Con Edison Solutions and others and markets the output of plants owned or operated by Con Edison Development. The company supplies an estimated 300 MW of electric load (including capacity, energy, ancillary services and transmission) to a utility in New Jersey for basic generation service under a contract that expires in July 2003 and has agreed to supply an estimated 600 MW of such service to other New Jersey utilities (including 100 MW for a regulated utility subsidiary of O&R) for the period August 2003 through May 2004, and an additional 400 MW to unaffiliated New Jersey utilities for the period August 2003 through May 2006. The company also provides risk management services to Con Edison Solutions, Con Edison Development and others.

Con Edison Communications, LLC (Con Edison Communications) builds and operates fiber optic networks to provide telecommunications services. The company's properties (the capitalized cost of which at March 31, 2003 amounted to $145 million, net of accumulated depreciation) include network facilities and approximately 373 miles of fiber optic cable that has been installed in the New York City metropolitan area primarily through Con Edison of New York's underground conduits and other rights of way. The company, incorporated in 1997, began providing services to customers in 2001. During its start-up phase and currently, the company has incurred operating losses.

RESULTS OF OPERATIONS - SUMMARY

The Companies' earnings per share for the three months ended March 31, 2003 was $0.72 ($0.72 on a diluted basis) as compared to $0.68, after the cumulative effect of a change in accounting principle, ($0.68 on a diluted basis) for the 2002 period.

Earnings for the three months ended March 31, 2003 and 2002 were as follows:

	2003	2002

	(Millions of Dollars)
Con Edison of New York	$138	$151
O&R	16	12
Unregulated Subsidiaries	(1)	(16	)**
Other*	1	(1)

Con Edison	$154	$146

* Includes parent company and inter-company accounting.

** Includes a charge for the cumulative effect of a change in accounting principles for goodwill impairment of certain unregulated generating assets totaling $20 million after tax.

The Companies' earnings for the three months ended March 31, 2003 were $8 million higher than the 2002 period reflecting the following factors (after tax, in millions):

Con Edison of New York:
Impact of cold winter weather in 2003 on net revenues versus mild winter weather in 2002 (estimated)	$29
Sales growth from factors other than weather (estimated)	12
Reduced net credit for pensions & other postretirement benefits	(17)
Regulatory accounting/amortizations	(18)
Higher depreciation and property tax expense	(6)
Amortization of divestiture gain in 2002	(13)
Orange and Rockland Utilities	4
Unregulated businesses	(5)
Cumulative effect of change in accounting principle in 2002	20
Other	2

Total	$8

See "Results of Operations" below for further discussion and analysis of results of operations.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

The Companies' financial statements reflect the application of their accounting policies, which conform to accounting principles generally accepted in the United States of America. The Companies' critical accounting policies include industry-specific accounting applicable to regulated public utility subsidiaries and accounting for pensions and other postretirement benefits, contingencies, derivative instruments, goodwill and leases. See "Application of Critical Accounting Policies" in the Con Edison and Con Edison of New York MD&A and the O&R Narrative in Item 7 of the Form 10-K.

Con Edison's critical accounting policies also include SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which, among other things, requires that all long-lived assets be tested for impairment upon the occurrence of certain circumstances. A critical element of the impairment test is a forecast of cash flows to be generated from the use or sale of the assets tested for impairment. Actual cash flows might be materially different from those forecasted and forecasted cash flows are subject to revision. To forecast cash flows, each of the Companies is required to make complex judgments about future operations. These judgments are particularly difficult to make with respect to operations in evolving industries such as the energy-related and telecommunications businesses in which Con Edison's unregulated subsidiaries participate. The Companies' most recent tests for impairment did not identify any impairment of their assets under SFAS No. 144. See Notes T, Q and O, respectively, to the Con Edison, Con Edison of New York and O&R financial statements in Item 8 of the Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES

The Companies' liquidity reflects cash flows from operating, investing and financing activities, as shown on the respective consolidated statement of cash flows included in Part I, Item 1 of this report. See "Liquidity and Capital Resources" in the Con Edison and Con Edison of New York MD&A in Item 7 of the Form 10-K. Changes in the Companies' cash and temporary cash investments resulting from operating, investing and financing activities during the three months ended March 31, 2003 and 2002 are summarized as follows:

	Con Edison			Con Edison of New York			O&R

Millions of Dollars	2003	2002	Variance	2003	2002	Variance	2003	2002	Variance

Operating activities	$(54)	$146	$(200)	$(117)	$41	$(158)	$26	$48	$(22)
Investing activities	(333)	(333)	—	(274)	(254)	(20)	(7)	(10)	3
Financing activities	333	(78)	411	337	(3)	340	(9)	(24)	15

Net change	(54)	(265)	211	(54)	(216)	162	10	14	(4)

Balance at beginning of period	132	359	(227)	88	265	(177)	2	2	—

Balance at end of period (including restricted cash)	$78	$94	$(16)	$34	$49	$(15)	$12	$16	$(4)

Cash flows used in operating activities of each of the Companies in the three months ended March 31, 2003, as compared to the 2002 period, reflect increased accounts receivable, deferred recoverable energy costs and accounts payable. These increases resulted from higher electric, gas and steam sales for Con Edison of New York, higher electric and gas sales for O&R and higher fuel and purchased power unit costs during the colder than normal first quarter 2003. In general, changes in Con Edison of New York's and O&R's cost of purchased power, fuel and gas affect the timing of cash flows but not net income because, in accordance with provisions approved by state regulators, the utilities generally recover from customers the costs they prudently incur for energy purchased for their customers. See "Rate and Restructuring Agreements" and "Recoverable Energy Costs" in each of the Companies' Note A to their financial statements in Item 8 of the Form 10-K.

The reconciliation of income to determine cash flows from operating activities for each of the Companies in the three months ended March 31, 2003, as compared with the 2002 period is also impacted by changes in non-cash items. Non-cash items included decreased accrued pension credits (resulting from past investment performance and a reduction for 2003 in the assumption for future performance) and increased depreciation and amortization (resulting from higher plant balances) and increased deferred income tax (resulting primarily from increased current tax deductions for deferred fuel costs and other items).

Cash flows used in investing activities of each of the Companies reflect increased utility construction expenditures and, for Con Edison, also reflect decreased construction expenditures of its unregulated subsidiaries.

Cash flows from financing activities of each of the Companies reflect increased commercial paper issuance (shown on the consolidated balance sheets in Part I, Item 1 of this report as "Notes payable"). The amounts outstanding at March 31, 2003 for Con Edison, Con Edison of New York and O&R were $632 million, $432 million and $34 million, respectively. The weighted average yield for the commercial paper is 1.3 percent for the Companies.

Cash flows from financing activities also reflect that in January 2003, Con Edison of New York redeemed $275 million of 7.75 percent 35-year, Series 1996A, Subordinated Deferrable Interest Debentures. In March 2003, O&R redeemed $35 million of 6.560 percent 10-year, Series 1993D Debentures. In April 2003, Con Edison of New York issued $175 million 5.875 percent 30-year Series 2003A Debentures. Also, during the 2003 period, Con Edison issued approximately 500,000 shares of its common stock under its dividend reinvestment and employee stock plans. Con Edison's Board of Directors has adopted and, at its scheduled May 19, 2003 annual meeting, its shareholders will consider approval of a new Long-Term Incentive Plan under which up to ten million shares of its common stock may be issued. The ten million shares authorized under Con Edison's 1996 Stock Option plan have been nearly fully allocated.

The following table shows variations in certain significant line items on the Companies' consolidated balance sheets at March 31, 2003, compared with December 31, 2002, that have also impacted specific line items within the Companies' consolidated statements of cash flows for the three months ended March 31, 2003.

	Con Edison 2003 vs. 2002 Variance	Con Edison of New York 2003 vs. 2002 Variance	O&R 2003 vs. 2002 Variance

	(Millions of Dollars)
Accounts receivable - customer, less allowance for uncollectible accounts	$189	$159	$26
Regulatory assets - recoverable energy costs	85	77	8
Prepayments	164	166	(1)
Accounts payable	101	85	(4)
Accrued taxes	(96)	(89)	1
Regulatory liability - electric excess earnings	15	15	—

Accounts receivable - customers, less allowance for uncollectible accounts, regulatory assets -recoverable energy cost and accounts payable increased due primarily to higher electric, gas and steam sales for Con Edison of New York and higher electric and gas sales for O&R, and higher fuel and purchased power unit costs during the colder than normal first quarter 2003. The higher energy sales and unit energy purchase costs are discussed below under "Results of Operations." In accordance with provisions approved by state regulators, the utilities generally recover from customers the costs they prudently incur for energy purchased for their customers. See "Rate and Restructuring Agreements" and "Recoverable Energy Costs" in of the Companies' Note A to their financial statements in Item 8 of the Form 10-K.

Con Edison of New York's and O&R's equivalent number of days of revenue outstanding (ENDRO) of customer accounts receivable were 27.3 days and 23.8 days, respectively, for the 12 months ended March 31, 2003, compared with 29.0 days and 34.1 days, respectively, for the 12 months ended March 31, 2002.

Prepayments for Con Edison of New York increased at March 31, 2003 as compared with year-end 2002 due primarily to the unamortized portion of property taxes paid in January 2003. Property taxes are generally prepaid in January and July of each year and amortized to expense over a six-month period.

Accrued taxes for Con Edison of New York decreased at March 31, 2003 as compared with year-end 2002. This decrease is due primarily to the payment of the final federal and state income tax installments for the 2002 tax year and lower taxable income.

Electric excess earnings for Con Edison of New York increased at March 31, 2003 as compared with year-end 2002. This amount is an addition to a reserve established in 2002 for the rate year ended March 31, 2003 for earnings in excess of a specified rate of return in accordance with Con Edison of New York's 2000 Electric Rate Agreement. As of March 31, 2003, the total electric excess earnings reserve was $55 million. See "Rate and Restructuring Agreements" in Note A to the Con Edison of New York financial statements included in Item 8 of the Form 10-K.

Capital Resources and Requirements

Con Edison has registered $500 million of securities, including debt, preferred stock and common stock, for sale under the Securities Act of 1933 pursuant to a Registration Statement on Form S-3. The company is considering selling common stock in the near term.

In August 2002, President Bush signed into law an appropriations bill that authorizes funds, for which Con Edison of New York is eligible to apply, to recover costs it incurred in connection with the attack on the World Trade Center. The procedural guidelines for disbursement of the federal funds are in the process of being developed. See Note Q to the Con Edison financial statements and Note P to the Con Edison of New York financial statements in Item 8 of the Form 10-K.

For each of the Companies, the ratio of earnings to fixed charges (Securities and Exchange Commission basis) for the three months and 12 months ended March 31, 2003 and the years ended December 31, 2002, 2001, 2000, 1999 and 1998 were:

	Earnings to Fixed Charges

	Three months ended March 31,	Twelve months ended March 31,	Twelve months ended December 31,
	2003	2003	2002	2001	2000	1999	1998

Con Edison	3.1	3.0	3.1	3.3	3.0	3.8	4.0
Con Edison of New York	3.2	3.2	3.4	3.7	3.2	4.2	4.4
O&R	5.4	3.5	3.3	3.5	3.4	2.5	2.9

For each of the Companies, the common equity ratio as of March 31, 2003 and the years ended December 31, 2002, 2001 and 2000 were:

	Common Equity Ratio

		As of December 31,
	As of March 31, 2003
		2002	2001	2000

Con Edison	49.0	48.2	49.8	49.1
Con Edison of New York	47.5	46.6	47.2	46.4
O&R	54.3	53.6	50.0	49.8

The commercial paper of the Companies is rated P-1, A-1 and F-1, respectively, by Moody's Investor Service, Inc. (Moody's), Standard & Poor's Rating Services (S&P) and Fitch Ratings (Fitch). Con Edison's unsecured debt is rated A2, A and A-, respectively, by Moody's, S&P and Fitch. The unsecured debt of Con Edison of New York and O&R, is rated A1, A+ and A+, respectively, by Moody's, S&P and Fitch. A securities rating is subject to revision or withdrawal at any time by the assigning rating organization. Moody's, S&P and Fitch are each completing a review of their ratings of the Companies' securities. Based upon preliminary indications, the Companies expect that the only changes to the ratings will be that S&P will change its ratings of Con Edison's and the utility subsidiaries' unsecured debt to A- and A, respectively.

Contractual Obligations and Commercial Commitments

At March 31, 2003, there was no material change in the Companies' contractual obligations and commercial commitments compared to those disclosed in "Contractual Obligations and Commercial Commitments" in the Con Edison and Con Edison of New York MD&A in Item 7 of the Form 10-K, other than long-term debt transactions described above and the capacity and energy purchase agreements described in the "Electric Power Requirements" below.

ELECTRIC POWER REQUIREMENTS

At March 31, 2003, there was no material change in the Companies' electric power requirements compared to those discussed in "Electric Power Requirements" in the Con Edison and Con Edison of New York MD&A in Item 7 of the Form 10-K, other than as described in the following two paragraphs.

In February 2003, Con Edison Energy agreed to supply an estimated 600 MW of electric load to New Jersey utilities (including 100 MW for a regulated subsidiary of O&R) for the period August 2003 through May 2004 and an additional 400 MW to unaffiliated New Jersey utilities for the period August 2003 through May 2006. Con Edison Energy has entered into contracts in connection with its supply obligations. At March 31, 2003, Con Edison Energy's contractual obligations to make payments for electric and gas purchases amounted to $195 million of which $118 million will be due within one year and the balance due within one to three years.

In April 2003, Con Edison of New York agreed to purchase 500 MW of electricity annually for ten years from a plant in Queens County, New York that is scheduled to be completed in May 2006. Con Edison of New York's total contractual obligations to make payments for purchases of electricity under long-term contracts at April 30, 2003, including this contract, amounted to $10.0 billion of which

$0.6 billion will be due within one year, $1.3 billion within one to three years, $1.3 billion between four and five years and the balance due after 5 years.

REGULATORY MATTERS

At March 31, 2003, there was no material change in the Companies' regulatory matters compared to those disclosed under "Regulatory Matters" in the Con Edison and Con Edison of New York MD&A in Item 7 in the Form 10-K and in "Rate and Restructuring Agreements and Recoverable Energy Costs" in Note A to the O&R financial statements in Item 8 of the Form 10-K, other than as described in the following paragraphs.

In March 2003, an Administrative Law Judge issued a Recommended Decision in the ongoing statewide proceeding to consider issues related to the "unbundling" of electric and gas utility rates, that is, the pricing of specific services provided by the utilities to their customers, in light of the ability of such customers to purchase a portion of these services (i.e., electric energy and gas, at retail) from competitive suppliers. See "Con Edison of New York - Regulation" in Part 1 of the Form 10-K. If adopted by the New York State Public Service Commission (PSC), the recommendations could, in certain circumstances, effectively result in the non-recovery of certain lost revenues from migration of customers to competitive markets. The company is opposing the recommendations. The company does not, however, expect adoption of the recommendations by the PSC would have a material adverse effect on its financial position, results of operations or liquidity. A PSC decision applicable to Con Edison of New York's electric and gas rates is expected in 2003.

O&R is currently in settlement negotiations before the PSC for new electric and gas rate agreements. O&R's most recent electric rate agreement expired in December 2002 and the current gas rate agreement is effective until October 2003.

FINANCIAL MARKET RISKS

The Companies are subject to various risks and uncertainties associated with their operations. The most significant market risks include interest rate risk, commodity price risk, credit risk and investment risk. At March 31, 2003, there were no material changes to the Companies' financial market risks from those disclosed under "Financial Market Risks" in the Con Edison and Con Edison of New York MD&A in Item 7 of the Form 10-K and O&R Narrative in Item 7A of the Form 10-K, to which reference is made.

Interest Rate Risk

Con Edison estimates that, as of March 31, 2003, a 10 percent variation in interest rates applicable to its variable rate debt of $1.3 billion would result in a change in annual interest expense of approximately $1 million. Assuming a 10 percent change in Con Edison of New York's and O&R's variable interest rates applicable to their debt of $1 billion and $78 million, respectively, annual interest expense for Con Edison of New York would change by $1 million with no material impact for O&R.

Commodity Price Risk

Con Edison estimates that, as of March 31, 2003, a 10 percent change in market prices would result in a change in fair value of $13 million for the derivative instruments used by its regulated utility subsidiaries to hedge purchases of electricity and gas, of which $10 million is for Con Edison of New York and

$3 million for O&R. Con Edison expects that any such change in fair value would be largely offset by directionally opposite changes in the cost of the electricity and gas purchased.

Con Edison's unregulated subsidiaries use a value-at-risk (VaR) model to assess the market risk of their electricity and gas commodity fixed price purchase and sales commitments, physical forward contracts, and commodity derivative instruments. VaR for hedges associated with generating assets and commodity contracts, assuming a one-day holding period, for the three months ended March 31, 2003, and 2002, respectively, was as follows:

	2003	2002

95% Confidence Level, One-Day Holding Period	(Millions of Dollars)
Average for the period	$1	$1
High	$2	$2
Low	$—	$1

Credit Risk

Con Edison's unregulated energy subsidiaries had $112 million of credit exposure, net of collateral, at March 31, 2003, of which $84 million was with investment grade counterparties and $21 million was with the New York Mercantile Exchange or independent system operators.

Investment Risk

The Companies' current investment policy for their pension plan assets includes investment targets of 60 percent equities and 40 percent fixed income and other securities. At March 31, 2003, the pension plan investments consisted of 53 percent equity and 47 percent fixed income and other securities.

ENERGY TRADING ACTIVITIES

Unregulated subsidiaries of Con Edison engage in energy trading activities that are accounted for in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. Con Edison Energy makes wholesale purchases and sales of electric, gas and related energy trading products and provides risk management services to other unregulated Con Edison subsidiaries in order to optimize the value of their electric generating facilities and retail supply contracts. It also engages in a limited number of other wholesale commodity transactions. Con Edison Energy utilizes forward contracts for the purchase and sale of electricity and capacity, over-the-counter swap contracts, exchange-traded natural gas and crude oil futures and options, transmission congestion contracts, natural gas transportation contracts and other physical and financial contracts.

For the period ended March 31, 2003, these contracts were marked to market in accordance with Emerging Issues Task Force (EITF) 02-3 and SFAS No. 133. Changes in fair value of energy trading contracts that do not qualify for hedge accounting treatment are recorded in income in the reporting period in which they occur. For the corresponding period in 2002, these contracts had been accounted for under EITF Issue No. 98-10, which was rescinded in October of 2002. Certain contracts, such as long-term natural gas transportation contracts that were marked to market under EITF Issue No. 98-10, do not fall within the scope of SFAS No. 133, and therefore, are no longer marked to market for accounting purposes.

The changes in fair value of energy trading net assets for the three months ended March 31, 2003 and 2002 were as follows:

	2003	2002

	(Millions of Dollars)
Fair value of net assets outstanding - beginning of period	$5	$11
Change in fair value during the period:
Net premium paid	2	—
Changes in fair value prior to settlement	3	8
Fair value realized at settlement of contracts	(1)	(3)

Total change in fair value during the period	4	5

Fair value of net assets outstanding - end of period	$9	$16

As of March 31, 2003, the sources of fair value of the energy trading net assets were as follows:

	Fair Value of Net Assets at Period End
Source of Fair Value	Maturity less than 1 year	Maturity 1 - 3 years	Maturity 4 - 5 years	Maturity in excess of 5 years	Total fair value

	(Millions of Dollars)
Prices provided by external sources	$14	$—	$—	$—	$14
Prices based on models and other valuation methods	(5)	—	—	—	(5)

Total	$9	$—	$—	$—	$9

"Prices provided by external sources" represent the fair value of exchange-traded futures and options and the fair value of positions for which price quotations are available through or derived from brokers or other market sources.

"Prices based on models and other valuation methods" represent the fair value of positions calculated using internal models when directly and indirectly quoted external prices or prices derived from external sources are not available. Internal models incorporate the use of options pricing and estimates of the present value of cash flows based upon underlying contractual terms. The models reflect management's estimates, taking into account observable market prices, estimated market prices in the absence of quoted market prices, the risk-free market discount rate, volatility factors, estimated correlations of energy commodity prices and contractual volumes. Counterparty specific credit quality, market price uncertainty and other risks are also factored into the models.

MATERIAL CONTINGENCIES

For information concerning potential liabilities arising from the Companies' material contingencies, see the notes to the Companies' financial statements in Part I, Item 1 of this report.

RESULTS OF OPERATIONS

FIRST QUARTER OF 2003 COMPARED WITH FIRST QUARTER OF 2002

The Companies' results of operations (which were discussed above under "Results of Operations—Summary") for the three months ended March 31, 2003 compared with the three months ended March 31, 2002 were:

	Con Edison*		Con Edison of New York		O&R

Millions of Dollars	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent

Operating revenues	$514	25.0%	$391	22.2%	$45	28.8%
Purchased power	195	29.1	156	28.1	18	47.4
Fuel	120	184.6	66	108.2	—	—
Gas purchased for resale	133	57.8	119	66.1	20	55.6
Operating revenues less purchased power, fuel and gas purchased for resale (net revenues)	66	6.0	50	5.2	7	8.5
Other operations and maintenance	51	15.1	37	13.2	—	—
Depreciation and amortization	9	7.5	6	5.6	1	12.5
Taxes, other than income tax	17	6.4	14	5.6	1	7.7
Income tax	(11)	(10.0)	(6)	(6.3)	2	22.2
Operating income	—	—	(1)	(0.4)	3	16.7
Other income less deductions and related federal income tax	(11)	(64.7)	(13)	(72.2)	1	N/A
Net interest charges	1	1.0	(1)	(1.1)	—	—
Preferred stock dividend requirements	—	—	—	—	—	—
Cumulative effect of change in accounting principle	(20)	(100.0)	—	—	—	—
Net income for common stock	$8	5.5%	$(13)	(8.6)%	$4	33.3%

* Represents the consolidated financial results of all Con Edison companies.

A discussion of the results of operations by principal business segment follows. Con Edison's principal segments are Con Edison of New York's regulated electric, gas and steam utility segments, O&R's regulated electric and gas utility and other operations segments, and Con Edison's unregulated businesses. For additional business segment financial information, see Note I to the financial statements in Part I, Item 1 of this report.

CON EDISON OF NEW YORK

Electric

Con Edison of New York's electric operating revenues in the first quarter of 2003 increased $170 million compared with the first quarter of 2002, reflecting higher fuel and purchased power costs of $155 million (see below). The increase also reflects the increase in net revenues (operating revenues less fuel and purchased power) due to the impact on deliveries of the cold winter weather in 2003 compared with the mild winter weather in 2002 ($17 million) and sales growth from factors other than weather ($14 million). In addition, the increase reflects a reserve booked in 2002 related to the sale of the Company's nuclear generating unit ($16 million). The increase in operating revenues was offset, in part, by a reserve for earnings in excess of a specified rate of return that are to be retained for customer benefit in accordance with the 2000 Electric Rate Agreement ($15 million) and the recognition in 2002 of a previously deferred gain on the sale of divested plants ($12 million). See "Recoverable Energy Costs" and "Rate and Restructuring Agreements" in Note A to the Con Edison of New York financial statements in Item 8 of the Form 10-K.

Con Edison of New York's electric sales and deliveries, excluding off-system sales, for the first quarter of 2003 compared with the first quarter of 2002 were:

MILLIONS OF KWHRS.

	Three Months Ended
Description	March 31, 2003	March 31, 2002	Variation	Percent Variation

Residential/Religious	2,965	2,768	197	7.1%
Commercial/Industrial	4,491	4,436	55	1.2
Other	35	34	1	2.9

Total Full Service Customers	7,491	7,238	253	3.5
Retail access customers	3,020	2,655	365	13.7

Sub-total	10,511	9,893	618	6.2
NYPA, Municipal Agency and Other Sales	2,639	2,381	258	10.8

Total Service Area	13,150	12,274	876	7.1%

Electric delivery volumes in Con Edison of New York's service territory increased 7.1 percent in the first quarter of 2003 compared with the first quarter of 2002. The increase in delivery volumes reflects the colder winter weather in 2003 compared with the mild winter in 2002. After adjusting for variations, principally weather and billing days in each period, electric delivery volumes in the service territory increased 3.1 percent in the first quarter of 2003 compared with the first quarter of 2002. Weather-adjusted sales represent an estimate of the sales that would have been made if historical average weather conditions had prevailed.

Con Edison of New York's electric purchased power costs increased $148 million in the first quarter of 2003 as compared with the first quarter of 2002, due to an increase in the average unit price of purchased power and to higher customer usage. This increase was offset in part by higher volumes of electricity purchased from other suppliers by participants in the company's retail access programs. Fuel costs increased $8 million reflecting an increase in the average unit price of fuel. In general, Con Edison of New York recovers prudently incurred fuel and purchased power costs pursuant to rate provisions approved by the PSC. See "Recoverable Energy Costs" in Note A to the Con Edison of New York financial statements in Item 8 of the Form 10-K.

Con Edison of New York's electric operating income decreased $16 million in the first quarter of 2003 compared with the first quarter of 2002. The principal component of the decrease was an increase in other operations and maintenance expense of $32 million due primarily to a reduced net credit for pension and other postretirement benefits. The decrease was offset in part by an increase in net revenues of $15 million as a result of higher sales from the cold winter weather in 2003 net of regulatory accounting and amortizations discussed above.

Gas

Con Edison of New York's gas operating revenues increased $124 million, resulting primarily from the higher cost of purchased gas ($119 million) in the first quarter of 2003 compared with the first quarter of 2002. The higher cost of purchased gas reflects higher unit costs and increased sales volumes. The increased sales volumes result primarily from the colder winter weather in the first quarter of 2003 compared with the mild winter in the first quarter of 2002. These revenue increases were partially offset by rate reductions implemented in accordance with the gas rate agreement approved by the PSC in 2002. See "Recoverable Energy Costs" in Note A to the Con Edison of New York financial statements in Item 8 of the Form 10-K.

Con Edison of New York's revenues from gas sales are subject to a weather normalization clause that moderates, but does not eliminate, the effect of weather-related changes on net income.

Gas operating income decreased $3 million in the first quarter of 2003 compared with the first quarter of 2002, reflecting higher other operations and maintenance expense ($5 million) reflecting primarily a reduced net credit for pension and other postretirement benefits and higher property taxes ($5 million), offset in part by an increase in net revenues (operating revenues less gas purchased for resale) of $5 million.

Con Edison of New York's gas sales and deliveries, excluding off-system sales, for the first quarter of 2003 compared with the first quarter of 2002 were:

THOUSANDS OF DTHS.

	Three Months Ended
Description	March 31, 2003	March 31, 2002	Variation	Percent Variation

Firm Sales
Residential	25,861	19,373	6,488	33.5%
General	15,840	12,545	3,295	26.3
Firm Transportation	7,159	5,909	1,250	21.2

Non-Firm Transportation of Gas	48,860	37,827	11,033	29.2
Off Peak/Interruptible Sales	5,684	4,045	1,639	40.5
Transportation of Customer Owned Gas
NYPA	3,842	4,220	(378)	(9.0)
Divested Plants	17,797	14,217	3,580	25.2
Other	7,244	7,563	(319)	(4.2)

Total Sales and Transportation	83,427	67,872	15,555	22.9%

Con Edison of New York's gas sales and transportation volumes for firm customers increased 29.2 percent in the first quarter 2003 compared with the first quarter of 2002. The increase reflects the impact of the cold winter weather in the first quarter of 2003 as compared with the mild weather in the first quarter of 2002. After adjusting for variations, principally weather and billing days in each period, firm gas sales and transportation volumes in the company's service area increased 3.3 percent in the 2003 period.

Steam

Con Edison of New York's steam operating revenues increased $97 million and steam operating income increased $18 million for the first quarter of 2003 compared with the first quarter of 2002. The higher revenues reflect higher sales volumes due to the cold winter weather in the first quarter of 2003 as compared with the mild weather in the first quarter of 2002. The increase also includes higher fuel and purchased power costs for the first quarter of 2003 compared to the first quarter of 2002. See "Recoverable Energy Costs" in Note A to the Con Edison of New York financial statements in Item 8 of the Form 10-K. The increase in operating income reflects primarily the increase in net revenues (operating revenues less fuel and purchased power costs) of $29 million, offset in part by higher income taxes ($10 million).

Con Edison of New York's steam sales and deliveries for the first quarter of 2003 compared with the first quarter of 2002 were:

MILLIONS OF POUNDS

	Three Months Ended
Description	March 31, 2003	March 31, 2002	Variation	Percent Variation

General	447	302	145	48.0%
Apartment house	3,446	2,628	818	31.1
Annual power	6,779	5,006	1,773	35.4

Total Sales	10,672	7,936	2,736	34.5%

Steam sales volumes increased 34.5 percent in the first quarter of 2003 compared to the 2002 period, primarily as a result of the cold winter weather in 2003 as compared with the mild winter in 2002. After adjusting for variations, principally weather and billing days in each period, steam sales increased 1.2 percent.

Other Income

Other income (deductions) decreased $13 million in the first quarter of 2003 compared to the first quarter of 2002. The decrease is due primarily to an increase in income tax expense as a result of the recognition in 2002 of income tax benefits relating to the September 2001 sale of the company's nuclear generating unit.

O&R

Electric

Electric operating revenues increased $23 million during the three months ended March 31, 2003 compared to the 2002 period. The increase was primarily the result of increased sales and higher purchased power costs in the 2003 period. See "Recoverable Energy Costs" in Note A to the O&R financial statements in Item 8 of the Form 10-K.

O&R's electric sales and deliveries, excluding off-system sales, for the first quarter of 2003 compared with the first quarter of 2002 were:

MILLIONS OF KWHRS.

	Three Months Ended
Description	March 31, 2003	March 31, 2002	Variation	Percent Variation

Residential/Religious	437	397	40	10.1%
Commercial/Industrial	572	568	4	0.7
Other	27	27	—	—

Total Full Service Customers	1,036	992	44	4.4

Retail Access Customers	308	248	60	24.2

Total Service Area	1,344	1,240	104	8.4%

Electric delivery volumes in the first quarter of 2003 increased 8.4 percent compared to the 2002 period due to the cold winter weather in 2003 compared with the mild winter in 2002, customer growth and higher average usage. After adjusting for weather variations, total electric delivery volumes were 3.3 percent higher in the current year.

Purchased power cost increased $18 million during the first three months of 2003 compared to the 2002 period. This increase reflects increases in the average unit cost of purchased power and higher energy usage by full-service customers, offset in part by increased volumes of electricity purchased by customers from other suppliers by participants in O&R's retail access program.

Electric operating income increased $3 million during the three months ended March 31, 2003 as compared to the 2002 period. The increase reflects an increase in net revenues (operating revenues less fuel and purchased power) of $5 million, which is due primarily to increased sales. The increase in net revenues is partially offset by increased depreciation and amortization expenses of $1 million and increased federal and state income tax of $1 million.

Gas

Gas operating revenues increased $22 million during the three months ended March 31, 2003 compared to the 2002 period. The increase was primarily the result of increased sales to firm customers and increased gas costs in the 2003 period from the cold winter weather. See "Recoverable Energy Costs" in Note A to the O&R financial statements in Item 8 of the Form 10-K.

O&R's gas sales and deliveries, excluding off-system sales, for the first quarter of 2003 compared with the first quarter of 2002 were:

THOUSANDS OF DTHS.

	Three Months Ended
Description	March 31, 2003	March 31, 2002	Variation	Percent Variation

Firm Sales
Residential	5,428	4,510	918	20.4%
General	1,723	1,461	262	17.9
Firm Transportation	3,439	2,455	984	40.1

Total Firm Sales and Transportation	10,590	8,426	2,164	25.7
Off Peak/Interruptible Sales	1,903	2,074	(171)	(8.2)
Non-Firm Transportation of Gas
Divested Plants	815	1,597	(782)	(49.0)
Other	499	382	117	30.6

Total Sales and Transportation	13,807	12,479	1,328	10.6%

Total firm gas sales volumes for the first quarter of 2003 increased 25.7 percent compared to the 2002 period. O&R's revenues from gas sales in New York are subject to a weather normalization clause that moderates, but does not eliminate, the effect of weather-related changes on net income. After adjusting for weather variations in each period, total firm sales and transportation volumes were 1.1 percent higher for the 2003 period compared to the 2002 period.

The cost of gas purchased for resale increased $20 million in the 2003 period compared to the 2002 period due to higher sales volumes and higher unit costs.

For the quarter ended March 31, 2003, gas operating income was unchanged. The $2 million increase in net gas revenues (operating revenues less purchased gas) was offset in part by increased gas operations and maintenance expenses of $1 million and increased federal and state income tax of $1 million.

Taxes Other Than Income Taxes

Taxes other than income taxes increased by $1 million in the 2003 period compared to the 2002 period. The increase was due primarily to higher property taxes and payroll taxes.

Income Taxes

Income taxes increased by $2 million in the 2003 period compared to the 2002 period, due to the higher taxable income in the current period.

Other Income

Other income (deductions) increased by $1 million in the 2003 period compared to the 2002 period due primarily to a $1 million after-tax gain on a January 2003 sale of land by an O&R unregulated subsidiary.

UNREGULATED BUSINESSES

Unregulated operating income for the first quarter of 2003 was $1 million lower than the 2002 period. Operating revenues increased $79 million in the 2003 period compared to 2002 due primarily to higher sales from increased generating capacity and increased retail electric sales.

Operating expenses, excluding income taxes, increased by $87 million, reflecting increased fuel and purchased power supply costs of $70 million and a $17 million increase in operation and maintenance expenses attributable to increased costs to operate the generation assets ($12 million), Con Edison Communication's additional business development costs ($4 million) and higher depreciation on telecommunications and generating assets placed in service after March 2002 ($2 million). Operating income taxes decreased $7 million in the first quarter 2003 as compared with the 2002 period reflecting lower taxable income.

Other income (deductions) decreased $3 million for the first quarter of 2003 compared to the 2002 period, prior to consolidation adjustments, reflecting lower unrealized gains on derivative contracts ($3 million), offset by the first quarter 2002 write down of an investment in Neon Communications ($4 million after tax). Other income (deductions) for the 2003 period also reflect a fee of $4 million paid to Con Edison in connection with its guarantee of certain subsidiary obligations. Excluding this fee, which was eliminated in the preparation of Con Edison's consolidated financial statements, other income (deductions) increased $1 million.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

For information about the Companies' primary market risks associated with activities in derivative financial instruments, other financial instruments and derivative commodity instruments, see "Financial Market Risks" in the Management's Discussion and Analysis of Financial Condition and Results of Operations in Part 1, Item 2 of this report, which information is incorporated herein by reference. Also, see Item 7A of the Companies' combined Annual Report on Form 10-K for the year ended December 31, 2002 (the Form 10-K).

ITEM 4.    CONTROLS AND PROCEDURES

For each of the Companies, its principal executive officer and principal financial officer, based upon his or her evaluation of its disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended) within 90 days prior to the filing date of this report, have concluded that these controls and other procedures are effective to provide reasonable assurance that the information required to be disclosed by the company of which he or she is the principal executive officer or principal financial officer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. There have been no significant changes in the internal controls of any of the Companies or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements intended to qualify for the safe-harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements of future expectation and not facts. Words such as "expects," "estimates," "anticipates," "intends," "plans," "will" and similar expressions identify forward-looking statements.

Actual results or developments might differ materially from those included in the forward-looking statements because of various factors such those detailed in "Forward-Looking Statements" in Part II of the Form 10-K.

PART II.    OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Con Edison

Northeast Utilities

For information about legal proceedings relating to Con Edison's October 1999 agreement to acquire Northeast Utilities, see Note F to the financial statements included in Part 1, Item 1 of this report (which information is incorporated herein by reference).

Con Edison of New York

Asbestos Proceedings

For information about Con Edison of New York's legal proceedings relating to asbestos, see Note D to the financial statements included in Part 1, Item 1 of this report (which information is incorporated herein by reference).

In March 2003, a jury awarded a 53-year old man $47 million for asbestos-related injuries in an action in New York State Supreme Court, New York County, entitled Robert Croteau v. A.C.& S., Inc. et al. The man was employed by a subcontractor who did work in the 1970s on two power plants being constructed for Con Edison of New York. The jury found that Con Edison of New York was 34 percent liable for the damages. In the event the court confirms the verdict, Con Edison of New York will appeal. If the verdict is ultimately upheld, Con Edison of New York believes it is entitled to full reimbursement from other entities.

Con Edison of New York believes that the preliminary verdict is grossly excessive and not supported by either the facts or the law. Con Edison of New York has filed motions to set aside the preliminary verdict. Con Edison of New York believes that it has strong legal and factual arguments supporting its position that the verdict should be overturned.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)
EXHIBITS

Con Edison

Exhibit 10.1.1	Consolidated Edison, Inc. Long Term Incentive Plan.
Exhibit 10.1.2
The Consolidated Edison, Inc. Restricted Stock Plan for Non-Employee Directors, effective October 1, 1998. (Designated in Con Edison's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-14514) as Exhibit 10.20.)
Exhibit 12.1	Statement of computation of Con Edison's ratio of earnings to fixed charges for the three-month period ended March 31, 2003, the years 1998-2002 and the twelve-month period ended March 31, 2003.
Exhibit 99.1.1	Certification of chief executive officer required under Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 99.1.2	Certification of chief financial officer required under Section 906 of the Sarbanes-Oxley Act of 2002.

Con Edison of New York

Exhibit 10.2.1
Consolidated Edison Company of New York, Inc. Retirement Plan for Trustees, effective as of July 1, 1988. (Designated in Con Edison of New York's Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 1-1217) as Exhibit 10(ee).)
Exhibit 10.2.2
Amendment No. 1, dated September 28, 1990, to the Consolidated Edison Company of New York, Inc. Retirement Plan for Trustees. (Designated in Con Edison of New York's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1990 (File No. 1-1217) as Exhibit 19(c).)
Exhibit 12.2
Statement of computation of Con Edison of New York's ratio of earnings to fixed charges for the three-month period ended March 31, 2003, the years 1998-2002 and the twelve-month period ended March 31, 2003.
Exhibit 99.2.1	Certification of chief executive officer required under Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 99.2.2	Certification of chief financial officer required under Section 906 of the Sarbanes-Oxley Act of 2002.

O&R

Exhibit 10.3
Annual Team Incentive Plan, effective January 1, 1995, described on pages 9-10 of O&R's definitive proxy statement filed with the Securities and Exchange Commission on March 6, 1998, for O&R's Annual Meeting of shareholders, which description is hereby incorporated by reference (File No. 1-4315).
Exhibit 12.3	Statement of computation of O&R's ratio of earnings to fixed charges for the three-month period ended March 31, 2003, the years 1998-2002 and the twelve-month period ended March 31, 2003.
Exhibit 99.3.1	Certification of chief executive officer required under Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 99.3.2	Certification of chief financial officer required under Section 906 of the Sarbanes-Oxley Act of 2002.
(b)
REPORTS ON FORM 8-K

Con Edison filed Current Reports on Form 8-K dated (i) January 16, 2003, reporting under Item 5) its unaudited net income for common stock for 2002 and certain information about its pension plan and furnishing (under Item 9) a copy of its press release, dated January 16, 2003, and certain additional information; (ii) dated February 11, 2003, furnishing (under Item 9) a presentation dated February 11, 2003; and (iii) dated April 17, 2003, furnishing (under Item 9) a copy of its press release, dated April 17, 2003, reporting, among other things, its unaudited net income for common stock for the three months ended March 31, 2003.

The Companies filed no other Current Reports on Form 8-K during the quarter ended March 31, 2003.

Con Edison of New York filed a Current Report on Form 8-K, dated April 7, 2003, reporting (under Item 5) the completion of the sale of $175 million aggregate principal amount of the company's 5.875% Debentures, Series 2003 A.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Consolidated Edison, Inc.
Consolidated Edison Company of New York, Inc.
DATE: May 15, 2003	By	/s/ JOAN S. FREILICH Joan S. Freilich Executive Vice President, Chief Financial Officer and Duly Authorized Officer
Orange and Rockland Utilities, Inc.
DATE: May 15, 2003	By:	/s/ EDWARD J. RASMUSSEN Edward J. Rasmussen Vice President, Chief Financial Officer and Duly Authorized Officer

Certifications

CON EDISON - Principal Executive Officer

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

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATE: May 15, 2003

/s/ EUGENE R. MCGRATH Eugene R. McGrath
Chairman, President and Chief Executive Officer

CON EDISON - Principal Financial Officer

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

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATE: May 15, 2003

/s/ JOAN S. FREILICH Joan S. Freilich
Executive Vice President and Chief Financial Officer

CON EDISON OF NEW YORK - Principal Executive Officer

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

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATE: May 15, 2003

/s/ EUGENE R. MCGRATH Eugene R. McGrath
Chairman and Chief Executive Officer

CON EDISON OF NEW YORK - Principal Financial Officer

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

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATE: May 15, 2003

/s/ JOAN S. FREILICH Joan S. Freilich
Executive Vice President and Chief Financial Officer

O&R - Principal Executive Officer

I, John D McMahon, the principal executive officer of Orange and Rockland Utilities, Inc., certify that:

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

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATE: May 15, 2003

/s/ JOHN D. MCMAHON John D. McMahon
President and Chief Executive Officer

O&R - Principal Financial Officer

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

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATE: May 15, 2003

/s/ EDWARD J. RASMUSSEN Edward J. Rasmussen
Vice President and Chief Financial Officer

QuickLinks

Filing Format
Table of Contents
GLOSSARY OF TERMS
Consolidated Edison, Inc. CONSOLIDATED BALANCE SHEET (UNAUDITED)
Consolidated Edison, Inc. CONSOLIDATED BALANCE SHEET (UNAUDITED)
Consolidated Edison, Inc. CONSOLIDATED INCOME STATEMENT (UNAUDITED)
Consolidated Edison, Inc. CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)
Consolidated Edison, Inc. CONSOLIDATED STATEMENT OF RETAINED EARNINGS (UNAUDITED)
Consolidated Edison, Inc. CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
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
Orange and Rockland Utilities, Inc. CONSOLIDATED INCOME STATEMENT (UNAUDITED)
Orange and Rockland Utilities, Inc. CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)
Orange and Rockland Utilities, Inc. CONSOLIDATED STATEMENT OF RETAINED EARNINGS (UNAUDITED)
Orange and Rockland Utilities, Inc. CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
Notes to Consolidated Financial Statements
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON, CON EDISON OF NEW YORK AND O&R)
Forward-Looking Statements
Signatures
Certifications