Form 10-Q
period 2003-06-30
CONSOLIDATED EDISON CO OF NEW YORK INC; ORANGE & ROCKLAND UTILITIES INC; CONSOLIDATED EDISON INC
filed 2003-08-12
CIK 23632, 74778, 1047862

QuickLinks -- Click here to rapidly navigate through this document

Form 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

/x/	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended JUNE 30, 2003
OR
/ /	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number	Exact name of registrant as specified in its charter and principal office address and telephone number	State of Incorporation	I.R.S. Employer ID Number
1-14514	Consolidated Edison, Inc. 4 Irving Place, New York, New York 10003 (212) 460-4600	New York	13-3965100
1-1217	Consolidated Edison Company of New York, Inc. 4 Irving Place, New York, New York 10003 (212) 460-4600	New York	13-5009340
1-4315	Orange and Rockland Utilities, Inc. One Blue Hill Plaza, Pearl River, New York 10965 (845) 352-6000	New York	13-1727729

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

As of the close of business on July 31, 2003, Consolidated Edison, Inc. (Con Edison) had outstanding 224,955,797 Common Shares ($.10 par value). Con Edison owns all of the outstanding common equity of Consolidated Edison Company of New York, Inc. (Con Edison of New York) and Orange and Rockland Utilities, Inc. (O&R).

Filing Format

This Quarterly Report on Form 10-Q is a combined report being filed separately by three different registrants: Consolidated Edison, Inc. (Con Edison), Consolidated Edison Company of New York, Inc. (Con Edison of New York) and Orange and Rockland Utilities, Inc. (O&R). Con Edison of New York and O&R are subsidiaries of Con Edison and together with Con Edison are referred to in this report as "the Companies." Neither Con Edison of New York nor O&R makes any representation as to the information contained in this report relating to Con Edison or the subsidiaries of Con Edison other than itself.

GLOSSARY OF TERMS

The following is a glossary of frequently used abbreviations or acronyms that are found throughout this report:

Con Edison Companies
Companies	Con Edison, Con Edison of New York and O&R, collectively
Con Edison	Consolidated Edison, Inc.
Con Edison Communications	Con Edison Communications, LLC
Con Edison Development	Consolidated Edison Development, Inc.
Con Edison Energy	Consolidated Edison Energy, Inc.
Con Edison of New York	Consolidated Edison Company of New York, Inc.
Con Edison Solutions	Consolidated Edison Solutions, Inc.
O&R	Orange and Rockland Utilities, Inc.
RECO	Rockland Electric Company
Regulatory and State Agencies
NJBPU	New Jersey Board of Public Utilities
NYPA	New York Power Authority
PSC	New York State Public Service Commission
SEC	Securities and Exchange Commission
Other
AFDC	Allowance for Funds used During Construction
dth	Dekatherm
EITF	Emerging Issues Task Force
FASB	Financial Accounting Standards Board
Form 10-K	Companies' combined Annual Report on Form 10-K for the year ended December 31, 2002
kWh	Kilowatt-hour
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
MW	Megawatts or thousand kilowatts
NYISO	New York Independent System Operator
OCI	Other Comprehensive Income
PCBs	Polychlorinated biphenyls
SFAS	Statement of Financial Accounting Standards
Superfund	Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980
VaR	Value-at-Risk

Consolidated Edison, Inc.

CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	June 30, 2003	December 31, 2002

	(Millions of Dollars)
ASSETS
UTILITY, PLANT, AT ORIGINAL COST
Electric	$11,850	$11,568
Gas	2,593	2,530
Steam	777	768
General	1,458	1,435

TOTAL	16,678	16,301
Less: Accumulated depreciation	4,752	4,660

NET	11,926	11,641
Construction work in progress	1,100	989

NET UTILITY PLANT	13,026	12,630

NON-UTILITY PLANT
Unregulated generating assets, less accumulated depreciation of $35 and $30 in 2003 and 2002, respectively	556	222
Non-utility property, less accumulated depreciation of $26 and $19 in 2003 and 2002, respectively	162	140
Construction work in progress	39	347

NET PLANT	13,783	13,339

CURRENT ASSETS
Cash and temporary cash investments	60	118
Restricted cash	16	14
Funds held for the redemption of long-term debt	—	275
Accounts receivable - customers, less allowance for uncollectible accounts of $36 and $35 in 2003 and 2002, respectively	735	683
Accrued unbilled revenue	55	54
Other receivables, less allowance for uncollectible accounts of $5 and $1 in 2003 and 2002, respectively	172	169
Fuel, at average cost	37	23
Gas in storage, at average cost	105	81
Materials and supplies, at average cost	97	92
Prepayments	69	73
Other current assets	136	125

TOTAL CURRENT ASSETS	1,482	1,707

INVESTMENTS	240	235

DEFERRED CHARGES, REGULATORY ASSETS AND NONCURRENT ASSETS
Goodwill	406	406
Intangible assets, less accumulated amortization of $11 and $10 in 2003 and 2002, respectively	83	82
Prepaid pension costs	1,106	1,024
Regulatory assets	1,950	1,866
Other deferred charges and noncurrent assets	231	196

TOTAL DEFERRED CHARGES, REGULATORY ASSETS AND NONCURRENT ASSETS	3,776	3,574

TOTAL ASSETS	$19,281	$18,855

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.

CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	June 30, 2003	December 31, 2002

	(Millions of Dollars)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION
Common stock, authorized 500,000,000 shares; outstanding 224,822,736 shares and 213,932,934 shares in 2003 and 2002, respectively	$1,985	$1,551
Retained earnings	5,396	5,420
Treasury stock, at cost: 23,210,700 shares in 2003 and 2002	(1,001)	(1,001)
Capital stock expense	(39)	(36)
Accumulated other comprehensive income (loss)	(17)	(13)

TOTAL COMMON SHAREHOLDERS' EQUITY	6,324	5,921

Preferred stock	213	213
Long-term debt	6,211	6,168

TOTAL CAPITALIZATION	12,748	12,302

MINORITY INTERESTS	9	9
NONCURRENT LIABILITIES
Obligations under capital leases	38	38
Provision for injuries and damages	197	197
Pension and benefits	226	206
Superfund and other environmental costs	138	143
Independent power producer buyout	32	33
Other noncurrent liabilities	40	41

TOTAL NONCURRENT LIABILITIES	671	658

CURRENT LIABILITIES
Long-term debt due within one year	164	473
Notes payable	269	162
Accounts payable	887	919
Customer deposits	219	221
Accrued taxes	98	100
Accrued interest	102	94
System benefits charge	27	27
Accrued wages	81	82
Other current liabilities	204	196

TOTAL CURRENT LIABILITIES	2,051	2,274

DEFERRED CREDITS AND REGULATORY LIABILITIES
Deferred income taxes	2,683	2,598
Deferred investment tax credits	109	112
Regulatory liabilities	1,004	898
Other deferred credits	6	4

TOTAL DEFERRED CREDITS AND REGULATORY LIABILITIES	3,802	3,612

TOTAL CAPITALIZATION AND LIABILITIES	$19,281	$18,855

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.

CONSOLIDATED INCOME STATEMENT
(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2002	2003	2002

	(Millions of Dollars)
OPERATING REVENUES
Electric	$1,561	$1,400	$3,054	$2,701
Gas	326	242	946	716
Steam	97	70	334	212
Non-utility	192	136	412	276

TOTAL OPERATING REVENUES	2,176	1,848	4,746	3,905

OPERATING EXPENSES
Purchased power	906	702	1,770	1,370
Fuel	102	47	287	112
Gas purchased for resale	192	119	556	350
Other operations	280	229	575	468
Maintenance	91	99	184	198
Depreciation and amortization	130	122	259	243
Taxes, other than income taxes	270	269	554	536
Income taxes	41	61	141	170

TOTAL OPERATING EXPENSES	2,012	1,648	4,326	3,447

OPERATING INCOME	164	200	420	458

OTHER INCOME (DEDUCTIONS)
Investment income	2	—	2	1
Allowance for equity funds used during construction	4	2	6	6
Other income	6	8	12	15
Other deductions	(5)	(6)	(8)	(15)
Income taxes	2	2	3	16

TOTAL OTHER INCOME (DEDUCTIONS)	9	6	15	23

INCOME BEFORE INTEREST CHARGES	173	206	435	481

Interest on long-term debt	99	99	198	193
Other interest	8	8	16	19
Allowance for borrowed funds used during construction	(3)	(2)	(5)	(2)

NET INTEREST CHARGES	104	105	209	210

INCOME BEFORE PREFERRED STOCK DIVIDENDS	69	101	226	271

PREFERRED STOCK DIVIDEND REQUIREMENTS	3	3	6	7

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	66	98	220	264

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE (NET OF INCOME TAXES OF $14)	—	—	—	20

NET INCOME FOR COMMON STOCK	$66	$98	$220	$244

EARNINGS PER COMMON SHARE - BASIC
Before cumulative effect of change in accounting principle	$0.29	$0.46	$1.01	$1.24

Cumulative effect of change in accounting principle	$—	$—	$—	$0.10

After cumulative effect of change in accounting principle	$0.29	$0.46	$1.01	$1.14

EARNINGS PER COMMON SHARE - DILUTED
Before cumulative effect of change in accounting principle	$0.29	$0.46	$1.01	$1.24

Cumulative effect of change in accounting principle	$—	$—	$—	$0.10

After cumulative effect of change in accounting principle	$0.29	$0.46	$1.01	$1.14

DIVIDENDS DECLARED PER SHARE OF COMMON STOCK	$0.560	$0.555	$1.120	$1.110

AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC (IN MILLIONS)	219.3	212.8	217.1	212.5

AVERAGE NUMBER OF SHARES OUTSTANDING - DILUTED (IN MILLIONS)	220.3	213.9	218.0	213.7

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2002	2003	2002

	(Millions of Dollars)
NET INCOME FOR COMMON STOCK	$66	$98	$220	$244
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES
Minimum pension liability adjustments, net of ($2) taxes in 2002	—	—	—	(3)
Unrealized gains (losses) on derivatives qualified as hedges, net of ($1), ($1), $8 and $7 taxes, respectively	(2)	(1)	11	10
Less: Reclassification adjustment for gains (losses) included in net income, net of $3, $0, $11 and ($5) taxes, respectively	4	1	15	(8)

TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES	(6)	(2)	(4)	15

COMPREHENSIVE INCOME	$60	$96	$216	$259

Consolidated Edison, Inc.

CONSOLIDATED STATEMENT OF RETAINED EARNINGS
(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2002	2003	2002

	(Millions of Dollars)
BEGINNING BALANCE	$5,453	$5,278	$5,420	$5,251
Less: Stock options exercised	3	2	4	3
Income before preferred stock dividends	69	101	226	271
Less: Cumulative effect of change in accounting principle	—	—	—	20

NET INCOME AFTER CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	69	101	226	251

TOTAL	5,519	5,377	5,642	5,499

DIVIDENDS ON CAPITAL STOCK
Cumulative preferred, at required annual rates	3	3	6	7
Common, $.56, $.555, $1.12 and $1.11 per share, respectively	120	118	240	236

TOTAL DIVIDENDS	123	121	246	243

ENDING BALANCE	$5,396	$5,256	$5,396	$5,256

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30,
	2003	2002

	(Millions of Dollars)
OPERATING ACTIVITIES
Income before preferred stock dividends	$226	$271
PRINCIPAL NON-CASH CHARGES (CREDITS) TO INCOME
Depreciation and amortization	259	243
Deferred income taxes	46	157
Common equity component of allowance for funds used during construction	(6)	(6)
Prepaid pension costs (net of capitalized amounts)	(63)	(140)
Other non-cash charges	(4)	18
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable - customers, less allowance for uncollectibles	(52)	(11)
Materials and supplies, including fuel and gas in storage	(43)	45
Prepayments, other receivables and other current assets	(10)	(37)
Recoverable energy costs	(32)	(93)
Accounts payable	(32)	90
Pension and benefits	20	46
Accrued taxes	(2)	(148)
Accrued interest	8	1
Deferred charges and regulatory assets	(14)	14
Deferred credits and regulatory liabilities	28	45
Transmission congestion contracts	80	74
Other assets	(17)	(2)
Other liabilities	(14)	(52)

NET CASH FLOWS FROM OPERATING ACTIVITIES	378	515

INVESTING ACTIVITIES
Utility construction expenditures	(596)	(515)
Cost of removal less salvage	(63)	(64)
Non-utility construction expenditures	(61)	(153)
Common equity component of allowance for funds used during construction	6	6
Investments by unregulated subsidiaries	(4)	(1)
Demolition and remediation costs for First Avenue properties	(3)	(2)

NET CASH FLOWS USED IN INVESTING ACTIVITIES	(721)	(729)

FINANCING ACTIVITIES
Net proceeds from short-term debt	107	(178)
Repayment/retirement of long-term debt	(846)	(300)
Additions to long-term debt	576	625
Issuance of common stock	412	10
Application of funds held for redemption of long-term debt	275	—
Debt and equity issuance costs	(23)	(11)
Common stock dividends	(208)	(214)
Preferred stock dividends	(6)	(4)

NET CASH FLOWS FROM/(USED IN) FINANCING ACTIVITIES	287	(72)

CASH AND TEMPORARY CASH INVESTMENTS:
NET CHANGE FOR THE PERIOD	(56)	(286)
BALANCE AT BEGINNING OF PERIOD	132	359

BALANCE AT END OF PERIOD	76	73
LESS: RESTRICTED CASH	16	14

BALANCE: CASH AND TEMPORARY CASH INVESTMENTS	$60	$59

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$201	$209
Income taxes	80	28

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	June 30, 2003	December 31, 2002

	(Millions of Dollars)
ASSETS
UTILITY PLANT, AT ORIGINAL COST
Electric	$11,103	$10,834
Gas	2,287	2,230
Steam	777	768
General	1,343	1,317

TOTAL	15,510	15,149
Less: Accumulated depreciation	4,338	4,254

Net	11,172	10,895
Construction work in progress	1,078	965

NET UTILITY PLANT	12,250	11,860

NON-UTILITY PROPERTY
Non-utility property	28	35

NET PLANT	12,278	11,895

CURRENT ASSETS
Cash and temporary cash investments	47	88
Funds held for the redemption of long-term debt	—	275
Accounts receivable - customers, less allowance for uncollectible accounts of $29 in 2003 and 2002	632	602
Other receivables, less allowance for uncollectible accounts of $4 and $— in 2003 and 2002, respectively	101	84
Accounts receivable - from affiliated companies	27	25
Fuel, at average cost	29	18
Gas in storage, at average cost	83	63
Materials and supplies, at average cost	85	83
Prepayments	49	56
Other current assets	60	55

TOTAL CURRENT ASSETS	1,113	1,349

INVESTMENTS	3	3

DEFERRED CHARGES, REGULATORY ASSETS AND NONCURRENT ASSETS
Prepaid pension costs	1,106	1,024
Regulatory assets	1,697	1,630
Other deferred charges and noncurrent assets	188	164

TOTAL DEFERRED CHARGES, REGULATORY ASSETS AND NONCURRENT ASSETS	2,991	2,818

TOTAL ASSETS	$16,385	$16,065

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	June 30, 2003	December 31, 2002

	(Millions of Dollars)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION
Common stock, authorized 340,000,000 shares; outstanding 235,488,094 shares in 2003 and 2002	$1,863	$1,482
Repurchased Consolidated Edison, Inc. common stock	(962)	(962)
Retained earnings	4,427	4,411
Capital stock expense	(39)	(36)
Accumulated other comprehensive income (loss)	(5)	(5)

TOTAL COMMON SHAREHOLDERS' EQUITY	5,284	4,890

Preferred stock
$5 Cumulative Preferred	175	175
4.65% Series C	16	16
4.65% Series D	22	22

TOTAL PREFERRED STOCK	213	213

Long-term debt	5,443	5,394

TOTAL CAPITALIZATION	10,940	10,497

NONCURRENT LIABILITIES
Obligations under capital leases	37	38
Provision for injuries and damages	187	188
Pension and benefits	114	108
Superfund and other environmental costs	102	108
Independent power producer buyout	32	33
Other noncurrent liabilities	9	8

TOTAL NONCURRENT LIABILITIES	481	483

CURRENT LIABILITIES
Long-term debt due within one year	150	425
Accounts payable	721	743
Accounts payable to affiliated companies	21	19
Customer deposits	206	209
Accrued taxes	95	93
Accrued interest	88	80
System benefits charge	27	27
Accrued wages	76	76
Other current liabilities	131	130

TOTAL CURRENT LIABILITIES	1,515	1,802

DEFERRED CREDITS AND REGULATORY LIABILITIES
Deferred income taxes	2,412	2,344
Deferred investment tax credits	103	106
Regulatory liabilities	934	833

TOTAL DEFERRED CREDITS AND REGULATORY LIABILITIES	3,449	3,283

TOTAL CAPITALIZATION AND LIABILITIES	$16,385	$16,065

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company Of New York, Inc.

CONSOLIDATED INCOME STATEMENT
(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2002	2003	2002

	(Millions of Dollars)
OPERATING REVENUES
Electric	$1,441	$1,283	$2,821	$2,491
Gas	290	215	823	624
Steam	97	70	334	212

TOTAL OPERATING REVENUES	1,828	1,568	3,978	3,327

OPERATING EXPENSES
Purchased power	733	560	1,445	1,116
Fuel	77	41	204	102
Gas purchased for resale	167	97	466	277
Other operations	212	177	443	364
Maintenance	86	92	172	186
Depreciation and amortization	114	109	227	216
Taxes, other than income taxes	251	251	515	500
Income taxes	37	55	126	150

TOTAL OPERATING EXPENSES	1,677	1,382	3,598	2,911

OPERATING INCOME	151	186	380	416

OTHER INCOME (DEDUCTIONS)
Allowance for equity funds used during construction	4	2	6	6
Other income	8	5	13	8
Other deductions	(3)	(3)	(5)	(5)
Income taxes	(1)	1	—	13

TOTAL OTHER INCOME (DEDUCTIONS)	8	5	14	22

INCOME BEFORE INTEREST CHARGES	159	191	394	438

Interest on long-term debt	87	85	176	169
Other interest	7	7	14	16
Allowance for borrowed funds used during construction	(3)	(1)	(5)	(2)

NET INTEREST CHARGES	91	91	185	183

INCOME BEFORE PREFERRED STOCK DIVIDENDS	68	100	209	255

PREFERRED STOCK DIVIDEND REQUIREMENTS	3	3	6	7

NET INCOME FOR COMMON STOCK	$65	$97	$203	$248

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2002	2003	2002

	(Millions of Dollars)
NET INCOME FOR COMMON STOCK	$65	$97	$203	$248
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES
Minimum pension liability adjustments, net of ($2) taxes in 2002	—	—	—	(3)
Unrealized gains on derivatives qualified as hedges, net of $2 taxes in 2002	—	—	—	3
Less: Reclassification adjustment for gains (losses) included in net income	—	—	—	—

TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES	—	—	—	—

COMPREHENSIVE INCOME	$65	$97	$203	$248

Consolidated Edison Company of New York, Inc.

CONSOLIDATED STATEMENT OF RETAINED EARNINGS
(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2002	2003	2002

	(Millions of Dollars)
BEGINNING BALANCE	$4,455	$4,237	$4,411	$4,185
Income before preferred stock dividends	68	100	209	255

TOTAL	4,523	4,337	4,620	4,440

DIVIDENDS ON CAPITAL STOCK
Cumulative preferred, at required annual rates	3	3	6	7
Common	93	93	187	192

TOTAL DIVIDENDS	96	96	193	199

ENDING BALANCE	$4,427	$4,241	$4,427	$4,241

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30,
	2003	2002

	(Millions of Dollars)
OPERATING ACTIVITIES
Income before preferred stock dividends	$209	$255
PRINCIPAL NON-CASH CHARGES (CREDITS) TO INCOME
Depreciation and amortization	227	216
Deferred income taxes	29	86
Common equity component of allowance for funds used during construction	(6)	(6)
Prepaid pension costs (net of capitalized amounts)	(63)	(140)
Other non-cash charges	2	67
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable - customers, less allowance for uncollectibles	(30)	(11)
Materials and supplies, including fuel and gas in storage	(33)	35
Prepayments, other receivables and other current assets	(17)	(12)
Recoverable energy costs	(24)	(97)
Accounts payable	(22)	32
Pension and benefits	7	37
Accrued taxes	2	(148)
Accrued interest	8	(5)
Deferred charges and regulatory assets	(5)	19
Deferred credits and regulatory liabilities	21	44
Transmission congestion contracts	80	74
Other assets	(3)	(26)
Other liabilities	(15)	11

NET CASH FLOWS FROM OPERATING ACTIVITIES	367	431

INVESTING ACTIVITIES
Construction expenditures	(566)	(490)
Cost of removal less salvage	(62)	(63)
Common equity component of allowance for funds used during construction	6	6
Demolition and remediation costs for First Avenue properties	(3)	(2)

NET CASH FLOWS USED IN INVESTING ACTIVITIES	(625)	(549)

FINANCING ACTIVITIES
Net proceeds from short-term debt	—	84
Retirement of long-term debt	(805)	(300)
Issuance of long-term debt	575	300
Application of funds held for redemption of long-term debt	275	—
Debt and equity issuance costs	(24)	—
Capital contribution by parent	381	—
Dividend to parent	(179)	(192)
Preferred stock dividends	(6)	(5)

NET CASH FLOWS FROM/(USED IN) FINANCING ACTIVITIES	217	(113)

CASH AND TEMPORARY CASH INVESTMENTS:
NET CHANGE FOR THE PERIOD	(41)	(231)
BALANCE AT BEGINNING OF PERIOD	88	265

BALANCE AT END OF PERIOD	$47	$34

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$177	$188
Income taxes	78	28

The accompanying notes are an integral part of these financial statements.

Orange and Rockland Utilities, Inc.

CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	June 30, 2003	December 31, 2002

	(Millions of Dollars)
ASSETS
UTILITY PLANT, AT ORIGINAL COST
Electric	$747	$734
Gas	306	300
General	115	118

Total	1,168	1,152
Less: accumulated depreciation	414	406

Net	754	746
Construction work in progress	22	23

NET UTILITY PLANT	776	769

NON-UTILITY PLANT
Non-utility property, less accumulated depreciation of $2 in 2002	—	3

NET PLANT	776	772

CURRENT ASSETS
Cash and temporary cash investments	4	2
Accounts receivable - customers, less allowance for uncollectible accounts of $2 in 2003 and 2002	65	54
Other accounts receivable, less allowance for uncollectible accounts of $1 in 2003 and 2002	10	4
Accrued unbilled revenue	16	20
Gas in storage, at average cost	21	16
Materials and supplies, at average cost	6	6
Prepayments	17	12
Other current assets	9	9

TOTAL CURRENT ASSETS	148	123

DEFERRED CHARGES, REGULATORY ASSETS AND NONCURRENT ASSETS
Regulatory assets	253	236
Other deferred charges and noncurrent assets	18	18

TOTAL DEFERRED CHARGES, REGULATORY ASSETS AND NONCURRENT ASSETS	271	254

TOTAL ASSETS	$1,195	$1,149

The accompanying notes are an integral part of these financial statements.

Orange and Rockland Utilities, Inc.

CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	June 30, 2003	December 31, 2002

	(Millions of Dollars)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION
Common Stock, authorized and outstanding 1,000 shares in 2003 and 2002	$—	$—
Additional paid in capital	194	194
Retained earnings	174	169
Accumulated other comprehensive income (loss)	(15)	(15)

TOTAL COMMON SHAREHOLDER'S EQUITY	353	348

Long-term debt	301	301

TOTAL CAPITALIZATION	654	649

NONCURRENT LIABILITIES
Pension and benefits	112	98
Hedges on variable rate long term-debt	20	19
Superfund and other environmental costs	36	35
Other noncurrent liabilities	10	9

TOTAL NONCURRENT LIABILITIES	178	161

CURRENT LIABILITIES
Long-term debt due within one year	—	35
Notes payable	60	1
Accounts payable	53	61
Accounts payable to affiliated companies	—	3
Accrued taxes	4	1
Customer deposits	13	13
Accrued interest	8	8
Other current liabilities	13	9

TOTAL CURRENT LIABILITIES	151	131

DEFERRED CREDITS AND REGULATORY LIABILITIES
Deferred income taxes	134	134
Deferred investment tax credits	6	6
Regulatory liabilities	70	65
Other deferred credits	2	3

TOTAL DEFERRED CREDITS AND REGULATORY LIABILITIES	212	208

TOTAL CAPITALIZATION AND LIABILITIES	$1,195	$1,149

The accompanying notes are an integral part of these financial statements.

Orange and Rockland Utilities, Inc.

CONSOLIDATED INCOME STATEMENT
(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2002	2003	2002

	(Millions of Dollars)
OPERATING REVENUES
Electric	$120	$117	233	$208
Gas	36	27	124	92

TOTAL OPERATING REVENUES	156	144	357	300

OPERATING EXPENSES
Purchased power	66	56	122	94
Gas purchased for resale	24	16	80	52
Other operations	27	29	54	56
Maintenance	6	6	12	12
Depreciation and amortization	9	9	17	17
Taxes, other than income taxes	12	12	27	25
Income taxes	3	4	15	13

TOTAL OPERATING EXPENSES	147	132	327	269

OPERATING INCOME	9	12	30	31

OTHER INCOME (DEDUCTIONS)
Other income	1	—	2	—
Other deductions	(2)	—	(2)	—

TOTAL OTHER INCOME (DEDUCTIONS)	(1)	—	—	—

INCOME BEFORE INTEREST CHARGES	8	12	30	31

Interest on long-term debt	5	5	10	11
Other interest	—	—	1	1

NET INTEREST CHARGES	5	5	11	12

NET INCOME FOR COMMON STOCK	$3	$7	$19	$19

The accompanying notes are an integral part of these financial statements.

Orange and Rockland Utilities, Inc.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2002	2003	2002

	(Millions of Dollars)
NET INCOME FOR COMMON STOCK	$3	$7	$19	$19
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES
Unrealized loss on derivatives qualified as hedges, net of taxes	(1)	(1)	—	(1)
Less: Reclassification adjustment for loss included in net income, net of taxes	(1)	—	—	—

TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES	—	(1)	—	(1)

COMPREHENSIVE INCOME	$3	$6	$19	$18

Orange and Rockland Utilities, Inc.

CONSOLIDATED STATEMENT OF RETAINED EARNINGS
(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2002	2003	2002

	(Millions of Dollars)
BEGINNING BALANCE	$178	$157	$169	$152
Net income for common stock	3	7	19	19

TOTAL	181	164	188	171

Dividends to parent	(7)	(7)	(14)	(14)

ENDING BALANCE	$174	$157	$174	$157

The accompanying notes are an integral part of these financial statements.

Orange and Rockland Utilities, Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30,
	2003	2002

	(Millions of Dollars)
OPERATING ACTIVITIES
Net income for common stock	$19	$19
PRINCIPAL NON-CASH CHARGES (CREDITS) TO INCOME
Depreciation and amortization	17	17
Deferred income taxes	1	—
Gain on sale of land	(1)	—
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable - customers, less allowance for uncollectibles	(11)	7
Materials and supplies, including fuel and gas in storage	(5)	8
Prepayments, other receivables and other current assets	(5)	(10)
Deferred recoverable energy costs	—	5
Pension and benefits	13	9
Accounts payable	(11)	8
Accrued taxes	2	—
Accrued interest	—	1
Deferred debits and regulatory assets	(9)	(2)
Deferred credits and regulatory liabilities	(4)	1
Unrealized hedges on variable rate long term debt	1	1
Other assets	2	1
Other liabilities	6	(3)

NET CASH FLOWS FROM OPERATING ACTIVITIES	15	62

INVESTING ACTIVITIES
Construction expenditures	(24)	(21)
Cost of removal less salvage	(1)	(1)
Proceeds from sale of land	2	—

NET CASH FLOWS USED IN INVESTING ACTIVITIES	(23)	(22)

FINANCING ACTIVITIES
Net proceeds from/(retirement of) short-term debt	59	(17)
Retirement of long-term debt	(35)	—
Dividend to parent	(14)	(14)

NET CASH FLOWS FROM/(USED IN) FINANCING ACTIVITIES	10	(31)

CASH AND TEMPORARY CASH INVESTMENTS:
NET CHANGE FOR THE PERIOD	2	9
BALANCE AT BEGINNING OF PERIOD	2	2

BALANCE AT END OF PERIOD	$4	$11

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$11	$11
Income Taxes	15	7

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

General

These combined notes accompany and form an integral part of the interim consolidated financial statements of each of Consolidated Edison, Inc. and its subsidiaries (Con Edison), Consolidated Edison Company of New York, Inc. and its subsidiaries (Con Edison of New York) and Orange & Rockland Utilities, Inc. and its subsidiaries (O&R). Con Edison of New York and O&R, which are regulated utilities, are subsidiaries of Con Edison and together with Con Edison are referred to in these combined notes as the "Companies." Amounts shown for Con Edison include the unregulated subsidiaries: Consolidated Edison Solutions, Inc. (Con Edison Solutions), a retail energy services company; Consolidated Edison Energy, Inc. (Con Edison Energy), a wholesale energy supply company; Consolidated Edison Development, Inc. (Con Edison Development), an infrastructure development company; and Con Edison Communications, LLC (Con Edison Communications), a telecommunications infrastructure company and service provider. The financial statements of each of the Companies are unaudited but, in the opinion of the Companies' respective management, reflect all adjustments (which include only normally recurring adjustments) necessary for a fair presentation of the results for the interim periods presented. The financial statements of each of the Companies should be read together with their respective audited financial statements (including the notes thereto) included in Item 8 of the Companies' combined Annual Reports on Form 10-K for the year ended December 31, 2002 (the Form 10-K). The use of terms such as "see" or "refer to" shall be deemed to incorporate by reference into these notes the information to which reference is made. Except as otherwise noted, the information in these combined notes relates to each of the Companies. Neither Con Edison of New York nor O&R makes any representation as to information relating to Con Edison or the subsidiaries of Con Edison other than itself. Results for interim periods are not necessarily indicative of results for the entire fiscal year.

Note A - Earnings per Common Share (Con Edison)

Reference is made to "Earnings per Share" in Note A to the Con Edison financial statements included in Item 8 of the Form 10-K. For the three and six months ended June 30, 2003 and 2002, respectively, Con Edison's basic and diluted EPS are calculated as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2002	2003	2002

	(Millions of Dollars/Share Data in Millions)
Income before preferred stock dividends	$69	$101	$226	$271
Less: Preferred stock dividend requirements	3	3	6	7

Income before cumulative effect of change in accounting principle	$66	$98	$220	$264
Less: Cumulative effect of change in accounting principle, net of tax	—	—	—	20

Net income for common stock	$66	$98	$220	$244

Number of shares on which basic EPS is calculated:	219	213	217	213
Add: Incremental shares attributable to effect of potentially dilutive securities	1	1	1	1

Number of shares on which diluted EPS is calculated	220	214	218	214

EARNINGS PER COMMON SHARE - BASIC
Before cumulative effect of change in accounting principle	$0.29	$0.46	$1.01	$1.24
Cumulative effect of change in accounting principle	—	—	—	.10

After cumulative effect of change in accounting principle	$0.29	$0.46	$1.01	$1.14

EARNINGS PER COMMON SHARE - DILUTED
Before cumulative effect of change in accounting principle	$0.29	$0.46	$1.01	$1.24
Cumulative effect of change in accounting principle	—	—	—	.10

After cumulative effect of change in accounting principle	$0.29	$0.46	$1.01	$1.14

Stock options to purchase 7.3 million and 6.3 million common shares for the three months ended June 30, 2003 and 2002, respectively, and 7.3 million and 6.4 million common shares for the six months ended June 30, 2003 and 2002, respectively, were not included in the respective period's computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common shares.

Note B - Stock-Based Compensation

Reference is made to "Stock-Based Compensation" in Note A to the Companies' financial statements in Item 8 of the Form 10-K. For the three and six months ended June 30, 2003 and 2002, respectively, Con Edison's stock-based compensation, illustrating the fair value recognition effect on net income and earnings per share, is as follows:

	Con Edison		Con Edison of New York		O&R

For the Three Months Ended June 30, (Millions of Dollars/Share Data in Millions)	2003	2002	2003	2002	2003	2002

Net income for common stock	$66	$98	$65	$97	$3	$7
Add: Stock-based compensation expense included in reported net income, net of related tax effects	1	1	1	1	—	—
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(3)	(2)	(2)	(2)	—	—

Pro forma net income for common stock	$64	$97	$64	$96	$3	$7

Number of shares on which basic EPS is calculated	219	213	N/A	N/A	N/A	N/A
Add: Incremental shares attributable to effect of dilutive securities	1	1	N/A	N/A	N/A	N/A

Number of shares on which diluted EPS is calculated	220	214	N/A	N/A	N/A	N/A

Earnings per share:
Basic - as reported	$0.29	$0.46	N/A	N/A	N/A	N/A
Basic - pro forma	$0.29	$0.45	N/A	N/A	N/A	N/A

Diluted - as reported	$0.29	$0.46	N/A	N/A	N/A	N/A
Diluted - pro forma	$0.29	$0.45	N/A	N/A	N/A	N/A

	Con Edison		Con Edison of New York		O&R

For the Six Months Ended June 30, (Millions of Dollars/Share Data in Millions)	2003	2002	2003	2002	2003	2002

Net income for common stock	$220	$244	$203	$248	$19	$19
Add: Stock-based compensation expense included in reported net income, net of related tax effects	2	1	2	1	—	—
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(5)	(3)	(4)	(3)	—	—

Pro forma net income for common stock	$217	$242	$201	$246	$19	$19

Number of shares on which basic EPS is calculated	217	213	N/A	N/A	N/A	N/A
Add: Incremental shares attributable to effect of dilutive securities	1	1	N/A	N/A	N/A	N/A

Number of shares on which diluted EPS is calculated	218	214	N/A	N/A	N/A	N/A

Earnings per share:
Basic - as reported	$1.01	$1.14	N/A	N/A	N/A	N/A
Basic - pro forma	$1.00	$1.13	N/A	N/A	N/A	N/A

Diluted - as reported	$1.01	$1.14	N/A	N/A	N/A	N/A
Diluted - pro forma	$1.00	$1.13	N/A	N/A	N/A	N/A

Note C - Capitalization (Con Edison and Con Edison of New York)

Changes in Con Edison and Con Edison of New York's common shareholders' equity, other than changes in retained earnings and accumulated other comprehensive income (for which separate statements are presented), for the three and six months ended June 30, 2003 and 2002 were as follows:

Three and six months ended June 30, 2003

	Con Edison				Con Edison of New York
(Millions of Dollars)	Number of Shares	Common Stock at Par Value	Additional Paid-in Capital	Capital Stock Expense	Number of Shares*	Common Stock at Par Value	Additional Paid-in Capital	Capital Stock Expense

Balance as of December 31, 2002	213,932,934	$24	$1,527	$(36)	235,488,094	$589	$893	$(36)
Issuance of common shares - dividend reinvestment and employee stock plans	510,447	—	20	—	—	—	—	—

Balance as of March 31, 2003	214,443,381	$24	$1,547	$(36)	235,488,094	$589	$893	$(36)
Issuance of common shares - public offering	9,570,000	1	381	(3)	—	—	—	—
Capital contribution by parent	—	—	—	—	—	—	381	(3)
Issuance of common shares - dividend reinvestment and employee stock plans	809,355	—	32	—	—	—	—	—

Balance as of June 30, 2003	224,822,736	$25	$1,960	$(39)	235,488,094	$589	$1,274	$(39)

*
Con Edison owns all of the issued and outstanding shares of common stock of Con Edison of New York.

Three and six months ended June 30, 2002

	Con Edison				Con Edison of New York
(Millions of Dollars)	Number of Shares	Common Stock at Par Value	Additional Paid-in Capital	Capital Stock Expense	Number of Shares*	Common Stock at Par Value	Additional Paid-in Capital	Capital Stock Expense

Balance as of December 31, 2001	212,257,244	$24	$1,458	$(35)	235,488,094	$589	$893	$(35)
Issuance of common shares - dividend reinvestment and employee stock plans	312,800	—	12	—	—	—	—	—

Balance as of March 31, 2002	212,570,044	$24	$1,470	$(35)	235,488,094	$589	$893	$(35)
Issuance of common shares - dividend reinvestment and employee stock plans	472,986	—	20	—	—	—	—	—

Balance as of June 30, 2002	213,043,030	$24	$1,490	$(35)	235,488,094	$589	$893	$(35)

*
Con Edison owns all of the issued and outstanding shares of common stock of Con Edison of New York.

Note D - Regulatory Matters

Reference is made to "Accounting Policies" and "Rate and Restructuring Agreements" in Note A to the Companies' financial statements in Item 8 of the Form 10-K.

Regulatory assets and liabilities at June 30, 2003 and at December 31, 2002 were comprised of the following items:

	Con Edison		Con Edison of New York		O&R

(Millions of Dollars)	2003	2002	2003	2002	2003	2002

Regulatory assets
Future federal income tax	$649	$614	$610	$575	$39	$39
Recoverable energy costs	342	310	247	223	95	87
Sale of nuclear generating plant	191	215	191	215	—	—
Real estate sale costs - First Avenue properties	138	134	138	134	—	—
Deferred retirement program costs	87	84	35	38	52	46
Deferred unbilled gas revenue	44	44	44	44	—	—
Deferred environmental remediation costs	91	83	58	52	33	31
Workers' compensation	51	54	51	54	—	—
Deferred asbestos - related costs	39	39	38	38	1	1
Divestiture - capacity replacement reconciliation	22	29	22	29	—	—
Deferred revenue taxes	73	78	68	72	5	6
World Trade Center restoration costs	77	63	77	63	—	—
Other	146	119	118	93	28	26

Total Regulatory Assets	$1,950	$1,866	$1,697	$1,630	$253	$236

Regulatory liabilities
NYISO reconciliation	$116	$107	$116	$107	$—	$—
World Trade Center casualty loss	79	79	79	79	—	—
Gain on divestiture	68	69	64	64	4	5
Deposit from sale of First Avenue properties	50	50	50	50	—	—
Refundable energy costs	40	31	—	—	40	31
Accrued electric rate reduction	37	45	32	38	5	7
DC service incentive	37	35	37	35	—	—
Transmission congestion contracts	205	125	205	125	—	—
Gas rate plan - World Trade Center recovery	36	36	36	36	—	—
Electric excess earnings	49	40	49	40	—	—
Other	287	281	266	259	21	22

Total Regulatory Liabilities	$1,004	$898	$934	$833	$70	$65

In July 2003, O&R entered into agreements with the staff of the PSC and other parties with respect to the rates O&R can charge to its New York customers for electric and gas services. The electric agreement, which covers the period from July 1, 2003 through October 31, 2006, provides for no changes to electric base rates and contains provisions for the amortization and offset of regulatory assets and liabilities, the net effect of which will reduce electric operating income by a total of $11 million (pre-tax) over the period covered by the agreement. The O&R gas agreement, which covers the period from November 1, 2003 through October 31, 2006, provides for increases in gas base rates of $9 million (5.8 percent) effective November 2003, $9 million (4.8 percent) effective November 2004 and $5 million (2.5 percent) effective November 2005. Both agreements continue to provide for recovery of energy costs from customers on a current basis. The O&R gas agreement also continues a weather normalization clause that moderates, but does not eliminate, the effect of weather-related changes on net income. These agreements are subject to approval by the PSC.

In July 2003, the New Jersey Board of Public Utilities (NJBPU) ruled on the petitions of Rockland Electric Company (RECO), the New Jersey utility subsidiary of O&R, for an increase in electric rates and recovery of deferred purchased power costs. See "Rate and Restructuring Agreements -Electric" and "Recoverable Energy Costs" in Note A to the Con Edison and O&R financial statements in Part II, Item 8 of the Form 10-K. The NJBPU ordered a $7 million decrease in RECO's electric base rates, effective August 2003, authorized RECO's recovery of approximately $83 million of previously deferred purchased power costs and associated interest and disallowed recovery of approximately $19 million of such costs and associated interest. At December 31, 2002, the company had accrued a reserve for most of the disallowance, and at June 30, 2003 was fully reserved for the disallowance.

Note E - Environmental Matters

Superfund Sites

Hazardous substances, such as asbestos, polychlorinated biphenyls (PCBs) and coal tar, have been used or generated in the course of operations of Con Edison of New York and O&R and their predecessors and are present at sites and in facilities and equipment they currently or previously owned, including sites at which gas was manufactured or stored.

The Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 and similar statutes impose joint and several liabilities, regardless of fault, upon generators of hazardous substances for removal and remediation costs (which include costs of investigation, demolition, removal, disposal, storage, replacement, containment and monitoring) and environmental damages. Liabilities under these laws can be material and may be imposed for contamination from past acts, even though such past acts may have been lawful at the time they occurred. The sites at which Con Edison of New York or O&R have been asserted to have liability under these laws, including their manufactured gas sites, are referred to herein as "Superfund Sites."

For Superfund Sites where there are other potentially responsible parties and neither Con Edison of New York nor O&R are managing the site investigation and remediation, the accrued Superfund Sites liability represents an estimate of the amount Con Edison of New York or O&R will need to pay to settle its obligations with respect to the site. For the other Superfund Sites (including the manufactured gas sites), for which Con Edison of New York or O&R is managing the investigation and remediation, the accrued Superfund Sites liability represents an estimate of the undiscounted cost to investigate the sites and, for sites that have been investigated in whole or in part, the cost to remediate the sites in light of the information available, applicable remediation standards and experience with similar sites.

Con Edison of New York and O&R are permitted under their current rate agreements to defer as regulatory assets (for subsequent recovery through rates) certain site investigation and remediation costs. The accrued liabilities and regulatory assets related to Superfund Sites for each of the Companies at June 30, 2003 and December 31, 2002 were as follows:

	Con Edison		Con Edison of New York		O&R

(Millions of Dollars)	2003	2002	2003	2002	2003	2002

Accrued Liabilities:
Manufactured gas plant sites	$103	$110	$68	$76	$35	$34
Other Superfund Sites	35	33	34	32	1	1

Total	$138	$143	$102	$108	$36	$35

Regulatory assets	$91	$83	$58	$52	$33	$31

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

Con Edison of New York is permitted under its current rate agreement to defer as regulatory assets (for subsequent recovery through rates) liabilities incurred for its asbestos lawsuits and workers' compensation claims. O&R also defers as regulatory assets (for subsequent recovery through rates), liabilities incurred for its asbestos lawsuits.

The accrued liability for asbestos suits and workers' compensation proceedings (including those related to asbestos exposure) and the amounts deferred as regulatory assets for each of the Companies at June 30, 2003 and December 31, 2002 were as follows:

	Con Edison		Con Edison of New York		O&R

(Millions of Dollars)	2003	2002	2003	2002	2003	2002

Accrued liability - asbestos	$39	$39	$38	$38	$1	$1
Regulatory asset - asbestos suits	$39	$39	$38	$38	$1	$1

Accrued liability - workers' compensation	$127	$130	$123	$125	$4	$5
Regulatory asset - workers' compensation	$51	$54	$51	$54	$—	$—

Note F - Nuclear Generation (Con Edison and Con Edison of New York)

In September 2001, Con Edison of New York completed the sale of its nuclear generating facilities. See Note I to the Con Edison and Con Edison of New York financial statements in Item 8 of the Form 10-K.

The New York State Public Service Commission is investigating a February 2000 to January 2001 outage of the nuclear generating unit, its causes and the prudence of Con Edison of New York's actions regarding the operation and maintenance of the generating unit. The proceeding covers, among other things, Con Edison of New York's inspection practices, the circumstances surrounding prior outages, the basis for the company's decisions concerning replacement of the unit's steam generators and whether, and to what extent, increased replacement power costs and repair and replacement costs should be borne by Con Edison's shareholders.

Con Edison of New York has not billed to customers $90 million of replacement power costs incurred during the February 2000 to January 2001 outage. In addition, in 2000, Con Edison of New York accrued a $40 million liability for the possible disallowance of replacement power costs that it had previously recovered from customers.

Neither Con Edison nor Con Edison of New York is able to predict whether or not any proceedings, lawsuits, legislation or other actions relating to the nuclear generating unit will have a material adverse effect on its financial position, results of operations or liquidity.

Note G - Northeast Utilities Litigation (Con Edison)

In March 2001, Con Edison commenced an action in the United States District Court for the Southern District of New York, entitled Consolidated Edison, Inc. v. Northeast Utilities (the Federal Proceeding), seeking a declaratory judgment that Northeast Utilities has failed to meet certain conditions precedent to Con Edison's obligation to complete its acquisition of Northeast Utilities pursuant to their agreement and plan of merger, dated as of October 13, 1999, as amended and restated as of January 11, 2000 (the merger agreement). In May 2001, Con Edison amended its complaint. As amended, Con Edison's complaint seeks, among other things, recovery of damages sustained by it as a result of the material breach of the merger agreement by Northeast Utilities, the court's declaration that under the merger agreement Con Edison has no further or continuing obligations to Northeast Utilities and that Northeast Utilities has no further or continuing rights against Con Edison.

In June 2001, Northeast Utilities withdrew the separate action it commenced in March 2001 in the same court and filed as a counter-claim to the Federal Proceeding its claim that Con Edison materially breached the merger agreement and that, as a result, Northeast Utilities and its shareholders have suffered substantial damages, including the difference between the consideration to be paid to Northeast Utilities shareholders pursuant to the merger agreement and the market value of Northeast Utilities common stock, expenditures in connection with regulatory approvals and lost business opportunities. Pursuant to the merger agreement, Con Edison agreed to acquire Northeast Utilities for $26.00 per share (an estimated aggregate of not more than $3.9 billion) plus $0.0034 per share for each day after August 5, 2000 through the day prior to the completion of the transaction, payable 50 percent in cash and 50 percent in stock.

In March 2003, the court ruled on certain motions filed by Con Edison and Northeast Utilities in the Federal Proceeding. The court ruled that Con Edison's claim against Northeast Utilities for hundreds of millions of dollars for breach of the merger agreement, as well as Con Edison's claim that Northeast Utilities underwent a material adverse change, will go to trial. The court also dismissed Con Edison's fraud and misrepresentation claims. In addition, the court ruled that Northeast Utilities' claims on behalf of its shareholders against Con Edison for damages in excess of $1.2 billion will go to trial.

In May 2003, a lawsuit by a purported class of Northeast Utilities' shareholders, entitled Rimkoski, et al. v. Consolidated Edison, Inc., was filed in New York County Supreme Court (the State Proceeding) alleging breach of the merger agreement. The complaint defines the putative class as holders of Northeast Utilities' common stock on March 5, 2001, and alleges that the class members were intended third party beneficiaries of the merger agreement. The complaint seeks damages believed to be substantially duplicative of those sought by Northeast Utilities on behalf of its shareholders in the Federal Proceeding.

Con Edison believes that Northeast Utilities materially breached the merger agreement, and that Con Edison did not materially breach the merger agreement. Con Edison believes it was not obligated to acquire Northeast Utilities because Northeast Utilities did not meet the merger agreement's conditions that Northeast Utilities perform all of its obligations under the merger agreement. Those obligations include the obligation that it carry on its businesses in the ordinary course consistent with past practice;

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

Note H - Other Material Contingencies (Con Edison)

Con Edison Development, through its subsidiaries, owns a 48 percent interest in a partnership that owns a 29 MW cogeneration facility. At June 30, 2003, the company's investment in the partnership amounted to $11 million and the company had guaranteed $2 million of partnership obligations. The partnership sells electric capacity and energy under a long-term agreement, which the customer can terminate if the facility is not a qualifying facility under applicable Federal rules. Termination of the agreement could have a material adverse effect on the partnership. In July 2003, the customer filed a motion with the Federal Energy Regulatory Commission asserting that the partnership was no longer a qualifying facility. The partnership will dispute the motion.

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

Note I - Derivative Instruments and Hedging Activities

Reference is made to Note O to both the Con Edison and Con Edison of New York financial statements, and Note N to the O&R financial statements in Item 8 of the Form 10-K.

Energy Price Hedging

Con Edison's subsidiaries use derivative instruments to hedge market price fluctuations in related underlying transactions for the physical purchase or sale of electricity and gas. The net fair value of the derivatives for such use at June 30, 2003 and December 31, 2002 was as follows:

	Con Edison		Con Edison of New York		O&R

	2003	2002	2003	2002	2003	2002

	(Millions of Dollars)
Fair value of net assets	$35	$39	$16	$16	$1	$1

As of June 30, 2003, the maximum remaining terms of Con Edison's, Con Edison of New York's and O&R's energy price hedging contracts were less than three years.

Con Edison of New York, Con Edison Solutions and Con Edison Energy use cash flow hedge accounting under Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. Under cash flow hedge accounting, to the extent a hedge is determined to be "effective," the unrealized gain or loss on the hedge is recorded in other comprehensive income (OCI) and reclassified to income at the time the underlying transaction is completed. A gain or loss relating to any portion of the hedge determined to be "ineffective" is recognized in income in the period in which such determination is made.

For Con Edison and Con Edison of New York, unrealized gains and losses on cash flow hedges for energy transactions, net of tax, included in accumulated OCI for the three and six months ended June 30, 2003 and 2002 were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	Con Edison		Con Edison of New York		Con Edison		Con Edison of New York

(Millions of Dollars)	2003	2002	2003	2002	2003	2002	2003	2002

Unrealized gains/(losses) on derivatives qualified as hedges, net of taxes	$(1)	$3	$—	$—	$12	$13	$—	$3
Less: Reclassification adjustment of gains/(losses) included in net income, net of taxes	4	2	—	—	15	(6)	—	—

Unrealized gains/(losses) on derivatives qualified as hedges for the period	$(5)	$1	$—	$—	$(3)	$19	$—	$3

In the three- and six-month periods ended June 30, 2003 and 2002, Con Edison and Con Edison of New York recognized in net income unrealized pre-tax net gains and losses relating to hedge ineffectiveness of these cash flow hedges as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	Con Edison		Con Edison of New York		Con Edison		Con Edison of New York

(Millions of Dollars)	2003	2002	2003	2002	2003	2002	2003	2002

Unrealized gains/(losses) on ineffective portion of derivatives qualified as hedges, net of tax	$(2)	$3	$—	$—	$(1)	$7	$—	$—

Con Edison and Con Edison of New York estimate that $10 million and $1 million, respectively, of after-tax net gains accumulated in OCI as of June 30, 2003 will be reclassified to income within the next 12 months.

Con Edison's unregulated subsidiaries also enter into certain other contracts that are derivatives, but do not qualify for hedge accounting under SFAS No. 133. Changes in fair market value of these derivative contracts are recorded in income in the reporting period in which they occur and were not material to Con Edison's results of operations of the unregulated subsidiaries for the three and six months ended June 30, 2003 and 2002.

Interest Rate Hedging

Con Edison's subsidiaries use interest rate swaps to manage interest rate exposures associated with debt. The fair value of the interest rate swaps at June 30, 2003 and December 31, 2002 was as follows:

	Con Edison		Con Edison of New York		O&R

(Millions of Dollars)	2003	2002	2003	2002	2003	2002

Fair value of interest rate swaps	$(20)	$(21)	$10	$8	$(20)	$(19)

Con Edison of New York's swap is designated as a fair value hedge, which qualifies for "short-cut" hedge accounting under SFAS No. 133. Under this method, changes in fair value of the swap are recorded directly against the carrying value of the hedged bonds and have no impact on earnings.

Con Edison Development and O&R's swaps are designated as cash flow hedges under SFAS No. 133. Unrealized gains and losses on these cash flow hedges, net of tax, included in accumulated OCI for the three and six months ended June 30, 2003 and 2002 were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	Con Edison		O&R		Con Edison		O&R

(Millions of Dollars)	2003	2002	2003	2002	2003	2002	2003	2002

Unrealized gains/(losses) on derivatives qualified as hedges, net of taxes	$(1)	$(4)	$(1)	$(1)	$(1)	$(3)	$—	$(1)
Reclassification adjustment for gains/(losses) included in net income, net of taxes	—	(1)	(1)	—	—	(2)	—	—

Unrealized gains/(losses) on derivatives qualified as hedges for the period	$(1)	$(3)	$—	$(1)	$(1)	$(1)	$—	$(1)

As of June 30, 2003, the accumulated OCI related to Con Edison's and O&R's interest rate swaps amounted to after-tax losses of $17 million and $12 million, respectively, of which $3 million and $1 million, respectively, is expected to be reclassified to income within the next 12 months. The reclassification to income has no impact on O&R's results of operations because these costs are currently recovered in O&R's rates.

Energy Trading Activities

Unregulated subsidiaries of Con Edison engage in energy trading activities that are accounted for at fair value. For the six months ended June 30, 2003, energy-trading contracts have been marked to market in accordance with SFAS No. 133 and Emerging Issues Task Force (EITF) Issue No. 02-3, "Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities." For the corresponding period in 2002, these contracts were accounted for under EITF Issue No. 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities," which was rescinded in October of 2002.

The fair value of energy trading net assets as of June 30, 2003 and December 31, 2002 was $3 million and $5 million, respectively.

Note J - Financial Information By Business Segment

Reference is made to Note I to the financial statements in Part I, Item 1 of the Companies' combined Quarterly Report on Form 10-Q for the period ended March 31, 2003 (the First Quarter Form 10-Q) for information about the Companies' business segments This segment financial information is presented differently than it was in Note N to the Con Edison financial statements in Item 8 of the Form 10-K. Con Edison no longer aggregates the regulated electric and gas operations of Con Edison of New York and O&R. Segment financial information for 2002, 2001 and 2000 presented on the same basis as the segment financial information shown below is included in Note I to the financial statements in Part I, Item 1 of the First Quarter Form 10-Q.

	For the Three Months Ended June 30,

	Operating Revenues		Intersegment Revenues		Depreciation and Amortization		Operating Income

(Millions of Dollars)	2003	2002	2003	2002	2003	2002	2003	2002

Con Edison of New York
Electric	$1,441	$1,283	$3	$2	$91	$87	$139	$171
Gas	290	215	1	1	18	17	23	19
Steam	97	70	—	1	5	5	(11)	(4)

Total Con Edison of New York	$1,828	$1,568	$4	$4	$114	$109	$151	$186

O&R
Electric	$120	$117	$—	$—	$7	$7	$8	$12
Gas	36	27	—	—	2	2	1	—

Total O&R	$156	$144	$—	$—	$9	$9	$9	$12

Unregulated Subsidiaries	$192	$136	$—	$—	$7	$4	$4	$2
Other	—	—	(4)	(4)	—	—	—	—

Total Con Edison	$2,176	$1,848	$—	$—	$130	$122	$164	$200

	For the Six Months Ended June 30,

	Operating Revenues		Intersegment Revenues		Depreciation and Amortization		Operating Income

(Millions of Dollars)	2003	2002	2003	2002	2003	2002	2003	2002

Con Edison of New York
Electric	$2,821	$2,491	$5	$6	$182	$173	$240	$287
Gas	823	624	1	2	36	34	107	106
Steam	334	212	1	1	9	9	33	23

Total Con Edison of New York	$3,978	$3,327	$7	$9	$227	$216	$380	$416

O&R
Electric	$233	$208	$—	$—	$13	$13	$19	$21
Gas	124	92	—	—	4	4	11	10

Total O&R	$357	$300	$—	$—	$17	$17	$30	$31

Unregulated Subsidiaries	$412	$276	$—	$—	$15	$10	$10	$11
Other	(1)	2	(7)	(9)	—	—	—	—

Total Con Edison	$4,746	$3,905	$—	$—	$259	$243	$420	$458

Note K - Guarantees (Con Edison)

Con Edison and its subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of their subsidiaries. In addition, a Con Edison Development subsidiary has issued guarantees on behalf of entities in which it has an equity interest. Con Edison's guarantees had maximum limits totaling $1.2 billion at June 30, 2003 of which $672 million was outstanding.

The following table summarizes, by type and term, the total maximum amount of guarantees:

	Maximum Amount
Guarantee Type	0-3 years	4-10 years	> 10 years	Total

	(Millions of Dollars)
Commodity Transactions	$694	$28	$30	$752
Newington Lease Agreement	—	—	353	353
Affordable Housing Program	—	53	—	53
Intra-company Guarantee	—	—	50	50
Other	12	4	19	35

TOTAL	$706	$85	$452	$1,243

For a description of guarantee types see Note J to the financial statements in Part I, Item 1 of the First Quarter Form 10-Q.

Note L - Related Party Transactions (Con Edison of New York and O&R)

Reference is made to Note M to the Con Edison of New York financial statements, and Note I to the O&R financial statements, in Item 8 of the Form 10-K.

The costs of administrative and other services provided by Con Edison of New York and O&R to, and received from, Con Edison and its subsidiaries for the six months ended June 30, 2003 and 2002 were as follows:

	Con Edison of New York		O&R

	2003	2002	2003	2002

	(Millions of Dollars)
Cost of Services Provided	$17	$15	$7	$6
Cost of Services Received	$13	$11	$9	$7

In addition, O&R purchased from Con Edison of New York $87 million and $51 million of natural gas and $7 million and $12 million of electricity for the six months ended June 30, 2003 and 2002, respectively.

Note M - New Financial Accounting Standards

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). For discussion of FIN 46, see Notes S, Q and O, respectively, to the Con Edison, Con Edison of New York and O&R financial statements included in Item 8 of the Form 10-K.

In January 2003, the Companies adopted SFAS 143, "Accounting for Asset Retirement Obligations." For a discussion of SFAS No. 143, see Notes T, Q and O, respectively, to the Con Edison, Con Edison of New York and O&R financial statements included in Item 8 of the Form 10-K. Con Edison of New York and O&R generally compute annual charges for depreciation using the straight-line method for financial statement purposes, with rates based on average service lives and net removal costs (removal costs less salvage value). At June 30, 2003 the estimated net removal costs included in accumulated depreciation were $749 million and $42 million for Con Edison of New York and O&R, respectively.

In June 2003, the Companies adopted SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies financial accounting and reporting for derivative instruments. The adoption of SFAS No. 149 did not have a material impact on the Companies' financial position, results of operations or liquidity.

In June 2003, the Companies adopted SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement revises and expands the definition of a liability (FASB Concept Statement No. 5, "Elements of Financial Statements") and provides accounting and reporting guidance. The adoption of SFAS No. 150 did not have a material impact on the Companies' financial position, results of operations or liquidity as the Companies do not currently hold any of the financial instruments covered by this Statement.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON, CON EDISON OF NEW YORK AND O&R)

        This discussion and analysis relates to the consolidated financial statements of Consolidated Edison, Inc. (Con Edison), Consolidated Edison Company of New York, Inc. (Con Edison of New York) and Orange and Rockland Utilities, Inc. (O&R) in Part I, Item 1 of this report. This discussion and analysis should be read in conjunction with these financial statements and the notes thereto and Con Edison's Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A), Con Edison of New York's MD&A and O&R's Management's Narrative Discussion of Results of Operations (O&R Narrative) in Item 7 of the combined Con Edison, Con Edison of New York and O&R Annual Reports on Form 10-K for the year ended December 31, 2002 (File Nos. 1-14514, 1-1217 and 1-4315, the Form 10-K) and the MD&A in Part I, Item 2 of the combined Quarterly Reports on Form 10-Q for the quarterly period ended March 31, 2003 (File Nos. 1-14514, 1-1217 and 1-4315, the First Quarter Form 10-Q). Con Edison of New York and O&R, which are regulated utilities, are subsidiaries of Con Edison and together with Con Edison are referred to in this MD&A as "the Companies."

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

CORPORATE OVERVIEW

Con Edison's principal business operations are those of its regulated utility subsidiaries, Con Edison of New York and O&R. Con Edison also has unregulated subsidiaries that compete in energy-related and telecommunications businesses.

	Three months ended June 30, 2003				Six months ended June 30, 2003				At June 30, 2003

(Millions of Dollars)	Operating Revenues		Operating Income		Operating Revenues		Operating Income		Assets

Con Edison of New York	$1,828	84%	$151	92%	$3,978	84%	$380	91%	$16,385	85%
O&R	156	7%	9	6%	357	7%	30	7%	1,195	6%

Total regulated utilities	1,984	91%	160	98%	4,335	91%	410	98%	17,580	91%

Unregulated subsidiaries	192	9%	4	2%	412	9%	10	2%	1,276	7%
Other	—	—%	—	—%	(1)	—%	—	—%	425	2%

Total Con Edison	$2,176	100%	$164	100%	$4,746	100%	$420	100%	$19,281	100%

Con Edison's net income for common stock for the three months ended June 30, 2003 was $66 million or $0.29 a share compared with earnings of $98 million or $0.46 a share for the three months ended June 30, 2002.

Net income for common stock for the six months ended June 30, 2003 was $220 million or $1.01 a share compared with earnings of $244 million, after the cumulative effect of a change in accounting principle, or $1.14 a share for the six months ended June 30, 2002. See "Results of Operations - Summary," below. For additional segment financial information, see Note J to the financial statements included in Part I, Item 1 and "Results of Operations," below.

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

The utilities have rate plans approved by state utility regulators that cover the rates they can charge their customers. Con Edison of New York has an electric rate agreement that ends March 2005 and gas and steam rate agreements that end in September 2004. O&R has rate agreements, subject to regulatory approval, for its electric and gas services in New York, which would extend through October 2006. The rate agreements generally require the utilities to share with customers earnings in excess of specified rates of return on equity. Changes in energy sales and delivery volumes are reflected in operating income (except to the extent that a weather-normalization provision applies to the gas business). With limited exceptions, rates charged to customers, pursuant to these agreements, may not be changed during the respective terms of these agreements. However, in accordance with provisions approved by state regulators, the utilities generally recover from customers on a current basis the costs they prudently incur for energy purchased for them. See "Rate and Restructuring Agreements" and "Recoverable Energy Costs" in each of the companies' Note A to its financial statements in Item 8 of the Form 10-K and "Regulatory Matters," below.

In recent years, utility construction expenditures have increased to meet increased customer demand and reliability needs. See "Capital Requirements" in the Con Edison and Con Edison of New York MD&A in Item 7 of the Form 10-K. In June, July and August of 2002, both Con Edison of New York and O&R set new three-month electric delivery records of more than 17 and 1.7 million megawatt hours, respectively. Con Edison of New York also experienced five of its 10 highest electric peak load days while O&R experienced eight of its 10 highest peak load days. In June 2003, Con Edison of New York and O&R each experienced a new all-time electric peak load for that month. In addition, both Con Edison of New York's and O&R's 10 highest winter electric peak loads all occurred during the 2002-2003 winter.

Also during the 2002-2003 winter, Con Edison of New York experienced five new top ten all-time gas distribution records while O&R experienced seven gas distribution records.

Accounting rules and regulations for public utilities include Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation," pursuant to which the economic effects of rate regulation are reflected in financial statements. See "Application of Critical Accounting Policies," below.

UNREGULATED BUSINESSES

Con Edison's unregulated subsidiaries participate in competitive businesses and are subject to different risks than the regulated utility subsidiaries. At June 30, 2003, Con Edison's investment in its unregulated subsidiaries was $771 million and the unregulated subsidiaries' assets amounted to $1.3 billion. Con Edison expects to include $353 million of non-utility plant and long-term debt and other liabilities related to Con Edison Development's Newington project on its consolidated balance sheet upon adoption of Financial Accounting Standards Board (FASB) Interpretation No. 46, "Consolidation of Variable Interest Entities" in the third quarter of 2003. See Note S to the Con Edison financial statements in Item 8 of the Form 10-K.

Consolidated Edison Solutions, Inc. (Con Edison Solutions) sells electricity, gas and energy-related services to delivery customers of Con Edison of New York, O&R and other utilities. The company serves approximately 32,000 electric customers with an estimated aggregate annual load of 1,100 MW of electricity as of June 30, 2003.

Consolidated Edison Development, Inc. (Con Edison Development) owns and operates generating plants and energy and other infrastructure projects. At June 30, 2003, the company owned interests in or leased electric generating facilities with an aggregate capacity of 1,778 MW. The electricity produced from these facilities is sold under contract or on the wholesale electricity markets.

Consolidated Edison Energy, Inc. (Con Edison Energy) provides energy and capacity to Con Edison Solutions and others and markets the output of plants owned or operated by Con Edison Development. The company supplies an estimated 300 MW of electric load (including capacity, energy, ancillary services and transmission) to a utility in New Jersey for basic generation service under a contract that expired in July 2003 and has agreed to supply an estimated 600 MW of such service to other New Jersey utilities (including 100 MW for a regulated utility subsidiary of O&R) for the period August 2003 through May 2004, and an additional 400 MW to unaffiliated New Jersey utilities for the period August 2003 through May 2006. The company also provides risk management services to Con Edison Solutions, Con Edison Development and others.

Con Edison Communications, LLC (Con Edison Communications) builds and operates fiber optic networks to provide telecommunications services. The company's properties (the capitalized cost of which at June 30, 2003 amounted to $162 million, net of accumulated depreciation) include network facilities and more than 300 miles of fiber optic cable that has been installed in the New York City metropolitan area primarily through Con Edison of New York's underground conduits and other rights of way. The company, incorporated in 1997, began providing services to customers in 2001. During its start-up phase and currently, the company has incurred operating losses.

RESULTS OF OPERATIONS - SUMMARY

Con Edison's earnings per share for the three months ended June 30, 2003 were $0.29 ($0.29 on a diluted basis) as compared to $0.46 ($0.46 on a diluted basis) for the 2002 period.

Con Edison's earnings per share for the six months ended June 30, 2003 were $1.01 ($1.01 on a diluted basis) as compared to $1.14, after the cumulative effect of a change in accounting principle, ($1.14 on a diluted basis) for the 2002 period.

Earnings for the three and six months ended June 30, 2003 and 2002 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

	(Millions of Dollars)
Con Edison of New York	$65	$97	$203	$248
O&R	3	7	19	19
Unregulated Subsidiaries	3	1	2	(15	)**
Other*	(5)	(7)	(4)	(8)

Con Edison	$66	$98	$220	$244

* Includes parent company and inter-company accounting.

** Includes a charge for the cumulative effect of a change in accounting principles for goodwill impairment of certain unregulated generating assets totaling $20 million after tax.

Con Edison's earnings for the three months ended June 30, 2003 were $32 million lower than the 2002 period, reflecting the following factors (after tax, in millions):

Con Edison of New York:
Impact of weather in 2003 on net revenues versus 2002 (estimated)	$(13)
Sales growth from factors other than weather (estimated)	7
Reduced net credit for pensions & other postretirement benefits	(17)
Higher depreciation and property tax expense	(7)
Other	(2)

Total Con Edison of New York	(32)
O&R	(4)
Unregulated subsidiaries including parent company	4

Total	$(32)

Con Edison's earnings for the six months ended June 30, 2003 were $24 million lower than the 2002 period, reflecting the following factors (after tax, in millions):

Con Edison of New York:
Impact of weather in 2003 on net revenues versus 2002 (estimated)	$16
Sales growth from factors other than weather (estimated)	18
Reduced net credit for pensions & other postretirement benefits	(33)
Regulatory accounting/amortizations	(16)
Higher depreciation and property tax expense	(13)
Amortization of divestiture gain in the first quarter of 2002	(13)
Other	(4)

Total Con Edison of New York	(45)
O&R	—
Unregulated subsidiaries including parent company	1
Cumulative effect of change in accounting principle in 2002	20

Total	$(24)

See "Results of Operations" below for further discussion and analysis of results of operations.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

The Companies' financial statements reflect the application of their accounting policies, which conform to accounting principles generally accepted in the United States of America. The Companies' critical accounting policies include industry-specific accounting applicable to regulated public utilities and accounting for pensions and other postretirement benefits, contingencies, derivative instruments, goodwill and leases. See "Application of Critical Accounting Policies" in the Con Edison and Con Edison of New York MD&A and the O&R Narrative in Item 7 of the Form 10-K and in Part I, Item 2 of First Quarter Form 10-Q.

LIQUIDITY AND CAPITAL RESOURCES

The Companies' liquidity reflects cash flows from operating, investing and financing activities, as shown on the respective consolidated statement of cash flows included in Part I, Item 1 of this report. See "Liquidity and Capital Resources" in the Con Edison and Con Edison of New York MD&A in Item 7 of the Form 10-K. Changes in the Companies' cash and temporary cash investments resulting from operating, investing and financing activities for the six months ended June 30, 2003 and 2002 are summarized as follows:

	Con Edison			Con Edison of New York			O&R

(Millions of Dollars)	2003	2002	Variance	2003	2002	Variance	2003	2002	Variance

Operating activities	$378	$515	$(137)	$367	$431	$(64)	$15	$62	$(47)
Investing activities	(721)	(729)	8	(625)	(549)	(76)	(23)	(22)	(1)
Financing activities	287	(72)	359	217	(113)	330	10	(31)	41

Net change	(56)	(286)	230	(41)	(231)	190	2	9	(7)

Balance at beginning of period	132	359	(227)	88	265	(177)	2	2	—

Balance at end of period (including restricted cash)	$76	$73	$3	$47	$34	$13	$4	$11	$(7)

Cash flows used in operating activities for the six months ended June 30, 2003, as compared to the 2002 period, reflect, for Con Edison and Con Edison of New York, lower income before preferred stock dividends and, for each of the Companies, increased accounts receivable. These increases resulted from higher electric, gas and steam sales for Con Edison of New York, higher electric and gas sales for O&R and higher fuel and purchased power unit costs for the period ended June 30, 2003 compared with the 2002 period. In general, changes in Con Edison of New York's and O&R's cost of purchased power, fuel and gas affect the timing of cash flows but not net income because, in accordance with provisions approved by state regulators, the utilities generally recover from customers the costs they prudently incur for energy purchased for their customers. See "Rate and Restructuring Agreements" and "Recoverable Energy Costs" in each of the Companies' Note A to their financial statements in Item 8 of the Form 10-K and "Regulatory Matters," below.

The reconciliation of income to determine cash flows from operating activities for each of the Companies for the six months ended June 30, 2003, as compared with the 2002 period is also impacted by changes in non-cash items that were reflected in net income. Non-cash items for Con Edison and Con Edison of New York include decreased prepaid pension costs (resulting from past investment performance and a reduction for 2003 in the assumption for future performance) and increased depreciation and amortization (resulting from higher plant balances).

Cash flows used in investing activities of each of the Companies reflect increased utility construction expenditures and, for Con Edison, also reflect decreased construction expenditures by its unregulated subsidiaries.

Cash flows from financing activities of Con Edison and O&R reflect increased commercial paper issuance (shown on the consolidated balance sheets in Part I, Item 1 of this report as "Notes payable"). The amounts outstanding at June 30, 2003 for Con Edison and O&R were $267 million and $60 million, respectively. Con Edison of New York had no commercial paper outstanding at June 30, 2003. At June 30, 2003, the weighted average yield for the Companies' commercial paper was 1.15 percent. In July 2003, Con Edison issued $200 million of 3.625 percent 5-year Series 2003A Debentures, the net proceeds of which were used to repay commercial paper.

Cash flows from financing activities for the six months ended June 30, 2003, reflect the issuance of 9.6 million Con Edison common shares (resulting in net proceeds of $378 million, which were invested by Con Edison in Con Edison of New York). Cash flows from financing activities in the 2002 period reflect the issuance of $325 million of Con Edison's 7.25 percent 40-year Series 2002A Debentures (the proceeds of which were used to repay commercial paper). Cash flows from financing activities in both the 2003 and 2002 periods also reflect the issuance of Con Edison common shares through its dividend reinvestment and employee stock plans (2003: 1.3 million shares for $31 million; 2002: 0.8 million shares for $10 million).

In addition, cash flows from financing activities during the 2003 and 2002 periods reflect the refunding of long-term debt. In the 2003 period, Con Edison of New York redeemed $275 million 7.75 percent 35-year Series 1996A, Subordinated Deferrable Interest Debentures using cash held for that purpose at December 31, 2002; redeemed at maturity $150 million of 6.375 percent 10-year Series 1993D Debentures and issued $175 million 5.875 percent 30-year Series 2003A Debentures; redeemed $380 million

7.5 percent 30-year Series 1993G Debentures using the net proceeds from the issuance of its $200 million 3.85 percent 10-year Series 2003B Debentures and $200 million 5.10 percent 30-year Series 2003C Debentures. Also in the 2003 period, O&R redeemed at maturity its $35 million 6.56 percent 10-year Series 1993D Debentures using proceeds from the issuance of commercial paper. In the 2002 period, Con Edison of New York redeemed at maturity its $150 million 6.6 percent 9-year Series 1993C and its $150 million variable-rate 5-year Series 1997A and issued $300 million of 5.625 percent 10-year Series 2002A Debentures.

Con Edison's shareholders, at their annual meeting in May 2003, approved the Con Edison Long-Term Incentive Plan under which up to ten million shares of its common stock may be issued. No shares have been issued under the plan.

The following table shows variations in certain significant line items on the Companies' consolidated balance sheets at June 30, 2003, compared with December 31, 2002, that have also impacted specific line items within the Companies' consolidated statements of cash flows for the six months ended June 30, 2003. With respect to regulatory assets and liabilities, see Note D to the financial statements in Part I, Item 1 of this report.

	Con Edison 2003 vs. 2002 Variance	Con Edison of New York 2003 vs. 2002 Variance	O&R 2003 vs. 2002 Variance

	(Millions of Dollars)
Accounts receivable - customers, less allowance for uncollectible accounts	$52	$30	$11
Regulatory assets - recoverable energy costs	32	24	8
Gas in storage	24	20	5
Accounts payable	(32)	(22)	(8)
Regulatory liabilities - electric excess earnings	9	9	—
Regulatory liabilities - transmission congestion contracts	80	80	—

Accounts receivable - customers, less allowance for uncollectible accounts and regulatory assets -recoverable energy costs increased due primarily to higher electric sales and purchased power unit costs for Con Edison of New York and O&R during June 2003 compared with December 2002. To a lesser extent, the higher customer accounts receivable balance also reflects the timing of payment and collection of customer bills and increased customer payment agreements at Con Edison of New York, and an increase in level billing balances for Con Edison of New York and O&R. The higher energy sales and energy unit purchase costs are discussed below under "Results of Operations." In accordance with provisions approved by state regulators, the utilities generally recover from customers the costs they prudently incur for energy purchased for their customers. See "Rate and Restructuring Agreements," "Recoverable Energy Costs" of the Companies' Note A to their financial statements in Item 8 of the Form 10-K and "Regulatory Matters," below.

Gas in storage increased at June 30, 2003 as compared with year-end 2002 due primarily to higher unit costs of gas in storage during the second quarter of 2003 as compared to year-end 2002.

Accounts payable decreased at June 30, 2003 as compared with year-end 2002 due primarily to the comparatively lower level of outstanding payments for capital expenditures as of June 30, 2003. This decrease is offset in part by increased electric purchased power costs at June 30, 2003 as compared to year-end 2002, reflecting higher sales volumes and higher unit costs. Accounts payable increased at June 30, 2002 as compared with year-end 2001 due primarily to a higher level of energy purchases in June 2002 as compared to December 2001.

Electric excess earnings for Con Edison of New York increased at June 30, 2003 as compared with year-end 2002. This amount is an addition to a reserve established in 2002 for the rate year ended March 31, 2003 for earnings in excess of a specified rate of return in accordance with Con Edison of New York's 2000 Electric Rate Agreement. As of June 30, 2003, the total electric excess earnings reserve was $49 million. See "Rate and Restructuring Agreements" in Note A to the Con Edison of New York financial statements included in Item 8 of the Form 10-K.

Transmission congestion contracts increased at June 30, 2003 compared with year-end 2002 reflecting proceeds from the sale through the New York Independent System Operator (NYISO) of transmission rights on Con Edison of New York's transmission system. These proceeds are being retained for customer benefit.

Capital Resources and Requirements

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

For each of the Companies, the ratio of earnings to fixed charges (Securities and Exchange Commission basis) for the six months and 12 months ended June 30, 2003 and the years ended December 31, 2002, 2001, 2000, 1999 and 1998 was:

	Earnings to Fixed Charges

	Six months ended June 30,	Twelve months ended June 30,	Twelve months ended December 31,
	2003	2003	2002	2001	2000	1999	1998

Con Edison	2.5	2.9	3.1	3.3	3.0	3.8	4.0
Con Edison of New York	2.7	3.2	3.4	3.7	3.2	4.2	4.4
O&R	3.9	3.4	3.3	3.5	3.4	2.5	2.9

For each of the Companies, the common equity ratio as of June 30, 2003 and the years ended December 31, 2002, 2001 and 2000 was:

	Common Equity Ratio

		As of December 31,
	As of June 30, 2003
		2002	2001	2000

Con Edison	49.6	48.1	49.8	49.1
Con Edison of New York	48.3	46.6	47.2	46.4
O&R	54.0	53.6	50.0	49.8

The commercial paper of the Companies is rated P-1, A-1 and F-1, respectively, by Moody's Investor Service, Inc. (Moody's), Standard & Poor's Rating Services (S&P) and Fitch Ratings (Fitch). Con Edison's unsecured debt is rated A2, A- and A-, respectively, by Moody's, S&P and Fitch. The unsecured debt of Con Edison of New York and O&R is rated A1, A and A+, respectively, by Moody's, S&P and Fitch. A securities rating is subject to revision or withdrawal at any time by the assigning rating organization.

Contractual Obligations and Commercial Commitments

At June 30, 2003, there was no material change in the Companies' contractual obligations and commercial commitments compared to those disclosed in "Contractual Obligations and Commercial Commitments" in the Con Edison and Con Edison of New York MD&A in Item 7 of the Form 10-K, other than the long-term debt transactions described above and the capacity and energy purchase agreements described in the "Electric Power Requirements" in Part I, Item 2 of the First Quarter 10-Q.

ELECTRIC POWER REQUIREMENTS

At June 30, 2003, there was no material change in the Companies' electric power requirements compared to those discussed in "Electric Power Requirements" in the Con Edison and Con Edison of New York MD&A in Item 7 of the Form 10-K and in Part I, Item 2 of the First Quarter 10-Q.

REGULATORY MATTERS

At June 30, 2003, there was no material change in the Companies' regulatory matters compared to those disclosed under "Regulatory Matters" in the Con Edison and Con Edison of New York MD&A in Item 7 in the Form 10-K; in "Rate and Restructuring Agreements and Recoverable Energy Costs" in Note A to the O&R financial statements in Item 8 of the Form 10-K; and in "Regulatory Matters" in Part I, Item 2 of the First Quarter Form 10-Q, other than as described in Note D to the financial statements in Part I, Item 1 of this report.

FINANCIAL MARKET RISKS

The Companies are subject to various risks and uncertainties associated with their operations. The most significant market risks include interest rate risk, commodity price risk, credit risk and investment risk. At June 30, 2003, there were no material changes to the Companies' financial market risks from those disclosed under "Financial Market Risks" in the Con Edison and Con Edison of New York MD&A in Item 7 of the Form 10-K and O&R Narrative in Item 7A of the Form 10-K, to which reference is made.

Interest Rate Risk

Con Edison estimates that, as of June 30, 2003, each 10 percent variation in interest rates applicable to its variable rate debt of $926 million would result in a change in annual interest expense of $1 million. Each 10 percent change in Con Edison of New York's and O&R's variable interest rates applicable to their variable rate debt of $615 million and $104 million, respectively, annual interest expense for Con Edison of New York would change by $1 million and there would be no material impact for O&R.

Commodity Price Risk

Con Edison estimates that, as of June 30, 2003, a 10 percent change in market prices would result in a change in fair value of $13 million for the derivative instruments used by its regulated utility subsidiaries to hedge purchases of electricity and gas, of which $9 million is for Con Edison of New York and

$4 million for O&R. Con Edison expects that any such change in fair value would be largely offset by directionally opposite changes in the cost of the electricity and gas purchased. In accordance with provisions approved by state regulators, the utilities generally recover from customers the costs they prudently incur for energy purchased for their customers. See "Rate and Restructuring Agreements," "Recoverable Energy Costs" of the Companies' Note A to their financial statements in Item 8 of the Form 10-K and "Regulatory Matters," above.

Con Edison's unregulated subsidiaries use a value-at-risk (VaR) model to assess the market risk of their electricity and gas commodity fixed price purchase and sales commitments, physical forward contracts and commodity derivative instruments. VaR for hedges associated with generating assets and commodity contracts, assuming a one-day holding period, for the six months ended June 30, 2003, and 2002, respectively, was as follows:

	2003	2002

95% Confidence Level, One-Day Holding Period	(Millions of Dollars)
Average for the period	$1	$1
High	$3	$3
Low	$—	$1

Credit Risk

Con Edison's unregulated energy subsidiaries had $80 million of credit exposure, net of collateral and reserves, at June 30, 2003, of which $58 million was with investment grade counterparties and $19 million was with the New York Mercantile Exchange or independent system operators.

Investment Risk

The Companies' current investment policy for their pension plan assets includes investment targets of 60 percent equities and 40 percent fixed income and other securities. At June 30, 2003, the pension plan investments consisted of 56 percent equity and 44 percent fixed income and other securities.

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

For the period ended June 30, 2003, these contracts were marked to market in accordance with Emerging Issues Task Force (EITF) 02-3, "Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities," and SFAS No. 133. Changes in fair value of energy trading contracts that do not qualify for hedge accounting treatment are recorded in income in the reporting period in which they occur. For the corresponding period in 2002, these contracts had been accounted for under EITF Issue No. 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities," which was rescinded in October of 2002. Certain contracts, such as long-term natural gas transportation contracts that were marked to market under EITF Issue No. 98-10 do not fall within the scope of SFAS No. 133, and therefore, are no longer marked to market for accounting purposes.

The changes in fair value of energy trading net assets for the three and six months ended June 30, 2003 and 2002 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

	(Millions of Dollars)
Fair value of net assets outstanding - beginning of period	$9	$16	$5	$11
Change in fair value during the period:
Net premium paid	1	—	3	—
Changes in fair value prior to settlement	4	—	7	8
Fair value realized at settlement of contracts	(11)	(1)	(12)	(4)

Total change in fair value during the period	(6)	(1)	(2)	4

Fair value of net assets outstanding - end of period	$3	$15	$3	$15

As of June 30, 2003, the sources of fair value of the energy trading net assets were as follows:

	Fair Value of Net Assets at Period End
Source of Fair Value	Maturity less than 1 year	Maturity 1 - 3 years	Maturity 4 - 5 years	Maturity in excess of 5 years	Total fair value

	(Millions of Dollars)
Prices provided by external sources	$5	$—	$—	$—	$5
Prices based on models and other valuation methods	(2)	—	—	—	(2)

Total	$3	$—	$—	$—	$3

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2003 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2002

The Companies' results of operations (which were discussed above under "Results of Operations—Summary") for the three months ended June 30, 2003 compared with the three months ended June 30, 2002 were:

	Con Edison*		Con Edison of New York		O&R

(Millions of Dollars)	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent

Operating revenues	$328	17.7%	$260	16.6%	$12	8.3%
Purchased power	204	29.1	173	30.9	10	17.9
Fuel	55	117.0	36	87.8	—	—
Gas purchased for resale	73	61.3	70	72.2	8	50.0

Operating revenues less purchased power, fuel and gas purchased for resale (net revenues)	(4)	(0.4)	(19)	(2.2)	(6)	(8.3)
Other operations and maintenance	43	13.1	29	10.8	(2)	(5.7)
Depreciation and amortization	8	6.6	5	4.6	—	—
Taxes, other than income tax	1	0.4	—	—	—	—
Income tax	(20)	(32.8)	(18)	(32.7)	(1)	(25.0)

Operating income	(36)	(18.0)	(35)	(18.8)	(3)	(25.0)
Other income less deductions and related federal income tax	3	50.0	3	60.0	(1)	0.0
Net interest charges	(1)	(1.0)	—	—	—	—
Preferred stock dividend requirements	—	—	—	—	—	—

Net income for common stock	$(32)	(32.7)%	$(32)	(33.0)%	$(4)	(57.1)%

* Represents the consolidated financial results of Con Edison and its subsidiaries.

A discussion of the results of operations by principal business segment follows. Con Edison's principal segments are Con Edison of New York's regulated electric, gas and steam utility segments, O&R's regulated electric and gas utility and other operations segments, and Con Edison's unregulated businesses. For additional business segment financial information, see Note J to the financial statements in Part I, Item 1 of this report.

CON EDISON OF NEW YORK

Electric

Con Edison of New York's electric operating revenues in the second quarter of 2003 increased $158 million compared with the second quarter of 2002, reflecting higher fuel and purchased power costs of $173 million (see below). This increase also reflects a decrease in net revenues (operating revenues less fuel and purchased power costs) due primarily to the exceptionally cool weather ($14 million).

Con Edison of New York's electric sales and deliveries, excluding off-system sales, for the second quarter of 2003 compared with the second quarter of 2002 were:

MILLIONS OF KWHS

	Three Months Ended
Description	June 30, 2003	June 30, 2002	Variation	Percent Variation

Residential/Religious	2,558	2,629	(71)	(2.7)%
Commercial/Industrial	4,137	4,515	(378)	(8.4)
Other	37	46	(9)	(19.6)

Total Full Service Customers	6,732	7,190	(458)	(6.4)
Retail access customers	2,888	2,677	211	7.9

Sub-total	9,620	9,867	(248)	(2.5)
NYPA, Municipal Agency and Other Sales	2,393	2,516	(123)	(4.9)

Total Service Area	12,013	12,383	(370)	(3.0)%

Electric delivery volumes in Con Edison of New York's service area decreased 3.0 percent in the second quarter of 2003 compared with the second quarter of 2002. The decrease in delivery volumes reflects the exceptionally cool weather in the second quarter of 2003 as compared with the 2002 period. After adjusting for variations, principally weather and billing days in each period, electric delivery volumes in Con Edison of New York's area increased 0.3 percent in the second quarter of 2003 compared with the second quarter of 2002. Weather-adjusted sales represent an estimate of the sales that would have been made if historical average weather conditions had prevailed.

Con Edison of New York's electric purchased power costs increased $166 million in the second quarter of 2003 as compared with the second quarter of 2002, due to an increase in the average unit price of purchased power. This increase was offset in part by lower usage by the company's full service customers and higher volumes of electricity purchased from other suppliers by participants in the company's retail access programs. Electric fuel costs increased $7 million, reflecting an increase in the average unit price of fuel. In general, Con Edison of New York recovers prudently incurred fuel and purchased power costs pursuant to rate provisions approved by the PSC. See "Recoverable Energy Costs" in Note A to the Con Edison of New York financial statements in Item 8 of the Form 10-K.

Con Edison of New York's electric operating income decreased $31 million in the second quarter of 2003 compared with the second quarter of 2002. The principal component of the decrease was an increase in other operations and maintenance expense of $28 million, due primarily to a reduced net credit for pensions and other postretirement benefits. The decrease also reflects lower net revenues ($14 million) primarily as a result of the exceptionally cool weather, higher depreciation ($4 million) and higher property taxes ($5 million), offset in part by lower income taxes ($22 million).

Gas

Con Edison of New York's gas operating revenues increased $75 million, reflecting primarily the higher cost of purchased gas ($70 million) in the second quarter of 2003 compared with the second quarter of 2002. The higher cost of purchased gas reflects higher unit costs and increased sales volumes for firm sales customers. The increased sales volumes result primarily from the exceptionally cool weather in the second quarter of 2003. See "Recoverable Energy Costs" in Note A to the Con Edison of New York financial statements in Item 8 of the Form 10-K.

Con Edison of New York's revenues from gas sales are subject to a weather normalization clause that moderates, but does not eliminate, the effect of weather-related changes on net income.

Con Edison of New York's gas operating income increased $3 million in the second quarter of 2003 compared with the second quarter of 2002, reflecting primarily an increase in net revenues (operating revenues less gas purchased for resale) of $4 million and a decrease to property taxes of $5 million. The property tax decrease reflects a reconciliation adjustment in the second quarter of 2002. The increase in operating income was partially offset by a reduced net credit for pension and other post-retirement benefits ($5 million) and increased depreciation expense ($1 million).

Con Edison of New York's gas sales and deliveries, excluding off-system sales, for the second quarter of 2003 compared with the second quarter of 2002 were:

THOUSANDS OF DTHS

	Three Months Ended
Description	June 30, 2003	June 30, 2002	Variation	Percent Variation

Firm Sales
Residential	10,034	8,627	1,407	16.3%
General	7,538	6,940	598	8.6
Firm Transportation	3,449	3,527	(78)	(2.2)

Total Firm Sales and Transportation	21,021	19,094	1,927	10.1
Off Peak/Interruptible Sales	4,759	2,911	1,848	63.5
Non-Firm Transportation of Gas
NYPA	6,386	4,544	1,842	40.5
Generation Plants	5,587	20,011	(14,424)	(72.1)
Total NYPA and Generation Plants	11,973	24,555	(12,582)	(51.2)
Other	2,818	5,960	(3,142)	(52.7)

Total Sales and Transportation	40,571	52,520	(11,949)	(22.8)%

Con Edison of New York's firm sales and transportation volumes increased 10.1 percent in the second quarter 2003 compared with the second quarter of 2002. The increase reflects the impact of the exceptionally cool weather in the second quarter of 2003 as compared with the second quarter of 2002. After adjusting for variations, principally weather and billing days in each period, firm gas sales and transportation volumes in the company's service area increased 0.5 percent in the second quarter of 2003 as compared with the second quarter of 2002.

Non-firm transportation of customer-owned gas to NYPA and electric generating plants decreased 51.2 percent in the second quarter of 2003 as compared with the second quarter of 2002 due to higher gas prices. In 2003, because of the relative prices of natural gas and fuel oil, power plants in the company's gas service area utilized oil rather than gas for a significant portion of their generation. The decline in gas usage had minimal impact on earnings due to the application of a fixed demand charge for local transportation.

Steam

Con Edison of New York's steam operating revenues increased $26 million and steam operating loss increased $7 million for the second quarter of 2003 compared with the second quarter of 2002. The increase in revenues reflects higher fuel and purchased power costs for the second quarter of 2003 compared to the second quarter of 2002. See "Recoverable Energy Costs" in Note A to the Con Edison of New York financial statements in Item 8 of the Form 10-K. The increase in operating loss primarily reflects the decrease in net revenues (operating revenues less fuel and purchased power costs) of $10 million, higher income taxes ($2 million) and higher property taxes ($1 million), offset in part by lower state and local taxes on revenues ($5 million).

Con Edison of New York's steam sales and deliveries for the second quarter of 2003 compared with the second quarter of 2002 were:

MILLIONS OF POUNDS

	Three Months Ended
Description	June 30, 2003	June 30, 2002	Variation	Percent Variation

General	101	86	15	17.4%
Apartment house	1,438	1,297	141	10.9
Annual power	2,896	3,099	(203)	(6.6)

Total Sales	4,435	4,482	(47)	(1.0)%

Steam sales volumes decreased 1.0 percent in the second quarter of 2003 compared with the second quarter of 2002, primarily as a result of the exceptionally cool weather in the second quarter of 2003. After adjusting for variations, principally weather and billing days in each period, steam sales increased 1.3 percent.

Income Taxes

Income taxes decreased $18 million in the second quarter of 2003 compared with the second quarter of 2002 due primarily to lower taxable income.

Other Income

Other income (deductions) increased $3 million in the second quarter of 2003 compared with the second quarter of 2002 due primarily to an increase in allowance for equity funds used during construction ($2 million).

O&R

Electric

Electric operating revenues increased $3 million in the second quarter of 2003 compared with the second quarter of 2002, due primarily to higher purchased power costs in the 2003 period (see below). This increase was offset in part by a decrease in net revenues (operating revenues less fuel and purchased power costs) in the 2003 period ($7 million). The decrease is due primarily to the accrual of an additional $6 million for disallowed deferred purchased power costs for RECO (see Note D to the financial statements in Part I, Item 1 of this report) and the exceptionally cool weather.

O&R's electric sales and deliveries, excluding off-system sales, for the second quarter of 2003 compared with the second quarter of 2002 were:

MILLIONS OF KWHS

	Three Months Ended
Description	June 30, 2003	June 30, 2002	Variation	Percent Variation

Residential/Religious	372	405	(33)	(8.1)%
Commercial/Industrial	585	609	(24)	(3.9)
Other	24	24	—	—

Total Full Service Customers	981	1,038	(57)	(5.5)

Retail Access Customers	327	298	29	9.7

Total Service Area	1,308	1,336	(28)	(2.1)%

Electric delivery volumes in O&R's service area decreased 2.1 percent in the second quarter of 2003 compared with the second quarter of 2002 due to the exceptionally cool weather in the second quarter of 2003. After adjusting for weather variations, electric delivery volumes in O&R's service area were 2.7 percent higher in the 2003 period.

O&R's purchased power costs increased $10 million in the second quarter of 2003 as compared with the second quarter of 2002, due to an increase in the average unit price of purchased power. This increase was offset in part by lower energy use by the company's full service customers and higher volumes of electricity purchased by customers from other suppliers by participants in O&R's retail access program. In general, O&R recovers prudently incurred fuel and purchased power costs pursuant to rate provisions approved by state utility regulators. See "Recoverable Energy Costs" in Note A to the O&R financial statements in Item 8 of the Form 10-K and "Regulatory Matters," above.

O&R's electric operating income decreased $4 million in the second quarter of 2003 compared with the second quarter of 2002. The decrease is due primarily to the decrease in net revenues (operating revenues less purchased power) discussed above ($7 million), offset in part by reduced electric operations and maintenance expenses of $3 million.

Gas

O&R's gas operating revenues increased $9 million in the second quarter of 2003 compared with the second quarter of 2002, reflecting primarily the higher cost of purchased gas ($8 million) in the 2003 period. This increase in the cost of gas purchased for resale resulted from increased sales to firm customers in response to the exceptionally cool weather in the 2003 period, and increased gas unit costs. See "Recoverable Energy Costs" in Note A to the O&R financial statements in Item 8 of the Form 10-K.

O&R's gas sales and deliveries, excluding off-system sales, for the second quarter of 2003 compared with the second quarter of 2002 were:

THOUSANDS OF DTHS

	Three Months Ended
Description	June 30, 2003	June 30, 2002	Variation	Percent Variation

Firm Sales
Residential	1,765	1,616	149	9.2%
General	563	522	41	7.9
Firm Transportation	1,315	931	384	41.2

Total Firm Sales and Transportation	3,643	3,069	574	18.7
Off Peak/Interruptible Sales	1,574	1,707	(133)	(7.8)
Non-Firm Transportation of Gas
Generation Plants	604	4,255	(3,651)	(85.8)
Other	184	193	(9)	(4.7)

Total Sales and Transportation	6,005	9,224	(3,219)	(34.9)%

O&R's firm sales and transportation volumes increased 18.7 percent in the second quarter of 2003 compared with the second quarter of 2002. The increase reflects the impact of exceptionally cool weather in the second quarter of 2003 as compared with the second quarter of 2002 and an adjustment to the unbilled revenue accrual recorded in the second quarter of 2003 to reflect lower line losses. O&R's revenues from gas sales in New York are subject to a weather normalization clause that moderates, but does not eliminate, the effect of weather-related changes on net income. After adjusting for weather variations in each period, total firm sales and transportation volumes were 6.8 percent higher for the 2003 period compared with the second quarter of 2002.

Non-firm transportation of customer-owned gas to the electric generating plants decreased 85.8 percent in the second quarter of 2003 as compared with the second quarter of 2002 due to higher gas prices. In 2003, because of the relative prices of natural gas and fuel oil, power plants in the company's gas service area utilized oil rather than gas for a significant portion of their generation. The decline in gas usage had minimal impact on earnings due to the application of a fixed demand charge for local transportation.

The cost of gas purchased for resale increased $8 million in the second quarter of 2003 compared with the second quarter of 2002 due to higher sales volumes and higher unit costs. The increase is offset in part by increased volumes of gas purchased by customers from other suppliers by participants in O&R's retail access program.

Gas operating income increased $1 million in the second quarter of 2003 compared with the second quarter of 2002. The increase is due primarily to the increase in net revenues (operating revenues less gas purchased for resale), resulting from higher sales volumes.

Income Taxes

Income taxes decreased $1 million in the second quarter of 2003 compared with the second quarter of 2002 due primarily to lower taxable income.

Other Income

O&R's other income (deductions) decreased $1 million in the second quarter of 2003 compared with the second quarter of 2002, reflecting primarily amounts accrued in connection with a settlement with the New York State Department of Environmental Conservation. A reserve established in 2002 covered substantially all of this expense. See "Clean Air Act Proceeding" in Part II, Item 3 of this report.

UNREGULATED BUSINESSES

Unregulated subsidiaries' operating income for the second quarter of 2003 was $2 million higher than the second quarter of 2002. Operating revenues increased $56 million in the 2003 period compared to 2002 due primarily to higher sales from increased generating capacity and increased retail electric sales.

Unregulated subsidiaries' operating expenses, excluding income taxes, increased by $55 million, reflecting increased fuel and purchased power supply costs of $37 million and a $18 million increase in operation and maintenance expenses attributable to increased costs to operate generation assets ($13 million), Con Edison Communications' increased operating costs ($3 million) and depreciation costs for telecommunications facilities placed in service ($2 million).

SIX MONTHS ENDED JUNE 30, 2003 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2002

The Companies' results of operations (which were discussed above under "Results of Operations—Summary") for the six months ended June 30, 2003 compared with the six months ended June 30, 2002 were:

	Con Edison*		Con Edison of New York		O&R

(Millions of Dollars)	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent

Operating revenues	$841	21.5%	$651	19.6%	$57	19.0%
Purchased power	400	29.2	329	29.5	28	29.8
Fuel	175	156.3	102	100.0	—	—
Gas purchased for resale	206	58.9	189	68.2	28	53.8

Operating revenues less purchased power, fuel and gas purchased for resale (net revenues)	60	2.9	31	1.7	1	0.6
Other operations and maintenance	93	14.0	65	11.8	(2)	(2.9)
Depreciation and amortization	16	6.6	11	5.1	—	—
Taxes, other than income tax	18	3.4	15	3.0	2	8.0
Income tax	(29)	(17.1)	(24)	(16.0)	2	15.3

Operating income	(38)	(8.3)	(36)	(8.7)	(1)	(3.2)
Other income less deductions and related federal income tax	(8)	(34.8)	(8)	(36.4)	—	—
Net interest charges	(1)	(0.5)	2	1.1	(1)	(8.3)
Preferred stock dividend requirements	(1)	(14.3)	(1)	(14.3)	—	—
Cumulative effect of change in accounting principle	(20)	(100.0)	—	—	—	—

Net income for common stock	$(24)	(9.8)%	$(45)	(18.1)%	$—	—%

* Represents the consolidated financial results of Con Edison and its subsidiaries.

A discussion of the results of operations by principal business segment follows. For additional business segment financial information, see Note J to the financial statements in Part I, Item 1 of this report.

CON EDISON OF NEW YORK

Electric

Con Edison of New York's electric operating revenues for the six months ended June 30, 2003 increased $330 million compared with the 2002 period, reflecting higher fuel and purchased power costs of $328 million (see below). See "Recoverable Energy Costs" and "Rate and Restructuring Agreements" in Note A to the Con Edison of New York financial statements in Item 8 of the Form 10-K. The increase in electric operating revenues was offset in part by the increase in the 2003 period of the reserve for earnings in excess of a specified rate of return that are to be retained for customer benefit in accordance with the 2000 Electric Rate Agreement ($9 million). The increase in electric operating revenues also reflects the absence in the 2003 period of the following actions taken in the 2002 period: the accrual of a reserve related to the sale of the company's nuclear generating unit ($16 million); the recognition in 2002 of a previously deferred gain on the sale of divested plants ($12 million) and the recognition of a previously deferred revenue increase for the New York Power Authority ($9 million). The impact of weather in the six months ended June 30, 2003 as compared with the 2002 period ($6 million net revenue increase) reflects the colder than normal 2003 winter, partially offset by the exceptionally cool weather in the second quarter.

Con Edison of New York's electric sales and deliveries, excluding off-system sales, for the six months ended 2003 compared with the 2002 period were:

MILLIONS OF KWHS

	Six Months Ended
Description	June 30, 2003	June 30, 2002	Variation	Percent Variation

Residential/Religious	5,523	5,396	127	2.3%
Commercial/Industrial	8,628	8,966	(338)	(3.8)
Other	72	76	(4)	(5.3)

Total Full Service Customers	14,223	14,438	(215)	(1.5)
Retail access customers	5,909	5,339	572	10.7

Sub-total	20,132	19,777	355	1.8

NYPA, Municipal Agency and Other Sales	5,032	4,896	136	2.8

Total Service Area	25,164	24,673	491	2.0%

Electric delivery volumes in Con Edison of New York's service area increased 2.0 percent for the six months ended June 30, 2003 compared with the 2002 period. The increase in delivery volumes reflects the colder winter weather in the first quarter of 2003 as compared with the mild winter in 2002, partially offset by the exceptionally cool weather in the second quarter of 2003. After adjusting for variations, principally weather and billing days in each period, electric delivery volumes in Con Edison of New York's service area increased 1.7 percent for the six months ended June 30, 2003 compared with the 2002 period. Weather-adjusted sales represent an estimate of the sales that would have been made if historical average weather conditions had prevailed.

Con Edison of New York's electric purchased power costs increased $313 million for the six months ended June 30, 2003 as compared with the 2002 period, due to an increase in the average unit price of purchased power and higher customer usage. This increase was offset in part by lower usage by the company's full service customers and higher volumes of electricity purchased from other suppliers by participants in the company's retail access programs. Electric fuel costs increased $14 million, reflecting an increase in the average unit price of fuel. In general, Con Edison of New York recovers prudently incurred fuel and purchased power costs pursuant to rate provisions approved by the PSC. See "Recoverable Energy Costs" in Note A to the Con Edison of New York financial statements in Item 8 of the Form 10-K.

Con Edison of New York's electric operating income decreased $47 million for the six months ended June 30, 2003 compared with the 2002 period. The principal component of the decrease was an increase in electric other operations and maintenance expense of $60 million, reflecting primarily a reduced net credit for pensions and other postretirement benefits ($37 million). The decrease also reflects an increase in property taxes ($9 million), offset in part by lower income taxes ($34 million).

Gas

Con Edison of New York's gas operating revenues increased $199 million, resulting primarily from the higher cost of purchased gas ($189 million) for the six months ended June 30, 2003 compared with the 2002 period. The higher cost of purchased gas reflects higher unit costs and increased sales volumes to firm sales customers. The increased sales volumes resulted primarily from the colder weather for the six months ended June 30, 2003 compared with the mild weather in the 2002 period. The revenue increases were partially offset by rate reductions implemented in accordance with the gas rate agreement approved by the PSC in 2002. See "Rate and Restructuring Agreements—Gas" in Note A to the Con Edison of New York financial statements in Item 8 of the Form 10-K.

Con Edison of New York's revenues from gas sales are subject to a weather normalization clause that moderates, but does not eliminate, the effect of weather-related changes on net income.

Con Edison of New York's gas operating income increased $1 million for the six months ended June 30, 2003 compared with the 2002 period, reflecting higher net revenues (operating revenues less gas purchased for resale) of $10 million, offset by an increase in gas other operations and maintenance expense ($5 million). The increase in other operations and maintenance expense was due primarily to a reduced net credit for pensions and other postretirement benefits. In addition, gas net revenues were reduced by higher state and local taxes on revenues ($5 million).

Con Edison of New York's gas sales and deliveries, excluding off-system sales, for the six months ended June 30, 2003 compared with the 2002 period were:

THOUSANDS OF DTHS

	Six Months Ended
Description	June 30, 2003	June 30, 2002	Variation	Percent Variation

Firm Sales
Residential	35,895	28,000	7,895	28.2%
General	23,378	19,485	3,893	20.0
Firm Transportation	10,608	9,436	1,172	12.4

Total Firm Sales and Transportation	69,881	56,921	12,960	22.8
Off Peak/Interruptible Sales	10,443	6,956	3,487	50.1
Non-Firm Transportation of Gas
NYPA	10,229	8,764	1,465	16.7
Generation Plants	11,049	34,227	(23,178)	(67.7)

Total NYPA and Generation Plants	21,278	42,991	(21,713)	(50.5)

Other	10,061	13,524	(3,463)	(25.6)

Total Sales and Transportation	111,663	120,392	(8,729)	(7.3)%

Con Edison of New York's sales and transportation volumes for firm customers increased 22.8 percent for the six months ended June 30, 2003 compared with the 2002 period. The increase reflects the impact of the cold weather in the 2003 period compared with the mild weather in the 2002 period. After adjusting for variations, principally weather and billing days in each period, firm gas sales and transportation volumes in the company's service area increased 2.3 percent in the 2003 period.

Non-firm transportation of customer-owned gas to NYPA and the electric generating plants decreased 50.5 percent in the six months ended June 30, 2003 as compared with the 2002 period due to higher gas prices. In 2003, because of the relative prices of natural gas and fuel oil, power plants in the company's gas service area utilized oil rather than gas for a significant portion of their generation. The decline in gas usage had minimal impact on earnings due to the application of a fixed demand charge for local transportation.

Steam

Con Edison of New York's steam operating revenues increased $122 million and steam operating income increased $10 million for the six months ended June 30, 2003 compared with the 2002 period. The higher revenues reflect higher sales volumes due to the cold winter weather in the six-month period ended June 30, 2003 as compared with the mild weather in the 2002 period. The increase also includes higher fuel and purchased power costs for the six months ended June 30, 2003 compared to the 2002 period. See "Recoverable Energy Costs" in Note A to the Con Edison of New York financial statements in Item 8 of the Form 10-K. The increase in steam operating income reflects primarily an increase in net revenues (operating revenues less fuel and purchased power costs) of $19 million and a decrease to state and local taxes on steam revenues ($3 million), offset in part by higher income taxes on steam income ($11 million).

Con Edison of New York's steam sales and deliveries for the six months ended June 30, 2003 compared with the 2002 period were:

MILLIONS OF POUNDS

	Six Months Ended
Description	June 30, 2003	June 30, 2002	Variation	Percent Variation

General	549	388	161	41.5%
Apartment house	4,883	3,925	958	24.4
Annual power	9,675	8,104	1,571	19.3

Total Sales	15,107	12,417	2,690	21.7%

Steam sales volumes increased 21.7 percent for the six months ended June 30, 2003 compared to the 2002 period, primarily as a result of the cold winter weather in 2003 as compared with the mild winter in 2002. After adjusting for variations, principally weather and billing days in each period, steam sales increased 1.0 percent.

Income Taxes

Income taxes decreased $24 million in the six months ended June 30, 2003 compared with to the 2002 period due primarily to lower taxable income.

Other Income

Other income (deductions) decreased $8 million for the six months ended June 30, 2003 compared to the 2002 period. The decrease is due primarily to an increase in income tax expense in the 2003 period as a result of the recognition in 2002 of income tax benefits relating to the September 2001 sale of the company's nuclear generating unit.

O&R

Electric

Electric operating revenues increased $25 million during the six months ended June 30, 2003 compared to the 2002 period, reflecting higher purchased power costs in the 2003 period (see below). See "Recoverable Energy Costs" in Note A to the O&R financial statements in Item 8 of the Form 10-K. This increase was offset in part by the accrual of a reserve in the 2003 period of $6 million for disallowed deferred purchased power costs for RECO (see Note D to the financial statements in Part I, Item 1 of this report.).

O&R's electric sales and deliveries, excluding off-system sales, for the six months ended June 30, 2003 compared with the 2002 period were:

MILLIONS OF KWHS

	Six Months Ended
Description	June 30, 2003	June 30, 2002	Variation	Percent Variation

Residential/Religious	809	802	7	0.9%
Commercial/Industrial	1,156	1,176	(20)	(1.7)
Other	51	51	—	—

Total Full Service Customers	2,016	2,029	(13)	(0.6)

Retail Access Customers	634	546	88	16.1

Total Service Area	2,650	2,575	75	2.9%

Electric delivery volumes in O&R's service area increased 2.9 percent in the six months ended June 30, 2003 compared to the 2002 period due to the cold winter weather in 2003 compared with the mild winter in 2002, growth in the number of customers, and higher average customer usage, partially offset by the extremely cool weather in the second quarter of 2003. After adjusting for weather variations, electric delivery volumes in O&R's service area increased 2.0 percent in the 2003 period.

O&R's purchased power cost increased $28 million in the six months ended June 30, 2003 as compared with to the 2002 period due to an increase in the average unit cost of purchased power. This increase was offset by lower energy usage by the company's full-service customers and higher volumes of electricity purchased from other suppliers by participants in O&R's retail access program.

O&R's electric operating income decreased $2 million during the six months ended June 30, 2003 as compared to the 2002 period reflecting primarily a decrease in net revenues (operating revenues less fuel and purchased power) of $3 million, an increase in property and payroll taxes of $1 million and reduced electric operations and maintenance expenses of $3 million.

Gas

O&R's gas operating revenues increased $32 million during the six months ended June 30, 2003 compared to the 2002 period, reflecting primarily higher costs of gas purchased for resale ($28 million) due to increased sales to firm customers and increased gas unit costs in the 2003 period. The increase is offset in part by increased volumes of gas purchased by customers from other suppliers by participants in O&R's retail access program. Winter weather in the first quarter of 2003 was colder than normal, while the second quarter was exceptionally cool. See "Recoverable Energy Costs" in Note A to the O&R financial statements in Item 8 of the Form 10-K.

O&R's gas sales and deliveries, excluding off-system sales, for the six months ended June 30, 2003 compared with the 2002 period were:

THOUSANDS OF DTHS

	Six Months Ended
Description	June 30, 2003	June 30, 2002	Variation	Percent Variation

Firm Sales
Residential	7,185	6,126	1,059	17.3%
General	2,286	1,983	303	15.3
Firm Transportation	4,754	3,386	1,368	40.4

Total Firm Sales and Transportation	14,225	11,495	2,730	23.7
Off Peak/Interruptible Sales	3,477	3,781	(304)	(8.0)
Non-Firm Transportation of Gas
Generation Plants	1,419	5,852	(4,433)	(75.8)
Other	683	575	108	18.8

Total Sales and Transportation	19,804	21,703	(1,899)	(8.7)%

O&R's firm sales and transportation volumes increased 23.7 percent for the six months ended June 30, 2003 compared to the 2002 period. O&R's revenues from gas sales in New York are subject to a weather normalization clause that moderates, but does not eliminate, the effect of weather-related changes on net income. After adjusting for weather variations in each period, total firm sales and transportation volumes were 2.6 percent higher for the six months ended June 30, 2003 period compared to the 2002 period.

Non-firm transportation of customer-owned gas to the electric generating plants decreased 75.8 percent in the six months ended June 30, 2003 as compared with the 2002 period due to higher gas prices. In 2003, because of the relative prices of natural gas and fuel oil, power plants in the company's gas service area utilized oil rather than gas for a significant portion of their generation. The decline in gas usage had minimal impact on earnings due to the application of a fixed demand charge for local transportation.

Gas operating income increased $1 million during the six months ended June 30, 2003 as compared to the 2002 period. The increase reflects an increase in net gas revenues (operating revenues less purchased gas) of $4 million, which is due primarily to increased sales. The increase in net revenues was offset in part by increased gas operations and maintenance expenses of $1 million and increased federal and state income tax of $2 million.

Taxes Other Than Income Taxes

Taxes other than income taxes increased by $2 million in the 2003 period compared to the 2002 period. The increase was due primarily to higher property taxes and payroll taxes.

Income Taxes

Income taxes increased by $2 million in the 2003 period compared to the 2002 period due primarily to lower interest expense deductions.

Net Interest Charges

O&R's net interest charges decreased by $1 million in the 2003 period compared to the 2002 period, due primarily to lower interest on long-term debt as a result of the redemption of a $35 million, 10-year Debenture in March 2003 (see "Liquidity and Capital Resources," above).

UNREGULATED BUSINESSES

Unregulated subsidiaries' operating income for the six months ended June 30, 2003 was $1 million lower than the 2002 period. Operating revenues increased $136 million in the 2003 period compared to 2002 due primarily to higher sales from increased generating capacity and increased retail electric sales.

Unregulated subsidiaries' operating expenses, excluding income taxes, increased by $143 million, reflecting increased fuel and purchased power supply costs of $106 million and a $37 million increase in operation and maintenance expenses attributable to increased costs to operate the generation assets ($25 million), Con Edison Communications' increased operating costs ($7 million) and higher depreciation for additional telecommunications facilities and generating assets placed in service ($5 million). Operating income taxes decreased $8 million for the six months ended June 30, 2003 as compared with the 2002 period, reflecting lower taxable income.

Unregulated subsidiaries' other income (deductions) decreased $3 million for the six months ended June 30, 2003 compared to the 2002 period, reflecting lower unrealized gains on derivative contracts ($8 million), offset by the 2002 write-down of an investment in Neon Communications ($5 million after tax).

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

For information about the Companies' primary market risks associated with activities in derivative financial instruments, other financial instruments and derivative commodity instruments, see "Financial Market Risks" in the Management's Discussion and Analysis of Financial Condition and Results of Operations in Part 1, Item 2 of this report, which information is incorporated herein by reference. Also, see Item 7A of the Companies' combined Annual Report on Form 10-K for the year ended December 31, 2002 (Form 10-K).

ITEM 4.    CONTROLS AND PROCEDURES

For each of the Companies, its management, with the participation of its principal executive officer and principal financial officer, has evaluated its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report and, based on such evaluation, its principal executive officer and principal financial officer have concluded that these controls and other procedures are effective to provide reasonable assurance that the information required to be disclosed by the company of which he or she is the principal executive officer or principal financial officer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There has been no change in the Companies' internal control over financial reporting that occurred during the quarterly period ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Companies' internal control over financial reporting.

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

Actual results or developments might differ materially from those included in the forward-looking statements because of various factors such as those detailed in "Forward-Looking Statements" in Part II of the Form 10-K.

PART II.    OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Con Edison

Northeast Utilities

For information about legal proceedings relating to Con Edison's October 1999 agreement to acquire Northeast Utilities, see Note F to the financial statements included in Part 1, Item 1 of this report (which information is incorporated herein by reference).

Con Edison of New York

Asbestos Proceedings

For information about Con Edison of New York's legal proceedings relating to asbestos, see Note D to the financial statements included in Part 1, Item 1 of this report and in "Con Edison of New York—Asbestos Proceedings" in Part II, Item 1 of the Companies' combined Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 (which information is incorporated herein by reference).

In March 2003, a jury awarded a 53-year old man $47 million for asbestos-related injuries in an action in New York State Supreme Court, New York County, entitled Robert Croteau v. A.C.& S., Inc. et al. The man was employed by a subcontractor who did work in the 1970s on two power plants being constructed for Con Edison of New York. The jury awarded the plaintiff $45 million for pain and suffering and $2 million for economic injuries. In June 2003, the court reduced from $45 million to a maximum of $17 million the portion of the jury award that was for pain and suffering and limited the company's responsibility for such damages to 34 percent. The court is still reviewing the company's motion to vacate or reduce the verdict still further for other reasons. The company believes that it has strong legal and factual arguments supporting its position. In the event the court fails to vacate the verdict, the company will appeal. If the verdict is ultimately upheld, the company believes it is entitled to full reimbursement from other entities.

O&R

Clean Air Act Proceeding

Reference is made to "O&R Clean Air Act Proceeding" in Item 3 of the Form 10-K. In June 2003, O&R entered into a settlement agreement with the New York State Department of Environmental Conservation relating to an electric generating plant O&R sold in 1999. O&R agreed to pay a $600,000 penalty and an additional $800,000 to fund energy conservation and clean renewable energy projects in the lower Hudson Valley.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Con Edison

(a)
At the Annual Meeting of Stockholders of Con Edison on May 19, 2003, the stockholders of Con Edison voted to elect members of the Board of Directors, to ratify and approve the appointment of Con Edison's independent accountants, to ratify and approve the Con Edison Long-Term Incentive Plan and not to adopt a stockholder proposal. 170,743,371 shares of Common Stock of Con

  Edison, representing approximately 79.62 percent of the 214,443,381 shares of Common Stock outstanding and entitled to vote, were present at the meeting or by proxy.

(b)
The name of each nominee for election as a member of Con Edison's Board of Directors and the number of shares voted for or with respect to which authority to vote for was withheld are as follows:

	Votes For	Votes Withheld

Vincent A. Calarco	166,046,897	4,696,474
George Campbell, Jr.	166,677,628	4,065,743
Gordon J. Davis	166,487,293	4,256,078
Michael J. Del Giudice	166,205,914	4,537,457
Joan S. Freilich	166,796,719	3,946,652
Ellen V. Futter	166,335,844	4,407,527
Sally Hernandez-Pinero	166,579,124	4,164,247
Peter W. Likins	166,750,473	3,992,898
Eugene R. McGrath	166,054,011	4,689,360
Frederic V. Salerno	166,093,078	4,650,293
Richard A. Voell	166,631,849	4,111,522
Stephen R. Volk	166,751,194	3,992,177

(c)
The results of the vote on the appointment of PricewaterhouseCoopers LLP as independent accountants for Con Edison for 2003 were as follows: 165,700,206 shares were voted for this proposal; 2,953,662 shares were voted against the proposal; and 2,089,503 shares were abstentions.

(d)
The results of the vote on the Con Edison Long Term Incentive Plan were as follows: 150,167,166 shares were voted for this proposal; 16,878,108 shares were voted against the proposal; 3,698,097 shares were abstentions.

(e)
The following stockholder-proposed resolution was voted upon at the Annual Meeting:

  "RESOLVED: That the shareholders recommend that the Board take the necessary steps that Con Edison specifically identify by name and corporate title in all future proxy statements those executive officers, not otherwise so identified, who are contractually entitled to receive in excess of $250,000 annually as a base salary, together with whatever other additional compensation bonuses and other cash payments due them."

  The results of the vote on this proposal were as follows: 20,585,323 shares were voted for this proposal; 104,398,542 shares were voted against the proposal; 4,855,261 shares were abstentions; and 40,904,245 shares were broker non-votes.

Con Edison of New York

At the Annual Meeting of Stockholders of Con Edison of New York on May 19, 2003, all 235,488,094 outstanding shares of common stock of Con Edison of New York, which are owned by Con Edison, were voted to elect Vincent A. Calarco, George Campbell, Jr., Gordon J. Davis, Michael J. Del Giudice, Joan S. Freilich, Ellen V. Futter, Sally Hernandez-Pinero, Peter W. Likins, Eugene R. McGrath, Frederic V. Salerno, Richard A. Voell and Stephen R. Volk as members of Con Edison of New York's Board of

Trustees and to ratify and approve the appointment of PricewaterhouseCoopers, LLP as Con Edison of New York's independent accountants for 2003.

O&R

Pursuant to a consent of sole shareholder to shareholder action without a meeting dated June 9, 2003, Con Edison, which owns all 1,000 outstanding shares of common stock of O&R, elected Eugene R. McGrath, John D. McMahon and George Strayton as members of O&R's Board of Directors.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)
EXHIBITS

Con Edison

Exhibit 12.1	Statement of computation of Con Edison's ratio of earnings to fixed charges for the six and twelve-month periods ended June 30, 2003 and the years 1998-2002.
Exhibit 31.1.1	Rule 13a-14(a)/15d-14(a) Certifications—Chief Executive Officer.
Exhibit 31.1.2	Rule 13a-14(a)/15d-14(a) Certifications—Chief Financial Officer.
Exhibit 32.1.1	Section 1350 Certifications—Chief Executive Officer.
Exhibit 32.1.2	Section 1350 Certifications—Chief Financial Officer.

Con Edison of New York

Exhibit 12.2	Statement of computation of Con Edison of New York's ratio of earnings to fixed charges for the six and twelve-month periods ended June 30, 2003 and the years 1998-2002.
Exhibit 31.2.1	Rule 13a-14(a)/15d-14(a) Certifications—Chief Executive Officer.
Exhibit 31.2.2	Rule 13a-14(a)/15d-14(a) Certifications—Chief Financial Officer.
Exhibit 32.2.1	Section 1350 Certifications—Chief Executive Officer.
Exhibit 32.2.2	Section 1350 Certifications—Chief Financial Officer.

O&R

Exhibit 12.3	Statement of computation of O&R's ratio of earnings to fixed charges for the six and twelve-month periods ended June 30, 2003 and the years 1998-2002.
Exhibit 31.3.1	Rule 13a-14(a)/15d-14(a) Certifications—Chief Executive Officer.
Exhibit 31.3.2	Rule 13a-14(a)/15d-14(a) Certifications—Chief Financial Officer.
Exhibit 32.3.1	Section 1350 Certifications—Chief Executive Officer.
Exhibit 32.3.2	Section 1350 Certifications—Chief Financial Officer.
(b)
REPORTS ON FORM 8-K

Con Edison filed Current Reports on Form 8-K dated (i) April 17, 2003, furnishing (under Item 9) a copy of its press release with respect to, among other things, its first quarter earnings; (ii) May 16, 2003, reporting (under Item 5) the State Proceeding referred to in Note F to the financial statements included in Part I, Item 1 of this report; (iii) May 22, 2003, reporting (under Item 5) the completion of the sale of 8.7 million of its Common Shares; and (iv) June 10, 2003, furnishing (under Item 9) a presentation dated June 10, 2003.

Con Edison of New York filed Current Reports on Form 8-K dated (i) April 7, 2003, reporting (under Item 5) the completion of the sale of $175 million aggregate principal amount of the company's 5.875% Debentures, Series 2003A, due 2033; (ii) June 10, 2003, reporting (under Item 5) the completion of the sale of $200 million aggregate principal amount of the company's 3.85% Debentures, Series 2003B, due 2013 and $200 million aggregate principle amount of the company's 5.10%, Series 2003C, due 2033; and (iii) June 10, 2003, furnishing (under Item 9) a presentation dated June 10, 2003.

The Companies filed no other Current Reports on Form 8-K during the quarter ended June 30, 2003.

Subsequent to June 30, 2003, (i) Con Edison and O&R filed a Current Report on Form 8-K, dated June 24, 2003, reporting (under Item 5) the O&R electric and gas rate settlement agreements discussed under "Regulatory Matters" in Part 1, Item 2 of this report; (ii) the Companies filed a Current Report on Form 8-K, dated July 16, 2003, reporting (under Item 5) second quarter financial results and the NJBPU rulings discussed under "Regulatory Matters" in Part 1, Item 2 of this report and furnishing (under Item 9) a copy of Con Edison's press release, dated July 17, 2003, with respect to, among other things, its second quarter earnings; and (iii) Con Edison filed a Current Report on Form 8-K, dated July 22, 2003 reporting (under Item 5) the completion of the sale of $200 million aggregate principal amount of its 3.625% Debentures, Series 2003A, due 2008.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Consolidated Edison, Inc.
Consolidated Edison Company of New York, Inc.
DATE: August 12, 2003	By	/s/ JOAN S. FREILICH Joan S. Freilich Executive Vice President, Chief Financial Officer and Duly Authorized Officer
Orange and Rockland Utilities, Inc.
DATE: August 12, 2003	By:	/s/ EDWARD J. RASMUSSEN Edward J. Rasmussen Vice President, Chief Financial Officer and Duly Authorized Officer

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