Form 10-Q
period 2003-09-30
CONSOLIDATED EDISON CO OF NEW YORK INC; ORANGE & ROCKLAND UTILITIES INC; CONSOLIDATED EDISON INC
filed 2003-11-07
CIK 23632, 74778, 1047862

QuickLinks -- Click here to rapidly navigate through this document

Form 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended SEPTEMBER 30, 2003
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Consolidated Edison, Inc. (Con Edison)	Yes ☒ No ☐
Consolidated Edison Company of New York, Inc. (Con Edison of New York)	Yes ☐ No ☒
Orange and Rockland Utilities, Inc. (O&R)	Yes ☐ No ☒

As of the close of business on October 31, 2003, Con Edison had outstanding 225,456,625 Common Shares ($.10 par value). Con Edison owns all of the outstanding common equity of Con Edison of New York and O&R.

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

GLOSSARY OF TERMS

The following is a glossary of frequently used abbreviations or acronyms that are found throughout this report:

Con Edison Companies
Companies	Con Edison, Con Edison of New York and O&R, collectively
Con Edison	Consolidated Edison, Inc
Con Edison Communications	Con Edison Communications, LLC
Con Edison Development	Consolidated Edison Development, Inc.
Con Edison Energy	Consolidated Edison Energy, Inc.
Con Edison of New York	Consolidated Edison Company of New York, Inc.
Con Edison Solutions	Consolidated Edison Solutions, Inc.
O&R	Orange and Rockland Utilities, Inc.
RECO	Rockland Electric Company
Utilities	Con Edison of New York and O&R
Regulatory and State Agencies
NJBPU	New Jersey Board of Public Utilities
NYPA	New York Power Authority
PSC	New York State Public Service Commission
SEC	Securities and Exchange Commission
Other
AFDC	Allowance for Funds used During Construction
DTH	Dekatherm
EITF	Emerging Issues Task Force
FASB	Financial Accounting Standards Board
Form 10-K	Companies' combined Annual Report on Form 10-K for the year ended December 31, 2002
kWh	Kilowatt-hour
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
MW	Megawatts or thousand kilowatts
NYISO	New York Independent System Operator
OCI	Other Comprehensive Income
PCBs	Polychlorinated biphenyls
SFAS	Statement of Financial Accounting Standards
Superfund	Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980
VaR	Value-at-Risk

Consolidated Edison, Inc.

CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	September 30, 2003	December 31, 2002

	(Millions of Dollars)
ASSETS
UTILITY PLANT, AT ORIGINAL COST
Electric	$11,953	$11,568
Gas	2,637	2,530
Steam	791	768
General	1,469	1,435

TOTAL	16,850	16,301
Less: Accumulated depreciation	4,813	4,660

NET	12,037	11,641
Construction work in progress	1,198	989

NET UTILITY PLANT	13,235	12,630

NON-UTILITY PLANT
Unregulated generating assets, less accumulated depreciation of $38 and $30 in 2003 and 2002, respectively	555	222
Non-utility property, less accumulated depreciation of $30 and $19 in 2003 and 2002, respectively	171	140
Construction work in progress	32	347

NET PLANT	13,993	13,339

CURRENT ASSETS
Cash and temporary cash investments	49	118
Restricted cash	18	14
Funds held for the redemption of long-term debt	—	275
Accounts receivable - customers, less allowance for uncollectible accounts of $33 and $35 in 2003 and 2002, respectively	861	683
Accrued unbilled revenue	53	54
Other receivables, less allowance for uncollectible accounts of $5 and $1 in 2003 and 2002, respectively	365	169
Fuel, at average cost	30	23
Gas in storage, at average cost	167	81
Materials and supplies, at average cost	98	92
Prepayments	254	73
Other current assets	98	125

TOTAL CURRENT ASSETS	1,993	1,707

INVESTMENTS	244	235

DEFERRED CHARGES, REGULATORY ASSETS AND NONCURRENT ASSETS
Goodwill	406	406
Intangible assets, less accumulated amortization of $13 and $10 in 2003 and 2002, respectively	81	82
Prepaid pension costs	1,181	1,024
Regulatory assets	1,928	1,866
Other deferred charges and noncurrent assets	251	196

TOTAL DEFERRED CHARGES, REGULATORY ASSETS AND NONCURRENT ASSETS	3,847	3,574

TOTAL ASSETS	$20,077	$18,855

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.

CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	September 30, 2003	December 31, 2002

	(Millions of Dollars)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION
Common stock, authorized 500,000,000 shares; outstanding 225,326,323 shares and 213,932,934 shares in 2003 and 2002, respectively	$2,006	$1,551
Retained earnings	5,527	5,420
Treasury stock, at cost: 23,210,700 shares in 2003 and 2002	(1,001)	(1,001)
Capital stock expense	(39)	(36)
Accumulated other comprehensive income (loss)	(21)	(13)

TOTAL COMMON SHAREHOLDERS' EQUITY	6,472	5,921

Preferred stock	213	213
Long-term debt	6,406	6,168

TOTAL CAPITALIZATION	13,091	12,302

MINORITY INTERESTS	8	9
NONCURRENT LIABILITIES
Obligations under capital leases	37	38
Provision for injuries and damages	203	197
Pension and benefits	211	206
Superfund and other environmental costs	152	143
Independent power producer buyout	31	32
Other noncurrent liabilities	42	41

TOTAL NONCURRENT LIABILITIES	676	657

CURRENT LIABILITIES
Long-term debt due within one year	163	473
Notes payable	362	162
Accounts payable	870	919
Customer deposits	222	221
Accrued taxes	134	100
Accrued interest	103	94
System benefits charge	18	18
Accrued wages	82	82
Other current liabilities	194	197

TOTAL CURRENT LIABILITIES	2,148	2,266

DEFERRED CREDITS AND REGULATORY LIABILITIES
Deferred income taxes	3,053	2,598
Deferred investment tax credits	107	112
Regulatory liabilities	990	907
Other deferred credits	4	4

TOTAL DEFERRED CREDITS AND REGULATORY LIABILITIES	4,154	3,621

TOTAL CAPITALIZATION AND LIABILITIES	$20,077	$18,855

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.

CONSOLIDATED INCOME STATEMENT
(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2002	2003	2002

	(Millions of Dollars/Except Share Data)
OPERATING REVENUES
Electric	$2,249	$2,126	$5,304	$4,827
Gas	184	156	1,130	872
Steam	95	76	430	289
Non-utility	273	181	684	457

TOTAL OPERATING REVENUES	2,801	2,539	7,548	6,445

OPERATING EXPENSES
Purchased power	1,220	1,064	2,990	2,434
Fuel	131	83	417	195
Gas purchased for resale	101	75	657	425
Other operations	292	224	867	692
Maintenance	94	99	279	297
Depreciation and amortization	134	126	393	369
Taxes, other than income taxes	295	301	849	837
Income taxes	173	181	314	352

TOTAL OPERATING EXPENSES	2,440	2,153	6,766	5,601

OPERATING INCOME	361	386	782	844

OTHER INCOME (DEDUCTIONS)
Investment income	1	1	3	1
Allowance for equity funds used during construction	4	2	10	8
Other income	2	2	13	17
Other deductions	(5)	(5)	(13)	(19)
Income taxes	5	10	8	26

TOTAL OTHER INCOME (DEDUCTIONS)	7	10	21	33

INCOME BEFORE INTEREST CHARGES	368	396	803	877

Interest on long-term debt	102	103	300	296
Other interest	9	8	25	27
Allowance for borrowed funds used during construction	(3)	(2)	(8)	(3)

NET INTEREST CHARGES	108	109	317	320

INCOME BEFORE PREFERRED STOCK DIVIDENDS	260	287	486	557

PREFERRED STOCK DIVIDEND REQUIREMENTS	3	3	8	9

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	257	284	478	548

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE (NET OF INCOME TAX OF $14 MILLION)	—	—	—	(20)

NET INCOME FOR COMMON STOCK	$257	$284	$478	$528

EARNINGS PER COMMON SHARE - BASIC
Before cumulative effect of change in accounting principle	$1.17	$1.34	$2.18	$2.58

Cumulative effect of change in accounting principle	$—	$—	$—	$(0.10)

After cumulative effect of change in accounting principle	$1.17	$1.34	$2.18	$2.48

EARNINGS PER COMMON SHARE - DILUTED
Before cumulative effect of change in accounting principle	$1.16	$1.33	$2.17	$2.57

Cumulative effect of change in accounting principle	$—	$—	$—	$(0.10)

After cumulative effect of change in accounting principle	$1.16	$1.33	$2.17	$2.47

DIVIDENDS DECLARED PER SHARE OF COMMON STOCK	$0.560	$0.555	$1.680	$1.665

AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC (IN MILLIONS)	225.0	213.2	219.5	212.8

AVERAGE NUMBER OF SHARES OUTSTANDING - DILUTED (IN MILLIONS)	226.0	214.2	220.4	213.9

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2002	2003	2002

	(Millions of Dollars)
NET INCOME FOR COMMON STOCK	$257	$284	$478	$528
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES
Investment in marketable equity securities, net of $2, ($1), $2, and ($1) taxes, respectively	3	(1)	3	(1)
Minimum pension liability adjustments, net of ($2) taxes in 2002	—	—	—	(3)
Unrealized gains (losses) on derivatives qualified as hedges, net of ($3), $0, $5 and $7 taxes, respectively	(4)	—	7	10
Less: Reclassification adjustment for gains (losses) included in net income, net of $2, $2, $12 and ($3) taxes, respectively	3	3	18	(5)

TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES	(4)	(4)	(8)	11

COMPREHENSIVE INCOME	$253	$280	$470	$539

Consolidated Edison, Inc.

CONSOLIDATED STATEMENT OF RETAINED EARNINGS
(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2002	2003	2002

	(Millions of Dollars)
BEGINNING BALANCE	$5,396	$5,256	$5,420	$5,251
Less: Stock options exercised	—	—	5	3
Income before preferred stock dividends	260	287	486	557
Less: Cumulative effect of change in accounting principle	—	—	—	20

NET INCOME AFTER CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	260	287	486	537

TOTAL	5,656	5,543	5,901	5,785

DIVIDENDS DECLARED ON CAPITAL STOCK
Cumulative preferred, at required annual rates	3	3	8	9
Common, $.56, $.555, $1.68 and $1.665 per share, respectively	126	118	366	354

TOTAL DIVIDENDS DECLARED	129	121	374	363

ENDING BALANCE	$5,527	$5,422	$5,527	$5,422

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended September 30,
	2003	2002

	(Millions of Dollars)
OPERATING ACTIVITIES
Income before preferred stock dividends	$486	$557
PRINCIPAL NON-CASH CHARGES (CREDITS) TO INCOME
Depreciation and amortization	393	369
Deferred income taxes	381	292
Common equity component of allowance for funds used during construction	10	8
Prepaid pension costs (net of capitalized amounts)	(124)	(202)
Other non-cash charges	(2)	14
CHANGES IN ASSETS AND LIABILITIES FROM DECEMBER 31
Accounts receivable - customers, less allowance for uncollectibles	(178)	(148)
Materials and supplies, including fuel and gas in storage	(99)	15
Prepayments, other receivables and other current assets	(350)	(278)
Recoverable energy costs	24	(85)
Accounts payable	(49)	104
Pension and benefits	5	35
Accrued taxes	34	(9)
Accrued interest	9	18
Deferred charges and regulatory assets	(30)	(55)
Deferred credits and regulatory liabilities	14	124
Transmission congestion contracts	78	74
Other assets	(27)	1
Other liabilities	(22)	(19)

NET CASH FLOWS FROM OPERATING ACTIVITIES	553	815

INVESTING ACTIVITIES
Utility construction expenditures	(912)	(786)
Cost of removal less salvage	(92)	(60)
Non-utility construction expenditures	(73)	(196)
Common equity component of allowance for funds used during construction	(10)	(8)
Investments by unregulated subsidiaries	(8)	(16)
Demolition and remediation costs for First Avenue properties	(4)	(30)

NET CASH FLOWS USED IN INVESTING ACTIVITIES	(1,099)	(1,096)

FINANCING ACTIVITIES
Net proceeds from short-term debt	200	59
Repayment/retirement of long-term debt	(848)	(300)
Additions to long-term debt	778	625
Issuance of common stock	419	18
Application of funds held for redemption of long-term debt	275	—
Refunding of preferred stock	—	(37)
Debt and equity issuance costs	(24)	(10)
Common stock dividends	(311)	(323)
Preferred stock dividends	(8)	(8)

NET CASH FLOWS FROM FINANCING ACTIVITIES	481	24

CASH AND TEMPORARY CASH INVESTMENTS:
NET CHANGE FOR THE PERIOD	(65)	(257)
BALANCE AT JANUARY 1	132	359

BALANCE AT SEPTEMBER 30	67	102
LESS: RESTRICTED CASH	18	19

BALANCE: CASH AND TEMPORARY CASH INVESTMENTS	$49	$83

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$308	$302
Income taxes	90	28

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	September 30, 2003	December 31, 2002

	(Millions of Dollars)
ASSETS
UTILITY PLANT, AT ORIGINAL COST
Electric	$11,190	$10,834
Gas	2,327	2,230
Steam	791	768
General	1,353	1,317

TOTAL	15,661	15,149
Less: Accumulated depreciation	4,389	4,254

Net	11,272	10,895
Construction work in progress	1,174	965

NET UTILITY PLANT	12,446	11,860

NON-UTILITY PROPERTY
Non-utility property	27	35

NET PLANT	12,473	11,895

CURRENT ASSETS
Cash and temporary cash investments	32	88
Funds held for the redemption of long-term debt	—	275
Accounts receivable - customers, less allowance for uncollectible accounts of $27 in 2003 and $29 in 2002	745	602
Other receivables, less allowance for uncollectible accounts of $4 and $— in 2003 and 2002, respectively	296	84
Accounts receivable - from affiliated companies	—	25
Fuel, at average cost	22	18
Gas in storage, at average cost	129	63
Materials and supplies, at average cost	86	83
Prepayments	226	56
Other current assets	53	55

TOTAL CURRENT ASSETS	1,589	1,349

INVESTMENTS	3	3

DEFERRED CHARGES, REGULATORY ASSETS AND NONCURRENT ASSETS
Prepaid pension costs	1,181	1,024
Regulatory assets	1,710	1,630
Other deferred charges and noncurrent assets	205	164

TOTAL DEFERRED CHARGES, REGULATORY ASSETS AND NONCURRENT ASSETS	3,096	2,818

TOTAL ASSETS	$17,161	$16,065

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	September 30, 2003	December 31, 2002

	(Millions of Dollars)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION
Common stock, authorized 340,000,000 shares; outstanding 235,488,094 shares in 2003 and 2002	$1,863	$1,482
Repurchased Consolidated Edison, Inc. common stock	(962)	(962)
Retained earnings	4,582	4,411
Capital stock expense	(39)	(36)
Accumulated other comprehensive income (loss)	(6)	(5)

TOTAL COMMON SHAREHOLDER'S EQUITY	5,438	4,890

Preferred stock
$5 Cumulative Preferred	175	175
4.65% Series C	16	16
4.65% Series D	22	22

TOTAL PREFERRED STOCK	213	213

Long-term debt	5,438	5,394

TOTAL CAPITALIZATION	11,089	10,497

NONCURRENT LIABILITIES
Obligations under capital leases	36	38
Provision for injuries and damages	191	188
Pension and benefits	115	108
Superfund and other environmental costs	114	108
Independent power producer buyout	31	32
Other noncurrent liabilities	9	8

TOTAL NONCURRENT LIABILITIES	496	482

CURRENT LIABILITIES
Long-term debt due within one year	150	425
Notes payable	237	—
Accounts payable	712	743
Accounts payable to affiliated companies	17	19
Customer deposits	208	209
Accrued taxes	152	93
Accrued interest	89	80
System benefits charge	18	18
Accrued wages	79	76
Other current liabilities	136	131

TOTAL CURRENT LIABILITIES	1,798	1,794

DEFERRED CREDITS AND REGULATORY LIABILITIES
Deferred income taxes	2,723	2,344
Deferred investment tax credits	101	106
Regulatory liabilities	954	842

TOTAL DEFERRED CREDITS AND REGULATORY LIABILITIES	3,778	3,292

TOTAL CAPITALIZATION AND LIABILITIES	$17,161	$16,065

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company Of New York, Inc.

CONSOLIDATED INCOME STATEMENT
(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2002	2003	2002

	(Millions of Dollars)
OPERATING REVENUES
Electric	$2,070	$1,964	$4,891	$4,455
Gas	165	139	988	763
Steam	95	77	429	289

TOTAL OPERATING REVENUES	2,330	2,180	6,308	5,507

OPERATING EXPENSES
Purchased power	976	878	2,420	1,994
Fuel	85	66	289	167
Gas purchased for resale	89	57	555	334
Other operations	201	177	645	541
Maintenance	82	91	255	278
Depreciation and amortization	115	110	342	327
Taxes, other than income taxes	275	283	789	783
Income taxes	170	166	297	316

TOTAL OPERATING EXPENSES	1,993	1,828	5,592	4,740

OPERATING INCOME	337	352	716	767

OTHER INCOME (DEDUCTIONS)
Allowance for equity funds used during construction	4	2	10	8
Other income	7	3	19	12
Other deductions	(3)	(3)	(8)	(8)
Income taxes	2	1	3	14

TOTAL OTHER INCOME (DEDUCTIONS)	10	3	24	26

INCOME BEFORE INTEREST CHARGES	347	355	740	793

Interest on long-term debt	85	88	261	257
Other interest	9	7	22	23
Allowance for borrowed funds used during construction	(3)	(2)	(8)	(3)

NET INTEREST CHARGES	91	93	275	277

INCOME BEFORE PREFERRED STOCK DIVIDENDS	256	262	465	516

PREFERRED STOCK DIVIDEND REQUIREMENTS	3	3	8	9

NET INCOME FOR COMMON STOCK	$253	$259	$457	$507

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2002	2003	2002

	(Millions of Dollars)
NET INCOME FOR COMMON STOCK	$253	$259	$457	$507
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES
Minimum pension liability adjustments, net of ($2) taxes in 2002	—	—	—	(3)
Unrealized gains (losses) on derivatives qualified as hedges, net of ($1), $0, ($1) and $2 taxes, respectively	(1)	—	(1)	3
Less: Reclassification adjustment for gains (losses) included in net income, net of $0, $0, $0 and $1 taxes, respectively	—	1	—	1

TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES	(1)	(1)	(1)	(1)

COMPREHENSIVE INCOME	$252	$258	$456	$506

Consolidated Edison Company of New York, Inc.

CONSOLIDATED STATEMENT OF RETAINED EARNINGS
(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2002	2003	2002

	(Millions of Dollars)
BEGINNING BALANCE	$4,427	$4,241	$4,411	$4,185
Income before preferred stock dividends	256	262	465	516

TOTAL	4,683	4,503	4,876	4,701

DIVIDENDS DECLARED ON CAPITAL STOCK
Cumulative preferred, at required annual rates	3	3	8	9
Common	98	94	286	286

TOTAL DIVIDENDS DECLARED	101	97	294	295

ENDING BALANCE	$4,582	$4,406	$4,582	$4,406

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended September 30,
	2003	2002

	(Millions of Dollars)
OPERATING ACTIVITIES
Income before preferred stock dividends	$465	$516
PRINCIPAL NON-CASH CHARGES (CREDITS) TO INCOME
Depreciation and amortization	342	327
Deferred income taxes	321	256
Common equity component of allowance for funds used during construction	10	8
Prepaid pension costs (net of capitalized amounts)	(124)	(202)
Other non-cash charges	1	15
CHANGES IN ASSETS AND LIABILITIES FROM DECEMBER 31
Accounts receivable - customers, less allowance for uncollectibles	(143)	(124)
Materials and supplies, including fuel and gas in storage	(73)	12
Prepayments, other receivables and other current assets	(355)	(238)
Recoverable energy costs	26	(79)
Accounts payable	(31)	38
Pension and benefits	7	23
Accrued taxes	59	(9)
Accrued interest	9	11
Deferred charges and regulatory assets	(51)	(57)
Deferred credits and regulatory liabilities	42	122
Transmission congestion contracts	79	74
Other assets	(20)	(28)
Other liabilities	(17)	6

NET CASH FLOWS FROM OPERATING ACTIVITIES	547	671

INVESTING ACTIVITIES
Construction expenditures	(862)	(749)
Cost of removal less salvage	(90)	(58)
Common equity component of allowance for funds used during construction	(10)	(8)
Demolition and remediation costs for First Avenue properties	(4)	(30)

NET CASH FLOWS USED IN INVESTING ACTIVITIES	(966)	(845)

FINANCING ACTIVITIES
Net proceeds from short-term debt	237	283
Retirement of long-term debt	(805)	(300)
Issuance of long-term debt	575	300
Application of funds held for redemption of long-term debt	275	—
Refunding of preferred stock	—	(37)
Debt and equity issuance costs	(24)	—
Capital contribution by parent	381	—
Dividend to parent	(268)	(286)
Preferred stock dividends	(8)	(8)

NET CASH FLOWS FROM/(USED IN) FINANCING ACTIVITIES	363	(48)

CASH AND TEMPORARY CASH INVESTMENTS:
NET CHANGE FOR THE PERIOD	(56)	(222)
BALANCE AT JANUARY 1	88	265

BALANCE AT SEPTEMBER 30	$32	$43

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$267	$266
Income taxes	90	28

The accompanying notes are an integral part of these financial statements.

Orange and Rockland Utilities, Inc.

CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	September 30, 2003	December 31, 2002

	(Millions of Dollars)
ASSETS
UTILITY PLANT, AT ORIGINAL COST
Electric	$763	$734
Gas	310	300
General	115	118

Total	1,188	1,152
Less: accumulated depreciation	424	406

Net	764	746
Construction work in progress	26	23

NET UTILITY PLANT	790	769

NON-UTILITY PLANT
Non-utility property	—	3

NET PLANT	790	772

CURRENT ASSETS
Cash and temporary cash investments	4	2
Accounts receivable - customers, less allowance for uncollectible accounts of $2 in 2003 and 2002	65	54
Accrued unbilled revenue	13	20
Other accounts receivable, less allowance for uncollectible accounts of $1 in 2003 and 2002	7	4
Accounts receivable from affiliated company	19	—
Gas in storage, at average cost	32	16
Materials and supplies, at average cost	6	6
Prepayments	23	12
Other current assets	10	9

TOTAL CURRENT ASSETS	179	123

DEFERRED CHARGES, REGULATORY ASSETS AND NONCURRENT ASSETS
Regulatory assets	218	236
Other deferred charges and noncurrent assets	15	18

TOTAL DEFERRED CHARGES, REGULATORY ASSETS AND NONCURRENT ASSETS	233	254

TOTAL ASSETS	$1,202	$1,149

The accompanying notes are an integral part of these financial statements.

Orange and Rockland Utilities, Inc.

CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	September 30, 2003	December 31, 2002

	(Millions of Dollars)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION
Common Stock, authorized and outstanding 1,000 shares in 2003 and 2002	$—	$—
Additional paid in capital	194	194
Retained earnings	182	169
Accumulated other comprehensive income (loss)	(11)	(15)

TOTAL COMMON SHAREHOLDER'S EQUITY	365	348

Long-term debt	301	301

TOTAL CAPITALIZATION	666	649

NONCURRENT LIABILITIES
Pension and benefits	96	98
Hedges on variable rate long term-debt	18	19
Superfund and other environmental costs	38	35
Other noncurrent liabilities	11	9

TOTAL NONCURRENT LIABILITIES	163	161

CURRENT LIABILITIES
Long-term debt due within one year	—	35
Notes payable	78	1
Accounts payable	53	61
Accounts payable to affiliated companies	—	3
Customer deposits	14	13
Accrued taxes	4	1
Accrued interest	7	8
Other current liabilities	9	9

TOTAL CURRENT LIABILITIES	165	131

DEFERRED CREDITS AND REGULATORY LIABILITIES
Deferred income taxes	164	134
Deferred investment tax credits	6	6
Regulatory liabilities	36	65
Other deferred credits	2	3

TOTAL DEFERRED CREDITS AND REGULATORY LIABILITIES	208	208

TOTAL CAPITALIZATION AND LIABILITIES	$1,202	$1,149

The accompanying notes are an integral part of these financial statements.

Orange and Rockland Utilities, Inc.

CONSOLIDATED INCOME STATEMENT
(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2002	2003	2002

	(Millions of Dollars)
OPERATING REVENUES
Electric	$180	$163	$414	$372
Gas	19	16	143	108

TOTAL OPERATING REVENUES	199	179	557	480

OPERATING EXPENSES
Purchased power	73	75	195	169
Gas purchased for resale	11	9	91	62
Other operations	50	29	105	85
Maintenance	12	8	24	20
Depreciation and amortization	8	8	26	25
Taxes, other than income taxes	13	14	39	39
Income taxes	9	12	24	25

TOTAL OPERATING EXPENSES	176	155	504	425

OPERATING INCOME	23	24	53	55

OTHER INCOME (DEDUCTIONS)
Investment income	—	—	1	1
Allowance for equity funds used during construction	—	—	—	—
Other income	(3)	—	(2)	—
Other deductions	—	—	(2)	(1)
Income taxes	—	—	—	1

TOTAL OTHER INCOME (DEDUCTIONS)	(3)	—	(3)	1

INCOME BEFORE INTEREST CHARGES	20	24	50	56

Interest on long-term debt	5	5	15	16
Other interest	—	—	1	2

NET INTEREST CHARGES	5	5	16	18

NET INCOME FOR COMMON STOCK	$15	$19	$34	$38

The accompanying notes are an integral part of these financial statements.

Orange and Rockland Utilities, Inc.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2002	2003	2002

	(Millions of Dollars)
NET INCOME FOR COMMON STOCK	$15	$19	$34	$38
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES
Investment in marketable equity securities, net of $2, ($1), $2, and ($1) taxes, respectively	3	(1)	3	(1)
Unrealized gains (losses) on derivatives qualified as hedges, net of $1, ($2), $1 and ($3) taxes, respectively	1	(3)	1	(4)
Less: Reclassification adjustment for gains (losses) included in net income, net of $0, $0, $0, and ($1) taxes, respectively	—	(1)	—	(1)

TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES	4	(3)	4	(4)

COMPREHENSIVE INCOME	$19	$16	$38	$34

Orange and Rockland Utilities, Inc.

CONSOLIDATED STATEMENT OF RETAINED EARNINGS
(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2002	2003	2002

	(Millions of Dollars)
BEGINNING BALANCE	$174	$157	$169	$152
Net income for common stock	15	19	34	38

TOTAL	189	176	203	190

Dividends to parent	(7)	(7)	(21)	(21)

ENDING BALANCE	$182	$169	$182	$169

The accompanying notes are an integral part of these financial statements.

Orange and Rockland Utilities, Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended September 30,
	2003	2002

	(Millions of Dollars)
OPERATING ACTIVITIES
Net income for common stock	$34	$38
PRINCIPAL NON-CASH CHARGES (CREDITS) TO INCOME
Depreciation and amortization	26	25
Deferred income taxes	29	3
Common equity component of allowance for funds used during construction	—	—
Gain on non-utility property	(1)	—
CHANGES IN ASSETS AND LIABILITIES FROM DECEMBER 31
Accounts receivable - customers, less allowance for uncollectibles	(11)	(2)
Materials and supplies, including gas in storage	(17)	2
Prepayments, other receivables and other current assets	(25)	(3)
Recoverable energy costs	(14)	(2)
Pension and benefits	(2)	12
Accounts payable including affiliated companies	(11)	19
Accrued taxes	3	(2)
Accrued interest	(1)	2
Deferred charges and regulatory assets	23	6
Deferred credits and regulatory liabilities	(18)	(2)
Unrealized hedges on variable rate long term debt	3	1
Other assets	(1)	2
Other liabilities	6	(6)

NET CASH FLOWS FROM OPERATING ACTIVITIES	23	93

INVESTING ACTIVITIES
Utility construction expenditures	(42)	(35)
Cost of removal less salvage	(2)	(1)
Proceeds from sale of land	2	—

NET CASH FLOWS USED IN INVESTING ACTIVITIES	(42)	(36)

FINANCING ACTIVITIES
Net proceeds from/(retirement of) short-term debt	77	(17)
Retirement of long-term debt	(35)	—
Dividend to parent	(21)	(21)

NET CASH FLOWS FROM/(USED IN) FINANCING ACTIVITIES	21	(38)

CASH AND TEMPORARY CASH INVESTMENTS:
NET CHANGE FOR THE PERIOD	2	19
BALANCE AT JANUARY 1	2	2

BALANCE AT SEPTEMBER 30	$4	$21

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$17	$16
Income Taxes	19	14

The accompanying notes are an integral part of these financial statements.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

General

These combined notes accompany and form an integral part of the interim consolidated financial statements of each of Consolidated Edison, Inc. and its subsidiaries (Con Edison), Consolidated Edison Company of New York, Inc. and its subsidiaries (Con Edison of New York) and Orange & Rockland Utilities, Inc. and its subsidiaries (O&R). Con Edison of New York and O&R, which are regulated utilities, are subsidiaries of Con Edison. Con Edison also has the following unregulated subsidiaries: Consolidated Edison Solutions, Inc. (Con Edison Solutions), a retail energy services company that sells electricity and gas to delivery customers of utilities, including Con Edison of New York and O&R and also offers energy-related services; Consolidated Edison Energy, Inc. (Con Edison Energy), a wholesale energy supply company; Consolidated Edison Development, Inc. (Con Edison Development), a company that owns and operates generating plants and energy and other infrastructure projects; and Con Edison Communications, LLC (Con Edison Communications), a company that builds and operates fiber optic networks to provide telecommunications services. Con Edison, Con Edison of New York and O&R are collectively referred to in these combined notes as the "Companies." The financial statements of each of the Companies are unaudited but, in the opinion of the Companies' respective management, reflect all adjustments (which include only normally recurring adjustments) necessary for a fair presentation of the results for the interim periods presented. The financial statements of each of the Companies should be read together with their respective audited financial statements (including the notes thereto) included in Item 8 of the Companies' combined Annual Reports on Form 10-K for the year ended December 31, 2002 (the Form 10-K). The use of terms such as "see", "refer to" or "reference is made to" shall be deemed to incorporate by reference into these notes the information to which reference is made. Except as otherwise noted, the information in these combined notes relates to each of the Companies. Neither Con Edison of New York nor O&R makes any representation as to information relating to Con Edison or the subsidiaries of Con Edison other than itself. Results for interim periods are not necessarily indicative of results for the entire fiscal year.

Note A - Earnings per Common Share (Con Edison)

Reference is made to "Earnings per Share" in Note A to the Con Edison financial statements included in Item 8 of the Form 10-K. For the three and nine months ended September 30, 2003 and 2002, respectively, Con Edison's basic and diluted earnings per share are calculated as follows:

	For the Three Months Ended September 30,*		For the Nine Months Ended September 30,
	2003	2002	2003	2002

	(Millions of Dollars/Shares in Millions)
Income before preferred stock dividends	$260	$287	$486	$557
Less: Preferred stock dividend requirements	3	3	8	9

Income before cumulative effect of change in accounting principle	$257	$284	$478	$548
Less: Cumulative effect of change in accounting principle, net of tax	—	—	—	20

Net income for common stock	$257	$284	$478	$528

Average number of shares outstanding - Basic	225	213	219	213
Add: incremental shares attributable to effect of potentially dilutive securities	1	1	1	1

Average number of shares outstanding - Diluted	226	214	220	214

EARNINGS PER COMMON SHARE - BASIC
Before cumulative effect of change in accounting principle	$1.17	$1.34	$2.18	$2.58
Cumulative effect of change in accounting principle	—	—	—	(.10)

After cumulative effect of change in accounting principle	$1.17	$1.34	$2.18	$2.48

EARNINGS PER COMMON SHARE - DILUTED
Before cumulative effect of change in accounting principle	$1.16	$1.33	$2.17	$2.57
Cumulative effect of change in accounting principle	—	—	—	(.10)

After cumulative effect of change in accounting principle	$1.16	$1.33	$2.17	$2.47

*
Earnings per share for the three months ended September 30 represents the change between the earnings per share for the nine months ended September 30 and the six months ended June 30.

Stock options to purchase 7.2 million and 6.4 million common shares for the three months ended September 30, 2003 and 2002, respectively, and 7.3 million and 6.4 million common shares for the nine months ended September 30, 2003 and 2002, respectively, were not included in the respective period's computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common shares.

Note B - Stock-Based Compensation

Reference is made to "Stock-Based Compensation" in Note A to the Companies' financial statements in Item 8 of the Form 10-K. For the three and nine months ended September 30, 2003 and 2002, respectively, Con Edison's stock-based compensation, illustrating the fair value recognition effect on net income and earnings per share, is as follows:

	Con Edison*		Con Edison of New York		O&R

For the Three Months Ended September 30,** (Millions of Dollars/Shares in Millions)	2003	2002	2003	2002	2003	2002

Net income for common stock	$257	$284	$253	$259	$15	$19
Add: Stock-based compensation expense included in reported net income, net of related tax effects	1	1	—	1	—	—
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	1	2	1	2	—	—

Pro forma net income for common stock	$257	$283	$252	$258	$15	$19

Average number of shares outstanding - Basic	225	213	N/A	N/A	N/A	N/A
Add: Incremental shares attributable to effect of dilutive securities	1	1	N/A	N/A	N/A	N/A

Average number of shares outstanding - Diluted	226	214	N/A	N/A	N/A	N/A

Earnings per share:
Basic - as reported	$1.17	$1.34	N/A	N/A	N/A	N/A
Basic - pro forma	$1.16	$1.33	N/A	N/A	N/A	N/A

Diluted - as reported	$1.16	$1.33	N/A	N/A	N/A	N/A
Diluted - pro forma	$1.15	$1.32	N/A	N/A	N/A	N/A

*
Represents the consolidated financial results of Con Edison and its subsidiaries.
**
Earnings per share for the three months ended September 30 represents the change between the earnings per share for the nine months ended September 30 and the six months ended June 30.

	Con Edison*		Con Edison of New York		O&R

For the Nine Months Ended September 30, (Millions of Dollars/Shares in Millions)	2003	2002	2003	2002	2003	2002

Net income for common stock	$478	$528	$457	$507	$34	$38
Add: Stock-based compensation expense included in reported net income, net of related tax effects	2	2	2	2	—	—
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	6	5	5	5	—	—

Pro forma net income for common stock	$474	$525	$454	$504	$34	$38

Average number of shares outstanding - Basic	219	213	N/A	N/A	N/A	N/A
Add: Incremental shares attributable to effect of dilutive securities	1	1	N/A	N/A	N/A	N/A

Average number of shares outstanding - Diluted	220	214	N/A	N/A	N/A	N/A

Earnings per share:
Basic - as reported	$2.18	$2.48	N/A	N/A	N/A	N/A
Basic - pro forma	$2.16	$2.46	N/A	N/A	N/A	N/A

Diluted - as reported	$2.17	$2.47	N/A	N/A	N/A	N/A
Diluted - pro forma	$2.15	$2.45	N/A	N/A	N/A	N/A

*
Represents the consolidated financial results of Con Edison and its subsidiaries.

Note C - Capitalization (Con Edison and Con Edison of New York)

Changes in Con Edison and Con Edison of New York's common shareholders' equity, other than changes in retained earnings and accumulated other comprehensive income (for which separate statements are presented), for the three and nine months ended September 30, 2003 and 2002 are included in the tables below:

2003

	Con Edison				Con Edison of New York

(Millions of Dollars)	Number of Shares	Common Stock at Par Value	Additional Paid-in Capital	Capital Stock Expense	Number of Shares*	Common Stock at Par Value	Additional Paid-in Capital	Capital Stock Expense

Balance as of December 31, 2002	213,932,934	$24	$1,527	$(36)	235,488,094	$589	$893	$(36)
Issuance of common shares - dividend reinvestment and employee stock plans	510,447	—	20	—	—	—	—	—

Balance as of March 31, 2003	214,443,381	$24	$1,547	$(36)	235,488,094	$589	$893	$(36)
Issuance of common shares - public offering	9,570,000	1	381	(3)	—	—	—	—
Capital contribution by parent	—	—	—	—	—	—	381	(3)
Issuance of common shares - dividend reinvestment and employee stock plans	809,355	—	32	—	—	—	—	—

Balance as of June 30, 2003	224,822,736	$25	$1,960	$(39)	235,488,094	$589	$1,274	$(39)
Issuance of common shares - dividend reinvestment and employee stock plans	503,587	—	21	—	—	—	—	—

Balance as of September 30, 2003	225,326,323	$25	$1,981	$(39)	235,488,094	$589	$1,274	$(39)

*
Con Edison owns all of the issued and outstanding shares of common stock of Con Edison of New York.

2002

	Con Edison				Con Edison of New York

(Millions of Dollars)	Number of Shares	Common Stock at Par Value	Additional Paid-in Capital	Capital Stock Expense	Number of Shares*	Common Stock at Par Value	Additional Paid-in Capital	Capital Stock Expense

Balance as of December 31, 2001	212,257,244	$24	$1,458	$(35)	235,488,094	$589	$893	$(35)
Issuance of common shares - dividend reinvestment and employee stock plans	312,800	—	12	—	—	—	—	—

Balance as of March 31, 2002	212,570,044	$24	$1,470	$(35)	235,488,094	$589	$893	$(35)
Issuance of common shares - dividend reinvestment and employee stock plans	472,986	—	20	—	—	—	—	—

Balance as of June 30, 2002	213,043,030	$24	$1,490	$(35)	235,488,094	$589	$893	$(35)
Issuance of common shares - dividend reinvestment and employee stock plans	442,249	—	18	—	—	—	—	—

Balance as of September 30, 2002	213,485,279	$24	$1,508	$(35)	235,488,094	$589	$893	$(35)

*
Con Edison owns all of the issued and outstanding shares of common stock of Con Edison of New York.

Note D - Regulatory Matters

Reference is made to "Accounting Policies" and "Rate and Restructuring Agreements" in Note A to the Companies' financial statements in Item 8 of the Form 10-K.

Regulatory assets and liabilities at September 30, 2003 and at December 31, 2002 were comprised of the following items:

	Con Edison		Con Edison of New York		O&R

(Millions of Dollars)	2003	2002	2003	2002	2003	2002

Regulatory assets
Future federal income tax	$667	$614	$627	$575	$40	$39
Recoverable energy costs	286	310	197	223	89	87
Sale of nuclear generating plant	173	215	173	215	—	—
Real estate sale costs - First Avenue properties	138	134	138	134	—	—
Deferred retirement program costs	79	84	34	38	45	46
Deferred unbilled gas revenue	44	44	44	44	—	—
Deferred environmental remediation costs	105	83	71	52	34	31
Workers' compensation	54	54	54	54	—	—
Deferred asbestos-related costs	39	39	38	38	1	1
Divestiture - capacity replacement reconciliation	19	29	19	29	—	—
Deferred revenue taxes	63	78	59	72	4	6
World Trade Center restoration costs	88	63	88	63	—	—
NYS tax law changes	56	43	56	43	—	—
Property Tax Reconciliation	23	(33)	23	(33)	—	—
Other	94	109	89	83	5	26

Total Regulatory Assets	$1,928	$1,866	$1,710	$1,630	$218	$236

Regulatory liabilities
NYISO reconciliation	$127	$107	$127	$107	$—	$—
World Trade Center casualty loss	79	79	79	79	—	—
Gain on divestiture	56	69	55	64	1	5
Deposit from sale of First Avenue properties	50	50	50	50	—	—
Refundable energy costs	20	31	—	—	20	31
Accrued electric rate reduction	36	45	32	38	4	7
DC service incentive	38	35	38	35	—	—
Transmission congestion contracts	203	125	203	125	—	—
Gas rate plan - World Trade Center recovery	36	36	36	36	—	—
Electric excess earnings	49	40	49	40	—	—
Natural gas refunds	10	17	10	17	—	—
NYS tax law changes	37	38	37	38	—	—
Gas interference - cost sharing	11	12	11	12	—	—
Federal income tax refund	29	29	29	29	—	—
Gas interruptible sales credits	24	25	24	25	—	—
Steam special franchise tax	8	3	8	3	—	—
Other	177	166	166	144	11	22

Total Regulatory Liabilities	$990	$907	$954	$842	$36	$65

In October 2003, the New York State Public Service Commission (PSC) approved agreements among O&R, the staff of the PSC and other parties with respect to the rates O&R can charge to its New York customers for electric and gas services. The electric agreement, which covers the period from July 1, 2003 through October 31, 2006, provides for no changes to electric base rates and contains provisions for the amortization and offset of regulatory assets and liabilities, the net effect of which will reduce electric operating income by a total of $11 million (pre-tax) over the period covered by the agreement. The O&R gas agreement, which covers the period from November 1, 2003 through October 31, 2006, provides for increases in gas base rates of $9 million (5.8 percent) effective November 2003, $9 million (4.8 percent) effective November 2004 and $5 million (2.5 percent) effective November 2005. The O&R gas agreement also continues a weather normalization clause that moderates, but does not eliminate, the effect of weather-related changes on net income. Both agreements continue to provide for recovery of energy costs from customers on a current basis and for O&R to share equally with customers earnings in excess of specified returns on common equity (electric: 12.75 percent; gas: 11 percent).

In July 2003, the New Jersey Board of Public Utilities (NJBPU) ruled on the petitions of Rockland Electric Company (RECO), the New Jersey utility subsidiary of O&R, for an increase in electric rates and recovery of deferred purchased power costs. See "Rate and Restructuring Agreements -Electric" and "Recoverable Energy Costs" in Note A to the Con Edison and O&R financial statements in Part II, Item 8 of the Form 10-K. The NJBPU ordered a $7 million decrease in RECO's electric base rates, effective August 2003, authorized RECO's recovery of approximately $83 million of previously deferred purchased power costs and associated interest and disallowed recovery of approximately $19 million of such costs and associated interest. At December 31, 2002, the company had accrued a reserve for $13 million of the disallowance, and at June 30, 2003 reserved an additional $6 million for the disallowance.

Pursuant to these rate decisions, in the third quarter of 2003 certain regulatory assets were offset against a similar amount of regulatory liabilities with corresponding adjustments made to operating revenues, investment income and operating expenses.

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

For the nine months ended September 30, 2003, Con Edison of New York and O&R incurred approximately $16 million and $2 million, respectively, for environmental remediation costs. No insurance recoveries were received.

The accrued liabilities and regulatory assets related to Superfund Sites for each of the Companies at September 30, 2003 and December 31, 2002 were as follows:

	Con Edison		Con Edison of New York		O&R

(Millions of Dollars)	2003	2002	2003	2002	2003	2002

Accrued Liabilities:
Manufactured gas plant sites	$117	$110	$80	$76	$37	$34
Other Superfund sites	35	33	34	32	1	1

Total	$152	$143	$114	$108	$38	$35

Regulatory assets	$105	$83	$71	$52	$34	$31

Most of the accrued Superfund Site liability relates to Superfund Sites that have been investigated, in whole or in part. As investigation progresses on these and other sites, the Companies expect that additional liability will be accrued, the amount of which is not presently determinable but may be material. Con Edison of New York and O&R are permitted under their current rate agreements to recover or defer as regulatory assets (for subsequent recovery through rates) certain site investigation and remediation costs.

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

Con Edison of New York is permitted under its current rate agreements to defer as regulatory assets (for subsequent recovery through rates) liabilities incurred for its asbestos lawsuits and workers' compensation claims. O&R defers as regulatory assets (for subsequent recovery through rates), liabilities incurred for asbestos claims by employees relating to its divested generating plants.

The accrued liability for asbestos suits and workers' compensation proceedings (including those related to asbestos exposure) and the amounts deferred as regulatory assets for each of the Companies at September 30, 2003 and December 31, 2002 were as follows:

	Con Edison		Con Edison of New York		O&R

(Millions of Dollars)	2003	2002	2003	2002	2003	2002

Accrued liability - asbestos	$39	$39	$38	$38	$1	$1
Regulatory assets - asbestos suits	$39	$39	$38	$38	$1	$1

Accrued liability - workers' compensation	$130	$130	$125	$125	$5	$5
Regulatory assets - workers' compensation	$54	$54	$54	$54	$—	$—

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

Note G - Northeast Utilities Litigation (Con Edison)

In March 2001, Con Edison commenced an action in the United States District Court for the Southern District of New York, entitled Consolidated Edison, Inc. v. Northeast Utilities (the First Federal Proceeding), seeking a declaratory judgment that Northeast Utilities has failed to meet certain conditions precedent to Con Edison's obligation to complete its acquisition of Northeast Utilities pursuant to their agreement and plan of merger, dated as of October 13, 1999, as amended and restated as of January 11, 2000 (the merger agreement). In May 2001, Con Edison amended its complaint. As amended, Con Edison's complaint seeks, among other things, recovery of damages sustained by it as a result of the material breach of the merger agreement by Northeast Utilities, the court's declaration that under the merger agreement Con Edison has no further or continuing obligations to Northeast Utilities and that Northeast Utilities has no further or continuing rights against Con Edison.

In June 2001, Northeast Utilities withdrew the separate action it commenced in March 2001 in the same court and filed as a counter-claim to the First Federal Proceeding its claim that Con Edison materially breached the merger agreement and that, as a result, Northeast Utilities and its shareholders have suffered substantial damages, including the difference between the consideration to be paid to Northeast Utilities shareholders pursuant to the merger agreement and the market value of Northeast Utilities common stock, expenditures in connection with regulatory approvals and lost business opportunities. Pursuant to the merger agreement, Con Edison agreed to acquire Northeast Utilities for $26.00 per share (an estimated aggregate of not more than $3.9 billion) plus $0.0034 per share for each day after August 5, 2000 through the day prior to the completion of the transaction, payable 50 percent in cash and 50 percent in stock.

In March 2003, the court ruled on certain motions filed by Con Edison and Northeast Utilities in the First Federal Proceeding. The court ruled that Con Edison's claim against Northeast Utilities for hundreds of millions of dollars for breach of the merger agreement, as well as Con Edison's claim that Northeast Utilities underwent a material adverse change, will go to trial. The court also dismissed Con Edison's fraud and misrepresentation claims. In addition, the court ruled that Northeast Utilities' claims on behalf of its shareholders against Con Edison for damages in excess of $1.2 billion will go to trial. The court has not yet ruled on subsequent motions by both parties regarding evidence to be presented at trial, by Con Edison to dismiss Northeast Utilities' claim seeking to recover damages on behalf of its shareholders, and by plaintiffs in the State Proceeding (discussed below) to intervene in the First Federal Proceeding.

In May 2003, a lawsuit by a purported class of Northeast Utilities' shareholders, entitled Rimkoski, et al. v. Consolidated Edison, Inc., was filed in New York County Supreme Court (the State Proceeding) alleging breach of the merger agreement. The complaint defines the putative class as holders of Northeast Utilities' common stock on March 5, 2001, and alleges that the class members were intended third party beneficiaries of the merger agreement. The complaint seeks damages believed to be substantially duplicative of those sought by Northeast Utilities on behalf of its shareholders in the First Federal Proceeding. The State Proceeding has been stayed pending a decision on the motion by the plaintiffs in the State Proceeding to intervene in the First Federal Proceeding.

In October 2003, a lawsuit by a purported class of Northeast Utilities' shareholders, entitled Siegel et al. v. Consolidated Edison, Inc., was commenced in the United States District Court for the Southern District of New York (the Second Federal Proceeding). The putative class in the Second Federal Proceeding is the same putative class as in the State Proceeding. The complaint in the Second Federal Proceeding purports to seek to require consummation of the merger, or, alternatively, damages believed to be substantially duplicative of the damages sought from Con Edison in the First Federal Proceeding and in the State Proceeding.

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

Note H - Other Material Contingencies (Con Edison)

Con Edison Development, through its subsidiaries, owns a 48 percent interest in a partnership that owns a 29 MW cogeneration facility. At September 30, 2003, the company's investment in the partnership amounted to $11 million and the company had guaranteed $2 million of partnership obligations. The partnership sells electric capacity and energy under a long-term agreement, which the customer can terminate if the facility is not a qualifying facility under applicable Federal rules. Termination of the agreement could have a material adverse effect on the partnership. In July 2003, the customer filed a motion with the Federal Energy Regulatory Commission asserting that the partnership was no longer a qualifying facility. The partnership has disputed the motion.

For information about the contingency relating to a dispute between the construction contractor and Con Edison Development for Con Edison Development's 525 MW electric generating facility in Newington, New Hampshire, see Note S to the Con Edison financial statements in Item 8 of the Form 10-K. For information concerning the contingency relating to the Internal Revenue Service's proposed disallowance of certain tax losses recognized in connection with transactions in which an unregulated subsidiary of Con Edison leased property and then immediately subleased it back to the lessor (termed "Lease In/Lease Out," or LILO transactions), see Note J to the Con Edison financial statements in Item 8 of the Form 10-K.

Note I - Derivative Instruments and Hedging Activities

Reference is made to Note O to both the Con Edison and Con Edison of New York financial statements, and Note N to the O&R financial statements in Item 8 of the Form 10-K. The information presented in the tables below for Con Edison represents the consolidated data of Con Edison and its subsidiaries.

Energy Price Hedging

Con Edison's subsidiaries hedge market price fluctuations associated with physical purchases and sales of electricity and natural gas by using derivative instruments including futures, forwards, basis swaps, transmission congestion contracts and financial transmission rights contracts. The fair value of these hedges at September 30, 2003 and December 31, 2002 was as follows:

	Con Edison		Con Edison of New York		O&R

	2003	2002	2003	2002	2003	2002

	(Millions of Dollars)
Fair value of net assets	$7	$39	$6	$16	$—	$1

Certain qualifying derivative contracts have been designated as normal purchases or normal sales contracts. These contracts are not reported at fair value, as permitted by SFAS No. 133, as amended. See Note M for further discussion on the new guidance applicable to these contracts.

Cash Flow Hedges

Con Edison designates a substantial portion of derivative instruments held for purposes other than trading as cash flow hedges under SFAS No. 133, as amended. Under cash flow hedge accounting, to the extent a hedge is determined to be "effective," the unrealized gain or loss on the hedge is recorded in other comprehensive income (OCI) and reclassified to earnings at the time the underlying transaction is completed. A gain or loss relating to any portion of the hedge determined to be "ineffective" is recognized in earnings in the period in which such determination is made.

For Con Edison and Con Edison of New York, unrealized gains and losses on cash flow hedges for energy transactions, net of tax, included in accumulated OCI for the three and nine months ended September 30, 2003 and 2002 were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	Con Edison		Con Edison of New York		Con Edison		Con Edison of New York

(Millions of Dollars)	2003	2002	2003	2002	2003	2002	2003	2002

Unrealized gains/(losses) on derivatives qualified as hedges, net of taxes	$(6)	$5	$(1)	$—	$6	$19	$(1)	$3
Less: Reclassification adjustment of gains/(losses) included in net income, net of taxes	3	4	—	1	18	(2)	—	1

Unrealized gains/(losses) on derivatives qualified as hedges for the period	$(9)	$1	$(1)	$(1)	$(12)	$21	$(1)	$2

The following table presents selected information related to these cash flow hedges included in accumulated OCI at September 30, 2003:

	Maximum Term			Accumulated Other Comprehensive Income (Loss) Net of Tax			Portion Expected to be Reclassified to Earnings during the Next 12 Months

(Millions of Dollars/Term in Months)	Con Edison	Con Edison of New York	O&R	Con Edison	Con Edison of New York	O&R	Con Edison	Con Edison of New York	O&R

Energy Price Hedges	36	11	15	$2	$—	$—	$2	$—	$—

The actual amounts that will be reclassified to earnings may vary from the expected amounts presented above as a result of changes in market prices. The effect of reclassification from accumulated OCI to earnings will generally be offset by the recognition of the hedged transaction in earnings.

For the three and nine months ended September 30, 2003 and 2002, Con Edison and Con Edison of New York recognized in net earnings unrealized pre-tax net gains and losses relating to hedge ineffectiveness of these cash flow hedges as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	Con Edison		Con Edison of New York		Con Edison		Con Edison of New York

(Millions of Dollars)	2003	2002	2003	2002	2003	2002	2003	2002

Unrealized gains/(losses) on ineffective portion of derivatives qualified as hedges, net of tax	$—	$(2)	$—	$—	$—	$2	$—	$—

Other Derivatives

Con Edison of New York enters into certain non-trading derivative instruments, some of which are on behalf of O&R, that are not designated as hedges for accounting purposes. However, management believes these instruments represent economic hedges that mitigate exposure to fluctuations in commodity prices. Con Edison's utility subsidiaries, with limited exceptions, recover all gains and losses on these instruments. See "Recoverable Energy Costs" in Note A to each of the Companies' financial statements in Item 8 of the Form 10-K. Con Edison Solutions and Con Edison Energy also enter into certain other contracts that are derivatives, but do not qualify for hedge accounting under SFAS No. 133, as amended. Changes in the fair market value of these derivative contracts are recorded in earnings in the reporting period in which they occur. In the three and nine months ended September 30, 2003 and 2002, Con Edison and Con Edison of New York recognized in earnings unrealized pre-tax net gains and losses relating to these hedges as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	Con Edison		Con Edison of New York		Con Edison		Con Edison of New York

(Millions of Dollars)	2003	2002	2003	2002	2003	2002	2003	2002

Unrealized gains/(losses), net of tax	$(1)	$—	$—	$—	$(2)	$3	$—	$—

Energy Trading Activities

Con Edison Energy, an unregulated subsidiary of Con Edison, engages in energy trading activities that are marked to market in accordance with SFAS No. 133, as amended. Con Edison Energy makes wholesale purchases and sales of electric, gas and related energy trading products and provides risk management services to other unregulated Con Edison subsidiaries in order to optimize the value of their electric generating facilities and retail supply contracts. It also engages in a limited number of other wholesale commodity transactions. Con Edison Energy utilizes forward contracts for the purchase and sale of electricity and capacity, over-the-counter swap contracts, exchange-traded natural gas and crude oil futures and options, transmission congestion contracts and other physical and financial contracts. As of September 30, 2003, these contracts had terms of three years or less. The fair value of these energy trading contracts was less than $1 million as of September 30, 2003 and $5 million as of December 31, 2002. Con Edison's unregulated subsidiaries recognized in earnings net losses, including the amortization of premiums paid and received, of $2 million and $8 million relating to these contracts, for the three and nine months ended September 30, 2003, respectively.

For the nine months ended September 30, 2003, energy-trading contracts have been marked to market in accordance with SFAS No. 133 and Emerging Issues Task Force (EITF) Issue No. 02-3, "Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities." For the corresponding period in 2002, these contracts were accounted for under EITF Issue No. 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities," which was rescinded in October of 2002.

Interest Rate Hedging

Con Edison's subsidiaries use interest rate swaps to manage their exposure to the variability of cash flows and changes in the fair value associated with debt. The fair value of these interest rate swaps at September 30, 2003 and December 31, 2002 was as follows:

	Con Edison		Con Edison of New York		O&R

(Millions of Dollars)	2003	2002	2003	2002	2003	2002

Fair value of interest rate swaps	$(21)	$(21)	$5	$8	$(18)	$(19)

Con Edison of New York's swap is designated as a fair value hedge, which qualifies for "short-cut" hedge accounting under SFAS No. 133. Under this method, changes in fair value of the swap are recorded directly against the carrying value of the hedged bonds and have no impact on earnings.

Con Edison Development and O&R's swaps are designated as cash flow hedges under SFAS No. 133.

Unrealized gains and losses on these cash flow hedges, net of tax, included in accumulated OCI for the three and nine months ended September 30, 2003 and 2002 were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	Con Edison		O&R		Con Edison		O&R

(Millions of Dollars)	2003	2002	2003	2002	2003	2002	2003	2002

Unrealized gains/(losses) on derivatives qualified as hedges, net of taxes	$2	$(5)	$1	$(3)	$1	$(9)	$1	$(4)
Less: Reclassification adjustment for gains/(losses) included in net income, net of taxes	—	(1)	—	(1)	—	(3)	—	(1)

Unrealized gains/(losses) on derivatives qualified as hedges for the period	$2	$(4)	$1	$(2)	$1	$(6)	$1	$(3)

The following table presents selected information related to these cash flow hedges included in the accumulated OCI at September 30, 2003:

	Accumulated Other Comprehensive Income (Loss) Net of Tax		Portion Expected to be Reclassified to Earnings during the Next 12 Months

(Millions of Dollars)	Con Edison	O&R	Con Edison	O&R

Interest Rate Swaps	$(15)	$(10)	$(3)	$(1)

The actual amounts that will be reclassified to earnings may vary from the expected amounts presented above as a result of changes in interest rates. The effect of reclassification from accumulated OCI to earnings will generally be offset by the recognition of the hedged transaction in earnings. The reclassification to earnings has no impact on O&R's results of operations because these costs are currently recovered in O&R's rates.

Note J - Financial Information By Business Segment

Reference is made to Note I to the financial statements in Part I, Item 1 of the Companies' combined Quarterly Report on Form 10-Q for the period ended March 31, 2003 (the First Quarter Form 10-Q) for information about the Companies' business segments. This segment financial information is presented differently than it was in Note N to the Con Edison financial statements in Item 8 of the Form 10-K. Con Edison no longer aggregates the regulated electric and gas operations of Con Edison of New York and O&R. Segment financial information for 2002, 2001 and 2000 presented on the same basis as the segment financial information shown below is included in Note I to the financial statements in Part I, Item 1 of the First Quarter Form 10-Q.

	For the Three Months Ended September 30,

	Operating Revenues		Intersegment Revenues		Depreciation and Amortization		Operating Income

(Millions of Dollars)	2003	2002	2003	2002	2003	2002	2003	2002

Con Edison of New York
Electric	$2,070	$1,964	$5	$2	$92	$89	$343	$344
Gas	165	139	1	1	18	17	(1)	10
Steam	95	77	1	—	5	4	(5)	(2)

Total Con Edison of New York	$2,330	$2,180	$7	$3	$115	$110	$337	$352

O&R
Electric	$180	$163	$—	$—	$6	$6	$26	$27
Gas	19	16	—	—	2	2	(3)	(3)

Total O&R	$199	$179	$—	$—	$8	$8	$23	$24

Unregulated Subsidiaries	$273	$181	$4	$—	$11	$8	$—	$10
Other	(1)	(1)	(11)	(3)	—	—	1	—

Total Con Edison	$2,801	$2,539	$—	$—	$134	$126	$361	$386

	For the Nine Months Ended September 30,

	Operating Revenues		Intersegment Revenues		Depreciation and Amortization		Operating Income

(Millions of Dollars)	2003	2002	2003	2002	2003	2002	2003	2002

Con Edison of New York
Electric	$4,891	$4,455	$10	$7	$274	$262	$582	$630
Gas	988	763	2	2	54	51	106	117
Steam	429	289	2	1	14	14	28	20

Total Con Edison of New York	$6,308	$5,507	$14	$10	$342	$327	$716	$767

O&R
Electric	$414	$372	$—	$—	$20	$19	$45	$48
Gas	143	108	—	—	6	6	8	7

Total O&R	$557	$480	$—	$—	$26	$25	$53	$55

Unregulated Subsidiaries	$684	$457	$4	$—	$25	$17	$11	$21
Other	(1)	1	(18)	(10)	—	—	2	1

Total Con Edison	$7,548	$6,445	$—	$—	$393	$369	$782	$844

Note K - Guarantees (Con Edison)

Con Edison and its subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of their subsidiaries. In addition, a Con Edison Development subsidiary has issued guarantees on behalf of entities in which it has an equity interest. Con Edison's guarantees had maximum limits totaling $1.4 billion at September 30, 2003 of which $638 million was outstanding.

The following table summarizes, by type and term, the total maximum amount of guarantees:

	Maximum Amount
Guarantee Type	0-3 years	4-10 years	> 10 years	Total

	(Millions of Dollars)
Commodity Transactions	$843	$28	$30	$901
Newington Lease Agreement	—	—	352	352
Affordable Housing Program	—	53	—	53
Intra-company Guarantee	—	—	50	50
Other	11	4	23	38

TOTAL	$854	$85	$455	$1,394

For a description of guarantee types see Note J to the financial statements in Part I, Item 1 of the First Quarter Form 10-Q.

Note L - Related Party Transactions (Con Edison of New York and O&R)

Reference is made to Note M to the Con Edison of New York financial statements, and Note I to the O&R financial statements, in Item 8 of the Form 10-K.

The costs of administrative and other services provided by Con Edison of New York and O&R to, and received from, Con Edison and its subsidiaries for the nine months ended September 30, 2003 and 2002 were as follows:

	Con Edison of New York		O&R

	2003	2002	2003	2002

	(Millions of Dollars)
Cost of Services Provided	$27	$21	$10	$9
Cost of Services Received	$19	$16	$15	$11

In addition, O&R purchased from Con Edison of New York $103 million and $72 million of natural gas and $14 million and $22 million of electricity for the nine months ended September 30, 2003 and 2002, respectively.

Note M - New Financial Accounting Standards

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). For discussion of FIN 46, see Notes S, Q and O, respectively, to the Con Edison, Con Edison of New York and O&R financial statements included in Item 8 of the Form 10-K. On October 9, 2003, the FASB issued FASB Staff Position (FSP) No. FIN 46-6, "Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities" (FSP FIN 46-6). FSP FIN 46-6 defers the implementation date for FIN 46 from the third quarter to the fourth quarter of 2003. This deferral applies to all variable interest entities that existed prior to February 1, 2003. Pursuant to this deferral, the Company expects to complete its evaluations of variable interest entities and consolidate those for which it is the primary beneficiary as of December 31, 2003.

In January 2003, the Companies adopted SFAS 143, "Accounting for Asset Retirement Obligations." For a discussion of SFAS No. 143, see Notes T, Q and O, respectively, to the Con Edison, Con Edison of New York and O&R financial statements included in Item 8 of the Form 10-K. Con Edison of New York and O&R generally compute annual charges for depreciation using the straight-line method for financial statement purposes, with rates based on average service lives and net removal costs (removal costs less salvage value). At September 30, 2003 the estimated net removal costs included in accumulated depreciation were $739 million and $59 million for Con Edison of New York and O&R, respectively.

In June 2003, the Companies adopted SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies financial accounting and reporting for derivative instruments. The adoption of SFAS No. 149 did not have a material impact on the Companies' financial position, results of operations or liquidity.

In June 2003, the FASB issued final guidance on the use of broad market indices in power purchase and sale contracts. In particular, this guidance clarifies whether the pricing in a contract that contains broad market indices (e.g., consumer price index) could qualify as a normal purchase or normal sale scope exception and therefore not be subject to fair value accounting under SFAS No. 133. The guidance becomes effective in the fourth quarter of 2003. Con Edison is currently evaluating the impact of adopting the guidance and expects to record a cumulative effect adjustment in the fourth quarter of 2003.

In June 2003, the Companies adopted SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement revises and expands the definition of a liability (FASB Concept Statement No. 5, "Elements of Financial Statements") and provides accounting and reporting guidance. Effective July 1, 2003, Con Edison adopted EITF 01-8, "Determining Whether an Arrangement Contains a Lease." Upon adoption of SFAS No. 150 and EITF 01-8, there was no impact to the Companies' financial position, results of operations or liquidity.

In August 2003, the EITF reached a consensus that realized gains and losses on derivative contracts not "held for trading purposes" should be reported on a net or gross basis based on the relevant facts and circumstances of the contract. In analyzing these facts and circumstances, Issue 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent," should be applied. The EITF consensus is effective for new transactions or arrangements entered into beginning in the fourth quarter of 2003. The adoption of this EITF consensus will not have a material impact on the Companies' financial position, results of operations or liquidity.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON, CON EDISON OF NEW YORK AND O&R)

        This discussion and analysis relates to the consolidated financial statements of Consolidated Edison, Inc. (Con Edison), Consolidated Edison Company of New York, Inc. (Con Edison of New York) and Orange and Rockland Utilities, Inc. (O&R) in Part I, Item 1 of this report. This discussion and analysis should be read in conjunction with these financial statements and the notes thereto and Con Edison's Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A), Con Edison of New York's MD&A and O&R's Management's Narrative Discussion of Results of Operations (O&R Narrative) in Item 7 of the combined Con Edison, Con Edison of New York and O&R Annual Reports on Form 10-K for the year ended December 31, 2002 (File Nos. 1-14514, 1-1217 and 1-4315, the Form 10-K) and the MD&A in Part I, Item 2 of the combined Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2003 and June 30, 2003 (File Nos. 1-14514, 1-1217 and 1-4315). Con Edison of New York and O&R, which are regulated utilities, are subsidiaries of Con Edison and together with Con Edison are referred to in this MD&A as "the Companies."

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

CORPORATE OVERVIEW

Con Edison's principal business operations are those of its regulated utility subsidiaries, Con Edison of New York and O&R (the Utilities). Con Edison also has unregulated subsidiaries that compete in energy-related and telecommunications businesses.

Selected Financial Data of Con Edison's subsidiaries is presented below:

	Three months ended September 30, 2003				Nine months ended September 30, 2003				At September 30, 2003

(Millions of Dollars)	Operating Revenues		Net Income		Operating Revenues		Net Income		Assets

Con Edison of New York	$2,330	83%	$253	98%	$6,308	84%	$457	96%	$17,161	85%
O&R	199	7%	15	6%	557	7%	34	7%	1,202	6%

Total regulated utilities	2,529	90%	268	104%	6,865	91%	491	103%	18,363	91%

Con Edison Communications	5	—%	(6)	(2)%	13	—%	(19)	(4)%	168	1%
Con Edison Development	102	4%	2	1%	237	3%	1	—%	930	5%
Con Edison Energy	5	—%	1	—%	11	—%	2	—%	72	—%
Con Edison Solutions	165	6%	(1)	—%	436	6%	13	3%	114	1%
Other	(5)	—%	(7)	(3)%	(14)	—%	(10)	(2)%	430	2%

Total Con Edison	$2,801	100%	$257	100%	$7,548	100%	$478	100%	$20,077	100%

Con Edison's net income for common stock for the three months ended September 30, 2003 was $257 million or $1.17 a share compared with earnings of $284 million or $1.34 a share for the three months ended September 30, 2002.

Net income for common stock for the nine months ended September 30, 2003 was $478 million or $2.18 a share compared with earnings of $528 million, after the cumulative effect of a change in accounting principle, or $2.48 a share for the nine months ended September 30, 2002. See "Results of Operations - Summary," below. For additional segment financial information, see Note J to the financial statements included in Part I, Item 1 of this report and "Results of Operations," below.

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

The Utilities have rate plans approved by state utility regulators that cover the rates they can charge their customers. Con Edison of New York has an electric rate agreement that ends March 2005 and gas and steam rate agreements that end in September 2004. O&R has rate plans for its electric and gas services in New York that extend through October 2006. The rate plans generally require the Utilities to share with customers earnings in excess of specified rates of return on equity. Changes in energy sales and delivery volumes are reflected in operating income (except to the extent that a weather-normalization provision applies to the gas business). Rates charged to customers, pursuant to these agreements, may not be changed during the respective terms of these agreements other than for recovery of energy costs and limited other exceptions. See "Rate and Restructuring Agreements" and "Recoverable Energy Costs" in each of the companies' Note A to its financial statements in Item 8 of the Form 10-K and Note D to the financial statements included in Part I, Item 1 of this report.

In recent years, utility construction expenditures have increased to meet increased customer demand and reliability needs. See "Capital Requirements" in the Con Edison and Con Edison of New York MD&A in Item 7 of the Form 10-K. In June, July and August of 2002, both Con Edison of New York and O&R set new three-month electric delivery records of more than 17 and 1.7 million megawatt hours, respectively. Con Edison of New York also experienced five of its 10 highest electric peak load days while O&R experienced eight of its 10 highest peak load days during this period. In June 2003, Con Edison of New York and O&R each experienced a new all-time electric peak load for that month.

Accounting rules and regulations for public utilities include Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation," pursuant to which the economic effects of rate regulation are reflected in financial statements. See "Application of Critical Accounting Policies," below.

UNREGULATED BUSINESSES

Con Edison's unregulated subsidiaries participate in competitive businesses and are subject to different risks than the regulated utility subsidiaries. At September 30, 2003, Con Edison's investment in its unregulated subsidiaries was $777 million and the unregulated subsidiaries' assets amounted to $1.3 billion. Con Edison expects to include $338 million of non-utility plant and related assets and a similar amount for long-term debt and other liabilities related to Con Edison Development's Newington project on its consolidated balance sheet upon adoption of Financial Accounting Standards Board (FASB) Interpretation No. 46, "Consolidation of Variable Interest Entities" in the fourth quarter of 2003. See Note S to the Con Edison financial statements in Item 8 of the Form 10-K.

Consolidated Edison Solutions, Inc. (Con Edison Solutions) sells electricity and gas to delivery customers of Con Edison of New York, O&R and other utilities and also offers energy related services. The company serves approximately 32,000 electric customers with an estimated aggregate annual load of 1,350 MW of electricity as of September 30, 2003.

Consolidated Edison Development, Inc. (Con Edison Development) owns and operates generating plants and energy and other infrastructure projects. At September 30, 2003, the company owned interests in or leased electric generating facilities with an aggregate capacity of 1,778 MW. The electricity produced from these facilities is sold under contract or on the wholesale electricity markets. The company supplies an estimated 600 MW of electric load (including capacity, energy, ancillary services and transmission) to utilities in New Jersey (including 100 MW to a regulated utility subsidiary of O&R) for basic generation service under contracts between the utilities and Con Edison Energy that expire in May 2004, and an additional 400 MW to unaffiliated New Jersey utilities under contracts that expire in May 2006.

Consolidated Edison Energy, Inc. (Con Edison Energy) provides energy and capacity to Con Edison Solutions and others and markets the output of plants owned or operated by Con Edison Development. The company also provides risk management services to Con Edison Solutions and Con Edison Development and offers these services to others.

Con Edison Communications, LLC (Con Edison Communications) builds and operates fiber optic networks to provide telecommunications services. The company's properties (the capitalized cost of which at September 30, 2003 amounted to $167 million, net of accumulated depreciation) include network facilities and more than 300 miles of fiber optic cable that has been installed in the New York City metropolitan area primarily through Con Edison of New York's underground conduits and other rights of way. The company, incorporated in 1997, began providing services to customers in 2001. During its start-up phase and currently, the company has incurred operating losses.

In light of adverse market conditions affecting the communication and merchant generating businesses, Con Edison has reduced or eliminated some previously planned capital projects to reflect business activity, and is reviewing prospects and strategies relating to their assets. In accordance with generally accepted accounting principles, each of the unregulated subsidiaries is also testing its assets for impairment. See "Application of Critical Accounting Policies," below.

RESULTS OF OPERATIONS - SUMMARY

Con Edison's earnings per share for the three months ended September 30, 2003 were $1.17 ($1.16 on a diluted basis) as compared to $1.34 ($1.33 on a diluted basis) for the 2002 period.

Con Edison's earnings per share for the nine months ended September 30, 2003 were $2.18 ($2.17 on a diluted basis) as compared to $2.48, after the cumulative effect of a change in accounting principle, ($2.47 on a diluted basis) for the 2002 period.

Earnings for the three and nine months ended September 30, 2003 and 2002 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

	(Millions of Dollars)
Con Edison of New York	$253	$259	$457	$507
O&R	15	19	34	38
Con Edison Communications	(6)	(5)	(19)	(20)
Con Edison Development	2	7	1	(6)**
Con Edison Energy	1	3	2	2
Con Edison Solutions	(1)	(1)	13	13
Other*	(7)	2	(10)	(6)

Con Edison	$257	$284	$478	$528

* Represents inter-company and parent company accounting including interest expense on debt and non-operating income tax expense.

** Includes a charge for the cumulative effect of a change in accounting principle for goodwill impairment of certain unregulated generating assets totaling $20 million after tax.

Con Edison's earnings for the three months ended September 30, 2003 were $27 million lower than the 2002 period, reflecting the following factors (after tax, in millions):

Con Edison of New York:
Impact of weather in 2003 on net revenues versus 2002 (estimated)	$(11)
Sales, adjusted for weather (estimated)	9
Power outage (estimated)	(6)
Regulatory accounting/amortizations	13
Reduced net credit for pensions & other postretirement benefits	(8)
Higher depreciation and property tax expense	(7)
Other	4

Total Con Edison of New York	(6)
O&R	(4)
Unregulated subsidiaries including parent company	(17)

Total	$(27)

Con Edison's earnings for the nine months ended September 30, 2003 were $50 million lower than the 2002 period, reflecting the following factors (after tax, in millions):

Con Edison of New York:
Impact of weather in 2003 on net revenues versus 2002 (estimated)	$5
Sales, adjusted for weather (estimated)	27
Power outage (estimated)	(6)
Regulatory accounting/amortizations	(6)
Reduced net credit for pensions & other postretirement benefits	(41)
Higher depreciation and property tax expense	(20)
Amortization of divestiture gain in the first quarter of 2002	(13)
Other	4

Total Con Edison of New York	(50)
O&R	(4)
Unregulated subsidiaries including parent company	(16)
Cumulative effect of changes in accounting principles	20

Total	$(50)

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

Accounting for Long-Lived Assets

Con Edison's critical accounting policies also include SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which, among other things, requires that all long-lived assets be tested for impairment upon the occurrence of certain circumstances.

A critical element of the impairment test is a forecast of cash flows to be generated from the use or sale of the assets tested for impairment. Actual cash flows might be materially different from those forecasted and forecasted cash flows are subject to revision. To forecast cash flows, companies are required to make complex judgments about future operations. These judgments are particularly difficult to make with respect to operations in evolving industries such as the energy-related and telecommunications businesses in which Con Edison's unregulated subsidiaries participate. Con Edison's tests for impairment in 2002, when it adopted SFAS No. 144, did not identify any impairment of its long-lived assets. See Notes T, Q and O, respectively, to the Con Edison, Con Edison of New York and O&R financial statements in Item 8 of the Form 10-K.

The unregulated subsidiaries are currently testing their assets for impairment in accordance with SFAS No. 144 and other applicable accounting standards. The impairment tests will be completed prior to the end of 2003. Con Edison is unable to predict whether or not such testing will identify any impairment or whether any impairment identified would be of a material amount. In the event such an impairment was identified, Con Edison would reduce the net book value of the impaired assets and recognize a charge to income to the extent of the impairment.

LIQUIDITY AND CAPITAL RESOURCES

The Companies' liquidity reflects cash flows from operating, investing and financing activities, as shown on the respective consolidated statement of cash flows included in Part I, Item 1 of this report. See "Liquidity and Capital Resources" in the Con Edison and Con Edison of New York MD&A in Item 7 of the Form 10-K. Changes in the Companies' cash and temporary cash investments resulting from operating, investing and financing activities for the nine months ended September 30, 2003 and 2002 are summarized as follows:

	Con Edison			Con Edison of New York			O&R

(Millions of Dollars)	2003	2002	Variance	2003	2002	Variance	2003	2002	Variance

Operating activities	$553	$815	$(262)	$547	$671	$(124)	$23	$93	$(70)
Investing activities	(1,099)	(1,096)	(3)	(966)	(845)	(121)	(42)	(36)	(6)
Financing activities	481	24	457	363	(48)	411	21	(38)	59

Net change	(65)	(257)	192	(56)	(222)	166	2	19	(17)

Balance at beginning of period	132	359	(227)	88	265	(177)	2	2	—

Balance at end of period (including restricted cash)	$67	$102	$(35)	$32	$43	$(11)	$4	$21	$(17)

Cash Flows From Operating Activities

Cash flows used in operating activities for the nine months ended September 30, 2003, as compared with the 2002 period, reflect lower net income, increased customer accounts receivable (resulting from higher energy sales and energy costs) and increased inventories of gas in storage (resulting from higher unit costs and volumes).

To determine cash flows from operating activities for each of the Companies for the nine months ended September 30, 2003, as compared with the 2002 period, net income is adjusted to eliminate non-cash charges (credits). Non-cash items for Con Edison and Con Edison of New York include decreased prepaid pension costs (resulting from past investment performance and a reduction for 2003 in the assumption for future performance) and for all Companies increased depreciation and amortization (resulting from higher plant balances) and deferred income taxes.

Cash Flows Used In Investing Activities

Cash flows used in investing activities of each of the Companies reflect increased utility construction expenditures and, for Con Edison, also reflect decreased construction expenditures by its unregulated subsidiaries.

Cash Flows From Financing Activities

Cash flows from financing activities of Con Edison and O&R reflect increased commercial paper issuance (shown on the consolidated balance sheets in Part I, Item 1 of this report as "Notes payable"). The amounts outstanding at September 30, 2003 for Con Edison, Con Edison of New York and O&R were $360 million, $237 million and $78 million, respectively. At September 30, 2003, the weighted average yield for the Companies' commercial paper was 1.14 percent.

Con Edison's cash flows from financing activities for the nine months ended September 30, 2003, also reflect the issuance of 9.6 million Con Edison common shares (resulting in net proceeds of $378 million, which were invested by Con Edison in Con Edison of New York) and $200 million of Con Edison's 3.625 percent 5-year Series 2003A Debentures (the net proceeds of which were used to repay commercial paper). Cash flows from financing activities in the 2002 period reflect the issuance of $325 million of Con Edison's 7.25 percent 40-year Series 2002A Debentures (the proceeds of which were used to repay commercial paper). Cash flows from financing activities in both the 2003 and 2002 periods also reflect the issuance of Con Edison common shares through its dividend reinvestment and employee stock plans (2003: 1.8 million shares for $41 million; 2002: 1.2 million shares for $18 million).

In addition, cash flows from financing activities during the nine-month periods ending September 30, 2003 and 2002 reflect the refunding of long-term debt as follows;

2003

  •
  Con Edison of New York redeemed $275 million 7.75 percent 35-year Series 1996A, Subordinated Deferrable Interest Debentures using cash held for that purpose at December 31, 2002;

  •
  Con Edison of New York redeemed at maturity $150 million of 6.375 percent 10-year Series 1993D Debentures and issued $175 million 5.875 percent 30-year Series 2003A Debentures;

  •
  Con Edison of New York redeemed $380 million 7.5 percent 30-year Series 1993G Debentures using the net proceeds from the issuance of its $200 million 3.85 percent 10-year Series 2003B Debentures and $200 million 5.10 percent 30-year Series 2003C Debentures;

  •
  O&R redeemed at maturity its $35 million 6.56 percent 10-year Series 1993D Debentures using proceeds from the issuance of commercial paper.

2002

  •
  Con Edison of New York redeemed at maturity its $150 million 6.6 percent 9-year Series 1993C;

  •
  Con Edison of New York redeemed at maturity its $150 million variable-rate 5-year Series 1997A;

  •
  Con Edison of New York issued $300 million of 5.625 percent 10-year Series 2002A Debentures.

Con Edison's shareholders, at their annual meeting in May 2003, approved the Con Edison Long-Term Incentive Plan under which up to ten million shares of its common stock may be issued. No shares have been issued under the plan.

Changes in Assets and Liabilities

The following table shows changes in assets and liabilities at September 30, 2003, compared with December 31, 2002, that have impacted specific line items within the Companies' consolidated statements of cash flows for the nine months ended September 30, 2003. With respect to regulatory liabilities, see Note D to the financial statements in Part I, Item 1 of this report.

	Con Edison 2003 vs. 2002 Variance	Con Edison of New York 2003 vs. 2002 Variance	O&R 2003 vs. 2002 Variance

	(Millions of Dollars)
Accounts receivable - customers, less allowance for uncollectible accounts	$178	$143	$11
Other receivables - less allowance for uncollectible accounts	196	212	3
Gas in storage	86	66	16
Prepayments	181	170	11
Prepaid pension costs	157	157	—
Accounts payable	(49)	(31)	(8)
Deferred income taxes - liability	455	379	30
Regulatory liabilities - transmission congestion contracts	78	78	—

Accounts receivable - customers, less allowance for uncollectible accounts increased due primarily to higher electric sales for the Utilities and higher purchased power unit costs (which are recoverable from customers) for Con Edison of New York during September 2003 compared with December 2002. To a lesser extent, the higher customer accounts receivable balance also reflects the timing of payment and collection of customer bills and increased customer payment agreements at Con Edison of New York, and an increase in level billing balances for the Utilities. Energy sales and purchase costs are discussed below under "Results of Operations."

Other receivables, less allowance for uncollectible accounts for Con Edison and Con Edison of New York, increased due primarily to an expected refund from the Internal Revenue Service. The $198 million refund related to the timing of the recognition of certain capitalized indirect costs in various tax years and was received in October 2003.

Gas in storage increased at September 30, 2003 as compared with year-end 2002 due primarily to higher unit costs and volumes of gas in storage at September 30, 2003 as compared with year-end 2002.

Prepayments increased at September 30, 2003 as compared with year-end 2002 due primarily to the unamortized portion of property taxes paid in July 2003. Property taxes are generally paid in January and July of each year and amortized to expense over a six-month period.

Prepaid pension costs for Con Edison and Con Edison of New York increased at September 30, 2003 as compared with year-end 2002 due to the recognition of the current period's pension credits.

Accounts payable for Con Edison and Con Edison of New York decreased at September 30, 2003 as compared with year-end 2002 due primarily to the comparatively lower level of outstanding payments for capital expenditures as of September 30, 2003. This decrease was offset in part by increased electric purchased power costs for Con Edison of New York at September 30, 2003 as compared with year-end 2002, reflecting higher sales volumes and higher unit costs for Con Edison of New York.

Deferred income taxes - liability increased at September 30, 2003 as compared with year-end 2002 due primarily to differences between the book and the tax-deductible amounts for capitalized indirect costs and depreciation expense.

Transmission congestion contracts increased at September 30, 2003 compared with year-end 2002 reflecting proceeds from the sale through the New York Independent System Operator (NYISO) of transmission rights on Con Edison of New York's transmission system. These proceeds are being retained for customer benefit.

Capital Resources and Requirements

In August 2002, President Bush signed into law an appropriations bill that authorizes funds, for which Con Edison of New York is eligible to apply, to recover costs it incurred in connection with the attack on the World Trade Center. In accordance with the procedural guidelines for disbursement of the federal funds, Con Edison of New York submitted its initial application for funds in October 2003 and received the first installment of $29 million on October 31, 2003. The company will submit additional applications when appropriate. See Note Q to the Con Edison financial statements and Note P to the Con Edison of New York financial statements in Item 8 of the Form 10-K.

For each of the Companies, the ratio of earnings to fixed charges (Securities and Exchange Commission basis) for the nine months ended September 30, 2003 and the years ended December 31, 2002, 2001, 2000, 1999 and 1998 was:

	Earnings to Fixed Charges

	Nine months ended September 30,	Twelve months ended December 31,
	2003	2002	2001	2000	1999	1998

Con Edison	3.2	3.1	3.3	3.0	3.8	4.0
Con Edison of New York	3.5	3.4	3.7	3.2	4.2	4.4
O&R	4.4	3.3	3.5	3.4	2.5	2.9

For each of the Companies, the common equity ratio as of September 30, 2003 and the years ended December 31, 2002, 2001 and 2000 was:

	Common Equity Ratio

		As of December 31,
	As of September 30, 2003
		2002	2001	2000

Con Edison	49.4	48.1	49.8	49.1
Con Edison of New York	49.0	46.6	47.2	46.4
O&R	54.8	53.6	50.0	49.8

The commercial paper of the Companies is rated P-1, A-1 and F1, respectively, by Moody's Investor Service, Inc. (Moody's), Standard & Poor's Rating Services (S&P) and Fitch Ratings (Fitch). Con Edison's unsecured debt is rated A2, A- and A-, respectively, by Moody's, S&P and Fitch. The unsecured debt of the Utilities is rated A1, A and A+, respectively, by Moody's, S&P and Fitch. A securities rating is subject to revision or withdrawal at any time by the assigning rating organization.

Contractual Obligations and Commercial Commitments

At September 30, 2003, there was no material change in the Companies' contractual obligations and commercial commitments compared to those disclosed in "Contractual Obligations and Commercial Commitments" in the Con Edison and Con Edison of New York MD&A in Item 7 of the Form 10-K, other than the long-term debt transactions described above and the capacity and energy purchase agreements described in the "Electric Power Requirements" in Part I, Item 2 of the First Quarter 10-Q.

ELECTRIC POWER REQUIREMENTS

At September 30, 2003, there was no material change in the Companies' electric power requirements compared to those discussed in "Electric Power Requirements" in the Con Edison and Con Edison of New York MD&A in Item 7 of the Form 10-K and in Part I, Item 2 of the First Quarter 10-Q.

REGULATORY MATTERS

At September 30, 2003, there was no material change in the Companies' regulatory matters compared to those disclosed under "Regulatory Matters" in the Con Edison and Con Edison of New York MD&A in Item 7 in the Form 10-K; in "Rate and Restructuring Agreements and Recoverable Energy Costs" in Note A to the O&R financial statements in Item 8 of the Form 10-K; and in "Regulatory Matters" in Part I, Item 2 of the First Quarter Form 10-Q, other than as described in Note D to the financial statements in Part I, Item 1 of this report.

Con Edison of New York expects that it will file petitions with the New York Public Service Commission (PSC) for gas and steam rate increases prior to the end of 2003 and for an electric rate increase in the first half of 2004.

FINANCIAL MARKET RISKS

The Companies are subject to various risks and uncertainties associated with their operations. The most significant market risks include interest rate risk, commodity price risk, credit risk and investment risk. See "Financial Market Risks" in the Con Edison and Con Edison of New York MD&A in Item 7 of the Form 10-K and O&R Narrative in Item 7A of the Form 10-K.

Interest Rate Risk

Con Edison estimates that, as of September 30, 2003, each 10 percent variation in interest rates applicable to its variable rate debt of $1 billion would result in a change in annual interest expense of $1 million. For each 10 percent change in Con Edison of New York's and O&R's variable interest rates applicable to their variable rate debt of $852 million and $122 million, respectively, annual interest expense for Con Edison of New York would change by $1 million and there would be no material impact for O&R.

Commodity Price Risk

Con Edison estimates that, as of September 30, 2003, each 10 percent change in market prices would result in a change in fair value of $12 million for the derivative instruments used by the Utilities to hedge purchases of electricity and gas, of which $9 million is for Con Edison of New York and $3 million for O&R. Con Edison expects that any such change in fair value would be largely offset by directionally opposite changes in the cost of the electricity and gas purchased. In accordance with provisions approved by state regulators, the Utilities generally recover from customers the costs they incur for energy purchased for their customers. See "Rate and Restructuring Agreements," "Recoverable Energy Costs" of the Companies' Note A to their financial statements in Item 8 of the Form 10-K and Note D to the financial statements included in Part I, Item 1 of this report.

Con Edison's unregulated subsidiaries use a value-at-risk (VaR) model to assess the market risk of their electricity and gas commodity fixed price purchase and sales commitments, physical forward contracts and commodity derivative instruments. VaR for transactions associated with hedges on generating assets and commodity contracts, assuming a one-day holding period, for the nine months ended September 30, 2003, and 2002, respectively, was as follows:

	2003	2002

95% Confidence Level, One-Day Holding Period	(Millions of Dollars)
Average for the period	$1	$1
High	$3	$3
Low	$—	$—

Credit Risk

Con Edison's unregulated energy subsidiaries had $43 million of credit exposure, net of collateral and reserves, at September 30, 2003, of which $32 million was with investment grade counterparties and $10 million was with the New York Mercantile Exchange or independent system operators.

Investment Risk

The Companies' current investment policy for their pension plan assets includes investment targets of 60 percent equities and 40 percent fixed income and other securities. At September 30, 2003, the pension plan investments consisted of 61 percent equity and 39 percent fixed income and other securities.

ENERGY TRADING ACTIVITIES

Con Edison Energy engages in energy trading activities that are marked to market in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. See "Energy Trading Activities" in Note I to the financial statements in Part I, Item 1 of this report.

The changes in fair value of energy trading net assets for the three and nine months ended September 30, 2003 and 2002 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002

	(Millions of Dollars)
Fair value of net assets outstanding - beginning of period	$3	$15	$5	$11
Change in fair value during the period:
Unrealized gain at inception	—	—	—	6
Net premium (received)/paid	(1)	—	3	—
Changes in fair value prior to settlement	12	5	19	6
Fair value realized at settlement of contracts	(14)	(8)	(27)	(11)

Total change in fair value during the period	(3)	(3)	(5)	1

Fair value of net assets outstanding - end of period	$—	$12	$—	$12

As of September 30, 2003, the sources of fair value of the energy trading net assets were as follows:

	Fair Value of Net Assets at Period End
Source of Fair Value	Maturity less than 1 year	Maturity 1 - 3 years	Maturity 4 - 5 years	Maturity in excess of 5 years	Total fair value

	(Millions of Dollars)
Prices provided by external sources	$2	$(1)	$—	$—	$1
Prices based on models and other valuation methods	(1)	—	—	—	(1)

Total	$1	$(1)	$—	$—	$—

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2002

The Companies' results of operations (which were discussed above under "Results of Operations—Summary") for the three months ended September 30, 2003 compared with the three months ended September 30, 2002 were:

	Con Edison*		Con Edison of New York		O&R

(Millions of Dollars)	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent

Operating revenues	$262	10.3%	$150	6.9%	$20	11.2%
Purchased power	156	14.7	98	11.2	(2)	(2.7)
Fuel	48	57.8	19	28.8	—	—
Gas purchased for resale	26	34.7	32	56.1	2	22.2

Operating revenues less purchased power, fuel and gas purchased for resale (net revenues)	32	2.4	1	0.1	20	21.1
Other operations and maintenance	63	19.5	15	5.6	25	67.6
Depreciation and amortization	8	6.3	5	4.5	—	—
Taxes, other than income tax	(6)	(2.0)	(8)	(2.8)	(1)	(7.1)
Income tax	(8)	(4.4)	4	2.4	(3)	(25.0)

Operating income	(25)	(6.5)	(15)	(4.3)	(1)	(4.2)
Other income less deductions and related federal income tax	(3)	(30.0)	7	LARGE	(3)	N/A
Net interest charges	(1)	(0.9)	(2)	(2.2)	—	—
Preferred stock dividend requirements	—	—	—	—	—	—

Net income for common stock	$(27)	(9.5)%	$(6)	(2.3)%	$(4)	(21.1)%

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

The results reflect the application of the Companies' accounting policies and rate plans that cover the rates the Utilities can charge their customers. See "Recoverable Energy Costs" in each of the Companies' Note A to its financial statements in Item 8 of the Form 10-K and Note D to the financial statements included in Part I, Item 1 of this report.

CON EDISON OF NEW YORK

Electric

Con Edison of New York's electric operating revenues in the third quarter of 2003 increased $106 million compared with the third quarter of 2002, due primarily to higher fuel and purchased power costs of $100 million (which are recoverable from customers), and the reduction in 2002 period revenues of $20 million to reserve for earnings in excess of a specified rate of return that are to be retained for customer benefit in accordance with the 2000 Electric Rate Agreement. Changes in operating revenues also reflect variations in electric sales.

Con Edison of New York's electric sales and deliveries, excluding off-system sales, for the third quarter of 2003 compared with the third quarter of 2002 were:

MILLIONS OF KWHS

	Three Months Ended
Description	September 30, 2003	September 30, 2002	Variation	Percent Variation

Residential/Religious	4,037	4,218	(181)	(4.3)%
Commercial/Industrial	5,178	5,557	(379)	(6.8)
Other	44	64	(20)	(31.2)

Total Full Service Customers	9,259	9,839	(580)	(5.9)
Retail access customers	3,579	3,519	60	1.7

Sub-total	12,838	13,358	(520)	(3.9)
NYPA, Municipal Agency and Other Sales	2,831	2,834	(3)	—

Total Service Area	15,669	16,192	(523)	(3.2)%

Electric delivery volumes in Con Edison of New York's service area decreased 3.2 percent in the third quarter of 2003 compared with the third quarter of 2002. The decrease in delivery volumes reflects the multi-regional August 2003 power outage and the lower than normal number of hot days during the summer of 2003 compared with an exceptionally warm summer in 2002. After adjusting for variations, principally weather and billing days in each period and the August 2003 power outage, electric delivery volumes in Con Edison of New York's area decreased 0.6 percent in the third quarter of 2003 compared with the third quarter of 2002. Weather-adjusted sales represent an estimate of the sales that would have been made if historical average weather conditions had prevailed.

Con Edison of New York's electric purchased power costs increased $92 million in the third quarter of 2003 compared with the third quarter of 2002, due to an increase in the average unit price of purchased power. This increase was offset in part by lower usage by the company's full service customers and higher volumes of electricity purchased from other suppliers by participants in the company's retail access programs. Electric fuel costs increased $8 million, reflecting an increase in the average unit price of fuel.

Con Edison of New York's electric operating income, excluding intersegment revenues, decreased $4 million in the third quarter of 2003 compared with the third quarter of 2002. The principal components of the decreases were increases in other operations and maintenance expense ($8 million - due primarily to a reduced net credit for pensions and other postretirement benefits), depreciation ($4 million), property taxes ($4 million) and income taxes ($5 million). The decrease to operating income was offset in part by lower state and local taxes on revenues, payroll taxes and sales and use tax ($10 million) and higher net revenues (operating revenues less purchased power and fuel costs) ($6 million).

Gas

Con Edison of New York's gas operating revenues in the third quarter of 2003 increased $26 million compared with the third quarter of 2002, due primarily to the higher cost of purchased gas of $33 million

(which is recoverable from customers), offset in part by the impact of a reconciliation of gas interference costs compared to the level in rates ($4 million). Changes to operating revenues also reflect variations in gas sales.

Con Edison of New York's gas sales and deliveries, excluding off-system sales, for the third quarter of 2003 compared with the third quarter of 2002 were:

THOUSANDS OF DTHS

	Three Months Ended
Description	September 30, 2003	September 30, 2002	Variation	Percent Variation

Firm Sales
Residential	4,087	3,767	320	8.5%
General	4,713	4,443	270	6.1
Firm Transportation	1,990	2,157	(167)	(7.7)

Total Firm Sales and Transportation	10,790	10,367	423	4.1
Off Peak/Interruptible Sales	2,080	2,418	(338)	(14.0)
Non-Firm Transportation of Gas
NYPA	8,444	9,164	(720)	(8.5)
Generation Plants	22,740	32,621	(9,881)	(30.3)
Total NYPA and Generation Plants	31,184	41,785	(10,601)	(25.4)
Other	3,481	4,192	(711)	(17.0)

Total Sales and Transportation	47,535	58,762	(11,227)	(19.1)%

Con Edison of New York's firm sales and transportation volumes increased 4.1 percent in the third quarter 2003 compared with the third quarter of 2002. The increase is due primarily to increased new business in the third quarter of 2003 as compared with the third quarter of 2002. After adjusting for variations, principally weather and billing days in each period and the August 2003 power outage, firm gas sales and transportation volumes in the company's service area increased 4.3 percent in the third quarter of 2003 as compared with the third quarter of 2002.

Non-firm transportation of customer-owned gas to NYPA and electric generating plants decreased 25.4 percent in the third quarter of 2003 as compared with the third quarter of 2002 due to higher gas prices. In 2003, because of the relative prices of natural gas and fuel oil, power plants in the company's gas service area utilized oil rather than gas for a significant portion of their generation. The decline in gas usage had minimal impact on earnings due to the application of a fixed demand charge for local transportation.

Con Edison of New York's purchased gas costs increased $33 million in the third quarter of 2003 compared with the third quarter of 2002, due to higher unit costs and increased sales volumes for firm sales customers.

Con Edison of New York's gas operating income decreased $11 million in the third quarter of 2003 compared with the third quarter of 2002, reflecting primarily the reconciliation of gas distribution losses to levels reflected in rates ($9 million), an increase in operations and maintenance expense ($3 million), and increases in depreciation expense and property taxes ($2 million). These decreases to operating income were partially offset by lower income taxes ($2 million).

Steam

Con Edison of New York's steam operating revenues increased $19 million in the third quarter of 2003 compared with the third quarter of 2002. The steam operating loss was $3 million greater for the third quarter of 2003 than for the third quarter of 2002. The increase in revenues reflects higher fuel and purchased power costs (which are recovered from customers) for the third quarter of 2003 compared with the third quarter of 2002. The higher operating loss reflects an increase in operations and maintenance expense ($8 million) due primarily to higher distribution and administrative and general expenses. This increase was partially offset by higher net revenues (operating revenues less fuel and purchased power costs) of $2 million and lower state and local taxes on revenues ($3 million).

Con Edison of New York's steam sales and deliveries for the third quarter of 2003 compared with the third quarter of 2002 were:

MILLIONS OF POUNDS

	Three Months Ended
Description	September 30, 2003	September 30, 2002	Variation	Percent Variation

General	24	26	(2)	(7.7)%
Apartment house	1,097	1,058	39	3.7
Annual power	4,427	4,717	(290)	(6.1)

Total Sales	5,548	5,801	(253)	(4.4)%

Steam sales volumes decreased 4.4 percent in the third quarter of 2003 compared with the third quarter of 2002, primarily as a result of the cooler summer weather in the third quarter of 2003 as compared with the 2002 period. After adjusting for variations, principally weather and billing days in each period and the August 2003 power outage, steam sales increased 2.2 percent.

Other Income

Other income (deductions) increased $7 million in the third quarter of 2003 compared with the third quarter of 2002 due primarily to an increase in other income ($4 million), which includes interest on regulatory deferrals. In addition, allowance for equity funds used during construction increased ($2 million), reflecting increased construction expenditures.

O&R

Electric

Electric operating revenues increased $17 million in the third quarter of 2003 compared with the third quarter of 2002, due primarily to the accounting in connection with the 2003 O&R electric rate agreement and the New Jersey Board of Public Utilities (NJBPU) ruling on the Rockland Electric Company (RECO) rate petitions. See Note D to the financial statements included in Part I, Item 1 of this report.

O&R's electric sales and deliveries, excluding off-system sales, for the third quarter of 2003 compared with the third quarter of 2002 were:

MILLIONS OF KWHS

	Three Months Ended
Description	September 30, 2003	September 30, 2002	Variation	Percent Variation

Residential/Religious	564	616	(52)	(8.4)%
Commercial/Industrial	605	641	(36)	(5.6)
Other	32	31	1	3.2

Total Full Service Customers	1,201	1,288	(87)	(6.8)

Retail Access Customers	428	366	62	16.9

Total Service Area	1,629	1,654	(25)	(1.5)%

Electric delivery volumes in O&R's service area decreased 1.5 percent in the third quarter of 2003 compared with the third quarter of 2002 due to the lower than normal number of hot days during the summer of 2003 compared with an exceptionally warm summer in 2002. After adjusting for weather variations and the August 2003 power outage, electric delivery volumes in O&R's service area were 1.9 percent higher in the 2003 period.

O&R's purchased power costs decreased $2 million in the third quarter of 2003 as compared with the third quarter of 2002, due primarily to the rate decisions noted above as well as to a decrease in the average unit price of purchased power, lower energy use by the company's full service customers and higher volumes of electricity purchased by customers from other suppliers by participants in O&R's retail access program.

O&R's electric operating income decreased $1 million in the third quarter of 2003 compared with the third quarter of 2002 due primarily to higher electric operations and maintenance expenses.

Gas

O&R's gas operating revenues increased $3 million in the third quarter of 2003 compared with the third quarter of 2002, reflecting primarily the higher cost of purchased gas ($2 million) in the 2003 period. This increase in the cost of gas purchased for resale resulted from increased gas unit costs.

O&R's gas sales and deliveries, excluding off-system sales, for the third quarter of 2003 compared with the third quarter of 2002 were:

THOUSANDS OF DTHS

	Three Months Ended
Description	September 30, 2003	September 30, 2002	Variation	Percent Variation

Firm Sales
Residential	701	680	21	3.1%
General	221	270	(49)	(18.1)
Firm Transportation	775	597	178	29.8

Total Firm Sales and Transportation	1,697	1,547	150	9.7
Off Peak/Interruptible Sales	1,613	1,640	(27)	(1.6)
Non-Firm Transportation of Gas
Generation Plants	825	5,548	(4,723)	(85.1)
Other	129	134	(5)	(3.7)

Total Sales and Transportation	4,264	8,869	(4,593)	(51.9)%

O&R's firm sales and transportation volumes increased 9.7 percent in the third quarter of 2003 compared with the third quarter of 2002. The increase reflects an adjustment to the unbilled revenue accrual recorded in the third quarter of 2003 to reflect lower line losses. After adjusting for weather variations in each period and the August 2003 power outage, total firm sales and transportation volumes were 15.3 percent higher for the 2003 period compared with the third quarter of 2002.

Non-firm transportation of customer-owned gas to the electric generating plants decreased 85.1 percent in the third quarter of 2003 as compared with the third quarter of 2002 due to higher gas prices. In 2003, because of the relative prices of natural gas and fuel oil, power plants in the company's gas service area utilized oil rather than gas for a significant portion of their generation. In addition, one area power plant completed a construction project to directly connect to a gas transmission provider. The decline in gas usage had minimal impact on earnings due to the application of a fixed demand charge for local transportation.

The cost of gas purchased for resale increased $2 million in the third quarter of 2003 compared with the third quarter of 2002 due to higher sales volumes and higher unit costs. The increase is offset in part by increased volumes of gas purchased by customers from other suppliers by participants in O&R's retail access program.

O&R's gas operating income remained unchanged in the third quarter of 2003 compared with the third quarter of 2002, as a $1 million increase in net revenues (operating revenues less purchased gas) was offset by a $1 million increase in gas operations and maintenance expenses.

Income Taxes

Income taxes for operations decreased $3 million in the third quarter of 2003 compared with the third quarter of 2002 due primarily to lower taxable income.

Other Income

O&R's other income (deductions) decreased $3 million in the third quarter of 2003 compared with the third quarter of 2002, due primarily to the reclassification to other income (deductions) of losses previously recognized in other comprehensive income related to investments in marketable securities.

UNREGULATED SUBSIDIARIES AND OTHER

Unregulated subsidiaries' operating income for the third quarter of 2003 was $10 million lower than the 2002 period. Operating revenues increased $92 million in the 2003 period compared with the 2002 period due primarily to higher sales from Con Edison Development's increased generating capacity and increased retail electric sales at Con Edison Solutions.

Unregulated subsidiaries' operating expenses, excluding income taxes, increased by $109 million, reflecting increased fuel and purchased power supply costs of $80 million and a $29 million increase in operation and maintenance expenses. The increase in operation and maintenance expenses was attributable to increased costs at Con Edison Development ($20 million), primarily to operate new generating assets that came on line in the fourth quarter of 2002 and in the first half of 2003 and Con Edison Communications' increased operating costs ($5 million), reflecting the expansion of business activities. The increase in operating expenses also reflects higher depreciation costs for telecommunications facilities and additional generating assets placed in service ($3 million).

Operating income taxes decreased $7 million in the 2003 period compared with the 2002 period, reflecting lower taxable income.

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2002

The Companies' results of operations (which were discussed above under "Results of Operations—Summary") for the nine months ended September 30, 2003 compared with the nine months ended September 30, 2002 were:

	Con Edison*		Con Edison of New York		O&R

(Millions of Dollars)	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent

Operating revenues	$1,103	17.1%	$801	14.5%	$77	16.0%
Purchased power	556	22.8	426	21.4	26	15.4
Fuel	222	LARGE	122	73.1	—	—
Gas purchased for resale	232	54.6	221	66.2	29	46.8

Operating revenues less purchased power, fuel and gas purchased for resale (net revenues)	93	2.7	32	1.1	22	8.8
Other operations and maintenance	157	15.9	81	9.9	24	22.9
Depreciation and amortization	24	6.5	15	4.6	1	4.0
Taxes, other than income tax	12	1.4	6	0.8	—	—
Income tax	(38)	(10.8)	(19)	(6.0)	(1)	(4.0)

Operating income	(62)	(7.3)	(51)	(6.6)	(2)	(3.6)
Other income less deductions and related federal income tax	(12)	(36.4)	(2)	(7.7)	(4)	LARGE
Net interest charges	(3)	(0.9)	(2)	(0.7)	(2)	(11.1)
Preferred stock dividend requirements	(1)	(11.1)	(1)	(11.1)	—	—
Cumulative effect of change in accounting principle	20	100.0	—	—	—	—

Net income for common stock	$(50)	(9.5)%	$(50)	(9.9)%	$(4)	(10.5)%

* Represents the consolidated financial results of Con Edison and its subsidiaries.

A discussion of the results of operations by principal business segment follows. For additional business segment financial information, see Note J to the financial statements in Part I, Item 1 of this report.

The results reflect the application of the Companies' accounting policies and rate plans that cover the rates the Utilities can charge their customers. See "Recoverable Energy Costs" in each of the Companies' Note A to its financial statements in Item 8 of the Form 10-K and Note D to the financial statements included in Part I, Item 1 of this report.

CON EDISON OF NEW YORK

Electric

Con Edison of New York's electric operating revenues for the nine months ended September 30, 2003 increased $436 million compared with the 2002 period, due primarily to higher fuel and purchased power costs of $428 million (which are recoverable from customers), and a lower level of the reserve for earnings in excess of a specified rate of return that are to be retained for customer benefit in accordance with the 2000 Electric Rate Agreement ($11 million). Changes to operating revenues also reflect variations in electric sales.

Con Edison of New York's electric sales and deliveries, excluding off-system sales, for the nine months ended 2003 compared with the 2002 period were:

MILLIONS OF KWHS

	Nine Months Ended
Description	September 30, 2003	September 30, 2002	Variation	Percent Variation

Residential/Religious	9,561	9,615	(54)	(0.6)%
Commercial/Industrial	13,811	14,518	(707)	(4.9)
Other	115	145	(30)	(20.7)

Total Full Service Customers	23,487	24,278	(791)	(3.3)
Retail access customers	9,500	8,880	620	7.0

Sub-total	32,987	33,158	(171)	(0.5)

NYPA, Municipal Agency and Other Sales	7,862	7,730	132	1.7

Total Service Area	40,849	40,888	(39)	(0.1)%

Electric delivery volumes in Con Edison of New York's service area decreased 0.1 percent for the nine months ended September 30, 2003 compared with the 2002 period. The decrease in delivery volumes reflects the exceptionally cool weather in the second quarter and the lower than normal number of hot days during the summer of 2003 compared with an exceptionally warm summer in 2002, partially offset by the colder than normal 2003 winter. After adjusting for variations, principally weather and billing days in each period and the August 2003 power outage, electric delivery volumes in Con Edison of New York's service area increased 0.8 percent for the nine months ended September 30, 2003 compared with the 2002 period. Weather-adjusted sales represent an estimate of the sales that would have been made if historical average weather conditions had prevailed.

Con Edison of New York's electric purchased power costs increased $406 million for the nine months ended September 30, 2003 as compared with the 2002 period, due to an increase in the average unit price of purchased power. This increase was offset in part by lower usage by the company's full service customers and higher volumes of electricity purchased from other suppliers by participants in the company's retail access programs. Electric fuel costs increased $22 million, reflecting an increase in the average unit price of fuel.

Con Edison of New York's electric operating income, excluding intersegment revenues, decreased $50 million for the nine months ended September 30, 2003 compared with the 2002 period. The principal component of the decrease was an increase in other operations and maintenance expense ($68 million - due primarily to a reduced net credit for pensions and other postretirement benefits), property taxes ($13 million) and depreciation ($12 million). The increase in expenses were offset in part by lower income taxes ($29 million), higher net revenues (operating revenues less purchased power and fuel costs - $7 million), lower state and local revenue taxes ($3 million) and sales and use tax ($2 million).

Gas

Con Edison of New York's gas operating revenues for the nine months ended September 30, 2003 increased $225 million compared with the 2002 period, due primarily to the higher cost of purchased gas of $222 million (which is recoverable from customers), offset in part by rate reductions implemented in accordance with the gas rate agreement approved by the PSC in 2002. Changes in operating revenues also reflect variations in gas sales.

Con Edison of New York's revenues from gas sales are subject to a weather normalization clause that moderates, but does not eliminate, the effect of weather-related changes on net income.

Con Edison of New York's gas sales and deliveries, excluding off-system sales, for the nine months ended September 30, 2003 compared with the 2002 period were:

THOUSANDS OF DTHS

	Nine Months Ended
Description	September 30, 2003	September 30, 2002	Variation	Percent Variation

Firm Sales
Residential	39,982	31,767	8,215	25.9%
General	28,091	23,928	4,163	17.4
Firm Transportation	12,598	11,593	1,005	8.7

Total Firm Sales and Transportation	80,671	67,288	13,383	19.9
Off Peak/Interruptible Sales	12,523	9,374	3,149	33.5
Non-Firm Transportation of Gas
NYPA	18,673	17,928	745	4.2
Generation Plants	33,789	66,848	(33,059)	(49.5)

Total NYPA and Generation Plants	52,462	84,776	(32,314)	(38.1)

Other	13,542	17,716	(4,174)	(23.5)

Total Sales and Transportation	159,198	179,154	(19,956)	(11.1)%

Con Edison of New York's sales and transportation volumes for firm customers increased 19.9 percent for the nine months ended September 30, 2003 compared with the 2002 period. The increase reflects the impact of the cold weather in the 2003 winter period compared with the mild weather in the 2002 winter period. After adjusting for variations, principally weather and billing days in each period and the August 2003 power outage, firm gas sales and transportation volumes in the company's service area increased 2.6 percent in the 2003 period.

Non-firm transportation of customer-owned gas to NYPA and the electric generating plants decreased 38.1 percent in the nine months ended September 30, 2003 as compared with the 2002 period due to higher gas prices. In 2003, because of the relative prices of natural gas and fuel oil, power plants in the company's gas service area utilized oil rather than gas for a significant portion of their generation. The decline in gas usage had minimal impact on earnings due to the application of a fixed demand charge for local transportation.

Con Edison of New York's purchased gas cost increased $222 million for the nine months ended September 30, 2003 compared with the 2002 period, due to higher unit costs and increased sales volumes for firm sales customers.

Con Edison of New York's gas operating income decreased $11 million for the nine months ended September 30, 2003 compared with the 2002 period, reflecting primarily an increase in gas other operations and maintenance expense ($8 million - due primarily to a reduced net credit for pensions and other postretirement benefits), depreciation ($3 million) and state and local taxes on revenues ($6 million). The increases in expenses were offset in part by higher net revenues (operating revenues less gas purchased for resale - $3 million) and lower income taxes ($3 million).

Steam

Con Edison of New York's steam operating revenues increased $140 million and steam operating income increased $8 million for the nine months ended September 30, 2003 compared with the 2002 period. The higher revenues reflect higher sales volumes due to the cold winter weather in the nine-month period ended September 30, 2003 as compared with the mild weather in the 2002 period. The increase also includes higher fuel and purchased power costs (which are recovered by customers) for the nine months ended September 30, 2003 compared with the 2002 period. The increase in steam operating income reflects primarily an increase in net revenues (operating revenues less fuel and purchased power costs) of $21 million and lower state and local taxes on steam revenues ($6 million), offset in part by higher income taxes on steam income ($11 million) and operations and maintenance expense ($7 million - due to a reduced net credit for pensions and other postretirement benefits).

Con Edison of New York's steam sales and deliveries for the nine months ended September 30, 2003 compared with the 2002 period were:

MILLIONS OF POUNDS

	Nine Months Ended
Description	September 30, 2003	September 30, 2002	Variation	Percent Variation

General	573	413	160	38.7%
Apartment house	5,980	4,983	997	20.0
Annual power	14,103	12,822	1,281	9.9

Total Sales	20,656	18,218	2,438	13.4%

Steam sales volumes increased 13.4 percent for the nine months ended September 30, 2003 compared with the 2002 period, primarily as a result of the cold winter weather in 2003 as compared with the mild winter in 2002. After adjusting for variations, principally weather and billing days in each period and the August 2003 power outage, steam sales increased 1.2 percent.

Income Taxes

Income taxes decreased $19 million in the nine months ended September 30, 2003 compared with the 2002 period due primarily to lower taxable income.

Other Income

Other income (deductions) decreased $2 million for the nine months ended September 30, 2003 compared with the 2002 period due primarily to an increase in income tax expense in the 2003 period as a result of the recognition in 2002 of income tax benefits relating to the September 2001 sale of the company's nuclear generating unit. This increase in expense is partially offset by an increase in other income related to interest on regulatory deferrals.

O&R

Electric

Electric operating revenues increased $42 million during the nine months ended September 30, 2003 compared with the 2002 period. The increase is due primarily to higher purchased power costs in the 2003 period and 2003 regulatory decisions. See Note D to the financial statements in Part I, Item 1 of this report and "Recoverable Energy Costs" in Note A to the O&R financial statements in Item 8 of the Form 10-K.

O&R's electric sales and deliveries, excluding off-system sales, for the nine months ended September 30, 2003 compared with the 2002 period were:

MILLIONS OF KWHS

	Nine Months Ended
Description	September 30, 2003	September 30, 2002	Variation	Percent Variation

Residential/Religious	1,373	1,418	(45)	(3.2)%
Commercial/Industrial	1,761	1,817	(56)	(3.1)
Other	83	82	1	1.2

Total Full Service Customers	3,217	3,317	(100)	(3.0)

Retail Access Customers	1,062	912	150	16.4

Total Service Area	4,279	4,229	50	1.2%

Electric delivery volumes in O&R's service area increased 1.2 percent in the nine months ended September 30, 2003 compared with the 2002 period due to the cold winter weather in 2003 compared with the mild winter in 2002, growth in the number of customers, and higher average customer usage, partially offset by the extremely cool weather in the second quarter of 2003 and the lower than normal number of hot days during the summer of 2003 compared with an exceptionally warm summer in 2002. After adjusting for weather variations and the August 2003 power outage, electric delivery volumes in O&R's service area increased 1.9 percent in the 2003 period.

O&R's purchased power cost increased $26 million in the nine months ended September 30, 2003 as compared with the 2002 period due to an increase in the average unit cost and the regulatory actions referenced above. This increase was offset by lower energy usage by the company's full-service customers and higher volumes of electricity purchased from other suppliers by participants in O&R's retail access program.

O&R's electric operating income decreased $3 million during the nine months ended September 30, 2003 as compared with the 2002 period due primarily to the referenced regulatory actions.

Gas

O&R's gas operating revenues increased $35 million during the nine months ended September 30, 2003 compared with the 2002 period, reflecting primarily higher costs of gas purchased for resale ($29 million)

due to increased sales to firm customers and increased gas unit costs in the 2003 period. The increase is offset in part by increased volumes of gas purchased by customers from other suppliers by participants in O&R's retail access program. Winter weather in the first quarter of 2003 was colder than normal, and the second quarter was exceptionally cool. See "Recoverable Energy Costs" in Note A to the O&R financial statements in Item 8 of the Form 10-K.

O&R's gas sales and deliveries, excluding off-system sales, for the nine months ended September 30, 2003 compared with the 2002 period were:

THOUSANDS OF DTHS

	Nine Months Ended
Description	September 30, 2003	September 30, 2002	Variation	Percent Variation

Firm Sales
Residential	7,908	6,803	1,105	16.2%
General	2,511	2,251	260	11.6
Firm Transportation	5,538	3,980	1,558	39.1

Total Firm Sales and Transportation	15,957	13,034	2,923	22.4
Off Peak/Interruptible Sales	5,097	5,418	(321)	(5.9)
Non-Firm Transportation of Gas
Generation Plants	2,244	11,400	(9,156)	(80.3)
Other	813	708	105	14.8

Total Sales and Transportation	24,111	30,560	(6,449)	(21.1)%

O&R's firm sales and transportation volumes increased 22.4 percent for the nine months ended September 30, 2003 compared with the 2002 period. The increase reflects the impact of the cold weather in the 2003 period compared with the mild weather in the 2002 period. O&R's revenues from gas sales in New York are subject to a weather normalization clause that moderates, but does not eliminate, the effect of weather-related changes on net income. After adjusting for weather variations in each period and the August 2003 power outage, total firm sales and transportation volumes were 2.6 percent higher for the nine months ended September 30, 2003 period compared with the 2002 period.

Non-firm transportation of customer-owned gas to the electric generating plants decreased 80.3 percent in the nine months ended September 30, 2003 as compared with the 2002 period due to higher gas prices. In 2003, because of the relative prices of natural gas and fuel oil, power plants in the company's gas service area utilized oil rather than gas for a significant portion of their generation. In addition, one area power plant completed a construction project to directly connect to a gas transmission provider. The decline in gas usage had minimal impact on earnings due to the application of a fixed demand charge for local transportation.

Gas operating income increased $1 million during the nine months ended September 30, 2003 as compared with the 2002 period. The increase reflects an increase in net gas revenues (operating revenues less purchased gas) of $6 million, which is due primarily to increased sales. The increase in net revenues was offset in part by increased gas operations and maintenance expenses of $2 million increased federal and state income tax of $2 million and higher property and payroll taxes of $1 million.

Income Taxes

Operating income taxes decreased by $1 million for the nine months ended September 30, 2003 period compared with the 2002 period due primarily to lower taxable income.

Other Income

O&R's other income (deductions) decreased $4 million for the nine months ended September 30, 2003 compared with the 2002 period, due primarily to the reclassification to other income (deductions) of losses previously recognized in other comprehensive income related to investments in marketable securities.

Net Interest Charges

O&R's net interest charges decreased by $2 million for the nine months ended September 30, 2003 period compared with the 2002 period, due primarily to lower interest on long-term debt as a result of the redemption of a $35 million, 10-year Debenture in March 2003 (see "Liquidity and Capital Resources," above).

UNREGULATED SUBSIDIARIES AND OTHER

Unregulated subsidiaries' operating income for the nine months ended September 30, 2003 was $10 million lower than the 2002 period. Operating revenues increased $227 million in the 2003 period compared with the 2002 period due primarily to higher sales from Con Edison Development's increased generating capacity and increased retail electric sales at Con Edison Solutions.

Unregulated subsidiaries' operating expenses, excluding income taxes, increased by $252 million, reflecting principally increased fuel and purchased power costs of $187 million and increased operation and maintenance expenses of $65 million. The increase in operation and maintenance expenses was attributable to increased costs at Con Edison Development ($46 million), primarily to operate the new generation assets, Con Edison Communications' increased operating costs ($12 million), and higher depreciation for additional telecommunications facilities and generating assets placed in service ($7 million).

Operating income taxes decreased $15 million for the nine months ended September 30, 2003 as compared with the 2002 period primarily reflecting lower taxable income.

Unregulated subsidiaries' other income (deductions) decreased $2 million for the nine months ended September 30, 2003 compared with the 2002 period reflecting lower unrealized gains on derivative contracts at Con Edison Solutions ($7 million), offset by Con Edison Communications 2002 write down of an investment in Neon Communications ($5 million after tax).

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

For information about the Companies' primary market risks associated with activities in derivative financial instruments, other financial instruments and derivative commodity instruments, see "Financial Market Risks" in the Management's Discussion and Analysis of Financial Condition and Results of Operations in Part 1, Item 2 of this report, which information is incorporated herein by reference. Also, see Item 7A of the Form 10-K.

ITEM 4.    CONTROLS AND PROCEDURES

The Companies maintain disclosure controls and procedures designed to provide reasonable assurance that the information required to be disclosed in the reports that they submit to the Securities Exchange Commission (SEC) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. For each of the Companies, its management, with the participation of its principal executive officer and principal financial officer, has evaluated its disclosure controls and procedures as of the end of the period covered by this report and, based on such evaluation, has concluded that the controls and procedures are effective to provide such reasonable assurance. Reasonable assurance is not absolute assurance, however, and there can be no assurance that any design of controls or procedures would be effective under all potential future conditions, regardless of how remote.

There were no significant changes in internal controls or in other factors during the quarter that could significantly affect internal controls.

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

PART II    OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

Con Edison

Northeast Utilities

For information about legal proceedings relating to Con Edison's October 1999 agreement to acquire Northeast Utilities, see Note G to the financial statements included in Part 1, Item 1 of this report (which information is incorporated herein by reference).

Con Edison of New York

Nuclear Generation

For information about the PSC proceeding relating to the nuclear generating unit that Con Edison of New York sold in 2001, see Note F to the financial statements included in Part I, Item 1 of this report (which information is incorporated herein by reference).

Asbestos Proceedings

For information about Con Edison of New York's legal proceedings relating to asbestos, see Note E to the financial statements included in Part 1, Item 1 of this report and in "Con Edison of New York—Asbestos Proceedings" in Part II, Item 1 of the Companies' combined Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2003 and June 30, 2003 (which information is incorporated herein by reference).

Superfund - Borne Chemical Site

Reference is made to "Con Edison of New York - Superfund - Borne Chemical Site" in Item 3 of the Form 10-K. Additional site investigation work is planned to delineate the full extent of the contamination of the site. Depending upon the results of that work and the site steering committee's ability to secure deed restrictions limiting the future use of the site, the costs of the additional remedial response measures for the site could potentially range from $4 million to as much as $20 million. Under its settlement agreement with the third-party plaintiffs, Con Edison of New York is responsible for 0.67 percent of the investigation and remediation expenses for the site.

Superfund - Metal Bank of America Site

Reference is made to "Con Edison of New York - Superfund - Metal Bank of America Site" in Item 3 of the Form 10-K. In October 2003, the members of the utility PRP steering committee settled their Superfund response cost contribution litigation against the owners and past operators of the site. Under that settlement, which is subject to the approval of the bankruptcy court, the site owner/operator's will pay up to $13.5 million for the remediation of the site. The utilities will remain liable for site remediation expenses exceeding that amount. The site owners have challenged the remediation program that EPA has selected for the site and are litigating that issue against EPA. Assuming that the court upholds EPA's remediation program without modifications, the costs of the program are estimated to range from $20 million to $23 million. At the upper end of that range, with costs reduced to reflect the site owner/operator's payment and the remainder allocated as agreed among the utilities, Con Edison of New York's share of the remediation costs would be approximately $97,000.

O&R

Clean Air Act Proceeding

Reference is made to "O&R Clean Air Act Proceeding" in Item 3 of the Form 10-K and in Part II, Item 1 of the Companies' combined Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 (which information is incorporated herein by reference).

Superfund - Borne Chemical Site

Reference is made to "O&R - Superfund - Borne Chemical Site" in Item 3 of the Form 10-K and "Con Edison of New York - Superfund - Borne Chemical Site," above. Under the steering committee's participation agreement, O&R is responsible for 1.7164 percent of the investigation and remediation expenses for the site.

Superfund - Clarkstown Landfill Site

In June 2003, the New York Attorney General informed O&R that it has been identified as a potentially responsible party (PRP) under Superfund for the Clarkstown Landfill Site, a former sanitary landfill located in and operated by the Town of Clarkstown in Rockland County, New York. The State of New York has incurred expenses of approximately $20 million in connection with remedial investigation and response measures for the site. The landfill operated from the 1940's through 1990. The State alleges, among other things, that waste materials from O&R's facilities were disposed of at the landfill by the commercial carters O&R used to pick up and haul trash and refuse from its plants, offices, and service centers. O&R and ten other designated site PRPs have formed a PRP steering committee which is attempting to identify additional site PRPs.

Superfund - Metal Bank of America Site

Reference is made to "O&R - Superfund - Metal Bank of America Site" in Item 3 of the Form 10-K and "Con Edison of New York - Superfund -Metal Bank of America Site," above. At the upper end of the estimated range, with costs reduced to reflect the owner/operator's payment and the remainder allocated as agreed among the utilities, O&R's share of the remediation costs would be approximately $458,000.

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

(a)
EXHIBITS

Con Edison

Exhibit 12.1	Statement of computation of Con Edison's ratio of earnings to fixed charges for the nine-month period ended September 30, 2003 and the years 1998-2002.
Exhibit 31.1.1	Rule 13a-14(a)/15d-14(a) Certifications—Chief Executive Officer.
Exhibit 31.1.2	Rule 13a-14(a)/15d-14(a) Certifications—Chief Financial Officer.
Exhibit 32.1.1	Section 1350 Certifications—Chief Executive Officer.
Exhibit 32.1.2	Section 1350 Certifications—Chief Financial Officer.

Con Edison of New York

Exhibit 12.2	Statement of computation of Con Edison of New York's ratio of earnings to fixed charges for the nine-month period ended September 30, 2003 and the years 1998-2002.
Exhibit 31.2.1	Rule 13a-14(a)/15d-14(a) Certifications—Chief Executive Officer.
Exhibit 31.2.2	Rule 13a-14(a)/15d-14(a) Certifications—Chief Financial Officer.
Exhibit 32.2.1	Section 1350 Certifications—Chief Executive Officer.
Exhibit 32.2.2	Section 1350 Certifications—Chief Financial Officer.

O&R

Exhibit 12.3	Statement of computation of O&R's ratio of earnings to fixed charges for the nine-month period ended September 30, 2003 and the years 1998-2002.
Exhibit 31.3.1	Rule 13a-14(a)/15d-14(a) Certifications—Chief Executive Officer.
Exhibit 31.3.2	Rule 13a-14(a)/15d-14(a) Certifications—Chief Financial Officer.
Exhibit 32.3.1	Section 1350 Certifications—Chief Executive Officer.
Exhibit 32.3.2	Section 1350 Certifications—Chief Financial Officer.
(b)
REPORTS ON FORM 8-K

The Companies filed combined Current Reports on Form 8-K dated July 16, 2003, reporting (under Item 5) second quarter financial results and the NJBPU rulings discussed in Note D to the financial statements in Part I, Item 1 of this report and furnishing (under Item 9) a copy of Con Edison's press release, dated July 17, 2003, with respect to, among other things, its second quarter earnings. Con Edison and O&R filed a Current Report on Form 8-K, dated June 24, 2003, reporting (under Item 5) the O&R electric and gas rate agreements discussed in Note D to the financial statements in Part I, Item 1 of this report. In addition, Con Edison filed a Current Report on Form 8-K dated July 22, 2003 reporting (under Item 5) the completion of the sale of $200 million aggregate principal amount of its 3.625% Debentures, Series 2003A, due 2008.

Subsequent to September 30, 2003, the Companies filed a combined Current Report on Form 8-K, dated October 16, 2003, reporting (under Item 5) third quarter financial results and furnishing (under Item 12) a copy of Con Edison's press release, dated October 16, 2003, with respect to, among other things, its third quarter earnings.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Consolidated Edison, Inc.
Consolidated Edison Company of New York, Inc.
DATE: November 7, 2003	By	/s/ JOAN S. FREILICH Joan S. Freilich Executive Vice President, Chief Financial Officer and Duly Authorized Officer
Orange and Rockland Utilities, Inc.
DATE: November 7, 2003	By	/s/ EDWARD J. RASMUSSEN Edward J. Rasmussen Vice President, Chief Financial Officer and Duly Authorized Officer

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