Form 10-K
period 2003-12-31
CONSOLIDATED EDISON CO OF NEW YORK INC; ORANGE & ROCKLAND UTILITIES INC
filed 2004-03-29
CIK 23632, 74778

QuickLinks -- Click here to rapidly navigate through this document

FORM 10-K
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended DECEMBER 31, 2003
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to
Commission File Number	Exact name of registrant as specified in its charter and principal office address and telephone number	State of Incorporation	I.R.S. Employer ID. Number
1-14514	Consolidated Edison, Inc. 4 Irving Place, New York, New York 10003 (212) 460-4600	New York	13-3965100
1-1217	Consolidated Edison Company of New York, Inc. 4 Irving Place, New York, New York 10003 (212) 460-4600	New York	13-5009340
1-4315	Orange and Rockland Utilities, Inc. One Blue Hill Plaza, Pearl River, New York 10965 (914) 352-6000	New York	13-1727729

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Consolidated Edison, Inc., Common Shares ($.10 par value)	New York Stock Exchange
7.25% Public Income NotES (7.25% Debentures, Series 2002A) due 2042	New York Stock Exchange
Consolidated Edison Company of New York, Inc., 7.35% Public Income NotES (7.35% Debentures, Series 1999A) due 2039	New York Stock Exchange
7.50% Public Income NotES (7.50% Debentures, Series 2001A) due 2041	New York Stock Exchange
$5 Cumulative Preferred Stock, without par value	New York Stock Exchange
Cumulative Preferred Stock, 4.65% Series C ($100 par value)	New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act:

Title of each class

Consolidated Edison Company of New York, Inc.

Cumulative Preferred Stock, 4.65% Series D ($100 par value)

Indicate by check mark whether each Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

  Consolidated Edison, Inc. (Con Edison) Yes ☒    No ☐

  Consolidated Edison Company of New York, Inc. (Con Edison of New York) Yes ☐    No ☒

  Orange and Rockland Utilities, Inc. (O&R) Yes ☐    No ☒

The aggregate market value of the common equity of Con Edison held by non-affiliates of Con Edison, as of June 30, 2003, was approximately $9.3 billion.

As of January 31, 2004, Con Edison had outstanding 226,014,244 Common Shares ($.10 par value).

All of the outstanding common equity of Con Edison of New York and O&R is held by Con Edison.

O&R meets the conditions specified in general instruction (I) (1) (a) and (b) of the Form 10-K and is therefore filing this form with the reduced disclosure format.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Con Edison's definitive proxy statement and Con Edison of New York's definitive information statement, for their respective Annual Meetings of Stockholders to be held on May 17, 2004, to be filed with the Commission pursuant to Regulation 14A and Regulation 14C, respectively, not later than 120 days after December 31, 2003, are incorporated in Part III of this report.

Filing Format

This Annual Report on Form 10-K is a combined report being filed separately by three different registrants: Consolidated Edison, Inc. (Con Edison), Consolidated Edison Company of New York, Inc. (Con Edison of New York) and Orange and Rockland Utilities, Inc. (O&R). Con Edison of New York and O&R are referred to in this report as the "Utilities." The Utilities are subsidiaries of Con Edison and together with Con Edison are referred to in this report as the "Companies." Neither Con Edison of New York nor O&R makes any representation as to the information contained in this report relating to Con Edison or the subsidiaries of Con Edison other than itself.

TABLE OF CONTENTS

		PAGE
Glossary of Terms		5
Part I
Item 1.	Business
	Con Edison	7
	Con Edison of New York	9
	O&R	17
Item 2.	Properties
	Con Edison	20
	Con Edison of New York	20
	O&R	21
Item 3.	Legal Proceedings
	Con Edison	23
	Con Edison of New York	23
	O&R	26
Item 4.	Submission of Matters to a Vote of Security Holders	None
	Executive Officers of the Registrant
	Con Edison	28
	Con Edison of New York	29
	O&R	Omitted*
Part II
Item 5.	Market for Registrant's Common Equity and Related Stockholder Matters
	Con Edison	30
	Con Edison of New York	30
	O&R	30
Item 6.	Selected Financial Data
	Con Edison	31
	Con Edison of New York	31
	O&R	Omitted*
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations
	Con Edison of New York	32
	O&R	43

	Unregulated Subsidiaries	68
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
	Con Edison	77
	Con Edison of New York	77
	O&R	77
Item 8.	Financial Statements and Supplementary Data
	Con Edison	78
	Con Edison of New York	78
	O&R	78
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
	Con Edison	None
	Con Edison of New York	None
	O&R	None
Item 9A	Controls and Procedures	161
	Forward-Looking Statements	163
Part III
Item 10.	Directors and Executive Officers of the Registrant	165	*
Item 11.	Executive Compensation	165	*
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	165	*
Item 13.	Certain Relationships and Related Transactions	165	*
Item 14.	Principal Accounting Fees and Services	165
Part IV
Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	167
	Signatures	175

*
O&R is omitting this information pursuant to General Instruction I of Form 10-K.

Glossary of Terms

The following is a glossary of frequently used abbreviations or acronyms that are found throughout this report:

Con Edison Companies
Con Edison	Consolidated Edison, Inc.
Con Edison Communications	Con Edison Communications, LLC.
Con Edison Development	Consolidated Edison Development, Inc.
Con Edison Energy	Consolidated Edison Energy, Inc.
Con Edison of New York	Consolidated Edison Company of New York, Inc.
Con Edison Solutions	Consolidated Edison Solutions, Inc.
O&R	Orange and Rockland Utilities, Inc.
Pike	Pike County Light & Power Company
RECO	Rockland Electric Company
The Companies	Con Edison, Con Edison of New York and O&R
The Utilities	Con Edison of New York and O&R
Regulatory and State Agencies
DEC	New York State Department of Environmental Conservation
ECAR	East Central Area Reliability Council
EPA	Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
NEPOOL	New England Power Pool
NJBPU	New Jersey Board of Public Utilities
NYISO	New York Independent System Operator
NYPA	New York Power Authority
NYSERDA	New York State Energy Research and Development Authority
PJM	PJM Interconnection
PSC	New York State Public Service Commission
PPUC	Pennsylvania Public Utility Commission
SEC	Securities and Exchange Commission
Other
ABO	Accumulated Benefit Obligation
APB	Accounting Principles Board
AFDC	Allowance for Funds used During Construction
CO2	Carbon Dioxide
EITF	Emerging Issues Task Force
ERISA	Employee Retirement Income Security Act of 1974
FASB	Financial Accounting Standards Board
FIN	FASB Interpretation No.
GHG	Greenhouse Gases
KV	Kilovolts
kWh	Kilowatt-hour
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
mdths	Thousand dekatherms
MVA	Megavolt amperes
MW	Megawatts or thousand kilowatts
NJSC	New Jersey Superior Court
NYAG	New York Attorney General
NUGs	Non-utility generators
OCI	Other Comprehensive Income
PCBs	Polychlorinated biphenyls
POLR	Provider of last resort
PRP	Potentially responsible party
PUHCA	Public Utility Holding Company Act of 1935
RTO	Regional Transmission Organizations
SFAS	Statement of Financial Accounting Standards
SMD	Standard Market Design
Superfund	Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 and similar state statutes
VaR	Value-at-Risk

Incorporation by Reference

Information in other Items of this report as to which reference is made in this Item 1 is hereby incorporated by reference in this Item 1. The use of terms such as "see" or "refer to" shall be deemed to incorporate into this Item 1 the information to which such reference is made.

Available Information

Con Edison, Con Edison of New York and O&R file annual, quarterly and current reports, proxy or information statements and other information with the Securities and Exchange Commission (SEC). The public may read and copy any materials that the companies file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.

This information the Companies file with the SEC is also available free of charge on or through the Investor Information section of their websites as soon as reasonably practicable after the reports are electronically filed with, or furnished to, the SEC. Con Edison's internet website is at: http://www.conedison.com; Con Edison of New York's is at: http://www.coned.com; and O&R's is at: http://www.oru.com.

The Investor Information section of Con Edison's website also includes the company's code of ethics (and any waivers of the code for executive officers or directors), corporate governance guidelines and the charters of the following committees of the company's Board of Directors: Audit Committee, Management Development and Compensation Committee and Corporate Governance and Nominating Committee. This information is available in print to any shareholder who requests it. Requests should be directed to: Corporate Secretary, Consolidated Edison, Inc., 4 Irving Place, New York, NY 10003.

Information on the Companies' websites is not incorporated herein.

CON EDISON

Corporate Overview

Consolidated Edison, Inc. (Con Edison), incorporated in New York State in 1997, owns all of the outstanding common stock of Consolidated Edison Company of New York, Inc. (Con Edison of New York) and Orange and Rockland Utilities, Inc. (O&R). Con Edison of New York and O&R, which are regulated utilities, are referred to in this report as the "Utilities" and, together with Con Edison, the "Companies." Con Edison has no significant business operations other than those of the Utilities and Con Edison's unregulated subsidiaries. See "Corporate Overview" in Item 7.

Operating Segments

Con Edison's principal business segments are Con Edison of New York's regulated electric, gas and steam utility segments, O&R's regulated electric and gas utility segments and the unregulated businesses of Con Edison's other subsidiaries. In 2003, the operating revenues of the Utilities were 90 percent of Con Edison's operating revenues. For a discussion of operating revenues and operating income for each segment, see "Results of Operations" in Item 7. For additional segment information see Note O to the financial statements in Item 8 and the discussions of Utilities below in this Item 1.

Regulation

The Utilities are subject to extensive federal and state regulation, including by state utility commissions and the Federal Energy Regulatory Commission (FERC). Con Edison, itself, is not subject to such regulation except to the extent that the rules or orders of these agencies impose restrictions on relationships between Con Edison and the Utilities. See "Regulation" in the discussion below of Con Edison of New York's business in this Item 1.

Con Edison is a "holding company" under the Public Utility Holding Company Act of 1935 (PUHCA). Con Edison is exempt from all provisions of PUHCA, except Section 9(a)(2) (which requires SEC approval for a direct or indirect acquisition of five percent or more of the voting securities of any other electric or gas utility company) on the basis that Con Edison and the Utilities are organized and carry on their utility businesses substantially in the State of New York and that it does not derive any material part of its income from a public utility company organized outside of the State of New York. This exemption is available even though Con Edison subsidiaries that are neither an "electric utility company" nor a "gas utility company," as defined, under PUHCA engage in interstate activities.

Con Edison has been and is expected to continue to be impacted by legislative and regulatory developments. The Utilities are subject to extensive regulation in New York, New Jersey and Pennsylvania. Changes in regulation or legislation applicable to Con Edison's subsidiaries could have a material adverse effect on the Companies. See "Regulatory Matters" in Item 7.

Competition

See "Competition," below in the discussion of the businesses of the Utilities in this Item 1 and "Unregulated Subsidiaries," below.

Unregulated Subsidiaries

Con Edison has four unregulated subsidiaries: Consolidated Edison Solutions, Inc. (Con Edison Solutions), a retail energy services company that sells electricity, gas and energy-related services to delivery customers of utilities, including Con Edison of New York and O&R; Consolidated Edison Energy, Inc. (Con Edison Energy), a wholesale energy supply company; Consolidated Edison Development, Inc. (Con Edison Development), a company that owns and operates generating plants and energy and other infrastructure projects; and Con Edison Communications, LLC (Con Edison Communications), a company that builds and operates fiber optic networks to provide telecommunications services. The unregulated subsidiaries participate in competitive supply and services businesses that are subject to different risks than those found in the businesses of the Utilities. The unregulated subsidiaries accounted for almost 10 percent of consolidated operating revenues and a reduction in consolidated net income of 18 percent in 2003, and 7 percent of consolidated total assets at December 31, 2003. For a discussion of the unregulated subsidiaries' operating revenues and operating income, see "Results of Operations—Unregulated Subsidiaries and Other" in Item 7.

Capital Requirements and Financing

For information about Con Edison's capital requirements, financing and securities ratings, see "Liquidity and Capital Resources—Capital Resources, Capital Requirements and Financial Market Risks" in Item 7. Securities ratings assigned by rating organizations are expressions of opinion and are not recommendations to buy, sell or hold securities. A securities rating is subject to revision or withdrawal at any time by the assigning rating organization. Each rating should be evaluated independently of any other rating.

State Anti-takeover Law

New York State law provides that a "domestic corporation," such as Con Edison, may not consummate a merger, consolidation or similar transaction with the beneficial owner of a 20 percent or greater voting stock interest in the corporation, or with an affiliate of the owner, for five years after the acquisition of voting stock interest, unless the transaction or the acquisition of the voting stock interest was approved by the corporation's board of directors prior to the acquisition of the voting stock interest. After the expiration of the five-year period, the transaction may be consummated only pursuant to a stringent "fair price" formula or with the approval of a majority of the disinterested stockholders.

Employees

Con Edison has no employees other than those of Con Edison of New York, O&R and Con Edison's unregulated subsidiaries (which at December 31, 2003 had 12,648, 1,028 and 403 employees, respectively).

The respective collective bargaining agreements covering about two-thirds of each of the Utilities' employees expire in June 2004.

CON EDISON OF NEW YORK

Corporate Overview

Con Edison of New York, incorporated in New York State in 1884, is a subsidiary of Con Edison and has no significant subsidiaries of its own. Con Edison of New York provides electric service in all of New York City (except part of Queens) and most of Westchester County, an approximately 660 square mile service area with a population of more than eight million. It also provides gas service in Manhattan, the Bronx and parts of Queens and Westchester, and steam service in parts of Manhattan.

Operating Segments

Con Edison of New York's principal business segments are its regulated electric, gas and steam businesses. In 2003, electric, gas and steam operating revenues were 78 percent, 16 percent and 6 percent, respectively, of its operating revenues. For a discussion of the company's operating revenues and operating income for each segment, see "Results of Operations" in Item 7. For additional information about the segments, see Note O to the financial statements in Item 8.

Electric Operations

Electric Sales.    Electric operating revenues were $6 billion in 2003 or 78 percent of Con Edison of New York's operating revenues. The percentages were 80 and 78 percent, respectively, in the two preceding years. In 2003, 57 percent of the electricity delivered by Con Edison of New York in its service areas was sold by the company to its full-service customers, 24 percent was sold by other suppliers, including Con Edison Solutions, an unregulated subsidiary of Con Edison, to the company's customers under its electric retail access program and the balance was delivered to the state and municipal customers of the New York Power Authority (NYPA) and the economic development customers of municipal electric agencies. The company charges for the delivery of electricity sold by itself and other suppliers to customers in its service area.

For additional information about electricity sales, see "Operating Statistics," below, and "Results of Operation—Electric" in Item 7.

Electric Peak Load.    The electric peak load in Con Edison of New York's service area occurs during the summer air conditioning season. The 2003 service area peak load, which occurred on June 26, was 11,875 thousand kilowatts (MW). The 2003 peak load included an estimated 7,220 MW for Con Edison of New York's full-service customers, 2,725 MW for customers participating in its electric retail access program and 1,930 MW for NYPA's customers and municipal electric agency customers. If adjusted to historical design weather conditions, the 2003 peak load would have been 12,600 MW. The company estimates that, under design weather conditions, the 2004 service area peak load will be 12,825 MW, including an estimated 7,800 MW for its full-service customers, 2,930 for its electric retail access customers and 2,095 MW for NYPA's customers and municipal electric agency customers. "Design weather" for the electric system is a standard to which the actual peak load is adjusted for evaluation and planning purposes.

Electric Supply.    Most of the electricity sold by Con Edison of New York to its customers in 2003 was purchased under firm power contracts or through the wholesale electricity market administered by the New York Independent System Operator (NYISO). The firm power contracts were primarily with non-utility generators (NUGs).

The company plans to meet its continuing obligation to supply electricity to its customers with electric energy purchased under contracts with NUGs or others, generated from its electric generating facilities or purchased through the NYISO's wholesale electricity market.

For additional information about electric power purchases, see "Regulatory Matters" and "Electric Power Requirements" in Item 7 and "Recoverable Energy Costs" in Note A to the financial statements in Item 8.

For information about the company's contracts with NUGs for approximately 3,200 MW of electric generating capacity, see Note I to the financial statements in Item 8.

For information about the company's 630 MW of electric generating facilities, see Item 2.

The NYISO is a not-for-profit organization that controls and operates most of the electric transmission facilities in New York State, including those of Con Edison of New York, as an integrated system and administers a wholesale market for electricity in New York State. Pursuant to criteria that are reviewed annually, the NYISO requires that entities supplying electricity to customers in New York State have generating capacity (either owned or contracted for) in an amount that is at least 18 percent above the expected peak load for their customers. In addition, the NYISO has determined that entities that serve customers in New York City must have enough New York City-located capacity to cover 80 percent of their New York City customer peak loads. Con Edison of New York met the requirements applicable to it in 2003 and expects to meet them in 2004.

Gas Operations

Gas Sales.    Gas operating revenues in 2003 were $1 billion or 16 percent of Con Edison of New York's operating revenues. The percentages were 15 percent in each of the two preceding years. In 2003, 51 percent of the gas delivered by the company in its service area was sold by the company to its full-service (firm and interruptible) customers and 49 percent was sold by other suppliers, including Con Edison Solutions. For additional information about gas sales, see "Operating Statistics," below, and "Results of Operations—Gas" in Item 7.

Gas Requirements.    Firm demand for gas in Con Edison of New York's service area peaks during the winter heating season. The "design criteria" for the company's gas system assume severe weather conditions, which have not occurred since the 1933-34 winter. Under these criteria, the company estimated that its requirements to deliver gas to firm customers during the November 2003/March 2004 winter heating season would amount to 78,900 thousand dekatherms (mdths) (including 67,600 mdths to its firm sales customers and 11,300 mdths to its firm transportation customers). Through January 31, 2004, the company's peak throughput day in this heating season occurred on January 26, 2004 when it delivered 1,068 mdths of gas (including 750 mdths to its firm sales customers, 17 mdths to NYPA, 190 mdths to its transportation customers and 111 mdths for use by the company in generating electricity and steam).

Under its design criteria, the company projects that for the November 2004/March 2005 winter heating season, its requirements for firm gas customers will amount to 79,500 mdths (including 67,800 mdths to firm sales customers and 11,700 mdths to firm transportation customers) and that the peak day requirements for these customers will amount to 978 mdths. The company expects to be able to meet these requirements.

Gas Supply.    Con Edison of New York and O&R have established a combined gas supply and capacity portfolio. The combined portfolio is administered by, and related management services are provided by, Con Edison of New York (for itself and as agent for O&R) and costs are allocated between the Utilities in accordance with provisions approved by the New York State Public Service Commission (PSC). See Note U to the financial statements in Item 8.

Charges from suppliers for the firm purchase of gas, which are based on formulas or indexes or are subject to negotiation, are generally designed to approximate market prices. The contracts are for various terms extending to 2008. The Utilities have contracts with interstate pipeline companies for the purchase of firm transportation and storage services. Charges under these contracts are approved by the FERC. The contracts are for various terms extending to 2013. The Utilities are required to pay certain charges under the supply, transportation and storage contracts whether or not the contracted capacity is actually used. These fixed charges amounted to approximately $129 million in 2003. See "Contractual Obligations" in Item 7. In addition, the Utilities purchase gas on the spot market and have interruptible gas transportation contracts. See "Recoverable Energy Costs" in Note A to the financial statements in Item 8.

Steam Operations

Steam Sales.    Con Edison of New York sells steam in Manhattan south of 96th Street, mostly to large office buildings, apartment houses and hospitals. In 2003, steam operating revenues were $537 million or 6 percent of the company's operating revenues. The percentages were 6 percent in the two preceding years.

For additional information about Con Edison of New York's steam operations, see "Regulatory Matters—Steam" and "Results of Operations—Steam" in Item 7, the discussion of Con Edison of New York's steam facilities in Item 2 and "Operating Statistics," below.

Steam Peak Load and Capacity.    Demand for steam in Con Edison of New York's service area peaks during the winter heating season. The one-hour peak load during the winter of 2003/2004 (through January 31, 2004) occurred on January 16, 2004 when the load reached 10.1 million pounds (mlbs) per hour. The company's estimate for the winter of 2004/2005 peak demand of its steam customers is 10.5 mlbs per hour under design criteria, which assume severe weather.

On December 31, 2003, the steam system had the capability of delivering about 12.6 mlbs of steam per hour. Con Edison of New York estimates that the system will have the capability to deliver 12.8 mlbs of steam per hour in the 2004/2005 winter.

Steam Supply.    52 percent of the steam sold by Con Edison of New York in 2003 was produced in the company's steam-only generating stations; 36 percent was produced in the company's steam/electric generating stations, where it is first used to generate electricity; and 12 percent was purchased from others. See Item 2 for a discussion of Con Edison of New York's steam facilities.

Regulation

The PSC regulates, among other things, Con Edison of New York's electric, gas and steam rates, the siting of its transmission lines and the issuance of its securities. Certain activities of the company are subject to the jurisdiction of the FERC. In addition, various matters relating to the construction and operations of the company's facilities are subject to regulation by other governmental agencies. Changes in regulation or legislation applicable to the company could have a material adverse effect on the company. For additional information, including information about the company's electric, gas and steam rates, see "Regulatory Matters" in Item 7.

The PSC from time to time conducts "generic" proceedings to consider issues relating to all electric and gas utilities operating in New York State. Pending proceedings include those relating to utilities exiting the business of selling electric energy and gas at retail (including an examination of utilities' provider of last resort responsibility and consumer protections); the State's goal of increasing to 25 percent (from approximately 18 percent at the end of 2003) the portion of electricity used in the State provided from renewable energy resources; and addressing any rate disincentives against the promotion of energy efficiency and distributed generation. The company typically is an active participant in such proceedings. The company does not expect that the pending proceedings will have a material adverse effect on its financial position, results of operation or liquidity.

Competition

Con Edison of New York is primarily a "wires and pipes" energy delivery company that:

  •
  has sold most of its electric generating capacity;

  •
  provides its customers the opportunity to buy electricity and gas from other suppliers;

  •
  purchases most of the electricity and all of the gas supplies it sells to its full-service customers (the cost of which is recovered pursuant to provisions approved by the PSC); and

  •
  provides energy delivery services to customers pursuant to rate provisions approved by the PSC.

See "Rates and Restructuring Agreements" in Note B and "Recoverable Energy Costs" in Note A to the financial statements in Item 8.

The company's electric, gas and steam rates are among the highest in the country.

Competition from suppliers of oil and other sources of energy, including distributed generation (such as fuel cells and micro-turbines) may provide alternatives for Con Edison of New York delivery customers. The company does not consider it reasonably likely that another company would be authorized to provide utility delivery service where the company already provides service. Any such other company would need to obtain PSC consent, satisfy applicable local requirements and install facilities to provide the service. The new company would also be subject to extensive ongoing regulation by the PSC.

Capital Requirements and Financing

For information about Con Edison of New York's capital requirements, financing and securities ratings, see "Liquidity and Capital Resources—Capital Resources, Capital Requirements and Financial and Commodity Market Risks" in Item 7.

Securities ratings assigned by rating organizations are expressions of opinion and are not recommendations to buy, sell or hold securities. A securities rating is subject to revision or withdrawal at any time by the assigning rating organization. Each rating should be evaluated independently of any other rating.

Environmental Matters

Hazardous substances, such as asbestos, polychlorinated biphenals (PCBs) and coal tar, have been used or generated in the course of operations of Con Edison of New York and its predecessors and are present at sites and in facilities and equipment they currently or previously owned, including sites at which gas was manufactured or stored. See "Asbestos" and "Superfund" in the discussion of Con Edison of New York's legal proceedings in Item 3 and Note G to the financial statements in Item 8.

Con Edison of New York's capital expenditures for environmental protection facilities and related studies were $87 million in 2003 and are estimated to be $76 million in 2004.

In April 2000, Con Edison of New York entered into a Stipulation and Order of Consent with the United States Attorney for the Southern District of New York in connection with its response to the release of PCB's during the September 1998 transformer fire at the Arthur Kill Generating

Station site that it sold in 1999. Among other things, the company agreed to maintain an effective environmental compliance program.

Toxic Substances Control Act.    Virtually all electric utilities, including Con Edison of New York, own equipment containing PCBs. PCBs are regulated under the Federal Toxic Substances Control Act of 1976.

Water Quality.    Certain governmental authorities are investigating contamination in the Hudson River and the New York Harbor. These waters run through portions of Con Edison of New York's service area. Governmental authorities could require entities that released hazardous substances that contaminated these waters to bear the cost of investigation and remediation, which could be substantial.

Greenhouse Gas Emissions.    The potential for adverse effects from global warming associated with the atmospheric release of greenhouse gases (GHG), particularly carbon dioxide (CO2), from industrial sources may result in legislation or regulations requiring utilities to reduce GHG emissions from power plants and take other steps to offset GHG emissions from other sources. Con Edison of New York minimizes GHG emissions from its generating plants through the use of oil and gas fuels and the application of cogeneration technologies that reduce GHG emissions per unit of energy output. The company's GHG emissions also include sulfur hexafluoride (used for arc suppression at substations) and methane (from operation of its gas delivery system), which the company is working voluntarily with EPA to reduce. The cost to comply with any new legislation or regulations limiting the company's GHG emissions could be substantial.

Con Edison of New York

OPERATING STATISTICS

	Year Ended December 31,
	2003	2002	2001	2000	1999

ELECTRIC ENERGY (MWH)
Generated (a)	1,077,681	1,259,533	6,793,393	3,259,790	15,266,628
Purchased from others	31,717,254	32,712,723	27,877,154	35,780,429	29,303,386

TOTAL GENERATED AND PURCHASED	32,794,935	33,972,256	34,670,547	39,040,219	44,570,014
Less: Used by Company	175,965	172,873	187,773	191,445	151,090
Distribution losses and other variances	1,893,403	2,008,530	1,931,694	2,768,249	2,682,632

NET GENERATED AND PURCHASED	30,725,567	31,790,853	32,551,080	36,080,525	41,736,292
Electric Energy Sold
Residential	12,440,663	12,481,689	12,048,743	11,637,167	11,854,995
Commercial and industrial	18,033,468	19,110,770	19,839,340	19,930,376	20,238,777
Railroads and railways	18,193	55,186	16,003	95,457	71,447
Public authorities	135,758	125,651	150,069	257,706	465,287

Con Edison of New York full service customers	30,628,082	31,773,296	32,054,155	31,920,706	32,630,506
Off-System Sales (b)	97,485	17,557	496,925	4,159,819	9,105,786

TOTAL ELECTRIC ENERGY SOLD	30,725,567	31,790,853	32,551,080	36,080,525	41,736,292

ELECTRIC ENERGY DELIVERED
Con Edison of New York full service customers	30,628,082	31,773,296	32,054,155	31,920,706	32,630,506
Delivery service for retail access customers	12,636,520	11,925,752	10,520,219	9,321,630	7,935,827
Delivery service to NYPA customers and others	9,823,018	9,504,526	9,815,259	9,631,618	9,335,230
Delivery service for municipal agencies	647,388	762,660	660,220	526,816	624,229

TOTAL DELIVERIES IN FRANCHISE AREA	53,735,008	53,966,234	53,049,853	51,400,770	50,525,792

AVERAGE ANNUAL KWHR USE PER RESIDENTIAL CUSTOMER (c)	4,622	4,652	4,502	4,372	4,487
AVERAGE REVENUE PER KWHR SOLD (CENTS)
RESIDENTIAL (c)	19.4	17.0	18.1	18.5	15.9
COMMERCIAL AND INDUSTRIAL (c)	16.3	14.4	15.6	15.5	12.7
(a)
Con Edison of New York has sold most of its electric generating assets. See Note J to the financial statements.

(b)
For 2000 and 1999, included sales to Con Edison Solutions. See "Unregulated Subsidiaries," above.

(c)
Includes Municipal Agency sales.

Con Edison of New York

OPERATING STATISTICS (CONTINUED)

	Year Ended December 31,
	2003	2002	2001	2000	1999

GAS (DTH)
Purchased	145,325,065	134,126,768	140,633,193	157,800,083	245,496,798
Storage - net change	(5,516,703)	5,728,684	(6,474,137)	774,660	1,964,581
Used as boiler fuel at Electric and Steam Stations (a)	(27,362,620)	(29,386,788)	(27,725,598)	(27,674,312)	(67,331,325)

GAS PURCHASED FOR RESALE	112,445,742	110,468,664	106,433,458	130,900,431	180,130,054
Less: Gas used by the company	383,312	323,915	299,057	294,937	369,938
Off-System Sales & NYPA	4,007,592	16,120,307	12,666,668	29,563,339	92,072,772
Distribution losses and other variances	4,023,631	4,555,763	(2,887,761)	7,060,117	1,998,637

TOTAL GAS PURCHASED FOR CON EDISON OF NEW YORK CUSTOMERS	104,031,207	89,468,679	96,355,494	93,982,038	85,688,707
GAS SOLD
Firm Sales
Residential	51,943,706	44,162,920	46,506,365	47,602,792	44,705,689
General	36,840,304	32,681,926	35,118,342	30,468,676	27,271,134

TOTAL FIRM SALES	88,784,010	76,844,846	81,624,707	78,071,468	71,976,823
Interruptible Sales	15,247,197	12,623,833	14,730,787	15,910,570	13,711,884

TOTAL GAS SOLD TO CON EDISON OF NEW YORK CUSTOMERS	104,031,207	89,468,679	96,355,494	93,982,038	85,688,707

Transportation of customer-owned gas
Firm transportation	16,485,309	15,695,403	14,279,816	18,215,120	17,382,490
NYPA	23,360,162	25,466,325	13,762,339	19,857,321	11,268,947
Other	61,575,954	99,815,203	78,709,049	97,155,425	22,560,029
Off-System Sales	459,088	8,354,940	6,206,522	23,067,713	32,942,436

TOTAL SALES AND TRANSPORTATION	205,911,720	238,800,550	209,313,220	252,277,617	169,842,609

AVERAGE REVENUE PER DTH SOLD
RESIDENTIAL	$13.02	$12.30	$14.25	$11.62	$11.20
GENERAL	$10.23	$8.90	$10.76	$8.44	$7.70

STEAM SOLD (MLBS)	26,248,361	24,519,476	25,327,694	26,733,260	26,532,797

AVERAGE REVENUE PER MLB SOLD	$19.47	$15.52	$18.86	$16.37	$12.80
CUSTOMERS - AVERAGE FOR YEAR
Electric	3,137,301	3,117,542	3,100,642	3,078,648	3,054,693
Gas	1,053,946	1,054,312	1,051,540	1,051,555	1,046,133
Steam	1,825	1,838	1,853	1,861	1,879
(a)
Con Edison of New York has sold most of its electric generating assets. See Note J to the financial statements.

O&R

General Nature and Scope of Business

O & R, a subsidiary of Con Edison incorporated in New York State in 1926, has two wholly-owned utility subsidiaries, Rockland Electric Company (RECO), a New Jersey corporation, and Pike County Light & Power Company (Pike), a Pennsylvania corporation.

O&R and its utility subsidiaries provide electric service in southeastern New York and in adjacent sections of New Jersey and northeastern Pennsylvania, an approximately 1,350 square mile service area. They also provide gas service in southeastern New York and Pennsylvania. O&R's business is subject to regulation by the PSC, the New Jersey Board of Public Utilities (NJBPU), Pennsylvania Public Utility Commission (PPUC) and the FERC. Changes in regulation or legislation applicable to O&R could have a material adverse effect on the company's financial position, results of operations or liquidity.

O&R's principal business segments are its regulated electric and gas utility businesses. In 2003, electric and gas operating revenues were 73 percent and 27 percent, respectively, of its operating revenues.

Competition

O&R is primarily a "wires and pipes" energy delivery company that:

  •
  has sold its electric generating capacity;

  •
  provides its customers the opportunity to buy electricity and gas from other suppliers;

  •
  purchases the electricity and gas it supplies to its full-service customers (the cost of which is recovered pursuant to provisions approved by the PSC, NJBPU or PPUC); and

  •
  provides energy delivery services to customers pursuant to rate provisions approved by the PSC.

See "Rates and Restructuring Agreements" in Note B and "Recoverable Energy Costs" in Note A to the financial statements in Item 8.

Competition from suppliers of oil and other sources of energy, including distributed generation (such as fuel cells and micro-turbines) may provide alternatives for O&R delivery customers. The company does not consider it reasonably likely that another company would be authorized to provide utility delivery service where the company already provides service. Any such other company would need to obtain the consent of the applicable state utility commission, satisfy applicable local requirements and install facilities to provide the service. The new company would also be subject to extensive ongoing regulation by the applicable state utility commission.

For additional information about O&R's business, see the discussion of O&R's results of operations in Item 7 and the notes to the financial statements in Item 8. For information about O&R's legal proceedings, see Item 3.

O&R

OPERATING STATISTICS

	Year Ended December 31,
	2003	2002	2001	2000	1999

ELECTRIC ENERGY (MWH)
Generated (a)	-	-	-	-	1,871,898
Purchased from others	4,388,804	4,506,217	4,565,551	4,879,400	3,153,359

TOTAL GENERATED AND PURCHASED	4,388,804	4,506,217	4,565,551	4,879,400	5,025,257
Less: Supplied without direct charge	11	9	6	20	23
Used by company	15,511	13,435	14,572	19,337	134,587
Distribution losses and other variances	215,615	173,397	101,461	410,469	369,433

NET GENERATED AND PURCHASED	4,157,667	4,319,376	4,449,512	4,449,574	4,521,214
ELECTRIC ENERGY SOLD
Residential	1,769,421	1,815,241	1,772,552	1,881,680	1,942,347
Commercial and industrial	2,276,973	2,393,039	2,566,651	2,463,744	2,373,415
Public authorities	111,273	111,096	110,309	104,150	96,294

Total sales to Orange & Rockland customers	4,157,667	4,319,376	4,449,512	4,449,574	4,412,056
Off-System Sales	-	-	-	-	109,158

TOTAL ELECTRIC ENERGY SOLD	4,157,667	4,319,376	4,449,512	4,449,574	4,521,214

Total sales to Orange & Rockland customers	4,157,667	4,319,376	4,449,512	4,449,574	4,412,056
Delivery service for Retail Choice customers	1,454,794	1,235,048	798,814	606,794	589,223

TOTAL SALES IN FRANCHISE AREA	5,612,461	5,554,424	5,248,326	5,056,368	5,001,279

AVERAGE ANNUAL KWH USE PER RESIDENTIAL CUSTOMER	8,955	8,801	8,506	7,854	8,065
AVERAGE REVENUE PER KWH SOLD (CENTS)
RESIDENTIAL	12.17	11.23	12.79	12.22	11.84
COMMERCIAL AND INDUSTRIAL	9.81	8.65	10.04	9.93	8.18
(a)
O&R sold its electric generating facilities prior to its acquisition by Con Edison in July 1999.

O&R

OPERATING STATISTICS (CONTINUED)

	Year Ended December 31,
	2003	2002	2001	2000	1999

GAS (DTH)
Purchased	16,546,568	19,723,917	18,588,275	25,042,346	36,711,658
Storage - net change	1,112,011	(2,139,045)	854,482	(1,099,134)	890,604
Used as boiler fuel at O&R electric generating stations (a)	-	-	-	-	(15,252,652)

GAS PURCHASED FOR RESALE	17,658,579	17,584,872	19,442,757	23,943,212	22,349,610
Less: Gas used by the company	52,377	56,939	45,979	57,828	77,613
Distribution losses and other variances	376,605	856,036	578,187	841,295	705,213

TOTAL GAS PURCHASED FOR O&R CUSTOMERS	17,229,597	16,671,897	18,818,591	23,044,089	21,566,784

GAS SOLD
Firm Sales
Residential	10,810,384	10,203,403	11,724,341	14,281,013	13,702,735
General	3,314,154	3,294,624	3,750,851	4,080,178	4,389,977

TOTAL FIRM SALES	14,124,538	13,498,027	15,475,192	18,361,191	18,092,712
Interruptible Sales	3,105,059	3,173,870	3,343,399	3,653,684	3,474,072
Sales to Con Edison	-	-	-	1,029,214	-

TOTAL GAS SOLD TO O&R CUSTOMERS	17,229,597	16,671,897	18,818,591	23,044,089	21,566,784
Transportation of customer-owned gas
Firm transportation	8,497,814	6,367,990	4,723,695	3,415,804	2,207,541
Interruptible transportation	3,728,018	4,192,062	3,920,901	4,222,835	1,905,807
Sales for resale	1,133,649	1,057,156	1,039,083	1,138,937	17,740
Sales to divested electric generating stations	2,833,322	13,983,048	11,427,428	11,640,751	-
Off-System Sales	373,686	2,883,913	2,526,829	4,984,794	264,277

TOTAL SALES AND TRANSPORTATION	33,796,086	45,156,066	42,456,527	48,447,210	25,962,149

AVERAGE REVENUE PER DTH SOLD
RESIDENTIAL	$10.41	$8.29	$10.29	$8.32	$7.77
GENERAL	$10.00	$7.87	$9.73	$7.65	$6.92
CUSTOMERS - AVERAGE FOR YEAR
Electric	288,746	285,519	282,191	278,851	275,640
Gas	122,565	121,437	120,108	118,707	117,283
(a)
O&R sold its electric generating facilities prior to its acquisition by Con Edison in July 1999.

ITEM 2.	PROPERTIES

CON EDISON

Con Edison has no significant properties other than those of the Utilities and Con Edison's unregulated subsidiaries.

At December 31, 2003, the capitalized cost of the Companies' utility plant, net of accumulated depreciation, was as follows (in millions of dollars):

	Con Edison of New York		O&R		Con Edison
	Amount	Percent	Amount	Percent	Amount	Percent

Electric
Generation	$374	3%	$-	-%	$374	3%
Transmission	1,200	9%	106	12%	1,306	9%
Distribution	7,118	53%	428	50%	7,546	53%
Gas	1,941	14%	242	28%	2,183	15%
Steam	607	5%	-	-%	607	4%
General	926	7%	76	9%	1,002	7%
Held for future use	5	-%	2	-%	7	-%
Construction work in progress	1,247	9%	29	3%	1,276	9%
Unallocated depreciation reserve	-	-%	(17)	(2)%	(17)	-%

NET UTILITY PLANT	$13,418	100%	$866	100%	$14,284	100%

CON EDISON OF NEW YORK

Electric Facilities

Generating Facilities.    Con Edison of New York's electric generating facilities consist of plants located in New York City with an aggregate capacity of 630 MW. The company expects to have sufficient amounts of gas and fuel oil available in 2004 for use in these facilities. The company intends to add incremental generating capacity of approximately 200 MW based on a winter nominal rating (or approximately 125 MW based on a summer nominal rating) through the repowering of its East River station and the closing of its Waterside station.

Transmission Facilities.    Con Edison of New York's transmission facilities, other than those located underground, are controlled and operated by the NYISO. See "Electric Operations—Electric Supply" in Item 1 (which information is incorporated herein by reference). At December 31, 2003, Con Edison of New York's transmission system had 432 miles of overhead circuits operating at 138, 230, 345 and 500 kV and 138 miles of underground circuits operating at 138 and 345 kV. There are 267 miles of radial subtransmission circuits operating at 69 kV and above. The company's 14 transmission substations supplied by circuits operated at 69kV and above, have a total transformer capacity of 15,731 MVA. The company's transmission facilities are located in New York City and Westchester, Orange, Rockland, Putnam and Dutchess counties in New York State.

Con Edison of New York has transmission interconnections with Niagara Mohawk, Central Hudson Gas & Electric Corporation, O&R, New York State Electric and Gas Corporation, Connecticut Light

and Power Company, Long Island Power Authority, NYPA and Public Service Electric and Gas Company.

Distribution Facilities.    Con Edison of New York owns various distribution substations and facilities located throughout New York City and Westchester County. At December 31, 2003, the company's distribution system had a transformer capacity of 24,400 MVA, with 32,840 miles of overhead distribution lines and 90,218 miles of underground distribution lines.

Gas Facilities

Natural gas is delivered by pipeline to Con Edison of New York at various points in its service territory and is distributed to customers by the company through 4,261 miles of mains and 374,622 service lines. The company owns a natural gas liquefaction facility and storage tank at its Astoria property in Queens, New York. The plant can store approximately 1,000 mdth of which a maximum of about 250 mdth can be withdrawn per day. The company has about 1,230 mdth of additional natural gas storage capacity at a field in upstate New York, owned and operated by Honeoye Storage Corporation, a corporation 28.8 percent owned by Con Edison of New York.

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

O&R

Electric Transmission and Distribution Facilities

O&R and its utility subsidiaries, RECO and Pike, own, in whole or in part, transmission and distribution facilities which include 602 circuit miles of transmission lines, 14 transmission substations (with a total transformer capacity of 3,762 MVA), 59 distribution substations (with a transformer capacity of 1,987 MVA), 93,536 in-service line transformers, 5,120 pole miles of overhead distribution lines and 2,688 miles of underground distribution lines.

Gas Facilities

O&R and Pike own their gas distribution systems, which include 1,805 miles of mains.

RECO & Pike Mortgages

Substantially all of the utility plant and other physical property of O&R's utility subsidiaries, RECO and Pike, is subject to the liens of the respective indentures securing first mortgage bonds of each company.

UNREGULATED SUBSIDIARIES

Con Edison's unregulated subsidiaries own interests of 1,668 MW of capacity in electric generating facilities, most of which use gas and/or oil as fuel. These interests, the capitalized costs of which at December 31, 2003 amounted to $859 million (net of accumulated depreciation), are as follows:

Name	Power Plant Type Base/Peak/Intermediate	Power Pool/Location	Aggregate Capacity (in MW)

Newington	Base	NEPOOL/New Hampshire	525
ADA	Base	ECAR/Michigan	29	(a)
GENOR	Base	Central America/Guatemala	42

Total Base Capacity			596

CEEMI	Intermediate	NEPOOL/Massachusetts	185
Lakewood	Intermediate	PJM/New Jersey	236	(b)

Total Intermediate Capacity			421

CEEMI	Peaking	NEPOOL/Massachusetts	96
Ocean Peaking	Peaking	PJM/New Jersey	330
Rock Springs	Peaking	PJM/Maryland	335

Total Peaking Capacity			761

Total Capacity			1,778	(c)

(a)
Subject to a power purchase agreement expiring in 2026.

(b)
Subject to a power purchase agreement expiring in 2014.

(c)
Con Edison Development's interest in these facilities amounts to 1,668 MW.

Con Edison's unregulated subsidiaries are also engaged in two leasing transactions involving gas distribution and electric generating facilities in the Netherlands. See Note K to the financial statements in Item 8 (which information is incorporated herein by reference).

Con Edison Communications' properties, the capitalized cost of which at December 31, 2003 amounted to $30 million (net of the impairment charge discussed in Note H to the financial statements in Item 8, which information is incorporated herein by reference), are included in Con Edison's financial statements as non-utility property and construction work in progress. The properties include network facilities and nearly 400 miles of fiber optic cable that has been installed in the New York City metropolitan area primarily through Con Edison of New York underground conduits and other rights of way. Con Edison Communication's pays a fee for the use of such conduits and rights of way.

ITEM 3.    LEGAL PROCEEDINGS

CON EDISON

Northeast Utilities

For information about legal proceedings relating to Con Edison's October 1999 agreement to acquire Northeast Utilities, see Note Q to the financial statements in Item 8 (which information is incorporated herein by reference).

Newington Project

For a description of the Newington Project, see Note T to the financial statements included in Item 8 (which information is incorporated herein by reference). In September 2002, Duke/Fluor Daniel, the general contractor for the Newington Project, initiated an arbitration proceeding with respect to its contract claims for an additional payment to it of approximately $100 million for alleged project costs and a 176-day extension of the project's scheduled substantial completion date. In September 2002, the general contractor commenced an action in Superior Court in the State of New Hampshire, and obtained a pre-judgment attachment on the project as security for the payment of its claim for additional project costs. The New Hampshire Superior Court subsequently ruled that the attachment was impermissible and ordered it to be removed. This ruling has been stayed pending an appeal before the New Hampshire Supreme Court.

CON EDISON OF NEW YORK

Nuclear Generation

In February 2004, the PSC approved the December 2003 settlement among Con Edison of New York, the staff of the PSC and other parties regarding the PSC proceeding investigating a February 2000 to January 2001 outage of the nuclear generating unit the company sold in 2001, its causes and the prudence of Con Edison of New York's actions regarding the operation and maintenance of the generating unit. The proceeding covered, among other things, Con Edison of New York's inspection practices, the circumstances surrounding prior outages, the basis for the company's decisions concerning replacement of the unit's steam generators and whether, and to what extent, increased replacement power costs and repair and replacement costs should be borne by Con Edison's shareholders. Pursuant to the settlement, the company will refund $45.5 million to its customers and provide $2.5 million to fund one or more energy efficiency programs for its low-income customers. In 2000, the company accrued a $40 million liability for possible refund to customers in connection with this proceeding. In addition, under the settlement, the company will forego recovery of $89.5 million of replacement power costs that the company had incurred in 2000 but not billed to customers and as to which no customer account receivable or regulatory asset was established and no income previously recognized. The settlement reduced 2003 net income by $8 million ($5 million after tax).

Asbestos

For information about legal proceedings relating to exposure to asbestos, see Note G to the financial statements in Item 8 (which information is incorporated herein by reference).

Plaintiff has agreed with Con Edison of New York to settle for $350,000 the action in New York State Supreme Court, New York County, entitled Robert Croteau v. A.C.& S., Inc. et al. In March 2003, the jury in this action awarded plaintiff $47 million for asbestos-related injuries. The plaintiff was employed by a subcontractor who did work in the 1970s on two power plants being constructed for Con Edison of New York.

Superfund

The Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 and similar state statutes (Superfund) impose joint and several liability, regardless of fault, upon generators of hazardous substances for investigation, remediation costs and environmental damages. The sites at which Con Edison of New York has been asserted to have liability under Superfund include its and its predecessor companies' former manufactured gas sites, its Astoria PCB storage facility, the Arthur Kill Generating Station site that it sold in 1999 and other Superfund sites discussed below. There may be additional sites as to which assertions will be made that the company has liability. For a further discussion of claims and possible claims against the company under Superfund, including with respect to its manufactured gas sites, estimated liability accrued for Superfund claims and recovery from customers of site investigation and remediation costs, see Note G to the financial statements in Item 8 (which information is incorporated herein by reference).

Manufactured Gas Sites.    Con Edison of New York and its predecessors formerly manufactured gas and maintained storage holders for manufactured gas at sites in New York City and Westchester County, New York (MGP Sites). Many of these sites are now owned by parties other than Con Edison of New York and have been redeveloped by them for other uses, including schools, residential and commercial developments and hospitals. The New York State Department of Environmental Conservation (DEC) is requiring the company to investigate and, if necessary to protect public health and the environment from any MGP-related contamination that may be present at them, and to develop and implement remediation programs for the MGP Sites, which include 33 manufactured gas plant sites and 17 storage holder sites.

The information available to Con Edison of New York for most of the MGP Sites is incomplete as to the extent of contamination and remediation and monitoring methods, if any, to be used. Investigation at most of the MGP Sites has not yet started and has been completed at only two of the MGP Sites. Coal tar and/or other manufactured gas plant-related environmental contaminants have been detected at 12 MGP Sites, including sites in Manhattan and other parts of New York City and in Westchester County.

Astoria Site.    Con Edison of New York is permitted by the DEC to operate a PCB storage facility on property the company owns in the Astoria section of Queens, New York. Apart from the PCB storage facility, portions of the property were the former location of an MGP and have been used or are being used for, among other things, electric generation operations, electric substation operations, the storage of fuel oil and liquefied natural gas, and the maintenance and storage of electric equipment. As a condition of its DEC permit, the company is required to investigate the property and, where environmental contamination is found, and where necessary, to conduct corrective action to remediate the contamination. The company has investigated various sections of the property, but has not yet begun investigating the former MGP area. The company has submitted to the DEC and the New York State Department of Health a report identifying the known areas of PCB contamination. The company estimates that its undiscounted potential liability for the cleanup of the known PCB contamination on the property will be at least $19 million.

Arthur Kill Transformer Site.    Following a September 1998 transformer fire at Con Edison of New York's former Arthur Kill Generating Station, it was determined that oil containing high levels of PCBs was released to the environment during the incident. The company has completed DEC-approved cleanup programs for the station's facilities and various soil and pavement areas of the site affected by the PCB release. Pursuant to a July 1999 DEC consent order, the company completed a DEC-approved Remedial Investigation/Feasibility Program to assess the nature and extent of the contamination in, and to recommend a proposed remediation program for, the waterfront area of the station. DEC has selected the remediation program for the waterfront area and the company will implement it pursuant to an additional consent order expected to be entered into during 2004. The company estimates that its undiscounted potential liability for the cleanup of PCB contamination at the site will be at least $3.5 million. See "Con Edison of New York—Environmental Matters" in Item 1.

Other Superfund Sites.    Con Edison of New York is a potentially responsible party (PRP) with respect to other Superfund sites where there are other PRPs and it is not managing the site investigation and remediation. Work at these sites is in various stages, with the company participating in PRP groups at some of the sites. Investigation, remediation and monitoring at some of these sites has been, and is expected to continue to be, conducted over extended periods of time. The company does not believe that it is reasonably likely that monetary sanctions, such as penalties, will be imposed upon it by any governmental authority with respect to these sites.

The following table lists each of Con Edison of New York's other Superfund sites for which the company anticipates it may have a liability. The table also shows for each such site, its location, the year in which the company was designated or alleged to be a PRP or to otherwise have responsibilities with respect to the site (shown in table under "Start"), the name of the court or agency in which proceedings with respect to the site are pending, and the company's current estimate of its potential liability for investigation, remediation and monitoring and environmental damages at the site or the unpaid share of any payments it is required to make under a settlement agreement resolving its liability for the site.

Site	Location	Start	Court or Agency	Estimated Liability (a)	% of Total (a)

Maxey Flats Nuclear	Morehead, KY	1986	EPA	$118,403	0.8%
Curcio Scrap Metal	Saddle Brook, NJ	1987	EPA	159,712	100%
Metal Bank of America	Philadelphia, PA	1987	EPA	100,368	1.0%
Cortese Landfill	Narrowsburg, NY	1987	EPA	744,821	6.0%
Global Landfill	Old Bridge, NJ	1988	EPA	115,183	0.3%
PCB Treatment, Inc.	Kansas City, KS & MO	1994	EPA	2,908,126	6.1%
Borne Chemical	Elizabeth, NJ	1997	NJSC	117,375	0.7%

(a)
Superfund liability is joint and several. Estimated liability shown is the company's estimate of its anticipated share of the total liability determined pursuant to consent decrees, settlement agreements or otherwise and in light of financial condition of other PRPs.

Washington Heights Power Outage

Lawsuits relating to a July 1999 interruption of electric service to customers served by Con Edison of New York's Washington Heights distribution network were brought in New York State Supreme and Civil Courts, New York County. A number of cases, including purported class action lawsuits, have been dismissed, discontinued or settled for de minimis amounts. At December 31, 2003, 14 cases relating to the outage were pending, including suits by the New York City Transit Authority seeking $20 million and by Columbia University and New York and Presbyterian Hospital seeking $23 million. The company does not expect that the remaining cases will have a material adverse effect on its financial position, results of operation or liquidity.

East 11th Street Accident

For a description of the East 11th Street accident, see Note W to the financial statements included in Item 8 (which information is incorporated herein by reference).

O&R

Asbestos

For information about legal proceedings relating to exposure to asbestos, see Note G to the financial statements in Item 8 (which information is incorporated herein by reference).

Superfund

The sites at which O&R has been asserted to have liability under Superfund include its manufactured gas sites, its West Nyack site and other Superfund sites discussed below. There may be additional sites as to which assertions will be made that the company has liability. For a further discussion of claims and possible claims against the company under Superfund, including with respect to its manufactured gas sites, estimated liability accrued for Superfund claims and recovery from customers of site investigation and remediation costs, see Note G to the financial statements in Item 8 (which information is incorporated herein by reference).

Manufactured Gas Sites.    O&R and its predecessors formerly owned and operated manufactured gas plants at seven sites (O&R MGP Sites) in Orange County and Rockland County, New York. Four of these sites are now owned by parties other than O&R, three of which have been redeveloped by them for residential, commercial or industrial uses. The DEC is requiring O&R to develop and implement remediation programs for the O&R MGP Sites.

O&R has investigated and detected soil and/or groundwater contamination to varying degrees at all of the O&R MGP Sites. In November 2002, O&R initiated an Interim Remedial Measure at one MGP site that is currently 80% complete. In addition, the DEC has developed a proposed remedial action plan for another O&R MGP site that will be distributed for comment in 2004. Additional investigation and determination of the remediation and monitoring methods will be required at the other O&R MGP Sites.

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

Other Superfund Sites.    O&R is a PRP with respect to other Superfund sites where there are other PRPs and it is not managing the site investigation and remediation. Work at these sites is in various stages, with the company participating in PRP groups at some of the sites. Investigation, remediation and monitoring at some of these sites has been, and is expected to continue to be, conducted over extended periods of time. The company does not believe that it is reasonably likely that monetary sanctions, such as penalties, will be imposed upon it by any governmental authority with respect to these sites.

The following table lists each of O&R's other Superfund Sites for which the company anticipates it may have liability. The table also shows for each such site, its location, the year in which the company was designated or alleged to be a PRP or to otherwise have responsibilities with respect to the site (shown in table under "Start"), the name of the court or agency in which proceedings with respect to the site are pending and the company's current estimate of its potential liability for investigation, remediation and monitoring and environmental damages at the site.

Site	Location	Start	Court or Agency	Estimated Liability (a)	% of Total(a)

Metal Bank of America	Philadelphia, PA	1987	EPA	$642,701	4.6%
Borne Chemical	Elizabeth, NJ	1997	EPA	100,000	2.5%
Orange County Landfill	Goshen, NY	2000	NYAG	125,000	(b	)
Ramapo Landfill	Ramapo, NY	2000	DEC	50,000	(b	)
Clarkstown Landfill	Clarkstown, NY	2003	NYAG	70,000	(b	)

(a)
Superfund liability is joint and several. Estimated liability shown is the company's estimate of its anticipated share of the total liability determined pursuant to consent decrees, settlement agreements or otherwise and in light of financial condition of other PRPs.

(b)
Not ascertainable.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information about the executive officers of Con Edison and Con Edison of New York, as of February 1, 2004. As indicated, certain of the executive officers are executive officers of each of Con Edison and Con Edison of New York and others are executive officers of Con Edison or Con Edison of New York. The term of office of each officer is until the next election of directors (trustees) of their company and until his or her successor is chosen and qualifies. Officers are subject to removal at any time by the board of directors (trustees) of their company. Mr. McGrath has an employment agreement with Con Edison, which provides that he will serve as Chairman of the Board and Chief Executive Officer of Con Edison and Con Edison of New York through August 31, 2005

(subject to one year extensions unless terminated on six months prior notice). Messrs. Burke and McMahon and Ms. Freilich have employment agreements with Con Edison, which provide that they will serve in senior executive positions through August 31, 2005.

Name	Age	Offices and Positions During Past Five Years
Executive Officers of Con Edison and Con Edison of New York
Eugene R. McGrath	62	10/97 to present—Chairman, President, Chief Executive Officer and Director of Con Edison 3/98 to present—Chairman, Chief Executive Officer and Trustee of Con Edison of New York
Kevin Burke	53	9/00 to present—President of Con Edison of New York
7/99 to 8/00—President of O&R
7/98 to 6/99—Senior Vice President—Customer Service of Con Edison of New York
		3/98 to 6/98—Senior Vice President—Corporate Planning of Con Edison of New York
Joan S. Freilich	62	3/98 to present—Executive Vice President, Chief Financial Officer and Director (Trustee) of Con Edison and Con Edison of New York
Frances A. Resheske	43	2/02 to present—Senior Vice President—Public Affairs of Con Edison of New York
5/99 to 2/02—Vice President—Public Affairs of Con Edison of New York
2/99 to 4/99—Director—Public Affairs of Con Edison of New York
		6/95 to 2/99—General Manager—Government Relations and Community Development, Brooklyn Union
Charles E. McTiernan, Jr.	59	1/03 to present—General Counsel of Con Edison and Con Edison of New York 10/85 to 12/02—Associate General Counsel of Con Edison of New York
Edward J. Rasmussen	55	12/00 to present—Vice President and Controller of Con Edison and Con Edison of New York
12/00 to 12/03—Vice President, Controller and Chief Financial Officer of O&R
		4/93 to 11/00—Assistant Controller of Con Edison of New York
Hyman Schoenblum	55	12/00 to present—Vice President—Corporate Planning of Con Edison of New York
12/97 to 11/00—Vice President and Controller of Con Edison and Con Edison of New York
		7/99 to 11/00—Vice President and Chief Financial Officer of O&R
Robert P. Stelben	61	12/97 to present—Vice President and Treasurer of Con Edison and Con Edison of New York 7/99 to 3/03—Vice President and Treasurer of O&R
Executive Officers of Con Edison but not Con Edison of New York
Stephen B. Bram	61	1/03 to present—Group President, Energy and Communications of Con Edison
9/00 to 12/02—President and Chief Executive Officer of O&R
		4/95 to 8/00—Senior Vice President—Central Operations of Con Edison of New York

John D. McMahon	52	1/03 to present—President and Chief Executive Officer of O&R 8/98 to 12/02—Senior Vice President and General Counsel of Con Edison and Con Edison of New York
Executive Officers of Con Edison of New York but not Con Edison (all offices and positions listed are with Con Edison of New York)
Louis L. Rana	55	2/03 to present—Senior Vice President—Electric Operations
10/01 to 1/03—Vice President—Manhattan Electric Operations
4/00 to 9/01—Vice President—Manhattan Customer Service
		3/98 to 3/00—Vice President—System and Transmission Operations
Mary Jane McCartney	55	10/93 to present—Senior Vice President—Gas
Robert A. Saya	62	9/01 to present—Senior Vice President—Central Operations 4/00 to 8/01—Vice President—System and Transmission Operations 1/95 to 3/00—Chief Engineer, Substation and Transmission Engineering
Luther Tai	55	9/01 to present—Senior Vice President—Central Services 9/00 to 8/01—Senior Vice President—Central Operations 7/98 to 8/00—Vice President—Corporate Planning
Marilyn Caselli	49	8/98 to present—Vice President—Customer Operations

PART II

ITEM 5. Market for the Registrant's Common Equity and Related Stockholder Matters

CON EDISON

Con Edison's Common Shares ($.10 par value), the only class of common equity of Con Edison, are traded on the New York Stock Exchange. As of January 31, 2004, there were 93,760 holders of record of Con Edison's Common Shares.

The market price range for Con Edison's Common Shares during 2003 and 2002, as reported in the consolidated reporting system, and the dividends paid by Con Edison in 2003 and 2002 were as follows:

	2003			2002
	High	Low	Dividends Paid	High	Low	Dividends Paid

1st Quarter	$46.02	$36.55	$0.56	$42.66	$39.30	$0.555
2nd Quarter	$44.26	$38.20	$0.56	$45.40	$40.10	$0.555
3rd Quarter	$43.78	$38.55	$0.56	$43.80	$32.65	$0.555
4th Quarter	$43.48	$38.80	$0.56	$45.16	$39.02	$0.555

On January 22, 2004, Con Edison's Board of Directors declared a quarterly dividend of 56 1/2 cents per Common Share. The first quarter 2004 dividend will be paid on March 15, 2004.

Con Edison expects to pay dividends to its shareholders primarily from dividends and other distributions it receives from its subsidiaries. The payment of future dividends, which is subject to approval and declaration by Con Edison's Board of Directors, will depend on a variety of factors, including business, financial and regulatory considerations. For additional information see "Dividends" in Note C to the financial statements in Item 8 (which information is incorporated herein by reference).

The information required by Item 201(d) of Regulation S-K is incorporated by reference in Item 10 of this report from Con Edison's definitive proxy statement for its Annual Meeting of Stockholders to be held on May 17, 2004.

CON EDISON OF NEW YORK

The outstanding shares of Con Edison of New York's Common Stock ($2.50 par value), the only class of common equity of Con Edison of New York, are held by Con Edison and are not traded.

The dividends declared by Con Edison of New York in 2003 and 2002 are shown in its Consolidated Statement of Common Shareholder's Equity included in Item 8 (which information is incorporated herein by reference). For additional information about the payment of dividends by Con Edison of New York, and restrictions thereon, see "Dividends" in Note C to the financial statements in Item 8 (which information is incorporated herein by reference).

O&R

The outstanding shares of O&R's Common Stock ($5.00 par value), the only class of common equity of O&R, are held by Con Edison and are not traded.

The dividends declared by O&R in 2003 and 2002 are shown in its Consolidated Statement of Common Shareholder's Equity included in Item 8 (which information is incorporated herein by reference). See Note C to the financial statements in Item 8 for information about restrictions on the payment of dividends by O&R.

ITEM 6.    Selected Financial Data

CON EDISON

	For the Year Ended December 31
	2003	2002	2001	2000	1999

	(Millions of Dollars)
Operating revenues	$9,827	$8,502	$9,389	$9,317	$7,491
Purchased power	3,926	3,201	3,380	3,536	1,824
Fuel	504	289	394	351	430
Gas purchased for resale	847	596	860	789	485
Operating income	934	1,060	1,128	1,016	1,020
Income before cumulative effect of changes in accounting principles	525	668	682	583	701
Cumulative effect of changes in accounting principles	3	(22)	-	-	-
Net income for common stock	528	646	682	583	701
Total assets	20,966	19,667	17,901	17,661	16,491
Long-term debt	6,733	6,166	5,501	5,415	4,525
Preferred stock subject to mandatory redemption	-	-	37	37	37
Common shareholders' equity	6,423	5,921	5,666	5,472	5,412

BASIC EARNINGS PER SHARE
Before cumulative effect of changes in accounting principles	$2.37	$3.14	$3.22	$2.75	$3.14
Cumulative effect of changes in accounting principles	$0.02	$(0.11)	-	-	-
After cumulative effect of changes in accounting principles	$2.39	$3.03	$3.22	$2.75	$3.14
DILUTED EARNINGS PER SHARE
Before cumulative effect of changes in accounting principles	$2.36	$3.13	$3.21	$2.74	$3.13
Cumulative effect of changes in accounting principles	$0.02	$(0.11)	-	-	-
After cumulative effect of changes in accounting principles	$2.38	$3.02	$3.21	$2.74	$3.13
Cash dividends per common share	$2.24	$2.22	$2.20	$2.18	$2.14

Average common shares outstanding (millions)	221	213	212	212	223

CON EDISON OF NEW YORK

	For the Year Ended December 31
	2003	2002	2001	2000	1999

	(Millions of Dollars)
Operating revenues	$8,166	$7,224	$8,122	$8,001	$6,956
Purchased power	3,124	2,622	2,819	2,988	1,669
Fuel	358	232	351	322	430
Gas purchased for resale	715	472	666	491	352
Operating income	942	954	1,047	952	1,002
Net income for common stock	591	605	649	570	698
Total assets	17,764	16,837	15,347	15,405	14,602
Long-term debt	5,435	5,392	5,012	4,915	4,243
Preferred stock subject to mandatory redemption	-	-	37	37	37
Common shareholder's equity	5,482	4,890	4,666	4,480	4,394

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON, CON EDISON OF NEW YORK AND O&R)

This discussion and analysis relate to the consolidated financial statements of Consolidated Edison, Inc. (Con Edison), Consolidated Edison Company of New York, Inc. (Con Edison of New York) and Orange and Rockland Utilities, Inc. (O&R) and should be read in conjunction with the financial statements and the notes thereto. Con Edison of New York and O&R, which are regulated utilities, are subsidiaries of Con Edison and are referred to in this management's discussion and analysis of financial condition and results of operations (MD&A) as the "Utilities." The Utilities, together with Con Edison, are referred to in this MD&A as the "Companies."

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

CORPORATE OVERVIEW

Con Edison's principal business operations are those of the Utilities. Con Edison also has unregulated subsidiaries that compete in energy-related and telecommunications industries.

Certain financial data of Con Edison's subsidiaries is presented below:

	Twelve months ended December 31, 2003					At December 31, 2003
(Millions of Dollars)	Operating Revenues		Net Income			Assets

Con Edison of New York	$8,166	83%	$591		112%	$17,764		85%
O&R	727	7%	45		9%	1,269		6%

Total Utilities	8,893	90%	636		121%	19,033		91%

Con Edison Communications	19	-%	(108	)(b)	(20)%	35	(b)	-%
Con Edison Development	303	3%	(9	)(b)	(2)%	1,275	(b)	6%
Con Edison Energy	54	1%	1		-%	117		-%
Con Edison Solutions	578	6%	19		3%	127		1%
Other(a)	(20)	-%	(11)		(2)%	379		2%

Total Con Edison	$9,827	100%	$528		100%	$20,966		100%

(a)
Represents inter-company and parent company accounting.

(b)
Reflects impairment charges discussed below.

Con Edison's net income for common stock in 2003 was $528 million or $2.39 a share. Net income for common stock in 2002 and 2001 was $646 million or $3.03 a share and $682 million or $3.22 a share,

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON, CON EDISON OF
NEW YORK AND O&R) — CONTINUED

respectively. Included in 2003 net income for common stock were impairment charges for certain unregulated telecommunications and generating assets ($94 million after-tax or $0.43 per share) and the impact of a regulatory settlement ($5 million after-tax charge or $0.03 per share), partially offset by the cumulative effect of changes in accounting principles ($3 million after-tax gain or $0.02 per share). Included in the 2002 results was the cumulative effect of changes in accounting principles ($22 million after-tax charges or $0.11 per share).

For additional segment financial information, see Note O to the financial statements and "Results of Operations," below.

The Companies are each subject to certain material contingencies, including certain Utility environmental matters and Con Edison's legal proceedings relating to its October 1999 agreement to acquire Northeast Utilities. See "Application of Critical Accounting Policies—Accounting for Contingencies," below.

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

The Utilities are primarily "wires and pipes" energy delivery companies that are subject to extensive federal and state regulation. Pursuant to restructuring agreements, the Utilities have sold most of their electric generating capacity and provide their customers the opportunity to buy electricity and gas directly from other suppliers through the Utilities' retail access programs. The Utilities supply more than half of the energy delivered by them in their service areas and provide delivery service to their customers that buy energy from other suppliers. The Utilities purchase substantially all of the energy they supply to customers pursuant to firm contracts or through wholesale energy markets. In general, the Utilities recover on a current basis the fuel and purchased power costs they incur in supplying energy to their full-service customers, pursuant to approved rate plans.

Con Edison anticipates that the Utilities will provide substantially all of its earnings over the next few years. The Utilities' earnings will depend on various factors including demand for utility service and the Utilities' ability to charge rates for their services that reflect the costs of service, including a return on invested equity capital.

Demand for utility service is affected by weather, economic conditions and other factors. The Utilities have experienced increased customer demand in recent years. In June, July and August of 2002, both Con

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON, CON EDISON OF
NEW YORK AND O&R) — CONTINUED

Edison of New York and O&R set new three-month electric delivery records of more than 17 million and 1.7 million megawatt hours, respectively. In June 2003, Con Edison of New York and O&R each experienced a new record electric peak load for that month. The June peak was an all-time peak electric load for O&R. In January 2004, Con Edison of New York and O&R each experienced a new winter electricity peak load.

Because the energy delivery infrastructure must be adequate to meet demand in peak periods with a high level of reliability, the Utilities' capital investment plans reflect in great part actual growth in electric peak load adjusted to summer design weather conditions, as well as forecast growth in peak loads. On this basis, Con Edison of New York's weather-adjusted peak load in the summer of 2003 was 12,600 MW, 1.6 percent higher than the adjusted peak load in 2002. The forecast annual growth in the electric peak load over the next five years is 1.6 percent. The company anticipates an ongoing need for substantial capital investment in order to meet this load growth with the exceptionally high level of reliability that it currently provides (see "Capital Requirements," below).

The Utilities have rate plans approved by state utility regulators that cover the rates they can charge their customers. Con Edison of New York has an electric rate agreement (approved in November 2000) that ends March 2005 and gas and steam rate agreements (approved in April 2002 and November 2000, respectively) that end in September 2004. These agreements do not reflect all of the increased construction expenditures and related costs incurred and expected to be incurred to meet increasing customer demand and reliability needs that have been experienced since the date of those agreements (see "Capital Requirements," below). The company filed petitions in November 2003 to increase rates for gas and steam service effective October 2004 and expects to file a petition in April 2004 to increase rates for electric service effective April 2005. O&R has rate agreements for its electric and gas services in New York that extend through October 2006. The rate plans generally require the Utilities to share with customers earnings in excess of specified rates of return on equity. Changes in energy sales and delivery volumes are reflected in operating income (except to the extent that weather-normalization provisions apply to the gas businesses). Rates charged to customers, pursuant to these agreements, may not be changed during the respective terms of these agreements other than for recovery of energy costs and limited other exceptions. See "Regulatory Matters" below and "Recoverable Energy Costs" and "Rate and Restructuring Agreements" in Notes A and B, respectively, to the financial statements.

Accounting rules and regulations for public utilities include Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation," pursuant to which the economic effects of rate regulation are reflected in financial statements. See "Application of Critical Accounting Policies," below.

The respective collective bargaining agreements covering about two-thirds of each of the Utilities' employees expire in June 2004.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON, CON EDISON OF
NEW YORK AND O&R) — CONTINUED

Unregulated Businesses

Con Edison's unregulated subsidiaries participate in competitive businesses and are subject to different risks than the Utilities. In view of conditions affecting certain of its competitive activities, the company recognized impairment charges of $159 million ($94 million after-tax) for its unregulated telecommunications and generation businesses in the fourth quarter of 2003. See "Application of Critical Accounting Policies," below and Note H to the financial statements. At December 31, 2003, Con Edison's investment in its unregulated subsidiaries was $703 million and the unregulated subsidiaries' assets amounted to $1.6 billion, including $339 million related to Con Edison Development's Newington project. See Note T to the financial statements.

Consolidated Edison Solutions, Inc. (Con Edison Solutions) sells electricity and gas to delivery customers of Con Edison of New York, O&R and other utilities and also offers energy related services. As of December 31, 2003, the company served approximately 30,000 electric customers with an estimated aggregate peak load of 1,400 MW.

Consolidated Edison Development, Inc. (Con Edison Development) owns and operates generating plants and energy and other infrastructure projects. At December 31, 2003, the company owned interests of 1,668 MW of capacity in electric generating facilities of which 244 MW are sold under long-term purchase power agreements and the balance is sold on the wholesale electricity markets.

Consolidated Edison Energy, Inc. (Con Edison Energy) provides energy and capacity to Con Edison Solutions and others and markets the output of plants owned or operated by Con Edison Development. The company also provides risk management services to Con Edison Solutions and Con Edison Development and offers these services to others.

Con Edison Communications, LLC (Con Edison Communications) builds and operates fiber optic networks to provide telecommunications services. The company's properties (the capitalized cost of which at December 31, 2003 amounted to $30 million, net of the impairment charge discussed above and in Note H to the financial statements) include network facilities and nearly 400 miles of fiber optic cable that has been installed in the New York City metropolitan area primarily through Con Edison of New York's underground conduits and other rights of way. Con Edison is evaluating strategic alternatives for its telecommunications business.

Con Edison anticipates investing $59 million in its unregulated businesses over the next two years and will focus on maximizing the value of their existing assets. See "Capital Requirements" and "Capital Resources," below.

Results of Operations - Summary

Con Edison's earnings per share in 2003 were $2.39 ($2.38 on a diluted basis). Earnings per share in 2002 and 2001 were $3.03 ($3.02 on a diluted basis) and $3.22 ($3.21 on a diluted basis).

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON, CON EDISON OF
NEW YORK AND O&R) — CONTINUED

Earnings per share for 2003 and 2002, before the cumulative effect of changes in accounting principles of $3 million and $(22) million after tax, respectively, were $2.37 ($2.36 on a diluted basis) and $3.14 ($3.13 on a diluted basis), respectively.

Earnings for the years ended December 31, 2003, 2002 and 2001 were as follows:

(Millions of Dollars)	2003		2002		2001

Con Edison of New York	$591		$605		$649
O&R	45		45		40
Con Edison Communications	(108	)(b)	(22)		(12)
Con Edison Development	(9	)(c)	(4	)(d)	21
Con Edison Energy	1		2	(e)	5
Con Edison Solutions	19		22		(2)
Other(a)	(11)		(2)		(19)

CON EDISON	$528		$646		$682

(a)
Represents inter-company and parent company accounting including interest expense on debt, non-operating income tax expense and goodwill amortization in 2001. See Note L to the financial statements.

(b)
Includes a charge for the impairment of unregulated telecommunications assets in accordance with SFAS No. 144 totaling $84 million after tax. See Note H to the financial statements.

(c)
Includes a charge for the impairment of two unregulated generating assets totaling $10 million after tax. In addition, a benefit for the cumulative effect of changes in accounting principles for mark-to-market gains related to power sales contracts at certain generating plants, partially offset by the impact of the financial statement consolidation of the Newington plant totaling $3 million after tax. See Note H to the financial statements.

(d)
Includes a charge for the cumulative effect of a change in accounting principle for goodwill impairment of certain unregulated generating assets totaling $20 million after tax. See Note L to the financial statements.

(e)
Includes a charge for the cumulative effect of a change in accounting principle for the rescission of Emerging Issues Task Force (EITF) Issue No. 98-10 totaling $2 million after-tax. See Note P to the financial statements.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON, CON EDISON OF
NEW YORK AND O&R) — CONTINUED

Con Edison's earnings in 2003 were $118 million lower than in 2002, reflecting the following factors (after tax, in millions):

Con Edison of New York:
Impact of weather in 2003 on net revenues versus 2002 (estimated)	$(6)
Sales, normalized for weather (estimated)	34
Lower operating organizational expense	25
Regulatory accounting/amortizations	14
Reduced net credit for pensions & other postretirement benefits	(54)
Higher depreciation and property tax expense	(27)
Settlement regarding nuclear generating unit sold in 2001	(5)
Regional power outage (estimated)	(6)
Lower sales and use tax	7
Other	4

Total Con Edison of New York	(14)
O&R	-
Unregulated subsidiaries including parent company	(34)
Unregulated telecommunications asset impairment	(84)
Unregulated generating asset impairments	(10)
Cumulative effect of changes in accounting principles	25
Other	(1)

TOTAL	$(118)

Con Edison's earnings in 2002 were $36 million lower than in 2001, reflecting the following factors (after tax, in millions):

Con Edison of New York:
Lower operation and maintenance expenses (excluding nuclear operations)	$22
Impact of weather in 2002 on net revenues versus 2001 (estimated)	18
Reserve for electric excess earnings	(26)
Amortization of divestiture gain in 2001	(25)
Reduction in gas base rates and lower non-firm gas sales	(21)
Economic conditions (estimated)	(8)
Other	(4)

Total Con Edison of New York	(44)
O&R	5
Unregulated subsidiaries including parent company	14
Cessation of goodwill amortization	11
Cumulative effect of changes in accounting principles	(22)

Total	$(36)

See "Results of Operations" below for further discussion and analysis of results of operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON, CON EDISON OF
NEW YORK AND O&R) — CONTINUED

APPLICATION OF CRITICAL ACCOUNTING POLICIES

The Companies' financial statements reflect the application of their accounting policies, which conform to accounting principles generally accepted in the United States of America. The Companies' critical accounting policies include industry-specific accounting applicable to regulated public utilities and accounting for pensions and other postretirement benefits, contingencies, long-lived assets, derivative instruments, goodwill and leases.

The critical accounting policies are as follows:

Accounting for Regulated Public Utilities—SFAS No. 71

The Utilities are subject to SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation," and, in accordance with SFAS No. 71, are subject to the accounting requirements of the Federal Energy Regulatory Commission (FERC) and state public utility regulatory authorities having jurisdiction.

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

The Utilities' principal regulatory assets and liabilities are detailed in Note B to the financial statements. The Utilities are each receiving or being credited with a return on all regulatory assets for which a cash outflow has been made. The Utilities are each paying or being charged with a return on all regulatory liabilities for which a cash inflow has been received. The regulatory assets and liabilities will be recovered from customers, or applied for customer benefit, in accordance with rate provisions approved by the applicable public utility regulatory commission.

Accounting for Pensions and Other Postretirement Benefits

The Utilities provide pensions and other postretirement benefits to substantially all of their employees and retirees. Con Edison's unregulated subsidiaries also provide such benefits to certain of their employees. The Companies account for these benefits in accordance with SFAS No. 87, "Employers' Accounting for Pensions" and SFAS No. 106, "Employers' Accounting for Postretirement Benefits other than Pensions." In applying these accounting policies, the Companies have made critical estimates related to actuarial assumptions, including assumptions of expected returns on plan assets, future compensation, health care cost trends and appropriate discount rates. See Notes E and F to the financial statements for information about these assumptions, actual performance, amortization of investment and other actuarial gains and losses and calculated plan costs for 2003, 2002 and 2001.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON, CON EDISON OF
NEW YORK AND O&R) — CONTINUED

Primarily because of the amortization of previous years' net investment gains, Con Edison of New York's pension expense for 2003, 2002 and 2001 was negative, resulting in a credit to and increase in net income in each year. Investment gains and losses on plan assets are fully recognized in expense over a 15-year period (20 percent of the gains and losses for each year begin to amortize in each of the following five years and the amortization period for each 20 percent portion of the gains and losses is ten years). This amortization is in accordance with the Statement of Policy issued by the New York Public Service Commission (PSC) and is permitted under SFAS No. 87.

The cost of pension and other postretirement benefits in future periods will depend on actual returns on plan assets and assumptions for future periods. Con Edison's current estimate for 2004 is a reduction, compared with 2003, in the pension and other postretirement benefits net credit of $19 million after tax for Con Edison of New York and an increase, compared to 2003, in pension and other postretirement benefits expense of $1 million for O&R. This reduction reflects, among other factors, the amortization of prior period actuarial losses associated with declines in the market value of assets in recent years, partially offset by the amortization of a gain on plan assets in 2003 and by the estimated impact in 2004 of recently enacted Medicare legislation (reduction in other postretirement benefit costs of $10 million after tax, including $9 million for Con Edison of New York and $1 million for O&R).

Amortization of market gains and losses experienced in previous years is expected to reduce Con Edison of New York's pension and other post retirement benefit net credit by an additional $25 million, after tax, in 2005. A 5.0 percentage point variation in the actual annual return in 2004 as compared with the expected annual asset return of 8.8 percent would change net income for Con Edison and Con Edison of New York by approximately $5 million in 2005, assuming no change in regulatory treatment.

In accordance with SFAS No. 71 and consistent with rate provisions approved by the PSC, O&R defers as a regulatory asset any difference between expenses recognized under SFAS No. 87 and the amounts reflected in rates for such expenses. Con Edison of New York's pending petitions for gas and steam rate increases include, and the company anticipates that its petition for an electric rate increase will include, a proposal for deferred accounting treatment of such expenses. See "Regulatory Matters", below.

Pension benefits are provided through a pension plan maintained by Con Edison to which Con Edison of New York, O&R and the unregulated subsidiaries make contributions for their participating employees. Pension accounting by the Utilities includes an allocation of plan assets. An actuarial valuation of the plan's funded status as of December 31, 2003, showed that the fair value of the plan's assets exceeded, by $712 million, the plan's accumulated benefit obligation (ABO) at that date. However, the fair market value of the plan assets could fall below the plan's ABO in future years. In that event, each of the Utilities would be required, under SFAS No. 87, to accrue a liability equal in amount to the difference between its share of the fair value of the plan assets and its portion of the ABO, plus, in the case of Con Edison of

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON, CON EDISON OF
NEW YORK AND O&R) — CONTINUED

New York, its total prepaid pension costs, through a non-cash charge to other comprehensive income (OCI). The charge to OCI, which would be net of taxes, would not affect net income for common stock.

The Companies were not required to make cash contributions to their pension plans in 2003 under funding regulations and tax laws. O&R made a discretionary contribution of $18 million to the plan in 2003. In 2004, O&R and Con Edison's unregulated subsidiaries expect to make discretionary contributions of $22 million and $2 million, respectively. The Companies' policy is to fund its accounting cost to the extent it is tax deductible.

Accounting for Contingencies

SFAS No. 5, "Accounting for Contingencies," applies to an existing condition, situation or set of circumstances involving uncertainty as to possible loss that will ultimately be resolved when one or more future events occur or fail to occur. Known material contingencies include the Utilities' responsibility for hazardous substances, such as asbestos, polychlorinated biphenyls (PCBs) and coal tar that have been used or generated in the course of operations, workers' compensation claims and Con Edison's legal proceedings relating to its October 1999 merger agreement with Northeast Utilities. See Notes G, K, Q, R, S, T and W to the financial statements. In accordance with SFAS No. 5, the Companies have accrued estimates of losses relating to the contingencies as to which loss is probable and can be reasonably estimated and no liability has been accrued for contingencies as to which loss is not probable or cannot be reasonably estimated.

Accounting for Long-Lived Assets

SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" requires that certain long-lived assets must be tested for recoverability whenever events or changes in circumstances indicate their carrying amounts may not be recoverable. The carrying amount of a long-lived asset is deemed not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Under SFAS No. 144 an impairment loss is recognized if the carrying amount is not recoverable from such cash flows, and exceeds its fair value, which approximates market value.

The adverse market conditions affecting Con Edison's unregulated telecommunications and generation businesses led to the testing of their assets for impairment in 2003. A critical element of this test is the forecast of future undiscounted cash flows to be generated from the long-lived assets. Forecast of these cash flows requires complex judgments about future operations, which are particularly difficult to make with respect to evolving industries such as the energy-related and telecommunications businesses. Under SFAS No. 144, if alternative courses of action are under consideration or if a range is estimated for the amount of possible future cash flows, the probability of those possible outcomes must be weighted. As a result of the tests performed in 2003, Con Edison recognized impairment charges of $159 million

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON, CON EDISON OF
NEW YORK AND O&R) — CONTINUED

($94 million after-tax) for the assets of its unregulated telecommunications and generation businesses. See Note H to the financial statements.

Accounting for Derivative Instruments

The Companies apply SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, and other related accounting pronouncements to their derivative financial instruments. The Companies use derivative financial instruments to hedge market price fluctuations in related underlying transactions for the physical purchase and sale of electricity and gas and interest rate risk on certain debt securities. See "Financial and Commodity Market Risks" below and Note P to the financial statements.

Accounting for Goodwill

Con Edison adopted SFAS No. 142, "Goodwill and Other Intangible Assets" on January 1, 2002. In accordance with this standard, Con Edison ceased amortizing goodwill and began testing remaining goodwill balances for impairment on an annual basis. Con Edison completed initial goodwill impairment tests and recorded a loss of $34.1 million ($20.2 million after tax) as of January 1, 2002, relating to certain generation assets owned by an unregulated subsidiary. The unamortized goodwill of $405.8 million, relating to the acquisition of O&R, was tested for impairment and determined not to be impaired. See Note L to the financial statements.

In determining whether or not its goodwill is impaired, Con Edison is required to make certain estimates and assumptions that could affect the results of the goodwill impairment test. Actual results could differ from the estimates used.

Accounting for Leases

The Companies apply SFAS No. 13, "Accounting for Leases" and other related accounting pronouncements to their leasing transactions. See Notes K and T to the financial statements.

LIQUIDITY AND CAPITAL RESOURCES

The Companies' liquidity reflects cash flows from operating, investing and financing activities, as shown on their respective consolidated statement of cash flows and as discussed below.

The principal factors affecting Con Edison's liquidity at the holding company level are its investments in the Utilities, the dividends it pays to its shareholders and the dividends it receives from the Utilities. In addition, in 2003 Con Edison issued 11.9 million shares of common stock for $431 million ($381 million of which it invested in Con Edison of New York) and $200 million of five-year debt. In 2002, the company issued $325 million of 40-year debt (most of which it invested in its unregulated subsidiaries).

The principal factors affecting the Utilities' liquidity are the cash flow generated from operations, construction expenditures and maturities of their debt securities. In addition, Con Edison of New York in 2003 received a $381 million capital contribution from Con Edison; in 2002 and 2001 issued $225 million and $95 million, respectively, of additional debt net of redemptions; and in 2001 received

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON, CON EDISON OF
NEW YORK AND O&R) — CONTINUED

net proceeds of $597 million from the sale of generating assets, net of a contribution to its nuclear decommissioning trust (see Note J to the financial statements). Also, since 2001, Con Edison of New York has incurred substantial, primarily capital, costs in connection with the attack on the World Trade Center and the subsequent restoration of lower Manhattan and to date has received reimbursement of such costs of $29 million from the federal government (see Note R to the financial statements). In 2003, O&R redeemed $35 million of debt at maturity with commercial paper.

The Companies each believes that it will be able to meet its reasonably likely short-term and long-term cash requirements, assuming that the Utilities' rate plans reflect their costs of service, including a return on invested capital. See "Regulatory Matters," below and "Application of Critical Accounting Policies—Accounting for Contingencies," above.

Changes in the Companies' cash and temporary cash investments resulting from operating, investing and financing activities for the years ended December 31, 2003, 2002 and 2001 are summarized as follows:

CON EDISON

(Millions of Dollars)	2003	2002	Variance 2003 vs. 2002	2001	Variance 2002 vs. 2001

Operating activities	$1,319	$1,522	$(203)	$1,587	$(65)
Investing activities	(1,527)	(1,634)	107	(941)	(693)
Financing activities	143	(115)	258	(382)	267

Net change for the period	(65)	(227)	162	264	(491)

Balance at beginning of period	132	359	(227)	95	264

Balance at end of period (including restricted cash)	$67	$132	$(65)	$359	$(227)

CON EDISON OF NEW YORK

(Millions of Dollars)	2003	2002	Variance 2003 vs. 2002	2001	Variance 2002 vs. 2001

Operating activities	$1,169	$1,310	$(141)	$1,306	$4
Investing activities	(1,337)	(1,273)	(64)	(569)	(704)
Financing activities	113	(214)	327	(542)	328

Net change for the period	(55)	(177)	122	195	(372)

Balance at beginning of period	88	265	(177)	70	195

Balance at end of period (including restricted cash)	$33	$88	$(55)	$265	$(177)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON, CON EDISON OF
NEW YORK AND O&R) — CONTINUED

O&R

(Millions of Dollars)	2003	2002	Variance 2003 vs. 2002	2001	Variance 2002 vs. 2001

Operating activities	$128	$104	$24	$107	$(3)
Investing activities	(71)	(60)	(11)	(61)	1
Financing activities	(49)	(44)	(5)	(52)	8

Net change for the period	8	-	8	(6)	6

Balance at beginning of period	2	2	-	8	(6)

Balance at end of period (including restricted cash)	$10	$2	$8	$2	$-

Cash Flows from Operating Activities

The Utilities' cash flows from operating activities reflect principally their energy sales and deliveries and cost of operations. The volume of energy sales and deliveries is dependent primarily on factors external to the Utilities, such as weather and economic conditions. The prices at which the Utilities provide energy to their customers are determined in accordance with rate plans approved by the state public utility regulatory authority having jurisdiction—the PSC, the New Jersey Board of Public Utilities (NJBPU) and the Pennsylvania Public Utility Commission (PPUC). See "Regulatory Matters" below. In general, changes in the Utilities' cost of purchased power, fuel and gas may affect the timing of cash flows but not net income because the costs are recovered in accordance with rate plans. See "Recoverable Energy Costs" in Note A to the financial statements.

Net income for common stock is the result of cash and non-cash (or accrual) transactions. Only cash transactions affect the Companies' cash flows from operating activities. Principal non-cash charges include depreciation and deferred taxes, and for Con Edison in 2003, impairment charges. For Con Edison of New York, principal non-cash credits include prepaid pension costs. Pension credits result from past favorable performance in Con Edison of New York's pension fund and assumptions about future performance. See "Application of Critical Accounting Policies—Accounting for Pensions and Other Postretirement Benefits" and Notes E and F to the financial statements.

Net cash flows from operating activities in 2003 for Con Edison and Con Edison of New York were $203 million and $141 million lower than 2002, respectively. This decrease reflects lower net income at Con Edison of New York (due to a certain extent to costs not reflected in current rates) and for Con Edison (due to greater losses at the unregulated subsidiaries). This decrease also reflects Con Edison of New York's increase in the value of gas in storage (reflecting both higher unit costs and higher volumes) and a higher level of accrued construction commitments at year-end 2002 that were paid for in 2003. This decrease was partially offset by an increase in deferred income tax expense.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON, CON EDISON OF
NEW YORK AND O&R) — CONTINUED

Net cash flows from operating activities in 2003 for O&R were $24 million higher than in 2002 due primarily to increased deferred income tax expense, partially offset by the increased value of gas in storage (resulting from higher unit costs and volumes).

Net cash flows from operating activities in 2002 for Con Edison were $65 million lower than in 2001. This decrease was due principally to higher energy costs and sales at the Utilities in December 2002 as compared with December 2001, resulting in increased customer accounts receivable and recoverable energy costs, offset in part by increased accounts payable balances. The net benefit to cash flows from these activities in 2001 was greater than the benefit in 2002 because high energy costs at year-end 2000 were collected in 2001 and energy purchases at year-end 2001 were lower than the prior year. The change in cash flows also reflects the timing of federal income tax payments and refunds for the Utilities and net cash received related to regulatory liabilities, such as transmission congestion contracts, offset by increased cash expended related to regulatory assets.

Net cash flows from operating activities in 2002 for Con Edison of New York were $4 million higher than in 2001. The change in cash flows reflects the aforementioned impact of the timing of energy sales and cost recovery, the timing of federal income tax payments and refunds, and cash received or expended related to regulatory liabilities and regulatory assets, respectively.

Cash Flows Used in Investing Activities

Net cash flows used in investing activities for Con Edison were $107 million lower in 2003 than in 2002, due primarily to lower construction expenditures by its unregulated subsidiaries, partially offset by increased construction expenditures by the Utilities. Cash flows used in investing activities were $64 million and $11 million higher in 2003 than in 2002 for Con Edison of New York and O&R, respectively, due primarily to increased construction expenditures.

Net cash flows used in investing activities for Con Edison and Con Edison of New York were $693 million and $704 million higher in 2002 compared with 2001, respectively, due primarily to the receipt in 2001 of net proceeds from generation divestiture. See Note J to the financial statements. In addition, Con Edison of New York construction expenditures increased in 2002 compared with 2001, principally to meet load growth on the company's electric distribution system, to effect permanent restoration of portions of the electric, gas and steam systems in lower Manhattan following the World Trade Center attack and for the ongoing project to add incremental generating capacity at Con Edison of New York's East River steam-electric generating plant (the East River Repowering Project).

Deferred real estate sale costs related to the demolition and remediation of a nine-acre development site in midtown Manhattan along the East River were $134 million at December 31, 2002, compared with $105 million at December 31, 2001. In 2000, Con Edison of New York agreed to sell this site for an expected price of $576 million to $680 million, depending on zoning and other adjustments. The sale is subject to PSC approval and other conditions. The buyer paid Con Edison of New York $50 million in

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON, CON EDISON OF
NEW YORK AND O&R) — CONTINUED

2000 as a down payment, which Con Edison used to fund a portion of the demolition and remediation expenses. The down payment has been recorded as a regulatory liability.

Net cash flows used in investing activities for O&R were $1 million lower in 2002 than in 2001.

Cash Flows from/(used in) Financing Activities

Net cash flows from financing activities in 2003 for Con Edison and Con Edison of New York increased $258 million and $327 million, respectively in 2003 compared with 2002.

Con Edison's cash flows from financing activities for the year ended December 31, 2003, reflect the issuance of 9.6 million Con Edison common shares (resulting in proceeds of $381 million, which was invested by Con Edison in Con Edison of New York) and $200 million of Con Edison's 3.625 percent 5-year Series 2003A Debentures (most of which was invested in the unregulated subsidiaries). Cash flows from financing activities in 2002 reflect the issuance of $325 million of Con Edison's 7.25 percent 40-year Series 2002A Debentures (the proceeds of which were used to repay commercial paper). Cash flows from financing activities in both 2003 and 2002 also reflect the issuance of Con Edison common shares through its dividend reinvestment and employee stock plans (2003: 2.3 million shares for $50 million; 2002: 1.7 million shares for $25 million). In addition, common stock dividends paid in 2003 and 2002 were reduced by $46 million and $44 million, respectively, to reflect the amount of dividends reinvested in Con Edison common shares through the dividend reinvestment and employee stock plans.

Net cash flows used in financing activities for Con Edison and Con Edison of New York decreased $267 million and $328 million in 2002 compared with 2001, respectively. This decrease reflects principally increased debt financing for construction expenditures at Con Edison of New York and a reduction in the dividends paid by Con Edison of New York to Con Edison. In addition, in September 2001, Con Edison of New York used the proceeds from the sale of its nuclear plant to repay outstanding short-term borrowing.

Net cash flows used in financing activities for O&R were $8 million lower in 2002 than 2001, due primarily to the retirement of short-term debt in excess of proceeds from issuances.

Net cash flows from financing activities during the years ending December 31, 2003, 2002 and 2001 also reflect Con Edison of New York's (unless otherwise noted) refunding and issuance of long-term debt and preferred stock as follows:

2003

  •
  Redeemed in advance of maturity $275 million 7.75 percent 35-year Series 1996A, Subordinated Deferrable Interest Debentures using cash held for that purpose at December 31, 2002;

  •
  Redeemed at maturity $150 million of 6.375 percent 10-year Series 1993D Debentures and issued $175 million 5.875 percent 30-year Series 2003A Debentures;

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON, CON EDISON OF
NEW YORK AND O&R) — CONTINUED

  •
  Redeemed $380 million 7.5 percent 30-year Series 1993G Debentures using the net proceeds from the issuance of $200 million 3.85 percent 10-year Series 2003B Debentures and $200 million 5.10 percent 30-year Series 2003C Debentures;

  •
  O&R redeemed at maturity its $35 million 6.56 percent 10-year Series 1993D Debentures using proceeds from the issuance of commercial paper.

2002

  •
  Redeemed at maturity $150 million 6.625 percent 9-year Series 1993C;

  •
  Redeemed at maturity $150 million variable-rate 5-year Series 1997A and issued $300 million of 5.625 percent 10-year Series 2002A Debentures;

  •
  Redeemed at maturity $37 million of Cumulative Preferred Stock $100 par value 6.125 percent Series J;

  •
  Issued $500 million of 4.875 percent 10-year Series 2002B Debentures.

2001

  •
  Redeemed at maturity $150 million 6.5 percent 10-year Series 1993B;

  •
  Issued $400 million 7.5 percent 40-year Series 2001A;

  •
  Issued $225 million variable rate 35-year tax-exempt debt Series 2001A through the New York State Energy Research and Development Authority (NYSERDA) and redeemed in advance of maturity $128 million 7.5 percent 25-year Series 1991A and $100 million 6.75 percent 25-year Series 1992A NYSERDA bonds;

  •
  Issued $98 million variable rate 35-year tax-exempt debt through NYSERDA and redeemed in advance of maturity $100 million 6.375 percent 25-year Series 1992B NYSERDA bonds;

  •
  Redeemed at maturity $150 million variable rate 5-year Series 1996B.

In 2002, Con Edison of New York changed the interest rate method applicable to $224.6 million aggregate principal amount of its tax-exempt Facilities Revenue Bonds, Series 2001A from a variable weekly rate mode to a 10-year term mode, callable at par after three years with a 4.7 percent annual interest rate. In addition, Con Edison of New York entered into a swap agreement in connection with these bonds pursuant to which the company pays interest at a variable rate equal to the three-month LIBOR and is paid interest at a fixed rate of 5.375 percent. See Note P to the financial statements.

Cash flows from financing activities of the Companies also reflect commercial paper issuance (included on the consolidated balance sheets as "Notes payable"). The commercial paper amounts outstanding at

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON, CON EDISON OF
NEW YORK AND O&R) — CONTINUED

December 31, 2003, 2002 and 2001 and the average daily balance for 2003, 2002 and 2001 for Con Edison, Con Edison of New York and O&R were as follows:

	2003		2002		2001

(Millions of Dollars, except Weighted Average Yield)	Outstanding at December 31	Daily average	Outstanding at December 31	Daily average	Outstanding at December 31	Daily average

Con Edison	$156	$326	$151	$256	$176	$242
Con Edison of New York	$99	$179	$-	$157	-	$164
O&R	$15	$33	$1	$1	$17	$28
Weighted average yield	1.0%	1.2%	1.2%	1.7%	2.0%	4.6%

External borrowings are a source of liquidity that could be affected by changes in credit ratings, financial performance and capital markets. For information about the Companies' credit rating and certain financial ratios, see "Capital Resources," below.

In January 2004, Con Edison of New York issued $245.3 million of its variable rate, tax-exempt Facilities Revenue Bonds, Series 2004A and B, the proceeds of which are being used to redeem in advance of maturity its fixed rate, tax-exempt Facilities Revenue Bonds, Series 1993A, B and C.

In February 2004, Con Edison of New York issued $200 million of 4.7 percent 10-year Series 2004A Debentures and $200 million of 5.7 percent 30-year Series 2004B Debentures, the proceeds of which were used to redeem in advance of maturity the company's $150 million 7.125 percent Series 1994A Debentures and for general corporate purposes.

Changes in Assets and Liabilities

The following table shows changes in assets and liabilities at December 31, 2003, compared with December 31, 2002, that have impacted the Companies' consolidated statements of cash flows. The changes in these balances are utilized to reconcile income to cash flow from operations. With respect to regulatory liabilities, see Note B to the financial statements.

(Millions of Dollars)	Con Edison 2003 vs. 2002 Variance	Con Edison of New York 2003 vs. 2002 Variance	O&R 2003 vs. 2002 Variance

Accounts receivable—customers, less allowance for uncollectible accounts	$107	$90	$3
Gas in storage	69	52	13
Prepaid pension costs	233	233	-
Accounts payable	(20)	(30)	11
Superfund and other environmental liabilities	50	45	5
Deferred income taxes—liability	391	333	44
Regulatory liabilities—transmission congestion contracts	159	159	-

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON, CON EDISON OF
NEW YORK AND O&R) — CONTINUED

Accounts receivable—customers, less allowance for uncollectible accounts increased due primarily to higher electric and gas sales revenue for the Utilities and higher electric purchased power and gas unit costs (which are recoverable from customers) for Con Edison of New York during December 2003 compared with December 2002. Energy sales and purchased power costs are discussed below under "Results of Operations."

Gas in storage increased at December 31, 2003 as compared with year-end 2002 due primarily to higher unit costs and volumes of gas in storage at December 31, 2003 as compared with year-end 2002.

Prepaid pension costs for Con Edison and Con Edison of New York increased at December 31, 2003 as compared with year-end 2002 due to the recognition of the current period's pension credits.

Accounts payable for Con Edison and Con Edison of New York decreased at December 31, 2003 as compared with year-end 2002 due primarily to a higher level of accrued construction commitments at year-end 2002. This decrease was offset in part by increased electric purchased power costs for Con Edison of New York at December 31, 2003 as compared with year-end 2002, reflecting higher unit costs.

Superfund and other environmental liabilities for the Companies increased at December 31, 2003 as compared with year-end 2002 reflecting increased estimates for investigation, removal and remediation costs.

Deferred income taxes—liability increased at December 31, 2003 as compared with year-end 2002 due primarily to accelerating tax deductions for capitalized indirect costs.

Transmission congestion contracts (See "Regulatory Assets and Liabilities" in Note B to the financial statements) increased at December 31, 2003 compared with year-end 2002 reflecting proceeds from the sale through the New York Independent System Operator (NYISO) of transmission rights on Con Edison of New York's transmission system. These proceeds are being retained for customer benefit.

Capital Resources

Con Edison is a holding company that operates only through its subsidiaries and has no material assets other than its interests in its subsidiaries. Con Edison expects to finance its capital requirements primarily from dividends it receives from its subsidiaries and through the sale of securities, including commercial paper. In addition, Con Edison's ability to make payments on its external borrowings and dividends on its common shares is dependent on its receipt of dividends from its subsidiaries or proceeds from the sale of its securities or its interests in its subsidiaries.

For information about restrictions on the payment of dividends by the Utilities and significant debt covenants, see Note C to the financial statements.

For information on the Companies' commercial paper program and revolving credit agreements with banks, see Note D to the financial statements.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON, CON EDISON OF
NEW YORK AND O&R) — CONTINUED

The Utilities expect to finance their operations, capital requirements and payment of dividends to Con Edison from internally generated funds and external borrowings.

In December 2001, the PSC authorized the Utilities to issue up to $1.95 billion of debt securities prior to 2006, of which Con Edison of New York issued $195 million and $525 million of debt securities in 2003 and 2002, respectively. In addition, the PSC authorized the refunding of the Utilities' outstanding debt securities and preferred stock.

Con Edison's unregulated subsidiaries have financed their operations and capital requirements primarily with capital contributions from Con Edison, internally generated funds and external borrowings. See Note T to the financial statements.

In August 2002, Congress appropriated funds for which Con Edison of New York is eligible to apply, to recover costs it incurred in connection with the World Trade Center attack. In accordance with procedural guidelines for disbursement of the federal funds, Con Edison of New York submitted its initial application for funds in October 2003 and received the first installment of $29 million on October 31, 2003. The Company will submit additional applications when appropriate. See Note R to the financial statements.

For each of the Companies, the ratio of earnings to fixed charges (Securities and Exchange Commission basis) for the years ended December 31, 2003, 2002, 2001, 2000 and 1999 was:

	Earnings to Fixed Charges
	2003	2002	2001	2000	1999

Con Edison	2.7	3.1	3.3	3.0	3.8
Con Edison of New York	3.4	3.4	3.7	3.2	4.2
O&R	4.4	3.3	3.5	3.4	2.5

For each of the Companies, the common equity ratio at December 31, 2003, 2002 and 2001 was:

	As of December 31,
	2003	2002	2001

Con Edison	48.0	48.1	49.8
Con Edison of New York	49.3	46.6	47.2
O&R	55.1	53.6	50.0

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON, CON EDISON OF
NEW YORK AND O&R) — CONTINUED

Capital Requirements

The following table compares the Companies' capital requirements for the years 2001 through 2003 and estimated amounts for 2004 and 2005.

(Millions of Dollars)	2001	2002	2003	2004	2005

Regulated utility construction expenditures
Con Edison of New York	$984	$1,082	$1,167	$1,060	$1,362
O&R	59	58	71	83	81

Total regulated construction expenditures	$1,043	$1,140	$1,238	$1,143	$1,443
Unregulated subsidiaries construction expenditures	154	282	105	30	29

Sub-total	1,197	1,422	1,343	1,173	1,472

Retirement of long-term securities at maturity
Con Edison of New York	628	337	805	150	450
O&R	—	—	35	—	—
Unregulated subsidiaries	10	11	16	16	17

Total retirement of long-term securities at maturity	638	348	856	166	467

Total	$1,835	$1,770	$2,200	$1,339	$1,939

Con Edison of New York's utility construction expenditures in 2003 and 2004 reflect programs to meet electric load growth and reliability needs, gas infrastructure expenditures, the East River Repowering Project and expenditures for permanent electric, gas and steam system restoration following the World Trade Center attack (see Note R to the financial statements). The increase for 2005 reflects an anticipated higher level of expenditures for electric substations and ongoing improvements and reinforcements of the electric distribution system.

The unregulated subsidiaries' construction expenditures declined in 2003 and are expected to continue to decline, consistent with there being no major construction or acquisition expected for those businesses. At December 31, 2003 and 2002, Con Edison's investment balance in these subsidiaries, on an unconsolidated basis, was $703 million and $790 million, respectively.

Contractual Obligations

The following tables summarize the Companies' material obligations at December 31, 2003, to make payments pursuant to contracts. Long-term debt, capital lease obligations and other long-term liabilities are included on their balance sheets. Operating leases and non-utility generator (NUG) contracts (for

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON, CON EDISON OF
NEW YORK AND O&R) — CONTINUED

which undiscounted future annual payments are shown) are disclosed in the notes to the financial statements.

	Payments Due by Period
(Millions of Dollars)

Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Long-term debt (Note C)
Con Edison of New York	$5,609	$150	$450	$610	$4,399
O&R	302	—	—	20	282
Unregulated subsidiaries and parent	1,012	16	37	245	714

Total Long-term debt	$6,923	$166	$487	$875	$5,395

Capital lease obligations (Note K)
Con Edison of New York	$65	$8	$14	$15	$28
Unregulated subsidiaries	6	6	—	—	—

Total Capital lease obligations	$71	$14	$14	$15	$28

Operating leases (Notes K and T)
Con Edison of New York	$82	$40	$13	$10	$19
O&R	28	3	4	4	17
Unregulated subsidiaries	48	8	14	16	10

Total operating leases	$158	$51	$31	$30	$46

Purchase obligations:
Non-utility generator contracts—Utilities (Note I)
Con Edison of New York	$8,112	$530	$1,065	$1,171	$5,346
O&R	105	57	48	—	—

Total non-utility generator contracts	$8,217	$587	$1,113	$1,171	$5,346

Natural gas supply, transportation, and storage contracts—Utilities
Con Edison of New York	$298	$101	$87	$61	$49
O&R	122	41	36	25	20

Total natural gas supply, transportation and storage contracts	$420	$142	$123	$86	$69

Other purchase obligations(a)
Con Edison of New York	$1,136	$228	$455	$453	$—
O&R	80	17	32	31	—

Total other purchase obligations	$1,216	$245	$487	$484	$—

Unregulated subsidiary commodity and service agreements(b)	$661	$254	$173	$42	$192

Total	$17,666	$1,459	$2,428	$2,703	$11,076

(a)
Other purchase obligations for the Utilities exclude amounts included in other contractual obligations shown on the table. Amounts shown for purchase obligations were derived from the Utilities' purchasing systems as the difference between the amounts authorized and the amounts paid (or vouchered to be paid) for each obligation. For most of its other purchase obligations, the Utilities are committed to purchase less than the amount authorized, typically a 10 percent commitment. These other purchase obligations reflect capital and operations and maintenance costs entered into by the Utilities in running their day to day operations. Payments of the other purchase obligations are assumed to be made ratably over the terms of the obligations.

(b)
Represents commitments to purchase electric energy and capacity, natural gas and natural gas pipeline capacity and operation and maintenance generation service agreements entered into by Con Edison's unregulated subsidiaries.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON, CON EDISON OF
NEW YORK AND O&R) — CONTINUED

The Companies' commitments to make payments in addition to these contractual commitments are their other liabilities reflected in their balance sheets and Con Edison's guarantees of certain obligations of its subsidiaries. See Notes S and T to the financial statements.

Electric Power Requirements

In 2003, the Utilities purchased substantially all of the energy they sold to customers pursuant to firm contracts with NUGs and others and through the NYISO's wholesale electricity market. Con Edison expects that these resources will again be adequate to meet the requirements of its customers in 2004.

In general, the Utilities recover prudently incurred purchase power costs pursuant to rate provisions approved by the state public utility regulatory authority having jurisdiction. See "Financial and Commodity Market Risks—Commodity Price Risk" below and "Recoverable Energy Costs" in Note A to the financial statements. From time to time certain parties have petitioned the PSC to review these provisions, the elimination of which could have a material adverse effect on the Companies' financial position, results of operations or liquidity.

To reduce the volatility of electric energy costs, the Utilities have firm contracts to purchase electric energy (including the output of the nuclear generating unit divested in 2001) and have entered into derivative transactions to hedge the costs of expected purchases, which together cover a substantial portion of the electric energy expected to be sold to customers in the summer of 2004. See Notes I and P to the financial statements. O&R's New Jersey subsidiary entered into firm contracts to purchase electric energy for a substantial portion of the electric energy expected to be sold to its customers in 2004. Con Edison of New York also owns approximately 630 MW of generating stations associated primarily with its steam system, located in New York City, the electricity output of which it sells through the NYISO's wholesale electricity market.

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

Con Edison's unregulated subsidiaries sell electricity in the wholesale and retail NYISO and other markets. At December 31, 2003, Con Edison Development's interests in electric generating facilities amounted to 1,668 MW. Con Edison Energy sells the electricity from these generating facilities under

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON, CON EDISON OF
NEW YORK AND O&R) — CONTINUED

contract or on the wholesale electricity markets. See "Financial and Commodity Market Risks—Commodity Price Risk," below.

REGULATORY MATTERS

For additional information about the electric, gas and steam agreements discussed below, see "Rate and Restructuring Agreements" in Note B to the financial statements.

Electric

In July 2002, FERC issued a Notice of Proposed Rulemaking (NOPR) to establish a Standard Market Design (SMD) for wholesale electricity markets across the country. The proposed SMD has many of the elements of the markets that have been established in the Northeast, and if adopted, could facilitate transactions among energy markets across the country. After receiving over 1,000 comments on the proposals contained in its SMD NOPR, the FERC issued its Wholesale Market Platform "White Paper" on April 28, 2003. The White Paper built on the existing rules contained in Order 2000. Key among the attributes discussed in the White Paper are flexibility on the scope and configuration to allow for both Independent System Operators (ISOs) and Regional Transmission Organizations (RTOs); the need for a regional planning process; the need for rate mechanisms that minimize cost shifts; the need to eliminate "seams" charges between ISOs and RTOs; the use of a real-time market for energy to resolve imbalances; and the need for an approach to manage congestion, which could include locational pricing with firm transmission rights, that protects against manipulation, utilizes the grid effectively and promotes the use of lower cost generation. In addition, each region within an RTO or ISO will determine how it will ensure that its region has sufficient resources to meet customers' needs. Since releasing its White Paper, the FERC has held technical conferences on various issues. However, it has not issued any specific orders for compliance. The energy bill introduced in Congress in 2003 contained a provision remanding SMD to the FERC and requiring that no new rule could be issued before October 31, 2006 or could become effective before December 31, 2006. The energy bill was not passed in 2003. The Senate leadership has stated its intent to bring the bill up for vote again in 2004.

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
NEW YORK AND O&R) — CONTINUED

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

In October 2003, the PSC approved agreements among O&R, the staff of the PSC and other parties with respect to the rates O&R can charge to its New York customers for electric service. The electric agreement, which covers the period from July 1, 2003 through October 31, 2006, provides for no changes to electric base rates and contains provisions for the amortization and offset of regulatory assets and liabilities, the net effect of which will reduce electric operating income by a total of $11 million (pre-tax) between July 2003 and June 2006. During the second half of 2003, O&R amortized $3.7 million of the $11 million. The agreement continues to provide for recovery of energy costs from customers on a current basis and for O&R to share equally with customers earnings in excess of a 12.75 percent return on common equity during the three year period from July 2003 through June 2006. The period from July 2006 through October 2006 will not be subject to earnings sharing.

In July 2003, the NJBPU ruled on the petitions of Rockland Electric Company (RECO), the New Jersey utility subsidiary of O&R, for an increase in electric rates and recovery of deferred purchased power costs. See "Recoverable Energy Costs" and "Rate and Restructuring Agreements—Electric" in Notes A and B, respectively, to the financial statements. The NJBPU ordered a $7 million decrease in RECO's electric base rates, effective August 2003, authorized RECO's recovery of approximately $83 million of previously deferred purchased power costs and associated interest and disallowed recovery of approximately $19 million of such costs and associated interest. At December 31, 2002, the company had accrued a reserve for $13 million of the disallowance, and at June 30, 2003 reserved an additional $6 million for the disallowance.

Gas

In November 2003, Con Edison of New York filed a request with the PSC to increase charges for gas service by $108 million (9.8 percent), effective October 2004.

Con Edison of New York is currently operating under a gas rate agreement approved by the PSC in April 2002. The Agreement covers the three-year period ending September 30, 2004. The rate agreement reduced retail sales and transportation rates by $25 million, on an annual basis.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON, CON EDISON OF
NEW YORK AND O&R) — CONTINUED

In November 2000, the PSC approved an agreement between Con Edison of New York, the PSC staff and certain other parties that revised and extended the 1996 gas rate settlement agreement through September 2001. The 1996 agreement, with limited exceptions, continued base rates at September 1996 levels through September 2000.

In October 2003, the PSC approved an agreement among O&R, the staff of the PSC and other parties with respect to the rates O&R can charge to its New York customers for gas service. The O&R gas agreement, which covers the period from November 1, 2003 through October 31, 2006, provides for annual increases in gas base rates of $9 million (5.8 percent) effective November 2003, $9 million (4.8 percent) effective November 2004 and $5 million (2.5 percent) effective November 2005. The O&R gas agreement also continues a weather normalization clause that moderates, but does not eliminate, the effect of weather-related changes on net income. The agreement continues to provide for recovery of energy costs from customers on a current basis and for O&R to share equally with customers earnings in excess of an 11 percent return on common equity over the term of the agreement. The agreement also contains incentives under which, among other things, the company earns additional amounts based on attaining specified targets for customer migration to its retail access programs and the achievement of certain net revenue targets for interruptible sales and transportation customers.

In November 2000, the PSC also approved a gas rate agreement between O&R, PSC Staff and certain other parties covering the three-year period November 2000 through October 2003.

Steam

In November 2003, Con Edison of New York filed a request with the PSC to increase annual charges for steam service by $129 million (14.6 percent), effective October 2004.

Con Edison of New York is currently operating under a steam rate agreement that was approved by the PSC in December 2000. The agreement provided for a $16.6 million steam rate increase, which took effect October 2000 and, with limited exceptions, provided for no further changes in steam rates prior to October 2004.

FINANCIAL AND COMMODITY MARKET RISKS

The Companies are subject to various risks and uncertainties associated with financial and commodity markets. The most significant market risks include interest rate risk, commodity price risk, credit risk and investment risk.

Interest Rate Risk

The interest rate risk relates primarily to variable rate debt and to new debt financing needed to fund capital requirements, including the construction expenditures of the Utilities and maturing debt securities. Con Edison and its subsidiaries manage interest rate risk through the issuance of mostly fixed rate-debt with varying maturities and through opportunistic refinancing of debt. Con Edison estimates that, as of December 31, 2003, each 10 percent variation in interest rates applicable to the Companies'

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON, CON EDISON OF
NEW YORK AND O&R) — CONTINUED

variable rate debt of $816 million would result in a change in annual interest expense of $1 million. For each 10 percent change in Con Edison of New York's and O&R's variable interest rates applicable to their variable rate debt of $714 million and $59 million, respectively, annual interest expense for Con Edison of New York would change by $1 million and there would be no material impact for O&R.

In addition, Con Edison and its subsidiaries, from time to time, enter into derivative financial instruments to hedge interest rate risk on certain debt securities. See "Interest Rate Hedging" in Note P to the financial statements.

Commodity Price Risk

Con Edison's commodity price risk relates primarily to the purchase and sale of electricity, gas and related derivative instruments. The Utilities and Con Edison's unregulated subsidiaries have risk management strategies to mitigate their related exposures. See Note P to the financial statements.

Con Edison estimates that, as of December 31, 2003, each 10 percent change in market prices would result in a change in fair value of $12 million for the derivative instruments used by the Utilities to hedge purchases of electricity and gas, of which $8 million is for Con Edison of New York and $4 million for O&R. Con Edison expects that any such change in fair value would be largely offset by directionally opposite changes in the cost of the electricity and gas purchased. In accordance with provisions approved by state regulators, the Utilities generally recover from customers the costs they incur for energy purchased for their customers, including gains and losses on certain derivative instruments used to hedge energy purchased and related costs. See "Recoverable Energy Costs" in Note A to the financial statements.

Con Edison's unregulated subsidiaries use a value-at-risk (VaR) model to assess the market risk of their electricity and gas commodity fixed price purchase and sales commitments, physical forward contracts and commodity derivative instruments. VaR represents the potential change in fair value of instruments or the portfolio due to changes in market factors, for a specified time period and confidence level. The unregulated subsidiaries estimate VaR across their electricity and natural gas commodity businesses using a delta-normal variance/covariance model with a 95 percent confidence level. Since the VaR calculation involves complex methodologies and estimates and assumptions that are based on past experience, it is not necessarily indicative of future results. VaR for transactions associated with hedges on generating assets and commodity contracts, assuming a one-day holding period, for the years ended December 31, 2003, and 2002, respectively, was as follows:

95% Confidence Level, One-Day Holding Period	2003	2002

	(Millions of Dollars)
Average for the period	$1	$1
High	$3	$3
Low	$-	$1

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON, CON EDISON OF
NEW YORK AND O&R) — CONTINUED

Credit Risk

The Companies are exposed to credit risk related to over-the-counter transactions entered into primarily for the various energy supply and hedging activities by the Utilities and the unregulated energy subsidiaries. Credit risk relates to the loss that may result from a counterparty's nonperformance. The Companies use credit policies to manage this risk, including an established credit approval process, monitoring of counterparty limits, master netting agreements and collateral or prepayment arrangements. The Companies measure credit risk exposure as the replacement cost for open energy commodity and derivative positions plus amounts owed from counterparties for settled transactions. The replacement cost of open positions represents unrealized gains, net of any unrealized losses where the company has a legally enforceable right of setoff.

Con Edison's unregulated energy subsidiaries had $71 million of credit exposure, net of collateral and reserves, at December 31, 2003, of which $63 million was with investment grade counterparties and $8 million was with the New York Mercantile Exchange or independent system operators.

Investment Risk

The Companies' investment risk relates to the investment of the assets of their pension and other postretirement benefit plans. See "Application of Critical Accounting Policies—Accounting for Pensions and Other Postretirement Benefits," above. The Companies' current investment policy for pension plan assets includes investment targets of 65 percent equities and 35 percent fixed income and other securities. At December 31, 2003, the pension plan investments consisted of 64 percent equity and 36 percent fixed income and other securities. See Note E to the financial statements.

ENERGY TRADING ACTIVITIES

Unregulated subsidiaries of Con Edison engage in energy trading activities that are accounted for in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. See Note P to the financial statements.

Prior to October 2002, these contracts were accounted for under Emerging Issues Task Force (EITF) Issue No. 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities." As of October 2002, energy and energy-related trading contracts that meet the definition of a derivative are accounted for under SFAS No. 133. Such contracts are marked to market with gains and losses recognized in earnings. For the years ended December 31, 2003 and 2002, Con Edison recognized in income net unrealized pre-tax losses of $3 million and $1 million, respectively, excluding the effect of a cumulative adjustment due to a change in accounting principle. Contracts that did not fall within the scope of SFAS No. 133 were included in the cumulative effect of a change in accounting principle recognized in December 2002. See Note P to the financial statements.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON, CON EDISON OF
NEW YORK AND O&R) — CONTINUED

The changes in fair value of energy trading net assets for the years ended December 31, 2003 and 2002 were as follows:

	Twelve months ended December 31,
(Millions of Dollars)	2003	2002

Fair value of net assets outstanding - beginning of period	$5	$11
Change in fair value during the period:
Unrealized gain at inception	-	11
Net premium paid/(received)	2	(2)
Cumulative effect of a change in accounting principle	-	(3)
Changes in fair value prior to settlement	25	6
Fair value realized at settlement of contracts	(28)	(18)

Total change in fair value during the period	(1)	(6)

Fair value of net assets outstanding—end of period	$4	$5

As of December 31, 2003, the sources of fair value of the energy trading net assets were as follows:

(Millions of Dollars)		Fair Value of Net Assets at Period End

Source of Fair Value	Maturity less than 1 year	Maturity 1-3 years	Maturity 4-5 years	Maturity in excess of 5 years	Total fair value

Prices provided by external sources	$7	$-	$-	$-	$7
Prices based on models and other valuation methods	(3)	-	-	-	(3)

Total	$4	$-	$-	$-	$4

"Prices provided by external sources" represent the fair value of exchange-traded futures and options and the fair value of positions for which price quotations are available through or derived from brokers or other market sources.

"Prices based on models and other valuation methods" represent the fair value of positions calculated using internal models when directly and indirectly quoted external prices or prices derived from external sources are not available. Internal models incorporate the use of options pricing and estimates of the present value of cash flows based on underlying contractual terms. The models reflect management's estimates, taking into account observable market prices, estimated market prices in the absence of quoted market prices, the risk-free market discount rate, volatility factors, estimated correlations of energy commodity prices and contractual volumes. Counterparty specific credit quality, market price uncertainty and other risks are also factored into the models.

ENVIRONMENTAL MATTERS

For information concerning potential liabilities arising from laws and regulations protecting the environment and from claims relating to alleged exposure to asbestos, see Note G to the financial statements.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON, CON EDISON OF
NEW YORK AND O&R) — CONTINUED

IMPACT OF INFLATION

The Companies are affected by the decline in the purchasing power of the dollar caused by inflation. Regulation permits the Utilities to recover through depreciation only the historical cost of their plant assets even though in an inflationary economy the cost to replace the asset upon their retirement will substantially exceed historical costs. The impact is, however, partially offset by the repayment of the Companies' long-term debt in dollars of lesser value than the dollars originally borrowed. Also, to the extent the Companies' prices change by more or less than inflation, the real price of the Companies' services will increase or decline. Over the past 20 years, for example, the real price of electric service has declined substantially.

MATERIAL CONTINGENCIES

For information concerning potential liabilities arising from the Companies' material contingencies, see "Application of Critical Accounting Policies—Accounting for Contingencies," above.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON, CON EDISON OF
NEW YORK AND O&R) — CONTINUED

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2003 COMPARED WITH YEAR ENDED DECEMBER 31, 2002

The Companies' results of operations (which were discussed above under "Results of Operations—Summary") in 2003 compared with 2002 were:

	Con Edison*		Con Edison of New York		O&R

(Millions of Dollars)	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent

Operating revenues	$1,325	15.6%	$942	13.0%	$92	14.5%
Purchased power	725	22.6	502	19.1	31	14.1
Fuel	215	74.4	126	54.3	—	—
Gas purchased for resale	251	42.1	243	51.5	31	34.8

Operating revenues less purchased power, fuel and gas purchased for resale (net revenues)	134	3.0	71	1.8	30	9.2
Other operations and maintenance	138	10.2	45	4.0	27	18.9
Impairment charges	159	N/A	-	-	-	-
Depreciation and amortization	34	6.9	20	4.6	-	-
Taxes, other than income tax	2	0.2	-	-	(2)	(3.8)
Income tax	(73)	(18.3)	18	5.1	9	36.0

Operating income	(126)	(11.9)	(12)	(1.3)	(4)	(5.6)
Other income less deductions and related federal income tax	(26)	(41.9)	(19)	(34.5)	(3)	Large
Net interest charges	(8)	(1.8)	(16)	(4.1)	(7)	25.0
Preferred stock dividend requirements	(1)	(8.3)	(1)	(8.3)	-	-
Cumulative effect of changes in accounting principles	25	Large	-	-	-	-

Net income for common stock	$(118)	(18.3)%	$(14)	(2.3)%	$-	-%

*Represents the consolidated financial results of Con Edison and its subsidiaries.

A discussion of the results of operations by principal business segment follows. For additional business segment financial information, see Note O to the financial statements.

The results reflect the application of the Companies' accounting policies and rate plans that cover the rates the Utilities can charge their customers. In general, the Utilities recover on a current basis the fuel and purchased power costs they incur in supplying energy to their full-service customers. See "Recoverable Energy Costs" in Note A and "Regulatory Matters" in Note B to the financial statements.

CON EDISON OF NEW YORK

Electric

Con Edison of New York's electric operating revenues increased $559 million in 2003 compared with 2002, due primarily to higher fuel and purchased power costs of $503 million (which are recoverable

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON, CON EDISON OF
NEW YORK AND O&R) — CONTINUED

from customers), and a lower amount reserved for earnings in excess of a specified rate of return to be retained for customer benefit ($31 million). Changes to operating revenues also reflect variations in electric sales.

Con Edison of New York's electric sales and deliveries, excluding off-system sales, in 2003 compared with 2002 were:

MILLIONS OF KWHS

	Twelve Months Ended
Description	December 31, 2003	December 31, 2002	Variation	Percent Variation

Residential/Religious	12,441	12,481	(40)	(0.3)%
Commercial/Industrial	18,033	19,111	(1,078)	(5.6)
Other	154	181	(27)	(14.9)

Total Full Service Customers	30,628	31,773	(1,145)	(3.6)

Retail access customers	12,637	11,926	711	6.0

Sub-total	43,265	43,699	(434)	(1.0)

NYPA, Municipal Agency and Other Sales	10,470	10,267	203	2.0

Total Service Area	53,735	53,966	(231)	(0.4)%

Electric delivery volumes in Con Edison of New York's service area decreased 0.4 percent in 2003 compared with 2002. The decrease in delivery volumes reflects the cool weather in the second quarter of 2003 and the lower than normal number of hot days during the summer of 2003 compared with an exceptionally warm summer in 2002, partially offset by the cold winter weather in 2003 compared with the mild winter in 2002. After adjusting for variations, principally weather and billing days in each period and the August 2003 regional power outage, electric delivery volumes in Con Edison of New York's service area increased 0.6 percent in 2003 compared with 2002. Weather-adjusted sales represent an estimate of the sales that would have been made if historical average weather conditions had prevailed.

Con Edison of New York's electric purchased power costs increased $477 million in 2003 as compared with 2002, due to an increase in the average unit price of purchased power. This increase was offset in part by lower usage by the company's full service customers and higher volumes of electricity purchased from other suppliers by participants in the company's retail access programs. Electric fuel costs increased $26 million, reflecting an increase in the average unit price of fuel.

Con Edison of New York's electric operating income decreased $1 million in 2003 compared with 2002. The principal component of the decrease was an increase in other operations and maintenance expense ($41 million—due primarily to a reduced net credit for pensions and other postretirement benefits), property taxes ($17 million) and depreciation ($16 million). The increase in expenses was offset in part

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON, CON EDISON OF
NEW YORK AND O&R) — CONTINUED

by higher net revenues (operating revenues less purchased power and fuel costs—$56 million), lower state and local revenue taxes ($7 million), sales and use tax ($5 million) and payroll taxes ($3 million).

Gas

Con Edison of New York's gas operating revenues in 2003 increased $250 million compared with 2002, due primarily to the higher cost of purchased gas of $244 million (which is recoverable from customers), and higher sales volumes.

Con Edison of New York's revenues from gas sales are subject to a weather normalization clause that moderates, but does not eliminate, the effect of weather-related changes on net income.

Con Edison of New York's gas sales and deliveries, excluding off-system sales, in 2003 compared with 2002 were:

THOUSANDS OF DTHS

	Twelve Months Ended
Description	December 31, 2003	December 31, 2002	Variation	Percent Variation

Firm Sales
Residential	51,944	44,163	7,781	17.6%
General	36,840	32,682	4,158	12.7
Firm Transportation	16,486	15,695	791	5.0

Total Firm Sales and Transportation	105,270	92,540	12,730	13.8
Off Peak/Interruptible Sales	15,247	12,622	2,625	20.8
Non-Firm Transportation of Gas
NYPA	23,360	25,467	(2,107)	(8.3)
Generation Plants	43,808	77,516	(33,708)	(43.5)

Total NYPA and Generation Plants	67,168	102,983	(35,815)	(34.8)

Other	17,766	22,301	(4,535)	(20.3)

Total Sales and Transportation	205,451	230,446	(24,995)	(10.8)%

Con Edison of New York's sales and transportation volumes for firm customers increased 13.8 percent in 2003 compared with 2002. The increase reflects the impact of the cold weather in the 2003 winter period compared with the mild weather in the 2002 winter period and increased new business. After adjusting for variations, principally weather and billing days in each period and the August 2003 regional power outage, firm gas sales and transportation volumes in the company's service area increased 3.6 percent in 2003.

Non-firm transportation of customer-owned gas to NYPA and electric generating plants decreased 34.8 percent in 2003 as compared with 2002 due to higher gas prices. In 2003, because of the relative prices of gas and fuel oil, electric generating plants in the company's gas service area utilized oil rather

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON, CON EDISON OF
NEW YORK AND O&R) — CONTINUED

than gas for a significant portion of their generation. The decline in gas usage had minimal impact on earnings due to the application of a fixed demand charge for local transportation.

Con Edison of New York's purchased gas cost increased $244 million in 2003 compared with 2002, due to higher unit costs and increased sales volumes for firm sales customers.

Con Edison of New York's gas operating income decreased $10 million in 2003 compared with 2002, reflecting primarily an increase in other operations and maintenance expense ($4 million—due primarily to a reduced net credit for pensions and other postretirement benefits), depreciation ($4 million), state and local taxes on revenues ($5 million) and income tax ($4 million). The increases in expenses were offset in part by higher net revenues (operating revenues less gas purchased for resale—$7 million).

Steam

Con Edison of New York's steam operating revenues increased $133 million and steam operating income decreased $1 million in 2003 compared with 2002. The higher revenues reflect higher sales volumes due to the cold winter weather in 2003 as compared with the mild weather in 2002. The increase also includes higher fuel and purchased power costs ($124 million) in 2003 compared with 2002. The decrease in steam operating income reflects primarily higher income taxes ($10 million—due to higher taxable income and a lower level of removal costs in 2003) and operations and maintenance expense ($3 million—due to a reduced net credit for pensions and other postretirement benefits) offset in part by an increase in net revenues (operating revenues less fuel and purchased power costs) of $9 million and lower state and local taxes on steam revenues ($4 million).

Con Edison of New York's steam sales and deliveries in 2003 compared with 2002 were:

MILLIONS OF POUNDS

	Twelve Months Ended
Description	December 31, 2003	December 31, 2002	Variation	Percent Variation

General	729	600	129	21.5%
Apartment house	7,845	7,022	823	11.7
Annual power	17,674	16,897	777	4.6

Total Sales	26,248	24,519	1,729	7.1%

Steam sales volumes increased 7.1 percent in 2003 compared with 2002, reflecting the impact of the cold weather in the 2003 winter period compared with the mild weather in the 2002 winter period. After adjusting for variations, principally weather and billing days in each period and the August 2003 regional power outage, steam sales increased 0.9 percent.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON, CON EDISON OF
NEW YORK AND O&R) — CONTINUED

Taxes Other Than Income Taxes

At $1 billion, taxes other than income taxes remain one of Con Edison of New York's largest operating expenses.

The principal components of, and variations in, taxes, other than income taxes were:

(Millions of Dollars)	2003		2002		Increase/ (Decrease)

Property taxes	$651		$630		$21
State and local taxes related to revenue receipts	321		327		(6)
Payroll taxes	50		55		(5)
Other taxes	18		28		(10)

Total	$1,040	(a)	$1,040	(a)	$-

(a)
Including sales tax on customers' bills, total taxes other than income taxes billed to customer in 2003 and 2002 were $1,393 and $1,352 million, respectively.

Effective January 2003, New York City increased Con Edison of New York's annual property taxes by $94 million. Under the company's rate agreements, the company is deferring most of the property tax increase as a regulatory asset to be recovered from customers.

Other Income

Other income (deductions) decreased $19 million in 2003 compared with 2002, reflecting $27 million of interest income on a federal income tax refund claim recorded in 2002, partially offset by an increase in income tax expense in 2003 as a result of the recognition in 2002 of income tax benefits relating to the September 2001 sale of the company's nuclear generating unit.

Net Interest Charges

Net interest charges decreased $16 million in 2003 compared with 2002 due primarily to the interest expense associated with a net federal income tax deficiency related to a prior period audit ($19 million) recorded in 2002.

Income Taxes

Operating income taxes increased $18 million in 2003 compared with 2002, primarily as a result of less flow-through (non-deferred) depreciation for tax purposes. In addition, lower operating income taxes in 2002 reflected a tax benefit from an Internal Revenue Service audit for tax years 1995 through 1997 and a write-off of excess deferred tax reserves.

O&R

Electric

Electric operating revenues increased $54 million in 2003 compared with 2002. The increase is due primarily to higher purchased power costs in 2003 and accounting for the 2003 O&R electric rate agreement and the NJBPU ruling on the RECO rate petitions.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON, CON EDISON OF
NEW YORK AND O&R) — CONTINUED

O&R's electric sales and deliveries, excluding off-system sales, in 2003 compared with 2002 were:

MILLIONS OF KWHS

	Twelve Months Ended
Description	December 31, 2003	December 31, 2002	Variation	Percent Variation

Residential/Religious	1,769	1,815	(46)	(2.5)%
Commercial/Industrial	2,277	2,393	(116)	(4.8)
Other	111	111	-	-

Total Full Service Customers	4,157	4,319	(162)	(3.8)

Retail access customers	1,455	1,235	220	17.8

Total Service Area	5,612	5,554	58	1.0

Electric delivery volumes in O&R's service area increased 1.0 percent in 2003 compared with 2002 due to the growth in the number of customers, higher average customer usage, and the positive effect of the cooler-than-normal weather in the first quarter of 2003, partially offset by negative impact of weather on the last nine months of 2003. After adjusting for weather variations and the August 2003 regional power outage, electric delivery volumes in O&R's service area increased 2.5 percent in 2003.

O&R's purchased power cost increased $31 million in 2003 as compared with 2002 due to an increase in the average unit cost and the regulatory actions referenced above. This increase was offset by lower energy usage by the company's full-service customers and higher volumes of electricity purchased from other suppliers by participants in O&R's retail access program.

O&R's electric operating income decreased $6 million in 2003 as compared with 2002 due primarily to the referenced regulatory actions.

Gas

O&R's gas operating revenues increased $38 million in 2003 compared with 2002. The increase is due primarily to higher cost of gas purchased for resale in 2003, higher firm sales and transportation volumes and the impact of the 2003 gas rate agreement.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON, CON EDISON OF
NEW YORK AND O&R) — CONTINUED

O&R's gas sales and deliveries, excluding off-system sales, in 2003 compared with 2002 were:

THOUSANDS OF DTHS

	Twelve Months Ended
Description	December 31, 2003	December 31, 2002	Variation	Percent Variation

Firm Sales
Residential	10,810	10,203	607	5.9%
General	3,314	3,295	19	0.6
Firm Transportation	8,498	6,368	2,130	33.4

Total Firm Sales and Transportation	22,622	19,866	2,756	13.9
Off Peak/Interruptible Sales	6,833	7,366	(533)	(7.2)
Non-Firm Transportation of Gas
Generation Plants	2,833	13,983	(11,150)	(79.7)
Other	1,134	1,057	77	7.3

Total Sales and Transportation	33,422	42,272	(8,850)	(20.9)%

O&R's sales and transportation volumes for firm customers increased 13.9 percent in 2003 compared with 2002. The increase reflects the impact of the cold weather in the 2003 winter period compared with the mild weather in the 2002 winter period. Revenues from gas sales in New York are subject to a weather normalization clause that moderates, but does not eliminate, the effect of weather-related changes on net income. After adjusting for weather variations in each period and the August 2003 regional power outage, total firm sales and transportation volumes were 3.0 percent higher in 2003 compared with 2002.

Non-firm transportation of customer-owned gas to electric generating plants decreased 79.7 percent in 2003 as compared with 2002 due to higher gas prices. In 2003, because of the relative prices of gas and fuel oil, power plants in the company's gas service area utilized oil rather than gas for a significant portion of their generation. In addition, one area power plant completed a construction project to directly connect to a gas transmission provider. The decline in gas usage had minimal impact on earnings due to the application of a fixed demand charge for local transportation.

O&R's cost of gas purchased for resale increased $31 million in 2003 as compared with 2002 due to increased sales to firm customers and increased gas unit costs in 2003. The increase is offset in part by increased volumes of gas purchased from other suppliers by participants in O&R's retail access program. See "Recoverable Energy Costs" in Note A to the financial statements.

Gas operating income increased $2 million in 2003 as compared with 2002. The increase reflects an increase in net gas revenues (operating revenues less purchased gas) of $7 million, which is due primarily to increased sales and the referenced regulatory actions. The increase in net revenues was offset in part by increased gas operations and maintenance expenses of $2 million and increased federal and state income tax of $3 million.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON, CON EDISON OF
NEW YORK AND O&R) — CONTINUED

Taxes Other Than Income Taxes

Taxes other than income taxes decreased $2 million in 2003 compared with 2002.

The principal components of, and variation, in taxes, other than income taxes were:

(Millions of Dollars)	2003		2002		Increase/ (Decrease)

Property taxes	$28		$27		$1
State and local taxes related to revenue receipts	19		21		(2)
Payroll taxes	4		4		-
Other taxes	(1	)(b)	-		(1)

Total	$50	(a)	$52	(a)	$(2)

(a)
Including sales tax on customers' bills, total taxes other than income taxes, billed to customers in 2003 and 2002 were $69 and $71 million, respectively.

(b)
Includes a sales and use tax refund of approximately $800,000.

Income Taxes

Operating income taxes increased by $9 million in 2003 compared with 2002 due primarily to the result of less flow-through (non-deferred) depreciation for tax purposes.

Other Income

O&R's other income (deductions) decreased $3 million in 2003 compared with 2002, due primarily to the reclassification to other income (deductions) of losses previously recognized in other comprehensive income related to investments in marketable securities.

Net Interest Charges

O&R's net interest charges decreased by $7 million in 2003 compared with 2002, due primarily to the company recording interest charges of $5 million in 2002 as a result of a change by the NJBPU in the carrying charges allowed on the company's deferred purchased power balance in New Jersey and to lower interest on long-term debt as a result of the redemption of a $35 million, 10-year debenture in March 2003 (see "Liquidity and Capital Resources," above).

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON, CON EDISON OF
NEW YORK AND O&R) — CONTINUED

UNREGULATED SUBSIDIARIES AND OTHER

Unregulated subsidiaries' operating income for 2003 was $122 million lower than 2002. Operating revenues increased $292 million in 2003 compared with 2002 due primarily to higher sales from Con Edison Development's increased generating capacity and increased retail electric sales at Con Edison Solutions.

Unregulated subsidiaries' operating expenses, excluding income taxes, increased by $502 million, reflecting principally increased fuel and purchased power costs of $260 million, impairment charges of $159 million and increased operation and maintenance expenses of $83 million. See Note H to the financial statements. The increase in operation and maintenance expenses was attributable to increased costs at Con Edison Development ($51 million), primarily to operate the new generation assets, Con Edison Communications' increased operating costs reflecting expansion of the business ($23 million), and higher depreciation for additional telecommunications facilities and generating assets placed in service ($13 million), offset in part by lower operation and maintenance costs at Con Edison Solutions ($6 million).

Operating income taxes decreased $88 million for 2003 as compared with 2002 reflecting primarily lower taxable income (including the tax-effect of the aforementioned impairment charges).

Unregulated subsidiaries' other income (deductions) increased $1 million and interest charges were lower by $1 million for 2003 as compared with 2002.

Unregulated subsidiaries' earnings reflect an increase of $25 million for 2003 as compared with 2002 resulting from the cumulative effect of changes in accounting principles adopted in each year. For 2003, the positive cumulative effect of changes in accounting principles of $3 million (after tax) at Con Edison Development related to mark-to-market gains applicable to power sales contracts at certain generating plants, partially offset by the impact of the financial statement consolidation of its Newington plant. For 2002, the cumulative effect of changes in accounting principles included charges for goodwill impairment of certain generating assets at Con Edison Development, totaling $20 million (after tax), and a charge of $2 million (after tax) at Con Edison Energy relating to the accounting for certain contracts involved in energy trading and risk management activities.

Earnings attributable to Other, representing the parent company and inter-company transactions, were $9 million lower for 2003 as compared with 2002 primarily reflecting higher interest expenses.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON, CON EDISON OF
NEW YORK AND O&R) — CONTINUED

YEAR ENDED DECEMBER 31, 2002 COMPARED WITH YEAR ENDED DECEMBER 31, 2001

The Companies' results of operations (which were discussed above under "Results of Operations—Summary") in 2002 compared with 2001 were:

	Con Edison*		Con Edison of New York		O&R

(Millions of Dollars)	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent

Operating revenues	$(887)	(9.4)%	$(898)	(11.1)%	$(101)	(13.7)%
Purchased power	(179)	(5.3)	(197)	(7.0)	(70)	(24.1)
Fuel	(105)	(26.6)	(119)	(33.9)	-	-
Gas purchased for resale	(264)	(30.7)	(194)	(29.1)	(40)	(31.0)

Operating revenues less purchased power, fuel and gas purchased for resale (net revenues)	(339)	(7.1)	(388)	(9.1)	9	2.8
Other operations and maintenance	(148)	(9.9)	(160)	(12.6)	2	1.4
Depreciation and amortization	(31)	(5.9)	(27)	(5.8)	1	3.0
Taxes, other than income tax	(25)	(2.2)	(27)	(2.5)	(2)	(3.7)
Income tax	(67)	(14.4)	(81)	(18.6)	(1)	(3.8)

Operating income	(68)	(6.0)	(93)	(8.9)	9	14.3
Other income less deductions and related federal income tax	63	Large	54	Large	-	N/A
Net interest charges	11	2.6	7	1.8	4	16.7
Preferred stock dividend requirements	(2)	(14.3)	(2)	(14.3)	-	N/A
Cumulative effect of change in accounting principle	22	N/A	-	-	-	N/A

Net income for common stock	$(36)	(5.3)%	$(44)	(6.8)%	$5	12.5%

*Represents the consolidated financial results of Con Edison and its subsidiaries.

A discussion of the results of operations by principal business segment follows. For additional business segment financial information, see Note O to the financial statements.

The results reflect the application of the Companies' accounting policies and rate plans that cover the rates the Utilities can charge their customers. In general, the Utilities recover on a current basis the fuel and purchased power costs they incur in supplying energy to their full-service customers. See "Recoverable Energy Costs" in Note A and "Regulatory Matters" in Note B to the financial statements.

CON EDISON OF NEW YORK

Electric

Con Edison of New York's electric operating revenues in 2002 decreased $575 million compared with 2001, reflecting primarily lower fuel and purchased power costs of $227 million (discussed below). The decrease also reflects the completion in March 2002 of amortizations of a previously deferred gain on the sale of divested plants and a previously deferred NYPA revenue increase ($43 million), a reserve established in 2002 for earnings in excess of a specified rate of return that are to be retained for customer

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON, CON EDISON OF
NEW YORK AND O&R) — CONTINUED

benefit in accordance with the 2000 Electric Rate Agreement ($40 million), a reserve established in 2002 related to the sale of the company's nuclear generating unit ($25 million), the amortization of the loss ($30 million) related to the sale of the company's nuclear generating unit and rate reductions and other amortizations in accordance with the company's rate agreements. The decrease in electric operating revenues was offset, in part, by an increase in electric sales revenues ($24 million) reflecting principally the hot summer weather.

Con Edison of New York's electric sales and deliveries, excluding off-system sales, in 2002 compared with 2001 were:

MILLIONS OF KWHS

	Twelve Months Ended
Description	December 31, 2002	December 31, 2001	Variation	Percent Variation

Residential/Religious	12,481	12,049	432	3.6%
Commercial/Industrial	19,111	19,839	(728)	(3.7)
Other	181	166	15	9.0

Total Full Service Customers	31,773	32,054	(281)	(0.9)

Retail access customers	11,926	10,520	1,406	13.4

Sub-total	43,699	42,574	1,125	2.6

NYPA, Municipal Agency and Other Sales	10,267	10,476	(209)	(2.0)

Total Service Area	53,966	53,050	916	1.7%

Electricity delivery volumes in Con Edison of New York's service territory increased 1.7 percent in 2002 compared with 2001. The increase reflects the impact of the hot summer weather, offset in part by the mild winter weather in the first quarter of 2002, and the soft economy. After adjusting for variations, principally weather and billing days in each period, electricity delivery volumes in the service territory increased 0.5 percent in 2002.

The company's electric purchased power costs decreased $175 million in 2002 compared with 2001, due to a decrease in the price of purchased power and an increase in volumes of electricity purchased from other suppliers by participants in the retail access programs. This decrease was offset in part by the company's increased purchased volumes resulting from the sale of the company's nuclear generating unit in September 2001 and the hot summer weather in 2002. Fuel costs decreased $52 million as a result of decreased generation at company-owned power plants. In general, the company recovers prudently incurred fuel and purchased power costs pursuant to rate provisions approved by the PSC.

The company's electric operating income decreased $93 million in 2002 compared with 2001. The principal component of the decrease was lower net electric revenues (operating revenues less fuel and purchased power costs) of $348 million. The decrease in net electric revenues reflects the sale of the nuclear generation unit and the same factors (other than lower fuel and purchased power costs) as

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON, CON EDISON OF
NEW YORK AND O&R) — CONTINUED

discussed above with respect to the decrease in electric operating income. The decrease in net electric revenues was offset in part by reduced other operations and maintenance expenses ($137 million) reflecting nuclear production expenses incurred in 2001 but not in 2002, and productivity improvements, lower depreciation and amortization expense ($32 million) and lower revenue taxes ($26 million). The decrease is also offset by lower operating income tax of $62 million.

Gas

Con Edison of New York's gas operating revenues decreased $223 million, resulting primarily from the lower cost of purchased gas ($194 million) in 2002 compared with 2001. The lower cost of purchased gas reflects primarily lower unit costs. The lower revenues also reflect reduced sales volumes, resulting primarily from the mild winter weather in the first quarter of 2002, and revenue reductions implemented in accordance with the gas rate agreement approved by the PSC in April 2002. Gas operating income decreased $8 million in 2002, reflecting a $29 million decrease in net revenues (operating revenues less gas purchased for resale), and increased property tax expense ($10 million), offset in part by reduced operations and maintenance expenses ($16 million), reduced revenue taxes ($10 million) and lower income taxes ($9 million).

Con Edison of New York's gas sales and deliveries, excluding off-system sales, in 2002 compared with 2001 were:

THOUSANDS OF DTHS

	Twelve Months Ended
Description	December 31, 2002	December 31, 2001	Variation	Percent Variation

Firm Sales
Residential	44,163	46,506	(2,343)	(5.0)%
General	32,682	35,118	(2,436)	(6.9)
Firm Transportation	15,695	14,280	1,415	9.9

Total Firm Sales and Transportation	92,540	95,904	(3,364)	(3.5)
Off Peak/Interruptible Sales	12,622	14,731	(2,109)	(14.3)
Non-Firm Transportation of Gas
NYPA	25,467	13,762	11,705	85.1
Generation Plants	77,516	62,991	14,525	23.1

Total NYPA and Generation Plants	102,983	76,753	26,230	34.2

Other	22,301	15,718	6,583	41.9

Total Sales and Transportation	230,446	203,106	27,340	13.5%

Con Edison of New York's sales and transportation volumes for firm customers decreased 3.5 percent in 2002 compared with 2001. Revenues from gas sales in New York are subject to a weather normalization clause that moderates, but does not eliminate, the effect of weather-related changes on net income. After

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON, CON EDISON OF
NEW YORK AND O&R) — CONTINUED

adjusting for variations, principally weather and billing days in each period, firm gas sales and transportation volumes in the company's service territory decreased 1.5 percent in the 2002.

The company's gas sales and transportation volumes vary seasonally in response to weather and peak in the winter. A weather-normalization provision that applies to the company's gas business moderates, but does not completely eliminate, the effect of weather-related changes on gas operating income.

Steam

Con Edison of New York's steam operating revenues decreased $100 million. The lower revenues reflect reduced sales volumes and lower fuel and purchased power costs primarily as a result of the loss of the World Trade Center as a customer, the mild winter weather in the first quarter of 2002 and the soft economy. The lower fuel and purchased power costs reflect primarily lower unit costs and volumes. Steam operating income increased $8 million for 2002 compared with 2001 due primarily to reduced operations and maintenance expenses of $9 million and lower income taxes of $11 million, offset in part by a decrease in net revenues (operating revenues less fuel and purchased power costs) of $11 million.

Con Edison of New York's steam sales and deliveries in 2002 compared with 2001 were:

MILLIONS OF POUNDS

	Twelve Months Ended
Description	December 31, 2002	December 31, 2001	Variation	Percent Variation

General	600	620	(20)	(3.2)%
Apartment house	7,022	7,050	(28)	(0.4)
Annual power	16,897	17,657	(760)	(4.3)

Total Sales	24,519	25,327	(808)	(3.2)%

Steam sales volume decreased 3.2 percent in 2002 compared with 2001, reflecting primarily the loss of the World Trade Center as a customer, the mild winter weather in the first quarter of 2002 and the soft economy. After adjusting for variations, principally weather and billing days in each period, steam sales volume decreased 1.4 percent.

Taxes Other Than Income Taxes

The principal components of, and variations in, taxes, other than income taxes were:

(Millions of Dollars)	2002		2001		Increase/ (Decrease)

Property taxes	$630		$620		$10
State and local taxes related to revenue receipts	327		365		(38)
Payroll taxes	55		56		(1)
Other taxes	28		26		2

Total	$1,040	(a)	$1,067	(a)	$(27)

(a)    Including sales tax on customers' bills, total taxes other than income taxes billed to customers in 2002 and 2001 were $1,352 million and $1,414 million, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON, CON EDISON OF
NEW YORK AND O&R) — CONTINUED

Other Income

Investment income decreased $4 million in 2002 compared with 2001, due principally to reduced interest income earned on short-term cash investments in 2002 compared with 2001. For 2001, the company had more cash on hand than in 2002, primarily as a result of the sale of its nuclear generating unit. Allowance for equity funds used during construction increased $9 million in 2002 compared with 2001 primarily reflecting the East River Repowering Project. Other income increased $42 million in 2002 compared with 2001 due primarily to $27 million of interest income on a federal income tax refund claim, a $10 million write-off in 2001 of an investment in the New York Discovery Fund, a $9 million increase in interest earned on regulatory assets (See "Application of Critical Accounting Policies—Accounting for Regulated Public Utilities—SFAS No. 71," above), offset in part by reduced income of $3 million from non-utility operations. Income tax expense decreased $4 million in 2002 compared with 2001 due primarily to the recognition of tax benefits relating to the September 2001 sale of the Company's nuclear generating unit.

Net Interest Charges

Net interest charges increased $7 million in 2002 compared with 2001. The increase reflects principally the interest expense associated with a net federal income tax deficiency related to a prior period audit ($19 million), partially offset by decreased interest expense on long-term debt of $15 million.

Income Tax

Federal income tax decreased $29 million in 2002 compared with 2001, reflecting lower income before tax and deductions related to removal costs and tax credits. In 2000, New York State implemented a tax law change that reduced or repealed certain revenue-based taxes and replaced them with a net income-based tax. State income taxes decreased $57 million in 2002 compared with 2001, reflecting lower income before tax, lowering of the tax rate and prior period adjustments. The state income tax expense is offset against the savings from the eliminated or reduced revenue taxes. Any over- or under-collection of these taxes is deferred for return to, or recovery from, customers. See Notes A and M to the financial statements.

O&R

Electric

Electric operating revenues decreased $62 million in 2002 compared with 2001. This decrease was primarily the result of lower purchased power costs and tax recoveries in 2002.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON, CON EDISON OF
NEW YORK AND O&R) — CONTINUED

O&R's electric sales and deliveries, excluding off-system sales, in 2002 compared with 2001 were:

MILLIONS OF KWHS

	Twelve Months Ended
Description	December 31, 2002	December 31, 2001	Variation	Percent Variation

Residential/Religious	1,815	1,773	42	2.4%
Commercial/Industrial	2,393	2,567	(174)	(6.8)
Other	111	110	1	0.9

Total Full Service Customers	4,319	4,450	(131)	(2.9)

Retail access customers	1,235	799	436	54.6

Total Service Area	5,554	5,249	305	5.8%

Electricity delivery volumes in 2002 increased 5.8 percent compared with 2001 due to warmer than normal summer weather, customer growth and higher average usage. After adjusting for weather variations, total electricity delivery volumes were 3.2 percent higher in 2002. Net electric revenues (operating revenues less purchased power) were $8 million higher in 2002 than in 2001.

Purchased power costs decreased $70 million in 2002 compared with 2001, reflecting decreases in the unit cost of purchased power and increased volumes of electricity purchased by customers from other suppliers.

Electric operating income increased $8 million in 2002 as compared with 2001. This increase reflects the impact of higher net electric revenues along with lower New York state and local income and revenue taxes, offset in part by higher operation and maintenance charges and depreciation costs.

Gas

Gas operating revenues decreased $39 million in 2002 as compared with 2001. This decrease was primarily the result of lower gas costs and sales to firm customers in 2002.

O&R's gas sales and deliveries, excluding off-system sales, in 2002 compared with 2001 were:

THOUSANDS OF DTHS

	Twelve Months Ended
Description	December 31, 2002	December 31, 2001	Variation	Percent Variation

Firm Sales
Residential	10,203	11,724	(1,521)	(12.8)%
General	3,295	3,751	(456)	(12.2)
Firm Transportation	6,368	4,724	1,644	34.8

Total Firm Sales and Transportation	19,866	20,199	(333)	(1.6)
Off Peak/Interruptible Sales	7,366	7,264	102	1.4
Non-Firm Transportation of Gas
Generation Plants	13,983	11,427	2,556	22.4
Other	1,057	1,039	18	1.7

Total Sales and Transportation	42,272	39,929	2,343	5.9%

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON, CON EDISON OF
NEW YORK AND O&R) — CONTINUED

O&R's sales and transportation volumes for firm customers decreased 1.6 percent in 2002 compared with 2001. Revenues from gas sales in New York are subject to a weather normalization clause that moderates, but does not eliminate, the effect of weather-related changes on net income. After adjusting for weather variations in each period, total firm sales and transportation volumes were 0.3 percent lower for 2002 compared with 2001.

Net gas revenues (operating revenues less purchased gas) were $1 million higher in 2002 due primarily to incentives earned from interruptible and off-system gas sales.

The cost of gas purchased for resale was $40 million less in 2002 than in 2001, reflecting lower sales volumes and unit costs.

Decreased gas revenues also reflect the reduced requirement for the company to buy gas for resale because of an increase in the purchase of gas by customers from other suppliers.

Gas operating income increased by $1 million in 2002 compared with 2001, due primarily to higher net revenues and lower operations and maintenance expenses, offset in part by lower late payment charge revenues and higher depreciation.

Other Operations and Maintenance

Other operations and maintenance expense increased $2 million in 2002 compared with 2001. The increase was attributable primarily to higher electric transmission and distribution expenditures, partially offset by lower customer bad debt and collections expense.

Taxes Other Than Income Taxes

Taxes other than income taxes decreased by $2 million in 2002 compared with 2001. The decrease was primarily the result of lower New York State revenue taxes of $3 million, which resulted from reduced tax rates and lower energy costs billed to customers. Partially offsetting this decrease were higher property taxes of $1 million.

The principal components of, and variations in, taxes, other than income taxes were:

(Millions of Dollars)	2002		2001		Increase/ (Decrease)

Property taxes	$27		$26		$1
State and local taxes related to revenue receipts	21		24		(3)
Payroll taxes	4		4		-
Other taxes	-		-		-

Total	$52	(a)	$54	(a)	$(2)

(a)    Including sales tax on customers' bills, total taxes other than income taxes, billed to customers in 2002 and 2001 were $71 million and $66 million, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON, CON EDISON OF
NEW YORK AND O&R) — CONTINUED

Net Interest Charges

Interest charges increased by $4 million in 2002 compared with 2001, primarily as a result of a change by the NJBPU in the carrying charges allowed on O&R's deferred purchased power balance in New Jersey ($5 million) and lower allowance for borrowed funds used during construction ($1 million). These expenses were offset in part by lower net financing costs of $1 million that resulted from lower average debt balances and interest rates in 2002.

Income Taxes

Income taxes decreased by $1 million in 2002 compared with 2001, reflecting primarily lower state income taxes. State income taxes decreased primarily as a result of a 0.5 percent reduction in the New York State tax rate. Excluding certain taxes in New York that are reconciled to amounts included in rates, income taxes increased by $2 million due primarily to higher operating income in 2002.

UNREGULATED SUBSIDIARIES AND OTHER

Earnings for the unregulated subsidiaries decreased $14 million in 2002 compared with 2001, reflecting a non-cash, after-tax charge in 2002 of $22 million for changes in accounting principles (see Notes L, P and T to the financial statements) and continued start-up losses in the company's wholesale telecommunications business, including a non-cash, after-tax charge in 2002 of $5 million for a write-down of an investment in Neon Communications, Inc. (NEON). The decrease in earnings was offset, in part, by higher electric retail sales volumes and gross margins, the capitalization of previously expensed project development costs on generation assets ($4 million after tax) and unrealized mark-to-market gains on derivative instruments ($7 million after tax).

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Con Edison

For information about Con Edison's primary market risks associated with activities in derivative financial instruments, other financial instruments and derivative commodity instruments, see "Financial and Commodity Market Risks" in the MD&A in Item 7 (which information is incorporated herein by reference).

Con Edison of New York

For information about Con Edison of New York's primary market risks associated with activities in derivative financial instruments, other financial instruments and derivative commodity instruments, see "Financial and Commodity Market Risks" in the MD&A in Item 7 (which information is incorporated herein by reference).

O&R

For information about O&R's primary market risks associated with activities in derivative financial instruments, other financial instruments and derivative commodity instruments, see "Financial and Commodity Market Risks" in the MD&A in Item 7 (which information is incorporated herein by reference).

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All other schedules are omitted because they are not applicable or the required information is shown in financial statements or notes thereto.

B. Supplementary Financial Information

Selected Quarterly Financial Data for the years ended December 31, 2003 and 2002 (Unaudited)

	2003
Con Edison	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

	(Millions of Dollars)
Operating revenues	$2,571	$2,176	$2,801	$2,279
Operating income	256	164	361	153
Income for common stock before cumulative effect of changes in accounting principles	155	66	257	47
Cumulative effect of changes in accounting principles	-	-	-	3
Net income for common stock	155	66	257	50
Basic earnings per common share before cumulative effect of changes in accounting principles	$0.72	$0.29	$1.17	$0.19
Cumulative effect of changes in accounting principles	-	-	-	0.02
Basic earnings per common share after cumulative effect of changes in accounting principles	$0.72	$0.29	$1.17	$0.21
Diluted earnings per common share before cumulative effect of changes in accounting principles	$0.72	$0.29	$1.16	$0.19
Cumulative effect of changes in accounting principles	-	-	-	0.02
Diluted earnings per common share after cumulative effect of changes in accounting principles	$0.72	$0.29	$1.16	$0.21
	2002

	(Millions of Dollars)
Operating revenues	$2,058	$1,848	$2,539	$2,057
Operating income	258	200	386	216
Income for common stock before cumulative effect of changes in accounting principles	166	98	284	120
Cumulative effect of changes in accounting principles	(20)	-	-	(2)
Net income for common stock	146	98	284	118
Basic earnings per common share before cumulative effect of changes in accounting principles	$0.78	$0.46	$1.34	$0.56
Cumulative effect of changes in accounting principles	(0.10)	-	-	(0.01)
Basic earnings per common share after cumulative effect of changes in accounting principles	$0.68	$0.46	$1.34	$0.55
Diluted earnings per common share before cumulative effect of changes in accounting principles	$0.78	$0.46	$1.33	$0.56
Cumulative effect of changes in accounting principles	(0.10)	-	-	(0.01)
Diluted earnings per common share after cumulative effect of changes in accounting principles	$0.68	$0.46	$1.33	$0.55

In the opinion of Con Edison, these quarterly amounts include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation.

	2003
Con Edison of New York	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

	(Millions of Dollars)
Operating revenues	$2,150	$1,828	$2,330	$1,858
Operating income	228	151	337	226
Net income for common stock	139	65	253	134
	2002

	(Millions of Dollars)
Operating revenues	$1,759	$1,568	$2,180	$1,717
Operating income	229	186	352	187
Net income for common stock	150	97	259	99

In the opinion of Con Edison of New York, these quarterly amounts include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation.

	2003
O&R	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

	(Millions of Dollars)
Operating revenues	$201	$156	$199	$171
Operating income	21	9	23	15
Net income for common stock	16	3	15	11
	2002

	(Millions of Dollars)
Operating revenues	$156	$144	$179	$155
Operating income	18	12	24	18
Net income for common stock	12	7	19	7

In the opinion of O&R, these quarterly amounts include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation.

REPORT OF INDEPENDENT AUDITORS

To the Stockholders and Board of Directors of Consolidated Edison, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Consolidated Edison, Inc. and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
New York, NY
February 19, 2004

Consolidated Edison, Inc.

CONSOLIDATED BALANCE SHEET

	As at
	December 31, 2003	December 31, 2002

	(Millions of Dollars)
ASSETS
UTILITY PLANT, AT ORIGINAL COST (Note A)
Electric	$12,097	$11,568
Gas	2,699	2,530
Steam	799	768
General	1,482	1,434

TOTAL	17,077	16,300
Less: Accumulated depreciation	4,069	3,847

NET	13,008	12,453
Construction work in progress	1,276	989

NET UTILITY PLANT	14,284	13,442

NON-UTILITY PLANT (Note A)
Unregulated generating assets, less accumulated depreciation of $52 and $30 in 2003 and 2002, respectively	873	222
Non-utility property, less accumulated depreciation of $15 and $19 in 2003 and 2002, respectively	56	140
Construction work in progress	12	348

NET PLANT	15,225	14,152

CURRENT ASSETS
Cash and temporary cash investments (Note A)	49	118
Restricted cash	18	14
Funds held for the redemption of long-term debt	-	275
Accounts receivable - customers, less allowance for uncollectible accounts of $36 and $35 in 2003 and 2002, respectively	790	683
Accrued unbilled revenue (Note A)	61	54
Other receivables, less allowance for uncollectible accounts of $7 and $1 in 2003 and 2002, respectively	184	169
Fuel, at average cost	33	23
Gas in storage, at average cost	150	81
Materials and supplies, at average cost	100	92
Prepayments	98	73
Other current assets	109	124

TOTAL CURRENT ASSETS	1,592	1,706

INVESTMENTS (Note A)	248	235

DEFERRED CHARGES, REGULATORY ASSETS AND NONCURRENT ASSETS
Goodwill (Note L)	406	406
Intangible assets, less accumulated amortization of $16 and $10 in 2003 and 2002, respectively (Note L)	111	82
Prepaid pension costs (Note E)	1,257	1,024
Regulatory assets (Note B)	1,861	1,866
Other deferred charges and noncurrent assets	266	196

TOTAL DEFERRED CHARGES, REGULATORY ASSETS AND NONCURRENT ASSETS	3,901	3,574

TOTAL ASSETS	$20,966	$19,667

The accompanying notes are an integral part of these financial statements

Consolidated Edison, Inc.

CONSOLIDATED BALANCE SHEET

	As at
	December 31, 2003	December 31, 2002

	(Millions of Dollars)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION
Common shareholders' equity (See Statement of Shareholders' Equity)	$6,423	$5,921
Preferred stock (See Statement of Capitalization)	213	213
Long-term debt (See Statement of Capitalization)	6,733	6,166

TOTAL CAPITALIZATION	13,369	12,300

MINORITY INTERESTS	42	9
NONCURRENT LIABILITIES
Obligations under capital leases (Note K)	36	38
Provision for injuries and damages (Note G)	194	197
Pensions and retiree benefits	205	206
Superfund and other environmental costs (Note G)	193	143
Independent power producer buyout	31	32
Other noncurrent liabilities	48	43

TOTAL NONCURRENT LIABILITIES	707	659

CURRENT LIABILITIES
Long-term debt due within one year	166	473
Notes payable	159	162
Accounts payable	905	925
Customer deposits	228	221
Accrued taxes	69	100
Accrued interest	102	94
System benefits charge	17	27
Accrued wages	79	82
Other current liabilities	186	191

TOTAL CURRENT LIABILITIES	1,911	2,275

DEFERRED CREDITS AND REGULATORY LIABILITIES
Deferred income taxes (Note M)	3,067	2,676
Deferred investment tax credits (Note A)	105	112
Regulatory liabilities (Note B)	1,759	1,632
Other deferred credits	6	4

TOTAL DEFERRED CREDITS AND REGULATORY LIABILITIES	4,937	4,424

TOTAL CAPITALIZATION AND LIABILITIES	$20,966	$19,667

The accompanying notes are an integral part of these financial statements

Consolidated Edison, Inc.

CONSOLIDATED INCOME STATEMENT

	For the Years Ended December 31,
	2003	2002	2001

	(Millions of Dollars/Except Share Data)
OPERATING REVENUES (Note A)
Electric	$6,863	$6,251	$6,888
Gas	1,492	1,204	1,466
Steam	537	404	504
Non-utility	935	643	531

TOTAL OPERATING REVENUES	9,827	8,502	9,389

OPERATING EXPENSES
Purchased power	3,926	3,201	3,380
Fuel	504	289	394
Gas purchased for resale	847	596	860
Other operations	1,134	962	1,067
Maintenance	353	387	430
Impairment Charges - Telecommunications and Other Unregulated Assets (Note H)	159	-	-
Depreciation and amortization (Note A)	529	495	526
Taxes, other than income taxes (Note A)	1,116	1,114	1,139
Income taxes (Notes A and M)	325	398	465

TOTAL OPERATING EXPENSES	8,893	7,442	8,261

OPERATING INCOME	934	1,060	1,128

OTHER INCOME (DEDUCTIONS)
Investment income (Note A)	4	2	8
Allowance for equity funds used during construction (Note A)	15	10	1
Other income	23	48	(4)
Other deductions	(16)	(20)	(28)
Income taxes (Notes A and M)	10	22	22

TOTAL OTHER INCOME (DEDUCTIONS)	36	62	(1)

INCOME BEFORE INTEREST CHARGES	970	1,122	1,127

Interest on long-term debt	401	386	397
Other interest	45	61	42
Allowance for borrowed funds used during construction (Note A)	(12)	(5)	(8)

NET INTEREST CHARGES	434	442	431

INCOME BEFORE PREFERRED STOCK DIVIDENDS	536	680	696

PREFERRED STOCK DIVIDEND REQUIREMENTS OF SUBSIDIARY	11	12	14

INCOME BEFORE CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES	525	668	682

CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES (NET OF INCOME TAX OF $(2) MILLION IN 2003 AND $15 MILLION IN 2002)	3	(22)	-

NET INCOME FOR COMMON STOCK	$528	$646	$682

EARNINGS PER COMMON SHARE - BASIC
Before cumulative effect of changes in accounting principles	$2.37	$3.14	$3.22

Cumulative effect of changes in accounting principles	$0.02	$(0.11)	$-

After cumulative effect of changes in accounting principles	$2.39	$3.03	$3.22

EARNINGS PER COMMON SHARE - DILUTED
Before cumulative effect of changes in accounting principles	$2.36	$3.13	$3.21

Cumulative effect of changes in accounting principles	$0.02	$(0.11)	$-

After cumulative effect of changes in accounting principles	$2.38	$3.02	$3.21

DIVIDENDS DECLARED PER SHARE OF COMMON STOCK	$2.24	$2.22	$2.20

AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC (IN MILLIONS)	220.9	213.0	212.1

AVERAGE NUMBER OF SHARES OUTSTANDING - DILUTED (IN MILLIONS)	221.8	214.0	212.9

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2003	2002	2001

	(Millions of Dollars)
NET INCOME FOR COMMON STOCK	$528	$646	$682
OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAXES
Investment in marketable equity securities, net of $1, $(1) and $(1) taxes in 2003, 2002 and 2001, respectively	1	(1)	(1)
Minimum pension liability adjustments, net of $0, $(3) and $(2) taxes in 2003, 2002 and 2001, respectively	-	(3)	(2)
Unrealized gains/(losses) on derivatives qualified as hedges due to cumulative effect of a change in acounting principle, net of ($6) taxes in 2001	-	-	(8)
Unrealized gains/(losses) on derivatives qualified as hedges, net of $9, $13 and $(22) taxes in 2003, 2002 and 2001, respectively	13	18	(31)
Less: Reclassification adjustment for gains/(losses) included in net income, net of $12, $(2) and $(10) taxes in 2003, 2002 and 2001, respectively	17	(2)	(15)

TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES	(3)	16	(27)

COMPREHENSIVE INCOME	$525	$662	$655

The accompanying notes are an integral part of these financial statements

Consolidated Edison, Inc.

CONSOLIDATED STATEMENT OF COMMON SHAREHOLDERS' EQUITY

							Capital Stock Expense	Accumulated Other Comprehensive Income/(Loss)
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock
	Shares	Amount			Shares	Amount			Total

	(Million of Dollars)
BALANCE AS OF DECEMBER 31, 2000	212,027,131	$24	$1,458	$5,041	23,460,963	$(1,013)	$(36)	$(2)	$5,472
Net income for common stock				682					682
Common stock dividends				(466)					(466)
Issuance of common shares - employee stock plan	230,113			(6)	(230,113)	11			5
Other comprehensive income/(loss)								(27)	(27)

BALANCE AS OF DECEMBER 31, 2001	212,257,244	$24	$1,458	$5,251	23,230,850	$(1,002)	$(36)	$(29)	$5,666

Net income for common stock				646					646
Common stock dividends				(473)					(473)
Issuance of common shares - dividend reinvestment and employee stock plans	1,675,690		69	(4)	(20,150)	1			66
Other comprehensive income/(loss)								16	16

BALANCE AS OF DECEMBER 31, 2002	213,932,934	$24	$1,527	$5,420	23,210,700	$(1,001)	$(36)	$(13)	$5,921

Net income for common stock				528					528
Common stock dividends				(492)					(492)
Issuance of common shares - public offering	9,570,000	1	380				(3)		378
Issuance of common shares - dividend reinvestment and employee stock plans	2,337,286		96	(5)					91
Other comprehensive income/(loss)								(3)	(3)

BALANCE AS OF DECEMBER 31, 2003	225,840,220	$25	$2,003	$5,451	23,210,700	$(1,001)	$(39)	$(16)	$6,423

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Twelve Months Ended December 31,
	2003	2002	2001

	(Millions of Dollars)
OPERATING ACTIVITIES
Income before preferred stock dividends	$536	$680	$696
PRINCIPAL NON-CASH CHARGES (CREDITS) TO INCOME
Depreciation and amortization	529	495	526
Deferred income taxes	418	315	6
Common equity component of allowance for funds used during construction	(15)	(10)	(1)
Prepaid pension costs (net of capitalized amounts)	(179)	(262)	(259)
Other non-cash charges	(10)	141	60
Impairment charge	159	-	-
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable - customers, less allowance for uncollectibles	(107)	(96)	297
Materials and supplies, including fuel and gas in storage	(87)	25	(20)
Prepayments, other receivables and other current assets	(32)	(88)	119
Recoverable energy costs	46	(101)	130
Accounts payable	(20)	243	(354)
Pensions and retiree benefits	(1)	19	7
Accrued taxes	(32)	(45)	81
Accrued interest	8	13	(5)
Deferred charges and regulatory assets	(24)	(164)	(46)
Deferred credits and regulatory liabilities	(30)	167	19
Transmission congestion contracts	159	120	5
Other assets	(71)	34	176
Other liabilities	72	36	150

NET CASH FLOWS FROM OPERATING ACTIVITIES	1,319	1,522	1,587

INVESTING ACTIVITIES
Utility construction expenditures (excluding capitalized support costs of $54, $64, and $61 in 2003, 2002 and 2001, respectively)	(1,292)	(1,204)	(1,104)
Cost of removal less salvage	(128)	(124)	(101)
Non-utility construction expenditures	(105)	(282)	(154)
Regulated companies' non-utility construction expenditures	(1)	(13)	-
Common equity component of allowance for funds used during construction	15	10	1
Nuclear fuel expenditures	-	-	(6)
Contributions to nuclear decommissioning trust	-	-	(89)
Divestiture of utility plants (net of federal income tax)	-	-	671
Investments by unregulated subsidiaries	(12)	(19)	(157)
Demolition and remediation costs for First Avenue properties	(4)	(2)	(2)

NET CASH FLOWS USED IN INVESTING ACTIVITIES	(1,527)	(1,634)	(941)

FINANCING ACTIVITIES
Net proceeds from short-term debt	(3)	(182)	40
Repayment/retirement of long-term debt	(856)	(311)	(310)
Additions to long-term debt	778	1,125	723
Issuance of common stock	431	25	-
Application of funds held for redemption of long-term debt	275	(275)	(328)
Refunding of preferred stock	-	(37)
Debt and equity issuance costs	(27)	(17)	(23)
Common stock dividends	(444)	(433)	(470)
Preferred stock dividends	(11)	(10)	(14)

NET CASH FLOWS FROM/(USED IN) FINANCING ACTIVITIES	143	(115)	(382)

CASH AND TEMPORARY CASH INVESTMENTS:
NET CHANGE FOR THE PERIOD	(65)	(227)	264
BALANCE AT BEGINNING OF PERIOD	132	359	95

BALANCE AT END OF PERIOD	67	132	359
LESS: RESTRICTED CASH	18	14	88

BALANCE: CASH AND TEMPORARY CASH INVESTMENTS	$49	$118	$271

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$381	$359	$358
Income taxes	$90	$226	$217

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.

CONSOLIDATED STATEMENT OF CAPITALIZATION

	Shares outstanding
	December 31, 2003	December 31, 2002	At December 31,
			2003	2002

			(Millions of Dollars)
TOTAL COMMON SHAREHOLDERS' EQUITY LESS ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)	225,840,220	213,932,934	$6,439	$5,934
ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)
Investment in marketable equity securities, net of $1 and $(2) taxes in 2003 and 2002, respectively			1	(2)
Minimum pension liability adjustment, net of $(5) and $(5) taxes in 2003 and 2002, respectively			(7)	(7)
Unrealized gains/(losses) on derivatives qualified as hedges, net of $(6) and $(15) taxes in 2003 and 2002, respectively			(8)	(21)
Less: Reclassification adjustment for gains/(losses) included in net income, net of $0 and $(12) taxes in 2003 and 2002, respectively			2	(17)

TOTAL ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAXES			(16)	(13)

TOTAL COMMON SHAREHOLDERS' EQUITY (SEE STATEMENT OF COMMON SHAREHOLDERS' EQUITY AND NOTE C)			$6,423	$5,921

PREFERRED STOCK OF SUBSIDIARY (NOTE C)
$5 Cumulative Preferred, without par value, authorized 1,915,319 shares	1,915,319	1,915,319	175	175
Cumulative Preferred, $100 par value, authorized 6,000,000 shares
4.65% Series C	153,296	153,296	16	16
4.65% Series D	222,330	222,330	22	22

TOTAL PREFERRED STOCK			213	213

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.

CONSOLIDATED STATEMENT OF CAPITALIZATION

Long-term debt (Note C)
	Interest Rate			At December 31,
Maturity		Series		2003		2002

				(Millions of Dollars)
Debentures:
2003	6-3/8%	1993D		-		150
2003	6.56	1993D		-		35
2004	7-5/8	1992B		150		150
2005	6-5/8	1995A		100		100
2005	6-5/8	2000C		350		350
2007	6.45	1997B		330		330
2007	7-1/8	1997J		20		20
2008	6-1/4	1998A		180		180
2008	6.15	1998C		100		100
2008	3-5/8	2003A		200		-
2009	7.15	1999B		200		200
2010	8-1/8	2000A		325		325
2010	7-1/2	2000A		55		55
2010	7-1/2	2000B		300		300
2012	5-5/8	2002A		300		300
2013	4-7/8	2002B		500		500
2013	3.85	2003B		200		-
2023	7-1/2	1993G		-		380
2026	7-3/4	1996A		100		100
2027	6-1/2	1997F		80		80
2028	7.10	1998B		105		105
2028	6.90	1998D		75		75
2029	7-1/8	1994A		150		150
2029	7.00	1999G		45		45
2033	5-7/8	2003A		175		-
2033	5.10	2003C		200		-
2039	7.35	1999A		275		275
2041	7-1/2	2001A		400		400
2042	7-1/4	2002A		325		325

Total debentures				5,240		5,030

Tax-exempt debt—notes issued to New York State Energy Research and Development Authority for Facilities Revenue Bonds:
2014	1.04%**	1994	*	55	***	55	***
2015	1.04**	1995	*	44		44
2020	5-1/4	1993B		128		128
2020	6.10	1995A		128		128
2022	5-3/8	1993C		20		20
2028	6.00	1993A		101		101
2029	7-1/8	1994A		100		100
2034	1.09**	1999A		292		292
2036	4.70	2001A	***	226		231
2036	1.10**	2001B		98		98

Total tax-exempt debt				1,192		1,197

Subordinated deferrable interest debentures:
2031	7-3/4%	1996A		-		275

Other long-term debt				491		164
Unamortized debt discount				(24)		(27)

Total				6,899		6,639
Less: long-term debt due within one year				166		473

Total long-term debt				6,733		6,166

Total capitalization				$13,369		$12,300

   * Issued for O&R pollution control financing.

 ** Rates reset weekly or by auction held every 35 days; December 31, 2003 rate shown.

*** See Note P.

The accompanying notes are an integral part of these financial statements.

REPORT OF INDEPENDENT AUDITORS

To the Stockholders and Board of Trustees of Consolidated Edison Company of New York, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Consolidated Edison Company of New York, Inc. and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
New York, NY
February 19, 2004

Consolidated Edison Company of New York, Inc.

CONSOLIDATED BALANCE SHEET

	As at
	December 31, 2003	December 31, 2002

	(Millions of Dollars)
ASSETS
UTILITY PLANT, AT ORIGINAL COST (Note A)
Electric	$11,324	$10,834
Gas	2,381	2,230
Steam	799	768
General	1,363	1,316

Total	15,867	15,148
Less: Accumulated depreciation	3,696	3,481

Net	12,171	11,667
Construction work in progress	1,247	966

NET UTILITY PLANT	13,418	12,633

NON-UTILITY PLANT (Note A)
Non-utility property	25	35

NET PLANT	13,443	12,668

CURRENT ASSETS
Cash and temporary cash investments (Note A)	33	88
Funds held for the redemption of long-term debt	-	275
Accounts receivable - customers, less allowance for uncollectible accounts of $30 and $29 in 2003 and 2002, respectively	692	602
Other receivables, less allowance for uncollectible accounts of $4 and $0 in 2003 and 2002, respectively	105	84
Accounts receivable - from affiliated companies	28	25
Fuel, at average cost	24	18
Gas in storage, at average cost	115	63
Materials and supplies, at average cost	89	83
Prepayments	74	56
Other current assets	58	53

TOTAL CURRENT ASSETS	1,218	1,347

INVESTMENTS	3	3

DEFERRED CHARGES, REGULATORY ASSETS AND NONCURRENT ASSETS
Prepaid pension costs (Note E)	1,257	1,024
Regulatory assets (Note B)	1,640	1,630
Other deferred charges and noncurrent assets	203	165

TOTAL DEFERRED CHARGES, REGULATORY ASSETS AND NONCURRENT ASSETS	3,100	2,819

TOTAL ASSETS	$17,764	$16,837

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

CONSOLIDATED BALANCE SHEET

	As at
	December 31, 2003	December 31, 2002

	(Millions of Dollars)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION
Common shareholder's equity (See Statement of Shareholder's Equity)	$5,482	$4,890
Preferred stock (See Statement of Capitalization)	213	213
Long-term debt (See Statement of Capitalization)	5,435	5,392

TOTAL CAPITALIZATION	11,130	10,495

NONCURRENT LIABILITIES
Obligations under capital leases (Note K)	36	38
Provision for injuries and damages (Note G)	184	188
Pensions and retiree benefits	107	108
Superfund and other environmental costs (Note G)	153	108
Independent power producer buyout	31	32
Other noncurrent liabilities	7	9

TOTAL NONCURRENT LIABILITIES	518	483

CURRENT LIABILITIES
Long-term debt due within one year	150	425
Notes payable	99	-
Accounts payable	713	743
Accounts payable to affiliated companies	12	20
Customer deposits	214	208
Accrued taxes	95	93
Accrued interest	88	80
System benefits charge	17	27
Accrued wages	76	76
Other current liabilities	133	131

TOTAL CURRENT LIABILITIES	1,597	1,803

DEFERRED CREDITS AND REGULATORY LIABILITIES
Deferred income taxes (Note A)	2,755	2,423
Deferred investment tax credits (Note A)	100	106
Regulatory liabilities (Note B)	1,664	1,527

TOTAL DEFERRED CREDITS AND REGULATORY LIABILITIES	4,519	4,056

TOTAL CAPITALIZATION AND LIABILITIES	$17,764	$16,837

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company Of New York, Inc.

CONSOLIDATED INCOME STATEMENT

	For the Years Ended December 31,
	2003	2002	2001

	(Millions of Dollars)
OPERATING REVENUES (Note A)
Electric	$6,334	$5,775	$6,350
Gas	1,295	1,045	1,268
Steam	537	404	504

TOTAL OPERATING REVENUES	8,166	7,224	8,122

OPERATING EXPENSES
Purchased power	3,124	2,622	2,819
Fuel	358	232	351
Gas purchased for resale	715	472	666
Other operations	835	752	868
Maintenance	322	360	404
Depreciation and amortization (Note A)	458	438	465
Taxes, other than income taxes (Note A)	1,040	1,040	1,067
Income taxes (Notes A and M)	372	354	435

TOTAL OPERATING EXPENSES	7,224	6,270	7,075

OPERATING INCOME	942	954	1,047

OTHER INCOME (DEDUCTIONS)
Investment income (Note A)	-	-	4
Allowance for equity funds used during construction (Note A)	15	10	1
Other income	27	42	-
Other deductions	(11)	(9)	(12)
Income taxes (Notes A and M)	5	12	8

TOTAL OTHER INCOME (DEDUCTIONS)	36	55	1

INCOME BEFORE INTEREST CHARGES	978	1,009	1,048

Interest on long-term debt	346	345	360
Other interest	42	52	32
Allowance for borrowed funds used during construction (Note A)	(12)	(5)	(7)

NET INTEREST CHARGES	376	392	385

INCOME BEFORE PREFERRED STOCK DIVIDENDS	602	617	663

PREFERRED STOCK DIVIDEND REQUIREMENTS	11	12	14

NET INCOME FOR COMMON STOCK	$ 591	$ 605	$ 649

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2003	2002	2001

	(Millions of Dollars)
NET INCOME FOR COMMON STOCK	$591	$605	$649
OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAXES
Minimum pension liability adjustments, net of $0, $(2) and $(1) taxes in 2003, 2002 and 2001, respectively	-	(3)	(2)
Unrealized gains/(losses) on derivatives qualified as hedges, net of $0, $2, and $(4) taxes in 2003, 2002 and 2001, respectively	(1)	3	(5)
Less: Reclassification adjustment for gains/(losses) included in net income, net of $0, $1 and $(2) taxes in 2003, 2002 and 2001, respectively	(1)	1	(3)

TOTAL OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAXES	-	(1)	(4)

COMPREHENSIVE INCOME	$591	$604	$645

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

CONSOLIDATED STATEMENT OF COMMON SHAREHOLDER'S EQUITY

			Additional Paid-In Capital		Repurchased Con Edison Stock	Capital Stock Expense	Accumulated Other Comprehensive Income/(Loss)
	Common Stock			Retained Earnings
	Shares	Amount						Total

	(Millions of Dollars)
BALANCE AS OF DECEMBER 31, 2000	235,488,094	$589	$893	$3,996	$(962)	$(36)	$-	$4,480
Net income before preferred stock dividends				663				663
Common stock dividends				(460)				(460)
Cumulative preferred dividends				(14)				(14)
Other comprehensive income/(loss)							(4)	(4)

BALANCE AS OF DECEMBER 31, 2001	235,488,094	$589	$893	$4,185	$(962)	$(36)	$(4)	$4,665

Net income before perferred stock dividends				618				618
Common stock dividends				(379)				(379)
Cumulative preferred dividends				(12)				(12)
Other comprehensive income/(loss)							(2)	(2)

BALANCE AS OF DECEMBER 31, 2002	235,488,094	$589	$893	$4,412	$(962)	$(36)	$(6)	$4,890

Net income before perferred stock dividends				602				602
Common stock dividends				(377)				(377)
Cumulative preferred dividends				(11)				(11)
Capital contribution by parent			381			(3)		378

BALANCE AS OF DECEMBER 31, 2003	235,488,094	$589	$1,274	$4,626	$(962)	$(39)	$(6)	$5,482

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Twelve Months Ended December 31,
	2003	2002	2001

	(Millions of Dollars)
OPERATING ACTIVITIES
Income before preferred stock dividends	$602	$617	$663
PRINCIPAL NON-CASH CHARGES (CREDITS) TO INCOME
Depreciation and amortization	458	438	465
Deferred income taxes	374	270	(50)
Common equity component of allowance for funds used during construction	(15)	(10)	(1)
Prepaid pension costs (net of capitalized amounts)	(179)	(262)	(259)
Other non-cash charges	(10)	173	151
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable - customers, less allowance for uncollectibles	(90)	(75)	216
Materials and supplies, including fuel and gas in storage	(63)	20	(16)
Prepayments, other receivables and other current assets	(49)	(33)	133
Recoverable energy costs	47	(102)	153
Accounts payable	(30)	152	(280)
Pensions and retiree benefits	-	6	(3)
Accrued taxes	2	(49)	92
Accrued interest	8	7	(5)
Deferred charges and regulatory assets	(40)	(171)	-
Deferred credits and regulatory liabilities	(22)	181	9
Transmission congestion contracts	159	120	5
Other assets	(17)	(16)	(17)
Other liabilities	34	44	50

NET CASH FLOWS FROM OPERATING ACTIVITIES	1,169	1,310	1,306

INVESTING ACTIVITIES
Construction expenditures (excluding capitalized support costs of $54, $64 and $61 in 2003, 2002 and 2001, respectively)	(1,221)	(1,146)	(1,045)
Non-utility construction expenditures	(1)	(13)	-
Cost of removal less salvage	(126)	(122)	(99)
Nuclear fuel expenditures	-	-	(6)
Contributions to nuclear decommissioning trust	-	-	(89)
Divestiture of utility plant (net of federal income taxes)	-	-	671
Common equity component of allowance for funds used during construction	15	10	1
Demolition and remediation costs for First Avenue properties	(4)	(2)	(2)

NET CASH FLOWS USED IN INVESTING ACTIVITIES	(1,337)	(1,273)	(569)

FINANCING ACTIVITIES
Net proceeds from short-term debt	99	-	(140)
Retirement of long-term debt	(805)	(300)	(300)
Issuance of long-term debt	575	800	723
Application of funds held for redemption of long-term debt	275	(275)	(328)
Refunding of preferred stock	-	(37)	-
Debt and equity issuance costs	(25)	(8)	(23)
Capital contribution by parent	381	-	-
Dividend to parent	(376)	(384)	(460)
Preferred stock dividends	(11)	(10)	(14)

NET CASH FLOWS FROM/(USED IN) FINANCING ACTIVITIES	113	(214)	(542)

CASH AND TEMPORARY CASH INVESTMENTS:
NET CHANGE FOR THE PERIOD	(55)	(177)	195
BALANCE AT BEGINNING OF PERIOD	88	265	70

BALANCE AT END OF PERIOD	$33	$88	$265

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$327	$326	$322
Income taxes	$127	$219	$221

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

CONSOLIDATED STATEMENT OF CAPITALIZATION

	Shares outstanding
	December 31, 2003	December 31, 2002	At December 31,
			2003	2002

			(Millions of Dollars)
TOTAL COMMON SHAREHOLDER'S EQUITY LESS ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)	235,488,094	235,488,094	$5,488	$4,896
Minimum pension liability adjustment, net of $(4) and $(4) taxes in 2003 and 2002, respectively			(6)	(6)
Unrealized gains/(losses) on derivatives qualified as hedges, net of $(1) and $(1) taxes in 2003 and 2002, respectively			(3)	(2)
Less: Reclassification adjustment for gains/(losses) included net income, net of $(2) and $(2) taxes in 2003 and 2002, respectively			(3)	(2)

TOTAL ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAXES			(6)	(6)

TOTAL COMMON SHAREHOLDER'S EQUITY (SEE STATEMENT OF COMMON SHAREHOLDER'S EQUITY AND NOTE C)			$5,482	$4,890

PREFERRED STOCK (NOTE C)
$5 Cumulative Preferred, without par value, authorized 1,915,319 shares	1,915,319	1,915,319	175	175
Cumulative Preferred, $100 par value, authorized 6,000,000 shares
4.65% Series C	153,296	153,296	16	16
4.65% Series D	222,330	222,330	22	22

TOTAL PREFERRED STOCK			213	213

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

CONSOLIDATED STATEMENT OF CAPITALIZATION

Long-term debt (Note C)
	Interest Rate			At December 31,
Maturity		Series		2003	2002

				(Millions of Dollars)
Debentures:
2003	6-3/8%	1993D		-	150
2004	7-5/8	1992B		150	150
2005	6-5/8	1995A		100	100
2005	6-5/8	2000C		350	350
2007	6.45	1997B		330	330
2008	6-1/4	1998A		180	180
2008	6.15	1998C		100	100
2009	7.15	1999B		200	200
2010	8-1/8	2000A		325	325
2010	7-1/2	2000B		300	300
2012	5-5/8	2002A		300	300
2013	4-7/8	2002B		500	500
2013	3.85	2003B		200	-
2023	7-1/2	1993G		-	380
2026	7-3/4	1996A		100	100
2028	7.10	1998B		105	105
2028	6.90	1998D		75	75
2029	7-1/8	1994A		150	150
2033	5-7/8	2003A		175	-
2033	5.10	2003C		200	-
2039	7.35	1999A		275	275
2041	7-1/2	2001A		400	400

Total debentures				4,515	4,470

Tax-exempt debt—notes issued to New York State Energy Research and Development Authority for Facilities Revenue Bonds:
2020	5-1/4%	1993B		128	128
2020	6.10	1995A		128	128
2022	5-3/8	1993C		20	20
2028	6.00	1993A		101	101
2029	7-1/8	1994A		100	100
2034	1.09 *	1999A		292	292
2036	4.70	2001A	**	226	231
2036	1.10 *	2001B		98	98

Total tax-exempt debt				1,093	1,098

Subordinated deferrable interest debentures:
2031	7-3/4%	1996A		-	275

Unamortized debt discount				(23)	(26)

Total				5,585	5,817
Less: long-term debt due within one year				150	425

Total long-term debt				5,435	5,392

Total capitalization				$11,130	$10,495

 * Rates reset weekly or by auction held every 35 days; December 31, 2003 rate shown.

** See Note P.

The accompanying notes are an integral part of these financial statements.

REPORT OF INDEPENDENT AUDITORS

To the Stockholder and Board of Directors of Orange and Rockland Utilities, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Orange and Rockland Utilities, Inc. and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
New York, NY
February 19, 2004

Orange and Rockland Utilities, Inc.

CONSOLIDATED BALANCE SHEET

	As at
	December 31, 2003	December 31, 2002

	(Millions of Dollars)
ASSETS
UTILITY PLANT, AT ORIGINAL COST (Note A)
Electric	$773	$734
Gas	318	300
General	119	118

Total	1,210	1,152
Less: accumulated depreciation	373	366

Net	837	786
Construction work in progress	29	23

NET UTILITY PLANT	866	809

NON-UTILITY PLANT (Note A)
Non-utility property	-	3

NET PLANT	866	812

CURRENT ASSETS
Cash and temporary cash investments (Note A)	9	2
Restricted cash	1	-
Accounts receivable – customers, less allowance for uncollectible accounts of $2 in 2003 and 2002	57	54
Accrued unbilled revenue (Note A)	18	20
Other accounts receivable, less allowance for uncollectible accounts of $2 and $1 in 2003 and 2002, respectively	8	4
Accounts receivable from affiliated companies	11	12
Gas in storage, at average cost	29	16
Materials and supplies, at average cost	6	6
Prepayments	17	12
Other current assets	10	9

TOTAL CURRENT ASSETS	166	135

DEFERRED CHARGES, REGULATORY ASSETS AND NONCURRENT ASSETS
Regulatory assets (Note B)	221	236
Other deferred charges and noncurrent assets	16	18

TOTAL DEFERRED CHARGES, REGULATORY ASSETS AND NONCURRENT ASSETS	237	254

TOTAL ASSETS	$1,269	$1,201

The accompanying notes are an integral part of these financial statements.

Orange and Rockland Utilities, Inc.

CONSOLIDATED BALANCE SHEET

	As at
	December 31, 2003	December 31, 2002

	(Millions of Dollars)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION
Common shareholder's equity (See Statement of Shareholder's Equity)	$370	$348
Long-term debt (See Statement of Capitalization)	301	301

TOTAL CAPITALIZATION	671	649

NONCURRENT LIABILITIES
Pensions and retiree benefits	98	98
Hedges on variable rate long-term debt (Note P)	17	19
Superfund and other environmental costs (Note G)	40	35
Provision for injuries and damages (Note G)	10	9

TOTAL NONCURRENT LIABILITIES	165	161

CURRENT LIABILITIES
Long-term debt due within one year	-	35
Notes payable	15	1
Accounts payable	71	60
Accounts payable to affiliated companies	33	16
Customer deposits	14	13
Accrued taxes	4	1
Accrued interest	6	8
Other current liabilities	8	9

TOTAL CURRENT LIABILITIES	151	143

DEFERRED CREDITS AND REGULATORY LIABILITIES
Deferred income taxes (Note A)	178	134
Deferred investment tax credits (Note A)	5	6
Regulatory liabilities (Note B)	95	105
Other deferred credits	4	3

TOTAL DEFERRED CREDITS AND REGULATORY LIABILITIES	282	248

TOTAL CAPITALIZATION AND LIABILITIES	$1,269	$1,201

The accompanying notes are an integral part of these financial statements.

Orange and Rockland Utilities, Inc.

CONSOLIDATED INCOME STATEMENT

	For the Years Ended December 31,
	2003	2002	2001

	(Millions of Dollars)
OPERATING REVENUES (NOTE A)
Electric	$530	$476	$538
Gas	197	159	198

TOTAL OPERATING REVENUES	727	635	736

OPERATING EXPENSES
Purchased power	251	220	290
Gas purchased for resale	120	89	129
Other operations	139	116	115
Maintenance	31	27	26
Depreciation and amortization (Note A)	34	34	33
Taxes, other than income taxes (Note A)	50	52	54
Income taxes (Notes A and M)	34	25	26

TOTAL OPERATING EXPENSES	659	563	673

OPERATING INCOME	68	72	63

OTHER INCOME (DEDUCTIONS)
Investment income (Note A)	2	1	1
Other income	(2)	-	-
Other deductions	(2)	-	(1)
Income taxes (Notes A and M)	-	-	1

TOTAL OTHER INCOME (DEDUCTIONS)	(2)	1	1

INCOME BEFORE INTEREST CHARGES	66	73	64

Interest on long-term debt	19	21	22
Other interest	2	7	3
Allowance for borrowed funds used during construction (Note A)	-	-	(1)

NET INTEREST CHARGES	21	28	24

NET INCOME FOR COMMON STOCK	$45	$45	$40

The accompanying notes are an integral part of these financial statements.

Orange and Rockland Utilities, Inc.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2003	2002	2001

	(Millions of Dollars)
NET INCOME FOR COMMON STOCK	$45	$45	$40
OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAXES
Investment in marketable equity securities, net of $1, $(1) and $(1) taxes in 2003, 2002 and 2001, respectively	1	(1)	(1)
Unrealized gains/(losses) on derivatives qualified as hedges due to the cumulative effect of a change in accounting principle, net of $0, $0 and $(6) taxes in 2003, 2002 and 2001, respectively	-	-	(8)
Unrealized gains/(losses) on derivatives qualified as hedges, net of $2, $(3), and $(1) taxes in 2003, 2002 and 2001, respectively	3	(4)	(1)
Less: Reclassification adjustment for gains/(losses) included in net income, net of $0, $(1) and $(1) taxes, in 2003, 2002 and 2001, respectively	(1)	(1)	(1)

TOTAL OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAXES	5	(4)	(9)

COMPREHENSIVE INCOME	$50	$41	$31

The accompanying notes are an integral part of these financial statements.

Orange and Rockland Utilities, Inc.

CONSOLIDATED STATEMENT OF COMMON SHAREHOLDER'S EQUITY

					Accumulated Other Comprehensive Income/(Loss)
	Common Stock		Additional Paid-In Capital	Retained Earnings
	Shares	Amount				Total

	(Millions of Dollars)
BALANCE AS OF DECEMBER 31, 2000	1,000	$-	$194	$140	$(1)	$333
Net income for common stock				40		40
Dividend to parent				(28)		(28)
Other comprehensive income/(loss)					(10)	(10)

BALANCE AS OF DECEMBER 31, 2001	1,000	$-	$194	$152	$(11)	$335

Net income for common stock				45		45
Dividend to parent				(28)		(28)
Other comprehensive income/(loss)					(4)	(4)

BALANCE AS OF DECEMBER 31, 2002	1,000	$-	$194	$169	$(15)	$348

Net income for common stock				45		45
Dividend to parent				(28)		(28)
Other comprehensive income/(loss)					5	5

BALANCE AS OF DECEMBER 31, 2003	1,000	$-	$194	$186	$(10)	$370

The accompanying notes are an integral part of these financial statements.

Orange and Rockland Utilities, Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Years Ended December 31,
	2003	2002	2001

	(Millions of Dollars)
OPERATING ACTIVITIES
Net income for common stock	$45	$45	$40
PRINCIPAL NON-CASH CHARGES (CREDITS) TO INCOME
Depreciation and amortization	34	34	33
Deferred income taxes	44	4	3
Gain on non-utility property	(1)	-	-
Other non-cash charges	(16)	(1)	(2)
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable - customers, less allowance for uncollectibles	(3)	(9)	38
Accounts receivable from affiliated companies	1	(12)	-
Materials and supplies, including gas in storage	(13)	5	(5)
Prepayments, other receivables and other current assets	(6)	10	20
Recoverable energy costs	(11)	(13)	(12)
Pensions and retiree benefits	-	12	9
Accounts payable	11	8	(6)
Accounts payable to affiliated companies	17	13	(6)
Accrued taxes	3	(2)	(2)
Accrued interest	(2)	1	-
Deferred charges and regulatory assets	19	7	(9)
Deferred credits and regulatory liabilities	(3)	(2)	(10)
Other assets	4	4	9
Other liabilities	5	-	7

NET CASH FLOWS FROM OPERATING ACTIVITIES	128	104	107

INVESTING ACTIVITIES
Utility construction expenditures	(71)	(58)	(59)
Cost of removal less salvage	(2)	(2)	(2)
Proceeds from sale of land	2	-	-

NET CASH FLOWS USED IN INVESTING ACTIVITIES	(71)	(60)	(61)

FINANCING ACTIVITIES
Net proceeds from/(retirement of) short-term debt	14	(16)	(24)
Retirement of long-term debt	(35)	-	-
Dividend to parent	(28)	(28)	(28)

NET CASH FLOWS USED IN FINANCING ACTIVITIES	(49)	(44)	(52)

CASH AND TEMPORARY CASH INVESTMENTS:
NET CHANGE FOR THE PERIOD	8	-	(6)
BALANCE AT BEGINNING OF PERIOD	2	2	8

BALANCE AT END OF PERIOD	$10	$2	$2
LESS RESTRICTED CASH	$1	$-	$-

BALANCE: CASH AND TEMPORARY INVESTMENTS	$9	$2	2

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid/ (received) during the period for:
Interest	$21	$19	$22
Income taxes	(17)	17	22

The accompanying notes are an integral part of these financial statements.

Orange and Rockland Utilities, Inc.

CONSOLIDATED STATEMENT OF CAPITALIZATION

	Shares outstanding
	December 31, 2003	December 31, 2002	At December 31,
			2003	2002

			(Millions of Dollars)
COMMON SHAREHOLDER'S EQUITY LESS ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)	1,000	1,000	$380	$363
Investment in marketable securities, net of $(1) and $(2) taxes in 2003 and 2002, respectively			-	(3)
Unrealized gains/(losses) on derivatives qualified as hedges net of $(8) and $(10) taxes in 2003 and 2002, respectively			(11)	(14)
Less: Reclassification adjustment for gains/(losses) included in net income net of $(2) and $(2) taxes in 2003 and 2002, respectively			(1)	(2)

TOTAL ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAXES			(10)	(15)

COMMON SHAREHOLDER'S EQUITY (See Statement of Common Shareholder's Equity and Note C)			$370	$348

LONG-TERM DEBT (Note C) MATURITY	Interest Rate		Series
Debentures:
2003	6.560%		1993D	-	35
2007	7.125		1997J	20	20
2010	7.50		2000A	55	55
2018	7.07		1998C	3	3
2027	6.50		1997F	80	80
2029	7.0		1999G	45	45

TOTAL DEBENTURES				203	238

TAX-EXEMPT DEBT—NOTES ISSUED TO NEW YORK STATE ENERGY RESEARCH AND DEVELOPMENT AUTHORITY FOR POLLUTION CONTROL REVENUE BONDS:
2014	1.04	%*	1994**	55	55
2015	1.04*		1995	44	44

TOTAL TAX-EXEMPT DEBT				99	99

UNAMORTIZED DEBT DISCOUNT				(1)	(1)

Total				301	336
Less: Long-term debt due within one year				-	35

TOTAL LONG-TERM DEBT				301	301

TOTAL CAPITALIZATION				$671	$649

*     Rate reset weekly or by auction held every 35 days; December 31, 2003 rate shown.

**    See Note P.

The accompanying notes are an integral part of these financial statements.

NOTES TO THE FINANCIAL STATEMENTS

General

These combined notes accompany and form an integral part of the consolidated financial statements of each of Consolidated Edison, Inc., a holding company, and its subsidiaries (Con Edison), Consolidated Edison Company of New York, Inc. and its subsidiaries (Con Edison of New York) and Orange & Rockland Utilities, Inc. and its subsidiaries (O&R). Con Edison of New York and O&R, which are regulated utilities, are subsidiaries of Con Edison. Con Edison also has the following unregulated subsidiaries: Consolidated Edison Solutions, Inc. (Con Edison Solutions), a retail energy services company that sells electricity and gas to delivery customers of utilities, including Con Edison of New York and O&R, and also offers energy-related services; Consolidated Edison Energy, Inc. (Con Edison Energy), a wholesale energy supply company; Consolidated Edison Development, Inc. (Con Edison Development), a company that owns and operates generating plants and energy and other infrastructure projects; and Con Edison Communications, LLC (Con Edison Communications), a company that builds and operates fiber optic networks to provide telecommunications services. Con Edison of New York and O&R are referred to in these notes as the "Utilities." Con Edison and the Utilities are collectively referred to in these combined notes as the "Companies." Neither Con Edison of New York nor O&R makes any representation as to information relating to Con Edison or the subsidiaries of Con Edison other than itself.

Note A - Summary of Significant Accounting Policies

Principles of Consolidation

Con Edison's consolidated financial statements include the accounts of Con Edison and its consolidated subsidiaries, including the Utilities. All intercompany balances and transactions have been eliminated.

Accounting Policies

The accounting policies of Con Edison and its subsidiaries conform to accounting principles generally accepted in the United States of America. For the Utilities, these accounting principles include the Financial Accounting Standards Board's (FASB) Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation," and, in accordance with SFAS No. 71, the accounting requirements of the Federal Energy Regulatory Commission (FERC) and the state public utility regulatory commissions having jurisdiction.

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

The Utilities' principal regulatory assets and liabilities are detailed in Note B. The Utilities are receiving or being credited with a return on all of their regulatory assets for which a cash outflow has been made,

NOTES TO THE FINANCIAL STATEMENTS -- CONTINUED

and are paying or being charged with a return on all of their regulatory liabilities for which a cash inflow has been received. The Utilities' regulatory assets and liabilities will be recovered from customers, or applied for customer benefit, in accordance with rate provisions approved by the applicable public utility regulatory commission.

Other significant accounting policies of the Companies are referenced in Note E (Pension Benefits), Note F (Other Postretirement Benefits), Note K (Leases), Note L (Goodwill and Intangible Assets) and Note P (Derivative Instruments and Hedging Activities) to the financial statements.

Plant and Depreciation

Utility Plant

Utility plant is stated at original cost. The capitalized cost of additions to utility plant includes indirect costs such as engineering, supervision, payroll taxes, pensions, other benefits and an allowance for funds used during construction (AFDC). The original cost of property is charged to accumulated depreciation as property is retired. The cost of repairs and maintenance is charged to expense and the cost of betterments is capitalized. At December 31, 2003, the Utilities reclassified the cost of removal less salvage value originally included in the accumulated depreciation reserve to a regulatory liability in accordance with SFAS No. 143, "Accounting for Asset Retirement Obligations." The amounts reclassified for Con Edison, Con Edison of New York and O&R were $777 million, $721 million and $56 million in 2003 and $813 million, $773 million and $40 million in 2002, respectively.

Rates used for AFDC include the cost of borrowed funds and a reasonable rate on the regulated utilities own funds when so used, determined in accordance with regulations of the FERC and the state public utility regulatory authority having jurisdiction. The rate is compounded semiannually, and the amounts applicable to borrowed funds are treated as a reduction of interest charges, while the amounts applicable to the regulated utilities' own funds are credited to other income (deductions). The AFDC rates for the Utilities were as follows:

	For the Years Ended December 31,
	2003	2002	2001

Con Edison of New York	7.1%	6.8%	6.8%
O&R	1.1%	8.4%	4.6%

The Utilities generally compute annual charges for depreciation using the straight-line method for financial statement purposes, with rates based on average service lives and net salvage factors.

The average depreciation rates for the Utilities were as follow:

	For the Years Ended December 31,
	2003	2002	2001

Con Edison of New York	3.0%	3.0%	3.1%
O&R	3.1%	3.3%	3.3%

NOTES TO THE FINANCIAL STATEMENTS -- CONTINUED

The estimated lives for utility plant for Con Edison of New York range from 25 to 80 years for electric, 15 to 85 years for gas, 30 to 75 years for steam and 8 to 50 years for general plant. For O&R, the estimated lives for utility plant range from 5 to 65 years for electric, 7 to 75 years for gas and 5 to 55 years for general plant.

Non-Utility Plant

Non-utility plant is stated at original cost. For the Utilities, non-utility plant consists primarily of land and telecommunication facilities that are currently not utilized within electric, gas or steam utility operations. For Con Edison's unregulated subsidiaries, non-utility plant consists primarily of generating assets and telecommunication facilities. Depreciation on these assets is computed using the straight-line method for financial statement purposes over their estimated useful lives, which range from 5 to 40 years for generating assets, 3 to 20 years for telecommunication facilities and 3 to 50 years for other property.

The average non-utility depreciation rates for Con Edison Development and Con Edison Communications were as follows:

	For the Years Ended December 31,
	2003	2002	2001

Con Edison Development	3.0%	3.9%	4.0%
Con Edison Communications	8.4%	10.0%	5.8%

In 2002, in accordance with SFAS No. 34, "Capitalization of Interest Costs," Con Edison capitalized interest on its borrowings associated with the unregulated subsidiaries' capital projects in progress. Capitalized interest is added to the asset cost, and is amortized over the useful lives of the assets. The amount of such capitalized interest cost for 2003 and 2002 was $6 million and $14 million, respectively. No amounts were capitalized in 2001.

Revenues

The Utilities and Con Edison Solutions recognize revenues for electric, gas or steam service on a monthly billing cycle basis. The Utilities defer over a 12-month period all net interruptible gas revenues not authorized by the New York State Public Service Commission (PSC) to be retained by the Utilities for refund to firm gas sales and transportation customers. O&R and Con Edison Solutions accrue revenues at the end of each month for estimated energy usage not yet billed to customers, while Con Edison of New York does not accrue such revenues, in accordance with current regulatory agreements. Unbilled revenues included in Con Edison's and O&R's balance sheets at December 31, 2003 and 2002 were as follows:

(Millions of Dollars)	2003	2002

Con Edison	$61	$54
O&R	$18	$20

NOTES TO THE FINANCIAL STATEMENTS -- CONTINUED

Recoverable Energy Costs

The Utilities generally recover all of their prudently incurred fuel, purchased power and gas costs, including hedging gains and losses, in accordance with rate provisions approved by the applicable state public utility commissions. If the actual energy costs for a given month are more or less than the amounts billed to customers for that month, the difference is recoverable from or refundable to customers. Differences between actual and billed energy costs are generally deferred for charge or refund to customers during the next billing cycle (normally within one or two months). For Con Edison of New York, rate provisions also include a possible incentive or penalty of up to $25 million annually relating to electric costs (see "Energy Price Hedging" in Note P). For O&R gas costs, differences between actual and billed gas costs during the 12-month period ending each August are charged or refunded to customers during a subsequent 12-month period.

The difference between purchased power costs initially billed to the Utilities by the New York Independent System Operator (NYISO) and the cost of power subsequently determined by the NYISO to have actually been supplied is refunded by the NYISO to the Utilities, or paid to the NYISO by the Utilities. The reconciliation payments or receipts are recoverable from or refundable to the Utilities' customers. At December 31, 2003, Con Edison of New York had deferred $134 million of refunds received from the NYISO as a regulatory liability. In New Jersey, O&R's subsidiary purchases energy under competitive bidding supervised by the New Jersey Board of Public Utilities (NJBPU) for contracts ranging from one to three years. Base rates are adjusted to conform to contracted amounts when new contracts take effect and differences between actual costs and revenues collected, chiefly attributable to differences between estimated and actual customer consumption, are reconciled at a later date. See "Rate and Restructuring Agreements - Electric" in Note B for 2003 NJBPU ruling regarding previously deferred purchased power costs. In Pennsylvania, O&R's subsidiary recovers fuel costs based on a rate allowed by the Pennsylvania Public Utility Commission (PPUC).

Temporary Cash Investments

Temporary cash investments are short-term, highly liquid investments that generally have maturities of three months or less. They are stated at cost, which approximates market. The Companies consider temporary cash investments to be cash equivalents.

Investments

Investments consist primarily of the investments of Con Edison's unregulated subsidiaries, which, depending on the subsidiaries' percentage ownership, are recorded at cost, accounted for under the equity method or accounted for as leveraged leases in accordance with SFAS No. 13, "Accounting for Leases." See Note K for a discussion of investments in Lease In/Lease Out transactions and Note H for a discussion of Con Edison Development's impairment charge related to its Genor generating asset. Con Edison of New York's investments are recorded under the equity method.

NOTES TO THE FINANCIAL STATEMENTS -- CONTINUED

Federal Income Tax

In accordance with SFAS No. 109, "Accounting for Income Taxes," the Companies have recorded an accumulated deferred federal income tax liability for temporary differences between the book and tax bases of assets and liabilities at current tax rates. In accordance with rate agreements, the Utilities have recovered amounts from customers for a portion of the tax liability they will pay in the future as a result of the reversal or "turn-around" of these temporary differences. As to the remaining tax liability, in accordance with SFAS No. 71, the Utilities have established regulatory assets for the net revenue requirements to be recovered from customers for the related future tax expense (see Note M). In 1993, the PSC issued a Policy Statement approving accounting procedures consistent with SFAS No. 109 and providing assurances that these future increases in taxes will be recoverable in rates.

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

State Income Tax

The New York State tax laws applicable to utility companies were changed effective January 1, 2000. Certain revenue-based taxes were repealed or reduced and replaced by a net income-based tax. In June 2001, the PSC issued its final Order relating to the tax law changes. It authorized each utility to use deferral accounting to record the difference between taxes being collected and the actual tax expense under the new tax law until that expense is incorporated in base rates.

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

NOTES TO THE FINANCIAL STATEMENTS -- CONTINUED

Research and Development Costs

Research and development costs are charged to operating expenses as incurred. Research and development costs were as follows:

	For the Years Ended December 31,
(Millions of Dollars)	2003	2002	2001

Con Edison	$11	$11	$14
Con Edison of New York	$10	$11	$14
O&R	$1	$-	$-

Reclassification

Certain prior year amounts have been reclassified to conform with the current year presentation.

Earnings Per Common Share

In accordance with SFAS No. 128, "Earnings per Share," Con Edison presents basic and diluted earnings per share on the face of its consolidated income statement. Basic earnings per share is calculated by dividing earnings available to common shareholders ("Net income for common stock" on Con Edison's consolidated income statement) by the weighted average number of Con Edison common shares outstanding during the period. In the calculation of diluted EPS, weighted average shares outstanding are increased for additional shares that would be outstanding if potentially dilutive securities were converted to common stock.

Potentially dilutive securities for Con Edison consist of restricted stock and stock options whose exercise price is less than the average market price of the common shares during the reporting period. See Note N.

NOTES TO THE FINANCIAL STATEMENTS -- CONTINUED

Basic and diluted EPS for Con Edison are calculated as follows:

	For the Years Ended December 31,
(Millions of Dollars/Shares in Millions)	2003	2002	2001

Income before cumulative effect of changes in accounting principles	$525	$668	$682
Cumulative effect of changes in accounting principles, net of tax	3	(22)	-

Net income for common stock	$528	$646	$682

Average number of shares outstanding - Basic	221	213	212
Add: Incremental shares attributable to effect of potentially dilutive securities	1	1	1

Average number of shares outstanding - Diluted	222	214	213

EARNINGS PER COMMON SHARE - BASIC
Before cumulative effect of changes in accounting principles	$2.37	$3.14	$3.22
Cumulative effect of changes in accounting principles	0.02	(0.11)	-

After cumulative effect of changes in accounting principles	$2.39	$3.03	$3.22

EARNINGS PER COMMON SHARE - DILUTED
Before cumulative effect of changes in accounting principles	$2.36	$3.13	$3.21
Cumulative effect of changes in accounting principles	0.02	(0.11)	-

After cumulative effect of changes in accounting principles	$2.38	$3.02	$3.21

Stock options to purchase 7 million, 6 million and 5 million Con Edison common shares for the years ended December 31, 2003, 2002 and 2001, respectively, were not included in the respective period's computation of diluted earnings per share because the exercise price of the option was greater than the average market price of the common shares.

NOTES TO THE FINANCIAL STATEMENTS -- CONTINUED

Stock-Based Compensation

Con Edison accounts for its stock-based compensation plans using the intrinsic value model of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and its related interpretations. All options and units granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. No compensation expense has been reflected in the income statement for any period presented except as shown below and as described in Note N. The following table illustrates the effect on net income and earnings per share if Con Edison had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure—An Amendment of FASB Statement No. 123," for the purposes of recognizing compensation expense on employee stock-based arrangements.

	Con Edison			Con Edison of New York			O&R

(Millions of Dollars/Shares in Millions)	2003	2002	2001	2003	2002	2001	2003	2002	2001

Net income for common stock, as reported	$528	$646	$682	$591	$605	$649	$45	$45	$40
Add: Stock-based compensation expense included in reported net income, net of related tax effects	3	6	3	3	6	3	-	-	-
Deduct: Total stock-based compensation expense determined under fair value method for all awards, net of related tax effects	8	13	7	7	12	6	-	-	-

Pro forma net income for common stock	$523	$639	$678	$587	$599	$646	$45	$45	$40

Average number of shares outstanding - Basic	221	213	212
Add: Incremental shares attributable to effect of dilutive securities	1	1	1

Average number of shares outstanding - Diluted	222	214	213

Earnings per share:
Basic - as reported	$2.39	$3.03	$3.22
Basic - pro forma	$2.37	$3.00	$3.19

Diluted - as reported	$2.38	$3.02	$3.21
Diluted - pro forma	$2.36	$2.99	$3.18

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

NOTES TO THE FINANCIAL STATEMENTS -- CONTINUED

Note B - Regulatory Matters

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

At December 31, 2003, approximately 92,000 Con Edison of New York customers representing approximately 28 percent of aggregate customer peak load were purchasing electricity from other suppliers under the electric retail access program (which is available to all of the company's electric customers). The company delivers electricity to customers in this program through its regulated transmission and distribution systems. In general, its delivery rates for retail access customers are equal to the full-service rates applicable to other comparable customers, less an amount reflecting costs otherwise associated with supplying customers with energy and capacity.

Pursuant to the 1997 Restructuring Agreement, Con Edison of New York reduced electric rates, on an annual basis, by $129 million in 1998, $80 million in April 1999, $103 million in April 2000 and $209 million in April 2001. The effect of the April 2001 decrease for the rate year ended March 31, 2002 was partially offset by recognition in income of $36 million relating to rates for distributing electricity to customers of the New York Power Authority (NYPA) and $50 million (after tax) of deferred generation divestiture gain. Rates were also reduced, on an annual basis, effective September 2001 by $313 million to reflect the divestiture of the company's nuclear generating facility and the Roseton generating plant, which resulted in a reduction in operating and other expenses. See Note J.

Pursuant to the 1997 Restructuring Agreement, as amended by a July 1998 PSC order, Con Edison of New York sold approximately 7,780 MW of the approximately 8,300 MW of generating capacity that it owned at the time the 1997 Restructuring Agreement was executed. See Note J.

In November 2000, the PSC approved an agreement (the 2000 Electric Rate Agreement) that revised and extended the rate plan provisions of the 1997 Restructuring Agreement. Pursuant to the 2000 Electric Rate Agreement, the company reduced the distribution component of its electric rates by $170 million on an annual basis, effective October 2000.

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

NOTES TO THE FINANCIAL STATEMENTS -- CONTINUED

threaten the company's economic viability or ability to provide, safe and adequate service, or render the company's rate of return unreasonable for the provision of safe and adequate service.

Under the 2000 Electric Rate Agreement, as approved by the PSC and as modified in December 2001, 35 percent of any earnings in each of the rate years ending March 2002 through 2005 above a specified rate of return on electric common equity will be retained for shareholders and the balance will be applied for customer benefit as determined by the PSC. In 2002 and 2003, Con Edison of New York established an electric shared earnings reserve of $49 million for the rate year ending March 2003. An electric shared earnings reserve has not been established for the rate year ending March 2004 based on results through the end of calendar year 2003, and there was no sharing of earnings for the rate year ended March 2002. The earnings threshold for rate years ending March 2003 through March 2005 of 11.75 percent can be increased up to 50 basis points. The threshold will increase by 25 basis points if certain demand reductions and supply increases exceed targeted projections and by an additional 25 basis points if certain customer service and reliability objectives are achieved. The company could be required to pay up to $40 million annually in penalties if certain threshold service and reliability objectives are not achieved. The company recorded penalties relating to reliability objectives of $8 million and $3 million in 2003 and 2002, respectively.

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

In 1997, the PSC approved a four-year O&R restructuring plan effective through December 31, 2002, pursuant to which O&R sold all of its generating assets, made retail access available to all of its electric customers effective May 1999 and reduced its electric rates by $32 million through rate reductions implemented in December 1997 and 1998. In 1998 and 1999, similar plans for O&R's utility subsidiaries in Pennsylvania and New Jersey were approved by state regulators. The Pennsylvania plan provided for retail access for all customers effective May 1999. The New Jersey plan provided for retail access for all customers effective August 1999 and rate reductions of $7 million effective August 1999, an additional reduction of $3 million effective January 2001 and a final reduction of $6 million effective August 2002.

In accordance with the April 1999 PSC order approving Con Edison's acquisition of O&R, Con Edison of New York reduced its annual electric and gas rates by $12 million and $2 million, respectively, and O&R reduced its annual electric rates and gas rates by $6 million and $1 million, respectively.

NOTES TO THE FINANCIAL STATEMENTS -- CONTINUED

In October 2003, the PSC approved agreements among O&R, the staff of the PSC and other parties with respect to the rates O&R can charge to its New York customers for electric service. The electric agreement, which covers the period from July 1, 2003 through October 31, 2006, provides for no changes to electric base rates and contains provisions for the amortization and offset of regulatory assets and liabilities, the net effect of which will reduce electric operating income by a total of $11 million (pre-tax) over the period covered by the agreement. The agreement continues to provide for recovery of energy costs from customers on a current basis and for O&R to share equally with customers earnings in excess of a 12.75 percent return on common equity during the three year period from July 2003 through June 2006. The period from July 2006 through October 2006 will not be subject to earnings sharing.

In July 2003, the NJBPU ruled on the petitions of Rockland Electric Company (RECO), the New Jersey utility subsidiary of O&R, for an increase in electric rates and recovery of deferred purchased power costs. The NJBPU ordered a $7 million decrease in RECO's electric base rates, effective August 2003, authorized RECO's recovery of approximately $83 million of previously deferred purchased power costs and associated interest and disallowed recovery of approximately $19 million of such costs and associated interest. At December 31, 2002, the company had accrued a reserve for $13 million of the disallowance, and at June 30, 2003 reserved an additional $6 million for the disallowance.

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

At December 31, 2001, Con Edison of New York reserved $12 million for customers' share of gas earnings in excess of the 14 percent threshold for the rate year ended September 2001. No additional amounts were reserved for the rate year ended September 2002.

In April 2002, the PSC approved a Con Edison of New York gas rate agreement for the three-year period ending September 30, 2004. The rate agreement reduced gas rates, on an annualized basis, by $25 million.

During the term of the 2002 agreement, Con Edison of New York retains 100 percent of the rate year return on equity up to 11.5 percent. If the return on equity is between 11.5 percent and 12.0 percent, 100 percent of the incremental return over 11.5 percent will be set aside for customer benefit. If the return on equity is above 12.0 percent, 50 percent of the incremental return over 12.0 percent will be retained by shareholders, and the remaining 50 percent will be shared with customers. Earnings on gas common equity did not exceed the specified rate of return for the rate year ended September 30, 2003.

NOTES TO THE FINANCIAL STATEMENTS -- CONTINUED

The 2002 agreement also continued the retail access credit for firm transportation customers and other programs designed to increase customer and marketer participation in the gas retail access program, the net costs of which are to be recovered from customers.

In May 2002, Con Edison of New York established a $36 million reserve, funded by previously deferred customer credits, to recover unreimbursed costs directly related to the World Trade Center attack.

In November 2003, Con Edison of New York filed a request with the PSC to increase charges for gas service by $108 million (9.8 percent increase), effective October 2004. The filing with the PSC reflects a return on equity of 12 percent and an equity ratio of 49.3 percent and assumes firm gas sales and transportation delivery volume increases of 0.8 percent annually. The filing includes a proposal for a multi-year rate plan to continue the proposed level of charges through September 2007 provided charges would be adjusted, effective October 2005 and October 2006, to reflect inflation and changes in pension and health insurance expenses, property taxes, capital expenditures, environmental expenditures and certain other costs. In addition, the filing would continue the provisions pursuant to which energy costs are recovered from customers on a current basis and the effects of weather-related changes on net income are moderated.

In November 2000, the PSC authorized implementation of a gas rate agreement between O&R, the PSC staff, and certain other parties covering the period November 2000 through April 2002. In October 2001, the PSC approved an extension of this agreement covering the period May 2002 through October 2003. With limited exceptions, the agreement provided for no changes to base rates. O&R was permitted to retain, and amortized to income over the period November 2000 through October 2003, $18 million of deferred credits that otherwise would have been credited to customers.

In October 2003, the PSC approved agreements among O&R, the PSC staff and other parties with respect to the rates O&R can charge to its New York customers for gas service. The O&R gas agreement, which covers the period from November 1, 2003 through October 31, 2006, provides for increases in gas base rates of $9 million (5.8 percent) effective November 2003, $9 million (4.8 percent) effective November 2004 and $5 million (2.5 percent) effective November 2005. The O&R gas agreement also continues a weather normalization clause that moderates, but does not eliminate, the effect of weather-related changes on net income. The agreement continues to provide for recovery of energy costs from customers on a current basis and for O&R to share equally with customers earnings in excess of an 11 percent return on common equity. The agreement also contains incentives under which, among other things, the company earns additional amounts based on attaining specified targets for customer subscription to its retail access programs and the achievement of certain net revenue targets for interruptible sales and transportation customers.

Steam

In November 2000, the PSC authorized implementation of an agreement between Con Edison of New York, the PSC staff and certain other parties, that provided for a $17 million steam rate increase in October 2000 and, with limited exceptions, no further changes in steam rates prior to October 2004. The

NOTES TO THE FINANCIAL STATEMENTS -- CONTINUED

company is required to share with customers 50 percent of any earnings for any rate year covered by the agreement above a specified rate of return on steam common equity (11.0 percent for the first rate year, the 12-month period ended September 2001; 10.5 percent thereafter if the repowering of its steam-electric generating plant is not completed). The net revenue effect associated with sales increases related to colder than normal winter weather (November through April) will be excluded from any earnings measurement. Earnings on steam common equity did not exceed the specific rates of return for the rate years ended September 30, 2001, 2002 or 2003.

Under the steam rate agreement, upon completion of the project to add incremental generating capacity at the East River steam-electric generating plant, the net benefits of the project (including the net after-tax gain from the sale of a nine-acre development site in mid-town Manhattan along the East River) allocable to steam operations will inure to the benefit of steam customers. It is now expected that this project will not be completed until after the expiration of the current steam rate agreement. Con Edison of New York believes the same provisions would apply in the next rate agreement.

The agreement continues the rate provisions pursuant to which Con Edison of New York recovers prudently incurred purchased steam and fuel costs and requires Con Edison of New York to develop a strategy for hedging price variations for a portion of the steam produced each year.

In November 2003, Con Edison of New York filed a request with the PSC to increase charges for steam service by $129 million (14.6 percent increase), net of an estimated $64 million of expected fuel savings associated with the ongoing East River Repowering Project, effective October 2004. The filing with the PSC reflects a return on equity of 12 percent and an equity ratio of 49.3 percent. The filing includes a proposal for a multi-year rate plan to continue the proposed level of charges through September 2007 provided charges would be adjusted, effective October 2005 and October 2006, to reflect inflation and changes in pension and health insurance expenses, property taxes, capital expenditures, environmental expenditures and certain other costs. In addition, the filing would continue the provisions pursuant to which fuel and purchased power costs are recovered from customers on a current basis.

NOTES TO THE FINANCIAL STATEMENTS -- CONTINUED

Regulatory Assets and Liabilities

Regulatory assets and liabilities at December 31, 2003 and 2002 were comprised of the following items:

	Con Edison		Con Edison of New York		O&R

(Millions of Dollars)	2003	2002	2003	2002	2003	2002

Regulatory assets
Future federal income tax	$629	$614	$589	$575	$40	$39
Recoverable energy costs	264	310	176	223	88	87
Sale of nuclear generating plant	159	215	159	215	-	-
Real estate sale costs - First Avenue properties	138	134	138	134	-	-
Deferred retirement program costs	77	84	33	38	44	46
Deferred unbilled gas revenue	44	44	44	44	-	-
Deferred environmental remediation reserve costs	155	83	116	52	39	31
Workers' compensation	51	54	51	54	-	-
Deferred asbestos-related reserve costs	39	39	38	38	1	1
Divestiture - capacity replacement reconciliation	16	29	16	29	-	-
Deferred revenue taxes	48	78	45	72	3	6
World Trade Center restoration costs	68	63	68	63	-	-
NYS tax law changes	23	43	23	43	-	-
Property tax reconciliation	41	(33)	41	(33)	-	-
Other	109	109	103	83	6	26

Total Regulatory Assets	$1,861	$1,866	$1,640	$1,630	$221	$236

Regulatory liabilities
Allowance for cost of removal less salvage	$777	$813	$721	$773	$56	$40
NYISO reconciliation	134	107	134	107	-	-
Gain on divestiture	56	69	55	64	1	5
Deposit from sale of First Avenue properties	50	50	50	50	-	-
Refundable energy costs	21	31	-	-	21	31
Accrued electric rate reduction	33	45	32	38	1	7
DC service incentive	38	35	38	35	-	-
Transmission congestion contracts	284	125	284	125	-	-
Gas rate plan - World Trade Center recovery	36	36	36	36	-	-
Electric excess earnings	49	40	49	40	-	-
Natural gas refunds	9	17	9	17	-	-
NYS tax law changes	18	38	18	38	-	-
Gas interference - cost sharing	10	12	10	12	-	-
Federal income tax refund	29	29	29	29	-	-
Gas interruptible sales credits	26	25	26	25	-	-
Steam special franchise tax	10	3	10	3	-	-
Other	179	157	163	135	16	22

Total Regulatory Liabilities	$1,759	$1,632	$1,664	$1,527	$95	$105

NOTES TO THE FINANCIAL STATEMENTS -- CONTINUED

Note C - Capitalization

Common Stock

At December 31, 2003 and 2002, Con Edison owned all of the issued and outstanding shares of common stock of the Utilities. Con Edison of New York owns $962 million of Con Edison stock, which it purchased in 1998 and 1999 in connection with Con Edison's stock repurchase plan.

Capitalization of Con Edison

The outstanding capitalization for each of the Companies is shown on its Consolidated Statement of Capitalization, and for Con Edison includes the Utilities' outstanding preferred stock and debt.

Preferred Stock of Utility Subsidiaries

As of December 31, 2003, 1,915,319 shares of Con Edison of New York's $5 Cumulative Preferred Stock (the "$5 Preferred") and 375,626 shares of its Cumulative Preferred Stock ($100 par value) were outstanding.

Dividends on the $5 Preferred stock are $5 per share per annum, payable quarterly, and dividends on the Cumulative Preferred Stock are $4.65 per share per annum, payable quarterly. The preferred dividends must be declared by Con Edison of New York's Board of Trustees to become payable. See "Dividends" below.

With respect to any corporate action to be taken by a vote of shareholders of Con Edison of New York, Con Edison (which owns all of the 235,488,094 shares of Con Edison of New York's common shares that are outstanding) and the holders of the $5 Preferred are each entitled to one vote for each share held. Except as otherwise required by law, holders of the Cumulative Preferred Stock have no right to vote; provided, however, that if the $5 Preferred is no longer outstanding, the holders of the Cumulative Preferred Stock are entitled to one vote for each share with respect to any corporate action to be taken by a vote of the shareholders of Con Edison of New York. In addition, if dividends are in arrears for certain periods, the holders are entitled to certain rights with respect to the election of Con Edison of New York's Trustees. Without the consent of the holders of the Cumulative Preferred Stock, Con Edison of New York may not create or authorize any kind of stock ranking prior to the Cumulative Preferred Stock or, if such actions would affect the holders of the Cumulative Preferred Stock adversely, be a party to any consolidation or merger, create or amend the terms of the Cumulative Preferred Stock or reclassify the Cumulative Preferred Stock. Con Edison of New York may redeem the $5 Preferred at a redemption price of $105 per share and the Cumulative Preferred Stock at a redemption price of $101 per share (in each case, plus accrued and unpaid dividends). In the event of the dissolution, liquidation or winding up of the affairs of Con Edison of New York, before any distribution of capital assets could be made to the holders of the company's common stock, the holders of the $5 Preferred and the Cumulative Preferred Stock would each be entitled to receive $100 per share, in the case of an involuntary liquidation, or an amount equal to the redemption price per share, in the case of a voluntary liquidation, in each case together with all accrued and unpaid dividends.

NOTES TO THE FINANCIAL STATEMENTS -- CONTINUED

Dividends

In accordance with PSC requirements, the dividends that the Utilities may pay are limited to not more than 100 percent of their respective income available for dividends calculated on a two-year rolling average basis. Excluded from the calculation of "income available for dividends" are non-cash charges to income resulting from accounting changes or charges to income resulting from significant unanticipated events. The restriction also does not apply to dividends paid in order to transfer to Con Edison proceeds from major transactions, such as asset sales, or to dividends reducing each utility subsidiary's equity ratio to a level appropriate to its business risk.

In addition, no dividends may be paid, or funds set apart for payment, on Con Edison of New York's common stock until all dividends accrued on the $5 Preferred Stock and Cumulative Preferred Stock have been paid, or declared and set apart for payment.

Long-term Debt

Long-term debt maturing in the period 2004-2008 is as follows:

(Millions of Dollars)	Con Edison	Con Edison of New York	O&R

2004	166	150	-
2005	467	450	-
2006	20	-	-
2007	371	330	20
2008	504	280	-

Long-term debt includes notes issued by O&R to the New York State Energy Research and Development Authority (NYSERDA) for the net proceeds of NYSERDA's $55 million aggregate principal amount of Series 1994A and $44 million aggregate principal amount of Series 1995A Pollution Control Refunding Revenue Bonds. The interest rate determination method for this debt is subject to change in accordance with the related indenture, and the debt currently bears interest at a weekly rate determined by its remarketing agent. The debt is subject to optional and, in certain circumstances, mandatory tender for purchase by O&R. See "Interest Rate Hedging" in Note P.

Long-term debt is stated at cost, which, as of December 31, 2003, approximates fair value (estimated based on current rates for debt of the same remaining maturities), except for $225 million of Con Edison of New York's tax-exempt financing. See "Interest Rate Hedging" in Note P.

At December 31, 2003, long-term debt includes $23 million of mortgage bonds collateralized by substantially all the utility plant and other physical property of O&R's New Jersey and Pennsylvania utility subsidiaries, $141 million of non-recourse debt of a Con Edison Development subsidiary collateralized by a pledge of a New Jersey power plant, a related power purchase agreement and project assets, and $339 million of debt secured by a New Hampshire power plant and related assets. See Note T. At December 31, 2003, restricted cash relating to the operations of the New Jersey power plant was $17 million.

NOTES TO THE FINANCIAL STATEMENTS -- CONTINUED

Significant Debt Covenants

There are no significant debt covenants under the financing arrangements for the debentures of Con Edison, Con Edison of New York or O&R, other than obligations to pay principal and interest when due and covenants not to consolidate with or merge into any other corporation unless certain conditions are met, and no cross default provisions. The tax-exempt financing arrangements of the Utilities are subject to these covenants and the covenants discussed below.

The tax-exempt financing arrangements involved the issuance of uncollateralized promissory notes of the Utilities to NYSERDA in exchange for the net proceeds of a like amount of tax-exempt bonds with substantially the same terms sold to the public by NYSERDA. The tax-exempt financing arrangements include covenants with respect to the tax-exempt status of the financing, including covenants with respect to the use of the facilities financed. The failure to comply with these covenants would, except as otherwise provided, constitute an event of default with respect to the debt to which such provisions applied. The arrangements for certain series of Con Edison of New York's tax-exempt financing (Series 1999A, 2001A and 2001B), aggregating $615 million, and O&R's tax-exempt financing (Series 1994A and Series 1995A), aggregating $99 million, include provisions for the maintenance of liquidity and credit facilities, the failure to comply with which would, except as otherwise provided, constitute an event of default with respect to the debt to which such provisions applied. Additional series of Con Edison of New York tax-exempt financing issued in 2004 (Series 2004A and 2004B), aggregating $245 million, also include such covenants and provisions. If an event of default were to occur, the principal and accrued interest on the debt to which such event of default applied might and, in certain circumstances would, become due and payable immediately.

The liquidity and credit facilities currently in effect for the tax-exempt financing include covenants that the ratio of debt to total capital of the obligated utility will not at any time exceed 0.65 to 1 and that, subject to certain exceptions, the utility will not mortgage, lien, pledge or otherwise encumber its assets. Certain of the facilities also include as events of default, defaults in payments of other debt obligations in excess of specified levels ($100 million for Con Edison of New York; $13 million for O&R).

Note D - Short Term Borrowing

At December 31, 2003, Con Edison and the Utilities had commercial paper programs under which short-term borrowings are made at prevailing market rates, totaling $950 million. These programs are supported by revolving credit agreements with banks. At December 31, 2003, $42 million was outstanding under Con Edison's $350 million program, $99 million was outstanding under Con Edison of New York's $500 million program, and $15 million was outstanding under O&R's $100 million program, at a weighted average interest rate of 1.0 percent. The Utilities change the amount of their programs from time to time, subject to FERC-authorized limits of $1 billion for Con Edison of New York and $150 million for O&R.

NOTES TO THE FINANCIAL STATEMENTS -- CONTINUED

Bank commitments under the revolving credit agreements total $950 million, of which $563 million was renewed in November 2003. The commitments may terminate upon a change of control of Con Edison, and borrowings under the agreements are subject to certain conditions, including that the ratio (calculated in accordance with the agreements) of debt to total capital of the borrower not at any time exceed 0.65 to 1. At December 31, 2003, this ratio was 0.52 to 1 for Con Edison, 0.50 to 1 for Con Edison of New York and 0.46 to 1 for O&R. Borrowings under the agreements are not subject to maintenance of credit rating levels. The fees charged the Companies for the revolving credit facilities and borrowings under the agreements reflect their respective credit ratings.

See Note U for information about short-term borrowing between related parties, which the FERC has authorized.

Note E - Pension Benefits

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

Consistent with the provisions of SFAS No. 71 and its rate agreements, O&R defers for future recovery any difference between expenses recognized under SFAS No. 87 and the current rate allowance for its New York operations.

Con Edison uses a measurement date of December 31 for its pension plan.

NOTES TO THE FINANCIAL STATEMENTS -- CONTINUED

Net Periodic Benefit Cost

The components of the Companies' net periodic benefit costs for 2003, 2002 and 2001 were as follows:

	Con Edison			Con Edison of New York			O&R

(Millions of Dollars)	2003	2002	2001	2003	2002	2001	2003	2002	2001

Service cost - including administrative expenses	$102	$94	$95	$95	$88	$89	$7	$6	$6
Interest cost on projected benefit obligation	420	440	425	393	412	398	27	28	27
Expected return on plan assets	(654)	(685)	(657)	(631)	(660)	(632)	(23)	(25)	(25)
Amortization of net actuarial (gain)/loss	(95)	(173)	(193)	(104)	(179)	(198)	9	6	5
Amortization of prior service costs	15	14	14	14	14	13	1	-	1
Amortization of transition (asset)/obligation	-	(1)	3	-	(1)	3	-	-	-

NET PERIODIC BENEFIT COST	$(212)	$(311)	$(313)	$(233)	$(326)	$(327)	$21	$15	$14
Amortization of regulatory asset*	4	4	4	4	4	4	-	-	-

TOTAL PERIODIC BENEFIT COST	$(208)	$(307)	$(309)	$(229)	$(322)	$(323)	$21	$15	$14

Cost capitalized/deferred	(51)	(51)	(61)	(65)	(64)	(72)	14	13	11
Cost charged to operating expenses	$(157)	$(256)	$(248)	$(164)	$(258)	$(251)	$7	$2	$3

* Relates to increases in Con Edison of New York's pension obligations of $33 million from a 1993 special retirement program and $45 million from a 1999 special retirement program.

NOTES TO THE FINANCIAL STATEMENTS -- CONTINUED

Funded Status

The funded status at December 31, 2003, 2002 and 2001 was as follows:

	Con Edison			Con Edison of New York			O&R

(Millions of Dollars)	2003	2002	2001	2003	2002	2001	2003	2002	2001

CHANGE IN PROJECTED BENEFIT OBLIGATION
Projected benefit obligation at beginning of year	$6,434	$5,904	$5,630	$6,030	$5,530	$5,272	$404	$374	$358
Service cost - excluding administrative expenses	101	92	94	94	86	88	7	6	6
Interest cost on projected benefit obligation	420	440	425	393	412	398	27	28	27
Plan amendments	-	-	10	-	-	9	-	-	1
Net actuarial loss	54	300	30	43	283	28	11	17	2
Benefits paid	(314)	(302)	(285)	(290)	(281)	(265)	(24)	(21)	(20)

PROJECTED BENEFIT OBLIGATION AT END OF YEAR	$6,695	$6,434	$5,904	$6,270	$6,030	$5,530	$425	$404	$374

CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year	$5,760	$6,633	$7,347	$5,563	$6,397	$7,077	$197	$236	$270
Actual return on plan assets	1,261	(552)	(407)	1,218	(533)	(392)	43	(19)	(15)
Employer contributions	22	4	4	2	2	2	20	2	2
Benefits paid	(313)	(302)	(285)	(290)	(281)	(265)	(23)	(21)	(20)
Administrative expenses	(20)	(23)	(26)	(19)	(22)	(25)	(1)	(1)	(1)

FAIR VALUE OF PLAN ASSETS AT END OF YEAR	$6,710	$5,760	$6,633	$6,474	$5,563	$6,397	$236	$197	$236

Funded status	$15	$(674)	$729	$204	$(467)	$867	$(189)	$(207)	$(138)
Unrecognized net loss/(gain)	1,108	1,548	(184)	981	1,403	(273)	127	145	89
Unrecognized prior service costs	67	81	96	63	77	91	4	4	5
Unrecognized net transition (asset)/liability at January 1, 1987*	-	-	(1)	-	-	(1)	-	-	-

NET PREPAID BENEFIT COST	$1,190	$955	$640	$1,248	$1,013	$684	$(58)	$(58)	$(44)

ACCUMULATED BENEFIT OBLIGATION	$5,998	$5,656	$5,385	$5,591	$5,269	$5,021	$407	$387	$364

  * Being amortized over approximately 15 years.

The amounts recognized in the consolidated balance sheet at December 31, 2003 and 2002 were as follows:

	Con Edison		Con Edison of New York		O&R

(Millions of Dollars)	2003	2002	2003	2002	2003	2002

Prepaid pension costs	$1,257	$1,024	$1,257	$1,024	$-	$-
Accrued benefit cost	(58)	(58)	-	-	(58)	(58)
Additional minimum pension liability	(11)	(12)	(10)	(11)	(1)	(1)
Accumulated other comprehensive income	11	12	10	11	1	1
1993 special retirement program	(9)	(11)	(9)	(11)	-	-

Net prepaid benefit cost	$1,190	$955	$1,248	$1,013	$(58)	$(58)

NOTES TO THE FINANCIAL STATEMENTS -- CONTINUED

Assumptions

The actuarial assumptions were as follows:

	2003	2002	2001

Weighted-average assumptions used to determine benefit obligations at December 31:
Discount rate	6.30%	6.75%	7.50%
Rate of compensation increase
- Con Edison of New York	4.00%	4.30%	4.30%
- O&R	4.00%	4.15%	4.15%

Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31:
Discount rate	6.75%	7.50%	7.75%
Expected return on plan assets	8.80%	9.20%	9.20%
Rate of compensation increase
- Con Edison of New York	4.30%	4.30%	4.55%
- O&R	4.15%	4.15%	4.40%

The expected return assumption reflects anticipated returns on the plan's current and future assets. The Companies use historical investment data as well as the plan's target asset class and investment management mix to determine the expected return on plan assets. This analysis incorporates such factors as real return, inflation, and expected investment manager performance for each broad asset class applicable to the plan. Historical plan performance and peer data are also reviewed to check for reasonability and appropriateness.

Expected Contributions

Based on current estimates, the Companies are not required under funding regulations and laws to make any contributions to the pension plan during 2004. O&R and Con Edison's unregulated subsidiaries expect to make discretionary contributions of $22 million and $2 million, respectively, in 2004.

Plan Assets

The asset allocation for the pension plans at the end of 2003, 2002 and 2001, and the target allocation for 2004, by asset category, are as follows:

	Target Allocation	Plan Assets at December 31
ASSET CATEGORY	2004	2003	2002	2001

Equity Securities	65%	64%	54%	59%
Debt Securities	30%	32%	42%	37%
Real Estate	5%	4%	4%	4%

Total	100%	100%	100%	100%

Con Edison has established a pension trust for the investment of assets to be used for the exclusive purpose of providing retirement benefits to participants and beneficiaries.

NOTES TO THE FINANCIAL STATEMENTS -- CONTINUED

Pursuant to resolutions adopted by Con Edison's Board of Directors, the Management Development and Compensation Committee of the Board of Directors (the Committee) has general oversight responsibility for Con Edison's pension and other employee benefit plans. The plans' Named Fiduciaries have been granted the authority to control and manage the operation and administration of the plans, including overall responsibility for the investment of assets in the trust and the power to appoint and terminate investment managers. The Named Fiduciaries consist of Con Edison's chief executive, chief financial and chief accounting officers and others the Board of Directors may appoint in addition to or in place of the designated Named Fiduciaries.

The long-term investment objective for the pension trust is to maximize the total real return on trust assets while limiting risk, reflected in volatility of returns, to prudent levels. To that end, the investment strategy focuses on preserving and enhancing the value of assets in real terms over time through selection of investment managers within a framework that provides diversification between and among asset classes, investment styles, and managers. The target asset allocation is reviewed periodically based on asset/liability studies and may be modified as appropriate. The target asset allocation for 2004 reflects the results of such a study conducted in 2003.

Individual managers operate under written guidelines provided by Con Edison, which cover such areas as investment objectives, performance measurement, permissible investments, investment restrictions, trading and execution, and communication and reporting requirements. Manager performance, total fund performance, and compliance with asset allocation guidelines are monitored on an ongoing basis, and reviewed by the Named Fiduciaries and reported to the Committee on a quarterly basis. A change in fund managers and/or rebalancing of the portfolio is undertaken as appropriate. The Named Fiduciaries approve such changes, which are also reported to the Committee.

The Companies also offer a defined contribution savings plan that covers substantially all employees and made contributions to the plan as follows:

	For the Years Ended December 31,

(Millions of Dollars)	2003	2002	2001

Con Edison	$18	$17	$17
Con Edison of New York	$17	$16	$16
O&R	$1	$1	$1

Note F - Other Postretirement Benefits

The Utilities have contributory comprehensive hospital, medical and prescription drug programs for all retirees, their dependents and surviving spouses.

Con Edison of New York also has a contributory life insurance program for bargaining unit employees and provides basic life insurance benefits up to a specified maximum at no cost to retired management employees. O&R has a non-contributory life insurance program for retirees.

NOTES TO THE FINANCIAL STATEMENTS -- CONTINUED

Certain employees of other Con Edison subsidiaries are eligible to receive benefits under these programs. The company has reserved the right to amend or terminate these programs.

Investment plan gains and losses are fully recognized in expense over a 15-year period for the Utilities. Other actuarial gains and losses are fully recognized in expense over a 10-year period.

For O&R, plan assets are used to pay benefits and expenses for participants who retired on or after January 1, 1995. O&R pays benefits for other participants who retired prior to 1995. Plan assets include amounts owed by the plan trust to O&R of $1 million in 2003 and 2002, and less than $1 million in 2001.

Consistent with the provisions of SFAS No. 71, O&R defers for future recovery any difference between expenses recognized under SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," and the current rate allowance for its Pennsylvania and New York operations.

Net Periodic Benefit Cost

The components of the Utilities' net periodic postretirement benefit costs for 2003, 2002 and 2001 were as follows:

	Con Edison			Con Edison of New York			O&R

(Millions of Dollars)	2003	2002	2001	2003	2002	2001	2003	2002	2001

Service cost	$10	$10	$12	$8	$8	$11	$2	$2	$1
Interest cost on accumulated postretirement benefit obligation	82	88	88	73	80	81	9	8	7
Expected return on plan assets	(78)	(80)	(73)	(74)	(76)	(70)	(4)	(4)	(3)
Amortization of net actuarial loss	46	24	10	41	21	9	5	3	1
Amortization of prior service cost	(16)	-	1	(15)	-	1	(1)	-	-
Amortization of transition obligation	4	5	17	4	5	17	-	-	-

NET PERIODIC POSTRETIREMENT BENEFIT COST	$48	$47	$55	$37	$38	$49	$11	$9	$6

Cost capitalized/deferred	18	14	13	11	9	11	7	5	2
Cost charged to operating expenses	$30	$33	$42	$26	$29	$38	$4	$4	$4

NOTES TO THE FINANCIAL STATEMENTS -- CONTINUED

Funded Status

The funded status of the programs at December 31, 2003, 2002 and 2001 was as follows:

	Con Edison			Con Edison of New York			O&R

(Millions of Dollars)	2003	2002	2001	2003	2002	2001	2003	2002	2001

CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year	$1,248	$1,351	$1,170	$1,116	$1,249	$1,076	$132	$102	$94
Service cost	10	10	12	8	8	10	2	2	2
Interest cost on accumulated postretirement benefit obligation	82	88	88	73	80	81	9	8	7
Plan amendments	-	(306)	-	-	(306)	-	-	-	-
Net actuarial loss	99	178	149	89	151	144	10	27	5
Benefits paid and administrative expenses	(91)	(89)	(82)	(83)	(82)	(76)	(8)	(7)	(6)
Participant contributions	18	15	14	18	15	14	-	-	-
Medicare prescription subsidy	(128)	-	-	(114)	-	-	(14)	-	-

BENEFIT OBLIGATION AT END OF YEAR	$1,238	$1,247	$1,351	$1,107	$1,115	$1,249	$131	$132	$102

CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year	$717	$804	$844	$674	$763	$805	$43	$41	$39
Actual return on plan assets	145	(61)	(29)	143	(61)	(29)	2	-	-
Employer contributions	46	45	56	38	39	50	8	6	6
Participant contributions	18	16	14	18	16	14	-	-	-
Benefits paid	(87)	(82)	(76)	(83)	(78)	(72)	(4)	(4)	(4)
Administrative expenses	-	(5)	(5)	-	(5)	(5)	-	-	-

FAIR VALUE OF PLAN ASSETS AT END OF YEAR	$839	$717	$804	$790	$674	$763	$49	$43	$41

Funded status	$(399)	$(530)	$(547)	$(317)	$(441)	$(486)	$(82)	$(89)	$(61)
Unrecognized net loss	363	506	211	319	455	189	44	51	22
Unrecognized prior service costs	(133)	(148)	8	(132)	(147)	9	(1)	(1)	(1)
Unrecognized net transition liability at January 1, 1993*	33	36	191	33	36	191	-	-	-

ACCRUED POSTRETIREMENT BENEFIT COST	$(136)	$(136)	$(137)	$(97)	$(97)	$(97)	$(39)	$(39)	$(40)

  *
  Being amortized over a period of 20 years and reduced by an additional amount in 2002 due to plan amendments.

Assumptions

The actuarial assumptions were as follows:

	2003	2002	2001

Weighted-average assumptions used to determine benefit obligations at December 31:
Discount Rate	6.30%	6.75%	7.50%

Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31:
Discount Rate	6.75%	7.50%	7.75%
Expected Return on Plan Assets
Tax-Exempt Assets	8.80%	9.20%	9.20%
Taxable Assets
Con Edison of New York	7.80%	8.20%	8.20%
O&R	8.30%	8.70%	8.70%

Refer to Note E for descriptions of the basis for determining the expected return on assets and investment policies and strategies.

The health care cost trend rate used to determine net periodic benefit cost for the year ended December 31, 2003 was 9.00%. This rate was assumed to decrease gradually to 4.75% for 2009 and remain at

NOTES TO THE FINANCIAL STATEMENTS -- CONTINUED

that level thereafter. The health care cost trend rate used to determine benefit obligations at December 31, 2003 was 9.00%. This rate was assumed to decrease gradually to 4.50% for 2009 and remain at that level thereafter.

A one-percentage point change in the assumed health care cost trend rate would have the following effects at December 31, 2003:

			Con Edison of New York
	Con Edison				O&R
	1-Percentage-Point
(Millions of Dollars)	Increase	Decrease	Increase	Decrease	Increase	Decrease

Effect on accumulated postretirement benefit obligation	$128	$114	$115	$103	$13	$11
Effect on service cost and interest cost components for 2003	$11	$10	$10	$9	$1	$1

Expected Contributions

Based on current estimates, Con Edison of New York and O&R expect to contribute $27 million and $8 million, respectively, to the other postretirement benefit plans in 2004.

Plan Assets

The asset allocation for Con Edison of New York's other postretirement benefit plans at the end of 2003, 2002 and 2001, and the target allocation for 2004, by asset category, are as follows:

	Target Allocation	Plan Assets at December 31
ASSET CATEGORY	2004	2003	2002	2001

Equity Securities	65%	62%	55%	58%
Debt Securities	35%	38%	45%	42%

Total	100%	100%	100%	100%

The asset allocation for O&R's other postretirement benefit plans at the end of 2003, 2002 and 2001 was approximately 90% and 10% in debt and equity securities, respectively. The company plans to align its asset allocation to the target shown above.

Con Edison has established postretirement health and life insurance benefit plan trusts for the investment of assets to be used for the exclusive purpose of providing other postretirement benefits to participants and beneficiaries.

Refer to Note E for a discussion of Con Edison's investment strategy.

Effect of Medicare Prescription Subsidy

In December 2003, President Bush signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003. As permitted by the FASB, the Companies have elected not to defer recognition of this Act. See Note V. To reflect the effect of the Act on the plans, the 2003 year-end accumulated postretirement benefit obligations were reduced for Con Edison, Con Edison of New York and O&R by $128 million, $114 million and $14 million, respectively, and the 2004 after-tax postretirement benefit costs are estimated to be reduced by $10 million for Con Edison, $9 million for Con Edison

NOTES TO THE FINANCIAL STATEMENTS -- CONTINUED

of New York and $1 million for O&R. The Companies will recognize the 28% subsidy (reflected as an unrecognized net gain to each plan) as an offset to plan costs. The 28% subsidy is expected to reduce prescription drug plan costs by about 25%. The Companies' actuaries have determined that each prescription drug plan provides a benefit that is at least actuarially equivalent to the Medicare prescription drug plan and projections indicate that this will be the case for 20 years. (For a small number of pension recipients, whose benefits total less than $12,000 per year, this will be the case indefinitely.) When the plans' benefits are no longer actuarially equivalent to the Medicare plan, 25% of the retirees in each plan are assumed to begin to decline participation in the Companies' prescription programs. Specific authoritative guidance on the accounting for the federal subsidy is pending and guidance, when issued, could require a change to previously reported information.

Note G - Environmental Matters

Superfund Sites

Hazardous substances, such as asbestos, polychlorinated biphenyls (PCBs) and coal tar, have been used or generated in the course of operations of the Utilities and their predecessors and are present at sites and in facilities and equipment they currently or previously owned, including sites at which gas was manufactured or stored.

The Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 and similar state statutes (Superfund) impose joint and several liability, regardless of fault, upon generators of hazardous substances for investigation and remediation costs (which includes costs of demolition, removal, disposal, storage, replacement, containment and monitoring) and environmental damages. Liability under these laws can be material and may be imposed for contamination from past acts, even though such past acts may have been lawful at the time they occurred. The sites at which the Utilities have been asserted to have liability under these laws, including their manufactured gas sites, are referred to herein as "Superfund Sites."

For Superfund Sites where there are other potentially responsible parties and the Utilities are not managing the site investigation and remediation, the accrued liability represents an estimate of the amount the Utilities will need to pay to discharge their related obligations. For Superfund Sites (including the manufactured gas sites) for which one of the Utilities is managing the investigation and remediation, the accrued liability represents an estimate of the undiscounted cost to investigate the sites and, for sites that have been investigated in whole or in part, the cost to remediate the sites in light of the information available, applicable remediation standards and experience with similar sites.

For the 12 months ended December 31, 2003, Con Edison of New York and O&R incurred approximately $21 million and $5 million, respectively, for environmental remediation costs. No insurance recoveries were received. For the 12 months ended December 31, 2002, Con Edison of New York and O&R incurred approximately $22 million and $2 million, respectively, for environmental remediation costs, and O&R received insurance recoveries of $7 million.

NOTES TO THE FINANCIAL STATEMENTS -- CONTINUED

The accrued liabilities and regulatory assets related to Superfund Sites for each of the Companies at December 31, 2003 and December 31, 2002 were as follows:

	Con Edison		Con Edison of New York		O&R

(Millions of Dollars)	2003	2002	2003	2002	2003	2002

Accrued Liabilities:
Manufactured gas plant sites	$145	$110	$106	$76	$39	$34
Other Superfund Sites	48	33	47	32	1	1

Total	$193	$143	$153	$108	$40	$35

Regulatory assets	$155	$83	$116	$52	$39	$31

Most of the accrued Superfund Site liability relates to Superfund Sites that have been investigated, in whole or in part. As investigations progress on these and other sites, the Companies expect that additional liability will be accrued, the amount of which is not presently determinable but may be material. The Utilities are permitted under their current rate agreements to recover or defer as regulatory assets (for subsequent recovery through rates) certain site investigation and remediation costs.

Con Edison of New York estimated in 2002 that for its manufactured gas sites, many of which have not been investigated, its aggregate undiscounted potential liability for the investigation and remediation of coal tar and/or other manufactured gas plant-related environmental contaminants could range from approximately $65 million to $1.1 billion. O&R estimated in 2002 that for its manufactured gas sites the aggregate undiscounted potential liability for the remediation of such contaminants could range from approximately $25 million to $95 million. These estimates were based on the assumption that there is contamination at each of the sites and additional assumptions regarding the extent of contamination and the type and extent of remediation that may be required. Actual experience may be materially different.

Asbestos Proceedings

Suits have been brought in New York State and federal courts against the Utilities and many other defendants, wherein a large number of plaintiffs sought large amounts of compensatory and punitive damages for deaths and injuries allegedly caused by exposure to asbestos at various premises of the Utilities. The suits that have been resolved, which are many, have been resolved without any payment by the Utilities, or for amounts that were not, in the aggregate, material to them. The amounts specified in all the remaining thousands of suits total billions of dollars but the Companies believe that these amounts are greatly exaggerated, as experienced through the disposition of previous claims. Con Edison of New York estimated in 2002 that its aggregate undiscounted potential liability for these suits and additional such suits that may be brought over the next 50 years ranges from approximately $38 million to $162 million (with no amount within the range considered more reasonable than any other). The estimate was based upon a combination of modeling, historical data analysis and risk factor assessment. Actual experience may be materially different.

NOTES TO THE FINANCIAL STATEMENTS -- CONTINUED

In addition, workers' compensation administrative proceedings have been commenced, wherein current and former employees claim benefits based on alleged disability from exposure to asbestos.

Con Edison of New York is permitted under its current rate agreements to defer as regulatory assets (for subsequent recovery through rates) liabilities incurred for its asbestos lawsuits and workers' compensation claims. O&R defers as regulatory assets (for subsequent recovery through rates), liabilities incurred for asbestos claims by employees relating to its divested generating plants.

The accrued liability for asbestos suits and workers' compensation proceedings (including those related to asbestos exposure) and the amounts deferred as regulatory assets for each of the Companies at December 31, 2003 and December 31, 2002 were as follows:

	Con Edison		Con Edison of New York		O&R

(Millions of Dollars)	2003	2002	2003	2002	2003	2002

Accrued liability - asbestos	$39	$39	$38	$38	$1	$1
Regulatory assets - asbestos suits	$39	$39	$38	$38	$1	$1

Accrued liability - workers' compensation	$126	$130	$122	$125	$4	$5
Regulatory assets - workers' compensation	$51	$54	$51	$54	$-	$-

Note H - Impairment of Long-Lived Assets (Con Edison)

In 2003, continuing adverse market conditions affecting Con Edison's unregulated telecommunications and generation businesses led to the testing of their assets for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," and Accounting Principles Board Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock." For Con Edison Communications, it was determined that the book value of its assets were likely not fully recoverable. Therefore, in accordance with SFAS No. 144, Con Edison Communications reduced its assets to their fair value by recording a pre-tax impairment charge of $140 million. At the same time, $1 million (pre-tax) of capitalized interest at Con Edison, which was related to the investment in Con Edison Communications, was deemed impaired. For Con Edison Development, the analysis resulted in a total pre-tax impairment charge of $18 million related to two combustion turbines and its equity investment in a 42 MW electric generating plant in Guatemala. Estimated fair values were determined based upon market prices of comparable assets.

Note I - Non-Utility Generators

The Utilities have long-term contracts with non-utility generators (NUGs) for electric generating capacity. Assuming performance by the NUGs, the Utilities are obligated over the terms of the contracts (which extend for various periods, up to 2036) to make capacity and other fixed payments.

NOTES TO THE FINANCIAL STATEMENTS -- CONTINUED

For the years 2004 through 2008, the capacity and other fixed payments under the contracts are estimated to be the following:

(Millions of Dollars)	2004	2005	2006	2007	2008

Con Edison	$545	$529	$557	$579	$592
Con Edison of New York	$530	$513	$552	$579	$592
O&R	$15	$16	$5	$-	$-

Such payments gradually increase to approximately $650 million in 2013, and thereafter decline significantly. For energy delivered under most of these contracts, the Utilities are obligated to pay variable prices that are estimated to be lower overall than expected market levels. In addition, for energy delivered under one of the contracts (for 20 MW), O&R is obligated to pay variable prices that are currently estimated to be above market levels.

At December 31, 2003, the aggregate capacity produced under the NUG contracts was approximately 3,200 MW, including capacity (commitment ends 2005) from the approximately 1,000 MW nuclear generating unit that Con Edison of New York sold in 2001. For energy from the unit, the company has a commitment (which ends in 2004) under which it is obligated to pay an average annual price of 3.9 cents per kWh. From time to time, certain parties have petitioned governmental authorities to close this plant. If this were to occur, the owner would not be obligated to provide the company with replacement power. Additionally, the contracts include 500 MW of energy and capacity that the company agreed to purchase annually for 10 years from a plant in Queens County, New York that is scheduled to begin operation in 2006.

Under the terms of its electric rate agreements, Con Edison of New York is recovering in rates the charges it incurs under mandated contracts with NUGs. The 2000 Electric Rate Agreement provides that, after March 31, 2005, Con Edison of New York will be given a reasonable opportunity to recover, through a non-bypassable charge to customers, the amount, if any, by which the actual costs of its purchases under the contracts exceed market value. The PSC specifically approved rate recovery of the nuclear capacity and energy purchases. O&R recovers costs under its NUG contracts pursuant to rate provisions approved by the state public utility regulatory authority having jurisdiction.

Note J - Generation Divestiture

Pursuant to restructuring agreements approved by the PSC (See "Rate and Restructuring Agreements" in Note B), the Utilities have divested all of their electric generating assets other than approximately 630 MW of Con Edison of New York's steam/electric generating stations located in New York City. Con Edison of New York sold approximately 6,300 MW of electric generating assets in 1999 and approximately 1,480 MW in 2001. O&R completed the sale of all of its generating assets prior to the completion of Con Edison's purchase of O&R in 1999.

Pursuant to the 2000 Electric Rate Agreement, the net after-tax gain (including interest accrued thereon) from Con Edison of New York's 1999 generation divestiture was applied in 2000 as follows:

NOTES TO THE FINANCIAL STATEMENTS -- CONTINUED

$188 million was credited against electric distribution plant balances; $107 million was used to offset a like amount of regulatory assets (including deferred power contract termination costs); $50 million (after-tax) was deferred for recognition in income during the 12 months ended March 31, 2002; and $12 million was deferred to be used for low-income customer programs. In addition, $30 million of employee retirement incentive expenses related to the generation divestiture was deferred for amortization over 15 years and $15 million of such expenses was charged to income in 2000.

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

In January 2001, Con Edison of New York completed the sale of its 480 MW interest in the jointly-owned Roseton generating station for $138 million. The gain from the sale, which has been deferred as a regulatory liability, was $55 million at December 31, 2003, and $64 million at December 31, 2002. In September 2001, the company completed the sale of its approximately 1,000 MW nuclear generating plant and related assets for $505 million. The proceeds were net of a $74 million payment to increase the value of the nuclear decommissioning trust funds being transferred to $430 million (the amount provided for in the sales agreement). The net after-tax loss from the sale was deferred as a regulatory asset. The company was authorized, effective September 2001, to continue to recover the cost of the nuclear assets, which is included in rates, and to amortize the regulatory asset, until the loss on divestiture has been recovered. The unrecovered amount was $159 million at December 31, 2003 and $215 million at December 31, 2002. The 2000 Electric Agreement provides that the company "will be given a reasonable opportunity to recover stranded and strandable costs remaining at March 31, 2005, including a reasonable return on investments."

Note K - Leases

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

Capital leases: For ratemaking purposes capital leases are treated as operating leases; therefore, in accordance with SFAS No. 71, the amortization of the leased asset is based on the rental payments

NOTES TO THE FINANCIAL STATEMENTS -- CONTINUED

recovered through rates. The following assets and obligations under capital leases are included in the accompanying consolidated balance sheet at December 31, 2003 and 2002:

	Con Edison		Con Edison of New York

(Millions of Dollars)	2003	2002	2003	2002

UTILITY PLANT
Transmission	$17	$12	$11	$12
Common	28	29	28	29

TOTAL	$45	$41	$39	$41

CURRENT LIABILITIES	$9	$3	$3	$3
NON-CURRENT LIABILITIES	36	38	36	38

TOTAL LIABILITIES	$45	$41	$39	$41

The accumulated amortization of the capital leases for Con Edison and Con Edison of New York was $32 million and $29 million as of December 31, 2003 and 2002, respectively.

The future minimum lease commitments for the above assets are as follows:

(Millions of Dollars)	Con Edison	Con Edison of New York

2004	$14	$8
2005	7	7
2006	7	7
2007	7	7
2008	8	8
All years thereafter	28	28

Total	$71	$65
Less: amount representing interest	26	26

Present value of net minimum lease payment	$45	$39

In November 2000, a Con Edison Development subsidiary entered into an operating lease arrangement with a limited partnership to finance construction of a 525 MW gas-fired electric generating facility in Newington, New Hampshire (Newington Project). See Note T.

Operating leases: The future minimum lease commitments under Con Edison's non-cancelable operating lease agreements, excluding the Newington Project, are as follows:

(Millions of Dollars)	Con Edison	Con Edison of New York	O&R

2004	$51	$40	$3
2005	17	7	2
2006	16	6	2
2007	15	5	2
2008	15	5	2
All years thereafter	48	19	17

Total	$162	$82	$28

NOTES TO THE FINANCIAL STATEMENTS -- CONTINUED

As part of a broad initiative, the Internal Revenue Service is reviewing certain categories of transactions. Among these are transactions in which a taxpayer leases property and then immediately subleases it back to the lessor (termed "Lease In/Lease Out," or LILO transactions). In 1997 and 1999, Con Edison's unregulated subsidiaries invested $93 million in two LILO transactions, involving gas distribution and electric generating facilities in the Netherlands, which represented approximately 36 percent of the purchase price; the remaining 64 percent or $166 million was furnished by third-party financing in the form of long-term debt that provides no recourse against the subsidiaries and is primarily secured by the assets, except for guarantees of up to $10 million of the debt. Approximately half of these guarantees expired prior to December 31, 2002 and the other half will expire at the end of May 2004. At December 31, 2003, the company's investment of $202 million in these leveraged leases net of deferred tax liabilities of $142 million amounted to $60 million, which was included at cost on Con Edison's consolidated balance sheet. On audit, the Internal Revenue Service has proposed that the tax losses recognized in connection with the 1997 LILO transaction be disallowed for the tax year 1997. Con Edison believes its position is correct and is currently appealing the auditors' proposal within the Internal Revenue Service. The estimated total tax savings from the two LILO transactions during the tax years 1997 through 2003, in the aggregate, was $100 million.

Note L - Goodwill and Intangible Assets (Con Edison)

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

In 2002, the company recognized a loss of $34 million ($20 million after-tax) as an offset to goodwill recorded by Con Edison Development relating to certain of its generation assets.

During 2003, Con Edison completed the impairment test for its goodwill of $406 million and determined that it was not impaired.

NOTES TO THE FINANCIAL STATEMENTS -- CONTINUED

Had Con Edison been accounting for goodwill under SFAS No. 142 for all periods presented, its income and earnings per share would have been as follows:

	For the years ended December 31,
(Millions of Dollars, except per share amounts)	2003	2002	2001

Net income for common stock
As reported	$528	$646	$682
Add back: goodwill amortization (net of tax)	-	-	11

Adjusted	$528	$646	$693

Basic earnings per share
As reported	$2.39	$3.03	$3.22
Add back: goodwill amortization (net of tax)	-	-	.05

Adjusted	$2.39	$3.03	$3.27

Diluted earnings per share
As reported	$2.38	$3.02	$3.21
Add back: goodwill amortization (net of tax)	-	-	.05

Adjusted	$2.38	$3.02	$3.26

Con Edison's intangible assets consist of the following:

	December 31, 2003			December 31, 2002

(Millions of Dollars)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

Power purchase agreement of an unregulated subsidiary	$112	$3	$109	$92	$10	$82
Other	3	1	2	-	-	-

Total	$115	$4	$111	$92	$10	$82

The power purchase agreement was written up to its fair value of $112 million upon implementation of new FASB guidance on derivatives (Derivatives Implementation Group Issue C20), and is being amortized over its remaining useful life of 11 years. See Note V.

NOTES TO THE FINANCIAL STATEMENTS -- CONTINUED

The amortization expense was $6 million and $4 million for the years ended December 31, 2003 and 2002 respectively, and is expected to be $10 million annually for the years 2004-2008.

Note M - Income Tax

The components of income tax are as follows:

	Con Edison			Con Edison of New York			O&R

(Millions of Dollars)	2003	2002	2001	2003	2002	2001	2003	2002	2001

Charge/(benefit) to operations:
State
Current	$10	$(3)	$69	$33	$(2)	$72	$-	$1	$2
Deferred - net	64	97	79	56	87	65	9	3	4
Federal
Current	(107)	93	381	(36)	92	405	(7)	16	7
Deferred - net	364	217	(57)	325	183	(100)	32	5	13
Amortization of investment tax credit	(6)	(6)	(7)	(6)	(6)	(7)	-	-	-

TOTAL CHARGE TO OPERATIONS	325	398	465	372	354	435	34	25	26

Charge/(benefit) to other income:
State
Current	(2)	(3)	(4)	(1)	(2)	1	-	-	-
Deferred - net	5	(1)	-	4	(1)	-	-	-	-
Federal
Current	(11)	(13)	(9)	(6)	(5)	(1)	-	-	(1)
Deferred - net	(2)	(1)	(7)	(2)	-	(6)	-	-	-
Amortization of investment tax credit	-	(4)	(2)	-	(4)	(2)	-	-	-

TOTAL BENEFIT TO OTHER INCOME	(10)	(22)	(22)	(5)	(12)	(8)	-	-	(1)

TOTAL	$315	$376	$443	$367	$342	$427	$34	$25	$25

The tax effect of temporary differences, which gave rise to deferred tax assets and liabilities, is as follows:

	Con Edison		Con Edison of New York		O&R

(Millions of Dollars)	2003	2002	2003	2002	2003	2002

Liabilities:
Depreciation	$1,599	$1,566	$1,493	$1,457	$98	$97
Regulatory liability - future income tax	629	614	589	575	40	39
Other	1,044	712	835	559	72	42

TOTAL LIABILITIES	3,272	2,892	2,917	2,591	210	178

Assets:
Other	(205)	(216)	(162)	(168)	(32)	(44)

TOTAL ASSETS	(205)	(216)	(162)	(168)	(32)	(44)

NET LIABILITY	$3,067	$2,676	$2,755	$2,423	$178	$134

NOTES TO THE FINANCIAL STATEMENTS -- CONTINUED

Reconciliation of the difference between income tax expense and the amount computed by applying the prevailing statutory income tax rate to income before income taxes is as follows:

	Con Edison			Con Edison of New York			O&R

(% of Pre-tax income)	2003	2002	2001	2003	2002	2001	2003	2002	2001

STATUTORY TAX RATE
Federal	35%	35%	35%	35%	35%	35%	35%	35%	35%
Changes in computed taxes resulting from:
State income tax	6	6	9	7	6	9	8	4	8
Depreciation related differences	7	5	3	6	5	4	3	1	-
Cost of removal	(6)	(5)	(4)	(5)	(5)	(4)	(1)	(2)	(1)
Amortization of taxes associated with divested assets	-	-	-	-	-	-	-	(1)	(1)
Other	(5)	(6)	(4)	(5)	(5)	(4)	(2)	(2)	(1)

Effective Tax Rate	37%	35%	39%	38%	36%	40%	43%	35%	40%

Note N - Stock-Based Compensation

Under Con Edison's Stock Option Plan (the Plan), options may be granted to officers and key employees of Con Edison and its subsidiaries for up to a total of 10 million shares of Con Edison's common stock. Generally options vest three years after the grant date and expire 10 years from the grant date.

As permitted by SFAS No. 123, the Companies elected to follow APB No. 25 and related interpretations in accounting for their employee stock options. Under the intrinsic value method of APB No. 25, no compensation expense is recognized because the exercise price of Con Edison's employee stock options equals the market price of the underlying stock on the date of grant.

Under the Plan, exercise of Con Edison's employee stock options requires payment in full of the exercise price, unless the committee of Con Edison's Board of Directors that administers the Plan determines that options may be settled by paying to the option holder the difference between the fair market value of the common stock subject to the option and the exercise price (cash settlement). In 2002, to ensure that the exercise of currently exercisable options would comply with certain technical requirements of the Sarbanes-Oxley Act of 2002 applicable to certain officers of the Companies, the committee determined that 1996 and 1997 stock options covering 295,500 shares of common stock held by those officers may be settled by the cash settlement method. Charges to expense are recognized with respect to these options to the extent the fair market value of the common shares changes.

The following table summarizes the expense recognized in relation to the stock options subject to cash settlement:

	Con Edison			Con Edison of New York			O&R

(Millions of Dollars)	2003	2002	2001	2003	2002	2001	2003	2002	2001

Compensation expense - stock options	$-	$4	$-	$-	$3	$-	$-	$-	$-

NOTES TO THE FINANCIAL STATEMENTS -- CONTINUED

Disclosure of pro forma information regarding net income and earnings per share is required by SFAS No. 123. See "Stock-Based Compensation" in Note A for an illustration of the effect on net income and earnings per share if the Companies had applied the fair value recognition provisions of SFAS No. 123 to their stock-based employee compensation. The fair values of options granted in 2003, 2002 and 2001 are $4.30, $6.37 and $5.23 per share, respectively. These values were estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2003	2002	2001

Risk-free interest rate	3.35%	5.08%	5.22%
Expected life	6 years	6 years	8 years
Expected stock volatility	21.44%	21.43%	21.32%
Expected dividend yield	5.66%	5.22%	5.83%

A summary of changes in the status of stock options awarded to officers and employees of the Companies as of December 31, 2003, 2002 and 2001 is as follows:

	Con Edison		Con Edison of New York		O&R

	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at 12/31/00	4,790,913	$37.749	4,485,113	$37.682	73,000	$32.500
Granted	1,487,050	37.758	1,287,550	37.760	101,000	37.750
Exercised	(363,013)	29.740	(363,013)	29.740	-	-
Forfeited	(160,300)	41.333	(63,200)	41.414	-	-

Outstanding at 12/31/01	5,754,650	38.157	5,346,450	38.215	174,000	35.547
Granted	1,584,350	42.510	1,349,850	42.510	113,000	42.510
Exercised	(413,899)	30.813	(413,199)	30.793	-	-
Forfeited	(127,450)	44.103	(116,950)	44.491	(2,000)	35.125

Outstanding at 12/31/02	6,797,651	39.506	6,166,151	39.532	285,000	38.311
Granted	1,621,700	39.639	1,346,700	39.704	113,000	39.505
Exercised	(692,175)	32.728	(660,425)	32.705	(9,500)	32.500
Forfeited	(110,000)	45.365	(99,000)	45.764	-	-

Outstanding at 12/31/03	7,617,176	$40.065	6,753,426	$40.142	388,500	$38.800

NOTES TO THE FINANCIAL STATEMENTS -- CONTINUED

The following table summarizes stock options outstanding at December 31, 2003 for each plan year for the Companies:

		Con Edison			Con Edison of New York			O&R
Plan Year	Remaining Contractual Life	Options Outstanding	Weighted Average Exercise Price	Options Exercisable	Options Outstanding	Weighted Average Exercise Price	Options Exercisable	Options Outstanding	Weighted Average Exercise Price	Options Exercisable

2003	9	1,619,700	$39.640	-	1,346,700	$39.704	-	113,000	$39.505	-
2002	8	1,573,850	42.510	-	1,340,350	42.510	-	113,000	42.510	-
2001	7	1,465,350	37.758	-	1,272,850	37.760	-	100,000	37.750	-
2000	6	909,200	32.499	909,200	798,700	32.499	798,700	62,500	32.500	62,500
1999	5	1,076,600	47.868	1,076,600	1,028,900	47.865	1,028,900	-	-	-
1998	4	667,200	42.563	667,200	660,650	42.563	660,650	-	-	-
1997	3	208,676	31.500	208,676	208,676	31.500	208,676	-	-	-
1996	2	96,600	27.875	96,600	96,600	27.875	96,600	-	-	-

Total		7,617,176		2,958,276	6,753,426		2,793,526	388,500		62,500

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

The following table summarizes the expense recognized in relation to the restricted stock units:

	Con Edison			Con Edison of New York			O&R

(Millions of Dollars)	2003	2002	2001	2003	2002	2001	2003	2002	2001

Compensation expense - restricted stock	$5	$4	$3	$4	$4	$3	$1	$-	$-

In June 2002, Con Edison terminated its Directors' Retirement Plan applicable to non-officer directors (the termination is not applicable to directors who had previously retired from the board) and adopted a deferred stock compensation plan for these directors. Under this plan, directors were granted stock units for accrued service. Pursuant to APB No. 25, Con Edison is recognizing compensation expense and accruing a liability for these units.

NOTES TO THE FINANCIAL STATEMENTS -- CONTINUED

The following table summarizes the expense recognized in relation to the non-officer director deferred stock compensation plan:

	Con Edison			Con Edison of New York			O&R

(Millions of Dollars)	2003	2002	2001	2003	2002	2001	2003	2002	2001

Compensation expense - Non-Officer Director deferred stock compensation	$1	$2	$-	$1	$2	$-	$-	$-	$-

Con Edison's shareholders, at their annual meeting in May 2003, approved the Con Edison Long-Term Incentive Plan under which up to 10 million shares of its common stock may be issued. No shares have been issued under the plan.

Note O - Financial Information By Business Segment

The business segments of each of the Companies were determined based on similarities in economic characteristics, the regulatory environment, and management's reporting requirements.

Con Edison's principal business segments are Con Edison of New York's regulated electric, gas and steam utility activities, O&R's regulated electric and gas utility activities and other operations, Con Edison's unregulated subsidiaries and other (parent holding company interest and other expenses and consolidation adjustments). Con Edison of New York's principal business segments are its regulated electric, gas and steam utility activities. O&R's principal business segments are its regulated electric and gas utility activities and other operations.

All revenues of these business segments, excluding revenues earned by Con Edison Development on certain energy infrastructure projects, which are deemed to be immaterial, are from customers located in the United States of America. Also, all assets of the business segments, excluding certain investments in energy infrastructure projects by Con Edison Development ($216 million at December 31, 2003), are located in the United States of America. The accounting policies of the segments are the same as those described in Note A to the financial statements of this report.

Common services shared by the business segments are assigned directly or allocated based on various cost factors, depending on the nature of the service provided.

NOTES TO THE FINANCIAL STATEMENTS -- CONTINUED

The financial data for the business segments are as follows:

For the 12 Months Ended December 31, 2003	Operating revenues	Inter- segment revenues	Depreciation and amortization	Income tax expense	Operating income	Interest charges	Changes in accounting principles	Total assets	Construction expenditures

	(Millions of Dollars)
Con Edison of New York
Electric	$6,334	$11	$367	$301	$758	$292	$-	$13,675	$829
Gas	1,295	3	72	66	149	60	-	2,918	181
Steam	537	2	19	5	35	24	-	1,171	158

Total Con Edison of New York	$8,166	$16	$458	$372	$942	$376	$-	$17,764	$1,168

O&R
Electric	$530	$-	$26	$26	$52	$14	$-	$906	$53
Gas	197	-	8	8	16	7	-	361	18
Other	-	-	-	-	-	-	-	2	-

Total O&R	$727	$-	$34	$34	$68	$21	$-	$1,269	$71

Unregulated subsidiaries	$931	$-	$37	$(69)	$(88)	$14	$3	$1,554	$105
Other	3	(16)	-	(12)	12	23	-	379	-

Total Con Edison	$9,827	$-	$529	$325	$934	$434	$3	$20,966	$1,344

For the 12 Months Ended December 31, 2002	Operating revenues	Inter- segment revenues	Depreciation and amortization	Income tax expense	Operating income	Interest charges	Changes in accounting principles	Total assets	Construction expenditures

(Millions of Dollars)
Con Edison of New York
Electric	$5,775	$9	$352	$298	$759	$304	$-	$13,084	$825
Gas	1,045	3	68	61	159	63	-	2,718	186
Steam	404	2	18	(5)	36	25	-	1,035	84

Total Con Edison of New York	$7,224	$14	$438	$354	$954	$392	$-	$16,837	$1,095

O&R
Electric	$476	$-	$26	$20	$58	$20	$-	$880	$41
Gas	159	-	8	5	14	8	-	318	17
Other	-	-	-	-	-	-	-	3	-

Total O&R	$635	$-	$34	$25	$72	$28	$-	$1,201	$58

Unregulated subsidiaries	$643	$-	$23	$19	$34	$16	$(22)	$1,319	$282
Other	-	(14)	-	-	-	6	-	310	-

Total Con Edison	$8,502	$-	$495	$398	$1,060	$442	$(22)	$19,667	$1,435

NOTES TO THE FINANCIAL STATEMENTS -- CONTINUED

For the 12 Months Ended December 31, 2001	Operating revenues	Inter- segment revenues	Depreciation and amortization	Income tax expense	Operating income	Interest charges	Changes in accounting principles	Total assets	Construction expenditures

(Millions of Dollars)
Con Edison of New York
Electric	$6,350	$12	$383	$359	$852	$301	$-	$11,356	$766
Gas	1,268	3	64	70	167	63	-	2,416	153
Steam	504	2	18	6	28	21	-	747	65

Total Con Edison of New York	$8,122	$17	$465	$435	$1,047	$385	$-	$14,519	$984

O&R
Electric	$538	$-	$25	$23	$50	$16	$-	$837	$41
Gas	198	-	8	3	13	8	-	295	18
Other	-	-	-	-	-	-	-	3	-

Total O&R	$736	$-	$33	$26	$63	$24	$-	$1,135	$59

Unregulated subsidiaries	$531	$-	$17	$4	$30	$17	$-	$1,017	$154
Other	-	(17)	11	-	(12)	5	-	363	-

Total Con Edison	$9,389	$-	$526	$465	$1,128	$431	$-	$17,034	$1,197

Note P - Derivative Instruments and Hedging Activities

Effective January 2001, the Companies adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended (SFAS No. 133). Under SFAS No. 133, derivatives are recognized on the balance sheet at fair value, unless an exception is available under the standard. Certain qualifying derivative contracts have been designated as normal purchases or normal sales contracts. These contracts are not reported at fair value under SFAS No. 133.

Energy Price Hedging

Con Edison's subsidiaries hedge market price fluctuations associated with physical purchases and sales of electricity and natural gas by using derivative instruments including futures, forwards, basis swaps, transmission congestion contracts and financial transmission rights contracts. The fair values of these hedges at December 31, 2003 and 2002 were as follows:

	Con Edison		Con Edison of New York		O&R

(Millions of Dollars)	2003	2002	2003	2002	2003	2002

Fair value of net assets	$27	$39	$15	$16	$5	$1

Cash Flow Hedges

Con Edison's subsidiaries designate a portion of derivative instruments held for purposes other than trading as cash flow hedges under SFAS No. 133. Under cash flow hedge accounting, to the extent a hedge is determined to be "effective," the unrealized gain or loss on the hedge is recorded in other comprehensive income (OCI) and reclassified to earnings at the time the underlying transaction is completed. A gain or loss relating to any portion of the hedge determined to be "ineffective" is recognized in earnings in the period in which such determination is made.

NOTES TO THE FINANCIAL STATEMENTS -- CONTINUED

For the Companies, unrealized gains and losses on cash flow hedges for energy transactions, net of tax, included in accumulated OCI for the years ended December 31, 2003 and 2002 were as follows:

	Twelve Months Ended December 31,
	Con Edison		Con Edison of New York		O&R

(Millions of Dollars)	2003	2002	2003	2002	2003	2002

Unrealized gains/(losses) on derivatives qualified as cash flow hedges, net of taxes	$11	$28	$(1)	$4	$-	$-
Less: Reclassification adjustment of gains/(losses) included in net income, net of taxes	20	2	(1)	1	-	-

Unrealized gains/(losses) on derivatives qualified as cash flow hedges for the period	$(9)	$26	$-	$3	$-	$-

The following table presents selected information related to these cash flow hedges included in accumulated OCI at December 31, 2003:

				Accumulated Other Comprehensive Income/(Loss) Net of Tax			Portion Expected to be Reclassified to Earnings during the Next 12 Months
(Millions of Dollars/Term in Months)	Maximum Term
	Con Edison	Con Edison of New York	O&R	Con Edison	Con Edison of New York	O&R	Con Edison	Con Edison of New York	O&R

Energy Price Hedges	33	8	12	$5	$-	$-	$4	$-	$-

The actual amounts that will be reclassified to earnings may vary from the expected amounts presented above as a result of changes in market prices. The effect of reclassification from accumulated OCI to earnings will generally be offset by the recognition of the hedged transaction in earnings.

For the years ended December 31, 2003 and 2002, the Companies recognized in net earnings unrealized pre-tax net gains and losses relating to hedge ineffectiveness of these cash flow hedges as follows:

	Twelve Months Ended December 31,
	Con Edison		Con Edison of New York		O&R

(Millions of Dollars)	2003	2002	2003	2002	2003	2002

Unrealized gains/(losses) on ineffective portion of derivatives qualified as hedges	$(1)	$2	$-	$-	$-	$-

Other Derivatives

Con Edison of New York enters into certain non-trading derivative instruments, some of which are on behalf of O&R, that are not designated as hedges for accounting purposes. However, management believes these instruments represent economic hedges that mitigate exposure to fluctuations in commodity prices. The Utilities, with limited exceptions, recover all gains and losses on these instruments. See

NOTES TO THE FINANCIAL STATEMENTS -- CONTINUED

"Recoverable Energy Costs" in Note A. Con Edison Solutions and Con Edison Energy also enter into certain other contracts that are derivatives, but do not qualify for hedge accounting under SFAS No. 133. Changes in the fair market value of these derivative contracts are recorded in earnings in the reporting period in which they occur. In the years ended December 31, 2003 and 2002, the Companies recognized in earnings unrealized pre-tax net gains and losses relating to these hedges as follows:

	Twelve Months Ended December 31,
	Con Edison		Con Edison of New York		O&R

(Millions of Dollars)	2003	2002	2003	2002	2003	2002

Unrealized gains/(losses)	$-	$4	$-	$-	$-	$-

Energy Trading Activities

Con Edison Energy engages in energy-trading activities. Con Edison Energy makes wholesale purchases and sales of electric, gas and related energy trading products and provides risk management services to other unregulated Con Edison subsidiaries in order to optimize the value of their electric generating facilities and retail supply contracts. It also engages in a limited number of other wholesale commodity transactions. Con Edison Energy utilizes forward contracts for the purchase and sale of electricity and capacity, over-the-counter swap contracts, exchange-traded natural gas and crude oil futures and options, transmission congestion contracts and other physical and financial contracts. As of December 31, 2003, these contracts had terms of three years or less and their fair value was $4 million as of December 31, 2003 and $5 million as of December 31, 2002. Con Edison's unregulated subsidiaries recognized in earnings pre-tax net losses relating to energy trading contracts of $3 million and $1 million, including the amortization of premiums paid and received, and excluding the cumulative effect of a change in accounting principle, for the years ended December 31, 2003 and 2002, respectively.

Effective October 1, 2002, all derivative energy-trading contracts are reported at fair value, with corresponding changes in value recognized immediately in earnings in accordance with SFAS No. 133 and Emerging Issues Task Force (EITF) Issue No. 02-3, "Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities." Prior to October 2002, energy-trading contracts were accounted for under EITF Issue No. 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities," which was rescinded in October of 2002. As a result, previously recognized mark-to-market gains and losses on non-derivative contracts were reversed. Con Edison reported a $2 million after-tax loss for the effect of the rescission as a cumulative effect of a change in accounting principle.

NOTES TO THE FINANCIAL STATEMENTS -- CONTINUED

Interest Rate Hedging

Con Edison's subsidiaries use interest rate swaps to manage interest rate exposure associated with debt. The fair values of these interest rate swaps at December 31, 2003 and 2002 were as follows:

	Con Edison		Con Edison of New York		O&R

(Millions of Dollars)	2003	2002	2003	2002	2003	2002

Fair value of interest rate swaps	$(23)	$(23)	$1	$6	$(17)	$(19)

Con Edison of New York's swap (related to $225 million of tax-exempt debt) is designated as a fair value hedge, which qualifies for "short-cut" hedge accounting under SFAS No. 133. Under this method, changes in fair value of the swap are recorded directly against the carrying value of the hedged bonds and have no impact on earnings.

Con Edison Development and O&R's swaps are designated as cash flow hedges under SFAS No. 133. Any gain or loss on the hedges is recorded in OCI and reclassified to interest expense and included in earnings during the periods in which the hedged interest payments occur. The contractual components of the interest rate swaps accounted for as cash flow hedges are as follows:

Debt	Maturity Date	Notional Amount (Millions of Dollars)	Fixed Rate Paid	Variable Rate Received

O&R
Pollution Control Refunding Revenue Bond, 1994 Series A	2014	$55	6.09%	Current bond rate

Con Edison Development
Amortizing variable rate loans - Lakewood	2008	$67	6.68%	LIBOR

Unrealized gains and losses on these cash flow hedges, net of tax, included in accumulated OCI for the years ended December 31, 2003 and 2002 were as follows:

	Twelve Months Ended December 31,
	Con Edison		O&R

(Millions of Dollars)	2003	2002	2003	2002

Unrealized gains/(losses) on derivatives qualified as hedges, net of taxes	$2	$(9)	$3	$(4)
Less: Reclassification adjustment for gains/(losses) included in net income, net of taxes	(1)	(4)	1	(1)

Unrealized gains/(losses) on derivatives qualified as hedges for the period	$3	$(5)	$2	$(3)

NOTES TO THE FINANCIAL STATEMENTS -- CONTINUED

The following table presents selected information related to these cash flow hedges included in the accumulated OCI at December 31, 2003:

	Accumulated Other Comprehensive Income/(Loss) Net of Tax		Portion Expected to be Reclassified to Earnings during the Next 12 Months
(Millions of Dollars)	Con Edison	O&R	Con Edison	O&R

Interest Rate Swaps	$(14)	$(10)	$(3)	$(1)

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

Note Q - Northeast Utilities Litigation (Con Edison)

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

In March 2003, the court ruled on certain motions filed by Con Edison and Northeast Utilities in the First Federal Proceeding. The court ruled that Con Edison's claim against Northeast Utilities for hundreds of millions of dollars for breach of the merger agreement, as well as Con Edison's claim that Northeast Utilities underwent a material adverse change, will go to trial. The court also dismissed Con

NOTES TO THE FINANCIAL STATEMENTS -- CONTINUED

Edison's fraud and misrepresentation claims. In addition, the court ruled that Northeast Utilities' claims on behalf of its shareholders against Con Edison for damages in excess of $1.2 billion will go to trial. The court has not yet ruled on subsequent motions by both parties regarding evidence to be presented at trial.

In May 2003, a lawsuit by a purported class of Northeast Utilities' shareholders, entitled Rimkoski, et al. v. Consolidated Edison, Inc., was filed in New York County Supreme Court (the State Proceeding) alleging breach of the merger agreement. The complaint defines the putative class as holders of Northeast Utilities' common stock on March 5, 2001, and alleges that the class members were intended third party beneficiaries of the merger agreement. The complaint seeks damages believed to be substantially duplicative of those sought by Northeast Utilities on behalf of its shareholders in the First Federal Proceeding. In December 2003, the court granted the State Proceeding plaintiffs' motion to intervene in the First Federal Proceeding and in February 2004, the State Proceeding was dismissed without prejudice. In January 2004, Rimkoski filed a motion to certify his action as a class action on behalf of all holders of Northeast Utilities' common stock on March 5, 2000 and to appoint Rimkoski as class representative. Northeast Utilities has opposed the motion.

In October 2003, a lawsuit by a purported class of Northeast Utilities' shareholders, entitled Siegel et al. v. Consolidated Edison, Inc., was commenced in the United States District Court for the Southern District of New York (the Second Federal Proceeding). The putative class in the Second Federal Proceeding is the same putative class as in the State Proceeding. The amended complaint in the Second Federal Proceeding seeks unspecified injunctive relief and damages believed to be substantially duplicative of the damages sought from Con Edison in the First Federal Proceeding and in the State Proceeding. In January 2004, both Con Edison and Northeast Utilities (which has sought to intervene in the Second Federal Proceeding) moved to dismiss the Second Federal Proceeding and the plaintiffs in the Second Federal Proceeding moved to consolidate that proceeding with the First Federal Proceeding.

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

Note R - Lower Manhattan Restoration (Con Edison and Con Edison of New York)

Con Edison of New York estimates that it will incur $430 million of costs for emergency response to the September 11, 2001 attack on the World Trade Center, and for resulting temporary and subsequent

NOTES TO THE FINANCIAL STATEMENTS -- CONTINUED

permanent restoration of electric, gas and steam transmission and distribution facilities damaged in the attack. Most of the costs are expected to be capital in nature. In December 2001, the company filed a petition with the PSC for authorization to defer the costs. The company estimates that $90 million of the costs will be covered by insurance. It expects the PSC to permit recovery from customers of the costs, net of any federal reimbursement, insurance payments and tax savings. In August 2002, Congress appropriated funds for which the company is eligible to apply to recover costs it incurred in connection with the attack. In accordance with the procedural guidelines for disbursement of the federal funds, the company submitted its initial application for funds in October 2003 and received the first installment of $29 million on October 31, 2003. The company will submit additional applications when appropriate. At December 31, 2003, the company had capitalized $186 million of such costs as utility plant and deferred $68 million, including interest, as a regulatory asset.

In addition, based upon New York City's announced plans for improvement projects in lower Manhattan, including a transportation hub, the company anticipates that over the next five to ten years it may incur up to $250 million in incremental costs in lower Manhattan. The company expects that it would recover any such costs from customers through the utility ratemaking process.

Note S - Guarantees (Con Edison)

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

Con Edison and its subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of their subsidiaries. In addition, a Con Edison Development subsidiary has issued guarantees on behalf of entities in which it has an equity interest. Con Edison's guarantees had maximum limits totaling $1 billion at December 31, 2003 and 2002, as to which underlying guaranteed obligations of $320 million and $588 million, respectively, were outstanding.

The following table summarizes, by type and term, the total maximum amount of guarantees:

	Maximum Amount
Guarantee Type	0-3 years	4-10 years	> 10 years	Total

	(Millions of Dollars)
Commodity transactions	$690	$35	$162	$887
Affordable housing program	-	49	-	49
Intra-company guarantees	5	-	51	56
Other guarantees	38	11	16	65

TOTAL	$733	$95	$229	$1,057

NOTES TO THE FINANCIAL STATEMENTS -- CONTINUED

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

Affordable Housing Program—Con Edison Development guarantees the repurchase and remarketing obligations of one of its subsidiaries with respect to the debt relating to moderate-income rental apartment properties eligible for tax credits under Section 42 of the Internal Revenue Code. In accordance with EITF Issue No. 94-01, "Accounting for Tax Benefits Resulting from Investments in Affordable Housing Projects," neither the rental apartment properties nor the related indebtedness is included on Con Edison's consolidated balance sheet.

Intra-company Guarantees

  •
  $50 million relates to a guarantee issued by Con Edison on behalf of Con Edison Communications to Con Edison of New York for payment relating to the use of space in the latter's facilities and the construction of new telecommunications underground facilities.

  •
  $6 million relates to commodity guarantees issued by Con Edison on behalf of Con Edison Energy and Con Edison Solutions to Rockland Electric and Con Edison of New York, respectively.

Other Guarantees—Con Edison, Con Edison Development and its subsidiaries also guarantee the following:

  •
  $21 million for guarantees, standby financial letters of credit and comfort letters in connection with investments in energy infrastructure power and cogeneration projects;

  •
  $7 million for franchise agreements with the City of New York and other localities;

  •
  $12 million for certain rent payment obligations of Con Edison's subsidiaries under various lease agreements for office buildings;

  •
  $25 million for a parental guarantee provided by Con Edison on Con Edison Solution's indemnity agreement for surety bonds.

Note T - Consolidation of Variable Interest Entities (Con Edison)

In December 2003, the FASB issued a revised Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46), which addresses the consolidation of variable interest entities (VIE's) by business enterprises that are the primary beneficiaries. A VIE is an entity that does not have sufficient equity investment at risk to permit it to finance its activities without additional subordinated financial support, or whose equity investors lack the characteristics of a controlling financial interest. The primary beneficiary of a VIE is the enterprise with the majority of the risks or rewards associated with the VIE.

NOTES TO THE FINANCIAL STATEMENTS -- CONTINUED

FIN 46 is effective no later than the end of the first fiscal year or interim period that ends after March 15, 2004. However, as it relates to special-purpose entities, FIN 46 is effective no later than the end of the fiscal year or interim period that ends after December 15, 2003. Earlier application is permitted. In accordance with FIN 46, in December 2003, Con Edison consolidated the Newington Project and a Con Edison Solutions' project, which are described in the following paragraphs.

In November 2000, a Con Edison Development subsidiary entered into an operating lease arrangement with Hawkeye L.P. (Lessor) to finance construction of a 525 MW gas-fired electric generating facility in Newington, New Hampshire. In accordance with SFAS No. 13, and related EITF issues (including EITF Issue No. 90-15, "Impact of Nonsubstantive Lessors, Residual Value Guarantees, and Other Provisions in Leasing Transactions" and EITF Issue No. 97-10, "The Effect of Lessee Involvement in Asset Construction"), the Newington Project and the related obligations were not included on Con Edison's consolidated balance sheet prior to December 2003.

At the expiration of the initial lease term in June 2010, the Con Edison Development subsidiary has the option to extend the lease or purchase the project for the then outstanding amounts expended by the Lessor for the project. In the event the subsidiary chooses not to extend the lease or acquire the project, Con Edison has guaranteed a residual value of the Newington Project for an amount not to exceed $239.7 million. The subsidiary also has contingent payment obligations to the Lessor if an event of default should occur during the lease period. If the subsidiary were to default, its obligation would equal up to 100% of the Lessor's investment in the Newington Project plus all other amounts then due under the lease, which could exceed the aforementioned residual value guarantee. The subsidiary's payment and performance obligations relating to the Newington Project are fully and unconditionally guaranteed by Con Edison.

Future minimum rental payments under the Newington Project operating lease are as follows:

(Millions of Dollars)

2004	$33
2005	33
2006	33
2007	33
2008	33
All years thereafter	51

Total	$216

At December 31, 2003, Con Edison included $339 million of assets related to the Newington Project and $344 million of long-term debt and other liabilities on its consolidated balance sheet. In addition, Con Edison recorded a cumulative effect of a change in accounting principle after-tax charge of $5 million.

Substantial completion on the Newington project occurred in the fourth quarter of 2002. The subsidiary and the construction contractor for this plant have initiated legal proceedings with respect to whether the

NOTES TO THE FINANCIAL STATEMENTS -- CONTINUED

subsidiary is entitled to damages for a delay in completion of this plant and whether the contractor is entitled to additional project costs. Con Edison does not expect that this dispute will have a material adverse effect on its financial position, results of operations or liquidity.

In 2001, Con Edison Solutions formed a partnership to own and operate a cogeneration facility that was accounted for under the equity method. The plant became fully operational in early 2002. Upon the adoption of FIN 46, Con Edison Solutions included $2 million of the cogeneration facility's assets and the related debt on its consolidated balance sheet with no earnings impact.

Con Edison Development has a sole limited interest in an affordable housing partnership which began in August 2000. Under FIN 46, the partnership was determined to be a VIE where Con Edison Development is not the primary beneficiary. The partnership was established to acquire economic interests in residential housing rental properties expected to qualify for tax credits under Section 42 of the Internal Revenue Code of 1986, as amended. At December 31, 2003, Con Edison Development's maximum exposure to loss as a result of its involvement with the VIE was $7 million. In addition, Con Edison has guaranteed the amounts of the debt undertaken by the partnership. See Note S.

Note U - Related Party Transactions

The Utilities and Con Edison's other subsidiaries provide administrative and other services to each other pursuant to cost allocation procedures approved by the PSC. For O&R the services received include substantially all administrative support operations, such as corporate directorship and associated ministerial duties, accounting, treasury, investor relations, information resources, legal, human resources, fuel supply and energy management services. The costs of administrative and other services provided by, and received from, Con Edison and its subsidiaries for the years ended December 31, 2003, 2002 and 2001 were as follows:

	Con Edison of New York			O&R

(Millions of Dollars)	2003	2002	2001	2003	2002	2001

Cost of services provided	$37	$31	$40	$13	$12	$11
Cost of services received	$25	$24	$24	$20	$15	$14

In addition, O&R purchased from Con Edison of New York $128 million, $102 million and $141 million of natural gas for the years ended December 31, 2003, 2002 and 2001, respectively. O&R purchased from Con Edison of New York $16 million and $25 million of electricity for the years ended December 31, 2003 and 2002, respectively. O&R also purchased from Con Edison Energy $1 million of electricity for the year ended December 31, 2003.

In December 2003, the FERC authorized Con Edison of New York to lend funds to O&R, for periods of not more than 12 months, in amounts not to exceed $150 million outstanding at any time, at prevailing market rates. O&R has not borrowed any funds from Con Edison of New York.

NOTES TO THE FINANCIAL STATEMENTS -- CONTINUED

Note V - New Financial Accounting Standards

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). For discussion of FIN 46, see Note T.

In January 2003, the Companies adopted SFAS No. 143, "Accounting for Asset Retirement Obligations." See "Plant and Depreciation—Utility Plant" in Note A.

SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which was effective in January 2003, requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The adoption of this statement had no impact on the Companies' financial position, results of operations or liquidity.

In June 2003, the FASB issued final guidance on the use of broad market indices in power purchase and sale contracts (Derivatives Implementation Group Issue C20). In particular, this guidance clarifies whether the pricing in a contract that contains broad market indices (e.g., consumer price index) could qualify as a normal purchase or normal sale scope exception and therefore not be subject to fair value accounting under SFAS No. 133. The guidance became effective in the fourth quarter of 2003. Upon implementation of this guidance, Con Edison recognized to fair value certain power sales contracts at Con Edison Development. The cumulative effect of this change in accounting principle was an increase to net income of $8 million.

In June 2003, the Companies adopted SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies financial accounting and reporting for derivative instruments, and SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," which revises and expands the definition of a liability (FASB Concept Statement No. 5, "Elements of Financial Statements") and provides accounting and reporting guidance. Effective July 1, 2003, the Companies adopted EITF 01-8, "Determining Whether an Arrangement Contains a Lease." The adoption of SFAS No. 149, SFAS No. 150 and EITF 01-8, had no material impact on the Companies' financial position, results of operations or liquidity.

In August 2003, the EITF reached a consensus that realized gains and losses on derivative contracts not "held for trading purposes" should be reported on a net or gross basis based on the relevant facts and circumstances of the contract. In analyzing these facts and circumstances, Issue 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent," should be applied. The EITF consensus is effective for new transactions or arrangements entered into beginning in the fourth quarter of 2003. The adoption of this EITF consensus had no material impact on the Companies' financial position, results of operations or liquidity.

In January 2004, the FASB issued FASB Staff Position (FSP) No. FAS 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." The FSP gives plan sponsors an option to defer recognizing the effects of the Act in the accounting for its plan under FASB Statement No. 106, "Employers' Accounting for Postretirement

NOTES TO THE FINANCIAL STATEMENTS -- CONTINUED

Benefits Other Than Pensions," and in providing disclosures required by FASB Statement No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," until authoritative guidance is issued, or until certain other events (such as plan amendments) occur. Con Edison has elected not to defer the recognition of the Act. See Note F.

Note W - East 11th Street Accident

In January 2004, a woman died when she came into contact with the metal frame of a Con Edison of New York service box that had been installed in a New York City street. The frame was energized by a low voltage cable that in January 2003 was repaired by the company in a manner that varied from its written procedures. Following this accident, the company began "stray-voltage" inspection testing of its transformer vaults, manholes and service boxes in the portion of its service area in which its distribution facilities are underground. The company also tested certain of the City's Department of Transportation's street lights. The company has substantially completed this testing and has eliminated stray voltage conditions at the few locations tested where there was measurable voltage. The company has committed to add this testing to its annual inspection programs.

In February 2004, the PSC instituted a proceeding as to whether Con Edison of New York violated the safety requirements of the New York Public Service Law and ordered the company to show cause why the PSC should not commence an action seeking penalties from the company. The PSC also instituted a proceeding to examine the safety of the company's electric transmission and distribution systems and ordered the company to complete testing for stray voltage and any necessary repair of additional equipment in the company's service area.

Con Edison of New York believes that its utility systems are safe and reliable. The company, however, is unable to predict whether or not any proceedings or other actions relating to this accident will have a material adverse effect on its financial condition, results of operations or liquidity.

SCHEDULE I

Condensed Financial Information of Consolidated Edison, Inc.

CONDENSED BALANCE SHEET

	At December 31,
	2003	2002
	(Millions of Dollars)
ASSETS
CURRENT ASSETS
Cash and temporary cash investments	$1	$-
Other current assets	9	(1)

TOTAL CURRENT ASSETS	10	(1)
Investments in subsidiaries	7,527	7,001
Goodwill	409	409
Other assets	11	10

TOTAL ASSETS	$7,957	$7,419

CAPITALIZATION AND LIABILITIES
COMMON SHAREHOLDERS' EQUITY
Common stock	$1,982	$1,505
Retained earnings	5,392	5,371

TOTAL COMMON SHAREHOLDERS' EQUITY	7,374	6,876
Long-term debt	525	325

TOTAL CAPITALIZATION	7,899	7,201
CURRENT LIABILITIES
Notes payable	42	161
Accounts payable	10	49
Other current liabilities	15	12

TOTAL CURRENT LIABILITIES	67	222

NONCURRENT LIABILITIES	(9)	(4)

TOTAL LIABILITIES	58	218

TOTAL CAPITALIZATION AND LIABILITIES	$7,957	$7,419

Condensed Financial Information of Consolidated Edison, Inc.

CONDENSED INCOME STATEMENT

	2003	2002	2001
	(Millions of Dollars, except per share amounts)
Equity in earnings of subsidiaries	$537	$671	$701
Other income (deductions), net of taxes	12	4	-
OPERATING EXPENSES
Amortization of O&R goodwill	-	-	(11)
Other	-	-	-
Interest expense	(24)	(7)	(8)

Income before cumulative effect of changes in accounting principles	525	668	682

Cumulative effect of changes in accounting principles	3	(22)	-

NET INCOME	$528	$646	$682

Average number of shares outstanding (in thousands)	221	213	212
Basic earnings per common share	$2.39	$3.03	$3.22
Diluted earnings per share	$2.38	$3.02	$3.21

Condensed Financial Information of Consolidated Edison, Inc.

CONDENSED STATEMENT OF CASH FLOWS

	2003	2002	2001
	(Millions of Dollars)
INCOME BEFORE CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES	$525	$668	$682
Cumulative effect of changes in accounting principles	3	(22)	-

NET INCOME	528	646	682
Dividends received from:
Consolidated Edison Company of New York, Inc.	376	384	460
Orange and Rockland Utilities, Inc.	28	28	28
Other—net	(683)	(640)	(570)

NET CASH FLOWS FROM OPERATING ACTIVITIES	249	418	600

INVESTING ACTIVITIES
Contributions to subsidiaries	(435)	(335)	(65)

FINANCING ACTIVITIES
Issuance of long-term debt	200	325	-
Common shares issued	431	25	-
Common stock dividends	(444)	(433)	(470)

NET CASH FLOWS FROM FINANCING ACTIVITIES	187	(83)	(470)

NET CHANGE FOR THE PERIOD	1	-	65
BALANCE AT BEGINNING OF PERIOD	$-	$-	$5

BALANCE AT END OF PERIOD	$1	$-	$70

LESS: RESTRICTED CASH	-	-	70

BALANCE: UNRESTRICTED CASH AND TEMPORARY CASH INVESTMENTS	$1	$-	$-

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2003, 2002 and 2001

			COLUMN C Additions
			(1) Charged to Costs and Expenses
	COLUMN A	COLUMN B		(2) Charged To Other Accounts	COLUMN D	COLUMN E
Company	Description	Balance at Beginning of Period			Deductions**	Balance At End Of Period
	(Millions of Dollars)
Con Edison	Allowance for uncollectible accounts*:
	2003	$35	$43	-	$42	$36
	2002	$35	$39	-	$39	$35
	2001	$34	$43	-	$42	$35
Con Edison of New York	Allowance for uncollectible accounts*:
	2003	$29	$36	-	$35	$30
	2002	$29	$35	-	$35	$29
	2001	$26	$40	-	$36	$29
O&R	Allowance for uncollectible accounts*:
	2003	$2	$3	-	$3	$2
	2002	$3	$2	-	$3	$2
	2001	$4	$4	-	$5	$3

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

ITEM 9A.    CONTROLS AND PROCEDURES

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

There were no significant changes in internal controls or in other factors during the last quarter of 2003 that could significantly affect internal controls.

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

Actual results or developments might differ materially from those included in the forward-looking statements because of various factors such as:

  •
  results from outstanding rate case filings and future filings of the Utilities;

  •
  further restructuring of the regulated public utility, and unregulated energy and telecommunications industries;

  •
  competition, including competition in the delivery, supply, trading and services businesses;

  •
  operating performance and condition of the Utilities energy delivery systems, generating assets and Con Edison's unregulated subsidiary's fiber optic communications network;

  •
  success of completion of ongoing construction projects;

  •
  legal proceedings, including proceedings relating to hazardous substances and Northeast Utilities (see "Application of Critical Accounting Policies—Accounting for Contingencies" in Item 7 of this report);

  •
  wholesale energy markets, including availability, sufficiency and cost of energy and capacity and the effectiveness of the Companies' efforts to manage risks in these markets;

  •
  capital markets, including availability, sufficiency and cost of liquidity and credit facilities and the effectiveness of the Companies' efforts to manage risks in these markets;

  •
  availability, sufficiency and cost of other services and goods used in the Companies' businesses, including insurance coverage;

  •
  investment returns on the assets of the Companies' pension and other post-employment benefit plans and actual experience regarding the plans' other actuarial assumptions (see Notes E and F to the financial statements in Item 8 of this report);

  •
  employee matters, including changes in key executives and collective bargaining with union employees;

  •
  economic conditions, including recession, inflation or deflation;

  •
  technological developments;

  •
  weather, including its effects on the Companies' sales and facilities;

  •
  laws, regulations or regulatory policies, including those relating to taxes or fees, the environment and any that would adversely effect the ability of the Utilities to operate or recover costs from their customers;

  •
  public policy doctrines;

  •
  accounting matters, including changes in policies, principles and interpretations generally accepted in the United States of America;

  •
  acts of war or terrorism; and

  •
  other presently unknown or unforeseen factors.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11.    EXECUTIVE COMPENSATION

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

CON EDISON

Information required by Part III as to Con Edison, other than the information required by Item 406 of Regulation S-K in Item 10, is incorporated by reference from Con Edison's definitive proxy statement for its Annual Meeting of Stockholders to be held on May 17, 2004. The proxy statement is to be filed pursuant to Regulation 14A not later than 120 days after December 31, 2003, the close of the fiscal year covered by this report.

The information required pursuant to Item 406 of Regulation S-K is as follows: Con Edison has adopted a code of ethics that applies to, among others, its principal executive officer, principal financial officer and principal accounting officer. The same code of ethics applies to Con Edison of New York and, among others, its principal executive officer, principal financial officer and principal accounting officer. The code of ethics, and any waivers of the code for any such officers are available on or through the Investor Information section of Con Edison's website (www.conedison.com) and Con Edison of New York's website (wwww.coned.com). This information is available in print to any person who requests it. Requests should be directed to: Corporate Secretary, Con Edison, 4 Irving Place, New York, NY 10003.

In accordance with General Instruction G(3) to Form 10-K, other information regarding Con Edison's Executive Officers may be found in Part I of this report under caption "Executive Officers of the Registrant."

CON EDISON OF NEW YORK

Information required by Part III as to Con Edison of New York, other than the information required by Item 406 of Regulation S-K in Item 10, is incorporated by reference from Con Edison of New York's definitive information statement for its Annual Meeting of Stockholders to be held on May 17, 2004. The information statement is to be filed pursuant to Regulation 14C not later than 120 days after December 31, 2003, the close of the fiscal year covered by this report. The information required pursuant to Item 406 of Regulation S-K for Con Edison of New York is shown above under "Con Edison" in this Part III.

In accordance with General Instruction G(3) to Form 10-K, other information regarding Con Edison of New York's Executive Officers may be found in Part I of this report under the caption "Executive Officers of the Registrant."

O&R

In accordance with General Instruction I of Form 10-K, O&R is omitting the information required by Part III, other than the information required by Item 14, which follows:

Fees paid or payable by O&R to its principal accountant, PricewaterhouseCoopers LLP, for services rendered during 2003 and 2002 were as follows:

Fee Type	2003	2002

Audit Fees	$259,957	$243,273
Audit-Related Fees	28,754	18,000
Tax Fees	-	-
Other Fees	-	-

Total Fees	$288,711	$261,273

The items included in Audit-Related Fees in 2003 and 2002 were audits of the company's pension and other benefit plans ($14,700) and ($18,000), respectively. Also included in the 2003 amount, was advice on the implementation of Sarbanes-Oxley section 404 ($14,054).

The Audit Committee of Con Edison's Board of Directors approves, in advance, all auditing services and non-audit services permitted by law, including tax services, to be provided to O&R by PricewaterhouseCoopers LLP.

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

CON EDISON

2.1	Amended and Restated Agreement and Plan of Merger, dated as of October 13, 1999, as amended and restated as of January 11, 2000, among Con Edison, Northeast Utilities, Consolidated Edison, Inc. (a Delaware corporation, originally incorporated as CWB Holdings, Inc.) and N Acquisition LLC. (Designated in Con Edison's Current Report on Form 8-K, dated January 11, 2000 (File No. 1-14514) as Exhibit 2.)
3.1.1	Restated Certificate of Incorporation of Consolidated Edison, Inc. ("Con Edison") (Designated in the Registration Statement on Form S-4 of Con Edison (No. 333-39164) as Exhibit 3.1.)
3.1.2	By-laws of Con Edison, effective as of June 23, 1998. (Designated in Con Edison's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998 (File No. 1-14514) as Exhibit 3.2.1)
4.1.1	Indenture, dated as of April 1, 2002, between Con Edison and JP Morgan Chase Bank (formerly known as The Chase Manhattan Bank), as Trustee. (Designated in the Registration Statement on Form S-3 of Con Edison (No. 333-102005) as Exhibit 4.1.)
4.1.2	The form of Con Edison's 7.25% Debentures, Series 2002 A. (Designated in Con Edison's Current Report on Form 8-K, dated April 3, 2002. (File No. 1-14514) as Exhibit 4.)
4.1.3	The form of Con Edison's 3.625% Debentures, Series 2003 A. (Designated in Con Edison's Current Report on Form 8-K, dated July 22, 2003. (File No. 1-14514) as Exhibit 4.)
10.1.1	Con Edison 1996 Stock Option Plan, as amended and restated effective February 24, 1998. (Designated in Con Edison of New York's Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-1217) as Exhibit 10.20.)
10.1.2	The following employment agreements, and amendments thereto, between Con Edison and the executive officer listed below, dated as of the effective dates listed below, which are designated as follows:
		Securities Exchange Act File No. 1-14514
Executive Officer	Effective Date	Form	Date	Exhibit
Eugene R. McGrath	Agreement: 9/1/00	10-Q	9/30/00	10.1.1
	Amendment: 5/31/02	10-Q	6/30/02	10.1.1
Joan S. Freilich	Agreement: 9/1/00	10-Q	9/30/00	10.1.2
	Amendment: 5/31/02	10-Q	6/30/02	10.1.2

Kevin Burke	Agreement: 9/1/00	10-K	12/31/00	10.1.6
	Amendment: 5/31/02	10-Q	6/30/02	10.1.3
John D. McMahon	Agreement: 9/1/00	10-K	12/31/00	10.1.5
	Amendment: 5/31/02	10-Q	6/30/02	10.1.4
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
10.1.5.1	The Consolidated Edison, Inc. Stock Purchase Plan. (Designated in Con Edison's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 (File No. 1-14514) as Exhibit 10)
10.1.5.2	Amendment, dated April 8, 2002, to The Consolidated Edison, Inc. Stock Purchase Plan. (Designated in Con Edison's Registration Statement on Form S-8 (No. 333-86820) as Exhibit 10.2.)
10.1.5.3	Amendment, dated February 19, 2004 to The Consolidated Edison, Inc. Stock Purchase Plan.
10.1.6
Consolidated Edison, Inc. Deferred Stock Compensation Plan for Non-Officer Directors, effective July 1, 2002. (Designated in Con Edison's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 (File No. 1-14514) as Exhibit 10.1.1.)
10.1.7.1
The Con Edison Retirement Plan, effective January 1, 2001. (Designated in Con Edison's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 (File No. 1-14514) as Exhibit 10.1.2.1.)
10.1.7.2
Amendment No. 1 to the Consolidated Edison Retirement Plan. (Designated in Con Edison's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 (File No. 1-14514) as Exhibit 10.1.2.2.)
10.1.8.1
The Consolidated Edison Thrift Plan, as amended effective May 8, 2002. (Designated in Con Edison's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 (File No. 1-14514) as Exhibit 10.1.3.)
10.1.9.1
Guaranty, dated as of November 14, 2000, from Consolidated Edison, Inc. in favor of Hawkeye Funding, Limited Partnership. (Designated in Con Edison's Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-14514) as Exhibit 10.9.1.)
10.1.9.2
Lease Agreement, dated as of November 14, 2000, between Hawkeye Funding, Limited Partnership, as Lessor, and Newington Energy, L.L.C., as Lessee (the Newington Project Lease). (Designated in Con Edison's Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-14514) as Exhibit 10.9.2.)
10.1.9.3
Amendment No. 1, dated as of April 1, 2002, to the Newington Project Lease. (Designated in Con Edison's Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-14514) as Exhibit 10.9.3.)
10.1.10	Consolidated Edison, Inc. Long-Term Incentive Plan. (Designated in Con Edison's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 (File No. 1-14514) as Exhibit 10.9.3.)
10.1.11	Consolidated Edison, Inc. Annual Incentive Plan.
12.1	Statement of computation of Con Edison's ratio of earnings to fixed charges for the years 1999-2003.
21.1	Subsidiaries of Con Edison.

23.1	Consent of PricewaterhouseCoopers LLP.
24.1	Powers of Attorney of each of the persons signing this report by attorney-in-fact.
31.1.1	Rule 13a-14(a)/15d-14(a) Certifications—Chief Executive Officer.
31.1.2	Rule 13a-14(a)/15d-14(a) Certifications—Chief Financial Officer.
32.1.1	Section 1350 Certifications—Chief Executive Officer.
32.1.2	Section 1350 Certifications—Chief Financial Officer.

CON EDISON OF NEW YORK

3.2.1.1	Restated Certificate of Incorporation of Con Edison filed with the Department of State of the State of New York on December 31, 1984. (Designated in the Annual Report on Form 10-K of Con Edison of New York for the year ended December 31, 1989 (File No. 1-1217) as Exhibit 3(a).)
3.2.1.2	The following certificates of amendment of Restated Certificate of Incorporation of Con Edison of New York filed with the Department of State of the State of New York, which are designated as follows:
Securities Exchange Act File No. 1-1217
Date Filed With Department of State
	Form	Date	Exhibit
5/16/88	10-K	12/31/89	3(b)
6/2/89	10-K	12/31/89	3(c)
4/28/92	8-K	4/24/92	4(d)
8/21/92	8-K	8/20/92	4(e)
2/18/98	10-K	12/31/97	3.1.2.3
3.2.2
By-laws of Con Edison of New York, effective June 20, 2002. (Designated in Con Edison of New York's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 (File 1-1217) as Exhibit 3.2.)
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
4.2.3	Participation Agreement, dated as of June 1, 2001, between NYSERDA and Con Edison of New York. (Designated in Con Edison of New York's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 (File No. 1-1217) as Exhibit 10.2.1)
4.2.4	Supplemental Participation Agreement, dated as of October 1, 2002, to Participation Agreement, dated as of June 1, 2001 between NYSERDA and Con Edison of New York. (Designated in Con Edison of New York's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 (File 1-1217) as Exhibit 4.2.2.)

4.2.5	Participation Agreement, dated as of November 1, 2001, between NYSERDA and Con Edison of New York. (Designated in Con Edison of New York's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 (File No. 1-1217) as Exhibit 10.2.1.)
4.2.6	Participation Agreement, dated as of January 1, 2004, between NYSERDA and Con Edison of New York.
4.2.7	Participation Agreement, dated as of January 1, 2004, between NYSERDA and Con Edison of New York.
4.2.8	Indenture of Trust, dated as of December 1, 1992, between NYSERDA and Morgan Guaranty Trust Company of New York, as Trustee (Morgan Guaranty) (designated in Con Edison of New York's Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 1-1217) as Exhibit 4(i)), and the following amendments thereto, which are designated as follows:
Supplemental Indenture of Trust		Securities Exchange Act File No. 1-1217
Number	Date	Form	Date	Exhibit
First	3/15/93	10-Q	6/30/93	4.2
Second	10/1/93	10-Q	9/30/93	4.4
Third	12/1/94	10-K	12/31/94	4.11.3
Fourth	7/1/95	10-Q	6/30/95	4.3
4.2.9.1
Indenture of Trust, dated as of July 1, 1999 between NYSERDA and HSBC Bank USA, as trustee. (Designated in Con Edison of New York's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999 (File No. 1-1217) as Exhibit 4.2.)
4.2.9.2
Supplemental Indenture of Trust, dated as of July 1, 2001, to Indenture of Trust, dated July 1, 1999 between NYSERDA and HSBC Bank USA, as trustee. (Designated in Con Edison of New York's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 (File No. 1-1217) as Exhibit 10.2.2.)
4.2.10.1
Indenture of Trust, dated as of June 1, 2001 between NYSERDA and The Bank of New York, as trustee. (Designated in Con Edison of New York's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 (File No. 1-1217) as Exhibit 10.2.3.)
4.2.10.2
Supplemental Indenture of Trust, dated as of October 1, 2002, to Indenture of Trust, dated as of June 1, 2002, between NYSERDA and The Bank of New York, as trustee. (Designated in Con Edison of New York's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 (File 1-1217) as Exhibit 4.2.1.)
4.2.11
Indenture of Trust, dated as of November 1, 2001, between NYSERDA and The Bank of New York, as trustee. (Designated in Con Edison of New York's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 (File No. 1-1217) as Exhibit 10.2.2.)
4.2.12	Indenture of Trust, dated as of January 1, 2004, between NYSERDA and The Bank of New York, as trustee.
4.2.13	Indenture of Trust, dated as of January 1, 2004, between NYSERDA and The Bank of New York, as trustee.
4.2.14.1
Indenture, dated as of December 1, 1990, between Con Edison of New York and The Chase Manhattan Bank (National Association), as Trustee (the "Debenture Indenture"). (Designated in Con Edison of New York's Annual Report on Form 10-K for the year ended December 31, 1990 (File No. 1-1217) as Exhibit 4(h).)
4.2.14.2
First Supplemental Indenture (to the Debenture Indenture), dated as of March 6, 1996, between Con Edison of New York and The Chase Manhattan Bank (National Association), as Trustee. (Designated in Con Edison of New York's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 1-1217) as Exhibit 4.13.)

4.2.14.3	The following forms of Con Edison of New York's Debentures:
	Securities Exchange Act File No. 1-1217					Securities Exchange Act File No. 1-1217
Debenture	Form	Date	Exhibit		Debenture	Form	Date	Exhibit
7 5/8% Series 1992 B	8-K	2/5/92	4(b	)	8 1/8% Series 2000 A	8-K	5/3/00	4
7 1/2% Series 1993 G	8-K	6/7/93	4		7 1/2% Series 2000 B	8-K	8/23/00	4
6 5/8% Series 1995 A	8-K	6/21/95	4		6 5/8% Series 2000 C	8-K	12/12/00	4
7 3/4% Series 1996 A	8-K	4/24/96	4		7 1/2% Series 2001 A	8-K	6/14/01	4
6.45% Series 1997 B	8-K	11/24/97	4		5.625% Series 2002 A	8-K	6/19/02	4
6 1/4% Series 1998 A	8-K	1/29/98	4.1		4.875% Series 2002 B	8-K	12/19/02	4
7.10% Series 1998 B	8-K	1/29/98	4.2		5.875% Series 2003 A	8-K	4/7/03	4
6.15% Series 1998 C	8-K	6/22/98	4		3.85% Series 2003 B	8-K	6/12/03	4.1
6.90% Series 1998 D	8-K	9/24/98	4		5.10% Series 2003 C	8-K	6/12/03	4.2
7.35% Series 1999 A	8-K	6/25/99	4		4.70% Series 2004 A	8-K	2/11/04	4.1
7.15% Series 1999 B	8-K	12/1/99	4		5.70% Series 2004 B	8-K	2/11/04	4.2
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
10.2.4
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
12.2	Statement of computation of Con Edison of New York's ratio of earnings to fixed charges for the years 1999 - 2003.
23.2	Consent of PricewaterhouseCoopers LLP.
24.2	Powers of Attorney of each of the persons signing this report by attorney-in-fact. (Included as part of Exhibit 24.1.)
31.2.1	Rule 13a-14(a)/15d-14(a) Certifications—Chief Executive Officer.
31.2.2	Rule 13a-14(a)/15d-14(a) Certifications—Chief Financial Officer.
32.2.1	Section 1350 Certifications—Chief Executive Officer.
32.2.2	Section 1350 Certifications—Chief Financial Officer.

O&R

3.3.1.1	Restated Certificate of Incorporation of O&R, dated May 7, 1996. (Designated in O&R's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1996 (File No. 1-4315) as Exhibit 3.4.)
3.3.1.2
Certificate of Amendment of the Restated Certificate of Incorporation of O&R, dated July 14, 1999. (Designated in O&R's Quarterly Report on Form 10-Q for the period ended June 30, 1999 (File No. 1-4315) as Exhibit 3.1.)
3.3.2	By-laws of O&R, as Adopted on July 8, 1999. (Designated in O&R's Quarterly Report on Form 10-Q for the period ended June 30, 1999 (File No. 1-4315) as Exhibit 3.2.)
4.3.1.1
Indenture, dated as of June 15, 2000, between O&R and JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), as Trustee. (Designated in O&R's Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-4315) as Exhibit 4.3.1.1.)
4.3.1.2	The form of O&R's 7.50% Debentures, Series 2000 A. (Designated in O&R's Current Report on Form 8-K, dated June 13, 2000 (File No. 1-4315) as Exhibit 4.)
4.3.2	Mortgage Trust Indenture of Rockland Electric Company, dated as of July 1, 1954. (Designated in O&R's Registration Statement No. 2-14159 as Exhibit 2.16.)
4.3.3	Mortgage Trust Indenture of Pike County Light & Power Company, dated as of July 15, 1971. (Designated in O&R's Registration Statement No. 2-45632 as Exhibit 4.31.)
10.3	Annual Team Incentive Plan (ATIP) Policy.
12.3	Statement of computation of O&R's ratio of earnings to fixed charges for the years ended 1999 - 2003.
21.3	Subsidiaries of O&R. (Included as part of Exhibit 21.1 hereto.)
23.3	Consent of PricewaterhouseCoopers LLP.
24.3	Powers of Attorney of each of the persons signing this report by attorney-in-fact. (Included as part of Exhibit 24.1 hereto.)
31.3.1	Rule 13a-14(a)/15d-14(a) Certifications—Chief Executive Officer.
31.3.2	Rule 13a-14(a)/15d-14(a) Certifications—Chief Financial Officer.
32.3.1	Section 1350 Certifications—Chief Executive Officer.
32.3.2	Section 1350 Certifications—Chief Financial Officer.

(b) Reports on Form 8-K

The Companies filed combined Current Reports of Form 8-K, dated October 16, 2003, reporting (under Item 5) third quarter financial results and furnishing (under Item 12) a copy of Con Edison's press release, dated October 16, 2003, with respect to, among other things, its third quarter earnings. Con Edison and Con Edison of New York filed a Current Report on Form 8-K dated November 21, 2003, reporting (under Item 5) the Con Edison of New York filing with the PSC to increase charges for gas and steam service discussed under "Regulatory Matters" in Item 7 of this report. In addition, Con Edison and Con Edison of New York filed a Current Report on Form 8-K, dated December 2, 2003, reporting (under Item 5) the settlement discussed under "Nuclear Generation" in Item 3 of this report.

The Companies filed combined Current Reports of Form 8-K, dated January 22, 2004, reporting (under Item 5) 2003 financial results and furnishing (under Item 12) a copy of Con Edison's press release, dated January 22, 2004, with respect to, among other things, its 2003 earnings.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 24, 2004.

Consolidated Edison, Inc.
Consolidated Edison Company of New York, Inc.			Orange and Rockland Utilities, Inc.
By	/s/ JOAN S. FREILICH Joan S. Freilich Executive Vice President and Chief Financial Officer	By	/s/ LOUIS M. BEVILACQUA Louis M. Bevilacqua Chief Financial Officer and Controller

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities, indicated on February 24, 2004.

Signature	Registrant	Title
Eugene R. McGrath*	Con Edison	Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)
	Con Edison of New York	Chairman of the Board, Chief Executive Officer and Trustee (Principal Executive Officer)
	O&R	Chairman of the Board and Director
Joan S. Freilich*	Con Edison	Executive Vice President, Chief Financial Officer and Director (Principal Financial Officer)
	Con Edison of New York	Executive Vice President, Chief Financial Officer and Trustee (Principal Financial Officer)
Edward J. Rasmussen*	Con Edison	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)
	Con Edison of New York	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)
John D. McMahon*	O&R	President, Chief Executive Officer and Director (Principal Executive Officer)
Louis M. Bevilacqua*	O&R	Chief Financial Officer and Controller (Principal Financial Officer and Principal Accounting Officer)
Vincent A. Calarco*	Con Edison	Director
	Con Edison of New York	Trustee
George Campbell Jr.*	Con Edison	Director
	Con Edison of New York	Trustee
Gordon J. Davis*	Con Edison	Director
	Con Edison of New York	Trustee
Michael J. Del Guidice*	Con Edison	Director
	Con Edison of New York	Trustee
Ellen V. Futter*	Con Edison	Director
	Con Edison of New York	Trustee
Sally Hernandez-Pinero*	Con Edison	Director
	Con Edison of New York	Trustee
Peter W. Likins*	Con Edison	Director
	Con Edison of New York	Trustee
Frederic V. Salerno*	Con Edison	Director
	Con Edison of New York	Trustee
Richard A. Voell*	Con Edison	Director
	Con Edison of New York	Trustee
Stephen R. Volk*	Con Edison	Director
George Strayton*	O&R	Director
*By	/s/ JOAN S. FREILICH Joan S. Freilich, Attorney-in-fact

QuickLinks

TABLE OF CONTENTS
Glossary of Terms
Incorporation by Reference
Available Information
  CON EDISON
  CON EDISON OF NEW YORK
Con Edison of New York OPERATING STATISTICS
Con Edison of New York OPERATING STATISTICS (CONTINUED)
  O&R
O&R OPERATING STATISTICS
O&R OPERATING STATISTICS (CONTINUED)
  CON EDISON
  CON EDISON OF NEW YORK
  O&R
  UNREGULATED SUBSIDIARIES
  ITEM 3. LEGAL PROCEEDINGS
  CON EDISON
  CON EDISON OF NEW YORK
  O&R
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. Market for the Registrant's Common Equity and Related Stockholder Matters
  CON EDISON
  CON EDISON OF NEW YORK
  O&R
  ITEM 6. Selected Financial Data
  CON EDISON
  CON EDISON OF NEW YORK
  CORPORATE OVERVIEW
  APPLICATION OF CRITICAL ACCOUNTING POLICIES
  LIQUIDITY AND CAPITAL RESOURCES
  CON EDISON
  CON EDISON OF NEW YORK
  O&R
  REGULATORY MATTERS
  FINANCIAL AND COMMODITY MARKET RISKS
  ENERGY TRADING ACTIVITIES
  ENVIRONMENTAL MATTERS
  IMPACT OF INFLATION
  MATERIAL CONTINGENCIES
  RESULTS OF OPERATIONS
  YEAR ENDED DECEMBER 31, 2003 COMPARED WITH YEAR ENDED DECEMBER 31, 2002
  CON EDISON OF NEW YORK
MILLIONS OF KWHS
THOUSANDS OF DTHS
MILLIONS OF POUNDS
  O&R
MILLIONS OF KWHS
THOUSANDS OF DTHS
  UNREGULATED SUBSIDIARIES AND OTHER
  YEAR ENDED DECEMBER 31, 2002 COMPARED WITH YEAR ENDED DECEMBER 31, 2001
  CON EDISON OF NEW YORK
MILLIONS OF KWHS
THOUSANDS OF DTHS
MILLIONS OF POUNDS
  O&R
MILLIONS OF KWHS
THOUSANDS OF DTHS
  UNREGULATED SUBSIDIARIES AND OTHER
Consolidated Edison, Inc. CONSOLIDATED BALANCE SHEET
Consolidated Edison Company of New York, Inc. CONSOLIDATED BALANCE SHEET
Orange and Rockland Utilities, Inc. CONSOLIDATED BALANCE SHEET
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
VALUATION AND QUALIFYING ACCOUNTS
FORWARD-LOOKING STATEMENTS
  PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
Signatures