Form 10-Q
period 2004-03-31
CONSOLIDATED EDISON CO OF NEW YORK INC; ORANGE & ROCKLAND UTILITIES INC; CONSOLIDATED EDISON INC
filed 2004-05-07
CIK 23632, 74778, 1047862

QuickLinks -- Click here to rapidly navigate through this document

Form 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended MARCH 31, 2004
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

As of the close of business on April 30, 2004, Con Edison had outstanding 226,944,179 Common Shares ($.10 par value). Con Edison owns all of the outstanding common equity of Con Edison of New York and O&R.

Filing Format

This Quarterly Report on Form 10-Q is a combined report being filed separately by three different registrants: Consolidated Edison, Inc. (Con Edison), Consolidated Edison Company of New York, Inc. (Con Edison of New York) and Orange and Rockland Utilities, Inc. (O&R, and together with Con Edison of New York, are collectively referred to in this combined report as the "Utilities"). The Utilities are subsidiaries of Con Edison and, as such, the information in this report about each of the Utilities also applies to Con Edison. Con Edison and the Utilities are collectively referred to in this combined report as the "Companies." However, neither of the Utilities makes any representation as to the information contained in this report relating to Con Edison or the subsidiaries of Con Edison other than itself.

GLOSSARY OF TERMS

The following is a glossary of frequently used abbreviations or acronyms that are found throughout this report:

Con Edison Companies
Con Edison	Consolidated Edison, Inc.
Con Edison Communications	Con Edison Communications, LLC
Con Edison Development	Consolidated Edison Development, Inc.
Con Edison Energy	Consolidated Edison Energy, Inc.
Con Edison of New York	Consolidated Edison Company of New York, Inc.
Con Edison Solutions	Consolidated Edison Solutions, Inc.
O&R	Orange and Rockland Utilities, Inc.
RECO	Rockland Electric Company
The Companies	Con Edison, Con Edison of New York and O&R, collectively
The Utilities	Con Edison of New York and O&R
Regulatory and State Agencies
NJBPU	New Jersey Board of Public Utilities
NYPA	New York Power Authority
PSC	New York State Public Service Commission
SEC	Securities and Exchange Commission
Other
AFDC	Allowance for Funds used During Construction
DTH	Dekatherm
EITF	Emerging Issues Task Force
FASB	Financial Accounting Standards Board
Form 10-K	Companies' combined Annual Report on Form 10-K for the year ended December 31, 2003
FSP	FASB Staff Position
kWh	Kilowatt-hour
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
MW	Megawatts or thousand kilowatts
NUG	Non-Utility Generator
NYISO	New York Independent System Operator
OCI	Other Comprehensive Income
PCBs	Polychlorinated biphenyls
PPA	Purchase Power Agreement
SFAS	Statement of Financial Accounting Standards
Superfund	Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980
VaR	Value-at-Risk

Consolidated Edison, Inc.

CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	March 31, 2004	December 31, 2003

	(Millions of Dollars)
ASSETS
UTILITY PLANT, AT ORIGINAL COST
Electric	$12,243	$12,097
Gas	2,716	2,699
Steam	801	799
General	1,488	1,482

TOTAL	17,248	17,077
Less: Accumulated depreciation	4,131	4,069

NET	13,117	13,008
Construction work in progress	1,371	1,276

NET UTILITY PLANT	14,488	14,284

NON-UTILITY PLANT
Unregulated generating assets, less accumulated depreciation of $58 and $52 in 2004 and 2003, respectively	881	873
Non-utility property, less accumulated depreciation of $23 and $15 in 2004 and 2003, respectively	61	56
Construction work in progress	9	12

NET PLANT	15,439	15,225

CURRENT ASSETS
Cash and temporary cash investments	55	49
Restricted cash	19	18
Accounts receivable - customers, less allowance for uncollectible accounts of $34 and $36 in 2004 and 2003, respectively	795	790
Accrued unbilled revenue	42	61
Other receivables, less allowance for uncollectible accounts of $7 in 2004 and 2003	268	184
Fuel, at average cost	36	33
Gas in storage, at average cost	72	150
Materials and supplies, at average cost	96	100
Prepayments	282	98
Other current assets	139	109

TOTAL CURRENT ASSETS	1,804	1,592

INVESTMENTS	250	248

DEFERRED CHARGES, REGULATORY ASSETS AND NONCURRENT ASSETS
Goodwill	406	406
Intangible assets, less accumulated amortization of $18 and $16 in 2004 and 2003, respectively	108	111
Prepaid pension costs	1,303	1,257
Regulatory assets	1,899	1,861
Other deferred charges and noncurrent assets	304	266

TOTAL DEFERRED CHARGES, REGULATORY ASSETS AND NONCURRENT ASSETS	4,020	3,901

TOTAL ASSETS	$21,513	$20,966

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.

CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	March 31, 2004	December 31, 2003

	(Millions of Dollars)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION
Common shareholders' equity (See Statement of Common Shareholders' Equity)	$6,492	$6,423
Preferred stock of subsidiary	213	213
Long-term debt	6,987	6,733

TOTAL CAPITALIZATION	13,692	13,369

MINORITY INTERESTS	41	42
NONCURRENT LIABILITIES
Obligations under capital leases	35	36
Provision for injuries and damages	202	194
Pensions and retiree benefits	222	205
Superfund and other environmental costs	199	193
Other noncurrent liabilities	72	79

TOTAL NONCURRENT LIABILITIES	730	707

CURRENT LIABILITIES
Long-term debt due within one year	16	166
Notes payable	394	159
Accounts payable	964	905
Customer deposits	227	228
Accrued taxes	21	69
Accrued interest	102	102
Accrued wages	81	79
Other current liabilities	138	203

TOTAL CURRENT LIABILITIES	1,943	1,911

DEFERRED CREDITS AND REGULATORY LIABILITIES
Deferred income taxes and investment tax credits	3,317	3,172
Regulatory liabilities	1,760	1,733
Other deferred credits	30	32

TOTAL DEFERRED CREDITS AND REGULATORY LIABILITIES	5,107	4,937

TOTAL CAPITALIZATION AND LIABILITIES	$21,513	$20,966

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.

CONSOLIDATED INCOME STATEMENT
(UNAUDITED)

	For the Three Months Ended March 31,
	2004	2003

	(Millions of Dollars/Except Share Data)
OPERATING REVENUES
Electric	$1,539	$1,493
Gas	645	620
Steam	235	238
Non-utility	266	219

TOTAL OPERATING REVENUES	2,685	2,570

OPERATING EXPENSES
Purchased power	931	865
Fuel	185	185
Gas purchased for resale	400	363
Other operations and maintenance	390	389
Depreciation and amortization	137	129
Taxes, other than income taxes	282	284
Income taxes	105	98

TOTAL OPERATING EXPENSES	2,430	2,313

OPERATING INCOME	255	257

OTHER INCOME (DEDUCTIONS)
Investment and other income	12	5
Allowance for equity funds used during construction	6	2
Other deductions	(3)	(3)
Income taxes	2	2

TOTAL OTHER INCOME (DEDUCTIONS)	17	6

INCOME BEFORE INTEREST EXPENSE	272	263

Interest on long-term debt	108	100
Other interest	10	8
Allowance for borrowed funds used during construction	(4)	(2)

NET INTEREST EXPENSE	114	106

INCOME BEFORE PREFERRED STOCK DIVIDENDS OF SUBSIDIARY	158	157
PREFERRED STOCK DIVIDEND REQUIREMENTS OF SUBSIDIARY	3	3

NET INCOME FOR COMMON STOCK	155	154

EARNINGS PER COMMON SHARE - BASIC	$0.69	$0.72

EARNINGS PER COMMON SHARE - DILUTED	$0.68	$0.72

DIVIDENDS DECLARED PER SHARE OF COMMON STOCK	$0.565	$0.560

AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC (IN MILLIONS)	226.2	214.2

AVERAGE NUMBER OF SHARES OUTSTANDING - DILUTED (IN MILLIONS)	227.5	215.1

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)

	For the Three Months Ended March 31,
	2004	2003

	(Millions of Dollars)
NET INCOME FOR COMMON STOCK	$155	$154
OTHER COMPREHENSIVE INCOME, NET OF TAXES
Minimum pension liability adjustments, net of $1 taxes in 2004	1	—
Unrealized gains on derivatives qualified as hedges, net of $5 and $9 taxes in in 2004 and 2003, respectively	8	13
Less: Reclassification adjustment for gains included in net income, net of $3 and $8 taxes in 2004 and 2003, respectively	4	10

TOTAL OTHER COMPREHENSIVE INCOME, NET OF TAXES	5	3

COMPREHENSIVE INCOME	$160	$157

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.

CONSOLIDATED STATEMENT OF COMMON SHAREHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
(MILLION OF DOLLARS/EXCEPT SHARE DATA)
(UNAUDITED)

	Common Stock				Treasury Stock			Accumulated Other Comprehensive Income/(Loss)
			Additional Paid- In Capital	Retained Earnings			Capital Stock Expense
	Shares	Amount			Shares	Amount			Total

BALANCE AS OF DECEMBER 31, 2002	213,932,934	$24	$1,527	$5,420	23,210,700	$(1,001)	$(36)	$(13)	$5,921
Net income for common stock				154					154
Common stock dividends				(120)					(120)
Issuance of common shares - dividend reinvestment and employee stock plans	510,447		20	(1)					19
Other comprehensive income								3	3

BALANCE AS OF MARCH 31, 2003	214,443,381	$24	$1,547	$5,453	23,210,700	$(1,001)	$(36)	$(10)	$5,977

BALANCE AS OF DECEMBER 31, 2003	225,840,220	$25	$2,003	$5,451	23,210,700	$(1,001)	$(39)	$(16)	$6,423
Net income for common stock				155					155
Common stock dividends				(127)					(127)
Issuance of common shares - dividend reinvestment and employee stock plans	955,259		42	(6)					36
Other comprehensive income								5	5

BALANCE AS OF MARCH 31, 2004	226,795,479	$25	$2,045	$5,473	23,210,700	$(1,001)	$(39)	$(11)	$6,492

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended March 31,
	2004	2003

	(Millions of Dollars)
OPERATING ACTIVITIES
Income before preferred stock dividends	$158	$157
PRINCIPAL NON-CASH CHARGES (CREDITS) TO INCOME
Depreciation and amortization	137	129
Deferred income taxes	150	114
Common equity component of allowance for funds used during construction	(6)	(2)
Prepaid pension costs (net of capitalized amounts)	(37)	(32)
Other non-cash charges	35	8
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable - customers, less allowance for uncollectibles	(5)	(190)
Materials and supplies, including fuel and gas in storage	78	17
Prepayments, other receivables and other current assets	(278)	(203)
Recoverable energy costs	20	(85)
Accounts payable	59	101
Pensions and retiree benefits	16	10
Accrued taxes	(47)	(96)
Accrued interest	—	13
Deferred charges and regulatory assets	(64)	(13)
Deferred credits and other regulatory liabilities	28	(4)
Transmission congestion contracts	(3)	—
Other assets	(24)	(10)
Other liabilities	(65)	28

NET CASH FLOWS FROM/(USED IN) OPERATING ACTIVITIES	152	(58)

INVESTING ACTIVITIES
Utility construction expenditures (excluding capitalized support costs of $8 and $9 in 2004 and 2003, respectively)	(317)	(260)
Cost of removal less salvage	(35)	(28)
Non-utility construction expenditures	(21)	(28)
Regulated companies' non-utility construction expenditures	—	(1)
Common equity component of allowance for funds used during construction	6	2
Investments by unregulated subsidiaries	(2)	(14)
Demolition and remediation costs for First Avenue properties	—	(3)

NET CASH FLOWS USED IN INVESTING ACTIVITIES	(369)	(332)

FINANCING ACTIVITIES
Net proceeds from short-term debt	235	470
Repayment/retirement of long-term debt	(549)	(310)
Additions to long-term debt	645	275
Issuance of common stock	25	13
Debt issuance costs	(12)	(1)
Common stock dividends	(118)	(110)
Preferred stock dividends of subsidiary	(3)	(3)

NET CASH FLOWS FROM FINANCING ACTIVITIES	223	334

CASH AND TEMPORARY CASH INVESTMENTS:
NET CHANGE FOR THE PERIOD	6	(56)
BALANCE AT BEGINNING OF PERIOD	49	118

BALANCE AT END OF PERIOD	$55	$62

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$109	$89
Income taxes	$71	$77

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	March 31, 2004	December 31, 2003

	(Millions of Dollars)
ASSETS
UTILITY PLANT, AT ORIGINAL COST
Electric	$11,457	$11,324
Gas	2,397	2,381
Steam	801	799
General	1,369	1,363

TOTAL	16,024	15,867
Less: Accumulated depreciation	3,755	3,696

Net	12,269	12,171
Construction work in progress	1,348	1,247

NET UTILITY PLANT	13,617	13,418

NON-UTILITY PROPERTY
Non-utility property	18	25

NET PLANT	13,635	13,443

CURRENT ASSETS
Cash and temporary cash investments	41	33
Accounts receivable - customers, less allowance for uncollectible accounts of $29 and $30 in 2004 and 2003, respectively	684	692
Other receivables, less allowance for uncollectible accounts of $5 and $4 in 2004 and 2003, respectively	170	105
Accounts receivable - from affiliated companies	38	28
Fuel, at average cost	26	24
Gas in storage, at average cost	57	115
Materials and supplies, at average cost	87	89
Prepayments	257	74
Other current assets	71	58

TOTAL CURRENT ASSETS	1,431	1,218

INVESTMENTS	3	3

DEFERRED CHARGES, REGULATORY ASSETS AND NONCURRENT ASSETS
Prepaid pension costs	1,303	1,257
Regulatory assets	1,678	1,640
Other deferred charges and noncurrent assets	235	203

TOTAL DEFERRED CHARGES, REGULATORY ASSETS AND NONCURRENT ASSETS	3,216	3,100

TOTAL ASSETS	$18,285	$17,764

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	March 31, 2004	December 31, 2003

CAPITALIZATION AND LIABILITIES
CAPITALIZATION
Common shareholder's equity (See Statement of Common Shareholder's Equity)	$5,534	$5,482
Preferred stock
$5 Cumulative Preferred	175	175
4.65% Series C	16	16
4.65% Series D	22	22

TOTAL PREFERRED STOCK	213	213

Long-term debt	5,689	5,435

TOTAL CAPITALIZATION	11,436	11,130

NONCURRENT LIABILITIES
Obligations under capital leases	35	36
Provision for injuries and damages	191	184
Pensions and retiree benefits	115	107
Superfund and other environmental costs	152	153
Other noncurrent liabilities	38	38

TOTAL NONCURRENT LIABILITIES	531	518

CURRENT LIABILITIES
Long-term debt due within one year	—	150
Notes payable	370	99
Accounts payable	695	713
Accounts payable to affiliated companies	12	12
Customer deposits	213	214
Accrued taxes	19	95
Accrued interest	88	88
Accrued wages	74	76
Other current liabilities	173	150

TOTAL CURRENT LIABILITIES	1,644	1,597

DEFERRED CREDITS AND REGULATORY LIABILITIES
Deferred income taxes and investment tax credits	2,998	2,855
Regulatory liabilities	1,654	1,638
Other deferred credits	22	26

TOTAL DEFERRED CREDITS AND REGULATORY LIABILITIES	4,674	4,519

TOTAL CAPITALIZATION AND LIABILITIES	$18,285	$17,764

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company Of New York, Inc.

CONSOLIDATED INCOME STATEMENT
(UNAUDITED)

	For the Three Months Ended March 31,
	2004	2003

	(Millions of Dollars)
OPERATING REVENUES
Electric	$1,419	$1,379
Gas	553	533
Steam	235	238

TOTAL OPERATING REVENUES	2,207	2,150

OPERATING EXPENSES
Purchased power	715	712
Fuel	137	127
Gas purchased for resale	326	299
Other operations and maintenance	317	318
Depreciation and amortization	117	113
Taxes, other than income taxes	263	263
Income taxes	102	89

TOTAL OPERATING EXPENSES	1,977	1,921

OPERATING INCOME	230	229

OTHER INCOME (DEDUCTIONS)
Investment and other income	14	4
Allowance for equity funds used during construction	6	2
Other deductions	(3)	(2)
Income taxes	(2)	1

TOTAL OTHER INCOME (DEDUCTIONS)	15	5

INCOME BEFORE INTEREST EXPENSE	245	234

Interest on long-term debt	85	88
Other interest	9	7
Allowance for borrowed funds used during construction	(4)	(2)

NET INTEREST EXPENSE	90	93

NET INCOME	155	141
PREFERRED STOCK DIVIDEND REQUIREMENTS	3	3

NET INCOME FOR COMMON STOCK	$152	$138

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)

	For the Three Months Ended March 31,
	2004	2003

	(Millions of Dollars)
NET INCOME	$155	$141
OTHER COMPREHENSIVE INCOME, NET OF TAXES
Minimum pension liability adjustments, net of $2 taxes in 2004	3	—

TOTAL OTHER COMPREHENSIVE INCOME, NET OF TAXES	3	—

COMPREHENSIVE INCOME	$158	$141

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

CONSOLIDATED STATEMENT OF COMMON SHAREHOLDER'S EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
(MILLIONS OF DOLLARS/EXCEPT SHARE DATA)
(UNAUDITED)

	Common Stock		Additional Paid-In Capital		Repurchased Con Edison Stock		Accumulated Other Comprehensive Income/(Loss)
				Retained Earnings		Capital Stock Expense
	Shares	Amount						Total

BALANCE AS OF DECEMBER 31, 2002	235,488,094	$589	$893	$4,411	$(962)	$(36)	$(5)	$4,890
Net income				141				141
Common stock dividend to parent				(94)				(94)
Cumulative preferred dividends				(3)				(3)

BALANCE AS OF MARCH 31, 2003	235,488,094	$589	$893	$4,455	$(962)	$(36)	$(5)	$4,934

BALANCE AS OF DECEMBER 31, 2003	235,488,094	$589	$1,274	$4,626	$(962)	$(39)	$(6)	$5,482
Net income				155				155
Common stock dividend to parent				(103)				(103)
Cumulative preferred dividends				(3)				(3)
Other comprehensive income							3	3

BALANCE AS OF MARCH 31, 2004	235,488,094	$589	$1,274	$4,675	$(962)	$(39)	$(3)	$5,534

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended March 31,
	2004	2003

	(Millions of Dollars)
OPERATING ACTIVITIES
Net income	$155	$141
PRINCIPAL NON-CASH CHARGES (CREDITS) TO INCOME
Depreciation and amortization	117	113
Deferred income taxes	148	102
Common equity component of allowance for funds used during construction	(6)	(2)
Prepaid pension costs (net of capitalized amounts)	(37)	(32)
Other non-cash charges	38	6
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable - customers, less allowance for uncollectibles	8	(159)
Materials and supplies, including fuel and gas in storage	57	14
Prepayments, other receivables and other current assets	(269)	(209)
Recoverable energy costs	13	(77)
Accounts payable	(19)	85
Pensions and retiree benefits	8	3
Accrued taxes	(75)	(88)
Accrued interest	—	12
Deferred charges and regulatory assets	(57)	(10)
Deferred credits and other regulatory liabilities	15	2
Transmission congestion contracts	(3)	—
Other assets	(21)	(8)
Other liabilities	4	(8)

NET CASH FLOWS FROM/(USED IN) OPERATING ACTIVITIES	76	(115)

INVESTING ACTIVITIES
Utility construction expenditures (excluding capitalized support cost of $8 and $9 in 2004 and 2003, respectively)	(305)	(245)
Cost of removal less salvage	(35)	(27)
Non-utility construction expenditures	—	(1)
Common equity component of allowance for funds used during construction	6	2
Demolition and remediation costs for First Avenue properties	—	(3)

NET CASH FLOWS USED IN INVESTING ACTIVITIES	(334)	(274)

FINANCING ACTIVITIES
Net proceeds from short-term debt	271	432
Retirement of long-term debt	(549)	(275)
Issuance of long-term debt	645	275
Debt issuance costs	(12)	(1)
Common stock dividend to parent	(86)	(93)
Preferred stock dividends	(3)	(3)

NET CASH FLOWS FROM FINANCING ACTIVITIES	266	335

CASH AND TEMPORARY CASH INVESTMENTS:
NET CHANGE FOR THE PERIOD	8	(54)
BALANCE AT BEGINNING OF PERIOD	33	88

BALANCE AT END OF PERIOD	$41	$34

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$86	$77
Income taxes	$98	$75

The accompanying notes are an integral part of these financial statements.

Orange and Rockland Utilities, Inc.

CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	March 31, 2004	December 31, 2003

	(Millions of Dollars)
ASSETS
UTILITY PLANT, AT ORIGINAL COST
Electric	$786	$773
Gas	319	318
General	119	119

Total	1,224	1,210
Less: accumulated depreciation	376	373

Net	848	837
Construction work in progress	23	29

NET PLANT	871	866

CURRENT ASSETS
Cash and temporary cash investments	6	9
Restricted cash	1	1
Accounts receivable - customers, less allowance for uncollectible accounts of $2 in 2004 and 2003	75	57
Accrued unbilled revenue	13	18
Other receivables, less allowance for uncollectible accounts of $2 in 2004 and 2003	8	8
Accounts receivable from affiliated companies	14	11
Gas in storage, at average cost	14	29
Materials and supplies, at average cost	6	6
Prepayments	19	17
Other current assets	11	10

TOTAL CURRENT ASSETS	167	166

DEFERRED CHARGES, REGULATORY ASSETS AND NONCURRENT ASSETS
Regulatory assets	221	221
Other deferred charges and noncurrent assets	20	16

TOTAL DEFERRED CHARGES, REGULATORY ASSETS AND NONCURRENT ASSETS	241	237

TOTAL ASSETS	$1,279	$1,269

The accompanying notes are an integral part of these financial statements.

Orange and Rockland Utilities, Inc.

CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	March 31, 2004	December 31, 2003

	(Millions of Dollars)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION
Common shareholder's equity (See Statement of Common Shareholder's Equity)	$376	$370
Long-term debt	301	301

TOTAL CAPITALIZATION	677	671

NONCURRENT LIABILITIES
Provision for injuries and damages	11	10
Pensions and retiree benefits	107	98
Superfund and other environmental costs	47	40
Hedges on variable rate long-term debt	18	17

TOTAL NONCURRENT LIABILITIES	183	165

CURRENT LIABILITIES
Notes payable	—	15
Accounts payable	54	71
Accounts payable to affiliated companies	40	33
Customer deposits	13	14
Accrued taxes	5	4
Accrued interest	7	6
Other current liabilities	14	8

TOTAL CURRENT LIABILITIES	133	151

DEFERRED CREDITS AND REGULATORY LIABILITIES
Deferred income taxes and investment tax credits	175	183
Regulatory liabilities	106	95
Other deferred credits	5	4

TOTAL DEFERRED CREDITS AND REGULATORY LIABILITIES	286	282

TOTAL CAPITALIZATION AND LIABILITIES	$1,279	$1,269

The accompanying notes are an integral part of these financial statements.

Orange and Rockland Utilities, Inc.

CONSOLIDATED INCOME STATEMENT
(UNAUDITED)

	For the Three Months Ended March 31,
	2004	2003

	(Millions of Dollars)
OPERATING REVENUES
Electric	$120	$114
Gas	93	87

TOTAL OPERATING REVENUES	213	201

OPERATING EXPENSES
Purchased power	62	56
Gas purchased for resale	59	56
Other operations and maintenance	41	34
Depreciation and amortization	8	9
Taxes, other than income taxes	13	14
Income taxes	11	11

TOTAL OPERATING EXPENSES	194	180

OPERATING INCOME	19	21

OTHER INCOME (DEDUCTIONS)
Other income	1	1

TOTAL OTHER INCOME (DEDUCTIONS)	1	1

INCOME BEFORE INTEREST EXPENSE	20	22

Interest on long-term debt	5	5
Other interest	—	1

NET INTEREST EXPENSE	5	6

NET INCOME FOR COMMON STOCK	$15	$16

The accompanying notes are an integral part of these financial statements.

Orange and Rockland Utilities, Inc.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)

	For the Three Months Ended March 31,
	2004	2003

	(Millions of Dollars)
NET INCOME FOR COMMON STOCK	$15	$16
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES
Minimum pension liability adjustments, net of $(1) taxes in 2004	(1)	—
Unrealized gains (losses) on derivatives qualified as hedges, net of $0 taxes in 2004 and 2003.	(1)	1
Less: Reclassification adjustment for gains included in net income, net of $0 taxes in 2003	—	1

TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES	(2)	—

COMPREHENSIVE INCOME	$13	$16

The accompanying notes are an integral part of these financial statements.

Orange and Rockland Utilities, Inc.

CONSOLIDATED STATEMENT OF COMMON SHAREHOLDER'S EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
(MILLIONS OF DOLLARS/EXCEPT SHARE DATA)
(UNAUDITED)

	Common Stock				Accumulated Other Comprehensive Income/(Loss)
			Additional Paid-In Capital	Retained Earnings
	Shares	Amount				Total

BALANCE AS OF DECEMBER 31, 2002	1,000	$—	$194	$169	$(15)	$348
Net income for common stock				16		16
Common stock dividend to parent				(7)		(7)

BALANCE AS OF MARCH 31, 2003	1,000	$—	$194	$178	$(15)	$357

BALANCE AS OF DECEMBER 31, 2003	1,000	$—	$194	$186	$(10)	$370
Net income for common stock				15		15
Common stock dividend to parent				(7)		(7)
Other comprehensive loss					(2)	(2)

BALANCE AS OF MARCH 31, 2004	1,000	$—	$194	$194	$(12)	$376

The accompanying notes are an integral part of these financial statements.

Orange and Rockland Utilities, Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended March 31,
	2004	2003

	(Millions of Dollars)
OPERATING ACTIVITIES
Net income for common stock	$15	$16
PRINCIPAL NON-CASH CHARGES (CREDITS) TO INCOME
Depreciation and amortization	8	9
Deferred income taxes	(9)	4
Gain on non-utility property	—	(1)
Other non-cash charges	(3)	(1)
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable - customers, less allowance for uncollectibles	(18)	(26)
Accounts receivable from affiliated companies	(3)	12
Materials and supplies, including gas in storage	15	7
Prepayments, other receivables and other current assets	3	7
Recoverable energy costs	15	(13)
Accounts payable	(17)	(3)
Accounts payable to affiliated companies	7	5
Pensions and retiree benefits	9	7
Accrued taxes	1	1
Accrued interest	1	1
Deferred charges and regulatory assets	(11)	(2)
Deferred credits and regulatory liabilities	4	—
Other liabilities	14	3

NET CASH FLOWS FROM OPERATING ACTIVITIES	31	26

INVESTING ACTIVITIES
Utility construction expenditures	(12)	(9)
Proceeds from sale of land	—	2

NET CASH FLOWS USED IN INVESTING ACTIVITIES	(12)	(7)

FINANCING ACTIVITIES
Net proceeds from/(retirement of) short-term debt	(15)	33
Retirement of long-term debt	—	(35)
Common stock dividend to parent	(7)	(7)

NET CASH FLOWS USED IN FINANCING ACTIVITIES	(22)	(9)

CASH AND TEMPORARY CASH INVESTMENTS:
NET CHANGE FOR THE PERIOD	(3)	10
BALANCE AT BEGINNING OF PERIOD	9	2

BALANCE AT END OF PERIOD	$6	$12

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$3	$5
Income Taxes	5	2

The accompanying notes are an integral part of these financial statements.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

General

These combined notes accompany and form an integral part of the separate interim consolidated financial statements of each of three different separate registrants: Consolidated Edison, Inc. and its subsidiaries (Con Edison); Consolidated Edison Company of New York, Inc. and its subsidiaries (Con Edison of New York); and Orange & Rockland Utilities, Inc. and its subsidiaries (O&R, and together with Con Edison of New York, the "Utilities"). The Utilities are subsidiaries of Con Edison and as such their financial condition and results of operations and cash flows, which are presented separately in their interim consolidated financial statements, are also consolidated, along with those of Con Edison's unregulated subsidiaries (discussed below), in Con Edison's interim consolidated financial statements.

Con Edison and the Utilities are collectively referred to in these combined notes as the "Companies" and, except as otherwise noted, the information in these combined notes relates to each of the Companies. However, neither of the Utilities makes any representation as to information relating to Con Edison or the subsidiaries of Con Edison other than itself.

The separate interim consolidated financial statements of each of the Companies are unaudited but, in the opinion of their respective management, reflect all adjustments (which include only normally recurring adjustments) necessary for a fair presentation of the results for the interim periods presented. The Companies' separate interim consolidated financial statements should be read together with their separate audited financial statements (including the combined notes thereto) included in Item 8 of their combined Annual Report on Form 10-K for the year ended December 31, 2003 (the Form 10-K). Results for interim periods are not necessarily indicative of results for the entire fiscal year.

Con Edison has the following unregulated subsidiaries: Consolidated Edison Solutions, Inc. (Con Edison Solutions), a retail energy services company that sells electricity to delivery customers of utilities, including Con Edison of New York and O&R, and also offers energy-related services; Consolidated Edison Energy, Inc. (Con Edison Energy), a wholesale energy supply company; Consolidated Edison Development, Inc. (Con Edison Development), a company that owns and operates generating plants and participates in other infrastructure projects; and Con Edison Communications, LLC (Con Edison Communications), a company that builds and operates fiber optic networks to provide telecommunications services.

Note A - Earnings Per Common Share

Reference is made to "Earnings per Share" in Note A to the financial statements included in Item 8 of the Form 10-K. For the three months ended March 31, 2004 and 2003, respectively, Con Edison's basic and diluted EPS are calculated as follows:

	2004	2003

(Millions of Dollars, except per share amounts/Shares in Millions)
Net income for common stock	$155	$154

Average number of shares outstanding - Basic	226	214
Add: Incremental shares attributable to effect of potentially dilutive securities	1	1

Average number of shares outstanding - Diluted	227	215

EARNINGS PER COMMON SHARE - BASIC	$0.69	$0.72
EARNINGS PER COMMON SHARE - DILUTED	$0.68	$0.72

Stock options to purchase 6.9 million Con Edison common shares for the three months ended March 31, 2004 and 2003, were not included in the respective period's computation of diluted earnings per share because the exercise price of the option was greater than the average market price of the common shares.

Note B - Stock-Based Compensation

Reference is made to "Stock-Based Compensation" in Note A to the financial statements in Item 8 of the Form 10-K. The following table illustrates the effect on net income and earnings per share for the three months ended March 31, 2004 and 2003 if the Companies had applied fair value recognition provisions for purposes of recognizing stock-based compensation expense:

	Con Edison*		Con Edison of New York		O&R

(Millions of Dollars, except per share amounts/Shares in Millions)	2004	2003	2004	2003	2004	2003

Net income for common stock, as reported	$155	$154	$152	$138	$15	$16
Add: Stock-based compensation expense included in reported net income, net of related tax effects	1	1	1	1	—	—
Deduct: Total stock-based compensation expense determined under fair value method for all awards, net of related tax effects	2	2	2	2	—	—

Pro forma net income for common stock	$154	$153	$151	$137	$15	$16

Average number of shares outstanding - Basic	226	214
Add: Incremental shares attributable to effect of dilutive securities	1	1

Average number of shares outstanding - Diluted	227	215

Earnings per share:
Basic - as reported	$0.69	$0.72
Basic - pro forma	$0.68	$0.71

Diluted - as reported	$0.68	$0.72
Diluted - pro forma	$0.68	$0.71

* Represents the consolidated financial results of Con Edison and all of its subsidiaries.

These pro forma amounts may not be representative of future year pro forma amount disclosures due to changes in future market conditions and additional grants in future years.

Note C - Regulatory Matters

Reference is made to "Accounting Policies" in Note A and "Rate and Restructuring Agreements" in Note B to the financial statements in Item 8 of the Form 10-K.

Regulatory assets and liabilities at March 31, 2004 and December 31, 2003 were comprised of the following items:

	Con Edison		Con Edison of New York		O&R

(Millions of Dollars)	2004	2003	2004	2003	2004	2003

Regulatory assets
Future federal income tax	$622	$629	$581	$589	$41	$40
Recoverable energy costs	244	264	164	176	80	88
Sale of nuclear generating plant	147	159	147	159	—	—
Real estate sale costs - First Avenue properties	138	138	138	138	—	—
Deferred retirement program costs	75	77	32	33	43	44
Deferred unbilled gas revenue	44	44	44	44	—	—
Deferred environmental remediation costs	166	155	120	116	46	39
Workers' compensation	50	51	50	51	—	—
Deferred asbestos-related costs	39	39	38	38	1	1
Divestiture - capacity replacement reconciliation	12	16	12	16	—	—
Deferred revenue taxes	36	48	35	45	1	3
World Trade Center restoration costs	77	68	77	68	—	—
NYS tax law changes	23	23	23	23	—	—
Property tax reconciliation	58	41	58	41	—	—
Deferred electric interference costs	44	—	44	—	—	—
Other	124	109	115	103	9	6

Total Regulatory Assets	$1,899	$1,861	$1,678	$1,640	$221	$221

Regulatory liabilities
Allowance for cost of removal less salvage	$764	$777	$707	$721	$57	$56
NYISO reconciliation	138	134	138	134	—	—
Gain on divestiture	56	56	55	55	1	1
Deposit from sale of First Avenue properties	50	50	50	50	—	—
Refundable energy costs	28	21	—	—	28	21
Accrued electric rate reduction	33	33	32	32	1	1
DC service incentive	38	38	38	38	—	—
Transmission congestion contracts	281	284	281	284	—	—
Gas rate plan - World Trade Center recovery	36	36	36	36	—	—
Electric excess earnings	49	49	49	49	—	—
Natural gas refunds	5	9	5	9	—	—
NYS tax law changes	19	18	19	18	—	—
Gas interference - cost sharing	11	10	11	10	—	—
Federal income tax refund	29	29	29	29	—	—
Gas interruptible sales credits	26	26	26	26	—	—
Steam special franchise tax	12	10	12	10	—	—
Excess dividends tax	19	—	19	—	—	—
World Trade Center straight time labor	9	—	9	—	—	—
Other	157	153	138	137	19	16

Total Regulatory Liabilities	$1,760	$1,733	$1,654	$1,638	$106	$95

In April 2004, Con Edison of New York filed a request with the New York State Public Service Commission (PSC) to increase charges for electric service by $550 million (6.7 percent increase), effective April 2005. The filing with the PSC reflects a return on equity of 12 percent and an equity ratio of 48.8 percent. The filing includes a proposal for a multi-year rate plan to continue the proposed level of charges through March 2008 provided that charges would be adjusted, effective April 2006 and April 2007, to reflect additions to utility plant in service, property taxes, changes in pension and retiree health expense, and the impact, if any, of reconciling certain cost elements from the prior rate year. In addition, the filing would continue the provisions pursuant to which fuel and purchased power costs are recovered from customers on a current basis.

Note D - Environmental Matters

Superfund Sites

Hazardous substances, such as asbestos, polychlorinated biphenyls (PCBs) and coal tar, have been used or generated in the course of operations of the Utilities and their predecessors and are present at sites and in facilities and equipment they currently or previously owned, including sites at which gas was manufactured or stored.

The Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 and similar state statutes (Superfund) impose joint and several liability, regardless of fault, upon generators of hazardous substances. The liability includes the costs of investigation and remediation (which includes costs of demolition, removal, disposal, storage, replacement, containment and monitoring) and environmental damages. Liability under these laws can be material and may be imposed for contamination from past acts, even though such past acts may have been lawful at the time they occurred. The sites at which the Utilities have been asserted to have liability under these laws, including their manufactured gas sites, are referred to herein as "Superfund Sites."

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

For the three months ended March 31, 2004, Con Edison of New York incurred approximately $5 million for environmental remediation costs; O&R incurred no such costs. No insurance recoveries were received.

The accrued liabilities and regulatory assets related to Superfund Sites for each of the Companies at March 31, 2004 and December 31, 2003 were as follows:

	Con Edison		Con Edison of New York		O&R

(Millions of Dollars)	2004	2003	2004	2003	2004	2003

Accrued liabilities:
Manufactured gas plant sites	$149	$145	$103	$106	$46	$39
Other Superfund Sites	50	48	49	47	1	1

Total	$199	$193	$152	$153	$47	$40

Regulatory assets	$166	$155	$120	$116	$46	$39

Most of the accrued Superfund Site liability relates to Superfund Sites that have been investigated, in whole or in part. As investigations progress on these and other sites, the Companies expect that additional liability will be accrued, the amount of which is not presently determinable but may be material. The Utilities are permitted under their current rate agreements to recover or defer as regulatory assets (for subsequent recovery through rates) site investigation and remediation costs.

Con Edison of New York estimated in 2002 that for its manufactured gas sites, many of which have not been investigated, its aggregate undiscounted potential liability for the investigation and remediation of coal tar and/or other manufactured gas plant-related environmental contaminants could range from approximately $65 million to $1.1 billion. O&R estimated in 2004 that for its manufactured gas sites the aggregate undiscounted potential liability for the remediation of such contaminants could range from approximately $31 million to $87 million. These estimates were based on the assumption that there is contamination at each of the sites and additional assumptions regarding the extent of contamination and the type and extent of remediation that may be required. Actual experience may be materially different.

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

In addition, certain current and former employees have claimed or are claiming workers' compensation benefits based on alleged disability from exposure to asbestos. Con Edison of New York is permitted under its current rate agreements to defer as regulatory assets (for subsequent recovery through rates)

liabilities incurred for its asbestos lawsuits and workers' compensation claims. O&R defers as regulatory assets (for subsequent recovery through rates), liabilities incurred for asbestos claims by employees relating to its divested generating plants.

The accrued liability for asbestos suits and workers' compensation proceedings (including those related to asbestos exposure) and the amounts deferred as regulatory assets for each of the Companies at March 31, 2004 and December 31, 2003 were as follows:

	Con Edison		Con Edison of New York		O&R

(Millions of Dollars)	2004	2003	2004	2003	2004	2003

Accrued liability - asbestos	$39	$39	$38	$38	$1	$1
Regulatory assets - asbestos suits	$39	$39	$38	$38	$1	$1

Accrued liability - workers' compensation	$126	$126	$121	$122	$5	$4
Regulatory assets - workers' compensation	$50	$51	$50	$51	$—	$—

Note E - Northeast Utilities Litigation

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

In May 2003, a lawsuit by a purported class of Northeast Utilities' shareholders, entitled Rimkoski, et al. v. Consolidated Edison, Inc., was filed in New York County Supreme Court (the State Proceeding) alleging breach of the merger agreement. The complaint defines the putative class as holders of Northeast Utilities' common stock on March 5, 2001, and alleges that the class members were intended third party beneficiaries of the merger agreement. The complaint seeks damages believed to be substantially duplicative of those sought by Northeast Utilities on behalf of its shareholders in the First Federal Proceeding. In December 2003, the court granted Rimkoski's motion to intervene in the First Federal Proceeding and in February 2004, the State Proceeding was dismissed without prejudice.

In October 2003, a lawsuit by a purported class of Northeast Utilities' shareholders, entitled Siegel et al. v. Consolidated Edison, Inc., was commenced in the United States District Court for the Southern District of New York (the Second Federal Proceeding). The putative class in the Second Federal Proceeding is the same putative class as Rimkoski seeks to represent in the First Federal Proceeding. The amended complaint in the Second Federal Proceeding seeks unspecified injunctive relief and damages believed to be substantially duplicative of the damages sought from Con Edison in the First Federal Proceeding. In January 2004, both Con Edison and Northeast Utilities (which has intervened in the Second Federal Proceeding) moved to dismiss the Second Federal Proceeding. The plaintiffs in the Second Federal Proceeding have moved to consolidate that proceeding with the First Federal Proceeding or alternatively to intervene in the First Federal Proceeding.

In January 2004, Rimkoski filed a motion in the First Federal Proceeding, which Northeast Utilities has opposed, to certify his action as a class action on behalf of all holders of Northeast Utilities' common stock on March 5, 2001 and to appoint Rimkoski as class representative. The parties have filed motions as to whether the appropriate party to pursue most of the damages sought from Con Edison is Northeast Utilities or the putative class of holders.

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

Note F - East 11th Street Accident

In January 2004, a woman died when she came into contact with the metal frame of a Con Edison of New York service box that had been installed in a New York City street. The frame was energized by a low voltage cable that in January 2003 was repaired by the company in a manner that varied from its written procedures. Following this accident, the company tested for stray voltage all the underground structures (transformer vaults, manholes and service boxes) on its electric distribution and transmission system. The company also tested municipally owned street light poles supplied directly from the company's distribution system. The company has eliminated stray voltage conditions at the locations where voltage was measured. The company has committed to conduct annual stray voltage testing of the underground structures on its electric distribution system.

In February 2004, the PSC instituted a proceeding as to whether Con Edison of New York violated the safety requirements of the New York Public Service Law and ordered the company to show cause why the PSC should not commence an action seeking penalties from the company. The PSC also instituted a proceeding to examine the safety of the company's electric transmission and distribution systems and ordered the company to complete testing for stray voltage and any related repair of facilities in the company's service area.

Con Edison of New York believes that its utility systems are safe and reliable. The company, however, is unable to predict whether or not any proceedings or other actions relating to this accident will have a material adverse effect on its financial condition, results of operations or liquidity.

Note G - Other Material Contingencies

Lease In/Lease Out Transactions

As part of a broad initiative, the Internal Revenue Service is reviewing certain categories of transactions. Among these are transactions in which a taxpayer leases property and then immediately subleases it back to the lessor (termed "Lease In/Lease Out," or LILO transactions). In 1997 and 1999, Con Edison's unregulated subsidiaries invested $93 million in two LILO transactions, involving gas distribution and electric generating facilities in the Netherlands, which represented approximately 36 percent of the purchase price; the remaining 64 percent or $166 million was furnished by third-party financing in the form of long-term debt that provides no recourse against the subsidiaries and is primarily secured by the assets, except for guarantees of up to $10 million of the debt. Approximately half of these guarantees expired prior to December 31, 2002 and the other half will expire at the end of May 2004. At March 31, 2004, the company's investment of $205 million in these leveraged leases net of deferred tax liabilities of $147 million amounted to $58 million, which was included at cost on Con Edison's consolidated balance sheet. On audit, the Internal Revenue Service has proposed that the tax losses recognized in connection with the 1997 LILO transaction be disallowed for the tax year 1997. Con Edison believes its position is correct and is currently appealing the auditors' proposal within the Internal Revenue Service. The estimated total tax savings from the two LILO transactions during the tax years 1997 through 2003, in the aggregate, was $100 million.

Collection Agent Termination

In April 2004, Con Edison of New York terminated arrangements with a collection agent, which also processed payments for other large corporations and governmental agencies. The New York State Banking Department has suspended the license of the collection agent. In addition, a group of the collection agent's unsecured creditors has commenced an involuntary bankruptcy proceeding with respect to the collection agent and the court has appointed a trustee to operate the collection agent.

The collection agent has not forwarded to the company an estimated $24 million of payments it received from the company's customers. The company is continuing to review the matter and the possible recovery of these payments from the collection agent, insurance or other sources.

In April 2004, the company reflected the possible loss of these payments on its balance sheet and recorded an offsetting regulatory asset. The company expects to file a petition with the PSC in connection with this matter shortly.

The company offers its customers a number of ways to pay their bills, including by mail, direct payment, internet, telephone or at company customer service walk-in centers and other collection agents.

Newington Project

Reference is made to Note T to the financial statements in Item 8 of the Form 10-K. In April 2004, the legal proceedings referred to therein were settled by agreement of the parties. The Con Edison subsidiary paid additional project costs, the amount of which was not material to Con Edison's financial condition, results of operations or liquidity.

Note H - Derivative Instruments and Hedging Activities

Reference is made to Note P to the financial statements in Item 8 of the Form 10-K.

Energy Price Hedging

Con Edison's subsidiaries hedge market price fluctuations associated with physical purchases and sales of electricity and natural gas by using derivative instruments including futures, options, forwards, basis swaps, transmission congestion contracts and financial transmission rights contracts. The fair values of these hedges at March 31, 2004 and December 31, 2003 were as follows:

	Con Edison		Con Edison of New York		O&R

(Millions of Dollars)	2004	2003	2004	2003	2004	2003

Fair value of net assets	$36	$33*	$11	$15	$6	$5

*
The fair value at December 31, 2003 includes net assets previously classified as energy trading contracts.

Cash Flow Hedges

Con Edison's subsidiaries designate a portion of derivative instruments as cash flow hedges under Statement of Financial Accounting Standards (SFAS) No. 133.

The following table presents selected information related to these cash flow hedges included in accumulated OCI at March 31, 2004:

	Maximum Term			Accumulated Other Comprehensive Income/(Loss) Net of Tax			Portion Expected to be Reclassified to Earnings during the Next 12 Months

(Term in Months/Millions of Dollars)	Con Edison	Con Edison of New York	O&R	Con Edison	Con Edison of New York	O&R	Con Edison	Con Edison of New York	O&R

Energy Price Hedges	33	7	9	$9	$—	$—	$8	$—	$—

The actual amounts that will be reclassified to earnings may vary from the expected amounts presented above as a result of changes in market prices. The effect of reclassification from accumulated OCI to earnings will generally be offset by the recognition of the hedged transaction in earnings.

The unrealized pre-tax net gains and losses relating to hedge ineffectiveness of these cash flow hedges recognized in net earnings were immaterial to the results of operations of the Companies for the three months ended March 31, 2004 and 2003.

Other Derivatives

The Companies enter into certain derivative instruments that do not qualify or are not designated as hedges under SFAS No. 133. However, management believes these instruments represent economic hedges that mitigate exposure to fluctuations in commodity prices. The Utilities, with limited exceptions, recover all gains and losses on these instruments. See "Recoverable Energy Costs" in Note A to the financial statements in Item 8 of the Form 10-K. Con Edison's unregulated subsidiaries record unrealized gains and losses on these derivative contracts in earnings in the reporting period in which they occur. For the three months ended March 31, 2004 unrealized gains and losses on these contracts were immaterial to the results of operations of Con Edison. For the three months ended March 31, 2003, Con Edison recorded an unrealized gain of $3 million on contracts previously classified as energy trading.

Interest Rate Hedging

Con Edison's subsidiaries use interest rate swaps to manage interest rate exposure associated with debt. The fair values of these interest rate swaps at March 31, 2004 and December 31, 2003 were as follows:

	Con Edison		Con Edison of New York		O&R

(Millions of Dollars)	2004	2003	2004	2003	2004	2003

Fair value of interest rate swaps	$(20)	$(23)	$5	$1	$(18)	$(17)

Con Edison of New York's swap (related to $225 million of tax-exempt debt) is designated as a fair value hedge, which qualifies for "short-cut" hedge accounting under SFAS No. 133.

Con Edison Development and O&R's swaps are designated as cash flow hedges under SFAS No. 133. See "Interest Rate Hedging" in Note P to the financial statements in Item 8 of the Form 10-K for the contractual components of the interest rate swaps accounted for as cash flow hedges.

The following table presents selected information related to these cash flow hedges included in the accumulated OCI at March 31, 2004:

	Accumulated Other Comprehensive Income (Loss) Net of Tax		Portion Expected to be Reclassified to Earnings during the Next 12 Months

(Millions of Dollars)	Con Edison	O&R	Con Edison	O&R

Interest Rate Swaps	$(15)	$(11)	$(3)	$(1)

The actual amounts that will be reclassified may vary from the expected amounts presented above as a result of changes in interest rates. Since these costs are recovered in rates the reclassification has no impact on O&R's results of operations.

Note I - Financial Information By Business Segment

Reference is made to Note O to the financial statements in Item 8 of Form 10-K.

The financial data for the business segments are as follows:

	For the Three Months Ended March 31, 2004

(Millions of Dollars)	Operating Revenues	Intersegment Revenues	Depreciation and Amortization	Operating Income

Con Edison of New York
Electric	$1,419	$3	$94	$114
Gas	553	1	18	78
Steam	235	1	5	38

Total Con Edison of New York	$2,207	$5	$117	$230

O&R
Electric	$120	$—	$6	$9
Gas	93	—	2	10

Total O&R	$213	$—	$8	$19

Unregulated subsidiaries	$266	—	$11	$4
Other	(1)	(5)	1	2

Total Con Edison	$2,685	$—	$137	$255

	For the Three Months Ended March 31, 2003

(Millions of Dollars)	Operating Revenues	Intersegment Revenues	Depreciation and Amortization	Operating Income

Con Edison of New York
Electric	$1,379	$3	$90	$100
Gas	533	1	18	84
Steam	238	—	5	45

Total Con Edison of New York	$2,150	$4	$113	$229

O&R
Electric	$114	$—	$7	$11
Gas	87	—	2	10

Total O&R	$201	$—	$9	$21

Unregulated subsidiaries	$219	$—	$7	$7
Other	—	(4)	—	—

Total Con Edison	$2,570	$—	$129	$257

Note J - Guarantees

Con Edison and its subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of their subsidiaries. In addition, a Con Edison Development subsidiary has issued guarantees on behalf of entities in which it has an equity interest. Con Edison's guarantees had maximum limits totaling $1 billion at March 31, 2004 of which $283 million were outstanding.

The following table summarizes, by type and term, the total maximum amount of guarantees:

	Maximum Amount
Guarantee Type	0-3 years	4-10 years	> 10 years	Total

	(Millions of Dollars)
Commodity transactions	$716	$35	$162	$913
Affordable housing program	—	49	—	49
Intra-company guarantees	5	—	47	52
Other guarantees	28	10	16	54

TOTAL	$749	$94	$225	$1,068

For a description of guarantee types, see Note S to the financial statements in Item 8 of the Form 10-K.

Note K - Related Party Transactions

Reference is made to Notes A and U to the financial statements in Item 8 of the Form 10-K.

The cost of administrative and other services provided by Con Edison of New York and O&R to, and received from, Con Edison and its subsidiaries for the three months ended March 31, 2004 and 2003 was as follows:

	Con Edison of New York		O&R

(Millions of Dollars)	2004	2003	2004	2003

Cost of Services Provided	$12	$8	$3	$3
Cost of Services Received	$8	$6	$5	$4

In addition, O&R purchased from Con Edison of New York $29 million and $52 million of natural gas for the three months ended March 31, 2004 and 2003, respectively. O&R purchased from Con Edison of New York $1 million of electricity for the three months ended March 31, 2003. O&R also purchased from Con Edison Energy $4 million of electricity for its New Jersey regulated subsidiary, for the three months ended March 31, 2004, pursuant to a statewide energy auction.

In December 2003, the FERC authorized Con Edison of New York to lend funds to O&R, for periods of not more than 12 months, in amounts not to exceed $150 million outstanding at any time, at prevailing market rates. O&R has not borrowed any funds from Con Edison of New York.

Note L - Pension Benefits

Reference is made to Note E to the financial statements in Item 8 of the Form 10-K.

Net Periodic Benefit Cost

The components of the Companies' net periodic benefit costs for the three months ended March 31, 2004 and 2003 were as follows:

	Con Edison		Con Edison of New York		O&R

(Millions of Dollars)	2004	2003	2004	2003	2004	2003

Service cost - including administrative expenses	$27	$19	$25	$17	$2	$2
Interest cost on projected benefit obligation	103	75	96	68	7	7
Expected return on plan assets	(163)	(116)	(157)	(110)	(6)	(6)
Amortization of net actuarial (gain)/loss	(10)	(16)	(13)	(18)	3	2
Amortization of prior service costs	3	2	3	2	—	—

NET PERIODIC BENEFIT COST	$(40)	$(36)	$(46)	$(41)	$6	$5
Amortization of regulatory asset*	1	1	1	1	—	—

TOTAL PERIODIC BENEFIT COST	$(39)	$(35)	$(45)	$(40)	$6	$5
Less: Cost capitalized/deferred	(10)	(6)	(11)	(10)	1	4

Cost charged to operating expenses	$(29)	$(29)	$(34)	$(30)	$5	$1

*
Relates to increases in Con Edison of New York's pension obligations of $33 million from a 1993 special retirement program and $45 million from a 1999 special retirement program.

Expected Contributions

Con Edison is not required under funding regulations and laws to make any contributions to the pension plan during 2004. O&R and Con Edison's unregulated subsidiaries expect to make discretionary contributions of $22 million and $2 million, respectively, in 2004. As of March 31, 2004, Con Edison's unregulated subsidiaries have made contributions of $2 million.

Note M - Other Postretirement Benefits

Reference is made to Note F to the financial statements in Item 8 of the Form 10-K.

Net Periodic Benefit Cost

The components of the Utilities' net periodic postretirement benefit costs for the three months ended March 31, 2004 and 2003 were as follows:

	Con Edison		Con Edison of New York		O&R

(Millions of Dollars)	2004	2003	2004	2003	2004	2003

Service cost	$3	$2	$2	$1	$1	$1
Interest cost on accumulated postretirement benefit obligation	21	8	19	6	2	2
Expected return on plan assets	(20)	(7)	(19)	(6)	(1)	(1)
Amortization of net actuarial loss	13	4	12	3	1	1
Amortization of prior service costs	(3)	(1)	(3)	(1)	—	—
Amortization of transition obligation	1	—	1	—	—	—

NET PERIODIC POSTRETIREMENT BENEFIT COST	$15	$6	$12	$3	$3	$3
Less: Cost capitalized/deferred	4	3	3	1	1	2

Cost charged to operating expenses	$11	$3	$9	$2	$2	$1

Expected Contributions

Con Edison of New York and O&R expect to contribute $27 million and $8 million, respectively, to other postretirement benefit plans in 2004. As of March 31, 2004, no contributions have been made.

Note N - Consolidation of Variable Interest Entities

In December 2003, the Financial Accounting Standards Board (FASB) issued a revised Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46R), which addresses the consolidation of variable interest entities (VIEs) by business enterprises that are the primary beneficiaries of such entities (see Note T to the financial statements in Item 8 of the Form 10-K). A VIE is an entity that does not have sufficient equity investment at risk to permit it to finance its activities without additional subordinated financial support, or whose equity investors lack the characteristics of a controlling interest. The primary beneficiary is the party that absorbs a majority of the entity's expected losses, receives a majority of its expected residual returns, or both. FIN 46R is effective for the first interim or fiscal period ending after March 15, 2004 except for special purpose entities which was effective December 31, 2003.

As discussed in Note I to the financial statements in Item 8 of Form 10-K, Con Edison of New York and O&R have long-term contracts with non-utility generators (NUGs) for electric generating capacity. Assuming performance by the NUGs, the Utilities are obligated over the terms of the contracts (which extend for various periods, up to 2036) to make capacity and other fixed payments, as well as variable payments for energy costs.

The Companies have reviewed all ten of their long-term contracts with NUGs and determined that they are not required to consolidate these entities under FIN 46R. Of these contracts, it has been determined that four entities are not VIEs under the guidelines of the standard and, therefore not subject to consolidation. The remaining six contracts are discussed below.

Under FIN 46R specific disclosures must be made in situations where a company is unable to obtain sufficient information to apply the Interpretation. Con Edison and Con Edison of New York did not apply FIN 46R to six VIE's because, after a number of requests, the information necessary to determine whether Con Edison of New York is the primary beneficiary of the respective entities was not made available to us. The first entity, Selkirk Unit 2, which is owned by Selkirk Cogen Partners, L.P., is a 345 MW cogeneration facility that provides Con Edison of New York with 265 MW of electricity under a 20-year purchase power agreement (PPA) which began in September 1994. The second entity, Brooklyn Navy Yard, which is owned by Brooklyn Navy Yard Cogeneration Partners, L.P., is a 325 MW generating facility that provides Con Edison of New York with 286 MW of electricity under a 40-year PPA which began in November 1996. The third entity, Linden Cogeneration, owned by East Coast Power, L.L.C., is a 755 MW generating facility that provides Con Edison of New York with 645 MW of electricity under a 25-year PPA which began in May 1992. The fourth entity, Indeck Corinth, owned by Indeck Energy Services of Corinth, Inc., is a 140 MW generating facility from which Con Edison of New York purchases 128 MW of electricity under a 20-year PPA which began in July 1995. The fifth entity, Independence, owned by Sithe/Independence Partners, L.P., is a 1,000 MW generating facility from which Con Edison of New York purchases 740 MW of capacity under a 20-year PPA which began in November 1994. The sixth entity, Astoria Energy, owned by Astoria Energy L.L.C., will develop, own, and operate a new 552 MW generating facility, from which Con Edison of New York will purchase up to 500 MW of electric capacity and energy under a 10-year PPA beginning on or about May 2006.

The following is a summary of the revenues provided to the six NUGs as described above:

	Twelve Months Ended December 31,			Three Months Ended March 31,

(Millions of Dollars)	2003	2002	2001	2004	2003

Selkirk Unit 2	$170	$144	$151	$44	$46
Brooklyn Navy Yard	129	102	109	32	36
Linden Cogeneration	452	345	365	116	127
Indeck Corinth	91	82	80	27	25
Independence	127	125	124	32	32
Astoria Energy	—	—	—	—	—

Con Edison of New York currently recovers the costs associated with its NUG contracts pursuant to its current electric rate agreement. See "Recoverable Energy Costs" in Note A to the financial statements in Item 8 of the Form 10-K. If capacity and energy are not delivered under the PPAs, Con Edison of New York may be required to purchase power on the open market. However, the company expects that it would be allowed to recover any such replacement costs.

Con Edison Development, a wholly owned subsidiary of Con Edison, owns 80% of Lakewood Cogeneration, LLP (the Partnership), which owns and operates a 236 MW facility located in Lakewood, New

Jersey. The facility generates electric power for sale under a 20-year PPA with Jersey Central Power & Light that began on November 8, 1996. The Partnership is the primary beneficiary of the Lakewood facility and, therefore, is not required to deconsolidate Lakewood under FIN 46R.

Note O - Lower Manhattan Restoration

Con Edison of New York estimates that it will incur $430 million of costs for emergency response to the September 11, 2001 attack on the World Trade Center, and for resulting temporary and subsequent permanent restoration of electric, gas and steam transmission and distribution facilities damaged in the attack. Most of the costs are expected to be capital in nature. In December 2001, the company filed a petition with the PSC for authorization to defer the costs. The company estimates that $90 million of the costs will be covered by insurance. It expects the PSC to permit recovery from customers of the costs, net of any federal reimbursement, insurance payments and tax savings. In August 2002, Congress appropriated funds for which the company is eligible to apply to recover costs it incurred in connection with the attack. In accordance with the procedural guidelines for disbursement of the federal funds, the company submitted its initial application for funds in October 2003 and received the first installment of $29 million on October 31, 2003. The company will submit additional applications when appropriate. At March 31, 2004, the company had capitalized $206 million of such costs as utility plant and deferred $77 million, including interest, as a regulatory asset.

In addition, based upon New York City's announced plans for improvement projects in lower Manhattan, including a transportation hub, the company anticipates that over the next five to ten years it may incur up to $250 million in incremental costs in lower Manhattan. The company expects that it would recover any such costs from customers through the utility ratemaking process.

Note P - New Financial Accounting Standards

In January 2004, the FASB issued FASB Staff Position (FSP) No. FAS 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." The FSP gives plan sponsors an option to defer recognizing the effects of the Act in the accounting for its plan under FASB Statement No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," and in providing disclosures required by FASB Statement No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," until authoritative guidance is issued, or until certain other events (such as plan amendments) occur. The Companies elected not to defer the recognition of the Act. See Note F to the financial statements in Item 8 of the Form 10-K.

In March 2004, the Emerging Issues Task Force (EITF) reached a consensus regarding disclosures about unrealized losses on available-for-sale debt and equity securities accounted for under FASB Statements No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and No. 124, "Accounting for Certain Investments Held by Not-for-Profit Organizations." The guidance for evaluating whether an investment is other than temporarily impaired should be applied to evaluations made in reporting periods beginning after June 15, 2004. Additional disclosures for cost method investments are effective in annual financial statements for fiscal years ending after June 15, 2004. The Companies do not expect adoption of this EITF consensus to have a material impact on their financial position, results of operation or liquidity.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON, CON EDISON OF NEW YORK AND O&R)

        This combined management's discussion and analysis of financial condition and results of operations (MD&A) relates to the separate consolidated financial statements in Part I, Item 1 of this report (the First Quarter Financial Statements) of three separate registrants: Consolidated Edison, Inc. (Con Edison), Consolidated Edison Company of New York, Inc. (Con Edison of New York) and Orange and Rockland Utilities, Inc. (O&R, and together with Con Edison of New York, the "Utilities"). The Utilities are subsidiaries of Con Edison and as such information in this MD&A about each of the Utilities also applies to Con Edison.

Con Edison and the Utilities are collectively referred to in this MD&A as the "Companies." However, neither Con Edison of New York nor O&R makes any representation as to information in this report relating to Con Edison or the subsidiaries of Con Edison other than itself.

This MD&A should be read in conjunction with the First Quarter Financial Statements and the notes thereto and the MD&A in Item 7 of the Companies' combined Annual Report on Form 10-K for the year ended December 31, 2003 (File Nos. 1-14514, 1-1217 and 1-4315, the Form 10-K).

Information in the notes to the First Quarter Financial Statements that is referred to in this MD&A is hereby incorporated by reference herein. The use of terms such as "see" or "refer to" shall be deemed to incorporate by reference into this MD&A the information to which reference is made.

CORPORATE OVERVIEW

Con Edison's principal business operations are those of the Utilities. Con Edison also has unregulated subsidiaries that compete in energy-related and telecommunications industries.

Certain financial data of Con Edison's subsidiaries is presented below:

	Three months ended March 31, 2004				At March 31, 2004

(Millions of Dollars)	Operating Revenues		Net Income		Assets

Con Edison of New York	$2,207	82%	$152	98%	$18,285	85%
O&R	213	8%	15	10%	1,279	6%

Total Utilities	2,420	90%	167	108%	19,564	91%

Con Edison Communications	7	—%	(3)	(2)%	41	—%
Con Edison Development	108	4%	(5)	(3)%	1,318	6%
Con Edison Energy	13	1%	1	—%	140	1%
Con Edison Solutions	141	5%	—	—%	116	—%
Other[a]	(4)	—%	(5)	(3)%	334	2%

Total Con Edison	$2,685	100%	$155	100%	$21,513	100%

a
Represents inter-company and parent company accounting.

Con Edison's net income for common stock for the three months ended March 31, 2004 was $155 million or $0.69 a share compared with earnings of $154 million or $0.72 a share for the three months ended March 31, 2003. See "Results of Operations - Summary," below. For additional segment financial information, see Note I to the First Quarter Financial Statements and "Results of Operations," below.

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

Demand for utility service is affected by weather, economic conditions and other factors. The Utilities have experienced increased customer demand in recent years. In June, July and August of 2002, both Con Edison of New York and O&R set new three-month electric delivery records of more than 17 million and 1.7 million megawatt hours, respectively. In June 2003, Con Edison of New York and O&R each experienced a new record electric peak load for that month. The June peak was an all-time peak electric load for O&R. In January 2004, Con Edison of New York and O&R each experienced a new winter electric peak load.

Because the energy delivery infrastructure must be adequate to meet demand in peak periods with a high level of reliability, the Utilities' capital investment plans reflect in great part actual growth in electric peak load adjusted to summer design weather conditions, as well as forecasted growth in peak loads. On this basis, Con Edison of New York's weather-adjusted peak load in the summer of 2003 was 12,600 MW, 1.6 percent higher than the adjusted peak load in 2002. The company estimates that, under design weather conditions, the 2004 service area peak load will be 12,825 MW. The forecasted average annual growth rate of the electric peak load over the next five years is 1.5 percent. The company anticipates an ongoing need for substantial capital investment in order to meet this load growth with the exceptionally high level of reliability that it currently provides (see "Capital Requirements," below).

The Utilities have rate plans approved by state utility regulators that cover the rates they can charge their customers. Con Edison of New York has an electric rate agreement (approved in November 2000) that ends in March 2005 and gas and steam rate agreements (approved in April 2002 and December 2000, respectively) that end in September 2004. O&R has rate plans for its electric and gas services in New York that extend through October 2006. Charges to customers, pursuant to the rate plans, may not be changed during the respective terms of the rate plans other than for recovery of energy costs and limited other exceptions. The rate plans require the Utilities to share with customers earnings in excess of specified rates of return on equity. Changes in energy sales and delivery volumes are reflected in operating income (except to the extent that weather-normalization provisions apply to the gas businesses). Con Edison of New York's electric and steam rate plans do not reflect all of the increased construction expenditures and related costs incurred and expected to be incurred to meet increasing customer demand and reliability needs that have been experienced since the date of those plans (see "Capital Requirements," below). The company filed petitions in November 2003 to increase rates for gas and steam service effective October 2004 and in April 2004 to increase rates for electric service effective April 2005. See "Regulatory Matters," below and "Recoverable Energy Costs" and "Rate and Restructuring Agreements" in Notes A and B, respectively, to the financial statements in Item 8 of the Form 10-K.

Accounting rules and regulations for public utilities include Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation," pursuant to which the economic effects of rate regulation are reflected in financial statements. See "Application of Critical Accounting Policies," below.

The respective collective bargaining agreements covering about two-thirds of each of the Utilities' employees expire June 2004.

UNREGULATED BUSINESSES

Con Edison's unregulated subsidiaries participate in competitive businesses and are subject to different risks than the Utilities. The company recognized impairment charges for its unregulated telecommunications and generation businesses in the fourth quarter of 2003. See Note H to the financial statements in Item 8 of the Form 10-K. At March 31, 2004, Con Edison's investment in its unregulated subsidiaries was $701 million and the unregulated subsidiaries' total assets amounted to $1.6 billion.

Consolidated Edison Solutions, Inc. (Con Edison Solutions) sells electricity to delivery customers of Con Edison of New York, O&R and other utilities and also offers energy-related services. As of March 31, 2004, the company served approximately 29,000 electric customers with an estimated aggregate peak load of 1,500 MW.

Consolidated Edison Development, Inc. (Con Edison Development) owns and operates generating plants and participates in other infrastructure projects. At March 31, 2004, the company owned interests of 1,668 MW of capacity in electric generating facilities of which 244 MW are sold under long-term purchase power agreements and the balance is sold on the wholesale electricity markets.

Consolidated Edison Energy, Inc. (Con Edison Energy) provides energy and capacity to Con Edison Solutions and others and markets the output of plants owned or operated by Con Edison Development. The company also provides risk management services to Con Edison Solutions and Con Edison Development and offers these services to others.

Con Edison Communications, LLC (Con Edison Communications) builds and operates fiber optic networks to provide telecommunications services. The company's properties (the capitalized cost of which at March 31, 2004 amounted to $41 million) include network facilities and over 400 miles of fiber optic cable that has been installed in the New York City metropolitan area primarily through Con Edison of New York's underground conduits and other rights of way. Con Edison is evaluating strategic alternatives for its telecommunications business.

RESULTS OF OPERATIONS - SUMMARY

Con Edison's earnings per share for the three months ended March 31, 2004 were $0.69 ($0.68 on a diluted basis) as compared to $0.72 ($0.72 on a diluted basis) for the 2003 period.

Earnings for the three months ended March 31, 2004 and 2003 were as follows:

	2004	2003

	(Millions of Dollars)
Con Edison of New York	$152	$138
O&R	15	16
Con Edison Communications	(3)	(6)
Con Edison Development	(5)	(1)
Con Edison Energy	1	—
Con Edison Solutions	—	6
Other[a]	(5)	1

CON EDISON	$155	$154

a
Represents inter-company and parent company accounting.

Con Edison's earnings for the three months ended March 31, 2004 were $1 million higher than the 2003 period, reflecting the following major factors (after tax, in millions):

Con Edison of New York:
Impact of weather in 2004 on net revenues versus 2003 (estimated)	$(4)
Sales growth, normalized for weather (estimated)	6
Lower operations and maintenance expense, principally corporate	3
Regulatory accounting	10
Reduced net credit for pensions & other postretirement benefits	(2)
Higher depreciation and property tax expense	(7)
Allowance for equity funds used during construction and other items	8

Total Con Edison of New York	14
O&R	(1)
Unregulated subsidiaries including parent company	(12)

Total	$1

See "Results of Operations" below for further discussion and analysis of results of operations.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

The Companies' financial statements reflect the application of their accounting policies, which conform to accounting principles generally accepted in the United States of America. The Companies' critical accounting policies include industry-specific accounting applicable to regulated public utilities and accounting for pensions and other postretirement benefits, contingencies, long-lived assets, derivative instruments, goodwill and leases. See "Application of Critical Accounting Policies" in Item 7 of the Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES

The Companies' liquidity reflects cash flows from operating, investing and financing activities, as shown on their respective consolidated statements of cash flows included in Part I, Item 1 of this report and as discussed below. See "Liquidity and Capital Resources" in Item 7 of the Form 10-K. Changes in the Companies' cash and temporary cash investments resulting from operating, investing and financing activities for the three months ended March 31, 2004 and 2003 are summarized as follows:

	Con Edison			Con Edison of New York			O&R

(Millions of Dollars)	2004	2003	Variance	2004	2003	Variance	2004	2003	Variance

Operating activities	$152	$(58)	$210	$76	$(115)	$191	$31	$26	$5
Investing activities	(369)	(332)	(37)	(334)	(274)	(60)	(12)	(7)	(5)
Financing activities	223	334	(111)	266	335	(69)	(22)	(9)	(13)

Net change	$6	$(56)	$62	$8	$(54)	$62	$(3)	$10	$(13)
Balance at beginning of period	49	118	(69)	33	88	(55)	9	2	7

Balance at end of period	$55	$62	$(7)	$41	$34	$7	$6	$12	$(6)

Cash Flows from Operating Activities

Cash flows from operating activities for the three months ended March 31, 2004, as compared with the 2003 period, for the Companies reflect their net income (see "Results of Operations," below) and for Con Edison and Con Edison of New York reflect their higher deferred income tax expense, partially offset by increased other receivables. The variation in other receivables is due primarily to a current federal income tax benefit in the 2004 period.

For the Utilities, cash flows from operating activities for the 2004 period, as compared to the 2003 period, also reflect decreased customer accounts receivable, recoverable energy cost and accounts payable balances. The decreases for Con Edison of New York reflect lower sales and delivery volumes, and fuel, purchased power and gas purchased for resale costs from the milder weather in the period ended March 2004 than in March 2003. The decreases for O&R reflect lower gas sales and gas purchased for resale costs in the period ended March 2004 than in March 2003.

The Utilities' cash flows from operating activities reflect principally their energy sales and deliveries and cost of operations. The volume of energy sales and deliveries is dependent primarily on factors external to the Utilities, such as weather and economic conditions. The prices at which the Utilities provide energy to their customers are determined in accordance with rate plans approved by the state public utility regulatory authority having jurisdiction. See "Regulatory Matters," below. In general, changes in the Utilities' cost of purchased power, fuel and gas may affect the timing of cash flows but not net income because the costs are recovered in accordance with the rate plans. See "Recoverable Energy Costs" in Note A to the financial statements in Item 8 of the Form 10-K.

Net income for common stock is the result of cash and non-cash (or accrual) transactions. Only cash transactions affect the Companies' cash flows from operating activities. Principal non-cash charges include depreciation and deferred taxes. For Con Edison of New York, principal non-cash credits include prepaid pension costs. Pension credits result from past favorable performance in Con Edison of New York's pension fund and assumptions about future performance. See "Application of Critical Accounting Policies—Accounting for Pensions and Other Postretirement Benefits" in Item 7 of the Form 10-K and Notes E and F to the financial statements in Item 8 of the Form 10-K.

Cash Flows Used in Investing Activities

Cash flows used in investing activities of each of the Companies for the three months ended March 31, 2004, as compared with the 2003 period reflect increased Utility construction expenditures and, for Con Edison, also reflect decreased construction expenditures by its unregulated subsidiaries.

Cash Flows from/(used in) Financing Activities

Cash flows from financing activities of each of the Companies for the three months ended March 31, 2004 as compared with the 2003 period reflect decreased commercial paper issuance (shown on the consolidated balance sheets in Part I, Item 1 of this report as "Notes payable") and for Con Edison and Con Edison of New York also reflect significant refinancing of long-term debt.

Commercial paper outstanding at March 31, 2004 for Con Edison (on a consolidated basis) and Con Edison of New York was $394 million and $370 million, respectively, which had a weighted average annualized yield of 1.08 percent. O&R had no commercial paper outstanding.

In January 2004, Con Edison of New York issued $245 million of its variable rate, tax-exempt Facilities Revenue Bonds, Series 2004A and B, the proceeds of which were used to redeem in advance of maturity its fixed rate, tax-exempt Facilities Revenue Bonds, Series 1993A, B and C. In January 2003, Con Edison of New York redeemed $275 million 7.75 percent 35-year Series 1996A, Subordinated Deferrable Interest Debentures using cash held for that purpose at December 31, 2002.

In February 2004, Con Edison of New York issued $200 million of 4.7 percent 10-year Series 2004A Debentures and $200 million of 5.7 percent 30-year Series 2004B Debentures, the proceeds of which were used to redeem in advance of maturity the company's $150 million 7.125 percent Series 1994A Debentures and for general corporate purposes.

In March 2004, Con Edison of New York redeemed at maturity its $150 million of 7.625 percent 12-year Series 1992B Debentures. In March 2003, O&R redeemed at maturity its $35 million 6.56 percent 10-year Series 1993D Debentures using proceeds from the issuance of commercial paper.

Cash flows from financing activities for Con Edison in both the 2004 and 2003 periods also reflect the issuance of common shares through its dividend reinvestment and employee stock plans (2004: 955,259 shares for $25 million; 2003: 510,447 shares for $13 million)

Changes in Assets and Liabilities

The following table shows significant changes in assets and liabilities at March 31, 2004, compared with December 31, 2003, that have impacted the Companies' consolidated statements of cash flows, other than those discussed above. The changes in these balances are utilized to reconcile net income to cash flow from operations.

(Millions of Dollars)	Con Edison 2004 vs. 2003 Variance	Con Edison of New York 2004 vs. 2003 Variance	O&R 2004 vs. 2003 Variance

Other receivables - less allowance for uncollectible accounts	$84	$65	$—
Gas in storage	(78)	(58)	(15)
Prepayments	184	183	2
Deferred income taxes and investment tax credits	145	143	(8)

Other receivables, less allowance for uncollectible accounts for Con Edison and Con Edison of New York, increased at March 31, 2004 as compared with year-end 2003 due primarily to a current federal income tax benefit.

Gas in storage decreased for the Companies at March 31, 2004 as compared with year-end 2003 due primarily to lower volumes in inventory.

Prepayments for Con Edison of New York increased at March 31, 2004 as compared with year-end 2003 due primarily to the unamortized portion of property taxes paid in January 2004. Property taxes are generally prepaid in January and July of each year and amortized to expense over a six-month period.

Deferred income taxes and investment tax credits increased for Con Edison of New York at March 31, 2004 as compared with year-end 2003 due primarily to differences between the book and the tax-deductible amounts for New York City prepaid property tax and depreciation costs.

Capital Resources

At March 31, 2004, there was no material change in the Companies' capital resources compared to those disclosed under "Capital Resources" in Item 7 of the Form 10-K, other than as described below.

The Companies are continuing a review of their financing plans, which may include an issuance of Con Edison common stock. The review, which may be completed in the near term, involves consideration of various factors, including the Con Edison of New York electric rate proceeding initiated in April 2004, the gas and steam rate proceedings initiated in November 2003 and capital expenditures of more than a $1 billion a year that Con Edison of New York expects to continue to make for the next few years. See Note C to the First Quarter Financial Statements and "Capital Requirements," below. Con Edison has registered $925 million of securities, including debt, preferred stock and common stock, for sale under the Securities Act of 1933 pursuant to "shelf" Registration Statements on Form S-3. Con Edison of New York and O&R have registered $825 million and $200 million, respectively, of their debt securities.

For each of the Companies, the ratio of earnings to fixed charges (Securities and Exchange Commission basis) for the three months ended March 31, 2004 and the twelve months ended December 31, 2003 was:

	Earnings to Fixed Charges
	For the Three Months Ended March 31, 2004	For the Twelve Months Ended December 31, 2003

Con Edison	3.0	2.7
Con Edison of New York	3.6	3.4
O&R	5.8	4.4

For each of the Companies, the common equity ratio at March 31, 2004 and December 31, 2003 was:

	Common Equity Ratio
	March 31, 2004	December 31, 2003

Con Edison	47.4	48.0
Con Edison of New York	48.4	49.3
O&R	55.5	55.1

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

Capital Requirements

At March 31, 2004, there was no material change in the Companies' capital requirements compared to those discussed under "Capital Requirements" in Item 7 of the Form 10-K, other than the increase in Con Edison of New York's estimated utility construction expenditures to $1,150 million from $1,060 million in 2004 and to $1,411 million from $1,362 million in 2005.

Contractual Obligations

At March 31, 2004, there was no material change in the Companies' contractual obligations compared to those discussed under "Contractual Obligations" in Item 7 of the Form 10-K, other than changes in long-term debt (described above) and Con Edison of New York's non-utility generator contracts, natural gas pipeline and storage contracts and unregulated subsidiary commodity and service agreements (described below).

(Millions of Dollars)	Payments Due by Period

Purchase obligations:	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Non-utility generator contracts

Con Edison of New York*	$9,978	$555	$1,777	$1,518	$6,128

Natural gas supply, transportation and storage contracts

Con Edison of New York	$274	$77	$87	$61	$49
O&R	113	32	36	25	20

Total natural gas supply, transportation and storage contracts	$387	$109	$123	$86	$69

Unregulated subsidiary commodity and service agreements	$616	$233	$153	$43	$187

*
Information shown is as of April 30, 2004.

ELECTRIC POWER REQUIREMENTS

At March 31, 2004, there was no material change in the Companies' electric power requirements compared to those disclosed under "Electric Power Requirements" in Item 7 of the Form 10-K.

REGULATORY MATTERS

At March 31, 2004, there was no material change in the Companies' regulatory matters compared to those disclosed under "Regulatory Matters" in Item 7 of the Form 10-K and in "Rate and Restructuring Agreements" in Note B to the financial statements in Item 8 of the Form 10-K, other than as described in Note C.

FINANCIAL AND COMMODITY MARKET RISKS

The Companies are subject to various risks and uncertainties associated with financial and commodity markets. The most significant market risks include interest rate risk, commodity price risk, credit risk and investment risk. At March 31, 2004, there were no material changes to the risks discussed under "Financial and Commodity Market Risks" in Item 7 of the Form 10-K other than with respect to credit risk.

Credit Risk

Con Edison's unregulated energy subsidiaries had $117 million of credit exposure, net of collateral and reserves, at March 31, 2004, of which $100 million was with investment grade counterparties and $17 million was with the New York Mercantile Exchange or independent system operators.

Material Contingencies

For information concerning potential liabilities arising from the Companies' material contingencies, see the notes to the First Quarter Financial Statements.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2004 COMPARED WITH THREE MONTHS ENDED MARCH 31, 2003

The Companies' results of operations (which were summarized above under "Results of Operations -Summary") for the three months ended March 31, 2004 compared with the three months ended March 31, 2003 were:

	Con Edison*		Con Edison of New York		O&R

(Millions of Dollars)	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent

Operating revenues	$115	4.5%	$57	2.7%	$12	6.0%
Purchased power	66	7.6	3	0.4	6	10.7
Fuel	—	—	10	7.9	—	—
Gas purchased for resale	37	10.2	27	9.0	3	5.4

Operating revenues less purchased power, fuel and gas purchased for resale (net revenues)	12	1.0	17	1.7	3	3.4
Other operations and maintenance	1	0.3	(1)	(0.3)	7	20.6
Depreciation and amortization	8	6.2	4	3.5	(1)	(11.1)
Taxes, other than income tax	(2)	(0.7)	—	—	(1)	(7.1)
Income tax	7	7.1	13	14.6	—	—

Operating income	(2)	(0.8)	1	0.4	(2)	(9.5)
Other income less deductions and related federal income tax	11	LARGE	10	LARGE	—	—
Net interest charges	8	7.5	(3)	(3.2)	(1)	(16.7)
Preferred stock dividend requirements	—	—	—	—	—	—

Net income for common stock	$1	0.6%	$14	10.1%	$(1)	(6.3)%

* Represents the consolidated financial results of Con Edison and all of its subsidiaries.

A discussion of the results of operations by principal business segment follows. For additional business segment financial information, see Note I to the financial statements.

The results reflect the application of the Companies' accounting policies and rate plans that cover the rates the Utilities can charge their customers. In general, the Utilities recover on a current basis the fuel and purchased power costs they incur in supplying energy to their full-service customers. See "Recoverable Energy Costs" in Note A and "Regulatory Matters" in Note B to the financial statements in Item 8 of the Form 10-K.

CON EDISON OF NEW YORK

Electric

Con Edison of New York's electric operating revenues increased $40 million in the three months ended March 31, 2004 compared with the 2003 period, due primarily to higher recoverable fuel costs in the 2004 period of $9 million, a provision made in 2003, but not in 2004, for a refund to customers of electric earnings in excess of a targeted return ($15 million) and an increase in electric sales and delivery volumes.

Con Edison of New York's electric sales and deliveries, excluding off-system sales, for the first quarter of 2004 compared with the first quarter of 2003 were:

MILLIONS OF KWHS

	Three Months Ended
Description	March 31, 2004	March 31, 2003	Variation	Percent Variation

Residential/Religious	3,042	2,965	77	2.6%
Commercial/Industrial	4,264	4,495	(231)	(5.1)
Other	37	35	2	5.7

Total Full Service Customers	7,343	7,495	(152)	(2.0)

Retail access customers	3,209	3,029	180	5.9

Sub-total	10,552	10,524	28	0.2

NYPA, Municipal Agency and Other Sales	2,768	2,639	129	4.9

Total Service Area	13,320	13,163	157	1.2%

Electric sales and delivery volumes in Con Edison of New York's service area increased 1.2 percent in the three months ended March 2004 compared with the first quarter of 2003 period, reflecting primarily increased deliveries to the New York Power Authority (NYPA), offset by the milder winter weather in the 2004 period compared with the colder weather in the 2003 period. After adjusting for weather and billing day variations in each period, electric sales and delivery volumes in Con Edison of New York's service area increased 1.7 percent in 2004 compared with 2003. Weather-adjusted sales and delivery volumes represent an estimate of the sales and deliveries that would have been made if historical average weather conditions had prevailed.

Electric purchased power costs remained the same in the three months ended March 31, 2004 as compared with the 2003 period due to lower purchased volumes being offset by higher unit costs. Electric fuel costs increased $9 million, reflecting an increase in sendout volumes.

Electric operating income increased $13 million for the three months ended March 31, 2004 compared with 2003. The principal components of the increase were higher net revenues (operating revenues less purchased power and fuel costs - $31 million) and a decrease in other operations and maintenance expense ($3 million), partially offset by an increase in income taxes ($16 million), property taxes ($5 million) and depreciation ($3 million).

Gas

Con Edison of New York's gas operating revenues in the three months ended March 31, 2004 increased $19 million compared with the 2003 period, due primarily to the higher cost of purchased gas of $27 million (which is recoverable from customers), partially offset by lower firm sales due to the milder winter weather.

Con Edison of New York's revenues from gas sales are subject to a weather normalization clause that moderates, but does not eliminate, the effect of weather-related changes on net income.

Gas sales and deliveries, excluding off-system sales, for the first quarter of 2004 compared with the first quarter of 2003 were:

THOUSANDS OF DTHS

	Three Months Ended
Description	March 31, 2004	March 31, 2003	Variation	Percent Variation

Firm Sales
Residential	24,636	25,860	(1,224)	(4.7)%
General	15,360	15,840	(480)	(3.0)
Firm Transportation	7,028	7,160	(132)	(1.8)

Total Firm Sales and Transportation	47,024	48,860	(1,836)	(3.8)
Off Peak/Interruptible Sales	5,487	5,684	(197)	(3.4)
Non-Firm Transportation of Gas
NYPA	2,668	3,843	(1,175)	(30.6)
Generation Plants	4,987	5,462	(475)	(8.7)

Total NYPA and Generation Plants	7,655	9,305	(1,650)	(17.7)

Other	5,260	7,244	(1,984)	(27.4)

Total Sales and Transportation	65,426	71,093	(5,667)	(8.0)%

Sales and transportation volumes for firm customers decreased 3.8 percent in the 2004 period compared with the 2003 period. The decrease reflects the impact of milder winter weather. After adjusting for weather and billing day variations in each period, firm gas sales and transportation volumes in the company's service area increased 0.9 percent in the 2004 period.

Non-firm transportation of customer-owned gas to NYPA, electric generators and other customers decreased in the three months ended March 31, 2004 as compared with the first quarter of 2003 because the relative prices of gas and fuel oil led the generators and other customers in the company's gas service area used oil rather than gas for a significant portion of their generation and other needs. The decline in gas usage had minimal impact on earnings due to the application of a fixed demand charge for local transportation.

Purchased gas costs increased $27 million in the three months ended March 31, 2004 compared with the 2003 period, due to higher unit costs.

Gas operating income decreased $7 million in the three months ended March 31, 2004 compared with the first quarter of 2003, reflecting primarily lower net revenues (operating revenues less gas purchased for resale).

Steam

Con Edison of New York's steam operating revenues and steam operating income decreased $3 million and $6 million, respectively, in the three months ended March 31, 2004 compared with the 2003 period. The lower revenues reflect lower sales volumes due to the milder winter weather in the three months ended March 31, 2004 as compared with the colder weather in the 2003 period and the timing of certain fuel cost recoveries. This decrease in steam operating revenues was partially offset by higher revenues associated with increased costs for fuel and purchased power. The decrease in steam operating income reflects primarily lower net revenues (operating revenues less fuel and purchased power costs).

Steam sales and deliveries for the first quarter of 2004 compared with the first quarter of 2003 were:

MILLIONS OF POUNDS

	Three Months Ended
Description	March 31, 2004	March 31, 2003	Variation	Percent Variation

General	427	447	(20)	(4.5)%
Apartment house	3,379	3,446	(67)	(1.9)
Annual power	6,807	6,779	28	0.4

Total Sales	10,613	10,672	(59)	(0.5)%

Steam sales and delivery volumes decreased 0.5 percent in the three months ended March 31, 2004 compared with the 2003 period, reflecting the impact of the aforementioned milder winter weather. After adjusting for weather and billing day variations in each period, steam sales and deliveries increased 1.0 percent.

Income Taxes

Operating income taxes increased $13 million in the three months ended March 31, 2004 compared with the 2003 period, due primarily to higher taxable income in the 2004 period.

Other Income

Other income increased $10 million in the three months ended March 31, 2004 compared with the 2003 period, due primarily to interest income associated with sales and use tax overpayments and increased allowance for equity funds used during construction.

Net Interest Expense

Net interest expense decreased $3 million for the three months ended March 31, 2004 compared with the 2003 period due primarily to lower interest expense on long-term debt as a result of refinancings at lower interest rates.

O&R

Electric

O&R's electric operating revenues increased $6 million in the three months ended March 31, 2004 compared with the 2003 period, due primarily to higher purchased power costs in 2004 (which are recoverable from customers).

Electric sales and deliveries, excluding off-system sales, for the first quarter of 2004 compared with the first quarter of 2003 were:

MILLIONS OF KWHS

	Three Months Ended
Description	March 31, 2004	March 31, 2003	Variation	Percent Variation

Residential/Religious	415	436	(21)	(4.8)%
Commercial/Industrial	531	572	(41)	(7.2)
Other	27	27	—	—

Total Full Service Customers	973	1,035	(62)	(6.0)

Retail access customers	405	308	97	31.5

Total Service Area	1,378	1,343	35	2.6%

Electric sales and delivery volumes in O&R's service area increased 2.6 percent in the three months ended March 31, 2004 compared with the first quarter of 2003 due to growth in the number of customers and higher average customer usage. After adjusting for weather variations, electric sales and delivery volumes in O&R's service area increased 3.4 percent in the 2004 period.

Purchased power costs increased $6 million for the three months ended March 31, 2004 compared with the 2003 period due primarily to an increase in the average unit cost.

Electric operating income decreased $2 million during the three months ended March 31, 2004 compared with the first quarter of 2003 as a result of increased operations and maintenance expenses of $3 million, primarily for pension costs and corporate charges, offset in part by lower depreciation and amortization costs of $1 million.

Gas

O&R's gas operating revenues increased $6 million during the three months ended March 31, 2004 compared with the first quarter of 2003. The increase is due primarily to the impact of the 2003 gas rate agreement discussed in Note B to the financial statements in Item 8 of the Form 10-K and the higher cost of gas purchased for resale in 2004 (which is recoverable from customers).

Gas sales and deliveries, excluding off-system sales, in the 2004 period compared with the 2003 period were:

THOUSANDS OF DTHS

	Three Months Ended
Description	March 31, 2004	March 31, 2003	Variation	Percent Variation

Firm Sales
Residential	4,765	5,428	(663)	(12.2)%
General	1,307	1,723	(416)	(24.1)
Firm Transportation	4,263	3,439	824	24.0

Total Firm Sales and Transportation	10,335	10,590	(255)	(2.4)
Off Peak/Interruptible Sales	1,808	1,903	(95)	(5.0)
Non-Firm Transportation of Gas
Generation Plants	237	815	(578)	(70.9)
Other	536	499	37	7.4

Total Sales and Transportation	12,916	13,807	(891)	(6.5)%

Sales and transportation volumes for firm customers decreased 2.4 percent in the three months ended March 31, 2004 compared with the first quarter of 2003. The decrease reflects the impact of the milder winter weather in the 2004 period. After adjusting for weather variations in each period, total firm sales and transportation volumes were 0.5 percent higher for the 2004 period compared with 2003.

Non-firm transportation of customer-owned gas to electric generating plants decreased 70.9 percent for the three months ended March 31, 2004 as compared with the 2003 period because the relative prices of gas and fuel oil led electric generating plants in the company's gas service area to use oil rather than gas for a significant portion of their generation. In addition, one area power plant has constructed a direct connection to a gas transmission provider. The decline in gas usage had minimal impact on earnings due to the application of a fixed demand charge for local transportation.

O&R's cost of gas purchased for resale increased $3 million in the three months ended March 31, 2004 as compared with the 2003 period due to higher unit costs in 2004.

Gas operating income was unchanged for the three months ended March 31, 2004 as compared with the 2003 period. Increased gas net revenues (operating revenues less gas purchased for resale), reflecting primarily the impact of the 2003 gas rate agreement and lower income taxes were offset by increased gas operations and maintenance expenses (primarily for pension costs).

Taxes Other Than Income Taxes

Taxes other than income taxes decreased $1 million during the three months ended March 31, 2004 compared with the 2003 period, reflecting primarily lower payroll and gross receipts taxes.

Net Interest Expense

O&R's net interest expense decreased by $1 million during the three months ended March 31, 2004 compared with the 2003 period, reflecting primarily lower interest rates on variable rate debt and the redemption of a $35 million, 10-year debenture in March 2003 (see "Liquidity and Capital Resources," above).

UNREGULATED SUBSIDIARIES AND OTHER

Operating income for the unregulated subsidiaries during the three months ended March 31, 2004 was $3 million lower than the 2003 period. Operating revenues were $47 million higher in the first quarter of 2004 reflecting primarily sales from Con Edison Development's increased generating capacity and higher retail electric sales at Con Edison Solutions.

Operating expenses, excluding income taxes, increased by $53 million, reflecting principally increased purchased power costs, gas costs and depreciation expenses. This increase was offset in part by decreased operating expenses at Con Edison Development of $6 million due principally to the consolidation accounting associated with the Newington project. See Note T to the financial statements in Item 8 of the Form 10-K. Lease payments made in both periods were recorded in operations expense in 2003 and in depreciation and interest expense in 2004 in accordance with consolidation accounting.

Operating income taxes decreased $3 million in the three months ended March 31, 2004 as compared with the 2003 period reflecting primarily lower taxable income.

Other income (deductions) for the unregulated subsidiaries increased $4 million in the three months ended March 31, 2004 as compared with the first quarter of 2003 due primarily to a fee paid to Con Edison in 2003 in connection with its guarantee of certain subsidiary obligations. This fee was eliminated in the accounting for inter-company transactions at the parent level.

Interest charges for the three months ended March 31, 2004 as compared with 2003 increased by $7 million due to the additional interest expense at Con Edison Development attributable to the consolidation of the Newington Project discussed above.

Earnings attributable to the parent company were $6 million lower during the three months ended March 31, 2004 as compared with the 2003 period, reflecting primarily higher interest expenses and the guarantee fee mentioned above.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information about the Companies' primary market risks associated with activities in derivative financial instruments, other financial instruments and derivative commodity instruments, see "Financial and Commodity Market Risks" in Part 1, Item 2 of this report, which information is incorporated herein by reference. Also, see Item 7A of the Form 10-K.

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

PART II OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

Con Edison

Northeast Utilities

For information about the legal proceedings relating to Con Edison's October 1999 agreement to acquire Northeast Utilities, see Note E to the financial statements included in Part 1, Item 1 of this report (which information is incorporated herein by reference).

Newington Project

For information about the settlement of legal proceedings relating to the Newington Project, see "Con Edison - Newington Project" in Part I, Item 3 of the Form 10-K and Note G to the financial statements included in Part I, Item 1 of this report (which information is incorporated herein by reference).

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

(a)
EXHIBITS

Con Edison

Exhibit 12.1	Statement of computation of Con Edison's ratio of earnings to fixed charges for the three-month period ended March 31, 2004 and the twelve-month period ended December 31, 2003.
Exhibit 31.1.1	Rule 13a-14(a)/15d-14(a) Certifications—Chief Executive Officer.
Exhibit 31.1.2	Rule 13a-14(a)/15d-14(a) Certifications—Chief Financial Officer.
Exhibit 32.1.1	Section 1350 Certifications—Chief Executive Officer.
Exhibit 32.1.2	Section 1350 Certifications—Chief Financial Officer.

Con Edison of New York

Exhibit 12.2	Statement of computation of Con Edison of New York's ratio of earnings to fixed charges for the three-month period ended March 31, 2004 and the twelve-month period ended December 31, 2003.
Exhibit 31.2.1	Rule 13a-14(a)/15d-14(a) Certifications—Chief Executive Officer.
Exhibit 31.2.2	Rule 13a-14(a)/15d-14(a) Certifications—Chief Financial Officer.
Exhibit 32.2.1	Section 1350 Certifications—Chief Executive Officer.
Exhibit 32.2.2	Section 1350 Certifications—Chief Financial Officer.

O&R

Exhibit 12.3	Statement of computation of O&R's ratio of earnings to fixed charges for the three-month period ended March 31, 2004 and the twelve-month period ended December 31, 2003.
Exhibit 31.3.1	Rule 13a-14(a)/15d-14(a) Certifications—Chief Executive Officer.
Exhibit 31.3.2	Rule 13a-14(a)/15d-14(a) Certifications—Chief Financial Officer.
Exhibit 32.3.1	Section 1350 Certifications—Chief Executive Officer.
Exhibit 32.3.2	Section 1350 Certifications—Chief Financial Officer.

(b)
REPORTS ON FORM 8-K

The Companies filed a combined Current Report on Form 8-K, dated January 22, 2004, reporting (under Item 5) 2003 financial results and furnishing (under Item 12) a copy of Con Edison's press release, dated January 22, 2004, with respect to, among other things, its 2003 financial results.

The Companies also filed a combined Current Report on Form 8-K, dated April 22, 2004, reporting (under Item 5) 2004 first quarter financial results and furnishing (under Item 12) a copy of Con Edison's press release, dated April 22, 2004, with respect to, among other things, its 2004 first quarter financial results.

Con Edison and Con Edison of New York filed a combined Current Report on Form 8-K, dated April 30, 2004, reporting (under Item 5) the Con Edison of New York filing with the PSC to increase charges for electric service discussed in Note C to the financial statements included in Part 1, Item 1 of this report and the continuing review of their financing plans discussed under "Capital Resources" in Part I, Item 2 of this report.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Consolidated Edison, Inc.
Consolidated Edison Company of New York, Inc.
DATE: May 6, 2004	By	/s/ JOAN S. FREILICH Joan S. Freilich Executive Vice President, Chief Financial Officer and Duly Authorized Officer
Orange and Rockland Utilities, Inc.
DATE: May 6, 2004	By	/s/ LOUIS M. BEVILACQUA Louis M. Bevilacqua Chief Financial Officer, Controller and Duly Authorized Officer

QuickLinks

Filing Format
Table of Contents
GLOSSARY OF TERMS
Consolidated Edison, Inc. CONSOLIDATED BALANCE SHEET (UNAUDITED)
Consolidated Edison, Inc. CONSOLIDATED BALANCE SHEET (UNAUDITED)
Consolidated Edison, Inc. CONSOLIDATED INCOME STATEMENT (UNAUDITED)
Consolidated Edison, Inc. CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)
Consolidated Edison, Inc. CONSOLIDATED STATEMENT OF COMMON SHAREHOLDERS' EQUITY FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003 (MILLION OF DOLLARS/EXCEPT SHARE DATA) (UNAUDITED)
Consolidated Edison, Inc. CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
Consolidated Edison Company of New York, Inc. CONSOLIDATED BALANCE SHEET (UNAUDITED)
Consolidated Edison Company of New York, Inc. CONSOLIDATED BALANCE SHEET (UNAUDITED)
Consolidated Edison Company Of New York, Inc. CONSOLIDATED INCOME STATEMENT (UNAUDITED)
Consolidated Edison Company of New York, Inc. CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)
Consolidated Edison Company of New York, Inc. CONSOLIDATED STATEMENT OF COMMON SHAREHOLDER'S EQUITY FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003 (MILLIONS OF DOLLARS/EXCEPT SHARE DATA) (UNAUDITED)
Consolidated Edison Company of New York, Inc. CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
Orange and Rockland Utilities, Inc. CONSOLIDATED BALANCE SHEET (UNAUDITED)
Orange and Rockland Utilities, Inc. CONSOLIDATED BALANCE SHEET (UNAUDITED)
Orange and Rockland Utilities, Inc. CONSOLIDATED INCOME STATEMENT (UNAUDITED)
Orange and Rockland Utilities, Inc. CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)
Orange and Rockland Utilities, Inc. CONSOLIDATED STATEMENT OF COMMON SHAREHOLDER'S EQUITY FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003 (MILLIONS OF DOLLARS/EXCEPT SHARE DATA) (UNAUDITED)
Orange and Rockland Utilities, Inc. CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON, CON EDISON OF NEW YORK AND O&R)
Forward-Looking Statements
Signatures