Form 10-Q
period 2004-06-30
CONSOLIDATED EDISON CO OF NEW YORK INC; ORANGE & ROCKLAND UTILITIES INC; CONSOLIDATED EDISON INC
filed 2004-08-06
CIK 23632, 74778, 1047862

Form 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended JUNE 30, 2004

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

As of the close of business on July 30, 2004, Con Edison had outstanding 241,451,273 Common Shares ($.10 par value). Con Edison owns all of the outstanding common equity of Con Edison of New York and O&R.

Filing Format

This Quarterly Report on Form 10-Q is a combined report being filed separately by three different registrants: Consolidated Edison, Inc. (Con Edison), Consolidated Edison Company of New York, Inc. (Con Edison of New York) and Orange and Rockland Utilities, Inc. (O&R, and together with Con Edison of New York, are collectively referred to in this combined report as the “Utilities”). Con Edison and Con Edison of New York file reports required by Section 13 of the Securities Exchange Act of 1934. O&R is not required to file such reports since it has no securities registered under Section 12 of the Act and its duty under Section 15(d) of the Act to file reports in 2004 was automatically suspended because at the beginning of the year it had fewer than 300 security holders of record for each class of its securities that had been registered under the Securities Act of 1933. O&R is filing this report voluntarily. O&R may discontinue filing reports during periods when it is not required to do so.

The Utilities are subsidiaries of Con Edison and, as such, the information in this report about each of the Utilities also applies to Con Edison. As used in this report, the term the “Companies” refers to each of the three separate registrants: Con Edison, Con Edison of New York and O&R. However, neither of the Utilities makes any representation as to the information contained in this report relating to Con Edison or the subsidiaries of Con Edison other than itself.

GLOSSARY OF TERMS

The following is a glossary of frequently used abbreviations or acronyms that are found throughout this report:

Con Edison Companies
Con Edison	Consolidated Edison, Inc.
Con Edison Communications	Con Edison Communications, LLC
Con Edison Development	Consolidated Edison Development, Inc.
Con Edison Energy	Consolidated Edison Energy, Inc.
Con Edison of New York	Consolidated Edison Company of New York, Inc.
Con Edison Solutions	Consolidated Edison Solutions, Inc.
O&R	Orange and Rockland Utilities, Inc.
RECO	Rockland Electric Company
The Companies	The three separate registrants: Con Edison, Con Edison of New York and O&R
The Utilities	Con Edison of New York and O&R

Regulatory and State Agencies
FERC	Federal Energy Regulatory Commission
NJBPU	New Jersey Board of Public Utilities
NYPA	New York Power Authority
PSC	New York State Public Service Commission
SEC	Securities and Exchange Commission

Other
AFDC	Allowance for Funds used During Construction
DTH	Dekatherm
EITF	Emerging Issues Task Force
FASB	Financial Accounting Standards Board
Form 10-K	Companies’ combined Annual Report on Form 10-K for the year ended December 31, 2003
FSP	FASB Staff Position
kWh	Kilowatt-hour
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MW	Megawatts or thousand kilowatts
NUG	Non-Utility Generator
NYISO	New York Independent System Operator
OCI	Other Comprehensive Income
PCBs	Polychlorinated biphenyls
PPA	Purchase Power Agreement
SFAS	Statement of Financial Accounting Standards
Superfund	Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980
TBC	Transition Bond Charge
TRC	Transition Recovery Charge
VaR	Value-at-Risk

Consolidated Edison, Inc.

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

	June 30, 2004	December 31, 2003
	(Millions of Dollars)
ASSETS
UTILITY PLANT, AT ORIGINAL COST
Electric	$12,534	$12,097
Gas	2,755	2,699
Steam	808	799
General	1,486	1,482
TOTAL	17,583	17,077
Less: Accumulated depreciation	4,188	4,069
NET	13,395	13,008
Construction work in progress	1,313	1,276
NET UTILITY PLANT	14,708	14,284
NON-UTILITY PLANT
Unregulated generating assets, less accumulated depreciation of $65 and $52 in 2004 and 2003, respectively	874	873
Non-utility property, less accumulated depreciation of $25 and $15 in 2004 and 2003, respectively	62	56
Construction work in progress	10	12
NET PLANT	15,654	15,225
CURRENT ASSETS
Cash and temporary cash investments	487	49
Restricted cash	18	18
Accounts receivable - customers, less allowance for uncollectible accounts of $33 and $36 in 2004 and 2003, respectively	694	790
Accrued unbilled revenue	64	61
Other receivables, less allowance for uncollectible accounts of $7 in 2004 and 2003	297	184
Fuel oil, at average cost	28	33
Gas in storage, at average cost	140	150
Materials and supplies, at average cost	98	100
Prepayments	90	98
Other current assets	175	109
TOTAL CURRENT ASSETS	2,091	1,592
INVESTMENTS	253	248
DEFERRED CHARGES, REGULATORY ASSETS AND NONCURRENT ASSETS
Goodwill	406	406
Intangible assets, less accumulated amortization of $21 and $16 in 2004 and 2003, respectively	106	111
Prepaid pension costs	1,348	1,257
Regulatory assets	2,073	1,861
Other deferred charges and noncurrent assets	293	266
TOTAL DEFERRED CHARGES, REGULATORY ASSETS AND NONCURRENT ASSETS	4,226	3,901
TOTAL ASSETS	$22,224	$20,966

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

	June 30, 2004	December 31, 2003
	(Millions of Dollars)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION
Common shareholders’ equity (See Statement of Common Shareholders’ Equity)	$6,994	$6,423
Preferred stock of subsidiary	213	213
Long-term debt	6,971	6,733
TOTAL CAPITALIZATION	14,178	13,369
MINORITY INTERESTS	40	42
NONCURRENT LIABILITIES
Obligations under capital leases	34	36
Provision for injuries and damages	198	194
Pensions and retiree benefits	230	205
Superfund and other environmental costs	200	193
Other noncurrent liabilities	76	79
TOTAL NONCURRENT LIABILITIES	738	707
CURRENT LIABILITIES
Long-term debt due within one year	291	166
Notes payable	40	159
Accounts payable	944	905
Customer deposits	234	228
Accrued taxes	20	69
Accrued interest	97	102
Accrued wages	80	79
Other current liabilities	222	203
TOTAL CURRENT LIABILITIES	1,928	1,911
DEFERRED CREDITS AND REGULATORY LIABILITIES
Deferred income taxes and investment tax credits	3,412	3,172
Regulatory liabilities	1,881	1,733
Other deferred credits	47	32
TOTAL DEFERRED CREDITS AND REGULATORY LIABILITIES	5,340	4,937
TOTAL CAPITALIZATION AND LIABILITIES	$22,224	$20,966

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.

CONSOLIDATED INCOME STATEMENT

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
	(Millions of Dollars/Except Share Data)
OPERATING REVENUES
Electric	$1,531	$1,561	$3,070	$3,054
Gas	283	326	928	946
Steam	93	97	328	334
Non-utility	262	192	528	412
TOTAL OPERATING REVENUES	2,169	2,176	4,854	4,746
OPERATING EXPENSES
Purchased power	890	906	1,820	1,770
Fuel	134	102	319	286
Gas purchased for resale	155	193	557	556
Other operations and maintenance	370	370	759	759
Depreciation and amortization	138	130	275	258
Taxes, other than income taxes	256	270	538	556
Income taxes	44	41	149	141
TOTAL OPERATING EXPENSES	1,987	2,012	4,417	4,326
OPERATING INCOME	182	164	437	420
OTHER INCOME (DEDUCTIONS)
Investment and other income	7	8	20	14
Allowance for equity funds used during construction	6	4	12	6
Other deductions	(3)	(5)	(6)	(8)
Income taxes	5	1	6	3
TOTAL OTHER INCOME (DEDUCTIONS)	15	8	32	15
INTEREST EXPENSE
Interest on long-term debt	106	99	214	198
Other interest	6	8	16	16
Allowance for borrowed funds used during construction	(4)	(4)	(8)	(5)
NET INTEREST EXPENSE	108	103	222	209
INCOME BEFORE PREFERRED STOCK DIVIDENDS OF SUBSIDIARY	89	69	247	226
PREFERRED STOCK DIVIDENDS OF SUBSIDIARY	3	3	6	6
NET INCOME FOR COMMON STOCK	$86	$66	$241	$220
EARNINGS PER COMMON SHARE - BASIC	$0.37	$0.29	$1.05	$1.01
EARNINGS PER COMMON SHARE - DILUTED	$0.37	$0.29	$1.04	$1.01
DIVIDENDS DECLARED PER SHARE OF COMMON STOCK	$0.565	$0.560	$1.130	$1.120
AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC (IN MILLIONS)	234.0	219.3	230.6	217.1
AVERAGE NUMBER OF SHARES OUTSTANDING - DILUTED (IN MILLIONS)	234.9	220.3	231.6	218.0

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
	(Millions of Dollars)
NET INCOME FOR COMMON STOCK	$86	$66	$241	$220
OTHER COMPREHENSIVE INCOME, NET OF TAXES
Minimum pension liability adjustments, net of $1 taxes in 2004	—	—	1	—
Unrealized gains (losses) on derivatives qualified as hedges, net of $10, ($1), $15 and $8 taxes in 2004 and 2003, respectively	13	(2)	21	11
Less: Reclassification adjustment for gains included in net income, net of $1, $3, $4 and $11 taxes in 2004 and 2003, respectively	2	4	6	15
TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES	11	(6)	16	(4)
COMPREHENSIVE INCOME	$97	$60	$257	$216

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.

CONSOLIDATED STATEMENT OF COMMON SHAREHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003

(MILLION OF DOLLARS/EXCEPT SHARE DATA)

(UNAUDITED)

	Common Stock		Additional Paid- In Capital	Retained Earnings	Treasury Stock		Capital Stock Expense	Accumulated Other Comprehensive Income/(Loss)	Total
	Shares	Amount			Shares	Amount
BALANCE AS OF DECEMBER 31, 2002	213,932,934	$24	$1,527	$5,420	23,210,700	$(1,001)	$(36)	$(13)	$5,921

Net income for common stock				154					154
Common stock dividends				(120)					(120)
Issuance of common shares - dividend reinvestment and employee stock plans	510,447		20	(1)					19
Other comprehensive income								3	3
BALANCE AS OF MARCH 31, 2003	214,443,381	$24	$1,547	$5,453	23,210,700	$(1,001)	$(36)	$(10)	$5,977
Net income for common stock				66					66
Common stock dividends				(120)					(120)
Issuance of common shares - public offering	9,570,000	1	381				(3)		379
Issuance of common shares - dividend reinvestment and employee stock plans	809,355		32	(3)					29
Other comprehensive income								(7)	(7)
BALANCE AS OF JUNE 30, 2003	224,822,736	$25	$1,960	$5,396	23,210,700	$(1,001)	$(39)	$(17)	$6,324
BALANCE AS OF DECEMBER 31, 2003	225,840,220	$25	$2,003	$5,451	23,210,700	$(1,001)	$(39)	$(16)	$6,423

Net income for common stock				155					155
Common stock dividends				(127)					(127)
Issuance of common shares - dividend reinvestment and employee stock plans	955,259		42	(6)					36
Other comprehensive income								5	5
BALANCE AS OF MARCH 31, 2004	226,795,479	$25	$2,045	$5,473	23,210,700	$(1,001)	$(39)	$(11)	$6,492
Net income for common stock				86					86
Common stock dividends				(128)					(128)
Issuance of common shares - public offering	14,000,000	1	527				(15)		513
Issuance of common shares - dividend reinvestment and employee stock plans	530,885		21	(1)					20
Other comprehensive income								11	11
BALANCE AS OF JUNE 30, 2004	241,326,364	$26	$2,593	$5,430	23,210,700	$(1,001)	$(54)	$—	$6,994

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2004	2003
	(Millions of Dollars)
OPERATING ACTIVITIES
Income before preferred stock dividends	$247	$226
PRINCIPAL NON-CASH CHARGES (CREDITS) TO INCOME
Depreciation and amortization	275	258
Deferred income taxes	204	46
Common equity component of allowance for funds used during construction	(12)	(6)
Prepaid pension costs (net of capitalized amounts)	(69)	(63)
Other non-cash charges (net)	65	28
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable - customers, less allowance for uncollectibles	96	(52)
Materials and supplies, including fuel and gas in storage	16	(44)
Prepayments, other receivables and other current assets	(175)	(10)
Recoverable energy costs	(43)	(32)
Accounts payable	40	(38)
Pensions and retiree benefits	25	20
Accrued taxes	(49)	(2)
Accrued interest	(5)	8
Deferred charges and other regulatory assets	(146)	(14)
Deferred credits and other regulatory liabilities	65	4
Transmission congestion contracts	98	80
Other assets	(22)	(19)
Other liabilities	32	—
NET CASH FLOWS FROM OPERATING ACTIVITIES	642	390
INVESTING ACTIVITIES
Utility construction expenditures (excluding capitalized support costs of $22 and $19 in 2004 and 2003, respectively)	(659)	(596)
Cost of removal less salvage	(69)	(63)
Non-utility construction expenditures	(22)	(61)
Regulated companies’ non-utility construction expenditures	—	(1)
Common equity component of allowance for funds used during construction	12	6
Investments by unregulated subsidiaries	(5)	(4)
Demolition and remediation costs for First Avenue properties	—	(3)
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(743)	(722)
FINANCING ACTIVITIES
Net proceeds from (payments of) short-term debt	(119)	107
Repayment/retirement of long-term debt	(556)	(846)
Additions to long-term debt	920	578
Application of funds held for redemption of long-term debt	—	275
Issuance of common stock	550	406
Debt issuance costs	(14)	(20)
Common stock dividends	(236)	(220)
Preferred stock dividends	(6)	(6)
NET CASH FLOWS FROM FINANCING ACTIVITIES	539	274
CASH AND TEMPORARY CASH INVESTMENTS:
NET CHANGE FOR THE PERIOD	438	(58)
BALANCE AT BEGINNING OF PERIOD	49	118
BALANCE AT END OF PERIOD	$487	$60
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$204	$186
Income taxes	$103	$80

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

	June 30, 2004	December 31, 2003
	(Millions of Dollars)
ASSETS
UTILITY PLANT, AT ORIGINAL COST
Electric	$11,728	$11,324
Gas	2,433	2,381
Steam	808	799
General	1,366	1,363
TOTAL	16,335	15,867
Less: Accumulated depreciation	3,806	3,696
Net	12,529	12,171
Construction work in progress	1,294	1,247
NET UTILITY PLANT	13,823	13,418
NON-UTILITY PROPERTY
Non-utility property	17	25
NET PLANT	13,840	13,443
CURRENT ASSETS
Cash and temporary cash investments	474	33
Accounts receivable - customers, less allowance for uncollectible accounts of $28 and $30 in 2004 and 2003, respectively	606	692
Other receivables, less allowance for uncollectible accounts of $4 in 2004 and 2003	199	105
Accounts receivable from affiliated companies	31	28
Fuel oil, at average cost	21	24
Gas in storage, at average cost	106	115
Materials and supplies, at average cost	87	89
Prepayments	65	74
Other current assets	93	58
TOTAL CURRENT ASSETS	1,682	1,218
INVESTMENTS	3	3
DEFERRED CHARGES, REGULATORY ASSETS AND NONCURRENT ASSETS
Prepaid pension costs	1,348	1,257
Regulatory assets	1,838	1,640
Other deferred charges and noncurrent assets	222	203
TOTAL DEFERRED CHARGES, REGULATORY ASSETS AND NONCURRENT ASSETS	3,408	3,100
TOTAL ASSETS	$18,933	$17,764

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

	June 30, 2004	December 31, 2003
	(Millions of Dollars)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION
Common shareholder’s equity (See Statement of Common Shareholder’s Equity)	$6,054	$5,482
Preferred stock
$5 Cumulative Preferred	175	175
4.65% Series C	16	16
4.65% Series D	22	22
TOTAL PREFERRED STOCK	213	213
Long-term debt	5,682	5,435
TOTAL CAPITALIZATION	11,949	11,130
NONCURRENT LIABILITIES
Obligations under capital leases	34	36
Provision for injuries and damages	187	184
Pensions and retiree benefits	115	107
Superfund and other environmental costs	146	153
Other noncurrent liabilities	40	38
TOTAL NONCURRENT LIABILITIES	522	518
CURRENT LIABILITIES
Long-term debt due within one year	275	150
Notes payable	—	99
Accounts payable	748	713
Accounts payable to affiliated companies	16	12
Customer deposits	220	214
Accrued taxes	23	95
Accrued interest	83	88
Accrued wages	75	76
Other current liabilities	149	150
TOTAL CURRENT LIABILITIES	1,589	1,597
DEFERRED CREDITS AND REGULATORY LIABILITIES
Deferred income taxes and investment tax credits	3,071	2,855
Regulatory liabilities	1,758	1,638
Other deferred credits	44	26
TOTAL DEFERRED CREDITS AND REGULATORY LIABILITIES	4,873	4,519
TOTAL CAPITALIZATION AND LIABILITIES	$18,933	$17,764

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

CONSOLIDATED INCOME STATEMENT

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
	(Millions of Dollars)
OPERATING REVENUES
Electric	$1,409	$1,441	$2,829	$2,821
Gas	249	290	801	823
Steam	93	97	327	334
TOTAL OPERATING REVENUES	1,751	1,828	3,957	3,978
OPERATING EXPENSES
Purchased power	676	733	1,391	1,445
Fuel	81	77	218	204
Gas purchased for resale	134	167	459	466
Other operations and maintenance	293	298	610	615
Depreciation and amortization	119	114	236	227
Taxes, other than income taxes	237	251	500	515
Income taxes	43	37	146	126
TOTAL OPERATING EXPENSES	1,583	1,677	3,560	3,598
OPERATING INCOME	168	151	397	380
OTHER INCOME (DEDUCTIONS)
Investment and other income	5	8	20	13
Allowance for equity funds used during construction	6	4	12	6
Other deductions	(3)	(3)	(6)	(5)
Income taxes	1	(1)	(1)	—
TOTAL OTHER INCOME (DEDUCTIONS)	9	8	25	14
INTEREST EXPENSE
Interest on long-term debt	83	87	168	176
Other interest	6	7	16	14
Allowance for borrowed funds used during construction	(4)	(3)	(9)	(5)
NET INTEREST EXPENSE	85	91	175	185
NET INCOME	92	68	247	209
PREFERRED STOCK DIVIDEND REQUIREMENTS	3	3	6	6
NET INCOME FOR COMMON STOCK	$89	$65	$241	$203

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(UNAUDITED)

	For the Three Month Ended June 30,		For the Six Month Ended June 30,
	2004	2003	2004	2003
	(Millions of Dollars)
NET INCOME	$92	$68	$247	$209
OTHER COMPREHENSIVE INCOME, NET OF TAXES
Minimum pension liability adjustments, net of $2 taxes in 2004	—	—	3	—
TOTAL OTHER COMPREHENSIVE INCOME, NET OF TAXES	—	—	3	—
COMPREHENSIVE INCOME	$92	$68	$250	$209

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

CONSOLIDATED STATEMENT OF COMMON SHAREHOLDER’S EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003

(MILLIONS OF DOLLARS/EXCEPT SHARE DATA)

(UNAUDITED)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Repurchased Con Edison Stock	Capital Stock Expense	Accumulated Other Comprehensive Income/(Loss)	Total
	Shares	Amount
BALANCE AS OF DECEMBER 31, 2002	235,488,094	$589	$893	$4,411	$(962)	$(36)	$(5)	$4,890

Net income				141				141
Common stock dividend to parent				(94)				(94)
Cumulative preferred dividends				(3)				(3)
BALANCE AS OF MARCH 31, 2003	235,488,094	$589	$893	$4,455	$(962)	$(36)	$(5)	$4,934

Net income				68				68
Common stock dividend to parent				(93)				(93)
Capital contribution by parent			381			(3)		378
Cumulative preferred dividends				(3)				(3)
BALANCE AS OF JUNE 30, 2003	235,488,094	$589	$1,274	$4,427	$(962)	$(39)	$(5)	$5,284

BALANCE AS OF DECEMBER 31, 2003	235,488,094	$589	$1,274	$4,626	$(962)	$(39)	$(6)	$5,482

Net income				155				155
Common stock dividend to parent				(103)				(103)
Cumulative preferred dividends				(3)				(3)
Other comprehensive income							3	3
BALANCE AS OF MARCH 31, 2004	235,488,094	$589	$1,274	$4,675	$(962)	$(39)	$(3)	$5,534

Net income				92				92
Common stock dividend to parent				(82)				(82)
Capital contribution by parent			528			(15)		513
Cumulative preferred dividends				(3)				(3)
Other comprehensive income								—
BALANCE AS OF JUNE 30, 2004	235,488,094	$589	$1,802	$4,682	$(962)	$(54)	$(3)	$6,054

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2004	2003
	(Millions of Dollars)
OPERATING ACTIVITIES
Net income	$247	$209
PRINCIPAL NON-CASH CHARGES (CREDITS) TO INCOME
Depreciation and amortization	236	227
Deferred income taxes	194	29
Common equity component of allowance for funds used during construction	(12)	(6)
Prepaid pension costs (net of capitalized amounts)	(69)	(62)
Other non-cash charges (net)	37	26
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable - customers, less allowance for uncollectibles	85	(30)
Materials and supplies, including fuel and gas in storage	14	(33)
Prepayments, other receivables and other current assets	(122)	(19)
Recoverable energy costs	(49)	(24)
Accounts payable	38	(22)
Pensions and retiree benefits	8	7
Accrued taxes	(72)	2
Accrued interest	(5)	8
Deferred charges and other regulatory assets	(128)	(5)
Deferred credits and other regulatory liabilities	40	(3)
Transmission congestion contracts	98	80
Other assets	(4)	(4)
Other liabilities	4	(14)
NET CASH FLOWS FROM OPERATING ACTIVITIES	540	366
INVESTING ACTIVITIES
Utility construction expenditures (excluding capitalized support costs of $22 and $19 in 2004 and 2003, respectively)	(624)	(565)
Cost of removal less salvage	(68)	(62)
Non-utility construction expenditures	—	(1)
Common equity component of allowance for funds used during construction	12	6
Demolition and remediation costs for First Avenue properties	—	(3)
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(680)	(625)
FINANCING ACTIVITIES
Payments of short-term debt	(99)	—
Retirement of long-term debt	(548)	(805)
Issuance of long-term debt	920	575
Application of funds held for redemption of long-term debt	—	275
Debt issuance costs	(14)	(20)
Capital contribution by parent	513	378
Common stock dividend to parent	(185)	(179)
Preferred stock dividends	(6)	(6)
NET CASH FLOWS FROM FINANCING ACTIVITIES	581	218
CASH AND TEMPORARY CASH INVESTMENTS:
NET CHANGE FOR THE PERIOD	441	(41)
BALANCE AT BEGINNING OF PERIOD	33	88
BALANCE AT END OF PERIOD	$474	$47
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$158	$163
Income taxes	$127	$78

The accompanying notes are an integral part of these financial statements.

Orange and Rockland Utilities, Inc.

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

	June 30, 2004	December 31, 2003
	(Millions of Dollars)
ASSETS
UTILITY PLANT, AT ORIGINAL COST
Electric	$806	$773
Gas	322	318
General	120	119
TOTAL	1,248	1,210
Less: Accumulated depreciation	382	373
NET	866	837
Construction work in progress	19	29
NET PLANT	885	866
CURRENT ASSETS
Cash and temporary cash investments	11	9
Restricted cash	1	1
Accounts receivable - customers, less allowance for uncollectible accounts of $2 in 2004 and 2003	55	57
Accrued unbilled revenue	16	18
Other receivables, less allowance for uncollectible accounts of $2 in 2004 and 2003	7	8
Accounts receivable from affiliated companies	21	11
Gas in storage, at average cost	33	29
Materials and supplies, at average cost	6	6
Prepayments	19	17
Other current assets	17	10
TOTAL CURRENT ASSETS	186	166
DEFERRED CHARGES, REGULATORY ASSETS AND NONCURRENT ASSETS
Regulatory assets	235	221
Other deferred charges and noncurrent assets	18	16
TOTAL DEFERRED CHARGES, REGULATORY ASSETS AND NONCURRENT ASSETS	253	237
TOTAL ASSETS	$1,324	$1,269

The accompanying notes are an integral part of these financial statements.

Orange and Rockland Utilities, Inc.

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

	June 30, 2004	December 31, 2003
	(Millions of Dollars)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION
Common shareholder’s equity (See Statement of Common Shareholder’s Equity)	$376	$370
Long-term debt	301	301
TOTAL CAPITALIZATION	677	671
NONCURRENT LIABILITIES
Provision for injuries and damages	11	10
Pensions and retiree benefits	115	98
Superfund and other environmental costs	54	40
Hedges on variable rate long-term debt	15	17
TOTAL NONCURRENT LIABILITIES	195	165
CURRENT LIABILITIES
Notes payable	18	15
Accounts payable	60	71
Accounts payable to affiliated companies	30	33
Customer deposits	15	14
Accrued taxes	9	4
Accrued interest	5	6
Other current liabilities	15	8
TOTAL CURRENT LIABILITIES	152	151
DEFERRED CREDITS AND REGULATORY LIABILITIES
Deferred income taxes and investment tax credits	176	183
Regulatory liabilities	123	95
Other deferred credits	1	4
TOTAL DEFERRED CREDITS AND REGULATORY LIABILITIES	300	282
TOTAL CAPITALIZATION AND LIABILITIES	$1,324	$1,269

The accompanying notes are an integral part of these financial statements.

Orange and Rockland Utilities, Inc.

CONSOLIDATED INCOME STATEMENT

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
	(Millions of Dollars)
OPERATING REVENUES
Electric	$122	$120	$242	$233
Gas	34	36	127	124
TOTAL OPERATING REVENUES	156	156	369	357
OPERATING EXPENSES
Purchased power	61	66	123	122
Gas purchased for resale	20	24	79	80
Other operations and maintenance	42	33	83	66
Depreciation and amortization	8	9	17	17
Taxes, other than income taxes	12	12	25	27
Income taxes	3	3	13	15
TOTAL OPERATING EXPENSES	146	147	340	327
OPERATING INCOME	10	9	29	30
OTHER INCOME (DEDUCTIONS)
Other income	—	1	—	2
Other deductions	—	(2)	—	(2)
TOTAL OTHER INCOME (DEDUCTIONS)	—	(1)	—	—
INTEREST EXPENSE
Interest on long-term debt	5	5	9	10
Other interest	—	—	—	1
NET INTEREST EXPENSE	5	5	9	11
NET INCOME FOR COMMON STOCK	$5	$3	$20	$19

The accompanying notes are an integral part of these financial statements.

Orange and Rockland Utilities, Inc.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
	(Millions of Dollars)
NET INCOME FOR COMMON STOCK	$5	$3	$20	$19
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES
Minimum pension liability adjustments, net of ($1) taxes in 2004	—	—	(1)	—
Unrealized gains (losses) on derivatives qualified as hedges, net of $1, $0, $1 and $0 taxes in 2004 and 2003, respectively	3	(1)	2	—
Less: Reclassification adjustment for gains included in net income, net of $1, $0, $1, $0 taxes in 2004 and 2003, respectively	1	(1)	1	—
TOTAL OTHER COMPREHENSIVE INCOME, NET OF TAXES	2	—	—	—
COMPREHENSIVE INCOME	$7	$3	$20	$19

The accompanying notes are an integral part of these financial statements.

Orange and Rockland Utilities, Inc.

CONSOLIDATED STATEMENT OF COMMON SHAREHOLDER’S EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003

(MILLIONS OF DOLLARS/EXCEPT SHARE DATA)

(UNAUDITED)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total
	Shares	Amount
BALANCE AS OF DECEMBER 31, 2002	1,000	$—	$194	$169	$(15)	$348

Net income for common stock				16		16
Common stock dividend to parent				(7)		(7)
BALANCE AS OF MARCH 31, 2003	1,000	$—	$194	$178	$(15)	$357

Net income for common stock				3		3
Common stock dividend to parent				(7)		(7)
BALANCE AS OF JUNE 30, 2003	1,000	$—	$194	$174	$(15)	$353

BALANCE AS OF DECEMBER 31, 2003	1,000	$—	$194	$186	$(10)	$370

Net income for common stock				15		15
Common stock dividend to parent				(7)		(7)
Other comprehensive loss					(2)	(2)
BALANCE AS OF MARCH 31, 2004	1,000	$—	$194	$194	$(12)	$376

Net income for common stock				5		5
Common stock dividend to parent				(7)		(7)
Other comprehensive income					2	2
BALANCE AS OF JUNE 30, 2004	1,000	$—	$194	$192	$(10)	$376

The accompanying notes are an integral part of these financial statements.

Orange and Rockland Utilities, Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2004	2003
	(Millions of Dollars)
OPERATING ACTIVITIES
Net income for common stock	$20	$19
PRINCIPAL NON-CASH CHARGES (CREDITS) TO INCOME
Depreciation and amortization	17	17
Deferred income taxes	(10)	1
Gain on non-utility property	—	(1)
Other non-cash credit (net)	(1)	(1)
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable - customers, less allowance for uncollectibles	2	(11)
Accounts receivable from affiliated companies	(10)	13
Materials and supplies, including gas in storage	(4)	(5)
Prepayments, other receivables and other current assets	(6)	(5)
Recoverable energy costs	21	—
Accounts payable	(11)	(8)
Accounts payable to affiliated companies	(3)	(16)
Pensions and retiree benefits	17	13
Accrued taxes	5	2
Accrued interest	(1)	—
Deferred charges and other regulatory assets	(19)	(9)
Deferred credits and regulatory liabilities	(1)	(3)
Other assets	1	2
Other liabilities	31	7
NET CASH FLOWS FROM OPERATING ACTIVITIES	48	15
INVESTING ACTIVITIES
Utility construction expenditures	(34)	(24)
Cost of removal less salvage	(1)	(1)
Proceeds from sale of land	—	2
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(35)	(23)
FINANCING ACTIVITIES
Net proceeds from short-term debt	3	59
Retirement of long-term debt	—	(35)
Common stock dividend to parent	(14)	(14)
NET CASH FLOWS FROM/(USED) IN FINANCING ACTIVITIES	(11)	10
CASH AND TEMPORARY CASH INVESTMENTS:
NET CHANGE FOR THE PERIOD	2	2
BALANCE AT BEGINNING OF PERIOD	9	2
BALANCE AT END OF PERIOD	$11	$4
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$9	$10
Income Taxes	29	15

The accompanying notes are an integral part of these financial statements.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

General

These combined notes accompany and form an integral part of the separate interim consolidated financial statements of each of three separate registrants: Consolidated Edison, Inc. and its subsidiaries (Con Edison); Consolidated Edison Company of New York, Inc. and its subsidiaries (Con Edison of New York); and Orange and Rockland Utilities, Inc. and its subsidiaries (O&R, and together with Con Edison of New York, the “Utilities”). The Utilities are subsidiaries of Con Edison and as such their financial condition and results of operations and cash flows, which are presented separately in their interim consolidated financial statements, are also consolidated, along with those of Con Edison’s unregulated subsidiaries (discussed below), in Con Edison’s interim consolidated financial statements.

As used in this report, the term the “Companies,” refers to each of the three separate registrants: Con Edison, Con Edison of New York and O&R and, except as otherwise noted, the information in these combined notes relates to each of the Companies. However, neither of the Utilities makes any representation as to information relating to Con Edison or the subsidiaries of Con Edison other than itself.

The separate interim consolidated financial statements of each of the Companies are unaudited but, in the opinion of their respective managements, reflect all adjustments (which include only normally recurring adjustments) necessary for a fair presentation of the results for the interim periods presented. The Companies’ separate interim consolidated financial statements should be read together with their separate audited financial statements (including the combined notes thereto) included in Item 8 of their combined Annual Report on Form 10-K for the year ended December 31, 2003 (the Form 10-K). Certain prior period amounts have been reclassified to conform with the current period presentation. Results for interim periods are not necessarily indicative of results for the entire fiscal year.

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

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note A - Earnings Per Common Share

Reference is made to “Earnings per Share” in Note A to the financial statements included in Item 8 of the Form 10-K. For the three and six months ended June 30, 2004 and 2003, respectively, Con Edison’s basic and diluted EPS are calculated as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Millions of Dollars, except per share amounts/Shares in Millions)	2004	2003	2004	2003
Net income for common stock	$86	$66	$241	$220
Average number of shares outstanding - Basic	234	219	231	217
Add: Incremental shares attributable to effect of potentially dilutive securities	1	1	1	1
Average number of shares outstanding - Diluted	235	220	232	218
EARNINGS PER COMMON SHARE - BASIC	$0.37	$0.29	$1.05	$1.01
EARNINGS PER COMMON SHARE - DILUTED	$0.37	$0.29	$1.04	$1.01

Stock options to purchase 8.0 million and 7.3 million Con Edison common shares for the three months ended June 30, 2004 and 2003, respectively, and 7.9 million and 7.3 million common shares for the six months ended June 30, 2004 and 2003, respectively, were not included in the respective period’s computation of diluted earnings per share because the exercise prices of the options were greater than the average closing market price of the common shares during the respective periods.

Note B - Stock-Based Compensation

Reference is made to “Stock-Based Compensation” in Note A to the financial statements in Item 8 of the Form 10-K. The following tables illustrate the effect on net income and earnings per share for the three and six months ended June 30, 2004 and 2003, respectively, if the Companies had applied fair value recognition provisions for purposes of recognizing stock-based compensation expense:

	For the Three Months Ended June 30,
	Con Edison*		Con Edison of New York		O&R
(Millions of Dollars, except per share amounts/Shares in Millions)	2004	2003	2004	2003	2004	2003
Net income for common stock, as reported	$86	$66	$89	$65	$5	$3
Add: Stock-based compensation expense included in reported net income, net of related tax effects	2	1	1	1	—	—
Deduct: Total stock-based compensation expense determined under fair value method for all awards, net of related tax effects	3	3	2	2	—	—
Pro forma net income for common stock	$85	$64	$88	$64	$5	$3
Average number of shares outstanding - Basic	234	219
Add: Incremental shares attributable to effect of dilutive securities	1	1
Average number of shares outstanding - Diluted	235	220
Earnings per share:
Basic - as reported	$0.37	$0.29
Basic - pro forma	$0.36	$0.29
Diluted - as reported	$0.37	$0.29
Diluted - pro forma	$0.36	$0.29
*	Represents the consolidated financial results of Con Edison and all of its subsidiaries.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

	For the Six Months Ended June 30,
	Con Edison*		Con Edison of New York		O&R
(Millions of Dollars, except per share amounts/Shares in Millions)	2004	2003	2004	2003	2004	2003
Net income for common stock, as reported	$241	$220	$241	$203	$20	$19
Add: Stock-based compensation expense included in reported net income, net of related tax effects	3	2	2	2	—	—
Deduct: Total stock-based compensation expense determined under fair value method for all awards, net of related tax effects	4	5	4	4	—	—
Pro forma net income for common stock	$240	$217	$239	$201	$20	$19
Average number of shares outstanding - Basic	231	217
Add: Incremental shares attributable to effect of dilutive securities	1	1
Average number of shares outstanding - Diluted	232	218
Earnings per share:
Basic - as reported	$1.05	$1.01
Basic - pro forma	$1.04	$1.00
Diluted - as reported	$1.04	$1.01
Diluted - pro forma	$1.04	$1.00
*	Represents the consolidated financial results of Con Edison and all of its subsidiaries.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note C - Regulatory Matters

Reference is made to “Accounting Policies” in Note A and “Rate and Restructuring Agreements” in Note B to the financial statements in Item 8 of the Form 10-K.

Regulatory assets and liabilities at June 30, 2004 and December 31, 2003 were comprised of the following items:

	Con Edison		Con Edison of New York		O&R
(Millions of Dollars)	2004	2003	2004	2003	2004	2003
Regulatory assets
Future federal income tax	$651	$629	$609	$589	$42	$40
Recoverable energy costs	307	264	225	176	82	88
Deferred environmental remediation costs	174	155	120	116	54	39
Sale costs - First Avenue properties	164	157	164	157	—	—
Sale of nuclear generating plant	135	159	135	159	—	—
World Trade Center restoration costs	85	68	85	68	—	—
Property tax reconciliation	76	41	76	41	—	—
Deferred retirement program costs	75	77	31	33	44	44
Deferred revenue taxes	53	48	52	45	1	3
Workers’ compensation	48	51	48	51	—	—
Deferred electric interference costs	44	—	44	—	—	—
Deferred unbilled gas revenue	44	44	44	44	—	—
Deferred asbestos-related costs	39	39	38	38	1	1
NYS tax law changes	25	23	25	23	—	—
Collection agent deferral	22	—	22	—	—	—
Divestiture - capacity replacement reconciliation	10	16	10	16	—	—
Other	121	90	110	84	11	6
Total Regulatory Assets	$2,073	$1,861	$1,838	$1,640	$235	$221
Regulatory liabilities
Allowance for cost of removal less salvage	$751	$777	$695	$721	$56	$56
Transmission congestion contracts	382	284	382	284	—	—
NYISO reconciliation	140	134	140	134	—	—
Gain on divestiture	56	56	55	55	1	1
Deposit from sale of First Avenue properties	50	50	50	50	—	—
Electric excess earnings	50	49	50	49	—	—
DC service incentive	37	38	37	38	—	—
Refundable energy costs	36	21	—	—	36	21
Gas rate plan - World Trade Center recovery	36	36	36	36	—	—
Federal income tax refund	29	29	29	29	—	—
Gas interruptible sales credits	27	26	27	26	—	—
Accrued electric rate reduction	25	33	25	32	—	1
NYS tax law changes	19	18	19	18	—	—
Excess dividends tax	19	—	19	—	—	—
Steam special franchise tax	13	10	13	10	—	—
Gas interference - cost sharing	11	10	11	10	—	—
World Trade Center straight time labor	9	—	9	—	—	—
Natural gas refunds	4	9	4	9	—	—
Other	187	153	157	137	30	16
Total Regulatory Liabilities	$1,881	$1,733	$1,758	$1,638	$123	$95

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

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

In May 2004, Con Edison of New York entered into a Joint Proposal with the staff of the PSC and other parties with respect to the rates the company can charge its customers for gas and steam services. The Joint Proposal is subject to PSC approval. The Joint Proposal, as it relates to the company’s gas business, covers the three-year period from October 1, 2004 through September 30, 2007, and provides that the PSC may select one of two alternatives for increases in gas base rates (which from the company’s perspective are economically equivalent): (A) increases of $28.7 million, $18.4 million and $18.3 million, effective October 1, 2004, 2005 and 2006, respectively, or (B) an increase of $46.8 million, effective October 1, 2004, with deferral accounting to be used to allocate the income statement effect of the increase over the term of the agreement. The gas rate increases shown above are net of $17.5 million (pre-tax) the company agreed to apply for customer benefit to resolve various issues, for which the company will recognize a charge upon approval of the Joint Proposal. In addition to these rate increases, the company will retain the first $35 million of net revenues from non-firm customer transactions for each year of the rate plan.

The Joint Proposal, as it relates to the company’s steam business, covers the two-year period from October 1, 2004 through September 30, 2006, and provides for increases in steam base rates of $49.6 million, effective October 1, 2004, and $27.4 million effective, October 1, 2005. The steam rate increases shown above are net of $6.2 million (pre-tax) the company agreed to apply for customer benefit to resolve various issues, for which the company will recognize a charge upon approval of the Joint Proposal.

Additional provisions of the Joint Proposal include: earnings in excess of an 11.75 percent return on equity (based upon the actual average equity ratio, subject to a maximum equity ratio of 50 percent of capitalization) would be shared equally with customers; pension and other post-employment benefit costs allocable to gas and steam businesses are to be reconciled to the amounts for such costs reflected in rates, with the difference deferred as a regulatory asset or liability, as the case may be, for future recovery from or refund to customers; opportunities to retain for shareholders a percentage of annual gas net revenues from non-firm customer transactions (20 percent of revenues between $35 million and

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

$50 million, 25 percent between $50 million and $70 million and 10 percent over $70 million), and to earn an incentive of up to $8.5 million depending upon the number of customers that migrate to retail access; continuation of provisions for the recovery from customers on a current basis of the cost of purchased gas, steam and fuel and for the recovery of environmental remediation expenses; continuation of provisions pursuant to which the effects of weather on gas income are moderated; and continuation of the deferral as a regulatory asset or liability, subject to certain limitations, of differences between actual costs and amounts reflected in rates for property taxes and the cost of moving facilities to avoid interfering with governmental projects (interference costs).

In July 2004, the New Jersey Board of Public Utility Commissioners (Board) approved the Phase II petition of O&R’s New Jersey utility subsidiary, Rockland Electric (RECO), to increase base rates annually by $2.7 million (2.0% increase), effective August 1, 2004. The Phase II proceeding addressed the recovery of certain costs not included in RECO’s last base rate change, which was effective August 1, 2003. The Phase II decision provides for the recovery of carrying costs for the Upper Saddle River and Darlington substation projects and specified additional reliability programs. Also in July 2004, a special purpose entity formed by RECO (which will be included in RECO’s consolidated financial statements) issued $46.3 million of 5.22% Transition Bonds and used the proceeds thereof to purchase from RECO the right to be paid a Transition Bond Charge (TBC) by its customers relating to certain costs incurred to provide basic generation service to customers. The TBC replaces a Transition Recovery Charge (TRC), a temporary surcharge put in place effective August 1, 2003. The TBC rate will be lower than the TRC, effectively offsetting the impact of the Phase II base rate increase on customer bills.

Note D - Environmental Matters

Superfund Sites

Hazardous substances, such as asbestos, polychlorinated biphenyls (PCBs) and coal tar, have been used or generated in the course of operations of the Utilities and their predecessors and are present at sites and in facilities and equipment they currently or previously owned, including sites at which gas was manufactured or stored.

The Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 and similar state statutes (Superfund) impose joint and several liability, regardless of fault, upon generators of hazardous substances. The liability includes the costs of investigation and remediation (which includes costs of demolition, removal, disposal, storage, replacement, containment and monitoring) and environmental damages. Liability under these laws can be material and may be imposed for contamination from past acts, even though such past acts may have been lawful at the time they occurred. The sites at which the Utilities have been asserted to have liability under these laws, including their manufactured gas sites, are referred to herein as “Superfund Sites.”

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

For Superfund Sites where there are other potentially responsible parties and the Utilities are not managing the site investigation and remediation, the accrued liability represents an estimate of the amount the Utilities will need to pay to discharge their related obligations. For Superfund Sites (including the manufactured gas sites) for which one of the Utilities is managing the investigation and remediation, the accrued liability represents an estimate of the Utilities’ undiscounted cost to investigate the sites and, for sites that have been investigated in whole or in part, the Utilities’ cost to remediate the sites in light of the information available, applicable remediation standards and experience with similar sites.

For the three and six months ended June 30, 2004, Con Edison of New York incurred approximately $10 million and $15 million, respectively, for environmental remediation costs; O&R incurred approximately $1 million in each period. No insurance recoveries were received during the six months ended June 30, 2004.

The accrued liabilities and regulatory assets related to Superfund Sites for the Companies at June 30, 2004 and December 31, 2003 were as follows:

	Con Edison		Con Edison of New York		O&R
(Millions of Dollars)	2004	2003	2004	2003	2004	2003
Accrued liabilities:
Manufactured gas plant sites	$150	$145	$97	$106	$53	$39
Other Superfund Sites	50	48	49	47	1	1
Total	$200	$193	$146	$153	$54	$40
Regulatory assets	$174	$155	$120	$116	$54	$39

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

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

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

In addition, certain current and former employees have claimed or are claiming workers’ compensation benefits based on alleged disability from exposure to asbestos. Con Edison of New York is permitted under its current rate agreements to defer as regulatory assets (for subsequent recovery through rates) liabilities incurred for its asbestos lawsuits and workers’ compensation claims. O&R defers as regulatory assets (for subsequent recovery through rates), liabilities incurred for asbestos claims by employees relating to its divested generating plants.

The accrued liabilities for asbestos suits and workers’ compensation proceedings (including those related to asbestos exposure) and the amounts deferred as regulatory assets for the Companies at June 30, 2004 and December 31, 2003 were as follows:

	Con Edison		Con Edison of New York		O&R
(Millions of Dollars)	2004	2003	2004	2003	2004	2003
Accrued liability - asbestos	$39	$39	$38	$38	$1	$1
Regulatory assets - asbestos suits	$39	$39	$38	$38	$1	$1
Accrued liability - workers’ compensation	$123	$126	$118	$122	$5	$4
Regulatory assets - workers’ compensation	$48	$51	$48	$51	$—	$—

Note E - Northeast Utilities Litigation

In March 2001, Con Edison commenced an action in the United States District Court for the Southern District of New York (the District Court), entitled Consolidated Edison, Inc. v. Northeast Utilities (the First Federal Proceeding), seeking a declaratory judgment that Northeast Utilities has failed to meet certain conditions precedent to Con Edison’s obligation to complete its acquisition of Northeast Utilities pursuant to their agreement and plan of merger, dated as of October 13, 1999, as amended and restated as of January 11, 2000 (the merger agreement). In May 2001, Con Edison

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

amended its complaint. As amended, Con Edison’s complaint seeks, among other things, recovery of damages sustained by it as a result of the material breach of the merger agreement by Northeast Utilities, the District Court’s declaration that under the merger agreement Con Edison has no further or continuing obligations to Northeast Utilities and that Northeast Utilities has no further or continuing rights against Con Edison.

In June 2001, Northeast Utilities withdrew the separate action it commenced in March 2001 in the same court and filed as a counter-claim in the First Federal Proceeding its claim that Con Edison materially breached the merger agreement and that, as a result, Northeast Utilities and its shareholders have suffered substantial damages, including the difference between the consideration to be paid to Northeast Utilities’ shareholders pursuant to the merger agreement and the market value of Northeast Utilities common stock (the so-called “lost premium” claim), expenditures in connection with regulatory approvals and lost business opportunities. Pursuant to the merger agreement, Con Edison agreed to acquire Northeast Utilities for $26.00 per share (an estimated aggregate of not more than $3.9 billion) plus $0.0034 per share for each day after August 5, 2000 through the day prior to the completion of the transaction, payable 50 percent in cash and 50 percent in stock.

In March 2003, the District Court ruled on certain motions filed by Con Edison and Northeast Utilities in the First Federal Proceeding. The District Court ruled that Con Edison’s claim against Northeast Utilities for hundreds of millions of dollars for breach of the merger agreement, as well as Con Edison’s claim that Northeast Utilities underwent a material adverse change, will go to trial. The District Court also dismissed Con Edison’s fraud and misrepresentation claims. In addition, the District Court ruled that Northeast Utilities’ shareholders were intended third-party beneficiaries of the merger agreement and the alleged $1.2 billion lost premium claim against Con Edison would go to trial.

In May 2003, a lawsuit by a purported class of Northeast Utilities’ shareholders, entitled Rimkoski, et al. v. Consolidated Edison, Inc., was filed in New York County Supreme Court (the State Proceeding) alleging breach of the merger agreement. The complaint defined the putative class as holders of Northeast Utilities’ common stock on March 5, 2001, and alleged that the class members were intended third party beneficiaries of the merger agreement. The complaint sought damages believed to be substantially duplicative of those sought by Northeast Utilities on behalf of its shareholders in the First Federal Proceeding. In December 2003, the District Court granted Rimkoski’s motion to intervene in the First Federal Proceeding and, in February 2004, the State Proceeding was dismissed without prejudice. In January 2004, Rimkoski filed a motion in the First Federal Proceeding to certify his action as a class action on behalf of all holders of Northeast Utilities’ common stock on March 5, 2001 and to appoint Rimkoski as class representative. The motion is pending.

In May 2004, the District Court ruled that the Northeast Utilities’ shareholders who may pursue the lost premium claim against Con Edison are the holders of Northeast Utilities’ common stock on

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

March 5, 2001 and the District Court dismissed Northeast Utilities’ lost premium claim. The District Court certified its ruling regarding the lost premium claim for interlocutory appeal to the United States Court of Appeals for the Second Circuit (the Court of Appeals), and in June 2004 Northeast Utilities filed its motion for leave to appeal the issue to the Court of Appeals. The District Court further certified for interlocutory appeal its March 2003 determination that Northeast Utilities’ shareholders are intended third-party beneficiaries under the merger agreement, and in June 2004 Con Edison filed its motion for leave to appeal the issue to the Court of Appeals. The motions are pending.

In May 2004, the District Court dismissed the lawsuit that was commenced in October 2003 by a purported class of Northeast Utilities’ shareholders, entitled Siegel et al. v. Consolidated Edison, Inc. (the Second Federal Proceeding). The Second Federal Proceeding had sought unspecified injunctive relief and damages believed to be substantially duplicative of the damages sought from Con Edison in the First Federal Proceeding. A motion by the plaintiffs in the Second Federal Proceeding to intervene in the First Federal Proceeding is pending.

Con Edison believes that Northeast Utilities materially breached the merger agreement, and that Con Edison did not materially breach the merger agreement. Con Edison believes it was not obligated to acquire Northeast Utilities because Northeast Utilities did not meet the merger agreement’s conditions that Northeast Utilities perform all of its obligations under the merger agreement. Those obligations include the obligation that it carry on its businesses in the ordinary course consistent with past practice; that the representations and warranties made by it in the merger agreement were true and correct when made and remain true and correct; and that there be no material adverse change with respect to Northeast Utilities.

Con Edison is unable to predict whether or not any Northeast Utilities related lawsuits or other actions will have a material adverse effect on Con Edison’s financial position, results of operations or liquidity.

Note F - East 11th Street Accident

In January 2004, a woman died when she came into contact with the metal frame of a Con Edison of New York service box that had been installed in a New York City street. The frame was energized by a low voltage cable. Upon an investigation, it was learned that in January 2003 the cable was repaired by the company in a manner that varied from its written procedures. Following this accident, the company tested for stray voltage all the underground structures (transformer vaults, manholes and service boxes) on its electric distribution and transmission system. The company also tested municipally owned street light poles supplied directly from the company’s distribution system. The company corrected any stray voltage found at the locations where voltage was measured. The company has committed to conduct annual stray voltage testing of the underground structures on its electric distribution system.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

In February 2004, the PSC instituted a proceeding as to whether Con Edison of New York violated the safety requirements of the New York Public Service Law and ordered the company to show cause why the PSC should not commence an action seeking penalties from the company. The PSC also instituted a proceeding to examine the safety of the company’s electric transmission and distribution systems and ordered the company to complete testing for stray voltage and any related repair of facilities in the company’s service area.

In July 2004, the PSC proposed rules to require that all New York State electric utilities establish formal safety and reliability testing and inspection programs based on requirements to be established by the PSC. The proposal includes a provision requiring Con Edison of New York to complete certain street light maintenance within three months of the adoption of the proposed rules.

The Utilities believe that their utility systems are safe and reliable. The Companies, however, are unable to predict whether or not any proceedings or other actions relating to this accident will have a material adverse effect on their financial condition, results of operations or liquidity.

Note G - Other Material Contingencies

Lease In/Lease Out Transactions

As part of a broad initiative, the Internal Revenue Service is reviewing certain categories of transactions. Among these are transactions in which a taxpayer leases property and then immediately subleases it back to the lessor (termed “Lease In/Lease Out,” or LILO transactions). In 1997 and 1999, Con Edison’s unregulated subsidiaries invested $93 million in two LILO transactions, involving gas distribution and electric generating facilities in the Netherlands, which represented approximately 36 percent of the purchase price; the remaining 64 percent or $166 million was furnished by third-party financing in the form of long-term debt that provides no recourse against the subsidiaries and is secured by the assets. At June 30, 2004, the company’s investment of $209 million in these leveraged leases net of deferred tax liabilities of $154 million amounted to $55 million, which was included at cost on Con Edison’s consolidated balance sheet. On audit, the Internal Revenue Service has proposed that the tax losses recognized in connection with the 1997 LILO transaction be disallowed for the tax year 1997. Con Edison believes its position is correct and is currently appealing the auditors’ proposal within the Internal Revenue Service. The estimated total tax savings from the two LILO transactions during the tax years 1997 through 2003, in the aggregate, was $100 million.

Collection Agent Termination

In April 2004, Con Edison of New York terminated arrangements with a collection agent, which also processed payments for other large corporations and governmental agencies. The New York State Banking Department has suspended the license of the collection agent. In addition, the collection agent has consented to an involuntary bankruptcy proceeding commenced against it by a group of its unsecured creditors.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

The collection agent has not forwarded to the company an estimated $22 million of payments it received from the company’s customers. The company is continuing to review the matter and the possible recovery of these payments from the bankrupt’s estate, insurance or other sources.

In April 2004, the company reflected the possible loss of these payments on its balance sheet and recorded an offsetting regulatory asset. The company filed a petition with the PSC in connection with this matter.

The company offers its customers a number of ways to pay their bills, including by mail, direct payment, internet, telephone or at company customer service walk-in centers and other collection agents.

Note H - Derivative Instruments and Hedging Activities

Reference is made to Note P to the financial statements in Item 8 of the Form 10-K.

Energy Price Hedging

Con Edison’s subsidiaries hedge market price fluctuations associated with physical purchases and sales of electricity and natural gas by using derivative instruments including futures, options, forwards, basis swaps, transmission congestion contracts and financial transmission rights contracts. The fair values of these hedges at June 30, 2004 and December 31, 2003 were as follows:

	Con Edison			Con Edison of New York		O&R
(Millions of Dollars)	2004	2003		2004	2003	2004	2003
Fair value of net assets	$74	$33	*	$26	$15	$16	$5
*	The fair value at December 31, 2003 includes net assets previously classified as energy trading contracts.

Cash Flow Hedges

Con Edison’s subsidiaries designate a portion of derivative instruments as cash flow hedges under Statement of Financial Accounting Standards (SFAS) No. 133.

The following table presents selected information related to these cash flow hedges included in accumulated OCI at June 30, 2004:

	Maximum Term			Accumulated Other Comprehensive Income/ (Loss) Net of Tax			Portion Expected to be Reclassified to Earnings during the Next 12 Months
(Term in Months/ Millions of Dollars)	Con Edison	Con Edison of New York	O&R	Con Edison	Con Edison of New York	O&R	Con Edison	Con Edison of New York	O&R
Energy Price Hedges	30	18	6	$17	$1	$—	$14	$1	$—

The actual amounts that will be reclassified to earnings may vary from the expected amounts presented above as a result of changes in market prices. The effect of reclassification from accumulated OCI to earnings will generally be offset by the recognition of the hedged transaction in earnings.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

The unrealized pre-tax net gains and losses relating to hedge ineffectiveness of these cash flow hedges that were recognized in net earnings for the three and six month periods ended June 30, 2004 and 2003, respectively, were immaterial to the results of operations of the Companies for those periods.

Other Derivatives

The Companies enter into certain derivative instruments that do not qualify or are not designated as hedges under SFAS No. 133. However, management believes these instruments represent economic hedges that mitigate exposure to fluctuations in commodity prices. The Utilities, with limited exceptions, recover all gains and losses on these instruments. See “Recoverable Energy Costs” in Note A to the financial statements in Item 8 of the Form 10-K. Con Edison’s unregulated subsidiaries record unrealized gains and losses on these derivative contracts in earnings in the reporting period in which they occur. For the three months ended June 30, 2004 and 2003, unrealized losses on these contracts were $1 million and $9 million, respectively. For the six months ended June 30, 2004 and 2003, unrealized losses of $1 million and $6 million, respectively, were recorded. In 2003, most of these contracts were previously classified as energy trading.

Interest Rate Hedging

Con Edison’s subsidiaries use interest rate swaps to manage interest rate exposure associated with debt. The fair values of these interest rate swaps at June 30, 2004 and December 31, 2003 were as follows:

	Con Edison		Con Edison of New York		O&R
(Millions of Dollars)	2004	2003	2004	2003	2004	2003
Fair value of interest rate swaps	$(22)	$(23)	$(3)	$ 1	$(15)	$(17)

Con Edison of New York’s swap (related to $225 million of tax-exempt debt) is designated as a fair value hedge and qualifies for “short-cut” hedge accounting under SFAS No. 133.

Con Edison Development and O&R’s swaps are designated as cash flow hedges under SFAS No. 133. See “Interest Rate Hedging” in Note P to the financial statements in Item 8 of the Form 10-K for the contractual components of the interest rate swaps accounted for as cash flow hedges.

The following table presents selected information related to these cash flow hedges included in accumulated OCI at June 30, 2004:

	Accumulated Other Comprehensive Income/(Loss) Net of Tax		Portion Expected to be Reclassified to Earnings during the Next 12 Months
(Millions of Dollars)	Con Edison	O&R	Con Edison	O&R
Interest Rate Swaps	$(11)	$(9)	$(3)	$(1)

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

The actual amounts that will be reclassified may vary from the expected amounts presented above as a result of changes in interest rates. Since these costs are recovered in rates the reclassification has no impact on O&R’s results of operations.

Note I - Financial Information By Business Segment

Reference is made to Note O to the financial statements in Item 8 of Form 10-K.

The financial data for the business segments are as follows:

	For the Three Months Ended June 30,
	Operating Revenues		Intersegment Revenues		Depreciation and Amortization		Operating Income
(Millions of Dollars)	2004	2003	2004	2003	2004	2003	2004	2003
Con Edison of New York
Electric	$1,409	$1,441	$2	$3	$95	$91	$153	$139
Gas	249	290	1	1	19	18	20	23
Steam	93	97	1	—	5	5	(5)	(11)
Total Con Edison of New York	$1,751	$1,828	$4	$4	$119	$114	$168	$151
O&R
Electric	$122	$120	$—	$—	$6	$7	$10	$8
Gas	34	36	—	—	2	2	—	1
Total O&R	$156	$156	$—	$—	$8	$9	$10	$9
Unregulated Subsidiaries	$262	$192	$—	$—	$11	$7	$5	$4
Other	—	—	(4)	(4)	—	—	(1)	—
Total Con Edison	$2,169	$2,176	$—	$—	$138	$130	$182	$164

	For the Six Months Ended June 30,
	Operating Revenues		Intersegment Revenues		Depreciation and Amortization		Operating Income
(Millions of Dollars)	2004	2003	2004	2003	2004	2003	2004	2003
Con Edison of New York
Electric	$2,829	$2,821	$5	$5	$189	$182	$267	$240
Gas	801	823	2	1	37	36	98	107
Steam	327	334	1	1	10	9	32	33
Total Con Edison of New York	$3,957	$3,978	$8	$7	$236	$227	$397	$380
O&R
Electric	$242	$233	$—	$—	$12	$13	$19	$19
Gas	127	124	—	—	5	4	10	11
Total O&R	$369	$357	$—	$—	$17	$17	$29	$30
Unregulated Subsidiaries	$528	$412	$—	$—	$22	$14	$10	$10
Other	—	(1)	(8)	(7)	—	—	1	—
Total Con Edison	$4,854	$4,746	$—	$—	$275	$258	$437	$420

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note J - Guarantees

Con Edison and its unregulated subsidiaries enter into various agreements providing financial or performance assurance primarily to third parties on behalf of their subsidiaries. In addition, a Con Edison Development subsidiary has issued guarantees on behalf of entities in which it has an equity interest. Con Edison’s guarantees had maximum limits totaling $894 million at June 30, 2004 of which $301 million were outstanding.

The following table summarizes, by type and term, the total maximum amount of guarantees:

	Maximum Amount
Guarantee Type	0-3 years	4-10 years	> 10 years	Total
	(Millions of Dollars)
Commodity transactions	$608	$35	$120	$763
Affordable housing program	—	45	—	45
Intra-company guarantees	5	—	47	52
Other guarantees	14	10	10	34
TOTAL	$627	$90	$177	$894

For a description of guarantee types, see Note S to the financial statements in Item 8 of the Form 10-K.

Note K - Related Party Transactions

Reference is made to Notes A and U to the Utilities’ financial statements in Item 8 of the Form 10-K.

The costs of administrative and other services provided by Con Edison of New York and O&R to, and received from, Con Edison and its subsidiaries for the three and six months ended June 30, 2004 and 2003 were as follows:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	Con Edison of New York		O&R		Con Edison of New York		O&R
(Millions of Dollars)	2004	2003	2004	2003	2004	2003	2004	2003
Costs of Services Provided	$14	$9	$4	$4	$26	$17	$7	$7
Costs of Services Received	$11	$7	$6	$5	$19	$13	$11	$9

In addition, O&R purchased from Con Edison of New York $36 million and $35 million of natural gas for the three months ended June 30, 2004 and 2003, respectively, and $65 million and $87 million for the six month period, respectively. O&R purchased from Con Edison of New York $4 million and $5 million of electricity for the three and six months ended June 30, 2003, respectively. O&R also purchased from Con Edison Energy $3 million and $7 million of electricity for its New Jersey regulated subsidiary, for the three and six months ended June 30, 2004, respectively, pursuant to a statewide energy auction.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

In December 2003, the FERC authorized Con Edison of New York to lend funds to O&R, for periods of not more than 12 months, in amounts not to exceed $150 million outstanding at any time, at prevailing market rates. O&R has not borrowed any funds from Con Edison of New York.

Note L - Pension Benefits

Reference is made to Note E to the financial statements in Item 8 of the Form 10-K.

Net Periodic Benefit Cost

The components of the Companies’ net periodic benefit costs for the three and six months ended June 30, 2004 and 2003 were as follows:

	Three Months Ended June 30,
	Con Edison		Con Edison of New York		O&R
(Millions of Dollars)	2004	2003	2004	2003	2004	2003
Service cost - including administrative expenses	$25	$18	$23	$16	$2	$2
Interest cost on projected benefit obligation	104	75	98	69	6	6
Expected return on plan assets	(162)	(116)	(157)	(110)	(5)	(6)
Amortization of net actuarial (gain)/loss	(9)	(15)	(12)	(18)	3	3
Amortization of prior service costs	3	3	3	3	—	—
NET PERIODIC BENEFIT COST	$(39)	$(35)	$(45)	$(40)	$6	$5
Amortization of regulatory asset*	1	1	1	1	—	—
TOTAL PERIODIC BENEFIT COST	$(38)	$(34)	$(44)	$(39)	$6	$5
Less: Cost capitalized/deferred	(13)	(7)	(15)	(12)	2	5
Cost (credited)/charged to operating expenses	$(25)	$(27)	$(29)	$(27)	$4	$—

*	Relates to increases in Con Edison of New York’s pension obligations of $33 million from a 1993 special retirement program and $45 million from a 1999 special retirement program.

	Six Months Ended June 30,
	Con Edison		Con Edison of New York		O&R
(Millions of Dollars)	2004	2003	2004	2003	2004	2003
Service cost - including administrative expenses	$52	$37	$48	$33	$4	$4
Interest cost on projected benefit obligation	207	150	194	137	13	13
Expected return on plan assets	(325)	(232)	(314)	(220)	(11)	(12)
Amortization of net actuarial (gain)/loss	(19)	(31)	(25)	(36)	6	5
Amortization of prior service costs	6	5	6	5	—	—
NET PERIODIC BENEFIT COST	$(79)	$(71)	$(91)	$(81)	$12	$10
Amortization of regulatory asset*	2	2	2	2	—	—
TOTAL PERIODIC BENEFIT COST	$(77)	$(69)	$(89)	$(79)	$12	$10
Less: Cost capitalized/deferred	(23)	(13)	(26)	(22)	3	9
Cost (credited)/charged to operating expenses	$(54)	$(56)	$(63)	$(57)	$9	$1

*	Relates to increases in Con Edison of New York’s pension obligations of $33 million from a 1993 special retirement program and $45 million from a 1999 special retirement program.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Contributions

The Companies’ policy is to fund their accounting costs to the extent that it is tax deductible. Con Edison is not required under funding regulations and tax laws to make any contributions to the pension plan for the 2004 and 2003 plan years. The following table summarizes the expected and actual discretionary contributions to the plan for the 2004 and 2003 plan years:

	Plan Year
(Millions of Dollars)	(Estimate) 2004	2003
Con Edison of New York	$—	$—
O&R	22	18
Unregulated subsidiaries	1	2
Con Edison	$23	$20

Note M - Other Postretirement Benefits

Reference is made to Note F to the financial statements in Item 8 of the Form 10-K.

Net Periodic Benefit Cost

The components of the Companies’ net periodic other postretirement benefit costs for the three and six months ended June 30, 2004 and 2003 were as follows:

	Three Months Ended June 30,
	Con Edison		Con Edison of New York		O&R
(Millions of Dollars)	2004	2003	2004	2003	2004	2003
Service cost	$2	$—	$2	$—	$—	$—
Interest cost on accumulated other postretirement benefit obligation	16	8	14	6	2	2
Expected return on plan assets	(19)	(7)	(18)	(6)	(1)	(1)
Amortization of net actuarial loss	7	6	5	4	2	2
Amortization of prior service costs	(4)	(1)	(4)	(1)	—	—
Amortization of transition obligation	1	1	1	1	—	—
NET PERIODIC OTHER POSTRETIREMENT BENEFIT COST	$3	$7	$—	$4	$3	$3
Less: Cost capitalized/deferred	2	3	—	1	2	2
Cost charged to operating expenses	$1	$4	$—	$3	$1	$1

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

	Six Months Ended June 30,
	Con Edison		Con Edison of New York		O&R
(Millions of Dollars)	2004	2003	2004	2003	2004	2003
Service cost	$5	$2	$4	$1	$1	$1
Interest cost on accumulated other postretirement benefit obligation	37	16	33	12	4	4
Expected return on plan assets	(39)	(14)	(37)	(12)	(2)	(2)
Amortization of net actuarial loss	20	10	17	7	3	3
Amortization of prior service costs	(7)	(2)	(7)	(2)	—	—
Amortization of transition obligation	2	1	2	1	—	—
NET PERIODIC OTHER POSTRETIREMENT BENEFIT COST	$18	$13	$12	$7	$6	$6
Less: Cost capitalized/deferred	6	6	3	2	3	4
Cost charged to operating expenses	$12	$7	$9	$5	$3	$2

To reflect the effect of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 on the plans, other postretirement benefit costs for the full year 2004 will be reduced by $28 million for Con Edison, of which $26 million is for Con Edison of New York and $2 million is for O&R.

Contributions

The following table summarizes the expected and actual contributions to the other postretirement benefit plans for the 2004 and 2003 plan years:

	Plan Year
(Millions of Dollars)	(Estimate) 2004	2003
Con Edison of New York	$23	$38
O&R	8	8
Unregulated subsidiaries	—	1
Con Edison	$31	$47

Note N - Consolidation of Variable Interest Entities

In December 2003, the Financial Accounting Standards Board (FASB) issued a revised Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46R), which addresses the consolidation of variable interest entities (VIEs) by business enterprises that are the primary beneficiaries of such entities (see Note T to the financial statements in Item 8 of the Form 10-K). A VIE is an entity that does not have sufficient equity investment at risk to permit it to finance its activities without additional subordinated financial support, or whose equity investors lack the characteristics of a controlling interest. The primary beneficiary is the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected residual returns, or both.

As discussed in Note I to the financial statements in Item 8 of Form 10-K, Con Edison of New York and O&R have long-term contracts with non-utility generators (NUGs) for electric generating capacity. Assuming performance by the NUGs, the Utilities are obligated over the terms of the

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

contracts (which extend for various periods, up to 2036) to make capacity and other fixed payments, as well as variable payments for energy costs.

Under FIN 46R specific disclosures must be made in situations where a company is unable to obtain sufficient information to apply the Interpretation. Con Edison and Con Edison of New York did not apply FIN 46R to six VIEs because again in the second quarter requests were made of the counterparties, and the information necessary to determine whether Con Edison of New York is the primary beneficiary of the respective entities was not made available. Significant contract terms are listed in the table below:

Entity	Equity Owner	Output (MW)	Under Contract (MW)	Contract Date	Contract Term
Selkirk Unit 2	Selkirk Cogen Partners, L.P.	345	265	Sept. 1994	20 Years
Brooklyn Navy Yard	Brooklyn Navy Yard Cogeneration Partners, L.P.	325	286	Nov. 1996	40 Years
Linden Cogeneration	East Coast Power, L.L.C	755	645	May 1992	25 Years
Indeck Corinth	Indeck Energy Services of Corinth, Inc.	140	128	Jul. 1995	20 Years
Independence	Sithe/Independence Partners, L.P.	1000	740	Nov. 1994	20 Years
Astoria Energy	Astoria Energy L.L.C.	552	500	May 2006*	10 Years
*	Scheduled

The following is a summary of the company’s payments to the six NUGs as described above:

	12 Months Ended December 31,			Three Months Ended June 30,		Six Months Ended June 30,
(Millions of Dollars)	2003	2002	2001	2004	2003	2004	2003
Selkirk Unit 2	$170	$144	$151	$45	$40	$88	$86
Brooklyn Navy Yard	129	102	109	31	31	63	67
Linden Cogeneration	452	345	365	111	112	227	239
Indeck Corinth	91	82	80	26	27	53	51
Independence	127	125	124	32	32	64	63
Astoria Energy	—	—	—	—	—	—	—

Con Edison of New York currently recovers the costs associated with its NUG contracts pursuant to its current electric rate agreement. See “Recoverable Energy Costs” in Note A to the financial statements in Item 8 of the Form 10-K. If capacity and energy are not delivered under the PPAs, Con Edison of New York may be required to purchase power on the open market. However, the company expects that it would be allowed to recover any such replacement costs.

Con Edison Development, a wholly owned subsidiary of Con Edison, owns 80% of Lakewood Cogeneration, LLP (the Partnership), which owns and operates a 237 MW facility located in Lakewood,

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

New Jersey. The facility generates electric power for sale under a 20-year PPA with Jersey Central Power & Light that began on November 8, 1996. The Partnership is the primary beneficiary of the Lakewood facility and, therefore, the company is not required to deconsolidate Lakewood under FIN 46R.

Note O - Lower Manhattan Restoration

Con Edison of New York estimates that it will incur $430 million of costs for emergency response to the September 11, 2001 attack on the World Trade Center, and for resulting temporary and subsequent permanent restoration of electric, gas and steam transmission and distribution facilities damaged in the attack. Most of the costs are expected to be capital in nature. In December 2001, the company filed a petition with the PSC for authorization to defer the costs. The company estimates that $86 million of the costs will be covered by insurance. It expects the PSC to permit recovery from customers of the costs, net of any federal reimbursement, insurance payments and tax savings. In August 2002, Congress appropriated funds for which the company is eligible to apply to recover costs it incurred in connection with the attack. In accordance with the procedural guidelines for disbursement of the federal funds, the company received the first installment of $29 million on October 31, 2003 and submitted its second application for funds in March 2004. The company will submit additional applications when appropriate. At June 30, 2004, the company had capitalized $199 million of such costs as utility plant and deferred $85 million, including interest, as a regulatory asset.

In addition, based upon New York City’s announced plans for improvement projects in lower Manhattan, including a transportation hub, the company anticipates that over the next five to ten years it may incur up to $250 million in incremental costs in lower Manhattan. The company expects that it would recover any such costs from customers through the utility ratemaking process.

Note P - New Financial Accounting Standards

In March 2004, the Emerging Issues Task Force (EITF) reached a consensus, Issue No. 03-1 “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments,” regarding disclosures about unrealized losses on available-for-sale debt and equity securities accounted for under FASB Statements No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations.” The guidance for evaluating whether an investment is other than temporarily impaired should be applied to evaluations made in reporting periods beginning after June 15, 2004. Additional disclosures for cost method investments are effective in annual financial statements for fiscal years ending after June 15, 2004. The adoption of this EITF consensus did not have a material impact on the Companies’ financial position, results of operation or liquidity.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

In May 2004, the FASB issued FASB Staff Position (FSP) No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” which is effective for periods beginning after June 15, 2004. This FSP supersedes FSP FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” The Companies elected to recognize the effects of the Act in 2003. The Companies do not expect the adoption of FSP 106-2 to have any additional material impact on the Companies’ financial position, results of operation or liquidity. See Note F to the financial statements in Item 8 of the Form 10-K.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON, CON EDISON OF NEW YORK AND O&R)

This combined management’s discussion and analysis of financial condition and results of operations (MD&A) relates to the separate consolidated financial statements in Part I, Item 1 of this report (the Second Quarter Financial Statements) of three separate registrants: Consolidated Edison, Inc. (Con Edison), Consolidated Edison Company of New York, Inc. (Con Edison of New York) and Orange and Rockland Utilities, Inc. (O&R, and together with Con Edison of New York, the “Utilities”). The Utilities are subsidiaries of Con Edison and as such information in this MD&A about each of the Utilities also applies to Con Edison.

As used in this report, the term the “Companies” refers to each of the three separate registrants: Con Edison, Con Edison of New York and O&R. However, neither of the Utilities makes any representation as to information in this report relating to Con Edison or the subsidiaries of Con Edison other than itself.

This MD&A should be read in conjunction with the Second Quarter Financial Statements and the notes thereto and the MD&A in Item 7 of the Companies’ combined Annual Report on Form 10-K for the year ended December 31, 2003 (File Nos. 1-14514, 1-1217 and 1-4315, the Form 10-K) and the MD&A in Part I, Item 2 of their combined Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004 (File Nos. 1-14514, 1-1217 and 1-4315, the First Quarter Form 10-Q).

Information in the notes to the Second Quarter Financial Statements that is referred to in this MD&A is hereby incorporated by reference herein. The use of terms such as “see” or “refer to” shall be deemed to incorporate by reference into this MD&A the information to which reference is made.

CORPORATE OVERVIEW

Con Edison’s principal business operations are those of the Utilities. Con Edison also has unregulated subsidiaries that compete in energy-related and telecommunications industries.

Certain financial data of Con Edison’s subsidiaries is presented below:

	Three Months Ended June 30, 2004				Six Months Ended June 30, 2004				At June 30, 2004
(Millions of Dollars)	Operating Revenue		Net Income		Operating Revenue		Net Income		Assets
Con Edison of New York	$1,751	81%	$89	103%	$3,957	82%	$241	100%	$18,933	85%
O&R	156	7%	5	6%	369	8%	20	8%	1,324	6%
Total Utilities	1,907	88%	94	109%	4,326	90%	261	108%	20,257	91%
Con Edison Communications	8	—%	(3)	(3)%	15	—%	(6)	(2)%	41	—%
Con Edison Development	107	5%	(3)	(3)%	216	4%	(8)	(3)%	1,294	6%
Con Edison Energy	4	—%	—	—%	21	—%	—	—%	134	1%
Con Edison Solutions	148	7%	2	2%	289	6%	3	1%	144	1%
Other[a]	(5)	—%	(4)	(5)%	(13)	—%	(9)	(4)%	354	1%
Total Con Edison	$2,169	100%	$86	100%	$4,854	100%	$241	100%	$22,224	100%

[a]	Represents inter-company and parent company accounting.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON, CON EDISON OF

NEW YORK AND O&R) — CONTINUED

Con Edison’s net income for common stock for the three months ended June 30, 2004 was $86 million or $0.37 a share compared with earnings of $66 million or $0.29 a share for the three months ended June 30, 2003.

Net income for common stock for the six months ended June 30, 2004 was $241 million or $1.05 a share compared with earnings of $220 million or $1.01 for the six months ended June 30, 2003. See “Results of Operations - Summary,” below. For additional segment financial information, see Note I to the Second Quarter Financial Statements and “Results of Operations,” below.

REGULATED UTILITY SUBSIDIARIES

Con Edison of New York provides electric service to over 3.1 million customers and gas service to 1.1 million customers in New York City and Westchester County. The company also provides steam service in parts of Manhattan. O&R, along with its regulated utility subsidiaries, provides electric service to nearly 0.3 million customers in southeastern New York and adjacent sections of New Jersey and northeastern Pennsylvania and gas service to over 0.1 million customers in southeastern New York and northeastern Pennsylvania.

The Utilities are primarily “wires and pipes” energy delivery companies that are subject to extensive federal and state regulation. The Utilities supply more than half of the energy delivered by them in their service areas and provide delivery service to their customers that buy electricity and gas directly from other suppliers through the Utilities’ retail access programs. The Utilities purchase substantially all of the energy they supply to customers pursuant to firm contracts or through wholesale energy markets. In general, the Utilities recover on a current basis the fuel and purchased power costs they incur in supplying energy to their full-service customers, pursuant to approved rate plans.

Con Edison anticipates that the Utilities will provide substantially all of its earnings over the next few years. The Utilities’ earnings will depend on various factors including demand for utility service and the Utilities’ ability to charge rates for their services that reflect the costs of service, including a return on invested equity capital.

Demand for utility service is affected by weather, economic conditions and other factors. In June 2003, Con Edison of New York and O&R each experienced a new record electric peak load for that month. The June peak was an all-time peak electric load for O&R. In January 2004, Con Edison of New York and O&R each experienced a new winter electric peak load. Con Edison of New York set electric delivery records for the month in five of the first six months of 2004 and O&R set such records in all of those months.

Because the energy delivery infrastructure must be adequate to meet demand in peak periods with a high level of reliability, the Utilities’ capital investment plans reflect in great part actual growth in

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON, CON EDISON OF

NEW YORK AND O&R) — CONTINUED

electric peak load adjusted to summer design weather conditions, as well as forecasted growth in peak loads. On this basis, Con Edison of New York’s weather-adjusted peak load in the summer of 2003 was 12,600 MW, 1.6 percent higher than the adjusted peak load in 2002. The company estimates that, under design weather conditions, the 2004 service area peak load will be 12,825 MW. The forecasted average annual growth rate of the electric peak load over the next five years is 1.5 percent. The company anticipates an ongoing need for substantial capital investment in order to meet this load growth with the exceptionally high level of reliability that it currently provides (see “Capital Requirements,” below).

The Utilities have rate plans approved by state utility regulators that cover the rates they can charge their customers. Con Edison of New York has an electric rate plan (approved in November 2000) that ends in March 2005, and has filed a request with the New York Public Service Commission (PSC) to increase rates effective April 2005. The company has gas and steam rate plans (approved in April 2002 and December 2000, respectively) that end in September 2004, and has entered into a Joint Proposal, subject to PSC approval, with the PSC staff, the city of New York and other parties, with respect to its rates for gas and steam services from October 2004 through September 2007 and October 2004 through September 2006, respectively. Among other things, the company’s request to increase electric rates and the Joint Proposal address the increased construction expenditures and related costs incurred and expected to be incurred to meet increasing customer demand and reliability needs that have been experienced since the date of the current rate plans. O&R has rate plans for its electric and gas services in New York that extend through October 2006. Charges to customers, pursuant to the Utilities’ rate plans, may not be changed during the respective terms of the rate plans other than for recovery of energy costs and limited other exceptions. The rate plans require the Utilities to share with customers earnings in excess of specified rates of return on equity. Changes in energy sales and delivery volumes are reflected in operating income (except to the extent that weather-normalization provisions apply to the gas businesses). See “Regulatory Matters” below and “Recoverable Energy Costs” and “Rate and Restructuring Agreements” in Notes A and B, respectively, to the financial statements in Item 8 of the Form 10-K.

Accounting rules and regulations for public utilities include Statement of Financial Accounting Standards (SFAS) No. 71, “Accounting for the Effects of Certain Types of Regulation,” pursuant to which the economic effects of rate regulation are reflected in financial statements. See “Application of Critical Accounting Policies,” below.

In June 2004, Con Edison of New York reached a tentative collective bargaining agreement, and O&R achieved a final collective bargaining agreement (awaiting signatures by the parties) with the unions representing in each case about two-thirds of each of the company’s employees.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON, CON EDISON OF

NEW YORK AND O&R) — CONTINUED

UNREGULATED BUSINESSES

Con Edison’s unregulated subsidiaries participate in competitive businesses and are subject to different risks than the Utilities. The company recognized impairment charges for its unregulated telecommunications and generation businesses in the fourth quarter of 2003. See Note H to the financial statements in Item 8 of the Form 10-K. At June 30, 2004, Con Edison’s investment in its unregulated subsidiaries was $700 million and the unregulated subsidiaries’ total assets amounted to $1.6 billion.

Consolidated Edison Solutions, Inc. (Con Edison Solutions) sells electricity to delivery customers of Con Edison of New York, O&R and other utilities and also offers energy-related services. The company sold approximately seven million megawatt hours of electricity to customers over the 12 months ended June 30, 2004 and served approximately 29,000 electric customers at that date.

Consolidated Edison Development, Inc. (Con Edison Development) owns and operates generating plants and participates in other infrastructure projects. At June 30, 2004, the company owned equity representing the equivalent of 1,668 MW of capacity in electric generating facilities of which 224 MW are sold under long-term purchase power agreements and the balance is sold on the wholesale electricity markets.

Consolidated Edison Energy, Inc. (Con Edison Energy) provides energy and capacity to Con Edison Solutions and others and markets the output of plants owned or operated by Con Edison Development. The company also provides risk management services to Con Edison Solutions and Con Edison Development.

Con Edison Communications, LLC (Con Edison Communications) builds and operates fiber optic networks to provide telecommunications services. The company’s assets, which at June 30, 2004 amounted to $41 million, include network facilities and over 400 miles of fiber optic cable that has been installed in the New York City metropolitan area, primarily through Con Edison of New York’s underground conduits and other rights of way. Con Edison is evaluating strategic alternatives for its telecommunications business.

RESULTS OF OPERATIONS - SUMMARY

Con Edison’s earnings per share (basic and diluted) for the three months ended June 30, 2004 were $0.37 as compared to $0.29 for the 2003 period. Con Edison’s earnings per share for the six months ended June 30, 2004 were $1.05 ($1.04 on a diluted basis) as compared to $1.01 (basic and diluted) for the 2003 period. The earnings per share calculations reflect the issuance of additional Con Edison common shares discussed below under “Cash Flows From/(Used in) Financing Activities.”

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON, CON EDISON OF

NEW YORK AND O&R) — CONTINUED

Earnings for the three and six months ended June 30, 2004 and 2003 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions of Dollars)	2004	2003	2004	2003
Con Edison of New York	$89	$65	$241	$203
O&R	5	3	20	19
Con Edison Communications	(3)	(6)	(6)	(13)
Con Edison Development	(3)	—	(8)	—
Con Edison Energy	—	1	—	1
Con Edison Solutions	2	8	3	14
Other[a]	(4)	(5)	(9)	(4)
CON EDISON	$86	$66	$241	$220
[a]	Represents inter-company and parent company accounting.

Con Edison’s earnings for the three months ended June 30, 2004 were $20 million higher than the 2003 period, reflecting the following major factors (after tax, in millions):

Con Edison of New York:
Impact of weather in 2004 on net revenues versus 2003 (estimated)	$12
Sales growth and other revenue factors (estimated)	13
Regulatory accounting	(5)
Higher depreciation and property tax expense	(7)
Lower interest expense on long-term debt	3
Lower sales & use tax	2
Other	6
Total Con Edison of New York	24
O&R	2
Unregulated subsidiaries and parent company	(6)
Total	$20

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON, CON EDISON OF

NEW YORK AND O&R) — CONTINUED

Con Edison’s earnings for the six months ended June 30, 2004 were $21 million higher than the 2003 period, reflecting the following major factors (after tax, in millions):

Con Edison of New York:
Impact of weather in 2004 on net revenues versus 2003 (estimated)	$8
Sales growth and other revenue factors (estimated)	15
Regulatory accounting	5
Higher depreciation and property tax expense	(14)
Lower interest expense on long-term debt	4
Allowance for funds used during construction and other income	8
Lower sales & use and other taxes	4
Other	8
Total Con Edison of New York	38
O&R	1
Unregulated subsidiaries and parent company	(18)
Total	$21

See “Results of Operations” below for further discussion and analysis of results of operations.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

The Companies’ financial statements reflect the application of their accounting policies, which conform to accounting principles generally accepted in the United States of America. The Companies’ critical accounting policies include industry-specific accounting applicable to regulated public utilities and accounting for pensions and other postretirement benefits, contingencies, long-lived assets, derivative instruments, goodwill and leases. See “Application of Critical Accounting Policies” in Item 7 of the Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES

The Companies’ liquidity reflects cash flows from operating, investing and financing activities, as shown on their respective consolidated statements of cash flows included in Part I, Item 1 of this report and as discussed below. See “Liquidity and Capital Resources” in Item 7 of the Form 10-K. Changes in the Companies’ cash and temporary cash investments resulting from operating, investing and financing activities for the six months ended June 30, 2004 and 2003 are summarized as follows:

	Con Edison				Con Edison of New York				O&R
(Millions of Dollars)	2004		2003	Variance	2004		2003	Variance	2004	2003	Variance
Operating activities	$642		$390	$252	$540		$366	$174	$48	$15	$33
Investing activities	(743)		(722)	(21)	(680)		(625)	(55)	(35)	(23)	(12)
Financing activities	539	*	274	265	581	*	218	363	(11)	10	(21)
Net change	$438		$(58)	$496	$441		$(41)	$482	$2	$2	$—
Balance at beginning of period	49		118	(69)	33		88	(55)	9	2	7
Balance at end of period	$487	*	$60	$427	$474	*	$47	$427	$11	$4	$7
*	Includes $275 million used in July 2004 to redeem in advance of maturity 7.35% 40-year debentures.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON, CON EDISON OF

NEW YORK AND O&R) — CONTINUED

Cash Flows from Operating Activities

For the Companies, cash flows from operating activities for the six months ended June 30, 2004, as compared with the 2003 period, reflect net income (see “Results of Operations,” below) and for Con Edison and Con Edison of New York reflect higher deferred income tax expense, partially offset by increased other receivables. The variation in other receivables is due primarily to a federal income tax benefit in the 2004 period.

The Utilities’ cash flows from operating activities reflect principally their energy sales and deliveries and cost of operations. The volume of energy sales and deliveries is dependent primarily on factors external to the Utilities, such as weather and economic conditions. The prices at which the Utilities provide energy to their customers are determined in accordance with rate plans approved by the state public utility regulatory authority having jurisdiction. See “Regulatory Matters” below. In general, changes in the Utilities’ cost of purchased power, fuel and gas (which impact customer accounts receivable, recoverable energy costs and accounts payable balances) may affect the timing of cash flows but not net income because the costs are recovered in accordance with the rate plans. See “Recoverable Energy Costs” in Note A to the financial statements in Item 8 of the Form 10-K.

Net income for common stock is the result of cash and non-cash (or accrual) transactions. Only cash transactions affect the Companies’ cash flows from operating activities. Principal non-cash charges include depreciation and deferred taxes. For Con Edison of New York, principal non-cash credits include prepaid pension costs. Pension credits result from past favorable performance in Con Edison of New York’s pension fund and assumptions about future performance. See “Application of Critical Accounting Policies—Accounting for Pensions and Other Postretirement Benefits” in Item 7 of the Form 10-K and Notes E and F to the financial statements in Item 8 of the Form 10-K.

Cash Flows Used in Investing Activities

Cash flows used in investing activities of the Companies for the six months ended June 30, 2004, as compared with the 2003 period reflect increased Utility construction expenditures and, for Con Edison, also reflect decreased construction expenditures by its unregulated subsidiaries.

Cash Flows From/(Used in) Financing Activities

Cash flows from financing activities for the six months ended June 30, 2004 as compared with the 2003 period reflect the issuance through public offerings of 14 million and 9.6 million Con Edison common shares in the 2004 and 2003 periods resulting in net proceeds of $513 million and $378 million, respectively, which Con Edison invested in Con Edison of New York. In addition, Con Edison issued common shares through its dividend reinvestment and employee stock plans (2004: 1.5 million shares for $37 million; 2003: 1.3 million shares for $28 million).

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON, CON EDISON OF

NEW YORK AND O&R) — CONTINUED

Cash flows from financing activities also reflect decreased commercial paper issuance (shown on the consolidated balance sheets in Part I, Item 1 of this report as “Notes payable”). Commercial paper outstanding at June 30, 2004 for Con Edison (on a consolidated basis) and O&R was $40 million and $18 million, respectively, which had a weighted average yield of 1.48 percent. Con Edison of New York had no commercial paper outstanding at June 30, 2004.

Net cash flows from financing activities during the six months ended June 30, 2004 and 2003 reflect Con Edison of New York’s (unless otherwise noted) refunding and issuance of long-term debt as follows:

2004

•	Issued $245 million of variable rate, tax exempt Facilities Revenue Bonds, with various maturity dates between 28 and 35 years, the proceeds of which were used to redeem in advance of maturity fixed rate tax exempt Facilities Revenue Bonds, 5 1/4% due 2020, 5 3/8% due 2022, and 6.0% due 2028;

•	Issued $200 million 4.7% 10-year debentures and $200 million 5.7% 30-year debentures, the proceeds of which were used to redeem in advance of maturity $150 million 7.125% debentures due 2029 and for general corporate purposes;

•	Redeemed at maturity its $150 million 7.625% 12-year debentures; and

•	Issued $275 million 4.7% percent 5-year debentures, the proceeds of which were used in July to redeem in advance of maturity $275 million 7.35% 40-year debentures.

2003

•	Redeemed in advance of maturity $275 million 7.75% 35-year, Subordinated Deferrable Interest Debentures due 2026, using cash held for that purpose at December 31, 2002;

•	Redeemed at maturity $150 million 6.375% 10-year debentures and issued $175 million 5.875% 30-year debentures;

•	Redeemed in advance of maturity $380 million 7.5% 30-year debentures due 2023 using the net proceeds from the issuance of $200 million 3.85% 10-year debentures and $200 million 5.1% percent 30-year debentures; and

•	O&R redeemed at maturity its $35 million 6.56% 10-year debentures using proceeds from the issuance of commercial paper.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON, CON EDISON OF

NEW YORK AND O&R) — CONTINUED

Changes in Assets and Liabilities

The following table shows significant changes in assets and liabilities at June 30, 2004, compared with December 31, 2003, that have impacted the Companies’ consolidated statements of cash flows, other than those discussed above. The changes in these balances serve to reconcile net income to cash flow from operations.

	Con Edison	Con Edison of New York	O&R
(Millions of Dollars)	2004 vs. 2003 Variance	2004 vs. 2003 Variance	2004 vs. 2003 Variance
Accounts receivable - customers, less allowance for uncollectible accounts	$(96)	$(86)	$(2)
Prepaid pension costs	91	91	—
Regulatory assets	212	198	14
Deferred income taxes and investment tax credits	240	216	(7)
Regulatory liabilities - transmission congestion contracts	98	98	—

Accounts receivable - customers, less allowance for uncollectible accounts decreased due primarily to lower gas sales for Con Edison of New York and O&R as well as lower steam sales for Con Edison of New York during June 30, 2004 compared with December 2003.

Prepaid pension costs for Con Edison and Con Edison of New York increased due to the recognition of the current period’s pension credits.

Regulatory assets for the Con Edison of New York increased due to higher recoverable energy costs, the deferral of electric interference costs and an increase in environmental and World Trade Center deferrals. See Note C to the financial statements for further detail of the changes in regulatory assets.

Deferred income taxes and investment tax credits increased for Con Edison and Con Edison of New York due primarily to higher plant related deductions for tax purposes.

Higher transmission congestion contracts amounts reflect additional proceeds from the sale through the New York Independent System Operator (NYISO) of transmission rights on Con Edison of New York’s transmission system. In July 2004, as approved by the Federal Energy Regulatory Commission, the company refunded to the NYISO $32 million of the sale proceeds to address the effects of correction of an error in the NYISO database. Sale proceeds are deferred as a regulatory liability to be applied for customer benefit and do not affect net income.

Capital Resources

At June 30, 2004, there was no material change in the Companies’ capital resources compared to those disclosed under “Capital Resources” in Item 7 of the Form 10-K and in Part I, Item 2 of the First Quarter Form 10-Q, other than the issuance of Con Edison common shares described under “Cash Flows From/(Used in) Financing Activities,” above.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON, CON EDISON OF

NEW YORK AND O&R) — CONTINUED

For the Companies, the ratio of earnings to fixed charges (Securities and Exchange Commission basis) for the six months ended June 30, 2004 and 2003 and the 12 months ended December 31, 2003 was:

	Earnings to Fixed Charges
	For the Six Months Ended June 30, 2004	For the 12 Months Ended December 31, 2003	For the Six Months Ended June 30, 2003
Con Edison	2.5	2.7	2.5
Con Edison of New York	3.0	3.4	2.7
O&R	4.2	4.5	3.9

For the Companies, the common equity ratio at June 30, 2004 and December 31, 2003 was:

	Common Equity Ratio
	June 30, 2004	December 31, 2003
Con Edison	49.3	48.0
Con Edison of New York	50.7	49.3
O&R	55.5	55.1

The commercial paper of the Companies is rated P-1, A-1 and F1, respectively, by Moody’s Investor Service, Inc. (Moody’s), Standard & Poor’s Rating Services (S&P) and Fitch Ratings (Fitch). Con Edison’s unsecured debt is rated A2, A- and A-, respectively, by Moody’s, S&P and Fitch. The unsecured debt of the Utilities is rated A1, A and A+, respectively, by Moody’s, S&P and Fitch. A securities rating is subject to revision or withdrawal at any time by the assigning rating organization.

Capital Requirements

At June 30, 2004, there was no material change in the Companies’ capital requirements compared to those discussed under “Capital Requirements” in Item 7 of the Form 10-K and in Part I, Item 2 of the First Quarter Form 10-Q, other than the following.

O&R’s $80 million, 6 1/2% Series F debentures, due 2027, provide holders with the option, exercisable during the period from October 1, 2004 through November 1, 2004, to require the company to repay the debentures on December 1, 2004.

Contractual Obligations

At June 30, 2004, there was no material change in the Companies’ contractual obligations compared to those discussed under “Contractual Obligations” in Item 7 of the Form 10-K and in Part I, Item 2 of the First Quarter Form 10-Q, other than changes in long-term debt (described above) and Con

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON, CON EDISON OF

NEW YORK AND O&R) — CONTINUED

Edison of New York’s non-utility generator contracts, other purchase obligations and unregulated subsidiary commodity and service agreements shown below.

(Millions of Dollars)	Payments Due by Period
Purchase obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Non-utility generator contracts
Con Edison of New York	$9,793	$370	$1,777	$1,518	$6,128
Other purchase obligations
Con Edison of New York	$1,224	$245	$490	$489	$—
O&R	94	19	38	37	—
Total other purchase obligations	$1,318	$264	$528	$526	$—
Unregulated subsidiary commodity and service agreements	$680	$270	$124	$47	$239

ELECTRIC POWER REQUIREMENTS

At June 30, 2004, there was no material change in the Companies’ electric power requirements compared to those disclosed under “Electric Power Requirements” in Item 7 of the Form 10-K, other than as described below.

The owners of the electric generating facilities located in O&R’s service area are engaged in bankruptcy proceedings. O&R expects that sufficient amounts of electricity to service its customers would be available for purchase on the wholesale electricity markets in the event that these facilities ceased to operate.

REGULATORY MATTERS

At June 30, 2004, there was no material change in the Companies’ regulatory matters compared to those disclosed under “Regulatory Matters” in Item 7 of the Form 10-K and in “Rate and Restructuring Agreements” in Note B to the financial statements in Item 8 of the Form 10-K, other than as described in Note C.

FINANCIAL AND COMMODITY MARKET RISKS

The Companies are subject to various risks and uncertainties associated with financial and commodity markets. The most significant market risks include commodity price risk, credit risk and investment risk for pension and other postretirement benefit plans. At June 30, 2004, there were no material changes to the risks discussed under “Financial and Commodity Market Risks” in Item 7 of the Form 10-K and in Part 1, Item 2 of the First Quarter 10-Q other than with respect to commodity price risk and credit risk.

Commodity Price Risk

Con Edison estimates that, as of June 30, 2004, each 10 percent change in market prices would result in a change in fair value of $73 million for the derivative instruments used by the Utilities to hedge

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON, CON EDISON OF

NEW YORK AND O&R) — CONTINUED

purchases of electricity and gas, of which $52 million is for Con Edison of New York and $21 million for O&R. Con Edison expects that any such change in fair value would largely offset changes in the cost of the electricity and gas to be purchased. In accordance with provisions approved by state regulators, the Utilities generally recover from customers the costs they incur for energy purchased for their customers, including gains and losses on certain derivative instruments used to hedge energy purchased and related costs. See “Recoverable Energy Costs” in Note A to the financial statements in Item 8 of the Form 10-K.

Credit Risk

Con Edison’s unregulated energy subsidiaries had $132 million of credit exposure, net of collateral and reserves, at June 30, 2004, of which $103 million was with investment grade counterparties and $29 million was with the New York Mercantile Exchange or independent system operators.

Material Contingencies

For information concerning potential liabilities arising from the Companies’ material contingencies, see the Notes D through G to the Second Quarter Financial Statements.

RESULTS OF OPERATIONS

Results of operations reflect, among other things, the Companies’ accounting policies (see “Application of Critical Accounting Policies,” above), rate plans that cover the rates the Utilities can charge their customers (see “Regulatory Matters,” above) and demand for utility service. In general, the Utilities recover on a current basis the fuel and purchased power costs they incur in supplying energy to their full-service customers (see “Recoverable Energy Costs” in Note A and “Regulatory Matters” in Note B to the financial statements in Item 8 of the Form 10-K). Demand for utility service is affected by weather, economic conditions and other factors.

A discussion of the results of operations by principal business segment for the three and six month periods ended June 30, 2004 and 2003 follows. For additional business segment financial information, see Note I to the financial statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON, CON EDISON OF

NEW YORK AND O&R) — CONTINUED

THREE MONTHS ENDED JUNE 30, 2004 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2003

The Companies’ results of operations (which were summarized above under “Results of Operations - Summary”) for the three months ended June 30, 2004 compared with the three months ended June 30, 2003 were:

	Con Edison*		Con Edison of New York		O&R
(Millions of Dollars)	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent
Operating revenues	$(7)	(0.3)%	$(77)	(4.2)%	$—	—%
Purchased power	(16)	(1.8)	(57)	(7.8)	(5)	(7.6)
Fuel	32	31.4	4	5.2	—	—
Gas purchased for resale	(38)	(19.7)	(33)	(19.8)	(4)	(16.7)
Operating revenues less purchased power, fuel and gas purchased for resale (net revenues)	15	1.5	9	1.1	9	13.6
Other operations and maintenance	—	—	(5)	(1.7)	9	27.3
Depreciation and amortization	8	6.2	5	4.4	(1)	(11.1)
Taxes, other than income tax	(14)	(5.2)	(14)	(5.6)	—	—
Income tax	3	7.3	6	16.2	—	—
Operating income	18	11.0	17	11.3	1	11.1
Other income less deductions and related federal income tax	7	87.5	1	12.5	1	100.0
Net interest charges	5	4.9	(6)	(6.6)	—	—
Preferred stock dividend requirements	—	—	—	—	—	—
Net income for common stock	$20	30.3%	$24	36.9%	$2	66.7%

*  Represents the consolidated financial results of Con Edison and all of its subsidiaries.

CON EDISON OF NEW YORK

Electric

Con Edison of New York’s electric operating revenues decreased $32 million in the three months ended June 30, 2004 compared with the 2003 period, due primarily to lower recoverable purchased power in the 2004 period ($58 million) and a lower provision for a refund to customers of electric earnings in excess of a targeted return than in 2003 ($7 million), partially offset by an increase in sales and deliveries due to the warm spring weather in 2004 as compared with the cool spring weather in 2003 ($16 million), higher recoverable fuel costs ($15 million) and sales growth.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON, CON EDISON OF

NEW YORK AND O&R) — CONTINUED

Con Edison of New York’s electric sales and deliveries, excluding off-system sales, for the second quarter of 2004 compared with the 2003 period were:

MILLIONS OF KWHS

	Three Months Ended			Percent Variation
Description	June 30, 2004	June 30, 2003	Variation
Residential/Religious	2,790	2,558	232	9.1%
Commercial/Industrial	4,116	4,138	(22)	(0.5)
Other	45	37	8	21.6
Total Full Service Customers	6,951	6,733	218	3.2
Retail access customers	3,230	2,892	338	11.7
Sub-total	10,181	9,625	556	5.8
NYPA, Municipal Agency and Other Sales	2,531	2,393	138	5.8
Total Service Area	12,712	12,018	694	5.8%

Electric sales and delivery volumes in Con Edison of New York’s service area increased 5.8 percent in the three months ended June 2004 compared with 2003, reflecting the impact of weather and sales growth. After adjusting for weather and billing day variations in each period, electric sales and delivery volumes in Con Edison of New York’s service area increased 1.9 percent in 2004 compared with 2003. Weather-adjusted sales and delivery volumes represent an estimate of the sales and deliveries that would have been made if historical average weather conditions had prevailed.

Electric fuel costs increased $15 million in the three months ended June 30, 2004, while electric purchased power costs declined by $58 million, as compared with 2003. The net decline in combined fuel and purchased power costs reflects higher sendout volumes, offset by lower unit costs.

Electric operating income increased $14 million for the three months ended June 30, 2004 compared with 2003. The principal components of the increase were lower state and local taxes on revenues ($13 million), higher net revenues (operating revenues less purchased power and fuel costs - $12 million), lower payroll and sales and use taxes ($2 million) and a decrease in other operations and maintenance expense ($1 million), partially offset by an increase in income taxes ($7 million), property taxes ($5 million) and depreciation ($4 million).

Gas

Con Edison of New York’s gas operating revenues in the three months ended June 30, 2004 decreased $41 million compared with 2003, due primarily to lower purchased gas costs of $33 million.

Con Edison of New York’s revenues from gas sales are subject to a weather normalization clause that moderates, but does not eliminate, the effect of weather-related changes on net income.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON, CON EDISON OF

NEW YORK AND O&R) — CONTINUED

Gas sales and deliveries, excluding off-system sales, for the second quarter of 2004 compared with the 2003 period were:

THOUSANDS OF DTHS

	Three Months Ended			Percent Variation
Description	June 30, 2004	June 30, 2003	Variation
Firm Sales
Residential	9,090	10,034	(944)	(9.4)%
General	7,460	7,538	(78)	(1.0)
Firm Transportation	3,452	3,449	3	0.1
Total Firm Sales and Transportation	20,002	21,021	(1,019)	(4.8)
Off Peak/Interruptible Sales	2,995	4,759	(1,764)	(37.1)
Non-Firm Transportation of Gas
NYPA	3,748	6,386	(2,638)	(41.3)
Generation Plants	9,371	5,587	3,784	67.7
Total NYPA and Generation Plants	13,119	11,973	1,146	9.6
Other	4,621	2,816	1,805	64.1
Total Sales and Transportation	40,737	40,569	168	0.4%

Sales and transportation volumes for firm customers decreased 4.8 percent in the 2004 period compared with the 2003 period, reflecting the impact of weather. After adjusting for weather and billing day variations in each period, firm gas sales and transportation volumes in the company’s service area increased 0.6 percent in the 2004 period.

Purchased gas costs decreased $33 million in the three months ended June 30, 2004 compared with 2003, due to lower sendout volumes and lower unit costs.

Gas operating income decreased $2 million in the three months ended June 30, 2004 compared with 2003, reflecting principally lower net revenues ($7 million), partially offset by lower state and local taxes on revenues ($4 million).

Steam

Con Edison of New York’s steam operating revenues decreased $4 million while operating income increased $5 million in the three months ended June 30, 2004 compared with the 2003 period. The lower revenues reflect lower recoverable fuel costs due to lower unit costs in the 2004 period as compared with 2003. This decrease in steam operating revenues was partially offset by the timing of certain fuel cost recoveries and an increase in sales due to weather. The increase in steam operating income reflects higher net revenues.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON, CON EDISON OF

NEW YORK AND O&R) — CONTINUED

Steam sales and deliveries for the second quarter of 2004 compared with the 2003 period were:

MILLIONS OF POUNDS

	Three Months Ended			Percent Variation
Description	June 30, 2004	June 30, 2003	Variation
General	93	101	(8)	(7.9)%
Apartment house	1,332	1,438	(106)	(7.4)
Annual power	3,319	2,896	423	14.6
Total Sales	4,744	4,435	309	6.9%

Steam sales and delivery volumes increased 6.9 percent in the three months ended June 30, 2004 compared with 2003, partially reflecting the impact of weather. After adjusting for weather and billing day variations in each period, steam sales and deliveries decreased 1.2 percent.

Income Taxes

Operating income taxes increased $6 million in the three months ended June 30, 2004 compared with the 2003 period, due primarily to higher taxable income in the 2004 period.

Net Interest Expense

Net interest expense decreased $6 million for the three months ended June 30, 2004 compared with the 2003 period due principally to lower interest expense on long-term debt as a result of refinancings at lower interest rates.

O&R

Electric

O&R’s electric operating revenues increased $2 million in the three months ended June 30, 2004 compared with the 2003 period, due primarily to higher sales and deliveries in 2004 and the accrual of a regulatory disallowance for deferred purchased power costs for RECO in 2003, partially offset by lower purchased power costs.

Electric sales and deliveries, excluding off-system sales, for the second quarter of 2004 compared with 2003 were:

MILLIONS OF KWHS

	Three Months Ended			Percent Variation
Description	June 30, 2004	June 30, 2003	Variation
Residential/Religious	396	372	24	6.5%
Commercial/Industrial	524	585	(61)	(10.4)
Other	26	24	2	8.3
Total Full Service Customers	946	981	(35)	(3.6)
Retail access customers	443	327	116	35.5
Total Service Area	1,389	1,308	81	6.2%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON, CON EDISON OF

NEW YORK AND O&R) — CONTINUED

Electric sales and delivery volumes in O&R’s service area increased 6.2 percent in the three months ended June 30, 2004 compared with 2003 reflecting principally the impact of weather. After adjusting for weather variations, electric sales and delivery volumes in O&R’s service area increased 2.5 percent in 2004 reflecting growth in usage and the number of customers.

Purchased power costs decreased $5 million for the three months ended June 30, 2004 compared with 2003 reflecting a decrease in the average unit cost.

Electric operating income increased $2 million during the three months ended June 30, 2004 compared with 2003 as a result of higher net revenues of $7 million and lower depreciation and amortization costs of $1 million, offset in part by increased operations and maintenance expenses of $7 million, principally for pension costs and increased expenses for demand side management programs. The increased pension and demand side management costs are recoverable in rates.

Gas

O&R’s gas operating revenues decreased $2 million during the three months ended June 30, 2004 compared with 2003. The decrease is due principally to lower costs for gas purchased for resale costs in 2004, offset in part by the impact of the 2003 gas rate agreement discussed in Note B to the financial statements in Item 8 of the Form 10-K.

O&R’s revenues from gas sales are subject to a weather normalization clause that moderates, but does not eliminate, the effect of weather-related changes on net income.

Gas sales and deliveries, excluding off-system sales, in the 2004 period compared with the 2003 period were:

THOUSANDS OF DTHS

	Three Months Ended			Percent Variation
Description	June 30, 2004	June 30, 2003	Variation
Firm Sales
Residential	1,458	1,754	(296)	(16.9)%
General	352	559	(207)	(37.0)
Firm Transportation	1,435	1,308	127	9.7
Total Firm Sales and Transportation	3,245	3,621	(376)	(10.4)
Off Peak/Interruptible Sales	1,672	1,571	101	6.4
Non-Firm Transportation of Gas
Generation Plants	144	604	(460)	(76.2)
Other	157	183	(26)	(14.2)
Total Sales and Transportation	5,218	5,979	(761)	(12.7)%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON, CON EDISON OF

NEW YORK AND O&R) — CONTINUED

Sales and transportation volumes for firm customers decreased 10.4 percent in the three months ended June 30, 2004 compared with 2003 reflecting the impact of weather. After adjusting for weather variations in each period, total firm sales and transportation volumes were 2.6 percent higher for the 2004 period compared with 2003.

Non-firm transportation of customer-owned gas to electric generating plants decreased 76.2 percent for the three months ended June 30, 2004 as compared with 2003 because the relative prices of gas and fuel oil led electric generating plants in the company’s gas service area to use oil rather than gas for a significant portion of their generation. In addition, one area power plant has constructed a direct connection to a gas transmission provider. The decline in gas usage had minimal impact on earnings due to the application of a fixed demand charge for local transportation.

O&R’s cost of gas purchased for resale decreased $4 million in the three months ended June 30, 2004 as compared with 2003 due to lower sales and lower unit costs in 2004.

Gas operating income decreased $1 million for the three months ended June 30, 2004 as compared with the 2003 period. Increased gas operations and maintenance expenses of $3 million (primarily for pension costs) were offset in part by increased gas net revenues of $2 million, reflecting principally the impact of the 2003 gas rate agreement.

UNREGULATED SUBSIDIARIES AND OTHER

Operating revenues for the unregulated subsidiaries were $70 million higher in the second quarter of 2004 reflecting primarily sales from Con Edison Development’s increased generating capacity and higher retail electric sales at Con Edison Solutions.

Operating expenses, excluding income taxes, increased by $73 million, reflecting principally increased purchased power costs, fuel and depreciation expenses. This increase was offset in part by decreased operating expenses at Con Edison Development of $5 million due principally to the consolidation accounting associated with the Newington project. Lease payments were recorded in operations expense in 2003, whereas depreciation and interest expense were charged in 2004 in accordance with consolidation accounting. See Note T to the financial statements in Item 8 of the Form 10-K.

Operating income taxes decreased $3 million in the three months ended June 30, 2004 as compared with 2003 reflecting principally lower taxable income.

Operating income for the three months ended June 30, 2004 was $1 million higher than in 2003.

Interest charges for the three months ended June 30, 2004 as compared with 2003 increased by $7 million due principally to the additional interest expense attributable to consolidation accounting for the Newington Project.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON, CON EDISON OF

NEW YORK AND O&R) — CONTINUED

SIX MONTHS ENDED JUNE 30, 2004 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2003

The Companies’ results of operations (which were summarized above under “Results of Operations - Summary”) for the six months ended June 30, 2004 compared with the six months ended June 30, 2003 were:

	Con Edison*		Con Edison of New York		O&R
(Millions of Dollars)	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent
Operating revenues	$108	2.3%	$(21)	(0.5)%	$12	3.4%
Purchased power	50	2.8	(54)	(3.7)	1	0.8
Fuel	33	11.5	14	6.9	—	—
Gas purchased for resale	1	0.2	(7)	(1.5)	(1)	(1.3)
Operating revenues less purchased power, fuel and gas purchased for resale (net revenues)	24	1.1	26	1.4	12	7.7
Other operations and maintenance	—	—	(5)	(0.8)	17	25.8
Depreciation and amortization	17	6.6	9	4.0	—	—
Taxes, other than income tax	(18)	(3.2)	(15)	(2.9)	(2)	(7.4)
Income tax	8	5.7	20	15.9	(2)	(13.3)
Operating income	17	4.0	17	4.5	(1)	(3.3)
Other income less deductions and related federal income tax	17	LARGE	11	78.6	—	—
Net interest charges	13	6.2	(10)	(5.4)	(2)	(18.2)
Preferred stock dividend requirements	—	—	—	—	—	—
Net income for common stock	$21	9.5%	$38	18.7%	$1	5.3%

*	Represents the consolidated financial results of Con Edison and all of its subsidiaries.

CON EDISON OF NEW YORK

Electric

Con Edison of New York’s electric operating revenues increased $8 million in the six months ended June 30, 2004 compared with the 2003 period, due primarily to sales growth and the impact of spring weather. The increase also reflects a higher provision made in 2003 than in 2004 for refund to customers of electric earnings in excess of a targeted return ($8 million). These increases were offset in part by net decreases in the cost of purchased power and recoverable fuel costs.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON, CON EDISON OF

NEW YORK AND O&R) — CONTINUED

Con Edison of New York’s electric sales and deliveries, excluding off-system sales, for the six months ended 2004 compared with the 2003 period were:

MILLIONS OF KWHS

	Six Months Ended			Percent Variation
Description	June 30, 2004	June 30, 2003	Variation
Residential/Religious	5,832	5,523	309	5.6%
Commercial/Industrial	8,380	8,633	(253)	(2.9)
Other	83	72	11	15.3
Total Full Service Customers	14,295	14,228	67	0.5
Retail access customers	6,439	5,921	518	8.7
Sub-total	20,734	20,149	585	2.9
NYPA, Municipal Agency and Other Sales	5,301	5,032	269	5.3
Total Service Area	26,035	25,181	854	3.4%

Electric sales and delivery volumes in Con Edison of New York’s service area increased 3.4 percent in the six months ended June 2004 compared with 2003, reflecting principally increased deliveries to the New York Power Authority (NYPA), sales growth and the impact of spring weather. After adjusting for weather and billing day variations in each period, electric sales and delivery volumes in Con Edison of New York’s service area increased 1.8 percent in 2004 compared with 2003.

Electric purchased power costs decreased $59 million in the six months ended June 30, 2004 as compared with 2003 due to lower purchased volumes and lower unit costs. Electric fuel costs increased $24 million, reflecting an increase in sendout volumes.

Electric operating income increased $27 million for the six months ended June 30, 2004 compared with 2003. The principal components of the increase were higher net revenues ($43 million), lower sales and use tax ($7 million), lower state and local taxes on revenues ($4 million) and a decrease in other operations and maintenance expense ($3 million), partially offset by an increase in income taxes ($23 million) and property taxes ($10 million).

Gas

Con Edison of New York’s gas operating revenues in the six months ended June 30, 2004 decreased $22 million compared with 2003, due primarily to the lower sendout of purchased gas ($7 million) and the impact of the deferral of certain revenues in accordance with the company’s rate plans. These deferred revenues had no impact on the company’s operating income due to the matching of certain revenues and expenses as prescribed in those rate plans.

Con Edison of New York’s revenues from gas sales are subject to a weather normalization clause that moderates, but does not eliminate, the effect of weather-related changes on net income.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON, CON EDISON OF

NEW YORK AND O&R) — CONTINUED

Gas sales and deliveries, excluding off-system sales, for the six months ended June 30, 2004 compared with the 2003 period were:

THOUSANDS OF DTHS

	Six Months Ended			Percent Variation
Description	June 30, 2004	June 30, 2003	Variation
Firm Sales
Residential	33,726	35,894	(2,168)	(6.0)%
General	22,820	23,378	(558)	(2.4)
Firm Transportation	10,480	10,609	(129)	(1.2)
Total Firm Sales and Transportation	67,026	69,881	(2,855)	(4.1)
Off Peak/Interruptible Sales	8,482	10,443	(1,961)	(18.8)
Non-Firm Transportation of Gas
NYPA	6,416	10,229	(3,813)	(37.3)
Generation Plants	14,358	11,049	3,309	29.9
Total NYPA and Generation Plants	20,774	21,278	(504)	(2.4)
Other	9,881	10,060	(179)	(1.8)
Total Sales and Transportation	106,163	111,662	(5,499)	(4.9)%

Sales and transportation volumes for firm customers decreased 4.1 percent in the six months ended June 30, 2004 period compared with 2003 reflecting the impact of the milder winter and warmer spring weather. After adjusting for weather and billing day variations in each period, firm gas sales and transportation volumes in the company’s service area increased 0.8 percent in the 2004 period.

Purchased gas costs decreased $7 million in the six months ended June 30, 2004 compared with 2003, due to lower sendout of purchased gas partially offset by higher unit costs.

Gas operating income decreased $9 million in the six months ended June 30, 2004 compared with 2003, reflecting principally lower net revenues of $15 million, partially offset by lower state and local taxes on revenues ($4 million) and a decrease in operations and maintenance expense ($2 million).

Steam

Con Edison of New York’s steam operating revenues and steam operating income decreased $7 million and $1 million, respectively, in the six months ended June 30, 2004 compared with the 2003 period. The lower revenues reflect lower recoverable fuel costs due to lower unit costs. This decrease in steam operating revenues was partially offset by higher revenues associated with increased costs for purchased power due to higher sendout volumes. The decrease in steam operating income reflects primarily lower net revenues.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON, CON EDISON OF

NEW YORK AND O&R) — CONTINUED

Steam sales and deliveries for the six months ended June 30, 2004 compared with the 2003 period were:

MILLIONS OF POUNDS

	Six Months Ended			Percent Variation
Description	June 30, 2004	June 30, 2003	Variation
General	521	549	(28)	(5.1)%
Apartment house	4,711	4,883	(172)	(3.5)
Annual power	10,125	9,675	450	4.7
Total Sales	15,357	15,107	250	1.6%

Steam sales and delivery volumes increased 1.6 percent in the six months ended June 30, 2004 compared with 2003 reflecting the impact of spring weather. After adjusting for weather and billing day variations in each period, steam sales and deliveries increased 0.3 percent.

Income Taxes

Operating income taxes increased $20 million in the six months ended June 30, 2004 compared with 2003, due principally to higher taxable income in the 2004 period.

Other Income

Other income increased $11 million in the six months ended June 30, 2004 compared with 2003, due primarily to increased allowance for equity funds used during construction and interest income associated with sales and use tax refunds.

Net Interest Expense

Net interest expense decreased $10 million for the six months ended June 30, 2004 compared with 2003 due principally to lower interest expense on long-term debt as a result of refinancing some of our long-term debt at lower interest rates.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON, CON EDISON OF

NEW YORK AND O&R) — CONTINUED

O&R

Electric

O&R’s electric operating revenues increased $9 million in the six months ended June 30, 2004 compared with the 2003 period, due primarily to higher sales and deliveries in 2004 and the accrual of a regulatory disallowance for deferred purchased power costs for RECO in 2003.

Electric sales and deliveries, excluding off-system sales, for the six months ended June 30, 2004 compared with the 2003 period were:

MILLIONS OF KWHS

	Six Months Ended			Percent Variation
Description	June 30, 2004	June 30, 2003	Variation
Residential/Religious	811	809	2	0.2%
Commercial/Industrial	1,055	1,156	(101)	(8.7)
Other	52	51	1	2.0
Total Full Service Customers	1,918	2,016	(98)	(4.9)
Retail access customers	849	634	215	33.9
Total Service Area	2,767	2,650	117	4.4%

Electric sales and delivery volumes in O&R’s service area increased 4.4 percent in the six months ended June 30, 2004 compared with 2003 due to the impact of spring weather and the growth in the number of customers. After adjusting for weather variations, electric sales and delivery volumes in O&R’s service area increased 3.0 percent in the 2004 period.

Electric operating income was unchanged during the six months ended June 30, 2004 compared with 2003, reflecting higher net revenues of $8 million and lower tax expense of $1 million offset by increased operations and maintenance expenses of $10 million, principally for pension costs and increased expenses for demand side management programs. The increased pension and demand side management costs are recoverable in rates.

Gas

O&R’s gas operating revenues increased $3 million during the six months ended June 30, 2004 compared with 2003. The increase is due primarily to the impact of the 2003 gas rate agreement discussed in Note B to the financial statements in Item 8 of the Form 10-K, offset in part by lower gas purchased for resale costs in 2004.

O&R’s revenues from gas sales are subject to a weather normalization clause that moderates, but does not eliminate, the effect of weather-related changes on net income.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON, CON EDISON OF

NEW YORK AND O&R) — CONTINUED

Gas sales and deliveries, excluding off-system sales, in the six months ended June 30, 2004 period compared with the 2003 period were:

THOUSANDS OF DTHS

	Six Months Ended			Percent Variation
Description	June 30, 2004	June 30, 2003	Variation
Firm Sales
Residential	6,214	7,193	(979)	(13.6)%
General	1,656	2,286	(630)	(27.6)
Firm Transportation	5,690	4,754	936	19.7
Total Firm Sales and Transportation	13,560	14,233	(673)	(4.7)
Off Peak/Interruptible Sales	3,476	3,477	(1)	—
Non-Firm Transportation of Gas
Generation Plants	381	1,419	(1,038)	(73.2)
Other	692	683	9	1.3
Total Sales and Transportation	18,109	19,812	(1,703)	(8.6)%

Sales and transportation volumes for firm customers decreased 4.7 percent in the six months ended June 30, 2004 compared with 2003 reflecting the impact of the milder winter and warmer spring weather. After adjusting for weather variations in each period, total firm sales and transportation volumes were 0.8 percent higher for the 2004 period compared with 2003.

Non-firm transportation of customer-owned gas to electric generating plants decreased 73.2 percent for the six months ended June 30, 2004 as compared with the 2003 period because the relative prices of gas and fuel oil led electric generating plants in the company’s gas service area to use oil rather than gas for a significant portion of their generation. In addition, one area power plant has constructed a direct connection to a gas transmission provider. The decline in gas usage had minimal impact on earnings due to the application of a fixed demand charge for local transportation.

Gas operating income decreased $1 million for the six months ended June 30, 2004 as compared with the 2003 period. Increased gas operations and maintenance expenses of $7 million (principally for pension costs) were offset in part by increased gas net revenues of $4 million (reflecting primarily the impact of the 2003 gas rate agreement) and lower income and other taxes of $2 million.

Taxes Other Than Income Taxes

Taxes other than income taxes decreased $2 million during the six months ended June 30, 2004 compared with 2003, reflecting principally lower payroll and gross receipts taxes.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON, CON EDISON OF

NEW YORK AND O&R) — CONTINUED

Net Interest Expense

O&R’s net interest expense decreased by $2 million during the six months ended June 30, 2004 compared with 2003, reflecting primarily lower interest rates on variable rate debt, the redemption of a $35 million, 10-year debenture in March 2003 (see “Liquidity and Capital Resources,” above), as well as higher accrued interest on regulatory items in 2003.

UNREGULATED SUBSIDIARIES AND OTHER

Operating revenues for the unregulated subsidiaries were $116 million higher in the 2004 period reflecting principally sales from Con Edison Development’s increased generating capacity and higher retail electric sales at Con Edison Solutions.

Operating expenses, excluding income taxes, increased by $126 million, reflecting principally increased purchased power costs, fuel, gas costs and depreciation expenses. This increase was offset in part by decreased other operating expenses at Con Edison Development of $11 million due principally to the consolidation accounting associated with the Newington project. Lease payments were recorded in operations expense in 2003, whereas depreciation and interest expense were charged in 2004 in accordance with consolidation accounting. See Note T to the financial statements in Item 8 of the Form 10-K.

Operating income taxes decreased $7 million in the six months ended June 30, 2004 as compared with 2003 reflecting primarily lower taxable income.

Operating income for the six months ended June 30, 2004 was $2 million lower than in 2003.

Other income (deductions) increased $4 million in the six months ended June 30, 2004 as compared with 2003 due principally to lower unrealized losses on derivatives in 2004.

Interest charges for the six months ended June 30, 2004 as compared with 2003 increased by $14 million due principally to the additional interest expense attributable to the consolidation of the Newington Project discussed above.

Earnings attributable to the parent company were $5 million lower during the six months ended June 30, 2004 as compared with the 2003 period, reflecting primarily higher interest expenses.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information about the Companies’ primary market risks associated with activities in derivative financial instruments, other financial instruments and derivative commodity instruments, see “Financial and Commodity Market Risks” in Part 1, Item 2 of this report, which information is incorporated herein by reference. Also, see Item 7A of the Form 10-K.

ITEM 4.    CONTROLS AND PROCEDURES

The Companies maintain disclosure controls and procedures designed to provide reasonable assurance that the information required to be disclosed in the reports that they submit to the Securities Exchange Commission (SEC) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. For the Companies, its management, with the participation of its principal executive officer and principal financial officer, has evaluated its disclosure controls and procedures as of the end of the period covered by this report and, based on such evaluation, has concluded that the controls and procedures are effective to provide such reasonable assurance. Reasonable assurance is not absolute assurance, however, and there can be no assurance that any design of controls or procedures would be effective under all potential future conditions, regardless of how remote.

There were no changes in the Companies’ internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Companies’ internal control over financial reporting.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements intended to qualify for the safe-harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements of future expectation and not facts. Words such as “expects,” “estimates,” “anticipates,” “intends,” “plans,” “will” and similar expressions identify forward-looking statements.

Actual results or developments might differ materially from those included in the forward-looking statements because of various factors such as those detailed in “Forward-Looking Statements” in Part II of the Form 10-K.

PART II OTHER INFORMATION

ITEM 1    LEGAL PROCEEDINGS

Con Edison

Northeast Utilities

For information about the legal proceedings relating to Con Edison’s October 1999 agreement to acquire Northeast Utilities, see Note E to the financial statements included in Part 1, Item 1 of this report (which information is incorporated herein by reference).

Newington Project

For information about the settlement of legal proceedings relating to the Newington Project, see “Con Edison - Newington Project” in Part I, Item 3 of the Form 10-K and in Part II, Item 1 of the First Quarter Form 10-Q.

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Con Edison

(a)	At the Annual Meeting of Stockholders of Con Edison on May 17, 2004, the stockholders of Con Edison voted to elect members of the Board of Directors, to ratify and approve the appointment of Con Edison’s independent accountants, to ratify and approve the Con Edison Stock Purchase Plan and not to adopt a stockholder’s proposal. 186,211,056 shares of Common Stock of Con Edison, representing approximately 82.11 percent of the 226,796,139 shares of Common Stock outstanding and entitled to vote, were present at the meeting or by proxy.

(b)	The name of each nominee for election as a member of Con Edison’s Board of Directors and the number of shares voted for or with respect to which authority to vote for was withheld are as follows:

	Votes For	Votes Withheld
Vincent A. Calarco	181,456,536	4,754,520
George Campbell, Jr.	182,594,025	3,617,031
Gordon J. Davis	181,635,994	4,575,062
Michael J. Del Giudice	181,600,164	4,610,892
Joan S. Freilich	181,776,428	4,434,628
Ellen V. Futter	181,073,492	5,137,564
Sally Hernandez-Piñero	182,481,372	3,729,684
Peter W. Likins	182,660,579	3,550,477
Eugene R. McGrath	181,439,198	4,771,858
Frederic V. Salerno	180,654,967	5,556,089
Stephen R. Volk	180,743,482	5,467,574

(c)	The results of the vote on the appointment of PricewaterhouseCoopers LLP as independent accountants for Con Edison for 2004 were as follows: 181,071,736 shares were voted for this proposal; 3,100,202 shares were voted against the proposal; and 2,039,118 shares were abstentions.

(d)	The results of the vote on the Con Edison Stock Purchase Plan were as follows: 128,197,236 shares were voted for this proposal; 8,905,451 shares were voted against the proposal; 3,338,229 shares were abstentions; and 45,770,140 were broker non-votes.

(e)	The following stockholder-proposed resolution was voted upon at the Annual Meeting:

“RESOLVED: That the shareholders recommend that the Board take the necessary steps that Con Edison specifically identify by name and corporate title in all future proxy statements those executive officers, not otherwise so identified, who are contractually entitled to receive in excess of $250,000 annually as a base salary, together with whatever other additional compensation bonuses and other cash payments were due them.”

The results of the vote on this proposal were as follows: 20,154,798 shares were voted for this proposal; 115,634,366 shares were voted against the proposal; 4,651,752 shares were abstentions; and 45,770,140 shares were broker non-votes.

Con Edison of New York

At the Annual Meeting of Stockholders of Con Edison of New York on May 17, 2004, all 235,488,094 outstanding shares of common stock of Con Edison of New York, which are owned by Con Edison, were voted to elect Vincent A. Calarco, George Campbell, Jr., Gordon J. Davis, Michael J. Del Giudice, Joan S. Freilich, Ellen V. Futter, Sally Hernandez-Piñero, Peter W. Likins, Eugene R. McGrath, Frederic V. Salerno and Stephen R. Volk as members of Con Edison of New York’s Board of Trustees and to ratify and approve the appointment of PricewaterhouseCoopers, LLP as Con Edison of New York’s independent accountants for 2004.

O&R

Pursuant to a consent of sole shareholder to shareholder action without a meeting, dated June 4, 2004, Con Edison, which owns all 1,000 outstanding shares of common stock of O&R, elected Eugene R. McGrath, John D. McMahon and George Strayton as members of O&R’s Board of Directors.

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

(a)    EXHIBITS

Con Edison

Exhibit 12.1	Statement of computation of Con Edison’s ratio of earnings to fixed charges for the six-month period ended June 30, 2004 and 2003, and the 12-month period ended December 31, 2003.

Exhibit 31.1.1	Rule 13a-14(a)/15d-14(a) Certifications—Chief Executive Officer.

Exhibit 31.1.2	Rule 13a-14(a)/15d-14(a) Certifications—Chief Financial Officer.

Exhibit 32.1.1	Section 1350 Certifications—Chief Executive Officer.

Exhibit 32.1.2	Section 1350 Certifications—Chief Financial Officer.

Con Edison of New York

Exhibit 12.2	Statement of computation of Con Edison of New York’s ratio of earnings to fixed charges for the six-month period ended June 30, 2004 and 2003, and the 12-month period ended December 31, 2003.

Exhibit 31.2.1	Rule 13a-14(a)/15d-14(a) Certifications—Chief Executive Officer.

Exhibit 31.2.2	Rule 13a-14(a)/15d-14(a) Certifications—Chief Financial Officer.

Exhibit 32.2.1	Section 1350 Certifications—Chief Executive Officer.

Exhibit 32.2.2	Section 1350 Certifications—Chief Financial Officer.

O&R

Exhibit 12.3	Statement of computation of O&R’s ratio of earnings to fixed charges for the six-month period ended June 30, 2004 and 2003, and the 12-month period ended December 31, 2003.

Exhibit 31.3.1	Rule 13a-14(a)/15d-14(a) Certifications—Chief Executive Officer.

Exhibit 31.3.2	Rule 13a-14(a)/15d-14(a) Certifications—Chief Financial Officer.

Exhibit 32.3.1	Section 1350 Certifications—Chief Executive Officer.

Exhibit 32.3.2	Section 1350 Certifications—Chief Financial Officer.

(b)    REPORTS ON FORM 8-K

Con Edison of New York filed a Current Report on Form 8-K, dated February 11, 2004, reporting (under Item 5) the sale of its Series 2004A, B and C debentures in an aggregate principal amount of $675 million.

The Companies filed a combined Current Report on Form 8-K, dated April 22, 2004, reporting (under Item 5) 2004 first quarter financial results and furnishing (under Item 12) a copy of Con Edison’s press release, dated April 22, 2004, with respect to, among other things, its 2004 first quarter financial results.

Con Edison and Con Edison of New York filed a combined Current Report on Form 8-K, dated April 30, 2004, reporting (under Item 5) the Con Edison of New York electric filing discussed in Note C to the financial statements included in Part I, Item 1 of this report and the companies’ review of their financing plans.

Con Edison filed a Current Report on Form 8-K, dated May 14, 2004, reporting (under Item 5) the completion of the sale of 14 million of its Common Shares.

Con Edison and Con Edison of New York filed a combined Current Report on Form 8-K, dated May 28, 2004, reporting (under Item 5) the Con Edison of New York Joint Proposal with the PSC with respect to the rates the company can charge its customers for gas and steam services discussed in Note C to the financial statements included in Part I, Item 1 of this report and furnishing (under Item 9) certain additional information with respect thereto.

The Companies filed a combined Current Report on Form 8-K, dated July 22, 2004, furnishing (under Item 12) a copy of Con Edison’s press release, dated July 22, 2004, with respect to, among other things, its 2004 second quarter financial results.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Consolidated Edison, Inc.

Consolidated Edison Company of New York, Inc.

DATE: August 5, 2004	By	/s/ JOAN S. FREILICH
Joan S. Freilich Executive Vice President, Chief Financial Officer and Duly Authorized Officer

Orange and Rockland Utilities, Inc.

DATE: August 5, 2004	By	/s/ ROBERT N. HOGLUND
Robert N. Hoglund Chief Financial Officer, Controller and Duly Authorized Officer