Form 10-Q
period 2004-09-30
CONSOLIDATED EDISON CO OF NEW YORK INC; ORANGE & ROCKLAND UTILITIES INC; CONSOLIDATED EDISON INC
filed 2004-11-05
CIK 23632, 74778, 1047862

Form 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended SEPTEMBER 30, 2004

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

Indicate by check mark whether each Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐ (See “Filing Format” on next page)

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Consolidated Edison, Inc. (Con Edison)	Yes ☒ No ☐

Consolidated Edison Company of New York, Inc. (Con Edison of New York)	Yes ☐ No ☒

Orange and Rockland Utilities, Inc. (O&R)	Yes ☐ No ☒

As of the close of business on October 29, 2004, Con Edison had outstanding 242,015,367 Common Shares ($.10 par value). Con Edison owns all of the outstanding common equity of Con Edison of New York and O&R.

Filing Format

This Quarterly Report on Form 10-Q is a combined report being filed separately by three different registrants: Consolidated Edison, Inc. (Con Edison), Consolidated Edison Company of New York, Inc. (Con Edison of New York) and Orange and Rockland Utilities, Inc. (O&R, together with Con Edison of New York, are collectively referred to in this combined report as the “Utilities”). Con Edison and Con Edison of New York file reports required by Section 13 of the Securities Exchange Act of 1934. O&R is not required to file such reports since it has no securities registered under Section 12 of the Act and its duty under Section 15(d) of the Act to file reports in 2004 was automatically suspended because at the beginning of the year it had fewer than 300 security holders of record for each class of its securities that had been registered under the Securities Act of 1933. O&R is filing this report voluntarily. O&R may discontinue filing reports during periods when it is not required to do so.

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

GLOSSARY OF TERMS

The following is a glossary of frequently used abbreviations or acronyms that are found throughout this report:

Con Edison Companies
Con Edison	Consolidated Edison, Inc.
Con Edison Communications	Con Edison Communications, LLC
Con Edison Development	Consolidated Edison Development, Inc.
Con Edison Energy	Consolidated Edison Energy, Inc.
Con Edison of New York	Consolidated Edison Company of New York, Inc.
Con Edison Solutions	Consolidated Edison Solutions, Inc.
O&R	Orange and Rockland Utilities, Inc.
RECO	Rockland Electric Company
The Companies	The three separate registrants: Con Edison, Con Edison of New York and O&R
The Utilities	Con Edison of New York and O&R

Regulatory and State Agencies
FERC	Federal Energy Regulatory Commission
NJBPU	New Jersey Board of Public Utilities
NYPA	New York Power Authority
PSC	New York State Public Service Commission
SEC	Securities and Exchange Commission

Other
AFDC	Allowance for Funds used During Construction
DTH	Dekatherm
EITF	Emerging Issues Task Force
FASB	Financial Accounting Standards Board
FIN	FASB Interpretation No.
Form 10-K	Companies’ combined Annual Report on Form 10-K for the year ended December 31, 2003
FSP	FASB Staff Position
kWh	Kilowatt-hour
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MW	Megawatts or thousand kilowatts
NUG	Non-Utility Generator
NYISO	New York Independent System Operator
OCI	Other Comprehensive Income
PCBs	Polychlorinated biphenyls
PPA	Purchase Power Agreement
SFAS	Statement of Financial Accounting Standards
Superfund	Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980
TBC	Transition Bond Charge
TRC	Transition Recovery Charge
VaR	Value-at-Risk
VIE	Variable Interest Entity

Consolidated Edison, Inc.

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

	September 30, 2004	December 31, 2003
	(Millions of Dollars)
ASSETS
UTILITY PLANT, AT ORIGINAL COST
Electric	$12,678	$12,097
Gas	2,796	2,699
Steam	810	799
General	1,483	1,482
TOTAL	17,767	17,077
Less: Accumulated depreciation	4,251	4,069
NET	13,516	13,008
Construction work in progress	1,379	1,276
NET UTILITY PLANT	14,895	14,284
NON-UTILITY PLANT
Unregulated generating assets, less accumulated depreciation of $71 and $52 in 2004 and 2003, respectively	867	873
Non-utility property, less accumulated depreciation of $27 and $15 in 2004 and 2003, respectively	71	56
Construction work in progress	6	12
NET PLANT	15,839	15,225
CURRENT ASSETS
Cash and temporary cash investments	70	49
Restricted cash	18	18
Accounts receivable - customers, less allowance for uncollectible accounts of $35 and $36 in 2004 and 2003, respectively	740	790
Accrued unbilled revenue	60	61
Other receivables, less allowance for uncollectible accounts of $7 in 2004 and 2003	318	184
Fuel oil, at average cost	26	33
Gas in storage, at average cost	206	150
Materials and supplies, at average cost	105	100
Prepayments	271	98
Other current assets	266	109
TOTAL CURRENT ASSETS	2,080	1,592
INVESTMENTS	254	248
DEFERRED CHARGES, REGULATORY ASSETS AND NONCURRENT ASSETS
Goodwill	406	406
Intangible assets, less accumulated amortization of $24 and $16 in 2004 and 2003, respectively	103	111
Prepaid pension costs	1,394	1,257
Regulatory assets	2,046	1,861
Other deferred charges and noncurrent assets	263	266
TOTAL DEFERRED CHARGES, REGULATORY ASSETS AND NONCURRENT ASSETS	4,212	3,901
TOTAL ASSETS	$22,385	$20,966

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

	September 30, 2004	December 31, 2003
	(Millions of Dollars)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION
Common shareholders’ equity (See Statement of Common Shareholders’ Equity)	$7,114	$6,423
Preferred stock of subsidiary	213	213
Long-term debt	6,919	6,733
TOTAL CAPITALIZATION	14,246	13,369
MINORITY INTERESTS	39	42
NONCURRENT LIABILITIES
Obligations under capital leases	34	36
Provision for injuries and damages	201	194
Pensions and retiree benefits	209	205
Superfund and other environmental costs	192	193
Other noncurrent liabilities	68	79
TOTAL NONCURRENT LIABILITIES	704	707
CURRENT LIABILITIES
Long-term debt due within one year	119	166
Notes payable	173	159
Accounts payable	867	905
Customer deposits	231	228
Accrued taxes	25	69
Accrued interest	99	102
Accrued wages	80	79
Other current liabilities	234	203
TOTAL CURRENT LIABILITIES	1,828	1,911
DEFERRED CREDITS AND REGULATORY LIABILITIES
Deferred income taxes and investment tax credits	3,634	3,172
Regulatory liabilities	1,859	1,733
Other deferred credits	75	32
TOTAL DEFERRED CREDITS AND REGULATORY LIABILITIES	5,568	4,937
TOTAL CAPITALIZATION AND LIABILITIES	$22,385	$20,966

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.

CONSOLIDATED INCOME STATEMENT

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
	(Millions of Dollars/Except Share Data)
OPERATING REVENUES
Electric	$2,168	$2,249	$5,238	$5,304
Gas	182	184	1,111	1,130
Steam	88	95	415	430
Non-utility	305	273	837	684
TOTAL OPERATING REVENUES	2,743	2,801	7,601	7,548
OPERATING EXPENSES
Purchased power	1,215	1,220	3,035	2,990
Fuel	148	131	467	417
Gas purchased for resale	86	101	643	657
Other operations and maintenance	398	386	1,157	1,146
Depreciation and amortization	141	134	416	393
Taxes, other than income taxes	279	295	817	849
Income taxes	150	173	299	314
TOTAL OPERATING EXPENSES	2,417	2,440	6,834	6,766
OPERATING INCOME	326	361	767	782
OTHER INCOME (DEDUCTIONS)
Investment and other income	24	3	39	16
Allowance for equity funds used during construction	6	4	18	10
Preferred stock dividend requirements of subsidiary	(3)	(3)	(8)	(8)
Other deductions	(4)	(5)	(10)	(13)
Income taxes	6	5	12	8
TOTAL OTHER INCOME (DEDUCTIONS)	29	4	51	13
INTEREST EXPENSE
Interest on long-term debt	105	102	320	300
Other interest	8	9	24	25
Allowance for borrowed funds used during construction	(4)	(3)	(13)	(8)
NET INTEREST EXPENSE	109	108	331	317
NET INCOME	$246	$257	$487	$478
EARNINGS PER COMMON SHARE - BASIC	$1.02	$1.17	$2.08	$2.18
EARNINGS PER COMMON SHARE - DILUTED	$1.01	$1.16	$2.08	$2.17
DIVIDENDS DECLARED PER SHARE OF COMMON STOCK	$0.565	$0.560	$1.695	$1.680
AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC (IN MILLIONS)	241.5	225.0	233.9	219.5
AVERAGE NUMBER OF SHARES OUTSTANDING - DILUTED (IN MILLIONS)	242.2	226.0	234.6	220.4

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
	(Millions of Dollars)
NET INCOME	$246	$257	$487	$478
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES
Investment in marketable securities, net of $0, $2, $0 and $2 taxes in 2004 and 2003, respectively	—	3	—	3
Minimum pension liability adjustments, net of $1 taxes in 2004	—	—	1	—
Unrealized gains (losses) on derivatives qualified as hedges, net of $(4), $(3), $11 and $5 taxes in 2004 and 2003, respectively	(6)	(4)	15	7
Less: Reclassification adjustment for gains included in net income, net of $2, $2, $7 and $12 taxes in 2004 and 2003, respectively	3	3	9	18
TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES	(9)	(4)	7	(8)
COMPREHENSIVE INCOME	$237	$253	$494	$470

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.

CONSOLIDATED STATEMENT OF COMMON SHAREHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

(MILLION OF DOLLARS/EXCEPT SHARE DATA)

(UNAUDITED)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Capital Stock Expense	Accumulated Other Comprehensive Income/(Loss)	Total
	Shares	Amount			Shares	Amount
BALANCE AS OF DECEMBER 31, 2002	213,932,934	$24	$1,527	$5,420	23,210,700	$(1,001)	$(36)	$(13)	$5,921

Net income				154					154
Common stock dividends				(120)					(120)
Issuance of common shares - dividend reinvestment and employee stock plans	510,447		20	(1)					19
Other comprehensive income								3	3
BALANCE AS OF MARCH 31, 2003	214,443,381	$24	$1,547	$5,453	23,210,700	$(1,001)	$(36)	$(10)	$5,977
Net income				66					66
Common stock dividends				(120)					(120)
Issuance of common shares - public offering	9,570,000	1	381				(3)		379
Issuance of common shares - dividend reinvestment and employee stock plans	809,355		32	(3)					29
Other comprehensive income								(7)	(7)
BALANCE AS OF JUNE 30, 2003	224,822,736	$25	$1,960	$5,396	23,210,700	$(1,001)	$(39)	$(17)	$6,324
Net income				257					257
Common stock dividends				(126)					(126)
Issuance of common shares - dividend reinvestment and employee stock plans	503,587		21						21
Other comprehensive income								(4)	(4)
BALANCE AS OF SEPTEMBER 30, 2003	225,326,323	$25	$1,981	$5,527	23,210,700	$(1,001)	$(39)	$(21)	$6,472
BALANCE AS OF DECEMBER 31, 2003	225,840,220	$25	$2,003	$5,451	23,210,700	$(1,001)	$(39)	$(16)	$6,423

Net income				155					155
Common stock dividends				(127)					(127)
Issuance of common shares - dividend reinvestment and employee stock plans	955,259		42	(6)					36
Other comprehensive income								5	5
BALANCE AS OF MARCH 31, 2004	226,795,479	$25	$2,045	$5,473	23,210,700	$(1,001)	$(39)	$(11)	$6,492
Net income				86					86
Common stock dividends				(128)					(128)
Issuance of common shares - public offering	14,000,000	1	527				(15)		513
Issuance of common shares - dividend reinvestment and employee stock plans	530,885		21	(1)					20
Other comprehensive income								11	11
BALANCE AS OF JUNE 30, 2004	241,326,364	$26	$2,593	$5,430	23,210,700	$(1,001)	$(54)	$—	$6,994
Net income				246					246
Common stock dividends				(137)					(137)
Issuance of common shares - dividend reinvestment and employee stock plans	526,901		20						20
Other comprehensive income								(9)	(9)
BALANCE AS OF SEPTEMBER 30, 2004	241,853,265	$26	$2,613	$5,539	23,210,700	$(1,001)	$(54)	$(9)	$7,114

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2004	2003
	(Millions of Dollars)
OPERATING ACTIVITIES
Net income	$487	$478
PRINCIPAL NON-CASH CHARGES (CREDITS) TO INCOME
Depreciation and amortization	416	393
Deferred income taxes	454	381
Common equity component of allowance for funds used during construction	(18)	(10)
Prepaid pension costs (net of capitalized amounts)	(104)	(124)
Other non-cash items (net)	61	(68)
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable - customers, less allowance for uncollectibles	50	(178)
Materials and supplies, including fuel oil and gas in storage	(54)	(99)
Prepayments, other receivables and other current assets	(463)	(350)
Recoverable energy costs	81	20
Accounts payable	(38)	(49)
Pensions and retiree benefits	4	5
Accrued taxes	(44)	34
Accrued interest	(3)	9
Deferred charges and other regulatory assets	(244)	(10)
Deferred credits and other regulatory liabilities	87	74
Transmission congestion contracts	82	78
Other assets	16	(32)
Other liabilities	27	1
NET CASH FLOWS FROM OPERATING ACTIVITIES	797	553
INVESTING ACTIVITIES
Utility construction expenditures (excluding capitalized support costs of $33 in 2004 and 2003)	(969)	(911)
Cost of removal less salvage	(100)	(92)
Non-utility construction expenditures	(35)	(73)
Regulated companies’ non-utility construction expenditures	—	(1)
Common equity component of allowance for funds used during construction	18	10
Investments by unregulated subsidiaries	(7)	(8)
Demolition and remediation costs for First Avenue properties	(16)	(20)
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(1,109)	(1,095)
FINANCING ACTIVITIES
Net proceeds from short-term debt	14	200
Retirement of long-term debt	(832)	(848)
Issuance of long-term debt	967	778
Application of funds held for redemption of long-term debt	—	275
Issuance of common stock	561	425
Debt issuance costs	(14)	(21)
Common stock dividends	(363)	(336)
NET CASH FLOWS FROM FINANCING ACTIVITIES	333	473
CASH AND TEMPORARY CASH INVESTMENTS:
NET CHANGE FOR THE PERIOD	21	(69)
BALANCE AT BEGINNING OF PERIOD	49	118
BALANCE AT END OF PERIOD	$70	$49
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$293	$282
Income taxes	$103	$90

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

	September 30, 2004	December 31, 2003
	(Millions of Dollars)
ASSETS
UTILITY PLANT, AT ORIGINAL COST
Electric	$11,868	$11,324
Gas	2,470	2,381
Steam	810	799
General	1,362	1,363
TOTAL	16,510	15,867
Less: Accumulated depreciation	3,863	3,696
Net	12,647	12,171
Construction work in progress	1,354	1,247
NET UTILITY PLANT	14,001	13,418
NON-UTILITY PROPERTY
Non-utility property	20	25
NET PLANT	14,021	13,443
CURRENT ASSETS
Cash and temporary cash investments	34	33
Accounts receivable - customers, less allowance for uncollectible accounts of $30 in 2004 and 2003	645	692
Other receivables, less allowance for uncollectible accounts of $5 and $4 in 2004 and 2003, respectively	218	105
Accounts receivable from affiliated companies	38	28
Fuel oil, at average cost	19	24
Gas in storage, at average cost	152	115
Materials and supplies, at average cost	94	89
Prepayments	236	74
Other current assets	185	58
TOTAL CURRENT ASSETS	1,621	1,218
INVESTMENTS	3	3
DEFERRED CHARGES, REGULATORY ASSETS AND NONCURRENT ASSETS
Prepaid pension costs	1,394	1,257
Regulatory assets	1,814	1,640
Other deferred charges and noncurrent assets	206	203
TOTAL DEFERRED CHARGES, REGULATORY ASSETS AND NONCURRENT ASSETS	3,414	3,100
TOTAL ASSETS	$19,059	$17,764

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

	September 30, 2004	December 31, 2003
	(Millions of Dollars)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION
Common shareholder’s equity (See Statement of Common Shareholder’s Equity)	$6,178	$5,482
Preferred stock
$5 Cumulative Preferred	175	175
4.65% Series C	16	16
4.65% Series D	22	22
TOTAL PREFERRED STOCK	213	213
Long-term debt	5,586	5,435
TOTAL CAPITALIZATION	11,977	11,130
NONCURRENT LIABILITIES
Obligations under capital leases	34	36
Provision for injuries and damages	190	184
Pensions and retiree benefits	112	107
Superfund and other environmental costs	137	153
Other noncurrent liabilities	38	38
TOTAL NONCURRENT LIABILITIES	511	518
CURRENT LIABILITIES
Long-term debt due within one year	100	150
Notes payable	117	99
Accounts payable	684	713
Accounts payable to affiliated companies	28	12
Customer deposits	216	214
Accrued taxes	24	95
Accrued interest	85	88
Accrued wages	77	76
Other current liabilities	156	150
TOTAL CURRENT LIABILITIES	1,487	1,597
DEFERRED CREDITS AND REGULATORY LIABILITIES
Deferred income taxes and investment tax credits	3,265	2,855
Regulatory liabilities	1,748	1,638
Other deferred credits	71	26
TOTAL DEFERRED CREDITS AND REGULATORY LIABILITIES	5,084	4,519
TOTAL CAPITALIZATION AND LIABILITIES	$19,059	$17,764

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

CONSOLIDATED INCOME STATEMENT

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
	(Millions of Dollars)
OPERATING REVENUES
Electric	$2,009	$2,070	$4,838	$4,891
Gas	161	165	962	988
Steam	88	95	415	429
TOTAL OPERATING REVENUES	2,258	2,330	6,215	6,308
OPERATING EXPENSES
Purchased power	943	976	2,335	2,420
Fuel	98	85	316	289
Gas purchased for resale	76	89	536	555
Other operations and maintenance	316	283	926	900
Depreciation and amortization	120	115	356	342
Taxes, other than income taxes	261	275	761	789
Income taxes	138	170	282	297
TOTAL OPERATING EXPENSES	1,952	1,993	5,512	5,592
OPERATING INCOME	306	337	703	716
OTHER INCOME (DEDUCTIONS)
Investment and other income	10	7	30	19
Allowance for equity funds used during construction	6	4	18	10
Other deductions	(3)	(3)	(10)	(8)
Income taxes	2	2	1	3
TOTAL OTHER INCOME (DEDUCTIONS)	15	10	39	24
INTEREST EXPENSE
Interest on long-term debt	82	85	250	261
Other interest	7	9	23	22
Allowance for borrowed funds used during construction	(4)	(3)	(13)	(8)
NET INTEREST EXPENSE	85	91	260	275
NET INCOME	236	256	482	465
PREFERRED STOCK DIVIDEND REQUIREMENTS	3	3	8	8
NET INCOME FOR COMMON STOCK	$233	$253	$474	$457

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
	(Millions of Dollars)
NET INCOME	$236	$256	$482	$465
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES
Minimum pension liability adjustments, net of $2 taxes in 2004	—	—	3	—
Unrealized gains (losses) on derivatives qualified as hedges, net of $0, $(1), $0 and $(1) taxes in 2004 and 2003, respectively	—	(1)	—	(1)
TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES	—	(1)	3	(1)
COMPREHENSIVE INCOME	$236	$255	$485	$464

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

CONSOLIDATED STATEMENT OF COMMON SHAREHOLDER’S EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

(MILLIONS OF DOLLARS/EXCEPT SHARE DATA)

(UNAUDITED)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Repurchased Con Edison Stock	Capital Stock Expense	Accumulated Other Comprehensive Income/(Loss)	Total
	Shares	Amount
BALANCE AS OF DECEMBER 31, 2002	235,488,094	$589	$893	$4,411	$(962)	$(36)	$(5)	$4,890

Net income				141				141
Common stock dividend to parent				(94)				(94)
Cumulative preferred dividends				(3)				(3)
BALANCE AS OF MARCH 31, 2003	235,488,094	$589	$893	$4,455	$(962)	$(36)	$(5)	$4,934

Net income				68				68
Common stock dividend to parent				(93)				(93)
Capital contribution by parent			381			(3)		378
Cumulative preferred dividends				(3)				(3)
BALANCE AS OF JUNE 30, 2003	235,488,094	$589	$1,274	$4,427	$(962)	$(39)	$(5)	$5,284

Net income				256				256
Common stock dividend to parent				(99)				(99)
Capital contribution by parent
Cumulative preferred dividends				(2)				(2)
Other comprehensive income							(1)	(1)
BALANCE AS OF SEPTEMBER 30, 2003	235,488,094	$589	$1,274	$4,582	$(962)	$(39)	$(6)	$5,438

BALANCE AS OF DECEMBER 31, 2003	235,488,094	$589	$1,274	$4,626	$(962)	$(39)	$(6)	$5,482

Net income				155				155
Common stock dividend to parent				(103)				(103)
Cumulative preferred dividends				(3)				(3)
Other comprehensive income							3	3
BALANCE AS OF MARCH 31, 2004	235,488,094	$589	$1,274	$4,675	$(962)	$(39)	$(3)	$5,534

Net income				92				92
Common stock dividend to parent				(82)				(82)
Capital contribution by parent			528			(15)		513
Cumulative preferred dividends				(3)				(3)
BALANCE AS OF JUNE 30, 2004	235,488,094	$589	$1,802	$4,682	$(962)	$(54)	$(3)	$6,054

Net income				235				235
Common stock dividend to parent				(108)				(108)
Cumulative preferred dividends				(3)				(3)
Other comprehensive income								—
BALANCE AS OF SEPTEMBER 30, 2004	235,488,094	$589	$1,802	$4,806	$(962)	$(54)	$(3)	$6,178

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2004	2003
	(Millions of Dollars)
OPERATING ACTIVITIES
Net income	$482	$465
PRINCIPAL NON-CASH CHARGES (CREDITS) TO INCOME
Depreciation and amortization	356	342
Deferred income taxes	404	321
Common equity component of allowance for funds used during construction	(18)	(10)
Prepaid pension costs (net of capitalized amounts)	(104)	(124)
Other non-cash items (net)	53	(43)
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable - customers, less allowance for uncollectibles	47	(143)
Materials and supplies, including fuel oil and gas in storage	(37)	(73)
Prepayments, other receivables and other current assets	(412)	(355)
Recoverable energy costs	(8)	22
Accounts payable	(13)	(31)
Pensions and retiree benefits	5	7
Accrued taxes	(71)	59
Accrued interest	(3)	9
Deferred charges and other regulatory assets	(146)	(31)
Deferred credits and other regulatory liabilities	73	86
Transmission congestion contracts	82	79
Other assets	11	(20)
Other liabilities	3	(17)
NET CASH FLOWS FROM OPERATING ACTIVITIES	704	543
INVESTING ACTIVITIES
Utility construction expenditures (excluding capitalized support costs of $33 in 2004 and 2003)	(918)	(862)
Cost of removal less salvage	(99)	(90)
Common equity component of allowance for funds used during construction	18	10
Demolition and remediation costs for First Avenue properties	(16)	(20)
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(1,015)	(962)
FINANCING ACTIVITIES
Net proceeds from short-term debt	17	237
Retirement of long-term debt	(823)	(805)
Issuance of long-term debt	920	575
Application of funds held for redemption of long-term debt	—	275
Debt issuance costs	(14)	(21)
Capital contribution by parent	513	378
Common stock dividend to parent	(293)	(268)
Preferred stock dividends	(8)	(8)
NET CASH FLOWS FROM FINANCING ACTIVITIES	312	363
CASH AND TEMPORARY CASH INVESTMENTS:
NET CHANGE FOR THE PERIOD	1	(56)
BALANCE AT BEGINNING OF PERIOD	33	88
BALANCE AT END OF PERIOD	$34	$32
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$225	$244
Income taxes	$127	$90

The accompanying notes are an integral part of these financial statements.

Orange and Rockland Utilities, Inc.

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

	September 30, 2004	December 31, 2003
	(Millions of Dollars)
ASSETS
UTILITY PLANT, AT ORIGINAL COST
Electric	$810	$773
Gas	326	318
General	121	119
TOTAL	1,257	1,210
Less: Accumulated depreciation	388	373
NET	869	837
Construction work in progress	25	29
NET PLANT	894	866
CURRENT ASSETS
Cash and temporary cash investments	17	9
Restricted cash	1	1
Accounts receivable - customers, less allowance for uncollectible accounts of $2 in 2004 and 2003	46	57
Accrued unbilled revenue	17	18
Other receivables, less allowance for uncollectible accounts of $2 in 2004 and 2003	3	8
Accounts receivable from affiliated companies	25	11
Gas in storage, at average cost	51	29
Materials and supplies, at average cost	6	6
Prepayments	29	17
Other current assets	16	10
TOTAL CURRENT ASSETS	211	166
DEFERRED CHARGES, REGULATORY ASSETS AND NONCURRENT ASSETS
Regulatory assets	232	221
Other deferred charges and noncurrent assets	19	16
TOTAL DEFERRED CHARGES, REGULATORY ASSETS AND NONCURRENT ASSETS	251	237
TOTAL ASSETS	$1,356	$1,269

The accompanying notes are an integral part of these financial statements.

Orange and Rockland Utilities, Inc.

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

	September 30, 2004	December 31, 2003
	(Millions of Dollars)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION
Common shareholder’s equity (See Statement of Common Shareholder’s Equity)	$382	$370
Long-term debt	344	301
TOTAL CAPITALIZATION	726	671
NONCURRENT LIABILITIES
Provision for injuries and damages	11	10
Pensions and retiree benefits	97	98
Superfund and other environmental costs	55	40
Hedges on variable rate long-term debt	16	17
TOTAL NONCURRENT LIABILITIES	179	165
CURRENT LIABILITIES
Notes payable	3	15
Long-term debt due within one year	3	—
Accounts payable	72	71
Accounts payable to affiliated companies	36	33
Customer deposits	15	14
Accrued taxes	5	4
Accrued interest	7	6
Other current liabilities	8	8
TOTAL CURRENT LIABILITIES	149	151
DEFERRED CREDITS AND REGULATORY LIABILITIES
Deferred income taxes and investment tax credits	190	183
Regulatory liabilities	111	95
Other deferred credits	1	4
TOTAL DEFERRED CREDITS AND REGULATORY LIABILITIES	302	282
TOTAL CAPITALIZATION AND LIABILITIES	$1,356	$1,269

The accompanying notes are an integral part of these financial statements.

Orange and Rockland Utilities, Inc.

CONSOLIDATED INCOME STATEMENT

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
	(Millions of Dollars)
OPERATING REVENUES
Electric	$159	$180	$400	$414
Gas	21	19	149	143
TOTAL OPERATING REVENUES	180	199	549	557
OPERATING EXPENSES
Purchased power	75	73	198	195
Gas purchased for resale	12	11	91	91
Other operations and maintenance	45	62	128	129
Depreciation and amortization	8	8	25	26
Taxes, other than income taxes	12	13	37	39
Income taxes	10	9	23	24
TOTAL OPERATING EXPENSES	162	176	502	504
OPERATING INCOME	18	23	47	53
OTHER INCOME (DEDUCTIONS)
Investment and other income	—	(3)	1	(1)
Other deductions	—	—	—	(2)
TOTAL OTHER INCOME (DEDUCTIONS)	—	(3)	1	(3)
INTEREST EXPENSE
Interest on long-term debt	5	5	14	15
Other interest	—	—	1	1
NET INTEREST EXPENSE	5	5	15	16
NET INCOME	$13	$15	$33	$34

The accompanying notes are an integral part of these financial statements.

Orange and Rockland Utilities, Inc.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
	(Millions of Dollars)
NET INCOME	$13	$15	$33	$34
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES
Investment in marketable securities, net of $0, $2, $0 and $2 taxes in 2004 and 2003, respectively	—	3	—	3
Minimum pension liability adjustments, net of $(1) taxes in 2004	—	—	(1)	—
Unrealized gains (losses) on derivatives qualified as hedges, net of $0, $1, $2 and $1 taxes in 2004 and 2003, respectively	—	1	2	1
Less: Reclassification adjustment for gains included in net income, net of $0, $0, $1 and $0 taxes in 2004 and 2003, respectively	—	—	1	—
TOTAL OTHER COMPREHENSIVE INCOME, NET OF TAXES	—	4	—	4
COMPREHENSIVE INCOME	$13	$19	$33	$38

The accompanying notes are an integral part of these financial statements.

Orange and Rockland Utilities, Inc.

CONSOLIDATED STATEMENT OF COMMON SHAREHOLDER’S EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

(MILLIONS OF DOLLARS/EXCEPT SHARE DATA)

(UNAUDITED)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total
	Shares	Amount
BALANCE AS OF DECEMBER 31, 2002	1,000	$—	$194	$169	$(15)	$348

Net income				16		16
Common stock dividend to parent				(7)		(7)
BALANCE AS OF MARCH 31, 2003	1,000	$—	$194	$178	$(15)	$357

Net income				3		3
Common stock dividend to parent				(7)		(7)
BALANCE AS OF JUNE 30, 2003	1,000	$—	$194	$174	$(15)	$353

Net income				15		15
Common stock dividend to parent				(7)		(7)
Other comprehensive income					4	4
BALANCE AS OF SEPTEMBER 30, 2003	1,000	$—	$194	$182	$(11)	$365

BALANCE AS OF DECEMBER 31, 2003	1,000	$—	$194	$186	$(10)	$370

Net income				15		15
Common stock dividend to parent				(7)		(7)
Other comprehensive loss					(2)	(2)
BALANCE AS OF MARCH 31, 2004	1,000	$—	$194	$194	$(12)	$376

Net income				5		5
Common stock dividend to parent				(7)		(7)
Other comprehensive income					2	2
BALANCE AS OF JUNE 30, 2004	1,000	$—	$194	$192	$(10)	$376

Net income				13		13
Common stock dividend to parent				(7)		(7)
BALANCE AS OF SEPTEMBER 30, 2004	1,000	$—	$194	$198	$(10)	$382

The accompanying notes are an integral part of these financial statements.

Orange and Rockland Utilities, Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2004	2003
	(Millions of Dollars)
OPERATING ACTIVITIES
Net income	$33	$34
PRINCIPAL NON-CASH CHARGES (CREDITS) TO INCOME
Depreciation and amortization	25	26
Deferred income taxes	5	29
Gain on non-utility property	—	(1)
Other non-cash items (net)	(1)	(16)
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable - customers, less allowance for uncollectibles	11	(11)
Accounts receivable from affiliated companies	(14)	(7)
Materials and supplies, including gas in storage	(22)	(17)
Prepayments, other receivables and other current assets	(12)	(18)
Recoverable energy costs	89	(14)
Accounts payable	1	(7)
Accounts payable to affiliated companies	3	(4)
Pensions and retiree benefits	(1)	(2)
Accrued taxes	1	3
Accrued interest	1	(1)
Deferred charges and other regulatory assets	(96)	23
Deferred credits and regulatory liabilities	(1)	(2)
Other assets	(1)	(1)
Other liabilities	27	9
NET CASH FLOWS FROM OPERATING ACTIVITIES	48	23
INVESTING ACTIVITIES
Utility construction expenditures	(51)	(42)
Cost of removal less salvage	(2)	(2)
Proceeds from sale of land	—	2
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(53)	(42)
FINANCING ACTIVITIES
Net proceeds from (payments of) short-term debt	(9)	77
Issuance of long-term debt	43	—
Retirement of long-term debt	—	(35)
Common stock dividend to parent	(21)	(21)
NET CASH FLOWS FROM FINANCING ACTIVITIES	13	21
CASH AND TEMPORARY CASH INVESTMENTS:
NET CHANGE FOR THE PERIOD	8	2
BALANCE AT BEGINNING OF PERIOD	9	2
BALANCE AT END OF PERIOD	$17	$4
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$12	$15
Income Taxes	29	19

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

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note A - Earnings per Common Share

Reference is made to “Earnings per Common Share” in Note A to the financial statements included in Item 8 of the Form 10-K. For the three and nine months ended September 30, 2004 and 2003, respectively, Con Edison’s basic and diluted EPS are calculated as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Millions of Dollars, except per share amounts/Shares in Millions)	2004	2003*	2004	2003
Net income for common stock	$246	$257	$487	$478
Average number of shares outstanding - Basic	241.5	225.0	233.9	219.5
Add: Incremental shares attributable to effect of potentially dilutive securities	0.7	1.0	0.7	0.9
Average number of shares outstanding - Diluted	242.2	226.0	234.6	220.4
EARNINGS PER COMMON SHARE - BASIC	$1.02	$1.17	$2.08	$2.18
EARNINGS PER COMMON SHARE - DILUTED	$1.01	$1.16	$2.08	$2.17

*	Earnings per share for the three months ended September 30, 2003 represent the change between the earnings per share for the nine months ended September 30, 2003 and the six months ended June 30, 2003.

The computation of diluted earnings per share excludes 7.8 million and 7.2 million Con Edison common shares for the three months ended September 30, 2004 and 2003, respectively, because the exercise prices of the options were greater than the average closing market price of the common shares during these periods. Similarly, for the nine months ended September 30, 2004 and 2003, 7.7 million and 7.3 million common shares were excluded from the diluted earnings per share computations.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note B - Stock-Based Compensation

Reference is made to “Stock-Based Compensation” in Note A to the financial statements in Item 8 of the Form 10-K. The following tables illustrate the effect on net income and earnings per share for the three and nine months ended September 30, 2004 and 2003, respectively, if the Companies had applied fair value recognition provisions for purposes of recognizing stock-based compensation expense:

	For the Three Months Ended September 30,
	Con Edison*		Con Edison of New York		O&R
(Millions of Dollars, except per share amounts/Shares in Millions)	2004	2003* *	2004	2003	2004	2003
Net income for common stock, as reported	$246	$257	$233	$253	$13	$15
Add: Stock-based compensation expense included in reported net income, net of related tax effects	1	1	1	—	—	—
Deduct: Total stock-based compensation expense determined under fair value method for all awards, net of related tax effects	4	1	2	1	—	—
Pro forma net income for common stock	$243	$257	$232	$252	$13	$15
Average number of shares outstanding - Basic	241.5	225.0
Add: Incremental shares attributable to effect of dilutive securities	0.7	1.0
Average number of shares outstanding - Diluted	242.2	226.0
Earnings per share:
Basic - as reported	$1.02	$1.17
Basic - pro forma	$1.01	$1.16
Diluted - as reported	$1.01	$1.16
Diluted - pro forma	$1.00	$1.15
*	Represents the consolidated financial results of Con Edison and all of its subsidiaries.
**	Earnings per share for the three months ended September 30, 2003 represent the change between the earnings per share for the nine months ended September 30, 2003 and the six months ended June 30, 2003.

	For the Nine Months Ended September 30,
	Con Edison*		Con Edison of New York		O&R
(Millions of Dollars, except per share amounts/Shares in Millions)	2004	2003	2004	2003	2004	2003
Net income for common stock, as reported	$487	$478	$474	$457	$33	$34
Add: Stock-based compensation expense included in reported net income, net of related tax effects	4	2	3	2	1	—
Deduct: Total stock-based compensation expense determined under fair value method for all awards, net of related tax effects	8	6	6	5	1	—
Pro forma net income for common stock	$483	$474	$471	$454	$33	$34
Average number of shares outstanding - Basic	233.9	219.5
Add: Incremental shares attributable to effect of dilutive securities	0.7	0.9
Average number of shares outstanding - Diluted	234.6	220.4
Earnings per share:
Basic - as reported	$2.08	$2.18
Basic - pro forma	$2.07	$2.16
Diluted - as reported	$2.08	$2.17
Diluted - pro forma	$2.06	$2.15
*	Represents the consolidated financial results of Con Edison and all of its subsidiaries.

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

Regulatory assets and liabilities at September 30, 2004 and December 31, 2003 were comprised of the following items:

	Con Edison		Con Edison of New York		O&R
(Millions of Dollars)	2004	2003	2004	2003	2004	2003
Regulatory assets
Future federal income tax	$634	$629	$593	$589	$41	$40
Recoverable energy costs	187	264	184	176	3	88
Sale costs - First Avenue properties	173	157	173	157	—	—
Environmental remediation costs	170	155	115	116	55	39
Sale of nuclear generating plant, including interest	141	178	141	178	—	—
World Trade Center restoration costs	103	68	103	68	—	—
Property tax reconciliation	92	41	92	41	—	—
Transition bond charges	75	—	—	—	75	—
Retirement program costs	74	77	29	33	45	44
Workers’ compensation	50	51	50	51	—	—
Revenue taxes	49	48	48	45	1	3
Electric interference costs	44	—	44	—	—	—
Unbilled gas revenue	44	44	44	44	—	—
Asbestos-related costs	39	39	38	38	1	1
NYS tax law changes	38	23	38	23	—	—
Collection agent deferral	21	—	21	—	—	—
Other	112	87	101	81	11	6
Total Regulatory Assets	$2,046	$1,861	$1,814	$1,640	$232	$221
Regulatory liabilities
Allowance for cost of removal less salvage	$738	$777	$682	$721	$56	$56
Transmission congestion contracts	366	284	366	284	—	—
NYISO reconciliation	139	134	139	134	—	—
Gain on divestiture	56	56	55	55	1	1
Deposit from sale of First Avenue properties	50	50	50	50	—	—
Electric excess earnings	50	49	50	49	—	—
Gas rate plan - World Trade Center recovery	36	36	36	36	—	—
DC service incentive	35	38	35	38	—	—
NYS tax law changes	31	18	31	18	—	—
Interest on federal income tax refund	29	29	29	29	—	—
Gas interruptible sales credits	29	26	29	26	—	—
Accrued electric rate reduction	25	33	25	32	—	1
Refundable energy costs	25	21	—	—	25	21
Gain on disposition of property - W. 45 St.	24	6	24	6	—	—
2004 gas and steam rate plan deferred charges	24	—	24	—	—	—
Gas interference reconciliation	22	12	22	12	—	—
Steam special franchise tax	15	10	15	10	—	—
Gas interference - cost sharing	11	10	11	10	—	—
Other	154	144	125	128	29	16
Total Regulatory Liabilities	$1,859	$1,733	$1,748	$1,638	$111	$95

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

In April 2004, Con Edison of New York filed a request with the New York State Public Service Commission (PSC) to increase charges for electric service by $550 million (6.7 percent increase), effective April 2005. The filing with the PSC reflects a return on equity of 12 percent and a common equity ratio of 48.8 percent. The filing includes a proposal for a multi-year rate plan to continue the proposed level of charges through March 2008 provided that charges would be adjusted, effective April 2006 and April 2007, to reflect additions to utility plant in service, property taxes, changes in pension and retiree health expense, and the impact, if any, of reconciling certain cost elements from the prior rate year. In addition, the filing would continue the provisions pursuant to which fuel and purchased power costs are recovered from customers on a current basis. In September 2004, the staff of the PSC and other parties filed cases opposing the increase requested by the company. The staff recommended that base rates not be changed (some other parties recommended increases). The position of staff and the other parties opposing the requested increase generally reflected returns on common equity ranging from 9.0% to 9.5% and common equity ratios of approximately 45%. The company filed its rebuttal and updated case in October 2004. The rate increase sought in the update has been reduced from $550 million to $472 million, primarily to reflect lower projected property tax and insurance costs and an increase in customer credits arising from transmission auctions conducted by the New York Independent System Operator. In November 2004, an Administrative Law Judge issued a procedural ruling regarding the potential settlement of this proceeding, in which he indicated that agreement in principle had been reached on many issues and that negotiations are continuing on several issues.

In May 2004, Con Edison of New York entered into a Joint Proposal with the staff of the PSC and other parties with respect to the rates the company can charge its customers for gas and steam services. The Joint Proposal was approved by the PSC in September 2004. The approved gas rate plan covers the three-year period from October 1, 2004 through September 30, 2007, and provides increases in gas base rates of $46.8 million, effective October 1, 2004, with deferral accounting to be used to allocate the income statement effect of the increase over the term of the agreement. The rate increase is net of $17.5 million (pre-tax) the company agreed to apply for customer benefit to resolve various issues, for which the company recognized a charge upon approval of the gas rate plan in September 2004. In addition to this rate increase, the company will retain the first $35 million of net revenues from non-firm customer transactions for each year of the rate plan.

The approved steam rate plan covers the two-year period from October 1, 2004 through September 30, 2006, and provides for increases in steam base rates of $49.6 million, effective October 1, 2004, and $27.4 million, effective October 1, 2005. The increases are net of $6.2 million (pre-tax) the company agreed to apply for customer benefit to resolve various issues, for which the company recognized a charge upon approval of the steam rate plan in September 2004.

Additional provisions of the gas and steam rate plans include: earnings in excess of an 11.75 percent return on common equity (based upon the actual average common equity ratio, subject to a maximum

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

common equity ratio of 50 percent of capitalization) would be shared equally with customers; pension and other post-employment benefit costs allocable to gas and steam businesses are to be reconciled to the amounts for such costs reflected in rates, with the difference deferred as a regulatory asset or liability, as the case may be, for future recovery from or refund to customers; opportunities to retain for shareholders a percentage of annual gas net revenues from non-firm customer transactions (20 percent of revenues between $35 million and $50 million, 25 percent between $50 million and $70 million and 10 percent over $70 million), and to earn an incentive of up to $8.5 million over the period of the rate plan depending upon the number of customers that migrate to retail access; continuation of provisions for the recovery from customers on a current basis of the cost of fuel, purchased gas and steam and for the recovery of environmental remediation expenses; continuation of provisions pursuant to which the effects of weather on gas income are moderated; and continuation of the deferral as a regulatory asset or liability, subject to certain limitations, of differences between actual costs and amounts reflected in rates for property taxes and the cost of moving facilities to avoid interfering with governmental projects (interference costs).

In July 2004, the New Jersey Board of Public Utility Commissioners approved the Phase II petition of O&R’s New Jersey utility subsidiary, Rockland Electric (RECO), to increase base rates annually by $2.7 million (2.0% increase), effective August 1, 2004. The Phase II proceeding addressed the recovery of certain costs not included in RECO’s last base rate change, which was effective August 1, 2003. The Phase II decision provides for the recovery of carrying costs for the Upper Saddle River and Darlington substation projects and specified additional reliability programs. Also in July 2004, a special purpose entity formed by RECO (which is included in its consolidated financial statements) issued $46.3 million of 5.22% Transition Bonds and used the proceeds thereof to purchase from RECO the right to be paid a Transition Bond Charge (TBC) and associated tax charges by its customers relating to certain costs incurred to provide basic generation service to customers. The TBC replaces a Transition Recovery Charge (TRC), a temporary surcharge put in place effective August 1, 2003.

In October 2004, Pike County Light & Power Company filed a request with the Pennsylvania Public Utility Commission (PUC) to increase charges for gas service by $0.2 million (11.7% increase), effective December 3, 2004. The filing with the PUC represents the first request to increase rates that cover the delivery of natural gas in more than 10 years.

Note D - Environmental Matters

Superfund Sites

Hazardous substances, such as asbestos, polychlorinated biphenyls (PCBs) and coal tar, have been used or generated in the course of operations of the Utilities and their predecessors and are present at sites and in facilities and equipment they currently or previously owned, including sites at which gas was manufactured or stored.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

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

For the three and nine months ended September 30, 2004, Con Edison of New York incurred approximately $21 million and $36 million, respectively, for environmental remediation costs; O&R incurred approximately $1 million in the nine months ended September 30, 2004. Insurance recoveries of $15 million were received by Con Edison of New York during the nine months ended September 30, 2004, $14 million of which reduced related regulatory assets, with the remainder credited to expense.

The accrued liabilities and regulatory assets related to Superfund Sites for the Companies at September 30, 2004 and December 31, 2003 were as follows:

	Con Edison		Con Edison of New York		O&R
(Millions of Dollars)	2004	2003	2004	2003	2004	2003
Accrued liabilities:
Manufactured gas plant sites	$141	$145	$87	$106	$54	$39
Other Superfund Sites	51	48	50	47	1	1
Total	$192	$193	$137	$153	$55	$40
Regulatory assets	$170	$155	$115	$116	$55	$39

Most of the accrued Superfund Site liability relates to Superfund Sites that have been investigated, in whole or in part. As investigations progress on these and other sites, the Companies expect that additional liability will be accrued, the amount of which is not presently determinable but may be

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

material. The Utilities are permitted under their current rate agreements to recover or defer as regulatory assets (for subsequent recovery through rates) site investigation and remediation costs.

Con Edison of New York estimated in 2002 that for its manufactured gas sites, many of which have not been investigated, its aggregate undiscounted potential liability for the investigation and remediation of coal tar and/or other manufactured gas plant-related environmental contaminants could range from approximately $65 million to $1.1 billion. O&R estimated in 2004 that for its manufactured gas sites, each of which has been investigated, the aggregate undiscounted potential liability for the remediation of such contaminants could range from approximately $31 million to $87 million. These estimates were based on the assumption that there is contamination at each of the Con Edison of New York sites and additional assumptions regarding the extent of contamination and the type and extent of remediation that may be required. Actual experience may be materially different.

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

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

The accrued liabilities for asbestos suits and workers’ compensation proceedings (including those related to asbestos exposure) and the amounts deferred as regulatory assets for the Companies at September 30, 2004 and December 31, 2003 were as follows:

	Con Edison		Con Edison of New York		O&R
(Millions of Dollars)	2004	2003	2004	2003	2004	2003
Accrued liability - asbestos suits	$39	$39	$38	$38	$1	$1
Regulatory assets - asbestos suits	$39	$39	$38	$38	$1	$1
Accrued liability - workers’ compensation	$126	$126	$121	$122	$5	$4
Regulatory assets - workers’ compensation	$50	$51	$50	$51	$—	$—

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

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

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

In May 2004, the District Court ruled that the Northeast Utilities’ shareholders who may pursue the lost premium claim against Con Edison are the holders of Northeast Utilities’ common stock on March 5, 2001 and the District Court therefore dismissed Northeast Utilities’ lost premium claim. The District Court certified its ruling regarding the lost premium claim for interlocutory appeal to the United States Court of Appeals for the Second Circuit (the Court of Appeals), and in June 2004 Northeast Utilities filed its motion for leave to appeal the issue to the Court of Appeals. The District Court further certified for interlocutory appeal its March 2003 determination that Northeast Utilities’ shareholders are intended third-party beneficiaries under the merger agreement, and in June 2004 Con Edison filed its motion for leave to appeal the issue to the Court of Appeals. In October 2004, the Court of Appeals granted both Con Edison’s motion and Northeast Utilities’ motion.

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

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

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

Note F - East 11th Street Accident

In January 2004, a woman died when she came into contact with the metal frame of a Con Edison of New York service box that had been installed in a New York City street. The frame was energized by a low voltage cable. Upon an investigation, it was learned that in January 2003 the cable was repaired by the company in a manner that varied from its written procedures. Following this accident, the company tested for stray voltage all the underground structures (transformer vaults, manholes and service boxes) on its electric distribution and transmission system. The company also tested municipally-owned street light poles supplied directly from the company’s distribution system. The company corrected any stray voltage found at the locations where voltage was measured. The company has committed to conduct annual stray voltage testing of the underground structures on its electric distribution system.

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

In July 2004, the PSC proposed rules to require that all New York State electric utilities establish formal safety and reliability testing and inspection programs based on requirements to be established by the PSC. The proposal includes a provision requiring Con Edison of New York to complete certain street light maintenance within three months of the adoption of the proposed rules. In October 2004, New York City enacted a law requiring local electric companies to conduct annual testing and inspections of their electrical related infrastructure.

The Utilities believe that their utility systems are safe and reliable. The Companies, however, are unable to predict whether or not any proceedings or other actions relating to this accident will have a material adverse effect on their financial condition, results of operations or liquidity.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note G - Other Material Contingencies

Lease In/Lease Out Transactions

As part of a broad initiative, the Internal Revenue Service is reviewing certain categories of transactions. Among these are transactions in which a taxpayer leases property and then immediately subleases it back to the lessor (termed “Lease In/Lease Out,” or LILO transactions). In 1997 and 1999, Con Edison Development entered into two LILO transactions, involving gas distribution and electric generating facilities in the Netherlands, with a total investment of $259 million. The transaction was financed with $93 million of equity and $166 million of non-recourse, long-term debt secured by the underlying assets. At September 30, 2004, the company’s investment of $212 million in these leveraged leases, net of deferred tax liabilities of $159 million, amounted to $53 million, which was included at cost on Con Edison’s consolidated balance sheet. On audit, the Internal Revenue Service has proposed that the tax losses recognized in connection with the 1997 LILO transaction be disallowed for the tax year 1997. Con Edison believes its position is correct and is currently appealing the auditors’ proposal within the Internal Revenue Service. The estimated tax savings from the two LILO transactions during the tax years 1997 through September 2004, in the aggregate, is $114 million.

Collection Agent Termination

In April 2004, Con Edison of New York terminated arrangements with a collection agent, which also processed payments for other large corporations and governmental agencies. The New York State Banking Department suspended the license of the collection agent. In addition, the collection agent consented to an involuntary bankruptcy proceeding commenced against it by a group of its unsecured creditors.

The collection agent has not forwarded to the company an estimated $21 million of payments it received from the company’s customers. The company is continuing to review the matter and the possible recovery of these payments from the bankrupt’s estate, insurance or other sources.

In April 2004, the company reflected the possible loss of these payments on its balance sheet and recorded an offsetting regulatory asset. The company filed a petition with the PSC in connection with this matter.

The company offers its customers a number of ways to pay their bills, including by mail, direct payment, internet or telephone, and at customer service walk-in centers and other collection agents.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note H - Derivative Instruments and Hedging Activities

Reference is made to Note P to the financial statements in Item 8 of the Form 10-K.

Energy Price Hedging

Con Edison’s subsidiaries hedge market price fluctuations associated with physical purchases and sales of electricity and natural gas by using derivative instruments including futures, options, forwards, basis swaps, transmission congestion contracts and financial transmission rights contracts. The fair values of these hedges at September 30, 2004 and December 31, 2003 were as follows:

	Con Edison			Con Edison of New York		O&R
(Millions of Dollars)	2004	2003		2004	2003	2004	2003
Fair value of net assets	$83	$33	*	$36	$15	$16	$5
*	The fair value at December 31, 2003 includes net assets previously classified as energy trading contracts.

Cash Flow Hedges

Con Edison’s subsidiaries designate a portion of derivative instruments as cash flow hedges under Statement of Financial Accounting Standards (SFAS) No. 133.

The following table presents selected information related to these cash flow hedges included in accumulated other comprehensive income (OCI) at September 30, 2004:

	Maximum Term			Accumulated Other Comprehensive Income/ (Loss) Net of Tax			Portion Expected to be Reclassified to Earnings during the Next 12 Months
(Term in Months/Millions of Dollars)	Con Edison	Con Edison of New York	O&R	Con Edison	Con Edison of New York	O&R	Con Edison	Con Edison of New York	O&R
Energy Price Hedges	27	15	15	$9	$—	$1	$7	$—	$—

The actual amounts that will be reclassified to earnings may vary from the expected amounts presented above as a result of changes in market prices. The effect of reclassification from accumulated OCI to earnings will generally be offset by the recognition of the hedged transaction in earnings.

The unrealized net gains and losses relating to the hedge ineffectiveness of these cash flow hedges that were recognized in net earnings for the three and nine month periods ended September 30, 2004 and 2003, respectively, were immaterial to the results of operations of the Companies for those periods.

Other Derivatives

The Companies enter into certain derivative instruments that do not qualify or are not designated as hedges under SFAS No. 133. However, management believes these instruments represent economic hedges that mitigate exposure to fluctuations in commodity prices. The Utilities, with limited exceptions, recover all gains and losses on these instruments. See “Recoverable Energy Costs” in Note A to the

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

financial statements in Item 8 of the Form 10-K. Con Edison’s unregulated subsidiaries record unrealized gains and losses on these derivative contracts in earnings in the reporting period in which they occur. For the three months ended September 30, 2004 unrealized gains on these contracts amounted to $12 million, while $2 million of unrealized losses were recorded for the 2003 period. For the nine months ended September 30, 2004 unrealized gains of $11 million were recorded as compared with $7 million in unrealized losses for 2003. In 2003, most of these contracts were classified as energy trading.

Interest Rate Hedging

Con Edison’s subsidiaries use interest rate swaps to manage interest rate exposure associated with debt. The fair values of these interest rate swaps at September 30, 2004 and December 31, 2003 were as follows:

	Con Edison		Con Edison of New York		O&R
(Millions of Dollars)	2004	2003	2004	2003	2004	2003
Fair value of interest rate swaps	$(20)	$(23)	$1	$1	$(16)	$(17)

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

The following table presents selected information related to these cash flow hedges included in accumulated OCI at September 30, 2004:

	Accumulated Other Comprehensive Income/(Loss) Net of Tax		Portion Expected to be Reclassified to Earnings during the Next 12 Months
(Millions of Dollars)	Con Edison	O&R	Con Edison	O&R
Interest Rate Swaps	$(12)	$(10)	$(3)	$(1)

The actual amounts that will be reclassified may vary from the expected amounts presented above as a result of changes in interest rates. Since these costs are recovered in rates the reclassification has no impact on O&R’s results of operations.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note I - Financial Information By Business Segment

Reference is made to Note O to the financial statements in Item 8 of Form 10-K.

The financial data for the business segments are as follows:

	For the Three Months Ended September 30,
	Operating Revenues		Intersegment Revenues		Depreciation and Amortization		Operating Income
(Millions of Dollars)	2004	2003	2004	2003	2004	2003	2004	2003
Con Edison of New York
Electric	$2,009	$2,070	$3	$5	$96	$92	$323	$343
Gas	161	165	1	1	19	18	4	(1)
Steam	88	95	—	1	5	5	(21)	(5)
Total Con Edison of New York	$2,258	$2,330	$4	$7	$120	$115	$306	$337
O&R
Electric	$159	$180	$—	$—	$6	$6	$21	$26
Gas	21	19	—	—	2	2	(3)	(3)
Total O&R	$180	$199	$—	$—	$8	$8	$18	$23
Unregulated Subsidiaries	$305	$273	$—	$4	$13	$11	$2	$—
Other	—	(1)	(4)	(11)	—	—	—	1
Total Con Edison	$2,743	$2,801	$—	$—	$141	$134	$326	$361

	For the Nine Months Ended September 30,
	Operating Revenues		Intersegment Revenues		Depreciation and Amortization		Operating Income
(Millions of Dollars)	2004	2003	2004	2003	2004	2003	2004	2003
Con Edison of New York
Electric	$4,838	$4,891	$8	$10	$285	$274	$589	$582
Gas	962	988	2	2	56	54	102	106
Steam	415	429	1	2	15	14	12	28
Total Con Edison of New York	$6,215	$6,308	$11	$14	$356	$342	$703	$716
O&R
Electric	$400	$414	$—	$—	$18	$20	$40	$45
Gas	149	143	—	—	7	6	7	8
Total O&R	$549	$557	$—	$—	$25	$26	$47	$53
Unregulated Subsidiaries	$837	$684	$—	$4	$35	$25	$15	$11
Other	—	(1)	(11)	(18)	—	—	2	2
Total Con Edison	$7,601	$7,548	$—	$—	$416	$393	$767	$782

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note J - Guarantees

Con Edison and its unregulated subsidiaries enter into various agreements providing financial or performance assurance primarily to third parties on behalf of their subsidiaries. In addition, a Con Edison Development subsidiary has issued guarantees on behalf of entities in which it has an equity interest. Con Edison’s guarantees had maximum limits totaling $948 million at September 30, 2004 of which $243 million was outstanding.

The following table summarizes, by type and term, the total maximum amount of guarantees:

	Maximum Amount
Guarantee Type	0-3 years	4-10 years	> 10 years	Total
	(Millions of Dollars)
Commodity transactions	$649	$36	$124	$809
Affordable housing program	—	49	—	49
Intra-company guarantees	5	—	47	52
Other guarantees	17	11	10	38
TOTAL	$671	$96	$181	$948

For a description of guarantee types, see Note S to the financial statements in Item 8 of the Form 10-K.

Note K - Related Party Transactions

Reference is made to Notes A and U to the Utilities’ financial statements in Item 8 of the Form 10-K.

The costs of administrative and other services provided by Con Edison of New York and O&R to, and received from, Con Edison and its subsidiaries for the three and nine months ended September 30, 2004 and 2003 were as follows:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	Con Edison of New York		O&R		Con Edison of New York		O&R
(Millions of Dollars)	2004	2003	2004	2003	2004	2003	2004	2003
Costs of Services Provided	$17	$10	$3	$3	$43	$27	$10	$10
Costs of Services Received	$13	$6	$6	$6	$32	$19	$17	$15

In addition, O&R purchased from Con Edison of New York $42 million and $16 million of natural gas for the three months ended September 30, 2004 and 2003, respectively, and $107 million and $103 million for the nine month periods, respectively. O&R purchased from Con Edison of New York $7 million and $14 million of electricity for the three and nine months ended September 30, 2003, respectively. O&R also purchased from Con Edison Energy $1 million and $8 million of electricity for its New Jersey regulated subsidiary, for the three and nine months ended September 30, 2004, respectively, and $4 million for both the three and nine months ended September 30, 2003, pursuant to a statewide energy auction.

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

Net Periodic Benefit Cost

The components of the Companies’ net periodic benefit costs for the three and nine months ended September 30, 2004 and 2003 were as follows:

	Three Months Ended September 30,
	Con Edison		Con Edison of New York		O&R
(Millions of Dollars)	2004	2003	2004	2003	2004	2003
Service cost - including administrative expenses	$26	$33	$24	$31	$2	$2
Interest cost on projected benefit obligation	100	135	93	128	7	7
Expected return on plan assets	(157)	(211)	(151)	(205)	(6)	(6)
Amortization of net actuarial (gain)/loss	(11)	(32)	(14)	(34)	3	2
Amortization of prior service costs	2	5	2	4	—	1
NET PERIODIC BENEFIT COST	$(40)	$(70)	$(46)	$(76)	$6	$6
Amortization of regulatory asset*	1	1	1	1	—	—
TOTAL PERIODIC BENEFIT COST	$(39)	$(69)	$(45)	$(75)	$6	$6
Cost capitalized	12	21	13	22	(1)	(1)
Cost deferred	(2)	(3)	—	—	(2)	(3)
Cost (credited)/charged to operating expenses	$(29)	$(51)	$(32)	$(53)	$3	$2
*	Relates to increases in Con Edison of New York’s pension obligations of $33 million from a 1993 special retirement program and $45 million from a 1999 special retirement program.

	Nine Months Ended September 30,
	Con Edison		Con Edison of New York		O&R
(Millions of Dollars)	2004	2003	2004	2003	2004	2003
Service cost - including administrative expenses	$78	$70	$72	$64	$6	$6
Interest cost on projected benefit obligation	307	285	287	265	20	20
Expected return on plan assets	(482)	(443)	(465)	(425)	(17)	(18)
Amortization of net actuarial (gain)/loss	(30)	(63)	(39)	(70)	9	7
Amortization of prior service costs	8	10	8	9	—	1
NET PERIODIC BENEFIT COST	$(119)	$(141)	$(137)	$(157)	$18	$16
Amortization of regulatory asset*	3	3	3	3	—	—
TOTAL PERIODIC BENEFIT COST	$(116)	$(138)	$(134)	$(154)	$18	$16
Cost capitalized	35	40	39	44	(4)	(4)
Cost deferred	(2)	(9)	—	—	(2)	(9)
Cost (credited)/charged to operating expenses	$(83)	$(107)	$(95)	$(110)	$12	$3

*	Relates to increases in Con Edison of New York’s pension obligations of $33 million from a 1993 special retirement program and $45 million from a 1999 special retirement program.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Contributions

The Companies’ policy is to fund their accounting costs to the extent that such funding is tax deductible. Con Edison is not required under funding regulations and laws to make any contributions to the pension plan for 2004 and 2003. The following table summarizes the expected and actual discretionary contributions to the plan for 2004 and 2003:

(Millions of Dollars)	(Estimate) 2004	2003
Con Edison of New York	$—	$—
O&R	22	18
Unregulated subsidiaries	2	—
Con Edison	$24	$18

Note M - Other Postretirement Benefits

Reference is made to Note F to the financial statements in Item 8 of the Form 10-K.

Net Periodic Benefit Cost

The components of the Companies’ net periodic other postretirement benefit costs for the three and nine months ended September 30, 2004 and 2003 were as follows:

	Three Months Ended September 30,
	Con Edison		Con Edison of New York		O&R
(Millions of Dollars)	2004	2003	2004	2003	2004	2003
Service cost	$3	$5	$2	$4	$1	$1
Interest cost on accumulated other postretirement benefit obligation	20	32	17	30	3	2
Expected return on plan assets	(21)	(32)	(19)	(31)	(2)	(1)
Amortization of net actuarial loss	10	18	9	17	1	1
Amortization of prior service costs	(4)	(7)	(4)	(6)	—	(1)
Amortization of transition obligation	1	1	1	1	—	—
NET PERIODIC OTHER POSTRETIREMENT BENEFIT COST	$9	$17	$6	$15	$3	$2
Cost capitalized	(2)	(5)	(1)	(4)	(1)	(1)
Cost deferred	4	—	5	—	(1)	—
Cost charged to operating expenses	$11	$12	$10	$11	$1	$1

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

	Nine Months Ended September 30,
	Con Edison		Con Edison of New York		O&R
(Millions of Dollars)	2004	2003	2004	2003	2004	2003
Service cost	$8	$7	$6	$5	$2	$2
Interest cost on accumulated other postretirement benefit obligation	57	48	50	42	7	6
Expected return on plan assets	(60)	(46)	(56)	(43)	(4)	(3)
Amortization of net actuarial loss	30	28	26	24	4	4
Amortization of prior service costs	(11)	(9)	(11)	(8)	—	(1)
Amortization of transition obligation	3	2	3	2	—	—
NET PERIODIC OTHER POSTRETIREMENT BENEFIT COST	$27	$30	$18	$22	$9	$8
Cost capitalized	(8)	(8)	(5)	(6)	(3)	(2)
Cost deferred	3	(3)	5	—	(2)	(3)
Cost charged to operating expenses	$22	$19	$18	$16	$4	$3

The Companies’ net periodic other postretirement benefit costs for the 2004 periods shown above reflect the Medicare Prescription Drug, Improvement and Modernization Act of 2003. As a result of the Act, Con Edison’s other postretirement benefit costs for the full year 2004 will be reduced by $28 million ($26 million is for Con Edison of New York and $2 million for O&R), a portion of which is being deferred in accordance with the Utilities’ rate agreements.

Contributions

The following table summarizes the expected and actual contributions to the other postretirement benefit plans for 2004 and 2003:

(Millions of Dollars)	(Estimate) 2004	2003
Con Edison of New York	$22	$38
O&R	9	8
Unregulated subsidiaries	1	—
Con Edison	$32	$46

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

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

As discussed in Note I to the financial statements in Item 8 of Form 10-K, Con Edison of New York and O&R have long-term contracts with non-utility generators (NUGs) for electric generating capacity and energy. Assuming performance by the NUGs, the Utilities are obligated over the terms of the contracts (which extend for various periods, up to 2036) to make capacity and other fixed payments, as well as variable payments for energy costs.

Under FIN 46R specific disclosures must be made in situations where a company is unable to obtain sufficient information to apply the Interpretation. Con Edison and Con Edison of New York did not apply FIN 46R to six VIEs because again in the third quarter requests were made of the counterparties, and the information necessary to determine whether Con Edison of New York is the primary beneficiary of the respective entities was not made available. Significant contract terms are listed in the table below:

Entity	Equity Owner	Output (MW)	Under Contract (MW)	Contract Start Date		Contract Term
Selkirk Unit 2	Selkirk Cogen Partners, LP	345	265	Sept. 1994		20 Years
Brooklyn Navy Yard	Brooklyn Navy Yard Cogeneration Partners, LP	325	286	Nov. 1996		40 Years
Linden Cogeneration	East Coast Power, LLC	755	645	May 1992		25 Years
Indeck Corinth	Indeck Energy Services of Corinth, Inc.	140	128	July 1995		20 Years
Independence	Sithe/Independence Partners, LP	1000	740	Nov. 1994		20 Years
Astoria Energy	Astoria Energy, LLC	552	500	May 2006	*	10 Years
*	Scheduled

The following is a summary of the company’s payments to the six NUGs as described above:

	12 Months Ended December 31,			Three Months Ended September 30,		Nine Months Ended September 30,
(Millions of Dollars)	2003	2002	2001	2004	2003	2004	2003
Selkirk Unit 2	$170	$144	$151	$46	$43	$134	$128
Brooklyn Navy Yard	129	102	109	33	31	96	97
Linden Cogeneration	452	345	365	123	118	350	357
Indeck Corinth	91	82	80	28	26	82	78
Independence	127	125	124	32	32	96	95
Astoria Energy	—	—	—	—	—	—	—

Con Edison of New York recovers the costs associated with its NUG contracts pursuant to its current electric rate agreement. See “Recoverable Energy Costs” in Note A to the financial statements in Item 8 of the Form 10-K. If capacity and energy are not delivered under the PPAs, Con Edison of

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

New York may be required to purchase power on the open market. However, the company expects that it would be allowed to recover any such replacement costs.

Con Edison Development, a wholly owned subsidiary of Con Edison, owns 80% of Lakewood Cogeneration, LP (Lakewood), which owns and operates a 237 MW facility located in Lakewood, New Jersey. The facility generates electric power for sale under a 20-year PPA with Jersey Central Power & Light that began on November 8, 1996. Con Edison Development is the primary beneficiary of Lakewood and, therefore, is not required to deconsolidate Lakewood under FIN 46R.

Note O - Lower Manhattan Restoration

Con Edison of New York estimates that it will incur $430 million of costs, net of insurance payments, for emergency response to the September 11, 2001 attack on the World Trade Center, and for resulting temporary and subsequent permanent restoration of electric, gas and steam transmission and distribution facilities damaged in the attack. Most of the costs are expected to be capital in nature. The company estimates that $86 million of the costs will be covered by insurance, of which $76 million has been received as of September 30, 2004. In December 2001, the company filed a petition with the PSC for authorization to defer the costs. It expects the PSC to permit recovery from customers of the costs, net of any federal reimbursement, insurance payments and tax savings. In August 2002, Congress appropriated funds for which the company is eligible to apply to recover costs it incurred in connection with the attack. In accordance with the procedural guidelines for disbursement of the federal funds, the company has received two installments totaling $63 million as of September 30, 2004. The company will submit additional applications when appropriate. At September 30, 2004, the company had capitalized $181 million of such costs as utility plant and deferred $103 million, including interest, as a regulatory asset; these amounts are net of reimbursements to that date.

In addition, based upon New York City’s announced plans for improvement projects in lower Manhattan, including a transportation hub, the company anticipates that over the next five to ten years it may incur up to $250 million in incremental interference costs in lower Manhattan. The company expects that it would recover any such costs from customers through the utility ratemaking process.

Note P - New Financial Accounting Standards

In March 2004, the Emerging Issues Task Force (EITF) reached a consensus, Issue No. 03-1 “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments,” regarding disclosures about unrealized losses on available-for-sale debt and equity securities accounted for under FASB Statements No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations.” This guidance for evaluating whether an investment is other than temporarily impaired was to be applied to evaluations made in reporting periods beginning after June 15, 2004. In September 2004,

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

the FASB staff released FASB Staff Position (FSP) EITF 03-1-1, which delays the effective date for the measurement and recognition guidance contained in EITF Issue No. 03-1. However, the FSP does not suspend the requirement to recognize other-than-temporary impairments as required by existing authoritative literature. The effective portions of the consensus have not had a material impact on the Companies’ financial position, results of operation or liquidity.

In May 2004, the FASB issued FSP No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” which is effective for periods beginning after June 15, 2004. This FSP supersedes FSP FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” The Companies elected to recognize the effects of the Act in 2003. The adoption of FSP 106-2 did not have any additional material impact on the Companies’ financial position, results of operation or liquidity. See Note F to the financial statements in Item 8 of the Form 10-K.

In July 2004, the EITF reached consensus on Issue No. 02-14, “Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock,” which is effective for reporting periods beginning after September 15, 2004. An investor that has the ability to exercise significant influence over the operating and financial policies of the investee should apply the equity method of accounting only when it has an investment in common stock and/or an investment that is in-substance common stock. The adoption of this consensus is not expected to have a material impact on the Companies’ financial position, results of operation, or liquidity.

In September 2004, the EITF reached a consensus, Issue No. 04-10, “Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds,” which is effective for fiscal years ending after October 13, 2004. The consensus indicated that operating segments that do not meet the quantitative thresholds specified in SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” may be aggregated under certain circumstances. The adoption of this EITF consensus is not expected to have a material impact on the Companies’ financial position, results of operations or liquidity.

NOTE Q - CON EDISON COMMUNICATIONS

Con Edison is currently considering a potential sale of Con Edison Communications. Any sale would be subject to review or approval by the City of New York, the PSC and various federal, state and local regulators. As of September 30, 2004, Con Edison Communications had net plant of $45 million and liabilities of $13 million. The contemplated sale should not have a material impact on Con Edison’s financial position, results of operations or liquidity.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON, CON EDISON OF NEW YORK AND O&R)

This combined management’s discussion and analysis of financial condition and results of operations (MD&A) relates to the separate interim consolidated financial statements in Part I, Item 1 of this report (the Third Quarter Financial Statements) of three separate registrants: Consolidated Edison, Inc. (Con Edison), Consolidated Edison Company of New York, Inc. (Con Edison of New York) and Orange and Rockland Utilities, Inc. (O&R, and together with Con Edison of New York, the “Utilities”). The Utilities are subsidiaries of Con Edison and, as such, information in this MD&A about each of the Utilities also applies to Con Edison.

As used in this report, the term the “Companies” refers to each of the three separate registrants: Con Edison, Con Edison of New York and O&R. However, neither of the Utilities makes any representation as to information in this report relating to Con Edison or the subsidiaries of Con Edison other than itself.

This MD&A should be read in conjunction with the Third Quarter Financial Statements and the notes thereto and the MD&A in Item 7 of the Companies’ combined Annual Report on Form 10-K for the year ended December 31, 2003 (File Nos. 1-14514, 1-1217 and 1-4315, the Form 10-K) and the MD&A in Part I, Item 2 of their combined Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2004 and June 30, 2004 (File Nos. 1-14514, 1-1217 and 1-4315, the First Quarter Form 10-Q and the Second Quarter Form 10-Q, respectively).

Information in the notes to the Third Quarter Financial Statements that is referred to in this MD&A is hereby incorporated by reference herein. The use of terms such as “see” or “refer to” shall be deemed to incorporate by reference into this MD&A the information to which reference is made.

CORPORATE OVERVIEW

Con Edison’s principal business operations are those of the Utilities. Con Edison also has unregulated subsidiaries that compete in energy-related and telecommunications industries.

Certain financial data of Con Edison’s subsidiaries is presented below:

	Three Months Ended September 30, 2004				Nine Months Ended September 30, 2004				At September 30, 2004
(Millions of Dollars)	Operating Revenues		Net Income		Operating Revenues		Net Income		Assets
Con Edison of New York	$2,258	82%	$233	95%	$6,215	82%	$474	97%	$19,059	85%
O&R	180	7%	13	5%	549	7%	33	7%	1,356	6%
Total Utilities	2,438	89%	246	100%	6,764	89%	507	104%	20,415	91%
Con Edison Communications	8	—%	(4)	(2)%	24	—%	(10)	(2)%	45	—%
Con Edison Development	116	4%	10	4%	336	5%	2	—%	1,301	6%
Con Edison Energy	2	—%	(1)	—%	22	—%	—	—%	117	—%
Con Edison Solutions	184	7%	(1)	—%	473	6%	2	—%	133	1%
Other[a]	(5)	—%	(4)	(2)%	(18)	—%	(14)	(2)%	374	2%
Total Con Edison	$2,743	100%	$246	100%	$7,601	100%	$487	100%	$22,385	100%

[a]	Represents inter-company and parent company accounting.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON, CON EDISON OF

NEW YORK AND O&R) — CONTINUED

Con Edison’s net income for common stock for the three months ended September 30, 2004 was $246 million or $1.02 a share compared with earnings of $257 million or $1.17 a share for the three months ended September 30, 2003. Net income for common stock for the nine months ended September 30, 2004 was $487 million or $2.08 a share compared with earnings of $478 million or $2.18 for the nine months ended September 30, 2003. The three and nine months ended September 30, 2004 results reflect after-tax charges totaling $15 million in accordance with Con Edison of New York’s gas and steam rates (see Note C to the Third Quarter Financial Statements). For additional earnings information, see “Results of Operations - Summary,” below. For additional segment financial information, see Note I to the Third Quarter Financial Statements and “Results of Operations,” below.

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

The Utilities are primarily “wires and pipes” energy delivery companies that deliver energy in their service areas subject to extensive federal and state regulation. The Utilities’ customers buy this energy from the Utilities, or from other suppliers through the Utilities’ retail access programs. The Utilities purchase substantially all of the energy that they sell to their customers (which comprises more than half of the energy the Utilities deliver) pursuant to firm contracts or through wholesale energy markets, and recover (generally on a current basis) the cost of the energy sold, pursuant to approved rate plans.

Con Edison anticipates that the Utilities will provide substantially all of its earnings over the next few years. The Utilities’ earnings will depend on various factors including demand for utility service and their ability to charge rates for their services that reflect the costs of service, including a return on invested equity capital.

The factors affecting demand for utility service include weather and economic conditions. In January 2004, Con Edison of New York and O&R each experienced a new winter peak load for electricity. Con Edison of New York set electric delivery records for the month in six of the first nine months of 2004 and O&R in seven of the first nine months. The peak electric loads for Con Edison of New York and O&R for the first nine months of 2004 were 11,327 MW and 1,330 MW, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON, CON EDISON OF

NEW YORK AND O&R) — CONTINUED

Because the energy delivery infrastructure must be adequate to meet demand in peak periods with a high level of reliability, the Utilities’ capital investment plans reflect in great part actual growth in electric peak load adjusted to summer design weather conditions, as well as forecasted growth in peak loads. On this basis, Con Edison of New York’s weather-adjusted peak load in the summer of 2004 was 12,775 MW, 1.4 percent higher than the adjusted peak load in 2003. The company estimates that, under design weather conditions, the 2005 service area peak load will be 13,025 MW. The forecasted average annual growth rate of the electric peak load over the next five years is 1.5 percent. The company anticipates an ongoing need for substantial capital investment in order to meet this load growth with the exceptionally high level of reliability that it currently provides (see “Capital Requirements,” below).

The Utilities have rate plans approved by state utility regulators that cover the rates they can charge their customers. Con Edison of New York has an electric rate plan (approved in November 2000) that ends in March 2005, and has filed a request with the New York Public Service Commission (PSC) to increase rates effective April 2005. The company has new gas and steam rate plans (approved in September 2004), effective October 1, 2004 through September 30, 2007 and October 1, 2004 through September 30, 2006, respectively. Among other things, the company’s request to increase electric rates and the new gas and steam rate plans address the increased construction expenditures and related costs incurred and expected to be incurred to meet increasing customer demand and reliability needs. O&R has rate plans (for its electric and gas services in New York) that extend through October 31, 2006. Pursuant to the Utilities’ rate plans, charges to customers may not be changed during the respective terms of the rate plans other than for recovery of the costs incurred for energy supply and limited other exceptions. The rate plans require the Utilities to share with customers earnings in excess of specified rates of return on equity. Changes in delivery volumes are reflected in operating income (except to the extent that weather-normalization provisions apply to the gas businesses). See Note C to the Third Quarter Financial Statements, and “Rate and Restructuring Agreements” in Note B, to the financial statements in Item 8 of the Form 10-K.

Accounting rules and regulations for public utilities include Statement of Financial Accounting Standards (SFAS) No. 71, “Accounting for the Effects of Certain Types of Regulation,” pursuant to which the economic effects of rate regulation are reflected in financial statements. See “Application of Critical Accounting Policies,” below.

In June 2004, Con Edison of New York and O&R reached collective bargaining agreements representing in each case about two-thirds of each of the company’s employees.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON, CON EDISON OF

NEW YORK AND O&R) — CONTINUED

UNREGULATED BUSINESSES

Con Edison’s unregulated subsidiaries participate in competitive businesses and are subject to different risks than the Utilities. The company recognized impairment charges for its unregulated telecommunications and generation businesses in the fourth quarter of 2003. See Note H to the financial statements in Item 8 of the Form 10-K. At September 30, 2004, Con Edison’s investment in its unregulated subsidiaries was $666 million and the unregulated subsidiaries’ total assets amounted to $1.6 billion.

Consolidated Edison Solutions, Inc. (Con Edison Solutions) sells electricity to delivery customers of the Utilities and other utilities in the Northeast and Mid-Atlantic regions and also offers energy-related services. The company sold approximately 6.9 million megawatt hours of electricity to customers during the 12 months ended September 30, 2004 and served approximately 29,000 electric customers.

Consolidated Edison Development, Inc. (Con Edison Development) owns and operates generating plants and participates in other infrastructure projects. At September 30, 2004, the company owned equity representing the equivalent of 1,668 MW of capacity in electric generating facilities of which 224 MW are sold under long-term purchase power agreements and the balance is sold on the wholesale electricity markets.

Consolidated Edison Energy, Inc. (Con Edison Energy) provides energy and capacity to Con Edison Solutions and others and markets the output of plants owned or operated by Con Edison Development. The company also provides risk management services to Con Edison Solutions and Con Edison Development.

Con Edison Communications, LLC (Con Edison Communications) builds and operates fiber optic networks to provide telecommunications services. The company’s assets, which at September 30, 2004 amounted to $45 million, include network facilities and over 400 miles of fiber optic cable that has been installed in the New York City metropolitan area, primarily through Con Edison of New York’s underground conduits and other rights of way. Con Edison is currently considering a potential sale of Con Edison Communications. Any sale would be subject to review or approval by the City of New York, the PSC and various federal, state and local regulators. The contemplated sale should not result in a significant after-tax gain or loss. See Note Q to the Third Quarter Financial Statements.

RESULTS OF OPERATIONS - SUMMARY

Con Edison’s earnings per share for the three months ended September 30, 2004 were $1.02 ($1.01 on a diluted basis) as compared to $1.17 ($1.16 on a diluted basis) for the 2003 period. Con Edison’s

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON, CON EDISON OF

NEW YORK AND O&R) — CONTINUED

earnings per share for the nine months ended September 30, 2004 were $2.08 ($2.08 on a diluted basis) as compared to $2.18 ($2.17 on a diluted basis) for the 2003 period.

The earnings per share calculations reflect the issuance of additional Con Edison common shares discussed below under “Cash Flows From Financing Activities.”

Earnings for the three and nine months ended September 30, 2004 and 2003 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions of Dollars)	2004	2003	2004	2003
Con Edison of New York	$233	$253	$474	$457
O&R	13	15	33	34
Con Edison Communications	(4)	(6)	(10)	(19)
Con Edison Development	10	2	2	1
Con Edison Energy	(1)	1	—	2
Con Edison Solutions	(1)	(1)	2	13
Other[a]	(4)	(7)	(14)	(10)
CON EDISON	$246	$257	$487	$478
[a]	Represents inter-company and parent company accounting.

Con Edison’s earnings for the three months ended September 30, 2004 were $11 million lower than the 2003 period, reflecting the following major factors (after tax, in millions):

Con Edison of New York:
Impact of weather in 2004 on net revenues versus 2003 (estimated)	$(11)
Sales growth and other revenue factors (estimated)	4
Increased pensions and other post-retirement benefits costs	(12)
Higher depreciation and property tax expense	(8)
Higher operations and maintenance expense	(3)
Lower interest expense, principally on long-term debt	3
Allowance for funds used during construction and other income	6
Gas and steam rate plan charges	(15)
Other, principally tax benefits	16
Total Con Edison of New York	(20)
O&R	(2)
Unregulated subsidiaries and parent company	11
Total	$(11)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON, CON EDISON OF

NEW YORK AND O&R) — CONTINUED

Con Edison’s earnings for the nine months ended September 30, 2004 were $9 million higher than the 2003 period, reflecting the following major factors (after tax, in millions):

Con Edison of New York:
Impact of weather in 2004 on net revenues versus 2003 (estimated)	$(3)
Sales growth and other revenue factors (estimated)	20
Increased pensions and other post-retirement benefits costs	(11)
Regulatory accounting	5
Higher depreciation and property tax expense	(22)
Higher operations and maintenance expense	(4)
Lower interest expense, principally on long-term debt	7
Allowance for funds used during construction and other income	20
Gas and steam rate plan charges	(15)
Other, principally tax benefits	20
Total Con Edison of New York	17
O&R	(1)
Unregulated subsidiaries and parent company	(7)
Total	$9

See “Results of Operations” below for further discussion and analysis of results of operations.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

The Companies’ financial statements reflect the application of their accounting policies, which conform to accounting principles generally accepted in the United States of America. The Companies’ critical accounting policies include industry-specific accounting applicable to regulated public utilities, accounting for pensions and other postretirement benefits, contingencies, long-lived assets, derivative instruments, goodwill and leases. See “Application of Critical Accounting Policies” in Item 7 of the Form 10-K.

In accordance with SFAS No. 71, “Accounting for the Effects of Certain Types of Regulations,” and consistent with the gas and steam rate plans approved by the PSC in September 2004, effective October 1, 2004, Con Edison of New York will defer as a regulatory asset or liability, as the case may be, any difference between expenses recognized under SFAS No. 87, “Employers’ Accounting for Pensions” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” allocable to gas and steam operations and the amounts reflected in gas and steam rates for such expenses. The company’s pending petition for an electric rate increase includes a similar proposal to reconcile pension expense allocable to electric operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON, CON EDISON OF

NEW YORK AND O&R) — CONTINUED

LIQUIDITY AND CAPITAL RESOURCES

The Companies’ liquidity reflects cash flows from operating, investing and financing activities, as shown on their respective consolidated statements of cash flows included in Part I, Item 1 of this report and as discussed below. See “Liquidity and Capital Resources” in Item 7 of the Form 10-K. Changes in the Companies’ cash and temporary cash investments resulting from operating, investing and financing activities for the nine months ended September 30, 2004 and 2003 are summarized as follows:

	Con Edison			Con Edison of New York			O&R
(Millions of Dollars)	2004	2003	Variance	2004	2003	Variance	2004	2003	Variance
Operating activities	$797	$553	$244	$704	$543	$161	$48	$23	$25
Investing activities	(1,109)	(1,095)	(14)	(1,015)	(962)	(53)	(53)	(42)	(11)
Financing activities	333	473	(140)	312	363	(51)	13	21	(8)
Net change	$21	$(69)	$90	$1	$(56)	$57	$8	$2	$6
Balance at beginning of period	49	118	(69)	33	88	(55)	9	2	7
Balance at end of period	$70	$49	$21	$34	$32	$2	$17	$4	$13

Cash Flows from Operating Activities

For the Companies, cash flows from operating activities for the nine months ended September 30, 2004, as compared with the 2003 period, reflect net income (see “Results of Operations,” below) and for Con Edison and Con Edison of New York reflect higher deferred income tax expense, offset by increased other receivables, deferred charges and other regulatory assets, and decreased accrued taxes.

The Utilities’ cash flows from operating activities reflect principally their energy sales and deliveries and cost of operations. The volume of energy sales and deliveries is dependent primarily on factors external to the Utilities, such as weather and economic conditions. The prices at which the Utilities sell energy to their customers are determined in accordance with rate plans approved by the state public utility regulatory authority having jurisdiction. See “Regulatory Matters” below. In general, changes in the Utilities’ cost of energy (which impact customer accounts receivable, recoverable energy costs and accounts payable balances) may affect the timing of cash flows but not net income because the costs are recovered in accordance with the rate plans. See “Recoverable Energy Costs” in Note A to the financial statements in Item 8 of the Form 10-K.

Net income for common stock is the result of both cash and non-cash (or accrual) transactions. Only cash transactions affect the Companies’ cash flows from operating activities. Principal non-cash charges include depreciation and deferred taxes. For Con Edison and Con Edison of New York, principal non-cash credits include prepaid pension costs. Pension credits result from past favorable performance in Con

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON, CON EDISON OF

NEW YORK AND O&R) — CONTINUED

Edison of New York’s pension fund and assumptions about future performance. See “Application of Critical Accounting Policies—Accounting for Pensions and Other Postretirement Benefits” in Item 7 of the Form 10-K, “Application of Critical Accounting Policies,” above, Notes E and F to the financial statements in Item 8 of the Form 10-K and Note L to the Third Quarter Financial Statements.

Cash Flows Used in Investing Activities

Cash flows used in investing activities of the Companies for the nine months ended September 30, 2004 as compared with the 2003 period reflect increased Utility construction expenditures and, for Con Edison, also reflect decreased construction expenditures by its unregulated subsidiaries.

Cash Flows From Financing Activities

Cash flows from financing activities for the nine months ended September 30, 2004 as compared with the 2003 period reflect the issuance through public offerings of 14 million and 9.6 million Con Edison common shares in the 2004 and 2003 periods, resulting in net proceeds of $513 million and $378 million, respectively, which Con Edison invested in Con Edison of New York. In addition, Con Edison issued common shares through its dividend reinvestment and employee stock plans (2004: 2.0 million shares for $48 million; 2003: 1.8 million shares for $47 million).

Cash flows from financing activities also reflect decreased commercial paper issuance (shown on the consolidated balance sheets in Part I, Item 1 of this report as “Notes payable”). Commercial paper outstanding at September 30, 2004 for Con Edison (on a consolidated basis), Con Edison of New York and O&R was $173 million, $117 million and $3 million, respectively. The weighted average yield was 1.82 percent.

Net cash flows from financing activities during the nine months ended September 30, 2004 and 2003 reflect Con Edison of New York’s (unless otherwise noted) refunding and issuance of long-term debt as follows:

2004

•	Issued $245 million of variable rate, tax exempt Facilities Revenue Bonds, with various maturity dates between 28 and 35 years, the proceeds of which were used to redeem in advance of maturity fixed rate tax exempt Facilities Revenue Bonds, 5 1/4% due 2020, 5 3/8% due 2022, and 6.0% due 2028;

•	Issued $200 million 4.7% 10-year debentures and $200 million 5.7% 30-year debentures, the proceeds of which were used to redeem in advance of maturity $150 million 7.125% debentures due 2029 and for general corporate purposes;

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON, CON EDISON OF

NEW YORK AND O&R) — CONTINUED

•	Redeemed at maturity $150 million 7.625% 12-year debentures;

•	Issued $275 million 4.7% 5-year debentures, the proceeds of which were used in July to redeem in advance of maturity $275 million 7.35% 40-year debentures due 2039; and

•	O&R’s New Jersey utility subsidiary issued through a special purpose entity (which is included in the consolidated financial statements of Con Edison and O&R) $46.3 million of 5.22% Transition Bonds (see Note C to the Third Quarter Financial Statements).

2003

•	Redeemed in advance of maturity $275 million 7.75% 35-year, Subordinated Deferrable Interest Debentures due 2026, using cash held for that purpose at December 31, 2002;

•	Redeemed at maturity $150 million 6.375% 10-year debentures and issued $175 million 5.875% 30-year debentures;

•	Redeemed in advance of maturity $380 million 7.5% 30-year debentures due 2023 using the net proceeds from the issuance of $200 million 3.85% 10-year debentures and $200 million 5.1% percent 30-year debentures;

•	Con Edison issued $200 million 3.625% 5-year debentures; and

•	O&R redeemed at maturity $35 million 6.56% 10-year debentures using proceeds from the issuance of commercial paper.

Changes in Assets and Liabilities

The following table shows significant changes in assets and liabilities at September 30, 2004 compared with December 31, 2003 that have impacted the Companies’ consolidated statements of cash flows.

(Millions of Dollars)	Con Edison 2004 vs. 2003 Variance	Con Edison of New York 2004 vs. 2003 Variance	O&R 2004 vs. 2003 Variance
Assets:
Other receivables, less allowance for uncollectible accounts	$134	$113	$(5)
Prepayments	173	162	12
Prepaid pension costs	137	137	—
Other current assets	157	127	6
Regulatory assets	185	174	11
Liabilities:
Deferred income taxes and investment tax credits	462	410	7
Regulatory liabilities - transmission congestion contracts	82	82	—

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON, CON EDISON OF

NEW YORK AND O&R) — CONTINUED

Other receivables, less allowance for uncollectible accounts increased due primarily to a federal income tax benefit in the 2004 period associated with higher plant related deductions for tax purposes.

Prepayments for Con Edison of New York increased due primarily to the unamortized portion of property taxes paid in July 2004. Property taxes are generally paid in January and July of each year and amortized to expense over a six-month period.

Prepaid pension costs for Con Edison and Con Edison of New York increased due to the recognition of the current period’s pension credits.

Other current assets for Con Edison and Con Edison of New York increased due primarily to higher derivative assets (see Note H to the Third Quarter Financial Statements) and collateral provided to the New York Independent System Operator (NYISO) to support energy and capacity payments.

Regulatory assets for Con Edison of New York increased due to the deferral of electric interference costs and World Trade Center deferrals. See Note C to the financial statements for further details on the changes in regulatory assets.

Deferred income taxes and investment tax credits increased for Con Edison and Con Edison of New York due primarily to higher plant related deductions for tax purposes.

Higher transmission congestion contracts amounts reflect additional proceeds from the sale through the NYISO of transmission rights on Con Edison of New York’s transmission system. Sale proceeds are deferred as a regulatory liability to be applied for customer benefit and, while they benefit cash flows, they do not affect net income. See Note C to the financial statements for further details on the changes in regulatory liabilities.

Capital Resources

At September 30, 2004, there was no material change in the Companies’ capital resources compared to those disclosed under “Capital Resources” in Item 7 of the Form 10-K and in Part I, Item 2 of the First Quarter Form 10-Q and the Second Quarter Form 10-Q.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON, CON EDISON OF

NEW YORK AND O&R) — CONTINUED

For the Companies, the ratio of earnings to fixed charges (Securities and Exchange Commission basis) for the nine months ended September 30, 2004, the 12 months ended December 31, 2003 and the nine months ended September 30, 2004 was:

	Earnings to Fixed Charges
	For the Nine Months Ended September 30, 2004	For the 12 Months Ended December 31, 2003	For the Nine Months Ended September 30, 2003
Con Edison	3.1	2.7	3.2
Con Edison of New York	3.7	3.4	3.5
O&R	4.5	4.5	4.3

For the Companies, the common equity ratio at September 30, 2004 and December 31, 2003 was:

	Common Equity Ratio
	September 30, 2004	December 31, 2003
Con Edison	49.9	48.0
Con Edison of New York	51.6	49.3
O&R	52.6	55.1

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

Capital Requirements

At September 30, 2004, there was no material change in the Companies’ capital requirements compared to those discussed under “Capital Requirements” in Item 7 of the Form 10-K and in Part I, Item 2 of the First Quarter Form 10-Q and the Second Quarter Form 10-Q, other than an increase in Con Edison of New York’s estimated 2004 utility construction expenditures to $1,230 million from $1,150 million. The holders of O&R’s $80 million 6 1/2% debentures due 2027 did not exercise their option to require the company to repay the debentures on December 1, 2004.

Contractual Obligations

At September 30, 2004, there were no material changes in the Companies’ contractual obligations compared to those at June 30, 2004. The Utilities recover substantially all of the costs they incur under their non-utility generator and gas supply, transportation and storage contracts pursuant to their approved rate plans. See “Recoverable Energy Costs” in Note A to the financial statements in Item 8 of the Form 10-K. The following table summarizes the Companies’ material obligations at September 30, 2004 to make payments pursuant to non-utility generator contracts, natural gas supply, transportation

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON, CON EDISON OF

NEW YORK AND O&R) — CONTINUED

and storage contracts, other purchase obligations, and unregulated subsidiary commodity and service agreements. As discussed in the footnotes to the following table, amounts for these categories of obligations included in the tables under “Contractual Obligations” in Item 7 of the Form 10-K and in Part I, Item 2 of the First Quarter Form 10-Q and Second Quarter Form 10-Q inadvertently omitted information about certain obligations, principally the cost of energy under certain existing contracts.

(Millions of Dollars)	Payments Due by Period
Purchase obligations	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Non-utility generator contracts
Con Edison of New York
Energy[a]	$12,920	$779	$1,416	$943	$9,782
Capacity	6,569	454	984	1,025	4,106
Total non-utility generator contracts[b]	$19,489	$1,233	$2,400	$1,968	$13,888
Natural gas supply, transportation and storage contracts[c]
Con Edison of New York
Natural gas supply	$1,368	$664	$587	$115	$2
Transportation and storage	628	131	220	160	117
Total Con Edison of New York	$1,996	$795	$807	$275	$119
O&R
Natural gas supply	$279	$138	$112	$29	$—
Transportation and storage	145	32	53	37	23
Total O&R	$424	$170	$165	$66	$23
Total natural gas supply, transportation and storage contracts	$2,420	$965	$972	$341	$142
Other purchase obligations[d]
Con Edison of New York	$1,628	$1,024	$460	$81	$63
O&R	122	61	42	13	6
Total other purchase obligations	$1,750	$1,085	$502	$94	$69
Unregulated subsidiary commodity and service agreements[e]	$1,117	$415	$432	$48	$222

[a]	Included in these amounts is the cost of minimum quantities of energy that the company is obligated to purchase at both fixed and variable prices.

[b]	Con Edison of New York’s contractual obligations under its non-utility generator contracts include the costs of energy and capacity that the company is obligated to purchase under the contracts described in Note N to the First Quarter Form 10-Q and the Second Quarter Form 10-Q and Notes I and T to the financial statements in Item 8 of the Form 10-K. The amounts shown in the table above include the cost of minimum quantities of energy under certain of the contracts, which the company inadvertently omitted from amounts shown under “Contractual Obligations” in Item 7 of the Form 10-K and in Part I, Item 2 of the First Quarter Form 10-Q and the Second Quarter Form 10-Q. Including these costs, the company’s contractual obligations under its non-utility generator contracts totaled $20 billion, $21 billion and $20 billion at December 31, 2003, March 31, 2004 and June 30, 2004, respectively.

[c]

Included in these amounts is the cost of minimum quantities of natural gas supply, transportation and storage that the Utilities are obligated to purchase at both fixed and variable prices. The amounts shown in the table above reflect increased market prices for natural gas supply and include the costs of minimum quantities under certain contracts, which the Utilities inadvertently omitted from amounts shown under “Contractual Obligations” in Item 7 of the Form 10-K and in Part I, Item 2 of the First Quarter Form 10-Q. Including

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON, CON EDISON OF

NEW YORK AND O&R) — CONTINUED

these costs, the Utilities’ contractual obligations under its natural gas supply, transportation and storage contracts totaled $1.8 billion, $1.6 billion and $1.5 billion at December 31, 2003, March 31, 2004 and June 30, 2004, respectively.

[d]	Amounts shown for other purchase obligations, which reflect capital and operations and maintenance costs incurred by the Utilities in running their day-to-day operations, were derived from the Utilities’ purchasing systems as the difference between the amounts authorized and the amounts paid (or vouchered to be paid) for each obligation. For many of these obligations, the Utilities are committed to purchase less than the amount authorized, typically a 10 percent commitment. Payments of the other purchase obligations are generally assumed to be made ratably over the term of the obligations. The amounts shown in the table above include certain contracts, that the company inadvertently omitted from amounts shown under “Contractual Obligations” in Item 7 of the Form 10-K and in Part 1, Item 2 of the First Quarter Form 10-Q and the Second Quarter Form 10-Q. Including these costs, Con Edison of New York’s contractual obligations under its other purchase obligations totaled $1.5 billion at December 31, 2003, March 31, 2004 and June 30, 2004. Other purchase obligations also include minimum obligations under oil storage and transportation contracts, totaling approximately $24 million, related to contracts initiated in July 2004.

[e]	Amounts represent commitments to purchase minimum quantities of electric energy and capacity, natural gas, natural gas pipeline capacity and generating plant services entered into by Con Edison’s unregulated subsidiaries. The amounts shown in the table above include the costs of gas that the company is obligated to purchase at variable prices under a contract, which the company inadvertently omitted from amounts shown under “Contractual Obligations” in Item 7 of the Form 10-K and in Part I, Item 2 of the First Quarter Form 10-Q and the Second Quarter Form 10-Q. Including these costs, the company’s contractual obligations under its unregulated subsidiary commodity and service agreements totaled $1.1 billion at December 31, 2003, March 31, 2004 and June 30, 2004.

ELECTRIC POWER REQUIREMENTS

At September 30, 2004, there was no material change in the Companies’ electric power requirements compared to those disclosed under “Electric Power Requirements” in Item 7 of the Form 10-K and in Part I, Item 2 of the Second Quarter Form 10-Q.

REGULATORY MATTERS

At September 30, 2004, there was no material change in the Companies’ regulatory matters compared to those disclosed under “Regulatory Matters” in Item 7 of the Form 10-K and in “Rate and Restructuring Agreements” in Note B to the financial statements in Item 8 of the Form 10-K, other than as described in Notes C and F to the Third Quarter Financial Statements.

FINANCIAL AND COMMODITY MARKET RISKS

The Companies are subject to various risks and uncertainties associated with financial and commodity markets. The most significant market risks include interest rate risk, commodity price risk, credit risk and investment risk for pension and other postretirement benefit plans. At September 30, 2004, there were no material changes to the risks discussed under “Financial and Commodity Market Risks” in Item 7 of the Form 10-K and in Part 1, Item 2 of the First Quarter Form 10-Q and the Second Quarter Form 10-Q other than with respect to commodity price risk and credit risk.

Commodity Price Risk

Con Edison estimates that, as of September 30, 2004, each 10 percent change in market prices would result in a change in fair value of $67 million for the derivative instruments used by the Utilities to hedge purchases of electricity and gas, of which $48 million is for Con Edison of New York and $19 million for O&R. Con Edison expects that any such change in fair value would largely offset changes in the cost of the electricity and gas to be purchased. In accordance with provisions approved by state regulators, the Utilities generally recover from customers the cost of the energy they sell to their

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON, CON EDISON OF

NEW YORK AND O&R) — CONTINUED

customers, including gains and losses on certain derivative instruments used to hedge energy purchased and related costs. See “Recoverable Energy Costs” in Note A to the financial statements in Item 8 of the Form 10-K.

Credit Risk

Con Edison’s unregulated energy subsidiaries had $118 million of credit exposure, net of collateral and reserves, at September 30, 2004, of which $95 million was with investment grade counterparties and $23 million was with the New York Mercantile Exchange or independent system operators.

Material Contingencies

For information concerning potential liabilities arising from the Companies’ material contingencies, see Notes D through G to the Third Quarter Financial Statements.

RESULTS OF OPERATIONS

Results of operations reflect, among other things, the Companies’ accounting policies (see “Application of Critical Accounting Policies,” above), rate plans that cover the rates the Utilities can charge their customers (see “Regulatory Matters,” above) and demand for utility service.

The Companies’ results of operations for the three and nine months ended September 30, 2004 were negatively affected by the lower-than-normal number of hot days during the summer months, which for the nine month period offset the benefit of the unusually warm spring. For Con Edison and Con Edison of New York, results for the three and nine month periods ended September 30, 2004, as compared to the 2003 periods, also reflect charges totaling $24 million ($15 million after tax) related to the new gas and steam rate plans (see Note C to the Third Quarter Financial Statements) and a reduction in net credits for pensions and other post-retirement benefits. In addition, higher depreciation and property taxes in 2004 reflect large continuing investments in energy delivery infrastructure. For additional information about major factors affecting 2004 earnings, see “Results of Operations – Summary,” above.

A discussion of the results of operations by principal business segment for the three and nine month periods ended September 30, 2004 and 2003 follows. For additional business segment financial information, see Note I to the Third Quarter Financial Statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON, CON EDISON OF

NEW YORK AND O&R) — CONTINUED

THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2003

The Companies’ results of operations for the three months ended September 30, 2004 compared with the three months ended September 30, 2003 were:

	Con Edison*		Con Edison of New York		O&R
(Millions of Dollars)	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent
Operating revenues	$(58)	(2.1)%	$(72)	(3.1)%	$(19)	(9.5)%
Purchased power	(5)	(0.4)	(33)	(3.4)	2	2.7
Fuel	17	13.0	13	15.3	—	—
Gas purchased for resale	(15)	(14.9)	(13)	(14.6)	1	9.1
Operating revenues less purchased power, fuel and gas purchased for resale (net revenues)	(55)	(4.1)	(39)	(3.3)	(22)	(19.1)
Other operations and maintenance	12	3.1	33	11.7	(17)	(27.4)
Depreciation and amortization	7	5.2	5	4.3	—	—
Taxes, other than income tax	(16)	(5.4)	(14)	(5.1)	(1)	(7.7)
Income tax	(23)	(13.3)	(32)	(18.8)	1	11.1
Operating income	(35)	(9.7)	(31)	(9.2)	(5)	(21.7)
Other income less deductions and related federal income tax	25	Large	5	50.0	3	Large
Net interest charges	1	0.9	(6)	(6.6)	—	—
Preferred stock dividend requirements	—	—	—	—	—	—
Net income for common stock	$(11)	(4.3)%	$(20)	(7.9)%	$(2)	(13.3)%
*	Represents the consolidated financial results of Con Edison and all of its subsidiaries.

CON EDISON OF NEW YORK

Electric

Con Edison of New York’s electric operating revenues decreased $61 million in the three months ended September 30, 2004 compared with the 2003 period, due primarily to lower recoverable purchased power in the 2004 period ($37 million) and a decrease in sales and deliveries ($16 million).

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON, CON EDISON OF

NEW YORK AND O&R) — CONTINUED

Con Edison of New York’s electric sales and deliveries, excluding off-system sales, for the third quarter of 2004 compared with the 2003 period were:

MILLIONS OF KWHS

	Three Months Ended		Variation	Percent Variation
Description	September 30, 2004	September 30, 2003
Residential/Religious	3,887	4,038	(151)	(3.7)%
Commercial/Industrial	4,720	5,178	(458)	(8.8)
Other	85	44	41	93.2
Total Full Service Customers	8,692	9,260	(568)	(6.1)
Retail access customers	4,051	3,579	472	13.2
Sub-total	12,743	12,839	(96)	(0.7)
NYPA, Municipal Agency and Other Sales	2,778	2,830	(52)	(1.8)
Total Service Area	15,521	15,669	(148)	(0.9)%

Electric sales and delivery volumes in Con Edison of New York’s service area decreased 0.9 percent in the three months ended September 2004 compared with 2003, reflecting the impact of milder summer weather, partially offset by the effect in the 2003 period of the regional power outage. After adjusting for weather and billing day variations in each period and the August 2003 power outage, electric sales and delivery volumes in Con Edison of New York’s service area in the 2004 quarter were equivalent to 2003. Weather-adjusted sales and delivery volumes represent an estimate of the sales and deliveries that would have been made if historical average weather conditions had prevailed.

Electric fuel costs increased $8 million in the three months ended September 30, 2004, primarily because the company’s generation plants were dispatched more frequently than the same period last year. Electric purchased power costs decreased $37 million, as compared with 2003 primarily due to lower purchased volumes, offset by higher unit costs.

Electric operating income decreased $20 million for the three months ended September 30, 2004 compared with 2003. The principal components of the decrease were lower net revenues (operating revenues less purchased power and fuel costs - $31 million), higher other operations and maintenance expense ($19 million, principally reduced pension credits), property taxes ($5 million) and depreciation ($4 million). The decrease was partially offset by lower income taxes ($23 million) and state and local taxes on revenues ($18 million).

Gas

Con Edison of New York’s gas operating revenues in the three months ended September 30, 2004 decreased $4 million compared with 2003 due primarily to the charge ($18 million) under the new gas

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON, CON EDISON OF

NEW YORK AND O&R) — CONTINUED

rate plan (see Note C to the Third Quarter Financial Statements). This decrease was partially offset by the reconciliation of gas distribution losses to levels reflected in rates, which resulted in a net benefit of $10 million, reflecting a $4 million incentive in 2004 compared with a $6 million charge in 2003.

Gas sales and deliveries, excluding off-system sales, for the third quarter of 2004 compared with the 2003 period were:

THOUSANDS OF DTHS

	Three Months Ended		Variation	Percent Variation
Description	September 30, 2004	September 30, 2003
Firm Sales
Residential	3,809	4,086	(277)	(6.8)%
General	4,699	4,713	(14)	(0.3)
Firm Transportation	2,147	1,989	158	7.9
Total Firm Sales and Transportation	10,655	10,788	(133)	(1.2)
Off Peak/Interruptible Sales	2,051	2,080	(29)	(1.4)
Non-Firm Transportation of Gas
NYPA	8,503	8,444	59	0.7
Generation Plants	17,003	22,740	(5,737)	(25.2)
Total NYPA and Generation Plants	25,506	31,184	(5,678)	(18.2)
Other	3,674	3,481	193	5.5
Total Sales and Transportation	41,886	47,533	(5,647)	(11.9)%

Sales and transportation volumes for firm customers decreased 1.2 percent in the 2004 period compared with 2003, reflecting the impact of weather. After adjusting for weather and billing day variations in each period and the August 2003 regional power outage, firm gas sales and transportation volumes in the company’s service area increased 1.3 percent in the 2004 period.

Non-firm transportation of customer-owned gas to NYPA, electric generators and other customers decreased in the three months ended September 30, 2004 as compared with 2003 because the relative prices of gas and fuel oil led the generators and other customers in the company’s gas service area to use oil rather than gas for a significant portion of their generation and other needs. The decline in gas usage had minimal impact on earnings due to the application of a fixed demand charge for local transportation.

Purchased gas costs decreased $13 million in the three months ended September 30, 2004 compared with 2003, due to lower delivered volumes and lower unit costs.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON, CON EDISON OF

NEW YORK AND O&R) — CONTINUED

Gas operating income increased $5 million in the three months ended September 30, 2004 compared with 2003, reflecting principally the reconciliation of gas distribution losses to levels reflected in rates, which resulted in a net benefit of $10 million (see above) and lower income tax ($1 million), partially offset by higher other operations and maintenance expense ($4 million, principally reduced pension credits) and depreciation expense ($1 million).

Steam

Con Edison of New York’s steam operating revenues and operating income decreased $7 million and $16 million, respectively, in the three months ended September 30, 2004 compared with the 2003 period. The lower revenues reflect the charge ($6 million) under the new steam rate plan (see Note C to the Third Quarter Financial Statements). This decrease in steam operating revenues was partially offset by higher revenues associated with increased recoverable costs for purchased power, reflecting higher sendout volumes and higher unit costs of fuel. The decrease in steam operating income was due primarily to lower net revenues ($16 million) and higher other operations and maintenance expense ($7 million, principally related to steam manhole expense), partially offset by lower income tax ($9 million).

Steam sales and deliveries for the third quarter of 2004 compared with the 2003 period were:

MILLIONS OF POUNDS

	Three Months Ended		Variation	Percent Variation
Description	September 30, 2004	September 30, 2003
General	23	24	(1)	(4.2)%
Apartment house	1,062	1,097	(35)	(3.2)
Annual power	4,259	4,427	(168)	(3.8)
Total Sales	5,344	5,548	(204)	(3.7)%

Steam sales and delivery volumes decreased 3.7 percent in the three months ended September 30, 2004 compared with 2003, reflecting primarily the impact of weather. After adjusting for weather and billing day variations in each period and the August 2003 regional power outage, steam sales and deliveries decreased 3.9 percent. Weather-adjusted sales and delivery volumes represent an estimate of the sales and deliveries that would have been made if historical average weather conditions had prevailed.

Taxes, Other than Income Taxes

Taxes, other than income taxes decreased $14 million in the three months ended September 30, 2004 compared with the 2003 period, due primarily to lower state and local taxes on revenues ($19 million), partially offset by higher property taxes ($6 million).

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON, CON EDISON OF

NEW YORK AND O&R) — CONTINUED

Income Taxes

Operating income taxes decreased $32 million in the three months ended September 30, 2004 compared with the 2003 period, due principally to lower taxable income in the 2004 period.

Other Income (Deductions)

Other income (deductions) increased $5 million in the three months ended September 30, 2004 compared with the 2003 period, due primarily to interest received related to federal income tax ($6 million).

Net Interest Expense

Net interest expense decreased $6 million for the three months ended September 30, 2004 compared with the 2003 period due principally to lower interest expense on long-term debt as a result of refinancing long-term debt at lower interest rates.

O&R

Electric

O&R’s electric operating revenues decreased $21 million in the three months ended September 30, 2004 compared with the 2003 period, due primarily to lower sales in 2004, attributable to milder weather in the period, the impact of accounting for the 2003 O&R electric rate agreement, and the rulings by the New Jersey Board of Public Utilities (NJBPU) on the Rockland Electric Company rate petitions discussed in Note B to the financial statements in Item 8 of the Form 10-K.

Electric sales and deliveries, excluding off-system sales, for the third quarter of 2004 compared with 2003 were:

MILLIONS OF KWHS

	Three Months Ended			Percent Variation
Description	September 30, 2004	September 30, 2003	Variation
Residential/Religious	531	564	(33)	(5.9)%
Commercial/Industrial	521	605	(84)	(13.9)
Other	28	32	(4)	(12.5)
Total Full Service Customers	1,080	1,201	(121)	(10.0)
Retail access customers	536	427	109	25.5
Total Service Area	1,616	1,628	(12)	(0.7)%

Electric sales and delivery volumes in O&R’s service area decreased 0.7 percent in the three months ended September 30, 2004 compared with 2003 reflecting principally the impact of weather. After

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON, CON EDISON OF

NEW YORK AND O&R) — CONTINUED

adjusting for weather variations in each period and the August 2003 power outage, electric sales and delivery volumes in O&R’s service area increased 1.5 percent in 2004 reflecting growth in usage and the number of customers.

Purchased power costs increased $2 million for the three months ended September 30, 2004 compared with 2003 reflecting an increase in the average unit cost offset by an increase in retail access participation by O&R customers and the impact of the 2003 rate decisions noted above.

Electric operating income decreased $5 million during the three months ended September 30, 2004 compared with 2003 as a result of lower deliveries, higher income taxes and the impact of the 2003 rate decisions noted above.

Gas

O&R’s gas operating revenues increased $2 million during the three months ended September 30, 2004 compared with 2003. The increase is due principally to higher recoverable costs for gas purchased for resale in 2004 and the impact of the 2003 gas rate agreement discussed in Note B to the financial statements in Item 8 of the Form 10-K.

Gas sales and deliveries, excluding off-system sales, for the third quarter of 2004 period compared with the 2003 period were:

THOUSANDS OF DTHS

	Three Months Ended		Variation	Percent Variation
Description	September 30, 2004	September 30, 2003
Firm Sales
Residential	651	701	(50)	(7.1)%
General	212	221	(9)	(4.1)
Firm Transportation	861	775	86	11.1
Total Firm Sales and Transportation	1,724	1,697	27	1.6
Off Peak/Interruptible Sales	1,605	1,613	(8)	(0.5)
Non-Firm Transportation of Gas
Generation Plants	171	825	(654)	(79.3)
Other	89	129	(40)	(31.0)
Total Sales and Transportation	3,589	4,264	(675)	(15.8)%

Sales and transportation volumes for firm customers increased 1.6 percent in the three months ended September 30, 2004 compared with 2003 reflecting the impact of weather. After adjusting for weather variations in each period and the August 2003 power outage, total firm sales and transportation volumes were 2.5 percent higher for the 2004 period compared with 2003.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON, CON EDISON OF

NEW YORK AND O&R) — CONTINUED

Non-firm transportation of customer-owned gas to electric generating plants decreased 79.3 percent for the three months ended September 30, 2004 as compared with 2003 because the relative prices of gas and fuel oil led electric generating plants in the company’s gas service area to use oil rather than gas for a significant portion of their generation. In addition, one area power plant has constructed a direct connection to a gas transmission provider. The decline in gas usage had minimal impact on earnings due to the application of a fixed demand charge for local transportation.

O&R’s cost of gas purchased for resale increased $1 million in the three months ended September 30, 2004 as compared with 2003 due to increased sales and higher unit costs in 2004.

Gas operating income for the three months ended September 30, 2004 was equivalent to the 2003 period.

Other Income

O&R’s other income (deductions) increased $3 million in the third quarter of 2004 compared with the third quarter of 2003, due primarily to the reclassification in 2003 to other income (deductions) of losses related to investments in marketable securities that were previously recognized in other comprehensive income.

UNREGULATED SUBSIDIARIES AND OTHER

Unregulated Subsidiaries

Operating revenues for the unregulated subsidiaries were $32 million higher in the third quarter of 2004 than in 2003, reflecting primarily sales from Con Edison Development’s increased generating capacity and higher retail electric sales at Con Edison Solutions.

Operating expenses excluding income taxes increased by $24 million, reflecting principally increased purchased power and fuel costs ($31 million), offset in part by lower costs for gas purchased for resale ($4 million). Increased maintenance ($3 million) and depreciation expenses ($2 million) were offset by decreased operations expense at Con Edison Development ($8 million) due principally to the consolidation accounting associated with the Newington Project. Lease payments were recorded in operations expense in 2003, whereas depreciation and interest expense were charged in 2004 in accordance with consolidation accounting. See Note T to the financial statements in Item 8 of the Form 10-K.

Operating income taxes increased $6 million in the three months ended September 30, 2004 as compared with 2003 reflecting principally higher taxable income.

Operating income for the three months ended September 30, 2004 was $2 million higher than in 2003.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON, CON EDISON OF

NEW YORK AND O&R) — CONTINUED

Other income (deductions) increased $13 million in the three months ended September 30, 2004 as compared with 2003 due principally to unrealized gains on derivatives in 2004.

Interest charges for the three months ended September 30, 2004 as compared with 2003 increased by $7 million due principally to the additional interest expense attributable to consolidation accounting for the Newington Project.

NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2003

The Companies’ results of operations for the nine months ended September 30, 2004 compared with the nine months ended September 30, 2003 were:

	Con Edison*		Con Edison of New York		O&R
(Millions of Dollars)	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent
Operating revenues	$53	0.7%	$(93)	(1.5)%	$(8)	(1.4)%
Purchased power	45	1.5	(85)	(3.5)	3	1.5
Fuel	50	12.0	27	9.3	—	—
Gas purchased for resale	(14)	(2.1)	(19)	(3.4)	—	—
Operating revenues less purchased power, fuel and gas purchased for resale (net revenues)	(28)	(0.8)	(16)	(0.5)	(11)	(4.1)
Other operations and maintenance	11	1.0	26	2.9	(1)	(0.8)
Depreciation and amortization	23	5.9	14	4.1	(1)	(3.8)
Taxes, other than income tax	(32)	(3.8)	(28)	(3.5)	(2)	(5.1)
Income tax	(15)	(4.8)	(15)	(5.1)	(1)	(4.2)
Operating income	(15)	(1.9)	(13)	(1.8)	(6)	(11.3)
Other income less deductions and related federal income tax	38	Large	15	62.5	4	Large
Net interest charges	14	4.4	(15)	(5.5)	(1)	(6.3)
Preferred stock dividend requirements	—	—	—	—	—	—
Net income for common stock	$9	1.9%	$17	3.7%	$(1)	(2.9)%

*	Represents the consolidated financial results of Con Edison and all of its subsidiaries.

CON EDISON OF NEW YORK

Electric

Con Edison of New York’s electric operating revenues decreased $53 million in the nine months ended September 30, 2004 compared with the 2003 period, due primarily to decreased recoverable fuel costs ($95 million). The decrease was partially offset by a higher provision made in 2003 than in 2004 for

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON, CON EDISON OF

NEW YORK AND O&R) — CONTINUED

refund to customers of electric earnings in excess of a targeted return ($8 million), and by net increases in recoverable purchased power costs ($32 million).

Con Edison of New York’s electric sales and deliveries, excluding off-system sales, for the nine months ended September 30, 2004 compared with the 2003 period were:

MILLIONS OF KWHS

	Nine Months Ended		Variation	Percent Variation
Description	September 30, 2004	September 30, 2003
Residential/Religious	9,719	9,561	158	1.7%
Commercial/Industrial	13,099	13,811	(712)	(5.2)
Other	170	115	55	47.8
Total Full Service Customers	22,988	23,487	(499)	(2.1)
Retail access customers	10,490	9,500	990	10.4
Sub-total	33,478	32,987	491	1.5
NYPA, Municipal Agency and Other Sales	8,077	7,863	214	2.7
Total Service Area	41,555	40,850	705	1.7%

Electric delivery volumes in Con Edison of New York’s service area increased 1.7 percent in the nine months ended September 2004 compared with 2003, reflecting principally increased deliveries. After adjusting for weather and billing day variations in each period and the August 2003 regional power outage, electric sales and delivery volumes in Con Edison of New York’s service area increased 1.1 percent in 2004 compared with 2003.

Electric fuel costs increased $32 million in the nine months ended September 30, 2004 as compared with 2003 due to higher sendout volumes and higher unit costs. Electric purchased power costs decreased $95 million, reflecting a decrease in purchased volumes.

Electric operating income increased $7 million for the nine months ended September 30, 2004 compared with 2003. The principal components of the increase were higher net revenues ($11 million) and lower sales and use tax ($22 million), partially offset by an increase in other operations and maintenance expense ($15 million, principally reduced pension credits) and depreciation ($11 million).

Gas

Con Edison of New York’s gas operating revenues in the nine months ended September 30, 2004 decreased $26 million compared with 2003, due primarily to lower sendout of purchased gas ($19

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON, CON EDISON OF

NEW YORK AND O&R) — CONTINUED

million) and the charge ($18 million) under the new gas rate plan (see Note C to the Financial Statements). This decrease was partially offset by a reconciliation of gas distribution losses to levels reflected in rates, which resulted in a net benefit of $13 million and the deferral of certain revenues in accordance with the company’s rate plans. This deferral reflected the matching of certain revenues and expenses as prescribed in those rate plans, and had no impact on the company’s operating income.

Con Edison of New York’s revenues from gas sales are subject to a weather normalization clause that moderates, but does not eliminate, the effect of weather-related changes on net income.

Gas sales and deliveries, excluding off-system sales, for the nine months ended September 30, 2004 compared with the 2003 period were:

THOUSANDS OF DTHS

	Nine Months Ended			Percent Variation
Description	September 30, 2004	September 30, 2003	Variation
Firm Sales
Residential	37,534	39,978	(2,444)	(6.1)%
General	27,519	28,094	(575)	(2.0)
Firm Transportation	12,628	12,597	31	0.2
Total Firm Sales and Transportation	77,681	80,669	(2,988)	(3.7)
Off Peak/Interruptible Sales	10,533	12,523	(1,990)	(15.9)
Non-Firm Transportation of Gas
NYPA	14,918	18,673	(3,755)	(20.1)
Generation Plants	31,361	33,789	(2,428)	(7.2)
Total NYPA and Generation Plants	46,279	52,462	(6,183)	(11.8)
Other	13,560	13,547	13	0.1
Total Sales and Transportation	148,053	159,201	(11,148)	(7.0)%

Sales and transportation volumes for firm customers decreased 3.7 percent in the nine months ended September 30, 2004 compared with the 2003 period, reflecting the impact of the milder winter and warmer spring weather. After adjusting for weather and billing day variations in each period and the August 2003 regional power outage, firm gas sales and transportation volumes in the company’s service area increased 0.5 percent in the 2004 period.

Non-firm transportation of customer-owned gas to NYPA, electric generators and other customers decreased in the nine months ended September 30, 2004 as compared with the 2003 period because the relative prices of gas and fuel oil led the generators and other customers in the company’s gas

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON, CON EDISON OF

NEW YORK AND O&R) — CONTINUED

service area to use oil rather than gas for a significant portion of their generation and other needs. The decline in gas usage had minimal impact on earnings due to the application of a fixed demand charge for local transportation.

Purchased gas costs decreased $19 million in the nine months ended September 30, 2004 compared with 2003, due to lower delivery of purchased gas partially offset by higher unit costs.

Gas operating income decreased $4 million in the nine months ended September 30, 2004 compared with 2003, reflecting principally lower net revenues of $6 million, and increases in other operations and maintenance expense ($2 million, primarily reduced pension credits) and depreciation ($3 million), partially offset by lower state and local taxes on revenues ($5 million) and federal ($1 million) and state income tax ($1 million).

Steam

Con Edison of New York’s steam operating revenues and income decreased $14 million and $16 million, respectively, in the nine months ended September 30, 2004 compared with the 2003 period. The lower revenues reflect lower recoverable fuel costs due to lower unit costs. In addition, the decrease in operating revenues includes the charge ($6 million) under the new steam rate plan (see Note C to the Third Quarter Financial Statements). The decrease in steam operating income reflects primarily lower net revenues.

Steam sales and deliveries for the nine months ended September 30, 2004 compared with the 2003 period were:

MILLIONS OF POUNDS

	Nine Months Ended			Percent Variation
Description	September 30, 2004	September 30, 2003	Variation
General	544	573	(29)	(5.1)%
Apartment house	5,773	5,980	(207)	(3.5)
Annual power	14,384	14,103	281	2.0
Total Sales	20,701	20,656	45	0.2%

Steam sales and delivery volumes increased 0.2 percent in the nine months ended September 30, 2004 compared with 2003 reflecting the impact of the warmer spring weather. After adjusting for weather and billing day variations in each period and the August 2003 regional power outage, steam sales and deliveries decreased 0.9 percent.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON, CON EDISON OF

NEW YORK AND O&R) — CONTINUED

Taxes, Other than Income Taxes

Taxes, other than income taxes decreased $28 million in the nine months ended September 30, 2004 compared with 2003, due principally to lower state and local taxes on revenues ($27 million).

Income Taxes

Operating income taxes decreased $15 million in the nine months ended September 30, 2004 compared with 2003, due principally to lower taxable income in the 2004 period.

Other Income (Deductions)

Other income increased $15 million in the nine months ended September 30, 2004 compared with 2003, due primarily to increased allowance for equity funds used during construction and interest income associated with use tax refunds and federal income tax.

Net Interest Expense

Net interest expense decreased $15 million for the nine months ended September 30, 2004 compared with 2003 due principally to lower interest expense on long-term debt as a result of refinancing long-term debt at lower interest rates.

O&R

Electric

O&R’s electric operating revenues decreased $14 million in the nine months ended September 30, 2004 compared with the 2003 period, due primarily to the impact of 2003 rate decisions.

Electric sales and deliveries, excluding off-system sales, for the nine months ended September 30, 2004 compared with the 2003 period were:

MILLIONS OF KWHS

	Nine Months Ended		Variation	Percent Variation
Description	September 30, 2004	September 30, 2003
Residential/Religious	1,341	1,373	(32)	(2.3)%
Commercial/Industrial	1,576	1,761	(185)	(10.5)
Other	82	83	(1)	(1.2)
Total Full Service Customers	2,999	3,217	(218)	(6.8)
Retail access customers	1,384	1,062	322	30.3
Total Service Area	4,383	4,279	104	2.4%

Electric delivery volumes in O&R’s service area increased 2.4 percent in the nine months ended September 30, 2004 compared with 2003 due to growth in usage and in the number of customers.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON, CON EDISON OF

NEW YORK AND O&R) — CONTINUED

After adjusting for weather variations in each period and the August 2003 regional power outage, electric sales and delivery volumes in O&R’s service area increased 2.4 percent in the 2004 period.

Electric operating income decreased $5 million in the nine months ended September 30, 2004 compared with 2003, reflecting the impact of the 2003 rate decisions noted above.

Gas

O&R’s gas operating revenues increased $6 million during the nine months ended September 30, 2004 compared with 2003. The increase is due primarily to the impact of the 2003 gas rate agreement discussed in Note B to the financial statements in Item 8 of the Form 10-K.

O&R’s revenues from gas sales are subject to a weather normalization clause that moderates, but does not eliminate, the effect of weather-related changes on net income.

Gas sales and deliveries, excluding off-system sales, in the nine months ended September 30, 2004 period compared with the 2003 period were:

THOUSANDS OF DTHS

	Nine Months Ended		Variation	Percent Variation
Description	September 30, 2004	September 30, 2003
Firm Sales
Residential	6,847	7,908	(1,061)	(13.4)%
General	1,864	2,511	(647)	(25.8)
Firm Transportation	6,535	5,538	997	18.0
Total Firm Sales and Transportation	15,246	15,957	(711)	(4.5)
Off Peak/Interruptible Sales	5,071	5,097	(26)	(0.5)
Non-Firm Transportation of Gas
Generation Plants	553	2,244	(1,691)	(75.4)
Other	779	813	(34)	(4.2)
Total Sales and Transportation	21,649	24,111	(2,462)	(10.2)%

Sales and transportation volumes for firm customers decreased 4.5 percent in the nine months ended September 30, 2004 compared with 2003 reflecting the impact of the milder winter and warmer spring weather. After adjusting for weather variations in each period and the August 2003 regional power outage, total firm sales and transportation volumes were 0.5 percent higher for the 2004 period compared with 2003.

Non-firm transportation of customer-owned gas to electric generating plants decreased 75.4 percent for the nine months ended September 30, 2004 as compared with the 2003 period because the relative

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON, CON EDISON OF

NEW YORK AND O&R) — CONTINUED

prices of gas and fuel oil led electric generating plants in the company’s gas service area to use oil rather than gas for a significant portion of their generation. In addition, one area power plant has constructed a direct connection to a gas transmission provider. The decline in gas usage had minimal impact on earnings due to the application of a fixed demand charge for local transportation.

Gas operating income decreased $1 million for the nine months ended September 30, 2004 as compared with the 2003 period.

Taxes Other Than Income Taxes

Taxes other than income taxes decreased $2 million during the nine months ended September 30, 2004 compared with 2003, reflecting principally lower gross receipt taxes.

Other Income

O&R’s other income (deductions) increased $4 million for the nine months ended September 30, 2004 compared with 2003, due primarily to the reclassification in 2003 to other income (deductions) of losses related to investments in marketable securities that were previously recognized in other comprehensive income.

Net Interest Expense

O&R’s net interest expense decreased by $1 million during the nine months ended September 30, 2004 compared with 2003, reflecting primarily lower interest rates on variable rate debt and the redemption of a $35 million, 10-year debenture in March 2003 (see “Liquidity and Capital Resources,” above).

UNREGULATED SUBSIDIARIES AND OTHER

Unregulated Subsidiaries

Operating revenues of the unregulated subsidiaries were $153 million higher in the 2004 period than in 2003, reflecting principally sales from Con Edison Development’s increased generating capacity and higher retail electric sales at Con Edison Solutions.

Operating expenses excluding income taxes increased by $150 million, reflecting principally increased purchased power, fuel and gas purchased for resale costs ($156 million), depreciation ($10 million) and maintenance expenses ($8 million). This increase was offset in part by decreased other operations expense at Con Edison Development ($24 million) due principally to the consolidation accounting associated with the Newington Project. Lease payments were recorded in operations expense in 2003, whereas depreciation and interest expense were charged in 2004 in accordance with consolidation accounting. See Note T to the financial statements in Item 8 of the Form 10-K.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON, CON EDISON OF

NEW YORK AND O&R) — CONTINUED

Operating income for the nine months ended September 30, 2004 was $4 million higher than in 2003.

Other income (deductions) increased $14 million in the nine months ended September 30, 2004 as compared with 2003 due principally to unrealized gains on derivatives in 2004.

Interest charges for the nine months ended September 30, 2004 as compared with 2003 increased by $22 million due principally to the additional interest expense attributable to the consolidation of the Newington Project discussed above.

Other

Earnings attributable to the parent company were $3 million lower during the nine months ended September 30, 2004 as compared with the 2003 period, reflecting primarily higher interest expenses.

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

ITEM 4.    CONTROLS AND PROCEDURES

The Companies maintain disclosure controls and procedures designed to provide reasonable assurance that the information required to be disclosed in the reports that they submit to the Securities and Exchange Commission (SEC) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. For each of the Companies, its management, with the participation of its principal executive officer and principal financial officer, has evaluated the company’s disclosure controls and procedures as of the end of the period covered by this report and, based upon such evaluation, has concluded that the controls and procedures were effective to provide such reasonable assurance. Reasonable assurance is not absolute assurance, however, and there can be no assurance that any design of controls or procedures would be effective under all potential future conditions, regardless of how remote.

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

ITEM 6    EXHIBITS

(a)    EXHIBITS

Con Edison

Exhibit 10.1	Amendment, dated October 25, 2004 to the Consolidated Edison, Inc. Stock Purchase Plan.

Exhibit 12.1	Statement of computation of Con Edison’s ratio of earnings to fixed charges for the nine-month periods ended September 30, 2004 and 2003, and the 12-month period ended December 31, 2003.

Exhibit 31.1.1	Rule 13a-14(a)/15d-14(a) Certifications—Chief Executive Officer.

Exhibit 31.1.2	Rule 13a-14(a)/15d-14(a) Certifications—Chief Financial Officer.

Exhibit 32.1.1	Section 1350 Certifications—Chief Executive Officer.

Exhibit 32.1.2	Section 1350 Certifications—Chief Financial Officer.

Con Edison of New York

Exhibit 12.2	Statement of computation of Con Edison of New York’s ratio of earnings to fixed charges for the nine-month periods ended September 30, 2004 and 2003, and the 12-month period ended December 31, 2003.

Exhibit 31.2.1	Rule 13a-14(a)/15d-14(a) Certifications—Chief Executive Officer.

Exhibit 31.2.2	Rule 13a-14(a)/15d-14(a) Certifications—Chief Financial Officer.

Exhibit 32.2.1	Section 1350 Certifications—Chief Executive Officer.

Exhibit 32.2.2	Section 1350 Certifications—Chief Financial Officer.

O&R

Exhibit 12.3	Statement of computation of O&R’s ratio of earnings to fixed charges for the nine-month periods ended September 30, 2004 and 2003, and the 12-month period ended December 31, 2003.

Exhibit 31.3.1	Rule 13a-14(a)/15d-14(a) Certifications—Chief Executive Officer.

Exhibit 31.3.2	Rule 13a-14(a)/15d-14(a) Certifications—Chief Financial Officer.

Exhibit 32.3.1	Section 1350 Certifications—Chief Executive Officer.

Exhibit 32.3.2	Section 1350 Certifications—Chief Financial Officer.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Consolidated Edison, Inc.

Consolidated Edison Company of New York, Inc.

DATE: November 5, 2004	By	/s/ Joan S. Freilich
Joan S. Freilich Executive Vice President, Chief Financial Officer and Duly Authorized Officer

Orange and Rockland Utilities, Inc.

DATE: November 5, 2004	By	/s/ Robert N. Hoglund
Robert N. Hoglund Chief Financial Officer, Controller and Duly Authorized Officer