Form 10-K
period 2004-12-31
CONSOLIDATED EDISON CO OF NEW YORK INC; ORANGE & ROCKLAND UTILITIES INC; CONSOLIDATED EDISON INC
filed 2005-02-25
CIK 23632, 74778, 1047862

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended DECEMBER 31, 2004

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

Indicate by check mark whether each Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in the definitive proxy statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Consolidated Edison, Inc. (Con Edison) Yes ☒ No ☐

Consolidated Edison Company of New York, Inc. (Con Edison of New York) Yes ☐ No ☒

Orange and Rockland Utilities, Inc. (O&R) Yes ☐ No ☒

The aggregate market value of the common equity of Con Edison held by non-affiliates of Con Edison, as of June 30, 2004, was approximately $9.6 billion.

As of January 31, 2005, Con Edison had outstanding 242,567,337 Common Shares ($.10 par value).

All of the outstanding common equity of Con Edison of New York and O&R is held by Con Edison.

O&R meets the conditions specified in general instruction (I) (1) (a) and (b) of the Form 10-K and is therefore filing this form with the reduced disclosure format.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Con Edison’s definitive proxy statement and Con Edison of New York’s definitive information statement, for their respective Annual Meetings of Stockholders to be held on May 16, 2005, to be filed with the Commission pursuant to Regulation 14A and Regulation 14C, respectively, not later than 120 days after December 31, 2004, are incorporated in Part III of this report.

Filing Format

This Annual Report on Form 10-K is a combined report being filed separately by three different registrants: Consolidated Edison, Inc. (Con Edison), Consolidated Edison Company of New York, Inc. (Con Edison of New York) and Orange and Rockland Utilities, Inc. (O&R, and together with Con Edison of New York, collectively referred to in this combined report as the “Utilities”). Con Edison and Con Edison of New York file reports required by Section 13 of the Securities Exchange Act of 1934. O&R is not required to file such reports since it has no securities registered under Section 12 of the Act and its duty under Section 15(d) of the Act to file reports was automatically suspended because at the beginning of 2005 it had fewer than 300 security holders of record for each class of its securities that had been registered under the Securities Act of 1933. O&R is filing this report voluntarily. O&R intends to discontinue filing reports during 2005.

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

*	O&R is omitting this information pursuant to General Instruction I of Form 10-K.

GLOSSARY OF TERMS

THE FOLLOWING IS A GLOSSARY OF FREQUENTLY USED ABBREVIATIONS OR ACRONYMS THAT ARE FOUND THROUGHOUT THIS REPORT:

Con Edison Companies
Con Edison	Consolidated Edison, Inc.
Con Edison Communications	Con Edison Communications, LLC.
Con Edison Development	Consolidated Edison Development, Inc.
Con Edison Energy	Consolidated Edison Energy, Inc.
Con Edison of New York	Consolidated Edison Company of New York, Inc.
Con Edison Solutions	Consolidated Edison Solutions, Inc.
O&R	Orange and Rockland Utilities, Inc.
Pike	Pike County Light & Power Company
RECO	Rockland Electric Company
The Companies	Con Edison, Con Edison of New York and O&R
The Utilities	Con Edison of New York and O&R

Regulatory and State Agencies
DEC	New York State Department of Environmental Conservation
ECAR	East Central Area Reliability Council
EPA	Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
NEPOOL	New England Power Pool
NJBPU	New Jersey Board of Public Utilities
NYISO	New York Independent System Operator
NYPA	New York Power Authority
NYSERDA	New York State Energy Research and Development Authority
PJM	PJM Interconnection
PSC	New York State Public Service Commission
PPUC	Pennsylvania Public Utility Commission
SEC	Securities and Exchange Commission

Other
ABO	Accumulated Benefit Obligation
APB	Accounting Principles Board
AFDC	Allowance for funds used during construction
CO2	Carbon dioxide
EITF	Emerging Issues Task Force
ERISA	Employee Retirement Income Security Act of 1974
FASB	Financial Accounting Standards Board
FIN	FASB Interpretation No.
GHG	Greenhouse gases
KV	Kilovolts
kWh	Kilowatt-hour
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
mdths	Thousand dekatherms
MVA	Megavolt amperes
MW	Megawatts or thousand kilowatts
NYAG	New York Attorney General
NUGs	Non-utility generators
OCI	Other Comprehensive Income
PCBs	Polychlorinated biphenyls
PRP	Potentially responsible party
PUHCA	Public Utility Holding Company Act of 1935
SFAS	Statement of Financial Accounting Standards
Superfund	Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 and similar state statutes
VaR	Value-at-Risk

Incorporation by Reference

Information in other Items of this report as to which reference is made in this Item 1 is hereby incorporated by reference in this Item 1. The use of terms such as “see” or “refer to” shall be deemed to incorporate into this Item 1 the information to which such reference is made.

Available Information

Con Edison, Con Edison of New York and O&R file annual, quarterly and current reports, proxy or information statements and other information with the Securities and Exchange Commission (SEC). The public may read and copy any materials that the companies file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers (including Con Edison, Con Edison of New York and O&R) that file electronically with the SEC. The address of that site is http://www.sec.gov.

This information the Companies file with the SEC is also available free of charge on or through the Investor Information section of their websites as soon as reasonably practicable after the reports are electronically filed with, or furnished to, the SEC. Con Edison’s internet website is at: http://www.conedison.com; Con Edison of New York’s is at: http://www.coned.com; and O&R’s is at: http://www.oru.com.

The Investor Information section of Con Edison’s website also includes the company’s code of ethics (and any waivers of the code for executive officers or directors), corporate governance guidelines and the charters of the following committees of the company’s Board of Directors: Audit Committee, Management Development and Compensation Committee and Corporate Governance and Nominating Committee. This information is available in print to any shareholder who requests it. Requests should be directed to: Corporate Secretary, Consolidated Edison, Inc., 4 Irving Place, New York, NY 10003.

Information on the Companies’ websites is not incorporated herein.

CON EDISON

Corporate Overview

Consolidated Edison, Inc. (Con Edison), incorporated in New York State in 1997, owns all of the outstanding common stock of Consolidated Edison Company of New York, Inc. (Con Edison of New York) and Orange and Rockland Utilities, Inc. (O&R). Con Edison of New York and O&R, which are regulated utilities, are referred to in this report as the “Utilities” and, together with Con Edison, the “Companies.” Con Edison has no significant business operations other than those of the Utilities and Con Edison’s unregulated subsidiaries. See “Corporate Overview” in Item 7.

Operating Segments

Con Edison’s principal business segments are Con Edison of New York’s regulated electric, gas and steam utility segments, O&R’s regulated electric and gas utility segments and the unregulated businesses of Con Edison’s other subsidiaries. In 2004, the operating revenues of the Utilities were 89 percent of Con Edison’s operating revenues. For a discussion of operating revenues and operating income for each segment, see “Results of Operations” in Item 7. For additional segment information see Note O to the financial statements in Item 8 and the discussions of Utilities below in this Item 1.

Regulation

The Utilities are subject to extensive federal and state regulation, including by state utility commissions and the Federal Energy Regulatory Commission (FERC). Con Edison, itself, is not subject to such regulation except to the extent that the rules or orders of these agencies impose restrictions on relationships between Con Edison and the Utilities. See “Regulation” in the discussion below of Con Edison of New York’s business in this Item 1.

Con Edison is a “holding company” under the Public Utility Holding Company Act of 1935 (PUHCA). Con Edison is exempt from all provisions of PUHCA, except Section 9(a)(2) (which requires SEC approval for a direct or indirect acquisition of five percent or more of the voting securities of any other electric or gas utility company), on the basis that Con Edison and the Utilities are organized and carry on their utility businesses substantially in the State of New York and that it does not derive any material part of its income from a public utility company organized outside of the State of New York. This exemption is available even though Con Edison subsidiaries that are neither an “electric utility company” nor a “gas utility company,” as defined under PUHCA engage in interstate activities.

Con Edison has been and is expected to continue to be impacted by legislative and regulatory developments. The Utilities are subject to extensive regulation in New York, New Jersey and Pennsylvania. Changes in regulation or legislation applicable to Con Edison’s subsidiaries could have a material adverse effect on the Companies. See “Regulatory Matters” in Item 7.

Competition

See “Competition,” below in the discussion of the businesses of the Utilities in this Item 1 and “Unregulated Subsidiaries,” below.

Unregulated Subsidiaries

Con Edison has three unregulated energy subsidiaries: Consolidated Edison Solutions, Inc. (Con Edison Solutions), a retail energy supply and services company that sells energy to delivery customers of utilities, including Con Edison of New York and O&R; Consolidated Edison Energy, Inc. (Con Edison Energy), a wholesale energy supply company; Consolidated Edison Development, Inc. (Con Edison Development), a company that owns and operates generating plants and energy and other infrastructure projects. These subsidiaries participate in competitive energy supply and services businesses that are subject to different risks than those found in the businesses of the Utilities. The unregulated energy subsidiaries accounted for almost 11 percent of consolidated operating revenues and 7 percent of consolidated total assets during 2004. For a discussion of the unregulated subsidiaries’ operating revenues and operating income, see “Results of Operations—Unregulated Subsidiaries and Other” in Item 7.

In December 2004, after a comprehensive strategic review, Con Edison entered into an agreement to sell its other unregulated subsidiary, Con Edison Communications, LLC for $37 million, subject to certain adjustments. Con Edison expects to complete the sale in 2005 following review or approval by the City of New York, the PSC and various federal, state and local regulators. The contemplated sale will not result in a significant after-tax gain or loss. See Note W to the financial statements.

Capital Requirements and Financing

For information about Con Edison’s capital requirements, financing and securities ratings, see “Liquidity and Capital Resources—Capital Resources and Capital Requirements” and “Financial and Commodity Market Risks” in Item 7. Securities ratings assigned by rating organizations are expressions of opinion and are not recommendations to buy, sell or hold securities. A securities rating is subject to revision or withdrawal at any time by the assigning rating organization.

State Anti-takeover Law

New York State law provides that a “domestic corporation,” such as Con Edison, may not consummate a merger, consolidation or similar transaction with the beneficial owner of a 20 percent or greater voting stock interest in the corporation, or with an affiliate of the owner, for five years after the acquisition of voting stock interest, unless the transaction or the acquisition of the voting stock interest was approved by the corporation’s board of directors prior to the acquisition of the voting stock interest. After the expiration of the five-year period, the transaction may be consummated only pursuant to a stringent “fair price” formula or with the approval of a majority of the disinterested stockholders.

Employees

Con Edison has no employees other than those of Con Edison of New York, O&R and Con Edison’s unregulated subsidiaries (which at December 31, 2004 had 12,715, 1,045 and 336 employees, respectively).

In June 2004, the Utilities reached collective bargaining agreements covering essentially all of their employees that are union members (about two-thirds of each of the company’s employees).

CON EDISON OF NEW YORK

Corporate Overview

Con Edison of New York, incorporated in New York State in 1884, is a subsidiary of Con Edison and has no significant subsidiaries of its own. Con Edison of New York provides electric service in all of New York City (except part of Queens) and most of Westchester County, an approximately 660 square mile service area with a population of more than nine million. It also provides gas service in Manhattan, the Bronx and parts of Queens and Westchester, and steam service in parts of Manhattan.

Operating Segments

Con Edison of New York’s principal business segments are its regulated electric, gas and steam businesses. In 2004, electric, gas and steam operating revenues were 77 percent, 16 percent and 7 percent, respectively, of its operating revenues. For a discussion of the company’s operating revenues and operating income for each segment, see “Results of Operations” in Item 7. For additional information about the segments, see Note O to the financial statements in Item 8.

Electric Operations

Electric Sales.    Electric operating revenues were $6 billion in 2004 or 77 percent of Con Edison of New York’s operating revenues. The percentages were 78 and 80 percent, respectively, in the two preceding years. In 2004, 55 percent of the electricity delivered by Con Edison of New York in its service areas was sold by the company to its full-service customers, 45 percent was sold by other suppliers, including Con Edison Solutions, an unregulated subsidiary of Con Edison, to the company’s customers under its electric retail access program and the balance was delivered to the state and municipal customers of the New York Power Authority (NYPA) and the economic development customers of municipal electric agencies. The company charges essentially its cost for the electricity it sells to full-service customers, and it charges all customers in its service area for the delivery of electricity.

For additional information about electricity sales, see “Operating Statistics,” below, and “Results of Operations” in Item 7.

Electric Peak Load.    The electric peak load in Con Edison of New York’s service area occurs during the summer air conditioning season. The 2004 service area peak load, which occurred on June 9, was 11,327 thousand kilowatts (MW). The 2004 peak load included an estimated 6,407 MW for Con Edison of New York’s full-service customers, 3,070 MW for customers participating in its electric retail access program and 1,850 MW for NYPA’s customers and municipal electric agency customers. If adjusted to historical design weather conditions, the 2004 peak load would have been 12,775 MW. “Design weather” for the electric system is a standard to which the actual peak load is adjusted for evaluation and planning purposes. The company estimates that, under design weather conditions, the 2005 service area peak load will be 13,025 MW, including an estimated 7,370 MW for its full-service customers, 3,530 MW for its electric retail access customers and 2,125 MW for NYPA’s customers and municipal electric agency customers.

Electric Supply.    Most of the electricity sold by Con Edison of New York to its customers in 2004 was purchased under firm power contracts or through the wholesale electricity market administered by the New York Independent System Operator (NYISO). The firm power contracts were primarily with non-utility generators (NUGs).

The company plans to meet its continuing obligation to supply electricity to its customers with electric energy purchased under contracts with NUGs or others, generated from its electric generating facilities or purchased through the NYISO’s wholesale electricity market.

For additional information about electric power purchases, see “Regulatory Matters” and “Electric Power Requirements” in Item 7 and “Recoverable Energy Costs” in Note A to the financial statements in Item 8.

For information about the company’s contracts with NUGs for approximately 2,060 MW of electric generating capacity, see Note I to the financial statements in Item 8.

For information about the company’s 565 MW of electric generating facilities, see Item 2.

The NYISO is a not-for-profit organization that controls and operates most of the electric transmission facilities in New York State, including those of Con Edison of New York, as an integrated system and administers a wholesale market for electricity in New York State. Pursuant to criteria that are reviewed annually, the NYISO requires that entities supplying electricity to customers in New York

State have generating capacity (either owned or contracted for) in an amount that is at least 18 percent above the expected peak load for their customers. In addition, the NYISO has determined that entities that serve customers in New York City must have enough New York City-located capacity to cover 80 percent of their New York City customer peak loads. Con Edison of New York met the requirements applicable to it in 2004 and expects to meet them in 2005.

Gas Operations

Gas Sales.    Gas operating revenues in 2004 were $1 billion or 16 percent of Con Edison of New York’s operating revenues. The percentages were 16 percent and 14 percent, respectively, in the two preceding years. In 2004, 52 percent of the gas delivered by the company in its service area was sold by the company to its full-service (firm and interruptible) customers and 48 percent was sold by other suppliers, including Con Edison Solutions. For additional information about gas sales, see “Operating Statistics,” below, and “Results of Operations” in Item 7.

Gas Requirements and Peak Load.    Firm demand for gas in Con Edison of New York’s service area peaks during the winter heating season. The “design criteria” for the company’s gas system assume severe weather conditions, which have not occurred since the 1933-34 winter. Under these criteria, the company estimated that its requirements to deliver gas to firm customers during the November 2004/March 2005 winter heating season would amount to 82,700 thousand dekatherms (mdths) (including 68,300 mdths to its firm sales customers and 14,400 mdths to its firm transportation customers). Through January 31, 2005, the company’s peak throughput day in this heating season occurred on December 20, 2004 when it delivered 1,089 mdths of gas (including 695 mdths to its firm sales customers, 10 mdths to NYPA, 235 mdths to its transportation customers and 149 mdths for use by the company in generating electricity and steam).

Under its design criteria, the company projects that for the November 2005/March 2006 winter heating season, its requirements for firm gas customers will amount to 84,800 mdths (including 64,100 mdths to firm sales customers and 20,700 mdths to firm transportation customers) and that the peak day requirements for these customers will amount to 1,016 mdths. The company expects to be able to meet these requirements.

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

Charges from suppliers for the firm purchase of gas, which are based on formulas or indexes or are subject to negotiation, are generally designed to approximate market prices. The contracts are for various terms extending to 2008. The Utilities have contracts with interstate pipeline companies for the purchase of firm transportation and storage services. Charges under these contracts are approved by the

FERC. The contracts are for various terms extending to 2013. The Utilities are required to pay certain charges under the supply, transportation and storage contracts whether or not the contracted capacity is actually used. These fixed charges amounted to approximately $157 million in 2004. See “Liquidity and Capital Resources—Contractual Obligations” in Item 7. In addition, the Utilities purchase gas on the spot market and have interruptible gas transportation contracts. See “Recoverable Energy Costs” in Note A to the financial statements in Item 8.

Steam Operations

Steam Sales.    Con Edison of New York sells steam in Manhattan south of 96th Street, mostly to large office buildings, apartment houses and hospitals. In 2004, steam operating revenues were $550 million or 7 percent of the company’s operating revenues. The percentages were 6 percent in the two preceding years.

For additional information about Con Edison of New York’s steam operations, see “Regulatory Matters—Steam” and “Results of Operations—Steam” in Item 7, the discussion of Con Edison of New York’s steam facilities in Item 2 and “Operating Statistics,” below.

Steam Peak Load and Capacity.    Demand for steam in Con Edison of New York’s service area peaks during the winter heating season. The one-hour peak demand during the winter of 2004/2005 (through January 31, 2005) occurred on January 28, 2005 when the load reached 9.6 million pounds (mlbs) per hour. The company’s estimate for the winter of 2005/2006 peak demand of its steam customers is 10.4 mlbs per hour under design criteria, which assume severe weather.

On December 31, 2004, the steam system had the capability of delivering about 11.9 mlbs of steam per hour. Con Edison of New York estimates that the system will have the capability to deliver 12.6 mlbs of steam per hour in the 2005/2006 winter.

Steam Supply.    49 percent of the steam sold by Con Edison of New York in 2004 was produced in the company’s steam-only generating stations; 36 percent was produced in the company’s steam/electric generating stations, where it is first used to generate electricity; and 15 percent was purchased from others. See Item 2 for a discussion of Con Edison of New York’s steam facilities.

Regulation

The PSC regulates, among other things, Con Edison of New York’s electric, gas and steam rates, the siting of its transmission lines and the issuance of its securities. Certain activities of the company are subject to the jurisdiction of the FERC. In addition, various matters relating to the construction and operations of the company’s facilities are subject to regulation by other governmental agencies. Changes in regulation or legislation applicable to the company could have a material adverse effect on the company. For additional information, including information about the company’s electric, gas and steam rates, see “Regulatory Matters” in Item 7.

The PSC from time to time conducts “generic” proceedings to consider issues relating to all electric and gas utilities operating in New York State. Pending proceedings include those relating to utilities exiting the business of selling electric energy and gas at retail (including an examination of utilities’ provider of last resort responsibility and consumer protections) and addressing any rate disincentives to the promotion of energy efficiency and distributed generation. The company typically is an active participant in such proceedings. The company does not expect that the pending proceedings will have a material adverse effect on its financial position, results of operation or liquidity.

In 2004, the PSC issued an order in a generic proceeding addressing its program with respect to the State’s goal of increasing to 25 percent (from approximately 19 percent at the end of 2004) the portion of electricity used in the State provided from renewable energy resources. New York State Energy Research and Development Authority (NYSERDA) will be responsible for procuring the new renewable energy resources, and the cost of the program (including NYSERDA’s administrative fee) will be covered by a charge imposed on the delivery customers of each of the utilities in the State. Also in 2004, new requirements for annual testing and inspections of electric related infrastructure were adopted. See “Other Regulatory Matters” in Note B to the financial statements included in Item 8 (which information is incorporated herein by reference).

Competition

Con Edison of New York is primarily a “wires and pipes” energy delivery company that:

•	has sold most of its electric generating capacity;

•	provides its customers the opportunity to buy electricity and gas from other suppliers;

•	purchases most of the electricity and all of the gas it sells to its full-service customers (the cost of which is recovered pursuant to provisions approved by the PSC); and

•	provides energy delivery services to customers pursuant to rate provisions approved by the PSC.

See “Rate and Restructuring Agreements” in Note B and “Recoverable Energy Costs” in Note A to the financial statements in Item 8.

The company’s electric, gas and steam rates are among the highest in the country.

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

Capital Requirements and Financing

For information about Con Edison of New York’s capital requirements, financing and securities ratings, see “Liquidity and Capital Resources—Capital Resources and Capital Requirements” and “Financial and Commodity Market Risks” in Item 7.

Securities ratings assigned by rating organizations are expressions of opinion and are not recommendations to buy, sell or hold securities. A securities rating is subject to revision or withdrawal at any time by the assigning rating organization. Each rating should be evaluated independently of any other rating.

Environmental Matters

Hazardous substances, such as asbestos, polychlorinated biphenals (PCBs) and coal tar, have been used or generated in the course of operations of Con Edison of New York and its predecessors and are present at sites and in facilities and equipment they currently or previously owned, including sites at which gas was manufactured or stored. See “Asbestos” and “Superfund” in the discussion of Con Edison of New York’s legal proceedings in Item 3 and Note G to the financial statements in Item 8.

Con Edison of New York’s capital expenditures for environmental protection facilities and related studies were $84 million in 2004 and are estimated to be $90 million in 2005.

In April 2000, Con Edison of New York entered into a Stipulation and Order of Consent with the United States Attorney for the Southern District of New York in connection with its response to the release of PCB’s during the September 1998 transformer fire at the Arthur Kill Generating Station site that it sold in 1999. Among other things, the company agreed to maintain an effective environmental compliance program.

Toxic Substances Control Act.    Virtually all electric utilities, including Con Edison of New York, own equipment containing PCBs. PCBs are regulated under the Federal Toxic Substances Control Act of 1976.

Water Quality.    Certain governmental authorities are investigating contamination in the Hudson River and the New York Harbor. These waters run through portions of Con Edison of New York’s service area. Governmental authorities could require entities that released hazardous substances that contaminated these waters to bear the cost of investigation and remediation, which could be substantial.

Greenhouse Gas Emissions.    The potential for adverse effects from global warming associated with the atmospheric release of greenhouse gases (GHG), particularly carbon dioxide (CO2), from industrial sources may result in legislation or regulations requiring utilities to reduce GHG emissions from power plants and take other steps to offset GHG emissions from other sources. Con Edison of New York minimizes GHG emissions from its generating plants through the use of oil and gas fuels and the application of cogeneration technologies that reduce GHG emissions per unit of energy output. The company’s GHG emissions also include sulfur hexafluoride (used for arc suppression at substations) and methane (from operation of its gas delivery system), which the company is working voluntarily with EPA to reduce. The cost to comply with any new legislation or regulations limiting the company’s GHG emissions could be substantial.

Con Edison of New York

OPERATING STATISTICS

	Year Ended December 31,

	2004	2003	2002	2001	2000
ELECTRIC ENERGY (MWH)

Generated	1,441,498	1,077,681	1,259,533	6,793,393	3,259,790
Purchased from others	30,221,137	31,717,254	32,712,723	27,877,154	35,780,429

TOTAL GENERATED AND PURCHASED	31,662,635	32,794,935	33,972,256	34,670,547	39,040,219
Less: Used by Company	168,533	175,965	172,873	187,773	191,445
Distribution losses and other variances	1,623,682	1,893,403	2,008,530	1,931,694	2,768,249

NET GENERATED AND PURCHASED	29,870,420	30,725,567	31,790,853	32,551,080	36,080,525

Electric Energy Sold
Residential	12,672,847	12,440,663	12,481,689	12,048,743	11,637,167
Commercial and industrial	16,966,448	18,033,468	19,110,770	19,839,340	19,930,376
Railroads and railways	19,308	18,193	55,186	16,003	95,457
Public authorities	209,699	135,758	125,651	150,069	257,706

Con Edison of New York full service customers	29,868,302	30,628,082	31,773,296	32,054,155	31,920,706
Off-System Sales (a)	2,118	97,485	17,557	496,925	4,159,819

TOTAL ELECTRIC ENERGY SOLD	29,870,420	30,725,567	31,790,853	32,551,080	36,080,525

ELECTRIC ENERGY DELIVERED
Con Edison of New York full service customers	29,868,302	30,628,082	31,773,296	32,054,155	31,920,706
Delivery service for retail access customers	14,143,045	12,636,520	11,925,752	10,520,219	9,321,630
Delivery service to NYPA customers and others	10,034,301	9,823,018	9,504,526	9,815,259	9,631,618
Delivery service for municipal agencies	696,041	647,388	762,660	660,220	526,816

TOTAL DELIVERIES IN FRANCHISE AREA	54,741,689	53,735,008	53,966,234	53,049,853	51,400,770

AVERAGE ANNUAL KWHR USE PER RESIDENTIAL CUSTOMER (b)	4,700	4,622	4,652	4,502	4,372

AVERAGE REVENUE PER KWHR SOLD (CENTS)
RESIDENTIAL (b)	18.9	19.4	17.0	18.1	18.5
COMMERCIAL AND INDUSTRIAL (b)	16.0	16.3	14.4	15.6	15.5
(a)	For 2000, included sales to Con Edison Solutions. See “Unregulated Subsidiaries,” above.
(b)	Includes Municipal Agency sales.

Con Edison of New York

OPERATING STATISTICS (CONTINUED)

	Year Ended December 31,

	2004	2003	2002	2001	2000
GAS (DTH)
Purchased	137,605,722	145,325,065	134,126,768	140,633,193	157,800,083
Storage - net change	(1,331,154)	(5,516,703)	5,728,684	(6,474,137)	774,660
Used as boiler fuel at Electric and Steam Stations	(29,435,890)	(27,362,620)	(29,386,788)	(27,725,598)	(27,674,312)

GAS PURCHASED FOR RESALE	106,838,678	112,445,742	110,468,664	106,433,458	130,900,431

Less: Gas used by the company	364,142	383,312	323,915	299,057	294,937
Off-System Sales & NYPA	6,062,145	4,007,592	16,120,307	12,666,668	29,563,339
Distribution losses and other variances	2,769,000	4,023,631	4,555,763	(2,887,761)	7,060,117

TOTAL GAS PURCHASED FOR CON EDISON OF NEW YORK CUSTOMERS	97,643,391	104,031,207	89,468,679	96,355,494	93,982,038

GAS SOLD
Firm Sales
Residential	48,569,514	51,943,706	44,162,920	46,506,365	47,602,792
General	35,886,544	36,840,304	32,681,926	35,118,342	30,468,676

TOTAL FIRM SALES	84,456,058	88,784,010	76,844,846	81,624,707	78,071,468
Interruptible Sales	13,187,333	15,247,197	12,623,833	14,730,787	15,910,570

TOTAL GAS SOLD TO CON EDISON OF NEW YORK CUSTOMERS	97,643,391	104,031,207	89,468,679	96,355,494	93,982,038

Transportation of customer-owned gas
Firm transportation	16,795,124	16,485,309	15,695,403	14,279,816	18,215,120
NYPA	18,622,910	23,360,162	25,466,325	13,762,339	19,857,321
Other	63,306,409	61,575,954	99,815,203	78,709,049	97,155,425
Off-System Sales (a)	266,907	459,088	8,354,940	6,206,522	23,067,713

TOTAL SALES AND TRANSPORTATION	196,634,741	205,911,720	238,800,550	209,313,220	252,277,617

AVERAGE REVENUE PER DTH SOLD
RESIDENTIAL	$13.94	$13.02	$12.30	$14.25	$11.62
GENERAL	$10.75	$10.23	$8.90	$10.76	$8.44

STEAM SOLD (MLBS)	26,128,644	26,248,361	24,519,476	25,327,694	26,733,260

AVERAGE REVENUE PER MLB SOLD	$20.34	$19.47	$15.52	$18.86	$16.37

CUSTOMERS - AVERAGE FOR YEAR
Electric	3,152,023	3,137,301	3,117,542	3,100,642	3,078,648
Gas	1,041,454	1,053,946	1,054,312	1,051,540	1,051,555
Steam	1,811	1,825	1,838	1,853	1,861
(a)	The reduction in off-system sales in 2001, compared with 2000, reflects the release of excess capacity to marketers participating in the company’s retail access program. Further reductions resulted from combining the Utilities’ gas purchasing activities, which had the effect of reducing excess capacity available for off-system sales.

O&R

General Nature and Scope of Business

O&R, a subsidiary of Con Edison incorporated in New York State in 1926, has two wholly-owned utility subsidiaries, Rockland Electric Company (RECO), a New Jersey corporation, and Pike County Light & Power Company (Pike), a Pennsylvania corporation.

O&R and its utility subsidiaries provide electric service in southeastern New York and in adjacent areas of northern New Jersey and eastern Pennsylvania, an approximately 1,350 square mile service area. They also provide gas service in southeastern New York and adjacent areas of eastern Pennsylvania. O&R’s business is subject to regulation by the PSC, the New Jersey Board of Public Utilities (NJBPU), Pennsylvania Public Utility Commission (PPUC) and the FERC. Changes in regulation or legislation applicable to O&R could have a material adverse effect on the company’s financial position, results of operations or liquidity.

O&R’s principal business segments are its regulated electric and gas utility businesses. In 2004, electric and gas operating revenues were 71 percent and 29 percent, respectively, of its operating revenues.

Competition

O&R is primarily a “wires and pipes” energy delivery company that:

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

See “Rate and Restructuring Agreements” in Note B and “Recoverable Energy Costs” in Note A to the financial statements in Item 8.

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

For additional information about O&R’s business, see the discussion of O&R’s results of operations in Item 7 and the notes to the financial statements in Item 8. For information about O&R’s legal proceedings, see Item 3.

O&R

OPERATING STATISTICS

	Year Ended December 31,
	2004	2003	2002	2001	2000
ELECTRIC ENERGY (MWH)

Purchased from others	4,113,021	4,388,804	4,506,217	4,565,551	4,879,400

TOTAL PURCHASED	4,113,021	4,388,804	4,506,217	4,565,551	4,879,400
Less: Supplied without direct charge	7	11	9	6	20
Used by company	14,174	15,511	13,435	14,572	19,337
Distribution losses and other variances	216,946	215,615	173,397	101,461	410,469

NET GENERATED AND PURCHASED	3,881,894	4,157,667	4,319,376	4,449,512	4,449,574

ELECTRIC ENERGY SOLD
Residential	1,729,095	1,769,421	1,815,241	1,772,552	1,881,680
Commercial and industrial	2,045,800	2,276,973	2,393,039	2,566,651	2,463,744
Public authorities	106,999	111,273	111,096	110,309	104,150

Total sales to Orange & Rockland customers	3,881,894	4,157,667	4,319,376	4,449,512	4,449,574

TOTAL ELECTRIC ENERGY SOLD	3,881,894	4,157,667	4,319,376	4,449,512	4,449,574

Total sales to Orange & Rockland customers	3,881,894	4,157,667	4,319,376	4,449,512	4,449,574
Delivery service for Retail Choice customers	1,860,661	1,454,794	1,235,048	798,814	606,794

TOTAL SALES IN FRANCHISE AREA	5,742,555	5,612,461	5,554,424	5,248,326	5,056,368

AVERAGE ANNUAL KWH USE PER RESIDENTIAL CUSTOMER	8,818	8,955	8,801	8,506	7,854

AVERAGE REVENUE PER KWH SOLD (CENTS)
RESIDENTIAL	12.35	12.17	11.23	12.79	12.22
COMMERCIAL AND INDUSTRIAL	9.89	9.81	8.65	10.04	9.93

O&R

OPERATING STATISTICS (CONTINUED)

	Year Ended December 31,

	2004	2003	2002	2001	2000
GAS (DTH)
Purchased	15,732,315	16,546,568	19,723,917	18,588,275	25,042,346
Storage - net change	(237,000)	1,112,011	(2,139,045)	854,482	(1,099,134)

GAS PURCHASED FOR RESALE	15,495,315	17,658,579	17,584,872	19,442,757	23,943,212

Less: Gas used by the company	58,823	52,377	56,939	45,979	57,828
Distribution losses and other variances	406,863	376,605	856,036	578,187	841,295

TOTAL GAS PURCHASED FOR O&R CUSTOMERS	15,029,629	17,229,597	16,671,897	18,818,591	23,044,089

GAS SOLD
Firm Sales
Residential	9,486,765	10,810,384	10,203,403	11,724,341	14,281,013
General	2,487,197	3,314,154	3,294,624	3,750,851	4,080,178

TOTAL FIRM SALES	11,973,962	14,124,538	13,498,027	15,475,192	18,361,191
Interruptible Sales	3,055,667	3,105,059	3,173,870	3,343,399	3,653,684
Sales to Con Edison	-	-	-	-	1,029,214

TOTAL GAS SOLD TO O&R CUSTOMERS	15,029,629	17,229,597	16,671,897	18,818,591	23,044,089
Transportation of customer-owned gas
Firm transportation	9,930,731	8,497,814	6,367,990	4,723,695	3,415,804
Interruptible transportation	3,940,332	3,728,018	4,192,062	3,920,901	4,222,835
Sales for resale	1,067,953	1,133,649	1,057,156	1,039,083	1,138,937
Sales to divested electric generating Stations	659,449	2,833,322	13,983,048	11,427,428	11,640,751
Off-System Sales	53,692	373,686	2,883,913	2,526,829	4,984,794

TOTAL SALES AND TRANSPORTATION	30,681,786	33,796,086	45,156,066	42,456,527	48,447,210

AVERAGE REVENUE PER DTH SOLD
RESIDENTIAL	$11.84	$10.41	$8.29	$10.29	$8.32
GENERAL	$11.27	$10.00	$7.87	$9.73	$7.65
CUSTOMERS - AVERAGE FOR YEAR
Electric	290,905	288,746	285,519	282,191	278,851
Gas	123,505	122,565	121,437	120,108	118,707

ITEM 2.	PROPERTIES

CON EDISON

Con Edison has no significant properties other than those of the Utilities and Con Edison’s unregulated subsidiaries.

For information about the capitalized cost of the Companies’ utility plant, net of accumulated depreciation, see “Plant and Depreciation” in Note A to the financial statements in Item 8 (which information is incorporated herein by reference).

CON EDISON OF NEW YORK

Electric Facilities

Generating Facilities.    Con Edison of New York’s electric generating facilities consist of plants located in New York City with an aggregate capacity of 565 MW. The company expects to have sufficient amounts of gas and fuel oil available in 2005 for use in these facilities. In addition, the company’s East River Repowering Project, which is expected to be placed in service in 2005, will add incremental electric capacity of 200 MW based on a winter nominal rating (125 MW based on a summer nominal rating).

Transmission Facilities.    Con Edison of New York’s transmission facilities, other than those located underground, are controlled and operated by the NYISO. See “Electric Operations—Electric Supply” in Item 1 (which information is incorporated herein by reference). At December 31, 2004, Con Edison of New York’s transmission system had 432 miles of overhead circuits operating at 138, 230, 345 and 500 kV and 138 miles of underground circuits operating at 138 and 345 kV. There are 267 miles of radial subtransmission circuits operating at 69 kV and above. The company’s 14 transmission substations supplied by circuits operated at 69kV and above, have a total transformer capacity of 15,731 MVA. The company’s transmission facilities are located in New York City and Westchester, Orange, Rockland, Putnam and Dutchess counties in New York State.

Con Edison of New York has transmission interconnections with Niagara Mohawk, Central Hudson Gas & Electric Corporation, O&R, New York State Electric and Gas Corporation, Connecticut Light and Power Company, Long Island Power Authority, NYPA and Public Service Electric and Gas Company.

Distribution Facilities.    Con Edison of New York owns various distribution substations and facilities located throughout New York City and Westchester County. At December 31, 2004, the company’s distribution system had a transformer capacity of 26,500 MVA, with 33,011 miles of overhead distribution lines and 91,255 miles of underground distribution lines.

Gas Facilities

Natural gas is delivered by pipeline to Con Edison of New York at various points in its service territory and is distributed to customers by the company through 4,283 miles of mains and 376,804 service lines. The company owns a natural gas liquefaction facility and storage tank at its Astoria property in Queens, New York. The plant can store approximately 1,000 mdth of which a maximum of about 250 mdth can be withdrawn per day. The company has about 1,230 mdth of additional natural gas storage capacity at a field in upstate New York, owned and operated by Honeoye Storage Corporation, a corporation 28.8 percent owned by Con Edison of New York.

Steam Facilities

Con Edison of New York generates steam for distribution at three steam/electric generating stations and five steam-only generating stations and distributes steam to customers through approximately 87 miles of mains and 18 miles of service lines. For information about the planned repowering of the East River steam-electric station, see “Electric Facilities—Generating Facilities,” above.

O&R

Electric Transmission and Distribution Facilities

O&R and its utility subsidiaries, RECO and Pike, own, in whole or in part, transmission and distribution facilities which include 602 circuit miles of transmission lines, 14 transmission substations (with a total transformer capacity of 3,913 MVA), 60 distribution substations (with a transformer capacity of 2,159 MVA), 94,636 in-service line transformers, 5,142 pole miles of overhead distribution lines and 2,733 miles of underground distribution lines.

Gas Facilities

O&R and Pike own their gas distribution systems, which include 1,810 miles of mains. In addition, O&R owns and maintains a gas transmission system, which includes 62 miles of mains.

RECO & Pike Mortgages

Substantially all of the utility plant and other physical property of O&R’s utility subsidiaries, RECO and Pike, is subject to the liens of the respective indentures securing first mortgage bonds of each company.

UNREGULATED SUBSIDIARIES

Con Edison Development, an unregulated subsidiary of Con Edison, owns interests in 1,668 MW of capacity in electric generating facilities, most of which use gas and/or oil as fuel. These interests, the capitalized costs of which at December 31, 2004 amounted to $830 million (net of accumulated depreciation), are as follows:

Name	Power Plant Type Base/Peak/Intermediate	Power Pool/Location	Aggregate Capacity (in MW)
Newington	Base	NEPOOL/New Hampshire	525
ADA	Base	ECAR/Michigan	29	(a)

	TOTAL BASE CAPACITY		554

GENOR	Intermediate	Central America/Guatemala	42
CEEMI	Intermediate	NEPOOL/Massachusetts	125
Lakewood	Intermediate	PJM/New Jersey	236	(b)

	TOTAL INTERMEDIATE CAPACITY		403

CEEMI	Peaking	NEPOOL/Massachusetts	156
Ocean Peaking	Peaking	PJM/New Jersey	330
Rock Springs	Peaking	PJM/Maryland	335

	TOTAL PEAKING CAPACITY		821

	TOTAL CAPACITY		1,778	(C)

(a)	Subject to a power purchase agreement expiring in 2026.
(b)	Subject to a power purchase agreement expiring in 2014.
(c)	Con Edison Development’s interest in these facilities amounts to 1,668 MW.

Con Edison Development is also engaged in two leasing transactions involving gas distribution and electric generating facilities in the Netherlands. See Note K to the financial statements in Item 8 (which information is incorporated herein by reference).

DISCONTINUED OPERATIONS

Con Edison Communications’ assets, the capitalized costs of which at December 31, 2004 amounted to $47 million, are included in Con Edison’s financial statements as Non-Utility Properties Held for Sale. The assets include opto-electronic equipment and over 400 miles of fiber optic cable that have been installed in the New York City metropolitan area primarily through Con Edison of New York underground conduits and other rights of way. Con Edison Communications pays fees for the use of such conduits and rights of way.

ITEM 3.	LEGAL PROCEEDINGS

CON EDISON

Northeast Utilities

For information about legal proceedings relating to Con Edison’s October 1999 agreement to acquire Northeast Utilities, see Note Q to the financial statements in Item 8 (which information is incorporated herein by reference).

Lease in/Lease Out Transactions

For information about Con Edison’s appeal of a proposed disallowance by the Internal Revenue Service of certain tax losses recognized in connection with the company’s lease in/lease out transactions, see Note K to the financial statements in Item 8 (which information is incorporated herein by reference).

CON EDISON OF NEW YORK

Asbestos

For information about legal proceedings relating to exposure to asbestos, see Note G to the financial statements in Item 8 (which information is incorporated herein by reference).

Superfund

The Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 and similar state statutes (Superfund) impose joint and several liability, regardless of fault, upon generators of hazardous substances for investigation, remediation costs and environmental damages. The sites at which Con Edison of New York has been asserted to have liability under Superfund include its and its predecessor companies’ former manufactured gas sites, its Astoria PCB storage facility, the Arthur Kill Generating Station site that it sold in 1999 and other Superfund sites discussed below. There may be additional sites as to which assertions will be made that the company has liability. For a further discussion of claims and possible claims against the company under Superfund, including with respect to its manufactured gas sites, estimated liability accrued for Superfund claims and recovery from customers of site investigation and remediation costs, see Note G to the financial statements in Item 8 (which information is incorporated herein by reference).

Manufactured Gas Sites.    Con Edison of New York and its predecessors formerly manufactured gas and maintained storage holders for manufactured gas at sites in New York City and Westchester County, New York (MGP Sites). Many of these sites are now owned by parties other than Con Edison of New York and have been redeveloped by them for other uses, including schools, residential and commercial developments and hospitals. The New York State Department of Environmental Conservation (DEC) is requiring the company to investigate, and if necessary, develop and implement remediation programs for the sites, which include 33 manufactured gas plant sites and 17 storage holder sites.

The information available to Con Edison of New York for most of the MGP Sites is incomplete as to the extent of contamination and remediation and monitoring methods, if any, to be used. Investigation of the MGP Sites has been completed at only five of the sites. Coal tar and/or other manufactured gas plant-related environmental contaminants have been detected at 23 MGP Sites, including sites in Manhattan and other parts of New York City and in Westchester County.

Astoria Site.    Con Edison of New York is permitted by the DEC to operate a PCB storage facility on property the company owns in the Astoria section of Queens, New York. Apart from the PCB storage facility, portions of the property were the former location of a manufactured gas plant and have been used or are being used for, among other things, electric generation operations, electric substation operations, the storage of fuel oil and liquefied natural gas, and the maintenance and storage of electric equipment. As a condition of its DEC permit, the company is required to investigate the property and where environmental contamination is found and action is necessary, to conduct corrective action to remediate the contamination. The company has investigated various sections of the property and is planning additional investigations. The company has submitted to the DEC and the New York State Department of Health a report identifying the known areas of contamination. The company estimates that its undiscounted potential liability for the cleanup of the known contamination on the property will be at least $19 million.

Arthur Kill Transformer Site.    Following a September 1998 transformer fire at Con Edison of New York’s former Arthur Kill Generating Station, it was determined that oil containing high levels of PCBs was released to the environment during the incident. The company has completed DEC-approved cleanup programs for the station’s facilities and various soil and pavement areas of the site affected by the PCB release. Pursuant to a July 1999 DEC consent order, the company completed a DEC-approved assessment of the nature and extent of the contamination in, and recommended a remediation program, for the waterfront area of the station. DEC has selected the remediation program for the waterfront area and the company will implement it pursuant to an additional consent order expected to be entered into during 2005. The company estimates that its undiscounted potential liability for the cleanup of PCB contamination at the site will be approximately $3.5 million. See “Con Edison of New York—Environmental Matters” in Item 1.

Other Superfund Sites.    Con Edison of New York is a potentially responsible party (PRP) with respect to other Superfund sites where there are other PRPs and it is not managing the site investigation and remediation. Work at these sites is in various stages, with the company participating in PRP groups at some of the sites. Investigation, remediation and monitoring at some of these sites have been, and are expected to continue to be, conducted over extended periods of time. The company does not believe that it is reasonably likely that monetary sanctions, such as penalties, will be imposed upon it by any governmental authority with respect to these sites.

The following table lists each of Con Edison of New York’s other Superfund sites for which the company anticipates it may have a liability. The table also shows for each such site, its location, the year in which the company was designated or alleged to be a PRP or to otherwise have responsibilities with respect to the site (shown in table under “Start”), the name of the court or agency in which proceedings with respect to the site are pending, and the company’s current estimate of its approximate potential liability for investigation, remediation and monitoring and environmental damages at the site or the unpaid share of any payments it is required to make under a settlement agreement resolving its liability for the site.

Site	Location	Start	Court or Agency	Estimated Liability(a)	% of Total(a)
Maxey Flats Nuclear	Morehead, KY	1986	EPA	$114,000	0.8%
Curcio Scrap Metal	Saddle Brook, NJ	1987	EPA	380,000	100%
Metal Bank of America	Philadelphia, PA	1987	EPA	150,000	1.0%
Cortese Landfill	Narrowsburg, NY	1987	EPA	745,000	6.0%
Global Landfill	Old Bridge, NJ	1988	EPA	115,000	0.3%
PCB Treatment, Inc.	Kansas City, KS & MO	1994	EPA	2,900,000	6.1%
Borne Chemical	Elizabeth, NJ	1997	NJSC	117,000	0.7%
(a)	Superfund liability is joint and several. Estimated liability shown is the company’s estimate of its anticipated share of the total liability determined pursuant to consent decrees, settlement agreements or otherwise and in light of financial condition of other PRPs.

Washington Heights Power Outage

Lawsuits relating to a July 1999 interruption of electric service to customers served by Con Edison of New York’s Washington Heights distribution network were brought in New York State Supreme and Civil Courts, New York County. A number of cases, including purported class action lawsuits, have been dismissed, discontinued or settled for de minimis amounts. At December 31, 2004, 12 cases relating to the outage were pending, including suits by the New York City Transit Authority seeking $20 million and by Columbia University and New York and Presbyterian Hospital seeking $23 million. The company does not expect that the remaining cases will have a material adverse effect on its financial position, results of operation or liquidity.

Electric System Safety

For information regarding PSC proceedings regarding the safety of Con Edison of New York’s electric transmission and distribution systems, see “Other Regulatory Matters” in Note B to the financial statements included in Item 8 (which information is incorporated herein by reference).

Lower Manhattan Restoration Litigation

For a description of litigation against the company with respect to emergency response and restoration activities following the September 11, 2001 attack on the World Trade Center, see Note R to the financial statements included in Item 8 (which information is incorporated herein by reference).

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

O&R has investigated and detected soil and/or groundwater contamination to varying degrees at all of the O&R MGP Sites. O&R has completed an Interim Remedial Measure at one MGP site. In addition, in 2004 the DEC has selected a remedial action plan for another O&R MGP site. Additional investigation and determination of the remediation and monitoring methods will be required at the other O&R MGP Sites.

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

The following table lists each of O&R’s other Superfund Sites for which the company anticipates it may have liability. The table also shows for each such site, its location, the year in which the company was designated or alleged to be a PRP or to otherwise have responsibilities with respect to the site (shown in table under “Start”), the name of the court or agency in which proceedings with respect to the site are pending and the company’s current estimate of its potential liability for investigation, remediation and monitoring and environmental damages at the site.

Site	Location	Start	Court or Agency	Estimated Liability(a)	% of Total(a)
Metal Bank of America	Philadelphia, PA	1987	EPA	$642,701	4.6%
Borne Chemical	Elizabeth, NJ	1997	EPA	100,000	1.7%
Orange County Landfill	Goshen, NY	2000	NYAG	125,000	(b	)
Ramapo Landfill	Ramapo, NY	2000	DEC	50,000	(b	)
Clarkstown Landfill	Clarkstown, NY	2003	NYAG	70,000	(b	)
(a)	Superfund liability is joint and several. Estimated liability shown is the company’s estimate of its anticipated share of the total liability determined pursuant to consent decrees, settlement agreements or otherwise and in light of financial condition of other PRPs.

(b)	Not ascertainable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information about the executive officers of Con Edison and Con Edison of New York, as of February 15, 2005. As indicated, certain of the executive officers are executive officers of each of Con Edison and Con Edison of New York and others are executive officers of Con Edison or Con Edison of New York. The term of office of each officer is until the next election of directors (trustees) of their company and until his or her successor is chosen and qualifies. Officers are subject to removal at any time by the board of directors (trustees) of their company. Mr. McGrath has an employment agreement with Con Edison, which provides that he will serve as Chairman of the Board and Chief Executive Officer of Con Edison and Con Edison of New York through August 31, 2005. Messrs. Burke and McMahon and Ms. Freilich have employment agreements with Con Edison, which provide that they will serve in senior executive positions through August 31, 2005. The term of each employment agreement is subject to one year extensions unless terminated on six months prior notice.

NAME	AGE	OFFICES AND POSITIONS DURING PAST FIVE YEARS
EXECUTIVE OFFICERS OF CON EDISON AND CON EDISON OF NEW YORK

Eugene R. McGrath	63	10/97 to present—Chairman, President, Chief Executive Officer and Director of Con Edison
		3/98 to present—Chairman, Chief Executive Officer and Trustee of Con Edison of New York

Kevin Burke	54	9/00 to present—President of Con Edison of New York
		7/99 to 8/00—President of O&R

Joan S. Freilich	63	3/98 to present—Executive Vice President, Chief Financial Officer and Director (Trustee) of Con Edison and Con Edison of New York

Robert N. Hoglund	43	4/04 to present—Senior Vice President of Finance of Con Edison and Con Edison of New York
		6/04 to present—Chief Financial Officer and Controller of O&R
		4/97 to 3/04—Managing Director, Citigroup Global Markets Inc. and predecessors

Frances A. Resheske	44	2/02 to present—Senior Vice President—Public Affairs of Con Edison of New York
		5/99 to 2/02—Vice President—Public Affairs of Con Edison of New York

Charles E. McTiernan, Jr.	60	1/03 to present—General Counsel of Con Edison and Con Edison of New York
		10/85 to 12/02—Associate General Counsel of Con Edison of New York

Edward J. Rasmussen	56	12/00 to present—Vice President and Controller of Con Edison and Con Edison of New York
		12/00 to 12/03—Vice President, Controller and Chief Financial Officer of O&R
		4/93 to 11/00—Assistant Controller of Con Edison of New York

NAME	AGE	OFFICES AND POSITIONS DURING PAST FIVE YEARS
Hyman Schoenblum	56	12/00 to present—Vice President—Corporate Planning of Con Edison of New York
		12/97 to 11/00—Vice President and Controller of Con Edison and Con Edison of New York
		7/99 to 11/00—Vice President and Chief Financial Officer of O&R

Joseph P. Oates	43	04/04 to present—Vice President and Treasurer of Con Edison and Con Edison of New York
		01/04 to 04/04—Vice President of Con Edison of New York
		11/03 to 01/04—Vice President—Bronx and Westchester of Con Edison of New York
		07/01 to 11/03—Vice President—Energy Management of Con Edison of New York
		02/01 to 07/01—Director—Direct Report to the Senior Vice President of Central Operations of Con Edison of New York
		04/99 to 02/01—Project Manager—Corporate Planning of Con Edison of New York

EXECUTIVE OFFICERS OF CON EDISON BUT NOT CON EDISON OF NEW YORK

Stephen B. Bram	62	1/03 to present—Group President, Energy and Communications of Con Edison
		9/00 to 12/02—President and Chief Executive Officer of O&R
		4/95 to 8/00—Senior Vice President—Central Operations of Con Edison of New York

John D. McMahon	53	1/03 to present—President and Chief Executive Officer of O&R
		8/98 to 12/02—Senior Vice President and General Counsel of Con Edison and Con Edison of New York

EXECUTIVE OFFICERS OF CON EDISON OF NEW YORK BUT NOT CON EDISON
(All offices and positions listed are with Con Edison of New York)

Louis L. Rana	56	2/03 to present—Senior Vice President—Electric Operations
		10/01 to 1/03—Vice President—Manhattan Electric Operations
		4/00 to 9/01—Vice President—Manhattan Customer Service
		3/98 to 3/00—Vice President—System and Transmission Operations

Mary Jane McCartney	56	10/93 to present—Senior Vice President—Gas

Robert A. Saya	63	9/01 to present—Senior Vice President—Central Operations
		4/00 to 8/01—Vice President—System and Transmission Operations
		1/95 to 3/00—Chief Engineer, Substation and Transmission Engineering

Luther Tai	56	9/01 to present—Senior Vice President—Central Services
		9/00 to 8/01—Senior Vice President—Central Operations
		7/98 to 8/00—Vice President—Corporate Planning

Marilyn Caselli	50	8/98 to present—Vice President—Customer Operations

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

CON EDISON

Con Edison’s Common Shares ($.10 par value), the only class of common equity of Con Edison, are traded on the New York Stock Exchange. As of January 31, 2005, there were 88,506 holders of record of Con Edison’s Common Shares.

The market price range for Con Edison’s Common Shares during 2004 and 2003, as reported in the consolidated reporting system, and the dividends paid by Con Edison in 2004 and 2003 were as follows:

	2004			2003
	High	Low	Dividends Paid	High	Low	Dividends Paid
1st Quarter	$45.01	$42.21	$0.565	$46.02	$36.55	$0.56
2nd Quarter	$44.25	$37.23	$0.565	$44.26	$38.20	$0.56
3rd Quarter	$42.90	$39.12	$0.565	$43.78	$38.55	$0.56
4th Quarter	$45.59	$42.09	$0.565	$43.48	$38.80	$0.56

On January 20, 2005, Con Edison’s Board of Directors declared a quarterly dividend of 57 cents per Common Share. The first quarter 2005 dividend will be paid on March 15, 2005.

Con Edison expects to pay dividends to its shareholders primarily from dividends and other distributions it receives from its subsidiaries. The payment of future dividends, which is subject to approval and declaration by Con Edison’s Board of Directors, will depend on a variety of factors, including business, financial and regulatory considerations. For additional information see “Dividends” in Note C to the financial statements in Item 8 (which information is incorporated herein by reference).

The information required by Item 201(d) of Regulation S-K is incorporated in Item 12 of this report from Con Edison’s definitive proxy statement for its Annual Meeting of Stockholders to be held on May 16, 2005.

CON EDISON OF NEW YORK

The outstanding shares of Con Edison of New York’s Common Stock ($2.50 par value), the only class of common equity of Con Edison of New York, are held by Con Edison and are not traded.

The dividends declared by Con Edison of New York in 2004 and 2003 are shown in its Consolidated Statement of Common Shareholder’s Equity included in Item 8 (which information is incorporated herein by reference). For additional information about the payment of dividends by Con Edison of New York, and restrictions thereon, see “Dividends” in Note C to the financial statements in Item 8 (which information is incorporated herein by reference).

O&R

The outstanding shares of O&R’s Common Stock ($5.00 par value), the only class of common equity of O&R, are held by Con Edison and are not traded.

The dividends declared by O&R in 2004 and 2003 are shown in its Consolidated Statement of Common Shareholder’s Equity included in Item 8 (which information is incorporated herein by reference). For additional information about the payment of dividends by O&R, and restrictions thereon, see “Dividends” in Note C to the financial statements in Item 8 (which information is incorporated herein by reference).

ITEM 6.	SELECTED FINANCIAL DATA

CON EDISON

	For the Year Ended December 31
	2004	2003	2002	2001	2000
	(Millions of Dollars)
Operating revenues*	$9,758	$9,808	$8,498	$9,389	$9,317
Purchased power	3,961	3,884	3,201	3,380	3,536
Fuel	597	504	289	394	351
Gas purchased for resale	852	889	596	860	789
Operating income	931	1,044	1,078	1,141	1,021
Income from continuing operations	549	634	689	694	588
Loss from discontinued operations	(12)	(109)	(21)	(12)	(5)
Income before cumulative effect of changes in accounting principles	537	525	668	682	583
Cumulative effect of changes in accounting principles	-	3	(22)	-	-
Net income for common stock	537	528	646	682	583
Total assets	22,560	20,966	19,667	17,901	17,661
Long-term debt	6,561	6,733	6,166	5,501	5,415
Preferred stock subject to mandatory redemption	-	-	-	37	37
Common shareholders’ equity	7,054	6,423	5,921	5,666	5,472

BASIC EARNINGS PER SHARE
Continuing operations	$2.33	$2.87	$3.24	$3.28	$2.77
Discontinued operations	$(0.05)	$(0.50)	$(0.10)	$(0.06)	$(0.02)
Before cumulative effect of changes in accounting principles	$2.28	$2.37	$3.14	$3.22	$2.75
Cumulative effect of changes in accounting principles	-	$0.02	$(0.11)	-	-
After cumulative effect of changes in accounting principles	$2.28	$2.39	$3.03	$3.22	$2.75
DILUTED EARNINGS PER SHARE
Continuing operations	$2.32	$2.86	$3.23	$3.27	$2.76
Discontinued operations	$(0.05)	$(0.50)	$(0.10)	$(0.06)	$(0.02)
Before cumulative effect of changes in accounting principles	$2.27	$2.36	$3.13	$3.21	$2.74
Cumulative effect of changes in accounting principles	-	$0.02	($0.11)	-	-
After cumulative effect of changes in accounting principles	$2.27	$2.38	$3.02	$3.21	$2.74
Cash dividends per common share	$2.26	$2.24	$2.22	$2.20	$2.18

Average common shares outstanding (millions)	236	221	213	212	212

*	Includes a $124 million pre-tax charge in 2004, in accordance with Con Edison of New York’s electric, gas and steam rate plans.

Con Edison of New York

	For the Year Ended December 31
	2004	2003	2002	2001	2000
	(Millions of Dollars)
Operating revenues*	$8,006	$8,166	$7,224	$8,122	$8,001
Purchased power	3,064	3,124	2,622	2,819	2,988
Fuel	404	358	232	351	322
Gas purchased for resale	709	715	472	666	491
Operating income	825	942	954	1,047	952
Net income for common stock	518	591	605	649	570
Total assets	19,244	17,764	16,837	15,347	15,405
Long-term debt	5,235	5,435	5,392	5,012	4,915
Preferred stock subject to mandatory redemption	-	-	-	37	37
Common shareholder’s equity	6,116	5,482	4,890	4,666	4,480

*	Includes $124 million pre-tax in 2004, in accordance with Con Edison of New York’s electric, gas and steam rate plans.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON, CON EDISON OF NEW YORK AND O&R)

This combined management’s discussion and analysis of financial condition and results of operations (MD&A) relates to the consolidated financial statements of this report of the three separate registrants: Consolidated Edison, Inc. (Con Edison), Consolidated Edison Company of New York, Inc. (Con Edison of New York) and Orange and Rockland Utilities, Inc. (O&R) and should be read in conjunction with the financial statements and the notes thereto. Con Edison of New York and O&R (the Utilities) are subsidiaries of Con Edison and, as such, information in this MD&A about each of the Utilities also applies to Con Edison.

As used in this report, the term the “Companies” refers to each of the three separate registrants: Con Edison, Con Edison of New York and O&R. However, neither of the Utilities makes any representation as to information in this report relating to Con Edison or the subsidiaries of Con Edison other than itself.

Information in the notes to the consolidated financial statements referred to in this discussion and analysis is incorporated by reference herein. The use of terms such as “see” or “refer to” shall be deemed to incorporate by reference into this discussion and analysis the information to which reference is made.

CORPORATE OVERVIEW

Con Edison’s principal business operations are those of the Utilities. Con Edison also has unregulated subsidiaries that compete in energy-related businesses.

Certain financial data of Con Edison’s subsidiaries is presented below:

	Twelve months ended December 31, 2004				At December 31, 2004

(Millions of Dollars)	Operating Revenues		Net Income		Assets
Con Edison of New York	$8,006	82%	$518 (b)	96%	$19,244	85%
O&R	703	7%	46	8%	1,390	6%

Total Utilities	8,709	89%	564	104%	20,634	91%

Con Edison Development	417	4%	(4)	(1)%	1,270	6%
Con Edison Energy	28	-%	-	-%	119	1%
Con Edison Solutions	626	7%	3	1%	119	1%
Other(a)	(22)	-%	(14)	(2)%	366	1%

Total continuing operations	$9,758	100%	549	102%	22,508	100%
Discontinued operations (c)	-	-%	(12)	(2)%	52	-%

Total Con Edison	$9,758	100%	$537	100%	$22,560	100%

(a)	Represents inter-company and parent company accounting.
(b)	Reflects after-tax charges discussed below.
(c)	Represents the discontinued operations of Con Edison Communications.

Con Edison’s net income for common stock in 2004 was $537 million or $2.28 a share. Net income for common stock in 2003 and 2002 was $528 million or $2.39 a share and $646 million or $3.03 a share,

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON, CON EDISON OF

NEW YORK AND O&R) — CONTINUED

respectively. The 2004 results reflect after-tax charges totaling $80 million or $0.34 a share in accordance with Con Edison of New York’s electric, gas and steam rate plans (see Note B to the financial statements) and $12 million or $.05 a share (after-tax) losses from the discontinued operations of Con Edison Communications (see Note W to the financial statements). Included in 2003 net income for common stock were impairment charges for certain generating assets ($10 million after-tax or $0.05 per share), the impact of a regulatory settlement ($5 million after tax charge or $0.03 per share) and losses from discontinued operations of Con Edison Communications ($109 million after-tax charge or $0.50 per share, which includes an impairment charge of $84 million after tax or $0.38 per share), partially offset by the cumulative effect of changes in accounting principles ($3 million after-tax gain or $0.02 per share). Included in the 2002 results were the cumulative effect of changes in accounting principles ($22 million after-tax charges or $0.11 per share) and the loss from discontinued operations of Con Edison Communications ($21 million after-tax charge or $0.10 per share).

For segment financial information, see Note O to the financial statements and “Results of Operations,” below.

See also “Risk Factors,” below.

Regulated Utility Subsidiaries

Con Edison of New York provides electric service to approximately 3.2 million customers and gas service to over 1 million customers in New York City and Westchester County. The company also provides steam service in parts of Manhattan. O&R, along with its regulated utility subsidiaries, provides electric service to approximately 0.3 million customers in southeastern New York and adjacent areas of northern New Jersey and eastern Pennsylvania and gas service to over 0.1 million customers in southeastern New York and adjacent areas of eastern Pennsylvania.

The Utilities are primarily “wires and pipes” energy delivery companies that deliver energy in their service areas subject to extensive federal and state regulation. The Utilities’ customers buy this energy from the Utilities, or from other suppliers through the Utilities’ retail access programs. The Utilities purchase substantially all of the energy they sell to customers pursuant to firm contracts or through wholesale energy markets, and recover (generally on a current basis) the cost of the energy sold, pursuant to approved rate plans.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON, CON EDISON OF

NEW YORK AND O&R) — CONTINUED

The factors affecting demand for utility service include weather and economic conditions. In December 2004 Con Edison of New York and O&R each experienced a new winter peak load for electricity. Con Edison of New York set monthly electric delivery records in 8 of the 12 months of 2004 and O&R for 10 of the 12 months of 2004. The peak electric loads for Con Edison of New York and O&R in 2004 were 11,327 MW and 1,330 MW, respectively.

Because the energy delivery infrastructure must be adequate to meet demand in peak periods with a high level of reliability, the Utilities’ capital investment plans reflect in great part actual growth in electric peak load adjusted to summer design weather conditions, as well as forecast growth in peak loads. On this basis, Con Edison of New York’s weather-adjusted peak load in the summer of 2004 was 12,775 MW, 1.4 percent higher than the adjusted peak load in 2003. The company estimates that, under design weather conditions, the 2005 service area peak load will be 13,025 MW. The forecasted average annual growth rate of the electric peak load over the next five years is 1.5 percent. The company anticipates an ongoing need for substantial capital investment in order to meet this load growth with the high level of reliability that it currently provides (see “Liquidity and Capital Resources—Capital Requirements,” below).

The Utilities have rate plans approved by state utility regulators that cover the rates they can charge their customers. Con Edison of New York has an electric rate plan (approved in November 2000) that ends March 31, 2005, and has pending with the New York State Public Service Commission (PSC) a Joint Proposal supported by the company, PSC staff and other parties, which would establish a new rate plan for the period April 1, 2005 through March 31, 2008. The company has new gas and steam rate plans (approved in September 2004), effective October 1, 2004 through September 30, 2007 and October 1, 2004 through September 30, 2006, respectively. Among other things, the pending electric rate plan and the new gas and steam rate plans address the increased construction expenditures and related costs incurred and expected to be incurred to meet increasing customer demand and reliability needs. O&R has rate plans for it’s electric and gas services in New York that extend through October 31, 2006. Pursuant to the Utilities’ rate plans, charges to customers may not be changed during the respective terms of the rate plans other than for recovery of the costs incurred for energy supply and limited other exceptions. The rate plans generally require the Utilities to share with customers earnings in excess of specified rates of return on equity. Changes in delivery volumes are reflected in operating income (except to the extent that weather-normalization provisions apply to the gas businesses). See “Regulatory Matters” below and “Recoverable Energy Costs” and “Rate and Restructuring Agreements” in Notes A and B, respectively, to the financial statements.

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

In June 2004, the Utilities reached collective bargaining agreements covering essentially all of their employees that are union members (about two-thirds of each of the company’s employees).

Unregulated Businesses

Con Edison’s unregulated energy subsidiaries participate in competitive businesses and are subject to different risks than the Utilities. In view of conditions affecting certain of its competitive activities, the company recognized an impairment charge of $18 million ($10 million after-tax) for these businesses in the fourth quarter of 2003. See “Application of Critical Accounting Policies,” below and Note H to the financial statements. At December 31, 2004, Con Edison’s investment in its unregulated energy subsidiaries was $599 million and the unregulated subsidiaries’ assets amounted to $1.5 billion.

Consolidated Edison Solutions, Inc. (Con Edison Solutions) sells electricity to delivery customers of the Utilities and other utilities in the Northeast and Mid-Atlantic regions and also offers energy related services. The company sold approximately 6.9 million megawatt hours of electricity to customers over the 12-month period ended December 31, 2004 and served approximately 28,000 electric customers at that date.

Consolidated Edison Development, Inc. (Con Edison Development) owns and operates generating plants and participates in other infrastructure projects. At December 31, 2004, the company owned the equivalent of 1,668 MW of capacity in electric generating facilities of which 224 MW is sold under long-term purchase power agreements and the balance is sold on the wholesale electricity markets.

Consolidated Edison Energy, Inc. (Con Edison Energy) provides energy and capacity to Con Edison Solutions and others and markets the output of plants owned or operated by Con Edison Development. The company also provides risk management services to Con Edison Solutions and Con Edison Development and offers these services to others.

Con Edison anticipates investing $14 million in its unregulated businesses over the next two years and will focus on increasing their customer base, gross margins and increasing the value of their existing assets. See “Liquidity and Capital Resources—Capital Requirements” and “Capital Resources,” below.

Discontinued Operations

In December 2004, after a comprehensive strategic review, Con Edison entered into an agreement to sell Consolidated Edison Communications, LLC (Con Edison Communications) to FiberNet Telecom Group, Inc. for $37 million in cash, subject to certain adjustments. Con Edison expects to complete the sale in 2005 following review or approval by the City of New York, the PSC and various federal, state and local regulators. At December 31, 2004, Con Edison Communications’ assets and liabilities

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON, CON EDISON OF

NEW YORK AND O&R) — CONTINUED

amounted to $52 million and $16 million, respectively. In addition, Con Edison Communications incurred net losses of $12 million, $109 million (including an after-tax impairment charge of $84 million) and $21 million for the years ended 2004, 2003 and 2002, respectively. The contemplated sale will not result in a significant after-tax gain or loss. See Note W to the financial statements.

Results of Operations - Summary

Con Edison’s earnings per share in 2004 were $2.28 ($2.27 on a diluted basis). Earnings per share in 2003 and 2002 were $2.39 ($2.38 on a diluted basis) and $3.03 ($3.02 on a diluted basis).

Earnings per share for 2003 and 2002, before the cumulative effect of changes in accounting principles of $3 million and $(22) million after tax, respectively, were $2.37 ($2.36 on a diluted basis) and $3.14 ($3.13 on a diluted basis), respectively.

Earnings for the years ended December 31, 2004, 2003 and 2002 were as follows:

(Millions of Dollars)	2004	2003		2002
Con Edison of New York	$518 (c)	$591		$605
O&R	46	45		45
Con Edison Development	(4)	(9	)(d)	(4	)(f)
Con Edison Energy	-	1		2	(g)
Con Edison Solutions	3	19		22
Other(a)	(14)	(10)		(3)

Total continuing operations	549	637		667
Discontinued operations(b)	(12)	(109	)(e)	(21)

CON EDISON	$537	$528		$646

(a)	Represents inter-company and parent company accounting including interest expense on debt and non-operating income tax expense.
(b)	Represents the discontinued operations of Con Edison Communications.
(c)	Includes charges totaling $80 million after tax in accordance with Con Edison of New York’s new or pending electric, gas and steam rate plans. See Note B to the financial statements.
(d)	Includes a charge for the impairment of two combustion turbines and a generation investment totaling $10 million after tax. See Note H to the financial statements. Also includes a benefit for the cumulative effect of changes in accounting principles for mark-to-market gains related to certain power sales contracts, partially offset by a $3 million net after-tax impact of financial statement consolidation of the Newington plant.
(e)	Includes a charge for the impairment of Con Edison Communications assets in accordance with SFAS No. 144 totaling $84 million after-tax. See Note H to the financial statements.
(f)	Includes a charge for the cumulative effect of a change in accounting principle for goodwill impairment of certain unregulated generating assets totaling $20 million after tax. See Note L to the financial statements.
(g)	Includes a charge for the cumulative effect of a change in accounting principle for the rescission of Emerging Issues Task Force (EITF) Issue No. 98-10 totaling $2 million after tax.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON, CON EDISON OF

NEW YORK AND O&R) — CONTINUED

Con Edison’s earnings in 2004 were $9 million higher than in 2003, reflecting the following factors (after tax, in millions):

Con Edison of New York:
Impact of weather in 2004 on net revenues versus 2003 (estimated)	$(5)
Sales growth and other revenue factors (estimated)	35
Increased pensions and other post-retirement benefits costs	(18)
Regulatory accounting	(12)
Higher depreciation and property tax expense	(32)
Higher operations and maintenance expense	(27)
Lower interest expense, principally long-term debt	14
Allowance for funds used during construction and other income	21
Electric, gas and steam rate plan charges	(80)
Settlement in 2003 regarding nuclear generating unit sold in 2001	5
Other, principally tax benefits	26

Total Con Edison of New York	(73)
O&R	1
Unregulated energy subsidiaries including parent company	(23)
Unregulated generating asset impairments	10
Loss on discontinued operations, including impairment recognized in 2003	97
Cumulative effect of changes in accounting principles	(3)

TOTAL	$9

Con Edison’s earnings in 2003 were $118 million lower than in 2002, reflecting the following factors (after tax, in millions):

Con Edison of New York:
Impact of weather in 2003 on net revenues versus 2002 (estimated)	$(6)
Sales growth and other revenue factors (estimated)	34
Lower operations and maintenance expense	25
Regulatory accounting	14
Increased pensions and other post-retirement benefits costs	(54)
Higher depreciation and property tax expense	(27)
Settlement regarding nuclear generating unit sold in 2001	(5)
Regional power outage (estimated)	(6)
Lower sales and use tax	7
Other	4

Total Con Edison of New York	(14)
O&R	-
Unregulated energy subsidiaries including parent company	(30)
Unregulated generating asset impairments	(10)
Loss on discontinued operations, including impairment recognized in 2003	(88)
Cumulative effect of changes in accounting principles	25
Other	(1)

Total	$(118)

See “Results of Operations” below for further discussion and analysis of results of operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON, CON EDISON OF

NEW YORK AND O&R) — CONTINUED

RISK FACTORS

Con Edison’s business is influenced by many factors that are difficult to predict, and that involve uncertainties that may materially affect our actual operating results, cash flows and financial condition. These risk factors include:

Our Revenues And Results of Operations Reflect Regulatory Actions—Our utility subsidiaries have rate plans approved by state utility regulators that cover the prices they can charge their customers. The prices generally may not be changed during the specified terms of the rate plans other than for the recovery of energy costs and limited other exceptions. The rate plans include earnings adjustments for meeting or failing to meet certain standards. Certain of the plans require action by regulators at their expiration dates, which may include approval of new plans with different provisions. Regulators may also take actions affecting the company outside of the framework of the approved rate plans. See “Application of Critical Accounting Polices” and “Regulatory Matters,” below.

Our Ability To Pay Dividends Or Interest Is Subject To Regulatory Restrictions—Our ability to pay dividends on our common stock or interest on our external borrowings depends primarily on the dividends and other distributions we receive from our subsidiaries. The dividends that the utility subsidiaries may pay to us are generally limited to not more than 100 percent of their respective income available for dividends calculated on a two-year rolling average basis, with certain exceptions. See “Dividends” in Note C to the financial statements.

We Purchase The Energy We Sell To Customers—We purchase substantially all of the energy we sell to our customers. A disruption or delay in our energy supply arrangements could adversely affect our ability to meet our customers’ energy needs and our results of operations. We have policies to manage the economic risks related to energy supply, including related hedging transactions and the risk of a counterparty’s non-performance. Our utility subsidiaries generally recover their prudently incurred fuel, purchased power and gas costs, including the cost of hedging transactions, in accordance with rate provisions approved by state utility regulators. Our unregulated energy subsidiaries enter into energy market transactions to manage their commodity-related price and volumetric risks. See “Financial and Commodity Market Risks—Commodity Price Risk,” below.

We Have A Substantial Ongoing Utility Construction Program—We estimate that our utility subsidiaries’ construction expenditures will exceed $1.5 billion in each of the next three years. The ongoing construction program includes large energy transmission and distribution system projects. The failure to complete these projects in a timely manner could adversely affect our ability to meet our customers’ growing energy needs with the high level of reliability that we currently provide. The Utilities expect to use internally-generated funds and external financing to fund the construction expenditures. Changes

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON, CON EDISON OF

NEW YORK AND O&R) — CONTINUED

in capital market conditions or in our credit ratings could adversely affect our ability to raise money. Our commercial paper and unsecured debt are rated by Moody’s Investors Services, Inc., Standard & Poor’s Ratings Services and Fitch, Inc. These ratings impact our cost of funds. Our current ratings are shown in “Liquidity and Capital Resources—Capital Resources,” below.

Our Unregulated Energy Subsidiaries Are In Evolving Businesses—Our unregulated energy subsidiaries are active in evolving markets that are affected by the actions of governmental agencies, other organizations (such as independent system operators) and other competitive companies. Compared to the utility subsidiaries, the profitability of their products and services is not as predictable.

Our Financial Statements Reflect the Application of Critical Accounting Policies—The application of our critical accounting policies reflects complex judgments and estimates. These policies, which are described in “Application of Critical Accounting Policies,” below, include industry specific accounting applicable to regulated public utilities and accounting for pensions and other post-retirement benefits, contingencies, long-lived assets, derivative instruments, goodwill and leases. New generally accepted accounting policies or changes to current accounting policies or interpretations of such policies that affect our financial statements may be adopted by the relevant accounting authorities.

We Are Engaged In A Material Legal Proceeding With Northeast Utilities—In 2001, we sued Northeast Utilities to recover damages from their breach of our merger agreement with them and to seek the court’s declaration that we had no further obligations under the merger agreement. Northeast Utilities alleges we breached the merger agreement and is pursuing a counter-claim against us for damages in excess of $1.2 billion. There are also claims by purported classes of Northeast Utilities shareholders seeking damages from us that we believe to be substantially duplicative of those sought by Northeast Utilities. See Note Q to the financial statements.

We Are Exposed To Material Liabilities Relating To Hazardous Substances—Hazardous substances, such as asbestos, polychlorinated biphenyls (PCBs) and coal tar, have been used or produced in the course of operations of our utility subsidiaries and are present on properties or in facilities and equipment currently or previously owned by them. See “Environmental Matters,” below.

We Are Subject To Extensive Government Regulation—Our operations are subject to extensive federal and state regulation and require numerous permits, approvals and certificates from various federal, state and local governmental agencies. We may be subject to new laws or regulations or the revision or reinterpretation of existing laws or regulations.

We Are Exposed to Risks That Are Beyond Our Control—Our results of operations can be affected by changes in the weather, which directly influences the demand for electricity, gas and steam and can affect the price of energy commodities. The cost of repairing damage to our operating subsidiaries’ facilities and

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON, CON EDISON OF

NEW YORK AND O&R) — CONTINUED

the potential disruption of their operations due to storms, natural disasters, wars, terrorist acts and other catastrophic events could be substantial. The occurrence or risk of occurrence of future terrorist attacks or related acts of war could also adversely affect the New York or United States economy. A lower level of economic activity for these or other reasons could result in a decline in energy consumption, which could adversely affect our revenues and earnings and limit our future growth prospects.

FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements intended to qualify for the safe-harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements of future expectation and not facts. Words such as “expects,” “estimates,” “anticipates,” “intends,” “believes,” “plans,” “will” and similar expressions identify forward-looking statements. Forward-looking statements are based on information available at the time the statements are made, and accordingly speak only as of that time. Actual results or developments might differ materially from those included in the forward-looking statements because of various factors such as those discussed under “Risk Factors,” above.

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

The critical accounting policies are as follows:

Accounting for Regulated Public Utilities—SFAS No. 71

The Utilities are subject to SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation,” and the accounting requirements of the Federal Energy Regulatory Commission (FERC) and state public utility regulatory authorities having jurisdiction.

SFAS No. 71 specifies the economic effects that result from the cause and effect relationship of costs and revenues in the rate-regulated environment and how these effects are to be accounted for by a regulated enterprise. Revenues intended to cover some costs may be recorded either before or after the costs are incurred. If regulation provides assurance that incurred costs will be recovered in the future, these costs would be recorded as deferred charges or “regulatory assets” under SFAS No. 71. If revenues are recorded for costs that are expected to be incurred in the future, these revenues would be recorded as deferred credits or “regulatory liabilities” under SFAS No. 71.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON, CON EDISON OF

NEW YORK AND O&R) — CONTINUED

The Utilities’ principal regulatory assets and liabilities are detailed in Note B to the financial statements. The Utilities are each receiving or being credited with a return on all regulatory assets for which a cash outflow has been made. The Utilities are each paying or being charged with a return on all regulatory liabilities for which a cash inflow has been received. The regulatory assets and liabilities will be recovered from customers, or applied for customer benefit, in accordance with rate provisions approved by the applicable public utility regulatory commission.

In the event that regulatory assets of the Utilities were no longer probable of recovery (as required by SFAS No. 71), these regulatory assets would be charged to earnings. At December 31, 2004, the regulatory assets for Con Edison, Con Edison of New York and O&R were $2.3 billion, $2.0 billion and $252 million, respectively.

Accounting for Pensions and Other Postretirement Benefits

The Utilities provide pensions and other postretirement benefits to substantially all of their employees and retirees. Con Edison’s unregulated subsidiaries also provide such benefits to certain of their employees. The Companies account for these benefits in accordance with SFAS No. 87, “Employers’ Accounting for Pensions” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits other than Pensions.” In applying these accounting policies, the Companies have made critical estimates related to actuarial assumptions, including assumptions of expected returns on plan assets, future compensation, health care cost trends and appropriate discount rates. See Notes E and F to the financial statements for information about these assumptions, actual performance, amortization of investment and other actuarial gains and losses and calculated plan costs for 2004, 2003 and 2002.

Primarily because of the amortization of previous years’ net investment gains, Con Edison of New York’s pension expense for 2004, 2003 and 2002 was negative, resulting in a credit to and increase in net income in each year. Investment gains and losses on plan assets are fully recognized in expense over a 15-year period (20 percent of the gains and losses for each year begin to amortize in each of the following five years and the amortization period for each 20 percent portion of the gains and losses is ten years). This amortization is in accordance with the Statement of Policy issued by the New York Public Service Commission (PSC) and is permitted under SFAS No. 87.

The cost of pension and other postretirement benefits in future periods will depend on actual returns on plan assets and assumptions for future periods. Con Edison’s current estimate for 2005 is an increase, compared with 2004, in the pension and other postretirement benefits cost of $146 million and $9 million for Con Edison of New York and O&R, respectively. This increase reflects the amortization of prior period actuarial losses associated with declines in the market value of assets in recent years and a change in the discount rate assumption from 6.3% in 2004 to 5.9% in 2005.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON, CON EDISON OF

NEW YORK AND O&R) — CONTINUED

Amortization of market gains and losses experienced in previous years is expected to reduce Con Edison of New York’s and O&R’s pension and other postretirement benefit costs by an additional $34 million and $1 million in 2006, respectively. A 5.0 percentage point variation in the actual annual return in 2005 as compared with the expected annual asset return of 8.8 percent would change pension and other postretirement benefit costs for Con Edison of New York and O&R by approximately $14 million and $1 million, respectively, in 2006.

In accordance with SFAS No. 71 and consistent with the gas and steam rate plans approved by the PSC in September 2004, effective October 1, 2004, Con Edison of New York is deferring as a regulatory asset or liability, as the case may be, any difference between expenses recognized under SFAS No. 87 and SFAS No. 106 allocable to gas and steam operations and the amounts reflected in gas and steam rates for such expenses. The company’s pending electric rate plan includes a similar provision to reconcile pension and other postretirement benefit expense allocable to electric operations.

In accordance with SFAS No. 71 and consistent with rate provisions approved by the PSC, O&R defers as a regulatory asset any difference between expenses recognized under SFAS No. 87, SFAS No. 106 and the amounts reflected in rates for such expenses.

Pension benefits are provided through a pension plan maintained by Con Edison to which Con Edison of New York, O&R and the unregulated subsidiaries make contributions for their participating employees. Pension accounting by the Utilities includes an allocation of plan assets. An actuarial valuation of the plan’s funded status as of December 31, 2004, showed that the fair value of the plan’s assets exceeded the plan’s accumulated benefit obligation (ABO) by $672 million at that date. However, the fair market value of the plan assets could fall below the plan’s ABO in future years. In that event, each of the Utilities would be required, under SFAS No. 87, to accrue a liability equal in amount to the difference between its share of the fair value of the plan assets and its portion of the ABO, plus, in the case of Con Edison of New York, its total prepaid pension costs, through a non-cash charge to other comprehensive income (OCI). The charge to OCI, which would be net of taxes, would not affect net income for common stock.

The Companies were not required to make cash contributions to their pension plans in 2004 under funding regulations and tax laws. O&R made a discretionary contribution of $22 million to the plan in 2004. In 2005, O&R and Con Edison’s unregulated subsidiaries expect to make discretionary contributions of $28 million and $1 million, respectively. The Companies’ policy is to fund their pension and postretirement benefit accounting costs to the extent tax deductible.

Accounting for Contingencies

SFAS No. 5, “Accounting for Contingencies,” applies to an existing condition, situation or set of circumstances involving uncertainty as to possible loss that will ultimately be resolved when one or

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON, CON EDISON OF

NEW YORK AND O&R) — CONTINUED

more future events occur or fail to occur. Known material contingencies, which are described in the notes to the financial statements, include a PSC proceeding relating to the safety of the Con Edison of New York’s utility systems (Note B); the Utilities’ responsibility for hazardous substances, such as asbestos, polychlorinated biphenyls (PCBs) and coal tar that have been used or generated in the course of operations (Note G); a collection agent’s failure to forward to Con Edison of New York payments it had received (Note J); Con Edison Development’s lease in/lease out transactions (Note K); legal proceedings relating to Con Edison’s 1999 merger agreement with Northeast Utilities (Note Q); and legal proceedings relating to emergency response and restoration following the September 11, 2001 attack on the World Trade Center (Note R). In accordance with SFAS No. 5, the Companies have accrued estimates of losses relating to the contingencies as to which loss is probable and can be reasonably estimated and no liability has been accrued for contingencies as to which loss is not probable or cannot be reasonably estimated.

The Utilities recover costs for asbestos lawsuits, workers’ compensation and environmental remediation pursuant to their current rate plans. Changes during the terms of the rate plans to the amounts accrued for contingencies would not impact earnings.

Accounting for Long-Lived Assets

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” requires that certain long-lived assets must be tested for recoverability whenever events or changes in circumstances indicate their carrying amounts may not be recoverable. The carrying amount of a long-lived asset is deemed not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Under SFAS No. 144 an impairment loss is recognized if the carrying amount is not recoverable from such cash flows, and exceeds its fair value, which approximates market value.

Con Edison’s unregulated businesses tested their assets for impairment in 2003. A critical element of this test is the forecast of future undiscounted cash flows to be generated from the long-lived assets. Forecast of these cash flows requires complex judgments about future operations, which are particularly difficult to make with respect to evolving industries such as the energy-related and telecommunications businesses. Under SFAS No. 144, if alternative courses of action are under consideration or if a range is estimated for the amount of possible future cash flows, the probability of those possible outcomes must be weighted. As a result of the tests performed in 2003, Con Edison recognized impairment charges of $159 million ($94 million after tax) for the assets of its unregulated telecommunications and generation businesses. See Notes H and W.

In 2004, Con Edison’s unregulated businesses again tested their assets for impairment, and no impairments were identified. With respect to the telecommunications assets, the agreement to sell

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON, CON EDISON OF

NEW YORK AND O&R) — CONTINUED

Con Edison Communications (see Note W to the financial statements) for $37 million was used to establish fair value. With respect to the forecasted cash flows associated with Con Edison Development’s generation facilities, a 10 percent decrease in the estimated undiscounted cash flows for these facilities would not have resulted in an impairment charge.

Accounting for Derivative Instruments

The Companies apply SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, and other related accounting pronouncements to their derivative financial instruments. The Companies use derivative financial instruments to hedge market price fluctuations in related underlying transactions for the physical purchase and sale of electricity and gas and interest rate risk on certain debt securities. See “Financial and Commodity Market Risks,” below and Note P to the financial statements.

Where the Companies are required to make mark-to-market estimates pursuant to SFAS No. 133, the estimates of gains and losses at a particular period end do not reflect the end results of particular transactions, and will most likely not reflect the actual gain or loss at the conclusion of a transaction. Estimated gains or losses are for the most part based on prices supplied by external sources such as the fair value of exchange traded futures and options and the fair value of positions for which price quotations are available through or derived from brokers or other market sources. Estimated gains and losses based on models or other valuation methods comprise less than .01 percent of each of the Companies’ total revenues.

Accounting for Goodwill

Effective January 1, 2002, Con Edison adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” This Statement modified the accounting and reporting of goodwill and intangible assets. In accordance with SFAS No. 142, Con Edison no longer amortizes goodwill, but is required to annually test goodwill for impairment. See Note L to the financial statements.

Goodwill is tested for impairment using a two-step approach. The first step of the goodwill impairment test compares the estimated fair value of a reporting unit with its carrying value, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill of the reporting unit is considered not impaired. If the carrying value exceeds the estimated fair value of the reporting unit, the second step is performed to measure the amount of impairment loss, if any. The second step requires a calculation of the implied fair value of goodwill.

In connection with the adoption of SFAS No. 142, Con Edison recorded a loss of $34 million ($20 million after tax) as of January 1, 2002, relating to certain generation assets owned by an unregulated subsidiary.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON, CON EDISON OF

NEW YORK AND O&R) — CONTINUED

The remaining unamortized goodwill of $406 million at December 31, 2004, was most recently tested for impairment during the first quarter of 2004. This test did not require any second-step assessment and did not result in any impairment. The company’s most significant assumptions surrounding the goodwill impairment test relate to the estimates of reporting unit fair values. The Company estimated fair values primarily based upon discounted cash flows. A decrease in the forecasted cash flows of 10 percent would not have resulted in the carrying value of any reporting units exceeding their estimated fair values.

Accounting for Leases

The Companies apply SFAS No. 13, “Accounting for Leases” and other related pronouncements to their leasing transactions. See Note K to the financial statements for information about Con Edison Development’s “Lease In/Lease Out” or LILO transactions, a proposed disallowance of tax losses by the Internal Revenue Service and a possible charge to earnings.

In accordance with SFAS No. 13, Con Edison accounted for the two LILO transactions as leveraged leases. Accordingly, the company’s investment in these leases, net of deferred taxes, is carried as a single amount in Con Edison’s consolidated balance sheet and income is recognized pursuant to a method that incorporates a level rate of return for those years when net investment in the lease is positive, based upon the after-tax cash flows projected at the inception of the leveraged leases.

In a recent meeting, the FASB tentatively decided that a change in the timing alone of the tax benefits that are realized by a lessor in a leveraged lease should result in a recalculation of the leveraged lease with any change in the recalculated net investment recognized as a gain or loss currently.

Con Edison believes that its position on the LILOs is correct and is currently appealing the auditors’ proposal within the Internal Revenue Service. If Con Edison is unsuccessful in defending its position, the company may be required to recalculate the leveraged leases, which could result in a charge to earnings, the amount of which could have a material adverse effect on Con Edison’s results of operations.

LIQUIDITY AND CAPITAL RESOURCES

The Companies’ liquidity reflects cash flows from operating, investing and financing activities, as shown on their respective consolidated statement of cash flows and as discussed below.

The principal factors affecting Con Edison’s liquidity are its investments in the Utilities, the dividends it pays to its shareholders and the dividends it receives from the Utilities. In addition, in the 2004 and 2003 periods, Con Edison issued 16.7 million and 11.9 million shares of common stock for $578 and $436 million, respectively, of which $512 million and $378 million were invested in Con Edison of New York. Con Edison also issued $200 million of five-year debt in 2003 and $325 million of 40-year debt (most of which it invested in its unregulated subsidiaries) in 2002.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON, CON EDISON OF

NEW YORK AND O&R) — CONTINUED

The principal factors affecting the Utilities’ liquidity are the cash flow generated from operations, construction expenditures and maturities of their debt securities. In addition, Con Edison of New York in 2004 and 2003 received net capital contributions from Con Edison of $512 million and $378 million respectively and in 2004, 2003 and 2002 issued $95 million, $45 million and $225 million, respectively, of additional debt net of redemptions. In 2003, O&R redeemed $35 million of debt at maturity with commercial paper.

Con Edison of New York’s expenditures have included approximately $447 million related to the attack on the World Trade Center and the subsequent restoration of lower Manhattan energy services and facilities; to date the company has received reimbursement of $76 million of such costs from insurance carriers and $63 million from the federal government and is pursuing further reimbursement of such costs. See Note R to the financial statements.

The Companies’ current liabilities exceeded their current assets at December 31, 2004 and 2003. The Companies generally maintain minimal cash balances and use short-term borrowing to meet their working capital needs and other cash requirements. The Companies repay their short-term borrowings using cash flow from long-term financings and operating activities. The Utilities’ cost of capital, including working capital, is reflected in the rates they charge to their customers.

Each of the Companies believes that it will be able to meet its reasonably likely short-term and long-term cash requirements. See “Risk Factors,” and “Application of Critical Accounting Policies—Accounting for Contingencies,” above, and “Regulatory Matters,” below.

Changes in the Companies’ cash and temporary cash investments resulting from operating, investing and financing activities for the years ended December 31, 2004, 2003 and 2002 are summarized as follows:

CON EDISON

(Millions of Dollars)	2004	2003	Variance 2004 vs. 2003	2002	Variance 2003 vs. 2002
Operating activities	$1,320	$1,321	$(1)	$1,581	$(260)
Investing activities	(1,540)	(1,546)	6	(1,634)	88
Financing activities	197	156	41	(100)	256

Net change for the period	(23)	(69)	46	(153)	84

Balance at beginning of period	49	118	(69)	271	(153)

Balance at end of period (including restricted cash)	$26	$49	$(23)	$118	$(69)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON, CON EDISON OF

NEW YORK AND O&R) — CONTINUED

CON EDISON OF NEW YORK

(Millions of Dollars)	2004	2003	Variance 2004 vs. 2003	2002	Variance 2003 vs. 2002
Operating activities	$1,201	$1,169	32	$1,310	$(141)
Investing activities	(1,412)	(1,337)	(75)	(1,273)	(64)
Financing activities	188	113	75	(214)	327

Net change for the period	(23)	(55)	32	(177)	122

Balance at beginning of period	33	88	(55)	265	(177)

Balance at end of period (including restricted cash)	$10	$33	$(23)	$88	$(55)

O&R

(Millions of Dollars)	2004	2003	Variance 2004 vs. 2003	2002	Variance 2003 vs. 2002
Operating activities	$81	$127	$(46)	$104	$23
Investing activities	(81)	(71)	(10)	(60)	(11)
Financing activities	3	(49)	52	(44)	(5)

Net change for the period	3	7	(4)	-	7

Balance at beginning of period	9	2	7	2	-

Balance at end of period (including restricted cash)	$12	$9	$3	$2	$7

Cash Flows from Operating Activities

The Utilities’ cash flows from operating activities reflect principally their energy sales and deliveries and cost of operations. The volume of energy sales and deliveries is dependent primarily on factors external to the Utilities, such as weather and economic conditions. The prices at which the Utilities provide energy to their customers are determined in accordance with rate plans approved by the state public utility regulatory authority having jurisdiction—the PSC, the New Jersey Board of Public Utilities (NJBPU) and the Pennsylvania Public Utility Commission (PPUC). See “Regulatory Matters” below. In general, changes in the Utilities’ cost of purchased power, fuel and gas may affect the timing of cash flows but not net income because the costs are recovered in accordance with rate plans. See “Recoverable Energy Costs” in Note A to the financial statements.

Net income for common stock is the result of cash and non-cash (or accrual) transactions. Only cash transactions affect the Companies’ cash flows from operating activities. Principal non-cash charges include depreciation and deferred taxes, Con Edison’s impairment charges in 2003 and charges in 2004 under Con Edison of New York’s new or pending electric, gas and steam rate plans. For Con Edison of New York, principal non-cash credits included prepaid pension costs. Pension credits resulted from past favorable performance in Con Edison of New York’s pension fund and assumptions about future performance. See “Application of Critical Accounting Policies—Accounting for Pensions and Other Postretirement Benefits” and Notes E and F to the financial statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON, CON EDISON OF

NEW YORK AND O&R) — CONTINUED

Net cash flows from operating activities in 2004 for Con Edison and Con Edison of New York were $1 million lower and $32 million higher than 2003, respectively. The change at Con Edison of New York reflects lower accounts receivable balances at December 31, 2004 as compared with year-end 2003 partially offset by an increase in materials and supplies.

Net cash flows from operating activities in 2003 for Con Edison and Con Edison of New York were $260 million and $141 million lower than 2002, respectively. This decrease reflects lower net income at Con Edison of New York (due to a certain extent to costs not reflected in current rates) and for Con Edison (due to greater losses at the unregulated subsidiaries). This decrease also reflects Con Edison of New York’s increase in the value of gas in storage (reflecting both higher unit costs and higher volumes) and a higher level of accrued construction commitments at year-end 2002 that were paid for in 2003. This decrease was partially offset by an increase in deferred income tax expense.

Net cash flows from operating activities in 2004 for O&R were $46 million lower than in 2003 due primarily to lower deferred income tax expense partially offset by lower account receivable balances at December 31, 2004 as compared with year-end 2003.

Net cash flows from operating activities in 2003 for O&R were $23 million higher than in 2002 due primarily to increased deferred income tax expense, partially offset by the increased value of gas in storage (resulting from higher unit costs and volumes).

Cash Flows Used in Investing Activities

Net cash flows used in investing activities for Con Edison were $6 million lower in 2004 than in 2003, and $88 million lower in 2003 than in 2002, due primarily to lower construction expenditures by its unregulated subsidiaries, partially offset by increased construction expenditures by the Utilities. Cash flows used in investing activities were $75 million and $10 million higher in 2004 than in 2003, and $64 million and $11 million higher in 2003 than in 2002 for Con Edison of New York and O&R, respectively, due primarily to increased construction expenditures.

Cash Flows from Financing Activities

Net cash flows from financing activities for Con Edison and Con Edison of New York increased $41 million and $75 million in 2004 compared with 2003, and increased $256 million and $327 million, respectively, in 2003 compared with 2002. O&R net cash flows from financing activities increased $52 million in 2004 compared with 2003, and decreased $5 million in 2003 compared with 2002.

Con Edison’s cash flows from financing activities for the years ended December 31, 2004 and 2003, reflect the issuance through public offerings of 14 million and 9.6 million Con Edison common shares resulting in proceeds of $512 million and $378 million, respectively, which were invested by Con Edison in Con Edison of New York. Cash flows from financing activities in 2003 also reflect the

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON, CON EDISON OF

NEW YORK AND O&R) — CONTINUED

issuance of $200 million of Con Edison’s 3.625 percent 5-year debentures (most of which was invested in the unregulated subsidiaries). Cash flows from financing activities in 2002 reflect the issuance of $325 million of Con Edison’s 7.25 percent 40-year debentures (the proceeds of which were used to repay commercial paper). Cash flows from financing activities for 2004, 2003 and 2002 also reflect the issuance of Con Edison common shares through its dividend reinvestment and employee stock plans (2004: 2.7 million shares for $66 million, 2003: 2.3 million shares for $58 million; 2002: 1.7 million shares for $30 million). In addition, as a result of the stock plan issuances, cash used to pay common stock dividends was reduced by $39 million in 2004 and $40 million in 2003 and 2002, respectively.

Net cash flows from financing activities during the years ending December 31, 2004, 2003 and 2002 also reflect the following Con Edison of New York transactions:

2004

•	Issued $344 million of variable rate, tax exempt Facilities Revenue Bonds, with various maturity dates between 28 and 35 years, the proceeds of which were used to redeem in advance of maturity fixed rate tax exempt Facilities Revenue Bonds, 5.25% due 2020, 5.375% due 2022, 6.0% due 2028 and 7.125% due 2029;

•	Issued $200 million 4.7% 10-year debentures and $200 million 5.7% 30-year debentures, the proceeds of which were used to redeem in advance of maturity $150 million 7.125% debentures due 2029 and for general corporate purposes;

•	Redeemed at maturity $150 million 7.625% 12-year debentures;

•	Issued $275 million 4.7% 5-year debentures, the proceeds of which were used in July to redeem in advance of maturity $275 million 7.35% 40-year debentures;

2003

•	Redeemed in advance of maturity $275 million 7.75% 35-year Subordinated Deferrable Interest Debentures due 2031 using cash held for that purpose at December 31, 2002;

•	Redeemed at maturity $150 million 6.375% 10-year debentures and issued $175 million 5.875% 30-year debentures;

•	Redeemed $380 million 7.5% 30-year debentures due 2023 using the net proceeds from the issuance of $200 million 3.85% 10-year debentures and $200 million 5.10 percent 30-year debentures;

2002

•	Redeemed at maturity $150 million 6.625% 9-year debentures;

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON, CON EDISON OF

NEW YORK AND O&R) — CONTINUED

•	Redeemed at maturity $150 million variable-rate 5-year debentures and issued $300 million 5.625% 10-year debentures;

•	Redeemed at maturity $37 million 6.125% Cumulative Preferred Stock, $100 par value;

•	Issued $500 million 4.875% 10-year debentures.

In 2002, Con Edison of New York changed the interest rate method applicable to $224.6 million aggregate principal amount of its tax-exempt Facilities Revenue Bonds, Series 2001A from a variable weekly rate mode to a 10-year term mode, callable at par after three years, with a 4.7 percent annual interest rate. In addition, Con Edison of New York entered into a swap agreement in connection with these bonds pursuant to which the company pays interest at a variable rate equal to the three-month LIBOR and is paid interest at a fixed rate of 5.375 percent. See Note P to the financial statements.

O&R’s cash flows from financing activities for the years ended December 31, 2004 and 2003 reflect the issuance of $46 million of 5.22% Transition Bonds associated with securitization of previously deferred purchased power costs of O&R’s New Jersey subsidiary, and the redemption at maturity of $35 million 6.56% 10-year debentures in 2003, partially offset by a reduction in commercial paper outstanding in 2004. Net cash flows from financing activities for the years ended December 31, 2003 and 2002 reflect the redemption at maturity of the debentures, partially offset by an increase in commercial paper.

Cash flows from financing activities of the Companies also reflect commercial paper issuance (included on the consolidated balance sheets as “Notes payable”). The commercial paper amounts outstanding at December 31, 2004, 2003 and 2002 and the average daily balance for 2004, 2003 and 2002 for Con Edison, Con Edison of New York and O&R were as follows:

	2004		2003		2002
(Millions of Dollars, except Weighted Average Yield)	Outstanding at December 31	Daily average	Outstanding at December 31	Daily average	Outstanding at December 31	Daily average
Con Edison	$156	$166	$156	$326	$151	$256
Con Edison of New York	$100	$126	$99	$179	$-	$157
O&R	$-	$9	$15	$33	$1	$1
Weighted average yield	2.2%	1.2%	1.0%	1.2%	1.2%	1.7%

External borrowings are a source of liquidity that could be affected by changes in credit ratings, financial performance and capital markets. For information about the Companies’ credit ratings and certain financial ratios, see “Capital Resources,” below.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON, CON EDISON OF

NEW YORK AND O&R) — CONTINUED

Changes in Assets and Liabilities

The following table shows changes in assets and liabilities at December 31, 2004, compared with December 31, 2003, that have impacted the Companies’ consolidated statements of cash flows. The changes in these balances are utilized to reconcile income to cash flow from operations. With respect to regulatory liabilities, see Note B to the financial statements.

(Millions of Dollars)	Con Edison 2004 vs. 2003 Variance	Con Edison of New York 2004 vs. 2003 Variance	O&R 2004 vs. 2003 Variance
Other current assets	$145	$27	$10
Prepaid pension costs	185	185	-
Regulatory assets	401	370	31
Deferred income taxes—liability	554	491	15
Regulatory liabilities—transmission congestion contracts	107	107	-
Regulatory liabilities—Electric, gas and steam rate deferrals	124	124	-

Other current assets for Con Edison increased at December 31, 2004 as compared with year-end 2003 due primarily to federal and state income tax receivables recorded in 2004 and mark-to-market gains.

Prepaid pension costs for Con Edison and Con Edison of New York increased at December 31, 2004 as compared with year-end 2003 due to the recognition of the current period’s pension credits.

Regulatory assets increased for Con Edison, Con Edison of New York and O&R at December 31, 2004 as compared with year-end 2003. The increases for Con Edison and Con Edison of New York were due primarily to the deferral of future income tax, electric interference costs and costs incurred in the restoration of service and facilities following the World Trade Center attack. The O&R increase was due primarily to the deferral of Transition Bond Charges (see “Rate and Restructuring Agreements” in Note B to the financial statements), partially offset by a reduction in recoverable energy costs.

Deferred income taxes and investment tax credits increased for Con Edison and Con Edison of New York due primarily to higher plant related deductions for tax purposes.

Transmission congestion contract (TCC) deferred revenues increased at December 31, 2004 as compared with year-end 2003 reflecting proceeds from the sale through the New York Independent System Operator (NYISO) of transmission rights on Con Edison of New York’s transmission system (see “NYISO” in Note A to the financial statements). These proceeds are being retained for customer benefit.

Electric, gas and steam rate deferrals increased at December 31, 2004 as compared with year-end 2003 reflecting the agreement with the PSC and other parties to resolve certain issues raised in the electric, gas and steam rate proceedings, related to the treatment of prior period pension credits (see “Rate and Restructuring Agreements” in Note B to the financial statements).

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON, CON EDISON OF

NEW YORK AND O&R) — CONTINUED

Capital Resources

Con Edison is a holding company that operates only through its subsidiaries and has no material assets other than its interests in its subsidiaries. Con Edison expects to finance its capital requirements primarily from dividends it receives from its subsidiaries and through the sale of securities, including commercial paper and the issuance of Con Edison common shares through its dividend reinvestment and employee stock plans. Con Edison’s ability to make payments on its external borrowings and dividends on its common shares is also dependent on its receipt of dividends from its subsidiaries or proceeds from the sale of its securities or its interests in its subsidiaries.

For information about restrictions on the payment of dividends by the Utilities and significant debt covenants, see Note C to the financial statements.

For information on the Companies’ commercial paper program and revolving credit agreements with banks, see Note D to the financial statements.

The Utilities expect to finance their operations, capital requirements and payment of dividends to Con Edison from internally generated funds and external borrowings.

In January 2005, Con Edison of New York filed a petition with the PSC for authorization to issue up to $4.4 billion of debt securities prior to December 31, 2009. The new authorization would supersede the company’s December 2001 PSC financing authorization pursuant to which currently up to $830 million of debt securities could be issued prior to 2006. O&R is authorized by the PSC to issue up to $150 million of debt securities prior to 2006. In addition, the PSC has authorized the refunding of the Utilities’ outstanding debt securities and preferred stock, should the Utilities determine that it is economic to do so.

Con Edison’s unregulated subsidiaries have financed their operations and capital requirements primarily with capital contributions from Con Edison, internally generated funds and external borrowings. See Note T to the financial statements.

In August 2002, Congress appropriated funds for which Con Edison of New York is eligible to apply to recover costs it incurred in connection with the World Trade Center attack. In accordance with procedural guidelines for disbursement of the federal funds, Con Edison of New York has received two installments totaling $63 million as of December 31, 2004. The Company has submitted an additional application for funds and will submit further applications when appropriate. See Note R to the financial statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON, CON EDISON OF

NEW YORK AND O&R) — CONTINUED

For each of the Companies, the ratio of earnings to fixed charges (Securities and Exchange Commission basis) for the years ended December 31, 2004, 2003, 2002, 2001 and 2000 was:

	Earnings to Fixed Charges Ratio

	2004	2003	2002	2001	2000
Con Edison	2.6	2.7	3.1	3.3	3.0
Con Edison of New York	3.1	3.4	3.4	3.7	3.2
O&R	4.0	4.4	3.3	3.5	3.4

For each of the Companies, the common equity ratio at December 31, 2004, 2003 and 2002 was:

	Common Equity Ratio

	2004	2003	2002
Con Edison	51.0	48.0	48.1
Con Edison of New York	52.9	49.3	46.6
O&R	52.9	55.1	53.6

The commercial paper of the Companies is rated P-1, A-1 and F1, respectively, by Moody’s Investors Service, Inc. (Moody’s), Standard & Poor’s Rating Services (S&P) and Fitch Ratings (Fitch). Con Edison’s unsecured debt is rated A2, A- and A-, respectively, by Moody’s, S&P and Fitch. The unsecured debt of the Utilities is rated A1, A and A+, respectively, by Moody’s, S&P and Fitch. A securities rating is subject to revision or withdrawal at any time by the assigning rating organization.

Capital Requirements

The following table contains the Companies’ capital requirements for the years 2002 through 2004 and estimated amounts for 2005 through 2007.

	Actual			Estimate
(Millions of Dollars)	2002	2003	2004	2005	2006	2007
Regulated utility construction expenditures
Con Edison of New York	$1,082	$1,167	$1,235	$1,492	$1,541	$1,580
O&R	58	71	79	82	86	84

Total regulated construction expenditures	$1,140	$1,238	$1,314	$1,574	$1,627	$1,664
Unregulated subsidiaries construction expenditures	282	105	38	6	8	8

Sub-total	$1,422	$1,343	$1,352	$1,580	$1,635	$1,672

Retirement of long-term securities at maturity*
Con Edison of New York	337	805	923	450	—	330
O&R	—	35	—	2	2	23
Unregulated energy subsidiaries	11	16	16	17	20	21

Total retirement of long-term securities at maturity	348	856	939	469	22	374

Total	$1,770	$2,199	$2,291	$2,049	$1,657	$2,046

*	Includes long-term securities redeemed in advance of maturity.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON, CON EDISON OF

NEW YORK AND O&R) — CONTINUED

Con Edison of New York’s utility construction expenditures in 2003 and 2004 reflect programs to meet electric load growth and reliability needs, gas infrastructure expenditures, the East River Repowering Project and expenditures for permanent electric, gas and steam system restoration following the World Trade Center attack (see Note R to the financial statements). The increase for 2005 reflects an anticipated higher level of expenditures for electric substations and ongoing improvements and reinforcements of the electric distribution system.

The unregulated energy subsidiaries’ construction expenditures declined in 2004 and are expected to continue to decline, consistent with there being no major construction or acquisition identified for those businesses at this time. At December 31, 2004 and 2003, Con Edison’s investment balance in these subsidiaries, on an unconsolidated basis, was $599 million and $703 million, respectively. The 2004 amount does not include Con Edison Communications.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON, CON EDISON OF

NEW YORK AND O&R) — CONTINUED

Contractual Obligations

The following tables summarize the Companies’ material obligations at December 31, 2004, to make payments pursuant to contracts. Long-term debt, capital lease obligations and other long-term liabilities are included on their balance sheets. Operating leases, non-utility generator (NUG) contracts and other purchase power agreements (PPAs) (for which undiscounted future annual payments are shown) are disclosed in the notes to the financial statements.

(Millions of Dollars)	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	2–3 years	4-5 years	After 5 years
Long-term debt, including interest (Note C)
Con Edison of New York	$10,210	$767	$904	$1,269	$7,270
O&R	620	21	62	38	499
Unregulated energy subsidiaries and parent	2,455	88	179	364	1,824

Total Long-term debt, including interest	$13,285	$876	$1,145	$1,671	$9,593

Capital lease obligations (Note K)
Con Edison of New York	$57	$7	$14	$16	$20

Total Capital lease obligations	$57	$7	$14	$16	$20

Operating leases (Notes K and T)
Con Edison of New York	$76	$41	$11	$10	$14
O&R	25	2	4	4	15
Unregulated energy subsidiaries	13	2	4	3	4

Total operating leases	$114	$45	$19	$17	$33

Purchase obligations:
Non-utility generator contracts and purchase power agreements—Utilities (Note I)
Con Edison of New York
Energy(a)	$13,618	$910	$1,560	$1,026	$10,122
Capacity	6,430	452	996	1,027	3,955

Total Con Edison of New York	$20,048	$1,362	$2,556	$2,053	$14,077

O&R
Energy(a)	$86	$52	$34	$—	$—
Capacity	30	18	9	3	—

Total O&R	$116	$70	$43	$3	$—

Total non-utility generator contracts and purchase power agreements—Utilities (b)	$20,164	$1,432	$2,599	$2,056	$14,077

Natural gas supply, transportation, and storage contracts—Utilities(c)
Con Edison of New York
Natural gas supply	$1,218	$536	$548	$134	$—
Transportation and storage	609	135	215	158	101

Total Con Edison of New York	$1,827	$671	$763	$292	$101

O&R
Natural gas supply	$260	$115	$109	$36	$-
Transportation and storage	140	33	51	37	19

Total O&R	$400	$148	$160	$73	$19

Total natural gas supply, transportation and storage contracts	$2,227	$819	$923	$365	$120

Other purchase obligations(d)
Con Edison of New York	$1,767	$1,126	$502	$89	$50
O&R	149	68	53	22	6

Total other purchase obligations	$1,916	$1,194	$555	$111	$56

Unregulated energy subsidiary commodity and service agreements(e)	$965	$366	$336	$48	$215

Total	$38,728	$4,739	$5,591	$4,284	$24,114

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON, CON EDISON OF

NEW YORK AND O&R) — CONTINUED

(a)	Included in these amounts is the cost of minimum quantities of energy that the company is obligated to purchase at both fixed and variable prices.

(b)	Con Edison of New York’s contractual obligations under its non-utility generator contracts and other purchase power agreements include the cost of energy and capacity that the company is obligated to purchase under the contracts described in Notes I, N and T to the financial statements.

(c)	Included in these amounts is the cost of minimum quantities of natural gas supply, transportation and storage that the Utilities are obligated to purchase at both fixed and variable prices.

(d)	Amounts shown for other purchase obligations, which reflect capital and operations and maintenance costs incurred by the Utilities in running their day-to-day operations, were derived from the Utilities’ purchasing systems as the difference between the amounts authorized and the amounts paid (or vouchered to be paid) for each obligation. For many of these obligations, the Utilities are committed to purchase less than the amount authorized. Payments of the other purchase obligations are generally assumed to be made ratably over the term of the obligations. The Utilities believe that unreasonable effort and expense would be involved to modify their purchasing systems to enable them to report their other purchase obligations in a different manner.

(e)	Amounts represent commitments to purchase minimum quantities of electric energy and capacity, natural gas, natural gas pipeline capacity and generating plant services entered into by Con Edison’s unregulated subsidiaries. Amounts do not include commitments of Con Edison Communications.

The Companies’ commitments to make payments in addition to these contractual commitments include their other liabilities reflected in their balance sheets, any funding obligations for their pension and other postretirement benefit plans, and Con Edison’s guarantees of certain obligations of its subsidiaries. See Notes E, F, S and T to the financial statements.

Electric Power Requirements

In 2004, the Utilities purchased substantially all of the energy they sold to customers pursuant to firm contracts with NUGs and others and through the NYISO’s wholesale electricity market. Con Edison expects that these resources will again be adequate to meet the requirements of its customers in 2005.

In general, the Utilities recover prudently incurred purchase power costs pursuant to rate provisions approved by the state public utility regulatory authority having jurisdiction. See “Financial and Commodity Market Risks—Commodity Price Risk,” below and “Recoverable Energy Costs” in Note A to the financial statements. From time to time certain parties have petitioned the PSC to review these provisions, the elimination of which could have a material adverse effect on the Companies’ financial position, results of operations or liquidity.

To reduce the volatility of electric energy costs, the Utilities have firm contracts to purchase electric energy and enter into derivative transactions to hedge the costs of a portion of their expected purchases, which together cover a substantial portion of the electric energy expected to be sold to customers in the summer of 2005. See Notes I and P to the financial statements. O&R’s New Jersey subsidiary entered into firm contracts to purchase electric energy for substantially all of the electric energy expected to be sold to its customers in 2005.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON, CON EDISON OF

NEW YORK AND O&R) — CONTINUED

Con Edison of New York also owns generating stations in New York City associated primarily with its steam system, with electric capacity of approximately 565 MW. In addition, the company’s East River Repowering Project, which is expected to be placed in service in 2005, will add incremental electric capacity of 200 MW based on a winter nominal rating (125 MW based on a summer nominal rating). The company sells the electric output of its generating stations through the NYISO’s wholesale electricity market.

In a July 1998 order, the PSC indicated that it “agree(s) generally that Con Edison of New York need not plan on constructing new generation as the competitive market develops,” but considers “overly broad” and did not adopt Con Edison of New York’s request for a declaration that, solely with respect to providing generating capacity, it will no longer be required to engage in long-range planning to meet potential demand and, in particular, that it will no longer have the obligation to construct new generating facilities, regardless of the market price of capacity. Con Edison of New York monitors the adequacy of the electric capacity resources and related developments in its service area, and works with other parties on long-term resource adequacy issues within the framework of the NYISO.

Mirant Corporation is the owner of the Lovett generating station located in O&R’s service territory. Mirant, which is undergoing bankruptcy proceedings, has indicated in their recent Plan of Reorganization that under certain circumstances it would shut down the Lovett units in 2007 and 2008. If the units were shut down and in the absence of replacement generation added in the area, O&R’s transmission system could require modification in order to meet existing transmission reliability criteria.

Con Edison’s unregulated energy subsidiaries sell electricity in the wholesale and retail NYISO and other markets. At December 31, 2004, Con Edison Development’s interests in electric generating facilities amounted to 1,668 MW. Con Edison Energy sells the electricity from these generating facilities under contract or on the wholesale electricity markets. See “Financial and Commodity Market Risks—Commodity Price Risk,” below.

REGULATORY MATTERS

For additional information about the electric, gas and steam agreements discussed below, see “Rate and Restructuring Agreements” in Note B to the financial statements.

Electric

In September 1997, the PSC approved a restructuring agreement among Con Edison of New York, the PSC staff and certain other parties (the 1997 Restructuring Agreement). Pursuant to the 1997 Restructuring Agreement, Con Edison of New York reduced electric rates, divested most of its electric generating capacity, and enabled all of its electric customers to be served by competitive energy

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON, CON EDISON OF

NEW YORK AND O&R) — CONTINUED

suppliers. O&R operates under regulatory frameworks authorized by the PSC, NJBPU and PPUC that provide for a transition to a competitive electric market.

In November 2000, the PSC approved an electric rate agreement for Con Edison of New York covering the five-year period ending March 2005, which, among other things, revised and extended the electric rate plan provisions of the 1997 Restructuring Agreement and addressed certain generation divestiture-related issues.

In December 2004, Con Edison of New York entered into a Joint Proposal with the staff of the PSC and other parties with respect to its electric rates. The new electric rate plan, which is subject to PSC approval, covers the three-year period April 2005 through March 2008, and provides for expected increases in delivery service rates of $104.6 million, effective April 1, 2005, and $220.4 million effective April 1, 2007. The rate increase is net of $100 million (pre-tax) the company agreed to apply for customer benefit relating primarily to the treatment of prior period pension credits. In addition, the company will retain the first $60 million of auction proceeds from the sale of transmission rights on the company’s transmission system (transmission congestion contracts) in each of the three years. The rate increases are lower than they otherwise would have been as a result of the amortization of certain regulatory assets and liabilities, the net effect of which will be to increase electric revenues by $128 million, $173 million and $249 million in each of the 12-month periods ended March 31, 2006, 2007 and 2008, respectively.

In October 2003, the PSC approved an agreement among O&R, the staff of the PSC and other parties with respect to the rates O&R can charge to its New York customers for electric service. The agreement, which covers the period from July 1, 2003 through October 31, 2006, provides for no changes to electric base rates and contains provisions for the amortization and offset of regulatory assets and liabilities, the net effect of which will reduce electric operating income by a total of $11 million (pre tax) between July 2003 and June 2006.

In July 2003, the NJBPU ruled on the petitions of Rockland Electric Company (RECO), the New Jersey utility subsidiary of O&R, for an increase in electric rates and recovery of deferred purchased power costs. The NJBPU ordered a $7 million decrease in RECO’s electric base rates, effective August 2003, authorized RECO’s recovery of approximately $83 million of previously deferred purchased power costs and associated interest and disallowed recovery of approximately $19 million of such costs and associated interest. In July 2004, the NJBPU approved RECO’s Phase II petition of O&R’s New Jersey utility subsidiary, RECO, to increase base rates annually by $2.7 million (2.0% increase), effective August 1, 2004.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON, CON EDISON OF

NEW YORK AND O&R) — CONTINUED

Gas

In September 2004, the PSC approved a Joint Proposal by Con Edison of New York, the staff of the PSC and other parties with respect to the rates the company can charge its customers for gas and steam services. The approved gas rate plan covers the three-year period from October 2004 through September 2007, and provides for an increase in gas delivery rates of $46.8 million, effective October 1, 2004, with deferral accounting to be used to allocate the income statement effect of the increase over the term of the agreement. The rate increase is net of $17.5 million (pre-tax) the company agreed to apply for customer benefit relating primarily to the treatment of prior period pension credits, for which the company recognized a charge upon approval of the plan in September 2004. In addition to this rate increase, the company will retain the first $35 million of net revenues from non-firm customer transactions for each year of the rate plan and share with customers such revenues in excess of $35 million.

In October 2003, the PSC approved an agreement among O&R, the staff of the PSC and other parties with respect to the rates O&R can charge to its New York customers for gas delivery service. The agreement, which covers the period from November 1, 2003 through October 31, 2006, provides for annual increases in gas base rates of $9 million (5.8 percent) effective November 2003, $9 million (4.8 percent) effective November 2004 and $5 million (2.5 percent) effective November 2005. The agreement also contains incentives under which, among other things, the company earns additional amounts based on attaining specified targets for customer migration to its retail access programs and the achievement of certain net revenue targets for interruptible sales and transportation customers.

Steam

The Joint Proposal approved by the PSC in September 2004 for Con Edison of New York gas and steam rates includes a steam rate plan covering the two-year period from October 2004 through September 2006. The plan provides for increases in steam base rates of $49.6 million, effective October 1, 2004, and $27.4 million, effective October 1, 2005. The increases are net of a total of $6.2 million (pre-tax) the company agreed to apply for customer benefit relating primarily to the treatment of prior period pension credits, for which the company recognized a charge upon approval of the plan in September 2004.

FINANCIAL AND COMMODITY MARKET RISKS

The Companies are subject to various risks and uncertainties associated with financial and commodity markets. The most significant market risks include interest rate risk, commodity price risk, credit risk and investment risk.

Interest Rate Risk

The interest rate risk relates primarily to variable rate debt and to new debt financing needed to fund capital requirements, including the construction expenditures of the Utilities and maturing debt

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON, CON EDISON OF

NEW YORK AND O&R) — CONTINUED

securities. Con Edison and its subsidiaries manage interest rate risk through the issuance of mostly fixed rate-debt with varying maturities and through opportunistic refinancing of debt. Con Edison estimates that, as of December 31, 2004, each 10 percent variation in interest rates applicable to the Companies’ variable rate debt of $1 billion would result in a change in annual interest expense of $2 million. For each 10 percent change in Con Edison of New York’s and O&R’s variable interest rates applicable to their variable rate debt of $1 billion and $44 million, respectively, annual interest expense for Con Edison of New York would change by $2 million and there would be no material impact for O&R.

In addition, from time to time, Con Edison and its subsidiaries enter into derivative financial instruments to hedge interest rate risk on certain debt securities. See “Interest Rate Hedging” in Note P to the financial statements.

Commodity Price Risk

Con Edison’s commodity price risk relates primarily to the purchase and sale of electricity, gas and related derivative instruments. The Utilities and Con Edison’s unregulated energy subsidiaries have risk management strategies to mitigate their related exposures. See Note P to the financial statements.

Con Edison estimates that, as of December 31, 2004, each 10 percent change in market prices would result in a change in fair value of $70 million for the derivative instruments used by the Utilities to hedge purchases of electricity and gas, of which $54 million is for Con Edison of New York and $16 million for O&R. Con Edison expects that any such change in fair value would be largely offset by directionally opposite changes in the cost of the electricity and gas purchased. In accordance with provisions approved by state regulators, the Utilities generally recover from customers the costs they incur for energy purchased for their customers, including gains and losses on certain derivative instruments used to hedge energy purchased and related costs. See “Recoverable Energy Costs” in Note A to the financial statements.

Con Edison’s unregulated energy subsidiaries use a value-at-risk (VaR) model to assess the market risk of their electricity and gas commodity fixed price purchase and sales commitments, physical forward contracts and commodity derivative instruments. VaR represents the potential change in fair value of instruments or the portfolio due to changes in market factors, for a specified time period and confidence level. These subsidiaries estimate VaR across their electricity and natural gas commodity businesses using a delta-normal variance/covariance model with a 95 percent confidence level. Since the VaR calculation involves complex methodologies and estimates and assumptions that are based on past experience, it is not necessarily indicative of future results. VaR for transactions associated with hedges

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON, CON EDISON OF

NEW YORK AND O&R) — CONTINUED

on generating assets and commodity contracts, assuming a one-day holding period, for the years ended December 31, 2004, and 2003, respectively, was as follows:

95% Confidence Level, One-Day Holding Period	2004	2003
	(Millions of Dollars)
Average for the period	$1	$1
High	$3	$3
Low	$1	$-

Credit Risk

The Companies are exposed to credit risk related to over-the-counter transactions entered into primarily for the various energy supply and hedging activities by the Utilities and the unregulated energy subsidiaries. Credit risk relates to the loss that may result from a counterparty’s nonperformance. The Companies use credit policies to manage this risk, including an established credit approval process, monitoring of counterparty limits, master netting agreements and collateral or prepayment arrangements. The Companies measure credit risk exposure as the replacement cost for open energy commodity and derivative positions plus amounts owed from counterparties for settled transactions. The replacement cost of open positions represents unrealized gains, net of any unrealized losses where the company has a legally enforceable right of setoff.

Con Edison’s unregulated energy subsidiaries had $80 million of credit exposure, net of collateral and reserves, at December 31, 2004, of which $59 million was with investment grade counterparties and $21 million was with the New York Mercantile Exchange or independent system operators.

Investment Risk

The Companies’ investment risk relates to the investment of plan assets for their pension and other postretirement benefit plans. See “Application of Critical Accounting Policies—Accounting for Pensions and Other Postretirement Benefits,” above. The Companies’ current investment policy for pension plan assets includes investment targets of 65 percent equities and 35 percent fixed income and other securities. At December 31, 2004, the pension plan investments consisted of 67 percent equity and 33 percent fixed income and other securities. See Note E to the financial statements.

ENVIRONMENTAL MATTERS

For information concerning potential liabilities arising from laws and regulations protecting the environment and from claims relating to alleged exposure to asbestos, see Note G to the financial statements.

IMPACT OF INFLATION

The Companies are affected by the decline in the purchasing power of the dollar caused by inflation. Regulation permits the Utilities to recover through depreciation only the historical cost of their plant

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON, CON EDISON OF

NEW YORK AND O&R) — CONTINUED

assets even though in an inflationary economy the cost to replace the assets upon their retirement will substantially exceed historical costs. The impact is, however, partially offset by the repayment of the Companies’ long-term debt in dollars of lesser value than the dollars originally borrowed. Also, to the extent the Companies’ prices change by more or less than inflation, the real price of the Companies’ services will increase or decline. Over the past 20 years, for example, the real price of electric delivery service has declined substantially.

MATERIAL CONTINGENCIES

For information concerning potential liabilities arising from the Companies’ material contingencies, see “Application of Critical Accounting Policies—Accounting for Contingencies.”

RESULTS OF OPERATIONS

Results of operations reflect, among other things, the Companies’ accounting policies (see “Application of Critical Accounting Policies,” above), rate plans that cover the rates the Utilities can charge their customers (see “Regulatory Matters,” above) and demand for utility service. Demand for utility service is affected by weather, economic conditions and other factors.

The Companies’ results of operations for the 12 months ended December 31, 2004 were negatively affected by the lower than normal number of hot days during the summer months, which offset the benefit of the unusually warm spring. For Con Edison and Con Edison of New York, the results also reflect charges totaling $124 million ($80 million after tax) related to the new and pending electric, gas and steam rate plans (see Note B to the financial statements), higher operations and maintenance expenses, and a reduction in net credits for pensions and other postretirement benefits. In addition, higher depreciation and property taxes in 2004 reflect large continuing investments in energy delivery infrastructure. For Con Edison, results of operations for 2003 and 2002 have been restated to reflect accounting for the discontinued operations of Con Edison Communications. For additional information about major factors affecting earnings, see “Results of Operations—Summary,” above.

In general, the Utilities recover on a current basis the fuel and purchased power costs they incur in supplying energy to their full-service customers (see “Recoverable Energy Costs” in Note A and “Regulatory Matters” in Note B to the financial statements). Accordingly, such costs do not generally affect the Companies’ results of operations. Management uses the term “net revenues” (operating revenues less such costs) to identify changes in operating revenues that may affect the Companies’ results of operations. Management believes that, although “net revenues” may not be a measure determined in accordance with Generally Accepted Accounting Principles, the measure facilitates the analysis by management and investors of the Companies’ results of operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON, CON EDISON OF

NEW YORK AND O&R) — CONTINUED

A discussion of the results of operations by principal business segment for the years ended December 31, 2004, 2003 and 2002 follows. For additional business segment financial information, see Note O to the financial statements.

YEAR ENDED DECEMBER 31, 2004 COMPARED WITH YEAR ENDED DECEMBER 31, 2003

The Companies’ results of operations (which were discussed above under “Results of Operations— Summary”) in 2004 compared with 2003 were:

	Con Edison*		Con Edison of New York		O&R
(Millions of Dollars)	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent
Operating revenues	$(50)	(0.5)%	$(160)	(2.0)%	$(24)	(3.3)%
Purchased power	77	2.0	(60)	(1.9)	(4)	(1.6)
Fuel	93	18.5	46	12.8	-	-
Gas purchased for resale	(37)	(4.2)	(6)	(0.8)	-	-

Operating revenues less purchased power, fuel and gas purchased for resale (net revenues)	(183)	(4.0)	(140)	(3.5)	(20)	(5.6)
Other operations and maintenance	56	3.9	77	6.7	3	1.8
Impairment charges	(18)	(100.0)	-	-	-	-
Depreciation and amortization	35	6.8	19	4.1	(1)	(2.9)
Taxes, other than income tax	(36)	(3.2)	(27)	(2.6)	(2)	(4.0)
Income tax	(107)	(26.8)	(92)	(24.7)	(17)	(50.0)

Operating income	(113)	(10.8)	(117)	(12.4)	(3)	(4.4)
Other income less deductions and related federal income tax	38	Large	17	47.2	3	Large
Net interest charges	10	2.3	(27)	(7.2)	(1)	(4.8)

Income from continuing operations	(85)	(13.4)	-	-	-	-
Discontinued operations	97	89.0	-	-	-	-
Cumulative effect of changes in accounting principles	(3)	(100.0)	-	-	-	-

Net income for common stock	$9	1.7%	$(73)	(12.4)%	$1	2.2%

*	Represents the consolidated financial results of Con Edison and its subsidiaries.

CON EDISON OF NEW YORK

Electric

Con Edison of New York’s electric operating revenues were $181 million lower in 2004 than in 2003, due primarily to the non-cash charge ($100 million) under the pending electric rate plan (see Note B

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON, CON EDISON OF

NEW YORK AND O&R) — CONTINUED

to the financial statements) and decreased purchased power costs of $80 million. The decrease is partially offset by the increase in recoverable fuel costs ($46 million). Changes to operating revenues also reflect variations in electric sales.

Con Edison of New York’s electric sales and deliveries, excluding off-system sales, in 2004 compared with 2003 were:

MILLIONS OF KWHS

	Twelve Months Ended		Variation	Percent Variation
Description	December 31, 2004	December 31, 2003
Residential/Religious	12,673	12,441	232	1.9%
Commercial/Industrial	16,966	18,033	(1,067)	(5.9)
Other	229	154	75	48.7

TOTAL FULL SERVICE CUSTOMERS	29,868	30,628	(760)	(2.5)
Retail access customers	14,143	12,637	1,506	11.9

SUB-TOTAL	44,011	43,265	746	1.7
NYPA, Municipal Agency and Other Sales	10,730	10,470	260	2.5

TOTAL SERVICE AREA	54,741	53,735	1,006	1.9%

Electric delivery volumes in Con Edison of New York’s service area increased 1.9 percent in 2004 compared with 2003, reflecting principally increased new business. After adjusting for variations, principally weather and billing days in each period and the August 2003 regional power outage, electric delivery volumes in Con Edison of New York’s service area increased 1.4 percent in 2004 compared with 2003. Weather-adjusted sales represent an estimate of the sales that would have been made if historical average weather conditions had prevailed.

Con Edison of New York’s electric fuel costs increased $46 million in 2004 as compared with 2003, primarily because the company’s generation plants were dispatched more frequently than in the same period last year. Electric purchased power costs decreased $80 million, reflecting a decrease in purchased volumes, partially offset by higher unit costs.

Con Edison of New York’s electric operating income decreased $106 million in 2004 compared with 2003. The principal components of the decrease were lower net revenues ($147 million), and increases in other operations and maintenance expense ($49 million—due primarily to a reduced net credit for pensions and other postretirement benefits), property taxes ($21 million) and depreciation ($16 million). The increase in expenses were offset in part by lower income tax ($80 million), state and local revenue taxes ($32 million), sales and use tax ($8 million).

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON, CON EDISON OF

NEW YORK AND O&R) — CONTINUED

Gas

Con Edison of New York’s gas operating revenues in 2004 increased $8 million compared with 2003, reflecting primarily higher firm and non-firm revenues due principally to the new gas rate plan ($23 million) and the reconciliation of gas distribution losses to levels reflected in rates, which resulted in a net benefit of $12 million. This increase was partially offset by non-cash charge ($18 million) under the new gas rate plan (see Note B to the financial statements).

Con Edison of New York’s revenues from gas sales are subject to a weather normalization clause that moderates, but does not eliminate, the effect of weather-related changes on net income.

Con Edison of New York’s gas sales and deliveries, excluding off-system sales, in 2004 compared with 2003 were:

THOUSANDS OF DTHS

	Twelve Months Ended			Percent Variation
Description	December 31, 2004	December 31, 2003	Variation
FIRM SALES
Residential	48,569	51,944	(3,375)	(6.5)%
General	35,887	36,840	(953)	(2.6)
FIRM TRANSPORTATION	16,795	16,486	309	1.9

TOTAL FIRM SALES AND TRANSPORTATION	101,251	105,270	(4,019)	(3.8)
Off Peak/Interruptible Sales	13,187	15,247	(2,060)	(13.5)
NON-FIRM TRANSPORTATION OF GAS
NYPA	18,623	23,360	(4,737)	(20.3)
Generation Plants	44,772	43,808	964	2.2

TOTAL NYPA AND GENERATION PLANTS	63,395	67,168	(3,773)	(5.6)
Other	18,534	17,766	768	4.3

TOTAL SALES AND TRANSPORTATION	196,367	205,451	(9,084)	(4.4)%

Con Edison of New York’s sales and transportation volumes for firm customers decreased 3.8 percent in 2004 compared with 2003 reflecting the impact of milder winter and warmer spring weather, partially offset by increased new business. After adjusting for variations, principally weather and billing days in each period and the August 2003 regional power outage, firm gas sales and transportation volumes in the company’s service area increased 0.6 percent in 2004.

Non-firm transportation of customer-owned gas to NYPA and electric generating plants decreased 5.6 percent in 2004 as compared with 2003 due to higher gas prices. In 2004, because of the relative prices of gas and fuel oil, electric generating plants in the company’s gas service area utilized oil rather than gas for a significant portion of their generation. The decline in gas usage had minimal impact on earnings due to the application of a fixed demand charge for local transportation.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON, CON EDISON OF

NEW YORK AND O&R) — CONTINUED

Con Edison of New York’s purchased gas cost decreased $6 million in 2004 compared with 2003, due to lower delivery volumes, partially offset by higher unit costs.

Con Edison of New York’s gas operating income increased $3 million in 2004 compared with 2003, reflecting primarily higher net revenues ($14 million) and lower sales and use tax ($1 million). This increase was partially offset by increases in other operations and maintenance expense ($8 million—due primarily to a reduced net credit for pensions and other postretirement benefits), depreciation ($3 million) and income tax ($3 million).

Steam

Con Edison of New York’s steam operating revenues increased $13 million and steam operating income decreased $13 million in 2004 compared with 2003. The increase includes higher purchased power costs ($20 million) in 2004 reflecting an increase in purchased volumes and higher unit costs compared with 2003, partially offset by the non-cash charge ($6 million) under the new steam rate plan (see Note B to the financial statements). The decrease in steam operating income reflects increased operations and maintenance expense ($19 million, principally related to the cost of insulating steam manhole covers) and lower net revenues of $7 million. This decrease was partially offset by lower income taxes ($15 million) due to lower income.

Con Edison of New York’s steam sales and deliveries in 2004 compared with 2003 were:

MILLIONS OF POUNDS

	Twelve Months Ended			Percent Variation
Description	December 31, 2004	December 31, 2003	Variation
General	685	729	(44)	(6.0)%
Apartment house	7,602	7,845	(243)	(3.1)
Annual power	17,842	17,674	168	1.0

TOTAL SALES	26,129	26,248	(119)	(0.5)%

Steam sales volumes decreased 0.5 percent in 2004 compared with 2003, reflecting the impact of the milder December weather in the 2004 period. After adjusting for variations, principally weather and billing days in each period and the August 2003 regional power outage, steam sales decreased 0.4 percent in 2004.

Taxes Other Than Income Taxes

At $1 billion, taxes other than income taxes remain one of Con Edison of New York’s largest operating expenses.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON, CON EDISON OF

NEW YORK AND O&R) — CONTINUED

The principal components of, and variations in, taxes, other than income taxes were:

(Millions of Dollars)	2004		2003		Increase/ (Decrease)
Property taxes	$681		$651		$30
State and local taxes related to revenue receipts	283		321		(38)
Payroll taxes	53		50		3
Other taxes	(4)		18		(22)

Total	$1,013	(a)	$1,040	(a)	$(27)

(a)	Including sales tax on customers’ bills, total taxes other than income taxes billed to customer in 2004 and 2003 were $1,357 and $1,393 million, respectively.

Income Taxes

Operating income taxes decreased $92 million in 2004 compared with 2003, due principally to lower income in the 2004 period.

Other Income (Deductions)

Other income (deductions) increased $17 million in 2004 compared with 2003, due primarily to increased allowance for equity funds used during construction and interest income associated with use tax and federal income tax.

Net Interest Charges

Net interest charges decreased $27 million in 2004 compared with 2003, due principally to lower interest expense on long-term debt as a result of refinancing long-term debt at lower interest rates, offset, in part, by additional debt issuances during the year.

O&R

Electric

Electric operating revenues decreased $31 million in 2004 compared with 2003. The decrease is due primarily to accounting in 2003 for the New York rate agreement and the NJBPU ruling on the RECO rate petitions (see “Rate and Restructuring Agreements” in Note B to the financial statements), as well as the deferral in 2004 of state income tax benefits for ratepayers, and lower purchased power costs.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON, CON EDISON OF

NEW YORK AND O&R) — CONTINUED

O&R’s electric sales and deliveries, excluding off-system sales, in 2004 compared with 2003 were:

MILLIONS OF KWHS

	Twelve Months Ended
Description	December 31, 2004	December 31, 2003	Variation	Percent Variation
Residential/Religious	1,729	1,769	(40)	(2.3)%
Commercial/Industrial	2,046	2,277	(231)	(10.1)
Other	107	111	(4)	(3.6)

TOTAL FULL SERVICE CUSTOMERS	3,882	4,157	(275)	(6.6)
Retail access customers	1,861	1,455	406	27.9

TOTAL SERVICE AREA	5,743	5,612	131	2.3%

Electric delivery volumes in O&R’s service area increased 2.3 percent in 2004 compared with 2003 due to the growth in the number of customers and higher average customer usage. After adjusting for weather variations in each period and the August 2003 regional power outage, electric delivery volumes in O&R’s service area increased 2.3 percent in 2004.

O&R’s purchased power cost decreased $4 million in 2004 as compared with 2003 due to a decrease in the average unit cost, lower energy usage by the company’s full-service customers and the regulatory actions referenced above.

O&R’s electric operating income decreased $3 million in 2004 as compared with 2003 due primarily to the referenced regulatory actions offset in part by lower depreciation expense and lower revenue and income taxes.

Gas

O&R’s gas operating revenues increased $7 million in 2004 compared with 2003. The increase is due primarily to the impact of the 2003 gas rate agreement and higher firm transportation volumes.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON, CON EDISON OF

NEW YORK AND O&R) — CONTINUED

Gas sales and deliveries, excluding off-system sales, in 2004 compared with 2003 were:

THOUSANDS OF DTHS

	Twelve Months Ended
Description	December 31, 2004	December 31, 2003	Variation	Percent Variation
FIRM SALES
Residential	9,487	10,810	(1,323)	(12.2)%
General	2,487	3,314	(827)	(25.0)
FIRM TRANSPORTATION	9,931	8,498	1,433	16.9

TOTAL FIRM SALES AND TRANSPORTATION	21,905	22,622	(717)	(3.2)
Off Peak/Interruptible Sales	6,996	6,833	163	2.4
NON-FIRM TRANSPORTATION OF GAS
Generation Plants	659	2,833	(2,174)	(76.7)
Other	1,068	1,134	(66)	(5.8)

TOTAL SALES AND TRANSPORTATION	30,628	33,422	(2,794)	(8.4)%

Sales and transportation volumes for firm customers decreased 3.2 percent in 2004 compared with 2003 reflecting the impact of the milder winter and warm spring weather. After adjusting for weather variations in each period and the August 2003 power outage, total firm sales and transportation volumes were 0.9 percent higher in 2004 compared with 2003.

Non-firm transportation of customer-owned gas to electric generating plants decreased 76.7 percent in 2004 as compared with 2003 because the relative prices of gas and fuel oil led power plants in the company’s gas service area to utilize oil rather than gas for a significant portion of their generation. In addition, one area power plant has changed equipment at its two coal-fired units to significantly reduce the volume of gas required for ignition. The decline in gas usage had minimal impact on earnings due to the application of a fixed demand charge for local transportation.

Gas operating income was the same in 2004 as in 2003. Increased gas operations and maintenance expenses of $12 million, primarily related to pensions and other postretirement benefits, were offset by an increase in net gas revenues of $7 million, reflecting the 2003 gas rate agreement, and by a decrease in federal and state income tax of $4 million and lower taxes other than income taxes of $1 million.

Taxes Other Than Income Taxes

Taxes other than income taxes decreased $2 million in 2004 compared with 2003.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON, CON EDISON OF

NEW YORK AND O&R) — CONTINUED

The principal components of, and variation, in taxes, other than income taxes were:

(Millions of Dollars)	2004		2003		Increase/ (Decrease)
Property taxes	$29		$28		$1
State and local taxes related to revenue receipts	15		19		(4)
Payroll taxes	4		4		-
Other taxes	-		(1	)(b)	1

Total	48	(a)	$50	(a)	$(2)

(a)	Including sales tax on customers’ bills, total taxes other than income taxes, billed to customers in 2004 and 2003 were $66 million and $69 million, respectively.
(b)	Includes a sales and use tax refund of approximately $800,000.

Income Taxes

Operating income taxes decreased by $17 million in 2004 compared with 2003 due primarily to the deferral of state income tax benefits for ratepayers in 2004 and lower taxable income in 2004 compared with 2003.

Other Income

O&R’s other income (deductions) increased $3 million in 2004 compared with 2003, due primarily to the reclassification to other income (deductions) in 2003 of losses previously recognized in other comprehensive income related to investments in marketable securities.

UNREGULATED SUBSIDIARIES AND OTHER

Unregulated Energy Subsidiaries

The earnings of the unregulated energy subsidiaries were $12 million lower in 2004 than in 2003. Excluding the effects of asset impairment charges and the cumulative effect of changes in accounting principles, earnings were $20 million lower in 2004. The decrease in earnings reflects several factors, including lower gross margins realized on retail electric sales, a full year of operating expenses associated with generation assets placed in service in mid-2003, and depreciation expense on the Newington plant which was consolidated for financial statement purposes in the last quarter of 2003. These negative impacts were partially offset by higher mark-to-market gains on forward transactions.

Operating revenues of the unregulated energy subsidiaries were $138 million higher in 2004 than in 2003, reflecting principally sales from Con Edison Development’s increased generating capacity and higher retail electric sales at Con Edison Solutions.

Operating expenses excluding income taxes increased by $129 million, reflecting principally increased purchased power and fuel costs ($192 million), depreciation ($17 million) and maintenance expenses

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON, CON EDISON OF

NEW YORK AND O&R) — CONTINUED

($8 million). This increase was offset in part by lower costs for gas purchased for resale ($32 million), impairment charges recognized at Con Edison Development and Con Edison Solutions in 2003 ($18 million), lower taxes other than income taxes ($6 million) and decreased other operations expense at Con Edison Development ($32 million) due principally to the consolidation accounting associated with the Newington plant. Lease payments were recorded in operations expense in 2003, whereas depreciation and interest expense were charged in 2004 in accordance with consolidation accounting. See Note T to the financial statements.

Operating income taxes decreased $6 million in 2004 as compared with 2003 reflecting primarily lower taxable income.

Operating income for 2004 was $15 million higher than in 2003.

Other income (deductions) increased $4 million in 2004 as compared with 2003 due principally to unrealized gains on derivatives in 2004.

Interest charges for 2004 increased by $29 million as compared with 2003 due principally to the additional interest expense attributable to the consolidation of the Newington plant discussed above.

Other

Earnings attributable to the parent company were $4 million lower in 2004 as compared with 2003 reflecting primarily higher interest expenses.

Discontinued Operations

Losses from the discontinued operations of Con Edison Communications were $97 million lower in 2004 as compared with 2003 reflecting primarily the impairment charge totaling $84 million (after tax) recorded in 2003.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON, CON EDISON OF

NEW YORK AND O&R) — CONTINUED

YEAR ENDED DECEMBER 31, 2003 COMPARED WITH YEAR ENDED DECEMBER 31, 2002

The Companies’ results of operations (which were discussed above under “Results of Operations—Summary”) in 2003 compared with 2002 were:

	Con Edison*		Con Edison of New York		O&R
(Millions of Dollars)	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent
Operating revenues	$1,310	15.4%	$942	13.0%	$92	14.5%
Purchased power	683	21.3	502	19.1	31	14.1
Fuel	215	74.4	126	54.3	-	-
Gas purchased for resale	293	49.2	243	51.5	31	34.8

Operating revenues less purchased power, fuel and gas purchased for resale (net revenues)	119	2.7	71	1.8	30	9.2
Other operations and maintenance	115	8.7	45	4.0	27	18.9
Impairment charges	18	N/A	-	-	-	-
Depreciation and amortization	29	6.0	20	4.6	-	-
Taxes, other than income tax	2	0.2	-	-	(2)	(3.8)
Income tax	(11)	(2.7)	18	5.1	9	36.0

Operating income	(34)	(3.2)	(12)	(1.3)	(4)	(5.6)
Other income less deductions and related federal income tax	(31)	(56.4)	(19)	(34.5)	(3)	Large
Net interest charges	(10)	(2.3)	(16)	(4.1)	(7)	(25.0)
Income from continuing operations	(55)	(8.0)	-	-	-	-
Preferred stock dividend requirements	-	-	(1)	(8.3)	-	-
Discontinued operations	(88)	Large	-	-	-	-
Cumulative effect of changes in accounting principles	25	Large	-	-	-	-

Net income for common stock	$(118)	(18.3)%	$(14)	(2.3)%	$-	-%

*Represents the consolidated financial results of Con Edison and its subsidiaries.

A discussion of the results of operations by principal business segment follows. For additional business segment financial information, see Note O to the financial statements.

The results reflect the application of the Companies’ accounting policies and rate plans that cover the rates the Utilities can charge their customers. In general, the Utilities recover on a current basis the fuel and purchased power costs they incur in supplying energy to their full-service customers. See “Recoverable Energy Costs” in Note A and “Regulatory Matters” in Note B to the financial statements.

CON EDISON OF NEW YORK

Electric

Con Edison of New York’s electric operating revenues increased $559 million in 2003 compared with 2002, due primarily to higher fuel and purchased power costs of $503 million (which are recoverable

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON, CON EDISON OF

NEW YORK AND O&R) — CONTINUED

from customers), and a lower amount reserved for earnings in excess of a specified rate of return to be retained for customer benefit ($31 million). Changes to operating revenues also reflect variations in electric sales.

Con Edison of New York’s electric sales and deliveries, excluding off-system sales, in 2003 compared with 2002 were:

MILLIONS OF KWHS

	Twelve Months Ended			Percent Variation
Description	December 31, 2003	December 31, 2002	Variation
Residential/Religious	12,441	12,481	(40)	(0.3)%
Commercial/Industrial	18,033	19,111	(1,078)	(5.6)
Other	154	181	(27)	(14.9)

TOTAL FULL SERVICE CUSTOMERS	30,628	31,773	(1,145)	(3.6)
Retail access customers	12,637	11,926	711	6.0

SUB-TOTAL	43,265	43,699	(434)	(1.0)
NYPA, Municipal Agency and Other Sales	10,470	10,267	203	2.0

TOTAL SERVICE AREA	53,735	53,966	(231)	(0.4)%

Electric delivery volumes in Con Edison of New York’s service area decreased 0.4 percent in 2003 compared with 2002. The decrease in delivery volumes reflects the cool weather in the second quarter of 2003 and the lower than normal number of hot days during the summer of 2003 compared with an exceptionally warm summer in 2002, partially offset by the cold winter weather in 2003 compared with the mild winter in 2002. After adjusting for variations, principally weather and billing days in each period and the August 2003 regional power outage, electric delivery volumes in Con Edison of New York’s service area increased 0.6 percent in 2003 compared with 2002. Weather-adjusted sales represent an estimate of the sales that would have been made if historical average weather conditions had prevailed.

Con Edison of New York’s electric purchased power costs increased $477 million in 2003 as compared with 2002, due to an increase in the average unit price of purchased power. This increase was offset in part by lower usage by the company’s full service customers and higher volumes of electricity purchased from other suppliers by participants in the company’s retail access programs. Electric fuel costs increased $26 million, reflecting an increase in the average unit price of fuel.

Con Edison of New York’s electric operating income decreased $1 million in 2003 compared with 2002. The principal components of the decrease were increases in other operations and maintenance expense ($41 million—due primarily to a reduced net credit for pensions and other postretirement

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON, CON EDISON OF

NEW YORK AND O&R) — CONTINUED

benefits), property taxes ($17 million) and depreciation ($16 million). The increases in expense were offset in part by higher net revenues ($56 million), and lower state and local revenue taxes ($7 million), sales and use tax ($5 million) and payroll taxes ($3 million).

Gas

Con Edison of New York’s gas operating revenues in 2003 increased $250 million compared with 2002, due primarily to the higher cost of purchased gas of $243 million (which is recoverable from customers), and higher sales volumes.

Con Edison of New York’s revenues from gas sales are subject to a weather normalization clause that moderates, but does not eliminate, the effect of weather-related changes on net income.

Con Edison of New York’s gas sales and deliveries, excluding off-system sales, in 2003 compared with 2002 were:

THOUSANDS OF DTHS

	Twelve Months Ended			Percent Variation
Description	December 31, 2003	December 31, 2002	Variation
FIRM SALES
Residential	51,944	44,163	7,781	17.6%
General	36,840	32,682	4,158	12.7
FIRM TRANSPORTATION	16,486	15,695	791	5.0

TOTAL FIRM SALES AND TRANSPORTATION	105,270	92,540	12,730	13.8
Off Peak/Interruptible Sales	15,247	12,624	2,623	20.8
NON-FIRM TRANSPORTATION OF GAS
NYPA	23,360	25,467	(2,107)	(8.3)
Generation Plants	43,808	77,516	(33,708)	(43.5)

TOTAL NYPA AND GENERATION PLANTS	67,168	102,983	(35,815)	(34.8)
Other	17,766	22,299	(4,533)	(20.3)

TOTAL SALES AND TRANSPORTATION	205,451	230,446	(24,995)	(10.8)%

Con Edison of New York’s sales and transportation volumes for firm customers increased 13.8 percent in 2003 compared with 2002. The increase reflects the impact of the cold weather in the 2003 winter period compared with the mild weather in the 2002 winter period and increased new business. After adjusting for variations, principally weather and billing days in each period and the August 2003 regional power outage, firm gas sales and transportation volumes in the company’s service area increased 3.6 percent in 2003.

Non-firm transportation of customer-owned gas to NYPA and electric generating plants decreased 34.8 percent in 2003 as compared with 2002 due to higher gas prices. In 2003, because of the relative

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON, CON EDISON OF

NEW YORK AND O&R) — CONTINUED

prices of gas and fuel oil, electric generating plants in the company’s gas service area utilized oil rather than gas for a significant portion of their generation. The decline in gas usage had minimal impact on earnings due to the application of a fixed demand charge for local transportation.

Con Edison of New York’s purchased gas cost increased $243 million in 2003 compared with 2002, due to higher unit costs and increased sales volumes for firm sales customers.

Con Edison of New York’s gas operating income decreased $10 million in 2003 compared with 2002, reflecting primarily increases in other operations and maintenance expense ($4 million—due primarily to a reduced net credit for pensions and other postretirement benefits), depreciation ($4 million), state and local taxes on revenues ($5 million) and income tax ($4 million). The increases in expense were offset in part by higher net revenues of $7 million.

Steam

Con Edison of New York’s steam operating revenues increased $133 million and steam operating income decreased $1 million in 2003 compared with 2002. The higher revenues reflect higher sales volumes due to the cold winter weather in 2003 as compared with the mild weather in 2002. The increase also includes higher fuel and purchased power costs ($124 million) in 2003 compared with 2002. The decrease in steam operating income reflects primarily higher income taxes ($10 million—due to higher taxable income and a lower level of removal costs in 2003) and operations and maintenance expense ($3 million—due to a reduced net credit for pensions and other postretirement benefits) offset in part by an increase in net revenues ($9 million) and lower state and local taxes on steam revenues ($4 million).

Con Edison of New York’s steam sales and deliveries in 2003 compared with 2002 were:

MILLIONS OF POUNDS

	Twelve Months Ended			Percent Variation
Description	December 31, 2003	December 31, 2002	Variation
General	729	600	129	21.5%
Apartment house	7,845	7,022	823	11.7
Annual power	17,674	16,897	777	4.6

TOTAL SALES	26,248	24,519	1,729	7.1%

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON, CON EDISON OF

NEW YORK AND O&R) — CONTINUED

Taxes Other Than Income Taxes

The principal components of taxes, other than income taxes were:

(Millions of Dollars)	2003		2002		Increase/ (Decrease)
Property taxes	$651		$630		$21
State and local taxes related to revenue receipts	321		327		(6)
Payroll taxes	50		55		(5)
Other taxes	18		28		(10)

Total	$1,040	(a)	$1,040	(a)	$-

(a)	Including sales tax on customers’ bills, total taxes other than income taxes billed to customer in 2003 and 2002 were $1,393 and $1,352 million, respectively.

Effective January 2003, New York City increased Con Edison of New York’s annual property taxes by $94 million. Under the company’s rate agreements, the company is deferring most of the property tax increase as a regulatory asset to be recovered from customers.

Income Taxes

Operating income taxes increased $18 million in 2003 compared with 2002, primarily as a result of less flow-through (non-deferred) depreciation for tax purposes. In addition, lower operating income taxes in 2002 reflected a tax benefit from an Internal Revenue Service audit for tax years 1995 through 1997 and a write-off of excess deferred tax reserves.

Other Income

Other income (deductions) decreased $19 million in 2003 compared with 2002, reflecting $27 million of interest income on a federal income tax refund claim recorded in 2002, partially offset by an increase in income tax expense in 2003 as a result of the recognition in 2002 of income tax benefits relating to the September 2001 sale of the company’s nuclear generating unit.

Net Interest Charges

Net interest charges decreased $16 million in 2003 compared with 2002 due primarily to the interest expense associated with a net federal income tax deficiency related to a prior period audit ($19 million) recorded in 2002.

O&R

Electric

Electric operating revenues increased $54 million in 2003 compared with 2002. The increase is due primarily to higher purchased power costs in 2003 and accounting for the 2003 New York electric rate agreement and the NJBPU ruling on the 2003 RECO rate petitions.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON, CON EDISON OF

NEW YORK AND O&R) — CONTINUED

O&R’s electric sales and deliveries, excluding off-system sales, in 2003 compared with 2002 were:

MILLIONS OF KWHS

	Twelve Months Ended			Percent Variation
Description	December 31, 2003	December 31, 2002	Variation
Residential/Religious	1,769	1,815	(46)	(2.5)%
Commercial/Industrial	2,277	2,393	(116)	(4.8)
Other	111	111	-	-

TOTAL FULL SERVICE CUSTOMERS	4,157	4,319	(162)	(3.8)
Retail access customers	1,455	1,235	220	17.8

TOTAL SERVICE AREA	5,612	5,554	58	1.0%

Electric delivery volumes in O&R’s service area increased 1.0 percent in 2003 compared with 2002 due to the growth in the number of customers, higher average customer usage, and the positive effect of the cooler-than-normal weather in the first quarter of 2003, partially offset by negative impact of weather on the last nine months of 2003. After adjusting for weather variations and the August 2003 regional power outage, electric delivery volumes in O&R’s service area increased 2.5 percent in 2003.

O&R’s purchased power cost increased $31 million in 2003 as compared with 2002 due to an increase in the average unit cost and the regulatory actions referenced above. This increase was offset by lower energy usage by the company’s full-service customers and higher volumes of electricity purchased from other suppliers by participants in O&R’s retail access program.

O&R’s electric operating income decreased $6 million in 2003 as compared with 2002 due primarily to the referenced regulatory actions.

Gas

O&R’s gas operating revenues increased $38 million in 2003 compared with 2002. The increase is due primarily to higher cost for gas purchased for resale in 2003, higher firm sales and transportation volumes and the impact of the 2003 gas rate agreement.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON, CON EDISON OF

NEW YORK AND O&R) — CONTINUED

O&R’s gas sales and deliveries, excluding off-system sales, in 2003 compared with 2002 were:

THOUSANDS OF DTHS

	Twelve Months Ended			Percent Variation
Description	December 31, 2003	December 31, 2002	Variation
FIRM SALES
Residential	10,810	10,203	607	5.9%
General	3,314	3,295	19	0.6
FIRM TRANSPORTATION	8,498	6,368	2,130	33.4

TOTAL FIRM SALES AND TRANSPORTATION	22,622	19,866	2,756	13.9
Off Peak/Interruptible Sales	6,833	7,366	(533)	(7.2)
NON-FIRM TRANSPORTATION OF GAS
Generation Plants	2,833	13,983	(11,150)	(79.7)
Other	1,134	1,057	77	7.3

TOTAL SALES AND TRANSPORTATION	33,422	42,272	(8,850)	(20.9)%

O&R’s sales and transportation volumes for firm customers increased 13.9 percent in 2003 compared with 2002. The increase reflects the impact of the cold weather in the 2003 winter period compared with the mild weather in the 2002 winter period. Revenues from gas sales in New York are subject to a weather normalization clause that moderates, but does not eliminate, the effect of weather-related changes on net income. After adjusting for weather variations in each period and the August 2003 regional power outage, total firm sales and transportation volumes were 3.0 percent higher in 2003 compared with 2002.

Non-firm transportation of customer-owned gas to electric generating plants decreased 79.7 percent in 2003 as compared with 2002 due to higher gas prices. In 2003, because of the relative prices of gas and fuel oil, power plants in the company’s gas service area utilized oil rather than gas for a significant portion of their generation. In addition, one area power plant completed a construction project to directly connect to a gas transmission provider. The decline in gas usage had minimal impact on earnings due to the application of a fixed demand charge for local transportation.

O&R’s cost of gas purchased for resale increased $31 million in 2003 as compared with 2002 due to increased sales to firm customers and increased gas unit costs in 2003. The increase is offset in part by increased volumes of gas purchased from other suppliers by participants in O&R’s retail access program. See “Recoverable Energy Costs” in Note A to the financial statements.

Gas operating income increased $2 million in 2003 as compared with 2002. The increase reflects an increase in net gas revenues of $7 million, which is due primarily to increased sales and the referenced regulatory actions. The increase in net revenues was offset in part by increased gas operations and maintenance expenses of $2 million and increased federal and state income tax of $3 million.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON, CON EDISON OF

NEW YORK AND O&R) — CONTINUED

Taxes Other Than Income Taxes

Taxes other than income taxes decreased $2 million in 2003 compared with 2002.

The principal components of, and variations in taxes, other than income taxes were:

(Millions of Dollars)	2003		2002		Increase/ (Decrease)
Property taxes	$28		$27		$1
State and local taxes related to revenue receipts	19		21		(2)
Payroll taxes	4		4		-
Other taxes	(1	)(b)	-		(1)

Total	$50	(a)	$52	(a)	$(2)

(a)	Including sales tax on customers’ bills, total taxes other than income taxes, billed to customers in 2003 and 2002 were $69 and $71 million, respectively.
(b)	Includes a sales and use tax refund of approximately $800,000.

Income Taxes

Operating income taxes increased by $9 million in 2003 compared with 2002, reflecting primarily to the result of less flow-through (non-deferred) depreciation for tax purposes.

Other Income

O&R’s other income (deductions) decreased $3 million in 2003 compared with 2002, due primarily to the reclassification to other income (deductions) of losses related to marketable securities which were previously recognized in other comprehensive income.

Net Interest Charges

O&R’s net interest charges decreased by $7 million in 2003 compared with 2002, due primarily to interest charges of $5 million recorded 2002 to reflect a ruling by the NJBPU related to carrying charges on the company’s deferred purchased power costs, and to lower interest on long-term debt as a result of the redemption of a $35 million, 10-year debenture in March 2003 (see “Liquidity and Capital Resources,” above).

UNREGULATED SUBSIDIARIES AND OTHER

Unregulated Energy Subsidiaries

Unregulated energy subsidiaries’ operating income for 2003 was $29 million lower than 2002. Operating revenues increased $278 million in 2003 compared with 2002 due primarily to higher sales from Con Edison Development’s increased generating capacity and increased retail electric sales at Con Edison Solutions.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON, CON EDISON OF

NEW YORK AND O&R) — CONTINUED

Unregulated energy subsidiaries’ operating expenses, excluding income taxes, increased by $333 million, reflecting principally increased fuel and purchased power costs of $260 million, impairment charges of $18 million and increased operation and maintenance expenses of $55 million. See Note H to the financial statements. The increase in operation and maintenance expenses was attributable to increased costs at Con Edison Development ($51 million), primarily for operations and depreciation for additional generating assets ($9 million), offset in part by lower operation and maintenance costs at Con Edison Solutions ($6 million).

Operating income taxes decreased $26 million for 2003 as compared with 2002 reflecting primarily lower taxable income (including the tax-effect of the aforementioned impairment charges).

Unregulated energy subsidiaries’ other income (deductions) decreased $4 million and interest charges were higher by $8 million for 2003 as compared with 2002.

Unregulated energy subsidiaries’ earnings reflect an increase of $25 million for 2003 as compared with 2002 resulting from the cumulative effect of changes in accounting principles adopted in each year. For 2003, the positive cumulative effect of changes in accounting principles of $3 million (after tax) at Con Edison Development related to mark-to-market gains applicable to power sales contracts at certain generating plants, partially offset by the impact of the financial statement consolidation of its Newington plant. For 2002, the cumulative effect of changes in accounting principles included charges for goodwill impairment of certain generating assets at Con Edison Development, totaling $20 million (after tax), and a charge of $2 million (after tax) at Con Edison Energy relating to the accounting for certain contracts involved in energy trading and risk management activities.

Other

Earnings attributable to Other, representing the parent company and inter-company transactions, were $7 million lower for 2003 as compared with 2002 primarily reflecting higher interest expenses.

Discontinued Operations

Losses from the discontinued operations of Con Edison Communications were $88 million higher in 2003 as compared with 2002 reflecting primarily the impairment charge totaling $84 million (after tax) included in 2003.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Con Edison

For information about Con Edison’s primary market risks associated with activities in derivative financial instruments, other financial instruments and derivative commodity instruments, see “Financial and Commodity Market Risks” in the MD&A in Item 7 (which information is incorporated herein by reference).

Con Edison of New York

For information about Con Edison of New York’s primary market risks associated with activities in derivative financial instruments, other financial instruments and derivative commodity instruments, see “Financial and Commodity Market Risks” in the MD&A in Item 7 (which information is incorporated herein by reference).

O&R

For information about O&R’s primary market risks associated with activities in derivative financial instruments, other financial instruments and derivative commodity instruments, see “Financial and Commodity Market Risks” in the MD&A in Item 7 (which information is incorporated herein by reference).

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

A. Financial Statements

All other schedules are omitted because they are not applicable or the required information is shown in financial statements or notes thereto.

B. Supplementary Financial Information

Selected Quarterly Financial Data for the years ended December 31, 2004 and 2003 (Unaudited)

	2004

Con Edison	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Millions of Dollars)
Operating revenues*	$2,679	$2,164	$2,734	$2,182
Operating income	259	188	329	154
Income from continuing operations	158	89	250	52
Loss from discontinued operations	(3)	(3)	(4)	(1)
Net income	155	86	246	51
Basic earnings per common share
Continuing operations	$0.70	$0.38	$1.04	$0.22
Discontinued operations	$(0.01)	$(0.01)	$(0.02)	$(0.01)
Net income	$0.69	$0.37	$1.02	$0.21
DILUTED EARNINGS PER COMMON SHARE
Continuing operations	$0.69	$0.38	$1.03	$0.22
Discontinued operations	$(0.01)	$(0.01)	$(0.02)	$(0.01)
Net income	$0.68	$0.37	$1.01	$0.21

* Includes a $124 million pre-tax charge in 2004, in accordance with Con Edison of New York’s electric, gas and steam rate plans.

	2003

Con Edison*	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Millions of Dollars)
Operating revenues	$2,567	$2,172	$2,796	$2,273
Operating income	263	170	367	244
Income from continuing operations	161	72	264	137
Loss from discontinued operations	(6)	(6)	(7)	(90)
Income for common stock before cumulative effect of changes in accounting principles	155	66	257	47
Cumulative effect of changes in accounting principles	-	-	-	3
Net income	155	66	257	50
Basic earnings per common share
Continuing operations	$0.75	$0.32	$1.21	$0.59
Discontinued operations	(0.03)	(0.03)	(0.04)	(0.40)
Income before cumulative effect of changes in accounting principles	$0.72	$0.29	$1.17	$0.19
Cumulative effect of changes in accounting principles	-	-	-	0.02
Net income	$0.72	$0.29	$1.17	$0.21
Diluted earnings per common share
Continuing operations	$0.75	$0.32	$1.20	$0.59
Discontinued operations	(0.03)	(0.03)	(0.04)	(0.40)
Diluted earnings per common share before cumulative effect of changes in accounting principles	$0.72	$0.29	$1.16	$0.19
Cumulative effect of changes in accounting principles	-	-	-	0.02
Net income	$0.72	$0.29	$1.16	$0.21

* Amounts were adjusted for Con Edison Communications’ discontinued operations.

In the opinion of Con Edison, these quarterly amounts include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation.

	2004

Con Edison of New York	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Millions of Dollars)
Operating revenues*	$2,207	$1,751	$2,258	$1,790
Operating income	230	168	306	121
Net income for common stock	152	89	233	44

	2003
	(Millions of Dollars)
Operating revenues	$2,150	$1,828	$2,330	$1,858
Operating income	228	151	337	226
Net income for common stock	139	65	253	134

* Includes a $124 million pre-tax charge in 2004, in accordance with Con Edison of New York’s electric, gas and steam rate plans.

In the opinion of Con Edison of New York, these quarterly amounts include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation.

	2004
O&R	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Millions of Dollars)
Operating revenues	$213	$156	$180	$154
Operating income	19	10	18	18
Net income for common stock	15	5	13	13

	2003
	(Millions of Dollars)
Operating revenues	$201	$156	$199	$171
Operating income	21	9	23	15
Net income for common stock	16	3	15	11

In the opinion of O&R, these quarterly amounts include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation.

REPORT OF MANAGEMENT ON INTERNAL

CONTROL OVER FINANCIAL REPORTING

Management of Con Edison is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable, but not absolute, assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of the effectiveness of controls to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Management of Con Edison assessed the effectiveness of internal control over financial reporting as of December 31, 2004, using the criteria established by the Committee of Sponsoring Organizations (COSO) in Internal Control—Integrated Framework. Based on that assessment, management has concluded that Con Edison had effective internal control over financial reporting as of December 31, 2004.

Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2004, has been audited by PricewaterhouseCoopers LLP, Con Edison’s independent registered public accounting firm, as stated in their report which appears on the following page of this Annual Report on Form 10-K.

/s/ Eugene R. McGrath
Eugene R. McGrath Chairman, President and Chief Executive Officer

/s/ Joan S. Freilich
Joan S. Freilich Executive Vice President and Chief Financial Officer

February 17, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Consolidated Edison, Inc.:

We have completed an integrated audit of Consolidated Edison, Inc.’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedules

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Consolidated Edison, Inc. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Report of Management on Internal Control Over Financial Reporting appearing under Item 8, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP

New York, New York

February 17, 2005

Consolidated Edison, Inc.

CONSOLIDATED BALANCE SHEET

	December 31, 2004	December 31, 2003
	(Millions of Dollars)
ASSETS
UTILITY PLANT, AT ORIGINAL COST (Note A)
Electric	$12,912	$12,097
Gas	2,867	2,699
Steam	823	799
General	1,500	1,482

TOTAL	18,102	17,077
Less: Accumulated depreciation	4,288	4,069

NET	13,814	13,008
Construction work in progress	1,354	1,276

NET UTILITY PLANT	15,168	14,284

NON-UTILITY PLANT (NOTE A)
Unregulated generating assets, less accumulated depreciation of $78 and $52 in 2004 and 2003, respectively	841	873
Non-utility property, less accumulated depreciation of $25 and $15 in 2004 and 2003, respectively	31	56
Non-utility property held for sale (Notes H and W)	65	-
Construction work in progress	1	12

NET PLANT	16,106	15,225

CURRENT ASSETS
Cash and temporary cash investments (Note A)	26	49
Restricted cash	18	18
Accounts receivable—customers, less allowance for uncollectible accounts of $33 and $36 in 2004 and 2003, respectively	760	798
Accrued unbilled revenue (Note A)	73	61
Other receivables, less allowance for uncollectible accounts of $5 and $7 in 2004 and 2003, respectively	179	176
Fuel oil, at average cost	32	33
Gas in storage, at average cost	170	150
Materials and supplies, at average cost	105	100
Prepayments	93	98
Current assets held for sale (Note W)	5	-
Other current assets	254	109

TOTAL CURRENT ASSETS	1,715	1,592

INVESTMENTS (Note A)	257	248

DEFERRED CHARGES, REGULATORY ASSETS AND NONCURRENT ASSETS
Goodwill (Note L)	406	406
Intangible assets, less accumulated amortization of $27 and $16 in 2004 and 2003, respectively (Note L)	100	111
Prepaid pension costs (Note E)	1,442	1,257
Regulatory assets (Note B)	2,263	1,861
Other deferred charges and noncurrent assets	271	266

TOTAL DEFERRED CHARGES, REGULATORY ASSETS AND NONCURRENT ASSETS	4,482	3,901

TOTAL ASSETS	$22,560	$20,966

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.

CONSOLIDATED BALANCE SHEET

	December 31, 2004	December 31, 2003
	(Millions of Dollars)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION
Common shareholders’ equity (See Statement of Common Shareholders’ Equity)	$7,054	$6,423
Preferred stock of subsidiary (See Statement of Capitalization)	213	213
Long-term debt (See Statement of Capitalization)	6,561	6,733

TOTAL CAPITALIZATION	13,828	13,369

MINORITY INTERESTS	39	42

NONCURRENT LIABILITIES
Obligations under capital leases (Note K)	33	36
Provision for injuries and damages (Note G)	180	194
Pensions and retiree benefits	207	205
Superfund and other environmental costs (Note G)	198	193
Noncurrent liabilities held for sale (Note W)	5	-
Other noncurrent liabilities	62	79

TOTAL NONCURRENT LIABILITIES	685	707

CURRENT LIABILITIES
Long-term debt due within one year	469	166
Notes payable	156	159
Accounts payable	920	905
Customer deposits	234	228
Accrued taxes	36	69
Accrued interest	95	102
Accrued wages	88	79
Current liabilities held for sale (Note W)	11	-
Other current liabilities	215	203

TOTAL CURRENT LIABILITIES	2,224	1,911

DEFERRED CREDITS AND REGULATORY LIABILITIES
Deferred income taxes and investment tax credits (Notes A and M)	3,726	3,172
Regulatory liabilities (Note B)	1,995	1,733
Other deferred credits	63	32

TOTAL DEFERRED CREDITS AND REGULATORY LIABILITIES	5,784	4,937

TOTAL CAPITALIZATION AND LIABILITIES	$22,560	$20,966

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.

CONSOLIDATED INCOME STATEMENT

	For the Years Ended December 31,

	2004	2003	2002
	(Millions of Dollars/Except Share Data)
OPERATING REVENUES (Note A)
Electric	$6,652	$6,863	$6,251
Gas	1,507	1,492	1,204
Steam	550	537	404
Non-utility	1,049	916	639

TOTAL OPERATING REVENUES	9,758	9,808	8,498

OPERATING EXPENSES
Purchased power	3,961	3,884	3,201
Fuel	597	504	289
Gas purchased for resale	852	889	596
Other operations and maintenance	1,494	1,438	1,323
Impairment charges—unregulated assets (Note H)	-	18	-
Depreciation and amortization (Note A)	551	516	487
Taxes, other than income taxes	1,080	1,116	1,114
Income taxes (Notes A and M)	292	399	410

TOTAL OPERATING EXPENSES	8,827	8,764	7,420

OPERATING INCOME	931	1,044	1,078

OTHER INCOME (DEDUCTIONS)
Investment and other income (Note A)	42	27	50
Allowance for equity funds used during construction (Note A)	25	15	10
Preferred stock dividend requirements of subsidiary	(11)	(11)	(12)
Other deductions	(14)	(16)	(15)
Income taxes (Notes A and M)	20	9	22

TOTAL OTHER INCOME (DEDUCTIONS)	62	24	55

INTEREST EXPENSE
Interest on long-term debt	426	401	388
Other interest	36	45	61
Allowance for borrowed funds used during construction (Note A)	(18)	(12)	(5)

NET INTEREST EXPENSE	444	434	444

INCOME FROM CONTINUING OPERATIONS	549	634	689

LOSS FROM DISCONTINUED OPERATIONS (NET OF INCOME TAXES OF $8, $74, AND $ 11 IN 2004, 2003 and 2002, RESPECTIVELY) (Note W)	(12)	(109)	(21)

INCOME BEFORE CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES	537	525	668

CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES (NET OF INCOME TAX OF $2 MILLION IN 2003 AND $(15) MILLION IN 2002)	-	3	(22)

NET INCOME	$537	$528	$646

EARNINGS PER COMMON SHARE—BASIC
Continuing operations	$2.33	$2.87	$3.24
Discontinued operations	$(0.05)	$(0.50)	$(0.10)

Before cumulative effect of changes in accounting principles	$2.28	$2.37	$3.14
Cumulative effect of changes in accounting principles	$-	$0.02	$(0.11)

Net income	$2.28	$2.39	$3.03

EARNINGS PER COMMON SHARE—DILUTED
Continuing operations	$2.32	$2.86	$3.23
Discontinued operations	$(0.05)	$(0.50)	$(0.10)

Before cumulative effect of changes in accounting principles	$2.27	$2.36	$3.13
Cumulative effect of changes in accounting principles	$-	$0.02	$(0.11)

Net income	$2.27	$2.38	$3.02

DIVIDENDS DECLARED PER SHARE OF COMMON STOCK	$2.26	$2.24	$2.22

AVERAGE NUMBER OF SHARES OUTSTANDING—BASIC (IN MILLIONS)	235.8	220.9	213.0

AVERAGE NUMBER OF SHARES OUTSTANDING—DILUTED (IN MILLIONS)	236.4	221.8	214.0

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	For the Years Ended December 31,

	2004	2003	2002
	(Millions of Dollars)
NET INCOME	$537	$528	$646
OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAXES
Investment in marketable securities, net of $0, $1 and $(1) taxes in 2004, 2003 and 2002, respectively	-	1	(1)
Less: Reclassification adjustment for gains/(losses) included in net income, net of $0, $(1) and $0 taxes in 2004, 2003 and 2002, respectively	-	(2)	-
Minimum pension liability adjustments, net of $0, $0 and $(3) taxes in 2004, 2003 and 2002, respectively	-	-	(3)
Unrealized gains/(losses) on derivatives qualified as cash flow hedges, net of $14, $9 and $13 taxes in 2004, 2003 and 2002, respectively	21	13	18
Less: Reclassification adjustment for gains/(losses) included in net income, net of $9, $13 and $(2) taxes in 2004, 2003 and 2002, respectively	14	19	(2)

TOTAL OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAXES	7	(3)	16

COMPREHENSIVE INCOME	$544	$525	$662

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.

CONSOLIDATED STATEMENT OF COMMON SHAREHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Capital Stock Expense	Accumulated Other Comprehensive Income/(Loss)	Total
(Millions of Dollars/Except Share Data)	Shares	Amount			Shares	Amount

BALANCE AS OF DECEMBER 31, 2001	212,257,244	$24	$1,458	$5,251	23,230,850	$(1,002)	$(36)	$(29)	$5,666
Net income				646					646
Common stock dividends				(473)					(473)
Issuance of common shares - dividend reinvestment and employee stock plans	1,675,690		69	(4)	(20,150)	1			66
Other comprehensive income								16	16

BALANCE AS OF DECEMBER 31, 2002	213,932,934	$24	$1,527	$5,420	23,210,700	$(1,001)	$(36)	$(13)	$5,921

Net income				528					528
Common stock dividends				(492)					(492)
Issuance of common shares -public offering	9,570,000	1	380				(3)		378
Issuance of common shares -dividend reinvestment and employee stock plans	2,337,286		96	(5)					91
Other comprehensive loss								(3)	(3)

BALANCE AS OF DECEMBER 31, 2003	225,840,220	$25	$2,003	$5,451	23,210,700	$(1,001)	$(39)	$(16)	$6,423

Net income				537					537
Common stock dividends				(529)					(529)
Issuance of common shares -public offering	14,000,000	1	527				(16)		512
Issuance of common shares -dividend reinvestment and employee stock plans	2,673,963		112	(8)					104
Other comprehensive income								7	7

BALANCE AS OF DECEMBER 31, 2004	242,514,183	$26	$2,642	$5,451	23,210,700	$(1,001)	$(55)	$(9)	$7,054

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Years Ended December 31,
	2004	2003	2002
	(Millions of Dollars)
OPERATING ACTIVITIES
Net Income	$537	$528	$646
PRINCIPAL NON-CASH CHARGES/(CREDITS) TO INCOME
Depreciation and amortization	551	529	495
Deferred income taxes	362	418	315
Common equity component of allowance for funds used during construction	(25)	(15)	(10)
Prepaid pension costs (net of capitalized amounts)	(139)	(179)	(262)
Allowance for cost of removal less salvage	54	35	54
Other non-cash items (net)	78	(51)	109
Electric, gas and steam rate plan charges	124	-	-
Impairment charge	-	159	-
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable—customers, less allowance for uncollectibles	38	(115)	(96)
Materials and supplies, including fuel oil and gas in storage	(24)	(87)	25
Prepayments, other receivables and other current assets	(156)	(25)	(88)
Recoverable energy costs	(2)	35	(101)
Accounts payable	15	(20)	243
Pensions and retiree benefits	2	(1)	19
Accrued taxes	(33)	(32)	(45)
Accrued interest	(7)	8	13
Deferred charges and other regulatory assets	(237)	(6)	(164)
Deferred credits and other regulatory liabilities	55	(19)	167
Transmission congestion contracts	107	159	120
Other assets	5	(74)	107
Other liabilities	15	74	34

NET CASH FLOWS FROM OPERATING ACTIVITIES	1,320	1,321	1,581

INVESTING ACTIVITIES
Utility construction expenditures (excluding capitalized support costs of $45, $54 and $64 in 2004, 2003 and 2002, respectively)	(1,359)	(1,292)	(1,204)
Cost of removal less salvage	(138)	(128)	(124)
Non-utility construction expenditures	(38)	(105)	(282)
Regulated companies’ non-utility construction expenditures	-	(1)	(13)
Common equity component of allowance for funds used during construction	25	15	10
Investments by unregulated subsidiaries	(9)	(12)	(19)
Demolition and remediation costs for First Avenue properties	(21)	(23)	(2)

NET CASH FLOWS USED IN INVESTING ACTIVITIES	(1,540)	(1,546)	(1,634)

FINANCING ACTIVITIES
Net payments of short-term debt	(3)	(3)	(182)
Retirement of long-term debt	(939)	(856)	(311)
Issuance of long-term debt	1,065	778	1,125
Application of funds held for redemption of long-term debt	-	275	(275)
Issuance of common stock	578	436	30
Refunding of preferred stock	-	-	(37)
Debt issuance costs	(14)	(22)	(17)
Common stock dividends	(490)	(452)	(433)

NET CASH FLOWS FROM/(USED IN) FINANCING ACTIVITIES	197	156	(100)

CASH AND TEMPORARY CASH INVESTMENTS:
NET CHANGE FOR THE PERIOD	(23)	(69)	(153)
BALANCE AT BEGINNING OF PERIOD	49	118	271

BALANCE AT END OF PERIOD	$26	$49	$118

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$419	$387	$359
Income taxes	$103	$90	$226

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.

CONSOLIDATED STATEMENT OF CAPITALIZATION

	Shares outstanding
	December 31, 2004	December 31, 2003	At December 31,
			2004	2003
			(Millions of Dollars)
TOTAL COMMON SHAREHOLDERS’ EQUITY LESS ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)	242,514,183	225,840,220	$7,063	$6,439

ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)
Minimum pension liability adjustment, net of $(5) and $(5) taxes in 2004 and 2003, respectively			(7)	(7)
Unrealized gains/losses on derivatives qualified as cash flow hedges, net of $9 and $(5) taxes in 2004 and 2003, respectively			13	(8)
Less: Reclassification adjustment for gains/losses included in net income, net of $10 and $1 taxes in 2004 and 2003, respectively			15	1

TOTAL ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAXES			(9)	(16)

TOTAL COMMON SHAREHOLDERS’ EQUITY (SEE STATEMENT OF COMMON SHAREHOLDERS’ EQUITY AND NOTE C)			$7,054	$6,423

PREFERRED STOCK OF SUBSIDIARY (NOTE C)
$5 Cumulative Preferred, without par value, authorized 1,915,319 shares	1,915,319	1,915,319	175	175
Cumulative Preferred, $100 par value, authorized 6,000,000 shares
4.65% Series C	153,296	153,296	16	16
4.65% Series D	222,330	222,330	22	22

TOTAL PREFERRED STOCK			213	213

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.

CONSOLIDATED STATEMENT OF CAPITALIZATION

Long-term debt (Note C)			At December 31,

Maturity	Interest Rate	Series	2004		2003
			(Millions of Dollars)
Debentures:
2004	7.625%	1992B	-		150
2005	6.625	1995A	100		100
2005	6.625	2000C	350		350
2007	6.45	1997B	330		330
2007	7.125	1997J	20		20
2008	6.25	1998A	180		180
2008	6.15	1998C	100		100
2008	3.625	2003A	200		200
2009	7.15	1999B	200		200
2009	4.70	2004C	275		-
2010	8.125	2000A	325		325
2010	7.50	2000A	55		55
2010	7.50	2000B	300		300
2012	5.625	2002A	300		300
2013	4.875	2002B	500		500
2013	3.85	2003B	200		200
2014	4.70	2004A	200		-
2018	7.07	1998C	3		3
2026	7.75	1996A	100		100
2027	6.50	1997F	80		80
2028	7.10	1998B	105		105
2028	6.90	1998D	75		75
2029	7.125	1994A	-		150
2029	7.00	1999G	45		45
2033	5.875	2003A	175		175
2033	5.10	2003C	200		200
2034	5.70	2004B	200		-
2039	7.35	1999A	-		275
2041	7.50	2001A	400		400
2042	7.25	2002A	325		325

Total debentures			5,343		5,243

Transition bonds
2019	5.22%	2004-1	46		-

Total transition bonds			46		-

Tax-exempt debt—notes issued to New York State Energy Research and Development Authority for Facilities Revenue Bonds:

2014	1.94%**	1994*	55	***	55	***
2015	1.94**	1995*	44		44
2020	5.25	1993B	-		128
2020	6.10	1995A	128		128
2022	5.375	1993C	-		20
2028	6.00	1993A	-		101
2029	7.125	1994A	-		100
2032	1.70**	2004B Series 1	127		-
2034	1.79**	1999A	293		293
2035	1.70**	2004B Series 2	20		-
2036	4.70	2001A***	225		225
2036	1.78**	2001B	98		98
2039	1.75**	2004A	98		-
2039	1.99**	2004C	99		-

Total tax-exempt debt			1,187		1,192

Long-term debt—Newington			336		339
Other long-term debt			136		149
Unamortized debt discount			(18)		(24)

Total			7,030		6,899
Less: long-term debt due within one year			469		166

Total long-term debt			6,561		6,733

Total capitalization			$13,828		$13,369

*	Issued for O&R pollution control financing.
**	Rates reset weekly or by auction held every 35 days; December 31, 2004 rate shown.
***	See Note P.

The accompanying notes are an integral part of these financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Trustees of Consolidated Edison Company of New York, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Consolidated Edison Company of New York, Inc. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

New York, New York

February 17, 2005

Consolidated Edison Company of New York, Inc.

CONSOLIDATED BALANCE SHEET

	December 31, 2004	December 31, 2003
	(Millions of Dollars)
ASSETS
UTILITY PLANT, AT ORIGINAL COST (Note A)
Electric	$12,100	$11,324
Gas	2,531	2,381
Steam	823	799
General	1,379	1,363

Total	16,833	15,867
Less: Accumulated depreciation	3,906	3,696

Net	12,927	12,171
Construction work in progress	1,328	1,247

NET UTILITY PLANT	14,255	13,418

NON-UTILITY PROPERTY (Note A)
Non-utility property	19	25

NET PLANT	14,274	13,443

CURRENT ASSETS
Cash and temporary cash investments (Note A)	10	33
Accounts receivable - customers, less allowance for uncollectible accounts of $29 and $30 in 2004 and 2003, respectively	666	692
Other receivables, less allowance for uncollectible accounts of $3 and $4 in 2004 and 2003, respectively	113	105
Accounts receivable from affiliated companies	115	28
Fuel oil, at average cost	24	24
Gas in storage, at average cost	125	115
Materials and supplies, at average cost	94	89
Prepayments	73	74
Other current assets	85	58

TOTAL CURRENT ASSETS	1,305	1,218

INVESTMENTS	3	3

DEFERRED CHARGES, REGULATORY ASSETS AND NONCURRENT ASSETS
Prepaid pension costs (Note E)	1,442	1,257
Regulatory assets (Note B)	2,010	1,640
Other deferred charges and noncurrent assets	210	203

TOTAL DEFERRED CHARGES, REGULATORY ASSETS AND NONCURRENT ASSETS	3,662	3,100

TOTAL ASSETS	$19,244	$17,764

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

CONSOLIDATED BALANCE SHEET

	December 31, 2004	December 31, 2003
	(Millions of Dollars)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION
Common shareholder’s equity (See Statement of Common Shareholder’s Equity)	$6,116	$5,482
Preferred stock (See Statement of Capitalization)	213	213
Long-term debt (See Statement of Capitalization)	5,235	5,435

TOTAL CAPITALIZATION	11,564	11,130

NONCURRENT LIABILITIES
Obligations under capital leases (Note K)	33	36
Provision for injuries and damages (Note G)	170	184
Pensions and retiree benefits	109	107
Superfund and other environmental costs (Note G)	141	153
Other noncurrent liabilities	34	38

TOTAL NONCURRENT LIABILITIES	487	518

CURRENT LIABILITIES
Long-term debt due within one year	450	150
Notes payable	100	99
Accounts payable	738	713
Accounts payable to affiliated companies	40	12
Customer deposits	218	214
Accrued taxes	58	95
Accrued interest	79	88
Accrued wages	81	76
Other current liabilities	160	150

TOTAL CURRENT LIABILITIES	1,924	1,597

DEFERRED CREDITS AND REGULATORY LIABILITIES
Deferred income taxes and investment tax credits (Notes A and M)	3,346	2,855
Regulatory liabilities (Note B)	1,868	1,638
Other deferred credits	55	26

TOTAL DEFERRED CREDITS AND REGULATORY LIABILITIES	5,269	4,519

TOTAL CAPITALIZATION AND LIABILITIES	$19,244	$17,764

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company Of New York, Inc.

CONSOLIDATED INCOME STATEMENT

	For the Years Ended December 31,
	2004	2003	2002
	(Millions of Dollars)
OPERATING REVENUES (Note A)
Electric	$6,153	$6,334	$5,775
Gas	1,303	1,295	1,045
Steam	550	537	404

TOTAL OPERATING REVENUES	8,006	8,166	7,224

OPERATING EXPENSES
Purchased power	3,064	3,124	2,622
Fuel	404	358	232
Gas purchased for resale	709	715	472
Other operations and maintenance	1,234	1,157	1,112
Depreciation and amortization (Note A)	477	458	438
Taxes, other than income taxes	1,013	1,040	1,040
Income taxes (Notes A and M)	280	372	354

TOTAL OPERATING EXPENSES	7,181	7,224	6,270

OPERATING INCOME	825	942	954

OTHER INCOME (DEDUCTIONS)
Investment and other income (Note A)	39	27	42
Allowance for equity funds used during construction (Note A)	25	15	10
Other deductions	(13)	(11)	(9)
Income taxes (Notes A and M)	2	5	12

TOTAL OTHER INCOME (DEDUCTIONS)	53	36	55

INTEREST EXPENSE
Interest on long-term debt	333	346	345
Other interest	34	42	52
Allowance for borrowed funds used during construction (Note A)	(18)	(12)	(5)

NET INTEREST EXPENSE	349	376	392

NET INCOME	529	602	617
PREFERRED STOCK DIVIDEND REQUIREMENTS	11	11	12

NET INCOME FOR COMMON STOCK	$518	$591	$605

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2004	2003	2002
	(Millions of Dollars)
NET INCOME	$529	$602	$617
OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAXES
Minimum pension liability adjustments, net of $0, $0 and $(2) taxes in 2004, 2003 and 2002, respectively	-	-	(3)
Unrealized gains/(losses) on derivatives qualified as cash flow hedges, net of $0, $0 and $2 taxes in 2004, 2003 and 2002, respectively	-	(1)	3
Less: Reclassification adjustment for gains/(losses) included in net income, net of $0, $0 and $1 taxes in 2004, 2003 and 2002, respectively	-	(1)	1

TOTAL OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAXES	-	-	(1)

COMPREHENSIVE INCOME	$529	$602	$616

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

CONSOLIDATED STATEMENT OF COMMON SHAREHOLDER’S EQUITY

(Millions of Dollars/Except Share Data)	Common Stock		Additional Paid-In Capital	Retained Earnings	Repurchased Con Edison Stock	Capital Stock Expense	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
BALANCE AS OF DECEMBER 31, 2001	235,488,094	$589	$893	$4,185	$(962)	$(36)	$(4)	$4,665

Net income				617				617
Common stock dividend to parent				(378)				(378)
Cumulative preferred dividends				(12)				(12)
Other comprehensive loss							(2)	(2)

BALANCE AS OF DECEMBER 31, 2002	235,488,094	$589	$893	$4,412	$(962)	$(36)	$(6)	$4,890

Net income				602				602
Common stock dividend to parent				(377)				(377)
Capital contribution by parent			381			(3)		378
Cumulative preferred dividends				(11)				(11)

BALANCE AS OF DECEMBER 31, 2003	235,488,094	$589	$1,274	$4,626	$(962)	$(39)	$(6)	$5,482

Net income				529				529
Common stock dividend to parent				(396)				(396)
Capital contribution by parent			528			(16)		512
Cumulative preferred dividends				(11)				(11)

BALANCE AS OF DECEMBER 31, 2004	235,488,094	$589	$1,802	$4,748	$(962)	$(55)	$(6)	$6,116

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Years Ended December 31,
	2004	2003	2002
	(Millions of Dollars)
OPERATING ACTIVITIES
Net income	$529	$602	$617
PRINCIPAL NON-CASH CHARGES (CREDITS) TO INCOME
Depreciation and amortization	477	458	438
Deferred income taxes	317	374	270
Common equity component of allowance for funds used during construction	(25)	(15)	(10)
Prepaid pension costs (net of capitalized amounts)	(139)	(179)	(262)
Allowance for cost of removal less salvage	55	51	55
Other non-cash items (net)	55	(61)	118
Electric, gas and steam rate plan charges	124	-	-
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable - customers, less allowance for uncollectibles	26	(90)	(75)
Materials and supplies, including fuel oil and gas in storage	(15)	(63)	20
Prepayments, other receivables and other current assets	(121)	(49)	(33)
Recoverable energy costs	(81)	47	(102)
Accounts payable	53	(30)	152
Pensions and retiree benefits	2	-	6
Accrued taxes	(37)	2	(49)
Accrued interest	(9)	8	7
Deferred charges and other regulatory assets	(141)	(40)	(171)
Deferred credits and other regulatory liabilities	28	(22)	181
Transmission congestion contracts	107	159	120
Other assets	4	(17)	(16)
Other liabilities	(8)	34	44

NET CASH FLOWS FROM OPERATING ACTIVITIES	1,201	1,169	1,310

INVESTING ACTIVITIES
Utility construction expenditures (excluding capitalized support costs of $45, $54 and $64 in 2004, 2003 and 2002, respectively)	(1,280)	(1,221)	(1,146)
Cost of removal less salvage	(136)	(126)	(122)
Non-utility construction expenditures	-	(1)	(13)
Common equity component of allowance for funds used during construction	25	15	10
Demolition and remediation costs for First Avenue properties	(21)	(4)	(2)

NET CASH FLOWS USED IN INVESTING ACTIVITIES	(1,412)	(1,337)	(1,273)

FINANCING ACTIVITIES
Net proceeds from short-term debt	1	99	-
Retirement of long-term debt	(923)	(805)	(300)
Issuance of long-term debt	1,019	575	800
Application of funds held for redemption of long-term debt	-	275	(275)
Refunding of preferred stock	-	-	(37)
Debt issuance costs	(14)	(25)	(8)
Capital contribution by parent	512	381	-
Dividend to parent	(396)	(376)	(384)
Preferred stock dividends	(11)	(11)	(10)

NET CASH FLOWS FROM/(USED IN) FINANCING ACTIVITIES	188	113	(214)

CASH AND TEMPORARY CASH INVESTMENTS:
NET CHANGE FOR THE PERIOD	(23)	(55)	(177)
BALANCE AT BEGINNING OF PERIOD	33	88	265

BALANCE AT END OF PERIOD	$10	$33	$88

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$329	$327	$326
Income taxes	$127	$127	$219

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

CONSOLIDATED STATEMENT OF CAPITALIZATION

	Shares outstanding

	December 31,	December 31,	At December 31,
	2004	2003	2004	2003
			(Millions of Dollars)
TOTAL COMMON SHAREHOLDER’S EQUITY LESS ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)	235,488,094	235,488,094	$6,122	$5,488

Accumulated other comprehensive income/(loss)
Minimum pension liability adjustment, net of $(4) and $(4) taxes in 2004 and 2003, respectively			(6)	(6)
Unrealized gains/losses on derivatives qualified as cash flow hedges, net of $(2) and $(2) taxes in 2004 and 2003, respectively			(3)	(3)
Less: Reclassification adjustment for gains/losses included in net income, net of $(2) and $(2) taxes in 2004 and 2003, respectively			(3)	(3)

TOTAL ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAXES			(6)	(6)

TOTAL COMMON SHAREHOLDER’S EQUITY (SEE STATEMENT OF COMMON SHAREHOLDER’S EQUITY AND NOTE C)			$6,116	$5,482

PREFERRED STOCK (NOTE C)
$5 Cumulative Preferred, without par value, authorized 1,915,319 shares	1,915,319	1,915,319	175	175
Cumulative Preferred, $100 par value, authorized 6,000,000 shares
4.65% Series C	153,296	153,296	16	16
4.65% Series D	222,330	222,330	22	22

TOTAL PREFERRED STOCK			213	213

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

CONSOLIDATED STATEMENT OF CAPITALIZATION

Long-term debt (Note C)			At December 31,
Maturity	Interest Rate	Series	2004	2003
			(Millions of Dollars)
Debentures:
2004	7.625%	1992B	-	150
2005	6.625	1995A	100	100
2005	6.625	2000C	350	350
2007	6.45	1997B	330	330
2008	6.25	1998A	180	180
2008	6.15	1998C	100	100
2009	4.70	2004C	275	-
2009	7.15	1999B	200	200
2010	8.125	2000A	325	325
2010	7.50	2000B	300	300
2012	5.625	2002A	300	300
2013	4.875	2002B	500	500
2013	3.85	2003B	200	200
2014	4.70	2004A	200	-
2026	7.75	1996A	100	100
2028	7.10	1998B	105	105
2028	6.90	1998D	75	75
2029	7.125	1994A	-	150
2033	5.875	2003A	175	175
2033	5.10	2003C	200	200
2034	5.70	2004B	200	-
2039	7.35	1999A	-	275
2041	7.50	2001A	400	400

Total debentures			4,615	4,515

Tax-exempt debt—notes issued to New York State Energy Research and Development Authority for Facilities Revenue Bonds:
2020	5.25%	1993B	-	128
2020	6.10	1995A	128	128
2022	5.375	1993C	-	20
2028	6.00	1993A	-	101
2029	7.125	1994A	-	100
2032	1.70*	2004B Series 1	127	-
2034	1.79*	1999A	293	293
2035	1.70*	2004B Series 2	20	-
2036	4.70	2001A**	225	225
2036	1.78*	2001B	98	98
2039	1.75*	2004A	98	-
2039	1.99*	2004C	99	-

Total tax-exempt debt			1,088	1,093

Unamortized debt discount			(18)	(23)

Total			5,685	5,585
Less: long-term debt due within one year			450	150

Total long-term debt			5,235	5,435

Total capitalization			$11,564	$11,130

  * Rates reset weekly or by auction held every 35 days; December 31, 2004 rate shown.

** See Note P.

The accompanying notes are an integral part of these financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholder and Board of Directors of Orange and Rockland Utilities, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Orange and Rockland Utilities, Inc. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

New York, New York

February 17, 2005

Orange and Rockland Utilities, Inc.

CONSOLIDATED BALANCE SHEET

	December 31, 2004	December 31, 2003
	(Millions of Dollars)
ASSETS
UTILITY PLANT, AT ORIGINAL COST (Note A)
Electric	$812	$773
Gas	336	318
General	121	119

Total	1,269	1,210
Less: Accumulated depreciation	382	373

Net	887	837
Construction work in progress	26	29

NET PLANT	913	866

CURRENT ASSETS
Cash and temporary cash investments (Note A)	12	9
Restricted cash	2	1
Accounts receivable—customers, less allowance for uncollectible accounts of $2 in 2004 and 2003	50	57
Accrued unbilled revenue (Note A)	28	18
Other receivables, less allowance for uncollectible accounts of $2 in 2004 and 2003	5	8
Accounts receivable from affiliated companies	25	11
Gas in storage, at average cost	43	29
Materials and supplies, at average cost	5	6
Prepayments	12	17
Other current assets	20	10

TOTAL CURRENT ASSETS	202	166

DEFERRED CHARGES, REGULATORY ASSETS AND NONCURRENT ASSETS
Regulatory assets (Note B)	253	221
Other deferred charges and noncurrent assets	22	16

TOTAL DEFERRED CHARGES, REGULATORY ASSETS AND NONCURRENT ASSETS	275	237

TOTAL ASSETS	$1,390	$1,269

The accompanying notes are an integral part of these financial statements.

Orange and Rockland Utilities, Inc.

CONSOLIDATED BALANCE SHEET

	December 31, 2004	December 31, 2003
	(Millions of Dollars)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION
Common shareholder’s equity (See Statement of Common Shareholder’s Equity)	$388	$370
Long-term debt (See Statement of Capitalization)	345	301

TOTAL CAPITALIZATION	733	671

NONCURRENT LIABILITIES
Provision for injuries and damages (Note G)	10	10
Pensions and retiree benefits	98	98
Superfund and other environmental costs (Note G)	57	40
Hedges on variable rate long-term debt (Note P)	16	17

TOTAL NONCURRENT LIABILITIES	181	165

CURRENT LIABILITIES
Long-term debt due within one year	2	-
Notes payable	-	15
Accounts payable	66	71
Accounts payable to affiliated companies	41	33
Customer deposits	16	14
Accrued taxes	2	4
Accrued interest	6	6
Other current liabilities	10	8

TOTAL CURRENT LIABILITIES	143	151

DEFERRED CREDITS AND REGULATORY LIABILITIES
Deferred income taxes and investment tax credits (Notes A and M)	198	183
Regulatory liabilities (Note B)	127	95
Other deferred credits	8	4

TOTAL DEFERRED CREDITS AND REGULATORY LIABILITIES	333	282

TOTAL CAPITALIZATION AND LIABILITIES	$1,390	$1,269

The accompanying notes are an integral part of these financial statements.

Orange and Rockland Utilities, Inc.

CONSOLIDATED INCOME STATEMENT

	For the Years Ended December 31,
	2004	2003	2002
	(Millions of Dollars)
OPERATING REVENUES (NOTE A)
Electric	$499	$530	$476
Gas	204	197	159

TOTAL OPERATING REVENUES	703	727	635

OPERATING EXPENSES
Purchased power	247	251	220
Gas purchased for resale	120	120	89
Other operations and maintenance	173	170	143
Depreciation and amortization (Note A)	33	34	34
Taxes, other than income taxes	48	50	52
Income taxes (Notes A and M)	17	34	25

TOTAL OPERATING EXPENSES	638	659	563

OPERATING INCOME	65	68	72

OTHER INCOME (DEDUCTIONS)
Investment and other income (Note A)	1	-	1
Other deductions	-	(2)	-

TOTAL OTHER INCOME (DEDUCTIONS)	1	(2)	1

INCOME BEFORE INTEREST EXPENSE	66	66	73

INTEREST EXPENSE
Interest on long-term debt	19	19	21
Other interest	1	2	7

NET INTEREST EXPENSE	20	21	28

NET INCOME	$46	$45	$45

The accompanying notes are an integral part of these financial statements.

Orange and Rockland Utilities, Inc.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	For the Years Ended December 31,

	2004	2003	2002
	(Millions of Dollars)
NET INCOME	$46	$45	$45
OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAXES
Investment in marketable securities, net of $0, $1 and $(1) taxes in 2004, 2003 and 2002, respectively	-	1	(1)
Less: Reclassification adjustment for gains/(losses) included in net income, net of $0, $(1) and $0 taxes in 2004, 2003 and 2002, respectively	-	(2)	-
Minimum pension liability adjustments, net of $0 taxes in 2004, 2003 and 2002	(1)	-	-
Unrealized gains/(losses) on derivatives qualified as cash flow hedges, net of $2, $2 and $(3) taxes in 2004, 2003 and 2002, respectively	3	3	(4)
Less: Reclassification adjustment for gains/(losses) included in net income, net of $1, $1 and $(1) taxes in 2004, 2003 and 2002, respectively	2	1	(1)

TOTAL OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAXES	-	5	(4)

COMPREHENSIVE INCOME	$46	$50	$41

The accompanying notes are an integral part of these financial statements.

Orange and Rockland Utilities, Inc.

CONSOLIDATED STATEMENT OF COMMON SHAREHOLDER’S EQUITY

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total
(Millions of Dollars/Except Share Data)	Shares	Amount
BALANCE AS OF DECEMBER 31, 2001	1,000	$-	$194	$152	$(11)	$335

Net income				45		45
Common stock dividend to parent				(28)		(28)
Other comprehensive loss					(4)	(4)

BALANCE AS OF DECEMBER 31, 2002	1,000	$-	$194	$169	$(15)	$348

Net income				45		45
Common stock dividend to parent				(28)		(28)
Other comprehensive income					5	5

BALANCE AS OF DECEMBER 31, 2003	1,000	$-	$194	$186	$(10)	$370

Net income				46		46
Common stock dividend to parent				(28)		(28)

BALANCE AS OF DECEMBER 31, 2004	1,000	$-	$194	$204	$(10)	$388

The accompanying notes are an integral part of these financial statements.

Orange and Rockland Utilities, Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Years Ended December 31,
	2004	2003	2002
	(Millions of Dollars)
OPERATING ACTIVITIES
Net income	$46	$45	$45
PRINCIPAL NON-CASH CHARGES (CREDITS) TO INCOME
Depreciation and amortization	33	34	34
Deferred income taxes	7	44	4
Gain on non-utility property	-	(1)	-
Other non-cash items (net)	(1)	(16)	(1)
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable—customers, less allowance for uncollectibles	7	(3)	(9)
Accounts receivable from affiliated companies	(14)	1	(12)
Materials and supplies, including gas in storage	(13)	(13)	5
Prepayments, other receivables and other current assets	(12)	(6)	10
Recoverable energy costs	5	(11)	(13)
Accounts payable	(5)	11	8
Accounts payable to affiliated companies	8	17	13
Pensions and retiree benefits	-	-	12
Accrued taxes	(2)	3	(2)
Accrued interest	-	(2)	1
Deferred charges and other regulatory assets	(22)	19	7
Deferred credits and regulatory liabilities	28	(3)	(2)
Superfund and other environmental costs	18	4	(3)
Other assets	(5)	3	4
Other liabilities	3	1	3

NET CASH FLOWS FROM OPERATING ACTIVITIES	81	127	104

INVESTING ACTIVITIES
Utility construction expenditures	(79)	(71)	(58)
Cost of removal less salvage	(2)	(2)	(2)
Proceeds from sale of land	-	2	-

NET CASH FLOWS USED IN INVESTING ACTIVITIES	(81)	(71)	(60)

FINANCING ACTIVITIES
Net proceeds from/(retirement of) short-term debt	(15)	14	(16)
Issuance of long-term debt	46	-	-
Retirement of long-term debt	-	(35)	-
Dividend to parent	(28)	(28)	(28)

NET CASH FLOWS FROM/(USED) IN FINANCING ACTIVITIES	3	(49)	(44)

CASH AND TEMPORARY CASH INVESTMENTS:
NET CHANGE FOR THE PERIOD	3	7	-
BALANCE AT BEGINNING OF PERIOD	9	2	2

BALANCE AT END OF PERIOD	$12	$9	$2

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$17	$21	$19
Income Taxes (Refund)	$29	$(17)	$17

The accompanying notes are an integral part of these financial statements.

Orange and Rockland Utilities, Inc.

CONSOLIDATED STATEMENT OF CAPITALIZATION

					Shares outstanding

					December 31,	December 31,	At December 31,
					2004	2003	2004	2003
							(Millions of Dollars)
TOTAL COMMON SHAREHOLDER’S EQUITY LESS ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)					1,000	1,000	$398	$380
ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)
Minimum pension liability adjustment, net of $(1) and $0 taxes in 2004 and 2003, respectively							(1)	-
Unrealized gains/(losses) on derivatives qualified as cash flow hedges net of $(6) and $(8) taxes in 2004 and 2003, respectively							(8)	(11)
Less: Reclassification adjustment for gains/(losses) included in net income net of $1 and $(1) taxes in 2004 and 2003, respectively							1	(1)

TOTAL ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAXES							(10)	(10)

TOTAL COMMON SHAREHOLDER’S EQUITY (SEE STATEMENT OF COMMON SHAREHOLDER’S EQUITY AND NOTE C)							$388	$370

Long-term debt (Note C)
Maturity	Interest Rate		Series
Debentures:
2007	7.125%		1997J				20	20
2010	7.50		2000A				55	55
2018	7.07		1998C				3	3
2027	6.50		1997F				80	80
2029	7.00		1999G				45	45

Total debentures							203	203

Transition bonds:
2019	5.22%		2004-1				46	-

Total transition bonds							46	-

TAX-EXEMPT DEBT—NOTES ISSUED TO NEW YORK STATE ENERGY RESEARCH AND DEVELOPMENT AUTHORITY FOR FACILITIES REVENUE BONDS:
2014	1.94	%*	1994	**			55	55
2015	1.94	*	1995				44	44

Total tax-exempt debt							99	99

Unamortized debt discount							(1)	(1)

Total							347	301
Less: long-term debt due within one year							2	-

Total long-term debt							345	301

Total capitalization							$733	$671

*	Rate reset weekly or by auction held every 35 days; December 31, 2004 rate shown.
**	See Note P.

The accompanying notes are an integral part of these financial statements.

NOTES TO THE FINANCIAL STATEMENTS

General

These combined notes accompany and form an integral part of the separate consolidated financial statements of each of the three separate registrants: Consolidated Edison, Inc. and its subsidiaries (Con Edison), Consolidated Edison Company of New York, Inc. and its subsidiaries (Con Edison of New York) and Orange & Rockland Utilities, Inc. and its subsidiaries (O&R). Con Edison of New York and O&R (the Utilities) are subsidiaries of Con Edison and as such their financial condition and results of operations and cash flows are also consolidated, along with those of Con Edison’s unregulated subsidiaries (discussed below), in Con Edison’s consolidated financial statements.

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

Con Edison also has the following unregulated subsidiaries: Consolidated Edison Solutions, Inc. (Con Edison Solutions), a retail energy supply and services company that sells energy to delivery customers of utilities, including Con Edison of New York and O&R, and also offers energy-related services; Consolidated Edison Energy, Inc. (Con Edison Energy), a wholesale energy supply company; and Consolidated Edison Development, Inc. (Con Edison Development), a company that owns and operates generating plants and participates in other infrastructure projects.

In December 2004, Con Edison entered into an agreement to sell Con Edison Communications. See Note W.

Note A - Summary of Significant Accounting Policies

Principles of Consolidation

The Companies’ consolidated financial statements include the accounts of their respective majority-owned subsidiaries, and variable interest entities, as required. See Note T. All intercompany balances and transactions have been eliminated.

Accounting Policies

The accounting policies of Con Edison and its subsidiaries conform to accounting principles generally accepted in the United States of America. For the Utilities, these accounting principles include the Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards (SFAS) No. 71, “Accounting for the Effects of Certain Types of Regulation,” and, in accordance with SFAS No. 71, the accounting requirements of the Federal Energy Regulatory Commission (FERC) and the state public utility regulatory commissions having jurisdiction.

SFAS No. 71 specifies the economic effects that result from the cause and effect relationship of costs and revenues in the rate-regulated environment and how these effects are to be accounted for by a

NOTES TO THE FINANCIAL STATEMENTS — CONTINUED

regulated enterprise. Revenues intended to cover some costs may be recorded either before or after the costs are incurred. If regulation provides assurance that incurred costs will be recovered in the future, these costs would be recorded as deferred charges or “regulatory assets” under SFAS No. 71. If revenues are recorded for costs that are expected to be incurred in the future, these revenues would be recorded as deferred credits or “regulatory liabilities” under SFAS No. 71.

The Utilities’ principal regulatory assets and liabilities are detailed in Note B. The Utilities are receiving or being credited with a return on all of their regulatory assets for which a cash outflow has been made, and are paying or being charged with a return on all of their regulatory liabilities for which a cash inflow has been received. The Utilities’ regulatory assets and liabilities will be recovered from customers, or applied for customer benefit, in accordance with rate provisions approved by the applicable public utility regulatory commission.

Other significant accounting policies of the Companies are referenced in Note E (Pension Benefits), Note F (Other Postretirement Benefits), Note K (Leases), Note L (Goodwill and Intangible Assets), Note N (Stock-Based Compensation), Note P (Derivative Instruments and Hedging Activities), and Note S (Guarantees).

Plant and Depreciation

Utility Plant

Utility plant is stated at original cost. The capitalized cost of additions to utility plant includes indirect costs such as engineering, supervision, payroll taxes, pensions, other benefits and an allowance for funds used during construction (AFDC). The original cost of property is charged to expense over the estimated useful lives of the assets. Upon retirement, the original cost of property is charged to accumulated depreciation. The cost of repairs and maintenance is charged to expense and the cost of betterments is capitalized. Until the related funds are expended, the Utilities record the amounts collected from customers for the cost of removal less salvage as a regulatory liability. Although the associated removal costs do not constitute legal obligations that must be accrued in accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations,” they do constitute regulatory liabilities under SFAS No. 71. The regulatory liabilities recorded for Con Edison, Con Edison of New York and O&R were $723 million, $666 million and $57 million in 2004 and $777 million, $721 million and $56 million in 2003, respectively.

Rates used for AFDC include the cost of borrowed funds and a reasonable rate of return on the regulated utilities’ own funds when so used, determined in accordance with regulations of the FERC and the state public utility regulatory authority having jurisdiction. The rate is compounded semiannually, and the amounts applicable to borrowed funds are treated as a reduction of interest charges, while the amounts applicable to the regulated utilities’ own funds are credited to other income (deductions).

NOTES TO THE FINANCIAL STATEMENTS — CONTINUED

The AFDC rates for the Utilities were as follows:

	For the Years Ended December 31,
	2004	2003	2002
Con Edison of New York	6.9%	7.1%	6.8%
O&R	3.6%	1.1%	8.4%

The Utilities generally compute annual charges for depreciation using the straight-line method for financial statement purposes, with rates based on average service lives and net salvage factors.

The average depreciation rates for the Utilities were as follows:

	For the Years Ended December 31,
	2004	2003	2002
Con Edison of New York	3.0%	3.0%	3.0%
O&R	2.9%	3.1%	3.3%

The estimated lives for utility plant for Con Edison of New York range from 25 to 80 years for electric, 15 to 85 years for gas, 30 to 70 years for steam and 8 to 50 years for general plant. For O&R, the estimated lives for utility plant range from 5 to 65 years for electric, 7 to 75 years for gas and 5 to 55 years for general plant.

At December 31, 2004 and 2003, the capitalized cost of the Companies’ utility plant, net of accumulated depreciation, was as follows:

	Con Edison		Con Edison of New York		O&R
(Millions of Dollars)	2004	2003	2004	2003	2004	2003
Electric
Generation	$381	$374	$381	$374	$-	$-
Transmission	1,361	1,304	1,262	1,200	99	104
Distribution	8,147	7,537	7,691	7,118	456	419
Gas*	2,310	2,177	2,056	1,941	254	236
Steam*	623	607	623	607	-	-
General	987	1,002	910	926	77	76
Held for future use	5	7	4	5	1	2
Construction work in progress	1,354	1,276	1,328	1,247	26	29

NET UTILITY PLANT	$15,168	$14,284	$14,255	$13,418	$913	$866

*	Primarily distribution.

Non-Utility Plant

Non-utility plant is stated at original cost. For the Utilities, non-utility plant consists primarily of land and telecommunication facilities that are currently not used within electric, gas or steam utility operations. For Con Edison’s unregulated subsidiaries, non-utility plant consists primarily of generating assets. Depreciation on these assets is computed using the straight-line method for financial statement

NOTES TO THE FINANCIAL STATEMENTS — CONTINUED

purposes over their estimated useful lives, which range from 5 to 70 years for generating assets and 3 to 50 years for other property.

The average non-utility depreciation rates for Con Edison Development were 2.7 percent, 3.0 percent and 3.9 percent for 2004, 2003 and 2002, respectively.

In accordance with SFAS No. 34, “Capitalization of Interest Costs,” Con Edison capitalizes interest on its borrowings associated with the unregulated subsidiaries’ capital projects in progress. Capitalized interest is added to the asset cost, and is amortized over the useful lives of the assets. The amount of such capitalized interest cost for 2003 and 2002 was $6 million and $12 million, respectively. There was no capitalized interest cost in 2004.

Impairments

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Companies evaluate the impairment of long-lived assets, based on projections of undiscounted future cash flows, whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. In the event an evaluation indicates that such cash flows cannot be expected to be sufficient to fully recover the assets, the assets are written down to their estimated fair value.

Revenues

The Utilities and Con Edison Solutions recognize revenues for electric, gas and steam service on a monthly billing cycle basis. The Utilities defer over a 12-month period all net interruptible gas revenues not authorized by the New York State Public Service Commission (PSC) to be retained by the Utilities, for refund to firm gas sales and transportation customers. O&R and Con Edison Solutions accrue revenues at the end of each month for estimated energy usage not yet billed to customers, while Con Edison of New York does not accrue such revenues, in accordance with current regulatory agreements. Con Edison of New York estimates its unbilled revenues to be approximately $380 million at December 31, 2004. Unbilled revenues included in Con Edison’s and O&R’s balance sheets at December 31, 2004 and 2003 were as follows:

(Millions of Dollars)	2004	2003
Con Edison	$73	$61
O&R	$28	$18

The PSC requires New York regulated utility companies to record gross receipts tax revenues and expenses on a gross income statement presentation basis (i.e., included in both revenues and expenses). The recovery of these taxes is included in the revenue requirement within each of the respective PSC approved rate plans.

NOTES TO THE FINANCIAL STATEMENTS — CONTINUED

Recoverable Energy Costs

The Utilities generally recover all of their prudently incurred fuel, purchased power and gas costs, including hedging gains and losses, in accordance with rate provisions approved by the applicable state public utility commissions. If the actual energy supply costs for a given month are more or less than the amounts billed to customers for that month, the difference in most cases is recoverable from or refundable to customers. Differences between actual and billed electric and steam supply costs are generally deferred for charge or refund to customers during the next billing cycle (normally within one or two months). For Con Edison of New York, rate provisions also include a possible incentive or penalty of up to $25 million annually relating to electric costs (see “Energy Price Hedging” in Note P). For the Utilities’ gas costs, differences between actual and billed gas costs during the 12-month period ending each August are charged or refunded to customers during a subsequent 12-month period.

O&R’s New Jersey subsidiary, Rockland Electric Company (RECO) purchases energy under a competitive bidding process supervised by the New Jersey Board of Public Utilities (NJBPU) for contracts ranging from one to three years. Basic Generation Service rates are adjusted to conform to contracted prices when new contracts take effect and differences between actual monthly costs and revenues collected are reconciled and charged or credited to customers on a two-month lag. See “Rate and Restructuring Agreements – Electric” in Note B for 2003 NJBPU ruling regarding previously deferred purchased power costs. O&R’s Pennsylvania subsidiary, Pike County Light and Power Company (Pike), recovers electric supply costs based on a rate (Provider of Last Resort, “POLR”) allowed by the Pennsylvania Public Utility Commission (PPUC). The POLR rate was increased by 5% effective January 1, 2005.

New York Independent System Operator (NYISO)

The Utilities purchase electricity through the wholesale electricity market administered by the NYISO. The difference between purchased power and related costs initially billed to the Utilities by the NYISO and the actual cost of power subsequently calculated by the NYISO is refunded by the NYISO to the Utilities, or paid to the NYISO by the Utilities. The reconciliation payments or receipts are recoverable from or refundable to the Utilities’ customers. At December 31, 2004 and 2003, Con Edison of New York had deferred $147 million and $134 million, respectively, of funds received from the NYISO as a regulatory liability to be applied for customer benefit.

Certain other payments to or receipts from the NYISO are also subject to reconciliation, with shortfalls or amounts in excess of specified rate allowances recoverable from or refundable to customers. These include proceeds from the sale through the NYISO of transmission rights on Con Edison of New York’s transmission system (Transmission Congestion Contracts or TCCs). In 2005, the NYISO notified market participants that it had uncovered errors associated with certain TCC calculations during prior years, involving the allocation among transmission owners of TCC revenues and shortfalls.

NOTES TO THE FINANCIAL STATEMENTS — CONTINUED

For Con Edison of New York, TCC sales proceeds are deferred as a regulatory liability to be applied for customer benefit and do not affect net income.

Temporary Cash Investments

Temporary cash investments are short-term, highly liquid investments that generally have maturities of three months or less at the date of purchase. They are stated at cost, which approximates market. The Companies consider temporary cash investments to be cash equivalents.

Investments

Investments consist primarily of the investments of Con Edison’s unregulated subsidiaries, which, depending on the subsidiaries’ percentage ownership, are recorded at cost, accounted for under the equity method or accounted for as leveraged leases in accordance with SFAS No. 13, “Accounting for Leases.” See Note H for a discussion of Con Edison’s consideration of possible impairment of its investments, Note K for a discussion of investments in Lease In/Lease Out transactions, and Note W for related information on Con Edison Communications.

Federal Income Tax

In accordance with SFAS No. 109, “Accounting for Income Taxes,” the Companies have recorded an accumulated deferred federal income tax liability for temporary differences between the book and tax bases of assets and liabilities at current tax rates. In accordance with rate agreements, the Utilities have recovered amounts from customers for a portion of the tax liability they will pay in the future as a result of the reversal or “turn-around” of these temporary differences. As to the remaining tax liability, in accordance with SFAS No. 71, the Utilities have established regulatory assets for the net revenue requirements to be recovered from customers for the related future tax expense. See Notes B and M. In 1993, the PSC issued a Policy Statement approving accounting procedures consistent with SFAS No. 109 and providing assurances that these future increases in taxes will be recoverable in rates.

Accumulated deferred investment tax credits are amortized ratably over the lives of the related properties and applied as a reduction to future federal income tax expense.

Con Edison and its subsidiaries file a consolidated federal income tax return. The consolidated income tax liability is allocated to each member of the consolidated group using the separate return method. Each member pays or receives an amount based on its own taxable income or loss in accordance with tax sharing agreements between the members of the consolidated group.

State Income Tax

The New York State tax laws applicable to utility companies were changed effective January 1, 2000. Certain revenue-based taxes were repealed or reduced and replaced by a net income-based tax. In June 2001, the PSC authorized each utility to use deferral accounting to record the difference between taxes

NOTES TO THE FINANCIAL STATEMENTS — CONTINUED

being collected and the actual tax expense under the new tax law until that expense is incorporated in base rates. For Con Edison of New York, effective October 1, 2004, state income tax is being recovered for its gas and steam businesses through base rates. For O&R, state income tax is being recovered through base rates effective November 1, 2003 for its electric and gas businesses.

Con Edison and its subsidiaries file a combined New York State Corporation Business Franchise Tax Return. Similar to a federal consolidated income tax return, the income of all entities in the combined group is subject to New York State taxation, after adjustments for differences between federal and New York law and apportionment of income among the states in which the company does business. Each member of the group pays or receives an amount based on its own New York State taxable income or loss.

Research and Development Costs

Research and development costs are charged to operating expenses as incurred. Research and development costs were as follows:

	For the Years Ended December 31,
(Millions of Dollars)	2004	2003	2002
Con Edison	$11	$11	$11
Con Edison of New York	$10	$10	$11
O&R	$1	$1	$-

Reclassification

Certain prior year amounts have been reclassified to conform with the current year presentation.

Earnings Per Common Share

In accordance with SFAS No. 128, “Earnings per Share,” Con Edison presents basic and diluted earnings per share on the face of its consolidated income statement. Basic earnings per share are calculated by dividing earnings available to common shareholders (“Net income” on Con Edison’s consolidated income statement) by the weighted average number of Con Edison common shares outstanding during the period. In the calculation of diluted EPS, weighted average shares outstanding are increased for additional shares that would be outstanding if potentially dilutive securities were converted to common stock.

Potentially dilutive securities for Con Edison consist of restricted stock, deferred common shares and stock options whose exercise price is less than the average market price of the common shares during the reporting period. See Note N.

NOTES TO THE FINANCIAL STATEMENTS — CONTINUED

Basic and diluted EPS for Con Edison are calculated as follows:

	For the Years Ended December 31,
(Millions of Dollars, except per share amounts/Shares in Millions)	2004	2003	2002
Income from continuing operations	$549	$634	$689
Loss from discontinued operations, net of tax	(12)	(109)	(21)

Income before cumulative effect of changes in accounting principles	537	525	668

Cumulative effect of changes in accounting principles, net of tax	-	3	(22)

Net income	$537	$528	$646

Weighted average common shares outstanding – Basic	235.8	220.9	213.0
Add: Incremental shares attributable to effect of potentially dilutive securities	0.6	0.9	1.0

Adjusted weighted average common shares outstanding – Diluted	236.4	221.8	214.0

EARNINGS PER COMMON SHARE—BASIC
Continuing operations	$2.33	$2.87	$3.24
Discontinued operations	(0.05)	(0.50)	(0.10)

Before cumulative effect of changes in accounting principles	2.28	2.37	3.14
Cumulative effect of changes in accounting principles	-	0.02	(0.11)

Net income	$2.28	$2.39	$3.03

EARNINGS PER COMMON SHARE—DILUTED
Continuing operations	$2.32	$2.86	$3.23
Discontinued operations	(0.05)	(0.50)	(0.10)

Before cumulative effect of changes in accounting principles	2.27	2.36	3.13
Cumulative effect of changes in accounting principles	-	0.02	(0.11)

Net income	$2.27	$2.38	$3.02

The computation of diluted earnings per share excludes 4.4 million, 4.1 million and 3.5 million Con Edison common shares for the years ended December 31, 2004, 2003 and 2002, respectively, because the exercise prices of the options were greater than the average closing market price of the common shares during these periods.

NOTES TO THE FINANCIAL STATEMENTS — CONTINUED

Stock-Based Compensation

Con Edison accounts for its stock-based compensation plans using the intrinsic value model of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related interpretations. All options and units granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. No compensation expense has been reflected in the income statement for any period presented except as shown below and as described in Note N. The following table illustrates the effect on net income and earnings per share if Con Edison had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—An Amendment of FASB Statement No. 123,” for the purposes of recognizing compensation expense on employee stock-based arrangements.

	Con Edison			Con Edison of New York			O&R
(Millions of Dollars, except per share amounts)	2004	2003	2002	2004	2003	2002	2004	2003	2002
Net income, as reported	$537	$528	$646	$529	$602	$617	$46	$45	$45
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	7	3	6	5	3	6	-	-	-
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	12	8	13	9	7	12	1	-	-

Pro forma net income	$532	$523	$639	$525	$598	$611	$45	$45	$45

Earnings per share:
Basic – as reported	$2.28	$2.39	$3.03
Basic – pro forma	$2.26	$2.37	$3.00

Diluted – as reported	$2.27	$2.38	$3.02
Diluted – pro forma	$2.25	$2.36	$2.99

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note B – Regulatory Matters

Rate and Restructuring Agreements

Electric

In September 1997, the PSC approved a restructuring agreement between Con Edison of New York, the PSC staff and certain other parties (the 1997 Restructuring Agreement). The 1997 Restructuring

NOTES TO THE FINANCIAL STATEMENTS — CONTINUED

Agreement provided for a transition to a competitive electric market through the development of a retail access plan, a rate plan for the period ended March 31, 2002, the divestiture of most of the company’s electric generating capacity, and a reasonable opportunity for recovery of “strandable costs” (costs that may not be recoverable in a competitive electric supply market).

At December 31, 2004, approximately 112,000 Con Edison of New York customers representing approximately 31 percent of aggregate customer peak load were purchasing electricity from other suppliers under the electric retail access program (which is available to all of the company’s electric customers). The company delivers electricity to customers in this program through its regulated transmission and distribution systems. In general, its delivery rates for retail access customers are equal to the full-service rates applicable to other comparable customers, less the cost of supplying customers with energy and capacity.

In November 2000, the PSC approved an agreement (the 2000 Electric Rate Agreement) that revised and extended the rate plan provisions of the 1997 Restructuring Agreement. Pursuant to the 2000 Electric Rate Agreement, the company reduced the distribution component of its electric rates by $170 million on an annual basis, effective October 2000.

In general under the 2000 Electric Rate Agreement, Con Edison of New York’s base electric transmission and distribution rates will not otherwise be changed during the five-year period ending March 2005 except (i) with respect to certain changes in costs above anticipated annual levels resulting from legal or regulatory requirements, inflation in excess of a 4 percent annual rate, property tax changes and environmental cost increases or (ii) if the PSC determines that circumstances have occurred that either threaten the company’s economic viability or ability to provide, safe and adequate service, or render the company’s rate of return unreasonable for the provision of safe and adequate service.

Under the 2000 Electric Rate Agreement, as approved by the PSC and as modified in December 2001, 35 percent of any earnings in each of the rate years ending March 2002 through 2005 above a specified rate of return on electric common equity are to be retained for shareholders and the balance will be applied for customer benefit as determined by the PSC. There was no sharing of earnings for the rate year ended March 2002. In 2002 and 2003, Con Edison of New York established an electric shared earnings reserve of $49 million for the rate year ending March 2003. In 2004 an electric shared earnings reserve of less than $1 million for the rate year ending March 2004 was established. An electric shared earnings reserve has not been established for the rate year ending March 2005 based on results through the end of calendar year 2004. The earnings threshold for rate years ending March 2003 through March 2005 of 11.75 percent can be increased up to 50 basis points. The threshold will increase by 25 basis points if certain demand reductions and supply increases exceed targeted projections and by an additional 25 basis points if certain customer service and reliability standards are achieved.

NOTES TO THE FINANCIAL STATEMENTS — CONTINUED

The company could be required to pay up to $40 million annually in penalties if certain threshold service and reliability standards are not achieved. The reliability standards are tied to targets established in regulatory proceedings rather than to utility industry average reliability levels. The company recorded penalties relating to such standards of $2 million, $8 million and $3 million in 2004, 2003 and 2002, respectively.

The 2000 Electric Rate Agreement also continued the rate provisions pursuant to which Con Edison of New York recovers its potential strandable costs and its purchased power and fuel costs from customers. See “Recoverable Energy Costs” in Note A.

In January 2001, Con Edison of New York completed the sale of its 480 MW interest in the jointly-owned Roseton generating station for $138 million. The gain from the sale, which has been deferred as a regulatory liability, was $55 million at December 31, 2004 and 2003. In September 2001, the company completed the sale of its approximately 1,000 MW nuclear generating plant and related assets for $505 million. The net after-tax loss from the sale was deferred as a regulatory asset. The unrecovered amount was $154 million at December 31, 2004 and $159 million at December 31, 2003. Effective April 1, 2005, the net loss from the above sales will be collected from customers over a three-year period pursuant to the Joint Proposal discussed in the next paragraph.

In December 2004, Con Edison of New York entered into a Joint Proposal with the staff of the PSC and other parties with respect to the rates the company can charge its customers for electric service and related issues. The Joint Proposal, which is subject to PSC approval, covers the three-year period April 2005 through March 2008, and provides for expected increases in delivery service rates of $104.6 million, effective April 1, 2005, and $220.4 million effective April 1, 2007. In addition, the Company will retain the first $60 million of auction proceeds from the sale of transmission rights on the company’s transmission system (transmission congestion contracts) in each of the three years. The rate increases are lower than they otherwise would have been as a result of the amortization of certain regulatory assets and liabilities, the net effect of which will be to increase electric income by $128 million, $173 million and $249 million in each of the 12-month periods ended March 31, 2006, 2007 and 2008, respectively. Additional provisions of the Joint Proposal include:

•	retention of 50 percent of any earnings between an 11.4 percent and a 13 percent return on equity and 25 percent of earnings in excess of a 13 percent return on equity (based upon the company’s actual capital structure, subject to a maximum equity ratio of 50 percent of capitalization), with the remainder of such earnings to be deferred for the benefit of customers;

•	annual reconciliation of actual transmission and distribution utility plant, net of depreciation, to the levels reflected in rates, with the revenue requirement impact of such difference (i.e., rate of return and depreciation) deferred as a regulatory asset or liability, as the case may be;

NOTES TO THE FINANCIAL STATEMENTS — CONTINUED

•	annual reconciliation of pension and other post-employment benefit costs, environmental remediation costs and, if the variation exceeds 2.5 percent, property taxes and the cost of moving facilities to avoid interfering with governmental projects (interference costs) to the amounts for such costs reflected in electric rates, with the difference deferred as a regulatory asset or liability, as the case may be; provided that only 50 percent of the difference can be deferred as a regulatory asset if the annual return on equity is between 11.4 percent and 13 percent and there is to be no deferral of the difference if the annual return on equity is in excess of 13 percent;

•	recognition of a $100 million pre-tax charge in 2004 to electric operating revenues to resolve certain issues raised in the proceeding, relating primarily to the treatment of prior period pension credits;

•	potential positive earnings adjustments if the company meets certain standards for its retail access and demand side management programs, and potential negative earnings adjustments if it does not meet certain standards for: (i) frequency and duration of service interruptions; (ii) major outages; (iii) repair, removal or replacement of damaged poles, temporary shunts, street lights, traffic signals and circuit breakers; and (iv) customer service;

•	continuation of provisions for the recovery from customers on a current basis of the cost of purchased power and fuel, and the elimination of any incentive or penalty relating to electric costs;

•	programs to promote energy efficiency, demand management and environmental quality; and

•	continuation of rate discounts for low income residential customers and business incentive rates to attract and retain commercial customers.

The PSC is expected to act on the Joint Proposal in March 2005.

In 1997, the PSC approved a four-year O&R restructuring plan pursuant to which O&R sold all of its generating assets and made retail access available to all of its electric customers effective May 1999. In 1998 and 1999, similar plans for O&R’s utility subsidiaries in Pennsylvania and New Jersey were approved by state regulators.

In October 2003, the PSC approved agreements among O&R, the staff of the PSC and other parties with respect to the rates O&R can charge to its New York customers for electric service. The electric agreement, which covers the period from July 2003 through October 2006, provides for no changes to electric base rates and contains provisions for the amortization and offset of regulatory assets and liabilities, the net effect of which will reduce electric operating income by a total of $11 million (pre tax) over the period covered by the agreement. The agreement continues to provide for recovery of energy costs from customers on a current basis and for O&R to share equally with customers earnings in excess of a 12.75 percent return on common equity during the three-year period from July 2003 through June 2006. The period from July 2006 through October 2006 will not be subject to earnings sharing.

NOTES TO THE FINANCIAL STATEMENTS — CONTINUED

In July 2003, the NJBPU ruled on the petitions of RECO for an increase in electric rates and recovery of deferred purchased power costs. The NJBPU ordered a $7 million decrease in RECO’s electric base rates, effective August 2003, authorized RECO’s recovery of approximately $83 million of previously deferred purchased power costs and associated interest and disallowed recovery of approximately $19 million of such costs and associated interest. At December 31, 2002, the company had accrued a reserve for $13 million of the disallowance, and at June 30, 2003 reserved an additional $6 million for the disallowance.

In July 2004, the NJBPU approved RECO’s Phase II petition to increase base rates annually by $2.7 million (2.0% increase), effective August 1, 2004. The Phase II decision provides for the recovery of carrying costs for two substation projects and specified additional reliability programs. Also in July 2004, a special purpose entity formed by RECO (which is included in the consolidated financial statements of Con Edison and O&R) issued $46 million of 5.22% Transition Bonds and used the proceeds thereof to purchase from RECO the right to be paid a Transition Bond Charge (TBC) and associated tax charges by its customers relating to the balance of previously deferred purchased power costs, discussed above. The TBC replaced a Transition Recovery Charge (TRC), a temporary surcharge that was effective August 1, 2003.

Gas

In April 2002, the PSC approved a Con Edison of New York gas rate agreement for the three-year period ending September 30, 2004. The rate agreement reduced gas rates by $25 million annually. The agreement provided for sharing of earnings with customers above specified equity rate of return levels; however, earnings on gas common equity did not exceed the specified levels for any of the three rate years.

In September 2004, the PSC approved a Joint Proposal by Con Edison of New York, the staff of the PSC and other parties with respect to the rates the company can charge its customers for gas and steam services. The approved gas rate plan covers the three-year period October 2004 through September 2007, and provides for an increase in gas base rates of $46.8 million, effective October 1, 2004, with deferral accounting to be used to allocate the income statement effect of the increase over the term of the agreement. The rate increase is net of a $17.5 million pre-tax charge to gas operating revenues the company recognized in 2004 to resolve certain issues raised in the proceeding, relating primarily to the treatment of prior period pension credits. In addition to this rate increase, the company will retain the first $35 million of net revenues from non-firm customer transactions in each year of the plan.

Additional provisions of the gas rate plan include: equal sharing with customers of earnings in excess of an 11.75 percent return on common equity (based upon the actual average common equity ratio, subject to a maximum common equity ratio of 50 percent of capitalization); reconciliation of pension and

NOTES TO THE FINANCIAL STATEMENTS — CONTINUED

other post-employment benefit costs allocable to the gas business to the amounts for such costs reflected in rates, with the difference deferred as a regulatory asset or liability, as the case may be, for future recovery from or refund to customers; opportunities to retain for shareholders a percentage of annual gas net revenues from non-firm customer transactions (20 percent of revenues between $35 million and $50 million, 25 percent between $50 million and $70 million and 10 percent over $70 million), and to earn an incentive of up to $8.5 million over the period of the rate plan depending upon the number of customers that migrate to retail access; continuation of provisions for the recovery from customers on a current basis of the cost of purchased gas and for the recovery of environmental remediation expenses; continuation of provisions pursuant to which the effects of weather on gas income are moderated; and continuation of the deferral as a regulatory asset or liability, subject to certain limitations, of differences between actual costs and amounts reflected in rates for property taxes and interference costs.

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

In October 2003, the PSC approved a new gas rate agreement among O&R, the PSC staff and other parties. This agreement, which covers the period November 2003 through October 2006, provides for increases in gas base rates of $9 million (5.8 percent) effective November 2003, $9 million (4.8 percent) effective November 2004 and $5 million (2.5 percent) effective November 2005. The agreement provides for O&R to share equally with customers earnings in excess of an 11 percent return on common equity. It continues to provide for recovery of energy costs from customers on a current basis and continues a weather normalization clause that moderates, but does not eliminate, the effect of weather-related changes on net income. The agreement also contains incentives under which, among other things, the company can earn additional amounts based on attaining specified targets for customer participation in its retail access programs and the achievement of certain net revenue targets for interruptible sales and transportation customers.

In October 2004, Pike filed a request with the PPUC to increase charges for gas delivery service by $0.2 million (11.7 percent), effective July 2005. A final PPUC decision is expected by June.

Steam

In November 2000, the PSC authorized implementation of an agreement between Con Edison of New York, the PSC staff and certain other parties, that provided for a $17 million steam rate increase

NOTES TO THE FINANCIAL STATEMENTS — CONTINUED

in October 2000 and, with limited exceptions, no further changes in steam rates prior to October 2004. The agreement continued the rate provisions pursuant to which Con Edison of New York recovered purchased steam and fuel costs on a current basis.

In September 2004, the PSC approved a steam rate plan covering the two-year period October 2004 through September 2006. The plan provides for increases in steam base rates of $49.6 million, effective October 1, 2004, and $27.4 million, effective October 1, 2005. The increases are net of a $6.2 million pre-tax charge to steam operating revenues, which the company recognized in 2004, to resolve certain issues, relating primarily to the treatment of prior period pension credits.

Additional provisions of the steam rate plan include: equal sharing with customers of earnings in excess of an 11.75 percent return on common equity (based upon the actual average common equity ratio, subject to a maximum common equity ratio of 50 percent of capitalization); reconciliation of pension and other post-employment benefit costs allocable to steam business to the amounts for such costs reflected in rates, with the difference deferred as a regulatory asset or liability, as the case may be, for future recovery from or refund to customers; continuation of provisions for the recovery from customers on a current basis of the cost of fuel and purchased steam and for the recovery of environmental remediation expenses; and continuation of the deferral as a regulatory asset or liability, subject to certain limitations, of differences between actual costs and amounts reflected in rates for property taxes and interference costs.

The steam rate plan provides that starting January 1, 2005, the company will credit customers with the estimated net monthly fuel savings from the East River Repowering Project (ERRP) until the plant is in service. The company will recover all benefits credited to customers during the period January 2005 through March 2005 over the subsequent 18 months. If the plant is delayed beyond April 1, 2005, the company will continue to credit the estimated net fuel savings to customers and may petition the PSC for recovery of benefits credited to customers between April 1, 2005 and the date the plant is operational. Annual net fuel savings from the operation of ERRP are estimated to be $36.8 million. Operational testing of ERRP is ongoing and the plant is expected to be placed into service in 2005.

NOTES TO THE FINANCIAL STATEMENTS — CONTINUED

Regulatory Assets and Liabilities

Regulatory assets and liabilities at December 31, 2004 and 2003 were comprised of the following items:

	Con Edison		Con Edison of New York		O&R
(Millions of Dollars)	2004	2003	2004	2003	2004	2003
Regulatory assets
Future federal income tax	$762	$629	$715	$589	$47	$40
Recoverable energy costs	275	264	257	176	18	88
Sale costs - First Avenue properties	178	157	178	157	-	-
Sale of nuclear generating plant including interest	176	178	176	178	-	-
Environmental remediation costs	165	155	106	116	59	39
World Trade Center restoration costs	104	68	104	68	-	-
Property tax reconciliation	80	41	80	41	-	-
Transition bond charges*	74	-	-	-	74	-
Retirement program costs	71	77	29	33	42	44
Workers’ compensation	48	51	48	51	-	-
Revenue taxes	46	48	46	45	-	3
Electric interference costs	44	-	44	-	-	-
Unbilled gas revenue	44	44	44	44	-	-
NYS tax law changes	40	23	40	23	-	-
Asbestos-related costs	26	39	25	38	1	1
Collection agent deferral	21	-	21	-	-	-
Other	109	87	97	81	12	6

Total Regulatory Assets	$2,263	$1,861	$2,010	$1,640	$253	$221

* Included in Recoverable energy costs in 2003.

Regulatory liabilities
Allowance for cost of removal less salvage	$723	$777	$666	$721	$57	$56
Transmission congestion contracts	391	284	391	284	-	-
NYISO reconciliation	147	134	147	134	-	-
2004 electric, gas and steam rate plan charges	124	-	124	-	-	-
Gain on divestiture	56	56	55	55	1	1
Deposit from sale of First Avenue properties	50	50	50	50	-	-
Electric excess earnings	50	49	50	49	-	-
NYS tax law changes	43	18	32	18	11	-
Interest on federal income tax refund	37	29	37	29	-	-
DC service incentive	33	38	33	38	-	-
Refundable energy costs	29	21	-	-	29	21
Accrued electric rate reduction	25	33	25	32	-	1
Gain on disposition of property – W. 45 St.	24	6	24	6	-	-
Gas interruptible sales credits	22	26	22	26	-	-
Excess dividends tax	18	-	18	-	-	-
Gas interference – cost sharing	11	10	11	10	-	-
Other	212	202	183	186	29	16

Total Regulatory Liabilities	$1,995	$1,733	$1,868	$1,638	$127	$95

NOTES TO THE FINANCIAL STATEMENTS — CONTINUED

Other Regulatory Matters

In January 2004, a woman died when she came into contact with the metal frame of a Con Edison of New York service box that had been energized by a low voltage cable that had been repaired in a manner that varied from the company’s written procedures. Following the accident, the PSC instituted a proceeding as to whether the company violated the safety requirements of the New York Public Service Law and ordered the company to show cause why the PSC should not commence an action seeking penalties from the company. In addition, the PSC and New York City adopted requirements for utilities to conduct annual testing and inspections of their electrical related infrastructure. The failure to meet the new requirements or the standards for repair, removal or replacement of damaged poles, temporary shunts, street lights, traffic signals and circuit breakers included in the electric rate Joint Proposal (discussed above) could result in the imposition of substantial penalties. The Utilities believe that their utility systems are safe and reliable. The Companies, however, are unable to predict whether or not any proceedings or any regulatory actions relating to the accident will have a material adverse effect on their financial condition, results of operations or liquidity.

Note C - Capitalization

Common Stock

At December 31, 2004 and 2003, Con Edison owned all of the issued and outstanding shares of common stock of the Utilities. Con Edison of New York owns 21,976,200 shares of Con Edison stock, which it purchased in 1998, 1999 and 2000 in connection with Con Edison’s stock repurchase plan.

Capitalization of Con Edison

The outstanding capitalization for each of the Companies is shown on its Consolidated Statement of Capitalization, and for Con Edison includes the Utilities’ outstanding preferred stock and debt.

Preferred Stock of Utility Subsidiary

As of December 31, 2004, 1,915,319 shares of Con Edison of New York’s $5 Cumulative Preferred Stock (the “$5 Preferred”) and 375,626 shares of its Cumulative Preferred Stock ($100 par value) were outstanding.

Dividends on the $5 Preferred stock are $5 per share per annum, payable quarterly, and dividends on the Cumulative Preferred Stock are $4.65 per share per annum, payable quarterly. The preferred dividends must be declared by Con Edison of New York’s Board of Trustees to become payable. See “Dividends” below.

With respect to any corporate action to be taken by a vote of shareholders of Con Edison of New York, Con Edison (which owns all of the 235,488,094 shares of Con Edison of New York’s common shares that are outstanding) and the holders of the $5 Preferred are each entitled to one vote for each share held. Except as otherwise required by law, holders of the Cumulative Preferred Stock have no

NOTES TO THE FINANCIAL STATEMENTS — CONTINUED

right to vote; provided, however, that if the $5 Preferred is no longer outstanding, the holders of the Cumulative Preferred Stock are entitled to one vote for each share with respect to any corporate action to be taken by a vote of the shareholders of Con Edison of New York. In addition, if dividends are in arrears for certain periods, the holders are entitled to certain rights with respect to the election of Con Edison of New York’s Trustees. Without the consent of the holders of the Cumulative Preferred Stock, Con Edison of New York may not create or authorize any kind of stock ranking prior to the Cumulative Preferred Stock or, if such actions would affect the holders of the Cumulative Preferred Stock adversely, be a party to any consolidation or merger, create or amend the terms of the Cumulative Preferred Stock or reclassify the Cumulative Preferred Stock. Con Edison of New York may redeem the $5 Preferred at a redemption price of $105 per share and the Cumulative Preferred Stock at a redemption price of $101 per share (in each case, plus accrued and unpaid dividends). In the event of the dissolution, liquidation or winding up of the affairs of Con Edison of New York, before any distribution of capital assets could be made to the holders of the company’s common stock, the holders of the $5 Preferred and the Cumulative Preferred Stock would each be entitled to receive $100 per share, in the case of an involuntary liquidation, or an amount equal to the redemption price per share, in the case of a voluntary liquidation, in each case together with all accrued and unpaid dividends.

Dividends

In accordance with PSC requirements, the dividends that the Utilities may pay are limited to not more than 100 percent of their respective income available for dividends calculated on a two-year rolling average basis. Excluded from the calculation of “income available for dividends” are non-cash charges to income resulting from accounting changes or charges to income resulting from significant unanticipated events. The restriction also does not apply to dividends paid in order to transfer to Con Edison proceeds from major transactions, such as asset sales, or to dividends reducing each utility subsidiary’s equity ratio to a level appropriate to its business risk.

In addition, no dividends may be paid, or funds set apart for payment, on Con Edison of New York’s common stock until all dividends accrued on the $5 Preferred Stock and Cumulative Preferred Stock have been paid, or declared and set apart for payment.

Long-term Debt

Long-term debt maturing in the period 2005-2009 is as follows:

(Millions of Dollars)	Con Edison	Con Edison of New York	O&R
2005	$469	$450	$2
2006	22	-	2
2007	374	330	23
2008	507	280	3
2009	491	475	3

NOTES TO THE FINANCIAL STATEMENTS — CONTINUED

The Utilities have issued certain series of debt through the New York State Energy Research and Development Authority (NYSERDA) that currently bear interest at a rate determined weekly and, in certain circumstances, is subject to mandatory tender for purchase by the Utilities. This tax-exempt debt includes Con Edison of New York’s $99 million aggregate principal amount of Series 2004C and O&R’s $55 million aggregate principal amount of Series 1994A and $44 million aggregate principal amount of Series 1995A.

Long-term debt is stated at cost, which in total, as of December 31, 2004, approximates fair value (estimated based on current rates for debt of the same remaining maturities), except for $225 million of Con Edison of New York’s tax-exempt financing. See “Interest Rate Hedging” in Note P.

At December 31, 2004 and 2003, long-term debt of Con Edison and O&R included $23 million of mortgage bonds collateralized by substantially all the utility plant and other physical property of O&R’s New Jersey and Pennsylvania utility subsidiaries and for 2004, $46 million of Transition Bonds issued by O&R’s New Jersey utility subsidiary through a special purpose entity. See Note B. At December 31, 2004 and 2003, long-term debt of Con Edison included: $128 million and $141 million, respectively, of non-recourse debt of a Con Edison Development subsidiary collateralized by a pledge of the Lakewood (NJ) power plant, a related purchase power agreement and project assets; and $336 million and $339 million, respectively, of debt secured by the Newington (NH) power plant and related assets. See Note T. At December 31, 2004 and 2003, restricted cash relating to the operations of the Lakewood plant was $16 million and $17 million, respectively.

Significant Debt Covenants

There are no significant debt covenants under the financing arrangements for the debentures of Con Edison, Con Edison of New York or O&R, other than obligations to pay principal and interest when due and covenants not to consolidate with or merge into any other corporation unless certain conditions are met, and no cross default provisions. The tax-exempt financing arrangements of the Utilities are subject to these covenants and the covenants discussed below. The Companies believe that they were in compliance with their significant debt covenants at December 31, 2004.

The tax-exempt financing arrangements involved the issuance of uncollateralized promissory notes of the Utilities to NYSERDA in exchange for the net proceeds of a like amount of tax-exempt bonds with substantially the same terms sold to the public by NYSERDA. The tax-exempt financing arrangements include covenants with respect to the tax-exempt status of the financing, including covenants with respect to the use of the facilities financed. The failure to comply with these covenants would, except as otherwise provided, constitute an event of default with respect to the debt to which such provisions applied. The arrangements for certain series of Con Edison of New York’s tax-exempt financing (Series 1999A, 2001A, 2001B, 2004A, B and C), aggregating $960 million, and O&R’s tax-exempt financing (Series

NOTES TO THE FINANCIAL STATEMENTS — CONTINUED

1994A and Series 1995A), aggregating $99 million, include provisions for the maintenance of liquidity and credit facilities, the failure to comply with which would, except as otherwise provided, constitute an event of default with respect to the debt to which such provisions applied. If an event of default were to occur, the principal and accrued interest on the debt to which such event of default applied might and, in certain circumstances would, become due and payable immediately.

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

Note D - Short Term Borrowing

At December 31, 2004 and 2003, Con Edison and the Utilities had commercial paper programs totaling $950 million under which short-term borrowings are made at prevailing market rates. These programs are supported by revolving credit agreements with banks. At December 31, 2004, $56 million was outstanding under Con Edison’s $350 million program and $100 million was outstanding under Con Edison of New York’s $500 million program, both at a weighted average interest rate of 2.2 percent. There was no balance outstanding under O&R’s $100 million program. At December 31, 2003, $42 million was outstanding under Con Edison’s $350 million program, $99 million was outstanding under Con Edison of New York’s $500 million program, and $15 million was outstanding under O&R’s $100 million program, all at a weighted average interest rate of 1.0 percent. The Utilities change the amount of their programs from time to time, subject to FERC-authorized limits of $1 billion for Con Edison of New York and $150 million for O&R.

Bank commitments under the revolving credit agreements total $950 million, of which $388 million and $563 million expire in November 2005 and November 2006, respectively. The commitments may also terminate upon a change of control of Con Edison, and borrowings under the agreements are subject to certain conditions, including that the ratio (calculated in accordance with the agreements) of debt to total capital of the borrower not at any time exceed 0.65 to 1. At December 31, 2004, this ratio was 0.50 to 1 for Con Edison, 0.48 to 1 for Con Edison of New York and 0.47 to 1 for O&R. Borrowings under the agreements are not subject to maintenance of credit rating levels or the absence of a material adverse change with respect to the Companies. The fees charged the Companies for the revolving credit facilities and borrowings under the agreements reflect their respective credit ratings. The amount that can be borrowed by the Companies under the agreements is reduced by the amount of letters of credit issued under the agreements. At December 31, 2004, $22 million of letters of credit were outstanding under the agreements.

NOTES TO THE FINANCIAL STATEMENTS — CONTINUED

See Note U for information about short-term borrowing between related parties, which the FERC has authorized.

Note E – Pension Benefits

Con Edison maintains a tax-qualified, non-contributory pension plan that covers substantially all employees of Con Edison of New York and O&R and certain employees of other Con Edison subsidiaries. The plan is designed to comply with the Internal Revenue Code and the Employee Retirement Income Security Act of 1974.

Investment gains and losses are fully recognized in expense over a 15-year period. Other actuarial gains and losses are fully recognized in expense over a 10-year period. This amortization is in accordance with the Statement of Policy issued by the PSC and is permitted under SFAS No. 87, “Employers’ Accounting for Pensions,” which provides a “corridor method” for moderating the effect of investment gains and losses on pension expense, or alternatively, allows for any systematic method of amortization of unrecognized gains and losses that is faster than the corridor method and is applied consistently to both gains and losses.

Consistent with the provisions of SFAS No. 71 and its rate agreements, O&R defers for future recovery any difference between expenses recognized under SFAS No. 87 and the current rate allowance for its New York operations. Effective October 1, 2004, Con Edison of New York, in accordance with the new gas and steam rate plans, began deferring any difference between expenses recognized under SFAS No. 87 and the current rate allowance for its gas and steam operations. Con Edison of New York’s pending electric rate plan includes a similar provision to reconcile such expenses allocable to electric operations. See Note B.

Con Edison uses a measurement date of December 31 for its pension plan.

NOTES TO THE FINANCIAL STATEMENTS — CONTINUED

Net Periodic Benefit Cost

The components of the Companies’ net periodic benefit costs for 2004, 2003 and 2002 were as follows:

	Con Edison			Con Edison of New York			O&R
(Millions of Dollars)	2004	2003	2002	2004	2003	2002	2004	2003	2002
Service cost—including administrative expenses	$105	$102	$94	$97	$95	$88	$8	$7	$6
Interest cost on projected benefit obligation	414	420	440	388	393	412	26	27	28
Expected return on plan assets	(652)	(654)	(685)	(629)	(631)	(660)	(23)	(23)	(25)
Amortization of net actuarial (gain)/loss	(38)	(95)	(173)	(50)	(104)	(179)	12	9	6
Amortization of prior service costs	12	15	14	11	14	14	1	1	-
Amortization of transition (asset)/obligation	-	-	(1)	-	-	(1)	-	-	-

NET PERIODIC BENEFIT COST	$(159)	$(212)	$(311)	$(183)	$(233)	$(326)	$24	$21	$15
Amortization of regulatory asset*	4	4	4	4	4	4	-	-	-

TOTAL PERIODIC BENEFIT COST	$(155)	$(208)	$(307)	$(179)	$(229)	$(322)	$24	$21	$15
Cost capitalized	45	60	61	51	65	64	(6)	(5)	(3)
Cost deferred	1	(9)	(10)	2	-	-	(1)	(9)	(10)

Cost (credited)/charged to operating expenses	$(109)	$(157)	$(256)	$(126)	$(164)	$(258)	$17	$7	$2

*	Relates to increases in Con Edison of New York’s pension obligations of $33 million from a 1993 special retirement program and $45 million from a 1999 special retirement program.

NOTES TO THE FINANCIAL STATEMENTS — CONTINUED

Funded Status

The funded status at December 31, 2004, 2003 and 2002 was as follows:

	Con Edison			Con Edison of New York			O&R
(Millions of Dollars)	2004	2003	2002	2004	2003	2002	2004	2003	2002
CHANGE IN PROJECTED BENEFIT OBLIGATION
Projected benefit obligation at beginning of year	$6,695	$6,434	$5,904	$6,267 *	$6,030	$5,530	$425	$404	$374
Service cost—excluding administrative expenses	104	101	92	96	94	86	8	7	6
Interest cost on projected benefit obligation	414	420	440	388	393	412	26	27	28
Plan amendments	32	-	-	22	-	-	10	-	-
Net actuarial loss	400	54	300	373	43	283	26	11	17
Benefits paid	(330)	(314)	(302)	(306)	(290)	(281)	(24)	(24)	(21)

PROJECTED BENEFIT OBLIGATION AT END OF YEAR	$7,315	$6,695	$6,434	$6,840	$6,270	$6,030	$471	$425	$404

CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year	$6,710	$5,760	$6,633	$6,474	$5,563	$6,397	$236	$197	$236
Actual return on plan assets	872	1,261	(552)	840	1,218	(533)	32	43	(19)
Employer contributions	28	22	4	2	2	2	24	20	2
Benefits paid	(330)	(313)	(302)	(306)	(290)	(281)	(24)	(23)	(21)
Administrative expenses	(26)	(20)	(23)	(25)	(19)	(22)	(1)	(1)	(1)

FAIR VALUE OF PLAN ASSETS AT END OF YEAR	$7,254	$6,710	$5,760	$6,985	$6,474	$5,563	$267	$236	$197

Funded status	$(61)	$15	$(674)	$145	$204	$(467)	$(204)	$(189)	$(207)
Unrecognized net loss/(gain)	1,351	1,108	1,548	1,217	981	1,403	133	127	145
Unrecognized prior service costs	87	67	81	73	63	77	13	4	4

NET PREPAID (ACCRUED) BENEFIT COST	$1,377	$1,190	$955	$1,435	$1,248	$1,013	$(58)	$(58)	$(58)

ACCUMULATED BENEFIT OBLIGATION	$6,582	$5,998	$5,656	$6,127	$5,591	$5,269	$452	$407	$387

*	Certain unregulated subsidiaries had previously been included with the Con Edison of New York balance.

The amounts recognized in the consolidated balance sheet at December 31, 2004 and 2003 were as follows:

	Con Edison		Con Edison of New York		O&R
(Millions of Dollars)	2004	2003	2004	2003	2004	2003
Prepaid pension cost	$1,442	$1,257	$1,442	$1,257	$-	$-
Accrued benefit cost	(58)	(58)	-	-	(58)	(58)
Additional minimum pension liability	(12)	(11)	(11)	(10)	(1)	(1)
Accumulated other comprehensive income	12	11	11	10	1	1
1993 special retirement program	(7)	(9)	(7)	(9)	-	-

Net prepaid (accrued) benefit cost	$1,377	$1,190	$1,435	$1,248	$(58)	$(58)

NOTES TO THE FINANCIAL STATEMENTS — CONTINUED

Assumptions

The actuarial assumptions were as follows:

	2004	2003	2002
Weighted-average assumptions used to determine benefit obligations at December 31:
Discount rate	5.90%	6.30%	6.75%
Rate of compensation increase
– Con Edison of New York	4.00%	4.00%	4.30%
– O&R	4.00%	4.00%	4.15%

Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31:
Discount rate	6.30%	6.75%	7.50%
Expected return on plan assets	8.80%	8.80%	9.20%
Rate of compensation increase
– Con Edison of New York	4.00%	4.30%	4.30%
– O&R	4.00%	4.15%	4.15%

The expected return assumption reflects anticipated returns on the plan’s current and future assets. The Companies use historical investment data as well as the plan’s target asset class and investment management mix to determine the expected return on plan assets. This analysis incorporates such factors as real return, inflation, and expected investment manager performance for each broad asset class applicable to the plan. Historical plan performance and peer data are also reviewed to check for reasonability and appropriateness.

Expected Benefit Payments

Based on current assumptions, the Companies expect to make the following benefit payments over the next ten years:

(Millions of Dollars)	2005	2006	2007	2008	2009	2010-2014
Con Edison	$352	$370	$389	$410	$429	$2,463
Con Edison of New York	327	344	362	381	399	2,290
O & R	25	26	27	29	30	171

Expected Contributions

Based on current estimates, the Companies are not required under funding regulations and laws to make any contributions to the pension plan during 2005. Con Edison and O&R expect to make discretionary contributions of $29 million and $28 million, respectively, in 2005. Con Edison of New York does not expect to make any contributions in 2005.

NOTES TO THE FINANCIAL STATEMENTS — CONTINUED

Plan Assets

The asset allocations for the pension plan at the end of 2004, 2003 and 2002, and the target allocation for 2005 are as follows:

	Target Allocation		Plan Assets at December 31,
ASSET CATEGORY	2005	2004	2003	2002
Equity Securities	65%	67%	64%	54%
Debt Securities	30%	28%	32%	42%
Real Estate	5%	5%	4%	4%

Total	100%	100%	100%	100%

Con Edison has established a pension trust for the investment of assets to be used for the exclusive purpose of providing retirement benefits to participants and beneficiaries.

Pursuant to resolutions adopted by Con Edison’s Board of Directors, the Management Development and Compensation Committee of the Board of Directors (the Committee) has general oversight responsibility for Con Edison’s pension and other employee benefit plans. The plans’ Named Fiduciaries have been granted the authority to control and manage the operation and administration of the plans, including overall responsibility for the investment of assets in the trust and the power to appoint and terminate investment managers. The Named Fiduciaries consist of Con Edison’s chief executive, chief financial and chief accounting officers and others the Board of Directors may appoint in addition to or in place of the designated Named Fiduciaries.

The investment objective for the pension trust is to maximize the long-term total return on the trust assets within a prudent level of risk. The investment strategy implements the objectives of the pension trust by diversifying its funds across asset classes, investment styles and fund managers. The target asset allocation is reviewed periodically based on asset/liability studies and may be modified as appropriate. The target asset allocation for 2005 reflects the results of such a study conducted in 2003.

Individual managers operate under written guidelines provided by Con Edison, which cover such areas as investment objectives, performance measurement, permissible investments, investment restrictions, trading and execution, and communication and reporting requirements. Manager performance, total fund performance, and compliance with asset allocation guidelines are monitored on an ongoing basis, and reviewed by the Named Fiduciaries and reported to the Committee on a regular basis. Changes in fund managers and rebalancing of the portfolio are undertaken as appropriate. The Named Fiduciaries approve such changes, which are also reported to the Committee.

NOTES TO THE FINANCIAL STATEMENTS — CONTINUED

The Companies also offer a defined contribution savings plan that covers substantially all employees and made contributions to the plan as follows:

	For the Years Ended December 31,
(Millions of Dollars)	2004	2003	2002
Con Edison	$19	$18	$17
Con Edison of New York	17	17	16
O&R	2	1	1

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

For O&R, plan assets are used to pay benefits and expenses for participants who retired on or after January 1, 1995. Plan assets include amounts owed by the plan trust to O&R for such payments of $1 million in 2004, 2003 and 2002. O&R pays benefits for other participants who retired prior to 1995.

Consistent with the provisions of SFAS No. 71, O&R defers for future recovery any difference between expenses recognized under SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” and the current rate allowance for its Pennsylvania and New York operations. Effective October 1, 2004, Con Edison of New York began deferring any difference between expenses recognized under SFAS No. 106 and the current rate allowance for its gas and steam operations. Con Edison of New York’s pending electric rate plan includes a similar provision to reconcile such expenses allocable to electric operations. See Note B.

Con Edison uses a measurement date of December 31 for its other postretirement benefit plans.

NOTES TO THE FINANCIAL STATEMENTS — CONTINUED

Net Periodic Benefit Cost

The components of the Companies’ net periodic postretirement benefit costs for 2004, 2003 and 2002 were as follows:

	Con Edison			Con Edison of New York			O&R
(Millions of Dollars)	2004	2003	2002	2004	2003	2002	2004	2003	2002
Service cost	$11	$10	$10	$8	$8	$8	$3	$2	$2
Interest cost on accumulated other postretirement benefit obligation	74	82	88	66	73	80	8	9	8
Expected return on plan assets	(79)	(78)	(80)	(74)	(74)	(76)	(5)	(4)	(4)
Amortization of net actuarial loss	40	46	24	35	41	21	5	5	3
Amortization of prior service cost	(15)	(16)	-	(15)	(15)	-	-	(1)	-
Amortization of transition obligation	4	4	5	4	4	5	-	-	-

NET PERIODIC POSTRETIREMENT BENEFIT COST	$35	$48	$47	$24	$37	$38	$11	$11	$9
Cost capitalized	(10)	(15)	(10)	(7)	(11)	(9)	(3)	(4)	(1)
Cost deferred	11	(3)	(4)	12	-	-	(1)	(3)	(4)

Cost charged to operating expenses	$36	$30	$33	$29	$26	$29	$7	$4	$4

NOTES TO THE FINANCIAL STATEMENTS — CONTINUED

Funded Status

The funded status of the programs at December 31, 2004, 2003 and 2002 was as follows:

	Con Edison			Con Edison of New York			O&R
(Millions of Dollars)	2004	2003	2002	2004	2003	2002	2004	2003	2002
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year	$1,238	$1,248	$1,351	$1,107 *	$1,116	$1,249	$131	$132	$102
Service cost	11	10	10	8	8	8	3	2	2
Interest cost on accumulated postretirement benefit obligation	74	82	88	66	73	80	8	9	8
Plan amendments	-	-	(306)	-	-	(306)	-	-	-
Net actuarial loss	117	99	178	91	89	151	25	10	27
Benefits paid and administrative expenses	(102)	(91)	(89)	(92)	(83)	(82)	(10)	(8)	(7)
Participant contributions	19	18	15	19	18	15	-	-	-
Medicare prescription subsidy	(42)	(128)	-	(42)	(114)	-	-	(14)	-

BENEFIT OBLIGATION AT END OF YEAR	$1,315	$1,238	$1,247	$1,157	$1,107	$1,115	$157	$131	$132

CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year	$839	$717	$804	$790	$674	$763	$49	$43	$41
Actual return on plan assets	91	145	(61)	87	143	(61)	4	2	-
Employer contributions	31	46	45	22	38	39	8	8	6
Participant contributions	19	18	16	19	18	16	-	-	-
Benefits paid	(98)	(87)	(82)	(92)	(83)	(78)	(6)	(4)	(4)
Administrative expenses	-	-	(5)	-	-	(5)	-	-	-

FAIR VALUE OF PLAN ASSETS AT END OF YEAR	$882	$839	$717	$826	$790	$674	$55	$49	$43

Funded status	$(433)	$(399)	$(530)	$(331)	$(317)	$(441)	$(102)	$(82)	$(89)
Unrecognized net loss	386	363	506	322	319	455	64	44	51
Unrecognized prior service costs	(119)	(133)	(148)	(118)	(132)	(147)	(1)	(1)	(1)
Unrecognized net transition liability at January 1, 1993**	29	33	36	29	33	36	-	-	-

ACCRUED POSTRETIREMENT BENEFIT COST	$(137)	$(136)	$(136)	$(98)	$(97)	$(97)	$(39)	$(39)	$(39)

*	Certain unregulated subsidiaries had previously been included with the Con Edison of New York balance.
**	Being amortized over a period of 20 years and reduced by an additional amount in 2002 due to plan amendments.

Assumptions

The actuarial assumptions were as follows:

	2004	2003	2002
Weighted-average assumptions used to determine benefit obligations at December 31:
Discount Rate	5.90%	6.30%	6.75%

Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31:
Discount Rate	6.30%	6.75%	7.50%
Expected Return on Plan Assets
Tax-Exempt Assets	8.80%	8.80%	9.20%
Taxable Assets
Con Edison of New York	7.80%	7.80%	8.20%
O&R	8.30%	8.30%	8.70%

NOTES TO THE FINANCIAL STATEMENTS — CONTINUED

Refer to Note E for descriptions of the basis for determining the expected return on assets and investment policies and strategies.

The health care cost trend rate used to determine net periodic benefit cost for the year ended December 31, 2004, is based on the 2003 assumption of 9.00%, which was assumed to decrease gradually to 4.50% for 2009 and remain at that level thereafter. The health care cost trend rate used to determine benefit obligations at December 31, 2004 was changed to 10.00%. This rate is assumed to decrease gradually to 4.50% for 2011 and remain at that level thereafter.

A one-percentage point change in the assumed health care cost trend rate would have the following effects at December 31, 2004:

	Con Edison		Con Edison of New York 1-Percentage-Point		O&R
(Millions of Dollars)	Increase	Decrease	Increase	Decrease	Increase	Decrease
Effect on accumulated other postretirement benefit obligation	$120	$108	$105	$95	$15	$13
Effect on service cost and interest cost components for 2004	9	8	8	7	1	1

Expected Benefit Payments

Based on current assumptions, the Companies estimate the following benefit payments over the next ten years:

(Millions of Dollars)	2005	2006	2007	2008	2009	2010-2014
GROSS BENEFIT PAYMENTS
Con Edison of New York	$75	$82	$89	$90	$93	$497
O & R	9	10	10	11	12	66
Unregulated subsidiaries	-	-	-	-	-	-

Con Edison	$84	$92	$99	$101	$105	$563

MEDICARE PRESCRIPTION SUBSIDY RECEIPTS
Con Edison of New York	$-	$7	$7	$8	$9	$52
O & R	-	1	1	1	1	6
Unregulated subsidiaries	-	-	-	-	-	-

Con Edison	$-	$8	$8	$9	$10	$58

Expected Contributions

Based on current estimates, Con Edison, Con Edison of New York and O&R expect to make contributions of $46 million, $36 million and $10 million, respectively, to the other postretirement benefit plans in 2005.

NOTES TO THE FINANCIAL STATEMENTS — CONTINUED

Plan Assets

The asset allocations for Con Edison of New York’s other postretirement benefit plans at the end of 2004, 2003 and 2002, and the target allocation for 2005 are as follows:

	Target Allocation	Plan Assets at December 31,
ASSET CATEGORY	2005	2004	2003	2002
Equity Securities	65%	66%	62%	55%
Debt Securities	35%	34%	38%	45%

Total	100%	100%	100%	100%

The asset allocation for O&R’s other postretirement benefit plans at the end of 2004 was 63% in equity securities and 37% in debt. For 2003 and 2002, the allocation was approximately 90% in debt and 10% in equity. O&R’s target asset allocation for 2005 is 65% in equity and 35% in debt.

Con Edison has established postretirement health and life insurance benefit plan trusts for the investment of assets to be used for the exclusive purpose of providing other postretirement benefits to participants and beneficiaries.

Refer to Note E for a discussion of Con Edison’s investment policy for its benefit plans.

Effect of Medicare Prescription Subsidy

In December 2003, President Bush signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003. FASB Staff Position (FSP) No. FAS 106-2, issued by the FASB in May 2004, provides accounting and disclosure requirements relating to the Act. The Companies’ actuaries have determined that each prescription drug plan provides a benefit that is at least actuarially equivalent to the Medicare prescription drug plan and projections indicate that this will be the case for 20 years; therefore, the Companies are eligible to receive the benefit. When the plans’ benefits are no longer actuarially equivalent to the Medicare plan, 25% of the retirees in each plan are assumed to begin to decline participation in the Companies’ prescription programs.

To reflect the effect of the Act on the plans, the accumulated postretirement benefit obligations were reduced for Con Edison, Con Edison of New York and O&R by $160 million, $139 million and $21 million, respectively, as of December 31, 2004. The 2004 postretirement benefit costs were reduced by $29 million for Con Edison, $26 million for Con Edison of New York and $3 million for O&R. The Companies will recognize the 28% subsidy (reflected as an unrecognized net gain to each plan) as an offset to plan costs. The 28% subsidy is expected to reduce prescription drug plan costs by about 25% starting in 2006.

NOTES TO THE FINANCIAL STATEMENTS — CONTINUED

Note G – Environmental Matters

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

For the year ended December 31, 2004, Con Edison of New York and O&R incurred approximately $44 million and $3 million, respectively, for environmental remediation costs. Insurance recoveries of $36 million were received by Con Edison of New York, $35 million of which reduced related regulatory assets, with the remainder credited to expense. For the year ended December 31, 2003, Con Edison of New York and O&R incurred approximately $21 million and $5 million, respectively, for environmental remediation costs. No insurance recoveries were received. For the year ended December 31, 2002, Con Edison of New York and O&R incurred approximately $22 million and $2 million, respectively, for environmental remediation costs, and O&R received insurance recoveries of $7 million.

NOTES TO THE FINANCIAL STATEMENTS — CONTINUED

The accrued liabilities and regulatory assets related to Superfund Sites for each of the Companies at December 31, 2004 and December 31, 2003 were as follows:

	Con Edison		Con Edison of New York		O&R
(Millions of Dollars)	2004	2003	2004	2003	2004	2003
Accrued Liabilities:
Manufactured gas plant sites	$148	$145	$92	$106	$56	$39
Other Superfund Sites	50	48	49	47	1	1

Total	$198	$193	$141	$153	$57	$40

Regulatory assets	$165	$155	$106	$116	$59	$39

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

Con Edison of New York estimated in 2002 that for its manufactured gas sites, many of which had not been investigated, its aggregate undiscounted potential liability for the investigation and remediation of coal tar and/or other manufactured gas plant-related environmental contaminants could range from approximately $65 million to $1.1 billion. O&R estimated in 2004 that for its manufactured gas sites, each of which has been investigated, the aggregate undiscounted potential liability for the remediation of such contaminants could range from approximately $31 million to $87 million. These estimates were based on the assumption that there is contamination at each of the Utilities’ sites and additional assumptions regarding the extent of contamination and the type and extent of remediation that may be required. Actual experience may be materially different.

Asbestos Proceedings

Suits have been brought in New York State and federal courts against the Utilities and many other defendants, wherein a large number of plaintiffs sought large amounts of compensatory and punitive damages for deaths and injuries allegedly caused by exposure to asbestos at various premises of the Utilities. The suits that have been resolved, which are many, have been resolved without any payment by the Utilities, or for amounts that were not, in the aggregate, material to them. The amounts specified in all the remaining thousands of suits total billions of dollars but the Companies believe that these amounts are greatly exaggerated, as experienced through the disposition of previous claims. Con Edison of New York estimated in 2004 that its aggregate undiscounted potential liability for these suits and additional such suits that may be brought over the next 15 years is $25 million. The estimate was based upon a combination of modeling, historical data analysis and risk factor assessment. Actual experience may be materially different.

NOTES TO THE FINANCIAL STATEMENTS — CONTINUED

In addition, certain current and former employees have claimed or are claiming workers’ compensation benefits based on alleged disability from exposure to asbestos. Con Edison of New York is permitted under its current rate agreements to defer as regulatory assets (for subsequent recovery through rates) liabilities incurred for its asbestos lawsuits and workers’ compensation claims. O&R defers as regulatory assets (for subsequent recovery through rates) liabilities incurred for asbestos claims by employees and third-party contractors relating to its divested generating plants.

The accrued liability for asbestos suits and workers’ compensation proceedings (including those related to asbestos exposure) and the amounts deferred as regulatory assets for each of the Companies at December 31, 2004 and December 31, 2003 were as follows:

	Con Edison		Con Edison of New York		O&R
(Millions of Dollars)	2004	2003	2004	2003	2004	2003
Accrued liability – asbestos suits	$26	$39	$25	$38	$1	$1
Regulatory assets – asbestos suits	$26	$39	$25	$38	$1	$1

Accrued liability – workers’ compensation	$122	$126	$119	$122	$3	$4
Regulatory assets – workers’ compensation	$48	$51	$48	$51	$-	$-

Note H - Impairment of Long-Lived Assets

In 2004, Con Edison’s long-lived assets were tested for impairment, where required, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and Accounting Principles Board (APB) Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock,” and no impairment was identified.

In 2003, Con Edison Development recorded a total pre-tax impairment charge of $18 million, related to two combustion turbines and an equity investment in a 42 MW electric generating plant in Guatemala. Estimated fair values were determined based upon market prices of comparable assets.

In 2004, Con Edison Development decided to sell the two combustion turbines. In accordance with SFAS No. 144, these assets were classified as “held for sale” and are included at fair value of $18 million under non-utility plant on Con Edison’s consolidated balance sheet.

See Note W for information about the impairment of Con Edison Communications’ assets recorded in 2003.

Note I - Non-Utility Generators and Other Purchase Power Agreements

The Utilities have long-term purchase power agreements (PPAs) with non-utility generators (NUGs) and others for generating capacity. Assuming performance by the parties to the PPAs, the Utilities are obligated over the terms of the PPAs (which extend for various periods, up to 2036) to make capacity and other fixed payments.

NOTES TO THE FINANCIAL STATEMENTS — CONTINUED

For the years 2005 through 2009, the capacity and other fixed payments under the contracts are estimated to be as follows:

(Millions of Dollars)	2005	2006	2007	2008	2009
Con Edison	$470	$493	$512	$514	$516
Con Edison of New York	452	488	508	511	516
O&R	18	5	4	3	-

Such payments gradually increase to approximately $528 million in 2013, and thereafter decline significantly. For energy delivered under most of these PPAs, the Utilities are obligated to pay variable prices that are estimated to be generally lower than expected market levels. In addition, for energy delivered under one of the contracts (for 20 MW), O&R is obligated to pay variable prices that are currently estimated to be above market levels.

At December 31, 2004, the aggregate capacity produced under the PPAs was approximately 3,100 MW, including capacity from the approximately 1,000 MW nuclear generating unit that Con Edison of New York sold in 2001. For the calendar years 2005 and 2006, the owner of that facility will provide the company with 1,000 MW of electric generating capacity, at fixed prices. The commitment will decrease to 650 MW, 350 MW and 0 MW of electric generating capacity, in 2007, 2008 and 2009, respectively. Additionally, the PPAs include 500 MW of energy and capacity that the company agreed to purchase annually for 10 years from a plant in Queens County, New York that is scheduled to begin operation in 2006.

Under the terms of its electric rate plans, Con Edison of New York recovers in rates the charges it incurs under these PPAs. The 2000 Electric Rate Agreement provides specifically that, after March 31, 2005, Con Edison of New York will be given a reasonable opportunity to recover, through a non-bypassable charge to customers, the amount, if any, by which the actual costs of its purchases under these PPAs exceed market value. Such recoveries would continue under the new electric rate plan, subject to PSC approval. See Note B. O&R recovers costs under its NUG contracts pursuant to rate provisions approved by the state public utility regulatory authority having jurisdiction.

Note J – Collection Agent Termination

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

NOTES TO THE FINANCIAL STATEMENTS — CONTINUED

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

Note K – Leases

Con Edison’s subsidiaries lease electric generating and gas distribution facilities, other electric transmission and distribution facilities, office buildings and equipment. In accordance with SFAS No. 13, these leases are classified as either capital leases or operating leases. Most of the operating leases provide the option to renew at the fair rental value for future periods. Generally, it is expected that leases will be renewed or replaced in the normal course of business.

Capital leases: For ratemaking purposes capital leases are treated as operating leases; therefore, in accordance with SFAS No. 71, the amortization of the leased asset is based on the rental payments recovered through rates. The following assets under capital leases are included in the accompanying consolidated balance sheet at December 31, 2004 and 2003:

	Con Edison		Con Edison of New York
(Millions of Dollars)	2004	2003	2004	2003
UTILITY PLANT
Transmission	$16	$17	$10	$11
Common	26	28	26	28

TOTAL	$42	$45	$36	$39

The accumulated amortization of the capital leases for Con Edison and Con Edison of New York was $35 million and $32 million as of December 31, 2004 and 2003, respectively.

The future minimum lease commitments for the above assets, which are included as liabilities in the accompanying consolidated balance sheet at December 31, 2004 and 2003, are as follows:

(Millions of Dollars)	Con Edison	Con Edison of New York
2005	$7	$7
2006	7	7
2007	7	7
2008	8	8
2009	8	8
All years thereafter	20	20

Total	57	57
Less: amount representing interest	21	21

Present value of net minimum lease payment	$36	$36

NOTES TO THE FINANCIAL STATEMENTS — CONTINUED

In 2004, Con Edison Development paid $6 million to terminate its future minimum lease commitments with respect to its 330 MW electric generating facility, Ocean Peaking Power, located in Lakewood (NJ).

Consolidated Edison Company of New York subleases one of its capital leases. The minimum rental to be received in the future under the non-cancelable sublease is $29 million.

Operating leases: The future minimum lease commitments under Con Edison’s non-cancelable operating lease agreements, excluding the lease on the Newington plant, which is discussed below, are as follows:

(Millions of Dollars)	Con Edison	Con Edison of New York	O&R
2005	$51	$41	$2
2006	15	6	2
2007	13	5	2
2008	12	5	2
2009	10	5	2
All years thereafter	40	14	15

Total	$141	$76	$25

In 1997 and 1999, Con Edison Development entered into two transactions, involving gas distribution and electric generating facilities in the Netherlands, in which it leased property and then immediately subleased it back to the lessor (termed “Lease In/Lease Out,” or LILO transactions). The transactions were financed with $93 million of equity and $166 million of non-recourse, long-term debt secured by the underlying assets. In accordance with SFAS No. 13, Con Edison is accounting for the two LILO transactions as leveraged leases. Accordingly, the company’s investment in these leases, net of deferred taxes, is carried as a single amount in Con Edison’s consolidated balance sheet and income is recognized pursuant to a method that incorporates a level rate of return for those years when net investment in the lease is positive, based upon the after-tax cash flows projected at the inception of the leveraged leases. At December 31, 2004 and 2003, the company’s investment in these leveraged leases ($215 million and $202 million, respectively), net of deferred tax liabilities ($165 million and $142 million, respectively), amounted to $50 million and $60 million, respectively. The estimated total tax benefits from the two LILO transactions during the tax years 1997 through 2004, in the aggregate, was $119 million. On audit of Con Edison’s tax return for 1997, the Internal Revenue Service proposed that the tax losses in connection with the 1997 LILO transaction be disallowed. In a recent meeting, the FASB tentatively decided that a change in the amount or timing of the tax benefits that are realized by a lessor in a leveraged lease should result in a recalculation of the leveraged lease with any change in the recalculated net investment recognized as a gain or loss currently.

Con Edison believes that its LILO’s were correctly reported in its tax returns and is currently appealing the proposed disallowance within the Internal Revenue Service. If the amount or the timing of the tax benefits anticipated to be realized by Con Edison from the LILO transactions were to be altered in

NOTES TO THE FINANCIAL STATEMENTS — CONTINUED

connection with either a settlement with the Internal Revenue Service or a final decision of a Court of competent jurisdiction, the company could be required to recalculate the LILO’s, which could result in a charge to earnings that could have a material adverse effect on its results of operations.

In November 2000, a Con Edison Development subsidiary entered into an operating lease arrangement with a limited partnership to finance construction of a 525 MW gas-fired electric generating facility in Newington, NH (Newington plant). In 2003, Con Edison consolidated the Newington plant pursuant to the adoption of FIN 46R. See Note T.

Future minimum rental payments under the Newington plant operating lease are as follows:

(Millions of Dollars)
2005	$33.3
2006	33.3
2007	33.3
2008	33.3
2009	33.3
All years thereafter	16.6

Total	$183.1

Note L - Goodwill and Intangible Assets

In 2002, the Companies adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 provides that goodwill (i.e., the excess of cost over fair value of the net assets of a business acquired) and intangible assets with indefinite useful lives will no longer be amortized, but instead be tested for impairment at least annually. Other intangible assets will continue to be amortized over their finite useful lives.

In 2002, Con Edison recognized a loss of $34 million ($20 million after tax) as an offset to goodwill recorded by Con Edison Development relating to certain of its generation assets.

In 2004 and 2003, Con Edison completed impairment tests for its goodwill of $406 million related to the O&R merger, and determined that it was not impaired. For the impairment test, $245 million of the goodwill is allocated to Con Edison of New York and $161 million is allocated to O&R.

Con Edison’s intangible assets consist of the following:

	December 31, 2004			December 31, 2003
(Millions of Dollars)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Purchase power agreement of an unregulated subsidiary	$112	$13	$99	$112	$3	$109
Other	3	2	1	3	1	2

Total	$115	$15	100	$115	$4	$111

NOTES TO THE FINANCIAL STATEMENTS — CONTINUED

The purchase power agreement was written up to its fair value of $112 million in 2003 upon implementation of new FASB guidance on derivatives (Derivatives Implementation Group Issue C20), and is being amortized over its remaining useful life of 11 years. Also, in accordance with this guidance, in 2003, Con Edison repriced to fair value certain power sales contracts at Con Edison Development. The cumulative effect of this change in accounting principle was an increase to net income of $8 million. The amortization expense was $11 million and $6 million for the years ended December 31, 2004 and 2003, respectively, and is expected to be $11 million annually for the years 2005-2009.

Note M – Income Tax

The components of income tax are as follows:

	Con Edison			Con Edison of New York			O&R
(Millions of Dollars)	2004	2003	2002	2004	2003	2002	2004	2003	2002
Charge/(benefit) to operations:
State
Current	$32	$18	$5	$39	$33	$(2)	$3	$-	$1
Deferred - net	30	72	97	30	56	87	(8)	9	3
Federal
Current	(102)	(80)	96	(76)	(36)	92	7	(7)	16
Deferred - net	338	395	218	293	325	183	15	32	5
Amortization of investment tax credit	(6)	(6)	(6)	(6)	(6)	(6)	-	-	-

TOTAL CHARGE TO OPERATIONS	292	399	410	280	372	354	17	34	25

Charge/(benefit) to other income:
State
Current	(8)	(2)	(3)	(2)	(1)	(2)	-	-	-
Deferred - net	4	5	(1)	5	4	(1)	-	-	-
Federal
Current	(12)	(10)	(13)	-	(6)	(5)	-	-	-
Deferred - net	(4)	(2)	(1)	(5)	(2)	-	-	-	-
Amortization of investment tax credit	-	-	(4)	-	-	(4)	-	-	-

TOTAL BENEFIT TO OTHER INCOME	(20)	(9)	(22)	(2)	(5)	(12)	-	-	-

TOTAL	$272	$390	$388	$278	$367	$342	$17	$34	$25

NOTES TO THE FINANCIAL STATEMENTS — CONTINUED

The tax effect of temporary differences, which gave rise to deferred tax assets and liabilities, is as follows:

	Con Edison		Con Edison of New York		O&R
(Millions of Dollars)	2004	2003	2004	2003	2004	2003
Depreciation	$1,938	$1,629	$1,777	$1,493	$108	$98
Regulatory asset - future income tax	762	629	715	589	47	40
State income tax	331	244	272	187	10	17
Capitalized overheads	443	373	413	344	30	29
Other	153	192	75	142	(2)	(6)

NET LIABILITIES	3,627	3,067	3,252	2,755	193	178
INVESTMENT TAX CREDITS	99	105	94	100	5	5

DEFERRED INCOME TAXES AND INVESTMENT TAX CREDITS	$3,726	$3,172	$3,346	$2,855	$198	$183

Reconciliation of the difference between income tax expense and the amount computed by applying the prevailing statutory income tax rate to income before income taxes is as follows:

	Con Edison			Con Edison of New York			O&R
(% of Pre-tax income)	2004	2003	2002	2004	2003	2002	2004	2003	2002
STATUTORY TAX RATE
Federal	35%	35%	35%	35%	35%	35%	35%	35%	35%
Changes in computed taxes resulting from:
State income tax	5	6	5	6	6	6	(5)	7	4
Depreciation related differences	3	3	3	3	3	4	-	1	1
Cost of removal	(6)	(5)	(4)	(6)	(5)	(5)	(2)	(1)	(2)
Amortization of taxes associated with divested assets	-	-	-	-	-	-	-	-	(1)
Other	(4)	(1)	(3)	(4)	(1)	(4)	(1)	1	(2)

Effective Tax Rate	33%	38%	36%	34%	38%	36%	27%	43%	35%

On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the “Act”). The Act provides a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010. The company has not completed its review of this provision of the Act, however, it expects the phase-in of this new deduction to result in an immaterial change in the effective tax rate due to ratemaking provisions, and based on our current earnings levels at our unregulated subsidiaries. Under the guidance in FASB Staff Position No. FAS 109-1, Application of FASB Statement No. 109, “Accounting for Income Taxes,” to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, the deduction will be treated as a “special deduction” as described in FASB Statement No. 109. As such, the special deduction has no effect on deferred tax assets and liabilities existing at the enactment date. Rather, the impact of this deduction will be reported in the period in which the deduction is claimed on a filed tax return.

NOTES TO THE FINANCIAL STATEMENTS — CONTINUED

Note N – Stock-Based Compensation

The Companies provide stock-based compensation in the form of stock options, restricted stock units and contributions to a stock purchase plan.

Stock Options

The Stock Option Plan (the 1996 Plan), which was approved by shareholders in 1996, provides for awards of stock options to officers and employees for up to 10 million shares of the common stock.

The Long Term Incentive Plan (LTIP), which was approved by shareholders in 2003, among other things, provides for awards of restricted stock units to officers, stock options to employees and deferred stock units to Con Edison’s non-officer directors for up to 10 million shares of common stock (of which not more than four million shares may be restricted stock or stock units).

Stock options generally vest over a three-year period and have a term of ten years. Options are granted at an exercise price equal to the fair market value of a common share when the option was granted. Upon exercise of a stock option, the option holder may receive Con Edison common shares, cash, or a combination of both.

See “Stock-Based Compensation” in Note A for an illustration of the effect on net income and earnings per share if the Companies had applied the fair value recognition provisions of SFAS No. 123 to their stock-based employee compensation. The weighted average fair values of options granted in 2004, 2003 and 2002 are $5.12, $4.30 and $6.37 per share, respectively. These values were estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2004	2003	2002
Risk-free interest rate	3.47%	3.35%	5.08%
Expected life	6 years	6 years	6 years
Expected stock volatility	20.63%	21.44%	21.43%
Expected dividend yield	5.16%	5.66%	5.22%

NOTES TO THE FINANCIAL STATEMENTS — CONTINUED

A summary of changes in the status of stock options awarded to officers and employees of the Companies as of December 31, 2004, 2003 and 2002 is as follows:

	Con Edison		Con Edison of New York		O&R
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at 12/31/01	5,754,650	$38.157	5,346,450	$38.215	174,000	$35.547
Granted	1,584,350	42.510	1,349,850	42.510	113,000	42.510
Exercised	(413,899)	30.813	(413,199)	30.793	-	-
Forfeited	(127,450)	44.103	(116,950)	44.491	(2,000)	35.125

Outstanding at 12/31/02	6,797,651	39.506	6,166,151	39.532	285,000	38.311
Granted	1,621,700	39.639	1,346,700	39.704	113,000	39.505
Exercised	(692,175)	32.728	(660,425)	32.705	(9,500)	32.500
Forfeited	(110,000)	45.365	(99,000)	45.764	-	-

Outstanding at 12/31/03	7,617,176	40.065	6,753,426	40.142	388,500	38.800
Granted	1,333,400	43.771	1,073,700	43.765	101,500	43.753
Exercised	(943,142)	34.005	(880,175)	33.971	(24,000)	33.594
Forfeited	(198,250)	45.092	(187,700)	45.154	(1,000)	44.100

Outstanding at 12/31/04	7,809,184	$41.302	6,759,251	$41.381	465,000	$40.139

The following table summarizes stock options outstanding at December 31, 2004 for each plan year for the Companies:

		Con Edison			Con Edison of New York			O&R
Plan Year	Remaining Contractual Life	Options Outstanding	Weighted Average Exercise Price	Options Exercisable	Options Outstanding	Weighted Average Exercise Price	Options Exercisable	Options Outstanding	Weighted Average Exercise Price	Options Exercisable
2004	9	1,315,750	$43.772	-	1,059,700	$43.768	-	100,500	$43.750	-
2003	8	1,606,700	39.638	-	1,335,200	39.700	-	113,000	39.505	-
2002	7	1,553,350	42.510	-	1,322,350	42.510	-	113,000	42.510	-
2001	6	1,242,833	37.750	1,242,833	1,072,950	37.750	1,072,950	95,000	37.750	95,000
2000	5	427,300	32.500	427,300	356,600	32.500	356,600	43,500	32.500	43,500
1999	4	960,700	47.938	960,700	915,900	47.938	915,900	-	-	-
1998	3	576,450	42.563	576,450	570,450	42.563	570,450	-	-	-
1997	2	86,101	31.500	86,101	86,101	31.500	86,101	-	-	-
1996	1	40,000	27.875	40,000	40,000	27.875	40,000	-	-	-

Total		7,809,184		3,333,384	6,759,251		3,042,001	465,000		138,500

The exercise prices of options outstanding under the 2004 and 2003 plan years range from $43.06 to $44.10 and from $38.47 to $40.81, respectively. Options outstanding under prior plan years have exercise prices equal to the weighted average exercise prices stated above.

NOTES TO THE FINANCIAL STATEMENTS — CONTINUED

Restricted Stock Units

Restricted stock unit awards under the LTIP have been made as follows: (i) annual awards to officers under restricted stock unit agreements that provide for adjustment of the number of units (as described in the following paragraph); (ii) the directors’ deferred compensation plan; and (iii) a restricted stock unit agreement with an officer appointed in 2004. Each restricted stock unit represents the right to receive, upon vesting, one share of Con Edison common stock, the cash value of a share or a combination thereof.

The number of units in each annual restricted stock unit award under the LTIP is subject to adjustment as follows: (i) 50 percent of the units awarded will be multiplied by a factor that may range from 0 to 150 percent based on Con Edison’s total shareholder return relative to the Standard & Poor’s Electric Utilities Index during a specified performance period; and (ii) 50 percent of the units awarded will be multiplied by a factor that may range from 0 to 150 percent based on determinations made in connection with Con Edison of New York’s Executive Incentive Plan (or, for two officers, the O&R Annual Team Incentive Plan or goals relating to Con Edison’s unregulated subsidiaries). Units vest when the performance period ends. In 2004, Con Edison awarded 398,500 restricted stock units to certain officers and recognized compensation expense of $5 million for the portion of the awards for which the performance period ended December 31, 2004.

In June 2002, Con Edison terminated its Directors’ Retirement Plan applicable to non-officer directors (the termination is not applicable to directors who had previously retired from the board) and adopted a deferred stock compensation plan for these directors. Under this plan, directors were granted restricted stock units for accrued service. Beginning in 2004, awards under the deferred compensation plan are covered by the LTIP. Pursuant to APB No. 25, Con Edison is recognizing compensation expense and accruing a liability for these units. Each director receives 1,300 stock units for each year of service as a director. These stock units are deferred until the director’s termination of service. Directors may elect to receive dividend equivalents earned on stock units in cash payments.

The following table summarizes the expense recognized in relation to the non-officer director deferred stock compensation plan:

	Con Edison			Con Edison of New York			O&R
(Millions of Dollars)	2004	2003	2002	2004	2003	2002	2004	2003	2002
Compensation expense - Non-Officer Director Deferred Stock Compensation	$1	$1	$2	$1	$1	$2	$-	$-	$-

Pursuant to employment agreements, certain senior officers of Con Edison and its subsidiaries were granted restricted stock units, subject to the officers’ meeting the terms and conditions of the agreements. The units, each of which represents the right to receive one share of Con Edison common stock

NOTES TO THE FINANCIAL STATEMENTS — CONTINUED

and related dividends, vest over various periods through April 2009 or immediately upon the occurrence of certain events. The restricted stock units granted in 2004 were under the LTIP. Pursuant to APB No. 25, Con Edison is recognizing compensation expense and accruing a liability for the units over the vesting period. The following table summarizes restricted stock activity for the three years ended December 31, 2004:

Shares
Shares outstanding at 12/31/01	350,000
Granted	150,000
Redeemed	-

Shares outstanding at 12/31/02	500,000

Granted	-
Redeemed	(25,000)

Shares outstanding at 12/31/03	475,000

Granted	30,000
Redeemed	(195,000)

Shares outstanding at 12/31/04	310,000

The following table summarizes the expense recognized in relation to the restricted stock units:

	Con Edison			Con Edison of New York			O&R
(Millions of Dollars)	2004	2003	2002	2004	2003	2002	2004	2003	2002
Compensation expense – restricted stock	$6	$5	$4	$4	$4	$4	$1	$1	$-

Stock Purchase Plan

The Stock Purchase Plan, which was approved by shareholders in 2004, provides for the Companies, except O&R, to contribute $1 for each $9 invested by their directors, officers or employees to purchase Con Edison common stock under the plan. Eligible participants may invest up to $25,000 during any calendar year (subject to an additional limitation for officers and employees of not more than 20% of their pay). Dividends paid on shares held under the plan are reinvested in additional shares unless otherwise directed by the participant.

During 2004, 2003, and 2002, 605,118, 584,928, and 330,202 shares were purchased under the Stock Purchase Plan at a weighted average price of $41.67, $40.56 and $41.13 per share, respectively.

Note O - Financial Information By Business Segment

The business segments of each of the Companies were determined based on management’s reporting and decision-making requirements in accordance with SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information.”

NOTES TO THE FINANCIAL STATEMENTS — CONTINUED

Con Edison’s principal business segments are Con Edison of New York’s regulated electric, gas and steam utility activities, O&R’s regulated electric and gas utility activities and Con Edison’s unregulated subsidiaries. Con Edison of New York’s principal business segments are its regulated electric, gas and steam utility activities. O&R’s principal business segments are its regulated electric and gas utility activities.

All revenues of these business segments, excluding revenues earned by Con Edison Development on certain energy infrastructure projects, which are deemed to be immaterial, are from customers located in the United States of America. Also, all assets of the business segments, excluding certain investments in energy infrastructure projects by Con Edison Development ($226 million at December 31, 2004), are located in the United States of America. The accounting policies of the segments are the same as those described in Note A.

Common services shared by the business segments are assigned directly or allocated based on various cost factors, depending on the nature of the service provided.

The financial data for the business segments are as follows:

As of and for the Year Ended December 31, 2004 (Millions of Dollars)	Operating revenues	Inter- segment revenues	Depreciation and amortization	Income tax expense	Operating income	Interest charges	Changes in accounting principles	Total assets	Construction expenditures
Con Edison of New York
Electric	$6,153	$11	$383	$222	$652	$264	$-	$14,375	$595
Gas	1,303	3	75	68	151	55	-	3,116	138
Steam	550	2	19	(10)	22	30	-	1,753	502

Total Con Edison of New York	$8,006	$16	$477	$280	$825	$349	$-	$19,244	$1,235

O&R
Electric	$499	$-	$25	$13	$49	$13	$-	$935	$51
Gas	204	-	8	4	16	6	-	406	28
Other	-	-	-	-	-	1	-	49	-

Total O&R	$703	$-	$33	$17	$65	$20	$-	$1,390	$79

Unregulated subsidiaries	$1,049	$-	$41	$(1)	$37	$43	$-	$1,560	$38
Other*	-	(16)	-	(4)	4	32	-	366	-

Total Con Edison	$9,758	$-	$551	$292	$931	$444	$-	$22,560	$1,352

NOTES TO THE FINANCIAL STATEMENTS — CONTINUED

As of and for the Year Ended December 31, 2003 (Millions of Dollars)	Operating revenues	Inter- segment revenues	Depreciation and amortization	Income tax expense	Operating income	Interest charges	Changes in accounting principles	Total assets	Construction expenditures
Con Edison of New York
Electric	$6,334	$11	$367	$301	$758	$292	$-	$13,675	$829
Gas	1,295	3	72	66	149	60	-	2,918	181
Steam	537	2	19	5	35	24	-	1,171	158

Total Con Edison of New York	$8,166	$16	$458	$372	$942	$376	$-	$17,764	$1,168

O&R
Electric	$530	$-	$26	$26	$52	$14	$-	$906	$53
Gas	197	-	8	8	16	7	-	361	18
Other	-	-	-	-	-	-	-	2	-

Total O&R	$727	$-	$34	$34	$68	$21	$-	$1,269	$71

Unregulated subsidiaries	$915	$-	$24	$5	$22	$14	$3	$1,554	$105
Other*	-	(16)	-	(12)	12	23	-	379	-

Total Con Edison	$9,808	$-	$516	$399	$1,044	$434	$3	$20,966	$1,344

As of and for the Year Ended December 31, 2002 (Millions of Dollars)	Operating revenues	Inter- segment revenues	Depreciation and amortization	Income tax expense	Operating income	Interest charges	Changes in accounting principles	Total assets	Construction expenditures
Con Edison of New York
Electric	$5,775	$9	$352	$298	$759	$304	$-	$13,084	$825
Gas	1,045	3	68	61	159	63	-	2,718	186
Steam	404	2	18	(5)	36	25	-	1,035	84

Total Con Edison of New York	$7,224	$14	$438	$354	$954	$392	$-	$16,837	$1,095

O&R
Electric	$476	$-	$26	$20	$58	$20	$-	$880	$41
Gas	159	-	8	5	14	8	-	318	17
Other	-	-	-	-	-	-	-	3	-

Total O&R	$635	$-	$34	$25	$72	$28	$-	$1,201	$58

Unregulated subsidiaries	$639	$-	$15	$31	$52	$16	$(22)	$1,319	$282
Other*	-	(14)	-	-	-	8	-	310	-

Total Con Edison	$8,498	$-	$487	$410	$1,078	$444	$(22)	$19,667	$1,435

*	Parent company expenses, primarily interest, and consolidation adjustments. It does not represent a business segment.

Note P - Derivative Instruments and Hedging Activities

Derivative instruments and hedging activities are accounted for in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (SFAS No. 133). Under SFAS No. 133, derivatives are recognized on the balance sheet at fair value, unless an exception is available under the standard. Certain qualifying derivative contracts have been designated as normal purchases or normal sales contracts. These contracts are not reported at fair value under SFAS No. 133.

Energy Price Hedging

Con Edison’s subsidiaries hedge market price fluctuations associated with physical purchases and sales of electricity, natural gas, and steam by using derivative instruments including futures, forwards, basis

NOTES TO THE FINANCIAL STATEMENTS — CONTINUED

swaps, transmission congestion contracts and financial transmission rights contracts. The fair values of these hedges at December 31, 2004 and 2003 were as follows:

	Con Edison			Con Edison of New York		O&R
(Millions of Dollars)	2004	2003		2004	2003	2004	2003
Fair value of net assets	$49	$32	*	$9	$15	$14	$5

*	The fair value at December 31, 2003 includes net assets of $5 million previously classified as energy trading contracts.

Cash Flow Hedges

Con Edison’s subsidiaries designate a portion of derivative instruments as cash flow hedges under SFAS No. 133. Under cash flow hedge accounting, to the extent a hedge is determined to be “effective,” the unrealized gain or loss on the hedge is recorded in other comprehensive income (OCI) and reclassified to earnings at the time the underlying transaction is completed. A gain or loss relating to any portion of the hedge determined to be “ineffective” is recognized in earnings in the period in which such determination is made.

The following table presents selected information related to these cash flow hedges included in accumulated OCI at December 31, 2004:

	Maximum Term			Accumulated Other Comprehensive Income/(Loss) Net of Tax			Portion Expected to be Reclassified to Earnings during the Next 12 Months
(Millions of Dollars/Term in Months)	Con Edison	Con Edison of New York	O&R	Con Edison	Con Edison of New York	O&R	Con Edison	Con Edison of New York	O&R
Energy Price Hedges	36	36	12	$9	$-	$-	$7	$-	$-

The actual amounts that will be reclassified to earnings may vary from the expected amounts presented above as a result of changes in market prices. The effect of reclassification from accumulated OCI to earnings will generally be offset by the recognition of the hedged transaction in earnings.

The unrealized net gains and losses relating to the hedge ineffectiveness of these cash flow hedges that were recognized in net earnings for the years ended December 31, 2004, 2003 and 2002 were immaterial to the results of operations of the Companies for those periods.

Other Derivatives

The Companies enter into certain derivative instruments that do not qualify or are not designated as hedges under SFAS No. 133. Management believes these instruments represent economic hedges that mitigate exposure to fluctuations in commodity prices. The Utilities, with limited exceptions, recover all gains and losses on these instruments. See “Recoverable Energy Costs” in Note A. Con Edison’s unregulated subsidiaries record unrealized gains and losses on these derivative contracts in earnings in

NOTES TO THE FINANCIAL STATEMENTS — CONTINUED

the reporting period in which they occur. For the year ended December 31, 2004, unrealized pre-tax gains amounting to $5 million were recorded in earnings as compared with $1 million of unrealized pre-tax losses for 2003 and $6 million of unrealized pre-tax gains for 2002.

Interest Rate Hedging

Con Edison’s subsidiaries use interest rate swaps to manage interest rate exposure associated with debt. The fair values of these interest rate swaps at December 31, 2004 and 2003 were as follows:

	Con Edison		Con Edison of New York		O&R
(Millions of Dollars)	2004	2003	2004	2003	2004	2003
Fair value of interest rate swaps	$(19)	$(23)	$1	$1	$(16)	$(17)

Fair Value Hedges

Con Edison of New York’s swap (related to $225 million of tax-exempt debt) is designated as a fair value hedge, which qualifies for “short-cut” hedge accounting under SFAS No. 133. Under this method, changes in fair value of the swap are recorded directly against the carrying value of the hedged bonds and have no impact on earnings.

Cash Flow Hedges

Con Edison Development’s and O&R’s swaps are designated as cash flow hedges under SFAS No. 133. Any gain or loss on the hedges is recorded in OCI and reclassified to interest expense and included in earnings during the periods in which the hedged interest payments occur. The contractual components of the interest rate swaps accounted for as cash flow hedges are as follows:

Debt	Maturity Date	Notional Amount (Millions of Dollars)	Fixed Rate Paid	Variable Rate Received
O&R Pollution Control Refunding Revenue Bond, 1994 Series A	2014	$55	6.09%	Current bond rate

Con Edison Development Amortizing variable rate loans - Lakewood	2008	$67	6.68%	LIBOR

In addition, in 2004 Con Edison of New York entered into five forward starting swap agreements to hedge a portion of anticipated interest payments associated with future debt issuance. The swaps are designated as cash flow hedges. At the inception of each hedge, the company locks in a swap rate that has a high correlation with the company’s total borrowing costs. The swap agreements are expected to be unwound at the time of debt issuance. No cash payments will be made until the unwind date, although under some circumstances, collateral may be given to, or received from, the swap counterparty.

NOTES TO THE FINANCIAL STATEMENTS — CONTINUED

The following table presents selected information related to these cash flow hedges included in the accumulated OCI at December 31, 2004:

	Accumulated Other Comprehensive Income/(Loss) Net of Tax			Portion Expected to be Reclassified to Earnings during the Next 12 Months
(Millions of Dollars)	Con Edison	Con Edison of New York	O&R	Con Edison	Con Edison of New York	O&R
Interest Rate Swaps	$(11)	$1	$(9)	$(2)	$-	$(1)

The actual amounts that will be reclassified to earnings may vary from the expected amounts presented above as a result of changes in interest rates. For the Utilities, these costs are recovered in rates and the reclassification will have no impact on results of operations.

Note Q – Northeast Utilities Litigation

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

NOTES TO THE FINANCIAL STATEMENTS — CONTINUED

claim that Northeast Utilities underwent a material adverse change, will go to trial. The District Court also dismissed Con Edison’s fraud and misrepresentation claims. In addition, the District Court ruled that Northeast Utilities’ shareholders were intended third-party beneficiaries of the merger agreement and the alleged $1.2 billion lost premium claim against Con Edison would go to trial.

In May 2003, a lawsuit by a purported class of Northeast Utilities’ shareholders, entitled Rimkoski, et al. v. Consolidated Edison, Inc., was filed in New York County Supreme Court (the State Proceeding) alleging breach of the merger agreement. The complaint defines the putative class as holders of Northeast Utilities’ common stock on March 5, 2001, and alleges that the class members were intended third party beneficiaries of the merger agreement. The complaint seeks damages believed to be substantially duplicative of those sought by Northeast Utilities on behalf of its shareholders in the First Federal Proceeding. In December 2003, the District Court granted Rimkoski’s motion to intervene in the First Federal Proceeding and, in February 2004, the State Proceeding was dismissed without prejudice. In January 2004, Rimkoski filed a motion in the First Federal Proceeding to certify his action as a class action on behalf of all holders of Northeast Utilities’ common stock on March 5, 2000 and to appoint Rimkoski as class representative. The motion is pending.

In May 2004, the District Court ruled that the Northeast Utilities’ shareholders who may pursue the lost premium claim against Con Edison are the holders of Northeast Utilities’ common stock on March 5, 2001 and the District Court therefore dismissed Northeast Utilities’ lost premium claim. The District Court certified its ruling regarding the lost premium claim for interlocutory appeal to the United States Court of Appeals for the Second Circuit (the Court of Appeals), and in June 2004 Northeast Utilities filed its motion for leave to appeal the issue to the Court of Appeals. The District Court further certified for interlocutory appeal its March 2003 determination that Northeast Utilities’ shareholders are intended third-party beneficiaries under the merger agreement, and in June 2004 Con Edison filed its motion for leave to appeal the issue to the Court of Appeals. In October 2004, the Court of Appeals granted both Con Edison’s motion and Northeast Utilities’ motion. The parties are currently pursuing their appeals.

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

NOTES TO THE FINANCIAL STATEMENTS — CONTINUED

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

Note R – Lower Manhattan Restoration

Con Edison of New York estimates that its costs for emergency response to the September 11, 2001 attack on the World Trade Center, and for resulting temporary and subsequent permanent restoration of electric, gas and steam transmission and distribution facilities damaged in the attack will total $430 million, net of insurance payments. Most of the costs, which are capital in nature, have already been incurred. At December 31, 2004, the company has received reimbursement for $139 million of these costs ($76 million under insurance policies and $63 million from the federal government). In December 2004, the company submitted additional applications for federal government reimbursement totaling $148 million. The company expects to receive up to $10 million in additional funds from insurance policies and to submit additional applications for federal government reimbursement if and when appropriate. At December 31, 2004, the company had incurred capital costs of $194 million and, pursuant to a petition it filed with the PSC in 2001, deferred $112 million, including interest, as a regulatory asset; these amounts are net of reimbursements to that date. The company expects the PSC to permit recovery from customers of the costs, net of any federal reimbursement, insurance payments and tax savings.

In 2004, suits were brought in New York State and federal courts against Con Edison, Con Edison of New York and other parties, including the City of New York, by employees of the City and contractors working at the World Trade Center site seeking unspecified amounts of damages allegedly resulting from exposure to hazardous substances in connection with emergency response and restoration activities at the site. The company believes that its activities were prudent and in compliance with applicable laws. Neither Con Edison nor Con Edison of New York, however, is able to predict whether or not any proceedings or other actions relating to the activities will have a material adverse effect on its financial condition, results of operations or liquidity.

Based upon New York City’s announced plans for improvement projects in lower Manhattan, including a transportation hub, the company anticipates that over the next five to ten years it may incur up to $250 million in incremental interference costs in lower Manhattan. The company expects that it would recover any such costs from customers through the utility ratemaking process.

NOTES TO THE FINANCIAL STATEMENTS — CONTINUED

Note S – Guarantees

In December 2002, Con Edison adopted FIN 45, “Guarantor’s Accounting and Disclosure Requirements, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that upon issuance of certain types of guarantees, a guarantor recognize and account for the fair value of the guarantee as a liability. FIN 45 contains exclusions to this requirement, including the exclusion of a parent’s guarantee of its subsidiaries’ debt to a third party.

Con Edison and its subsidiaries enter into various agreements providing financial or performance assurance primarily to third parties on behalf of their subsidiaries. In addition, a Con Edison Development subsidiary has issued guarantees on behalf of entities in which it has an equity interest. Con Edison had total guarantees of $989 million and $1 billion at December 31, 2004 and 2003, respectively.

The following table summarizes, by type and term, the total guarantees:

Guarantee Type	0–3 years	4–10 years	> 10 years	Total
	(Millions of Dollars)
Commodity transactions	$685	$28	$132	$845
Affordable housing program	-	41	-	41
Intra-company guarantees	5	46	1	52
Other guarantees	35	3	13	51

TOTAL	$725	$118	$146	$989

COMMODITY TRANSACTIONS—Con Edison guarantees payments on behalf of its subsidiaries in order to facilitate physical and financial transactions in gas, pipeline capacity, transportation, oil, electricity and related commodity services. In addition, a Con Edison Development subsidiary has guaranteed payment for fuel oil purchases by a foreign generating project in which it has an equity interest. To the extent that liabilities exist under the contracts subject to these guarantees, such liabilities are included in the consolidated balance sheet.

AFFORDABLE HOUSING PROGRAM—Con Edison Development guarantees the repurchase and remarketing obligations of one of its subsidiaries with respect to the debt relating to moderate-income rental apartment properties eligible for tax credits under Section 42 of the Internal Revenue Code. In accordance with EITF Issue No. 94-01, “Accounting for Tax Benefits Resulting from Investments in Affordable Housing Projects,” neither the rental apartment properties nor the related indebtedness is included on Con Edison’s consolidated balance sheet.

INTRA-COMPANY GUARANTEES

•

$46 million relates to a guarantee issued by Con Edison on behalf of Con Edison Communications to Con Edison of New York for payment relating to the use of space in the latter’s facilities and the construction of new telecommunications underground facilities. (This guarantee

NOTES TO THE FINANCIAL STATEMENTS — CONTINUED

will continue subsequent to the sale of Con Edison Communications with respect to facilities in operation at the time of sale. See Note W.)

•	$6 million relates to commodity guarantees issued by Con Edison on behalf of Con Edison Energy and Con Edison Solutions to RECO and Con Edison of New York, respectively.

OTHER GUARANTEES—Con Edison, Con Edison Development and its subsidiaries also guarantee the following:

•	$12 million for guarantees, standby financial letters of credit and comfort letters in connection with investments in energy infrastructure power and cogeneration projects;

•	$2 million for franchise agreements with the City of New York and other localities;

•	$12 million for certain rent payment obligations of Con Edison’s subsidiaries under various lease agreements for office buildings;

•	$25 million for a parental guarantee provided by Con Edison on Con Edison Solution’s indemnity agreement for surety bonds.

Note T - Variable Interest Entities (VIEs)

Interpretation No. 46, “Consolidation of Variable Interest Entities,” (FIN 46R) addresses the consolidation of VIEs by business enterprises that are their primary beneficiaries. A VIE is an entity that does not have sufficient equity investment at risk to permit it to finance its activities without additional subordinated financial support, or whose equity investors lack the characteristics of a controlling financial interest. The primary beneficiary is the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected residual returns, or both. Con Edison adopted FIN 46R at December 31, 2003.

Through its business activities, Con Edison enters into arrangements including leases, partnerships and power purchase agreements, with various entities. As a result of these arrangements, the company retains or may retain a variable interest in these entities.

VIE assets and obligations included in Con Edison’s consolidated balance sheet are as follows:

(Millions of Dollars)	2004	2003
Non-Utility Plant and other assets	$347	$341

Debt and other liabilities	$363	$345

VIE assets include $346 million and $339 million in 2004 and 2003, respectively, related to a lease arrangement entered into by a Con Edison Development subsidiary in 2000, to finance the construction of a 525 MW gas-fired electric generating facility in Newington, New Hampshire (the “facility”). The debt and other liabilities related to the facility are $362 million and $344 million for 2004 and 2003, respectively. At the expiration of the initial lease term in June 2010, the Con Edison Development

NOTES TO THE FINANCIAL STATEMENTS — CONTINUED

subsidiary has the option to extend the lease or purchase the facility for the then outstanding amounts expended by the Lessor for the facility. In the event the subsidiary chooses not to extend the lease or acquire the facility, Con Edison has guaranteed a residual value for an amount not to exceed $239.7 million. The subsidiary also has contingent payment obligations to the Lessor if an event of default should occur during the lease period. If the subsidiary were to default, its obligation would equal up to 100% of the Lessor’s investment in the facility plus all other amounts then due under the lease, which could exceed the aforementioned residual value guarantee. The subsidiary’s payment and performance obligations are fully and unconditionally guaranteed by Con Edison. Upon adoption of FIN 46R in 2003, Con Edison also recorded a $5 million after-tax charge to reflect the cumulative effect of this change in accounting principle.

In addition, VIE assets include $1 million and $2 million in 2004 and 2003, respectively, and VIE debt includes $1 million in 2004 and 2003 related to a partnership formed by Con Edison Solutions in 2001, to own and operate a cogeneration facility.

Con Edison has a significant variable interest in a non-consolidated VIE related to Con Edison Development’s sole limited interest in an affordable housing partnership that began in 2000. Con Edison Development’s maximum exposure to loss as a result of its involvement with the VIE is $6 million and $7 million for 2004 and 2003, respectively. In addition, Con Edison has guaranteed the amounts of debt undertaken by the partnership. See Note S.

Con Edison and Con Edison of New York did not apply FIN 46R to six potential VIEs. In 2004, requests were made of the counterparties each quarter for information necessary to determine whether the entity is a VIE and whether Con Edison of New York is the primary beneficiary; however, the information was not made available.

Significant terms of the six PPAs are as follows:

Facility	Equity Owner	Plant Output (MW)	Contracted Output (MW)	Contract Start Date*		Contract Term (Years)
Selkirk	Selkirk Cogen Partners, LP	345	265	Sept. 1994		20

Brooklyn Navy Yard	Brooklyn Navy Yard Cogeneration Partners, LP	325	286	Nov. 1996		40

Linden Cogeneration	East Coast Power, LLC	715	645	May 1992		25

Indeck Corinth	Indeck Energy Services of Corinth, Inc.	140	128	July 1995		20

Independence	Sithe/Independence Partners, LP	1,000	740	Nov. 1994		20

Astoria Energy	Astoria Energy LLC	500	500	April 2006	**	10

*	Represents the date the plant commences commercial operation.
**	Scheduled

NOTES TO THE FINANCIAL STATEMENTS — CONTINUED

A summary of Con Edison of New York’s payments under the PPAs described above is as follows:

	For the Years Ended December 31,
(Millions of Dollars)	2004	2003	2002
Selkirk	$178	$170	$144
Brooklyn Navy Yard	131	129	102
Linden Cogeneration	471	452	345
Indeck Corinth	99	91	82
Independence	128	127	125
Astoria Energy	-	-	-

Con Edison of New York recovers the costs associated with its PPAs pursuant to its current electric rate agreement. See “Recoverable Energy Costs” in Note A. If capacity and energy are not delivered under the PPAs, Con Edison of New York may be required to purchase power on the open market. However, the company expects that it would be allowed to recover any such replacement costs.

Note U - Related Party Transactions

The Utilities and Con Edison’s other subsidiaries provide administrative and other services to each other pursuant to cost allocation procedures approved by the PSC. For O&R the services received include substantial administrative support operations, such as corporate secretarial and associated ministerial duties, accounting, treasury, investor relations, information resources, legal, human resources, fuel supply and energy management services. The costs of administrative and other services provided by, and received from, Con Edison and its subsidiaries for the years ended December 31, 2004, 2003 and 2002 were as follows:

	Con Edison of New York			O&R
(Millions of Dollars)	2004	2003	2002	2004	2003	2002
Cost of services provided	$58	$37	$31	$14	$13	$12
Cost of services received	$44	$25	$24	$23	$20	$15

In addition, O&R purchased from Con Edison of New York $142 million, $128 million and $102 million of natural gas for the years ended December 31, 2004, 2003 and 2002, respectively. These amounts are net of the effect of related hedging transactions.

O&R also purchased from Con Edison of New York $16 million and $25 million of electricity for the years ended December 31, 2003 and 2002, respectively. These amounts include the net effect of all electric hedging transactions executed by Con Edison of New York on behalf of O&R. In 2004, such purchases resulted in a net credit of $2 million to O&R, reflecting hedging gains. O&R also purchased from Con Edison Energy $9 and $8 million of electricity for the years ended December 31, 2004 and 2003, respectively.

NOTES TO THE FINANCIAL STATEMENTS — CONTINUED

In December 2003, the FERC authorized Con Edison of New York to lend funds to O&R, for periods of not more than 12 months, in amounts not to exceed $150 million outstanding at any time, at prevailing market rates. O&R has not borrowed any funds from Con Edison of New York.

Note V - New Financial Accounting Standards

In March 2004, the Emerging Issues Task Force (EITF) reached a consensus, Issue No. 03-1 “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments,” regarding disclosures about unrealized losses on available-for-sale debt and equity securities accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations.” Per the EITF, this guidance for evaluating whether an investment is other than temporarily impaired should be applied to evaluations made in reporting periods beginning after June 15, 2004. In September 2004, the FASB staff released FASB Staff Position (“FSP”) EITF 03-1-1, which delays the effective date for the measurement and recognition guidance contained in EITF Issue 03-1. However, the FSP does not suspend the requirement to recognize other-than-temporary impairments as required by existing authoritative literature. The effective portions of the consensus have not had a material impact on the Companies’ financial position, results of operations or liquidity.

In May 2004, the FASB issued FSP No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” which is effective for periods beginning after June 15, 2004. This FSP supersedes FSP No. FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” The Companies elected to recognize the effects of the Act in 2003. The adoption of FSP No. FAS 106-2 did not have any additional material impact on the Companies’ financial position, results of operations or liquidity. See Note F.

In June 2004, the FASB issued a proposed Interpretation of SFAS No.143, “Accounting for Asset Retirement Obligations.” The proposed Interpretation would clarify that a legal obligation to perform an asset retirement activity that is conditional on a future event is within the scope of SFAS No. 143. Accordingly, an entity would be required to recognize a liability for the fair value of an asset retirement obligation that is conditional on a future event if the liability’s fair value can be reasonably estimated. The Interpretation would provide additional guidance for evaluating whether sufficient information is available to make a reasonable estimate of the fair value. The FASB expects to issue a final Interpretation in the first quarter of 2005. The Companies have not yet determined the impact on the financial position, results of operations or liquidity, but it could be material.

In July 2004, the EITF reached consensus on Issue No. 02-14, “Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock,” which is effective for

NOTES TO THE FINANCIAL STATEMENTS — CONTINUED

reporting periods beginning after September 15, 2004. An investor that has the ability to exercise significant influence over the operating and financial policies of the investee should apply the equity method of accounting only when it has an investment in common stock and/or an investment that is in-substance common stock. The adoption of this consensus did not have a material impact on the Companies’ financial position, results of operations, or liquidity at December 31, 2004.

In September 2004, the EITF reached a consensus on Issue No. 04-10, “Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds,” which is anticipated to be effective in 2005. The consensus indicated that operating segments that do not meet the quantitative thresholds specified in SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” may be aggregated under certain circumstances. The adoption of this EITF consensus is not expected to have a material impact on the Companies’ financial position, results of operations or liquidity.

In November 2004, the EITF reached a consensus on Issue No. 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in Determining Whether to Report Discontinued Operations.” This EITF is effective for fiscal years beginning after December 15, 2004. SFAS No. 144 states the results of operations of a component of an entity that either has been disposed of or is classified as held for sale shall be reported in discontinued operations if the operations and cash flows of the component have been (or will be) eliminated from the ongoing operations of the entity as a result of the disposal transaction and the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction. This EITF gives additional guidance on how an entity should evaluate the cash flows of a disposed component and types of continuing involvement that constitute significant continuing involvement in the operations of the disposed component. The Company applied this consensus in determining whether the operations of Con Edison Communications should be reported as discontinued operations at December 31, 2004. See Note W.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs – an amendment of ARB No. 43, Chapter 4.” This Statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. The Statement is effective for inventory costs incurred during fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 151 is not expected to have a material impact on the Companies’ financial position, results of operations or liquidity.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets- an amendment of APB Opinion No. 29.” APB No. 29 requires exchanges of nonmonetary assets to be measured on the basis of the fair value of the assets exchanged, with certain exceptions. SFAS No. 153 eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance, that is,

NOTES TO THE FINANCIAL STATEMENTS — CONTINUED

transactions that are not expected to result in significant changes in the future cash flows of the reporting entity. This Statement is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have a material impact on the Companies’ financial position, results of operations or liquidity.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which is effective as of the first interim or annual reporting period beginning after June 15, 2005. This statement requires that companies recognize an expense in their financial statements for transactions where a company exchanges its equity instruments for goods or services. SFAS No. 123(R) provides for two alternative methods of adoption, the modified prospective application and the modified retrospective application. The modified prospective application applies to new awards and to awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the required effective date will be recognized as the requisite service is rendered on or after the required effective date. Alternatively, the modified retrospective application may be applied either to all prior years for which SFAS No. 123 was effective or only to prior interim periods in the year of initial adoption. The Companies will adopt SFAS No. 123(R) effective for the third quarter 2005. The adoption of SFAS No. 123(R) is not expected to have a material impact on the Companies’ financial position, results of operations or liquidity.

Note W - Con Edison Communications (CEC)

In 2003, Con Edison decided to consider various strategic alternatives for its telecommunications business. Testing of CEC’s assets for impairment, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” resulted in a pre-tax impairment charge of $140 million. In addition, $1 million of pre-tax capitalized interest at Con Edison, related to the investment in CEC, was deemed impaired.

In December 2004, Con Edison signed an agreement to sell CEC to FiberNet Telecom Group, Inc. (FiberNet) for approximately $37 million in cash, subject to certain adjustments. The sale is subject to review or approval by the City of New York, the PSC and various federal, state and local regulators. As of December 31, 2004, CEC had assets and liabilities of $52 million and $16 million, respectively. Exit costs associated with the disposal activity include one-time termination benefits and other transaction costs of $4 million, of which $2 million has been incurred to date. The company expects to complete the sale in 2005. The sale is not expected to have a material impact on Con Edison’s financial position, results of operations or liquidity.

Con Edison of New York receives lease payments from CEC for the right to use its electric conduit system in accordance with the tariff approved by PSC. Subsequent to the sale, Con Edison of

NOTES TO THE FINANCIAL STATEMENTS — CONTINUED

New York will continue to receive such lease payments from FiberNet. The continuing cash flows related to the lease payments are not considered significant in relation to the revenues expected to be generated by the CEC business.

In accordance with SFAS No. 144, in 2004, CEC’s assets and liabilities were classified as “held for sale” on Con Edison’s consolidated balance sheet and effective December 1, 2004, CEC ceased recording depreciation expense. CEC’s total operating revenues were $33 million, $19 million and $4 million for the years ended December 31, 2004, 2003 and 2002, respectively. CEC’s losses, net of income taxes, are reported as “Discontinued operations” on Con Edison’s consolidated income statement. Losses for 2003 and 2002 have been restated to conform to the 2004 presentation.

SCHEDULE I

Condensed Financial Information of Consolidated Edison, Inc.

CONDENSED BALANCE SHEET

(PARENT COMPANY ONLY)

	At December 31,
	2004	2003
	(Millions of Dollars)
ASSETS
CURRENT ASSETS
Cash and temporary cash investments	$2	$1
Federal income tax due from taxing authority	105	-
Other current assets	10	9

TOTAL CURRENT ASSETS	117	10

Investments In Subsidiaries	8,134	7,521

Goodwill	409	409

Other Assets	17	17

TOTAL ASSETS	$8,677	$7,957

CAPITALIZATION AND LIABILITIES
COMMON SHAREHOLDERS’ EQUITY
Common stock	$2,624	$1,982
Retained earnings	5,391	5,392

TOTAL COMMON SHAREHOLDERS’ EQUITY	8,015	7,374

Long-term debt	525	525

TOTAL CAPITALIZATION	8,540	7,899

CURRENT LIABILITIES
Notes payable	56	42
Accounts payable	12	10
Other current liabilities	82	15

TOTAL CURRENT LIABILITIES	150	67

NONCURRENT LIABILITIES	(13)	(9)

TOTAL LIABILITIES	137	58

TOTAL CAPITALIZATION AND LIABILITIES	$8,677	$7,957

Condensed Financial Information of Consolidated Edison, Inc.

CONDENSED INCOME STATEMENT

(PARENT COMPANY ONLY)

	For the Year Ended December 31,
	2004	2003	2002
	(Millions of Dollars, except per share amounts)
Equity in earnings of subsidiaries	$562	$650	$707
Other income (deductions), net of taxes	19	12	4
Interest expense	(32)	(28)	(22)

INCOME FROM CONTINUING OPERATIONS	549	634	689

LOSS FROM DISCONTINUED OPERATIONS (NET OF INCOME TAXES OF $8, $74, AND $ 11 IN 2004, 2003 and 2002, RESPECTIVELY (Note W)	(12)	(109)	(21)

INCOME BEFORE CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES	537	525	668

CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES (NET OF INCOME TAX OF $2 MILLION IN 2003 AND $(15) MILLION IN 2002)	-	3	(22)

NET INCOME	$537	$528	$646

EARNINGS PER COMMON SHARE—BASIC
Continuing operations	$2.33	$2.87	$3.24
Discontinued operations	$(0.05)	$(0.50)	$(0.10)

Before cumulative effect of changes in accounting principles	$2.28	$2.37	$3.14
Cumulative effect of changes in accounting principles	$-	$0.02	$(0.11)

NET INCOME	$2.28	$2.39	$3.03

EARNINGS PER COMMON SHARE—DILUTED
Continuing operations	$2.32	$2.86	$3.23
Discontinued operations	$(0.05)	$(0.50)	$(0.10)

Before cumulative effect of changes in accounting principles	$2.27	$2.36	$3.13
Cumulative effect of changes in accounting principles	$-	$0.02	$(0.11)

NET INCOME	$2.27	$2.38	$3.02

DIVIDENDS DECLARED PER SHARE OF COMMON STOCK	$2.26	$2.24	$2.22

AVERAGE NUMBER OF SHARES OUTSTANDING—BASIC (IN MILLIONS)	235.8	220.9	213.0

AVERAGE NUMBER OF SHARES OUTSTANDING—DILUTED (IN MILLIONS)	236.4	221.8	214.0

Condensed Financial Information of Consolidated Edison, Inc.

CONDENSED STATEMENT OF CASH FLOWS

(PARENT COMPANY ONLY)

	For the Year Ended December 31,
	2004	2003	2002
	(Millions of Dollars)

NET INCOME	$537	$528	$646

Equity in earnings of subsidiaries	(562)	(650)	(707)

Dividends received from:
Consolidated Edison Company of New York, Inc.	396	376	384
Orange and Rockland Utilities, Inc.	28	28	28
Unregulated subsidiaries	40	69	37
Other—net	114	171	337

NET CASH FLOWS FROM OPERATING ACTIVITIES	553	522	725

INVESTING ACTIVITIES
Contributions to subsidiaries	(653)	(595)	(600)

FINANCING ACTIVITIES Net proceeds from (payments of) short-term debt	13	(118)	(47)
Issuance of long-term debt	-	200	325
Common shares issued	578	436	30
Common stock dividends	(490)	(444)	(433)

NET CASH FLOWS FROM FINANCING ACTIVITIES	101	74	(125)

NET CHANGE FOR THE PERIOD	1	1	-

BALANCE AT BEGINNING OF PERIOD	1	-	$-

BALANCE AT END OF PERIOD	$2	$1	$-

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2004, 2003 and 2002

			COLUMN C Additions
Company	COLUMN A Description	COLUMN B Balance at Beginning of Period	(1) Charged To Costs And Expenses	(2) Charged To Other Accounts	COLUMN D Deductions**	COLUMN E Balance At End Of Period
	(Millions of Dollars)
Con Edison	Allowance for uncollectible accounts*:
	2004	$36	$43	-	$44	$33
	2003	$35	$43	-	$42	$36
	2002	$35	$39	-	$39	$35
Con Edison of New York	Allowance for uncollectible accounts*:
	2004	$30	$39	-	$40	$29
	2003	$29	$36	-	$35	$30
	2002	$29	$35	-	$35	$29
O&R	Allowance for uncollectible accounts*:
	2004	$2	$3	-	$3	$2
	2003	$2	$3	-	$3	$2
	2002	$3	$2	-	$3	$2

*	This is a valuation account deducted in the balance sheet from the assets (Accounts receivable-customer) to which they apply.
**	Accounts written off less cash collections, miscellaneous adjustments and amounts reinstated as receivables previously written off.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

For Con Edison’s Report of Management On Internal Control Over Financial Reporting and the related attestation report of PricewaterhouseCoopers LLP (presented in the Report of Independent Registered Public Accounting Firm), see Item 8 of this report (which information is incorporated herein by reference).

There were no significant changes in internal controls or in other factors during the last quarter of 2004 that could significantly affect internal controls.

ITEM 9B.	OTHER INFORMATION

CON EDISON

None.

CON EDISON OF NEW YORK

None.

O&R

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11.	EXECUTIVE COMPENSATION

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

CON EDISON

Information required by Part III as to Con Edison, other than the information required in Item 10 of this report by Item 406 of Regulation S-K and in Item 12 of this report by Item 201 (d) of Regulation S-K, is incorporated by reference from Con Edison’s definitive proxy statement for its Annual Meeting of Stockholders to be held on May 16, 2005. The proxy statement is to be filed pursuant to Regulation 14A not later than 120 days after December 31, 2004, the close of the fiscal year covered by this report.

The information required pursuant to Item 406 of Regulation S-K is as follows: Con Edison has adopted a code of ethics that applies to, among others, its principal executive officer, principal financial officer and principal accounting officer. The same code of ethics applies to Con Edison of New York and, among others, its principal executive officer, principal financial officer and principal accounting officer. The code of ethics and any waivers of the code for any such officers, are available on or through the Investor Information section of Con Edison’s website (www.conedison.com) and Con Edison of New York’s website (wwww.coned.com). This information is available in print to any person who requests it. Requests should be directed to: Corporate Secretary, Con Edison, 4 Irving Place, New York, NY 10003.

The information required pursuant to Item 201 (d) of regulation S-K is as follows:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders
Stock options	7,809,184	$41.302	5,594,700
Restricted stock	439,596	N/A	3,560,404
Total equity compensation plans approved by security holders	8,248,780		9,155,104
Equity compensation plans not approved by security holders	339,766	N/A	N/A

Total	8,588,546	N/A	9,155,104

For additional information about Con Edison’s stock-based compensation, see Note N to the financial statements in Item 8 of this report (which information is incorporated herein by reference).

In accordance with General Instruction G(3) to Form 10-K, other information regarding Con Edison’s Executive Officers may be found in Part I of this report under caption “Executive Officers of the Registrant.”

CON EDISON OF NEW YORK

Information required by Part III as to Con Edison of New York, other than the information required by Item 406 of Regulation S-K in Item 10, is incorporated by reference from Con Edison of New York’s definitive information statement for its Annual Meeting of Stockholders to be held on May 16, 2005. The information statement is to be filed pursuant to Regulation 14C not later than 120 days after December 31, 2004, the close of the fiscal year covered by this report. The information required pursuant to Item 406 of Regulation S-K for Con Edison of New York is shown above under “Con Edison” in this Part III.

In accordance with General Instruction G(3) to Form 10-K, other information regarding Con Edison of New York’s Executive Officers may be found in Part I of this report under the caption “Executive Officers of the Registrant.”

O&R

In accordance with General Instruction I of Form 10-K, O&R is omitting the information required by Part III, other than the information required by Item 14, which follows:

Fees paid or payable by O&R to its independent auditors, PricewaterhouseCoopers LLP, for services rendered during 2004 and 2003 were as follows:

Fee Type	2004	2003
	(Dollars in Thousands)
Audit fees	$552,353	$259,957
Audit-Related fees (a)	74,847	28,754
Tax fees (b)	124,119	-
All other fees (c)	11,950	-

Total Fees	$763,269	$288,711

(a)	Relates to assurance and related service fees that are reasonably related to the performance of the annual audit or quarterly review of O&R’s financial statements that are not specifically deemed “Audit Services.” The major items included in Audit-Related Fees are fees for audits of O&R’s pension and other benefit plans, and advice on the implementation of Section 404 of the Sarbanes-Oxley Act of 2002.
(b)	Relates to tax services rendered in connection with O&R’s sales and use tax audit.
(c)	Relates to filing of statutory returns for O&R’s benefit plans.

The Audit Committee of Con Edison’s Board of Directors approves, in advance, all auditing services and non-audit services permitted by law, including tax services, to be provided to O&R by PricewaterhouseCoopers LLP.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

CON EDISON

2.1	Amended and Restated Agreement and Plan of Merger, dated as of October 13, 1999, as amended and restated as of January 11, 2000, among Con Edison, Northeast Utilities, Consolidated Edison, Inc. (a Delaware corporation, originally incorporated as CWB Holdings, Inc.) and N Acquisition LLC. (Designated in Con Edison’s Current Report on Form 8-K, dated January 11, 2000 (File No. 1-14514) as Exhibit 2.)

3.1.1	Restated Certificate of Incorporation of Consolidated Edison, Inc. (“Con Edison”) (Designated in the Registration Statement on Form S-4 of Con Edison (No. 333-39164) as Exhibit 3.1.)

3.1.2	By-laws of Con Edison, effective as of June 23, 1998. (Designated in Con Edison’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998 (File No. 1-14514) as Exhibit 3.2.1)

4.1.1	Indenture, dated as of April 1, 2002, between Con Edison and JP Morgan Chase Bank (formerly known as The Chase Manhattan Bank), as Trustee. (Designated in the Registration Statement on Form S-3 of Con Edison (No. 333-102005) as Exhibit 4.1.)

4.1.2	The form of Con Edison’s 7.25% Debentures, Series 2002 A. (Designated in Con Edison’s Current Report on Form 8-K, dated April 3, 2002. (File No. 1-14514) as Exhibit 4.)

4.1.3	The form of Con Edison’s 3.625% Debentures, Series 2003 A. (Designated in Con Edison’s Current Report on Form 8-K, dated July 22, 2003. (File No. 1-14514) as Exhibit 4.)

10.1.1	Con Edison 1996 Stock Option Plan, as amended and restated effective February 24, 1998. (Designated in Con Edison of New York’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-1217) as Exhibit 10.20.)

10.1.2	The following employment agreements, and amendments thereto, between Con Edison and the executive officer listed below, dated as of the effective dates listed below, which are designated as follows:

		SECURITIES EXCHANGE ACT
		FILE NO. 1-14514
EXECUTIVE OFFICER	EFFECTIVE DATE	FORM	DATE	EXHIBIT
Eugene R. McGrath	Agreement: 9/1/00	10-Q	9/30/00	10.1.1
	Amendment: 5/31/02	10-Q	6/30/02	10.1.1
Joan S. Freilich	Agreement: 9/1/00	10-Q	9/30/00	10.1.2
	Amendment: 5/31/02	10-Q	6/30/02	10.1.2

		SECURITIES EXCHANGE ACT
		FILE NO. 1-14514
EXECUTIVE OFFICER	EFFECTIVE DATE	FORM	DATE	EXHIBIT
Kevin Burke	Agreement: 9/1/00	10-K	12/31/00	10.1.6
	Amendment: 5/31/02	10-Q	6/30/02	10.1.3
John D. McMahon	Agreement: 9/1/00	10-K	12/31/00	10.1.5
	Amendment: 5/31/02	10-Q	6/30/02	10.1.4

10.1.3	Restricted Stock Unit Award Agreement, dated as of May 31, 2002, between Con Edison and Stephen B. Bram. (Designated in Con Edison’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 (File No. 1-14514) as Exhibit 10.1.5.)

10.1.4	Severance Program for Officers of Consolidated Edison, Inc. and its Subsidiaries, effective as of September 1, 2000. (Designated in Con Edison’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000 (File No. 1-14514) as Exhibit 10.1.3)

10.1.5.1	The Consolidated Edison, Inc. Stock Purchase Plan. (Designated in Con Edison’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 (File No. 1-14514) as Exhibit 10)

10.1.5.2	Amendment, dated April 8, 2002, to The Consolidated Edison, Inc. Stock Purchase Plan. (Designated in Con Edison’s Registration Statement on Form S-8 (No. 333-86820) as Exhibit 10.2.)

10.1.5.3	Amendment, dated February 19, 2004 to The Consolidated Edison, Inc. Stock Purchase Plan. (Designated in Con Edison’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-14514) as Exhibit 10.1.5.3.)

10.1.5.4	Amendment, dated October 25, 2004 to the Consolidated Edison, Inc. Stock Purchase Plan. (Designated in Con Edison’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 (File No. 1-14514) as Exhibit 10.1.)

10.1.6	Consolidated Edison, Inc. Deferred Stock Compensation Plan for Non-Officer Directors, effective July 1, 2002. (Designated in Con Edison’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 (File No. 1-14514) as Exhibit 10.1.1.)

10.1.7	The Con Edison Retirement Plan as amended and restated, entered into November 16, 2004. (Designated in Con Edison’s Current Report on Form 8-K dated November 9, 2004 (File No. 1-14514) as Exhibit 10.)

10.1.8.1	The Consolidated Edison Thrift Plan, as amended effective August 2003.

10.1.9.1	Guaranty, dated as of November 14, 2000, from Consolidated Edison, Inc. in favor of Hawkeye Funding, Limited Partnership. (Designated in Con Edison’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-14514) as Exhibit 10.9.1.)

10.1.9.2	Lease Agreement, dated as of November 14, 2000, between Hawkeye Funding, Limited Partnership, as Lessor, and Newington Energy, L.L.C., as Lessee (the Newington Project Lease). (Designated in Con Edison’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-14514) as Exhibit 10.9.2.)

10.1.9.3	Amendment No. 1, dated as of April 1, 2002, to the Newington Project Lease. (Designated in Con Edison’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-14514) as Exhibit 10.9.3.)

10.1.10.1	Consolidated Edison, Inc. Long-Term Incentive Plan. (Designated in Con Edison’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 (File No. 1-14514) as Exhibit 10.9.3.)

10.1.10.2	Form of Restricted Stock Unit Award under the Con Edison Long Term Incentive Plan. (Designated in Con Edison’s Current Report on Form 8-K, dated January 24, 2005, (File No. 1-14514) as Exhibit 10.2.)

10.1.10.3	Form of Stock Option Agreement under the Con Edison Long Term Incentive Plan. (Designated in Con Edison’s Current Report on Form 8-K, dated January 24, 2005, (File No. 1-14514) as Exhibit 10.3.)

10.1.11	Consolidated Edison, Inc. Annual Incentive Plan. (Designated in Con Edison ‘s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-14514) as Exhibit 10.1.11.)

10.1.12	Description of Directors’ Compensation. (Designated in Con Edison’s Current Report on Form 8-K, dated January 24, 2005, (File No. 1-14514) as Exhibit 10.1.)

12.1	Statement of computation of Con Edison’s ratio of earnings to fixed charges for the years 2000-2004.

21.1	Subsidiaries of Con Edison. (Designated in Con Edison ‘s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-14514) as Exhibit 21.1.)

23.1	Consent of PricewaterhouseCoopers LLP.

24.1	Powers of Attorney of each of the persons signing this report by attorney-in-fact.

31.1.1	Rule 13a-14(a)/15d-14(a) Certifications—Chief Executive Officer.

31.1.2	Rule 13a-14(a)/15d-14(a) Certifications—Chief Financial Officer.

32.1.1	Section 1350 Certifications—Chief Executive Officer.

32.1.2	Section 1350 Certifications—Chief Financial Officer.

CON EDISON OF NEW YORK

3.2.1.1	Restated Certificate of Incorporation of Con Edison filed with the Department of State of the State of New York on December 31, 1984. (Designated in the Annual Report on Form 10-K of Con Edison of New York for the year ended December 31, 1989 (File No. 1-1217) as Exhibit 3(a).)

3.2.1.2	The following certificates of amendment of Restated Certificate of Incorporation of Con Edison of New York filed with the Department of State of the State of New York, which are designated as follows:

DATE FILED WITH DEPARTMENT OF STATE	SECURITIES EXCHANGE ACT FILE NO. 1-1217
	FORM	DATE	EXHIBIT
5/16/88	10-K	12/31/89	3(b)
6/2/89	10-K	12/31/89	3(c)
4/28/92	8-K	4/24/92	4(d)
8/21/92	8-K	8/20/92	4(e)
2/18/98	10-K	12/31/97	3.1.2.3

3.2.2	By-laws of Con Edison of New York, effective June 20, 2002. (Designated in Con Edison of New York’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 (File
1-1217) as Exhibit 3.2.)

4.2.1.1	Participation Agreement, dated as of December 1, 1992, between New York State Energy Research and Development Authority (“NYSERDA”) and Con Edison of New York (designated in Con Edison of New York’s Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 1-1217) as Exhibit 4(f).)

4.2.1.2	Supplemental Participation Agreement, dated as of July 1, 1995, to Participation Agreement, dated as of December 1, 1992 between NYSERDA and Con Edison of New York. (Designated in Con Edison of New York’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995 (File 1-1217) as Exhibit 4.2.)

4.2.2	Participation Agreement, dated as of July 1, 1999, between NYSERDA and Con Edison of New York. (Designated in Con Edison of New York’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999 (File No. 1-1217) as Exhibit 4.1.)

4.2.3.1	Participation Agreement, dated as of June 1, 2001, between NYSERDA and Con Edison of New York. (Designated in Con Edison of New York’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 (File No. 1-1217) as Exhibit 10.2.1)

4.2.3.2	Supplemental Participation Agreement, dated as of October 1, 2002, to Participation Agreement, dated as of June 1, 2001 between NYSERDA and Con Edison of New York. (Designated in Con Edison of New York’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 (File 1-1217) as Exhibit 4.2.2.)

4.2.4	Participation Agreement, dated as of November 1, 2001, between NYSERDA and Con Edison of New York. (Designated in Con Edison of New York’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 (File No. 1-1217) as Exhibit 10.2.1.)

4.2.5	Participation Agreement, dated as of January 1, 2004, between NYSERDA and Con Edison of New York. (Designated in Con Edison of New York’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-1217) as Exhibit 4.2.6.)

4.2.6	Participation Agreement, dated as of January 1, 2004, between NYSERDA and Con Edison of New York. (Designated in Con Edison of New York’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-1217) as Exhibit 4.2.7.)

4.2.7	Participation Agreement, dated as of November 1, 2004, between NYSERDA and Con Edison of New York. (Designated in Con Edison of New York’s Current Report on Form 8-K, dated November 9, 2004, (File No. 1-1217) as Exhibit 4.1.)

4.2.8.1	Indenture of Trust, dated as of December 1, 1992, between NYSERDA and Morgan Guaranty Trust Company of New York, as Trustee (Morgan Guaranty) (Designated in Con Edison of New York’s Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 1-1217) as Exhibit 4(i)), and the following amendments thereto, which are designated as follows:

4.2.8.2	Supplemental Indenture of Trust, dated as of July 1, 1995 to Indenture of Trust, dated as of December 1, 1992, between NYSERDA and Morgan Guaranty. (Designated in Con Edison of New York’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995 (File No. 1-1217) as Exhibit 4.3.)

4.2.9.1	Indenture of Trust, dated as of July 1, 1999 between NYSERDA and HSBC Bank USA, as trustee. (Designated in Con Edison of New York’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999 (File No. 1-1217) as Exhibit 4.2.)

4.2.9.2	Supplemental Indenture of Trust, dated as of July 1, 2001, to Indenture of Trust, dated July 1, 1999 between NYSERDA and HSBC Bank USA, as trustee. (Designated in Con Edison of New York’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 (File No. 1-1217) as Exhibit 10.2.2.)

4.2.10.1	Indenture of Trust, dated as of June 1, 2001 between NYSERDA and The Bank of New York, as trustee. (Designated in Con Edison of New York’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 (File No. 1-1217) as Exhibit 10.2.3.)

4.2.10.2	Supplemental Indenture of Trust, dated as of October 1, 2002, to Indenture of Trust, dated as of June 1, 2002, between NYSERDA and The Bank of New York, as trustee. (Designated in Con Edison of New York’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 (File 1-1217) as Exhibit 4.2.1.)

4.2.11	Indenture of Trust, dated as of November 1, 2001, between NYSERDA and The Bank of New York, as trustee. (Designated in Con Edison of New York’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 (File No. 1-1217) as Exhibit 10.2.2.)

4.2.12	Indenture of Trust, dated as of January 1, 2004, between NYSERDA and The Bank of New York. (Designated in Con Edison of New York’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-1217) as Exhibit 4.2.12.)

4.2.13	Indenture of Trust, dated as of January 1, 2004, between NYSERDA and The Bank of New York. (Designated in Con Edison of New York’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-1217) as Exhibit 4.2.13.)

4.2.14	Indenture of Trust, dated as of November 1, 2004, between NYSERDA and The Bank of New York. (Designated in Con Edison of New York’s Current Report on Form 8-K, dated November 9, 2004, (File No. 1-1217) as Exhibit 4.2.)

4.2.15.1	Indenture, dated as of December 1, 1990, between Con Edison of New York and The Chase Manhattan Bank (National Association), as Trustee (the “Debenture Indenture”). (Designated in Con Edison of New York’s Annual Report on Form 10-K for the year ended December 31, 1990 (File No. 1-1217) as Exhibit 4(h).)

4.2.15.2	First Supplemental Indenture (to the Debenture Indenture), dated as of March 6, 1996, between Con Edison of New York and The Chase Manhattan Bank (National Association), as Trustee. (Designated in Con Edison of New York’s Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 1-1217) as Exhibit 4.13.)

4.2.16	The following forms of Con Edison of New York’s Debentures:

DEBENTURE	SECURITIES EXCHANGE ACT FILE NO. 1-1217			DEBENTURE	SECURITIES EXCHANGE ACT FILE NO. 1-1217
	FORM	DATE	EXHIBIT		FORM	DATE	EXHIBIT
6 5/8% Series 1995 A	8-K	6/21/95	4	6 5/8% Series 2000 C	8-K	12/12/00	4
7 3/4% Series 1996 A	8-K	4/24/96	4	7 1/2% Series 2001 A	8-K	6/14/01	4
6.45% Series 1997 B	8-K	11/24/97	4	5.625% Series 2002 A	8-K	6/19/02	4
6 1/4% Series 1998 A	8-K	1/29/98	4.1	4.875% Series 2002 B	8-K	12/19/02	4
7.10% Series 1998 B	8-K	1/29/98	4.2	5.875% Series 2003 A	8-K	4/7/03	4
6.15% Series 1998 C	8-K	6/22/98	4	3.85% Series 2003 B	8-K	6/12/03	4.1
6.90% Series 1998 D	8-K	9/24/98	4	5.10% Series 2003 C	8-K	6/12/03	4.2
7.15% Series 1999 B	8-K	12/1/99	4	4.70% Series 2004 A	8-K	2/11/04	4.1
8 1/8% Series 2000 A	8-K	5/3/00	4	5.70% Series 2004 B	8-K	2/11/04	4.2
7 1/2% Series 2000 B	8-K	8/23/00	4	4.70% Series 2004 C	8-K	2/11/04	4.3

10.2.1	Amended and Restated Agreement and Settlement, dated September 19, 1997, between Con Edison of New York and the Staff of the New York State Public Service Commission (without Appendices). (Designated in Con Edison of New York’s Current Report on Form 8-K, dated September 23, 1997, (File No. 1-1217) as Exhibit 10.)

10.2.2	Settlement Agreement, dated October 2, 2000, by and among Con Edison of New York, the Staff of the New York State Public Service Commission and certain other parties. (Designated in Con Edison of New York’s Current Report on Form 8-K, dated September 22, 2000, (File No. 1-1217) as Exhibit 10.)

10.2.3.1	Planning and Supply Agreement, dated March 10, 1989, between Con Edison of New York and the Power Authority of the State of New York. (Designated in Con Edison of New York’s Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 1-1217) as Exhibit 10(gg).)

10.2.3.2	Delivery Service Agreement, dated March 10, 1989, between Con Edison of New York and the Power Authority of the State of New York. (Designated in Con Edison of New York’s Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 1-1217) as Exhibit 10(hh).)

10.2.4	Employment Contract, dated May 22, 1990, between Con Edison of New York and Eugene R. McGrath (designated in Con Edison of New York’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1990 (File No. 1-1217) as Exhibit 10) and the following amendments thereto, which are designated as follows:

AMENDMENT DATE	SECURITIES EXCHANGE ACT FILE NO. 1-1217
	FORM	DATE	EXHIBIT
8/27/91	10-Q	9/30/91	19
8/25/92	10-Q	9/30/92	19
2/18/93	10-K	12/31/92	10	(o)
8/24/93	10-Q	9/30/93	10.1
8/24/94	10-Q	9/30/94	10.1
8/22/95	10-Q	9/30/95	10.3
7/23/96	10-Q	6/30/96	10.2
7/22/97	10-Q	6/30/97	10
7/28/98	8-K	9/24/98	10
7/27/99	10-Q	9/30/99	10.2
7/20/00	10-Q	9/30/00	10.2.1

10.2.5	Agreement and Plan of Exchange, entered into on October 28, 1997, between Con Edison and Con Edison of New York. (Designated in the Registration Statement on Form S-4 of Con Edison (No. 333-39164) as Exhibit 2.)

10.2.6	The Consolidated Edison Company of New York, Inc. Executive Incentive Plan, as amended and restated as of August 1, 2000. (Designated in Con Edison of New York’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001 (File No. 1-1217) as Exhibit 10.2.1.)

10.2.7	Consolidated Edison Company of New York, Inc Supplemental Retirement Income Plan, as amended and restated as of April 1, 1999. (Designated in Con Edison of New York’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-1217) as Exhibit 10.10.)

10.2.8	Deferred Compensation Plan for the Benefit of Trustees of Con Edison of New York, dated February 27, 1979, and amendments thereto, dated September 19, 1979 (effective February 27, 1979), February 26, 1980, and November 24, 1992 (effective January 1, 1993). (Designated in Con Edison of New York’s Annual Report on Form 10-K for the year ended December 31, 1991 (File No. 1-1217) as Exhibit 10(i).)

10.2.9	Supplemental Medical Plan for the Benefit of Con Edison of New York’s officers. (Designated in Con Edison of New York’s Annual Report on Form 10-K for the year ended December 31, 1991 (File No. 1-1217) as Exhibit 10(aa).)

10.2.10	The Con Edison of New York Severance Pay Plan for Management Employees. (Designated in Con Edison of New York’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997 (File No. 1-1217) as Exhibit 10.)

10.2.11.1	The Consolidated Edison Company of New York, Inc. Deferred Income Plan, as amended and restated as of April 1, 1999. (Designated in Con Edison of New York’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-1217) as Exhibit 10.19.)

10.2.11.2	Amendment No. 1 to The Consolidated Edison Company of New York, Inc. Deferred Income Plan, effective as of September 1, 2000. (Designated in Con Edison of New York’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001 (File No. 1-1217) as Exhibit 10.2.2.)

12.2	Statement of computation of Con Edison of New York’s ratio of earnings to fixed charges for the years 2000—2004.

23.2	Consent of PricewaterhouseCoopers LLP.

24.2	Powers of Attorney of each of the persons signing this report by attorney-in-fact. (Included as part of Exhibit 24.1.)

31.2.1	Rule 13a-14(a)/15d-14(a) Certifications—Chief Executive Officer.

31.2.2	Rule 13a-14(a)/15d-14(a) Certifications—Chief Financial Officer.

32.2.1	Section 1350 Certifications—Chief Executive Officer.

32.2.2	Section 1350 Certifications—Chief Financial Officer.

O&R

3.3.1.1	Restated Certificate of Incorporation of O&R, dated May 7, 1996. (Designated in O&R’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1996 (File No. 1-4315) as Exhibit 3.4.)

3.3.1.2	Certificate of Amendment of the Restated Certificate of Incorporation of O&R, dated July 14, 1999. (Designated in O&R’s Quarterly Report on Form 10-Q for the period ended June 30, 1999 (File No. 1-4315) as Exhibit 3.1.)

3.3.2	By-laws of O&R, as Adopted on July 8, 1999. (Designated in O&R’s Quarterly Report on Form 10-Q for the period ended June 30, 1999 (File No. 1-4315) as Exhibit 3.2.)

4.3.1.1	Indenture, dated as of June 15, 2000, between O&R and JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), as Trustee. (Designated in O&R’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-4315) as Exhibit 4.3.1.1.)

4.3.1.2	The form of O&R’s 7.50% Debentures, Series 2000 A. (Designated in O&R’s Current Report on Form 8-K, dated June 13, 2000 (File No. 1-4315) as Exhibit 4.)

4.3.2	Mortgage Trust Indenture of Rockland Electric Company, dated as of July 1, 1954. (Designated in O&R’s Registration Statement No. 2-14159 as Exhibit 2.16.)

4.3.3	Mortgage Trust Indenture of Pike County Light & Power Company, dated as of July 15, 1971. (Designated in O&R’s Registration Statement No. 2-45632 as Exhibit 4.31.)

10.3	Annual Team Incentive Plan (ATIP) Policy. (Designated in O&R’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-4315) as Exhibit 10.3.)

12.3	Statement of computation of O&R’s ratio of earnings to fixed charges for the years ended 2000—2004.

21.3	Subsidiaries of O&R. (Included as part of Exhibit 21.1 hereto.)

24.3	Powers of Attorney of each of the persons signing this report by attorney-in-fact. (Included as part of Exhibit 24.1 hereto.)

31.3.1	Rule 13a-14(a)/15d-14(a) Certifications—Chief Executive Officer.

31.3.2	Rule 13a-14(a)/15d-14(a) Certifications—Chief Financial Officer.

32.3.1	Section 1350 Certifications—Chief Executive Officer.

32.3.2	Section 1350 Certifications—Chief Financial Officer.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 25, 2005.

Consolidated Edison, Inc.

Consolidated Edison Company of New York, Inc.	Orange and Rockland Utilities, Inc.

By	/s/ Joan S. Freilich	By	/s/ Robert N. Hoglund
	Joan S. Freilich		Robert N. Hoglund
	Executive Vice President and		Chief Financial Officer and
	Chief Financial Officer		Controller

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities, indicated on February 25, 2004.

Signature	Registrant	Title

Eugene R. McGrath*	Con Edison	Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)
	Con Edison of New York	Chairman of the Board, Chief Executive Officer and Trustee (Principal Executive Officer)
	O&R	Chairman of the Board and Director
Joan S. Freilich*	Con Edison	Executive Vice President, Chief Financial Officer and Director (Principal Financial Officer)
	Con Edison of New York	Executive Vice President, Chief Financial Officer and Trustee (Principal Financial Officer)
Edward J. Rasmussen*	Con Edison	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)
	Con Edison of New York	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)
John D. McMahon*	O&R	President, Chief Executive Officer and Director (Principal Executive Officer)
Robert N. Hoglund*	O&R	Chief Financial Officer and Controller (Principal Financial Officer and Principal Accounting Officer)
Vincent A. Calarco*	Con Edison	Director
	Con Edison of New York	Trustee
George Campbell Jr.*	Con Edison	Director
	Con Edison of New York	Trustee
Gordon J. Davis*	Con Edison	Director
	Con Edison of New York	Trustee
Michael J. Del Guidice*	Con Edison	Director
	Con Edison of New York	Trustee
Ellen V. Futter*	Con Edison	Director
	Con Edison of New York	Trustee
Sally Hernandez-Piñero*	Con Edison	Director
	Con Edison of New York	Trustee
Peter W. Likins*	Con Edison	Director
	Con Edison of New York	Trustee
Frederic V. Salerno*	Con Edison	Director
	Con Edison of New York	Trustee
Stephen R. Volk*	Con Edison	Director
George Strayton*	O&R	Director

*By	/s/ Joan S. Freilich
Joan S. Freilich, Attorney-in-fact