Form 10-Q
period 2005-03-31
CONSOLIDATED EDISON CO OF NEW YORK INC; CONSOLIDATED EDISON INC
filed 2005-05-05
CIK 23632, 1047862

Form 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended MARCH 31, 2005

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

As of the close of business on April 29, 2005, Con Edison had outstanding 243,105,613 Common Shares ($.10 par value). Con Edison owns all of the outstanding common equity of Con Edison of New York.

Filing Format

This Quarterly Report on Form 10-Q is a combined report being filed separately by two different registrants: Consolidated Edison, Inc. (Con Edison) and Consolidated Edison Company of New York, Inc. (Con Edison of New York). Con Edison of New York is a subsidiary of Con Edison and, as such, the information in this report about Con Edison of New York also applies to Con Edison. As used in this report, the term the “Companies” refers to each of the two separate registrants: Con Edison and Con Edison of New York. However, Con Edison of New York makes no representation as to the information contained in this report relating to Con Edison or the subsidiaries of Con Edison other than itself.

GLOSSARY OF TERMS

The following is a glossary of abbreviations or acronyms that may be used in this report:

Con Edison Companies
Con Edison	Consolidated Edison, Inc.
Con Edison Communications	Con Edison Communications, LLC
Con Edison Development	Consolidated Edison Development, Inc.
Con Edison Energy	Consolidated Edison Energy, Inc.
Con Edison of New York	Consolidated Edison Company of New York, Inc.
Con Edison Solutions	Consolidated Edison Solutions, Inc.
O&R	Orange and Rockland Utilities, Inc.
The Companies	The separate registrants: Con Edison and Con Edison of New York
The Utilities	Con Edison of New York and O&R

Regulatory and State Agencies
FERC	Federal Energy Regulatory Commission
NJBPU	New Jersey Board of Public Utilities
NYPA	New York Power Authority
PSC	New York State Public Service Commission
SEC	Securities and Exchange Commission

Other
AFDC	Allowance for Funds used During Construction
DTH	Dekatherm
EITF	Emerging Issues Task Force
FASB	Financial Accounting Standards Board
FIN	FASB Interpretation No.
Form 10-K	Companies’ combined Annual Report on Form 10-K for the year ended December 31, 2004
FSP	FASB Staff Position
kWh	Kilowatt-hour
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MW	Megawatts or thousand kilowatts
mWhrs	Megawatt hours
NUG	Non-Utility Generator
NYISO	New York Independent System Operator
OCI	Other Comprehensive Income
PCBs	Polychlorinated biphenyls
PPA	Purchase Power Agreement
SFAS	Statement of Financial Accounting Standards
Superfund	Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980
VaR	Value-at-Risk
VIE	Variable Interest Entity

Consolidated Edison, Inc.

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

	March 31, 2005	December 31, 2004
	(Millions of Dollars)
ASSETS
UTILITY PLANT, AT ORIGINAL COST
Electric	$13,085	$12,912
Gas	2,903	2,867
Steam	838	823
General	1,508	1,500
TOTAL	18,334	18,102
Less: Accumulated depreciation	4,339	4,288
Net	13,995	13,814
Construction work in progress	1,405	1,354
NET UTILITY PLANT	15,400	15,168
NON-UTILITY PLANT
Unregulated generating assets, less accumulated depreciation of $83 and $78 in 2005 and 2004, respectively	829	841
Non-utility property, less accumulated depreciation of $27 and $25 in 2005 and 2004, respectively	38	31
Non-utility property held for sale	69	65
Construction work in progress	—	1
NET PLANT	16,336	16,106
CURRENT ASSETS
Cash and temporary cash investments	477	26
Restricted cash	19	18
Accounts receivable - customers, less allowance for uncollectible accounts of $32 and $33 in 2005 and 2004, respectively	825	760
Accrued unbilled revenue	73	73
Other receivables, less allowance for uncollectible accounts of $6 and $5 in 2005 and 2004, respectively	127	179
Fuel oil, at average cost	31	32
Gas in storage, at average cost	53	170
Materials and supplies, at average cost	106	105
Prepayments	245	93
Current assets held for sale	7	5
Other current assets	421	252
TOTAL CURRENT ASSETS	2,384	1,713
INVESTMENTS	258	257
DEFERRED CHARGES, REGULATORY ASSETS AND NONCURRENT ASSETS
Goodwill	406	406
Intangible assets, less accumulated amortization of $16 and $13 in 2005 and 2004, respectively	98	100
Prepaid pension costs	1,455	1,442
Regulatory assets	2,188	2,263
Other deferred charges and noncurrent assets	305	273
TOTAL DEFERRED CHARGES, REGULATORY ASSETS AND NONCURRENT ASSETS	4,452	4,484
TOTAL ASSETS	$23,430	$22,560

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

	March 31, 2005	December 31, 2004
	(Millions of Dollars)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION
Common shareholders’ equity (See Statement of Common Shareholders’ Equity)	$7,139	$7,054
Preferred stock of subsidiary	213	213
Long-term debt	6,947	6,561
TOTAL CAPITALIZATION	14,299	13,828
MINORITY INTERESTS	42	39
NONCURRENT LIABILITIES
Obligations under capital leases	32	33
Provision for injuries and damages	181	180
Pensions and retiree benefits	234	207
Superfund and other environmental costs	233	198
Noncurrent liabilities held for sale	6	5
Other noncurrent liabilities	66	62
TOTAL NONCURRENT LIABILITIES	752	685
CURRENT LIABILITIES
Long-term debt due within one year	469	469
Notes payable	50	156
Accounts payable	874	920
Customer deposits	232	234
Accrued taxes	133	36
Accrued interest	108	95
Accrued wages	87	88
Current liabilities held for sale	7	11
Other current liabilities	250	215
TOTAL CURRENT LIABILITIES	2,210	2,224
DEFERRED CREDITS AND REGULATORY LIABILITIES
Deferred income taxes and investment tax credits	3,757	3,726
Regulatory liabilities	2,197	1,995
Other deferred credits	173	63
TOTAL DEFERRED CREDITS AND REGULATORY LIABILITIES	6,127	5,784
TOTAL CAPITALIZATION AND LIABILITIES	$23,430	$22,560

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.

CONSOLIDATED INCOME STATEMENT

(UNAUDITED)

	For the Three Months Ended March 31,
	2005	2004
	(Millions of Dollars/ Except Share Data)
OPERATING REVENUES
Electric	$1,513	$1,539
Gas	728	645
Steam	267	235
Non-utility	293	260
TOTAL OPERATING REVENUES	2,801	2,679
OPERATING EXPENSES
Purchased power	940	930
Fuel	191	185
Gas purchased for resale	452	401
Other operations and maintenance	414	378
Depreciation and amortization	141	136
Taxes, other than income taxes	270	282
Income taxes	110	108
TOTAL OPERATING EXPENSES	2,518	2,420
OPERATING INCOME	283	259
OTHER INCOME (DEDUCTIONS)
Investment and other income	6	11
Allowance for equity funds used during construction	7	6
Preferred stock dividend requirements of subsidiary	(3)	(3)
Other deductions	(6)	(3)
Income taxes	4	2
TOTAL OTHER INCOME (DEDUCTIONS)	8	13
INTEREST EXPENSE
Interest on long-term debt	107	108
Other interest	8	10
Allowance for borrowed funds used during construction	(5)	(4)
NET INTEREST EXPENSE	110	114
INCOME FROM CONTINUING OPERATIONS	181	158
LOSS FROM DISCONTINUED OPERATIONS (NET OF INCOME TAXES OF $2 MILLION IN 2004)	—	(3)
NET INCOME	$181	$155
EARNINGS PER COMMON SHARE - BASIC
Continuing operations	$0.75	$0.70
Discontinued operations	$—	$(0.01)
Net income	$0.75	$0.69
EARNINGS PER COMMON SHARE - DILUTED
Continuing operations	$0.75	$0.69
Discontinued operations	$—	$(0.01)
Net income	$0.75	$0.68
DIVIDENDS DECLARED PER SHARE OF COMMON STOCK	$0.570	$0.565
AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC (IN MILLIONS)	242.7	226.2
AVERAGE NUMBER OF SHARES OUTSTANDING - DILUTED (IN MILLIONS)	243.4	227.2

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(UNAUDITED)

	For the Three Months Ended March 31,
	2005	2004
	(Millions of Dollars)
NET INCOME	$181	$155
OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAXES
Minimum pension liability adjustments, net of $(2) and $1 taxes in 2005 and 2004, respectively	(3)	1
Unrealized gains on derivatives qualified as cash flow hedges, net of $21 and $5 taxes in 2005 and 2004, respectively	30	8
Less: Reclassification adjustment for gains included in net income, net of $3 taxes in 2005 and 2004	5	4
TOTAL OTHER COMPREHENSIVE INCOME, NET OF TAXES	22	5
COMPREHENSIVE INCOME	$203	$160

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.

CONSOLIDATED STATEMENT OF COMMON SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Capital Stock Expense	Accumulated Other Comprehensive Income/(Loss)	Total
	Shares	Amount			Shares	Amount
	(Millions of Dollars/Except Share Data)
BALANCE AS OF DECEMBER 31, 2003	225,840,220	$25	$2,003	$5,451	23,210,700	$(1,001)	$(39)	$(16)	$6,423

Net income				155					155
Common stock dividends				(127)					(127)
Issuance of common shares - dividend reinvestment and employee stock plans	955,259		42	(6)					36
Other comprehensive income								5	5
BALANCE AS OF MARCH 31, 2004	226,795,479	$25	$2,045	$5,473	23,210,700	$(1,001)	$(39)	$(11)	$6,492
BALANCE AS OF DECEMBER 31, 2004	242,514,183	$26	$2,642	$5,451	23,210,700	$(1,001)	$(55)	$(9)	$7,054

Net income				181					181
Common stock dividends				(138)					(138)
Issuance of common shares - dividend reinvestment and employee stock plans	476,235		20						20
Other comprehensive income								22	22
BALANCE AS OF MARCH 31, 2005	242,990,418	$26	$2,662	$5,494	23,210,700	$(1,001)	$(55)	$13	$7,139

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2005	2004
	(Millions of Dollars)
OPERATING ACTIVITIES
Net income	$181	$155
PRINCIPAL NON-CASH CHARGES (CREDITS) TO INCOME
Depreciation and amortization	141	137
Deferred income taxes	9	150
Common equity component of allowance for funds used during construction	(7)	(6)
Prepaid pension costs (net of capitalized amounts)	(13)	(37)
Allowance for cost of removal less salvage	21	14
Other non-cash items (net)	38	11
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable - customers, less allowance for uncollectibles	(65)	(3)
Materials and supplies, including fuel oil and gas in storage	117	78
Prepayments	(152)	(185)
Other receivables	52	(84)
Other current assets	(169)	(4)
Recoverable energy costs	80	28
Accounts payable	(46)	59
Pensions and retiree benefits	27	16
Accrued taxes	97	(47)
Accrued interest	13	7
Deferred charges and other regulatory assets	(75)	(64)
Deferred credits and other regulatory liabilities	98	19
Transmission congestion contracts	1	(3)
Other assets	(30)	(29)
Other liabilities	69	(63)
NET CASH FLOWS FROM OPERATING ACTIVITIES	387	149
INVESTING ACTIVITIES
Utility construction expenditures (excluding capitalized support costs of $1 and $8 in 2005 and 2004, respectively)	(346)	(317)
Cost of removal less salvage	(41)	(35)
Non-utility construction expenditures	(3)	(21)
Common equity component of allowance for funds used during construction	7	6
Investments by unregulated subsidiaries	(1)	(2)
Proceeds from sale of First Avenue properties	285	—
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(99)	(369)
FINANCING ACTIVITIES
Net (payments of)/proceeds from short-term debt	(106)	235
Retirement of long-term debt	—	(549)
Issuance of long-term debt	390	645
Issuance of common stock	10	25
Debt issuance costs	(3)	(12)
Common stock dividends	(128)	(118)
NET CASH FLOWS FROM FINANCING ACTIVITIES	163	226
CASH AND TEMPORARY CASH INVESTMENTS:
NET CHANGE FOR THE PERIOD	451	6
BALANCE AT BEGINNING OF PERIOD	26	49
BALANCE AT END OF PERIOD	$477	$55
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$92	$109
Income taxes	$19	$71

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

	March 31, 2005	December 31, 2004
	(Millions of Dollars)
ASSETS
UTILITY PLANT, AT ORIGINAL COST
Electric	$12,268	$12,100
Gas	2,563	2,531
Steam	838	823
General	1,388	1,379
TOTAL	17,057	16,833
Less: Accumulated depreciation	3,954	3,906
Net	13,103	12,927
Construction work in progress	1,383	1,328
NET UTILITY PLANT	14,486	14,255
NON-UTILITY PROPERTY
Non-utility property	19	19
NET PLANT	14,505	14,274
CURRENT ASSETS
Cash and temporary cash investments	399	10
Accounts receivable - customers, less allowance for uncollectible accounts of $28 and $29 in 2005 and 2004, respectively	699	666
Other receivables, less allowance for uncollectible accounts of $4 and $3 in 2005 and 2004, respectively	87	113
Accounts receivable from affiliated companies	98	115
Fuel oil, at average cost	24	24
Gas in storage, at average cost	42	125
Materials and supplies, at average cost	94	94
Prepayments	226	73
Other current assets	173	87
TOTAL CURRENT ASSETS	1,842	1,307
INVESTMENTS	3	3
DEFERRED CHARGES, REGULATORY ASSETS AND NONCURRENT ASSETS
Prepaid pension costs	1,455	1,442
Regulatory assets	1,934	2,010
Other deferred charges and noncurrent assets	233	208
TOTAL DEFERRED CHARGES, REGULATORY ASSETS AND NONCURRENT ASSETS	3,622	3,660
TOTAL ASSETS	$19,972	$19,244

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

	March 31, 2005	December 31, 2004
	(Millions of Dollars)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION
Common shareholder’s equity (See Statement of Common Shareholder’s Equity)	$6,180	$6,116
Preferred stock	213	213
Long-term debt	5,582	5,235
TOTAL CAPITALIZATION	11,975	11,564
NONCURRENT LIABILITIES
Obligations under capital leases	32	33
Provision for injuries and damages	172	170
Pensions and retiree benefits	125	109
Superfund and other environmental costs	176	141
Other noncurrent liabilities	34	34
TOTAL NONCURRENT LIABILITIES	539	487
CURRENT LIABILITIES
Long-term debt due within one year	450	450
Notes payable	—	100
Accounts payable	713	738
Accounts payable to affiliated companies	30	40
Customer deposits	216	218
Accrued taxes	139	58
Accrued interest	87	79
Accrued wages	81	81
Other current liabilities	174	160
TOTAL CURRENT LIABILITIES	1,890	1,924
DEFERRED CREDITS AND REGULATORY LIABILITIES
Deferred income taxes and investment tax credits	3,359	3,346
Regulatory liabilities	2,041	1,868
Other deferred credits	168	55
TOTAL DEFERRED CREDITS AND REGULATORY LIABILITIES	5,568	5,269
TOTAL CAPITALIZATION AND LIABILITIES	$19,972	$19,244

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

CONSOLIDATED INCOME STATEMENT

(UNAUDITED)

	For the Three Months Ended March 31,
	2005	2004
	(Millions of Dollars)
OPERATING REVENUES
Electric	$1,393	$1,419
Gas	631	553
Steam	267	235
TOTAL OPERATING REVENUES	2,291	2,207
OPERATING EXPENSES
Purchased power	707	715
Fuel	134	137
Gas purchased for resale	379	326
Other operations and maintenance	352	317
Depreciation and amortization	122	117
Taxes, other than income taxes	253	263
Income taxes	98	102
TOTAL OPERATING EXPENSES	2,045	1,977
OPERATING INCOME	246	230
OTHER INCOME (DEDUCTIONS)
Investment and other income	7	14
Allowance for equity funds used during construction	7	6
Other deductions	(3)	(3)
Income taxes	1	(2)
TOTAL OTHER INCOME (DEDUCTIONS)	12	15
INTEREST EXPENSE
Interest on long-term debt	83	85
Other interest	7	9
Allowance for borrowed funds used during construction	(5)	(4)
NET INTEREST EXPENSE	85	90
NET INCOME	173	155
PREFERRED STOCK DIVIDEND REQUIREMENTS	3	3
NET INCOME FOR COMMON STOCK	$170	$152

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(UNAUDITED)

	For the Three Months Ended March 31,
	2005	2004
	(Millions of Dollars)
NET INCOME	$173	$155
OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAXES
Minimum pension liability adjustments, net of $(2) and $2 taxes in 2005 and 2004, respectively	(2)	3
Unrealized gains on derivatives qualified as cash flow hedges, net of $6 taxes in 2005	8	—
Less: Reclassification adjustment for gains included in net income, net of $1 taxes in 2005	1	—
TOTAL OTHER COMPREHENSIVE INCOME, NET OF TAXES	5	3
COMPREHENSIVE INCOME	$178	$158

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

CONSOLIDATED STATEMENT OF COMMON SHAREHOLDER’S EQUITY

(UNAUDITED)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Repurchased Con Edison Stock	Capital Stock Expense	Accumulated Other Comprehensive Income/(Loss)	Total
	Shares	Amount
	(Millions of Dollars/Except Share Data)
BALANCE AS OF DECEMBER 31, 2003	235,488,094	$589	$1,274	$4,626	$(962)	$(39)	$(6)	$5,482

Net income				155				155
Common stock dividend to parent				(103)				(103)
Cumulative preferred dividends				(3)				(3)
Other comprehensive income							3	3
BALANCE AS OF MARCH 31, 2004	235,488,094	$589	$1,274	$4,675	$(962)	$(39)	$(3)	$5,534

BALANCE AS OF DECEMBER 31, 2004	235,488,094	$589	$1,802	$4,748	$(962)	$(55)	$(6)	$6,116

Net income				173				173
Common stock dividend to parent				(111)				(111)
Cumulative preferred dividends				(3)				(3)
Other comprehensive income							5	5
BALANCE AS OF MARCH 31, 2005	235,488,094	$589	$1,802	$4,807	$(962)	$(55)	$(1)	$6,180

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2005	2004
	(Millions of Dollars)
OPERATING ACTIVITIES
Net income	$173	$155
PRINCIPAL NON-CASH CHARGES (CREDITS) TO INCOME
Depreciation and amortization	122	117
Deferred income taxes	6	148
Common equity component of allowance for funds used during construction	(7)	(6)
Prepaid pension costs (net of capitalized amounts)	(13)	(37)
Allowance for cost of removal less salvage	21	14
Other non-cash items (net)	10	16
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable - customers, less allowance for uncollectibles	(33)	8
Materials and supplies, including fuel oil and gas in storage	83	57
Prepayments	(153)	(183)
Other receivables	43	(75)
Other current assets	(85)	(6)
Recoverable energy costs	72	13
Accounts payable	(35)	(19)
Pensions and retiree benefits	16	8
Accrued taxes	81	(75)
Accrued interest	8	—
Deferred charges and other regulatory assets	(69)	(51)
Deferred credits and other regulatory liabilities	74	15
Transmission congestion contracts	1	(3)
Other assets	(21)	(32)
Other liabilities	48	12
NET CASH FLOWS FROM OPERATING ACTIVITIES	342	76
INVESTING ACTIVITIES
Utility construction expenditures (excluding capitalized support costs of $1 and $8 in 2005 and 2004, respectively)	(337)	(305)
Cost of removal less salvage	(41)	(35)
Common equity component of allowance for funds used during construction	7	6
Proceeds from sale of First Avenue properties	285	—
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(86)	(334)
FINANCING ACTIVITIES
Net (payments of)/proceeds from short-term debt	(100)	271
Retirement of long-term debt	—	(549)
Issuance of long-term debt	350	645
Debt issuance costs	(3)	(12)
Dividend to parent	(111)	(86)
Preferred stock dividends	(3)	(3)
NET CASH FLOWS FROM FINANCING ACTIVITIES	133	266
CASH AND TEMPORARY CASH INVESTMENTS:
NET CHANGE FOR THE PERIOD	389	8
BALANCE AT BEGINNING OF PERIOD	10	33
BALANCE AT END OF PERIOD	$399	$41
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$74	$86
Income taxes	$39	$98

The accompanying notes are an integral part of these financial statements.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

General

These combined notes accompany and form an integral part of the separate interim consolidated financial statements of two separate registrants: Consolidated Edison, Inc. and its subsidiaries (Con Edison); and Consolidated Edison Company of New York, Inc. and its subsidiaries (Con Edison of New York). Con Edison of New York is a subsidiary of Con Edison and as such its financial condition and results of operations and cash flows, which are presented separately in the Con Edison of New York interim consolidated financial statements, are also consolidated, along with those of Con Edison’s other utility subsidiary, Orange and Rockland Utilities, Inc. (O&R) and Con Edison’s unregulated subsidiaries (discussed below), in Con Edison’s interim consolidated financial statements. The term the “Utilities” is used in this report to refer to Con Edison of New York and O&R. As used in this report, the term the “Companies” refers to Con Edison and Con Edison of New York and, except as otherwise noted, the information in these combined notes relates to each of the Companies.

The separate interim consolidated financial statements of each of the Companies are unaudited but, in the opinion of their respective managements, reflect all adjustments (which include only normally recurring adjustments) necessary for a fair presentation of the results for the interim periods presented. The Companies’ separate interim consolidated financial statements should be read together with their separate audited financial statements (including the combined notes thereto) included in Item 8 of their combined Annual Report on Form 10-K for the year ended December 31, 2004 (the Form 10-K). Certain prior period amounts have been reclassified to conform to the current period presentation. Results for interim periods are not necessarily indicative of results for the entire fiscal year.

Con Edison’s subsidiary, O&R, is a regulated utility serving customers in a 1,350 square mile area in southeastern New York state and adjacent sections of northern New Jersey and northeastern Pennsylvania. Con Edison has the following unregulated energy subsidiaries: Consolidated Edison Solutions, Inc. (Con Edison Solutions), a retail energy services company that sells electricity to delivery customers of utilities, including Con Edison of New York and O&R, and also offers energy-related services; Consolidated Edison Energy, Inc. (Con Edison Energy), a wholesale energy supply company; and Consolidated Edison Development, Inc. (Con Edison Development), a company that owns and operates generating plants and participates in other infrastructure projects.

In December 2004, after a comprehensive strategic review, Con Edison determined to sell Con Edison Communications, LLC (Con Edison Communications). See Note O.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note A - Earnings per Common Share

Reference is made to “Earnings per Common Share” in Note A to the financial statements included in Item 8 of the Form 10-K. For the three months ended March 31, 2005 and 2004, Con Edison’s basic and diluted EPS are calculated as follows:

(Millions of Dollars, except per share amounts/Shares in Millions)	2005	2004
Income from continuing operations	$181	$158
Loss from discontinued operations, net of tax	—	(3)
Net income	181	155
Weighted average common shares outstanding – Basic	242.7	226.2
Add: Incremental shares attributable to effect of potentially dilutive securities	0.7	1.0
Adjusted weighted average common shares outstanding – Diluted	243.4	227.2
EARNINGS PER COMMON SHARE – BASIC
Continuing operations	$0.75	$0.70
Discontinued operations	—	(0.01)
Net income	$0.75	$0.69
EARNINGS PER COMMON SHARE – DILUTED
Continuing operations	$0.75	$0.69
Discontinued operations	—	(0.01)
Net income	$0.75	$0.68

The computation of diluted earnings per share excludes 2.7 million and 1.1 million Con Edison common shares for the three months ended March 31, 2005 and 2004, respectively, because the exercise prices of the options were greater than the average daily closing market price of the common shares during these periods.

Note B - Stock-Based Compensation

Reference is made to “Stock-Based Compensation” in Note A to the financial statements in Item 8 of the Form 10-K. The following table illustrates the effect on net income and earnings per share for the three months ended March 31, 2005 and 2004 if the Companies had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” for purposes of recognizing compensation expense for employee stock-based arrangements:

	For the Three Months Ended March 31,
	Con Edison*		Con Edison of New York
(Millions of Dollars, except per share amounts/Shares in Millions)	2005	2004	2005	2004
Net income, as reported	$181	$155	$173	$155
Add: Stock-based compensation expense included in reported net income, net of related tax effects	1	1	1	1
Deduct: Total stock-based compensation expense determined under fair value method for all awards, net of related tax effects	2	2	2	2
Pro forma net income	$180	$154	$172	$154
Earnings per share:
Basic - as reported	$0.75	$0.69
Basic - pro forma	$0.74	$0.68
Diluted - as reported	$0.75	$0.68
Diluted - pro forma	$0.74	$0.68
*	Represents the consolidated financial results of Con Edison and all of its subsidiaries.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note C - Regulatory Matters

Reference is made to “Accounting Policies” in Note A and “Rate and Restructuring Agreements” in Note B to the financial statements in Item 8 of the Form 10-K.

Regulatory assets and liabilities at March 31, 2005 and December 31, 2004 were comprised of the following items:

	Con Edison		Con Edison of New York
(Millions of Dollars)	2005	2004	2005	2004
Regulatory assets
Future federal income tax	$766	$762	$718	$715
Environmental remediation costs	205	165	145	106
Recoverable energy costs	197	275	185	257
Sale of nuclear generating plant including interest	166	176	166	176
World Trade Center restoration costs	115	104	115	104
Property tax reconciliation	96	80	96	80
Sale costs - First Avenue properties*	86	178	86	178
Transition bond charges	73	74	—	—
Retirement program costs	73	71	28	29
Workers’ compensation	48	48	48	48
Electric interference costs	44	44	44	44
Unbilled gas revenue	44	44	44	44
Revenue taxes	43	46	43	46
NYS tax law changes	34	40	34	40
Asbestos-related costs	26	26	25	25
Collection agent deferral	21	21	21	21
Other	151	109	136	97
Total Regulatory Assets	$2,188	$2,263	$1,934	$2,010
Regulatory liabilities
Allowance for cost of removal less salvage	$703	$723	$646	$666
Transmission congestion contracts	392	391	392	391
Gain on sale of First Avenue properties*	211	—	211	—
NYISO reconciliation	174	167	174	167
2004 electric, gas and steam rate plan charges	124	124	124	124
Gain on divestiture	56	56	55	55
Electric excess earnings	50	50	50	50
NYS tax law changes	49	44	37	32
Interest on federal income tax refund	37	37	37	37
Refundable energy costs	31	29	—	—
DC service incentive	29	33	29	33
Deposit from sale of First Avenue properties*	25	50	25	50
Accrued electric rate reduction	25	25	25	25
Gain on disposition of property – W. 45 St.	24	24	24	24
Excess dividends tax	22	18	22	18
Gas interference – cost sharing	12	11	12	11
Gas interruptible sales credits	11	22	11	22
Other	222	191	167	163
Total Regulatory Liabilities	$2,197	$1,995	$2,041	$1,868
*	The 2005 amounts reflect the completion of the sale of certain of the properties located on First Avenue in Manhattan that were under contract for sale.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Rate and Restructuring Agreements

Electric

In March 2005, the PSC approved a Joint Proposal by Con Edison of New York, the staff of the PSC and other parties with respect to the rates the company can charge its customers for electric delivery service. The approved electric rate plan covers the three year period April 2005 through March 2008, and provides for increases in electric base rates of $104.6 million, effective April 1, 2005, and $220.4 million, effective April 1, 2007. In addition, the company will retain the first $60 million of auction proceeds from the sale of transmission rights on the company’s transmission system (transmission congestion contracts) in each of the three years. The rate increases are lower than they otherwise would have been as a result of the amortization of certain regulatory assets and liabilities, the net effect of which will be to increase electric revenues by $128 million, $173 million and $249 million in the first, second and third rate years, respectively. Additional provisions of the electric rate plan include:

•	retention of 50 percent of any earnings between an 11.4 percent and a 13 percent return on equity and 25 percent of earnings in excess of a 13 percent return on equity (based upon the company’s actual capital structure, subject to a maximum equity ratio of 50 percent of capitalization), with the remainder of such earnings to be deferred for the benefit of customers;

•	annual reconciliation of actual transmission and distribution utility plant, net of depreciation, to the levels reflected in rates, with the revenue requirement impact of such difference (i.e., rate of return and depreciation) deferred as a regulatory asset or liability, as the case may be;

•	annual reconciliation of pension and other postretirement benefit costs, environmental remediation costs and, if the variation exceeds 2.5 percent, property taxes and the cost of moving facilities to avoid interfering with governmental projects (interference costs) to the amounts for such costs reflected in electric rates, with the difference deferred as a regulatory asset or liability, as the case may be; provided that only 50 percent of the difference can be deferred as a regulatory asset if the annual return on equity is between 11.4 percent and 13 percent and there is to be no deferral of the difference if the annual return on equity is in excess of 13 percent;

•	recognition of a $100 million pre-tax charge in 2004 to electric operating revenues to resolve certain issues raised in the proceeding, relating primarily to the treatment of prior period pension credits;

•

potential positive earnings adjustments if the company meets certain standards for its retail access and demand side management programs, and potential negative earnings adjustments if it does not meet certain standards for: (i) frequency and duration of service interruptions; (ii)

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

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

Other Regulatory Matters

In January 2004, a woman died when she came into contact with the metal frame of a Con Edison of New York service box that had been energized by a low voltage cable that had been repaired in a manner that varied from the company’s written procedures. Following the accident, the PSC instituted a proceeding as to whether the company violated the safety requirements of the New York Public Service Law and ordered the company to show cause why the PSC should not commence an action seeking penalties from the company. In addition, the PSC and New York City adopted requirements for utilities to conduct annual testing and inspections of their electrical related infrastructure. The failure to meet the new requirements or the standards for repair, removal or replacement of damaged poles, temporary shunts, street lights, traffic signals and circuit breakers included in the electric rate plan (discussed above) could result in the imposition of substantial penalties. The Utilities believe that their utility systems are safe and reliable. The Companies, however, are unable to predict whether or not any proceedings or any regulatory actions relating to the accident will have a material adverse effect on their financial condition, results of operations or liquidity.

Note D - Short-Term Borrowing and Credit Agreements

At March 31, 2005, Con Edison and the Utilities had commercial paper programs totaling $950 million under which short-term borrowings are made at prevailing market rates. These programs are supported by revolving credit agreements with banks. At March 31, 2005, $50 million was outstanding under Con Edison’s $350 million program, at a weighted average interest rate of 2.86 percent. There was no balance outstanding under Con Edison of New York’s $500 million program. Con Edison of New York changes the amount of its program from time to time, subject to FERC-authorized limits of $1 billion.

In April 2005, Con Edison and the Utilities entered into a five-year revolving credit agreement, under which banks committed to provide loans and letters of credit in an aggregate amount of up to $937.5 million, and terminated a three-year credit agreement that was to expire in November 2005. Bank

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

commitments under the new revolving credit agreement and a three-year credit agreement that expires in November 2006 total $1.5 billion, with the full amount available to Con Edison of New York and $500 million available to Con Edison, the parent company (subject to increase to $1.2 billion if approved by the parent company’s board of directors). Neither Con Edison nor either of the Utilities is responsible for the obligations under the credit agreements of any company other than itself.

The banks’ commitments under the credit agreements are subject to certain conditions, including that there be no event of default and, in the case of Con Edison of New York, that the company has received required regulatory approvals. The commitments are not subject to maintenance of credit rating levels or the absence of a material adverse change. Upon a change of control of, or upon an event of default by one of the Companies, the banks may terminate their commitments with respect to that company and declare any amounts owed by that company under the credit agreements immediately due and payable. Events of default include the exceeding at any time of a ratio of consolidated debt to consolidated total capital of 0.65 to 1 (at March 31, 2005, this ratio was 0.50 to 1 for Con Edison and 0.49 to 1 for Con Edison of New York); having liens on its assets in an aggregate amount exceeding 5 percent of its consolidated total capital, subject to certain exceptions; and the failure by the company, following any applicable notice period, to meet certain other customary covenants. The fees charged for the revolving credit facilities and any loans made or letters of credit issued under the credit agreements reflect the Companies’ respective credit ratings. At March 31, 2005, no loans were outstanding under any of the credit agreements and $157 million of letters of credit had been issued.

Note E - Environmental Matters

Superfund Sites

Hazardous substances, such as asbestos, polychlorinated biphenyls (PCBs) and coal tar, have been used or generated in the course of operations of the Utilities and their predecessors and are present at sites and in facilities and equipment they currently or previously owned, including sites at which gas was manufactured or stored.

The Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 and similar state statutes (Superfund) impose joint and several liability, regardless of fault, upon generators of hazardous substances for investigation and remediation costs (which include costs of demolition, removal, disposal, storage, replacement, containment and monitoring) and environmental damages. Liability under these laws can be material and may be imposed for contamination from past acts, even though such past acts may have been lawful at the time they occurred. The sites at which the Utilities have been asserted to have liability under these laws, including their manufactured gas sites, are referred to herein as “Superfund Sites.”

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

For the three months ended March 31, 2005 and 2004, Con Edison of New York incurred approximately $3 million and $5 million, respectively, for environmental remediation costs. There were no insurance recoveries received during these periods.

The accrued liabilities and regulatory assets related to Superfund Sites for the Companies at March 31, 2005 and December 31, 2004 were as follows:

	Con Edison		Con Edison of New York
(Millions of Dollars)	2005	2004	2005	2004
Accrued liabilities:
Manufactured gas plant sites	$180	$148	$124	$92
Other Superfund Sites	53	50	52	49
Total	$233	$198	$176	$141
Regulatory assets	$205	$165	$145	$106

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

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

assumptions regarding the extent of contamination and the type and extent of remediation that may be required. Actual experience may be materially different.

Asbestos Proceedings

Suits have been brought in New York State and federal courts against the Utilities and many other defendants, wherein a large number of plaintiffs sought large amounts of compensatory and punitive damages for deaths and injuries allegedly caused by exposure to asbestos at various premises of the Utilities. The suits that have been resolved, which are many, have been resolved without any payment by the Utilities, or for amounts that were not, in the aggregate, material to them. The amounts specified in the remaining thousands of suits total billions of dollars; however, the Companies believe that these amounts are greatly exaggerated, based on the disposition of previous claims. Con Edison of New York estimated in 2004 that its aggregate undiscounted potential liability for these suits and additional such suits that may be brought over the next 15 years is $25 million. The estimate was based upon a combination of modeling, historical data analysis and risk factor assessment. Actual experience may be materially different.

In addition, certain current and former employees have claimed or are claiming workers’ compensation benefits based on alleged disability from exposure to asbestos. Con Edison of New York is permitted under its current rate agreements to defer as regulatory assets (for subsequent recovery through rates) liabilities incurred for its asbestos lawsuits and workers’ compensation claims.

The accrued liability for asbestos suits and workers’ compensation proceedings (including those related to asbestos exposure) and the amounts deferred as regulatory assets for the Companies at March 31, 2005 and December 31, 2004 were as follows:

	Con Edison		Con Edison of New York
(Millions of Dollars)	2005	2004	2005	2004
Accrued liability - asbestos suits	$26	$26	$25	$25
Regulatory assets - asbestos suits	26	26	25	25
Accrued liability - workers’ compensation	121	122	118	119
Regulatory assets - workers’ compensation	$48	$48	$48	$48

Note F - Northeast Utilities Litigation

In March 2001, Con Edison commenced an action in the United States District Court for the Southern District of New York (the District Court), entitled Consolidated Edison, Inc. v. Northeast Utilities (the First Federal Proceeding), seeking a declaratory judgment that Northeast Utilities has failed to meet certain conditions precedent to Con Edison’s obligation to complete its acquisition of Northeast Utilities pursuant to their agreement and plan of merger, dated as of October 13, 1999, as

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

amended and restated as of January 11, 2000 (the merger agreement). In May 2001, Con Edison amended its complaint. As amended, Con Edison’s complaint seeks, among other things, recovery of damages sustained by it as a result of the material breach of the merger agreement by Northeast Utilities, and the District Court’s declaration that under the merger agreement Con Edison has no further or continuing obligations to Northeast Utilities and Northeast Utilities has no further or continuing rights against Con Edison.

In June 2001, Northeast Utilities withdrew the separate action it commenced in March 2001 in the same court and filed as a counter-claim in the First Federal Proceeding its claim that Con Edison materially breached the merger agreement and that, as a result, Northeast Utilities and its shareholders have suffered substantial damages, including the difference between the consideration to be paid to Northeast Utilities’ shareholders pursuant to the merger agreement and the market value of Northeast Utilities’ common stock (the so-called “lost premium” claim), expenditures in connection with regulatory approvals and lost business opportunities. Pursuant to the merger agreement, Con Edison agreed to acquire Northeast Utilities for $26.00 per share (an estimated aggregate of not more than $3.9 billion) plus $0.0034 per share for each day after August 5, 2000 through the day prior to the completion of the transaction, payable 50 percent in cash and 50 percent in stock.

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

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

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

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note G - Other Material Contingencies

Lease In/Lease Out Transactions

As part of a broad initiative, the Internal Revenue Service is reviewing certain categories of transactions. Among these are transactions in which a taxpayer leases property and then immediately subleases it back to the lessor (termed “Lease In/Lease Out,” or LILO transactions). In 1997 and 1999, Con Edison Development entered into two LILO transactions, involving gas distribution and electric generating facilities in the Netherlands, with a total investment of $259 million. The transactions were financed with $93 million of equity and $166 million of non-recourse, long-term debt secured by the underlying assets. In accordance with SFAS No. 13, “Accounting for Leases,” Con Edison is accounting for the two LILO transactions as leveraged leases. Accordingly, the company’s investment in these leases, net of deferred taxes, is carried as a single amount in Con Edison’s consolidated balance sheet and income is recognized pursuant to a method that incorporates a level rate of return for those years when net investment in the lease is positive, based upon the after-tax cash flows projected at the inception of the leveraged leases. At March 31, 2005, and December 31, 2004, the company’s investment in these leveraged leases ($217 million and $215 million, respectively) net of deferred tax liabilities ($171 million and $165 million, respectively), amounted to $46 million and $50 million, respectively. The estimated tax savings from the two LILO transactions during the tax years 1997 through March 2005, in the aggregate, was $123 million. On audit of Con Edison’s tax return for 1997, the Internal Revenue Service proposed that the tax losses in connection with the 1997 LILO transaction be disallowed. In a recent meeting, the FASB tentatively decided that a change in the amount or timing of the tax benefits that are realized by a lessor in a leveraged lease should result in a recalculation of the leveraged lease with any change in the recalculated net investment recognized as a gain or loss currently.

Con Edison believes that its LILO’s were correctly reported and is currently appealing the proposed disallowance within the Internal Revenue Service. If the amount or the timing of the tax benefits anticipated to be realized by Con Edison from the LILO transactions were to be altered in connection with either a settlement with the Internal Revenue Service or by a final court decision, the company could be required to recalculate the effect of the LILO’s, which could result in a charge to earnings that could have a material adverse effect on its results of operations.

Collection Agent Termination

In April 2004, Con Edison of New York terminated arrangements with a collection agent, which also processed payments for other large corporations and governmental agencies. The New York State Banking Department suspended the license of the collection agent, and the collection agent consented to an involuntary bankruptcy proceeding commenced against it by a group of its unsecured creditors. The collection agent has not forwarded to the company an estimated $21 million of payments it

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

received from the company’s customers. The company is continuing to review the matter and the possible recovery of these payments from the bankrupt’s estate, insurance or other sources. In April 2004, the company reflected the possible loss of these payments on its balance sheet and recorded an offsetting regulatory asset. The company filed a petition with the PSC in connection with this matter.

Note H - Lower Manhattan Restoration

Con Edison of New York estimates that its costs for emergency response to the September 11, 2001 attack on the World Trade Center, and for resulting temporary and subsequent permanent restoration of electric, gas and steam transmission and distribution facilities damaged in the attack will total $430 million, net of insurance payments. Most of the costs, which are capital in nature, have already been incurred. At March 31, 2005, the company has received reimbursement for $139 million of these costs ($76 million under insurance policies and $63 million from the federal government). The company submitted additional applications for federal government reimbursement totaling $172 million in December 2004 and March 2005. The company expects to receive up to $10 million in additional funds from insurance policies and to submit additional applications for federal government reimbursement when appropriate. At March 31, 2005, the company had incurred capital costs of $211 million and, pursuant to a petition it filed with the PSC in 2001, deferred $126 million, including interest, as a regulatory asset; these amounts are net of reimbursements to that date. The company expects the PSC to permit recovery from customers of the costs, net of any federal reimbursement, insurance payments and tax savings.

Suits have been brought in New York State and federal courts against Con Edison, Con Edison of New York and other parties, including the City of New York, by employees of the City and contractors working at the World Trade Center site. The suits, of which there are hundreds, generally seek unspecified amounts of damages allegedly resulting from exposure to hazardous substances in connection with emergency response and restoration activities at the site. The Companies believe that their activities were prudent and in compliance with applicable laws. Neither of the Companies, however, is able to predict whether or not any proceedings or other actions relating to the activities will have a material adverse effect on its financial condition, results of operations or liquidity.

Based upon New York City’s announced plans for improvement projects in lower Manhattan, including a transportation hub, the company anticipates that over the next five to ten years it may incur up to $250 million in incremental interference costs in lower Manhattan. The company’s rate plans include provisions for the recovery of interference costs.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note I - Guarantees

Con Edison and its subsidiaries enter into various agreements providing financial or performance assurance primarily to third parties on behalf of their subsidiaries. In addition, a Con Edison Development subsidiary has issued guarantees on behalf of entities in which it has an equity interest. Maximum amounts guaranteed by Con Edison totaled $997 million and $989 million at March 31, 2005 and December 31, 2004, respectively.

A summary by type and term, of Con Edison’s total guarantees at March 31, 2005 is as follows:

Guarantee Type	0-3 years	4-10 years	> 10 years	Total
	(Millions of Dollars)
Commodity transactions	$696	$28	$132	$856
Affordable housing program	—	41	—	41
Intra-company guarantees	5	46	1	52
Other guarantees	33	12	3	48
TOTAL	$734	$127	$136	$997

For a description of guarantee types, see Note S to the financial statements in Item 8 of the Form 10-K.

Note J - Financial Information By Business Segment

Reference is made to Note O to the financial statements in Item 8 of Form 10-K.

The financial data for the business segments are as follows:

	For the Three Months Ended March 31,
	Operating Revenues		Intersegment Revenues		Depreciation and Amortization		Operating Income
(Millions of Dollars)	2005	2004	2005	2004	2005	2004	2005	2004
Con Edison of New York
Electric	$1,393	$1,419	$3	$3	$99	$94	$106	$114
Gas	631	553	1	1	19	18	92	78
Steam	267	235	—	1	4	5	48	38
Total Con Edison of New York	$2,291	$2,207	$4	$5	$122	$117	$246	$230
O&R
Electric	$120	$120	$—	$—	$7	$6	$10	$9
Gas	97	93	—	—	2	2	12	10
Total O&R	$217	$213	$—	$—	$9	$8	$22	$19
Unregulated Energy Subsidiaries	$294	$263	$—	$—	$10	$10	$14	$8
Other*	(1)	(4)	(4)	(5)	—	1	1	2
Total Con Edison	$2,801	$2,679	$—	$—	$141	$136	$283	$259
*	Parent company expenses, primarily interest and consolidation adjustments. Operating revenues and operating income in 2005 include amounts related to RECO securitization. Other does not represent a business segment.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note K - Pension Benefits

Reference is made to Note E to the financial statements in Item 8 of the Form 10-K.

Net Periodic Benefit Cost

The components of the Companies’ net periodic benefit costs for the three months ended March 31, 2005 and 2004 were as follows:

	Con Edison		Con Edison of New York
(Millions of Dollars)	2005	2004	2005	2004
Service cost - including administrative expenses	$31	$27	$27	$25
Interest cost on projected benefit obligation	106	103	99	96
Expected return on plan assets	(161)	(163)	(155)	(157)
Amortization of net actuarial (gain)/loss	17	(10)	13	(13)
Amortization of prior service costs	3	3	3	3
NET PERIODIC BENEFIT COST	$(4)	$(40)	$(13)	$(46)
Amortization of regulatory asset*	1	1	1	1
TOTAL PERIODIC BENEFIT COST	$(3)	$(39)	$(12)	$(45)
Cost capitalized	2	12	4	11
Cost deferred	(5)	(2)	(2)	—
Cost (credited)/charged to operating expenses	$(6)	$(29)	$(10)	$(34)

*	Relates to increases in Con Edison of New York’s pension obligations of $33 million from a 1993 special retirement program and $45 million from a 1999 special retirement program.

Expected Contributions

Based on current estimates, the Companies are not required under funding regulations and laws to make any contributions to the pension plan during 2005. Con Edison expects to make discretionary contributions of $29 million in 2005. Con Edison of New York does not expect to make any contributions in 2005.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note L - Other Postretirement Benefits

Reference is made to Note F to the financial statements in Item 8 of the Form 10-K.

Net Periodic Benefit Cost

The components of the Companies’ net periodic other postretirement benefit costs for the three months ended March 31, 2005 and 2004 were as follows:

	Con Edison		Con Edison of New York
(Millions of Dollars)	2005	2004	2005	2004
Service cost	$3	$3	$2	$2
Interest cost on accumulated other postretirement benefit obligation	18	21	16	19
Expected return on plan assets	(19)	(20)	(18)	(19)
Amortization of net actuarial loss	14	13	12	12
Amortization of prior service costs	(3)	(3)	(3)	(3)
Amortization of transition obligation	1	1	1	1
NET PERIODIC OTHER POSTRETIREMENT BENEFIT COST	$14	$15	$10	$12
Cost capitalized	(4)	(4)	(3)	(3)
Cost deferred	—	—	1	—
Cost charged to operating expenses	$10	$11	$8	$9

Expected Contributions

Based on current estimates, Con Edison and Con Edison of New York expect to make contributions of $46 million and $36 million, respectively, to the other postretirement benefit plans in 2005.

Note M - Derivative Instruments and Hedging Activities

Reference is made to Note P to the financial statements in Item 8 of the Form 10-K.

Energy Price Hedging

Con Edison’s subsidiaries hedge market price fluctuations associated with physical purchases and sales of electricity and natural gas by using derivative instruments including futures, options, forwards, basis swaps, transmission congestion contracts and financial transmission rights contracts. The fair values of these hedges at March 31, 2005 and December 31, 2004 were as follows:

	Con Edison		Con Edison of New York
(Millions of Dollars)	2005	2004	2005	2004
Fair value of net assets	$205	$49	$118	$9

Cash Flow Hedges

Con Edison’s subsidiaries designate a portion of derivative instruments as cash flow hedges under Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

The following table presents selected information related to these cash flow hedges included in accumulated other comprehensive income (OCI) at March 31, 2005:

	Maximum Term		Accumulated Other Comprehensive Income/ (Loss) Net of Tax		Portion Expected to be Reclassified to Earnings During the Next 12 Months
(Term in Months/ Millions of Dollars)	Con Edison	Con Edison of New York	Con Edison	Con Edison of New York	Con Edison	Con Edison of New York
Energy Price Hedges	33	33	$29	$5	$27	$4

The actual amounts that will be reclassified to earnings may vary from the expected amounts presented above as a result of changes in market prices. The effect of reclassification from accumulated OCI to earnings will generally be offset by the recognition of the hedged transaction in earnings.

The unrealized net gains and losses relating to the hedge ineffectiveness of these cash flow hedges that were recognized in net earnings for the three months ended March 31, 2005 and 2004 were immaterial to the results of operations of the Companies for those periods.

Other Derivatives

The Companies enter into certain derivative instruments that do not qualify or are not designated as hedges under SFAS No. 133. However, management believes these instruments represent economic hedges that mitigate exposure to fluctuations in commodity prices. The Utilities recover all gains and losses on these instruments. See “Recoverable Energy Costs” in Note A to the financial statements in Item 8 of the Form 10-K. Con Edison’s unregulated subsidiaries record unrealized gains and losses on these derivative contracts in earnings in the reporting period in which they occur. For the three months ended March 31, 2005 and 2004 unrealized gains and losses on these contracts were immaterial to the results of operations of Con Edison.

Interest Rate Hedging

Con Edison’s subsidiaries use interest rate swaps to manage interest rate exposure associated with debt. The fair values of these interest rate swaps at March 31, 2005 and December 31, 2004 were as follows:

	Con Edison		Con Edison of New York
(Millions of Dollars)	2005	2004	2005	2004
Fair value of interest rate swaps	$(14)	$(19)	$3	$1

Fair Value Hedges

Con Edison of New York’s swap (related to $225 million of tax-exempt debt) is designated as a fair value hedge, which qualifies for “short-cut” hedge accounting under SFAS No. 133. Under this

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

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

In January and February of 2005, Con Edison of New York entered into seven forward starting swap agreements to hedge a portion of anticipated interest payments associated with future debt issuance. The swaps are designated as cash flow hedges. At the inception of each hedge, the company locks in a swap rate that has a high correlation with the company’s total borrowing costs. The swap agreements are expected to be unwound at the time of debt issuance. No cash payments will be made until the unwind date, although under some circumstances, collateral may be given to, or received from, the swap counterparty.

The following table presents selected information related to these cash flow hedges included in accumulated OCI at March 31, 2005:

	Accumulated Other Comprehensive Income/ (Loss) Net of Tax		Portion Expected to be Reclassified to Earnings during the Next 12 Months
(Millions of Dollars)	Con Edison	Con Edison of New York	Con Edison	Con Edison of New York
Interest Rate Swaps	$(7)	$3	$1	$3

The actual amounts that will be reclassified may vary from the expected amounts presented above as a result of changes in interest rates. For the Utilities, these costs are recovered in rates and the reclassification will have no impact on results of operations.

Note N - New Financial Accounting Standards

In March 2005, the FASB issued FASB Interpretation (FIN) No. 47, “Accounting for Conditional Asset Retirement Obligations – An Interpretation of FASB Statement No. 143,” which is effective for the fiscal year ending December 31, 2005. The Interpretation clarifies that a legal obligation to perform an asset retirement activity that is conditional on a future event is within the scope of SFAS No. 143. Accordingly, an entity would be required to recognize a liability for the fair value of an asset retirement obligation that is conditional on a future event if the liability’s fair value can be reasonably estimated. The

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Interpretation provides additional guidance for evaluating whether sufficient information is available to make a reasonable estimate of the fair value. The Companies have not yet determined the impact on the Companies’ financial position, results of operations or liquidity, but it could be material.

In March 2005, the FASB issued FSP FIN 46(R)-5, “Implicit Variable Interests under FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities.” This FSP is effective as of April 1, 2005. The FSP requires a company to consider whether it holds an implicit variable interest in a variable interest entity (VIE) or potential VIE. An implicit interest involves the absorbing and/or receiving of variability indirectly from the VIE, and may take many different forms such as a lessee under a leasing arrangement or a party to a supply contract, service contract or derivative contract. The adoption of FSP FIN 46(R)-5 is not expected to have a material impact on the Companies’ financial position, results of operations or liquidity.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment.” This statement requires that companies recognize an expense in their financial statements for transactions where a company exchanges its equity instruments for goods or services. SFAS No. 123(R) provides for two alternative methods of adoption, the modified prospective application and the modified retrospective application. The modified prospective application applies to new awards and to awards modified, repurchased or cancelled after the required effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the required effective date will be recognized as the requisite service is rendered on or after the required effective date. Alternatively, the modified retrospective application may be applied either to all prior years for which SFAS No. 123 was effective or only to prior interim periods in the year of initial adoption. In March 2005, the SEC issued Staff Accounting Bulletin (SAB) No. 107 which provides guidance regarding the application of SFAS No. 123(R). In addition, in April 2005, the SEC announced the adoption of a new rule that amends the compliance dates of SFAS 123(R), allowing companies to implement the guidance at the beginning of their next fiscal year, instead of periods beginning after June 15, 2005. The adoption of SFAS No. 123(R) is not expected to have a material impact on the Companies’ financial position, results of operations or liquidity.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29.” APB No. 29 requires exchanges of nonmonetary assets to be measured on the basis of the fair value of the assets exchanged, with certain exceptions. SFAS No. 153 eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance, that is, transactions that are not expected to result in significant changes in the future cash flows of the reporting entity. This Statement is effective for nonmonetary exchanges occurring in fiscal periods

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have a material impact on the Companies’ financial position, results of operations or liquidity.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs – an amendment of ARB No. 43, Chapter 4.” This Statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. The Statement is effective for inventory costs incurred during fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 151 is not expected to have a material impact on the Companies’ financial position, results of operations or liquidity.

In September 2004, the EITF reached a consensus on Issue No. 04-10, “Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds,” which is anticipated to be effective this year. The consensus indicated that operating segments that do not meet the quantitative thresholds specified in SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” may be aggregated under certain circumstances. The adoption of this EITF consensus is not expected to have a material impact on the Companies’ financial position, results of operations or liquidity.

Note O - Con Edison Communications (CEC)

Reference is made to Note W to the financial statements in Item 8 of the Form 10-K.

On May 4, 2005, Con Edison and FiberNet Telecom Group, Inc. mutually agreed to terminate their agreement for the sale of CEC.

Con Edison remains committed to its plan to sell CEC. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” beginning November 2004, Con Edison classified CEC’s assets and liabilities as “held for sale” on its consolidated balance sheet and ceased recording depreciation expense on CEC’s assets. As of March 31, 2005, CEC had assets and liabilities of $58 million and $13 million, respectively.

If Con Edison ultimately decides not to sell CEC, or if Con Edison continues to pursue a sale but the requirements of SFAS No. 144 which would allow Con Edison to continue to classify CEC as “held for sale” are not met, the company will be required, at that point, to (A) recognize a charge to earnings to reduce its carrying amount for CEC to the lower of: (i) its carrying amount less the depreciation expense that would have been recognized if CEC had not been classified as held for sale or (ii) CEC’s fair value at the date the subsidiary no longer qualifies as “held for sale” pursuant to SFAS No. 144; and (B) resume recognizing depreciation expense.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

CEC’s total operating revenues were $10 million and $7 million for the three months ended March 31, 2005 and 2004, respectively. CEC’s losses for these periods, net of income taxes, are reported as “Discontinued operations” on Con Edison’s consolidated income statement. If in the future CEC were no longer classified as “held for sale,” its results would be retroactively reclassified to continuing operations for all periods reported.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF NEW YORK)

This combined management’s discussion and analysis of financial condition and results of operations (MD&A) relates to the consolidated financial statements in Part I, Item 1 of this report (the First Quarter Financial Statements) of two separate registrants: Consolidated Edison, Inc. (Con Edison) and Consolidated Edison Company of New York, Inc. (Con Edison of New York). As used in this report, the term the “Companies” refers to Con Edison and Con Edison of New York. Con Edison of New York is a subsidiary of Con Edison and, as such, information in this MD&A about Con Edison of New York applies to Con Edison.

This MD&A should be read in conjunction with the First Quarter Financial Statements and the notes thereto and the MD&A in Item 7 of the Companies’ combined Annual Report on Form 10-K for the year ended December 31, 2004 (File Nos. 1-14514 and 1-1217, the Form 10-K).

Information in the notes to the consolidated financial statements referred to in this discussion and analysis is incorporated by reference herein. The use of terms such as “see” or “refer to” shall be deemed to incorporate by reference into this discussion and analysis the information to which reference is made.

CORPORATE OVERVIEW

Con Edison’s principal business operations are those of its utility subsidiaries Con Edison of New York and Orange and Rockland Utilities, Inc. (O&R), together known as the “Utilities”. Con Edison also has unregulated subsidiaries that compete primarily in energy-related businesses.

Certain financial data of Con Edison’s subsidiaries is presented below:

	Three months ended March 31, 2005				At March 31, 2005
(Millions of Dollars)	Operating Revenues		Net Income		Assets
Con Edison of New York	$2,291	82%	$170	94%	$19,972	85%
O&R	217	8%	17	9%	1,462	6%
Total Utilities	2,508	90%	187	103%	21,434	91%
Con Edison Development	101	4%	(1)	—%	1,272	5%
Con Edison Energy	12	—%	—	—%	102	1%
Con Edison Solutions	183	6%	—	—%	169	1%
Other (a)	(3)	—%	(5)	(3)%	405	2%
Total continuing operations	2,801	100%	181	100%	23,382	100%
Discontinued operations (b)	—	—%	—	—%	48	—%
Total Con Edison	$2,801	100%	$181	100%	$23,430	100%

(a)	Represents inter-company and parent company accounting.
(b)	Represents the discontinued operations of Con Edison Communications.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

Con Edison’s net income for common stock for the three months ended March 31, 2005 was $181 million or $0.75 a share compared with earnings of $155 million or $0.69 a share for the three months ended March 31, 2004. The 2004 period results reflect a $3 million or $0.01 a share (after-tax) loss from the discontinued operations of Con Edison Communications (see Note O to the First Quarter Financial Statements).

For segment financial information, see Note J to the First Quarter Financial Statements and “Results of Operations,” below.

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

Because the energy delivery infrastructure must be adequate to meet demand in peak periods with a high level of reliability, the Utilities’ capital investment plans reflect, in great part, forecast growth in peak loads. Con Edison of New York estimates that, under design weather conditions, the 2005 peak load in its service area will be 13,025 MW and the average annual growth rate of the electric peak load over the next five years will be 1.5 percent. The company anticipates an ongoing need for substantial

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

capital investment in order to meet this load growth with the high level of reliability that it currently provides (see “Liquidity and Capital Resources - Capital Requirements,” below).

The Utilities have rate plans approved by state utility regulators that cover the rates they can charge their customers. Con Edison of New York’s electric, gas and steam rate plans are effective through March 31, 2008, September 30, 2007 and September 30, 2006, respectively. O&R has rate plans for its electric and gas services in New York that extend through October 31, 2006. Pursuant to the Utilities’ rate plans, charges to customers may not be changed during the respective terms of the rate plans other than for the rate increases provided for in the plans, recovery of the costs incurred for energy supply and limited other exceptions. The rate plans generally require the Utilities to share with customers earnings in excess of specified rates of return on equity. Changes in delivery volumes are reflected in operating income (except to the extent that weather-normalization provisions apply to the gas businesses). See “Regulatory Matters” below and “Recoverable Energy Costs” and “Rate and Restructuring Agreements” in Notes A and B, respectively, to the financial statements, in Item 8 of the Form 10-K.

Accounting rules and regulations for public utilities include Statement of Financial Accounting Standards (SFAS) No. 71, “Accounting for the Effects of Certain Types of Regulation,” pursuant to which the economic effects of rate regulation are reflected in financial statements. See “Application of Critical Accounting Policies,” below.

UNREGULATED ENERGY SUBSIDIARIES

Con Edison’s unregulated energy subsidiaries participate in competitive businesses and are subject to different risks than the Utilities. At March 31, 2005, Con Edison’s investment in its unregulated energy subsidiaries was $613 million and the unregulated subsidiaries’ assets amounted to $1.5 billion.

Consolidated Edison Solutions, Inc. (Con Edison Solutions) sells electricity to delivery customers of the Utilities and other utilities in the Northeast and Mid-Atlantic regions and also offers energy-related services. The company sold approximately 7.5 million mWhrs of electricity to customers over the 12-month period ended March 31, 2005.

Consolidated Edison Development, Inc. (Con Edison Development) owns and operates generating plants and participates in other infrastructure projects. At March 31, 2005, the company owned the equivalent of 1,668 MW of capacity in electric generating facilities of which 224 MW is sold under long-term purchase power agreements and the balance is sold on the wholesale electricity markets.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

Consolidated Edison Energy, Inc. (Con Edison Energy) provides energy and capacity to Con Edison Solutions and others and markets the output of plants owned or operated by Con Edison Development. The company also provides risk management services to Con Edison Solutions and Con Edison Development and offers these services to others.

DISCONTINUED OPERATIONS

In December 2004, after a comprehensive strategic review, Con Edison determined to sell Consolidated Edison Communications, LLC (Con Edison Communications). See Note O to the First Quarter Financial Statements.

RESULTS OF OPERATIONS - SUMMARY

Con Edison’s earnings per share for the three months ended March 31, 2005 were $0.75 ($0.75 on a diluted basis) compared to $0.69 ($0.68 on a diluted basis) for the 2004 period.

Earnings for the three months ended March 31, 2005 and 2004 were as follows:

(Millions of Dollars)	2005	2004
Con Edison of New York	$170	$152
O&R	17	15
Con Edison Development	(1)	(5)
Con Edison Energy	—	1
Con Edison Solutions	—	—
Other (a)	(5)	(5)
Total continuing operations	181	158
Discontinued operations (b)	—	(3)
CON EDISON	$181	$155
(a)	Represents inter-company and parent company accounting including interest expense on debt and non-operating income tax expense.
(b)	Represents the discontinued operations of Con Edison Communications.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

Con Edison’s earnings for the three months ended March 31, 2005 were $26 million higher than the 2004 period, reflecting the following factors (after tax, in millions):

Con Edison of New York:
Sales growth (estimated)	$9
Impact of weather in 2005 versus 2004 (estimated)	(3)
Gas rate changes (estimated)	8
Retention of non-firm gas revenues	9
Steam rate changes (estimated)	21
Increased pensions and other post-retirement benefits costs	(13)
Higher operations and maintenance expense	(9)
Higher depreciation and property tax expense	(9)
Other	5
Total Con Edison of New York	18
O&R	2
Unregulated energy subsidiaries including parent company	3
Discontinued operations	3
Total	$26

See “Results of Operations” below for further discussion and analysis of results of operations.

RISK FACTORS

The Companies are influenced by many factors that are difficult to predict, and that involve uncertainties that may materially affect our actual operating results, cash flows and financial condition. See “Risk Factors” in Item 7 of the Form 10-K.

FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements intended to qualify for the safe-harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements of future expectation and not facts. Words such as “expects,” “estimates,” “anticipates,” “intends,” “believes,” “plans,” “will” and similar expressions identify forward-looking statements. Forward-looking statements are based on information available at the time the statements are made, and accordingly speak only as of that time. Actual results or developments might differ materially from those included in the forward-looking statements because of various factors such as those discussed under “Risk Factors” in Item 7 of the Form 10-K.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

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

LIQUIDITY AND CAPITAL RESOURCES

The Companies’ liquidity reflects cash flows from operating, investing and financing activities, as shown on their respective consolidated statement of cash flows included in Part I, Item 1 of this report and as discussed below. See “Liquidity and Capital Resources” in Item 7 of the Form 10-K. Changes in the Companies’ cash and temporary cash investments resulting from operating, investing and financing activities for the three months ended March 31, 2005 and 2004 are summarized as follows:

	Con Edison			Con Edison of New York
(Millions of Dollars)	2005	2004	Variance	2005	2004	Variance
Operating activities	$387	$149	$238	$342	$76	$266
Investing activities	(99)	(369)	270	(86)	(334)	248
Financing activities	163	226	(63)	133	266	(133)
Net change	451	6	445	389	8	381
Balance at beginning of period	26	49	(23)	10	33	(23)
Balance at end of period	$477	$55	$422	$399	$41	$358

Cash Flows from Operating Activities

The Utilities’ cash flows from operating activities reflect principally their energy sales and deliveries and cost of operations. The volume of energy sales and deliveries is dependent primarily on factors external to the Utilities, such as weather and economic conditions. The prices at which the Utilities provide energy to their customers are determined in accordance with rate plans approved by state public utility regulators. See “Regulatory Matters” below. In general, changes in the Utilities’ cost of purchased power, fuel and gas may affect the timing of cash flows but not net income because the costs are recovered in accordance with rate plans. See “Recoverable Energy Costs” in Note A to the financial statements in Item 8 of the Form 10-K.

Net income is the result of cash and non-cash (or accrual) transactions. Only cash transactions affect the Companies’ cash flows from operating activities. Principal non-cash charges include depreciation,

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

deferred income taxes and allowance for net cost of removal. For Con Edison of New York, principal non-cash credits include prepaid pension costs. Pension credits resulted primarily from past favorable performance in Con Edison of New York’s pension fund. See “Application of Critical Accounting Policies – Accounting for Pensions and Other Postretirement Benefits” in Item 7 of the Form 10-K and Notes E and F to the financial statements in Item 8 of the Form 10-K.

Net cash flows from operating activities for the three months ended March 31, 2005 for Con Edison and Con Edison of New York were $238 million and $266 million higher, respectively, than in the 2004 period. The change at Con Edison and Con Edison of New York reflects primarily increases to net income (due, in part, to additional gas and steam revenues attributable to rate increases) and accrued taxes. This increase also reflects decreases in gas in storage and recoverable energy costs.

Cash Flows Used in Investing Activities

Net cash flows used in investing activities for Con Edison and Con Edison of New York were $270 million and $248 million lower, respectively, for the three months ended March 31, 2005 than in the 2004 period, reflecting primarily net proceeds from the completion of the sale by Con Edison of New York of certain of the properties located on First Avenue in Manhattan that were under contract for sale (collectively referred to as the “First Avenue” properties), partially offset by increased construction expenditures. Under the company’s rate plans, gains from the property sale have been deferred as a regulatory liability, and accordingly, no income was recognized from the sale. For Con Edison, net cash flows used in investing activities include the impact of lower construction expenditures by its unregulated energy subsidiaries.

Cash Flows from Financing Activities

Net cash flows from financing activities for Con Edison and Con Edison of New York decreased $63 million and $133 million in the three months ended March 31, 2005 compared with the 2004 period, respectively.

Cash flows from financing activities reflect a reduction in commercial paper balances (included on the consolidated balance sheets as “Notes payable”). Con Edison’s commercial paper outstanding at March 31, 2005 was $50 million with a weighted average annualized yield of 2.86 percent. Con Edison of New York had no commercial paper outstanding at March 31, 2005.

Con Edison’s net cash flows for the three months ended March 31, 2005 include the issuance of $40 million 5.3 percent 10-year debentures by O&R in a transaction exempt from the registration requirements of the Securities Act 1933, as amended.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

Con Edison’s cash flows from financing activities for the three months ended March 31, 2005 and 2004, reflect the issuance of Con Edison common shares through its dividend reinvestment and employee stock plans (2005: 476,235 shares for $10 million, 2004: 955,259 million shares for $25 million). In addition, as a result of the stock plan issuances, cash used to pay common stock dividends was $10 million lower in the 2005 period and $9 million lower in the 2004 period.

Net cash flows from financing activities during the three months ended March 31, 2005 and 2004 also reflect the following Con Edison of New York transactions:

2005

•	Issued $350 million 5.3% 30-year debentures, the proceeds of which were used for general corporate purposes.

2004

•	Issued $245 million of variable-rate, tax-exempt Facilities Revenue Bonds, with various maturity dates between 28 and 35 years, the proceeds of which were used to redeem in advance of maturity fixed-rate tax exempt Facilities Revenue Bonds, 5.25% due 2020, 5.375% due 2022 and 6.0% due 2028;

•	Issued $200 million 4.7% 10-year debentures and $200 million 5.7% 30-year debentures, the proceeds of which were used to redeem in advance of maturity $150 million 7.125% debentures due 2029 and for general corporate purposes; and

•	Redeemed at maturity $150 million 7.625% 12-year debentures.

External borrowings are a source of liquidity that could be affected by changes in credit ratings, financial performance and capital markets. For information about the Companies’ credit ratings and certain financial ratios, see “Capital Resources,” below.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

Changes in Assets and Liabilities

The following table shows changes in assets and liabilities at March 31, 2005, compared with December 31, 2004, that have impacted the Companies’ consolidated statements of cash flows. The changes in these balances are utilized to reconcile income to cash flow from operations. With respect to regulatory liabilities, see Note C to the First Quarter Financial Statements.

(Millions of Dollars)	Con Edison 2005 vs. 2004 Variance	Con Edison of New York 2005 vs. 2004 Variance
Assets
Other current assets	$ 169	$ 86
Prepayments	152	153
Gas in storage, at average cost	(117)	(83)
Liabilities
Regulatory liabilities	202	173
Other deferred credits	110	113

Other current assets for Con Edison and Con Edison of New York increased at March 31, 2005 as compared with year-end 2004 due primarily to higher mark-to-market gains on commodity hedges, which, for the Utilities, reduces the cost of energy recoverable from customers and has no effect on net income.

The increase in prepayments for Con Edison of New York at March 31, 2005 as compared with year-end 2004 reflects primarily the unamortized portion of property taxes paid in January 2005. Property taxes are generally prepaid in January and July of each year and amortized to expense over a six-month period.

Gas in storage decreased for Con Edison and Con Edison of New York at March 31, 2005 as compared with year-end 2004 due primarily to lower volumes in inventory due to withdrawals during the winter heating season.

Regulatory liabilities increased for Con Edison and Con Edison of New York at March 31, 2005 as compared with year-end due principally to the gain on the First Avenue properties sale.

Other deferred credits increased for Con Edison and Con Edison of New York at March 31, 2005 as compared with year-end 2004 due primarily to unrealized gains on commodity hedges, which, for the Utilities, reduces the cost of energy recoverable from customers and has no effect on net income.

Capital Resources

At March 31, 2005, there was no material change in the Companies’ capital resources compared to those disclosed under “Capital Resources” in Item 7 of the Form 10-K, other than as described below.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

In January 2005, Con Edison of New York filed a petition with the PSC for authorization to issue up to $4.4 billion of debt securities prior to December 31, 2009. The new authorization would supersede the company’s December 2001 PSC financing authorization, pursuant to which up to $830 million of debt securities may be issued prior to 2006. O&R is authorized by the PSC to issue up to $110 million of debt securities prior to 2006. In addition, the PSC has authorized the refunding of the Utilities’ outstanding debt securities and preferred stock, should the Utilities determine that it is economic to do so.

In April 2005, Con Edison and the Utilities entered into a five-year revolving credit agreement, under which a group of banks committed to provide loans and letters of credit in an aggregate amount of up to $937.5 million. This agreement supplements an existing credit agreement, which expires in November 2006, which provides for loans and letters of credit in an aggregate amount of up to $562.5 million. See Note D to the First Quarter Financial Statements.

For each of the Companies, the ratio of earnings to fixed charges (Securities and Exchange Commission basis) for the three months ended March 31, 2005, the 12 months ended December 31, 2004 and the three months ended March 31, 2004 was:

	Earnings to Fixed Charges (Times)
	For the Three Months Ended March 31, 2005	For the Twelve Months Ended December 31, 2004	For the Three Months Ended March 31, 2004
Con Edison	3.3	2.6	3.0
Con Edison of New York	3.8	3.1	3.6

For each of the Companies, the common equity ratio at March 31, 2005 and December 31, 2004 was:

	Common Equity Ratio (Percent of total capitalization)
	March 31, 2005	December 31, 2004
Con Edison	49.9	51.0
Con Edison of New York	51.6	52.9

The commercial paper of the Companies is rated P-1, A-1 and F1, respectively, by Moody’s Investors Service, Inc. (Moody’s), Standard & Poor’s Rating Services (S&P) and Fitch Ratings (Fitch). Con Edison’s unsecured debt is rated A2, A- and A-, respectively, by Moody’s, S&P and Fitch. The unsecured debt of Con Edison of New York is rated A1, A and A+, respectively, by Moody’s, S&P and Fitch. A securities rating is subject to revision or withdrawal at any time by the assigning rating organization.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

Capital Requirements

At March 31, 2005, there was no material change in the Companies’ capital requirements compared to those discussed under “Capital Requirements” in Item 7 of the Form 10-K.

Contractual Obligations

At March 31, 2005, there were no material change in the Companies’ material obligations to make payments pursuant to contracts compared to those discussed under “Contractual Obligations” in Item 7 of the Form 10-K, other than changes in long-term debt (described above).

ELECTRIC POWER REQUIREMENTS

At March 31, 2005, there was no material change in the Companies’ electric power requirements compared to those disclosed under “Electric Power Requirements” in Item 7 of the Form 10-K.

In April 2005, Con Edison of New York’s East River Repowering Project was placed in service, adding 288 MW (on a summer nominal rating) of in-City electric capacity. Also, the company retired its Waterside generating station (167 MW).

REGULATORY MATTERS

At March 31, 2005, there was no material change in the Companies’ regulatory matters compared to those disclosed under “Regulatory Matters” in Item 7 of the Form 10-K and “Rate and Restructuring Agreements” in Note B to the financial statements in Item 8 of the Form 10-K other than as described in Note C to the First Quarter Financial Statements.

FINANCIAL AND COMMODITY MARKET RISKS

The Companies are subject to various risks and uncertainties associated with financial and commodity markets. The most significant market risks include interest rate risk, commodity price risk, credit risk and investment risk.

Interest Rate Risk

The Companies’ interest rate risk arises primarily from variable rate debt and the new debt financing needed to fund capital requirements, including the construction expenditures of the Utilities and maturing debt securities. The Companies manage interest rate risk through the issuance of mostly fixed rate debt with varying maturities and through opportunistic refinancing of debt. For each 10 percent change in Con Edison of New York’s variable interest rates applicable to their variable rate debt of $1 billion, annual interest expense for Con Edison of New York would change by $3 million.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

In addition, from time to time, Con Edison and its subsidiaries enter into derivative financial instruments to hedge interest rate risk on certain debt securities. See “Interest Rate Hedging” in Note M to the First Quarter Financial Statements.

Commodity Price Risk

The Companies’ commodity price risk arises primarily from the purchase and sale of electricity, gas and related derivative instruments. The Utilities have regulatory agreements and risk management strategies, and Con Edison’s unregulated energy subsidiaries have risk management strategies to mitigate their related exposures. See Note M to the First Quarter Financial Statements.

Con Edison estimates that, as of March 31, 2005, each 10 percent change in market prices would result in a change in fair value of $106 million for the derivative instruments used by the Utilities to hedge purchases of electricity, gas and steam, of which $91 million is for Con Edison of New York. Con Edison expects that any such changes in fair value would be largely offset by directionally opposite changes in the cost of the electricity, gas and steam purchased. In accordance with provisions approved by state regulators, the Utilities recover from customers the costs they incur for energy purchased for their customers, including gains and losses used to hedge energy purchased and related costs. See “Recoverable Energy Costs” in Note A to the financial statements in Item 8 of the Form 10-K.

Con Edison’s unregulated energy subsidiaries use a value-at-risk (VaR) model to assess the market risk of their electricity and gas commodity fixed price purchase and sales commitments, physical forward contracts and commodity derivative instruments. VaR represents the potential change in fair value of instruments or the portfolio due to changes in market factors, for a specified time period and confidence level. These subsidiaries estimate VaR across their electricity and natural gas commodity businesses using a delta-normal variance/covariance model with a 95 percent confidence level. Since the VaR calculation involves complex methodologies and estimates and assumptions that are based on past experience, it is not necessarily indicative of future results. VaR for transactions associated with hedges on generating assets and commodity contracts, assuming a one-day holding period, for the three months ended March 31, 2005, and 2004, respectively, was as follows:

	2005	2004
	(Millions of Dollars)
95% Confidence Level, One-Day Holding Period
Average for the period	$1	$1
High	2	2
Low	1	1

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

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

Con Edison’s unregulated energy subsidiaries had $128 million of credit exposure, net of collateral and reserves, at March 31, 2005, of which $105 million was with investment grade counterparties and $22 million was with the New York Mercantile Exchange or independent system operators. The remainder was with unrated entities.

Investment Risk

The Companies’ investment risk relates to the investment of plan assets for their pension and other postretirement benefit plans. See “Application of Critical Accounting Policies – Accounting for Pensions and Other Postretirement Benefits,” in Item 7 of the Form 10-K. The Companies’ current investment policy for pension plan assets includes investment targets of 65 percent equities and 35 percent fixed income and other securities. At March 31, 2005, the pension plan investments consisted of 66 percent equity and 34 percent fixed income and other securities. See Note E to the financial statements in item 8 of the Form 10-K.

MATERIAL CONTINGENCIES

For information concerning potential liabilities arising from the Companies’ material contingencies, see “Other Regulatory Matters” in Note C and Notes E through I to the First Quarter Financial Statements.

RESULTS OF OPERATIONS

Results of operations reflect, among other things, the Companies’ accounting policies (see “Application of Critical Accounting Policies” in Item 7 of the Form 10-K), rate plans that cover the rates the Utilities can charge their customers (see “Regulatory Matters,” above and in Item 7 of the Form 10-K) and demand for utility service. Demand for utility service is affected by weather, economic conditions and other factors.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

The Companies’ results of operations for the three months ended March 31, 2005 reflect higher net revenues resulting from growth in energy sales and from increased gas and steam rates at Con Edison of New York. The higher net revenues were partially offset by warmer weather in the 2005 period, higher operations and maintenance expenses, and a reduction in net credits for pensions and other postretirement benefits. In addition, depreciation and property taxes were higher in 2005, reflecting large continuing investments in energy delivery infrastructure. For Con Edison, results of operations for the 2005 period also reflect, and the 2004 period has been restated to reflect, accounting for the discontinued operations of Con Edison Communications. For additional information about major factors affecting earnings, see “Results of Operations – Summary,” above.

In general, the Utilities recover on a current basis the fuel, purchased power and gas costs they incur in supplying energy to their full-service customers (see “Recoverable Energy Costs” in Note A and “Regulatory Matters” in Note B to the financial statements in Item 8 of the Form 10-K). Accordingly, such costs do not generally affect the Companies’ results of operations. Management uses the term “net revenues” (operating revenues less such costs) to identify changes in operating revenues that may affect the Companies’ results of operations. Management believes that, although “net revenues” may not be a measure determined in accordance with Generally Accepted Accounting Principles, the measure facilitates the analysis by management and investors of the Companies’ results of operations.

A discussion of the results of operations by principal business segment for the three months ended March 31, 2005 and 2004 follows. For additional business segment financial information, see Note J to the First Quarter Financial Statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

THREE MONTHS ENDED MARCH 31, 2005 COMPARED WITH THREE MONTHS ENDED MARCH 31, 2004

The results of operations (which were discussed above under “Results of Operations – Summary”) in 2005 compared with 2004 by principal business segments were:

	Con Edison*		Con Edison of New York		O&R		Unregulated Energy Subsidiaries
(Millions of Dollars)	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent
Operating revenues	$122	4.6%	$84	3.8%	$5	2.3%	$31	11.8%
Purchased power	10	1.1	(8)	(1.1)	(3)	(4.8)	18	11.5
Fuel	6	3.2	(3)	(2.2)	—	—	9	18.8
Gas purchased for resale	51	12.7	53	16.3	2	3.4	(4)	(25.0)
Operating revenues less purchased power, fuel and gas purchased for resale (net revenues)	55	4.7	42	4.1	6	6.5	8	19.0
Other operations and maintenance	36	9.5	35	11.0	1	2.4	—	—
Depreciation and amortization	5	3.7	5	4.3	1	12.5	—	—
Taxes, other than income taxes	(12)	(4.3)	(10)	(3.8)	(1)	(7.7)	—	—
Income tax	2	1.9	(4)	(3.9)	1	9.1	1	50.0
Operating income	24	9.3	16	7.0	4	21.1	7	87.5
Other income less deductions and related federal income tax	(5)	(38.5)	(3)	(20.0)	(1)	(100.0)	(5)	Large
Net interest charges	(4)	(3.5)	(5)	(5.6)	1	20.0	—	—
Income from continuing operations	23	14.6	18	11.8	2	13.3	2	66.7
Preferred stock dividend requirements	—	—	—	—	N/A	N/A	N/A	N/A
Discontinued operations	3	100.0	N/A	N/A	N/A	N/A	N/A	N/A
Net income for common stock	$26	16.8%	$18	11.8%	$2	13.3%	$2	66.7%
*	Represents the consolidated financial results of Con Edison and its subsidiaries.

CON EDISON OF NEW YORK

Electric

Con Edison of New York’s electric operating revenues were $26 million lower in the three months ended March 31, 2005 as compared with the 2004 period, due primarily to decreased recoverable purchase power costs ($13 million) as a result of lower volumes purchased, partially offset by higher unit costs. In addition, electric operating revenues decreased due to a reduction in state and local revenue tax rates ($11 million).

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

Con Edison of New York’s electric sales and deliveries, excluding off-system sales, for the three months ended March 31, 2005 compared with the 2004 period were:

MILLIONS OF KWHS

	Three Months Ended		Variation	Percent Variation
Description	March 31, 2005	March 31, 2004
Residential/Religious	3,081	3,042	39	1.3%
Commercial/Industrial	3,831	4,264	(433)	(10.2)
Other	83	37	46	Large
Total Full Service Customers	6,995	7,343	(348)	(4.7)
Retail access customers	3,769	3,209	560	17.4
Sub-total	10,764	10,552	212	2.0
NYPA, Municipal Agency and Other Sales	2,846	2,768	78	2.8
Total Service Area	13,610	13,320	290	2.2%

Electric sales and delivery volumes in Con Edison of New York’s service area increased 2.2 percent in the three months ended March 31, 2005 compared with the 2004 period, reflecting principally growth in usage by existing customers as well as increased new business. After adjusting for variations, principally weather and billing days in each period, electric sales and delivery volumes in Con Edison of New York’s service area increased 2.2 percent in the three months ended March 31, 2005 compared with the 2004 period. Weather-adjusted sales represent an estimate of the sales that would have been made if historical average weather conditions had prevailed.

Con Edison of New York’s electric purchased power costs decreased $13 million in the three months ended March 31, 2005 as compared with the 2004 period (see above). Electric fuel costs decreased $1 million, reflecting a decrease in unit costs, partially offset by increased sendout volumes.

Con Edison of New York’s electric operating income decreased $7 million in the three months ended March 31, 2005 compared with the 2004 period. The principal components of the decrease were higher operations and maintenance cost ($26 million – due primarily to lower pension credits), lower net revenues ($12 million), higher depreciation ($5 million) and higher property taxes ($5 million). This decrease was partially offset by lower income taxes ($23 million) and lower state and local taxes ($21 million).

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

Gas

Con Edison of New York’s gas operating revenues in the three months ended March 31, 2005 increased $78 million compared with the 2004 period, reflecting primarily higher firm and non-firm revenues due principally to a new gas rate plan ($29 million) and an increase in recoverable gas costs ($53 million).

Con Edison of New York’s revenues from gas sales are subject to a weather normalization clause that moderates, but does not eliminate, the effect of weather-related changes on net income.

Con Edison of New York’s gas sales and deliveries, excluding off-system sales, in the three months ended March 31, 2005 compared with the 2004 period were:

THOUSANDS OF DTHS

	Three Months Ended		Variation	Percent Variation
Description	March 31, 2005	March 31, 2004
Firm Sales
Residential	24,296	24,636	(340)	(1.4)%
General	16,006	15,360	646	4.2
Firm Transportation	7,447	7,028	419	6.0
Total Firm Sales and Transportation	47,749	47,024	725	1.5
Off Peak/Interruptible Sales	4,188	5,487	(1,299)	(23.7)
Non-Firm Transportation of Gas
NYPA	4,226	2,668	1,558	58.4
Generation Plants	6,101	4,987	1,114	22.3
Total NYPA and Generation Plants	10,327	7,655	2,672	34.9
Other	5,478	5,260	218	4.1
Total Sales and Transportation	67,742	65,426	2,316	3.5%

Con Edison of New York’s sales and transportation volumes for firm customers increased 1.5 percent in the three months ended March 31, 2005 compared with the 2004 period reflecting increased new business, partially offset by the impact of warmer winter in the 2005 period. After adjusting for variations, principally weather and billing days in each period, firm gas sales and transportation volumes in the company’s service area increased 3.8 percent in the 2005 period.

Con Edison of New York’s purchased gas cost increased $53 million in the three months ended March 31, 2005 compared with the 2004 period, due to higher unit costs, partially offset by lower delivery volumes for interruptible sales.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

Con Edison of New York’s gas operating income increased $14 million in the three months ended March 31, 2005 compared with the 2004 period, reflecting primarily higher net revenues ($26 million) as a result of a new gas rate plan. This increase was partially offset by higher income taxes ($8 million), operations and maintenance expense ($2 million – due primarily to lower pension credits) and property taxes ($3 million).

Steam

Con Edison of New York’s steam operating revenues increased $32 million in the three months ended March 31, 2005 as compared with the 2004 period, due primarily to a new steam rate plan that became effective October 1, 2004 ($35 million).

Con Edison of New York’s steam sales and deliveries in the three months ended March 31, 2005 compared with the 2004 period were:

MILLIONS OF POUNDS

	Three Months Ended		Variation	Percent Variation
Description	March 31, 2005	March 31, 2004
General	408	427	(19)	(4.4)%
Apartment house	3,311	3,379	(68)	(2.0)
Annual power	6,746	6,807	(61)	(0.9)
Total Sales	10,465	10,613	(148)	(1.4)%

Steam sales and deliveries volumes decreased 1.4 percent in the three months ended March 31, 2005 compared with the 2004 period, reflecting the impact of the warmer winter in the 2005 period. After adjusting for variations, principally weather and billing days in each period, steam sales and deliveries increased 3.1 percent in the 2005 period.

Con Edison of New York’s steam purchased power costs increased $5 million in the three months ended March 31, 2005 as compared with the 2004 period, due primarily to higher purchased volumes and increased unit costs. Steam fuel costs decreased $1 million, reflecting decreased sendout volumes, partially offset by an increase in unit costs.

Steam operating income increased $10 million in the three months ended March 31, 2005 compared with the 2004 period. The increase is due to higher net revenues ($28 million) as a result of the new steam rate plan, partially offset by higher income tax ($12 million) and operations and maintenance expenses ($6 million).

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

Taxes Other Than Income Taxes

Taxes, other than income taxes decreased $10 million in the three months ended March 31, 2005 as compared with the 2004 period, due principally to lower state and local taxes ($23 million), partially offset by higher property taxes ($10 million).

Other Income (Deductions)

Other income (deductions) decreased $3 million in the three months ended March 31, 2005 compared with the 2004 period due primarily to lower interest and dividend income.

Net Interest Charges

Net interest charges decreased $5 million in the three months ended March 31, 2005 compared with the 2004 period due principally to lower interest expense on long-term debt as a result of refinancing long-term debt at lower interest rates.

O&R

Electric

Electric operating revenues increased $1 million in the three months ended March 31, 2005 compared with the 2004 period.

O&R’s electric sales and deliveries, excluding off-system sales, in the three months ended March 31, 2005 compared with the 2004 period were:

MILLIONS OF KWHS

	Three Months Ended			Percent Variation
Description	March 31, 2005	March 31, 2004	Variation
Residential/Religious	456	415	41	9.9%
Commercial/Industrial	544	531	13	2.4
Other	27	27	—	—
Total Full Service Customers	1,027	973	54	5.5
Retail access customers	464	405	59	14.6
Total Service Area	1,491	1,378	113	8.2%

Electric sales and delivery volumes in O&R’s service area recorded in the three months ended March 31, 2005 increased 8.2 percent compared with the 2004 period due primarily to a one-time adjustment for unbilled revenues. Absent this adjustment, O&R’s electric sales and delivery volume variation would have been a positive 1.8 percent, reflecting primarily growth in the number of customers and

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

higher average customer usage. After adjusting for weather variations in each period, electric delivery volumes in O&R’s service area increased 3.9 percent in the 2005 period, excluding the unbilled revenue adjustment (10.6 percent with the adjustment).

O&R’s purchased power cost decreased $3 million in the three months ended March 31, 2005 as compared with the 2004 period due to lower unit costs.

O&R’s electric operating income increased $1 million in the three months ended March 31, 2005 as compared with the 2004 period due primarily to the unbilled revenue adjustment mentioned above, offset in part by the accrual (in accordance with its New York electric rate plan) of a regulatory liability for earnings in excess of target levels, higher other operations and maintenance expense, and higher depreciation.

Gas

O&R’s gas operating revenues increased $4 million in the three months ended March 31, 2005 compared with the 2004 period. The increase is due primarily to increased transportation volumes.

Gas sales and deliveries, excluding off-system sales, in the three months ended March 31, 2005 compared with the 2004 period were:

THOUSANDS OF DTHS

	Three Months Ended		Variation	Percent Variation
Description	March 31, 2005	March 31, 2004
Firm Sales
Residential	4,712	4,765	(53)	(1.1)%
General	1,172	1,307	(135)	(10.3)
Firm Transportation	4,818	4,263	555	13.0
Total Firm Sales and Transportation	10,702	10,335	367	3.6
Off Peak/Interruptible Sales	1,753	1,808	(55)	(3.0)
Non-Firm Transportation of Gas
Generation Plants	190	237	(47)	(19.8)
Other	536	536	—	—
Total Sales and Transportation	13,181	12,916	265	2.1%

Sales and transportation volumes for firm customers increased 3.6 percent in the three months ended March 31, 2005 compared with the 2004 period reflecting the higher delivery volumes. After adjusting for weather and other variations in each period, total firm sales and transportation volumes were 3.4 percent higher in the three months ended March 31, 2005 compared with the 2004 period.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

Non-firm transportation of customer-owned gas to electric generating plants decreased 19.8 percent in the three months ended March 31, 2005 as compared with the 2004 period because the generating plants used less gas than in the prior period. The decline in gas usage had minimal impact on earnings due to the application of a fixed demand charge for local transportation.

Gas operating income increased $3 million in the three months ended March 31, 2005 compared with the 2004 period, reflecting higher net revenues.

UNREGULATED SUBSIDIARIES AND OTHER

Unregulated Energy Subsidiaries

The earnings of the unregulated energy subsidiaries were $3 million higher in the three months ended March 31, 2005 than in the 2004 period.

Operating revenues of the unregulated energy subsidiaries were $31 million higher in the three months ended March 31, 2005 than in the 2004 period, reflecting principally higher retail sales of electricity.

Operating expenses excluding income taxes increased by $22 million, reflecting principally increased purchased power ($18 million) and fuel costs ($9 million). Fuel and other operating expenses were offset in part by gains on sales of gas related to the generating assets.

Operating income taxes increased $1 million in the three months ended March 31, 2005, reflecting primarily higher taxable income.

Operating income for the three months ended March 31, 2005 was $7 million higher than in the 2004 period.

Other income (deductions) decreased $5 million in the quarter due principally to the recognition of losses previously allocated to the minority interest in the Con Edison subsidiary that owns the Newington generating plant, and unrealized losses on derivatives in 2005 compared with unrealized gains in 2004.

Discontinued Operations

Losses from the discontinued operations of Con Edison Communications were $3 million less in the three months ended March 31, 2005 than in the 2004 period due primarily to reduced operating costs, including the cessation of depreciation. See Note O to the First Quarter Financial Statements.

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

ITEM 4.    CONTROLS AND PROCEDURES

The Companies maintain disclosure controls and procedures designed to provide reasonable assurance that the information required to be disclosed in the reports that they submit to the Securities Exchange Commission (SEC) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. For each of the Companies, its management, with the participation of its principal executive officer and principal financial officer, has evaluated the company’s disclosure controls and procedures as of the end of the period covered by this report and, based upon such evaluation, has concluded that the controls and procedures were effective to provide such reasonable assurance. Reasonable assurance is not absolute assurance, however, and there can be no assurance that any design of controls or procedures would be effective under all potential future conditions.

There were no changes in the Companies’ internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Companies’ internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 6    EXHIBITS

(a) EXHIBITS

Con Edison

Exhibit 12.1	Statement of computation of Con Edison’s ratio of earnings to fixed charges for the three-month period ended March 31, 2005 and 2004, and the 12-month period ended December 31, 2004.

Exhibit 31.1.1	Rule 13a-14(a)/15d-14(a) Certifications—Chief Executive Officer.

Exhibit 31.1.2	Rule 13a-14(a)/15d-14(a) Certifications—Chief Financial Officer.

Exhibit 32.1.1	Section 1350 Certifications—Chief Executive Officer.

Exhibit 32.1.2	Section 1350 Certifications—Chief Financial Officer.

Con Edison of New York

Exhibit 12.2	Statement of computation of Con Edison of New York’s ratio of earnings to fixed charges for the three-month period ended March 31, 2005 and 2004, and the 12-month period ended December 31, 2004.

Exhibit 31.2.1	Rule 13a-14(a)/15d-14(a) Certifications—Chief Executive Officer.

Exhibit 31.2.2	Rule 13a-14(a)/15d-14(a) Certifications—Chief Financial Officer.

Exhibit 32.2.1	Section 1350 Certifications—Chief Executive Officer.

Exhibit 32.2.2	Section 1350 Certifications—Chief Financial Officer.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Consolidated Edison, Inc.

Consolidated Edison Company of New York, Inc.

DATE: May 5, 2005	By	/s/ Joan S. Freilich
Joan S. Freilich Executive Vice President, Chief Financial Officer and Duly Authorized Officer