Form 10-K
period 2005-12-31
CONSOLIDATED EDISON CO OF NEW YORK INC; CONSOLIDATED EDISON INC
filed 2006-02-22
CIK 23632, 1047862

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒    Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

OR

☐    Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                          to

Commission File Number	Exact name of registrant as specified in its charter and principal office address and telephone number	State of Incorporation	I.R.S. Employer ID. Number
1-14514	Consolidated Edison, Inc.	New York	13-3965100
4 Irving Place, New York, New York 10003 (212) 460-4600

1-1217	Consolidated Edison Company of New York, Inc.	New York	13-5009340
4 Irving Place, New York, New York 10003 (212) 460-4600

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Consolidated Edison, Inc.,
Common Shares ($.10 par value) 7.25% Public Income NotES (7.25% Debentures, Series 2002A) due 2042	New York Stock Exchange New York Stock Exchange
Consolidated Edison Company of New York, Inc.,
7.50% Public Income NotES (7.50% Debentures, Series 2001A) due 2041	New York Stock Exchange
$5 Cumulative Preferred Stock, without par value	New York Stock Exchange
Cumulative Preferred Stock, 4.65% Series C ($100 par value)	New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act:

Title of each class
Consolidated Edison Company of New York, Inc.
Cumulative Preferred Stock, 4.65% Series D ($100 par value)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Con Edison, Inc (Con Edison)	Yes	☒	No	☐
Con Edison Company of New York, Inc. (Con Edison of New York)	Yes	☒	No	☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Con Edison	Yes	☐	No	☒
Con Edison of New York	Yes	☐	No	☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Con Edison	Yes	☒	No	☐
Con Edison of New York	Yes	☒	No	☐

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in the definitive proxy statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Con Edison
Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐
Con Edison of New York
Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2) of the Exchange Act).

Con Edison	Yes	☐	No	☒
Con Edison of New York	Yes	☐	No	☒

The aggregate market value of the common equity of Con Edison held by non-affiliates of Con Edison, as of June 30, 2005, was approximately $11.4 billion.

As of January 31, 2006, Con Edison had outstanding 245,436,666 Common Shares ($.10 par value).

All of the outstanding common equity of Con Edison of New York is held by Con Edison.

Documents Incorporated By Reference

Portions of Con Edison’s definitive proxy statement and Con Edison of New York’s definitive information statement, for their respective Annual Meetings of Stockholders to be held on May 15, 2006, to be filed with the Commission pursuant to Regulation 14A and Regulation 14C, respectively, not later than 120 days after December 31, 2005, are incorporated in Part III of this report.

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

Glossary of Terms

The following is a glossary of frequently used abbreviations or acronyms that are found throughout this report:

Con Edison Companies
Con Edison	Consolidated Edison, Inc.
Con Edison Communications	Con Edison Communications, LLC
Con Edison Development	Consolidated Edison Development, Inc.
Con Edison Energy	Consolidated Edison Energy, Inc.
Con Edison of New York	Consolidated Edison Company of New York, Inc.
Con Edison Solutions	Consolidated Edison Solutions, Inc.
O&R	Orange and Rockland Utilities, Inc.
Pike	Pike County Light & Power Company
RECO	Rockland Electric Company
The Companies	Con Edison and Con Edison of New York
The Utilities	Con Edison of New York and O&R

Regulatory and State Agencies
DEC	New York State Department of Environmental Conservation
ECAR	East Central Area Reliability Council
EPA	Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
IRS	Internal Revenue Service
ISO-NE	ISO New England
NJBPU	New Jersey Board of Public Utilities
NYISO	New York Independent System Operator
NYPA	New York Power Authority
NYSERDA	New York State Energy Research and Development Authority
PJM	PJM Interconnection
PSC	New York State Public Service Commission
PPUC	Pennsylvania Public Utility Commission
SEC	Securities and Exchange Commission

Other
ABO	Accumulated Benefit Obligation
APB	Accounting Principles Board
AFDC	Allowance for funds used during construction
CO2	Carbon dioxide
COSO	Committee of Sponsoring Organizations Treadway Commission
DIG	Derivatives Implementation Group
District Court	The United States District Court for the Southern District of New York
dths	Dekatherms
EITF	Emerging Issues Task Force
EMF	Electric and magnetic fields
ERRP	East River Repowering Project
FASB	Financial Accounting Standards Board
FIN	FASB Interpretation No.
Fitch	Fitch Ratings
FSP	FASB Staff Position
GHG	Greenhouse gases
kV	Kilovolts
kWh	Kilowatt-hour
LILO	Lease In/Lease Out
LTIP	Long Term Incentive Plan
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Other
mdths	Thousand dekatherms
MGP Sites	Manufactured gas plant sites
mmlbs	Million pounds
Moody’s	Moody’s Investors Service
MVA	Megavolt amperes
MW	Megawatts or thousand kilowatts
MWH	Megawatt hour
NYAG	New York Attorney General
NUGs	Non-utility generators
OCI	Other Comprehensive Income
PCBs	Polychlorinated biphenyls
PPA	Power purchase agreement
PRP	Potentially responsible party
RCN	RCN Corporation
S&P	Standard & Poor’s Rating Services
SFAS	Statement of Financial Accounting Standards
SO2	Sulfur dioxide
SSCM	Simplified service cost method
Superfund	Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 and similar state statutes
VaR	Value-at-Risk
VIE	Variable interest entity

PART I

ITEM 1.	BUSINESS

Incorporation by Reference

Information in other Items of this report as to which reference is made in this Item 1 is hereby incorporated by reference in this Item 1. The use of terms such as “see” or “refer to” shall be deemed to incorporate into this Item 1 the information to which such reference is made.

Available Information

Con Edison, and Con Edison of New York file annual, quarterly and current reports, proxy or information statements and other information with the Securities and Exchange Commission (SEC). The public may read and copy any materials that the companies file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers (including Con Edison and Con Edison of New York) that file electronically with the SEC. The address of that site is http://www.sec.gov.

This information the Companies file with the SEC is also available free of charge on or through the Investor Information section of their websites as soon as reasonably practicable after the reports are electronically filed with, or furnished to, the SEC. Con Edison’s internet website is at: http://www.conedison.com; and Con Edison of New York’s is at: http://www.coned.com.

The Investor Information section of Con Edison’s website also includes the company’s code of ethics (and any waivers of the code for executive officers or directors), corporate governance guidelines and the charters of the following committees of the company’s Board of Directors: Audit Committee, Management Development and Compensation Committee, and Corporate Governance and Nominating Committee. This information is available in print to any shareholder who requests it. Requests should be directed to: Corporate Secretary, Consolidated Edison, Inc., 4 Irving Place, New York, NY 10003.

Information on the Companies’ websites is not incorporated herein.

Con Edison

Corporate Overview

Consolidated Edison, Inc. (Con Edison), incorporated in New York State in 1997, owns all of the outstanding common stock of Consolidated Edison Company of New York, Inc. (Con Edison of New York) and Orange and Rockland Utilities, Inc. (O&R). Con Edison of New York and O&R, which are regulated utilities, are referred to in this report as the “Utilities.” As used in this report, the term the “Companies” refers to Con Edison and Con Edison of New York.” Con Edison has no significant business operations other than those of the Utilities and Con Edison’s competitive businesses. See “Corporate Overview” in Item 7.

Operating Segments

Con Edison's principal business segments are Con Edison of New York’s regulated electric, gas and steam utility segments, O&R’s regulated electric and gas utility segments and Con Edison’s competitive energy companies. For a discussion of operating revenues and operating income for each segment, see “Results of Operations” in Item 7. For additional segment information see Note O to the financial statements in Item 8.

Con Edison of New York

For information about Con Edison of New York, see below in this Item 1.

O&R

O&R, a subsidiary of Con Edison, has two wholly-owned utility subsidiaries, Rockland Electric Company (RECO), a New Jersey corporation, and Pike County Light & Power Company (Pike), a Pennsylvania corporation.

O&R and its utility subsidiaries provide electric service in southeastern New York and in adjacent areas of northern New Jersey and eastern Pennsylvania, an approximately 1,350 square mile service area. They also provide gas service in southeastern New York and adjacent areas of eastern Pennsylvania. O&R's business is subject to regulation by the New York State Public Service Commission (PSC), the New Jersey Board of Public Utilities (NJBPU), the Pennsylvania Public Utility Commission (PPUC) and the Federal Energy Regulatory Commission (FERC). Changes in regulation or legislation applicable to O&R could have a material adverse effect on the company's financial position, results of operations or liquidity. O&R's principal business segments are its regulated electric and gas utility businesses. In 2005, electric and gas operating revenues were 72 percent and 28 percent, respectively, of its operating revenues. See “O&R Operating Statistics” below.

Competitive Energy Businesses

Con Edison has three competitive energy businesses: Consolidated Edison Solutions, Inc. (Con Edison Solutions), a retail energy supply and services company that sells energy to delivery customers of utilities, including Con Edison of New York and O&R; Consolidated Edison Energy, Inc. (Con Edison Energy), a wholesale energy supply company; and Consolidated Edison Development, Inc. (Con Edison Development), a company that owns and operates generating plants and energy and other infrastructure projects. See “Competitive Energy Businesses” in Item 2 and in “Results of Operations” in Item 7.

Generating capacity owned and retail sales were as follows:

	2005	2004	2003	2002	2001
Generating capacity (MW)	1,668	1,668	1,668	1,003	408
Retail electric volumes sold (MWH)	9,970,252	6,943,299	6,002,126	4,723,588	3,406,964

Regulation

The Utilities are subject to extensive federal and state regulation, including by state utility commissions and the FERC. Con Edison, itself, is not subject to such regulation except to the extent that the rules or orders of these agencies impose restrictions on relationships between Con Edison and the Utilities. See “Regulation” in the discussion below of Con Edison of New York’s business in this Item 1.

Con Edison has been and is expected to continue to be impacted by legislative and regulatory developments. The Utilities are subject to extensive regulation in New York, New Jersey and Pennsylvania. Changes in regulation or legislation applicable to Con Edison’s subsidiaries could have a material adverse effect on the Companies. See “Regulatory Matters” in Item 7.

Competition

See “Competition," below in the discussion of the businesses of Con Edison of New York in this Item 1. The competitive energy businesses participate in competitive energy supply and services businesses that are subject to different risks than those found in the businesses of the Utilities.

Capital Requirements and Financing

For information about Con Edison’s capital requirements, financing and securities ratings, see "Liquidity and Capital Resources – Capital Resources and Capital Requirements” and “Financial and Commodity Market Risks" in Item 7.

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

Employees

Con Edison has no employees other than those of Con Edison of New York, O&R and Con Edison’s competitive businesses (which at December 31, 2005 had 13,191, 1,026 and 320 employees, respectively).

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

Operating Segments

Con Edison of New York’s principal business segments are its regulated electric, gas and steam businesses. In 2005, electric, gas and steam operating revenues were 75 percent, 18 percent and 7 percent, respectively, of its operating revenues. For a discussion of the company’s operating revenues and operating income for each segment, see “Results of Operations” in Item 7. For additional information about the segments, see Note O to the financial statements in Item 8.

Electric Operations

Electric Sales.    Electric operating revenues were $7 billion in 2005 or 75 percent of Con Edison of New York’s operating revenues. The percentages were 77 and 78 percent, respectively, in the two preceding years. In 2005, 51 percent of the electricity delivered by Con Edison of New York in its service area was sold by the company to its full-service customers, 29 percent was sold by other suppliers, including Con Edison Solutions, a competitive energy business of Con Edison, to Con Edison of New York’s customers under its electric retail access program and the balance was delivered to the state and municipal customers of the New York Power Authority (NYPA) and the economic development customers of municipal electric agencies. The company charges its cost for the electricity it sells to full-service customers, and it charges all customers in its service area for the delivery of electricity.

For additional information about electricity sales, see “Con Edison of New York Operating Statistics,” below, and “Results of Operations” in Item 7.

Electric Peak Demand.    The electric peak demand in Con Edison of New York’s service area occurs during the summer air conditioning season. The 2005 service area peak demand, which occurred on July 27, 2005, was 13,059 thousand kilowatts (MW). The 2005 peak demand included an estimated 7,067 MW for Con Edison of New York’s full-service customers, 3,858 MW for customers participating in its electric retail access program and 2,134 MW for NYPA’s customers and municipal electric agency customers. On July 27, 2005, the New York Independent System Operator (NYISO) invoked demand reduction programs. Without these reduction programs, the actual 2005 peak demand would have been higher. “Design weather” for the electric system is a standard to which the actual peak demand is adjusted for evaluation and planning purposes. Since the majority of demand reduction programs are invoked only in specific circumstances, design conditions do not include these programs’ potential impact. The company estimates that, under design weather conditions, the 2006 service area peak demand will be 13,400 MW, including an estimated 6,875 MW for its full-service customers, 4,355 MW for its electric retail access customers and 2,170 MW for NYPA’s customers and municipal electric agency customers.

Electric Supply.    Most of the electricity sold by Con Edison of New York to its customers in 2005 was purchased under firm power contracts or through the wholesale electricity market administered by the NYISO. The firm power contracts were primarily with non-utility generators (NUGs).

The company plans to meet its continuing obligation to supply electricity to its customers with electric energy purchased under contracts with NUGs or others, purchased through the NYISO’s wholesale electricity or generated from its electric generating facilities.

For additional information about electric power purchases, see “Regulatory Matters” and “Electric Power Requirements” in Item 7 and “Recoverable Energy Costs” in Note A to the financial statements in Item 8.

For information about the company’s contracts with NUGs for approximately 2,060 MW of electric generating capacity, see Note J to the financial statements in Item 8.

For information about the company’s 692 MW of electric generating facilities, see Item 2.

The NYISO is a not-for-profit organization that controls and operates most of the electric transmission facilities in New York State, including those of Con Edison of New York, as an integrated system and administers a wholesale market for electricity in New York State. Pursuant to a requirement that is set annually by the New York State Reliability Council, the NYISO requires that entities supplying electricity to customers in New York State have generating capacity (either owned or contracted for) in an amount that is at least 18 percent above the expected peak demand for their customers. In addition, the NYISO has determined that entities that serve customers in New York City must have enough New York City-located capacity to cover a substantial percentage of their New York City customer peak demands. Con Edison of New York met the requirements applicable to it in 2005 and expects to meet them in 2006.

The NYISO initiated a Comprehensive Reliability Planning Process in 2005. Its first 10-year assessment indicates potential reliability needs over the period. Such needs will be annually evaluated by the NYISO. The NYISO’s planning process currently requires that such reliability needs must be addressed by transmission owners should they not be met by other mechanisms. In the event that the Utilities are required to address the identified reliability needs, associated project costs are eligible for recovery through the NYISO tariff.

Gas Operations

Gas Sales.    Gas operating revenues in 2005 were $1.6 billion or 18 percent of Con Edison of New York’s operating revenues. The percentages were 16 percent in the two preceding years. In 2005, 48 percent of the gas delivered by the company in its service area was sold by the company to its full-service (firm and interruptible) customers and 52 percent was sold by other suppliers. For additional information about gas sales, see “Con Edison of New York Operating Statistics,” below, and “Results of Operations” in Item 7.

Gas Requirements and Peak Demand.    Firm demand for gas in Con Edison of New York’s service area peaks during the winter heating season. The “design criteria” for the company’s gas system assume severe weather conditions, which have not occurred since the 1933-34 winter. Under these criteria, the company estimated that its requirements to deliver gas to firm customers during the November 2005/March 2006 winter heating season would amount to 86,600 mdths (including 73,900 mdths to its firm sales customers and 12,700 mdths to its firm transportation customers). Through January 31, 2006, the company’s peak throughput day in this heating season occurred on January 16, 2006, when it delivered 988 mdths of gas (including 600 mdths to its firm and interruptible sales customers, 39 mdths to NYPA, 229 mdths to its transportation customers and 120 mdths for use by the company in generating electricity and steam).

Under its design criteria, the company projects that for the November 2006/March 2007 winter heating season, its requirements for firm gas customers will amount to 87,900 mdths (including 74,300 mdths to firm sales customers and 13,600 mdths to firm transportation customers) and that the peak day requirements for these customers will amount to 1,031 mdths. The company expects to be able to meet these requirements.

Gas Supply.    Con Edison of New York and O&R have established a combined gas supply and capacity portfolio. The combined portfolio is administered by, and related management services are provided by, Con Edison of New York (for itself and as agent for O&R) and costs are allocated between the Utilities in accordance with provisions approved by the PSC. See Note S to the financial statements in Item 8.

Charges from suppliers for the firm purchase of gas, which are based on formulas or indexes or are subject to negotiation, are generally designed to approximate market prices. The contracts are for various terms extending to 2010. The Utilities have contracts with interstate pipeline companies for the purchase of firm transportation and storage services. Charges under these contracts are approved by the FERC. The contracts are for various terms extending to 2013. The Utilities are required to pay certain charges under the supply, transportation and storage contracts whether or not the contracted capacity is actually used. These fixed charges amounted to approximately $164 million in 2005. See “Liquidity and Capital Resources– Contractual Obligations” in Item 7. In addition, the Utilities purchase gas on the spot market and have interruptible gas transportation contracts. See “Recoverable Energy Costs” in Note A to the financial statements in Item 8.

Steam Operations

Steam Sales.    Con Edison of New York sells steam in Manhattan south of 96th Street, mostly to large office buildings, apartment houses and hospitals. In 2005, steam operating revenues were $649 million or 7 percent of the company's operating revenues. The percentages were 7 percent and 6 percent, respectively, in the two preceding years.

For additional information about Con Edison of New York’s steam operations, see “Regulatory Matters” and “Results of Operations” in Item 7, the discussion of Con Edison of New York’s steam facilities in Item 2 and “Con Edison of New York Operating Statistics,” below.

Steam Peak Demand and Capacity.    Demand for steam in Con Edison of New York’s service area peaks during the winter heating season. The one-hour peak demand during the winter of 2005/2006 (through January 31, 2006) occurred on December 14, 2005 when the demand reached 8.4 million pounds (mmlbs) per hour. The company’s estimate for the winter of 2006/2007 peak demand of its steam customers is 10.6 mmlbs per hour under design criteria, which assume severe weather.

On December 31, 2005, the steam system had the capability of delivering about 12.5 mmlbs of steam per hour and Con Edison of New York estimates that the system will have the capability to deliver this capacity in the 2006/2007 winter.

Steam Supply.    Fifty-one percent of the steam sold by Con Edison of New York in 2005 was produced in the company’s steam-only generating stations; 36 percent was produced in the company’s steam/electric generating stations, where it is first used to generate electricity; and 13 percent was purchased from others. See Item 2 for a discussion of Con Edison of New York’s steam facilities.

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

Competition

Con Edison of New York is primarily a "wires and pipes" energy delivery company that:

–	has sold most of its electric generating capacity;
–	provides its customers the opportunity to buy electricity and gas from other suppliers;
–	purchases substantially all of the electricity and all of the gas it sells to its full-service customers (the cost of which is recovered pursuant to provisions approved by the PSC); and
–	provides energy delivery services to customers pursuant to rate provisions approved by the PSC.

See “Rate and Restructuring Agreements” in Note B and "Recoverable Energy Costs" in Note A to the financial statements in Item 8.

Competition from suppliers of oil and other sources of energy, including distributed generation (such as fuel cells and micro-turbines) may provide alternatives for Con Edison of New York delivery customers. The company does not consider it reasonably likely that another company would be authorized to provide utility delivery service where the company already provides service. Any such other company would need to obtain PSC consent, satisfy applicable local requirements and install facilities to provide the service. A new company would also be subject to extensive ongoing regulation by the PSC.

Capital Requirements and Financing

For information about Con Edison of New York's capital requirements, financing and securities ratings, see "Liquidity and Capital Resources – Capital Resources” and “Capital Requirements” and “Financial and Commodity Market Risks” in Item 7.

Environmental Matters

Hazardous substances, such as asbestos, polychlorinated biphenals (PCBs) and coal tar, have been used or generated in the course of operations of Con Edison of New York and its predecessors and are present at sites and in facilities and equipment they currently or previously owned, including sites at which gas was manufactured or stored. See “Asbestos” and "Superfund” in the discussion of Con Edison of New York's legal proceedings in Item 3 and Note G to the financial statements in Item 8.

Con Edison of New York's capital expenditures for environmental protection facilities and related studies were $90 million in 2005 and are estimated to be $84 million in 2006.

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

Operating Statistics

The following tables contain operating statistics for Con Edison of New York and O&R.

Con Edison of New York

Operating Statistics

	Year Ended December 31,
	2005	2004	2003	2002	2001
ELECTRIC ENERGY (MWH)
Generated	2,261,680	1,441,498	1,077,681	1,259,533	6,793,393
Purchased from others	29,055,402	30,221,137	31,717,254	32,712,723	27,877,154
Total Generated and Purchased	31,317,082	31,662,635	32,794,935	33,972,256	34,670,547
Less: Used by company	178,406	168,533	175,965	172,873	187,773
Distribution losses and other variances	1,794,724	1,623,682	1,893,403	2,008,530	1,931,694
Net Generated and Purchased	29,343,952	29,870,420	30,725,567	31,790,853	32,551,080
Electric Energy Sold
Residential	13,689,870	12,672,847	12,440,663	12,481,689	12,048,743
Commercial and industrial	15,402,396	16,966,448	18,033,468	19,110,770	19,839,340
Railroads and railways	16,847	19,308	18,193	55,186	16,003
Public authorities	234,839	209,699	135,758	125,651	150,069
Con Edison of New York full service customers	29,343,952	29,868,302	30,628,082	31,773,296	32,054,155
Off-System Sales	-	2,118	97,485	17,557	496,925
Total Electric Energy Sold	29,343,952	29,870,420	30,725,567	31,790,853	32,551,080
Electric Energy Delivered
Con Edison of New York full service customers	29,343,952	29,868,302	30,628,082	31,773,296	32,054,155
Delivery service for retail access customers	16,847,745	14,143,045	12,636,520	11,925,752	10,520,219
Delivery service to NYPA customers and others	10,423,616	10,034,301	9,823,018	9,504,526	9,815,259
Delivery service for municipal agencies	720,757	696,041	647,388	762,660	660,220
Total Deliveries in Franchise Area	57,336,070	54,741,689	53,735,008	53,966,234	53,049,853
Average Annual KWH Use per Residential Customer (a)	5,052	4,700	4,622	4,652	4,502
Average Revenue per KWH Sold (Cents)
Residential (a)	21.1	18.9	19.4	17.0	18.1
Commercial and Industrial (a)	18.6	16.0	16.3	14.4	15.6

(a)	Includes Municipal Agency sales.

Con Edison of New York

Operating Statistics – Continued

	Year Ended December 31,
	2005	2004	2003	2002	2001
GAS (DTH)
Purchased	147,855,203	137,605,722	145,325,065	134,126,768	140,633,193
Storage—net change	(5,041,321)	(1,331,154)	(5,516,703)	5,728,684	(6,474,137)
Used as boiler fuel at Electric and Steam Stations	(35,820,239)	(29,435,890)	(27,362,620)	(29,386,788)	(27,725,598)
Gas Purchased for Resale	106,993,643	106,838,678	112,445,742	110,468,664	106,433,458
Less: Gas used by the company	366,780	364,142	383,312	323,915	299,057
Off-System Sales & NYPA	6,449,725	6,062,145	4,007,592	16,120,307	12,666,668
Distribution losses and other variances	2,074,000	2,769,000	4,023,631	4,555,763	(2,887,761)
Total Gas Purchased for Con Edison of New York Customers	98,103,138	97,643,391	104,031,207	89,468,679	96,355,494
Gas Sold
Firm Sales
Residential	48,175,004	48,569,514	51,943,706	44,162,920	46,506,365
General	36,800,299	35,886,544	36,840,304	32,681,926	35,118,342
Total Firm Sales	84,975,303	84,456,058	88,784,010	76,844,846	81,624,707
Interruptible Sales	13,127,835	13,187,333	15,247,197	12,623,833	14,730,787
Total Gas Sold to Con Edison of New York Customers	98,103,138	97,643,391	104,031,207	89,468,679	96,355,494
Transportation of customer-owned gas
Firm transportation	19,087,650	16,795,124	16,485,309	15,695,403	14,279,816
NYPA	22,305,249	18,622,910	23,360,162	25,466,325	13,762,339
Other	66,667,025	63,306,409	61,575,954	99,815,203	78,709,049
Off-System Sales	127,696	266,907	459,088	8,354,940	6,206,522
Total Sales and Transportation	206,290,758	196,634,741	205,911,720	238,800,550	209,313,220
Average Revenue per DTH Sold
Residential	$16.94	$13.94	$13.02	$12.30	$14.25
General	$13.41	$10.75	$10.23	$8.90	$10.76
Steam Sold (MLBS)	26,876,883	26,128,644	26,248,361	24,519,476	25,327,694
Average Revenue per MLB Sold	$22.77	$20.34	$19.47	$15.52	$18.86
Customers – Average for Year
Electric	3,176,355	3,152,023	3,137,301	3,117,542	3,100,642
Gas	1,054,981	1,053,698	1,053,946	1,054,312	1,051,540
Steam	1,796	1,811	1,825	1,838	1,853

O&R

Operating Statistics

	Year Ended December 31,
	2005		2004	2003	2002	2001
ELECTRIC ENERGY (MWH)
Total Purchased	4,348,953		4,113,111	4,388,804	4,506,217	4,565,551
Less: Supplied without direct charge	-		7	11	9	6
Used by company	15,068		14,174	15,511	13,435	14,572
Distribution losses and other variances	38,585	(a)	217,036	215,615	173,397	101,461
Net Purchased	4,295,300		3,881,894	4,157,667	4,319,376	4,449,512

Electric Energy Sold
Residential	1,904,884		1,729,095	1,769,421	1,815,241	1,772,552
Commercial and industrial	2,276,161		2,045,800	2,276,973	2,393,039	2,566,651
Public authorities	114,255		106,999	111,273	111,096	110,309
Total Electric Energy Sold	4,295,300		3,881,894	4,157,667	4,319,376	4,449,512
Total deliveries to Orange & Rockland customers	4,295,300		3,881,894	4,157,667	4,319,376	4,449,512
Delivery service for Retail Choice customers	1,835,948		1,860,661	1,454,794	1,235,048	798,814
Total Deliveries in Franchise Area	6,131,248		5,742,555	5,612,461	5,554,424	5,248,326
Average Annual KWH Use per Residential Customer	9,657		8,818	8,955	8,801	8,506
Average Revenue per KWH Sold (Cents)
Residential	13.34		12.35	12.17	11.23	12.79
Commercial and Industrial	10.90		9.89	9.81	8.65	10.04

(a)	Includes one-time unbilled revenue adjustment of 89,331 MWH recorded in March 2005.

O&R

Operating Statistics – Continued

	Year Ended December 31,
	2005	2004	2003	2002	2001
GAS (DTH)
Purchased	15,208,262	15,732,315	16,546,568	19,723,917	18,588,275
Storage – net change	121,547	373,271	1,112,011	(2,139,045)	854,482
Gas Purchased for Resale	15,329,809	16,105,586	17,658,579	17,584,872	19,442,757
Less: Gas used by the company	48,410	58,823	52,377	56,939	45,979
Distribution losses and other variances	727,243	1,017,134	376,605	856,036	578,187
Total Gas Purchased for O&R Customers	14,554,156	15,029,629	17,229,597	16,671,897	18,818,591
Gas Sold
Firm Sales
Residential	9,306,592	9,486,765	10,810,384	10,203,403	11,724,341
General	2,269,207	2,487,197	3,314,154	3,294,624	3,750,851
Total Firm Sales	11,575,799	11,973,962	14,124,538	13,498,027	15,475,192
Interruptible Sales	2,978,357	3,055,667	3,105,059	3,173,870	3,343,399
Total Gas Sold to O&R Customers	14,554,156	15,029,629	17,229,597	16,671,897	18,818,591
Transportation of customer-owned gas
Firm transportation	9,840,507	9,930,731	8,497,814	6,367,990	4,723,695
Interruptible transportation	3,480,376	3,940,332	3,728,018	4,192,062	3,920,901
Sales for resale	1,072,111	1,067,953	1,133,649	1,057,156	1,039,083
Sales to electric generating stations	1,433,891	659,449	2,833,322	13,983,048	11,427,428
Off-System Sales	172,458	53,692	373,686	2,883,913	2,526,829
Total Sales and Transportation	30,553,499	30,681,786	33,796,086	45,156,066	42,456,527
Average Revenue per DTH Sold
Residential	$14.07	$11.84	$10.41	$8.29	$10.29
General	$13.37	$11.27	$10.00	$7.87	$9.73
Customers – Average for Year
Electric	293,245	290,905	288,746	285,519	282,191
Gas	124,591	123,505	122,565	121,437	120,108

ITEM 1A.	RISK FACTORS

Con Edison

For information about the risk factors of Con Edison, see “Risk Factors” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 (which information is incorporated herein by reference).

Con Edison of New York

For information about the risk factors of Con Edison of New York, see “Risk Factors” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 (which information is incorporated herein by reference).

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Con Edison

None.

Con Edison of New York

None.

ITEM 2.	PROPERTIES

Con Edison

Con Edison has no significant properties other than those of the Utilities and its competitive energy businesses.

For information about the capitalized cost of the Companies’ utility plant, net of accumulated depreciation, see “Plant and Depreciation” in Note A to the financial statements in Item 8 (which information is incorporated herein by reference).

Con Edison of New York

Electric Facilities

Generating Facilities.    Con Edison of New York’s electric generating facilities consist of plants located in New York City with an aggregate capacity of 692 MW. The company expects to have sufficient amounts of gas and fuel oil available in 2006 for use in these facilities. This includes the company’s East River Repowering Project, which commenced commercial operations in April 2005 and added electric capacity of 292 MW based on a summer rating. Also in 2005, the company retired its Waterside generating station, reducing its electric capacity by 167 MW.

Transmission Facilities.    Con Edison of New York’s transmission facilities, other than those located underground, are controlled and operated by the NYISO. See “Electric Operations—Electric Supply” in Item 1 (which information is incorporated herein by reference). At December 31, 2005, Con Edison of New York’s transmission system had 432 miles of overhead circuits operating at 138, 230, 345 and 500 kV and 138 miles of underground circuits operating at 138 and 345 kV. There are 267 miles of radial subtransmission circuits operating at 69 kV and above. The company’s 14 transmission substations supplied by circuits operated at 69kV and above, have a total transformer capacity of 16,000 MVA. The company’s transmission facilities are located in New York City and Westchester, Orange, Rockland, Putnam and Dutchess counties in New York State.

Con Edison of New York has transmission interconnections with Niagara Mohawk, Central Hudson Gas & Electric Corporation, O&R, New York State Electric and Gas Corporation, Connecticut Light and Power Company, Long Island Power Authority, NYPA and Public Service Electric and Gas Company.

Distribution Facilities.    Con Edison of New York owns various distribution substations and facilities located throughout New York City and Westchester County. At December 31, 2005, the company’s distribution system had a transformer capacity of 26,656 MVA, with 36,047 miles of overhead distribution lines and 93,612 miles of underground distribution lines.

Gas Facilities

Natural gas is delivered by pipeline to Con Edison of New York at various points in its service territory and is distributed to customers by the company through 4,297 miles of mains and 378,693 service lines. The company owns a natural gas liquefaction facility and storage tank at its Astoria property in Queens, New York. The plant can store approximately 1,000 mdths of which a maximum of about 250 mdths can be withdrawn per day. The company has about 1,230 mdths of additional natural gas storage capacity at a field in upstate New York, owned and operated by Honeoye Storage Corporation, a corporation 28.8 percent owned by Con Edison of New York.

Steam Facilities

Con Edison of New York generates steam for distribution at three steam/electric generating stations and five steam-only generating stations and distributes steam to customers through approximately 87 miles of mains and 18 miles of service lines.

O&R

Electric Transmission and Distribution Facilities

O&R and its utility subsidiaries, RECO and Pike, own, in whole or in part, transmission and distribution facilities which include 602 circuit miles of transmission lines, 14 transmission substations (with a total transformer capacity of 3,568 MVA), 61 distribution substations (with a transformer capacity of 2,435 MVA), 95,780 in-service line transformers, 3,632 pole miles of overhead distribution lines and 1,485 miles of underground distribution lines. O&R’s transmission system is part of the NYISO system except that portions of RECO’s system are located with the transmission area controlled by the Pennsylvania-Jersey-Maryland Independent System Operator.

Gas Facilities

O&R and Pike own their gas distribution systems, which include 1,820 miles of mains. In addition, O&R owns and maintains a gas transmission system, which includes 66 miles of mains.

16

RECO & Pike Mortgages

Substantially all of the utility plant and other physical property of O&R's utility subsidiaries, RECO and Pike, is subject to the liens of the respective indentures securing first mortgage bonds of each company.

Competitive Energy Businesses

Con Edison Development, an unregulated subsidiary of Con Edison, owns and leases interests in 1,668 MW of capacity in electric generating facilities, most of which use gas and/or oil as fuel. These interests, the capitalized costs of which at December 31, 2005 amounted to $806 million (net of accumulated depreciation), are as follows:

Name	Power Plant Type Base/Peak/Intermediate	Power Pool/Location	Aggregate Capacity (in MW)
Newington(a)	Base	ISO-NE/New Hampshire	525
ADA	Base	ECAR/Michigan	29	(b)
Total Base Capacity			554
GENOR	Intermediate	Central America/Guatemala	42
CEEMI	Intermediate	ISO-NE/Massachusetts	125
Lakewood	Intermediate	PJM/New Jersey	236	(c)
Total Intermediate Capacity			403
CEEMI	Peaking	ISO-NE/Massachusetts	156
Ocean Peaking	Peaking	PJM/New Jersey	330
Rock Springs	Peaking	PJM/Maryland	335
Total Peaking Capacity			821
Total Capacity			1,778	(d)

(a)	Leased pursuant to a consolidated lease transaction. See Note Q to the financial statements in Item 8.
(b)	Subject to a power purchase agreement expiring in 2026.
(c)	Subject to a power purchase agreement expiring in 2014.
(d)	Con Edison Development’s interest in these facilities amounts to 1,668 MW.

Con Edison Development is also engaged in two leasing transactions involving gas distribution and electric generating facilities in the Netherlands. See Note K to the financial statements in Item 8 (which information is incorporated herein by reference).

Discontinued Operations

Con Edison Communications’ assets, the capitalized costs of which at December 31, 2005 amounted to $52 million, are included in Con Edison’s financial statements as Non-Utility Properties Held for Sale. The assets include opto-electronic equipment and over 400 miles of fiber optic cable that have been installed in the New York City metropolitan area primarily through Con Edison of New York’s underground conduits and other rights of way. Con Edison Communications pays fees for the use of the conduits and rights of way.

ITEM 3.	LEGAL PROCEEDINGS

Con Edison

Northeast Utilities

For information about legal proceedings relating to Con Edison’s October 1999 agreement to acquire Northeast Utilities, see Note H to the financial statements in Item 8 (which information is incorporated herein by reference).

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

Superfund

The Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 and similar state statutes (Superfund) impose joint and several liability, regardless of fault, upon generators of hazardous substances for investigation, remediation costs and environmental damages. The sites at which Con Edison of New York has been asserted to have liability under Superfund include its and its predecessor companies’ former manufactured gas sites, its Astoria PCB storage facility, the Arthur Kill Generating Station site and other Superfund sites discussed below. There may be additional sites as to which assertions will be made that the company has

17

liability. For a further discussion of claims and possible claims against the company under Superfund, including with respect to its manufactured gas sites, estimated liability accrued for Superfund claims and recovery from customers of site investigation and remediation costs, see Note G to the financial statements in Item 8 (which information is incorporated herein by reference).

Manufactured Gas Sites.    Con Edison of New York and its predecessors formerly manufactured gas and maintained storage holders for manufactured gas at sites in New York City and Westchester County (MGP Sites). Many of these sites are now owned by parties other than Con Edison of New York and have been redeveloped by them for other uses, including schools, residential and commercial developments and hospitals. The New York State Department of Environmental Conservation (DEC) is requiring the company to investigate, and if necessary, develop and implement remediation programs for the sites, which include 33 manufactured gas plant sites and 17 storage holder sites.

The information available to Con Edison of New York for most of the MGP Sites is incomplete as to the extent of contamination and remediation and monitoring methods, if any, to be used. Through the end of 2005, investigations of all or portions of 30 of the MGP Sites have been started and have been completed at ten of the sites. Coal tar and/or other manufactured gas plant-related environmental contaminants have been detected at 24 MGP Sites, including sites in Manhattan and other parts of New York City and in Westchester County.

Astoria Site.    Con Edison of New York is permitted by the DEC to operate a PCB storage facility on property the company owns in the Astoria section of Queens, New York. Apart from the PCB storage facility, portions of the property were the former location of a manufactured gas plant and have been used or are being used for, among other things, electric generation operations, electric substation operations, the storage of fuel oil and liquefied natural gas, and the maintenance and storage of electric equipment. As a condition of its DEC permit, the company is required to investigate the property and where environmental contamination is found and action is necessary, to conduct corrective action to remediate the contamination. The company has investigated various sections of the property and is planning additional investigations. The company has submitted to the DEC and the New York State Department of Health a report identifying the known areas of contamination. The company estimates that its undiscounted potential liability for the cleanup of the known contamination on the property will be at least $21 million.

Arthur Kill Site.    Following a September 1998 transformer fire at Con Edison of New York's former Arthur Kill Generating Station, it was determined that oil containing high levels of PCBs was released to the environment during the incident. The company has completed DEC-approved cleanup programs for the station's facilities and various soil and pavement areas of the site affected by the PCB release. Pursuant to a July 1999 DEC consent order, the company completed a DEC-approved assessment of the nature and extent of the contamination in, and recommended a remediation program, for the waterfront area of the station. DEC has selected the remediation program for the waterfront area and the company will implement it pursuant to an additional consent order entered into during 2005. The company estimates that its undiscounted potential liability for the cleanup of PCB contamination at the site will be approximately $3.4 million. See “Con Edison of New York – Environmental Matters” in Item 1.

Flushing Service Center Site.    The owner of a former Con Edison of New York service center facility in Flushing, New York, has informed the company that PCB contamination has been detected on a substantial portion of the property, which the owner plans to investigate, remediate, and redevelop for residential and commercial use pursuant to the New York Brownfield Cleanup Program administered by the DEC. In late 2005, the property owner claimed that the costs of investigation and remediation will be approximately $34 million and has demanded that the company pay these costs.

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

18

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

Site	Location	Start	Court or Agency	Estimated Liability (a)	% of Total (a)
Maxey Flats Nuclear	Morehead, KY	1986	EPA	$114,000	0.8%
Curcio Scrap Metal	Saddle Brook, NJ	1987	EPA	280,000	100%
Metal Bank of America	Philadelphia, PA	1987	EPA	113,000	1.0%
Cortese Landfill	Narrowsburg, NY	1987	EPA	745,000	6.0%
Global Landfill	Old Bridge, NJ	1988	EPA	115,000	0.3%
PCB Treatment, Inc.	Kansas City, KS & MO	1994	EPA	2,000,000	6.1%
Borne Chemical	Elizabeth, NJ	1997	NJSC	117,000	0.7%

(a)	Superfund liability is joint and several. Estimated liability shown is the company’s estimate of its anticipated share of the total liability determined pursuant to consent decrees, settlement agreements or otherwise and in light of financial condition of other PRPs.

Lower Manhattan Restoration Litigation

For a description of litigation against the company with respect to emergency response and restoration activities following the September 11, 2001 attack on the World Trade Center, see Note I to the financial statements (which information is incorporated herein by reference).

O&R

Asbestos

For information about legal proceedings relating to exposure to asbestos, see Note G to the financial statements in Item 8 (which information is incorporated herein by reference).

Superfund

The sites at which O&R has been asserted to have liability under Superfund include its manufactured gas sites, its West Nyack site and other Superfund sites discussed below. There may be additional sites as to which assertions will be made that O&R has liability. For a further discussion of claims and possible claims against O&R under Superfund, see Note G to the financial statements in Item 8 (which information is incorporated herein by reference).

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

O&R has completed remedial investigations at five of its seven MGP Sites and will complete investigation of the remaining two sites in 2006. O&R has completed the remediation at one of its sites and has received DEC’s decision regarding the remedial work to be done at another site. Since the latter site is Company- owned and has no off-site impacts, remediation of this site has been deferred, with DEC’s concurrence, until approximately 2010. O&R is currently implementing remediation at its Nyack MGP site.

West Nyack Site.    In 1994 and 1997, O&R entered into consent orders with the DEC pursuant to which O&R agreed to conduct a remedial investigation and remediate certain property it owns in West Nyack, New York at which PCBs were discovered. Petroleum contamination related to a leaking underground storage tank was found as well. O&R has completed all remediation at the site that the DEC has required to date. The DEC has requested an additional groundwater investigation and an on-site vapor intrusion study.

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

The following table lists each of O&R‘s other Superfund sites for which the company anticipates it may have liability. The table also shows for each such site, its location, the year in which the company was designated or alleged to be a PRP or to otherwise have responsibilities with respect to the site (shown in table under “Start”), the name of the court or agency in which proceedings with respect to the site are pending and the company‘s current estimate of its potential liability for investigation, remediation and monitoring and environmental damages at the site.

Site	Location	Start	Court or Agency	Estimated Liability(a)	% of Total(a)
Metal Bank of America	Philadelphia, PA	1987	EPA	$25,000	4.6%
Borne Chemical	Elizabeth, NJ	1997	EPA	94,000	1.7%
Orange County Landfill	Goshen, NY	2000	NYAG	250,000	(b)
Ramapo Landfill	Ramapo, NY	2000	NYAG	99,014	(c)
Clarkstown Landfill	Clarkstown, NY	2003	NYAG	60,000	(b)

(a)	Superfund liability is joint and several. Estimated liability shown is the company‘s estimate of its anticipated share of the total liability determined pursuant to consent decrees, settlement agreements or otherwise and in light of financial condition of other PRPs.
(b)	Not ascertainable.
(c)	Settled.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Executive Officers of the Registrant

The following table sets forth certain information about the executive officers of Con Edison and Con Edison of New York. As indicated, certain of the executive officers are executive officers of each of Con Edison and Con Edison of New York and others are executive officers of Con Edison or Con Edison of New York. The term of office of each officer, other than Mr. McGrath, is until the next election of directors (trustees) of their company and until his or her successor is chosen and qualifies. Effective February 28, 2006, Mr. McGrath will retire, and be succeeded by Mr. Burke, as Chairman of the Boards of Con Edison and Con Edison of New York. Officers are subject to removal at any time by the board of directors (trustees) of their company. Messrs. Burke and McMahon and Ms. Freilich have employment agreements with Con Edison, which provide for them to serve in their present positions through February 28, 2007, December 31, 2008, August 31, 2007 and December 1, 2006, respectively. The employment agreements for Messrs., Burke and McMahon provide for automatic one-year extensions of their term, unless notice to the contrary is received six months prior to the end of the term.

Name	Age	Offices and Positions During Past Five Years
Executive Officers of Con Edison and Con Edison of New York
Eugene R. McGrath	64

9/05 to present – Chairman of the Board and Director of Con Edison and Trustee of Con Edison of New York

10/97 to 8/05 – Chairman, President, Chief Executive Officer and Director of Con Edison

3/98 to 8/05 – Chairman, Chief Executive Officer and Trustee of Con Edison of New York

Kevin Burke	55	9/05 to present – President and Chief Executive Officer and Director of Con Edison and Chief Executive Officer and Trustee of Con Edison of New York 9/00 to 8/05 – President of Con Edison of New York

Joan S. Freilich	64

9/05 to present – Vice Chairman of Con Edison and Con Edison of New York

3/98 to 8/05 – Executive Vice President, Chief Financial Officer and Director of Con Edison and Trustee of Con Edison of New York

Louis L. Rana	57

9/05 to present – President of Con Edison of New York

2/03 to 8/05 – Senior Vice President – Electric Operations

10/01 to 1/03 – Vice President – Manhattan Electric Operations

4/00 to 9/01 – Vice President – Manhattan Customer Service

Robert N. Hoglund	44

9/05 to present – Senior Vice President and Chief Financial Officer of Con Edison and Con Edison of New York

4/04 to 8/05 – Senior Vice President of Finance of Con Edison and Con Edison of New York

6/04 to present – Chief Financial Officer and Controller of O&R

4/97 to 3/04 – Managing Director, Citigroup Global Markets Inc. and predecessors

Frances A. Resheske	45	2/02 to present – Senior Vice President – Public Affairs of Con Edison of New York 5/99 to 2/02 – Vice President – Public Affairs of Con Edison of New York

Charles E. McTiernan, Jr.	61	1/03 to present – General Counsel of Con Edison and Con Edison of New York 10/85 to 12/02 – Associate General Counsel of Con Edison of New York

Edward J. Rasmussen	57	12/00 to present – Vice President and Controller of Con Edison and Con Edison of New York 12/00 to 12/03 – Vice President, Controller and Chief Financial Officer of O&R

Hyman Schoenblum	57	12/00 to present – Vice President – Corporate Planning of Con Edison of New York

Joseph P. Oates	44

4/04 to present – Vice President and Treasurer of Con Edison and Con Edison of New York

1/04 to 04/04 – Vice President of Con Edison of New York

11/03 to 01/04 – Vice President – Bronx and Westchester of Con Edison of New York

7/01 to 11/03 – Vice President – Energy Management of Con Edison of New York

2/01 to 07/01 – Director – Direct Report to the Senior Vice President of Central Operations of Con Edison of New York

4/99 to 02/01 – Project Manager – Corporate Planning of Con Edison of New York

Name	Age	Offices and Positions During Past Five Years

Executive Officers of Con Edison but not Con Edison of New York
Stephen B. Bram	63	1/03 to present – Group President, Energy and Communications of Con Edison 9/00 to 12/02 – President and Chief Executive Officer of O&R

John D. McMahon	54	1/03 to present – President and Chief Executive Officer of O&R 8/98 to 12/02 – Senior Vice President and General Counsel of Con Edison and Con Edison of New York

Executive Officers of Con Edison of New York but not Con Edison
(All offices and positions listed are with Con Edison of New York)

Marilyn Caselli	51	5/05 to present – Senior Vice President – Customer Operations 8/98 to 4/05 – Vice President – Customer Operations

Mary Jane McCartney	57	10/93 to present – Senior Vice President – Gas Operations

John F. Miksad	46	9/05 to present – Senior Vice President – Electric Operations 2/03 to 8/05 – Vice President – Manhattan Electric Operations 1/00 to 1/03 – Chief Engineer – Distribution Engineering

Robert A. Saya	64	9/01 to present – Senior Vice President – Central Operations 4/00 to 8/01 – Vice President – System and Transmission Operations

Luther Tai	57	9/01 to present – Senior Vice President – Central Services 9/00 to 8/01 – Senior Vice President – Central Operations

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Con Edison

Con Edison’s Common Shares ($.10 par value), the only class of common equity of Con Edison, are traded on the New York Stock Exchange. As of January 31, 2006, there were 80,997 holders of record of Con Edison’s Common Shares.

The market price range for Con Edison’s Common Shares during 2005 and 2004, as reported in the consolidated reporting system, and the dividends paid by Con Edison in 2005 and 2004 were as follows:

	2005			2004
	High	Low	Dividends Paid	High	Low	Dividends Paid
1st Quarter	$44.71	$41.10	$0.57	$45.01	$42.21	$0.565
2nd Quarter	$47.23	$41.50	$0.57	$44.25	$37.23	$0.565
3rd Quarter	$49.29	$45.60	$0.57	$42.90	$39.12	$0.565
4th Quarter	$49.10	$43.70	$0.57	$45.59	$42.09	$0.565

On January 26, 2006, Con Edison’s Board of Directors declared a quarterly dividend of 57 1/2 cents per Common Share. The first quarter 2006 dividend will be paid on March 15, 2006.

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

The dividends declared by Con Edison of New York in 2005 and 2004 are shown in its Consolidated Statement of Common Shareholder’s Equity included in Item 8 (which information is incorporated herein by reference). For additional information about the payment of dividends by Con Edison of New York, and restrictions thereon, see “Dividends” in Note C to the financial statements in Item 8 (which information is incorporated herein by reference).

ITEM 6.	SELECTED FINANCIAL DATA

Con Edison

	For the Year Ended December 31,
(Millions of Dollars)	2005	2004	2003	2002	2001
Operating revenues	$11,690	$9,758 *	$9,808	$8,498	$9,389
Purchased power	4,743	3,960	3,884	3,201	3,380
Fuel	816	597	504	289	394
Gas purchased for resale	1,155	852	889	596	860
Operating income	1,158	931	1,044	1,078	1,141
Income from continuing operations	732	549	634	689	694
Loss from discontinued operations	(13)	(12)	(109)	(21)	(12)
Income before cumulative effect of changes in accounting principles	719	537	525	668	682
Cumulative effect of changes in accounting principles	-	-	3	(22)	-
Net income	719	537	528	646	682
Total assets	24,850	22,560	20,966	19,667	17,901
Long-term debt	7,398	6,561	6,733	6,166	5,501
Preferred stock of subsidiary subject to mandatory redemption	-	-	-	-	37
Common shareholders’ equity	7,310	7,054	6,423	5,921	5,666
Basic earnings per share
Continuing operations	$3.00	$2.33	$2.87	$3.24	$3.28
Discontinued operations	$(0.05)	$(0.05)	$(0.50)	$(0.10)	$(0.06)
Before cumulative effect of changes in accounting principles	$2.95	$2.28	$2.37	$3.14	$3.22
Cumulative effect of changes in accounting principles	-	-	$0.02	$(0.11)	-
Net Income	$2.95	$2.28	$2.39	$3.03	$3.22
Diluted earnings per share
Continuing operations	$2.99	$2.32	$2.86	$3.23	$3.27
Discontinued operations	$(0.05)	$(0.05)	$(0.50)	$(0.10)	$(0.06)
Before cumulative effect of changes in accounting principles	$2.94	$2.27	$2.36	$3.13	$3.21
Cumulative effect of changes in accounting principles	-	-	$0.02	$(0.11)	-
Net income	$2.94	$2.27	$2.38	$3.02	$3.21
Cash dividends per common share	$2.28	$2.26	$2.24	$2.22	$2.20
Average common shares outstanding (millions)	244	236	221	213	212

*	Reflects a $124 million pre-tax charge in 2004, in accordance with Con Edison of New York’s electric, gas and steam rate plans.

Con Edison of New York

	For the Year Ended December 31,
(Millions of Dollars)	2005	2004		2003	2002	2001

Operating revenues	$9,272	$8,006	*	$8,166	$7,224	$8,122
Purchased power	3,367	3,064		3,124	2,622	2,819
Fuel	526	404		358	232	351
Gas purchased for resale	965	709		715	472	666
Operating income	1,041	825		942	954	1,047
Net income for common stock	694	518		591	605	649
Total assets	21,146	19,244		17,764	16,837	15,347
Long-term debt	6,055	5,235		5,435	5,392	5,012
Preferred stock subject to mandatory redemption	-	-		-	-	37
Common shareholder’s equity	6,437	6,116		5,482	4,890	4,666

*	Reflects $124 million pre-tax charge in 2004, in accordance with Con Edison of New York’s electric, gas and steam rate plans.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ( COMBINED FOR CON EDISON AND CON EDISON OF NEW YORK)

This combined management’s discussion and analysis of financial condition and results of operations (MD&A) relates to the consolidated financial statements included in this report of two separate registrants: Consolidated Edison, Inc. (Con Edison) and Consolidated Edison Company of New York, Inc. (Con Edison of New York) and should be read in conjunction with the financial statements and the notes thereto. As used in this report, the term the “Companies” refers to Con Edison and Con Edison of New York. Con Edison of New York is a subsidiary of Con Edison and, as such, information in this MD&A about Con Edison of New York applies to Con Edison.

Information in the notes to the consolidated financial statements referred to in this discussion and analysis is incorporated by reference herein. The use of terms such as “see” or “refer to” shall be deemed to incorporate by reference into this discussion and analysis the information to which reference is made.

Corporate Overview

Con Edison’s principal business operations are those of its utility companies, Con Edison of New York and Orange and Rockland Utilities, Inc. (O&R), together known as the “Utilities.” Con Edison also has competitive businesses that compete primarily in energy-related businesses (see “Competitive Energy Businesses,” below).

Certain financial data of Con Edison’s businesses is presented below:

	Twelve months ended December 31, 2005				At December 31, 2005
(Millions of Dollars)	Operating Revenues		Net Income		Assets
Con Edison of New York	$9,272	79%	$694	97%	$21,146	85%
O&R	824	7%	49	7%	1,588	6%
Total Utilities	10,096	86%	743	104%	22,734	91%
Con Edison Development	512	4%	(6)	(1)%	1,240	5%
Con Edison Energy	52	1%	2	- %	208	1%
Con Edison Solutions	1,040	9%	5	1%	139	1%
Other (a)	(10)	-%	(12)	(2)%	469	2%
Total continuing operations	11,690	100%	732	102%	24,790	100%
Discontinued operations (b)	-	-%	(13)	(2)%	60	-%
Total Con Edison	$11,690	100%	$719	100%	$24,850	100%

(a)	Represents inter-company and parent company accounting.
(b)	Represents the discontinued operations of Con Edison Communications.

Con Edison’s net income for common stock in 2005 was $719 million or $2.95 a share. Net income for common stock in 2004 and 2003 was $537 million or $2.28 a share and $528 million or $2.39 a share, respectively. The 2005 results reflect increased energy sales and deliveries, the electric rate plan that took effect in April 2005 and the gas and steam rate plans that took effect in October 2004. See “Results of Operations – Summary,” below.

Con Edison’s principal business segments are Con Edison of New York’s regulated electric, gas and steam utility activities, O&R’s regulated electric and gas utility activities and Con Edison’s competitive businesses. Con Edison of New York’s principal business segments are its regulated electric, gas and steam utility activities. For segment financial information, see Note O to the financial statements and “Results of Operations,” below.

For information about factors that could have a material adverse effect on the Companies, see “Risk Factors,” below.

Regulated Utilities

Con Edison of New York provides electric service to approximately 3.2 million customers and gas service to approximately 1.1 million customers in New York City and Westchester County. The company also provides steam service in parts of Manhattan. O&R, along with its regulated utility businesses, provides electric service to approximately 0.3 million customers in southeastern New York and adjacent areas of northern New Jersey and eastern Pennsylvania and gas service to over 0.1 million customers in southeastern New York and adjacent areas of eastern Pennsylvania.

The Utilities are primarily “wires and pipes” energy delivery businesses that deliver energy in their service areas subject to extensive federal and state regulation. The Utilities’ customers buy this energy from the Utilities, or from other suppliers through the Utilities’ retail access programs. The Utilities purchase substantially all of the energy they sell to customers pursuant to firm contracts or through wholesale energy markets, and recover (generally on a current basis) the cost of the energy sold, pursuant to approved rate plans.

Con Edison anticipates that the Utilities will continue to provide substantially all of its earnings over the next few years. The Utilities’ earnings will depend on various factors including demand for utility service and the Utilities’ ability to charge rates for their services that reflect the costs of service, including a return on invested equity capital. The factors affecting demand for utility service include weather, market prices for energy and economic conditions.

Because the energy delivery infrastructure must be adequate to meet demand in peak periods with a high level of reliability, the Utilities’ capital investment plans reflect in great part actual growth in electric peak demand adjusted to summer design weather conditions, as well as forecast growth in peak usage.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(COMBINED FOR CON EDISON AND CON EDISON OF NEW YORK) – CONTINUED

The Utilities had estimated prior to the summer of 2005 that, under design weather conditions, the 2005 peak electric demand in their respective service areas would be 13,025 MW for Con Edison of New York and 1,500 MW for O&R. On July 27, 2005, the electric demands served by the Utilities reached new record peaks, 13,059 MW for Con Edison of New York, and 1,539 MW for O&R. The higher-than-forecasted demands were primarily due to increased customer demand and actual temperatures that were slightly higher than those used in developing the forecast. Also, on July 27, 2005, the NYISO invoked demand reduction programs. Without these reduction programs, the experienced peak demands would have been higher.

The average annual growth rate of the peak electric demand over the next five years at design conditions is estimated to be approximately 1.5 percent for Con Edison of New York and 2.7 percent for O&R. Since demand reduction programs are invoked only in specific circumstances, design conditions do not include their potential impact. The Companies anticipate an ongoing need for substantial capital investment in order to meet this growth in peak usage with the high level of reliability that the Utilities currently provide (see “Liquidity and Capital Resources – Capital Requirements,” below).

The Utilities have rate plans approved by state utility regulators that cover the rates they can charge their customers. Con Edison of New York’s electric, gas and steam rate plans are effective through March 31, 2008, September 30, 2007 and September 30, 2006, respectively. The company has filed a request for a new steam rate plan to be effective October 1, 2006. O&R has rate plans for its electric and gas services in New York that extend through October 31, 2006. O&R has filed a request for a new gas rate plan to be effective November 1, 2006. Pursuant to the Utilities’ rate plans, charges to customers may not be changed during the respective terms of the rate plans other than for recovery of the costs incurred for energy supply, for specified increases provided in the rate plans and for limited other exceptions. The rate plans generally require the Utilities to share with customers earnings in excess of specified rates of return on equity. Changes in delivery volumes are reflected in operating income (except to the extent that weather-normalization provisions apply to the gas businesses and subject to provisions in the rate plans for sharing above-target earnings with customers). See “Regulatory Matters” below and “Recoverable Energy Costs” and “Rate and Restructuring Agreements” in Notes A and B, respectively, to the financial statements.

Accounting rules and regulations for public utilities include Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation," pursuant to which the economic effects of rate regulation are reflected in financial statements. See “Application of Critical Accounting Policies,” below.

Competitive Energy Businesses

Con Edison’s competitive energy businesses participate in competitive businesses and are subject to different risks than the Utilities. In view of conditions affecting certain of its competitive activities, the company recognized an impairment charge of $18 million ($10 million after tax) for certain generating assets in 2003. See “Application of Critical Accounting Policies,” below. At December 31, 2005, Con Edison’s investment in its competitive energy businesses was $543 million and their assets amounted to $1.6 billion.

Consolidated Edison Solutions, Inc. (Con Edison Solutions) sells electricity to delivery customers of the Utilities and other utilities primarily in the Northeast and Mid-Atlantic regions and also offers energy related services. The company sold approximately 10 million megawatt hours of electricity to customers in 2005.

Consolidated Edison Development, Inc. (Con Edison Development) owns and operates generating plants and participates in other infrastructure projects. At December 31, 2005, the company owned the equivalent of 1,668 MW of capacity in electric generating facilities of which 203 MW is sold under long-term purchase power agreements and the balance is sold on the wholesale electricity markets.

Consolidated Edison Energy, Inc. (Con Edison Energy) provides energy and capacity to Con Edison Solutions and others and markets the output of plants owned or operated by Con Edison Development. The company also provides risk management services to Con Edison Solutions and Con Edison Development and offers these services to others.

Over the next two years the competitive energy businesses will focus on increasing their customer base, gross margins and the value of their existing assets. See “Liquidity and Capital Resources – Capital Requirements” and “Capital Resources,” below.

Discontinued Operations

In December 2005, Con Edison signed an agreement to sell Con Edison Communications, LLC (Con Edison Communications) to RCN Corporation. See Note U to the financial statements.

Results of Operations – Summary

Con Edison’s earnings per share in 2005 were $2.95 ($2.94 on a diluted basis). In 2004, earnings per share were $2.28 ($2.27 on a diluted basis). Earnings per share in 2003 were $2.39 ($2.38 on a diluted basis).

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(COMBINED FOR CON EDISON AND CON EDISON OF NEW YORK) – CONTINUED

Net income for the years ended December 31, 2005, 2004 and 2003 was as follows:

(Millions of Dollars)	2005		2004	2003
Con Edison of New York	$694		$518 (a)	$591
O&R	49		46	45
Con Edison Development	(6)		(4)	(9	)(b)
Con Edison Energy	2		-	1
Con Edison Solutions	5		3	19
Other (c)	(12)		(14)	(10)
Total continuing operations	732		549	637
Discontinued operations (d)	(13	)(e)	(12)	(109	)(e)
Con Edison	$719		$537	$528

(a)	Net income for Con Edison of New York in 2004 includes charges totaling $80 million after tax in accordance with Con Edison of New York’s electric, gas and steam rate plans. See Note B to the financial statements.
(b)	Net income for Con Edison Development includes a charge for the impairment of two combustion turbines and a generation investment totaling $10 million after tax. It also includes a benefit for the cumulative effect of changes in accounting principles for mark-to-market gains related to certain power sales contracts, partially offset by a $3 million net after-tax impact of financial statement consolidation of the Newington plant.
(c)	Other consists of inter-company and parent company accounting including interest expense on debt and the related income tax expense.
(d)	Discontinued operations represent Con Edison Communications operations. See Note U to the financial statements.
(e)	Net income from discontinued operations includes charges for the impairment of Con Edison Communications assets in accordance with SFAS No. 144 of $5 million and $84 million after tax in 2005 and 2003, respectively.

Con Edison’s net income in 2005 was $182 million higher than in 2004, reflecting the following factors (after tax, in millions):

Con Edison of New York:
Impact of weather in 2005 on net revenues versus 2004 (estimated)	$40
Sales growth (estimated)	37
Electric rate plan (estimated)	170
Gas rate plan (estimated)	33
Steam rate plan (estimated)	47
Increased pension and other post-retirement benefits costs	(45)
Higher depreciation and property tax expense	(88)
Higher operations and maintenance expense	(61)
Allowance for funds used during construction	(26)
2004 non-cash rate plan charges	80
Other	(11)
Total Con Edison of New York	176
O&R	3
Competitive energy businesses including parent company	4
Loss on discontinued operations, including impairment recognized in 2005	(1)
Total	$182

Con Edison’s net income in 2004 was $9 million higher than in 2003, reflecting the following factors (after tax, in millions):

Con Edison of New York:
Impact of weather in 2004 on net revenues versus 2003 (estimated)	$(5)
Sales growth and other revenue factors (estimated)	35
Increased pension and other post-retirement benefits costs	(18)
Regulatory accounting	(12)
Higher depreciation and property tax expense	(32)
Higher operations and maintenance expense	(27)
Lower interest expense, principally long-term debt	14
Allowance for funds used during construction and other income	21
Electric, gas and steam rate plan charges	(80)
Settlement in 2003 regarding nuclear generating unit sold in 2001	5
Other, principally tax benefits	26
Total Con Edison of New York	(73)
O&R	1
Competitive energy businesses including parent company	(23)
Competitive generating asset impairments	10
Loss on discontinued operations, including impairment recognized in 2003	97
Cumulative effect of changes in accounting principles	(3)
Total	$9

See “Results of Operations” below for further discussion and analysis of results of operations.

Risk Factors

The Companies’ businesses are influenced by many factors that are difficult to predict, and that involve uncertainties that may materially affect actual operating results, cash flows and financial condition. These risk factors include:

The Utilities’ Revenues And Results Of Operations Reflect Regulatory Actions – The Utilities have rate plans approved by state utility regulators that cover the prices they can charge their customers. The prices generally may not be changed during the specified terms of the rate plans other than for the recovery of energy costs and limited other exceptions. The rate plans generally include earnings adjustments for meeting or failing to meet certain standards. Certain of the plans require action by regulators at their expiration dates, which may include approval of new plans with different provisions. Regulators may also take actions affecting the company outside of the framework of the approved rate plans. The regulators in the states in which the Utilities provide service generally permit the Utilities to recover from their customers the cost of service, other than any cost that is determined to have been imprudently incurred. The Utilities’ regulatory filings can involve complex accounting and other calculations. See “Application of Critical Accounting Polices” and “Regulatory Matters,” below.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(COMBINED FOR CON EDISON AND CON EDISON OF NEW YORK) – CONTINUED

Con Edison’s Ability To Pay Dividends Or Interest Is Subject To Regulatory Restrictions – Con Edison’s ability to pay dividends on its common stock or interest on its external borrowings depends primarily on the dividends and other distributions it receives from its businesses. The dividends that the Utilities may pay to Con Edison are generally limited to not more than 100 percent of their respective income available for dividends calculated on a two-year rolling average basis, with certain exceptions. See “Dividends” in Note C to the financial statements.

The Companies Purchase Energy For Their Customers – A disruption in the wholesale energy markets or in the Companies’ energy supply arrangements could adversely affect their ability to meet their customers’ energy needs and the Companies’ results of operations. The Companies have policies to manage the economic risks related to energy supply, including related hedging transactions and the risk of a counterparty’s non-performance. The Utilities generally recover their prudently incurred fuel, purchased power and gas costs, including the cost of hedging transactions, in accordance with rate provisions approved by state regulators. Con Edison’s competitive energy businesses enter into hedging transactions to manage their commodity-related price and volumetric risks. See “Financial and Commodity Market Risks—Commodity Price Risk,” below.

Energy Market Prices Have Increased Significantly – The impact of higher energy market prices on the Companies is mitigated by their energy management policies and rate provisions pursuant to which the Utilities recover energy supply costs. However, higher energy market prices are resulting in significant increases in energy costs billed to customers that could result in decreased energy usage. If this were to occur, the Companies would have decreased energy delivery revenues. The higher prices of electricity, fuel oil and gas could also affect the value of Con Edison’s competitive energy businesses’ generating facilities.

The Utilities Have A Substantial Ongoing Utility Construction Program – The Utilities estimate that their construction expenditures will exceed $5.3 billion over the next three years. The ongoing construction program includes large energy transmission and distribution system projects. The failure to complete these projects in a timely manner could adversely affect the Utilities’ ability to meet their customers’ growing energy needs with the high level of reliability that they currently provide. The Utilities expect to use internally-generated funds, equity contributions from Con Edison and external borrowing to fund the construction expenditures. Changes in capital market conditions or in the Companies’ credit ratings could adversely affect their ability and their cost to borrow funds. The Companies’ commercial paper and unsecured debt are rated by Moody’s Investors Services, Inc. (Moody’s), Standard & Poor’s Ratings Services (S&P) and Fitch Ratings (Fitch). The current ratings are shown in “Liquidity and Capital Resources—Capital Resources,” below.

The Companies Operate Essential Energy Facilities And Other Systems – The Utilities provide electricity, gas and steam service using energy facilities that are located either in, or close to, public places. A failure of, or damage to, these facilities could result in bodily injury or death, property damage, the release of hazardous substances or extended service interruptions. The Companies have information systems relating to their operations, billing, accounting and other matters, the failure of which could adversely affect the Companies’ operations and liquidity. In the event of failure or damage to these facilities or systems, the Utilities could incur substantial liability, higher costs and increased regulatory requirements. The Utilities have training, operating, security, maintenance and capital programs designed to provide for the safe and reliable operation of their energy facilities and information systems.

Con Edison’s Competitive Energy Businesses Are In Evolving Markets – Con Edison’s competitive energy businesses are active in evolving markets that are affected by the actions of governmental agencies, other organizations (such as independent system operators) and other competitive businesses. Compared to the Utilities, the profitability of their products and services and the recoverability of Con Edison’s investment in these competitive businesses is not as predictable.

The Companies May Be Affected By The Application Of Critical Accounting Policies And Rules – The application of the Companies’ critical accounting policies reflects complex judgments, assumptions and estimates. These policies, which are described in “Application of Critical Accounting Policies,” below, include industry specific accounting applicable to regulated public utilities, the accounting and funding rules applicable to pensions and other post-retirement benefits, and accounting for contingencies, long-lived assets, derivative instruments, goodwill and leases. New accounting policies or rules or changes to current accounting policies, rules or interpretations of such policies or rules that affect the Companies’ financial statements may be adopted by the relevant accounting or other authorities.

Con Edison Is Engaged In A Material Legal Proceeding With Northeast Utilities – In 2001, Con Edison sued Northeast Utilities to recover damages from its breach of the merger agreement with them and to seek the court’s declaration that Con Edison had no further obligations under the merger agreement. Northeast Utilities alleges Con Edison breached the merger

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(COMBINED FOR CON EDISON AND CON EDISON OF NEW YORK) – CONTINUED

agreement and has been pursuing a counter-claim against Con Edison for damages in excess of $1.2 billion. There are also claims by purported classes of Northeast Utilities shareholders seeking damages from Con Edison that the company believes to be substantially duplicative of those sought by Northeast Utilities. See Note H to the financial statements.

The Companies Are Exposed To Risks Relating To Environmental Matters – Hazardous substances, such as asbestos, polychlorinated biphenyls (PCBs) and coal tar, have been used or produced in the course of the Utilities’ operations and are present on properties or in facilities and equipment currently or previously owned by them. See “Environmental Matters,” below and Note G to the financial statements. Electric and magnetic fields (EMF) are found wherever electricity is used. If a causal relationship between EMF and adverse health effects were established, there could be a material adverse effect on the Companies. Negative perceptions about EMF can make it more difficult to construct facilities needed for the Companies’ operations.

The Companies Are Subject To Extensive Government Regulation And Taxation – The Companies’ operations require numerous permits, approvals and certificates from various federal, state and local governmental agencies. The Companies’ federal income tax returns reflect certain tax positions with which the Internal Revenue Service, which has completed its audits of the tax returns through 1996, does not or may not agree. See Notes K and M to the financial statements. The Companies may be subject to new laws or regulations or the revision or reinterpretation of existing laws or regulations which could have a material adverse effect on the Companies.

The Companies Face Weather And Other Risks That Are Beyond Their Control – The Companies’ results of operations can be affected by changes in the weather, which directly influences the demand for electricity, gas and steam and can affect the price of energy commodities. The cost of repairing damage to the Companies’ facilities and the potential disruption of their operations due to storms, natural disasters, wars, terrorist acts and other catastrophic events could be substantial. The occurrence or risk of occurrence of future terrorist attacks or related acts of war could also adversely affect the New York or United States economy. A lower level of economic activity for these or other reasons could result in a decline in energy consumption, which could adversely affect the Companies’ revenues and earnings and limit the Companies’ future growth prospects.

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

Accounting for Regulated Public Utilities – SFAS No. 71

The Utilities are subject to SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation,” and the accounting requirements of the Federal Energy Regulatory Commission (FERC) and state public utility regulatory authorities having jurisdiction.

SFAS No. 71 specifies the economic effects that result from the causal relationship of costs and revenues in the rate-regulated environment and how these effects are to be accounted for by a regulated enterprise. Revenues intended to cover some costs may be recorded either before or after the costs are incurred. If regulation provides assurance that incurred costs will be recovered in the future, these costs would be recorded as deferred charges or “regulatory assets” under SFAS No. 71. If revenues are recorded for costs that are expected to be incurred in the future, these revenues would be recorded as deferred credits or “regulatory liabilities” under SFAS No. 71.

The Utilities’ principal regulatory assets and liabilities are listed in Note B to the financial statements. The Utilities are each receiving or being credited with a return on all regulatory assets for which a cash outflow has been made. The Utilities are each paying or being charged with a return on all regulatory liabilities for which a cash inflow has been received. The regulatory assets and liabilities will be recovered from customers, or applied for customer benefit, in accordance with rate provisions approved by the applicable public utility regulatory commission.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(COMBINED FOR CON EDISON AND CON EDISON OF NEW YORK) – CONTINUED

In the event that regulatory assets of the Utilities were no longer probable of recovery (as required by SFAS No. 71), these regulatory assets would be charged to earnings. At December 31, 2005, the regulatory assets for Con Edison and Con Edison of New York were $2.2 billion and $2.0 billion, respectively.

Accounting for Pensions and Other Postretirement Benefits

The Utilities provide pensions and other postretirement benefits to substantially all of their employees and retirees. Con Edison’s competitive businesses also provide such benefits to certain of their employees. The Companies account for these benefits in accordance with SFAS No. 87, “Employers’ Accounting for Pensions” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” In applying these accounting policies, the Companies have made critical estimates related to actuarial assumptions, including assumptions of expected returns on plan assets, discount rates, health care cost trends and future compensation. See Notes E and F to the financial statements for information about these assumptions, actual performance, amortization of investment and other actuarial gains and losses and calculated plan costs for 2005, 2004 and 2003.

Primarily because of the amortization of previous years’ net investment gains, Con Edison of New York’s pension expense for 2005, 2004 and 2003 was negative, resulting in a credit to and increase in net income in each year. Investment gains and losses on plan assets are fully recognized in expense over a 15-year period (20 percent of the gains and losses for each year begin to amortize in each of the following five years and the amortization period for each 20 percent portion of the gains and losses is ten years). This amortization is in accordance with the Statement of Policy issued by the New York State Public Service Commission (PSC) and is permitted under SFAS No. 87.

The cost of pension and other postretirement benefits in future periods will depend on actual returns on plan assets and assumptions for future periods. Con Edison’s and Con Edison of New York’s current estimates for 2006 are increases, compared with 2005, in their pension and other postretirement benefits cost of $74 million and $67 million, respectively. The increases reflect the amortization of prior period actuarial losses associated with declines in the market value of assets in recent years, a change in the discount rate assumption from 5.9 percent in 2005 to 5.7 percent in 2006 and a decrease in the expected return on plan assets from 8.8 percent in 2005 to 8.5 percent in 2006. Generally, to the extent pension and other postretirement benefit costs vary from the amounts reflected in rates for such costs, the difference will be deferred in accordance with current rate agreements. See Note B to the financial statements.

Amortization of market gains and losses experienced in previous years is expected to increase Con Edison’s and Con Edison of New York’s pension and other postretirement benefit costs by an additional $12 million in 2007. A 5.0 percentage point variation in the actual annual return in 2006, as compared with the expected annual asset return of 8.5 percent would change pension and other postretirement benefit costs for Con Edison and Con Edison of New York by approximately $15 million in 2007.

The discount rate is determined using a model to match the durations of highly rated (Aa and Aaa, by Moody’s) corporate bonds with the projected stream of benefit payments. Due to declines in bond yields and interest rates, the company reduced the discount rate used to calculate 2005 pension and other postretirement benefit costs to 5.9% compared to 6.3% and 6.75% in 2004 and 2003, respectively.

In determining the health care cost trend rate, the company reviews actual recent cost trends and projected future trends.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(COMBINED FOR CON EDISON AND CON EDISON OF NEW YORK) – CONTINUED

The following table illustrates the effect on 2005 pension and other postretirement costs of changing the critical actuarial assumptions discussed above, while holding all other actuarial assumptions constant:

Actuarial Assumption	Change in Assumption	Pension	Other Postretirement Benefits	Total
	(Millions of Dollars)
Increase in accounting cost:
Discount rate
Con Edison	(0.25%)	$28	$3	$31
Con Edison of New York	(0.25%)	$26	$2	$28
Expected return on plan assets
Con Edison	(0.25%)	$18	$2	$20
Con Edison of New York	(0.25%)	$18	$2	$20
Health care trend rate
Con Edison	1.00%	N/A	$3	$3
Con Edison of New York	1.00%	N/A	$1	$1

Increase in projected benefit obligation:
Discount rate
Con Edison	(0.25%)	$268	$39	$307
Con Edison of New York	(0.25%)	$250	$34	$284
Health care trend rate
Con Edison	1.00%	N/A	$36	$36
Con Edison of New York	1.00%	N/A	$17	$17

Pension benefits are provided through a pension plan maintained by Con Edison to which Con Edison of New York, O&R and the competitive businesses make contributions for their participating employees. Pension accounting by the Utilities includes an allocation of plan assets. An actuarial valuation of Con Edison’s and Con Edison of New York’s plan funded status as of December 31, 2005, showed that the fair value of the plan’s assets exceeded the plan’s accumulated benefit obligation (ABO) by $214 million and $418, respectively, at that date. However, the fair market value of the plan assets could fall below the plan’s ABO in future years. In that event, each of the Companies would be required, under SFAS No. 87, to accrue a liability equal in amount to the difference between its share of the fair value of the plan assets and its portion of the ABO, plus, in the case of Con Edison of New York, its total prepaid pension costs, through a non-cash charge to other comprehensive income (OCI). The charge to OCI, which would be net of taxes, would not affect net income for common stock.

The Companies were not required to make cash contributions to their pension plans in 2005 under funding regulations and tax laws. However, Con Edison of New York, O&R and Con Edison’s competitive businesses made discretionary contributions of $2 million, $31 million and $1 million, respectively, to the plan in 2005. In 2006, Con Edison of New York, O&R and Con Edison’s competitive businesses expect to make discretionary contributions of $34 million, $35 million and $1 million, respectively.

The Companies’ policy is to fund their pension and postretirement benefit accounting costs to the extent tax deductible.

Accounting for Contingencies

SFAS No. 5, “Accounting for Contingencies,” applies to an existing condition, situation or set of circumstances involving uncertainty as to possible loss that will ultimately be resolved when one or more future events occur or fail to occur. Known material contingencies, which are described in the notes to the financial statements, include the Utilities’ responsibility for hazardous substances, such as asbestos, polychlorinated biphenyls (PCBs) and coal tar that have been used or generated in the course of operations (Note G); certain tax matters (Notes K and M); legal proceedings relating to Con Edison’s 1999 merger agreement with Northeast Utilities (Note H); and other contingencies (Note I). In accordance with SFAS No. 5, the Companies have accrued estimates of losses relating to the contingencies as to which loss is probable and can be reasonably estimated and no liability has been accrued for contingencies as to which loss is not probable or cannot be reasonably estimated.

The Utilities recover costs for asbestos lawsuits, workers’ compensation and environmental remediation pursuant to their current rate plans. Changes during the terms of the rate plans to the amounts accrued for these contingencies would not impact earnings.

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

(COMBINED FOR CON EDISON AND CON EDISON OF NEW YORK) – CONTINUED

impairment loss is recognized if the carrying amount is not recoverable from such cash flows, and exceeds its fair value, which approximates market value.

Con Edison’s competitive businesses test their assets for impairment whenever events indicate that their carrying amount might not be recoverable. A critical element of this test is the forecast of future undiscounted cash flows to be generated from the long-lived assets. Forecast of these cash flows requires complex judgments about future operations, which are particularly difficult to make with respect to evolving industries such as the energy-related and telecommunications businesses. Under SFAS No. 144, if alternative courses of action are under consideration or if a range is estimated for the amount of possible future cash flows, the probability of all possible outcomes must be weighted. With respect to the forecasted cash flows associated with Con Edison Development’s generation facilities, a 10 percent decrease in the estimated undiscounted cash flows for these facilities would not result in an impairment charge. As a result of the tests performed in 2003, Con Edison recognized impairment charges of $159 million ($94 million after tax) for the assets of its competitive telecommunications and generation businesses. No impairments were identified by the 2004 tests. As a result of the 2005 tests, Con Edison recognized impairment charges of $9 million ($5 million after tax) with respect to its telecommunications assets. In order to establish the fair value of the assets, the agreement to sell Con Edison Communications to RCN for $32 million was used. See Note U to the financial statements.

Accounting for Goodwill

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” Con Edison is required to annually test goodwill for impairment. See Note L to the financial statements. Goodwill is tested for impairment using a two-step approach. The first step of the goodwill impairment test compares the estimated fair value of a reporting unit with its carrying value, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill of the reporting unit is considered not impaired. If the carrying value exceeds the estimated fair value of the reporting unit, the second step is performed to measure the amount of impairment loss, if any. The second step requires a calculation of the implied fair value of goodwill.

The goodwill of $406 million at December 31, 2005, was most recently tested for impairment during the first quarter of 2005. This test did not require any second-step assessment and did not result in any impairment. The company’s most significant assumptions surrounding the goodwill impairment test relate to the estimates of reporting unit fair values. The company estimated fair values based primarily on discounted cash flows. A decrease in the forecasted cash flows of 10 percent would not have resulted in the carrying value of any reporting units exceeding their estimated fair values.

Accounting for Derivative Instruments

The Companies apply SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, and other related accounting pronouncements to their derivative financial instruments. The Companies use derivative financial instruments to hedge market price fluctuations in related underlying transactions for the physical purchase and sale of electricity and gas and interest rate risk on certain debt securities. The Utilities are permitted by their respective regulators to reflect in rates all reasonably incurred gains and losses on these instruments. See “Financial and Commodity Market Risks,” below and Note P to the financial statements.

Where the Companies are required to make mark-to-market estimates pursuant to SFAS No. 133, the estimates of gains and losses at a particular period end do not reflect the end results of particular transactions, and will most likely not reflect the actual gain or loss at the conclusion of a transaction. Substantially all of the estimated gains or losses are based on prices supplied by external sources such as the fair value of exchange traded futures and options and the fair value of positions for which price quotations are available through or derived from brokers or other market sources.

Accounting for Leases

The Companies apply SFAS No. 13, “Accounting for Leases” and other related pronouncements to their leasing transactions. See Note K to the financial statements for information about Con Edison Development’s “Lease In/Lease Out” or LILO transactions, a disallowance of tax losses by the Internal Revenue Service and a possible future charge to earnings. In accordance with SFAS No. 13, Con Edison accounted for the two LILO transactions as leveraged leases. Accordingly, the company’s investment in these leases, net of non-recourse debt, is carried as a single amount in Con Edison’s consolidated balance sheet and income is recognized pursuant to a method that incorporates a level rate of return for those years when net investment in the lease is positive, based upon the after-tax cash flows projected at the inception of the leveraged leases.

Liquidity and Capital Resources

The Companies’ liquidity reflects cash flows from operating, investing and financing activities, as shown on their respective consolidated statement of cash flows and as discussed below.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(COMBINED FOR CON EDISON AND CON EDISON OF NEW YORK) – CONTINUED

The principal factors affecting Con Edison’s liquidity are its investments in the Utilities, the dividends it pays to its shareholders and the dividends it receives from the Utilities. In addition, in 2004 and 2003, Con Edison issued 16.7 million and 11.9 million shares of common stock for $578 and $436 million, respectively, of which $512 million and $378 million were invested in Con Edison of New York. Con Edison also issued $200 million of five-year debt in 2003, most of the proceeds of which were invested in its competitive businesses.

The principal factors affecting Con Edison of New York’s liquidity are its cash flows from operations, cash used in investing activities (including construction expenditures) and cash flows from financing activities discussed below.

Con Edison of New York’s expenditures have included approximately $513 million related to the 2001 attack on the World Trade Center and the subsequent restoration of lower Manhattan energy services and facilities; to date the company has received reimbursement of $76 million of such costs from insurance carriers and $93 million from the federal government and is pursuing further reimbursement of such costs. See Note I to the financial statements.

The Companies’ current liabilities exceeded their current assets at December 31, 2005, 2004 and 2003. The Companies generally maintain minimal cash balances and use short-term borrowing to meet their working capital needs and other cash requirements. The Companies repay their short-term borrowings using funds from long-term financings and operating activities. The Utilities’ cost of capital, including working capital, is reflected in the rates they charge to their customers.

Each of the Companies believes that it will be able to meet its reasonably likely short-term and long-term cash requirements. See “Risk Factors,” and “Application of Critical Accounting Policies – Accounting for Contingencies,” above, and “Regulatory Matters,” below.

Changes in the Companies’ cash and temporary cash investments resulting from operating, investing and financing activities for the years ended December 31, 2005, 2004 and 2003 are summarized as follows:

Con Edison

(Millions of Dollars)	2005	2004	Variance 2005 vs. 2004	2003	Variance 2004 vs. 2003
Operating activities	$793	$1,311	$(518)	$1,309	$2
Investing activities	(1,277)	(1,531)	254	(1,534)	3
Financing activities	539	197	342	156	41
Net change for the period	55	(23)	78	(69)	46
Balance at beginning of period	26	49	(23)	118	(69)
Balance at end of period	$81	$26	$55	$49	$(23)

Con Edison of New York

(Millions of Dollars)	2005	2004	Variance 2005 vs. 2004	2003	Variance 2004 vs. 2003
Operating activities	$818	$1,201	$(383)	$1,169	$32
Investing activities	(1,167)	(1,412)	245	(1,337)	(75)
Financing activities	400	188	212	113	75
Net change for the period	51	(23)	74	(55)	32
Balance at beginning of period	10	33	(23)	88	(55)
Balance at end of period	$61	$10	$51	$33	$(23)

Cash Flows from Operating Activities

The Utilities’ cash flows from operating activities reflect principally their energy sales and deliveries and cost of operations. The volume of energy sales and deliveries is dependent primarily on factors external to the Utilities, such as weather and economic conditions. The prices at which the Utilities provide energy to their customers are determined in accordance with their rate plans. In general, changes in the Utilities’ cost of purchased power, fuel and gas may affect the timing of cash flows but not net income because the costs are recovered in accordance with rate plans. See “Recoverable Energy Costs” in Note A to the financial statements.

Net income is the result of cash and non-cash (or accrual) transactions. Only cash transactions affect the Companies’ cash flows from operating activities. Principal non-cash charges include depreciation, Con Edison’s impairment charges in 2005 and 2003, and in 2004 charges in accordance with Con Edison of New York’s rate plans. For Con Edison of New York, principal non-cash credits included prepaid pension costs and in 2005, amortizations of certain net regulatory liabilities, including the tax

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(COMBINED FOR CON EDISON AND CON EDISON OF NEW YORK) – CONTINUED

effects, in accordance with its current electric rate plan. See “Application of Critical Accounting Policies – Accounting for Pensions and Other Postretirement Benefits” and Notes E and F to the financial statements.

Net cash flows from operating activities in 2005 for Con Edison and Con Edison of New York were $518 million and $383 million lower, respectively, than in 2004. The decrease reflects primarily prepayment of New York City property taxes and an increase in customer accounts receivable, offset in part by increases in accounts payable. The increase in prepayments reflects a New York City program under which Con Edison of New York achieved a 1.5 percent reduction in its City property taxes for the fiscal year ending June 30, 2006 by prepaying the taxes on June 30, 2005 instead of paying them in semi-annual installments on their due dates (July 1, 2005 and January 1, 2006). The increases in customer accounts receivable and accounts payable reflect primarily higher energy market prices and higher sales and delivery volumes. See “Changes in Assets and Liabilities,” below.

Net cash flows from operating activities in 2004 for Con Edison and Con Edison of New York were $2 million lower and $32 million higher than 2003, respectively. The change at Con Edison of New York reflects lower accounts receivable balances at December 31, 2004 as compared with year-end 2003 partially offset by an increase in materials and supplies.

Cash Flows Used in Investing Activities

Net cash flows used in investing activities for Con Edison and Con Edison of New York were $254 million and $245 million lower, respectively, in 2005 than in the 2004, reflecting primarily $534 million of net proceeds from the completion in May 2005 of the sale of Con Edison of New York properties located on First Avenue in Manhattan, collectively referred to as the “First Avenue Properties” (see “Other Regulatory Matters” in Note B to the financial statements), partially offset by increased utility construction expenditures.

Net cash flows used in investing activities for Con Edison were $3 million lower in 2004 than in 2003, due primarily to lower construction expenditures by its competitive businesses, partially offset by increased construction expenditures by the Utilities. Cash flows used in investing activities were $75 million higher in 2004 than in 2003 for Con Edison of New York due primarily to increased construction expenditures.

Cash Flows from Financing Activities

Net cash flows from financing activities for Con Edison and Con Edison of New York increased $342 million and $212 million in 2005 compared with 2004, and increased $41 million and $75 million, respectively, in 2004 compared with 2003.

Con Edison’s cash flows from financing activities for the years ended December 31, 2004 and 2003, reflect the issuance through public offerings of 14 million and 9.6 million Con Edison common shares resulting in proceeds of $512 million and $378 million, respectively, which were invested by Con Edison in Con Edison of New York. Cash flows from financing activities in 2003 also reflect the issuance of $200 million of Con Edison’s 3.625 percent 5-year debentures, most of which was invested in the competitive businesses. Cash flows from financing activities for 2005, 2004 and 2003 also reflect the issuance of Con Edison common shares through its dividend reinvestment and employee stock plans (2005: 2.8 million shares for $78 million, 2004: 2.7 million shares for $66 million; 2003: 2.3 million shares for $58 million). In addition, as a result of the stock plan issuances, cash used to pay common stock dividends was reduced by $38 million in 2005, $39 million in 2004 and $40 million in 2003.

Net cash flows from financing activities during the years ending December 31, 2005, 2004 and 2003 also reflect the following Con Edison of New York transactions:

2005

–	Issued $350 million 5.3% 30-year debentures, $125 million 5.25% 30-year debentures and $350 million 5.375% 10-year debentures, the proceeds of which were used for general corporate purposes;
–	Redeemed at maturity $100 million 6.625% 10-year debentures and $350 million 6.625% 5-year debentures; and
–	Issued note for $126 million of variable-rate, tax-exempt Facilities Revenue Bonds due 2039, the proceeds of which were used together with other funds to redeem in advance of maturity $128 million 6.10% fixed-rate tax-exempt Facilities Revenue Bonds due 2020.

2004

–	Issued notes for $344 million of variable-rate, tax-exempt Facilities Revenue Bonds, with various maturity dates between 28 and 35 years, the proceeds of which were used to redeem in advance of maturity fixed-rate tax-exempt Facilities Revenue Bonds, 5.25% due 2020, 5.375% due 2022, 6.0% due 2028 and 7.125% due 2029;
–	Issued $200 million 4.7% 10-year debentures and $200 million 5.7% 30-year debentures, the proceeds of which were used to redeem in advance of maturity $150 million 7.125% debentures due 2029 and for general corporate purposes;
–	Redeemed at maturity $150 million 7.625% 12-year debentures; and

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(COMBINED FOR CON EDISON AND CON EDISON OF NEW YORK) – CONTINUED

–	Issued $275 million 4.7% 5-year debentures, the proceeds of which were used in July to redeem in advance of maturity $275 million 7.35% 40-year debentures.

2003

–	Redeemed in advance of maturity $275 million 7.75% 35-year Subordinated Deferrable Interest Debentures due 2031 using cash held for that purpose at December 31, 2002;
–	Redeemed at maturity $150 million 6.375% 10-year debentures and issued $175 million 5.875% 30-year debentures; and
–	Redeemed $380 million 7.5% 30-year debentures due 2023 using the net proceeds from the issuance of $200 million 3.85% 10-year debentures and $200 million 5.10% 30-year debentures.

Con Edison’s net cash flows from financing activities also include O&R’s financings. In 2005, O&R issued $40 million 5.3% 10-year debentures. In 2004, $46 million of 5.22% Transition Bonds associated with securitization of previously deferred purchased power costs of O&R’s New Jersey subsidiary were issued. In 2003, O&R redeemed at maturity $35 million of 6.56% 10-year debentures.

Cash flows from financing activities of the Companies also reflect commercial paper issuance (included on the consolidated balance sheets as “Notes payable”). The commercial paper amounts outstanding at December 31, 2005, 2004 and 2003 and the average daily balances for 2005, 2004 and 2003 for Con Edison and Con Edison of New York were as follows:

(Millions of Dollars, except Weighted Average Yield)	2005		2004		2003
	Out- standing at Dec. 31	Daily average	Out- standing at Dec. 31	Daily average	Out- standing at Dec. 31	Daily average
Con Edison	$755	$210	$156	$166	$156	$326
Con Edison of New York	$520	$118	$100	$126	$99	$179
Weighted average yield	4.3%	3.3%	2.2%	1.2%	1.0%	1.2%

External borrowings are a source of liquidity that could be affected by changes in credit ratings, financial performance and capital markets. For information about the Companies’ credit ratings and certain financial ratios, see “Capital Resources,” below.

Changes in Assets and Liabilities

The following table shows changes in assets and liabilities at December 31, 2005, compared with December 31, 2004, that have impacted the Companies’ consolidated statements of cash flows. The changes in these balances are used to reconcile income to cash flow from operations.

(Millions of Dollars)	Con Edison 2005 vs. 2004 Variance	Con Edison of New York 2005 vs. 2004 Variance
Assets
Fair value of derivative assets	$265	$157
Prepayments	341	344
Accounts receivable-net	284	214
Other receivables-net	152	113

Liabilities
Deferred derivative gains	201	162
Accounts payable	316	277
Other current liabilities	158	172
Fair value of derivative liabilities	109	-

In the context of increasing energy market prices, the Companies’ policies for managing their energy purchases resulted in an increase in the fair value of derivative assets (included in the consolidated balance sheets as a current asset) at December 31, 2005 as compared with year-end 2004. For the Utilities, the mark-to-market gains had no effect on net income as the gains were deferred as regulatory liabilities (deferred derivative gains). In accordance with provisions approved by state regulators, the Utilities generally recover from customers their energy supply costs, net of gains and losses on derivative instruments used to hedge energy purchases. The mark-to-market accounting for Con Edison’s competitive energy businesses’ forward sales of electricity from their generating plants resulted in an increase in the fair value of derivative liabilities. The competitive energy businesses record mark-to-market gains and losses on derivative instruments in earnings in the reporting period in which such changes occur.

The increase in the Companies’ prepayments at December 31, 2005 as compared with year-end 2004 reflects primarily the prepayment of New York City property taxes as discussed above in “Cash Flows from Operating Activities.”

Accounts receivable net of allowance for uncollectibles increased at December 31, 2005 as compared with year-end 2004 due primarily to the impact of higher energy market prices on full-service customers’ bills.

The increase in the Companies’ other receivables reflects Con Edison of New York’s purchase of accounts receivable from authorized electricity and gas providers in its service territory (also known as energy service companies) pursuant to a program established in accordance with Con Edison of New

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(COMBINED FOR CON EDISON AND CON EDISON OF NEW YORK) – CONTINUED

York’s rate plans. The increase also reflects a property tax refund claim relating to the East River Repowering Project.

Accounts payable increased at December 31, 2005 as compared with year-end 2004 due primarily to the impact of higher energy market prices.

Other current liabilities increased at December 31, 2005 as compared with year-end 2004 due primarily to increases in the collateral of $57 million received by the Companies in energy market transactions. See “Financial and Commodity Market Risks – Credit Risk,” below. In addition, the increase reflects Con Edison of New York’s purchase of accounts receivable from authorized electricity and gas providers in its service territory in accordance with its rate plans.

Capital Resources

Con Edison is a holding company that operates only through its subsidiaries and has no material assets other than its interests in its subsidiaries. Con Edison expects to finance its capital requirements primarily from dividends it receives from its subsidiaries and through the sale of securities, including commercial paper and the issuance in 2006 of between $250 million and $450 million of Con Edison common shares in addition to stock issuances under its dividend reinvestment and employee stock plans. Con Edison’s ability to make payments on its external borrowings and dividends on its common shares is also dependent on its receipt of dividends from its subsidiaries or proceeds from the sale of its securities or its interests in its subsidiaries.

For information about restrictions on the payment of dividends by the Utilities and significant debt covenants, see Note C to the financial statements.

For information on the Companies’ commercial paper program and revolving credit agreements with banks, see Note D to the financial statements.

The Utilities expect to finance their operations, capital requirements and payment of dividends to Con Edison from internally generated funds, contributions of equity capital from Con Edison and external borrowings.

In May 2005, the PSC authorized Con Edison of New York to issue up to $4.4 billion of debt securities prior to December 31, 2009. In January 2006, the PSC authorized O&R to issue up to $325 million of debt securities prior to December 31, 2009. In addition, the PSC has authorized the refunding of the Utilities’ outstanding debt securities and preferred stock, should the Utilities determine that it is economic to do so.

Con Edison’s competitive businesses have financed their operations and capital requirements primarily with capital contributions and borrowings from Con Edison, internally-generated funds and external borrowings. See Note Q to the financial statements.

For each of the Companies, the ratio of earnings to fixed charges (Securities and Exchange Commission basis) for the years ended December 31, 2005, 2004, 2003, 2002, and 2001 was:

Earnings to Fixed Charges Ratio	2005	2004	2003	2002	2001
Con Edison	3.1	2.6	3.1	3.1	3.4
Con Edison of New York	3.7	3.1	3.4	3.4	3.7

For each of the Companies, the common equity ratio at December 31, 2005, 2004 and 2003 was:

Common Equity Ratio	2005	2004	2003
Con Edison	49.0	51.0	48.0
Con Edison of New York	50.7	52.9	49.3

The commercial paper of the Companies is rated P-1, A-1 and F1, respectively, by Moody’s, S&P and Fitch. Con Edison’s unsecured debt is rated A2, A- and A, respectively, by Moody’s, S&P and Fitch. The unsecured debt of the Utilities is rated A1, A and A+, respectively, by Moody’s, S&P and Fitch. Securities ratings assigned by rating organizations are expressions of opinion and are not recommendations to buy, sell or hold securities. A securities rating is subject to revision or withdrawal at any time by the assigning rating organization. Each rating should be evaluated independently of any other rating.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(COMBINED FOR CON EDISON AND CON EDISON OF NEW YORK) – CONTINUED

Capital Requirements

The following table contains the Companies’ capital requirements for the years 2003 through 2005 and estimated amounts for 2006 through 2008.

	Actual			Estimate*
(Millions of Dollars)	2003	2004	2005	2006	2007	2008
Regulated utility construction expenditures
Con Edison of New York	$1,167	$1,235	$1,541	$1,725	$1,722	$1,550
O&R	71	79	87	102	110	114
Total regulated construction expenditures	1,238	1,314	1,628	1,827	1,832	1,664
Competitive businesses construction expenditures	105	38	19	6	6	6
Sub-total	1,343	1,352	1,647	1,833	1,838	1,670
Retirement of long-term securities at maturity**
Con Edison – parent company	-	-	-	-	-	200
Con Edison of New York	805	923	578	-	330	280
O&R	35	-	2	2	22	3
Competitive energy businesses	16	16	17	20	22	24
Total retirement of long-term securities at maturity	856	939	597	22	374	507
Total	$2,199	$2,291	$2,244	$1,855	$2,212	$2,177

*	Excludes discontinued operations.
**	Includes long-term securities redeemed in advance of maturity.

Con Edison of New York’s utility construction expenditures in 2003 and 2004 reflect programs to meet growth in the demand for electricity and reliability needs, gas infrastructure expenditures, the East River Repowering Project and expenditures for permanent electric, gas and steam system restoration following the 2001 World Trade Center attack (see Note I to the financial statements). The increases in 2005 reflect a higher level of expenditures for electric substations and ongoing improvements and reinforcements of the electric distribution system.

The competitive energy businesses’ construction expenditures declined in 2004 and 2005, and are expected to decline in 2006. At December 31, 2005 and 2004, Con Edison’s investment balance in these businesses, on an unconsolidated basis, was $543 million and $599 million, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(COMBINED FOR CON EDISON AND CON EDISON OF NEW YORK) – CONTINUED

Contractual Obligations

The following table summarizes the Companies’ material obligations at December 31, 2005, to make payments pursuant to contracts. Long-term debt, capital lease obligations and other long-term liabilities are included on their balance sheets. Operating leases, non-utility generator (NUG) contracts and other purchased power agreements (PPAs) (for which undiscounted future annual payments are shown) are described in the notes to the financial statements.

	Payments Due by Period
(Millions of Dollars)	Total	Less than 1 year	2 – 3 years	4 – 5 years	After 5 years
Long-term debt (Note C)
Con Edison of New York	$6,076	$-	$610	$1,100	$4,366
O&R	388	2	25	61	300
Competitive energy businesses and parent	974	20	246	31	677
Interest on long-term debt	6,926	430	809	685	5,002
Total Long-term debt, including interest	14,364	452	1,690	1,877	10,345
Capital lease obligations (Note K)
Con Edison of New York	49	7	15	15	12
Operating leases (Notes K and Q)
Con Edison of New York	359	36	74	77	172
O&R	21	2	4	3	12
Competitive energy businesses	12	2	4	3	3
Total operating leases	392	40	82	83	187
Purchase obligations
Non-utility generator contracts and purchase power agreements – Utilities (Note J)
Con Edison of New York
Energy (a)	15,609	1,327	2,325	1,488	10,469
Capacity	5,899	476	1,003	1,013	3,407
Total Con Edison of New York	21,508	1,803	3,328	2,501	13,876
O&R
Energy (a)	150	76	74	-	-
Capacity	16	8	8	-	-
Total O&R	166	84	82	-	-
Total non-utility generator contracts and purchase power agreements – Utilities	21,674	1,887	3,410	2,501	13,876
Natural gas supply, transportation, and storage contracts – Utilities (b)
Con Edison of New York
Natural gas supply	1,588	788	668	132	-
Transportation and storage	536	148	200	130	58
Total Con Edison of New York	2,124	936	868	262	58
O&R
Natural gas supply	327	157	135	35	-
Transportation and storage	123	36	47	29	11
Total O&R	450	193	182	64	11
Total natural gas supply, transportation and storage contracts	2,574	1,129	1,050	326	69
Other purchase obligations (c)
Con Edison of New York	1,839	1,213	457	131	38
O&R	179	105	57	13	4
Total other purchase obligations	2,018	1,318	514	144	42
Competitive energy businesses commodity and service agreements (d)	898	453	209	48	188
Total	$41,969	$5,286	$6,970	$4,994	$24,719

(a)	Included in these amounts is the cost of minimum quantities of energy that the company is obligated to purchase at both fixed and variable prices.
(b)	Included in these amounts is the cost of minimum quantities of natural gas supply, transportation and storage that the Utilities are obligated to purchase at both fixed and variable prices.
(c)	Amounts shown for other purchase obligations, which reflect capital and operations and maintenance costs incurred by the Utilities in running their day-to-day operations, were derived from the Utilities’ purchasing systems as the difference between the amounts authorized and the amounts paid (or vouchered to be paid) for each obligation. For many of these obligations, the Utilities are committed to purchase less than the amount authorized. Payments for the other purchase obligations are generally assumed to be made ratably over the term of the obligations. The Utilities believe that unreasonable effort and expense would be involved to modify their purchasing systems to enable them to report their other purchase obligations in a different manner.
(d)	Amounts represent commitments to purchase minimum quantities of electric energy and capacity, natural gas, natural gas pipeline capacity and generating plant services entered into by Con Edison's competitive energy businesses. Amounts do not include commitments of Con Edison Communications.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(COMBINED FOR CON EDISON AND CON EDISON OF NEW YORK) – CONTINUED

The Companies’ commitments to make payments in addition to these contractual commitments include their other liabilities reflected in their balance sheets, any funding obligations for their pension and other postretirement benefit plans, their collective bargaining agreements and Con Edison’s guarantees of certain obligations of its businesses. See Notes E, F, Q and “Guarantees” in Note I to the financial statements.

Electric Power Requirements

In 2005, the Utilities purchased substantially all of the energy they sold to customers pursuant to firm contracts and through the NYISO’s wholesale electricity market. Con Edison expects that these resources will again be adequate to meet the requirements of its customers in 2006.

In general, the Utilities recover prudently incurred purchased power costs pursuant to rate provisions approved by the state public utility regulatory authority having jurisdiction. See “Financial and Commodity Market Risks – Commodity Price Risk,” below and “Recoverable Energy Costs” in Note A to the financial statements. From time to time certain parties have petitioned the PSC to review these provisions, the elimination of which could have a material adverse effect on the Companies’ financial position, results of operations or liquidity.

To reduce the volatility of electric energy costs, the Utilities have firm contracts to purchase electric energy and enter into derivative transactions to hedge the costs of a portion of their expected purchases under these contracts and through the NYISO’s wholesale electricity market, which together cover a substantial portion of the electric energy expected to be sold to customers in 2006. See Notes J and P to the financial statements. O&R’s New Jersey subsidiary entered into firm contracts to purchase electric energy for substantially all of the electric energy expected to be sold to its customers in 2006.

Con Edison of New York also owns generating stations in New York City associated primarily with its steam system. As of December 31, 2005, the generating stations had a combined electric capacity of approximately 692 MW. In April 2005, the company’s East River Repowering Project was placed in service, adding 292 MW (on a summer nominal rating) of in-City electric capacity. Also in 2005, the company retired its Waterside generating station, reducing its electric capacity by 167 MW. The company sells the electric output of its generating stations through the NYISO’s wholesale electricity market. O&R does not own any electric generating capacity.

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

For information about transmission issues arising from the proposed closure of the Lovett generating station located in O&R’s service territory see “Generating Assets Sold to Mirant” in Note I to the financial statements.

Con Edison’s competitive energy businesses sell electricity to wholesale and retail customers in the NYISO and other markets. In addition, at December 31, 2005, Con Edison Development owns equity interests in electric generating facilities equivalent to 1,668 MW of net generating capacity, substantially all of which is located within the PJM Interconnection or the New England Power Pool. Con Edison Energy sells the electricity from these generating facilities on the wholesale electricity markets or under contract. See “Financial and Commodity Market Risks – Commodity Price Risk,” below.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(COMBINED FOR CON EDISON OF NEW YORK) – CONTINUED

Regulatory Matters

The following table, which summarizes certain significant provisions of the Utilities’ principal rate agreements, should be read in conjunction with, and is subject to, the more detailed discussion of the agreements in Note B to the financial statements.

Effective Period	Rate Increases	Amortization To Income of Net Regulatory (Assets) and Liabilities	Other Significant Revenue Sources	Return on Equity Sharing Threshold		Earnings Sharing Terms (Shareholders /Customers)
	(Millions of Dollars, except percentages)
Con Edison Of New York – Electric
April 2005 - March 2008	Yr. 1 - $104.6 Yr. 2 - None Yr. 3 - $220.4	Yr. 1 - $128 Yr. 2 - $173 Yr. 3 - $249	$60 of annual transmission congestion contracts revenues	11.40%		11.4% - 13% - 50/50 > 13% - 25/75*
Con Edison of New York – Gas
October 2004 - September 2007	Yr. 1 - $46.8 Yr. 2 - None Yr. 3 - None	$41 over 3 yrs.	$35 of annual non- firm revenues	11.75%		50/50
Con Edison of New York – Steam
October 2004 - September 2006	Yr. 1 - $49.6 Yr. 2 - $27.4	$(3) over 2 yrs.	East River Repowering Project carrying costs	11.75%		50/50
O&R – Electric (NY)
July 2003 - October 2006	None	$(11) over 3 yrs.	-	12.75%	**	50/50
O&R – Gas
November 2003 - October 2006	Yr. 1 - $9.3 Yr. 2 - $9.3 Yr. 3 - $5.0	$2 over 3 yrs.	-	11.00%		50/50

*	Subject to limitation for cost reconciliations described in Note B to the financial statements.
**	Ends June 30, 2006.

Also see Note B to the financial statements for a description of the pending Con Edison of New York steam rate filing and the pending O&R gas rate filing.

The Companies are actively participating in regulatory proceedings at the federal level that are underway to implement the Energy Policy Act of 2005. The Act provides for the establishment of an Electric Reliability Organization to implement mandatory reliability standards, implementation of transmission pricing incentives, numerous studies regarding economic dispatch and transmission system needs, changes to market manipulation standards for electricity and natural gas and other changes that could impact the Companies’ businesses in the future.

Financial and Commodity Market Risks

The Companies are subject to various risks and uncertainties associated with financial and commodity markets. The most significant market risks include interest rate risk, commodity price risk, credit risk and investment risk.

Interest Rate Risk

The interest rate risk relates primarily to variable rate debt and to new debt financing needed to fund capital requirements, including the construction expenditures of the Utilities and maturing debt securities. Con Edison and its businesses manage interest rate risk through the issuance of mostly fixed rate-debt with varying maturities and through opportunistic refinancing of debt. The Companies estimate that each 10 percent variation in interest rates applicable to Con Edison’s and Con Edison of New York’s variable rate debt and commercial paper would result in a change in annual interest expense of $5 million and $4 million, respectively.

In addition, from time to time, Con Edison and its businesses enter into derivative financial instruments to hedge interest rate risk on certain debt securities. See “Interest Rate Hedging” in Note P to the financial statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(COMBINED FOR CON EDISON AND CON EDISON OF NEW YORK) – CONTINUED

Commodity Price Risk

Con Edison’s commodity price risk relates primarily to the purchase and sale of electricity, gas and related derivative instruments. The Utilities and Con Edison’s competitive energy businesses have risk management strategies to mitigate their related exposures. See Note P to the financial statements.

Con Edison estimates that, as of December 31, 2005, each 10 percent change in market prices would result in a change in fair value of $161 million for the derivative instruments used by the Utilities to hedge purchases of electricity and gas, of which $130 million is for Con Edison of New York and $31 million is for O&R. Con Edison expects that any such change in fair value would be largely offset by directionally opposite changes in the cost of the electricity and gas purchased. In accordance with provisions approved by state regulators, the Utilities generally recover from customers the costs they incur for energy purchased for their customers, including gains and losses on certain derivative instruments used to hedge energy purchased and related costs. See “Recoverable Energy Costs” in Note A to the financial statements.

Con Edison’s competitive energy businesses use a value-at-risk (VaR) model to assess the market risk of their electricity and gas commodity fixed price purchase and sales commitments, physical forward contracts and commodity derivative instruments. VaR represents the potential change in fair value of instruments or the portfolio due to changes in market factors, for a specified time period and confidence level. These businesses estimate VaR across their electricity and natural gas commodity businesses using a delta-normal variance/covariance model with a 95 percent confidence level. Since the VaR calculation involves complex methodologies and estimates and assumptions that are based on past experience, it is not necessarily indicative of future results. VaR for transactions associated with hedges on generating assets and commodity contracts, assuming a one-day holding period, for the years ended December 31, 2005, and 2004, respectively, was as follows:

95% Confidence Level, One-Day Holding Period	2005	2004
	(Millions of Dollars)
Average for the period	$3	$1
High	15	3
Low	1	1

Credit Risk

The Companies are exposed to credit risk related to over-the-counter transactions entered into primarily for the various energy supply and hedging activities by the Utilities and the competitive energy businesses. Credit risk relates to the loss that may result from a counterparty’s nonperformance. The Companies use credit policies to manage this risk, including an established credit approval process, monitoring of counterparty limits, netting provisions within agreements and collateral or prepayment arrangements. The Companies measure credit risk exposure as the replacement cost for open energy commodity and derivative positions plus amounts owed from counterparties for settled transactions. The replacement cost of open positions represents unrealized gains, net of any unrealized losses where the company has a legally enforceable right of setoff.

The Utilities had $272 million of credit exposure in connection with energy supply and hedging activities, net of collateral and reserves, at December 31, 2005, of which $175 million was with investment-grade counterparties and $97 million was with the New York Mercantile Exchange.

Con Edison’s competitive energy businesses had $158 million of credit exposure in connection with energy supply and hedging activities, net of collateral and reserves, at December 31, 2005, of which $133 million was with investment grade counterparties and $11 million was with commodity exchanges or independent system operators. The remaining $14 million was with entities which lacked ratings or whose ratings were not investment grade.

Investment Risk

The Companies’ investment risk relates to the investment of plan assets for their pension and other postretirement benefit plans. See “Application of Critical Accounting Policies – Accounting for Pensions and Other Postretirement Benefits,” above. The Companies’ current investment policy for pension plan assets includes investment targets of 65 percent equities and 35 percent fixed income and other securities. At December 31, 2005, the pension plan investments consisted of 67 percent equity and 33 percent fixed income and other securities. See Note E to the financial statements.

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

(COMBINED FOR CON EDISON AND CON EDISON OF NEW YORK) – CONTINUED

lesser value than the dollars originally borrowed. Also, to the extent the Companies’ prices change by more or less than inflation, the real price of the Companies’ services will increase or decline. Over the past 20 years, for example, the real price of electric service has declined substantially.

Material Contingencies

For information concerning potential liabilities arising from the Companies’ material contingencies, see “Application of Critical Accounting Policies – Accounting for Contingencies” and Notes G, H, I, K and M to the financial statements.

Results of Operations

Results of operations reflect, among other things, the Companies’ accounting policies (see “Application of Critical Accounting Policies,” above), rate plans that cover the rates the Utilities can charge their customers (see “Regulatory Matters,” above) and demand for utility service. Demand for utility service is affected by weather, economic conditions and other factors.

The Companies’ results of operations for the 12 months ended December 31, 2005 reflect higher net revenues resulting from the warmer than normal summer weather, growth in energy deliveries and the Con Edison of New York electric rate plan that became effective April 1, 2005 and gas and steam rate plans that became effective October 1, 2004. The higher net revenues were partially offset by higher operations and maintenance expenses, and a reduction in net credits for pensions and other postretirement benefits. In addition, depreciation and property taxes were higher in 2005, reflecting large continuing investments in energy delivery infrastructure. For Con Edison, results of operations also reflect accounting for the discontinued operations of Con Edison Communications. For additional information about major factors affecting earnings, see “Results of Operations – Summary,” above.

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

A discussion of the results of operations by principal business segment for the years ended December 31, 2005, 2004 and 2003 follows. For additional business segment financial information, see Note O to the financial statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(COMBINED FOR CON EDISON AND CON EDISON OF NEW YORK) – CONTINUED

Year Ended December 31, 2005 Compared with Year Ended December 31, 2004

The Companies’ results of operations (which were discussed above under “Results of Operations—Summary”) in 2005 compared with 2004 were:

	Con Edison*		Con Edison of New York		O&R		Competitive Businesses and Other**
(Millions of Dollars)	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent
Operating revenues	$1,932	19.8%	$1,266	15.8%	$121	17.2%	$545	52.0%
Purchased power	783	19.8	303	9.9	74	30.1	406	62.5
Fuel	219	36.7	122	30.2	-	-	97	50.3
Gas purchased for resale	303	35.6	256	36.1	23	19.2	24	Large
Operating revenues less purchased power, fuel and gas purchased for resale (net revenues)	627	14.4	585	15.3	24	7.1	18	9.8
Other operations and maintenance	190	12.7	187	15.2	3	1.7	-	-
Depreciation and amortization	33	6.0	32	6.7	1	3.0	-	-
Taxes, other than income taxes	105	9.7	101	10.0	(1)	(2.1)	5	26.3
Income taxes	72	24.7	49	17.5	14	82.4	9	Large
Operating income	227	24.4	216	26.2	7	10.8	4	9.8
Other income less deductions and related federal income tax	(24)	(38.7)	(25)	(47.2)	-	-	1	5.3
Net interest charges	20	4.5	15	4.3	4	20.0	1	1.3
Income from continuing operations	183	33.3	176	34.0	3	6.5	4	26.7
Discontinued operations	(1)	(8.3)	N/A	N/A	N/A	N/A	(1)	(8.3)
Net income	$182	33.9%	$176	34.0%	$3	6.5%	$3	11.1%

*	Represents the consolidated financial results of Con Edison and its businesses.
**	Includes inter-company and parent company accounting.

Con Edison of New York

Electric

Con Edison of New York’s electric operating revenues were $840 million higher in 2005 than in 2004, due primarily to increased recoverable purchased power and fuel costs ($415 million), warmer summer weather and sales growth ($119 million), the electric rate plan that took effect in April 2005 ($282 million), the charge in 2004 to resolve certain issues relating primarily to the treatment of prior period pension credits ($100 million) and recovery of costs relating to the East River Repowering Project ($54 million), offset in part by lower revenue taxes ($76 million; see “State Income Tax” in Note A to the financial statements), and provision for refund to customers of shared earnings above the target level ($53 million).

Con Edison of New York’s electric sales and deliveries, excluding off-system sales, in 2005 compared with 2004 were:

	Millions of kWhs Twelve Months Ended			Percent Variation
Description	December 31, 2005	December 31, 2004	Variation
Residential/Religious	13,690	12,673	1,017	8.0%
Commercial/Industrial	15,402	16,966	(1,564)	(9.2)
Other	252	229	23	10.0
Total Full Service Customers	29,344	29,868	(524)	(1.8)
Retail access customers	16,848	14,143	2,705	19.1
Sub-total	46,192	44,011	2,181	5.0
NYPA, Municipal Agency and Other Sales	11,144	10,730	414	3.9
Total Service Area	57,336	54,741	2,595	4.7%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(COMBINED FOR CON EDISON AND CON EDISON OF NEW YORK) – CONTINUED

Electric sales and delivery volumes in Con Edison of New York’s service area increased 4.7 percent in 2005 compared with 2004, primarily reflecting warmer weather in the 2005 summer period compared with 2004 weather, growth in usage by existing customers and increased new business. After adjusting for variations, principally weather and billing days in each period, electric sales and delivery volumes in Con Edison of New York’s service area increased 2.4 percent in 2005 compared with 2004.

Con Edison of New York’s electric purchased power costs increased $295 million in 2005 compared with the 2004 period reflecting an increase in unit costs, partially offset by decreased purchased volumes associated with additional customers obtaining their energy supply through competitive providers. Electric fuel costs increased $120 million, reflecting higher sendout volumes from the company’s generating facilities and an increase in unit costs.

Con Edison of New York’s electric operating income increased $133 million in 2005 compared with 2004. The increase reflects higher net revenues ($423 million) due principally to warm weather and the new electric rate plan, offset in part by higher operations and maintenance costs ($200 million, due primarily to lower pension credits and higher costs addressed in the electric rate plan), taxes other than income taxes ($77 million, principally property taxes), depreciation ($11 million) and income taxes ($2 million).

Gas

Con Edison of New York’s gas operating revenues in 2005 increased $327 million compared with 2004, reflecting primarily an increase in recoverable gas costs ($256 million), the gas rate plan ($54 million) and the effect of the 2004 charge to resolve certain issues relating primarily to the treatment of prior period pension credits ($18 million). Con Edison of New York’s revenues from gas sales are subject to a weather normalization clause that moderates, but does not eliminate, the effect of weather-related changes on net income.

Con Edison of New York’s gas sales and deliveries, excluding off-system sales, in 2005 compared with 2004 were:

	Thousands of DTHs
	Twelve Months Ended			Percent Variation
Description	December 31, 2005	December 31, 2004	Variation
Firm Sales
Residential	48,175	48,569	(394)	(0.8)%
General	36,800	35,887	913	2.5
Firm Transportation	19,088	16,795	2,293	13.7
Total Firm Sales and Transportation	104,063	101,251	2,812	2.8
Off Peak/Interruptible Sales	13,128	13,187	(59)	(0.4)
Non-Firm Transportation of Gas
NYPA	22,305	18,623	3,682	19.8
Generation Plants	48,564	44,772	3,792	8.5
Total NYPA and Generation Plants	70,869	63,395	7,474	11.8
Other	18,103	18,534	(431)	(2.3)
Total Sales and Transportation	206,163	196,367	9,796	5.0%

Con Edison of New York’s sales and transportation volumes for firm customers increased 2.8 percent in 2005 compared with 2004 reflecting primarily increased new business and changes in service classification to firm from interruptible for certain customers that were no longer eligible for interruptible service, partially offset by the impact of the milder winter in the 2005 period. After adjusting for variations, principally weather and billing days in each period, firm gas sales and transportation volumes in the company’s service area increased 2.4 percent in the 2005 period.

Con Edison of New York’s purchased gas cost increased $256 million in 2005 compared with 2004 due to higher unit costs and higher sendout.

Con Edison of New York’s gas operating income increased $18 million in 2005 compared with 2004, reflecting primarily higher net revenues ($72 million) as a result of the October 2004 gas rate plan. This increase was partially offset by higher operations and maintenance expense ($27 million, due primarily to lower pension credits and higher costs addressed in the gas rate plan),

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(COMBINED FOR CON EDISON AND CON EDISON OF NEW YORK) – CONTINUED

taxes other than income taxes ($18 million, principally property taxes), income taxes ($7 million) and depreciation ($1 million).

Steam

Con Edison of New York’s steam operating revenues increased $99 million in 2005 compared with 2004, due primarily to the net increase in rates under the steam rate plan ($50 million), recovery from customers of costs associated with the East River Repowering Project ($28 million), the effect of the 2004 charge to resolve certain issues relating primarily to the treatment of prior period pension credits ($6 million), higher fuel and purchased power costs ($10 million) and a charge related to distribution losses in 2004 ($4 million).

Con Edison of New York’s steam sales and deliveries in 2005 compared with 2004 were:

	Millions of Pounds
	Twelve Months Ended
Description	December 31, 2005	December 31, 2004	Variation	Percent Variation
General	655	685	(30)	(4.4)%
Apartment house	7,748	7,602	146	1.9
Annual power	18,474	17,842	632	3.5
Total Sales	26,877	26,129	748	2.9%

Steam sales and delivery volumes increased 2.9 percent in 2005 compared with the 2004 period, reflecting primarily the impact of weather. After adjusting for variations, principally weather and billing days in each period, steam sales and deliveries increased 1.8 percent in 2005.

Con Edison of New York’s steam purchased power costs increased $8 million in 2005 compared with 2004 due primarily to higher unit costs, offset in part by lower purchased volumes. Steam fuel costs increased $2 million due primarily to higher sendout volumes, offset in part by savings resulting from the operation of the East River Repowering Project.

Steam operating income increased $66 million in 2005 compared with 2004. The increase is due to higher net revenues resulting from the steam rate plan ($60 million) and the recovery of costs related to the East River Repowering Project ($82 million), offset in part by higher income tax ($38 million), operations and maintenance expenses ($12 million), depreciation expense ($19 million) and taxes other than income taxes ($6 million, principally property taxes).

Taxes Other Than Income Taxes

At over $1 billion, taxes other than income taxes remain one of Con Edison of New York’s largest operating expenses.

The principal components of, and variations in, taxes, other than income taxes were:

(Millions of Dollars)	2005		2004		Increase/ (Decrease)
Property taxes	$796		$681		$115
State and local taxes related to revenue receipts	267		283		(16)
Payroll taxes	52		53		(1)
Other taxes	(1)		(4)		3
Total	$1,114	(a)	$1,013	(a)	$101

(a)	Including sales tax on customers’ bills, total taxes other than income taxes billed to customers in 2005 and 2004 were $1.5 billion and $1.4 billion, respectively.

Income Taxes

Operating income taxes increased $49 million in 2005 compared with 2004, due principally to higher income in the 2005 period.

Other Income (Deductions)

Other income (deductions) decreased $25 million in 2005 compared with 2004, due primarily to decreased allowance for equity funds used during construction related to the commencement of commercial operation of the East River Repowering Project.

Net Interest Charges

Net interest charges increased $15 million in 2005 compared with 2004, due principally to higher interest rates on variable-rate debt and additional interest expense on long-term debt issued in 2005.

O&R

Electric

O&R’s electric operating revenues increased $97 million in 2005 compared with 2004, due primarily to increased recoverable purchased power costs, higher sales and deliveries in 2005 and a one-time adjustment for unbilled revenues recorded in March 2005, offset in part by a reserve for earnings in excess of target level in accordance with its New York electric rate plan.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(COMBINED FOR CON EDISON AND CON EDISON OF NEW YORK) – CONTINUED

O&R’s electric sales and deliveries, excluding off-system sales, in 2005 compared with 2004 were:

	Millions of kWhs Twelve Months Ended			Percent Variation
Description	December 31, 2005	December 31, 2004	Variation
Residential/Religious	1,905	1,729	176	10.2%
Commercial/Industrial	2,276	2,046	230	11.2
Other	114	107	7	6.5
Total Full Service Customers	4,295	3,882	413	10.6
Retail access customers	1,836	1,861	(25)	(1.3)
Total Service Area	6,131	5,743	388	6.8%

Electric sales and delivery volumes in O&R’s service area in 2005 increased 6.8 percent compared with 2004 due primarily to the warmer summer weather, growth in the number of customers, and the unbilled revenue adjustment referenced above. Absent this adjustment and after adjusting for weather variations in each period, electric delivery volumes in O&R’s service area increased 2.3 percent in 2005.

O&R’s purchased power costs increased $74 million in 2005 compared with 2004 due to an increase in the average unit cost and higher delivery volumes.

Electric operating income increased by $7 million in 2005 compared with 2004 due primarily to higher net revenues ($23 million), offset by higher operations and maintenance expenses ($3 million) and income taxes ($12 million).

Gas

O&R’s gas operating revenues increased $24 million in 2005 compared with 2004. The increase is due primarily to higher costs of gas purchased for resale in 2005.

O&R’s revenues from gas sales are subject to a weather normalization clause that moderates, but does not eliminate, the effect of weather-related changes on net income.

O&R’s gas sales and deliveries, excluding off-system sales, in 2005 compared with 2004 were:

	Thousands of DTHs Twelve Months Ended			Percent Variation
Description	December 31, 2005	December 31, 2004	Variation
Firm Sales
Residential	9,307	9,487	(180)	(1.9)%
General	2,269	2,487	(218)	(8.8)
Firm Transportation	9,841	9,931	(90)	(0.9)
Total Firm Sales and Transportation	21,417	21,905	(488)	(2.2)
Off Peak/Interruptible Sales	6,458	6,996	(538)	(7.7)
Non-Firm Transportation of Gas
Generation Plants	1,434	659	775	Large
Other	1,072	1,068	4	0.4
Total Sales and Transportation	30,381	30,628	(247)	(0.8)%

Sales and transportation volumes for firm customers decreased 2.2 percent in 2005 compared with 2004 reflecting the impact of the milder winter weather. After adjusting for weather variations in each period, total firm sales and transportation volumes were 0.7 percent higher for 2005 than in 2004.

Non-firm transportation of customer-owned gas to electric generating plants increased substantially in 2005 compared with 2004 due to higher demand for generation related to the warmer than normal summer. The increase in gas usage had minimal impact on earnings because most revenues from these customers result from a fixed demand charge for local transportation.

Gas operating income was the same in 2005 as in 2004.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(COMBINED FOR CON EDISON AND CON EDISON OF NEW YORK) – CONTINUED

Taxes Other Than Income Taxes

Taxes other than income taxes decreased $1 million in 2005 compared with 2004.

The principal components of, and variation, in taxes, other than income taxes were:

(Millions of Dollars)	2005		2004		Increase/ (Decrease)
Property taxes	$30		$29		$1
State and local taxes related to revenue receipts	13		15		(2)
Payroll taxes	4		4		-
Total	$47	(a)	48	(a)	$(1)

(a)	Including sales tax on customers’ bills, total taxes other than income taxes, billed to customers in 2005 and 2004 were $68 million and $66 million, respectively.

Income Taxes

Operating income taxes increased by $14 million in 2005 compared with 2004 due primarily to the deferral of state income tax benefits for ratepayers in 2004 and higher taxable income in 2005 compared with 2004.

Net Interest Expense

O&R’s net interest expense increased by $4 million in 2005 compared with 2004, reflecting interest on the $40 million 5.3% 10-year debentures issued in March 2005 and the Transition Bonds associated with securitization of previously deferred purchased power costs of O&R’s New Jersey subsidiary.

Competitive Businesses and Other

Competitive Energy Businesses

The earnings of the competitive energy businesses were $2 million higher in 2005 than in 2004.

Operating revenues of the competitive energy businesses were $534 million higher in 2005 than in 2004, reflecting principally higher retail sales and prices of electricity.

Operating expenses excluding income taxes increased by $520 million, reflecting principally increased purchased power ($394 million), fuel ($97 million) and gas purchased for resale costs ($25 million) and taxes other than income taxes ($5 million).

Income taxes increased $3 million in 2005, reflecting primarily higher income.

Operating income for 2005 was $11 million higher than in 2004.

Other income (deductions) decreased $10 million in 2005 compared with 2004 due primarily to unrealized mark-to-market losses, compared with gains in 2004.

Other

Other includes the activity of the parent company and inter-company eliminations relating to operating revenues and operating expenses.

Discontinued Operations

Losses from the discontinued operations of Con Edison Communications were $1 million higher in 2005 than in 2004 reflecting primarily an after-tax impairment charge of $5 million, offset in part by the cessation of depreciation. See Note U to the financial statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(COMBINED FOR CON EDISON AND CON EDISON OF NEW YORK) – CONTINUED

Year Ended December 31, 2004 Compared with Year Ended December 31, 2003

The Companies’ results of operations (which were discussed above under “Results of Operations—Summary”) in 2004 compared with 2003 were:

	Con Edison*		Con Edison of New York		O&R		Competitive Businesses and Other**
(Millions of Dollars)	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent
Operating revenues	$(50)	(0.5)%	$(160)	(2.0)%	$(24)	(3.3)%	$134	14.6%
Purchased power	76	2.0	(60)	(1.9)	(5)	(2.0)	141	27.7
Fuel	93	18.5	46	12.8	-	-	47	32.2
Gas purchased for resale	(37)	(4.2)	(6)	(0.8)	-	-	(31)	(57.4)
Operating revenues less purchased power, fuel and gas purchased for resale (net revenues)	(182)	(4.0)	(140)	(3.5)	(19)	(5.3)	(23)	(11.2)
Other operations and maintenance	57	4.0	77	6.7	4	2.4	(24)	(21.6)
Impairment charges	(18)	Large	-	-	-	-	(18)	Large
Depreciation and amortization	35	6.8	19	4.1	(1)	(2.9)	17	70.8
Taxes, other than income taxes	(36)	(3.2)	(27)	(2.6)	(2)	(4.0)	(7)	(26.9)
Income taxes	(107)	(26.8)	(92)	(24.7)	(17)	(50.0)	2	28.6
Operating income	(113)	(10.8)	(117)	(12.4)	(3)	(4.4)	7	20.6
Other income less deductions and related federal income tax	38	Large	17	47.2	3	Large	18	Large
Net interest charges	10	2.3	(27)	(7.2)	(1)	(4.8)	38	Large
Income from continuing operations	(85)	(13.4)	(73)	(12.4)	1	2.2	(13)	Large
Discontinued operations	97	89.0	N/A	N/A	N/A	N/A	97	89.0
Cumulative effect of changes in accounting principles	(3)	Large	-	-	-	-	(3)	Large
Net income	$9	1.7%	$(73)	(12.4)%	$1	2.2%	$81	75.0%

*	Represents the consolidated financial results of Con Edison and its businesses.
**	Includes inter-company and parent company accounting.

Con Edison of New York

Electric

Con Edison of New York’s electric operating revenues were $181 million lower in 2004 than in 2003, due primarily to the non-cash charge ($100 million) under the electric rate plan effective April 2005 (see Note B to the financial statements) and decreased purchased power costs of $80 million. The decrease is partially offset by the increase in recoverable fuel costs ($46 million). Changes to operating revenues also reflect variations in electric sales.

Con Edison of New York’s electric sales and deliveries, excluding off-system sales, in 2004 compared with 2003 were:

	Millions of kWhs Twelve Months Ended			Percent Variation
Description	December 31, 2004	December 31, 2003	Variation
Residential/Religious	12,673	12,441	232	1.9%
Commercial/Industrial	16,966	18,033	(1,067)	(5.9)
Other	229	154	75	48.7
Total Full Service Customers	29,868	30,628	(760)	(2.5)
Retail access customers	14,143	12,637	1,506	11.9
Sub-total	44,011	43,265	746	1.7
NYPA, Municipal Agency and Other Sales	10,730	10,470	260	2.5
Total Service Area	54,741	53,735	1,006	1.9%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(COMBINED FOR CON EDISON AND CON EDISON OF NEW YORK) – CONTINUED

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

Con Edison of New York’s electric operating income decreased $106 million in 2004 compared with 2003. The principal components of the decrease were lower net revenues ($147 million), and increases in other operations and maintenance expense ($49 million – due primarily to a reduced net credit for pensions and other postretirement benefits), property taxes ($21 million) and depreciation ($16 million). The increases in expense were offset in part by lower income tax ($80 million), state and local revenue taxes ($32 million), sales and use tax ($8 million).

Gas

Con Edison of New York’s gas operating revenues in 2004 increased $8 million compared with 2003, reflecting primarily higher firm and non-firm revenues due principally to the gas rate plan ($23 million) and the reconciliation of gas distribution losses to levels reflected in rates, which resulted in a net benefit of $12 million. This increase was partially offset by non-cash charge ($18 million) under the gas rate plan (see Note B to the financial statements).

Con Edison of New York’s revenues from gas sales are subject to a weather normalization clause that moderates, but does not eliminate, the effect of weather-related changes on net income.

Con Edison of New York’s gas sales and deliveries, excluding off-system sales, in 2004 compared with 2003 were:

	Thousands of DTHs
	Twelve Months Ended			Percent Variation
Description	December 31, 2004	December 31, 2003	Variation
Firm Sales
Residential	48,569	51,944	(3,375)	(6.5)%
General	35,887	36,840	(953)	(2.6)
Firm Trans- portation	16,795	16,486	309	1.9
Total Firm Sales and Trans- portation	101,251	105,270	(4,019)	(3.8)
Off Peak/Interruptible Sales	13,187	15,247	(2,060)	(13.5)
Non-Firm Trans- portation of Gas
NYPA	18,623	23,360	(4,737)	(20.3)
Generation Plants	44,772	43,808	964	2.2
Total NYPA and Generation Plants	63,395	67,168	(3,773)	(5.6)
Other	18,534	17,766	768	4.3
Total Sales and Trans- portation	196,367	205,451	(9,084)	(4.4)%

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(COMBINED FOR CON EDISON AND CON EDISON OF NEW YORK) – CONTINUED

Con Edison of New York’s gas operating income increased $3 million in 2004 compared with 2003, reflecting primarily higher net revenues ($14 million) and lower sales and use tax ($1 million). This increase was partially offset by increases in other operations and maintenance expense ($8 million – due primarily to a reduced net credit for pensions and other postretirement benefits), depreciation ($3 million) and income tax ($3 million).

Steam

Con Edison of New York’s steam operating revenues increased $13 million and steam operating income decreased $13 million in 2004 compared with 2003. The increase includes higher purchased power costs ($20 million) in 2004 reflecting an increase in purchased volumes and higher unit costs compared with 2003, partially offset by the non-cash charge ($6 million) under the steam rate plan (see Note B to the financial statements). The decrease in steam operating income reflects increased operations and maintenance expense ($19 million, principally related to the cost of insulating steam manhole covers) and lower net revenues of $7 million. This decrease was partially offset by lower income taxes ($15 million) due to lower income.

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

O&R

Electric

O&R’s electric operating revenues decreased $31 million in 2004 compared with 2003. The decrease is due primarily to accounting in 2003 for the New York rate agreement and the NJBPU ruling on the RECO rate petitions (see “Rate and Restructuring Agreements” in Note B to the financial statements), as well as the deferral in 2004 of state income tax benefits for ratepayers, and lower purchased power costs.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(COMBINED FOR CON EDISON AND CON EDISON OF NEW YORK) – CONTINUED

O&R’s electric sales and deliveries, excluding off-system sales, in 2004 compared with 2003 were:

	Millions of kWhs
	Twelve Months Ended
Description	December 31, 2004	December 31, 2003	Variation	Percent Valuation
Residential/Religious	1,729	1,769	(40)	(2.3)%
Commercial/ Industrial	2,046	2,277	(231)	(10.1)
Other	107	111	(4)	(3.6)
Total Full Service Customers	3,882	4,157	(275)	(6.6)
Retail access customers	1,861	1,455	406	27.9
Total Service Area	5,743	5,612	131	2.3%

Electric delivery volumes in O&R’s service area increased 2.3 percent in 2004 compared with 2003 due to the growth in the number of customers and higher average customer usage. After adjusting for weather variations in each period and the August 2003 regional power outage, electric delivery volumes in O&R’s service area increased 2.3 percent in 2004.

O&R’s purchased power cost decreased $5 million in 2004 as compared with 2003 due to a decrease in the average unit cost, lower energy usage by the company’s full-service customers and the regulatory actions referenced above.

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

O&R’s gas sales and deliveries, excluding off-system sales, in 2004 compared with 2003 were:

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(COMBINED FOR CON EDISON AND CON EDISON OF NEW YORK) – CONTINUED

Taxes Other Than Income Taxes

Taxes other than income taxes decreased $2 million in 2004 compared with 2003.

The principal components of, and variation, in taxes, other than income taxes were:

(Millions of Dollars)	2004		2003		Increase/ (Decrease)
Property taxes	$29		$28		$1
State and local taxes related to revenue receipts	15		19		(4)
Payroll taxes	4		4		-
Other taxes	-		(1	)(b)	1
Total	$48	(a)	$50	(a)	$(2)

(a)	Including sales tax on customers’ bills, total taxes other than income taxes, billed to customers in 2004 and 2003 were $66 million and $69 million, respectively.
(b)	Includes a sales and use tax refund of approximately $800,000.

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

Competitive Businesses and Other

Competitive Energy Businesses

The earnings of the competitive energy businesses were $12 million lower in 2004 than in 2003. Excluding the effects of asset impairment charges and the cumulative effect of changes in accounting principles, earnings were $20 million lower in 2004. The decrease in earnings reflects several factors, including lower gross margins realized on retail electric sales, a full year of operating expenses associated with generation assets placed in service in mid-2003, and depreciation expense on the Newington plant which was consolidated for financial statement purposes in the last quarter of 2003. These negative impacts were partially offset by higher mark-to-market gains on forward transactions.

Operating revenues of the competitive energy businesses were $138 million higher in 2004 than in 2003, reflecting principally sales from Con Edison Development’s increased generating capacity and higher retail electric sales at Con Edison Solutions.

Operating expenses excluding income taxes increased by $129 million, reflecting principally increased purchased power and fuel costs ($192 million), depreciation ($17 million) and maintenance expenses ($8 million). This increase was offset in part by lower costs for gas purchased for resale ($32 million), impairment charges recognized at Con Edison Development and Con Edison Solutions in 2003 ($18 million), lower taxes other than income taxes ($6 million) and decreased other operations expense at Con Edison Development ($32 million) due principally to the consolidation accounting associated with the Newington plant. Lease payments were recorded in operations expense in 2003, whereas depreciation and interest expense were charged in 2004 in accordance with consolidation accounting. See Note T to the financial statements.

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

Con Edison

For information about Con Edison’s primary market risks associated with activities in derivative financial instruments, other financial instruments and derivative commodity instruments, see “Financial and Commodity Risks” in the MD&A in Item 7 (which information is incorporated herein by reference).

Con Edison Company of New York

For information about Con Edison Company of New York’s primary market risks associated with activities in derivative financial instruments, other financial instruments and derivative commodity instruments, see “Financial and Commodity Risks” in the MD&A in Item 7 (which information is incorporated herein by reference).

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All other schedules are omitted because they are not applicable or the required information is shown in financial statements or notes thereto.

Supplementary Financial Information

Selected Quarterly Financial Data for the years ended December 31, 2005 and 2004 (Unaudited)

	2005
Con Edison	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Millions of Dollars, except per share amounts)
Operating revenues	$2,801	$2,406	$3,375	$3,108
Operating income	283	226	419	230
Income from continuing operations	181	118	287	146
Loss from discontinued operations	-	(3)	(2)	(8)
Net income	181	115	285	138
Continuing operations	$0.75	$0.48	$1.17	$0.59
Discontinued operations	-	$(0.01)	-	$(0.03)
Basic earnings per common share	$0.75	$0.47	$1.17	$0.56
Continuing operations	$0.75	$0.48	$1.17	$0.59
Discontinued operations	-	$(0.01)	$(0.01)	$(0.03)
Diluted earnings per common share	$0.75	$0.47	$1.16	$0.56

	2004
Con Edison	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Millions of Dollars, except per share amounts)
Operating revenues*	$2,679	$2,164	$2,734	$2,181
Operating income	259	188	329	154
Income from continuing operations	158	89	250	52
Loss from discontinued operations	(3)	(3)	(4)	(1)
Net income	155	86	246	51
Continuing operations	$0.70	$0.38	$1.04	$0.22
Discontinued operations	$(0.01)	$(0.01)	$(0.02)	$(0.01)
Basic earnings per common share	$0.69	$0.37	$1.02	$0.21
Continuing operations	$0.69	$0.38	$1.03	$0.22
Discontinued operations	$(0.01)	$(0.01)	$(0.02)	$(0.01)
Diluted earnings per common share	$0.68	$0.37	$1.01	$0.21

*	Reflects a $124 million pre-tax charge in 2004, in accordance with Con Edison of New York’s electric, gas and steam rate plans.

In the opinion of Con Edison, these quarterly amounts include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation.

	2005
Con Edison of New York	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Millions of Dollars)
Operating revenues	$2,291	$1,943	$2,637	$2,401
Operating income	246	209	372	214
Net income for common stock	170	121	282	121

	2004
	(Millions of Dollars)
Operating revenues*	$2,207	$1,751	$2,258	$1,790
Operating income	230	168	306	121
Net income for common stock	152	89	233	44

*	Reflects a $124 million pre-tax charge in 2004, in accordance with Con Edison of New York’s electric, gas and steam rate plans.

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

Management of Con Edison assessed the effectiveness of internal control over financial reporting as of December 31, 2005, using the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on that assessment, management has concluded that Con Edison had effective internal control over financial reporting as of December 31, 2005.

Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2005, has been audited by PricewaterhouseCoopers LLP, Con Edison’s independent registered public accounting firm, as stated in their report which appears on the following page of this Annual Report on Form 10-K.

Kevin Burke
President and Chief Executive Officer

Robert N. Hoglund
Senior Vice President and Chief Financial Officer

February 16, 2006

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Consolidated Edison, Inc.:

We have completed integrated audits of Consolidated Edison, Inc.’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions based on our audits, are presented below.

Consolidated financial statements and financial statement schedules

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Consolidated Edison, Inc. and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Report of Management on Internal Control Over Financial Reporting appearing under Item 8, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP

New York, New York

February 16, 2006

Consolidated Edison, Inc.

Consolidated Balance Sheet

	At December 31,
(Millions of Dollars)	2005	2004
Assets
Utility Plant, at Original Cost (Note A)
Electric	$13,586	$12,912
Gas	3,044	2,867
Steam	1,624	823
General	1,541	1,500
Total	19,795	18,102
Less: Accumulated depreciation	4,355	4,288
Net	15,440	13,814
Construction work in progress	771	1,354
Net Utility Plant	16,211	15,168
Non-Utility Plant (Note A)
Unregulated generating assets, less accumulated depreciation of $102 and $78 in 2005 and 2004, respectively	810	841
Non-utility property, less accumulated depreciation of $31 and $25 in 2005 and 2004, respectively	38	31
Non-utility property held for sale (Note U)	52	47
Construction work in progress	1	1
Net Plant	17,112	16,088
Current Assets
Cash and temporary cash investments (Note A)	81	26
Restricted cash	15	18
Accounts receivable – customers, less allowance for uncollectible accounts of $39 and $33 in 2005 and 2004, respectively	1,025	741
Accrued unbilled revenue (Note A)	116	73
Other receivables, less allowance for uncollectible accounts of $6 and $5 in 2005 and 2004, respectively	350	198
Fuel oil, at average cost	47	32
Gas in storage, at average cost	248	170
Materials and supplies, at average cost	130	123
Prepayments	434	93
Fair value of derivative assets	331	66
Recoverable energy costs (Notes A and B)	221	194
Current assets held for sale (Note U)	8	5
Other current assets	147	186
Total Current Assets	3,153	1,925
Investments (Note A)	265	257
Deferred Charges, Regulatory Assets and Noncurrent Assets
Goodwill (Note L)	406	406
Intangible assets, less accumulated amortization of $24 and $14 in 2005 and 2004, respectively (Note L)	90	100
Prepaid pension costs (Note E)	1,474	1,442
Regulatory assets (Note B)	2,026	2,064
Other deferred charges and noncurrent assets	324	278
Total Deferred Charges, Regulatory Assets and Noncurrent Assets	4,320	4,290
Total Assets	$24,850	$22,560

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.

Consolidated Balance Sheet

	At December 31,
(Millions of Dollars)	2005	2004
Capitalization and Liabilities
Capitalization
Common shareholders’ equity (See Statement of Common Shareholders' Equity)	$7,310	$7,054
Preferred stock of subsidiary (See Statement of Capitalization)	213	213
Long-term debt (See Statement of Capitalization)	7,398	6,561
Total Capitalization	14,921	13,828
Minority Interests	42	39
Noncurrent Liabilities
Obligations under capital leases (Note K)	30	33
Provision for injuries and damages (Note G)	167	180
Pensions and retiree benefits	223	207
Superfund and other environmental costs (Note G)	238	198
Asset retirement obligations (Note R)	94	-
Noncurrent liabilities held for sale (Note U)	9	5
Other noncurrent liabilities	64	62
Total Noncurrent Liabilities	825	685
Current Liabilities
Long-term debt due within one year	22	469
Notes payable	755	156
Accounts payable	1,236	920
Customer deposits	229	232
Accrued taxes	94	36
Accrued interest	102	95
Accrued wages	77	88
Fair value of derivative liabilities	133	24
Deferred derivative gains (Note B)	224	23
Deferred income taxes – recoverable energy costs (Note M)	90	79
Current liabilities held for sale (Note U)	12	11
Other current liabilities	349	191
Total Current Liabilities	3,323	2,324
Deferred Credits and Regulatory Liabilities
Deferred income taxes and investment tax credits (Notes A and M)	3,644	3,647
Regulatory liabilities (Note B)	2,062	1,999
Other deferred credits	33	38
Total Deferred Credits and Regulatory Liabilities	5,739	5,684
Total Capitalization and Liabilities	$24,850	$22,560

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.

Consolidated Income Statement

	For the Years Ended December 31,
(Millions of Dollars/Except Share Data)	2005	2004	2003
Operating Revenues (Note A)
Electric	$7,588	$6,652	$6,863
Gas	1,858	1,507	1,492
Steam	649	550	537
Non-utility	1,595	1,049	916
Total Operating Revenues	11,690	9,758	9,808
Operating Expenses
Purchased power	4,743	3,960	3,884
Fuel	816	597	504
Gas purchased for resale	1,155	852	889
Other operations and maintenance	1,685	1,495	1,438
Impairment charges – unregulated assets	-	-	18
Depreciation and amortization (Note A)	584	551	516
Taxes, other than income taxes	1,185	1,080	1,116
Income taxes (Notes A and M)	364	292	399
Total Operating Expenses	10,532	8,827	8,764
Operating Income	1,158	931	1,044
Other Income (Deductions)
Investment and other income (Note A)	33	42	27
Allowance for equity funds used during construction (Note A)	9	25	15
Preferred stock dividend requirements of subsidiary	(11)	(11)	(11)
Other deductions	(16)	(14)	(16)
Income taxes (Notes A and M)	23	20	9
Total Other Income (Deductions)	38	62	24
Interest Expense
Interest on long-term debt	444	426	401
Other interest	27	36	45
Allowance for borrowed funds used during construction (Note A)	(7)	(18)	(12)
Net Interest Expense	464	444	434
Income from Continuing Operations	732	549	634
Loss from Discontinued Operations (Net of Income Taxes of $4, $8, and $74 in 2005, 2004 and 2003, respectively (Note U)	(13)	(12)	(109)
Income Before Cumulative Effect of Changes in Accounting Principles	719	537	525
Cumulative Effect of Changes in Accounting Principles (Net of Income Tax of $2 Million in 2003)	-	-	3
Net Income	$719	$537	$528
Earnings Per Common Share – Basic
Continuing operations	$3.00	$2.33	$2.87
Discontinued operations	(0.05)	(0.05)	(0.50)
Before cumulative effect of changes in accounting principles	$2.95	$2.28	$2.37
Cumulative effect of changes in accounting principles	-	-	0.02
Net income	$2.95	$2.28	$2.39
Earnings Per Common Share – Diluted
Continuing operations	$2.99	$2.32	$2.86
Discontinued operations	(0.05)	(0.05)	(0.50)
Before cumulative effect of changes in accounting principles	$2.94	$2.27	$2.36
Cumulative effect of changes in accounting principles	-	-	0.02
Net income	$2.94	$2.27	$2.38
Dividends Declared Per Share of Common Stock	$2.28	$2.26	$2.24
Average Number of Shares Outstanding – Basic (in millions)	243.9	235.8	220.9
Average Number of Shares Outstanding – Diluted (in millions)	244.7	236.4	221.8

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.

Consolidated Statement of Comprehensive Income

	For the Years Ended December 31,
(Millions of Dollars)	2005	2004	2003
Net Income	$719	$537	$528
Other Comprehensive Income/(Loss), Net of Taxes
Investment in marketable securities, net of $1 taxes in 2003	-	-	1
Less: Reclassification adjustment for losses included in net income, net of $(1) taxes in 2003	-	-	(2)
Minimum pension liability adjustments, net of $(3) taxes in 2005	(5)	-	-
Unrealized gains on derivatives qualified as cash flow hedges, net of $27, $14 and $9 taxes in 2005, 2004 and 2003, respectively	39	21	13
Less: Reclassification adjustment for gains included in net income, net of $41, $9 and $13 taxes in 2005, 2004 and 2003, respectively	59	14	19
Total Other Comprehensive Income/(Loss), Net of Taxes	(25)	7	(3)
Comprehensive Income	$694	$544	$525

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.

Consolidated Statement of Common Shareholders’ Equity

	Common Stock		Additional Paid- In Capital	Retained Earnings	Treasury Stock		Capital Stock Expense	Accumulated Other Comprehensive Income/(Loss)
(Millions of Dollars/ Except Share Data)	Shares	Amount			Shares	Amount			Total
Balance as of December 31, 2002	213,932,934	$24	$1,527	$5,420	23,210,700	$(1,001)	$(36)	$(13)	$5,921
Net income				528					528
Common stock dividends				(492)					(492)
Issuance of common shares – public offering	9,570,000	1	380				(3)		378
Issuance of common shares – dividend reinvestment and employee stock plans	2,337,286		96	(5)					91
Other comprehensive loss								(3)	(3)
Balance as of December 31, 2003	225,840,220	$25	$2,003	$5,451	23,210,700	$(1,001)	$(39)	$(16)	$6,423
Net income				537					537
Common stock dividends				(529)					(529)
Issuance of common shares – public offering	14,000,000	1	527				(16)		512
Issuance of common shares – dividend reinvestment and employee stock plans	2,673,963		112	(8)					104
Other comprehensive income								7	7
Balance as of December 31, 2004	242,514,183	$26	$2,642	$5,451	23,210,700	$(1,001)	$(55)	$(9)	$7,054
Net income				719					719
Common stock dividends				(556)					(556)
Issuance of common shares – dividend reinvestment and employee stock plans	2,771,875	1	126	(9)					118
Other comprehensive loss								(25)	(25)
Balance as of December 31, 2005	245,286,058	$27	$2,768	$5,605	23,210,700	$(1,001)	$(55)	$(34)	$7,310

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.

Consolidated Statement of Cash Flows

	For the Twelve Months Ended December 31,
(Millions of Dollars)	2005	2004	2003
Operating Activities
Net Income	$719	$537	$528
Principal Non-Cash Charges/(Credits) to Income
Depreciation and amortization	584	551	529
Deferred income taxes	(79)	362	418
Electric rate case (amortization)/accrual	(124)	-	-
Common equity component of allowance for funds used during construction	(9)	(25)	(15)
Prepaid pension costs (net of capitalized amounts)	(43)	(139)	(179)
Impairment charge	9	-	159
Electric, gas and steam rate plan charges	-	124	-
Other non-cash items (net)	(2)	63	(63)
Changes in Assets and Liabilities
Accounts receivable - customers, less allowance for uncollectibles	(284)	57	(115)
Materials and supplies, including fuel oil and gas in storage	(100)	(24)	(87)
Prepayments, other receivables and other current assets	(497)	(154)	(25)
Recoverable energy costs	(88)	(2)	35
Accounts payable	316	15	(20)
Pensions and retiree benefits	16	2	(1)
Accrued taxes	58	(33)	(32)
Accrued interest	7	(7)	8
Deferred charges and other regulatory assets	(149)	(268)	(6)
Deferred credits and other regulatory liabilities	186	207	175
Other assets	172	29	(74)
Other liabilities	101	16	74
Net Cash Flows from Operating Activities	793	1,311	1,309
Investing Activities
Utility construction expenditures (excluding capitalized support costs of $(11), $45 and $54 in 2005, 2004 and 2003, respectively)	(1,617)	(1,359)	(1,292)
Cost of removal less salvage	(184)	(138)	(128)
Non-utility construction expenditures	(19)	(38)	(105)
Regulated companies’ non-utility construction expenditures	-	-	(1)
Common equity component of allowance for funds used during construction	9	25	15
Proceeds from/(cost of) sale of First Avenue properties	534	(21)	(23)
Net Cash Flows Used in Investing Activities	(1,277)	(1,531)	(1,534)
Financing Activities
Net payments of short-term debt	598	(3)	(3)
Retirement of long-term debt	(597)	(939)	(856)
Issuance of long-term debt	991	1,065	778
Application of funds held for redemption of long-term debt	-	-	275
Issuance of common stock	78	578	436
Debt issuance costs	(13)	(14)	(22)
Common stock dividends	(518)	(490)	(452)
Net Cash Flows from Financing Activities	539	197	156
Cash and Temporary Cash Investments:
Net Change for the Period	55	(23)	(69)
Balance at Beginning of Period	26	49	118
Balance at End of Period	$81	$26	$49
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest	$429	$420	$387
Income taxes	$283	$103	$90

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.

Consolidated Statement of Capitalization

	Shares outstanding		At December 31,
	December 31,	December 31,
(Millions of Dollars)	2005	2004	2005	2004
Total Common Shareholders’ Equity Less Accumulated Other Comprehensive Income/(Loss)	245,286,058	242,514,183	$7,344	$7,063
Accumulated Other Comprehensive Income/(Loss)
Minimum pension liability adjustment, net of $(8) and $(5) taxes in 2005 and 2004, respectively.			(12)	(7)
Unrealized gains on derivatives qualified as cash flow hedges, net of $36 and $9 taxes in 2005 and 2004, respectively			52	13
Less: Reclassification adjustment for gains included in net income, net of $51 and $10 taxes in 2005 and 2004, respectively			74	15
Total Accumulated Other Comprehensive Income/(Loss), Net of Taxes			(34)	(9)
Total Common Shareholders’ Equity (See Statement of Common Shareholders’ Equity and Note C)			7,310	7,054
Preferred Stock of Subsidiary (Note C)
$5 Cumulative Preferred, without par value, authorized 1,915,319 shares	1,915,319	1,915,319	175	175
Cumulative Preferred, $100 par value, authorized 6,000,000 shares
4.65% Series C	153,296	153,296	16	16
4.65% Series D	222,330	222,330	22	22
Total Preferred Stock			$213	$213

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.

Consolidated Statement of Capitalization

Long-Term Debt (Note C) (Millions of Dollars)			At December 31,
Maturity	Interest Rate	Series	2005	2004
Debentures:
2005	6.625%	1995A	$-	$100
2005	6.625	2000C	-	350
2007	6.45	1997B	330	330
2008	6.25	1998A	180	180
2008	6.15	1998C	100	100
2008	3.625	2003A	200	200
2009	7.15	1999B	200	200
2009	4.70	2004C	275	275
2010	8.125	2000A	325	325
2010	7.50	2000A	55	55
2010	7.50	2000B	300	300
2012	5.625	2002A	300	300
2013	4.875	2002B	500	500
2013	3.85	2003B	200	200
2014	4.70	2004A	200	200
2015	5.375	2005C	350	-
2015	5.30	2005A	40	-
2026	7.75	1996A	100	100
2027	6.50	1997F	80	80
2028	7.10	1998B	105	105
2028	6.90	1998D	75	75
2029	7.00	1999G	45	45
2033	5.875	2003A	175	175
2033	5.10	2003C	200	200
2034	5.70	2004B	200	200
2035	5.30	2005A	350	-
2035	5.25	2005B	125	-
2041	7.50	2001A	400	400
2042	7.25	2002A	325	325
Total Debentures			5,735	5,320
Transition Bonds:
2019	5.22%	2004-1	45	46
Total Transition Bonds			45	46
Tax-Exempt Debt – Notes issued to New York State Energy Research and Development Authority for Facilities Revenue Bonds*:
2014	3.45%	1994**	55	55
2015	3.45	1995**	44	44
2020	6.10	1995A	-	128
2032	3.00	2004B Series 1	127	127
2034	3.17	1999A	293	293
2035	3.06	2004B Series 2	20	20
2036	4.70 (Note P)	2001A	221	225
2036	3.30	2001B	98	98
2039	3.37	2004A	98	98
2039	3.56	2004C	99	99
2039	3.51	2005A	126	-
Total Tax-Exempt Debt			1,181	1,187
Long-term debt – Newington (Note Q)			333	336
Other long-term debt			145	159
Unamortized debt discount			(19)	(18)
Total			7,420	7,030
Less: long-term debt due within one year			22	469
Total Long-Term debt			7,398	6,561
Total Capitalization			$14,921	$13,828

*	Other than Series 2001A, rates reset weekly or by auction held every 35 days; December 31, 2005 rates shown.
**	Issued for O&R pollution control financing.

The accompanying notes are an integral part of these financial statements.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Trustees of Consolidated Edison Company of New York, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Consolidated Edison Company of New York, Inc. and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

New York, New York

February 16, 2006

Consolidated Edison Company of New York, Inc.

Consolidated Balance Sheet

	At December 31,
(Millions of Dollars)	2005	2004
Assets
Utility Plant, at Original Cost (Note A)
Electric	$12,740	$12,100
Gas	2,683	2,531
Steam	1,624	823
General	1,418	1,379
Total	18,465	16,833
Less: Accumulated depreciation	3,960	3,906
Net	14,505	12,927
Construction work in progress	739	1,328
Net Utility Plant	15,244	14,255
Non-Utility Property (Note A)
Non-utility property	19	19
Net Plant	15,263	14,274
Current Assets
Cash and temporary cash investments (Note A)	61	10
Accounts receivable – customers, less allowance for uncollectible accounts of $35 and $29 in 2005 and 2004, respectively	880	666
Other receivables, less allowance for uncollectible accounts of
$5 and $3 in 2005 and 2004, respectively	226	113
Accounts receivable from affiliated companies	34	115
Fuel oil, at average cost	32	24
Gas in storage, at average cost	183	125
Materials and supplies, at average cost	100	94
Prepayments	417	73
Fair value of derivative assets	175	18
Recoverable energy costs (Notes A and B)	192	176
Other current assets	73	69
Total Current Assets	2,373	1,483
Investments	3	3
Deferred Charges, Regulatory Assets and Noncurrent Assets
Prepaid pension costs (Note E)	1,474	1,442
Regulatory assets (Note B)	1,782	1,829
Other deferred charges and noncurrent assets	251	213
Total Deferred Charges, Regulatory Assets and Noncurrent Assets	3,507	3,484
Total Assets	$21,146	$19,244

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

Consolidated Balance Sheet

	At December 31,
(Millions of Dollars)	2005	2004
Capitalization and Liabilities
Capitalization
Common shareholder’s equity (See Statement of Common Shareholder’s Equity)	$6,437	$6,116
Preferred stock (See Statement of Capitalization)	213	213
Long-term debt (See Statement of Capitalization)	6,055	5,235
Total Capitalization	12,705	11,564
Noncurrent Liabilities
Obligations under capital leases (Note K)	30	33
Provision for injuries and damages (Note G)	160	170
Pensions and retiree benefits	122	109
Superfund and other environmental costs (Note G)	186	141
Asset retirement obligations (Note R)	93	-
Other noncurrent liabilities	32	34
Total Noncurrent Liabilities	623	487
Current Liabilities
Long-term debt due within one year	-	450
Notes payable	520	100
Accounts payable	1,015	738
Accounts payable to affiliated companies	23	40
Customer deposits	215	218
Accrued taxes	103	58
Accrued interest	87	79
Accrued wages	70	81
Deferred derivative gains (Note B)	170	8
Deferred income taxes – recoverable energy costs (Note M)	78	72
Other current liabilities	332	160
Total Current Liabilities	2,613	2,004
Deferred Credits and Regulatory Liabilities
Deferred income taxes and investment tax credits (Notes A and M)	3,258	3,274
Regulatory liabilities (Note B)	1,924	1,887
Other deferred credits	23	28
Total Deferred Credits and Regulatory Liabilities	5,205	5,189
Total Capitalization and Liabilities	$21,146	$19,244

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

Consolidated Income Statement

	For the Years Ended December 31,
(Millions of Dollars)	2005	2004	2003
Operating Revenues (Note A)
Electric	$6,993	$6,153	$6,334
Gas	1,630	1,303	1,295
Steam	649	550	537
Total Operating Revenues	9,272	8,006	8,166
Operating Expenses
Purchased power	3,367	3,064	3,124
Fuel	526	404	358
Gas purchased for resale	965	709	715
Other operations and maintenance	1,421	1,234	1,157
Depreciation and amortization (Note A)	509	477	458
Taxes, other than income taxes	1,114	1,013	1,040
Income taxes (Notes A and M)	329	280	372
Total Operating Expenses	8,231	7,181	7,224
Operating Income	1,041	825	942
Other Income (Deductions)
Investment and other income (Note A)	31	39	27
Allowance for equity funds used during construction (Note A)	9	25	15
Other deductions	(11)	(13)	(11)
Income taxes (Notes A and M)	(1)	2	5
Total Other Income (Deductions)	28	53	36
Interest Expense
Interest on long-term debt	350	333	346
Other interest	21	34	42
Allowance for borrowed funds used during construction (Note A)	(7)	(18)	(12)
Net Interest Expense	364	349	376
Net Income	705	529	602
Preferred Stock Dividend Requirements	11	11	11
Net Income for Common Stock	$694	$518	$591

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

Consolidated Statement of Comprehensive Income

	For the Years Ended December 31,
(Millions of Dollars)	2005	2004	2003
Net Income	$705	$529	$602
Other Comprehensive Income/(Loss), Net of Taxes
Minimum pension liability adjustments, net of $(2) taxes in 2005	(4)	-	-
Unrealized losses on derivatives qualified as cash flow hedges, net of $0 taxes in 2003	-	-	(1)
Less: Reclassification adjustment for gains/(losses) included in net income, net of $1 and $0 taxes in 2005 and 2003, respectively	1	-	(1)
Total Other Comprehensive Income/(Loss), Net of Taxes	(5)	-	-
Comprehensive Income	$700	$529	$602

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

Consolidated Statement of Common Shareholder’s Equity

(Millions of Dollars/ Except Share Data)	Common Stock		Additional Paid-In Capital	Retained Earnings	Repurchased Con Edison Stock	Capital Stock Expense	Accumulated Other Comprehensive Loss
	Shares	Amount						Total
Balance as of December 31, 2002	235,488,094	$589	$893	$4,412	$(962)	$(36)	$(6)	$4,890
Net income				602				602
Common stock dividend to parent				(377)				(377)
Capital contribution by parent			381			(3)		378
Cumulative preferred dividends				(11)				(11)
Balance as of December 31, 2003	235,488,094	$589	$1,274	$4,626	$(962)	$(39)	$(6)	$5,482
Net income				529				529
Common stock dividend to parent				(396)				(396)
Capital contribution by parent			528			(16)		512
Cumulative preferred dividends				(11)				(11)
Balance as of December 31, 2004	235,488,094	$589	$1,802	$4,748	$(962)	$(55)	$(6)	$6,116
Net income				705				705
Common stock dividend to parent				(368)				(368)
Cumulative preferred dividends				(11)			(5)	(16)
Balance as of December 31, 2005	235,488,094	$589	$1,802	$5,074	$(962)	$(55)	$(11)	$6,437

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

Consolidated Statement of Cash Flows

	For the Twelve Months Ended December 31,
(Millions of Dollars)	2005	2004	2003
Operating Activities
Net income	$705	$529	$602
Principal Non-Cash Charges/(Credits) to Income
Depreciation and amortization	509	477	458
Deferred income taxes	(112)	317	374
Electric rate case (amortization)/accruals	(124)	-	-
Common equity component of allowance for funds used during construction	(9)	(25)	(15)
Prepaid pension costs (net of capitalized amounts)	(43)	(139)	(179)
Electric, gas and steam rate plan charges	-	124	-
Other non-cash items (net)	(5)	52	(61)
Changes in Assets and Liabilities
Accounts receivable - customers, less allowance for uncollectibles	(215)	26	(90)
Materials and supplies, including fuel oil and gas in storage	(72)	(15)	(63)
Prepayments, other receivables and other current assets	(388)	(118)	(49)
Recoverable energy costs	(88)	(81)	47
Accounts payable	274	42	(30)
Pensions and retiree benefits	13	2	-
Accrued taxes	45	(37)	2
Accrued interest	7	(9)	8
Deferred charges and other regulatory assets	(144)	(164)	(40)
Deferred credits and other regulatory liabilities	112	182	188
Other assets	175	46	(17)
Other liabilities	178	(8)	34
Net Cash Flows from Operating Activities	818	1,201	1,169
Investing Activities
Utility construction expenditures (excluding capitalized support costs of $(11), $45, and $54 in 2005, 2004 and 2003, respectively)	(1,530)	(1,280)	(1,221)
Cost of removal less salvage	(180)	(136)	(126)
Non-utility construction expenditures	-	-	(1)
Common equity component of allowance for funds used during construction	9	25	15
Proceeds from/(cost of) sale of First Avenue properties	534	(21)	(4)
Net Cash Flows Used in Investing Activities	(1,167)	(1,412)	(1,337)
Financing Activities
Net proceeds from short-term debt	420	1	99
Retirement of long-term debt	(578)	(923)	(805)
Issuance of long-term debt	951	1,019	575
Application of funds held for redemption of long-term debt	-	-	275
Debt issuance costs	(13)	(14)	(25)
Capital contribution by parent	-	512	381
Dividend to parent	(369)	(396)	(376)
Preferred stock dividends	(11)	(11)	(11)
Net Cash Flows from Financing Activities	400	188	113
Cash and Temporary Cash Investments:
Net Change for the Period	51	(23)	(55)
Balance at Beginning of Period	10	33	88
Balance at End of Period	$61	$10	$33
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest	$330	$327	$327
Income taxes	$352	$127	$127

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

Consolidated Statement of Capitalization

	Shares outstanding
	December 31, 2005	December 31, 2004	At December 31,
(Millions of Dollars)			2005	2004
Total Common Shareholder’s Equity Less Accumulated Other Comprehensive Income/(Loss)	235,488,094	235,488,094	$6,448	$6,122
Accumulated Other Comprehensive Income/(Loss)
Minimum pension liability adjustment, net of $(6) and $(4) taxes in 2005 and 2004, respectively.			(10)	(6)
Unrealized losses on derivatives qualified as cash flow hedges, net of $(2) taxes in 2005 and 2004			(3)	(3)
Less: Reclassification adjustment for losses included in net income, net of $(1) and $(2) taxes in 2005 and 2004, respectively			(2)	(3)
Total Accumulated Other Comprehensive Income/(Loss), Net of Taxes			(11)	(6)
Total Common Shareholder’s Equity (See Statement of Common Shareholder’s Equity and Note C)			6,437	6,116
Preferred Stock (Note C)
$5 Cumulative Preferred, without par value, authorized 1,915,319 shares	1,915,319	1,915,319	175	175
Cumulative Preferred, $100 par value, authorized 6,000,000 shares
4.65% Series C	153,296	153,296	16	16
4.65% Series D	222,330	222,330	22	22
Total Preferred Stock			$213	$213

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

Consolidated Statement of Capitalization

Long-term Debt (Note C) (Millions of Dollars)			At December 31,
Maturity	Interest Rate	Series	2005	2004

Debentures:
2005	6.625%	1995A	$-	$100
2005	6.625	2000C	-	350
2007	6.45	1997B	330	330
2008	6.25	1998A	180	180
2008	6.15	1998C	100	100
2009	7.15	1999B	200	200
2009	4.70	2004C	275	275
2010	8.125	2000A	325	325
2010	7.50	2000B	300	300
2012	5.625	2002A	300	300
2013	4.875	2002B	500	500
2013	3.85	2003B	200	200
2014	4.70	2004A	200	200
2015	5.375	2005C	350	-
2026	7.75	1996A	100	100
2028	7.10	1998B	105	105
2028	6.90	1998D	75	75
2033	5.875	2003A	175	175
2033	5.10	2003C	200	200
2034	5.70	2004B	200	200
2035	5.30	2005A	350	-
2035	5.25	2005B	125	-
2041	7.50	2001A	400	400
Total Debentures			4,990	4,615
Tax-Exempt Debt – Notes issued to New York State Energy Research and Development Authority for Facilities Revenue Bonds*:
2020	6.10%	1995A	-	128
2032	3.00	2004B Series 1	127	127
2034	3.17	1999A	293	293
2035	3.06	2004B Series 2	20	20
2036	4.70 (Note P)	2001A	221	225
2036	3.30	2001B	98	98
2039	3.37	2004A	98	98
2039	3.56	2004C	99	99
2039	3.51	2005A	126	-
Total Tax-Exempt Debt			1,082	1,088
Unamortized debt discount			(17)	(18)
Total			6,055	5,685
Less: long-term debt due within one year			-	450
Total Long-Term Debt			6,055	5,235
Total Capitalization			$12,705	$11,564

*	Other than Series 2001A, rates reset weekly or by auction held every 35 days; December 31, 2005 rates shown.

The accompanying notes are an integral part of these financial statements.

Notes to the Financial Statements

General

These combined notes accompany and form an integral part of the separate consolidated financial statements of each of the two separate registrants: Consolidated Edison, Inc. and its subsidiaries (Con Edison) and Consolidated Edison Company of New York, Inc. and its subsidiaries (Con Edison of New York). Con Edison of New York is a subsidiary of Con Edison and as such its financial condition and results of operations and cash flows, which are presented separately in the Con Edison of New York consolidated financial statements, are also consolidated, along with those of Con Edison’s other utility subsidiary, Orange and Rockland Utilities, Inc. (O&R), and Con Edison’s competitive businesses (discussed below) in Con Edison’s consolidated financial statements. The term “Utilities” is used in these notes to refer to Con Edison of New York and O&R.

As used in these notes, the term “Companies” refers to Con Edison and Con Edison of New York and, except as otherwise noted, the information in these combined notes relates to each of the Companies. However, Con Edison of New York makes no representation as to information relating to Con Edison or the subsidiaries of Con Edison other than itself.

Con Edison has two regulated utility subsidiaries: Con Edison of New York and O&R. Con Edison of New York provides electric service and gas service in New York City and Westchester County. The company also provides steam service in parts of Manhattan. O&R, along with its regulated utility subsidiaries, provides electric service in southeastern New York and adjacent areas of northern New Jersey and eastern Pennsylvania and gas service in southeastern New York and adjacent areas of eastern Pennsylvania. Con Edison has the following competitive energy businesses: Consolidated Edison Solutions, Inc. (Con Edison Solutions), a retail energy services company that sells electricity to delivery customers of utilities, including Con Edison of New York and O&R, and also offers energy-related services; Consolidated Edison Energy, Inc. (Con Edison Energy), a wholesale energy supply company; and Consolidated Edison Development, Inc. (Con Edison Development), a company that owns and operates generating plants and participates in other infrastructure projects.

In December 2004, after a comprehensive strategic review, Con Edison determined to sell Con Edison Communications, LLC (Con Edison Communications). See Note U.

Note A – Summary of Significant Accounting Policies

Principles of Consolidation

The Companies’ consolidated financial statements include the accounts of their respective majority-owned subsidiaries, and variable interest entities (see Note Q), as required. All intercompany balances and transactions have been eliminated.

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

SFAS No. 71 specifies the economic effects that result from the causal relationship of costs and revenues in the rate-regulated environment and how these effects are to be accounted for by a regulated enterprise. Revenues intended to cover some costs may be recorded either before or after the costs are incurred. If regulation provides assurance that incurred costs will be recovered in the future, these costs would be recorded as deferred charges or “regulatory assets” under SFAS No. 71. If revenues are recorded for costs that are expected to be incurred in the future, these revenues would be recorded as deferred credits or “regulatory liabilities” under SFAS No. 71.

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

Other significant accounting policies of the Companies are referenced below in this Note A and in the notes that follow.

Plant and Depreciation

Utility Plant

Utility plant is stated at original cost. The cost of repairs and maintenance is charged to expense and the cost of betterments is capitalized. The capitalized cost of additions to utility plant includes indirect costs such as engineering, supervision, payroll taxes, pensions, other benefits and an allowance for funds used during construction (AFDC). The original cost of property is charged to expense over the estimated useful lives of the assets. Upon retirement, the original cost of property is charged to accumulated depreciation. See Note R.

Rates used for AFDC include the cost of borrowed funds and a reasonable rate of return on the regulated utilities’ own funds when so used, determined in accordance with regulations of the FERC or the state public utility regulatory authority having jurisdiction. The rate is compounded semiannually, and the

Notes to the Financial Statements – Continued

amounts applicable to borrowed funds are treated as a reduction of interest charges, while the amounts applicable to the regulated utilities’ own funds are credited to other income (deductions). The AFDC rates for Con Edison of New York were 7.4 percent, 6.9 percent and 7.1 percent for 2005, 2004 and 2003, respectively. The AFDC rates for O&R were 3.9 percent, 3.6 percent and 1.1 percent for 2005, 2004 and 2003, respectively.

The Utilities generally compute annual charges for depreciation using the straight-line method for financial statement purposes, with rates based on average service lives and net salvage factors. The average depreciation rates for Con Edison of New York were 2.9 percent for 2005 and 3.0 percent for 2004 and 2003. The average depreciation rates for O&R were 2.9 percent for 2005 and 2004 and 3.1 percent for 2003, respectively.

The estimated lives for utility plant for Con Edison of New York range from 25 to 80 years for electric, 15 to 85 years for gas, 30 to 70 years for steam and 8 to 50 years for general plant. For O&R, the estimated lives for utility plant range from 5 to 65 years for electric, 7 to 75 years for gas and 5 to 55 years for general plant.

At December 31, 2005 and 2004, the capitalized cost of the Companies’ utility plant, net of accumulated depreciation, was as follows:

	Con Edison		Con Edison of New York
(Millions of Dollars)	2005	2004	2005	2004
Electric
Generation	$289	$381	$289	$381
Transmission	1,479	1,361	1,387	1,262
Distribution	8,814	8,147	8,324	7,691
Gas*	2,448	2,310	2,176	2,056
Steam	1,397	623	1,397	623
General	1,008	987	928	910
Held for future use	5	5	4	4
Construction work in progress	771	1,354	739	1,328
Net Utility Plant	$16,211	$15,168	$15,244	$14,255

*	Primarily distribution.

Non-Utility Plant

Non-utility plant is stated at original cost. For the Utilities, non-utility plant consists primarily of land and telecommunication facilities that are currently not used within electric, gas or steam utility operations. For Con Edison’s competitive businesses, non-utility plant consists primarily of electric generating facilities. Depreciation on these assets is computed using the straight-line method for financial statement purposes over their estimated useful lives, which range from 3 to 70 years.

The average non-utility depreciation rates for Con Edison Development were 2.8 percent, 2.7 percent and 3.0 percent for 2005, 2004 and 2003, respectively.

In accordance with SFAS No. 34, “Capitalization of Interest Costs,” Con Edison capitalizes interest on its borrowings associated with the competitive businesses’ capital projects in progress. Capitalized interest is added to the asset cost, and is amortized over the useful lives of the assets. The amount of such capitalized interest cost for 2003 was $6 million. There was no capitalized interest cost in 2004 and 2005.

Goodwill

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” Con Edison is required to test goodwill for impairment annually. Goodwill is tested for impairment using a two-step approach. The first step of the goodwill impairment test compares the estimated fair value of a reporting unit with its carrying value, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill of the reporting unit is considered not impaired. If the carrying value exceeds the estimated fair value of the reporting unit, the second step is performed to measure the amount of impairment loss, if any. The second step requires a calculation of the implied fair value of goodwill. See Note L.

Impairments

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Companies evaluate the impairment of long-lived assets, based on projections of undiscounted future cash flows, whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. In the event an evaluation indicates that such cash flows cannot be expected to be sufficient to fully recover the assets, the assets are written down to their estimated fair value. See Note U.

Revenues

The Utilities and Con Edison Solutions recognize revenues for electric, gas and steam service on a monthly billing cycle basis. The Utilities defer over a 12-month period net interruptible gas revenues, other than those authorized by the New York State Public Service Commission (PSC) to be retained by the Utilities, for refund to firm gas sales and transportation customers. O&R and Con Edison Solutions accrue revenues at the end of each month for estimated energy service not yet billed to customers, while Con Edison of New York does not accrue such revenues, in accordance with current regulatory agreements. Con Edison of New York estimates its unbilled revenues at December 31, 2005 and 2004 to be approximately $432 million and $380 million, respectively. Unbilled revenues included in Con Edison’s balance sheet at December 31, 2005 and 2004 were $116 million and $73 million, respectively.

Notes to the Financial Statements – Continued

The PSC requires utilities to record gross receipts tax revenues and expenses on a gross income statement presentation basis (i.e., included in both revenue and expense). The recovery of these taxes is included in the revenue requirement within each of the respective PSC approved rate plans.

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

New York Independent System Operator (NYISO)

The Utilities purchase electricity through the wholesale electricity market administered by the NYISO. The difference between purchased power and related costs initially billed to the Utilities by the NYISO and the actual cost of power subsequently calculated by the NYISO is refunded by the NYISO to the Utilities, or paid to the NYISO by the Utilities. The reconciliation payments or receipts are recoverable from or refundable to the Utilities’ customers. At December 31, 2005 and 2004, Con Edison of New York had deferred $20 million and $160 million, respectively, of funds received from the NYISO as a regulatory liability to be applied for customer benefit.

Certain other payments to or receipts from the NYISO are also subject to reconciliation, with shortfalls or amounts in excess of specified rate allowances recoverable from or refundable to customers. These include proceeds from the sale through the NYISO of transmission rights on Con Edison of New York’s transmission system (Transmission Congestion Contracts or TCCs). For Con Edison of New York, TCC sales proceeds in excess of $60 million are deferred as a regulatory liability to be applied for customer benefit and do not affect net income.

Sulfur Dioxide Allowances

In accordance with the federal Clean Air Act, the Utilities have been allocated sulfur dioxide (SO2) emission allowances which the Utilities may sell, trade or hold for future use. Generally, the Utilities defer their proceeds from the sale of SO2 allowances as regulatory liabilities to be applied for customer benefit. See Note B. For the competitive energy businesses, sales of SO2 allowances are reflected in earnings in the periods in which the sales occur. The proceeds received from the sale of S02 allowances are included in net cash flows from operating activities in the Companies’ Statements of Cash Flows.

Temporary Cash Investments

Temporary cash investments are short-term, highly-liquid investments that generally have maturities of three months or less at the date of purchase. They are stated at cost, which approximates market. The Companies consider temporary cash investments to be cash equivalents.

Investments

Investments consist primarily of the investments of Con Edison’s competitive businesses, which are recorded at cost or accounted for under the equity method (depending on the subsidiaries’ percentage ownership) or accounted for as leveraged leases in accordance with SFAS No. 13, “Accounting for Leases.” See Note K for a discussion of investments in Lease In/Lease Out transactions.

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

Notes to the Financial Statements – Continued

State Income Tax

The New York State tax laws applicable to utility companies were changed effective January 2000. Certain revenue-based taxes were repealed or reduced and replaced by a net income-based tax. In June 2001, the PSC authorized each utility to use deferral accounting to record the difference between taxes being collected and the actual tax expense under the new tax law until that expense is incorporated in base rates. For Con Edison of New York, effective October 2004, state income tax is being recovered through base rates for its gas and steam businesses and effective April 2005, for its electric business. For O&R, state income tax is being recovered through base rates for its electric and gas businesses effective November 2003.

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

Research and Development Costs

Research and development costs are charged to operating expenses as incurred. Research and development costs were as follows:

	For the Years Ended December 31,
(Millions of Dollars)	2005	2004	2003
Con Edison	$14	$11	$11
Con Edison of New York	$14	$10	$10

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

Potentially dilutive securities for Con Edison consist of restricted stock, deferred common shares and stock options for which the average market price of the common shares for the period was greater than the exercise price. See Note N.

Basic and diluted EPS for Con Edison are calculated as follows:

(Millions of Dollars, except per share amounts/Shares in Millions)	For the Years Ended December 31,
	2005	2004	2003
Income from continuing operations	$732	$549	$634
Loss from discontinued operations, net of tax	(13)	(12)	(109)
Income before cumulative effect of changes in accounting principles	719	537	525
Cumulative effect of changes in accounting principles, net of tax	-	-	3
Net income	$719	$537	$528
Weighted average common shares outstanding – Basic	243.9	235.8	220.9
Add: Incremental shares attributable to effect of potentially dilutive securities	0.8	0.6	0.9
Adjusted weighted average common shares outstanding – Diluted	244.7	236.4	221.8
EARNINGS PER COMMON SHARE – BASIC
Continuing operations	$3.00	$2.33	$2.87
Discontinued operations	(0.05)	(0.05)	(0.50)
Before cumulative effect of changes in accounting principles	2.95	2.28	2.37
Cumulative effect of changes in accounting principles	-	-	0.02
Net income	$2.95	$2.28	$2.39
EARNINGS PER COMMON SHARE – DILUTED
Continuing operations	$2.99	$2.32	$2.86
Discontinued operations	(0.05)	(0.05)	(0.50)
Before cumulative effect of changes in accounting principles	2.94	2.27	2.36
Cumulative effect of changes in accounting principles	-	-	0.02
Net income	$2.94	$2.27	$2.38

The computation of diluted earnings per share excludes 0.9 million, 4.4 million and 4.1 million Con Edison common shares for the years ended December 31, 2005, 2004 and 2003, respectively, because the average closing market price of the common shares during these periods exceeds the exercise prices on the options.

Stock-Based Compensation

Con Edison accounts for its stock-based compensation plans using the intrinsic value model of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related interpretations. See Note N.

Notes to the Financial Statements – Continued

The following table illustrates the effect on net income and earnings per share if Con Edison had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – An Amendment of FASB Statement No. 123,” for the purposes of recognizing compensation expense on employee stock-based arrangements.

	Con Edison			Con Edison of New York
(Millions of Dollars, except per share amounts)	2005	2004	2003	2005	2004	2003
Net income, as reported	$719	$537	$528	$705	$529	$602
Add: Stock-based compensation expense included in reported net income, net of related tax effects	6	7	3	5	5	3
Deduct: Total stock-based compensation expense determined under fair value method for all awards, net of related tax effects	10	12	8	8	9	7
Pro forma net income	$715	$532	$523	$702	$525	$598
Earnings per common share:
Basic – as reported	$2.95	$2.28	$2.39
Basic – pro forma	$2.93	$2.26	$2.37
Diluted – as reported	$2.94	$2.27	$2.38
Diluted – pro forma	$2.92	$2.25	$2.36

Certain of Con Edison’s stock-based compensation plans allow employees to continue vesting in an award in accordance with the stated vesting terms even though the employee has retired from the company. In its pro forma disclosures, Con Edison has historically recognized compensation cost over the employee’s nominal vesting period with any remaining compensation cost recognized at the date of retirement (the nominal vesting period approach). The pro forma compensation cost would not have materially increased had the company recognized compensation cost immediately for awards granted to retirement eligible employees and over the period from the grant date to the date of retirement eligibility, if that is expected to occur during the nominal vesting period (non-substantive vesting period approach).

Con Edison plans to adopt the non-substantive vesting period approach in connection with its implementation of SFAS 123 (R), “Share-Based Payment.” See Note N.

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

At December 31, 2005, approximately 190,000 Con Edison of New York customers representing approximately 31 percent of aggregate customer peak demand were purchasing electricity from other suppliers under the electric retail access program (which is available to all of the company’s electric customers). The company delivers electricity to participating customers in this program through its regulated transmission and distribution systems. In general, its delivery rates for retail access customers are equal to the full-service rates applicable to other comparable customers, less the cost of supplying customers with energy and capacity.

In November 2000, the PSC approved an agreement (the 2000 Electric Rate Agreement) that revised and extended the rate plan provisions of the 1997 Restructuring Agreement. Pursuant to the 2000 Electric Rate Agreement, the company reduced the distribution component of its electric rates by $170 million on an annual basis, effective October 2000.

Notes to the Financial Statements – Continued

Under the 2000 Electric Rate Agreement, as approved by the PSC and as modified in December 2001, 35 percent of any earnings in each of the rate years ending March 2002 through 2005 above a specified rate of return on electric common equity were to be retained for shareholders and the balance was to be applied for customer benefit as determined by the PSC. There was no sharing of earnings for the rate years ended March 2002 and 2005. In 2002 and 2003, Con Edison of New York established an electric shared earnings reserve totaling $49 million for the rate year ending March 2003. In 2004, an electric shared earnings reserve of less than $1 million for the rate year ending March 2004 was established. In addition, the company recorded penalties relating to reliability standards tied to targets established in regulatory proceedings of $2 million, $8 million and $3 million in 2004, 2003 and 2002, respectively.

The 2000 Electric Rate Agreement also continued the rate provisions pursuant to which Con Edison of New York recovers its potential strandable costs and its purchased power and fuel costs from customers. See “Recoverable Energy Costs” in Note A.

In March 2005, the PSC approved a Joint Proposal by Con Edison of New York, the staff of the PSC and other parties with respect to the rates the company can charge its customers for electric delivery service (the 2005 Electric Rate Agreement). The 2005 Electric Rate Agreement covers the three-year period April 2005 through March 2008, and provides for increases in electric base rates of $104.6 million, effective April 1, 2005, and $220.4 million, effective April 1, 2007. In addition, the company will retain the first $60 million of auction proceeds from the sale of transmission rights on the company’s transmission system (transmission congestion contracts) in each of the three years. The rate increases also include the amortization of certain regulatory assets and liabilities. The net effect of this amortization will be to increase electric revenues by $128 million, $173 million and $249 million in the first, second and third rate years, respectively.

The 2005 Electric Rate Agreement provides for annual reconciliations of the differences between the actual amount of transmission and distribution utility plant, net of depreciation (Net T&D) and the actual amount of certain operating costs experienced over the term of the agreement, as compared in each case to the amounts reflected in electric rates.

If the actual Net T&D is greater than the Net T&D reflected in rates, the company will accrue a regulatory asset and increase its revenues by the revenue requirement impact of such difference (i.e., a return on investment, depreciation and income taxes). If the actual Net T&D is less than the Net T&D reflected in rates, the company will accrue a regulatory liability and decrease its revenues by the revenue requirement impact of such difference. At December 31, 2005, a regulatory asset of $38 million was deferred related to this reconciliation.

If the actual amount of pension or other postretirement benefit costs, environmental remediation costs and, if the variation exceeds 2.5 percent, property taxes or the cost of moving facilities to avoid interfering with government projects is greater than the respective amount for each such cost reflected in rates, the company will accrue a regulatory asset for the difference and defer recognition in income of the difference. If the actual amount is less than the amount reflected in electric rates, the company will accrue a regulatory liability for the difference and decrease its revenues by the amount of such difference. Any regulatory asset resulting from these cost reconciliations is subject to offset, as described below, if the company earns, excluding the effect of the incentives and penalties discussed below (Adjusted Earnings), between an 11.4 percent and a 13 percent return on equity (based on the company’s actual capitalization, subject to a maximum equity ratio of 50 percent). No regulatory asset is to be accrued if Adjusted Earnings exceed a 13 percent return on equity.

Under the 2005 Electric Rate Agreement, any Adjusted Earnings between an 11.4 percent and a 13 percent return on equity are to be used to offset 50 percent of any regulatory asset resulting from the cost reconciliation. The company can retain 50 percent of any remaining above-target Adjusted Earnings, with the balance being deferred for the benefit of customers. If Adjusted Earnings exceed a 13 percent return, the company can retain 25 percent of the above-target Adjusted Earnings, with the balance being deferred for the benefit of customers.

The 2005 Electric Rate Agreement also provided for the continuation of the rate provisions pursuant to which the company recovers its potential strandable costs and its purchased power and fuel costs from customers.

The 2005 Electric Rate Agreement included potential positive earnings adjustments (incentives) if the company meets certain standards for its retail access and demand side management programs, and potential negative earnings adjustments (penalties), which could be substantial, if it does not meet certain standards for (i) frequency and duration of service interruptions; (ii) major outages; (iii) repair, removal or replacement of damaged poles, temporary shunts, street lights, traffic signals and circuit breakers; and (iv) customer service. In 2005, an $8 million penalty for not meeting certain standards for duration of service interruptions was recorded.

In accordance with the 2005 Electric Rate Agreement, the company recognized a $100 million pre-tax charge in 2004 to

Notes to the Financial Statements – Continued

resolve certain issues raised in the proceeding, relating primarily to prior period pension credits.

In accordance with the 2005 Electric Rate Agreement, at December 31, 2005, Con Edison of New York estimated that its Adjusted Earnings above 11.4 percent for the rate year ending March 31, 2006 would exceed the target sharing level by $59 million, of which $47 million was applied to reduce regulatory assets arising from the cost reconciliations, and $6 million was reserved for customer benefit.

In 1997, the PSC approved a four-year O&R restructuring plan pursuant to which O&R sold all of its generating assets and made retail access available to all of its electric customers effective May 1999. In 1998 and 1999, similar plans for O&R’s utility subsidiaries in Pennsylvania and New Jersey were approved by state regulators.

In October 2003, the PSC approved agreements among O&R, the staff of the PSC and other parties with respect to the rates O&R can charge to its New York customers for electric service. The electric agreement, which covers the period from July 2003 through October 2006, provides for no changes to electric base rates and contains provisions for the amortization and offset of regulatory assets and liabilities, the net effect of which will reduce electric operating income by a total of $11 million (pre tax) over the period covered by the agreement. The agreement continues to provide for recovery of energy costs from customers on a current basis. It also provides for O&R to share equally with customers earnings above a 12.75 percent return on common equity during the three-year period from July 2003 through June 2006. Beginning July 2006, O&R will not be subject to earnings sharing.

In July 2003, the New Jersey Board of Public Utilities (NJBPU) ruled on the petitions of Rockland Electric Company (RECO) for an increase in electric rates and recovery of deferred purchased power costs. The NJBPU ordered a $7 million decrease in RECO’s electric base rates, effective August 2003, authorized RECO’s recovery of approximately $83 million of previously deferred purchased power costs and associated interest and disallowed recovery of approximately $19 million of such costs and associated interest. At December 31, 2002, the company had accrued a reserve for $13 million of the disallowance, and at June 30, 2003 reserved an additional $6 million for the disallowance.

In July 2004, the NJBPU approved RECO’s Phase II petition to increase base rates annually by $2.7 million (2.0% increase), effective August 1, 2004. The Phase II decision provides for the recovery of carrying costs for two substation projects and specified additional reliability programs. Also in July 2004, a special purpose entity formed by RECO (which is included in the consolidated financial statements of Con Edison) issued $46 million of 5.22% Transition Bonds and used the proceeds thereof to purchase from RECO the right to be paid a Transition Bond Charge (TBC) and associated tax charges by its customers relating to the balance of previously deferred purchased power costs, discussed above. The TBC replaced a Transition Recovery Charge, a temporary surcharge that was effective August 1, 2003.

Pike County Light & Power Company (Pike) is obligated under Pennsylvania law to serve those customers who do not purchase electricity from other suppliers. In January 2006, Pike began charging new rates to these customers that reflected prices resulting from a competitive auction, overseen and approved by the Pennsylvania Public Utility Commission (PPUC). As a result, customers’ bills increased substantially. Subsequently, the PPUC initiated a fact-finding investigation into the competitive electric market in Pike’s service territory.

Gas

In April 2002, the PSC approved a Con Edison of New York gas rate agreement for the three-year period ending September 30, 2004. The rate agreement reduced gas rates by $25 million annually.

In September 2004, the PSC approved a Joint Proposal by Con Edison of New York, the staff of the PSC and other parties with respect to the rates the company can charge its customers for gas and steam services. The approved gas rate plan covers the three-year period October 2004 through September 2007, and provided for an increase in gas base rates of $46.8 million, effective October 1, 2004, with deferral accounting to be used to allocate the income statement effect of the increase over the term of the agreement. The rate increase is net of a $17.5 million pre-tax charge to gas operating revenues, which the company recognized in 2004, to resolve certain issues raised in the proceeding, relating primarily to the treatment of prior period pension credits. In addition to this rate increase, the company will retain the first $35 million of net revenues from non-firm customer transactions in each year of the plan. The rate increases also include the amortization of certain regulatory assets and liabilities. The net effect of this amortization will be to increase gas revenues by $41 million over the period of the three-year rate plan.

Additional provisions of the gas rate plan include: equal sharing with customers of earnings above an 11.75 percent return on common equity (based upon the actual average common equity ratio, subject to a maximum common equity ratio of 50 percent of capitalization); reconciliation of pension and other post-employment benefit costs allocable to the gas business to the

Notes to the Financial Statements – Continued

amounts for such costs reflected in rates, with the difference deferred as a regulatory asset or liability, as the case may be, for future recovery from or refund to customers; opportunities to retain for shareholders a percentage of annual gas net revenues from non-firm customer transactions (20 percent of revenues between $35 million and $50 million, 25 percent between $50 million and $70 million and 10 percent over $70 million), and to earn an incentive of up to $8.5 million over the period of the rate plan depending upon the number of customers that migrate to retail access; continuation of provisions for the recovery from customers on a current basis of the cost of purchased gas and for the recovery of environmental remediation expenses; continuation of provisions pursuant to which the effects of weather on gas income are moderated; and continuation of the deferral as a regulatory asset or liability, subject to certain limitations, of differences between actual costs and amounts reflected in rates for property taxes and interference costs.

In October 2003, the PSC approved a new gas rate agreement among O&R, the PSC staff and other parties. This agreement, which covers the period November 2003 through October 2006, provides for increases in gas base rates of $9 million (5.8 percent) effective November 2003, $9 million (4.8 percent) effective November 2004 and $5 million (2.5 percent) effective November 2005. The agreement provides for O&R to share equally with customers earnings in excess of an 11 percent return on common equity. It continues to provide for recovery of energy costs from customers on a current basis and continues a weather normalization clause that moderates, but does not eliminate, the effect of weather-related changes on net income. The rate increases also include the amortization of certain regulatory assets and liabilities. The net effect of this amortization will be to increase gas revenues by $2 million over the period of the three-year rate plan.

In May 2005, the PPUC approved an increase to the rates Pike charges for gas service by $0.1 million (8.7%), effective June 1, 2005.

In November 2005, O&R filed a request with the PSC for an increase in the rates it charges for gas service, effective November 1, 2006, of $24 million (4.7%). The filing reflects a return on common equity of 11 percent and a common equity ratio of 48.9 percent of capitalization. The filing includes a proposal for a three-year plan, with additional increases effective November 1, 2007 and 2008 of $2.1 million and $1.8 million, respectively. The filing proposes continuation of the current gas rate plan provisions with respect to the reconciliation of actual expenses allocable to gas to the amounts reflected in rates for pension and other postemployment benefit costs, property taxes, interference, environmental remediation and research and development costs.

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

In September 2004, the PSC approved a steam rate plan covering the two-year period October 2004 through September 2006. The plan provides for increases in steam base rates of $49.6 million, effective October 1, 2004, and $27.4 million, effective October 1, 2005. The increases are net of a $6.2 million pre-tax charge to steam operating revenues, which the company recognized in 2004 to resolve certain issues raised in the proceeding, relating primarily to the treatment of prior period pension credits. The rate increases also include the amortization of certain regulatory assets and liabilities. The net effect of this amortization will be to decrease steam revenues by $3 million over the period of the two-year rate plan.

Additional provisions of the steam rate plan include: equal sharing with customers of earnings in excess of an 11.75 percent return on common equity (based upon the actual average common equity ratio, subject to a maximum common equity ratio of 50 percent of capitalization); reconciliation of pension and other post-employment benefit costs allocable to the steam business to the amounts for such costs reflected in rates, with the difference deferred as a regulatory asset or liability, as the case may be, for future recovery from or refund to customers; continuation of provisions for the recovery from customers on a current basis of the cost of fuel and purchased steam and for the recovery of environmental remediation expenses; and continuation of the deferral as a regulatory asset or liability, subject to certain limitations, of differences between actual costs and amounts reflected in rates for property taxes and interference costs.

In April 2005, Con Edison of New York commenced commercial operation of the East River Repowering Project (ERRP) and retired its Waterside generating station. Under the steam rate plan, the company credited customers with the estimated net monthly fuel savings from the ERRP until the plant was in service. The company will recover all benefits credited to customers during the period January 2005 through March 2005 over the subsequent 18 months.

In November 2005, Con Edison of New York filed a request with the PSC for a net increase in the rates it charges for steam service, effective October 1, 2006, of $68 million (9.6 percent).

Notes to the Financial Statements – Continued

The filing reflects a return on common equity of 11 percent and a common equity ratio of 49 percent. The filing includes a proposal for a three-year rate plan, with additional increases effective October 1, 2007 and 2008 of $15 million and $12 million, respectively. The filing proposes continuation of the current steam rate plan provisions with respect to recovery from customers of the cost of fuel and purchased steam, environmental remediation expenses and the reconciliation of actual expenses allocable to steam to the amounts reflected in rates for pension and other post-employment benefit costs, property taxes and interference costs.

In December 2005, the PSC issued an order regarding a steam business development plan developed by a task force on which Con Edison of New York, governmental, consumer, environmental and steam producer representatives participated. The PSC characterized negatively the company’s steam business development efforts and ordered the company to implement certain of the plan’s recommendations, including developing account management and geographic information systems, and preparing steam resource and targeted marketing plans, strengthening relationships with customers’ advisors and vendors of steam equipment and promoting hybrid chiller systems (which would use steam for cooling purposes during periods of high electric demand). Certain of the recommendations were reflected in the company’s pending steam rate request and others may also be considered in connection with the request.

Notes to the Financial Statements – Continued

Regulatory Assets and Liabilities

Regulatory assets and liabilities at December 31, 2005 and 2004 were comprised of the following items:

	Con Edison		Con Edison of New York
(Millions of Dollars)	2005	2004	2005	2004
Regulatory assets
Future federal income tax	$952	$762	$902	$715
Environmental remediation costs	241	165	182	106
World Trade Center restoration costs	127	104	127	104
Recoverable energy costs	120	81	120	81
Pension and other postretirement benefits deferrals	96	42	46	-
O&R Transition bond charges	70	74	-	-
Revenue taxes	59	46	59	46
Unbilled gas revenue	44	44	44	44
Workers’ compensation	42	48	42	48
Net T&D reconciliation	38	-	38	-
Asbestos-related costs	25	26	25	25
Other retirement program costs	24	29	24	29
Sale costs – First Avenue properties	-	178	-	178
Sale of nuclear generating plant including interest	-	176	-	176
Electric interference costs	-	44	-	44
NYS tax law changes	-	40	-	40
Electric cost reconciliations	(47)	-	(47)	-
Other	235	205	220	193
Regulatory Assets	2,026	2,064	1,782	1,829
Recoverable energy costs – current	221	194	192	176
Total Regulatory Assets	$2,247	$2,258	$1,974	$2,005
Regulatory liabilities
Allowance for cost of removal less salvage	$558	$723	$501	$666
Net electric deferrals	288	-	288	-
Gain on sale of First Avenue properties	256	-	256	-
Transmission congestion contracts	163	391	163	391
2004 electric, gas and steam one-time rate plan charges	121	124	121	124
Prior year deferred tax amortization	81	-	81	-
EPA SO2 Allowance Proceeds – electric and steam	76	20	76	20
Utilities’ hedging unrealized gains	75	2	59	-
NYS tax law changes	51	44	39	32
Interest on federal income tax refund	41	37	41	37
O&R Refundable energy costs	40	29	-	-
Property tax reconciliation	31	1	31	1
NYISO reconciliation	20	160	20	160
DC service incentive	17	33	17	33
Gas interference – cost sharing	9	11	9	11
Gas interruptible sales credits	8	22	8	22
Earnings sharing reserve	7	50	7	50
Excess dividends tax	4	18	4	18
Gain on divestiture	-	56	-	55
Other	216	278	203	267
Regulatory Liabilities	2,062	1,999	1,924	1,887
Deferred derivative gains – current	224	23	170	8
Total Regulatory Liabilities	$2,286	$2,022	$2,094	$1,895

Notes to the Financial Statements – Continued

“Net electric deferrals” represents the remaining unamortized balance of certain regulatory assets and liabilities of Con Edison of New York that were combined effective April 1, 2005 and are being amortized to income over the period April 2005 through March 2008, in accordance with the electric rate plan discussed above.

The $81 million “prior year deferred tax amortization” represents the revenue equivalent of $48 million for the amortization of deferred taxes in the years 2000 to 2004 that was not recorded during that period. The correction was recognized in 2005 with this balance deferred as a regulatory liability pending disposition by the PSC.

Other Regulatory Matters

In May 2005, Con Edison of New York completed the sale of certain properties located on First Avenue in Manhattan. Net proceeds from the sale received at closing totaled $534 million, resulting in a pre-tax gain on the sale of $256 million. In accordance with the PSC order approving the sale of the properties, the company has deferred the net gain for the benefit of customers. The net after-tax gain on the sale, including additional expenses to be incurred, is estimated at $114 million. There may be additional proceeds in the event of certain zoning changes or other developments.

Note C – Capitalization

Common Stock

At December 31, 2005 and 2004, Con Edison owned all of the issued and outstanding shares of common stock of the Utilities. Con Edison of New York owns 21,976,200 shares of Con Edison stock, which it purchased prior to 2001 in connection with Con Edison’s stock repurchase plan. Con Edison of New York presents in the financial statements the cost of the Con Edison stock it owns as a reduction of common shareholder’s equity.

Capitalization of Con Edison

The outstanding capitalization for each of the Companies is shown on its Consolidated Statement of Capitalization, and for Con Edison includes the Utilities’ outstanding preferred stock and debt.

Preferred Stock of Con Edison of New York

As of December 31, 2005, 1,915,319 shares of Con Edison of New York’s $5 Cumulative Preferred Stock (the “$5 Preferred”) and 375,626 shares of its Cumulative Preferred Stock ($100 par value) were outstanding.

Dividends on the $5 Preferred Stock are $5 per share per annum, payable quarterly, and dividends on the Cumulative Preferred Stock are $4.65 per share per annum, payable quarterly. The preferred dividends must be declared by Con Edison of New York’s Board of Trustees to become payable. See “Dividends” below.

With respect to any corporate action to be taken by a vote of shareholders of Con Edison of New York, Con Edison (which owns all of the 235,488,094 shares of Con Edison of New York’s common stock that are outstanding) and the holders of the $5 Preferred are each entitled to one vote for each share held. Except as otherwise required by law, holders of the Cumulative Preferred Stock have no right to vote; provided, however, that if the $5 Preferred is no longer outstanding, the holders of the Cumulative Preferred Stock are entitled to one vote for each share with respect to any corporate action to be taken by a vote of the shareholders of Con Edison of New York. In addition, if dividends are in arrears for certain periods, the holders are entitled to certain rights with respect to the election of Con Edison of New York’s Trustees. Without the consent of the holders of the Cumulative Preferred Stock, Con Edison of New York may not create or authorize any kind of stock ranking prior to the Cumulative Preferred Stock or, if such actions would affect the holders of the Cumulative Preferred Stock adversely, be a party to any consolidation or merger, create or amend the terms of the Cumulative Preferred Stock or reclassify the Cumulative Preferred Stock. Con Edison of New York may redeem the $5 Preferred at a redemption price of $105 per share and the Cumulative Preferred Stock at a redemption price of $101 per share (in each case, plus accrued and unpaid dividends). In the event of the dissolution, liquidation or winding up of the affairs of Con Edison of New York, before any distribution of capital assets could be made to the holders of the company’s common stock, the holders of the $5 Preferred and the Cumulative Preferred Stock would each be entitled to receive $100 per share, in the case of an involuntary liquidation, or an amount equal to the redemption price per share, in the case of a voluntary liquidation, in each case together with all accrued and unpaid dividends.

Dividends

In accordance with PSC requirements, the dividends that the Utilities generally pay are limited to not more than 100 percent of their respective income available for dividends calculated on a two-year rolling average basis. Excluded from the calculation of “income available for dividends” are non-cash charges to income resulting from accounting changes or charges to income resulting from significant unanticipated events. The restriction also does not apply to dividends paid in order to transfer to Con Edison proceeds from major transactions, such as asset sales, or to dividends reducing each utility subsidiary’s equity ratio to a level appropriate to its business risk.

In addition, no dividends may be paid, or funds set apart for payment, on Con Edison of New York’s common stock until all dividends accrued on the $5 Preferred Stock and Cumulative

Notes to the Financial Statements – Continued

Preferred Stock have been paid, or declared and set apart for payment.

Long-term Debt

Long-term debt maturing in the period 2006-2010 is as follows:

(Millions of Dollars)	Con Edison	Con Edison of New York
2006	$22	$-
2007	374	330
2008	507	280
2009	491	475
2010	701	625

The Utilities have issued certain series of tax-exempt debt through the New York State Energy Research and Development Authority (NYSERDA) that currently bear interest at a rate determined weekly and, in certain circumstances, is subject to mandatory tender for purchase by the Utilities.

Long-term debt is stated at cost, which in total, as of December 31, 2005, approximates fair value (estimated based on current rates for debt of the same remaining maturities), except for $225 million of Con Edison of New York’s tax-exempt financing. See “Interest Rate Hedging” in Note P.

At December 31, 2005 and 2004, long-term debt of Con Edison included $23 million of mortgage bonds collateralized by substantially all the utility plant and other physical property of O&R’s New Jersey and Pennsylvania utility subsidiaries and for 2004, $46 million of Transition Bonds issued by O&R’s New Jersey utility subsidiary through a special purpose entity. See Note B. At December 31, 2005 and 2004, long-term debt of Con Edison included: $115 million and $128 million, respectively, of non-recourse debt of a Con Edison Development subsidiary collateralized by a pledge of the Lakewood power plant, a related power purchase agreement and project assets; and $333 million and $336 million, respectively, of debt secured by the Newington power plant and related assets. See Note Q. At December 31, 2005 and 2004, restricted cash relating to the operations of the Lakewood plant was $11 million and $16 million, respectively.

Significant Debt Covenants

There are no significant debt covenants under the financing arrangements for the debentures of Con Edison or Con Edison of New York, other than obligations to pay principal and interest when due and covenants not to consolidate with or merge into any other corporation unless certain conditions are met, and no cross default provisions. The tax-exempt financing arrangements of the Utilities are subject to these covenants and the covenants discussed below. The Companies believe that they were in compliance with their significant debt covenants at December 31, 2005.

The tax-exempt financing arrangements involved the issuance of uncollateralized promissory notes of the Utilities to NYSERDA in exchange for the net proceeds of a like amount of tax-exempt bonds with substantially the same terms sold to the public by NYSERDA. The tax-exempt financing arrangements include covenants with respect to the tax-exempt status of the financing, including covenants with respect to the use of the facilities financed. The failure to comply with these covenants would, except as otherwise provided, constitute an event of default with respect to the debt to which such provisions applied. The arrangements include provisions for the maintenance of liquidity and credit facilities, the failure to comply with which would, except as otherwise provided, constitute an event of default with respect to the debt to which such provisions applied. If an event of default were to occur, the principal and accrued interest on the debt to which such event of default applied might and, in certain circumstances would, become due and payable immediately.

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

Note D – Short Term Borrowing

In April 2005, Con Edison and the Utilities entered into a five-year revolving credit agreement, under which banks committed to provide loans and letters of credit in an aggregate amount of up to $937.5 million, and terminated a three-year credit agreement that was to expire in November 2005. Bank commitments under the new revolving credit agreement and an existing three-year credit agreement that expires in November 2006 total $1.5 billion, with the full amount available to Con Edison of New York and $500 million available to Con Edison, the parent company. Neither Con Edison nor either of the Utilities is responsible for the obligations under the credit agreements of any company other than itself. The credit agreements support the Companies’ commercial paper program.

At December 31, 2005, Con Edison had $755 million of commercial paper outstanding of which $520 million was outstanding under Con Edison of New York’s program, at a weighted average interest rate of 4.3 percent. At December 31, 2004, Con Edison had $156 million of commercial paper outstanding of which $100 million was outstanding under Con Edison of New York’s program, at a weighted average interest rate of 2.2 percent.

Notes to the Financial Statements – Continued

The banks’ commitments under the credit agreements are subject to certain conditions, including that there be no event of default. The commitments are not subject to maintenance of credit rating levels or the absence of a material adverse change. Upon a change of control of, or upon an event of default by one of the Companies, the banks may terminate their commitments with respect to that company and declare any amounts owed by that company under the credit agreements immediately due and payable. Events of default include the exceeding at any time of a ratio of consolidated debt to consolidated total capital of 0.65 to 1 (at December 31, 2005, this ratio was 0.52 to 1 for Con Edison and 0.50 to 1 for Con Edison of New York); having liens on its assets in an aggregate amount exceeding 5 percent of its consolidated total capital, subject to certain exceptions; and the failure by the company, following any applicable notice period, to meet certain other customary covenants. The fees charged for the revolving credit facilities and any loans made or letters of credit issued under the credit agreements reflect the Companies’ respective credit ratings. At December 31, 2005, $13 million of letters of credit were outstanding under the agreements.

See Note S for information about short-term borrowing between related parties.

Note E – Pension Benefits

Con Edison maintains a tax-qualified, non-contributory pension plan that covers substantially all employees of Con Edison of New York and O&R and certain employees of Con Edison’s competitive businesses. The plan is designed to comply with the Internal Revenue Code and the Employee Retirement Income Security Act of 1974. In addition, Con Edison maintains additional non-qualified supplemental pension plans.

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

Effective April 1, 2005, in accordance with the 2005 Electric Rate Agreement and October 1, 2004, in accordance with the gas and steam Joint Proposal, Con Edison of New York began deferring the difference between expenses recognized under SFAS No. 87 and the rate allowance. Generally, O&R has also been deferring such difference pursuant to its rate agreements. See Note B.

Con Edison uses a measurement date of December 31 for its pension plan.

Net Periodic Benefit Cost

The components of the Companies’ net periodic benefit costs for 2005, 2004 and 2003 were as follows:

	Con Edison			Con Edison of New York
(Millions of Dollars)	2005	2004	2003	2005	2004	2003
Service cost – including administrative expenses	$118	$105	$102	$108	$97	$95
Interest cost on projected benefit obligation	430	414	420	402	388	393
Expected return on plan assets	(642)	(652)	(654)	(618)	(629)	(631)
Amortization of net actuarial (gain)/loss	81	(38)	(95)	64	(50)	(104)
Amortization of prior service costs	13	12	15	12	11	14
Net periodic benefit cost	$-	$(159)	$(212)	$(32)	$(183)	$(233)
Amortization of regulatory asset*	4	4	4	4	4	4
Total periodic benefit cost	$4	$(155)	$(208)	$(28)	$(179)	$(229)
Cost capitalized	2	45	60	9	51	65
Cost deferred	(44)	1	(9)	(33)	2	-
Cost credited to operating expenses	$(38)	$(109)	$(157)	$(52)	$(126)	$(164)

*	Relates to increases in Con Edison of New York’s pension obligations of $33 million from a 1993 special retirement program and $45 million from a 1999 special retirement program.

Notes to the Financial Statements – Continued

Funded Status

The funded status at December 31, 2005, 2004 and 2003 was as follows:

	Con Edison			Con Edison of New York
(Millions of Dollars)	2005	2004	2003	2005	2004	2003
Change in Projected Benefit Obligation
Projected benefit obligation at beginning of year	$7,315	$6,695	$6,434	$6,840	$6,267 *	$6,030
Service cost – excluding administrative expenses	116	104	101	107	96	94
Interest cost on projected benefit obligation	430	414	420	402	388	393
Plan amendments	-	32	-	-	22	-
Net actuarial loss	577	400	54	538	373	43
Benefits paid	(355)	(330)	(314)	(330)	(306)	(290)
Projected Benefit Obligation at End of Year	$8,083	$7,315	$6,695	$7,557	$6,840	$6,270
Change in Plan Assets
Fair value of plan assets at beginning of year	$7,254	$6,710	$5,760	$6,985	$6,474	$5,563
Actual return on plan assets	609	872	1,261	586	840	1,218
Employer contributions	34	28	22	2	2	2
Benefits paid	(355)	(330)	(313)	(330)	(306)	(290)
Administrative expenses	(31)	(26)	(20)	(29)	(25)	(19)
Fair Value of Plan Assets at End of Year	$7,511	$7,254	$6,710	$7,214	$6,985	$6,474
Funded status	$(572)	$(61)	$15	$(343)	$145	$204
Unrecognized net loss	1,908	1,351	1,108	1,750	1,217	981
Unrecognized prior service costs	75	87	67	62	73	63
Net Prepaid Benefit Cost	$1,411	$1,377	$1,190	$1,469	$1,435	$1,248
Accumulated Benefit Obligation	$7,297	$6,582	$5,998	$6,796	$6,127	$5,591

*	Amounts for certain competitive businesses were previously included in the Con Edison of New York balance.

The amounts recognized in the consolidated balance sheet at December 31, 2005 and 2004 were as follows:

	Con Edison		Con Edison of New York
(Millions of Dollars)	2005	2004	2005	2004
Prepaid pension cost	$1,474	$1,442	$1,474	$1,442
Accrued benefit cost	(58)	(58)	-	-
Additional minimum pension liability	(22)	(12)	(19)	(11)
Intangible asset	2	-	2	-
Accumulated other comprehensive income	20	12	17	11
1993 special retirement program	(5)	(7)	(5)	(7)
Net prepaid benefit cost	$1,411	$1,377	$1,469	$1,435

At December 31, 2005 and 2004, Con Edison’s other current assets include $53 million and $50 million, respectively, held in an external trust account for benefit payments pursuant to the supplemental retirement plans. Included in these amounts for Con Edison of New York were $42 million and $40 million, respectively. The accumulated benefit obligations for the supplemental retirement plans for Con Edison and Con Edison of New York were $120 million and $87 million as of December 31, 2005 and $104 million and $72 million as of December 31, 2004, respectively.

Notes to the Financial Statements – Continued

Assumptions

The actuarial assumptions were as follows:

	2005	2004	2003
Weighted-average assumptions used to determine benefit obligations at December 31:
Discount rate	5.70%	5.90%	6.30%
Rate of compensation increase
– Con Edison of New York	4.00%	4.00%	4.00%
– O&R	4.00%	4.00%	4.00%
Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31:
Discount rate	5.90%	6.30%	6.75%
Expected return on plan assets	8.80%	8.80%	8.80%
Rate of compensation increase
– Con Edison of New York	4.00%	4.00%	4.30%
– O&R	4.00%	4.00%	4.15%

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

Discount Rate Assumption

To determine the assumed discount rate, the Companies use a model that produces a yield curve based on yields on selected highly rated (Aaa or Aa, by Moody’s Investors Service) corporate bonds. Bonds with insufficient liquidity, bonds with questionable pricing information and bonds that are not representative of the overall market are excluded from consideration. For example, the bonds used in the model cannot be callable, they must have a price between 50 and 200, the yield must lie between 1 percent and 20 percent, and the amount of the issue must be in excess of $100 million. The spot rates defined by the yield curve and the plan’s projected benefit payments are used to develop a weighted average discount rate.

Expected Benefit Payments

Based on current assumptions, the Companies expect to make the following benefit payments over the next ten years:

(Millions of dollars)	2006	2007	2008	2009	2010	2011- 2015
Con Edison	$378	$399	$421	$442	$465	$2,642
Con Edison of New York	351	371	392	412	433	2,461

Expected Contributions

Based on current estimates, the Companies are not required under funding regulations and laws to make any contributions to the pension plan during 2006. The Companies’ policy is to fund their accounting cost to the extent tax deductible, therefore, Con Edison and Con Edison of New York expect to make discretionary contributions of $70 million and $34 million, respectively, to the pension plan during 2006.

Plan Assets

The asset allocations for the pension plan at the end of 2005, 2004 and 2003, and the target allocation for 2006 are as follows:

	Target Allocation	Plan Assets at December 31,
Asset Category	2006	2005	2004	2003
Equity Securities	65%	67%	67%	64%
Debt Securities	30%	28%	28%	32%
Real Estate	5%	5%	5%	4%
Total	100%	100%	100%	100%

Con Edison has established a pension trust for the investment of assets to be used for the exclusive purpose of providing retirement benefits to participants and beneficiaries.

Pursuant to resolutions adopted by Con Edison’s Board of Directors, the Management Development and Compensation Committee of the Board of Directors (the Committee) has general oversight responsibility for Con Edison’s pension and other employee benefit plans. The pension plan’s Named Fiduciaries have been granted the authority to control and manage the operation and administration of the plans, including overall responsibility for the investment of assets in the trust and the power to appoint and terminate investment managers. The

Notes to the Financial Statements – Continued

Named Fiduciaries consist of Con Edison’s chief executive, financial and accounting officers and others the Board of Trustees may appoint in addition to or in place of the designated Named Fiduciaries.

The investment objective for the pension trust is to maximize the long-term total return on the trust assets within a prudent level of risk. The investment strategy is to diversify its funds across asset classes, investment styles and fund managers. The target asset allocation is reviewed periodically based on asset/liability studies and may be modified as appropriate. The target asset allocation for 2006 reflects the results of such a study conducted in 2003.

Individual fund managers operate under written guidelines provided by Con Edison, which cover such areas as investment objectives, performance measurement, permissible investments, investment restrictions, trading and execution, and communication and reporting requirements. Manager performance, total fund performance, and compliance with asset allocation guidelines are monitored on an ongoing basis, and reviewed by the Named Fiduciaries and reported to the Committee on a regular basis. Changes in fund managers and rebalancing of the portfolio are undertaken as appropriate. The Named Fiduciaries approve such changes, which are also reported to the Committee.

The Companies also offer a defined contribution savings plan that covers substantially all employees and made contributions to the plan as follows:

	For the Years Ended December 31,
(Millions of Dollars)	2005	2004	2003
Con Edison	$19	$19	$18
Con Edison of New York	17	17	17

Note F – Other Postretirement Benefits

The Utilities currently have contributory comprehensive hospital, medical and prescription drug programs for all retirees, their dependents and surviving spouses.

Con Edison of New York also has a contributory life insurance program for bargaining unit employees and provides basic life insurance benefits up to a specified maximum at no cost to retired management employees. O&R has a non-contributory life insurance program for retirees. Certain employees of Con Edison’s competitive businesses are eligible to receive benefits under these programs.

Investment plan gains and losses are fully recognized in expense over a 15-year period for the Companies. Other actuarial gains and losses are fully recognized in expense over a 10-year period.

The Utilities generally defer any difference between expenses recognized under SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” and the current rate allowances for their electric, gas and steam operations.

Con Edison uses a measurement date of December 31 for its other postretirement benefit plans.

Net Periodic Benefit Cost

The components of the Companies’ net periodic postretirement benefit costs for 2005, 2004 and 2003 were as follows:

	Con Edison			Con Edison of New York
(Millions of Dollars)	2005	2004	2003	2005	2004	2003
Service cost	$14	$11	$10	$10	$8	$8
Interest cost on accumulated other postretirement benefit obligation	84	74	82	74	66	73
Expected return on plan assets	(79)	(79)	(78)	(73)	(74)	(74)
Amortization of net actuarial loss	72	40	46	63	35	41
Amortization of prior service cost	(15)	(15)	(16)	(15)	(15)	(15)
Amortization of transition obligation	4	4	4	4	4	4
Net Periodic Postretirement Benefit Cost	$80	$35	$48	$63	$24	$37
Cost capitalized	(25)	(10)	(15)	(21)	(7)	(11)
Cost deferred	(24)	11	(3)	(18)	12	-
Cost charged to operating expenses	$31	$36	$30	$24	$29	$26

Notes to the Financial Statements – Continued

Funded Status

The funded status of the programs at December 31, 2005, 2004 and 2003 was as follows:

	Con Edison			Con Edison of New York
(Millions of Dollars)	2005	2004	2003	2005	2004	2003
Change in Benefit Obligation
Benefit obligation at beginning of year	$1,315	$1,238	$1,248	$1,157	$1,107	$1,116
Service cost	14	11	10	10	8	8
Interest cost on accumulated postretirement benefit obligation	84	74	82	74	66	73
Net actuarial loss	244	117	99	221	91	89
Benefits paid and administrative expenses	(108)	(102)	(91)	(97)	(92)	(83)
Participant contributions	19	19	18	18	19	18
Medicare prescription benefit	-	(42)	(128)	-	(42)	(114)
Benefit Obligation at End of Year	$1,568	$1,315	$1,238	$1,383	$1,157	$1,107
Change in Plan Assets
Fair value of plan assets at beginning of year	$882	$839	$717	$826	$790	$674
Actual return on plan assets	59	91	145	56	87	143
Employer contributions	71	31	46	58	22	38
Participant contributions	18	19	18	18	19	18
Benefits paid	(104)	(98)	(87)	(97)	(92)	(83)
Fair Value of Plan Assets at End of Year	$926	$882	$839	$861	$826	$790
Funded status	$(642)	$(433)	$(399)	$(522)	$(331)	$(317)
Unrecognized net loss	576	386	363	496	322	319
Unrecognized prior service costs	(104)	(119)	(133)	(103)	(118)	(132)
Unrecognized net transition liability at January 1, 1993	26	29	33	26	29	33
Accrued Postretirement Benefit Cost	$(144)	$(137)	$(136)	$(103)	$(98)	$(97)

*	Being amortized over a period of 20 years and reduced by an additional amount in 2002 due to plan amendments.

Assumptions

The actuarial assumptions were as follows:

	2005	2004	2003
Weighted-average assumptions used to determine benefit obligations at December 31:
Discount Rate	5.70%	5.90%	6.30%
Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31:
Discount Rate	5.90%	6.30%	6.75%
Expected Return on Plan Assets
Tax-Exempt	8.80%	8.80%	8.80%
Taxable
Con Edison of New York	7.80%	7.80%	7.80%
O&R	8.30%	8.30%	8.30%

Refer to Note E for descriptions of the basis for determining the expected return on assets, investment policies and strategies, and the assumed discount rate.

The health care cost trend rate used to determine net periodic benefit cost for the year ended December 31, 2005 was 10 percent, which is assumed to decrease gradually to 4.5 percent by 2011 and remain at that level thereafter. The health care cost trend rate used to determine benefit obligations for the year ended December 31, 2005 was 9 percent, which is assumed to decrease gradually to 4.5 percent by 2011 and remain at that level thereafter.

Notes to the Financial Statements – Continued

A one-percentage point change in the assumed health care cost trend rate would have the following effects at December 31, 2005:

	Con Edison		Con Edison of New York
	1-Percentage-Point
(Millions of Dollars)	Increase	Decrease	Increase	Decrease
Effect on accumulated other postretirement benefit obligation	$36	$29	$17	$13
Effect on service cost and interest cost components for 2005	3	2	1	1

Expected Benefit Payments

Based on current assumptions, the Companies expect to make the following benefit payments over the next ten years:

(Millions of Dollars)	2006	2007	2008	2009	2010	2011- 2015
Gross benefit payments
Con Edison	$99	$108	$113	$117	$122	$655
Con Edison of New York	88	97	100	104	108	579
Medicare prescription benefit receipts
Con Edison	$8	$9	$10	$11	$12	$72
Con Edison of New York	8	8	9	10	11	64

Expected Contributions

Based on current estimates, Con Edison and Con Edison of New York expect to make contributions of $64 million and $51 million, respectively, to the other postretirement benefit plans in 2006.

Plan Assets

The asset allocations for Con Edison of New York’s other postretirement benefit plans at the end of 2005, 2004 and 2003, and the target allocation for 2006 are as follows:

	Target Allocation	Plan Assets at December 31,
Asset Category	2006	2005	2004	2003
Equity Securities	65%	66%	66%	62%
Debt Securities	35%	34%	34%	38%
Total	100%	100%	100%	100%

Con Edison has established postretirement health and life insurance benefit plan trusts for the investment of assets to be used for the exclusive purpose of providing other postretirement benefits to participants and beneficiaries.

Refer to Note E for a discussion of Con Edison’s investment policy for its benefit plans.

Effect of Medicare Prescription Benefit

In December 2003, President Bush signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003. FASB Staff Position (FSP) No. FAS 106-2, issued by the FASB in May 2004, provides accounting and disclosure requirements relating to the Act. The Companies’ actuaries have determined that each prescription drug plan provides a benefit that is at least actuarially equivalent to the Medicare prescription drug plan and projections indicate that this will be the case for 20 years; therefore, the Companies are eligible to receive the benefit that the Act makes available. When the plans’ benefits are no longer actuarially equivalent to the Medicare plan, 25% of the retirees in each plan are assumed to begin to decline participation in the Companies’ prescription programs.

To reflect the effect of the Act on the plans, the accumulated postretirement benefit obligations were reduced for Con Edison and Con Edison of New York by $206 million and $178 million, respectively, as of December 31, 2005. The 2005 postretirement benefit costs were reduced by $28 million for Con Edison and $24 million for Con Edison of New York. The Companies will recognize the 28 percent benefit (reflected as an unrecognized net gain to each plan) as an offset to plan costs. The 28 percent benefit is expected to reduce prescription drug plan costs by about 25 percent starting in 2006.

Note G — Environmental Matters

Superfund Sites

Hazardous substances, such as asbestos, polychlorinated biphenyls (PCBs) and coal tar, have been used or generated in the course of operations of the Utilities and their predecessors and are present at sites and in facilities and equipment they currently or previously owned, including sites at which gas was manufactured or stored.

The Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 and similar state statutes (Superfund) impose joint and several liability, regardless of fault, upon generators of hazardous substances for investigation and

Notes to the Financial Statements – Continued

remediation costs (which includes costs of demolition, removal, disposal, storage, replacement, containment and monitoring) and environmental damages. Liability under these laws can be material and may be imposed for contamination from past acts, even though such past acts may have been lawful at the time they occurred. The sites at which the Utilities have been asserted to have liability under these laws, including their manufactured gas plant sites, are referred to herein as “Superfund Sites.”

For Superfund Sites where there are other potentially responsible parties and the Utilities are not managing the site investigation and remediation, the accrued liability represents an estimate of the amount the Utilities will need to pay to discharge their related obligations. For Superfund Sites (including the manufactured gas plant sites) for which one of the Utilities is managing the investigation and remediation, the accrued liability represents an estimate of the undiscounted cost to investigate the sites and, for sites that have been investigated in whole or in part, the cost to remediate the sites. Remediation costs are estimated in light of the information available, applicable remediation standards and experience with similar sites.

The accrued liabilities and regulatory assets related to Superfund Sites at December 31, 2005 and 2004 were as follows:

	Con Edison		Con Edison of New York
(Millions of Dollars)	2005	2004	2005	2004
Accrued Liabilities:
Manufactured gas plant sites	$173	$148	$121	$92
Other Superfund Sites	65	50	65	49
Total	$238	$198	$186	$141
Regulatory assets	$241	$165	$182	$106

Most of the accrued Superfund Site liability relates to sites that have been investigated, in whole or in part. As investigations progress on these and other sites, the Utilities expect that additional liability will be accrued, the amount of which is not presently determinable but may be material. Under their current rate agreements, the Utilities are permitted to recover or defer as regulatory assets (for subsequent recovery through rates) certain site investigation and remediation costs.

Environmental remediation costs incurred and insurance recoveries received related to Superfund Sites at December 31, 2005 and 2004, were as follows:

	Con Edison				Con Edison of New York
(Millions of Dollars)	2005		2004		2005		2004
Remediation costs incurred	$46		$47		$41		$44
Insurance recoveries received	2	*	36	**	2	*	36	**

*	Reduced amount deferred for recovery from customers.
**	$35 million reduced amount deferred for recovery from customers and $1 million reduced related expenses.

In 2002, Con Edison of New York estimated that for its manufactured gas plant sites, most of which had not been investigated, its aggregate undiscounted potential liability for the investigation and remediation of coal tar and/or other manufactured gas plant-related environmental contaminants could range from approximately $65 million to $1.1 billion. In 2004, O&R estimated that for its manufactured gas plant sites, each of which has been investigated, the aggregate undiscounted potential liability for the remediation of such contaminants could range from approximately $31 million to $87 million. These estimates were based on the assumption that there is contamination at each of the sites and additional assumptions regarding the extent of contamination and the type and extent of remediation that may be required. Actual experience may be materially different.

Asbestos Proceedings

Suits have been brought in New York State and federal courts against the Utilities and many other defendants, wherein a large number of plaintiffs sought large amounts of compensatory and punitive damages for deaths and injuries allegedly caused by exposure to asbestos at various premises of the Utilities. The suits that have been resolved, which are many, have been resolved without any payment by the Utilities, or for amounts that were not, in the aggregate, material to them. The amounts specified in all the remaining thousands of suits total billions of dollars; however, the Utilities believe that these amounts are greatly exaggerated, based on the disposition of previous claims. In 2004, Con Edison of New York estimated that its aggregate undiscounted potential liability for these suits and additional suits that may be brought over the next 15 years is $25 million. The estimate was based upon a combination of modeling, historical data analysis and risk factor assessment. Actual experience may be materially different.

In addition, certain current and former employees have claimed or are claiming workers’ compensation benefits based on alleged disability from exposure to asbestos. Under its current rate agreements, Con Edison of New York is permitted to defer as regulatory assets (for subsequent recovery through rates) liabilities incurred for its asbestos lawsuits and workers’ compensation claims.

Notes to the Financial Statements – Continued

The accrued liability for asbestos suits and workers’ compensation proceedings (including those related to asbestos exposure) and the amounts deferred as regulatory assets for the Companies at December 31, 2005 and 2004 were as follows:

	Con Edison		Con Edison of New York
(Millions of Dollars)	2005	2004	2005	2004
Accrued liability – asbestos suits	$25	$26	$25	$25
Regulatory assets – asbestos suits	$25	$26	$25	$25
Accrued liability – workers’ compensation	$118	$122	$113	$119
Regulatory assets – workers’ compensation	$42	$48	$42	$48

Note H – Northeast Utilities Litigation

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

In May 2004, the District Court ruled that the Northeast Utilities’ shareholders who may pursue the lost premium claim against Con Edison are the holders of Northeast Utilities’ common stock on March 5, 2001 and the District Court therefore dismissed Northeast Utilities’ lost premium claim. The District Court certified its ruling regarding the lost premium claim for interlocutory appeal to the United States Court of Appeals for the Second Circuit (the Court of Appeals), and in June 2004 Northeast Utilities filed its motion for leave to appeal the issue to the Court of Appeals. The District Court further certified for interlocutory appeal its March 2003 determination that Northeast Utilities’ shareholders are intended third-party beneficiaries under the merger agreement, and in June 2004 Con Edison filed its motion for leave to appeal the issue to the Court of Appeals. In October 2004, the Court of Appeals granted both Con Edison’s motion and Northeast Utilities’ motion. In October 2005, the Court of Appeals reversed the District Court’s March 2003 ruling that Northeast Utilities’ shareholders were intended third-party beneficiaries of the merger agreement, and held that Northeast Utilities’ shareholders therefore could not sue Con Edison for the claimed lost premium. Also, in October 2005, Northeast Utilities

Notes to the Financial Statements – Continued

and Rimkowski each filed petitions for rehearing of that Court of Appeals’ decision. In January 2006, the petitions for rehearing were denied.

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

Note I — Other Material Contingencies

Lower Manhattan Restoration

Con Edison of New York estimates that its costs for emergency response to the September 11, 2001 attack on the World Trade Center, and for resulting temporary and subsequent permanent restoration of electric, gas and steam transmission and distribution facilities damaged in the attack will total $430 million, net of insurance payments. Most of the costs, which are capital in nature, have already been incurred. At December 31, 2005, the company had received reimbursement for $169 million of these costs ($76 million under insurance policies and $93 million from the federal government). The company expects to receive additional funds from insurance policies and federal reimbursement. At December 31, 2005, the company had incurred capital costs of $193 million and, pursuant to a petition it filed with the PSC in 2001, deferred non-capital costs of $135 million, including interest, as a regulatory asset (these amounts are net of reimbursements received). The company expects the PSC to permit recovery from customers of the costs, net of any federal reimbursement, insurance payments and tax savings.

Suits brought on behalf of several thousand plaintiffs alleged to have been working at the World Trade Center site following the attack are pending in the United States District Court for the Southern District of New York against numerous parties, including the City of New York, Con Edison and Con Edison of New York. The suits generally seek unspecified amounts of damages allegedly resulting from exposure to hazardous substances in connection with emergency response and restoration activities at the site. The Companies believe that their activities were prudent and in compliance with applicable laws. Neither of the Companies, however, is able to predict whether or not any proceedings or other actions relating to the activities will have a material adverse effect on its financial condition, results of operations or liquidity.

Based upon New York City’s announced plans for improvement projects in lower Manhattan, the company anticipates that over the next five years it may incur up to $250 million of costs to move its facilities to avoid interfering with these projects. The company’s rate plans include provisions for the recovery of such costs. See Note B.

Generating Assets Sold To Mirant

In June 1999, O&R completed the sale of all of its generating assets and Con Edison of New York completed the sale of its two-thirds interest in the Bowline Point generating facility to affiliates of Mirant Corporation (formerly Southern Energy, Inc.). The total gross proceeds from the sale amounted to $476 million ($343 million attributable to O&R and $133 million attributable to Con Edison of New York). In 2003, Mirant and most of its subsidiaries filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Effective January 3, 2006, Mirant and most of its subsidiaries, but not including the Mirant affiliates to which the O&R and Con Edison of New York generating assets referenced above were sold, emerged from bankruptcy.

The Utilities are parties to an agreement with Mirant and its affiliates tolling the running of any statute of limitations with respect to any claim Mirant or its affiliates may have against the Utilities. Mirant has indicated that it is considering a lawsuit against the Utilities in which it may seek to claim that some portion of what was paid in 1999 to purchase the generating assets exceeded the fair value of the assets.

Mirant has also indicated that it may pursue claims against O&R for compensation for certain system reliability services it alleges it provided to O&R customers since November 1999, as well as claims related to certain of the former O&R facilities.

In addition, Mirant has indicated in certain filings in its bankruptcy proceeding that under certain circumstances it would retire its

Notes to the Financial Statements – Continued

Lovett generating units in 2007 and 2008. O&R is in the process of upgrading its transmission and distribution system to meet anticipated demand growth, and believes that by 2007 it would be able to meet existing transmission reliability criteria in the event that the Lovett units were shut down.

The Companies are unable to predict whether or not any Mirant related lawsuits or other actions will have a material adverse effect on their financial position, results of operations or liquidity.

Guarantees

Con Edison and its subsidiaries enter into various agreements providing financial or performance assurance primarily to third parties on behalf of their subsidiaries. In addition, a Con Edison Development subsidiary has issued a guarantee on behalf of an entity in which it has an equity interest. Maximum amounts guaranteed by Con Edison totaled $ 1.1 billion and $989 million at December 31, 2005 and 2004, respectively.

A summary, by type and term, of Con Edison’s total guarantees at December 31, 2005 is as follows:

Guarantee Type (Millions of Dollars)	0 – 3 years	4 –10 years	> 10 years	Total
Commodity transactions	$780	$3	$197	$980
Affordable housing program	-	33	-	33
Intra-company guarantees	40	43	1	84
Other guarantees	32	14	-	46
Total	$852	$93	$198	$1,143

Commodity Transactions – Con Edison guarantees payments on behalf of its subsidiaries in order to facilitate physical and financial transactions in gas, pipeline capacity, transportation, oil, electricity and related commodity services. In addition, a Con Edison Development subsidiary has guaranteed payment for fuel oil purchases by a 42 MW foreign generating project in which it has an equity interest. To the extent that liabilities exist under the contracts subject to these guarantees, such liabilities are included in the consolidated balance sheet.

Affordable Housing Program – Con Edison Development guarantees the repurchase and remarketing obligations of one of its subsidiaries with respect to the debt relating to moderate-income rental apartment properties eligible for tax credits under Section 42 of the Internal Revenue Code. In accordance with EITF Issue No. 94-01, “Accounting for Tax Benefits Resulting from Investments in Affordable Housing Projects,” neither the rental apartment properties nor the related indebtedness is included on Con Edison’s consolidated balance sheet.

Intra-company Guarantees

–	$43 million relates to a guarantee issued by Con Edison on behalf of Con Edison Communications to Con Edison of New York for payment relating to the use of space in the latter’s facilities and the construction of new telecommunications underground facilities. (This guarantee will continue subsequent to the sale of Con Edison Communications with respect to facilities in operation at the time of sale. See Note U.)
–	$41 million relates to commodity guarantees issued by Con Edison on behalf of Con Edison Energy and Con Edison Solutions to O&R and Con Edison of New York, respectively.

Other Guarantees – Con Edison, Con Edison Development and its subsidiaries also guarantee the following:

–	$25 million for a parental guarantee provided by Con Edison on Con Edison Solutions’ indemnity agreement for surety bonds;
–	$10 million for certain rent payment obligations of Con Edison’s subsidiaries under various lease agreements for office buildings;
–	$9 million for guarantees, standby financial letters of credit and comfort letters in connection with investments in energy infrastructure power and cogeneration projects; and
–	$2 million for franchise agreements with the City of New York and other localities.

Note J – Non-Utility Generators and Other Power Purchase Agreements

The Utilities have long-term power purchase agreements (PPAs) with non-utility generators (NUGs) and others for generating capacity. The Utilities recover their purchase power costs in accordance with provisions approved by the applicable state public utility commissions. See “Recoverable Energy Costs” in Note A.

Notes to the Financial Statements – Continued

At December 31, 2005, the significant terms of the PPAs were as follows:

Facility	Equity Owner	Plant Output (MW)	Contracted Output (MW)		Contract Start Date		Contract Term (Years)
Con Edison of New York
Indian Point	Entergy Nuclear Indian Point 2, LLC	1,000	1,000	*	April 2004		6
Independence	Sithe/Independence Partners, LP	1,000	740		November 1994		20
Linden Cogeneration	East Coast Power, LLC	715	645		May 1992		25
Astoria Energy	Astoria Energy LLC	500	500		April 2006	**	10
Selkirk	Selkirk Cogen Partners, LP	345	265		September 1994		20
Brooklyn Navy Yard	Brooklyn Navy Yard Cogeneration Partners, LP	325	286		November 1996		40
Indeck Corinth	Indeck Energy Services of Corinth, Inc.	140	128		July 1995		20
Wheelabrator	Wheelabrator Westchester, LP	51	51		April 1984		25
O&R
Lederle	Wyeth Laboratories	20	20		January 1991		15
Crossroads	Algonquin Power	4	4		January 1988		20

*	Contracted output will decrease to 650 MW in 2008 and 250 MW in 2009.
**	Date plant is scheduled to commence commercial operations.

Assuming performance by the parties to the PPAs, the Utilities are obligated over the terms of the PPAs to make capacity and other fixed payments.

For the years 2006 through 2010, the capacity and other fixed payments under the contracts are estimated to be as follows:

(Millions of Dollars)	2006	2007	2008	2009	2010
Con Edison	$484	$504	$507	$509	$504
Con Edison of New York	476	499	504	509	504
O&R	8	5	3	-	-

For energy delivered under most of the PPAs, the Utilities are obligated to pay variable prices. The Utilities’ payments under the PPAs for capacity, energy and other fixed payments in 2005, 2004 and 2003 were as follows:

	For the Years Ended December 31,
(Millions of Dollars)	2005	2004		2003
Con Edison of New York
Indian Point	$373	$333	*	$375	*
Independence	106	128		127
Linden Cogeneration	594	471		452
Astoria Energy	-	-		-
Selkirk	206	178		170
Brooklyn Navy Yard	139	131		129
Indeck Corinth	109	99		91
Wheelabrator	32	20		20
O&R
Lederle	$14	$12		$12
Crossroads	2	3		2

*	Amounts include payments under the PPA in effect prior to April 2004.

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

Capital leases: For ratemaking purposes capital leases are treated as operating leases; therefore, in accordance with SFAS No. 71, the amortization of the leased asset is based on the rental payments recovered from customers. The following assets under capital leases are included in the Companies’ consolidated balance sheets at December 31, 2005 and 2004:

	Con Edison		Con Edison of New York
(Millions of Dollars)	2005	2004	2005	2004
Utility Plant
Transmission	$14	$16	$8	$10
Common	25	26	25	26
Total	$39	$42	$33	$36

The accumulated amortization of the capital leases for Con Edison and Con Edison of New York was $38 million and $37 million, respectively, at December 31, 2005, and $35 million and $34 million, respectively, at December 31, 2004.

Notes to the Financial Statements – Continued

The future minimum lease commitments for the above assets are as follows:

(Millions of Dollars)	Con Edison	Con Edison of New York
2006	$7	$7
2007	7	7
2008	8	8
2009	8	8
2010	7	7
All years thereafter	12	12
Total	49	49
Less: amount representing interest	16	16
Present value of net minimum lease payment	$33	$33

In 2004, Con Edison Development paid $6 million to terminate its future minimum lease commitments with respect to its 330 MW electric generating facility, Ocean Peaking Power, located in Lakewood (NJ).

Con Edison of New York subleases one of its capital leases. The minimum rental to be received in the future under the non-cancelable sublease is $26 million.

Operating leases: The future minimum lease commitments under the Companies’ non-cancelable operating lease agreements are as follows:

(Millions of Dollars)	Con Edison	Con Edison of New York
2006	$45	$36
2007	45	37
2008	44	37
2009	44	38
2010	43	39
All years thereafter	194	172
Total	$415	$359

Con Edison of New York has entered into a 10-year Revocable Consent Agreement (the “Agreement”) with New York City for the use of streets and public places for continued maintenance, operation, installation and removal of transformer vaults, transformers and appurtenant equipment in vaults and on poles and other overhead structures, effective November 1, 2004. The Agreement is renewable on one year’s notice. Payments by the company will increase by 2.8 percent annually, unless adjusted downward to reflect a decrease in the number of transformer vaults and overhead transformers installed.

Lease In/Lease Out Transactions

As part of a broad initiative, the Internal Revenue Service (IRS) is reviewing certain categories of transactions. Among these are transactions in which a taxpayer leases property and then immediately subleases it back to the lessor (termed “Lease In/Lease Out,” or LILO transactions). In 1997 and 1999, Con Edison Development entered into LILO transactions, involving gas distribution and electric generating facilities in the Netherlands, with a total investment of $259 million. The transactions were financed with $93 million of equity and $166 million of non-recourse, long-term debt secured by the underlying assets. In accordance with SFAS No. 13, Con Edison is accounting for the two LILO transactions as leveraged leases. Accordingly, the company’s investment in these leases, net of non-recourse debt, is carried as a single amount in Con Edison’s consolidated balance sheet and income is recognized pursuant to a method that incorporates a level rate of return for those years when net investment in the lease is positive, based upon the after-tax cash flows projected at the inception of the leveraged leases. At December 31, 2005 and 2004, the company’s investment in these leveraged leases ($225 million and $215 million, respectively) net of deferred tax liabilities ($187 million and $165 million, respectively), amounted to $38 million and $50 million, respectively. The estimated tax savings from the two LILO transactions through December 31, 2005, in the aggregate, was $137 million. On audit of Con Edison’s tax return for 1997, the IRS disallowed the tax losses in connection with the 1997 LILO transaction.

Con Edison believes that its LILO’s have been correctly reported. In December 2005, Con Edison paid a $0.3 million income tax deficiency asserted by the IRS for the tax year 1997 with respect to the 1997 LILO transaction. Con Edison intends to commence litigation in 2006 in federal court to obtain a refund of this tax payment.

In July 2005, the FASB issued a proposed FSP No. FAS 13-a, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction.” The proposed FSP would require the expected timing of income tax cash flows generated by Con Edison’s LILO transactions to be reviewed at least annually. If the expected timing of the cash flows is revised, the rate of return and the allocation of income would be recalculated from the inception of the LILO transactions, the company could be required to recalculate the accounting effect of the LILO transactions, which could result in a charge to earnings that could have a material adverse effect on its results of operations.

Note L – Goodwill and Intangible Assets

In 2005 and 2004, Con Edison completed impairment tests for its goodwill of $406 million related to the O&R merger, and determined that it was not impaired. For the impairment test, $245 million and $161 million of the goodwill were allocated to Con Edison of New York and O&R, respectively.

Notes to the Financial Statements – Continued

Con Edison’s intangible assets consist of the following:

	December 31, 2005			December 31, 2004
(Millions of Dollars)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Power purchase agreement of an unregulated subsidiary	$112	$23	$89	$112	$13	$99
Other	2	1	1	2	1	1
Total	$114	$24	$90	$114	$14	$100

In 2003, upon implementation of new FASB guidance on derivatives (Derivatives Implementation Group Issue C20), the power purchase agreement was measured at its fair value of $112 million and is currently being amortized over its remaining useful life. Con Edison also recognized at fair value certain power sales contracts at Con Edison Development. The cumulative effect of this change in accounting principle was an increase to net income of $8 million. The amortization expense was $10 million and $11 million for the years ended December 31, 2005 and 2004, respectively, and is expected to be $10 million annually for the years 2006 through 2010.

Note M – Income Tax

The components of income tax are as follows:

	Con Edison			Con Edison of New York
(Millions of Dollars)	2005	2004	2003	2005	2004	2003
Charge/(benefit) to operations:
State
Current	$64	$32	$18	$65	$39	$33
Deferred – net	10	30	72	1	30	56
Federal
Current	387	(102)	(80)	385	(76)	(36)
Deferred – net	(90)	338	395	(115)	293	325
Amortization of investment tax credit	(7)	(6)	(6)	(7)	(6)	(6)
Total Charge to Operations	364	292	399	329	280	372
Charge/(benefit) to other income:
State
Current	(7)	(8)	(2)	-	(2)	(1)
Deferred – net	(1)	4	5	2	5	4
Federal
Current	(22)	(12)	(10)	(8)	-	(6)
Deferred – net	7	(4)	(2)	7	(5)	(2)
Total Charge/(Benefit) to Other Income	(23)	(20)	(9)	1	(2)	(5)
Total	$341	$272	$390	$330	$278	$367

Notes to the Financial Statements – Continued

The tax effect of temporary differences, which gave rise to deferred tax assets and liabilities, is as follows:

	Con Edison		Con Edison of New York
(Millions of Dollars)	2005	2004	2005	2004
Depreciation	$1,965	$1,938	$1,789	$1,777
Regulatory asset – future income tax	952	762	902	715
State income tax	305	299	253	251
Capitalized overheads	418	443	390	413
Other	(87)	106	(163)	24
Net Liabilities	3,553	3,548	3,171	3,180
Investment Tax Credits	91	99	87	94
Deferred Income Taxes and Investment Tax Credits	$3,644	$3,647	$3,258	$3,274
Deferred Income Taxes – Recoverable Energy Costs	90	79	78	72
Total Deferred Income Taxes and Investment Tax Credits	$3,734	$3,726	$3,336	$3,346

Reconciliation of the difference between income tax expense and the amount computed by applying the prevailing statutory income tax rate to income before income taxes is as follows:

	Con Edison			Con Edison of New York
(% of Pre-tax income)	2005	2004	2003	2005	2004	2003
Statutory Tax Rate
Federal	35%	35%	35%	35%	35%	35%
Changes in computed taxes resulting from:
State income tax	4	5	6	4	6	6
Depreciation related differences	2	3	3	2	3	3
Cost of removal	(6)	(6)	(5)	(6)	(6)	(5)
Amortization of taxes associated with divested assets	(1)	-	-	(1)	-	-
Other	(3)	(4)	(1)	(2)	(4)	(1)
Effective Tax Rate	31%	33%	38%	32%	34%	38%

Timing of Deduction of Construction-Related Costs

In August 2005, the IRS issued Revenue Ruling 2005-53 with respect to when federal income tax deductions can be taken for certain construction-related costs. The Companies’ used the “simplified service cost method” (SSCM) to determine the extent to which these costs could be deducted in 2002, 2003 and 2004, and as a result reduced their current tax expense, by $289 million, of which $264 million is attributable to Con Edison of New York. Under Revenue Ruling 2005-53, the Companies may be required to repay, with interest, a portion of their past SSCM tax benefits and to capitalize and depreciate over a period of years costs they previously deducted under SSCM. The interest could range from zero to approximately $42 million. Repayment of the SSCM tax benefits would not otherwise affect the Utilities’ results of operations because deferred taxes have been previously provided for the related temporary differences between the SSCM deductions taken for federal income tax purposes and the corresponding amounts charged to expense for financial reporting purposes.

Note N – Stock-Based Compensation

The Companies provide stock-based compensation in the form of stock options, restricted stock units and contributions to a stock purchase plan.

Stock Options

The Stock Option Plan (the 1996 Plan) provided for awards of stock options to officers and employees for up to 10 million shares of the common stock.

The Long Term Incentive Plan (LTIP) among other things, provides for awards of restricted stock units to officers, stock options to employees and deferred stock units to Con Edison’s non-officer directors for up to 10 million shares of common stock (of which not more than four million shares may be restricted stock or stock units).

Stock options generally vest over a three-year period and have a term of ten years. Options are granted at an exercise price equal to the fair market value of a common share when the option was

Notes to the Financial Statements – Continued

granted. Upon exercise of a stock option, the option holder may receive Con Edison common shares, cash, or a combination of both.

See “Stock-Based Compensation” in Note A for an illustration of the effect on net income and earnings per share if the Companies had applied the fair value recognition provisions of SFAS No. 123 to their stock-based employee compensation. The weighted average fair values of options granted in 2005, 2004 and 2003 are $4.51, $5.12 and $4.30 per share, respectively. These values were estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2005	2004	2003
Risk-free interest rate	3.95%	3.47%	3.35%
Expected life	4.6 years	6 years	6 years
Expected stock volatility	19.00%	20.63%	21.44%
Expected dividend yield	5.37%	5.16%	5.66%

A summary of changes in the status of stock options awarded as of December 31, 2005, 2004 and 2003 is as follows:

	Con Edison		Con Edison of New York
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at 12/31/02	6,797,651	$39.506	6,166,151	$39.532
Granted	1,621,700	39.639	1,346,700	39.704
Exercised	(692,175)	32.728	(660,425)	32.705
Forfeited	(110,000)	45.365	(99,000)	45.764
Outstanding at 12/31/03	7,617,176	40.065	6,753,426	40.142
Granted	1,333,400	43.771	1,073,700	43.765
Exercised	(943,142)	34.005	(880,175)	33.971
Forfeited	(198,250)	45.092	(187,700)	45.154
Outstanding at 12/31/04	7,809,184	41.302	6,759,251	41.381
Granted	1,300,950	42.723	1,037,750	42.713
Exercised	(1,149,533)	38.529	(1,023,650)	38.457
Forfeited	(93,450)	43.943	(75,950)	44.668
Outstanding at 12/31/05	7,867,151	$41.913	6,697,401	$42.000

The following table summarizes stock options outstanding at December 31, 2005 for each plan year for the Companies:

		Con Edison			Con Edison of New York
Plan Year	Remaining Contractual Life	Options Outstanding	Weighted Average Exercise Price	Options Exercisable	Options Outstanding	Weighted Average Exercise Price	Options Exercisable
2005	9	1,294,150	$42.726	-	1,034,250	$42.715	-
2004	8	1,299,050	43.768	-	1,050,700	43.765	-
2003	7	1,593,700	39.648	-	1,326,200	39.709	-
2002	6	1,276,550	42.510	1,276,550	1,099,050	42.510	1,099,050
2001	5	772,550	37.750	772,550	654,550	37.750	654,550
2000	4	249,050	32.500	249,050	199,350	32.500	199,350
1999	3	905,650	47.938	905,650	861,850	47.938	861,850
1998	2	409,050	42.563	409,050	404,050	42.563	404,050
1997/96	1	67,401	30.397	67,401	67,401	30.397	67,401
Total		7,867,151		3,680,251	6,697,401		3,286,251

Notes to the Financial Statements – Continued

The exercise prices of options awarded in 2005 and 2004 range from $42.18 to $43.72 and from $43.06 to $44.10, respectively. Options outstanding awarded in prior years have exercise prices equal to the weighted average exercise prices stated above.

Restricted Stock Units

Restricted stock unit awards under the LTIP have been made as follows: (i) annual awards to officers under restricted stock unit agreements that provide for adjustment of the number of units (as described in the following paragraph); (ii) the directors’ deferred compensation plan; and (iii) restricted stock unit agreements with three officers. Each restricted stock unit represents the right to receive, upon vesting, one share of Con Edison common stock, the cash value of a share or a combination thereof.

The number of units in each annual restricted stock unit award under the LTIP is subject to adjustment as follows: (i) 50 percent of the units awarded will be multiplied by a factor that may range from 0 to 150 percent based on Con Edison’s total shareholder return relative to the Standard & Poor’s Electric Utilities Index during a specified performance period (the TSR portion); and (ii) 50 percent of the units awarded will be multiplied by a factor that may range from 0 to 150 percent based on determinations made in connection with Con Edison of New York's Executive Incentive Plan (or, for four officers, the O&R Annual Team Incentive Plan or goals relating to Con Edison’s competitive businesses). Units vest when the performance period ends. In 2005, Con Edison recognized compensation expense of $4 million for the portion of the awards for which the performance period ended December 31, 2005.

Con Edison has a deferred stock compensation plan for non-officer directors. Beginning in 2004, awards under the deferred compensation stock plan are covered by the LTIP. Pursuant to APB No. 25, Con Edison is recognizing compensation expense and accruing a liability for these units. Each director receives 1,500 stock units for each year of service as a director. These stock units are deferred until the director’s termination of service. Directors may elect to receive dividend equivalents earned on stock units in cash payments.

The compensation expense recognized by the Companies in relation to the non-officer director deferred stock compensation plan in 2005, 2004 and 2003 was $1 million each year.

Pursuant to employment agreements, certain senior officers of Con Edison and its subsidiaries were granted restricted stock units, subject to the officers’ meeting the terms and conditions of the agreements. The units, each of which represents the right to receive one share of Con Edison common stock, vest over various periods through March 2009 or immediately upon the occurrence of certain events. The restricted stock units granted in 2004 and 2005 were under the LTIP. Pursuant to APB No. 25, Con Edison is recognizing compensation expense and accruing a liability for the units over the vesting period. The following table summarizes restricted stock activity for the three years ended December 31, 2005:

Shares
Shares outstanding at 12/31/02	500,000
Granted	-
Redeemed	(25,000)
Shares outstanding at 12/31/03	475,000
Granted	30,000
Redeemed	(195,000)
Shares outstanding at 12/31/04	310,000
Granted	22,500
Redeemed	(120,000)
Shares outstanding at 12/31/05	212,500

The following table summarizes the expense recognized in relation to the restricted stock units:

(Millions of Dollars)	Con Edison			Con Edison of New York
	2005	2004	2003	2005	2004	2003
Compensation expense – restricted stock	$5	$6	$5	$4	$4	$4

Stock Purchase Plan

The Stock Purchase Plan provides for the Companies to contribute $1 for each $9 invested by their directors, officers or employees to purchase Con Edison common stock under the plan. Eligible participants may invest up to $25,000 during any calendar year (subject to an additional limitation for officers and employees of not more than 20% of their pay). Dividends paid on shares held under the plan are reinvested in additional shares unless otherwise directed by the participant.

During 2005, 2004 and 2003, 590,413, 605,118 and 584,928 shares were purchased under the Stock Purchase Plan at a weighted average price of $45.05, $41.67 and $40.56 per share, respectively.

Adoption of SFAS 123(R)

In January 2006, Con Edison adopted SFAS No. 123(R), “Share-Based Payment.” This Statement requires that the Companies recognize the cost of a transaction where it exchanges its equity instruments for goods and services as an expense on its income statement using a fair-value measurement method. SFAS No. 123(R) provides for two alternative methods of adoption, the modified prospective application and the modified retrospective

Notes to the Financial Statements – Continued

application. The modified prospective application applies to new awards and to awards modified, repurchased, or cancelled after the Statement’s effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding after the Statement’s effective date will be recognized as the service is rendered on or after the effective date. Alternatively, the modified retrospective application may be applied either to all prior years for which SFAS No. 123 was effective or only to prior interim periods in the year of initial adoption. The company has elected the modified prospective application method for adopting SFAS No. 123(R). The fair value of stock options, which contain an employee service condition, will be determined on the grant date using the Black-Scholes valuation model. The fair value of the TSR portion of performance-based restricted stock units, will be valued on the grant date using a model that accommodates the plan’s market-based conditions, with changes in fair value recorded in net income each reporting period. The fair value of all other restricted stock units will be based upon the closing market price on the grant date with changes in fair value recorded in earnings each reporting period. Con Edison will also adopt a non-substantive vesting period approach to record compensation expense related to retirement eligible employees. See Note A. The company elected to apply the provisions of FSP 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards,” to determine the pool of tax benefits as of the adoption date of SFAS No. 123(R). Beginning with adoption of SFAS No. 123(R), the Companies are computing diluted EPS using the treasury stock method, which considers unrecognized compensation cost as well as the potential tax benefits or shortfalls that reflect the current market price and total compensation cost to be recognized.

In October 2005, the FASB issued FSP 123(R)-2, “Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R).” This FSP allows companies to use the date the awards are approved as grant date in calculating the fair value as long as the awards are non-negotiable and the key terms and conditions are communicated to employees within a relatively short period of time. The Companies will use the date the awards are approved as the grant date because both conditions are satisfied.

The company does not expect the adoption of SFAS No. 123(R) to have a material impact on its financial position, results of operations or liquidity.

Note O – Financial Information By Business Segment

The business segments of each of the Companies were determined based on management’s reporting and decision-making requirements in accordance with SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information.”

Con Edison’s principal business segments are Con Edison of New York’s regulated electric, gas and steam utility activities, O&R’s regulated electric and gas utility activities and Con Edison’s competitive businesses. Con Edison of New York’s principal business segments are its regulated electric, gas and steam utility activities. O&R’s principal business segments are its regulated electric and gas utility activities.

All revenues of these business segments, excluding revenues earned by Con Edison Development on certain energy infrastructure projects, which are deemed to be immaterial, are from customers located in the United States of America. Also, all assets of the business segments, excluding certain investments in energy infrastructure projects by Con Edison Development ($234 million at December 31, 2005), are located in the United States of America. The accounting policies of the segments are the same as those described in Note A.

Common services shared by the business segments are assigned directly or allocated based on various cost factors, depending on the nature of the service provided.

Notes to the Financial Statements – Continued

The financial data for the business segments are as follows:

As of and for the Year Ended December 31, 2005 (Millions of Dollars)	Operating revenues	Intersegment revenues	Depreciation and amortization	Income tax expense	Operating income	Interest charges	Total assets*	Construction expenditures*
Con Edison of New York
Electric	$6,993	$10	$394	$224	$784	$270	$15,609	$1,186
Gas	1,630	3	76	75	170	59	3,551	201
Steam	649	55	39	30	87	35	1,986	154
Total Con Edison of New York	$9,272	$68	$509	$329	$1,041	$364	$21,146	$1,541
O&R
Electric	$596	$-	$25	$25	$56	$15	$1,082	$61
Gas	228	-	9	6	16	7	459	26
Other**	-	-	-	-	-	2	47	-
Total O&R	$824	$-	$34	$31	$72	$24	$1,588	$87
Competitive businesses	$1,604	$-	$41	$1	$48	$42	$1,647	$19
Other***	(10)	(68)	-	3	(3)	34	469	-
Total Con Edison	$11,690	$-	$584	$364	$1,158	$464	$24,850	$1,647

As of and for the Year Ended December 31, 2004 (Millions of Dollars)	Operating revenues	Intersegment revenues	Depreciation and amortization	Income tax expense	Operating income	Interest charges	Total assets*	Construction expenditures*
Con Edison of New York
Electric	$6,153	$11	$383	$222	$652	$264	$14,375	$595
Gas	1,303	3	75	68	151	55	3,116	138
Steam	550	2	19	(10)	22	30	1,753	502
Total Con Edison of New York	$8,006	$16	$477	$280	$825	$349	$19,244	$1,235
O&R
Electric	$499	$-	$25	$13	$49	$13	$935	$51
Gas	204	-	8	4	16	6	406	28
Other**	-	-	-	-	-	1	49	-
Total O&R	$703	$-	$33	$17	$65	$20	$1,390	$79
Competitive businesses	$1,049	$-	$41	$(1)	$37	$43	$1,560	$38
Other***	-	(16)	-	(4)	4	32	366	-
Total Con Edison	$9,758	$-	$551	$292	$931	$444	$22,560	$1,352

As of and for the Year Ended December 31, 2003 (Millions of Dollars)	Operating revenues	Intersegment revenues	Depreciation and amortization	Income tax expense	Operating income	Interest charges	Total assets*	Construction expenditures*
Con Edison of New York
Electric	$6,334	$11	$367	$301	$758	$292	$13,675	$829
Gas	1,295	3	72	66	149	60	2,918	181
Steam	537	2	19	5	35	24	1,171	158
Total Con Edison of New York	$8,166	$16	$458	$372	$942	$376	$17,764	$1,168
O&R
Electric	$530	$-	$26	$26	$52	$14	$906	$53
Gas	197	-	8	8	16	7	361	18
Other**	-	-	-	-	-	-	2	-
Total O&R	$727	$-	$34	$34	$68	$21	$1,269	$71
Competitive businesses	$915	$-	$24	$5	$22	$14	$1,554	$105
Other***	-	(16)	-	(12)	12	23	379	-
Total Con Edison	$9,808	$-	$516	$399	$1,044	$434	$20,966	$1,344

*	Competitive businesses include amounts related to discontinued operations of Con Edison Communications.
**	Includes amounts related to the RECO securitization.
***	Parent company expenses, primarily interest, and consolidation adjustments. Other does not represent a business segment.

Notes to the Financial Statements – Continued

Note P – Derivative Instruments and Hedging Activities

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

Energy Price Hedging

Con Edison’s subsidiaries hedge market price fluctuations associated with physical purchases and sales of electricity, natural gas, and steam by using derivative instruments including futures, forwards, basis swaps, transmission congestion contracts and financial transmission rights contracts. The fair values of these hedges at December 31, 2005 and 2004 were as follows:

	Con Edison		Con Edison of New York
(Millions of Dollars)	2005	2004	2005	2004
Fair value of net assets	$280	$49	$223	$9

Credit Exposure

The Companies are exposed to credit risk related to over-the-counter transactions entered into primarily for the various energy supply and hedging activities by the Utilities and the competitive energy businesses. The Companies use credit policies to manage this risk, including an established credit approval process, monitoring of counterparty limits, netting provisions within agreements and collateral or prepayment arrangements.

Con Edison and Con Edison of New York had $430 million and $204 million credit exposure in connection with energy supply and hedging activities, net of collateral and reserves, at December 31, 2005, respectively. Of these amounts, $308 million and $107 million was with investment-grade counterparties and $108 million and $97 million was primarily with the New York Mercantile Exchange, respectively.

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

The following table presents selected information related to these cash flow hedges included in accumulated OCI at December 31, 2005:

	Maximum Term		Accumulated Other Comprehensive Income/(Loss) Net of Tax		Portion Expected to be Reclassified to Earnings during the Next 12 Months
(Term in Months/ Millions of Dollars)	Con Edison	Con Edison of New York	Con Edison	Con Edison of New York	Con Edison	Con Edison of New York
Energy Price Hedges	41	15	$(12)	$1	$(13)	$-

The actual amounts that will be reclassified to earnings may vary from the expected amounts presented above as a result of changes in market prices. The effect of reclassification from accumulated OCI to earnings will generally be offset by the recognition of the hedged transaction in earnings.

The unrealized net gains and losses relating to the hedge ineffectiveness of these cash flow hedges that were recognized in net earnings for the years ended December 31, 2005, 2004 and 2003 were immaterial to the results of operations of the Companies for those periods.

Other Derivatives

The Companies enter into certain derivative instruments that do not qualify or are not designated as hedges under SFAS No. 133. However, management believes these instruments represent economic hedges that mitigate exposure to fluctuations in commodity prices. The Utilities are permitted by their respective regulators to reflect in rates all reasonably incurred gains and losses on these instruments. See “Recoverable Energy Costs” in Note A. Con Edison’s competitive energy businesses record unrealized gains and losses on these derivative contracts in earnings in the reporting period in which they occur. For the year ended December 31, 2005, unrealized pre-tax losses amounting to $4 million were recorded in earnings as compared with $5 million of unrealized pre-tax gains for 2004 and $1 million of unrealized pre-tax losses for 2003.

Interest Rate Hedging

Con Edison’s subsidiaries use interest rate swaps to manage interest rate exposure associated with debt. The fair values of these interest rate swaps at December 31, 2005 and 2004 were as follows:

	Con Edison		Con Edison of New York
(Millions of Dollars)	2005	2004	2005	2004
Fair value of interest rate swaps	$(18)	$(19)	$(3)	$1

Notes to the Financial Statements – Continued

Fair Value Hedges

Con Edison of New York’s swap (related to its $225 million of Series 2001A tax-exempt debt) is designated as a fair value hedge, which qualifies for “short-cut” hedge accounting under SFAS No. 133. Under this method, changes in fair value of the swap are recorded directly against the carrying value of the hedged bonds and have no impact on earnings.

Cash Flow Hedges

Con Edison Development’s and O&R’s swaps are designated as cash flow hedges under SFAS No. 133. Any gain or loss on the hedges is recorded in OCI and reclassified to interest expense and included in earnings during the periods in which the hedged interest payments occur. The contractual components of the interest rate swaps accounted for as cash flow hedges are as follows:

Debt	Maturity Date	Notional Amount (Millions of Dollars)	Fixed Rate Paid	Variable Rate Received
O&R
Pollution Control Refunding Revenue Bond, 1994 Series A	2014	$55	6.09%	Current bond rate
Con Edison Development
Amortizing variable rate loans – Lakewood	2008	$44	6.68%	LIBOR

In late 2004 and early 2005, Con Edison of New York entered into forward starting swap agreements to hedge the interest payments associated with the anticipated issuance of $300 million of its debentures later in 2005. The swaps were designated as cash flow hedges. At the inception of each hedge, the company locked in a swap rate that had a high correlation with the company’s total borrowing costs. The swap agreements were settled in 2005 at the issuance of the debentures. A net loss of $4 million with respect to the swap agreements was recorded in OCI in 2005, which will be reclassified to interest expense over the term of the related debentures.

The following table presents selected information related to these cash flow hedges included in the accumulated OCI at December 31, 2005:

	Accumulated Other Comprehensive Income/(Loss) Net of Tax		Portion Expected to be Reclassified to Earnings during the Next 12 Months
(Millions of Dollars)	Con Edison	Con Edison of New York	Con Edison	Con Edison of New York
Interest Rate Swaps	$(11)	$(2)	$(1)	$-

The actual amounts that will be reclassified to earnings may vary from the expected amounts presented above as a result of changes in interest rates. For the Utilities, these costs are recovered in rates and the reclassification will have no impact on results of operations.

Note Q – Variable Interest Entities

FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” (FIN 46R) addresses the consolidation of a variable interest entity (VIE) by a business enterprise that is the primary beneficiary. A VIE is an entity that does not have sufficient equity investment at risk to permit it to finance its activities without additional subordinated financial support, or whose equity investors lack the characteristics of a controlling financial interest. The primary beneficiary is the business enterprise that absorbs a majority of the VIEs expected losses, receives a majority of its expected residual returns, or both.

Con Edison enters into arrangements including leases, partnerships and PPAs, with various entities. As a result of these arrangements, Con Edison retains or may retain a variable interest in these entities.

VIE assets and obligations included in Con Edison’s consolidated balance sheet are as follows:

(Millions of Dollars)	2005	2004
Non-utility plant and other assets	$338	$347
Debt and other liabilities	$360	$363

VIE assets include $338 million and $346 million in 2005 and 2004, respectively, related to a lease arrangement entered into by a Con Edison Development subsidiary in 2000, to finance the construction of a 525 MW gas-fired electric generating facility in Newington, New Hampshire (the “facility”). The debt and other liabilities related to the facility were $359 million and $362 million for 2005 and 2004, respectively. At the expiration of the initial lease term in June 2010, the subsidiary has the option to extend the lease or purchase the facility for the then outstanding amounts expended by the lessor for the facility. In the event the subsidiary chooses not to extend the lease or acquire the facility, Con Edison has guaranteed a residual value for an amount not to exceed $240 million. The subsidiary also has contingent payment obligations to the lessor if an event of default should occur during the lease period. If the subsidiary were to default, its obligation would equal up to 100% of the lessor’s investment in the facility plus all other amounts then due under the lease, which could exceed the aforementioned residual value guarantee. The subsidiary’s payment and performance obligations are fully and unconditionally guaranteed by Con Edison. Upon adoption of FIN 46R in 2003, Con Edison recorded a $5 million after-tax charge

Notes to the Financial Statements – Continued

to reflect the cumulative effect of a change in accounting principle.

Con Edison has a variable interest in a non-consolidated VIE related to Con Edison Development’s sole limited interest in an affordable housing partnership that began in 2000. Con Edison Development’s maximum exposure to loss as a result of its involvement with the VIE is $6 million at December 31, 2005 and 2004. In addition, Con Edison has guaranteed the debt undertaken by the partnership. See Note I.

Con Edison of New York did not apply FIN 46R to the following five potential VIEs with which it has long-term PPAs: Sithe/Independence Partners, LP, East Coast Power, LLC, Selkirk Cogen Partners, LP, Brooklyn Navy Yard Cogeneration Partners, LP, and Indeck Energy Services of Corinth, Inc. In each quarter of 2005, requests were made of the counterparties for information necessary to determine whether the entity was a VIE and whether Con Edison of New York is the primary beneficiary; however, the information was not made available. See Note J for information on these PPAs.

Note R – Asset Retirement Obligations

Con Edison and Con Edison of New York account for retirement obligations on their assets in accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations” (SFAS No. 143). This accounting standard requires recognition of a liability for legal obligations associated with the retirement of long-lived assets. When the liability is initially recorded, asset retirement costs are capitalized by increasing the carrying amount of the related asset. The liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset.

The Utilities include in depreciation the estimated removal costs, less salvage, for utility plant assets. In accordance with SFAS No. 143, future removal costs that do not represent legal asset retirement obligations are recorded as regulatory liabilities pursuant to SFAS No. 71. The related regulatory liabilities recorded for Con Edison and Con Edison of New York were $558 million and $501 million in 2005 and $723 million and $666 million in 2004, respectively.

In March 2005, the FASB issued FIN 47, “Accounting for Conditional Asset Retirement Obligations – An Interpretation of SFAS No. 143,” which is effective for fiscal years ending after December 15, 2005. The Interpretation clarifies that a legal obligation to perform an asset retirement activity that is conditional on a future event is within the scope of SFAS No. 143. Accordingly, an entity is required to recognize a liability for the fair value of an asset retirement obligation that is conditional on a future event if the liability’s fair value can be reasonably estimated. The Interpretation provides guidance for evaluating whether sufficient information is available to make a reasonable estimate of the fair value.

The Companies identified future asset retirement obligations associated with the removal of asbestos and asbestos-containing material in their buildings and equipment within the generating stations and substations, and within the steam and gas distribution systems. The Companies also identified asset retirement obligations relating to gas pipelines abandoned in place. The estimates of future liabilities were developed using historical information, and where available, quoted prices from outside contractors.

The obligation for the cost of asbestos removal from the Companies’ generating stations and substation structures was not accrued since the retirement dates cannot be reasonably estimated.

In December 2005, Con Edison and Con Edison of New York recorded liabilities of $94 million and $93 million, respectively, for the fair value of their legal asset retirement obligations. In addition, Con Edison and Con Edison of New York increased utility plant, net of accumulated depreciation, by $18 million and $17 million, respectively, for asset retirement costs. Pursuant to SFAS No. 71, Con Edison of New York also recorded a reduction of $76 million to the regulatory liability associated with cost of removal to reflect accumulated depreciation and interest accretion costs for the period between the date the obligations were incurred and the date FIN 47 was implemented by the Companies.

If the standard had been in effect as of December 31, 2004, Con Edison and Con Edison of New York would have recorded asset retirement obligations of $94 million and $93 million, respectively.

Note S – Related Party Transactions

The Utilities and Con Edison’s competitive businesses provide administrative and other services to each other pursuant to cost allocation procedures approved by the PSC. The costs of administrative and other services provided by Con Edison of New York and received by it from Con Edison and its competitive businesses for the years ended December 31, 2005, 2004 and 2003 were as follows:

	Con Edison of New York
(Millions of Dollars)	2005	2004	2003
Cost of services provided	$64	$58	$37
Cost of services received	$48	$44	$25

In addition, Con Edison of New York sold to O&R $185 million, $142 million and $128 million of natural gas for the years ended

Notes to the Financial Statements – Continued

December 31, 2005, 2004 and 2003, respectively. These amounts are net of the effect of related hedging transactions.

Con Edison of New York also sold to O&R $16 million of electricity for the year ended December 31, 2003. This amount includes the net effect of all electric hedging transactions executed by Con Edison of New York on behalf of O&R. In 2005 and 2004, such sales resulted in a net credit of $3 million and $2 million to O&R, reflecting hedging gains.

As a result of an auction held in October 2005, Con Edison of New York entered into financial contracts with Con Edison Energy to hedge purchases of electricity in 2006. In accordance with SFAS No. 133, these intercompany contracts are recognized on Con Edison of New York’s balance sheet at fair value. At December 31, 2005, Con Edison of New York recorded an unrealized loss of $9 million as a regulatory asset for such contracts. See Note P.

In December 2005, the FERC authorized Con Edison of New York to lend funds to O&R, for periods of not more than 12 months, in amounts not to exceed $200 million outstanding at any time, at prevailing market rates. O&R has not borrowed any funds from Con Edison of New York.

Note T – New Financial Accounting Standards

In September 2005, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty” (EITF 04-13). The FASB Task Force concluded that inventory purchases and sales transactions with the same counterparty should be combined for accounting purposes if they were entered into in contemplation of each other. The Task Force provided indicators to be considered for purposes of determining whether such transactions are entered into in contemplation of each other. The Task Force also provided guidance on the circumstances under which nonmonetary exchanges of inventory within the same line of business should be recognized at fair value. EITF 04-13 will be effective for reporting periods beginning after March 15, 2006, although no final guidance has been provided on its applicability to the purchase and sale of electricity by utilities. The adoption of EITF 04-13 is not expected to have a material impact on the Companies’ financial position, results of operations or liquidity.

In July 2005, the FASB issued Exposure Draft titled “Accounting for Uncertain Tax Positions,” an interpretation of FASB Statement No. 109, “Accounting for Income Taxes” (the Exposure Draft). The proposed interpretation would clarify the accounting for uncertain tax positions in accordance with FASB Statement No. 109. Under the interpretation, an enterprise would not be allowed to recognize, in its financial statements, the benefit of a tax position unless that position will more likely than not be sustained on audit by taxing authorities based solely on the technical merits of the position. The IRS has completed its audits of the Companies’ tax returns through 1996. The Companies’ tax returns for subsequent years, which the IRS is reviewing, reflect certain tax positions with which the IRS does not or may not agree, including tax positions with respect to Con Edison’s leveraged lease transactions and the deduction of certain construction-related costs. See “Lease In/Lease Out Transactions” in Note K and “Timing of Deduction of Construction-Related Costs” in Note M. As to Con Edison’s other tax positions, the Companies are unable to predict whether the Exposure Draft, if adopted in its present form, would have a material impact on their financial position, results of operations or liquidity.

In June 2005, the Derivatives Implementation Group (DIG) task force of the FASB issued guidance on SFAS No. 133 implementation, Issue No. B38, which provides guidance on whether the potential settlement of the debtor’s obligation to the creditor that would occur upon exercise of a put option or call option embedded in a debt instrument meets the criteria for net settlement. The DIG also issued guidance on SFAS No. 133 implementation, Issue No. B39, which clarifies that certain conditions in the evaluation of embedded derivative debt instruments do not apply to an embedded call option if the right to accelerate the settlement of the debt can be exercised only by the debtor (issuer/borrower). Both these DIG issues are effective in the first fiscal quarter after December 15, 2005. The adoption of Issue Nos. B38 and B39 is not expected to have a material impact on the Companies’ financial position, results of operations or liquidity.

In June 2005, the EITF reached a consensus on Issue 05-6, “Determining the Amortization Period for Leasehold Improvements” (EITF 05-6), which is effective for periods beginning after June 30, 2005. EITF 05-6 states that leasehold improvements acquired in a business combination and those acquired after the inception of a lease should be amortized over the shorter of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the acquisition of the leasehold improvements. The adoption of EITF 05-6 did not have a material impact on the Companies’ financial position, results of operations or liquidity.

In May 2005, the FASB issued Statement No. 154, “Accounting for Changes and Error Corrections” (SFAS No. 154), which is effective for fiscal years beginning after December 15, 2005. This statement replaces Accounting Principles Board Opinion No. 20, “Accounting Changes” (APB 20) and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” APB 20 previously required that most voluntary changes in

Notes to the Financial Statements – Continued

accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period specific effects or the cumulative effect of the change. The adoption of SFAS No. 154 is not expected to have a material impact on the Companies’ financial position, results of operations or liquidity.

In March 2005, the FASB issued FSP FIN 46R-5, “Implicit Variable Interests under FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities.” This FSP is effective as of April 1, 2005. The FSP requires a company to consider whether it holds an implicit variable interest in a variable interest entity (VIE) or potential VIE. An implicit interest involves the absorbing and/or receiving of variability indirectly from the VIE, and may take many different forms such as a lessee under a leasing arrangement or a party to a supply contract, service contract or derivative contract. The adoption of FSP FIN 46R-5 did not have a material impact on the Companies’ financial position, results of operations or liquidity.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29.” APB No. 29 requires exchanges of nonmonetary assets to be measured on the basis of the fair value of the assets exchanged, with certain exceptions. SFAS No. 153 eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance, that is, transactions that are not expected to result in significant changes in the future cash flows of the reporting entity. This Statement is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 did not have a material impact on the Companies’ financial position, results of operations or liquidity.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs – an amendment of ARB No. 43, Chapter 4.” This Statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. The Statement is effective for inventory costs incurred during fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 151 did not have a material impact on the Companies’ financial position, results of operations or liquidity.

Note U – Con Edison Communications (CEC)

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

In December 2004, Con Edison signed an agreement to sell CEC to FiberNet Telecom Group, Inc. (FiberNet) for approximately $37 million in cash, subject to certain adjustments. In May 2005, Con Edison and FiberNet mutually agreed to terminate their agreement for the sale of CEC.

In December 2005, Con Edison signed an agreement to sell CEC to RCN Corporation (RCN) for approximately $32 million in cash, including the discharge of certain intercompany liabilities, and subject to certain adjustments. The sale is subject to review or approval by the City of New York, the PSC and various federal, state and local regulators. CEC’s assets held for sale were tested for impairment in December 2005, which resulted in an after-tax impairment charge of $5 million reflected in losses from discontinued operations. Exit costs associated with the disposal activity include one-time termination benefits and other transaction costs of $5 million, of which $3 million has been incurred to date. The company expects to complete the sale in 2006. The sale is not expected to have a material impact on Con Edison’s financial position, results of operations or liquidity.

Con Edison of New York receives lease payments from CEC for the right to use its electric conduit system in accordance with the tariff approved by PSC. Subsequent to the sale, Con Edison of New York will continue to receive such lease payments from RCN. The continuing cash flows related to the lease payments are not considered significant in relation to the revenues expected to be generated by the CEC business.

In accordance with SFAS No. 144, in 2004, CEC’s assets and liabilities were classified as “held for sale” on Con Edison’s consolidated balance sheet and effective December 1, 2004, CEC ceased recording depreciation expense. CEC’s total operating revenues were $42 million, $33 million and $19 million for the years ended December 31, 2005, 2004 and 2003, respectively. As of December 31, 2005, CEC had assets and liabilities of $60 million and $21 million, respectively. CEC’s losses, net of income taxes, are reported as “Discontinued operations” on Con Edison’s consolidated income statement. Losses for 2003 have been restated to conform to the 2005 and 2004 presentation.

SCHEDULE I

Condensed Financial Information of Consolidated Edison, Inc.

Condensed Balance Sheet

(Parent Company Only)

	At December 31,
(Millions of Dollars)	2005	2004
Assets
Current Assets
Cash and temporary cash investments	$11	$2
Restricted cash	2	-
Federal income tax due from taxing authority	8	105
Accounts receivable from affiliated companies	177	7
Other current assets	1	3
Total Current Assets	199	117
Investments in Subsidiaries and Others	8,391	8,134
Goodwill	409	409
Other assets	17	17
Total Assets	$9,016	$8,677
Capitalization and Liabilities
Common Shareholders’ Equity
Common stock	$2,749	$2,624
Retained earnings	5,549	5,391
Total Common Shareholders’ Equity	8,298	8,015
Long-term debt	525	525
Total Capitalization	8,823	8,540
Current Liabilities
Notes payable	134	56
Accounts payable	15	12
Other current liabilities	58	82
Total Current Liabilities	207	150
Noncurrent Liabilities – Deferred Income Tax	(14)	(13)
Total Liabilities	193	137
Total Capitalization and Liabilities	$9,016	$8,677

Condensed Financial Information of Consolidated Edison, Inc.

Condensed Income Statement

(Parent Company Only)

(Millions of Dollars, except per share amounts)	2005	2004	2003
Equity in earnings of subsidiaries	$744	$562	$650
Other income (deductions), net of taxes	21	19	12
Interest expense	(33)	(32)	(28)
Income from Continuing Operations	732	549	634
Loss from Discontinued Operations (Net of Income Taxes of $4, $8, and $74 in 2005, 2004 and 2003, Respectively (Note U)	(13)	(12)	(109)
Income Before Cumulative Effect of Changes in Accounting Principles	719	537	525
Cumulative Effect of Changes in Accounting Principles (Net of Income Tax of $2 Million in 2003)	-	-	3
Net Income	$719	$537	$528
Earnings Per Common Share – Basic
Continuing operations	$3.00	$2.33	$2.87
Discontinued operations	$(0.05)	$(0.05)	$(0.50)
Before cumulative effect of changes in accounting principles	$2.95	$2.28	$2.37
Cumulative effect of changes in accounting principles	-	-	$0.02
Net Income	$2.95	$2.28	$2.39
Earnings Per Common Share – Diluted
Continuing operations	$2.99	$2.32	$2.86
Discontinued operations	$(0.05)	$(0.05)	$(0.50)
Before cumulative effect of changes in accounting principles	$2.94	$2.27	$2.36
Cumulative effect of changes in accounting principles	-	-	$0.02
Net Income	$2.94	$2.27	$2.38
Dividends Declared Per Share of Common Stock	$2.28	$2.26	$2.24
Average Number of Shares Outstanding – Basic (in Millions)	243.9	235.8	220.9
Average Number of Shares Outstanding – Diluted (in Millions)	244.7	236.4	221.8

Condensed Financial Information of Consolidated Edison, Inc.

Condensed Statement of Cash Flows

(Parent Company Only)

(Millions of Dollars)	2005	2004	2003
Net Income	$719	$537	$528
Equity in earnings of subsidiaries	(731)	(550)	(541)
Dividends received from:
Consolidated Edison Company of New York, Inc.	369	396	376
Orange and Rockland Utilities, Inc.	71	28	28
Competitive companies	35	40	69
Other – net	(94)	(39)	(139)
Net Cash Flows from Operating Activities	369	412	321
Investing Activities
Contributions to subsidiaries	-	(527)	(380)
Financing Activities
Net proceeds from/(payments of) short-term debt	78	14	(119)
Issuance of long-term debt	-	-	200
Common shares issued	118	631	471
Common stock dividends	(556)	(529)	(492)
Net Cash Flows from Financing Activities	(360)	116	60
Net Change for the Period	9	1	1
Balance at Beginning of Period	2	1	-
Balance at End of Period	$11	$2	$1

SCHEDULE II

Valuation and Qualifying Accounts

For the Years Ended December 31, 2005, 2004 and 2003

			COLUMN C Additions
Company	COLUMN A Description	COLUMN B Balance at Beginning of Period	(1) Charged To Costs And Expenses	(2) Charged To Other Accounts	COLUMN D Deductions**	COLUMN E Balance At End of Period
	(Millions of Dollars)
Con Edison	Allowance for uncollectible accounts*:
	2005	$33	$51	-	$45	$39
	2004	$36	$42	-	$45	$33
	2003	$35	$43	-	$42	$36

Con Edison of New York	Allowance for uncollectible accounts*:
	2005	$29	$48	-	$42	$35
	2004	$30	$39	-	$40	$29
	2003	$29	$36	-	$35	$30

*	This is a valuation account deducted in the balance sheet from the assets (Accounts receivable-customers) to which they apply.
**	Accounts written off less cash collections, miscellaneous adjustments and amounts reinstated as receivables previously written off.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

There was no change in the Companies’ internal control over financial reporting that occurred during the Companies’ most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Companies’ internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Con Edison

None.

Con Edison of New York

None.

Part III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11.	EXECUTIVE COMPENSATION

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Con Edison

Information required by Part III as to Con Edison, other than the information required in Item 10 of this report by Item 406 of Regulation S-K and in Item 12 of this report by Item 201 (d) of Regulation S-K, is incorporated by reference from Con Edison’s definitive proxy statement for its Annual Meeting of Stockholders to be held on May 15, 2006. The proxy statement is to be filed pursuant to Regulation 14A not later than 120 days after December 31, 2005, the close of the fiscal year covered by this report.

The information required pursuant to Item 406 of Regulation S-K is as follows: Con Edison has adopted a code of ethics that applies to, among others, its principal executive officer, principal financial officer and principal accounting officer. The same code of ethics applies to Con Edison of New York and, among others, its principal executive officer, principal financial officer and principal accounting officer. The code of ethics and any waivers of the code for any such officers, are available on or through the Investor Information section of Con Edison’s website (www.conedison.com) and Con Edison of New York’s website (www.coned.com). This information is available in print to any person who requests it. Requests should be directed to: Corporate Secretary, Con Edison, 4 Irving Place, New York, NY 10003.

The information required pursuant to Item 201 (d) of regulation S-K is as follows:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders
Stock options	7,867,151	$41.913	4,385,450
Restricted stock	322,208	N/A	3,677,792
Total Equity compensation plans approved by security holders	8,189,359		8,063,242
Total Equity compensation plans not approved by security holders	375,376	N/A	N/A
Total	8,564,735	N/A	8,063,242

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

Con Edison Of New York

Information required by Part III as to Con Edison of New York, other than the information required by Item 406 of Regulation S-K in Item 10, is incorporated by reference from Con Edison of New York’s definitive information statement for its Annual Meeting of Stockholders to be held on May 15, 2006. The information statement is to be filed pursuant to Regulation 14C not later than 120 days after December 31, 2005, the close of the fiscal year covered by this report. The information required pursuant to Item 406 of Regulation S-K for Con Edison of New York is shown above under “Con Edison” in this Part III.

In accordance with General Instruction G(3) to Form 10-K, other information regarding Con Edison of New York’s Executive Officers may be found in Part I of this report under the caption “Executive Officers of the Registrant.”

Part IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report:

1. List of Financial Statements – See financial statements listed in Item 8.

2. List of Financial Statement Schedules – See schedules listed in Item 8.

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

Con Edison

2.1	Amended and Restated Agreement and Plan of Merger, dated as of October 13, 1999, as amended and restated as of January 11, 2000, among Con Edison, Northeast Utilities, Consolidated Edison, Inc. (a Delaware corporation, originally incorporated as CWB Holdings, Inc.) and N Acquisition LLC. (Designated in Con Edison’s Current Report on Form 8-K, dated January 11, 2000 (File No. 1-14514) as Exhibit 2.)

3.1.1	Restated Certificate of Incorporation of Consolidated Edison, Inc. (Con Edison) (Designated in the Registration Statement on Form S-4 of Con Edison (No. 333-39165) as Exhibit 3.1.)

3.1.2	By-laws of Con Edison, effective as of May 16, 2005. (Designated in Con Edison’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 (File No. 1-14514) as Exhibit 3.1.)

4.1.1	Indenture, dated as of April 1, 2002, between Con Edison and JP Morgan Chase Bank (formerly known as The Chase Manhattan Bank), as Trustee. (Designated in the Registration Statement on Form S-3 of Con Edison (No. 333-102005) as Exhibit 4.1.)

4.1.2	The form of Con Edison’s 7.25% Debentures, Series 2002 A. (Designated in Con Edison’s Current Report on Form 8-K, dated April 3, 2002. (File No. 1-14514) as Exhibit 4.)

4.1.3	The form of Con Edison’s 3.625% Debentures, Series 2003 A. (Designated in Con Edison’s Current Report on Form 8-K, dated July 22, 2003. (File No. 1-14514) as Exhibit 4.)

4.1.4	5-Year Credit Agreement, dated as of April 14, 2005, among Con Edison of New York, Con Edison, O&R, the banks party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent. (Designated in Con Edison’s Current Report on Form 8-K , dated April 14, 2005, (File No. 1-14514) as Exhibit 4.1.)

4.1.5	3-Year Credit Agreement dated as of November 26, 2003 among Con Edison of New York, Con Edison, O&R, the banks party thereto and JPMorgan Chase Bank, N.A., as agent. (Designated in Con Edison’s Current Report on Form 8-K, dated April 14, 2005, (File No. 1-14514) as Exhibit 4.2.)

10.1.1	Con Edison 1996 Stock Option Plan, as amended and restated effective February 24, 1998. (Designated in Con Edison of New York’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-1217) as Exhibit 10.20.)

10.1.2	The following employment agreements, and amendments thereto, between Con Edison and the executive officer listed below, dated as of the effective dates listed below, which are designated as follows:

		Securities Exchange Act File No. 1-14514
Executive Officer	Effective Date	Form	Date	Exhibit
Eugene R. McGrath	Agreement: 9/1/00	10-Q	9/30/00	10.1.1
	Amendment: 5/31/02	10-Q	6/30/02	10.1.1
	Amendment: 7/22/05	8-K	7/21/05	10.1.2
Joan S. Freilich	Agreement: 9/1/00	10-Q	9/30/00	10.1.2
	Amendment: 5/31/02	10-Q	6/30/02	10.1.2
	Amendment: 7/22/05	8-K	7/21/05	10.1.3
Kevin Burke	Agreement: 9/1/00	10-K	12/31/00	10.1.6
	Amendment: 5/31/02	10-Q	6/30/02	10.1.3
	Agreement: 7/22/05	8-K	7/21/05	10.1.1
John D. McMahon	Agreement: 9/1/00	10-K	12/31/00	10.1.5
	Amendment: 5/31/02	10-Q	6/30/02	10.1.4
	Agreement: 12/23/05	8-K	12/23/05	10.1

10.1.3.1.1	Restricted Stock Unit Award Agreement, dated as of May 31, 2002, between Con Edison and Stephen B. Bram. (Designated in Con Edison’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 (File No. 1-14514) as Exhibit 10.1.5.)

10.1.3.1.2	Restricted Stock Unit Award Agreement, dated as of August 1, 2005, between Con Edison and Stephen B. Bram. (Designated in Con Edison’s Current Report on Form 8-K , dated August 1, 2005, (File No. 1-14514) as Exhibit 10.)

10.1.3.2	Letter, dated July 27, 2005, to Stephen B. Bram. (Designated in Con Edison’s Current Report on Form 8-K, dated July 21, 2005, (File No. 1-14514) as Exhibit 10.4.)

10.1.4	Severance Program for Officers of Consolidated Edison, Inc. and its Subsidiaries, effective as of September 1, 2000. (Designated in Con Edison’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000 (File No. 1-14514) as Exhibit 10.1.3.)

10.1.5.1	The Consolidated Edison, Inc. Stock Purchase Plan. (Designated in Con Edison’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 (File No. 1-14514) as Exhibit 10.)

10.1.5.2	Amendment, dated April 8, 2002, to The Consolidated Edison, Inc. Stock Purchase Plan. (Designated in Con Edison’s Registration Statement on Form S-8 (No. 333-86820) as Exhibit 10.2.)

10.1.5.3	Amendment, dated February 19, 2004 to The Consolidated Edison, Inc. Stock Purchase Plan. (Designated in Con Edison’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-14514) as Exhibit 10.1.5.3.)

10.1.5.4	Amendment, dated October 25, 2004 to the Consolidated Edison, Inc. Stock Purchase Plan. (Designated in Con Edison’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 (File No. 1-14514) as Exhibit 10.1.)

10.1.6	Consolidated Edison, Inc. Deferred Stock Compensation Plan for Non-Officer Directors, effective July 1, 2002. (Designated in Con Edison’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 (File No. 1-14514) as Exhibit 10.1.1.)

10.1.7	The Con Edison Retirement Plan as amended and restated, entered into November 16, 2004. (Designated in Con Edison’s Current Report on Form 8-K dated November 9, 2004 (File No. 1-14514) as Exhibit 10.)

10.1.8.1	The Consolidated Edison Thrift Plan, as amended effective August 2003. (Designated in Con Edison’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 1-14514) as Exhibit 10.1.8.1.)

10.1.8.2	Amendment, executed April 5, 2005, to The Consolidated Edison Thrift Plan (Designated in Con Edison’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 (File No. 1-14514) as Exhibit 10.1.1.)

10.1.9.1	Guaranty, dated as of November 14, 2000, from Consolidated Edison, Inc. in favor of Hawkeye Funding, Limited Partnership. (Designated in Con Edison’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-14514) as Exhibit 10.9.1.)

10.1.9.2	Lease Agreement, dated as of November 14, 2000, between Hawkeye Funding, Limited Partnership, as Lessor, and Newington Energy, L.L.C., as Lessee (the Newington Project Lease). (Designated in Con Edison’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-14514) as Exhibit 10.9.2.)

10.1.9.3	Amendment No. 1, dated as of April 1, 2002, to the Newington Project Lease. (Designated in Con Edison’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-14514) as Exhibit 10.9.3.)

10.1.10.1	Consolidated Edison, Inc. Long-Term Incentive Plan. (Designated in Con Edison’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 (File No. 1-14514) as Exhibit 10.1.1.)

10.1.10.2	Form of Restricted Stock Unit Award under the Con Edison Long Term Incentive Plan. (Designated in Con Edison’s Current Report on Form 8-K, dated January 24, 2005, (File No. 1-14514) as Exhibit 10.2.)

10.1.10.3	Form of Stock Option Agreement under the Con Edison Long Term Incentive Plan. (Designated in Con Edison’s Current Report on Form 8-K, dated January 24, 2005, (File No. 1-14514) as Exhibit 10.3.)

10.1.11	Consolidated Edison, Inc. Annual Incentive Plan. (Designated in Con Edison’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-14514) as Exhibit 10.1.11.)

10.1.12	Description of Directors’ Compensation. (Designated in Con Edison’s Current Report on Form 8-K, dated May 16, 2005, (File No. 1-14514) as Exhibit 10.)

10.1.13	Letter, dated February 23, 2004, to Robert N. Hoglund. (Designated in Con Edison’s Current Report on Form 8-K, dated July 21, 2005, (File No. 1-14514) as Exhibit 10.5.)

10.1.14	Restricted Stock Award Agreement, dated as of April 1, 2004, between Con Edison and Robert Hoglund. (Designated in Con Edison’s Current Report on Form 8-K , dated July 21, 2005, (File No. 1-14514) as Exhibit 10.6.)

12.1	Statement of computation of Con Edison’s ratio of earnings to fixed charges for the years 2001-2005.

21.1	Subsidiaries of Con Edison. (Designated in Con Edison’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-14514) as Exhibit 21.1.)

23.1	Consent of PricewaterhouseCoopers LLP.

24.1	Powers of Attorney of each of the persons signing this report by attorney-in-fact.

31.1.1	Rule 13a-14(a)/15d-14(a) Certifications – Chief Executive Officer.

31.1.2	Rule 13a-14(a)/15d-14(a) Certifications – Chief Financial Officer.

32.1.1	Section 1350 Certifications – Chief Executive Officer.

32.1.2	Section 1350 Certifications – Chief Financial Officer.

Con Edison of New York

3.2.1.1	Restated Certificate of Incorporation of Con Edison filed with the Department of State of the State of New York on December 31, 1984. (Designated in the Annual Report on Form 10-K of Con Edison of New York for the year ended December 31, 1989 (File No. 1-1217) as Exhibit 3(a).)

3.2.1.2	The following certificates of amendment of Restated Certificate of Incorporation of Con Edison of New York filed with the Department of State of the State of New York, which are designated as follows:

Securities Exchange Act File No. 1-1217
Date Filed With Department of State	Form	Date	Exhibit
5/16/88	10-K	12/31/89	3(b)
6/2/89	10-K	12/31/89	3(c)
4/28/92	8-K	4/24/92	4(d)
8/21/92	8-K	8/20/92	4(e)
2/18/98	10-K	12/31/97	3.1.2.3

3.2.2	By-laws of Con Edison of New York, effective February 16, 2006.

4.2.1.1	Participation Agreement, dated as of December 1, 1992, between New York State Energy Research and Development Authority (NYSERDA) and Con Edison of New York (designated in Con Edison of New York’s Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 1-1217) as Exhibit 4(f).)

4.2.1.2	Supplemental Participation Agreement, dated as of July 1, 1995, to Participation Agreement, dated as of December 1, 1992 between NYSERDA and Con Edison of New York. (Designated in Con Edison of New York’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995 (File 1-1217) as Exhibit 4.2.)

4.2.2	Participation Agreement, dated as of July 1, 1999, between NYSERDA and Con Edison of New York. (Designated in Con Edison of New York’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999 (File No. 1-1217) as Exhibit 4.1.)

4.2.3.1	Participation Agreement, dated as of June 1, 2001, between NYSERDA and Con Edison of New York. (Designated in Con Edison of New York’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 (File No. 1-1217) as Exhibit 10.2.1.)

4.2.3.2	Supplemental Participation Agreement, dated as of October 1, 2002, to Participation Agreement, dated as of June 1, 2001 between NYSERDA and Con Edison of New York. (Designated in Con Edison of New York’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 (File 1-1217) as Exhibit 4.2.2.)

4.2.4	Participation Agreement, dated as of November 1, 2001, between NYSERDA and Con Edison of New York. (Designated in Con Edison of New York’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 (File No. 1-1217) as Exhibit 10.2.1.)

4.2.5	Participation Agreement, dated as of January 1, 2004, between NYSERDA and Con Edison of New York. (Designated in Con Edison of New York’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-1217) as Exhibit 4.2.6.)

4.2.6	Participation Agreement, dated as of January 1, 2004, between NYSERDA and Con Edison of New York. (Designated in Con Edison of New York’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-1217) as Exhibit 4.2.7.)

4.2.7	Participation Agreement, dated as of November 1, 2004, between NYSERDA and Con Edison of New York. (Designated in Con Edison of New York’s Current Report on Form 8-K , dated November 9, 2004, (File No. 1-1217) as Exhibit 4.1.)

4.2.8	Participation Agreement, dated as of May 1, 2005, between NYSERDA and Con Edison of New York. (Designated in Con Edison of New York’s Current Report on Form 8-K , dated May 25, 2005, (File No. 1-1217) as Exhibit 4.1.)

4.2.9.1	Indenture of Trust, dated as of December 1, 1992, between NYSERDA and Morgan Guaranty Trust Company of New York, as Trustee (Morgan Guaranty) (Designated in Con Edison of New York’s Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 1-1217) as Exhibit 4(i)), and the following amendments thereto, which are designated as follows:

4.2.9.2	Supplemental Indenture of Trust, dated as of July 1, 1995 to Indenture of Trust, dated as of December 1, 1992, between NYSERDA and Morgan Guaranty. (Designated in Con Edison of New York’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995 (File No. 1-1217) as Exhibit 4.3.)

4.2.10.1	Indenture of Trust, dated as of July 1, 1999 between NYSERDA and HSBC Bank USA, as trustee. (Designated in Con Edison of New York’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999 (File No. 1-1217) as Exhibit 4.2.)

4.2.10.2	Supplemental Indenture of Trust, dated as of July 1, 2001, to Indenture of Trust, dated July 1, 1999 between NYSERDA and HSBC Bank USA, as trustee. (Designated in Con Edison of New York’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 (File No. 1-1217) as Exhibit 10.2.2.)

4.2.11.1	Indenture of Trust, dated as of June 1, 2001 between NYSERDA and The Bank of New York, as trustee. (Designated in Con Edison of New York’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 (File No. 1-1217) as Exhibit 10.2.3.)

4.2.11.2	Supplemental Indenture of Trust, dated as of October 1, 2002, to Indenture of Trust, dated as of June 1, 2002, between NYSERDA and The Bank of New York, as trustee. (Designated in Con Edison of New York’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 (File 1-1217) as Exhibit 4.2.1.)

4.2.12	Indenture of Trust, dated as of November 1, 2001, between NYSERDA and The Bank of New York, as trustee. (Designated in Con Edison of New York’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 (File No. 1-1217) as Exhibit 10.2.2.)

4.2.13	Indenture of Trust, dated as of January 1, 2004, between NYSERDA and The Bank of New York. (Designated in Con Edison of New York’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-1217) as Exhibit 4.2.12.)

4.2.14	Indenture of Trust, dated as of January 1, 2004, between NYSERDA and The Bank of New York. (Designated in Con Edison of New York’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-1217) as Exhibit 4.2.13.)

4.2.15	Indenture of Trust, dated as of November 1, 2004, between NYSERDA and The Bank of New York. (Designated in Con Edison of New York’s Current Report on Form 8-K , dated November 9, 2004, (File No. 1-1217) as Exhibit 4.2.)

4.2.16	Indenture of Trust, dated as of May 1, 2005, between NYSERDA and The Bank of New York. (Designated in Con Edison of New York’s Current Report on Form 8-K , dated May 25, 2005, (File No. 1-1217) as Exhibit 4.2.)

4.2.17.1	Indenture, dated as of December 1, 1990, between Con Edison of New York and The Chase Manhattan Bank (National Association), as Trustee (the “Debenture Indenture”). (Designated in Con Edison of New York’s Annual Report on Form 10-K for the year ended December 31, 1990 (File No. 1-1217) as Exhibit 4(h).)

4.2.17.2	First Supplemental Indenture (to the Debenture Indenture), dated as of March 6, 1996, between Con Edison of New York and The Chase Manhattan Bank (National Association), as Trustee. (Designated in Con Edison of New York’s Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 1-1217) as Exhibit 4.13.)

4.2.17.3	Second Supplemental Indenture (to the Debenture Indenture), dated as of June 30, 2005, between Con Edison of New York and JPMorgan Chase Bank, N.A. (successor to The Chase Manhattan Bank (National Association)), as Trustee. (Designated in Con Edison of New York’s Current Report on Form 8-K, dated November 16, 2005, (File No. 1-1217) as Exhibit 4.1.)

4.21.18	The following forms of Con Edison of New York's Debentures:

		Securities Exchange Act File No. 1-1217
Debenture		Form	Date	Exhibit
7 3/4%	Series 1996 A	8-K	4/24/96	4
6.45%	Series 1997 B	8-K	11/24/97	4
6 1/4%	Series 1998 A	8-K	1/29/98	4.1
7.10%	Series 1998 B	8-K	1/29/98	4.2
6.15%	Series 1998 C	8-K	6/22/98	4
6.90%	Series 1998 D	8-K	9/24/98	4
7.15%	Series 1999 B	8-K	12/1/99	4
8 1/8%	Series 2000 A	8-K	5/3/00	4
7 1/2%	Series 2000 B	8-K	8/23/00	4
7 1/2%	Series 2001 A	8-K	6/14/01	4
5.625%	Series 2002 A	8-K	6/19/02	4
4.875%	Series 2002 B	8-K	12/19/02	4
5.875%	Series 2003 A	8-K	4/7/03	4
3.85%	Series 2003 B	8-K	6/12/03	4.1
5.10%	Series 2003 C	8-K	6/12/03	4.2
4.70%	Series 2004 A	8-K	2/11/04	4.1
5.70%	Series 2004 B	8-K	2/11/04	4.2
4.70%	Series 2004 C	8-K	2/11/04	4.3
5.30%	Series 2005 A	8-K	3/7/05	4
5.250%	Series 2005 B	8-K	6/20/05	4
5.375%	Series 2005 C	8-K	11/16/05	4.2

10.2.1	Amended and Restated Agreement and Settlement, dated September 19, 1997, between Con Edison of New York and the Staff of the New York State Public Service Commission (without Appendices). (Designated in Con Edison of New York’s Current Report on Form 8-K, dated September 23, 1997, (File No. 1-1217) as Exhibit 10.)

10.2.2	Settlement Agreement, dated October 2, 2000, by and among Con Edison of New York, the Staff of the New York State Public Service Commission and certain other parties. (Designated in Con Edison of New York’s Current Report on Form 8-K, dated September 22, 2000, (File No. 1-1217) as Exhibit 10.)

10.2.3.1	Planning and Supply Agreement, dated March 10, 1989, between Con Edison of New York and the Power Authority of the State of New York. (Designated in Con Edison of New York’s Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 1-1217) as Exhibit 10(gg).)

10.2.3.2	Delivery Service Agreement, dated March 10, 1989, between Con Edison of New York and the Power Authority of the State of New York. (Designated in Con Edison of New York’s Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 1-1217) as Exhibit 10(hh).)

10.2.4	Employment Contract, dated May 22, 1990, between Con Edison of New York and Eugene R. McGrath (designated in Con Edison of New York’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1990 (File No. 1-1217) as Exhibit 10) and the following amendments thereto, which are designated as follows:

	Securities Exchange Act File No. 1-1217
Amendment Date	Form	Date	Exhibit
8/27/91	10-Q	9/30/91	19
8/25/92	10-Q	9/30/92	19
2/18/93	10-K	12/31/92	10	(o)
8/24/93	10-Q	9/30/93	10.1
8/24/94	10-Q	9/30/94	10.1
8/22/95	10-Q	9/30/95	10.3
7/23/96	10-Q	6/30/96	10.2
7/22/97	10-Q	6/30/97	10
7/28/98	8-K	9/24/98	10
7/27/99	10-Q	9/30/99	10.2
7/20/00	10-Q	9/30/00	10.2.1

10.2.5	Agreement and Plan of Exchange, entered into on October 28, 1997, between Con Edison and Con Edison of New York. (Designated in the Registration Statement on Form S-4 of Con Edison (No. 333-39165) as Exhibit 2.)

10.2.6	The Consolidated Edison Company of New York, Inc. Executive Incentive Plan, as amended and restated as of August 1, 2000. (Designated in Con Edison of New York’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001 (File No. 1-1217) as Exhibit 10.2.1.)

10.2.7	Consolidated Edison Company of New York, Inc Supplemental Retirement Income Plan, as amended and restated as of April 1, 1999. (Designated in Con Edison of New York’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-1217) as Exhibit 10.10.)

10.2.8	Deferred Compensation Plan for the Benefit of Trustees of Con Edison of New York, dated February 27, 1979, and amendments thereto, dated September 19, 1979 (effective February 27, 1979), February 26, 1980, and November 24, 1992 (effective January 1, 1993). (Designated in Con Edison of New York’s Annual Report on Form 10-K for the year ended December 31, 1991 (File No. 1-1217) as Exhibit 10(i).)

10.2.9	Supplemental Medical Plan for the Benefit of Con Edison of New York's officers. (Designated in Con Edison of New York’s Annual Report on Form 10-K for the year ended December 31, 1991 (File No. 1-1217) as Exhibit 10(aa).)

10.2.10	The Con Edison of New York Severance Pay Plan for Management Employees. (Designated in Con Edison of New York’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997 (File No. 1-1217) as Exhibit 10.)

10.2.11.1	The Consolidated Edison Company of New York, Inc. Deferred Income Plan, as amended and restated as of April 1, 1999. (Designated in Con Edison of New York’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-1217) as Exhibit 10.19.)

10.2.11.2	Amendment No. 1 to The Consolidated Edison Company of New York, Inc. Deferred Income Plan, effective as of September 1, 2000. (Designated in Con Edison of New York’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001 (File No. 1-1217) as Exhibit 10.2.2.)

10.2.12	The Consolidated Edison Company of New York, Inc. 2005 Executive Incentive Plan, effective as of January 1,2005. (Designated in Con Edison of New York’s Current Report on Form 8-K, dated December 29, 2005, (File No. 1-1217) as Exhibit 10.1.)

10.2.13.1	Trust Agreement, dated as of March 31, 1999, between Con Edison of New York and Mellon Bank, N.A., as Trustee.

10.2.13.2	Amendment Number 1 to the Con Edison of New York Rabbi Trust, executed October 24, 2003, between Con Edison of New York and Mellon Bank, N.A., as Trustee.

12.2	Statement of computation of Con Edison of New York’s ratio of earnings to fixed charges for the years 2001–2005.

23.2	Consent of PricewaterhouseCoopers LLP.

24.2	Powers of Attorney of each of the persons signing this report by attorney-in-fact. (Included as part of Exhibit 24.1.)

31.2.1	Rule 13a-14(a)/15d-14(a) Certifications – Chief Executive Officer.

31.2.2	Rule 13a-14(a)/15d-14(a) Certifications – Chief Financial Officer.

32.2.1	Section 1350 Certifications – Chief Executive Officer.

32.2.2	Section 1350 Certifications – Chief Financial Officer.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 22, 2006.

Consolidated Edison, Inc.

Consolidated Edison Company of New York, Inc.

By	/s/ Robert N. Hoglund
Robert N. Hoglund
Senior Vice President and
Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities, indicated on February 22, 2006.

Signature	Registrant	Title
Kevin Burke*	Con Edison	President, Chief Executive Officer and Director (Principal Executive Officer)
	Con Edison of New York	Chief Executive Officer and Trustee (Principal Executive Officer)
Robert N. Hoglund*	Con Edison	Senior Vice President and Chief Financial Officer (Principal Financial Officer)
	Con Edison of New York	Senior Vice President and Chief Financial Officer (Principal Financial Officer)
Edward J. Rasmussen*	Con Edison	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)
	Con Edison of New York	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)
Eugene R. McGrath*	Con Edison	Chairman of the Board and Director
	Con Edison of New York	Chairman of the Board and Trustee
Vincent A. Calarco*	Con Edison	Director
	Con Edison of New York	Trustee
George Campbell Jr.*	Con Edison	Director
	Con Edison of New York	Trustee
Gordon J. Davis*	Con Edison	Director
	Con Edison of New York	Trustee
Michael J. Del Guidice*	Con Edison	Director
	Con Edison of New York	Trustee
Ellen V. Futter*	Con Edison	Director
	Con Edison of New York	Trustee
Sally Hernandez*	Con Edison	Director
	Con Edison of New York	Trustee
Peter W. Likins*	Con Edison	Director
	Con Edison of New York	Trustee
Frederic V. Salerno*	Con Edison	Director
	Con Edison of New York	Trustee
Stephen R. Volk*	Con Edison	Director

*By	/s/ Robert N. Hoglund
Robert N. Hoglund, Attorney-in-fact