Form 10-Q
period 2006-09-30
CONSOLIDATED EDISON CO OF NEW YORK INC; CONSOLIDATED EDISON INC
filed 2006-11-02
CIK 23632, 1047862

Form 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended SEPTEMBER 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Con Edison	Yes ☐ No ☒

Con Edison of New York	Yes ☐ No ☒

As of the close of business on October 31, 2006 Con Edison had outstanding 256,794,082 Common Shares ($.10 par value). Con Edison owns all of the outstanding common equity of Con Edison of New York.

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

GLOSSARY OF TERMS

The following is a glossary of frequently used abbreviations or acronyms that are found in the Companies’ SEC reports:

Con Edison Companies
Con Edison	Consolidated Edison, Inc.
Con Edison Communications	Con Edison Communications, LLC
Con Edison Development	Consolidated Edison Development, Inc.
Con Edison Energy	Consolidated Edison Energy, Inc.
Con Edison of New York	Consolidated Edison Company of New York, Inc.
Con Edison Solutions	Consolidated Edison Solutions, Inc.
O&R	Orange and Rockland Utilities, Inc.
Pike	Pike County Light & Power Company
RECO	Rockland Electric Company
The Companies	Con Edison and Con Edison of New York
The Utilities	Con Edison of New York and O&R

Regulatory and State Agencies
DEC	New York State Department of Environmental Conservation
ECAR	East Central Area Reliability Council
EPA	Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
IRS	Internal Revenue Service
ISO-NE	ISO New England
NJBPU	New Jersey Board of Public Utilities
NYISO	New York Independent System Operator
NYPA	New York Power Authority
NYSERDA	New York State Energy Research and Development Authority
PJM	PJM Interconnection
PSC	New York State Public Service Commission
PPUC	Pennsylvania Public Utility Commission
SEC	Securities and Exchange Commission

Other
ABO	Accumulated Benefit Obligation
APB	Accounting Principles Board
AFDC	Allowance for funds used during construction
CO2	Carbon dioxide
COSO	Committee of Sponsoring Organizations of the Treadway Commission
DIG	Derivatives Implementation Group
District Court	The United States District Court for the Southern District of New York
dths	Dekatherms
EITF	Emerging Issues Task Force
EMF	Electric and magnetic fields
ERRP	East River Repowering Project
FASB	Financial Accounting Standards Board
FIN	FASB Interpretation No.

Other
First Quarter Form 10-Q	The Companies’ combined Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006
Fitch	Fitch Ratings
Form 10-K	The Companies’ combined Annual Report on Form 10-K for the year ended December 31, 2005
FSP	FASB Staff Position
GHG	Greenhouse gases
kV	Kilovolts
kWh	Kilowatt-hour
LILO	Lease In/Lease Out
LTIP	Long Term Incentive Plan
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
mdths	Thousand dekatherms
MGP Sites	Manufactured gas plant sites
mmlbs	Million pounds
Moody’s	Moody’s Investors Service
MVA	Megavolt amperes
MW	Megawatts or thousand kilowatts
MWH	Megawatt hour
NYAG	New York Attorney General
NUGs	Non-utility generators
OCI	Other Comprehensive Income
PCBs	Polychlorinated biphenyls
PPA	Power purchase agreement
PRP	Potentially responsible party
RCN	RCN Corporation
S&P	Standard & Poor’s Rating Services
SFAS	Statement of Financial Accounting Standards
SO2	Sulfur dioxide
SSCM	Simplified service cost method
Second Quarter Form 10-Q	The Companies’ combined Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006
Superfund	Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 and similar state statutes
Third Quarter Form 10-Q	The Companies’ combined Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006
VaR	Value-at-Risk
VIE	Variable interest entity

Consolidated Edison, Inc.

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

	September 30, 2006	December 31, 2005
	(Millions of Dollars)
ASSETS
UTILITY PLANT, AT ORIGINAL COST
Electric	$14,270	$13,586
Gas	3,182	3,044
Steam	1,676	1,624
General	1,580	1,541
TOTAL	20,708	19,795
Less: Accumulated depreciation	4,560	4,355
Net	16,148	15,440
Construction work in progress	1,047	771
NET UTILITY PLANT	17,195	16,211
NON-UTILITY PLANT
Unregulated generating assets, less accumulated depreciation of $121 and $102 in 2006 and 2005, respectively	791	810
Non-utility property, less accumulated depreciation of $35 and $31 in 2006 and 2005, respectively	34	38
Non-utility property held for sale	—	52
Construction work in progress	1	1
NET PLANT	18,021	17,112
CURRENT ASSETS
Cash and temporary cash investments	234	81
Restricted cash	19	15
Accounts receivable - customers, less allowance for uncollectible accounts of $43 and $39 in 2006 and 2005, respectively	809	1,025
Accrued unbilled revenue	112	116
Other receivables, less allowance for uncollectible accounts of $4 and $6 in 2006 and 2005, respectively	463	348
Fuel oil, at average cost	55	47
Gas in storage, at average cost	260	248
Materials and supplies, at average cost	143	130
Prepayments	507	434
Fair value of derivative assets	143	331
Recoverable energy costs	155	221
Current assets held for sale	—	8
Deferred derivative losses	196	9
Other current assets	312	147
TOTAL CURRENT ASSETS	3,408	3,160
INVESTMENTS	272	265
DEFERRED CHARGES, REGULATORY ASSETS AND NONCURRENT ASSETS
Goodwill	406	406
Intangible assets, less accumulated amortization of $32 and $24 in 2006 and 2005, respectively	82	90
Prepaid pension costs	1,482	1,474
Regulatory assets	2,193	2,017
Other deferred charges and noncurrent assets	277	324
TOTAL DEFERRED CHARGES, REGULATORY ASSETS AND NONCURRENT ASSETS	4,440	4,311
TOTAL ASSETS	$26,141	$24,848

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

	September 30, 2006	December 31, 2005
	(Millions of Dollars)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION
Common shareholders’ equity (See Statement of Common Shareholders’ Equity)	$7,928	$7,310
Preferred stock of subsidiary	213	213
Long-term debt	8,066	7,398
TOTAL CAPITALIZATION	16,207	14,921
MINORITY INTERESTS	41	42
NONCURRENT LIABILITIES
Obligations under capital leases	27	30
Provision for injuries and damages	169	167
Pensions and retiree benefits	258	223
Superfund and other environmental costs	266	238
Asset retirement obligations	98	94
Noncurrent liabilities held for sale	—	9
Fair value of derivative liabilities	125	24
Other noncurrent liabilities	42	40
TOTAL NONCURRENT LIABILITIES	985	825
CURRENT LIABILITIES
Long-term debt due within one year	444	22
Notes payable	431	755
Accounts payable	934	1,234
Customer deposits	225	229
Accrued taxes	50	94
Accrued interest	142	102
Accrued wages	85	77
Fair value of derivative liabilities	442	133
Deferred derivative gains	3	224
Deferred income taxes - recoverable energy costs	63	90
Current liabilities held for sale	—	12
Other current liabilities	295	349
TOTAL CURRENT LIABILITIES	3,114	3,321
DEFERRED CREDITS AND REGULATORY LIABILITIES
Deferred income taxes and investment tax credits	4,016	3,644
Regulatory liabilities	1,753	2,062
Other deferred credits	25	33
TOTAL DEFERRED CREDITS AND REGULATORY LIABILITIES	5,794	5,739
TOTAL CAPITALIZATION AND LIABILITIES	$26,141	$24,848

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.

CONSOLIDATED INCOME STATEMENT

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
	(Millions of Dollars/Except Share Data)
OPERATING REVENUES
Electric	$2,478	$2,502	$5,903	$5,646
Gas	211	232	1,404	1,314
Steam	104	111	485	474
Non-utility	648	492	1,522	1,089
TOTAL OPERATING REVENUES	3,441	3,337	9,314	8,523
OPERATING EXPENSES
Purchased power	1,587	1,522	3,790	3,411
Fuel	200	222	600	553
Gas purchased for resale	100	133	845	786
Other operations and maintenance	556	420	1,433	1,239
Depreciation and amortization	155	147	460	434
Taxes, other than income taxes	328	323	945	874
Income taxes	140	173	310	322
TOTAL OPERATING EXPENSES	3,066	2,940	8,383	7,619
OPERATING INCOME	375	397	931	904
OTHER INCOME (DEDUCTIONS)
Investment and other income	10	11	30	29
Allowance for equity funds used during construction	2	—	3	8
Preferred stock dividend requirements of subsidiary	(3)	(3)	(8)	(8)
Other deductions	(3)	(3)	(12)	(14)
Income taxes	11	5	10	10
TOTAL OTHER INCOME (DEDUCTIONS)	17	10	23	25
INTEREST EXPENSE
Interest on long-term debt	123	111	356	330
Other interest	40	9	65	19
Allowance for borrowed funds used during construction	(2)	—	(4)	(6)
NET INTEREST EXPENSE	161	120	417	343
INCOME FROM CONTINUING OPERATIONS	231	287	537	586
LOSS FROM DISCONTINUED OPERATIONS (NET OF INCOME TAXES)	—	(2)	(1)	(5)
NET INCOME	$231	$285	$536	$581
EARNINGS PER COMMON SHARE - BASIC
Continuing operations	$0.93	$1.17	$2.17	$2.41
Discontinued operations	—	—	—	(0.02)
Net income	$0.93	$1.17	$2.17	$2.39
EARNINGS PER COMMON SHARE - DILUTED
Continuing operations	$0.92	$1.17	$2.16	$2.40
Discontinued operations	—	(0.01)	—	(0.02)
Net income	$0.92	$1.16	$2.16	$2.38
DIVIDENDS DECLARED PER SHARE OF COMMON STOCK	$0.575	$0.570	$1.725	$1.710
AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC (IN MILLIONS)	249.0	244.4	247.0	243.5
AVERAGE NUMBER OF SHARES OUTSTANDING - DILUTED (IN MILLIONS)	250.0	245.4	248.0	244.2

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
	(Millions of Dollars)
NET INCOME	$231	$285	$536	$581
OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAXES
Supplemental pension plan minimum liability adjustments, net of $(3) and $(2) taxes in 2005, respectively	—	—	(4)	(3)
Unrealized gains/(losses) on derivatives qualified as cash flow hedges, net of $(17), $22, $(57) and $40 taxes in 2006 and 2005, respectively	(25)	31	(82)	58
Less: Reclassification adjustment for gains/(losses) included in net income, net of $(8), $16, $(36) and $23 taxes in 2006 and 2005, respectively	(12)	23	(52)	34
TOTAL OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAXES	(13)	8	(34)	21
COMPREHENSIVE INCOME	$218	$293	$502	$602

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.

CONSOLIDATED STATEMENT OF COMMON SHAREHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

(UNAUDITED)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Capital Stock Expense	Accumulated Other Comprehensive Income/(Loss)	Total
	Shares	Amount			Shares	Amount
	(Millions of Dollars/Except Share Data)
BALANCE AS OF DECEMBER 31, 2004	242,514,183	$26	$2,642	$5,451	23,210,700	$(1,001)	$(55)	$(9)	$7,054

Net income				181					181
Common stock dividends				(138)					(138)
Issuance of common shares - dividend reinvestment and employee stock plans	476,235		20						20
Other comprehensive income								22	22
BALANCE AS OF MARCH 31, 2005	242,990,418	$26	$2,662	$5,494	23,210,700	$(1,001)	$(55)	$13	$7,139
Net income				115					115
Common stock dividends				(139)					(139)
Issuance of common shares - dividend reinvestment and employee stock plans	948,465	1	43	(4)					40
Other comprehensive loss								(9)	(9)
BALANCE AS OF JUNE 30, 2005	243,938,883	$27	$2,705	$5,466	23,210,700	$(1,001)	$(55)	$4	$7,146

Net income				285					285
Common stock dividends				(139)					(139)
Issuance of common shares - dividend reinvestment and employee stock plans	920,011		41	(5)					36
Other comprehensive income								8	8
BALANCE AS OF SEPTEMBER 30, 2005	244,858,894	$27	$2,746	$5,607	23,210,700	$(1,001)	$(55)	$12	$7,336

BALANCE AS OF DECEMBER 31, 2005	245,286,058	$27	$2,768	$5,605	23,210,700	$(1,001)	$(55)	$(34)	$7,310
Net income				181					181
Common stock dividends				(141)					(141)
Issuance of common shares - dividend reinvestment and employee stock plans	456,347		24						24
Stock options			(23)	35					12
Other comprehensive loss								(24)	(24)
BALANCE AS OF MARCH 31, 2006	245,742,405	$27	$2,769	$5,680	23,210,700	$(1,001)	$(55)	$(58)	$7,362
Net income				124					124
Common stock dividends				(142)					(142)
Issuance of common shares - dividend reinvestment and employee stock plans	491,822		28						28
Other comprehensive income								3	3
BALANCE AS OF JUNE 30, 2006	246,234,227	$27	$2,797	$5,662	23,210,700	$(1,001)	$(55)	$(55)	$7,375
Net income				231					231
Common stock dividends				(143)					(143)
Issuance of common shares - public offering	9,715,000	1	449				(3)		447
Issuance of common shares - dividend reinvestment and employee stock plans	633,357		31						31
Other comprehensive loss								(13)	(13)
BALANCE AS OF SEPTEMBER 30, 2006	256,582,584	$28	$3,277	$5,750	23,210,700	$(1,001)	$(58)	$(68)	$7,928

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2006	2005
	(Millions of Dollars)
OPERATING ACTIVITIES
Net Income	$536	$581
PRINCIPAL NON-CASH CHARGES/(CREDITS) TO INCOME
Depreciation and amortization	460	434
Deferred income taxes	299	(2)
Rate case amortization and accruals	(227)	(82)
Common equity component of allowance for funds used during construction	(3)	(8)
Prepaid pension costs (net of capitalized amounts)	(41)	(32)
Net derivative losses	67	23
Other non-cash items (net)	59	6
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable - customers, less allowance for uncollectibles	216	(169)
Materials and supplies, including fuel oil and gas in storage	(33)	(87)
Other receivables and other current assets	(276)	(203)
Prepayments	(73)	(539)
Recoverable energy costs	116	(56)
Accounts payable	(300)	264
Pensions and retiree benefits	35	28
Accrued taxes	(44)	231
Accrued interest	40	17
Deferred charges and other regulatory assets	(163)	(133)
Deferred credits and other regulatory liabilities	6	(45)
Other assets	14	135
Other liabilities	(42)	252
NET CASH FLOWS FROM OPERATING ACTIVITIES	646	615
INVESTING ACTIVITIES
Utility construction expenditures (excluding capitalized support costs of $(33) and $(8) in 2006 and 2005, respectively)	(1,307)	(1,055)
Cost of removal less salvage	(126)	(133)
Non-utility construction expenditures	(4)	(13)
Common equity component of allowance for funds used during construction	3	8
Increase in restricted cash	(4)	(2)
Proceeds from sale of properties	60	534
Proceeds from sale of CEC	39	—
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(1,339)	(661)
FINANCING ACTIVITIES
Net proceeds from/(payments of) short-term debt	(324)	68
Retirement of long-term debt	(110)	(239)
Issuance of long-term debt	1,200	643
Issuance of common stock	485	70
Debt issuance costs	(10)	(16)
Common stock dividends	(395)	(387)
NET CASH FLOWS FROM FINANCING ACTIVITIES	846	139
CASH AND TEMPORARY CASH INVESTMENTS:
NET CHANGE FOR THE PERIOD	153	93
BALANCE AT BEGINNING OF PERIOD	81	26
BALANCE AT END OF PERIOD	$234	$119
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$324	$306
Income taxes	$171	$79

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

	September 30, 2006	December 31, 2005
	(Millions of Dollars)
ASSETS
UTILITY PLANT, AT ORIGINAL COST
Electric	$13,388	$12,740
Gas	2,805	2,683
Steam	1,676	1,624
General	1,456	1,418
TOTAL	19,325	18,465
Less: Accumulated depreciation	4,154	3,960
Net	15,171	14,505
Construction work in progress	1,007	739
NET UTILITY PLANT	16,178	15,244
NON-UTILITY PROPERTY
Non-utility property, less accumulated depreciation of $16 and $14 in 2006 and 2005, respectively	15	19
NET PLANT	16,193	15,263
CURRENT ASSETS
Cash and temporary cash investments	197	61
Accounts receivable - customers, less allowance for uncollectible accounts of $39 and $35 in 2006 and 2005, respectively	668	880
Other receivables, less allowance for uncollectible accounts of $3 and $5 in 2006 and 2005, respectively	305	224
Accounts receivable from affiliated companies	235	34
Fuel oil, at average cost	44	32
Gas in storage, at average cost	195	183
Materials and supplies, at average cost	112	100
Prepayments	265	417
Fair value of derivative assets	—	175
Recoverable energy costs	135	192
Deferred derivative losses	175	9
Other current assets	128	73
TOTAL CURRENT ASSETS	2,459	2,380
INVESTMENTS	3	3
DEFERRED CHARGES, REGULATORY ASSETS AND NONCURRENT ASSETS
Prepaid pension costs	1,482	1,474
Regulatory assets	1,939	1,773
Other deferred charges and noncurrent assets	196	251
TOTAL DEFERRED CHARGES, REGULATORY ASSETS AND NONCURRENT ASSETS	3,617	3,498
TOTAL ASSETS	$22,272	$21,144

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

	September 30, 2006	December 31, 2005
	(Millions of Dollars)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION
Common shareholder’s equity (See Statement of Common Shareholder’s Equity)	$7,059	$6,437
Preferred stock	213	213
Long-term debt	6,755	6,055
TOTAL CAPITALIZATION	14,027	12,705
NONCURRENT LIABILITIES
Obligations under capital leases	27	30
Provision for injuries and damages	162	160
Pensions and retiree benefits	160	122
Superfund and other environmental costs	220	186
Asset retirement obligations	97	93
Fair value of derivative liabilities	42	3
Other noncurrent liabilities	28	29
TOTAL NONCURRENT LIABILITIES	736	623
CURRENT LIABILITIES
Long-term debt due within one year	400	—
Notes payable	150	520
Accounts payable	719	1,013
Accounts payable to affiliated companies	11	23
Customer deposits	211	215
Accrued taxes	49	103
Accrued interest	117	87
Accrued wages	81	70
Fair value of derivative liabilities	196	9
Deferred derivative gains	—	170
Deferred income taxes - recoverable energy costs	55	78
Other current liabilities	251	323
TOTAL CURRENT LIABILITIES	2,240	2,611
DEFERRED CREDITS AND REGULATORY LIABILITIES
Deferred income taxes and investment tax credits	3,611	3,258
Regulatory liabilities	1,640	1,924
Other deferred credits	18	23
TOTAL DEFERRED CREDITS AND REGULATORY LIABILITIES	5,269	5,205
TOTAL CAPITALIZATION AND LIABILITIES	$22,272	$21,144

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

CONSOLIDATED INCOME STATEMENT

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
	(Millions of Dollars)
OPERATING REVENUES
Electric	$2,273	$2,301	$5,449	$5,201
Gas	185	209	1,238	1,160
Steam	104	111	485	474
TOTAL OPERATING REVENUES	2,562	2,621	7,172	6,835
OPERATING EXPENSES
Purchased power	982	1,057	2,400	2,440
Fuel	135	131	429	358
Gas purchased for resale	84	110	712	666
Other operations and maintenance	477	352	1,215	1,045
Depreciation and amortization	136	129	404	378
Taxes, other than income taxes	310	305	891	821
Income taxes	117	165	285	300
TOTAL OPERATING EXPENSES	2,241	2,249	6,336	6,008
OPERATING INCOME	321	372	836	827
OTHER INCOME (DEDUCTIONS)
Investment and other income	7	10	21	26
Allowance for equity funds used during construction	2	—	3	8
Other deductions	(3)	(3)	(9)	(9)
Income taxes	10	1	12	(2)
TOTAL OTHER INCOME (DEDUCTIONS)	16	8	27	23
INTEREST EXPENSE
Interest on long-term debt	100	87	285	260
Other interest	37	8	56	15
Allowance for borrowed funds used during construction	(2)	—	(3)	(6)
NET INTEREST EXPENSE	135	95	338	269
NET INCOME	202	285	525	581
PREFERRED STOCK DIVIDEND REQUIREMENTS	3	3	8	8
NET INCOME FOR COMMON STOCK	$199	$282	$517	$573

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
	(Millions of Dollars)
NET INCOME	$202	$285	$525	$581
OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAXES
Supplemental pension plan minimum liability adjustments, net of $(3) and $(2) taxes in 2005, respectively	—	—	(4)	(2)
Unrealized gains/(losses) on derivatives qualified as cash flow hedges, net of $0, $3, $(1) and $(2) taxes in 2006 and 2005, respectively	—	5	(1)	(3)
Less: Reclassification adjustment for gains included in net income, net of $1 taxes in 2005	—	—	—	1
TOTAL OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAXES	—	5	(5)	(6)
COMPREHENSIVE INCOME	$202	$290	$520	$575

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

CONSOLIDATED STATEMENT OF COMMON SHAREHOLDER’S EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

(UNAUDITED)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Repurchased Con Edison Stock	Capital Stock Expense	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
	(Millions of Dollars/Except Share Data)
BALANCE AS OF DECEMBER 31, 2004	235,488,094	$589	$1,802	$4,748	$(962)	$(55)	$(6)	$6,116

Net income				173				173
Common stock dividend to parent				(111)				(111)
Cumulative preferred dividends				(3)				(3)
Other comprehensive income							5	5
BALANCE AS OF MARCH 31, 2005	235,488,094	$589	$1,802	$4,807	$(962)	$(55)	$(1)	$6,180

Net income				124				124
Common stock dividend to parent				(52)				(52)
Cumulative preferred dividends				(3)				(3)
Other comprehensive loss							(16)	(16)
BALANCE AS OF JUNE 30, 2005	235,488,094	$589	$1,802	$4,876	$(962)	$(55)	$(17)	$6,233

Net income				284				284
Common stock dividend to parent				(95)				(95)
Cumulative preferred dividends				(2)				(2)
Other comprehensive income							5	5
BALANCE AS OF SEPTEMBER 30, 2005	235,488,094	$589	$1,802	$5,063	$(962)	$(55)	$(12)	$6,425

BALANCE AS OF DECEMBER 31, 2005	235,488,094	$589	$1,802	$5,074	$(962)	$(55)	$(11)	$6,437

Net income				205				205
Common stock dividend to parent				(113)				(113)
Cumulative preferred dividends				(3)				(3)
Other comprehensive loss							(5)	(5)
BALANCE AS OF MARCH 31, 2006	235,488,094	$589	$1,802	$5,163	$(962)	$(55)	$(16)	$6,521

Net income				119				119
Common stock dividend to parent				(115)				(115)
Cumulative preferred dividends				(3)				(3)
BALANCE AS OF JUNE 30, 2006	235,488,094	$589	$1,802	$5,164	$(962)	$(55)	$(16)	$6,522

Net income				202				202
Common stock dividend to parent				(109)				(109)
Capital contribution by parent			450			(3)		447
Cumulative preferred dividends				(3)				(3)
BALANCE AS OF SEPTEMBER 30, 2006	235,488,094	$589	$2,252	$5,254	$(962)	$(58)	$(16)	$7,059

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2006	2005
	(Millions of Dollars)
OPERATING ACTIVITIES
Net income	$525	$581
PRINCIPAL NON-CASH CHARGES/(CREDITS) TO INCOME
Depreciation and amortization	404	378
Deferred income taxes	296	(22)
Rate case amortization and accruals	(227)	(82)
Common equity component of allowance for funds used during construction	(3)	(8)
Prepaid pension costs (net of capitalized amounts)	(41)	(32)
Other non-cash items (net)	2	4
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable - customers, less allowance for uncollectibles	212	(102)
Materials and supplies, including fuel oil and gas in storage	(36)	(66)
Other receivables and other current assets	(324)	(206)
Prepayments	152	(532)
Recoverable energy costs	117	(48)
Accounts payable	(290)	194
Pensions and retiree benefits	38	30
Accrued taxes	(54)	268
Accrued interest	30	10
Deferred charges and other regulatory assets	(168)	(131)
Deferred credits and other regulatory liabilities	8	(42)
Other assets	—	145
Other liabilities	(33)	210
NET CASH FLOWS FROM OPERATING ACTIVITIES	608	549
INVESTING ACTIVITIES
Utility construction expenditures (excluding capitalized support costs of $(33) and $(8) in 2006 and 2005, respectively)	(1,233)	(1,001)
Cost of removal less salvage	(124)	(131)
Common equity component of allowance for funds used during construction	3	8
Proceeds from sale of properties	60	534
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(1,294)	(590)
FINANCING ACTIVITIES
Net (payments of)/proceeds from short-term debt	(370)	22
Retirement of long-term debt	(100)	(228)
Issuance of long-term debt	1,200	601
Debt issuance costs	(10)	(16)
Capital contribution by parent	447	—
Dividend to parent	(337)	(258)
Preferred stock dividends	(8)	(8)
NET CASH FLOWS FROM FINANCING ACTIVITIES	822	113
CASH AND TEMPORARY CASH INVESTMENTS:
NET CHANGE FOR THE PERIOD	136	72
BALANCE AT BEGINNING OF PERIOD	61	10
BALANCE AT END OF PERIOD	$197	$82
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$256	$240
Income taxes	$183	$138

The accompanying notes are an integral part of these financial statements.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

General

These combined notes accompany and form an integral part of the separate consolidated financial statements of each of the two separate registrants: Consolidated Edison, Inc. and its subsidiaries (Con Edison) and Consolidated Edison Company of New York, Inc. and its subsidiaries (Con Edison of New York). Con Edison of New York is a subsidiary of Con Edison and as such its financial condition and results of operations and cash flows, which are presented separately in the Con Edison of New York consolidated financial statements, are also consolidated, along with those of Con Edison’s other utility subsidiary, Orange and Rockland Utilities, Inc. (O&R), and Con Edison’s competitive energy businesses (discussed below) in Con Edison’s consolidated financial statements. The term “Utilities” is used in these notes to refer to Con Edison of New York and O&R.

As used in these notes, the term “Companies” refers to Con Edison and Con Edison of New York and, except as otherwise noted, the information in these combined notes relates to each of the Companies. However, Con Edison of New York makes no representation as to information relating to Con Edison or the subsidiaries of Con Edison other than itself.

The separate interim consolidated financial statements of each of the Companies are unaudited but, in the opinion of their respective managements, reflect all adjustments (which include only normally recurring adjustments) necessary for a fair presentation of the results for the interim periods presented. The Companies’ separate interim consolidated financial statements should be read together with their separate audited financial statements (including the combined notes thereto) included in Item 8 of their combined Annual Report on Form 10-K for the year ended December 31, 2005 (the Form 10-K) and their separate unaudited financial statements (including the combined notes thereto) included in Part I, Item 1 of their combined Quarterly Report on Form 10-Q for the quarterly periods ended March 31, 2006 (the First Quarter Form 10-Q) and June 30, 2006 (the Second Quarter Form 10-Q). Information in the notes to the consolidated financial statements in the Form 10-K, the First Quarter Form 10-Q and the Second Quarter Form 10-Q referred to in these notes is incorporated by reference herein. The use of terms such as “see” or “refer to” shall be deemed to incorporate by reference into this discussion and analysis the information to which reference is made. Certain prior period amounts have been reclassified to conform to the current period presentation. Results for interim periods are not necessarily indicative of results for the entire fiscal year.

Con Edison has two regulated utility subsidiaries: Con Edison of New York and O&R. Con Edison of New York provides electric service and gas service in New York City and Westchester County. The company also provides steam service in parts of Manhattan. O&R, along with its regulated utility subsidiaries, provides electric service in southeastern New York and adjacent areas of northern New Jersey and eastern Pennsylvania and gas service in southeastern New York and adjacent areas of eastern

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Pennsylvania. Con Edison has the following competitive energy businesses: Consolidated Edison Solutions, Inc. (Con Edison Solutions), a retail energy services company that sells electricity and also offers energy-related services; Consolidated Edison Energy, Inc. (Con Edison Energy), a wholesale energy supply company; and Consolidated Edison Development, Inc. (Con Edison Development), a company that owns and operates generating plants and participates in other infrastructure projects.

Note A - Earnings Per Common Share

Reference is made to “Earnings per Common Share” in Note A to the financial statements included in Item 8 of the Form 10-K. For the three and nine months ended September 30, 2006 and 2005, Con Edison’s basic and diluted EPS are calculated as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Millions of Dollars, except per share amounts/Shares in Millions)	2006	2005	2006	2005
Income from continuing operations	$231	$287	$537	$586
Loss from discontinued operations, net of tax	—	(2)	(1)	(5)
Net income	231	285	536	581
Weighted average common shares outstanding - Basic	249.0	244.4	247.0	243.5
Add: Incremental shares attributable to effect of potentially dilutive securities	1.0	1.0	1.0	0.7
Adjusted weighted average common shares outstanding - Diluted	250.0	245.4	248.0	244.2
EARNINGS PER COMMON SHARE - BASIC
Continuing operations	$0.93	$1.17	$2.17	$2.41
Discontinued operations	—	—	—	(0.02)
Net income	$0.93	$1.17	$2.17	$2.39
EARNINGS PER COMMON SHARE - DILUTED
Continuing operations	$0.92	$1.17	$2.16	$2.40
Discontinued operations	—	(0.01)	—	(0.02)
Net income	$0.92	$1.16	$2.16	$2.38

Note B - Regulatory Matters

Reference is made to “Accounting Policies” in Note A and “Rate and Restructuring Agreements” in Note B to the financial statements in Item 8 of the Form 10-K and Note B to the financial statements in Part I, Item 1 of the First Quarter Form 10-Q and Second Quarter Form 10-Q.

Rate and Restructuring Agreements

O&R - Gas

In October 2006, the New York State Public Service Commission (PSC) approved the June 2006 settlement agreement among O&R, the staff of the PSC and other parties. The settlement agreement establishes a rate plan that covers the three-year period November 1, 2006 through October 31, 2009.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

The rate plan provides for rate increases in base rates of $12 million in the first year, $0.7 million in the second year and $1.1 million in the third year. To phase-in the effect of the increase for customers, the rate plan provides for O&R to accrue revenues for, but defer billing to customers of, $5.5 million of the first rate year rate increase by establishing a regulatory asset which, together with interest, will be billed to customers in the second and third years. As a result, O&R’s billings to customers will increase $6.5 million in each of the first two years and $6.3 million in the third. The first year rate increase includes $2.3 million relating to a change in the way customers are provided the benefit of non-firm revenue from sales of pipeline transportation capacity. Under the prior rate plan, base rates were reduced to reflect the assumption that the company would realize these revenues. Under the new rate plan, such revenues will be used to offset the cost of gas to be recovered from customers. The rate plan continues the provisions pursuant to which the company recovers its cost of purchasing gas.

The rate plan provides that if the actual amount of pension or other postretirement benefit costs, environmental remediation costs, property taxes and certain other costs vary from the respective amount for each such cost reflected in gas rates, the company will defer recognition of the variation in income and, as the case may be, establish a regulatory asset or liability for recovery from, or refund to, customers of the variation (86 percent of the variation, in the case of property tax differences due to assessment changes).

The company may earn more in a rate year than the 9.8 percent return on common equity reflected in the rate plan pursuant to the plan’s earnings sharing provisions. Earnings attributable to its gas business, excluding any penalties, (O&R Adjusted Earnings) up to an 11 percent annual return on common equity (based upon the actual average common equity ratio, subject to a maximum 50 percent of capitalization) are retained by the company. O&R Adjusted Earnings above an 11 percent return are to be used to offset up to one-half of any regulatory asset resulting from the cost reconciliations (discussed in the preceding paragraph). One-half of any remaining O&R Adjusted Earnings between 11 and 12 percent return are retained by the company, with the balance being deferred for the benefit of customers. Thirty-five percent of any remaining O&R Adjusted Earnings between a 12 and 14 percent return are retained by the company, with the balance deferred for the benefit of customers. Any remaining O&R Adjusted Earnings above a 14 percent return are to be deferred for the benefit of customers. The earnings sharing thresholds will each be reduced by 20 basis points if certain objectives relating to the company’s retail choice program are not met.

The rate plan also includes up to $1 million of potential penalties in the first year of the agreement, increasing up to $1.2 million in the third year, if the company does not comply with certain requirements regarding safety and customer service.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Con Edison of New York - Gas

On November 2, 2006, Con Edison of New York filed a request with the PSC for a net increase in the rates it charges for gas service, effective October 1, 2007, of $197 million. The filing reflects a return on common equity of 11.6 percent and a common equity ratio of 48.3 percent. The filing includes a proposal for a three-year rate plan, with additional increases effective October 1, 2008 and 2009 of $39 million and $49 million, respectively. The filing proposes continuation of the current gas rate plan provisions with respect to recovery from customers of the cost of purchased gas, environmental remediation expenses and the reconciliation of actual expenses allocable to the gas business to the amounts for such costs reflected in gas rates for pension and other postretirement benefit costs, property taxes and interference costs.

Con Edison of New York - Steam

In September 2006, the PSC approved the June 2006 settlement agreement among Con Edison of New York, the staff of the PSC and other parties. The settlement agreement establishes a rate plan that covers the two-year period October 1, 2006 through September 30, 2008. The rate plan provides for no changes in base rates or in the rate provisions pursuant to which the company recovers its fuel and purchased steam costs (the fuel adjustment clause), except for changes in the manner in which certain costs are recovered. Currently, carrying costs (return on investment, depreciation and property and other taxes) for the East River Repowering Project (ERRP), which at June 30, 2006 had a book value, net of accumulated depreciation, of approximately $726 million, are allocated between the company’s electric and steam businesses, and the steam business’s share is recovered under the fuel adjustment clause. Beginning October 2007, the steam business’s share of allowed ERRP carrying charges will be recovered through base rates.

The rate plan provides that if the actual amount of pension or other postretirement benefit costs, environmental remediation costs, property taxes or interference costs is greater than the respective amount for each such cost reflected in steam rates, the company will recognize a regulatory asset for the difference (90 percent of the difference, in the case of property taxes and interference costs) and defer recognition in expense of the difference. If, however, the actual amount of such costs is less than the amount reflected in steam rates, the company will recognize a regulatory liability for the difference and decrease its revenues by the amount of such difference (90 percent of the difference, in the case of property taxes and interference costs).

The company may earn more than the 9.8 percent return on common equity reflected in the rate plan pursuant to the plan’s earnings sharing provisions. Earnings attributable to its steam business, excluding the net revenue effect of steam sales related to colder-than-normal weather and certain other items, (Adjusted Earnings) for a rate year up to 11 percent are retained by the company. Adjusted

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Earnings between an 11 and 12 percent return on common equity (based upon the actual average common equity ratio, subject to a maximum of 50 percent of capitalization) are to be used to offset up to one-half of any regulatory asset resulting from the cost reconciliations (discussed in the preceding paragraph) for the rate year. The company will retain one-half of any remaining such Adjusted Earnings, with the balance being deferred for the benefit of customers. Any Adjusted Earnings in excess of a 12 percent return on common equity are to be used to offset any regulatory asset resulting from the cost reconciliations, with the company retaining one-quarter of any remaining Adjusted Earnings and the balance being deferred for the benefit of customers. The earnings sharing thresholds will each be reduced by 20 basis points if certain requirements are not met.

The rate plan also includes up to approximately $4 million of potential penalties if the company does not comply with certain requirements regarding steam business development and certain other matters.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Regulatory Assets and Liabilities

Regulatory assets and liabilities at September 30, 2006 and December 31, 2005 were comprised of the following items:

	Con Edison		Con Edison of New York
(Millions of Dollars)	2006	2005	2006	2005
Regulatory assets
Future federal income tax	$993	$952	$940	$902
Environmental remediation costs	282	241	223	182
World Trade Center restoration costs	142	127	142	127
Pension and other postretirement benefits deferrals	132	96	77	46
O&R transition bond charges	68	70	—	—
Recoverable energy costs	60	120	60	120
Net T&D reconciliation	58	38	58	38
Revenue taxes	56	59	56	59
Workers’ compensation	45	42	45	42
Unbilled gas revenue	44	44	44	44
Deferred derivative losses - long-term	42	—	35	—
Electric rate increase accrual	30	—	30	—
Asbestos-related costs	25	25	25	25
Other retirement program costs	21	24	21	24
Electric cost reconciliations	—	(47)	—	(47)
Other	195	226	183	211
Regulatory Assets	2,193	2,017	1,939	1,773
Deferred derivative losses - current	196	9	175	9
Recoverable energy costs - current	155	221	135	192
Total Regulatory Assets	$2,544	$2,247	$2,249	$1,974
Regulatory liabilities
Allowance for cost of removal less salvage	$503	$558	$445	$501
Gain on sale of First Avenue properties	254	256	254	256
Net electric deferrals	215	288	215	288
EPA SO2 allowance proceeds - electric and steam	108	76	108	76
2004 electric, gas and steam one-time rate plan charges	96	121	96	121
Prior year deferred tax amortization	81	81	81	81
Transmission congestion contracts	58	163	58	163
Gain on sale of W. 24th St. property	47	—	47	—
NYS tax law changes	45	51	33	39
Interest on federal income tax refund	41	41	41	41
O&R refundable energy costs	30	40	—	—
Property tax reconciliation	30	31	30	31
DC service incentive	15	17	15	17
Gas interruptible sales credits	10	8	10	8
Deferred derivative gains - long-term	—	75	—	59
NYISO reconciliation	—	20	—	20
Earnings sharing reserve	—	7	—	7
Other	220	229	207	216
Regulatory Liabilities	1,753	2,062	1,640	1,924
Deferred derivative gains - current	3	224	—	170
Total Regulatory Liabilities	$1,756	$2,286	$1,640	$2,094

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

“Net electric deferrals” represents the remaining unamortized balance of certain regulatory assets and liabilities of Con Edison of New York that were combined effective April 1, 2005 and are being amortized to income over the period April 2005 through March 2008, in accordance with Con Edison of New York’s 2005 Electric Rate Agreement.

In June 2006, in accordance with Con Edison of New York’s 2005 Electric Rate Agreement, the company settled $141 million of regulatory liabilities against an equal amount of regulatory assets. The regulatory liabilities settled consisted primarily of Adjusted Earnings (as defined in Note B to the financial statements in Item 8 of the Form 10-K) for the rate year ending March 31, 2006 in excess of the specified level, refunds received from the New York Independent System Operator, amounts collected from customers in excess of amounts reflected in rates for property taxes and the costs of moving facilities to avoid interfering with government projects (interference costs). The regulatory assets recovered consisted primarily of deferred pension and other postretirement benefit costs, environmental remediation costs and carrying charges for excess transmission and distribution charges.

Note C – Long-Term Debt

Reference is made to Note C to the financial statements in Item 8 of the Form 10-K and in Part I, Item 1 of the Second Quarter Form 10-Q.

In September 2006, Con Edison of New York issued $400 million of 5.50 percent, 10-year debentures, the proceeds of which were used in October 2006 to refund in advance of maturity $400 million of 7.50 percent, 40-year debentures. In October 2006, O&R issued $75 million of 5.45 percent, 10-year debentures.

Note D – Short Term Borrowing and Credit Agreements

Reference is made to Note D to the financial statements in Item 8 of the Form 10-K and Note C to the financial statements in Part I, Item 1 of the First Quarter Form 10-Q and Note D to the financial statements in Part I, Item 1 of the Second Quarter Form 10-Q.

At September 30, 2006, Con Edison had $431 million of commercial paper outstanding of which $150 million was outstanding under Con Edison of New York’s program. The weighted average interest rate for the nine-month period was 4.95 percent and 4.97 percent for Con Edison and Con Edison of New York, respectively. At September 30, 2006, no loans were outstanding under any of the credit agreements and $15.6 million of letters of credit had been issued.

Note E – Pension Benefits

Reference is made to Note E to the financial statements in Item 8 of the Form 10-K.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Net Periodic Benefit Cost

The components of the Companies’ net periodic benefit costs for the three and nine months ended September 30, 2006 and 2005 were as follows:

	For the Three Months Ended September 30,
	Con Edison		Con Edison of New York
(Millions of Dollars)	2006	2005	2006	2005
Service cost - including administrative expenses	$32	$29	$30	$27
Interest cost on projected benefit obligation	116	108	108	101
Expected return on plan assets	(155)	(161)	(149)	(155)
Amortization of net actuarial loss	31	21	26	16
Amortization of prior service cost	3	3	3	3
NET PERIODIC BENEFIT COST/(CREDIT)	$27	$—	$18	$(8)
Amortization of regulatory asset*	1	1	1	1
TOTAL PERIODIC BENEFIT COST/(CREDIT)	$28	$1	$19	$(7)
Cost capitalized	(8)	—	(6)	2
Cost deferred	(27)	(12)	(24)	(10)
Cost credited to operating expenses	$(7)	$(11)	$(11)	$(15)
*	Relates to increases in Con Edison of New York’s pension obligations of $33 million from a 1993 special retirement program and $45 million from a 1999 special retirement program.

	For the Nine Months Ended September 30,
	Con Edison		Con Edison of New York
(Millions of Dollars)	2006	2005	2006	2005
Service cost - including administrative expenses	$99	$88	$92	$81
Interest cost on projected benefit obligation	345	323	323	302
Expected return on plan assets	(465)	(482)	(447)	(464)
Amortization of net actuarial loss	94	61	78	48
Amortization of prior service cost	10	10	9	9
NET PERIODIC BENEFIT COST/(CREDIT)	$83	$—	$55	$(24)
Amortization of regulatory asset*	3	3	3	3
TOTAL PERIODIC BENEFIT COST/(CREDIT)	$86	$3	$58	$(21)
Cost capitalized	(25)	1	(19)	6
Cost deferred	(85)	(35)	(75)	(26)
Cost credited to operating expenses	$(24)	$(31)	$(36)	$(41)
*	Relates to increases in Con Edison of New York’s pension obligations of $33 million from a 1993 special retirement program and $45 million from a 1999 special retirement program.

Expected Contributions

Based on current estimates, the Companies are not required under funding regulations and laws to make any contributions to the pension plan during 2006. The Companies’ policy however is to fund their accounting cost to the extent such funding is tax deductible. Con Edison and Con Edison of New

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

York made discretionary contributions of $98 million and $63 million, respectively, to the pension plan during 2006. The Companies’ 2006 funding level for the non-qualified supplemental pension plans has not been determined.

Note F – Other Postretirement Benefits

Reference is made to Note F to the financial statements in Item 8 of the Form 10-K.

Net Periodic Benefit Cost

The components of the Companies’ net periodic postretirement benefit costs for the three and nine months ended September 30, 2006 and 2005 were as follows:

	For the Three Months Ended September 30,
	Con Edison		Con Edison of New York
(Millions of Dollars)	2006	2005	2006	2005
Service cost	$4	$4	$3	$3
Interest cost on accumulated other postretirement benefit obligation	21	20	19	18
Expected return on plan assets	(19)	(19)	(18)	(18)
Amortization of net actuarial loss	15	18	13	16
Amortization of prior service cost	(4)	(4)	(4)	(4)
Amortization of transition obligation	1	1	1	1
NET PERIODIC POSTRETIREMENT BENEFIT COST	$18	$20	$14	$16
Cost capitalized	(7)	(6)	(5)	(5)
Cost deferred	(8)	(5)	(8)	(4)
Cost charged to operating expenses	$3	$9	$1	$7

	For the Nine Months Ended September 30,
	Con Edison		Con Edison of New York
(Millions of Dollars)	2006	2005	2006	2005
Service cost	$13	$11	$10	$8
Interest cost on accumulated other postretirement benefit obligation	64	62	57	55
Expected return on plan assets	(58)	(59)	(54)	(55)
Amortization of net actuarial loss	44	54	37	47
Amortization of prior service cost	(11)	(11)	(11)	(11)
Amortization of transition obligation	3	3	3	3
NET PERIODIC POSTRETIREMENT BENEFIT COST	$55	$60	$42	$47
Cost capitalized	(18)	(18)	(14)	(15)
Cost deferred	(23)	(16)	(20)	(12)
Cost charged to operating expenses	$14	$26	$8	$20

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note G – Environmental Matters

Superfund Sites

Hazardous substances, such as asbestos, polychlorinated biphenyls (PCBs) and coal tar, have been used or generated in the course of operations of the Utilities and their predecessors and are present at sites and in facilities and equipment they currently or previously owned, including sites at which gas was manufactured or stored.

The Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 and similar state statutes (Superfund) impose joint and several liability, regardless of fault, upon generators of hazardous substances for investigation and remediation costs (which includes costs of demolition, removal, disposal, storage, replacement, containment, and monitoring) and environmental damages. Liability under these laws can be material and may be imposed for contamination from past acts, even though such past acts may have been lawful at the time they occurred. The sites at which the Utilities have been asserted to have liability under these laws, including their manufactured gas plant sites, are referred to herein as “Superfund Sites.”

For Superfund Sites where there are other potentially responsible parties and the Utilities are not managing the site investigation and remediation, the accrued liability represents an estimate of the amount the Utilities will need to pay to discharge their related obligations. For Superfund Sites (including the manufactured gas plant sites) for which one of the Utilities is managing the investigation and remediation, the accrued liability represents an estimate of the company’s share of undiscounted cost to investigate the sites and, for sites that have been investigated in whole or in part, the cost to remediate the sites. Remediation costs are estimated in light of the information available, applicable remediation standards, and experience with similar sites.

The accrued liabilities and regulatory assets related to Superfund Sites at September 30, 2006 and December 31, 2005 were as follows:

	Con Edison		Con Edison of New York
(Millions of Dollars)	2006	2005	2006	2005
Accrued Liabilities
Manufactured gas plant sites	$201	$173	$156	$121
Other Superfund Sites	65	65	64	65
Total	$266	$238	$220	$186
Regulatory Assets	$282	$241	$223	$182

Most of the accrued Superfund Site liability relates to sites that have been investigated, in whole or in part. As investigations progress on these and other sites, the Utilities expect that additional liability will

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

be accrued, the amount of which is not presently determinable but may be material. Under their current rate agreements, the Utilities are permitted to recover or defer as regulatory assets (for subsequent recovery through rates) certain site investigation and remediation costs.

Environmental remediation payments and insurance recoveries received related to the Superfund sites for the three and nine months ended September 30, 2006 and 2005 were as follows:

	For the Three Months Ended September 30,
	Con Edison		Con Edison of New York
(Millions of Dollars)	2006	2005	2006	2005
Remediation payments	$11	$13	$9	$12
Insurance recoveries received	—	—	—	—

	For the Nine Months Ended September 30,
	Con Edison		Con Edison of New York
(Millions of Dollars)	2006	2005	2006	2005
Remediation payments	$41	$28	$34	$25
Insurance recoveries received*	3	2	3	2
*	Reduced amount deferred for recovery from customers.

In 2002, Con Edison of New York estimated that for its manufactured gas plant sites, most of which had not been investigated, its aggregate undiscounted potential liability for the investigation and remediation of coal tar and/or other manufactured gas plant-related environmental contaminants could range up to $1.1 billion. In 2004, O&R estimated that for its manufactured gas plant sites, each of which has been investigated, the aggregate undiscounted potential liability for the remediation of such contaminants could range up to $87 million. These estimates were based on the assumption that there is contamination at each of the sites and additional assumptions regarding the extent of contamination and the type and extent of remediation that may be required. Actual experience may be materially different.

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

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

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

Under its current rate agreements, Con Edison of New York is permitted to defer as regulatory assets (for subsequent recovery through rates) costs incurred for its asbestos lawsuits and workers’ compensation claims. The accrued liability for asbestos suits and workers’ compensation proceedings (including those related to asbestos exposure) and the amounts deferred as regulatory assets for the Companies at September 30, 2006 and December 31, 2005 were as follows:

	Con Edison		Con Edison of New York
(Millions of Dollars)	2006	2005	2006	2005
Accrued liability - asbestos suits	$25	$25	$25	$25
Regulatory assets - asbestos suits	$25	$25	$25	$25
Accrued liability - workers’ compensation	$120	$118	$116	$113
Regulatory assets - workers’ compensation	$45	$42	$45	$42

Note H - Other Material Contingencies

Northeast Utilities Litigation

Con Edison and Northeast Utilities are pursuing claims against each other for damages as a result of the alleged breach of their agreement and plan of merger, dated as of October 13, 1999, as amended and restated as of January 11, 2000. The litigation, entitled Consolidated Edison, Inc. v. Northeast Utilities, was commenced in March 2001 and is pending in the United States District Court for the Southern District of New York. The parties are seeking to recover from each other fees and expenses each incurred in connection with the merger agreement and preparing for the merger. In addition, Con Edison is seeking to recover from Northeast Utilities compensation for synergies that were lost when the merger did not occur, together with the attorney’s fees it has incurred in connection with the litigation.

In May 2004, the District Court determined that Northeast Utilities could not sue Con Edison for the claimed difference between the consideration Con Edison would have paid pursuant to the merger agreement and the unaffected trading price of Northeast Utilities’ common stock prior to the announcement of the merger agreement (the so-called “lost premium”). In October 2005, the United States Court of Appeals for the Second Circuit held that Northeast Utilities’ shareholders could not sue Con Edison for the so-called lost premium.

Con Edison does not expect that the lawsuit will have a material adverse effect on its financial position, results of operations or liquidity.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Lease In/Lease Out Transactions

In each of 1997 and 1999, Con Edison Development entered into a transaction in which it leased property and then immediately subleased it back to the lessor (termed “Lease In/Lease Out,” or LILO transaction). The transactions respectively involved gas distribution and electric generating facilities in the Netherlands, with a total investment of $259 million. The transactions were financed with $93 million of equity and $166 million of non-recourse, long-term debt secured by the underlying assets. In accordance with Statement of Financial Accounting Standards (SFAS) No. 13, “Accounting for Leases,” Con Edison is accounting for the two LILO transactions as leveraged leases. Accordingly, the company’s investment in these leases, net of non-recourse debt, is carried as a single amount in Con Edison’s consolidated balance sheet and income is recognized pursuant to a method that incorporates a level rate of return for those years when net investment in the lease is positive, based upon the after-tax cash flows projected at the inception of the leveraged leases. At September 30, 2006 and December 31, 2005, the company’s investment in these leveraged leases ($230 million and $225 million, respectively) net of deferred tax liabilities ($203 million and $187 million, respectively), amounted to $27 million and $38 million, respectively.

On audit of Con Edison’s tax return for 1997, the Internal Revenue Service (IRS) disallowed the tax losses in connection with the 1997 LILO transaction. In December 2005, Con Edison paid a $0.3 million income tax deficiency asserted by the IRS for the tax year 1997 with respect to the 1997 LILO transaction. In April 2006, the company paid interest of $0.2 million associated with the deficiency and commenced an action in the United States Court of Federal Claims, entitled Consolidated Edison Company of New York, Inc. v. United States to obtain a refund of this tax payment and interest. In September 2006, at the audit level, the IRS also disallowed $151 million of net tax deductions taken with respect to both of the LILO transactions for the 1998 through 2001 tax years. Con Edison intends to appeal this decision, first within the IRS, and then, if necessary, to the federal courts.

Con Edison believes that its LILO’s have been correctly reported, and has not recorded any reserve with respect to the disallowance of tax losses in connection with its LILO transactions. Con Edison’s estimated tax savings from the two LILO transactions through September 30, 2006, in the aggregate, was $150 million. If Con Edison were required to repay all or a portion of these amounts, it would also be required to pay interest of up to $40 million. See Note L for a discussion of a new accounting requirement regarding accounting for uncertainty in income taxes.

Timing of Deduction of Construction-Related Costs

In August 2005, the IRS issued Revenue Ruling 2005-53 with respect to when federal income tax deductions can be taken for certain construction-related costs. The Companies’ used the “simplified service cost method” (SSCM) to determine the extent to which these costs could be deducted in 2002,

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

2003, 2004 and 2005, and as a result reduced their current tax expense by $355 million, of which $324 million is attributable to Con Edison of New York.

For 2005, the Companies have agreed with the IRS to change their method of deducting these costs to a new method which the Companies are developing with the IRS. The Companies expect that they will be required to repay, with interest, a portion of their past SSCM tax benefits and to capitalize and depreciate over a period of years costs they previously deducted under SSCM. Interest on all past SSCM tax benefits would be approximately $64 million. In September 2006, Con Edison and Con Edison of New York accrued interest of $26 million and $23 million, respectively, representing their best estimates of the interest that may be required. Repayment of the SSCM tax benefits would not otherwise affect the Companies’ results of operations because deferred taxes have been previously provided for the related temporary differences between the SSCM deductions taken for federal income tax purposes and the corresponding amounts charged to expense for financial reporting purposes. See Note L for a discussion of a new accounting requirement regarding accounting for uncertainty in income taxes.

Lower Manhattan Restoration

Con Edison of New York estimates that its costs for emergency response to the September 11, 2001 attack on the World Trade Center, and for resulting temporary and subsequent permanent restoration of electric, gas and steam transmission and distribution facilities damaged in the attack will total $430 million, net of estimated insurance recoveries. Most of the costs have already been incurred. At September 30, 2006, the company had received reimbursement for $171 million of these costs ($77 million under insurance policies and $94 million from the federal government). The company expects to receive additional funds from insurance policies and federal reimbursement.

At September 30, 2006, the company had incurred capital costs of $213 million and, pursuant to a petition it filed with the PSC in 2001, deferred non-capital costs of $142 million as a regulatory asset (these amounts are net of reimbursements received). Non-capital costs include primarily the costs of moving facilities to avoid interfering with governmental projects (interference costs) and interest on capital and non-capital costs previously deferred. Con Edison of New York’s current rate plans provide for recovery from customers of $21.8 million annually of deferred non-capital costs associated with the World Trade Center. The company expects the PSC to permit recovery of all costs from customers, net of any federal reimbursement, insurance payments and tax savings.

Based upon New York City’s announced plans for improvement projects in lower Manhattan, the company anticipates that over the next five years it may incur up to $250 million of costs to move its facilities to avoid interfering with these projects. The company’s rate plans include provisions for the recovery of such costs. See Note B to the financial statements in Item 8 of the Form 10-K.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Mirant Litigation

In June 1999, O&R completed the sale of all of its generating assets and Con Edison of New York completed the sale of its two-thirds interest in the Bowline Point generating facility to affiliates (Mirant Affiliates) of Mirant Corporation (Mirant, formerly Southern Energy, Inc.). The total gross proceeds from the sale amounted to $476 million ($343 million attributable to O&R and $133 million attributable to Con Edison of New York). In 2003, Mirant and most of its subsidiaries filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. In January 2006, Mirant and most of its subsidiaries, but not the Mirant Affiliates, emerged from bankruptcy.

In May 2006, Mirant, the Mirant Affiliates and another Mirant subsidiary (the Claimants) commenced a proceeding seeking, among other things, to void the sale of the generating assets and recover the amounts paid by the Mirant Affiliates in connection with the sale (which the Claimants allege exceeded the fair value of the assets), together with interest on such amounts. In addition, the Claimants seek damages, and a declaration that the Utilities defend and indemnify the Mirant Affiliates, in connection with certain environmental, operational and other matters relating to some of the assets, the costs of which could be substantial. The Claimants also object to the allowance of claims totaling approximately $1 million filed by the Utilities in the bankruptcy proceeding.

In October 2006, the Mirant Affiliate that owns the Lovett generating units notified the PSC and O&R of its intention to retire the units in 2007 and 2008. O&R is in the process of constructing upgrades to its transmission and distribution system to meet anticipated demand growth, and believes that these upgrades will allow the system to meet existing reliability criteria in the event that the Lovett units are shut down.

The Companies are unable to predict whether or not any Mirant related lawsuits or other actions will have a material adverse effect on their financial position, results of operations or liquidity.

Power Outage Proceedings

During a July 2006 heat wave, electric service to a number of Con Edison of New York’s customers, predominantly in the company’s Long Island City distribution network in Queens, New York was interrupted. Also, a number of the company’s customers in Westchester County, New York, experienced weather-related outages in 2006.

The PSC is comprehensively investigating the Queens outage, including the circumstances surrounding the outage, the company’s response, communication and restoration efforts, the need for changes to the company’s practices and procedures and the costs incurred by the company related to the outage. The PSC is also reviewing the Westchester outages. Certain members of the New York State Assembly have filed a petition with the PSC with respect to the Queens outage and the

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

September 2006 outage in Westchester resulting from Tropical Storm Ernesto. Their petition requests the PSC, among other things, to determine how the company’s actions affect its liability to provide compensation to customers whose service was interrupted and to prohibit the company from recovering any costs from customers as a result of its alleged imprudent policies and grossly negligent response. In addition, the PSC has issued an order to engage an independent third party consultant to conduct an audit of the company’s performance in response to outage emergencies and planning for restoration of service.

As of September 30, 2006, Con Edison of New York had paid $14 million to compensate customers for spoilage of food and other perishables resulting from the Queens outage, incurred estimated operating costs of $53 million and capital and retirement costs of $25 million, relating to the Queens and Tropical Storm Ernesto outages, and accrued anticipated penalties under its 2005 Electric Rate Agreement of $18 million relating to customer outages. The company’s electric tariff prescribes compensation to customers for spoilage resulting from certain distribution system outages, but does not require compensation for weather-related overhead outages.

The Companies are unable to predict whether the outages and any related proceedings will have any further material adverse effect on their results of operation or have a material adverse effect on their financial position or liquidity.

Guarantees

Con Edison and its subsidiaries enter into various agreements providing financial or performance assurance primarily to third parties on behalf of their subsidiaries. In addition, a Con Edison Development subsidiary has issued a guarantee on behalf of an entity in which it has an equity interest. Maximum amounts guaranteed by Con Edison totaled $1.3 billion and $1.1 billion at September 30, 2006 and December 31, 2005, respectively.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

A summary, by type and term, of Con Edison’s total guarantees at September 30, 2006 is as follows:

Guarantee Type	0–3 years	4–10 years	> 10 years	Total
	(Millions of Dollars)
Commodity transactions	$849	$13	$269	$1,131
Affordable housing program	—	29	—	29
Intra-company guarantees	18	—	1	19
Other guarantees	32	49	—	81
TOTAL	$899	$91	$270	$1,260

Other guarantees include $47 million of guarantees issued by Con Edison covering RCN Corporation’s (RCN) lease payments for the right to use Con Edison of New York’s conduit system in accordance with a tariff approved by the PSC and rent payment obligations under various lease agreements for office buildings. See Note U to the financial statements in Item 8 of the Form 10-K.

For a description of guarantee types, see Note I to the financial statements in Item 8 of the Form 10-K.

Note I – Stock-Based Compensation

The Companies compensate employees and directors with, among other things, stock options, restricted stock units and contributions to a discount stock purchase plan. Shares of Con Edison common stock used to satisfy the Companies’ obligations with respect to such compensation may be new (authorized, but unissued) shares, treasury shares or shares purchased on the open market. The shares used during the nine months ended September 30, 2006 have been new shares, except for shares distributed to a retired officer with respect to 30,000 vested restricted stock units which were purchased in the open market.

In January 2006, Con Edison adopted SFAS No. 123(R), “Share-Based Payment,” applying the modified prospective approach. Pursuant to SFAS No. 123(R), the Companies have recognized the cost of stock based compensation as an expense using a fair value measurement method. The following table summarizes stock-based compensation expense recognized by the Companies in the three and nine months ended September 30, 2006:

	For the Three Months Ended September 30, 2006		For the Nine Months Ended September 30, 2006
(Millions of Dollars)	Con Edison	Con Edison of New York	Con Edison	Con Edison of New York
Stock options	$2	$1	$8	$7
Restricted stock units	—	—	1	—
Performance-based restricted stock	2	1	11	9

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

If the Companies had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – An Amendment of Financial Accounting Standards Board (FASB) Statement No. 123,” for the purposes of recognizing expense for stock-based compensation arrangements, the following table illustrates the effect on net income and earnings per share for the three and nine months ended September 30, 2005:

	For the Three Months Ended September 30, 2005		For the Nine Months Ended September 30, 2005
(Millions of Dollars, except per share amounts/Shares in Millions)	Con Edison	Con Edison of New York	Con Edison	Con Edison of New York
Net income, as reported	$285	$282	$581	$573
Add: Stock-based compensation expense included in reported net income, net of related tax effects	1	1	4	3
Deduct: Total stock-based compensation expense determined under fair value method for all awards, net of related tax effects	2	2	7	6
Pro forma net income	$284	$281	$578	$570
Earnings per common share:
Basic - as reported	$1.17		$2.39
Basic - pro forma	$1.16		$2.37
Diluted - as reported	$1.16		$2.38
Diluted - pro forma	$1.16		$2.37

Stock Options

For a description of the stock options, and the 1996 Stock Option Plan and the Long Term Incentive Plan (LTIP) under which the stock options have been awarded, reference is made to Note N to the financial statements in Item 8 of the Form 10-K. Pursuant to SFAS No. 123(R), the Companies generally recognize compensation expense (based on the fair value of stock option awards) over the continuous service period in which the options vest. Awards to employees currently eligible for retirement are expensed in the month awarded.

The outstanding options are “equity awards” because shares of Con Edison common stock are delivered upon exercise of the options. As equity awards, the fair value of the options is measured at the grant date. The weighted average fair value of options awarded in 2006 is $3.81. This value was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

2006
Risk-free interest rate	4.62%
Expected term	4.6 years
Expected stock volatility	13.41%
Expected dividend yield	5.06%

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

The weighted average risk-free rate is calculated using the five-year U.S. Treasury securities rate on the grant date of each stock option and then weighted for the number of shares awarded. The expected life of the options is based on historical employee exercise behavior and post-vesting cancellations. The expected stock volatility is calculated using the quarterly closing prices of Con Edison stock over a period of five years, which approximates the expected term of the options. The expected dividend yield is calculated using the annualized dividend divided by the stock price on the date of grant.

A summary of changes in the status of stock options during the three and nine months ended September 30, 2006 is as follows:

	Con Edison		Con Edison of New York
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at 12/31/05	7,867,151	$41.913	6,697,401	$42.000
Granted	804,000	46.880	699,000	46.880
Exercised	(67,500)	37.560	(60,800)	37.404
Forfeited	(20,900)	42.691	(5,000)	44.688
Outstanding at 3/31/06	8,582,751	$42.412	7,330,601	$42.503
Granted	859,900	43.500	711,700	43.500
Exercised	(64,725)	35.935	(55,725)	35.538
Forfeited	(19,000)	44.353	(13,000)	44.765
Outstanding at 6/30/06	9,358,926	$42.553	7,973,576	$42.637
Granted	—	—	—	—
Exercised	(235,200)	39.003	(192,800)	39.220
Forfeited	(17,000)	46.108	(11,800)	45.452
Outstanding at 9/30/06	9,106,726	$42.641	7,768,976	$42.722

The weighted average exercise price of options awarded in 2006 was $45.13 per share. The change in the fair value of all outstanding options from their grant dates to September 30, 2006 (aggregate intrinsic value) was $32 million for Con Edison. The aggregate intrinsic value of options exercised in the three months ended September 30, 2006 was $2 million and the cash received by Con Edison for payment of the exercise price was $9 million. The weighted average remaining contractual life of options outstanding is six years as of September 30, 2006.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

The following table summarizes stock options outstanding at September 30, 2006 for each plan year for the Companies:

		Con Edison			Con Edison of New York
Plan Year	Remaining Contractual Life	Options Outstanding	Weighted Average Exercise Price	Options Exercisable	Options Outstanding	Weighted Average Exercise Price	Options Exercisable
2006	10	1,654,800	45.142	—	1,404,700	45.182	—
2005	9	1,273,050	42.735	—	1,027,750	42.718	—
2004	8	1,290,150	43.766	—	1,046,700	43.764	—
2003	7	1,431,675	39.735	1,431,675	1,191,075	39.794	1,191,075
2002	6	1,240,050	42.510	1,240,050	1,071,550	42.510	1,071,550
2001	5	718,400	37.750	718,400	620,900	37.750	620,900
2000	4	214,100	32.500	214,100	168,100	32.500	168,100
1999	3	891,350	47.938	891,350	849,550	47.938	849,550
1998	2	358,000	42.563	358,000	353,500	42.563	353,500
1997	1	35,151	31.500	35,151	35,151	31.500	35,151
Total		9,106,726		4,888,726	7,768,976		4,289,826

The total expense to be recognized in future periods for unvested stock options outstanding as of September 30, 2006 is $6 million for Con Edison, including $4 million for Con Edison of New York.

Restricted Stock Units

For a description of the restricted stock units, reference is made to Note N to the financial statements in Item 8 of the Form 10-K. In certain cases, dividend equivalents are paid on the restricted stock units. In 2006, restricted stock unit awards under the LTIP were made as follows: (i) annual awards to officers under restricted stock unit agreements that provide for adjustment of the number of units (as described in Note N to the financial statements in Item 8 of the Form 10-K, performance-based restricted stock units or PBRS) and (ii) under the directors’ deferred compensation plan. No other awards of restricted stock units were made in 2006.

In accordance with SFAS No. 123(R), for outstanding restricted stock awards other than PBRS or awards under the directors’ deferred compensation plan, the Companies have accrued a liability based on the market value of a common share on the grant date and are recognizing compensation expense over the vesting period. The weighted average vesting period for outstanding awards is two years and is based on the employees’ continuous service to Con Edison; the latest period ends April 2009. Prior to vesting, the awards are subject to forfeiture in whole or in part under certain circumstances. The awards are “liability awards” because each restricted stock unit represents the right to receive, upon vesting, one share of Con Edison common stock, the cash value of a share or a combination thereof. As such, prior to vesting, changes in the fair value of the units are reflected in net income. At September 30, 2006, there were 192,500 and 141,700 units outstanding for Con Edison and Con Edison of New York,

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

respectively. The weighted average fair value as of the grant date of the outstanding units is $35.844 per unit and $34.732 per unit for Con Edison and Con Edison of New York, respectively. In September 2006, 30,000 vested restricted stock units were distributed to a retired officer. The total expense to be recognized by the Companies in future periods for unvested awards outstanding as of September 30, 2006 is $1 million.

For PBRS that are subject to adjustment based on Con Edison’s total shareholder return relative to the Standard and Poor’s Electric Utilities Index during a specified performance period (the TSR portion), the Companies use a Monte Carlo simulation model to estimate the fair value of the awards. The fair value is recomputed each reporting period as of the earlier of the reporting date and the vesting date. For PBRS that are subject to adjustment based on determinations made in connection with the Companies’ annual bonus plans (the EIP portion), the fair value of the awards is determined using the market price on the date of grant. PBRS awards are “liability awards” because each PBRS represent the right to receive, upon vesting, one share of Con Edison common stock, the cash value of a share or a combination thereof. As such, changes in the fair value of the PBRS are reflected in net income. The following table illustrates the assumptions used to calculate the fair value of the awards:

2006
Risk-free interest rate	4.48 to 4.88%
Expected term	3 years
Expected volatility	13.15%
Expected quarterly dividends	$0.575 to $0.59

The risk-free rate is based on the U.S. Treasury zero-coupon yield curve on the date of grant. The expected term of the PBRS is three years, which equals the vesting period. The Companies do not expect significant forfeitures to occur. The expected volatility is calculated using daily closing stock prices over a period of three years, which approximates the expected term of the awards. Expected annual escalation of dividends is based on historical trends.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

A summary of changes in the status of the PBRS’ TSR portion during the three months ended September 30, 2006 is as follows:

	Con Edison		Con Edison of New York
	Units	Weighted Average Fair Value*	Units	Weighted Average Fair Value*
Non-vested at 12/31/05	206,275	$31.489	171,950	$31.581
Granted	99,300	43.830	87,400	43.830
Vested and Exercised	(156,450)	46.477	(144,475)	46.455
Forfeited	—	—	—	—
Non-vested at 3/31/06	149,125	$29.252	114,875	$29.530
Granted	—	—	—	—
Vested and Exercised	—	—	—	—
Forfeited	—	—	—	—
Non-vested at 6/30/06	149,125	$31.190	114,875	$44.440
Granted	—	—	—	—
Vested and Exercised	—	—	—	—
Forfeited	—	—	—	—
Non-vested at 9/30/06	149,125	$24.800	114,875	$25.140
*	Fair value is determined using the Monte Carlo simulation described above.

A summary of changes in the status of the PBRS’ EIP portion during the three months ended September 30, 2006 is as follows:

	Con Edison		Con Edison of New York
	Units	Weighted Average Price	Units	Weighted Average Price
Non-vested at 12/31/05	206,275	$43.297	171,950	$43.300
Granted	99,300	46.880	87,400	46.880
Vested and Exercised	(156,450)	46.477	(144,475)	46.455
Forfeited	—	—	—	—
Non-vested at 3/31/06	149,125	$43.500	114,875	$43.500
Granted	—	—	—	—
Vested and Exercised	—	—	—	—
Forfeited	—	—	—	—
Non-vested at 6/30/06	149,125	$44.440	114,875	$44.440
Granted	—	—	—	—
Vested and Exercised	—	—	—	—
Forfeited	—	—	—	—
Non-vested at 9/30/06	149,125	$46.200	114,875	$46.200

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

The total expense to be recognized by the Companies in future periods for unvested PBRS outstanding as of September 30, 2006 is $4 million (including $3 million for Con Edison of New York).

For a description of the Non-Officer Director Deferred Compensation plan, reference is made to Note N to the financial statements in Item 8 of the Form 10-K. Restricted stock units issued under the directors’ deferred compensation plan are considered “equity awards,” because they may only be settled in shares. Directors immediately vest in units issued to them. The fair value of the units is determined using the closing price of Con Edison’s common stock on the business day immediately preceding the date of issue. In the three and nine months ended September 30, 2006, approximately 2,384 and 23,196 units were issued, respectively.

Stock Purchase Plan

For a description of the Stock Purchase Plan, reference is made to Note N to the financial statements in Item 8 of the Form 10-K. Participants in the plan immediately vest in shares purchased by them under the plan. The fair value of the shares of Con Edison common stock purchased under the plan was calculated using the average of the high and low composite sale prices at which shares were traded at the New York Stock Exchange on the trading day immediately preceding such purchase dates. In the three and nine months ended September 30, 2006, 127,529 and 439,646 shares were purchased under the Stock Purchase Plan at a weighted average price of $44.62 and $44.94 per share, respectively.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note J - Financial Information By Business Segment

Reference is made to Note O to the financial statements in Item 8 of the Form 10-K.

The financial data for the business segments are as follows:

	For the Three Months Ended September 30,
	Operating Revenues		Inter-segment revenues		Depreciation and amortization		Operating Income
(Millions of Dollars)	2006	2005	2006	2005	2006	2005	2006	2005
Con Edison of New York
Electric	$2,273	$2,301	$2	$2	$104	$98	$314	$363
Gas	185	209	1	1	20	19	7	3
Steam	104	111	18	19	12	12	—	6
Consolidation adjustments	—	—	(21)	(22)	—	—	—	—
Total Con Edison of New York	$2,562	$2,621	$—	$—	$136	$129	$321	$372
O&R
Electric	$205	$201	$—	$—	$7	$7	$25	$25
Gas	26	23	—	—	2	2	(2)	(2)
Total O&R	$231	$224	$—	$—	$9	$9	$23	$23
Competitive energy businesses	$661	$490	$11	$2	$10	$9	$29	$2
Other*	(13)	2	(11)	(2)	—	—	2	—
Total Con Edison	$3,441	$3,337	$—	$—	$155	$147	$375	$397
*	Parent company expenses, primarily interest, and consolidation adjustments. Other does not represent a business segment.

	For the Nine Months Ended September 30,
	Operating Revenues		Inter-segment revenues		Depreciation and amortization		Operating Income
(Millions of Dollars)	2006	2005	2006	2005	2006	2005	2006	2005
Con Edison of New York
Electric	$5,449	$5,201	$7	$7	$308	$294	$630	$650
Gas	1,238	1,160	2	2	60	57	136	126
Steam	485	474	56	38	36	27	70	51
Consolidation adjustments	—	—	(65)	(47)	—	—	—	—
Total Con Edison of New York	$7,172	$6,835	$—	$—	$404	$378	$836	$827
O&R
Electric	$455	$446	$—	$—	$19	$19	$43	$48
Gas	166	154	—	—	7	7	9	9
Total O&R	$621	$600	$—	$—	$26	$26	$52	$57
Competitive energy businesses	$1,568	$1,089	$45	$7	$30	$30	$38	$22
Other*	(47)	(1)	(45)	(7)	—	—	5	(2)
Total Con Edison	$9,314	$8,523	$—	$—	$460	$434	$931	$904
*	Parent company expenses, primarily interest, and consolidation adjustments. Other does not represent a business segment.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note K - Derivative Instruments and Hedging Activities

Reference is made to Note P to the financial statements in Item 8 of the Form 10-K.

Energy Price Hedging

Con Edison’s subsidiaries hedge market price fluctuations associated with physical purchases and sales of electricity, natural gas, and steam by using derivative instruments including futures, forwards, basis swaps, options, transmission congestion contracts and financial transmission rights contracts. The fair values of these hedges at September 30, 2006 and December 31, 2005 were as follows:

	Con Edison		Con Edison of New York
(Millions of Dollars)	2006	2005	2006	2005
Fair value of net assets/(liabilities)	$(371)	$280	$(214)	$223

Credit Exposure

The Companies are exposed to credit risk related to transactions entered into primarily for the various energy supply and hedging activities by the Utilities and the competitive energy businesses. The Companies use credit policies to manage this risk, including an established credit approval process, monitoring of counterparty limits, netting provisions within agreements and collateral or prepayment arrangements.

Con Edison and Con Edison of New York had $367 million and $71 million credit exposure in connection with energy supply and hedging activities, net of collateral and reserves, at September 30, 2006, respectively. Con Edison’s net credit exposure consisted of $235 million with investment-grade counterparties and $132 million primarily with commodity exchange brokers. Con Edison of New York’s net credit exposure was primarily with commodity exchange brokers.

Cash Flow Hedges

Con Edison’s subsidiaries designate a portion of derivative instruments as cash flow hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

The following table presents selected information related to these cash flow hedges included in accumulated OCI at September 30, 2006:

	Maximum Term		Accumulated Other Comprehensive Income/ (Loss) Net of Tax		Portion Expected to be Reclassified to Earnings during the Next 12 Months
(Term in Months/Millions of Dollars)	Con Edison	Con Edison of New York	Con Edison	Con Edison of New York	Con Edison	Con Edison of New York
Energy Price Hedges	39	5	$(43)	$—	$(19)	$—

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

The actual amounts that will be reclassified to earnings may vary from the expected amounts presented above as a result of changes in market prices. The effect of reclassification from accumulated OCI to earnings will generally be offset by the recognition of the hedged transaction in earnings.

The unrealized net gains and losses relating to the hedge ineffectiveness of these cash flow hedges that were recognized in net earnings for the three and nine months ended September 30, 2006 and 2005 were immaterial to the results of operations of the Companies for those periods.

Other Derivatives

The Companies enter into certain derivative instruments that do not qualify or are not designated as hedges under SFAS No. 133. However, management believes these instruments represent economic hedges that mitigate exposure to fluctuations in commodity prices. The Utilities are permitted by their respective regulators to reflect in rates all reasonably incurred gains and losses on these instruments. See “Recoverable Energy Costs” in Note A to the financial statements in Item 8 of the Form 10-K. Con Edison’s competitive energy businesses record unrealized gains and losses on these derivative contracts in earnings in the reporting period in which they occur. For the three and nine months ended September 30, 2006, Con Edison recorded in non-utility operating revenues unrealized pre-tax losses of $8 million and $67 million, respectively. These losses reflect primarily lower prices on natural gas contracts employed as economic hedges used to support wholesale and retail obligations of the competitive energy businesses that did not qualify for cash flow hedge accounting. For the three and nine months ended September 30, 2005, Con Edison recorded in non-utility operating revenues unrealized pre-tax losses of $22 million and $23 million, respectively. These losses were due primarily to the forward market price of electricity sold by the competitive energy businesses increasing more than the forward market price of fuel purchased by the competitive energy businesses.

Interest Rate Hedging

Con Edison’s subsidiaries use interest rate swaps to manage interest rate exposure associated with debt. The fair values of these interest rate swaps at September 30, 2006 and December 31, 2005 were as follows:

	Con Edison		Con Edison of New York
(Millions of Dollars)	2006	2005	2006	2005
Fair value of interest rate swaps	$(16)	$(18)	$(3)	$(3)

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Fair Value Hedges

Con Edison of New York’s swap (related to its $225 million of Series 2001A tax-exempt debt) is designated as a fair value hedge, which qualifies for “short-cut” hedge accounting under SFAS No. 133. Under this method, changes in fair value of the swap are recorded directly against the carrying value of the hedged bonds and have no impact on earnings.

Cash Flow Hedges

Con Edison Development and O&R have entered into interest rate swaps that are designated as cash flow hedges under SFAS No. 133. Any gain or loss on the hedges is recorded in OCI and reclassified to interest expense and included in earnings during the periods in which the hedged interest payments occur. See “Interest Rate Hedging” in Note P to the financial statements in Item 8 of the Form 10-K for the contractual components of the interest rate swaps accounted for as cash flow hedges.

Note L – New Financial Accounting Standards

Reference is made to Note T to the financial statements in Item 8 of the Form 10-K and Note L to the financial statements in Part I, Item 1 of the First Quarter Form 10-Q and Second Quarter Form 10-Q.

In September 2006, the FASB issued FASB Staff Position (“FSP”) No. AUG AIR-1, “Accounting for Planned Major Maintenance Activities.” This FSP prohibits the use of the accrual-in-advance method of accounting for planned major maintenance activities. The guidance in this FSP becomes effective in the first fiscal year beginning after December 15, 2006. Neither Con Edison nor Con Edison of New York expects the implementation of this FSP to have a material effect on its financial position, results of operations or liquidity.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value and expands the disclosures about fair value measurements. It applies to other accounting pronouncements that require fair value measurements and, accordingly, does not require any new fair value measurements. The guidance in this Statement becomes effective for financial statements issued for fiscal years beginning after November 15, 2007. The Companies are currently evaluating the impact of this Statement on their financial position, results of operations and liquidity.

In September 2006, the FASB issued FASB Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Benefits – an amendment of FASB Statements No. 87, 88, 106 and 123(R).” This Statement requires an employer that sponsors one or more defined benefit

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

pension or other postretirement plans to recognize an asset or liability for the overfunded or underfunded status of the plan. For a pension plan, the asset or liability is the difference between the fair value of the plan’s assets and the projected benefit obligation. For any other postretirement benefit plan, the asset or liability is the difference between the fair value of the plan’s assets and the accumulated postretirement benefit obligation. Employers must recognize all unrecognized prior service costs and credits and unrecognized actuarial gains and losses in accumulated other comprehensive income, net of tax. Such amounts would be adjusted as they are subsequently recognized as components of net periodic benefit cost or income pursuant to the current recognition and amortization provisions of FASB Statements No. 87, “Employers’ Accounting for Pensions,” and No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” For a description of the Companies’ pension plan and other postretirement benefit plans, see Notes E and F to the financial statements in Item 8 of the Form 10-K. In general, under the Utilities’ rate plans, the difference between expenses recognized under these accounting standards and the rate allowance is deferred. The Utilities will record a regulatory asset for the amount that would otherwise have been charged to other comprehensive income. The guidance in this statement becomes effective for financial statements issued for fiscal years ending after December 15, 2006. If this Statement had been effective as of December 31, 2005, the Companies would have accrued an additional liability of $1.0 billion for pension and other postretirement benefits, eliminated the prepaid pension asset of $1.5 billion, and recorded a regulatory asset of $2.5 billion.

In July 2006, the FASB issued FSP No. FAS 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction,” which becomes effective for fiscal years beginning after December 15, 2006. This FSP requires the expected timing of income tax cash flows generated by Con Edison’s LILO transactions to be reviewed at least annually. If the expected timing of the cash flows is revised, the rate of return and the allocation of income would be recalculated from the inception of the LILO transactions, and the company would be required to recalculate the accounting effect of the LILO transactions, which would result in a charge to earnings that could have a material adverse effect on the company’s results of operations. See Note H.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109.” This interpretation clarifies the accounting for uncertain tax positions in accordance with FASB Statement No. 109 and becomes effective for fiscal years beginning after December 15, 2006. Under the interpretation, an enterprise would not be allowed to recognize, in its financial statements, the benefit of a tax position unless that position is more likely than not to be sustained upon examination, by taxing authorities including resolution of any related appeals and litigation processes, based solely on the technical merits of the position. The IRS has completed its audits of the Companies’ federal income tax returns through 1997. The Companies’ federal income tax returns

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

for subsequent years, which the IRS is reviewing, reflect certain tax positions with which the IRS does not or may not agree, including tax positions with respect to Con Edison’s leveraged lease transactions and the deduction of certain construction related costs. See Note H. The Companies are continuing to evaluate the interpretation; however, it is not expected to have a material impact on their financial position, results of operations and liquidity.

Note M - Con Edison Communications (CEC)

Reference is made to Note U to the financial statements in Item 8 of the Form 10-K.

In March 2006, Con Edison completed the sale of CEC to RCN and received approximately $39 million in cash, subject to certain adjustments. The sale resulted in a loss from discontinued operations of approximately $1 million for the nine months ended September 30, 2006.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF NEW YORK)

This combined management’s discussion and analysis of financial condition and results of operations (MD&A) relates to the consolidated financial statements (the Third Quarter Financial Statements) included in this report of two separate registrants: Consolidated Edison, Inc. (Con Edison) and Consolidated Edison Company of New York, Inc. (Con Edison of New York). As used in this report, the term the “Companies” refers to Con Edison and Con Edison of New York. Con Edison of New York is a subsidiary of Con Edison and, as such, information in this MD&A about Con Edison of New York applies to Con Edison.

This MD&A should be read in conjunction with the Third Quarter Financial Statements and the notes thereto and the MD&A in Item 7 of the Companies’ combined Annual Report on Form 10-K for the year ended December 31, 2005 (File Nos. 1-14514 and 1-1217, the Form 10-K) and the MD&A in Part I, Item 2 of their combined Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2006 and June 30, 2006 (File Nos. 1-14514 and 1-1217, the First Quarter Form 10-Q and the Second Quarter Form 10-Q, respectively).

Information in the notes to the consolidated financial statements referred to in this discussion and analysis is incorporated by reference herein. The use of terms such as “see” or “refer to” shall be deemed to incorporate by reference into this discussion and analysis the information to which reference is made.

Corporate Overview

Con Edison’s principal business operations are those of its utility companies, Con Edison of New York and Orange and Rockland Utilities, Inc. (O&R), together known as the “Utilities.” Con Edison also has competitive energy businesses (see “Competitive Energy Businesses,” below). Certain financial data of Con Edison’s businesses is presented below:

	Three Months Ended September 30, 2006				Nine Months Ended September 30, 2006				At September 30, 2006
(Millions of Dollars)	Operating Revenues		Net Income		Operating Revenues		Net Income		Assets
Con Edison of New York	$2,562	74%	$199	86%	$7,172	77%	$517	96%	$22,272	85%
O&R	231	7%	17	7%	621	7%	32	6%	1,577	6%
Total Utilities	2,793	81%	216	93%	7,793	84%	549	102%	23,849	91%
Con Edison Development (a)	325	10%	23	10%	723	8%	16	3%	1,267	5%
Con Edison Energy (a)	9	—%	1	—%	30	—%	(1)	—%	413	2%
Con Edison Solutions (a)	338	10%	(3)	(1)%	860	9%	(1)	—%	59	—%
Other (b)	(24)	(1)%	(6)	(2)%	(92)	(1)%	(26)	(5)%	553	2%
Total continuing operations	3,441	100%	231	100%	9,314	100%	537	100%	26,141	100%
Discontinued operations (c)	—	—%	—	—%	—	—%	(1)	—%	—	—%
Total Con Edison	$3,441	100%	$231	100%	$9,314	100%	$536	100%	$26,141	100%
(a)	Net income of the Competitive Energy Businesses for the three months and nine months ended September 30, 2006 includes $5 million and $40 million, respectively, of net after-tax mark-to-market losses.
(b)	Represents inter-company and parent company accounting. See “Results of Operations,” below.
(c)	Represents the discontinued operations of Con Edison Communications.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

Con Edison’s net income for common stock for the three months ended September 30, 2006 was $231 million or $0.93 a share compared with earnings of $285 million or $1.17 a share for the three months ended September 30, 2005. Net income for common stock for the nine months ended September 30, 2006 was $536 million or $2.17 a share compared with earnings of $581 million or $2.39 a share for the nine months ended September 30, 2005. See “Results of Operations – Summary,” below.

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

Con Edison anticipates that the Utilities will continue to provide substantially all of its earnings over the next few years. The Utilities’ earnings will depend on various factors including demand for utility service and the Utilities’ ability to charge rates for their services that reflect the costs of service, including a return on invested equity capital. The factors affecting demand for utility service include weather, market prices for energy and economic conditions. Demand for electric service peaks during the summer air conditioning season. Demand for gas and steam service peaks during the winter heating season.

Because the energy delivery infrastructure must be adequate to meet demand in peak periods with a high level of reliability, the Utilities’ capital investment plans reflect in great part the actual growth in electric peak demand adjusted to summer design weather conditions, as well as forecast growth in peak usage. The Utilities had estimated that, under design weather conditions, the 2006 peak electric demand in their respective service areas would be 13,400 MW for Con Edison of New York and 1,570 MW for O&R. On August 2, 2006, the electric demand served by the Utilities reached new record peaks: 13,141 MW for Con Edison of New York, and 1,617 MW for O&R. Also, on August 2, 2006, the New York Independent System Operator invoked demand reduction programs for Con Edison of New York customers. Without these reduction programs, the actual peak demand for Con Edison of New York would have been higher.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

The average annual growth rate of the peak electric demand over the next five years at design conditions is estimated to be approximately 1.5 percent for Con Edison of New York and 2.7 percent for O&R. Design conditions do not include the potential impact of those demand reduction programs that are invoked only in specific circumstances. The Companies anticipate an ongoing need for substantial capital investment in order to meet this growth in peak usage with the high level of reliability that they currently provide (see “Liquidity and Capital Resources – Capital Requirements,” below).

The Utilities have rate plans approved by state utility regulators that cover the rates they can charge their customers. Con Edison of New York’s electric, gas and steam rate plans are effective through March 31, 2008, September 30, 2007 and September 30, 2008, respectively. On November 2, 2006, the company filed a request with the New York State Public Service Commission (PSC) for new gas rates, to be effective October 1, 2007. O&R will continue to charge its electric service customers in New York the tariff rates prescribed by the rate plan that ended on October 31, 2006. O&R’s rate plan for its gas service in New York extends through October 31, 2009. In June 2006, O&R’s New Jersey subsidiary, Rockland Electric Company, filed a request with the New Jersey Board of Public Utilities for new electric rates, to be effective April 1, 2007. Pursuant to the Utilities’ rate plans, charges to customers generally may not be changed during the respective terms of the rate plans other than for recovery of the costs incurred for energy supply, for specified increases provided in the rate plans and for limited other exceptions. The rate plans generally require the Utilities to share with customers earnings in excess of specified rates of return on common equity capital. Changes in delivery volumes are reflected in operating income (except to the extent that weather-normalization provisions apply to the gas businesses, and subject to provisions in the rate plans for sharing above-target earnings with customers). See “Regulatory Matters,” below and Note B to the Third Quarter Financial Statements.

Accounting rules and regulations for public utilities include Statement of Financial Accounting Standards (SFAS) No. 71, “Accounting for the Effects of Certain Types of Regulation,” pursuant to which the economic effects of rate regulation are reflected in financial statements. See “Application of Critical Accounting Policies,” below.

COMPETITIVE ENERGY BUSINESSES

Con Edison’s competitive energy businesses are subject to different risks than the Utilities. See “Risk Factors,” below. At September 30, 2006, Con Edison’s equity investment in its competitive energy businesses was $529 million and their assets amounted to $1,739 million.

Consolidated Edison Solutions, Inc. (Con Edison Solutions) sells electricity directly to some delivery-service customers of the Utilities and other utilities primarily in the Northeast and Mid-Atlantic regions and also offers energy-related services. Con Edison Solutions does not sell electricity to the

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

Utilities. The company sold approximately 8 million megawatt hours of electricity to customers over the nine-month period ended September 30, 2006.

Consolidated Edison Development, Inc. (Con Edison Development) owns and operates generating plants and participates in other infrastructure projects. At September 30, 2006, the company owned the equivalent of 1,668 MW of capacity in electric generating facilities of which 203 MW is sold under long-term purchase power agreements and the balance is sold on the wholesale electricity markets. In addition, the company participates in wholesale load transactions in which electricity is sold to utilities.

Consolidated Edison Energy, Inc. (Con Edison Energy) provides energy and capacity to Con Edison Solutions and others and markets the output of plants owned or operated by Con Edison Development. The company also provides energy risk management services to Con Edison Solutions and Con Edison Development and offers these services to others and manages wholesale load transactions for Con Edison Development.

The competitive energy businesses intend to focus on increasing their customer base, gross margins and the value of their existing assets.

DISCONTINUED OPERATIONS

In March 2006, Con Edison completed the sale of Con Edison Communications, LLC (Con Edison Communications) to RCN Corporation. See Note M to the Third Quarter Financial Statements.

RESULTS OF OPERATIONS - SUMMARY

Con Edison’s earnings per share for the three months ended September 30, 2006 were $0.93 ($0.92 on a diluted basis) compared with $1.17 ($1.16 on a diluted basis) for the 2005 period. Con Edison’s earnings per share for the nine months ended September 30, 2006 were $2.17 ($2.16 on a diluted basis) compared with $2.39 ($2.38 on a diluted basis) for the 2005 period.

Net income for the three and nine months ended September 30, 2006 and 2005 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions of Dollars)	2006	2005	2006	2005
Con Edison of New York	$199	$282	$517	$573
O&R	17	18	32	41
Competitive energy businesses (a)	21	(8)	14	(13)
Other (b)	(6)	(5)	(26)	(15)
Total continuing operations	231	287	537	586
Discontinued operations (c)	—	(2)	(1)	(5)
CON EDISON	$231	$285	$536	$581
(a)	Includes $5 million, $13 million, $40 million and $14 million of net after-tax mark-to-market losses in the three months ended September 30, 2006 and 2005 and the nine months ended September 30, 2006 and 2005, respectively.
(b)	Other consists of inter-company and parent company accounting including interest expense on debt and the related income tax expense. See “Results of Operations,” below.
(c)	Represents the discontinued operations of Con Edison Communications. See Note M to the Third Quarter Financial Statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

The Companies’ results of operations for the three and nine months ended September 30, 2006, as compared with the 2005 periods, reflect milder weather in 2006, the Companies’ rate plans (including the electric rate plan that took effect in April 2005), expenditures related to the power outages discussed under “Power Outage Proceedings” in Note H to the Third Quarter Financial Statements and increased interest expense. Con Edison’s results of operations also reflect the competitive energy businesses’ results including net mark-to-market losses. The following table presents the estimated effect on earnings per share and net income for the three and nine months ended September 30, 2006 as compared with the 2005 periods, resulting from these and other major factors:

	Three Months Variation		Nine Months Variation
	Earnings per Share	Net Income (Millions of Dollars)	Earnings per Share	Net Income (Millions of Dollars)
Con Edison of New York
Sales growth	$0.05	$13	$0.11	$27
Impact of weather in 2006 versus 2005	(0.12)	(31)	(0.24)	(60)
Electric rate plan	0.10	26	0.52	128
Gas rate plan	0.01	3	0.06	14
Steam rate plan	—	—	0.05	11
Queens power outage	(0.16)	(39)	(0.16)	(39)
Operations and maintenance expense - other	(0.11)	(28)	(0.20)	(49)
Stock-based compensation expense	—	(1)	(0.03)	(7)
Depreciation and property taxes	(0.04)	(11)	(0.21)	(52)
Interest charges - timing of deductions of construction-related costs	(0.06)	(14)	(0.06)	(14)
Interest charges - other	(0.04)	(11)	(0.10)	(26)
Other (includes dilutive effect of new stock issuances)	0.01	10	—	11
Total Con Edison of New York	(0.36)	(83)	(0.26)	(56)
Orange and Rockland Utilities	—	(1)	(0.04)	(9)
Competitive energy businesses
Earnings excluding net mark-to-market losses	0.09	21	0.21	53
Net mark-to-market losses	0.04	8	(0.10)	(26)
Other, including parent company expenses	(0.01)	(1)	(0.05)	(11)
Discontinued operations	—	2	0.02	4
Total	$(0.24)	$(54)	$(0.22)	$(45)

See “Results of Operations,” below for further discussion and analysis of results of operations.

RISK FACTORS

The Companies’ businesses are influenced by many factors that are difficult to predict, and that involve uncertainties that may materially affect actual operating results, cash flows and financial condition. The factors include those described under “Risk Factors” in Item 7 of the Form 10-K.

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES

The Companies’ financial statements reflect the application of their accounting policies, which conform to accounting principles generally accepted in the United States of America. The Companies’ critical accounting policies include industry-specific accounting applicable to regulated public utilities and accounting for pensions and other postretirement benefits, contingencies, long-lived assets, derivative instruments, goodwill and leases. See “Application of Critical Accounting Policies” in Item 7 of the Form 10-K and Note L to the Third Quarter Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

The Companies’ liquidity reflects cash flows from operating, investing and financing activities, as shown on their respective consolidated statement of cash flows and as discussed below. See “Liquidity and Capital Resources” in Item 7 of the Form 10-K. Changes in the Companies’ cash and temporary cash investments resulting from operating, investing and financing activities for the nine months ended September 30, 2006 and 2005 are summarized as follows:

	Con Edison			Con Edison of New York
(Millions of Dollars)	2006	2005	Variance	2006	2005	Variance
Operating activities	$646	$615	$31	$608	$549	$59
Investing activities	(1,339)	(661)	(678)	(1,294)	(590)	(704)
Financing activities	846	139	707	822	113	709
Net change	$153	$93	$60	$136	$72	$64
Balance at beginning of period	81	26	55	61	10	51
Balance at end of period	$234	$119	$115	$197	$82	$115

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

Net cash flows from operating activities for the nine months ended September 30, 2006 for Con Edison and Con Edison of New York reflect net income and changes in certain assets and liabilities.

Net income is the result of cash and non-cash (or accrual) transactions. Only cash transactions affect the Companies’ cash flows from operating activities. Principal non-cash charges include depreciation and deferred income tax expense. For Con Edison of New York, principal non-cash credits also include amortizations of certain net regulatory liabilities, including the tax effects, in accordance with its rate plans. See Note B to the Third Quarter Financial Statements.

Net cash flows from operating activities for the nine months ended September 30, 2006 for Con Edison and Con Edison of New York were $31 million and $59 million higher, respectively, than in the 2005 period. The increase in net cash flows reflects the timing of Con Edison of New York’s New York City property tax payments and higher energy prices in the last quarter of 2005. The company achieved a 1.5 percent reduction in its City property taxes for the fiscal year ending June 30, 2006 by prepaying the annual tax amount due on June 30, 2005 instead of paying semi-annual installments on their due dates (July 1, 2005 and January 1, 2006). For the fiscal year ending June 30, 2007, the company made a semi-annual installment on July 1, 2006. The higher 2005 energy prices resulted in higher accounts receivable, net of allowance for uncollectibles, and accounts payable at the beginning of the 2006 period and increased collections of receivables from customers and accounts payable payments in the 2006 period.

Cash Flows Used in Investing Activities

Net cash flows used in investing activities for Con Edison and Con Edison of New York were $678 million and $704 million higher, respectively, for the nine months ended September 30, 2006 than in the 2005 period. The increases for the Companies reflect primarily increased utility construction expenditures, offset by net sale proceeds received in 2006 of $60 million from the sale of the West 24th Street property compared with $534 million of net sale proceeds received in 2005 for certain properties

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

located on First Avenue in Manhattan. For Con Edison, the change was offset in part by $39 million of net proceeds from the completion of the sale of Con Edison Communications in March 2006.

Cash Flows from Financing Activities

Net cash flows from financing activities for Con Edison and Con Edison of New York increased $707 million and $709 million in the nine months ended September 30, 2006 compared with the 2005 period, respectively.

Cash flows from financing activities of the Companies for the nine months ended September 30, 2006 as compared with the 2005 period reflects a reduction in commercial paper balances (included on the consolidated balance sheets as “Notes payable”). See Note D to the Third Quarter Financial Statements.

Con Edison’s cash flows from financing activities for the nine months ended September 30, 2006 as compared with the 2005 period also reflect the issuance through a public offering of 9.7 million Con Edison common shares in the 2006 period, resulting in net proceeds of $447 million which Con Edison invested in Con Edison of New York. Con Edison’s cash flows from financing activities also reflect common shares issued under its dividend reinvestment and employee stock plans (2006: 1,581,526 shares for $38 million, 2005: 2,344,711 shares for $70 million). In addition, as a result of the stock plan issuances, cash used to pay common stock dividends was reduced by $31 million in 2006 and $29 million in 2005.

Net cash flows from financing activities during the nine months ended September 30, 2006 and 2005 also reflect the following Con Edison of New York transactions:

2006

•	Issued $400 million 5.85% 30-year debentures, the proceeds of which were used for general corporate purposes;
•	Issued $400 million 6.20% 30-year debentures, the proceeds of which were used for general corporate purposes and to redeem in advance of maturity $100 million 7.75% 30-year debentures; and
•	Issued $400 million 5.50% 10-year debentures in September 2006, the proceeds of which were used in October 2006 to redeem in advance of maturity $400 million 7.50% 40-year debentures.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

2005

•	Issued $350 million 5.30% 30-year debentures and $125 million 5.25% 30-year debentures, the proceeds of which were used for general corporate purposes;
•	Issued a note for $126 million of variable-rate, tax-exempt Facilities Revenue Bonds due 2039, the proceeds of which were classified as restricted cash at June 30, 2005 and used together with other funds to redeem in advance of maturity $128 million 6.10% fixed-rate tax-exempt Facilities Revenue Bonds due 2020; and
•	Redeemed at maturity $100 million 6.625% 10-year debentures.

Con Edison’s net cash flows from financing activities also include O&R’s financings. In March 2005, O&R issued $40 million 5.30% 10-year debentures. In October 2006, O&R issued $75 million 5.45% 10-year debentures.

Common stock issuances and external borrowings are sources of liquidity that could be affected by changes in financial performance, capital market conditions and credit ratings. For information about the Companies’ credit ratings and certain financial ratios, see “Capital Resources,” below.

Other Changes in Assets and Liabilities

The following table shows changes in assets and liabilities at September 30, 2006, compared with December 31, 2005, that have not impacted the Companies’ cash flows.

(Millions of Dollars)	Con Edison 2006 vs. 2005 Variance	Con Edison of New York 2006 vs. 2005 Variance
Assets
Fair value of derivative assets	$(188)	$(175)
Deferred derivative losses	187	166

Liabilities
Deferred derivative gains	(221)	(170)
Fair value of derivative liabilities	410	226

In the context of decreasing energy market prices in the third quarter of 2006, the Companies’ policies for managing their energy purchases resulted in a decrease in the fair value of derivative assets (included in the consolidated balance sheets as a current asset) and an increase in the fair value of derivative liabilities at September 30, 2006 as compared with year-end 2005. For the Utilities, mark-to-market activity had no effect on net income as the amounts were deferred as regulatory assets/liabilities (deferred derivative losses/gains). In accordance with provisions approved by state regulators, the Utilities generally recover from customers their energy supply costs, net of gains and losses on derivative instruments used to

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

hedge energy purchases. The mark-to-market accounting for Con Edison’s competitive energy businesses resulted in a net increase in the fair value of derivative liabilities. The competitive energy businesses record mark-to-market gains and losses on derivative instruments in earnings in the reporting period in which such changes occur for contracts that do not meet the requirements of cash flow hedge accounting or for which such accounting has not been elected.

Capital Resources

Reference is made to “Capital Resources” in Item 7 of the Form 10-K and in Part I, Item 2 of the First Quarter Form 10-Q and the Second Quarter Form 10-Q. Con Edison is in the process of finalizing its financing plans for 2007, and currently expects to finance its capital requirements primarily through the sale of securities and the issuance in 2007 of a material amount of Con Edison common shares in addition to issuances under its dividend reinvestment and employee stock plans and from dividends it receives from its subsidiaries. Con Edison’s ability to make payments on its external borrowings and dividends on its common shares is also dependent on its receipt of dividends from its subsidiaries or proceeds from the sale of its securities or its interests in its subsidiaries. The Utilities expect to finance their operations, capital requirements and payment of dividends to Con Edison from internally generated funds, contributions of equity capital from Con Edison and external borrowings.

For each of the Companies, the ratio of earnings to fixed charges (Securities and Exchange Commission basis) for the nine months ended September 30, 2006, the 12 months ended December 31, 2005 and the nine months ended September 30, 2005 was:

	Earnings to Fixed Charges (Times)
	For the Nine Months Ended September 30, 2006	For the Twelve Months Ended December 31, 2005	For the Nine Months Ended September 30, 2005
Con Edison	2.9	3.1	3.3
Con Edison of New York	3.3	3.7	4.0

For each of the Companies, the common equity ratio at September 30, 2006 and December 31, 2005 was:

	Common Equity Ratio (Percent of total capitalization)
	September 30, 2006	December 31, 2005
Con Edison	48.9	49.0
Con Edison of New York	50.3	50.7

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

The commercial paper of the Companies is rated P-1, A-2 and F1, respectively, by Moody’s, S&P and Fitch. Con Edison’s unsecured debt is rated A2, A- and A, respectively, by Moody’s, S&P and Fitch. The unsecured debt of Con Edison of New York is rated A1, A and A+, respectively, by Moody’s, S&P and Fitch. The unsecured debt of O&R is rated A2, A and A+, respectively, by Moody’s, S&P and Fitch. Securities ratings assigned by rating organizations are expressions of opinion and are not recommendations to buy, sell or hold securities. A securities rating is subject to revision or withdrawal at any time by the assigning rating organization. Each rating should be evaluated independently of any other rating.

Capital Requirements

Reference is made to “Capital Requirements” in Item 7 of the Form 10-K and in Part I, Item 2 of the First Quarter Form 10-Q and the Second Quarter Form 10-Q. The Utilities have an ongoing need for substantial capital investment in order to meet the expected growth in customer demand reliably. Con Edison of New York currently estimates that its 2006 utility construction expenditures will amount to $1,795 million. The Utilities are in the process of finalizing their capital budgets for 2007, and currently estimate that their construction expenditures in 2007 may increase by five to ten percent above the amounts estimated under “Capital Requirements” in Item 7 of the Form 10-K.

Contractual Obligations

At September 30, 2006, there was no material change in the Companies’ aggregate obligations to make payments pursuant to contracts compared to those discussed under “Contractual Obligations” in Item 7 of the Form 10-K.

ELECTRIC POWER REQUIREMENTS

At September 30, 2006, there was no material change in the Companies’ electric power requirements compared to those discussed under “Electric Power Requirements” in Item 7 of the Form 10-K.

REGULATORY MATTERS

At September 30, 2006, there were no material changes in the Companies’ regulatory matters compared to those disclosed under “Regulatory Matters” in Item 7 of the Form 10-K, “Rate and Restructuring Agreements” in Note B to the financial statements in Item 8 of the Form 10-K and Note B to the financial statements included in Part 1, Item 1 of the First Quarter Form 10-Q and the Second Quarter Form 10-Q other than as described in Notes B and H to the Third Quarter Financial Statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

The following table summarizes certain significant provisions of the new Con Edison of New York steam and O&R gas rate plans (which are described in Note B to the Third Quarter Financial Statements).

Effective Period	Rate Increases	Amortization To Income of Net Regulatory (Assets) and Liabilities	Return on Equity Sharing Threshold	Earnings Sharing Terms* (Shareholders / Customers)
	(Millions of Dollars, except percentages)
Con Edison of New York - Steam

October 2006 - September 2008	None	$53 over 2 yrs.	11.00%	11% - 12% - 50/50 >12% - 25/75

O&R - Gas **
November 2006 - October 2009	Yr. 1 - $6.5 Yr. 2 - $6.5 Yr. 3 - $6.3	$(3) over 3 yrs.	11.00%	11% - 12% - 50/50 12% - 14% - 35/65 >14% - 0/100
*	Subject to limitation for cost reconciliations described in Note B to the Third Quarter Financial Statements.
**	Reflects phase-in of rate increase discussed in Note B to the Third Quarter Financial Statements.

FINANCIAL AND COMMODITY MARKET RISKS

The Companies are subject to various risks and uncertainties associated with financial and commodity markets. The most significant market risks include interest rate risk, commodity price risk, credit risk and investment risk. At September 30, 2006, there were no material changes in the Companies’ financial and commodity market risks compared to those disclosed under “Financial and Commodity Market Risks” in Item 7 of the Form 10-K and in Part I, Item 2 of the First Quarter Form 10-Q and the Second Quarter Form 10-Q, other than as described below and in Note K to the Third Quarter Financial Statements.

Commodity Price Risk

Con Edison’s commodity price risk relates primarily to the purchase and sale of electricity, gas and related derivative instruments. The Utilities and Con Edison’s competitive energy businesses have risk management strategies to mitigate their related exposures.

Con Edison estimates that, as of September 30, 2006, each 10 percent change in market prices would result in a change in fair value of $150 million for the derivative instruments used by the Utilities to hedge purchases of electricity and gas, of which $119 million is for Con Edison of New York and $31 million is for O&R. Con Edison expects that any such change in fair value would be largely offset by directionally opposite changes in the cost of the electricity and gas purchased. In accordance with provisions approved by state regulators, the Utilities generally recover from customers the costs they

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

incur for energy purchased for their customers, including gains and losses on certain derivative instruments used to hedge energy purchased and related costs. See “Recoverable Energy Costs” in Note A to the financial statements in Item 8 of the Form 10-K.

Con Edison’s competitive energy businesses use a value-at-risk (VaR) model to assess the market risk of their electricity and gas commodity fixed-price purchase and sales commitments, physical forward contracts and commodity derivative instruments. VaR represents the potential change in fair value of instruments or the portfolio due to changes in market factors, for a specified time period and confidence level. These businesses estimate VaR across their electricity and natural gas commodity businesses using a delta-normal variance/covariance model with a 95 percent confidence level. Since the VaR calculation involves complex methodologies and estimates and assumptions that are based on past experience, it is not necessarily indicative of future results. VaR for transactions associated with hedges on generating assets and commodity contracts, assuming a one-day holding period, for the three months ended September 30, 2006 and 2005, respectively, was as follows:

	2006	2005
	(Millions of Dollars)
95% Confidence Level, One-Day Holding Period
Average for the period	$3	$1
High	3	4
Low	2	1

MATERIAL CONTINGENCIES

For information concerning potential liabilities arising from the Companies’ material contingencies, see “Application of Critical Accounting Policies – Accounting for Contingencies” in Item 7 of the Form 10-K and Notes G and H to the Third Quarter Financial Statements.

RESULTS OF OPERATIONS

Results of operations reflect, among other things, the Companies’ accounting policies (see “Application of Critical Accounting Policies” in Item 7 of the Form 10-K), rate plans that cover the rates the Utilities can charge their customers (see “Regulatory Matters” in Item 7 of the Form 10-K) and demand for utility service. Demand for utility service is affected by weather, economic conditions and other factors.

In general, the Utilities recover on a current basis the fuel and purchased power costs they incur in supplying energy to their full-service customers (see “Recoverable Energy Costs” in Note A and “Regulatory Matters” in Note B to the financial statements in Item 8 of the Form 10-K). Accordingly, such costs do not generally affect the Companies’ results of operations. Management uses the term “net revenues” (operating revenues less such costs) to identify changes in operating revenues that may affect

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

the Companies’ results of operations. Management believes that, although “net revenues” may not be a measure determined in accordance with accounting principles generally accepted in the United States of America, the measure facilitates the analysis by management and investors of the Companies’ results of operations.

Con Edison’s principal business segments are Con Edison of New York’s regulated electric, gas and steam utility activities, O&R’s regulated electric and gas utility activities and Con Edison’s competitive energy businesses. Con Edison of New York’s principal business segments are its regulated electric, gas and steam utility activities. A discussion of the results of operations by principal business segment for the three and nine months ended September 30, 2006 and 2005 follows. All inter-segment transactions have been eliminated. For additional business segment financial information, see Note J to the Third Quarter Financial Statements.

THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2005

The Companies’ results of operations (which were discussed above under “Results of Operations – Summary”) in 2006 compared with 2005 were:

	Con Edison*		Con Edison of New York		O&R		Competitive Businesses and Other**
(Millions of Dollars)	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent
Operating revenues	$104	3.1%	$(59)	(2.3)%	$7	3.1%	$156	31.7%
Purchased power	65	4.3	(75)	(7.1)	(2)	(1.8)	142	40.0
Fuel	(22)	(9.9)	4	3.1	—	—	(26)	(28.6)
Gas purchased for resale	(33)	(24.8)	(26)	(23.6)	2	15.4	(9)	(90.0)
Operating revenues less purchased power, fuel and gas purchased for resale (net revenues)	94	6.4	38	2.9	7	6.9	49	Large
Other operations and maintenance	136	32.4	125	35.5	9	20.5	2	8.3
Depreciation and amortization	8	5.4	7	5.4	—	—	1	11.1
Taxes, other than income taxes	5	1.5	5	1.6	—	—	—	—
Income taxes	(33)	(19.1)	(48)	(29.1)	(3)	(23.1)	18	Large
Operating income	(22)	(5.5)	(51)	(13.7)	1	4.3	28	Large
Other income less deductions and related federal income tax	7	70.0	8	100.0	—	—	(1)	(25.0)
Net interest charges	41	34.2	40	42.1	2	33.3	(1)	(5.3)
Income from continuing operations	(56)	(19.5)	(83)	(29.1)	(1)	(5.6)	28	Large
Discontinued operations	2	100.0	N/A	N/A	N/A	N/A	2	100.0
Net income	$(54)	(18.9)%	$(83)	(29.1)%	$(1)	(5.6)%	$30	Large
*	Represents the consolidated financial results of Con Edison and its businesses.
**	Includes inter-company and parent company accounting.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

Con Edison of New York

Electric

Con Edison of New York’s electric sales and deliveries, excluding off-system sales, for the three months ended September 30, 2006 compared with the 2005 period were:

	Millions of kWhs Delivered				Revenues in Millions
	Three Months Ended				Three Months Ended
Description	September 30, 2006	September 30, 2005	Variation	Percent Variation	September 30, 2006	September 30, 2005	Variation	Percent Variation
Residential/Religious	4,223	4,654	(431)	(9.3)%	$921	$985	$(64)	(6.5)%
Commercial/Industrial	3,805	4,462	(657)	(14.7)	772	880	(108)	(12.3)
Retail access customers	5,777	5,000	777	15.5	330	242	88	36.4
NYPA, Municipal Agency and other sales	3,011	3,119	(108)	(3.5)	100	109	(9)	(8.3)
Other operating revenues	—	—	—	—	150	85	65	76.5
Total	16,816	17,235	(419)	(2.4)%	$2,273	$2,301	$(28)	(1.2)%

Con Edison of New York’s electric operating revenues were $28 million lower in the three months ended September 30, 2006 as compared with the 2005 period, due primarily to a decrease in purchased power ($74 million), the impact of the milder summer weather ($51 million) and anticipated penalties for not meeting certain standards for duration and frequency of service interruption in accordance with the 2005 Electric Rate Agreement ($18 million), offset in part by an increase in recoverable fuel costs ($8 million), the electric rate plan ($43 million), sales growth ($25 million) and increased collections for demand side management programs ($26 million). Other electric operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s rate plans. See Note B to the financial statements in Item 8 of the Form 10-K and Note B to the Third Quarter Financial Statements.

Electric sales and delivery volumes in Con Edison of New York’s service area decreased 2.4 percent in the three months ended September 30, 2006 compared with the 2005 period, primarily reflecting milder summer weather in the 2006 period compared with 2005. After adjusting for weather and billing-day variations in each period, electric sales and delivery volumes in Con Edison of New York’s service area increased 3.9 percent in the three months ended September 30, 2006 compared with the 2005 period.

Con Edison of New York’s electric purchased power costs decreased $74 million in the three months ended September 30, 2006 compared with the 2005 period reflecting a decrease in purchased volumes associated with additional customers obtaining their energy supply through competitive providers.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

Electric fuel costs increased $8 million, reflecting higher sendout volumes from the company’s generating facilities ($12 million), offset by a decrease in unit costs ($4 million).

Con Edison of New York’s electric operating income decreased $50 million in the three months ended September 30, 2006 compared with the 2005 period. The decrease reflects higher operations and maintenance costs ($126 million, due primarily to higher expenses relating to power outages ($53 million), compensation for spoilage of food associated with certain of the outages ($14 million), demand side management program expenses ($26 million), uncollectible customer accounts ($4 million) and increased transmission expenses ($4 million)), taxes other than income taxes ($6 million, principally property taxes) and depreciation ($6 million), offset in part by higher net revenues ($38 million, due principally to the electric rate plan) and lower income taxes ($50 million). The increased property taxes and depreciation reflect large continuing investments in energy delivery infrastructure.

Gas

Con Edison of New York’s gas sales and deliveries, excluding off-system sales, in the three months ended September 30, 2006 compared with the 2005 period were:

	Thousands of DTHs Delivered				Revenues in Millions
	Three Months Ended				Three Months Ended
Description	September 30, 2006	September 30, 2005	Variation	Percent Variation	September 30, 2006	September 30, 2005	Variation	Percent Variation
Residential	3,475	3,767	(292)	(7.8)%	$82	$86	$(4)	(4.7)%
General	4,248	4,613	(365)	(7.9)	60	61	(1)	(1.6)
Firm transportation	3,403	2,654	749	28.2	14	9	5	55.6
Total firm sales and transportation	11,126	11,034	92	0.8	156	156	—	—
Interruptible sales	2,163	2,557	(394)	(15.4)	6	24	(18)	(75.0)
NYPA	14,010	7,704	6,306	81.9	1	1	—	—
Generation plants	24,479	22,324	2,155	9.7	14	19	(5)	(26.3)
Other	4,609	4,638	(29)	(0.6)	4	—	4	Large
Other operating revenues	—	—	—	—	4	9	(5)	(55.6)
Total	56,387	48,257	8,130	16.8%	$185	$209	$(24)	(11.5)%

Con Edison of New York’s gas operating revenues in the three months ended September 30, 2006 decreased $24 million compared with the 2005 period, reflecting primarily a decrease in recoverable gas costs ($26 million) offset in part by the gas rate plan ($4 million). Other gas operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s rate plans. See Note B to the financial statements in Item 8 of the Form 10-K.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

Con Edison of New York’s sales and transportation volumes for firm customers increased 0.8 percent in the three months ended September 30, 2006 compared with the 2005 period. After adjusting for variations in the number of billing days in each period, firm gas sales and transportation volumes in the company’s service area increased 0.9 percent in the 2006 period.

Con Edison of New York’s purchased gas cost decreased $26 million in the three months ended September 30, 2006 compared with the 2005 period due principally to lower unit costs.

Con Edison of New York’s gas operating income increased $5 million in the three months ended September 30, 2006 compared with the 2005 period, reflecting primarily higher net revenues ($2 million), lower operations and maintenance expense ($1 million) and taxes other than income taxes ($2 million, principally property taxes), offset in part by higher depreciation ($1 million).

Steam

Con Edison of New York’s steam sales and deliveries in the three months ended September 30, 2006 compared with the 2005 period were:

	Millions of Pounds Delivered				Revenues in Millions
	Three Months Ended				Three Months Ended
Description	September 30, 2006	September 30, 2005	Variation	Percent Variation	September 30, 2006	September 30, 2005	Variation	Percent Variation
General	18	20	(2)	(10.0)%	$2	$1	$1	100.0%
Apartment house	1,144	1,126	18	1.6	22	20	2	10.0
Annual power	4,358	4,690	(332)	(7.1)	75	78	(3)	(3.8)
Other operating revenues	—	—	—	—	5	12	(7)	(58.3)
Total	5,520	5,836	(316)	(5.4)%	$104	$111	$(7)	(6.3)%

Con Edison of New York’s steam operating revenues decreased $7 million in the three months ended September 30, 2006 compared with the 2005 period, due primarily to lower fuel and purchased power costs ($5 million) and the milder summer weather in 2006 ($1 million). Other steam operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s rate plans. See Note B to the financial statements in Item 8 of the Form 10-K.

Steam sales and delivery volumes decreased 5.4 percent in the three months ended September 30, 2006 compared with the 2005 period, reflecting primarily the impact of weather. After adjusting for variations, principally weather and billing days in each period, steam sales and deliveries decreased 0.1 percent in the 2006 period.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

Con Edison of New York’s steam purchased power costs decreased $1 million in the three months ended September 30, 2006 compared with the 2005 period due primarily to lower unit costs. Steam fuel costs decreased $4 million due primarily to lower sendout volumes.

Steam operating income decreased $6 million in the three months ended September 30, 2006 compared with the 2005 period reflecting primarily lower net revenues ($2 million), higher taxes other than income taxes ($1 million, principally property taxes) and higher income taxes ($3 million, due principally to the timing of deductions associated with the East River Repowering Project).

Net Interest Charges

Net interest charges increased $40 million in the three months ended September 30, 2006 compared with the 2005 period, due principally to $23 million of interest accrued for the potential repayment of tax benefits from the timing of deductions of certain construction related costs (See Note H to the Third Quarter Financial Statements), new debt issuances since September 30, 2005 and higher interest rates on variable-rate debt.

O&R

Electric

O&R’s electric sales and deliveries, excluding off-system sales, in the three months ended September 30, 2006 compared with the 2005 period were:

	Millions of kWhs Delivered				Revenues in Millions
	Three Months Ended				Three Months Ended
Description	September 30, 2006	September 30, 2005	Variation	Percent Variation	September 30, 2006	September 30, 2005	Variation	Percent Variation
Residential/Religious	594	637	(43)	(6.8)%	$94	$93	$1	1.1%
Commercial/Industrial	543	632	(89)	(14.1)	75	77	(2)	(2.6)
Retail access customers	523	510	13	2.5	26	26	—	—
Public authorities	32	33	(1)	(3.0)	4	4	—	—
Other operating revenues	—	—	—	—	6	1	5	Large
Total	1,692	1,812	(120)	(6.6)%	$205	$201	$4	2.0%

O&R’s electric operating revenues increased $4 million in the three months ended September 30, 2006 compared with September 30, 2005. Other electric operating revenues primarily reflect changes in regulatory assets and liabilities in accordance with the company’s electric rate plan. See Note B to the financial statements in Item 8 of the Form 10-K.

Electric sales and delivery volumes in O&R’s service area decreased 6.6 percent in the three months ended September 30, 2006 compared with the 2005 period primarily as a result of the milder summer

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

weather in 2006. After adjusting for weather variations in each period, electric delivery volumes in O&R’s service area increased 2.0 percent in the 2006 period.

O&R’s purchased power costs decreased $2 million in the three months ended September 30, 2006 compared with the 2005 period due to a decrease in purchased volumes.

Electric operating income was unchanged in the three months ended September 30, 2006 compared with the 2005 period. In September 2006, in accordance with O&R’s 2003 electric rate agreement, the company settled a $6 million regulatory liability against a regulatory asset. The regulatory liability settled related to a provision for refund to customers of shared earnings above the targeted level, and was credited to other operating revenue. The regulatory asset recovered was for deferred pension benefit costs, which was charged to operation and maintenance expense.

Gas

O&R’s gas sales and deliveries, excluding off-system sales, in the three months ended September 30, 2006 compared with the 2005 period were:

	Thousands of DTHs Delivered				Revenues in Millions
	Three Months Ended				Three Months Ended
Description	September 30, 2006	September 30, 2005	Variation	Percent Variation	September 30, 2006	September 30, 2005	Variation	Percent Variation
Residential	620	594	26	4.4%	$10	$8	$2	25.0%
General	170	161	9	5.6	2	2	—	—
Firm transportation	857	800	57	7.1	4	3	1	33.3
Total firm sales and transportation	1,647	1,555	92	5.9	16	13	3	23.1
Interruptible sales	1,273	1,498	(225)	(15.0)	7	7	—	—
Generation plants	1,930	624	1,306	Large	1	1	—	—
Other	84	84	—	—	—	—	—	—
Other gas revenues	—	—	—	—	2	2	—	—
Total	4,934	3,761	1,173	31.2%	$26	$23	$3	13.0%

O&R’s gas operating revenues increased $3 million in the three months ended September 30, 2006 compared with the 2005 period. The increase is due primarily to higher costs of gas purchased for resale in 2006.

Sales and transportation volumes for firm customers increased 5.9 percent in the three months ended September 30, 2006 compared with the 2005 period. After adjusting for variations in distribution losses in each period, total firm sales and transportation volumes were 3.4 percent higher in the three months ended September 30, 2006 compared with the 2005 period reflecting increased customer usage.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

Non-firm transportation of customer-owned gas to electric generating plants increased substantially in the three months ended September 30, 2006 compared with the 2005 period because certain facilities resumed burning gas to generate electricity. The increase in gas burned had minimal impact on earnings because most revenues from these customers result from a fixed demand charge for local transportation.

Gas operating income increased $1 million in the three months ended September 30, 2006 compared with the 2005 period.

Competitive Energy Businesses

The earnings of the competitive energy businesses were $29 million higher in the three months ended September 30, 2006 compared with the 2005 period. Excluding net mark-to-market losses on derivatives in both periods, the earnings of the competitive energy businesses were $21 million higher in the three months ended September 30, 2006 compared with the 2005 period, due primarily to higher gross margins on wholesale and retail electric sales.

Operating revenues of the competitive energy businesses were $171 million higher in the three months ended September 30, 2006 compared with the 2005 period, primarily due to higher electric wholesale and retail revenues. Electric wholesale revenues increased $174 million, of which $173 million was due to higher sales volume and $1 million was due to an increase in unit prices. Electric retail revenues increased $12 million, of which $19 million was due to higher sales volume, offset in part by a $7 million decrease due to lower unit prices. Other revenues decreased $15 million.

Operating expenses excluding income taxes increased by $123 million, reflecting principally increased purchased power ($156 million) and other operations and maintenance costs ($3 million), offset in part by lower fuel ($26 million) and gas purchased for resale costs ($9 million).

Income taxes increased $20 million in the three months ended September 30, 2006 as compared with the 2005 period, reflecting primarily higher income.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2005

The Companies’ results of operations (which were discussed above under “Results of Operations – Summary”) in 2006 compared with 2005 were:

	Con Edison*		Con Edison of New York		O&R		Competitive Businesses and Other**
(Millions of Dollars)	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent
Operating revenues	$791	9.3%	$337	4.9%	$21	3.5%	$433	39.8%
Purchased power	379	11.1	(40)	(1.6)	8	3.5	411	55.3
Fuel	47	8.5	71	19.8	—	—	(24)	(12.3)
Gas purchased for resale	59	7.5	46	6.9	13	13.7	—	—
Operating revenues less purchased power, fuel and gas purchased for resale (net revenues)	306	8.1	260	7.7	—	—	46	36.5
Other operations and maintenance	194	15.7	170	16.3	14	10.9	10	15.4
Depreciation and amortization	26	6.0	26	6.9	—	—	—	—
Taxes, other than income taxes	71	8.1	70	8.5	—	—	1	5.9
Income taxes	(12)	(3.7)	(15)	(5.0)	(9)	(31.0)	12	Large
Operating income	27	3.0	9	1.1	(5)	(8.8)	23	Large
Other income less deductions and related federal income tax	(2)	(8.0)	4	17.4	—	—	(6)	(66.7)
Net interest charges	74	21.6	69	25.7	4	23.5	1	1.8
Income from continuing operations	(49)	(8.4)	(56)	(9.6)	(9)	(22.0)	16	59.3
Discontinued operations	4	80.0	N/A	N/A	N/A	N/A	4	80.0
Net income	$(45)	(7.7)%	$(56)	(9.6)%	$(9)	(22.0)%	$20	62.5%
*	Represents the consolidated financial results of Con Edison and its businesses.
**	Includes inter-company and parent company accounting.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

CON EDISON OF NEW YORK

Electric

Con Edison of New York’s electric sales and deliveries, excluding off-system sales, for the nine months ended September 30, 2006 compared with the 2005 period were:

	Millions of kWhs Delivered				Revenues in Millions
	Nine Months Ended		Variation	Percent Variation	Nine Months Ended		Variation	Percent Variation
Description	September 30, 2006	September 30, 2005			September 30, 2006	September 30, 2005
Residential/Religious	9,816	10,554	(738)	(7.0)%	$2,076	$2,124	$(48)	(2.3)%
Commercial/Industrial	10,365	11,815	(1,450)	(12.3)	1,920	2,084	(164)	(7.9)
Retail access customers	14,350	12,528	1,822	14.5	755	579	176	30.4
NYPA, Municipal Agency and other sales	8,329	8,626	(297)	(3.4)	237	260	(23)	(8.8)
Other operating revenues	—	—	—	—	461	154	307	Large
Total	42,860	43,523	(663)	(1.5)%	$5,449	$5,201	$248	4.8%

Con Edison of New York’s electric operating revenues were $248 million higher in the nine months ended September 30, 2006 as compared with the 2005 period, due primarily to increased recoverable fuel and purchased power costs ($35 million), sales growth ($38 million), the electric rate plan that took effect in April 2005 ($179 million), recovery of costs relating to the East River Repowering Project ($19 million), a reversal of a portion of the provision for refund to customers of shared earnings above the target level accrued in 2005 ($17 million), a 2005 provision for refund to customers of deferred taxes associated with the sale of the First Avenue Properties ($23 million) and increased collections for demand side management programs ($23 million), offset in part by the impact of the milder weather ($73 million) and anticipated penalties for not meeting certain standards for duration and frequency of service interruption in accordance with the 2005 Electric Rate Agreement ($18 million). Other electric operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s rate plans. See Note B to the financial statements in Item 8 of the Form 10-K and Note B to the Third Quarter Financial Statements.

Electric sales and delivery volumes in Con Edison of New York’s service area decreased 1.5 percent in the nine months ended September 30, 2006 compared with the 2005 period, primarily reflecting milder weather in the 2006 period compared with 2005. After adjusting for variations, principally weather and billing days in each period, electric sales and delivery volumes in Con Edison of New York’s service area increased 2.3 percent in the nine months ended September 30, 2006 compared with the 2005 period.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

Con Edison of New York’s electric fuel costs increased $94 million, reflecting higher sendout volumes from the company’s generating facilities ($72 million) and an increase in unit costs ($22 million). Electric purchased power costs decreased $59 million in the nine months ended September 30, 2006 compared with the 2005 period reflecting a decrease in purchased volumes associated with additional customers obtaining their energy supply through competitive providers ($394 million), partially offset by an increase in unit costs ($335 million).

Con Edison of New York’s electric operating income decreased $20 million in the nine months ended September 30, 2006 compared with the 2005 period. The decrease reflects higher operations and maintenance costs ($182 million, due primarily to power outages ($63 million), compensation for spoilage of food associated with certain of the outages ($14 million), demand side management program expenses ($23 million), East River Repowering Project costs ($19 million), higher expenses relating to uncollectible customer accounts ($12 million), increased transmission expenses ($12 million) and recognition of expense for stock-based compensation ($7 million)), taxes other than income taxes ($58 million, principally property taxes) and depreciation ($14 million), offset in part by higher net revenues ($214 million, due principally to the electric rate plan) and lower income taxes ($20 million).

Gas

Con Edison of New York’s gas sales and deliveries, excluding off-system sales, in the nine months ended September 30, 2006 compared with the 2005 period were:

	Thousands of DTHs Delivered				Revenues in Millions
	Nine Months Ended				Nine Months Ended
Description	September 30, 2006	September 30, 2005	Variation	Percent Variation	September 30, 2006	September 30, 2005	Variation	Percent Variation
Residential	31,489	37,211	(5,722)	(15.4)%	$608	$589	$19	3.2%
General	24,162	28,312	(4,150)	(14.7)	370	351	19	5.4
Firm transportation	17,352	14,065	3,287	23.4	74	49	25	51.0
Total firm sales and transportation	73,003	79,588	(6,585)	(8.3)	1,052	989	63	6.4
Interruptible sales	9,566	9,953	(387)	(3.9)	94	101	(7)	(6.9)
NYPA	32,096	17,796	14,300	80.4	2	2	—	—
Generation plants	47,884	43,057	4,827	11.2	36	38	(2)	(5.3)
Other	14,418	14,897	(479)	(3.2)	19	16	3	18.8
Other operating revenues	—	—	—	—	35	14	21	Large
Total	176,967	165,291	11,676	7.1%	$1,238	$1,160	$78	6.7%

Con Edison of New York’s gas operating revenues in the nine months ended September 30, 2006 increased $78 million compared with the 2005 period, reflecting primarily an increase in recoverable

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

gas costs ($46 million), higher non-firm revenues ($8 million) and the gas rate plan ($20 million). Con Edison of New York’s revenues from gas sales are subject to a weather normalization clause that moderates, but does not eliminate, the effect of weather-related changes on net income. Other gas operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s rate plans. See Note B to the financial statements in Item 8 of the Form 10-K.

Con Edison of New York’s sales and transportation volumes for firm customers decreased 8.3 percent in the nine months ended September 30, 2006 compared with the 2005 period reflecting primarily the impact of the milder winter and spring weather in 2006. After adjusting for variations, principally weather and billing days in each period, firm gas sales and transportation volumes in the company’s service area increased 0.3 percent in the 2006 period.

Con Edison of New York’s purchased gas cost increased $46 million in the nine months ended September 30, 2006 compared with the 2005 period due to higher unit costs ($184 million) offset in part by lower sendout ($138 million).

Con Edison of New York’s gas operating income increased $10 million in the nine months ended September 30, 2006 compared with the 2005 period, reflecting primarily higher net revenues ($31 million), offset in part by higher operations and maintenance expense ($8 million), taxes other than income taxes ($6 million, principally property taxes), depreciation ($3 million) and income taxes ($4 million).

Steam

Con Edison of New York’s steam sales and deliveries in the nine months ended September 30, 2006 compared with the 2005 period were:

	Millions of Pounds Delivered				Revenues in Millions
	Nine Months Ended				Nine Months Ended
Description	September 30, 2006	September 30, 2005	Variation	Percent Variation	September 30, 2006	September 30, 2005	Variation	Percent Variation
General	403	506	(103)	(20.4)%	$16	$16	$—	—%
Apartment house	5,236	5,825	(589)	(10.1)	136	122	14	11.5
Annual power	12,767	14,487	(1,720)	(11.9)	322	306	16	5.2
Other operating revenues	—	—	—	—	11	30	(19)	(63.3)
Total	18,406	20,818	(2,412)	(11.6)%	$485	$474	$11	2.3%

Con Edison of New York’s steam operating revenues increased $11 million in the nine months ended September 30, 2006 compared with the 2005 period, due primarily to the net increase in rates under the steam rate plan ($19 million) and higher purchased power costs ($19 million), offset in part by the

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

milder weather in 2006 ($24 million). Other steam operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s rate plans. See Note B to the financial statements in Item 8 of the Form 10-K.

Steam sales and delivery volumes decreased 11.6 percent in the nine months ended September 30, 2006 compared with the 2005 period, reflecting primarily the impact of weather. After adjusting for variations, principally weather and billing days in each period, steam sales and deliveries decreased 0.8 percent in the 2006 period.

Con Edison of New York’s steam purchased power costs increased $19 million in the nine months ended September 30, 2006 compared with the 2005 period due primarily to higher unit costs ($11 million) and increased purchased volumes ($8 million). Steam fuel costs decreased $23 million due primarily to lower sendout volumes ($28 million), offset in part by higher unit costs ($5 million).

Steam operating income increased $19 million in the nine months ended September 30, 2006 compared with the 2005 period reflecting higher net revenues ($15 million), recovery of costs related to the East River Repowering Project ($18 million) and lower operations and maintenance costs ($2 million), offset in part by higher depreciation expense ($9 million) and taxes other than income taxes ($5 million, principally property taxes).

Net Interest Charges

Net interest charges increased $69 million in the nine months ended September 30, 2006 compared with the 2005 period, due principally to $23 million of interest accrued for the potential repayment of tax benefits from the timing of tax deductions of certain construction related costs (See Note H to the Third Quarter Financial Statements), new debt issuances since September 30, 2005 and higher interest rates on variable-rate debt.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

O&R

Electric

O&R’s electric sales and deliveries, excluding off-system sales, in the nine months ended September 30, 2006 compared with the 2005 period were:

	Millions of kWhs Delivered				Revenues in Millions
	Nine Months Ended				Nine Months Ended
Description	September 30, 2006	September 30, 2005	Variation	Percent Variation	September 30, 2006	September 30, 2005	Variation	Percent Variation
Residential/Religious	1,411	1,506	(95)	(6.3)%	$198	$195	$3	1.5%
Commercial/Industrial	1,581	1,723	(142)	(8.2)	182	178	4	2.2
Retail access customers	1,353	1,426	(73)	(5.1)	60	64	(4)	(6.3)
Public authorities	86	85	1	1.2	10	10	—	—
Other operating revenues	—	—	—	—	5	(1)	6	Large
Total	4,431	4,740	(309)	(6.5)%	$455	$446	$9	2.0%

O&R’s electric operating revenues increased $9 million in the nine months ended September 30, 2006 compared with the 2005 period due primarily to increased recoverable purchased power costs ($8 million). Other electric operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s electric rate plan. See Note B to the financial statements in Item 8 of the Form 10-K.

Electric sales and delivery volumes in O&R’s service area decreased 6.5 percent in the nine months ended September 30, 2006 compared with the 2005 period primarily as a result of the milder weather in 2006. After adjusting for weather variations in each period, electric delivery volumes in O&R’s service area increased 0.1 percent in the 2006 period compared with the 2005.

O&R’s purchased power costs increased $8 million in the nine months ended September 30, 2006 compared with the 2005 period due to an increase in average unit costs.

In September 2006, in accordance with O&R’s 2003 electric rate agreement, the company settled a $6 million regulatory liability against a regulatory asset. The regulatory liability settled related to a provision for refund to customers of shared earnings above the targeted level, and was credited to other operating revenue. The regulatory asset recovered was for deferred pension benefit costs, which was charged to operation and maintenance expense.

Electric operating income decreased by $5 million in the nine months ended September 30, 2006 compared with the 2005 period.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

Gas

O&R’s gas sales and deliveries, excluding off-system sales, in the nine months ended September 30, 2006 compared with the 2005 period were:

	Thousands of DTHs Delivered				Revenues in Millions
	Nine Months Ended				Nine Months Ended
Description	September 30, 2006	September 30, 2005	Variation	Percent Variation	September 30, 2006	September 30, 2005	Variation	Percent Variation
Residential	5,433	6,562	(1,129)	(17.2)%	$94	$86	$8	9.3%
General	1,353	1,623	(270)	(16.6)	22	20	2	10.0
Firm transportation	6,357	6,693	(336)	(5.0)	22	22	—	—
Total firm sales and transportation	13,143	14,878	(1,735)	(11.7)	138	128	10	7.8
Interruptible sales	4,451	4,912	(461)	(9.4)	22	20	2	10.0
Generation plants	2,884	1,323	1,561	Large	2	2	—	—
Other	645	773	(128)	(16.6)	—	—	—	—
Other gas revenues	—	—	—	—	4	4	—	—
Total	21,123	21,886	(763)	(3.5)%	$166	$154	$12	7.8%

O&R’s gas operating revenues increased $12 million in the nine months ended September 30, 2006 compared with the 2005 period. The increase is due primarily to higher costs of gas purchased for resale in 2006.

Sales and transportation volumes for firm customers decreased 11.7 percent in the nine months ended September 30, 2006 compared with the 2005 period reflecting the impact of the milder winter and spring weather in 2006. After adjusting for weather and other variations in each period, total firm sales and transportation volumes were 4.0 percent lower in the nine months ended September 30, 2006 compared with the 2005 period partially due to reduced customer usage. O&R’s revenues from gas sales are subject to a weather normalization clause that moderates, but does not eliminate, the effect of weather-related changes on net income.

Non-firm transportation of customer-owned gas to electric generating plants increased in the nine months ended September 30, 2006 compared with the 2005 period because certain facilities resumed burning gas to generate electricity. The increase in gas burned had minimal impact on earnings because most revenues from these customers result from a fixed demand charge for local transportation.

Gas operating income was unchanged in the nine months ended September 30, 2006 compared with the 2005 period.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

Net Interest Charges

Net interest charges increased $4 million in the nine months ended September 30, 2006 compared with the 2005 period, due principally to an increase in short-term borrowings.

Competitive Energy Businesses

The earnings of the competitive energy businesses were $27 million higher in the nine months ended September 30, 2006 compared with the 2005 period. Excluding net mark-to-market losses on derivatives in both periods, the earnings of the competitive energy businesses were $53 million higher in the nine months ended September 30, 2006 compared with the 2005 period, due primarily to higher gross margins on wholesale and retail electric sales.

Operating revenues of the competitive energy businesses were $480 million higher in the nine months ended September 30, 2006 compared with the 2005 period, primarily due to higher electric wholesale and retail revenues. Electric wholesale revenues increased $385 million, of which $362 million was due to higher sales volume and $23 million was due to an increase in unit prices. Electric retail revenues increased $156 million, of which $79 million was due to higher sales volumes and $77 million was due to an increase in unit prices. These increases were offset in part by net mark-to-market losses of $44 million and lower other revenues of $17 million. The net mark-to-market losses reflect primarily lower prices on natural gas contracts employed as economic hedges used to support wholesale and retail obligations that did not qualify for cash flow hedge accounting.

Operating expenses excluding income taxes increased by $445 million, reflecting increased purchased power ($460 million) and other operations and maintenance costs ($10 million), offset in part by lower fuel costs ($25 million).

Income taxes increased $18 million in the nine months ended September 30, 2006 as compared with the 2005 period, reflecting primarily higher income.

Other income (deductions) increased $9 million in the nine months ended September 30, 2006 compared with the 2005 period due primarily to higher interest income and the recognition in 2005 of losses previously allocated to the minority interest in the Con Edison subsidiary that owns the Newington generating plant.

Other

Other reflects a $9 million expense recognized in 2006 to effectively reclassify from retained earnings to additional paid-in capital the tax benefits from the exercise of stock options that had been recognized in income in prior years. Other also includes the activity of the parent company and inter-company eliminations relating to operating revenues and operating expenses.

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

PART II  OTHER INFORMATION

ITEM 1    LEGAL PROCEEDINGS

Northeast Utilities Litigation

For information about legal proceedings relating to Con Edison’s October 1999 agreement to acquire Northeast Utilities, see Note H to the financial statements included in Part I, Item 1 of this report and the First Quarter Form 10-Q), which is incorporated herein by reference.

Lease In/Lease Out Transactions

For information about disallowances by the Internal Revenue Service of tax losses recognized in connection with the company’s lease in/lease out transactions, see Note H to the financial statements included in Part I, Item 1 of this report, which is incorporated herein by reference.

Mirant Litigation

For information about the legal proceeding relating to the Utilities’ 1999 sale of generating assets (Mirant Corporation, et al. v. Consolidated Edison et al. (In re Mirant Corporation)), pending in the United States Bankruptcy Court for the Northern District of Texas, see “Mirant Litigation” in Note H to the financial statements included in Part 1, Item 1 of this report, which is incorporated herein by reference.

Power Outage Proceedings

For information about proceedings relating to power outages in 2006, see “Queens Power Outage” in Part II, Item 1 of the Second Quarter Form 10-Q and “Power Outage Proceedings” in Note H to the financial statements included in Part I, Item 1 of this report, which is incorporated herein by reference. In October 2006, the two purported class actions were discontinued, without prejudice.

Lower Manhattan Restoration Litigation

In October 2006, the United States District Court for the Southern District of New York dismissed the suits (entitled In Re World Trade Center Disaster Site Litigation) against the Companies with respect to emergency response and restoration activities following the September 11, 2001 attack on the World Trade Center. For additional information about this litigation, see “Lower Manhattan Restoration” in Note I to the financial statements included in Item 8 of the Form 10-K, which information is incorporated herein by reference.

ITEM 1A    RISK FACTORS

There were no material changes from the risk factors previously disclosed in the Companies’ Form 10-K.

ITEM 6    EXHIBITS

(a) EXHIBITS

Con Edison

Exhibit 12.1	Statement of computation of Con Edison’s ratio of earnings to fixed charges for the nine-month periods ended September 30, 2006 and 2005, and the 12-month period ended December 31, 2005.

Exhibit 31.1.1	Rule 13a-14(a)/15d-14(a) Certifications—Chief Executive Officer.

Exhibit 31.1.2	Rule 13a-14(a)/15d-14(a) Certifications—Chief Financial Officer.

Exhibit 32.1.1	Section 1350 Certifications—Chief Executive Officer.

Exhibit 32.1.2	Section 1350 Certifications—Chief Financial Officer.

Con Edison of New York

Exhibit 12.2	Statement of computation of Con Edison of New York’s ratio of earnings to fixed charges for the nine-month periods ended September 30, 2006 and 2005, and the 12-month period ended December 31, 2005.

Exhibit 31.2.1	Rule 13a-14(a)/15d-14(a) Certifications—Chief Executive Officer.

Exhibit 31.2.2	Rule 13a-14(a)/15d-14(a) Certifications—Chief Financial Officer.

Exhibit 32.2.1	Section 1350 Certifications—Chief Executive Officer.

Exhibit 32.2.2	Section 1350 Certifications—Chief Financial Officer.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Consolidated Edison, Inc.

Consolidated Edison Company of New York, Inc.

Date: November 2, 2006	By	/s/ ROBERT N. HOGLUND
Robert N. Hoglund Senior Vice President, Chief Financial Officer and Duly Authorized Officer