Form 10-Q
period 2007-09-30
CONSOLIDATED EDISON CO OF NEW YORK INC; CONSOLIDATED EDISON INC
filed 2007-11-01
CIK 23632, 1047862

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended SEPTEMBER 30, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Con Edison

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Con Edison of New York

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Con Edison	Yes ☐ No ☒

Con Edison of New York	Yes ☐ No ☒

As of the close of business on October 31, 2007, Con Edison had outstanding 271,515,822 Common Shares ($.10 par value). All of the outstanding common equity of Con Edison of New York is held by Con Edison.

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

GLOSSARY OF TERMS

The following is a glossary of frequently used abbreviations or acronyms that are found in the Companies’ SEC reports:

Con Edison Companies
Con Edison	Consolidated Edison, Inc.
Con Edison Communications	Con Edison Communications, LLC
Con Edison Development	Consolidated Edison Development, Inc.
Con Edison Energy	Consolidated Edison Energy, Inc.
Con Edison of New York	Consolidated Edison Company of New York, Inc.
Con Edison Solutions	Consolidated Edison Solutions, Inc.
O&R	Orange and Rockland Utilities, Inc.
Pike	Pike County Light & Power Company
RECO	Rockland Electric Company
The Companies	Con Edison and Con Edison of New York
The Utilities	Con Edison of New York and O&R

Regulatory and State Agencies
DEC	New York State Department of Environmental Conservation
EPA	Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
IRS	Internal Revenue Service
ISO-NE	ISO New England
NJBPU	New Jersey Board of Public Utilities
NJDEP	New Jersey Department of Environmental Protection
NYAG	New York Attorney General
NYISO	New York Independent System Operator
NYPA	New York Power Authority
NYSERDA	New York State Energy Research and Development Authority
NYSRC	New York State Reliability Council
PJM	PJM Interconnection
PSC	New York State Public Service Commission
PPUC	Pennsylvania Public Utility Commission
SEC	Securities and Exchange Commission

Other
ABO	Accumulated Benefit Obligation
APB	Accounting Principles Board
AFDC	Allowance for funds used during construction
CO2	Carbon dioxide
COSO	Committee of Sponsoring Organizations of the Treadway Commission
DIG	Derivatives Implementation Group
District Court	The United States District Court for the Southern District of New York
dths	Dekatherms
EITF	Emerging Issues Task Force
EMF	Electric and magnetic fields

Other
ERRP	East River Repowering Project
FASB	Financial Accounting Standards Board
FIN	FASB Interpretation No.
First Quarter Form 10-Q	The Companies’ combined Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007
Fitch	Fitch Ratings
Form 10-K	The Companies’ combined Annual Report on Form 10-K for the year ended December 31, 2006
FSP	FASB Staff Position
GHG	Greenhouse gases
kV	Kilovolts
kWh	Kilowatt-hour
LILO	Lease In/Lease Out
LTIP	Long Term Incentive Plan
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
mdths	Thousand dekatherms
MGP Sites	Manufactured gas plant sites
mmlbs	Million pounds
Moody’s	Moody’s Investors Service
MVA	Megavolt amperes
MW	Megawatts or thousand kilowatts
MWH	Megawatt hour
Net T&D Revenues	Revenue requirement impact resulting from the reconciliation pursuant to Con Edison of New York’s electric rate agreement of the differences between the actual amount of transmission and distribution utility plant, net of depreciation, to the amount reflected in electric rates
NUGs	Non-utility generators
OCI	Other Comprehensive Income
PCBs	Polychlorinated biphenyls
PPA	Power purchase agreement
PRP	Potentially responsible party
S&P	Standard & Poor’s Rating Services
SFAS	Statement of Financial Accounting Standards
SO2	Sulfur dioxide
SSCM	Simplified service cost method
Second Quarter Form 10-Q	The Companies’ combined Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007
Superfund	Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 and similar state statutes
Third Quarter Form 10-Q	The Companies’ combined Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007
VaR	Value-at-Risk
VIE	Variable interest entity

Consolidated Edison, Inc.

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

	September 30, 2007	December 31, 2006
	(Millions of Dollars)
ASSETS
UTILITY PLANT, AT ORIGINAL COST
Electric	$15,704	$14,775
Gas	3,349	3,233
Steam	1,733	1,691
General	1,680	1,635
TOTAL	22,466	21,334
Less: Accumulated depreciation	4,730	4,583
Net	17,736	16,751
Construction work in progress	916	872
NET UTILITY PLANT	18,652	17,623
NON-UTILITY PLANT
Generating assets, less accumulated depreciation of $146 and $127 in 2007 and 2006, respectively	767	785
Non-utility property, less accumulated depreciation of $41 and $36 in 2007 and 2006, respectively	32	34
Construction work in progress	4	3
NET PLANT	19,455	18,445
CURRENT ASSETS
Cash and temporary cash investments	192	94
Restricted cash	17	18
Accounts receivable - customers, less allowance for uncollectible accounts of $46 and $45 in 2007 and 2006, respectively	939	825
Accrued unbilled revenue	127	122
Other receivables, less allowance for uncollectible accounts of $5 and $4 in 2007 and 2006, respectively	411	522
Fuel oil, at average cost	59	56
Gas in storage, at average cost	261	253
Materials and supplies, at average cost	144	157
Prepayments	346	157
Fair value of derivative assets	33	122
Recoverable energy costs	211	235
Deferred derivative losses	173	237
Other current assets	66	139
TOTAL CURRENT ASSETS	2,979	2,937
INVESTMENTS	378	366
DEFERRED CHARGES, REGULATORY ASSETS AND NONCURRENT ASSETS
Goodwill	407	406
Intangible assets, less accumulated amortization of $41 and $34 in 2007 and 2006, respectively	73	80
Regulatory assets	4,192	4,179
Other deferred charges and noncurrent assets	424	286
TOTAL DEFERRED CHARGES, REGULATORY ASSETS AND NONCURRENT ASSETS	5,096	4,951
TOTAL ASSETS	$27,908	$26,699

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

	September 30, 2007	December 31, 2006
	(Millions of Dollars)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION
Common shareholders’ equity (See Statement of Common Shareholders’ Equity)	$8,990	$8,004
Preferred stock of subsidiary	213	213
Long-term debt	8,004	8,298
TOTAL CAPITALIZATION	17,207	16,515
MINORITY INTERESTS	42	41
NONCURRENT LIABILITIES
Obligations under capital leases	23	26
Provision for injuries and damages	161	155
Pension and retiree benefits	693	737
Superfund and other environmental costs	333	292
Uncertain income taxes	156	—
Asset retirement obligations	117	97
Fair value of derivative liabilities	70	97
Other noncurrent liabilities	93	93
TOTAL NONCURRENT LIABILITIES	1,646	1,497
CURRENT LIABILITIES
Long-term debt due within one year	836	374
Notes payable	350	117
Accounts payable	1,102	1,126
Customer deposits	244	228
Accrued taxes	48	36
Accrued interest	151	139
Accrued wages	87	79
Fair value of derivative liabilities	177	395
Deferred derivative gains	3	6
Deferred income taxes - recoverable energy costs	85	96
Other current liabilities	252	276
TOTAL CURRENT LIABILITIES	3,335	2,872
DEFERRED CREDITS AND REGULATORY LIABILITIES
Deferred income taxes and investment tax credits	4,379	4,095
Regulatory liabilities	1,278	1,657
Other deferred credits	21	22
TOTAL DEFERRED CREDITS AND REGULATORY LIABILITIES	5,678	5,774
TOTAL CAPITALIZATION AND LIABILITIES	$27,908	$26,699

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.

Consolidated Income Statement

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
	(Millions of Dollars/Except Share Data)
OPERATING REVENUES
Electric	$2,477	$2,478	$6,160	$5,903
Gas	234	211	1,505	1,404
Steam	102	104	525	485
Non-utility	830	648	1,901	1,522
TOTAL OPERATING REVENUES	3,643	3,441	10,091	9,314
OPERATING EXPENSES
Purchased power	1,719	1,587	4,080	3,790
Fuel	189	200	638	600
Gas purchased for resale	113	100	877	845
Other operations and maintenance	550	556	1,553	1,433
Depreciation and amortization	170	155	501	460
Taxes, other than income taxes	344	328	991	945
Income taxes	127	142	357	315
TOTAL OPERATING EXPENSES	3,212	3,068	8,997	8,388
OPERATING INCOME	431	373	1,094	926
OTHER INCOME (DEDUCTIONS)
Investment and other income	21	10	56	30
Allowance for equity funds used during construction	2	2	5	3
Preferred stock dividend requirements of subsidiary	(3)	(3)	(8)	(8)
Other deductions	(3)	(3)	(21)	(12)
Income taxes	3	13	13	15
TOTAL OTHER INCOME (DEDUCTIONS)	20	19	45	28
INTEREST EXPENSE
Interest on long-term debt	126	123	380	356
Other interest	15	40	44	65
Allowance for borrowed funds used during construction	(2)	(2)	(7)	(4)
NET INTEREST EXPENSE	139	161	417	417
INCOME FROM CONTINUING OPERATIONS	312	231	722	537
INCOME FROM DISCONTINUED OPERATIONS (NET OF INCOME TAXES)	—	—	—	(1)
NET INCOME	$312	$231	$722	$536
EARNINGS PER COMMON SHARE - BASIC
Continuing operations	$1.15	$0.93	$2.73	$2.17
Discontinued operations	—	—	—	—
Net income	$1.15	$0.93	$2.73	$2.17
EARNINGS PER COMMON SHARE - DILUTED
Continuing operations	$1.15	$0.92	$2.72	$2.16
Discontinued operations	—	—	—	—
Net income	$1.15	$0.92	$2.72	$2.16
DIVIDENDS DECLARED PER SHARE OF COMMON STOCK	$0.580	$0.575	$1.740	$1.725
AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC (IN MILLIONS)	271.0	249.0	264.6	247.0
AVERAGE NUMBER OF SHARES OUTSTANDING - DILUTED (IN MILLIONS)	272.0	250.0	265.8	248.0

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
	(Millions of Dollars)
NET INCOME	$312	$231	$722	$536
OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAXES
Pension plan liability adjustments, net of $1, $0, $3 and $(3) taxes in 2007 and 2006, respectively	1	—	4	(4)
Unrealized gains/(losses) on derivatives qualified as cash flow hedges, net of $0, $(17), $3 and $(57) taxes in 2007 and 2006, respectively	—	(25)	4	(82)
Less: Reclassification adjustment for losses included in net income, net of $(7), $(8), $(21) and $(36) taxes in 2007 and 2006, respectively	(11)	(12)	(31)	(52)
TOTAL OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAXES	12	(13)	39	(34)
COMPREHENSIVE INCOME	$324	$218	$761	$502

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.

CONSOLIDATED STATEMENT OF COMMON SHAREHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

(UNAUDITED)

	Common Stock		Additional Paid- In Capital	Retained Earnings	Treasury Stock		Capital Stock Expense	Accumulated Other Comprehensive Loss	Total
	Shares	Amount			Shares	Amount
	(Millions of Dollars/Except Share Data)
BALANCE AS OF DECEMBER 31, 2005	245,286,058	$27	$2,768	$5,605	23,210,700	$(1,001)	$(55)	$(34)	$7,310

Net income				181					181
Common stock dividends				(141)					(141)
Issuance of common shares—dividend reinvestment and employee stock plans	456,347		24						24
Stock options			(23)	35					12
Other comprehensive loss								(24)	(24)
BALANCE AS OF MARCH 31, 2006	245,742,405	$27	$2,769	$5,680	23,210,700	$(1,001)	$(55)	$(58)	$7,362

Net income				124					124
Common stock dividends				(142)					(142)
Issuance of common shares—dividend reinvestment and employee stock plans	491,822		28						28
Other comprehensive income								3	3
BALANCE AS OF JUNE 30, 2006	246,234,227	$27	$2,797	$5,662	23,210,700	$(1,001)	$(55)	$(55)	$7,375

Net income				231					231
Common stock dividends				(143)					(143)
Issuance of common shares—public offering	9,715,000	1	449				(3)		447
Issuance of common shares—dividend reinvestment and employee stock plans	633,357		31						31
Other comprehensive loss								(13)	(13)
BALANCE AS OF SEPTEMBER 30, 2006	256,582,584	$28	$3,277	$5,750	23,210,700	$(1,001)	$(58)	$(68)	$7,928

BALANCE AS OF DECEMBER 31, 2006	257,456,303	$28	$3,314	$5,804	23,210,700	$(1,001)	$(58)	$(83)	$8,004

Net income				256					256
Common stock dividends				(150)					(150)
Issuance of common shares—dividend reinvestment and employee stock plans	1,327,669		61						61
Other comprehensive income								36	36
BALANCE AS OF MARCH 31, 2007	258,783,972	$28	$3,375	$5,910	23,210,700	$(1,001)	$(58)	$(47)	$8,207

Net income				154					154
Common stock dividends				(156)					(156)
Issuance of common shares—public offering	11,000,000	1	559				(2)		558
Issuance of common shares—dividend reinvestment and employee stock plans	1,089,068		52						52
Other comprehensive loss								(9)	(9)
BALANCE AS OF JUNE 30, 2007	270,873,040	$29	$3,986	$5,908	23,210,700	$(1,001)	$(60)	$(56)	$8,806

Net income				312					312
Common stock dividends				(158)					(158)
Issuance of common shares—dividend reinvestment and employee stock plans	375,262		18						18
Other comprehensive income								12	12
BALANCE AS OF SEPTEMBER 30, 2007	271,248,302	$29	$4,004	$6,062	23,210,700	$(1,001)	$(60)	$(44)	$8,990

Consolidated Edison, Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2007	2006
	(Millions of Dollars)
OPERATING ACTIVITIES
Net Income	$722	$536
PRINCIPAL NON-CASH CHARGES/(CREDITS) TO INCOME
Depreciation and amortization	501	460
Deferred income taxes	285	299
Rate case amortization and accruals	(236)	(187)
Net transmission and distribution reconciliation	(138)	(80)
Common equity component of allowance for funds used during construction	(5)	(3)
Prepaid pension costs (net of capitalized amounts)	121	(41)
Net derivative losses	(67)	67
Other non-cash items (net)	58	59
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable - customers, less allowance for uncollectibles	(114)	216
Materials and supplies, including fuel oil and gas in storage	2	(33)
Other receivables and other current assets	179	(276)
Prepayments	(189)	(73)
Recoverable energy costs	63	116
Accounts payable	(24)	(300)
Pensions and retiree benefits	(164)	35
Accrued taxes	19	(44)
Accrued interest	12	40
Deferred charges, noncurrent assets and other regulatory assets	(331)	(163)
Deferred credits and other regulatory liabilities	191	46
Other assets	(7)	14
Other liabilities	49	(42)
NET CASH FLOWS FROM OPERATING ACTIVITIES	927	646

INVESTING ACTIVITIES
Utility construction expenditures (excluding capitalized support costs of $(47) and $(33) in 2007 and 2006, respectively)	(1,357)	(1,307)
Cost of removal less salvage	(125)	(126)
Non-utility construction expenditures	(4)	(4)
Common equity component of allowance for funds used during construction	5	3
Restricted cash	1	(4)
Proceeds from sale of properties	30	60
Proceeds from sale of Con Edison Communications	—	39
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(1,450)	(1,339)

FINANCING ACTIVITIES
Net proceeds from/(payments of) short-term debt	233	(324)
Retirement of long-term debt	(357)	(110)
Issuance of long-term debt	525	1,200
Issuance of common stock	660	485
Debt issuance costs	(5)	(10)
Common stock dividends	(435)	(395)
NET CASH FLOWS FROM FINANCING ACTIVITIES	621	846

CASH AND TEMPORARY CASH INVESTMENTS:
NET CHANGE FOR THE PERIOD	98	153
BALANCE AT BEGINNING OF PERIOD	94	81

BALANCE AT END OF PERIOD	$192	$234
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$369	$324
Income taxes	$75	$171

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

	September 30, 2007	December 31, 2006
	(Millions of Dollars)
ASSETS
UTILITY PLANT, AT ORIGINAL COST
Electric	$14,762	$13,872
Gas	2,952	2,848
Steam	1,733	1,691
General	1,552	1,510
TOTAL	20,999	19,921
Less: Accumulated depreciation	4,313	4,173
Net	16,686	15,748
Construction work in progress	888	832
NET UTILITY PLANT	17,574	16,580
NON-UTILITY PROPERTY
Non-utility property, less accumulated depreciation of $19 and $17 in 2007 and 2006, respectively	12	15
NET PLANT	17,586	16,595
CURRENT ASSETS
Cash and temporary cash investments	66	47
Accounts receivable - customers, less allowance for uncollectible accounts of $42 and $40 in 2007 and 2006, respectively	765	716
Other receivables, less allowance for uncollectible accounts of $4 and $3 in 2007 and 2006, respectively	272	365
Accounts receivable from affiliated companies	45	138
Fuel oil, at average cost	52	47
Gas in storage, at average cost	204	193
Materials and supplies, at average cost	130	126
Prepayments	288	84
Fair value of derivative assets	3	—
Recoverable energy costs	192	213
Deferred derivative losses	169	213
Other current assets	3	14
TOTAL CURRENT ASSETS	2,189	2,156
INVESTMENTS	100	91
DEFERRED CHARGES, REGULATORY ASSETS AND NONCURRENT ASSETS
Regulatory assets	3,772	3,764
Other deferred charges and noncurrent assets	344	210
TOTAL DEFERRED CHARGES, REGULATORY ASSETS AND NONCURRENT ASSETS	4,116	3,974
TOTAL ASSETS	$23,991	$22,816

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

	September 30, 2007	December 31, 2006
	(Millions of Dollars)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION
Common shareholder’s equity (See Statement of Common Shareholder’s Equity)	$7,918	$7,132
Preferred stock	213	213
Long-term debt	7,169	6,925
TOTAL CAPITALIZATION	15,300	14,270
NONCURRENT LIABILITIES
Obligations under capital leases	23	26
Provision for injuries and damages	155	148
Pensions and retiree benefits	423	449
Superfund and other environmental costs	278	243
Uncertain income taxes	142	—
Asset retirement obligations	116	96
Fair value of derivative liabilities	27	35
Other noncurrent liabilities	76	72
TOTAL NONCURRENT LIABILITIES	1,240	1,069
CURRENT LIABILITIES
Long-term debt due within one year	610	330
Accounts payable	840	866
Accounts payable to affiliated companies	12	14
Customer deposits	229	214
Accrued taxes	73	118
Accrued interest	128	121
Accrued wages	83	71
Fair value of derivative liabilities	95	193
Deferred derivative gains	2	5
Deferred income taxes - recoverable energy costs	78	87
Other current liabilities	207	233
TOTAL CURRENT LIABILITIES	2,357	2,252
DEFERRED CREDITS AND REGULATORY LIABILITIES
Deferred income taxes and investment tax credits	3,932	3,682
Regulatory liabilities	1,144	1,524
Other deferred credits	18	19
TOTAL DEFERRED CREDITS AND REGULATORY LIABILITIES	5,094	5,225
TOTAL CAPITALIZATION AND LIABILITIES	$23,991	$22,816

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

CONSOLIDATED INCOME STATEMENT

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
	(Millions of Dollars)
OPERATING REVENUES
Electric	$2,272	$2,273	$5,646	$5,449
Gas	204	185	1,316	1,238
Steam	102	104	525	485
TOTAL OPERATING REVENUES	2,578	2,562	7,487	7,172
OPERATING EXPENSES
Purchased power	922	982	2,291	2,400
Fuel	125	135	460	429
Gas purchased for resale	88	84	738	712
Other operations and maintenance	463	477	1,326	1,215
Depreciation and amortization	150	136	442	404
Taxes, other than income taxes	326	310	941	891
Income taxes	108	117	305	285
TOTAL OPERATING EXPENSES	2,182	2,241	6,503	6,336
OPERATING INCOME	396	321	984	836
OTHER INCOME (DEDUCTIONS)
Investment and other income	6	7	30	21
Allowance for equity funds used during construction	2	2	6	3
Other deductions	(3)	(3)	(10)	(9)
Income taxes	1	10	1	12
TOTAL OTHER INCOME (DEDUCTIONS)	6	16	27	27
INTEREST EXPENSE
Interest on long-term debt	108	100	317	285
Other interest	9	37	32	56
Allowance for borrowed funds used during construction	(2)	(2)	(6)	(3)
NET INTEREST EXPENSE	115	135	343	338
NET INCOME	287	202	668	525
PREFERRED STOCK DIVIDEND REQUIREMENTS	3	3	9	8
NET INCOME FOR COMMON STOCK	$284	$199	$659	$517

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
	(Millions of Dollars)
NET INCOME	$287	$202	$668	$525
OTHER COMPREHENSIVE LOSS, NET OF TAXES
Pension plan liability adjustments, net of $(3) taxes in 2006	—	—	—	(4)
Unrealized losses on derivatives qualified as cash flow hedges, net of $(1) taxes in 2006	—	—	—	(1)
TOTAL OTHER COMPREHENSIVE LOSS, NET OF TAXES	—	—	—	(5)
COMPREHENSIVE INCOME	$287	$202	$668	$520

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

CONSOLIDATED STATEMENT OF COMMON SHAREHOLDER’S EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

(UNAUDITED)

	Common Stock		Additional Paid- In Capital	Retained Earnings	Repurchased Con Edison Stock	Capital Stock Expense	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
	(Millions of Dollars/Except Share Data)
BALANCE AS OF DECEMBER 31, 2005	235,488,094	$589	$1,802	$5,074	$(962)	$(55)	$(11)	$6,437

Net income				205				205
Common stock dividend to parent				(113)				(113)
Cumulative preferred dividends				(3)				(3)
Other comprehensive loss							(5)	(5)
BALANCE AS OF MARCH 31, 2006	235,488,094	$589	$1,802	$5,163	$(962)	$(55)	$(16)	$6,521

Net income				119				119
Common stock dividend to parent				(115)				(115)
Cumulative preferred dividends				(3)				(3)
BALANCE AS OF JUNE 30, 2006	235,488,094	$589	$1,802	$5,164	$(962)	$(55)	$(16)	$6,522

Net income				202				202
Common stock dividend to parent				(109)				(109)
Capital contribution by parent			450			(3)		447
Cumulative preferred dividends				(3)				(3)
BALANCE AS OF SEPTEMBER 30, 2006	235,488,094	$589	$2,252	$5,254	$(962)	$(58)	$(16)	$7,059

BALANCE AS OF DECEMBER 31, 2006	235,488,094	$589	$2,252	$5,320	$(962)	$(58)	$(9)	$7,132

Net income				239				239
Common stock dividend to parent				(131)				(131)
Cumulative preferred dividends				(3)				(3)
BALANCE AS OF MARCH 31, 2007	235,488,094	$589	$2,252	$5,425	$(962)	$(58)	$(9)	$7,237

Net income				142				142
Common stock dividend to parent				(131)				(131)
Capital contribution by parent			518			(2)		516
Cumulative preferred dividends				(3)				(3)
BALANCE AS OF JUNE 30, 2007	235,488,094	$589	$2,770	$5,433	$(962)	$(60)	$(9)	$7,761

Net income				287				287
Common stock dividend to parent				(142)				(142)
Capital contribution by parent			15					15
Cumulative preferred dividends				(3)				(3)
BALANCE AS OF SEPTEMBER 30, 2007	235,488,094	$589	$2,785	$5,575	$(962)	$(60)	$(9)	$7,918

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2007	2006
	(Millions of Dollars)
OPERATING ACTIVITIES
Net income	$668	$525
PRINCIPAL NON-CASH CHARGES/(CREDITS) TO INCOME
Depreciation and amortization	442	404
Deferred income taxes	270	296
Rate case amortization and accruals	(236)	(187)
Net transmission and distribution reconciliation	(138)	(80)
Common equity component of allowance for funds used during construction	(6)	(3)
Prepaid pension costs (net of capitalized amounts)	77	(41)
Other non-cash items (net)	(50)	2
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable - customers, less allowance for uncollectibles	(49)	212
Materials and supplies, including fuel oil and gas in storage	(20)	(36)
Other receivables and other current assets	177	(324)
Prepayments	(204)	152
Recoverable energy costs	71	117
Accounts payable	(28)	(290)
Pensions and retiree benefits	(124)	38
Accrued taxes	(39)	(54)
Accrued interest	7	30
Deferred charges, noncurrent assets and other regulatory assets	(288)	(168)
Deferred credits and other regulatory liabilities	188	48
Other assets	(1)	—
Other liabilities	48	(33)
NET CASH FLOWS FROM OPERATING ACTIVITIES	765	608
INVESTING ACTIVITIES
Utility construction expenditures (excluding capitalized support costs of $(47) and $(33) in 2007 and 2006, respectively)	(1,297)	(1,233)
Cost of removal less salvage	(123)	(124)
Common equity component of allowance for funds used during construction	6	3
Proceeds from sale of properties	30	60
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(1,384)	(1,294)
FINANCING ACTIVITIES
Net payments of short-term debt	—	(370)
Retirement of long-term debt	—	(100)
Issuance of long-term debt	525	1,200
Debt issuance costs	(5)	(10)
Capital contribution by parent	531	447
Dividend to parent	(404)	(337)
Preferred stock dividends	(9)	(8)
NET CASH FLOWS FROM FINANCING ACTIVITIES	638	822
CASH AND TEMPORARY CASH INVESTMENTS:
NET CHANGE FOR THE PERIOD	19	136
BALANCE AT BEGINNING OF PERIOD	47	61
BALANCE AT END OF PERIOD	$66	$197
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$304	$256
Income taxes	$102	$183

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

The separate interim consolidated financial statements of each of the Companies are unaudited but, in the opinion of their respective managements, reflect all adjustments (which include only normally recurring adjustments) necessary for a fair presentation of the results for the interim periods presented. The Companies’ separate interim consolidated financial statements should be read together with their separate audited financial statements (including the combined notes thereto) included in Item 8 of their combined Annual Report on Form 10-K for the year ended December 31, 2006 (the Form 10-K) and their separate unaudited financial statements (including the combined notes thereto) included in Part I, Item 1 of their combined Quarterly Report Form 10-Q for the quarterly periods ended March 31, 2007 (the First Quarter Form 10-Q) and June 30, 2007 (the Second Quarter Form 10-Q). Information in the notes to the consolidated financial statements in the Form 10-K, the First Quarter Form 10-Q and the Second Quarter Form 10-Q referred to in these notes is incorporated by reference herein. The use of terms such as “see” or “refer to” shall be deemed to incorporate by reference into this discussion and analysis the information to which reference is made. Certain prior period amounts have been reclassified to conform to the current period presentation. Results for interim periods are not necessarily indicative of results for the entire fiscal year.

Con Edison has two regulated utility subsidiaries: Con Edison of New York and O&R. Con Edison of New York provides electric service and gas service in New York City and Westchester County. The company also provides steam service in parts of Manhattan. O&R, along with its regulated utility subsidiaries, provides electric service in southeastern New York and adjacent areas of northern New Jersey and eastern Pennsylvania and gas service in southeastern New York and adjacent areas of eastern

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Pennsylvania. Con Edison has the following competitive energy businesses: Consolidated Edison Solutions, Inc. (Con Edison Solutions), a retail energy services company that sells electricity and also offers energy-related services; Consolidated Edison Energy, Inc. (Con Edison Energy), a wholesale energy supply company; and Consolidated Edison Development, Inc. (Con Edison Development), a company that owns, leases or operates generating plants and participates in other infrastructure projects.

Note A - Earnings Per Common Share

Reference is made to “Earnings Per Common Share” in Note A to the financial statements included in Item 8 of the Form 10-K. For the three and nine months ended September 30, 2007 and 2006, Con Edison’s basic and diluted EPS are calculated as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Millions of Dollars, except per share amounts/Shares in Millions)	2007	2006	2007	2006
Income from continuing operations	$312	$231	$722	$537
Income from discontinued operations, net of tax	—	—	—	(1)
Net income	$312	$231	$722	$536
Weighted average common shares outstanding - Basic	271.0	249.0	264.6	247.0
Add: Incremental shares attributable to effect of potentially dilutive securities	1.0	1.0	1.2	1.0
Adjusted weighted average common shares outstanding - Diluted	272.0	250.0	265.8	248.0
EARNINGS PER COMMON SHARE - BASIC
Continuing operations	$1.15	$0.93	$2.73	$2.17
Discontinued operations	—	—	—	—
Net income	$1.15	$0.93	$2.73	$2.17
EARNINGS PER COMMON SHARE - DILUTED
Continuing operations	$1.15	$0.92	$2.72	$2.16
Discontinued operations	—	—	—	—
Net income	$1.15	$0.92	$2.72	$2.16

Note B - Regulatory Matters

Reference is made to “Accounting Policies” in Note A and “Rate Agreements” in Note B to the financial statements included in Item 8 of the Form 10-K and Note B to the financial statements in Part I, Item 1 of the First and Second Quarter Forms 10-Q.

Rate Agreements

O&R - Electric

In October 2007, the PSC issued an order that continues O&R’s rates for electric service rendered in New York at current levels. The order, which is based on an allowed annual rate of return on common

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

equity of 9.1 percent increases, effective July 1, 2007, by $13.1 million annually the amount recognized for pension and other postretirement benefit costs. Because O&R, in accordance with applicable New York regulatory provisions, defers the difference between the actual amount of such costs and the amounts for such costs reflected in rates, the effect of the increase will be to decrease the company’s deferrals of such costs and increase other operations and maintenance expense by a like amount. As required by the order, the company also has reduced other operating revenues and recorded a regulatory liability of $5 million at September 30, 2007 primarily for earnings attributable to its New York electric business in excess of a 9.1 percent annual rate of return on common equity applicable to the period March through June 2007. In June 2007, O&R commenced an action in New York State Supreme Court seeking to annul the March 2007 PSC order that initiated the proceeding in which the October 2007 order was issued.

In August 2007, O&R filed a request with the PSC for an increase in the rates it charges for electric service rendered in New York, effective July 2008, of $47.8 million. The filing reflects a return on common equity of 11.5 percent and a common equity ratio of 48.6 percent. The filing proposes continuation of the current provisions with respect to recovery from customers of the cost of purchased power, and the reconciliation of actual expenses allocable to the electric business to the amounts for such costs reflected in electric rates for pension and other postretirement benefit costs, environmental and research and development costs.

In October 2007, O&R submitted to the PSC a revenue decoupling proposal applicable to the company’s electric service in New York. Under the proposal, the company’s actual electric delivery revenues for most customer service classifications would be compared, on a monthly basis, with the forecasted delivery revenues reflected in electric rates for each service classification, with the difference accrued, with interest, for refund to, or recovery from, customers, as applicable, and the company would engage in programs to advance energy efficiency.

Con Edison of New York - Gas

In September 2007, the PSC approved the Joint Proposal that Con Edison of New York had entered into in June 2007 with the staff of the PSC and other parties with respect to the rates the company can charge its customers for gas service. The PSC modified the Joint Proposal to provide for levelized annual rate increases of $67.5 million in each year of the three year rate plan, by accruing, over the first rate year as gas service is provided, $31.1 million of revenues and a related regulatory asset, which, together with interest, will be billed to customers in the second and third rate years. The Joint Proposal had provided for rate increases of $84.6 million, $32.7 million and $42.7 million, effective October 1, 2007, 2008 and 2009, respectively, along with annual funding for new energy efficiency programs of $14 million.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Regulatory Assets and Liabilities

Regulatory assets and liabilities at September 30, 2007 and December 31, 2006 were comprised of the following items:

	Con Edison		Con Edison of New York
(Millions of Dollars)	2007	2006	2007	2006
Regulatory assets
Unrecognized pension and other postretirement costs	$1,881	$1,929	$1,750	$1,776
Future federal income tax	1,081	995	1,023	941
Environmental remediation costs	384	318	310	255
World Trade Center restoration costs	151	147	151	147
Pension and other postretirement benefits deferrals	146	157	83	98
Revenue taxes	74	68	73	67
O&R transition bond charges	64	67	—	—
Net T&D reconciliation	93	94	93	94
Electric rate increase accrual	28	44	28	44
Unbilled gas revenue	44	44	44	44
Workers’ compensation	45	42	45	42
Other retirement program costs	17	20	17	20
Recoverable energy costs	5	55	5	55
Asbestos-related costs	10	10	10	10
Deferred derivative losses - long-term	14	18	13	15
Other	155	171	127	156
Regulatory assets	4,192	4,179	3,772	3,764
Deferred derivative losses - current	173	237	169	213
Recoverable energy costs - current	211	235	192	213
Total Regulatory Assets	$4,576	$4,651	$4,133	$4,190
Regulatory liabilities
Allowance for cost of removal less salvage	$444	$492	$382	$432
Gain on sale of First Avenue properties	144	144	144	144
Net electric deferrals	86	164	86	164
Prior year deferred tax amortization	51	81	51	81
2004 electric, gas and steam one-time rate agreement charges	32	85	32	85
NYS tax law changes	53	38	43	28
Interest on federal income tax refund	41	41	41	41
Net steam deferrals	28	48	28	48
O&R refundable energy costs	29	40	—	—
Gain on sale of W. 24th St. property	20	46	20	46
Transmission congestion contracts	6	96	6	96
Deferred derivative gains - long-term	8	2	—	1
Property tax reconciliation	28	39	28	39
EPA SO2 allowance proceeds - electric and steam	15	106	15	106
DC service incentive	11	13	11	13
Gas interruptible sales credits	13	8	13	8
Other	269	214	244	192
Regulatory liabilities	1,278	1,657	1,144	1,524
Deferred derivative gains - current	3	6	2	5
Total Regulatory Liabilities	$1,281	$1,663	$1,146	$1,529

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

In March 2007, in accordance with the 2005 Electric Rate Agreement, the company offset $265 million of regulatory liabilities against an equal amount of regulatory assets. The regulatory liabilities settled related primarily to proceeds from the sale of sulfur dioxide allowances, prior year’s transmission congestion contracts auction proceeds, gains from the sale of properties, revenue reductions related to customer outages, and the cost reconciliations for property taxes and interference costs. The regulatory assets recovered related primarily to the Net T&D reconciliation and cost reconciliations for pension and other postretirement benefit costs.

The $81 million “prior year deferred tax amortization” at December 31, 2006 represents the revenue equivalent of $48 million for the amortization of deferred taxes in the years 2000 to 2004 that was not recorded during that period. The correction was recognized in 2005 with this balance deferred as a regulatory liability pending disposition by the PSC. In September 2007, the PSC granted the company’s petition associated with this regulatory liability by directing the company to credit customers $51 million to reflect the impact on electric and steam rates of correcting the amortization of these deferred taxes. Accordingly, the Company reduced this regulatory liability to $51 million. The impact of this accounting was a $17 million benefit to net income in the three and nine month periods ended September 30, 2007.

Power Outage Proceedings

During a July 2006 heat wave, electric service was interrupted to a number of Con Edison of New York’s customers, predominantly in the company’s Long Island City distribution network in Queens, New York. Also, a number of the company’s customers in Westchester County, New York, experienced weather-related outages in 2006.

In April 2007, the PSC expanded its ongoing proceeding investigating the Queens outage to also consider the prudence of the company’s conduct with respect to the outage. The investigation has been reviewing the circumstances surrounding the outage, the company’s response, communication and restoration efforts, the need for changes to the company’s practices and procedures and the costs incurred by the company related to the outage. The PSC indicated that the prudence examination should consider and address, among other things: (i) the reasonableness of the company’s response to the outage, its monitoring of its distribution system, its use of available information, its procedures for determining whether to shut down the Long Island City network (and the prudence of its decision not to do so) and its operation and maintenance of equipment in the Long Island City network; and (ii) whether and to what extent, the expenses and capital expenditures associated with the outage that the company has incurred, or may incur, should be borne by the company’s customers. In February 2007, the PSC staff issued a report on the outage which, among other things, includes the PSC staff’s (i) finding that the overriding cause of the outage was the company’s failure to adequately operate,

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

maintain and oversee the Long Island City network, (ii) conclusion that the company should have, but failed to, shut down the Long Island City network to minimize the impact of the outage to customers, and (iii) recommendation that the PSC initiate a proceeding to consider the prudence of the company’s actions or inactions during the outage.

The PSC is also reviewing the Westchester outages, and has ordered the company to show cause why it should not be liable for certain food spoilage claims in connection with the September 2006 outage in Westchester resulting from Tropical Storm Ernesto.

The PSC has engaged an independent third party consultant to audit the company’s performance in response to outage emergencies and planning for restoration of service. In October 2007, the consultant issued its report which identified opportunities for improvement in emergency response, policy, organization, performance and communication. The consultant, among other things, recommended that (i) the company prepare a multi-year strategic plan focusing on system reliability, emergency preparedness, and major outage prevention and event restoration; (ii) the company restructure its emergency organizational function in accordance with the strategic plan; and (iii) a comprehensive study be done to determine if the company is providing adequate resources to support its infrastructure.

From the July 2006 outage through September 30, 2007, Con Edison of New York had paid $14 million, $5 million of which was reimbursed by insurers, to compensate customers for spoilage of food and other perishables resulting from the Queens outage, incurred estimated operating costs of $39 million, net of $1 million of insurance reimbursement, invested $48 million in capital assets and retirements in the Long Island City network after the Queens outage, and reduced revenues under its 2005 electric rate agreement by $18 million relating to customer outages.

In July 2007, the PSC issued a notice requesting comments on the tariff provisions pursuant to which the company is required to reimburse its electric customers for losses resulting from service interruptions in certain circumstances. The current provisions provide for reimbursement to affected residential and commercial customers for food spoilage of up to $450 and $9,000, respectively, with a maximum aggregate of $15 million for an outage. The company is not required to provide reimbursement for outages caused by certain events such as storms, provided the company makes reasonable efforts to restore service as soon as practicable.

The Companies are unable to predict whether the outages and any related proceedings will have any further material adverse effect on their results of operations or have a material adverse effect on their financial position or liquidity.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note C - Long-Term Debt

Reference is made to Note C to the financial statements in Item 8 of the Form 10-K and in Part I.

In August 2007, Con Edison of New York issued $525 million of 6.30 percent, 30-year debentures. The net proceeds received from the issuance were used for general corporate purposes, including repayment of short-term debt.

Note D - Short-Term Borrowing and Credit Agreements

Reference is made to Note D to the financial statements in Item 8 of the Form 10-K and Note C to the financial statements in Part I, Item 1 of the First and Second Quarter Forms 10-Q.

At September 30, 2007, Con Edison had $350 million of commercial paper outstanding at a weighted average interest rate of 5.18 percent, none of which was outstanding under Con Edison of New York’s program. At September 30, 2006, Con Edison had $431 million of commercial paper outstanding of which $150 million was outstanding under Con Edison of New York’s program. The weighted average interest rate at September 30, 2006 was 5.42 percent and 5.32 percent for Con Edison and Con Edison of New York, respectively. At September 30, 2007 and 2006, no loans were outstanding under the Companies’ credit agreements and $79 million and $16 million of letters of credit were outstanding, respectively.

Note E - Pension Benefits

Reference is made to Note E to the financial statements in Item 8 of the Form 10-K and Note D to the financial statements in Part I, Item 1 of the First and Second Quarter Forms 10-Q.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Net Periodic Benefit Cost

The components of the Companies’ net periodic benefit costs for the three and nine months ended September 30, 2007 and 2006 were as follows:

	For the Three Months Ended September 30,
	Con Edison		Con Edison of New York
(Millions of Dollars)	2007	2006	2007	2006
Service cost - including administrative expenses	$32	$32	$30	$30
Interest cost on projected benefit obligation	122	116	114	108
Expected return on plan assets	(161)	(155)	(154)	(149)
Amortization of net actuarial loss	40	31	35	26
Amortization of prior service costs	3	3	2	3
NET PERIODIC BENEFIT COST	$36	$27	$27	$18
Amortization of regulatory asset*	1	1	1	1
TOTAL PERIODIC BENEFIT COST	$37	$28	$28	$19
Cost capitalized	(14)	(8)	(12)	(6)
Cost deferred	(26)	(27)	(24)	(24)
Cost credited to operating expenses	$(3)	$(7)	$(8)	$(11)
*	Relates to increases in Con Edison of New York’s pension obligations of $33 million from a 1993 special retirement program and $45 million from a 1999 special retirement program.

	For the Nine Months Ended September 30,
	Con Edison		Con Edison of New York
(Millions of Dollars)	2007	2006	2007	2006
Service cost - including administrative expenses	$98	$99	$91	$92
Interest cost on projected benefit obligation	368	345	344	323
Expected return on plan assets	(484)	(465)	(463)	(447)
Amortization of net actuarial loss	120	94	104	78
Amortization of prior service costs	8	10	7	9
NET PERIODIC BENEFIT COST	$110	$83	$83	$55
Amortization of regulatory asset*	3	3	3	3
TOTAL PERIODIC BENEFIT COST	$113	$86	$86	$58
Cost capitalized	(37)	(25)	(30)	(19)
Cost deferred	(75)	(85)	(69)	(75)
Cost charged/(credited) to operating expenses	$1	$(24)	$(13)	$(36)
*	Relates to increases in Con Edison of New York’s pension obligations of $33 million from a 1993 special retirement program and $45 million from a 1999 special retirement program.

Expected Contributions

Con Edison of New York expects to contribute $8 million to its non-qualified Supplemental Retirement Income Plan in the fourth quarter of 2007.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note F - Other Postretirement Benefits

Reference is made to Note F to the financial statements in Item 8 of the Form 10-K and Note E to the financial statements in Part I, Item 1 of the First and Second Quarter Forms 10-Q.

Net Periodic Benefit Cost

The components of the Companies’ net periodic postretirement benefit costs for the three and nine months ended September 30, 2007 and 2006 were as follows:

	For the Three Months Ended September 30,
	Con Edison		Con Edison of New York
(Millions of Dollars)	2007	2006	2007	2006
Service cost	$4	$4	$4	$3
Interest cost on accumulated other postretirement benefit obligation	24	21	21	19
Expected return on plan assets	(21)	(19)	(19)	(18)
Amortization of net actuarial loss	17	15	15	13
Amortization of prior service cost	(4)	(4)	(4)	(4)
Amortization of transition obligation	1	1	1	1
NET PERIODIC POSTRETIREMENT BENEFIT COST	$21	$18	$18	$14
Cost capitalized	(7)	(7)	(6)	(5)
Cost deferred	(7)	(8)	(7)	(8)
Cost charged to operating expenses	$7	$3	$5	$1

	For the Nine Months Ended September 30,
	Con Edison		Con Edison of New York
(Millions of Dollars)	2007	2006	2007	2006
Service cost	$13	$13	$11	$10
Interest cost on accumulated other postretirement benefit obligation	70	64	62	57
Expected return on plan assets	(61)	(58)	(56)	(54)
Amortization of net actuarial loss	50	44	44	37
Amortization of prior service cost	(11)	(11)	(11)	(11)
Amortization of transition obligation	3	3	3	3
NET PERIODIC POSTRETIREMENT BENEFIT COST	$64	$55	$53	$42
Cost capitalized	(22)	(18)	(18)	(14)
Cost deferred	(27)	(23)	(25)	(20)
Cost charged to operating expenses	$15	$14	$10	$8

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

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

The Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 and similar state statutes (Superfund) impose joint and several liability, regardless of fault, upon generators of hazardous substances for investigation and remediation costs (which include costs of demolition, removal, disposal, storage, replacement, containment, and monitoring) and environmental damages. Liability under these laws can be material and may be imposed for contamination from past acts, even though such past acts may have been lawful at the time they occurred. The sites at which the Utilities have been asserted to have liability under these laws, including their manufactured gas plant sites, are referred to herein as “Superfund Sites.”

For Superfund Sites where there are other potentially responsible parties and the Utilities are not managing the site investigation and remediation, the accrued liability represents an estimate in 2006 dollars of the amount the Utilities will need to pay to discharge their related obligations. For Superfund Sites (including the manufactured gas plant sites) for which one of the Utilities is managing the investigation and remediation, the accrued liability represents an estimate in 2006 dollars of the company’s share of undiscounted cost to investigate the sites and, for sites that have been investigated in whole or in part, the cost to remediate the sites. Remediation costs are estimated in light of the information available, applicable remediation standards, and experience with similar sites.

The accrued liabilities and regulatory assets related to Superfund Sites at September 30, 2007 and December 31, 2006 were as follows:

	Con Edison		Con Edison of New York
(Millions of Dollars)	2007	2006	2007	2006
Accrued Liabilities:
Manufactured gas plant sites	$272	$228	$218	$180
Other Superfund Sites	61	64	60	63
Total	$333	$292	$278	$243
Regulatory assets	$384	$318	$310	$255

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

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Environmental remediation payments and insurance recoveries received related to Superfund Sites for the three and nine months ended September 30, 2007 and 2006 were as follows:

	For the Three Months Ended September 30,
	Con Edison		Con Edison of New York
(Millions of Dollars)	2007	2006	2007	2006
Remediation payments	$16	$11	$13	$9
Insurance recoveries received	—	—	—	—

	For the Nine Months Ended September 30,
	Con Edison		Con Edison of New York
(Millions of Dollars)	2007	2006	2007	2006
Remediation payments	$33	$41	$29	$34
Insurance recoveries received	1	3	1	3

In 2006, Con Edison of New York estimated that for its manufactured gas plant sites, its aggregate undiscounted potential liability for the investigation and remediation of coal tar and/or other manufactured gas plant-related environmental contaminants could range up to $1.1 billion. In 2007, O&R estimated that for its manufactured gas plant sites, each of which has been investigated, the aggregate undiscounted potential liability for the remediation of such contaminants could range up to $143 million. These estimates were based on the assumption that there is contamination at the sites that have not yet been investigated and additional assumptions about these and the other sites regarding the extent of contamination and the type and extent of remediation that may be required. Actual experience may be materially different.

Asbestos Proceedings

Suits have been brought in New York State and federal courts against the Utilities and many other defendants, wherein a large number of plaintiffs sought large amounts of compensatory and punitive damages for deaths and injuries allegedly caused by exposure to asbestos at various premises of the Utilities. The suits that have been resolved, which are many, have been resolved without any payment by the Utilities, or for amounts that were not, in the aggregate, material to them. The amounts specified in all the remaining thousands of suits total billions of dollars; however, the Utilities believe that these amounts are greatly exaggerated, based on the disposition of previous claims. In 2006, Con Edison of New York estimated that its aggregate undiscounted potential liability for these suits and additional suits that may be brought over the next 15 years is $10 million. The estimate was based upon a combination of modeling, historical data analysis and risk factor assessment. Actual experience

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

may be materially different. In addition, certain current and former employees have claimed or are claiming workers’ compensation benefits based on alleged disability from exposure to asbestos. Under its current rate agreements, Con Edison of New York is permitted to defer as regulatory assets (for subsequent recovery through rates) costs incurred for its asbestos lawsuits and workers’ compensation claims. The accrued liability for asbestos suits and workers’ compensation proceedings (including those related to asbestos exposure) and the amounts deferred as regulatory assets for the Companies at September 30, 2007 and December 31, 2006 were as follows:

	Con Edison		Con Edison of New York
(Millions of Dollars)	2007	2006	2007	2006
Accrued liability - asbestos suits	$10	$10	$10	$10
Regulatory assets - asbestos suits	$10	$10	$10	$10
Accrued liability - workers’ compensation	$120	$117	$115	$112
Regulatory assets - workers’ compensation	$45	$42	$45	$42

Note H - Other Material Contingencies

Manhattan Steam Main Rupture

In July 2007, a Con Edison of New York steam main located in midtown Manhattan ruptured. The cause of the rupture is being investigated. It has been reported that one person died and others were injured as a result of the incident. Several buildings in the area were damaged. Debris from the incident included dirt and mud containing asbestos. The response to the incident required the closing of several buildings and streets for various periods. As of September 30, 2007, with respect to the incident, the company incurred estimated operating costs of $19 million for property damage, clean up and other response costs and invested $11 million in capital, retirement and other costs. Several plaintiffs have sued the company seeking generally unspecified compensatory and, in some cases, punitive damages, for personal injury, property damage and business interruption. The company has notified its insurers of the incident and believes that the policies currently in force will cover most of the company’s costs, which could be substantial, to satisfy its liability to others in connection with the incident.

Lease In/Lease Out Transactions

In each of 1997 and 1999, Con Edison Development entered into a transaction in which it leased property and then immediately subleased it back to the lessor (termed “Lease In/Lease Out,” or LILO transaction). The transactions respectively involve gas distribution and electric generating facilities in the Netherlands, with a total investment of $259 million. The transactions were financed with $93 million of equity and $166 million of non-recourse, long-term debt secured by the underlying assets. In accordance with Statement of Financial Accounting Standards (SFAS) No. 13, “Accounting for Leases,” Con Edison is accounting for the two LILO transactions as leveraged leases. Accordingly, the

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

company’s investment in these leases, net of non-recourse debt, is carried as a single amount in Con Edison’s consolidated balance sheet and income is recognized pursuant to a method that incorporates a level rate of return for those years when net investment in the lease is positive, based upon the after-tax cash flows projected at the inception of the leveraged leases. At September 30, 2007 and December 31, 2006, the company’s investment in these leveraged leases ($234 million and $232 million, respectively) net of deferred tax liabilities ($221 million and $208 million, respectively), amounted to $13 million and $24 million, respectively.

On audit of Con Edison’s tax return for 1997, the Internal Revenue Service (IRS) disallowed the tax losses in connection with the 1997 LILO transaction. In December 2005, Con Edison paid a $0.3 million income tax deficiency asserted by the IRS for the tax year 1997 with respect to the 1997 LILO transaction. In April 2006, the company paid interest of $0.2 million associated with the deficiency and commenced an action in the United States Court of Federal Claims, entitled Consolidated Edison Company of New York, Inc. v. United States, to obtain a refund of this tax payment and interest. A trial commenced in October 2007.

In connection with its audit of Con Edison’s federal income tax returns for the tax years 1998, 1999, 2000, 2001 and 2005, the IRS disallowed $194 million of net tax deductions taken with respect to both of the LILO transactions for the tax years. Con Edison filed appeals of these audit level disallowances with the Appeals Office of the IRS, where consideration of this matter is pending. In connection with its audit of Con Edison’s federal income tax returns for the tax years 2002, 2003, 2004 and 2006, the IRS indicated that it intends to disallow $186 million of net tax deductions taken with respect to both of the LILO transactions for the tax years. If and when these audit level disallowances becomes appealable, Con Edison intends to file appeals of the disallowances with the Appeals Office of the IRS.

Con Edison believes that its LILO transactions have been correctly reported, and has not recorded any reserve with respect to the disallowance of tax losses, or related interest, in connection with its LILO transactions. Con Edison’s estimated tax savings, reflected in its financial statements, from the two LILO transactions through September 30, 2007, in the aggregate, was $167 million. If Con Edison were required to repay all or a portion of these amounts, it would also be required to pay interest of up to $58 million.

Northeast Utilities Litigation

Con Edison and Northeast Utilities are pursuing claims against each other for damages as a result of the alleged breach of their agreement and plan of merger, dated as of October 13, 1999, as amended and restated as of January 11, 2000. The litigation, entitled Consolidated Edison, Inc. v. Northeast

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

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

Guarantees

Con Edison and its subsidiaries enter into various agreements providing financial or performance assurance primarily to third parties on behalf of their subsidiaries. In addition, a Con Edison Development subsidiary has issued a guarantee on behalf of an entity in which it has an equity interest. Maximum amounts guaranteed by Con Edison totaled $1.3 billion and $1.2 billion at September 30, 2007 and December 31, 2006, respectively.

A summary, by type and term, of Con Edison’s total guarantees at September 30, 2007 is as follows:

Guarantee Type	0 –3 years	4 –10 years	> 10 years	Total
	(Millions of Dollars)
Commodity transactions	$851	$30	$249	$1,130
Affordable housing program	—	22	—	22
Intra-company guarantees	45	—	1	46
Other guarantees	78	42	—	120
TOTAL	$974	$94	$250	$1,318

For a description of guarantee types, see Note H to the financial statements in Item 8 of the Form 10-K.

Note I - Income Tax

Uncertain Tax Positions

Reference is made to Note H to the financial statements in Part I, Item 1 of the First Quarter Form 10-Q for information about the Companies’ January 2007 adoption of Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48).

The Companies’ uncertain tax positions include use of the “simplified service cost method” (SSCM) to determine the extent to which construction-related costs could be deducted in 2002 through 2005. The Companies expect that they will be required to repay, with interest, a portion of their past SSCM tax benefits ($323 million, of which $295 million is attributable to Con Edison of New York) and to

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

capitalize and depreciate over a period of years costs they previously deducted under SSCM. Interest on all past SSCM tax benefits for Con Edison and Con Edison of New York could be approximately $101 million and $92 million, respectively. Repayment of the SSCM tax benefits would not otherwise affect the Companies’ results of operations because deferred taxes have been previously provided for the related temporary differences between the SSCM deductions taken for federal income tax purposes and the corresponding amounts charged to expense for financial reporting purposes.

At September 30, 2007, the liabilities for uncertain tax positions for Con Edison and Con Edison of New York were $156 million and $142 million, respectively, and accrued interest on the liabilities amounted to $33 million and $29 million, respectively. The Companies recognize interest accrued related to the liability for uncertain tax positions in interest expense and penalties, if any, in operating expenses in the Companies’ consolidated income statements. The Companies’ recognized interest expense for uncertain tax positions for the three and nine months ended September 30, 2007 were as follows:

	For the Three Months Ended September 30, 2007		For the Nine Months Ended September 30, 2007
(Millions of Dollars)	Con Edison	Con Edison of New York	Con Edison	Con Edison of New York
Interest expense	$1	$1	$11	$8

In June 2007, Con Edison paid $160 million to the Internal Revenue Service, $147 million of which is attributable to Con Edison of New York, as a deposit for the repayment, including related interest, that the Companies expect will be required with respect to the past SSCM benefits. As a result, for federal income tax purposes, interest will continue to accrue only on the portion of the liability, if any, that exceeds the deposit. Con Edison and Con Edison of New York have recorded the deposit as a noncurrent asset on their consolidated balance sheet.

The Companies do not expect the total amounts of uncertain tax positions to significantly increase or decrease within the next 12 months.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note J - Stock-Based Compensation

For a description of stock-based compensation, including stock options, restricted stock units (RSUs) and the stock purchase plan, reference is made to Note M to the financial statements in Item 8 of the Form 10-K. In accordance with SFAS No. 123(R), “Share-Based Payment” (SFAS No. 123(R)), the Companies have recognized the cost of stock-based compensation as an expense using a fair value measurement method. The following table summarizes stock-based compensation expense recognized by the Companies in the three and nine months ended September 30, 2007 and 2006:

	For the Three Months Ended September 30,
	Con Edison		Con Edison of New York
(Millions of Dollars)	2007	2006	2007	2006
Stock options	$1	$2	$1	$1
Restricted stock units	—	—	—	—
Performance-based restricted stock	1	2	1	1
Total	$2	$4	$2	$2

	For the Nine Months Ended September 30,
	Con Edison		Con Edison of New York
(Millions of Dollars)	2007	2006	2007	2006
Stock options	$2	$8	$1	$7
Restricted stock units	1	1	1	—
Performance-based restricted stock	3	11	3	9
Total	$6	$20	$5	$16

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Stock Options

A summary of changes in the status of stock options during the three and nine months ended September 30, 2007 and 2006 were as follows:

	Con Edison		Con Edison of New York
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at 12/31/05	7,867,151	$41.913	6,697,401	$42.000
Granted	804,000	46.880	699,000	46.880
Exercised	(67,500)	37.560	(60,800)	37.404
Forfeited	(20,900)	42.691	(5,000)	44.688
Outstanding at 3/31/06	8,582,751	$42.412	7,330,601	$42.503
Granted	859,900	43.500	711,700	43.500
Exercised	(64,725)	35.935	(55,725)	35.538
Forfeited	(19,000)	44.353	(13,000)	44.765
Outstanding at 6/30/06	9,358,926	$42.553	7,973,576	$42.637
Granted	—	—	—	—
Exercised	(235,200)	39.003	(192,800)	39.220
Forfeited	(17,000)	46.108	(11,800)	45.452
Outstanding at 9/30/06	9,106,726	$42.641	7,768,976	$42.722
Outstanding at 12/31/06	8,617,601	$42.773	7,346,601	$42.842
Granted	—	—	—	—
Exercised	(975,100)	41.630	(907,050)	41.634
Forfeited	(1,001)	42.169	(1,001)	42.169
Outstanding at 3/31/07	7,641,500	$42.919	6,438,550	$43.013
Granted	—	—	—	—
Exercised	(668,350)	42.803	(587,500)	42.829
Forfeited	(19,350)	42.483	(7,500)	41.870
Outstanding at 6/30/07	6,953,800	$42.931	5,843,550	$43.033
Granted	—	—	—	—
Exercised	(8,100)	39.997	(7,450)	39.639
Forfeited	(26,450)	42.457	(10,250)	41.891
Outstanding at 9/30/07	6,919,250	$42.934	5,825,850	$43.037

The change in the fair value of all outstanding options from their grant dates to September 30, 2007 and 2006 (aggregate intrinsic value) for Con Edison were $23 million and $32 million, respectively. The change in the fair value of all outstanding options from their grant dates to September 30, 2007 and 2006 (aggregate intrinsic value) for Con Edison of New York were $19 million and $27 million, respectively. The aggregate intrinsic value of options exercised in the period ended September 30, 2007

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

and 2006 were $0.05 million and $2 million and the cash received by Con Edison for payment of the exercise price were $0.3 million and $9 million, respectively. The weighted average remaining contractual life of options outstanding is five years as of September 30, 2007.

The following table summarizes stock options outstanding at September 30, 2007 for each plan year for the Companies:

		Con Edison			Con Edison of New York
Plan Year	Remaining Contractual Life	Options Outstanding	Weighted Average Exercise Price	Options Exercisable	Options Outstanding	Weighted Average Exercise Price	Options Exercisable
2006	9	1,636,800	$45.160	—	1,400,700	$45.187	—
2005	8	1,252,500	42.744	—	1,021,250	42.721	—
2004	7	949,800	43.775	949,800	756,350	43.769	756,350
2003	6	806,600	39.923	806,600	633,900	39.950	633,900
2002	5	956,550	42.510	956,550	819,050	42.510	819,050
2001	4	504,550	37.750	504,550	436,550	37.750	436,550
2000	3	144,650	32.500	144,650	109,150	32.500	109,150
1999	2	558,750	47.938	558,750	541,350	47.938	541,350
1998	1	109,050	42.563	109,050	107,550	42.563	107,550
Total		6,919,250	$42.934	4,029,950	5,825,850	$43.037	3,403,900

There were no new awards granted in 2007. The exercise prices of options awarded in 2006 range from $43.50 to $46.88. The total expense to be recognized in future periods for unvested stock options outstanding as of September 30, 2007 is $2 million for Con Edison and Con Edison of New York.

Restricted Stock Units

At September 30, 2007 and 2006, there were 114,855 and 192,500 units outstanding for Con Edison employees, of which 62,855 and 141,700 units are outstanding for Con Edison of New York employees. The weighted average fair value as of the grant date of the outstanding units for September 30, 2007 and 2006 were $42.86 and $35.84 per unit for Con Edison, respectively. The weighted average fair value as of the grant date of the outstanding units for September 30, 2007 and 2006 were $45.87 and $34.73 per unit for Con Edison of New York, respectively. The total expense to be recognized by the Companies in future periods for unvested awards outstanding as of September 30, 2007 for Con Edison and Con Edison of New York were $1 million.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

A summary of changes in the status of the Performance RSUs’ Total Shareholder Return (TSR) portion during the three, and nine months ended September 30, 2007 and 2006 were as follows:

	Con Edison		Con Edison of New York
	Units	Weighted Average Fair Value*	Units	Weighted Average Fair Value*
Outstanding at 12/31/05	204,425	$31.461	171,950	$31.581
Granted	99,300	43.830	87,400	43.830
Exercised	(156,450)	46.477	(144,475)	46.455
Forfeited	—	—	—	—
Outstanding at 3/31/06	147,275	$29.313	114,875	$29.530
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Outstanding at 6/30/06	147,275	$31.250	114,875	$44.440
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Outstanding at 9/30/06	147,275	$24.800	114,875	$25.140
Outstanding at 12/31/06	126,425	$13.992	94,025	$14.420
Granted	113,600	45.730	81,848	45.730
Exercised	(31,400)	—	(21,475)	—
Forfeited	—	—	—	—
Outstanding at 3/31/07	208,625	$36.108	154,398	$35.709
Granted	33,280	48.060	30,805	48.060
Exercised	—	—	—	—
Forfeited	—	—	—	—
Outstanding at 6/30/07	241,905	$20.152	185,203	$20.155
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(4,723)	—	(4,723)	—
Outstanding at 9/30/07	237,182	$22.677	180,480	$22.726
*	Fair value is determined using the Monte Carlo simulation.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

A summary of changes in the status of the Performance RSUs’ Executive Incentive Plan (EIP) portion during the three, and nine months ended September 30, 2007 and 2006 were as follows:

	Con Edison		Con Edison of New York
	Units	Weighted Average Fair Value*	Units	Weighted Average Fair Value*
Outstanding at 12/31/05	204,425	$43.297	171,950	$43.300
Granted	99,300	46.880	87,400	46.880
Exercised	(156,450)	46.477	(144,475)	46.455
Forfeited	—	—	—	—
Outstanding at 3/31/06	147,275	$43.500	114,875	$43.500
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Outstanding at 6/30/06	147,275	$44.440	114,875	$44.440
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Outstanding at 9/30/06	147,275	$46.200	114,875	$46.200
Outstanding at 12/31/06	126,425	$48.070	94,025	$48.070
Granted	113,600	47.815	81,848	47.807
Exercised	(31,400)	47.530	(21,475)	47.530
Forfeited	—	—	—	—
Outstanding at 3/31/07	208,625	$51.060	154,398	$51.060
Granted	33,280	51.060	30,805	51.060
Exercised	—	—	—	—
Forfeited	—	—	—	—
Outstanding at 6/30/07	241,905	$45.120	185,203	$45.120
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(4,723)	—	(4,723)	—
Outstanding at 9/30/07	237,182	$46.300	180,480	$46.300

The total expense to be recognized by Con Edison in future periods for unvested Performance RSUs outstanding as of September 30, 2007 is $8 million, including $6 million for Con Edison of New York.

Stock Purchase Plan

In the three months ended September 30, 2007 and 2006, 128,091 shares and 127,529 shares were purchased under the Stock Purchase Plan at a weighted average price of $46.38 and $44.62 per share, respectively. In the nine months ended September 30, 2007 and 2006, 432,903 shares and 439,646 shares were purchased under the Stock Purchase Plan at a weighted average price of $48.25 and $44.94 per share, respectively.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note K - Financial Information By Business Segment

Reference is made to Note N to the financial statements in Item 8 of the Form 10-K.

The financial data for the business segments are as follows:

	For the Three Months Ended September 30,
	Operating Revenues		Inter-segment revenues		Depreciation and amortization		Operating Income
(Millions of Dollars)	2007	2006	2007	2006	2007	2006	2007	2006
Con Edison of New York
Electric	$2,272	$2,273	$3	$2	$113	$104	$395	$314
Gas	204	185	1	1	22	20	4	7
Steam	102	104	18	18	15	12	(3)	—
Consolidation adjustments	—	—	(22)	(21)	—	—	—	—
Total Con Edison of New York	$2,578	$2,562	$—	$—	$150	$136	$396	$321
O&R
Electric	$205	$205	$—	$—	$7	$7	$22	$25
Gas	30	26	—	—	3	2	(2)	(2)
Total O&R	$235	$231	$—	$—	$10	$9	$20	$23
Competitive energy businesses	$830	$648	$—	$13	$10	$10	$15	$29
Other*	—	—	—	(13)	—	—	—	—
Total Con Edison	$3,643	$3,441	$—	$—	$170	$155	$431	$373
*	Parent company expenses, primarily interest, and consolidation adjustments. Other does not represent a business segment.

	For the Nine Months Ended September 30,
	Operating Revenues		Inter-segment revenues		Depreciation and amortization		Operating Income
(Millions of Dollars)	2007	2006	2007	2006	2007	2006	2007	2006
Con Edison of New York
Electric	$5,646	$5,449	$8	$7	$333	$308	$758	$630
Gas	1,316	1,238	3	2	64	60	159	136
Steam	525	485	59	56	45	36	67	70
Consolidation adjustments	—	—	(70)	(65)	—	—	—	—
Total Con Edison of New York	$7,487	$7,172	$—	$—	$442	$404	$984	$836
O&R
Electric	$514	$455	$—	$—	$20	$19	$47	$43
Gas	189	166	—	—	8	7	16	9
Total O&R	$703	$621	$—	$—	$28	$26	$63	$52
Competitive energy businesses	$1,901	$1,521	$3	$47	$30	$30	$50	$39
Other*	—	—	(3)	(47)	1	—	(3)	(1)
Total Con Edison	$10,091	$9,314	$—	$—	$501	$460	$1,094	$926
*	Parent company expenses, primarily interest, and consolidation adjustments. Other does not represent a business segment.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note L - Derivative Instruments and Hedging Activities

Reference is made to Note O to the financial statements in Item 8 of the Form 10-K.

Energy Price Hedging

Con Edison’s subsidiaries hedge market price fluctuations associated with physical purchases and sales of electricity, natural gas, and steam by using derivative instruments including futures, forwards, basis swaps, options, transmission congestion contracts and financial transmission rights contracts. The fair values of these hedges at September 30, 2007 and December 31, 2006 were as follows:

	Con Edison		Con Edison of New York
(Millions of Dollars)	2007	2006	2007	2006
Fair value of net assets	$(182)	$(319)	$(113)	$(206)

Credit Exposure

The Companies are exposed to credit risk related to transactions entered into primarily for the various energy supply and hedging activities by the Utilities and the competitive energy businesses. The Companies use credit policies to manage this risk, including an established credit approval process, monitoring of counterparty limits, netting provisions within agreements, collateral or prepayment arrangements, credit insurance and credit default swaps.

Con Edison and Con Edison of New York had $195 million and $49 million of credit exposure in connection with energy supply and hedging activities, net of collateral and reserves, at September 30, 2007, respectively. Con Edison’s net credit exposure consisted of $127 million with investment-grade counterparties (a portion of which is insured through credit insurance and hedged with credit default swaps), $63 million with commodity exchange brokers and $5 million with entities which lacked ratings or whose ratings were not investment grade. Con Edison of New York’s net credit exposure was primarily with commodity exchange brokers.

Cash Flow Hedges

Con Edison’s subsidiaries, primarily the competitive energy businesses prior to July 1, 2007, designated a portion of derivative instruments as cash flow hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133). Under cash flow hedge accounting, to the extent a hedge is determined to be “effective,” the unrealized gain or loss on the hedge is recorded in OCI and reclassified to earnings at the time the underlying transaction is completed. A gain or loss relating to any portion of the hedge determined to be “ineffective” is recognized in earnings in the period in which such determination is made. Con Edison’s competitive energy businesses elected to discontinue the use of hedge accounting for their commodity derivatives effective July 1, 2007.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

The net derivative losses related to the discontinued cash flow hedges continue to be reported in accumulated OCI until they are reclassified into earnings. The following table presents selected information related to the hedges included in accumulated OCI at September 30, 2007:

	Maximum Term		Accumulated Other Comprehensive Income/ (Loss) Net of Tax		Portion Expected to be Reclassified to Earnings during the Next 12 Months
(Term in Months/Millions of Dollars)	Con Edison	Con Edison of New York	Con Edison	Con Edison of New York	Con Edison	Con Edison of New York
Energy Price Hedges	39	—	$(6)	$—	$(6)	$—

The effect of reclassification from accumulated OCI to earnings will generally be offset by the recognition of the hedged transaction in earnings.

The competitive energy businesses also elected not to apply hedge designations prospectively for any commodity derivative contracts entered into after July 1, 2007. As a result, all unrealized gains and losses on the contracts will be recognized in net income.

Other Derivatives

The Companies enter into certain derivative instruments that do not qualify or are not designated as hedges under SFAS No. 133. However, management believes these instruments represent economic hedges that mitigate exposure to fluctuations in commodity prices. The Utilities are permitted by their respective regulators to reflect in rates all reasonably incurred gains and losses on these instruments. See “Recoverable Energy Costs” in Note A to the financial statements in Item 8 of the Form 10-K. Con Edison’s competitive energy businesses record unrealized gains and losses on these derivative contracts in earnings in the reporting period in which they occur. Generally, the collateral requirements associated with, and settlement of, derivative transactions are included in net cash flows from operating activities in the Companies’ consolidated statement of cash flows. For the three months ended September 30, 2007 and 2006, Con Edison recorded in non-utility operating revenues unrealized pre-tax losses amounting to $22 million and $8 million, respectively. For the nine months ended September 30, 2007 and 2006, Con Edison recorded in non-utility operating revenues unrealized pre-tax losses of $35 million and $67 million, respectively.

Interest Rate Hedging

Con Edison’s subsidiaries use interest rate swaps to manage interest rate exposure associated with debt. The fair values of these interest rate swaps at September 30, 2007 and December 31, 2006 were as follows:

	Con Edison		Con Edison of New York
(Millions of Dollars)	2007	2006	2007	2006
Fair value of interest rate swaps	$(11)	$(15)	$(1)	$(3)

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

Cash Flow Hedges

Con Edison Development’s and O&R’s swaps are designated as cash flow hedges under SFAS No. 133. Any gain or loss on the hedges is recorded in OCI and reclassified to interest expense and included in earnings during the periods in which the hedged interest payments occur. See “Interest Rate Hedging” in Note O to the financial statements in Item 8 of the Form 10-K for the contractual components of the interest rate swaps accounted for as cash flow hedges.

Note M - New Financial Accounting Standards

Reference is made to Note S to the financial statements in Item 8 of the Form 10-K.

In June 2007, the FASB issued Emerging Issues Task Force (EITF) Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to be used in Future Research and Development Activities.” The EITF concluded that nonrefundable advance payments for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the related services are performed. If an entity does not expect the goods to be delivered or services to be rendered, the capitalized advance payment should be charged to expense. The guidance in this EITF becomes effective for fiscal years beginning after December 15, 2007. The Companies do not expect this EITF to have a material effect on their financial position, results of operations or liquidity.

In June 2007, the FASB ratified the consensus reached by the EITF in Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards”, which is effective for fiscal years beginning after December 15, 2007. The EITF concluded that a realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings and are paid to employees for equity classified as nonvested equity shares, nonvested equity share units, and outstanding equity share options should be recognized as an increase to additional paid-in capital. The amount recognized in additional paid-in capital for the realized income tax benefit from dividends on those awards should be included in the pool of excess tax benefits available to absorb tax deficiencies on share-based payment awards. The Companies are currently evaluating the impact of this Issue on their financial position, results of operations and liquidity.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

In May 2007, the FASB issued FASB Staff Position (FSP) No. FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes.” The guidance in this FSP clarifies how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The guidance in this FSP becomes effective upon adoption of the FASB Interpretation No. 48, which the Companies adopted in January 2007. See Note I. The application of this FSP did not have a material impact on the Companies’ financial position, results of operations or liquidity.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115.” This Statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The guidance in this Statement becomes effective for fiscal periods beginning after November 15, 2007. The Companies are currently evaluating the impact of this Statement on their financial position, results of operations and liquidity.

In September 2006, the FASB issued EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements.” This Issue requires employers to record a liability for future benefits for endorsement split-dollar life insurance arrangements that provide a postretirement benefit to an employee. The guidance in this EITF becomes effective for fiscal periods beginning after December 15, 2007. The Companies do not expect this EITF to have a material impact on their financial position, results of operations or liquidity.

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

This MD&A should be read in conjunction with the Third Quarter Financial Statements and the notes thereto and the MD&A in Item 7 of the Companies’ combined Annual Report on Form 10-K for the year ended December 31, 2006 (File Nos. 1-14514 and 1-1217, the Form 10-K) and the MD&A in Part I, Item 2 of their combined Quarterly Report on Form 10-Q for the quarterly periods ended March 31, 2007 and June 30, 2007 (File Nos. 1-14514 and 1-1217, the First Quarter Form 10-Q and the Second Quarter Form 10-Q, respectively).

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

Corporate Overview

Con Edison’s principal business operations are those of its utility companies, Con Edison of New York and Orange and Rockland Utilities, Inc. (O&R), together known as the “Utilities.” Con Edison also has competitive energy businesses (see “Competitive Energy Businesses,” below). Certain financial data of Con Edison’s businesses is presented below:

	Three Months Ended September 30, 2007				Nine Months Ended September 30, 2007				At September 30, 2007
(Millions of Dollars)	Operating Revenues		Net Income		Operating Revenues		Net Income		Assets
Con Edison of New York	$2,578	71%	$284	91%	$7,487	74%	$659	91%	$23,991	86%
O&R	235	6%	14	4%	703	7%	39	6%	1,797	6%
Total Utilities	2,813	77%	298	95%	8,190	81%	698	97%	25,788	92%
Con Edison Development (a)	456	13%	25	8%	875	9%	24	3%	1,295	5%
Con Edison Energy (a)	—	—	(1)	—	28	—	—	—	218	1%
Con Edison Solutions (a)	378	10%	(9)	(3)%	1,021	10%	14	2%	156	1%
Other (b)	(4)	—	(1)	—	(23)	—	(14)	(2)%	451	1%
Total Con Edison	$3,643	100%	$312	100%	$10,091	100%	$722	100%	$27,908	100%
(a)	Net income of the competitive energy businesses for the three months and nine months ended September 30, 2007 includes $(13) million and $(20) million, respectively, of after-tax net mark-to-market gains/(losses) (Con Edison Development, $(4) million and $(24) million, Con Edison Energy, $(1) million and $0, and Con Edison Solutions, $(8) million and $4 million).
(b)	Represents inter-company and parent company accounting. See “Results of Operations,” below.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

Con Edison’s net income for common stock for the three months ended September 30, 2007 was $312 million or $1.15 a share compared with earnings of $231 million or $0.93 a share for the three months ended September 30, 2006. Net income for common stock for the nine months ended September 30, 2007 was $722 million or $2.73 a share compared with earnings of $536 million or $2.17 a share for the nine months ended September 30, 2006. See “Results of Operations – Summary,” below.

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

Con Edison anticipates that the Utilities will continue to provide substantially all of its earnings over the next few years. The Utilities’ earnings generally reflect demand for utility service and the Utilities’ ability to charge rates for their services that reflect the costs of service, including a return on invested equity capital. The factors affecting demand for utility service include growth of customer demand, weather, market prices for energy, economic conditions and measures that promote energy efficiency. Demand for electric service peaks during the summer air conditioning season. Demand for gas and steam service peaks during the winter heating season.

Because the energy delivery infrastructure must be adequate to meet demand in peak periods with a high level of reliability, the Utilities’ capital investment plans reflect in great part past actual electric peak demand adjusted to summer design weather conditions, as well as forecast growth in peak usage. Since the summer’s weather was cooler than design, the highest peak electric demand reached in 2007 was 12,807 MW for Con Edison of New York on August 8, 2007 and 1,474 MW for O&R on July 10, 2007. The Utilities estimate that, under design weather conditions, the 2008 peak electric

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

demand in their respective service areas will be 13,775 MW for Con Edison of New York and 1,645 MW for O&R. The Con Edison of New York forecasted peak load includes the impact of permanent demand reduction programs. The average annual growth rate of the peak electric demand over the next five years at design conditions is estimated to be approximately 1.2 percent for Con Edison of New York and 2.5 percent for O&R. The Companies anticipate an ongoing need for substantial capital investment in order to meet this growth in peak usage with the high level of reliability that they currently provide (see “Liquidity and Capital Resources—Capital Requirements,” below).

The Utilities have rate plans approved by state utility regulators that cover the rates they can charge their customers. Con Edison of New York’s electric, gas and steam rate plans are effective through March 31, 2008, September 30, 2010 and September 30, 2008, respectively. In May 2007, Con Edison of New York filed a request with the New York State Public Service Commission (PSC) for a new electric rate plan to be effective April 1, 2008 and expects in November 2007 to file a request for a new steam rate plan, including a base rate increase of approximately $125 million, to be effective October 1, 2008. O&R’s rate plans for its electric and gas service in New York and its subsidiary’s electric service in New Jersey extend through June 30, 2008, October 31, 2009 and March 31, 2010, respectively. In August 2007, O&R filed for a new electric rate plan for its New York customers to be effective July 1, 2008. Pursuant to the Utilities’ rate plans, charges to customers generally may not be changed during the respective terms of the rate plans other than for recovery of the costs incurred for energy supply, for specified increases provided in the rate plans and for limited other exceptions. The New York rate plans generally require the Utilities to share with customers earnings in excess of specified rates of return on common equity capital. Changes in delivery volumes are reflected in operating income (except to the extent that weather-normalization or revenue decoupling provisions apply to the gas businesses, and subject to provisions in the rate plans for sharing above-target earnings with customers). See “Regulatory Matters” below and Note B to the Third Quarter Financial Statements.

Accounting rules and regulations for public utilities include Statement of Financial Accounting Standards No. 71, “Accounting for the Effects of Certain Types of Regulation,” pursuant to which the economic effects of rate regulation are reflected in financial statements. See “Application of Critical Accounting Policies,” below.

Competitive Energy Businesses

Con Edison’s competitive energy businesses participate in segments of the electricity industry that are less comprehensively regulated than the Utilities. These segments include the operation of electric generation facilities, trading of electricity and fuel, sales of electricity to wholesale and retail customers

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

and sales of certain energy-related goods and services. At September 30, 2007, Con Edison’s equity investment in its competitive energy businesses was $596 million and their assets amounted to $1.7 billion.

Consolidated Edison Solutions, Inc. (Con Edison Solutions) sells electricity directly to delivery-service customers of utilities primarily in the Northeast and Mid-Atlantic regions (including some of the Utilities’ customers) and also offers energy-related services. Con Edison Solutions does not sell electricity to the Utilities. The company sold approximately 9.1 million MWHs of electricity to customers over the nine-month period ended September 30, 2007.

Consolidated Edison Development, Inc. (Con Edison Development) owns, leases or operates generating plants and participates in other infrastructure projects. At September 30, 2007, the company owned or leased the equivalent of 1,668 MWs of capacity in electric generating facilities, of which 203 MWs are sold under long-term purchase power agreements and the balance is sold on the wholesale electricity markets. In addition, the company sells electricity at wholesale to utilities. Con Edison is considering strategic alternatives with respect to the electric generation facilities of its competitive energy businesses.

Consolidated Edison Energy, Inc. (Con Edison Energy) procures electric energy and capacity for Con Edison Solutions and fuel for Con Edison Development and others. It sells the electric capacity and energy produced by plants owned, leased or operated by Con Edison Development and others. The company also provides energy risk management services to Con Edison Solutions and Con Edison Development, offers these services to others and manages wholesale supply transactions for Con Edison Development.

The competitive energy businesses are focusing on increasing their customer base, gross margins and the value of their existing assets. See “Liquidity and Capital Resources – Capital Requirements” and “Capital Resources,” below.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

Results of Operations - Summary

Con Edison’s earnings per share (basic and diluted) for the three months ended September 30, 2007 were $1.15 compared with $0.93 ($0.92 on a diluted basis) for the 2006 period. Con Edison’s earnings per share for the nine months ended September 30, 2007 were $2.73 ($2.72 on a diluted basis) compared with $2.17 ($2.16 on a diluted basis) for the 2006 period.

Net income for the three and nine months ended September 30, 2007 and 2006 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions of Dollars)	2007	2006	2007	2006
Con Edison of New York	$284	$199	$659	$517
O&R	14	17	39	32
Competitive energy businesses (a)	15	21	38	14
Other (b)	(1)	(6)	(14)	(26)
Total continuing operations	312	231	722	537
Discontinued operations (c)	—	—	—	(1)
CON EDISON	$312	$231	$722	$536
(a)	Includes $13 million, $5 million, $20 million and $40 million of after-tax net mark-to-market losses in the three months ended September 30, 2007 and 2006 and the nine months ended September 30, 2007 and 2006, respectively.
(b)	Other consists of inter-company and parent company accounting. See “Results of Operations,” below.
(c)	Represents the discontinued operations of Con Edison Communications. See Note T to the financial statements in Item 8 of the Form 10-K.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

The Companies’ results of operations for the three and nine months ended September 30, 2007, as compared with the 2006 periods, reflect the Queens power outage in 2006, sales growth, the Utilities’ rate agreements (which are designed to recover increases in certain operations and maintenance expenses, depreciation and property taxes, and interest charges), milder summer weather, the impact of storms, the Manhattan steam main rupture in 2007 and the results of the competitive energy businesses including net mark-to-market effects. The following table presents the estimated effect on earnings per share and net income for the three and nine months ended September 30, 2007 as compared with the 2006 periods, resulting from these and other major factors:

	Three Months Variation		Nine Months Variation
	Earnings per Share	Net Income (Millions of Dollars)	Earnings per Share	Net Income (Millions of Dollars)
Con Edison of New York
Sales growth	$0.07	$17	$0.13	$32
Impact of weather	(0.09)	(22)	0.02	5
Electric rate agreement	0.14	34	0.32	80
Gas rate agreement	—	—	0.04	10
Net transfers to firm gas service	0.01	2	0.04	11
Steam rate agreement	0.02	5	0.06	15
Resolution of deferred tax amortization petition	0.06	17	0.06	17
Queens power outage – 2006	0.16	39	0.15	37
Manhattan steam main rupture – 2007	(0.04)	(11)	(0.04)	(11)
Operations and maintenance expense, other	(0.07)	(20)	(0.17)	(42)
Depreciation and property taxes	(0.07)	(17)	(0.20)	(51)
Interest charges	0.04	12	(0.02)	(5)
Other (includes dilutive effect of new stock issuances)	0.02	29	0.01	44
Total Con Edison of New York	0.25	85	0.40	142
Orange and Rockland Utilities	(0.02)	(3)	0.02	7
Competitive energy businesses
Earnings excluding net mark-to-market effects	—	2	—	5
Net mark-to-market effects	(0.03)	(8)	0.08	19
Other, including parent company expenses	0.02	5	0.06	12
Discontinued operations	—	—	—	1
Total	$0.22	$81	$0.56	$186

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

Liquidity and Capital Resources

The Companies’ liquidity reflects cash flows from operating, investing and financing activities, as shown on their respective consolidated statement of cash flows and as discussed below. See “Liquidity and Capital Resources” in Item 7 of the Form 10-K. Changes in the Companies’ cash and temporary cash investments resulting from operating, investing and financing activities for the nine months ended September 30, 2007 and 2006 are summarized as follows:

	Con Edison			Con Edison of New York
(Millions of Dollars)	2007	2006	Variance	2007	2006	Variance
Operating activities	$927	$646	$281	$765	$608	$157
Investing activities	(1,450)	(1,339)	(111)	(1,384)	(1,294)	(90)
Financing activities	621	846	(225)	638	822	(184)
Net change	$98	$153	$(55)	$19	$136	$(117)
Balance at beginning of period	94	81	13	47	61	(14)
Balance at end of period	$192	$234	$(42)	$66	$197	$(131)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

Cash Flows from Operating Activities

The Utilities’ cash flows from operating activities reflect principally their energy sales and deliveries and cost of operations. The volume of energy sales and deliveries is dependent primarily on factors external to the Utilities, such as weather and economic conditions. The prices at which the Utilities provide energy to their customers are determined in accordance with their rate agreements. In general, changes in the Utilities’ cost of purchased power, fuel and gas may affect the timing of cash flows but not net income because the costs are recovered in accordance with rate agreements. See “Recoverable Energy Costs” in Note A to the financial statements in Item 8 of the Form 10-K.

Net income is the result of cash and non-cash (or accrual) transactions. Only cash transactions affect the Companies’ cash flows from operating activities. Principal non-cash charges include depreciation and deferred income tax expense. Principal non-cash credits include the revenue requirement impact (Net T&D Revenues) resulting from the reconciliation pursuant to Con Edison of New York’s electric rate agreement of the differences between the actual amount of transmission and distribution utility plant, net of depreciation to the amounts reflected in electric rates, prepaid pension costs and amortizations of certain net regulatory liabilities. See “Application of Critical Accounting Policies – Accounting for Regulated Public Utilities – SFAS No. 71 and Accounting for Pensions and Other Postretirement Benefits” in Item 7 of the Form 10-K and Notes B, E and F to the Third Quarter Financial Statements.

Net cash flows from operating activities for the nine months ended September 30, 2007 for Con Edison and Con Edison of New York were $281 million and $157 million higher, respectively, than in the 2006 period primarily reflecting increased net income, depreciation expense, Net T&D Revenues and recovery of certain other receivables, described below.

The change in net cash flows also reflects the timing of payments for and recovery of energy costs. This timing issue is reflected within changes to accounts receivable – customers, recoverable energy costs and accounts payable balances.

The decrease in other receivables reflects primarily the recovery of a property tax credit associated with Con Edison of New York’s East River Plant and lower utility hedging program broker margin deposits based on higher commodity prices. For Con Edison, the decrease also reflects the expiration of certain wholesale load contracts, and receivables associated with other hedging activities at the competitive energy businesses.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

The change in other deferred charges and noncurrent assets reflects a $160 million deposit paid by Con Edison to the Internal Revenue Service with respect to the timing of deductions of certain construction related costs. See Note I to the Third Quarter Financial Statements. Con Edison of New York’s portion of this deposit, also recorded as a noncurrent asset, was $147 million.

See “Other Changes in Assets and Liabilities,” below.

Cash Flows Used in Investing Activities

Net cash flows used in investing activities for Con Edison and Con Edison of New York were $111 million and $90 million higher, respectively, for the nine months ended September 30, 2007 than in the 2006 period. The increases for the Companies reflect primarily increased utility construction expenditures and lower net proceeds from the sale of certain properties ($30 million in 2007, as compared with $60 million in 2006). For Con Edison, the increase also reflects $39 million of net proceeds from the completion of the sale of Con Edison Communications that offset cash flows used in investing activities in 2006.

Cash Flows from Financing Activities

Net cash flows from financing activities for Con Edison and Con Edison of New York decreased $225 million and $184 million in the nine months ended September 30, 2007 compared with the 2006 period, respectively.

Con Edison’s cash flows from financing activities for the nine months ended September 30, 2007 as compared with the 2006 period reflects the issuance through a public offering of 11 million Con Edison common shares in the 2007 period, resulting in net proceeds of $558 million. Con Edison invested $418 million of the net proceeds in Con Edison of New York and $40 million in O&R, for funding of their construction expenditures and for other general corporate purposes. Con Edison’s cash flows from financing activities also reflect common shares issued through its dividend reinvestment and employee stock plans (2007: 2.8 million shares for $98 million, 2006: 1.6 million shares for $38 million). In addition, as a result of the stock plan issuances, cash used to pay common stock dividends was reduced by $29 million in 2007 and $31 million in 2006.

Cash flows from financing activities for Con Edison for the nine months ended September 30, 2007 as compared with the 2006 period reflects an increase in commercial paper balances (included on the consolidated balance sheets as “Notes payable”) and for the Companies, reflects the repayment of short-term debt in 2006. See Note D to the Third Quarter Financial Statements. In May 2007, Con Edison issued commercial paper and used available cash balances to redeem in advance of maturity $325 million 7.25% 40-year Public Income NotES.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

Net cash flows from financing activities for the Companies during the nine months ended September 30, 2007 and 2006 also reflect the following Con Edison of New York transactions:

2007

•	Issued $525 million 6.30% 30-year debentures, the proceeds of which were used for general corporate purposes.

2006

•	Issued $400 million 5.85% 30-year debentures, the proceeds of which were used for general corporate purposes;

•	Issued $400 million 6.20% 30-year debentures, the proceeds of which were used for general corporate purposes and to redeem in advance of maturity $100 million 7.75% 30-year debentures; and

•	Issued $400 million 5.50% 10-year debentures, the proceeds of which were used to redeem in advance of maturity $400 million 7.50% 40-year debentures.

Con Edison’s net cash flows from financing activities also include O&R’s financings. In February 2007, O&R’s New Jersey subsidiary redeemed at maturity $20 million 7.125% First Mortgage Bonds.

Common stock issuances and external borrowings are sources of liquidity that could be affected by changes in credit ratings, financial performance and capital market conditions. For information about the Companies’ credit ratings and certain financial ratios, see “Capital Resources,” below.

Other Changes in Assets and Liabilities

The following table shows changes in assets and liabilities at September 30, 2007, compared with December 31, 2006, that have not impacted the Companies’ consolidated statements of cash flows.

(Millions of Dollars)	Con Edison 2007 vs. 2006 Variance	Con Edison of New York 2007 vs. 2006 Variance
Assets
Fair value of derivative assets	$(89)	$3
Deferred derivative losses	(68)	(46)

Liabilities
Uncertain income taxes	156	142
Fair value of derivative liabilities	(245)	(106)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

For information on the adoption of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”, see Note I to the Third Quarter Financial Statements.

In the context of higher forward energy market prices and the realization of gains and losses in the nine months ended September 30, 2007, the Companies’ policies for managing their energy purchases resulted in a decrease in the fair value of derivative liabilities at September 30, 2007 as compared with year-end 2006. For Con Edison and Con Edison of New York, the decrease in the fair value of derivative liabilities resulted in a decrease in deferred derivative losses at September 30, 2007 as compared with year-end 2006. For the Utilities, mark-to-market activity had no effect on net income as the amounts were deferred as regulatory assets/liabilities (deferred derivative losses/gains). In accordance with provisions approved by state regulators, the Utilities generally recover from customers their energy supply costs, net of gains and losses on derivative instruments used to hedge energy purchases. The mark-to-market accounting for Con Edison’s competitive energy businesses resulted in a net decrease in the fair value of derivative assets and liabilities. The decline in the fair value of derivative assets reflects increasing capacity prices and the timing of entering into new positions, which was offset in part by the maturity of certain contract positions and the impact of increasing energy prices. The competitive energy businesses record mark-to-market gains and losses on derivative instruments in earnings in the reporting period in which such changes occur. See Note L to the Third Quarter Financial Statements. For the Companies, changes in fair value of derivative instruments may lead to collateral payments made to or received from counterparties or brokers that are reflected in current assets and current liabilities.

Capital Resources

Reference is made to “Capital Resources” in Item 7 of the Form 10-K and in Part I, Item 2 of the First Quarter Form 10-Q and the Second Quarter Form 10-Q. Con Edison is in the process of finalizing its financing plans for 2008 and currently expects to finance its capital requirements primarily through the sale of securities including the issuance in 2008 of amounts of Con Edison common shares not materially different from that issued in 2007 in addition to issuances under its dividend reinvestment and employee stock plans and from dividends it receives from its subsidiaries. Con Edison’s ability to make payments on its external borrowings and dividends on its common shares is also dependent on its receipt of dividends from its subsidiaries or proceeds from the sale of its securities or its interests in its subsidiaries. The Utilities expect to finance their operations, capital requirements and payment of dividends to Con Edison from internally generated funds, contributions of equity capital from Con Edison and external borrowings.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

For each of the Companies, the ratio of earnings to fixed charges (Securities and Exchange Commission basis) for the nine months ended September 30, 2007, the 12 months ended December 31, 2006 and the nine months ended September 30, 2006 was:

	Earnings to Fixed Charges (Times)
	For the Nine Months Ended September 30, 2007	For the Twelve Months Ended December 31, 2006	For the Nine Months Ended September 30, 2006
Con Edison	3.3	2.9	2.9
Con Edison of New York	3.7	3.2	3.3

For each of the Companies, the common equity ratio at September 30, 2007 and December 31, 2006 was:

	Common Equity Ratio (Percent of total capitalization)
	September 30, 2007	December 31, 2006
Con Edison	52.3	48.5
Con Edison of New York	51.8	50.0

Capital Requirements

Reference is made to “Capital Requirements” in Item 7 of the Form 10-K and in Part I, Item 2 of the First Quarter Form 10-Q and the Second Quarter Form 10-Q. The Utilities have an ongoing need for substantial capital investment in order to meet the expected growth in customer demand reliably. The Utilities are in the process of finalizing their capital requirements for 2008 and beyond, and currently estimate that their construction expenditures in 2008 and 2009 may increase by a material amount above the amounts estimated under “Capital Requirements” in Item 7 of the Form 10-K.

Contractual Obligations

At September 30, 2007, there was no material change in the Companies’ aggregate obligations to make payments pursuant to contracts compared to those discussed under “Contractual Obligations” in Item 7 of the Form 10-K.

Electric Power Requirements

At September 30, 2007, there were no material changes in the Companies’ electric power requirements compared to those disclosed under “Electric Power Requirements” in Item 7 of the Form 10-K.

Regulatory Matters

At September 30, 2007, there were no material changes in the Companies’ regulatory matters compared to those disclosed under “Regulatory Matters” in Item 7 of the Form 10-K, Part I, Item 2 of

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

the First Quarter Form 10-Q, “Rate and Restructuring Agreements” in Note B to the financial statements in Item 8 of the Form 10-K and Note B to the financial statements included in Part I, Item 1 of the First Quarter Form 10-Q and the Second Quarter Form 10-Q, other than as described below and in Note B to the Third Quarter Financial Statements.

The following table summarizes certain significant provisions of the new Con Edison of New York gas and O&R electric rate plans.

Effective Period	Rate Increases	Amortization To Income of Net Regulatory (Assets) and Liabilities	Other Significant Revenue Sources	Return on Equity Sharing Threshold	Earnings Sharing Terms (Shareholders / Customers)
	(Millions of Dollars, except percentages)
Con Edison of New York - Gas
October 2007 - September 2010	Yr. 1 – $67.5 Yr. 2 – $67.5	$18 over 3 yrs.	$35 of annual non-firm	10.70%	50/50
	Yr. 3 – $67.5		revenues
O&R - Electric (NY)*
March 2007 - June 2008	None	$(13)	N/A	N/A	N/A
*	O&R’s rates were continued at current levels and the PSC took certain other actions the effects of which decrease net income. See Note B to the Third Quarter Financial Statements.

Financial and Commodity Market Risks

The Companies are subject to various risks and uncertainties associated with financial and commodity markets. The most significant market risks include interest rate risk, commodity price risk, credit risk and investment risk. At September 30, 2007, there were no material changes in the Companies’ financial and commodity market risks compared to those disclosed under “Financial and Commodity Market Risks” in Item 7 of the Form 10-K and in Part I, Item 2 of the First Quarter Form 10-Q, other than as described in Note L to the Third Quarter Financial Statements.

Material Contingencies

For information concerning potential liabilities arising from the Companies’ material contingencies, see “Application of Critical Accounting Policies – Accounting for Contingencies” and Notes B, G, H, and I to the Third Quarter Financial Statements.

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

The Companies’ results of operations for the three and nine months ended September 30, 2007, as compared with the 2006 periods, reflect the Queens power outage in 2006, sales growth, the Utilities’ rate agreements (which are designed to recover increases in certain operations and maintenance expenses, depreciation and property taxes, and interest charges), milder summer weather, the impact of storms, the Manhattan steam rupture in 2007 and the results of the competitive energy businesses including net mark-to-market effects. For additional information about major factors affecting earnings, see “Results of Operations – Summary,” above.

In general, the Utilities recover on a current basis the fuel, gas purchased for resale and purchased power costs they incur in supplying energy to their full-service customers (see “Recoverable Energy Costs” in Note A and “Regulatory Matters” in Note B to the financial statements in Item 8 of the Form 10-K). Accordingly, such costs do not generally affect the Companies’ results of operations. Management uses the term “net revenues” (operating revenues less such costs) to identify changes in operating revenues that may affect the Companies’ results of operations. Management believes that, although “net revenues” may not be a measure determined in accordance with accounting principles generally accepted in the United States of America, the measure facilitates the analysis by management and investors of the Companies’ results of operations.

Con Edison’s principal business segments are Con Edison of New York’s regulated electric, gas and steam utility activities, O&R’s regulated electric and gas utility activities and Con Edison’s competitive energy businesses. Con Edison of New York’s principal business segments are its regulated electric, gas and steam utility activities. A discussion of the results of operations by principal business segment for the three and nine months ended September 30, 2007 and 2006 follows. All inter-segment transactions have been eliminated. For additional business segment financial information, see Note K to the Third Quarter Financial Statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

THREE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2006

The Companies’ results of operations (which were discussed above under “Results of Operations – Summary”) in 2007 compared with 2006 were:

	Con Edison*		Con Edison of New York		O&R		Competitive Businesses and Other**
(Millions of Dollars)	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent
Operating revenues	$202	5.9%	$16	0.6%	$4	1.7%	$182	28.1%
Purchased power	132	8.3	(60)	(6.1)	9	8.3	183	36.8
Fuel	(11)	(5.5)	(10)	(7.4)	N/A	N/A	(1)	(1.5)
Gas purchased for resale	13	13.0	4	4.8	2	13.3	7	Large
Operating revenues less purchased power, fuel and gas purchased for resale (net revenues)	68	4.4	82	6.0	(7)	(6.5)	(7)	(8.2)
Other operations and maintenance	(6)	(1.1)	(14)	(2.9)	(1)	(1.9)	9	34.6
Depreciation and amortization	15	9.7	14	10.3	1	11.1	—	—
Taxes, other than income taxes	16	4.9	16	5.2	(1)	(8.3)	1	16.7
Income taxes	(15)	(10.6)	(9)	(7.7)	(3)	(30.0)	(3)	(20.0)
Operating income	58	15.5	75	23.4	(3)	(12.5)	(14)	(50.0)
Other income less deductions and related income tax	1	5.3	(10)	(62.5)	—	—	11	Large
Net interest expense	(22)	(13.7)	(20)	(14.8)	—	—	(2)	(11.1)
Net income	$81	35.1%	$85	42.7%	$(3)	(17.6)%	$(1)	(6.7)%
*	Represents the consolidated financial results of Con Edison and its businesses.
**	Includes inter-company and parent company accounting.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

Con Edison of New York

Electric

Con Edison of New York’s electric sales and deliveries, excluding off-system sales, for the three months ended September 30, 2007 compared with the 2006 period were:

	Millions of kWhs Delivered				Revenues in Millions
	Three Months Ended				Three Months Ended
Description	September 30, 2007	September 30, 2006	Variation	Percent Variation	September 30, 2007	September 30, 2006	Variation	Percent Variation
Residential/Religious	3,870	4,223	(353)	(8.4)%	$851	$921	$(70)	(7.6)%
Commercial/Industrial	3,628	3,805	(177)	(4.7)	744	772	(28)	(3.6)
Retail access customers	6,092	5,777	315	5.5	423	330	93	28.2
NYPA, Municipal Agency and other sales	3,086	3,018	68	2.3	115	100	15	15.0
Other operating revenues	—	—	—	—	139	150	(11)	(7.3)
Total	16,676	16,823	(147)	(0.9)%	$2,272	$2,273	$(1)	—%

Con Edison of New York’s electric operating revenues were $1 million lower in the three months ended September 30, 2007 as compared with the 2006 period, due primarily to a decrease in recoverable purchased power and fuel costs ($58 million and $13 million, respectively) and the impact of the milder summer weather in 2007 ($36 million), offset in part by the third year of the electric rate plan ($47 million, which includes $12 million of Net T&D Revenues), sales growth ($28 million), increased recoveries of demand side management programs ($15 million) and lower revenue decreases for not meeting certain standards for duration and frequency of service interruption in accordance with the 2005 Electric Rate Agreement ($4 million in 2007 and $18 million in 2006). Other electric operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s rate plans. See Note B to the financial statements in Item 8 of the Form 10-K and Note B to the Third Quarter Financial Statements.

Electric sales and delivery volumes in Con Edison of New York’s service area decreased 0.9 percent in the three months ended September 30, 2007 compared with the 2006 period, primarily as a result of the milder weather in the 2007 period compared with the warmer 2006 weather. After adjusting for variations, principally weather and billing days in each period, electric sales and delivery volumes in Con Edison of New York’s service area increased 3.5 percent in the three months ended September 30, 2007 compared with the 2006 period.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

Con Edison of New York’s electric purchased power costs decreased $58 million in the 2007 period compared with the 2006 period reflecting a decrease in unit costs ($37 million) and a decrease in purchased volumes ($21 million), primarily associated with additional customers obtaining their energy supply through competitive providers in the three months ended September 30, 2007. Electric fuel costs decreased $13 million in the three months ended September 30, 2007 compared with the 2006 period, reflecting lower sendout volumes from the company’s generating facilities ($8 million) and a decrease in unit costs ($5 million).

Con Edison of New York’s electric operating income increased $81 million in the three months ended September 30, 2007 compared with the 2006 period. The increase reflects higher net revenues ($70 million, due principally to the provisions of the electric rate agreement), lower operations and maintenance costs ($30 million, due primarily to costs for the Queens power outage in 2006) and lower income taxes ($4 million), offset in part by higher taxes other than income taxes ($14 million, principally property taxes) and higher depreciation ($9 million). The increase also reflects the PSC’s grant of the company’s petition to dispose of the electric portion of a deferred tax balance ($14 million), see Note B to the Third Quarter Financial Statements.

Gas

Con Edison of New York’s gas sales and deliveries, excluding off-system sales, in the three months ended September 30, 2007 compared with the 2006 period were:

	Thousands of dths Delivered				Revenues in Millions
	Three Months Ended				Three Months Ended
Description	September 30, 2007	September 30, 2006	Variation	Percent Variation	September 30, 2007	September 30, 2006	Variation	Percent Variation
Residential	3,408	3,475	(67)	(1.9)%	$86	$82	$4	4.9%
General	4,025	4,248	(223)	(5.2)	64	60	4	6.7
Firm transportation	4,934	3,403	1,531	45.0	23	14	9	64.3
Total firm sales and transportation	12,367	11,126	1,241	11.2	173	156	17	10.9
Interruptible sales	1,558	2,163	(605)	(28.0)	—	6	(6)	Large
NYPA	13,537	14,010	(473)	(3.4)	1	1	—	—
Generation plants	30,681	24,479	6,202	25.3	15	14	1	7.1
Other	3,748	4,609	(861)	(18.7)	5	4	1	25.0
Other operating revenues	—	—	—	—	10	4	6	Large
Total	61,891	56,387	5,504	9.8%	$204	$185	$19	10.3%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

Con Edison of New York’s gas operating revenues in the three months ended September 30, 2007 increased $19 million compared with the 2006 period, reflecting an increase in recoverable purchased gas costs ($4 million), the movement of certain customers from interruptible to firm service ($3 million), the gas rate plan ($3 million) and sales growth ($1 million). Other gas operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s rate plans. See Note B to the financial statements in Item 8 of the Form 10-K and Note B to the Third Quarter Financial Statements.

Con Edison of New York’s sales and transportation volumes for firm customers increased 11.2 percent in the three months ended September 30, 2007 compared with the 2006 period reflecting net transfers to firm service. After adjusting for variations, principally billing days and net transfers to firm service in each period, firm gas sales and transportation volumes in the company’s service area increased 3.3 percent in the 2007 period.

Con Edison of New York’s purchased gas cost increased $4 million in the three months ended September 30, 2007 compared with the 2006 period due to higher unit costs ($8 million) offset by lower sendout volumes ($4 million).

Con Edison of New York’s gas operating income decreased $3 million in the three months ended September 30, 2007 compared with the 2006 period. The decrease reflects primarily higher operations and maintenance expense ($8 million, due to higher costs for distribution and injuries and damages), income taxes ($6 million), taxes other than income taxes ($2 million, principally property taxes), and depreciation ($1 million), offset in part by higher net revenues ($15 million).

Steam

Con Edison of New York’s steam sales and deliveries in the three months ended September 30, 2007 compared with the 2006 period were:

	Millions of Pounds Delivered				Revenues in Millions
	Three Months Ended				Three Months Ended
Description	September 30, 2007	September 30, 2006	Variation	Percent Variation	September 30, 2007	September 30, 2006	Variation	Percent Variation
General	18	18	—	—%	$2	$2	$—	—%
Apartment house	1,036	1,144	(108)	(9.4)	20	22	(2)	(9.1)
Annual power	4,120	4,358	(238)	(5.5)	73	75	(2)	(2.7)
Other operating revenues	—	—	—	—	7	5	2	40.0
Total	5,174	5,520	(346)	(6.3)%	$102	$104	$(2)	(1.9)%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

Con Edison of New York’s steam operating revenues decreased $2 million in the three months ended September 30, 2007 compared with the 2006 period, reflecting primarily the milder weather in 2007 ($1 million). Other steam operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s rate plans. See Note B to the financial statements in Item 8 of the Form 10-K.

Steam sales and delivery volumes decreased 6.3 percent in the three months ended September 30, 2007 compared with the 2006 period, reflecting primarily the impact of weather. After adjusting for variations, principally weather and billing days in each period, steam sales and deliveries decreased 1.4 percent in the 2007 period.

Con Edison of New York’s steam purchased power costs decreased $2 million in the three months ended September 30, 2007 compared with the 2006 period due primarily to lower purchased volumes ($2 million). Steam fuel costs increased $3 million due primarily to higher unit costs ($2 million) and higher sendout volumes ($1 million).

Steam operating income decreased $3 million in the three months ended September 30, 2007 compared with the 2006 period reflecting lower net revenues ($3 million).

Other Income

Other income decreased $10 million in the three months ended September 30, 2007 compared with the 2006 period, due principally to the recognition of a tax benefit of $9 million on the interest accrued in the 2006 period relating to the timing of deductions of certain construction related costs. See Note I to the Third Quarter Financial Statements.

Net Interest Expense

Net interest expense decreased $20 million in the three months ended September 30, 2007 compared with the 2006 period, due principally to $23 million of interest accrued in the 2006 period for the potential repayment of tax benefits from the timing of deductions of certain construction related costs (see Note I to the Third Quarter Financial Statements).

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

O&R

Electric

O&R’s electric sales and deliveries, excluding off-system sales, in the three months ended September 30, 2007 compared with the 2006 period were:

	Millions of kWhs Delivered				Revenues in Millions
	Three Months Ended				Three Months Ended
Description	September 30, 2007	September 30, 2006	Variation	Percent Variation	September 30, 2007	September 30, 2006	Variation	Percent Variation
Residential/Religious	601	594	7	1.2%	$100	$94	$6	6.4%
Commercial/Industrial	582	543	39	7.2	81	75	6	8.0
Retail access customers	483	523	(40)	(7.6)	24	26	(2)	(7.7)
Public authorities	34	32	2	6.3	4	4	—	—
Other operating revenues	—	—	—	—	(4)	6	(10)	Large
Total	1,700	1,692	8	0.5%	$205	$205	$—	—%

O&R’s electric operating revenues were unchanged in the three months ended September 30, 2007 compared with the 2006 period. Other electric operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s electric rate plan. See Note B to the financial statements in Item 8 of the Form 10-K and Note B to the Third Quarter Financial Statements.

Electric delivery volumes in O&R’s service area increased 0.5 percent in the three months ended September 30, 2007 compared with the 2006 period. After adjusting for weather variations, electric delivery volumes in O&R’s service area increased 3.4 percent in the 2007 period compared with the 2006 period.

Electric operating income decreased $3 million in the three months ended September 30, 2007 compared with the 2006 period reflecting primarily the accrual of a regulatory liability of $5 million in connection with an October 2007 PSC order. See Note B to the Third Quarter Financial Statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

Gas

O&R’s gas sales and deliveries, excluding off-system sales, in three months ended September 30, 2007 compared with the 2006 period were:

	Thousands of dths Delivered				Revenues in Millions
	Three Months Ended				Three Months Ended
Description	September 30, 2007	September 30, 2006	Variation	Percent Variation	September 30, 2007	September 30, 2006	Variation	Percent Variation
Residential	606	620	(14)	(2.3)%	$12	$10	$2	20.0%
General	160	170	(10)	(5.9)	3	2	1	50.0
Firm transportation	837	857	(20)	(2.3)	5	4	1	25.0
Total firm sales and transportation	1,603	1,647	(44)	(2.7)	20	16	4	25.0
Interruptible sales	1,280	1,273	7	0.5	6	7	(1)	(14.3)
Generation plants	2,778	1,930	848	43.9	1	1	—	—
Other	88	84	4	4.8	—	—	—	—
Other gas revenues	—	—	—	—	3	2	1	50.0
Total	5,749	4,934	815	16.5%	$30	$26	$4	15.4%

O&R’s gas operating revenues increased $4 million in the three months ended September 30, 2007 compared with the 2006 period. The increase is due primarily to higher costs of gas purchased for resale in 2007.

Sales and transportation volumes for firm customers decreased 2.7 percent in the three months ended September 30, 2007 compared with the 2006 period. After adjusting for weather and other variations in each period, total firm sales and transportation volumes were 1.3 percent lower in the three months ended September 30, 2007 compared with the 2006 period.

Non-firm transportation of customer-owned gas to electric generating plants increased in the three months ended September 30, 2007 compared with the 2006 period because certain facilities resumed burning gas to generate electricity. The increase in gas burned had minimal impact on earnings because most revenues from these customers result from a fixed demand charge for local transportation.

Gas operating income was unchanged in the three months ended September 30, 2007 compared with the 2006 period.

Competitive Energy Businesses

The competitive energy businesses’ earnings decreased $6 million in the three months ended September 30, 2007 compared with the 2006 period, due primarily to mark-to-market losses, offset in

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

part by a $4 million after-tax gain recorded in other income on the sale of Con Edison Development’s interest in Everpower Wind, LLC. Excluding mark-to-market activity in both periods, earnings increased $2 million in the three months ended September 30, 2007 compared with the 2006 period.

Operating revenues increased $170 million in the three months ended September 30, 2007 compared with the 2006 period, due primarily to higher electric retail and wholesale revenues. Electric retail revenues increased $38 million in the three months ended September 30, 2007 as compared with the 2006 period, of which $47 million was due to higher sales volumes, offset by a decrease in unit prices of $9 million. Electric wholesale revenues increased $141 million in the three months ended September 30, 2007 as compared with the 2006 period, primarily due to higher sales volumes. Pre-tax mark-to-market losses decreased $14 million in the three months ended September 30, 2007 compared with the 2006 period and other revenues, primarily wholesale, increased $5 million.

Operating expenses excluding income taxes increased $187 million in the three months ended September 30, 2007 compared with the 2006 period, reflecting higher purchased power costs ($171 million), operations and maintenance costs ($9 million, due primarily to higher costs for legal services in relation to the competitive energy businesses’ lease in/lease out transactions – see Note H to the Third Quarter Financial Statements) and gas purchased for resale costs ($7 million).

Income taxes decreased $2 million in the three months ended September 30, 2007 as compared with the 2006 period, reflecting primarily lower income.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

NINE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2006

The Companies’ results of operations (which were discussed above under “Results of Operations – Summary”) in 2007 compared with 2006 were:

	Con Edison*		Con Edison of New York		O&R		Competitive Businesses and Other**
(Millions of Dollars)	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent
Operating revenues	$777	8.3%	$315	4.4%	$82	13.2	$380	25.0%
Purchased power	290	7.7	(109)	(4.5)	61	25.8	338	29.3
Fuel	38	6.3	31	7.2	N/A	N/A	7	4.1
Gas purchased for resale	32	3.8	26	3.7	8	7.4	(2)	(8.0)
Operating revenues less purchased power, fuel and gas purchased for resale (net revenues)	417	10.2	367	10.1	13	4.7	37	21.6
Other operations and maintenance	120	8.4	111	9.1	1	0.7	8	10.7
Depreciation and amortization	41	8.9	38	9.4	2	7.7	1	3.3
Taxes, other than income taxes	46	4.9	50	5.6	(4)	(11.1)	—	—
Income taxes	42	13.3	20	7.0	3	15.0	19	Large
Operating income	168	18.1	148	17.7	11	21.2	9	23.7
Other income less deductions and related income tax	17	60.7	(1)	(12.5)	—	—	18	Large
Net interest expense	—	—	5	1.5	4	19.0	(9)	(15.5)
Income from continuing operations	185	34.5	142	27.5	7	21.8	36	Large
Discontinued operations	1	Large	N/A	N/A	N/A	N/A	1	Large
Net income	$186	34.7%	$142	27.5%	$7	21.9%	$37	Large
*	Represents the consolidated financial results of Con Edison and its businesses.
**	Includes inter-company and parent company accounting.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

Con Edison of New York

Electric

Con Edison of New York’s electric sales and deliveries, excluding off-system sales, for the nine months ended September 30, 2007 compared with the 2006 period were:

	Millions of kWhs Delivered				Revenues in Millions
	Nine Months Ended				Nine Months Ended
Description	September 30, 2007	September 30, 2006	Variation	Percent Variation	September 30, 2007	September 30, 2006	Variation	Percent Variation
Residential/Religious	9,418	9,816	(398)	(4.1)%	$2,039	$2,076	$(37)	(1.8)%
Commercial/Industrial	9,767	10,365	(598)	(5.8)	1,889	1,920	(31)	(1.6)
Retail access customers	16,140	14,350	1,790	12.5	989	755	234	31.0
NYPA, Municipal Agency and other sales	8,672	8,354	318	3.8	260	237	23	9.7
Other operating revenues	—	—	—	—	469	461	8	1.7
Total	43,997	42,885	1,112	2.6%	$5,646	$5,449	$197	3.6%

Con Edison of New York’s electric operating revenues were $197 million higher in the nine months ended September 30, 2007 as compared with the 2006 period, due primarily to the third year of the electric rate plan ($148 million, which includes $58 million of Net T&D Revenues), increased recoveries of demand side management programs ($84 million), sales growth ($44 million), gain on the sale of properties ($20 million), higher transmission revenues ($8 million), offset in part by a decrease in recoverable purchased power and fuel costs ($97 million and $6 million, respectively) and the impact of the milder weather ($13 million). Other electric operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s rate plans. See Note B to the financial statements in Item 8 of the Form 10-K and Note B to the Third Quarter Financial Statements.

Electric sales and delivery volumes in Con Edison of New York’s service area increased 2.6 percent in the nine months ended September 30, 2007 compared with the 2006 period, primarily reflecting the sales growth in the 2007 period compared with 2006. After adjusting for variations, principally weather and billing days in each period, electric sales and delivery volumes in Con Edison of New York’s service area increased 2.8 percent in the nine months ended September 30, 2007 compared with the 2006 period.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

Con Edison of New York’s electric fuel costs decreased $6 million in the nine months ended September 30, 2007 compared with the 2006 period, reflecting lower sendout volumes from the company’s generating facilities ($4 million) and a decrease in unit costs ($2 million). Electric purchased power costs decreased $97 million in the 2007 period compared with the 2006 period reflecting a decrease in purchased volumes ($88 million), primarily associated with additional customers obtaining their energy supply through competitive providers in the nine months ended September 30, 2007 and a decrease in unit costs ($9 million).

Con Edison of New York’s electric operating income increased $128 million in the nine months ended September 30, 2007 compared with the 2006 period. The increase reflects higher net revenues ($301 million, due principally to provisions of the electric rate agreement and sales growth), offset in part by higher operations and maintenance costs ($86 million, reflecting the impact of storms, demand side management program expenses, increased transmission and distribution expenses and costs for the Queens power outage in 2006), taxes other than income taxes ($39 million, principally property taxes), income taxes ($25 million) and depreciation ($25 million). The increase also reflects the PSC’s grant of the company’s petition to dispose of the electric portion of a deferred tax balance ($14 million), see Note B to the Third Quarter Financial Statements.

Gas

Con Edison of New York’s gas sales and deliveries, excluding off-system sales, in the nine months ended September 30, 2007 compared with the 2006 period were:

	Thousands of dths Delivered				Revenues in Millions
	Nine Months Ended				Nine Months Ended
Description	September 30, 2007	September 30, 2006	Variation	Percent Variation	September 30, 2007	September 30, 2006	Variation	Percent Variation
Residential	32,706	31,489	1,217	3.9%	$641	$608	$33	5.4%
General	24,055	24,162	(107)	(0.4)	386	370	16	4.3
Firm transportation	28,660	17,352	11,308	65.2	121	74	47	63.5
Total firm sales and transportation	85,421	73,003	12,418	17.0	1,148	1,052	96	9.1
Interruptible sales	8,338	9,566	(1,228)	(12.8)	62	94	(32)	(34.0)
NYPA	33,268	32,096	1,172	3.7	3	2	1	50.0
Generation plants	63,185	47,884	15,301	32.0	39	36	3	8.3
Other	11,291	14,418	(3,127)	(21.7)	17	19	(2)	(10.5)
Other operating revenues	—	—	—	—	47	35	12	34.3
Total	201,503	176,967	24,536	13.9%	$1,316	$1,238	$78	6.3%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

Con Edison of New York’s gas operating revenues in the nine months ended September 30, 2007 increased $78 million compared with the 2006 period, reflecting an increase in recoverable purchased gas costs ($26 million), the gas rate plan ($25 million), the movement of certain customers from interruptible to firm service ($18 million) and sales growth ($7 million). Con Edison of New York’s revenues from gas sales are subject to a weather normalization clause that moderates, but does not eliminate, the effect of weather-related changes on net income. Other gas operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s rate plans. See Note B to the financial statements in Item 8 of the Form 10-K.

Con Edison of New York’s sales and transportation volumes for firm customers increased 17.0 percent in the nine months ended September 30, 2007 compared with the 2006 period, reflecting primarily the impact of the colder winter weather in 2007 compared with 2006 and the net transfers to firm service. After adjusting for variations, principally weather and billing days and net transfers to firm service in each period, firm gas sales and transportation volumes in the company’s service area increased 2.7 percent in the 2007 period.

Con Edison of New York’s purchased gas cost increased $26 million in the nine months ended September 30, 2007 compared with the 2006 period due to higher sendout volumes ($60 million), offset by lower unit costs ($34 million).

Con Edison of New York’s gas operating income increased $23 million in the nine months ended September 30, 2007 compared with the 2006 period. The increase reflects primarily higher net revenues ($53 million), offset in part by higher operations and maintenance expense ($13 million, due to higher costs for distribution, injuries and damages, and pensions), income taxes ($8 million), taxes other than income taxes ($6 million, principally property taxes), and depreciation ($4 million).

Steam

Con Edison of New York’s steam sales and deliveries in the nine months ended September 30, 2007 compared with the 2006 period were:

	Millions of Pounds Delivered				Revenues in Millions
	Nine Months Ended				Nine Months Ended
Description	September 30, 2007	September 30, 2006	Variation	Percent Variation	September 30, 2007	September 30, 2006	Variation	Percent Variation
General	450	403	47	11.7%	$18	$16	$2	12.5%
Apartment house	5,625	5,236	389	7.4	142	136	6	4.4
Annual power	13,710	12,767	943	7.4	341	322	19	5.9
Other operating revenues	—	—	—	—	24	11	13	Large
Total	19,785	18,406	1,379	7.5%	$525	$485	$40	8.2%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

Con Edison of New York’s steam operating revenues increased $40 million in the nine months ended September 30, 2007 compared with the 2006 period, reflecting primarily the impact of colder winter and warmer spring weather ($18 million) and higher revenues under the steam rate plan ($22 million). Other steam operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s rate plans. See Note B to the financial statements in Item 8 of the Form 10-K.

Steam sales and delivery volumes increased 7.5 percent in the nine months ended September 30, 2007 compared with the 2006 period, reflecting primarily the impact of weather. After adjusting for variations, principally weather and billing days in each period, steam sales and deliveries increased 0.1 percent in the 2007 period.

Con Edison of New York’s steam fuel costs increased $37 million due primarily to higher sendout volumes ($20 million) and higher unit costs ($17 million). Steam purchased power costs decreased $12 million in the nine months ended September 30, 2007 compared with the 2006 period due primarily to lower unit costs ($11 million) and lower sendout volumes ($1 million).

Steam operating income decreased $3 million in the nine months ended September 30, 2007 compared with the 2006 period, due primarily to higher depreciation ($9 million) and taxes other than income taxes ($5 million), offset in part by higher net revenues ($13 million).

Net Interest Expense

Net interest expense increased $5 million in the nine months ended September 30, 2007 compared with the 2006 period, due principally to new debt issuances since September 30, 2006, offset in part by interest accrued in 2006 for the potential repayment of tax benefits from the timing of tax deductions of certain construction related costs (see Note I to the Third Quarter Financial Statements).

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

O&R

Electric

O&R’s electric sales and deliveries, excluding off-system sales, in the nine months ended September 30, 2007 compared with the 2006 period were:

	Millions of kWhs Delivered				Revenues in Millions
	Nine Months Ended				Nine Months Ended
Description	September 30, 2007	September 30, 2006	Variation	Percent Variation	September 30, 2007	September 30, 2006	Variation	Percent Variation
Residential/Religious	1,483	1,411	72	5.1%	$232	$198	$34	17.2%
Commercial/Industrial	1,675	1,581	94	5.9	217	182	35	19.2
Retail access customers	1,262	1,353	(91)	(6.7)	56	60	(4)	(6.7)
Public authorities	89	86	3	3.5	11	10	1	10.0
Other operating revenues	—	—	—	—	(2)	5	(7)	Large
Total	4,509	4,431	78	1.8%	$514	$455	$59	13.0%

O&R’s electric operating revenues increased $59 million in the nine months ended September 30, 2007 compared with the 2006 period, due primarily to increased recoverable purchased power costs ($61 million). Other electric operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s electric rate plan. See Note B to the financial statements in Item 8 of the Form 10-K and Note B to the Third Quarter Financial Statements.

Electric delivery volumes in O&R’s service area increased 1.8 percent in the nine months ended September 30, 2007 compared with the 2006 period. After adjusting for weather variations and unbilled volumes, electric delivery volumes in O&R’s service area increased 2.1 percent in the 2007 period compared with the 2006 period.

Electric operating income increased by $4 million in the nine months ended September 30, 2007 compared with the 2006 period, due primarily to lower operation and maintenance costs ($4 million) and taxes other than income taxes ($3 million, principally property taxes), offset in part by the accrual of a regulatory liability in connection with an October 2007 PSC order ($5 million). See Note B to the Third Quarter Financial Statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

Gas

O&R’s gas sales and deliveries, excluding off-system sales, in nine months ended September 30, 2007 compared with the 2006 period were:

	Thousands of dths Delivered				Revenues in Millions
	Nine Months Ended				Nine Months Ended
Description	September 30, 2007	September 30, 2006	Variation	Percent Variation	September 30, 2007	September 30, 2006	Variation	Percent Variation
Residential	6,105	5,433	672	12.4%	$105	$94	$11	11.7%
General	1,462	1,353	109	8.1	24	22	2	9.1
Firm transportation	7,031	6,357	674	10.6	27	22	5	22.7
Total firm sales and transportation	14,598	13,143	1,455	11.1	156	138	18	13.0
Interruptible sales	4,446	4,451	(5)	(0.1)	18	22	(4)	(18.2)
Generation plants	3,940	2,884	1,056	36.6	2	2	—	—
Other	733	645	88	13.6	—	—	—	—
Other gas revenues	—	—	—	—	13	4	9	Large
Total	23,717	21,123	2,594	12.3%	$189	$166	$23	13.9%

O&R’s gas operating revenues increased $23 million in the nine months ended September 30, 2007 compared with the 2006 period. The increase reflects primarily this year’s colder winter and warmer spring weather and the impact of the gas rate plan increase that went into effect November 1, 2006.

Sales and transportation volumes for firm customers increased 11.1 percent in the nine months ended September 30, 2007 compared with the 2006 period, reflecting the impact of the weather in 2007. After adjusting for weather and other variations in each period, total firm sales and transportation volumes were 0.1 percent lower in the nine months ended September 30, 2007 compared with the 2006 period. O&R’s revenues from gas sales are subject to a weather normalization clause that moderates, but does not eliminate, the effect of weather-related changes on net income.

Non-firm transportation of customer-owned gas to electric generating plants increased in the nine months ended September 30, 2007 compared with the 2006 period because certain facilities resumed burning gas to generate electricity. The increase in gas burned had minimal impact on earnings because most revenues from these customers result from a fixed demand charge for local transportation.

Gas operating income increased by $7 million in the nine months ended September 30, 2007 compared with the 2006 period, due primarily to higher net revenues ($14 million) and lower taxes other than income taxes ($1 million, principally property taxes), offset in part by higher operations and maintenance costs ($6 million, due to higher costs for injuries and damages and pensions) and higher income taxes ($2 million).

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

Competitive Energy Businesses and Other

Competitive Energy Businesses

The competitive energy businesses’ earnings increased $24 million in the nine months ended September 30, 2007 compared with the 2006 period due primarily to lower mark-to-market losses and a $4 million after-tax gain recorded in other income on the sale of Con Edison Development’s interest in Everpower Wind, LLC. Excluding mark-to-market activity in both periods, earnings increased $5 million in the nine months ended September 30, 2007 compared with the 2006 period.

Operating revenues increased $335 million in the nine months ended September 30, 2007 compared with the 2006 period, due primarily to higher electric retail and wholesale revenues, and lower mark-to-market losses. Electric retail revenues increased $113 million in the nine months ended September 30, 2007 as compared with the 2006 period, of which $109 million was due to higher sales volumes and $4 million was due to an increase in unit prices. Electric wholesale revenues increased $171 million in the nine months ended September 30, 2007 as compared with the 2006 period, primarily due to higher wholesale sales volumes. Pre-tax mark-to-market losses decreased $33 million in the nine months ended September 30, 2007 compared with the 2006 period, while other revenues increased $18 million.

Operating expenses excluding income taxes increased $304 million in the nine months ended September 30, 2007 compared with the 2006 period, reflecting an increase in purchased power costs ($290 million), operations and maintenance costs ($9 million, due primarily to higher costs for legal services in relation to the competitive energy businesses’ lease in/lease out transactions – see Note H to the Third Quarter Financial Statements) and higher fuel costs ($7 million), partially offset by a decrease in gas purchased for resale costs ($2 million).

Income taxes increased $20 million in the nine months ended September 30, 2007 as compared with the 2006 period, reflecting primarily higher income.

Other

For Con Edison, “Other” in 2006 reflects a $9 million expense to reclassify from retained earnings to additional paid-in capital the tax benefits from the exercise of stock options that had been recognized in income in prior years. For Con Edison, “Other” also includes inter-company eliminations relating to operating revenues and operating expenses.

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

PART II OTHER INFORMATION

ITEM 1    LEGAL PROCEEDINGS

Power Outage Proceedings

For information about proceedings relating to power outages in 2006, see “Power Outage Proceedings” in Note B to the financial statements included in Part I, Item 1 of this report and Part II, Item 1 of the First Quarter Form 10-Q and Second Quarter Form 10-Q, which information is incorporated herein by reference.

Mirant Litigation

Reference is made to “Mirant Litigation” in Item 3 of the Form 10-K and Part II, Item 1 of the Second Quarter Form 10-Q for information about the settlement of this proceeding for amounts that in aggregate, were not material to the Companies, which information is incorporated herein by reference.

Manhattan Steam Main Rupture

For information about proceedings relating to the July 2007 rupture of a steam main located in midtown Manhattan, see “Manhattan Steam Main Rupture” in Note H to the financial statements included in Part I, Item 1 of this report, which information is incorporated herein by reference.

Lease In/Lease Out Transactions

For information about Con Edison’s competitive energy businesses’ lease in/lease out transactions, as to which a trial commenced in October 2007, see “Lease In/Lease Out Transactions” in Note H to the financial statements included in Part I, Item 1 of this report, which information is incorporated herein by reference.

ITEM 1A RISK FACTORS

There were no material changes from the risk factors previously disclosed in the Companies’ Form 10-K.

ITEM 6    EXHIBITS

(a) EXHIBITS

Con Edison

Exhibit 12.1	Statement of computation of Con Edison’s ratio of earnings to fixed charges for the nine-month periods ended September 30, 2007 and 2006, and the 12-month period ended December 31, 2006.

Exhibit 31.1.1	Rule 13a-14(a)/15d-14(a) Certifications—Chief Executive Officer.

Exhibit 31.1.2	Rule 13a-14(a)/15d-14(a) Certifications—Chief Financial Officer.

Exhibit 32.1.1	Section 1350 Certifications—Chief Executive Officer.

Exhibit 32.1.2	Section 1350 Certifications—Chief Financial Officer.

Con Edison oF New York

Exhibit 12.2	Statement of computation of Con Edison of New York’s ratio of earnings to fixed charges for the nine-month periods ended September 30, 2007 and 2006, and the 12-month period ended December 31, 2006.

Exhibit 31.2.1	Rule 13a-14(a)/15d-14(a) Certifications—Chief Executive Officer.

Exhibit 31.2.2	Rule 13a-14(a)/15d-14(a) Certifications—Chief Financial Officer.

Exhibit 32.2.1	Section 1350 Certifications—Chief Executive Officer.

Exhibit 32.2.2	Section 1350 Certifications—Chief Financial Officer.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Consolidated Edison, Inc.

Consolidated Edison Company of New York, Inc.

DATE: November 1, 2007	By	/S/ ROBERT N. HOGLUND
Robert N. Hoglund Senior Vice President, Chief Financial Officer and Duly Authorized Officer