Form 10-Q
period 2008-09-30
CONSOLIDATED EDISON CO OF NEW YORK INC; CONSOLIDATED EDISON INC
filed 2008-11-07
CIK 23632, 1047862

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended SEPTEMBER 30, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Con Edison

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Con Edison of New York

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Con Edison	Yes ☐ No ☒

Con Edison of New York	Yes ☐ No ☒

As of October 31, 2008, Con Edison had outstanding 273,629,636 Common Shares ($.10 par value). All of the outstanding common equity of Con Edison of New York is held by Con Edison.

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

GLOSSARY OF TERMS

The following is a glossary of frequently used abbreviations or acronyms that are found in the Companies’ SEC reports:

Con Edison Companies
Con Edison	Consolidated Edison, Inc.
Con Edison Communications	Con Edison Communications, LLC
Con Edison Development	Consolidated Edison Development, Inc.
Con Edison Energy	Consolidated Edison Energy, Inc.
Con Edison of New York	Consolidated Edison Company of New York, Inc.
Con Edison Solutions	Consolidated Edison Solutions, Inc.
O&R	Orange and Rockland Utilities, Inc.
Pike	Pike County Light & Power Company
RECO	Rockland Electric Company
The Companies	Con Edison and Con Edison of New York
The Utilities	Con Edison of New York and O&R

Regulatory and State Agencies
ALJs	Administrative Law Judges
DEC	New York State Department of Environmental Conservation
EPA	Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
IRS	Internal Revenue Service
ISO-NE	ISO New England
NJBPU	New Jersey Board of Public Utilities
NJDEP	New Jersey Department of Environmental Protection
NYAG	New York Attorney General
NYISO	New York Independent System Operator
NYPA	New York Power Authority
NYSERDA	New York State Energy Research and Development Authority
NYSRC	New York State Reliability Council
PJM	PJM Interconnection
PSC	New York State Public Service Commission
PPUC	Pennsylvania Public Utility Commission
SEC	Securities and Exchange Commission

Other
ABO	Accumulated Benefit Obligation
APB	Accounting Principles Board
AFDC	Allowance for funds used during construction
CO2	Carbon dioxide
COSO	Committee of Sponsoring Organizations Treadway Commission
DIG	Derivatives Implementation Group

District Court	The United States District Court for the Southern District of New York
dths	Dekatherms
EITF	Emerging Issues Task Force

Other
EMF	Electric and magnetic fields
ERRP	East River Repowering Project
FASB	Financial Accounting Standards Board
FIN	FASB Interpretation No.
First Quarter Form 10-Q	The Companies’ combined Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008
Fitch	Fitch Ratings
Form 10-K	The Companies’ combined Annual Report on Form 10-K for the year ended December 31, 2007
FSP	FASB Staff Position
GHG	Greenhouse gases
kV	Kilovolts
kWh	Kilowatt-hour
LILO	Lease In/Lease Out
LTIP	Long Term Incentive Plan
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
mdths	Thousand dekatherms
MGP Sites	Manufactured gas plant sites
mmlbs	Million pounds
Moody’s	Moody’s Investors Service
MVA	Megavolt amperes
MW	Megawatts or thousand kilowatts
MWH	Megawatt hour
Net T&D Revenues

Revenue requirement impact resulting from the reconciliation pursuant to Con Edison of New York’s electric rate agreement of the differences between the actual amount of transmission and distribution utility plant, net of depreciation, to the

amount reflected in electric rates

NUGs	Non-utility generators
OCI	Other Comprehensive Income
PCBs	Polychlorinated biphenyls
PPA	Power purchase agreement
PRP	Potentially responsible party
S&P	Standard & Poor’s Rating Services
SFAS	Statement of Financial Accounting Standards
SO2	Sulfur dioxide
SSCM	Simplified service cost method
Second Quarter Form 10-Q	The Companies’ combined Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008
Superfund	Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 and similar state statutes
Third Quarter Form 10-Q	The Companies’ combined Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008
VaR	Value-at-Risk
VIE	Variable interest entity

Consolidated Edison, Inc.

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

	September 30, 2008	December 31, 2007
	(Millions of Dollars)
ASSETS
UTILITY PLANT, AT ORIGINAL COST
Electric	$17,001	$15,979
Gas	3,614	3,403
Steam	1,811	1,755
General	1,761	1,732
TOTAL	24,187	22,869
Less: Accumulated depreciation	5,007	4,784
Net	19,180	18,085
Construction work in progress	1,086	1,028
NET UTILITY PLANT	20,266	19,113
NON-UTILITY PLANT
Non-utility property, less accumulated depreciation of $40 and $36 in 2008 and 2007, respectively	19	18
Non-utility property held for sale	—	778
Construction work in progress	1	5
NET PLANT	20,286	19,914
CURRENT ASSETS
Cash and temporary cash investments	68	210
Restricted cash	1	1
Accounts receivable—customers, less allowance for uncollectible accounts of $56 and $47 in 2008 and 2007, respectively	1,010	970
Accrued unbilled revenue	122	149
Other receivables, less allowance for uncollectible accounts of $6 in 2008 and 2007	421	288
Fuel oil, at average cost	58	44
Gas in storage, at average cost	373	215
Materials and supplies, at average cost	147	146
Prepayments	809	119
Fair value of derivative assets	127	98
Recoverable energy costs	88	213
Deferred derivative losses	118	45
Current assets held for sale	—	40
Other current assets	10	12
TOTAL CURRENT ASSETS	3,352	2,550
INVESTMENTS	374	378
DEFERRED CHARGES, REGULATORY ASSETS AND NONCURRENT ASSETS
Goodwill	411	408
Intangible assets, less accumulated amortization of $1 in 2008 and 2007	5	2
Regulatory assets	4,478	4,511
Noncurrent assets held for sale	—	88
Other deferred charges and noncurrent assets	416	411
TOTAL DEFERRED CHARGES, REGULATORY ASSETS AND NONCURRENT ASSETS	5,310	5,420
TOTAL ASSETS	$29,322	$28,262

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

	September 30, 2008	December 31, 2007
	(Millions of Dollars)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION
Common shareholders’ equity (See Statement of Common Shareholders’ Equity)	$9,723	$9,076
Preferred stock of subsidiary	213	213
Long-term debt	8,849	7,611
TOTAL CAPITALIZATION	18,785	16,900
MINORITY INTERESTS	—	43
NONCURRENT LIABILITIES
Obligations under capital leases	18	22
Provision for injuries and damages	169	161
Pensions and retiree benefits	873	938
Superfund and other environmental costs	274	327
Uncertain income taxes	143	155
Asset retirement obligations	123	110
Fair value of derivative liabilities	45	15
Noncurrent liabilities held for sale	—	61
Other noncurrent liabilities	90	95
TOTAL NONCURRENT LIABILITIES	1,735	1,884
CURRENT LIABILITIES
Long-term debt due within one year	282	809
Notes payable	602	840
Accounts payable	1,032	1,187
Customer deposits	262	249
Accrued taxes	113	26
Accrued interest	168	149
Accrued wages	82	82
Fair value of derivative liabilities	100	76
Deferred derivative gains	33	10
Deferred income taxes - recoverable energy costs	36	86
Current liabilities held for sale	—	28
Other current liabilities	304	309
TOTAL CURRENT LIABILITIES	3,014	3,851
DEFERRED CREDITS AND REGULATORY LIABILITIES
Deferred income taxes and investment tax credits	4,972	4,465
Regulatory liabilities	778	1,097
Other deferred credits	38	22
TOTAL DEFERRED CREDITS AND REGULATORY LIABILITIES	5,788	5,584
TOTAL CAPITALIZATION AND LIABILITIES	$29,322	$28,262

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.

CONSOLIDATED INCOME STATEMENT

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
	(Millions of Dollars/Except Share Data)
OPERATING REVENUES
Electric	$2,922	$2,477	$6,752	$6,160
Gas	273	234	1,545	1,505
Steam	111	102	529	525
Non-utility	552	766	1,758	1,703
TOTAL OPERATING REVENUES	3,858	3,579	10,584	9,893
OPERATING EXPENSES
Purchased power	2,016	1,735	4,670	4,107
Fuel	179	136	503	491
Gas purchased for resale	132	113	871	877
Other operations and maintenance	590	544	1,699	1,532
Depreciation and amortization	183	163	531	481
Taxes, other than income taxes	356	343	1,033	988
Income taxes	92	126	429	355
TOTAL OPERATING EXPENSES	3,548	3,160	9,736	8,831
Gain on sale of generation projects	1	—	261	—
OPERATING INCOME	311	419	1,109	1,062
OTHER INCOME (DEDUCTIONS)
Investment and other income	10	21	79	56
Allowance for equity funds used during construction	2	2	6	5
Preferred stock dividend requirements of subsidiary	(3)	(3)	(9)	(9)
Other deductions	(3)	(2)	(13)	(20)
Income taxes	4	2	(17)	13
TOTAL OTHER INCOME (DEDUCTIONS)	10	20	46	45
INTEREST EXPENSE
Interest on long-term debt	135	116	379	351
Other interest	6	15	22	44
Allowance for borrowed funds used during construction	(2)	(2)	(8)	(7)
NET INTEREST EXPENSE	139	129	393	388
INCOME FROM CONTINUING OPERATIONS	182	310	762	719
INCOME FROM DISCONTINUED OPERATIONS
Gain on sale of generation projects, net of tax expense of $0 and $174 in 2008	—	—	270	—
Income from discontinued operations, net of tax expense of $0 and $3 in 2008, and $1 and $1 in 2007, respectively	—	2	4	3
TOTAL INCOME FROM DISCONTINUED OPERATIONS	—	2	274	3
NET INCOME	$182	$312	$1,036	$722
EARNINGS PER COMMON SHARE - BASIC
Continuing operations	$0.66	$1.14	$2.79	$2.72
Discontinued operations	—	0.01	1.01	0.01
Net income	$0.66	$1.15	$3.80	$2.73
EARNINGS PER COMMON SHARE - DILUTED
Continuing operations	$0.66	$1.14	$2.79	$2.71
Discontinued operations	—	0.01	1.00	0.01
Net income	$0.66	$1.15	$3.79	$2.72
DIVIDENDS DECLARED PER SHARE OF COMMON STOCK	$0.585	$0.580	$1.755	$1.740
AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC (IN MILLIONS)	273.2	271.0	272.7	264.6
AVERAGE NUMBER OF SHARES OUTSTANDING - DILUTED (IN MILLIONS)	273.8	272.0	273.3	265.8

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
	(Millions of Dollars)
NET INCOME	$182	$312	$1,036	$722
OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAXES
Pension plan liability adjustments, net of $1 and $2 in 2008 and $1 and $3 taxes in 2007, respectively	1	1	3	4
Unrealized gains/(losses) on derivatives qualified as cash flow hedges, net of $(1) in 2008 and $3 taxes in 2007, respectively	—	—	(1)	4
Less: Reclassification adjustment for unrealized losses included in regulatory assets, net of $(5) taxes in 2008	—	—	(8)	—
Less: Reclassification adjustment for gains/(losses) included in net income, net of $1 and $0 in 2008 and $(7) and $(21) taxes in 2007, respectively	1	(11)	—	(31)
TOTAL OTHER COMPREHENSIVE INCOME, NET OF TAXES	—	12	10	39
COMPREHENSIVE INCOME	$182	$324	$1,046	$761

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.

CONSOLIDATED STATEMENT OF COMMON SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Additional Paid- In Capital	Retained Earnings	Treasury Stock		Capital Stock Expense	Accumulated Other Comprehensive Loss	Total
	Shares	Amount			Shares	Amount
	(Millions of Dollars/Except Share Data)
BALANCE AS OF DECEMBER 31, 2006	257,456,303	$28	$3,314	$5,804	23,210,700	$(1,001)	$(58)	$(83)	$8,004
Net income				256					256
Common stock dividends				(150)					(150)
Issuance of common shares—dividend reinvestment and employee stock plans	1,327,669		61						61
Other comprehensive loss								36	36
BALANCE AS OF MARCH 31, 2007	258,783,972	$28	$3,375	$5,910	23,210,700	$(1,001)	$(58)	$(47)	$8,207
Net income				154					154
Common stock dividends				(156)					(156)
Issuance of common shares—public offering	11,000,000	1	559				(2)		558
Issuance of common shares—dividend reinvestment and employee stock plans	1,089,068		52						52
Other comprehensive income								(9)	(9)
BALANCE AS OF JUNE 30, 2007	270,873,040	$29	$3,986	$5,908	23,210,700	$(1,001)	$(60)	$(56)	$8,806
Net income				312					312
Common stock dividends				(158)					(158)
Issuance of common shares—dividend reinvestment and employee stock plans	375,262		18						18
Other comprehensive income								12	12
BALANCE AS OF SEPTEMBER 30, 2007	271,248,302	$29	$4,004	$6,062	23,210,700	$(1,001)	$(60)	$(44)	$8,990
BALANCE AS OF DECEMBER 31, 2007	272,024,874	$29	$4,038	$6,113	23,210,700	$(1,001)	$(60)	$(43)	$9,076
Net income				303					303
Common stock dividends				(160)					(160)
Issuance of common shares—dividend reinvestment and employee stock plans	476,809		21						21
Other comprehensive income								7	7
Adjustment for adoption of FASB Statement No. 157				17					17
BALANCE AS OF MARCH 31, 2008	272,501,683	$29	$4,059	$6,273	23,210,700	$(1,001)	$(60)	$(36)	$9,264
Net income				552					552
Common stock dividends				(162)					(162)
Issuance of common shares—dividend reinvestment and employee stock plans	493,092		23						23
Other comprehensive income								3	3
BALANCE AS OF JUNE 30, 2008	272,994,775	$29	$4,082	$6,663	23,210,700	$(1,001)	$(60)	$(33)	$9,680
Net income				182					182
Common stock dividends				(160)					(160)
Issuance of common shares—dividend reinvestment and employee stock plans	532,679		21						21
BALANCE AS OF SEPTEMBER 30, 2008	273,527,454	$29	$4,103	$6,685	23,210,700	$(1,001)	$(60)	$(33)	$9,723

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2008	2007
	(Millions of Dollars)
OPERATING ACTIVITIES
Net Income	$1,036	$722
PRINCIPAL NON-CASH CHARGES/(CREDITS) TO INCOME
Depreciation and amortization	531	501
Deferred income taxes	337	285
Rate case amortization and accruals	(135)	(236)
Net transmission and distribution reconciliation	(48)	(138)
Common equity component of allowance for funds used during construction	(6)	(5)
Prepaid pension costs (net of capitalized amounts)	—	121
Net derivative losses	—	(67)
Pre-tax gain on sale of generation projects	(704)	—
Other non-cash items (net)	30	58
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable—customers, less allowance for uncollectibles	(40)	(114)
Materials and supplies, including fuel oil and gas in storage	(173)	2
Other receivables and other current assets	(104)	179
Prepayments	(690)	(189)
Recoverable energy costs	230	63
Accounts payable	(235)	(24)
Pensions and retiree benefits	(60)	(164)
Accrued taxes	87	19
Accrued interest	19	12
Deferred charges, noncurrent assets and other regulatory assets	(222)	(331)
Deferred credits and other regulatory liabilities	187	191
Other assets	145	(7)
Other liabilities	(135)	49
NET CASH FLOWS FROM OPERATING ACTIVITIES	50	927
INVESTING ACTIVITIES
Utility construction expenditures (excluding capitalized support costs of $- and $(47) in 2008 and 2007, respectively)	(1,602)	(1,357)
Cost of removal less salvage	(139)	(125)
Non-utility construction expenditures	2	(4)
Common equity component of allowance for funds used during construction	6	5
Increase in restricted cash	—	1
Proceeds from sale of generation projects	1,477	—
Proceeds from sale of properties	—	30
Purchase of ownership interest in Hawkeye lease	(12)	—
Purchase of ownership interest in Newington SCS	(20)	—
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(288)	(1,450)
FINANCING ACTIVITIES
Net proceeds from/(payments of) short-term debt	(238)	233
Retirement of long-term debt	(485)	(357)
Issuance of long-term debt	1,250	525
Issuance of common stock	37	660
Debt issuance costs	(10)	(5)
Common stock dividends	(458)	(435)
NET CASH FLOWS FROM FINANCING ACTIVITIES	96	621
CASH AND TEMPORARY CASH INVESTMENTS:
NET CHANGE FOR THE PERIOD	(142)	98
BALANCE AT BEGINNING OF PERIOD	210	94
BALANCE AT END OF PERIOD	$68	$192
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$378	$369
Income taxes	$217	$75

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

	September 30, 2008	December 31, 2007
	(Millions of Dollars)
ASSETS
UTILITY PLANT, AT ORIGINAL COST
Electric	$15,997	$15,027
Gas	3,199	2,999
Steam	1,811	1,755
General	1,615	1,599
TOTAL	22,622	21,380
Less: Accumulated depreciation	4,568	4,360
Net	18,054	17,020
Construction work in progress	1,044	973
NET UTILITY PLANT	19,098	17,993
NON-UTILITY PROPERTY
Non-utility property, less accumulated depreciation of $19 and $18 in 2008 and 2007, respectively	11	12
NET PLANT	19,109	18,005
CURRENT ASSETS
Cash and temporary cash investments	39	121
Accounts receivable - customers, less allowance for uncollectible accounts of $52 and $43 in 2008 and 2007, respectively	843	832
Other receivables, less allowance for uncollectible accounts of $4 and $3 in 2008 and 2007, respectively	200	159
Accounts receivable from affiliated companies	80	96
Fuel oil, at average cost	58	44
Gas in storage, at average cost	295	170
Materials and supplies, at average cost	137	138
Prepayments	775	81
Fair value of derivative assets	75	66
Recoverable energy costs	83	190
Deferred derivative losses	115	44
Other current assets	4	5
TOTAL CURRENT ASSETS	2,704	1,946
INVESTMENTS	108	111
DEFERRED CHARGES, REGULATORY ASSETS AND NONCURRENT ASSETS
Regulatory assets	4,064	4,103
Other deferred charges and noncurrent assets	341	339
TOTAL DEFERRED CHARGES, REGULATORY ASSETS AND NONCURRENT ASSETS	4,405	4,442
TOTAL ASSETS	$26,326	$24,504

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

	September 30, 2008	December 31, 2007
	(Millions of Dollars)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION
Common shareholder’s equity (See Statement of Common Shareholder’s Equity)	$8,991	$8,086
Preferred stock	213	213
Long-term debt	8,096	7,172
TOTAL CAPITALIZATION	17,300	15,471
NONCURRENT LIABILITIES
Obligations under capital leases	18	22
Provision for injuries and damages	163	154
Pensions and retiree benefits	597	638
Superfund and other environmental costs	219	271
Uncertain income taxes	131	142
Asset retirement obligations	123	110
Fair value of derivative liabilities	11	4
Other noncurrent liabilities	70	77
TOTAL NONCURRENT LIABILITIES	1,332	1,418
CURRENT LIABILITIES
Long-term debt due within one year	275	280
Notes payable	381	555
Accounts payable	843	899
Accounts payable to affiliated companies	20	19
Customer deposits	247	234
Accrued taxes	33	21
Accrued taxes to affiliated companies	21	9
Accrued interest	147	134
Accrued wages	78	74
Fair value of derivative liabilities	58	20
Deferred derivative gains	26	5
Deferred income taxes—recoverable energy costs	34	77
Other current liabilities	273	276
TOTAL CURRENT LIABILITIES	2,436	2,603
DEFERRED CREDITS AND REGULATORY LIABILITIES
Deferred income taxes and investment tax credits	4,579	4,018
Regulatory liabilities	646	976
Other deferred credits	33	18
TOTAL DEFERRED CREDITS AND REGULATORY LIABILITIES	5,258	5,012
TOTAL CAPITALIZATION AND LIABILITIES	$26,326	$24,504

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

CONSOLIDATED INCOME STATEMENT

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
	(Millions of Dollars)
OPERATING REVENUES
Electric	$2,670	$2,272	$6,162	$5,646
Gas	242	204	1,366	1,316
Steam	111	102	529	525
TOTAL OPERATING REVENUES	3,023	2,578	8,057	7,487
OPERATING EXPENSES
Purchased power	1,195	922	2,620	2,291
Fuel	178	125	501	460
Gas purchased for resale	110	88	752	738
Other operations and maintenance	508	463	1,458	1,326
Depreciation and amortization	172	150	497	442
Taxes, other than income taxes	341	326	986	941
Income taxes	145	108	298	305
TOTAL OPERATING EXPENSES	2,649	2,182	7,112	6,503
OPERATING INCOME	374	396	945	984
OTHER INCOME (DEDUCTIONS)
Investment and other income	4	6	18	30
Allowance for equity funds used during construction	2	2	5	6
Other deductions	(3)	(3)	(10)	(10)
Income taxes	—	1	(2)	1
TOTAL OTHER INCOME (DEDUCTIONS)	3	6	11	27
INTEREST EXPENSE
Interest on long-term debt	120	108	347	317
Other interest	6	9	16	32
Allowance for borrowed funds used during construction	(2)	(2)	(6)	(6)
NET INTEREST EXPENSE	124	115	357	343
NET INCOME	253	287	599	668
PREFERRED STOCK DIVIDEND REQUIREMENTS	3	3	9	9
NET INCOME FOR COMMON STOCK	$250	$284	$590	$659

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
	(Millions of Dollars)
NET INCOME	$253	$287	$599	$668
OTHER COMPREHENSIVE INCOME, NET OF TAXES	—	—	—	—
COMPREHENSIVE INCOME	$253	$287	$599	$668

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

CONSOLIDATED STATEMENT OF COMMON SHAREHOLDER’S EQUITY

(UNAUDITED)

	Common Stock		Additional Paid- In Capital	Retained Earnings	Repurchased Con Edison Stock	Capital Stock Expense	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
	(Millions of Dollars/Except Share Data)
BALANCE AS OF DECEMBER 31, 2006	235,488,094	$589	$2,252	$5,320	$(962)	$(58)	$(9)	$7,132

Net income				239				239
Common stock dividend to parent				(131)				(131)
Cumulative preferred dividends				(3)				(3)
BALANCE AS OF MARCH 31, 2007	235,488,094	$589	$2,252	$5,425	$(962)	$(58)	$(9)	$7,237

Net income				142				142
Common stock dividend to parent				(131)				(131)
Capital contribution by parent			518			(2)		516
Cumulative preferred dividends				(3)				(3)
BALANCE AS OF JUNE 30, 2007	235,488,094	$589	$2,770	$5,433	$(962)	$(60)	$(9)	$7,761

Net income				287				287
Common stock dividend to parent				(142)				(142)
Capital contribution by parent			15					15
Cumulative preferred dividends				(3)				(3)
BALANCE AS OF SEPTEMBER 30, 2007	235,488,094	$589	$2,785	$5,575	$(962)	$(60)	$(9)	$7,918

BALANCE AS OF DECEMBER 31, 2007	235,488,094	$589	$2,912	$5,616	$(962)	$(60)	$(9)	$8,086
Net income				222				222
Common stock dividend to parent				(139)				(139)
Capital contribution by parent			23					23
Cumulative preferred dividends				(3)				(3)
BALANCE AS OF MARCH 31, 2008	235,488,094	$589	$2,935	$5,696	$(962)	$(60)	$(9)	$8,189

Net income				124				124
Common stock dividend to parent				(145)				(145)
Capital contribution by parent			26					26
Cumulative preferred dividends				(3)				(3)
BALANCE AS OF JUNE 30, 2008	235,488,094	$589	$2,961	$5,672	$(962)	$(60)	$(9)	$8,191

Net income				253				253
Common stock dividend to parent				(152)				(152)
Capital contribution by parent			702					702
Cumulative preferred dividends				(3)				(3)
BALANCE AS OF SEPTEMBER 30, 2008	235,488,094	$589	$3,663	$5,770	$(962)	$(60)	$(9)	$8,991

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2008	2007
	(Millions of Dollars)
OPERATING ACTIVITIES
Net income	$599	$668
PRINCIPAL NON-CASH CHARGES/(CREDITS) TO INCOME
Depreciation and amortization	497	442
Deferred income taxes	385	270
Rate case amortization and accruals	(135)	(236)
Net transmission and distribution reconciliation	(48)	(138)
Common equity component of allowance for funds used during construction	(5)	(6)
Prepaid pension costs (net of capitalized amounts)	—	77
Other non-cash items (net)	36	(50)
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable—customers, less allowance for uncollectibles	(11)	(49)
Materials and supplies, including fuel oil and gas in storage	(138)	(20)
Other receivables and other current assets	(228)	177
Prepayments	(694)	(204)
Recoverable energy costs	201	71
Accounts payable	(55)	(28)
Pensions and retiree benefits	(53)	(124)
Accrued taxes	161	(39)
Accrued interest	13	7
Deferred charges, noncurrent assets and other regulatory assets	(191)	(288)
Deferred credits and other regulatory liabilities	181	188
Other assets	—	(1)
Other liabilities	(28)	48
NET CASH FLOWS FROM OPERATING ACTIVITIES	487	765
INVESTING ACTIVITIES
Utility construction expenditures (excluding capitalized support costs of $- and $(47) in 2008 and 2007, respectively)	(1,532)	(1,297)
Cost of removal less salvage	(139)	(123)
Common equity component of allowance for funds used during construction	5	6
Proceeds from loan to affiliate	55	—
Proceeds from sale of properties	—	30
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(1,611)	(1,384)
FINANCING ACTIVITIES
Net payments of short-term debt	(174)	—
Retirement of long-term debt	(280)	—
Issuance of long-term debt	1,200	525
Debt issuance costs	(10)	(5)
Capital contribution by parent	751	531
Dividend to parent	(436)	(404)
Preferred stock dividends	(9)	(9)
NET CASH FLOWS FROM FINANCING ACTIVITIES	1,042	638
CASH AND TEMPORARY CASH INVESTMENTS:
NET CHANGE FOR THE PERIOD	(82)	19
BALANCE AT BEGINNING OF PERIOD	121	47
BALANCE AT END OF PERIOD	$39	$66
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$333	$304
Income taxes	$(82)	$102

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

The separate interim consolidated financial statements of each of the Companies are unaudited but, in the opinion of their respective managements, reflect all adjustments (which include only normally recurring adjustments) necessary for a fair presentation of the results for the interim periods presented. The Companies’ separate interim consolidated financial statements should be read together with their separate audited financial statements (including the combined notes thereto) included in Item 8 of their combined Annual Report on Form 10-K for the year ended December 31, 2007 (the Form 10-K) and their separate unaudited financial statements (including the combined notes thereto) included in Part I, Item 1 of their combined Quarterly Report on Form 10-Q for the quarterly periods ended March 31, 2008 (the First Quarter Form 10-Q) and June 30, 2008 (the Second Quarter Form 10-Q). Information in the notes to the consolidated financial statements in the Form 10-K, the First Quarter Form 10-Q and the Second Quarter Form 10-Q referred to in these notes is incorporated by reference herein. The use of terms such as “see” or “refer to” shall be deemed to incorporate by reference into these notes the information to which reference is made. Certain prior period amounts have been reclassified to conform to the current period presentation. Results for interim periods are not necessarily indicative of results for the entire fiscal year.

Con Edison has two regulated utility subsidiaries: Con Edison of New York and O&R. Con Edison of New York provides electric service and gas service in New York City and Westchester County. The company also provides steam service in parts of Manhattan. O&R, along with its regulated utility subsidiaries, provides electric service in southeastern New York and adjacent areas of northern New Jersey and eastern Pennsylvania and gas service in southeastern New York and adjacent areas of eastern

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Pennsylvania. Con Edison has the following competitive energy businesses: Consolidated Edison Solutions, Inc. (Con Edison Solutions), a retail energy services company that sells electricity and also offers energy-related services; Consolidated Edison Energy, Inc. (Con Edison Energy), a wholesale energy supply company; and Consolidated Edison Development, Inc. (Con Edison Development), a company that participates in infrastructure projects. During the second quarter of 2008, Con Edison Development and its subsidiary, CED/SCS Newington, LLC, completed the sale of their ownership interests in power generating projects with an aggregate capacity of approximately 1,706 megawatts. See Note N.

Note A - Earnings Per Common Share

Reference is made to “Earnings Per Common Share” in Note A to the financial statements included in Item 8 of the Form 10-K. For the three and nine months ended September 30, 2008 and 2007, Con Edison’s basic and diluted EPS are calculated as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Millions of Dollars, except per share amounts/Shares in Millions)	2008	2007	2008	2007
Income from continuing operations	$182	$310	$762	$719
Income from discontinued operations, net of tax	—	2	274	3
Net income	$182	$312	$1,036	$722
Weighted average common shares outstanding – Basic	273.2	271.0	272.7	264.6
Add: Incremental shares attributable to effect of potentially dilutive securities	0.6	1.0	0.6	1.2
Adjusted weighted average common shares outstanding – Diluted	273.8	272.0	273.3	265.8
EARNINGS PER COMMON SHARE – BASIC
Continuing operations	$0.66	$1.14	$2.79	$2.72
Discontinued operations	—	0.01	1.01	0.01
Net income	$0.66	$1.15	$3.80	$2.73
EARNINGS PER COMMON SHARE – DILUTED
Continuing operations	$0.66	$1.14	$2.79	$2.71
Discontinued operations	—	0.01	1.00	0.01
Net income	$0.66	$1.15	$3.79	$2.72

Note B - Regulatory Matters

Reference is made to “Accounting Policies” in Note A and “Rate Agreements” in Note B to the financial statements included in Item 8 of the Form 10-K and Note B to the financial statements in Part I, Item 1 of the First and Second Quarter Forms 10-Q.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Rate Agreements

Con Edison of New York - Electric

In May 2008, Con Edison of New York filed a proposal with the New York State Public Service Commission (PSC) for a three-year electric rate plan with level annual rate increases of $556.7 million effective April 2009, 2010 and 2011. The filing reflects a return on common equity of 10.0 percent and a common equity ratio of 48.0 percent. The company is requesting that expenses for pension and other post-retirement benefits, property taxes, municipal infrastructure support and environmental site investigation and remediation be reconciled to amounts reflected in rates and that increases, if any, in certain expenses above a four percent annual inflation rate be deferred as a regulatory asset if its annual return on common equity is less than the authorized return.

The filing reflects efforts by Con Edison of New York to mitigate the impact on its customers of rate increases, including its proposed targeted energy efficiency programs and its proposal to begin to accrue revenues in the month electric service is provided instead of when it bills customers for the service.

The filing also includes an alternative proposal for an electric rate increase of $654 million, effective April 2009, to recover increased property taxes ($200 million); additional operating costs and new and/or expanded operating programs ($165 million); carrying charges on additional infrastructure investments ($230 million); and an increased return on equity as compared to the return on equity reflected in current electric rates ($115 million). In September 2008, the company submitted to the PSC an update to the filing, primarily reflecting additional property taxes and pension expenses, as a result of which the company’s proposed April 2009 rate increase is $819 million. In October 2008, the PSC staff submitted testimony supporting a rate increase of $346 million.

The filing reflects continuation of the revenue decoupling mechanism that eliminates the direct relationship between the company’s level of delivery revenues and profits. It also reflects continuation of the provisions pursuant to which the company recovers its purchased power and fuel costs from customers.

Con Edison of New York - Steam

In September 2008, the PSC approved the June 2008 Joint Proposal among the company, the PSC staff and other parties with respect to the rates the company can charge its customers for steam service. The Joint Proposal covers the period from October 1, 2008 through September 30, 2010. The Joint Proposal provides for steam rate increases of $43.7 million effective October 1, 2008 and 2009.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

The Joint Proposal reflects the following major items:

•	an annual return on common equity of 9.3 percent;

•

any actual earnings above a 10.1 percent return on equity (based on actual average common equity ratio, subject to a 50 percent maximum) are to be shared as follows: half will be deferred for the benefit of customers and the other half is to be retained by the company (with half of the company’s share subject to offset to reduce any regulatory assets for under-collections of property taxes);

•

deferral as a regulatory asset or regulatory liability, as the case may be, of the difference between (i) actual costs for pension and other post-retirement benefits, environmental remediation, property taxes, certain tax-exempt debt, municipal infrastructure support and certain other costs and (ii) amounts for those costs reflected in rates (90 percent of the difference in the case of property taxes and interference costs);

•

deferral as a regulatory liability of the revenue requirement impact (i.e., return on investment, depreciation and income taxes) of the amount, if any, by which the actual capital expenditures related to steam production plant are less than amounts reflected in rates;

•

potential negative earnings adjustments (revenue reductions) of approximately $0.95 million to $1 million annually if certain business development, customer service and safety performance targets are not met;

•

amortization of certain regulatory assets and liabilities, the net effect of which will be a non-cash increase in steam revenues of $20.3 million over the two-year period covered by the Joint Proposal; and

•	continuation of the rate provisions pursuant to which the company recovers its fuel and purchased steam costs from customers.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Regulatory Assets and Liabilities

Regulatory assets and liabilities at September 30, 2008 and December 31, 2007 were comprised of the following items:

	Con Edison		Con Edison of New York
(Millions of Dollars)	2008	2007	2008	2007
Regulatory assets
Unrecognized pension and other postretirement costs	$2,035	$2,106	$1,903	$1,956
Future federal income tax	1,237	1,112	1,180	1,057
Environmental remediation costs	387	378	323	312
World Trade Center restoration costs	145	154	145	154
Pension and other postretirement benefits deferrals	99	152	44	96
Revenue taxes	83	77	82	75
O&R transition bond charges	60	63	—	—
Unbilled gas revenue	44	44	44	44
Workers’ compensation	38	41	38	41
Gas rate plan deferral	31	7	31	7
Net electric deferrals	27	—	27	—
Electric property tax reconciliation	23	—	23	—
Deferred derivative losses – long-term	18	5	17	4
Other retirement program costs	14	16	14	16
Recoverable energy costs	10	50	10	50
Asbestos-related costs	10	10	10	10
Net T&D reconciliation	—	142	—	142
Electric rate increase accrual	—	14	—	14
Other	217	140	173	125
Regulatory assets	4,478	4,511	4,064	4,103
Deferred derivative losses – current	118	45	115	44
Recoverable energy costs – current	88	213	83	190
Total Regulatory Assets	$4,684	$4,769	$4,262	$4,337
Regulatory liabilities
Allowance for cost of removal less salvage	$383	$422	$318	$362
Refundable energy costs	94	29	54	—
Net electric deferrals	38	33	38	33
Gain on sale of First Avenue properties	36	124	36	124
Gas interruptible sales credits	16	10	16	10
Deferred derivative gains – long-term	14	21	4	8
Gas excess earnings	9	10	9	10
EPA SO2 allowance proceeds – electric and steam	6	18	6	18
Property tax reconciliation	5	41	5	41
Prior year deferred tax amortization	2	51	2	51
NYS tax law changes	1	42	—	41
Interest on federal income tax refund	—	41	—	41
Transmission congestion contracts	—	40	—	40
Net steam deferrals	—	21	—	21
2004 electric, gas and steam one-time rate agreement charges	—	16	—	16
Gain on sale of W. 24th St. property	—	10	—	10
Other	174	168	158	150
Regulatory liabilities	778	1,097	646	976
Deferred derivative gains – current	33	10	26	5
Total Regulatory Liabilities	$811	$1,107	$672	$981

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Power Outage Proceedings

In July 2008, the PSC approved a Joint Proposal among Con Edison of New York, the PSC staff and other parties with respect to the July 2006 Queens outage. The PSC order provides that (i) the company will make available $17 million for the benefit of the communities affected by the outage, including customer bill credits, and will not recover from customers $40 million of capital costs incurred to replace and repair electric delivery facilities and $6 million of related carrying charges; and (ii) the company will be released from all prudence-related claims that were or could have been asserted in any PSC proceeding relating to the outage other than with respect to any damage to the Long Island City network, or incremental costs, that are neither known nor reasonably foreseeable.

In June 2008, the PSC concluded that Con Edison of New York is not liable for food spoilage claims in connection with the September 2006 outage in Westchester resulting from Tropical Storm Ernesto.

Note C - Long-term Debt

Reference is made to Note C to the financial statements in Item 8 of the Form 10-K and Note C to the financial statements in Part I, Item 1 of the First and Second Quarter Forms 10-Q.

At September 30, 2008, $5 million of the $126 million of Con Edison of New York’s Series 2005A weekly-rate, tax-exempt debt (Series 2005A Debt), $49 million of the $55 million of O&R’s weekly-rate, tax-exempt debt that is insured by Financial Guaranty Insurance Company (Series 1994A Debt), and $4 million of the $44 million of such debt insured by Ambac Assurance Company (Series 1995A Debt), had been tendered by bondholders and purchased with funds drawn under letters of credit maintained as liquidity facilities for the tax-exempt debt. Con Edison of New York’s obligation to reimburse the bank for funds used to purchase the Series 2005A Debt that was tendered is included as long-term debt in the Companies’ consolidated balance sheets. O&R reimbursed the bank for the funds used to purchase its tendered bonds, together with interest thereon.

From October 1, 2008 through October 23, 2008, an additional $35 million of Series 2005A Debt and $21 million of Series 1995A Debt was tendered by bondholders and purchased with funds drawn under letters of credit maintained as liquidity facilities for the tax-exempt debt.

In August 2008, O&R issued $50 million of 6.15 percent, 10-year debentures. The net proceeds received from the issuance were used for general corporate purposes, including repayment of short-term debt.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note D - Short-Term Borrowing and Credit Agreements

Reference is made to Note D to the financial statements in Item 8 of the Form 10-K and Note D to the financial statements in Part I, Item 1 of the First and Second Quarter Forms 10-Q.

At September 30, 2008, Con Edison had $602 million of commercial paper outstanding, $381 million of which was outstanding under Con Edison of New York’s program. The weighted average interest rate at September 30, 2008 was 6.0 percent and 5.8 percent for Con Edison and Con Edison of New York, respectively. At September 30, 2007, Con Edison had $350 million of commercial paper outstanding, none of which was outstanding under Con Edison of New York’s program. The weighted average interest rate at September 30, 2007 was 5.2 percent for Con Edison. Under the Companies’ credit agreement, which provides for a current maximum of $2.25 billion of credit (with the full amount available to Con Edison of New York and $1 billion available to Con Edison), Lehman Brothers Bank, FSB has a $100 million commitment. At September 30, 2008 and 2007, no loans were outstanding under the Companies’ credit agreements and $68 million and $79 million of letters of credit were outstanding, respectively.

Note E - Pension Benefits

Reference is made to Note E to the financial statements in Item 8 of the Form 10-K and Note E to the financial statements in Part I, Item 1 of the First and Second Quarter Forms 10-Q.

Net Periodic Benefit Cost

The components of the Companies’ net periodic benefit costs for the three and nine months ended September 30, 2008 and 2007 were as follows:

	For the Three Months Ended September 30,
	Con Edison		Con Edison of New York
(Millions of Dollars)	2008	2007	2008	2007
Service cost – including administrative expenses	$35	$32	$33	$30
Interest cost on projected benefit obligation	128	122	123	114
Expected return on plan assets	(172)	(161)	(169)	(154)
Amortization of net actuarial loss	48	40	44	35
Amortization of prior service costs	2	3	1	2
NET PERIODIC BENEFIT COST	$41	$36	$32	$27
Amortization of regulatory asset*	1	1	1	1
TOTAL PERIODIC BENEFIT COST	$42	$37	$33	$28
Cost capitalized	(15)	(14)	(13)	(12)
Cost deferred	(8)	(26)	(7)	(24)
Cost charged/(credited) to operating expenses	$19	$(3)	$13	$(8)
*	Relates to increases in Con Edison of New York’s pension obligations of $33 million from a 1993 special retirement program and $45 million from a 1999 special retirement program.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

	For the Nine Months Ended September 30,
	Con Edison		Con Edison of New York
(Millions of Dollars)	2008	2007	2008	2007
Service cost – including administrative expenses	$104	$98	$97	$91
Interest cost on projected benefit obligation	386	368	364	344
Expected return on plan assets	(518)	(484)	(499)	(463)
Amortization of net actuarial loss	144	120	129	104
Amortization of prior service costs	6	8	5	7
NET PERIODIC BENEFIT COST	$122	$110	$96	$83
Amortization of regulatory asset*	3	3	3	3
TOTAL PERIODIC BENEFIT COST	$125	$113	$99	$86
Cost capitalized	(43)	(37)	(36)	(30)
Cost deferred	(33)	(75)	(35)	(69)
Cost charged/(credited) to operating expenses	$49	$1	$28	$(13)
*	Relates to increases in Con Edison of New York’s pension obligations of $33 million from a 1993 special retirement program and $45 million from a 1999 special retirement program.

Expected Contributions

The estimated fair value of the Companies’ pension plan assets at October 31, 2008 was approximately 25 percent less than at December 31, 2007, reflecting the ongoing global financial turmoil. Any change from amounts reflected in rates for the Utilities’ accounting costs recognized under SFAS No. 87, “Employers’ Accounting for Pensions,” including changes resulting from the decline in the fair value of assets, are deferred pursuant to the New York Utilities’ current rate plans. See Note E to the financial statements in Item 8 of the Form 10-K. In September 2008, the Companies contributed $147 million to the pension plan (of which, $114 million was contributed by Con Edison of New York). The Companies do not expect to make any additional contributions to the pension plan in 2008. Absent a substantial increase in the fair value of the plan’s assets, the Companies expect that, under current funding regulations, tax laws and PSC policies, the Companies’ contributions in future years to the pension plan may materially exceed the amounts contributed in 2008.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note F - Other Postretirement Benefits

Reference is made to Note F to the financial statements in Item 8 of the Form 10-K and Note F to the financial statements in Part I, Item 1 of the First and Second Quarter Forms 10-Q.

Net Periodic Benefit Cost

The components of the Companies’ net periodic postretirement benefit costs for the three and nine months ended September 30, 2008 and 2007 were as follows:

	For the Three Months Ended September 30,
	Con Edison		Con Edison of New York
(Millions of Dollars)	2008	2007	2008	2007
Service cost	$5	$4	$3	$4
Interest cost on accumulated other postretirement benefit obligation	24	24	21	21
Expected return on plan assets	(22)	(21)	(18)	(19)
Amortization of net actuarial loss	17	17	15	15
Amortization of prior service cost	(3)	(4)	(4)	(4)
Amortization of transition obligation	1	1	1	1
NET PERIODIC POSTRETIREMENT BENEFIT COST	$22	$21	$18	$18
Cost capitalized	(8)	(7)	(7)	(6)
Cost deferred	—	(7)	(1)	(7)
Cost charged to operating expenses	$14	$7	$10	$5

	For the Nine Months Ended September 30,
	Con Edison		Con Edison of New York
(Millions of Dollars)	2008	2007	2008	2007
Service cost	$15	$13	$11	$11
Interest cost on accumulated other postretirement benefit obligation	71	70	63	62
Expected return on plan assets	(65)	(61)	(57)	(56)
Amortization of net actuarial loss	51	50	44	44
Amortization of prior service cost	(9)	(11)	(11)	(11)
Amortization of transition obligation	3	3	3	3
NET PERIODIC POSTRETIREMENT BENEFIT COST	$66	$64	$53	$53
Cost capitalized	(23)	(22)	(19)	(18)
Cost deferred	(11)	(27)	(10)	(25)
Cost charged to operating expenses	$32	$15	$24	$10

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note G - Environmental Matters

Superfund Sites

Hazardous substances, such as asbestos, polychlorinated biphenyls (PCBs) and coal tar, have been used or generated in the course of operations of the Utilities and their predecessors and are present at sites and in facilities and equipment they currently or previously owned, including sites at which gas was manufactured or stored.

The Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 and similar state statutes (Superfund) impose joint and several liability, regardless of fault, upon generators of hazardous substances for investigation and remediation costs (which include costs of demolition, removal, disposal, storage, replacement, containment, and monitoring) and environmental damages. Liability under these laws can be material and may be imposed for contamination from past acts, even though such past acts may have been lawful at the time they occurred. The sites at which the Utilities have been asserted to have liability under these laws, including their manufactured gas plant sites and any neighboring areas to which contamination may have migrated, are referred to herein as “Superfund Sites.”

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

The accrued liabilities and regulatory assets related to Superfund Sites at September 30, 2008 and December 31, 2007 were as follows:

	Con Edison		Con Edison of New York
(Millions of Dollars)	2008	2007	2008	2007
Accrued Liabilities:
Manufactured gas plant sites	$227	$267	$172	$212
Other Superfund Sites	47	60	47	59
Total	$274	$327	$219	$271
Regulatory assets	$387	$378	$323	$312

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

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

Environmental remediation payments and insurance recoveries received related to Superfund Sites for the three and nine months ended September 30, 2008 and 2007 were as follows:

	For the Three Months Ended September 30,
	Con Edison		Con Edison of New York
(Millions of Dollars)	2008	2007	2008	2007
Remediation payments	$24	$16	$24	$13
Insurance recoveries received	—	—	—	—

	For the Nine Months Ended September 30,
	Con Edison		Con Edison of New York
(Millions of Dollars)	2008	2007	2008	2007
Remediation payments	$77	$33	$76	$29
Insurance recoveries received	—	1	—	1

In 2006, Con Edison of New York estimated that for its manufactured gas plant sites, its aggregate undiscounted potential liability for the investigation and remediation of coal tar and/or other manufactured gas plant-related environmental contaminants could range up to $1.1 billion. In 2007, O&R estimated that for its manufactured gas plant sites, each of which has been investigated, the aggregate undiscounted potential liability for the remediation of such contaminants could range up to $115 million. These estimates were based on the assumption that there is contamination at the sites that have not yet been investigated and additional assumptions about these and the other sites regarding the extent of contamination and the type and extent of remediation that may be required. Actual experience may be materially different.

Asbestos Proceedings

Suits have been brought in New York State and federal courts against the Utilities and many other defendants, wherein a large number of plaintiffs sought large amounts of compensatory and punitive damages for deaths and injuries allegedly caused by exposure to asbestos at various premises of the Utilities. The suits that have been resolved, which are many, have been resolved without any payment by the Utilities, or for amounts that were not, in the aggregate, material to them. The amounts

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

specified in all the remaining thousands of suits total billions of dollars; however, the Utilities believe that these amounts are greatly exaggerated, based on the disposition of previous claims. In 2006, Con Edison of New York estimated that its aggregate undiscounted potential liability for these suits and additional suits that may be brought over the next 15 years is $10 million. The estimate was based upon a combination of modeling, historical data analysis and risk factor assessment. Actual experience may be materially different. In addition, certain current and former employees have claimed or are claiming workers’ compensation benefits based on alleged disability from exposure to asbestos. Under its current rate agreements, Con Edison of New York is permitted to defer as regulatory assets (for subsequent recovery through rates) costs incurred for its asbestos lawsuits and workers’ compensation claims. The accrued liability for asbestos suits and workers’ compensation proceedings (including those related to asbestos exposure) and the amounts deferred as regulatory assets for the Companies at September 30, 2008 and December 31, 2007 were as follows:

	Con Edison		Con Edison of New York
(Millions of Dollars)	2008	2007	2008	2007
Accrued liability – asbestos suits	$10	$10	$10	$10
Regulatory assets – asbestos suits	$10	$10	$10	$10
Accrued liability – workers’ compensation	$114	$116	$109	$111
Regulatory assets – workers’ compensation	$38	$41	$38	$41

Note H - Other Material Contingencies

Manhattan Steam Main Rupture

In July 2007, a Con Edison of New York steam main located in midtown Manhattan ruptured. It has been reported that one person died and others were injured as a result of the incident. Several buildings in the area were damaged. Debris from the incident included dirt and mud containing asbestos. The response to the incident required the closing of several buildings and streets for various periods. As of September 30, 2008, with respect to the incident, the company incurred estimated operating costs of $35 million for property damage, clean up and other response costs, recorded $21 million in actual and expected insurance recoveries and invested $12 million in capital, retirement and other costs. Over 70 suits are pending against the company seeking generally unspecified compensatory and, in some cases, punitive damages, for personal injury, property damage and business interruption. The company has notified its insurers of the incident and believes that the policies currently in force will cover most of the company’s costs, which the company is unable to estimate, but which could be substantial, to satisfy its liability to others in connection with the incident.

In August 2008, Con Edison of New York entered into a Joint Proposal with the PSC staff and the New York State Consumer Protection Board with respect to the PSC’s ongoing proceeding relating to

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

the steam main rupture. (See “Regulatory Matters – Con Edison of New York – Steam” in Note B to the financial statements in Item 8 of the Form 10-K.) Pursuant to the Joint Proposal, which is subject to PSC approval, among other things, the company (i) will not recover from customers the operating, capital and retirement costs it incurred as a result of the steam main rupture; (ii) will, in general, effectively be limited in its recovery from customers of premiums for its excess liability insurance policies for each of the policy years beginning April 2008 through April 2011 to amounts designed to prevent recovery of any premium increase resulting from the steam main rupture; and (iii) will be released from all prudence-related claims that were or could have been asserted in any PSC proceeding relating to the steam main rupture other than with respect to any damage to company facilities, or incremental costs, that are neither known nor reasonably foreseeable. In August 2008, the company entered into a second agreement with the PSC staff, subject to the approval by the PSC of the Joint Proposal, pursuant to which in lieu of a penalty action for violations, if any, of the Public Service Law or the PSC’s regulations or orders as a result of the steam main rupture, the company accrued a $4 million regulatory liability to be used for future steam customer benefit.

Lease In/Lease Out Transactions

In each of 1997 and 1999, Con Edison Development entered into a transaction in which it leased property and then immediately subleased it back to the lessor (termed “Lease In/Lease Out,” or LILO transaction). The transactions respectively involve electric generating and gas distribution facilities in the Netherlands, with a total investment of $259 million. The transactions were financed with $93 million of equity and $166 million of non-recourse, long-term debt secured by the underlying assets. In accordance with Statement of Financial Accounting Standards (SFAS) No. 13, “Accounting for Leases,” Con Edison is accounting for the two LILO transactions as leveraged leases. Accordingly, the company’s investment in these leases, net of non-recourse debt, is carried as a single amount in Con Edison’s consolidated balance sheet and income is recognized pursuant to a method that incorporates a level rate of return for those years when net investment in the lease is positive, based upon the after-tax cash flows projected at the inception of the leveraged leases. The company’s investment in these leveraged leases was immaterial at September 30, 2008 and $9 million at December 31, 2007 and is comprised of a $235 million gross investment less $239 million of deferred tax liabilities at September 30, 2008 and $235 million gross investment less $226 million of deferred tax liabilities at December 31, 2007.

On audit of Con Edison’s tax return for 1997, the Internal Revenue Service (IRS) disallowed the tax losses in connection with the 1997 LILO transaction. In December 2005, Con Edison paid a $0.3 million income tax deficiency asserted by the IRS for the tax year 1997 with respect to the 1997 LILO transaction. In April 2006, the company paid interest of $0.2 million associated with the deficiency and

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

commenced an action in the United States Court of Federal Claims, entitled Consolidated Edison Company of New York, Inc. v. United States, to obtain a refund of this tax payment and interest. A trial was completed in November 2007, post trial briefs have been filed and oral argument took place on August 13, 2008. A decision is possible later this year.

Two cases involving LILO and sale in/lease out transactions have been decided in other courts, each of which was decided in favor of the government and one of which has been affirmed on appeal. See, BB&T Corp. v. United States, 523 F.3d 461 (4th Cir. 2008), and AWG Leasing Trust v. United States, 1:07-CV-857 (N.D. Ohio May 28, 2008). The court before which Con Edison stands, the Court of Federal Claims, has not previously rendered a decision with respect to such transactions and is not bound by these cases. Con Edison believes its tax deductions are proper and that its transaction is distinguishable on a number of grounds. For example, the two cases recently decided involved investments by banks in industrial assets, Swedish wood pulp mill equipment and a German waste-to-energy disposal facility respectively. In contrast, the facts surrounding Con Edison’s investment are quite different. Its investment was made in the context of the deregulation of the electric energy industry in New York. It involved an acquisition by Con Edison Development of a leasehold interest in an electric generating power plant in the Netherlands. The asset is consistent with Con Edison Development’s plan at the time to invest in a variety of international infrastructure projects. Moreover, in both BB&T and AWG the United States, as defendant, successfully argued that the counterparties in those cases were certain to exercise their early purchase options and, therefore, that those transactions did not qualify as leases. In contrast, Con Edison produced evidence that it is unclear whether the counterparty will exercise its early purchase option.

In a third LILO case, a jury verdict was rendered, partially favorable to the taxpayer and partially favorable to the government. See, Fifth Third Bancorp & Subsidiaries v. United States, 1:05-CV-350 (S.D. Ohio April 18, 2008). Post-verdict motions are pending in that case and a decision has not been rendered.

The IRS has completed the pre-filing Compliance Assurance Process for the 2007 tax year and the company and the IRS did not reach agreement on the treatment of the LILO transactions within the 2007 tax return, a net tax deduction of $41 million. In connection with its audit of Con Edison’s federal income tax return for the tax year 2006, the IRS disallowed $43 million of net tax deductions taken with respect to both of the LILO transactions for the tax year. Con Edison filed an appeal of this audit level disallowance with the Appeals Office of the IRS, where consideration of this matter is pending. In connection with its audit of Con Edison’s federal income tax returns for the tax years 1998 through 2005, the IRS indicated that it intends to disallow $332 million of net tax deductions taken

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

with respect to both of the LILO transactions for the tax years. If and when these audit level disallowances become appealable, Con Edison intends to file appeals of the disallowances with the Appeals Office of the IRS.

Con Edison believes that its LILO transactions have been correctly reported, and has not recorded any reserve with respect to the disallowance of tax losses, or related interest, in connection with its LILO transactions. Con Edison’s estimated tax savings, reflected in its financial statements, from the two LILO transactions through September 30, 2008, in the aggregate, was $184 million. If Con Edison were required to repay all or a portion of these amounts, it would also be required to pay interest of up to $74 million at September 30, 2008.

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. FASB Statement (FAS) 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction,” which became effective for fiscal years beginning after December 15, 2006. This FSP requires the expected timing of income tax cash flows generated by Con Edison’s LILO transactions to be reviewed at least annually. If the expected timing of the cash flows is revised, the rate of return and the allocation of income would be recalculated from the inception of the LILO transactions, and the company would be required to recalculate the accounting effect of the LILO transactions, which would result in a charge to earnings that could have a material adverse effect on the company’s results of operations.

Uncertain Tax Positions

Reference is made to “Uncertain Tax Positions” in Note L to the financial statements included in Item 8 of the Form 10-K.

In July 2008, the IRS entered into a closing agreement with Con Edison covering the Companies’ use of the “simplified service cost method” (SSCM) to determine the extent to which construction-related costs could be deducted in 2002 through 2004. The closing agreement does not cover 2005, the last year for which SSCM is an uncertain tax position. The Companies do not expect the required repayment, with interest, to the IRS of their SSCM tax benefits for 2002 through 2005 to exceed the $160 million ($147 million of which is attributable to Con Edison of New York) the Companies paid to the IRS in June 2007 as a deposit for the repayment.

Other Contingencies

See “Power Outage Proceedings” in Note B.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Guarantees

Con Edison and its subsidiaries enter into various agreements providing financial or performance assurance primarily to third parties on behalf of their subsidiaries. In addition, a Con Edison Development subsidiary has issued a guarantee on behalf of an entity in which it has an equity interest. At September 30, 2008 and December 31, 2007, the maximum amounts guaranteed by Con Edison totaled $1.4 billion in both periods.

A summary, by type and term, of Con Edison’s total guarantees at September 30, 2008 is as follows:

Guarantee Type	0 –3 years	4 –10 years	> 10 years	Total
	(Millions of Dollars)
Commodity transactions	$857	$45	$230	$1,132
Affordable housing program	—	15	—	15
Intra-company guarantees	39	—	1	40
Other guarantees	218	34	—	252
TOTAL	$1,114	$94	$231	$1,439

For a description of guarantee types, see Note H to the financial statements in Item 8 of the Form 10-K.

Note I - Stock-Based Compensation

For a description of stock-based compensation, including stock options, restricted stock units (RSUs) and stock purchase plan, reference is made to Note M to the financial statements in Item 8 of the Form 10-K.

In accordance with SFAS No. 123(R), “Share-Based Payment,” the Companies have recognized the cost of stock-based compensation as an expense using a fair value measurement method. The following table summarizes stock-based compensation expense recognized by the Companies in the three and nine months ended September 30, 2008 and 2007:

	For the Three Months Ended September 30,
	Con Edison		Con Edison of New York
(Millions of Dollars)	2008	2007	2008	2007
Stock options	$—	$1	$—	$1
Restricted stock units	1	—	—	—
Performance-based restricted stock	7	1	6	1
Non-officer director deferred stock compensation	1	—	1	—
Total	$9	$2	$7	$2

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

	For the Nine Months Ended September 30,
	Con Edison		Con Edison of New York
(Millions of Dollars)	2008	2007	2008	2007
Stock options	$1	$2	$1	$1
Restricted stock units	1	1	—	1
Performance-based restricted stock	7	3	6	3
Non-officer director deferred stock compensation	1	—	1	—
Total	$10	$6	$8	$5

Stock Options

A summary of changes in the status of stock options during the three and nine months ended September 30, 2008 and 2007 is as follows:

	Con Edison		Con Edison of New York
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at 12/31/06	8,617,601	$42.773	7,346,601	$42.842
Granted	—	—	—	—
Exercised	(975,100)	41.630	(907,050)	41.634
Forfeited	(1,001)	42.169	(1,001)	42.169
Outstanding at 3/31/07	7,641,500	$42.919	6,438,550	$43.013
Granted	—	—	—	—
Exercised	(668,350)	42.803	(587,500)	42.829
Forfeited	(19,350)	42.483	(7,500)	41.870
Outstanding at 6/30/07	6,953,800	$42.931	5,843,550	$43.033
Granted	—	—	—	—
Exercised	(8,100)	39.997	(7,450)	39.639
Forfeited	(26,450)	42.457	(10,250)	41.891
Outstanding at 9/30/07	6,919,250	$42.934	5,825,850	$43.037
Outstanding at 12/31/07	6,596,850	$43.072	5,531,850	$43.187
Granted	—	—	—	—
Exercised	(26,500)	39.658	(22,000)	39.242
Forfeited	(75,550)	43.028	(73,050)	43.032
Outstanding at 3/31/08	6,494,800	$43.087	5,436,800	$43.205
Granted	—	—	—	—
Exercised	(5,000)	36.988	(5,000)	36.988
Forfeited	(36,600)	43.648	(17,000)	43.602
Outstanding at 6/30/08	6,453,200	$43.088	5,414,800	$43.209
Granted	—	—	—	—
Exercised	(236,400)	39.417	(208,500)	40.060
Forfeited	(4,700)	43.022	(7,000)	45.437
Outstanding at 9/30/08	6,212,100	$43.228	5,199,300	$43.333

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

The change in the fair value of all outstanding options from their grant dates to September 30, 2008 and 2007 (aggregate intrinsic value) for Con Edison was $(2) million and $23 million, respectively. The change in the fair value of all outstanding options from their grant dates to September 30, 2008 and 2007 (aggregate intrinsic value) for Con Edison of New York was $(2) million and $19 million, respectively. The aggregate intrinsic value of options exercised in the periods ended September 30, 2008 and 2007 was $1.3 million and $0.05 million, respectively, and the cash received by Con Edison for payment of the exercise price was $10.5 million and $0.3 million, respectively. The weighted average remaining contractual life of options outstanding is four years as of September 30, 2008.

The following table summarizes stock options outstanding at September 30, 2008 for each plan year for the Companies:

	Con Edison				Con Edison of New York
Plan Year	Remaining Contractual Life	Options Outstanding	Weighted Average Exercise Price	Options Exercisable	Options Outstanding	Weighted Average Exercise Price	Options Exercisable
2006	8	1,617,800	$45.180	—	1,392,700	$45.196	—
2005	7	1,230,200	42.755	1,230,200	1,006,750	42.729	1,006,750
2004	6	922,200	43.766	922,200	739,350	43.761	739,350
2003	5	638,900	39.756	638,900	470,400	39.719	470,400
2002	4	848,550	42.510	848,550	712,550	42.510	712,550
2001	3	311,300	37.750	311,300	265,800	37.750	265,800
2000	2	101,650	32.500	101,650	87,650	32.500	87,650
1999	1	541,500	47.940	541,500	524,100	47.940	524,100
Total		6,212,100	$43.228	4,594,300	5,199,300	$43.333	3,806,600

There were no new awards granted in 2008 and 2007. The total expense to be recognized in future periods for unvested stock options outstanding as of September 30, 2008 is $0.3 million for Con Edison and Con Edison of New York.

Restricted Stock Units

At September 30, 2008 and 2007, there were 113,555 and 114,855 units outstanding, respectively, for Con Edison employees, of which 76,455 and 62,855 units were outstanding, respectively, for Con Edison of New York. The weighted average fair value as of the grant date of the outstanding units other than Performance RSUs or awards under the directors’ deferred compensation plan for September 30, 2008 and 2007 was $41.10 and $42.86 per unit, respectively, for Con Edison. The weighted average fair value as of the grant date of the outstanding units for September 30, 2008 and 2007 was $43.86 and $45.87 per unit, respectively, for Con Edison of New York. The total expense to be recognized by the Companies in future periods for unvested awards outstanding as of September 30, 2008 for Con Edison and Con Edison of New York was $1.3 million.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

A summary of changes in the status of the Performance RSUs Total Shareholder Return (TSR) portion during the three and nine months ended September 30, 2008 and 2007 is as follows:

	Con Edison		Con Edison of New York
	Units	Weighted Average Fair Value*	Units	Weighted Average Fair Value*
Non-vested at 12/31/06	126,425	$13.992	94,025	$14.420
Granted	113,600	45.730	81,848	45.730
Vested and Exercised	(31,400)	—	(21,475)	—
Forfeited	—	—	—	—
Non-vested at 3/31/07	208,625	$36.108	154,398	$35.709
Granted	33,280	48.060	30,805	48.060
Vested and Exercised	—	—	—	—
Forfeited	—	—	—	—
Non-vested at 6/30/07	241,905	$20.152	185,203	$20.155
Granted	—	—	—	—
Vested and Exercised	—	—	—	—
Forfeited	(4,723)	—	(4,723)	—
Non-vested at 9/30/07	237,182	$22.677	180,480	$22.726
Non-vested at 12/31/07	195,980	$33.398	146,033	$33.048
Granted	159,950	36.270	115,758	36.270
Vested and Exercised	(5)	31.370	—	—
Forfeited	(5,270)	—	(200)	—
Non-vested at 3/31/08	350,655	$21.178	261,591	$20.918
Granted	38,375	25.980	35,515	25.980
Vested and Exercised	—	—	—	—
Forfeited	(4,839)	—	(2,814)	—
Non-vested at 6/30/08	384,191	$15.269	294,292	$15.177
Granted	—	—	—	—
Vested and Exercised	—	—	—	—
Forfeited	(8,123)	—	(3,671)	—
Non-vested at 9/30/08	376,068	$47.455	290,621	$47.301
*	Fair value is determined using the Monte Carlo simulation.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

A summary of changes in the status of the Performance RSUs’ Executive Incentive Plan (EIP) portion during the three and nine months ended September 30, 2008 and 2007 is as follows:

	Con Edison		Con Edison of New York
	Units	Weighted Average Price	Units	Weighted Average Price
Non-vested at 12/31/06	126,425	$48.070	94,025	$48.070
Granted	113,600	47.815	81,848	47.807
Vested and Exercised	(31,400)	47.530	(21,475)	47.530
Forfeited	—	—	—	—
Non-vested at 3/31/07	208,625	$51.060	154,398	$51.060
Granted	33,280	51.060	30,805	51.060
Vested and Exercised	—	—	—	—
Forfeited	—	—	—	—
Non-vested at 6/30/07	241,905	$45.120	185,203	$45.120
Granted	—	—	—	—
Vested and Exercised	—	—	—	—
Forfeited	(4,723)	—	(4,723)	—
Non-vested at 9/30/07	237,182	$46.300	180,480	$46.300
Non-vested at 12/31/07	195,980	$48.850	146,033	$48.850
Granted	159,950	46.440	115,758	46.440
Vested and Exercised	(20)	43.570	—	—
Forfeited	(5,255)	—	(200)	—
Non-vested at 3/31/08	350,655	$39.700	261,591	$39.700
Granted	38,375	39.700	35,515	39.700
Vested and Exercised	—	—	—	—
Forfeited	(4,839)	—	(2,814)	—
Non-vested at 6/30/08	384,191	$39.090	294,292	$39.090
Granted	—	—	—	—
Vested and Exercised	—	—	—	—
Forfeited	(8,123)	—	(3,671)	—
Non-vested at 9/30/08	376,068	$42.960	290,621	$42.960

The total expense to be recognized by Con Edison in future periods for unvested Performance RSUs outstanding as of September 30, 2008 is $20 million, including $15 million for Con Edison of New York.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Stock Purchase Plan

In the three months ended September 30, 2008 and 2007, 197,330 shares and 164,152 shares were purchased under the Stock Purchase Plan at a weighted average price of $39.90 and $46.43 per share, respectively. In the nine months ended September 30, 2008 and 2007, 555,727 shares and 468,964 shares were purchased under the Stock Purchase Plan at a weighted average price of $42.52 and $48.13 per share, respectively.

Note J - Financial Information by Business Segment

Reference is made to Note N to the financial statements in Item 8 of the Form 10-K.

The financial data for the business segments are as follows:

	For the Three Months Ended September 30,
	Operating Revenues		Inter-segment revenues		Depreciation and amortization		Operating Income
(Millions of Dollars)	2008	2007	2008	2007	2008	2007	2008	2007
Con Edison of New York
Electric	$2,670	$2,272	$3	$3	$133	$113	$369	$395
Gas	242	204	2	1	23	22	8	4
Steam	111	102	18	18	16	15	(3)	(3)
Consolidation adjustments	—	—	(23)	(22)	—	—	—	—
Total Con Edison of New York	$3,023	$2,578	$—	$—	$172	$150	$374	$396
O&R
Electric	$252	$205	$—	$—	$7	$7	$26	$22
Gas	31	30	—	—	3	3	(2)	(2)
Total O&R	$283	$235	$—	$—	$10	$10	$24	$20
Competitive energy businesses*	$551	$767	$12	$1	$1	$3	$(87)	$3
Other**	1	(1)	(12)	(1)	—	—	—	—
Total Con Edison	$3,858	$3,579	$—	$—	$183	$163	$311	$419
*	Operating income includes the gain on the sale of Con Edison Development’s generation projects within continuing operations.
**	Parent company expenses, primarily interest, and consolidation adjustments. Other does not represent a business segment.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

	For the Nine Months Ended September 30,
	Operating Revenues		Inter-segment revenues		Depreciation and amortization		Operating Income
(Millions of Dollars)	2008	2007	2008	2007	2008	2007	2008	2007
Con Edison of New York
Electric	$6,162	$5,646	$9	$8	$383	$333	$735	$758
Gas	1,366	1,316	4	3	67	64	153	159
Steam	529	525	56	59	47	45	57	67
Consolidation adjustments	—	—	(69)	(70)	—	—	—	—
Total Con Edison of New York	$8,057	$7,487	$—	$—	$497	$442	$945	$984
O&R
Electric	$590	$514	$—	$—	$21	$20	$42	$47
Gas	179	189	—	—	9	8	12	16
Total O&R	$769	$703	$—	$—	$30	$28	$54	$63
Competitive energy businesses*	$1,749	$1,712	$16	$3	$4	$11	$110	$15
Other**	9	(9)	(16)	(3)	—	—	—	—
Total Con Edison	$10,584	$9,893	$—	$—	$531	$481	$1,109	$1,062
*	Operating income includes the gain on the sale of Con Edison Development’s generation projects within continuing operations.
**	Parent company expenses, primarily interest, and consolidation adjustments. Other does not represent a business segment.

Note K - Derivative Instruments and Hedging Activities

Reference is made to Note O to the financial statements in Item 8 of the Form 10-K and Note K to the financial statements in Part I, Item 1 of the First and Second Quarter Forms 10-Q.

Energy Price Hedging

Con Edison’s subsidiaries hedge market price fluctuations associated with physical purchases and sales of electricity, natural gas, and steam by using derivative instruments including futures, forwards, basis swaps, options, transmission congestion contracts and financial transmission rights contracts. The fair values of these hedges at September 30, 2008 and December 31, 2007 were as follows:

	Con Edison		Con Edison of New York
(Millions of Dollars)	2008	2007	2008	2007
Fair value of net assets - gross	$(174)	$(70)	$(128)	$(49)
Impact of netting of cash collateral	193	115	143	92
Fair value of net assets - net	$19	$45	$15	$43

Credit Exposure

The Companies are exposed to credit risk related to transactions entered into primarily for the various energy supply and hedging activities by the Utilities and the competitive energy businesses. The Companies use credit policies to manage this risk, including an established credit approval process,

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

monitoring of counterparty limits, netting provisions within agreements, collateral or prepayment arrangements, credit insurance and credit default swaps.

At September 30, 2008, Con Edison and Con Edison of New York had $334 million and $71 million of credit exposure in connection with energy supply and hedging activities, net of collateral, respectively. Con Edison’s net credit exposure consisted of $149 million with investment-grade counterparties, $184 million primarily with commodity exchange brokers or independent system operators and $1 million with non-investment grade counterparties. Con Edison of New York’s net credit exposure consisted of $11 million with investment-grade counterparties and $60 million with commodity exchange brokers.

Economic Hedges

The Companies enter into certain derivative instruments that do not qualify or are not designated as hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” However, management believes these instruments represent economic hedges that mitigate exposure to fluctuations in commodity prices. The Utilities are permitted by their respective regulators to reflect in rates all reasonably incurred gains and losses on these instruments. See “Recoverable Energy Costs” in Note A to the financial statements in Item 8 of the Form 10-K. Con Edison’s competitive energy businesses record unrealized gains and losses on these derivative contracts in earnings in the reporting period in which they occur. For the three months ended September 30, 2008 and 2007, Con Edison recorded in non-utility operating revenues unrealized pre-tax losses of $149 million and $19 million, respectively. For the nine months ended September 30, 2008 and 2007, Con Edison recorded in non-utility operating revenues unrealized pre-tax losses of $42 million and $33 million, respectively.

Interest Rate Swaps

In May 2008, Con Edison Development’s interest rate swaps that were designated as cash flow hedges under SFAS No. 133 were sold. The losses were classified to income/(loss) from discontinued operations for the nine months ended September 30, 2008 and were immaterial to Con Edison’s results of operations.

O&R has an interest rate swap related to its Series 1994A Debt. See Note C. At December 31, 2007, the swap was designated as a cash flow hedge, the fair value of which was an unrealized loss of $11 million that was recorded in OCI. In February 2008, the swap counterparty changed the method of calculating its payments under the swap and, as a result, the swap no longer qualified as a hedge under SFAS No. 133. In accordance with O&R’s July 2008 electric rate plan (see Note B to Part I, Item I of the Second Quarter Form 10-Q), O&R is to defer as a regulatory asset or liability the difference between its actual interest and swap costs relating to its tax-exempt debt and the amount for such costs reflected in

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

rates. Similar treatment is expected in O&R’s other services. The fair value of this interest rate swap at September 30, 2008 was an unrealized loss of $11 million, which has been deferred as a regulatory asset.

Note L - Fair Value Measurements

Reference is made to Note L to the financial statements in Part I, Item 1 of the First and Second Quarter Forms 10-Q.

Effective January 1, 2008, the Companies adopted FASB Statement No. 157, “Fair Value Measurements” (SFAS No. 157). This Statement defines fair value, establishes a framework for measuring fair value and expands the disclosures about fair value measurements.

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2008 are summarized below under the three-level hierarchy established by SFAS No. 157. SFAS No. 157 defines the levels within the hierarchy as follows:

•	Level 1 – Consists of assets or liabilities whose value is based on unadjusted quoted prices in active markets at the measurement date.

•

Level 2 – Consists of assets or liabilities valued using industry standard models and based on prices, other than quoted prices within Level 1, that are either directly or indirectly observable as of the measurement date.

•

Level 3 – Consists of assets or liabilities whose fair value is estimated based on internally developed models or methodologies using inputs that are generally less readily observable and supported by little, if any, market activity at the measurement date.

	Level 1		Level 2		Level 3		Netting Adjustments (4)		Total
(Millions of Dollars)	Con Edison	Con Edison of New York	Con Edison	Con Edison of New York	Con Edison	Con Edison of New York	Con Edison	Con Edison of New York	Con Edison	Con Edison of New York
Derivative assets:
Energy (1)	$1	$—	$125	$47	$109	$15	$(42)	$57	$193	$119
Other assets (3)	15	15	—	—	98	88	—	—	113	103
Total	$16	$15	$125	$47	$207	$103	$(42)	$57	$306	$222
Derivative liabilities:
Energy (1)	$16	$16	$287	$169	$106	$5	$(235)	$(86)	$174	$104
Financial & other (2)	—	—	—	—	11	—	—	—	11	—
Total	$16	$16	$287	$169	$117	$5	$(235)	$(86)	$185	$104
(1)	A significant portion of the energy derivative contracts categorized in Level 3 is valued using either an industry acceptable model or an internally developed model with observable inputs. The models also include some less readily observable inputs resulting in the classification of the entire contract as Level 3. See Note K.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

(2)	Includes an interest rate swap. See Note K.
(3)	Other assets are comprised of assets such as life insurance contracts within the Deferred Income Plan and Supplemental Retirement Income Plans, held in rabbi trusts.
(4)	Amounts represent the impact of legally-enforceable master netting agreements that allow the Companies to net gain and loss positions and cash collateral held or placed with the same counterparties.

The table listed below provides a reconciliation of the beginning and ending net balances for assets and liabilities measured at fair value and classified as Level 3 in the fair value hierarchy:

	For the Three Months Ended September 30, 2008
	Beginning Balance as of July 1, 2008	Total Gains/(Losses) – Realized and Unrealized		Purchases, Issuances, Sales and Settlements	Transfer In/Out of Level 3	Ending Balance as of September 30, 2008
(Millions of Dollars)		Included in Earnings	Included in Regulatory Assets and Liabilities
Con Edison
Derivatives:
Energy	$125	$93	$(189)	$(26)	$—	$3
Financial & other	(11)	—	1	(1)	—	(11)
Other	106	(1)	(7)	—	—	98
Total	$220	$92	$(195)	$(27)	$—	$90
Con Edison of New York
Derivatives:
Energy	$53	$5	$(41)	$(7)	$—	$10
Other	94	—	(6)	—	—	88
Total	$147	$5	$(47)	$(7)	$—	$98

	For the Nine Months Ended September 30, 2008
	Beginning Balance as of January 1, 2008	Total Gains/(Losses) – Realized and Unrealized		Purchases, Issuances, Sales and Settlements	Transfer In/Out of Level 3	Ending Balance as of September 30, 2008
(Millions of Dollars)		Included in Earnings	Included in Regulatory Assets and Liabilities
Con Edison
Derivatives:
Energy	$23	$19	$(3)	$(36)	$—	$3
Financial & other	(11)	—	—	—	—	(11)
Other	107	—	(9)	—	—	98
Total	$119	$19	$(12)	$(36)	$—	$90
Con Edison of New York
Derivatives:
Energy	$11	$(10)	$(1)	$10	$—	$10
Other	95	—	(7)	—	—	88
Total	$106	$(10)	$(8)	$10	$—	$98

For the Utilities, realized gains and losses on Level 3 energy derivative assets and liabilities are reported as part of purchased power and gas costs. The Utilities generally recover these costs in accordance with

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

rate provisions approved by the applicable state public utilities commissions. Reference is made to Note A to the financial statements in Item 8 of the Form 10-K. Unrealized gains and losses for energy derivatives are generally deferred on the consolidated balance sheet in accordance with SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation.”

For the competitive energy businesses, realized and unrealized gains and losses on Level 3 energy derivative assets and liabilities are reported in non-utility revenues ($76 million gain) and purchased power costs ($1 million gain) on the consolidated income statement for the three months ended September 30, 2008. Realized and unrealized gains and losses on Level 3 energy derivative assets and liabilities are reported in non-utility revenues ($7 million gain) and purchased power costs ($4 million gain) on the consolidated income statement for the nine months ended September 30, 2008. The change in unrealized gains or losses relating to assets still held at September 30, 2008, included in non-utility revenues for the three months ended September 30, 2008, is a $69 million gain. The change in unrealized gains or losses relating to assets still held at September 30, 2008, included in non-utility revenues for the nine months ended September 30, 2008, is a $14 million loss.

For the Utilities, realized and unrealized gains and losses on Level 3 other assets of $(1) million are reported in investment and other income on the consolidated income statement for the three months ended September 30, 2008. Realized and unrealized gains and losses on Level 3 other assets for the nine months ended September 30, 2008 were immaterial to Con Edison’s or Con Edison of New York’s results of operations.

Note M - New Financial Accounting Standards

Reference is made to Note S to the financial statements in Item 8 of the Form 10-K and Note M to the financial statements in Part I, Item 1 of the First and Second Quarter Forms 10-Q.

In October 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” This FSP would amend FASB Statement No. 157, “Fair Value Measurements,” to clarify its application in an inactive market by providing an illustrative example to demonstrate how the fair value of a financial asset is determined when the market for that financial asset is inactive. The FSP is effective upon issuance, including prior periods for which financial statements have not been issued. The application of this FSP did not have a material impact on the Companies’ financial position, results of operations or liquidity.

Note N - Con Edison Development

Reference is made to Note U to the financial statements in Item 8 of the Form 10-K and Note N to the financial statements in Part I, Item 1 of the First and Second Quarter Forms 10-Q.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

During the second quarter of 2008, Con Edison Development and its subsidiary, CED/SCS Newington, LLC, completed the sale of their ownership interests in power generating projects (Rock Springs, Ocean Peaking Power, CEEMI, Newington and Lakewood) with an aggregate capacity of approximately 1,706 megawatts to North American Energy Alliance, LLC. The sale resulted in total cash proceeds, net of estimated taxes and transaction expenses, of $1,063 million, and an after-tax gain, net of all transaction expenses, of approximately $400 million.

Effective November 15, 2007, Con Edison ceased recording depreciation and amortization expense on these generation projects. Had the company continued to record depreciation and amortization, an additional charge of $14 million would have been recognized for the nine months ended September 30, 2008.

In May 2008, Con Edison Energy entered into agreements to provide energy management services, such as plant scheduling and fuel procurement, for the Rock Springs, Ocean Peaking Power and CEEMI projects for one to two years. Such services are expected to give rise to a significant level of continuing direct cash flows between Con Edison Energy and the disposed projects, and to provide Con Edison Energy with significant continuing involvement with the operations of the disposed projects. As a result, under the guidance of EITF Issue No. 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations” (EITF No. 03-13), Con Edison has concluded that the Rock Springs, Ocean Peaking Power and CEEMI projects do not qualify for discontinued operations. Accordingly, the results of operations of these projects, along with the after-tax gain, net of transaction expenses, of $137 million associated with the sale of these projects, have been reported within continuing operations in the accompanying Con Edison consolidated income statement.

Con Edison’s competitive energy businesses will engage in certain services for the Newington and Lakewood projects on a short-term basis after the sale. However, such services are much more limited than those provided to the Rock Springs, Ocean Peaking Power and CEEMI projects, and do not give rise to a significant level of continuing direct cash flows between Con Edison and the disposed projects, or to provide Con Edison with significant continuing involvement in the operating or financial policies of the disposed projects. As a result, Con Edison believes that the criteria within SFAS No. 144 and EITF No. 03-13 for discontinued operations treatment have been met for the Newington and Lakewood projects. Accordingly, the results of operations of these projects have been reflected in Income from discontinued operations (net of income taxes) in the accompanying Con Edison consolidated income statement. The Newington and Lakewood projects had revenues of $143 million and $209 million and pre-tax profit (loss) of $7 million and $4 million for the nine months

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

ended September 30, 2008 and 2007, respectively. Income from discontinued operations also includes the after-tax gain, net of transaction expenses, of $270 million associated with the sale of these projects.

Con Edison’s previously issued financial statements for the three and six months ended June 30, 2008 reflected a misallocation of the gain associated with the sale of the power generating projects, as a result of which, the gain on sale reported in continuing operations was overstated by $35 million. Income taxes and total operating expenses associated with continuing operations were overstated by $14 million and the gain on sale reported in discontinued operations was understated by $21 million (a $35 million understatement, net of tax expense of $14 million). The misallocation had no impact on Con Edison’s previously reported net income, balance sheet or statement of cash flows. The previously issued financial statements have not been restated as management does not believe the impact of the misallocation of the gain is material to the financial statements. All of Con Edison’s financial information as of and for the nine months ended September 30, 2008, included in this quarterly report reflects the appropriate allocation.

Note O - Related Party Transactions

Reference is made to Note R to the financial statements in Item 8 of the Form 10-K.

In October 2008, Con Edison of New York loaned O&R up to $104 million, of which $83 million was outstanding as of October 31, 2008.

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

This MD&A should be read in conjunction with the Third Quarter Financial Statements and the notes thereto and the MD&A in Item 7 of the Companies’ combined Annual Report on Form 10-K for the year ended December 31, 2007 (File Nos. 1-14514 and 1-1217, the Form 10-K) and the MD&A in Part I, Item 2 of their combined Quarterly Report on Form 10-Q for the quarterly periods ended March 31, 2008 and June 30, 2008 (File Nos. 1-14514 and 1-1217, the First Quarter Form 10-Q and Second Quarter Form 10-Q, respectively).

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

Corporate Overview

Con Edison’s principal business operations are those of its utility companies, Con Edison of New York and Orange and Rockland Utilities, Inc. (O&R), together known as the “Utilities.” Con Edison also has competitive energy businesses (see “Competitive Energy Businesses,” below). Certain financial data of Con Edison’s businesses is presented below:

	Three Months Ended September 30, 2008				Nine Months Ended September 30, 2008				At September 30, 2008
(Millions of Dollars)	Operating Revenues		Net Income		Operating Revenues		Net Income		Assets
Con Edison of New York	$3,023	79%	$250	137%	$8,057	76%	$590	57%	$26,326	90%
O&R	283	7%	19	10%	769	7%	35	3%	1,914	6%
Total Utilities	3,306	86%	269	147%	8,826	83%	625	60%	28,240	96%
Con Edison Development (a)	(6)	—%	(1)	(1)%	48	1%	148	14%	432	2%
Con Edison Energy (a)	324	8%	3	2%	685	6%	(14)	(1)%	144	1%
Con Edison Solutions (a)	245	6%	(88)	(48)%	1,032	10%	(22)	(2)%	93	—%
Other (b)	(11)	—%	(1)	—%	(7)	—%	25	2%	413	1%
Total continuing operations	3,858	100%	182	100%	10,584	100%	762	73%	29,322	100%
Discontinued operations (c)	N/A	N/A	N/A	N/A	N/A	N/A	274	27%	N/A	N/A
Total Con Edison	$3,858	100%	$182	100%	$10,584	100%	$1,036	100%	$29,322	100%
(a)

Income from continuing operations of the competitive energy businesses for the three and nine months ended September 30, 2008 includes $(88) million and $(25) million of net after-tax mark-to-market gains/(losses) (Con Edison Development, $(2) million and $16

The accompanying notes are an integral part of these financial statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

million, respectively, Con Edison Energy $1 million and $(26) million, respectively and Con Edison Solutions, $(87) million and $(15) million respectively). Con Edison Development’s income from continuing operations for the nine months ended September 30, 2008 also includes $137 million after-tax from the gain on the sale of generation projects. See Note N to the Third Quarter Financial Statements.

(b)	Represents inter-company and parent company accounting. The nine month period ended September 30, 2008 includes $30 million of after-tax net income related to the resolution of the Company’s legal proceeding with Northeast Utilities. See Note H to the Financial Statements in Part I, Item 1 of the First Quarter Form 10-Q.
(c)	Represents the discontinued operations of Con Edison Development’s generation projects, which includes a $270 million after-tax gain on the sale of generation projects for the nine months ended September 30, 2008, respectively. See Note N to the Third Quarter Financial Statements.

Con Edison’s net income for the three months ended September 30, 2008 was $182 million or $0.66 a share compared with earnings of $312 million or $1.15 a share for the three months ended September 30, 2007. Net income for the nine months ended September 30, 2008 was $1,036 million or $3.80 a share compared with earnings of $722 million or $2.73 a share for the nine months ended September 30, 2007. See “Results of Operations – Summary,” below.

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

Con Edison anticipates that the Utilities will continue to provide substantially all of its earnings over the next few years. The Utilities’ earnings will depend on various factors including the Utilities’ ability to charge rates for their services that reflect the costs of service, including a return on invested equity capital.

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

The weather during the summer of 2008 was cooler than design conditions. The highest peak electric demand reached in 2008 was 12,987 MW for Con Edison of New York and 1,530 MW for O&R. Both peaks occurred on June 10, 2008. The Companies continue to monitor the effects of the ongoing global financial turmoil on the local economy, and its potential impact on customer demand. The Utilities currently estimate that, under design weather conditions, the 2009 peak electric demand in their respective service areas will be 13,875 MW for Con Edison of New York and 1,670 MW for O&R. The average annual growth rate of the peak electric demand over the next five years at design conditions is currently estimated to be approximately 0.9 percent for Con Edison of New York and 2.6 percent for O&R. The Con Edison of New York forecasted peak demand includes the impact of permanent demand reduction programs. The Companies anticipate an ongoing need for substantial capital investment in order to meet this growth in peak usage with the high level of reliability that they currently provide. See “Liquidity and Capital Resources – Capital Requirements,” below.

The Utilities have rate plans approved by state utility regulators that cover the rates they can charge their customers. Con Edison of New York’s electric, gas and steam rate plans are effective through March 31, 2009, September 30, 2010 and September 30, 2010, respectively. In May 2008, Con Edison of New York filed a request for a new electric rate plan to be effective April 1, 2009. O&R’s rate plans for its electric and gas service in New York and its subsidiary’s electric service in New Jersey extend through June 30, 2011, October 31, 2009 and March 31, 2010, respectively. Pursuant to the Utilities’ multi-year rate plans, charges to customers generally may not be changed during the respective terms of the rate plans other than for recovery of the costs incurred for energy supply, for specified increases provided in the rate plans and for limited other exceptions. The New York rate plans for Con Edison of New York’s gas and steam operations as well as O&R’s electric and gas operations generally require the Utilities to share with customers, earnings in excess of specified rates of return on common equity capital. Under the revenue decoupling mechanisms in Con Edison of New York’s current electric and gas rate plans and O&R’s electric rate plan, the Utilities’ revenues will generally not be affected by changes in delivery volumes from levels assumed when rates were approved.

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

Competitive Energy Businesses

Con Edison’s competitive energy businesses participate in segments of the electricity industry that are less comprehensively regulated than the Utilities. These segments include the sales and related hedging of electricity to wholesale and retail customers and sales of certain energy-related products and services. At September 30, 2008, Con Edison’s equity investment in its competitive energy businesses was $267 million and their assets amounted to $669 million.

Consolidated Edison Solutions, Inc. (Con Edison Solutions) sells electricity directly to delivery-service customers of utilities primarily in the Northeast and Mid-Atlantic regions (including some of the Utilities’ customers) and also offers energy-related services. Con Edison Solutions does not sell electricity to the Utilities. The company sold approximately 8.2 million MWHs of electricity to customers over the nine-month period ended September 30, 2008.

Consolidated Edison Development, Inc. (Con Edison Development) participates in infrastructure projects. During the second quarter of 2008, Con Edison Development and its subsidiary, CED/SCS Newington, LLC, completed the sale of their ownership interests in power generating projects with an aggregate capacity of approximately 1,706 MW. See Note N to the Third Quarter Financial Statements.

Consolidated Edison Energy, Inc. (Con Edison Energy) procures electric energy and capacity for Con Edison Solutions and fuel for other companies. It sells the electric capacity and energy produced by plants owned, leased or operated by others. The company also provides energy risk management services to Con Edison Solutions, offers these services to others and enters into wholesale supply transactions.

The competitive energy businesses are focusing on increasing their customer base and gross margins. See “Liquidity and Capital Resources – Capital Requirements” and “Capital Resources,” below.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

Discontinued Operations

During the second quarter of 2008, Con Edison Development and its subsidiary, CED/SCS Newington, LLC, completed the sale of their ownership interests in power generating projects with an aggregate capacity of approximately 1,706 MW. See Note N to the Third Quarter Financial Statements.

Results of Operations—Summary

Con Edison’s earnings per share for the three months ended September 30, 2008 were $0.66 (basic and diluted) compared with $1.15 (basic and diluted) for the 2007 period. Con Edison’s earnings per share for the nine months ended September 30, 2008 were $3.80 ($3.79 on a diluted basis) compared with $2.73 ($2.72 on a diluted basis) for the 2007 period.

Net income for the three and nine months ended September 30, 2008 and 2007 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions of Dollars)	2008	2007	2008	2007
Con Edison of New York	$250	$284	$590	$659
O&R	19	14	35	39
Competitive energy businesses (a)	(86)	13	112	35
Other (b)	(1)	(1)	25	(14)
Total continuing operations	182	310	762	719
Discontinued operations (c)	—	2	274	3
CON EDISON	$182	$312	$1,036	$722
(a)	Income from continuing operations of the competitive energy businesses for the three and nine months ended September 30, 2008 includes $(88) million and $(25) million of net after-tax mark-to-market losses. The competitive energy businesses’ income from continuing operations also includes $137 million after-tax from the gain on the sale of generation projects. See Note N to the Third Quarter Financial Statements.
(b)	Other consists of inter-company and parent company accounting. The nine month period ended September 30, 2008 includes $30 million of after-tax net income related to the resolution of the Company’s legal proceeding with Northeast Utilities. See Note H to the Financial Statements in Part I, Item 1 of the First Quarter Form 10-Q.
(c)	Represents the discontinued operations of certain of Con Edison Development’s generation projects, which includes a $274 million after-tax gain ($4 million after-tax income and $270 million after-tax gain on the sale of generation projects) for the nine months ended September 30, 2008, respectively. See Note U to the financial statements in Item 8 of the Form 10-K and Note N to the Third Quarter Financial Statements.

The Companies’ results of operations for the three and nine months ended September 30, 2008, compared with the 2007 period, reflect changes in the Utilities’ rate plans (including lower allowed returns on equity and additional revenues designed to recover increases in certain operations and maintenance expenses, depreciation and property taxes, and interest charges) and the results of the competitive energy businesses (including net mark-to-market effects, the gain on the sale of generation projects and discontinued operations). Results for the nine-month periods also include an additional reserve in 2008 related to the Long Island City power outage (see Note B to the Third Quarter Financial

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

Statements), the resolution in 2008 of litigation with Northeast Utilities (see Note H to the Financial Statements in Part I, Item1 of the First Quarter Form 10-Q) and the resolution in 2007 of a deferred tax amortization petition (see “Regulatory Assets and Liabilities” in Note B to the financial statements in Item 8 of the Form 10-K). Operations and maintenance expenses were higher in the three and nine months ended September 30, 2008 compared with the 2007 periods reflecting primarily higher costs, which are generally reflected in rates, such as pension and other post-retirement benefits, the movement of company facilities to accommodate municipal projects and additional operating programs. Depreciation and property taxes were higher in the three and nine months ended September 30, 2008 compared with the 2007 periods reflecting primarily the impact from increased capital expenditures.

The following table presents the estimated effect on earnings per share and net income for the three and nine months ended September 30, 2008 compared with the 2007 period, resulting from these and other major factors:

	Third Quarter Variation		Nine Months Ended Variation
	Earnings per Share Variation	Net Income Variation (Millions of Dollars)	Earnings per Share Variation	Net Income Variation (Millions of Dollars)
Con Edison of New York (a)
Sales growth	$0.01	$2	$0.05	$14
Impact of weather	0.03	7	(0.03)	(7)
Electric rate plan	0.06	15	0.26	68
Gas rate plan	0.03	9	0.08	22
Steam rate plan	0.04	10	0.05	13
Resolution of deferred tax amortization petition in 2007 and other tax matters	(0.11)	(32)	(0.07)	(19)
Operations and maintenance expense	(0.09)	(25)	(0.27)	(70)
Long Island City power outage reserve	—	—	(0.05)	(14)
Depreciation and property taxes	(0.05)	(14)	(0.18)	(48)
Net interest expense	(0.02)	(6)	(0.03)	(9)
Other (includes dilutive effect of new stock issuances)	(0.04)	—	(0.14)	(19)
Total Con Edison of New York	(0.14)	(34)	(0.33)	(69)
Orange and Rockland Utilities (O&R)	0.02	6	(0.02)	(4)
Competitive energy businesses
Earnings excluding net mark-to-market effects, gain on sale of generation projects and discontinued operations	(0.08)	(23)	(0.20)	(56)
Net mark-to-market effects (b)	(0.28)	(77)	(0.02)	(6)
Gain on the sale of Con Edison Development’s generation projects and discontinued operations	(0.01)	(1)	1.50	409
Total competitive energy businesses	(0.37)	(101)	1.28	347
Northeast Utilities litigation settlement	—	—	0.11	30
Other, including parent company expenses	—	(1)	0.03	10
Total variation	$(0.49)	$(130)	$1.07	$314
(a)	Under the revenue decoupling mechanisms in Con Edison of New York’s electric and gas rate plans (effective April 2008 and October 2007, respectively) and the weather-normalization clause applicable to the gas business, revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

(b)	These variations reflect after-tax net mark-to-market losses of $88 million or $(0.32) a share in the third quarter of 2008, after-tax net mark-to-market losses of $11 million or $(0.04) a share in the third quarter of 2007, and after-tax net mark-to-market losses of $25 million or $(0.09) a share in the first nine months of 2008 and after-tax net mark-to-market losses of $19 million or $(0.07) a share in the first nine months of 2007.

See “Results of Operations” below for further discussion and analysis of results of operations.

Risk Factors

The Companies’ businesses are influenced by many factors that are difficult to predict, and that involve uncertainties that may materially affect actual operating results, cash flows and financial condition. The factors include those described under “Risk Factors” in Item 7 of the Form 10-K, including “The Companies Are Active Participants in Financial Markets” and “The Companies Face Risks That Are Beyond Their Control,” which the following paragraph supplements.

Global Financial Turmoil is Ongoing – Ongoing global financial turmoil has, to a significant extent, reduced the availability, and increased the cost, of credit and capital and reduced the value of financial assets. The level of economic activity also has been reduced. The Companies continue to monitor the effects on their businesses of these events. See “Capital Resources” and “Capital Requirements,” below. For information about potential for material pension plan funding requirements, see Note E to the Third Quarter Financial Statements. The ongoing turmoil could also reduce customer demand for the services provided by the Companies and the ability of the Companies’ customers, lenders and other counterparties to meet their obligations to the Companies.

Forward-Looking Statements

This report includes forward-looking statements intended to qualify for the safe-harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements of future expectation and not facts. Words such as “expects,” “estimates,” “anticipates,” “intends,” “believes,” “plans,” “will” and similar expressions identify forward-looking statements. Forward-looking statements are based on information available at the time the statements are made, and accordingly speak only as of that time. Actual results or developments might differ materially from those included in the forward-looking statements because of various factors such as those discussed under “Risk Factors,” in Item 7 of the Form 10-K.

Application of Critical Accounting Policies

The Companies’ financial statements reflect the application of their accounting policies, which conform to accounting principles generally accepted in the United States of America. The Companies’

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

critical accounting policies include industry-specific accounting applicable to regulated public utilities and accounting for pensions and other postretirement benefits, contingencies, long-lived assets, derivative instruments, goodwill and leases. See “Application of Critical Accounting Policies” in Item 7 of the Form 10-K. For information about potential material pension plan funding requirements, see Note E to the Third Quarter Financial Statements.

Liquidity and Capital Resources

The Companies’ liquidity reflects cash flows from operating, investing and financing activities, as shown on their respective consolidated statement of cash flows and as discussed below. See “Liquidity and Capital Resources” in Item 7 of the Form 10-K. Changes in the Companies’ cash and temporary cash investments resulting from operating, investing and financing activities for the nine months ended September 30, 2008 and 2007 are summarized as follows:

	Con Edison			Con Edison of New York
(Millions of Dollars)	2008	2007	Variance	2008	2007	Variance
Operating activities	$50	$927	$(877)	$487	$765	$(278)
Investing activities	(288)	(1,450)	1,162	(1,611)	(1,384)	(227)
Financing activities	96	621	(525)	1,042	638	404
Net change	(142)	98	(240)	(82)	19	(101)
Balance at beginning of period	210	94	116	121	47	74
Balance at end of period	$68	$192	$(124)	$39	$66	$(27)

Cash Flows from Operating Activities

The Utilities’ cash flows from operating activities reflect principally their energy sales and deliveries and cost of operations. The volume of energy sales and deliveries is dependent primarily on factors external to the Utilities, growth of customer demand, weather, market prices for energy, economic conditions and measures that promote energy efficiency. The prices at which the Utilities provide energy to their customers are determined in accordance with their rate agreements. In general, changes in the Utilities’ cost of purchased power, fuel and gas may affect the timing of cash flows but not net income because the costs are recovered in accordance with rate agreements. See “Recoverable Energy Costs” in Note A to the financial statements in Item 8 of the Form 10-K.

Net income is the result of cash and non-cash (or accrual) transactions. Only cash transactions affect the Companies’ cash flows from operating activities. Principal non-cash charges include depreciation and deferred income tax expense. Principal non-cash credits include the revenue requirement impact resulting from the reconciliation pursuant to Con Edison of New York’s 2005 electric rate agreement

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

of the differences between the actual amount of transmission and distribution utility plant, net of depreciation to the amounts reflected in electric rates (Net T&D Revenues), amortizations of certain net regulatory liabilities, and the pre-tax gain on the sale of Con Edison Development’s generation projects. Non-cash charges or credits may also be accrued under the revenue decoupling mechanisms in Con Edison of New York’s current electric and gas rate plans and O&R’s electric rate plan. See “Rate Agreements – Con Edison of New York – Electric and O&R – Electric in Note B to the Second Quarter Financial Statements.

Net cash flows from operating activities for the nine months ended September 30, 2008 for Con Edison and Con Edison of New York were $877 million and $278 million lower, respectively, than in the 2007 period. The decreases reflect primarily the July 2008 prepayment, by Con Edison of New York, of its annual New York City property taxes in the amount of $915 million. By prepaying this annual amount as opposed to paying in semi-annual installments, Con Edison of New York received a 1.5 percent reduction in its New York City property taxes. Con Edison’s decrease also reflects the September 2008 payment of income taxes, which includes the taxes on the gain on the sale of generation projects. The decreases also reflect the effect of changes in commodity prices on cash collateral requirements under the Companies’ derivative instruments.

The change in net cash flows also reflects the timing of payments for and recovery of energy costs. This timing issue is reflected within changes to accounts receivable – customers, recoverable energy costs and accounts payable balances.

Cash Flows From/(Used) In Investing Activities

Net cash flows from investing activities for Con Edison increased $1.2 billion for the nine months ended September 30, 2008 compared with the 2007 period. The increase reflects primarily the proceeds from the sale of Con Edison’s generation projects in 2008 offset, in part, by increased utility construction expenditures. Net cash flows used in investing activities for Con Edison of New York was $227 million higher for the nine months ended September 30, 2008 than in the 2007 period reflecting primarily increased utility construction expenditures in the 2008 period.

In January 2008, O&R repaid a $55 million loan to Con Edison of New York.

Cash Flows from Financing Activities

Net cash flows from financing activities for the nine months ended September 30, 2008 for Con Edison and Con Edison of New York were $525 million lower and $404 million higher, respectively, than in the 2007 period.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

Cash flows from financing activities for the nine months ended September 30, 2008 and 2007 reflect the issuance through a public offering of 11 million Con Edison common shares in the 2007 period and the issuance of Con Edison common shares through its dividend reinvestment and employee stock plans (2008: 1.5 million shares for $36 million, 2007: 2.8 million shares for $98 million). In addition, as a result of the stock plan issuances, cash used to pay common stock dividends was reduced by $21 million in 2008 and $29 million in 2007.

Con Edison’s net cash flows from financing activities also include O&R’s financings. In 2007, O&R’s New Jersey subsidiary redeemed at maturity $20 million 7.125% First Mortgage Bonds. In August 2008, O&R issued $50 million of 6.15 percent, 10-year debentures. The net proceeds received from the issuance were used for general corporate purposes, including repayment of short-term debt.

In February 2008, Con Edison of New York redeemed at maturity $180 million 6.25% 10-year debentures.

In April 2008, Con Edison of New York issued $600 million 5.85% 10-year debentures and $600 million 6.75% 30-year debentures, the proceeds of which were used to repay short-term borrowings and for other general corporate purposes.

In June 2008, Con Edison issued $326 million of unsecured notes in exchange for a like amount of secured project debt. See Note C to the Second Quarter Financial Statements.

In July 2008, Con Edison of New York redeemed at maturity $100 million 6.15% 10-year debentures.

In August 2008, Con Edison redeemed at maturity $200 million, 3.625% 5-year debentures.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

Other Changes in Assets and Liabilities

The following table shows changes in certain assets and liabilities at September 30, 2008, compared with December 31, 2007.

(Millions of Dollars)	Con Edison 2008 vs. 2007 Variance	Con Edison of New York 2008 vs. 2007 Variance
Assets
Fair value of derivative assets	29	9
Deferred derivative losses	73	71
Other receivables, less allowance for uncollectible accounts	133	41

Liabilities
Deferred derivative gains	23	21
Fair value of derivative liabilities	24	38
Accrued taxes	87	12

Fair Value of Derivative Assets/Liabilities and Deferred Derivative Gains/Losses

Fair value of derivative assets increased $29 million and $9 million for Con Edison and Con Edison of New York, respectively, at September 30, 2008 compared with December 31, 2007. In addition, fair value of derivative liabilities increased $24 million and $38 million for Con Edison and Con Edison of New York, respectively at September 30, 2008 compared with December 31, 2007. The changes are due primarily to the impact of changing electric and gas commodity prices on the hedging portfolios of the Utilities and competitive energy businesses and the timing of entering into new positions, offset in part by the maturity of certain contract positions and cash collateral received or posted.

Deferred derivative gains increased $23 million and $21 million for Con Edison and Con Edison of New York, respectively, at September 30, 2008 compared with December 31, 2007. In addition, deferred derivative losses increased $73 million and $71 million for Con Edison and Con Edison of New York, respectively, at September 30, 2008 compared with December 31, 2007. The changes are due primarily to the impact of changing electric and gas commodity prices on the hedging portfolios of the Utilities and the timing of entering into new positions, offset in part, by the maturity of certain contract positions.

For the Utilities, mark-to-market activity had no effect on net income as the amounts were deferred as regulatory assets/liabilities (deferred derivative losses/gains). In accordance with provisions approved by state regulators, the Utilities generally recover from customers their energy supply costs, including gains and losses on derivative instruments used to hedge energy purchases. The mark-to-market accounting for Con Edison’s competitive energy businesses resulted in a net increase in the fair value of

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

derivative assets and liabilities. The competitive energy businesses record mark-to-market gains and losses on derivative instruments in earnings in the reporting period in which such changes occur. See Note K to the Third Quarter Financial Statements. For the Companies, changes in fair value of derivative instruments may lead to collateral payments made to or received from counterparties or brokers that are reflected in the fair value of derivative assets and liabilities.

Other Receivables, Less Allowance for Uncollectible Accounts

Other receivables, less allowance for uncollectible accounts for Con Edison increased $133 million at September 30, 2008 compared with December 31, 2007, reflecting primarily higher deposits with an independent system operator for Con Edison Solutions and Con Edison Energy.

Accrued Taxes

The increase in accrued taxes at Con Edison reflects primarily taxes accrued for the gain on the sale of Con Edison Development’s generation projects.

Capital Resources

At September 30, 2008, there was no material change in the Companies’ capital resources compared to those disclosed under “Capital Resources” in Item 7 of the Form 10-K other than as described below.

The Companies continue to evaluate their plans to finance their capital requirements in light of the ongoing extraordinary volatility and uncertainty in capital markets and the current Con Edison of New York electric rate proceeding. See “Risk Factors,” above. The Companies require access to the capital markets to fund capital requirements that are substantially in excess of available internally-generated funds. See “Capital Requirements,” below. Each of the Companies believes that it will continue to be able to access capital, although capital market instability may affect the timing of the Companies’ financing activities and interest costs are expected to be higher than have been experienced in recent years. The Companies monitor the availability and costs of various forms of capital, and will seek to issue Con Edison common stock and other securities when it is necessary or advantageous to do so. For information about the Companies’ long-term debt and short-term borrowing, see Notes C and D to the Third Quarter Financial Statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

For each of the Companies, the ratio of earnings to fixed charges (Securities and Exchange Commission basis) for the nine months ended September 30, 2008, the 12 months ended December 31, 2007 and the nine months ended September 30, 2007 was:

	Earnings to Fixed Charges (Times)
	For the Nine Months Ended September 30, 2008		For the Twelve Months Ended December 31, 2007	For the Nine Months Ended September 30, 2007
Con Edison	3.8	*	3.4	3.5
Con Edison of New York	3.4		3.6	3.7
*	Includes the gain of the sale of Con Edison Development’s generation projects that was included within continuing operations.

For each of the Companies, the common equity ratio at September 30, 2008 and December 31, 2007 was:

	Common Equity Ratio (Percent of total capitalization)
	September 30, 2008	December 31, 2007
Con Edison	51.8	53.7
Con Edison of New York	52.0	52.3

The commercial paper of the Companies is rated P-1, A-2 and F2, respectively, by Moody’s, S&P and Fitch. Con Edison’s long-term credit rating is A2, BBB+ and BBB+, respectively, by Moody’s, S&P and Fitch. The unsecured debt of Con Edison of New York is rated A1, A- and A-, respectively, by Moody’s, S&P and Fitch. The unsecured debt of O&R is rated A2, A- and A, respectively, by Moody’s, S&P and Fitch. Securities ratings assigned by rating organizations are expressions of opinion and are not recommendations to buy, sell or hold securities. A securities rating is subject to revision or withdrawal at any time by the assigning rating organization. Each rating should be evaluated independently of any other rating.

Con Edison of New York has $636 million of tax-exempt debt for which the interest rates are determined pursuant to periodic auctions. Of this amount, $391 million is insured by Ambac Assurance Corporation and $245 million is insured by XL Capital Assurance Inc. Credit rating agencies have downgraded the ratings of these insurers from AAA to lower levels. The weighted average annual interest rate on this tax-exempt debt was 3.67 percent for the nine months ended September 30, 2008. The weighted average interest rate was 3.77 percent, 3.45 percent and 2.44 percent for the years 2007, 2006 and 2005, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

Con Edison of New York has $225 million of uninsured tax-exempt debt and O&R has $99 million of insured tax-exempt debt that currently bears interest at rates determined weekly and is subject to tender by bondholders for purchase by the company. Bondholders have tendered portions of this debt for purchase (see Note C to the Third Quarter Financial Statements). Of the $99 million O&R debt, $55 million is insured by Financial Guaranty Insurance Company and $44 million is insured by Ambac Assurance Corporation (see Note C to the Third Quarter Financial Statements). Downgrades in the credit ratings of these insurers have resulted in interest rates on this O&R debt that are significantly higher than the interest rates borne by Con Edison of New York’s $225 million of uninsured weekly rate tender bonds. For the nine months ended September 30, 2008, the weighted average annual interest rate on the O&R insured weekly rate tender bonds outstanding with bondholders, excluding the effects of an interest rate swap agreement (see “ Interest Rate Swaps” in Note K to the Third Quarter Financial Statements), was 5.06 percent, and the rate on the Con Edison of New York weekly rate tender bonds outstanding with bondholders was 2.20 percent. Con Edison of New York and O&R are evaluating alternatives with respect to their weekly rate tender bonds and termination of the O&R interest rate swap agreement.

Capital Requirements

Reference is made to “Capital Requirements” in Item 7 of the Form 10-K and in Part I, Item 2 of the First and Second Quarter Forms 10-Q and “Capital Resources” above. The Companies continue to monitor the effects on their businesses of the ongoing global financial turmoil. See “Risk Factors,” above. The Companies are in the process of finalizing their capital budgets for 2009. For information about potential material pension plan funding requirements, see Note E to the Third Quarter Financial Statements.

Contractual Obligations

At September 30, 2008, there were no material changes in the Companies’ aggregate obligation to make payments pursuant to contracts compared to those discussed under “Contractual Obligations” in Item 7 of the Form 10-K, except for the April 2008 issuance by Con Edison of New York of $600 million 5.85% 10-year debentures and $600 million 6.75% 30-year debentures, and the August 2008 issuance by O&R of $50 million 6.15 percent 10-year debentures. See “Liquidity and Capital Resources – Cash Flows from Financing Activities” above.

Electric Power Requirements

At September 30, 2008, there were no material changes in the Companies’ electric power requirements compared to those disclosed under “Electric Power Requirements” in Item 7 of the Form 10-K.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

Regulatory Matters

At September 30, 2008, there were no material changes in the Companies’ regulatory matters compared to those disclosed under “Regulatory Matters” in Item 7 of the Form 10-K and Part I, Item 2 of the First Quarter Form 10-Q, “Rate and Restructuring Agreements” in Note B to the financial statements in Item 8 of the Form 10-K and in Part I, Item 1 of the First Quarter and Second Quarter Forms 10-Q, other than as described in Notes B and H to the Third Quarter Financial Statements.

The following table summarizes certain significant provisions of the new Con Edison of New York steam rate plan approved by the New York State Public Service Commission (PSC).

Effective Period	Rate Increases	Amortization To Income of Net Regulatory (Assets) and Liabilities	Authorized Return on Equity (ROE)	ROE Sharing Threshold Terms (Shareholders/ Customers)
	(millions of dollars, except percentages)
Con Edison of New York – Steam
October 2008 – September 2010	Yr1 $43.7	Yr1 $10.2		10.1%
	Yr2 43.7	Yr2 10.2	9.3%	50/50

Financial and Commodity Market Risks

The Companies are subject to various risks and uncertainties associated with financial and commodity markets. The most significant market risks include interest rate risk, commodity price risk, credit risk and investment risk. At September 30, 2008, there were no material changes in the Companies’ financial and commodity market risks compared to those discussed under “Financial and Commodity Market Risks” in Item 7 of the Form 10-K, other than as described above under “Risk Factors” and “Capital Resources,” as described in Notes E and K to the Third Quarter Financial Statements and as described below.

Commodity Price Risk

Con Edison’s commodity price risk relates primarily to the purchase and sale of electricity, gas and related derivative instruments. The Utilities and Con Edison’s competitive energy businesses have risk management strategies to mitigate their related exposures. See Note K to the Third Quarter Financial Statements.

Con Edison estimates that, as of September 30, 2008, a 10 percent decline in market prices would result in a decline in fair value of $151 million for the derivative instruments used by the Utilities to hedge purchases of electricity and gas, of which $104 million is for Con Edison of New York and $47

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

million is for O&R. Con Edison expects that any such change in fair value would be largely offset by directionally opposite changes in the cost of the electricity and gas purchased. In accordance with provisions approved by state regulators, the Utilities generally recover from customers the costs they incur for energy purchased for their customers, including gains and losses on certain derivative instruments used to hedge energy purchased and related costs. See “Recoverable Energy Costs” in Note A to the financial statements in Items 8 of the Form 10-K.

Credit Risk

The Companies are exposed to credit risk related to transactions entered into primarily for the various energy supply and hedging activities by the Utilities and the competitive energy businesses. Credit risk relates to the loss that may result from a counterparty’s nonperformance. The Companies use credit policies to manage this risk, including an established credit approval process, monitoring of counterparty limits, netting provisions within agreements and collateral or prepayment arrangements, credit insurance and credit default swaps. The Companies measure credit risk exposure as the replacement cost for open energy commodity and derivative positions plus amounts owed from counterparties for settled transactions. The replacement cost of open positions represents unrealized gains, net of any unrealized losses where the company has a legally enforceable right of setoff.

The Utilities had $88 million of credit exposure in connection with energy supply and hedging activities, net of collateral , at September 30, 2008, of which $28 million was with investment-grade counterparties and $60 million was with commodity exchange brokers.

Con Edison’s competitive energy businesses had $246 million of credit exposure in connection with energy supply and hedging activities, net of collateral, at September 30, 2008, of which $121 million was with investment grade counterparties and $124 million was with commodity exchange brokers or independent system operators, and $1 million was with non-investment grade counterparties.

Material Contingencies

For information concerning potential liabilities arising from the Companies’ material contingencies, see “Application of Critical Accounting Policies – Accounting for Contingencies,” in Item 7 of the Form 10-K and Notes B, G and H to the Third Quarter Financial Statements.

Results of Operations

Results of operations reflect, among other things, the Companies’ accounting policies (see “Application of Critical Accounting Policies” in Item 7 of the Form 10-K) and rate plans that cover the rates the Utilities can charge their customers (see “Regulatory Matters” in Item 7 of the Form 10-K, Part I,

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

Item 1 of each of the First and Second Quarter Forms 10-Q and Note B to the Third Quarter Financial Statements).

The Companies’ results of operations for the three and nine months ended September 30, 2008, compared with the 2007 period, reflect changes in the Utilities’ rate plans (including lower allowed returns on equity and additional revenues designed to recover increases in certain operations and maintenance expenses, depreciation and property taxes, and interest charges) and the results of the competitive energy businesses (including net mark-to-market effects, the gain on the sale of generation projects and discontinued operations). Results for the nine-month periods include an additional reserve in 2008 related to the Long Island City power outage (see Note B to the Third Quarter Financial Statements), the resolution in 2008 of litigation with Northeast Utilities (see Note H to the Financial Statements in Part I, Item1 of the First Quarter Form 10-Q) and the resolution in 2007 of a deferred tax amortization petition (see “Regulatory Assets and Liabilities” in Note B to the financial statements in Item 8 of the Form 10-K). Operations and maintenance expenses were higher in the three and nine months ended September 30, 2008 compared with the 2007 periods reflecting primarily higher costs, which are generally reflected in rates, such as pension and other post-retirement benefits, the movement of company facilities to accommodate municipal projects and additional operating programs. Depreciation and property taxes were higher in the three and nine months ended September 30, 2008 compared with the 2007 periods reflecting primarily the impact from increased capital expenditures. For additional information about major factors affecting earnings, see “Results of Operations – Summary,” above.

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

Con Edison’s principal business segments are Con Edison of New York’s regulated electric, gas and steam utility activities, O&R’s regulated electric and gas utility activities and Con Edison’s competitive energy businesses. Con Edison of New York’s principal business segments are its regulated electric, gas

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

and steam utility activities. A discussion of the results of operations by principal business segment for the three months ended September 30, 2008 and 2007 follows. For additional business segment financial information, see Note J to the Third Quarter Financial Statements.

THREE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2007

The Companies’ results of operations (which were discussed above under “Results of Operations – Summary”) in 2008 compared with 2007 were:

	Con Edison*		Con Edison of New York		O&R		Competitive Energy Businesses and Other**
(Millions of Dollars)	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent
Operating revenues	$279	7.8%	$445	17.3%	$48	20.4%	$(214)	(27.9)%
Purchased power	281	16.2	273	29.6	37	31.6	(29)	(4.2)
Fuel	43	31.6	53	42.4	N/A	N/A	(10)	(90.9)
Gas purchased for resale	19	16.8	22	25.0	1	5.9	(4)	(50.0)
Operating revenues less purchased power, fuel and gas purchased for resale (net revenues)	(64)	(4.0)	97	6.7	10	9.9	(171)	Large
Other operations and maintenance	46	8.5	45	9.7	3	5.8	(2)	(6.9)
Depreciation and amortization	20	12.3	22	14.7	—	—	(2)	(66.7)
Taxes, other than income taxes	13	3.8	15	4.6	—	—	(2)	(33.3)
Income taxes	(34)	(27.0)	37	34.3	3	37.5	(74)	Large
Gain of sale of generation projects***	(1)	—	—	—	—	—	(1)	—
Operating income	(108)	(25.8)	(22)	(5.6)	4	20.0	(90)	Large
Other income less deductions and related federal income tax	(10)	(50.0)	(3)	(50.0)	—	—	(7)	(53.8)
Net interest expense	10	7.8	9	7.8	(2)	(25.0)	3	50.0
Income from continuing operations	(128)	(41.3)	(34)	(12.0)	6	46.2	(100)	Large
Gain on sale of generation projects, net of tax***	—	—	—	—	—	—	—	—
Income from discontinued operations, net of tax***	(2)	Large	N/A	N/A	N/A	N/A	(2)	Large
Net income	$(130)	(41.7)%	$(34)	(12.0)%	$6	46.2%	$(102)	Large
*	Represents the consolidated financial results of Con Edison and its businesses.
**	Includes inter-company and parent company accounting.
***	See Note N to the Third Quarter Financial Statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

Con Edison of New York

Electric

Con Edison of New York’s electric sales and deliveries, excluding off-system sales, for the three months ended September 30, 2008 compared with the 2007 period were:

	Millions of kWhs Delivered				Revenues in Millions
	Three Months Ended				Three Months Ended
Description	September 30, 2008	September 30, 2007	Variation	Percent Variation	September 30, 2008	September 30, 2007	Variation	Percent Variation
Residential/Religious	3,818	3,870	(52)	(1.3)%	$1,050	$851	$199	23.4%
Commercial/Industrial	3,747	3,628	119	3.3	952	744	208	28.0
Retail access customers	6,402	6,092	310	5.1	500	423	77	18.2
NYPA, Municipal Agency and other sales	3,104	3,086	18	0.6	137	115	22	19.1
Other operating revenues		—	—	—	31	139	(108)	(77.7)
Total	17,071	16,676	395	2.4%	$2,670	$2,272	$398	17.5%

Con Edison of New York’s electric operating revenues increased $398 million in the three months ended September 30, 2008 compared with the 2007 period due primarily to higher fuel and purchased power recoveries ($53 million and $264 million, respectively), the electric rate plans ($25 million) and the impact of the warmer weather in the 2008 period than in the 2007 period ($11 million). Effective April 2008, Con Edison of New York’s revenues from electric sales are subject to a revenue decoupling mechanism, as a result of which revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved. Other electric operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the revenue decoupling mechanism and other provisions of the company’s rate plans. See Note B to the Third Quarter Financial Statements.

Electric delivery volumes in Con Edison of New York’s service area increased 2.4 percent in the three months ended September 30, 2008 compared with the 2007 period due primarily to the warmer weather in the third quarter of 2008. After adjusting for variations, principally weather and billing days, electric delivery volumes in Con Edison of New York’s service area increased 1.1 percent in the three months ended September 30, 2008 compared with the 2007 period.

Con Edison of New York’s electric fuel costs increased $53 million in the three months ended September 30, 2008 compared with the 2007 period due primarily to an increase in unit costs ($50 million) and higher sendout volumes from the company’s generating facilities ($3 million). Electric purchased power costs increased $264 million in the three months ended September 30, 2008 compared with the 2007 period due to higher unit costs ($310 million) offset by a decrease in purchased volumes ($46 million).

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

Con Edison of New York’s electric operating income decreased $25 million in the three months ended September 30, 2008 compared with the 2007 period. The decrease reflects higher income taxes ($44 million), operations and maintenance costs ($36 million, due primarily to increased pension expenses), depreciation ($20 million) and taxes other than income taxes ($5 million due primarily to increases in state and local taxes on revenues) offset in part by higher net revenues ($81 million).

Gas

Con Edison of New York’s gas sales and deliveries, excluding off-system sales, in the three months ended September 30, 2008 compared with the 2007 period were:

	Thousands of dths Delivered				Revenues in Millions
	Three Months Ended				Three Months Ended
Description	September 30, 2008	September 30, 2007	Variation	Percent Variation	September 30, 2008	September 30, 2007	Variation	Percent Variation
Residential	3,149	3,408	(259)	(7.6)%	$94	$86	$8	9.3%
General	3,693	4,025	(332)	(8.2)	67	64	3	4.7
Firm transportation	5,282	4,934	348	7.1	26	23	3	13.0
Total firm sales and transportation	12,124	12,367	(243)	(2.0)	187	173	14	8.1
Interruptible sales	1,418	1,558	(140)	(9.0)	16	—	16	Large
NYPA	13,574	13,537	37	(0.3)	1	1	—	—
Generation plants	29,304	30,681	(1,377)	(4.5)	15	15	—	—
Other	3,706	3,748	(42)	(1.1)	4	5	(1)	(20.0)
Other operating revenues	—	—	—	—	19	10	9	90.0
Total	60,126	61,891	(1,765)	(2.9)%	$242	$204	$38	18.6%

Con Edison of New York’s gas operating revenues increased $38 million in the three months ended September 30, 2008 compared with the 2007 period due primarily to higher recoverable purchased gas costs ($22 million), the gas rate plan ($14 million) and sales growth ($1 million). Con Edison of New York’s revenues from gas sales are subject, effective October 2007, to a revenue decoupling mechanism as a result of which revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved. Other gas operating revenues generally reflect changes in regulatory assets and liabilities in accordance with these and other provisions of the company’s rate plans. See Note B to the financial statements in Item 8 of the Form 10-K.

Con Edison of New York’s sales and transportation volumes for firm customers decreased 2.0 percent in the three months ended September 30, 2008 compared with the 2007 period. After adjusting for variations, principally weather and billing days, firm gas sales and transportation volumes in the company’s service area decreased 2.0 percent in the three months ended September 30, 2008.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

Con Edison of New York’s purchased gas costs increased $22 million in the three months ended September 30, 2008 compared with the 2007 period due to higher unit costs ($30 million), offset by lower sendout volumes ($8 million).

Con Edison of New York’s gas operating income increased $3 million in the three months ended September 30, 2008 compared with the 2007 period. The increase reflects primarily higher net revenues ($16 million) and lower income taxes ($4 million), offset by higher operations and maintenance expense ($9 million due primarily to increased pension expenses) and taxes other than income taxes ($7 million, principally property taxes).

Steam

Con Edison of New York’s steam sales and deliveries in the three months ended September 30, 2008 compared with the 2007 period were:

	Millions of Pounds Delivered				Revenues in Millions
	Three Months Ended				Three Months Ended
Description	September 30, 2008	September 30, 2007	Variation	Percent Variation	September 30, 2008	September 30, 2007	Variation	Percent Variation
General	19	18	1	5.6%	$1	$2	$(1)	(50.0)%
Apartment house	866	1,036	(170)	(16.4)	20	20	—	—
Annual power	4,022	4,120	(98)	(2.4)	84	73	11	15.1
Other operating revenues	—	—	—	—	6	7	(1)	(14.3)
Total	4,907	5,174	(267)	(5.2)%	$111	$102	$9	8.8%

Con Edison of New York’s steam operating revenues increased $9 million in the three months ended September 30, 2008 compared with the 2007 period due primarily to higher recoverable purchased power costs ($9 million). Other steam operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s rate plans. See Note H to the Third Quarter Financial Statements.

Steam sales and delivery volumes decreased 5.2 percent in the three months ended September 30, 2008 compared with the 2007 period. After adjusting for variations, principally weather and billing days, steam sales and deliveries decreased 7.3 percent in the three months ended September 30, 2008.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

Con Edison of New York’s steam fuel costs remained unchanged for the three months ended September 30, 2008 compared with the 2007 period. Steam purchased power increased $9 million in the three months ended September 30, 2008 compared with the 2007 period due primarily to higher unit costs ($7 million) and higher purchased power volumes ($2 million).

Steam operating income was the same in the three months ended September 30, 2008 compared with the 2007 period reflecting primarily the recording of a regulatory liability ($4 million), pursuant to a PSC order regarding the July 2007 Manhattan steam main rupture, offset in part by lower income taxes ($3 million). See Note B to the Third Quarter Financial Statements.

Taxes, Other Than Income Tax

Taxes, other than income tax increased $15 million in the three months ended September 30, 2008 compared with the 2007 period due primarily to increased state and local taxes on revenues.

Income Taxes

Operating income taxes increased $37 million in the three months ended September 30, 2008 compared with the 2007 period due primarily to the resolution in 2007 of a deferred tax amortization petition.

Other Income (Deductions)

Other income (deductions) decreased $3 million in the three months ended September 30, 2008 compared with the 2007 period due primarily to lower income from the Company’s supplemental retirement program trust ($2 million) and lower interest on Con Edison of New York’s hedging programs ($1 million).

Net Interest Expense

Net interest expense increased $9 million in the three months ended September 30, 2008 compared with the 2007 period due primarily to higher outstanding long-term debt and commercial paper balances.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

O&R

Electric

O&R’s electric sales and deliveries, excluding off-system sales, in the three months ended September 30, 2008 compared with the 2007 period were:

	Millions of kWhs Delivered				Revenues in Millions
	Three Months Ended				Three Months Ended
Description	September 30, 2008	September 30, 2007	Variation	Percent Variation	September 30, 2008	September 30, 2007	Variation	Percent Variation
Residential/Religious	584	601	(17)	(2.8)%	$121	$100	$21	21.0%
Commercial/Industrial	554	582	(28)	(4.8)	98	81	17	21.0
Retail access customers	493	483	10	2.1	25	24	1	4.2
Public authorities	34	34	—	—	6	4	2	50.0
Other operating revenues	—	—	—	—	2	(4)	6	Large
Total	1,665	1,700	(35)	(2.1)%	$252	$205	$47	22.9%

O&R’s electric operating revenues increased $47 million in the three months ended September 30, 2008 compared with the 2007 period due primarily to increased recoverable purchased power costs ($37 million). Effective July 2008, O&R’s revenues from electric sales are subject to a revenue decoupling mechanism, as a result of which, revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved. Other electric operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s electric rate plan.

Electric delivery volumes in O&R’s service area decreased 2.1 percent in the three months ended September 30, 2008 compared with the 2007 period. After adjusting for weather variations and unbilled volumes, electric delivery volumes in O&R’s service area decreased 1.9 percent in the three months ended September 30, 2008 compared with the 2007 period.

Electric operating income increased by $4 million in the three months ended September 30, 2008 compared with the 2007 period. The increase reflects higher net revenues ($10 million), offset in part by higher operations and maintenance expense ($3 million) and income taxes ($2 million).

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

Gas

O&R’s gas sales and deliveries, excluding off-system sales, in the three months ended September 30, 2008 compared with the 2007 period were:

	Thousands of dths Delivered				Revenues in Millions
	Three Months Ended				Three Months Ended
Description	September 30, 2008	September 30, 2007	Variation	Percent Variation	September 30, 2008	September 30, 2007	Variation	Percent Variation
Residential	571	606	(35)	(5.8)%	$13	$12	$1	8.3%
General	135	160	(25)	(15.6)	2	3	(1)	(33.3)
Firm transportation	902	837	65	7.8	6	5	1	20.0
Total firm sales and transportation	1,608	1,603	5	0.3%	21	20	1	5.0
Interruptible sales	1,171	1,280	(109)	(8.5)	6	6	—	—
Generation plants	1,702	2,778	(1,076)	(38.7)	1	1	—	—
Other	86	88	(2)	(2.3)	—	—	—	—
Other gas revenues	—	—	—	—	3	3	—	—
Total	4,567	5,749	(1,182)	(20.6)%	$31	$30	$1	3.3%

O&R’s gas operating revenues increased $1 million in the three months ended September 30, 2008 compared with the 2007 period due primarily to higher gas purchased for resale ($1 million).

Sales and transportation volumes for firm customers increased 0.3 percent in the three months ended September 30, 2008 compared with the 2007 period reflecting the impact of the weather in 2008. After adjusting for weather and other variations, total firm sales and transportation volumes were 0.7 percent higher in the three months ended September 30, 2008 compared with the 2007 period.

Non-firm transportation of customer-owned gas to electric generating plants decreased in the three months ended September 30, 2008 compared with the 2007 period because certain facilities discontinued burning gas to generate electricity. The decrease in gas burned had minimal impact on earnings because most revenues from these customers result from a fixed demand charge for local transportation.

Gas operating income decreased by $1 million in the three months ended September 30, 2008 compared with the 2007 period. The decrease reflects higher income taxes ($2 million), offset by lower operation and maintenance expense ($1 million).

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

Operating Income Taxes

Operating income taxes for the three months ended September 30, 2008 increased $3 million compared to the 2007 period due primarily to higher income.

Competitive Energy Businesses

The competitive energy businesses’ earnings from continuing operations decreased $99 million in the three months ended September 30, 2008 compared with the 2007 period due primarily to mark-to-market losses in 2008. Excluding mark-to-market activity in both periods, earnings decreased $22 million in the three months ended September 30, 2008 compared with the 2007 period.

Operating revenues decreased $203 million in the three months ended September 30, 2008 compared with the 2007 period, due primarily to mark-to-market activity and the sale of electric generation projects. Electric wholesale revenues decreased $28 million, reflecting primarily a decrease of $108 million due to lower sales volumes partially offset by an increase of $80 million due to higher unit prices. Electric retail revenues decreased $14 million, of which $78 million was due to lower sales volume, partially offset by $64 million due to higher unit prices. Electric retail revenues decreased 4 percent from 2007 to 2008 and gross margins decreased due to lower sales volumes and lower unit margins. Revenues from the sale of electricity decreased $52 million as a result of the sale of electric generation projects. Net mark-to-market losses increased $130 million due primarily to lower commodity prices on electric and natural gas contracts, which were economic hedges that supported retail obligations (but were not accounted for as cash flow hedges). Other revenues increased $21 million in 2008 as compared with 2007 due primarily to energy services revenues.

Operating expenses including income taxes decreased $113 million in the three months ended September 30, 2008 compared with the 2007 period, reflecting decreased purchased power costs ($19 million), fuel expense ($11 million), gas purchased for resale ($4 million), depreciation and other ($2 million), and income taxes ($75 million).

Other income (deductions) decreased $8 million in the three months ended September 30, 2008 compared with the 2007 period due primarily to the gain on the sale of a wind power project in 2007 and lower equity income in 2008.

Other

For Con Edison, “Other” also includes inter-company eliminations relating to operating revenues and operating expenses.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

Nine Months Ended September 30, 2008 Compared with Nine Months Ended September 30, 2007

The Companies’ results of operations (which were discussed above under “Results of Operations – Summary”) in 2008 compared with 2007 were:

	Con Edison*		Con Edison of New York		O&R		Competitive Energy Businesses and Other**
(Millions of Dollars)	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent
Operating revenues	$691	7.0%	$570	7.6%	$66	9.4%	$55	3.2%
Purchased power	563	13.7	329	14.4	61	20.5	173	11.4
Fuel	12	2.4	41	8.9	N/A	N/A	(29)	(93.5)
Gas purchased for resale	(6)	(0.7)	14	1.9	(8)	(6.9)	(12)	(52.2)
Operating revenues less purchased power, fuel and gas purchased for resale (net revenues)	122	2.8	186	4.7	13	4.5	(77)	(59.2)
Other operations and maintenance	167	10.9	132	10.0	24	16.8	11	17.5
Depreciation and amortization	50	10.4	55	12.4	2	7.1	(7)	(63.6)
Taxes, other than income taxes	45	4.6	45	4.8	2	6.3	(2)	(13.3)
Income taxes	74	20.8	(7)	(2.3)	(5)	(21.7)	86	Large
Gain of sale of generation projects***	261	Large	—	—	—	—	261	Large
Operating income	47	4.4	(39)	(4.0)	(10)	(15.6)	96	Large
Other income less deductions and related federal income tax	1	2.2	(16)	(59.3)	2	—	15	Large
Net interest expense	5	1.3	14	4.1	(4)	(16.0)	(5)	Large
Income from continuing operations	43	6.0	(69)	(10.5)	(4)	(10.3)	116	Large
Gain on sale of generation projects, net of tax***	270	—	—	—	—	—	270	—
Income from discontinued operations, net of tax***	1	33.3	N/A	N/A	N/A	N/A	1	33.3
Net income	$314	43.5%	$(69)	(10.5)%	$(4)	(10.3)%	$387	Large
*	Represents the consolidated financial results of Con Edison and its businesses.
**	Includes inter-company and parent company accounting.
***	See Note N to the Third Quarter Financial Statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

Con Edison of New York

Electric

Con Edison of New York’s electric sales and deliveries, excluding off-system sales, for the nine months ended September 30, 2008 compared with the 2007 period were:

	Millions of kWhs Delivered				Revenues in Millions
	Nine Months Ended				Nine Months Ended
Description	September 30, 2008	September 30, 2007	Variation	Percent Variation	September 30, 2008	September 30, 2007	Variation	Percent Variation
Residential/Religious	9,109	9,418	(309)	(3.3)%	$2,286	$2,039	$247	12.1%
Commercial/Industrial	9,732	9,767	(35)	(0.4)	2,165	1,889	276	14.6
Retail access customers	16,756	16,140	616	3.8	1,101	989	112	11.3
NYPA, Municipal Agency and other sales	8,835	8,672	163	1.9	311	260	51	19.6
Other operating revenues	—	—	—	—	299	469	(170)	(36.2)
Total	44,432	43,997	435	1.0%	$6,162	$5,646	$516	9.1%

Con Edison of New York’s electric operating revenues increased $516 million in the nine months ended September 30, 2008 compared with the 2007 period due primarily to an increase in recoverable purchased power costs ($319 million), the electric rate plans ($113 million), and higher recoverable fuel costs ($34 million). Effective April 2008, Con Edison of New York’s revenues from electric sales are subject to a revenue decoupling mechanism, as a result of which revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved. Other electric operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the revenue decoupling mechanism and other provisions of the company’s rate plans. See Note B to the Third Quarter Financial Statements.

Electric delivery volumes in Con Edison of New York’s service area increased 1.0 percent in the nine months ended September 30, 2008 compared with the 2007 period due primarily to sales growth. After adjusting for variations, principally weather and billing days, electric delivery volumes in Con Edison of New York’s service area increased 0.8 percent in the nine months ended September 30, 2008 compared with the 2007 period.

Con Edison of New York’s electric purchased power costs increased $319 million in the first nine months of 2008 compared with the 2007 period due primarily to an increase in unit costs ($355 million) offset by lower purchased volumes ($36 million). Electric fuel costs increased $34 million in the first nine months of 2008 compared with the 2007 period reflecting higher unit costs ($54 million) offset by lower sendout volumes from the company’s generating facilities ($20 million).

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

Con Edison of New York’s electric operating income decreased $23 million in the nine months ended September 30, 2008 compared with the 2007 period. The decrease reflects higher operations and maintenance costs ($98 million, due primarily to a reserve associated with the Long Island City power outage ($23 million) and increased pension expenses ($47 million)), higher depreciation ($50 million), taxes other than income taxes ($26 million, principally state and local taxes on revenues) and income taxes ($12 million), offset, in part, by higher net revenues ($163 million due principally to the electric rate plan).

Gas

Con Edison of New York’s gas sales and deliveries, excluding off-system sales, in the nine months ended September 30, 2008 compared with the 2007 period were:

	Thousands of dths Delivered				Revenues in Millions
	Nine Months Ended		Variation	Percent Variation	Nine Months Ended		Variation	Percent Variation
Description	September 30, 2008	September 30, 2007			September 30, 2008	September 30, 2007
Residential	30,173	32,706	(2,533)	(7.7)%	$621	$641	$(20)	(3.1)%
General	21,740	24,055	(2,315)	(9.6)	358	386	(28)	(7.3)
Firm transportation	32,166	28,660	3,506	12.2	146	121	25	20.7
Total firm sales and transportation	84,079	85,421	(1,342)	(1.6)	1,125	1,148	(23)	(2.0)
Interruptible sales	9,086	8,338	748	9.0	112	62	50	80.6
NYPA	33,597	33,268	329	1.0	3	3	—	—
Generation plants	59,666	63,185	(3,519)	(5.6)	46	39	7	17.9
Other	15,376	11,291	4,085	36.2	20	17	3	17.6
Other operating revenues	—	—	—	—	60	47	13	27.7
Total	201,804	201,503	301	0.1%	$1,366	$1,316	$50	3.8%

Con Edison of New York’s gas operating revenues increased $50 million in the nine months ended September 30, 2008 compared with the 2007 period due primarily to the gas rate plan ($36 million) and higher recoverable purchased gas costs ($13 million). Con Edison of New York’s revenues from gas sales are subject to a weather normalization clause and, effective October 2007, a revenue decoupling mechanism as a result of which revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved. Other gas operating revenues generally reflect changes in regulatory assets and liabilities in accordance with these and other provisions of the company’s rate plans. See Note B to the Third Quarter Financial Statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

Con Edison of New York’s sales and transportation volumes for firm customers decreased 1.6 percent in the first nine months ended September 30, 2008 compared with the 2007 period due primarily to the impact of weather. After adjusting for variations, principally weather and billing days, firm gas sales and transportation volumes in the company’s service area increased 1.2 percent in the first nine months ended September 30, 2008. Con Edison of New York’s revenues from gas sales are subject to a weather normalization clause that moderates, but does not eliminate, the effect of weather-related changes on net income.

Con Edison of New York’s purchased gas costs increased $14 million in the nine months ended September 30, 2008 compared with the 2007 period due to higher unit costs ($114 million), offset by lower sendout volumes ($100 million).

Con Edison of New York’s gas operating income decreased $7 million in the nine months ended September 30, 2008 compared with the 2007 period. The decrease reflects primarily higher operations and maintenance expense ($28 million, due primarily to increased pension expenses) and taxes other than income taxes ($17 million, principally property taxes), offset, in part, by higher net revenues ($36 million).

Steam

Con Edison of New York’s steam sales and deliveries in the nine months ended September 30, 2008 compared with the 2007 period were:

	Millions of Pounds Delivered				Revenues in Millions
	Nine Months Ended		Variation	Percent Variation	Nine Months Ended		Variation	Percent Variation
Description	September 30, 2008	September 30, 2007			September 30, 2008	September 30, 2007
General	383	450	(67)	(14.9)%	$16	$18	$(2)	(11.1)%
Apartment house	4,903	5,625	(722)	(12.8)	137	142	(5)	(3.5)
Annual power	12,945	13,710	(765)	(5.6)	349	341	8	2.3
Other operating revenues	—	—	—	—	27	24	3	12.5
Total	18,231	19,785	(1,554)	(7.9)%	$529	$525	$4	0.8%

Con Edison of New York’s steam operating revenues increased $4 million in the nine months ended September 30, 2008 compared with the 2007 period due primarily to the steam rate plan ($21 million), offset in part by the milder weather in the first nine months of 2008 ($11 million) and higher cost recoverable fuel costs ($7 million). Other steam operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s rate plans. See Note B to the Third Quarter Financial Statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

Steam sales and delivery volumes decreased 7.9 percent in the nine months ended September 30, 2008 compared with the 2007 period, reflecting primarily the impact of weather. After adjusting for variations, principally weather and billing days, steam sales and deliveries decreased 3.1 percent in the first nine months of 2008.

Con Edison of New York’s steam fuel costs increased $7 million in the nine months ended September 30, 2008 compared with the 2007 period due primarily to higher unit costs ($26 million) offset by lower sendout volumes ($19 million). Steam purchased power costs increased $10 million in the nine months ended September 30, 2008 compared with the 2007 period due primarily to higher unit costs ($20 million) offset by lower purchased volumes ($10 million).

Steam operating income decreased $10 million in the nine months ended September 30, 2008 compared with the 2007 period. The decrease reflects primarily lower net revenues ($13 million), higher operations and maintenance expense ($5 million, due primarily to increased pension expenses) and depreciation ($2 million), offset in part by lower income tax ($7 million).

Taxes, Other Than Income Tax

Taxes, other than income tax increased $45 million in the nine months ended September 30, 2008 compared with the 2007 period due primarily to higher property taxes, and state and local taxes on revenues.

Income Taxes

Operating income taxes decreased $7 million in the nine months ended September 30, 2008 compared with the 2007 period due primarily to lower income, offset in part by, the resolution of a deferred tax amortization petition in 2007.

Other Income (Deductions)

Other income (deductions) decreased $16 million in the nine months ended September 30, 2008 compared with the 2007 period due primarily to lower income from the company’s supplemental retirement program trust ($6 million), lower interest on the World Trade Center deferral ($4 million) and lower interest on Con Edison of New York’s hedging programs ($3 million).

Net Interest Expense

Net interest expense increased $14 million in the nine months ended September 30, 2008 compared with the 2007 period due primarily to higher outstanding long-term debt and commercial paper balances.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

O&R

Electric

O&R’s electric sales and deliveries, excluding off-system sales, in the nine months ended September 30, 2008 compared with the 2007 period were:

	Millions of kWhs Delivered				Revenues in Millions
	Nine Months Ended				Nine Months Ended
Description	September 30, 2008	September 30, 2007	Variation	Percent Variation	September 30, 2008	September 30, 2007	Variation	Percent Variation
Residential/Religious	1,460	1,483	(23)	(1.6)%	$267	$232	$35	15.1%
Commercial/Industrial	1,580	1,675	(95)	(5.7)	244	217	27	12.4
Retail access customers	1,385	1,262	123	9.7	62	56	6	10.7
Public authorities	90	89	1	1.1	13	11	2	18.2
Other operating revenues	—	—	—	—	4	(2)	6	Large
Total	4,515	4,509	6	0.1%	$590	$514	$76	14.8%

O&R’s electric operating revenues increased $76 million in the nine months ended September 30, 2008 compared with the 2007 period due primarily to increased recoverable purchased power costs ($61 million). Effective July 2008, O&R’s revenues from electric sales are subject to a revenue decoupling mechanism, as a result of which, revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved. Other electric operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s electric rate plan. See Note B to the Third Quarter Financial Statements.

Electric delivery volumes in O&R’s service area increased 0.1 percent in the nine months ended September 30, 2008 compared with the 2007 period. After adjusting for weather variations and unbilled volumes, electric delivery volumes in O&R’s service area decreased 0.7 percent in the first nine months of 2008 compared with the 2007 period.

Electric operating income decreased by $6 million in the nine months ended September 30, 2008 compared with the 2007 period. The decrease reflects higher operations and maintenance expense ($22 million) including the amortization of deferred pension and other post retirement benefit costs in accordance with the 2007 electric rate order, offset in part by higher net revenues ($15 million) and lower income taxes ($3 million).

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

Gas

O&R’s gas sales and deliveries, excluding off-system sales, in the nine months ended September 30, 2008 compared with the 2007 period were:

	Thousands of dths Delivered				Revenues in Millions
	Nine Months Ended				Nine Months Ended
Description	September 30, 2008	September 30, 2007	Variation	Percent Variation	September 30, 2008	September 30, 2007	Variation	Percent Variation
Residential	5,473	6,105	(632)	(10.4)%	$95	$105	$(10)	(9.5)%
General	1,261	1,462	(201)	(13.7)	20	24	(4)	(16.7)
Firm transportation	7,041	7,031	10	0.1	32	27	5	18.5
Total firm sales and transportation	13,775	14,598	(823)	(5.6)	147	156	(9)	(5.8)
Interruptible sales	4,061	4,446	(385)	(8.7)	20	18	2	11.1
Generation plants	2,315	3,940	(1,625)	(41.2)	3	2	1	50.0
Other	718	733	(15)	(2.0)	—	—	—	—
Other gas revenues	—	—	—	—	9	13	(4)	(30.8)
Total	20,869	23,717	(2,848)	(12.0)%	$179	$189	$(10)	(5.3)%

O&R’s gas operating revenues decreased $10 million in the nine months ended September 30, 2008 compared with the 2007 period due primarily to lower costs of gas purchased for resale in the first nine months of 2008 ($8 million).

Sales and transportation volumes for firm customers decreased 5.6 percent in the nine months ended September 30, 2008 compared with the 2007 period reflecting the impact of the weather in 2008. After adjusting for weather and other variations, total firm sales and transportation volumes were 0.6 percent higher in the nine months ended September 30, 2008 compared with the 2007 period. O&R’s revenues from gas sales are subject to a weather normalization clause that moderates, but does not eliminate, the effect of weather-related changes on net income.

Non-firm transportation of customer-owned gas to electric generating plants decreased in the nine months ended September 30, 2008 compared with the 2007 period because certain facilities discontinued burning gas to generate electricity. The decrease in gas burned had minimal impact on earnings because most revenues from these customers result from a fixed demand charge for local transportation.

Gas operating income decreased by $4 million in the nine months ended September 30, 2008 compared with the 2007 period. The decrease reflects higher operations and maintenance expenses ($1 million), lower net revenues ($1 million), and higher depreciation ($1 million).

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

Operating Income Taxes

Operating income taxes for the nine months ended September 30, 2008 decreased $5 million compared to the 2007 period due primarily to lower income.

Competitive Energy Businesses

The competitive energy businesses’ earnings from continuing operations increased $77 million in the nine months ended September 30, 2008 compared with the 2007 period due primarily to a $137 million gain on the sale of Con Edison Development’s generation projects. Excluding mark-to-market activity in both periods, and the gain on the sale of the generation projects, earnings decreased $54 million in the nine months ended September 30, 2008 compared with the 2007 period.

Operating revenues increased $68 million in the nine months ended September 30, 2008 compared with the 2007 period, due primarily to higher electric wholesale revenues. Electric wholesale revenues increased $88 million, of which $384 million was due to higher sales volumes, offset by $296 million due to lower unit prices. Electric retail revenues increased $18 million, of which $135 million was due to higher unit prices, offset by a $117 million decrease due to lower sales volumes. Electric retail revenues increased 2 percent from 2007 to 2008 and gross margins decreased due to lower sales volumes and lower unit margins. Revenues from the sale of electricity from the competitive energy businesses’ generation facilities decreased $60 million. Net mark-to-market losses increased $9 million due primarily to lower prices on electric and natural gas contracts, which were economic hedges that supported retail obligations (but were not accounted for as cash flow hedges). Other revenues increased $31 million in 2008 as compared with 2007 due primarily to energy services revenues.

Operating expenses including income taxes increased $235 million in the nine months ended September 30, 2008 compared with the 2007 period, reflecting increased purchased power costs ($186 million), higher income taxes ($84 million) and other operations and maintenance costs ($12 million) offset, in part, by lower fuel costs ($28 million), lower gas purchased for resale costs ($10 million), and lower depreciation expense ($8 million).

Other income (deductions) decreased $17 million in the nine months ended September 30, 2008 compared with the 2007 period due primarily to an impairment charge on investments in electric generating plants ($7 million) in 2008, and the gain on the sale of a wind power project in 2007.

Income from continuing operations reflects a pre-tax gain of $261 million and income taxes of $124 million related to the sale of Con Edison Development’s generating plants.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

Discontinued Operations

Net income from discontinued operations was $4 million in the nine months ended September 30, 2008 compared with $3 million in the 2007 period. Net income from discontinued operations on the sale of Con Edison’s generation projects was $270 million, net of $174 million of income tax expense.

Other

For Con Edison, “Other” also includes the receipt of $30 million after-tax for a litigation settlement with Northeast Utilities in the nine months ended September 30, 2008 and inter-company eliminations relating to operating revenues and operating expenses.

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

ITEM 4T.    CONTROLS AND PROCEDURES

The information required for Con Edison of New York pursuant to this Item 4T has been included in Item 4 (which information is incorporated herein by reference).

PART II OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

CON EDISON

Northeast Utilities

For information about the settlement of legal proceedings relating to Con Edison’s October 1999 agreement to acquire Northeast Utilities, see “Northeast Utilities” in Part II, Item 1 of the First Quarter Form 10-Q (which information is incorporated herein by reference).

CON EDISON OF NEW YORK

Power Outage Proceedings

For information about proceedings relating to power outages in 2006, including the Queens outage Joint Proposal, which was approved by the PSC in July 2008, see “Power Outage Proceedings” in Note B to the financial statements included in Part I, Item 1 of this report and the First Quarter Form 10-Q (which information is incorporated herein by reference).

Manhattan Steam Main Rupture

For information about proceedings relating to the July 2007 rupture of a steam main located in midtown Manhattan, see “Manhattan Steam Main Rupture” in Note H to the financial statements included in Part I, Item 1 of this report (which information is incorporated herein by reference.)

ITEM 1A    RISK FACTORS

There were no material changes from the risk factors previously disclosed in the Companies’ Form 10-K, other than as described in “Risk Factors” in Part I, Item 2 of this report.

ITEM 6.    EXHIBITS

Con Edison

Exhibit 12.1	Statement of computation of Con Edison’s ratio of earnings to fixed charges for the nine-month periods ended September 30, 2008 and 2007, and the 12-month period ended December 31, 2007.

Exhibit 31.1.1	Rule 13a-14(a)/15d-14(a) Certifications—Chief Executive Officer.

Exhibit 31.1.2	Rule 13a-14(a)/15d-14(a) Certifications—Chief Financial Officer.

Exhibit 32.1.1	Section 1350 Certifications—Chief Executive Officer.

Exhibit 32.1.2	Section 1350 Certifications—Chief Financial Officer.

Con Edison of New York
Exhibit 12.2	Statement of computation of Con Edison of New York’s ratio of earnings to fixed charges for the nine-month periods ended September 30, 2008 and 2007, and the 12-month period ended December 31, 2007.

Exhibit 31.2.1	Rule 13a-14(a)/15d-14(a) Certifications—Chief Executive Officer.

Exhibit 31.2.2	Rule 13a-14(a)/15d-14(a) Certifications—Chief Financial Officer.

Exhibit 32.2.1	Section 1350 Certifications—Chief Executive Officer.

Exhibit 32.2.2	Section 1350 Certifications—Chief Financial Officer.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Consolidated Edison, Inc.

Consolidated Edison Company of New York, Inc.

DATE: November 7, 2008	By	/s/ Robert Hoglund
Robert Hoglund Senior Vice President, Chief Financial Officer and Duly Authorized Officer