Form 10-Q
period 2009-03-31
CONSOLIDATED EDISON CO OF NEW YORK INC; CONSOLIDATED EDISON INC
filed 2009-05-01
CIK 23632, 1047862

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended MARCH 31, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Con Edison	Yes ☐ No ☐

Con Edison of New York	Yes ☐ No ☐

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

As of April 29, 2009, Con Edison had outstanding 274,401,924 Common Shares ($.10 par value). All of the outstanding common equity of Con Edison of New York is held by Con Edison.

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

GLOSSARY OF TERMS

The following is a glossary of frequently used abbreviations or acronyms that are found in the Companies’ SEC reports:

Con Edison Companies
Con Edison	Consolidated Edison, Inc.
Con Edison Communications	Con Edison Communications, LLC
Con Edison Development	Consolidated Edison Development, Inc.
Con Edison Energy	Consolidated Edison Energy, Inc.
Con Edison of New York	Consolidated Edison Company of New York, Inc.
Con Edison Solutions	Consolidated Edison Solutions, Inc.
O&R	Orange and Rockland Utilities, Inc.
Pike	Pike County Light & Power Company
RECO	Rockland Electric Company
The Companies	Con Edison and Con Edison of New York
The Utilities	Con Edison of New York and O&R

Regulatory and State Agencies
ALJs	Administrative Law Judges
DEC	New York State Department of Environmental Conservation
EPA	Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
IRS	Internal Revenue Service
ISO-NE	ISO New England
NJBPU	New Jersey Board of Public Utilities
NJDEP	New Jersey Department of Environmental Protection
NYAG	New York Attorney General
NYISO	New York Independent System Operator
NYPA	New York Power Authority
NYSERDA	New York State Energy Research and Development Authority
NYSRC	New York State Reliability Council
PJM	PJM Interconnection
PSC	New York State Public Service Commission
PPUC	Pennsylvania Public Utility Commission
SEC	Securities and Exchange Commission

Other
ABO	Accumulated Benefit Obligation
APB	Accounting Principles Board
AFDC	Allowance for funds used during construction
CO2	Carbon dioxide
COSO	Committee of Sponsoring Organizations Treadway Commission
DIG	Derivatives Implementation Group
District Court	The United States District Court for the Southern District of New York
dths	Dekatherms
EITF	Emerging Issues Task Force

Other
EMF	Electric and magnetic fields
ERRP	East River Repowering Project
FASB	Financial Accounting Standards Board
FIN	FASB Interpretation No.
First Quarter Form 10-Q	The Companies’ combined Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009
Fitch	Fitch Ratings
Form 10-K	The Companies’ combined Annual Report on Form 10-K for the year ended December 31, 2008
FSP	FASB Staff Position
GHG	Greenhouse gases
kV	Kilovolts
kWh	Kilowatt-hour
LILO	Lease In/Lease Out
LTIP	Long Term Incentive Plan
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
mdths	Thousand dekatherms
MGP Sites	Manufactured gas plant sites
mmlbs	Million pounds
Moody’s	Moody’s Investors Service
MVA	Megavolt amperes
MW	Megawatts or thousand kilowatts
MWH	Megawatt hour
Net T&D Revenues	Revenue requirement impact resulting from the reconciliation pursuant to Con Edison of New York’s electric rate agreement of the differences between the actual amount of transmission and distribution utility plant, net of depreciation, to the amount reflected in electric rates
NUGs	Non-utility generators
OCI	Other Comprehensive Income
PCBs	Polychlorinated biphenyls
PPA	Power purchase agreement
PRP	Potentially responsible party
S&P	Standard & Poor’s Rating Services
SFAS	Statement of Financial Accounting Standards
SO2	Sulfur dioxide
SSCM	Simplified service cost method
Superfund	Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 and similar state statutes
VaR	Value-at-Risk
VIE	Variable interest entity

Consolidated Edison, Inc.

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

	March 31, 2009	December 31, 2008
	(Millions of Dollars)
ASSETS
UTILITY PLANT, AT ORIGINAL COST
Electric	$17,717	$17,483
Gas	3,763	3,696
Steam	1,869	1,849
General	1,844	1,795
TOTAL	25,193	24,823
Less: Accumulated depreciation	5,164	5,079
Net	20,029	19,744
Construction work in progress	1,156	1,109
NET UTILITY PLANT	21,185	20,853
NON-UTILITY PLANT
Non-utility property, less accumulated depreciation of $42 and $40 in 2009 and 2008, respectively	19	20
Construction work in progress	2	1
NET PLANT	21,206	20,874
CURRENT ASSETS
Cash and temporary cash investments	651	74
Accounts receivable—customers, less allowance for uncollectible accounts of $65 and $58 in 2009 and 2008, respectively	967	952
Accrued unbilled revenue	430	131
Other receivables, less allowance for uncollectible accounts of $5 and $6 in 2009 and 2008, respectively	323	339
Fuel oil, at average cost	32	37
Gas in storage, at average cost	144	325
Materials and supplies, at average cost	158	154
Prepayments	482	697
Fair value of derivative assets	200	162
Recoverable energy costs	39	172
Deferred derivative losses	310	274
Other current assets	12	16
TOTAL CURRENT ASSETS	3,748	3,333
INVESTMENTS	349	356
DEFERRED CHARGES, REGULATORY ASSETS AND NONCURRENT ASSETS
Goodwill	413	411
Intangible assets, less accumulated amortization of $2 in 2009 and 2008	4	5
Regulatory assets	8,048	8,091
Other deferred charges and noncurrent assets	456	428
TOTAL DEFERRED CHARGES, REGULATORY ASSETS AND NONCURRENT ASSETS	8,921	8,935
TOTAL ASSETS	$34,224	$33,498

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

	March 31, 2009	December 31, 2008
	(Millions of Dollars)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION
Common shareholders’ equity (See Statement of Common Shareholders’ Equity)	$9,737	$9,698
Preferred stock of subsidiary	213	213
Long-term debt	9,980	9,232
TOTAL CAPITALIZATION	19,930	19,143
NONCURRENT LIABILITIES
Obligations under capital leases	15	17
Provision for injuries and damages	171	169
Pensions and retiree benefits	4,410	4,511
Superfund and other environmental costs	249	250
Uncertain income taxes	121	118
Asset retirement obligations	116	115
Fair value of derivative liabilities	173	120
Other noncurrent liabilities	85	79
TOTAL NONCURRENT LIABILITIES	5,340	5,379
CURRENT LIABILITIES
Long-term debt due within one year	482	482
Notes payable	222	363
Accounts payable	911	1,161
Customer deposits	268	265
Accrued taxes	38	57
Accrued interest	182	139
Accrued wages	82	88
Fair value of derivative liabilities	258	192
Deferred derivative gains	19	23
Deferred income taxes - recoverable energy costs	16	70
Other current liabilities	353	365
TOTAL CURRENT LIABILITIES	2,831	3,205
DEFERRED CREDITS AND REGULATORY LIABILITIES
Deferred income taxes and investment tax credits	5,166	4,999
Regulatory liabilities	928	737
Other deferred credits	29	35
TOTAL DEFERRED CREDITS AND REGULATORY LIABILITIES	6,123	5,771
TOTAL CAPITALIZATION AND LIABILITIES	$34,224	$33,498

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.

CONSOLIDATED INCOME STATEMENT

(UNAUDITED)

	For the Three Months Ended March 31,
	2009	2008
	(Millions of Dollars/Except Share Data)
OPERATING REVENUES
Electric	$1,803	$1,873
Gas	888	846
Steam	331	285
Non-utility	401	573
TOTAL OPERATING REVENUES	3,423	3,577
OPERATING EXPENSES
Purchased power	1,139	1,291
Fuel	235	201
Gas purchased for resale	498	497
Other operations and maintenance	581	537
Depreciation and amortization	192	165
Taxes, other than income taxes	359	349
Income taxes	100	147
TOTAL OPERATING EXPENSES	3,104	3,187
OPERATING INCOME	319	390
OTHER INCOME (DEDUCTIONS)
Investment and other income	3	58
Allowance for equity funds used during construction	3	2
Other deductions	(4)	(5)
Income taxes	6	(16)
TOTAL OTHER INCOME (DEDUCTIONS)	8	39
INTEREST EXPENSE
Interest on long-term debt	142	113
Other interest	4	16
Allowance for borrowed funds used during construction	(2)	(3)
NET INTEREST EXPENSE	144	126
INCOME FROM CONTINUING OPERATIONS	183	303
INCOME FROM DISCONTINUED OPERATIONS (NET OF INCOME TAX EXPENSE)	—	3
NET INCOME	183	306
Preferred stock dividend requirements of subsidiary	(3)	(3)
NET INCOME FOR COMMON STOCK	$180	$303
EARNINGS PER COMMON SHARE - BASIC
Continuing operations	$0.66	$1.10
Discontinued operations	—	0.01
Net income for common stock	$0.66	$1.11
EARNINGS PER COMMON SHARE - DILUTED
Continuing operations	$0.66	$1.10
Discontinued operations	—	0.01
Net income for common stock	$0.66	$1.11
DIVIDENDS DECLARED PER SHARE OF COMMON STOCK	$0.590	$0.585
AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC (IN MILLIONS)	273.9	272.2
AVERAGE NUMBER OF SHARES OUTSTANDING - DILUTED (IN MILLIONS)	274.5	273.0

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(UNAUDITED)

	For the Three Months Ended March 31,
	2009	2008
	(Millions of Dollars)
NET INCOME	$183	$306
OTHER COMPREHENSIVE INCOME, NET OF TAXES
Pension plan liability adjustments, net of $1 taxes in 2009	2	—
Unrealized losses on derivatives qualified as cash flow hedges, net of $(1) taxes in 2008	—	(1)
Less: Reclassification adjustment for gains included in net income, net of $1 taxes in 2009	1	—
Less: Reclassification adjustment for unrealized losses included in regulatory assets, net of $(5) taxes in 2008	—	(8)
TOTAL OTHER COMPREHENSIVE INCOME, NET OF TAXES	1	7
COMPREHENSIVE INCOME	184	313
Preferred stock dividend requirements of subsidiary	(3)	(3)
COMPREHENSIVE INCOME FOR COMMON STOCK	$181	$310

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.

CONSOLIDATED STATEMENT OF COMMON SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Capital Stock Expense	Accumulated Other Comprehensive Income/(Loss)	Total
	Shares	Amount			Shares	Amount
	(Millions of Dollars/Except Share Data)
BALANCE AS OF DECEMBER 31, 2007	272,024,874	$29	$4,038	$6,113	23,210,700	$(1,001)	$(60)	$(43)	$9,076

Net income for common stock				303					303
Common stock dividends				(160)					(160)
Issuance of common shares—dividend reinvestment and employee stock plans	476,809		21						21
Other comprehensive income								7	7
Adjustment for adoption of FASB Statement No. 157				17					17
BALANCE AS OF MARCH 31, 2008	272,501,683	$29	$4,059	$6,273	23,210,700	$(1,001)	$(60)	$(36)	$9,264
BALANCE AS OF DECEMBER 31, 2008	273,721,686	$29	$4,112	$6,685	23,210,700	$(1,001)	$(60)	$(67)	$9,698

Net income for common stock				180					180
Common stock dividends				(162)					(162)
Issuance of common shares—dividend reinvestment and employee stock plans	532,533		20						20
Other comprehensive income								1	1
BALANCE AS OF MARCH 31, 2009	274,254,219	$29	$4,132	$6,703	23,210,700	$(1,001)	$(60)	$(66)	$9,737

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2009	2008
	(Millions of Dollars)
OPERATING ACTIVITIES
Net Income	$183	$306
PRINCIPAL NON-CASH CHARGES/(CREDITS) TO INCOME
Depreciation and amortization	192	165
Deferred income taxes	150	174
Rate case amortization and accruals	10	(68)
Net transmission and distribution reconciliation	—	(52)
Common equity component of allowance for funds used during construction	(3)	(2)
Net derivative losses	57	(56)
Other non-cash items (net)	29	52
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable—customers, less allowance for uncollectibles	(15)	(10)
Materials and supplies, including fuel oil and gas in storage	182	87
Other receivables and other current assets	(42)	24
Prepayments	215	(223)
Recoverable energy costs	97	110
Accounts payable	(250)	(76)
Pensions and retiree benefits	(17)	12
Accrued taxes	(19)	10
Accrued interest	43	(8)
Deferred charges and other regulatory assets	(222)	(37)
Deferred credits and other regulatory liabilities	64	150
Other assets	(1)	(19)
Other liabilities	(11)	21
NET CASH FLOWS FROM OPERATING ACTIVITIES	642	560
INVESTING ACTIVITIES
Utility construction expenditures	(482)	(504)
Cost of removal less salvage	(46)	(43)
Non-utility construction expenditures	(1)	—
Common equity component of allowance for funds used during construction	3	2
Restricted cash	—	(4)
Purchase of ownership interest in Newington SCS	—	(20)
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(526)	(569)
FINANCING ACTIVITIES
Net proceeds from / (payments of) short-term debt	(141)	265
Retirement of long-term debt	(1)	(180)
Issuance of long-term debt	750	—
Issuance of common stock	8	12
Debt issuance costs	(5)	—
Common stock dividends	(150)	(149)
NET CASH FLOWS FROM/(USED IN) FINANCING ACTIVITIES	461	(52)
CASH AND TEMPORARY CASH INVESTMENTS:
NET CHANGE FOR THE PERIOD	577	(61)
BALANCE AT BEGINNING OF PERIOD	74	219
BALANCE AT END OF PERIOD	$651	$158
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$94	$134
Income taxes	$6	$—

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

	March 31, 2009	December 31, 2008
	(Millions of Dollars)
ASSETS
UTILITY PLANT AT ORIGINAL COST
Electric	$16,679	$16,460
Gas	3,336	3,273
Steam	1,869	1,849
General	1,696	1,646
TOTAL	23,580	23,228
Less: Accumulated depreciation	4,715	4,636
Net	18,865	18,592
Construction work in progress	1,104	1,051
NET UTILITY PLANT	19,969	19,643
NON-UTILITY PROPERTY
Non-utility property, less accumulated depreciation of $20 and $19 in 2009 and 2008, respectively	10	11
NET PLANT	19,979	19,654
CURRENT ASSETS
Cash and temporary cash investments	602	37
Accounts receivable - customers, less allowance for uncollectible accounts of $60 and $52 in 2009 and 2008, respectively	821	816
Other receivables, less allowance for uncollectible accounts of $3 and $4 in 2009 and 2008, respectively	249	248
Accrued unbilled revenue	304	—
Accounts receivable from affiliated companies	211	272
Fuel oil, at average cost	32	37
Gas in storage, at average cost	120	261
Materials and supplies, at average cost	148	145
Prepayments	322	538
Fair value of derivative assets	57	71
Recoverable energy costs	6	146
Deferred derivative losses	255	232
Other current assets	5	4
TOTAL CURRENT ASSETS	3,132	2,807
INVESTMENTS	88	93
DEFERRED CHARGES, REGULATORY ASSETS AND NONCURRENT ASSETS
Regulatory assets	7,475	7,519
Other deferred charges and noncurrent assets	350	342
TOTAL DEFERRED CHARGES, REGULATORY ASSETS AND NONCURRENT ASSETS	7,825	7,861
TOTAL ASSETS	$31,024	$30,415

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

	March 31, 2009	December 31, 2008
	(Millions of Dollars)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION
Common shareholder’s equity (See Statement of Common Shareholder’s Equity)	$9,025	$8,991
Preferred stock	213	213
Long-term debt	9,243	8,494
TOTAL CAPITALIZATION	18,481	17,698
NONCURRENT LIABILITIES
Obligations under capital leases	15	17
Provision for injuries and damages	164	163
Pensions and retiree benefits	3,951	4,059
Superfund and other environmental costs	196	196
Uncertain income taxes	105	108
Asset retirement obligations	116	115
Fair value of derivative liabilities	46	29
Other noncurrent liabilities	58	61
TOTAL NONCURRENT LIABILITIES	4,651	4,748
CURRENT LIABILITIES
Long-term debt due within one year	475	475
Notes payable	—	253
Accounts payable	728	952
Accounts payable to affiliated companies	27	26
Customer deposits	253	250
Accrued taxes	32	41
Accrued taxes to affiliated companies	90	25
Accrued interest	161	131
Accrued wages	76	80
Fair value of derivative liabilities	85	87
Deferred derivative gains	19	23
Deferred income taxes—recoverable energy costs	2	59
Other current liabilities	327	325
TOTAL CURRENT LIABILITIES	2,275	2,727
DEFERRED CREDITS AND REGULATORY LIABILITIES
Deferred income taxes and investment tax credits	4,797	4,611
Regulatory liabilities	795	600
Other deferred credits	25	31
TOTAL DEFERRED CREDITS AND REGULATORY LIABILITIES	5,617	5,242
TOTAL CAPITALIZATION AND LIABILITIES	$31,024	$30,415

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

CONSOLIDATED INCOME STATEMENT

(UNAUDITED)

	For the Three Months Ended March 31,
	2009	2008
	(Millions of Dollars)
OPERATING REVENUES
Electric	$1,658	$1,715
Gas	781	741
Steam	331	285
TOTAL OPERATING REVENUES	2,770	2,741
OPERATING EXPENSES
Purchased power	648	721
Fuel	235	198
Gas purchased for resale	428	428
Other operations and maintenance	501	463
Depreciation and amortization	181	154
Taxes, other than income taxes	344	332
Income taxes	108	112
TOTAL OPERATING EXPENSES	2,445	2,408
OPERATING INCOME	325	333
OTHER INCOME (DEDUCTIONS)
Investment and other income	2	4
Allowance for equity funds used during construction	2	2
Other deductions	(3)	(3)
Income taxes	2	1
TOTAL OTHER INCOME (DEDUCTIONS)	3	4
INTEREST EXPENSE
Interest on long-term debt	128	105
Other interest	2	13
Allowance for borrowed funds used during construction	(2)	(3)
NET INTEREST EXPENSE	128	115
NET INCOME	200	222
PREFERRED STOCK DIVIDEND REQUIREMENTS	3	3
NET INCOME FOR COMMON STOCK	$197	$219

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(UNAUDITED)

	For the Three Months Ended March 31,
	2009	2008
	(Millions of Dollars)
NET INCOME	$200	$222
OTHER COMPREHENSIVE INCOME, NET OF TAXES	—	—
COMPREHENSIVE INCOME	$200	$222

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

CONSOLIDATED STATEMENT OF COMMON SHAREHOLDER’S EQUITY

(UNAUDITED)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Repurchased Con Edison Stock	Capital Stock Expense	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
	(Millions of Dollars/Except Share Data)
BALANCE AS OF DECEMBER 31, 2007	235,488,094	$589	$2,912	$5,616	$(962)	$(60)	$(9)	$8,086

Net income				222				222
Common stock dividend to parent				(139)				(139)
Capital contribution by parent			23					23
Cumulative preferred dividends				(3)				(3)
BALANCE AS OF MARCH 31, 2008	235,488,094	$589	$2,935	$5,696	$(962)	$(60)	$(9)	$8,189

BALANCE AS OF DECEMBER 31, 2008	235,488,094	$589	$3,664	$5,780	$(962)	$(60)	$(20)	$8,991

Net income				200				200
Common stock dividend to parent				(163)				(163)
Cumulative preferred dividends				(3)				(3)
BALANCE AS OF MARCH 31, 2009	235,488,094	$589	$3,664	$5,814	$(962)	$(60)	$(20)	$9,025

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2009	2008
	(Millions of Dollars)
OPERATING ACTIVITIES
Net income	$200	$222
PRINCIPAL NON-CASH CHARGES/(CREDITS) TO INCOME
Depreciation and amortization	181	154
Deferred income taxes	167	187
Rate case amortization and accruals	10	(68)
Net transmission and distribution reconciliation	—	(52)
Common equity component of allowance for funds used during construction	(2)	(2)
Other non-cash items (net)	(44)	4
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable—customers, less allowance for uncollectibles	(5)	1
Materials and supplies, including fuel oil and gas in storage	143	62
Other receivables and other current assets	(69)	(81)
Prepayments	216	(199)
Recoverable energy costs	108	98
Accounts payable	(223)	(49)
Pensions and retiree benefits	(27)	1
Accrued taxes	56	17
Accrued interest	30	(17)
Deferred charges and other regulatory assets	(131)	(19)
Deferred credits and other regulatory liabilities	30	73
Other liabilities	(4)	25
NET CASH FLOWS FROM OPERATING ACTIVITIES	636	357
INVESTING ACTIVITIES
Utility construction expenditures	(467)	(493)
Cost of removal less salvage	(45)	(43)
Common equity component of allowance for funds used during construction	2	2
Loan to affiliate	113	55
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(397)	(479)
FINANCING ACTIVITIES
Net proceeds from / (payments of) short-term debt	(253)	340
Retirement of long-term debt	—	(180)
Issuance of long-term debt	750	—
Capital contribution by parent	—	23
Debt issuance costs	(5)	—
Dividend to parent	(163)	(139)
Preferred stock dividends	(3)	(3)
NET CASH FLOWS FROM FINANCING ACTIVITIES	326	41
CASH AND TEMPORARY CASH INVESTMENTS:
NET CHANGE FOR THE PERIOD	565	(81)
BALANCE AT BEGINNING OF PERIOD	37	121
BALANCE AT END OF PERIOD	$602	$40
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$93	$125
Income taxes	$12	$1

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

The separate interim consolidated financial statements of each of the Companies are unaudited but, in the opinion of their respective managements, reflect all adjustments (which include only normally recurring adjustments) necessary for a fair presentation of the results for the interim periods presented. The Companies’ separate interim consolidated financial statements should be read together with their separate audited financial statements (including the combined notes thereto) included in Item 8 of their combined Annual Report on Form 10-K for the year ended December 31, 2008 (the Form 10-K). Information in the notes to the consolidated financial statements in the Form 10-K referred to in these notes is incorporated by reference herein. The use of terms such as “see” or “refer to” shall be deemed to incorporate by reference into these notes the information to which reference is made. Certain prior period amounts have been reclassified to conform to the current period presentation. Results for interim periods are not necessarily indicative of results for the entire fiscal year.

Con Edison has two regulated utility subsidiaries: Con Edison of New York and O&R. Con Edison of New York provides electric service and gas service in New York City and Westchester County. The company also provides steam service in parts of Manhattan. O&R, along with its regulated utility subsidiaries, provides electric service in southeastern New York and adjacent areas of northern New Jersey and eastern Pennsylvania and gas service in southeastern New York and adjacent areas of eastern Pennsylvania. Con Edison has the following competitive energy businesses: Consolidated Edison Solutions, Inc. (Con Edison Solutions), a retail energy services company that sells electricity and also offers energy-related services; Consolidated Edison Energy, Inc. (Con Edison Energy), a wholesale energy supply company; and Consolidated Edison Development, Inc. (Con Edison Development), a

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

company that participates in infrastructure projects. During the second quarter of 2008, Con Edison Development and its subsidiary, CED/SCS Newington, LLC, completed the sale of their ownership interests in power generating projects with an aggregate capacity of approximately 1,706 megawatts. See Note V to the financial statements included in Item 8 of the Form 10-K.

Note A - Summary of Significant Accounting Policies Revenues

The Utilities and Con Edison Solutions recognize revenues for electric, gas and steam service on a monthly billing cycle basis. The Utilities defer over a 12-month period net interruptible gas revenues, other than those authorized by the New York State Public Service Commission (PSC) to be retained by the Utilities, for refund to firm gas sales and transportation customers. O&R and Con Edison Solutions accrue revenues at the end of each month for estimated energy service not yet billed to customers. Unbilled revenues included in Con Edison’s balance sheet for O&R and Con Edison Solutions at March 31, 2009 and December 31, 2008 were $125 million and $131 million, respectively.

Prior to March 31, 2009, Con Edison of New York did not accrue revenues for estimated energy service not yet billed to customers except for certain unbilled gas revenues accrued in 1989. Effective March 31, 2009, the PSC authorized Con Edison of New York to accrue unbilled electric, gas and steam revenues. At March 31, 2009, Con Edison of New York deferred the net margin on the unbilled revenues for the future benefit of customers by accruing an asset of $304 million for unbilled revenues, establishing refundable energy cost regulatory liabilities for $162 million for the costs of fuel and purchased power related to services provided but not yet billed, and establishing regulatory liabilities of $142 million for the difference between the unbilled revenues and energy cost liabilities. In accordance with the order, $33 million of the regulatory asset established in 1989 for unbilled gas revenues was offset against the unbilled revenue regulatory liability. The adoption of this accounting for unbilled revenues had no effect on net income.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Earnings Per Common Share

Reference is made to “Earnings Per Common Share” in Note A to the financial statements included in Item 8 of the Form 10-K. For the three months ended March 31, 2009 and 2008, Con Edison’s basic and diluted EPS are calculated as follows:

(Millions of Dollars, except per share amounts/Shares in Millions)	2009	2008
Income for common stock from continuing operations	$180	$300
Income for common stock from discontinued operations, net of tax	—	3
Net income for common stock	$180	$303
Weighted average common shares outstanding – Basic	273.9	272.2
Add: Incremental shares attributable to effect of potentially dilutive securities	0.6	0.8
Adjusted weighted average common shares outstanding – Diluted	274.5	273.0
EARNINGS PER COMMON SHARE – BASIC
Continuing operations	$0.66	$1.10
Discontinued operations	—	0.01
Net income for common stock	$0.66	$1.11
EARNINGS PER COMMON SHARE – DILUTED
Continuing operations	$0.66	$1.10
Discontinued operations	—	0.01
Net income for common stock	$0.66	$1.11

Note B - Regulatory Matters

Reference is made to “Accounting Policies” in Note A and “Rate Agreements” in Note B to the financial statements included in Item 8 of the Form 10-K.

Rate Agreements

Con Edison of New York – Electric

In April 2009, the PSC adopted an order granting Con Edison of New York an electric rate increase, effective April 6, 2009, of $523 million. The PSC ruling reflects the following major items:

•

A return on common equity of 10.0 percent, based on certain assumptions, including a common equity ratio of 48 percent and achievement by the company of unspecified austerity measures required by the PSC that would result in avoided revenue requirements of $60 million (as to which, if not achieved despite the company’s best efforts, the company may, after March 31, 2010, petition the PSC for deferral of the costs related to up to $30 million of revenue requirements);

•	continuation of the revenue decoupling mechanism;

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

•	reconciliation of the actual amount of pension and other postretirement benefit costs, environmental remediation expenses, property taxes and the cost of long-term debt to amounts reflected in rates;

•

if actual generation, transmission, distribution and shared service plant expenditures (other than removal costs) and capital costs incurred to relocate facilities to accommodate government projects are less than amounts reflected in rates for the respective category of expenditures, the company will accrue a regulatory liability and reduce its revenues by the revenue requirement impact of the difference (i.e., return on investment, depreciation and income taxes);

•	collection of a surcharge (in addition to the electric rate increase) from customers in connection with an increase (estimated at $198 million), effective April 2009, in a New York State assessment;

•	continuation of provisions for potential operations penalties of up to $152 million annually if certain customer service and system reliability performance targets are not met;

•

continuation of the collection of a portion (increased, to reflect higher capital costs, from $237 million collected in the rate year ended March 2009 to $254 million for the rate year ending March 2010) of the April 2008 rate increase subject to potential refund to customers following further PSC review and completion of an investigation by the PSC staff of the $1.6 billion of capital expenditures during the April 2005 through March 2008 period covered by the 2005 electric rate agreement for transmission and distribution utility plant that were above the amounts of such expenditures reflected in rates. The portion collected would also be subject to refund in the event the PSC determined that some disallowance of costs the company has recovered is warranted to address potential impacts of alleged unlawful conduct by arrested employees and contractors (see “Investigation of Contractor Payments” in Note H). The company is unable to estimate the amount, if any, of any refund that might be required and, accordingly, has not established a regulatory liability for a refund; and

•	continuation of the rate provisions pursuant to which the company recovers its purchased power and fuel costs from customers.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Regulatory Assets and Liabilities

Regulatory assets and liabilities at March 31, 2009 and December 31, 2008 were comprised of the following items:

	Con Edison		Con Edison of New York
(Millions of Dollars)	2009	2008	2009	2008
Regulatory assets
Unrecognized pension and other postretirement costs	$5,498	$5,602	$5,237	$5,335
Future federal income tax	1,200	1,186	1,141	1,127
Environmental remediation costs	391	378	329	315
Deferred derivative losses – long-term	139	94	85	54
World Trade Center restoration costs	138	140	138	140
Pension and other postretirement benefits deferrals	125	92	70	37
Revenue taxes	103	101	100	98
Electric property tax petition	76	41	76	41
O&R transition bond charges	58	59	—	—
Workers’ compensation	37	38	37	38
Gas rate plan deferral	29	30	29	30
Net electric deferrals	27	27	27	27
Other retirement program costs	13	14	13	14
Unbilled gas revenue	11	44	11	44
Asbestos-related costs	10	10	9	9
Recoverable energy costs	—	42	—	42
Other	193	193	173	168
Regulatory assets	8,048	8,091	7,475	7,519
Deferred derivative losses – current	310	274	255	232
Recoverable energy costs – current	39	172	6	146
Total Regulatory Assets	$8,397	$8,537	$7,736	$7,897
Regulatory liabilities
Allowance for cost of removal less salvage	$373	$378	$307	$313
Net unbilled revenue deferrals	109	—	109	—
Refundable energy costs	102	104	49	47
Refundable energy costs – unbilled	87	—	87	—
Rate case amortizations	42	68	42	68
Gain on sale of First Avenue properties	30	30	30	30
EPA SO2 allowance proceeds – electric and steam	6	5	6	5
Other	179	152	165	137
Regulatory liabilities	928	737	795	600
Deferred derivative gains – current	19	23	19	23
Total Regulatory Liabilities	$947	$760	$814	$623

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note C - Long-Term Debt

Reference is made to Note C to the financial statements in Item 8 of the Form 10-K.

In March 2009, Con Edison of New York issued $275 million aggregate principal amount of 5.55 percent Debentures, Series 2009 A, due 2014, and $475 million aggregate principal amount of 6.65 percent Debentures, Series 2009 B, due 2019.

At March 31, 2009, $49 million of the $55 million of O&R’s weekly-rate, tax-exempt debt insured by Financial Guaranty Insurance Company (Series 1994A Debt), and $16 million of the $44 million of O&R’s weekly-rate, tax-exempt debt insured by Ambac Assurance Company (Series 1995A Debt), had been tendered by bondholders. The tendered bonds were purchased with funds drawn under letters of credit maintained as liquidity facilities for the tax-exempt debt. O&R reimbursed the bank for the funds used to purchase its tendered bonds, together with interest thereon. In April 2009, the tendered Series 1995A Debt was remarketed and the proceeds from the remarketing were used to pay short-term borrowings that funded the purchased tendered bonds.

Note D - Short-Term Borrowing

Reference is made to Note D to the financial statements in Item 8 of the Form 10-K.

At March 31, 2009, Con Edison had $222 million of commercial paper outstanding, none of which was outstanding under Con Edison of New York’s program. The weighted average interest rate was 0.6 percent for Con Edison. At December 31, 2008, Con Edison had $363 million of commercial paper outstanding of which $253 million was outstanding under Con Edison of New York’s program. The weighted average interest rate was 2.4 percent and 3.2 percent for Con Edison and Con Edison of New York, respectively. At March 31, 2009 and December 31, 2008, no loans were outstanding under the Companies’ credit agreements and $375 million (including $141 million for Con Edison of New York) and $316 million (including $107 million for Con Edison of New York) of letters of credit were outstanding, respectively.

Note E - Pension Benefits

Reference is made to Note E to the financial statements in Item 8 of the Form 10-K.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Net Periodic Benefit Cost

The components of the Companies’ net periodic benefit costs for the three months ended March 31, 2009 and 2008 were as follows:

	Con Edison		Con Edison of New York
(Millions of Dollars)	2009	2008	2009	2008
Service cost – including administrative expenses	$40	$35	$37	$32
Interest cost on projected benefit obligation	131	129	123	120
Expected return on plan assets	(173)	(173)	(165)	(165)
Amortization of net actuarial loss	75	48	68	43
Amortization of prior service costs	2	2	2	2
NET PERIODIC BENEFIT COST	$75	$41	$65	$32
Amortization of regulatory asset*	1	1	1	1
TOTAL PERIODIC BENEFIT COST	$76	$42	$66	$33
Cost capitalized	(27)	(14)	(25)	(12)
Cost deferred	(31)	(20)	(28)	(21)
Cost charged to operating expenses	$18	$8	$13	$—
*	Relates to increases in Con Edison of New York’s pension obligations of $33 million from a 1993 special retirement program and $45 million from a 1999 special retirement program.

In the first quarter of 2009, in accordance with Statement of Financial Accounting Standards (SFAS) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of Financial Accounting Standards Board (FASB) Statements No. 87, 88, 106 and 132(R)” (SFAS No. 158) and based on the final actuarial valuation as of December 31, 2008, Con Edison adjusted the estimated amounts recorded in accordance with SFAS No. 158 by decreasing its pension liability by $17 million and related regulatory asset by $19 million and recognizing a charge of $1 million (net of taxes) to other comprehensive income (OCI). Con Edison of New York recorded a decrease to the pension liability of $27 million and a decrease to the regulatory asset of $27 million.

Expected Contributions

Based on current estimates, the Companies are not required under funding regulations and laws to make any contributions to the pension plan during 2009. The Companies’ policy is to fund their accounting cost to the extent tax deductible, therefore, Con Edison and Con Edison of New York expect to make discretionary contributions to the pension plan of $281 million and $244 million, respectively, of which Con Edison of New York contributed $92 million in the first quarter of 2009. The Companies’ 2009 funding level for the non-qualified supplemental pension plans has not yet been determined. The Companies are continuing to monitor changes to funding and tax laws that may impact future pension plan funding requirements.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note F - Other Postretirement Benefits

Reference is made to Note F to the financial statements in Item 8 of the Form 10-K.

Net Periodic Benefit Cost

The components of the Companies’ net periodic postretirement benefit costs for the three months ended March 31, 2009 and 2008 were as follows:

	Con Edison		Con Edison of New York
(Millions of Dollars)	2009	2008	2009	2008
Service cost	$5	$5	$4	$4
Interest cost on accumulated other postretirement benefit obligation	24	24	21	21
Expected return on plan assets	(21)	(22)	(20)	(20)
Amortization of net actuarial loss	18	17	16	15
Amortization of prior service cost	(3)	(3)	(3)	(3)
Amortization of transition obligation	1	1	1	1
NET PERIODIC POSTRETIREMENT BENEFIT COST	$24	$22	$19	$18
Cost capitalized	(9)	(8)	(7)	(6)
Cost deferred	(1)	(7)	(2)	(7)
Cost charged to operating expenses	$14	$7	$10	$5

In the first quarter of 2009, in accordance with SFAS No. 158 and based on the final actuarial valuation as of December 31, 2008, Con Edison adjusted the estimated amounts recorded in accordance with SFAS No. 158 by increasing its liability for other postretirement benefits by $4 million and the related regulatory asset by $5 million and recognizing a charge of $1 million (net of taxes) to OCI. Con Edison of New York recorded an additional liability for other postretirement benefits of $11 million and an additional regulatory asset of $11 million.

Expected Contributions

Based on current estimates, Con Edison and Con Edison of New York expect to make contributions of $86 million and $73 million, respectively, to the other postretirement benefit plans in 2009.

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

The accrued liabilities and regulatory assets related to Superfund Sites at March 31, 2009 and December 31, 2008 were as follows:

	Con Edison		Con Edison of New York
(Millions of Dollars)	2009	2008	2009	2008
Accrued Liabilities:
Manufactured gas plant sites	$202	$207	$150	$155
Other Superfund Sites	47	43	46	41
Total	$249	$250	$196	$196
Regulatory assets	$391	$378	$329	$315

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

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

There were no insurance recoveries received related to Superfund Sites for the three months ended March 31, 2009 and 2008. Environmental remediation costs incurred related to Superfund Sites during the three months ended March 31, 2009 and 2008 were as follows:

	Con Edison		Con Edison of New York
(Millions of Dollars)	2009	2008	2009	2008
Remediation costs incurred	$16	$22	$16	$21

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

Asbestos Proceedings

Suits have been brought in New York State and federal courts against the Utilities and many other defendants, wherein a large number of plaintiffs sought large amounts of compensatory and punitive damages for deaths and injuries allegedly caused by exposure to asbestos at various premises of the Utilities. The suits that have been resolved, which are many, have been resolved without any payment by the Utilities, or for amounts that were not, in the aggregate, material to them. The amounts specified in all the remaining thousands of suits total billions of dollars; however, the Utilities believe that these amounts are greatly exaggerated, based on the disposition of previous claims. In 2008, Con Edison of New York estimated that its aggregate undiscounted potential liability for these suits and additional suits that may be brought over the next 15 years is $9 million. The estimate was based upon a combination of modeling, historical data analysis and risk factor assessment. Actual experience may be materially different. In addition, certain current and former employees have claimed or are claiming workers’ compensation benefits based on alleged disability from exposure to asbestos. Under its current rate agreements, Con Edison of New York is permitted to defer as regulatory assets (for subsequent recovery through rates) costs incurred for its asbestos lawsuits and workers’ compensation claims. The

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

accrued liability for asbestos suits and workers’ compensation proceedings (including those related to asbestos exposure) and the amounts deferred as regulatory assets for the Companies at March 31, 2009 and December 31, 2008 were as follows:

	Con Edison		Con Edison of New York
(Millions of Dollars)	2009	2008	2009	2008
Accrued liability – asbestos suits	$10	$10	$9	$9
Regulatory assets – asbestos suits	$10	$10	$9	$9
Accrued liability – workers’ compensation	$114	$114	$108	$109
Regulatory assets – workers’ compensation	$37	$38	$37	$38

Note H - Other Material Contingencies

Manhattan Steam Main Rupture

In July 2007, a Con Edison of New York steam main located in midtown Manhattan ruptured. It has been reported that one person died and others were injured as a result of the incident. Several buildings in the area were damaged. Debris from the incident included dirt and mud containing asbestos. The response to the incident required the closing of several buildings and streets for various periods. Over ninety suits are pending against the company seeking generally unspecified compensatory and, in some cases, punitive damages, for personal injury, property damage and business interruption. The company has not accrued a liability for the suits. The company has notified its insurers of the incident and believes that the policies in force at the time of the incident will cover most of the company’s costs, which the company is unable to estimate, but which could be substantial, to satisfy its liability to others in connection with the incident.

Investigation of Contractor Payments

In January 2009, Con Edison of New York commenced an internal investigation relating to the arrests of certain employees and retired employees for accepting kickbacks from contractors that performed construction work for the company. The company has retained a law firm, which has retained an accounting firm, to assist in the company’s investigation. The company is providing information to governmental authorities in connection with their investigation of the arrested employees and contractors. The company has terminated its employment of the arrested employees and its contracts with the contractors. In February 2009, the PSC commenced a proceeding that, among other things, will examine the prudence of certain of the company’s expenditures relating to the arrests and consider whether additional expenditures should also be examined. The company, based upon its evaluation of its internal controls for 2008 and previous years, believes that the controls were effective to provide reasonable assurance that its financial statements have been fairly presented, in all material respects, in

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

conformity with generally accepted accounting principles. Because the company’s investigation is in its early stages, the company is unable to predict the impact of any of the employees’ unlawful conduct on the company’s internal controls, business, results of operations or financial position.

Permit Non-Compliance and Pollution Discharges

In March 2009, the New York State Department of Environmental Conservation (DEC) issued a proposed Administrative Order on Consent to Con Edison of New York with respect to non-compliance with certain laws, regulations and permit conditions and discharges of pollutants at the company’s steam generating facilities. The proposed order effectively institutes a civil enforcement proceeding against the company. In the proposed order, the DEC is seeking, among other things, the company’s agreement to pay a penalty in an amount the DEC has not yet specified, retain an independent consultant to conduct a comprehensive audit of the company’s generating facilities to determine compliance with federal and New York State environmental laws and regulations and recommend best practices, remove all equipment containing polychlorinated biphenyls from the company’s steam and electric facilities, remediate polychlorinated biphenyl contamination, install certain wastewater treatment facilities, and comply with additional sampling, monitoring, and training requirements. The company will seek to resolve this proceeding through a negotiated settlement with the DEC. It is unable to predict the impact of the proceeding on the company’s operations or the amount of the penalty and the additional costs, which could be substantial, to comply with the requirements resulting from this proceeding.

Lease In/Lease Out Transactions

In each of 1997 and 1999, Con Edison Development entered into a transaction in which it leased property and then immediately subleased it back to the lessor (termed “Lease In/Lease Out,” or LILO transactions). The transactions respectively involve electric generating and gas distribution facilities in the Netherlands, with a total investment of $259 million. The transactions were financed with $93 million of equity and $166 million of non-recourse, long-term debt secured by the underlying assets. In accordance with SFAS No. 13, “Accounting for Leases,” Con Edison is accounting for the two LILO transactions as leveraged leases. Accordingly, the company’s investment in these leases, net of non-recourse debt, is carried as a single amount in Con Edison’s consolidated balance sheet and income is recognized pursuant to a method that incorporates a level rate of return for those years when net investment in the lease is positive, based upon the after-tax cash flows projected at the inception of the leveraged leases. The company’s net investment in these leveraged leases was $(12) million at March 31, 2009 and $(8) million at December 31, 2008 and is comprised of a $235 million gross investment less $247 million of deferred tax liabilities at March 31, 2009 and $235 million gross investment less $243 million of deferred tax liabilities at December 31, 2008.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

On audit of Con Edison’s tax return for 1997, the Internal Revenue Service (IRS) disallowed the tax losses in connection with the 1997 LILO transaction. In December 2005, Con Edison paid a $0.3 million income tax deficiency asserted by the IRS for the tax year 1997 with respect to the 1997 LILO transaction. In April 2006, the company paid interest of $0.2 million associated with the deficiency and commenced an action in the United States Court of Federal Claims, entitled Consolidated Edison Company of New York, Inc. v. United States, to obtain a refund of this tax payment and interest. A trial was completed in November 2007, post trial briefs have been filed and oral argument took place on August 13, 2008. A decision is expected later this year.

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

In a third LILO case, a jury verdict was rendered, partially favorable to the taxpayer and partially favorable to the government. See, Fifth Third Bancorp & Subsidiaries v. United States, 1:05-CV-350 (S.D. Ohio April 18, 2008). In December 2008, this case was conditionally dismissed without prejudice to the parties until June 2, 2009, for the purpose of pursuing a settlement. In the event a settlement is not reached, the case will be reinstated to the Court calendar.

In connection with its audit of Con Edison’s federal income tax return for the tax years 2007 and 2006, the IRS disallowed $41 million and $43 million of net tax deductions taken with respect to both of the LILO transactions for the tax years. Con Edison plans to file an appeal of the 2007 audit level

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

disallowance and has filed an appeal of the 2006 audit level disallowance with the Appeals Office of the IRS. In connection with its audit of Con Edison’s federal income tax returns for the tax years 1998 through 2005, the IRS indicated that it intends to disallow $332 million of net tax deductions taken with respect to both of the LILO transactions for the tax years. If and when these audit level disallowances become appealable, Con Edison intends to file appeals of the disallowances with the Appeals Office of the IRS.

Con Edison believes that its LILO transactions have been correctly reported, and has not recorded any reserve with respect to the disallowance of tax losses, or related interest, in connection with its LILO transactions. Con Edison’s estimated tax savings, reflected in its financial statements, from the two LILO transactions through March 31, 2009, in the aggregate, was $201 million. If Con Edison were required to repay all or a portion of these amounts, it would also be required to pay interest of up to $82 million at March 31, 2009.

In July 2006, the FASB issued FASB Staff Position (FSP) No. FASB Statement (FAS) 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction,” which became effective for fiscal years beginning after December 15, 2006. This FSP requires the expected timing of income tax cash flows generated by Con Edison’s LILO transactions to be reviewed at least annually. If the expected timing of the cash flows is revised, the rate of return and the allocation of income would be recalculated from the inception of the LILO transactions, and the company would be required to recalculate the accounting effect of the LILO transactions, which would result in a charge to earnings that could have a material adverse effect on the company’s results of operations.

Guarantees

Con Edison and its subsidiaries enter into various agreements providing financial or performance assurance primarily to third parties on behalf of their subsidiaries. Maximum amounts guaranteed by Con Edison totaled $1.7 billion and $1.6 billion at March 31, 2009 and December 31, 2008, respectively.

A summary, by type and term, of Con Edison’s total guarantees at March 31, 2009 is as follows:

Guarantee Type	0 – 3 years	4 – 10 years	> 10 years	Total
	(Millions of Dollars)
Commodity transactions	$890	$43	$164	$1,097
Affordable housing program	—	12	—	12
Intra-company guarantees	39	—	1	40
Other guarantees	475	27	—	502
TOTAL	$1,404	$82	$165	$1,651

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

For a description of guarantee types, see Note H to the financial statements in Item 8 of the Form 10-K.

Note I - Financial Information by Business Segment

Reference is made to Note N to the financial statements in Item 8 of the Form 10-K.

The financial data for the business segments are as follows:

	For the Three Months Ended March 31,
	Operating revenues		Inter-segment revenues		Depreciation and amortization		Operating income
(Millions of Dollars)	2009	2008	2009	2008	2009	2008	2009	2008
Con Edison of New York
Electric	$1,658	$1,715	$3	$3	$142	$117	$125	$163
Gas	781	741	1	1	24	22	131	114
Steam	331	285	18	18	15	15	69	56
Consolidation adjustments	—	—	(22)	(22)	—	—	—	—
Total Con Edison of New York	$2,770	$2,741	$—	$—	$181	$154	$325	$333
O&R
Electric	$146	$158	$—	$—	$7	$7	$7	$5
Gas	106	105	—	—	3	3	14	14
Total O&R	$252	$263	$—	$—	$10	$10	$21	$19
Competitive energy businesses	$412	$574	$(2)	$1	$1	$1	$(26)	$38
Other*	(11)	(1)	2	(1)	—	—	(1)	—
Total Con Edison	$3,423	$3,577	$—	$—	$192	$165	$319	$390
*	Parent company expenses, primarily interest, and consolidation adjustments. Other does not represent a business segment.

Note J - Derivative Instruments and Hedging Activities

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

Effective January 1, 2009, the Companies adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS No. 161). SFAS No. 161 amends and expands the disclosure requirements of Statement 133 with the intent to provide users of financial statements with enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The Statement requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements.

Energy Price Hedging

Con Edison’s subsidiaries hedge market price fluctuations associated with physical purchases and sales of electricity, natural gas, and steam by using derivative instruments including futures, forwards, basis swaps, options, transmission congestion contracts and financial transmission rights contracts. The fair values of these derivative instruments at March 31, 2009 and December 31, 2008 were as follows:

	Con Edison		Con Edison of New York
(Millions of Dollars)	2009	2008	2009	2008
Fair value of net derivative assets/(liabilities) - gross	$(578)	$(428)	$(316)	$(259)
Impact of netting of cash collateral	407	322	242	224
Fair value of net derivative assets/(liabilities) - net	$(171)	$(106)	$(74)	$(35)

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

At March 31, 2009, Con Edison and Con Edison of New York had $349 million and $47 million of credit exposure in connection with energy supply and hedging activities, net of collateral, respectively. Con Edison’s net credit exposure consisted of $246 million with investment-grade counterparties and $103 million primarily with commodity exchange brokers or independent system operators. Con Edison of New York’s entire net credit exposure was with commodity exchange brokers.

Economic Hedges

The Companies enter into derivative instruments that do not qualify or are not designated as hedges under SFAS No. 133. However, management believes these instruments represent economic hedges that mitigate exposure to fluctuations in commodity prices.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

The fair values of the Companies commodity derivatives at March 31, 2009 were:

Fair Value of Commodity Derivatives(a)
(Millions of Dollars)	Balance Sheet Location	Con Edison	Con Edison of New York
Asset Derivatives
Current	Fair value of derivative assets	$751	$295
Long term	Other deferred charges and non-current assets	378	143
Total assets derivatives		$1,129	$438
Impact of netting		(883)	(381)
Net assets derivatives		$246	$57
Liability Derivatives
Current	Fair value of derivative liabilities	$1,174	$519
Long term	Fair value of derivative liabilities	533	235
Total liability derivatives		$1,707	$754
Impact of netting		(1,290)	(623)
Net liability derivatives		$417	$131
(a)	Qualifying derivative contracts, which have been designated as normal purchases or normal sales contracts, are not reported at fair value under SFAS No. 133 and, therefore, are excluded from the table.

The Utilities generally recover all of their prudently incurred fuel, purchased power and gas cost, including hedging gains and losses, in accordance with rate provisions approved by the applicable state utility commissions. See “Recoverable Energy Costs” in Note A to the financial statements in Item 8 of the Form 10-K. In accordance with SFAS No. 71, the Utilities record a regulatory asset or liability to defer recognition of unrealized gains and losses on their electric and gas derivatives. As gains and losses are realized in future periods, they will be recognized as purchased power, gas and fuel costs in the Companies’ consolidated income statements. Con Edison’s competitive energy businesses record realized and unrealized gains and losses on their derivative contracts in earnings in the reporting period in which they occur.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

The following table presents the changes in the fair values of commodity derivatives that have been deferred or recognized in earnings for the three months ended March 31, 2009:

Realized and Unrealized Gains/(Losses) on Commodity Derivatives(a) Deferred or Recognized in Income for the Three Months Ended March 31, 2009
(Millions of Dollars)	Balance Sheet Location	Con Edison	Con Edison of New York
Pre-tax gains/(losses) deferred in accordance with FAS71:
Current	Deferred derivative gains	$(4)	$(4)
Total deferred gains		$(4)	$(4)
Current	Deferred derivative losses	$(36)	$(23)
Current	Recoverable energy costs	$(181)	$(157)
Long term	Regulatory assets	(45)	(31)

Total deferred losses		$(262)	$(211)
Net deferred losses		$(266)	$(215)
	Income Statement Location
Pre-tax gain/(loss) recognized in income
	Purchased power expense	$(111)	$—
	Gas purchased for resale	3	—
	Non-utility revenue	76 (b)	—
Total pre-tax gain/(loss) recognized in income		$(32)	$—
(a)	Qualifying derivative contracts, which have been designated as normal purchases or normal sales contracts, are not reported at fair value under SFAS No. 133 and, therefore, are excluded from the table.
(b)	For the three months ended March 31, 2009, Con Edison recorded in non-utility operating revenues an unrealized pre-tax loss of $57 million.

As of March 31, 2009, Con Edison had 988 contracts, including 377 Con Edison of New York contracts, which were considered to be derivatives under SFAS No. 133 (excluding qualifying derivative contracts, which have been designated as normal purchases or normal sales contracts). The following table presents the number of contracts by commodity type:

	Electric Derivatives				Gas Derivatives
	Number of Energy Contracts(a)	MWhs(b)	Number of Capacity Contracts(a)	MWs(b)	Number of Contracts(a)	Dths(b)	Total Number of Contracts(a
Con Edison	515	13,539,952	96	8,205	377	129,678,850	988
Con Edison of New York	85	1,142,000	—	—	292	125,900,000	377
(a)	Qualifying derivative contracts, which have been designated as normal purchases or normal sales contracts, are not reported at fair value under SFAS No. 133 and, therefore, excluded from the table.
(b)	Volumes are reported net of long and short positions.

The Companies also enter into electric congestion and gas basis swap contracts to hedge the congestion and transportation charges which are associated with electric and gas contracts and hedged volumes.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

The collateral requirements associated with, and settlement of, derivative transactions are included in net cash flows from operating activities in the Companies’ consolidated statement of cash flows. Most derivative instrument contracts contain provisions that may require the Companies to provide collateral on derivative instruments in net liability positions. The amount of collateral to be provided will depend on the fair value of the derivative instruments and the Companies’ credit ratings.

The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position and collateral posted at March 31, 2009, and the additional collateral that would have been required to be posted had the lowest applicable credit rating been reduced one level and to below investment grade were:

(Millions of Dollars)	Utilities(a)(b)	Competitive Energy Businesses(a)
Aggregate fair value – net liability	$206	$324
Collateral posted	$95	$283
Current credit ratings(c)	A1/A-	A2/BBB+/BBB+
Additional Collateral(e) (downgrade one level)	$35	$3(d)
Additional Collateral(e) (downgrade to below investment grade)	$134	$185(d)
(a)	Non-derivative transactions for the purchase and sale of electricity and gas and qualifying derivative instruments, which have been designated as normal purchases or normal sales, are excluded from the table.
(b)	The Utilities enter into separate derivative instruments, pursuant to which credit limits with the same counterparties are managed on an integrated basis. For Con Edison of New York, at March 31, 2009, the aggregate fair value of all derivative positions with credit-risk-related contingent features that are in a net liability position was $130 million as to which the company posted an estimated $61 million of collateral.
(c)	For Con Edison of New York, the currently applicable ratings (shown above) are the ratings of its unsecured debt by Moody’s and S&P. For Con Edison’s competitive energy businesses, the currently applicable ratings (shown above) are Con Edison’s long-term credit rating by Moody’s, S&P and Fitch. Credit ratings assigned by rating agencies are expressions of opinions that are subject to revision or withdrawal at any time by the assigning rating agency.
(d)	If Con Edison was downgraded, Con Edison’s competitive energy businesses would have been required to post additional collateral of $2 million and $78 million for a one level downgrade and a below investment grade downgrade, respectively, even though the aggregate fair value amount of the associated derivative instruments are in a net asset position as of March 31, 2009. These amounts have been excluded from the table.
(e)	The Companies measure the collateral requirements by taking into consideration the fair value amounts of derivative instruments that contain credit-risk-related contingent features that are in a net liability position plus amounts owed to counterparties for settled transactions and amounts required by counterparties for minimum financial security. The fair value amounts represent unrealized losses, net of any unrealized gains where the Companies have a legally enforceable right of setoff.

Interest Rate Swaps

In May 2008, Con Edison Development’s interest rate swaps that were designated as cash flow hedges under SFAS No. 133 were sold. The losses were classified to income/(loss) from discontinued operations for the year ended December 31, 2008 and were immaterial to Con Edison’s results of operations.

O&R has an interest rate swap related to its Series 1994A Debt. See Note C. O&R pays a fixed-rate of 6.09 percent and receives a LIBOR-based variable rate. The fair value of this interest rate swap at March 31, 2009 was an unrealized loss of $14 million, which has been included in Con Edison’s consolidated balance sheet as a noncurrent liability/fair value of derivative liabilities and a regulatory

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

asset. The increase in the fair value of the swap for the three months ended March 31, 2009 was $1 million. In the event O&R’s credit rating was downgraded to BBB-/Baa3 or lower, the swap counterparty could elect to terminate the agreement and O&R would be required to settle immediately.

Note K - Fair Value Measurements

Reference is made to Note P to the financial statements in Item 8 of the Form 10-K.

FASB Statement No. 157, “Fair Value Measurements” (SFAS No. 157) defines fair value, establishes a framework for measuring fair value and expands the disclosures about fair value measurements.

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2009 are summarized below under the three-level hierarchy established by SFAS No. 157. SFAS No. 157 defines the levels within the hierarchy as follows:

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

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2009 are summarized below:

	Level 1		Level 2		Level 3		Netting Adjustments (4)		Total
(Millions of Dollars)	Con Edison	Con Edison of New York	Con Edison	Con Edison of New York	Con Edison	Con Edison of New York	Con Edison	Con Edison of New York	Con Edison	Con Edison of New York
Derivative assets:
Energy (1)	$1	$—	$205	$20	$339	$20	$(266)	$49	$279	$89
Other assets (3)	22	22	—	—	68	61	—	—	90	83
Total	$23	$22	$205	$20	$407	$81	$(266)	$49	$369	$172
Derivative liabilities:
Energy (1)	$40	$39	$629	$290	$454	$27	$(673)	$(193)	$450	$163
Financial & other (2)	—	—	—	—	14	—	—	—	14	—
Total	$40	$39	$629	$290	$468	$27	$(673)	$(193)	$464	$163

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

(1)	A significant portion of the energy derivative contracts categorized in Level 3 is valued using either an industry acceptable model or an internally developed model with observable inputs. The models also include some less readily observable inputs resulting in the classification of the entire contract as Level 3. See Note J.
(2)	Includes an interest rate swap. See Note J.
(3)	Other assets are comprised of assets such as life insurance contracts within the Deferred Income Plan and Supplemental Retirement Income Plans, held in rabbi trusts.
(4)	Amounts represent the impact of legally-enforceable master netting agreements that allow the Companies to net gain and loss positions and cash collateral held or placed with the same counterparties.

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2008 are summarized below:

	Level 1		Level 2		Level 3		Netting Adjustments (4)		Total
(Millions of Dollars)	Con Edison	Con Edison of New York	Con Edison	Con Edison of New York	Con Edison	Con Edison of New York	Con Edison	Con Edison of New York	Con Edison	Con Edison of New York
Derivative assets:
Energy (1)	$1	$—	$150	$38	$206	$16	$(117)	$65	$240	$119
Other assets (3)	23	23	—	—	73	65	—	—	96	88
Total	$24	$23	$150	$38	$279	$81	$(117)	$65	$336	$207
Derivative liabilities:
Energy (1)	$34	$34	$495	$264	$256	$15	$(439)	$(159)	$346	$154
Financial & other (2)	—	—	—	—	15	—	—	—	15	—
Total	$34	$34	$495	$264	$271	$15	$(439)	$(159)	$361	$154
(1)	A significant portion of the energy derivative contracts categorized in Level 3 is valued using either an industry acceptable model or an internally developed model with observable inputs. The models also include some less readily observable inputs resulting in the classification of the entire contract as Level 3. See Note O to the financial statements in Item 8 of the Form 10-K.
(2)	Includes an interest rate swap. See Note O to the financial statements in Item 8 of the Form 10-K.
(3)	Other assets are comprised of assets such as life insurance contracts within Deferred Income Plan and Supplemental Retirement Income Plans, held in rabbi trusts.
(4)	Amounts represent the impact of legally-enforceable master netting agreements that allow the Companies to net gain and loss positions and cash collateral held or placed with the same counterparties.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

The table listed below provides a reconciliation of the beginning and ending net balances for assets and liabilities measured at fair value as of March 31, 2009 and classified as Level 3 in the fair value hierarchy:

	For the Three Months Ended March 31, 2009
	Beginning Balance as of January 1, 2009	Total Gains/(Losses) – Realized and Unrealized		Purchases, Issuances, Sales and Settlements	Transfer In/Out of Level 3	Ending Balance as of March 31, 2009
(Millions of Dollars)		Included in Earnings	Included in Regulatory Assets and Liabilities
Con Edison
Derivatives:
Energy	$(50)	$(29)	$(52)	$16	$—	$(115)
Financial & other	(15)	—	1	—	—	(14)
Other	73	(2)	(3)	—	—	68
Total	$8	$(31)	$(54)	$16	$—	$(61)
Con Edison of New York
Derivatives:
Energy	$1	$(1)	$(8)	$1	$—	$(7)
Other	65	(2)	(2)	—	—	61
Total	$66	$(3)	$(10)	$1	$—	$54

The table listed below provides a reconciliation of the beginning and ending net balances for assets and liabilities measured at fair value as of March 31, 2008 and classified as Level 3 in the fair value hierarchy:

	For the Three Months Ended March 31, 2008
	Beginning Balance as of January 1, 2008	Total Gains/(Losses) – Realized and Unrealized		Purchases, Issuances, Sales and Settlements	Transfer In/Out of Level 3	Ending Balance as of March 31, 2008
(Millions of Dollars)		Included in Earnings	Included in Regulatory Assets and Liabilities
Con Edison
Derivatives:
Energy	$23	$(45)	$72	$(24)	$—	$26
Financial & other	(11)	—	(3)	—	—	(14)
Other	107	(2)	(3)	—	—	102
Total	$119	$(47)	$66	$(24)	$—	$114
Con Edison of New York
Derivatives:
Energy	$11	$(15)	$34	$(20)	$—	$10
Other	95	(1)	(3)	—	—	91
Total	$106	$(16)	$31	$(20)	$—	$101

For the Utilities, realized gains and losses on Level 3 energy derivative assets and liabilities are reported as part of purchased power and gas costs. The Utilities generally recover these costs in accordance with rate provisions approved by the applicable state public utilities commissions. See Note A to the

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

financial statements in Item 8 of the Form 10-K. Unrealized gains and losses for energy derivatives are generally deferred on the consolidated balance sheet in accordance with SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation.”

For the competitive energy businesses, realized and unrealized gains and losses on Level 3 energy derivative assets and liabilities are reported in non-utility revenues ($14 million loss and $31 million loss) and purchased power costs ($1 million loss and $1 million gain) on the consolidated income statement for the three months ended March 31, 2009 and 2008, respectively. The change in unrealized gains or losses relating to assets still held at March 31, 2009, included in non-utility revenues for the three months ended March 31, 2009, is a $15 million loss. The change in unrealized gains or losses relating to assets still held at March 31, 2008, included in non-utility revenues and purchased power costs is $(30) million and $1 million, respectively.

For the Utilities, realized and unrealized gains and losses on Level 3 other assets of $(2) million and $(2) million are reported in investment and other income on the consolidated income statement for the three months ended March 31, 2009 and 2008, respectively.

Note L - New Financial Accounting Standards

Reference is made to Note T to the financial statements in Item 8 of the Form 10-K.

In April 2009, the FASB issued FSP FAS 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly.” This FSP provides additional guidance on how fair value measurements might be determined in an inactive market. The FSP provides factors for determining whether a market is active and subsequently whether a transaction is distressed. Additionally, this FSP requires an entity to disclose a change in valuation technique (and the related inputs) resulting from the application of the FSP and to quantify its effects, if practicable. This FSP applies to all fair value measurements when appropriate and is effective for interim and annual periods ending after June 15, 2009; early adoption is permitted for periods ending after March 15, 2009. The application of this FSP is not expected to have a material impact on the Companies’ financial position, results of operations and liquidity.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” This FSP amends the method for determining whether an other-than-temporary impairment exists for debt securities and the amount of an impairment charge to be recorded in earnings. Under the FSP, an entity must assess the likelihood of selling the security prior to recovering its cost basis to determine whether an other-than-temporary impairment exists. This FSP is effective for interim and annual periods ending after June 15, 2009; early adoption is

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

permitted for periods ending after March 15, 2009. The application of this FSP is not expected to have a material impact on the Companies’ financial position, results of operations and liquidity.

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (APB) 28-1 “Interim Disclosures about Fair Value of Financial Instruments.” This FSP applies to all financial instruments within the scope of FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments,” and requires entities to disclose the methods and significant assumptions used to estimate the fair value of financial instruments, in both interim financial statements as well as annual financial statements. This FSP is effective for interim and annual periods ending after June 15, 2009; early adoption is permitted for periods ending after March 15, 2009. The application of this FSP is not expected to have a material impact on the Companies’ financial position, results of operations and liquidity.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF NEW YORK)

This combined management’s discussion and analysis of financial condition and results of operations (MD&A) relates to the consolidated financial statements (the First Quarter Financial Statements) included in this report of two separate registrants: Consolidated Edison, Inc. (Con Edison) and Consolidated Edison Company of New York, Inc. (Con Edison of New York) and should be read in conjunction with the financial statements and the notes thereto. As used in this report, the term the “Companies” refers to Con Edison and Con Edison of New York. Con Edison of New York is a subsidiary of Con Edison and, as such, information in this MD&A about Con Edison of New York applies to Con Edison.

This MD&A should be read in conjunction with the First Quarter Financial Statements and the notes thereto and the MD&A in Item 7 of the Companies’ combined Annual Report on Form 10-K for the year ended December 31, 2008 (File Nos. 1-14514 and 1-1217, the Form 10-K).

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

Corporate Overview

Con Edison’s principal business operations are those of its utility companies, Con Edison of New York and Orange and Rockland Utilities, Inc. (O&R), together known as the “Utilities.” Con Edison also has competitive energy businesses (see “Competitive Energy Businesses,” below). Certain financial data of Con Edison’s businesses is presented below:

	Three Months Ended March 31, 2009				At March 31, 2009
(Millions of Dollars)	Operating Revenues		Net Income for Common Stock		Assets
Con Edison of New York	$2,770	81%	$197	109%	$31,024	91%
O&R	252	7%	12	7%	2,155	6%
Total Utilities	3,022	88%	209	116%	33,179	97%
Con Edison Development (a)	—	—%	—	—%	418	1%
Con Edison Energy (a)	183	5%	12	7%	296	1%
Con Edison Solutions (a)	227	7%	(37)	(21)%	152	—%
Other (b)	(9)	—%	(4)	(2)%	179	1%
Total Con Edison	$3,423	100%	$180	100%	$34,224	100%
(a)	Net income from the competitive energy businesses for the three months ended March 31, 2009 includes $(34) million of net after-tax mark-to-market gains/(losses) (Con Edison Development, $1 million, Con Edison Energy, $6 million and Con Edison Solutions, $(41) million).
(b)	Represents inter-company and parent company accounting. See “Results of Operations,” below.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

Con Edison’s net income for common stock for the three months ended March 31, 2009 was $180 million or $0.66 a share compared with earnings of $303 million or $1.11 a share for the three months ended March 31, 2008. See “Results of Operations – Summary,” below.

Regulated Utilities

Con Edison of New York provides electric service to approximately 3.3 million customers and gas service to approximately 1.1 million customers in New York City and Westchester County. The company also provides steam service in parts of Manhattan. O&R, along with its regulated utility businesses, provides electric service to approximately 0.3 million customers in southeastern New York and adjacent areas of northern New Jersey and eastern Pennsylvania and gas service to over 0.1 million customers in southeastern New York and adjacent areas of eastern Pennsylvania.

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

The weather during the summer of 2008 was cooler than design conditions. The highest peak electric demand reached in 2008 was 12,987 MW for Con Edison of New York and 1,530 MW for O&R. Both peaks occurred on June 10, 2008. The Companies have continued to monitor the effects of the

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

ongoing global financial turmoil on the local economy and have reduced their outlook for customer demand. The Utilities currently estimate that, under design weather conditions, the 2009 peak electric demand in their respective service areas will be 13,750 MW for Con Edison of New York and 1,650 MW for O&R. The average annual growth rate of the peak electric demand over the next five years at design conditions is estimated to be approximately 0.6 percent for Con Edison of New York and 2.1 percent for O&R. The Con Edison of New York forecasted peak demand includes the impact of permanent demand reduction programs. The Companies anticipate an ongoing need for substantial capital investment in order to meet this growth in peak usage with the high level of reliability that they currently provide (see “Liquidity and Capital Resources—Capital Requirements,” below).

The Utilities have rate plans approved by state utility regulators that cover the rates they can charge their customers. Con Edison of New York’s electric, gas and steam rate plans are effective through April 2010, September 30, 2010 and September 30, 2010, respectively. In April 2009, the New York State Public Service Commission (PSC) adopted an order granting Con Edison of New York an electric rate increase, retroactive to April 6, 2009. In May 2009, Con Edison of New York expects to file a request for a new electric rate plan to be effective April 2010. O&R’s rate plans for its electric and gas service in New York and its subsidiary’s electric service in New Jersey extend through June 30, 2011, October 31, 2009 and March 31, 2010, respectively. Pursuant to the Utilities’ multi-year rate plans, charges to customers generally may not be changed during the respective terms of the rate plans other than for recovery of the costs incurred for energy supply, for specified increases provided in the rate plans and for limited other exceptions. The New York rate plans for Con Edison of New York’s gas and steam operations as well as O&R’s electric and gas operations generally require the Utilities to share with customers earnings in excess of specified rates of return on common equity capital. Under the revenue decoupling mechanisms in Con Edison of New York’s current electric and gas rate plans and O&R’s electric rate plan, the Utilities’ revenues will generally not be affected by changes in delivery volumes from levels assumed when rates were approved. See “Regulatory Matters” below, “Recoverable Energy Costs” and “Rate Agreements” in Notes A and B, respectively, to the financial statements in Item 8 of the Form 10-K and Notes A and B to the First Quarter Financial Statements.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

Competitive Energy Businesses

Con Edison’s competitive energy businesses participate in segments of the electricity industry that are less comprehensively regulated than the Utilities. These segments include the sales and related hedging of electricity to wholesale and retail customers and sales of certain energy-related products and services. At March 31, 2009, Con Edison’s equity investment in its competitive energy businesses was $201 million and their assets amounted to $866 million. Con Edison is evaluating additional opportunities to invest in electric and gas-related businesses.

Consolidated Edison Solutions, Inc. (Con Edison Solutions) sells electricity directly to delivery-service customers of utilities primarily in the Northeast and Mid-Atlantic regions (including some of the Utilities’ customers) and also offers energy-related services. Con Edison Solutions does not sell electricity to the Utilities. The company sold approximately 2.7 million MWHs of electricity to customers over the three-month period ended March 31, 2009.

Consolidated Edison Development, Inc. (Con Edison Development) participates in infrastructure projects. In 2008, Con Edison Development and its subsidiary, CED/SCS Newington, LLC, completed the sale of their ownership interests in power generating projects with an aggregate capacity of approximately 1,706 MW. See Note V to the financial statements in Item 8 of the Form 10-K.

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

Discontinued Operations

In 2008, Con Edison Development and its subsidiary, CED/SCS Newington, LLC, completed the sale of their ownership interests in power generating projects with an aggregate capacity of approximately 1,706 MW. See Note V to the financial statements in Item 8 of the Form 10-K.

Results of Operations—Summary

Con Edison’s earnings per share for the three months ended March 31, 2009 were $0.66 (basic and diluted basis) compared with $1.11 (basic and diluted basis) for the 2008 period.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

Net income for common stock for the three months ended March 31, 2009 and 2008 was as follows:

(Millions of Dollars)	2009	2008
Con Edison of New York	$197	$219
O&R	12	12
Competitive energy businesses (a)	(25)	40
Other (b)	(4)	29
Total continuing operations	180	300
Discontinued operations (c)	—	3
CON EDISON	$180	$303
(a)	Includes $(34) million of net after-tax mark-to-market losses in 2009 and $33 million of net after-tax mark-to-market gains in 2008.
(b)	Other consists of inter-company and parent company accounting. In 2008, includes $30 million of after-tax net income for common stock related to the resolution of Con Edison’s legal proceeding with Northeast Utilities. See “Results of Operations,” below.
(c)	Represents the discontinued operations of certain of Con Edison Development’s generation projects. See Note V to the financial statements in Item 8 of the Form 10-K.

Con Edison’s results of operations for the three months ended March 31, 2009, as compared with the 2008 period, reflect changes in the Utilities’ rate plans (including lower allowed returns on equity and additional revenues designed to recover increases in certain operations and maintenance expenses, depreciation and property taxes, and interest charges), and the operating results of the competitive energy businesses (including net mark-to-market effects). Operations and maintenance expenses were higher in the three months ended March 31, 2009 compared with the 2008 period reflecting primarily higher costs, which are generally reflected in rates, such as pension and other post-retirement benefits, the support and maintenance of company underground facilities to accommodate municipal projects, the write-off of uncollectible accounts and additional operating programs. Depreciation and property taxes were higher in the three months ended March 31, 2009 compared with the 2008 period reflecting primarily the impact from increased capital expenditures. Results of operations for Con Edison in the 2008 period include the resolution of litigation with Northeast Utilities and the impact of discontinued operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

The following table presents the estimated effect on earnings per share and net income for common stock for the three months ended March 31, 2009 as compared with the 2008 period, resulting from these and other major factors:

	Variations
	Earnings per Share	Net Income for Common Stock (Millions of Dollars)
Con Edison of New York
Rate plans	$0.14	$38
Operations and maintenance expense	(0.14)	(37)
Long Island City power outage reserve in 2008	0.05	14
Depreciation, property taxes and other tax matters	(0.07)	(20)
Net interest expense	(0.03)	(7)
Other	(0.04)	(10)
Total Con Edison of New York	(0.09)	(22)
Orange and Rockland Utilities	0.01	—
Competitive energy businesses
Earnings excluding net mark-to-market effects and discontinued operations	0.01	2
Net mark-to-market effects	(0.24)	(67)
Discontinued operations	(0.01)	(3)
Total Competitive energy businesses	(0.24)	(68)
Northeast Utilities litigation settlement	(0.11)	(30)
Other, including parent company expenses	(0.02)	(3)
Total	$(0.45)	$(123)

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

Liquidity and Capital Resources

The Companies’ liquidity reflects cash flows from operating, investing and financing activities, as shown on their respective consolidated statement of cash flows and as discussed below. See “Liquidity and Capital Resources” in Item 7 of the Form 10-K. Changes in the Companies’ cash and temporary cash investments resulting from operating, investing and financing activities for the three months ended March 31, 2009 and 2008 are summarized as follows:

	Con Edison			Con Edison of New York
(Millions of Dollars)	2009	2008	Variance	2009	2008	Variance
Operating activities	$642	$560	$82	$636	$357	$279
Investing activities	(526)	(569)	43	(397)	(479)	82
Financing activities	461	(52)	513	326	41	285
Net change	577	(61)	638	565	(81)	646
Balance at beginning of period	74	219	(145)	37	121	(84)
Balance at end of period	$651	$158	$493	$602	$40	$562

Cash Flows from Operating Activities

The Utilities’ cash flows from operating activities reflect principally their energy sales and deliveries and cost of operations. The volume of energy sales and deliveries is dependent primarily on factors external to the Utilities, such as growth of customer demand, weather, market prices for energy, economic conditions and measures that promote energy efficiency. Under the revenue decoupling mechanisms in Con Edison of New York’s electric and gas rate plans and O&R’s electric rate plan, changes in delivery volumes from levels assumed when rates were approved may affect the timing of cash flows but not net income. See Note B to the financial statements in Item 8 of the Form 10-K and Note B to the First Quarter Financial Statements. The prices at which the Utilities provide energy to

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

their customers are determined in accordance with their rate agreements. In general, changes in the Utilities’ cost of purchased power, fuel and gas may affect the timing of cash flows but not net income because the costs are recovered in accordance with rate agreements. See “Recoverable Energy Costs” in Note A to the financial statements in Item 8 of the Form 10-K.

Net income is the result of cash and non-cash (or accrual) transactions. Only cash transactions affect the Companies’ cash flows from operating activities. Principal non-cash charges include depreciation and deferred income tax expense. Principal non-cash credits include amortizations of certain net regulatory liabilities. Non-cash charges or credits may also be accrued under the revenue decoupling mechanisms in Con Edison of New York’s current electric and gas rate plans and O&R’s electric rate plan. See “Application of Critical Accounting Policies – Accounting for Pensions and Other Postretirement Benefits” in Item 7 of the Form 10-K and Notes B, E and F to the First Quarter Financial Statements.

In March 2009, Con Edison of New York adopted unbilled revenue accounting which had the non-cash effect of increasing an accrued unbilled revenue receivable and regulatory liabilities. See Note A to the First Quarter Financial Statements.

Net cash flows from operating activities for the three months ended March 31, 2009 for Con Edison and Con Edison of New York were $82 million and $279 million higher, respectively, than in the 2008 period. The increases in net cash flows reflect the January 2008 semi-annual payment of Con Edison of New York’s New York City property taxes, with no comparable semi-annual payment in the 2009 period. The Company achieved a 1.5 percent reduction in its City property taxes for the fiscal year ending June 30, 2009 by prepaying the annual tax amount. For Con Edison, the increase was offset in part by increased cash collateral paid to brokers and counterparties on lower commodity prices on derivative transactions.

The change in net cash flows also reflects the timing of payments for and recovery of energy costs. This timing issue is reflected within changes to accounts receivable – customers, recoverable energy costs and accounts payable balances.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

Cash Flows used in Investing Activities

Net cash flows used in investing activities for Con Edison and Con Edison of New York were $43 million and $82 million lower, respectively, for the three months ended March 31, 2009 than in the 2008 period. The decreases for the Companies reflect primarily decreased utility construction expenditures and for Con Edison of New York, the repayment of loans by O&R. See Note S to the financial statements in Item 8 of the Form 10-K.

Cash Flows from Financing Activities

Net cash flows from financing activities for Con Edison and Con Edison of New York increased $513 million and $285 million, respectively, in the three months ended March 31, 2009 compared with the 2008 period.

Cash flows from financing activities for the three months ended March 31, 2009 and 2008 reflect the issuance of Con Edison common shares through its dividend reinvestment and employee stock plans (2009: 532,408 shares for $6 million, 2008: 480,707 shares for $12 million). In addition, as a result of the stock plan issuances, cash used to pay common stock dividends was reduced by $12 million in 2009 and $11 million in 2008.

In March 2009, Con Edison of New York issued $275 million 5.55% 5-year debentures and $475 million 6.65% 10-year debentures.

Cash flows from financing activities of the Companies also reflect commercial paper issuance (included on the consolidated balance sheets as “Notes payable”). The commercial paper amounts outstanding at March 31, 2009 and December 31, 2008 and the average daily balances for 2009 and 2008 for Con Edison and Con Edison of New York were as follows:

	2009		2008
(Millions of Dollars, except Weighted Average Yield)	Outstanding at March 31	Daily average	Outstanding at December 31	Daily average
Con Edison	$222	$366	$363	$517
Con Edison of New York	$—	$225	$253	$380
Weighted average yield	0.6%	0.6%	2.4%	3.4%

Common stock issuances and external borrowings are sources of liquidity that could be affected by changes in credit ratings, financial performance and capital market conditions. For information about the Companies’ credit ratings and certain financial ratios, see “Capital Resources” in Item 7 of the Form 10-K.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

Other Changes in Assets and Liabilities

The following table shows changes in certain assets and liabilities at March 31, 2009, compared with December 31, 2008.

(Millions of Dollars)	Con Edison 2009 vs. 2008 Variance	Con Edison of New York 2009 vs. 2008 Variance
Assets
Accrued unbilled revenue	$299	$304
Deferred derivative losses – current	36	23
Fair value of derivative assets – current	38	(14)
Gas in storage	(181)	(141)

Liabilities
Regulatory liability – Net unbilled revenue deferrals	109	109
Regulatory liability – Refundable energy costs-unbilled	87	87
Fair value of derivative liabilities – current	66	(2)
Pension and retiree benefits	(101)	(108)

Accrued Unbilled Revenue Asset and Regulatory Liabilities

In March 2009, Con Edison of New York began recording unbilled electric, gas and steam revenues in accordance with a PSC Order. See Note A to the First Quarter Financial Statements.

Fair Value of Derivative Assets/Liabilities and Deferred Derivative Gains/Losses

Fair value of derivative assets increased $38 million for Con Edison and decreased $14 million for Con Edison of New York at March 31, 2009 compared with December 31, 2008. The change for Con Edison is due primarily to the impact of lower electric commodity prices on the fair value of wholesale supply transactions at Con Edison Energy. In addition, fair value of derivative liabilities increased $66 million for Con Edison and decreased $2 million for Con Edison of New York at March 31, 2009 compared with December 31, 2008. The change for Con Edison is due primarily to the impact of lower electric and gas commodity prices on the hedging portfolios of the Utilities and competitive energy businesses from year-end 2008 and the timing of entering into new positions, offset in part by the maturity of certain contract positions and cash collateral.

Deferred derivative losses increased $36 million and $23 million for Con Edison and Con Edison of New York, respectively, at March 31, 2009 compared with December 31, 2008. The change for Con Edison is due primarily to the impact of lower electric and gas commodity prices on the hedging portfolios of the Utilities from year-end 2008 and the timing of entering into new positions, offset in part, by the maturity of certain contract positions.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

For the Utilities, mark-to-market activity had no effect on net income as the amounts were deferred as regulatory assets/liabilities (deferred derivative losses/gains). In accordance with provisions approved by state regulators, the Utilities generally recover from customers their energy supply costs, including gains and losses on derivative instruments used to hedge energy purchases. The mark-to-market accounting for Con Edison’s competitive energy businesses resulted in a net increase in the fair value of derivative assets and liabilities, due to higher levels of collateral. The competitive energy businesses record mark-to-market gains and losses on derivative instruments in earnings in the reporting period in which such changes occur. For the Companies, changes in fair value of derivative instruments may lead to collateral payments made to or received from counterparties or brokers that are reflected in the fair value of derivative assets and liabilities. See Note J to the First Quarter Financial Statements.

Gas in Storage

The decrease in gas in storage is due primarily to the withdrawal of gas from storage during the winter heating season when firm demand for gas in the Utilities’ service areas peaks.

Pension and Retiree Benefits

The decrease in pension and retiree benefits reflects the first quarter amortization of accounting costs, funding of the plan and the reconciliation of the underfunding of the pension and other retiree benefit plans as measured at December 31, 2008.

Capital Resources

At March 31, 2009, there was no material change in the Companies’ capital resources compared to those disclosed under “Capital Resources” in Item 7 of the Form 10-K, other than as described below and in “Regulatory Matters” below.

For each of the Companies, the ratio of earnings to fixed charges (Securities and Exchange Commission basis) for the three months ended March 31, 2009, the 12 months ended December 31, 2008 and the three months ended March 31, 2008 was:

	Earnings to Fixed Charges (Times)
	For the Three Months Ended March 31, 2009	For the Twelve Months Ended December 31, 2008	For the Three Months Ended March 31, 2008
Con Edison	2.7	3.4	4.3
Con Edison of New York	3.3	3.3	3.7

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

For each of the Companies, the common equity ratio at March 31, 2009 and December 31, 2008 was:

	Common Equity Ratio (Percent of total capitalization)
	March 31, 2009	December 31, 2008
Con Edison	48.9	50.7
Con Edison of New York	48.8	50.8

Con Edison of New York has $636 million of tax-exempt debt for which the interest rates are determined pursuant to periodic auctions. Of this amount, $391 million is insured by Ambac Assurance Corporation and $245 million is insured by Syncora Guarantee Inc. (formerly XL Capital Assurance Inc.). Credit rating agencies have downgraded the ratings of these insurers from AAA to lower levels. The weighted average annual interest rate on this tax-exempt debt was 1.22 percent for the three months ended March 31, 2009. The weighted average interest rate was 3.94 percent, 3.77 percent and 3.45 percent for the years 2008, 2007 and 2006, respectively. Under Con Edison of New York’s current electric and steam rate orders, variations in auction rate debt interest expense are reconciled to the levels set in rates.

Con Edison of New York has $225 million of uninsured tax-exempt debt and O&R has $99 million of insured tax-exempt debt that currently bear interest at rates determined weekly and is subject to tender by bondholders for purchase by the company. Bondholders have tendered portions of the O&R debt for purchase (see Note C to the First Quarter Financial Statements). Of the $99 million of O&R debt, $55 million is insured by Financial Guaranty Insurance Company and $44 million is insured by Ambac Assurance Corporation (see Note C to the First Quarter Financial Statements). Downgrades in the credit ratings of these insurers have resulted in interest rates on this O&R debt that are significantly higher than the interest rates borne by Con Edison of New York’s $225 million of uninsured weekly rate tender bonds. As of March 31, 2009, the weighted average annual interest rate on the O&R insured weekly rate tender bonds outstanding with bondholders, excluding the effects of an interest rate swap agreement (see “Interest Rate Swaps” in Note J to the First Quarter Financial Statements), was 6.00 percent and the rate on the Con Edison of New York weekly rate tender bonds was 0.50 percent. Under O&R’s current New York electric rate order, variations in variable rate tax-exempt debt interest expense are reconciled to the level set in rates. O&R is evaluating alternatives with respect to its weekly rate tender bonds and termination of its interest rate swap agreement.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

Capital Requirements

At March 31, 2009, there was no material change in the Companies’ capital requirements compared to those discussed under “Capital Requirements” in Item 7 of the Form 10-K and in “Regulatory Matters” below.

Contractual Obligations

At March 31, 2009, there were no material changes in the Companies’ aggregate obligation to make payments pursuant to contracts compared to those discussed under “Contractual Obligations” in Item 7 of the Form 10-K.

Electric Power Requirements

At March 31, 2009, there were no material changes in the Companies’ electric power requirements compared to those disclosed under “Electric Power Requirements” in Item 7 of the Form 10-K.

Regulatory Matters

At March 31, 2009, there were no material changes in the Companies’ regulatory matters compared to those disclosed under “Regulatory Matters” in Item 7 of the Form 10-K and “Rate Agreements” in Note B to the financial statements in Item 8 of the Form 10-K, other than as described in Note B to the First Quarter Financial Statements.

In April 2009, the PSC ordered a $523 million increase in Con Edison of New York’s electric delivery rates. See Note B to the First Quarter Financial Statements. The rate increase reflects a 10 percent return on common equity assuming the company reduces its revenue requirements by $60 million during the rate year ending March 31, 2010 through unspecified austerity measures. The company estimates that its rate of return on equity would be lower by approximately 50 basis points if it were unable to achieve the assumed revenue requirement reductions. The PSC directed the company to file its plan with respect to the austerity measures with the PSC in May 2009. The company is considering its alternatives with respect to the austerity measures.

Financial and Commodity Market Risks

The Companies are subject to various risks and uncertainties associated with financial and commodity markets. The most significant market risks include interest rate risk, commodity price risk, credit risk and investment risk. At March 31, 2009, there were no material changes in the Companies’ financial and commodity market risks compared to those discussed under “Financial and Commodity Market Risks” in Item 7 of the Form 10-K, other than as described below and in Note J to the First Quarter Financial Statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

Interest Rate Risk

The interest rate risk relates primarily to variable rate debt and to new debt financing needed to fund capital requirements, including the construction expenditures of the Utilities and maturing debt securities. Con Edison and its businesses manage interest rate risk through the issuance of mostly fixed-rate debt with varying maturities and through opportunistic refinancing of debt. The Companies estimate that at March 31, 2009, each 10 percent variation in interest rates applicable to Con Edison of New York’s variable rate debt and commercial paper would result in a change in annual interest expense of $1 million. Under Con Edison of New York’s current electric and steam rate orders, variations in auction rate debt interest expense are reconciled to the levels set in rates. Under O&R’s current New York electric rate order, variations in variable rate tax-exempt debt interest expense are reconciled to the level set in rates.

In addition, from time to time, Con Edison and its businesses enter into derivative financial instruments to hedge interest rate risk on certain debt securities. See “Interest Rate Swaps” in Note J to the First Quarter Financial Statements.

Commodity Price Risk

Con Edison’s commodity price risk relates primarily to the purchase and sale of electricity, gas and related derivative instruments. The Utilities and Con Edison’s competitive energy businesses have risk management strategies to mitigate their related exposures. See Note J to the First Quarter Financial Statements.

Con Edison estimates that, as of March 31, 2009, a 10 percent decline in market prices would result in a decline in fair value of $90 million for the derivative instruments used by the Utilities to hedge purchases of electricity and gas, of which $68 million is for Con Edison of New York and $22 million is for O&R. Con Edison expects that any such change in fair value would be largely offset by directionally opposite changes in the cost of the electricity and gas purchased. In accordance with provisions approved by state regulators, the Utilities generally recover from customers the costs they incur for energy purchased for their customers, including gains and losses on certain derivative instruments used to hedge energy purchased and related costs. See “Recoverable Energy Costs” in Note A to the financial statements in Item 8 of the Form 10-K.

Con Edison’s competitive energy businesses use a value-at-risk (VaR) model to assess the market risk of their electricity and gas commodity fixed-price purchase and sales commitments, physical forward contracts and commodity derivative instruments. VaR represents the potential change in fair value of

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

instruments or the portfolio due to changes in market factors, for a specified time period and confidence level. These businesses estimate VaR across their electricity and natural gas commodity businesses using a delta-normal variance/covariance model with a 95 percent confidence level. Since the VaR calculation involves complex methodologies and estimates and assumptions that are based on past experience, it is not necessarily indicative of future results. VaR for transactions associated with hedges on generating assets and commodity contracts, assuming a one-day holding period, for the three months ended March 31, 2009, and for the year ended December 31, 2008, was as follows:

95% Confidence Level, One-Day Holding Period	2009	2008
	(Millions of Dollars)
Average for the period	$1	$ 2
High	2	3
Low	1	—

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

Con Edison of New York had $47 million of credit exposure in connection with energy supply and hedging activities, net of collateral, at March 31, 2009. The entire amount was with commodity exchange brokers.

Con Edison’s competitive energy businesses had $302 million of credit exposure in connection with energy supply and hedging activities, net of collateral, at March 31, 2009, of which $246 million was with investment grade counterparties and $56 million was with commodity exchange brokers or independent system operators.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

Environmental Matters

At March 31, 2009, there were no material changes in the Companies’ environmental matters compared to those referenced under “Environmental Matters” in Item 7 of the Form 10-K, other than as described in Note G and under “Permit Non-Compliance and Pollution Discharges” in Note H to the First Quarter Financial Statements and as described below.

In March 2009, New York State regulations implementing the New Source Review (NSR) provisions of the Clean Air Act became effective. Under NSR regulations, an owner of a large generating facility, including Con Edison of New York’s steam and steam-electric generating facilities, is required to obtain a permit before making modifications to the facility, other than routine maintenance, repair, or replacement, that increase emissions of pollutants from the facility above specified thresholds. To obtain a permit, the facility owner could be required to install additional pollution controls or otherwise limit emissions from the facility. The New York State NSR regulations differ in some respects from the existing federal requirements. The company reviews on an on-going basis its planned modifications to its generating facilities to determine the potential applicability of NSR and similar regulations. For information about the company’s generating facilities, see Item 2 of the Form 10-K. The company is unable to predict the impact of these regulations on its operations or the additional costs, which could be substantial, it could incur to comply with the regulations.

Material Contingencies

For information concerning potential liabilities arising from the Companies’ material contingencies, see “Application of Critical Accounting Policies – Accounting for Contingencies,” in Item 7 of the Form 10-K and Notes B, G and H to the First Quarter Financial Statements.

Results of Operations

Results of operations reflect, among other things, the Companies’ accounting policies (see “Application of Critical Accounting Policies” in Item 7 of the Form 10-K) and rate plans that cover the rates the Utilities can charge their customers (see “Regulatory Matters” in Item 7 of the Form 10-K). Under the revenue decoupling mechanisms currently applicable to Con Edison of New York’s electric and gas businesses and O&R’s electric business in New York, the Utilities’ revenues will generally not be affected by changes in delivery volumes from levels assumed when rates were approved. Revenues for Con Edison of New York’s steam business and O&R’s other utility businesses are affected by changes in delivery volumes resulting from weather, economic conditions and other factors. See Note B to the First Quarter Financial Statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

Con Edison’s results of operations for the three months ended March 31, 2009, as compared with the 2008 period, reflect changes in the Utilities’ rate plans (including lower allowed returns on equity and additional revenues designed to recover increases in certain operations and maintenance expenses, depreciation and property taxes, and interest charges), and the operating results of the competitive energy businesses (including net mark-to-market effects). Operations and maintenance expenses were higher in the three months ended March 31, 2009 compared with the 2008 period reflecting primarily higher costs, which are generally reflected in rates, such as pension and other post-retirement benefits, the support and maintenance of company underground facilities to accommodate municipal projects, the write-off of uncollectible accounts and additional operating programs. Depreciation and property taxes were higher in the three months ended March 31, 2009 compared with the 2008 period reflecting primarily the impact from increased capital expenditures. Results of operations for Con Edison in the 2008 period include the resolution of litigation with Northeast Utilities and the impact of discontinued operations. For additional information about major factors affecting earnings, see “Results of Operations – Summary,” above.

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

Con Edison’s principal business segments are Con Edison of New York’s regulated electric, gas and steam utility activities, O&R’s regulated electric and gas utility activities and Con Edison’s competitive energy businesses. Con Edison of New York’s principal business segments are its regulated electric, gas and steam utility activities. A discussion of the results of operations by principal business segment for the three months ended March 31, 2009 and 2008 follows. For additional business segment financial information, see Note I to the First Quarter Financial Statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

THREE MONTHS ENDED MARCH 31, 2009 COMPARED WITH THREE MONTHS ENDED MARCH 31, 2008

The Companies’ results of operations (which were discussed above under “Results of Operations – Summary”) in 2009 compared with 2008 were:

	Con Edison*		Con Edison of New York		O&R		Competitive Energy Businesses and Other**
(Millions of Dollars)	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent
Operating revenues	$(154)	(4.3)%	$29	1.1%	$(11)	(4.2)%	$(172)	(30.0)%
Purchased power	(152)	(11.8)	(73)	(10.1)	(17)	(17.9)	(62)	(13.1)
Fuel	34	16.9	37	18.7	N/A	N/A	(3)	Large
Gas purchased for resale	1	0.2	—	—	—	—	1	25.0
Operating revenues less purchased power, fuel and gas purchased for resale (net revenues)	(37)	(2.3)	65	4.7	6	5.8	(108)	Large
Other operations and maintenance	44	8.2	38	8.2	3	5.5	3	15.8
Depreciation and amortization	27	16.4	27	17.5	—	—	—	—
Taxes, other than income taxes	10	2.9	12	3.6	—	—	(2)	(40.0)
Income taxes	(47)	(32.0)	(4)	(3.6)	1	14.3	(44)	Large
Operating income	(71)	(18.2)	(8)	(2.4)	2	10.5	(65)	Large
Other income less deductions and related federal income tax	(31)	(86.1)	(1)	(25.0)	—	—	(30)	(85.7)
Net interest expense	18	14.3	13	11.3	2	28.6	3	75.0
Income from continuing operations	(120)	(40.0)	(22)	(10.0)	—	—	(98)	Large
Income from discontinued operations, net of tax ***	(3)	Large	N/A	N/A	N/A	N/A	(3)	Large
Net income for common stock	$(123)	(40.6)%	$(22)	(10.0)%	$—	—%	$(101)	Large
*	Represents the consolidated financial results of Con Edison and its businesses.
**	Includes inter-company and parent company accounting.
***	See Note V to the financial statements in Item 8 of the Form 10-K.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

Con Edison of New York

Electric

Con Edison of New York’s electric sales and deliveries, excluding off-system sales, in the three months ended March 31, 2009 compared with the 2008 period were:

	Millions of kWhs Delivered				Revenues in Millions
	Three Months Ended				Three Months Ended
Description	March 31, 2009	March 31, 2008	Variation	Percent Variation	March 31, 2009	March 31, 2008	Variation	Percent Variation
Residential/Religious*	2,720	2,763	(43)	(1.6)%	$605	$629	$(24)	(3.8)%
Commercial/Industrial	3,218	3,064	154	5.0	596	608	(12)	(2.0)
Retail access customers	5,284	5,208	76	1.5	375	248	127	51.2
NYPA, Municipal Agency and other sales	2,954	3,035	(81)	(2.7)	94	79	15	19.0
Other operating revenues	—	—	—	—	(12)	151	(163)	Large
Total	14,176	14,070	106	0.8%	$1,658	$1,715	$(57)	(3.3)%
*	“Residential/Religious” generally includes single-family dwellings, individual apartments in multi-family dwellings, religious organizations and certain other not-for-profit organizations.

Con Edison of New York’s electric operating revenues decreased $57 million in the three months ended March 31, 2009 compared with the 2008 period due primarily to a decrease in recoverable purchased power costs ($61 million). Effective April 2008, Con Edison of New York’s revenues from electric sales are subject to a revenue decoupling mechanism, as a result of which revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved. Other electric operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the revenue decoupling mechanism and other provisions of the company’s rate plans. See Note B to the First Quarter Financial Statements.

Electric delivery volumes in Con Edison of New York’s service area increased 0.8 percent in the three months ended March 31, 2009 compared with the 2008 period. After adjusting for variations, principally weather and billing days, electric delivery volumes in Con Edison of New York’s service area decreased 0.4 percent in the three months ended March 31, 2009 compared with the 2008 period.

Electric purchased power costs decreased $61 million in the three months ended March 31, 2009 compared with the 2008 period reflecting a decrease in unit costs ($69 million), offset by an increase in purchased volumes ($8 million). Con Edison of New York’s electric fuel costs increased $5 million in the three months ended March 31, 2009 compared with the 2008 period due primarily to higher sendout volumes from the company’s generating facilities ($5 million).

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

Con Edison of New York’s electric operating income decreased $38 million in the three months ended March 31, 2009 compared with the 2008 period. The decrease reflects primarily higher operations and maintenance costs ($31 million), depreciation ($25 million), taxes other than income taxes ($4 million, principally state and local taxes on revenue) and lower net revenues ($1 million), offset by lower income taxes ($23 million).

Gas

Con Edison of New York’s gas sales and deliveries, excluding off-system sales, in the three months ended March 31, 2009 compared with the 2008 period were:

	Thousands of dths Delivered				Revenues in Millions
	Three Months Ended				Three Months Ended
Description	March 31, 2009	March 31, 2008	Variation	Percent Variation	March 31, 2009	March 31, 2008	Variation	Percent Variation
Residential	20,293	19,224	1,069	5.6%	$395	$357	$38	10.6%
General	12,757	12,115	642	5.3	203	190	13	6.8
Firm transportation	20,279	17,927	2,352	13.1	101	80	21	26.3
Total firm sales and transportation	53,329	49,266	4,063	8.2	699	627	72	11.5
Interruptible sales	3,219	4,842	(1,623)	(33.5)	44	63	(19)	(30.2)
NYPA	7,738	9,995	(2,257)	(22.6)	1	1	—	—
Generation plants	13,228	10,747	2,481	23.1	9	15	(6)	(40.0)
Other	5,674	6,661	(987)	(14.8)	13	9	4	44.4
Other operating revenues	—	—	—	—	15	26	(11)	(42.3)
Total	83,188	81,511	1,677	2.1%	$781	$741	$40	5.4%

Con Edison of New York’s gas operating revenues increased $40 million in the three months ended March 31, 2009 compared with the 2008 period due primarily to the gas rate plan ($33 million). Con Edison of New York’s revenues from gas sales are subject to a weather normalization clause and, effective October 2007, a revenue decoupling mechanism as a result of which revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved. Other gas operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the revenue decoupling mechanism and other provisions of the company’s rate plans. See Note B to the First Quarter Financial Statements.

Con Edison of New York’s sales and transportation volumes for firm customers increased 8.2 percent in the three months ended March 31, 2009 compared with the 2008 period, reflecting primarily the impact of the colder winter weather in the 2009 period compared with the 2008 period. After adjusting for variations, principally weather and billing days, firm gas sales and transportation volumes in the

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

company’s service area decreased 1.4 percent in the three months ended March 31, 2009 compared with the 2008 period.

Con Edison of New York’s purchased gas cost was the same in the three months ended March 31, 2009 compared with the 2008 period.

Con Edison of New York’s gas operating income increased $17 million in the three months ended March 31, 2009 compared with the 2008 period. The increase reflects primarily higher net revenues ($40 million), offset by higher income taxes ($11 million), operations and maintenance expense ($5 million), taxes other than income taxes ($5 million, principally state and local taxes on revenue) and depreciation ($2 million).

Steam

Con Edison of New York’s steam sales and deliveries in the three months ended March 31, 2009 compared with the 2008 period were:

	Millions of Pounds Delivered				Revenues in Millions
	Three Months Ended				Three Months Ended
Description	March 31, 2009	March 31, 2008	Variation	Percent Variation	March 31, 2009	March 31, 2008	Variation	Percent Variation
General	348	307	41	13.4%	$14	$11	$3	27.3%
Apartment house	2,773	2,859	(86)	(3.0)	88	83	5	6.0
Annual power	6,584	5,661	923	16.3	224	179	45	25.2
Other operating revenues	—	—	—	—	5	12	(7)	(58.3)
Total	9,705	8,827	878	9.9%	$331	$285	$46	16.1%

Con Edison of New York’s steam operating revenues increased $46 million in the three months ended March 31, 2009 compared with the 2008 period due primarily to the net change in rates under the steam rate plan ($26 million) and the colder weather in the 2009 period ($11 million). Other steam operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s rate plans. See Note B to the First Quarter Financial Statements.

Steam sales and delivery volumes increased 9.9 percent in the three months ended March 31, 2009 compared with the 2008 period, reflecting primarily the impact of weather. After adjusting for variations, principally weather and billing days, steam sales and deliveries decreased 1.3 percent in the three months ended March 31, 2009 compared with the 2008 period.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

Con Edison of New York’s steam fuel costs increased $32 million in the three months ended March 31, 2009 compared with the 2008 period due primarily to higher unit costs ($23 million) and sendout volumes ($9 million). Steam purchased power costs decreased $12 million in the three months ended March 31, 2009 compared with the 2008 period due primarily to lower unit costs ($10 million) and a decrease in purchased volumes ($2 million).

Steam operating income increased $13 million in the three months ended March 31, 2009 compared with the 2008 period. The increase reflects primarily higher net revenues ($26 million), offset by higher income taxes ($8 million), taxes other than income taxes ($3 million, principally property taxes) and operations and maintenance expense ($2 million).

O&R

Electric

O&R’s electric sales and deliveries, excluding off-system sales, in the three months ended March 31, 2009 compared with the 2008 period were:

	Millions of kWhs Delivered				Revenues in Millions
	Three Months Ended				Three Months Ended
Description	March 31, 2009	March 31, 2008	Variation	Percent Variation	March 31, 2009	March 31, 2008	Variation	Percent Variation
Residential/Religious*	452	435	17	3.9%	$66	$70	$(4)	(5.7)%
Commercial/Industrial	483	491	(8)	(1.6)	57	67	(10)	(14.9)
Retail access customers	434	421	13	3.1	19	16	3	18.8
Public authorities	27	28	(1)	(3.6)	3	4	(1)	(25.0)
Other operating revenues	—	—	—	—	1	1	—	—
Total	1,396	1,375	21	1.5%	$146	$158	$(12)	(7.6)%
*	“Residential/Religious” generally includes single-family dwellings, individual apartments in multi-family dwellings, religious organizations and certain other not-for-profit organizations.

O&R’s electric operating revenues decreased $12 million in the three months ended March 31, 2009 compared with the 2008 period due primarily to decreased recoverable purchased power costs ($17 million), offset in part by the impact of the electric rate plan that went into effect July 1, 2008 ($4 million). Effective July 2008, O&R’s revenues from electric sales are subject to a revenue decoupling mechanism, as a result of which, revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved. Other electric operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the revenue decoupling mechanism and other provisions of the company’s electric rate plan. See Note B to the financial statements in Item 8 of the Form 10-K.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

Electric delivery volumes in O&R’s service area increased 1.5 percent in the three months ended March 31, 2009 compared with the 2008 period. After adjusting for weather variations and unbilled volumes, electric delivery volumes in O&R’s service area decreased 0.7 percent in the three months ended March 31, 2009 compared with the 2008 period.

Electric operating income increased by $2 million in the three months ended March 31, 2009 compared with the 2008 period. The increase reflects primarily higher net revenues ($4 million), offset by higher operations and maintenance expense ($2 million).

Gas

O&R’s gas sales and deliveries, excluding off-system sales, in the three months ended March 31, 2009 compared with the 2008 period were:

	Thousands of dths Delivered				Revenues in Millions
	Three Months Ended				Three Months Ended
Description	March 31, 2009	March 31, 2008	Variation	Percent Variation	March 31, 2009	March 31, 2008	Variation	Percent Variation
Residential	3,912	3,857	55	1.4%	$66	$62	$4	6.5%
General	868	889	(21)	(2.4)	14	14	—	—
Firm transportation	4,951	4,626	325	7.0	19	18	1	5.6
Total firm sales and transportation	9,731	9,372	359	3.8	99	94	5	5.3
Interruptible sales	1,391	1,656	(265)	(16.0)	6	7	(1)	(14.3)
Generation plants	38	96	(58)	(60.4)	—	1	(1)	Large
Other	467	500	(33)	(6.6)	—	—	—	—
Other gas revenues	—	—	—	—	1	3	(2)	(66.7)
Total	11,627	11,624	3	—%	$106	$105	$1	1.0%

O&R’s gas operating revenues increased $1 million in the three months ended March 31, 2009 compared with the 2008 period.

Sales and transportation volumes for firm customers increased 3.8 percent in the three months ended March 31, 2009 compared with the 2008 period, reflecting the impact of the weather in 2009. After adjusting for weather and other variations, total firm sales and transportation volumes decreased 0.7 percent in the three months ended March 31, 2009 compared with the 2008 period. O&R’s revenues from gas sales are subject to a weather normalization clause that moderates, but does not eliminate, the effect of weather-related changes on net income.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

Gas operating income was the same in the three months ended March 31, 2009 compared with the 2008 period.

Competitive Energy Businesses

The competitive energy businesses’ earnings from continuing operations decreased $67 million in the three months ended March 31, 2009 compared with the 2008 period due primarily to mark-to-market losses in the 2009 period versus mark-to-market gains in the 2008 period.

Operating revenues decreased $162 million in the three months ended March 31, 2009 compared with the 2008 period, due primarily to net mark-to-market losses, lower electric wholesale and retail revenues and the sale of Con Edison Development’s generation projects in 2008. Electric wholesale revenues decreased $24 million in the three months ended March 31, 2009 as compared with the 2008 period, due primarily to lower sales volumes ($50 million), partially offset by higher unit prices ($26 million). Electric retail revenues decreased $24 million, due primarily to lower per unit prices ($25 million), partially offset by higher sales volume ($1 million). Electric retail revenues decreased 8 percent in the three months ended March 31, 2009 as compared with the 2008 period while gross margins increased by more than 100 percent, primarily due to the sale of higher margin contracts and lower costs. Net mark-to-market losses increased $113 million in the three months ended March 31, 2009 as compared with the 2008 period due primarily to lower prices on electric and natural gas contracts, which were economic hedges for retail obligations (but were not accounted for as cash flow hedges). The competitive energy businesses no longer have revenue from the sale of electricity from generation projects due to the sale of generation projects in the second quarter of 2008. These revenues were $19 million in the three months ended March 31, 2008 (see Note V to the financial statements in Item 8 of the Form 10-K). Other revenues increased $18 million in the three months ended March 31, 2009 as compared with the 2008 period due primarily to energy services and other wholesale revenues.

Operating expenses excluding income taxes decreased $53 million in the three months ended March 31, 2009 compared with the 2008 period, reflecting decreased purchased power costs ($52 million), fuel costs ($3 million), gas purchased for resale costs ($1 million) and taxes other than income taxes ($1 million), offset by higher other operations and maintenance costs ($4 million).

Income taxes decreased $45 million in the three months ended March 31, 2009 as compared with the 2008 period, due primarily to lower pre-tax income due to mark-to-market losses.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

Discontinued Operations

Net income from discontinued operations decreased $3 million in the three months ended March 31, 2009 compared with the 2008 period. See Note V to the financial statements in Item 8 of the Form 10-K.

Other

For Con Edison, “Other” also includes the receipt of $30 million after-tax for a litigation settlement with Northeast Utilities in the three months ended March 31, 2008 and inter-company eliminations relating to operating revenues and operating expenses.

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

ITEM 4.    CONTROLS AND PROCEDURES

The Companies maintain disclosure controls and procedures designed to provide reasonable assurance that the information required to be disclosed in the reports that they submit to the Securities and Exchange Commission (SEC) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. For each of the Companies, its management, with the participation of its principal executive officer and principal financial officer, has evaluated its disclosure controls and procedures as of the end of the period covered by this report and, based on such evaluation, has concluded that the controls and procedures are effective to provide such reasonable assurance. Reasonable assurance is not absolute assurance, however, and there can be no assurance that any design of controls or procedures would be effective under all potential future conditions, regardless of how remote.

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

PART II OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

CON EDISON OF NEW YORK

Investigation of Contractor Payments

For information about alleged unlawful conduct in connection with contractor payments, see “Investigation of Contractor Payments” in Note H to the financial statements in Part I, Item 1 of this report (which is incorporated herein by reference).

Permit Non-Compliance and Pollution Discharges

For information about the New York State Department of Environmental Conservation’s proceeding with respect to non-compliance with certain laws, regulations and permit conditions and discharges of pollutants at the company’s steam generating facilities, see “Con Edison of New York – Permit Non-Compliance and Pollution Discharges” in Item 3 of the Form 10-K and “Permit Non-Compliance and Pollution Discharges” in Note H to the financial statements included in Part I, Item 1 of this report (which information is incorporated herein by reference).

ITEM 1A.    RISK FACTORS

There were no material changes from the risk factors previously disclosed in the Companies’ Form 10-K.

ITEM 6.    EXHIBITS

Con Edison

Exhibit 12.1	Statement of computation of Con Edison’s ratio of earnings to fixed charges for the three-month periods ended March 31, 2009 and 2008, and the 12-month period ended December 31, 2008.

Exhibit 31.1.1	Rule 13a-14(a)/15d-14(a) Certifications—Chief Executive Officer.

Exhibit 31.1.2	Rule 13a-14(a)/15d-14(a) Certifications—Chief Financial Officer.

Exhibit 32.1.1	Section 1350 Certifications—Chief Executive Officer.

Exhibit 32.1.2	Section 1350 Certifications—Chief Financial Officer.

Con Edison of New York

Exhibit 4.2	By-laws of Con Edison of New York, effective May 18, 2009, incorporated by reference from Exhibit 3.2 to Con Edison of New York’s Current Report on Form 8-K, dated April 16, 2009 (File No. 1-1217).

Exhibit 12.2	Statement of computation of Con Edison of New York’s ratio of earnings to fixed charges for the three-month periods ended March 31, 2009 and 2008, and the 12-month period ended December 31, 2008.

Exhibit 31.2.1	Rule 13a-14(a)/15d-14(a) Certifications—Chief Executive Officer.

Exhibit 31.2.2	Rule 13a-14(a)/15d-14(a) Certifications—Chief Financial Officer.

Exhibit 32.2.1	Section 1350 Certifications—Chief Executive Officer.

Exhibit 32.2.2	Section 1350 Certifications—Chief Financial Officer.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Consolidated Edison, Inc.

Consolidated Edison Company of New York, Inc.

DATE: May 1, 2009	By	/s/ Robert Hoglund
Robert Hoglund Senior Vice President, Chief Financial Officer and Duly Authorized Officer