Form 10-Q
period 2009-06-30
CONSOLIDATED EDISON CO OF NEW YORK INC; CONSOLIDATED EDISON INC
filed 2009-08-04
CIK 23632, 1047862

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended JUNE 30, 2009

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

As of July 31, 2009, Con Edison had outstanding 274,985,240 Common Shares ($.10 par value). All of the outstanding common equity of Con Edison of New York is held by Con Edison.

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

GLOSSARY OF TERMS

The following is a glossary of frequently used abbreviations or acronyms that are found in the Companies’ SEC reports:

Con Edison Companies
Con Edison	Consolidated Edison, Inc.
Con Edison Communications	Con Edison Communications, LLC
Con Edison Development	Consolidated Edison Development, Inc.
Con Edison Energy	Consolidated Edison Energy, Inc.
Con Edison of New York	Consolidated Edison Company of New York, Inc.
Con Edison Solutions	Consolidated Edison Solutions, Inc.
O&R	Orange and Rockland Utilities, Inc.
Pike	Pike County Light & Power Company
RECO	Rockland Electric Company
The Companies	Con Edison and Con Edison of New York
The Utilities	Con Edison of New York and O&R

Regulatory and State Agencies
ALJs	Administrative Law Judges
DEC	New York State Department of Environmental Conservation
EPA	Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
IRS	Internal Revenue Service
ISO-NE	ISO New England
NJBPU	New Jersey Board of Public Utilities
NJDEP	New Jersey Department of Environmental Protection
NYAG	New York Attorney General
NYISO	New York Independent System Operator
NYPA	New York Power Authority
NYSERDA	New York State Energy Research and Development Authority
NYSRC	New York State Reliability Council
PJM	PJM Interconnection
PSC	New York State Public Service Commission
PPUC	Pennsylvania Public Utility Commission
SEC	Securities and Exchange Commission

Other
ABO	Accumulated Benefit Obligation
APB	Accounting Principles Board
AFDC	Allowance for funds used during construction
CO2	Carbon dioxide
COSO	Committee of Sponsoring Organizations Treadway Commission
DIG	Derivatives Implementation Group
District Court	The United States District Court for the Southern District of New York
dths	Dekatherms
EITF	Emerging Issues Task Force

Other
EMF	Electric and magnetic fields
ERRP	East River Repowering Project
FASB	Financial Accounting Standards Board
FIN	FASB Interpretation No.
First Quarter Form 10-Q	The Companies’ combined Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009
Fitch	Fitch Ratings
Form 10-K	The Companies’ combined Annual Report on Form 10-K for the year ended December 31, 2008
FSP	FASB Staff Position
GHG	Greenhouse gases
kV	Kilovolts
kWh	Kilowatt-hour
LILO	Lease In/Lease Out
LTIP	Long Term Incentive Plan
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
mdths	Thousand dekatherms
MGP Sites	Manufactured gas plant sites
mmlbs	Million pounds
Moody’s	Moody’s Investors Service
MVA	Megavolt amperes
MW	Megawatts or thousand kilowatts
MWH	Megawatt hour
Net T&D Revenues	Revenue requirement impact resulting from the reconciliation pursuant to Con Edison of New York’s electric rate agreement of the differences between the actual amount of transmission and distribution utility plant, net of depreciation, to the amount reflected in electric rates
NUGs	Non-utility generators
OCI	Other Comprehensive Income
PCBs	Polychlorinated biphenyls
PPA	Power purchase agreement
PRP	Potentially responsible party
S&P	Standard & Poor’s Rating Services
SFAS	Statement of Financial Accounting Standards
SO2	Sulfur dioxide
SSCM	Simplified service cost method
Second Quarter Form 10-Q	The Companies’ combined Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009
Superfund	Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 and similar state statutes
VaR	Value-at-Risk
VIE	Variable interest entity

Consolidated Edison, Inc.

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

	June 30, 2009	December 31, 2008
	(Millions of Dollars)
ASSETS
UTILITY PLANT, AT ORIGINAL COST
Electric	$18,104	$17,483
Gas	3,839	3,696
Steam	1,880	1,849
General	1,858	1,795
TOTAL	25,681	24,823
Less: Accumulated depreciation	5,222	5,079
Net	20,459	19,744
Construction work in progress	1,126	1,109
NET UTILITY PLANT	21,585	20,853
NON-UTILITY PLANT
Non-utility property, less accumulated depreciation of $43 and $40 in 2009 and 2008, respectively	19	20
Construction work in progress	3	1
NET PLANT	21,607	20,874
CURRENT ASSETS
Cash and temporary cash investments	311	74
Accounts receivable—customers, less allowance for uncollectible accounts of $67 and $60 in 2009 and 2008, respectively	938	1,098
Accrued unbilled revenue	475	131
Other receivables, less allowance for uncollectible accounts of $4 in 2009 and 2008	155	194
Fuel oil, at average cost	28	37
Gas in storage, at average cost	170	325
Materials and supplies, at average cost	159	154
Prepayments	175	697
Fair value of derivative assets	203	162
Recoverable energy costs	36	172
Deferred derivative losses	263	288
Other current assets	84	37
TOTAL CURRENT ASSETS	2,997	3,369
INVESTMENTS	368	356
DEFERRED CHARGES, REGULATORY ASSETS AND NONCURRENT ASSETS
Goodwill	413	411
Intangible assets, less accumulated amortization of $2 in 2009 and 2008	4	5
Regulatory assets	7,858	8,055
Other deferred charges and noncurrent assets	463	428
TOTAL DEFERRED CHARGES, REGULATORY ASSETS AND NONCURRENT ASSETS	8,738	8,899
TOTAL ASSETS	$33,710	$33,498

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

	June 30, 2009	December 31, 2008
	(Millions of Dollars)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION
Common shareholders’ equity (See Statement of Common Shareholders’ Equity)	$9,748	$9,698
Preferred stock of subsidiary	213	213
Long-term debt	9,664	9,232
TOTAL CAPITALIZATION	19,625	19,143
NONCURRENT LIABILITIES
Obligations under capital leases	14	17
Provision for injuries and damages	175	169
Pensions and retiree benefits	4,322	4,511
Superfund and other environmental costs	227	250
Uncertain income taxes	123	118
Asset retirement obligations	118	115
Fair value of derivative liabilities	150	120
Other noncurrent liabilities	89	79
TOTAL NONCURRENT LIABILITIES	5,218	5,379
CURRENT LIABILITIES
Long-term debt due within one year	588	482
Notes payable	100	363
Accounts payable	939	1,161
Customer deposits	268	265
Accrued taxes	29	57
Accrued interest	155	139
Accrued wages	81	88
Fair value of derivative liabilities	217	192
Deferred derivative gains	10	23
Deferred income taxes—recoverable energy costs	15	70
Other current liabilities	333	365
TOTAL CURRENT LIABILITIES	2,735	3,205
DEFERRED CREDITS AND REGULATORY LIABILITIES
Deferred income taxes and investment tax credits	5,206	4,999
Regulatory liabilities	891	737
Other deferred credits	35	35
TOTAL DEFERRED CREDITS AND REGULATORY LIABILITIES	6,132	5,771
TOTAL CAPITALIZATION AND LIABILITIES	$33,710	$33,498

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.

CONSOLIDATED INCOME STATEMENT

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
	(Millions of Dollars/Except Share Data)
OPERATING REVENUES
Electric	$1,955	$1,957	$3,758	$3,830
Gas	334	426	1,222	1,272
Steam	113	133	444	418
Non-utility	443	633	845	1,205
TOTAL OPERATING REVENUES	2,845	3,149	6,269	6,725
OPERATING EXPENSES
Purchased power	1,065	1,362	2,205	2,653
Fuel	86	124	321	325
Gas purchased for resale	136	243	633	740
Other operations and maintenance	622	572	1,203	1,108
Depreciation and amortization	197	182	389	347
Taxes, other than income taxes	367	328	727	677
Income taxes	78	190	177	337
TOTAL OPERATING EXPENSES	2,551	3,001	5,655	6,187
Gain on sale of generation projects	—	260	—	260
OPERATING INCOME	294	408	614	798
OTHER INCOME (DEDUCTIONS)
Investment and other income	18	11	21	69
Allowance for equity funds used during construction	3	2	5	4
Other deductions	(5)	(5)	(8)	(10)
Income taxes	(2)	(5)	3	(21)
TOTAL OTHER INCOME (DEDUCTIONS)	14	3	21	42
INTEREST EXPENSE
Interest on long-term debt	151	131	293	244
Other interest	6	—	10	16
Allowance for borrowed funds used during construction	(2)	(3)	(4)	(6)
NET INTEREST EXPENSE	155	128	299	254
INCOME FROM CONTINUING OPERATIONS	153	283	336	586
INCOME FROM DISCONTINUED OPERATIONS
Gain on sale of generation projects, net of tax expense of $174 in 2008	—	270	—	270
Income from discontinued operations, net of tax expense of $1 and $3 in 2008	—	2	—	4
TOTAL INCOME FROM DISCONTINUED OPERATIONS	—	272	—	274
NET INCOME	$153	$555	$336	$860
Preferred stock dividend requirements of subsidiary	(3)	(3)	(6)	(6)
NET INCOME FOR COMMON STOCK	$150	$552	$330	$854
EARNINGS PER COMMON SHARE—BASIC
Continuing operations	$0.55	$1.03	$1.20	$2.13
Discontinued operations	—	0.99	—	1.01
Net income for common stock	$0.55	$2.02	$1.20	$3.14
EARNINGS PER COMMON SHARE—DILUTED
Continuing operations	$0.55	$1.03	$1.20	$2.12
Discontinued operations	—	0.99	—	1.01
Net income for common stock	$0.55	$2.02	$1.20	$3.13
DIVIDENDS DECLARED PER SHARE OF COMMON STOCK	$0.590	$0.585	$1.180	$1.170
AVERAGE NUMBER OF SHARES OUTSTANDING—BASIC (IN MILLIONS)	274.5	272.7	274.2	272.5
AVERAGE NUMBER OF SHARES OUTSTANDING—DILUTED (IN MILLIONS)	275.3	273.5	275.0	273.3

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
	(Millions of Dollars)		(Millions of Dollars)
NET INCOME	$153	$555	$336	$860
OTHER COMPREHENSIVE INCOME, NET OF TAXES
Pension plan liability adjustments, net of taxes of $1 and $2 in 2009 and $1 and $1 in 2008, respectively	1	1	3	2
Unrealized losses on derivatives qualified as cash flow hedges, net of taxes of $(1) in 2008	—	—	—	(2)
Less: Reclassification adjustment for losses included in net income, net of taxes of $0 in 2009 and $(1) and $(1) in 2008	(1)	(2)	—	(2)
Less: Reclassification adjustment for unrealized losses included in regulatory assets, net of taxes of $(5) in 2008	—	—	—	(8)
TOTAL OTHER COMPREHENSIVE INCOME, NET OF TAXES	2	3	3	10
COMPREHENSIVE INCOME	155	558	339	870
Preferred stock dividend requirements of subsidiary	(3)	(3)	(6)	(6)
COMPREHENSIVE INCOME FOR COMMON STOCK	$152	$555	$333	$864

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.

CONSOLIDATED STATEMENT OF COMMON SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Capital Stock Expense	Accumulated Other Comprehensive Income/(Loss)	Total
	Shares	Amount			Shares	Amount
	(Millions of Dollars/Except Share Data)
BALANCE AS OF DECEMBER 31, 2007	272,024,874	$29	$4,038	$6,113	23,210,700	$(1,001)	$(60)	$(43)	$9,076

Net income for common stock				303					303
Common stock dividends				(160)					(160)
Issuance of common shares—dividend reinvestment and employee stock plans	476,809		21						21
Other comprehensive income								7	7
Adjustment for adoption of FASB Statement No. 157				17					17
BALANCE AS OF MARCH 31, 2008	272,501,683	$29	$4,059	$6,273	23,210,700	$(1,001)	$(60)	$(36)	$9,264

Net income for common stock				552					552
Common stock dividends				(162)					(162)
Issuance of common shares—dividend reinvestment and employee stock plans	493,092		23						23
Other comprehensive income								3	3
BALANCE AS OF JUNE 30, 2008	272,994,775	$29	$4,082	$6,663	23,210,700	$(1,001)	$(60)	$(33)	$9,680
BALANCE AS OF DECEMBER 31, 2008	273,721,686	$29	$4,112	$6,685	23,210,700	$(1,001)	$(60)	$(67)	$9,698

Net income for common stock				180					180
Common stock dividends				(162)					(162)
Issuance of common shares—dividend reinvestment and employee stock plans	532,533		20						20
Other comprehensive income								1	1
BALANCE AS OF MARCH 31, 2009	274,254,219	$29	$4,132	$6,703	23,210,700	$(1,001)	$(60)	$(66)	$9,737

Net income for common stock				150					150
Common stock dividends				(162)					(162)
Issuance of common shares—dividend reinvestment and employee stock plans	584,916		21						21
Other comprehensive income								2	2
BALANCE AS OF JUNE 30, 2009	274,839,135	$29	$4,153	$6,691	23,210,700	$(1,001)	$(60)	$(64)	$9,748

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2009	2008
	(Millions of Dollars)
OPERATING ACTIVITIES
Net income	$336	$860
PRINCIPAL NON-CASH CHARGES/(CREDITS) TO INCOME
Depreciation and amortization	389	347
Deferred income taxes	159	202
Rate case amortization and accruals	(13)	(105)
Net transmission and distribution reconciliation	—	(52)
Common equity component of allowance for funds used during construction	(5)	(4)
Pre-tax gain on sale of generation projects	—	(704)
Net derivative losses	26	(106)
Other non-cash items (net)	(13)	(229)
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable—customers, less allowance for uncollectibles	160	69
Materials and supplies, including fuel oil and gas in storage	159	(35)
Other receivables and other current assets	(68)	(148)
Prepayments	522	16
Recoverable energy costs	128	(33)
Accounts payable	(157)	335
Pensions and retiree benefits	5	63
Accrued taxes	(28)	257
Accrued interest	16	4
Deferred charges, noncurrent assets and other regulatory assets	(114)	(124)
Deferred credits and other regulatory liabilities	(19)	638
Other assets	(1)	133
Other liabilities	(45)	(94)
NET CASH FLOWS FROM OPERATING ACTIVITIES	1,437	1,290
INVESTING ACTIVITIES
Utility construction expenditures	(1,034)	(1,068)
Cost of removal less salvage	(87)	(90)
Non-utility construction expenditures	(3)	3
Common equity component of allowance for funds used during construction	5	4
Proceeds from sale of generation projects	—	1,477
Purchase of ownership interest in Hawkeye lease	—	(12)
Purchase of ownership interest in Newington SCS	—	(20)
NET CASH FLOWS (USED IN)/FROM INVESTING ACTIVITIES	(1,119)	294
FINANCING ACTIVITIES
Net payments of short-term debt	(263)	(763)
Retirement of long-term debt	(278)	(186)
Issuance of long-term debt	750	1,200
Issuance of common stock	15	19
Debt issuance costs	(5)	(9)
Common stock dividends	(300)	(298)
NET CASH FLOWS USED IN FINANCING ACTIVITIES	(81)	(37)
CASH AND TEMPORARY CASH INVESTMENTS:
NET CHANGE FOR THE PERIOD	237	1,547
BALANCE AT BEGINNING OF PERIOD	74	210
BALANCE AT END OF PERIOD	$311	$1,757
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$270	$244
Income taxes	$7	$87

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

	June 30, 2009	December 31, 2008
	(Millions of Dollars)
ASSETS
UTILITY PLANT AT ORIGINAL COST
Electric	$17,055	$16,460
Gas	3,407	3,273
Steam	1,880	1,849
General	1,707	1,646
TOTAL	24,049	23,228
Less: Accumulated depreciation	4,770	4,636
Net	19,279	18,592
Construction work in progress	1,071	1,051
NET UTILITY PLANT	20,350	19,643
NON-UTILITY PROPERTY
Non-utility property, less accumulated depreciation of $20 and $19 in 2009 and 2008, respectively	10	11
NET PLANT	20,360	19,654
CURRENT ASSETS
Cash and temporary cash investments	290	37
Accounts receivable—customers, less allowance for uncollectible accounts of $60 and $53 in 2009 and 2008, respectively	793	937
Other receivables, less allowance for uncollectible accounts of $3 in 2009 and 2008	107	127
Accrued unbilled revenue	357	—
Accounts receivable from affiliated companies	44	272
Fuel oil, at average cost	28	37
Gas in storage, at average cost	137	261
Materials and supplies, at average cost	149	145
Prepayments	75	538
Fair value of derivative assets	54	71
Recoverable energy costs	—	146
Deferred derivative losses	207	247
Other current assets	71	22
TOTAL CURRENT ASSETS	2,312	2,840
INVESTMENTS	105	93
DEFERRED CHARGES, REGULATORY ASSETS AND NONCURRENT ASSETS
Regulatory assets	7,308	7,486
Other deferred charges and noncurrent assets	359	342
TOTAL DEFERRED CHARGES, REGULATORY ASSETS AND NONCURRENT ASSETS	7,667	7,828
TOTAL ASSETS	$30,444	$30,415

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

	June 30, 2009	December 31, 2008
	(Millions of Dollars)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION
Common shareholder’s equity (See Statement of Common Shareholder’s Equity)	$8,999	$8,991
Preferred stock	213	213
Long-term debt	8,919	8,494
TOTAL CAPITALIZATION	18,131	17,698
NONCURRENT LIABILITIES
Obligations under capital leases	14	17
Provision for injuries and damages	168	163
Pensions and retiree benefits	3,859	4,059
Superfund and other environmental costs	175	196
Uncertain income taxes	107	108
Asset retirement obligations	118	115
Fair value of derivative liabilities	40	29
Other noncurrent liabilities	62	61
TOTAL NONCURRENT LIABILITIES	4,543	4,748
CURRENT LIABILITIES
Long-term debt due within one year	525	475
Notes payable	—	253
Accounts payable	726	952
Accounts payable to affiliated companies	10	26
Customer deposits	253	250
Accrued taxes	27	41
Accrued taxes to affiliated companies	23	25
Accrued interest	144	131
Accrued wages	76	80
Fair value of derivative liabilities	76	87
Deferred derivative gains	10	23
Deferred income taxes—recoverable energy costs	—	59
Other current liabilities	299	325
TOTAL CURRENT LIABILITIES	2,169	2,727
DEFERRED CREDITS AND REGULATORY LIABILITIES
Deferred income taxes and investment tax credits	4,807	4,611
Regulatory liabilities	762	600
Other deferred credits	32	31
TOTAL DEFERRED CREDITS AND REGULATORY LIABILITIES	5,601	5,242
TOTAL CAPITALIZATION AND LIABILITIES	$30,444	$30,415

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

CONSOLIDATED INCOME STATEMENT

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
	(Millions of Dollars)
OPERATING REVENUES
Electric	$1,812	$1,778	$3,469	$3,492
Gas	295	383	1,077	1,124
Steam	113	133	444	418
TOTAL OPERATING REVENUES	2,220	2,294	4,990	5,034
OPERATING EXPENSES
Purchased power	609	704	1,256	1,425
Fuel	86	124	321	322
Gas purchased for resale	114	215	542	642
Other operations and maintenance	532	488	1,033	950
Depreciation and amortization	185	171	366	325
Taxes, other than income taxes	354	313	697	645
Income taxes	67	41	176	154
TOTAL OPERATING EXPENSES	1,947	2,056	4,391	4,463
OPERATING INCOME	273	238	599	571
OTHER INCOME (DEDUCTIONS)
Investment and other income	12	10	15	13
Allowance for equity funds used during construction	3	2	5	4
Other deductions	(4)	(5)	(7)	(7)
Income taxes	(5)	(4)	(4)	(3)
TOTAL OTHER INCOME (DEDUCTIONS)	6	3	9	7
INTEREST EXPENSE
Interest on long-term debt	137	121	265	227
Other interest	5	(2)	7	10
Allowance for borrowed funds used during construction	(2)	(2)	(3)	(5)
NET INTEREST EXPENSE	140	117	269	232
NET INCOME	139	124	339	346
PREFERRED STOCK DIVIDEND REQUIREMENTS	3	3	6	6
NET INCOME FOR COMMON STOCK	$136	$121	$333	$340

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
	(Millions of Dollars)
NET INCOME	$139	$124	$339	$346
OTHER COMPREHENSIVE INCOME, NET OF TAXES	—	—	—	—
COMPREHENSIVE INCOME	$139	$124	$339	$346

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

CONSOLIDATED STATEMENT OF COMMON SHAREHOLDER’S EQUITY

(UNAUDITED)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Repurchased Con Edison Stock	Capital Stock Expense	Accumulated Other Comprehensive Income/(Loss)	Total
	Shares	Amount
	(Millions of Dollars/Except Share Data)
BALANCE AS OF DECEMBER 31, 2007	235,488,094	$589	$2,912	$5,616	$(962)	$(60)	$(9)	$8,086

Net income				222				222
Common stock dividend to parent				(139)				(139)
Capital contribution by parent			23					23
Cumulative preferred dividends				(3)				(3)
BALANCE AS OF MARCH 31, 2008	235,488,094	$589	$2,935	$5,696	$(962)	$(60)	$(9)	$8,189

Net income				124				124
Common stock dividend to parent				(145)				(145)
Capital contribution by parent			26					26
Cumulative preferred dividends				(3)				(3)
BALANCE AS OF JUNE 30, 2008	235,488,094	$589	$2,961	$5,672	$(962)	$(60)	$(9)	$8,191

BALANCE AS OF DECEMBER 31, 2008	235,488,094	$589	$3,664	$5,780	$(962)	$(60)	$(20)	$8,991

Net income				200				200
Common stock dividend to parent				(163)				(163)
Cumulative preferred dividends				(3)				(3)
BALANCE AS OF MARCH 31, 2009	235,488,094	$589	$3,664	$5,814	$(962)	$(60)	$(20)	$9,025

Net income				139				139
Common stock dividend to parent				(163)				(163)
Cumulative preferred dividends				(3)				(3)
BALANCE AS OF JUNE 30, 2009	235,488,094	$589	$3,664	$5,787	$(962)	$(60)	$(20)	$8,998

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2009	2008
	(Millions of Dollars)
OPERATING ACTIVITIES
Net income	$339	$346
PRINCIPAL NON-CASH CHARGES/(CREDITS) TO INCOME
Depreciation and amortization	366	325
Deferred income taxes	151	193
Rate case amortization and accruals	(13)	(105)
Net transmission and distribution reconciliation	—	(52)
Common equity component of allowance for funds used during construction	(5)	(4)
Other non-cash items (net)	(52)	(27)
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable—customers, less allowance for uncollectibles	144	84
Materials and supplies, including fuel oil and gas in storage	129	(31)
Other receivables and other current assets	71	(171)
Prepayments	463	4
Recoverable energy costs	148	(42)
Accounts payable	(242)	129
Pensions and retiree benefits	(16)	44
Accrued taxes	(16)	12
Accrued interest	13	3
Deferred charges, noncurrent assets and other regulatory assets	(63)	(119)
Deferred credits and other regulatory liabilities	(45)	473
Other liabilities	(45)	3
NET CASH FLOWS FROM OPERATING ACTIVITIES	1,327	1,065
INVESTING ACTIVITIES
Utility construction expenditures	(992)	(1,031)
Cost of removal less salvage	(85)	(88)
Common equity component of allowance for funds used during construction	5	4
Loan to affiliate	113	55
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(959)	(1,060)
FINANCING ACTIVITIES
Net payments of short-term debt	(253)	(555)
Retirement of long-term debt	(275)	(180)
Issuance of long-term debt	750	1,200
Capital contribution by parent	—	49
Debt issuance costs	(5)	(9)
Dividend to parent	(326)	(284)
Preferred stock dividends	(6)	(6)
NET CASH FLOWS (USED IN)/FROM FINANCING ACTIVITIES	(115)	215
CASH AND TEMPORARY CASH INVESTMENTS:
NET CHANGE FOR THE PERIOD	253	220
BALANCE AT BEGINNING OF PERIOD	37	121
BALANCE AT END OF PERIOD	$290	$341
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$244	$223
Income taxes	$15	$70

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

The separate interim consolidated financial statements of each of the Companies are unaudited but, in the opinion of their respective managements, reflect all adjustments (which include only normally recurring adjustments) necessary for a fair presentation of the results for the interim periods presented. The Companies’ separate interim consolidated financial statements should be read together with their separate audited financial statements (including the combined notes thereto) included in Item 8 of their combined Annual Report on Form 10-K for the year ended December 31, 2008 (the Form 10-K) and their separate unaudited financial statements (including the combined notes thereto) included in Part I, Item 1 of their combined Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009 (the First Quarter Form 10-Q). Information in the notes to the consolidated financial statements in the Form 10-K and the First Quarter Form 10-Q referred to in these notes is incorporated by reference herein. The use of terms such as “see” or “refer to” shall be deemed to incorporate by reference into these notes the information to which reference is made.

The Companies have, pursuant to Statement of Financial Accounting Standard (SFAS) No. 165, “Subsequent Events” (which is effective for periods ending after June 15, 2009), evaluated events or transactions that occurred after June 30, 2009 through the filing with the Securities and Exchange Commission of this Quarterly Report on Form 10-Q for potential recognition or disclosure in the consolidated financial statements.

Certain prior period amounts have been reclassified to conform to the current period presentation. Effective June 2009, the Companies are including receivables purchased from energy supply companies

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

within accounts receivable—customers, and to conform to this presentation, have reclassified receivables purchased from energy supply companies that were included in other receivables at December 31, 2008 ($148 million for Con Edison; $121 million for Con Edison of New York). This reclassification more appropriately reflects the Utilities’ customer operations’ practices, policies and procedures. Results for interim periods are not necessarily indicative of results for the entire fiscal year.

Con Edison has two regulated utility subsidiaries: Con Edison of New York and O&R. Con Edison of New York provides electric service and gas service in New York City and Westchester County. The company also provides steam service in parts of Manhattan. O&R, along with its regulated utility subsidiaries, provides electric service in southeastern New York and adjacent areas of northern New Jersey and eastern Pennsylvania and gas service in southeastern New York and adjacent areas of eastern Pennsylvania. Con Edison has the following competitive energy businesses: Consolidated Edison Solutions, Inc. (Con Edison Solutions), a retail energy services company that sells electricity and also offers energy-related services; Consolidated Edison Energy, Inc. (Con Edison Energy), a wholesale energy supply company; and Consolidated Edison Development, Inc. (Con Edison Development), a company that participates in infrastructure projects. During the second quarter of 2008, Con Edison Development and its subsidiary, CED/SCS Newington, LLC, completed the sale of their ownership interests in power generating projects with an aggregate capacity of approximately 1,706 megawatts. See Note M.

Note A—Summary of Significant Accounting Policies

Revenues

The Utilities and Con Edison Solutions recognize revenues for electric, gas and steam service on a monthly billing cycle basis. The Utilities defer over a 12-month period net interruptible gas revenues, other than those authorized by the New York State Public Service Commission (PSC) to be retained by the Utilities, for refund to firm gas sales and transportation customers. O&R and Con Edison Solutions accrue revenues at the end of each month for estimated energy service not yet billed to customers. Prior to March 31, 2009, Con Edison of New York did not accrue revenues for estimated energy service not yet billed to customers except for certain unbilled gas revenues accrued in 1989. Effective March 31, 2009, the PSC authorized Con Edison of New York to accrue unbilled electric, gas and steam revenues. The adoption of this accounting for unbilled revenues had no effect on net income. See Note A to the financial statements in Part I, Item 1 of the First Quarter Form 10-Q. Unbilled revenues included in Con Edison’s balance sheet at June 30, 2009 and December 31, 2008 were $475 million (including $357 million for Con Edison of New York) and $131 million, respectively.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Earnings Per Common Share

Reference is made to “Earnings Per Common Share” in Note A to the financial statements included in Item 8 of the Form 10-K. For the three and six months ended June 30, 2009 and 2008, Con Edison’s basic and diluted EPS are calculated as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Millions of Dollars, except per share amounts/Shares in Millions)	2009	2008	2009	2008
Income for common stock from continuing operations	$150	$280	$330	$580
Income for common stock from discontinued operations, net of tax	—	272	—	274
Net income for common stock	$150	$552	$330	$854
Weighted average common shares outstanding—Basic	274.5	272.7	274.2	272.5
Add: Incremental shares attributable to effect of potentially dilutive securities	0.8	0.8	0.8	0.8
Adjusted weighted average common shares outstanding—Diluted	275.3	273.5	275.0	273.3
EARNINGS PER COMMON SHARE—BASIC
Continuing operations	$0.55	$1.03	$1.20	$2.13
Discontinued operations	—	0.99	—	1.01
Net income for common stock	$0.55	$2.02	$1.20	$3.14
EARNINGS PER COMMON SHARE—DILUTED
Continuing operations	$0.55	$1.03	$1.20	$2.12
Discontinued operations	—	0.99	—	1.01
Net income for common stock	$0.55	$2.02	$1.20	$3.13

Note B—Regulatory Matters

Reference is made to “Accounting Policies” in Note A and “Rate Agreements” in Note B to the financial statements included in Item 8 of the Form 10-K and Note B to the financial statements in Part I, Item 1 of the First Quarter Form 10-Q.

Rate Agreements

Con Edison of New York—Electric

In May 2009, Con Edison of New York filed a request with the PSC for a three-year electric rate plan with level annual rate increases of $695 million effective April 2010, 2011 and 2012. The filing reflects a return on common equity of 11.60 percent and a common equity ratio of 48.2 percent.

The filing also includes an alternative proposal for an electric rate increase of $854 million, effective April 2010, reflecting a return on common equity of 10.9 percent and a common equity ratio of 48.2 percent. Included in the increase would be recovery of increased property taxes ($127 million); additional operating costs and new and or expanded operating programs ($153 million); carrying

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

charges on additional infrastructure investments ($237 million); increased pension and other post-retirement benefit costs ($114 million); and an increased return on equity as compared to the return on equity reflected in current electric rates ($127 million).

The filing reflects continuation of the current provisions pursuant to which expenses for pension and other post-retirement benefits, property taxes, long-term debt and environmental site investigation and remediation are reconciled to amounts reflected in rates and avoided revenue requirements (as updated, $23 million) as a result of austerity measures (discussed below). The company is requesting reconciliation for municipal infrastructure support costs and the impact of new laws. As part of the three-year rate plan, the company is requesting that increases, if any, in certain expenses above a 4 percent annual inflation rate be deferred as a regulatory asset if its annual return on common equity is less than the authorized return. The filing also reflects continuation of the revenue decoupling mechanism that eliminates the direct relationship between the company’s level of delivery revenues and profits and the provisions pursuant to which the company recovers its purchased power and fuel costs from customers.

In April 2009, the PSC directed the company to file with the PSC in May 2009 the company’s plan with respect to austerity measures that would reduce the company’s revenue requirements during the rate year ending March 31, 2010 by $60 million. The PSC further directed the company to provide, in its next electric rate filing or within 30 days thereafter, the austerity program efforts it plans to continue beyond that rate year. The company has, as directed by the PSC, filed its austerity plans, which include reductions in labor costs, including compensation and other employee benefits, deferral of expenditures for capital projects and operating and maintenance programs and other initiatives. These reductions would collectively represent $47 million of the $60 million reduction sought by the PSC. The company will seek further opportunities for austerity when it prepares its 2010 budgets. In May 2009, the company filed with the PSC a request for rehearing of the PSC’s April 2009 order with respect to its austerity provisions and certain other matters.

The PSC’s April 2009 order covering Con Edison of New York’s electric rates, among other things, provided for the continuation of the collection of a portion (increased, to reflect higher capital costs, from $237 million collected in the rate year ended March 2009 to $254 million for the rate year ending March 2010) of the April 2008 rate increase subject to potential refund to customers following further PSC review and completion of an investigation by the PSC staff of the $1.6 billion of capital expenditures during the April 2005 through March 2008 period covered by the 2005 electric rate agreement for transmission and distribution utility plant that were above the amounts of such expenditures reflected in rates. The portion collected would also be subject to refund in the event the

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

PSC determined that some disallowance of costs the company has recovered is warranted to address potential impacts of alleged unlawful conduct by arrested employees and contractors (see “Investigation of Contractor Payments” in Note H). The company is unable to estimate the amount, if any, of any refund that might be required and, accordingly, has not established a regulatory liability for a refund.

Con Edison of New York—Gas and Steam

In June 2009, the PSC approved a Joint Proposal by Con Edison of New York, the PSC Staff and other parties under which, starting in July 2009, a portion of the company’s gas and steam revenues ($32 million and $6 million annually, respectively) would be subject to potential refund to customers in the event the PSC determined that some disallowance of costs the company has recovered is warranted to address potential impacts of alleged unlawful conduct by arrested employees and contractors (see “Investigation of Contractor Payments” in Note H). The company is unable to estimate the amount, if any, of any refund that might be required.

O&R—Gas

In June 2009, O&R entered into a settlement agreement with the staff of the PSC and other parties. The settlement agreement, which is subject to PSC approval, establishes a rate plan that covers the three-year period November 1, 2009 through October 31, 2012. The rate plan provides two rate increase alternatives for consideration by the PSC. The first alternative is for increases in base rates of $12.8 million in the first year, $5.2 million in the second year and $4.5 million in the third year. The second alternative is for increases in base rates of $9 million in each of the first two years and $4.6 million in the third year, with an additional $4.3 million to be collected though a surcharge in the third rate year.

The rate plan reflects the following major items:

•	an annual return on common equity of 10.4 percent;

•

most of any actual earnings above an 11.4 percent annual return on common equity (based upon the actual average common equity ratio, subject to a maximum 50 percent of capitalization) are to be applied to reduce regulatory assets;

•

deferral as a regulatory asset or liability, as the case may be, of differences between the actual level of certain expenses, including expenses for pension and other postretirement benefits, environmental remediation, property taxes and taxable and tax-exempt long-term debt, and amounts for those expenses reflected in rates;

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

•

deferral as a regulatory liability of the revenue requirement impact (i.e., return on investment, depreciation and income taxes) of the amount, if any, by which average gas net plant balances are less than balances reflected in rates;

•

deferral as a regulatory asset of increases, if any over the course of the rate plan, in certain expenses above a 4 percent annual inflation rate, but only if the actual annual return on common equity is less than 10.4 percent;

•	implementation of a revenue decoupling mechanism;

•	continuation of the provisions pursuant to which the company recovers its cost of purchasing gas and the provisions pursuant to which the effects of weather on gas income are moderated; and

•	potential negative earnings adjustments of up to $1.4 million annually if certain operations and customer service requirements are not met.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Regulatory Assets and Liabilities

Regulatory assets and liabilities at June 30, 2009 and December 31, 2008 were comprised of the following items:

	Con Edison		Con Edison of New York
(Millions of Dollars)	2009	2008	2009	2008
Regulatory assets
Unrecognized pension and other postretirement costs	$5,407	$5,602	$5,154	$5,335
Future federal income tax	1,222	1,186	1,162	1,127
Environmental remediation costs	385	378	325	316
Revenue taxes	108	101	106	99
Pension and other postretirement benefits deferrals	106	92	50	38
Deferred derivative losses—long-term	112	94	70	54
Net electric deferrals	82	27	82	27
Electric property tax petition	73	41	73	41
World Trade Center restoration costs	60	140	60	140
O&R transition bond charges	58	59	—	—
Workers’ compensation	38	38	38	38
Gas rate plan deferral	28	30	28	30
Unbilled gas revenue	15	44	15	44
Other retirement program costs	13	14	13	14
Asbestos-related costs	10	10	9	9
Recoverable energy costs	—	42	—	42
Other	141	157	122	132
Regulatory assets	7,858	8,055	7,308	7,486
Deferred derivative losses—current	263	288	207	247
Recoverable energy costs—current	36	172	—	146
Total Regulatory Assets	$8,157	$8,515	$7,515	$7,879
Regulatory liabilities
Allowance for cost of removal less salvage	$374	$378	$308	$313
Refundable energy costs	152	104	105	47
Net unbilled revenue deferrals	96	—	96	—
Electric rate case deferral	57	—	57	—
Rate case amortizations	35	68	35	68
Gain on sale of First Avenue properties	17	30	17	30
Other	160	157	144	142
Regulatory liabilities	891	737	762	600
Deferred derivative gains—current	10	23	10	23
Total Regulatory Liabilities	$901	$760	$772	$623

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Other Regulatory Matters

Con Edison of New York expects that the PSC will be releasing a report on its management audit of the company. The PSC is required to audit New York utilities every five years. The company expects that the PSC consultant that performed the audit will identify areas for improvement, including with respect to the company’s construction program, planning and business processes and regulatory relationships.

Note C—Long-Term Debt

Reference is made to Note C to the financial statements in Item 8 of the Form 10-K and Note C to the financial statements in Part I, Item 1 of the First Quarter Form 10-Q.

In June 2009, $49 million of the $55 million of O&R’s weekly-rate, tax-exempt debt insured by Financial Guaranty Insurance Company (Series 1994A Debt) that had been tendered was remarketed, and the proceeds from the remarketing were used to pay short-term borrowings that funded the purchased tendered bonds.

Note D—Short-Term Borrowing

Reference is made to Note D to the financial statements in Item 8 of the Form 10-K and Note D to the financial statements in Part I, Item 1 of the First Quarter Form 10-Q.

At June 30, 2009, Con Edison had $100 million of commercial paper outstanding, none of which was outstanding under Con Edison of New York’s program. The weighted average interest rate was 0.4 percent for Con Edison. At December 31, 2008, Con Edison had $363 million of commercial paper outstanding of which $253 million was outstanding under Con Edison of New York’s program. The weighted average interest rate was 2.4 percent and 3.2 percent for Con Edison and Con Edison of New York, respectively. At June 30, 2009 and December 31, 2008, no loans were outstanding under the Companies’ credit agreements and $282 million (including $126 million for Con Edison of New York) and $316 million (including $107 million for Con Edison of New York) of letters of credit were outstanding, respectively.

Note E—Pension Benefits

Reference is made to Note E to the financial statements in Item 8 of the Form 10-K and Note E to the financial statements in Part I, Item 1 of the First Quarter Form 10-Q.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Net Periodic Benefit Cost

The components of the Companies’ net periodic benefit costs for the three and six months ended June 30, 2009 and 2008 were as follows:

	For the Three Months Ended June 30,
	Con Edison		Con Edison of New York
(Millions of Dollars)	2009	2008	2009	2008
Service cost—including administrative expenses	$40	$34	$37	$32
Interest cost on projected benefit obligation	131	129	123	121
Expected return on plan assets	(173)	(173)	(165)	(165)
Amortization of net actuarial loss	75	48	68	42
Amortization of prior service costs	2	2	2	2
NET PERIODIC BENEFIT COST	$75	$40	$65	$32
Amortization of regulatory asset*	1	1	1	1
TOTAL PERIODIC BENEFIT COST	$76	$41	$66	$33
Cost capitalized	(27)	(14)	(25)	(11)
Cost deferred	(5)	(5)	(3)	(7)
Cost charged to operating expenses	$44	$22	$38	$15
*	Relates to increases in Con Edison of New York’s pension obligations of $33 million from a 1993 special retirement program and $45 million from a 1999 special retirement program.

	For the Six Months Ended June 30,
	Con Edison		Con Edison of New York
(Millions of Dollars)	2009	2008	2009	2008
Service cost—including administrative expenses	$80	$69	$74	$64
Interest cost on projected benefit obligation	262	258	246	241
Expected return on plan assets	(346)	(346)	(330)	(330)
Amortization of net actuarial loss	150	96	136	85
Amortization of prior service costs	4	4	4	4
NET PERIODIC BENEFIT COST	$150	$81	$130	$64
Amortization of regulatory asset*	2	2	2	2
TOTAL PERIODIC BENEFIT COST	$152	$83	$132	$66
Cost capitalized	(54)	(28)	(50)	(23)
Cost deferred	(36)	(25)	(31)	(28)
Cost charged to operating expenses	$62	$30	$51	$15
*	Relates to increases in Con Edison of New York’s pension obligations of $33 million from a 1993 special retirement program and $45 million from a 1999 special retirement program.

Expected Contributions

Based on current estimates, the Companies are not required under funding regulations and laws to make any contributions to the pension plan during 2009. The Companies’ policy is to fund their accounting cost to the extent tax deductible, therefore, Con Edison and Con Edison of New York

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

expect to make discretionary contributions to the pension plan of $282 million and $244 million, respectively, of which Con Edison of New York contributed $184 million in the first half of 2009. Con Edison of New York expects to make discretionary contributions of $5 million to the non-qualified supplemental pension plan during 2009. The Companies are continuing to monitor changes to funding and tax laws that may impact future pension plan funding requirements.

Note F—Other Postretirement Benefits

Reference is made to Note F to the financial statements in Item 8 of the Form 10-K and Note F to the financial statements in Part I, Item 1 of the First Quarter Form 10-Q.

Net Periodic Benefit Cost

The components of the Companies’ net periodic postretirement benefit costs for the three and six months ended June 30, 2009 and 2008 were as follows:

	For the Three Months Ended June 30,
	Con Edison		Con Edison of New York
(Millions of Dollars)	2009	2008	2009	2008
Service cost	$5	$5	$4	$4
Interest cost on accumulated other postretirement benefit obligation	24	23	21	21
Expected return on plan assets	(21)	(21)	(20)	(19)
Amortization of net actuarial loss	18	17	16	14
Amortization of prior service cost	(3)	(3)	(3)	(4)
Amortization of transition obligation	1	1	1	1
NET PERIODIC POSTRETIREMENT BENEFIT COST	$24	$22	$19	$17
Cost capitalized	(9)	(7)	(8)	(6)
Cost deferred	—	(4)	—	(2)
Cost charged to operating expenses	$15	$11	$11	$9

	For the Six Months Ended June 30,
	Con Edison		Con Edison of New York
(Millions of Dollars)	2009	2008	2009	2008
Service cost	$10	$10	$8	$8
Interest cost on accumulated other postretirement benefit obligation	48	47	42	42
Expected return on plan assets	(42)	(43)	(40)	(39)
Amortization of net actuarial loss	36	34	32	29
Amortization of prior service cost	(6)	(6)	(6)	(7)
Amortization of transition obligation	2	2	2	2
NET PERIODIC POSTRETIREMENT BENEFIT COST	$48	$44	$38	$35
Cost capitalized	(18)	(15)	(15)	(12)
Cost deferred	(1)	(11)	(2)	(9)
Cost charged to operating expenses	$29	$18	$21	$14

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note G—Environmental Matters

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

The accrued liabilities and regulatory assets related to Superfund Sites at June 30, 2009 and December 31, 2008 were as follows:

	Con Edison		Con Edison of New York
(Millions of Dollars)	2009	2008	2009	2008
Accrued Liabilities:
Manufactured gas plant sites	$180	$207	$129	$155
Other Superfund Sites	47	43	46	41
Total	$227	$250	$175	$196
Regulatory assets	$385	$378	$325	$315

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

There were no insurance recoveries received related to Superfund Sites for the three and six months ended June 30, 2009 and 2008. Environmental remediation costs incurred related to Superfund Sites during the three and six months ended June 30, 2009 and 2008 were as follows:

	For the Three Months Ended June 30,
	Con Edison		Con Edison of New York
(Millions of Dollars)	2009	2008	2009	2008
Remediation costs incurred	$24	$31	$23	$31

	For the Six Months Ended June 30,
	Con Edison		Con Edison of New York
(Millions of Dollars)	2009	2008	2009	2008
Remediation costs incurred	$40	$53	$39	$52

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

Asbestos Proceedings

Suits have been brought in New York State and federal courts against the Utilities and many other defendants, wherein a large number of plaintiffs sought large amounts of compensatory and punitive damages for deaths and injuries allegedly caused by exposure to asbestos at various premises of the Utilities. The suits that have been resolved, which are many, have been resolved without any payment by the Utilities, or for amounts that were not, in the aggregate, material to them. The amounts specified in all the remaining thousands of suits total billions of dollars; however, the Utilities believe

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

that these amounts are greatly exaggerated, based on the disposition of previous claims. In 2008, Con Edison of New York estimated that its aggregate undiscounted potential liability for these suits and additional suits that may be brought over the next 15 years is $9 million. The estimate was based upon a combination of modeling, historical data analysis and risk factor assessment. Actual experience may be materially different. In addition, certain current and former employees have claimed or are claiming workers’ compensation benefits based on alleged disability from exposure to asbestos. Under its current rate agreements, Con Edison of New York is permitted to defer as regulatory assets (for subsequent recovery through rates) costs incurred for its asbestos lawsuits and workers’ compensation claims. The accrued liability for asbestos suits and workers’ compensation proceedings (including those related to asbestos exposure) and the amounts deferred as regulatory assets for the Companies at June 30, 2009 and December 31, 2008 were as follows:

	Con Edison		Con Edison of New York
(Millions of Dollars)	2009	2008	2009	2008
Accrued liability—asbestos suits	$10	$10	$9	$9
Regulatory assets—asbestos suits	$10	$10	$9	$9
Accrued liability—workers’ compensation	$114	$114	$108	$109
Regulatory assets—workers’ compensation	$38	$38	$38	$38

Note H—Other Material Contingencies

Manhattan Steam Main Rupture

In July 2007, a Con Edison of New York steam main located in midtown Manhattan ruptured. It has been reported that one person died and others were injured as a result of the incident. Several buildings in the area were damaged. Debris from the incident included dirt and mud containing asbestos. The response to the incident required the closing of several buildings and streets for various periods. Approximately 100 suits are pending against the company seeking generally unspecified compensatory and, in some cases, punitive damages, for personal injury, property damage and business interruption. The company has not accrued a liability for the suits. The company has notified its insurers of the incident and believes that the policies in force at the time of the incident will cover most of the company’s costs, which the company is unable to estimate, but which could be substantial, to satisfy its liability to others in connection with the incident.

Investigation of Contractor Payments

In January 2009, Con Edison of New York commenced an internal investigation relating to the arrests of certain employees and retired employees (most of whom have since been indicted or pleaded guilty) for accepting kickbacks from contractors that performed construction work for the company. The company has retained a law firm, which has retained an accounting firm, to assist in the company’s

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

investigation. The company is providing information to governmental authorities in connection with their investigation of the arrested employees and contractors. The company has terminated its employment of the arrested employees and its contracts with the contractors. In February 2009, the PSC commenced a proceeding that, among other things, will examine the prudence of certain of the company’s expenditures relating to the arrests and consider whether additional expenditures should also be examined (see Note B). The company, based upon its evaluation of its internal controls for 2008 and previous years, believes that the controls were effective to provide reasonable assurance that its financial statements have been fairly presented, in all material respects, in conformity with generally accepted accounting principles. Because the company’s investigation is ongoing, the company is unable to predict the impact of any of the employees’ unlawful conduct on the company’s internal controls, business, results of operations or financial position.

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

Lease In/Lease Out Transactions

In each of 1997 and 1999, Con Edison Development entered into a transaction in which it leased property and then immediately subleased it back to the lessor (termed “Lease In/Lease Out,” or LILO transactions). The transactions respectively involve electric generating and gas distribution facilities in the Netherlands, with a total investment of $259 million. The transactions were financed with $93 million of equity and $166 million of non-recourse, long-term debt secured by the underlying assets. In accordance with SFAS No. 13, “Accounting for Leases,” Con Edison is accounting for the two LILO

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

transactions as leveraged leases. Accordingly, the company’s investment in these leases, net of non-recourse debt, is carried as a single amount in Con Edison’s consolidated balance sheet and income is recognized pursuant to a method that incorporates a level rate of return for those years when net investment in the lease is positive, based upon the after-tax cash flows projected at the inception of the leveraged leases. The company’s net investment in these leveraged leases was $(16) million at June 30, 2009 and $(8) million at December 31, 2008 and is comprised of a $235 million gross investment less $251 million of deferred tax liabilities at June 30, 2009 and $235 million gross investment less $243 million of deferred tax liabilities at December 31, 2008.

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

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

In a third LILO case, a jury verdict was rendered, partially favorable to the taxpayer and partially favorable to the government. See, Fifth Third Bancorp & Subsidiaries v. United States, 1:05-CV-350 (S.D. Ohio April 18, 2008). Following the verdict, the taxpayer reported that it had entered into a closing agreement with the IRS to settle all of its leveraged leases. Also, in a fourth LILO case, a jury verdict was rendered in favor of the government. See, Altria Group v. United States, Case No. 1:06-CV-09430-RJH-FM (S.D. New York July 9, 2009).

In connection with its audit of Con Edison’s federal income tax return for the tax years 2007 and 2006, the IRS disallowed $41 million and $43 million of net tax deductions taken with respect to both of the LILO transactions for the tax years. Con Edison filed an appeal of the 2007 and 2006 audit level disallowances with the Appeals Office of the IRS. In connection with its audit of Con Edison’s federal income tax returns for the tax years 1998 through 2005, the IRS indicated that it intends to disallow $332 million of net tax deductions taken with respect to both of the LILO transactions for the tax years. If and when these audit level disallowances become appealable, Con Edison intends to file appeals of the disallowances with the Appeals Office of the IRS.

Con Edison believes that its LILO transactions have been correctly reported, and has not recorded any reserve with respect to the disallowance of tax losses, or related interest, in connection with its LILO transactions. Con Edison’s estimated tax savings, reflected in its financial statements, from the two LILO transactions through June 30, 2009, in the aggregate, was $205 million. If Con Edison were required to repay all or a portion of these amounts, it would also be required to pay interest of up to $85 million at June 30, 2009.

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

Guarantees

Con Edison and its subsidiaries enter into various agreements providing financial or performance assurance primarily to third parties on behalf of their subsidiaries. Maximum amounts guaranteed by Con Edison totaled $1.2 billion and $1.6 billion at June 30, 2009 and December 31, 2008, respectively.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

A summary, by type and term, of Con Edison’s total guarantees at June 30, 2009 is as follows:

Guarantee Type	0 – 3 years	4 – 10 years	> 10 years	Total
	(Millions of Dollars)
Commodity transactions	$713	$43	$189	$945
Affordable housing program	—	9	—	9
Intra-company guarantees	39	—	1	40
Other guarantees	197	27	—	224
TOTAL	$949	$79	$190	$1,218

For a description of guarantee types, see Note H to the financial statements in Item 8 of the Form 10-K.

Note I—Financial Information by Business Segment

Reference is made to Note N to the financial statements in Item 8 of the Form 10-K.

The financial data for the business segments are as follows:

	For the Three Months Ended June 30,
	Operating revenues		Inter-segment revenues		Depreciation and amortization		Operating income
(Millions of Dollars)	2009	2008	2009	2008	2009	2008	2009	2008
Con Edison of New York
Electric	$1,812	$1,778	$3	$3	$146	$133	$230	$203
Gas	295	383	1	1	24	22	38	31
Steam	113	133	18	20	15	16	5	4
Consolidation adjustments	—	—	(22)	(24)	—	—	—	—
Total Con Edison of New York	$2,220	$2,294	$—	$—	$185	$171	$273	$238
O&R
Electric	$144	$180	$—	$—	$8	$7	$8	$10
Gas	39	43	—	—	3	3	1	—
Total O&R	$183	$223	$—	$—	$11	$10	$9	$10
Competitive energy businesses*	$454	$623	$(1)	$(3)	$1	$1	$14	$160
Other**	(12)	9	1	3	—	—	(2)	—
Total Con Edison	$2,845	$3,149	$—	$—	$197	$182	$294	$408
*	Includes the gain on the sale of Con Edison Development’s generation projects within continuing operations.
**	Parent company expenses, primarily interest, and consolidation adjustments. Other does not represent a business segment.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

	For the Six Months Ended June 30,
	Operating revenues		Inter-segment revenues			Depreciation and amortization		Operating income
(Millions of Dollars)	2009	2008	2009	2008		2009	2008	2009	2008
Con Edison of New York
Electric	$3,469	$3,492	$6		$6	$288	$250	$356	$366
Gas	1,077	1,124	2		2	49	44	169	145
Steam	444	418	36		38	29	31	74	60
Consolidation adjustments	—	—	(44)		(46)	—	—	—	—
Total Con Edison of New York	$4,990	$5,034	$—		$—	$366	$325	$599	$571
O&R
Electric	$289	$338	$—	$		$15	$14	$14	$15
Gas	145	148	—			6	6	15	15
Total O&R	$434	$486	$—	$		$21	$20	$29	$30
Competitive energy businesses*	$867	$1,197	$(3)		$4	$2	$2	$(11)	$198
Other**	(22)	8	3		(4)	—	—	(3)	(1)
Total Con Edison	$6,269	$6,725	$—		$—	$389	$347	$614	$798
*	Includes the gain on the sale of Con Edison Development’s generation projects within continuing operations.
**	Parent company expenses, primarily interest, and consolidation adjustments. Other does not represent a business segment.

Note J—Derivative Instruments and Hedging Activities

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

Effective January 1, 2009, the Companies adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS No. 161). SFAS No. 161 amends and expands the disclosure requirements of Statement 133 with the intent to provide users of financial statements with enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The Statement requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Energy Price Hedging

Con Edison’s subsidiaries hedge market price fluctuations associated with physical purchases and sales of electricity, natural gas, and steam by using derivative instruments including futures, forwards, basis swaps, options, transmission congestion contracts and financial transmission rights contracts. The fair values of these derivative instruments at June 30, 2009 and December 31, 2008 were as follows:

	Con Edison		Con Edison of New York
(Millions of Dollars)	2009	2008	2009	2008
Fair value of net derivative assets/(liabilities)—gross	$(450)	$(428)	$(231)	$(259)
Impact of netting of cash collateral	339	322	169	224
Fair value of net derivative assets/(liabilities)—net	$(111)	$(106)	$(62)	$(35)

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

At June 30, 2009, Con Edison and Con Edison of New York had $309 million and $31 million of credit exposure in connection with energy supply and hedging activities, net of collateral, respectively. Con Edison’s net credit exposure consisted of $218 million with investment-grade counterparties and $91 million primarily with commodity exchange brokers or independent system operators. Con Edison of New York’s entire net credit exposure was with commodity exchange brokers.

Economic Hedges

The Companies enter into derivative instruments that do not qualify or are not designated as hedges under SFAS No. 133. However, management believes these instruments represent economic hedges that mitigate exposure to fluctuations in commodity prices.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

The fair values of the Companies’ commodity derivatives at June 30, 2009 were:

Fair Value of Commodity Derivatives(a)
(Millions of Dollars)	Balance Sheet Location	Con Edison	Con Edison of New York
Asset Derivatives
Current	Fair value of derivative assets	$812	$359
Long term	Other deferred charges and non-current assets	496	299
Total asset derivatives		$1,308	$658
Impact of netting		(1,064)	(604)
Net asset derivatives		$244	$54
Liability Derivatives
Current	Fair value of derivative liabilities	$1,137	$515
Long term	Fair value of derivative liabilities	621	374
Total liability derivatives		$1,758	$889
Impact of netting		(1,403)	(773)
Net liability derivatives		$355	$116
(a)	Qualifying derivative contracts, which have been designated as normal purchases or normal sales contracts, are not reported at fair value under SFAS No. 133 and, therefore, are excluded from the table.

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

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

The following table presents the changes in the fair values of commodity derivatives that have been deferred or recognized in earnings for the three and six months ended June 30, 2009:

Realized and Unrealized Gains/(Losses) on Commodity Derivatives(a) Deferred or Recognized in Income for the Three Months Ended June 30, 2009
(Millions of Dollars)	Balance Sheet Location	Con Edison	Con Edison of New York
Pre-tax gains/(losses) deferred in accordance with FAS71:
Current	Deferred derivative gains	$(9)	$(9)
Total deferred gains		$(9)	$(9)
Current	Deferred derivative losses	$65	$66
Current	Recoverable energy costs	$(122)	$(102)
Long term	Regulatory assets	$25	$15

Total deferred losses		$(32)	$(21)
Net deferred losses		$(41)	$(30)
	Income Statement Location
Pre-tax gain/(loss) recognized in income
	Purchased power expense	$(144)	$—
	Gas purchased for resale	(1)	—
	Non-utility revenue	139 (b)	—
Total pre-tax gain/(loss) recognized in income		$(6)	$—
(a)	Qualifying derivative contracts, which have been designated as normal purchases or normal sales contracts, are not reported at fair value under SFAS No. 133 and, therefore, are excluded from the table.
(b)	For the three months ended June 30, 2009, Con Edison recorded in non-utility operating revenues an unrealized pre-tax gain of $31 million.

Realized and Unrealized Gains/(Losses) on Commodity Derivatives(a) Deferred or Recognized in Income for the Six Months Ended June 30, 2009
(Millions of Dollars)	Balance Sheet Location	Con Edison	Con Edison of New York
Pre-tax gains/(losses) deferred in accordance with FAS71:
Current	Deferred derivative gains	$(13)	$(13)
Total deferred gains		$(13)	$(13)
Current	Deferred derivative losses	$25	$40
Current	Recoverable energy costs	$(303)	$(259)
Long term	Regulatory assets	$(20)	$(16)

Total deferred losses		$(298)	$(235)
Net deferred losses		$(311)	$(248)
	Income Statement Location
Pre-tax gain/(loss) recognized in income
	Purchased power expense	$(255)	$—
	Gas purchased for resale	2	—
	Non-utility revenue	215 (b)	—
Total pre-tax gain/(loss) recognized in income		$(38)	$—

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

(a)	Qualifying derivative contracts, which have been designated as normal purchases or normal sales contracts, are not reported at fair value under SFAS No. 133 and, therefore, are excluded from the table.
(b)	For the six months ended June 30, 2009, Con Edison recorded in non-utility operating revenues an unrealized pre-tax loss of $26 million.

As of June 30, 2009, Con Edison had 1,440 contracts, including 689 Con Edison of New York contracts, which were considered to be derivatives under SFAS No. 133 (excluding qualifying derivative contracts, which have been designated as normal purchases or normal sales contracts). The following table presents the number of contracts by commodity type:

	Electric Derivatives				Gas Derivatives
	Number of Energy Contracts(a)	MWhs(b)	Number of Capacity Contracts(a)	MWs(b)	Number of Contracts(a)	Dths(b)	Total Number of Contracts(a)
Con Edison	583	16,224,863	78	7,442	779	198,601,000	1,440
Con Edison of New York	95	3,124,200	—	—	594	194,890,000	689
(a)	Qualifying derivative contracts, which have been designated as normal purchases or normal sales contracts, are not reported at fair value under SFAS No. 133 and, therefore, are excluded from the table.
(b)	Volumes are reported net of long and short positions.

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

The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position and collateral posted at June 30, 2009, and the additional collateral that would have been required to be posted had the lowest applicable credit rating been reduced one level and to below investment grade were:

(Millions of Dollars)	Con Edison(a)		Con Edison of New York(a)
Aggregate fair value—net liabilities	$499		$135
Collateral posted	$332		$80	(b)
Additional collateral( c) (downgrade one level from current ratings(d))	$40		$23
Additional collateral(c) (downgrade to below investment grade from current ratings(d))	$325	(e)	$92
(a)

Non-derivative transactions for the purchase and sale of electricity and gas and qualifying derivative instruments, which have been designated as normal purchases or normal sales, are excluded from the table. These transactions primarily include purchases of electricity from independent system operators. In the event the Utilities and Con Edison’s competitive energy businesses were no longer extended

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

unsecured credit for such purchases, the Companies would be required to post collateral, which at June 30, 2009, would have amounted to an estimated $365 million for Con Edison, including $113 million for Con Edison of New York. For certain other such non-derivative transactions, the Companies could be required to post collateral under certain circumstances, including in the event counterparties had reasonable grounds for insecurity.

(b)	Across the Utilities’ energy derivative positions, credit limits for the same counterparties are generally integrated. At June 30, 2009, all collateral for these positions was posted by Con Edison of New York, including an estimated $41 million attributable to O&R.
(c)	The Companies measure the collateral requirements by taking into consideration the fair value amounts of derivative instruments that contain credit-risk-related contingent features that are in a net liabilities position plus amounts owed to counterparties for settled transactions and amounts required by counterparties for minimum financial security. The fair value amounts represent unrealized losses, net of any unrealized gains where the Companies have a legally enforceable right of setoff.
(d)	The current ratings are Moody’s, S&P and Fitch long-term credit rating of, as applicable, Con Edison (Baa1/BBB+/BBB+), Con Edison of New York (A3/A-/A-) or O&R (Baa1/A-/A). Credit ratings assigned by rating agencies are expressions of opinions that are subject to revision or withdrawal at any time by the assigning rating agency.
(e)	Derivative instruments that are net assets have been excluded from the table. At June 30, 2009, if Con Edison had been downgraded to below investment grade, its competitive energy businesses would have been required to post additional collateral for such derivative instruments of $123 million.

Interest Rate Swaps

In May 2008, Con Edison Development’s interest rate swaps that were designated as cash flow hedges under SFAS No. 133 were sold. The losses were classified to income/(loss) from discontinued operations for the year ended December 31, 2008 and were immaterial to Con Edison’s results of operations.

O&R has an interest rate swap related to its Series 1994A Debt. See Note C. O&R pays a fixed-rate of 6.09 percent and receives a LIBOR-based variable rate. The fair value of this interest rate swap at June 30, 2009 was an unrealized loss of $12 million, which has been included in Con Edison’s consolidated balance sheet as a noncurrent liability/fair value of derivative liabilities and a regulatory asset. The increase in the fair value of the swap for the three and six months ended June 30, 2009 was $2 million and $3 million, respectively. In the event O&R’s credit rating was downgraded to BBB-/Baa3 or lower, the swap counterparty could elect to terminate the agreement and O&R would be required to settle immediately.

Note K—Fair Value Measurements

Reference is made to Note P to the financial statements in Item 8 of the Form 10-K and Note K to the financial statements in Part I, Item 1 of the Form 10-Q.

FASB Statement No. 157, “Fair Value Measurements” (SFAS No. 157) defines fair value, establishes a framework for measuring fair value and expands the disclosures about fair value measurements.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2009 are summarized below under the three-level hierarchy established by SFAS No. 157. SFAS No. 157 defines the levels within the hierarchy as follows:

•	Level 1—Consists of assets or liabilities whose value is based on unadjusted quoted prices in active markets at the measurement date.

•

Level 2—Consists of assets or liabilities valued using industry standard models and based on prices, other than quoted prices within Level 1, that are either directly or indirectly observable as of the measurement date.

•

Level 3—Consists of assets or liabilities whose fair value is estimated based on internally developed models or methodologies using inputs that are generally less readily observable and supported by little, if any, market activity at the measurement date.

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2009 are summarized below:

	Level 1		Level 2		Level 3		Netting Adjustments(4)		Total
(Millions of Dollars)	Con Edison	Con Edison of New York	Con Edison	Con Edison of New York	Con Edison	Con Edison of New York	Con Edison	Con Edison of New York	Con Edison	Con Edison of New York
Derivative assets:
Energy(1)	$1	$—	$172	$15	$366	$32	$(271)	$32	$268	$79
Other assets(3)	26	26	—	—	82	74	—	—	108	100
Total	$27	$26	$172	$15	$448	$106	$(271)	$32	$376	$179
Derivative liabilities:
Energy(1)	$22	$22	$516	$226	$451	$30	$(610)	$(137)	$379	$141
Financial & other(2)	—	—	—	—	12	—	—	—	12	—
Total	$22	$22	$516	$226	$463	$30	$(610)	$(137)	$391	$141
(1)	A significant portion of the energy derivative contracts categorized in Level 3 is valued using either an industry acceptable model or an internally developed model with observable inputs. The models also include some less readily observable inputs resulting in the classification of the entire contract as Level 3. See Note J.
(2)	Includes an interest rate swap. See Note J.
(3)	Other assets are comprised of assets such as life insurance contracts within the Deferred Income Plan and Supplemental Retirement Income Plans, held in rabbi trusts.
(4)	Amounts represent the impact of legally-enforceable master netting agreements that allow the Companies to net gain and loss positions and cash collateral held or placed with the same counterparties.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2008 are summarized below:

	Level 1		Level 2		Level 3		Netting Adjustments(4)		Total
(Millions of Dollars)	Con Edison	Con Edison of New York	Con Edison	Con Edison of New York	Con Edison	Con Edison of New York	Con Edison	Con Edison of New York	Con Edison	Con Edison of New York
Derivative assets:
Energy(1)	$1	$—	$150	$38	$206	$16	$(117)	$65	$240	$119
Other assets(3)	23	23	—	—	73	65	—	—	96	88
Total	$24	$23	$150	$38	$279	$81	$(117)	$65	$336	$207
Derivative liabilities:
Energy(1)	$34	$34	$495	$264	$256	$15	$(439)	$(159)	$346	$154
Financial & other(2)	—	—	—	—	15	—	—	—	15	—
Total	$34	$34	$495	$264	$271	$15	$(439)	$(159)	$361	$154
(1)	A significant portion of the energy derivative contracts categorized in Level 3 is valued using either an industry acceptable model or an internally developed model with observable inputs. The models also include some less readily observable inputs resulting in the classification of the entire contract as Level 3. See Note O to the financial statements in Item 8 of the Form 10-K.
(2)	Includes an interest rate swap. See Note O to the financial statements in Item 8 of the Form 10-K.
(3)	Other assets are comprised of assets such as life insurance contracts within Deferred Income Plan and Supplemental Retirement Income Plans, held in rabbi trusts.
(4)	Amounts represent the impact of legally-enforceable master netting agreements that allow the Companies to net gain and loss positions and cash collateral held or placed with the same counterparties.

The table listed below provides a reconciliation of the beginning and ending net balances for assets and liabilities measured at fair value for the three and six months ended June 30, 2009 and classified as Level 3 in the fair value hierarchy:

	For the Three Months Ended June 30, 2009
	Beginning Balance as of April 1, 2009	Total Gains/(Losses)— Realized and Unrealized		Purchases, Issuances, Sales and Settlements	Transfer In/Out of Level 3	Ending Balance as of June 30, 2009
(Millions of Dollars)		Included in Earnings	Included in Regulatory Assets and Liabilities
Con Edison
Derivatives:
Energy	$(115)	$(76)	$1	$105	$—	$(85)
Financial & other	(14)	—	2	—	—	(12)
Other	68	5	9	—	—	82
Total	$(61)	$(71)	$12	$105	$—	$(15)
Con Edison of New York
Derivatives:
Energy	$(7)	$(5)	$(7)	$21	$—	$2
Other	61	5	8	—	—	74
Total	$54	$—	$1	$21	$—	$76

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

	For the Six Months Ended June 30, 2009
	Beginning Balance as of January 1, 2009	Total Gains/(Losses)— Realized and Unrealized		Purchases, Issuances, Sales and Settlements	Transfer In/Out of Level 3	Ending Balance as of June 30, 2009
(Millions of Dollars)		Included in Earnings	Included in Regulatory Assets and Liabilities
Con Edison
Derivatives:
Energy	$(50)	$(105)	$(51)	$121	$—	$(85)
Financial & other	(15)	—	3	—	—	(12)
Other	73	3	6	—	—	82
Total	$8	$(102)	$(42)	$121	$—	$(15)
Con Edison of New York
Derivatives:
Energy	$1	$(6)	$(15)	$22	$—	$2
Other	65	3	6	—	—	74
Total	$66	$(3)	$(9)	$22	$—	$76

The table listed below provides a reconciliation of the beginning and ending net balances for assets and liabilities measured at fair value for the three and six months ended June 30, 2008 and classified as Level 3 in the fair value hierarchy:

	For the Three Months Ended June 30, 2008
	Beginning Balance as of April 1, 2008	Total Gains/(Losses)— Realized and Unrealized		Purchases, Issuances, Sales and Settlements	Transfer In /Out of Level 3	Ending Balance as of June 30, 2008
(Millions of Dollars)		Included in Earnings	Included in Regulatory Assets and Liabilities
Con Edison
Derivatives:
Energy	$26	$(24)	$121	$2	$—	$125
Financial & other	(14)	—	3	—	—	(11)
Other	102	1	3	—	—	106
Total	$114	$(23)	$127	$2	$—	$220
Con Edison of New York
Derivatives:
Energy	$10	$1	$38	$4	$—	$53
Other	91	1	2	—	—	94
Total	$101	$2	$40	$4	$—	$147

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

	For the Six Months Ended June 30, 2008
	Beginning Balance as of January 1, 2008	Total Gains/(Losses)— Realized and Unrealized		Purchases, Issuances, Sales and Settlements	Transfer In/Out of Level 3	Ending Balance as of June 30, 2008
(Millions of Dollars)		Included in Earnings	Included in Regulatory Assets and Liabilities
Con Edison
Derivatives:
Energy	$23	$(69)	$211	$(40)	$—	$125
Financial & other	(11)	—	—	—	—	(11)
Other	107	(1)	—	—	—	106
Total	$119	$(70)	$211	$(40)	$—	$220
Con Edison of New York
Derivatives:
Energy	$11	$(14)	$78	$(21)	$—	$53
Other	95	—	(1)	—	—	94
Total	$106	$(14)	$77	$(21)	$—	$147

For the Utilities, realized gains and losses on Level 3 energy derivative assets and liabilities are reported as part of purchased power and gas costs. The Utilities generally recover these costs in accordance with rate provisions approved by the applicable state public utilities commissions. See Note A to the financial statements in Item 8 of the Form 10-K. Unrealized gains and losses for energy derivatives are generally deferred on the consolidated balance sheet in accordance with SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation.”

For the competitive energy businesses, realized and unrealized gains and losses on Level 3 energy derivative assets and liabilities are reported in non-utility revenues ($39 million loss and $39 million loss) and purchased power costs ($1 million loss and $1 million gain) on the consolidated income statement for the three months ended June 30, 2009 and 2008, respectively. Realized and unrealized gains and losses on level 3 energy derivative assets and liabilities are reported in non-utility revenues ($53 million loss and $70 million loss) and purchased power costs ($1 million loss and $2 million gain) on the consolidated income statement for the six months ended June 30, 2009 and 2008, respectively. The change in unrealized gains or losses relating to assets still held at June 30, 2009 and 2008, included in non-utility revenues for the three months ended June 30, 2009 and 2008, is an $11 million gain and $28 million loss, respectively. The change in unrealized gains or losses relating to assets still held at June 30, 2009 and 2008, included in non-utility revenues for the six months ended June 30, 2009 and 2008 is $1 million loss and $59 million loss, respectively.

For the Utilities, realized and unrealized gains and losses on Level 3 other assets of $5 million gain and $1 million gain are reported in investment and other income on the consolidated income statement for the three months ended June 30, 2009 and 2008, respectively. Realized and unrealized gains and losses

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

on Level 3 other assets of $3 million gain and $1 million loss are reported in investment and other income on the consolidated income statement for the six months ended June 30, 2009 and 2008, respectively.

Note L—New Financial Accounting Standards

Reference is made to Note T to the financial statements in Item 8 of the Form 10-K and Note L to the financial statements in Part I, Item 1 of the Form 10-Q.

In June 2009, the FASB issued Statement No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles.” This Statement replaces FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” and establishes the FASB Accounting Standards CodificationTM as the source of authoritative U.S. generally accepted accounting principles recognized by the FASB to be applied to by nongovernmental entities. This Statement is effective for interim and annual periods ending after September 15, 2009. The adoption of this Statement is not expected to have a material impact on the Companies’ financial position, results of operations or liquidity.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).” This Standard amends FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities (revised December 2003)—an interpretation of ARB No. 51,” to improve financial reporting by entities involved with variable interest entities (VIEs) and to address the impact of pending amendments to derecognition guidance. Under this Standard, an entity must perform qualitative assessments of power and economics when determining the primary beneficiary of VIEs. This Standard is effective as of the beginning of the first fiscal year that begins after November 15, 2009. The Companies are currently evaluating the impact of this Standard on their financial position, results of operations and liquidity.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140.” This Standard amends FASB Statement No. 140, “Accounting for Transfers of Financial Assets and Servicing of Financial Assets and Extinguishments of Liabilities,” by eliminating the concept of a qualifying special-purpose entity, modifying the transferability constraints, requiring consideration of all arrangements made in connection with a transfer, clarifying the legal isolation analysis, providing guidance on when a portion of a financial asset can be derecognized, and modifying the initial measurement of a beneficial interest retained by a transferor. This Standard is effective as of the beginning of the first fiscal year that begins after November 15, 2009. The application of this Standard is not expected to have a material impact on the financial position, results of operations and liquidity of the Companies.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note M—Con Edison Development

Reference is made to Note V to the financial statements in Item 8 of the Form 10-K.

During the second quarter of 2008, Con Edison Development and its subsidiary, CED/SCS Newington, LLC, completed the sale of their ownership interests in power generating projects (Rock Springs, Ocean Peaking Power, CEEMI, Newington and Lakewood) with an aggregate capacity of approximately 1,706 megawatts to North American Energy Alliance, LLC. The sale resulted in total cash proceeds, net of estimated taxes and transaction expenses, of $1,067 million, and an after-tax gain, net of all transaction expenses, of approximately $400 million.

In May 2008, Con Edison Energy entered into agreements to provide energy management services, such as plant scheduling and fuel procurement, for the Rock Springs, Ocean Peaking Power and CEEMI projects for one to two years. Such services are expected to give rise to a significant level of continuing direct cash flows between Con Edison Energy and the disposed projects, and to provide Con Edison Energy with significant continuing involvement with the operations of the disposed projects. As a result, under the guidance of EITF Issue No. 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations” (EITF No. 03-13), Con Edison has concluded that the Rock Springs, Ocean Peaking Power and CEEMI projects do not qualify for discontinued operations. Accordingly, the results of operations of these projects prior to the completion of the sale in 2008, along with the after-tax gain, net of transaction expenses, of $136 million associated with the sale of these projects, have been reported within continuing operations in the accompanying Con Edison consolidated income statement.

Con Edison’s competitive energy businesses engaged in certain services for the Newington and Lakewood projects on a short-term basis after the sale. However, such services were much more limited than those provided to the Rock Springs, Ocean Peaking Power and CEEMI projects, and did not give rise to a significant level of continuing direct cash flows between Con Edison and the disposed projects, or provide Con Edison with significant continuing involvement in the operating or financial policies of the disposed projects. As a result, Con Edison believes that the criteria within SFAS No. 144 and EITF No. 03-13 for discontinued operations treatment have been met for the Newington and Lakewood projects. Accordingly, the results of operations of these projects prior to the completion of the sale in 2008 have been reflected in income from discontinued operations (net of income taxes) in the accompanying Con Edison consolidated income statement. The Newington and Lakewood projects had revenues of $143 million and pre-tax profit (loss) of $7 million for the six months ended June 30, 2008. Income from discontinued operations also includes the after-tax gain, net of transaction expenses, of $270 million associated with the sale of these projects.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF NEW YORK)

This combined management’s discussion and analysis of financial condition and results of operations (MD&A) relates to the consolidated financial statements (the Second Quarter Financial Statements) included in this report of two separate registrants: Consolidated Edison, Inc. (Con Edison) and Consolidated Edison Company of New York, Inc. (Con Edison of New York) and should be read in conjunction with the financial statements and the notes thereto. As used in this report, the term the “Companies” refers to Con Edison and Con Edison of New York. Con Edison of New York is a subsidiary of Con Edison and, as such, information in this MD&A about Con Edison of New York applies to Con Edison.

This MD&A should be read in conjunction with the Second Quarter Financial Statements and the notes thereto and the MD&A in Item 7 of the Companies’ combined Annual Report on Form 10-K for the year ended December 31, 2008 (File Nos. 1-14514 and 1-1217, the Form 10-K) and the MD&A in Part I, Item 2 of the Companies’ combined Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009 (File Nos. 1-14514 and 1-1217, the First Quarter Form 10-Q).

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

Corporate Overview

Con Edison’s principal business operations are those of its utility companies, Con Edison of New York and Orange and Rockland Utilities, Inc. (O&R), together known as the “Utilities.” Con Edison also has competitive energy businesses (see “Competitive Energy Businesses,” below). Certain financial data of Con Edison’s businesses is presented below:

	Three Months Ended June 30, 2009				Six Months Ended June 30, 2009				At June 30, 2009
(Millions of Dollars)	Operating Revenues		Net Income for Common Stock		Operating Revenues		Net Income for Common Stock		Assets
Con Edison of New York	$2,220	78%	$136	91%	$4,990	79%	$333	101%	$30,444	90%
O&R	183	6%	2	1%	434	7%	14	4%	2,128	6%
Total Utilities	2,403	84%	138	92%	5,424	86%	347	105%	32,572	96%
Con Edison Development(a)	—	—%	—	—%	—	—%	—	—%	425	1%
Con Edison Energy(a)	129	5%	(8)	(5)%	312	5%	4	1%	249	1%
Con Edison Solutions(a)	324	11%	23	15%	552	9%	(14)	(4)%	168	1%
Other(b)	(11)	—%	(3)	(2)%	(19)	—%	(7)	(2)%	296	1%
Total Con Edison	$2,845	100%	$150	100%	$6,269	100%	$330	100%	$33,710	100%
(a)	Net income from the competitive energy businesses for the three and six months ended June 30, 2009 includes $19 million and $(15) million, respectively, of net after-tax mark-to-market gains/(losses) (Con Edison Development, $1 million and $2 million, Con Edison Energy, $0 million and $6 million and Con Edison Solutions, $18 million and $(23) million).
(b)	Represents inter-company and parent company accounting. See “Results of Operations,” below.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

Con Edison’s net income for common stock for the three months ended June 30, 2009 was $150 million or $0.55 a share compared with earnings of $552 million or $2.02 a share for the three months ended June 30, 2008. Net income for common stock for the six months ended June 30, 2009 was $330 million or $1.20 a share compared with earnings of $854 million or $3.14 a share for the six months ended June 30, 2008. See “Results of Operations—Summary,” below.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

The weather during the summer of 2008 was cooler than design conditions. The highest peak electric demand reached in 2008 was 12,987 MW for Con Edison of New York and 1,530 MW for O&R. Both peaks occurred on June 10, 2008. The Companies have continued to monitor the effects of the ongoing global financial turmoil on the local economy and have reduced their outlook for customer demand. The Utilities currently estimate that, under design weather conditions, the 2009 peak electric demand in their respective service areas will be 13,750 MW for Con Edison of New York and 1,650 MW for O&R. The average annual growth rate of the peak electric demand over the next five years at design conditions is estimated to be approximately 0.6 percent for Con Edison of New York and 2.1 percent for O&R. The Con Edison of New York forecasted peak demand includes the impact of permanent demand reduction programs. The Companies anticipate an ongoing need for substantial capital investment in order to meet this growth in peak usage with the high level of reliability that they currently provide (see “Liquidity and Capital Resources—Capital Requirements,” below).

The Utilities have rate plans approved by state utility regulators that cover the rates they can charge their customers. Con Edison of New York’s electric, gas and steam rate plans are effective through April 2010, September 30, 2010 and September 30, 2010, respectively. In April 2009, the New York State Public Service Commission (PSC) adopted an order granting Con Edison of New York an electric rate increase, retroactive to April 6, 2009. In May 2009, Con Edison of New York filed a request for a new electric rate plan to be effective April 2010. O&R’s rate plans for its electric and gas service in New York and its subsidiary’s electric service in New Jersey extend through June 30, 2011, October 31, 2009 and March 31, 2010, respectively. In June 2009, O&R entered into a Joint Proposal with the PSC staff and other parties which, subject to PSC approval, will establish a rate plan for O&R’s gas service in New York for the period from November 1, 2009 through October 31, 2012. Pursuant to the Utilities’ multi-year rate plans, charges to customers generally may not be changed during the respective terms of the rate plans other than for recovery of the costs incurred for energy supply, for specified increases provided in the rate plans and for limited other exceptions. The New York rate plans for Con Edison of New York’s gas and steam operations as well as O&R’s electric and gas operations generally require the Utilities to share with customers earnings in excess of specified rates of return on common equity capital. Under the revenue decoupling mechanisms in Con Edison of New York’s current electric and gas rate plans and O&R’s electric rate plan, the Utilities’ revenues will generally not be affected by changes in delivery volumes from levels assumed when rates were approved. See “Regulatory Matters,” below, “Recoverable Energy Costs” and “Rate Agreements” in Notes A and B, respectively, to the financial statements in Item 8 of the Form 10-K and Notes A and B to the Second Quarter Financial Statements.

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

Competitive Energy Businesses

Con Edison’s competitive energy businesses participate in segments of the electricity industry that are less comprehensively regulated than the Utilities. These segments include the sales and related hedging of electricity to wholesale and retail customers and sales of certain energy-related products and services. At June 30, 2009, Con Edison’s equity investment in its competitive energy businesses was $215 million and their assets amounted to $842 million. Con Edison is evaluating additional opportunities to invest in electric and gas-related businesses.

Consolidated Edison Solutions, Inc. (Con Edison Solutions) sells electricity directly to delivery-service customers of utilities primarily in the Northeast and Mid-Atlantic regions (including some of the Utilities’ customers) and also offers energy-related services. Con Edison Solutions does not sell electricity to the Utilities. The company sold approximately 5.6 million MWHs of electricity to customers over the six-month period ended June 30, 2009.

Consolidated Edison Development, Inc. (Con Edison Development) participates in infrastructure projects. In 2008, Con Edison Development and its subsidiary, CED/SCS Newington, LLC, completed the sale of their ownership interests in power generating projects with an aggregate capacity of approximately 1,706 MW. See Note M to the Second Quarter Financial Statements.

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

Discontinued Operations

In 2008, Con Edison Development and its subsidiary, CED/SCS Newington, LLC, completed the sale of their ownership interests in power generating projects with an aggregate capacity of approximately 1,706 MW. See Note M to the Second Quarter Financial Statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

Results of Operations—Summary

Con Edison’s earnings per share for the three months ended June 30, 2009 were $0.55 (basic and diluted basis) compared with $2.02 (basic and diluted basis) for the 2008 period. Con Edison’s earnings per share for the six months ended June 30, 2009 were $1.20 (basic and diluted basis) compared with $3.14 ($3.13 on a diluted basis) for the 2008 period.

Net income for common stock for the three and six months ended June 30, 2009 and 2008 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions of Dollars)	2009	2008	2009	2008
Con Edison of New York	$136	$121	$333	$340
O&R	2	3	14	16
Competitive energy businesses(a)	15	158	(10)	197
Other(b)	(3)	(2)	(7)	27
Total continuing operations	150	280	330	580
Discontinued operations(c)	—	272	—	274
CON EDISON	$150	$552	$330	$854
(a)	Income from continuing operations of the competitive energy businesses for the three and six months ended June 30, 2009 includes $19 million and $(15) million of net after-tax mark-to-market gains/(losses), respectively. Income from continuing operations of the competitive energy businesses for the three and six months ended June 30, 2008 includes $30 million and $63 million of net after-tax mark-to-market gains, respectively. Income from continuing operations in 2008 also includes $136 million after-tax from the gain on the sale of Con Edison Development’s generation projects. See Note M to the Second Quarter Financial Statements.
(b)	Other consists of inter-company and parent company accounting. The six month period ended June 30, 2008 includes $30 million of after-tax net income related to the resolution of Con Edison’s legal proceeding with Northeast Utilities. See “Results of Operations,” below.
(c)	Represents the discontinued operations of certain of Con Edison Development’s generation projects, which includes a $270 million after-tax gain on the sale of generation projects for the three and six months ended June 30, 2008, respectively. See Note M to the Second Quarter Financial Statements.

Con Edison’s results of operations for the three and six months ended June 30, 2009, as compared with the 2008 period, reflect changes in the Utilities’ rate plans (including additional revenues designed to recover increases in certain operations and maintenance expenses, depreciation and property taxes, and interest charges), and the operating results of the competitive energy businesses (including net mark-to-market effects). The results of operations for the six months ended June 30, 2009, as compared with the 2008 period include a lower allowed electric return on common equity for Con Edison of New York in 2009 for the first quarter, offset in part by a higher allowed return for the second quarter. Operations and maintenance expenses were higher in the three and six months ended June 30, 2009 compared with the 2008 period reflecting primarily higher costs, which are generally reflected in rates, such as pension and other post-retirement benefits and uncollectible accounts.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

Depreciation and property taxes were higher in the three and six months ended June 30, 2009 compared with the 2008 period reflecting primarily the impact from increased capital expenditures and higher property tax rates. Results of operations for Con Edison in the 2008 period include the gain on the sale of generation projects and the impact of discontinued operations and for the six months ended June 30, 2008 include the resolution of litigation with Northeast Utilities.

The following table presents the estimated effect on earnings per share and net income for common stock for the three and six months ended June 30, 2009 as compared with the 2008 period, resulting from these and other major factors:

	Three Months Variation		Six Months Variation
	Earnings per Share	Net Income for Common Stock (Millions of Dollars)	Earnings per Share	Net Income for Common Stock (Millions of Dollars)
Con Edison of New York
Rate plans, primarily to recover increases in certain costs	$0.28	$76	$0.44	$123
Operations and maintenance expense	(0.06)	(16)	(0.22)	(59)
Long Island City power outage reserve in 2008	—	—	0.05	14
Depreciation, property taxes and other tax matters	(0.12)	(33)	(0.20)	(53)
Net interest expense	(0.05)	(14)	(0.08)	(21)
Other (includes dilutive effect of new stock issuances)	(0.01)	2	(0.03)	(11)
Total Con Edison of New York	0.04	15	(0.04)	(7)
Orange and Rockland Utilities	—	(1)	(0.01)	(2)
Competitive energy businesses
Earnings excluding net mark-to-market effects, gain on the sale of generation projects and discontinued operations	0.02	4	0.03	8
Net mark-to-market effects	(0.04)	(11)	(0.29)	(79)
Gain on the sale of generation projects	(0.50)	(136)	(0.50)	(136)
Discontinued operations	(0.99)	(272)	(1.01)	(274)
Total Competitive energy businesses	(1.51)	(415)	(1.77)	(481)
Northeast Utilities litigation settlement	—	—	(0.11)	(30)
Other, including parent company expenses	—	(1)	(0.01)	(4)
Total	$(1.47)	$(402)	$(1.94)	$(524)

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

Liquidity and Capital Resources

The Companies’ liquidity reflects cash flows from operating, investing and financing activities, as shown on their respective consolidated statement of cash flows and as discussed below. See “Liquidity and Capital Resources” in Item 7 of the Form 10-K. Changes in the Companies’ cash and temporary cash investments resulting from operating, investing and financing activities for the six months ended June 30, 2009 and 2008 are summarized as follows:

	Con Edison			Con Edison of New York
(Millions of Dollars)	2009	2008	Variance	2009	2008	Variance
Operating activities	$1,437	$1,290	$147	$1,327	$1,065	$262
Investing activities	(1,119)	294	(1,413)	(959)	(1,060)	101
Financing activities	(81)	(37)	(44)	(115)	215	(330)
Net change	237	1,547	(1,310)	253	220	33
Balance at beginning of period	74	210	(136)	37	121	(84)
Balance at end of period	$311	$1,757	$(1,446)	$290	$341	$(51)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

Cash Flows from Operating Activities

The Utilities’ cash flows from operating activities reflect principally their energy sales and deliveries and cost of operations. The volume of energy sales and deliveries is dependent primarily on factors external to the Utilities, such as growth of customer demand, weather, market prices for energy, economic conditions and measures that promote energy efficiency. Under the revenue decoupling mechanisms in Con Edison of New York’s electric and gas rate plans and O&R’s electric rate plan, changes in delivery volumes from levels assumed when rates were approved may affect the timing of cash flows but not net income. See Note B to the financial statements in Item 8 of the Form 10-K and Note B to the Second Quarter Financial Statements. The prices at which the Utilities provide energy to their customers are determined in accordance with their rate agreements. In general, changes in the Utilities’ cost of purchased power, fuel and gas may affect the timing of cash flows but not net income because the costs are recovered in accordance with rate agreements. See “Recoverable Energy Costs” in Note A to the financial statements in Item 8 of the Form 10-K.

Net income is the result of cash and non-cash (or accrual) transactions. Only cash transactions affect the Companies’ cash flows from operating activities. Principal non-cash charges include depreciation and deferred income tax expense. Principal non-cash credits include amortizations of certain net regulatory liabilities and the 2008 pre-tax gain on the sale of Con Edison Development’s generation projects. Non-cash charges or credits may also be accrued under the revenue decoupling mechanisms in Con Edison of New York’s current electric and gas rate plans and O&R’s electric rate plan. See “Application of Critical Accounting Policies—Accounting for Pensions and Other Postretirement Benefits” in Item 7 of the Form 10-K and Notes B, E and F to the Second Quarter Financial Statements.

In March 2009, Con Edison of New York adopted unbilled revenue accounting which had the non-cash effect of increasing an accrued unbilled revenue receivable and regulatory liabilities. See Note A to the Second Quarter Financial Statements.

Net cash flows from operating activities for the six months ended June 30, 2009 for Con Edison and Con Edison of New York were $147 million and $262 million higher, respectively, than in the 2008 period. The increases in net cash flows reflect the January 2008 semi-annual payment of Con Edison of New York’s New York City property taxes, with no comparable semi-annual payment in the 2009 period. The Company achieved a 1.5 percent reduction in its New York City property taxes for the fiscal year ending June 30, 2009 by prepaying the annual tax amount in July 2008. For Con Edison, the increase was offset in part by increased cash collateral paid to brokers and counterparties on lower

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

commodity prices on derivative transactions in 2009 and the receipt of cash collateral from counterparties and from exchange brokers due to increasing commodity prices on derivative transactions in 2008.

The change in net cash flows also reflects the timing of payments for and recovery of energy costs which is reflected in changes to accounts receivable—customers, recoverable energy costs and accounts payable balances.

Cash Flows used in Investing Activities

Net cash flows used in investing activities for Con Edison were $1,413 million higher for the six months ended June 30, 2009 compared with the 2008 period. The increase reflects primarily the proceeds from the sale of Con Edison Development’s generation projects in 2008. Net cash flows used in investing activities for Con Edison of New York were $101 million lower for the six months ended June 30, 2009 compared with the 2008 period reflecting primarily decreased construction expenditures and the repayment of loans by O&R. See Note S to the financial statements in Item 8 of the Form 10-K.

Cash Flows used in Financing Activities

Net cash flows used in financing activities for Con Edison and Con Edison of New York increased $44 million and $330 million, respectively, in the six months ended June 30, 2009 compared with the 2008 period.

Cash flows from financing activities for the six months ended June 30, 2009 and 2008 reflect the issuance of Con Edison common shares through its dividend reinvestment and employee stock plans (2009: 1,117,449 shares for $15 million, 2008: 969,901 shares for $19 million). In addition, as a result of the stock plan issuances, cash used to pay common stock dividends was reduced by $24 million in 2009 and $21 million in 2008.

Net cash flows from financing activities during the six months ended June 30, 2009 and 2008 also reflect the following Con Edison of New York transactions:

2009

•	Issued $275 million 5.55% 5-year debentures and $475 million 6.65% 10-year debentures; and

•	Redeemed at maturity $275 million 4.70% 5-year debentures.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

2008

•	Issued $600 million 5.85% 10-year debentures and $600 million 6.75% 30-year debentures; and

•	Redeemed at maturity $180 million 6.25% 10-year debentures.

Cash flows from financing activities of the Companies also reflect commercial paper issuance (included on the consolidated balance sheets as “Notes payable”). The commercial paper amounts outstanding at June 30, 2009 and December 31, 2008 and the average daily balances for 2009 and 2008 for Con Edison and Con Edison of New York were as follows:

	2009		2008
(Millions of Dollars, except Weighted Average Yield)	Outstanding at June 30	Daily average	Outstanding at December 31	Daily average
Con Edison	$100	$127	$363	$517
Con Edison of New York	$—	$—	$253	$380
Weighted average yield	0.4%	0.4%	2.4%	3.4%

Common stock issuances and external borrowings are sources of liquidity that could be affected by changes in credit ratings, financial performance and capital market conditions. For information about the Companies’ credit ratings and certain financial ratios, see “Capital Resources,” below.

Other Changes in Assets and Liabilities

The following table shows changes in certain assets and liabilities at June 30, 2009, compared with December 31, 2008.

(Millions of Dollars)	Con Edison 2009 vs. 2008 Variance	Con Edison of New York 2009 vs. 2008 Variance
Assets
Accrued unbilled revenue	$344	$357

Liabilities
Regulatory liability—Net unbilled revenue deferrals	96	96
Regulatory liability—Refundable energy costs-unbilled	40	48
Pension and retiree benefits	(189)	(200)

Accrued Unbilled Revenue Asset and Regulatory Liability

In March 2009, Con Edison of New York began recording unbilled electric, gas and steam revenues in accordance with a PSC order. See Note A to the Second Quarter Financial Statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

Pension and Retiree Benefits

The decrease in pension and retiree benefits reflects the year to date amortization of accounting costs, funding of the plan and the reconciliation of the underfunding of the pension and other retiree benefit plans as measured at December 31, 2008.

Capital Resources

At June 30, 2009, there were no material changes in the Companies’ capital resources compared to those disclosed under “Capital Resources” in Item 7 of the Form 10-K, other than as described below and in “Regulatory Matters,” below.

For 2009, Con Edison expects to issue common stock of between $150 million and $400 million in addition to stock issuances under the company’s dividend reinvestment and employee stock plans. Con Edison of New York issued $750 million of long-term debt in March 2009, and may issue up to $900 million of additional long-term debt in the remainder of the year, including debt issuances for maturing securities. O&R may issue up to $150 million of long-term debt in the remainder of the year.

For each of the Companies, the ratio of earnings to fixed charges (Securities and Exchange Commission basis) for the six months ended June 30, 2009, the 12 months ended December 31, 2008 and the six months ended June 30, 2008 was:

	Earnings to Fixed Charges (Times)
	For the Six Months Ended June 30, 2009	For the Twelve Months Ended December 31, 2008		For the Six Months Ended June 30, 2008
Con Edison	2.5	3.4	*	4.3	*
Con Edison of New York	2.8	3.3		3.0
*	Includes the gain on the sale of Con Edison Development’s generation projects that was included within continuing operations.

For each of the Companies, the common equity ratio at June 30, 2009 and December 31, 2008 was:

	Common Equity Ratio (Percent of total capitalization)
	June 30, 2009	December 31, 2008
Con Edison	49.7	50.7
Con Edison of New York	49.6	50.8

In June 2009, Moody’s lowered its ratings of the Companies’ commercial paper and unsecured debt. The commercial paper of the Companies is rated P-2, A-2 and F2, respectively, by Moody’s, S&P and Fitch. Con Edison’s long-term credit rating is Baa1, BBB+ and BBB+, respectively, by Moody’s, S&P

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

and Fitch. The unsecured debt of Con Edison of New York is rated A3, A- and A-, respectively, by Moody’s, S&P and Fitch. The unsecured debt of O&R is rated Baa1, A- and A, respectively, by Moody’s, S&P and Fitch. Securities ratings assigned by rating organizations are expressions of opinion and are not recommendations to buy, sell or hold securities. A securities rating is subject to revision or withdrawal at any time by the assigning rating organization. Each rating should be evaluated independently of any other rating.

Con Edison of New York has $636 million of tax-exempt debt for which the interest rates are determined pursuant to periodic auctions. Of this amount, $391 million is insured by Ambac Assurance Corporation and $245 million is insured by Syncora Guarantee Inc. (formerly XL Capital Assurance Inc.). Credit rating agencies have downgraded the ratings of these insurers from AAA to lower levels. The weighted average annual interest rate on this tax-exempt debt was 1.04 percent for the six months ended June 30, 2009. The weighted average interest rate was 3.94 percent, 3.77 percent and 3.45 percent for the years 2008, 2007 and 2006, respectively. Under Con Edison of New York’s current electric and steam rate orders, variations in auction rate debt interest expense are reconciled to the levels set in rates.

Con Edison of New York has $225 million of uninsured tax-exempt debt and O&R has $99 million of insured tax-exempt debt that currently bears interest at rates determined weekly and is subject to tender by bondholders for purchase by the company. Of the $99 million of O&R debt, $55 million is insured by Financial Guaranty Insurance Company and $44 million is insured by Ambac Assurance Corporation (see Note C to the Second Quarter Financial Statements). Downgrades in the credit ratings of these insurers have resulted in interest rates on this O&R debt that are significantly higher than the interest rates borne by Con Edison of New York’s $225 million of uninsured weekly rate tender bonds. As of June 30, 2009, the weighted average annual interest rate on the O&R insured weekly rate tender bonds outstanding with bondholders, excluding the effects of an interest rate swap agreement (see “Interest Rate Swaps” in Note J to the Second Quarter Financial Statements), was 2.00 percent and the rate on the Con Edison of New York weekly rate tender bonds was 0.32 percent. Under O&R’s current New York electric rate order, variations in variable rate tax-exempt debt interest expense are reconciled to the level set in rates. O&R is evaluating alternatives with respect to its weekly rate tender bonds and termination of its interest rate swap agreement.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

Capital Requirements

At June 30, 2009, there were no material changes in the Companies’ capital requirements compared to those discussed under “Capital Requirements” in Item 7 of the Form 10-K and in “Regulatory Matters,” below other than as described below.

For 2009, construction expenditures for Con Edison of New York and O&R are now expected to be $2,181 million and $142 million, respectively.

The Utilities expect to apply to the U.S. Department of Energy in August 2009 for grants under the American Recovery and Reinvestment Act of 2009 to fund 50 percent of the costs of certain smart electric grid projects. In July 2009, the PSC approved customer funding of up to $175 million and $5 million, respectively, for 50 percent of the costs of Con Edison of New York and O&R projects that are awarded such federal grants. Upon completion of each project, the incremental costs for the project (including depreciation, taxes, operating expenses, and return on capital, net of any federal grants, in-kind or matching funds received, adjusted for any operational savings or other benefits from the project) are to begin to be recovered through a temporary surcharge on customer bills. The PSC is requiring the Utilities to propose a surcharge mechanism that will consider the impact of this surcharge on customers. The PSC has indicated that it expects its staff to review the reasonableness of the amounts spent on each project no later than the first rate case in which the utility seeks to place the project into rate base.

Contractual Obligations

At June 30, 2009, there were no material changes in the Companies’ aggregate obligation to make payments pursuant to contracts compared to those discussed under “Contractual Obligations” in Item 7 of the Form 10-K.

Electric Power Requirements

At June 30, 2009, there were no material changes in the Companies’ electric power requirements compared to those disclosed under “Electric Power Requirements” in Item 7 of the Form 10-K.

Regulatory Matters

At June 30, 2009, there were no material changes in the Companies’ regulatory matters compared to those disclosed under “Regulatory Matters” in Item 7 of the Form 10-K and Part I, Item 2 of the First Quarter Form 10-Q, “Rate Agreements” in Note B to the financial statements in Item 8 of the Form 10-K, other than as described in Note B to the Second Quarter Financial Statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

Financial and Commodity Market Risks

The Companies are subject to various risks and uncertainties associated with financial and commodity markets. The most significant market risks include interest rate risk, commodity price risk, credit risk and investment risk. At June 30, 2009, there were no material changes in the Companies’ financial and commodity market risks compared to those discussed under “Financial and Commodity Market Risks” in Item 7 of the Form 10-K, other than as described below and in Note J to the Second Quarter Financial Statements.

Interest Rate Risk

The interest rate risk relates primarily to variable rate debt and to new debt financing needed to fund capital requirements, including the construction expenditures of the Utilities and maturing debt securities. Con Edison and its businesses manage interest rate risk through the issuance of mostly fixed-rate debt with varying maturities and through opportunistic refinancing of debt. The Companies estimate that at June 30, 2009, each 10 percent variation in interest rates applicable to the Companies’ variable rate debt and commercial paper would result in a change in annual interest expense of $1 million. Under Con Edison of New York’s current electric rate order variations in long-term taxable and tax-exempt debt interest expense are reconciled to the levels set in rates. Under Con Edison of New York’s current steam rate order and O&R’s current New York electric rate order, variations in variable rate tax-exempt debt interest expense are reconciled to the level set in rates.

In addition, from time to time, Con Edison and its businesses enter into derivative financial instruments to hedge interest rate risk on certain debt securities. See “Interest Rate Swaps” in Note J to the Second Quarter Financial Statements.

Commodity Price Risk

Con Edison’s commodity price risk relates primarily to the purchase and sale of electricity, gas and related derivative instruments. The Utilities and Con Edison’s competitive energy businesses have risk management strategies to mitigate their related exposures. See Note J to the Second Quarter Financial Statements.

Con Edison estimates that, as of June 30, 2009, a 10 percent decline in market prices would result in a decline in fair value of $115 million for the derivative instruments used by the Utilities to hedge purchases of electricity and gas, of which $96 million is for Con Edison of New York and $19 million is for O&R. Con Edison expects that any such change in fair value would be largely offset by directionally opposite changes in the cost of the electricity and gas purchased. In accordance with

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

provisions approved by state regulators, the Utilities generally recover from customers the costs they incur for energy purchased for their customers, including gains and losses on certain derivative instruments used to hedge energy purchased and related costs. See “Recoverable Energy Costs” in Note A to the financial statements in Item 8 of the Form 10-K.

Con Edison’s competitive energy businesses use a value-at-risk (VaR) model to assess the market risk of their electricity and gas commodity fixed-price purchase and sales commitments, physical forward contracts and commodity derivative instruments. VaR represents the potential change in fair value of instruments or the portfolio due to changes in market factors, for a specified time period and confidence level. These businesses estimate VaR across their electricity and natural gas commodity businesses using a delta-normal variance/covariance model with a 95 percent confidence level. Since the VaR calculation involves complex methodologies and estimates and assumptions that are based on past experience, it is not necessarily indicative of future results. VaR for transactions associated with hedges on generating assets and commodity contracts, assuming a one-day holding period, for the six months ended June 30, 2009, and for the year ended December 31, 2008, was as follows:

95% Confidence Level, One-Day Holding Period	2009	2008
	(Millions of Dollars)
Average for the period	$ 1	$ 2
High	2	3
Low	—	—

Credit Risk

The Companies are exposed to credit risk related to transactions entered into primarily for the various energy supply and hedging activities by the Utilities and the competitive energy businesses. Credit risk relates to the loss that may result from a counterparty’s nonperformance. The Companies use credit policies to manage this risk, including an established credit approval process, monitoring of counterparty limits, netting provisions within agreements and collateral or prepayment arrangements, credit insurance and credit default swaps. The Companies measure credit risk exposure as the replacement cost for open energy commodity and derivative positions plus amounts owed from counterparties for settled transactions. The replacement cost of open positions represents unrealized gains, net of any unrealized losses where the Companies have a legally enforceable right of setoff.

Con Edison of New York had $31 million of credit exposure in connection with energy supply and hedging activities, net of collateral, at June 30, 2009. The entire amount was with commodity exchange brokers.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

Con Edison’s competitive energy businesses had $278 million of credit exposure in connection with energy supply and hedging activities, net of collateral, at June 30, 2009, of which $218 million was with investment grade counterparties, $59 million was with commodity exchange brokers or independent system operators and $1 million with non-investment grade counterparties.

Environmental Matters

At June 30, 2009, there were no material changes in the Companies’ environmental matters compared to those referenced under “Environmental Matters” in Item 7 of the Form 10-K and Part I, Item 2 of the First Quarter Form 10-Q, other than as described in Note G and under “Permit Non-Compliance and Pollution Discharges” in Note H to the Second Quarter Financial Statements.

Material Contingencies

For information concerning potential liabilities arising from the Companies’ material contingencies, see “Application of Critical Accounting Policies—Accounting for Contingencies,” in Item 7 of the Form 10-K and Notes B, G and H to the Second Quarter Financial Statements.

Results of Operations

Results of operations reflect, among other things, the Companies’ accounting policies (see “Application of Critical Accounting Policies” in Item 7 of the Form 10-K) and rate plans that cover the rates the Utilities can charge their customers (see “Regulatory Matters” in Item 7 of the Form 10-K). Under the revenue decoupling mechanisms currently applicable to Con Edison of New York’s electric and gas businesses and O&R’s electric business in New York, the Utilities’ revenues will generally not be affected by changes in delivery volumes from levels assumed when rates were approved. Revenues for Con Edison of New York’s steam business and O&R’s other utility businesses are affected by changes in delivery volumes resulting from weather, economic conditions and other factors. See Note B to the Second Quarter Financial Statements.

Con Edison’s results of operations for the three and six months ended June 30, 2009, as compared with the 2008 period, reflect changes in the Utilities’ rate plans (including additional revenues designed to recover increases in certain operations and maintenance expenses, depreciation and property taxes, and interest charges), and the operating results of the competitive energy businesses (including net mark-to-market effects). The results of operations for the six months ended June 30, 2009, as compared with the 2008 period include a lower allowed electric return on equity for Con Edison of New York in 2009 for the first quarter, offset in part by a higher allowed return for the second quarter. Operations and maintenance expenses were higher in the three and six months ended June 30, 2009

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

compared with the 2008 period reflecting primarily higher costs, which are generally reflected in rates, such as pension and other post-retirement benefits and uncollectible accounts. Depreciation and property taxes were higher in the three and six months ended June 30, 2009 compared with the 2008 period reflecting primarily the impact from increased capital expenditures and higher property tax rates. Results of operations for Con Edison in the 2008 period include the gain on the sale of generation projects and the impact of discontinued operations and for the six months ended June 30, 2008 include the resolution of litigation with Northeast Utilities. For additional information about major factors affecting earnings, see “Results of Operations—Summary,” above.

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

Con Edison’s principal business segments are Con Edison of New York’s regulated electric, gas and steam utility activities, O&R’s regulated electric and gas utility activities and Con Edison’s competitive energy businesses. Con Edison of New York’s principal business segments are its regulated electric, gas and steam utility activities. A discussion of the results of operations by principal business segment for the three and six months ended June 30, 2009 and 2008 follows. For additional business segment financial information, see Note I to the Second Quarter Financial Statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

THREE MONTHS ENDED JUNE 30, 2009 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2008

The Companies’ results of operations (which were discussed above under “Results of Operations—Summary”) in 2009 compared with 2008 were:

	Con Edison*		Con Edison of New York		O&R		Competitive Energy Businesses and Other**
(Millions of Dollars)	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent
Operating revenues	$(304)	(9.7)%	$(74)	(3.2)%	$(40)	(17.9)%	$(190)	(30.1)%
Purchased power	(297)	(21.8)	(95)	(13.5)	(36)	(33.0)	(166)	(30.2)
Fuel	(38)	(30.6)	(38)	(30.6)	N/A	N/A	—	—
Gas purchased for resale	(107)	(44.0)	(101)	(47.0)	(5)	(20.0)	(1)	(33.3)
Operating revenues less purchased power, fuel and gas purchased for resale (net revenues)	138	9.7	160	12.8	1	1.1	(23)	(28.8)
Other operations and maintenance	50	8.7	44	9.0	2	3.5	4	14.8
Depreciation and amortization	15	8.2	14	8.2	—	—	1	Large
Taxes, other than income taxes	39	11.9	41	13.1	—	—	(2)	(50.0)
Income taxes	(112)	(58.9)	26	63.4	—	—	(138)	(93.2)
Gain on sale of generation projects	(260)	Large	N/A	N/A	N/A	N/A	(260)	Large
Operating income	(114)	(27.9)	35	14.7	(1)	(10.0)	(148)	(92.5)
Other income less deductions and related federal income tax	11	Large	3	Large	1	Large	7	Large
Net interest expense	27	21.1	23	19.7	1	14.3	3	75.0
Income from continuing operations	(130)	(46.4)	15	12.4	(1)	(33.3)	(144)	(92.3)
Income from discontinued operations, net of tax***	(272)	Large	N/A	N/A	N/A	N/A	(272)	Large
Net income for common stock	$(402)	(72.8)%	$15	12.4%	$(1)	(33.3)%	$(416)	(97.2)%
*	Represents the consolidated financial results of Con Edison and its businesses.
**	Includes inter-company and parent company accounting.
***	See Note M to the Second Quarter Financial Statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

Con Edison of New York

Electric

Con Edison of New York’s electric sales and deliveries, excluding off-system sales, in the three months ended June 30, 2009 compared with the 2008 period were:

	Millions of kWhs Delivered				Revenues in Millions
	Three Months Ended				Three Months Ended
Description	June 30, 2009	June 30, 2008	Variation	Percent Variation	June 30, 2009	June 30, 2008	Variation	Percent Variation
Residential/Religious*	2,365	2,528	(163)	(6.4)%	$550	$608	$(58)	(9.5)%
Commercial/Industrial	2,915	2,921	(6)	(0.2)	551	605	(54)	(8.9)
Retail access customers	5,059	5,146	(87)	(1.7)	414	353	61	17.3
NYPA, Municipal Agency and other sales	2,623	2,695	(72)	(2.7)	98	96	2	2.1
Other operating revenues	—	—	—	—	199	116	83	71.6
Total	12,962	13,290	(328)	(2.5)%	$1,812	$1,778	$34	1.9%
*	“Residential/Religious” generally includes single-family dwellings, individual apartments in multi-family dwellings, religious organizations and certain other not-for-profit organizations.

Con Edison of New York’s electric operating revenues increased $34 million in the three months ended June 30, 2009 compared with the 2008 period due primarily to the 2009 electric rate plan ($105 million), an accrual for the revenue decoupling mechanism ($30 million) and the collection of surcharges from customers in connection with an increase in a New York State assessment ($23 million), offset in part by, lower purchased power ($90 million) and recoverable fuel costs ($21 million). Effective April 2008, Con Edison of New York’s revenues from electric sales are subject to a revenue decoupling mechanism, as a result of which revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved. Other electric operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the revenue decoupling mechanism and other provisions of the company’s rate plans. See Note B to the Second Quarter Financial Statements.

Electric delivery volumes in Con Edison of New York’s service area decreased 2.5 percent in the three months ended June 30, 2009 compared with the 2008 period. After adjusting for variations, principally weather and billing days, electric delivery volumes in Con Edison of New York’s service area decreased 2.0 percent in the three months ended June 30, 2009 compared with the 2008 period, reflecting the impact of the economy.

Con Edison of New York’s electric purchased power costs decreased $90 million in the three months ended June 30, 2009 compared with the 2008 period reflecting a decrease in unit costs ($72 million)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

and purchased volumes ($18 million). Electric fuel costs decreased $21 million in the three months ended June 30, 2009 compared with the 2008 period due primarily to lower sendout volumes from the company’s generating facilities ($19 million) and a decrease in unit costs ($2 million).

Con Edison of New York’s electric operating income increased $27 million in the three months ended June 30, 2009 compared with the 2008 period. The increase reflects primarily higher net revenues ($145 million), offset by higher operations and maintenance costs ($41 million), taxes other than income taxes ($40 million, principally property taxes), income taxes ($24 million) and depreciation ($13 million). Effective April 2009, the allowed return on equity is 10 percent compared with 9.1 percent for the comparable 2008 period.

Gas

Con Edison of New York’s gas sales and deliveries, excluding off-system sales, in the three months ended June 30, 2009 compared with the 2008 period were:

	Thousands of dths Delivered				Revenues in Millions
	Three Months Ended				Three Months Ended
Description	June 30, 2009	June 30, 2008	Variation	Percent Variation	June 30, 2009	June 30, 2008	Variation	Percent Variation
Residential	7,232	7,799	(567)	(7.3)%	$147	$171	$(24)	(14.0)%
General	5,748	5,932	(184)	(3.1)	84	100	(16)	(16.0)
Firm transportation	9,609	8,957	652	7.3	51	40	11	27.5
Total firm sales and transportation	22,589	22,688	(99)	(0.4)	282	311	(29)	(9.3)
Interruptible sales	2,121	2,825	(704)	(24.9)	16	33	(17)	(51.5)
NYPA	8,886	10,028	(1,142)	(11.4)	1	1	—	—
Generation plants	16,284	19,615	(3,331)	(17.0)	9	16	(7)	(43.8)
Other	4,737	5,009	(272)	(5.4)	8	7	1	14.3
Other operating revenues	—	—	—	—	(21)	15	(36)	Large
Total	54,617	60,165	(5,548)	(9.2)%	$295	$383	$(88)	(23.0)%

Con Edison of New York’s gas operating revenues decreased $88 million in the three months ended June 30, 2009 compared with the 2008 period due primarily to lower recoverable purchased gas costs ($101 million), offset in part by, the 2008 gas rate plan ($7 million) and an accrual for the revenue decoupling mechanism ($15 million). Con Edison of New York’s revenues from gas sales are subject to a weather normalization clause and, effective October 2007, a revenue decoupling mechanism as a result of which revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved. Other gas operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the revenue decoupling mechanism and other provisions of the company’s rate plans. See Note B to the Second Quarter Financial Statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

Con Edison of New York’s sales and transportation volumes for firm customers decreased 0.4 percent in the three months ended June 30, 2009 compared with the 2008 period. After adjusting for variations, principally weather and billing days, firm gas sales and transportation volumes in the company’s service area increased 3.0 percent in the three months ended June 30, 2009 compared with the 2008 period.

Con Edison of New York’s purchased gas cost decreased $101 million in the three months ended June 30, 2009 compared with the 2008 period due to lower unit costs ($86 million) and sendout volumes ($15 million).

Con Edison of New York’s gas operating income increased $7 million in the three months ended June 30, 2009 compared with the 2008 period. The increase reflects primarily higher net revenues ($13 million), offset by higher income taxes ($3 million), depreciation ($2 million) and taxes other than income taxes ($1 million, principally property taxes).

Steam

Con Edison of New York’s steam sales and deliveries in the three months ended June 30, 2009 compared with the 2008 period were:

	Millions of Pounds Delivered				Revenues in Millions
	Three Months Ended				Three Months Ended
Description	June 30, 2009	June 30, 2008	Variation	Percent Variation	June 30, 2009	June 30, 2008	Variation	Percent Variation
General	42	57	(15)	(26.3)%	$2	$3	$(1)	(33.3)%
Apartment house	1,048	1,178	(130)	(11.0)	29	34	(5)	(14.7)
Annual power	2,827	3,262	(435)	(13.3)	78	87	(9)	(10.3)
Other operating revenues	—	—	—	—	4	9	(5)	(55.6)
Total	3,917	4,497	(580)	(12.9)%	$113	$133	$(20)	(15.0)%

Con Edison of New York’s steam operating revenues decreased $20 million in the three months ended June 30, 2009 compared with the 2008 period due primarily to lower recoverable fuel ($17 million) and purchased power costs ($5 million). Other steam operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s rate plans. See Note B to the Second Quarter Financial Statements.

Steam sales and delivery volumes decreased 12.9 percent in the three months ended June 30, 2009 compared with the 2008 period. After adjusting for variations, principally weather and billing days, steam sales and deliveries decreased 8.7 percent in the three months ended June 30, 2009 compared with the 2008 period, reflecting the impact of the economy.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

Con Edison of New York’s steam fuel costs decreased $17 million in the three months ended June 30, 2009 compared with the 2008 period due primarily to lower sendout volumes ($16 million) and unit costs ($1 million). Steam purchased power costs decreased $5 million in the three months ended June 30, 2009 compared with the 2008 period due primarily to lower unit costs ($12 million), offset by an increase in purchased volumes ($7 million).

Steam operating income increased $1 million in the three months ended June 30, 2009 compared with the 2008 period. The increase reflects primarily higher net revenues ($2 million), lower depreciation ($1 million) and income taxes ($1 million), offset in part by, higher operations and maintenance costs ($2 million).

Income Taxes

Operating income taxes increased $26 million in the three months ended June 30, 2009 compared with the 2008 period, due primarily to higher operating income.

Net Interest Expense

Net interest expense increased $23 million in the three months ended June 30, 2009 compared with the 2008 period, due primarily to new debt issuances since June 30, 2008.

O&R

Electric

O&R’s electric sales and deliveries, excluding off-system sales, in the three months ended June 30, 2009 compared with the 2008 period were:

	Millions of kWhs Delivered				Revenues in Millions
	Three Months Ended				Three Months Ended
Description	June 30, 2009	June 30, 2008	Variation	Percent Variation	June 30, 2009	June 30, 2008	Variation	Percent Variation
Residential/Religious*	388	441	(53)	(12.0)%	$65	$76	$(11)	(14.5)%
Commercial/Industrial	422	535	(113)	(21.1)	55	79	(24)	(30.4)
Retail access customers	440	471	(31)	(6.6)	20	20	—	—
Public authorities	26	28	(2)	(7.1)	2	4	(2)	(50.0)
Other operating revenues	—	—	—	—	2	1	1	Large
Total	1,276	1,475	(199)	(13.5)%	$144	$180	$(36)	(20.0)%
*	“Residential/Religious” generally includes single-family dwellings, individual apartments in multi-family dwellings, religious organizations and certain other not-for-profit organizations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

O&R’s electric operating revenues decreased $36 million in the three months ended June 30, 2009 compared with the 2008 period due primarily to decreased recoverable purchased power costs ($36 million). Effective July 2008, O&R’s revenues from electric sales in New York are subject to a revenue decoupling mechanism, as a result of which, these revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved. Other electric operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the revenue decoupling mechanism and other provisions of the company’s electric rate plan. See Note B to the financial statements in Item 8 of the Form 10-K.

Electric delivery volumes in O&R’s service area decreased 13.5 percent in the three months ended June 30, 2009 compared with the 2008 period, reflecting in part the impact of weather in 2009. After adjusting for weather variations and unbilled volumes, electric delivery volumes in O&R’s service area decreased 7.4 percent in the three months ended June 30, 2009 compared with the 2008 period, reflecting the impact of the economy.

Electric operating income decreased by $2 million in the three months ended June 30, 2009 compared with the 2008 period. The decrease reflects primarily higher operations and maintenance costs ($3 million), offset by lower income taxes ($1 million).

Gas

O&R’s gas sales and deliveries, excluding off-system sales, in the three months ended June 30, 2009 compared with the 2008 period were:

	Thousands of dths Delivered				Revenues in Millions
	Three Months Ended				Three Months Ended
Description	June 30, 2009	June 30, 2008	Variation	Percent Variation	June 30, 2009	June 30, 2008	Variation	Percent Variation
Residential	1,010	1,052	(42)	(4.0)%	$19	$21	$(2)	(9.5)%
General	217	240	(23)	(9.6)	4	4	—	—
Firm transportation	1,561	1,522	39	2.6	8	8	—	—
Total firm sales and transportation	2,788	2,814	(26)	(0.9)	31	33	(2)	(6.1)
Interruptible sales	1,069	1,237	(168)	(13.6)	5	6	(1)	(16.7)
Generation plants	227	517	(290)	(56.1)	1	1	—	—
Other	312	143	169	Large	—	—	—	—
Other gas revenues	—	—	—	—	2	3	(1)	(33.3)
Total	4,396	4,711	(315)	(6.9)%	$39	$43	$(4)	(9.3)%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

O&R’s gas operating revenues decreased $4 million in the three months ended June 30, 2009 compared with the 2008 period due primarily to lower recoverable purchased gas costs ($5 million).

Sales and transportation volumes for firm customers decreased 0.9 percent in the three months ended June 30, 2009 compared with the 2008 period. After adjusting for weather and other variations, total firm sales and transportation volumes increased 2.1 percent in the three months ended June 30, 2009 compared with the 2008 period. O&R’s revenues from gas sales are subject to a weather normalization clause that moderates, but does not eliminate, the effect of weather-related changes on net income.

Gas operating income increased by $1 million in the three months ended June 30, 2009 compared with the 2008 period. The increase reflects primarily higher net revenues ($1 million) and lower operations and maintenance costs ($1 million), offset by higher income taxes ($1 million).

Competitive Energy Businesses

The competitive energy businesses’ earnings from continuing operations decreased $143 million in the three months ended June 30, 2009 compared with the 2008 period due primarily to the gain on the sale of Con Edison Development’s generation projects in 2008 ($136 million).

Operating revenues decreased $182 million in the three months ended June 30, 2009 compared with the 2008 period due primarily to net mark-to-market losses and lower electric wholesale and retail revenues. Electric wholesale revenues decreased $87 million in the three months ended June 30, 2009 as compared with the 2008 period due primarily to lower sales volumes ($36 million) and lower unit prices ($51 million). Electric retail revenues decreased $62 million, due primarily to lower per unit prices ($79 million), partially offset by higher sales volume ($17 million). Electric retail revenues decreased 18 percent in the three months ended June 30, 2009 as compared with the 2008 period due to lower electricity prices, while gross margins increased significantly primarily due to the sale of higher margin contracts and lower costs. Net mark-to-market gains decreased $19 million in the three months ended June 30, 2009 as compared with the 2008 period due primarily to lower prices on electric and natural gas contracts, which were economic hedges for retail obligations (but were not accounted for as cash flow hedges). The competitive energy businesses no longer have revenues from the sale of electricity from owned generation projects due to the sale of generation projects in the second quarter of 2008. These revenues were $6 million in the three months ended June 30, 2008 (see Note M to the Second Quarter Financial Statements). Other revenues decreased $8 million in the three months ended June 30, 2009 as compared with the 2008 period due primarily to lower other wholesale revenues.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

Operating expenses excluding income taxes decreased $158 million in the three months ended June 30, 2009 compared with the 2008 period, reflecting decreased purchased power costs ($158 million).

Income taxes decreased $138 million in the three months ended June 30, 2009 as compared with the 2008 period, due primarily to incomes taxes related to the sale of Con Edison Development’s generation projects in 2008 ($124 million).

Other income(deductions) increased $7 million in the three months ended June 30, 2009 compared with the 2008 period due primarily to an impairment charge on investments in electric generating plants in 2008 ($7 million).

Discontinued Operations

Net income from discontinued operations decreased $272 million in the three months ended June 30, 2009 compared with the 2008 period due to the gain on the sale of Con Edison Development’s generation projects in 2008. See Note M to the Second Quarter Financial Statements.

Other

For Con Edison, “Other” includes inter-company eliminations relating to operating revenues and operating expenses.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

SIX MONTHS ENDED JUNE 30, 2009 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2008

The Companies’ results of operations (which were discussed above under “Results of Operations—Summary”) in 2009 compared with 2008 were:

	Con Edison*		Con Edison of New York		O&R		Competitive Energy Businesses and Other**
(Millions of Dollars)	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent
Operating revenues	$(456)	(6.8)%	$(44)	(0.9)%	$(52)	(10.7)%	$(360)	(29.9)%
Purchased power	(448)	(16.9)	(169)	(11.9)	(54)	(26.5)	(225)	(22.0)
Fuel	(4)	(1.2)	(1)	(0.3)	N/A	N/A	(3)	Large
Gas purchased for resale	(107)	(14.5)	(100)	(15.6)	(5)	(5.6)	(2)	(25.0)
Operating revenues less purchased power, fuel and gas purchased for resale (net revenues)	103	3.4	226	8.5	7	3.6	(130)	(76.5)
Other operations and maintenance	95	8.6	83	8.7	6	5.4	6	12.8
Depreciation and amortization	42	12.1	41	12.6	1	5.0	—	—
Taxes, other than income taxes	50	7.4	52	8.1	1	4.5	(3)	(30.0)
Income taxes	(160)	(47.5)	22	14.3	—	—	(182)	Large
Gain on sale of generation projects	(260)	Large	N/A	N/A	N/A	N/A	(260)	Large
Operating income	(184)	(23.1)	28	4.9	(1)	(3.3)	(211)	Large
Other income less deductions and related federal income tax	(21)	(58.3)	2	28.6	—	—	(23)	(67.6)
Net interest expense	45	17.7	37	15.9	1	6.7	7	Large
Income from continuing operations	(250)	(43.1)	(7)	(2.1)	(2)	(12.5)	(241)	Large
Income from discontinued operations, net of tax***	(274)	Large	N/A	N/A	N/A	N/A	(274)	Large
Net income for common stock	$(524)	(61.4)%	$(7)	(2.1)%	$(2)	(12.5)%	$(515)	Large
*	Represents the consolidated financial results of Con Edison and its businesses.
**	Includes inter-company and parent company accounting.
***	See Note M to the Second Quarter Financial Statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

Con Edison of New York

Electric

Con Edison of New York’s electric sales and deliveries, excluding off-system sales, in the six months ended June 30, 2009 compared with the 2008 period were:

	Millions of kWhs Delivered				Revenues in Millions
	Six Months Ended				Six Months Ended
Description	June 30, 2009	June 30, 2008	Variation	Percent Variation	June 30, 2009	June 30, 2008	Variation	Percent Variation
Residential/Religious*	5,086	5,291	(205)	(3.9)%	$1,154	$1,237	$(83)	(6.7)%
Commercial/Industrial	6,133	5,985	148	2.5	1,148	1,213	(65)	(5.4)
Retail access customers	10,344	10,354	(10)	(0.1)	789	601	188	31.3
NYPA, Municipal Agency and other sales	5,576	5,731	(155)	(2.7)	192	174	18	10.3
Other operating revenues	—	—	—	—	186	267	(81)	(30.3)
Total	27,139	27,361	(222)	(0.8)%	$3,469	$3,492	$(23)	(0.7)%
*	“Residential/Religious” generally includes single-family dwellings, individual apartments in multi-family dwellings, religious organizations and certain other not-for-profit organizations.

Con Edison of New York’s electric operating revenues decreased $23 million in the six months ended June 30, 2009 compared with the 2008 period due primarily to lower purchased power ($151 million) and recoverable fuel costs ($16 million), offset in part by, the 2009 electric rate plan ($86 million), an accrual for the revenue decoupling mechanism ($24 million) and the collection of a surcharge from customers in connection with an increase in a New York State assessment ($23 million). Effective April 2008, Con Edison of New York’s revenues from electric sales are subject to a revenue decoupling mechanism, as a result of which revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved. Other electric operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the revenue decoupling mechanism and other provisions of the company’s rate plans. See Note B to the Second Quarter Financial Statements.

Electric delivery volumes in Con Edison of New York’s service area decreased 0.8 percent in the six months ended June 30, 2009 compared with the 2008 period. After adjusting for variations, principally weather and billing days, electric delivery volumes in Con Edison of New York’s service area decreased 1.2 percent in the six months ended June 30, 2009 compared with the 2008 period, reflecting the impact of the economy.

Con Edison of New York’s electric purchased power costs decreased $151 million in the six months ended June 30, 2009 compared with the 2008 period reflecting a decrease in unit costs ($139 million) and purchased volumes ($12 million). Electric fuel costs decreased $16 million in the six months ended

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

June 30, 2009 compared with the 2008 period due primarily to lower sendout volumes from the company’s generating facilities ($17 million), offset by an increase in unit costs ($1 million).

Con Edison of New York’s electric operating income decreased $10 million in the six months ended June 30, 2009 compared with the 2008 period. The decrease reflects primarily higher operations and maintenance costs ($74 million), depreciation ($38 million) and taxes other than income taxes ($44 million, principally property taxes), income taxes ($1 million), offset in part by, higher net revenues ($144 million).

Gas

Con Edison of New York’s gas sales and deliveries, excluding off-system sales, in the six months ended June 30, 2009 compared with the 2008 period were:

	Thousands of dths Delivered				Revenues in Millions
	Six Months Ended				Six Months Ended
Description	June 30, 2009	June 30, 2008	Variation	Percent Variation	June 30, 2009	June 30, 2008	Variation	Percent Variation
Residential	27,525	27,024	501	1.9%	$544	$527	$17	3.2%
General	18,505	18,047	458	2.5	285	290	(5)	(1.7)
Firm transportation	29,887	26,884	3,003	11.2	151	120	31	25.8
Total firm sales and transportation	75,917	71,955	3,962	5.5	980	937	43	4.6
Interruptible sales	5,339	7,667	(2,328)	(30.4)	61	97	(36)	(37.1)
NYPA	16,623	20,023	(3,400)	(17.0)	2	2	—	—
Generation plants	29,512	30,362	(850)	(2.8)	18	31	(13)	(41.9)
Other	10,412	11,670	(1,258)	(10.8)	20	16	4	25.0
Other operating revenues	—	—	—	—	(4)	41	(45)	Large
Total	137,803	141,677	(3,874)	(2.7)%	$1,077	$1,124	$(47)	(4.2)%

Con Edison of New York’s gas operating revenues decreased $47 million in the six months ended June 30, 2009 compared with the 2008 period due primarily to lower purchased gas costs ($100 million), offset in part by the 2008 gas rate plan ($51 million). Con Edison of New York’s revenues from gas sales are subject to a weather normalization clause and, effective October 2007, a revenue decoupling mechanism as a result of which revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved. Other gas operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the revenue decoupling mechanism and other provisions of the company’s rate plans. See Note B to the Second Quarter Financial Statements.

Con Edison of New York’s sales and transportation volumes for firm customers increased 5.5 percent in the six months ended June 30, 2009 compared with the 2008 period, reflecting primarily the impact of the

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

colder winter weather in the 2009 period compared with the 2008 period. After adjusting for variations, principally weather and billing days, firm gas sales and transportation volumes in the company’s service area decreased 0.1 percent in the six months ended June 30, 2009 compared with the 2008 period.

Con Edison of New York’s purchased gas cost decreased $100 million in the six months ended June 30, 2009 compared with the 2008 period due to lower unit costs ($92 million) and sendout volumes ($8 million).

Con Edison of New York’s gas operating income increased $24 million in the six months ended June 30, 2009 compared with the 2008 period. The increase reflects primarily higher net revenues ($53 million), offset by higher income taxes ($15 million), operations and maintenance costs ($5 million), taxes other than income taxes ($5 million, principally property taxes) and depreciation ($4 million).

Steam

Con Edison of New York’s steam sales and deliveries in the six months ended June 30, 2009 compared with the 2008 period were:

	Millions of Pounds Delivered				Revenues in Millions
	Six Months Ended				Six Months Ended
Description	June 30, 2009	June 30, 2008	Variation	Percent Variation	June 30, 2009	June 30, 2008	Variation	Percent Variation
General	390	364	26	7.1%	$17	$14	$3	21.4%
Apartment house	3,821	4,037	(216)	(5.4)	117	117	—	—
Annual power	9,411	8,923	488	5.5	301	266	35	13.2
Other operating revenues	—	—	—	—	9	21	(12)	(57.1)
Total	13,622	13,324	298	2.2%	$444	$418	$26	6.2%

Con Edison of New York’s steam operating revenues increased $26 million in the six months ended June 30, 2009 compared with the 2008 period due primarily to the net change in rates under the steam rate plan ($25 million). Other steam operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s rate plans. See Note B to the Second Quarter Financial Statements.

Steam sales and delivery volumes increased 2.2 percent in the six months ended June 30, 2009 compared with the 2008 period, reflecting primarily the colder winter weather in 2009. After adjusting for variations, principally weather and billing days, steam sales and deliveries decreased 3.7 percent in the six months ended June 30, 2009 compared with the 2008 period.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

Con Edison of New York’s steam purchased power costs decreased $18 million in the six months ended June 30, 2009 compared with the 2008 period due primarily to lower unit costs ($25 million), offset by an increase in purchased volumes ($7 million). Steam fuel costs increased $15 million in the six months ended June 30, 2009 compared with the 2008 period due primarily to higher unit costs ($25 million), offset by lower sendout volumes ($10 million).

Steam operating income increased $14 million in the six months ended June 30, 2009 compared with the 2008 period. The increase reflects primarily higher net revenues ($29 million) and lower depreciation ($1 million), offset in part by, higher income taxes ($7 million), operations and maintenance costs ($4 million) and taxes other than income taxes ($3 million, principally property taxes).

Income Taxes

Operating income taxes increased $22 million in the six months ended June 30, 2009 compared with the 2008 period, due primarily to higher operating income.

Net Interest Expense

Net interest expense increased $37 million in the six months ended June 30, 2009 compared with the 2008 period, due primarily to new debt issuances since June 30, 2008.

O&R

Electric

O&R’s electric sales and deliveries, excluding off-system sales, in the six months ended June 30, 2009 compared with the 2008 period were:

	Millions of kWhs Delivered				Revenues in Millions
	Six Months Ended				Six Months Ended
Description	June 30, 2009	June 30, 2008	Variation	Percent Variation	June 30, 2009	June 30, 2008	Variation	Percent Variation
Residential/Religious*	839	876	(37)	(4.2)%	$131	$146	$(15)	(10.3)%
Commercial/Industrial	904	1,026	(122)	(11.9)	112	146	(34)	(23.3)
Retail access customers	875	892	(17)	(1.9)	39	36	3	8.3
Public authorities	53	56	(3)	(5.4)	5	8	(3)	(37.5)
Other operating revenues	—	—	—	—	2	2	—	—
Total	2,671	2,850	(179)	(6.3)%	$289	$338	$(49)	(14.5)%
*	“Residential/Religious” generally includes single-family dwellings, individual apartments in multi-family dwellings, religious organizations and certain other not-for-profit organizations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

O&R’s electric operating revenues decreased $49 million in the six months ended June 30, 2009 compared with the 2008 period due primarily to decreased recoverable purchased power costs ($53 million), offset in part by, the 2008 electric rate plan ($8 million). Effective July 2008, O&R’s revenues from electric sales in New York are subject to a revenue decoupling mechanism, as a result of which, these revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved. Other electric operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the revenue decoupling mechanism and other provisions of the company’s electric rate plan. See Note B to the financial statements in Item 8 of the Form 10-K.

Electric delivery volumes in O&R’s service area decreased 6.3 percent in the six months ended June 30, 2009 compared with the 2008 period. After adjusting for weather variations and unbilled volumes, electric delivery volumes in O&R’s service area decreased 4.1 percent in the six months ended June 30, 2009 compared with the 2008 period, reflecting the impact of the economy.

Electric operating income decreased by $1 million in the six months ended June 30, 2009 compared with the 2008 period. The decrease reflects primarily higher net revenues ($4 million), offset by higher operations and maintenance costs ($5 million).

Gas

O&R’s gas sales and deliveries, excluding off-system sales, in the six months ended June 30, 2009 compared with the 2008 period were:

	Thousands of dths Delivered				Revenues in Millions
	Six Months Ended				Six Months Ended
Description	June 30, 2009	June 30, 2008	Variation	Percent Variation	June 30, 2009	June 30, 2008	Variation	Percent Variation
Residential	4,922	4,902	20	0.4%	$84	$82	$2	2.4%
General	1,085	1,127	(42)	(3.7)	18	18	—	—
Firm transportation	6,512	6,139	373	6.1	28	26	2	7.7
Total firm sales and transportation	12,519	12,168	351	2.9	130	126	4	3.2
Interruptible sales	2,460	2,890	(430)	(14.9)	11	14	(3)	(21.5)
Generation plants	265	613	(348)	(56.8)	1	2	(1)	(50.0)
Other	856	862	(6)	(0.7)	—	—	—	—
Other gas revenues	—	—	—	—	3	6	(3)	(50.0)
Total	16,100	16,533	(433)	(2.6)%	$145	$148	$(3)	(2.1)%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

O&R’s gas operating revenues decreased $3 million in the six months ended June 30, 2009 compared with the 2008 period.

Sales and transportation volumes for firm customers increased 2.9 percent in the six months ended June 30, 2009 compared with the 2008 period, reflecting the impact of the weather in 2009. After adjusting for weather and other variations, total firm sales and transportation volumes increased 0.1 percent in the six months ended June 30, 2009 compared with the 2008 period. O&R’s revenues from gas sales are subject to a weather normalization clause that moderates, but does not eliminate, the effect of weather-related changes on net income.

Gas operating income was the same in the six months ended June 30, 2009 compared with the 2008 period.

Competitive Energy Businesses

The competitive energy businesses’ earnings from continuing operations decreased $207 million in the six months ended June 30, 2009 compared with the 2008 period due primarily to the gain on the sale of Con Edison Development’s generation projects in 2008 ($136 million) and mark-to-market losses in the 2009 period versus mark-to-market gains in the 2008 period ($78 million).

Operating revenues decreased $344 million in the six months ended June 30, 2009 compared with the 2008 period, due primarily to net mark-to-market losses, lower electric wholesale and retail revenues and the sale of Con Edison Development’s generation projects in 2008. Electric wholesale revenues decreased $110 million in the six months ended June 30, 2009 as compared with the 2008 period, due primarily to lower sales volumes ($79 million) and lower unit prices ($31 million). Electric retail revenues decreased $85 million, due primarily to lower per unit prices ($104 million), partially offset by higher sales volume ($19 million). Electric retail revenues decreased 13 percent in the six months ended June 30, 2009 as compared with the 2008 period due to lower electricity prices, while gross margins increased significantly, primarily due to the sale of higher margin contracts and lower costs. Net mark-to-market losses increased $132 million in the six months ended June 30, 2009 as compared with the 2008 period due primarily to lower prices on electric and natural gas contracts, which were economic hedges for retail obligations (but were not accounted for as cash flow hedges). The competitive energy businesses no longer have revenues from the sale of electricity from owned generation projects due to the sale of generation projects in the second quarter of 2008. These revenues were $25 million in the six months ended June 30, 2008 (see Note M to the Second Quarter Financial Statements). Other revenues increased $9 million in the six months ended June 30, 2009 as compared with the 2008 period due primarily to energy services and other wholesale revenues.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

Operating expenses excluding income taxes decreased $211 million in the six months ended June 30, 2009 compared with the 2008 period, reflecting decreased purchased power costs ($210 million), fuel costs ($3 million), gas purchased for resale costs ($2 million) and taxes other than income taxes ($3 million), offset by higher other operations and maintenance costs ($7 million).

Income taxes decreased $182 million in the six months ended June 30, 2009 as compared with the 2008 period, due primarily to income taxes related to the sale of Con Edison Development’s generation projects in 2008 ($124 million) and lower pre-tax income due to mark-to-market losses.

Other income (deductions) increased $7 million in the six months ended June 30, 2009 compared with the 2008 period due primarily to an impairment charge on investments in electric generating plants in 2008 ($7 million).

Discontinued Operations

Net income from discontinued operations decreased $274 million in the six months ended June 30, 2009 compared with the 2008 period due to the gain on the sale of Con Edison Development’s generation projects in 2008. See Note M to the Second Quarter Financial Statements.

Other

For Con Edison, “Other” also includes the receipt of $30 million after-tax for a litigation settlement with Northeast Utilities in the six months ended June 30, 2008 and inter-company eliminations relating to operating revenues and operating expenses.

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

PART II OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

CON EDISON OF NEW YORK

Investigation of Contractor Payments

For information about alleged unlawful conduct in connection with contractor payments, see “Con Edison of New York—Investigation of Contractor Payments” in Part II, Item I of the First Quarter Form 10-Q and “Investigation of Contractor Payments” in Note H to the financial statements in Part I, Item 1 of this report (which is incorporated herein by reference).

Permit Non-Compliance and Pollution Discharges

For information about the New York State Department of Environmental Conservation’s proceeding with respect to non-compliance with certain laws, regulations and permit conditions and discharges of pollutants at the company’s steam generating facilities, see “Con Edison of New York—Permit Non-Compliance and Pollution Discharges” in Part I, Item 3 of the First Quarter Form 10-Q and “Permit Non-Compliance and Pollution Discharges” in Note H to the financial statements included in Part I, Item 1 of this report (which information is incorporated herein by reference).

O&R Newark Bay Complex

Approximately 300 parties, including O&R (which was served with a third-party complaint in June 2009) were sued as third-party defendants by Tierra Solutions, Inc. (Tierra) and Maxus Energy Corporation (Maxus). Tierra and Maxus were sued in 2005 by the New Jersey Department of Environmental Protection and others for removal and cleanup costs, punitive damages, penalties, and economic losses arising from the dioxin contamination that their predecessor’s pesticide /herbicide production plant allegedly caused to the “Newark Bay Complex,” a system of waterways including Newark Bay, the Arthur Kill, the Kill Van Kull, and portions of the Passaic and Hackensack Rivers. Tierra and Maxus are seeking equitable contribution from the third-party defendants for such costs, damages, penalties and losses, which are likely to be substantial. As to O&R, Tierra and Maxus allege that 1975 and 1976 shipments of waste oil by O&R to the Borne Chemical Company in Elizabeth, New Jersey was a source of petroleum discharges to the Arthur Kill. Con Edison is unable to predict O&R’s exposure to liability with respect to the Newark Bay Complex. For information about other sites at which O&R has been asserted to have liability under the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 and similar state statutes, see “O&R- Superfund” in Item 3 of the Form 10-K and “Superfund Sites” in Note G to the financial statements included in Part I, Item 1 of this report (which information is incorporated herein by reference).

ITEM 1A.    RISK FACTORS

There were no material changes from the risk factors previously disclosed in the Companies’ Form 10-K.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

CON EDISON

(a)	At the Annual Meeting of Stockholders of Con Edison on May 18, 2009, the stockholders of Con Edison voted to elect members of the Board of Directors, to ratify and approve the appointment of Con Edison’s independent accountants, and not to adopt a stockholder’s proposal. 226,061,333 shares of Common Stock of Con Edison, representing approximately 82 percent of the 274,253,807 shares of Common Stock outstanding and entitled to vote, were present at the meeting or by proxy.

(b)	The name of each nominee for election as a member of Con Edison’s Board of Directors and the number of shares voted for or with respect to which authority to vote for was withheld are as follows:

	Votes For	Votes Withheld
Kevin Burke	216,959,015	2,541,852
Vincent A. Calarco	217,895,289	2,549,771
George Campbell, Jr.	200,543,628	2,520,207
Gordon J. Davis	216,184,415	2,647,928
Michael J. Del Giudice	207,471,797	2,642,363
Ellen V. Futter	206,663,318	2,546,817
John F. Hennessy III	216,670,053	2,695,769
Sally Hernandez	217,643,229	2,510,885
John F. Killian	204,948,735	2,537,771
Eugene R. McGrath	216,921,455	2,606,825
Michael W. Ranger	218,039,298	2,612,046
L. Frederick Sutherland	218,823,282	2,557,051

(c)	The results of the vote on the appointment of PricewaterhouseCoopers LLP as independent accountants for Con Edison for 2009 were as follows: 220,235,047 shares were voted for this proposal; 4,034,851 shares were voted against the proposal; and 1,791,434 shares were abstentions.

(d)	The following stockholder-proposed resolution was voted upon at the Annual Meeting:

“RESOLVED: That the stockholders recommend that the Board take the necessary steps that Con Edison specifically identify by name and corporate title in all future proxy statements those executive officers, not otherwise so identified, who are contractually entitled to receive in excess of $500,000 annually as a base salary, together with whatever other additional compensation bonuses and other cash payments were due them.”

The results of the vote on this proposal were as follows: 25,381,706 shares were voted for this proposal; 122,978,095 shares were voted against the proposal; 3,502,015 shares were abstentions; and 74,199,517 shares were broker non-votes.

CON EDISON OF NEW YORK

At the Annual Meeting of Stockholders of Con Edison of New York on May 18, 2009, all 235,488,094 outstanding shares of common stock of Con Edison of New York, which are owned by Con Edison, were voted to elect Kevin Burke, Vincent A. Calarco, George Campbell, Jr., Gordon J. Davis, Michael J. Del Giudice, Ellen V. Futter, John F. Hennessy III, Sally Hernandez, John F. Killian, Eugene R. McGrath, Michael W. Ranger and L. Frederick Sutherland as members of Con Edison of New York’s Board of Trustees and to ratify and approve the appointment of PricewaterhouseCoopers, LLP as Con Edison of New York’s independent accountants for 2009.

ITEM 6.    EXHIBITS

CON EDISON

Exhibit 12.1	Statement of computation of Con Edison’s ratio of earnings to fixed charges for the six-month periods ended June 30, 2009 and 2008, and the 12-month period ended December 31, 2008.

Exhibit 31.1.1	Rule 13a-14(a)/15d-14(a) Certifications—Chief Executive Officer.

Exhibit 31.1.2	Rule 13a-14(a)/15d-14(a) Certifications—Chief Financial Officer.

Exhibit 32.1.1	Section 1350 Certifications—Chief Executive Officer.

Exhibit 32.1.2	Section 1350 Certifications—Chief Financial Officer.

Exhibit 101	Interactive Data File.

CON EDISON OF NEW YORK

Exhibit 12.2	Statement of computation of Con Edison of New York’s ratio of earnings to fixed charges for the six-month periods ended June 30, 2009 and 2008, and the 12-month period ended December 31, 2008.

Exhibit 31.2.1	Rule 13a-14(a)/15d-14(a) Certifications—Chief Executive Officer.

Exhibit 31.2.2	Rule 13a-14(a)/15d-14(a) Certifications—Chief Financial Officer.

Exhibit 32.2.1	Section 1350 Certifications—Chief Executive Officer.

Exhibit 32.2.2	Section 1350 Certifications—Chief Financial Officer.

Exhibit 101	Interactive Data File.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Consolidated Edison, Inc.

Consolidated Edison Company of New York, Inc.

DATE: August 4, 2009	By	/s/ Robert Hoglund
Robert Hoglund Senior Vice President, Chief Financial Officer and Duly Authorized Officer