Form 10-Q
period 2009-09-30
CONSOLIDATED EDISON CO OF NEW YORK INC; CONSOLIDATED EDISON INC
filed 2009-11-02
CIK 23632, 1047862

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended SEPTEMBER 30, 2009

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

As of October 29, 2009, Con Edison had outstanding 275,491,885 Common Shares ($.10 par value). All of the outstanding common equity of Con Edison of New York is held by Con Edison.

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

GLOSSARY OF TERMS

The following is a glossary of frequently used abbreviations or acronyms that are found in the Companies’ SEC reports:

Con Edison Companies
Con Edison	Consolidated Edison, Inc.
Con Edison Communications	Con Edison Communications, LLC
Con Edison Development	Consolidated Edison Development, Inc.
Con Edison Energy	Consolidated Edison Energy, Inc.
Con Edison of New York	Consolidated Edison Company of New York, Inc.
Con Edison Solutions	Consolidated Edison Solutions, Inc.
O&R	Orange and Rockland Utilities, Inc.
Pike	Pike County Light & Power Company
RECO	Rockland Electric Company
The Companies	Con Edison and Con Edison of New York
The Utilities	Con Edison of New York and O&R

Regulatory and State Agencies
ALJs	Administrative Law Judges
DEC	New York State Department of Environmental Conservation
EPA	Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
IRS	Internal Revenue Service
ISO-NE	ISO New England
NJBPU	New Jersey Board of Public Utilities
NJDEP	New Jersey Department of Environmental Protection
NYAG	New York Attorney General
NYISO	New York Independent System Operator
NYPA	New York Power Authority
NYSERDA	New York State Energy Research and Development Authority
NYSRC	New York State Reliability Council
PJM	PJM Interconnection
PSC	New York State Public Service Commission
PPUC	Pennsylvania Public Utility Commission
SEC	Securities and Exchange Commission

Other
ABO	Accumulated Benefit Obligation
APB	Accounting Principles Board
AFDC	Allowance for funds used during construction
CO2	Carbon dioxide
COSO	Committee of Sponsoring Organizations Treadway Commission
DIG	Derivatives Implementation Group
District Court	The United States District Court for the Southern District of New York
dths	Dekatherms
EITF	Emerging Issues Task Force

Other
EMF	Electric and magnetic fields
ERRP	East River Repowering Project
FASB	Financial Accounting Standards Board
FIN	FASB Interpretation No.
First Quarter Form 10-Q	The Companies’ combined Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009
Fitch	Fitch Ratings
Form 10-K	The Companies’ combined Annual Report on Form 10-K for the year ended December 31, 2008
FSP	FASB Staff Position
GHG	Greenhouse gases
kV	Kilovolts
kWh	Kilowatt-hour
LILO	Lease In/Lease Out
LTIP	Long Term Incentive Plan
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
mdths	Thousand dekatherms
MGP Sites	Manufactured gas plant sites
mmlbs	Million pounds
Moody’s	Moody’s Investors Service
MVA	Megavolt amperes
MW	Megawatts or thousand kilowatts
MWH	Megawatt hour
Net T&D Revenues	Revenue requirement impact resulting from the reconciliation pursuant to Con Edison of New York’s electric rate agreement of the differences between the actual amount of transmission and distribution utility plant, net of depreciation, to the amount reflected in electric rates
NUGs	Non-utility generators
OCI	Other Comprehensive Income
PCBs	Polychlorinated biphenyls
PPA	Power purchase agreement
PRP	Potentially responsible party
S&P	Standard & Poor’s Rating Services
SFAS	Statement of Financial Accounting Standards
SO2	Sulfur dioxide
SSCM	Simplified service cost method
Second Quarter Form 10-Q	The Companies’ combined Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009
Superfund	Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 and similar state statutes
Third Quarter Form 10-Q	The Companies’ combined Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009
VaR	Value-at-Risk

VIE	Variable interest entity

Consolidated Edison, Inc.

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

	September 30, 2009	December 31, 2008
	(Millions of Dollars)
ASSETS
UTILITY PLANT, AT ORIGINAL COST
Electric	$18,345	$17,483
Gas	3,896	3,696
Steam	1,906	1,849
General	1,848	1,795
TOTAL	25,995	24,823
Less: Accumulated depreciation	5,322	5,079
Net	20,673	19,744
Construction work in progress	1,254	1,109
NET UTILITY PLANT	21,927	20,853
NON-UTILITY PLANT
Non-utility property, less accumulated depreciation of $44 and $40 in 2009 and 2008, respectively	19	20
Construction work in progress	3	1
NET PLANT	21,949	20,874
CURRENT ASSETS
Cash and temporary cash investments	75	74
Accounts receivable—customers, less allowance for uncollectible accounts of $67 and $60 in 2009 and 2008, respectively	1,043	1,098
Accrued unbilled revenue	494	131
Other receivables, less allowance for uncollectible accounts of $5 and $4 in 2009 and 2008, respectively	216	194
Fuel oil, at average cost	30	37
Gas in storage, at average cost	208	325
Materials and supplies, at average cost	160	154
Prepayments	440	697
Fair value of derivative assets	169	162
Recoverable energy costs	51	172
Deferred derivative losses	152	288
Other current assets	189	37
TOTAL CURRENT ASSETS	3,227	3,369
INVESTMENTS	371	356
DEFERRED CHARGES, REGULATORY ASSETS AND NONCURRENT ASSETS
Goodwill	416	411
Intangible assets, less accumulated amortization of $2 in 2009 and 2008	4	5
Regulatory assets	7,944	8,055
Other deferred charges and noncurrent assets	301	428
TOTAL DEFERRED CHARGES, REGULATORY ASSETS AND NONCURRENT ASSETS	8,665	8,899
TOTAL ASSETS	$34,212	$33,498

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

	September 30, 2009	December 31, 2008
	(Millions of Dollars)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION
Common shareholders’ equity (See Statement of Common Shareholders’ Equity)	$9,943	$9,698
Preferred stock of subsidiary	213	213
Long-term debt	9,363	9,232
TOTAL CAPITALIZATION	19,519	19,143
NONCURRENT LIABILITIES
Obligations under capital leases	13	17
Provision for injuries and damages	175	169
Pensions and retiree benefits	4,192	4,511
Superfund and other environmental costs	225	250
Uncertain income taxes	—	118
Asset retirement obligations	123	115
Fair value of derivative liabilities	122	120
Other noncurrent liabilities	99	79
TOTAL NONCURRENT LIABILITIES	4,949	5,379
CURRENT LIABILITIES
Long-term debt due within one year	888	482
Notes payable	509	363
Accounts payable	928	1,161
Customer deposits	271	265
Accrued taxes	48	57
Uncertain income taxes	99	—
Accrued interest	192	139
Accrued wages	81	88
Fair value of derivative liabilities	125	192
Deferred derivative gains	14	23
Deferred income taxes—recoverable energy costs	21	70
Other current liabilities	336	365
TOTAL CURRENT LIABILITIES	3,512	3,205
DEFERRED CREDITS AND REGULATORY LIABILITIES
Deferred income taxes and investment tax credits	5,353	4,999
Regulatory liabilities	839	737
Other deferred credits	40	35
TOTAL DEFERRED CREDITS AND REGULATORY LIABILITIES	6,232	5,771
TOTAL CAPITALIZATION AND LIABILITIES	$34,212	$33,498

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.

CONSOLIDATED INCOME STATEMENT

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
	(Millions of Dollars/Except Share Data)
OPERATING REVENUES
Electric	$2,604	$2,922	$6,362	$6,752
Gas	208	273	1,430	1,545
Steam	77	111	521	529
Non-utility	600	552	1,445	1,758
TOTAL OPERATING REVENUES	3,489	3,858	9,758	10,584
OPERATING EXPENSES
Purchased power	1,338	2,016	3,543	4,670
Fuel	83	179	403	503
Gas purchased for resale	89	132	723	871
Other operations and maintenance	676	590	1,879	1,699
Depreciation and amortization	200	183	589	531
Taxes, other than income taxes	418	356	1,145	1,033
Income taxes	201	92	378	429
TOTAL OPERATING EXPENSES	3,005	3,548	8,660	9,736
Gain on sale of generation projects	—	1	—	261
OPERATING INCOME	484	311	1,098	1,109
OTHER INCOME (DEDUCTIONS)
Investment and other income	3	10	25	79
Allowance for equity funds used during construction	4	2	9	6
Other deductions	(3)	(3)	(11)	(13)
Income taxes	6	4	9	(17)
TOTAL OTHER INCOME (DEDUCTIONS)	10	13	32	55
INTEREST EXPENSE
Interest on long-term debt	148	135	441	379
Other interest	10	6	20	22
Allowance for borrowed funds used during construction	(3)	(2)	(6)	(8)
NET INTEREST EXPENSE	155	139	455	393
INCOME FROM CONTINUING OPERATIONS	339	185	675	771
INCOME FROM DISCONTINUED OPERATIONS
Gain on sale of generation projects, net of tax expense of $174 in 2008	—	—	—	270
Income from discontinued operations, net of tax expense of $0 and $3 in 2008	—	—	—	4
TOTAL INCOME FROM DISCONTINUED OPERATIONS	—	—	—	274
NET INCOME	339	185	675	1,045
Preferred stock dividend requirements of subsidiary	(3)	(3)	(9)	(9)
NET INCOME FOR COMMON STOCK	$336	$182	$666	$1,036
EARNINGS PER COMMON SHARE—BASIC
Continuing operations	$1.22	$0.66	$2.43	$2.79
Discontinued operations	—	—	—	1.01
Net income for common stock	$1.22	$0.66	$2.43	$3.80
EARNINGS PER COMMON SHARE—DILUTED
Continuing operations	$1.22	$0.66	$2.42	$2.79
Discontinued operations	—	—	—	1.00
Net income for common stock	$1.22	$0.66	$2.42	$3.79
DIVIDENDS DECLARED PER SHARE OF COMMON STOCK	$0.59	$0.585	$1.77	$1.755
AVERAGE NUMBER OF SHARES OUTSTANDING—BASIC (IN MILLIONS)	275.1	273.2	274.5	272.7
AVERAGE NUMBER OF SHARES OUTSTANDING—DILUTED (IN MILLIONS)	276.0	273.8	275.4	273.3

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
	(Millions of Dollars)
NET INCOME	$339	$185	$675	$1,045
OTHER COMPREHENSIVE INCOME, NET OF TAXES
Pension plan liability adjustments, net of taxes of $1 and $3 in 2009 and $1 and $2 in 2008, respectively	2	1	5	3
Unrealized losses on derivatives qualified as cash flow hedges, net of taxes of $(1) in 2008	—	—	—	(1)
Less: Reclassification adjustment for losses included in net income, net of taxes of $1 and $1 in 2009 and $1 and $0 in 2008 respectively	1	1	1	—
Less: Reclassification adjustment for unrealized losses included in regulatory assets, net of taxes of $(5) in 2008	—	—	—	(8)
TOTAL OTHER COMPREHENSIVE INCOME, NET OF TAXES	1	—	4	10
COMPREHENSIVE INCOME	340	185	679	1,055
Preferred stock dividend requirements of subsidiary	(3)	(3)	(9)	(9)
COMPREHENSIVE INCOME FOR COMMON STOCK	$337	$182	$670	$1,046

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.

CONSOLIDATED STATEMENT OF COMMON SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Capital Stock Expense	Accumulated Other Comprehensive Income/(Loss)	Total
	Shares	Amount			Shares	Amount
	(Millions of Dollars/Except Share Data)
BALANCE AS OF DECEMBER 31, 2007	272,024,874	$29	$4,038	$6,113	23,210,700	$(1,001)	$(60)	$(43)	$9,076

Net income for common stock				303					303
Common stock dividends				(160)					(160)
Issuance of common shares—dividend reinvestment and employee stock plans	476,809		21						21
Other comprehensive income								7	7
Adjustment for adoption of fair value standard				17					17
BALANCE AS OF MARCH 31, 2008	272,501,683	$29	$4,059	$6,273	23,210,700	$(1,001)	$(60)	$(36)	$9,264

Net income for common stock				552					552
Common stock dividends				(162)					(162)
Issuance of common shares—dividend reinvestment and employee stock plans	493,092		23						23
Other comprehensive income								3	3
BALANCE AS OF JUNE 30, 2008	272,994,775	$29	$4,082	$6,663	23,210,700	$(1,001)	$(60)	$(33)	$9,680

Net income for common stock				182					182
Common stock dividends				(160)					(160)
Issuance of common shares—dividend reinvestment and employee stock plans	532,679		21						21
BALANCE AS OF SEPTEMBER 30, 2008	273,527,454	$29	$4,103	$6,685	23,210,700	$(1,001)	$(60)	$(33)	$9,723
BALANCE AS OF DECEMBER 31, 2008	273,721,686	$29	$4,112	$6,685	23,210,700	$(1,001)	$(60)	$(67)	$9,698

Net income for common Stock				180					180
Common stock dividends				(162)					(162)
Issuance of common shares—dividend reinvestment and employee stock plans	532,533		20						20
Other comprehensive income								1	1
BALANCE AS OF MARCH 31, 2009	274,254,219	$29	$4,132	$6,703	23,210,700	$(1,001)	$(60)	$(66)	$9,737

Net income for common stock				150					150
Common stock dividends				(162)					(162)
Issuance of common shares—dividend reinvestment and employee stock plans	584,916		21						21
Other comprehensive income								2	2
BALANCE AS OF JUNE 30, 2009	274,839,135	$29	$4,153	$6,691	23,210,700	$(1,001)	$(60)	$(64)	$9,748

Net income for common stock				336					336
Common stock dividends				(162)					(162)
Issuance of common shares—dividend reinvestment and employee stock plans	520,041		20						20
Other comprehensive income								1	1
BALANCE AS OF SEPTEMBER 30, 2009	275,359,176	$29	$4,173	$6,865	23,210,700	$(1,001)	$(60)	$(63)	$9,943

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2009	2008
	(Millions of Dollars)
OPERATING ACTIVITIES
Net income	$675	$1,045
PRINCIPAL NON-CASH CHARGES/(CREDITS) TO INCOME
Depreciation and amortization	589	531
Deferred income taxes	255	337
Rate case amortization and accruals	(38)	(135)
Net transmission and distribution reconciliation	—	(48)
Common equity component of allowance for funds used during construction	(9)	(6)
Pre-tax gain on sale of generation projects	—	(704)
Net derivative losses/(gains)	(2)	43
Other non-cash items (net)	(48)	21
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable—customers, less allowance for uncollectibles	55	(40)
Materials and supplies, including fuel oil and gas in storage	118	(173)
Other receivables and other current assets	(171)	(104)
Prepayments	257	(690)
Recoverable energy costs	102	230
Accounts payable	(168)	(235)
Pensions and retiree benefits	(35)	(60)
Accrued taxes	(9)	87
Accrued interest	53	19
Deferred charges, noncurrent assets and other regulatory assets	(9)	(265)
Deferred credits and other regulatory liabilities	(118)	187
Other assets	(4)	145
Other liabilities	(33)	(135)
NET CASH FLOWS FROM OPERATING ACTIVITIES	1,460	50
INVESTING ACTIVITIES
Utility construction expenditures	(1,524)	(1,602)
Cost of removal less salvage	(126)	(139)
Non-utility construction expenditures	(5)	2
Common equity component of allowance for funds used during construction	9	6
Proceeds from sale of generation projects	—	1,477
Purchase of ownership interest in Hawkeye lease	—	(12)
Purchase of ownership interest in Newington SCS	—	(20)
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(1,646)	(288)
FINANCING ACTIVITIES
Net proceeds from/(payments of) short-term debt	146	(238)
Retirement of long-term debt	(279)	(485)
Issuance of long-term debt	750	1,250
Issuance of common stock	25	37
Debt issuance costs	(5)	(10)
Common stock dividends	(450)	(458)
NET CASH FLOWS FROM FINANCING ACTIVITIES	187	96
CASH AND TEMPORARY CASH INVESTMENTS:
NET CHANGE FOR THE PERIOD	1	(142)
BALANCE AT BEGINNING OF PERIOD	74	210
BALANCE AT END OF PERIOD	$75	$68
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$377	$378
Income taxes	$8	$217

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

	September 30, 2009	December 31, 2008
	(Millions of Dollars)
ASSETS
UTILITY PLANT AT ORIGINAL COST
Electric	$17,285	$16,460
Gas	3,457	3,273
Steam	1,906	1,849
General	1,696	1,646
TOTAL	24,344	23,228
Less: Accumulated depreciation	4,863	4,636
Net	19,481	18,592
Construction work in progress	1,191	1,051
NET UTILITY PLANT	20,672	19,643
NON-UTILITY PROPERTY
Non-utility property, less accumulated depreciation of $20 and $19 in 2009 and 2008, respectively	9	11
NET PLANT	20,681	19,654
CURRENT ASSETS
Cash and temporary cash investments	54	37
Accounts receivable—customers, less allowance for uncollectible accounts of $60 and $53 in 2009 and 2008, respectively	898	937
Other receivables, less allowance for uncollectible accounts of $4 and $3 in 2009 and 2008, respectively	103	127
Accrued unbilled revenue	347	—
Accounts receivable from affiliated companies	78	272
Fuel oil, at average cost	30	37
Gas in storage, at average cost	166	261
Materials and supplies, at average cost	148	145
Prepayments	361	538
Fair value of derivative assets	75	71
Recoverable energy costs	—	146
Deferred derivative losses	111	247
Other current assets	161	22
TOTAL CURRENT ASSETS	2,532	2,840
INVESTMENTS	113	93
DEFERRED CHARGES, REGULATORY ASSETS AND NONCURRENT ASSETS
Regulatory assets	7,392	7,486
Other deferred charges and noncurrent assets	207	342
TOTAL DEFERRED CHARGES, REGULATORY ASSETS AND NONCURRENT ASSETS	7,599	7,828
TOTAL ASSETS	$30,925	$30,415

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

	September 30, 2009	December 31, 2008
	(Millions of Dollars)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION
Common shareholder’s equity (See Statement of Common Shareholder’s Equity)	$9,118	$8,991
Preferred stock	213	213
Long-term debt	8,619	8,494
TOTAL CAPITALIZATION	17,950	17,698
NONCURRENT LIABILITIES
Obligations under capital leases	13	17
Provision for injuries and damages	168	163
Pensions and retiree benefits	3,771	4,059
Superfund and other environmental costs	172	196
Uncertain income taxes	—	108
Asset retirement obligations	123	115
Fair value of derivative liabilities	24	29
Other noncurrent liabilities	65	61
TOTAL NONCURRENT LIABILITIES	4,336	4,748
CURRENT LIABILITIES
Long-term debt due within one year	825	475
Notes payable	427	253
Accounts payable	718	952
Accounts payable to affiliated companies	15	26
Customer deposits	256	250
Accrued taxes	24	41
Accrued taxes to affiliated companies	39	25
Uncertain income taxes	89	—
Accrued interest	162	131
Accrued wages	78	80
Fair value of derivative liabilities	28	87
Deferred derivative gains	14	23
Deferred income taxes—recoverable energy costs	—	59
Other current liabilities	293	325
TOTAL CURRENT LIABILITIES	2,968	2,727
DEFERRED CREDITS AND REGULATORY LIABILITIES
Deferred income taxes and investment tax credits	4,939	4,611
Regulatory liabilities	695	600
Other deferred credits	37	31
TOTAL DEFERRED CREDITS AND REGULATORY LIABILITIES	5,671	5,242
TOTAL CAPITALIZATION AND LIABILITIES	$30,925	$30,415

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

CONSOLIDATED INCOME STATEMENT

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
	(Millions of Dollars)
OPERATING REVENUES
Electric	$2,395	$2,670	$5,865	$6,162
Gas	183	242	1,259	1,366
Steam	77	111	521	529
TOTAL OPERATING REVENUES	2,655	3,023	7,645	8,057
OPERATING EXPENSES
Purchased power	753	1,195	2,009	2,620
Fuel	83	178	404	501
Gas purchased for resale	76	110	618	752
Other operations and maintenance	573	508	1,606	1,458
Depreciation and amortization	188	172	554	497
Taxes, other than income taxes	403	341	1,101	986
Income taxes	162	145	338	298
TOTAL OPERATING EXPENSES	2,238	2,649	6,630	7,112
OPERATING INCOME	417	374	1,015	945
OTHER INCOME (DEDUCTIONS)
Investment and other income	8	4	23	18
Allowance for equity funds used during construction	3	2	8	5
Other deductions	(3)	(3)	(10)	(10)
Income taxes	3	—	(1)	(2)
TOTAL OTHER INCOME (DEDUCTIONS)	11	3	20	11
INTEREST EXPENSE
Interest on long-term debt	134	120	399	347
Other interest	11	6	19	16
Allowance for borrowed funds used during construction	(2)	(2)	(6)	(6)
NET INTEREST EXPENSE	143	124	412	357
NET INCOME	285	253	623	599
Preferred stock dividend requirements	(3)	(3)	(8)	(9)
NET INCOME FOR COMMON STOCK	$282	$250	$615	$590

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
	(Millions of Dollars)
NET INCOME	$285	$253	$623	$599
OTHER COMPREHENSIVE INCOME, NET OF TAXES
Pension plan liability adjustments, net of taxes of $1 in 2009	—	—	1	—
TOTAL OTHER COMPREHENSIVE INCOME, NET OF TAXES	—	—	1	—
COMPREHENSIVE INCOME	$285	$253	$624	$599

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

CONSOLIDATED STATEMENT OF COMMON SHAREHOLDER’S EQUITY

(UNAUDITED)

	Common Stock		Additional Paid- In Capital	Retained Earnings	Repurchased Con Edison Stock	Capital Stock Expense	Accumulated Other Comprehensive Income/(Loss)	Total
	Shares	Amount
	(Millions of Dollars/Except Share Data)
BALANCE AS OF DECEMBER 31, 2007	235,488,094	$589	$2,912	$5,616	$(962)	$(60)	$(9)	$8,086

Net income				222				222
Common stock dividend to parent				(139)				(139)
Capital contribution by parent			23					23
Cumulative preferred dividends				(3)				(3)
BALANCE AS OF MARCH 31, 2008	235,488,094	$589	$2,935	$5,696	$(962)	$(60)	$(9)	$8,189

Net income				124				124
Common stock dividend to parent				(145)				(145)
Capital contribution by parent			26					26
Cumulative preferred dividends				(3)				(3)
BALANCE AS OF JUNE 30, 2008	235,488,094	$589	$2,961	$5,672	$(962)	$(60)	$(9)	$8,191

Net income				253				253
Common stock dividend to parent				(152)				(152)
Capital contribution by parent			702					702
Cumulative preferred dividends				(3)				(3)
BALANCE AS OF SEPTEMBER 30, 2008	235,488,094	$589	$3,663	$5,770	$(962)	$(60)	$(9)	$8,991

BALANCE AS OF DECEMBER 31, 2008	235,488,094	$589	$3,664	$5,780	$(962)	$(60)	$(20)	$8,991

Net income				200				200
Common stock dividend to parent				(163)				(163)
Cumulative preferred dividends				(3)				(3)
BALANCE AS OF MARCH 31, 2009	235,488,094	$589	$3,664	$5,814	$(962)	$(60)	$(20)	$9,025

Net income				139				139
Common stock dividend to parent				(163)				(163)
Cumulative preferred dividends				(3)				(3)
BALANCE AS OF JUNE 30, 2009	235,488,094	$589	$3,664	$5,787	$(962)	$(60)	$(20)	$8,998

Net income				285				285
Common stock dividend to parent				(163)				(163)
Cumulative preferred dividends				(3)				(3)
Other comprehensive income							1	1
BALANCE AS OF SEPTEMBER 30, 2009	235,488,094	$589	$3,664	$5,906	$(962)	$(60)	$(19)	$9,118

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2009	2008
	(Millions of Dollars)
OPERATING ACTIVITIES
Net income	$623	$599
PRINCIPAL NON-CASH CHARGES/(CREDITS) TO INCOME
Depreciation and amortization	554	497
Deferred income taxes	222	385
Rate case amortization and accruals	(38)	(135)
Net transmission and distribution reconciliation	—	(48)
Common equity component of allowance for funds used during construction	(8)	(5)
Other non-cash items (net)	(46)	36
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable—customers, less allowance for uncollectibles	39	(11)
Materials and supplies, including fuel oil and gas in storage	99	(138)
Other receivables and other current assets	(49)	(228)
Prepayments	177	(694)
Recoverable energy costs	127	201
Accounts payable	(245)	(55)
Pensions and retiree benefits	(22)	(53)
Accrued taxes	(3)	161
Accrued interest	31	13
Deferred charges, noncurrent assets and other regulatory assets	2	(191)
Deferred credits and other regulatory liabilities	(90)	181
Other liabilities	(47)	(28)
NET CASH FLOWS FROM OPERATING ACTIVITIES	1,326	487
INVESTING ACTIVITIES
Utility construction expenditures	(1,454)	(1,532)
Cost of removal less salvage	(123)	(139)
Common equity component of allowance for funds used during construction	8	5
Loan to affiliate	113	55
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(1,456)	(1,611)
FINANCING ACTIVITIES
Net proceeds from/(payments of) short-term debt	174	(174)
Retirement of long-term debt	(275)	(280)
Issuance of long-term debt	750	1,200
Capital contribution by parent	—	751
Debt issuance costs	(5)	(10)
Dividend to parent	(489)	(436)
Preferred stock dividends	(8)	(9)
NET CASH FLOWS FROM FINANCING ACTIVITIES	147	1,042
CASH AND TEMPORARY CASH INVESTMENTS:
NET CHANGE FOR THE PERIOD	17	(82)
BALANCE AT BEGINNING OF PERIOD	37	121
BALANCE AT END OF PERIOD	$54	$39
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid/(received) during the period for:
Interest	$356	$333
Income taxes	$17	$(82)

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

The separate interim consolidated financial statements of each of the Companies are unaudited but, in the opinion of their respective managements, reflect all adjustments (which include only normally recurring adjustments) necessary for a fair presentation of the results for the interim periods presented. The Companies’ separate interim consolidated financial statements should be read together with their separate audited financial statements (including the combined notes thereto) included in Item 8 of their combined Annual Report on Form 10-K for the year ended December 31, 2008 (the Form 10-K) and their separate unaudited financial statements (including the combined notes thereto) included in Part I, Item 1 of their combined Quarterly Report on Form 10-Q for the quarterly periods ended March 31, 2009 (the First Quarter Form 10-Q) and June 30, 2009 (the Second Quarter Form 10-Q). Information in the notes to the consolidated financial statements in the Form 10-K, the First Quarter Form 10-Q and the Second Quarter Form 10-Q referred to in these notes is incorporated by reference herein. The use of terms such as “see” or “refer to” shall be deemed to incorporate by reference into these notes the information to which reference is made.

The Companies have, pursuant to the accounting rules for subsequent events, evaluated events or transactions that occurred after September 30, 2009 through the filing with the Securities and Exchange Commission of this Quarterly Report on Form 10-Q for potential recognition or disclosure in the consolidated financial statements.

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

Note A—Summary of Significant Accounting Policies

Revenues

The Utilities and Con Edison Solutions recognize revenues for electric, gas and steam service on a monthly billing cycle basis. The Utilities defer over a 12-month period net interruptible gas revenues, other than those authorized by the New York State Public Service Commission (PSC) to be retained by the Utilities, for refund to firm gas sales and transportation customers. O&R and Con Edison Solutions accrue revenues at the end of each month for estimated energy service not yet billed to customers. Prior to March 31, 2009, Con Edison of New York did not accrue revenues for estimated energy service not yet billed to customers except for certain unbilled gas revenues accrued in 1989. Effective March 31, 2009, the PSC authorized Con Edison of New York to accrue unbilled electric, gas and steam revenues. The adoption of this accounting for unbilled revenues had no effect on net income. See Note A to the financial statements in Part I, Item 1 of the First Quarter Form 10-Q. Unbilled revenues included in Con Edison’s balance sheet at September 30, 2009 and December 31, 2008 were $494 million (including $347 million for Con Edison of New York) and $131 million, respectively.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Earnings Per Common Share

Reference is made to “Earnings Per Common Share” in Note A to the financial statements included in Item 8 of the Form 10-K. For the three and nine months ended September 30, 2009 and 2008, Con Edison’s basic and diluted EPS are calculated as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Millions of Dollars, except per share amounts/Shares in Millions)	2009	2008	2009	2008
Income for common stock from continuing operations	$336	$182	$666	$762
Income for common stock from discontinued operations, net of tax	—	—	—	274
Net income for common stock	$336	$182	$666	$1,036
Weighted average common shares outstanding—Basic	275.1	273.2	274.5	272.7
Add: Incremental shares attributable to effect of potentially dilutive securities	0.9	0.6	0.9	0.6
Adjusted weighted average common shares outstanding—Diluted	276.0	273.8	275.4	273.3
EARNINGS PER COMMON SHARE—BASIC
Continuing operations	$1.22	$0.66	$2.43	$2.79
Discontinued operations	—	—	—	1.01
Net income for common stock	$1.22	$0.66	$2.43	$3.80
EARNINGS PER COMMON SHARE—DILUTED
Continuing operations	$1.22	$0.66	$2.42	$2.79
Discontinued operations	—	—	—	1.00
Net income for common stock	$1.22	$0.66	$2.42	$3.79

Note B—Regulatory Matters

Reference is made to “Accounting Policies” in Note A and “Rate Agreements” in Note B to the financial statements included in Item 8 of the Form 10-K and Note B to the financial statements in Part I, Item 1 of the First and Second Quarter Forms 10-Q.

Rate Agreements

Con Edison of New York—Electric

For information about Con Edison of New York’s May 2009 electric rate filing, see “Rate Agreements—Con Edison of New York—Electric” in Note B to the financial statements in Part I, Item 1 of the Second Quarter Form 10-Q. In August 2009, the PSC staff submitted testimony supporting an April 2010 electric rate increase of $477 million and, for a three-year rate plan, increases for the rate years beginning April 2011 and 2012 in amounts to be determined to reflect capital expenditures (capped at a level to be set by the PSC), pension and other postretirement benefit costs, and property taxes. In October 2009, the company and PSC staff advised the PSC’s administrative law judges for this rate proceeding that there is a high probability of producing a joint proposal that the

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

company and the PSC staff would sign and other parties to the proceeding would sign, support or not oppose. Consistent with PSC rules, negotiations for a joint proposal are confidential. There is no assurance that there will be a joint proposal, and any joint proposal would be subject to the approval of the PSC.

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

O&R—Electric

In August 2009, Rockland Electric Company (RECO) filed a request with the New Jersey Board of Public Utilities (NJBPU) for a net increase in the rates it charges for electric service, effective May 15, 2010, of $9.8 million. The filing reflects a return on common equity of 11.0 percent and a common equity ratio of 53.6 percent. The filing proposes the continuation of the current provisions with respect to recovery from customers of the cost of purchased power and proposes a reconciliation of actual expenses to amounts reflected in electric rates for pension and other postretirement benefit costs.

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

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

O&R—Gas

In October 2009, the PSC adopted the June 2009 Joint Proposal among O&R, PSC staff and other parties. As approved, the Joint Proposal establishes a gas rate plan that covers the three-year period November 1, 2009 through October 31, 2012 and provides for increases in base rates of $9 million in each of the first two years and $4.6 million in the third year, with an additional $4.3 million to be collected though a surcharge in the third rate year. For additional information about the Joint Proposal, see “Rate Agreements—O&R—Gas” in Note B to the financial statements in Part I, Item 1 of the Second Quarter Form 10-Q.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Regulatory Assets and Liabilities

Regulatory assets and liabilities at September 30, 2009 and December 31, 2008 were comprised of the following items:

	Con Edison		Con Edison of New York
(Millions of Dollars)	2009	2008	2009	2008
Regulatory assets
Unrecognized pension and other postretirement costs	$5,317	$5,602	$5,071	$5,335
Future federal income tax	1,258	1,186	1,193	1,127
Environmental remediation costs	391	378	333	315
Surcharge for New York State Assessment	193	—	177	—
Revenue taxes	116	101	113	99
Pension and other postretirement benefits deferrals	106	92	52	38
Deferred derivative losses—long-term	84	94	50	54
Net electric deferrals	82	27	82	27
Property tax reconciliation	76	46	76	46
O&R transition bond charges	56	59	—	—
World Trade Center restoration costs	41	140	41	140
Workers’ compensation	38	38	38	38
Gas rate plan deferral	27	30	27	30
Other retirement program costs	12	14	12	14
Asbestos-related costs	10	10	9	9
Unbilled gas revenue	4	44	4	44
Recoverable energy costs	—	42	—	42
Other	133	152	114	128
Regulatory assets	7,944	8,055	7,392	7,486
Deferred derivative losses—current	152	288	111	247
Recoverable energy costs—current	51	172	—	146
Total Regulatory Assets	$8,147	$8,515	$7,503	$7,879
Regulatory liabilities
Allowance for cost of removal less salvage	$376	$378	$308	$313
Refundable energy costs	141	104	84	47
Net unbilled revenue deferrals	70	—	70	—
Electric rate case deferral	38	—	38	—
Rate case amortizations	28	68	28	68
Gain on sale of First Avenue properties	17	30	17	30
Other	169	157	150	142
Regulatory liabilities	839	737	695	600
Deferred derivative gains—current	14	23	14	23
Total Regulatory Liabilities	$853	$760	$709	$623

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Other Regulatory Matters

In August 2009, the PSC released a report on its management audit of the company. The PSC is required to audit New York utilities every five years. The PSC consultant that performed the audit identified areas for improvement, including with respect to the company’s construction program, planning and business processes and regulatory relationships. In October 2009, the company filed with the PSC the company’s plan to implement the recommendations contained in the report with the PSC.

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

At September 30, 2009, Con Edison had $509 million of commercial paper outstanding, $427 million of which was outstanding under Con Edison of New York’s program. The weighted average interest rate was 0.3 percent for each of Con Edison and Con Edison of New York. At December 31, 2008, Con Edison had $363 million of commercial paper outstanding of which $253 million was outstanding under Con Edison of New York’s program. The weighted average interest rate was 2.4 percent and 3.2 percent for Con Edison and Con Edison of New York, respectively. At September 30, 2009 and December 31, 2008, no loans were outstanding under the Companies’ credit agreements and $231 million (including $111 million for Con Edison of New York) and $316 million (including $107 million for Con Edison of New York) of letters of credit were outstanding, respectively.

Note E—Pension Benefits

Reference is made to Note E to the financial statements in Item 8 of the Form 10-K and Note E to the financial statements in Part I, Item 1 of the First and Second Quarter Forms 10-Q.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Net Periodic Benefit Cost

The components of the Companies’ net periodic benefit costs for the three and nine months ended September 30, 2009 and 2008 were as follows:

	For the Three Months Ended September 30,
	Con Edison		Con Edison of New York
(Millions of Dollars)	2009	2008	2009	2008
Service cost—including administrative expenses	$40	$35	$37	$33
Interest cost on projected benefit obligation	131	128	123	123
Expected return on plan assets	(173)	(172)	(165)	(169)
Amortization of net actuarial loss	75	48	68	44
Amortization of prior service costs	2	2	2	1
NET PERIODIC BENEFIT COST	$75	$41	$65	$32
Amortization of regulatory asset*	1	1	1	1
TOTAL PERIODIC BENEFIT COST	$76	$42	$66	$33
Cost capitalized	(28)	(15)	(25)	(13)
Cost deferred	(4)	(8)	(3)	(7)
Cost charged to operating expenses	$44	$19	$38	$13
*	Relates to increases in Con Edison of New York’s pension obligations of $45 million from a 1999 special retirement program.

	For the Nine Months Ended September 30,
	Con Edison		Con Edison of New York
(Millions of Dollars)	2009	2008	2009	2008
Service cost—including administrative expenses	$120	$104	$111	$97
Interest cost on projected benefit obligation	393	386	369	364
Expected return on plan assets	(519)	(518)	(495)	(499)
Amortization of net actuarial loss	225	144	204	129
Amortization of prior service costs	6	6	6	5
NET PERIODIC BENEFIT COST	$225	$122	$195	$96
Amortization of regulatory asset*	3	3	3	3
TOTAL PERIODIC BENEFIT COST	$228	$125	$198	$99
Cost capitalized	(82)	(43)	(75)	(36)
Cost deferred	(40)	(33)	(34)	(35)
Cost charged to operating expenses	$106	$49	$89	$28
*	Relates to increases in Con Edison of New York’s pension obligations of $33 million from a 1993 special retirement program and $45 million from a 1999 special retirement program.

Expected Contributions

The Companies are not required under funding regulations and laws to make any contributions to the pension plan during 2009, however, the Companies’ policy is to fund their accounting cost to the extent tax deductible. During the first nine months of 2009, Con Edison and Con Edison of New York contributed $282 million and $244 million, respectively, to the pension plan. Con Edison of

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

New York expects to make discretionary contributions of $6 million to the non-qualified supplemental pension plan during 2009. The Companies are continuing to monitor changes to funding and tax laws that may impact future pension plan funding requirements.

Note F—Other Postretirement Benefits

Reference is made to Note F to the financial statements in Item 8 of the Form 10-K and Note F to the financial statements in Part I, Item 1 of the First and Second Quarter Forms 10-Q.

Net Periodic Benefit Cost

The components of the Companies’ net periodic postretirement benefit costs for the three and nine months ended September 30, 2009 and 2008 were as follows:

	For the Three Months Ended September 30,
	Con Edison		Con Edison of New York
(Millions of Dollars)	2009	2008	2009	2008
Service cost	$5	$5	$4	$3
Interest cost on accumulated other postretirement benefit obligation	24	24	21	21
Expected return on plan assets	(21)	(22)	(20)	(18)
Amortization of net actuarial loss	18	17	16	15
Amortization of prior service cost	(3)	(3)	(3)	(4)
Amortization of transition obligation	1	1	1	1
NET PERIODIC POSTRETIREMENT BENEFIT COST	$24	$22	$19	$18
Cost capitalized	(9)	(8)	(7)	(7)
Cost deferred	1	—	—	(1)
Cost charged to operating expenses	$16	$14	$12	$10

	For the Nine Months Ended September 30,
	Con Edison		Con Edison of New York
(Millions of Dollars)	2009	2008	2009	2008
Service cost	$15	$15	$12	$11
Interest cost on accumulated other postretirement benefit obligation	72	71	63	63
Expected return on plan assets	(63)	(65)	(60)	(57)
Amortization of net actuarial loss	54	51	48	44
Amortization of prior service cost	(9)	(9)	(9)	(11)
Amortization of transition obligation	3	3	3	3
NET PERIODIC POSTRETIREMENT BENEFIT COST	$72	$66	$57	$53
Cost capitalized	(27)	(23)	(22)	(19)
Cost deferred	—	(11)	(2)	(10)
Cost charged to operating expenses	$45	$32	$33	$24

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

The accrued liabilities and regulatory assets related to Superfund Sites at September 30, 2009 and December 31, 2008 were as follows:

	Con Edison		Con Edison of New York
(Millions of Dollars)	2009	2008	2009	2008
Accrued Liabilities:
Manufactured gas plant sites	$177	$207	$126	$155
Other Superfund Sites	48	43	46	41
Total	$225	$250	$172	$196
Regulatory assets	$391	$378	$333	$315

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

Environmental remediation costs incurred related to Superfund Sites during the three and nine months ended September 30, 2009 and 2008 were as follows:

	For the Three Months Ended September 30,
	Con Edison		Con Edison of New York
(Millions of Dollars)	2009	2008	2009	2008
Remediation costs incurred	$20	$24	$20	$24
Insurance recoveries received*	$3	—	$3	—
*	Reduced amount deferred for recovery from customers.

	For the Nine Months Ended September 30,
	Con Edison		Con Edison of New York
(Millions of Dollars)	2009	2008	2009	2008
Remediation costs incurred	$60	$77	$59	$76
Insurance recoveries received*	$3	—	$3	—
*	Reduced amount deferred for recovery from customers.

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

Asbestos Proceedings

Suits have been brought in New York State and federal courts against the Utilities and many other defendants, wherein a large number of plaintiffs sought large amounts of compensatory and punitive damages for deaths and injuries allegedly caused by exposure to asbestos at various premises of the Utilities. The suits that have been resolved, which are many, have been resolved without any payment

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

by the Utilities, or for amounts that were not, in the aggregate, material to them. The amounts specified in all the remaining thousands of suits total billions of dollars; however, the Utilities believe that these amounts are greatly exaggerated, based on the disposition of previous claims. In 2008, Con Edison of New York estimated that its aggregate undiscounted potential liability for these suits and additional suits that may be brought over the next 15 years is $9 million. The estimate was based upon a combination of modeling, historical data analysis and risk factor assessment. Actual experience may be materially different. In addition, certain current and former employees have claimed or are claiming workers’ compensation benefits based on alleged disability from exposure to asbestos. Under its current rate agreements, Con Edison of New York is permitted to defer as regulatory assets (for subsequent recovery through rates) costs incurred for its asbestos lawsuits and workers’ compensation claims. The accrued liability for asbestos suits and workers’ compensation proceedings (including those related to asbestos exposure) and the amounts deferred as regulatory assets for the Companies at September 30, 2009 and December 31, 2008 were as follows:

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

Investigation of Contractor Payments

In January 2009, Con Edison of New York commenced an internal investigation relating to the arrests of certain employees and retired employees (most of whom have since been indicted or pleaded guilty)

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

for accepting kickbacks from contractors that performed construction work for the company. The company has retained a law firm, which has retained an accounting firm, to assist in the company’s investigation. The company is providing information to governmental authorities, which consider the company to be a victim of unlawful conduct, in connection with their investigation of the arrested employees and contractors. The company has terminated its employment of the arrested employees and its contracts with the contractors. In February 2009, the PSC commenced a proceeding that, among other things, will examine the prudence of certain of the company’s expenditures relating to the arrests and consider whether additional expenditures should also be examined (see Note B). The company, based upon its evaluation of its internal controls for 2008 and previous years, believes that the controls were effective to provide reasonable assurance that its financial statements have been fairly presented, in all material respects, in conformity with generally accepted accounting principles. Because the company’s investigation is ongoing, the company is unable to predict the impact of any of the employees’ unlawful conduct on the company’s internal controls, business, results of operations or financial position.

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

Lease In/Lease Out Transactions

In each of 1997 and 1999, Con Edison Development entered into a transaction in which it leased property and then immediately subleased it back to the lessor (termed “Lease In/Lease Out,” or LILO transactions). The transactions respectively involve electric generating and gas distribution facilities in

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

the Netherlands, with a total investment of $259 million. The transactions were financed with $93 million of equity and $166 million of non-recourse, long-term debt secured by the underlying assets. In accordance with the accounting rules for leases, Con Edison is accounting for the two LILO transactions as leveraged leases. Accordingly, the company’s investment in these leases, net of non-recourse debt, is carried as a single amount in Con Edison’s consolidated balance sheet and income is recognized pursuant to a method that incorporates a level rate of return for those years when net investment in the lease is positive, based upon the after-tax cash flows projected at the inception of the leveraged leases. The company’s net investment in these leveraged leases was $(20) million at September 30, 2009 and $(8) million at December 31, 2008 and is comprised of a $235 million gross investment less $255 million of deferred tax liabilities at September 30, 2009 and $235 million gross investment less $243 million of deferred tax liabilities at December 31, 2008.

On audit of Con Edison’s tax return for 1997, the Internal Revenue Service (IRS) disallowed the tax losses in connection with the 1997 LILO transaction. In December 2005, Con Edison paid a $0.3 million income tax deficiency asserted by the IRS for the tax year 1997 with respect to the 1997 LILO transaction. In April 2006, the company paid interest of $0.2 million associated with the deficiency and commenced an action in the United States Court of Federal Claims, entitled Consolidated Edison Company of New York, Inc. v. United States, to obtain a refund of this tax payment and interest. A trial was completed in November 2007. In October 2009, the court issued a decision in favor of the company concluding that the 1997 LILO transaction was, in substance, a true lease that possessed economic substance, the loans relating to the lease constituted bona fide indebtedness, and the deductions for the 1997 LILO transactions claimed by the company in its 1997 federal income tax return are allowable. The IRS is entitled to appeal the decision but has not indicated whether or not it will.

In connection with its audit of Con Edison’s federal income tax returns for 1998 through 2007, the IRS disallowed $416 million of net tax deductions taken with respect to both of the LILO transactions for the tax years. Con Edison has appealed these audit level disallowances, except for 2002, 2003 and 2004 (which it plans to appeal), with the Appeals Office of the IRS. In connection with its audit of Con Edison’s federal income tax return for 2008, the IRS indicated that it intends to disallow $42 million of net tax deductions taken with respect to both of the LILO transactions. If and when this audit level disallowance becomes appealable, Con Edison intends to file an appeal of the disallowance with the Appeals Office of the IRS.

Con Edison believes that its LILO transactions have been correctly reported, and has not recorded any reserve with respect to the disallowance of tax losses, or related interest, in connection with its LILO transactions. Con Edison’s estimated tax savings, reflected in its financial statements, from the two

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

LILO transactions through September 30, 2009, in the aggregate, was $205 million. If Con Edison were required to repay all or a portion of these amounts, it would also be required to pay interest of up to $55 million net of tax at September 30, 2009.

Pursuant to the accounting rules for leveraged lease transactions, the expected timing of income tax cash flows generated by Con Edison’s LILO transactions are required to be reviewed at least annually. If the expected timing of the cash flows is revised, the rate of return and the allocation of income would be recalculated from the inception of the LILO transactions, and the company would be required to recalculate the accounting effect of the LILO transactions, which would result in a charge to earnings that could have a material adverse effect on the company’s results of operations.

Guarantees

Con Edison and its subsidiaries enter into various agreements providing financial or performance assurance primarily to third parties on behalf of their subsidiaries. Maximum amounts guaranteed by Con Edison totaled $1.1 billion and $1.6 billion at September 30, 2009 and December 31, 2008, respectively.

A summary, by type and term, of Con Edison’s total guarantees at September 30, 2009 is as follows:

Guarantee Type	0 – 3 years	4 – 10 years	> 10 years	Total
	(Millions of Dollars)
Commodity transactions	$681	$43	$189	$913
Affordable housing program	9	—	—	9
Intra-company guarantees	30	—	1	31
Other guarantees	140	27	—	167
TOTAL	$860	$70	$190	$1,120

For a description of guarantee types, see Note H to the financial statements in Item 8 of the Form 10-K.

Note I—Income Tax

Reference is made to Note L to the financial statements in Item 8 of the Form 10-K.

In June 2009, Con Edison entered into partial agreements with the IRS to resolve its outstanding issues with the Companies’ federal income tax returns for 1998 through 2004, other than the tax treatment of Con Edison Development’s LILO transactions (see “Lease in/Lease Out Transactions” in Note H). The partial agreements incorporate the July 2008 closing agreement between Con Edison and the IRS covering the Companies’ use of the “simplified service cost method” (SSCM) to deduct construction-related costs in 2002, 2003 and 2004. The partial agreements resulted in tax deficiencies

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

of $78 million for tax years 1998, 2000 and 2002, and tax refunds of $39 million for 1999, 2001 and 2003. The partial agreement for 2004 resulted in an increased net operating loss deduction of $19 million, which is being carried forward to the Companies’ 2005 federal income tax return.

In August 2009, the IRS billed the Companies $109 million ($78 million for the tax liabilities, as provided in the partial agreements, and $31 million for related interest) for 1998, 2000 and 2002. In September 2009, the Companies paid the bills by applying $109 million of a $160 million deposit the Companies made with the IRS in June 2007.

At September 30, 2009, the Companies’ estimated refunds receivable from the IRS for 1999, 2001 and 2003 ($39 million for Con Edison and Con Edison of New York) and the amount of the Companies’ remaining funds on deposit with the IRS ($51 million for Con Edison and $47 million for Con Edison of New York) were classified as current assets on their respective consolidated balance sheets.

At September 30, 2009, the Companies’ estimated liabilities for uncertain tax positions ($99 million for Con Edison and $89 million for Con Edison of New York) were classified as current liabilities on their respective consolidated balance sheets. The Companies reasonably expect to resolve these uncertain tax positions with the IRS in the next 12 months.

Note J—Financial Information by Business Segment

Reference is made to Note N to the financial statements in Item 8 of the Form 10-K.

The financial data for the business segments are as follows:

	For the Three Months Ended September 30,
	Operating revenues		Inter-segment revenues		Depreciation and amortization		Operating income
(Millions of Dollars)	2009	2008	2009	2008	2009	2008	2009	2008
Con Edison of New York
Electric	$2,395	$2,670	$3	$3	$149	$133	$433	$369
Gas	183	242	1	2	24	23	(11)	8
Steam	77	111	18	18	15	16	(5)	(3)
Consolidation adjustments	—	—	(22)	(23)	—	—	—	—
Total Con Edison of New York	$2,655	$3,023	$—	$—	$188	$172	$417	$374
O&R
Electric	$209	$252	$—	$—	$7	$7	$26	$26
Gas	26	31	—	—	3	3	(2)	(2)
Total O&R	$235	$283	$—	$—	$10	$10	$24	$24
Competitive energy businesses	$610	$551	$2	$12	$2	$1	$43	$(87)
Other*	(11)	1	(2)	(12)	—	—	—	—
Total Con Edison	$3,489	$3,858	$—	$—	$200	$183	$484	$311
*	Parent company expenses, primarily interest, and consolidation adjustments. Other does not represent a business segment.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

	For the Nine Months Ended September 30,
	Operating revenues		Inter-segment revenues		Depreciation and amortization		Operating income
(Millions of Dollars)	2009	2008	2009	2008	2009	2008	2009	2008
Con Edison of New York
Electric	$5,865	$6,162	$9	$9	$437	$383	$787	$735
Gas	1,259	1,366	4	4	73	67	158	153
Steam	521	529	54	56	44	47	70	57
Consolidation adjustments	—	—	(67)	(69)	—	—	—	—
Total Con Edison of New York	$7,645	$8,057	$—	$—	$554	$497	$1,015	$945
O&R
Electric	$499	$590	$—	$—	$22	$21	$40	$42
Gas	171	179	—	—	9	9	13	12
Total O&R	$670	$769	$—	$—	$31	$30	$53	$54
Competitive energy businesses*	$1,477	$1,749	$(1)	$16	$4	$4	$31	$110
Other**	(34)	9	1	(16)	—	—	(1)	—
Total Con Edison	$9,758	$10,584	$—	$—	$589	$531	$1,098	$1,109
*	Includes the gain on the sale of Con Edison Development’s generation projects within continuing operations.
**	Parent company expenses, primarily interest, and consolidation adjustments. Other does not represent a business segment.

Note K—Derivative Instruments and Hedging Activities

Under the accounting rules for derivatives and hedging, derivatives are recognized on the balance sheet at fair value, unless an exception is available under the accounting rules. Certain qualifying derivative contracts have been designated as normal purchases or normal sales contracts. These contracts are not reported at fair value under the accounting rules.

The accounting rules for derivatives and hedging were expanded in 2009 to require the Companies to provide users of financial statements with enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under the accounting rules, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The accounting rules require qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Energy Price Hedging

Con Edison’s subsidiaries hedge market price fluctuations associated with physical purchases and sales of electricity, natural gas, and steam by using derivative instruments including futures, forwards, basis swaps, options, transmission congestion contracts and financial transmission rights contracts. The fair values of these derivative instruments at September 30, 2009 and December 31, 2008 were as follows:

	Con Edison		Con Edison of New York
(Millions of Dollars)	2009	2008	2009	2008
Fair value of net derivative assets/(liabilities)—gross	$(256)	$(428)	$(89)	$(259)
Impact of netting of cash collateral	229	322	113	224
Fair value of net derivative assets/(liabilities)—net	$(27)	$(106)	$24	$(35)

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

At September 30, 2009, Con Edison and Con Edison of New York had $242 million and $43 million of credit exposure in connection with energy supply and hedging activities, net of collateral, respectively. Con Edison’s net credit exposure consisted of $156 million with investment-grade counterparties and $86 million with commodity exchange brokers or independent system operators. Con Edison of New York’s net credit exposure consisted of $3 million with investment-grade counterparties and $40 million with commodity exchange brokers.

Economic Hedges

The Companies enter into derivative instruments that do not qualify or are not designated as hedges under the accounting rules for derivatives and hedging. However, management believes these instruments represent economic hedges that mitigate exposure to fluctuations in commodity prices.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

The fair values of the Companies’ commodity derivatives at September 30, 2009 were:

Fair Value of Commodity Derivatives(a)
(Millions of Dollars)	Balance Sheet Location	Con Edison	Con Edison of New York
Asset Derivatives
Current	Fair value of derivative assets	$313	$51
Long term	Other deferred charges and non-current assets	137	41
Total asset derivatives		$450	$92
Impact of netting		(242)	(16)
Net asset derivatives		$208	$76
Liability Derivatives
Current	Fair value of derivative liabilities	$497	$112
Long term	Fair value of derivative liabilities	209	69
Total liability derivatives		$706	$181
Impact of netting		(471)	(129)
Net liability derivatives		$235	$52
(a)	Qualifying derivative contracts, which have been designated as normal purchases or normal sales contracts, are not reported at fair value under the accounting rules for derivatives and hedging and, therefore, are excluded from the table.

The Utilities generally recover all of their prudently incurred fuel, purchased power and gas cost, including hedging gains and losses, in accordance with rate provisions approved by the applicable state utility commissions. See “Recoverable Energy Costs” in Note A to the financial statements in Item 8 of the Form 10-K. In accordance with the accounting rules for regulated operations, the Utilities record a regulatory asset or liability to defer recognition of unrealized gains and losses on their electric and gas derivatives. As gains and losses are realized in future periods, they will be recognized as purchased power, gas and fuel costs in the Companies’ consolidated income statements. Con Edison’s competitive energy businesses record realized and unrealized gains and losses on their derivative contracts in earnings in the reporting period in which they occur.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

The following table presents the changes in the fair values of commodity derivatives that have been deferred or recognized in earnings for the three and nine months ended September 30, 2009:

Realized and Unrealized Gains/(Losses) on Commodity Derivatives(a) Deferred or Recognized in Income for the Three Months Ended September 30, 2009
(Millions of Dollars)	Balance Sheet Location	Con Edison	Con Edison of New York
Pre-tax gains/(losses) deferred in accordance with accounting rules for regulated operations:
Current	Deferred derivative gains	$4	$4
Long term	Regulatory liabilities	2	—
Total deferred gains		$6	$4
Current	Deferred derivative losses	$111	$97
Current	Recoverable energy costs	$(158)	$(134)
Long term	Regulatory assets	$29	$21

Total deferred losses		$(18)	$(16)
Net deferred losses		$(12)	$(12)
	Income Statement Location
Pre-tax gain/(loss) recognized in income
	Purchased power expense	$(176)	$—
	Gas purchased for resale	(9)	—
	Non-utility revenue	27 (b)	—
Total pre-tax gain/(loss) recognized in income		$(158)	$—
(a)	Qualifying derivative contracts, which have been designated as normal purchases or normal sales contracts, are not reported at fair value under the accounting rules for derivatives and hedging and, therefore, are excluded from the table.
(b)	For the three months ended September 30, 2009, Con Edison recorded in non-utility operating revenues an unrealized pre-tax gain of $28 million.

Realized and Unrealized Gains/(Losses) on Commodity Derivatives(a) Deferred or Recognized in Income for the Nine Months Ended September 30, 2009
(Millions of Dollars)	Balance Sheet Location	Con Edison		Con Edison of New York
Pre-tax gains/(losses) deferred in accordance with accounting rules for regulated operations:
Current	Deferred derivative gains	$(9)		$(9)
Long term	Regulatory liabilities	3		—
Total deferred gains		$(6)		$(9)
Current	Deferred derivative losses	$136		$136
Current	Recoverable energy costs	$(462)		$(394)
Long term	Regulatory assets	$8		$4

Total deferred losses		$(318)		$(254)
Net deferred losses		$(324)		$(263)
	Income Statement Location
Pre-tax gain/(loss) recognized in income
	Purchased power expense	$(432)		$—
	Gas purchased for resale	(7)		—
	Non-utility revenue	(5	)(b)	—
Total pre-tax gain/(loss) recognized in income		$(444)		$—
(a)	Qualifying derivative contracts, which have been designated as normal purchases or normal sales contracts, are not reported at fair value under the accounting rules for derivatives and hedging and, therefore, are excluded from the table.
(b)	For the nine months ended September 30, 2009, Con Edison recorded in non-utility operating revenues an unrealized pre-tax gain of $2 million.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

As of September 30, 2009, Con Edison had 1,400 contracts, including 694 Con Edison of New York contracts, which were considered to be derivatives under the accounting rules for derivatives and hedging (excluding qualifying derivative contracts, which have been designated as normal purchases or normal sales contracts). The following table presents the number of contracts by commodity type:

	Electric Derivatives				Gas Derivatives
	Number of Energy Contracts(a)	MWhs(b)	Number of Capacity Contracts(a)	MWs(b)	Number of Contracts(a)	Dths(b)	Total Number Of Contracts(a)
Con Edison	515	14,556,453	90	6,407	795	217,074,500	1,400
Con Edison of New York	67	2,319,150	—	—	627	213,050,000	694
(a)	Qualifying derivative contracts, which have been designated as normal purchases or normal sales contracts, are not reported at fair value under the accounting rules for derivatives and hedging and, therefore, are excluded from the table.
(b)	Volumes are reported net of long and short positions.

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

The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position and collateral posted at September 30, 2009, and the additional collateral that would have been required to be posted had the lowest applicable credit rating been reduced one level and to below investment grade were:

(Millions of Dollars)	Con Edison(a)		Con Edison of New York(a)
Aggregate fair value—net liabilities	$241		$51
Collateral posted	$258		$65	(b)
Additional collateral(c) (downgrade one level from current ratings(d))	$2		$1
Additional collateral(c) (downgrade to below investment grade from current ratings(d))	$196	(e)	$23	(e)
(a)	Non-derivative transactions for the purchase and sale of electricity and gas and qualifying derivative instruments, which have been designated as normal purchases or normal sales, are excluded from the table. These transactions primarily include purchases of electricity from independent system operators. In the event the Utilities and Con Edison’s competitive energy businesses were no longer extended unsecured credit for such purchases, the Companies would be required to post collateral, which at September 30, 2009, would have amounted to an estimated $243 million for Con Edison, including $68 million for Con Edison of New York. For certain other such non-derivative transactions, the Companies could be required to post collateral under certain circumstances, including in the event counterparties had reasonable grounds for insecurity.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

(b)	Across the Utilities’ energy derivative positions, credit limits for the same counterparties are generally integrated. At September 30, 2009, all collateral for these positions was posted by Con Edison of New York, including an estimated $36 million attributable to O&R.
(c)	The Companies measure the collateral requirements by taking into consideration the fair value amounts of derivative instruments that contain credit-risk-related contingent features that are in a net liabilities position plus amounts owed to counterparties for settled transactions and amounts required by counterparties for minimum financial security. The fair value amounts represent unrealized losses, net of any unrealized gains where the Companies have a legally enforceable right of setoff.
(d)	The current ratings are Moody’s, S&P and Fitch long-term credit rating of, as applicable, Con Edison (Baa1/BBB+/BBB+), Con Edison of New York (A3/A-/A-) or O&R (Baa1/A-/A). Credit ratings assigned by rating agencies are expressions of opinions that are subject to revision or withdrawal at any time by the assigning rating agency.
(e)	Derivative instruments that are net assets have been excluded from the table. At September 30, 2009, if Con Edison and Con Edison of New York had been downgraded to below investment grade, they would have been required to post additional collateral for such derivative instruments of $68 million and $1 million, respectively.

Interest Rate Swaps

In May 2008, Con Edison Development’s interest rate swaps that were designated as cash flow hedges were sold. The losses were classified to income/(loss) from discontinued operations for the year ended December 31, 2008 and were immaterial to Con Edison’s results of operations.

O&R has an interest rate swap related to its Series 1994A Debt. See Note C to the financial statements in Part I, Item 1 of the Second Quarter Form 10-Q. O&R pays a fixed-rate of 6.09 percent and receives a LIBOR-based variable rate. The fair value of this interest rate swap at September 30, 2009 was an unrealized loss of $12 million, which has been included in Con Edison’s consolidated balance sheet as a noncurrent liability/fair value of derivative liabilities and a regulatory asset. There was no change in the fair value of the swap for the three months ended September 30, 2009. The increase in the fair value of the swap for the nine months ended September 30, 2009 was $3 million. In the event O&R’s credit rating was downgraded to BBB-/Baa3 or lower, the swap counterparty could elect to terminate the agreement and O&R would be required to settle immediately.

Note L—Fair Value Measurements

Reference is made to Note P to the financial statements in Item 8 of the Form 10-K and Note K to the financial statements in Part I, Item 1 of the First and Second Quarter Forms 10-Q.

The accounting rules for fair value measurements and disclosures defines fair value, establishes a framework for measuring fair value and expands the disclosures about fair value measurements.

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2009 are summarized below under the three-level hierarchy established by the accounting rules for fair value measurements and disclosures. The accounting rules define the levels within the hierarchy as follows:

•	Level 1—Consists of assets or liabilities whose value is based on unadjusted quoted prices in active markets at the measurement date.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

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

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2009 are summarized below:

	Level 1		Level 2		Level 3		Netting Adjustments(4)		Total
(Millions of Dollars)	Con Edison	Con Edison of New York	Con Edison	Con Edison of New York	Con Edison	Con Edison of New York	Con Edison	Con Edison of New York	Con Edison	Con Edison of New York
Derivative assets:
Energy(1)	$3	$2	$144	$36	$282	$35	$(181)	$41	$248	$114
Other assets(3)	29	29	—	—	88	79	—	—	117	108
Total	$32	$31	$144	$36	$370	$114	$(181)	$41	$365	$222
Derivative liabilities:
Energy(1)	$9	$9	$337	$138	$339	$15	$(410)	$(72)	$275	$90
Financial & other(2)	—	—	—	—	12	—	—	—	12	—
Total	$9	$9	$337	$138	$351	$15	$(410)	$(72)	$287	$90
(1)	A significant portion of the energy derivative contracts categorized in Level 3 is valued using either an industry acceptable model or an internally developed model with observable inputs. The models also include some less readily observable inputs resulting in the classification of the entire contract as Level 3. See Note K.
(2)	Includes an interest rate swap. See Note K.
(3)	Other assets are comprised of assets such as life insurance contracts within the Deferred Income Plan and Supplemental Retirement Income Plans, held in rabbi trusts.
(4)	Amounts represent the impact of legally-enforceable master netting agreements that allow the Companies to net gain and loss positions and cash collateral held or placed with the same counterparties.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2008 are summarized below:

	Level 1		Level 2		Level 3		Netting Adjustments(4)		Total
(Millions of Dollars)	Con Edison	Con Edison of New York	Con Edison	Con Edison of New York	Con Edison	Con Edison of New York	Con Edison	Con Edison of New York	Con Edison	Con Edison of New York
Derivative assets:
Energy(1)	$1	$—	$150	$38	$206	$16	$(117)	$65	$240	$119
Other assets(3)	23	23	—	—	73	65	—	—	96	88
Total	$24	$23	$150	$38	$279	$81	$(117)	$65	$336	$207
Derivative liabilities:
Energy(1)	$34	$34	$495	$264	$256	$15	$(439)	$(159)	$346	$154
Financial & other(2)	—	—	—	—	15	—	—	—	15	—
Total	$34	$34	$495	$264	$271	$15	$(439)	$(159)	$361	$154
(1)	A significant portion of the energy derivative contracts categorized in Level 3 is valued using either an industry acceptable model or an internally developed model with observable inputs. The models also include some less readily observable inputs resulting in the classification of the entire contract as Level 3. See Note O to the financial statements in Item 8 of the Form 10-K.
(2)	Includes an interest rate swap. See Note O to the financial statements in Item 8 of the Form 10-K.
(3)	Other assets are comprised of assets such as life insurance contracts within Deferred Income Plan and Supplemental Retirement Income Plans, held in rabbi trusts.
(4)	Amounts represent the impact of legally-enforceable master netting agreements that allow the Companies to net gain and loss positions and cash collateral held or placed with the same counterparties.

The table listed below provides a reconciliation of the beginning and ending net balances for assets and liabilities measured at fair value for the three and nine months ended September 30, 2009 and classified as Level 3 in the fair value hierarchy:

	For the Three Months Ended September 30, 2009
	Beginning Balance as of July 1, 2009	Total Gains/(Losses)— Realized and Unrealized		Purchases, Issuances, Sales and Settlements	Transfer In/Out of Level 3	Ending Balance as of September 30, 2009
(Millions of Dollars)		Included in Earnings	Included in Regulatory Assets and Liabilities
Con Edison
Derivatives:
Energy	$(85)	$(108)	$56	$81	$(1)	$(57)
Financial & other	(12)	—	—	—	—	(12)
Other	82	3	3	—	—	88
Total	$(15)	$(105)	$59	$81	$(1)	$19
Con Edison of New York
Derivatives:
Energy	$2	$(11)	$28	$2	$(1)	$20
Other	74	3	2	—	—	79
Total	$76	$(8)	$30	$2	$(1)	$99

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

	For the Nine Months Ended September 30, 2009
	Beginning Balance as of January 1, 2009	Total Gains/(Losses)— Realized and Unrealized		Purchases, Issuances, Sales and Settlements	Transfer In/Out of Level 3	Ending Balance as of September 30, 2009
(Millions of Dollars)		Included in Earnings	Included in Regulatory Assets and Liabilities
Con Edison
Derivatives:
Energy	$(50)	$(213)	$5	$202	$(1)	$(57)
Financial & other	(15)	—	3	—	—	(12)
Other	73	6	9	—	—	88
Total	$8	$(207)	$17	$202	$(1)	$19
Con Edison of New York
Derivatives:
Energy	$1	$(17)	$13	$24	$(1)	$20
Other	65	6	8	—	—	79
Total	$66	$(11)	$21	$24	$(1)	$99

The table listed below provides a reconciliation of the beginning and ending net balances for assets and liabilities measured at fair value for the three and nine months ended September 30, 2008 and classified as Level 3 in the fair value hierarchy:

	For the Three Months Ended September 30, 2008
	Beginning Balance as of July 1, 2008	Total Gains/(Losses)— Realized and Unrealized		Purchases, Issuances, Sales and Settlements	Transfer In/Out of Level 3	Ending Balance as of September 30, 2008
(Millions of Dollars)		Included in Earnings	Included in Regulatory Assets and Liabilities
Con Edison
Derivatives:
Energy	$125	$93	$(189)	$(26)	$—	$3
Financial & other	(11)	—	1	(1)	—	(11)
Other	106	(1)	(7)	—	—	98
Total	$220	$92	$(195)	$(27)	$—	$90
Con Edison of New York
Derivatives:
Energy	$53	$5	$(41)	$(7)	$—	$10
Other	94	—	(6)	—	—	88
Total	$147	$5	$(47)	$(7)	$—	$98

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

	For the Nine Months Ended September 30, 2008
	Beginning Balance as of January 1, 2008	Total Gains/(Losses)— Realized and Unrealized		Purchases, Issuances, Sales and Settlements	Transfer In/Out of Level 3	Ending Balance as of September 30, 2008
(Millions of Dollars)		Included in Earnings	Included in Regulatory Assets and Liabilities
Con Edison
Derivatives:
Energy	$23	$19	$(3)	$(36)	$—	$3
Financial & other	(11)	—	—	—	—	(11)
Other	107	—	(9)	—	—	98
Total	$119	$19	$(12)	$(36)	$—	$90
Con Edison of New York
Derivatives:
Energy	$11	$(10)	$(1)	$10	$—	$10
Other	95	—	(7)	—	—	88
Total	$106	$(10)	$(8)	$10	$—	$98

For the Utilities, realized gains and losses on Level 3 energy derivative assets and liabilities are reported as part of purchased power and gas costs. The Utilities generally recover these costs in accordance with rate provisions approved by the applicable state public utilities commissions. See Note A to the financial statements in Item 8 of the Form 10-K. Unrealized gains and losses for energy derivatives are generally deferred on the consolidated balance sheet in accordance with the accounting rules for regulated operations.

For the competitive energy businesses, realized and unrealized gains and losses on Level 3 energy derivative assets and liabilities are reported in non-utility revenues ($68 million loss and $76 million gain) and purchased power costs (immaterial and $1 million gain) on the consolidated income statement for the three months ended September 30, 2009 and 2008, respectively. Realized and unrealized gains and losses on level 3 energy derivative assets and liabilities are reported in non-utility revenues ($121 million loss and $7 million gain) and purchased power costs ($2 million loss and $4 million gain) on the consolidated income statement for the nine months ended September 30, 2009 and 2008, respectively. The change in unrealized gains or losses relating to assets still held at September 30, 2009 and 2008, included in non-utility revenues for the three months ended September 30, 2009 and 2008, is a $15 million loss and $69 million gain, respectively. The change in unrealized gains or losses relating to assets still held at September 30, 2009 and 2008, included in non-utility revenues for the nine months ended September 30, 2009 and 2008 is $15 million loss and $14 million loss, respectively.

For the Utilities, realized and unrealized gains and losses on Level 3 other assets of $3 million gain and $1 million loss are reported in investment and other income on the consolidated income

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

statement for the three months ended September 30, 2009 and 2008, respectively. Realized and unrealized gains and losses on Level 3 other assets of $6 million gain are reported in investment and other income on the consolidated income statement for the nine months ended September 30, 2009 and were immaterial to Con Edison or Con Edison of New York’s results of operations for the nine months ended September 30, 2008.

Note M—New Financial Accounting Standards

Reference is made to Note T to the financial statements in Item 8 of the Form 10-K and Note L to the financial statements in Part I, Item 1 of the First and Second Quarter Forms 10-Q.

In August 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2009-05, “Fair Value Measurements and Disclosures (Topic 820)—Measuring Liabilities at Fair Value.” The Update addresses valuation techniques for circumstances in which a quoted price in an active market for the identical liability is not available. The Update requires companies to measure fair value using valuation techniques provided within the Update or those consistent with Topic 820. The Update is effective for the first interim or annual reporting period beginning after the Update’s issuance. The Companies currently record certain derivative liabilities at fair value using valuation techniques consistent with Topic 820. The adoption of this Update is not expected to have a material impact on the Companies’ financial position, results of operations or liquidity.

Note N—Con Edison Development

Reference is made to Note V to the financial statements in Item 8 of the Form 10-K and Note M to the financial statements in Part I, Item 1 of the Second Quarter Form 10-Q.

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

This MD&A should be read in conjunction with the Third Quarter Financial Statements and the notes thereto and the MD&A in Item 7 of the Companies’ combined Annual Report on Form 10-K for the year ended December 31, 2008 (File Nos. 1-14514 and 1-1217, the Form 10-K) and the MD&A in Part I, Item 2 of the Companies’ combined Quarterly Report on Form 10-Q for the quarterly periods ended March 31, 2009 and June 30, 2009 (File Nos. 1-14514 and 1-1217, the First Quarter Form 10-Q and the Second Quarter Form 10-Q, respectively).

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

Corporate Overview

Con Edison’s principal business operations are those of its utility companies, Con Edison of New York and Orange and Rockland Utilities, Inc. (O&R), together known as the “Utilities.” Con Edison also has competitive energy businesses (see “Competitive Energy Businesses,” below). Certain financial data of Con Edison’s businesses is presented below:

	Three Months Ended September 30, 2009				Nine Months Ended September 30, 2009				At September 30, 2009
(Millions of Dollars)	Operating Revenues		Net Income for Common Stock		Operating Revenues		Net Income for Common Stock		Assets
Con Edison of New York	$2,655	76%	$282	84%	$7,645	78%	$615	92%	$30,925	90%
O&R	235	7%	19	6%	670	7%	34	5%	2,175	6%
Total Utilities	2,890	83%	301	90%	8,315	85%	649	97%	33,100	96%
Con Edison Development(a)	—	—%	(4)	(1)%	—	—%	(4)	(1)%	421	1%
Con Edison Energy(a)	160	4%	(9)	(3)%	472	5%	(6)	(1)%	190	1%
Con Edison Solutions(a)	452	13%	51	15%	1,004	10%	37	6%	208	1%
Other(b)	(13)	—%	(3)	(1)%	(33)	—%	(10)	(1)%	293	1%
Total Con Edison	$3,489	100%	$336	100%	$9,758	100%	$666	100%	$34,212	100%
(a)	Net income from the competitive energy businesses for the three and nine months ended September 30, 2009 includes $16 million and $1 million, respectively, of net after-tax mark-to-market gains/(losses) (Con Edison Development, $0 million and $2 million, Con Edison Energy, $(11) million and $(5) million and Con Edison Solutions, $27 million and $4 million).
(b)	Represents inter-company and parent company accounting. See “Results of Operations,” below.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

Con Edison’s net income for common stock for the three months ended September 30, 2009 was $336 million or $1.22 a share compared with earnings of $182 million or $0.66 a share for the three months ended September 30, 2008. Net income for common stock for the nine months ended September 30, 2009 was $666 million or $2.43 a share compared with earnings of $1,036 million or $3.80 a share for the nine months ended September 30, 2008. See “Results of Operations—Summary,” below.

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

The weather during the summer of 2009 was cooler than design conditions. The highest peak electric demand reached in 2009 was 12,242 MW for Con Edison of New York on August 21, 2009 and 1,375

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

MW for O&R on August 17, 2009. The Companies have continued to monitor the effects of the ongoing global financial turmoil on the local economy and have reduced their outlook for customer demand. The Utilities currently estimate that, under design weather conditions, the 2010 peak electric demand in their respective service areas will be 13,500 MW for Con Edison of New York and 1,595 MW for O&R. The average annual growth rate of the peak electric demand over the next five years at design conditions is estimated to be approximately 0.3 percent for Con Edison of New York and 0.9 percent for O&R. The Utilities’ forecasted peak demand includes the impact of permanent demand reduction programs. The Companies anticipate an ongoing need for substantial capital investment in order to meet this growth in peak usage with the high level of reliability that they currently provide (see “Liquidity and Capital Resources—Capital Requirements,” below).

The Utilities have rate plans approved by state utility regulators that cover the rates they can charge their customers. Con Edison of New York’s electric, gas and steam rate plans are effective through April 2010, September 30, 2010 and September 30, 2010, respectively. In May 2009, Con Edison of New York filed a request for a new electric rate plan to be effective April 2010. O&R’s rate plans for its electric and gas service in New York and its subsidiary’s electric service in New Jersey extend through June 30, 2011, October 31, 2012 and March 31, 2010, respectively. Pursuant to the Utilities’ multi-year rate plans, charges to customers generally may not be changed during the respective terms of the rate plans other than for recovery of the costs incurred for energy supply, for specified increases provided in the rate plans and for limited other exceptions. The New York rate plans for Con Edison of New York’s gas and steam operations as well as O&R’s electric and gas operations generally require the Utilities to share with customers earnings in excess of specified rates of return on common equity capital. Under the revenue decoupling mechanisms in Con Edison of New York’s current electric and gas rate plans and O&R’s New York electric and (beginning November 2009) gas rate plans, the Utilities’ revenues will generally not be affected by changes in delivery volumes from levels assumed when rates were approved. See “Regulatory Matters,” below, “Recoverable Energy Costs” and “Rate Agreements” in Notes A and B, respectively, to the financial statements in Item 8 of the Form 10-K and Notes A and B to the Third Quarter Financial Statements.

The economic effects of rate regulation are reflected in financial statements pursuant to the accounting rules for regulated operations. See “Application of Critical Accounting Policies” in Item 7 of the Form 10-K.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

Competitive Energy Businesses

Con Edison’s competitive energy businesses participate in segments of the electricity industry that are less comprehensively regulated than the Utilities. These segments include the sales and related hedging of electricity to wholesale and retail customers and sales of certain energy-related products and services. At September 30, 2009, Con Edison’s equity investment in its competitive energy businesses was $250 million and their assets amounted to $819 million. Con Edison is evaluating additional opportunities to invest in electric and gas-related businesses.

Consolidated Edison Solutions, Inc. (Con Edison Solutions) sells electricity directly to delivery-service customers of utilities primarily in the Northeast and Mid-Atlantic regions (including some of the Utilities’ customers) and also offers energy-related services. Con Edison Solutions does not sell electricity to the Utilities. The company sold approximately 9.5 million MWHs of electricity to customers over the nine-month period ended September 30, 2009.

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

Results of Operations—Summary

Con Edison’s earnings per share for the three months ended September 30, 2009 were $1.22 (basic and diluted basis) compared with $0.66 (basic and diluted basis) for the 2008 period. Con Edison’s earnings per share for the nine months ended September 30, 2009 were $2.43 ($2.42 on a diluted basis) compared with $3.80 ($3.79 on a diluted basis) for the 2008 period.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

Net income for common stock for the three and nine months ended September 30, 2009 and 2008 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions of Dollars)	2009	2008	2009	2008
Con Edison of New York	$282	$250	$615	$590
O&R	19	19	34	35
Competitive energy businesses(a)	38	(86)	27	112
Other(b)	(3)	(1)	(10)	25
Total continuing operations	336	182	666	762
Discontinued operations(c)	—	—	—	274
CON EDISON	$336	$182	$666	$1,036
(a)	Income from continuing operations of the competitive energy businesses for the three and nine months ended September 30, 2009 includes $16 million and $1 million of net after-tax mark-to-market gains, respectively. Income from continuing operations of the competitive energy businesses for the three and nine months ended September 30, 2008 includes $(88) million and $(25) million of net after-tax mark-to-market losses, respectively. Income from continuing operations in 2008 also includes $137 million after-tax from the gain on the sale of Con Edison Development’s generation projects. See Note N to the Third Quarter Financial Statements.
(b)	Other consists of inter-company and parent company accounting. The nine month period ended September 30, 2008 includes $30 million of after-tax net income related to the resolution of Con Edison’s legal proceeding with Northeast Utilities. See “Results of Operations,” below.
(c)	Represents the discontinued operations of certain of Con Edison Development’s generation projects, which includes a $270 million after-tax gain on the sale of generation projects for the nine months ended September 30, 2008, respectively. See Note N to the Third Quarter Financial Statements.

Con Edison’s results of operations for the three and nine months ended September 30, 2009, as compared with the 2008 period, reflect changes in the Utilities’ rate plans (including additional revenues designed to recover increases in certain operations and maintenance expenses, depreciation and property taxes, and interest charges), and the operating results of the competitive energy businesses (including net mark-to-market effects). The results of operations for the three months ended September 30, 2009 include a higher allowed electric return on common equity as compared with the 2008 period reflecting increased capital costs. The results of operations for the nine months ended September 30, 2009, as compared with the 2008 period include a higher allowed electric return on common equity for Con Edison of New York in 2009 for the second and third quarters, offset in part by, a lower allowed return for the first quarter. Operations and maintenance expenses were higher in the three and nine months ended September 30, 2009 compared with the 2008 period reflecting primarily higher costs, which are generally reflected in rates, such as pension and other postretirement benefits and uncollectible accounts that were offset in part by austerity initiatives reflecting the general economic downturn. Depreciation and property taxes were higher in the three and nine months ended September 30, 2009 compared with the 2008 period reflecting primarily the impact from increased capital expenditures and higher property tax rates. Results of operations for Con Edison for the nine

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

months ended September 30, 2008 period include the gain on the sale of generation projects, the impact of discontinued operations and the resolution of litigation with Northeast Utilities.

The following table presents the estimated effect on earnings per share and net income for common stock for the three and nine months ended September 30, 2009 as compared with the 2008 period, resulting from these and other major factors:

	Three Months Variation		Nine Months Variation
	Earnings per Share	Net Income for Common Stock (Millions of Dollars)	Earnings per Share	Net Income for Common Stock (Millions of Dollars)
Con Edison of New York
Rate plans, primarily to recover increases in certain costs	$0.49	$134	$0.95	$256
Operations and maintenance expense	(0.18)	(48)	(0.39)	(107)
Long Island City power outage reserve in 2008	—	—	0.05	14
Depreciation and property taxes	(0.20)	(54)	(0.38)	(104)
Net interest expense	(0.04)	(11)	(0.12)	(32)
Other (includes dilutive effect of new stock issuances)	0.05	11	(0.03)	(2)
Total Con Edison of New York	0.12	32	0.08	25
Orange and Rockland Utilities	—	—	(0.01)	(1)
Competitive energy businesses
Earnings excluding net mark-to-market effects, gain on the sale of generation projects and discontinued operations	0.07	19	0.10	27
Net mark-to-market effects	0.38	105	0.09	26
Gain on the sale of generation projects	—	(1)	(0.50)	(137)
Discontinued operations	—	—	(1.01)	(274)
Total Competitive energy businesses	0.45	123	(1.32)	(358)
Northeast Utilities litigation settlement	—	—	(0.11)	(30)
Other, including parent company expenses	(0.01)	(1)	(0.01)	(6)
Total	$0.56	$154	$(1.37)	$(370)

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

Liquidity and Capital Resources

The Companies’ liquidity reflects cash flows from operating, investing and financing activities, as shown on their respective consolidated statement of cash flows and as discussed below. See “Liquidity and Capital Resources” in Item 7 of the Form 10-K. Changes in the Companies’ cash and temporary cash investments resulting from operating, investing and financing activities for the nine months ended September 30, 2009 and 2008 are summarized as follows:

	Con Edison			Con Edison of New York
(Millions of Dollars)	2009	2008	Variance	2009	2008	Variance
Operating activities	$1,460	$50	$1,410	$1,326	$487	$839
Investing activities	(1,646)	(288)	(1,358)	(1,456)	(1,611)	155
Financing activities	187	96	91	147	1,042	(895)
Net change	1	(142)	143	17	(82)	99
Balance at beginning of period	74	210	(136)	37	121	(84)
Balance at end of period	$75	$68	$7	$54	$39	$15

Cash Flows from Operating Activities

The Utilities’ cash flows from operating activities reflect principally their energy sales and deliveries and cost of operations. The volume of energy sales and deliveries is dependent primarily on factors external to the Utilities, such as growth of customer demand, weather, market prices for energy, economic conditions and measures that promote energy efficiency. Under the revenue decoupling mechanisms in Con Edison of New York’s electric and gas rate plans and O&R’s New York electric and (beginning November 2009) gas rate plans, changes in delivery volumes from levels assumed when rates were

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

approved may affect the timing of cash flows but not net income. See Note B to the financial statements in Item 8 of the Form 10-K and Note B to the Third Quarter Financial Statements. The prices at which the Utilities provide energy to their customers are determined in accordance with their rate agreements. In general, changes in the Utilities’ cost of purchased power, fuel and gas may affect the timing of cash flows but not net income because the costs are recovered in accordance with rate agreements. See “Recoverable Energy Costs” in Note A to the financial statements in Item 8 of the Form 10-K.

Net income is the result of cash and non-cash (or accrual) transactions. Only cash transactions affect the Companies’ cash flows from operating activities. Principal non-cash charges include depreciation and deferred income tax expense. Principal non-cash credits include amortizations of certain net regulatory liabilities and the 2008 pre-tax gain on the sale of Con Edison Development’s generation projects. Non-cash charges or credits may also be accrued under the revenue decoupling mechanisms in Con Edison of New York’s current electric and gas rate plans and O&R’s New York electric and (beginning November 2009) gas rate plans. See “Application of Critical Accounting Policies—Accounting for Pensions and Other Postretirement Benefits” in Item 7 of the Form 10-K and Notes B, E and F to the Third Quarter Financial Statements.

In March 2009, Con Edison of New York adopted unbilled revenue accounting which had the non-cash effect of increasing an accrued unbilled revenue receivable and regulatory liabilities. See Note A to the Third Quarter Financial Statements.

Net cash flows from operating activities for the nine months ended September 30, 2009 for Con Edison and Con Edison of New York were $1,410 million and $839 million higher, respectively, than in the 2008 period. The increases in net cash flows reflect the January 2008 semi-annual payment and July 2008 annual payment of Con Edison of New York’s New York City property taxes, compared with a semi-annual payment in July 2009. The Company achieved a 1.5 percent reduction in its New York City property taxes for the fiscal year ending June 30, 2009 by prepaying the annual tax amount in July 2008. In July 2009, Con Edison of New York made its semi-annual payment of New York City property taxes. The increase is offset by the effect of changes in commodity prices on cash collateral requirements under the Companies derivative instruments. For Con Edison, the increase also reflects the September 2008 payment of income taxes on the gain on the sale of generation projects.

The change in net cash flows also reflects the timing of payments for and recovery of energy costs which is reflected in changes to accounts receivable—customers, recoverable energy costs and accounts payable balances.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

Cash Flows used in Investing Activities

Net cash flows used in investing activities for Con Edison were $1,358 million higher in the nine months ended September 30, 2009 compared with the 2008 period. The increase reflects primarily the proceeds from the sale of Con Edison Development’s generation projects in 2008. Net cash flows used in investing activities for Con Edison of New York were $155 million lower in the nine months ended September 30, 2009 compared with the 2008 period reflecting primarily decreased construction expenditures and the repayment of loans by O&R. See Note S to the financial statements in Item 8 of the Form 10-K.

Cash Flows used in Financing Activities

Net cash flows from financing activities for Con Edison were $91 million higher in the nine months ended September 30, 2009 compared with the 2008 period. Net cash flows from financing activities for Con Edison of New York were $895 million lower in the nine months ended September 30, 2009 compared with the 2008 period reflecting a common equity investment by Con Edison in 2008.

Cash flows from financing activities for the nine months ended September 30, 2009 and 2008 reflect the issuance of Con Edison common shares through its dividend reinvestment and employee stock plans (2009: 1.6 million shares for $25 million, 2008: 1.5 million shares for $36 million). In addition, as a result of the stock plan issuances, cash used to pay common stock dividends was reduced by $36 million in 2009 and $21 million in 2008.

Net cash flows from financing activities during the nine months ended September 30, 2009 and 2008 also reflect the following Con Edison of New York transactions:

2009

•	Issued $275 million 5.55% 5-year debentures and $475 million 6.65% 10-year debentures; and

•	Redeemed at maturity $275 million 4.70% 5-year debentures.

2008

•	Issued $600 million 5.85% 10-year debentures and $600 million 6.75% 30-year debentures; and

•	Redeemed at maturity $180 million 6.25% 10-year debentures and $100 million 6.15% 10-year debentures.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

In August 2008, Con Edison redeemed at maturity $200 million 3.625% 5-year debentures.

Con Edison’s net cash flows from financing activities also include O&R’s financings. In August 2008, O&R issued $50 million of 6.15% 10-year debentures. The net proceeds received from the issuance were used for general corporate purposes, including repayment of short-term debt.

Cash flows from financing activities of the Companies also reflect commercial paper issuance (included on the consolidated balance sheets as “Notes payable”). The commercial paper amounts outstanding at September 30, 2009 and December 31, 2008 and the average daily balances for 2009 and 2008 for Con Edison and Con Edison of New York were as follows:

	2009		2008
(Millions of Dollars, except Weighted Average Yield)	Outstanding at September 30	Daily average	Outstanding at December 31	Daily average
Con Edison	$509	$276	$363	$517
Con Edison of New York	$427	$150	$253	$380
Weighted average yield	0.3%	0.4%	2.4%	3.4%

Common stock issuances and external borrowings are sources of liquidity that could be affected by changes in credit ratings, financial performance and capital market conditions. For information about the Companies’ credit ratings and certain financial ratios, see “Capital Resources,” below.

Other Changes in Assets and Liabilities

The following table shows changes in certain assets and liabilities at September 30, 2009, compared with December 31, 2008.

(Millions of Dollars)	Con Edison 2009 vs. 2008 Variance	Con Edison of New York 2009 vs. 2008 Variance
Assets
Accrued unbilled revenue	$363	$347
Other current assets	152	139
Deferred derivative losses—current	(136)	(136)

Liabilities
Regulatory liability—Net unbilled revenue deferrals	70	70
Regulatory liability—Refundable energy costs-unbilled	42	47
Pension and retiree benefits	(319)	(288)

Accrued Unbilled Revenue Asset and Regulatory Liabilities

In March 2009, Con Edison of New York began recording unbilled electric, gas and steam revenues in accordance with a PSC order. See Note A to the Third Quarter Financial Statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

Other Current Assets

Other current assets increased $152 million and $139 million for Con Edison and Con Edison of New York, respectively, at September 30, 2009 compared with December 31, 2008. The increases reflect the receivable for the Utilities’ revenue decoupling mechanism accruals and the Company’s reclassification from noncurrent assets of the deposit with the Internal Revenue Service. See Note I to the Third Quarter Financial Statements.

Deferred Derivative Losses

Deferred derivative losses decreased $136 million for Con Edison and Con Edison of New York, at September 30, 2009 compared with December 31, 2008. Although forward short-term electric and gas commodity prices are lower at September 30, 2009 compared to December 31, 2008, the change is due primarily to the impact of the maturity of certain contract positions.

Pension and Retiree Benefits

The decrease in pension and retiree benefits reflects the year to date amortization of accounting costs, funding of the plan and the reconciliation of the underfunding of the pension and other retiree benefit plans as measured at December 31, 2008.

Capital Resources

At September 30, 2009, there were no material changes in the Companies’ capital resources compared to those disclosed under “Capital Resources” in Item 7 of the Form 10-K and in Part I, Item 2 of the Second Quarter Form 10-Q.

For each of the Companies, the ratio of earnings to fixed charges (Securities and Exchange Commission basis) for the nine months ended September 30, 2009, the 12 months ended December 31, 2008 and the nine months ended September 30, 2008 was:

	Earnings to Fixed Charges (Times)
	For the Nine Months Ended September 30, 2009	For the Twelve Months Ended December 31, 2008		For the Nine Months Ended September 30, 2008
Con Edison	3.1	3.4	*	3.8	*
Con Edison of New York	3.2	3.3		3.4
*	Includes the gain on the sale of Con Edison Development’s generation projects that was included within continuing operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

For each of the Companies, the common equity ratio at September 30, 2009 and December 31, 2008 was:

	Common Equity Ratio (Percent of total capitalization)
	September 30, 2009	December 31, 2008
Con Edison	50.9	50.7
Con Edison of New York	50.8	50.8

The commercial paper of the Companies is rated P-2, A-2 and F2, respectively, by Moody’s, S&P and Fitch. Con Edison’s long-term credit rating is Baa1, BBB+ and BBB+, respectively, by Moody’s, S&P and Fitch. The unsecured debt of Con Edison of New York is rated A3, A- and A-, respectively, by Moody’s, S&P and Fitch. The unsecured debt of O&R is rated Baa1, A- and A, respectively, by Moody’s, S&P and Fitch. Securities ratings assigned by rating organizations are expressions of opinion and are not recommendations to buy, sell or hold securities. A securities rating is subject to revision or withdrawal at any time by the assigning rating organization. Each rating should be evaluated independently of any other rating.

Con Edison of New York has $636 million of tax-exempt debt for which the interest rates are determined pursuant to periodic auctions. Of this amount, $391 million is insured by Ambac Assurance Corporation and $245 million is insured by Syncora Guarantee Inc. (formerly XL Capital Assurance Inc.). Credit rating agencies have downgraded the ratings of these insurers from AAA to lower levels. The weighted average annual interest rate on this tax-exempt debt was 0.90 percent for the nine months ended September 30, 2009. The weighted average interest rate was 3.94 percent, 3.77 percent and 3.45 percent for the years 2008, 2007 and 2006, respectively. Under Con Edison of New York’s current electric and steam rate orders, variations in auction rate debt interest expense are reconciled to the levels set in rates.

Con Edison of New York has $225 million of uninsured tax-exempt debt and O&R has $99 million of insured tax-exempt debt that currently bears interest at rates determined weekly and is subject to tender by bondholders for purchase by the company. Of the $99 million of O&R debt, $55 million is insured by Financial Guaranty Insurance Company and $44 million is insured by Ambac Assurance Corporation (see Note C to the financial statements in Item 8 of the Form 10-K). Downgrades in the credit ratings of these insurers have resulted in interest rates on this O&R debt that are significantly higher than the interest rates borne by Con Edison of New York’s $225 million of uninsured weekly rate tender bonds. As of September 30, 2009, the weighted average annual interest rate on the O&R insured weekly rate tender bonds outstanding with bondholders, excluding the effects of an interest rate swap agreement (see “Interest Rate Swaps” in Note K to the Third Quarter Financial Statements),

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

was 0.70 percent and the rate on the Con Edison of New York weekly rate tender bonds was 0.31 percent. Under O&R’s current New York electric and (beginning November 2009) gas rate orders, variations in variable rate tax-exempt debt interest expense are reconciled to the level set in rates. O&R is evaluating alternatives with respect to its weekly rate tender bonds and termination of its interest rate swap agreement.

Capital Requirements

At September 30, 2009, there were no material changes in the Companies’ capital requirements compared to those discussed under “Capital Requirements” in Item 7 of the Form 10-K and in Part I, Item 2 of the Second Quarter Form 10-Q, other than as described below.

In October 2009, Con Edison of New York was selected by the U.S. Department of Energy for negotiations to receive grants of $136 million under the American Recovery and Reinvestment Act of 2009 to fund 50 percent of the costs of certain smart electric grid projects. In July 2009, the PSC approved customer funding of up to $175 million and $5 million, respectively, for 50 percent of the costs of Con Edison of New York and O&R projects that are awarded such federal grants. Upon completion of each project, the incremental costs for the project (including depreciation, taxes, operating expenses, and return on capital, net of any federal grants, in-kind or matching funds received, adjusted for any operational savings or other benefits from the project) are to begin to be recovered through a temporary surcharge on customer bills. The PSC is requiring the Utilities to propose a surcharge mechanism that will consider the impact of this surcharge on customers. The PSC has indicated that it expects its staff to review the reasonableness of the amounts spent on each project no later than the first rate case in which the utility seeks to place the project into rate base.

The Companies are in the process of finalizing their capital requirements for 2010 and beyond. The Companies currently estimate that their construction expenditures in 2010 and 2011 (other than for the smart electric grid projects referred to above) may decrease from the amounts estimated under “Capital Requirements” in Item 7 of the Form 10-K.

Contractual Obligations

At September 30, 2009, there were no material changes in the Companies’ aggregate obligation to make payments pursuant to contracts compared to those discussed under “Contractual Obligations” in Item 7 of the Form 10-K.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

Electric Power Requirements

At September 30, 2009, there were no material changes in the Companies’ electric power requirements compared to those disclosed under “Electric Power Requirements” in Item 7 of the Form 10-K.

Regulatory Matters

At September 30, 2009, there were no material changes in the Companies’ regulatory matters compared to those disclosed under “Regulatory Matters” in Item 7 of the Form 10-K and Part I, Item 2 of the First Quarter Form 10-Q, “Rate Agreements” in Note B to the financial statements in Item 8 of the Form 10-K, other than as described in Note B to the Third Quarter Financial Statements.

Financial and Commodity Market Risks

The Companies are subject to various risks and uncertainties associated with financial and commodity markets. The most significant market risks include interest rate risk, commodity price risk, credit risk and investment risk. At September 30, 2009, there were no material changes in the Companies’ financial and commodity market risks compared to those discussed under “Financial and Commodity Market Risks” in Item 7 of the Form 10-K, other than as described below and in Note K to the Third Quarter Financial Statements.

Interest Rate Risk

The interest rate risk relates primarily to variable rate debt and to new debt financing needed to fund capital requirements, including the construction expenditures of the Utilities and maturing debt securities. Con Edison and its businesses manage interest rate risk through the issuance of mostly fixed-rate debt with varying maturities and through opportunistic refinancing of debt. The Companies estimate that at September 30, 2009, each 10 percent variation in interest rates applicable to the Companies’ variable rate debt and commercial paper would result in a change in annual interest expense of $1 million. Under Con Edison of New York’s current electric rate order variations in long-term taxable and tax-exempt debt interest expense are reconciled to the levels set in rates. Under Con Edison of New York’s current steam rate order and O&R’s current New York electric and (beginning November 2009) gas rate orders, variations in variable rate tax-exempt debt interest expense are reconciled to the level set in rates.

In addition, from time to time, Con Edison and its businesses enter into derivative financial instruments to hedge interest rate risk on certain debt securities. See “Interest Rate Swaps” in Note K to the Third Quarter Financial Statements.

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

Con Edison estimates that, as of September 30, 2009, a 10 percent decline in market prices would result in a decline in fair value of $133 million for the derivative instruments used by the Utilities to hedge purchases of electricity and gas, of which $105 million is for Con Edison of New York and $28 million is for O&R. Con Edison expects that any such change in fair value would be largely offset by directionally opposite changes in the cost of the electricity and gas purchased. In accordance with provisions approved by state regulators, the Utilities generally recover from customers the costs they incur for energy purchased for their customers, including gains and losses on certain derivative instruments used to hedge energy purchased and related costs. See “Recoverable Energy Costs” in Note A to the financial statements in Item 8 of the Form 10-K.

Con Edison’s competitive energy businesses use a value-at-risk (VaR) model to assess the market risk of their electricity and gas commodity fixed-price purchase and sales commitments, physical forward contracts and commodity derivative instruments. VaR represents the potential change in fair value of instruments or the portfolio due to changes in market factors, for a specified time period and confidence level. These businesses estimate VaR across their electricity and natural gas commodity businesses using a delta-normal variance/covariance model with a 95 percent confidence level. Since the VaR calculation involves complex methodologies and estimates and assumptions that are based on past experience, it is not necessarily indicative of future results. VaR for transactions associated with hedges on generating assets and commodity contracts, assuming a one-day holding period, for the nine months ended September 30, 2009, and for the year ended December 31, 2008, was as follows:

95% Confidence Level, One-Day Holding Period	2009	2008
	(Millions of Dollars)
Average for the period	$1	$2
High	2	3
Low	—	—

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

The Utilities had $43 million of credit exposure in connection with energy supply and hedging activities, net of collateral, at September 30, 2009, of which $3 million was with investment-grade counterparties and $40 million was with commodity exchange brokers.

Con Edison’s competitive energy businesses had $199 million of credit exposure in connection with energy supply and hedging activities, net of collateral, at September 30, 2009, of which $153 million was with investment grade counterparties and $46 million was with commodity exchange brokers or independent system operators.

Environmental Matters

At September 30, 2009, there were no material changes in the Companies’ environmental matters compared to those referenced under “Environmental Matters” in Item 7 of the Form 10-K and Part I, Item 2 of the First Quarter Form 10-Q, other than as described in Note G and under “Permit Non-Compliance and Pollution Discharges” in Note H to the Third Quarter Financial Statements.

Material Contingencies

For information concerning potential liabilities arising from the Companies’ material contingencies, see “Application of Critical Accounting Policies—Accounting for Contingencies,” in Item 7 of the Form 10-K and Notes B, G and H to the Third Quarter Financial Statements.

Results of Operations

Results of operations reflect, among other things, the Companies’ accounting policies (see “Application of Critical Accounting Policies” in Item 7 of the Form 10-K) and rate plans that cover the rates the Utilities can charge their customers (see “Regulatory Matters” in Item 7 of the Form 10-K). Under the revenue decoupling mechanisms currently applicable to Con Edison of New York’s electric and gas businesses and O&R’s electric and (beginning November 2009) gas businesses in New York, the Utilities’ revenues will generally not be affected by changes in delivery volumes from levels assumed

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

when rates were approved. Revenues for Con Edison of New York’s steam business and O&R’s other utility businesses are affected by changes in delivery volumes resulting from weather, economic conditions and other factors. See Note B to the Third Quarter Financial Statements.

Con Edison’s results of operations for the three and nine months ended September 30, 2009, as compared with the 2008 period, reflect changes in the Utilities’ rate plans (including additional revenues designed to recover increases in certain operations and maintenance expenses, depreciation and property taxes, and interest charges), and the operating results of the competitive energy businesses (including net mark-to-market effects). The results of operations for the three months ended September 30, 2009 include a higher allowed electric return on common equity as compared with the 2008 period reflecting increased capital costs. The results of operations for the nine months ended September 30, 2009, as compared with the 2008 period include a higher allowed electric return on equity for Con Edison of New York in 2009 for the second and third quarters, offset in part by, a lower allowed return for the first quarter. Operations and maintenance expenses were higher in the three and nine months ended September 30, 2009 compared with the 2008 period reflecting primarily higher costs, which are generally reflected in rates, such as pension and other postretirement benefits and uncollectible accounts that were offset in part by austerity initiatives reflecting the general economic downturn. Depreciation and property taxes were higher in the three and nine months ended September 30, 2009 compared with the 2008 period reflecting primarily the impact from increased capital expenditures and higher property tax rates. Results of operations for Con Edison in the nine months ended September 30, 2008 period include the gain on the sale of generation projects, the impact of discontinued operations and include the resolution of litigation with Northeast Utilities. For additional information about major factors affecting earnings, see “Results of Operations—Summary,” above.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

Con Edison’s principal business segments are Con Edison of New York’s regulated electric, gas and steam utility activities, O&R’s regulated electric and gas utility activities and Con Edison’s competitive energy businesses. Con Edison of New York’s principal business segments are its regulated electric, gas and steam utility activities. A discussion of the results of operations by principal business segment for the three and nine months ended September 30, 2009 and 2008 follows. For additional business segment financial information, see Note J to the Third Quarter Financial Statements.

THREE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2008

The Companies’ results of operations (which were discussed above under “Results of Operations—Summary”) in 2009 compared with 2008 were:

	Con Edison*		Con Edison of New York		O&R		Competitive Energy Businesses and Other**
(Millions of Dollars)	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent
Operating revenues	$(369)	(9.6)%	$(368)	(12.2)%	$(48)	(17.0)%	$47	8.5%
Purchased power	(678)	(33.6)	(442)	(37.0)	(52)	(33.8)	(184)	(27.6)
Fuel	(96)	(53.6)	(95)	(53.4)	N/A	N/A	(1)	Large
Gas purchased for resale	(43)	(32.6)	(34)	(30.9)	(6)	(33.3)	(3)	(75.0)
Operating revenues less purchased power, fuel and gas purchased for resale (net revenues)	448	29.3	203	13.2	10	9.0	235	Large
Other operations and maintenance	86	14.6	65	12.8	9	16.4	12	44.4
Depreciation and amortization	17	9.3	16	9.3	—	—	1	Large
Taxes, other than income taxes	62	17.4	62	18.2	1	9.1	(1)	(25.0)
Income taxes	109	Large	17	11.7	—	—	92	Large
Gain on sale of generation projects	(1)	Large	N/A	N/A	N/A	N/A	(1)	Large
Operating income	173	55.6	43	11.5	—	—	130	Large
Other income less deductions and related federal income tax	(3)	(23.1)	8	Large	(1)	Large	(10)	Large
Net interest expense	16	11.5	19	15.3	(1)	(16.7)	(2)	(22.2)
Income from continuing operations	154	84.6	32	12.8	—	—	122	Large
Income from discontinued operations, net of tax ***	—	—	N/A	N/A	N/A	N/A	—	—
Net income for common stock	$154	84.6%	$32	12.8%	$—	—%	$122	Large
*	Represents the consolidated financial results of Con Edison and its businesses.
**	Includes inter-company and parent company accounting.
***	See Note N to the Third Quarter Financial Statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

Con Edison of New York

Electric

Con Edison of New York’s electric sales and deliveries, excluding off-system sales, in the three months ended September 30, 2009 compared with the 2008 period were:

	Millions of kWhs Delivered				Revenues in Millions
	Three Months Ended				Three Months Ended
Description	September 30, 2009	September 30, 2008	Variation	Percent Variation	September 30, 2009	September 30, 2008	Variation	Percent Variation
Residential/Religious*	3,356	3,818	(462)	(12.1)%	$818	$1,050	$(232)	(22.1)%
Commercial/Industrial	3,466	3,747	(281)	(7.5)	733	952	(219)	(23.0)
Retail access customers	6,162	6,402	(240)	(3.7)	592	500	92	18.4
NYPA, Municipal Agency and other sales	3,113	3,104	9	0.3	151	137	14	10.2
Other operating revenues	—	—	—	—	101	31	70	Large
Total	16,097	17,071	(974)	(5.7)%	$2,395	$2,670	$(275)	(10.3)%
*	“Residential/Religious” generally includes single-family dwellings, individual apartments in multi-family dwellings, religious organizations and certain other not-for-profit organizations.

Con Edison of New York’s electric operating revenues decreased $275 million in the three months ended September 30, 2009 compared with the 2008 period due primarily to lower purchased power ($428 million) and recoverable fuel costs ($75 million), offset in part by, the 2009 electric rate plan ($161 million), an accrual for the revenue decoupling mechanism ($68 million) and the collection of surcharges from customers in connection with an increase in a New York State assessment ($48 million). Effective April 2008, Con Edison of New York’s revenues from electric sales are subject to a revenue decoupling mechanism, as a result of which revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved. Other electric operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the revenue decoupling mechanism and other provisions of the company’s rate plans. See Note B to the Third Quarter Financial Statements.

Electric delivery volumes in Con Edison of New York’s service area decreased 5.7 percent in the three months ended September 30, 2009 compared with the 2008 period. After adjusting for variations, principally weather and billing days, electric delivery volumes in Con Edison of New York’s service area decreased 2.7 percent in the three months ended September 30, 2009 compared with the 2008 period, reflecting the impact of lower average normalized use per customer.

Con Edison of New York’s electric purchased power costs decreased $428 million in the three months ended September 30, 2009 compared with the 2008 period due primarily to a decrease in unit costs

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

($397 million) and purchased volumes ($31 million). Electric fuel costs decreased $75 million in the three months ended September 30, 2009 compared with the 2008 period due primarily to lower unit costs ($66 million) and sendout volumes from the company’s generating facilities ($9 million).

Con Edison of New York’s electric operating income increased $64 million in the three months ended September 30, 2009 compared with the 2008 period. The increase reflects primarily higher net revenues ($228 million), offset by higher taxes other than income taxes ($62 million, principally property taxes), operations and maintenance costs ($61 million, principally pension and other postretirement benefits), income taxes ($26 million) and depreciation ($15 million). Effective April 2009, the allowed return on equity is 10 percent compared with 9.1 percent for the comparable 2008 period.

Gas

Con Edison of New York’s gas sales and deliveries, excluding off-system sales, in the three months ended September 30, 2009 compared with the 2008 period were:

	Thousands of dths Delivered				Revenues in Millions
	Three Months Ended				Three Months Ended
Description	September 30, 2009	September 30, 2008	Variation	Percent Variation	September 30, 2009	September 30, 2008	Variation	Percent Variation
Residential	3,209	3,149	60	1.9%	$83	$94	$(11)	(11.7)%
General	3,514	3,693	(179)	(4.8)	47	67	(20)	(29.9)
Firm transportation	6,279	5,282	997	18.9	35	26	9	34.6
Total firm sales and transportation	13,002	12,124	878	7.2	165	187	(22)	(11.8)
Interruptible sales	1,159	1,418	(259)	(18.3)	2	16	(14)	(87.5)
NYPA	13,024	13,574	(550)	(4.1)	1	1	—	—
Generation plants	23,868	29,304	(5,436)	(18.6)	8	15	(7)	(46.7)
Other	3,268	3,706	(438)	(11.8)	6	4	2	50.0
Other operating revenues	—	—	—	—	1	19	(18)	(94.7)
Total	54,321	60,126	(5,805)	(9.7)%	$183	$242	$(59)	(24.4)%

Con Edison of New York’s gas operating revenues decreased $59 million in the three months ended September 30, 2009 compared with the 2008 period due primarily to lower recoverable purchased gas costs ($34 million) and gas rate plan provisions primarily including the accrual for the revenue decoupling mechanism ($16 million). Con Edison of New York’s revenues from gas sales are subject to a revenue decoupling mechanism, effective October 2007, as a result of which revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved. Other gas operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

revenue decoupling mechanism and other provisions of the company’s rate plans. See Note B to the Third Quarter Financial Statements.

Con Edison of New York’s sales and transportation volumes for firm customers increased 7.2 percent in the three months ended September 30, 2009 compared with the 2008 period. After adjusting for variations, principally weather and billing days, firm gas sales and transportation volumes in the company’s service area increased 7.4 percent in the three months ended September 30, 2009 compared with the 2008 period, due primarily to net transfers of customers to firm service and new distributed generation load customers.

Con Edison of New York’s purchased gas cost decreased $34 million in the three months ended September 30, 2009 compared with the 2008 period due to lower unit costs ($34 million).

Con Edison of New York’s gas operating income decreased $19 million in the three months ended September 30, 2009 compared with the 2008 period. The decrease reflects primarily lower net revenues ($25 million), higher depreciation ($2 million) and taxes other than income taxes ($1 million, principally property taxes), offset by lower income taxes ($9 million).

Steam

Con Edison of New York’s steam sales and deliveries in the three months ended September 30, 2009 compared with the 2008 period were:

	Millions of Pounds Delivered				Revenues in Millions
	Three Months Ended				Three Months Ended
Description	September 30, 2009	September 30, 2008	Variation	Percent Variation	September 30, 2009	September 30, 2008	Variation	Percent Variation
General	32	19	13	68.4%	$2	$1	$1	Large
Apartment house	794	866	(72)	(8.3)	15	20	(5)	(25.0)
Annual power	3,591	4,022	(431)	(10.7)	58	84	(26)	(31.0)
Other operating revenues	—	—	—	—	2	6	(4)	(66.7)
Total	4,417	4,907	(490)	(10.0)%	$77	$111	$(34)	(30.6)%

Con Edison of New York’s steam operating revenues decreased $34 million in the three months ended September 30, 2009 compared with the 2008 period due primarily to lower recoverable fuel ($20 million) and purchased power costs ($14 million). Other steam operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s rate plans. See Note B to the Third Quarter Financial Statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

Steam sales and delivery volumes decreased 10.0 percent in the three months ended September 30, 2009 compared with the 2008 period. After adjusting for variations, principally weather and billing days, steam sales and deliveries decreased 6.3 percent in the three months ended September 30, 2009 compared with the 2008 period, reflecting the impact of lower average normalized use per customer.

Con Edison of New York’s steam fuel costs decreased $20 million in the three months ended September 30, 2009 compared with the 2008 period due primarily to lower unit costs ($17 million) and sendout volumes ($3 million). Steam purchased power costs decreased $14 million in the three months ended September 30, 2009 compared with the 2008 period due primarily to a decrease in unit costs ($13 million) and purchased volumes ($1 million).

Steam operating income decreased $2 million in the three months ended September 30, 2009 compared with the 2008 period. The decrease reflects primarily higher operations and maintenance costs ($4 million), offset by lower depreciation ($1 million) and taxes other than income taxes ($1 million, principally state and local taxes).

Income Taxes

Operating income taxes increased $17 million in the three months ended September 30, 2009 compared with the 2008 period, due primarily to higher operating income.

Net Interest Expense

Net interest expense increased $19 million in the three months ended September 30, 2009 compared with the 2008 period, due primarily to new debt issuances since September 30, 2008 ($22 million), offset in part by, lower principal amounts and interest rates on commercial paper outstanding in 2009 ($3 million).

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

O&R

Electric

O&R’s electric sales and deliveries, excluding off-system sales, in the three months ended September 30, 2009 compared with the 2008 period were:

	Millions of kWhs Delivered				Revenues in Millions
	Three Months Ended				Three Months Ended
Description	September 30, 2009	September 30, 2008	Variation	Percent Variation	September 30, 2009	September 30, 2008	Variation	Percent Variation
Residential/Religious*	567	584	(17)	(2.9)%	$108	$121	$(13)	(10.7)%
Commercial/Industrial	464	554	(90)	(16.2)	66	98	(32)	(32.7)
Retail access customers	544	493	51	10.3	33	25	8	32.0
Public authorities	30	34	(4)	(11.8)	2	6	(4)	(66.7)
Other operating revenues	—	—	—	—	—	2	(2)	Large
Total	1,605	1,665	(60)	(3.6)%	$209	$252	$(43)	(17.1)%
*	“Residential/Religious” generally includes single-family dwellings, individual apartments in multi-family dwellings, religious organizations and certain other not-for-profit organizations.

O&R’s electric operating revenues decreased $43 million in the three months ended September 30, 2009 compared with the 2008 period due primarily to decreased recoverable purchased power costs ($52 million). Effective July 2008, O&R’s revenues from electric sales in New York are subject to a revenue decoupling mechanism, as a result of which, these revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved. Other electric operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the revenue decoupling mechanism and other provisions of the company’s electric rate plan. See Note B to the financial statements in Item 8 of the Form 10-K.

Electric delivery volumes in O&R’s service area decreased 3.6 percent in the three months ended September 30, 2009 compared with the 2008 period. After adjusting for weather variations and unbilled volumes, electric delivery volumes in O&R’s service area decreased 1.1 percent in the three months ended September 30, 2009 compared with the 2008 period, reflecting the impact of lower average normalized use per customer.

Electric operating income was the same in the three months ended September 30, 2009 compared with the 2008 period.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

Gas

O&R’s gas sales and deliveries, excluding off-system sales, in the three months ended September 30, 2009 compared with the 2008 period were:

	Thousands of dths Delivered				Revenues in Millions
	Three Months Ended				Three Months Ended
Description	September 30, 2009	September 30, 2008	Variation	Percent Variation	September 30, 2009	September 30, 2008	Variation	Percent Variation
Residential	561	571	(10)	(1.8)%	$9	$13	$(4)	(30.8)%
General	146	135	11	8.1	1	2	(1)	(50.0)
Firm transportation	973	902	71	7.9	7	6	1	16.7
Total firm sales and transportation	1,680	1,608	72	4.5	17	21	(4)	(19.0)
Interruptible sales	926	1,171	(245)	(20.9)	5	6	(1)	(16.7)
Generation plants	1,080	1,702	(622)	(36.5)	—	1	(1)	Large
Other	90	86	4	4.7	—	—	—	—
Other gas revenues	—	—	—	—	4	3	1	33.3
Total	3,776	4,567	(791)	(17.3)%	$26	$31	$(5)	(16.1)%

O&R’s gas operating revenues decreased $5 million in the three months ended September 30, 2009 compared with the 2008 period due primarily to lower recoverable purchased gas costs ($6 million).

Sales and transportation volumes for firm customers increased 4.5 percent in the three months ended September 30, 2009 compared with the 2008 period. After adjusting for weather and other variations, total firm sales and transportation volumes increased 0.7 percent in the three months ended September 30, 2009 compared with the 2008 period.

Gas operating income was the same in the three months ended September 30, 2009 compared with the 2008 period.

Competitive Energy Businesses

The competitive energy businesses’ earnings from continuing operations increased $124 million in the three months ended September 30, 2009 compared with the 2008 period due primarily to mark-to-market gains in the 2009 period compared to mark-to-market losses in the 2008 period ($104 million) and higher earnings from electric retail sales.

Operating revenues increased $46 million in the three months ended September 30, 2009 compared with the 2008 period due primarily to net mark-to-market gains, offset by lower electric wholesale

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

revenues. Electric wholesale revenues decreased $145 million in the three months ended September 30, 2009 as compared with the 2008 period due primarily to lower sales volumes ($138 million) and unit prices ($7 million). Electric retail revenues increased $3 million, due primarily to higher sales volume ($77 million), offset by lower per unit prices ($74 million). Electric retail revenues increased 1 percent in the three months ended September 30, 2009 as compared with the 2008 period due to higher electric volumes, while gross margins increased significantly primarily due to the sale of higher margin contracts, lower costs and higher volumes. Net mark-to-market gains increased $176 million in the three months ended September 30, 2009 as compared with the 2008 period due primarily to higher prices on electric and natural gas contracts, which were economic hedges for retail obligations (but were not accounted for as cash flow hedges). Other revenues increased $12 million in the three months ended September 30, 2009 as compared with the 2008 period due primarily to higher energy services revenue.

Operating expenses excluding income taxes decreased $175 million in the three months ended September 30, 2009 compared with the 2008 period, due primarily to lower purchased power ($184 million) and gas purchased for resale costs ($2 million), offset in part by, higher operations and maintenance costs ($12 million).

Income taxes increased $92 million in the three months ended September 30, 2009 as compared with the 2008 period, due primarily to higher income due to mark-to-market gains and higher earnings from electric retail sales.

Other income(deductions) decreased $5 million in the three months ended September 30, 2009 compared with the 2008 period due primarily to an impairment charge on an investment in a generating asset in 2009 ($5 million).

Other

For Con Edison, “Other” includes inter-company eliminations relating to operating revenues and operating expenses.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

NINE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2008

The Companies’ results of operations (which were discussed above under “Results of Operations—Summary”) in 2009 compared with 2008 were:

	Con Edison*		Con Edison of New York		O&R		Competitive Energy Businesses and Other**
(Millions of Dollars)	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent
Operating revenues	$(826)	(7.8)%	$(412)	(5.1)%	$(99)	(12.9)%	$(315)	(17.9)%
Purchased power	(1,127)	(24.1)	(611)	(23.3)	(105)	(29.3)	(411)	(24.3)
Fuel	(100)	(19.9)	(97)	(19.4)	N/A	N/A	(3)	Large
Gas purchased for resale	(148)	(17.0)	(134)	(17.8)	(10)	(9.3)	(4)	(36.4)
Operating revenues less purchased power, fuel and gas purchased for resale (net revenues)	549	12.1	430	10.3	16	5.3	103	Large
Other operations and maintenance	180	10.6	148	10.2	14	8.4	18	24.3
Depreciation and amortization	58	10.9	57	11.5	1	3.3	—	—
Taxes, other than income taxes	112	10.8	115	11.7	—	—	(3)	(23.1)
Income taxes	(51)	(11.9)	40	13.4	2	11.1	(93)	(82.3)
Gain on sale of generation projects	(261)	Large	N/A	N/A	N/A	N/A	(261)	Large
Operating income	(11)	(1.0)	70	7.4	(1)	(1.9)	(80)	(72.7)
Other income less deductions and related federal income tax	(23)	(41.8)	10	90.9	—	—	(33)	(76.7)
Net interest expense	62	15.8	55	15.4	—	—	7	43.8
Income from continuing operations	(96)	(12.5)	25	4.2	(1)	(2.9)	(120)	(87.6)
Income from discontinued operations, net of tax***	(274)	Large	N/A	N/A	N/A	N/A	(274)	Large
Net income for common stock	$(370)	(35.7)%	$25	4.2%	$(1)	(2.9)%	$(394)	(95.9)%
*	Represents the consolidated financial results of Con Edison and its businesses.
**	Includes inter-company and parent company accounting.
***	See Note N to the Third Quarter Financial Statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

Con Edison of New York

Electric

Con Edison of New York’s electric sales and deliveries, excluding off-system sales, in the nine months ended September 30, 2009 compared with the 2008 period were:

	Millions of kWhs Delivered				Revenues in Millions
	Nine Months Ended				Nine Months Ended
Description	September 30, 2009	September 30, 2008	Variation	Percent Variation	September 30, 2009	September 30, 2008	Variation	Percent Variation
Residential/Religious*	8,442	9,109	(667)	(7.3)%	$1,972	$2,286	$(314)	(13.7)%
Commercial/Industrial	9,598	9,732	(134)	(1.4)	1,882	2,165	(283)	(13.1)
Retail access customers	16,506	16,756	(250)	(1.5)	1,382	1,101	281	25.5
NYPA, Municipal Agency and other sales	8,690	8,835	(145)	(1.6)	343	311	32	10.3
Other operating revenues	—	—	—	—	286	299	(13)	(4.3)
Total	43,236	44,432	(1,196)	(2.7)%	$5,865	$6,162	$(297)	(4.8)%
*	“Residential/Religious” generally includes single-family dwellings, individual apartments in multi-family dwellings, religious organizations and certain other not-for-profit organizations.

Con Edison of New York’s electric operating revenues decreased $297 million in the nine months ended September 30, 2009 compared with the 2008 period due primarily to lower purchased power ($579 million) and recoverable fuel costs ($92 million) and lower average normalized use per customer ($41 million), offset in part by, the 2009 electric rate plan ($255 million), an accrual for the revenue decoupling mechanism ($92 million) and the collection of a surcharge from customers in connection with an increase in a New York State assessment ($71 million). Effective April 2008, Con Edison of New York’s revenues from electric sales are subject to a revenue decoupling mechanism, as a result of which revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved. Other electric operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the revenue decoupling mechanism and other provisions of the company’s rate plans. See Note B to the Third Quarter Financial Statements.

Electric delivery volumes in Con Edison of New York’s service area decreased 2.7 percent in the nine months ended September 30, 2009 compared with the 2008 period. After adjusting for variations, principally weather and billing days, electric delivery volumes in Con Edison of New York’s service area decreased 1.7 percent in the nine months ended September 30, 2009 compared with the 2008 period, reflecting the impact of lower average normalized use per customer.

Con Edison of New York’s electric purchased power costs decreased $579 million in the nine months ended September 30, 2009 compared with the 2008 period due primarily to a decrease in unit costs

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

($535 million) and purchased volumes ($44 million). Electric fuel costs decreased $92 million in the nine months ended September 30, 2009 compared with the 2008 period due primarily to lower unit costs ($65 million) and sendout volumes from the company’s generating facilities ($27 million).

Con Edison of New York’s electric operating income increased $52 million in the nine months ended September 30, 2009 compared with the 2008 period. The increase reflects primarily higher net revenues ($373 million), offset in part by, higher operations and maintenance costs ($135 million, principally pension and other postretirement benefits), taxes other than income taxes ($106 million, principally property taxes), depreciation ($54 million) and income taxes ($27 million). Effective April 2009, the allowed return on equity is 10 percent compared with 9.1 percent for the comparable 2008 period.

Gas

Con Edison of New York’s gas sales and deliveries, excluding off-system sales, in the nine months ended September 30, 2009 compared with the 2008 period were:

	Thousands of dths Delivered				Revenues in Millions
	Nine Months Ended				Nine Months Ended
Description	September 30, 2009	September 30, 2008	Variation	Percent Variation	September 30, 2009	September 30, 2008	Variation	Percent Variation
Residential	30,678	30,173	505	1.7%	$626	$621	$5	0.8%
General	22,076	21,740	336	1.5	333	358	(25)	(7.0)
Firm transportation	36,167	32,166	4,001	12.4	186	146	40	27.4
Total firm sales and transportation	88,921	84,079	4,842	5.8	1,145	1,125	20	1.8
Interruptible sales	6,497	9,086	(2,589)	(28.5)	63	112	(49)	(43.8)
NYPA	29,647	33,597	(3,950)	(11.8)	3	3	—	—
Generation plants	53,379	59,666	(6,287)	(10.5)	25	46	(21)	(45.7)
Other	13,680	15,376	(1,696)	(11.0)	27	20	7	35.0
Other operating revenues	—	—	—	—	(4)	60	(64)	Large
Total	192,124	201,804	(9,680)	(4.8)%	$1,259	$1,366	$(107)	(7.8)%

Con Edison of New York’s gas operating revenues decreased $107 million in the nine months ended September 30, 2009 compared with the 2008 period due primarily to lower purchased gas costs ($134 million), offset in part by, the 2008 gas rate plan ($43 million). Con Edison of New York’s revenues from gas sales are subject to a weather normalization clause and, effective October 2007, a revenue decoupling mechanism as a result of which revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved. Other gas operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the revenue decoupling mechanism and other provisions of the company’s rate plans. See Note B to the Third Quarter Financial Statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

Con Edison of New York’s sales and transportation volumes for firm customers increased 5.8 percent in the nine months ended September 30, 2009 compared with the 2008 period, reflecting primarily the impact of the colder winter weather in the 2009 period compared with the 2008 period. After adjusting for variations, principally weather and billing days, firm gas sales and transportation volumes in the company’s service area increased 0.9 percent in the nine months ended September 30, 2009 compared with the 2008 period.

Con Edison of New York’s purchased gas cost decreased $134 million in the nine months ended September 30, 2009 compared with the 2008 period due primarily to lower unit costs ($127 million) and sendout volumes ($7 million).

Con Edison of New York’s gas operating income increased $5 million in the nine months ended September 30, 2009 compared with the 2008 period. The increase reflects primarily higher net revenues ($28 million), offset by higher income taxes ($6 million), depreciation ($6 million), taxes other than income taxes ($6 million, principally property taxes) and operations and maintenance costs ($5 million).

Steam

Con Edison of New York’s steam sales and deliveries in the nine months ended September 30, 2009 compared with the 2008 period were:

	Millions of Pounds Delivered				Revenues in Millions
	Nine Months Ended				Nine Months Ended
Description	September 30, 2009	September 30, 2008	Variation	Percent Variation	September 30, 2009	September 30, 2008	Variation	Percent Variation
General	429	383	46	12.0%	$19	$16	$3	18.8%
Apartment house	4,614	4,903	(289)	(5.9)	132	137	(5)	(3.6)
Annual power	12,995	12,945	50	0.4	359	349	10	2.9
Other operating revenues	—	—	—	—	11	27	(16)	(59.3)
Total	18,038	18,231	(193)	(1.1)%	$521	$529	$(8)	(1.5)%

Con Edison of New York’s steam operating revenues decreased $8 million in the nine months ended September 30, 2009 compared with the 2008 period due primarily to lower purchased power ($32 million) and recoverable fuel costs ($5 million), offset in part by, the net change in rates under the steam rate plan ($14 million). Other steam operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s rate plans. See Note B to the Third Quarter Financial Statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

Steam sales and delivery volumes decreased 1.1 percent in the nine months ended September 30, 2009 compared with the 2008 period. After adjusting for variations, principally weather and billing days, steam sales and deliveries decreased 4.4 percent in the nine months ended September 30, 2009 compared with the 2008 period, reflecting the impact of lower average normalized use per customer.

Con Edison of New York’s steam purchased power costs decreased $32 million in the nine months ended September 30, 2009 compared with the 2008 period due primarily to a decrease in unit costs ($38 million), offset by an increase in purchased volumes ($6 million). Steam fuel costs decreased $5 million in the nine months ended September 30, 2009 compared with the 2008 period due primarily to lower sendout volumes ($14 million), offset by higher unit costs ($9 million).

Steam operating income increased $13 million in the nine months ended September 30, 2009 compared with the 2008 period. The increase reflects primarily higher net revenues ($29 million) and lower depreciation ($3 million), offset in part by, higher income taxes ($7 million), operations and maintenance costs ($8 million) and taxes other than income taxes ($3 million, principally property taxes).

Income Taxes

Operating income taxes increased $40 million in the nine months ended September 30, 2009 compared with the 2008 period, due primarily to higher operating income.

Net Interest Expense

Net interest expense increased $55 million in the nine months ended September 30, 2009 compared with the 2008 period, due primarily to new debt issuances since September 30, 2008.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

O&R

Electric

O&R’s electric sales and deliveries, excluding off-system sales, in the nine months ended September 30, 2009 compared with the 2008 period were:

	Millions of kWhs Delivered				Revenues in Millions
	Nine Months Ended				Nine Months Ended
Description	September 30, 2009	September 30, 2008	Variation	Percent Variation	September 30, 2009	September 30, 2008	Variation	Percent Variation
Residential/Religious*	1,406	1,460	(54)	(3.7)%	$239	$267	$(28)	(10.5)%
Commercial/Industrial	1,368	1,580	(212)	(13.4)	178	244	(66)	(27.0)
Retail access customers	1,419	1,385	34	2.5	72	62	10	16.1
Public authorities	84	90	(6)	(6.7)	8	13	(5)	(38.5)
Other operating revenues	—	—	—	—	2	4	(2)	(50.0)
Total	4,277	4,515	(238)	(5.3)%	$499	$590	$(91)	(15.4)%
*	“Residential/Religious” generally includes single-family dwellings, individual apartments in multi-family dwellings, religious organizations and certain other not-for-profit organizations.

O&R’s electric operating revenues decreased $91 million in the nine months ended September 30, 2009 compared with the 2008 period due primarily to decreased recoverable purchased power costs ($105 million), offset in part by, the 2008 electric rate plan ($12 million). Effective July 2008, O&R’s revenues from electric sales in New York are subject to a revenue decoupling mechanism, as a result of which, these revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved. Other electric operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the revenue decoupling mechanism and other provisions of the company’s electric rate plan. See Note B to the financial statements in Item 8 of the Form 10-K.

Electric delivery volumes in O&R’s service area decreased 5.3 percent in the nine months ended September 30, 2009 compared with the 2008 period. After adjusting for weather variations and unbilled volumes, electric delivery volumes in O&R’s service area decreased 3.2 percent in the nine months ended September 30, 2009 compared with the 2008 period, reflecting the impact of lower average normalized use per customer.

Electric operating income decreased by $1 million in the nine months ended September 30, 2009 compared with the 2008 period. The decrease reflects primarily higher net revenues ($14 million), offset by higher operations and maintenance costs ($13 million, principally pension and other postretirement benefits).

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

Gas

O&R’s gas sales and deliveries, excluding off-system sales, in the nine months ended September 30, 2009 compared with the 2008 period were:

	Thousands of dths Delivered				Revenues in Millions
	Nine Months Ended				Nine Months Ended
Description	September 30, 2009	September 30, 2008	Variation	Percent Variation	September 30, 2009	September 30, 2008	Variation	Percent Variation
Residential	5,473	5,473	—	—%	$94	$95	$(1)	(1.1)%
General	1,229	1,261	(32)	(2.5)	19	20	(1)	(5.0)
Firm transportation	7,472	7,041	431	6.1	35	32	3	9.4
Total firm sales and transportation	14,174	13,775	399	2.9	148	147	1	0.7
Interruptible sales	3,382	4,061	(679)	(16.7)	16	20	(4)	(20.0)
Generation plants	1,346	2,315	(969)	(41.9)	1	3	(2)	(66.7)
Other	680	718	(38)	(5.3)	—	—	—	—
Other gas revenues	—	—	—	—	6	9	(3)	(33.3)
Total	19,582	20,869	(1,287)	(6.2)%	$171	$179	$(8)	(4.5)%

O&R’s gas operating revenues decreased $8 million in the nine months ended September 30, 2009 compared with the 2008 period.

Sales and transportation volumes for firm customers increased 2.9 percent in the nine months ended September 30, 2009 compared with the 2008 period, reflecting the impact of the weather in 2009. After adjusting for weather and other variations, total firm sales and transportation volumes were the same in the nine months ended September 30, 2009 compared with the 2008 period. O&R’s revenues from gas sales are subject to a weather normalization clause that moderates, but does not eliminate, the effect of weather-related changes on net income.

Gas operating income was the same in the nine months ended September 30, 2009 compared with the 2008 period.

Competitive Energy Businesses

The competitive energy businesses’ earnings from continuing operations decreased $84 million in the nine months ended September 30, 2009 compared with the 2008 period due primarily to the gain on the sale of Con Edison Development’s generation projects in 2008 ($137 million), offset in part by, mark-to-market gains in the 2009 period versus mark-to-market losses in the 2008 period ($26 million) and higher earnings from electric retail sales.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (COMBINED FOR CON EDISON AND CON EDISON OF

NEW YORK) — CONTINUED

Operating revenues decreased $298 million in the nine months ended September 30, 2009 compared with the 2008 period, due primarily to lower electric wholesale and retail revenues and the sale of Con Edison Development’s generation projects in 2008. Electric wholesale revenues decreased $255 million in the nine months ended September 30, 2009 as compared with the 2008 period, due primarily to lower sales volumes ($217 million) and unit prices ($38 million). Electric retail revenues decreased $82 million, due primarily to lower per unit prices ($177 million), offset by higher sales volume ($95 million). Electric retail revenues decreased 8 percent in the nine months ended September 30, 2009 as compared with the 2008 period due to lower electricity prices, while gross margins increased significantly, primarily due to the sale of higher margin contracts, lower costs and higher volumes. Net mark-to-market gains increased $44 million in the nine months ended September 30, 2009 as compared with the 2008 period due primarily to higher prices on electric and natural gas contracts, which were economic hedges for retail obligations (but were not accounted for as cash flow hedges). The competitive energy businesses no longer have revenues from the sale of electricity from owned generation projects due to the sale of generation projects in the second quarter of 2008. These revenues were $23 million in the nine months ended September 30, 2008 (see Note N to the Third Quarter Financial Statements). Other revenues increased $18 million in the nine months ended September 30, 2009 as compared with the 2008 period due primarily to energy services and other wholesale revenues.

Operating expenses excluding income taxes decreased $386 million in the nine months ended September 30, 2009 compared with the 2008 period, due primarily to decreased purchased power ($395 million), gas purchased for resale ($5 million) and fuel costs ($3 million) and taxes other than income taxes ($3 million), offset by higher operations and maintenance costs ($20 million).

Income taxes decreased $91 million in the nine months ended September 30, 2009 as compared with the 2008 period, due primarily to income taxes related to the sale of Con Edison Development’s generation projects in 2008 ($124 million), offset by higher income due to mark-to-market gains and higher earnings from electric retail sales.

Discontinued Operations

Net income from discontinued operations decreased $274 million in the nine months ended September 30, 2009 compared with the 2008 period due to the gain on the sale of Con Edison Development’s generation projects in 2008. See Note N to the Third Quarter Financial Statements.

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

PART II OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

CON EDISON OF NEW YORK

Investigation of Contractor Payments

For information about alleged unlawful conduct in connection with contractor payments, see “Con Edison of New York—Investigation of Contractor Payments” in Part II, Item I of the First Quarter Form 10-Q and the Second Quarter Form 10-Q and “Investigation of Contractor Payments” in Note H to the financial statements in Part I, Item 1 of this report (which is incorporated herein by reference).

Permit Non-Compliance and Pollution Discharges

For information about the New York State Department of Environmental Conservation’s proceeding with respect to non-compliance with certain laws, regulations and permit conditions and discharges of pollutants at the company’s steam generating facilities, see “Con Edison of New York—Permit Non-Compliance and Pollution Discharges” in Part I, Item 3 of the First Quarter Form 10-Q and the Second Quarter Form 10-Q and “Permit Non-Compliance and Pollution Discharges” in Note H to the financial statements included in Part I, Item 1 of this report (which information is incorporated herein by reference).

Gowanus Canal

In August 2009, Con Edison of New York received a Notice of Potential Liability and Request for Information from the EPA about the operations of the company and its predecessors at sites adjacent or near the 1.8 mile Gowanus Canal in Brooklyn, New York. The company understands that the EPA also has provided or will provide notices and information requests to other parties. The EPA has proposed adding the Gowanus Canal to its National Priorities List of Superfund sites. The canal’s adjacent waterfront is primarily commercial and industrial, currently consisting of concrete plants, warehouses, and parking lots, and the canal is near several residential neighborhoods. The company expects that the cost of assessment and remediation of hazardous substances in and around the Gowanus Canal will be substantial. Con Edison of New York is unable to predict its exposure to liability with respect to the Gowanus Canal.

O&R Newark Bay Complex

For information about a proceeding seeking contribution from O&R and other third-party defendants in connection with the removal and cleanup of hazardous substances from the Newark Bay Complex, see “O&R—Newark Bay Complex” in Part II, Item I of the Second Quarter Form 10-Q (which is incorporated herein by reference).

ITEM 1A.    RISK FACTORS

There were no material changes from the risk factors previously disclosed in the Companies’ Form 10-K.

ITEM 6.    EXHIBITS

CON EDISON

Exhibit 10.1.1	Amendment, dated October 21, 2009, to The Consolidated Edison, Inc. Stock Purchase Plan.

Exhibit 10.1.2	Amendment, dated September 29, 2009, to The Consolidated Edison Retirement Plan.

Exhibit 10.1.3	Amendment, dated September 29, 2009, to The Consolidated Edison Thrift Savings Plan.

Exhibit 12.1	Statement of computation of Con Edison’s ratio of earnings to fixed charges for the nine-month periods ended September 30, 2009 and 2008, and the 12-month period ended December 31, 2008.

Exhibit 31.1.1	Rule 13a-14(a)/15d-14(a) Certifications—Chief Executive Officer.

Exhibit 31.1.2	Rule 13a-14(a)/15d-14(a) Certifications—Chief Financial Officer.

Exhibit 32.1.1	Section 1350 Certifications—Chief Executive Officer.

Exhibit 32.1.2	Section 1350 Certifications—Chief Financial Officer.

Exhibit 101	Interactive Data File.

CON EDISON OF NEW YORK

Exhibit 10.2.1	Amendment, dated October 21, 2009, to The Consolidated Edison Company of New York, Inc. 2005 Executive Incentive Plan.

Exhibit 12.2	Statement of computation of Con Edison of New York’s ratio of earnings to fixed charges for the nine-month periods ended September 30, 2009 and 2008, and the 12-month period ended December 31, 2008.

Exhibit 31.2.1	Rule 13a-14(a)/15d-14(a) Certifications—Chief Executive Officer.

Exhibit 31.2.2	Rule 13a-14(a)/15d-14(a) Certifications—Chief Financial Officer.

Exhibit 32.2.1	Section 1350 Certifications—Chief Executive Officer.

Exhibit 32.2.2	Section 1350 Certifications—Chief Financial Officer.

Exhibit 101	Interactive Data File.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Consolidated Edison, Inc.

Consolidated Edison Company of New York, Inc.

DATE: November 2, 2009	By	/s/ ROBERT HOGLUND
Robert Hoglund Senior Vice President, Chief Financial Officer and Duly Authorized Officer