Form 10-Q
period 2010-03-31
CONSOLIDATED EDISON CO OF NEW YORK INC; CONSOLIDATED EDISON INC
filed 2010-05-06
CIK 23632, 1047862

United States

Securities And Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Quarterly Period Ended March 31, 2010

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

Consolidated Edison, Inc. (Con Edison)	Yes ☒	No ☐

Consolidated Edison of New York, Inc. (CECONY)	Yes ☒	No ☐

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

Con Edison

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

CECONY
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Con Edison	Yes ☐	No ☒

CECONY	Yes ☐	No ☒

As of April 30, 2010, Con Edison had outstanding 281,970,958 Common Shares ($.10 par value). All of the outstanding common equity of CECONY is held by Con Edison.

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

Glossary of Terms

The following is a glossary of frequently used abbreviations or acronyms that are used in the Companies’ SEC reports:

Con Edison Companies
Con Edison	Consolidated Edison, Inc.
Con Edison Development	Consolidated Edison Development, Inc.
Con Edison Energy	Consolidated Edison Energy, Inc.
CECONY	Consolidated Edison Company of New York, Inc.
Con Edison Solutions	Consolidated Edison Solutions, Inc.
O&R	Orange and Rockland Utilities, Inc.
Pike	Pike County Light & Power Company
RECO	Rockland Electric Company
Companies	Con Edison and CECONY
Utilities	CECONY and O&R
Regulatory Agencies, Government Agencies, and Quasi-governmental Not-for-Profits
EPA	U. S. Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
IRS	Internal Revenue Service
ISO-NE	ISO New England Inc.
NJBPU	New Jersey Board of Public Utilities
NJDEP	New Jersey Department of Environmental Protection
NYAG	New York State Attorney General
NYSDEC	New York State Department of Environmental Conservation
NYISO	New York Independent System Operator
NYPA	New York Power Authority
NYSPSC	New York State Public Service Commission
NYSERDA	New York State Energy Research and Development Authority
NYSRC	New York State Reliability Council, LLC
PJM	PJM Interconnection LLC
PAPUC	Pennsylvania Public Utility Commission
SEC	U. S. Securities and Exchange Commission
Accounting
ABO	Accumulated Benefit Obligation
FASB	Financial Accounting Standards Board
LILO	Lease In/Lease Out
OCI	Other Comprehensive Income
SFAS	Statement of Financial Accounting Standards
SSCM	Simplified service cost method
VIE	Variable interest entity
Environmental
CO2	Carbon dioxide
GHG	Greenhouse gases
MGP Sites	Manufactured gas plant sites
PCBs	Polychlorinated biphenyls
PRP	Potentially responsible party
SO2	Sulfur dioxide
Superfund	Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 and similar state statutes

Units of Measure
dths	Dekatherms
kV	Kilovolts
kWh	Kilowatt-hour
mdths	Thousand dekatherms
MMlbs	Million pounds
MVA	Megavolt amperes
MW	Megawatts or thousand kilowatts
MWH	Megawatt hour
Other
AFDC	Allowance for funds used during construction
COSO	Committee of Sponsoring Organizations of the Treadway Commission
EMF	Electric and magnetic fields
ERRP	East River Repowering Project
Fitch	Fitch Ratings
First Quarter Form 10-Q	The Companies’ combined Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010
Form 10-K	The Companies’ combined Annual Report on Form 10-K for the year ended December 31, 2009
LTIP	Long Term Incentive Plan
Moody’s	Moody’s Investors Service
S&P	Standard & Poor’s Rating Services
VaR	Value-at-Risk

3

Forward-Looking Statements

This report includes forward-looking statements intended to qualify for the safe-harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements of future expectation and not facts. Words such as “expects,” “estimates,” “anticipates,” “intends,” “believes,” “plans,” “will” and similar expressions identify forward-looking statements. Forward-looking statements are based on information available at the time the statements are made, and accordingly speak only as of that time. Actual results or developments might differ materially from those included in the forward-looking statements because of various factors such as those discussed under "Risk Factors" in Item 1A of the Form 10-K.

Consolidated Edison, Inc. Consolidated Income Statement (Unaudited)

	For the Three Months Ended March 31,
	2010	2009
	(Millions of Dollars/Except Share Data)
OPERATING REVENUES
Electric	$1,889	$1,803
Gas	773	888
Steam	307	331
Non-utility	493	401
TOTAL OPERATING REVENUES	3,462	3,423
OPERATING EXPENSES
Purchased power	1,143	1,139
Fuel	150	235
Gas purchased for resale	343	498
Other operations and maintenance	702	581
Depreciation and amortization	204	192
Taxes, other than income taxes	428	359
TOTAL OPERATING EXPENSES	2,970	3,004
OPERATING INCOME	492	419
OTHER INCOME (DEDUCTIONS)
Investment and other income	6	3
Allowance for equity funds used during construction	5	3
Other deductions	(3)	(4)
TOTAL OTHER INCOME (DEDUCTIONS)	8	2
INCOME BEFORE INTEREST AND INCOME TAX EXPENSE	500	421
INTEREST EXPENSE
Interest on long-term debt	150	142
Other interest	2	4
Allowance for borrowed funds used during construction	(3)	(2)
NET INTEREST EXPENSE	149	144
INCOME BEFORE INCOME TAX EXPENSE	351	277
INCOME TAX EXPENSE	122	94
NET INCOME	229	183
Preferred stock dividend requirements of subsidiary	(3)	(3)
NET INCOME FOR COMMON STOCK	$226	$180
EARNINGS PER COMMON SHARE – BASIC
Net income for common stock	$0.80	$0.66
EARNINGS PER COMMON SHARE – DILUTED
Net income for common stock	$0.80	$0.66
DIVIDENDS DECLARED PER SHARE OF COMMON STOCK	$0.595	$0.59
AVERAGE NUMBER OF SHARES OUTSTANDING – BASIC (IN MILLIONS)	281.4	273.9
AVERAGE NUMBER OF SHARES OUTSTANDING – DILUTED (IN MILLIONS)	282.7	274.5

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc. Consolidated Statement of Cash Flows (Unaudited)

	For the Three Months Ended March 31,
	2010	2009
	(Millions of Dollars)
OPERATING ACTIVITIES
Net Income	$229	$183
PRINCIPAL NON-CASH CHARGES/(CREDITS) TO INCOME
Depreciation and amortization	204	192
Deferred income taxes	37	150
Rate case amortization and accruals	(6)	10
Common equity component of allowance for funds used during construction	(5)	(3)
Net derivative (gains)/losses	64	57
Other non-cash items (net)	110	32
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable – customers, less allowance for uncollectibles	(139)	(15)
Materials and supplies, including fuel oil and gas in storage	52	182
Other receivables and other current assets	8	(42)
Prepayments	(289)	215
Recoverable energy costs	—	97
Refundable energy costs	(69)	—
Accounts payable	(100)	(250)
Pensions and retiree benefits	58	(17)
Accrued taxes	70	(19)
Accrued interest	44	43
Deferred charges, deferred derivative losses, noncurrent assets and other regulatory assets	(502)	(222)
Deferred credits and other regulatory liabilities	178	64
Other assets	(3)	(1)
Other liabilities	60	(11)
NET CASH FLOWS FROM OPERATING ACTIVITIES	1	645
INVESTING ACTIVITIES
Utility construction expenditures	(430)	(482)
Cost of removal less salvage	(34)	(46)
Non-utility construction expenditures	(1)	(1)
Common equity component of allowance for funds used during construction	5	3
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(460)	(526)
FINANCING ACTIVITIES
Net (payments of)/proceeds from short-term debt	475	(141)
Retirement of long-term debt	(45)	(1)
Issuance of long-term debt	—	750
Issuance of common stock	14	8
Debt issuance costs	—	(5)
Common stock dividends	(155)	(150)
Preferred stock dividends	(3)	(3)
NET CASH FLOWS FROM FINANCING ACTIVITIES	286	458
CASH AND TEMPORARY CASH INVESTMENTS:
NET CHANGE FOR THE PERIOD	(173)	577
BALANCE AT BEGINNING OF PERIOD	260	74
BALANCE AT END OF PERIOD	$87	$651
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$103	$94
Income taxes	—	$4

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc. Consolidated Balance Sheet (Unaudited)

	March 31, 2010	December 31, 2009
	(Millions of Dollars)
ASSETS
CURRENT ASSETS
Cash and temporary cash investments	$87	$260
Accounts receivable – customers, less allowance for uncollectible accounts of $69 and $70 in 2010 and 2009, respectively	1,186	1,047
Accrued unbilled revenue	422	579
Other receivables, less allowance for uncollectible accounts of $6 and $5 in 2010 and 2009, respectively	388	379
Fuel oil, at average cost	61	39
Gas in storage, at average cost	83	164
Materials and supplies, at average cost	159	152
Prepayments	420	131
Fair value of derivative assets	122	104
Recoverable energy costs	42	60
Deferred derivative losses	302	141
Revenue decoupling mechanism receivable	52	117
Other current assets	62	70
TOTAL CURRENT ASSETS	3,386	3,243
INVESTMENTS	381	385
UTILITY PLANT, AT ORIGINAL COST
Electric	18,904	18,645
Gas	4,037	3,983
Steam	1,940	1,935
General	1,872	1,866
TOTAL	26,753	26,429
Less: Accumulated depreciation	5,507	5,412
Net	21,246	21,017
Construction work in progress	1,467	1,422
NET UTILITY PLANT	22,713	22,439
NON-UTILITY PLANT
Non-utility property, less accumulated depreciation of $47 and $45 in 2010 and 2009, respectively	24	19
Construction work in progress	2	6
NET PLANT	22,739	22,464
OTHER NONCURRENT ASSETS
Goodwill	420	416
Intangible assets, less accumulated amortization of $3 and $2 in 2010 and 2009, respectively	3	4
Regulatory assets	7,200	7,103
Other deferred charges and noncurrent assets	320	258
TOTAL OTHER NONCURRENT ASSETS	7,943	7,781
TOTAL ASSETS	$34,449	$33,873

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc. Consolidated Balance Sheet (Unaudited)

	March 31, 2010	December 31, 2009
	(Millions of Dollars)
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Long-term debt due within one year	$686	$731
Notes payable	475	—
Accounts payable	978	1,078
Customer deposits	276	274
Accrued taxes	121	51
Accrued interest	200	156
Accrued wages	90	91
Fair value of derivative liabilities	212	114
Deferred derivative gains	2	8
Deferred income taxes	17	24
Uncertain income taxes	96	97
Other current liabilities	365	328
TOTAL CURRENT LIABILITIES	3,518	2,952
NONCURRENT LIABILITIES
Obligations under capital leases	11	14
Provision for injuries and damages	169	168
Pensions and retiree benefits	3,168	3,363
Superfund and other environmental costs	246	212
Asset retirement obligations	123	122
Fair value of derivative liabilities	179	131
Other noncurrent liabilities	97	108
TOTAL NONCURRENT LIABILITIES	3,993	4,118
DEFERRED CREDITS AND REGULATORY LIABILITIES
Deferred income taxes and investment tax credits	5,727	5,597
Regulatory liabilities	777	858
Other deferred credits	27	32
TOTAL DEFERRED CREDITS AND REGULATORY LIABILITIES	6,531	6,487
LONG-TERM DEBT	9,855	9,854
SHAREHOLDERS’ EQUITY
Common shareholders’ equity (See Statement of Shareholders’ Equity)	10,339	10,249
Preferred stock of subsidiary	213	213
TOTAL SHAREHOLDERS’ EQUITY	10,552	10,462
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$34,449	$33,873

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc. Consolidated Statement of Comprehensive Income (Unaudited)

	For the Three Months Ended March 31,
	2010	2009
	(Millions of Dollars)
NET INCOME	$229	$183
OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAXES
Pension plan liability adjustments, net of $2 taxes in 2010 and $1 taxes in 2009	3	2
Less: Reclassification adjustment for gains included in net income, net of $1 in 2009	—	1
TOTAL OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAXES	3	1
COMPREHENSIVE INCOME	$232	$184
Preferred stock dividend requirements of subsidiary	(3)	(3)
COMPREHENSIVE INCOME FOR COMMON STOCK	$229	$181

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc. Consolidated Statement of Common Shareholders’ Equity (Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Capital Stock Expense	Accumulated Other Comprehensive Income/(Loss)	Total
(Millions of Dollars/Except Share Data)	Shares	Amount			Shares	Amount
BALANCE AS OF DECEMBER 31, 2008	273,721,686	$29	$4,112	$6,685	23,210,700	$(1,001)	$(60)	$(67)	$9,698
Net income for common stock				180					180
Common stock dividends				(162)					(162)
Issuance of common shares – dividend reinvestment and employee stock plans	532,533		20						20
Other comprehensive income								1	1
BALANCE AS OF MARCH 31, 2009	274,254,219	$29	$4,132	$6,703	23,210,700	$(1,001)	$(60)	$(66)	$9,737
BALANCE AS OF DECEMBER 31, 2009	281,123,741	$30	$4,420	$6,904	23,210,700	$(1,001)	$(62)	$(42)	$10,249
Net income for common stock				226					226
Common stock dividends				(167)					(167)
Issuance of common shares – dividend reinvestment and employee stock plans	647,731		28						28
Other comprehensive income								3	3
BALANCE AS OF MARCH 31, 2010	281,771,472	$30	$4,448	$6,963	23,210,700	$(1,001)	$(62)	$(39)	$10,339

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc. Consolidated Income Statement (Unaudited)

	For the Three Months Ended March 31,
	2010	2009
	(Millions of Dollars)
OPERATING REVENUES
Electric	$1,728	$1,658
Gas	683	781
Steam	307	331
TOTAL OPERATING REVENUES	2,718	2,770
OPERATING EXPENSES
Purchased power	552	648
Fuel	150	235
Gas purchased for resale	294	428
Other operations and maintenance	608	501
Depreciation and amortization	191	181
Taxes, other than income taxes	411	344
TOTAL OPERATING EXPENSES	2,206	2,337
OPERATING INCOME	512	433
OTHER INCOME (DEDUCTIONS)
Investment and other income	3	2
Allowance for equity funds used during construction	4	2
Other deductions	(2)	(3)
TOTAL OTHER INCOME (DEDUCTIONS)	5	1
INCOME BEFORE INTEREST AND INCOME TAX EXPENSE	517	434
INTEREST EXPENSE
Interest on long-term debt	135	128
Other interest	3	2
Allowance for borrowed funds used during construction	(2)	(2)
NET INTEREST EXPENSE	136	128
INCOME BEFORE INCOME TAX EXPENSE	381	306
INCOME TAX EXPENSE	135	106
NET INCOME	246	200
Preferred stock dividend requirements	(3)	(3)
NET INCOME FOR COMMON STOCK	$243	$197

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc. Consolidated Statement of Cash Flows (Unaudited)

	For the Three Months Ended March 31,
	2010	2009
	(Millions of Dollars)
OPERATING ACTIVITIES
Net income	$246	$200
PRINCIPAL NON-CASH CHARGES/(CREDITS) TO INCOME
Depreciation and amortization	191	181
Deferred income taxes	64	167
Rate case amortization and accruals	(6)	10
Common equity component of allowance for funds used during construction	(4)	(2)
Other non-cash items (net)	35	(44)
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable – customers, less allowance for uncollectibles	(110)	(5)
Materials and supplies, including fuel oil and gas in storage	38	143
Other receivables and other current assets	99	(69)
Prepayments	(284)	216
Recoverable energy costs	—	108
Refundable energy costs	(77)	—
Accounts payable	(77)	(223)
Pensions and retiree benefits	39	(27)
Accrued taxes	(4)	56
Accrued interest	35	30
Deferred charges, deferred derivative losses, noncurrent assets and other regulatory assets	(346)	(131)
Deferred credits and other regulatory liabilities	134	30
Other liabilities	49	(4)
NET CASH FLOWS FROM OPERATING ACTIVITIES	22	636
INVESTING ACTIVITIES
Utility construction expenditures	(412)	(467)
Cost of removal less salvage	(33)	(45)
Common equity component of allowance for funds used during construction	4	2
Loan to affiliate	—	113
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(441)	(397)
FINANCING ACTIVITIES
Net (payments of)/proceeds from short-term debt	475	(253)
Issuance of long-term debt	—	750
Debt issuance costs	—	(5)
Capital contribution by parent	12	—
Dividend to parent	(167)	(163)
Preferred stock dividends	(3)	(3)
NET CASH FLOWS (USED IN)/FROM FINANCING ACTIVITIES	317	326
CASH AND TEMPORARY CASH INVESTMENTS:
NET CHANGE FOR THE PERIOD	(102)	565
BALANCE AT BEGINNING OF PERIOD	131	37
BALANCE AT END OF PERIOD	$29	$602
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid/(refunded) during the period for:
Interest	$96	$93
Income taxes	—	$12

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc. Consolidated Balance Sheet (Unaudited)

	March 31, 2010	December 31, 2009
	(Millions of Dollars)
ASSETS
CURRENT ASSETS
Cash and temporary cash investments	$29	$131
Accounts receivable – customers, less allowance for uncollectible accounts of $63 in 2010 and 2009	1,013	904
Other receivables, less allowance for uncollectible accounts of $4 in 2010 and 2009	148	134
Accrued unbilled revenue	285	413
Accounts receivable from affiliated companies	75	124
Fuel oil, at average cost	61	39
Gas in storage, at average cost	69	131
Materials and supplies, at average cost	142	140
Prepayments	366	82
Fair value of derivative assets	37	39
Deferred derivative losses	242	104
Revenue decoupling mechanism receivable	44	107
Other current assets	50	50
TOTAL CURRENT ASSETS	2,561	2,398
INVESTMENTS	124	126
UTILITY PLANT AT ORIGINAL COST
Electric	17,817	17,570
Gas	3,581	3,537
Steam	1,940	1,935
General	1,712	1,708
TOTAL	25,050	24,750
Less: Accumulated depreciation	5,035	4,947
Net	20,015	19,803
Construction work in progress	1,386	1,334
NET UTILITY PLANT	21,401	21,137
NON-UTILITY PROPERTY
Non-utility property, less accumulated depreciation of $21 and $20 in 2010 and 2009, respectively	10	9
NET PLANT	21,411	21,146
OTHER NONCURRENT ASSETS
Regulatory assets	6,650	6,590
Other deferred charges and noncurrent assets	231	201
TOTAL OTHER NONCURRENT ASSETS	6,881	6,791
TOTAL ASSETS	$30,977	$30,461

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc. Consolidated Balance Sheet (Unaudited)

	March 31, 2010	December 31, 2009
	(Millions of Dollars)
LIABILITIES AND SHAREHOLDER’S EQUITY
CURRENT LIABILITIES
Long-term debt due within one year	$625	$625
Notes payable	475	—
Accounts payable	770	843
Accounts payable to affiliated companies	13	17
Customer deposits	262	259
Accrued taxes	25	41
Accrued taxes to affiliated companies	21	9
Accrued interest	172	137
Accrued wages	84	89
Fair value of derivative liabilities	120	45
Deferred derivative gains	2	8
Uncertain income taxes	90	92
Other current liabilities	335	282
TOTAL CURRENT LIABILITIES	2,994	2,447
NONCURRENT LIABILITIES
Obligations under capital leases	11	14
Provision for injuries and damages	161	160
Pensions and retiree benefits	2,792	2,978
Superfund and other environmental costs	163	159
Asset retirement obligations	123	122
Fair value of derivative liabilities	47	44
Other noncurrent liabilities	64	68
TOTAL NONCURRENT LIABILITIES	3,361	3,545
DEFERRED CREDITS AND REGULATORY LIABILITIES
Deferred income taxes and investment tax credits	5,285	5,139
Regulatory liabilities	627	703
Other deferred credits	24	29
TOTAL DEFERRED CREDITS AND REGULATORY LIABILITIES	5,936	5,871
LONG-TERM DEBT	9,038	9,038
SHAREHOLDER’S EQUITY
Common shareholder’s equity (See Statement of Shareholder’s Equity)	9,435	9,347
Preferred stock	213	213
TOTAL SHAREHOLDER’S EQUITY	9,648	9,560
TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$30,977	$30,461

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc. Consolidated Statement of Common Shareholder’s Equity (Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Repurchased Con Edison Stock	Capital Stock Expense	Accumulated Other Comprehensive Income/(Loss)	Total
(Millions of Dollars/Except Share Data)	Shares	Amount
BALANCE AS OF DECEMBER 31, 2008	235,488,094	$589	$3,664	$5,780	$(962)	$(60)	$(20)	$8,991
Net income				200				200
Common stock dividend to parent				(163)				(163)
Cumulative preferred dividends				(3)				(3)
BALANCE AS OF MARCH 31, 2009	235,488,094	$589	$3,664	$5,814	$(962)	$(60)	$(20)	$9,025
BALANCE AS OF DECEMBER 31, 2009	235,488,094	$589	$3,877	$5,909	$(962)	$(62)	$(4)	$9,347
Net income				246				246
Capital contribution from parent			12					12
Common stock dividend to parent				(167)				(167)
Cumulative preferred dividends				(3)				(3)
BALANCE AS OF MARCH 31, 2009	235,488,094	$589	$3,889	$5,985	$(962)	$(62)	$(4)	$9,435

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

The separate interim consolidated financial statements of each of the Companies are unaudited but, in the opinion of their respective managements, reflect all adjustments (which include only normally recurring adjustments) necessary for a fair presentation of the results for the interim periods presented. The Companies’ separate interim consolidated financial statements should be read together with their separate audited financial statements (including the combined notes thereto) included in Item 8 of their combined Annual Report on Form 10-K for the year ended December 31, 2009 (the Form 10-K). Information in the notes to the consolidated financial statements in the Form 10-K referred to in these notes is incorporated by reference herein. The use of terms such as “see” or “refer to” shall be deemed to incorporate by reference into these notes the information to which reference is made.

Certain prior year amounts have been reclassified to conform with the current year presentation. Consistent with current industry practice, the Companies are presenting income tax expense as one item on their consolidated income statements (instead of separate items in the operating income and other income sections of the consolidated income statements).

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

Note A — Summary of Significant Accounting Policies

Revenues

Reference is made to “Revenues” in Note A to the financial statements included in Item 8 of the Form 10-K. The Utilities and Con Edison Solutions recognize revenues for energy service on a monthly billing cycle basis. The Utilities defer over a 12-month period net interruptible gas revenues, other than those authorized by the New York State Public Service Commission (NYSPSC) to be retained by the Utilities, for refund to firm gas sales and transportation customers. The Utilities and Con Edison Solutions accrue revenues at the end of each month for estimated energy service not yet billed to customers. Prior to March 31, 2009, CECONY did not accrue revenues for energy service provided but not yet billed to customers except for certain unbilled gas revenues accrued in 1989. This change in accounting for unbilled revenues had no effect on net income. See “Regulatory Assets and Liabilities” in Note B to the

financial statements in Item 8 of the Form 10-K. Unbilled revenues included in Con Edison’s balance sheet at March 31, 2010 and December 31, 2009 were $422 million (including $285 million for CECONY) and $579 million (including $413 million for CECONY), respectively.

Earnings Per Common Share

Reference is made to “Earnings Per Common Share” in Note A to the financial statements included in Item 8 of the Form 10-K. For the three months ended March 31, 2010 and 2009, Con Edison’s basic and diluted EPS are calculated as follows:

(Millions of Dollars, except per share amounts/Shares in Millions)	2010	2009
Net income for common stock	$226	$180
Weighted average common shares outstanding – Basic	281.4	273.9
Add: Incremental shares attributable to effect of potentially dilutive securities	1.3	0.6
Adjusted weighted average common shares outstanding – Diluted	282.7	274.5
Earnings per Common Share – Basic
Net income for common stock	$0.80	$0.66
Earnings per Common Share – Diluted
Net income for common stock	$0.80	$0.66

Note B—Regulatory Matters

Reference is made to “Accounting Policies” in Note A and “Rate Agreements” in Note B to the financial statements included in Item 8 of the Form 10-K.

Rate Agreements

CECONY — Electric

In March 2010, the NYSPSC issued an order approving the November 2009 Joint Proposal covering the rates CECONY can charge its customers for electric delivery service during the three-year period April 2010 through March 2013. Among other things, this Joint Proposal provides for electric base rate increases of $420 million, effective April 2010 and 2011, and $287 million, effective April 2012, with an additional $133 million to be collected through a surcharge in the rate year ending March 2013. Also, on March 26, 2010, the NYSPSC issued an order approving the February 2010 Joint Proposal relating to the NYSPSC’s review of CECONY’s capital expenditures during the April 2005 through March 2008 period covered by CECONY’s 2005 electric rate agreement. The NYSPSC modified this Joint Proposal to provide a $36 million credit to customer bills in 2010 instead of providing this amount to customers over the next three years. For additional information about the November 2009 and February 2010 Joint Proposals, see Note B to the financial statements in Item 8 of the Form 10-K.

O&R — Electric

In May 2010, Rockland Electric Company (a regulated utility subsidiary of O&R), the Division of Rate Counsel, Staff of the New Jersey Board of Public Utilities (NJBPU) and certain other parties entered into a stipulation of settlement with respect to the company’s August 2009 request to increase the rates that it can charge its customers for electric delivery service. The stipulation, which is subject to approval by the Board of the NJBPU, provides for an electric rate increase, effective May 17, 2010, of $9.8 million. The stipulation reflects a return on common equity of 10.3 percent and a common equity ratio of approximately 50 percent. The stipulation continues current provisions with respect to recovery from customers of the cost of purchased power and does not provide for reconciliation of actual expenses to amounts reflected in electric rates for pension and other postretirement benefit costs.

CECONY — Gas and Steam

In April 2010, CECONY, the NYSPSC staff and certain other parties reached agreements in principle with respect to CECONY’s November 2009 requests to the NYSPSC for increases in the rates the company can charge its customers for gas delivery service and steam service. The terms of the agreements in principle, pursuant to applicable requirements, remain confidential until Joint Proposals regarding the requests are entered into by CECONY, the NYSPSC staff and other parties, if any, and filed with the NYSPSC for approval (which filings are expected to occur in May 2010).

Other Regulatory Matters

In February 2009, the NYSPSC commenced a proceeding to examine the prudence of certain CECONY expenditures (see “Investigation of Contractor Payments” in Note H). Pursuant to NYSPSC orders, a portion of the company’s revenues (effective April 2010, $249 million, $32 million and $6 million on an annual basis for electric, gas and steam service, respectively) is being collected subject to potential refund to customers. At March 31, 2010, the company had collected an estimated $322 million from customers subject to potential refund in connection with this proceeding. The company is unable to estimate the amount, if any, of any such refund and, accordingly, has not established a regulatory liability for a refund.

Regulatory Assets and Liabilities

Regulatory assets and liabilities at March 31, 2010 and December 31, 2009 were comprised of the following items:

	Con Edison		CECONY
(Millions of Dollars)	2010	2009	2010	2009
Regulatory assets
Unrecognized pension and other postretirement costs	$4,289	$4,472	$4,093	$4,259
Future federal income tax	1,368	1,316	1,298	1,249
Environmental remediation costs	421	388	334	329
Surcharge for New York State Assessment	202	138	187	126
Deferred derivative losses – long-term	180	106	131	75
Revenue taxes	124	119	121	116
Pension and other postretirement benefits deferrals	121	101	70	49
Property tax reconciliation	94	85	94	85
Net electric deferrals	82	82	82	82
O&R transition bond charges	52	55	—	—
World Trade Center restoration costs	39	41	39	41
Workers’ compensation	36	37	36	37
Storm reserves	44	5	31	—
Other retirement program costs	11	12	11	12
Asbestos-related costs	10	10	9	9
Gas rate plan deferral	9	21	9	21
Other	118	115	105	100
Regulatory assets	7,200	7,103	6,650	6,590
Deferred derivative losses – current	302	141	242	104
Recoverable energy costs – current	42	60	—	—
Total Regulatory Assets	$7,544	$7,304	$6,892	$6,694
Regulatory liabilities
Allowance for cost of removal less salvage	$381	$371	$312	$303
Refundable energy costs	95	147	35	77
2005-2008 capital expenditure reserve	26	24	26	24
Net unbilled revenue deferrals	23	91	23	91
Gain on sale of First Avenue properties	23	23	23	23
Rate case amortizations	14	21	14	21
Electric rate case deferral	—	19	—	19
Other	215	162	194	145
Regulatory liabilities	777	858	627	703
Deferred derivative gains – current	2	8	2	8
Total Regulatory Liabilities	$779	$866	$629	$711

Note C — Long-Term Debt

Reference is made to Note C to the financial statements in Item 8 of the Form 10-K.

Note D — Short-Term Borrowing

Reference is made to Note D to the financial statements in Item 8 of the Form 10-K.

At March 31, 2010, Con Edison had $475 million of commercial paper outstanding, all of which was outstanding under CECONY’s program. The weighted average interest rate was 0.3 percent. At December 31, 2009, Con Edison and CECONY had no commercial paper outstanding. At March 31, 2010 and December 31, 2009, no loans were outstanding under the Companies’ Credit Agreement and $235 million (including $174 million for CECONY) and $193 million (including $135 million for CECONY) of letters of credit were outstanding under the Credit Agreement, respectively.

Note E — Pension Benefits

Reference is made to Note E to the financial statements in Item 8 of the Form 10-K.

Net Periodic Benefit Cost

The components of the Companies’ net periodic benefit costs for the three months ended March 31, 2010 and 2009 were as follows:

	Con Edison		CECONY
(Millions of Dollars)	2010	2009	2010	2009
Service cost – including administrative expenses	$42	$40	$39	$37
Interest cost on projected benefit obligation	139	131	130	123
Expected return on plan assets	(176)	(173)	(167)	(165)
Amortization of net actuarial loss	106	75	100	68
Amortization of prior service costs	2	2	2	2
NET PERIODIC BENEFIT COST	$113	$75	$104	$65
Amortization of regulatory asset*	—	1	—	1
TOTAL PERIODIC BENEFIT COST	$113	$76	$104	$66
Cost capitalized	(41)	(27)	(39)	(25)
Cost deferred	(23)	(31)	(21)	(28)
Cost charged to operating expenses	$49	$18	$44	$13

*	Relates to increases in CECONY’s pension obligations of $45 million from a 1999 special retirement program.

Expected Contributions

Based on estimates as of December 31, 2009, the Companies are not required under funding regulations and laws to make any contributions to the pension plan during 2010. The Companies’ policy is to fund their accounting cost to the extent tax deductible, therefore, Con Edison expects to make discretionary contributions in 2010 of $434 million, including $397 million for CECONY (of which CECONY contributed $112 million in the first quarter of 2010). During the first quarter of 2009, CECONY contributed $92 million to the pension plan. The Companies expect to fund $25 million for the non-qualified supplemental pension plans in 2010. The Companies are continuing to monitor changes to funding and tax laws that may impact future pension plan funding requirements.

Note F — Other Postretirement Benefits

Reference is made to Note F to the financial statements in Item 8 of the Form 10-K.

Net Periodic Benefit Cost

The components of the Companies’ net periodic postretirement benefit costs for the three months ended March 31, 2010 and 2009 were as follows:

	Con Edison		CECONY
(Millions of Dollars)	2010	2009	2010	2009
Service cost	$6	$5	$5	$4
Interest cost on accumulated other postretirement benefit obligation	23	24	20	21
Expected return on plan assets	(22)	(21)	(19)	(20)
Amortization of net actuarial loss	23	18	21	16
Amortization of prior service cost	(3)	(3)	(4)	(3)
Amortization of transition obligation	1	1	1	1
NET PERIODIC POSTRETIREMENT BENEFIT COST	$28	$24	$24	$19
Cost capitalized	(10)	(9)	(9)	(7)
Cost deferred	(1)	(1)	(2)	(2)
Cost charged to operating expenses	$17	$14	$13	$10

Health Care Reform

In March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 became law. The Companies are assessing the impact of these laws. In March 2010, CECONY reduced its deferred tax asset to reflect the laws’ repeal, effective 2013, of the deduction for federal income tax purposes of the portion of the cost of an employer’s retiree prescription drug coverage for which the employer received a benefit under the Medicare Prescription Drug Improvement and Modernization Act of 2003 (see Note F to the financial statements in Item 8 of the Form 10-K). For CECONY, the reductions in its deferred tax asset ($33 million) had no effect on net income because a regulatory asset in a like amount on a pre-tax basis was established to reflect future recovery from customers of the increased cost of its retiree prescription drug coverage resulting from the loss of the tax deduction. The impacts on Con Edison’s deferred tax assets for its other businesses were not material to its results of operations.

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

The accrued liabilities and regulatory assets related to Superfund Sites at March 31, 2010 and December 31, 2009 were as follows:

	Con Edison		CECONY
(Millions of Dollars)	2010	2009	2010	2009
Accrued Liabilities:
Manufactured gas plant sites	$197	$164	$115	$112
Other Superfund Sites	49	48	48	47
Total	$246	$212	$163	$159
Regulatory assets	$421	$388	$334	$329

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

Insurance recoveries related to Superfund Sites for the three months ended March 31, 2010 were immaterial. There were no insurance recoveries received related to Superfund Sites for the three months ended March 31, 2009. Environmental remediation costs incurred related to Superfund Sites during the three months ended March 31, 2010 and 2009 were as follows:

	Con Edison		CECONY
(Millions of Dollars)	2010	2009	2010	2009
Remediation costs incurred	$9	$16	$8	$16

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

Asbestos Proceedings

Suits have been brought in New York State and federal courts against the Utilities and many other defendants, wherein a large number of plaintiffs sought large amounts of compensatory and punitive damages for deaths and injuries allegedly caused by exposure to asbestos at various premises of the Utilities. The suits that have been resolved, which are many, have been resolved without any payment by the Utilities, or for amounts that were not, in the aggregate, material to them. The amounts specified in all the remaining thousands of suits total billions of dollars; however, the Utilities believe that these amounts are greatly exaggerated, based on the disposition of previous claims. In 2008, CECONY estimated that its aggregate undiscounted potential liability for these suits and additional suits that may be brought over the next 15 years is $9 million. The estimate was based upon a combination of modeling, historical data analysis and risk factor assessment. Actual experience may be materially different. In addition, certain current and former employees have claimed or are claiming workers’ compensation benefits based on alleged disability from exposure to asbestos. Under its current rate agreements, CECONY is permitted to defer as regulatory assets (for subsequent recovery through rates) costs incurred for its asbestos lawsuits and workers’ compensation claims. The accrued liability for asbestos suits and workers’ compensation proceedings (including those related to asbestos exposure) and the amounts deferred as regulatory assets for the Companies at March 31, 2010 and December 31, 2009 were as follows:

	Con Edison		CECONY
(Millions of Dollars)	2010	2009	2010	2009
Accrued liability – asbestos suits	$10	$10	$9	$9
Regulatory assets – asbestos suits	$10	$10	$9	$9
Accrued liability – workers’ compensation	$111	$113	$106	$108
Regulatory assets – workers’ compensation	$36	$37	$36	$37

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

Investigation of Contractor Payments

In January 2009, CECONY commenced an internal investigation relating to the arrests of certain employees and retired employees (all of whom have been indicted, and most of whom have pleaded guilty) for accepting kickbacks from contractors that performed construction work for the company. The company has retained a law firm, which has retained an accounting firm, to assist in the company’s investigation. The company is providing information to governmental authorities, which consider the company to be a victim of unlawful conduct, in connection with their investigation of the arrested employees and contractors. The company has terminated its employment of the arrested employees and its contracts with the contractors (one of which is suing the company for substantial damages claiming wrongful termination). In February 2009, the NYSPSC commenced a proceeding that, among other things, will examine the prudence of certain of the company’s expenditures relating to the arrests and consider whether additional expenditures should also be examined (see “Other Regulatory Matters” in Note B). The company, based upon its evaluation of its internal controls for 2009 and previous years, believes that the controls were effective to provide reasonable assurance that its financial statements have been fairly presented, in all material respects, in conformity with generally accepted accounting principles. Because the company’s investigation is ongoing, the company is unable to predict the impact of any of the employees’ unlawful conduct on the company’s internal controls, business, results of operations or financial position.

Permit Non-Compliance and Pollution Discharges

In March 2009, the New York State Department of Environmental Conservation (NYSDEC) issued a proposed administrative Order on Consent to CECONY with respect to non-compliance with certain laws, regulations and permit conditions and discharges of pollutants at the company’s steam generating facilities. The proposed order effectively instituted a civil enforcement proceeding against the company. In the proposed order, the NYSDEC is seeking, among other things, the company’s agreement to pay a penalty in an amount the NYSDEC did not specify, retain an independent consultant to conduct a comprehensive audit of the company’s generating facilities to determine compliance with federal and New York State environmental laws and regulations and recommend best practices, remove all equipment containing polychlorinated biphenyls from the company’s steam and electric facilities, remediate polychlorinated biphenyl contamination, install certain wastewater treatment facilities, and comply with additional sampling, monitoring, and training requirements. In March 2010, the NYSDEC issued a revised proposed consent order specifying the amount of penalty the NYSDEC is seeking at $10.8 million.

Also in January 2010, the NYSDEC staff indicated that the NYSDEC intends to issue a proposed consent order relating to the release of oil into the Bronx River resulting from a November 2009 transformer fire at the company’s Dunwoodie electric substation.

The company will seek to resolve these matters through negotiations with the NYSDEC. It is unable to predict the impact of these matters on the company’s operations or the amount of penalties and the additional costs, which could be substantial, to comply with the requirements resulting from these matters.

In January 2010, the NYSDEC issued a proposed administrative Order on Consent to CECONY relating to discharges of pollutants, reported by the company to the NYSDEC from 2002 through 2009, into the storm sewer system at a property the company owns in the Astoria section of New York on which the company is permitted by the NYSDEC to operate a hazardous waste storage facility. In April 2010, the NYSDEC issued an order, to which CECONY consented, pursuant to which CECONY will pay a $1.1 million penalty and undertake a corrective action plan that will require the company to incur an estimated $10 million of capital expenditures.

Lease In/Lease Out Transactions

In each of 1997 and 1999, Con Edison Development entered into a transaction in which it leased property and then immediately subleased it back to the lessor (termed “Lease In/Lease Out,” or LILO transactions). The transactions respectively involve electric generating and gas distribution facilities in the Netherlands, with a total investment of $259 million. The transactions were financed with $93 million of equity and $166 million of non-recourse, long-term debt secured by the underlying assets. In accordance with the accounting rules for leases, Con Edison is accounting for the two LILO transactions as leveraged leases. Accordingly, the company’s investment in these leases, net of non-recourse debt, is carried as a single amount in Con Edison’s consolidated balance sheet and income is recognized pursuant to a method that incorporates a level rate of return for those years when net investment in the lease is positive, based upon the after-tax cash flows projected at the inception of the leveraged leases. The company’s investment in these leveraged leases was $(29) million at March 31, 2010 and $(24) million at December 31, 2009 and is comprised of a $235 million gross investment less $264 million deferred tax liabilities at March 31, 2010 and $235 million gross investment less $259 million of deferred tax liabilities at December 31, 2009.

On audit of Con Edison’s tax return for 1997, the IRS disallowed the tax losses in connection with the 1997 LILO transaction. In December 2005, Con Edison paid a $0.3 million income tax deficiency asserted by the IRS for the tax year 1997 with respect to the 1997

LILO transaction. In April 2006, the company paid interest of $0.2 million associated with the deficiency and commenced an action in the United States Court of Federal Claims, entitled Consolidated Edison Company of New York, Inc. v. United States, to obtain a refund of this tax payment and interest. A trial was completed in November 2007. In October 2009, the court issued a decision in favor of the company concluding that the 1997 LILO transaction was, in substance, a true lease that possessed economic substance, the loans relating to the lease constituted bona fide indebtedness, and the deductions for the 1997 LILO transactions claimed by the company in its 1997 federal income tax return are allowable. The IRS is entitled to appeal the decision.

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

Con Edison believes that its LILO transactions have been correctly reported, and has not recorded any reserve with respect to the disallowance of tax losses, or related interest, in connection with its LILO transactions. Con Edison’s estimated tax savings, reflected in its financial statements, from the two LILO transactions through March 31, 2010, in the aggregate, was $209 million. If Con Edison were required to repay all or a portion of these amounts, it would also be required to pay interest of up to $65 million net of tax at March 31, 2010.

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

Guarantees

Con Edison and its subsidiaries enter into various agreements providing financial or performance assurance primarily to third parties on behalf of their subsidiaries. Maximum amounts guaranteed by Con Edison totaled $939 million and $929 million at March 31, 2010 and December 31, 2009, respectively.

A summary, by type (described in Note H to the financial statements in Item 8 of the Form 10-K) and term, of Con Edison’s total guarantees at March 31, 2010 is as follows:

Guarantee Type	0 – 3 years	4 – 10 years	> 10 years	Total
	(Millions of Dollars)
Commodity transactions	$647	$19	$155	$821
Affordable housing program	6	—	—	6
Intra-company guarantees	30	—	1	31
Other guarantees	61	20	—	81
TOTAL	$744	$39	$156	$939

Note I — Financial Information by Business Segment

Reference is made to Note N to the financial statements in Item 8 of the Form 10-K.

The financial data for the business segments are as follows:

	For the Three Months Ended March 31,
	Operating revenues		Inter-segment revenues		Depreciation and amortization		Operating income
(Millions of Dollars)	2010	2009	2010	2009	2010	2009	2010	2009
CECONY
Electric	$1,728	$1,658	$3	$3	$151	$142	$195	$138
Gas	683	781	1	1	25	24	215	204
Steam	307	331	18	18	15	15	102	91
Consolidation adjustments	—	—	(22)	(22)	—	—	—	—
Total CECONY	$2,718	$2,770	$—	$—	$191	$181	$512	$433
O&R
Electric	$161	$146	$—	$—	$8	$7	$5	$7
Gas	90	106	—	—	3	3	23	22
Total O&R	$251	$252	$—	$—	$11	$10	$28	$29
Competitive energy businesses	$500	$412	$2	$(2)	$2	$1	$(48)	$(43)
Other*	(7)	(11)	(2)	2	—	—	—	—
Total Con Edison	$3,462	$3,423	$—	$—	$204	$192	$492	$419

*	Parent company expenses, primarily interest, and consolidation adjustments. Other does not represent a business segment.

Note J — Derivative Instruments and Hedging Activities

Under the accounting rules for derivatives and hedging, derivatives are recognized on the balance sheet at fair value, unless an exception is available under the accounting rules. Certain qualifying derivative contracts have been designated as normal purchases or normal sales contracts. These contracts are not reported at fair value under the accounting rules.

Energy Price Hedging

Con Edison’s subsidiaries hedge market price fluctuations associated with physical purchases and sales of electricity, natural gas, and steam by using derivative instruments including futures, forwards, basis swaps, options, transmission congestion contracts and financial transmission rights contracts. The fair values of these hedges at March 31, 2010 and December 31, 2009 were as follows:

	Con Edison		CECONY
(Millions of Dollars)	2010	2009	2010	2009
Fair value of net derivative assets/(liabilities) – gross	$(563)	$(266)	$(327)	$(137)
Impact of netting of cash collateral	356	162	197	87
Fair value of net derivative assets/(liabilities) – net	$(207)	$(104)	$(130)	$(50)

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

At March 31, 2010, Con Edison and CECONY had $220 million and $28 million of credit exposure in connection with energy supply and hedging activities, net of collateral, respectively. Con Edison’s net credit exposure consisted of $147 million with investment-grade counterparties, $72 million primarily with commodity exchange brokers or independent system operators, and $1 million with non-investment grade counterparties. CECONY’s entire net credit exposure was with commodity exchange brokers.

Economic Hedges

The Companies enter into certain derivative instruments that do not qualify or are not designated as hedges under the accounting rules for derivatives and hedging. However, management believes these instruments represent economic hedges that mitigate exposure to fluctuations in commodity prices.

The fair values of the Companies’ commodity derivatives at March 31, 2010 were:

(Millions of Dollars)	Fair Value of Commodity Derivatives(a) Balance Sheet Location	Con Edison	CECONY
Asset Derivatives
Current	Fair value of derivative assets	$304	$14
Long term	Other deferred charges and non-current assets	193	2
Total asset derivatives		$497	$16
Impact of netting		(324)	20
Net asset derivatives		$173	$36
Liability Derivatives
Current	Fair value of derivative liabilities	$725	$216
Long term	Fair value of derivative liabilities	335	127
Total liability derivatives		$1,060	$343
Impact of netting		(680)	(177)
Net liability derivatives		$380	$166

(a)	Qualifying derivative contracts, which have been designated as normal purchases or normal sales contracts, are not reported at fair value under the accounting rules for derivatives and hedging and, therefore, are excluded from the table.

The fair value of the Companies’ commodity derivatives at December 31, 2009 were:

(Millions of Dollars)	Fair Value of Commodity Derivatives(a) Balance Sheet Location	Con Edison	CECONY
Asset Derivatives
Current	Fair value of derivative assets	$213	$40
Long term	Other deferred charges and non-current assets	148	19
Total asset derivatives		$361	$59
Impact of netting		(231)	(20)
Net asset derivatives		$130	$39
Liability Derivatives
Current	Fair value of derivative liabilities	$401	$110
Long term	Fair value of derivative liabilities	226	86
Total liability derivatives		$627	$196
Impact of netting		(393)	(107)
Net liability derivatives		$234	$89

(a)	Qualifying derivative contracts, which have been designated as normal purchases or normal sales contracts, are not reported at fair value under the accounting rules for derivatives and hedging and, therefore, are excluded from the table.

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

The following table presents the changes in the fair values of commodity derivatives that have been deferred or recognized in earnings for the three months ended March 31, 2010:

Realized and Unrealized Gains/(Losses) on Commodity Derivatives(a) Deferred or Recognized in Income for the Three Months Ended March 31, 2010
(Millions of Dollars)	Balance Sheet Location	Con Edison		CECONY
Pre-tax gains/(losses) deferred in accordance with accounting rules for regulated operations:
Current	Deferred derivative gains	$(6)		$(6)
Total deferred gains		$(6)		$(6)
Current	Deferred derivative losses	$(161)		$(138)
Current	Recoverable energy costs	$(55)		$(42)
Long term	Regulatory assets	$(74)		$(56)
Total deferred losses		$(290)		$(236)
Net deferred losses		$(296)		$(242)
	Income Statement Location
Pre-tax gain/(loss) recognized in income
	Purchased power expense	$(70	)(b)	$—
	Gas purchased for resale	5		—
	Non-utility revenue	14	(b)	—
Total pre-tax gain/(loss) recognized in income		$(51)		$—

(a)	Qualifying derivative contracts, which have been designated as normal purchases or normal sales contracts, are not reported at fair value under the accounting rules for derivatives and hedging and, therefore, are excluded from the table.
(b)	For the three months ended March 31, 2010, Con Edison recorded in non-utility operating revenues and purchased power expense an unrealized pre-tax gain/(loss) of $46 million and $(110) million, respectively.

The following table presents the changes in the fair values of commodity derivatives that have been deferred or recognized in earnings for the three months ended March 31, 2009:

Realized and Unrealized Gains/(Losses) on Commodity Derivatives(a) Deferred or Recognized in Income for the Three Months Ended March 31, 2009
(Millions of Dollars)	Balance Sheet Location	Con Edison		CECONY
Pre-tax gains/(losses) deferred in accordance with accounting rules for regulated operations:
Current	Deferred derivative gains	$(4)		$(4)
Total deferred gains		$(4)		$(4)
Current	Deferred derivative losses	$(36)		$(23)
Current	Recoverable energy costs	$(181)		$(157)
Long term	Regulatory assets	$(45)		$(31)
Total deferred losses		$(262)		$(211)
Net deferred losses		$(266)		$(215)
	Income Statement Location
Pre-tax gain/(loss) recognized in income
	Purchased power expense	$(111	)(b)	$—
	Gas purchased for resale	3		—
	Non-utility revenue	76	(b)	—
Total pre-tax gain/(loss) recognized in income		$(32)		$—

(a)	Qualifying derivative contracts, which have been designated as normal purchases or normal sales contracts, are not reported at fair value under the accounting rules for derivatives and hedging and, therefore, are excluded from the table.
(b)	For the three months ended March 31, 2009, Con Edison recorded in non-utility operating revenues an unrealized pre-tax loss of $57 million.

As of March 31, 2010, Con Edison had 1,477 contracts, including 726 CECONY contracts, which were considered to be derivatives under the accounting rules for derivatives and hedging (excluding qualifying derivative contracts, which have been designated as normal purchases or normal sales contracts). The following table presents the number of contracts by commodity type:

	Electric Derivatives				Gas Derivatives
	Number of Energy Contracts(a)	MWhs(b)	Number of Capacity Contracts(a)	MWs(b)	Number of Contracts(a)	Dths(b)	Total Number Of Contracts(a)
Con Edison	647	16,588,038	97	6,580	733	143,057,500	1,477
CECONY	121	3,756,950	—	—	605	133,790,000	726

(a)	Qualifying derivative contracts, which have been designated as normal purchases or normal sales contracts, are not reported at fair value under the accounting rules for derivatives and hedging and, therefore, are excluded from the table.
(b)	Volumes are reported net of long and short positions.

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

The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position and collateral posted at March 31, 2010, and the additional collateral that would have been required to be posted had the lowest applicable credit rating been reduced one level and to below investment grade were:

(Millions of Dollars)	Con Edison(a)		CECONY(a)
Aggregate fair value – net liabilities	$552		$217
Collateral posted	$352		$170	(b)
Additional collateral(c) (downgrade one level from current ratings(d))	$59		$37
Additional collateral(c) (downgrade to below investment grade from current ratings(d))	$367	(e)	$113

(a)	Non-derivative transactions for the purchase and sale of electricity and gas and qualifying derivative instruments, which have been designated as normal purchases or normal sales, are excluded from the table. These transactions primarily include purchases of electricity from independent system operators. In the event the Utilities and Con Edison’s competitive energy businesses were no longer extended unsecured credit for such purchases, the Companies would be required to post collateral, which at March 31, 2010, would have amounted to an estimated $139 million for Con Edison, including $68 million for CECONY. For certain other such non-derivative transactions, the Companies could be required to post collateral under certain circumstances, including in the event counterparties had reasonable grounds for insecurity.
(b)	Across the Utilities’ energy derivative positions, credit limits for the same counterparties are generally integrated. At March 31, 2010, all collateral for these positions was posted by CECONY, including an estimated $46 million attributable to O&R.
(c)	The Companies measure the collateral requirements by taking into consideration the fair value amounts of derivative instruments that contain credit-risk-related contingent features that are in a net liabilities position plus amounts owed to counterparties for settled transactions and amounts required by counterparties for minimum financial security. The fair value amounts represent unrealized losses, net of any unrealized gains where the Companies have a legally enforceable right of setoff.
(d)	The current ratings are Moody’s, S&P and Fitch long-term credit rating of, as applicable, Con Edison (Baa1/BBB+/BBB+), CECONY (A3/A-/A-) or O&R (Baa1/A-/A). Credit ratings assigned by rating agencies are expressions of opinions that are subject to revision or withdrawal at any time by the assigning rating agency.
(e)	Derivative instruments that are net assets have been excluded from the table. At March 31, 2010, if Con Edison had been downgraded to below investment grade, it would have been required to post additional collateral for such derivative instruments of not more than $34 million.

Interest Rate Swaps

O&R has an interest rate swap related to its Series 1994A Debt. See Note C to the financial statement in Item 8 of the Form 10-K. O&R pays a fixed-rate of 6.09 percent and receives a LIBOR-based variable rate. The fair value of this interest rate swap at March 31, 2010 was an unrealized loss of $11 million, which has been included in Con Edison’s consolidated balance sheet as a noncurrent liability/fair value of derivative liabilities and a regulatory asset. There was no material change in the fair value of the swap for the three months ended March 31, 2010. In the event O&R’s credit rating was downgraded to BBB- or lower by Standard & Poor’s Rating Services or Baa3 or lower by Moody’s Investors Service, the swap counterparty could elect to terminate the agreement and, if it did so, the parties would then be required to settle the transaction.

Note K — Fair Value Measurements

Effective January 1, 2010, the Companies adopted Accounting Standards Update (ASU) No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements,” except as discussed in the following paragraph. This update requires the Companies to disclose significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. The guidance also clarifies level of disaggregation and disclosure requirements about inputs and valuation techniques used to measure fair value for both recurring and nonrecurring fair value measurements and the meaning of a class of assets and liabilities.

In addition, the update requires the Companies to present information about purchases, sales, issuances, and settlements on a gross basis in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). This disclosure is effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years.

The accounting rules for fair value measurements and disclosures established a fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value in three broad levels. The rules require that assets and liabilities be classified in their entirety based on the level of input that is significant to the fair value measurement. Assessing the significance of a particular input may require judgment considering factors specific to the asset or liability, and may affect the valuation of the asset or liability and their placement within the fair value hierarchy. See Note P to the financial statements in Item 8 of the Form 10-K for how the Companies classify fair value balances based on the fair value hierarchy.

The valuation technique used by the Companies with regard to commodity derivatives and other assets that fall into either Level 2 or Level 3 is the market approach, which uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. The valuation technique used by the Companies with regard to the interest rate contract that falls into Level 3 is the income approach which uses valuation techniques to convert future income stream amounts to a single amount in present value terms.

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2010 are summarized below.

	Level 1		Level 2		Level 3		Netting Adjustments(4)		Total
(Millions of Dollars)	Con Edison	CECONY	Con Edison	CECONY	Con Edison	CECONY	Con Edison	CECONY	Con Edison	CECONY
Derivative assets:
Commodity(1)	$2	$1	$106	$4	$322	$9	$(257)	$22	$173	$36
Other assets(3)	35	35	—	—	93	84	—	—	128	119
Total	$37	$36	$106	$4	$415	$93	$(257)	$22	$301	$155
Derivative liabilities:
Commodity(1)	$12	$11	$490	$273	$490	$57	$(612)	$(175)	$380	$166
Interest rate contract(2)	—	—	—	—	11	—	—	—	11	—
Total	$12	$11	$490	$273	$501	$57	$(612)	$(175)	$391	$166

(1)	A significant portion of the commodity derivative contracts categorized in Level 3 is valued using either an industry acceptable model or an internally developed model with observable inputs. The models also include some less readily observable inputs resulting in the classification of the entire contract as Level 3. See Note J.
(2)	See Note J.
(3)	Other assets are comprised of assets such as life insurance contracts within the Deferred Income Plan and Supplemental Retirement Income Plans, held in rabbi trusts.
(4)	Amounts represent the impact of legally-enforceable master netting agreements that allow the Companies to net gain and loss positions and cash collateral held or placed with the same counterparties.

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2009 are summarized below.

	Level 1		Level 2		Level 3		Netting Adjustments(4)		Total
(Millions of Dollars)	Con Edison	CECONY	Con Edison	CECONY	Con Edison	CECONY	Con Edison	CECONY	Con Edison	CECONY
Derivative assets:
Commodity(1)	$3	$3	$92	$21	$201	$17	$(166)	$(2)	$130	$39
Other assets(3)	36	36	—	—	92	83	—	—	128	119
Total	$39	$39	$92	$21	$293	$100	$(166)	$(2)	$258	$158
Derivative liabilities:
Commodity(1)	$6	$1	$296	$155	$260	$22	$(328)	$(89)	$234	$89
Interest rate contract(2)	—	—	—	—	11	—	—	—	11	—
Total	$6	$1	$296	$155	$271	$22	$(328)	$(89)	$245	$89

(1)	A significant portion of the commodity derivative contracts categorized in Level 3 is valued using either an industry acceptable model or an internally developed model with observable inputs. The models also include some less readily observable inputs resulting in the classification of the entire contract as Level 3. See Note O to the financial statements in Item 8 of the Form 10-K.
(2)	See Note O to the financial statements in Item 8 of the Form 10-K.
(3)	Other assets are comprised of assets such as life insurance contracts within the Deferred Income Plan and Supplemental Retirement Income Plans, held in rabbi trusts.
(4)	Amounts represent the impact of legally-enforceable master netting agreements that allow the Companies to net gain and loss positions and cash collateral held or placed with the same counterparties.

The table listed below provides a reconciliation of the beginning and ending net balances for assets and liabilities measured at fair value as of March 31, 2010 and 2009 and classified as Level 3 in the fair value hierarchy:

	For the Three Months Ended March 31, 2010
		Total Gains/(Losses)— Realized and Unrealized
(Millions of Dollars)	Beginning Balance as of January 1, 2010	Included in Earnings	Included in Regulatory Assets and Liabilities	Purchases, Issuances, Sales and Settlements	Transfer In/Out of Level 3	Ending Balance as of March 31, 2010
Con Edison
Derivatives:
Commodity	$(59)	$(51)	$(72)	$14	$—	$(168)
Interest rate contract	(11)	(1)	—	1	—	(11)
Other(1)	92	—	1	—	—	93
Total	$22	$(52)	$(71)	$15	$—	$(86)
CECONY
Derivatives:
Commodity	$(5)	$(5)	$(33)	$(5)	$—	$(48)
Other(1)	83	—	1	—	—	84
Total	$78	$(5)	$(32)	$(5)	$—	$36

(1)	Amounts included in earnings are reported in investment and other income on the consolidated income statement.

	For the Three Months Ended March 31, 2009
		Total Gains/(Losses) – Realized and Unrealized
(Millions of Dollars)	Beginning Balance as of January 1, 2009	Included in Earnings	Included in Regulatory Assets and Liabilities	Purchases, Issuances, Sales and Settlements	Transfer In/Out of Level 3	Ending Balance as of March 31, 2009
Con Edison
Derivatives:
Commodity	$(50)	$(29)	$(52)	$16	$—	$(115)
Interest rate contract	(15)	(1)	1	1	—	(14)
Other(1)	73	(2)	(3)	—	—	68
Total	$8	$(32)	$(54)	$17	$—	$(61)
CECONY
Derivatives:
Commodity	$1	$(1)	$(8)	$1	$—	$(7)
Other(1)	65	(2)	(2)	—	—	61
Total	$66	$(3)	$(10)	$1	$—	$54

(1)	Amounts included in earnings are reported in investment and other income on the consolidated income statement.

For the Utilities, realized gains and losses on Level 3 commodity derivative assets and liabilities are reported as part of purchased power, gas and fuel costs. The Utilities generally recover these costs in accordance with rate provisions approved by the applicable state public utilities commissions. See Note A to the financial statements in Item 8 of the Form 10-K. Unrealized gains and losses for commodity derivatives are generally deferred on the consolidated balance sheet in accordance with the accounting rules for regulated operations.

For the competitive energy businesses, realized and unrealized gains and losses on Level 3 commodity derivative assets and liabilities are reported in non-utility revenues ($60 million gain and $14 million loss) and purchased power costs ($89 million loss and $1 million loss) on the consolidated income statement for the three months ended March 31, 2010 and 2009, respectively. The change in fair value relating to Level 3 commodity derivative assets held at March 31, 2010 and 2009 is included in non-utility revenues ($46 million gain and $15 million loss) and purchased power costs ($71 million loss and immaterial) on the consolidated income statement for the three months ended March 31, 2010 and 2009, respectively.

Note L — Variable Interest Entities

Reference is made to Notes Q and T to the financial statements in Item 8 of the Form 10-K. Effective January 1, 2010, the Companies adopted ASU No. 2009-17, “Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.” The Companies have not identified any interests they have in any variable interest entity (VIE) that would require the Companies to include the accounts of the VIE in the Companies’ consolidated financial statements. In the first quarter of 2010, CECONY again requested from five potential VIEs (Sithe/Independence Power Partners, LP, Cogen Technologies Linden Venture, LP, Selkirk Cogen Partners, LP, Brooklyn Navy Yard Cogeneration Partners, LP, and Indeck Energy Services of Corinth, Inc.), with which CECONY has long-term electricity purchase agreements, the information necessary to determine whether the entity is a VIE and whether CECONY is its primary beneficiary. The information was not made available. CECONY also has a long-term electricity purchase agreement with Astoria Energy, LLC (Astoria Energy). CECONY has determined that Astoria Energy is a VIE, and that CECONY is not its primary beneficiary since CECONY does not have the power to direct the activities that CECONY believes most significantly impact the economic performance of Astoria Energy. In particular, CECONY has not invested in, or guaranteed the indebtedness of, Astoria Energy and CECONY does not operate or maintain Astoria Energy’s generating facilities. CECONY’s significant involvement with the entities with which it entered into long-term electricity purchase agreements is

CECONY’s purchase of energy and capacity under the agreements, as to which CECONY’s maximum exposure to the entities is limited pursuant to the agreements. For information about the agreements, see Note I to the financial statements in Item 8 of the Form 10-K.

Note M — New Financial Accounting Standards

Reference is made to Note T to the financial statements in Item 8 of the Form 10-K.

In February 2010, the FASB issued new guidance for subsequent events through ASU No. 2010-09, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements.” The amendments in this update to the ASC alleviates potentially conflicting disclosure requirements by the SEC and FASB. The amendment defines “SEC filer” and “revised financial statements”, removes the definition for “public entity” from the glossary and eliminates requirements for SEC filers to disclose the date through which subsequent events have been evaluated.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

This combined management’s discussion and analysis of financial condition and results of operations (MD&A) relates to the consolidated financial statements (the First Quarter Financial Statements) included in this report of two separate registrants: Consolidated Edison, Inc. (Con Edison) and Consolidated Edison Company of New York, Inc. (CECONY) and should be read in conjunction with the financial statements and the notes thereto. As used in this report, the term the “Companies” refers to Con Edison and CECONY. CECONY is a subsidiary of Con Edison and, as such, information in this MD&A about CECONY applies to Con Edison.

This MD&A should be read in conjunction with the First Quarter Financial Statements and the notes thereto and the MD&A in Item 7 of the Companies’ combined Annual Report on Form 10-K for the year ended December 31, 2009 (File Nos. 1-14514 and 1-1217, the Form 10-K).

Information in any item of this report referred to in this discussion and analysis is incorporated by reference herein. The use of terms such as “see” or “refer to” shall be deemed to incorporate by reference into this discussion and analysis the information to which reference is made.

Overview

Consolidated Edison, Inc. (Con Edison), incorporated in New York State in 1997, is a holding company which owns all of the outstanding common stock of Consolidated Edison Company of New York, Inc. (CECONY), Orange and Rockland Utilities, Inc. (O&R) and its competitive energy businesses. As used in this report, the term the “Utilities” refers to CECONY and O&R.

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

Gas

O&R delivers gas to over 0.1 million customers in southeastern New York and adjacent areas of northeastern Pennsylvania.

Competitive Energy Businesses

Con Edison pursues competitive energy opportunities through three wholly-owned subsidiaries: Con Edison Solutions, Con Edison Energy and Con Edison Development. These businesses include the sales and related hedging of electricity to wholesale and retail customers, sales of certain energy-related products and services, and participation in energy infrastructure projects. At March 31, 2010, Con Edison’s equity investment in its competitive energy businesses was $249 million and their assets amounted to $710 million.

Certain financial data of Con Edison’s businesses is presented below:

	Three Months Ended March 31, 2010				At March 31, 2010
(Millions of Dollars)	Operating Revenues		Net Income for Common Stock		Assets
CECONY	$2,718	79%	$243	107%	$30,977	90%
O&R	251	7%	13	6%	2,232	6%
Total Utilities	2,969	86%	256	113%	33,209	96%
Con Edison Development	—	—%	—	—%	429	1%
Con Edison Energy(a)	155	4%	9	4%	168	1%
Con Edison Solutions(a)	347	10%	(37)	(16)%	246	1%
Other(b)	(9)	—%	(2)	(1)%	397	1%
Total Con Edison	$3,462	100%	$226	100%	$34,449	100%

(a)	Net income from the competitive energy businesses for the three months ended March 31, 2010 includes $(38) million of net after-tax mark-to-market losses (Con Edison Energy, $11 million and Con Edison Solutions, $(49) million).
(b)	Represents inter-company and parent company accounting. See “Results of Operations,” below.

Con Edison’s net income for common stock for the three months ended March 31, 2010 was $226 million or $0.80 a share compared with earnings of $180 million or $0.66 a share for the three months ended March 31, 2009. See “Results of Operations – Summary,” below.

Results of Operations — Summary

Net income for common stock for the three months ended March 31, 2010 and 2009 was as follows:

(Millions of Dollars)	2010	2009
CECONY	$243	$197
O&R	13	12
Competitive energy businesses(a)	(28)	(25)
Other(b)	(2)	(4)
Con Edison	$226	$180

(a)	Includes $(38) million and $(34) million of net after-tax mark-to-market losses in 2010 and 2009, respectively.
(b)	Represents inter-company and parent company accounting. See “Results of Operations,” below.

The results of operations for the three months ended March 31, 2010, as compared with the 2009 period, reflect changes in the Utilities’ rate plans. These rate plans include an increase in the allowed electric return on common equity for CECONY. The rate plans provide for additional revenues to cover expected increases, discussed below, in certain operations and maintenance expenses, depreciation and property taxes and interest charges. The results of operations include the operating results of the competitive energy businesses, including net mark-to market effects.

The increases in operations and maintenance expenses reflect higher costs for pension and other post-retirement benefits, demand management programs and regulatory assessments in the 2010 period. Depreciation and property taxes were higher in the 2010 period reflecting primarily the impact from higher utility plant balances. Interest charges were higher in the 2010 period reflecting higher amounts of outstanding long-term debt.

The following table presents the estimated effect on earnings per share and net income for common stock for the 2010 period compared with the 2009 period, resulting from these and other major factors:

	Earnings per Share Variation	Net Income for Common Stock Variation (Millions of Dollars)
CECONY(a)
Rate plans, primarily to recover increases in certain costs	$0.52	$143
Operations and maintenance expense	(0.23)	(64)
Depreciation and property taxes	(0.16)	(44)
Net interest expense	(0.03)	(8)
Other (includes dilutive effect of new stock issuances)	0.04	19
Total CECONY	0.14	46
O&R	—	1
Competitive energy businesses
Earnings excluding net mark-to-market effects	—	1
Net mark-to-market effects(b)	(0.01)	(4)
Total competitive energy businesses	(0.01)	(3)
Other, including parent company expenses	0.01	2
Total variation	$0.14	$46

(a)	Under the revenue decoupling mechanisms in CECONY’s electric and gas rate plans and the weather-normalization clause applicable to the gas business, revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved. Under CECONY’s rate plans, pension and other post-retirement costs and certain other costs are reconciled to amounts reflected in rates for such costs. See Note B to the financial statements in Item 8 of the Form 10-K.
(b)	These variations reflect after-tax net mark-to-market losses of $38 million or $(0.13) a share in the first quarter of 2010 and after-tax net mark-to-market losses of $34 million or $(0.12) a share in the first quarter of 2009.

See “Results of Operations” below for further discussion and analysis of results of operations.

Risk Factors

The Companies’ businesses are influenced by many factors that are difficult to predict, and that involve uncertainties that may materially affect actual operating results, cash flows and financial condition. The factors include those described under “Risk Factors” in Item 1A of the Form 10-K.

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

Liquidity and Capital Resources

The Companies’ liquidity reflects cash flows from operating, investing and financing activities, as shown on their respective consolidated statement of cash flows and as discussed below. See “Liquidity and Capital Resources” in Item 7 of the Form 10-K. Changes in the Companies’ cash and temporary cash investments resulting from operating, investing and financing activities for the three months ended March 31, 2010 and 2009 are summarized as follows:

	Con Edison			CECONY
(Millions of Dollars)	2010	2009	Variance	2010	2009	Variance
Operating activities	$1	$645	$(644)	$22	$636	$(614)
Investing activities	(460)	(526)	66	(441)	(397)	(44)
Financing activities	286	458	(172)	317	326	(9)
Net change	(173)	577	(750)	(102)	565	(667)
Balance at beginning of period	260	74	186	131	37	94
Balance at end of period	$87	$651	$(564)	$29	$602	$(573)

Cash Flows from Operating Activities

The Utilities’ cash flows from operating activities reflect principally their energy sales and deliveries and cost of operations. The volume of energy sales and deliveries is dependent primarily on factors external to the Utilities, such as growth of customer demand, weather, market prices for energy, and economic conditions. Under the revenue decoupling mechanisms in the Utilities’ electric and gas rate plans in New York, changes in delivery volumes from levels assumed when rates were approved may affect the timing of cash flows but not net income. See Note B to the financial statements in Item 8 of the Form 10-K. The prices at which the Utilities provide energy to their customers are determined in accordance with their rate agreements. In general, changes in the Utilities’ cost of purchased power, fuel and gas may affect the timing of cash flows but not net income because the costs are recovered in accordance with rate agreements. See “Recoverable Energy Costs” in Note A to the financial statements in Item 8 of the Form 10-K.

Net income is the result of cash and non-cash (or accrual) transactions. Only cash transactions affect the Companies’ cash flows from operating activities. Principal non-cash charges include depreciation, deferred income tax expense, and net derivative losses. Principal non-cash credits include amortizations of certain net regulatory liabilities and net derivative gains. Non-cash charges or credits may also be accrued under the revenue decoupling and cost reconciliation mechanisms in the Utilities’ electric and gas rate plans in New York. See “Rate Agreements” in Note B to the financial statements in Item 8 of the Form 10-K.

Net cash flows from operating activities for the three months ended March 31, 2010 for Con Edison and CECONY were $644 million and $614 million lower, respectively, than in the 2009 period. The decreases in net cash flows reflect the January 2010 semi-annual payment of CECONY’s New York City property taxes, without a comparable semi-annual payment in January 2009. The Company achieved a 1.5 percent reduction in its New York City property taxes for the fiscal year ending June 30, 2009 by prepaying the annual tax amount in July 2008.

The change in net cash flows also reflects the timing of payments for and recovery of energy costs. This timing issue is reflected within changes to accounts receivable – customers, recoverable energy costs, and accounts payable balances.

Cash Flows Used in Investing Activities

Net cash flows used in investing activities for Con Edison were $66 million lower for the three months ended March 31, 2010 compared with the 2009 period. The decrease reflects primarily decreased construction expenditures in 2010. Net cash flows used in investing activities for CECONY were $44 million higher in the 2010 period compared with the 2009 period reflecting primarily the repayment of loans by O&R to CECONY in the 2009 period, offset in part by decreased construction expenditures in the 2010 period. See Note S to the financial statements in Item 8 of the Form 10-K.

Cash Flows from Financing Activities

Net cash flows from financing activities for the three months ended March 31, 2010 for Con Edison and CECONY were $172 million and $9 million lower, respectively, than in the 2009 period.

In March 2009, CECONY issued $275 million 5.55% 5-year debentures and $475 million 6.65% 10-year debentures.

Cash flows from financing activities of the Companies also reflect commercial paper issuance (included on the consolidated balance sheets as “Notes payable”). The commercial paper amounts outstanding at March 31, 2010 and March 31, 2009 and the average daily balances for three months ended, March 31, 2010 and 2009 for Con Edison and CECONY were as follows:

	2010		2009
(Millions of Dollars, except Weighted Average Yield)	Outstanding at March 31	YTD average	Outstanding at March 31	YTD average
Con Edison	$475	$297	$222	$366
CECONY	$475	$296	$—	$225
Weighted average yield	0.3%	0.3%	0.6%	0.6%

Cash flows from financing activities for the three months ended March 31, 2010 and 2009 also reflect the issuance of Con Edison common shares through its dividend reinvestment and employee stock plans (2010: 647,731 shares for $14 million, 2009: 532,533 shares for $6 million). In addition, as a result of the stock plan issuances, cash used to pay common stock dividends was reduced by $12 million in both periods.

Common stock issuances and external borrowings are sources of liquidity that could be affected by changes in credit ratings, financial performance and capital market conditions. For information about the Companies’ credit ratings and certain financial ratios, see “Capital Requirements and Resources – Capital Resources” in Item 1 of the Form 10-K.

Other Changes in Assets and Liabilities

The following table shows changes in certain assets and liabilities at March 31, 2010, compared with December 31, 2009.

(Millions of Dollars)	Con Edison 2010 vs. 2009 Variance	CECONY 2010 vs. 2009 Variance
Assets
Accrued unbilled revenue	$(157)	$(128)
Deferred derivative losses – current	161	138
Gas in storage	(81)	(62)
Prepayments	289	284
Regulatory asset – unrecognized pension and other post-retirement benefit deferrals	(183)	(166)
Liabilities
Regulatory liability – Net unbilled revenue deferrals	(68)	(68)
Regulatory liability – Refundable energy costs	(52)	(42)
Fair value of derivative liabilities – current	98	75
Pension and retiree benefits	(195)	(186)

Accrued Unbilled Revenues/Net Unbilled Revenues

The decrease in accrued unbilled revenues and the regulatory liability for net unbilled revenues reflects primarily the colder weather in December 2009 compared with March 2010.

Refundable Energy Costs

The decrease in refundable energy costs reflects primarily the timing of the recovery and changes in pricing of electric and gas commodity costs.

Deferred Derivative Losses/Fair Value of Derivative Liabilities – Current

The increase in deferred derivative losses-current and fair value of derivative liabilities-current reflects lower forward electric and gas commodity prices at March 31, 2010 compared to year-end 2009 and the maturity of certain contract positions in CECONY's hedging portfolios.

Natural Gas in Storage

The decrease in natural gas in storage is due primarily to the winter withdrawal period (November through March) and lower prices at March 31, 2010 compared with year-end 2009.

Prepayments

The increase in prepayments is due primarily to CECONY’s January 2010 payment of its New York City semi-annual property taxes, offset by three months of amortization, while the December 2009 balance is fully amortized.

Regulatory Asset for Unrecognized Pension and Other Post-Retirement Benefit Costs and Non-Current Liability for Pension and Retiree Benefits

The decreases in the regulatory asset for unrecognized pension and other post-retirement benefit costs and the non-current liability for pension and retiree benefits reflects the final actuarial valuation of the underfunding of the pension and other retiree benefit plans as measured at December 31, 2009 in accordance with the accounting rules for pensions. The decrease in the non-current liability for pension and retiree benefits also reflects CECONY’s first quarter 2010 contribution to the pension plan. See Notes B, E and F to the financial statements in Item 8 of the Form 10-K and Note E to the First Quarter Financial Statements.

Capital Requirements and Resources

At March 31, 2010, there was no material change in the Companies’ capital requirements and resources compared to those disclosed under “Capital Requirements and Resources – Capital Requirements” and “Capital Requirement and Resources – Capital Resources” in Item 1 of the Form 10-K, other than as described below.

For each of the Companies, the ratio of earnings to fixed charges (Securities and Exchange Commission basis) for the three months ended March 31, 2010 and 2009 and the 12 months ended December 31, 2009 was:

	Earnings to Fixed Charges (Times)
	For the Three Months Ended March 31, 2010	For the Three Months Ended March 31, 2009	For the Twelve Months Ended December 31, 2009
Con Edison	3.1	2.7	3.0
CECONY	3.7	3.3	3.1

For each of the Companies, the common equity ratio at March 31, 2010 and December 31, 2009 was:

	Common Equity Ratio (Percent of total capitalization)
	March 31, 2010	December 31, 2009
Con Edison	50.7	50.5
CECONY	50.5	50.3

Contractual Obligations

At March 31, 2010, there were no material changes in the Companies’ aggregate obligation to make payments pursuant to contracts compared to those discussed under “Capital Requirements and Resources – Contractual Obligations” in Item 1 of the Form 10-K.

Electric Power Requirements

At March 31, 2010, there were no material changes in the Companies’ electric power requirements compared to those disclosed under “Electric Operations – Electric Supply” in Item 1 of the Form 10-K.

Regulatory Matters

At March 31, 2010, there were no material changes in the Companies’ regulatory matters compared to those disclosed under “Utility Regulation” in Item 1 of the Form 10-K and “Rate Agreements” in Note B to the financial statements in Item 8 of the Form 10-K, other than as described in Note B to the First Quarter Financial Statements.

Financial and Commodity Market Risks

The Companies are subject to various risks and uncertainties associated with financial and commodity markets. The most significant market risks include interest rate risk, commodity price risk, credit risk and investment risk. At March 31, 2010, there were no material changes in the Companies’ financial and commodity market risks compared to those discussed under “Financial and Commodity Market Risks” in Item 7 of the Form 10-K, other than as described below and in Note J to the First Quarter Financial Statements.

Commodity Price Risk

Con Edison’s commodity price risk relates primarily to the purchase and sale of electricity, gas and related derivative instruments. The Utilities and Con Edison’s competitive energy businesses have risk management strategies to mitigate their related exposures. See Note J to the First Quarter Financial Statements.

Con Edison estimates that, as of March 31, 2010, a 10 percent decline in market prices would result in a decline in fair value of $98 million for the derivative instruments used by the Utilities to hedge purchases of electricity and gas, of which $77 million is for CECONY and $21 million is for O&R. Con Edison expects that any such change in fair value would be largely offset by directionally opposite changes in the cost of the electricity and gas purchased. In accordance with provisions approved by state regulators, the Utilities generally recover from customers the costs they incur for energy purchased for their customers, including gains and losses on certain derivative instruments used to hedge energy purchased and related costs. See “Recoverable Energy Costs” in Note A to the financial statements in Item 8 of the Form 10-K.

Con Edison’s competitive energy businesses use a value-at-risk (VaR) model to assess the market risk of their electricity and gas commodity fixed-price purchase and sales commitments, physical forward contracts and commodity derivative instruments. VaR represents the potential change in fair value of instruments or the portfolio due to changes in market factors, for a specified time period and confidence level. These businesses estimate VaR across their electricity and natural gas commodity businesses using a delta-normal variance/covariance model with a 95 percent confidence level. Since the VaR calculation involves complex methodologies and estimates and assumptions that are based on past experience, it is not necessarily indicative of future results. VaR for transactions associated with hedges on commodity contracts, assuming a one-day holding period, for the three months ended March 31, 2010 and the year ended December 31, 2009, was as follows:

	2010	2009
	(Millions of Dollars)
95% Confidence Level, One-Day Holding Period
Average for the period	$1	$1
High	1	2
Low	—	—

Credit Risk

The Companies are exposed to credit risk related to transactions entered into primarily for the various energy supply and hedging activities by the Utilities and the competitive energy businesses. Credit risk relates to the loss that may result from a counterparty’s nonperformance. The Companies use credit policies to manage this risk, including an established credit approval process, monitoring of counterparty limits, netting provisions within agreements and collateral or prepayment arrangements, credit insurance and credit default swaps. The Companies measure credit risk exposure as the replacement cost for open energy commodity and derivative positions plus amounts owed from counterparties for settled transactions. The replacement cost of open positions represents unrealized gains, net of any unrealized losses where the Companies have a legally enforceable right of setoff. See “Credit Exposure” in Note J to the First Quarter Financial Statements.

Environmental Matters

For information concerning climate change, environmental sustainability, potential liabilities arising from laws and regulations protecting the environment and other environmental matters, see “Environmental Matters” in Item 1 of the Form 10-K and Notes G and H to the First Quarter Financial Statements.

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

Results of Operations

Results of operations reflect, among other things, the Companies’ accounting policies (see “Application of Critical Accounting Policies” in Item 7 of the Form 10-K) and rate plans that cover the rates the Utilities can charge their customers (see “Utility Regulation” in Item 1 of the Form 10-K). Under the revenue decoupling mechanisms currently applicable to the Utilities’ electric and gas businesses in New York, revenues will generally not be affected by changes in delivery volumes from levels assumed when rates were approved. Revenues for CECONY’s steam business and O&R’s other utility businesses are affected by changes in delivery volumes resulting from weather, economic conditions and other factors. See Note B to the First Quarter Financial Statements.

The results of operations for the three months ended March 31, 2010, as compared with the 2009 period, reflect changes in the Utilities’ rate plans. These rate plans include an increase in the allowed electric return on common equity for CECONY. The rate plans provide for additional revenues to cover expected increases, discussed below, in certain operations and maintenance expenses, depreciation and property taxes and interest charges. The results of operations include the operating results of the competitive energy businesses, including net mark-to-market effects.

The increases in operations and maintenance expenses reflect higher costs for pension and other post-retirement benefits, demand management programs and regulatory assessments in the 2010 period. Depreciation and property taxes were higher in the 2010 period reflecting primarily the impact from higher utility plant balances. Interest charges were higher in the 2010 period reflecting higher amounts of outstanding long-term debt. For additional information about major factors affecting earnings, see “Results of Operations – Summary,” above.

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

Con Edison’s principal business segments are CECONY’s regulated electric, gas and steam utility activities, O&R’s regulated electric and gas utility activities and Con Edison’s competitive energy businesses. CECONY’s principal business segments are its regulated electric, gas and steam utility activities. A discussion of the results of operations by principal business segment for the three months ended March 31, 2010 and 2009 follows. For additional business segment financial information, see Note I to the First Quarter Financial Statements.

Three Months Ended March 31, 2010 Compared with Three Months Ended March 31, 2009

The Companies’ results of operations (which were discussed above under “Results of Operations – Summary”) in 2010 compared with 2009 were:

	CECONY		O&R		Competitive Energy Businesses and Other**		Con Edison*
(Millions of Dollars)	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent
Operating revenues	$(52)	(1.9)%	$(1)	(0.4)%	$92	22.9%	$39	1.1%
Purchased power	(96)	(14.8)	8	10.3	92	22.3	4	0.4
Fuel	(85)	(36.2)	N/A	N/A	—	—	(85)	(36.2)
Gas purchased for resale	(134)	(31.3)	(21)	(32.3)	—	—	(155)	(31.1)
Operating revenues less purchased power, fuel and gas purchased for resale (net revenues)	263	18.0	12	11.0	—	—	275	17.7
Other operations and maintenance	107	21.4	11	19.0	3	13.6	121	20.8
Depreciation and amortization	10	5.5	1	10.0	1	Large	12	6.3
Taxes, other than income taxes	67	19.5	1	8.3	1	33.3	69	19.2
Operating income	79	18.2	(1)	(3.5)	(5)	(11.6)	73	17.4
Other income less deductions	4	Large	—	—	2	Large	6	Large
Net interest expense	8	6.3	(1)	(11.1)	(2)	(28.6)	5	3.5
Income from continuing operations, before taxes	75	24.5	—	—	(1)	(2.0)	74	26.7
Income tax expenses	29	27.4	(1)	(12.5)	—	—	28	29.8
Net income for common stock	$46	23.4%	$1	8.3%	$(1)	(3.4)%	$46	25.6%

*	Represents the consolidated financial results of Con Edison and its businesses.
**	Includes inter-company and parent company accounting.

CECONY

	Three Months Ended March 31, 2010				Three Months Ended March 31, 2009				2010-2009 Variation
(Millions of Dollars)	Electric	Gas	Steam	2010 Total	Electric	Gas	Steam	2009 Total
Operating revenues	$1,728	$683	$307	$2,718	$1,658	$781	$331	$2,770	$(52)
Purchased power	529	—	23	552	628	—	20	648	(96)
Fuel	60	—	90	150	95	—	140	235	(85)
Gas purchased for resale	—	294	—	294	—	428	—	428	(134)
Net revenues	1,139	389	194	1,722	935	353	171	1,459	263
Operations and maintenance	468	88	52	608	394	67	40	501	107
Depreciation and amortization	151	25	15	191	142	24	15	181	10
Taxes, other than income taxes	325	61	25	411	261	58	25	344	67
Operating income	$195	$215	$102	$512	$138	$204	$91	$433	$79

Electric

CECONY’s results of electric operations for the three months ended March 31, 2010 compared with the 2009 period is as follows:

	Three Months Ended		Variation
(Millions of Dollars)	March 31, 2010	March 31, 2009
Operating revenues	$1,728	$1,658	$70
Purchased power	529	628	(99)
Fuel	60	95	(35)
Net revenues	1,139	935	204
Operations and maintenance	468	394	74
Depreciation and amortization	151	142	9
Taxes, other than income taxes	325	261	64
Electric operating income	$195	$138	$57

CECONY’s electric sales and deliveries, excluding off-system sales, for the three months ended March 31, 2010 compared with the 2009 period were:

	Millions of kWhs Delivered				Revenues in Millions
	Three Months Ended				Three Months Ended
Description	March 31, 2010	March 31, 2009	Variation	Percent Variation	March 31, 2010	March 31, 2009	Variation	Percent Variation
Residential/Religious*	2,671	2,720	(49)	(1.8)%	$633	$605	$28	4.6%
Commercial/Industrial	2,994	3,218	(224)	(7.0)	554	596	(42)	(7.0)
Retail access customers	5,385	5,284	101	1.9	468	375	93	24.8
NYPA, Municipal Agency and other sales	2,898	2,954	(56)	(1.9)	120	94	26	27.7
Other operating revenues	—	—	—	—	(47)	(12)	(35)	Large
Total	13,948	14,176	(228)	(1.6)%	$1,728	$1,658	$70	4.2%

*	“Residential/Religious” generally includes single-family dwellings, individual apartments in multi-family dwellings, religious organizations and certain other not-for-profit organizations.

CECONY’s electric operating revenues increased $70 million for the three months ended March 31, 2010 compared with the 2009 period due primarily to CECONY’s electric rate plans ($180 million, which among other things, reflected a 10.0 percent return on common equity, effective April 2009, as compared with the 9.1 percent return previously reflected in rates) and an accrual for the revenue decoupling mechanism ($12 million), offset in part by lower purchased power ($99 million) and fuel costs ($35 million). CECONY’s revenues from electric sales are subject to a revenue decoupling mechanism, as a result of which delivery revenues generally are not affected by changes in delivery volumes from levels assumed when rates were approved. Other electric operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the revenue decoupling mechanism and other provisions of the company’s rate plans.

Electric delivery volumes in CECONY’s service area decreased 1.6 percent for the three months ended March 31, 2010 compared with the 2009 period. After adjusting for variations, principally weather and billing days, electric delivery volumes in CECONY’s service area decreased 0.4 percent for the three months ended March 31, 2010 compared with the 2009 period, reflecting the impact of lower average normalized use per customer.

CECONY’s electric purchased power costs decreased $99 million for the three months ended March 31, 2010 compared with the 2009 period due to a decrease in unit costs ($54 million) and purchased volumes ($45 million). Electric fuel costs decreased $35 million for the three months ended March 31, 2010 compared with the 2009 period due to lower unit costs ($38 million), offset by higher send out volumes from the company’s generating facilities ($3 million).

CECONY’s electric operating income increased $57 million for the three months ended March 31, 2010 compared with the 2009 period. The increase reflects primarily higher net revenues ($204 million, due primarily to the electric rate plan, including the collection of a surcharge for a New York State assessment and the recovery of higher pension expense), offset by higher operations and maintenance costs ($74 million, due primarily to the surcharge for a New York State assessment ($40 million), and higher pension expense ($30 million) ), taxes other than income taxes ($64 million, principally property taxes) and depreciation ($9 million). The increased operating expenses in the first quarter of 2010 resulting from two severe winter storms were deferred as a regulatory asset, and did not affect electric operating income. See “Regulatory Assets and Liabilities” in Note B to the First Quarter Financial Statements.

Gas

CECONY’s results of gas operations for the three months ended March 31, 2010 compared with the 2009 period is as follows:

	Three Months Ended
(Millions of Dollars)	March 31, 2010	March 31, 2009	Variation
Operating revenues	$683	$781	$(98)
Gas purchased for resale	294	428	(134)
Net revenues	389	353	36
Operations and maintenance	88	67	21
Depreciation and amortization	25	24	1
Taxes, other than income taxes	61	58	3
Gas operating income	$215	$204	$11

CECONY’s gas sales and deliveries, excluding off-system sales, for the three months ended March 31, 2010 compared with the 2009 period were:

	Thousands of dths Delivered				Revenues in Millions
	Three Months Ended				Three Months Ended
Description	March 31, 2010	March 31, 2009	Variation	Percent Variation	March 31, 2010	March 31, 2009	Variation	Percent Variation
Residential	19,345	20,293	(948)	(4.7)%	$346	$395	$(49)	(12.4)%
General	11,482	12,757	(1,275)	(10.0)	163	203	(40)	(19.7)
Firm transportation	22,941	20,279	2,662	13.1	148	101	47	46.5
Total firm sales and transportation	53,768	53,329	439	0.8	657	699	(42)	(6.0)
Interruptible sales	3,167	3,219	(52)	(1.6)	30	44	(14)	(31.8)
NYPA	6,042	7,738	(1,696)	(21.9)	1	1	—	—
Generation plants	12,265	13,228	(963)	(7.3)	8	9	(1)	(11.1)
Other	7,814	5,674	2,140	37.7	22	13	9	69.2
Other operating revenues	—	—	—	—	(35)	15	(50)	Large
Total	83,056	83,188	(132)	(0.2)%	$683	$781	$(98)	(12.5)%

CECONY’s gas operating revenues decreased $98 million for the three months ended March 31, 2010 compared with the 2009 period due primarily to a decrease in gas purchased for resale costs ($134 million), offset in part by the 2009 gas rate plan ($27 million). CECONY’s revenues from gas sales are subject to a weather normalization clause and a revenue decoupling mechanism, as a result of which, delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved. Other gas operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s rate plans.

CECONY’s sales and transportation volumes for firm customers increased 0.8 percent for the three months ended March 31, 2010 compared with the 2009 period. After adjusting for variations, principally weather and billing days, firm gas sales and transportation volumes in the company’s service area increased 4.4 percent in the three months ended March 31, 2010 as compared with the 2009 period, reflecting primarily new business and transfers of interruptible customers to firm service.

CECONY’s purchased gas cost decreased by $134 million for the three months ended March 31, 2010 compared with the 2009 period due to lower unit costs ($123 million) and lower send out volumes ($11 million).

CECONY’s gas operating income increased $11 million for the three months ended March 31, 2010 compared with the 2009 period. The increase reflects primarily higher net revenues ($36 million), offset by higher operations and maintenance expense ($21 million, due primarily to a surcharge for a New York State assessment ($20 million)), and taxes other than income taxes ($3 million).

Steam

CECONY’s results of steam operations for the three months ended March 31, 2010 compared with the 2009 period is as follows:

	Three Months Ended
(Millions of Dollars)	March 31, 2010	March 31, 2009	Variation
Operating revenues	$307	$331	$(24)
Purchased power	23	20	3
Fuel	90	140	(50)
Net revenues	194	171	23
Operations and maintenance	52	40	12
Depreciation and amortization	15	15	—
Taxes, other than income taxes	25	25	—
Steam operating income	$102	$91	$11

CECONY’s steam sales and deliveries for the three months ended March 31, 2010 compared with the 2009 period were:

	Millions of Pounds Delivered				Revenues in Millions
	Three Months Ended				Three Months Ended
Description	March 31, 2010	March 31, 2009	Variation	Percent Variation	March 31, 2010	March 31, 2009	Variation	Percent Variation
General	61	348	(287)	(82.5)%	$10	$14	$(4)	(28.6)%
Apartment house	2,631	2,773	(142)	(5.1)	80	88	(8)	(9.1)
Annual power	6,523	6,584	(61)	(0.9)	218	224	(6)	(2.7)
Other operating revenues	—	—	—	—	(1)	5	(6)	Large
Total	9,215	9,705	(490)	(5.0)%	$307	$331	$(24)	(7.3)%

CECONY’s steam operating revenues decreased $24 million for the three months ended March 31, 2010 compared with the 2009 period due primarily to lower fuel costs ($50 million), offset in part by the steam rate plan ($23 million). Other steam operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s rate plans.

Steam sales and delivery volumes decreased 5.0 percent for the three months ended March 31, 2010 compared with the 2009 period. After adjusting for variations, principally weather and billing days, steam sales and deliveries increased 0.1 percent in the three months ended March 31, 2010 as compared with the 2009 period.

CECONY’s steam purchased power costs increased $3 million for the three months ended March 31, 2010 compared with the 2009 period due to an increase in unit costs ($1 million), and in purchased volumes ($2 million). Steam fuel costs decreased $50 million for the three months ended March 31, 2010 compared with the 2009 period due to lower sendout volumes ($9 million) and unit costs ($41 million).

Steam operating income increased $11 million for the three months ended March 31, 2010 compared with the 2009 period. The increase reflects primarily higher net revenues ($23 million), offset by higher operations and maintenance expense ($12 million, due primarily to a surcharge for a New York State assessment ($5 million) and higher administrative and general expenses ($4 million)).

O&R

	Three Months Ended March 31, 2010		Three Months Ended March 31, 2009
(Millions of Dollars)	Electric	Gas	2010 Total	Electric	Gas	2009 Total	2010-2009 Variation
Operating revenues	$161	$90	$251	$146	$106	$252	$(1)
Purchased power	86	—	86	78	—	78	8
Gas purchased for resale	—	44	44	—	65	65	(21)
Net revenues	75	46	121	68	41	109	12
Operations and maintenance	53	16	69	45	13	58	11
Depreciation and amortization	8	3	11	7	3	10	1
Taxes, other than income taxes	9	4	13	9	3	12	1
Operating income	$5	$23	$28	$7	$22	$29	$(1)

Electric

O&R’s results of electric operations for the three months ended March 31, 2010 compared with the 2009 period is as follows:

	Three Months Ended
(Millions of Dollars)	March 31, 2010	March 31, 2009	Variation
Operating revenues	$161	$146	$15
Purchased power	86	78	8
Net revenues	75	68	7
Operations and maintenance	53	45	8
Depreciation and amortization	8	7	1
Taxes, other than income taxes	9	9	-
Electric operating income	$5	$7	$(2)

O&R’s electric sales and deliveries, excluding off-system sales, for the three months ended March 31, 2010 compared with the 2009 period were:

	Millions of kWhs Delivered				Revenues in Millions
	Three Months Ended				Three Months Ended
Description	March 31, 2010	March 31, 2009	Variation	Percent Variation	March 31, 2010	March 31, 2009	Variation	Percent Variation
Residential/Religious*	448	452	(4)	(0.9)%	$80	$66	$14	21.2%
Commercial/Industrial	382	483	(101)	(20.9)	54	57	(3)	(5.3)
Retail access customers	507	434	73	16.9	26	19	7	36.8
Public authorities	27	27	—	—	3	3	—	—
Other operating revenues	—	—	—	—	(2)	1	(3)	Large
Total	1,364	1,396	(32)	(2.3)%	$161	$146	$15	10.3%

*	“Residential/Religious” generally includes single-family dwellings, individual apartments in multi-family dwellings, religious organizations and certain other not-for-profit organizations.

O&R’s electric operating revenues increased $15 million for the three months ended March 31, 2010 compared with the 2009 period due primarily to increased recoverable purchased power costs ($8 million). O&R’s New York electric delivery revenues are subject to a revenue decoupling mechanism, as a result of which, delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved. O&R’s electric sales in New Jersey and Pennsylvania are not part of a decoupling mechanism, and as a result, they do impact revenues. Other electric operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s electric rate plan.

Electric delivery volumes in O&R’s service area decreased 2.3 percent for the three months ended March 31, 2010 compared with the 2009 period. After adjusting for weather variations, electric delivery volumes in O&R’s service area decreased 0.7 percent for the three months ended March 31, 2010 compared with the 2009 period, reflecting the impact of lower average normalized use per customer.

Electric operating income decreased $2 million for the three months ended March 31, 2010 compared with the 2009 period. The decrease reflects primarily higher operations and maintenance expense ($8 million, due primarily to higher demand management program expenses ($1 million), and a surcharge for a New York State assessment ($3 million)), and depreciation ($1 million), offset by higher net revenues ($7 million). The increased operating expenses in the first quarter of 2010 resulting from two severe winter storms were deferred as a regulatory asset, and did not affect electric operating income. See “Regulatory Assets and Liabilities” in Note B to the First Quarter Financial Statements.

Gas

O&R’s results of gas operations for the three months ended March 31, 2010 compared with the 2009 period is as follows:

	Three Months Ended
(Millions of Dollars)	March 31, 2010	March 31, 2009	Variation
Operating revenues	$90	$106	$(16)
Gas purchased for resale	44	65	(21)
Net revenues	46	41	5
Operations and maintenance	16	13	3
Depreciation and amortization	3	3	—
Taxes, other than income taxes	4	3	1
Gas operating income	$23	$22	$1

O&R’s gas sales and deliveries, excluding off-system sales, for the three months ended March 31, 2010 compared with the 2009 period were:

	Thousands of dths Delivered				Revenues in Millions
	Three Months Ended				Three Months Ended
Description	March 31, 2010	March 31, 2009	Variation	Percent Variation	March 31, 2010	March 31, 2009	Variation	Percent Variation
Residential	3,525	3,912	(387)	(9.9)%	$50	$66	$(16)	(24.2)%
General	710	868	(158)	(18.2)	9	14	(5)	(35.7)
Firm transportation	4,678	4,951	(273)	(5.5)	25	19	6	31.6
Total firm sales and transportation	8,913	9,731	(818)	(8.4)	84	99	(15)	(15.2)
Interruptible sales	1,411	1,391	20	1.4	6	6	—	—
Generation plants	140	38	102	Large	—	—	—	—
Other	369	467	(98)	(21.0)	—	—	—	—
Other gas revenues	—	—	—	—	—	1	(1)	Large
Total	10,833	11,627	(794)	(6.8)%	$90	$106	$(16)	(15.1)%

O&R’s gas operating revenues decreased $16 million for the three months ended March 31, 2010 compared with the 2009 period due primarily to the decrease in gas purchased for resale in 2010 ($21 million). O&R’s New York gas delivery revenues are subject to a revenue decoupling mechanism, as a result of which, delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved.

Sales and transportation volumes for firm customers decreased 8.4 percent for the three months ended March 31, 2010 compared with the 2009 period. After adjusting for weather and other variations, total firm sales and transportation volumes were the same in the three months ended March 31, 2010 compared with the 2009 period. O&R’s New York revenues from gas sales are subject to a weather normalization clause that moderates, but does not eliminate, the effect of weather-related changes on net income.

Gas operating income increased $1 million for the three months ended March 31, 2010 compared with the 2009 period. The increase reflects primarily higher net revenues ($5 million), offset by higher operations and maintenance costs ($3 million), and taxes other than income taxes ($1 million).

Competitive Energy Businesses

The competitive energy businesses’ earnings decreased $3 million for the three months ended March 31, 2010 compared with the 2009 period due primarily to higher mark-to-market losses in the 2010 period versus the 2009 period.

Operating revenues increased $88 million for the three months ended March 31, 2010 compared with the 2009 period, due primarily to increased mark-to-market activity and electric retail revenues. Electric wholesale revenues decreased $62 million for the three months ended March 31, 2010 as compared with the 2009 period, due to lower sales volumes ($61 million) and unit prices ($1 million). Electric retail revenues increased $49 million, due to higher sales volume ($78 million), offset by lower per unit prices ($29 million). Electric retail revenues increased 17 percent for the three months ended March 31, 2010 as compared with the 2009 period, due to higher sales volumes, while gross margins increased significantly due primarily to the sale of higher margin contracts, lower costs and higher volumes. Net mark-to-market losses increased $7 million for the three months ended March 31, 2010 as compared with the 2009 period due primarily to lower prices on electric and natural gas contracts, of which $104 million in gains are reflected in revenues and $111 million in losses are reflected in purchased power costs. Other revenues decreased $3 million for the three months ended March 31, 2010 as compared with the 2009 period due primarily to lower sales of energy efficiency services.

Operating expenses increased $93 million for the three months ended March 31, 2010 compared with the 2009 period, due primarily to increased purchased power cost ($90 million), gas purchased for resale ($1 million) and higher operations and maintenance costs ($2 million).

Item 3: Quantitative and Qualitative Disclosures about Market Risk

For information about the Companies’ primary market risks associated with activities in derivative financial instruments, other financial instruments and derivative commodity instruments, see “Financial and Commodity Market Risks,” in Part 1, Item 2 of this report, which information is incorporated herein by reference. Also, see Item 7A of the Form 10-K.

Item 4: Controls and Procedures

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

Item 4T: Controls and Procedures

The information required for CECONY pursuant to this Item 4T has been included in Item 4 (which information is incorporated herein by reference).

Part II Other Information

Item 1: Legal Proceedings

CECONY

Superfund

In March 2010, the EPA added the Gowanus Canal to its National Priorities List of Superfund sites. For additional information, see “Environmental Matters – CECONY – Superfund” in Item 1 of the Form 10-K and Note G to the financial statements in Part I, Item 1 of this report (which information is incorporated herein by reference).

Permit Non-Compliance and Pollution Discharges

In March 2010, the DEC issued a revised proposed consent order with respect to CECONY’s steam generating facilities. In April 2010, CECONY entered into a consent order in connection with discharges at a property the company owns in the Astoria section of New York City. For additional information, see “Permit Non-Compliance and Pollution Discharges” in Note H to the financial statements in Item 8 of the Form 10-K and Note H to the financial statements in Part I, Item 1 of this report (which information is incorporated herein by reference).

Item 1A: Risk Factors

There were no material changes in the Companies’ risk factors compared to those disclosed in Item 1A of the Form 10-K.

Item 6: Exhibits

CON EDISON

Exhibit 12.1	Statement of computation of Con Edison's ratio of earnings to fixed charges for the three-month periods ended March 31, 2010 and 2009, and the 12-month period ended December 31, 2009.

Exhibit 31.1.1	Rule 13a-14(a)/15d-14(a) Certifications – Chief Executive Officer.

Exhibit 31.1.2	Rule 13a-14(a)/15d-14(a) Certifications – Chief Financial Officer.

Exhibit 32.1.1	Section 1350 Certifications – Chief Executive Officer.

Exhibit 32.1.2	Section 1350 Certifications – Chief Financial Officer.

Exhibit 101.INS	XBRL Instance Document.

Exhibit 101.SCH	XBRL Taxonomy Extension Schema.

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase.

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase.

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

CECONY

Exhibit 12.2	Statement of computation of CECONY's ratio of earnings to fixed charges for the three-month periods ended March 31, 2010 and 2009, and the 12-month period ended December 31, 2009.

Exhibit 31.2.1	Rule 13a-14(a)/15d-14(a) Certifications – Chief Executive Officer.

Exhibit 31.2.2	Rule 13a-14(a)/15d-14(a) Certifications – Chief Financial Officer.

Exhibit 32.2.1	Section 1350 Certifications – Chief Executive Officer.

Exhibit 32.2.2	Section 1350 Certifications – Chief Financial Officer.

Exhibit 101.INS	XBRL Instance Document.

Exhibit 101.SCH	XBRL Taxonomy Extension Schema.

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase.

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase.

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Consolidated Edison, Inc.
Consolidated Edison Company of New York, Inc.

DATE: May 6, 2010	By	/S/ ROBERT HOGLUND
Robert Hoglund Senior Vice President, Chief Financial Officer and Duly Authorized Officer

