Form 10-Q
period 2010-06-30
CONSOLIDATED EDISON CO OF NEW YORK INC; CONSOLIDATED EDISON INC
filed 2010-08-06
CIK 23632, 1047862

United States

Securities And Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Quarterly Period Ended June 30, 2010

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

As of July 30, 2010, Con Edison had outstanding 282,632,105 Common Shares ($.10 par value). All of the outstanding common equity of CECONY is held by Con Edison.

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

Glossary of Terms

The following is a glossary of frequently used abbreviations or acronyms that are used in the Companies’ SEC reports:

Con Edison Companies
Con Edison	Consolidated Edison, Inc.
Con Edison Development	Consolidated Edison Development, Inc.
Con Edison Energy	Consolidated Edison Energy, Inc.
CECONY	Consolidated Edison Company of New York, Inc.
Con Edison Solutions	Consolidated Edison Solutions, Inc.
O&R	Orange and Rockland Utilities, Inc.
Pike	Pike County Light & Power Company
RECO	Rockland Electric Company
Companies	Con Edison and CECONY
Utilities	CECONY and O&R
Regulatory Agencies, Government Agencies, and Quasi-governmental Not-for-Profits
EPA	U. S. Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
IRS	Internal Revenue Service
ISO-NE	ISO New England Inc.
NJBPU	New Jersey Board of Public Utilities
NJDEP	New Jersey Department of Environmental Protection
NYAG	New York State Attorney General
NYSDEC	New York State Department of Environmental Conservation
NYISO	New York Independent System Operator
NYPA	New York Power Authority
NYSPSC	New York State Public Service Commission
NYSERDA	New York State Energy Research and Development Authority
NYSRC	New York State Reliability Council, LLC
PJM	PJM Interconnection LLC
PAPUC	Pennsylvania Public Utility Commission
SEC	U. S. Securities and Exchange Commission
Accounting
ABO	Accumulated Benefit Obligation
FASB	Financial Accounting Standards Board
LILO	Lease In/Lease Out
OCI	Other Comprehensive Income
SFAS	Statement of Financial Accounting Standards
SSCM	Simplified service cost method
VIE	Variable interest entity
Environmental
CO2	Carbon dioxide
GHG	Greenhouse gases
MGP Sites	Manufactured gas plant sites
PCBs	Polychlorinated biphenyls
PRP	Potentially responsible party
SO2	Sulfur dioxide
Superfund	Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 and similar state statutes

Units of Measure
dths	Dekatherms
kV	Kilovolts
kWh	Kilowatt-hour
mdths	Thousand dekatherms
MMlbs	Million pounds
MVA	Megavolt amperes
MW	Megawatts or thousand kilowatts
MWH	Megawatt hour
Other
AFDC	Allowance for funds used during construction
COSO	Committee of Sponsoring Organizations of the Treadway Commission
EMF	Electric and magnetic fields
ERRP	East River Repowering Project
Fitch	Fitch Ratings
First Quarter Form 10-Q	The Companies’ combined Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010
Form 10-K	The Companies’ combined Annual Report on Form 10-K for the year ended December 31, 2009
LTIP	Long Term Incentive Plan
Moody’s	Moody’s Investors Service
S&P	Standard & Poor’s Rating Services
Second Quarter Form 10-Q	The Companies’ combined Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010
VaR	Value-at-Risk

Forward-Looking Statements

This report includes forward-looking statements intended to qualify for the safe-harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements of future expectation and not facts. Words such as “expects,” “estimates,” “anticipates,” “intends,” “believes,” “plans,” “will” and similar expressions identify forward-looking statements. Forward-looking statements are based on information available at the time the statements are made, and accordingly speak only as of that time. Actual results or developments might differ materially from those included in the forward-looking statements because of various factors such as those discussed under “Risk Factors” in Item 1A of the Form 10-K.

Consolidated Edison, Inc.

Consolidated Income Statement (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
	(Millions of Dollars/Except Share Data)
OPERATING REVENUES
Electric	$2,256	$1,955	$4,145	$3,758
Gas	274	334	1,047	1,222
Steam	89	113	396	444
Non-utility	398	443	890	845
TOTAL OPERATING REVENUES	3,017	2,845	6,478	6,269
OPERATING EXPENSES
Purchased power	1,140	1,065	2,283	2,205
Fuel	87	86	237	321
Gas purchased for resale	67	136	410	633
Other operations and maintenance	678	622	1,379	1,203
Depreciation and amortization	211	197	415	389
Taxes, other than income taxes	405	367	833	727
TOTAL OPERATING EXPENSES	2,588	2,473	5,557	5,478
OPERATING INCOME	429	372	921	791
OTHER INCOME (DEDUCTIONS)
Investment and other income	14	18	21	21
Allowance for equity funds used during construction	4	3	9	5
Other deductions	(6)	(5)	(9)	(8)
TOTAL OTHER INCOME (DEDUCTIONS)	12	16	21	18
INCOME BEFORE INTEREST AND INCOME TAX EXPENSE	441	388	942	809
INTEREST EXPENSE
Interest on long-term debt	148	151	298	293
Other interest	4	6	6	10
Allowance for borrowed funds used during construction	(3)	(2)	(5)	(4)
NET INTEREST EXPENSE	149	155	299	299
INCOME BEFORE INCOME TAX EXPENSE	292	233	643	510
INCOME TAX EXPENSE	106	80	228	174
NET INCOME	186	153	415	336
Preferred stock dividend requirements of subsidiary	(3)	(3)	(6)	(6)
NET INCOME FOR COMMON STOCK	$183	$150	$409	$330
Net income for common stock per common share – basic	$0.65	$0.55	$1.45	$1.20
Net income for common stock per common share – diluted	$0.64	$0.55	$1.44	$1.20
DIVIDENDS DECLARED PER SHARE OF COMMON STOCK	$0.595	$0.59	$1.190	$1.18
AVERAGE NUMBER OF SHARES OUTSTANDING – BASIC (IN MILLIONS)	282.0	274.5	281.7	274.2
AVERAGE NUMBER OF SHARES OUTSTANDING – DILUTED (IN MILLIONS)	283.5	275.3	283.2	275.0

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.

Consolidated Statement of Cash Flows (Unaudited)

	For the Six Months Ended June 30,
	2010	2009
	(Millions of Dollars)
OPERATING ACTIVITIES
Net Income	$415	$336
PRINCIPAL NON-CASH CHARGES/(CREDITS) TO INCOME
Depreciation and amortization	415	389
Deferred income taxes	46	159
Rate case amortization and accruals	2	(13)
Common equity component of allowance for funds used during construction	(9)	(5)
Net derivative (gains)/losses	(2)	26
Other non-cash items (net)	39	(7)
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable – customers, less allowance for uncollectibles	(28)	160
Materials and supplies, including fuel oil and gas in storage	27	159
Other receivables and other current assets	79	(68)
Prepayments	—	522
Recoverable energy costs	—	128
Accounts payable	(79)	(157)
Pensions and retiree benefits	49	5
Accrued taxes	(7)	(28)
Accrued interest	(3)	16
Deferred charges, deferred derivative losses, noncurrent assets and other regulatory assets	(319)	(114)
Deferred credits and other regulatory liabilities	111	(19)
Other assets	(7)	(1)
Other liabilities	66	(45)
NET CASH FLOWS FROM OPERATING ACTIVITIES	795	1,443
INVESTING ACTIVITIES
Utility construction expenditures	(946)	(1,034)
Cost of removal less salvage	(66)	(87)
Non-utility construction expenditures	(4)	(3)
Common equity component of allowance for funds used during construction	9	5
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(1,007)	(1,119)
FINANCING ACTIVITIES
Net (payments of)/proceeds from short-term debt	153	(263)
Retirement of long-term debt	(426)	(278)
Issuance of long-term debt	700	750
Issuance of common stock	25	15
Debt issuance costs	(5)	(5)
Common stock dividends	(311)	(300)
Preferred stock dividends	(6)	(6)
NET CASH FLOWS FROM FINANCING ACTIVITIES	130	(87)
CASH AND TEMPORARY CASH INVESTMENTS:
NET CHANGE FOR THE PERIOD	(82)	237
BALANCE AT BEGINNING OF PERIOD	260	74
BALANCE AT END OF PERIOD	$178	$311
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$295	$270
Income taxes	$157	$7

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.

Consolidated Balance Sheet (Unaudited)

	June 30, 2010	December 31, 2009
	(Millions of Dollars)
ASSETS
CURRENT ASSETS
Cash and temporary cash investments	$178	$260
Accounts receivable – customers, less allowance for uncollectible accounts of $71 and $70 in 2010 and 2009, respectively	1,075	1,047
Accrued unbilled revenue	634	579
Other receivables, less allowance for uncollectible accounts of $6 and $5 in 2010 and 2009, respectively	408	379
Fuel oil, gas in storage, materials and supplies, at average cost	328	355
Prepayments	131	131
Regulatory assets	229	201
Revenue decoupling mechanism receivable	23	117
Other current assets	152	174
TOTAL CURRENT ASSETS	3,158	3,243
INVESTMENTS	402	385
UTILITY PLANT, AT ORIGINAL COST
Electric	19,218	18,645
Gas	4,144	3,983
Steam	1,967	1,935
General	1,875	1,866
TOTAL	27,204	26,429
Less: Accumulated depreciation	5,606	5,412
Net	21,598	21,017
Construction work in progress	1,474	1,422
NET UTILITY PLANT	23,072	22,439
NON-UTILITY PLANT
Non-utility property, less accumulated depreciation of $49 and $45 in 2010 and 2009, respectively	22	19
Construction work in progress	3	6
NET PLANT	23,097	22,464
OTHER NONCURRENT ASSETS
Goodwill	420	416
Intangible assets, less accumulated amortization of $3 and $2 in 2010 and 2009, respectively	3	4
Regulatory assets	7,026	7,103
Other deferred charges and noncurrent assets	283	258
TOTAL OTHER NONCURRENT ASSETS	7,732	7,781
TOTAL ASSETS	$34,389	$33,873

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.

Consolidated Balance Sheet (Unaudited)

	June 30, 2010	December 31, 2009
	(Millions of Dollars)
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Long-term debt due within one year	$305	$731
Notes payable	153	—
Accounts payable	1,094	1,173
Customer deposits	279	274
Accrued taxes	44	51
Accrued interest	153	156
Accrued wages	90	91
Fair value of derivative liabilities	160	114
Other current liabilities	397	362
TOTAL CURRENT LIABILITIES	2,675	2,952
NONCURRENT LIABILITIES
Obligations under capital leases	10	14
Provision for injuries and damages	172	168
Pensions and retiree benefits	3,012	3,363
Superfund and other environmental costs	236	212
Asset retirement obligations	125	122
Fair value of derivative liabilities	137	131
Other noncurrent liabilities	100	108
TOTAL NONCURRENT LIABILITIES	3,792	4,118
DEFERRED CREDITS AND REGULATORY LIABILITIES
Deferred income taxes and investment tax credits	5,771	5,597
Regulatory liabilities	982	858
Other deferred credits	24	32
TOTAL DEFERRED CREDITS AND REGULATORY LIABILITIES	6,777	6,487
LONG-TERM DEBT	10,552	9,854
SHAREHOLDERS' EQUITY
Common shareholders' equity (See Statement of Shareholders' Equity)	10,380	10,249
Preferred stock of subsidiary	213	213
TOTAL SHAREHOLDERS' EQUITY	10,593	10,462
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$34,389	$33,873

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.

Consolidated Statement of Comprehensive Income (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
	(Millions of Dollars)
NET INCOME	$186	$153	$415	$336
OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAXES
Pension plan liability adjustments, net of taxes of $1 and $3 in 2010 and $1 and $2 in 2009, respectively	1	1	4	3
Less: Reclassification adjustment for losses included in net income, net of taxes of $0 in 2010 and 2009	—	(1)	—	—
TOTAL OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAXES	1	2	4	3
COMPREHENSIVE INCOME	$187	$155	$419	$339
Preferred stock dividend requirements of subsidiary	(3)	(3)	(6)	(6)
COMPREHENSIVE INCOME FOR COMMON STOCK	$184	$152	$413	$333

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc. Consolidated Statement of Common Shareholders’ Equity (Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Capital Stock Expense	Accumulated Other Comprehensive Income/(Loss)	Total
(Millions of Dollars/Except Share Data)	Shares	Amount			Shares	Amount
BALANCE AS OF DECEMBER 31, 2008	273,721,686	$29	$4,112	$6,685	23,210,700	$(1,001)	$(60)	$(67)	$9,698
Net income for common stock				180					180
Common stock dividends				(162)					(162)
Issuance of common shares – dividend reinvestment and employee stock plans	532,533		20						20
Other comprehensive income								1	1
BALANCE AS OF MARCH 31, 2009	274,254,219	$29	$4,132	$6,703	23,210,700	$(1,001)	$(60)	$(66)	$9,737
Net income for common stock				150					150
Common stock dividends				(162)					(162)
Issuance of common shares – dividend reinvestment and employee stock plans	584,916		21						21
Other comprehensive income								2	2
BALANCE AS OF JUNE 30, 2009	274,839,135	$29	$4,153	$6,691	23,210,700	$(1,001)	$(60)	$(64)	$9,748
BALANCE AS OF DECEMBER 31, 2009	281,123,741	$30	$4,420	$6,904	23,210,700	$(1,001)	$(62)	$(42)	$10,249
Net income for common stock				226					226
Common stock dividends				(167)					(167)
Issuance of common shares – dividend reinvestment and employee stock plans	647,731		28						28
Other comprehensive income								3	3
BALANCE AS OF MARCH 31, 2010	281,771,472	$30	$4,448	$6,963	23,210,700	$(1,001)	$(62)	$(39)	$10,339
Net income for common stock				183					183
Common stock dividends				(168)					(168)
Issuance of common shares – dividend reinvestment and employee stock plans	555,964		25						25
Other comprehensive income								1	1
BALANCE AS OF JUNE 30, 2010	282,327,436	$30	$4,473	$6,978	23,210,700	$(1,001)	$(62)	$(38)	$10,380

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

Consolidated Income Statement (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
	(Millions of Dollars)
OPERATING REVENUES
Electric	$2,104	$1,812	$3,832	$3,469
Gas	239	295	922	1,077
Steam	89	113	396	444
TOTAL OPERATING REVENUES	2,432	2,220	5,150	4,990
OPERATING EXPENSES
Purchased power	787	609	1,339	1,256
Fuel	87	86	237	321
Gas purchased for resale	51	114	345	542
Other operations and maintenance	588	532	1,195	1,033
Depreciation and amortization	196	185	388	366
Taxes, other than income taxes	389	354	800	697
TOTAL OPERATING EXPENSES	2,098	1,880	4,304	4,215
OPERATING INCOME	334	340	846	775
OTHER INCOME (DEDUCTIONS)
Investment and other income	14	12	18	15
Allowance for equity funds used during construction	4	3	8	5
Other deductions	(6)	(4)	(9)	(7)
TOTAL OTHER INCOME (DEDUCTIONS)	12	11	17	13
INCOME BEFORE INTEREST AND INCOME TAX EXPENSE	346	351	863	788
INTEREST EXPENSE
Interest on long-term debt	133	137	268	265
Other interest	5	5	8	7
Allowance for borrowed funds used during construction	(2)	(2)	(4)	(3)
NET INTEREST EXPENSE	136	140	272	269
INCOME BEFORE INCOME TAX EXPENSE	210	211	591	519
INCOME TAX EXPENSE	72	72	207	180
NET INCOME	138	139	384	339
Preferred stock dividend requirements	(3)	(3)	(6)	(6)
NET INCOME FOR COMMON STOCK	$135	$136	$378	$333

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

Consolidated Statement of Cash Flows (Unaudited)

	For the Six Months Ended June 30,
	2010	2009
	(Millions of Dollars)
OPERATING ACTIVITIES
Net income	$384	$339
PRINCIPAL NON-CASH CHARGES/(CREDITS) TO INCOME
Depreciation and amortization	388	366
Deferred income taxes	56	151
Rate case amortization and accruals	2	(13)
Common equity component of allowance for funds used during construction	(8)	(5)
Other non-cash items (net)	14	(52)
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable—customers, less allowance for uncollectibles	(21)	144
Materials and supplies, including fuel oil and gas in storage	14	129
Other receivables and other current assets	58	71
Prepayments	2	463
Recoverable energy costs	—	148
Accounts payable	(75)	(242)
Pensions and retiree benefits	22	(16)
Accrued taxes	2	(16)
Accrued interest	(4)	13
Deferred charges, deferred derivative losses, noncurrent assets and other regulatory assets	(271)	(63)
Deferred credits and other regulatory liabilities	97	(45)
Other liabilities	77	(45)
NET CASH FLOWS FROM OPERATING ACTIVITIES	737	1,327
INVESTING ACTIVITIES
Utility construction expenditures	(895)	(992)
Cost of removal less salvage	(65)	(85)
Common equity component of allowance for funds used during construction	8	5
Loan to affiliate	—	113
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(952)	(959)
FINANCING ACTIVITIES
Net (payments of)/proceeds from short-term debt	66	(253)
Issuance of long-term debt	700	750
Retirement of long-term debt	(325)	(275)
Debt issuance costs	(5)	(5)
Capital contribution by parent	24	—
Dividend to parent	(335)	(326)
Preferred stock dividends	(6)	(6)
NET CASH FLOWS (USED IN)/FROM FINANCING ACTIVITIES	119	(115)
CASH AND TEMPORARY CASH INVESTMENTS:
NET CHANGE FOR THE PERIOD	(96)	253
BALANCE AT BEGINNING OF PERIOD	131	37
BALANCE AT END OF PERIOD	$35	$290
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$265	$244
Income taxes	$137	$15

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

Consolidated Balance Sheet (Unaudited)

	June 30, 2010	December 31, 2009
	(Millions of Dollars)
ASSETS
CURRENT ASSETS
Cash and temporary cash investments	$35	$131
Accounts receivable – customers, less allowance for uncollectible accounts of $63 in 2010 and 2009	925	904
Other receivables, less allowance for uncollectible accounts of $5 and $4 in 2010 and 2009, respectively	155	134
Accrued unbilled revenue	484	413
Accounts receivable from affiliated companies	136	124
Fuel oil, gas in storage, materials and supplies, at average cost	295	310
Prepayments	80	82
Regulatory assets	164	104
Revenue decoupling mechanism receivable	16	107
Other current assets	75	89
TOTAL CURRENT ASSETS	2,365	2,398
INVESTMENTS	148	126
UTILITY PLANT AT ORIGINAL COST
Electric	18,120	17,570
Gas	3,680	3,537
Steam	1,967	1,935
General	1,714	1,708
TOTAL	25,481	24,750
Less: Accumulated depreciation	5,127	4,947
Net	20,354	19,803
Construction work in progress	1,382	1,334
NET UTILITY PLANT	21,736	21,137
NON-UTILITY PLANT
Non-utility property, less accumulated depreciation of $21 and $20 in 2010 and 2009, respectively	8	9
NET PLANT	21,744	21,146
OTHER NONCURRENT ASSETS
Regulatory assets	6,491	6,590
Other deferred charges and noncurrent assets	223	201
TOTAL OTHER NONCURRENT ASSETS	6,714	6,791
TOTAL ASSETS	$30,971	$30,461

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

Consolidated Balance Sheet (Unaudited)

	June 30, 2010	December 31, 2009
	(Millions of Dollars)
LIABILITIES AND SHAREHOLDER’S EQUITY
CURRENT LIABILITIES
Long-term debt due within one year	$300	$625
Notes payable	66	—
Accounts payable	870	937
Accounts payable to affiliated companies	9	17
Customer deposits	265	259
Accrued taxes	27	41
Accrued taxes to affiliated companies	25	9
Accrued interest	133	137
Accrued wages	84	89
Other current liabilities	426	333
TOTAL CURRENT LIABILITIES	2,205	2,447
NONCURRENT LIABILITIES
Obligations under capital leases	10	14
Provision for injuries and damages	165	160
Pensions and retiree benefits	2,631	2,978
Superfund and other environmental costs	151	159
Asset Retirement Obligations	125	122
Fair value of derivative liabilities	51	44
Other noncurrent liabilities	95	68
TOTAL NONCURRENT LIABILITIES	3,228	3,545
DEFERRED CREDITS AND REGULATORY LIABILITIES
Deferred income taxes and investment tax credits	5,295	5,139
Regulatory Liabilities	859	703
Other deferred credits	21	29
TOTAL DEFERRED CREDITS AND REGULATORY LIABILITIES	6,175	5,871
LONG-TERM DEBT	9,736	9,038
SHAREHOLDER’S EQUITY
Common shareholder’s equity (See Statement of Shareholder’s Equity)	9,414	9,347
Preferred stock	213	213
TOTAL SHAREHOLDER’S EQUITY	9,627	9,560
TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$30,971	$30,461

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

Consolidated Statement of Common Shareholder’s Equity (Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Repurchased Con Edison Stock	Capital Stock Expense	Accumulated Other Comprehensive Income/(Loss)	Total
(Millions of Dollars/Except Share Data)	Shares	Amount
BALANCE AS OF DECEMBER 31, 2008	235,488,094	$589	$3,664	$5,780	$(962)	$(60)	$(20)	$8,991
Net income				200				200
Common stock dividend to parent				(163)				(163)
Cumulative preferred dividends				(3)				(3)
BALANCE AS OF MARCH 31, 2009	235,488,094	$589	$3,664	$5,814	$(962)	$(60)	$(20)	$9,025
Net income				139				139
Common stock dividend to parent				(163)				(163)
Cumulative preferred dividends				(3)				(3)
BALANCE AS OF JUNE 30, 2009	235,488,094	$589	$3,664	$5,787	$(962)	$(60)	$(20)	$8,998
BALANCE AS OF DECEMBER 31, 2009	235,488,094	$589	$3,877	$5,909	$(962)	$(62)	$(4)	$9,347
Net income				246				246
Capital contribution from parent			12					12
Common stock dividend to parent				(167)				(167)
Cumulative preferred dividends				(3)				(3)
BALANCE AS OF MARCH 31, 2010	235,488,094	$589	$3,889	$5,985	$(962)	$(62)	$(4)	$9,435
Net income				138				138
Capital contribution from parent			12					12
Common stock dividend to parent				(168)				(168)
Cumulative preferred dividends				(3)				(3)
BALANCE AS OF JUNE 30, 2010	235,488,094	$589	$3,901	$5,952	$(962)	$(62)	$(4)	$9,414

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

The separate interim consolidated financial statements of each of the Companies are unaudited but, in the opinion of their respective managements, reflect all adjustments (which include only normally recurring adjustments) necessary for a fair presentation of the results for the interim periods presented. The Companies’ separate interim consolidated financial statements should be read together with their separate audited financial statements (including the combined notes thereto) included in Item 8 of their combined Annual Report on Form 10-K for the year ended December 31, 2009 (the Form 10-K) and their separate unaudited financial statements (including the combined notes thereto) included in Part I, Item 1 of their combined Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010 (the First Quarter Form 10-Q). Information in the notes to the consolidated financial statements in the Form 10-K and the First Quarter Form 10-Q referred to in these notes is incorporated by reference herein. The use of terms such as “see” or “refer to” shall be deemed to incorporate by reference into these notes the information to which reference is made.

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

Note A — Summary of Significant Accounting Policies

Earnings Per Common Share

Reference is made to “Earnings Per Common Share” in Note A to the financial statements included in Item 8 of the Form 10-K. For the three and six months ended June 30, 2010 and 2009, Con Edison’s basic and diluted EPS are calculated as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Millions of Dollars, except per share amounts/Shares in Millions)	2010	2009	2010	2009
Net income for common stock	$183	$150	$409	$330
Weighted average common shares outstanding – Basic	282.0	274.5	281.7	274.2
Add: Incremental shares attributable to effect of potentially dilutive securities	1.5	0.8	1.5	0.8
Adjusted weighted average common shares outstanding – Diluted	283.5	275.3	283.2	275.0
Net income for common stock per common share – basic	$0.65	$0.55	$1.45	$1.20
Net income for common stock per common share – diluted	$0.64	$0.55	$1.44	$1.20

Note B — Regulatory Matters

Reference is made to “Accounting Policies” in Note A and “Rate Agreements” in Note B to the financial statements included in Item 8 of the Form 10-K and Note B to the financial statements in Part I, Item 1 of the First Quarter Form 10-Q.

Rate Agreements

O&R — Electric

In July 2010, O&R filed a request with the New York State Public Service Commission (NYSPSC) for an increase in the rates it charges for electric service rendered in New York, effective July 2011, of $61.7 million. The filing reflects a return on common equity of 11 percent and a common equity ratio of 49.9 percent. Among other things, the filing proposes continuation of the current provisions with respect to recovery from customers of the cost of purchased power and with respect to the deferral of differences between actual expenses allocable to the electric business for pensions and other postretirement benefits, environmental, research and developmental cost to the amounts for such costs reflected in electric rates. The filing also includes an alternative proposal for a three-year electric rate plan with annual rate increases of $47.1 million effective July 2011, and $33.2 million effective July 2012 and 2013. The multi-year filing reflects a return on common equity of 11.55 percent.

In May 2010, Rockland Electric Company (a regulated utility subsidiary of O&R) (RECO), the Division of Rate Counsel, Staff of the New Jersey Board of Public Utilities (NJBPU) and certain other parties entered into a stipulation of settlement with respect to the company's August 2009 request to increase the rates that it can charge its customers for electric delivery service. The stipulation, which was approved by the Board of the NJBPU, provides for an electric rate increase, effective May 17, 2010, of $9.8 million. The stipulation reflects a return on common equity of 10.3 percent and a common equity ratio of approximately 50 percent. The stipulation continues current provisions with respect to recovery from customers of the cost of purchased power and does not provide for reconciliation of actual expenses to amounts reflected in electric rates for pension and other postretirement benefit costs.

CECONY — Gas

In May 2010, CECONY, the staff of the NYSPSC and other parties entered into a Joint Proposal, with respect to the company’s rates for gas delivery service.

The Joint Proposal, which is subject to NYSPSC approval, covers the three-year period October 2010 through September 2013 and provides for gas base rate increases of $47.1 million, $47.9 million and $46.7 million, effective October 2010, 2011 and 2012, respectively. The Joint Proposal reflects the following major items:

•	A weighted average cost of capital of 7.46 percent, reflecting:

18

•

return on common equity of 9.6 percent, assuming achievement by the company of cost avoidance for productivity and “austerity”. The unspecified austerity measures assume reductions in costs of $6 million, $4 million and $2 million in the rate years ending September 2011, 2012 and 2013, respectively;

•	cost of long-term debt of 5.57 percent;

•	common equity ratio of 48 percent; and

•	average rate base of $3,027 million, $3,245 million and $3,434 million for the rate years ending September 2011, 2012 and 2013, respectively.

•

Deferral as a regulatory liability of the revenue requirement impact (i.e., return on investment, depreciation and income taxes) of the amount, if any, by which actual average net plant balances allocable to the company’s gas business are less than the amounts reflected in rates: $2,934 million, $3,148 million and $3,346 million for the rate years ending September 2011, 2012 and 2013, respectively.

•

Sharing with gas customers of any actual earnings, excluding the effects of any penalties and certain other items, above specified percentage returns on equity (based on actual average common equity ratio, subject to a 50 percent maximum), on a cumulative basis over the term of the Joint Proposal, calculated as follows:

•

for the rate year ending September 2011, the company will allocate to customers the revenue requirement equivalent of 60 percent of earnings above 10.35 percent up to and including 11.59 percent, 75 percent of earnings equal to or in excess of 11.6 percent up to and including 12.59 percent and 90 percent of earnings equal to or in excess of 12.6 percent;

•

for the rate years ending September 2012 and 2013, the company will allocate to customers the revenue requirement equivalent of 60 percent of the earnings in excess of 10.1 percent up to and including 11.59 percent, 75 percent of such earnings equal to or in excess of 11.6 percent up to and including 12.59 percent and 90 percent of such earnings equal to or in excess of 12.6 percent;

•

the customers’ share of any such earnings and 50 percent of the company’s share, appropriately adjusted for taxes, would be applied to reduce regulatory assets for pensions and other post-retirement benefits and other costs; and

•

in the event the company does not file for a rate increase to take effect in October 2013, the earnings sharing levels for the rate year ending September 2013 will continue in effect, implemented on an annual basis, until base rates are reset by the NYSPSC.

•

Deferral as a regulatory asset or liability, as the case may be, of differences between the actual level of certain expenses, including, among others, expenses for pension and other postretirement benefits, environmental remediation, property taxes and long-term debt, and amounts for those expenses reflected in rates (with deferral for the difference in property taxes limited to 80 percent of the difference, subject to annual maximum for the remaining 20 percent of the difference of not more than the equivalent in revenue requirement of a 10 basis point impact on return on common equity).

•

Continuation of provisions pursuant to which the company will retain net revenues from non-firm customer transactions. In each year of the rate plan, the company will retain up to $58 million of any such revenues and 25 percent of any such revenues above $58 million. If such revenues are below $58 million in a rate year, the company will accrue a regulatory asset equal to (A) the amount by which such revenues are less than $33 million plus (B) 80 percent of the difference between $58 million and the level of such revenues at or above $33 million.

•

Continuation of the provisions pursuant to which the effects of weather on gas delivery revenues during each billing cycle are reflected in customer bills for that billing cycle, and a revenue decoupling mechanism under which the company’s actual gas delivery revenues, inclusive of any such weather adjustment, would be compared, on a periodic basis, with the delivery revenues reflected in rates, with the difference accrued as a regulatory liability (for refund to gas customers) or a regulatory asset (for recovery from gas customers), as the case may be.

•	Continuation of the rate provisions pursuant to which the company recovers its costs of purchased gas from gas customers.

•	Continuation of provisions for potential penalties (up to $12.6 million annually) if certain gas customer service and system performance targets are not met.

•	Continued collection from gas customers of $32 million on an annual basis subject to potential refund (see “Other Regulatory Matters” below and “Investigation of Contractor Payments” in Note H.

CECONY — Steam

In May 2010, CECONY, the NYSPSC staff and other parties entered into a Joint Proposal, with respect to the company’s rates for steam service. The Joint Proposal, which is subject to NYSPSC approval, covers the three-year period October 2010 through September 2013 and provides for rate increases of $49.5 million, effective October 2010 and 2011, and $17.8 million, effective October 2012, with an additional $31.7 million to be collected through a surcharge in the rate year ending September 2013. The Joint Proposal reflects the following major items:

•

The same weighted average cost of capital, return on common equity (assuming, for the steam business, achievement of unspecified reductions in costs of $4.5 million, $3 million and $1.5 million in the rate years ending September 2011, 2012 and 2013, respectively), cost of long-term debt and common equity ratio as discussed above with respect to CECONY’s gas business and average steam rate base of $1,589 million, $1,603 million and $1,613 million for the rate years ending September 2011, 2012 and 2013, respectively.

•

Deferral as a regulatory liability of the revenue requirement impact of the amount, if any, by which actual average net plant balances allocable to the company’s steam business are less than the amounts reflected in rates for the respective category for each rate year. The amounts reflected in rates are:

	Rate Year Ending September 30,
(Millions of Dollars)	2011	2012	2013
Steam production	$415	$426	$433
Steam distribution	521	534	543

•	Earnings sharing, expense deferral and potential refund ($6 million annually for steam) provisions as discussed above with respect to CECONY’s gas business.

•	Continuation of the rate provisions pursuant to which the company recovers its cost of fuel and purchased steam from its steam customers.

•	Continuation of provisions for potential penalties (up to approximately $1 million annually) if certain steam customer service and system performance targets are not met.

Other Regulatory Matters

In February 2009, the NYSPSC commenced a proceeding to examine the prudence of certain CECONY expenditures (see “Investigation of Contractor Payments” in Note H). Pursuant to NYSPSC orders, a portion of the company’s revenues (effective April 2010, $249 million, $32 million and $6 million on an annual basis for electric, gas and steam service, respectively) is being collected subject to potential refund to customers. At June 30, 2010, the company had collected an estimated $394 million from customers subject to potential refund in connection with this proceeding. The company is unable to estimate the amount, if any, of any such refund and, accordingly, has not established a regulatory liability for a refund.

Regulatory Assets and Liabilities

Regulatory assets and liabilities at June 30, 2010 and December 31, 2009 were comprised of the following items:

	Con Edison		CECONY
(Millions of Dollars)	2010	2009	2010	2009
Regulatory assets
Unrecognized pension and other postretirement costs	$4,128	$4,472	$3,939	$4,259
Future federal income tax	1,390	1,316	1,316	1,249
Environmental remediation costs	417	388	327	329
Net electric deferrals	177	82	177	82
Surcharge for New York State Assessment	156	138	145	126
Deferred derivative losses – long-term	129	106	93	75
Revenue taxes	129	119	126	116
Pension and other postretirement benefits deferrals	135	101	80	49
Property tax reconciliation	43	85	39	85
O&R transition bond charges	50	55	—	—
World Trade Center restoration costs	36	41	36	41
Workers’ compensation	35	37	35	37
Deferred storm costs	49	5	36	—
Other	152	158	142	142
Regulatory assets – long-term	7,026	7,103	6,491	6,590
Deferred derivative losses – current	207	141	164	104
Recoverable energy costs – current	22	60	—	—
Regulatory assets – current	229	201	164	104
Total Regulatory Assets	$7,255	$7,304	$6,655	$6,694
Regulatory liabilities
Allowance for cost of removal less salvage	$394	$371	$323	$303
Refundable energy costs	136	147	108	77
Net unbilled revenue deferrals	146	91	146	91
Revenue Decoupling Mechanism over collection	37	—	37	—
New York State tax refund	28	—	28	—
2005-2008 capital expenditure reserve	26	24	26	24
Gain on sale of First Avenue properties	23	23	23	23
Gain on sale of 125th Street Property	13	—	13	—
Rate case amortizations	7	21	7	21
Electric rate case deferral	—	19	—	19
Other	172	162	148	145
Regulatory liabilities	982	858	859	703
Deferred derivative gains – current	3	8	3	8
Total Regulatory Liabilities	$985	$866	$862	$711

“Net electric deferrals” in June 2010 represent the remaining unamortized balance of certain regulatory assets and liabilities of CECONY that were combined effective April 1, 2010 and are being amortized to income, in accordance with CECONY’s April 2010 rate plan. At December 2009, “net electric deferrals” represented the remaining unamortized balance of certain regulatory assets and liabilities of CECONY that were combined effective April 1, 2005 and were amortized to income in accordance with CECONY’s April 2009 rate plan through March 2010.

Note C — Long-Term Debt

Reference is made to Note C to the financial statements in Item 8 of the Form 10-K and Note C to the financial statements in Part I, Item 1 of the First Quarter Form 10-Q.

In June 2010, CECONY issued $350 million aggregate principal amount of 4.45 percent debentures, Series 2010 A, due 2020 and $350 million aggregate principal amount of 5.70 percent debentures, Series 2010 B, due 2040.

In July 2010, O&R issued a notice to change the method used to determine the interest it is required to pay on its $55 million Series 1994 A tax-exempt debt. The debt (which currently bears a variable rate, determined weekly) is subject to mandatory tender for purchase in August 2010. O&R expects to fund the payment of the purchase price for the debt either from the proceeds of the reoffering of the debt (with a fixed interest rate) or, if O&R determines to have the debt cancelled, the sale of other debt securities.

Note D — Short-Term Borrowing

Reference is made to Note D to the financial statements in Item 8 of the Form 10-K and Note D to the financial statements in Part I, Item 1 of the First Quarter Form 10-Q.

At June 30, 2010, Con Edison had $153 million of commercial paper outstanding, $66 million of which was outstanding under CECONY’s program. The weighted average interest rate was 0.4 percent for each of Con Edison and CECONY. At December 31, 2009, Con Edison and CECONY had no commercial paper outstanding. At June 30, 2010 and December 31, 2009, no loans were outstanding under the Companies’ Credit Agreement and $248 million (including $162 million for CECONY) and $193 million (including $135 million for CECONY) of letters of credit were outstanding under the Credit Agreement, respectively.

Note E — Pension Benefits

Reference is made to Note E to the financial statements in Item 8 of the Form 10-K and Note E to the financial statement in Part I, Item 1 of the First Quarter Form 10-Q.

Net Periodic Benefit Cost

The components of the Companies’ net periodic benefit costs for the three and six months ended June 30, 2010 and 2009 were as follows:

	For the Three Months Ended June 30,
	Con Edison		CECONY
(Millions of Dollars)	2010	2009	2010	2009
Service cost – including administrative expenses	$42	$40	$39	$37
Interest cost on projected benefit obligation	139	131	130	123
Expected return on plan assets	(176)	(173)	(167)	(165)
Amortization of net actuarial loss	106	75	100	68
Amortization of prior service costs	2	2	2	2
NET PERIODIC BENEFIT COST	$113	$75	$104	$65
Amortization of regulatory asset*	1	1	1	1
TOTAL PERIODIC BENEFIT COST	$114	$76	$105	$66
Cost capitalized	(37)	(27)	(34)	(25)
Cost deferred	(33)	(5)	(32)	(3)
Cost charged to operating expenses	$44	$44	$39	$38

*	Relates to increases in CECONY’s pension obligations of $45 million from a 1999 special retirement program.

	For the Six Months Ended June 30,
	Con Edison		CECONY
(Millions of Dollars)	2010	2009	2010	2009
Service cost – including administrative expenses	$84	$80	$78	$74
Interest cost on projected benefit obligation	278	262	260	246
Expected return on plan assets	(352)	(346)	(334)	(330)
Amortization of net actuarial loss	212	150	200	136
Amortization of prior service costs	4	4	4	4
NET PERIODIC BENEFIT COST	$226	$150	$208	$130
Amortization of regulatory asset*	1	2	1	2
TOTAL PERIODIC BENEFIT COST	$227	$152	$209	$132
Cost capitalized	(78)	(54)	(73)	(50)
Cost deferred	(56)	(36)	(53)	(31)
Cost charged to operating expenses	$93	$62	$83	$51

*	Relates to increases in CECONY’s pension obligations of $33 million from a 1993 special retirement program (which was fully amortized in March 2009) and $45 million from a 1999 special retirement program.

Expected Contributions

Based on estimates as of December 31, 2009, the Companies are not required under funding regulations and laws to make any contributions to the pension plan during 2010. The Companies’ policy is to fund their accounting cost to the extent tax deductible, therefore, Con Edison expects to make discretionary contributions in 2010 of $434 million, including $397 million for CECONY (of which CECONY contributed $279 million in the first six months of 2010). During the first six months of 2009, CECONY contributed $184 million to the pension plan. During the second quarter of 2010, the Companies funded $25 million for the non-qualified supplemental pension plans. The Companies are continuing to monitor changes to funding and tax laws that may impact future pension plan funding requirements.

Note F — Other Postretirement Benefits

Reference is made to Note F to the financial statements in Item 8 of the Form 10-K and Note F to the financial statements in Part I, Item 1 of the First Quarter Form 10-Q.

Net Periodic Benefit Cost

The components of the Companies’ net periodic postretirement benefit costs for the three and six months ended June 30, 2010 and 2009 were as follows:

	For the Three Months Ended June 30,
	Con Edison		CECONY
(Millions of Dollars)	2010	2009	2010	2009
Service cost	$6	$5	$5	$4
Interest cost on accumulated other postretirement benefit obligation	23	24	20	21
Expected return on plan assets	(22)	(21)	(19)	(20)
Amortization of net actuarial loss	23	18	21	16
Amortization of prior service cost	(3)	(3)	(4)	(3)
Amortization of transition obligation	1	1	1	1
NET PERIODIC POSTRETIREMENT BENEFIT COST	$28	$24	$24	$19
Cost capitalized	(10)	(9)	(8)	(8)
Cost deferred	1	—	—	—
Cost charged to operating expenses	$19	$15	$16	$11

	For the Six Months Ended June 30,
	Con Edison		CECONY
(Millions of Dollars)	2010	2009	2010	2009
Service cost	$12	$10	$10	$8
Interest cost on accumulated other postretirement benefit obligation	46	48	40	42
Expected return on plan assets	(44)	(42)	(38)	(40)
Amortization of net actuarial loss	46	36	42	32
Amortization of prior service cost	(6)	(6)	(8)	(6)
Amortization of transition obligation	2	2	2	2
NET PERIODIC POSTRETIREMENT BENEFIT COST	$56	$48	$48	$38
Cost capitalized	(20)	(18)	(17)	(15)
Cost deferred	—	(1)	(2)	(2)
Cost charged to operating expenses	$36	$29	$29	$21

Health Care Reform

In March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 became law. The Companies are assessing the impact of these laws. In the first half of 2010, the Companies reduced their deferred tax asset to reflect the laws’ repeal, effective 2013, of the deduction for federal income tax purposes of the portion of the cost of an employer’s retiree prescription drug coverage for which the employer received a benefit under the Medicare Prescription Drug Improvement and Modernization Act of 2003

(see Note F to the financial statements in Item 8 of the Form 10-K). For CECONY, the reductions in its deferred tax asset of $33 million had no effect on net income because a regulatory asset in a like amount on a pre-tax basis was established to reflect future recovery from customers of the increased cost of its retiree prescription drug coverage resulting from the loss of the tax deduction. For O&R’s New York electric and gas services the reductions in their deferred tax assets of $3 million had no effect on net income because a regulatory asset in a like amount on a pre-tax basis was established to reflect future recovery from customers of the increased cost of their retiree prescription drug coverage resulting from the loss of the tax deduction. For RECO and Pike County Light & Power Company (Pike), the reduction in their deferred tax assets of $1 million was taken as a charge to net income. The impact on Con Edison’s deferred tax assets for its other businesses was not material to its results of operations.

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

The accrued liabilities and regulatory assets related to Superfund Sites at June 30, 2010 and December 31, 2009 were as follows:

	Con Edison		CECONY
(Millions of Dollars)	2010	2009	2010	2009
Accrued Liabilities:
Manufactured gas plant sites	$190	$164	$105	$112
Other Superfund Sites	46	48	46	47
Total	$236	$212	$151	$159
Regulatory assets	$417	$388	$327	$329

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

Insurance recoveries related to Superfund Sites for the three and six months ended June 30, 2010 were immaterial. There were no insurance recoveries received related to Superfund Sites for the three and six months ended June 30, 2009. Environmental remediation costs incurred related to Superfund Sites during the three months ended June 30, 2010 and 2009 were as follows:

	For the Three Months Ended June 30,
	Con Edison		CECONY
(Millions of Dollars)	2010	2009	2010	2009
Remediation costs incurred	$14	$24	$13	$23

	For the Six Months Ended June 30,
	Con Edison		CECONY
(Millions of Dollars)	2010	2009	2010	2009
Remediation costs incurred	$23	$40	$21	$39

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

Asbestos Proceedings

Suits have been brought in New York State and federal courts against the Utilities and many other defendants, wherein a large number of plaintiffs sought large amounts of compensatory and punitive damages for deaths and injuries allegedly caused by exposure to asbestos at various premises of the Utilities. The suits that have been resolved, which are many, have been resolved without any payment by the Utilities, or for amounts that were not, in the aggregate, material to them. The amounts specified in all the remaining thousands of suits total billions of dollars; however, the Utilities believe that these amounts are greatly exaggerated, based on the disposition of previous claims. In 2008, CECONY estimated that its aggregate undiscounted potential liability for these suits and additional suits that may be brought over the next 15 years is $9 million. The estimate was based upon a combination of modeling, historical data analysis and risk factor assessment. Actual experience may be materially different. In addition, certain current and former employees have claimed or are claiming workers’ compensation benefits based on alleged disability from exposure to asbestos. Under its current rate agreements, CECONY is permitted to defer as regulatory assets (for subsequent recovery through rates) costs incurred for its asbestos lawsuits and workers’ compensation claims. The accrued liability for asbestos suits and workers’ compensation proceedings (including those related to asbestos exposure) and the amounts deferred as regulatory assets for the Companies at June 30, 2010 and December 31, 2009 were as follows:

	Con Edison		CECONY
(Millions of Dollars)	2010	2009	2010	2009
Accrued liability – asbestos suits	$10	$10	$9	$9
Regulatory assets – asbestos suits	$10	$10	$9	$9
Accrued liability – workers’ compensation	$110	$113	$105	$108
Regulatory assets – workers’ compensation	$35	$37	$35	$37

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

Investigation of Contractor Payments

In January 2009, CECONY commenced an internal investigation relating to the arrests of certain employees and retired employees (all of whom have since pleaded guilty) for accepting kickbacks from contractors that performed construction work for the company. The company has retained a law firm, which has retained an accounting firm, to assist in the company’s investigation. The company is providing information to governmental authorities, which consider the company to be a victim of unlawful conduct, in connection with their investigation of the arrested employees and contractors. The company has terminated its employment of the arrested employees and its contracts with the contractors (one of which is suing the company for substantial damages claiming wrongful termination). In February 2009, the NYSPSC commenced a proceeding that, among other things, will examine the prudence of certain of the company's expenditures relating to the arrests and consider whether additional expenditures should also be examined (see “Other Regulatory Matters” in Note B). The company, based upon its evaluation of its internal controls for 2009 and previous years, believes that the controls were effective to provide reasonable assurance that its financial statements have been fairly presented, in all material respects, in conformity with generally accepted accounting principles. Because the company’s investigation is ongoing, the company is unable to predict the impact of any of the employees’ unlawful conduct on the company’s internal controls, business, results of operations or financial position.

Permit Non-Compliance and Pollution Discharges

In March 2009, the New York State Department of Environmental Conservation (NYSDEC) issued a proposed administrative Order on Consent to CECONY with respect to non-compliance with certain laws, regulations and permit conditions and discharges of pollutants at the company’s steam generating facilities. The proposed order effectively instituted a civil enforcement proceeding against the company. In the proposed order, the NYSDEC is seeking, among other things, the company’s agreement to pay a penalty in an amount the NYSDEC did not specify, retain an independent consultant to conduct a comprehensive audit of the company’s generating facilities to determine compliance with federal and New York State environmental laws and regulations and recommend best practices, remove all equipment containing polychlorinated biphenyls from the company’s steam and electric facilities, remediate polychlorinated biphenyl contamination, install certain wastewater treatment facilities, and comply with additional sampling, monitoring, and training requirements. In March 2010, the NYSDEC issued a revised proposed consent order specifying the amount of penalty the NYSDEC is seeking at $10.8 million. The company will seek to resolve this matter through negotiations with the NYSDEC. It is unable to predict the impact of this matter on the company’s operations or the additional costs, which could be substantial, to comply with the requirements resulting from this matter.

In January 2010, the NYSDEC issued a proposed administrative Order on Consent to CECONY relating to discharges of pollutants, reported by the company to the NYSDEC from 2002 through 2009, into the storm sewer system at a property the company owns in the Astoria section of New York on which the company is permitted by the NYSDEC to operate a hazardous waste storage facility. In April 2010, the NYSDEC issued an order, to which CECONY consented, pursuant to which CECONY paid a $1.1 million penalty and undertake a corrective action plan that will require the company to incur an estimated $12 million of capital expenditures.

In June 2010, the NYSDEC issued a proposed consent order relating to the release of oil into the Bronx River resulting from a November 2009 transformer fire at the company's Dunwoodie electric substation. In July 2010, the NYSDEC issued an order, to which CECONY consented, pursuant to which CECONY will pay a penalty and other amounts totaling $0.7 million.

Lease In/Lease Out Transactions

In each of 1997 and 1999, Con Edison Development entered into a transaction in which it leased property and then immediately subleased it back to the lessor (termed “Lease In/Lease Out,” or LILO transactions).

The transactions respectively involve electric generating and gas distribution facilities in the Netherlands, with a total investment of $259 million. The transactions were financed with $93 million of equity and $166 million of non-recourse, long-term debt secured by the underlying assets. In accordance with the accounting rules for leases, Con Edison is accounting for the two LILO transactions as leveraged leases. Accordingly, the company’s investment in these leases, net of non-recourse debt, is carried as a single amount in Con Edison’s consolidated balance sheet and income is recognized pursuant to a method that incorporates a level rate of return for those years when net investment in the lease is positive, based upon the after-tax cash flows projected at the inception of the leveraged leases. The company’s investment in these leveraged leases was $(33) million at June 30, 2010 and $(24) million at December 31, 2009 and is comprised of a $235 million gross investment less $268 million deferred tax liabilities at June 30, 2010 and $235 million gross investment less $259 million of deferred tax liabilities at December 31, 2009.

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

Con Edison believes that its LILO transactions have been correctly reported, and has not recorded any reserve with respect to the disallowance of tax losses, or related interest, in connection with its LILO transactions. Con Edison’s estimated tax savings, reflected in its financial statements, from the two LILO transactions through June 30, 2010, in the aggregate, was $213 million. If Con Edison were required to repay all or a portion of these amounts, it would also be required to pay interest of up to $71 million net of tax at June 30, 2010.

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

Guarantees

Con Edison and its subsidiaries enter into various agreements providing financial or performance assurance primarily to third parties on behalf of their subsidiaries. Maximum amounts guaranteed by Con Edison totaled $880 million and $929 million at June 30, 2010 and December 31, 2009, respectively.

A summary, by type (described in Note H to the financial statements in Item 8 of the Form 10-K) and term, of Con Edison’s total guarantees at June 30, 2010 is as follows:

Guarantee Type	0 – 3 years	4 – 10 years	> 10 years	Total
	(Millions of Dollars)
Commodity transactions	$617	$9	$134	$760
Affordable housing program	4	—	—	4
Intra-company guarantees	30	—	1	31
Other guarantees	65	20	—	85
TOTAL	$716	$29	$135	$880

Note I — Financial Information by Business Segment

Reference is made to Note N to the financial statements in Item 8 of the Form 10-K.

The financial data for the business segments are as follows:

	For the Three Months Ended June 30,
	Operating revenues		Inter-segment revenues		Depreciation and amortization		Operating income
(Millions of Dollars)	2010	2009	2010	2009	2010	2009	2010	2009
CECONY
Electric	$2,104	$1,812	$2	$3	$156	$146	$319	$312
Gas	239	295	1	1	25	24	44	46
Steam	89	113	18	18	15	15	(29)	(18)
Consolidation adjustments	—	—	(21)	(22)	—	—	—	—
Total CECONY	$2,432	$2,220	$—	$—	$196	$185	$334	$340
O&R
Electric	$153	$144	$—	$—	$8	$8	$15	$10
Gas	35	39	—	—	3	3	(1)	—
Total O&R	$188	$183	$—	$—	$11	$11	$14	$10
Competitive energy businesses	$406	$454	$—	$(1)	$4	$1	$81	$24
Other*	(9)	(12)	—	1	—	—	—	(2)
Total Con Edison	$3,017	$2,845	$—	$—	$211	$197	$429	$372

*	Parent company expenses, primarily interest, and consolidation adjustments. Other does not represent a business segment.

	For the Six Months Ended June 30,
	Operating revenues		Inter-segment revenues		Depreciation and amortization		Operating income
(Millions of Dollars)	2010	2009	2010	2009	2010	2009	2010	2009
CECONY
Electric	$3,832	$3,469	$6	$6	$307	$288	$514	$458
Gas	922	1,077	2	2	50	49	259	252
Steam	396	444	36	36	31	29	73	65
Consolidation adjustments	—	—	(44)	(44)	—	—	—	—
Total CECONY	$5,150	$4,990	$—	$—	$388	$366	$846	$775
O&R
Electric	$314	$289	$—	$—	$16	$15	$22	$18
Gas	125	145	—	—	6	6	21	20
Total O&R	$439	$434	$—	$—	$22	$21	$43	$38
Competitive energy businesses	$906	$867	$—	$(3)	$5	$2	$33	$(18)
Other*	(17)	(22)	—	3	—	—	(1)	(4)
Total Con Edison	$6,478	$6,269	$—	$—	$415	$389	$921	$791

*	Parent company expenses, primarily interest, and consolidation adjustments. Other does not represent a business segment.

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

Energy Price Hedging

Con Edison’s subsidiaries hedge market price fluctuations associated with physical purchases and sales of electricity, natural gas, and steam by using derivative instruments including futures, forwards, basis swaps, options, transmission congestion contracts and financial transmission rights contracts. The fair values of these hedges at June 30, 2010 and December 31, 2009 were as follows:

	Con Edison		CECONY
(Millions of Dollars)	2010	2009	2010	2009
Fair value of net derivative assets/(liabilities) – gross	$(363)	$(266)	$(223)	$(137)
Impact of netting of cash collateral	194	162	113	87
Fair value of net derivative assets/(liabilities) – net	$(169)	$(104)	$(110)	$(50)

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

At June 30, 2010, Con Edison and CECONY had $173 million and $19 million of credit exposure in connection with energy supply and hedging activities, net of collateral, respectively. Con Edison’s net credit exposure consisted of $116 million with investment-grade counterparties, and $57 million primarily with commodity exchange brokers or independent system operators. CECONY’s entire net credit exposure was with commodity exchange brokers.

Economic Hedges

The Companies enter into certain derivative instruments that do not qualify or are not designated as hedges under the accounting rules for derivatives and hedging. However, management believes these instruments represent economic hedges that mitigate exposure to fluctuations in commodity prices.

The fair values of the Companies’ commodity derivatives at June 30, 2010 were:

(Millions of Dollars)	Fair Value of Commodity Derivatives(a) Balance Sheet Location	Con Edison	CECONY
Asset Derivatives
Current	Other current assets	$199	$12
Long term	Other deferred charges and non-current assets	128	5
Total asset derivatives		$327	$17
Impact of netting		(211)	8
Net asset derivatives		$116	$25
Liability Derivatives
Current	Fair value of derivative liabilities	$479	$—
Current	Other current liabilities	—	148
Long term	Fair value of derivative liabilities	211	92
Total liability derivatives		$690	$240
Impact of netting		(405)	(105)
Net liability derivatives		$285	$135

(a)	Qualifying derivative contracts, which have been designated as normal purchases or normal sales contracts, are not reported at fair value under the accounting rules for derivatives and hedging and, therefore, are excluded from the table.

The fair value of the Companies’ commodity derivatives at December 31, 2009 were:

(Millions of Dollars)	Fair Value of Commodity Derivatives(a) Balance Sheet Location	Con Edison	CECONY
Asset Derivatives
Current	Fair value of derivative assets	$213	$40
Long term	Other deferred charges and non-current assets	148	19
Total asset derivatives		$361	$59
Impact of netting		(231)	(20)
Net asset derivatives		$130	$39
Liability Derivatives
Current	Fair value of derivative liabilities	$401	$110
Long term	Fair value of derivative liabilities	226	86
Total liability derivatives		$627	$196
Impact of netting		(393)	(107)
Net liability derivatives		$234	$89

(a)	Qualifying derivative contracts, which have been designated as normal purchases or normal sales contracts, are not reported at fair value under the accounting rules for derivatives and hedging and, therefore, are excluded from the table.

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

The following table presents the changes in the fair values of commodity derivatives that have been deferred or recognized in earnings for the three and six months ended June 30, 2010:

Realized and Unrealized Gains/(Losses) on Commodity Derivatives(a) Deferred or Recognized in Income for the Three Months Ended June 30, 2010
(Millions of Dollars)	Balance Sheet Location	Con Edison		CECONY
Pre-tax gains/(losses) deferred in accordance with accounting rules for regulated operations:
Current	Other current liabilities	$1		$1
Total deferred gains		$1		$1
Current	Other current assets	$95		$78
Current	Recoverable energy costs	$(80)		$(67)
Long term	Regulatory assets	$51		$38
Total deferred losses		$66		$49
Net deferred losses		$67		$50
	Income Statement Location
Pre-tax gain/(loss) recognized in income
	Purchased power expense	$(43	)(b)	$—
	Gas purchased for resale	(11)		—
	Non-utility revenue	2	(b)	—
Total pre-tax gain/(loss) recognized in income		$(52)		$—

(a)	Qualifying derivative contracts, which have been designated as normal purchases or normal sales contracts, are not reported at fair value under the accounting rules for derivatives and hedging and, therefore, are excluded from the table.
(b)	For the three months ended June 30, 2010, Con Edison recorded in non-utility operating revenues and purchased power expense an unrealized pre-tax gain/(loss) of $(45) million and $110 million, respectively.

Realized and Unrealized Gains/(Losses) on Commodity Derivatives(a) Deferred or Recognized in Income for the Six Months Ended June 30, 2010
(Millions of Dollars)	Balance Sheet Location	Con Edison	CECONY
Pre-tax gains/(losses) deferred in accordance with accounting rules for regulated operations:
Current	Other current liabilities	$(5)	$(5)
Total deferred gains		$(5)	$(5)
Current	Other current assets	$(66)	$(60)
Current	Recoverable energy costs	$(135)	$(109)
Long term	Regulatory assets	$(23)	$(18)
Total deferred losses		$(224)	$(187)
Net deferred losses		$(229)	$(192)
	Income Statement Location
Pre-tax gain/(loss) recognized in income
	Purchased power expense	$(106)	$—
	Gas purchased for resale	(6)	—
	Non-utility revenue	17 (b)	—
Total pre-tax gain/(loss) recognized in income		$(95)	$—

(a)	Qualifying derivative contracts, which have been designated as normal purchases or normal sales contracts, are not reported at fair value under the accounting rules for derivatives and hedging and, therefore, are excluded from the table.
(b)	For the six months ended June 30, 2010, Con Edison recorded in non-utility operating revenues an unrealized pre-tax gain/(loss) of $2 million.

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

As of June 30, 2010, Con Edison had 1,422 contracts, including 677 CECONY contracts, which were considered to be derivatives under the accounting rules for derivatives and hedging (excluding qualifying derivative contracts, which have been designated as normal purchases or normal sales contracts). The following table presents the number of contracts by commodity type:

	Electric Derivatives				Gas Derivatives
	Number of Energy Contracts(a)	MWhs(b)	Number of Capacity Contracts(a)	MWs(b)	Number of Contracts(a)	Dths(b)	Total Number Of Contracts(a)
Con Edison	692	17,552,057	45	8,013	685	112,842,500	1,422
CECONY	123	3,703,750	—	—	554	105,250,000	677

(a)	Qualifying derivative contracts, which have been designated as normal purchases or normal sales contracts, are not reported at fair value under the accounting rules for derivatives and hedging and, therefore, are excluded from the table.
(b)	Volumes are reported net of long and short positions.

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

The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position and collateral posted at June 30, 2010, and the additional collateral that would have been required to be posted had the lowest applicable credit rating been reduced one level and to below investment grade were:

(Millions of Dollars)	Con Edison(a)		CECONY(a)
Aggregate fair value – net liabilities	$374		$149
Collateral posted	$212		$73	(b)
Additional collateral(c) (downgrade one level from current ratings(d))	$33		$27
Additional collateral(c) (downgrade to below investment grade from current ratings(d))	$301	(e)	$89

(a)	Non-derivative transactions for the purchase and sale of electricity and gas and qualifying derivative instruments, which have been designated as normal purchases or normal sales, are excluded from the table. These transactions primarily include purchases of electricity from independent system operators. In the event the Utilities and Con Edison’s competitive energy businesses were no longer extended unsecured credit for such purchases, the Companies would be required to post collateral, which at June 30, 2010, would have amounted to an estimated $194 million for Con Edison, including $121 million for CECONY. For certain other such non-derivative transactions, the Companies could be required to post collateral under certain circumstances, including in the event counterparties had reasonable grounds for insecurity.
(b)	Across the Utilities’ energy derivative positions, credit limits for the same counterparties are generally integrated. At June 30, 2010, the Utilities posted combined collateral of $117 million, including an estimated $44 million attributable to O&R.
(c)	The Companies measure the collateral requirements by taking into consideration the fair value amounts of derivative instruments that contain credit-risk-related contingent features that are in a net liabilities position plus amounts owed to counterparties for settled transactions and amounts required by counterparties for minimum financial security. The fair value amounts represent unrealized losses, net of any unrealized gains where the Companies have a legally enforceable right of setoff.
(d)	The current ratings are Moody’s, S&P and Fitch long-term credit rating of, as applicable, Con Edison (Baa1/BBB+/BBB+), CECONY (A3/A-/A-) or O&R (Baa1/A-/A). Credit ratings assigned by rating agencies are expressions of opinions that are subject to revision or withdrawal at any time by the assigning rating agency.
(e)	Derivative instruments that are net assets have been excluded from the table. At June 30, 2010, if Con Edison had been downgraded to below investment grade, it would have been required to post additional collateral for such derivative instruments of not more than $20 million.

Interest Rate Swaps

O&R has an interest rate swap related to its Series 1994A Debt. See Note C to the financial statement in Item 8 of the Form 10-K. O&R pays a fixed-rate of 6.09 percent and receives a LIBOR-based variable rate. The fair value of this interest rate swap at June 30, 2010 was an unrealized loss of $12 million, which has been included in Con Edison’s consolidated balance sheet as a noncurrent liability/fair value of derivative liabilities and a regulatory asset. There was no material change in the fair value of the swap for the three and six months ended June 30, 2010. In the event O&R’s credit rating was downgraded to BBB- or lower by Standard & Poor’s Rating Services or Baa3 or lower by Moody’s Investors Service, the swap counterparty could elect to terminate the agreement and, if it did so, the parties would then be required to settle the transaction.

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

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2010 are summarized below.

	Level 1		Level 2		Level 3		Netting Adjustments(4)		Total
(Millions of Dollars)	Con Edison	CECONY	Con Edison	CECONY	Con Edison	CECONY	Con Edison	CECONY	Con Edison	CECONY
Derivative assets:
Commodity	$—	$—	$69	$7	$195	$5	$(148)	$13	$116	$25
Transfers in(5)(6)	—	—	—	—	2	2	—	—	2	2
Transfers out(5)(6)	—	—	(2)	(2)	—	—	—	—	(2)	(2)
Commodity(1)	—	—	67	5	197	7	(148)	13	116	25
Other assets(3)	58	58	—	—	94	85	—	—	152	143
Total	$58	$58	$67	$5	$291	$92	$(148)	$13	$268	$168
Derivative liabilities:
Commodity	$6	$5	$303	$173	$318	$57	$(342)	$(100)	$285	$135
Transfers in(5)(7)	—	—	20	20	—	—	—	—	20	20
Transfers out(5)(7)	—	—	—	—	(20)	(20)	—	—	(20)	(20)
Commodity(1)	6	5	323	193	298	37	(342)	(100)	285	135
Interest rate contract(2)	—	—	—	—	12	—	—	—	12	—
Total	$6	$5	$323	$193	$310	$37	$(342)	$(100)	$297	$135

(1)	A significant portion of the commodity derivative contracts categorized in Level 3 is valued using either an industry acceptable model or an internally developed model with observable inputs. The models also include some less readily observable inputs resulting in the classification of the entire contract as Level 3. See Note J.
(2)	See Note J.
(3)	Other assets are comprised of assets such as life insurance contracts within the Deferred Income Plan and Supplemental Retirement Income Plans, held in rabbi trusts.
(4)	Amounts represent the impact of legally-enforceable master netting agreements that allow the Companies to net gain and loss positions and cash collateral held or placed with the same counterparties.
(5)	The Companies’ policy is to recognize transfers into and transfers out of the levels at the end of the reporting period.
(6)	Transferred from Level 2 to Level 3 because of reassessment of the levels in the fair value hierarchy within which certain inputs fall.
(7)	Transferred from Level 3 to Level 2 because of availability of observable market data due to decrease in the terms of certain contracts from beyond one year as of March 31, 2010 to less than one year as of June 30, 2010.

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2009 are summarized below.

	Level 1		Level 2		Level 3		Netting Adjustments(4)		Total
(Millions of Dollars)	Con Edison	CECONY	Con Edison	CECONY	Con Edison	CECONY	Con Edison	CECONY	Con Edison	CECONY
Derivative assets:
Commodity(1)	$3	$3	$92	$21	$201	$17	$(166)	$(2)	$130	$39
Other assets(3)	36	36	—	—	92	83	—	—	128	119
Total	$39	$39	$92	$21	$293	$100	$(166)	$(2)	$258	$158
Derivative liabilities:
Commodity(1)	$6	$1	$296	$155	$260	$22	$(328)	$(89)	$234	$89
Interest rate contract(2)	—	—	—	—	11	—	—	—	11	—
Total	$6	$1	$296	$155	$271	$22	$(328)	$(89)	$245	$89

(1)	A significant portion of the commodity derivative contracts categorized in Level 3 is valued using either an industry acceptable model or an internally developed model with observable inputs. The models also include some less readily observable inputs resulting in the classification of the entire contract as Level 3. See Note O to the financial statements in Item 8 of the Form 10-K.
(2)	See Note O to the financial statements in Item 8 of the Form 10-K.
(3)	Other assets are comprised of assets such as life insurance contracts within the Deferred Income Plan and Supplemental Retirement Income Plans, held in rabbi trusts.
(4)	Amounts represent the impact of legally-enforceable master netting agreements that allow the Companies to net gain and loss positions and cash collateral held or placed with the same counterparties.

The table listed below provides a reconciliation of the beginning and ending net balances for assets and liabilities measured at fair value for the three and six months ended June 30, 2010 and classified as Level 3 in the fair value hierarchy:

	For the Three Months Ended June 30, 2010
		Total Gains/(Losses)— Realized and Unrealized
(Millions of Dollars)	Beginning Balance as of April 1, 2010	Included in Earnings	Included in Regulatory Assets and Liabilities	Purchases, Issuances, Sales and Settlements	Transfer In/Out of Level 3	Ending Balance as of June 30, 2010
Con Edison
Derivatives:
Commodity	(168)	1	34	14	18	(101)
Interest rate contract	(11)	(1)	(1)	1	—	(12)
Other(1)	93	—	1	—	—	94
Total	(86)	—	34	15	18	(19)
CECONY
Derivatives:
Commodity	(48)	(2)	4	(2)	18	(30)
Other(1)	84	—	1	—	—	85
Total	36	(2)	5	(2)	18	55

(1)	Amounts included in earnings are reported in investment and other income on the consolidated income statement.

	For the Six Months Ended June 30, 2010
		Total Gains/(Losses)— Realized and Unrealized
(Millions of Dollars)	Beginning Balance as of January 1, 2010	Included in Earnings	Included in Regulatory Assets and Liabilities	Purchases, Issuances, Sales and Settlements	Transfer In/Out of Level 3	Ending Balance as of June 30, 2010
Con Edison
Derivatives:
Commodity	(59)	(50)	(38)	28	18	(101)
Interest rate contract	(11)	(2)	(1)	2	—	(12)
Other(1)	92	—	2	—	—	94
Total	22	(52)	(37)	30	18	(19)
CECONY
Derivatives:
Commodity	(5)	(7)	(29)	(7)	18	(30)
Other(1)	83	—	2	—	—	85
Total	78	(7)	(27)	(7)	18	55

(1)	Amounts included in earnings are reported in investment and other income on the consolidated income statement.

The table listed below provides a reconciliation of the beginning and ending net balances for assets and liabilities measured at fair value for the three and six months ended June 30, 2009 and classified as Level 3 in the fair value hierarchy:

	For the Three Months Ended June 30, 2009
		Total Gains/(Losses)— Realized and Unrealized
(Millions of Dollars)	Beginning Balance as of April 1, 2009	Included in Earnings	Included in Regulatory Assets and Liabilities	Purchases, Issuances, Sales and Settlements	Transfer In/Out of Level 3	Ending Balance as of June 30, 2009
Con Edison
Derivatives:
Energy	$(115)	$(76)	$1	$105	$—	$(85)
Financial & other	(14)	—	2	—	—	(12)
Other	68	5	9	—	—	82
Total	$(61)	$(71)	$12	$105	$—	$(15)
CECONY
Derivatives:
Energy	$(7)	$(5)	$(7)	$21	$—	$2
Other	61	5	8	—	—	74
Total	$54	$—	$1	$21	$—	$76

	For the Six Months Ended June 30, 2009
		Total Gains/(Losses)— Realized and Unrealized
(Millions of Dollars)	Beginning Balance as of January 1, 2009	Included in Earnings	Included in Regulatory Assets and Liabilities	Purchases, Issuances, Sales and Settlements	Transfer In/Out of Level 3	Ending Balance as of June 30, 2009
Con Edison
Derivatives:
Energy	$(50)	$(105)	$(51)	$121	$—	$(85)
Financial & other	(15)	—	3	—	—	(12)
Other	73	3	6	—	—	82
Total	$8	$(102)	$(42)	$121	$—	$(15)
CECONY
Derivatives:
Energy	$1	$(6)	$(15)	$22	$—	$2
Other	65	3	6	—	—	74
Total	$66	$(3)	$(9)	$22	$—	$76

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

For the competitive energy businesses, realized and unrealized gains and losses on Level 3 commodity derivative assets and liabilities are reported in non-utility revenues ($27 million loss and $39 million loss) and purchased power costs ($49 million gain and $1 million loss) on the consolidated income statement for the three months ended June 30, 2010 and 2009, respectively. Realized and unrealized gains and losses on Level 3 commodity derivative assets and liabilities are reported in non-utility revenues ($33 million gain and $53 million loss) and purchased power costs ($40 million loss and $1 million loss) on the consolidated income statement for the six months ended June 30, 2010 and 2009, respectively. The change in fair value relating to Level 3 commodity derivative assets and liabilities held at June 30, 2010 is included in non-utility revenues ($45 million loss) and purchased power costs ($64 million gain) on the consolidated income statement for the three months ended June 30, 2010. For the three months ended June 30, 2009, the change in fair value relating to Level 3 commodity derivative assets and liabilities included in non-utility revenues was an $11 million gain and was immaterial in purchased power costs. The change in fair value relating to Level 3 commodity derivative assets and liabilities held at June 30, 2010 is included in non-utility revenues ($1 million gain) and purchased power costs ($7 million loss) on the consolidated income statement for the six months ended June 30, 2010. For the six months ended June 30, 2009, the change in fair value relating to Level 3 commodity derivative assets and liabilities included in non-utility revenues was a $1 million loss and was immaterial in purchased power costs.

For the Utilities, realized and unrealized gains and losses on Level 3 other assets and liabilities were immaterial for the three months ended June 30, 2010 and a $5 million gain, which is reported in investment and other income on the consolidated income statement, for the three months ended June 30, 2009. Realized and unrealized gains and losses on Level 3 other assets and liabilities were immaterial for the six months ended June 30, 2010 and a $3 million gain, which is reported in investment and other income on the consolidated income statement for the six months ended June 30 2009.

Note L — Variable Interest Entities

Reference is made to Notes Q and T to the financial statements in Item 8 of the Form 10-K and Note L to the financial statements in Part I, Item 1 of the First Quarter Form 10-Q.

Effective January 1, 2010, the Companies adopted ASU No. 2009-17, “Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.” The Companies have not identified any interests they have in any variable interest entity (VIE) that would require the Companies to include the accounts of the VIE in the Companies’ consolidated financial statements. In the second quarter of 2010, CECONY again requested from five potential VIEs (Sithe/Independence Power Partners, LP, Cogen Technologies Linden Venture, LP, Selkirk Cogen Partners, LP, Brooklyn Navy Yard Cogeneration Partners, LP, and Indeck Energy Services of Corinth, Inc.), with which CECONY has long-term electricity purchase agreements, the information necessary to determine whether the entity is a VIE and whether CECONY is its primary beneficiary. The information was not made available. CECONY also has a long-term electricity purchase agreement with Astoria Energy, LLC (Astoria Energy). CECONY has determined that Astoria Energy is a VIE, and that CECONY is not its primary beneficiary since CECONY does not have the power to direct the activities that CECONY believes most significantly impact the economic performance of Astoria Energy. In particular, CECONY has not invested in, or guaranteed the indebtedness of, Astoria Energy and CECONY does not operate or maintain Astoria Energy’s generating facilities. CECONY’s significant involvement with the entities with which it entered into long-term electricity purchase agreements is CECONY’s purchase of energy and capacity under the agreements, as to which CECONY’s maximum exposure to the entities is limited pursuant to the agreements. For information about the agreements, see Note I to the financial statements in Item 8 of the Form 10-K.

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

This MD&A should be read in conjunction with the Second Quarter Financial Statements and the notes thereto, the MD&A in Item 7 of the Companies’ combined Annual Report on Form 10-K for the year ended December 31, 2009 (File Nos. 1-14514 and 1-1217, the Form 10-K) and the MD&A in Part 1, Item 2 of the Companies’ combined Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010 (File Nos. 1-14514 and 1-1217, the First Quarter Form 10-Q).

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

CECONY’s principal business operations are its regulated electric, gas and steam delivery businesses. O&R’s principal business operations are its regulated electric and gas delivery businesses. The competitive energy businesses sell electricity to wholesale and retail customers, provide certain energy-related services and participate in energy infrastructure projects. Con Edison is evaluating additional opportunities to invest in electric and gas-related businesses.

Con Edison’s strategy is to provide reliable energy services, maintain public and employee safety, promote energy efficiency and develop cost-effective ways of performing its business. Con Edison seeks to be a responsible steward of the environment and enhance its relationships with customers, regulators and members of the communities it serves.

CECONY

Electric

CECONY provides electric service to approximately 3.3 million customers in all of New York City (except part of Queens) and most of Westchester County, an approximately 660 square mile service area with a population of more than nine million.

Gas

CECONY delivers gas to approximately 1.1 million customers in Manhattan, the Bronx and parts of Queens and Westchester County.

Steam

CECONY operates the largest steam distribution system in the United States by producing, purchasing and delivering more than 23,000 MMlbs of steam annually to approximately 1,760 customers in parts of Manhattan.

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

Competitive Energy Businesses

Con Edison pursues competitive energy opportunities through three wholly-owned subsidiaries: Con Edison Solutions, Con Edison Energy and Con Edison Development. These businesses include the sales and related hedging of electricity to wholesale and retail customers, sales of certain energy-related products and services and participation in energy infrastructure projects. At June 30, 2010, Con Edison’s equity investment in its competitive energy businesses was $295 million and their assets amounted to $836 million.

Certain financial data of Con Edison’s businesses is presented below:

	Three Months Ended June 30, 2010				Six Months Ended June 30, 2010				At June 30, 2010
(Millions of Dollars)	Operating Revenues		Net Income for Common Stock		Operating Revenues		Net Income for Common Stock		Assets
Con Edison of New York	$2,432	81%	$135	74%	$5,150	80%	$378	93%	$30,971	90%
O&R	188	6%	4	2%	439	7%	18	4%	2,193	6%
Total Utilities	2,620	87%	139	76%	5,589	87%	396	97%	33,164	96%
Con Edison Development	—	—%	(2)	(1)%	—	—%	(2)	(1)%	434	1%
Con Edison Energy(a)	55	2%	(2)	(1)%	210	3%	6	1%	135	1%
Con Edison Solutions(a)	353	12%	52	28%	700	11%	15	4%	267	1%
Other(b)	(11)	(1)%	(4)	(2)%	(21)	(1)%	(6)	(1)%	389	1%
Total Con Edison	$3,017	100%	$183	100%	$6,478	100%	$409	100%	$34,389	100%

(a)	Net income from the competitive energy businesses for the three months ended June 30, 2010 includes $39 million of net after-tax mark-to-market gains (Con Edison Solutions, $39 million). Net income from the competitive energy businesses for the six months ended June 30, 2010 includes $1 million of net after-tax mark-to-market gains (Con Edison Energy, $11 million and Con Edison Solutions, $(10) million).
(b)	Represents inter-company and parent company accounting. See “Results of Operations,” below.

Con Edison’s net income for common stock for the three months ended June 30, 2010 was $183 million or $0.65 a share compared with earnings of $150 million or $0.55 a share for the three months ended June 30, 2009. Con Edison’s net income for common stock for the six months ended June 30, 2010 was $409 million or $1.45 a share compared with earnings of $330 million or $1.20 a share for the six months ended June 30, 2009. See “Results of Operations – Summary,” below.

Results of Operations — Summary

Net income for common stock for the three and six months ended June 30, 2010 and 2009 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions of Dollars)	2010	2009	2010	2009
Con Edison of New York	$135	$136	$378	$333
O&R	4	2	18	14
Competitive energy businesses(a)	48	15	19	(10)
Other(b)	(4)	(3)	(6)	(7)
CON EDISON	$183	$150	$409	$330

(a)	Includes $39 million and $19 million of net after-tax mark-to-market gains for the three months ended June 30, 2010 and 2009, respectively. Includes $1 million and $(16) million of net after-tax mark-to-market gains/(losses) for the six months ended June 30, 2010 and 2009, respectively.
(b)	Represents inter-company and parent company accounting. See “Results of Operations,” below.

The results of operations for the three and six months ended June 30, 2010, compared with the 2009 period, reflect changes in the Utilities’ rate plans. These rate plans include an increase in the allowed electric return on common equity for CECONY. The rate plans provide for additional revenues to cover expected increases, discussed below, in certain operations and maintenance expenses, depreciation, property taxes and interest charges. The results of operations include the operating results of the competitive energy businesses, including net mark-to-market effects.

The increases in operations and maintenance expenses reflect higher costs for pension and other post-retirement benefits, demand side management programs and regulatory assessments in the 2010 period, offset in part by savings in certain operating expenses through cost control efforts. Depreciation and property taxes were higher in the 2010 period reflecting primarily the impact from higher utility plant balances. Interest charges were higher for the six months ended June 30, 2010 period reflecting increased outstanding long-term debt.

The following table presents the estimated effect on earnings per share and net income for common stock for the 2010 period compared with the 2009 period, resulting from these and other major factors:

	Three Months Ended Variation 2010 vs. 2009		Six Months Ended Variation 2010 vs. 2009
	Earnings per Share Variation	Net Income for Common Stock Variation (Millions of Dollars)	Earnings per Share Variation	Net Income for Common Stock Variation (Millions of Dollars)
CECONY(a)
Rate plans, primarily to recover increases in certain costs	$0.20	$55	$0.73	$199
Operations and maintenance expense	(0.12)	(33)	(0.35)	(97)
Depreciation and property taxes	(0.09)	(26)	(0.25)	(70)
Net interest expense	0.02	5	(0.01)	(3)
Other (includes dilutive effect of new stock issuances)	(0.02)	(2)	0.01	16
Total CECONY	(0.01)	(1)	0.13	45
O&R	—	2	0.01	4
Competitive energy businesses
Earnings excluding net mark-to-market effects	0.04	13	0.05	13
Net mark-to-market effects(b)	0.07	20	0.06	16
Total competitive energy businesses	0.11	33	0.11	29
Other, including parent company expenses	—	(1)	—	1
Total variation	$0.10	$33	$0.25	$79

(a)	Under the revenue decoupling mechanisms in CECONY’s electric and gas rate plans and the weather-normalization clause applicable to the gas business, revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved. Under CECONY’s rate plans, pension and other postretirement costs and certain other costs are reconciled to amounts reflected in rates for such costs.
(b)	For the three months ended June 30th, these variations reflect after-tax net mark-to-market gains of $39 million or $0.14 a share in 2010 and after-tax net mark-to-market gains of $19 million or $0.07 a share in 2009. For the six months ended June 30th, the variations reflect after-tax net mark-to-market gains of $1 million in 2010, and after-tax net mark-to-market losses of $16 million or $0.06 a share in 2009.

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

Liquidity and Capital Resources

The Companies’ liquidity reflects cash flows from operating, investing and financing activities, as shown on their respective consolidated statement of cash flows and as discussed below. See “Liquidity and Capital Resources” in Item 7 of the Form 10-K. Changes in the Companies’ cash and temporary cash investments resulting from operating, investing and financing activities for the six months ended June 30, 2010 and 2009 are summarized as follows:

	Con Edison			CECONY
(Millions of Dollars)	2010	2009	Variance	2010	2009	Variance
Operating activities	$795	$1,443	$(648)	$737	$1,327	$(590)
Investing activities	(1,007)	(1,119)	112	(952)	(959)	7
Financing activities	130	(87)	217	119	(115)	234
Net change	(82)	237	(319)	(96)	253	(349)
Balance at beginning of period	260	74	186	131	37	94
Balance at end of period	$178	$311	$(133)	$35	$290	$(255)

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

Net cash flows from operating activities for the six months ended June 30, 2010 for Con Edison and CECONY were $648 million and $590 million lower, respectively, than in the 2009 period. The decreases in net cash flows reflect the January 2010 semi-annual payment of CECONY’s New York City property taxes, without a comparable semi-annual payment in January 2009. The Company achieved a 1.5 percent reduction in its New York City property taxes for the fiscal year ending June 30, 2009 by prepaying the annual tax amount in July 2008.

The change in net cash flows also reflects the timing of payments for and recovery of energy costs. This timing issue is reflected within changes to accounts receivable – customers, recoverable energy costs and accounts payable balances.

Cash Flows Used in Investing Activities

Net cash flows used in investing activities for the six months ended June 30, 2010 for Con Edison and CECONY were $112 million and $7 million lower, respectively, than in the 2009 period. The decrease reflects primarily decreased construction expenditures in 2010. The lower net cash flows used in investing activities for CECONY were offset in part by the repayment of loans by O&R to CECONY in the 2009 period. See Note S to the financial statements in Item 8 of the Form 10-K.

Cash Flows from Financing Activities

Net cash flows from financing activities for the six months ended June 30, 2010 for Con Edison and CECONY were $217 million and $234 million higher, respectively, than in the 2009 period.

Net cash flows from financing activities during the six months ended June 30, 2010 and 2009 reflect the following CECONY transactions:

2010

•	Issued $350 million 4.45 percent 10-year debentures and $350 million 5.70 percent 30-year debentures: and

•	Redeemed at maturity $325 million 8.125 percent 10-year debentures.

2009

•	Issued $275 million 5.55 percent 5-year debentures and $475 million 6.65 percent 10-year debentures; and

•	Redeemed at maturity $275 million 4.70 percent 5-year debentures.

Con Edison’s net cash flows from financing activities for the six months ended June 30, 2010 also reflect the following O&R transactions:

•	Redeemed in advance of maturity $45 million 7.00 percent 30-year debentures that were due in 2029; and

•	Redeemed at maturity $55 million 7.50 percent 10-year debentures.

Cash flows from financing activities of the Companies also reflect commercial paper issuance (included on the consolidated balance sheets as “Notes payable”). The commercial paper amounts outstanding at June 30, 2010 and June 30, 2009 and the average daily balances for six months ended June 30, 2010 and 2009 for Con Edison and CECONY were as follows:

	2010		2009
(Millions of Dollars, except Weighted Average Yield)	Outstanding at June 30	YTD average	Outstanding at June 30	YTD average
Con Edison	$153	$360	$100	$246
CECONY	$66	$349	$—	$112
Weighted average yield	0.4%	0.3%	0.4%	0.5%

Cash flows from financing activities for the six months ended June 30, 2010 and 2009 also reflect the issuance of Con Edison common shares through its dividend reinvestment and employee stock plans (2010: 1,203,695 shares for $25 million, 2009: 1,117,449 shares for $15 million). In addition, as a result of the stock plan issuances, cash used to pay common stock dividends was reduced by $24 million in both periods.

Common stock issuances and external borrowings are sources of liquidity that could be affected by changes in credit ratings, financial performance and capital market conditions. For information about the Companies’ credit ratings and certain financial ratios, see “Capital Requirements and Resources – Capital Resources” in Item 1 of the Form 10-K.

Other Changes in Assets and Liabilities

The following table shows changes in certain assets and liabilities at June 30, 2010, compared with December 31, 2009.

	Con Edison	CECONY
(Millions of Dollars)	2010 vs. 2009 Variance	2010 vs. 2009 Variance
Assets
Regulatory asset – unrecognized pension and other post-retirement benefit deferrals	(344)	(320)

Liabilities
Pension and retiree benefits	(351)	(346)

Regulatory Asset for Unrecognized Pension and Other Post-Retirement Benefit Costs and Non-Current Liability for Pension and Retiree Benefits

The decreases in the regulatory asset for unrecognized pension and other post-retirement benefit costs and the non-current liability for pension and retiree benefits reflects the final actuarial valuation of the underfunding of the pension and other retiree benefit plans as measured at December 31, 2009 in accordance with the accounting rules for pensions and the year-to-date amortization of accounting costs. The decrease in the non-current liability for pension and retiree benefits also reflects the contributions to the pension plan made by CECONY in the first half of the year. See Notes B, E and F to the financial statements in Item 8 of the Form 10-K and Note E to the Second Quarter Financial Statements.

Capital Requirements and Resources

At June 30, 2010, there was no material change in the Companies’ capital requirements and resources compared to those disclosed under “Capital Requirements and Resources – Capital Requirements” and “Capital Requirement and Resources – Capital Resources” in Item 1 of the Form 10-K, other than as described below and in Note C to the Second Quarter Financial Statements.

CECONY is in the process of reviewing its capital requirements and expects to defer certain projects which had estimated construction expenditures of $75 million and $200 million in 2011 and 2012, respectively. CECONY expects that its construction expenditures for 2011 and 2012 will decrease from the amounts estimated under “Capital Requirements” in Item 1 of the Form 10-K.

For each of the Companies, the ratio of earnings to fixed charges (Securities and Exchange Commission basis) for the six months ended June 30, 2010 and 2009 and the 12 months ended December 31, 2009 was:

	Earnings to Fixed Charges (Times)
	For the Six Months Ended June 30, 2010	For the Six Months Ended June 30, 2009	For the Twelve Months Ended December 31, 2009
Con Edison	2.9	2.5	3.0
CECONY	3.1	2.8	3.1

For each of the Companies, the common equity ratio at June 30, 2010 and December 31, 2009 was:

	Common Equity Ratio (Percent of total capitalization)
	June 30, 2010	December 31, 2009
Con Edison	49.1	50.5
CECONY	48.6	50.3

Contractual Obligations

At June 30, 2010, there were no material changes in the Companies’ aggregate obligation to make payments pursuant to contracts compared to those discussed under “Capital Requirements and Resources – Contractual Obligations” in Item 1 of the Form 10-K.

Electric Power Requirements

At June 30, 2010, there were no material changes in the Companies’ electric power requirements compared to those disclosed under “Electric Operations – Electric Supply” in Item 1 of the Form 10-K.

Regulatory Matters

At June 30, 2010, there were no material changes in the Companies’ regulatory matters compared to those disclosed under “Utility Regulation” in Item 1 of the Form 10-K and “Rate Agreements” in Note B to the financial statements in Item 8 of the Form 10-K, other than as described in Note B to the Second Quarter Financial Statements.

Financial and Commodity Market Risks

The Companies are subject to various risks and uncertainties associated with financial and commodity markets. The most significant market risks include interest rate risk, commodity price risk, credit risk and investment risk. At June 30, 2010, there were no material changes in the Companies’ financial and commodity market risks compared to those discussed under “Financial and Commodity Market Risks” in Item 7 of the Form 10-K, other than as described below and in Note J to the Second Quarter Financial Statements.

Commodity Price Risk

Con Edison’s commodity price risk relates primarily to the purchase and sale of electricity, gas and related derivative instruments. The Utilities and Con Edison’s competitive energy businesses have risk management strategies to mitigate their related exposures. See Note J to the Second Quarter Financial Statements.

Con Edison estimates that, as of June 30, 2010, a 10 percent decline in market prices would result in a decline in fair value of $93 million for the derivative instruments used by the Utilities to hedge purchases of electricity and gas, of which $73 million is for CECONY and $20 million is for O&R. Con Edison expects that any such change in fair value would be largely offset by directionally opposite changes in the cost of the electricity and gas purchased. In accordance with provisions approved by state regulators, the Utilities generally recover from customers the costs they incur for energy purchased for their customers, including gains and losses on certain derivative instruments used to hedge energy purchased and related costs. See “Recoverable Energy Costs” in Note A to the financial statements in Item 8 of the Form 10-K.

Con Edison’s competitive energy businesses use a value-at-risk (VaR) model to assess the market risk of their electricity and gas commodity fixed-price purchase and sales commitments, physical forward contracts and commodity derivative instruments. VaR represents the potential change in fair value of instruments or the portfolio due to changes in market factors, for a specified time period and confidence level. These businesses estimate VaR across their electricity and natural gas commodity businesses using a delta-normal variance/covariance model with a 95 percent confidence level. Since the VaR calculation involves complex methodologies and estimates and assumptions that are based on past experience, it is not necessarily indicative of future results. VaR for transactions associated with hedges on commodity contracts, assuming a one-day holding period, for the six months ended June 30, 2010 and the year ended December 31, 2009, was as follows:

	June 30, 2010	December 31, 2009
	(Millions of Dollars)
95% Confidence Level, One-Day Holding Period
Average for the period	1	1
High	1	2
Low	—	—

Credit Risk

The Companies are exposed to credit risk related to transactions entered into primarily for the various energy supply and hedging activities by the Utilities and the competitive energy businesses. Credit risk relates to the loss that may result from a counterparty’s nonperformance. The Companies use credit policies to manage this risk, including an established credit approval process, monitoring of counterparty limits, netting provisions within agreements and collateral or prepayment arrangements, credit insurance and credit default swaps. The Companies measure credit risk exposure as the replacement cost for open energy commodity and derivative positions plus amounts owed from counterparties for settled transactions. The replacement cost of open positions represents unrealized gains, net of any unrealized losses where the Companies have a legally enforceable right of setoff. See “Credit Exposure” in Note J to the Second Quarter Financial Statements.

Environmental Matters

For information concerning climate change, environmental sustainability, potential liabilities arising from laws and regulations protecting the environment and other environmental matters, see “Environmental Matters” in Item 1 of the Form 10-K and Notes G and H to the Second Quarter Financial Statements.

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

The results of operations for the three and six months ended June 30, 2010, as compared with the 2009 period, reflect changes in the Utilities’ rate plans. These rate plans include an increase in the allowed electric return on common equity for CECONY. The rate plans provide for additional revenues to cover expected increases, discussed below, in certain operations and maintenance expenses, depreciation, property taxes and interest charges. The results of operations include the operating results of the competitive energy businesses, including net mark-to-market effects.

The increases in operations and maintenance expenses reflect higher costs for pension and other post-retirement benefits, demand side management programs and regulatory assessments in the 2010 period, offset in part by savings in certain operating expenses through cost control efforts. Depreciation and property taxes were higher in the 2010 period reflecting primarily the impact from higher utility plant balances. Interest charges were higher for the six months ended June 30, 2010 period reflecting increased outstanding long-term debt. For additional information about major factors affecting earnings, see “Results of Operations – Summary,” above.

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

Con Edison’s principal business segments are CECONY’s regulated electric, gas and steam utility activities, O&R’s regulated electric and gas utility activities and Con Edison’s competitive energy businesses. CECONY’s principal business segments are its regulated electric, gas and steam utility activities. A discussion of the results of operations by principal business segment for the three and six months ended June 30, 2010 and 2009 follows. For additional business segment financial information, see Note I to the Second Quarter Financial Statements.

Three Months Ended June 30, 2010 Compared with Three Months Ended June 30, 2009

The Companies’ results of operations (which were discussed above under “Results of Operations – Summary”) in 2010 compared with 2009 were:

	CECONY		O&R		Competitive Energy Businesses and Other**		Con Edison*
(Millions of Dollars)	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent
Operating revenues	$212	9.5%	$5	2.7%	$(45)	(10.2)%	$172	6.0%
Purchased power	178	29.2	—	—	(103)	(26.8)	75	7.0
Fuel	1	1.2	N/A	N/A	—	—	1	1.2
Gas purchased for resale	(63)	(55.3)	(5)	(25.0)	(1)	(50.0)	(69)	(50.7)
Operating revenues less purchased power, fuel and gas purchased for resale (net revenues)	96	6.8	10	11.0	59	Large	165	10.6
Other operations and maintenance	56	10.5	5	8.5	(5)	(16.1)	56	9.0
Depreciation and amortization	11	5.9	—	—	3	Large	14	7.1
Taxes, other than income taxes	35	9.9	1	9.1	2	Large	38	10.4
Operating income	(6)	(1.8)	4	40.0	59	Large	57	15.3
Other income less deductions	1	9.1	(1)	Large	(4)	Large	(4)	(25.0)
Net interest expense	(4)	(2.9)	—	—	(2)	(28.6)	(6)	(3.9)
Income before income tax expense	(1)	(0.5)	3	Large	57	Large	59	25.3
Income tax expense	—	—	1	Large	25	Large	26	32.5
Net income for common stock	$(1)	(0.7)%	$2	Large	$32	Large	$33	22.0%

*	Represents the consolidated financial results of Con Edison and its businesses.
**	Includes inter-company and parent company accounting.

CECONY

	Three Months Ended June 30, 2010				Three Months Ended June 30, 2009
(Millions of Dollars)	Electric	Gas	Steam	2010 Total	Electric	Gas	Steam	2009 Total	2010-2009 Variation
Operating revenues	$2,104	$239	$89	$2,432	$1,812	$295	$113	$2,220	$212
Purchased power	777	—	10	787	595	—	14	609	178
Fuel	58	—	29	87	42	—	44	86	1
Gas purchased for resale	—	51	—	51	—	114	—	114	(63)
Net revenues	1,269	188	50	1,507	1,175	181	55	1,411	96
Operations and maintenance	469	74	45	588	427	66	39	532	56
Depreciation and amortization	156	25	15	196	146	24	15	185	11
Taxes, other than income taxes	325	45	19	389	290	45	19	354	35
Operating income	$319	$44	$(29)	$334	$312	$46	$(18)	$340	$(6)

Electric

CECONY’s results of electric operations for the three months ended June 30, 2010 compared with the 2009 period are as follows:

	Three Months Ended
(Millions of Dollars)	June 30, 2010	June 30, 2009	Variation
Operating revenues	$2,104	$1,812	$292
Purchased power	777	595	182
Fuel	58	42	16
Net revenues	1,269	1,175	94
Operations and maintenance	469	427	42
Depreciation and amortization	156	146	10
Taxes, other than income taxes	325	290	35
Electric operating income	$319	$312	$7

CECONY’s electric sales and deliveries, excluding off-system sales, for the three months ended June 30, 2010 compared with the 2009 period were:

	Millions of kWhs Delivered				Revenues in Millions
	Three Months Ended				Three Months Ended
Description	June 30, 2010	June 30, 2009	Variation	Percent Variation	June 30, 2010	June 30, 2009	Variation	Percent Variation
Residential/Religious*	2,492	2,365	127	5.4%	$681	$550	$131	23.8%
Commercial/Industrial	2,816	2,915	(99)	(3.4)	642	551	91	16.5
Retail access customers	5,326	5,059	267	5.3	500	414	86	20.8
NYPA, Municipal Agency and other sales	2,654	2,623	31	1.2	124	98	26	26.5
Other operating revenues	—	—	—	—	157	199	(42)	(21.1)
Total	13,288	12,962	326	2.5%	$2,104	$1,812	$292	16.1%

*	“Residential/Religious” generally includes single-family dwellings, individual apartments in multi-family dwellings, religious organizations and certain other not-for-profit organizations.

CECONY’s electric operating revenues increased $292 million for the three months ended June 30, 2010 compared with the 2009 period due primarily to increased purchased power ($182 million), fuel ($16 million) and CECONY’s electric rate plans ($155 million), offset in part by the revenue decoupling mechanism (reduction of $37 million of revenues in the 2010 period compared with increased revenues of $30 million in the 2009 period). CECONY’s revenues from electric sales are subject to a revenue decoupling mechanism, as a result of which delivery revenues generally are not affected by changes in delivery volumes from levels assumed when rates were approved. Other electric operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the revenue decoupling mechanism and other provisions of the company’s rate plans.

Electric delivery volumes in CECONY’s service area increased 2.5 percent for the three months ended June 30, 2010 compared with the 2009 period. After adjusting for variations, principally weather and billing days, electric delivery volumes in CECONY’s service area increased 1.2 percent for the three months ended June 30, 2010 compared with the 2009 period.

CECONY’s electric purchased power costs increased $182 million for the three months ended June 30, 2010 compared with the 2009 period due to an increase in unit costs ($171 million) and purchased volumes ($11 million). Electric fuel costs increased $16 million for the three months ended June 30, 2010 compared with the 2009 period due to higher send out volumes from the company’s generating facilities ($28 million), offset by lower unit costs ($12 million).

CECONY’s electric operating income increased $7 million for the three months ended June 30, 2010 compared with the 2009 period. The increase reflects primarily higher net revenues ($94 million) due primarily to the electric rate plans, including the collection of a surcharge for a New York State assessment and the recovery of higher demand side management expenses. The higher net revenues were offset by higher operations and maintenance costs ($42 million, due primarily to the surcharge for a New York State assessment ($16 million) and higher demand side management expenses ($26 million)), taxes other than income taxes ($35 million, principally property taxes) and depreciation and amortization ($10 million).

Gas

CECONY’s results of gas operations for the three months ended June 30, 2010 compared with the 2009 period are as follows:

	Three Months Ended
(Millions of Dollars)	June 30, 2010	June 30, 2009	Variation
Operating revenues	$239	$295	$(56)
Gas purchased for resale	51	114	(63)
Net revenues	188	181	7
Operations and maintenance	74	66	8
Depreciation and amortization	25	24	1
Taxes, other than income taxes	45	45	—
Gas operating income	$44	$46	$(2)

CECONY’s gas sales and deliveries, excluding off-system sales, for the three months ended June 30, 2010 compared with the 2009 period were:

	Thousands of dths Delivered				Revenues in Millions
	Three Months Ended				Three Months Ended
Description	June 30, 2010	June 30, 2009	Variation	Percent Variation	June 30, 2010	June 30, 2009	Variation	Percent Variation
Residential	5,877	7,232	(1,355)	(18.7)%	$130	$147	$(17)	(11.6)%
General	4,677	5,748	(1,071)	(18.6)	72	84	(12)	(14.3)
Firm transportation	9,352	9,609	(257)	(2.7)	65	51	14	27.5
Total firm sales and transportation	19,906	22,589	(2,683)	(11.9)	267	282	(15)	(5.3)
Interruptible sales	1,655	2,121	(466)	(22.0)	5	16	(11)	(68.8)
NYPA	6,080	8,886	(2,806)	(31.6)	1	1	—	—
Generation plants	19,950	16,284	3,666	22.5	9	9	—	—
Other	3,923	4,737	(814)	(17.2)	8	8	—	—
Other operating revenues	—	—	—	—	(51)	(21)	(30)	Large
Total	51,514	54,617	(3,103)	(5.7)%	$239	$295	$(56)	(19.0)%

CECONY’s gas operating revenues decreased $56 million for the three months ended June 30, 2010 compared with the 2009 period due primarily to a decrease in gas purchased for resale costs ($63 million), offset in part by the 2009 gas rate plan ($5 million). CECONY’s revenues from gas sales are subject to a weather normalization clause and a revenue decoupling mechanism, as a result of which, delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved. Other gas operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s rate plans.

CECONY’s sales and transportation volumes for firm customers decreased 11.9 percent for the three months ended June 30, 2010 compared with the 2009 period. After adjusting for variations, principally weather and billing days, firm gas sales and transportation volumes in the company’s service area increased 0.4 percent for the three months ended June 30, 2010 compared with the 2009 period.

CECONY’s purchased gas cost decreased by $63 million for the three months ended June 30, 2010 compared with the 2009 period due to lower unit costs ($51 million) and lower send out volumes ($12 million).

CECONY’s gas operating income decreased $2 million for the three months ended June 30, 2010 compared with the 2009 period. The decrease reflects primarily higher operations and maintenance expenses ($8 million) due primarily to a surcharge for a New York State assessment ($8 million) and the recovery of higher demand side management expenses ($5 million), offset in part by reduced operating expenses due to cost control efforts. The higher operations and maintenance expenses were offset in part by higher net revenues ($7 million).

Steam

CECONY’s results of steam operations for the three months ended June 30, 2010 compared with the 2009 period are as follows:

	Three Months Ended
(Millions of Dollars)	June 30, 2010	June 30, 2009	Variation
Operating revenues	$89	$113	$(24)
Purchased power	10	14	(4)
Fuel	29	44	(15)
Net revenues	50	55	(5)
Operations and maintenance	45	39	6
Depreciation and amortization	15	15	—
Taxes, other than income taxes	19	19	—
Steam operating income	$(29)	$(18)	$(11)

CECONY’s steam sales and deliveries for the three months ended June 30, 2010 compared with the 2009 period were:

	Millions of Pounds Delivered				Revenues in Millions
	Three Months Ended				Three Months Ended
Description	June 30, 2010	June 30, 2009	Variation	Percent Variation	June 30, 2010	June 30, 2009	Variation	Percent Variation
General	51	42	9	21.4%	$3	$2	$1	50.0%
Apartment house	956	1,048	(92)	(8.8)	23	29	(6)	(20.7)
Annual power	2,680	2,827	(147)	(5.2)	61	78	(17)	(21.8)
Other operating revenues		—			2	4	(2)	(50.0)
Total	3,687	3,917	(230)	(5.9)%	$89	$113	$(24)	(21.2)%

CECONY’s steam operating revenues decreased $24 million for the three months ended June 30, 2010 compared with the 2009 period due primarily to lower fuel costs ($15 million), lower purchased power costs ($4 million) and lower sales and deliveries ($6 million, due primarily to weather). Other steam operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s rate plans.

Steam sales and delivery volumes decreased 5.9 percent for the three months ended June 30, 2010 compared with the 2009 period. After adjusting for variations, principally weather and billing days, steam sales and deliveries decreased 1.5 percent for the three months ended June 30, 2010 compared with the 2009 period, reflecting primarily lower average normalized use per customer.

CECONY’s steam purchased power costs decreased $4 million for the three months ended June 30, 2010 compared with the 2009 period due to lower purchased volumes ($8 million), offset by an increase in unit costs ($4 million). Steam fuel costs decreased $15 million for the three months ended June 30, 2010 compared with the 2009 period due to lower unit costs ($19 million), offset by higher sendout volumes ($4 million).

Steam operating income decreased $11 million for the three months ended June 30, 2010 compared with the 2009 period. The decrease reflects primarily higher operations and maintenance expense ($6 million, due primarily to a surcharge for a New York State assessment ($2 million) and the recovery of higher pension expenses ($5 million)) and lower net revenues ($5 million).

Net Interest Expense

Net interest expense decreased $4 million for the three months ended June 30, 2010 compared with the 2009 period reflecting primarily the redemption of outstanding long-term debt in the fourth quarter of 2009.

O&R

	Three Months Ended June 30, 2010			Three Months Ended June 30, 2009
(Millions of Dollars)	Electric	Gas	2010 Total	Electric	Gas	2009 Total	2010-2009 Variation
Operating revenues	$153	$35	$188	$144	$39	$183	$5
Purchased power	72	—	72	72	—	72	—
Gas purchased for resale	—	15	15	—	20	20	(5)
Net revenues	81	20	101	72	19	91	10
Operations and maintenance	49	15	64	46	13	59	5
Depreciation and amortization	8	3	11	8	3	11	—
Taxes, other than income taxes	9	3	12	8	3	11	1
Operating income	$15	$(1)	$14	$10	$—	$10	$4

Electric

O&R’s results of electric operations for the three months ended June 30, 2010 compared with the 2009 period are as follows:

	Three Months Ended
(Millions of Dollars)	June 30, 2010	June 30, 2009	Variation
Operating revenues	$153	$144	$9
Purchased power	72	72	—
Net revenues	81	72	9
Operations and maintenance	49	46	3
Depreciation and amortization	8	8	—
Taxes, other than income taxes	9	8	1
Electric operating income	$15	$10	$5

O&R’s electric sales and deliveries, excluding off-system sales, for the three months ended June 30, 2010 compared with the 2009 period were:

	Millions of kWhs Delivered				Revenues in Millions
	Three Months Ended				Three Months Ended
Description	June 30, 2010	June 30, 2009	Variation	Percent Variation	June 30, 2010	June 30, 2009	Variation	Percent Variation
Residential/Religious*	419	388	31	8.0%	$73	$65	$8	12.3%
Commercial/Industrial	366	422	(56)	(13.3)	49	55	(6)	(10.9)
Retail access customers	546	440	106	24.1	29	20	9	45.0
Public authorities	27	26	1	3.8	3	2	1	50.0
Other operating revenues	—	—	—	—	(1)	2	(3)	Large
Total	1,358	1,276	82	6.4%	$153	$144	$9	6.3%

*	“Residential/Religious” generally includes single-family dwellings, individual apartments in multi-family dwellings, religious organizations and certain other not-for-profit organizations.

O&R’s electric operating revenues increased $9 million for the three months ended June 30, 2010 compared with the 2009 period due primarily to the electric rate plan ($9 million). O&R’s New York electric delivery revenues are subject to a revenue decoupling mechanism, as a result of which, delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved. O&R’s electric sales in New Jersey and Pennsylvania are not subject to a decoupling mechanism, and as a result, changes in such volumes do impact revenues. Other electric operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s electric rate plan.

Electric delivery volumes in O&R’s service area increased 6.4 percent for the three months ended June 30, 2010 compared with the 2009 period. After adjusting for weather variations, electric delivery volumes in O&R’s service area increased 0.4 percent for the three months ended June 30, 2010 compared with the 2009 period.

Electric operating income increased $5 million for the three months ended June 30, 2010 compared with the 2009 period. The increase reflects primarily higher net revenues ($9 million), offset in part by higher operations and maintenance expense ($3 million), due primarily to a surcharge for a New York State assessment ($3 million). See “Regulatory Assets and Liabilities” in Note B to the Second Quarter Financial Statements.

Gas

O&R’s results of gas operations for the three months ended June 30, 2010 compared with the 2009 period are as follows:

	Three Months Ended
(Millions of Dollars)	June 30, 2010	June 30, 2009	Variation
Operating revenues	$35	$39	$(4)
Gas purchased for resale	15	20	(5)
Net revenues	20	19	1
Operations and maintenance	15	13	2
Depreciation and amortization	3	3	—
Taxes, other than income taxes	3	3	—
Gas operating income	$(1)	$—	$(1)

O&R’s gas sales and deliveries, excluding off-system sales, for the three months ended June 30, 2010 compared with the 2009 period were:

	Thousands of dths Delivered				Revenues in Millions
	Three Months Ended				Three Months Ended
Description	June 30, 2010	June 30, 2009	Variation	Percent Variation	June 30, 2010	June 30, 2009	Variation	Percent Variation
Residential	835	1,010	(175)	(17.3)%	$15	$19	$(4)	(21.1)%
General	155	217	(62)	(28.6)	3	4	(1)	(25.0)
Firm transportation	1,379	1,561	(182)	(11.7)	12	8	4	50.0
Total firm sales and transportation	2,369	2,788	(419)	(14.9)	30	31	(1)	(3.2)
Interruptible sales	1,057	1,069	(12)	(1.1)	1	5	(4)	(80.0)
Generation plants	263	227	36	15.9	—	1	(1)	Large
Other	107	124	(17)	(13.7)	—	—	—	—
Other gas revenues	—	—	—	—	4	2	2	Large
Total	3,796	4,208	(412)	(9.8)%	$35	$39	$(4)	(10.3)%

O&R’s gas operating revenues decreased $4 million for the three months ended June 30, 2010 compared with the 2009 period due primarily to the decrease in gas purchased for resale in 2010 ($5 million). O&R’s New York gas delivery revenues are subject to a revenue decoupling mechanism, as a result of which, delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved.

Sales and transportation volumes for firm customers decreased 14.9 percent for the three months ended June 30, 2010 compared with the 2009 period. After adjusting for weather and other variations, total firm sales and transportation volumes increased 0.7 percent for the three months ended June 30, 2010 compared with the 2009 period. O&R’s New York revenues from gas sales are subject to a weather normalization clause that moderates, but does not eliminate, the effect of weather-related changes on net income.

Gas operating income decreased $1 million for the three months ended June 30, 2010 compared with the 2009 period.

Competitive Energy Businesses

The competitive energy businesses’ earnings increased $33 million for the three months ended June 30, 2010 compared with the 2009 period due primarily to higher net mark-to-market gains and higher electric retail margins in the 2010 period compared with the 2009 period.

Operating revenues decreased $48 million for the three months ended June 30, 2010 compared with the 2009 period due primarily to changes in the net mark-to-market effects and decreased electric wholesale revenues, offset in part by increased retail revenues. Electric wholesale revenues decreased $32 million for the three months ended June 30, 2010 compared with the 2009 period due to lower sales volumes ($15 million) and unit prices ($17 million). Electric retail revenues increased $64 million due to higher sales volume ($80 million), offset by lower per unit prices ($16 million). Gross margins on electric retail revenues increased significantly due primarily to the sale of higher margin contracts, lower costs and higher volumes. Net mark-to-market gains increased $34 million for the three months ended June 30, 2010 compared with the 2009 period, of which $76 million in losses are reflected in revenues and $110 million in gains are reflected in purchased power costs. Other revenues decreased $4 million for the three months ended June 30, 2010 compared with the 2009 period due primarily to lower sales of energy efficiency services.

Operating expenses decreased $105 million for the three months ended June 30, 2010 compared with the 2009 period due primarily to decreased purchased power costs ($104 million) and other operating costs ($1 million).

Six Months Ended June 30, 2010 Compared with Six Months Ended June 30, 2009

The Companies’ results of operations (which were discussed above under “Results of Operations – Summary”) in 2010 compared with 2009 were:

	CECONY		O&R		Competitive Energy Businesses and Other**		Con Edison*
(Millions of Dollars)	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent
Operating revenues	$160	3.2%	$5	1.2%	$44	5.2%	$209	3.3%
Purchased power	83	6.6	8	5.3	(13)	(1.6)	78	3.5
Fuel	(84)	(26.2)	N/A	N/A	—	—	(84)	(26.2)
Gas purchased for resale	(197)	(36.3)	(27)	(31.8)	1	16.7	(223)	(35.2)
Operating revenues less purchased power, fuel and gas purchased for resale (net revenues)	358	12.5	24	12.1	56	Large	438	14.1
Other operations and maintenance	162	15.7	16	13.7	(2)	(3.8)	176	14.6
Depreciation and amortization	22	6.0	1	4.8	3	Large	26	6.7
Taxes, other than income taxes	103	14.8	2	8.7	1	14.3	106	14.6
Operating income	71	9.2	5	13.2	54	Large	130	16.4
Other income less deductions	4	30.8	(2)	Large	1	25.0	3	16.7
Net interest expense	3	1.1	—	—	(3)	(21.4)	—	—
Income before income tax expense	72	13.9	3	13.0	58	Large	133	26.1
Income tax expense	27	15.0	(1)	(11.1)	28	Large	54	31.0
Net income for common stock	$45	13.5%	$4	28.6%	$30	Large	$79	23.9%

*	Represents the consolidated financial results of Con Edison and its businesses.
**	Includes inter-company and parent company accounting.

CECONY

	Six Months Ended June 30, 2010				Six Months Ended June 30, 2009
(Millions of Dollars)	Electric	Gas	Steam	2010 Total	Electric	Gas	Steam	2009 Total	2010-2009 Variation
Operating revenues	$3,832	$922	$396	$5,150	$3,469	$1,077	$444	$4,990	$160
Purchased power	1,307	—	32	1,339	1,222	—	34	1,256	83
Fuel	117	—	120	237	129	—	192	321	(84)
Gas purchased for resale	—	345	—	345	—	542	—	542	(197)
Net revenues	2,408	577	244	3,229	2,118	535	218	2,871	358
Operations and maintenance	937	162	96	1,195	821	133	79	1,033	162
Depreciation and amortization	307	50	31	388	288	48	30	366	22
Taxes, other than income taxes	650	106	44	800	551	102	44	697	103
Operating income	$514	$259	$73	$846	$458	$252	$65	$775	$71

Electric

CECONY’s results of electric operations for the six months ended June 30, 2010 compared with the 2009 period are as follows:

	Six Months Ended
(Millions of Dollars)	June 30, 2010	June 30, 2009	Variation
Operating revenues	$3,832	$3,469	$363
Purchased power	1,307	1,222	85
Fuel	117	129	(12)
Net revenues	2,408	2,118	290
Operations and maintenance	937	821	116
Depreciation and amortization	307	288	19
Taxes, other than income taxes	650	551	99
Electric operating income	$514	$458	$56

CECONY’s electric sales and deliveries, excluding off-system sales, for the six months ended June 30, 2010 compared with the 2009 period were:

	Millions of kWhs Delivered				Revenues in Millions
	Six Months Ended				Six Months Ended
Description	June 30, 2010	June 30, 2009	Variation	Percent Variation	June 30, 2010	June 30, 2009	Variation	Percent Variation
Residential/Religious*	5,163	5,086	77	1.5%	$1,313	$1,154	$159	13.8%
Commercial/Industrial	5,809	6,133	(324)	(5.3)	1,196	1,148	48	4.2
Retail access customers	10,710	10,344	366	3.5	968	789	179	22.7
NYPA, Municipal Agency and other sales	5,553	5,576	(23)	(0.4)	246	192	54	28.1
Other operating revenues		—			109	186	(77)	(41.4)
Total	27,235	27,139	96	0.4%	$3,832	$3,469	$363	10.5%

*	“Residential/Religious” generally includes single-family dwellings, individual apartments in multi-family dwellings, religious organizations and certain other not-for-profit organizations.

CECONY’s electric operating revenues increased $363 million for the six months ended June 30, 2010 compared with the 2009 period due primarily to CECONY’s electric rate plans ($325 million, which among other things, reflected a 10.15 percent return on common equity, effective April 2010, a 10.0 percent return, effective April 2009 and a 9.1 percent return, effective April 2008), and higher purchased power costs ($85 million), offset in part by the revenue decoupling mechanism (a reduction of $31 million of revenues in the 2010 period compared with increased revenues of $24 million in the 2009 period) and lower fuel costs ($12 million). CECONY’s revenues from electric sales are subject to a revenue decoupling mechanism, as a result of which delivery revenues generally are not affected by changes in delivery volumes from levels assumed when rates were approved. Other electric operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the revenue decoupling mechanism and other provisions of the company’s rate plans.

Electric delivery volumes in CECONY’s service area increased 0.4 percent for the six months ended June 30, 2010 compared with the 2009 period. After adjusting for variations, principally weather and billing days, electric delivery volumes in CECONY’s service area increased 0.4 percent for the six months ended June 30, 2010 compared with the 2009 period, reflecting the impact of lower average normalized use per customer.

CECONY’s electric purchased power costs increased $85 million for the six months ended June 30, 2010 compared with the 2009 period due to higher unit costs ($135 million), offset by lower purchased volumes ($50 million). Electric fuel costs decreased $12 million for the six months ended June 30, 2010 compared with the 2009 period due to lower unit costs ($44 million), offset by higher send out volumes from the company’s generating facilities ($32 million).

CECONY’s electric operating income increased $56 million for the six months ended June 30, 2010 compared with the 2009 period. The increase reflects primarily higher net revenues ($290 million, due primarily to the electric rate plan, including the collection of a surcharge for a New York State assessment and the recovery of higher pension expense). The higher net revenues were offset by higher operations and maintenance costs ($116 million, due primarily to the surcharge for a New York State assessment ($57 million) and the recovery of higher demand side management expenses ($45 million), offset in part by reduced operating expenses due to cost control efforts), taxes other than income taxes ($99 million, principally property taxes) and depreciation and amortization ($19 million). The increased operating expenses in the first quarter of 2010 resulting from two severe winter storms were deferred as a regulatory asset and did not affect electric operating income. See “Regulatory Assets and Liabilities” in Note B to the Second Quarter Financial Statements.

Gas

CECONY’s results of gas operations for the six months ended June 30, 2010 compared with the 2009 period are as follows:

	Six Months Ended
(Millions of Dollars)	June 30, 2010	June 30, 2009	Variation
Operating revenues	$922	$1,077	$(155)
Gas purchased for resale	345	542	(197)
Net revenues	577	535	42
Operations and maintenance	162	133	29
Depreciation and amortization	50	48	2
Taxes, other than income taxes	106	102	4
Gas operating income	$259	$252	$7

CECONY’s gas sales and deliveries, excluding off-system sales, for the six months ended June 30, 2010 compared with the 2009 period were:

	Thousands of dths Delivered				Revenues in Millions
	Six Months Ended				Six Months Ended
Description	June 30, 2010	June 30, 2009	Variation	Percent Variation	June 30, 2010	June 30, 2009	Variation	Percent Variation
Residential	25,223	27,525	(2,302)	(8.4)%	$476	$544	$(68)	(12.5)%
General	16,165	18,505	(2,340)	(12.6)	229	285	(56)	(19.6)
Firm transportation	32,287	29,887	2,400	8.0	218	151	67	44.4
Total firm sales and transportation	73,675	75,917	(2,242)	(3.0)	923	980	(57)	(5.8)
Interruptible sales	4,572	5,339	(767)	(14.4)	34	61	(27)	(44.3)
NYPA	12,122	16,623	(4,501)	(27.1)	1	2	(1)	(50.0)
Generation plants	32,215	29,512	2,703	9.2	17	18	(1)	(5.6)
Other	11,985	10,412	1,573	15.1	33	20	13	65.0
Other operating revenues	—	—	—	—	(86)	(4)	(82)	Large
Total	134,569	137,803	(3,234)	(2.3)%	$922	$1,077	$(155)	(14.4)%

CECONY’s gas operating revenues decreased $155 million for the six months ended June 30, 2010 compared with the 2009 period due primarily to a decrease in gas purchased for resale costs ($197 million), offset in part by the 2009 gas rate plan ($41 million). CECONY’s revenues from gas sales are subject to a weather normalization clause and a revenue decoupling mechanism, as a result of which, delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved. Other gas operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s rate plans.

CECONY’s sales and transportation volumes for firm customers decreased 3.0 percent for the six months ended June 30, 2010 compared with the 2009 period. After adjusting for variations, principally weather and billing days, firm gas sales and transportation volumes in the company’s service area increased 3.2 percent in the six months ended June 30, 2010 compared with the 2009 period, reflecting primarily new business and transfers of interruptible customers to firm service.

CECONY’s purchased gas cost decreased by $197 million for the six months ended June 30, 2010 compared with the 2009 period due to lower unit costs ($168 million) and lower send out volumes ($29 million).

CECONY’s gas operating income increased $7 million for the six months ended June 30, 2010 compared with the 2009 period. The increase reflects primarily higher net revenues ($42 million), offset by higher operations and maintenance expense ($29 million, due primarily to a surcharge for a New York State assessment ($29 million)), and taxes other than income taxes ($4 million).

Steam

CECONY’s results of steam operations for the six months ended June 30, 2010 compared with the 2009 period are as follows:

	Six Months Ended
(Millions of Dollars)	June 30, 2010	June 30, 2009	Variation
Operating revenues	$396	$444	$(48)
Purchased power	32	34	(2)
Fuel	120	192	(72)
Net revenues	244	218	26
Operations and maintenance	96	79	17
Depreciation and amortization	31	30	1
Taxes, other than income taxes	44	44	—
Steam operating income	$73	$65	$8

CECONY’s steam sales and deliveries for the six months ended June 30, 2010 compared with the 2009 period were:

	Millions of Pounds Delivered				Revenues in Millions
	Six Months Ended				Six Months Ended
Description	June 30, 2010	June 30, 2009	Variation	Percent Variation	June 30, 2010	June 30, 2009	Variation	Percent Variation
General	112	390	(278)	(71.3)%	$13	$17	$(4)	(23.5)%
Apartment house	3,587	3,821	(234)	(6.1)	102	117	(15)	(12.8)
Annual power	9,203	9,411	(208)	(2.2)	279	301	(22)	(7.3)
Other operating revenues	—	—		—	2	9	(7)	(77.8)
Total	12,902	13,622	(720)	(5.3)%	$396	$444	$(48)	(10.8)%

CECONY’s steam operating revenues decreased $48 million for the six months ended June 30, 2010 compared with the 2009 period due primarily to lower fuel costs ($72 million), offset in part by the steam rate plan ($21 million). Other steam operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s rate plans.

Steam sales and delivery volumes decreased 5.3 percent for the six months ended June 30, 2010 compared with the 2009 period. After adjusting for variations, principally weather and billing days, steam sales and deliveries decreased 0.4 percent in the six months ended June 30, 2010 compared with the 2009 period.

CECONY’s steam purchased power costs decreased $2 million for the six months ended June 30, 2010 compared with the 2009 period due to lower purchased volumes ($8 million), offset by higher unit costs ($6 million). Steam fuel costs decreased $72 million for the six months ended June 30, 2010 compared with the 2009 period due to lower unit costs ($70 million) and lower sendout volumes ($2 million).

Steam operating income increased $8 million for the six months ended June 30, 2010 compared with the 2009 period. The increase reflects primarily higher net revenues ($26 million), offset in part by higher operations and maintenance expense ($17 million, due primarily to a surcharge for a New York State assessment ($7 million) and the recovery of higher pension expenses ($11 million)).

O&R

	Six Months Ended June 30, 2010		Six Months Ended June 30, 2009
(Millions of Dollars)	Electric	Gas	2010 Total	Electric	Gas	2009 Total	2010-2009 Variation
Operating revenues	$314	$125	$439	$289	$145	$434	$5
Purchased power	158	—	158	150	—	150	8
Gas purchased for resale	—	58	58	—	85	85	(27)
Net revenues	156	67	223	139	60	199	24
Operations and maintenance	100	33	133	90	27	117	16
Depreciation and amortization	16	6	22	15	6	21	1
Taxes, other than income taxes	18	7	25	16	7	23	2
Operating income	$22	$21	$43	$18	$20	$38	$5

Electric

O&R’s results of electric operations for the six months ended June 30, 2010 compared with the 2009 period are as follows:

	Six Months Ended
(Millions of Dollars)	June 30, 2010	June 30, 2009	Variation
Operating revenues	$314	$289	$25
Purchased power	158	150	8
Net revenues	156	139	17
Operations and maintenance	100	90	10
Depreciation and amortization	16	15	1
Taxes, other than income taxes	18	16	2
Electric operating income	$22	$18	$4

O&R’s electric sales and deliveries, excluding off-system sales, for the six months ended June 30, 2010 compared with the 2009 period were:

	Millions of kWhs Delivered				Revenues in Millions
	Six Months Ended				Six Months Ended
Description	June 30, 2010	June 30, 2009	Variation	Percent Variation	June 30, 2010	June 30, 2009	Variation	Percent Variation
Residential/Religious*	867	839	28	3.3%	$153	$131	$22	16.8%
Commercial/Industrial	748	904	(156)	(17.3)	103	112	(9)	(8.0)
Retail access customers	1,053	875	178	20.3	55	39	16	41.0
Public authorities	54	53	1	1.9	6	5	1	20.0
Other operating revenues	—	—	—	—	(3)	2	(5)	Large
Total	2,722	2,671	51	1.9%	$314	$289	$25	8.7%

*	“Residential/Religious” generally includes single-family dwellings, individual apartments in multi-family dwellings, religious organizations and certain other not-for-profit organizations.

O&R’s electric operating revenues increased $25 million for the six months ended June 30, 2010 compared with the 2009 period due primarily to the electric rate plan ($17 million) and increased recoverable purchased power costs ($8 million). O&R’s New York electric delivery revenues are subject to a revenue decoupling mechanism, as a result of which, delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved. O&R’s electric sales in New Jersey and Pennsylvania are not subject to a decoupling mechanism, and as a result, changes in such volumes do impact revenues. Other electric operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s electric rate plan.

Electric delivery volumes in O&R’s service area increased 1.9 percent for the six months ended June 30, 2010 compared with the 2009 period. After adjusting for weather variations, electric delivery volumes in O&R’s service area decreased 0.2 percent for the six months ended June 30, 2010 compared with the 2009 period.

Electric operating income increased $4 million for the six months ended June 30, 2010 compared with the 2009 period. The increase reflects primarily higher net revenues ($17 million), offset in part by higher operations and maintenance expenses ($10 million, reflecting primarily the collection of a surcharge for a New York State assessment ($5 million) and the recovery of higher demand side management expenses ($2 million)). The increased operating expenses in the first quarter of 2010 resulting from two severe winter storms were deferred as a regulatory asset and did not affect electric operating income. See “Regulatory Assets and Liabilities” in Note B to the Second Quarter Financial Statements.

Gas

O&R’s results of gas operations for the six months ended June 30, 2010 compared with the 2009 period are as follows:

	Six Months Ended
(Millions of Dollars)	June 30, 2010	June 30, 2009	Variation
Operating revenues	$125	$145	$(20)
Gas purchased for resale	58	85	(27)
Net revenues	67	60	7
Operations and maintenance	33	27	6
Depreciation and amortization	6	6	—
Taxes, other than income taxes	7	7	—
Gas operating income	$21	$20	$1

O&R’s gas sales and deliveries, excluding off-system sales, for the six months ended June 30, 2010 compared with the 2009 period were:

	Thousands of dths Delivered				Revenues in Millions
	Six Months Ended				Six Months Ended
Description	June 30, 2010	June 30, 2009	Variation	Percent Variation	June 30, 2010	June 30, 2009	Variation	Percent Variation
Residential	4,357	4,922	(565)	(11.5)%	$65	$84	$(19)	(22.6)%
General	864	1,085	(221)	(20.4)	12	18	(6)	(33.3)
Firm transportation	6,052	6,512	(460)	(7.1)	37	28	9	32.1
Total firm sales and transportation	11,273	12,519	(1,246)	(10.0)	114	130	(16)	(12.3)
Interruptible sales	2,467	2,460	7	0.3	7	11	(4)	(36.4)
Generation plants	402	265	137	51.7	—	1	(1)	Large
Other	476	591	(115)	(19.5)	—	—	—	—
Other gas revenues	—	—	—	—	4	3	1	33.3
Total	14,618	15,835	(1,217)	(7.7)%	$125	$145	$(20)	(13.8)%

O&R’s gas operating revenues decreased $20 million for the six months ended June 30, 2010 compared with the 2009 period due primarily to the decrease in gas purchased for resale in 2010 ($27 million), offset in part by the 2009 gas rate plan ($7 million). O&R’s New York gas delivery revenues are subject to a revenue decoupling mechanism, as a result of which, delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved.

Sales and transportation volumes for firm customers decreased 10.0 percent for the six months ended June 30, 2010 compared with the 2009 period. After adjusting for weather and other variations, total firm sales and transportation volumes decreased 0.3 percent for the six months ended June 30, 2010 compared with the 2009 period. O&R’s New York revenues from gas sales are subject to a weather normalization clause that moderates, but does not eliminate, the effect of weather-related changes on net income.

Gas operating income increased $1 million for the six months ended June 30, 2010 compared with the 2009 period. The increase reflects primarily higher net revenues ($7 million), offset by higher operations and maintenance costs ($6 million, due primarily to the collection of a surcharge for a New York State assessment ($5 million)).

Competitive Energy Businesses

The competitive energy businesses’ earnings increased $30 million for the six months ended June 30, 2010 compared with the 2009 period due primarily to higher net mark-to-market gains and higher electric retail margins in the 2010 period compared with the 2009 period.

Operating revenues increased $39 million for the six months ended June 30, 2010 compared with the 2009 period due primarily to increased electric retail revenues and changes in the net mark-to-market effects, offset in part by decreased electric wholesale revenues. Electric retail revenues increased $113 million due to higher sales volume ($158 million), offset by lower per unit prices ($45 million). Gross margins on electric retail revenues increased significantly due primarily to the sale of higher margin contracts, lower costs and higher volumes. Net mark-to-market gains increased $27 million for the six months ended June 30, 2010 compared with the 2009 period, of which $27 million in gains are reflected in revenues. Electric wholesale revenues decreased $93 million for the six months ended June 30, 2010 compared with the 2009 period due to lower sales volumes ($65 million) and unit prices ($28 million). Other revenues decreased $9 million for the six months ended June 30, 2010 compared with the 2009 period due primarily to lower sales of energy efficiency services.

Operating expenses decreased $12 million for the six months ended June 30, 2010 compared with the 2009 period due primarily to decreased purchased power costs ($15 million), partially offset by higher taxes other than income tax ($3 million).

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

Part II Other Information

Item 1: Legal Proceedings

CECONY

Superfund

For information about CECONY’s Superfund sites,, see “Environmental Matters – CECONY — Superfund” in Item 1 of the Form 10-K and in Part II, Item 1 of the First Quarter Form 10-Q and Note G to the financial statements in Part I, Item 1 of this report (which information is incorporated herein by reference).

Permit Non-Compliance and Pollution Discharges

In July 2010, CECONY entered into a consent order in connection with discharges at the company’s Dunwoodie electric substation. For additional information about the company’s permit non-compliance and pollution discharges, see “Permit Non-Compliance and Pollution Discharges” in Part II, Item 1 of the First Quarter Form 10-Q and in Note H to the financial statements in Item 8 of the Form 10-K and Note H to the financial statements in Part I, Item 1 of this report (which information is incorporated herein by reference).

Item 1A: Risk Factors

There were no material changes in the Companies’ risk factors compared to those disclosed in Item 1A of the Form 10-K.

Item 6: Exhibits

CON EDISON

Exhibit 4.1	Amended and Restated Credit Agreement, dated as of June 22, 2006, among CECONY, Con Edison, O&R, the banks party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.

Exhibit 10.1	Amendment #1, effective July 1, 2010, to the Con Edison Long-Term Incentive Plan, as amended and restated effective as of January 1, 2008.

Exhibit 10.2	Description of Directors’ Compensation.

Exhibit 12.1	Statement of computation of Con Edison’s ratio of earnings to fixed charges for the six-month periods ended June 30, 2010 and 2009, and the 12-month period ended December 31, 2009.

Exhibit 31.1.1	Rule 13a-14(a)/15d-14(a) Certifications – Chief Executive Officer.

Exhibit 31.1.2	Rule 13a-14(a)/15d-14(a) Certifications – Chief Financial Officer.

Exhibit 32.1.1	Section 1350 Certifications – Chief Executive Officer.

Exhibit 32.1.2	Section 1350 Certifications – Chief Financial Officer.

Exhibit 101.INS	XBRL Instance Document.

Exhibit 101.SCH	XBRL Taxonomy Extension Schema.

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase.

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase.

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

CECONY

Exhibit 12.2	Statement of computation of CECONY’s ratio of earnings to fixed charges for the six-month periods ended June 30, 2010 and 2009, and the 12-month period ended December 31, 2009.

Exhibit 31.2.1	Rule 13a-14(a)/15d-14(a) Certifications – Chief Executive Officer.

Exhibit 31.2.2	Rule 13a-14(a)/15d-14(a) Certifications – Chief Financial Officer.

Exhibit 32.2.1	Section 1350 Certifications – Chief Executive Officer.

Exhibit 32.2.2	Section 1350 Certifications – Chief Financial Officer.

Exhibit 101.INS	XBRL Instance Document.

Exhibit 101.SCH	XBRL Taxonomy Extension Schema.

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase.

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase.

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Consolidated Edison, Inc.
Consolidated Edison Company of New York, Inc.

DATE: August 6, 2010	By	/S/ ROBERT HOGLUND
Robert Hoglund Senior Vice President, Chief Financial Officer and Duly Authorized Officer

