Form 10-Q
period 2010-09-30
CONSOLIDATED EDISON CO OF NEW YORK INC; CONSOLIDATED EDISON INC
filed 2010-11-01
CIK 23632, 1047862

United States

Securities And Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Quarterly Period Ended September 30, 2010

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

As of October 27, 2010, Con Edison had outstanding 290,536,094 Common Shares ($.10 par value). All of the outstanding common equity of CECONY is held by Con Edison.

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

Glossary of Terms

The following is a glossary of frequently used abbreviations or acronyms that are used in the Companies’ SEC reports:

Con Edison Companies
CECONY	Consolidated Edison Company of New York, Inc.
Con Edison	Consolidated Edison, Inc.
Con Edison Development	Consolidated Edison Development, Inc.
Con Edison Energy	Consolidated Edison Energy, Inc.
Con Edison Solutions	Consolidated Edison Solutions, Inc.
O&R	Orange and Rockland Utilities, Inc.
Pike	Pike County Light & Power Company
RECO	Rockland Electric Company
Companies	Con Edison and CECONY
Utilities	CECONY and O&R
Regulatory Agencies, Government Agencies, and Quasi-governmental Not-for-Profits
EPA	U. S. Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
IRS	Internal Revenue Service
ISO-NE	ISO New England Inc.
NJBPU	New Jersey Board of Public Utilities
NJDEP	New Jersey Department of Environmental Protection
NYAG	New York State Attorney General
NYISO	New York Independent System Operator
NYPA	New York Power Authority
NYSDEC	New York State Department of Environmental Conservation
NYSPSC	New York State Public Service Commission
NYSERDA	New York State Energy Research and Development Authority
NYSRC	New York State Reliability Council, LLC
PJM	PJM Interconnection LLC
PAPUC	Pennsylvania Public Utility Commission
SEC	U. S. Securities and Exchange Commission
Accounting
ABO	Accumulated Benefit Obligation
ASU	Accounting Standards Update
FASB	Financial Accounting Standards Board
LILO	Lease In/Lease Out
OCI	Other Comprehensive Income
SFAS	Statement of Financial Accounting Standards
SSCM	Simplified service cost method
VIE	Variable interest entity
Environmental
CO2	Carbon dioxide
GHG	Greenhouse gases
MGP Sites	Manufactured gas plant sites
PCBs	Polychlorinated biphenyls
PRP	Potentially responsible party
SO2	Sulfur dioxide
Superfund	Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 and similar state statutes

Units of Measure
dths	Dekatherms
kV	Kilovolts
kWh	Kilowatt-hour
mdths	Thousand dekatherms
MMlbs	Million pounds
MVA	Megavolt amperes
MW	Megawatts or thousand kilowatts
MWH	Megawatt hour
Other
AFDC	Allowance for funds used during construction
COSO	Committee of Sponsoring Organizations of the Treadway Commission
EMF	Electric and magnetic fields
ERRP	East River Repowering Project
Fitch	Fitch Ratings
First Quarter Form 10-Q	The Companies’ combined Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010
Form 10-K	The Companies’ combined Annual Report on Form 10-K for the year ended December 31, 2009
LTIP	Long Term Incentive Plan
Moody’s	Moody’s Investors Service
S&P	Standard & Poor’s Rating Services
Second Quarter Form 10-Q	The Companies’ combined Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010
Third Quarter Form 10-Q	The Companies’ combined Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010
VaR	Value-at-Risk

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

Consolidated Edison, Inc.

Consolidated Income Statement (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
	(Millions of Dollars/Except Share Data)
OPERATING REVENUES
Electric	$2,814	$2,604	$6,959	$6,362
Gas	229	208	1,276	1,430
Steam	91	77	487	521
Non-utility	573	600	1,463	1,445
TOTAL OPERATING REVENUES	3,707	3,489	10,185	9,758
OPERATING EXPENSES
Purchased power	1,425	1,338	3,708	3,543
Fuel	106	83	342	403
Gas purchased for resale	73	89	482	723
Other operations and maintenance	738	676	2,117	1,879
Depreciation and amortization	211	200	626	589
Taxes, other than income taxes	449	418	1,283	1,145
TOTAL OPERATING EXPENSES	3,002	2,804	8,558	8,282
OPERATING INCOME	705	685	1,627	1,476
OTHER INCOME (DEDUCTIONS)
Investment and other income	9	3	29	25
Allowance for equity funds used during construction	4	4	13	9
Other deductions	(3)	(3)	(12)	(11)
TOTAL OTHER INCOME (DEDUCTIONS)	10	4	30	23
INCOME BEFORE INTEREST AND INCOME TAX EXPENSE	715	689	1,657	1,499
INTEREST EXPENSE
Interest on long-term debt	152	148	450	441
Other interest	7	10	13	20
Allowance for borrowed funds used during construction	(2)	(3)	(7)	(6)
NET INTEREST EXPENSE	157	155	456	455
INCOME BEFORE INCOME TAX EXPENSE	558	534	1,201	1,044
INCOME TAX EXPENSE	205	195	433	369
NET INCOME	353	339	768	675
Preferred stock dividend requirements of subsidiary	(3)	(3)	(9)	(9)
NET INCOME FOR COMMON STOCK	$350	$336	$759	$666
Net income for common stock per common share – basic	$1.24	$1.22	$2.69	$2.43
Net income for common stock per common share – diluted	$1.23	$1.22	$2.68	$2.42
DIVIDENDS DECLARED PER SHARE OF COMMON STOCK	$0.595	$0.590	$1.785	$1.770
AVERAGE NUMBER OF SHARES OUTSTANDING – BASIC (IN MILLIONS)	283.0	275.1	282.2	274.5
AVERAGE NUMBER OF SHARES OUTSTANDING – DILUTED (IN MILLIONS)	284.6	276.0	283.7	275.4

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.

Consolidated Statement of Cash Flows (Unaudited)

	For the Nine Months Ended September 30,
	2010	2009
	(Millions of Dollars)
OPERATING ACTIVITIES
Net Income	$768	$675
PRINCIPAL NON-CASH CHARGES/(CREDITS) TO INCOME
Depreciation and amortization	626	589
Deferred income taxes	562	255
Rate case amortization and accruals	8	(38)
Common equity component of allowance for funds used during construction	(13)	(9)
Net derivative (gains)/losses	35	(2)
Other non-cash items (net)	(19)	(39)
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable – customers, less allowance for uncollectibles	(114)	55
Materials and supplies, including fuel oil and gas in storage	(9)	118
Other receivables and other current assets	(114)	(171)
Prepayments	(473)	257
Recoverable energy costs	—	102
Accounts payable	(105)	(168)
Pensions and retiree benefits	(33)	(35)
Accrued taxes	63	(9)
Accrued interest	45	53
Deferred charges, deferred derivative losses, noncurrent assets and other regulatory assets	(472)	(9)
Deferred credits and other regulatory liabilities	142	(118)
Other assets	(8)	(4)
Other liabilities	82	(33)
NET CASH FLOWS FROM OPERATING ACTIVITIES	971	1,469
INVESTING ACTIVITIES
Utility construction expenditures	(1,455)	(1,524)
Cost of removal less salvage	(103)	(126)
Non-utility construction expenditures	(6)	(5)
Common equity component of allowance for funds used during construction	13	9
Purchase of additional ownership interest in Honeoye Storage Corporation	(12)	—
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(1,563)	(1,646)
FINANCING ACTIVITIES
Net proceeds from short-term debt	846	146
Retirement of long-term debt	(781)	(279)
Issuance of long-term debt	870	750
Issuance of common stock	78	25
Debt issuance costs	(6)	(5)
Common stock dividends	(468)	(450)
Preferred stock dividends	(9)	(9)
NET CASH FLOWS FROM FINANCING ACTIVITIES	530	178
CASH AND TEMPORARY CASH INVESTMENTS:
NET CHANGE FOR THE PERIOD	(62)	1
BALANCE AT BEGINNING OF PERIOD	260	74
BALANCE AT END OF PERIOD	$198	$75
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$394	$377
Income taxes	$284	$4

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.

Consolidated Balance Sheet (Unaudited)

	September 30, 2010	December 31, 2009
	(Millions of Dollars)
ASSETS
CURRENT ASSETS
Cash and temporary cash investments	$198	$260
Accounts receivable – customers, less allowance for uncollectible accounts of $72 in 2010 and $70 in 2009, respectively	1,161	1,047
Accrued unbilled revenue	547	579
Other receivables, less allowance for uncollectible accounts of $8 and $5 in 2010 and 2009, respectively	503	379
Fuel oil, gas in storage, materials and supplies, at average cost	364	355
Prepayments	604	131
Regulatory assets	276	172
Revenue decoupling mechanism receivable	5	117
Other current assets	232	174
TOTAL CURRENT ASSETS	3,890	3,214
INVESTMENTS	391	385
UTILITY PLANT, AT ORIGINAL COST
Electric	19,793	18,645
Gas	4,180	3,983
Steam	2,027	1,935
General	1,904	1,866
TOTAL	27,904	26,429
Less: Accumulated depreciation	5,707	5,412
Net	22,197	21,017
Construction work in progress	1,223	1,422
NET UTILITY PLANT	23,420	22,439
NON-UTILITY PLANT
Non-utility property, less accumulated depreciation of $50 and $45 in 2010 and 2009, respectively	46	19
Construction work in progress	3	6
NET PLANT	23,469	22,464
OTHER NONCURRENT ASSETS
Goodwill	429	416
Intangible assets, less accumulated amortization of $3 and $2 in 2010 and 2009, respectively	3	4
Regulatory assets	6,981	7,103
Other deferred charges and noncurrent assets	289	258
TOTAL OTHER NONCURRENT ASSETS	7,702	7,781
TOTAL ASSETS	$35,452	$33,844

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.

Consolidated Balance Sheet (Unaudited)

	September 30, 2010	December 31, 2009
	(Millions of Dollars)
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Long-term debt due within one year	$5	$731
Notes payable	846	—
Accounts payable	1,068	1,173
Customer deposits	283	274
Accrued taxes	115	51
Accrued interest	201	156
Accrued wages	89	91
Fair value of derivative liabilities	159	114
Other current liabilities	381	350
TOTAL CURRENT LIABILITIES	3,147	2,940
NONCURRENT LIABILITIES
Obligations under capital leases	8	14
Provision for injuries and damages	172	168
Pensions and retiree benefits	2,826	3,363
Superfund and other environmental costs	239	212
Asset retirement obligations	127	122
Fair value of derivative liabilities	127	131
Other noncurrent liabilities	112	108
TOTAL NONCURRENT LIABILITIES	3,611	4,118
DEFERRED CREDITS AND REGULATORY LIABILITIES
Deferred income taxes and investment tax credits	6,229	5,609
Regulatory liabilities	931	829
Other deferred credits	24	32
TOTAL DEFERRED CREDITS AND REGULATORY LIABILITIES	7,184	6,470
LONG-TERM DEBT	10,667	9,854
SHAREHOLDERS’ EQUITY
Common shareholders’ equity (See Statement of Shareholders’ Equity)	10,630	10,249
Preferred stock of subsidiary	213	213
TOTAL SHAREHOLDERS’ EQUITY	10,843	10,462
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$35,452	$33,844

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.

Consolidated Statement of Comprehensive Income (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
	(Millions of Dollars)
NET INCOME	$353	$339	$768	$675
OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAXES
Pension plan liability adjustments, net of taxes of $1 and $4 in 2010 and $1 and $3 in 2009, respectively	1	2	5	5
Less: Reclassification adjustment for losses included in net income, net of taxes of $0 in 2010 and $1 and $1 in 2009, respectively	—	1	—	1
TOTAL OTHER COMPREHENSIVE INCOME, NET OF TAXES	1	1	5	4
COMPREHENSIVE INCOME	$354	$340	$773	$679
Preferred stock dividend requirements of subsidiary	(3)	(3)	(9)	(9)
COMPREHENSIVE INCOME FOR COMMON STOCK	$351	$337	$764	$670

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.

Consolidated Statement of Common Shareholders’ Equity (Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Capital Stock Expense	Accumulated Other Comprehensive Income/(Loss)	Total
(Millions of Dollars/Except Share Data)	Shares	Amount			Shares	Amount
BALANCE AS OF DECEMBER 31, 2008	273,721,686	$29	$4,112	$6,685	23,210,700	$(1,001)	$(60)	$(67)	$9,698
Net income for common stock				180					180
Common stock dividends				(162)					(162)
Issuance of common shares – dividend reinvestment and employee stock plans	532,533		20						20
Other comprehensive income								1	1
BALANCE AS OF MARCH 31, 2009	274,254,219	$29	$4,132	$6,703	23,210,700	$(1,001)	$(60)	$(66)	$9,737
Net income for common stock				150					150
Common stock dividends				(162)					(162)
Issuance of common shares – dividend reinvestment and employee stock plans	584,916		21						21
Other comprehensive income								2	2
BALANCE AS OF JUNE 30, 2009	274,839,135	$29	$4,153	$6,691	23,210,700	$(1,001)	$(60)	$(64)	$9,748
Net income for common stock				336					336
Common stock dividends				(162)					(162)
Issuance of common shares – dividend reinvestment and employee stock plans	520,041		20						20
Other comprehensive income								1	1
BALANCE AS OF SEPTEMBER 30, 2009	275,359,176	$29	$4,173	$6,865	23,210,700	$(1,001)	$(60)	$(63)	$9,943
BALANCE AS OF DECEMBER 31, 2009	281,123,741	$30	$4,420	$6,904	23,210,700	$(1,001)	$(62)	$(42)	$10,249
Net income for common stock				226					226
Common stock dividends				(167)					(167)
Issuance of common shares – dividend reinvestment and employee stock plans	647,731		28						28
Other comprehensive income								3	3
BALANCE AS OF MARCH 31, 2010	281,771,472	$30	$4,448	$6,963	23,210,700	$(1,001)	$(62)	$(39)	$10,339
Net income for common stock				183					183
Common stock dividends				(168)					(168)
Issuance of common shares – dividend reinvestment and employee stock plans	555,964		25						25
Other comprehensive income								1	1
BALANCE AS OF JUNE 30, 2010	282,327,436	$30	$4,473	$6,978	23,210,700	$(1,001)	$(62)	$(38)	$10,380
Net income for common stock				350					350
Common stock dividends				(168)					(168)
Issuance of common shares – dividend reinvestment and employee stock plans	1,487,598	1	66						67
Other comprehensive income								1	1
BALANCE AS OF SEPTEMBER 30, 2010	283,815,034	$31	$4,539	$7,160	23,210,700	$(1,001)	$(62)	$(37)	$10,630

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

Consolidated Income Statement (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
	(Millions of Dollars)
OPERATING REVENUES
Electric	$2,570	$2,395	$6,402	$5,865
Gas	204	183	1,126	1,259
Steam	91	77	487	521
TOTAL OPERATING REVENUES	2,865	2,655	8,015	7,645
OPERATING EXPENSES
Purchased power	764	753	2,102	2,009
Fuel	105	83	343	404
Gas purchased for resale	63	76	408	618
Other operations and maintenance	637	573	1,832	1,606
Depreciation and amortization	198	188	586	554
Taxes, other than income taxes	432	403	1,232	1,101
TOTAL OPERATING EXPENSES	2,199	2,076	6,503	6,292
OPERATING INCOME	666	579	1,512	1,353
OTHER INCOME (DEDUCTIONS)
Investment and other income	5	8	23	23
Allowance for equity funds used during construction	3	3	10	8
Other deductions	(2)	(3)	(11)	(10)
TOTAL OTHER INCOME (DEDUCTIONS)	6	8	22	21
INCOME BEFORE INTEREST AND INCOME TAX EXPENSE	672	587	1,534	1,374
INTEREST EXPENSE
Interest on long-term debt	137	134	406	399
Other interest	5	11	13	19
Allowance for borrowed funds used during construction	(1)	(2)	(6)	(6)
NET INTEREST EXPENSE	141	143	413	412
INCOME BEFORE INCOME TAX EXPENSE	531	444	1,121	962
INCOME TAX EXPENSE	196	159	404	339
NET INCOME	335	285	717	623
Preferred stock dividend requirements	(3)	(3)	(8)	(8)
NET INCOME FOR COMMON STOCK	$332	$282	$709	$615

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

Consolidated Statement of Cash Flows (Unaudited)

	For the Nine Months Ended September 30,
	2010	2009
	(Millions of Dollars)
OPERATING ACTIVITIES
Net income	$717	$623
PRINCIPAL NON-CASH CHARGES/(CREDITS) TO INCOME
Depreciation and amortization	586	554
Deferred income taxes	562	222
Rate case amortization and accruals	8	(38)
Common equity component of allowance for funds used during construction	(10)	(8)
Other non-cash items (net)	(96)	(46)
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable – customers, less allowance for uncollectibles	(84)	39
Materials and supplies, including fuel oil and gas in storage	(9)	99
Other receivables and other current assets	(208)	(49)
Prepayments	(309)	177
Recoverable energy costs	—	127
Accounts payable	(96)	(245)
Pensions and retiree benefits	(30)	(22)
Accrued taxes	20	(3)
Accrued interest	37	31
Deferred charges, deferred derivative losses, noncurrent assets and other regulatory assets	(374)	2
Deferred credits and other regulatory liabilities	131	(90)
Other liabilities	93	(47)
NET CASH FLOWS FROM OPERATING ACTIVITIES	938	1,326
INVESTING ACTIVITIES
Utility construction expenditures	(1,371)	(1,454)
Cost of removal less salvage	(100)	(123)
Common equity component of allowance for funds used during construction	10	8
Loan to affiliate	—	113
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(1,461)	(1,456)
FINANCING ACTIVITIES
Net proceeds from short-term debt	832	174
Issuance of long-term debt	700	750
Retirement of long-term debt	(625)	(275)
Debt issuance costs	(6)	(5)
Capital contribution by parent	36	—
Dividend to parent	(502)	(489)
Preferred stock dividends	(8)	(8)
NET CASH FLOWS (USED IN)/FROM FINANCING ACTIVITIES	427	147
CASH AND TEMPORARY CASH INVESTMENTS:
NET CHANGE FOR THE PERIOD	(96)	17
BALANCE AT BEGINNING OF PERIOD	131	37
BALANCE AT END OF PERIOD	$35	$54
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$357	$356
Income taxes	$263	$17

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

Consolidated Balance Sheet (Unaudited)

	September 30, 2010	December 31, 2009
	(Millions of Dollars)
ASSETS
CURRENT ASSETS
Cash and temporary cash investments	$35	$131
Accounts receivable – customers, less allowance for uncollectible accounts of $65 in 2010 and $63 in 2009, respectively	988	904
Other receivables, less allowance for uncollectible accounts of $7 and $4 in 2010 and 2009, respectively	77	134
Accrued unbilled revenue	384	413
Accounts receivable from affiliated companies	482	124
Fuel oil, gas in storage, materials and supplies, at average cost	319	310
Prepayments	391	82
Regulatory assets	218	104
Revenue decoupling mechanism receivable	4	107
Other current assets	94	89
TOTAL CURRENT ASSETS	2,992	2,398
INVESTMENTS	156	126
UTILITY PLANT AT ORIGINAL COST
Electric	18,685	17,570
Gas	3,708	3,537
Steam	2,027	1,935
General	1,741	1,708
TOTAL	26,161	24,750
Less: Accumulated depreciation	5,220	4,947
Net	20,941	19,803
Construction work in progress	1,118	1,334
NET UTILITY PLANT	22,059	21,137
NON-UTILITY PLANT
Non-utility property, less accumulated depreciation of $21 and $20 in 2010 and 2009, respectively	8	9
NET PLANT	22,067	21,146
OTHER NONCURRENT ASSETS
Regulatory assets	6,450	6,590
Other deferred charges and noncurrent assets	231	201
TOTAL OTHER NONCURRENT ASSETS	6,681	6,791
TOTAL ASSETS	$31,896	$30,461

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

Consolidated Balance Sheet (Unaudited)

	September 30, 2010	December 31, 2009
	(Millions of Dollars)
LIABILITIES AND SHAREHOLDER’S EQUITY
CURRENT LIABILITIES
Long-term debt due within one year	$—	$625
Notes payable	832	—
Accounts payable	846	937
Accounts payable to affiliated companies	12	17
Customer deposits	270	259
Accrued taxes	29	41
Accrued taxes to affiliated companies	41	9
Accrued interest	174	137
Accrued wages	86	89
Other current liabilities	427	333
TOTAL CURRENT LIABILITIES	2,717	2,447
NONCURRENT LIABILITIES
Obligations under capital leases	8	14
Provision for injuries and damages	166	160
Pensions and retiree benefits	2,485	2,978
Superfund and other environmental costs	154	159
Asset Retirement Obligations	127	122
Fair value of derivative liabilities	40	44
Other noncurrent liabilities	103	68
TOTAL NONCURRENT LIABILITIES	3,083	3,545
DEFERRED CREDITS AND REGULATORY LIABILITIES
Deferred income taxes and investment tax credits	5,724	5,139
Regulatory Liabilities	810	703
Other deferred credits	21	29
TOTAL DEFERRED CREDITS AND REGULATORY LIABILITIES	6,555	5,871
LONG-TERM DEBT	9,737	9,038
SHAREHOLDER’S EQUITY
Common shareholder’s equity (See Statement of Shareholder’s Equity)	9,591	9,347
Preferred stock	213	213
TOTAL SHAREHOLDER’S EQUITY	9,804	9,560
TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$31,896	$30,461

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

Consolidated Statement of Comprehensive Income (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
	(Millions of Dollars)
NET INCOME	$335	$285	$717	$623
OTHER COMPREHENSIVE INCOME, NET OF TAXES
Pension plan liability adjustments, net of taxes of $1 in 2009	—	—	—	1
TOTAL OTHER COMPREHENSIVE INCOME, NET OF TAXES	—	—	—	1
COMPREHENSIVE INCOME	$335	$285	$717	$624

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

Consolidated Statement of Common Shareholder’s Equity (Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Repurchased Con Edison Stock	Capital Stock Expense	Accumulated Other Comprehensive Income/(Loss)	Total
(Millions of Dollars/Except Share Data)	Shares	Amount
BALANCE AS OF DECEMBER 31, 2008	235,488,094	$589	$3,664	$5,780	$(962)	$(60)	$(20)	$8,991
Net income				200				200
Common stock dividend to parent				(163)				(163)
Cumulative preferred dividends				(3)				(3)
BALANCE AS OF MARCH 31, 2009	235,488,094	$589	$3,664	$5,814	$(962)	$(60)	$(20)	$9,025
Net income				139				139
Common stock dividend to parent				(163)				(163)
Cumulative preferred dividends				(3)				(3)
BALANCE AS OF JUNE 30, 2009	235,488,094	$589	$3,664	$5,787	$(962)	$(60)	$(20)	$8,998
Net income				285				285
Common stock dividend to parent				(163)				(163)
Cumulative preferred dividends				(3)				(3)
Other comprehensive income							1	1
BALANCE AS OF SEPTEMBER 30, 2009	235,488,094	$589	$3,664	$5,906	$(962)	$(60)	$(19)	$9,118
BALANCE AS OF DECEMBER 31, 2009	235,488,094	$589	$3,877	$5,909	$(962)	$(62)	$(4)	$9,347
Net income				246				246
Capital contribution from parent			12					12
Common stock dividend to parent				(167)				(167)
Cumulative preferred dividends				(3)				(3)
BALANCE AS OF MARCH 31, 2010	235,488,094	$589	$3,889	$5,985	$(962)	$(62)	$(4)	$9,435
Net income				138				138
Capital contribution from parent			12					12
Common stock dividend to parent				(168)				(168)
Cumulative preferred dividends				(3)				(3)
BALANCE AS OF JUNE 30, 2010	235,488,094	$589	$3,901	$5,952	$(962)	$(62)	$(4)	$9,414
Net income				335				335
Capital contribution from parent			12					12
Common stock dividend to parent				(167)				(167)
Cumulative preferred dividends				(3)				(3)
BALANCE AS OF SEPTEMBER 30, 2010	235,488,094	$589	$3,913	$6,117	$(962)	$(62)	$(4)	$9,591

The accompanying notes are an integral part of these financial statements.

Notes to the Financial Statements

General

These combined notes accompany and form an integral part of the separate consolidated financial statements of each of the two separate registrants: Consolidated Edison, Inc. and its subsidiaries (Con Edison) and Consolidated Edison Company of New York, Inc. and its subsidiaries (CECONY). CECONY is a subsidiary of Con Edison and as such its financial condition and results of operations and cash flows, which are presented separately in the CECONY consolidated financial statements, are also consolidated, along with those of Con Edison’s other utility subsidiary, Orange and Rockland Utilities, Inc. (O&R), and Con Edison’s competitive energy businesses (discussed below), in Con Edison’s consolidated financial statements. The term “Utilities” is used in these notes to refer to CECONY and O&R.

As used in these notes, the term “Companies” refers to Con Edison and CECONY and, except as otherwise noted, the information in these combined notes relates to each of the Companies. However, CECONY makes no representation as to information relating to Con Edison or the subsidiaries of Con Edison other than itself.

The separate interim consolidated financial statements of each of the Companies are unaudited but, in the opinion of their respective managements, reflect all adjustments (which include only normally recurring adjustments) necessary for a fair presentation of the results for the interim periods presented. The Companies’ separate interim consolidated financial statements should be read together with their separate audited financial statements (including the combined notes thereto) included in Item 8 of their combined Annual Report on Form 10-K for the year ended December 31, 2009 (the Form 10-K) and their separate unaudited financial statements (including the combined notes thereto) included in Part I, Item 1 of their combined Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2010 (the First Quarter Form 10-Q) and June 30, 2010 (the Second Quarter Form 10-Q). Information in the notes to the consolidated financial statements in the Form 10-K, the First Quarter Form 10-Q and the Second Quarter Form 10-Q referred to in these notes is incorporated by reference herein. The use of terms such as “see” or “refer to” shall be deemed to incorporate by reference into these notes the information to which reference is made.

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

Note A — Summary of Significant Accounting Policies

Earnings Per Common Share

Reference is made to “Earnings Per Common Share” in Note A to the financial statements included in Item 8 of the Form 10-K. For the three and nine months ended September 30, 2010 and 2009, Con Edison’s basic and diluted EPS are calculated as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Millions of Dollars, except per share amounts/Shares in Millions)	2010	2009	2010	2009
Net income for common stock	$350	$336	$759	$666
Weighted average common shares outstanding – Basic	283.0	275.1	282.2	274.5
Add: Incremental shares attributable to effect of potentially dilutive securities	1.6	0.9	1.5	0.9
Adjusted weighted average common shares outstanding – Diluted	284.6	276.0	283.7	275.4
Net income for common stock per common share – basic	$1.24	$1.22	$2.69	$2.43
Net income for common stock per common share – diluted	$1.23	$1.22	$2.68	$2.42

Note B — Regulatory Matters

Reference is made to “Accounting Policies” in Note A and “Rate Agreements” in Note B to the financial statements included in Item 8 of the Form 10-K and Note B to the financial statements in Part I, Item 1 of the First Quarter Form 10-Q and Second Quarter Form 10-Q.

Rate Agreements

CECONY — Gas

In September 2010, the NYSPSC issued an order approving the May 2010 Joint Proposal covering the rates CECONY can charge its customers for gas delivery service during the three-year period October 2010 through September 2013. Among other things, the Joint Proposal provides for gas base rate increases of $47.1 million, $47.9 million and $46.7 million, effective October 2010, 2011 and 2012, respectively. For additional information about the Joint Proposal, see “Rate Agreements” in Note B to the financial statements in Part I, Item 1 of the Second Quarter Form 10-Q.

CECONY — Steam

In September 2010, the NYSPSC issued an order approving the May 2010 Joint Proposal covering the rates CECONY can charge its customers for steam delivery service during the three-year period October 2010 through September 2013. Among other things, the Joint Proposal provides for steam base rate increases of $49.5 million, effective October 2010 and 2011, and $17.8 million, effective October 2012, with an additional $31.7 million to be collected through a surcharge in the rate year ending September 2013. The NYSPSC order requires CECONY, in its next steam rate case filing, to propose a phase-in over a period of not more than seven years of an increase in the allocation to steam customers of the fuel costs for the company’s East River Repowering Project (ERRP, which cogenerates electricity and steam) that are above the market value of the electric energy generated by ERRP. For additional information about the Joint Proposal, see “Rate Agreements” in Note B to the financial statements in Part I, Item 1 of the Second Quarter Form 10-Q.

Other Regulatory Matters

In February 2009, the NYSPSC commenced a proceeding to examine the prudence of certain CECONY expenditures (see “Investigations of Vendor Payments” in Note H). Pursuant to NYSPSC orders, a portion of the company’s revenues (effective April 2010, $249 million, $32 million and $6 million on an annual basis for electric, gas and steam service, respectively) is being collected subject to potential refund to customers. At September 30, 2010, the company had collected an estimated $464 million from customers subject to potential refund in connection with this proceeding. In October 2010, a NYSPSC consultant reported its $21 million provisional assessment, which the company has disputed, of potential overcharges for construction work. The potential overcharges related to transactions that involved certain employees who were arrested and a contractor that performed work for the company. The NYSPSC’s consultant is expected to continue to review the company’s expenditures. The company is unable to estimate the amount, if any, of any refund that may be required in connection with this proceeding and, accordingly, has not established a regulatory liability for a refund.

Regulatory Assets and Liabilities

Regulatory assets and liabilities at September 30, 2010 and December 31, 2009 were comprised of the following items:

	Con Edison		CECONY
(Millions of Dollars)	2010	2009	2010	2009
Regulatory assets
Unrecognized pension and other postretirement costs	$4,001	$4,472	$3,819	$4,259
Future federal income tax	1,411	1,316	1,337	1,249
Environmental remediation costs	421	388	333	329
Surcharge for New York State Assessment	185	138	171	126
Net electric deferrals	161	82	161	82
Pension and other postretirement benefits deferrals	158	101	106	49
Revenue taxes	139	119	135	116
Deferred derivative losses – long-term	125	106	85	75
Deferred storm costs	58	5	43	—
Property tax reconciliation	52	85	47	85
O&R transition bond charges	49	55	—	—
World Trade Center restoration costs	44	41	44	41
Workers’ compensation	34	37	34	37
Other	143	158	135	142
Regulatory assets – long-term	6,981	7,103	6,450	6,590
Deferred derivative losses – current	268	141	218	104
Recoverable energy costs – current	8	31	—	—
Regulatory assets – current	276	172	218	104
Total Regulatory Assets	$7,257	$7,275	$6,668	$6,694
Regulatory liabilities
Allowance for cost of removal less salvage	$405	$371	$334	$303
Net unbilled revenue deferrals	126	91	126	91
Refundable energy costs	78	118	53	77
Revenue decoupling mechanism	55	—	55	—
New York State tax refund	29	—	29	—
Gain on sale of First Avenue properties	23	23	23	23
Gain on sale of 125th Street Property	12	—	12	—
Rate case amortizations	5	21	5	21
Electric rate case deferral	—	19	—	19
2005-2008 capital expenditure reserve	—	24	—	24
Other	198	162	173	145
Regulatory liabilities	931	829	810	703
Deferred derivative gains – current	—	9	—	8
Total Regulatory Liabilities	$931	$838	$810	$711

“Net electric deferrals” at September 30, 2010 represent the remaining unamortized balance of certain regulatory assets and liabilities of CECONY that were combined effective April 1, 2010 and are being amortized to income, in accordance with CECONY’s April 2010 rate plan. At December 2009, “net electric deferrals” represented the remaining unamortized balance of certain regulatory assets and liabilities of CECONY that were combined effective April 1, 2005 and were amortized to income in accordance with CECONY’s April 2009 rate plan through March 2010.

Note C — Capitalization

Reference is made to Note C to the financial statements in Item 8 of the Form 10-K and Note C to the financial statements in Part I, Item 1 of the First Quarter Form 10-Q and Second Quarter Form 10-Q.

In August 2010, O&R issued $55 million aggregate principal amount of 2.50 percent debentures, Series 2010 A, due 2015 and $115 million aggregate principal amount of 5.50 percent debentures, Series 2010 B, due 2040. In addition, O&R purchased, and had cancelled, its $55 million aggregate principal amount of Series 1994 A variable-rate, tax-exempt debt due 2014.

In October 2010, Con Edison issued 6.3 million common shares resulting in net proceeds of $305 million, the proceeds of which were invested by Con Edison in CECONY.

Note D — Short-Term Borrowing

Reference is made to Note D to the financial statements in Item 8 of the Form 10-K and Note D to the financial statements in Part I, Item 1 of the First Quarter Form 10-Q and Second Quarter Form 10-Q.

At September 30, 2010, Con Edison had $846 million of commercial paper outstanding, $832 million of which was outstanding under CECONY’s program. The weighted average interest rate was 0.4 percent for each of Con Edison and CECONY. At December 31, 2009, Con Edison and CECONY had no commercial paper outstanding. At September 30, 2010 and December 31, 2009, no loans were outstanding under the Companies’ Credit Agreement and $220 million (including $151 million for CECONY) and $193 million (including $135 million for CECONY) of letters of credit were outstanding under the Credit Agreement, respectively.

Note E — Pension Benefits

Reference is made to Note E to the financial statements in Item 8 of the Form 10-K and Note E to the financial statement in Part I, Item 1 of the First Quarter Form 10-Q and Second Quarter Form 10-Q.

Net Periodic Benefit Cost

The components of the Companies’ net periodic benefit costs for the three and nine months ended September 30, 2010 and 2009 were as follows:

	For the Three Months Ended September 30,
	Con Edison		CECONY
(Millions of Dollars)	2010	2009	2010	2009
Service cost – including administrative expenses	$42	$40	$39	$37
Interest cost on projected benefit obligation	139	131	130	123
Expected return on plan assets	(175)	(173)	(167)	(165)
Amortization of net actuarial loss	106	75	100	68
Amortization of prior service costs	2	2	2	2
NET PERIODIC BENEFIT COST	$114	$75	$104	$65
Amortization of regulatory asset*	—	1	—	1
TOTAL PERIODIC BENEFIT COST	$114	$76	$104	$66
Cost capitalized	(40)	(28)	(36)	(25)
Cost deferred	(29)	(4)	(29)	(3)
Cost charged to operating expenses	$45	$44	$39	$38

*	Relates to increases in CECONY’s pension obligations of $45 million from a 1999 special retirement program.

	For the Nine Months Ended September 30,
	Con Edison		CECONY
(Millions of Dollars)	2010	2009	2010	2009
Service cost – including administrative expenses	$126	$120	$117	$111
Interest cost on projected benefit obligation	417	393	390	369
Expected return on plan assets	(527)	(519)	(501)	(495)
Amortization of net actuarial loss	318	225	300	204
Amortization of prior service costs	6	6	6	6
NET PERIODIC BENEFIT COST	$340	$225	$312	$195
Amortization of regulatory asset*	1	3	1	3
TOTAL PERIODIC BENEFIT COST	$341	$228	$313	$198
Cost capitalized	(118)	(82)	(109)	(75)
Cost deferred	(85)	(40)	(82)	(34)
Cost charged to operating expenses	$138	$106	$122	$89

*	Relates to increases in CECONY’s pension obligations of $33 million from a 1993 special retirement program (which was fully amortized in March 2009) and $45 million from a 1999 special retirement program.

Expected Contributions

Based on estimates as of December 31, 2009, the Companies are not required under funding regulations and laws to make any contributions to the pension plan during 2010. The Companies’ policy is to fund their accounting cost to the extent tax deductible. During the first nine months of 2010, the Companies contributed $434 million to the pension plan (of which $397 million was contributed by CECONY). During the first nine months of 2009, the Companies contributed $282 million to the pension plan (of which $244 million was contributed by CECONY). During the second quarter of 2010, the Companies funded $25 million for the non-qualified supplemental pension plans. The Companies are continuing to monitor changes to funding and tax laws that may impact future pension plan funding requirements.

Note F — Other Postretirement Benefits

Reference is made to Note F to the financial statements in Item 8 of the Form 10-K and Note F to the financial statements in Part I, Item 1 of the First Quarter Form 10-Q and Second Quarter Form 10-Q.

Net Periodic Benefit Cost

The components of the Companies’ net periodic postretirement benefit costs for the three and nine months ended September 30, 2010 and 2009 were as follows:

	For the Three Months Ended September 30,
	Con Edison		CECONY
(Millions of Dollars)	2010	2009	2010	2009
Service cost	$6	$5	$5	$4
Interest cost on accumulated other postretirement benefit obligation	23	24	20	21
Expected return on plan assets	(22)	(21)	(19)	(20)
Amortization of net actuarial loss	23	18	21	16
Amortization of prior service cost	(3)	(3)	(4)	(3)
Amortization of transition obligation	1	1	1	1
NET PERIODIC POSTRETIREMENT BENEFIT COST	$28	$24	$24	$19
Cost capitalized	(10)	(9)	(8)	(7)
Cost deferred	2	1	1	—
Cost charged to operating expenses	$20	$16	$17	$12

	For the Nine Months Ended September 30,
	Con Edison		CECONY
(Millions of Dollars)	2010	2009	2010	2009
Service cost	$18	$15	$15	$12
Interest cost on accumulated other postretirement benefit obligation	69	72	60	63
Expected return on plan assets	(66)	(63)	(57)	(60)
Amortization of net actuarial loss	69	54	63	48
Amortization of prior service cost	(9)	(9)	(12)	(9)
Amortization of transition obligation	3	3	3	3
NET PERIODIC POSTRETIREMENT BENEFIT COST	$84	$72	$72	$57
Cost capitalized	(30)	(27)	(25)	(22)
Cost deferred	2	—	(1)	(2)
Cost charged to operating expenses	$56	$45	$46	$33

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

The accrued liabilities and regulatory assets related to Superfund Sites at September 30, 2010 and December 31, 2009 were as follows:

	Con Edison		CECONY
(Millions of Dollars)	2010	2009	2010	2009
Accrued Liabilities:
Manufactured gas plant sites	$193	$164	$109	$112
Other Superfund Sites	46	48	45	47
Total	$239	$212	$154	$159
Regulatory assets	$421	$388	$333	$329

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

Environmental remediation costs incurred and insurance recoveries received related to Superfund Sites during the three and nine months ended September 30, 2010 and 2009 were as follows:

	For the Three Months Ended September 30,
	Con Edison		CECONY
(Millions of Dollars)	2010	2009	2010	2009
Remediation costs incurred	$9	$20	$8	$20
Insurance recoveries received	$—	$3	$—	$3

	For the Nine Months Ended September 30,
	Con Edison		CECONY
(Millions of Dollars)	2010	2009	2010	2009
Remediation costs incurred	$32	$60	$30	$59
Insurance recoveries received	$—	$3	$—	$3

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

Asbestos Proceedings

Suits have been brought in New York State and federal courts against the Utilities and many other defendants, wherein a large number of plaintiffs sought large amounts of compensatory and punitive damages for deaths and injuries allegedly caused by exposure to asbestos at various premises of the Utilities. The suits that have been resolved, which are many, have been resolved without any payment by the Utilities, or for amounts that were not, in the aggregate, material to them. The amounts specified in all the remaining thousands of suits total billions of dollars; however, the Utilities believe that these amounts are greatly exaggerated, based on the disposition of previous claims. In 2008, CECONY estimated that its aggregate undiscounted potential liability for these suits and additional suits that may be brought over the next 15 years is $9 million. The estimate was based upon a combination of modeling, historical data analysis and risk factor assessment. Actual experience may be materially different. In addition, certain current and former employees have claimed or are claiming workers’ compensation benefits based on alleged disability from exposure to asbestos. Under its current rate agreements, CECONY is permitted to defer as regulatory assets (for subsequent recovery through rates) costs incurred for its asbestos lawsuits and workers’ compensation claims. The accrued liability for asbestos suits and workers’ compensation proceedings (including those related to asbestos exposure) and the amounts deferred as regulatory assets for the Companies at September 30, 2010 and December 31, 2009 were as follows:

	Con Edison		CECONY
(Millions of Dollars)	2010	2009	2010	2009
Accrued liability – asbestos suits	$10	$10	$9	$9
Regulatory assets – asbestos suits	$10	$10	$9	$9
Accrued liability – workers’ compensation	$109	$113	$104	$108
Regulatory assets – workers’ compensation	$34	$37	$34	$37

Note H – Other Material Contingencies

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

Investigations of Vendor Payments

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

In September 2010, CECONY commenced an internal investigation relating to the arrest of a retired employee for participating in a bribery scheme in which the employee received payments from a bidder that was selected to supply materials to the company.

CECONY has provided information to governmental authorities in connection with their ongoing investigation of this conspiracy to defraud the company.

The company, based upon its evaluation of its internal controls for 2009 and previous years, believes that the controls were effective to provide reasonable assurance that its financial statements have been fairly presented, in all material respects, in conformity with generally accepted accounting principles. Because the company’s investigations are ongoing, the company is unable to predict the impact of any of the employees’ unlawful conduct on the company’s internal controls, business, results of operations or financial position.

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

In January 2010, the NYSDEC issued a proposed administrative Order on Consent to CECONY relating to discharges of pollutants, reported by the company to the NYSDEC from 2002 through 2009, into the storm sewer system at a property the company owns in the Astoria section of New York on which the company is permitted by the NYSDEC to operate a hazardous waste storage facility. In April 2010, the NYSDEC issued an order, to which CECONY consented, pursuant to which CECONY paid a $1.1 million penalty and is undertaking a corrective action plan that will require the company to incur an estimated $32 million of capital expenditures.

In June 2010, the NYSDEC issued a proposed consent order relating to the release of oil into the Bronx River resulting from a November 2009 transformer fire at the company’s Dunwoodie electric substation. In July 2010, the NYSDEC issued an order, to which CECONY consented, pursuant to which CECONY paid a penalty and other amounts totaling $0.7 million.

Lease In/Lease Out Transactions

In each of 1997 and 1999, Con Edison Development entered into a transaction in which it leased property and then immediately subleased it back to the lessor (termed “Lease In/Lease Out,” or LILO transactions). The transactions respectively involve electric generating and gas distribution facilities in the Netherlands, with a total investment of $259 million. The transactions were financed with $93 million of equity and $166 million of non-recourse, long-term debt secured by the underlying assets. In accordance with the accounting rules for leases, Con Edison is accounting for the two LILO transactions as leveraged leases. Accordingly, the company’s investment in these leases, net of non-recourse debt, is carried as a single amount in Con Edison’s consolidated balance sheet and income is recognized pursuant to a method that incorporates a level rate of return for those years when net investment in the lease is positive, based upon the after-tax cash flows projected at the inception of the leveraged leases. The company’s investment in these leveraged leases was $(36) million at September 30, 2010 and $(24) million at December 31, 2009 and is comprised of a $235 million gross investment less $271 million deferred tax liabilities at September 30, 2010 and $235 million gross investment less $259 million of deferred tax liabilities at December 31, 2009.

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

In connection with its audit of Con Edison’s federal income tax returns for 1998 through 2007, the IRS disallowed $416 million of net tax deductions taken with respect to both of the LILO transactions for the tax years. Con Edison is pursuing administrative appeals of these audit level disallowances. In connection with its audit of Con Edison’s federal income tax returns for 2009 and 2008, the IRS has disallowed $41 million and $42 million, respectively, of net tax deductions taken with respect to both of the LILO transactions. When these audit level disallowances become appealable, Con Edison intends to file an appeal of the disallowances.

Con Edison believes that its LILO transactions have been correctly reported, and has not recorded any reserve with respect to the disallowance of tax losses, or related interest, in connection with its LILO transactions. Con Edison’s estimated tax savings, reflected in its financial statements, from the two LILO transactions through September 30, 2010, in the aggregate, was $217 million. If Con Edison were required to repay all or a portion of these amounts, it would also be required to pay interest of up to $73 million net of tax at September 30, 2010.

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

Guarantees

Con Edison and its subsidiaries enter into various agreements providing financial or performance assurance primarily to third parties on behalf of their subsidiaries. Maximum amounts guaranteed by Con Edison totaled $873 million and $929 million at September 30, 2010 and December 31, 2009, respectively.

A summary, by type (described in Note H to the financial statements in Item 8 of the Form 10-K) and term, of Con Edison’s total guarantees at September 30, 2010 is as follows:

Guarantee Type	0 – 3 years	4 –10 years	> 10 years	Total
	(Millions of Dollars)
Commodity transactions	$618	$9	$128	$755
Affordable housing program	4	—	—	4
Intra-company guarantees	30	—	1	31
Other guarantees	63	20	—	83
TOTAL	$715	$29	$129	$873

Note I Income Tax

Reference is made to Note L to the financial statements in Item 8 of the Form 10-K.

In August 2010, the IRS entered into a closing agreement with Con Edison, covering the Companies’ use of certain methods to determine the extent to which construction-related costs could be deducted in 2005 through 2008 (the last year for which deduction of construction-related costs was an uncertain tax position), and instructed the IRS to apply the remainder of a June 2007 deposit to pay the tax for

2005 through 2008 determined to be due relating to the closing agreement. At September 30, 2010, the remaining deposit was $51 million (including $47 million attributable to CECONY), which is included in other current assets in the Companies’ consolidated balance sheets, and the tax due relating to the closing agreement was $53 million (including $55 million attributable to CECONY), which is included in other current liabilities in the Companies’ consolidated balance sheets. In October 2010, the IRS indicated that it applied most of the remaining deposit towards payment of the tax due relating to the closing agreement.

At September 30, 2010, the liability for uncertain tax positions (which is included in other current liabilities in the Companies’ consolidated balance sheets) included $8 million (including $8 million attributable to CECONY) relating to the deduction of construction-related costs for New York State income tax purposes in 2005 through 2008.

Settlement of the Companies’ uncertain tax position regarding the timing of the deduction of construction-related costs has had, and will have, no effect (except for interest on amounts owed, which is not expected to be significant) on the Companies’ results of operations because deferred taxes had previously been provided for the related temporary differences between the deductions taken for income tax purposes and the corresponding amounts charged to expense for financial reporting purposes.

In September 2010, Con Edison filed the Companies’ federal income tax return for 2009 reflecting, among other things, the deduction of the costs of certain repairs to utility plant as an operating expense (the “repair allowance deductions”). Previously, the Companies capitalized such costs and reported their depreciation in their tax returns. Taking the repair allowance deductions accelerated the timing of the deduction of the cost of the repairs. The Companies had a net operating loss for federal income tax purposes in 2009 reflecting, among other things, the repair allowance deductions and the bonus depreciation provisions of the American Recovery and Reinvestment Act of 2009. At September 30, 2010, with respect to the repair allowance deductions, Con Edison accrued a liability for uncertain tax positions of $54 million (including $52 million attributable to CECONY), which is included in other current liabilities in the Companies’ consolidated balance sheets.

In September 2010, the Companies applied for a refund of certain prior years’ federal tax payments based upon the carry-back of the 2009 net operating loss. At September 30, 2010, Con Edison’s estimated refunds receivable from the IRS amounted to $297 million, which is included in other accounts receivable in Con Edison’s consolidated balance sheet (including $281 million attributable to CECONY, which is included in accounts receivable from affiliated companies in CECONY’s consolidated balance sheet).

The Companies also estimate that they had a net operating loss for state income tax purposes for 2009 (reflecting, among other things, the repair allowance expense deductions), which is being carried forward and as to which, at September 30, 2010, Con Edison has included a $64 million other current asset in its consolidated balance sheet (including $35 million attributable to CECONY, which is included in accounts receivable from affiliated companies in CECONY’s consolidated balance sheet).

Note J — Financial Information by Business Segment

Reference is made to Note N to the financial statements in Item 8 of the Form 10-K.

The financial data for the business segments are as follows:

	For the Three Months Ended September 30,
	Operating revenues		Inter-segment revenues		Depreciation and amortization		Operating income
(Millions of Dollars)	2010	2009	2010	2009	2010	2009	2010	2009
Con Edison of New York
Electric	$2,570	$2,395	$3	$3	$156	$149	$715	$641
Gas	204	183	1	1	26	24	(16)	(28)
Steam	91	77	18	18	16	15	(33)	(34)
Consolidation adjustments	—	—	(22)	(22)	—	—	—	—
Total Con Edison of New York	$2,865	$2,655	$—	$—	$198	$188	$666	$579
O&R
Electric	$245	$209	$—	$—	$8	$7	$52	$40
Gas	25	26	—	—	3	3	(4)	(5)
Total O&R	$270	$235	$—	$—	$11	$10	$48	$35
Competitive energy businesses	$584	$610	$—	$2	$2	$2	$(8)	$70
Other*	(12)	(11)	—	(2)	—	—	(1)	1
Total Con Edison	$3,707	$3,489	$—	$—	$211	$200	$705	$685

*	Parent company expenses, primarily interest, and consolidation adjustments. Other does not represent a business segment.

	For the Nine Months Ended September 30,
	Operating revenues		Inter-segment revenues		Depreciation and amortization		Operating Income
(Millions of Dollars)	2010	2009	2010	2009	2010	2009	2010	2009
Con Edison of New York
Electric	$6,402	$5,865	$9	$9	$464	$437	$1,228	$1,090
Gas	1,126	1,259	4	4	76	73	243	223
Steam	487	521	55	54	46	44	41	40
Consolidation adjustments	—	—	(68)	(67)	—	—	—	—
Total Con Edison of New York	$8,015	$7,645	$—	$—	$586	$554	$1,512	$1,353
O&R
Electric	$559	$499	$—	$—	$24	$22	$71	$57
Gas	150	171	—	—	9	9	20	16
Total O&R	$709	$670	$—	$—	$33	$31	$91	$73
Competitive energy businesses	$1,491	$1,477	$—	$(1)	$6	$4	$25	$52
Other*	(30)	(34)	—	1	—	—	(1)	(2)
Total Con Edison	$10,185	$9,758	$—	$—	$626	$589	$1,627	$1,476

*	Parent company expenses, primarily interest, and consolidation adjustments. Other does not represent a business segment.

Note K — Derivative Instruments and Hedging Activities

Under the accounting rules for derivatives and hedging, derivatives are recognized on the balance sheet at fair value, unless an exception is available under the accounting rules. Certain qualifying derivative contracts have been designated as normal purchases or normal sales contracts. These contracts are not reported at fair value under the accounting rules.

Energy Price Hedging

Con Edison’s subsidiaries hedge market price fluctuations associated with physical purchases and sales of electricity, natural gas, and steam by using derivative instruments including futures, forwards, basis swaps, options, transmission congestion contracts and financial transmission rights contracts. The fair values of these hedges at September 30, 2010 and December 31, 2009 were as follows:

	Con Edison		CECONY
(Millions of Dollars)	2010	2009	2010	2009
Fair value of net derivative (liabilities) – gross	$(436)	$(266)	$(248)	$(137)
Impact of netting of cash collateral	282	162	143	87
Fair value of net derivative (liabilities) – net	$(154)	$(104)	$(105)	$(50)

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

At September 30, 2010, Con Edison and CECONY had $172 million and $24 million of credit exposure in connection with energy supply and hedging activities, net of collateral, respectively. Con Edison’s net credit exposure consisted of $107 million with investment-grade counterparties, and $65 million primarily with commodity exchange brokers or independent system operators. CECONY’s entire net credit exposure was with commodity exchange brokers.

Economic Hedges

The Companies enter into certain derivative instruments that do not qualify or are not designated as hedges under the accounting rules for derivatives and hedging. However, management believes these instruments represent economic hedges that mitigate exposure to fluctuations in commodity prices.

The fair values of the Companies’ commodity derivatives at September 30, 2010 were:

(Millions of Dollars)	Fair Value of Commodity Derivatives(a) Balance Sheet Location	Con Edison	CECONY
Asset Derivatives
Current	Other current assets	$234	$18
Long term	Other deferred charges and non-current assets	67	12
Total asset derivatives		$301	$30
Impact of netting		(181)	6
Net asset derivatives		$120	$36
Liability Derivatives
Current	Fair value of derivative liabilities	$538	$—
Current	Other current liabilities	—	192
Long term	Fair value of derivative liabilities	199	86
Total liability derivatives		$737	$278
Impact of netting		(463)	(137)
Net liability derivatives		$274	$141

(a)	Qualifying derivative contracts, which have been designated as normal purchases or normal sales contracts, are not reported at fair value under the accounting rules for derivatives and hedging and, therefore, are excluded from the table.

The fair value of the Companies’ commodity derivatives at December 31, 2009 were:

(Millions of Dollars)	Fair Value of Commodity Derivatives(a) Balance Sheet Location	Con Edison	CECONY
Asset Derivatives
Current	Fair value of derivative assets	$213	$40
Long term	Other deferred charges and non-current assets	148	19
Total asset derivatives		$361	$59
Impact of netting		(231)	(20)
Net asset derivatives		$130	$39
Liability Derivatives
Current	Fair value of derivative liabilities	$401	$110
Long term	Fair value of derivative liabilities	226	86
Total liability derivatives		$627	$196
Impact of netting		(393)	(107)
Net liability derivatives		$234	$89

(a)	Qualifying derivative contracts, which have been designated as normal purchases or normal sales contracts, are not reported at fair value under the accounting rules for derivatives and hedging and, therefore, are excluded from the table.

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

The following table presents the changes in the fair values of commodity derivatives that have been deferred or recognized in earnings for the three and nine months ended September 30, 2010:

Realized and Unrealized Gains/(Losses) on Commodity Derivatives(a) Deferred or Recognized in Income for the Three Months Ended September 30, 2010
(Millions of Dollars)	Balance Sheet Location	Con Edison		CECONY
Pre-tax gains/(losses) deferred in accordance with accounting rules for regulated operations:
Current	Other current liabilities	$(3)		$(3)
Total deferred losses		$(3)		$(3)
Current	Other current assets	$(61)		$(54)
Current	Recoverable energy costs	(70)		(63)
Long term	Regulatory assets	4		7
Total deferred losses		$(127)		$(110)
Net deferred losses		$(130)		$(113)
	Income Statement Location
Pre-tax gain/(loss) recognized in income
	Purchased power expense	$(26	)(b)	$—
	Gas purchased for resale	(1)		—
	Non-utility revenue	4	(b)	—
Total pre-tax gain/(loss) recognized in income		$(23)		$—

(a)	Qualifying derivative contracts, which have been designated as normal purchases or normal sales contracts, are not reported at fair value under the accounting rules for derivatives and hedging and, therefore, are excluded from the table.
(b)	For the three months ended September 30, 2010, Con Edison recorded in non-utility operating revenues and purchased power expense an unrealized pre-tax gain/(loss) of $(3)million and $(34) million, respectively.

Realized and Unrealized Gains/(Losses) on Commodity Derivatives(a) Deferred or Recognized in Income for the Nine Months Ended September 30, 2010
(Millions of Dollars)	Balance Sheet Location	Con Edison	CECONY
Pre-tax gains/(losses) deferred in accordance with accounting rules for regulated operations:
Current	Other current liabilities	$(8)	$(8)
Total deferred losses		$(8)	$(8)
Current	Other current assets	$(127)	$(114)
Current	Recoverable energy costs	$(205)	$(172)
Long term	Regulatory assets	$(19)	$(11)
Total deferred losses		$(351)	$(297)
Net deferred losses		$(359)	$(305)
	Income Statement Location
Pre-tax gain/(loss) recognized in income
	Purchased power expense	$(132)	$—
	Gas purchased for resale	(7)	—
	Non-utility revenue	21 (b)	—
Total pre-tax gain/(loss) recognized in income		$(118)	$—

(a)	Qualifying derivative contracts, which have been designated as normal purchases or normal sales contracts, are not reported at fair value under the accounting rules for derivatives and hedging and, therefore, are excluded from the table.
(b)	For the nine months ended September 30, 2010, Con Edison recorded in non-utility operating revenues and purchased power expense an unrealized pre-tax gain/(loss) of $(1) million and $(34) million, respectively.

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

As of September 30, 2010, Con Edison had 1,475 contracts, including 693 CECONY contracts, which were considered to be derivatives under the accounting rules for derivatives and hedging (excluding qualifying derivative contracts, which have been designated as normal purchases or normal sales contracts). The following table presents the number of contracts by commodity type:

	Electric Derivatives				Gas Derivatives
	Number of Energy Contracts(a)	MWhs(b)	Number of Capacity Contracts(a)	MWs(b)	Number of Contracts(a)	Dths(b)	Total Number of Contracts(a)
Con Edison	690	18,268,063	63	9,075	722	141,570,000	1,475
CECONY	137	3,738,600	—	—	556	131,790,000	693

(a)	Qualifying derivative contracts, which have been designated as normal purchases or normal sales contracts, are not reported at fair value under the accounting rules for derivatives and hedging and, therefore, are excluded from the table.
(b)	Volumes are reported net of long and short positions.

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

The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position and collateral posted at September 30, 2010, and the additional collateral that would have been required to be posted had the lowest applicable credit rating been reduced one level and to below investment grade were:

(Millions of Dollars)	Con Edison(a)		CECONY(a)
Aggregate fair value – net liabilities	$443		$180
Collateral posted	$240		$92	(b)
Additional collateral(c) (downgrade one level from current ratings(d))	$53		$35
Additional collateral(c) (downgrade to below investment grade from current ratings(d))	$324	(e)	$103

(a)	Non-derivative transactions for the purchase and sale of electricity and gas and qualifying derivative instruments, which have been designated as normal purchases or normal sales, are excluded from the table. These transactions primarily include purchases of electricity from independent system operators. In the event the Utilities and Con Edison’s competitive energy businesses were no longer extended unsecured credit for such purchases, the Companies would be required to post collateral, which at September 30, 2010, would have amounted to an estimated $191 million for Con Edison, including $50 million for CECONY. For certain other such non-derivative transactions, the Companies could be required to post collateral under certain circumstances, including in the event counterparties had reasonable grounds for insecurity.
(b)	Across the Utilities’ energy derivative positions, credit limits for the same counterparties are generally integrated. At September 30, 2010, the Utilities posted combined collateral of $126 million, including an estimated $34 million attributable to O&R.
(c)	The Companies measure the collateral requirements by taking into consideration the fair value amounts of derivative instruments that contain credit-risk-related contingent features that are in a net liabilities position plus amounts owed to counterparties for settled transactions and amounts required by counterparties for minimum financial security. The fair value amounts represent unrealized losses, net of any unrealized gains where the Companies have a legally enforceable right of setoff.
(d)	The current ratings are Moody’s, S&P and Fitch long-term credit rating of, as applicable, Con Edison (Baa1/BBB+/BBB+), CECONY (A3/A-/A-) or O&R (Baa1/A-/A-). Credit ratings assigned by rating agencies are expressions of opinions that are subject to revision or withdrawal at any time by the assigning rating agency.
(e)	Derivative instruments that are net assets have been excluded from the table. At September 30, 2010, if Con Edison had been downgraded to below investment grade, it would have been required to post additional collateral for such derivative instruments of not more than $20 million.

Interest Rate Swaps

O&R has an interest rate swap related to its Series 1994A Debt (which debt was cancelled in August 2010, see Note C). O&R pays a fixed-rate of 6.09 percent and receives a LIBOR-based variable rate. The fair value of this interest rate swap at September 30, 2010 was an unrealized loss of $12 million, which has been included in Con Edison’s consolidated balance sheet as a noncurrent liability/fair value of derivative liabilities and a regulatory asset. There was no material change in the fair value of the swap for the three and nine months ended September 30, 2010. In the event O&R’s credit rating was downgraded to BBB- or lower by Standard & Poor’s Rating Services or Baa3 or lower by Moody’s Investors Service, the swap counterparty could elect to terminate the agreement and, if it did so, the parties would then be required to settle the transaction.

Note L — Fair Value Measurements

Effective January 1, 2010, the Companies adopted Accounting Standards Update (ASU) No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements,” except as discussed below. This update requires the Companies to disclose significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. The guidance also clarifies level of disaggregation and disclosure requirements about inputs and valuation techniques used to measure fair value for both recurring and nonrecurring fair value measurements and the meaning of a class of assets and liabilities. In addition, the update requires the Companies to present information about purchases, sales, issuances, and settlements on a gross basis in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). This disclosure is effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years.

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

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2010 are summarized below.

	Level 1		Level 2		Level 3		Netting Adjustments(4)		Total
(Millions of Dollars)	Con Edison	CECONY	Con Edison	CECONY	Con Edison	CECONY	Con Edison	CECONY	Con Edison	CECONY
Derivative assets:
Commodity	$1	$—	$75	$8	$212	$12	$(167)	$16	$121	$36
Commodity(1)	$1	$—	$75	$8	$212	$12	$(167)	$16	$121	$36
Other assets(3)	57	57	—	—	96	87	—	—	153	144
Total	$58	$57	$75	$8	$308	$99	$(167)	$16	$274	$180
Derivative liabilities:
Commodity	$10	$8	$356	$209	$358	$51	$(449)	$(127)	$275	$141
Transfers in(5) (7)	—	—	(9)	(9)	(11)	(11)	—	—	(20)	(20)
Transfers out(5) (7)	—	—	11	11	9	9	—	—	20	20
Commodity(1)	$10	$8	$358	$211	$356	$49	$(449)	$(127)	$275	$141
Interest rate contract(2)	—	—	—	—	12	—	—	—	12	—
Total	$10	$8	$358	$211	$368	$49	$(449)	$(127)	$287	$141

(1)	A significant portion of the commodity derivative contracts categorized in Level 3 is valued using either an industry acceptable model or an internally developed model with observable inputs. The models also include some less readily observable inputs resulting in the classification of the entire contract as Level 3. See Note K.
(2)	See Note K.
(3)	Other assets are comprised of assets such as life insurance contracts within the Deferred Income Plan and Supplemental Retirement Income Plans, held in rabbi trusts.
(4)	Amounts represent the impact of legally-enforceable master netting agreements that allow the Companies to net gain and loss positions and cash collateral held or placed with the same counterparties.
(5)	The Companies’ policy is to recognize transfers into and transfers out of the levels at the end of the reporting period.
(6)	Transferred from Level 2 to Level 3 because of reassessment of the levels in the fair value hierarchy within which certain inputs fall.
(7)	Transferred from Level 3 to Level 2 because of availability of observable market data due to decrease in the terms of certain contracts from beyond one year as of June 30, 2010 to less than one year as of September 30, 2010.

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2009 are summarized below.

	Level 1		Level 2		Level 3		Netting Adjustments(4)		Total
(Millions of Dollars)	Con Edison	CECONY	Con Edison	CECONY	Con Edison	CECONY	Con Edison	CECONY	Con Edison	CECONY
Derivative assets:
Commodity(1)	$3	$3	$92	$21	$201	$17	$(166)	$(2)	$130	$39
Other assets(3)	36	36	—	—	92	83	—	—	128	119
Total	$39	$39	$92	$21	$293	$100	$(166)	$(2)	$258	$158
Derivative liabilities:
Commodity(1)	$6	$1	$296	$155	$260	$22	$(328)	$(89)	$234	$89
Interest rate contract(2)	—	—	—	—	11	—	—	—	11	—
Total	$6	$1	$296	$155	$271	$22	$(328)	$(89)	$245	$89

(1)	A significant portion of the commodity derivative contracts categorized in Level 3 is valued using either an industry acceptable model or an internally developed model with observable inputs. The models also include some less readily observable inputs resulting in the classification of the entire contract as Level 3. See Note O to the financial statements in Item 8 of the Form 10-K.
(2)	See Note O to the financial statements in Item 8 of the Form 10-K.
(3)	Other assets are comprised of assets such as life insurance contracts within the Deferred Income Plan and Supplemental Retirement Income Plans, held in rabbi trusts.
(4)	Amounts represent the impact of legally-enforceable master netting agreements that allow the Companies to net gain and loss positions and cash collateral held or placed with the same counterparties.

The table listed below provides a reconciliation of the beginning and ending net balances for assets and liabilities measured at fair value for the three and nine months ended September 30, 2010 and classified as Level 3 in the fair value hierarchy:

	For the Three Months Ended September 30, 2010
		Total Gains/(Losses)— Realized and Unrealized
(Millions of Dollars)	Beginning Balance as of July 1, 2010	Included in Earnings	Included in Regulatory Assets and Liabilities	Purchases, Issuances, Sales and Settlements	Transfer In/Out of Level 3	Ending Balance as of September 30, 2010
Con Edison
Derivatives:
Commodity	$(101)	$(45)	$(12)	$16	$(2)	$(144)
Interest rate contract	(12)	—	—	—	—	(12)
Other(1)	94	—	2	—	—	96
Total	$(19)	$(45)	$(10)	$16	$(2)	$(60)
CECONY
Derivatives:
Commodity	$(30)	$(7)	$(3)	$5	$(2)	$(37)
Other(1)	85	—	2	—	—	87
Total	$55	$(7)	$(1)	$5	$(2)	$50

(1)	Amounts included in earnings are reported in investment and other income on the consolidated income statement.

	For the Nine Months Ended September 30, 2010
		Total Gains/(Losses)— Realized and Unrealized
(Millions of Dollars)	Beginning Balance as of January 1, 2010	Included in Earnings	Included in Regulatory Assets and Liabilities	Purchases, Issuances, Sales and Settlements	Transfer In/Out of Level 3	Ending Balance as of September 30, 2010
Con Edison
Derivatives:
Commodity	$(59)	$(95)	$(55)	$44	$21	$(144)
Interest rate contract	(11)	(2)	(1)	2	—	(12)
Other(1)	92	—	4	—	—	96
Total	$22	$(97)	$(52)	$46	$21	$(60)
CECONY
Derivatives:
Commodity	$(5)	$(14)	$(37)	$(2)	$21	$(37)
Other(1)	83	—	4	—	—	87
Total	$78	$(14)	$(33)	$(2)	$21	$(50)

(1)	Amounts included in earnings are reported in investment and other income on the consolidated income statement.

The table listed below provides a reconciliation of the beginning and ending net balances for assets and liabilities measured at fair value for the three and nine months ended September 30, 2009 and classified as Level 3 in the fair value hierarchy:

	For the Three Months Ended September 30, 2009
		Total Gains/(Losses)— Realized and Unrealized
(Millions of Dollars)	Beginning Balance as of July 1, 2009	Included in Earnings	Included in Regulatory Assets and Liabilities	Purchases, Issuances, Sales and Settlements	Transfer In/Out of Level 3	Ending Balance as of September 30, 2009
Con Edison
Derivatives:
Energy	$(85)	$(108)	$56	$81	$(1)	$(57)
Financial & other	(12)	—	—	—	—	(12)
Other	82	3	3	—	—	88
Total	$(15)	$(105)	$59	$81	$(1)	$19
Con Edison of New York
Derivatives:
Energy	$2	$(11)	$28	$2	$(1)	$20
Other	74	3	2	—	—	79
Total	$76	$(8)	$30	$2	$(1)	$99

	For the Nine Months Ended September 30, 2009
		Total Gains/(Losses)— Realized and Unrealized
(Millions of Dollars)	Beginning Balance as of January 1, 2009	Included in Earnings	Included in Regulatory Assets and Liabilities	Purchases, Issuances, Sales and Settlements	Transfer In/Out of Level 3	Ending Balance as of September 30, 2009
Con Edison
Derivatives:
Energy	$(50)	$(213)	$5	$202	$(1)	$(57)
Financial & other	(15)	—	3	—	—	(12)
Other	73	6	9	—	—	88
Total	$8	$(207)	$17	$202	$(1)	$19
Con Edison of New York
Derivatives:
Energy	$1	$(17)	$13	$24	$(1)	$20
Other	65	6	8	—	—	79
Total	$66	$(11)	$21	$24	$(1)	$99

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

For the competitive energy businesses, realized and unrealized gains and losses on Level 3 commodity derivative assets and liabilities are reported in non-utility revenues ($14 million gain and $68 million loss) and purchased power costs ($33 million loss and immaterial) on the consolidated income statement for the three months ended September 30, 2010 and 2009, respectively. Realized and unrealized gains and losses on Level 3 commodity derivative assets and liabilities are reported in non-utility revenues ($47 million gain and $121 million loss) and purchased power costs ($73 million loss and $2 million loss) on the consolidated income statement for the nine months ended September 30, 2010 and 2009, respectively. The change in fair value relating to Level 3 commodity derivative assets and liabilities held at September 30, 2010 is included in non-utility revenues ($3 million loss) and purchased power costs ($22 million loss) on the consolidated income statement for the three months ended September 30, 2010. For the three months ended September 30, 2009, the change in fair value relating to Level 3 commodity derivative assets and liabilities included in non-utility revenues was a $15 million loss and was immaterial in purchased power costs. The change in fair value relating to Level 3 commodity derivative assets and liabilities held at September 30, 2010 is included in non-utility revenues ($2 million loss) and purchased power costs ($29 million loss) on the consolidated income statement for the nine months ended September 30, 2010. For the nine months ended September 30, 2009, the change in fair value relating to Level 3 commodity derivative assets and liabilities included in non-utility revenues was a $15 million loss and was immaterial in purchased power costs.

For the Utilities, realized and unrealized gains and losses on Level 3 other assets and liabilities were immaterial for the three months ended September 30, 2010 and a $3 million gain, which is reported in investment and other income on the consolidated income statement, for the three months ended September 30, 2009. Realized and unrealized gains and losses on Level 3 other assets and liabilities were immaterial for the nine months ended September 30, 2010 and a $6 million gain, which is reported in investment and other income on the consolidated income statement for the nine months ended September 30, 2009.

Note M — Variable Interest Entities

Reference is made to Notes Q and T to the financial statements in Item 8 of the Form 10-K and Note L to the financial statements in Part I, Item 1 of the First Quarter Form 10-Q and Second Quarter Form 10-Q.

Note N — New Financial Accounting Standards

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

This MD&A should be read in conjunction with the Third Quarter Financial Statements and the notes thereto, the MD&A in Item 7 of the Companies’ combined Annual Report on Form 10-K for the year ended December 31, 2009 (File Nos. 1-14514 and 1-1217, the Form 10-K) and the MD&A in Part 1, Item 2 of the Companies’ combined Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2010 and June 30, 2010 (File Nos. 1-14514 and 1-1217, the First Quarter Form 10-Q and the Second Quarter Form 10-Q, respectively).

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

Competitive Energy Businesses

Con Edison pursues competitive energy opportunities through three wholly-owned subsidiaries: Con Edison Solutions, Con Edison Energy and Con Edison Development. These businesses include the sales and related hedging of electricity to wholesale and retail customers, sales of certain energy-related products and services, and participation in energy infrastructure projects. At September 30, 2010, Con Edison’s equity investment in its competitive energy businesses was $290 million and their assets amounted to $880 million.

Certain financial data of Con Edison’s businesses is presented below:

	Three Months Ended September 30, 2010				Nine Months Ended September 30, 2010				At September 30, 2010
(Millions of Dollars)	Operating Revenues		Net Income for Common Stock		Operating Revenues		Net Income for Common Stock		Assets
Con Edison of New York	$2,865	78%	$332	95%	$8,015	79%	$709	93%	$31,896	90%
O&R	270	7%	25	7%	709	7%	42	6%	2,247	6%
Total Utilities	3,135	85%	357	102%	8,724	86%	751	99%	34,143	96%
Con Edison Development	1	—%	1	—%	1	—%	—	—%	462	1%
Con Edison Energy(a)	122	3%	3	1%	332	3%	10	1%	138	1%
Con Edison Solutions(a)	464	13%	(7)	(2)%	1,164	11%	8	1%	280	1%
Other(b)	(15)	(1)%	(4)	(1)%	(36)	—%	(10)	(1)%	429	1%
Total Con Edison	$3,707	100%	$350	100%	$10,185	100%	$759	100%	$35,452	100%

(a)	Net income from the competitive energy businesses for the three months ended September 30, 2010 includes $(22) million of net after-tax mark-to-market gains/(losses) (Con Edison Energy, $1 million and Con Edison Solutions, $(23) million). Net income from the competitive energy businesses for the nine months ended September 30, 2010 includes $(21) million of net after-tax mark-to-market gains/(losses) (Con Edison Energy, $12 million and Con Edison Solutions, $(33) million).
(b)	Represents inter-company and parent company accounting. See “Results of Operations,” below.

Con Edison’s net income for common stock for the three months ended September 30, 2010 was $350 million or $1.24 a share compared with earnings of $336 million or $1.22 a share for the three months ended September 30, 2009. Con Edison’s net income for common stock for the nine months ended September 30, 2010 was $759 million or $2.69 a share compared with earnings of $666 million or $2.43 a share for the nine months ended September 30, 2009. See “Results of Operations – Summary,” below.

Results of Operations — Summary

Net income for common stock for the three and nine months ended September 30, 2010 and 2009 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions of Dollars)	2010	2009	2010	2009
Con Edison of New York	$332	$282	$709	$615
O&R	25	19	42	34
Competitive energy businesses(a)	(3)	38	18	27
Other(b)	(4)	(3)	(10)	(10)
CON EDISON	$350	$336	$759	$666

(a)	Includes $(22) million and $17 million of net after-tax mark-to-market gains/(losses) for the three months ended September 30, 2010 and 2009, respectively. Includes $(21) million and $1 million of net after-tax mark-to-market gains/(losses) for the nine months ended September 30, 2010 and 2009, respectively.
(b)	Represents inter-company and parent company accounting. See “Results of Operations,” below.

The results of operations for the three and nine months ended September 30, 2010, as compared with the 2009 period, reflect changes in the Utilities’ rate plans. These rate plans include an increase in the allowed electric return on common equity for CECONY. The rate plans provide for additional revenues to cover expected increases, discussed below, in certain operations and maintenance expenses, depreciation and property taxes and interest charges. The results of operations include the operating results of the competitive energy businesses, including net mark-to-market effects.

The increases in operations and maintenance expenses reflect higher costs for demand side management programs in the 2010 periods, offset in part by savings in certain operating expenses through cost control efforts. The increase in operations and maintenance expense for the nine months ended September 30, 2010 also reflects higher costs for pension and other post-retirement benefits. The increases also reflect higher New York State assessments that are collected from customers. Depreciation and property taxes were higher in the 2010 periods reflecting primarily the impact from higher utility plant balances.

The following table presents the estimated effect on earnings per share and net income for common stock for the 2010 period compared with the 2009 period, resulting from these and other major factors:

	Three Months Ended Variation 2010 vs. 2009		Nine Months Ended Variation 2010 vs. 2009
	Earnings per Share Variation	Net Income for Common Stock Variation (Millions of Dollars)	Earnings per Share Variation	Net Income for Common Stock Variation (Millions of Dollars)
CECONY(a)
Rate plans, primarily to recover increases in certain costs	$0.39	$108	$1.12	$311
Operations and maintenance expense	(0.14)	(38)	(0.49)	(135)
Depreciation and property taxes	(0.05)	(13)	(0.30)	(83)
Net interest expense	0.01	3	—	—
Other (includes dilutive effect of new stock issuances)	(0.07)	(10)	(0.06)	1
Total CECONY	0.14	50	0.27	94
Orange and Rockland Utilities (O&R)	0.02	5	0.03	9
Competitive energy businesses
Earnings excluding net mark-to-market effects	—	(2)	0.04	12
Net mark-to-market effects(b)	(0.14)	(39)	(0.08)	(22)
Total competitive energy businesses	(0.14)	(41)	(0.04)	(10)
Other, including parent company expenses	—	—	—	—
Total variation	$0.02	$14	$0.26	$93

(a)	Under the revenue decoupling mechanisms in CECONY’s electric and gas rate plans and the weather-normalization clause applicable to the gas business, revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved. Under CECONY’s rate plans, pension and other postretirement costs and certain other costs are reconciled to amounts reflected in rates for such costs.
(b)	For the three months ended September 30th, these variations reflect after-tax net mark-to-market losses of $(22) million or $(0.08) a share in 2010 and after-tax net mark-to-market gains of $17 million or $0.06 a share in 2009. For the nine months ended September 30th, the variations reflect after-tax net mark-to-market losses of $(21) million in 2010 or $(0.08) a share, and after-tax net mark-to-market gain of $1 million or $0.00 a share in 2009.

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

Liquidity and Capital Resources

The Companies’ liquidity reflects cash flows from operating, investing and financing activities, as shown on their respective consolidated statement of cash flows and as discussed below. See “Liquidity and Capital Resources” in Item 7 of the Form 10-K. Changes in the Companies’ cash and temporary cash investments resulting from operating, investing and financing activities for the nine months ended September 30, 2010 and 2009 are summarized as follows:

	Con Edison			CECONY
(Millions of Dollars)	2010	2009	Variance	2010	2009	Variance
Operating activities	$971	$1,469	$(498)	$938	$1,326	$(388)
Investing activities	(1,563)	(1,646)	83	(1,461)	(1,456)	(5)
Financing activities	530	178	352	427	147	280
Net change	(62)	1	(63)	(96)	17	(113)
Balance at beginning of period	260	74	186	131	37	94
Balance at end of period	$198	$75	$123	$35	$54	$(19)

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

Net cash flows from operating activities for the nine months ended September 30, 2010 for Con Edison and CECONY were $498 million and $388 million lower, respectively, than in the 2009 period. The decreases in net cash flows reflect the January 2010 semi-annual payment of CECONY’s New York City property taxes. A comparable semi-annual payment was not made in January 2009 because the company paid its 2008-2009 New York City fiscal year property taxes in July 2008. Net cash flows from operating activities for the 2010 period, compared to the 2009 period, included increased estimated income tax payments by Con Edison and CECONY of $280 million and $246 million, respectively, reflecting, among other things, the expiration of the bonus depreciation provisions of the American Recovery and Reinvestment Act of 2009. The Companies’ 2010 estimated tax payments do not reflect the acceleration in the timing of deduction of certain repairs to utility plant or the bonus depreciation provisions of the Small Business Jobs Act of 2010 (which was signed into law in September 2010). See “Other Changes in Assets and Liabilities – Other Receivables, Prepayments and Deferred Income Taxes” below).

The change in net cash flows also reflects the timing of payments for and recovery of energy costs. This timing issue is reflected within changes to accounts receivable – customers, recoverable energy costs and accounts payable balances.

Cash Flows Used in Investing Activities

Net cash flows used in investing activities for the nine months ended September 30, 2010 for Con Edison and CECONY were $83 million lower, and $5 million higher, respectively, than in the 2009 period. The change reflects primarily decreased construction expenditures in 2010. The lower net cash flows used in investing activities for CECONY were offset in part by the repayment of loans by O&R to CECONY in the 2009 period. See Note S to the financial statements in Item 8 of the Form 10-K.

Cash Flows from Financing Activities

Net cash flows from financing activities for the nine months ended September 30, 2010 for Con Edison and CECONY were $352 million and $280 million higher, respectively, than in the 2009 period.

Net cash flows from financing activities during the nine months ended September 30, 2010 and 2009 reflect the following CECONY transactions:

2010

•	Issued $350 million 4.45 percent 10-year debentures and $350 million 5.70 percent 30-year debentures; and

•	Redeemed at maturity $325 million 8.125 percent 10-year debentures and $300 million 7.50 percent 10-year debentures.

2009

•	Issued $275 million 5.55 percent 5-year debentures and $475 million 6.65 percent 10-year debentures; and

•	Redeemed at maturity $275 million 4.70 percent 5-year debentures.

Con Edison’s net cash flows from financing activities for the nine months ended September 30, 2010 also reflect the following O&R transactions:

•	Issued $55 million 2.50 percent 5-year debentures and $115 million 5.50 percent 30-year debentures;

•	Redeemed in advance of maturity $45 million 7.00 percent 30-year debentures that were due in 2029;

•	Purchased and cancelled $55 million variable rate, tax-exempt debt that was due in 2014; and

•	Redeemed at maturity $55 million 7.50 percent 10-year debentures.

Cash flows from financing activities of the Companies also reflect commercial paper issuance (included on the consolidated balance sheets as “Notes payable”). The commercial paper amounts outstanding at September 30, 2010 and September 30, 2009 and the average daily balances for the nine months ended September 30, 2010 and 2009 for Con Edison and CECONY were as follows:

	2010		2009
(Millions of Dollars, except Weighted Average Yield)	Outstanding at September 30	YTD average	Outstanding at September 30	YTD average
Con Edison	$846	$429	$509	$276
CECONY	$832	$408	$427	$150
Weighted average yield	0.4%	0.4%	0.3%	0.4%

Cash flows from financing activities for the nine months ended September 30, 2010 and 2009 also reflect the issuance of Con Edison common shares through its dividend reinvestment and employee stock plans (2010: 2,691,293 shares for $78 million, 2009: 1,637,490 shares for $25 million). In addition, as a result of the stock plan issuances, cash used to pay common stock dividends was reduced by $36 million in both periods.

In October 2010, Con Edison issued 6.3 million common shares resulting in net proceeds of $305 million, the proceeds of which were invested by Con Edison in CECONY.

Common stock issuances and external borrowings are sources of liquidity that could be affected by changes in credit ratings, financial performance and capital market conditions. For information about the Companies’ credit ratings and certain financial ratios, see “Capital Requirements and Resources – Capital Resources” in Item 1 of the Form 10-K.

Other Changes in Assets and Liabilities

The following table shows changes in certain assets and liabilities at September 30, 2010, compared with December 31, 2009.

	Con Edison	CECONY
(Millions of Dollars)	2010 vs. 2009 Variance	2010 vs. 2009 Variance
Assets
Other receivables	$124	$(57)
Accounts receivable from affiliated companies	—	358
Prepayments	473	309
Regulatory assets – current	104	114
Regulatory asset – unrecognized pension and other post-retirement benefit costs	(471)	(440)

Liabilities
Pension and retiree benefits	(537)	(493)
Deferred income tax and investment tax credits	620	585

Other Receivables, Prepayments and Deferred Income Taxes

The increase in other receivables (for CECONY, accounts receivable from affiliated companies) reflects an increase in estimated federal income tax refunds receivable, reflecting among other things, the acceleration in the timing of deduction of certain repairs to utility plant and the bonus depreciation provisions of the American Recovery and Reinvestment Act of 2009. See Note I to the Third Quarter Financial Statements.

The increase in prepayments reflects the portion allocable to the 2010 fourth quarter of the $597 million July 2010 semi-annual payment of New York City property taxes. The increase also reflects $183 million of estimated federal income tax payments that the Companies made which are no longer expected to be required for payment of the Companies’ 2010 federal income tax liability. The Companies expect a lower than previously forecasted 2010 federal income tax liability as a result of the bonus depreciation provisions of the Small Business Jobs Act of 2010 (which was signed into law in September 2010) that permit the deduction of an incremental 50 percent of qualifying 2010 capital expenditures.

The increase in the liability for deferred income taxes reflects these federal income tax developments.

Regulatory Assets – Current

The increase in regulatory assets – current reflects an increase in deferred derivative losses – current ($127 million for Con Edison and $114 million for CECONY) reflecting primarily the impact of the maturity of certain contract positions, which were outstanding at December 31, 2009 and the timing of entering into new positions in 2010, offset in part by a decrease in the recoverable energy costs – current for O&R. See “Regulatory Assets and Liabilities” in Note B to the Third Quarter Financial Statements.

Regulatory Asset for Unrecognized Pension and Other Post-Retirement Benefit Costs and Non-Current Liability for Pension and Retiree Benefits

The decreases in the regulatory asset for unrecognized pension and other post-retirement benefit costs and the non-current liability for pension and retiree benefits reflects the final actuarial valuation of the underfunding of the pension and other retiree benefit plans as measured at December 31, 2009 in accordance with the accounting rules for pensions and the year-to-date amortization of accounting costs. The decrease in the non-current liability for pension and retiree benefits also reflects the contributions to the pension plan made by CECONY in the first nine months of the year. See Notes B, E and F to the financial statements in Item 8 of the Form 10-K and Note E to the Third Quarter Financial Statements.

Capital Requirements and Resources

At September 30, 2010, there was no material change in the Companies’ capital requirements and resources compared to those disclosed under “Capital Requirements and Resources – Capital Requirements” and “Capital Requirement and Resources – Capital Resources” in Item 1 of the Form 10-K, other than as described below and in Note C to the Third Quarter Financial Statements.

Con Edison expects that its actual construction expenditures for 2010 will be approximately $160 million (including $85 million for CECONY) less than estimated under “Capital Requirements” in Item 1 of the Form 10-K. The Companies expect to realize tax benefits of approximately $500 million over the next few months that will result in more than previously anticipated cash flows from operating activities. These tax benefits reflect, among other things, the acceleration of the timing of the deduction for income tax purposes of certain repairs to utility plant and bonus depreciation provisions of both the American Recovery and Reinvestment Act of 2009 and the Small Business Jobs Act of 2010 (see “Other Changes in Assets and Liabilities – Other Receivables, Prepayments and Deferred Income Taxes,” above). The Utilities do not anticipate the need to issue any additional long-term debt to fund their capital requirements for the remainder of 2010. CECONY is considering issuing additional long-term debt to refund certain outstanding securities.

CECONY is in the process of reviewing its capital requirements for 2011 and 2012 and expects to defer certain projects which had estimated construction expenditures of $75 million and $200 million in 2011 and 2012, respectively. CECONY expects that its construction expenditures for 2011 and 2012 will decrease from the amounts estimated under “Capital Requirements” in Item 1 of the Form 10-K.

In October 2010, Fitch reduced its rating of O&R’s senior unsecured debt from A to A-. See “Capital Requirements and Resources – Capital Resources” in Item 1 of the Form 10-K.

For each of the Companies, the ratio of earnings to fixed charges (Securities and Exchange Commission basis) for the nine months ended September 30, 2010 and 2009 and the 12 months ended December 31, 2009 was:

	Earnings to Fixed Charges (Times)
	For the Nine Months Ended September 30, 2010	For the Nine Months Ended September 30, 2009	For the Twelve Months Ended December 31, 2009
Con Edison	3.4	3.1	3.0
CECONY	3.6	3.2	3.1

For each of the Companies, the common equity ratio at September 30, 2010 and December 31, 2009 was:

	Common Equity Ratio (Percent of total capitalization)
	September 30, 2010	December 31, 2009
Con Edison	49.4	50.5
CECONY	49.1	50.3

Contractual Obligations

At September 30, 2010, there were no material changes in the Companies’ aggregate obligation to make payments pursuant to contracts compared to those discussed under “Capital Requirements and Resources – Contractual Obligations” in Item 1 of the Form 10-K.

Electric Power Requirements

At September 30, 2010, there were no material changes in the Companies’ electric power requirements compared to those disclosed under “Electric Operations – Electric Supply” in Item 1 of the Form 10-K.

Regulatory Matters

At September 30, 2010, there were no material changes in the Companies’ regulatory matters compared to those disclosed under “Utility Regulation” in Item 1 of the Form 10-K and “Rate Agreements” in Note B to the financial statements in Item 8 of the Form 10-K, other than as described in Note B to the Third Quarter Financial Statements.

Financial and Commodity Market Risks

The Companies are subject to various risks and uncertainties associated with financial and commodity markets. The most significant market risks include interest rate risk, commodity price risk, credit risk and investment risk. At September 30, 2010, there were no material changes in the Companies’ financial and commodity market risks compared to those discussed under “Financial and Commodity Market Risks” in Item 7 of the Form 10-K, other than as described below and in Note K to the Third Quarter Financial Statements.

Commodity Price Risk

Con Edison’s commodity price risk relates primarily to the purchase and sale of electricity, gas and related derivative instruments. The Utilities and Con Edison’s competitive energy businesses have risk management strategies to mitigate their related exposures. See Note K to the Third Quarter Financial Statements.

Con Edison estimates that, as of September 30, 2010, a 10 percent decline in market prices would result in a decline in fair value of $96 million for the derivative instruments used by the Utilities to hedge purchases of electricity and gas, of which $74 million is for CECONY and $22 million is for O&R. Con Edison expects that any such change in fair value would be largely offset by directionally opposite changes in the cost of the electricity and gas purchased. In accordance with provisions approved by state regulators, the Utilities generally recover from customers the costs they incur for energy purchased for their customers, including gains and losses on certain derivative instruments used to hedge energy purchased and related costs. See “Recoverable Energy Costs” in Note A to the financial statements in Item 8 of the Form 10-K.

Con Edison’s competitive energy businesses use a value-at-risk (VaR) model to assess the market risk of their electricity and gas commodity fixed-price purchase and sales commitments, physical forward contracts and commodity derivative instruments. VaR represents the potential change in fair value of instruments or the portfolio due to changes in market factors, for a specified time period and confidence level. These businesses estimate VaR across their electricity and natural gas commodity businesses using a delta-normal variance/covariance model with a 95 percent confidence level. Since the VaR calculation involves complex methodologies and estimates and assumptions that are based on past experience, it is not necessarily indicative of future results. VaR for transactions associated with hedges on commodity contracts, assuming a one-day holding period, for the nine months ended September 30, 2010 and the year ended December 31, 2009, was as follows:

	September 30, 2010	December 31, 2009
	(Millions of Dollars)
95% Confidence Level, One-Day Holding Period
Average for the period	1	1
High	1	2
Low	—	—

Credit Risk

The Companies are exposed to credit risk related to transactions entered into primarily for the various energy supply and hedging activities by the Utilities and the competitive energy businesses. Credit risk relates to the loss that may result from a counterparty’s nonperformance. The Companies use credit policies to manage this risk, including an established credit approval process, monitoring of counterparty limits, netting provisions within agreements and collateral or prepayment arrangements, credit insurance and credit default swaps. The Companies measure credit risk exposure as the replacement cost for open energy commodity and derivative positions plus amounts owed from counterparties for settled transactions. The replacement cost of open positions represents unrealized gains, net of any unrealized losses where the Companies have a legally enforceable right of setoff. See “Credit Exposure” in Note K to the Third Quarter Financial Statements.

Environmental Matters

For information concerning climate change, environmental sustainability, potential liabilities arising from laws and regulations protecting the environment and other environmental matters, see “Environmental Matters” in Item 1 of the Form 10-K and Notes G and H to the Third Quarter Financial Statements.

Impact of Inflation

The Companies are affected by the decline in the purchasing power of the dollar caused by inflation. Regulation permits the Utilities to recover, through depreciation, only the historical cost of their plant assets even though in an inflationary economy the cost to replace the assets upon their retirement will substantially exceed historical costs. The impact is, however, partially offset by the repayment of the Companies’ long-term debt in dollars of lesser value than the dollars originally borrowed.

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

The results of operations for the three and nine months ended September 30, 2010, as compared with the 2009 period, reflect changes in the Utilities’ rate plans. These rate plans include an increase in the allowed electric return on common equity for CECONY. The rate plans provide for additional revenues to cover expected increases, discussed below, in certain operations and maintenance expenses, depreciation and property taxes and interest charges. The results of operations include the operating results of the competitive energy businesses, including net mark-to-market effects.

The increases in operations and maintenance expenses reflect higher costs for demand side management programs in the 2010 periods, offset in part by savings in certain operating expenses through cost control efforts. The increase in operations and maintenance expense for the nine months ended September 30, 2010 also reflects higher costs for pension and other post-retirement benefits. The increases also reflect higher New York State assessments that are collected from customers. Depreciation and property taxes were higher in the 2010 periods reflecting primarily the impact from higher utility plant balances. For additional information about major factors affecting earnings, see “Results of Operations – Summary,” above.

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

Con Edison’s principal business segments are CECONY’s regulated electric, gas and steam utility activities, O&R’s regulated electric and gas utility activities and Con Edison’s competitive energy businesses. CECONY’s principal business segments are its regulated electric, gas and steam utility activities. A discussion of the results of operations by principal business segment for the three and nine months ended September 30, 2010 and 2009 follows. For additional business segment financial information, see Note J to the Third Quarter Financial Statements.

Three Months Ended September 30, 2010 Compared with Three Months Ended September 30, 2009

The Companies’ results of operations (which were discussed above under “Results of Operations – Summary”) in 2010 compared with 2009 were:

	CECONY		O&R		Competitive Energy Businesses and Other**		Con Edison*
(Millions of Dollars)	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent
Operating revenues	$210	7.9%	$35	14.9%	$(27)	(4.5)%	$218	6.2%
Purchased power	11	1.5	20	19.6	56	11.6	87	6.5
Fuel	22	26.5	N/A	N/A	1	Large	23	27.7
Gas purchased for resale	(13)	(17.1)	(3)	(23.1)	—	—	(16)	(18.0)
Operating revenues less purchased power, fuel and gas purchased for resale (net revenues)	190	10.9	18	15.0	(84)	(72.4)	124	6.3
Other operations and maintenance	64	11.2	3	4.7	(5)	(12.8)	62	9.2
Depreciation and amortization	10	5.3	1	10.0	—	—	11	5.5
Taxes, other than income taxes	29	7.2	1	9.1	1	25.0	31	7.4
Operating income	87	15.0	13	37.1	(80)	Large	20	2.9
Other income less deductions	(2)	(25.0)	—	—	8	Large	6	Large
Net interest expense	(2)	(1.4)	4	80.0	—	—	2	1.3
Income before income tax expense	87	19.6	9	29.0	(72)	Large	24	4.5
Income tax expense	37	23.3	3	25.0	(30)	Large	10	5.1
Net income for common stock	$50	17.7%	$6	31.6%	$(42)	Large	$14	4.2%

*	Represents the consolidated financial results of Con Edison and its businesses.
**	Includes inter-company and parent company accounting.

CECONY

	Three Months Ended September 30, 2010				Three Months Ended September 30, 2009
(Millions of Dollars)	Electric	Gas	Steam	2010 Total	Electric	Gas	Steam	2009 Total	2010-2009 Variation
Operating revenues	$2,570	$204	$91	$2,865	$2,395	$183	$77	$2,655	$210
Purchased power	753	—	11	764	744	—	9	753	11
Fuel	75	—	30	105	57	—	26	83	22
Gas purchased for resale	—	63	—	63	—	76	—	76	(13)
Net revenues	1,742	141	50	1,933	1,594	107	42	1,743	190
Operations and maintenance	506	85	46	637	462	68	43	573	64
Depreciation and amortization	156	26	16	198	149	24	15	188	10
Taxes, other than income taxes	365	46	21	432	342	43	18	403	29
Operating income	$715	$(16)	$(33)	$666	$641	$(28)	$(34)	$579	$87

Electric

CECONY’s results of electric operations for the three months ended September 30, 2010 compared with the 2009 period are as follows:

	Three Months Ended
(Millions of Dollars)	September 30, 2010	September 30, 2009	Variation
Operating revenues	$2,570	$2,395	$175
Purchased power	753	744	9
Fuel	75	57	18
Net revenues	1,742	1,594	148
Operations and maintenance	506	462	44
Depreciation and amortization	156	149	7
Taxes, other than income taxes	365	342	23
Electric operating income	$715	$641	$74

CECONY’s electric sales and deliveries, excluding off-system sales, for the three months ended September 30, 2010 compared with the 2009 period were:

	Millions of kWhs Delivered				Revenues in Millions
	Three Months Ended				Three Months Ended
Description	September 30, 2010	September 30, 2009	Variation	Percent Variation	September 30, 2010	September 30, 2009	Variation	Percent Variation
Residential/Religious*	3,774	3,356	418	12.5%	$1,020	$818	$202	24.7%
Commercial/Industrial	4,007	3,466	541	15.6	789	733	56	7.6
Retail access customers	6,822	6,162	660	10.7	652	592	60	10.1
NYPA, Municipal Agency and other sales	2,997	3,113	(116)	(3.7)	167	151	16	10.6
Other operating revenues	—	—	—	—	(58)	101	(159)	Large
Total	17,600	16,097	1,503	9.3%	$2,570	$2,395	$175	7.3%

*	“Residential/Religious” generally includes single-family dwellings, individual apartments in multi-family dwellings, religious organizations and certain other not-for-profit organizations.

CECONY’s electric operating revenues increased $175 million for the three months ended September 30, 2010 compared with the 2009 period due primarily to CECONY’s electric rate plan ($288 million), increased purchased power ($9 million) and fuel ($18 million), offset in part by the revenue decoupling mechanism (reduction of $77 million of revenues in the 2010 period compared with increased revenues of $63 million in the 2009 period). CECONY’s revenues from electric sales are subject to a revenue decoupling mechanism, as a result of which delivery revenues generally are not affected by changes in delivery volumes from levels assumed when rates were approved. Other electric operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the revenue decoupling mechanism and other provisions of the company’s rate plans.

Electric delivery volumes in CECONY’s service area increased 9.3 percent for the three months ended September 30, 2010 compared with the 2009 period. After adjusting for variations, principally weather and billing days, electric delivery volumes in CECONY’s service area decreased 0.2 percent for the three months ended September 30, 2010 compared with the 2009 period.

CECONY’s electric purchased power costs increased $9 million for the three months ended September 30, 2010 compared with the 2009 period due to an increase in purchased volumes ($12 million), offset by lower unit costs ($3 million). Electric fuel costs increased $18 million for the three months ended September 30, 2010 compared with the 2009 period due to higher send out volumes from the company’s generating facilities ($16 million) and higher unit costs ($2 million).

CECONY’s electric operating income increased $74 million for the three months ended September 30,

2010 compared with the 2009 period. The increase reflects primarily higher net revenues ($148 million) due primarily to the electric rate plans, including the collection of a surcharge for a New York State assessment and the recovery of higher demand side management expenses. The higher net revenues were offset by higher operations and maintenance costs ($44 million, due primarily to higher demand side management expenses ($31 million) and a higher New York State assessment ($11 million)), taxes other than income taxes ($23 million) and depreciation and amortization ($7 million).

Gas

CECONY’s results of gas operations for the three months ended September 30, 2010 compared with the 2009 period are as follows:

	Three Months Ended
(Millions of Dollars)	September 30, 2010	September 30, 2009	Variation
Operating revenues	$204	$183	$21
Gas purchased for resale	63	76	(13)
Net revenues	141	107	34
Operations and maintenance	85	68	17
Depreciation and amortization	26	24	2
Taxes, other than income taxes	46	43	3
Gas operating income	$(16)	$(28)	$12

CECONY’s gas sales and deliveries, excluding off-system sales, for the three months ended September 30, 2010 compared with the 2009 period were:

	Thousands of dths Delivered				Revenues in Millions
	Three Months Ended				Three Months Ended
Description	September 30, 2010	September 30, 2009	Variation	Percent Variation	September 30, 2010	September 30, 2009	Variation	Percent Variation
Residential	3,267	3,209	58	1.8%	$85	$83	$2	2.4%
General	2,912	3,514	(602)	(17.1)	44	47	(3)	(6.4)
Firm transportation	6,312	6,279	33	0.5	45	35	10	28.6
Total firm sales and transportation	12,491	13,002	(511)	(3.9)	174	165	9	5.5
Interruptible sales*	1,795	1,159	636	54.9	8	2	6	Large
NYPA	6,795	13,024	(6,229)	(47.8)	1	1	—	—
Generation plants	33,268	23,868	9,400	39.4	10	8	2	25.0
Other	4,382	3,268	1,114	34.1	7	6	1	16.7
Other operating revenues	—	—	—	—	4	1	3	Large
Total	58,731	54,321	4,410	8.1%	$204	$183	$21	11.5%

*	Includes 781 and (107) thousands of dths for the 3 months ended September 30, 2010 and 2009, respectively, that are also reflected in firm transportation and other.

CECONY’s gas operating revenues increased $21 million for the three months ended September 30, 2010 compared with the 2009 period due primarily to CECONY’s gas rate plan ($28 million), offset in part by a decrease in gas purchased for resale costs ($13 million). CECONY’s revenues from gas sales are subject to a weather normalization clause and a revenue decoupling mechanism, as a result of which, delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved. Other gas operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s rate plans.

CECONY’s sales and transportation volumes for firm customers decreased 3.9 percent for the three months ended September 30, 2010 compared with the 2009 period. After adjusting for variations, principally weather and billing days, firm gas sales and transportation volumes in the company’s service area decreased 4.0 percent for the three months ended September 30, 2010 as compared with the 2009 period.

CECONY’s purchased gas cost decreased by $13 million for the three months ended September 30, 2010 compared with the 2009 period due to lower send out volumes ($11 million) and lower unit costs ($2 million).

CECONY’s gas operating income increased $12 million for the three months ended September 30, 2010 compared with the 2009 period. The increase reflects primarily higher net revenues ($34 million) due primarily to the gas rate plans, including the collection of a surcharge for a New York State assessment and the recovery of higher demand side management expenses. The higher net revenues were offset by higher operations and maintenance costs ($17 million, due primarily to higher demand side management expenses ($11 million) and the surcharge for a New York State assessment ($2 million)), taxes other than income taxes ($3 million, principally property taxes) and depreciation and amortization ($2 million).

Steam

CECONY’s results of steam operations for the three months ended September 30, 2010 compared with the 2009 period are as follows:

	Three Months Ended
(Millions of Dollars)	September 30, 2010	September 30, 2009	Variation
Operating revenues	$91	$77	$14
Purchased power	11	9	2
Fuel	30	26	4
Net revenues	50	42	8
Operations and maintenance	46	43	3
Depreciation and amortization	16	15	1
Taxes, other than income taxes	21	18	3
Steam operating income	$(33)	$(34)	$1

CECONY’s steam sales and deliveries for the three months ended September 30, 2010 compared with the 2009 period were:

	Millions of Pounds Delivered				Revenues in Millions
	Three Months Ended				Three Months Ended
Description	September 30, 2010	September 30, 2009	Variation	Percent Variation	September 30, 2010	September 30, 2009	Variation	Percent Variation
General	14	32	(18)	(56.3)%	$2	$2	$—	—%
Apartment house	788	794	(6)	(0.8)	16	15	1	6.7
Annual power	3,967	3,591	376	10.5	70	58	12	20.7
Other operating revenues	—	—	—	—	3	2	1	50.0
Total	4,769	4,417	352	8.0%	$91	$77	$14	18.2%

CECONY’s steam operating revenues increased $14 million for the three months ended September 30, 2010 compared with the 2009 period due primarily to higher fuel costs ($4 million), higher purchased power costs ($2 million) and CECONY’s steam rate plan ($8 million). Other steam operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s rate plans.

Steam sales and delivery volumes increased 8.0 percent for the three months ended September 30, 2010 compared with the 2009 period. After adjusting for variations, principally weather and billing days, steam sales and deliveries decreased 4.1 percent for the three months ended September 30, 2010 compared with the 2009 period, reflecting primarily lower average normalized use per customer.

CECONY’s steam purchased power costs increased $2 million for the three months ended September 30, 2010 compared with the 2009 period due to higher purchased volumes ($1 million) and higher unit costs ($1 million). Steam fuel costs increased $4 million for the three months ended September 30, 2010 compared with the 2009 period due to higher unit costs ($2 million) and higher send out volumes ($2 million).

Steam operating income increased $1 million for the three months ended September 30, 2010 compared with the 2009 period.

O&R

	Three Months Ended September 30, 2010			Three Months Ended September 30, 2009
(Millions of Dollars)	Electric	Gas	2010 Total	Electric	Gas	2009 Total	2010-2009 Variation
Operating revenues	$245	$25	$270	$209	$26	$235	$35
Purchased power	122	—	122	102	—	102	20
Gas purchased for resale	—	10	10	—	12	12	(2)
Net revenues	123	15	138	107	14	121	17
Operations and maintenance	54	13	67	51	13	64	3
Depreciation and amortization	8	3	11	7	3	10	1
Taxes, other than income taxes	9	3	12	8	3	11	1
Operating income	$52	$(4)	$48	$41	$(5)	$36	$12

Electric

O&R’s results of electric operations for the three months ended September 30, 2010 compared with the 2009 period are as follows:

	Three Months Ended
(Millions of Dollars)	September 30, 2010	September 30, 2009	Variation
Operating revenues	$245	$209	$36
Purchased power	122	102	20
Net revenues	123	107	16
Operations and maintenance	54	51	3
Depreciation and amortization	8	7	1
Taxes, other than income taxes	9	8	1
Electric operating income	$52	$41	$11

O&R’s electric sales and deliveries, excluding off-system sales, for the three months ended September 30, 2010 compared with the 2009 period were:

	Millions of kWhs Delivered				Revenues in Millions
	Three Months Ended				Three Months Ended
Description	September 30, 2010	September 30, 2009	Variation	Percent Variation	September 30, 2010	September 30, 2009	Variation	Percent Variation
Residential/Religious*	655	567	88	15.5%	$130	$108	$22	20.4%
Commercial/Industrial	420	464	(44)	(9.5)	66	66	—	—
Retail access customers	717	544	173	31.8	47	33	14	42.4
Public authorities	31	30	1	3.3	3	2	1	50.0
Other operating revenues	—	—	—	—	(1)	—	(1)	Large
Total	1,823	1,605	218	13.6%	$245	$209	$36	17.2%

*	“Residential/Religious” generally includes single-family dwellings, individual apartments in multi-family dwellings, religious organizations and certain other not-for-profit organizations.

O&R’s electric operating revenues increased $36 million for the three months ended September 30, 2010 compared with the 2009 period due primarily to the electric rate plan and for O&R’s New Jersey and Pennsylvania operations, the warmer summer weather in the 2010 period. O&R’s New York electric delivery revenues are subject to a revenue decoupling mechanism, as a result of which, delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved. O&R’s electric sales in New Jersey and Pennsylvania are not subject to a decoupling mechanism, and as a result, changes in such volumes do impact revenues. Other electric operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s electric rate plan.

Electric delivery volumes in O&R’s service area increased 13.6 percent for the three months ended September 30, 2010 compared with the 2009 period. After adjusting for weather variations, electric delivery volumes in O&R’s service area increased 4.6 percent for the three months ended September 30, 2010 compared with the 2009 period.

Electric operating income increased $11 million for the three months ended September 30, 2010 compared with the 2009 period. The increase reflects primarily higher net revenues ($16 million), offset in part by higher operations and maintenance expense ($3 million), due primarily to a surcharge for a New York State assessment ($1 million) and higher demand side management expenses ($1 million). See “Regulatory Assets and Liabilities” in Note B to the Third Quarter Financial Statements.

Gas

O&R’s results of gas operations for the three months ended September 30, 2010 compared with the 2009 period are as follows:

	Three Months Ended
(Millions of Dollars)	September 30, 2010	September 30, 2009	Variation
Operating revenues	$25	$26	$(1)
Gas purchased for resale	10	12	(2)
Net revenues	15	14	1
Operations and maintenance	13	13	—
Depreciation and amortization	3	3	—
Taxes, other than income taxes	3	3	—
Gas operating income	$(4)	$(5)	$1

O&R’s gas sales and deliveries, excluding off-system sales, for the three months ended September 30, 2010 compared with the 2009 period were:

	Thousands of dths Delivered				Revenues in Millions
	Three Months Ended				Three Months Ended
Description	September 30, 2010	September 30, 2009	Variation	Percent Variation	September 30, 2010	September 30, 2009	Variation	Percent Variation
Residential	491	561	(70)	(12.5)%	$10	$9	$1	11.1%
General	108	146	(38)	(26.0)	1	1	—	—
Firm transportation	922	973	(51)	(5.2)	7	7	—	—
Total firm sales and transportation	1,521	1,680	(159)	(9.5)	18	17	1	5.9
Interruptible sales	953	926	27	2.9	1	5	(4)	(80.0)
Generation plants	286	1,080	(794)	(73.5)	—	—	—	—
Other	74	90	(16)	(17.8)	—	—	—	—
Other gas revenues	—	—	—	—	6	4	2	50.0
Total	2,834	3,776	(942)	(24.9)%	$25	$26	$(1)	(3.8)%

O&R’s gas operating revenues decreased $1 million for the three months ended September 30, 2010 compared with the 2009 period due primarily to the decrease in gas purchased for resale in 2010 ($2 million). O&R’s New York gas delivery revenues are subject to a revenue decoupling mechanism, as a result of which, delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved.

Sales and transportation volumes for firm customers decreased 9.5 percent for the three months ended September 30, 2010 compared with the 2009 period. After adjusting for weather and other variations, total firm sales and transportation volumes decreased 8.5 percent for the three months ended September 30, 2010 compared with the 2009 period. O&R’s New York revenues from gas sales are subject to a weather normalization clause that moderates, but does not eliminate, the effect of weather-related changes on net income.

Gas operating income increased $1 million for the three months ended September 30, 2010 compared with the 2009 period.

Competitive Energy Businesses

The competitive energy businesses’ earnings decreased $40 million for the three months ended September 30, 2010 compared with the 2009 period due primarily to net mark-to-market effects and lower electric retail margins in the 2010 period compared with the 2009 period.

Operating revenues decreased $26 million for the three months ended September 30, 2010 compared with the 2009 period due primarily to changes in net mark-to-market effects and decreased electric wholesale revenues, offset in part by increased electric retail revenues. Electric wholesale revenues decreased $52 million for the three months ended September 30, 2010 compared with the 2009 period due to lower sales volumes ($20 million) and unit prices ($32 million). Electric retail revenues increased $65 million due to higher sales volumes ($72 million), offset by lower unit prices ($7 million). Gross margins on electric retail revenues decreased due primarily to lower unit gross margins. Net mark-to-market values decreased $64 million for the three months ended September 30, 2010 compared with the 2009 period, of which $30 million in losses are reflected in revenues and $34 million in losses are reflected in purchased power costs. Other revenues decreased $9 million for the three months ended September 30, 2010 compared with the 2009 period due primarily to lower sales of energy efficiency services.

Operating expenses increased $52 million for the three months ended September 30, 2010 compared with the 2009 period due primarily to increased purchased power costs ($56 million) and taxes other than federal income taxes ($2 million), offset by decreased other operations expenses ($6 million).

Nine Months Ended September 30, 2010 Compared with Nine Months Ended September 30, 2009

The Companies’ results of operations (which were discussed above under “Results of Operations – Summary”) in 2010 compared with 2009 were:

	CECONY		O&R		Competitive Energy Businesses and Other**		Con Edison*
(Millions of Dollars)	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent
Operating revenues	$370	4.8%	$39	5.8%	$18	1.2%	$427	4.4%
Purchased power	93	4.6	27	10.7	45	3.5	165	4.7
Fuel	(61)	(15.1)	N/A	N/A	—	—	(61)	(15.1)
Gas purchased for resale	(210)	(34.0)	(30)	(30.6)	(1)	(14.3)	(241)	(33.3)
Operating revenues less purchased power, fuel and gas purchased for resale (net revenues)	548	11.9	42	13.2	(26)	(16.7)	564	11.1
Other operations and maintenance	226	14.1	19	10.5	(7)	(7.6)	238	12.7
Depreciation and amortization	32	5.8	2	6.5	3	75.0	37	6.3
Taxes, other than income taxes	131	11.9	3	8.8	4	40.0	138	12.1
Operating income	159	11.8	18	24.7	(26)	(52.0)	151	10.2
Other income less deductions	1	4.8	(2)	Large	7	Large	7	30.4
Net interest expense	1	0.2	4	19.0	(4)	(18.2)	1	0.2
Income before income tax expense	159	16.5	12	22.2	(15)	(53.6)	157	15.0
Income tax expense	65	19.2	4	20.0	(5)	(50.0)	64	17.3
Net income for common stock	$94	15.3%	$8	23.5%	$(10)	(55.6)	$93	14.0%

*	Represents the consolidated financial results of Con Edison and its businesses.
**	Includes inter-company and parent company accounting.

CECONY

	Nine Months Ended September 30, 2010				Nine Months Ended September 30, 2009
(Millions of Dollars)	Electric	Gas	Steam	2010 Total	Electric	Gas	Steam	2009 Total	2010-2009 Variation
Operating revenues	$6,402	$1,126	$487	$8,015	$5,865	$1,259	$521	$7,645	$370
Purchased power	2,060	—	42	2,102	1,967	—	42	2,009	93
Fuel	192	—	151	343	193	—	211	404	(61)
Gas purchased for resale	—	408	—	408	—	618	—	618	(210)
Net revenues	4,150	718	294	5,162	3,705	641	268	4,614	548
Operations and maintenance	1,443	247	142	1,832	1,284	200	122	1,606	226
Depreciation and amortization	464	76	46	586	437	73	44	554	32
Taxes, other than income taxes	1,015	152	65	1,232	893	145	63	1,101	131
Operating income	$1,228	$243	$41	$1,512	$1,091	$223	$39	$1,353	$159

Electric

CECONY’s results of electric operations for the nine months ended September 30, 2010 compared with the 2009 period are as follows:

	Nine Months Ended
(Millions of Dollars)	September 30, 2010	September 30, 2009	Variation
Operating revenues	$6,402	$5,865	$537
Purchased power	2,060	1,967	93
Fuel	192	193	(1)
Net revenues	4,150	3,705	445
Operations and maintenance	1,443	1,284	159
Depreciation and amortization	464	437	27
Taxes, other than income taxes	1,015	893	122
Electric operating income	$1,228	$1,091	$137

CECONY’s electric sales and deliveries, excluding off-system sales, for the nine months ended September 30, 2010 compared with the 2009 period were:

	Millions of kWhs Delivered				Revenues in Millions
	Nine Months Ended				Nine Months Ended
Description	September 30, 2010	September 30, 2009	Variation	Percent Variation	September 30, 2010	September 30, 2009	Variation	Percent Variation
Residential/Religious*	8,937	8,442	495	5.9%	$2,333	$1,972	$361	18.3%
Commercial/Industrial	9,822	9,598	224	2.3	1,986	1,882	104	5.5
Retail access customers	17,533	16,506	1,027	6.2	1,620	1,382	238	17.2
NYPA, Municipal Agency and other sales	8,544	8,690	(146)	(1.7)	411	343	68	19.8
Other operating revenues	—	—	—	—	52	286	(234)	(81.8)
Total	44,836	43,236	1,600	3.7%	$6,402	$5,865	$537	9.2%

*	“Residential/Religious” generally includes single-family dwellings, individual apartments in multi-family dwellings, religious organizations and certain other not-for-profit organizations.

CECONY’s electric operating revenues increased $537 million for the nine months ended September 30, 2010 compared with the 2009 period due primarily to CECONY’s electric rate plans ($614 million, which among other things, reflected a 10.15 percent return on common equity, effective April 2010, a 10.0 percent return, effective April 2009 and a 9.1 percent return, effective April 2008), and higher purchased power costs ($93 million), offset in part by the revenue decoupling mechanism (a reduction of $108 million of revenues in the 2010 period compared with increased revenues of $87 million in the 2009 period). CECONY’s revenues from electric sales are subject to a revenue decoupling mechanism, as a result of which delivery revenues generally are not affected by changes in delivery volumes from levels assumed when rates were approved. Other electric operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the revenue decoupling mechanism and other provisions of the company’s rate plans.

Electric delivery volumes in CECONY’s service area increased 3.7 percent for the nine months ended September 30, 2010 compared with the 2009 period. After adjusting for variations, principally weather and billing days, electric delivery volumes in CECONY’s service area increased 0.2 percent for the nine months ended September 30, 2010 compared with the 2009 period, reflecting the impact of lower average normalized use per customer.

CECONY’s electric purchased power costs increased $93 million for the nine months ended September 30, 2010 compared with the 2009 period due to higher unit costs ($129 million) offset by lower purchased volumes ($36 million). Electric fuel costs decreased $1 million for the nine months ended September 30, 2010 compared with the 2009 period.

CECONY’s electric operating income increased $137 million for the nine months ended September 30, 2010 compared with the 2009 period. The increase reflects primarily higher net revenues ($445 million, due primarily to the electric rate plan, including the collection of a surcharge for a New York State assessment and the recovery of higher pension expense). The higher net revenues were offset by higher operations and maintenance costs ($159 million, due primarily to higher demand side management expenses ($78 million), the surcharge for a New York State assessment ($62 million) and higher pension expense ($24 million), offset in part by reduced operating expenses due to cost control efforts), taxes other than income taxes ($122 million, principally property taxes) and depreciation and amortization ($27 million). The increased operating expenses in the first quarter of 2010 resulting from two severe winter storms were deferred as a regulatory asset, and did not affect electric operating income. See “Regulatory Assets and Liabilities” in Note B to the Third Quarter Financial Statements.

Gas

CECONY’s results of gas operations for the nine months ended September 30, 2010 compared with the 2009 period are as follows:

	Nine Months Ended
(Millions of Dollars)	September 30, 2010	September 30, 2009	Variation
Operating revenues	$1,126	$1,259	$(133)
Gas purchased for resale	408	618	(210)
Net revenues	718	641	77
Operations and maintenance	247	200	47
Depreciation and amortization	76	73	3
Taxes, other than income taxes	152	145	7
Gas operating income	$243	$223	$20

CECONY’s gas sales and deliveries, excluding off-system sales, for the nine months ended September 30, 2010 compared with the 2009 period were:

	Thousands of dths Delivered				Revenues in Millions
	Nine Months Ended				Nine Months Ended
Description	September 30, 2010	September 30, 2009	Variation	Percent Variation	September 30, 2010	September 30, 2009	Variation	Percent Variation
Residential	28,609	30,678	(2,069)	(6.7)%	$563	$626	$(63)	(10.1)%
General	18,956	22,076	(3,120)	(14.1)	275	333	(58)	(17.4)
Firm transportation	38,600	36,167	2,433	6.7	260	186	74	39.8
Total firm sales and transportation	86,165	88,921	(2,756)	(3.1)	1,098	1,145	(47)	(4.1)
Interruptible sales*	6,367	6,497	(130)	(2.0)	41	63	(22)	(34.9)
NYPA	18,917	29,647	(10,730)	(36.2)	2	3	(1)	(33.3)
Generation plants	65,483	53,379	12,104	22.7	27	25	2	8.0
Other	16,369	13,680	2,689	19.7	40	27	13	48.1
Other operating revenues	—	—	—	—	(82)	(4)	(78)	Large
Total	193,301	192,124	1,177	0.6%	$1,126	$1,259	$(133)	(10.6)%

*	Includes 2,230 and 1,767 thousands of dths for the nine months ended September 30, 2010 and 2009, respectively, that are also reflected in firm transportation and other.

CECONY’s gas operating revenues decreased $133 million for the nine months ended September 30, 2010 compared with the 2009 period due primarily to a decrease in gas purchased for resale costs ($210 million), offset in part by the 2009 gas rate plan ($78 million). CECONY’s revenues from gas sales are subject to a weather normalization clause and a revenue decoupling mechanism, as a result of which, delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved. Other gas operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s rate plans.

CECONY’s sales and transportation volumes for firm customers decreased 3.1 percent for the nine months ended September 30, 2010 compared with the 2009 period. After adjusting for variations, principally weather and billing days, firm gas sales and transportation volumes in the company’s service area increased 2.1 percent in the nine months ended September 30, 2010 as compared with the 2009 period, reflecting primarily new business and transfers of interruptible customers to firm service.

CECONY’s purchased gas cost decreased by $210 million for the nine months ended September 30, 2010 compared with the 2009 period due to lower unit costs ($170 million) and lower send out volumes ($40 million).

CECONY’s gas operating income increased $20 million for the nine months ended September 30, 2010 compared with the 2009 period. The increase reflects primarily higher net revenues ($77 million), offset by higher operations and maintenance expense ($47 million, due primarily to a surcharge for a New York State assessment ($29 million), demand side management programs ($7 million) and higher pension expense ($4 million)), and taxes other than income taxes ($7 million).

Steam

CECONY’s results of steam operations for the nine months ended September 30, 2010 compared with the 2009 period are as follows:

	Nine Months Ended
(Millions of Dollars)	September 30, 2010	September 30, 2009	Variation
Operating revenues	$487	$521	$(34)
Purchased power	42	42	—
Fuel	151	211	(60)
Net revenues	294	268	26
Operations and maintenance	142	122	20
Depreciation and amortization	46	44	2
Taxes, other than income taxes	65	63	2
Steam operating income	$41	$39	$2

CECONY’s steam sales and deliveries for the nine months ended September 30, 2010 compared with the 2009 period were:

	Millions of Pounds Delivered				Revenues in Millions
	Nine Months Ended				Nine Months Ended
Description	September 30, 2010	September 30, 2009	Variation	Percent Variation	September 30, 2010	September 30, 2009	Variation	Percent Variation
General	125	429	(304)	(70.9)%	$15	$19	$(4)	(21.1)%
Apartment house	4,375	4,614	(239)	(5.2)	118	132	(14)	(10.6)
Annual power	13,171	12,995	176	1.4	349	359	(10)	(2.8)
Other operating revenues	—	—	—	—	5	11	(6)	(54.5)
Total	17,671	18,038	(367)	(2.0)%	$487	$521	$(34)	(6.5)%

CECONY’s steam operating revenues decreased $34 million for the nine months ended September 30, 2010 compared with the 2009 period due primarily to lower fuel costs ($60 million), offset in part by the steam rate plan ($29 million). Other steam operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s rate plans.

Steam sales and delivery volumes decreased 2.0 percent for the nine months ended September 30, 2010 compared with the 2009 period. After adjusting for variations, principally weather and billing days, steam sales and deliveries decreased 1.4 percent in the nine months ended September 30, 2010 as compared with the 2009 period.

CECONY’s steam purchased power costs remained steady for the nine months ended September 30, 2010 compared with the 2009 period. Steam fuel costs decreased $60 million for the nine months ended September 30, 2010 compared with the 2009 period due to lower unit costs ($62 million), offset by higher send out volumes ($2 million).

Steam operating income increased $2 million for the nine months ended September 30, 2010 compared with the 2009 period.

O&R

	Nine Months Ended September 30, 2010			Nine Months Ended September 30, 2009
(Millions of Dollars)	Electric	Gas	2010 Total	Electric	Gas	2009 Total	2010-2009 Variation
Operating revenues	$559	$150	$709	$499	$171	$670	$39
Purchased power	280	—	280	253	—	253	27
Gas purchased for resale	—	68	68	—	98	98	(30)
Net revenues	279	82	361	246	73	319	42
Operations and maintenance	157	43	200	143	38	181	19
Depreciation and amortization	24	9	33	22	9	31	2
Taxes, other than income taxes	27	10	37	25	9	34	3
Operating income	$71	$20	$91	$56	$17	$73	$18

Electric

O&R’s results of electric operations for the nine months ended September 30, 2010 compared with the 2009 period are as follows:

	Nine Months Ended
(Millions of Dollars)	September 30, 2010	September 30, 2009	Variation
Operating revenues	$559	$499	$60
Purchased power	280	253	27
Net revenues	279	246	33
Operations and maintenance	157	143	14
Depreciation and amortization	24	22	2
Taxes, other than income taxes	27	25	2
Electric operating income	$71	$56	$15

O&R’s electric sales and deliveries, excluding off-system sales, for the nine months ended September 30, 2010 compared with the 2009 period were:

	Millions of kWhs Delivered				Revenues in Millions
	Nine Months Ended				Nine Months Ended
Description	September 30, 2010	September 30, 2009	Variation	Percent Variation	September 30, 2010	September 30, 2009	Variation	Percent Variation
Residential/Religious*	1,522	1,406	116	8.3%	$283	$239	$44	18.4%
Commercial/Industrial	1,168	1,368	(200)	(14.6)	169	178	(9)	(5.1)
Retail access customers	1,770	1,419	351	24.7	102	72	30	41.7
Public authorities	85	84	1	1.2	9	8	1	12.5
Other operating revenues	—	—	—	—	(4)	2	(6)	Large
Total	4,545	4,277	268	6.3%	$559	$499	$60	12.0%

*	“Residential/Religious” generally includes single-family dwellings, individual apartments in multi-family dwellings, religious organizations and certain other not-for-profit organizations.

O&R’s electric operating revenues increased $60 million for the nine months ended September 30, 2010 compared with the 2009 period due primarily to the electric rate plan ($33 million), increased recoverable purchased power costs ($27 million) and for O&R’s New Jersey and Pennsylvania operations, the warmer summer weather in the 2010 period. O&R’s New York electric delivery revenues are subject to a revenue decoupling mechanism, as a result of which, delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved. O&R’s electric sales in New Jersey and Pennsylvania are not subject to a decoupling mechanism, and as a result, changes in such volumes do impact revenues. Other electric operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s electric rate plan.

Electric delivery volumes in O&R’s service area increased 6.3 percent for the nine months ended September 30, 2010 compared with the 2009 period. After adjusting for weather variations, electric delivery volumes in O&R’s service area increased 1.7 percent for the nine months ended September 30, 2010 compared with the 2009 period.

Electric operating income increased $15 million for the nine months ended September 30, 2010 compared with the 2009 period. The increase reflects primarily higher net revenues ($33 million) offset, in part by higher operations and maintenance expenses ($14 million, reflecting primarily the collection of a surcharge for a New York State assessment ($6 million) and the recovery of higher demand side management expenses ($3 million)). The increased operating expenses in the first quarter of 2010 resulting from two severe winter storms were deferred as a regulatory asset, and did not affect electric operating income. See “Regulatory Assets and Liabilities” in Note B to the Third Quarter Financial Statements.

Gas

O&R’s results of gas operations for the nine months ended September 30, 2010 compared with the 2009 period are as follows:

	Nine Months Ended
(Millions of Dollars)	September 30, 2010	September 30, 2009	Variation
Operating revenues	$150	$171	$(21)
Gas purchased for resale	68	98	(30)
Net revenues	82	73	9
Operations and maintenance	43	38	5
Depreciation and amortization	9	9	—
Taxes, other than income taxes	10	9	1
Gas operating income	$20	$17	$3

O&R’s gas sales and deliveries, excluding off-system sales, for the nine months ended September 30, 2010 compared with the 2009 period were:

	Thousands of dths Delivered				Revenues in Millions
	Nine Months Ended				Nine Months Ended
Description	September 30, 2010	September 30, 2009	Variation	Percent Variation	September 30, 2010	September 30, 2009	Variation	Percent Variation
Residential	4,843	5,473	(630)	(11.5)%	$75	$94	$(19)	(20.2)%
General	971	1,229	(258)	(21.0)	13	19	(6)	(31.6)
Firm transportation	6,968	7,472	(504)	(6.7)	44	35	9	25.7
Total firm sales and transportation	12,782	14,174	(1,392)	(9.8)	132	148	(16)	(10.8)
Interruptible sales	3,418	3,382	36	1.1	8	16	(8)	(50.0)
Generation plants	688	1,346	(658)	(48.9)	—	1	(1)	Large
Other	550	680	(130)	(19.1)	—	—	—	—
Other gas revenues	—	—	—	—	10	6	4	66.7
Total	17,438	19,582	(2,144)	(10.9)%	$150	$171	$(21)	(12.3)%

O&R’s gas operating revenues decreased $21 million for the nine months ended September 30, 2010 compared with the 2009 period due primarily to the decrease in gas purchased for resale in 2010 ($30 million), offset in part by the 2009 gas rate plan ($9 million). O&R’s New York gas delivery revenues are subject to a revenue decoupling mechanism, as a result of which, delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved.

Sales and transportation volumes for firm customers decreased 9.8 percent for the nine months ended September 30, 2010 compared with the 2009 period.

After adjusting for weather and other variations, total firm sales and transportation volumes decreased 1.2 percent for the nine months ended September 30, 2010 compared with the 2009 period. O&R’s New York revenues from gas sales are subject to a weather normalization clause that moderates, but does not eliminate, the effect of weather-related changes on net income.

Gas operating income increased $3 million for the nine months ended September 30, 2010 compared with the 2009 period. The increase reflects primarily higher net revenues ($9 million), offset by higher operations and maintenance costs ($5 million, due primarily to the collection of a surcharge for a New York State assessment ($5 million)).

Competitive Energy Businesses

The competitive energy businesses’ earnings decreased $10 million for the nine months ended September 30, 2010 compared with the 2009 period due primarily to net mark-to-market effects, offset in part by higher electric retail margins in the 2010 period compared with the 2009 period.

Operating revenues increased $14 million for the nine months ended September 30, 2010 compared with the 2009 period due primarily to increased electric retail revenues, offset in part by decreased energy efficiency services and electric wholesale revenues. Electric retail revenues increased $178 million due to higher sales volume ($231 million), offset by lower unit prices ($53 million). Gross margins on electric retail revenues increased significantly due primarily to higher volumes. Net mark-to-market values decreased $37 million for the nine months ended September 30, 2010 compared with the 2009 period, of which $3 million in losses are reflected in revenues and $34 million in losses are reflected in purchased power costs. Electric wholesale revenues decreased $145 million for the nine months ended September 30, 2010 compared with the 2009 period due to lower sales volumes ($116 million) and unit prices ($29 million). Other revenues decreased $16 million for the nine months ended September 30, 2010 compared with the 2009 period due primarily to lower sales of energy efficiency services.

Operating expenses increased $40 million for the nine months ended September 30, 2010 compared with the 2009 period due primarily to increased purchased power costs.

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

Part II Other Information

Item 1: Legal Proceedings

CECONY

Superfund

For information about CECONY’s Superfund sites, see “Environmental Matters – CECONY — Superfund” in Item 1 of the Form 10-K and in Part II, Item 1 of the First Quarter Form 10-Q, the Second Quarter Form 10-Q and Note G to the financial statements in Part I, Item 1 of this report (which information is incorporated herein by reference).

Permit Non-Compliance and Pollution Discharges

For information about the company’s permit non-compliance and pollution discharges, see “Permit Non-Compliance and Pollution Discharges” in Part II, Item 1 of the First Quarter Form 10-Q, the Second Quarter Form 10-Q and in Note H to the financial statements in Item 8 of the Form 10-K and Note H to the financial statements in Part I, Item 1 of this report (which information is incorporated herein by reference).

Investigations of Vendor Payments

For information about alleged unlawful conduct in connection with vendor payments, see “Investigations of Vendor Payments” in Note H to the financial statements in Part I, Item  1 of this report (which information is incorporated herein by reference).

Item 1A: Risk Factors

There were no material changes in the Companies’ risk factors compared to those disclosed in Item 1A of the Form 10-K.

Item 6: Exhibits

CON EDISON

Exhibit 12.1	Statement of computation of Con Edison’s ratio of earnings to fixed charges for the nine-month periods ended September 30, 2010 and 2009, and the 12-month period ended December 31, 2009.

Exhibit 31.1.1	Rule 13a-14(a)/15d-14(a) Certifications – Chief Executive Officer.

Exhibit 31.1.2	Rule 13a-14(a)/15d-14(a) Certifications – Chief Financial Officer.

Exhibit 32.1.1	Section 1350 Certifications – Chief Executive Officer.

Exhibit 32.1.2	Section 1350 Certifications – Chief Financial Officer.

Exhibit 101.INS	XBRL Instance Document.

Exhibit 101.SCH	XBRL Taxonomy Extension Schema.

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase.

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase.

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

CECONY

Exhibit 12.2	Statement of computation of CECONY’s ratio of earnings to fixed charges for the nine-month periods ended September 30, 2010 and 2009, and the 12-month period ended December 31, 2009.

Exhibit 31.2.1	Rule 13a-14(a)/15d-14(a) Certifications – Chief Executive Officer.

Exhibit 31.2.2	Rule 13a-14(a)/15d-14(a) Certifications – Chief Financial Officer.

Exhibit 32.2.1	Section 1350 Certifications – Chief Executive Officer.

Exhibit 32.2.2	Section 1350 Certifications – Chief Financial Officer.

Exhibit 101.INS	XBRL Instance Document.

Exhibit 101.SCH	XBRL Taxonomy Extension Schema.

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase.

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase.

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Consolidated Edison, Inc.
Consolidated Edison Company of New York, Inc.

DATE: November 1, 2010	By	/S/ ROBERT HOGLUND
Robert Hoglund Senior Vice President, Chief Financial Officer and Duly Authorized Officer

