Form 10-K
period 2010-12-31
CONSOLIDATED EDISON CO OF NEW YORK INC; CONSOLIDATED EDISON INC
filed 2011-02-22
CIK 23632, 1047862

United States

Securities And Exchange Commission

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Fiscal Year Ended December 31, 2010

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

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

The aggregate market value of the common equity of Con Edison held by non-affiliates of Con Edison, as of June 30, 2010, was approximately $12.2 billion.

As of January 31, 2011, Con Edison had outstanding 291,968,911 Common Shares ($.10 par value).

All of the outstanding common equity of CECONY is held by Con Edison.

Documents Incorporated By Reference

Portions of Con Edison’s definitive proxy statement and CECONY’s definitive information statement, for their respective Annual Meetings of Stockholders to be held on May 16, 2011, to be filed with the Commission pursuant to Regulation 14A and Regulation 14C, respectively, not later than 120 days after December 31, 2010, are incorporated in Part III of this report.

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

Glossary of Terms

The following is a glossary of frequently used abbreviations or acronyms that are used in the Companies’ SEC reports:

Con Edison Companies
Con Edison	Consolidated Edison, Inc.
CECONY	Consolidated Edison Company of New York, Inc.
Con Edison Development	Consolidated Edison Development, Inc.
Con Edison Energy	Consolidated Edison Energy, Inc.
Con Edison Solutions	Consolidated Edison Solutions, Inc.
O&R	Orange and Rockland Utilities, Inc.
Pike	Pike County Light & Power Company
RECO	Rockland Electric Company
The Companies	Con Edison and CECONY
The Utilities	CECONY and O&R
Regulatory Agencies, Government Agencies, and Quasi-governmental Not-for-Profits
EPA	U.S. Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
IRS	Internal Revenue Service
ISO-NE	ISO New England Inc.
NJBPU	New Jersey Board of Public Utilities
NJDEP	New Jersey Department of Environmental Protection
NYAG	New York State Attorney General
NYISO	New York Independent System Operator
NYPA	New York Power Authority
NYSDEC	New York State Department of Environmental Conservation
NYSERDA	New York State Energy Research and Development Authority
NYSPSC	New York State Public Service Commission
NYSRC	New York State Reliability Council, LLC
PAPUC	Pennsylvania Public Utility Commission
PJM	PJM Interconnection LLC
SEC	U.S. Securities and Exchange Commission
Accounting
ABO	Accumulated Benefit Obligation
ASU	Accounting Standards Update
FASB	Financial Accounting Standards Board
LILO	Lease In/Lease Out
OCI	Other Comprehensive Income
SFAS	Statement of Financial Accounting Standards
SSCM	Simplified service cost method
VIE	Variable interest entity
Environmental
CO2	Carbon dioxide
GHG	Greenhouse gases
MGP Sites	Manufactured gas plant sites
PCBs	Polychlorinated biphenyls
PRP	Potentially responsible party
SO2	Sulfur dioxide
Superfund	Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 and similar state statutes

Glossary of Terms continued

Units of Measure
dths	Dekatherms
kV	Kilovolts
kWh	Kilowatt-hour
mdths	Thousand dekatherms
MMlbs	Million pounds
MVA	Megavolt amperes
MW	Megawatts or thousand kilowatts
MWH	Megawatt hour
Other
AFDC	Allowance for funds used during construction
COSO	Committee of Sponsoring Organizations of the Treadway Commission
EMF	Electric and magnetic fields
ERRP	East River Repowering Project
Fitch	Fitch Ratings
LTIP	Long Term Incentive Plan
Moody’s	Moody’s Investors Service
S&P	Standard & Poor’s Rating Services
VaR	Value-at-Risk

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

Selected Financial Data

Con Edison

	For the Year Ended December 31,
(millions of dollars, except per share amounts)	2006	2007	2008		2009		2010
Operating revenues	$11,962	$13,120	$13,583		$13,032		$13,325
Energy costs	6,611	7,225	7,584		6,242		5,732
Operating income	1,628	1,847	1,920		1,899		2,120
Income from continuing operations	751	936	933		879		1,003
Total assets	26,699	28,262	33,498	(a)	33,844	(a)	36,146	(b)
Long-term debt	8,298	7,611	9,232		9,854		10,671
Shareholders’ equity	8,217	9,289	9,911		10,462		11,274
Basic earnings per share
Continuing operations	$2.97	$3.48	$3.37		$3.16		$3.49
Diluted earnings per share
Continuing operations	$2.96	$3.46	$3.36		$3.14		$3.47
Cash dividends per common share	$2.30	$2.32	$2.34		$2.36		$2.38
Book value per share	$31.11	$33.39	$35.43		$36.82		$37.95
Average common shares outstanding (millions)	249	266	273		275		284
Stock price low	$41.17	$43.10	$34.11		$32.56		$41.52
Stock price high	$49.28	$52.90	$49.30		$46.35		$51.03

(a)	Reflects a $1,130 million decrease in 2009 and a $3,519 million increase in 2008 in regulatory assets for unrecognized pension and other retirement costs. See Notes E and F to the financial statements in Item 8.
(b)	Reflects a $1,399 million increase in net plant, a $303 million increase in regulatory assets – environmental remediation costs and a $210 million increase in prepayments. See “Liquidity and Capital Resources – Other Changes in Assets and Liabilities” in Item 7.

CECONY

	For the Year Ended December 31,
(millions of dollars)	2006	2007	2008		2009		2010
Operating revenues	$9,288	$9,885	$10,424		$10,036		$10,573
Energy costs	4,479	4,580	4,844		3,904		3,693
Operating income	1,465	1,669	1,667		1,716		1,922
Net income for common stock	686	844	783		781		893
Total assets	22,816	24,504	30,415	(a)	30,461	(a)	32,435	(b)
Long-term debt	6,925	7,172	8,494		9,038		9,743
Shareholder’s equity	7,345	8,299	9,204		9,560		10,136

(a)	Reflects a $1,076 million decrease in 2009 and a $3,392 million increase in 2008 in regulatory assets for unrecognized pension and other retirement costs. See Notes E and F to the financial statements in Item 8.
(b)	Reflects a $1,257 million increase in net plant, a $241 million increase in regulatory assets – environmental remediation costs and a $125 million increase in accounts receivable from affiliated companies. See “Liquidity and Capital Resources – Other Changes in Assets and Liabilities” in Item 7.

Significant 2010 Developments

•

CECONY delivered 58,693 millions of kWhs of electricity (3.6 percent increase from prior year), 123,972 mdths of gas (0.7 percent decrease from prior year) and 23,030 MMlbs of steam to its customers (0.1 percent increase from prior year). The company’s electric and gas rate plans include revenue decoupling mechanisms pursuant to which delivery revenues are not generally affected by changes in delivery volumes from levels assumed in the rate plans. See “Results of Operations” in Item 7.

•	CECONY invested $1,866 million to upgrade and reinforce its energy delivery systems. O&R invested $135 million in its energy delivery systems. See “Capital Requirements and Resources” in Item 1.

•

CECONY’s electric, gas and steam rates increased (on an annual basis) $420.4 million (April 2010), $47.1 million (October 2010) and $49.5 million (October 2010), respectively. O&R’s electric and gas rates increased (on an annual basis) $15.6 million and $9.0 million, respectively (July and November 2010). See Note B to the financial statements in Item 8.

•

Con Edison issued $305 million of common stock, in addition to stock issued under its dividend reinvestment and employee stock plans. CECONY issued $925 million of debentures. O&R issued $170 million of debentures. See “Liquidity and Capital Resources – Cash Flows from Financing Activities” in Item 7.

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

Part I

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

O&R

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

Competitive Energy Businesses

Con Edison pursues competitive energy opportunities through three wholly-owned subsidiaries: Con Edison Solutions, Con Edison Energy and Con Edison Development. These businesses include the sales and related hedging of electricity to wholesale and retail customers, sales of certain energy-related products and services, and participation in energy infrastructure projects. At December 31, 2010, Con Edison’s equity investment in its competitive energy businesses was $337 million and their assets amounted to $807 million.

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

In each rate proceeding, rates are determined by the state utility regulator following the submission by the utility of testimony and supporting information, which are subject to review by the staff of the regulator. Other parties with an interest in the proceeding can also review the utility’s proposal and become involved in the rate case. The review process is overseen by an Administrative Law Judge. After an Administrative Law Judge issues a decision, that generally considers the interests of the utility, the regulatory staff, other parties, and legal requisites, the regulator will issue a rate order. The utility and the regulator’s staff and interested parties may enter into a settlement agreement or joint proposal prior to the completion of this administrative process, in which case the agreement would be subject to approval of the regulator.

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

“Other cost reconciliations” that reconcile pension and other postretirement costs, environmental remediation costs, and certain other costs to amounts reflected in delivery rates for such costs. Utilities generally retain the right to petition for recovery or accounting deferral of extraordinary and material cost increases and provision is sometimes made for the utility to retain a share of cost reductions, for example, property tax refunds.

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

Effective Period	Rate Increases		Rate Base	Amortization To Income of Net Regulatory (Assets) and Liabilities	Authorized Return on Equity (ROE)	ROE Sharing Threshold Earnings Sharing Terms(a) (Shareholders/ Customers)
(millions of dollars, except percentages)
CECONY – Electric(b)
April 2010 – March 2013	Yr. 1 – $420.4 Yr. 2 – $420.4 Yr. 3 – $286.9	(c)	Yr. 1 – $14,887 Yr. 2 – $15,987 Yr. 3 – $16,826	$(75) over 3 yrs.	10.15%	Yr. 1 –11.15% - 12.149%: 50/50 12.15% - 13.149%: 25/75 > 13.149%: 10/90(d)
CECONY – Gas(b)
October 2010 – September 2013	Yr. 1 – $47.1 Yr. 2 – $47.9 Yr. 3 – $46.7		Yr. 1 – $3,027 Yr. 2 – $3,245 Yr. 3 – $3,434	$(53) over 3 yrs.	9.6%	Yr. 1 – 10.35% - 11.59%: 40/60 11.6% - 12.59%: 25/75 > 12.59%: 10/90(e)
CECONY – Steam(b)
October 2010 – September 2013	Yr. 1 – $49.5 Yr. 2 – $49.5 Yr. 3 – $17.8	(f)	Yr. 1 – $1,589 Yr. 2 – $1,603 Yr. 3 – $1,613	$(20) over 3 yrs.	9.6%	Yr. 1 – 10.35% - 11.59%: 40/60 11.6% - 12.59%: 25/75 >12.59%:10/90(e)
O&R – Electric (NY)
July 2008 – June 2011	Yr. 1 – $15.6 Yr. 2 – $15.6 Yr. 3 – $ 5.7	(g)	Yr. 1 – $504 Yr. 2 – $567 Yr. 3 – $597	$(34) over 3 yrs.	9.4%	10.2% - 11.2% - 50/50 >11.2% - 25/75
O&R – Gas (NY)
November 2009 – October 2012	Yr. 1 – $9.0 Yr. 2 – $9.0 Yr. 3 – $4.6	(h)	Yr. 1 – $280 Yr. 2 – $296 Yr. 3 – $309	$(2) over 3 yrs.	10.4%	11.4% - 12.4% - 50/50 12.4% - 14% - 35/65 >14% - 10/90

(a)	Subject to limitation for cost reconciliations described in Note B to the financial statements in Item 8.
(b)	Pursuant to NYSPSC orders, a portion of the company’s revenues is being collected subject to refund. See “Other Regulatory Matters” in Note B to the financial statements in Item 8.
(c)	The rate plan provides for a one-time surcharge of $133.5 million in Year 3.
(d)	In Yr. 2 and Yr. 3, 10.65% – 12.149%: 40/60, 12.15% – 13.149%: 25/75, and > 13.15%: 10/90.
(e)	In Yr. 2 and Yr. 3, 10.10% – 11.59%: 40/60, 11.60% – 12.59%: 25/75, and >12.6%: 10/90.
(f)	The rate plan provides for a one-time surcharge of $31.7 million in Year 3.
(g)	The rate plan provides for a one-time surcharge of $9.9 million in Year 3.
(h)	The rate plan provides for a one-time surcharge of $4.3 million in Year 3.

Liability for Service Interruptions and Other Non-rate Conditions of Service

The tariff provisions under which CECONY provides electric, gas and steam service limit the company’s liability to pay for damages resulting from service interruptions to circumstances resulting from its gross negligence or willful misconduct.

CECONY’s tariff for electric service provides for reimbursement to electric customers for spoilage losses resulting from service interruptions in certain circumstances. In general, the company is obligated to reimburse affected residential and commercial customers for food spoilage of up to $450 and $9,000, respectively, and reimburse affected residential customers for prescription medicine spoilage losses without limitation on amount per claim. The company’s maximum aggregate liability for such reimbursement for an incident is $15 million. The company is not required to provide reimbursement to electric customers for outages attributable to generation or transmission system facilities or events beyond its control, such as storms, provided the company makes reasonable efforts to restore service as soon as practicable.

Generic Proceedings

The NYSPSC from time to time conducts “generic” proceedings to consider issues relating to all electric and gas utilities operating in New York State. Pending proceedings have included those relating to utilities exiting the service of selling electric energy and gas at retail (including an examination of utilities’ provider of last resort responsibility, the utilities’ vision for the ‘smart grid’, the implementation of energy efficiency and renewable energy programs and consumer protections) and addressing any rate disincentives to the promotion of energy efficiency and distributed generation. The Utilities are typically active participants in such proceedings. The Utilities do not expect that these pending generic proceedings will have a material adverse effect on their financial positions, results of operation or liquidity. In February 2011, the NYSPSC initiated a proceeding to examine the existing mechanisms pursuant to which utilities recover site investigation and remediation costs and possible alternatives. See “Environmental Matters – CECONY” and “Environmental Matters – O&R,” below, and Note G to the financial statements in Item 8.

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

New York Independent System Operator (NYISO)

The NYISO is a not-for-profit organization that controls and operates most of the electric transmission facilities in New York State, including those of the Utilities, as an integrated system and administers wholesale markets for electricity in New York State. In addition to operating the state’s high voltage grid, the NYISO administers the energy, ancillary services and capacity markets. The New York State Reliability Council (NYSRC) promulgates reliability standards subject to FERC oversight. Pursuant to a requirement that is set annually by the NYSRC, the NYISO requires that entities supplying electricity to customers in New York State have generating capacity (either owned or contracted for) in an amount equal to the peak demand of their customers plus the applicable reserve margin. In addition, the NYISO has determined that entities that serve customers in New York City must have enough capacity that is electrically located in New York City to cover a substantial percentage (currently 80 percent; 81 percent effective May 2011) of the peak demands of their New York City customers. These requirements apply both to regulated utilities such as CECONY and O&R for the customers they supply under regulated tariffs and to companies such as Con Edison Solutions that supply customers on market terms. RECO, O&R’s New Jersey subsidiary, provides electric service in an area that has a different independent system operator – PJM Interconnection LLC (PJM).

Competition

Competition from suppliers of oil and other sources of energy, including distributed generation (such as solar, fuel cells and micro-turbines), may provide alternatives for the Utilities’ delivery customers. See “Rate Agreements” in Note B and “Recoverable Energy Costs” in Note A to the financial statements in Item 8.

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

Electric Operations

Electric Facilities

CECONY’s capitalized costs for utility plant, net of accumulated depreciation, for distribution facilities were $12,549 million and $11,824 million at December 31, 2010 and 2009, respectively. For its transmission facilities, the costs for utility plant, net of accumulated depreciation, were $2,150 million and $1,953 million at December 31, 2010 and 2009, respectively, and for its generation facilities, the costs for utility plant, net of accumulated depreciation, were $396 million and $392 million, at December 31, 2010 and 2009, respectively.

Distribution Facilities. CECONY owns 62 area distribution substations and various distribution facilities located throughout New York City and Westchester County. At December 31, 2010, the company’s distribution system had a transformer capacity of 28,997 MVA, with 36,781 miles of overhead distribution lines and 96,324 miles of underground distribution lines. The underground distribution lines represent the single longest underground electric delivery system in the United States. To continue its commitment to upgrade and reinforce its energy delivery infrastructure so that it can continue to safely and reliably meet electric demand, the company added one new substation, Newtown, in Queens in 2010.

Transmission Facilities. The company’s transmission facilities are located in New York City and Westchester, Orange, Rockland, Putnam and Dutchess counties in New York State. At December 31, 2010, CECONY owned or jointly owned 438 miles of overhead circuits operating at 138, 230, 345 and 500 kV and 740 miles of underground circuits operating at 69, 138 and 345 kV. The company’s 38 transmission substations and 62 area stations are supplied by circuits operated at 69 kV and above. In 2011, the company expects to complete a 9 1/2 mile transmission line connecting its Sprainbrook substation in Westchester County with the new Academy substation being constructed in upper Manhattan.

CECONY’s transmission facilities interconnect with those of National Grid, Central Hudson Gas & Electric Corporation, O&R, Iberdrola USA, Connecticut Light and Power Company, Long Island Power Authority, NYPA and Public Service Electric and Gas Company.

Generating Facilities. CECONY’s electric generating facilities consist of plants located in Manhattan with an aggregate capacity of 698 MW. The company expects to have sufficient amounts of gas and fuel oil available in 2011 for use in these facilities.

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

	Year Ended December 31,
	2006	2007	2008	2009	2010
Electric Energy Delivered (millions of kWhs)
CECONY full service customers	26,101	25,314	24,640	23,483	24,142
Delivery service for retail access customers	19,256	21,532	22,047	21,859	23,098
Delivery service to NYPA customers and others	10,227	10,692	10,918	10,650	10,834
Delivery service for municipal agencies	724	723	718	675	619
Total Deliveries in Franchise Area	56,308	58,261	58,323	56,667	58,693
Electric Energy Delivered ($ in millions)
CECONY full service customers	$5,108	$5,158	$5,569	$5,040	$5,546
Delivery service for retail access customers	1,040	1,334	1,507	1,855	2,123
Delivery service to NYPA customers and others	276	309	378	423	516
Delivery service for municipal agencies	17	17	20	21	22
Other operating revenues	611	622	404	335	169
Total Deliveries in Franchise Area	$7,052	$7,440	$7,878	$7,674	$8,376
Average Revenue per kWh Sold (Cents)(a)
Residential	20.9	21.6	24.2	23.6	25.8
Commercial and Industrial	18.3	19.2	21.2	19.6	20.4

(a)	Includes Municipal Agency sales.

For further discussion of the company’s electric operating revenues and its electric results, see “Results of Operations” in Item 7. For additional segment information, see Note N to the financial statements in Item 8.

Electric Peak Demand

The electric peak demand in CECONY’s service area occurs during the summer air conditioning season. The 2010 service area peak demand, which occurred on July 6, 2010, was 12,963 MW. The 2010 peak demand included an estimated 5,815 MW for CECONY’s full-service customers, 5,125 MW for customers participating in its electric retail access program and 2,023 MW for NYPA’s customers and municipal electric agency customers. The NYISO invoked demand reduction programs on July 6, 2010, as it had on peak demand days in some previous years (most recently 2006). “Design weather” for the electric system is a standard to which the actual peak demand is adjusted for evaluation and planning purposes. Since the majority of demand reduction programs are invoked only in specific circumstances, design conditions do not include these programs’ potential impact. However, the CECONY forecasted peak demand at design conditions does include the impact of permanent demand reduction programs. The company estimates that, under design weather conditions, the 2011 service area peak demand will be 13,275 MW, including an estimated 5,735 MW for its full-service customers, 5,450 MW for its electric retail access customers and 2,090 MW for NYPA’s customers and municipal electric agency customers. The company forecasts average annual growth of the peak electric demand in the company’s service area over the next five years at design conditions to be approximately 0.7 percent per year. The company continues to monitor the potential impact on customer demand from the current economic conditions.

Electric Supply

Most of the electricity sold by CECONY to its customers in 2010 was purchased under firm power contracts or through the wholesale electricity market administered by the NYISO. Con Edison expects that these resources will again be adequate to meet the requirements of its customers in 2011. The company plans to meet its continuing obligation to supply electricity to its customers through a combination of electricity purchased under contracts, purchased through the NYISO’s wholesale electricity market, or generated from its electricity generating facilities. For information about the company’s contracts for approximately 3,320 MW of electric generating capacity, see Notes I and O to the financial statements in Item 8. To reduce the volatility of its customers’ electric energy costs, the company has contracts to purchase electric energy and enters into derivative transactions to hedge the costs of a portion of its expected purchases under these contracts and through the NYISO’s wholesale electricity market.

CECONY owns generating stations in New York City associated primarily with its steam system. As of December 31, 2010, the generating stations had a combined electric capacity of approximately 698 MW, based on 2010 summer test ratings. For information about electric generating capacity owned by the company, see “Electric Operations – Electric Facilities – Generating Facilities”, above.

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

In 2009, the then Governor of New York announced a new goal of meeting 45 percent of the State’s electricity needs with energy efficiency or renewable resources by 2015. The goal is to be achieved by reducing electricity consumption by 15 percent, and having 30 percent of the electricity used in New York provided by renewable resources. Establishment of the renewable resources target began in September 2004, when the NYSPSC issued an order establishing a renewable portfolio standard (RPS) which provides that by 2013, 24 percent of the State’s energy needs would come from large renewable facilities (such as wind, hydro, and biomass) and smaller customer-sited renewable generation (limited to solar, fuel cells, and wind farm less than 300 kW in size), and 1 percent would come from green marketing efforts. The NYSPSC agreed with the Utilities that the responsibility for procuring the new renewable resources would rest with the New York State Energy Research and Development Authority (NYSERDA), and not the Utilities. In implementing the RPS for large renewable resources, NYSERDA enters into long-term agreements with developers, and pays the developers renewable premiums based on the facilities’ energy output. For customer-sited resources, NYSERDA provides rebates when customers install eligible renewable technologies. The renewable premiums, rebates, and NYSERDA’s administrative fee are financed through a volumetric charge imposed on the delivery customers of each of the state’s investor-owned utilities. Pursuant to the 2004 NYSPSC order, CECONY billed customers RPS surcharges of $33 million and $32 million in 2010 and 2009, respectively.

These surcharges will increase as NYSERDA increases its renewables energy purchases. The NYSPSC issued an order in January 2010 formally increasing the RPS target to 30 percent by 2015 and requiring NYSPSC staff to develop a program to address the geographic balance of the RPS, setting-aside up to $30 million per year to be spent in the downstate region (including in the Utilities’ service territories) until 2015 for this purpose. Large renewable resources are grid-connected and sell their energy output in the wholesale energy market administered by the NYISO. As a result of the Utilities participation in the NYISO wholesale markets, a portion of the Utilities’ NYISO energy purchases are sourced from renewable resources. The energy produced by customer-sited renewables offsets the energy which the Utilities would otherwise have procured, thereby reducing the overall level of non-renewable energy consumed. In 2008, the NYSPSC issued an order authorizing the Utilities to begin implementing energy efficiency programs. Costs of the programs will be recovered primarily through a separate non-bypassable charge.

Gas Operations

Gas Facilities

CECONY’s capitalized costs for utility plant, net of accumulated depreciation, for gas facilities, which are primarily distribution facilities, were $3,153 million and $2,892 million at December 31, 2010 and 2009, respectively.

Natural gas is delivered by pipeline to CECONY at various points in its service territory and is distributed to customers by the company through an estimated 4,340 miles of mains and 385,396 service lines. The company owns a natural gas liquefaction facility and storage tank at its Astoria property in Queens, New York. The plant can store approximately 1,000 mdths of which a maximum of about 250 mdths can be withdrawn per day. The company has about 1,226 mdths of additional natural gas storage capacity at a field in upstate New York, owned and operated by Honeoye Storage Corporation, a corporation 28.8 percent owned by CECONY and 71.2 percent owned by Con Edison Development.

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

CECONY’s gas sales and deliveries for the last five years were:

	Year Ended December 31,
	2006	2007	2008	2009	2010
Gas Delivered (mdth)
Firm Sales
Full service	71,858	73,734	68,943	67,994	63,592
Firm transportation	23,688	39,017	43,245	48,671	51,859
Total Firm Sales and Transportation	95,546	112,751	112,188	116,665	115,451
Interruptible Sales(a)	11,995	10,577	11,220	8,225	8,521
Total Gas Sold to CECONY Customers	107,541	123,328	123,408	124,890	123,972
Transportation of customer-owned gas
NYPA	41,057	42,085	44,694	37,764	24,890
Other (mainly generating plants)	83,688	95,260	94,086	86,454	99,666
Off-System Sales	691	2,325	154	1	7
Total Sales and Transportation	232,977	262,998	262,342	249,109	248,535

(a)	Includes 3,385, 2,851, 2,955, 2,043 and 462 mdths for 2010, 2009, 2008, 2007 and 2006 respectively, which are also reflected in firm transportation and other.

	Year Ended December 31,
	2006	2007	2008	2009	2010
Gas Delivered ($ in millions)
Firm Sales
Full service	$1,252	$1,341	$1,332	$1,229	$1,099
Firm transportation	105	168	202	266	347
Total Firm Sales and Transportation	1,357	1,509	1,534	1,495	1,446
Interruptible Sales	121	88	138	75	60
Total Gas Sold to CECONY Customers	1,478	1,597	1,672	1,570	1,506
Transportation of customer-owned gas
NYPA	4	4	4	4	2
Other (mainly generating plants)	76	76	85	73	87
Off-System Sales	5	17	1	—	—
Other operating revenues (mainly regulatory amortizations)	50	65	77	54	(54)
Total Sales and Transportation	$1,613	$1,759	$1,839	$1,701	$1,541
Average Revenue per dth Sold
Residential	$19.24	$19.78	$21.15	$20.33	$19.31
General	$15.07	$16.01	$16.77	$14.91	$14.28

For further discussion of the company’s gas operating revenues and its gas results, see “Results of Operations” in Item 7. For additional segment information, see Note N to the financial statements in Item 8.

Gas Peak Demand

The gas peak demand for firm service customers in CECONY’s service area occurs during the winter heating season. The daily peak day demand during the winter 2010/2011 (through January 25, 2011) occurred on January 23, 2011 when the demand reached 891 mdths. The 2010/2011 winter demand included an estimated 587 mdths for CECONY’s full-service customers and 304 mdths for customers participating in its gas retail access program. “Design weather” for the gas system is a standard to which the actual peak demand is adjusted for evaluation and planning purposes. The company estimates that under design weather conditions the 2011/2012 service area peak demand will be 1,151 mdths, including an estimated 675 mdths for its full-service customers and 475 mdths for its retail access customers. The company forecasts average annual growth of the peak gas demand over the next five years at design conditions to be approximately 1.1 percent in its service area. The forecasted peak demand at design conditions does not include gas used by interruptible gas customers or in generating stations (electricity and steam). The company continues to monitor the potential impact on customer demand from the current economic conditions.

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

Charges from suppliers for the firm purchase of gas, which are based on formulas or indexes or are subject to negotiation, are generally designed to approximate market prices. The gas supply contracts are for various terms extending to 2014. The Utilities have contracts with interstate pipeline companies for the purchase of firm transportation from upstream points where gas has been purchased to the Utilities’ distribution systems, and for upstream storage services. Charges under these transportation and storage contracts are approved by the FERC. Such contracts are for various terms extending to 2023. The Utilities are required to pay certain fixed charges under the supply, transportation and storage contracts whether or not the contracted capacity is actually used. These fixed charges amounted to approximately $246 million in 2010, including $205 million for CECONY. See “Contractual Obligations” below. In addition, the Utilities purchase gas on the spot market and contract for interruptible gas transportation. See “Recoverable Energy Costs” in Note A to the financial statements in Item 8.

Steam Operations

Steam Facilities

CECONY’s capitalized costs for utility plant, net of accumulated depreciation for steam facilities were $1,617 million and $1,555 million at December 31, 2010 and 2009, respectively.

CECONY generates steam at one steam-electric generating station and five steam-only generating stations and distributes steam to its customers through approximately 106 miles of transmission, distribution, and service piping.

Steam Sales and Deliveries

CECONY’s steam sales and deliveries for the last five years were:

	Year Ended December 31,
	2006	2007	2008	2009	2010
Steam Sold (MMlbs)
General	515	589	785	786	257
Apartment house	6,774	7,519	6,614	5,962	5,870
Annual power	15,961	17,696	16,577	16,269	16,903
Total Steam Delivered to CECONY Customers	23,250	25,804	23,976	23,017	23,030
Steam Sold ($ in millions)
General	$21	$23	$23	$28	$21
Apartment house	174	188	186	165	160
Annual power	405	443	468	446	459
Other operating revenues	23	32	30	22	16
Total Steam Delivered to CECONY Customers	$623	$686	$707	$661	$656
Average Revenue per Mlb Sold	$25.81	$25.34	$28.24	$27.76	$27.79

For further discussion of the company’s steam operating revenues and its steam results, see “Results of Operations” in Item 7. For additional segment information, see Note N to the financial statements in Item 8.

Steam Peak Demand and Capacity

Demand for steam in CECONY’s service area peaks during the winter heating season. The one-hour peak demand during the winter of 2010/2011 (through January 25, 2011) occurred on January 24, 2011 when the demand reached 8,924 MMlbs per hour. The company’s estimate for the winter of 2011/2012 peak demand of its steam customers is 9,780 MMlbs per hour under design criteria, which assumes severe weather.

On December 31, 2010, the steam system had the capability of delivering approximately 13.3 MMlbs of steam per hour, and CECONY estimates that the system will have the capability to deliver 11.8 MMlbs of steam per hour in the 2011/2012 winter.

Steam Supply

Forty-four percent of the steam produced by CECONY in 2010 was supplied by the company’s steam-only generating assets; 41 percent was produced by the company’s steam-electric generating assets, where steam and electricity are primarily cogenerated; and 15 percent was purchased under an agreement with Brooklyn Navy Yard Cogeneration Partners L.P.

O&R

Electric Operations

Electric Facilities

O&R’s capitalized costs for utility plant, net of accumulated depreciation, for distribution facilities were $642 million and $618 million at December 31, 2010 and 2009, respectively. For its transmission facilities, the costs for utility plant, net of accumulated depreciation, were $134 million and $137 million at December 31, 2010 and 2009, respectively.

O&R, RECO and Pike, own, in whole or in part, transmission and distribution facilities which include 554 circuit miles of transmission lines, 13 transmission substations, 61 distribution substations, 84,809 in-service line transformers, 3,774 pole miles of overhead distribution lines and 1,727 miles of underground distribution lines. O&R’s transmission system is part of the NYISO system except that portions of RECO’s system are located within the transmission area controlled by the PJM.

Electric Sales and Deliveries

O&R generally recovers, on a current basis, the cost of the electricity that it buys and then sells to its full-service customers. It does not make any margin or profit on the electricity it sells. Effective July 2008, O&R’s New York electric revenues (which accounted for 66.7 percent of O&R’s electric revenues in 2010) became subject to a revenue decoupling mechanism. As a result, O&R’s New York electric delivery revenues are generally not affected by charges in delivery volumes from levels assumed when rates were approved. O&R’s electric sales in New Jersey and Pennsylvania are not subject to a decoupling mechanism. O&R’s electric sales and deliveries, excluding off-system sales for the last five years were:

	Year Ended December 31,
	2006	2007	2008	2009	2010
Electric Energy Delivered (millions of kWhs)
Total deliveries to O&R full service customers	4,010	4,224	4,093	3,673	3,498
Delivery service for retail access customers	1,766	1,688	1,814	1,901	2,330
Total Deliveries In Franchise Area	5,776	5,912	5,907	5,574	5,828
Electric Energy Delivered ($ in millions)
Total deliveries to O&R full service customers	$503	$596	$650	$551	$570
Delivery service for retail access customers	76	73	80	95	132
Other operating revenues	3	2	3	2	(10)
Total Deliveries In Franchise Area	$582	$671	$733	$648	$692
Average Revenue Per kWh Sold (Cents)
Residential	14.0	15.6	17.4	17.2	18.3
Commercial and Industrial	11.3	12.9	14.6	13.3	14.1

For further discussion of the company’s electric operating revenues and its electric results, see “Results of Operations” in Item 7. For additional segment information, see Note N to the financial statements in Item 8.

Electric Peak Demand

The electric peak demand in O&R’s service area occurs during the summer air conditioning season. The 2010 service area peak demand, which occurred on July 6, 2010, was 1,572 MW. The 2010 peak demand included an estimated 1,034 MW for O&R’s full-service customers and 538 MW for customers participating in its electric retail access program. The NYISO did not invoke demand reduction programs. “Design weather” for the electric system is a standard to which the actual peak demand is adjusted for evaluation and planning purposes. Since the majority of demand reduction programs are invoked only in specific circumstances, design conditions do not include these programs’ potential impact. However, the O&R forecasted peak demand at design conditions does include the impact of permanent demand reduction programs. The company estimates that, under design weather conditions, the 2011 service area peak demand will be 1,600 MW, including an estimated 1,046 MW for its full-service customers and 554 MW for its electric retail access customers. The company forecasts average annual growth of the peak electric demand in the company’s service area over the next five years at design conditions to be approximately 1.7 percent per year. The company continues to monitor the potential impact on customer demand from the current economic conditions.

Electric Supply

The electricity O&R sold to its customers in 2010 was purchased under firm power contracts or through the wholesale electricity markets administered by the NYISO and PJM. The company expects that these resources will again be adequate to meet the requirements of its customers in 2011. O&R does not own any electric generating capacity.

Gas Operations

Gas Facilities

O&R’s capitalized costs for utility plant, net of accumulated depreciation for gas facilities, which are primarily distribution facilities, were $382 million and $334 million at December 31, 2010 and 2009, respectively. O&R and Pike own their gas distribution systems, which include 1,744 miles of mains. In addition, O&R owns a gas transmission system, which includes 81 miles of mains.

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

	Year Ended December 31,
	2006	2007	2008	2009	2010
Gas delivered (mdth)
Firm Sales
Full service	9,650	10,835	9,884	9,561	8,772
Firm transportation	9,058	10,248	10,471	10,905	10,692
Total Firm Sales and Transportation	18,708	21,083	20,355	20,466	19,464
Interruptible Sales	2,600	2,652	2,567	2,390	675
Total Gas Sold To O&R Customers	21,308	23,735	22,922	22,856	20,139
Transportation of customer-owned gas
Interruptible transportation	3,256	3,331	2,842	2,112	3,822
Sales for resale	939	1,044	1,007	953	840
Sales to electric generating stations	3,036	4,552	2,327	1,346	691
Off-System Sales	372	455	249	624	1
Total Sales and Transportation	28,911	33,117	29,347	27,891	25,493
Gas delivered ($ in millions)
Firm Sales
Full service	$166	$186	$172	$159	$131
Firm transportation	32	39	45	51	65
Total Firm Sales and Transportation	198	225	217	210	196
Interruptible Sales	28	25	27	21	9
Total Gas Sold To O&R Customers	226	250	244	231	205
Transportation of customer-owned gas
Sales to electric generating stations	3	3	4	2	—
Other operating revenues	7	12	10	9	13
Total Sales and Transportation	$236	$265	$258	$242	$218
Average Revenue Per dth Sold
Residential	$17.38	$17.31	$17.64	$16.86	$15.20
General	$16.44	$16.36	$16.55	$15.58	$13.64

For further discussion of the company’s gas operating revenues and its gas results, see “Results of Operations” in Item 7. For additional segment information, see Note N to the financial statements in Item 8.

Gas Peak Demand

The gas peak demand for firm service customers in O&R’s service area occurs during the winter heating season. The daily peak day demand during the winter 2010/2011 (through January 31, 2011) occurred on January 23, 2011 when the demand reached 176 mdths. The 2010/2011 winter demand included an estimated 87 mdths for O&R’s full-service customers and 89 mdths for customers participating in its gas retail access program. “Design weather” for the gas system is a standard to which the actual peak demand is adjusted for evaluation and planning purposes. The company estimates that under design weather conditions the 2011/2012 service area peak demand will be 224 mdths, including an estimated 110 mdths for its full-service customers and 114 mdths for its retail access customers. The company forecasts average annual growth of the peak gas demand over the next five years at design conditions to be approximately 1.6 percent in the company’s service area. The forecasted peak demand at design conditions does not include gas used by interruptible gas customers or in generating stations. The company continues to monitor the potential impact on customer demand from the current economic conditions.

Gas Supply

O&R and CECONY have combined their gas requirements and purchase contracts to meet those requirements into a single portfolio. See “CECONY – Gas Operations – Gas Supply” above.

Competitive Energy Businesses

Con Edison pursues competitive energy opportunities through three wholly-owned subsidiaries: Con Edison Solutions, Con Edison Energy and Con Edison Development. These businesses include the sales and related hedging of electricity to wholesale and retail customers, sales of certain energy-related products and services, and participation in energy infrastructure projects. At December 31, 2010, Con Edison’s equity investment in its competitive energy businesses was $337 million and their assets amounted to $807 million.

The competitive energy businesses are pursuing opportunities to invest in renewable generation and energy-related infrastructure projects.

Con Edison Solutions

Con Edison Solutions primarily sells electricity to industrial, commercial and governmental customers in the northeastern United States and Texas. It also sells electricity to residential and small commercial customers in the northeastern United States. Con Edison Solutions does not sell electricity to the Utilities. Con Edison Solutions sells electricity to customers who are provided delivery service by the Utilities. It also provides energy efficiency services, procurement and management services to companies and governmental entities throughout most of the United States.

Con Edison Solutions was reported by KEMA, Inc. in September 2010 to be the 9th largest non-residential retail electricity provider in the United States. Most of the company’s electricity sales volumes are to industrial, large commercial and government customers. The company also sells to two retail aggregation entities in Massachusetts and to individual residential and small commercial (mass market) customers in the northeastern United States. At December 31, 2010, it served approximately 115,000 customers, not including approximately 165,000 served under the two aggregation agreements. Con Edison Solutions sold 15,993 million kWhs of electricity in 2010, a 26 percent increase from 2009 volumes.

	2006	2007	2008	2009	2010
Retail electric volumes sold (millions of kWhs)	10,633	12,209	10,749	12,723	15,993
Number of retail customers accounts:(a)
Industrial and large commercial	10,957	14,335	14,491	26,009	29,561
Mass market	31,725	33,979	39,976	49,094	85,191

(a)	Excludes aggregation agreement customers

Con Edison Solutions seeks to serve customers in utility service territories that encourage retail competition through transparent pricing, purchase of receivables programs or utility-sponsored customer acquisition programs. The company currently sells electricity in the service territories of 43 utilities in the states of New York, Massachusetts, Connecticut, New Hampshire, Maine, New Jersey, Delaware, Maryland, Illinois, Pennsylvania and Texas, as well as the District of Columbia.

Total peak load at the end of 2010 was 5,300 MWs. Approximately 34 percent of the sales volumes were in New York, 27 percent in New England, 31 percent in PJM and the remainder in Texas.

Con Edison Solutions offers the choice of green power to customers. In 2010, it sold approximately 233 million kWhs of green power, ending the year with almost 24,000 customers. Green power is a term used by electricity suppliers to describe electricity produced from renewable energy sources, including wind, hydro and solar.

Con Edison Solutions also provides energy- efficiency services to government and commercial customers. The services include the design and installation of lighting retrofits, high-efficiency heating, ventilating and air conditioning equipment and other energy saving technologies. The company is compensated for their services based primarily on the increased energy efficiency of the installed equipment over a multi-year period. Con Edison Solutions has won competitive solicitations for energy savings contracts with the Department of Energy and the Department of Defense, and a shared energy savings contract with the United States Postal Service.

Con Edison Energy

Con Edison Energy manages the output and fuel requirements for over 7,700 MW of third-party generating plants in the northeastern United States. The company also provides wholesale hedging and risk management services to Con Edison Solutions and Con Edison Development. In addition, the company sells electricity to utilities in the northeastern United States, primarily under fixed price contracts, which they use to supply their full-service customers.

	2006	2007	2008	2009	2010
Wholesale electricity sales (millions of kWh)(a)	6,549	8,046	7,798	5,472	3,610

(a)	Prior to 2008, wholesale electricity sales were reported as part of Con Edison Development.

Con Edison Development

Con Edison Development participates in energy infrastructure projects. The company’s investments include ownership interests in solar energy projects being constructed with an aggregate capacity of 13 MW, a gas storage corporation (see “CECONY – Gas Operations – Gas Facilities,” above), an investment in an affordable housing partnership and leasehold interests in a gas-fired plant and a gas distribution network in the Netherlands (see Note J to the financial statements in Item 8). Con Edison Development and its subsidiary, CSD/SCS Newington, LLC, completed the sale of their ownership interests in electricity generating plants with an aggregate capacity of approximately 1,706 MW in the second quarter of 2008. See Note U to the financial statements in Item 8.

	2006	2007	2008	2009	2010
Generating capacity (MW)	1,668	1,739	21	21	—
Generation sold (millions of kWh)	3,155	3,558	1,422	—	—

Capital Requirements and Resources

Capital Requirements

The following table contains the Companies’ capital requirements for the years 2008 through 2010 and their current estimate of amounts for 2011 through 2013.

	Actual			Estimate
(millions of dollars)	2008	2009	2010	2011	2012	2013
Regulated utility construction expenditures(a)
CECONY(b)	$2,202	$2,057	$1,866	$1,850	$1,851	$1,852
O&R	120	127	135	142	146	153
Total regulated utility construction expenditures	2,322	2,184	2,001	1,992	1,997	2,005
Competitive energy businesses capital expenditures	4	10	28	131	172	182
Sub-total	2,326	2,194	2,029	2,123	2,169	2,187
Retirement of long-term securities(c)
Con Edison – parent company	204	4	3	1	1	2
CECONY	280	655	850	—	300	700
O&R	3	3	158	3	3	3
Competitive energy businesses	—	—	—	1	1	1
Total retirement of long-term securities	487	662	1,011	5	305	706
Total	$2,813	$2,856	$3,040	$2,128	$2,474	$2,893

(a)	Estimates for 2011-2013 include an aggregate $136 million for one-half of the costs of certain smart electric grid projects for which the company has been selected by the U.S. Department of Energy for negotiations to receive grants for the other half of the projects’ costs under the American Recovery and Reinvestment Act of 2009.

(b)	CECONY’s capital expenditures for environmental protection facilities and related studies were $133 million and $148 million in 2010 and 2009, respectively, and are estimated to be $167 million in 2011.
(c)	For 2008, 2009 and 2010, includes long-term securities redeemed in advance of maturity.

The Utilities have an ongoing need for substantial capital investment in order to meet the growth in demand for electricity, and electric, gas and steam reliability needs.

The estimated capital expenditures for the competitive energy businesses reflect potential investments in renewable generation and energy infrastructure projects and could significantly increase or decrease from the amounts estimated depending on market conditions and opportunities.

Contractual Obligations

The following table summarizes the Companies’ material obligations at December 31, 2010 to make payments pursuant to contracts. Long-term debt, capital lease obligations and other long-term liabilities are included on their balance sheets. Operating leases and electricity purchase agreements (for which undiscounted future annual payments are shown) are described in the notes to the financial statements.

(millions of dollars)	Payments Due by Period
	Total	1 year or less	Years 2 & 3	Years 4 & 5	After 5 years
Long-term debt (Statement of Capitalization)
CECONY	$9,761	$—	$1,000	$825	$7,936
O&R	613	3	6	146	458
Competitive energy businesses and parent	321	2	5	5	309
Interest on long-term debt(a)	9,119	572	1,091	996	6,460
Total long-term debt, including interest	19,814	577	2,102	1,972	15,163
Capital lease obligations (Note J)
CECONY	16	8	6	—	2
Total capital lease obligations	16	8	6	—	2
Operating leases (Notes J and Q)
CECONY	269	43	92	51	83
O&R	6	1	1	1	3
Competitive energy businesses	17	2	4	3	8
Total operating leases	292	46	97	55	94
Purchase obligations
Electricity purchase power agreements – Utilities (Note I)
CECONY
Energy(b)	8,428	741	1,323	1,200	5,164
Capacity	3,247	480	960	636	1,171
Total CECONY	11,675	1,221	2,283	1,836	6,335
O&R
Energy and Capacity(b)	159	99	60	—	—
Total electricity and purchase power agreements – Utilities	11,834	1,320	2,343	1,836	6,335
Natural gas supply, transportation, and storage contracts – Utilities(c)
CECONY
Natural gas supply	321	198	123	—	—
Transportation and storage	978	147	250	176	405
Total CECONY	1,299	345	373	176	405
O&R
Natural gas supply	41	25	16	—	—
Transportation and storage	182	26	46	33	77
Total O&R	223	51	62	33	77
Total natural gas supply, transportation and storage contracts	1,522	396	435	209	482

(millions of dollars)	Payments Due by Period
	Total	1 year or less	Years 2 & 3	Years 4 & 5	After 5 years
Other purchase obligations(d)
CECONY	3,490	2,001	1,154	268	67
O&R	178	117	52	6	3
Total other purchase obligations	3,668	2,118	1,206	274	70
Competitive energy businesses commodity and service agreements(e)	146	116	23	2	5
Uncertain income taxes (Note L)
CECONY	79	79	—	—	—
O&R	8	8	—	—	—
Competitive energy businesses and parent	(3)	(3)	—	—	—
Total uncertain income taxes	84	84	—	—	—
Total	$37,376	$4,665	$6,212	$4,348	$22,151

(a)	Includes interest on variable rate debt calculated at rates in effect at December 31, 2010.
(b)	Included in these amounts is the cost of minimum quantities of energy that the company is obligated to purchase at both fixed and variable prices.
(c)	Included in these amounts is the cost of minimum quantities of natural gas supply, transportation and storage that the Utilities are obligated to purchase at both fixed and variable prices.
(d)	Amounts shown for other purchase obligations, which reflect capital and operations and maintenance costs incurred by the Utilities in running their day-to-day operations, were derived from the Utilities’ purchasing systems as the difference between the amounts authorized and the amounts paid (or vouchered to be paid) for each obligation. For many of these obligations, the Utilities are committed to purchase less than the amount authorized. Payments for the “Other Purchase Obligations” are generally assumed to be made ratably over the term of the obligations. The Utilities believe that unreasonable effort and expense would be involved to modify their purchasing systems to enable them to report their “Other Purchase Obligations” in a different manner.
(e)	Amounts represent commitments to purchase minimum quantities of electric energy and capacity, renewable energy certificates, natural gas, natural gas pipeline capacity, energy efficiency services and construction services entered into by Con Edison’s competitive energy businesses.

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

Capital Resources

Con Edison is a holding company that operates only through its subsidiaries and has no material assets other than its interests in its subsidiaries. Con Edison expects to finance its capital requirements primarily through internally-generated funds and the sale of its securities, including meeting all of its common equity needs in 2011 by issuing shares under its dividend reinvestment and employee stock plans. Con Edison’s ability to make payments on its external borrowings and dividends on its common shares is also dependent on its receipt of dividends from its subsidiaries or proceeds from the sale of its securities or its interests in its subsidiaries.

For information about restrictions on the payment of dividends by the Utilities and significant debt covenants, see Note C to the financial statements in Item 8.

For information on the Companies’ commercial paper program and revolving credit agreements with banks, see Note D to the financial statements in Item 8.

The Utilities expect to finance their operations, capital requirements and payment of dividends to Con Edison from internally-generated funds (see “Liquidity and Capital Resources – Cash Flows from Operating Activities” in Item 7), contributions of equity capital from Con Edison and external borrowings, including the issuance in 2011 of long-term debt of up to $600 million.

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

In 2009, the NYSPSC authorized CECONY and O&R to issue up to $4,800 million and $500 million of securities, respectively (of which up to $550 million and $100 million, respectively, may be preferred stock and up to the entire amount authorized may be debt securities). At December 31, 2010, CECONY and O&R had issued $1,470 million and $190 million, respectively, of debt securities pursuant to such authorization. In addition, the NYSPSC has authorized the Utilities’ to refund outstanding debt securities and preferred stock should the Utilities determine that it is economic to do so.

Con Edison’s competitive energy businesses have financed their operations and capital requirements primarily with capital contributions and borrowings from Con Edison, internally-generated funds and external borrowings.

For each of the Companies, the ratio of earnings to fixed charges (SEC basis) for the last five years was:

	Earnings to Fixed Charges (Times)
	2006	2007	2008	2009	2010
Con Edison	3.0	3.4	3.4	3.0	3.3
CECONY	3.2	3.6	3.3	3.1	3.4

For each of the Companies, the common equity ratio for the last five years was:

	Common Equity Ratio (Percent of total capitalization)
	2006	2007	2008	2009	2010
Con Edison	48.5	53.7	50.7	50.5	50.4
CECONY	50.0	52.3	50.8	50.3	49.9

The commercial paper of the Companies is rated P-2, A-2 and F2, respectively, by Moody’s, S&P and Fitch. Con Edison’s long-term credit rating is Baa1, BBB+ and BBB+, respectively, by Moody’s, S&P and Fitch. The unsecured debt of CECONY is rated A3, A- and A-, respectively, by Moody’s, S&P and Fitch. The unsecured debt of O&R is rated Baa1, A- and A-, respectively, by Moody’s, S&P and Fitch. Securities ratings assigned by rating organizations are expressions of opinion and are not recommendations to buy, sell or hold securities. A securities rating is subject to revision or withdrawal at any time by the assigning rating organization. Each rating should be evaluated independently of any other rating.

CECONY has $636 million of tax-exempt debt for which the interest rates are to be determined pursuant to periodic auctions. Of this amount, $391 million is insured by Ambac Assurance Corporation and $245 million is insured by Syncora Guarantee Inc. (formerly XL Capital Assurance Inc.). Credit rating agencies have downgraded the ratings of these insurers from AAA to lower levels. Subsequently, there have not been sufficient bids to determine the interest rates pursuant to auctions, and interest rates have been determined by reference to a variable rate index. The weighted average annual interest rate on this tax-exempt debt was 0.54 percent on December 31, 2010. The weighted average interest rate was 0.45 percent, 0.80 percent and 3.94 percent for the years 2010, 2009 and 2008, respectively. Under CECONY’s current gas and steam and (beginning in April 2011) electric rate orders, variations in auction rate debt interest expense are reconciled to the levels set in rates.

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

Based on the most recent data (2008) published by the U.S. Environmental Protection Agency (EPA), Con Edison estimates that its greenhouse gas emissions constitute less than 0.1 percent of the nation’s greenhouse gas emissions. Con Edison’s emissions of greenhouse gases during the past five years (expressed in terms of millions of tons of carbon dioxide equivalent) were:

	2006	2007	2008	2009	2010
CO2 equivalent emissions	5.4	5.3	4.6	4.2	4.3

The 35 percent decrease in Con Edison’s greenhouse gas emissions since 2005 (6.6 million tons) reflects the emission reductions resulting from equipment and repair projects, including projects to reduce sulfur hexafluoride emissions, and increased use of natural gas at CECONY’s steam production facilities. Emissions from electric generation at the Con Edison Development electric generating plants (which were sold in 2008 – see Note U to the financial statements in Item 8) have been removed from the above data for 2008 and prior years.

The Companies are working to further reduce greenhouse gas emissions. CECONY has participated for several years in voluntary initiatives with the EPA to reduce its methane and sulfur hexafluoride emissions. The Utilities reduce methane emissions from the operation of their gas distribution systems through pipe maintenance and replacement programs, by operating system components at lower pressure, and by introducing new technologies. The Utilities reduce emissions of sulfur hexafluoride, which is used for arc suppression in substation circuit breakers and switches, by using improved technologies to locate and repair leaks, and by replacing older equipment. The Utilities also promote energy efficiency programs for customers that help them reduce their greenhouse gas emissions.

Beginning in 2009, CECONY is subject to carbon dioxide emissions regulations established by New York State under the Regional Greenhouse Gas Initiative. The initiative, a cooperative effort by Northeastern and Mid-Atlantic states, establishes a decreasing cap on carbon dioxide emissions resulting from the generation of electricity to a level ten percent below the Initiative’s baseline by 2018. Under the initiative, affected electric generators are required to obtain emission allowances to cover their carbon dioxide emissions, available primarily through auctions administered by participating states or a secondary market.

The EPA has started regulating greenhouse gas emissions from major sources. Also, New York State has announced a goal to reduce greenhouse gas emissions 80 percent below 1990 levels by 2050, and New York City plans to reduce greenhouse gas emissions within the City 30 percent below 2005 levels by 2030. The cost to comply with legislation, regulations or initiatives limiting the Companies’ greenhouse gas emissions could be substantial.

Environmental Sustainability

Con Edison seeks to improve the environmental sustainability of its businesses. CECONY is piloting smart grid technologies to demonstrate the interoperability of distributed generation and the exchange of information between customers and utilities. The smart grid will give customers the tools to be smarter consumers of energy and will allow the utility to more quickly identify and isolate problems. The company recycles clean non-hazardous waste materials in more than a dozen categories and recycled more than 59,000 tons of waste in 2009. More than 40 percent of the company’s vehicles are now using alternative-energy technology. New environmentally friendly white roofs are in place at the corporate headquarters and more than 20 other facilities, and others are underway. A white roof reflects sunlight, lowering indoor temperatures on hot days, which reduces the need to cool the building, resulting in fewer carbon dioxide emissions.

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

The information available to CECONY for many of the MGP Sites is incomplete as to the extent of contamination and scope of the remediation likely to be required. Through the end of 2010, investigations have been started for all or portions of all 51 MGP Sites, and have been completed at 23 of the sites. Coal tar and/or other manufactured gas production/storage-related environmental contaminants have been detected at 36 MGP Sites, including locations within Manhattan and other parts of New York City, and in Westchester County. Remediation has been completed at six sites and portions of six other sites.

Astoria Site

CECONY is permitted by the NYSDEC to operate a hazardous waste storage facility on property the company owns in the Astoria section of Queens, New York. Portions of the property were formerly the location of a manufactured gas plant and also have been used or are being used for, among other things, electric generation operations, electric substation operations, the storage of fuel oil and liquefied natural gas, and the maintenance and storage of electric equipment. As a condition of its NYSDEC permit, the company is required to investigate the property and, where environmental contamination is found and action is necessary, to conduct corrective action to remediate the contamination. The company has investigated various sections of the property and is performing additional investigations. The company has submitted to the NYSDEC and the New York State Department of Health reports identifying the known areas of contamination. The company estimates that its undiscounted potential liability for the completion of the site investigation and cleanup of the known contamination on the property will be at least $38 million.

Arthur Kill Site

Following a September 1998 transformer fire at CECONY’s former Arthur Kill Generating Station, it was determined that oil containing high levels of polychlorinated biphenyls (PCBs) was released to the environment during the incident. The company has completed NYSDEC-approved cleanup programs for the station’s facilities and various soil and pavement areas of the site affected by the PCB release. Pursuant to a July 1999 NYSDEC consent order, the company completed a NYSDEC-approved assessment of the nature and extent of the contamination in the waterfront area of the station. The NYSDEC selected a remediation program for the waterfront area, and the company has implemented it pursuant to an additional consent order entered into during 2005. Field work associated with the waterfront remediation program has been completed and a final engineering report has been submitted to and approved by the NYSDEC. In 2010, the NYSDEC informed the company that additional remediation is required in upland areas. The company estimates that its undiscounted potential future liability for additional upland remediation, site monitoring, maintenance, and reporting to the NYSDEC will be approximately $0.2 million.

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

Gowanus Canal

In August 2009, CECONY received a notice of potential liability and request for information from the EPA about the operations of the company and its predecessors at sites adjacent or near the 1.8 mile Gowanus Canal in Brooklyn, New York. The company understands that the EPA also has provided or will provide notices of potential liability and information requests to other parties. In March 2010, the EPA added the Gowanus Canal to its National Priorities List of Superfund sites. The canal’s adjacent waterfront is primarily commercial and industrial, currently consisting of concrete plants, warehouses, and parking lots, and the canal is near several residential neighborhoods. In February 2011, the EPA released a report of its remedial investigation that confirmed there is significant contamination in the Gowanus Canal. The company expects that the cost of assessment and remediation of hazardous substances in and around the Gowanus Canal will be substantial. CECONY is unable to predict its exposure to liability with respect to the Gowanus Canal site.

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

The following table lists each of CECONY’s other Superfund sites for which the company anticipates it may have a liability. The table also shows for each such site, its location, the year in which the company was designated or alleged to be a PRP or to otherwise have responsibilities with respect to the site (shown in the table under “Start”), the name of the court or agency in which proceedings with respect to the site are pending and CECONY’s estimated percentage of total liability for each site. The company currently estimates that its potential liability for investigation, remediation, monitoring and environmental damages at each site is less than $200,000, with the exception of the Cortese Landfill site, for which the estimate is $1.2 million and the Curcio Scrap Metal site, for which the estimate is $0.4 million. Superfund liability is joint and several. The company’s estimate of its liability for each site was determined pursuant to consent decrees, settlement agreements or otherwise and in light of the financial condition of other PRPs. The company’s actual liability could differ substantially from amounts estimated.

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

Through the end of 2010, O&R has completed remedial investigations at all seven O&R MGP Sites O&R has completed the remediation at one of its sites; has completed the NYSDEC-approved remediation program for the land portion of its Nyack site; and has received NYSDEC’s decision regarding the remedial work to be done at two other sites. Remedial design is ongoing for two of the sites and will be initiated in 2011 for the shoreline/sediment portion of the Nyack site. Feasibility studies are expected to be completed in 2011 for the remaining sites.

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

The following table lists each of O&R’s other Superfund sites for which the company anticipates it may have liability. The table also shows for each such site, its location, the year in which the company was designated or alleged to be a PRP or to otherwise have responsibilities with respect to the site (shown in the table under “Start”), the name of the court or agency in which proceedings with respect to the site are pending and O&R’s estimated percentage of total liability for each site. The company currently estimates that its potential liability for investigation, remediation, monitoring and environmental damages at each site is less than $0.5 million. Superfund liability is joint and several. The company’s estimate of its anticipated share of the total liability for each site was determined pursuant to consent decrees, settlement agreements or otherwise and in light of the financial condition of other PRPs. The company’s actual liability could differ substantially from amounts estimated.

Site	Location	Start	Court or Agency	% of Total Liability
Borne Chemical	Elizabeth, NJ	1997	NJDEP	2.27%
Clarkstown Landfill	Clarkstown, NY	2003	NYAG	0.02%
Metal Bank of America	Philadelphia, PA	1993	EPA	4.58%

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

Air Quality

Under new source review regulations, an owner of a large generating facility, including CECONY’s steam and steam-electric generating facilities, is required to obtain a permit before making modifications to the facility, other than routine maintenance, repair, or replacement, that increase emissions of pollutants from the facility above specified thresholds. To obtain a permit, the facility owner could be required to install additional pollution controls or otherwise limit emissions from the facility. The company reviews on an on-going basis its planned modifications to its generating facilities to determine the potential applicability of new source review and similar regulations. In July 2010, revised New York State nitrogen oxides reasonably available control technology regulations became effective. The EPA is expected to adopt regulations in February 2011 establishing maximum achievable control technology standards for industrial boilers. The regulations apply to major air emissions sources, including CECONY’s generating facilities. CECONY anticipates that additional regulations will be adopted requiring further reductions in air emissions. CECONY’s plans to comply with the regulations include the modification by 2014 of certain of its generating facilities to enable the facilities to increase the use of natural gas, decreasing the use of fuel oil. For information about the company’s generating facilities, see “CECONY– Electric Operations – Electric Facilities” and “Steam Operations – Steam Facilities” above in this Item 1. The company is unable to predict the impact of these regulations on its operations or the additional costs, which could be substantial, it could incur to comply with the regulations.

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

Employees

Con Edison has no employees other than those of CECONY, O&R and Con Edison’s competitive energy businesses (which at December 31, 2010 had 13,795, 1,093 and 292, employees, respectively). Of the 13,795 CECONY employees and 1,093 O&R employees, 8,613 and 649 were represented by a collective bargaining unit, respectively. The collective bargaining agreements covering these employees expire in June 2012 and June 2014, respectively.

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

The Companies’ major risks include:

The Failure to Operate Energy Facilities Safely and Reliably Could Adversely Affect The Companies. The Utilities provide electricity, gas and steam service using energy facilities, many of which are located either in, or close to, densely populated public places. See the description of the Utilities’ facilities in Item 1. A failure of, or damage to, these facilities, or an error in the operation or maintenance of these facilities, could result in bodily injury or death, property damage, the release of hazardous substances or extended service interruptions. In such event, the Utilities could be required to pay substantial amounts, which may not be covered by the Utilities’ insurance policies, to repair or replace their facilities, compensate others for injury or death or other damage, and settle any proceedings initiated by state utility regulators or other regulatory agencies. See “Manhattan Steam Main Rupture” in Note H to the financial statements in Item 8. The occurrence of such an event could also adversely affect the cost and availability of insurance. Changes to judicial doctrines could further expand the Utilities’ liability for service interruptions. See “Utility Regulation – State Utility Regulation, Liability for Service Interruptions and Other Non-rate Conditions of Service” in Item 1.

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

The Failure of Processes and Systems and the Performance of Employees and Contractors Could Adversely Affect the Companies. The Companies have developed business processes for operations, customer service, legal compliance, personnel, accounting, planning and other matters. Some of the Companies’ information systems and communications systems have been operating for many years, and may become obsolete. The Utilities are implementing new financial and supply chain enterprise resource planning information systems. See Item 9A. The failure of the Companies’ business processes or information or communication systems could adversely affect the Companies’ operations and liquidity and result in substantial liability, higher costs and increased regulatory requirements. The failure by the Companies’ employees or contractors to follow procedures, or their unsafe actions, errors or intentional misconduct, could also adversely affect the Companies. See “Investigations of Vendor Payments” in Note H to the financial statements in Item 8.

The Companies Are Extensively Regulated And Are Subject To Penalties. The Companies’ operations require numerous permits, approvals and certificates from various federal, state and local governmental agencies. State utility regulators may seek to impose substantial penalties on the Utilities for violations of state utility laws, regulations or orders. In addition, the Utilities rate plans usually include penalties for failing to meet certain operating standards. FERC has the authority to impose penalties on the Utilities and the competitive energy businesses, which could be substantial, for violations of the Federal Power Act, the Natural Gas Act or related rules, including reliability rules. Environmental agencies may seek penalties for failure to comply with laws, regulations or permits. See “Permit Non-Compliance and Pollution Discharges” in Item 3. The Companies may also be subject to penalties from other regulatory agencies. The Companies may be subject to new laws, regulations, accounting standards or other requirements or the revision or reinterpretation of such requirements, which could adversely affect the Companies. See “Utility Regulation” and “Environmental Matters – Climate Change and Other Federal, State and Local Environmental Provisions” in Item 1 and “Application of Critical Accounting Policies” in Item 7.

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

The Companies Are Exposed to Risks From The Environmental Consequences Of Their Operations. The Companies are exposed to risks relating to climate change and related matters. See “Environmental Matters – Climate Change” in Item 1. CECONY may also be impacted by regulations requiring reductions in air emissions. See “Environmental Matters – Other Federal, State and Local Environmental Provisions, Air Quality” in Item 1. In addition, the Utilities are responsible for hazardous substances, such as asbestos, PCBs and coal tar, that have been used or produced in the course of the Utilities’ operations and are present on properties or in facilities and equipment currently or previously owned by them. See “Environmental Matters” in

Item 1 and Note G to the financial statements in Item 8. Electric and magnetic fields are found wherever electricity is used. The Companies could be adversely affected if a causal relationship between these fields and adverse health effects were to be established. Negative perceptions about electric and magnetic fields can make it more difficult to construct facilities needed for the Companies’ operations.

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

The Companies Require Access To Capital Markets To Satisfy Funding Requirements. The Utilities estimate that their construction expenditures will exceed $5 billion over the next three years. The Utilities expect to use internally-generated funds, equity contributions from Con Edison and external borrowings to fund the construction expenditures. The competitive energy businesses are evaluating opportunities to invest in renewable generation and energy-related infrastructure projects that would require funds in excess of those produced in the businesses. Con Edison expects to finance its capital requirements primarily through internally generated funds and the sale of its securities, including stock issuances under its dividend reinvestment and employee stock plans. Changes in financial market conditions or in the Companies’ credit ratings could adversely affect their ability to raise new capital and the cost thereof. See “Capital Requirements and Resources” in Item 1.

The Internal Revenue Service Has Disallowed Substantial Tax Deductions Taken By The Company. The Companies’ federal income tax returns reflect certain tax positions with which the Internal Revenue Service does not or may not agree, particularly its tax positions for Con Edison’s lease in/lease out transactions (see Note J to the financial statements in Item 8) and the deduction of the cost of certain repairs to utility plant for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility (see Note L to the financial statements in Item 8).

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

CECONY

For a discussion of CECONY’s electric, gas and steam facilities, see “CECONY – Electric Operations – Electric Facilities”, “CECONY – Gas Operations – Gas Facilities”, and “CECONY – Steam Operations – Steam Facilities” in, Item 1 (which information is incorporated herein by reference).

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

Investigations of Vendor Payments

For information about alleged unlawful conduct in connection with vendor payments, see “Investigations of Vendor Payments” in Note H to the financial statements in Item 8 (which is incorporated herein by reference).

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

Permit Non-Compliance and Pollution Discharges

In December 2010, the NYSDEC and CECONY agreed on the terms of a consent order that settled violations of certain laws, regulations and permit conditions relating to discharges of pollutants at the company’s steam generating facilities. Pursuant to the order, CECONY paid a penalty and other amounts totaling $5 million and is required to retain an independent consultant to conduct a comprehensive audit of the company’s generating facilities to determine compliance with certain environmental laws and regulations and recommend best practices; remove certain equipment containing PCBs from the company’s steam and electric facilities; install certain wastewater treatment facilities; and comply with certain additional sampling, monitoring, and training requirements.

O&R

Asbestos

For information about legal proceedings relating to exposure to asbestos, see Note G to the financial statements in Item 8 (which information is incorporated herein by reference).

Superfund

For information about O&R Superfund sites, see “Environmental Matters – O&R– Superfund” in Item 1 (which information is incorporated herein by reference).

Item 4: (Removed and Reserved)

Executive Officers of the Registrant

The following table sets forth certain information about the executive officers of Con Edison and CECONY as of February 22, 2011. As indicated, certain of the executive officers are executive officers of each of Con Edison and CECONY and others are executive officers of Con Edison or CECONY. The term of office of each officer, is until the next election of directors (trustees) of their company and until his or her successor is chosen and qualifies. Officers are subject to removal at any time by the board of directors (trustees) of their company. Mr. Burke has an employment agreement with Con Edison, which provides for him to serve in his present position through December 31, 2011. The employment agreement provides for automatic one-year extensions of its term, unless notice to the contrary is received six months prior to the end of the term.

Name	Age	Offices and Positions During Past Five Years
Executive Officers of Con Edison and CECONY
Kevin Burke	60	3/06 to present – Chairman of the Board, President and Chief Executive Officer and Director of Con Edison and Chairman, Chief Executive Officer and Trustee of CECONY
		9/05 to 2/06 – President, Chief Executive Officer and Director of Con Edison and Chief Executive Officer and Trustee of CECONY

Craig S. Ivey	48	12/09 to present – President of CECONY
		8/07 to 9/09 – Senior Vice President – Transmission & Distribution, Dominion Resources, Inc.
		4/06 to 8/07 – Senior Vice President – Electric Distribution, Dominion Resources, Inc.
		9/04 to 4/06 – Vice President Electric Operations, Dominion Resources, Inc.

Robert Hoglund	49	9/05 to present – Senior Vice President and Chief Financial Officer of Con
		Edison and CECONY
		6/04 to 10/09 – Chief Financial Officer and Controller of O&R

Elizabeth D. Moore	56	5/09 to present – General Counsel of Con Edison and CECONY
		1/95 to 4/09 – Partner, Nixon Peabody LLP

Frances A. Resheske	50	2/02 to present – Senior Vice President – Public Affairs of CECONY

JoAnn Ryan	53	7/06 to present – Senior Vice President – Business Shared Services of CECONY
		3/01 to 6/06 – President and CEO, Con Edison Solutions

Luther Tai	62	7/06 to present – Senior Vice President – Enterprise Shared Services of CECONY
		9/01 to 6/06 – Senior Vice President – Central Services of CECONY

Gurudatta Nadkarni	45	1/08 to present – Vice President of Strategic Planning
		8/06 to 12/07 – Managing Director of Growth Initiatives, Duke Energy Corporation
		1/05 to 7/06 – Director of Growth Initiatives, Strategy and Integration,
		Duke Energy Corporation

Scott Sanders	47	2/10 to present – Vice President and Treasurer of Con Edison and CECONY
		1/10 to 2/10 – Vice President – Finance
		5/09 to 12/09 – Co-founder and Partner of New Infrastructure Advisors
		5/05 to 1/09 – Managing Director - Investment Banking, Bank of America

Robert Muccilo	54	7/09 to present – Vice President and Controller of Con Edison and CECONY
		11/09 to present – Chief Financial Officer and Controller of O&R
		4/08 to 6/09 – Assistant Controller of CECONY
		8/06 to 3/08 – General Manager – Central Field Services of CECONY
		9/99 to 7/06 – Assistant Controller of CECONY
Executive Officers of Con Edison but not CECONY
William G. Longhi	57	2/09 to present – President and Chief Executive Officer of O&R
		12/06 to 1/09 – Senior Vice President – Central Operations
		8/06 to 11/06 – Vice President – Manhattan Electric Operations
		9/01 to 7/06 – Vice President –System and Transmission Operations

Name	Age	Offices and Positions During Past Five Years
Executive Officers of CECONY but not Con Edison
(All offices and positions listed are with CECONY)
Marilyn Caselli	56	5/05 to present – Senior Vice President – Customer Operations

John McAvoy	50	2/09 to present – Senior Vice President – Central Operations
		12/06 to 1/09 – Vice President – System and Transmission Operations

Claude Trahan	58	5/09 to present – Senior Vice President – Gas Operations
		2/02 to 5/09 – Vice President – Human Resources

John F. Miksad	51	9/05 to present – Senior Vice President – Electric Operations

Part II

Item 5: Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Con Edison

Con Edison’s Common Shares ($.10 par value), the only class of common equity of Con Edison, are traded on the New York Stock Exchange. As of January 31, 2011, there were 62,711 holders of record of Con Edison’s Common Shares.

The market price range for Con Edison’s Common Shares during 2010 and 2009, as reported in the consolidated reporting system, and the dividends paid by Con Edison in 2010 and 2009 were as follows:

	2010			2009
	High	Low	Dividends Paid	High	Low	Dividends Paid
1st Quarter	$46.45	$42.09	$0.595	$41.79	$32.56	$0.59
2nd Quarter	$45.83	$41.52	$0.595	$40.00	$34.36	$0.59
3rd Quarter	$48.94	$42.50	$0.595	$41.77	$36.46	$0.59
4th Quarter	$51.03	$47.51	$0.595	$46.35	$40.15	$0.59

On January 20, 2011, Con Edison’s Board of Directors declared a quarterly dividend of 60 cents per Common Share. The first quarter 2011 dividend will be paid on March 15, 2011.

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

During 2010, the market price of Con Edison’s Common Shares increased by 9.11 percent (from $45.43 at year-end 2009 to $49.87 at year-end 2010). By comparison, the S&P 500 Index and the S&P Utilities Index increased 12.78 percent and 0.86 percent, respectively. The total return to Con Edison’s common shareholders during 2010, including both price appreciation and reinvestment of dividends, was 14.98 percent. By comparison, the total returns for the S&P 500 Index and the S&P Utilities Index were 15.08 percent and 5.49 percent, respectively. For the five-year period 2006 through 2010, Con Edison’s shareholders’ total average annual return was 6.93 percent, compared with total average annual returns for the S&P 500 Index and the S&P Utilities Index of 2.29 percent and 3.89 percent, respectively.

	Years Ending
Company/Index	2005	2006	2007	2008	2009	2010
Consolidated Edison, Inc.	100.00	109.14	116.40	98.05	121.48	139.60
S&P 500 Index	100.00	115.79	122.16	76.96	97.33	111.99
S&P Utilities	100.00	120.99	144.43	102.58	114.79	121.06

Based on $100 invested at December 31, 2005, reinvestment of all dividends in equivalent shares of stock and market price changes on all such shares.

CECONY

The outstanding shares of CECONY’s Common Stock ($2.50 par value), the only class of common equity of CECONY, are held by Con Edison and are not traded.

The dividends declared by CECONY in 2010 and 2009 are shown in its Consolidated Statement of Common Shareholder’s Equity included in Item 8 (which information is incorporated herein by reference). For additional information about the payment of dividends by CECONY, and restrictions thereon, see “Dividends” in Note C to the financial statements in Item 8 (which information is incorporated herein by reference).

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

Corporate Overview

Con Edison’s principal business operations are those of the Utilities. Con Edison also has competitive energy businesses. See “The Utilities” and “Competitive Energy Businesses” in Item 1. Certain financial data of Con Edison’s businesses is presented below:

	Twelve months ended December 31, 2010				At December 31, 2010
(millions of dollars, except percentages)	Operating Revenues		Net Income		Assets
CECONY	$10,573	79%	$893	90%	$32,435	90%
O&R	910	7%	49	5%	2,337	6%
Total Utilities	11,483	86%	942	95%	34,772	96%
Con Edison Development	3	—%	1	—%	467	1%
Con Edison Energy(a)	369	3%	5	1%	96	—%
Con Edison Solutions(a)	1,520	11%	60	6%	295	1%
Other(b)	(50)	—%	(16)	(2)%	516	2%
Total Con Edison	$13,325	100%	$992	100%	$36,146	100%

(a)	Net income from the competitive energy businesses for the twelve months ended December 31, 2010 includes $11 million of net after-tax mark-to-market gains (Con Edison Energy, $11 million).
(b)	Represents inter-company and parent company accounting. See “Results of Operations,” below.

Con Edison’s net income for common stock in 2010 was $992 million or $3.49 a share ($3.47 on a diluted basis). Net income for common stock in 2009 and 2008 was $868 million or $3.16 a share ($3.14 on a diluted basis) and $1,196 million or $4.38 a share ($4.37 on a diluted basis), respectively. See “Results of Operations – Summary,” below. For segment financial information, see Note N to the financial statements in Item 8 and “Results of Operations,” below.

Results of Operations — Summary

Net income for the years ended December 31, 2010, 2009 and 2008 was as follows:

(millions of dollars)	2010	2009	2008
CECONY	$893	$781	$783
O&R	49	43	44
Competitive energy businesses(a)	66	59	73
Other(b)	(16)	(15)	22
Total continuing operations	992	868	922
Discontinued operations(c)	—	—	274
Con Edison	$992	$868	$1,196

(a)	Includes $11 million, $19 million and $(59) million of net after-tax mark-to-market gains/(losses) in 2010, 2009 and 2008, respectively. In 2008, also includes $131 million after-tax from the gain on sale of Con Edison Development’s ownership interests in electricity generating plants. See Note U to the financial statements in Item 8.
(b)	Consists of inter-company and parent company accounting. In 2008, also includes $30 million of after-tax net income related to the resolution of Con Edison’s legal proceeding with Northeast Utilities. See “Results of Operations,” below.
(c)	Represents the discontinued operations of certain of Con Edison Development’s ownership interests in electricity generating plants. See Note U to the financial statements in Item 8.

The Companies’ results of operations for 2010, as compared with 2009, reflect changes in the Utilities’ rate plans (including additional revenues designed to recover expected increases in certain operations and maintenance expenses, depreciation and property taxes and interest charges), and the operating results of the competitive energy businesses (including net mark-to-market effects). The results of operations for 2010 as compared with 2009 include a higher allowed electric return on common equity for CECONY. Operations and maintenance expenses were higher in 2010 compared with 2009 reflecting primarily higher costs for demand side management programs and employee health insurance, offset in part by savings in operating expenses through cost control efforts. The increase also reflects higher New York State assessments that are collected from customers and higher costs for pension and other postretirement benefits. Depreciation and property taxes were higher in 2010 compared with 2009 reflecting primarily the impact from higher utility plant balances.

The following table presents the estimated effect on earnings per share and net income for common stock for 2010 as compared with 2009 and 2009 as compared with 2008, resulting from these and other major factors:

	2010 vs. 2009		2009 vs. 2008
	Earnings per Share	Net Income (Millions of Dollars)	Earnings per Share	Net Income (Millions of Dollars)
CECONY
Rate plans, primarily to recover increases in certain costs	$1.48	$410	$1.28	$351
Operations and maintenance expense	(0.67)	(184)	(0.62)	(169)
Depreciation and property taxes	(0.41)	(116)	(0.55)	(151)
Net interest expense	0.02	6	(0.14)	(38)
Other (includes dilutive effect of new stock issuances)	(0.12)	(5)	—	5
Total CECONY	0.30	111	(0.03)	(2)
O&R	0.01	6	—	(1)
Competitive energy businesses
Earnings excluding net mark-to-market effects, gain on the sale of ownership interests in electricity generating plants and discontinued operations	0.05	15	0.15	39
Net mark-to-market effects	(0.03)	(8)	0.29	78
Gain on the sale of ownership interests in electricity generating plants and discontinued operations	—	—	(1.49)	(405)
Total competitive energy businesses	0.02	7	(1.05)	(288)
Northeast Utilities litigation settlement	—	—	(0.11)	(30)
Other, including parent company expenses	—	—	(0.03)	(7)
Total variations	$0.33	$124	$(1.22)	$(328)

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

Accounting for Regulated Public Utilities

The Utilities are subject to the accounting rules for regulated operations and the accounting requirements of the FERC and the state public utility regulatory commissions having jurisdiction.

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

In the event that regulatory assets of the Utilities were no longer probable of recovery, as required by the accounting rules for regulated operations, these regulatory assets would be charged to earnings. At December 31, 2010, the regulatory assets for Con Edison and CECONY were $7,846 million and $7,209 million, respectively.

Accounting for Pensions and Other Postretirement Benefits

The Utilities provide pensions and other postretirement benefits to substantially all of their employees and retirees. Con Edison’s competitive energy businesses also provide such benefits to certain of their employees. The Companies account for these benefits in accordance with the accounting rules for retirement benefits. In addition, the Utilities apply the accounting rules for regulated operations to account for the regulatory treatment of these obligations (which, as described in Note B to the financial statements in Item 8, reconciles the amounts reflected in rates for the costs of the benefit to the costs actually incurred). In applying these accounting policies, the Companies have made critical estimates related to actuarial assumptions, including assumptions of expected returns on plan assets, discount rates, health care cost trends and future compensation. See Notes A, E and F to the financial statements in Item 8 for information about the Companies’ pension and other postretirement benefits, the actuarial assumptions, actual performance, amortization of investment and other actuarial gains and losses and calculated plan costs for 2010, 2009 and 2008.

The cost of pension and other postretirement benefits in future periods will depend on actual returns on plan assets, assumptions for future periods, contributions and benefit experience. Con Edison’s and CECONY’s current estimates for 2011 are increases, compared with 2010, in their pension and other postretirement benefits cost of $110 million and $103 million, respectively. The discount rates used to determine 2011 pension and other postretirement benefit accounting costs are 5.60 percent and 5.40 percent, respectively, and the expected return on plan assets (tax-exempt assets for postretirement benefit accounting costs) is 8.50 percent.

The discount rate for determining the present value of future period benefit payments is determined using a model to match the durations of highly-rated (Aa and Aaa, by Moody’s) corporate bonds with the projected stream of benefit payments.

In determining the health care cost trend rate, the Companies review actual recent cost trends and projected future trends.

The following table illustrates the effect on 2011 pension and other postretirement costs of changing the critical actuarial assumptions discussed above, while holding all other actuarial assumptions constant:

Actuarial Assumption	Change in Assumption	Pension	Other Postretirement Benefits	Total
	(millions of dollars)
Increase in accounting cost:
Discount rate
Con Edison	(0.25%)	$30	$5	$35
CECONY	(0.25%)	$28	$4	$32
Expected return on plan assets
Con Edison	(0.25%)	$20	$3	$23
CECONY	(0.25%)	$19	$2	$21
Health care trend rate
Con Edison	1.00%	$—	$5	$5
CECONY	1.00%	$—	$—	$—
Increase in projected benefit obligation:
Discount rate
Con Edison	(0.25%)	$321	$47	$368
CECONY	(0.25%)	$301	$40	$341
Health care trend rate
Con Edison	1.00%	$—	$27	$27
CECONY	1.00%	$—	$3	$3

A 5.0 percentage point variation in the actual annual return in 2011, as compared with the expected annual asset return of 8.50 percent, would change pension and other postretirement benefit costs for both Con Edison and CECONY by approximately $19 million and $18 million, respectively, in 2012.

Pension benefits are provided through a pension plan maintained by Con Edison to which CECONY, O&R and the competitive energy businesses make contributions for their participating employees. Pension accounting by the Utilities includes an allocation of plan assets.

The Companies’ policy is to fund their pension and other postretirement benefit accounting costs to the extent tax deductible, and for the Utilities, to the extent these costs are recovered under their rate agreements. The Companies were not required to make cash contributions to the pension plan in 2010 under funding regulations and tax laws. However, CECONY and O&R made discretionary contributions to the plan in 2010 of $429 million and $39 million, respectively, and expect to make discretionary contributions in 2011 for CECONY and O&R of $502 million and $41 million, respectively. See “Expected Contributions” in Notes E and F to the financial statements in Item 8.

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

Accounting for Goodwill

In accordance with the accounting rules for goodwill and intangible assets, Con Edison is required to test goodwill for impairment annually. See Notes K and T to the financial statements in Item 8. Goodwill is tested for impairment using a two-step approach. The first step of the goodwill impairment test compares the estimated fair value of a reporting unit with its carrying value, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill of the reporting unit is considered not impaired. If the carrying value exceeds the estimated fair value of the reporting unit, the second step is performed to measure the amount of impairment loss, if any. The second step requires a calculation of the implied fair value of goodwill.

Goodwill was $429 million at December 31, 2010. The most recent test, which was performed during the first quarter of 2010, did not require any second-step assessment and did not result in any impairment. The company’s most significant assumptions surrounding the goodwill impairment test relate to the estimates of reporting unit fair values. The company estimated fair values based primarily on discounted cash flows and on market values for a proxy group of companies.

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

Changes in the Companies’ cash and temporary cash investments resulting from operating, investing and financing activities for the years ended December 31, 2010, 2009 and 2008 are summarized as follows:

Con Edison

(millions of dollars)	2010	2009	Variance 2010 vs. 2009	2008	Variance 2009 vs. 2008
Operating activities	$2,381	$2,466	$(85)	$640	$1,826
Investing activities	(2,175)	(2,360)	185	(1,071)	(1,289)
Financing activities	(128)	80	(208)	295	(215)
Net change	78	186	(108)	(136)	322
Balance at beginning of period	260	74	186	210	(136)
Balance at end of period	$338	$260	$78	$74	$186

CECONY

(millions of dollars)	2010	2009	Variance 2010 vs. 2009	2008	Variance 2009 vs. 2008
Operating activities	$2,205	$2,222	$(17)	$1,036	$1,186
Investing activities	(1,998)	(2,108)	110	(2,448)	340
Financing activities	(260)	(20)	(240)	1,328	(1,348)
Net change	(53)	94	(147)	(84)	178
Balance at beginning of period	131	37	94	121	(84)
Balance at end of period	$78	$131	$(53)	$37	$94

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

The Companies’ cash flows from operating activities also reflect the timing of the deduction for income tax purposes of their construction expenditures. Cash paid by Con Edison for income taxes, net of any refunds received was $(25) million, $5 million and $394 million in 2010, 2009 and 2008, respectively (including $(18) million, $18 million and $(1) million for CECONY in 2010, 2009 and 2008, respectively). For 2010 and 2009, the Companies had no current federal income tax liability as a result, among other things, of the bonus depreciation provisions of the American Recovery and Reinvestment Act of 2009, the Small Business Jobs Act of 2010 and the Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010. In addition, the company changed its method of determining the timing of deduction of certain repairs to utility plant. See Note L to the financial statements in Item 8. The Companies expect that they also will have no 2011 current federal income tax liability.

Net income is the result of cash and non-cash (or accrual) transactions. Only cash transactions affect the Companies’ cash flows from operating activities. Principal non-cash charges include depreciation, deferred income tax expense and net derivative losses. Principal non-cash credits include amortizations of certain net regulatory liabilities and the 2008 pre-tax gain on the sale of Con Edison Development’s ownership interests in electricity generating plants. Non-cash charges or credits may also be accrued under the revenue decoupling and cost reconciliation mechanisms in the Utilities’ electric and gas rate plans in New York. See “Rate Agreements – CECONY– Electric and O&R – Electric” in Note B to the financial statements in Item 8.

Net cash flows from operating activities in 2010 for Con Edison and CECONY were $85 million and $17 million lower, respectively, than in 2009. The decreases in net cash flows reflect the January 2010 semi-annual payment of CECONY’s New York City property taxes. A comparable semi-annual payment was not made in January 2009 because the company paid its 2008-2009 New York City fiscal year property taxes in July 2008.

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

The changes in regulatory assets principally reflect changes in deferred pension costs in accordance with the accounting rules for retirement benefits and changes in future federal income taxes associated with increased removal costs. See Notes A, B and E to the financial statements in Item 8.

Cash Flows Used in Investing Activities

Net cash flows used in investing activities for Con Edison and CECONY were $185 million and $110 million lower, respectively, in 2010 than in 2009. The decrease reflects primarily decreased construction expenditures in 2010, offset in part for CECONY by repayment of loans by O&R to CECONY in 2009. See Note S to the financial statements in Item 8.

Net cash flows used in investing activities for Con Edison in 2009 were $1,289 million higher compared with 2008. The increase reflects primarily the absence of, in 2009, proceeds from the sale of Con Edison Development’s ownership interests in electricity generating plants in 2008, offset in part by decreased construction expenditures in 2009. Net cash flows used in investing activities for CECONY were $340 million lower in 2009 compared with 2008 reflecting primarily decreased construction expenditures and the repayment of loans by O&R. See Note S to the financial statements in Item 8.

Cash Flows from Financing Activities

Net cash flows from financing activities in 2010 for Con Edison and CECONY were $208 million and $240 million lower, respectively, than in 2009. In 2009, cash flows from financing activities for Con Edison and CECONY were $215 million and $1,348 lower, respectively, than in 2008.

Con Edison’s cash flows from financing activities for the years ended December 31, 2010 and 2009, reflect the issuance through public offerings of 6.3 million and 5.0 million Con Edison common shares resulting in net proceeds of $305 million and $213 million, respectively. The proceeds from these offerings were invested by Con Edison in CECONY. For CECONY, cash flows from financing activities in 2008 also reflect a $752 million capital contribution from Con Edison.

Cash flows from financing activities for 2010, 2009 and 2008 also reflect the issuance of Con Edison common shares through its dividend reinvestment and employee stock plans (2010: 4.2 million shares for $133 million, 2009: 2.4 million shares for $68 million, 2008: 1.7 million shares for $42 million). In addition, as a result of the stock plan issuances, cash used to pay common stock dividends was reduced by $48 million in 2010 and 2009 and $21 million in 2008.

Net cash flows from financing activities during the years ended December 31, 2010, 2009 and 2008 also reflect the following CECONY transactions:

2010

•	Issued $350 million 4.45% 10-year debentures and $350 million 5.70% 30-year debentures;

•	Redeemed at maturity $325 million 8.125% 10-year debentures and $300 million 7.50% 10-year debentures; and

•	Issued $224.6 million of 1.45%, tax-exempt debt (subject to mandatory tender in 2012); the proceeds of which were used to refund 4.70% tax-exempt debt (that was also subject to redemption in 2012).

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

In 2008, Con Edison issued $326 million of unsecured notes in exchange for a like amount of secured project debt and redeemed at maturity $200 million 3.625% 5-year debentures.

Con Edison’s net cash flows from financing activities also reflect the following O&R transactions:

2010

•	Issued $115 million 5.50% 30-year debentures;

•	Redeemed in advance of maturity $45 million 7.00% 30-year debentures due 2029;

•	Issued $55 million 2.50% 5-year debentures; the proceeds of which were used to purchase and cancel $55 million variable rate, tax-exempt debt that was due in 2014; and

•	Redeemed at maturity $55 million 7.50% 10-year debentures.

2009

•

Issued $60 million 4.96% 10-year debentures and $60 million 6.00% 30-year debentures, the proceeds of which were used to redeem (in January 2010) $45 million 7.00% debentures due 2029, to repay short-term debt and for other general corporate purposes.

2008

•	Issued $50 million 6.15% 10-year debentures, the net proceeds of which were used for general corporate purposes, including repayment of short-term debt.

Cash flows from financing activities of the Companies also reflect commercial paper issuance (included on the consolidated balance sheets as “Notes payable”). The commercial paper amounts outstanding at December 31, 2010, 2009 and 2008 and the average daily balances for 2010, 2009 and 2008 for Con Edison and CECONY were as follows:

	2010		2009		2008
(millions of dollars, except weighted average yield)	Outstanding at December 31	Daily average	Outstanding at December 31	Daily average	Outstanding at December 31	Daily average
Con Edison	$—	$370	$—	$277	$363	$517
CECONY	$—	$352	$—	$169	$253	$380
Weighted average yield	—%	0.4%	—%	0.4%	2.4%	3.4%

Common stock issuances and external borrowings are sources of liquidity that could be affected by changes in credit ratings, financial performance and capital market conditions. For information about the Companies’ credit ratings and certain financial ratios, see “Capital Requirements and Resources” in Item 1.

Other Changes in Assets and Liabilities

The following table shows changes in certain assets and liabilities at December 31, 2010, compared with December 31, 2009.

(millions of dollars)	Con Edison 2010 vs. 2009 Variance	CECONY 2010 vs. 2009 Variance
Assets
Prepayments	$210	$—
Accounts receivable from affiliated companies	—	125
Regulatory asset – Environmental remediation costs	303	241
Regulatory asset – Unrecognized pension and other postretirement costs	(101)	(107)
Liabilities
Deferred income taxes and investment tax credits	993	932
Superfund and other environmental costs	300	233
Pension and retiree benefits	(76)	(78)

Prepayments, Accounts Receivable from Affiliated Companies and Deferred Income Taxes and Investment Tax Credits

The increase in prepayments for Con Edison, and in accounts receivable from affiliated companies for CECONY, reflects estimated federal income tax payments by the company that were made prior to the determination that the company had no current federal income tax liability for 2010. See “Cash Flows from Operating Activities,” above and Note L to the financial statements in Item 8.

The increase in the liability for deferred income taxes and investment tax credits reflects the timing of the deduction of expenditures for utility plant which resulted in amounts being collected from customers to pay income taxes in advance of when the income tax payments will be required. See “Cash Flows from Operating Activities,” above.

Regulatory Asset for Environmental Remediation Costs and Liability for Superfund and Other Environmental Costs

The increase in the regulatory asset for environmental remediation costs and Superfund and other environmental costs liability reflects an increased estimate of costs for site investigation and remediation. See Note G to the financial statements in Item 8.

Regulatory Asset for Unrecognized Pension and Other Postretirement Costs and Non-current Liability for Pension and Retiree Benefits

The decreases in the regulatory asset for unrecognized pension and other postretirement benefit costs and the non-current liability for pension and retiree benefits reflects the final actuarial valuation of the underfunding of the pension and other retiree benefit plans as measured at December 31, 2010 in accordance with the accounting rules for pensions and the year’s amortization of accounting costs. The decrease in the non-current liability for pension and retiree benefits also reflects the contributions to the pension plan made by CECONY in 2010. See Notes B, E and F to the financial statements in Item 8.

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

Interest Rate Risk

The interest rate risk relates primarily to variable rate debt and to new debt financing needed to fund capital requirements, including the construction expenditures of the Utilities and maturing debt securities. Con Edison and its businesses manage interest rate risk through the issuance of mostly fixed-rate debt with varying maturities and through opportunistic refinancing of debt. Con Edison and CECONY estimate that at December 31, 2010, a 10 percent variation in interest rates applicable to its variable rate debt would not result in a material change in annual interest expense. Under CECONY’s current gas, steam and (beginning in April 2011) electric rate plans and O&R’s current New York gas rate plan, variations in long-term debt costs are reconciled to levels reflected in rates. Under O&R’s current New York electric rate plan, variations in variable tax-exempt debt interest expense are reconciled to the level set in rates.
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

Con Edison estimates that, as of December 31, 2010, a 10 percent decline in market prices would result in a decline in fair value of $106 million for the derivative instruments used by the Utilities to hedge purchases of electricity and gas, of which $85 million is for CECONY and $21 million is for O&R. Con Edison expects that any such change in fair value would be largely offset by directionally opposite changes in the cost of the electricity and gas purchased. In accordance with provisions approved by state regulators, the Utilities generally recover from customers the costs they incur for energy purchased for their customers, including gains and losses on certain derivative instruments used to hedge energy purchased and related costs. See “Recoverable Energy Costs” in Note A to the financial statements in Item 8.

Con Edison’s competitive energy businesses use a value-at-risk (VaR) model to assess the market risk of their electricity and gas commodity fixed-price purchase and sales commitments, physical forward contracts and commodity derivative instruments. VaR represents the potential change in fair value of instruments or the portfolio due to changes in market factors, for a specified time period and confidence level. These businesses estimate VaR across their electricity and natural gas commodity businesses using a delta-normal variance/covariance model with a 95 percent confidence level. Since the VaR calculation involves complex methodologies and estimates and assumptions that are based on past experience, it is not necessarily indicative of future results. VaR for transactions associated with hedges on generating assets and commodity contracts, assuming a one-day holding period, for the years ended December 31, 2010, and 2009, respectively, was as follows:

95% Confidence Level, One-Day Holding Period	2010	2009
	(millions of dollars)
Average for the period	$1	$1
High	1	2
Low	—	—

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

The Utilities had $38 million of credit exposure in connection with energy supply and hedging activities, net of collateral, at December 31, 2010, of which $2 million was with investment grade counterparties and $36 million was with commodity exchange brokers.

Con Edison’s competitive energy businesses had $119 million of credit exposure in connection with energy supply and hedging activities, net of collateral, at December 31, 2010, of which $74 million was with investment grade counterparties, $19 million was with commodity exchange brokers and $26 million was with independent system operators.

Investment Risk

The Companies’ investment risk relates to the investment of plan assets for their pension and other postretirement benefit plans. See “Application of Critical Accounting Policies – Accounting for Pensions and Other Postretirement Benefits,” above. The Companies’ current investment policy for pension plan assets includes investment targets of 65 percent equities and 35 percent fixed income and other securities. At December 31, 2010, the pension plan investments consisted of 67 percent equity and 33 percent fixed income and other securities.

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

The Companies’ results of operations for 2010, as compared with 2009, reflect changes in the Utilities’

rate plans (including additional revenues designed to recover expected increases in certain operations and maintenance expenses, depreciation and property taxes and interest charges), and the operating results of the competitive energy businesses (including net mark-to-market effects). The results of operations for 2010 as compared with 2009 include a higher allowed electric return on common equity for CECONY. Operations and maintenance expenses were higher in 2010 compared with 2009 reflecting primarily higher costs for demand side management programs and employee health insurance, offset in part by savings in operating expenses through cost control efforts. The increases also reflect higher New York State assessments that are collected from customers and higher costs for pension and other postretirement benefits. Depreciation and property taxes were higher in 2010 compared with 2009 reflecting primarily the impact from higher utility plant balances. For additional information about major factors affecting earnings, see “Results of Operations – Summary,” above.

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

A discussion of the results of operations by principal business segment for the years ended December 31, 2010, 2009 and 2008 follows. For additional business segment financial information, see Note N to the financial statements in Item 8.

Year Ended December 31, 2010 Compared with Year Ended December 31, 2009

The Companies’ results of operations (which were discussed above under “Results of Operations – Summary”) in 2010 compared with 2009 were:

	CECONY		O&R		Competitive Energy Businesses and Other(a)		Con Edison(b)
(millions of dollars)	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent
Operating revenues	$537	5.4%	$20	2.2%	$(264)	(12.5)%	$293	2.2%
Purchased power	100	3.9	7	2.1	(270)	(14.5)	(163)	(3.4)
Fuel	(45)	(8.9)	N/A	N/A	—	—	(45)	(8.9)
Gas purchased for resale	(266)	(32.5)	(37)	(27.2)	1	11.1	(302)	(31.4)
Operating revenues less purchased power, fuel and gas purchased for resale (net revenues)	748	12.2	50	11.7	5	2.2	803	11.8
Other operations and maintenance	329	15.1	28	11.3	(2)	(1.6)	355	13.9
Depreciation and amortization	43	5.8	2	4.8	4	80.0	49	6.2
Taxes, other than income taxes	170	11.4	4	8.9	4	28.6	178	11.5
Operating income	206	12.0	16	17.4	(1)	(1.1)	221	11.6
Other income less deductions	(7)	(21.2)	—	—	16	Large	9	29.0
Net interest expense	(4)	(0.7)	7	25.0	(5)	(16.7)	(2)	(0.3)
Income, before taxes	203	17.0	9	13.6	20	35.1	232	17.6
Incomes taxes	91	22.5	3	13.0	14	Large	108	24.5
Net income for common stock	$112	14.3%	$6	14.0%	$6	13.6%	$124	14.3%

(a)	Includes inter-company and parent company accounting.
(b)	Represents the consolidated financial results of Con Edison and its businesses.

CECONY

	Twelve Months Ended December 31, 2010				Twelve Months Ended December 31, 2009
(millions of dollars)	Electric	Gas	Steam	2010 Total	Electric	Gas	Steam	2009 Total	2010-2009 Variation
Operating revenues	$8,376	$1,541	$656	$10,573	$7,674	$1,701	$661	$10,036	$537
Purchased power	2,629	—	54	2,683	2,529	—	54	2,583	100
Fuel	256	—	202	458	247	—	256	503	(45)
Gas purchased for resale	—	552	—	552	—	818	—	818	(266)
Net revenues	5,491	989	400	6,880	4,898	883	351	6,132	748
Operations and maintenance	1,963	368	184	2,515	1,734	281	171	2,186	329
Depreciation and amortization	623	102	62	787	587	98	59	744	43
Taxes, other than income taxes	1,356	209	91	1,656	1,209	195	82	1,486	170
Operating income	$1,549	$310	$63	$1,922	$1,368	$309	$39	$1,716	$206

Electric

CECONY’s results of electric operations for the year ended December 31, 2010 compared with the year ended December 31, 2009 is as follows:

	Twelve Months Ended
(millions of dollars)	December 31, 2010	December 31, 2009	Variation
Operating revenues	$8,376	$7,674	$702
Purchased power	2,629	2,529	100
Fuel	256	247	9
Net revenues	5,491	4,898	593
Operations and maintenance	1,963	1,734	229
Depreciation and amortization	623	587	36
Taxes, other than income taxes	1,356	1,209	147
Electric operating income	$1,549	$1,368	$181

CECONY’s electric sales and deliveries, excluding off-system sales, in 2010 compared with 2009 were:

	Millions of kWhs Delivered				Revenues in Millions
	Twelve Months Ended				Twelve Months Ended
Description	December 31, 2010	December 31, 2009	Variation	Percent Variation	December 31, 2010	December 31, 2009	Variation	Percent Variation
Residential/Religious(a)	11,518	10,952	566	5.2%	$2,977	$2,583	$394	15.3%
Commercial/Industrial	12,559	12,457	102	0.8	2,557	2,444	113	4.6
Retail access customers	23,098	21,859	1,239	5.7	2,123	1,855	268	14.4
NYPA, Municipal Agency and other sales	11,518	11,399	119	1.0	550	457	93	20.4
Other operating revenues	—	—	—	—	169	335	(166)	(49.6)
Total	58,693	56,667	2,026	3.6%	$8,376	$7,674	$702	9.1%

(a)	“Residential/Religious” generally includes single-family dwellings, individual apartments in multi-family dwellings, religious organizations and certain other not-for-profit organizations.

CECONY’s electric operating revenues increased $702 million in 2010 compared with 2009 due primarily to the electric rate plans ($772 million, which among other things, reflected a 10.15 percent return on common equity, effective April 2010, a 10.0 percent return, effective April 2009 and a 9.1 percent return, effective April 2008) and higher purchased power costs ($100 million), offset in part by the accrual for the revenue decoupling mechanism (a reduction of $124 million of revenues in 2010 compared with increased revenues of $116 million in 2009). CECONY’s revenues from electric sales are subject to a revenue decoupling mechanism, as a result of which delivery revenues generally are not affected by changes in delivery volumes from levels assumed when rates were approved. Other electric operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the revenue decoupling mechanism and other provisions of the company’s rate plans. See Note B to the financial statements in Item 8.

Electric delivery volumes in CECONY’s service area increased 3.6 percent in 2010 compared with 2009. After adjusting for variations, principally weather and billing days, electric delivery volumes in CECONY’s service area increased 0.5 percent in 2010 compared with 2009.

CECONY’s electric purchased power costs increased $100 million in 2010 compared with 2009 due to an increase in unit costs ($110 million), offset by a decrease in purchased volumes ($10 million). Electric fuel costs increased $9 million in 2010 compared with 2009 due to higher sendout volumes from the company’s electric generating facilities ($65 million), offset by lower unit costs ($56 million).

CECONY’s electric operating income increased $181 million in 2010 compared with 2009. The increase reflects primarily higher net revenues ($593 million, due primarily to the electric rate plan, including the collection of a surcharge for a New York State assessment and the recovery of higher pension expense). The higher net revenues were offset by higher operations and maintenance costs ($229 million, due primarily to higher demand side management expenses ($120 million), the surcharge for a New York State assessment ($68 million), higher pension expense ($20 million), and higher costs for injuries and damages ($16 million), offset in part by reduced operating expenses due to cost control efforts), taxes other than income taxes ($147 million, principally property taxes) and depreciation and amortization ($36 million). The increased operating expenses in the first quarter of 2010 resulting from two severe winter storms were deferred as a regulatory asset, and did not affect electric operating income. See “Regulatory Assets and Liabilities” in Note B to the financial statements in Item 8.

Gas

CECONY’s results of gas operations for the year ended December 31, 2010 compared with the year ended December 31, 2009 is as follows:

	Twelve Months Ended
(millions of dollars)	December 31, 2010	December 31, 2009	Variation
Operating revenues	$1,541	$1,701	$(160)
Gas purchased for resale	552	818	(266)
Net revenues	989	883	106
Operations and maintenance	368	281	87
Depreciation and amortization	102	98	4
Taxes, other than income taxes	209	195	14
Gas operating income	$310	$309	$1

CECONY’s gas sales and deliveries, excluding off-system sales, in 2010 compared with 2009 were:

	Thousands of dths Delivered				Revenues in Millions
	Twelve Months Ended				Twelve Months Ended
Description	December 31, 2010	December 31, 2009	Variation	Percent Variation	December 31, 2010	December 31, 2009	Variation	Percent Variation
Residential	37,963	39,749	(1,786)	(4.5)%	$733	$808	$(75)	(9.3)%
General	25,629	28,245	(2,616)	(9.3)	366	421	(55)	(13.1)
Firm transportation	51,859	48,671	3,188	6.6	347	266	81	30.5
Total firm sales and transportation	115,451	116,665	(1,214)	(1.0)	1,446	1,495	(49)	(3.3)
Interruptible sales(a)	8,521	8,225	296	6.6	60	75	(15)	(20.0)
NYPA	24,890	37,764	(12,874)	(34.1)	2	4	(2)	(50.0)
Generation plants	78,880	68,157	10,723	15.7	36	34	2	5.9
Other	20,786	18,297	2,489	13.6	51	39	12	30.8
Other operating revenues	—	—	—	—	(54)	54	(108)	Large
Total	248,528	249,108	(580)	(0.2)%	$1,541	$1,701	$(160)	(9.4)%

(a)	Includes 3,385 and 2,851 thousands of dths for 2010 and 2009, respectively, which are also reflected in firm transportation and other.

CECONY’s gas operating revenues decreased $160 million in 2010 compared with 2009 due primarily to a decrease in gas purchased for resale costs ($266 million), offset in part by the gas rate plans ($78 million). CECONY’s revenues from gas sales are subject to a weather normalization clause and a revenue decoupling mechanism as a result of which delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved. Other gas operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s rate plans. See Note B to the financial statements in Item 8.

CECONY’s sales and transportation volumes for firm customers decreased 1.0 percent in 2010 compared with 2009. After adjusting for variations, principally weather and billing days, firm gas sales and transportation volumes in the company’s service area increased 2.1 percent in 2010, reflecting primarily new business and transfers of interruptible customers to firm service.

CECONY’s purchased gas cost decreased $266 million in 2010 compared with 2009 due to lower unit costs ($246 million) and sendout volumes ($20 million).

CECONY’s gas operating income increased $1 million in 2010 compared with 2009. The increase reflects primarily higher net revenues ($106 million), offset by higher operations and maintenance expense ($87 million, due primarily to a surcharge for a New York State assessment ($30 million) and higher pension expense ($28 million)), taxes other than income taxes ($14 million, principally property taxes) and depreciation ($4 million).

Steam

CECONY’s results of steam operations for the year ended December 31, 2010 compared with the year ended December 31, 2009 is as follows:

	Twelve Months Ended
(millions of dollars)	December 31, 2010	December 31, 2009	Variation
Operating revenues	$656	$661	$(5)
Purchased power	54	54	—
Fuel	202	256	(54)
Net revenues	400	351	49
Operations and maintenance	184	171	13
Depreciation and amortization	62	59	3
Taxes, other than income taxes	91	82	9
Steam operating income	$63	$39	$24

CECONY’s steam sales and deliveries in 2010 compared with 2009 were:

	Millions of Pounds Delivered				Revenues in Millions
	Twelve Months Ended				Twelve Months Ended
Description	December 31, 2010	December 31, 2009	Variation	Percent Variation	December 31, 2010	December 31, 2009	Variation	Percent Variation
General	257	786	(529)	(67.3)%	$21	$28	$(7)	(25.0)%
Apartment house	5,870	5,962	(92)	(1.5)	160	165	(5)	(3.0)
Annual power	16,903	16,269	634	3.9	459	446	13	2.9
Other operating revenues	—	—	—	—	16	22	(6)	(27.3)
Total	23,030	23,017	13	0.1%	$656	$661	$(5)	(0.8)%

CECONY’s steam operating revenues decreased $5 million in 2010 compared with 2009 due primarily to lower fuel costs ($54 million), offset in part by the net change in rates under the steam rate plan ($53 million). Other steam operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s rate plans. See Note B to the financial statements in Item 8.

Steam sales and delivery volumes increased 0.1 percent in 2010 compared with 2009. After adjusting for variations, principally weather and billing days, steam sales and deliveries decreased 1.3 percent in 2010, reflecting the impact of lower average normalized use per customer.

CECONY’s steam purchased power costs were the same in 2010 compared with 2009. Steam fuel costs decreased $54 million in 2010 compared with 2009 due to lower unit costs ($59 million), offset by higher sendout volumes ($5 million).

Steam operating income increased $24 million in 2010 compared with 2009. The increase reflects primarily higher net revenues ($49 million), offset by higher operations and maintenance expense ($13 million, due primarily to a surcharge for a New York State assessment ($8 million) and higher pension expense ($7 million), offset in part by lower customer accounts expense ($3 million)), taxes other than income taxes ($9 million, principally property taxes) and depreciation ($3 million).

Taxes Other Than Income Taxes

At over $1 billion, taxes other than income taxes remain one of CECONY’s largest operating expenses. The principal components of, and variations in, taxes other than income taxes were:

(millions of dollars)	2010		2009		Increase/ (Decrease)
Property taxes	$1,271		$1,135		$136	(a)
State and local taxes related to revenue receipts	315		282		33
Payroll taxes	65		59		6
Other taxes	5		10		(5)
Total	$1,656	(b)	$1,486	(b)	$170

(a)	Property taxes increased $136 million reflecting primarily higher capital investments.
(b)	Including sales tax on customers’ bills, total taxes other than income taxes, billed to customers in 2010 and 2009 were $2,122 million and $1,866 million, respectively.

Income Taxes

Income taxes increased $91 million in 2010 compared with 2009 due primarily to higher taxable income in 2010.

Other Income (Deductions)

Other income (deductions) decreased $7 million in 2010 compared with 2009 due primarily to a penalty in 2010 ($5 million) from the NYSDEC relating to pollutants at the company’s steam generating facilities. See “Permit Non-Compliance and Pollution Discharges” in Item 3.

Net Interest Expense

Net interest expense decreased $4 million in 2010 compared with 2009 due primarily to lower interest charges on customer deposits ($6 million), offset in part by new debt issuances in 2010 and late in 2009 ($3 million).

O&R

	Twelve Months Ended December 31, 2010			Twelve Months Ended December 31, 2009
(millions of dollars)	Electric	Gas	2010 Total	Electric	Gas	2009 Total	2010-2009 Variation
Operating revenues	$692	$218	$910	$648	$242	$890	$20
Purchased power	335	—	335	328	—	328	7
Gas purchased for resale	—	99	99	—	136	136	(37)
Net revenues	357	119	476	320	106	426	50
Operations and maintenance	216	59	275	193	54	247	28
Depreciation and amortization	32	12	44	30	12	42	2
Taxes, other than income taxes	35	14	49	33	12	45	4
Operating income	$74	$34	$108	$64	$28	$92	$16

Electric

O&R’s results of electric operations for the year ended December 31, 2010 compared with the year ended December 31, 2009 is as follows:

	Twelve Months Ended
(millions of dollars)	December 31, 2010	December 31, 2009	Variation
Operating revenues	$692	$648	$44
Purchased power	335	328	7
Net revenues	357	320	37
Operations and maintenance	216	193	23
Depreciation and amortization	32	30	2
Taxes, other than income taxes	35	33	2
Electric operating income	$74	$64	$10

O&R’s electric sales and deliveries, excluding off-system sales, in 2010 compared with 2009 were:

	Millions of kWhs Delivered				Revenues in Millions
	Twelve Months Ended				Twelve Months Ended
Description	December 31, 2010	December 31, 2009	Variation	Percent Variation	December 31, 2010	December 31, 2009	Variation	Percent Variation
Residential/Religious(a)	1,893	1,799	94	5.2%	$347	$309	$38	12.3%
Commercial/Industrial	1,495	1,763	(268)	(15.2)	211	231	(21)	(9.1)
Retail access customers	2,330	1,901	429	22.6	132	95	37	38.9
Public authorities	110	111	(1)	(0.9)	12	11	1	9.1
Other operating revenues	—	—	—	—	(10)	2	(12)	Large
Total	5,828	5,574	254	4.6%	$692	$648	$44	6.8%

(a)	“Residential/Religious” generally includes single-family dwellings, individual apartments in multi-family dwellings, religious organizations and certain other not-for-profit organizations.

O&R’s electric operating revenues increased $44 million in 2010 compared with 2009 due primarily to the New York electric rate plan ($19 million) and for O&R’s New Jersey and Pennsylvania operations the warmer summer weather in the 2010 period ($3 million). O&R’s New York electric delivery revenues are subject to a revenue decoupling mechanism, as a result of which, delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved. O&R’s electric sales in New Jersey and Pennsylvania are not subject to a decoupling mechanism, and as a result, changes in such volumes do impact revenues. Other electric operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s electric rate plan. See Note B to the financial statements in Item 8.

Electric delivery volumes in O&R’s service area increased 4.6 percent in 2010 compared with 2009. After adjusting for weather variations and unbilled volumes, electric delivery volumes in O&R’s service area increased 0.7 percent in 2010 compared with 2009.

Electric operating income increased $10 million in 2010 compared with 2009. The increase reflects primarily higher net revenues ($37 million), offset by higher operations and maintenance expense ($23 million), due primarily to a surcharge for a New York State assessment ($7 million) and higher pension expense ($6 million)), taxes other than income taxes ($2 million, principally state and local taxes) and depreciation ($2 million).

Gas

O&R’s results of gas operations for the year ended December 31, 2010 compared with the year ended December 31, 2009 is as follows:

	Twelve Months Ended
(millions of dollars)	December 31, 2010	December 31, 2009	Variation
Operating revenues	$218	$242	$(24)
Gas purchased for resale	99	136	(37)
Net revenues	119	106	13
Operations and maintenance	59	54	5
Depreciation and amortization	12	12	—
Taxes, other than income taxes	14	12	2
Gas operating income	$34	$28	$6

O&R’s gas sales and deliveries, excluding off-system sales, in 2010 compared with 2009 were:

	Thousands of dths Delivered				Revenues in Millions
	Twelve Months Ended				Twelve Months Ended
Description	December 31, 2010	December 31, 2009	Variation	Percent Variation	December 31, 2010	December 31, 2009	Variation	Percent Variation
Residential	7,336	7,811	(475)	(6.1)%	$111	$132	$(21)	(15.9)%
General	1,436	1,750	(314)	(17.9)	20	27	(7)	(25.9)
Firm transportation	10,692	10,905	(213)	(2.0)	65	51	14	27.5
Total firm sales and transportation	19,464	20,466	(1,002)	(4.9)	196	210	(14)	(6.7)
Interruptible sales	4,497	4,502	(5)	(0.2)	9	21	(12)	(57.1)
Generation plants	691	1,346	(655)	(48.7)	—	2	(2)	Large
Other	840	953	(113)	(11.9)	—	—	—	—
Other gas revenues	—	—	—	—	13	9	(4)	(44.5)
Total	25,492	27,267	(1,775)	(6.5)%	$218	$242	$(24)	(10.0)%

O&R’s gas operating revenues decreased $24 million in 2010 compared with 2009 due primarily to the decrease in gas purchased for resale in 2010 ($37 million), offset in part by the gas rate plan. Effective November 2009, O&R’s New York gas delivery revenues became subject to a revenue decoupling mechanism.

Sales and transportation volumes for firm customers decreased 4.9 percent in 2010 compared with 2009.

After adjusting for weather and other variations, total firm sales and transportation volumes decreased 1.2 percent in 2010 compared with 2009. O&R’s New York revenues from gas sales are subject to a weather normalization clause that moderates, but does not eliminate, the effect of weather-related changes on net income.

Gas operating income increased $6 million in 2010 compared with 2009. The increase reflects primarily higher net revenues ($13 million), offset by higher operations and maintenance costs ($5 million) and taxes other than income taxes ($2 million, principally property taxes).

Taxes Other Than Income Taxes

Taxes, other than income taxes, increased $4 million in 2010 compared with 2009. The principal components of taxes, other than income taxes, were:

(millions of dollars)	2010		2009		Increase/ (Decrease)
Property taxes	$29		$28		$1
State and local taxes related to revenue receipts	14		12		2
Payroll taxes	6		5		1
Total	$49	(a)	$45	(a)	$4

(a)	Including sales tax on customers’ bills, total taxes other than income taxes, billed to customers in 2010 and 2009 were $78 million and $77 million, respectively.

Income Taxes

Income taxes increased $3 million in 2010 compared with 2009 due primarily to higher taxable income in 2010.

Other Income (Deductions)

Other income (deductions) were the same in 2010 compared with 2009.

Net Interest Expense

Net interest expense increased $7 million in 2010 compared with 2009 due primarily to new debt issuances in 2010 and late in 2009.

Competitive Energy Businesses

The competitive energy business’s results of operations for the year ended December 31, 2010 compared with the year ended December 31, 2009 is as follows:

	Twelve Months Ended
(millions of dollars)	December 31, 2010	December 31, 2009	Variation
Operating revenues	$1,883	$2,147	$(264)
Purchased power	1,627	1,901	(274)
Gas purchased for resale	9	9	—
Net revenues	247	237	10
Operations and maintenance	122	125	(3)
Depreciation and amortization	9	5	4
Taxes, other than income taxes	18	13	5
Operating income	$98	$94	$4

The competitive energy businesses’ operating revenues decreased $264 million in 2010 compared with 2009, due primarily to changes in net mark-to-market effects and lower electric wholesale revenues, offset in part by increased electric retail revenues. Electric wholesale revenues decreased $208 million in 2010 as compared with 2009, due to lower sales volumes ($178 million) and unit prices ($30 million). Electric retail revenues increased $189 million, due to higher sales volume ($271 million), offset by lower per unit prices ($82 million). Gross margins on electric retail revenues increased significantly due primarily to higher volumes. Net mark-to-market values decreased $12 million in 2010 as compared with 2009, of which $232 million in losses are reflected in revenues and $220 million in gains are reflected in purchased power costs. Other revenues decreased $13 million in 2010 as compared with 2009 due primarily to lower sales of energy efficiency services.

Purchased power costs decreased $274 million in 2010 compared with 2009, due primarily to changes in mark-to-market values of $220 million and lower purchased power costs of $54 million. Purchased power costs decreased $54 million due to lower unit prices ($174 million), offset by higher volumes ($120 million). Operating income increased $4 million in 2010 compared with 2009 due primarily to higher electric retail margins.

Other

For Con Edison, “Other” also includes inter-company eliminations relating to operating revenues and operating expenses.

Year Ended December 31, 2009 Compared with Year Ended December 31, 2008

The Companies’ results of operations (which were discussed above under “Results of Operations – Summary”) in 2009 compared with 2008 were:

	CECONY		O&R		Competitive Energy Businesses and Other(a)		Con Edison(b)
(millions of dollars)	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent
Operating revenues	$(388)	(3.7)%	$(101)	(10.2)%	$(62)	(2.9)%	$(551)	(4.1)%
Purchased power	(602)	(18.9)	(105)	(24.2)	(266)	(12.5)	(973)	(16.9)
Fuel	(157)	(23.8)	N/A	N/A	(3)	Large	(160)	(24.1)
Gas purchased for resale	(181)	(18.1)	(23)	(14.5)	(5)	(35.7)	(209)	(17.8)
Operating revenues less purchased power, fuel and gas purchased for resale (net revenues)	552	9.9	27	6.8	212	Large	791	13.2
Other operations and maintenance	249	12.9	25	11.3	22	22.0	296	13.1
Depreciation and amortization	72	10.7	2	5.0	—	—	74	10.3
Taxes, other than income taxes	182	14.0	1	2.3	(2)	(12.5)	181	13.3
Gain on sale of ownership interests in electricity generating plants	N/A	N/A	N/A	N/A	(261)	Large	(261)	Large
Operating income	49	2.9	(1)	(1.1)	(69)	(43.1)	(21)	(1.1)
Other income less deductions	17	Large	(1)	(33.3)	(66)	Large	(50)	(61.7)
Net interest expense	61	12.4	—	—	6	25.0	67	12.3
Income from continuing operations, before taxes	5	0.4	(2)	(2.9)	(141)	(71.2)	(138)	(9.5)
Incomes taxes	7	1.8	2	8.3	(90)	(87.4)	(84)	(16.0)
Income from discontinued operations, net of tax(c)	N/A	N/A	N/A	N/A	(274)	Large	(274)	Large
Net income for common stock	$(2)	(0.3)%	$(1)	(2.3)%	$(325)	(88.1)%	$(328)	(27.4)%

(a)	Includes inter-company and parent company accounting.
(b)	Represents the consolidated financial results of Con Edison and its businesses.
(c)	See Note U to the financial statements in Item 8.

CECONY

	Twelve Months Ended December 31, 2009				Twelve Months Ended December 31, 2008
(millions of dollars)	Electric	Gas	Steam	2009 Total	Electric	Gas	Steam	2008 Total	2009- 2008 Variation
Operating revenues	$7,674	$1,701	$661	$10,036	$7,878	$1,839	$707	$10,424	$(388)
Purchased power	2,529	—	54	2,583	3,092	—	93	3,185	(602)
Fuel	247	—	256	503	376	—	284	660	(157)
Gas purchased for resale	—	818	—	818	—	999	—	999	(181)
Net revenues	4,898	883	351	6,132	4,410	840	330	5,580	552
Operations and maintenance	1,734	281	171	2,186	1,518	261	158	1,937	249
Depreciation and amortization	587	98	59	744	521	90	61	672	72
Taxes, other than income taxes	1,209	195	82	1,486	1,038	186	80	1,304	182
Operating income	$1,368	$309	$39	$1,716	$1,333	$303	$31	$1,667	$49

Electric

CECONY’s results of electric operations for the year ended December 31, 2009 compared with the year ended December 31, 2008 is as follows:

	Twelve Months Ended
(millions of dollars)	December 31, 2009	December 31, 2008	Variation
Operating revenues	$7,674	$7,878	$(204)
Purchased power	2,529	3,092	(563)
Fuel	247	376	(129)
Net revenues	4,898	4,410	488
Operations and maintenance	1,734	1,518	216
Depreciation and amortization	587	521	66
Taxes, other than income taxes	1,209	1,038	171
Electric operating income	$1,368	$1,333	$35

CECONY’s electric sales and deliveries, excluding off-system sales, in 2009 compared with 2008 were:

	Millions of kWhs Delivered				Revenues in Millions
	Twelve Months Ended				Twelve Months Ended
Description	December 31, 2009	December 31, 2008	Variation	Percent Variation	December 31, 2009	December 31, 2008	Variation	Percent Variation
Residential/Religious(a)	10,952	11,720	(768)	(6.6)%	$2,583	$2,834	$(251)	(8.9)%
Commercial/Industrial	12,457	12,852	(395)	(3.1)	2,444	2,720	(276)	(10.1)
Retail access customers	21,859	22,047	(188)	(0.9)	1,855	1,507	348	23.1
NYPA, Municipal Agency and other sales	11,399	11,704	(305)	(2.6)	457	413	44	10.7
Other operating revenues	—	—	—	—	335	404	(69)	(17.1)
Total	56,667	58,323	(1,656)	(2.8)%	$7,674	$7,878	$(204)	(2.6)%

(a)	“Residential/Religious” generally includes single-family dwellings, individual apartments in multi-family dwellings, religious organizations and certain other not-for-profit organizations.

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

Operating expenses excluding income taxes decreased $241 million in 2009 compared with 2008, due primarily to decreased purchased power ($253 million), net of a $165 million increase in purchased power costs for mark-to-market losses, gas purchased for resale ($5 million) and fuel costs ($3 million) and taxes other than income taxes ($3 million), offset in part by higher operations and maintenance costs ($23 million).

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

Supplementary Financial Information

Selected Quarterly Financial Data for the years ended December 31, 2010 and 2009 (Unaudited)

	2010
Con Edison	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(millions of dollars, except per share amounts)
Operating revenues	$3,462	$3,017	$3,707	$3,139
Operating income	492	429	705	494
Net income	229	186	353	235
Net income for common stock	226	183	350	233
Basic earnings per common share	$0.80	$0.65	$1.24	$0.80
Diluted earnings per common share	$0.80	$0.64	$1.23	$0.80

	2009
Con Edison	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(millions of dollars, except per share amounts)
Operating revenues	$3,423	$2,845	$3,489	$3,273
Operating income	419	372	685	423
Net income	183	153	339	205
Net income for common stock	180	150	336	202
Basic earnings per common share	$0.66	$0.55	$1.22	$0.73
Diluted earnings per common share	$0.66	$0.55	$1.22	$0.73

In the opinion of Con Edison, these quarterly amounts include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation.

	2010
CECONY	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(millions of dollars)
Operating revenues	$2,718	$2,432	$2,865	$2,558
Operating income	512	334	666	410
Net income for common stock	243	135	332	183

	2009
CECONY	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(millions of dollars)
Operating revenues	$2,770	$2,220	$2,655	$2,391
Operating income	434	340	579	363
Net income for common stock	197	136	282	166

In the opinion of CECONY, these quarterly amounts include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation.

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

Management of the Company assessed the effectiveness of internal control over financial reporting as of December 31, 2010, using the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on that assessment, management has concluded that the Company had effective internal control over financial reporting as of December 31, 2010.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, has been audited by PricewaterhouseCoopers LLP, Con Edison’s independent registered public accounting firm, as stated in their report which appears on the following page of this Annual Report on Form 10-K.

Kevin Burke

Chairman, President and Chief Executive Officer

Robert Hoglund

Senior Vice President and Chief Financial Officer

February 22, 2011

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Consolidated Edison, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Consolidated Edison, Inc. and its subsidiaries (the Company) at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP

New York, New York

February 22, 2011

Consolidated Edison, Inc. CONSOLIDATED INCOME STATEMENT

	For the Years Ended December 31,
	2010	2009	2008
	(Millions of Dollars/Except Share Data)
OPERATING REVENUES
Electric	$9,064	$8,320	$8,611
Gas	1,760	1,943	2,097
Steam	656	661	707
Non-utility	1,845	2,108	2,168
TOTAL OPERATING REVENUES	13,325	13,032	13,583
OPERATING EXPENSES
Purchased power	4,613	4,776	5,749
Fuel	458	503	663
Gas purchased for resale	661	963	1,172
Other operations and maintenance	2,910	2,555	2,259
Depreciation and amortization	840	791	717
Taxes, other than income taxes	1,723	1,545	1,364
TOTAL OPERATING EXPENSES	11,205	11,133	11,924
Gain on sale of electricity generating plants	—	—	261
OPERATING INCOME	2,120	1,899	1,920
OTHER INCOME (DEDUCTIONS)
Investment and other income	46	32	89
Allowance for equity funds used during construction	15	14	8
Other deductions	(21)	(15)	(16)
TOTAL OTHER INCOME (DEDUCTIONS)	40	31	81
INCOME BEFORE INTEREST AND INCOME TAX EXPENSE	2,160	1,930	2,001
INTEREST EXPENSE
Interest on long-term debt	597	590	519
Other interest	21	30	33
Allowance for borrowed funds used during construction	(9)	(9)	(8)
NET INTEREST EXPENSE	609	611	544
INCOME FROM CONTINUING OPERATIONS BEFORE TAXES	1,551	1,319	1,457
INCOME TAX EXPENSE	548	440	524
INCOME FROM CONTINUING OPERATIONS	1,003	879	933
INCOME FROM DISCONTINUED OPERATIONS
Gain on sale of electricity generating plants, net of tax expense of $174 in 2008	—	—	270
Income from discontinued operations, net of tax expense of $3 in 2008	—	—	4
TOTAL INCOME FROM DISCONTINUED OPERATIONS	—	—	274
NET INCOME	1,003	879	1,207
Preferred stock dividend requirements of subsidiary	(11)	(11)	(11)
NET INCOME FOR COMMON STOCK	$992	$868	$1,196
EARNINGS PER COMMON SHARE – BASIC
Continuing operations	$3.49	$3.16	$3.37
Discontinued operations	—	—	1.01
Net income	$3.49	$3.16	$4.38
EARNINGS PER COMMON SHARE – DILUTED
Continuing operations	$3.47	$3.14	$3.36
Discontinued operations	—	—	1.01
Net income	$3.47	$3.14	$4.37
DIVIDENDS DECLARED PER SHARE OF COMMON STOCK	$2.38	$2.36	$2.34
AVERAGE NUMBER OF SHARES OUTSTANDING – BASIC (IN MILLIONS)	284.3	275.2	272.9
AVERAGE NUMBER OF SHARES OUTSTANDING – DILUTED (IN MILLIONS)	285.9	276.3	273.6

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc. CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Twelve Months Ended December 31,
	2010	2009	2008
	(Millions of Dollars)
OPERATING ACTIVITIES
Net Income	$1,003	$879	$1,207
PRINCIPAL NON-CASH CHARGES/(CREDITS) TO INCOME
Depreciation and amortization	840	791	717
Deferred income taxes	659	436	470
Rate case amortization and accruals	13	(63)	(176)
Net transmission and distribution reconciliation	—	—	(50)
Common equity component of allowance for funds used during construction	(15)	(14)	(8)
Net derivative (gains)/losses	(19)	(31)	100
Pre-tax gain on sale of electricity generating plants	—	—	(704)
Other non-cash items (net)	(18)	(77)	(83)
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable – customers, less allowance for uncollectibles	(126)	51	18
Materials and supplies, including fuel oil and gas in storage	7	161	(111)
Other receivables and other current assets	207	(346)	(110)
Prepayments	(210)	566	(578)
Recoverable energy costs	—	90	124
Accounts payable	(22)	(18)	(92)
Pensions and retiree benefits	78	(14)	18
Accrued taxes	38	(6)	31
Accrued interest	(1)	17	(10)
Deferred charges, noncurrent assets and other regulatory assets	(590)	112	(443)
Deferred credits and other regulatory liabilities	80	(23)	303
Other assets	(9)	(5)	121
Other liabilities	466	(40)	(104)
NET CASH FLOWS FROM OPERATING ACTIVITIES	2,381	2,466	640
INVESTING ACTIVITIES
Utility construction expenditures	(2,001)	(2,184)	(2,322)
Cost of removal less salvage	(149)	(181)	(198)
Non-utility construction expenditures	(28)	(9)	(4)
Common equity component of allowance for funds used during construction	15	14	8
Proceeds from sale of electricity generation projects	—	—	1,477
Purchase of additional ownership interest in Honeoye Storage Corporation	(12)	—	—
Purchase of ownership interest in Hawkeye lease	—	—	(12)
Purchase of ownership interest in Newington SCS	—	—	(20)
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(2,175)	(2,360)	(1,071)
FINANCING ACTIVITIES
Net payments of short-term debt	—	(363)	(477)
Retirement of long-term debt	(1,011)	(662)	(487)
Issuance of long-term debt	1,095	1,470	1,850
Issuance of common stock	439	257	51
Debt issuance costs	(11)	(10)	(13)
Common stock dividends	(629)	(601)	(618)
Preferred stock dividends	(11)	(11)	(11)
NET CASH FLOWS (USED IN)/FROM FINANCING ACTIVITIES	(128)	80	295
CASH AND TEMPORARY CASH INVESTMENTS:
NET CHANGE FOR THE PERIOD	78	186	(136)
BALANCE AT BEGINNING OF PERIOD	260	74	210
BALANCE AT END OF PERIOD	$338	$260	$74
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid/(refunded) during the period for:
Interest	$583	$558	$557
Income taxes	$(25)	$5	$394
The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc. CONSOLIDATED BALANCE SHEET

	December 31, 2010	December 31, 2009
	(Millions of Dollars)
ASSETS
CURRENT ASSETS
Cash and temporary cash investments	$338	$260
Accounts receivable – customers, less allowance for uncollectible accounts of $76 and $70 in 2010 and 2009, respectively	1,173	1,047
Accrued unbilled revenue	633	579
Other receivables, less allowance for uncollectible accounts of $8 and $5 in 2010 and 2009, respectively	300	379
Fuel oil, gas in storage, materials and supplies, at average cost	348	355
Prepayments	341	131
Regulatory assets	203	172
Revenue decoupling mechanism receivable	5	117
Other current assets	166	174
TOTAL CURRENT ASSETS	3,507	3,214
INVESTMENTS	403	385
UTILITY PLANT, AT ORIGINAL COST
Electric	19,851	18,645
Gas	4,344	3,983
Steam	2,038	1,935
General	1,911	1,866
TOTAL	28,144	26,429
Less: Accumulated depreciation	5,808	5,412
Net	22,336	21,017
Construction work in progress	1,458	1,422
NET UTILITY PLANT	23,794	22,439
NON-UTILITY PLANT
Non-utility property, less accumulated depreciation of $51 and $45 in 2010 and 2009, respectively	46	19
Construction work in progress	23	6
NET PLANT	23,863	22,464
OTHER NONCURRENT ASSETS
Goodwill	429	416
Intangible assets, less accumulated amortization of $3 and $2 in 2010 and 2009, respectively	3	4
Regulatory assets	7,643	7,103
Other deferred charges and noncurrent assets	298	258
TOTAL OTHER NONCURRENT ASSETS	8,373	7,781
TOTAL ASSETS	$36,146	$33,844

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc. CONSOLIDATED BALANCE SHEET

	December 31, 2010	December 31, 2009
	(Millions of Dollars)
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Long-term debt due within one year	$5	$731
Accounts payable	1,151	1,173
Customer deposits	289	274
Accrued taxes	90	51
Accrued interest	155	156
Accrued wages	102	91
Fair value of derivative liabilities	125	114
Other current liabilities	449	350
TOTAL CURRENT LIABILITIES	2,366	2,940
NONCURRENT LIABILITIES
Obligations under capital leases	7	14
Provision for injuries and damages	165	168
Pensions and retiree benefits	3,287	3,363
Superfund and other environmental costs	512	212
Asset retirement obligations	109	122
Fair value of derivative liabilities	77	131
Other noncurrent liabilities	126	108
TOTAL NONCURRENT LIABILITIES	4,283	4,118
DEFERRED CREDITS AND REGULATORY LIABILITIES
Deferred income taxes and investment tax credits	6,602	5,609
Regulatory liabilities	915	829
Other deferred credits	35	32
TOTAL DEFERRED CREDITS AND REGULATORY LIABILITIES	7,552	6,470
LONG-TERM DEBT (See Statement of Capitalization)	10,671	9,854
SHAREHOLDERS’ EQUITY
Common shareholders’ equity (See Statement of Common Shareholders’ Equity)	11,061	10,249
Preferred stock of subsidiary (See Statement of Capitalization)	213	213
TOTAL SHAREHOLDERS’ EQUITY	11,274	10,462
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$36,146	$33,844

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc. CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2010	2009	2008
	(Millions of Dollars)
NET INCOME	$1,003	$879	$1,207
OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAXES
Pension plan liability adjustments, net of $5, $17 and $(21) taxes in 2010, 2009 and 2008, respectively	2	26	(31)
Unrealized gains/(losses) on derivatives qualified as cash flow hedges, net of $(1) taxes in 2008	—	—	(2)
Less: Reclassification adjustment for (gains)/losses included in net income, net of $1 and $(1) taxes in 2009 and 2008, respectively	—	1	(1)
Less: Reclassification adjustment for unrealized losses included in regulatory assets, net of $(5) taxes in 2008	—	—	(8)
TOTAL OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAXES	2	25	(24)
COMPREHENSIVE INCOME	1,005	904	1,183
Preferred stock dividend requirements of subsidiary	(11)	(11)	(11)
COMPREHENSIVE INCOME FOR COMMON STOCK	$994	$893	$1,172

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc. CONSOLIDATED STATEMENT OF COMMON SHAREHOLDERS’ EQUITY

(Millions of Dollars/Except Share Data)	Common Stock		Additional Paid- In Capital	Retained Earnings	Treasury Stock		Capital Stock Expense	Accumulated Other Comprehensive Income/(Loss)	Total
	Shares	Amount			Shares	Amount
BALANCE AS OF DECEMBER 31, 2007	272,024,874	$29	$4,038	$6,113	23,210,700	$(1,001)	$(60)	$(43)	$9,076
Net income for common stock				1,196					1,196
Common stock dividends				(639)					(639)
Issuance of common shares –dividend reinvestment and employee stock plans	1,696,812		74						74
Other comprehensive loss								(24)	(24)
Adjustment for adoption of fair value standard net of taxes				15					15
BALANCE AS OF DECEMBER 31, 2008	273,721,686	$29	$4,112	$6,685	23,210,700	$(1,001)	$(60)	$(67)	$9,698
Net income for common stock				868					868
Common stock dividends				(649)					(649)
Issuance of common shares – public offering	5,000,000	1	214				(2)		213
Issuance of common shares – dividend reinvestment and employee stock plans	2,402,055		94						94
Other comprehensive income								25	25
BALANCE AS OF DECEMBER 31, 2009	281,123,741	$30	$4,420	$6,904	23,210,700	$(1,001)	$(62)	$(42)	$10,249
Net income for common stock				992					992
Common stock dividends				(676)					(676)
Issuance of common shares – public offering	6,300,000	1	307				(2)		306
Issuance of common shares – dividend reinvestment and employee stock plans	4,192,593		188						188
Other comprehensive income								2	2
BALANCE AS OF DECEMBER 31, 2010	291,616,334	$31	$4,915	$7,220	23,210,700	$(1,001)	$(64)	$(40)	$11,061

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc. CONSOLIDATED STATEMENT OF CAPITALIZATION

	Shares outstanding December 31,		At December 31,
	2010	2009	2010	2009
			(Millions of Dollars)
TOTAL COMMON SHAREHOLDERS’ EQUITY BEFORE	291,616,334	281,123,741	$11,101	$10,291
ACCUMULATED OTHER COMPREHENSIVE LOSS
Pension plan liability adjustments, net of $(22) and $(27) taxes in 2010 and 2009, respectively			(37)	(38)
Unrealized gains/(losses) on derivatives qualified as cash flow hedges, less reclassification adjustment for gains/(losses) included in net income and reclassification adjustment for unrealized losses included in regulatory assets, net of $(60) and $(61) taxes in 2010 and 2009, respectively			(3)	(4)
TOTAL ACCUMULATED OTHER COMPREHENSIVE LOSS, NET OF TAXES			(40)	(42)
TOTAL COMMON SHAREHOLDERS’ EQUITY (SEE STATEMENT OF COMMON SHAREHOLDERS’ EQUITY)			11,061	10,249
PREFERRED STOCK OF SUBSIDIARY
$5 Cumulative Preferred, without par value, authorized 1,915,319 shares	1,915,319	1,915,319	175	175
Cumulative Preferred, $100 par value, authorized 6,000,000 shares
4.65% Series C	153,296	153,296	16	16
4.65% Series D	222,330	222,330	22	22
TOTAL PREFERRED STOCK			$213	$213

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc. CONSOLIDATED STATEMENT OF CAPITALIZATION

LONG-TERM DEBT			At December 31,
Maturity	Interest Rate	Series	2010	2009
			(Millions of Dollars)
DEBENTURES:
2010	8.125%	2000A	$—	$325
2010	7.50	2000A	—	55
2010	7.50	2000B	—	300
2012	5.625	2002A	300	300
2013	4.875	2002B	500	500
2013	3.85	2003B	200	200
2014	4.70	2004A	200	200
2014	5.55	2009A	275	275
2015	2.50	2010A	55	—
2015	5.375	2005C	350	350
2015	5.30	2005A	40	40
2016	5.45	2006A	75	75
2016	5.50	2006C	400	400
2016	5.30	2006D	250	250
2018	5.85	2008A	600	600
2018	7.125	2008C	600	600
2018	6.15	2008A	50	50
2019	4.96	2009A	60	60
2019	6.65	2009B	475	475
2020	4.45	2010A	350	—
2027	6.50	1997F	80	80
2029	7.00	1999G	—	45
2033	5.875	2003A	175	175
2033	5.10	2003C	200	200
2034	5.70	2004B	200	200
2035	5.30	2005A	350	350
2035	5.25	2005B	125	125
2036	5.85	2006A	400	400
2036	6.20	2006B	400	400
2036	5.70	2006E	250	250
2037	6.30	2007A	525	525
2038	6.75	2008B	600	600
2039	6.00	2009B	60	60
2039	5.50	2009C	600	600
2040	5.70	2010B	350	—
2040	5.50	2010B	115	—
TOTAL DEBENTURES			9,210	9,065
TRANSITION BONDS:
2019*	5.22%	2004-1	32	34
TOTAL TRANSITION BONDS			32	34

Consolidated Edison, Inc. CONSOLIDATED STATEMENT OF CAPITALIZATION

LONG-TERM DEBT			At December 31,
Maturity	Interest Rate	Series	2010	2009
			(Millions of Dollars)
TAX-EXEMPT DEBT - Notes issued to New York State Energy Research and Development Authority for Facilities Revenue Bonds**:
2014	0.40%	1994***	—	55
2015	0.34	1995***	44	44
2032	0.595	2004B Series 1	127	127
2034	0.548	1999A	293	293
2035	0.525	2004B Series 2	20	20
2036	1.45	2010A	225	—
2036	4.70	2001A	—	225
2036	0.49	2001B	98	98
2039	0.525	2004A	98	98
2039	0.307	2004C	99	99
2039	0.29	2005A	126	126
TOTAL TAX-EXEMPT DEBT			1,130	1,185
Other long-term debt			323	326
Unamortized debt discount			(19)	(25)
TOTAL			10,676	10,585
Less: long-term debt due within one year			5	731
TOTAL LONG-TERM DEBT			10,671	9,854
TOTAL CAPITALIZATION			$21,945	$20,316

*	The final date to pay the entire remaining unpaid principal balance, if any, of all outstanding bonds is May 17, 2021.
**	Other than Series 2001A and Series 2010A (the proceeds of which were used to redeem the Series 2001A), rates reset weekly or by auction held every 35 days; December 31, 2010 rates shown (August 18, 2010 rate shown for Series 1994).
***	Issued for O&R pollution control financing.

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

Management of the Company assessed the effectiveness of internal control over financial reporting as of December 31, 2010, using the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on that assessment, management has concluded that the Company had effective internal control over financial reporting as of December 31, 2010.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, has been audited by PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, as stated in their report which appears on the following page of this Annual Report on Form 10-K.

Kevin Burke

Chairman and Chief Executive Officer

Robert Hoglund

Senior Vice President and Chief Financial Officer

February 22, 2011

Report of Independent Registered Public Accounting Firm

To the Stockholder and Board of Trustees of Consolidated Edison Company of New York, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Consolidated Edison Company of New York, Inc. and its subsidiaries (the Company) at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP

New York, New York

February 22, 2011

Consolidated Edison Company of New York, Inc. CONSOLIDATED INCOME STATEMENT

	For the Years Ended December 31,
	2010	2009	2008
	(Millions of Dollars)
OPERATING REVENUES
Electric	$8,376	$7,674	$7,878
Gas	1,541	1,701	1,839
Steam	656	661	707
TOTAL OPERATING REVENUES	10,573	10,036	10,424
OPERATING EXPENSES
Purchased power	2,683	2,583	3,185
Fuel	458	503	660
Gas purchased for resale	552	818	999
Other operations and maintenance	2,515	2,186	1,937
Depreciation and amortization	787	744	672
Taxes, other than income taxes	1,656	1,486	1,304
TOTAL OPERATING EXPENSES	8,651	8,320	8,757
OPERATING INCOME	1,922	1,716	1,667
OTHER INCOME (DEDUCTIONS)
Investment and other income	32	34	21
Allowance for equity funds used during construction	13	12	7
Other deductions	(19)	(13)	(12)
TOTAL OTHER INCOME (DEDUCTIONS)	26	33	16
INCOME BEFORE INTEREST AND INCOME TAX EXPENSE	1,948	1,749	1,683
INTEREST EXPENSE
Interest on long-term debt	537	534	474
Other interest	19	27	25
Allowance for borrowed funds used during construction	(7)	(8)	(7)
NET INTEREST EXPENSE	549	553	492
INCOME FROM CONTINUING OPERATIONS BEFORE TAXES	1,399	1,196	1,191
INCOME TAX EXPENSE	495	404	397
NET INCOME	904	792	794
Preferred stock dividend requirements	(11)	(11)	(11)
NET INCOME FOR COMMON STOCK	$893	$781	$783

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc. CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Twelve Months Ended December 31,
	2010	2009	2008
	(Millions of Dollars)
OPERATING ACTIVITIES
Net income	$904	$792	$794
PRINCIPAL NON-CASH CHARGES/(CREDITS) TO INCOME
Depreciation and amortization	787	744	672
Deferred income taxes	622	364	500
Rate case amortization and accruals	13	(63)	(176)
Net transmission and distribution reconciliation	—	—	(50)
Common equity component of allowance for funds used during construction	(13)	(12)	(7)
Other non-cash items (net)	(12)	(56)	(33)
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable – customers, less allowance for uncollectibles	(121)	33	16
Materials and supplies, including fuel oil and gas in storage	4	133	(91)
Other receivables and other current assets	11	(122)	(195)
Prepayments	—	456	(457)
Recoverable energy costs	—	111	99
Accounts payable	(17)	(118)	60
Pensions and retiree benefits	68	—	(16)
Accrued taxes	13	(16)	36
Accrued interest	(7)	6	(3)
Deferred charges, noncurrent assets and other regulatory assets	(535)	57	(374)
Deferred credits and other regulatory liabilities	70	(25)	280
Other liabilities	418	(62)	(19)
NET CASH FLOWS FROM OPERATING ACTIVITIES	2,205	2,222	1,036
INVESTING ACTIVITIES
Utility construction expenditures	(1,866)	(2,057)	(2,202)
Cost of removal less salvage	(145)	(176)	(195)
Common equity component of allowance for funds used during construction	13	12	7
Loan to affiliate	—	113	(58)
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(1,998)	(2,108)	(2,448)
FINANCING ACTIVITIES
Net payments of short-term debt	—	(253)	(302)
Retirement of long-term debt	(850)	(655)	(280)
Issuance of long-term debt	925	1,350	1,800
Debt issuance costs	(9)	(10)	(13)
Capital contribution by parent	355	211	752
Dividend to parent	(670)	(652)	(618)
Preferred stock dividends	(11)	(11)	(11)
NET CASH FLOWS (USED IN)/FROM FINANCING ACTIVITIES	(260)	(20)	1,328
CASH AND TEMPORARY CASH INVESTMENTS:
NET CHANGE FOR THE PERIOD	(53)	94	(84)
BALANCE AT BEGINNING OF PERIOD	131	37	121
BALANCE AT END OF PERIOD	$78	$131	$37
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid/(refunded) during the period for:
Interest	$528	$513	$473
Income taxes	$(18)	$18	$(1)

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc. CONSOLIDATED BALANCE SHEET

	December 31, 2010	December 31, 2009
	(Millions of Dollars)
ASSETS
CURRENT ASSETS
Cash and temporary cash investments	$78	$131
Accounts receivable – customers, less allowance for uncollectible accounts of $68 and $63 in 2010 and 2009, respectively	1,025	904
Other receivables, less allowance for uncollectible accounts of $7 and $4 in 2010 and 2009, respectively	103	134
Accrued unbilled revenue	473	413
Accounts receivable from affiliated companies	249	124
Fuel oil, gas in storage, materials and supplies, at average cost	306	310
Prepayments	82	82
Regulatory assets	151	104
Revenue decoupling mechanism receivable	—	107
Other current assets	98	89
TOTAL CURRENT ASSETS	2,565	2,398
INVESTMENTS	167	126
UTILITY PLANT AT ORIGINAL COST
Electric	18,735	17,570
Gas	3,844	3,537
Steam	2,038	1,935
General	1,746	1,708
TOTAL	26,363	24,750
Less: Accumulated depreciation	5,314	4,947
Net	21,049	19,803
Construction work in progress	1,345	1,334
NET UTILITY PLANT	22,394	21,137
NON-UTILITY PROPERTY
Non-utility property, less accumulated depreciation of $22 and $20 in 2010 and 2009, respectively	7	9
NET PLANT	22,401	21,146
OTHER NONCURRENT ASSETS
Regulatory assets	7,058	6,590
Other deferred charges and noncurrent assets	244	201
TOTAL OTHER NONCURRENT ASSETS	7,302	6,791
TOTAL ASSETS	$32,435	$30,461

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc. CONSOLIDATED BALANCE SHEET

	December 31, 2010	December 31, 2009
	(Millions of Dollars)
LIABILITIES AND SHAREHOLDER’S EQUITY
CURRENT LIABILITIES
Long-term debt due within one year	$—	$625
Accounts payable	924	937
Accounts payable to affiliated companies	13	17
Customer deposits	276	259
Accrued taxes	34	41
Accrued taxes to affiliated companies	29	9
Accrued interest	130	137
Accrued wages	93	89
Other current liabilities	460	333
TOTAL CURRENT LIABILITIES	1,959	2,447
NONCURRENT LIABILITIES
Obligations under capital leases	7	14
Provision for injuries and damages	159	160
Pensions and retiree benefits	2,900	2,978
Superfund and other environmental costs	392	159
Asset retirement obligations	109	122
Fair value of derivative liabilities	29	44
Other noncurrent liabilities	116	68
TOTAL NONCURRENT LIABILITIES	3,712	3,545
DEFERRED CREDITS AND REGULATORY LIABILITIES
Deferred income taxes and investment tax credits	6,071	5,139
Regulatory liabilities	783	703
Other deferred credits	31	29
TOTAL DEFERRED CREDITS AND REGULATORY LIABILITIES	6,885	5,871
LONG-TERM DEBT (See Statement of Capitalization)	9,743	9,038
SHAREHOLDER’S EQUITY
Common shareholder’s equity (See Statement of Common Shareholder’s Equity)	9,923	9,347
Preferred stock (See Statement of Capitalization)	213	213
TOTAL SHAREHOLDER’S EQUITY	10,136	9,560
TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$32,435	$30,461

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc. CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2010	2009	2008
	(Millions of Dollars)
NET INCOME	$904	$792	$794
OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAXES
Pension plan liability adjustments, net of $(1), $11 and $(7) taxes in 2010, 2009 and 2008, respectively	(2)	16	(11)
TOTAL OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAXES	(2)	16	(11)
COMPREHENSIVE INCOME	$902	$808	$783

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc. CONSOLIDATED STATEMENT OF COMMON SHAREHOLDER’S EQUITY

	Common Stock		Additional Paid-In Capital	Retained Earnings	Repurchased Con Edison Stock	Capital Stock Expense	Accumulated Other Comprehensive Income/(Loss)	Total
(Millions of Dollars/Except Share Data)	Shares	Amount
BALANCE AS OF DECEMBER 31, 2007	235,488,094	$589	$2,912	$5,616	$(962)	$(60)	$(9)	$8,086
Net income				794				794
Common stock dividend to parent				(618)				(618)
Capital contribution by parent			752					752
Cumulative preferred dividends				(12)				(12)
Other comprehensive loss							(11)	(11)
BALANCE AS OF DECEMBER 31, 2008	235,488,094	$589	$3,664	$5,780	$(962)	$(60)	$(20)	$8,991
Net income				792				792
Common stock dividend to parent				(652)				(652)
Capital contribution by parent			213			(2)		211
Cumulative preferred dividends				(11)				(11)
Other comprehensive income							16	16
BALANCE AS OF DECEMBER 31, 2009	235,488,094	$589	$3,877	$5,909	$(962)	$(62)	$(4)	$9,347
Net income				904				904
Common stock dividend to parent				(670)				(670)
Capital contribution by parent			357			(2)		355
Cumulative preferred dividends				(11)				(11)
Other comprehensive income							(2)	(2)
BALANCE AS OF DECEMBER 31, 2010	235,488,094	$589	$4,234	$6,132	$(962)	$(64)	$(6)	$9,923

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc. CONSOLIDATED STATEMENT OF CAPITALIZATION

	Shares outstanding		At December 31,
	December 31, 2010	December 31, 2009	2010	2009
			(Millions of Dollars)
TOTAL COMMON SHAREHOLDER’S EQUITY BEFORE	235,488,094	235,488,094	$9,929	$9,351
ACCUMULATED OTHER COMPREHENSIVE LOSS
Pension plan liability adjustments, net $(2) and $(1) taxes in 2010 and 2009, respectively			(3)	(2)
Unrealized gains on derivatives qualified as cash flow hedges, less reclassification adjustment for gains included in net income, net of $(2) taxes in 2010 and 2009, respectively			(3)	(2)
TOTAL ACCUMULATED OTHER COMPREHENSIVE LOSS, NET OF TAXES			(6)	(4)
TOTAL COMMON SHAREHOLDER’S EQUITY (SEE STATEMENT OF COMMON SHAREHOLDER’S EQUITY)			9,923	9,347
PREFERRED STOCK
$5 Cumulative Preferred, without par value, authorized 1,915,319 shares	1,915,319	1,915,319	175	175
Cumulative Preferred, $100 par value, authorized 6,000,000 shares
4.65% Series C	153,296	153,296	16	16
4.65% Series D	222,330	222,330	22	22
TOTAL PREFERRED STOCK			$213	$213

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc. CONSOLIDATED STATEMENT OF CAPITALIZATION

LONG-TERM DEBT			At December 31,
Maturity	Interest Rate	Series	2010	2009
			(Millions of Dollars)
DEBENTURES:
2010	8.125%	2000A	$—	$325
2010	7.50	2000B	—	300
2012	5.625	2002A	300	300
2013	4.875	2002B	500	500
2013	3.85	2003B	200	200
2014	4.70	2004A	200	200
2014	5.55	2009A	275	275
2015	5.375	2005C	350	350
2016	5.50	2006C	400	400
2016	5.30	2006D	250	250
2018	5.85	2008A	600	600
2018	7.125	2008C	600	600
2019	6.65	2009B	475	475
2020	4.45	2010A	350	—
2033	5.875	2003A	175	175
2033	5.10	2003C	200	200
2034	5.70	2004B	200	200
2035	5.30	2005A	350	350
2035	5.25	2005B	125	125
2036	5.85	2006A	400	400
2036	6.20	2006B	400	400
2036	5.70	2006E	250	250
2037	6.30	2007A	525	525
2038	6.75	2008B	600	600
2039	5.50	2009C	600	600
2040	5.70	2010B	350	—
TOTAL DEBENTURES			8,675	8,600
TAX-EXEMPT DEBT – Notes issued to New York State Energy Research and Development Authority for Facilities Revenue Bonds*:
2032	0.595%	2004B Series 1	127	127
2034	0.548	1999A	293	293
2035	0.525	2004B Series 2	20	20
2036	4.70	2001A	—	225
2036	0.49	2001B	98	98
2036	1.45	2010A	225	—
2039	0.525	2004A	98	98
2039	0.307	2004C	99	99
2039	0.29	2005A	126	126
TOTAL TAX-EXEMPT DEBT			1,086	1,086
Unamortized debt discount			(18)	(23)
TOTAL			9,743	9,663
Less: long-term debt due within one year			—	625
TOTAL LONG-TERM DEBT			9,743	9,038
TOTAL CAPITALIZATION			$19,879	$18,598

*	Other than Series 2001A and Series 2010A (the proceeds of which were used to redeem the Series 2001A), rates reset weekly or by auction held every 35 days; December 31, 2010 rates shown.

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

Plant and Depreciation

Utility Plant

Utility plant is stated at original cost. The cost of repairs and maintenance is charged to expense and the cost of betterments is capitalized. The capitalized cost of additions to utility plant includes indirect costs such as engineering, supervision, payroll taxes, pensions, other benefits and an allowance for funds used during construction (AFDC). The original cost of property is charged to expense over the estimated useful lives of the assets. Upon retirement, the original cost of property is charged to accumulated depreciation. See Note R. Rates used for AFDC include the cost of borrowed funds and a reasonable rate of return on the Utilities’ own funds when so used, determined in accordance with regulations of the FERC or the state public utility regulatory authority having jurisdiction. The rate is compounded semiannually, and the amounts applicable to borrowed funds are treated as a reduction of interest charges, while the amounts applicable to the Utilities’ own funds are credited to other income (deductions). The AFDC rates for CECONY were 5.3 percent, 6.9 percent and 6.0 percent for 2010, 2009 and 2008, respectively. The AFDC rates for O&R were 5.8 percent, 4.2 percent and 3.5 percent for 2010, 2009 and 2008, respectively.

The Utilities generally compute annual charges for depreciation using the straight-line method for financial statement purposes, with rates based on average service lives and net salvage factors. The average depreciation rate for CECONY was 3.1 percent for 2010, 2009 and 2008. The average depreciation rate for O&R was 2.8 percent for 2010, 2009 and 2008.

The estimated lives for utility plant for CECONY range from 5 to 80 years for electric, 5 to 85 years for gas, 5 to 70 years for steam and 5 to 50 years for general plant. For O&R, the estimated lives for utility plant range from 5 to 65 years for electric, 5 to 75 years for gas and 5 to 50 years for general plant.

At December 31, 2010 and 2009, the capitalized cost of the Companies’ utility plant, net of accumulated depreciation, was as follows:

	Con Edison		CECONY
(Millions of Dollars)	2010	2009	2010	2009
Electric
Generation	$396	$392	$396	$392
Transmission	2,284	2,090	2,150	1,953
Distribution	13,191	12,442	12,549	11,824
Gas*	3,535	3,226	3,153	2,892
Steam	1,617	1,555	1,617	1,555
General	1,241	1,231	1,125	1,117
Held for future use	72	82	60	70
Construction work in progress	1,458	1,421	1,344	1,334
Net Utility Plant	$23,794	$22,439	$22,394	$21,137

*	Primarily distribution.

Under the Utilities’ current rate plans, the aggregate annual depreciation allowance in effect at December 31, 2010 was $838 million, including $793 million under CECONY’s electric, gas and steam rate plans that have been approved by the New York State Public Service Commission (NYSPSC).

Non-Utility Plant

Non-utility plant is stated at original cost and consists primarily of land, telecommunication, gas storage and solar facilities that are currently not used within electric, gas or steam utility operations. Depreciation on these assets is computed using the straight-line method for financial statement purposes over their estimated useful lives, which range from 3 to 30 years.

Goodwill

In accordance with the accounting rules for goodwill and intangible assets, Con Edison is required to test goodwill for impairment annually. Goodwill is tested for impairment using a two-step approach. The first step of the goodwill impairment test compares the estimated fair value of a reporting unit with its carrying value, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill of the reporting unit is considered not impaired. If the carrying value exceeds the estimated fair value of the reporting unit, the second step is performed to measure the amount of impairment loss, if any. The second step requires a calculation of the implied fair value of goodwill. See Note K and Note T.

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

In accordance with the accounting rules for equity method and joint ventures, Con Edison Development recognized pre-tax impairment charges of $2 million in 2008, related to its equity investment in a 29 MW electric generating plant in Michigan (which was sold in 2008), and $5 million in 2009, related to its equity investment in an electric generating plant in Guatemala (which was sold in 2010). No impairment charges were recognized in 2010.

Revenues

The Utilities and Con Edison Solutions recognize revenues for energy service on a monthly billing cycle basis. The Utilities defer over a 12-month period net interruptible gas revenues, other than those authorized by the NYSPSC to be retained by the Utilities, for refund to firm gas sales and transportation customers. The Utilities and Con Edison Solutions accrue revenues at the end of each month for estimated energy service not yet billed to customers. Prior to March 31, 2009, CECONY did not accrue revenues for energy service provided but not yet billed to customers except for certain unbilled gas revenues accrued in 1989. This change in accounting for unbilled revenues had no effect on net income. See “Regulatory Assets and Liabilities” in Note B. Unbilled revenues included in Con Edison’s balance sheet at December 31, 2010 and 2009 were $633 million (including $473 million for CECONY) and $579 million (including $413 million for CECONY), respectively.

CECONY’s electric and gas rate plans and O&R’s New York electric and gas rate plans each contain a revenue decoupling mechanism under which the company’s actual energy delivery revenues are compared on a periodic basis, with the authorized delivery revenues and the difference accrued, with interest, for refund to, or recovery from, customers, as applicable. See “Rate Agreements” in Note B.

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

Research and Development Costs

Generally research and development costs are charged to operating expenses as incurred. Research and development costs were as follows:

	For the Years Ended December 31,
(Millions of Dollars)	2010	2009	2008
Con Edison	$23	$27	$29
CECONY	$21	$25	$28

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

Basic and diluted EPS for Con Edison are calculated as follows:

	For the Years Ended December 31,
(Millions of Dollars, except per share amounts/Shares in Millions)	2010	2009	2008
Income for common stock from continuing operations	$992	$868	$922
Income for common stock from discontinued operations, net of tax	—	—	274
Net income for common stock	$992	$868	$1,196
Weighted average common shares outstanding – Basic	284.3	275.2	272.9
Add: Incremental shares attributable to effect of potentially dilutive securities	1.6	1.1	0.7
Adjusted weighted average common shares outstanding – Diluted	285.9	276.3	273.6
Earnings per Common Share – Basic
Continuing operations	$3.49	$3.16	$3.37
Discontinued operations	—	—	1.01
Net income for common stock	$3.49	$3.16	$4.38
Earnings per Common Share – Diluted
Continuing operations	$3.47	$3.14	$3.36
Discontinued operations	—	—	1.01
Net income for common stock	$3.47	$3.14	$4.37

The computation of diluted earnings per share excludes immaterial amounts of incremental Con Edison common shares for the years ended December 31, 2010, 2009 and 2008, respectively, because the exercise prices on the options exceeded the average closing market price during these periods.

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

The NYSPSC’s March 2008 and April 2009 orders and the November 2009 Joint Proposal covering CECONY’s electric rates, discussed below, provided for the collection of a portion of the company’s electric revenues ($237 million in the rate year ended March 2009, $254 million for the rate year ending March 2010 and, beginning April 2010, $249 million on an annual basis) subject to potential refund to customers following NYSPSC review and completion of an investigation by the NYSPSC staff of the company’s capital expenditures during the April 2005 through March 2008 period covered by the 2005 Electric Rate Agreement for transmission and distribution utility plant (the 2005-2008 Capital Expenditure Review). In December 2009, the company established a $24 million regulatory liability for refund to customers with respect to this matter and recognized a $14 million (after-tax) charge in its 2009 consolidated financial statements. In March 2010, the NYSPSC issued an order approving a February 2010 Joint Proposal by the company and the NYSPSC staff relating to this matter pursuant to which the company, among other things, provided a $36 million credit to customer bills in 2010.

Under the 2005 Electric Rate Agreement, if the actual amount of pension or other postretirement benefit costs, environmental remediation costs and, if the variation exceeded 2.5 percent, property taxes or the cost of moving facilities to avoid interfering with government projects was greater than the respective amount for each such cost reflected in rates, the company would accrue a regulatory asset for the difference and defer recognition in income of the difference. If the actual amount had been less than the amount reflected in electric rates, the company would have accrued a regulatory liability for the difference and deferred recognition in income of the difference. As a result of the cost reconciliations, in 2008, the company reduced pre-tax net income by $18 million.

The 2005 Electric Rate Agreement also provided for the continuation of the rate provisions pursuant to which the company recovers its potential strandable costs and its purchased power and fuel costs from customers.

The 2005 Electric Rate Agreement included potential positive earnings adjustments (incentives) if the company met certain standards for its retail access and demand side management programs, and potential negative earnings adjustments (revenue reductions), which could have been substantial, if it did not meet certain standards for (i) frequency and duration of service interruptions; (ii) major outages; (iii) repair, removal or replacement of damaged poles, temporary shunts, street lights, traffic signals and circuit breakers; and (iv) customer service. In 2008, the company recorded an incentive for demand side management initiatives of $5 million and no other incentives or revenue reductions.

In March 2008, the NYSPSC adopted an order, issued and effective March 25, 2008, granting CECONY an electric rate increase, effective April 1, 2008, of $425 million.

The NYSPSC ruling reflected the following major items:

•	a return on common equity of 9.1 percent;

101

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

In April 2009, the NYSPSC adopted an order granting CECONY an electric rate increase, effective April 6, 2009, of $523 million. The NYSPSC ruling reflects the following major items:

•

A return on common equity of 10.0 percent, based on certain assumptions, including a common equity ratio of 48 percent and achievement by the company of unspecified austerity measures required by the NYSPSC that would result in avoided revenue requirements of $60 million;

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

•

continuation of the collection of a portion (increased, to reflect higher capital costs, from $237 million collected in the rate year ended March 2009 to $254 million for the rate year ending March 2010) of the April 2008 rate increase subject to potential refund to customers following the 2005-2008 Capital Expenditure Review (see discussion above in this Note B of the February 2010 Joint Proposal). The portion collected is also subject to refund in the event the NYSPSC determines that some disallowance of costs the company has recovered is warranted to address potential impacts of alleged unlawful conduct by arrested employees and contractors (see “Other Regulatory Matters” below in this Note B and “Investigations of Vendor Payments” in Note H).

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

In November 2009, CECONY, the NYSPSC staff and other parties entered into a Joint Proposal with respect to the company’s May 2009 request to the NYSPSC for an increase in the rates the company can charge its customers for electric delivery service. The Joint Proposal, which was approved in March 2010, covers the three-year period April 2010 through March 2013 and provides for electric base rate increases of $420 million, effective April 2010 and 2011, and $287 million, effective April 2012, with an additional $133 million to be collected through a surcharge in the rate year ending March 2013.

The Joint Proposal reflects the following major items:

•	A weighted average cost of capital of 7.76 percent, reflecting:

•

return on common equity of 10.15 percent, assuming achievement by the company of unspecified austerity measures that would result in reductions in operations and maintenance expenses of $27 million, $20 million and $13 million in the rate years ending March 2011, 2012 and 2013, respectively;

•	cost of long-term debt of 5.65 percent;

•	common equity ratio of 48 percent; and

•	average rate base of $14,887 million, $15,987 million and $16,826 million for the rate years ending March 2011, 2012 and 2013, respectively.

103

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

•

Any deferral for T&D and Other for the rate year ending March 2011 will be based on average net plant balances for the year and for the rate years ending March 2012 and 2013 will be based on average net plant balances over the term of the Joint Proposal.

•	Any deferral for ERP would be based on average net plant balances for ERP over the term of the Joint Proposal.

•

During the term of the Joint Proposal, the company will not accrue any additional revenue for carrying charges on any capital expenditures allocable to its electric business in excess of specified limits (which limits exclude certain expenditures, including expenditures for projects for which the company has been selected to receive grants under the American Recovery and Reinvestment Act of 2009):

•	T&D capital expenditures – $1,200 million for the rate year ending March 2011 and an aggregate $2,300 million for the period from April 2011 through March 2013;

•	Other capital expenditures – $220 million for the rate year ending March 2011 and an aggregate $402 million for the period from April 2011 through March 2013; and

•	ERP capital expenditures – $125 million.

•

The company is not precluded from seeking to recover in rates effective after March 2013 the annual revenue requirement for T&D and Other capital expenditures made during the term of the Joint Proposal in excess of the applicable capital expenditure limit; provided that:

•	the company can justify the need for and reasonableness of, and the company’s inability to reasonably avoid, such excess capital expenditures; and

•	the return on investment for any such excess T&D or Other capital expenditures made during the rate year ending March 2011 will be calculated based on the company’s overall cost of debt.

•

Sharing with electric customers of any actual earnings, excluding the effects of any penalties and certain other items, above specified percentage returns on equity (based on actual average common equity ratio, subject to a 50 percent maximum) as follows:

•

for the rate year ending March 2011, the company will allocate to customers the revenue requirement equivalent of 50 percent of earnings above 11.15 percent up to and including 12.149 percent, 75 percent of earnings equal to or in excess of 12.15 percent up to and including 13.149 percent and 90 percent of earnings equal to or in excess of 13.15 percent;

•

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

•

Deferral as a regulatory asset or liability, as the case may be, of differences between the actual level of certain expenses, including, among others, expenses for pension and other postretirement benefits, environmental remediation, relocation of facilities to accommodate government projects, property taxes and (for the rate years ending March 2012 and 2013) long-term debt, and amounts for those expenses reflected in rates (with deferral for the difference in property taxes limited to 80 percent of the difference, subject to annual maximum for the remaining 20 percent of the difference of not more than a 10 basis point impact on return on common equity and deferral of facility relocation expenses in excess amounts reflected in rates subject to certain limitations). In 2010, the company deferred recognition of $68 million of revenue under these provisions and the corresponding provisions of the April 2009 rate order.

•

Continuation of the provisions in the April 2009 order relating to revenues from the sale of transmission rights on the company’s transmission system. In 2010, the company accrued $9 million of revenues under this provision and the corresponding provision of the April 2009 rate order.

•

Continuation of the revenue decoupling mechanism under which the company’s actual electric delivery revenues would be compared, on a periodic basis, with the delivery revenues reflected in rates, and the difference accrued as a regulatory liability (for refund to electric customers) or a regulatory asset (for recovery from electric customers), as the case may be. In 2010, the company deferred for customer benefit $130 million of revenues under this provision and the corresponding provision of the April 2009 rate order.

•	Continuation of the rate provisions pursuant to which the company recovers its purchased power and fuel costs from electric customers.

•

Continuation of provisions for potential operations penalties of up to $152 million annually if certain electric customer service and system reliability performance targets are not met. In 2010 and 2009, the company did not recognize any expenses under these provisions and the corresponding provisions of the April 2009 order.

•

Collection from electric customers of $249 million on an annual basis subject to potential refund following the 2005-2008 Capital Expenditure Review (see discussion above in this Note B of the February 2010 Joint Proposal). The amount to be collected would also be subject to refund in the event the NYSPSC determined that some disallowance of costs the company has recovered is warranted to address potential impacts of alleged unlawful conduct by arrested employees and contractors (see “Other Regulatory Matters” below in this Note B and “Investigations of Vendor Payments” in Note H).

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

•

most of any actual earnings above a 10.2 percent return on equity (based on actual average common equity ratio, subject to a 50 percent maximum) are to be applied to reduce regulatory assets for pension and other post-retirement benefit expenses (the company did not reduce regulatory assets under this provision in 2010, 2009 or 2008);

•

deferral as a regulatory asset or regulatory liability, as the case may be, of the difference between actual pension and other post-retirement benefit expenses, environmental remediation expenses, property taxes, tax-exempt debt costs and certain other expenses and amounts for those expenses reflected in rates (the company deferred recognition of $0.7 million revenue and $3 million and $6 million of expenses under this provision in 2010, 2009 and 2008, respectively);

•

deferral as a regulatory liability of the revenue requirement impact (i.e., return on investment, depreciation and income taxes) of the amount, if any, by which actual transmission and distribution related capital expenditures are less than amounts reflected in rates (the company deferred $12 million, $8 million and $1 million of expenses under this provision in 2010, 2009 and 2008, respectively);

•

deferral as a regulatory asset of increases, if any, in certain expenses above a 4 percent annual inflation rate, but only if the actual annual return on common equity is less than 9.4 percent (the company did not defer any expenses under this provision in 2009 or 2008);

•

potential negative earnings adjustments of up to $3 million annually if certain customer service and system reliability performance targets are not met (the company reduced revenues by $0.4 million under these provisions in 2008; the company met the performance targets in 2009; the company reduced revenues by $1 million under these provisions in 2010);

•

implementation of a revenue decoupling mechanism under which actual energy delivery revenues would be compared, on a periodic basis, with the authorized delivery revenues with the difference accrued, with interest, for refund to, or recovery from, customers, as applicable (the company accrued $5.0 million, $12.4 million and $3.6 million of revenues pursuant to this provision in 2010, 2009 and 2008, respectively);

•	continuation of the rate provisions pursuant to which the company recovers its purchased power costs from customers; and

•	withdrawal of the litigation O&R commenced seeking to annul the NYSPSC’s March and October 2007 orders relating to O&R’s electric rates.

In July 2010, O&R filed a request with the NYSPSC for an increase in the rates it charges for electric service rendered in New York, effective July 2011, of $61.7 million. The filing reflects a return on common equity of 11 percent and a common equity ratio of 49.9 percent. Among other things, the filing proposes continuation of the current provisions with respect to recovery from customers of the cost of purchased power and with respect to the deferral of differences between actual expenses allocable to the electric business for pensions and other postretirement benefits, environmental, and research and developmental costs to the amounts for such costs reflected in electric rates. The filing also includes an alternative proposal for a three-year electric rate plan with annual rate increases of $47.1 million effective July 2011, and $33.2 million effective July 2012 and 2013. The multi-year filing reflects a return on common equity of 11.55 percent.

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

In May 2010, RECO, the Division of Rate Counsel, Staff of the NJBPU and certain other parties entered into a stipulation of settlement with respect to the company’s August 2009 request to increase the rates that it can charge its customers for electric delivery service. The stipulation, which was approved by the Board of the NJBPU, provides for an electric rate increase, effective May 17, 2010, of $9.8 million. The stipulation reflects a return on common equity of 10.3 percent and a common equity ratio of approximately 50 percent. The stipulation continues current provisions with respect to recovery from customers of the cost of purchased power and does not provide for reconciliation of actual expenses to amounts reflected in electric rates for pension and other postretirement benefit costs.

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

The Joint Proposal continues the previous gas rate plan provisions with respect to recovery from customers of the cost of purchased gas and environmental remediation expenses and corresponding provisions pursuant to which the effects of weather on gas income are moderated and for the reconciliation of actual expenses allocable to the gas business to the amounts for such costs reflected in gas rates for pension and other postretirement benefit costs, property taxes and interference costs. Additional provisions of the gas rate plan include: a revenue decoupling mechanism (pursuant to which the company accrued $24 million, $25 million, and $17 million of revenues in 2010, 2009, and 2008, respectively) and equal sharing with customers of earnings above a 10.7 percent return on common equity (earnings for the rate years ended September 30, 2010, 2009 and 2008 were reduced $6 million, $0 and $9 million, respectively, for earnings above the 10.7 percent threshold).

In May 2010, CECONY, the staff of the NYSPSC and other parties entered into a Joint Proposal, with respect to the company’s rates for gas delivery service. The Joint Proposal, which was approved by the NYSPSC in September 2010, covers the three-year period October 2010 through September 2013 and provides for gas base rate increases of $47.1 million, $47.9 million and $46.7 million, effective October 2010, 2011 and 2012, respectively. The Joint Proposal reflects the following major items:

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

107

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

•	Continuation of the rate provisions pursuant to which the company recovers its costs of purchased gas from gas customers.

•	Continuation of provisions for potential penalties (up to $12.6 million annually) if certain gas customer service and system performance targets are not met.

•	Continued collection from gas customers of $32 million on an annual basis subject to potential refund (see “Other Regulatory Matters” below and “Investigations of Vendor Payments” in Note H).

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

Earnings attributable to its gas business excluding any revenue reductions (O&R Adjusted Earnings) in excess of an 11 percent annual return on common equity (based upon the actual average common equity ratio, subject to a maximum 50 percent of capitalization) were to be allocated as follows: above an 11 percent return were to be used to offset up to one-half of any regulatory asset to be recorded in that year resulting from the cost reconciliations (discussed in the preceding paragraph). One-half of any remaining O&R Adjusted Earnings between 11 and 12 percent return were to be retained by the company, with the balance deferred for the benefit of customers. Thirty-five percent of any remaining O&R Adjusted Earnings between a 12 and 14 percent return were to be retained by the company, with the balance deferred for the benefit of customers. Any remaining O&R Adjusted Earnings above a 14 percent return were to be deferred for the benefit of customers. For purposes of these earnings sharing provisions, if in any rate year O&R Adjusted Earnings was less than 11 percent, the shortfall was deducted from O&R Adjusted Earnings for the other rate years. The earnings sharing thresholds were to each be reduced by 20 basis points if certain objectives relating to the company’s retail choice program are not met. O&R adjusted earnings were not in excess of the 11 percent target return on equity for the rate years ended October 31, 2009, and 2008.

The rate plan also included up to $1 million of potential earnings adjustments in the first year of the agreement, increasing up to $1.2 million, if the company did not comply with certain requirements regarding gas main protection and customer service. O&R recorded a regulatory liability of $0.4 million for not complying with certain requirements regarding safety and customer service for the rate years ended October 31, 2008. The company met these requirements for the rate year ended October 31, 2009.

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

•

most of any actual earnings above an 11.4 percent annual return on common equity (based upon the actual average common equity ratio, subject to a maximum 50 percent of capitalization) are to be applied to reduce regulatory assets. in 2010, the company did not defer any revenues under this provision and the corresponding provision;

•

deferral as a regulatory asset or liability, as the case may be, of differences between the actual level of certain expenses, including expenses for pension and other postretirement benefits, environmental remediation, property taxes and taxable and tax-exempt long-term debt, and amounts for those expenses reflected in rates; in 2010, the company accrued $2.7 million of revenues under this provision and the corresponding provision;

•

deferral as a regulatory liability of the revenue requirement impact (i.e., return on investment, depreciation and income taxes) of the amount, if any, by which average gas net plant balances are less than balances reflected in rates in 2010, the company accrued $1.5 million of revenues under this provision and the corresponding provision;

•

deferral as a regulatory asset of increases, if any over the course of the rate plan, in certain expenses above a 4 percent annual inflation rate, but only if the actual annual return on common equity is less than 10.4 percent;

•	implementation of a revenue decoupling mechanism; in 2010, the company accrued $0.8 million of revenues under this provision and the corresponding provision;

•	continuation of the provisions pursuant to which the company recovers its cost of purchasing gas and the provisions pursuant to which the effects of weather on gas income are moderated; and

•	potential negative earnings adjustments of up to $1.4 million annually if certain operations and customer service requirements are not met.

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

The rate plan provided that if the actual amount of pension or other postretirement benefit costs, environmental remediation costs, property taxes or interference costs is greater than the respective amount for each such cost reflected in steam rates, the company would recognize a regulatory asset for the difference (90 percent of the difference, in the case of property taxes and interference costs) and defer recognition in expense of the difference. If the actual amount of such costs had been less than the amount reflected in steam rates, the company would recognize a regulatory liability for the difference and decrease its revenues by the amount of such difference (90 percent of the difference, in the case of property taxes and interference costs). The company recognized a regulatory liability and increased expenses by $1.7 million under this provision in 2008.

Earnings attributable to the steam business, excluding the net revenue effect of steam sales related to colder-than-normal weather and certain other items, (Steam Adjusted Earnings) for a rate year in excess of 11 percent return on common equity (based upon the actual average common equity ratio, subject to a maximum of 50 percent of capitalization) were allocated as follows: between 11 and 12 percent were to be used first to offset up to one-half of any regulatory asset recorded in the year resulting from the cost reconciliations (discussed in the preceding paragraph) for the rate year. The company then could retain one-half of any remaining such Steam Adjusted Earnings, with the balance being deferred for the benefit of customers. Any Steam Adjusted Earnings in excess of a 12 percent return on common equity were to be used first to offset any regulatory asset resulting from the cost reconciliations, with the company retaining one-quarter of any remaining Steam Adjusted Earnings and the balance being deferred for the benefit of customers. The earnings sharing thresholds would each be reduced by 20 basis points if certain requirements are not met. Earnings for the rate year ended September 30, 2008 was below the 11 percent return on common equity.

The rate plan also included up to approximately $4 million of potential revenue reductions if the company did not comply with certain requirements regarding steam business development and certain other matters. There was no revenue reductions recorded for the rate year ending September 30, 2008.

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

•

deferral as a regulatory asset or regulatory liability, as the case may be, of the difference between (i) actual costs for pension and other post-retirement benefits, environmental remediation, property taxes, certain tax-exempt debt, municipal infrastructure support and certain other costs and (ii) amounts for those costs reflected in rates (90 percent of the difference in the case of property taxes and interference costs) (the company decreased expenses by $14.9 million and by $14.4 million and increased expenses by $3.1 million under these provisions in 2010, 2009 and 2008, respectively);

•

deferral as a regulatory liability of the revenue requirement impact (i.e., return on investment, depreciation and income taxes) of the amount, if any, by which the actual capital expenditures related to steam production plant are less than amounts reflected in rates (there was no regulatory liability recorded for the rate year ended September 30, 2009 and $4 million regulatory liability recorded for the rate year ended September 30, 2010);

•

potential negative earnings adjustments (revenue reductions) of approximately $0.95 million to $1 million annually if certain business development, customer service and safety performance targets are not met (the company did not record any such adjustments in 2008) (there were no negative earnings adjustments recorded for the rate year ended September 30, 2010 and 2009);

•

amortization of certain regulatory assets and liabilities, the net effect of which will be a non-cash increase in steam revenues of $20.3 million over the two-year period covered by the Joint Proposal; and

•	continuation of the rate provisions pursuant to which the company recovers its fuel and purchased steam costs from customers.

In May 2010, CECONY, the NYSPSC staff and other parties entered into a Joint Proposal, with respect to the company’s rates for steam service. The Joint Proposal, which was approved by the NYSPSC in September 2010, covers the three-year period October 2010 through September 2013 and provides for rate increases of $49.5 million, effective October 2010 and 2011, and $17.8 million, effective October 2012, with an additional $31.7 million to be collected through a surcharge in the rate year ending September 2013. The Joint Proposal reflects the following major items:

•	The same weighted average cost of capital, return on common equity (assuming, for the steam business,

achievement of unspecified reductions in costs of $4.5 million, $3 million and $1.5 million in the rate years ending September 2011, 2012 and 2013, respectively), cost of long-term debt and common equity ratio provided for in the May 2010 Joint Proposal with respect to CECONY’s gas business (discussed above) and average steam rate base of $1,589 million, $1,603 million and $1,613 million for the rate years ending September 2011, 2012 and 2013, respectively.

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

The NYSPSC order requires CECONY, in its next steam rate filing, to propose a phase-in over a period of not more than seven years of an increase in the allocation to steam customers of the fuel costs for the company’s East River Repowering Project (ERRP, which cogenerates electricity and steam) that are above the market value of the electric energy generated by ERRP.

Other Regulatory Matters

In February 2009, the NYSPSC commenced a proceeding to examine the prudence of certain CECONY expenditures (see “Investigations of Vendor Payments” in Note H). Pursuant to NYSPSC orders, a portion of the company’s revenues (currently, $249 million, $32 million and $6 million on an annual basis for electric, gas and steam service, respectively) is being collected subject to potential refund to customers. At December 31, 2010, the company had collected an estimated $535 million from customers subject to potential refund in connection with this proceeding. In October 2010, a NYSPSC consultant reported its $21 million provisional assessment, which the company has disputed, of potential overcharges for construction work. The potential overcharges related to transactions that involved certain employees who were arrested and a contractor that performed work for the company. The NYSPSC’s consultant is expected to continue to review the company’s expenditures. The company is unable to estimate the amount, if any, of any such refund and, accordingly, has not established a regulatory liability for a refund.

In August 2009, the NYSPSC released a report on its management audit of the company. The NYSPSC is required to audit New York utilities every five years. The NYSPSC consultant that performed the audit identified areas for improvement, including with respect to the company’s construction program, planning and business processes and regulatory relationships. In October 2009, the company filed with the NYSPSC the company’s plan to implement the recommendations contained in the report. The company has implemented most of the recommendations.

Regulatory Assets and Liabilities

Regulatory assets and liabilities at December 31, 2010 and 2009 were comprised of the following items:

	Con Edison		CECONY
(Millions of Dollars)	2010	2009	2010	2009
Regulatory assets
Unrecognized pension and other postretirement costs	$4,371	$4,472	$4,152	$4,259
Future federal income tax	1,593	1,316	1,515	1,249
Environmental remediation costs	695	392	574	333
Surcharge for New York State Assessment	121	138	112	126
Net electric deferrals	156	82	156	82
Pension and other post-retirement benefits deferrals	138	101	90	49
Revenue taxes	145	120	140	116
Deferred derivative losses – long-term	74	106	48	75
Deferred storm costs	57	5	43	—
Property tax reconciliation	34	85	27	85
O&R transition bond charges	48	55	—	—
World Trade Center restoration costs	45	41	45	41
Workers’ compensation	31	37	31	37
Other	135	153	125	138
Regulatory assets – long-term	7,643	7,103	7,058	6,590
Deferred derivative losses – current	190	141	151	104
Recoverable energy costs – current	13	31	—	—
Regulatory assets – current	203	172	151	104
Total Regulatory Assets	$7,846	$7,275	$7,209	$6,694
Regulatory liabilities
Allowance for cost of removal less salvage	$422	$371	$350	$303
Net unbilled revenue deferrals	136	91	136	91
Refundable energy costs	80	118	50	77
Revenue decoupling mechanism	32	—	32	—
New York State tax refund	30	—	30	—
Gain on sale of properties	29	24	29	24
Rate case amortizations	—	21	—	21
Electric rate case deferral	—	19	—	19
2005-2008 capital expenditure reserve	—	24	—	24
Other	186	161	156	144
Regulatory liabilities	915	829	783	703
Deferred derivative gains – current	4	9	3	8
Total Regulatory Liabilities	$919	$838	$786	$711

“Unrecognized pension and other postretirement costs” represents the net regulatory asset associated with the accounting rules for retirement benefits. See Note A.

“Net electric deferrals” represents the remaining unamortized balance of certain regulatory assets and liabilities of CECONY that were combined effective April 1, 2010 and are being amortized to income over a ten year period, in accordance with CECONY’s March 2010 rate plan.

The increase in Regulatory Assets – Environmental Remediation Costs reflects an increased estimate of costs for site investigation and remediation. See Note G.

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

Note C — Capitalization

Common Stock

At December 31, 2010 and 2009, Con Edison owned all of the issued and outstanding shares of common stock of the Utilities and the competitive energy businesses. CECONY owns 21,976,200 shares of Con Edison stock, which it purchased prior to 2001 in connection with Con Edison’s stock repurchase plan. CECONY presents in the financial statements the cost of the Con Edison stock it owns as a reduction of common shareholder’s equity.

Capitalization of Con Edison

The outstanding capitalization for each of the Companies is shown on its Consolidated Statement of Capitalization, and for Con Edison includes the Utilities’ outstanding preferred stock and debt.

Preferred Stock of CECONY

As of December 31, 2010, 1,915,319 shares of CECONY’s $5 Cumulative Preferred Stock (the “$5 Preferred”) and 375,626 shares of its Cumulative Preferred Stock ($100 par value) were outstanding.

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

Long-term Debt

Long-term debt maturing in the period 2011-2015 is as follows:

(Millions of Dollars)	Con Edison	CECONY
2011	$5	$—
2012	305	300
2013	706	700
2014	481	475
2015	495	350

The Utilities have issued $269 million of tax-exempt debt through the New York State Energy Research and Development Authority (NYSERDA) that currently bear interest at a rate determined weekly and is subject to tender by bondholders for purchase by the Utilities. In 2010, CECONY issued $225 million of tax-exempt debt that is subject to mandatory tender in 2012.

The carrying amounts and fair values of long-term debt are:

	December 31,
	2010 (in millions)		2009 (in millions)
Long-Term Debt (including current portion)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Con Edison	$10,676	$11,795	$10,585	$11,009
CECONY	$9,743	$10,680	$9,663	$10,052

Fair values of long-term debt have been estimated primarily using available market information.

At December 31, 2010 and 2009, long-term debt of Con Edison included $32 million and $34 million, respectively, of Transition Bonds issued in 2004 by O&R’s New Jersey utility subsidiary through a special purpose entity.

Significant Debt Covenants

The significant debt covenants under the financing arrangements for the notes of Con Edison and the debentures of CECONY are obligations to pay principal and interest when due, covenants not to consolidate with or merge into any other corporation unless certain conditions are met and, for Con Edison’s notes, covenants that Con Edison shall continue its utility business in New York City and shall not permit Con Edison’s ratio of consolidated debt to consolidated capital to exceed 0.675 to 1. Con Edison’s notes are also subject to cross default provisions with respect to other indebtedness of Con Edison or its material subsidiaries having a then outstanding principal balance in excess of $100 million. CECONY’s debentures have no cross default provisions. The tax-exempt financing arrangements of the Utilities are subject to covenants for the CECONY debentures discussed above and the covenants discussed below. The Companies believe that they were in compliance with their significant debt covenants at December 31, 2010.

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

Note D – Short-Term Borrowing

In June 2006, Con Edison and the Utilities entered into an Amended and Restated Credit Agreement (Credit Agreement) under which banks are committed to provide loans and letters of credit, on a revolving credit basis. In June 2007, the Credit Agreement, which was to expire in June 2011, was extended for an additional year. Under the Credit Agreement, there is a maximum of $2.25 billion ($2.2 billion in the additional year) of credit available, with the full amount available to CECONY and $1 billion available to Con Edison. The Credit Agreement supports the Companies’ commercial paper programs. The Companies have not borrowed under the Credit Agreement. At December 31, 2010 and 2009, Con Edison and CECONY had no commercial paper outstanding.

The banks’ commitments under the Credit Agreement are subject to certain conditions, including that there be no event of default. The commitments are not subject to maintenance of credit rating levels or the absence of a material adverse change. Upon a change of control of, or upon an event of default by one of the Companies, the banks may terminate their commitments with respect to that company and declare any amounts owed by that company under the Credit Agreement immediately due and payable. Events of default include the exceeding at any time of a ratio of consolidated debt to consolidated total capital of 0.65 to 1 (at December 31, 2010, this ratio was 0.49 to 1 for both Con Edison and CECONY); having liens on its assets in an aggregate amount exceeding 5 percent of its consolidated total capital, subject to certain exceptions; and the failure by the company, following any applicable notice period, to meet certain other customary covenants. The fees charged for the revolving credit facilities and any loans made or letters of credit issued under the Credit Agreement reflect the Companies’ respective credit ratings. At December 31, 2010 and 2009, $197 million (including $145 million for CECONY) and $193 million (including $135 million for CECONY) of letters of credit were outstanding under the Credit Agreement, respectively.

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

Net Periodic Benefit Cost

The components of the Companies’ net periodic benefit costs for 2010, 2009 and 2008 were as follows:

	Con Edison			CECONY
(Millions of Dollars)	2010	2009	2008	2010	2009	2008
Service cost – including administrative expenses	$168	$159	$139	$157	$149	$129
Interest cost on projected benefit obligation	556	525	515	521	492	482
Expected return on plan assets	(704)	(691)	(691)	(670)	(659)	(660)
Amortization of net actuarial loss	425	299	192	401	271	170
Amortization of prior service costs	8	8	8	6	7	7
NET PERIODIC BENEFIT COST	$453	$300	$163	$415	$260	$128
Amortization of regulatory asset*	2	3	4	2	3	4
TOTAL PERIODIC BENEFIT COST	$455	$303	$167	$417	$263	$132
Cost capitalized	(157)	(109)	(59)	(146)	(98)	(50)
Cost deferred	(115)	(38)	(40)	(113)	(32)	(40)
Cost charged (credited) to operating expenses	$183	$156	$68	$158	$133	$42

*	Relates to increases in CECONY’s pension obligations of $33 million from a 1993 special retirement program and $45 million from a 1999 special retirement program.

Funded Status

The funded status at December 31, 2010, 2009 and 2008 was as follows:

	Con Edison			CECONY
(Millions of Dollars)	2010	2009	2008	2010	2009	2008
CHANGE IN PROJECTED BENEFIT OBLIGATION
Projected benefit obligation at beginning of year	$9,408	$9,383	$8,696	$8,803	$8,793	$8,137
Service cost – excluding administrative expenses	160	158	137	149	147	128
Interest cost on projected benefit obligation	556	525	515	521	492	482
Plan amendments	6	5	—	—	—	—
Net actuarial (gain)/loss	636	(215)	468	607	(216)	449
Benefits paid	(459)	(448)	(433)	(427)	(413)	(403)
PROJECTED BENEFIT OBLIGATION AT END OF YEAR	$10,307	$9,408	$9,383	$9,653	$8,803	$8,793
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year	$6,877	$5,836	$8,400	$6,544	$5,562	$8,025
Actual return on plan assets	888	1,220	(2,263)	846	1,166	(2,158)
Employer contributions	443	291	154	404	249	119
Benefits paid	(459)	(448)	(433)	(427)	(413)	(403)
Administrative expenses	(28)	(22)	(22)	(27)	(20)	(21)
FAIR VALUE OF PLAN ASSETS AT END OF YEAR	$7,721	$6,877	$5,836	$7,340	$6,544	$5,562
FUNDED STATUS	$(2,586)	$(2,531)	$(3,547)	$(2,313)	$(2,259)	$(3,231)
Unrecognized net loss	3,915	3,868	4,890	3,716	3,666	4,641
Unrecognized prior service costs	38	40	44	22	28	35
Accumulated benefit obligation	9,319	8,598	8,559	8,694	8,015	7,993

The increase in the pension plan’s projected benefit obligation was a primary driver in the increased pension liability at Con Edison and CECONY of $55 million and $54 million, respectively, compared with December 31, 2009. For Con Edison, this increase in pension liability resulted in an increase to regulatory assets of $49 million for unrecognized net losses and unrecognized prior service costs associated with the Utilities consistent with the accounting rules for regulated operations and a credit to OCI of $3 million (net of taxes) for the unrecognized net losses and unrecognized prior service costs associated with the competitive energy businesses and O&R’s New Jersey and Pennsylvania utility subsidiaries.

For CECONY, the increase in pension liability resulted in an increase to regulatory assets of $43 million for unrecognized net losses and unrecognized prior service costs associated with the Utilities consistent with the accounting rules for regulated operations and a debit to OCI of $1 million for unrecognized net losses and unrecognized prior service costs associated with the competitive energy businesses.

A portion of the estimated net loss and prior service cost for the pension plan, equal to $536 million and $8 million, respectively, will be amortized from accumulated OCI and the regulatory asset into net periodic benefit cost over the next year for Con Edison. Included in these amounts are $508 million and $6 million, respectively, for CECONY.

At December 31, 2010 and 2009, Con Edison’s investments include $119 million and $85 million, respectively, held in external trust accounts for benefit payments pursuant to the supplemental retirement plans. Included in these amounts for CECONY were $109 million and $75 million, respectively. See Note P. The accumulated benefit obligations for the supplemental retirement plans for Con Edison and CECONY were $192 million and $158 million as of December 31, 2010 and $175 million and $142 million as of December 31, 2009, respectively.

Assumptions

The actuarial assumptions were as follows:

	2010	2009	2008
Weighted-average assumptions used to determine benefit obligations at December 31:
Discount rate	5.60%	6.05%	5.75%
Rate of compensation increase
– CECONY	4.35%	4.00%	4.00%
– O&R	4.25%	4.00%	4.00%
Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31:
Discount rate	6.05%	5.75%	6.00%
Expected return on plan assets	8.50%	8.50%	8.50%
Rate of compensation increase
– CECONY	4.00%	4.00%	4.00%
– O&R	4.00%	4.00%	4.00%

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

Expected Benefit Payments

Based on current assumptions, the Companies expect to make the following benefit payments over the next ten years:

(Millions of Dollars)	2011	2012	2013	2014	2015	2016-2020
Con Edison	$501	$528	$554	$580	$605	$3,376
CECONY	467	492	516	541	563	3,150

Expected Contributions

Based on estimates as of December 31, 2010, the Companies do not expect to be required under funding regulations and laws to make any contributions to the pension plan during 2011. The Companies’ policy is to fund their accounting cost to the extent tax deductible, therefore, Con Edison expects to make discretionary contributions of $543 million including $502 million for CECONY, to the pension plan during 2011.

Plan Assets

The asset allocations for the pension plan at the end of 2010, 2009 and 2008, and the target allocation for 2011 are as follows:

	Target Allocation Range	Plan Assets at December 31
Asset Category	2011	2010	2009	2008
Equity Securities	57% - 73%	67%	67%	59%
Debt Securities	21% - 33%	28%	28%	33%
Real Estate	5% - 11%	5%	5%	8%
Total	100%	100%	100%	100%

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

The strategic asset allocation is intended to meet the objectives of the pension plan by diversifying its funds across asset classes, investment styles and fund managers. An asset/liability study typically is conducted every few years to determine whether the current strategic asset allocation continues to represent the appropriate balance of expected risk and reward for the plan to meet expected liabilities. Each study considers the investment risk of the asset allocation and determines the optimal asset allocation for the plan. The target asset allocation for 2010 reflects the results of such a study conducted in 2007.

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

Assets measured at fair value on a recurring basis are summarized below under a three-level hierarchy established by the accounting rules which define the levels within the hierarchy as follows:

•	Level 1 – Consists of fair value measurements whose value is based on quoted prices in active markets for identical assets or liabilities.

•	Level 2 – Consists of fair value measurements whose value is based on significant other observable inputs.

•	Level 3 – Consists of fair value measurements whose value is based on significant unobservable inputs.

The fair values of the pension plan assets at December 31, 2010 by asset category are as follows:

(Millions of Dollars)	Level 1	Level 2	Level 3	Total
U.S. Equity(a)	$3,935	$—	$—	$3,935
International Equity(b)	1,249	234	—	1,483
U.S. Government Issues(c)	—	1,300	—	1,300
Corporate Bonds(d)	—	571	129	700
Structured Assets(e)	—	—	87	87
Other Fixed Income(f)	—	31	66	97
Real Estate(g)	—	—	398	398
Cash and Cash Equivalents(h)	3	232	—	235
Total investments	$5,187	$2,368	$680	$8,235
Funds for retiree health benefits(i)	(226)	(103)	(30)	(359)
Investments (excluding funds for retiree health benefits)	$4,961	$2,265	$650	$7,876
Pending activities(j)				(155)
Total fair value of plan net assets				$7,721

(a)	U.S. Equity includes both actively- and passively-managed assets with investments in domestic equity index funds, actively-managed small-capitalization equities, rights and warrants.
(b)	International Equity includes international equity index funds, actively-managed international equities, rights and warrants.
(c)	U.S. Government Issues include agency and treasury securities.
(d)	Corporate Bonds held in institutional mutual funds which are measured at Net Asset Value (NAV) are classified as Level 3.
(e)	Structured Assets are measured using broker quotes and investment manager proprietary models and include commercial-mortgage-backed securities, collateralized mortgage obligations and asset-backed securities.

(f)	Other Fixed Income includes emerging market debt valued using broker quotes, municipal bonds, sovereign debt, regional governments and government agencies.
(g)	Real Estate investments include real estate funds based on appraised values that are broadly diversified by geography and property type.
(h)	Cash and Cash Equivalents include short term investments, money markets and foreign currency.
(i)	The Companies set aside funds for retiree health benefits through a separate account within the pension trust, as permitted under Section 401(h) of the Internal Revenue Code of 1986, as amended. In accordance with the Code, the plan’s investments in the 401(h) account may not be used for, or diverted to, any purpose other than providing health benefits for retirees. The net assets held in the 401(h) account are calculated based on a pro-rata percentage allocation of the net assets in the pension plan. The related obligations for health benefits are not included in the pension plan’s obligations and are included in the Companies’ other postretirement benefit obligation. See Note F.
(j)	Pending activities include security purchases and sales that have not settled, interest and dividends that have not been received and reflects adjustments for available estimates at year end.

The table below provides a reconciliation of the beginning and ending net balances for assets at December 31, 2010 classified as Level 3 in the fair value hierarchy.

(Millions of Dollars)	Beginning Balance as of January 1, 2010	Assets Still Held at Reporting Date – Unrealized Gains (Losses)	Assets Sold During the Period – Realized Gains	Purchases Sales and Settlements	Ending Balance as of December 31, 2010
U.S. Equity	$—	—	—	—	$—
International Equity	1	1	(1)	(1)	—
Corporate Bonds	143	(3)	9	(20)	129
Structured Assets	91	15	(6)	(13)	87
Other Fixed Income	46	—	2	18	66
Swaps	(3)	2	(1)	2	—
Real Estate	344	47	—	7	398
Total investments	$622	62	3	(7)	$680
Funds for retiree health benefits	(28)	(3)	(2)	3	(30)
Investments (excluding funds for retiree health benefits)	$594	$59	$1	$(4)	$650

The fair values of the pension plan assets at December 31, 2009 by asset category are as follows:

(Millions of Dollars)	Level 1	Level 2	Level 3	Total
U.S. Equity(a)	$3,470	$—	$—	$3,470
International Equity(b)	1,140	196	1	1,337
U.S. Government Issues(c)	—	1,255	—	1,255
Corporate Bonds(d)	—	435	143	578
Structured Assets(e)	—	—	91	91
Other Fixed Income(f)	—	10	46	56
Swaps(g)	—	—	(3)	(3)
Real Estate(h)	—	—	344	344
Cash and Cash Equivalents(i)	197	141	—	338
Total investments	$4,807	$2,037	$622	$7,466
Funds for retiree health benefits(j)	(215)	(91)	(28)	(334)
Investments (excluding funds for retiree health benefits)	$4,592	$1,946	$594	$7,132
Pending activities(k)				(255)
Total fair value of plan net assets				$6,877

(a)	U.S. Equity includes both actively- and passively-managed assets with investments in domestic equity index funds, actively-managed small-capitalization equities, rights and warrants.
(b)	International Equity includes international equity index funds, actively-managed international equities, rights and warrants.
(c)	U.S. Government Issues include agency and treasury securities.
(d)	Corporate Bonds held in institutional mutual funds which are measured at Net Asset Value (NAV) are classified as Level 3.
(e)	Structured Assets are measured using broker quotes and investment manager proprietary models and include commercial-mortgage-backed securities, collateralized mortgage obligations and asset-backed securities.
(f)	Other Fixed Income includes emerging market debt valued using broker quotes, municipal bonds, sovereign debt, regional governments and government agencies.
(g)	Swaps include total return swaps, interest rate swaps, credit default swaps and swap collateral. Level 3 Swaps are valued using proprietary investment manager models.
(h)	Real Estate investments include real estate funds based on appraised values that are broadly diversified by geography and property type.
(i)	Cash and Cash Equivalents include short term investments, money markets and foreign currency.
(j)	The Companies set aside funds for retiree health benefits through a separate account within the pension trust, as permitted under Section 401(h) of the Internal Revenue Code of 1986, as amended. In accordance with the Code, the plan’s investments in the 401(h) account may not be used for, or diverted to, any purpose other than providing health benefits for retirees and their beneficiaries. The net assets held in the 401(h) account are calculated based on a pro-rata percentage allocation of the net assets in the pension plan. The related obligations for health benefits are not included in the pension plan’s obligations and are included in the other postretirement benefit obligation. See Note F.
(k)	Pending activities include security purchases and sales that have not settled and interest and dividends that have not been received.

The table below provides a reconciliation of the beginning and ending net balances for assets at December 31, 2009 classified as Level 3 in the fair value hierarchy.

(Millions of Dollars)	Beginning Balance as of January 1, 2009	Assets Still Held at Reporting Date – Unrealized Gains (Losses)	Assets Sold During the Period – Realized Gains	Purchases Sales and Settlements	Ending Balance as of December 31, 2009
U.S. Equity	$1	$2	$(2)	$(1)	$—
International Equity	—	—	—	1	1
Corporate Bonds	172	35	(7)	(57)	143
Structured Assets	194	93	(70)	(126)	91
Other Fixed Income	52	2	1	(9)	46
Swaps	(32)	13	(51)	67	(3)
Options	5	(4)	4	(5)	—
Real Estate	515	(177)	—	6	344
Total investments	$907	$(36)	$(125)	$(124)	$622
Funds for retiree health benefits	(41)	2	6	5	(28)
Investments (excluding funds for retiree health benefits)	$866	$(34)	$(119)	$(119)	$594

The Companies also offer a defined contribution savings plan that covers substantially all employees and made contributions to the plan as follows:

	For the Years Ended December 31
(Millions of Dollars)	2010	2009	2008
Con Edison	$19	$19	$21
CECONY	17	17	19

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

Net Periodic Benefit Cost

The components of the Companies’ net periodic postretirement benefit costs for 2010, 2009 and 2008 were as follows:

	Con Edison			CECONY
(Millions of Dollars)	2010	2009	2008	2010	2009	2008
Service cost	$24	$22	$20	$19	$18	$16
Interest cost on accumulated other postretirement benefit obligation	91	95	95	80	84	84
Expected return on plan assets	(86)	(86)	(86)	(78)	(78)	(79)
Amortization of net actuarial loss	92	74	68	85	65	59
Amortization of prior service cost	(12)	(12)	(12)	(14)	(14)	(14)
Amortization of transition obligation	3	3	3	3	3	4
NET PERIODIC POSTRETIREMENT BENEFIT COST	$112	$96	$88	$95	$78	$70
Cost capitalized	(39)	(35)	(32)	(33)	(29)	(27)
Cost charged/(deferred)	4	3	(11)	1	1	(9)
Cost charged to operating expenses	$77	$64	$45	$63	$50	$34

Funded Status

The funded status of the programs at December 31, 2010, 2009 and 2008 were as follows:

	Con Edison			CECONY
(Millions of Dollars)	2010	2009	2008	2010	2009	2008
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year	$1,697	$1,702	$1,630	$1,495	$1,495	$1,433
Service cost	24	22	20	19	18	16
Interest cost on accumulated postretirement benefit obligation	91	95	95	80	84	84
Net actuarial loss/(gain)	(68)	(14)	46	(77)	(3)	44
Benefits paid and administrative expenses	(138)	(141)	(121)	(126)	(130)	(111)
Participant contributions	29	26	25	28	25	24
Medicare prescription benefit	7	7	7	7	6	5
BENEFIT OBLIGATION AT END OF YEAR	$1,642	$1,697	$1,702	$1,426	$1,495	$1,495
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year	$866	$737	$988	$777	$668	$907
Actual return on plan assets	89	153	(233)	78	137	(215)
Employer contributions	96	86	77	85	73	63
Participant contributions	29	26	25	28	25	24
Benefits paid	(138)	(136)	(120)	(129)	(126)	(111)
FAIR VALUE OF PLAN ASSETS AT END OF YEAR	$942	$866	$737	$839	$777	$668
FUNDED STATUS	$(700)	$(831)	$(965)	$(587)	$(718)	$(827)
Unrecognized net loss	483	646	799	440	601	728
Unrecognized prior service costs	(10)	(23)	(35)	(26)	(40)	(54)
Unrecognized net transition liability at January 1, 1993	7	11	15	7	11	15

The increase in the value of other postretirement benefit plan assets was a primary driver in the decreased liability for other postretirement benefits at Con Edison and CECONY of $131 million compared with December 31, 2009. For Con Edison, this decrease in liability resulted in a decrease to regulatory assets of $151 million for unrecognized net losses and unrecognized prior service costs associated with the Utilities consistent with the accounting rules for regulated operations and a credit to OCI of $1 million (net of taxes) for the unrecognized net losses and unrecognized prior service costs associated with the competitive energy businesses and O&R’s New Jersey and Pennsylvania utility subsidiaries.

For CECONY, the increase in the value of other postretirement benefit plan assets resulted in a decrease to regulatory assets of $150 million for unrecognized net losses and unrecognized prior service costs associated with the company consistent with the accounting rules for regulated operations and a debit to OCI of $1 million (net of taxes) for unrecognized net losses and unrecognized prior service costs associated with the competitive energy businesses.

A portion of the estimated net loss, prior service costs and transition obligation for the other postretirement benefits, equal to $92 million, $(10) million and $4 million, respectively, will be amortized from accumulated OCI and the regulatory asset into net periodic benefit cost over the next year for Con Edison. Included in these amounts are $83 million, $(11) million and $3 million, respectively, for CECONY.

Assumptions

The actuarial assumptions were as follows:

	2010	2009	2008
Weighted-average assumptions used to determine benefit obligations at December 31:
Discount Rate	5.40%	5.95%	5.75%
Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31:
Discount Rate	5.95%	5.75%	6.00%
Expected Return on Plan Assets
Tax-Exempt	8.50%	8.50%	8.50%
Taxable
CECONY	7.50%	7.50%	7.50%
O&R	8.00%	8.00%	8.00%

Refer to Note E for descriptions of the basis for determining the expected return on assets, investment policies and strategies, and the assumed discount rate.

The health care cost trend rate used to determine net periodic benefit cost for the year ended December 31, 2010 was 6.5 percent, which is assumed to decrease gradually to 4.5 percent by 2014 and remain at that level thereafter. The health care cost trend rate used to determine benefit obligations as of December 31, 2010 was 6.0 percent, which is assumed to decrease gradually to 4.5 percent by 2014 and remain at that level thereafter.

A one-percentage point change in the assumed health care cost trend rate would have the following effects at December 31, 2011:

	Con Edison		CECONY
	1-Percentage-Point
(Millions of Dollars)	Increase	Decrease	Increase	Decrease
Effect on accumulated other postretirement benefit obligation	$27	$(11)	$3	$9
Effect on service cost and interest cost components for 2010	2	(1)	—	1

Expected Benefit Payments

Based on current assumptions, the Companies expect to make the following benefit payments over the next ten years:

(Millions of Dollars)	2011	2012	2013	2014	2015	2016-2020
GROSS BENEFIT PAYMENTS
Con Edison	$123	$126	$128	$130	$131	$658
CECONY	111	113	115	117	117	578
MEDICARE PRESCRIPTION BENEFIT RECEIPTS
Con Edison	$11	$12	$13	$14	$15	$88
CECONY	10	11	12	13	13	79

Expected Contributions

Based on estimates as of December 31, 2010, Con Edison expects to make a contribution of $93 million, including $81 million for CECONY, to the other postretirement benefit plans in 2011.

Plan Assets

The asset allocations for CECONY’s other postretirement benefit plans at the end of 2010, 2009 and 2008, and the target allocation for 2011 are as follows:

	Target Allocation Range		Plan Assets at December 31
Asset Category	2011		2010	2009	2008
Equity Securities	57	% - 73%	67%	66%	56%
Debt Securities	26	% - 44%	33%	34%	44%
Total	100%		100%	100%	100%

Con Edison has established postretirement health and life insurance benefit plan trusts for the investment of assets to be used for the exclusive purpose of providing other postretirement benefits to participants and beneficiaries.

Refer to Note E for a discussion of Con Edison’s investment policy for its benefit plans.

The fair values of the plan assets at December 31, 2010 by asset category (see description of levels in Note E) are as follows:

(Millions of Dollars)	Level 1	Level 2	Level 3	Total
U.S. Equity(a)	$118	$172	$—	$290
International Equity(b)	—	107	—	107
Other Fixed Income(c)	—	—	189	189
Cash and Cash Equivalents(d)	—	11	—	11
Total investments	$118	$290	$189	$597
Funds for retiree health benefits(e)	226	103	30	359
Investments (including funds for retiree health benefits)	$344	$393	$219	$956
Pending activities(f)				(14)
Total fair value of plan net assets				$942

(a)	U.S. Equity includes both actively- and passively-managed assets with investments in domestic equity index funds and commingled funds.
(b)	International Equity includes commingled international equity funds.
(c)	Other Fixed Income includes commingled funds, which are valued at Net Asset Value (NAV).
(d)	Cash and Cash Equivalents include short term investments and money markets.
(e)	The Companies set aside funds for retiree health benefits through a separate account within the pension trust, as permitted under Section 401(h) of the Internal Revenue Code of 1986, as amended. In accordance with the Code, the plan’s investments in the 401(h) account may not be used for, or diverted to, any purpose other than providing health benefits for retirees. The net assets held in the 401(h) account are calculated based on a pro-rata percentage allocation of the net assets in the pension plan. The related obligations for health benefits are not included in the pension plan’s obligations and are included in the Companies’ other postretirement benefit obligation. See Note E.
(f)	Pending activities include security purchases and sales that have not settled, interest and dividends that have not been received, and reflects adjustments for available estimates at year end.

The table below provides a reconciliation of the beginning and ending net balances for assets at December 31, 2010 classified as Level 3 in the fair value hierarchy.

(Millions of Dollars)	Beginning Balance as of January 1, 2010	Assets Still Held at Reporting Date – Unrealized Gains (Losses)	Assets Sold During the Period – Realized Gains	Purchases Sales and Settlements	Ending Balance as of December 31, 2010
Other Fixed Income	$173	$11	$1	$4	$189
Insurance Contracts	8	—	(1)	(7)	—
Total investments	$181	$11	$—	$(3)	$189
Funds for retiree health benefits	28	3	2	(3)	30
Investments (including funds for retiree health benefits)	$209	$14	$2	$(6)	$219

The fair values of the plan assets at December 31, 2009 by asset category are as follows:

(Millions of Dollars)	Level 1	Level 2	Level 3	Total
U.S. Equity(a)	$101	$143	$—	$244
International Equity(b)	—	92	—	92
Other Fixed Income(c)	—	—	173	173
Insurance Contracts(d)	—	—	8	8
Cash and Cash Equivalents(e)	—	9	—	9
Total investments	$101	$244	$181	$526
Funds for retiree health benefits(f)	215	91	28	334
Investments (including funds for retiree health benefits)	$316	$335	$209	$860
Pending activities(g)				6
Total fair value of plan net assets				$866

(a)	U.S. Equity includes both actively-and passively-managed assets with investments in domestic equity index funds and commingled funds.
(b)	International Equity includes commingled international equity funds.

(c)	Other Fixed Income includes commingled funds, which are valued at Net Asset Value (NAV).
(d)	Insurance Contracts represent the cash surrender value of life insurance policies. The contracts are measured at NAV, adjusted for fees charged by the insurance company.
(e)	Cash and Cash Equivalents include short term investments and money markets.
(f)	The Companies set aside funds for retiree health benefits through a separate account within the pension trust, as permitted under Section 401(h) of the Internal Revenue Code of 1986, as amended. In accordance with the Code, the plan’s investments in the 401(h) account may not be used for, or diverted to, any purpose other than providing health benefits for retirees and their beneficiaries. The net assets held in the 401(h) account are calculated based on a pro-rata percentage allocation of the net assets in the pension plan. The related obligations for health benefits are not included in the pension plan’s obligations and are included in the other postretirement benefit obligation. See Note E.
(g)	Pending activities include security purchases and sales that have not settled and interest and dividends that have not been received.

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

In March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 became law. In the first half of 2010, the Companies reduced their deferred tax asset to reflect the laws’ repeal, effective 2013, of the deduction for federal income tax purposes of the portion of the cost of an employer’s retiree prescription drug coverage for which the employer received a benefit under the Medicare Prescription Drug Improvement and Modernization Act of 2003. For CECONY, the reductions in its deferred tax asset of $33 million had no effect on net income because a regulatory asset in a like amount on a pre-tax basis was established to reflect future recovery from customers of the increased cost of its retiree prescription drug coverage resulting from the loss of the tax deduction. For O&R’s New York electric and gas services the reductions in their deferred tax assets of $3 million had no effect on net income because a regulatory asset in a like amount on a pre-tax basis was established to reflect future recovery from customers of the increased cost of their retiree prescription drug coverage resulting from the loss of the tax deduction. For RECO and Pike County Light & Power Company, the reduction in their deferred tax assets of $1 million was taken as a charge to net income. The impact on Con Edison’s deferred tax assets for its other businesses was not material to its results of operations.

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

For Superfund Sites where there are other potentially responsible parties and the Utilities are not managing the site investigation and remediation, the accrued liability represents an estimate of the amount the Utilities will need to pay to investigate and, where determinable, discharge their related obligations. For Superfund Sites (including the manufactured gas plant sites) for which one of the Utilities is managing the investigation and remediation, the accrued liability represents an estimate of the company’s share of undiscounted cost to investigate the sites and, for sites that have been investigated in whole or in part, the cost to remediate the sites, if remediation is necessary and if a reasonable estimate of such cost can be made. Remediation costs are estimated in light of the information available, applicable remediation standards, and experience with similar sites.

The accrued liabilities and regulatory assets related to Superfund Sites at December 31, 2010 and 2009 were as follows:

	Con Edison		CECONY
(Millions of Dollars)	2010	2009	2010	2009
Accrued Liabilities:
Manufactured gas plant sites	$446	$164	$327	$112
Other Superfund Sites	66	48	65	47
Total	$512	$212	$392	$159
Regulatory assets	$692	$388	$571	$329

Most of the accrued Superfund Site liability relates to sites that have been investigated, in whole or in part. However, for some of the sites, the extent and associated cost of the required remediation has not yet been determined. As investigations progress and information pertaining to the required remediation becomes available, the Utilities expect that additional liability may be accrued, the amount of which is not presently determinable but may be material. Under their current rate agreements, the Utilities are permitted to recover or defer as regulatory assets (for subsequent recovery through rates) certain site investigation and remediation costs. In February 2011, the NYSPSC initiated a proceeding to examine the existing mechanisms pursuant to which utilities recover such costs and possible alternatives.

Environmental remediation costs incurred and insurance recoveries received related to Superfund Sites at December 31, 2010 and 2009, were as follows:

	Con Edison		CECONY
(Millions of Dollars)	2010	2009	2010	2009
Remediation costs incurred	$39	$77	$36	$75
Insurance recoveries received*	1	4	1	4

*	Reduced amount deferred for recovery from customers

In 2010, CECONY estimated that for its manufactured gas plant sites, its aggregate undiscounted potential liability for the investigation and remediation of coal tar and/or other manufactured gas plant-related environmental contaminants could range up to $1.9 billion. In 2010, O&R estimated that for its manufactured gas plant sites, each of which has been investigated, the aggregate undiscounted potential liability for the remediation of such contaminants could range up to $200 million. These estimates were based on the assumption that there is contamination at all sites, including those that have not yet been fully investigated and additional assumptions about the extent of the contamination and the type and extent of the remediation that may be required. Actual experience may be materially different.

Asbestos Proceedings

Suits have been brought in New York State and federal courts against the Utilities and many other defendants, wherein a large number of plaintiffs sought large amounts of compensatory and punitive damages for deaths and injuries allegedly caused by exposure to asbestos at various premises of the Utilities. The suits that have been resolved, which are many, have been resolved without any payment by the Utilities, or for amounts that were not, in the aggregate, material to them. The amounts specified in all the remaining thousands of suits total billions of dollars; however, the Utilities believe that these amounts are greatly exaggerated, based on the disposition of previous claims. In 2010, CECONY estimated that its aggregate undiscounted potential liability for these suits and additional suits that may be brought over the next 15 years is $10 million. The estimate was based upon a combination of modeling, historical data analysis and risk factor assessment. Actual experience may be materially different. In addition, certain current and former employees have claimed or are claiming workers’ compensation benefits based on alleged disability from exposure to asbestos. Under its current rate agreements, CECONY is permitted to defer as regulatory assets (for subsequent recovery through rates) costs incurred for its asbestos lawsuits and workers’ compensation claims. The accrued liability for asbestos suits and workers’ compensation proceedings (including those related to asbestos exposure) and the amounts deferred as regulatory assets for the Companies at December 31, 2010 and 2009 were as follows:

	Con Edison		CECONY
(Millions of Dollars)	2010	2009	2010	2009
Accrued liability – asbestos suits	$10	$10	$10	$9
Regulatory assets – asbestos suits	$10	$10	$10	$9
Accrued liability – workers’ compensation	$106	$113	$101	$108
Regulatory assets – workers’ compensation	$31	$37	$31	$37

Note H — Other Material Contingencies

Manhattan Steam Main Rupture

In July 2007, a CECONY steam main located in midtown Manhattan ruptured. It has been reported that one person died and others were injured as a result of the incident. Several buildings in the area were damaged. Debris from the incident included dirt and mud containing asbestos. The response to the incident required the closing of several buildings and streets for various periods. Approximately 110 suits are pending against the company seeking generally unspecified compensatory and, in some cases, punitive damages, for personal injury, property damage and business interruption. The company has not accrued a liability for the suits. The company has notified its insurers of the incident and believes that the policies in force at the time of the incident will cover most of the company’s costs, which the company is unable to estimate, but which could be substantial, to satisfy its liability to others in connection with the incident.

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

CECONY is also investigating the September 2010 arrest of a retired employee (for participating in a bribery scheme in which the employee received payments from a bidder that was selected to supply materials to the company) and the January 2011 arrest of an employee (for accepting kickbacks from an engineering firm that performed work for the company). CECONY has provided information to governmental authorities in connection with their ongoing investigations of these matters.

The company, based upon its evaluation of its internal controls for 2010 and previous years, believes that the controls were effective to provide reasonable assurance that its financial statements have been fairly presented, in all material respects, in conformity with generally accepted accounting principles. Because the company’s investigations are ongoing, the company is unable to predict the impact of any of the employees’ unlawful conduct on the company’s internal controls, business, results of operations or financial position.

Other Contingencies

See “Lease In/Lease Out Transactions” in Note J.

Guarantees

Con Edison and its subsidiaries enter into various agreements providing financial or performance assurance primarily to third parties on behalf of their subsidiaries. Maximum amounts guaranteed by Con Edison totaled $859 million and $929 million at December 31, 2010 and 2009, respectively.

A summary, by type and term, of Con Edison’s total guarantees at December 31, 2010 is as follows:

Guarantee Type	0 – 3 years	4 – 10 years	> 10 years	Total
	(Millions of Dollars)
Commodity transactions	$543	$76	$141	$760
Affordable housing program	1	—	—	1
Intra-company guarantees	30	—	1	31
Other guarantees	47	20	—	67
TOTAL	$621	$96	$142	$859

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

Intra-company Guarantees – Con Edison guarantees electricity sales made by Con Edison Energy and Con Edison Solutions to O&R and CECONY.

Other Guarantees – Con Edison, Con Edison Development and its subsidiaries also guarantee the following:

•

$20 million relates to guarantees issued by Con Edison covering RCN Corporation’s lease payment to use CECONY’s conduit system in accordance with a tariff approved by the NYSPSC and rent payment obligations under a lease for an office building. RCN Corporation is obligated to reimburse Con Edison for any payments made under these guarantees. In the case of the guarantee to CECONY, this obligation is partially secured by a letter of credit of $15 million, and, in the case of the other guarantee, this reimbursement is fully secured by a letter of credit;

•	$25 million for guarantees provided by Con Edison for indemnity agreements for surety bonds;

•	$16 million for collateral posted with wholesale counterparties;

•	$6 million for a guarantee provided by Con Edison for Con Edison Development payment of certain solar equipment purchases;

•

In connection with the sale in 2008 by Con Edison Development and its subsidiary of their ownership interests in their electricity generating plants, Con Edison also issued guarantees, which have no specified limitation on the amount guaranteed, covering certain representations and the obligations of Con Edison Development and its subsidiary to pay taxes relating to periods before the sale. See Note U; and

•

Con Edison, on behalf of Con Edison Solutions, as a retail electric provider, issued a guarantee with no specified limitation on the amount guaranteed, covering the payment of all obligations of a retail electric provider required by the Public Utility Commission of Texas. Con Edison’s estimate of the maximum potential obligation is $10 million as of December 31, 2010.

Note I — Electricity Purchase Agreements

CECONY has long-term electricity purchase agreements with non-utility generators and others for generating capacity. The company recovers its purchased power costs in accordance with provisions approved by the NYSPSC. See “Recoverable Energy Costs” in Note A.

At December 31, 2010, the significant terms of the electricity purchase agreements were as follows:

Facility	Equity Owner	Plant Output (MW)	Contracted Output (MW)		Contract Start Date	Contract Term (Years)
Indian Point	Entergy Nuclear Power Marketing, LLC	1,299	850	*	August 2001	11
Independence	Sithe/Independence Power Partners, LP	1,254	690		November 1994	20
Linden Cogeneration	Cogen Technologies Linden Venture, LP	1,035	632		May 1992	25
Astoria Energy	Astoria Energy, LLC	640	500		May 2006	10
Selkirk	Selkirk Cogen Partners, LP	383	265		September 1994	20
Brooklyn Navy Yard	Brooklyn Navy Yard Cogeneration Partners, LP	322	268		November 1996	40
Indeck Corinth	Indeck Energy Services of Corinth, Inc.	147	115		July 1995	20

*	Contracted output will decrease to 350 MW in 2011 and in 2012.

Assuming performance by the parties to the electricity purchase agreements, CECONY is obligated over the terms of the agreements to make capacity and other fixed payments.

For the years 2011 through 2015, the capacity and other fixed payments under the contracts are estimated to be as follows:

(Millions of Dollars)	2011	2012	2013	2014	2015
CECONY	$480	$481	$479	$420	$216

For energy delivered under most of the electricity purchase agreements, CECONY is obligated to pay variable prices. The company’s payments under the agreements for capacity, energy and other fixed payments in 2010, 2009 and 2008 were as follows:

	For the Years Ended December 31,
(Millions of Dollars)	2010	2009	2008
Indian Point	$524	$620	$561
Linden Cogeneration	414	395	629
Selkirk	185	175	236
Astoria Energy	223	192	248
Brooklyn Navy Yard	123	124	154
Independence	119	122	101
Indeck Corinth	68	68	120
Wheelabrator	0	10	35
Total	$1,656	$1,706	$2,084

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

Capital leases: For ratemaking purposes capital leases are treated as operating leases; therefore, in accordance with the accounting rules for regulated operations, the amortization of the leased asset is based on the rental payments recovered from customers. The following assets under capital leases are included in the Companies’ consolidated balance sheets at December 31, 2010 and 2009:

	Con Edison		CECONY
(Millions of Dollars)	2010	2009	2010	2009
UTILITY PLANT
Transmission	$2	$3	$2	$3
Common	11	16	11	16
TOTAL	$13	$19	$13	$19

The accumulated amortization of the capital leases for Con Edison and CECONY was $59 million each at December 31, 2010, and $53 million each at December 31, 2009.

The future minimum lease commitments for the above assets are as follows:

(Millions of Dollars)	Con Edison	CECONY
2011	$8	$8
2012	6	6
2013	—	—
2014	—	—
2015	—	—
All years thereafter	2	2
Total	16	16
Less: amount representing interest	3	3
Present value of net minimum lease payment	$13	$13

CECONY subleases one of its capital leases. The minimum rental to be received in the future under the non-cancelable sublease is $7 million.

Operating leases: The future minimum lease commitments under the Companies’ non-cancelable operating lease agreements are as follows:

(Millions of Dollars)	Con Edison	CECONY
2011	$46	$43
2012	47	45
2013	50	47
2014	43	41
2015	12	10
All years thereafter	94	83
Total	$292	$269

Lease In/Lease Out Transactions

In each of 1997 and 1999, Con Edison Development entered into a transaction in which it leased property and then immediately subleased it back to the lessor (termed “Lease In/Lease Out,” or LILO transactions). The transactions respectively involve electric generating and gas distribution facilities in the Netherlands, with a total investment of $259 million. The transactions were financed with $93 million of equity and $166 million of non-recourse, long-term debt secured by the underlying assets. In accordance with the accounting rules for leases, Con Edison is accounting for the two LILO transactions as leveraged leases. Accordingly, the company’s investment in these leases, net of non-recourse debt, is carried as a single amount in Con Edison’s consolidated balance sheet and income is recognized pursuant to a method that incorporates a level rate of return for those years when net investment in the lease is positive, based upon the after-tax cash flows projected at the inception of the leveraged leases. The company’s investment in these leveraged leases was $(41) million at December 31, 2010 and $(24) million at December 31, 2009 and is comprised of a $235 million gross investment less $276 million of deferred tax liabilities at December 31, 2010 and $235 million gross investment less $259 million of deferred tax liabilities at December 31, 2009.

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

In connection with its audit of Con Edison’s federal income tax returns for 1998 through 2007, the IRS disallowed $416 million of net tax deductions taken with respect to both of the LILO transactions for the tax years. Con Edison is pursuing administrative appeals of these audit level disallowances. In connection with its audit of Con Edison’s federal income tax return for 2009 and 2008, the IRS has disallowed $41 million and $42 million, respectively, of net tax deductions taken with respect to both of the LILO transactions. When these audit level disallowances become appealable, Con Edison intends to file an appeal of the disallowances.

Con Edison believes that its LILO transactions have been correctly reported, and has not recorded any reserve with respect to the disallowance of tax losses, or related interest, in connection with its LILO transactions. Con Edison’s estimated tax savings, reflected in its financial statements, from the two LILO transactions through December 31, 2010, in the aggregate, was $222 million. If Con Edison were required to repay all or a portion of these amounts, it would also be required to pay interest of up to $77 million net of tax at December 31, 2010.

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

Note K — Goodwill

In 2010 and 2009, Con Edison completed impairment tests for its goodwill of $406 million related to the O&R merger, and determined that it was not impaired. For the impairment test, $245 million and $161 million of the goodwill were allocated to CECONY and O&R, respectively. In 2010 and 2009, Con Edison completed impairment tests for the goodwill of $14 million and $10 million, respectively, related to two energy services companies acquired by Con Edison Solutions and determined that it was not impaired. Goodwill of $9 million related to an interest in a gas storage company acquired in 2010 by Con Edison Development will be considered in connection with Con Edison’s 2011 goodwill impairment tests.

Note L — Income Tax

The components of income tax are as follows:

	Con Edison			CECONY
(Millions of Dollars)	2010	2009	2008	2010	2009	2008
State
Current	$23	$(12)	$53	$13	$(1)	$7
Deferred – net	106	118	84	100	103	86
Federal
Current	(144)	16	1	(139)	42	(110)
Deferred – net	569	324	392	527	266	420
Amortization of investment tax credits	(6)	(6)	(6)	(6)	(6)	(6)
TOTAL CHARGE TO INCOME TAX EXPENSE	$548	$440	$524	$495	$404	$397

The tax effect of temporary differences, which gave rise to deferred tax assets and liabilities, is as follows:

	Con Edison		CECONY
(Millions of Dollars)	2010	2009	2010	2009
Deferred tax liabilities:
Depreciation	$3,019	$2,569	$2,851	$2,426
Regulatory Asset – future income tax	1,760	1,489	1,666	1,404
Unrecognized pension and other postretirement costs	1,775	1,814	1,686	1,727
State income tax	760	645	668	563
Capitalized overheads	508	477	444	419
Other	744	646	519	434
Total deferred tax liabilities	8,566	7,640	7,834	6,973
Deferred tax assets:
Unrecognized pension and other postretirement costs	1,775	1,814	1,686	1,727
Regulatory liability – future income tax	135	172	119	155
State income tax	20	27	15	14
Other	95	84	1	1
Total deferred tax assets	2,025	2,097	1,821	1,897
NET LIABILITIES	6,541	5,543	6,013	5,076
INVESTMENT TAX CREDITS	61	66	58	63
DEFERRED INCOME TAXES AND INVESTMENT TAX CREDITS – Non current	$6,602	$5,609	$6,071	$5,139
DEFERRED INCOME TAXES – RECOVERABLE ENERGY COSTS – Current	5	12	—	—
TOTAL DEFERRED INCOME TAXES AND INVESTMENT TAX CREDITS	$6,607	$5,621	$6,071	$5,139

Reconciliation of the difference between income tax expense and the amount computed by applying the prevailing statutory income tax rate to income before income taxes is as follows:

	Con Edison			CECONY
(% of Pre-tax income)	2010	2009	2008	2010	2009	2008
STATUTORY TAX RATE
Federal	35%	35%	35%	35%	35%	35%
Changes in computed taxes resulting from:
State income tax	5	5	6	5	6	5
Depreciation related differences	—	1	1	—	1	1
Cost of removal	(4)	(5)	(5)	(4)	(6)	(6)
Other	(1)	(3)	(1)	(1)	(2)	(2)
Effective Tax Rate	35%	33%	36%	35%	34%	33%

For federal income tax purposes in 2010, the Companies are projecting a net operating loss of $105 million, primarily as a result of deductions for accelerated depreciation. The Companies intend to file a request for a refund using this net operating loss to offset prior years’ federal taxable income. At December 31, 2010, the refund receivable of $37 million was classified as an other current asset and the estimated 2010 federal income tax payments of $240 million were classified as a prepayment on the Companies’ consolidated balance sheet.

For New York State income tax purposes in 2010, the Companies have a net operating loss carryforward available from the 2009 tax return filing of $220 million, primarily as a result of repair allowance deductions discussed below. A deferred tax asset has been recognized for this New York State net operating loss that will not expire until year end 2029. A valuation allowance has not been provided against the deferred tax asset, as it is more likely than not that the deferred tax asset will be realized.

Uncertain Tax Positions

Under the accounting rules for income taxes, an enterprise is not allowed to recognize, in its financial statements, the benefit of a tax position unless that position is more likely than not to be sustained upon examination by taxing authorities, including resolution of any related appeals and litigation processes, based solely on the technical merits of the position.

The IRS has essentially completed its field audits of the Companies’ federal income tax returns through 2009. The Companies’ federal income tax returns for 1998 through 2009, which remain open to examination by the IRS, reflect certain tax positions with which the IRS does not or may not agree. Any adjustments to federal income tax returns will result in the Companies’ filing the federal audit changes with New York State to incorporate in the applicable state income tax returns. In addition, the Companies’ New York State tax returns for years beginning with 2006 remain open to examination by New York State.

In September 2010, Con Edison filed the Companies’ federal income tax return for 2009 reflecting, among other things, the deduction of the costs of certain repairs to utility plant as an operating expense (the “repair allowance deductions”). Previously, the Companies capitalized such costs and reported their depreciation in their tax returns. Taking the repair allowance deductions accelerated the timing of the deduction of the cost of the repairs. The Companies had a net operating loss for federal income tax purposes in 2009 reflecting, among other things, the repair allowance deductions and the bonus depreciation provisions of the American Recovery and Reinvestment Act of 2009. In November 2010, Con Edison received a $297 million refund (including $281 million attributable to CECONY) of certain prior years’ federal tax payments based upon the carry-back of the 2009 net operating loss. The Companies also estimate that they had a net operating loss for state income tax purposes for 2009, which is being carried forward and as to which, at December 31, 2010, Con Edison has included a $19 million other current asset in its consolidated balance sheet (including $17 million attributable to CECONY, which is included in accounts receivable from affiliated companies in CECONY’s consolidated balance sheet). At December 31, 2010, with respect to the repair allowance deductions, Con Edison accrued a liability for uncertain tax positions of $51 million (including $49 million attributable to CECONY).

The methods the Companies used to determine which construction-related costs incurred from 2002 through 2008 could be deducted resulted in an uncertain tax position. In July 2008, the IRS entered into a closing agreement with Con Edison covering the extent to which such costs could be deducted in 2002 through 2004. In August 2010, the IRS entered into a closing agreement with Con Edison, covering the extent to which such costs could be deducted in 2005 through 2008. In 2010 the Company instructed the IRS to use the $160 million deposit that it paid to the IRS in June 2007 (of which, $146 million was attributable to CECONY) to pay the taxes due pursuant to the closing agreements. At December 31, 2010, the unrecognized tax benefits included $8 million (including $8 million attributable to CECONY) relating to the deduction of construction-related costs for New York State income tax purposes in 2005 through 2008.

At December 31, 2010, the Companies’ estimated liabilities for uncertain tax positions ($93 million for Con Edison and $79 million for CECONY) were classified as current liabilities on their respective consolidated balance sheets. The Companies reasonably expect to resolve these uncertain tax positions with the IRS in the next 12 months.

The Companies recognize interest accrued related to the liability for uncertain tax positions in interest expense and would recognize penalties, if any, in operating expenses in the Companies’ consolidated income statements. In 2010 and 2009, the Companies recognized an immaterial amount of interest expense for uncertain tax positions.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits for Con Edison and CECONY follows:

	Con Edison			CECONY
(Millions of Dollars)	2010	2009	2008	2010	2009	2008
Balance at the beginning of the year	$86	$118	$155	$92	$108	$142
Additions based on tax positions related to the current year	5	—	—	4	—	—
Additions based on tax positions of prior years	67	3	—	49	1	—
Reductions for tax positions of prior years	(4)	(21)	(14)	(4)	(5)	(13)
Settlements	(61)	(14)	(23)	(62)	(12)	(21)
Balance at the end of the year	$93	$86	$118	$79	$92	$108

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

Shares of Con Edison common stock used to satisfy the Companies’ obligations with respect to stock-based compensation may be new (authorized, but unissued) shares, treasury shares or shares purchased in the open market. The shares used during the periods ended December 31, 2010 and 2009 have been new shares.

Under the accounting rules for stock compensation, the Companies have recognized the cost of stock-based compensation as an expense using a fair value measurement method. The following table summarizes stock-based compensation expense recognized by the Companies in the period ended December 31, 2010, 2009 and 2008:

	Con Edison			CECONY
(Millions of Dollars)	2010	2009	2008	2010	2009	2008
Stock options	$—	$—	$1	$—	$—	$1
Restricted stock units	1	1	1	1	1	1
Performance-based restricted stock	27	20	8	25	19	7
Non-officer director deferred stock compensation	1	1	1	1	1	1
Total	$29	$22	$11	$27	$21	$10

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

The outstanding options are “equity awards” because shares of Con Edison common stock are delivered upon exercise of the options. As equity awards, the fair value of the options is measured at the grant date. There were no options granted in 2010 and 2009.

A summary of changes in the status of stock options awarded as of December 31, 2010 is as follows:

	Con Edison		CECONY
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at 12/31/09	5,313,300	$42.955	4,368,800	$42.988
Exercised	(2,372,550)	$42.175	(1,957,600)	$42.173
Forfeited	(5,500)	$40.544	(4,500)	$42.331
Outstanding at 12/31/10	2,935,250	$43.588	2,406,700	$43.652

The changes in the fair value of all outstanding options from their grant dates to December 31, 2010 and 2009 (aggregate intrinsic value) for Con Edison were $18 million and $13 million, respectively. The changes in the fair value of all outstanding options from their grant dates to December 31, 2010 and 2009 (aggregate intrinsic value) for CECONY was $14 million and $11 million, respectively. The aggregate intrinsic value of options exercised in 2010 and 2009 were $15 million and $1 million, respectively, and the cash received by Con Edison for payment of the exercise price was $100 million and $13 million, respectively. The weighted average remaining contractual life of options outstanding is four years as of December 31, 2010.

The following table summarizes stock options outstanding at December 31, 2010 for each plan year for the Companies:

		Con Edison			CECONY
Plan Year	Remaining Contractual Life	Options Outstanding	Weighted Average Exercise Price	Options Exercisable	Options Outstanding	Weighted Average Exercise Price	Options Exercisable
2006	5	1,167,200	$45.418	1,167,200	1,000,200	$45.463	1,000,200
2005	4	641,000	42.729	641,000	508,750	42.696	508,750
2004	3	621,850	43.810	621,850	484,050	43.806	484,050
2003	2	208,600	39.076	208,600	167,100	39.226	167,100
2002	1	199,300	42.510	199,300	166,800	42.510	166,800
2001	1	97,300	37.750	97,300	79,800	37.750	79,800
Total		2,935,250	$43.588	2,935,250	2,406,700	$43.652	2,406,700

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

In accordance with the accounting rules for stock compensation, for outstanding restricted stock awards other than Performance RSUs or awards under the directors’ deferred compensation plan, the Companies have accrued a liability based on the market value of a common share on the grant date and are recognizing compensation expense over the vesting period. The weighted average vesting period for outstanding awards is three years and is based on the employee’s continuous service to Con Edison. Prior to vesting, the awards are subject to forfeiture in whole or in part under certain circumstances. The awards are “liability awards” because each restricted stock unit represents the right to receive, upon vesting, one share of Con Edison common stock, the cash value of a share or a combination thereof. As such, prior to vesting, changes in the fair value of the units are reflected in net income. At December 31, 2010 and 2009, there were 136,359 and 135,048 units outstanding, respectively, for Con Edison, of which 97,959 and 96,598 units were outstanding, respectively, for CECONY. The weighted average fair value as of the grant date of the outstanding units other than Performance RSUs or awards under the directors’ deferred compensation plan for December 31, 2010 and 2009 was $39.898 and $40.812 per unit, respectively, for Con Edison. The weighted average fair value as of the grant date of the outstanding units for December 31, 2010 and 2009 was $41.674 and $42.895 per unit, respectively, for CECONY. The total expense to be recognized by the Companies in future periods for unvested awards outstanding as of December 31, 2010 for Con Edison and CECONY was $1 million.

The number of units in each annual Performance RSU award is subject to adjustment as follows: (i) 50 percent of the units awarded will be multiplied by a factor that may range from 0 to 150 percent based on Con Edison’s total shareholder return relative to a specified peer group during a specified performance period (the TSR portion); and (ii) 50 percent of the units awarded will be multiplied by a factor that may range from 0 to 200 percent based on determinations made in connection with CECONY’s Executive Incentive Plan, or, for certain officers, the O&R Annual Team Incentive Plan or goals relating to Con Edison’s competitive energy businesses (the EIP portion). Units generally vest when the performance period ends.

For the TSR portion of Performance RSU, the Companies use a Monte Carlo simulation model to estimate the fair value of the awards. The fair value is recomputed each reporting period as of the earlier of the reporting date and the vesting date. For the EIP portion of Performance RSU, the fair value of the awards is determined using the market price as of the earlier of the reporting date or the vesting date multiplied by the average EIP determination over the vesting period. Performance RSU awards are “liability awards” because each Performance RSU represents the right to receive, upon vesting, one share of Con Edison common stock, the cash value of a share or a combination thereof. As such, changes in the fair value of the Performance RSUs are reflected in net income. The following table illustrates the assumptions used to calculate the fair value of the awards:

2010
Risk-free interest rate	0.30% -5.62%
Expected term	3 years
Expected volatility	21.85%

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

A summary of changes in the status of the Performance RSUs TSR portion during the period ended December 31, 2010 is as follows:

	Con Edison		CECONY
	Units	Weighted Average Fair Value*	Units	Weighted Average Fair Value*
Non-vested at 12/31/09	426,686	$54.316	357,063	$54.436
Granted	243,750	41.340	197,074	41.340
Vested	(168,511)	73.035	(139,163)	72.873
Forfeited	(7,737)	—	(7,113)	—
Non-vested at 12/31/10	494,188	$59.096	407,861	$59.306

*	Fair value is determined using the Monte Carlo simulation described above. Weighted average fair value at December 31, 2010 and weighted average fair value of Performance RSUs granted do not reflect any accrual or payment of dividends prior to vesting.

A summary of changes in the status of the Performance RSUs’ EIP portion during the period ended December 31, 2010 is as follows:

	Con Edison		CECONY
	Units	Weighted Average Fair Value	Units	Weighted Average Fair Value
Non-vested at 12/31/09	426,686	$45.430	357,063	$45.430
Granted	243,750	44.540	197,074	44.540
Vested	(168,511)	55.359	(139,163)	55.104
Forfeited	(7,737)	—	(7,113)	—
Non-vested at 12/31/10	494,188	$55.226	407,861	$55.127

*	Fair value is determined using the market price of one share of Con Edison common stock on the respective dates indicated or the grant or vesting date multiplied by the average Executive Incentive Plan determination over the vesting period. The market price has not been discounted to reflect that dividends do not accrue and are not payable on Performance RSUs until vesting.

The total expense to be recognized by Con Edison in future periods for unvested Performance RSUs outstanding as of December 31, 2010 is $29 million, including $24 million for CECONY.

Con Edison has a deferred stock compensation plan for non-officer directors. Awards under the deferred compensation stock plan are covered by the LTIP. Each director received 1,500 stock units in 2010 for service as a director. These stock units are deferred until the director’s termination of service. Directors may elect to receive dividend equivalents earned on stock units in cash payments. Restricted stock units issued under the directors’ deferred compensation plan are considered “equity awards,” because they may only be settled in shares. Directors immediately vest in units issued to them. The fair value of the units is determined using the closing price of Con Edison’s common stock on the business day immediately preceding the date of issue. In the period ended December 31, 2010, approximately 24,982 units were issued.

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

Participants in the plan immediately vest in shares purchased by them under the plan. The fair value of the shares of Con Edison common stock purchased under the plan was calculated using the average of the high and low composite sale prices at which shares were traded at the New York Stock Exchange on the trading day immediately preceding such purchase dates. During 2010, 2009 and 2008, 738,951, 868,622 and 745,869 shares were purchased under the Stock Purchase Plan at a weighted average price of $45.52, $38.15 and $42.47 per share, respectively.

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

All revenues of these business segments, excluding revenues earned by Con Edison Development on certain energy infrastructure projects, which are deemed to be immaterial, are from customers located in the United States of America. Also, all assets of the business segments, excluding certain investments in energy infrastructure projects by Con Edison Development ($235 million at December 31, 2010), are located in the United States of America. The accounting policies of the segments are the same as those described in Note A.

Common services shared by the business segments are assigned directly or allocated based on various cost factors, depending on the nature of the service provided.

The financial data for the business segments are as follows:

As of and for the Year Ended December 31, 2010 (Millions of Dollars)	Operating revenues	Inter-segment revenues	Depreciation and amortization	Operating income	Interest charges	Income tax expense	Total assets*	Construction expenditures
CECONY
Electric	$8,376	$12	$623	$1,549	$424	$371	$24,942	$1,421
Gas	1,541	5	102	310	82	91	5,038	334
Steam	656	74	62	63	43	29	2,455	111
Consolidation adjustments	—	(91)	—	—	—	—	—	—
Total CECONY	$10,573	$—	$787	$1,922	$549	$491	$32,435	$1,866
O&R
Electric	$692	$—	$32	$74	$22	$18	$1,621	$99
Gas	218	—	12	34	12	8	684	36
Other*	—	—	—	—	1	—	32	—
Total O&R	$910	$—	$44	$108	$35	$26	$2,337	$135
Competitive energy businesses	$1,883	$9	$9	$97	$(3)	$37	$807	$28
Other**	(41)	(9)	—	(7)	28	—	567	—
Total Con Edison	$13,325	$—	$840	$2,120	$609	$554	$36,146	$2,029

As of and for the Year Ended December 31, 2009 (Millions of Dollars)	Operating revenues	Inter-segment revenues	Depreciation and amortization	Operating income	Interest charges	Income tax expense	Total assets*	Construction expenditures
CECONY
Electric	$7,674	$12	$587	$1,368	$425	$300	$23,309	$1,596
Gas	1,701	5	98	309	82	90	4,796	339
Steam	661	73	59	39	46	12	2,356	122
Consolidation adjustments	—	(90)	—	—	—	—	—	—
Total CECONY	$10,036	$—	$744	$1,716	$553	$402	$30,461	$2,057
O&R
Electric	$648	$—	$30	$64	$18	$15	$1,525	$85
Gas	242	—	12	28	9	7	627	42
Other*	—	—	—	—	2	—	35	—
Total O&R	$890	$—	$42	$92	$29	$22	$2,187	$127
Competitive energy businesses	$2,147	$—	$5	$93	$—	$31	$751	$10
Other**	(41)	—	—	(3)	29	—	445	—
Total Con Edison	$13,032	$—	$791	$1,899	$611	$455	$33,844	$2,194

As of and for the Year Ended December 31, 2008 (Millions of Dollars)	Operating revenues	Inter-segment revenues	Depreciation and amortization	Operating income	Interest charges	Income tax expense	Total assets*	Construction expenditures
CECONY
Electric	$7,878	$12	$521	$1,333	$375	$295	$23,181	$1,743
Gas	1,839	5	90	303	75	91	4,882	338
Steam	707	74	61	31	42	10	2,352	121
Consolidation adjustments	—	(91)	—	—	—	—	—	—
Total CECONY	$10,424	$—	$672	$1,667	$492	$396	$30,415	$2,202
O&R
Electric	$733	$—	$29	$68	$18	$18	$1,514	$88
Gas	258	—	11	25	9	6	590	32
Other*	—	—	—	—	1	—	58	—
Total O&R	$991	$—	$40	$93	$28	$24	$2,162	$120
Competitive energy businesses	$2,195	$(11)	$5	$162	$(2)	$92	$668	$4
Other**	(27)	11	—	(2)	26	—	253	—
Total Con Edison	$13,583	$—	$717	$1,920	$544	$512	$33,498	$2,326

*	Includes amounts related to the RECO securitization.
**	Parent company expenses, primarily interest, and consolidation adjustments. Other does not represent a business segment.

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

Energy Price Hedging

Con Edison’s subsidiaries hedge market price fluctuations associated with physical purchases and sales of electricity, natural gas, and steam by using derivative instruments including futures, forwards, basis swaps, options, transmission congestion contracts and financial transmission rights contracts. The fair values of these hedges at December 31, 2010 and 2009 were as follows:

	Con Edison		CECONY
(Millions of Dollars)	2010	2009	2010	2009
Fair value of net derivative assets/(liabilities) – gross	$(261)	$(266)	$(156)	$(137)
Impact of netting of cash collateral	176	162	104	87
Fair value of net derivative assets/(liabilities) – net	$(85)	$(104)	$(52)	$(50)

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

At December 31, 2010, Con Edison and CECONY had $157 million and $36 million of credit exposure in connection with energy supply and hedging activities, net of collateral, respectively. Con Edison’s net credit exposure consisted of $76 million with investment-grade counterparties, $55 million with commodity exchange brokers and $26 million with independent system operators. CECONY’s net credit exposure was primarily with commodity exchange brokers.

Economic Hedges

The Companies enter into certain derivative instruments that do not qualify or are not designated as hedges under the accounting rules for derivatives and hedging. However, management believes these instruments represent economic hedges that mitigate exposure to fluctuations in commodity prices.

The fair values of the Companies’ commodity derivatives at December 31, 2010 were:

Fair Value of Commodity Derivatives(a)
(Millions of Dollars)	Balance Sheet Location	Con Edison	CECONY
Derivatives Asset
Current	Other current assets	$184	$29
Long term	Other deferred charges and non-current assets	51	19
Total derivatives asset		$235	$48
Impact of netting		(129)	—
Net derivatives asset		$106	$48
Derivatives Liability
Current	Fair value of derivative liabilities	$385	$—
Current	Other current liabilities	—	148
Long term	Fair value of derivative liabilities	111	56
Total derivatives liability		$496	$204
Impact of netting		(305)	(104)
Net derivatives liability		$191	$100

(a)	Qualifying derivative contracts, which have been designated as normal purchases or normal sales contracts, are not reported at fair value under the accounting rules for derivatives and hedging and, therefore, are excluded from the table.

The fair value of the Companies’ commodity derivatives at December 31, 2009 were:

Fair Value of Commodity Derivatives(a)
(Millions of Dollars)	Balance Sheet Location	Con Edison	CECONY
Derivatives Asset
Current	Other current assets	$213	$40
Long term	Other deferred charges and non-current assets	148	19
Total derivatives asset		$361	$59
Impact of netting		(231)	(20)
Net derivatives asset		$130	$39
Derivatives Liability
Current	Fair value of derivative liabilities	$401	$—
Current	Other current liabilities	—	110
Long term	Fair value of derivative liabilities	226	86
Total derivatives liability		$627	$196
Impact of netting		(393)	(107)
Net derivatives liability		$234	$89

(a)	Qualifying derivative contracts, which have been designated as normal purchases or normal sales contracts, are not reported at fair value under the accounting rules for derivatives and hedging and, therefore, are excluded from the table.

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

The following table presents the changes in the fair values of commodity derivatives that have been deferred or recognized in earnings for the year ended December 31, 2010:

Realized and Unrealized Gains/(Losses) on Commodity Derivatives(a) Deferred or Recognized in Income for the Year Ended December 31, 2010
(Millions of Dollars)	Balance Sheet Location	Con Edison		CECONY
Pre-tax gains/(losses) deferred in accordance with accounting rules for regulated operations:
Current	Deferred derivative gains	$(5)		$(5)
Long-term	Regulatory liabilities	1		1
Total deferred gains		$(4)		$(4)
Current	Deferred derivative losses	$(49)		$(47)
Current	Recoverable energy costs	(285)		(240)
Long term	Regulatory assets	32		27
Total deferred losses		$(302)		$(260)
Net deferred losses		$(306)		$(264)
	Income Statement Location
Pre-tax gain/(loss) recognized in income
	Purchased power expense	$(173	)(b)	$—
	Gas purchased for resale	(9)		—
	Non-utility revenue	26	(b)	—
Total pre-tax gain/(loss) recognized in income		$(156)		$—

(a)	Qualifying derivative contracts, which have been designated as normal purchases or normal sales contracts, are not reported at fair value under the accounting rules for derivatives and hedging and, therefore, are excluded from the table.
(b)	For the year ended December 31, 2010, Con Edison recorded in non-utility operating revenues and purchased power expense an unrealized pre-tax gain/(loss) of $(36) million and $56 million, respectively.

The following table presents the changes in the fair values of commodity derivatives that have been deferred or recognized in earnings for the year ended December 31, 2009:

Realized and Unrealized Gains/(Losses) on Commodity Derivatives(a) Deferred or Recognized in Income for the Year Ended December 31, 2009
(Millions of Dollars)	Balance Sheet Location	Con Edison		CECONY
Pre-tax gains/(losses) deferred in accordance with accounting rules for regulated operations:
Current	Deferred derivative gains	$(15)		$(15)
Total deferred gains		$(15)		$(15)
Current	Deferred derivative losses	$147		$143
Current	Recoverable energy costs	(558)		(471)
Long term	Regulatory assets	(15)		(21)
Total deferred losses		$(426)		$(349)
Net deferred losses		$(441)		$(364)
	Income Statement Location
Pre-tax gain/(loss) recognized in income
	Purchased power expense	$(562	)(b)	$—
	Gas purchased for resale	9		—
	Non-utility revenue	30	(b)	—
Total pre-tax gain/(loss) recognized in income		$(523)		$—

(a)	Qualifying derivative contracts, which have been designated as normal purchases or normal sales contracts, are not reported at fair value under the accounting rules for derivatives and hedging and, therefore, are excluded from the table.
(b)	For the year ended December 31, 2009, Con Edison recorded in non-utility operating revenues and purchased power expense an unrealized pre-tax gain/(loss) of $196 million and $(165) million, respectively.

As of December 31, 2010, Con Edison had 1,559 contracts, including 697 CECONY contracts, which were considered to be derivatives under the accounting rules for derivatives and hedging (excluding qualifying derivative contracts, which have been designated as normal purchases or normal sales contracts). The following table presents the number of contracts by commodity type:

	Electric Derivatives			Gas Derivatives
	Number of Energy Contracts(a)	MWhs(b)	Number of Capacity Contracts(a)	MWs(b)	Number of Contracts(a)	Dths(b)	Total Number Of Contracts(a)
Con Edison	799	20,569,025	48	10,524	712	136,269,210	1,559
CECONY	161	4,556,675	—	—	536	126,050,000	697

(a)	Qualifying derivative contracts, which have been designated as normal purchases or normal sales contracts, are not reported at fair value under the accounting rules for derivatives and hedging and, therefore, are excluded from the table.
(b)	Volumes are reported net of long and short positions.

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

The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position and collateral posted at December 31, 2010, and the additional collateral that would have been required to be posted had the lowest applicable credit rating been reduced one level and to below investment grade were:

(Millions of Dollars)	Con Edison(a)		CECONY(a)
Aggregate fair value – net liabilities	$249		$124
Collateral posted	$105		$78	(b)
Additional collateral(c) (downgrade one level from current ratings(d))	$58		$9
Additional collateral(c) (downgrade to below investment grade from current ratings(d))	$180	(e)	$55	(e)

(a)	Non-derivative transactions for the purchase and sale of electricity and gas and qualifying derivative instruments, which have been designated as normal purchases or normal sales, are excluded from the table. These transactions primarily include purchases of electricity from independent system operators. In the event the Utilities and Con Edison’s competitive energy businesses were no longer extended unsecured credit for such purchases, the Companies would be required to post collateral, which at December 31, 2010, would have amounted to an estimated $101 million for Con Edison, including $0 million for CECONY. For certain other such non-derivative transactions, the Companies could be required to post collateral under certain circumstances, including in the event counterparties had reasonable grounds for insecurity.
(b)	Across the Utilities’ energy derivative positions, credit limits for the same counterparties are generally integrated. At December 31, 2010, the Utilities posted combined collateral of $102 million, including an estimated $24 million attributable to O&R.
(c)	The Companies measure the collateral requirements by taking into consideration the fair value amounts of derivative instruments that contain credit-risk-related contingent features that are in a net liabilities position plus amounts owed to counterparties for settled transactions and amounts required by counterparties for minimum financial security. The fair value amounts represent unrealized losses, net of any unrealized gains where the Companies have a legally enforceable right of setoff.
(d)	The current ratings are Moody’s, S&P and Fitch long-term credit rating of, as applicable, Con Edison (Baa1/BBB+/BBB+), CECONY (A3/A-/A-) or O&R (Baa1/A-/A-). Credit ratings assigned by rating agencies are expressions of opinions that are subject to revision or withdrawal at any time by the assigning rating agency.
(e)	Derivative instruments that are net assets have been excluded from the table. At December 31, 2010, if Con Edison had been downgraded to below investment grade, it would have been required to post additional collateral for such derivative instruments of not more than $24 million.

Interest Rate Swaps

O&R has an interest rate swap pursuant to which it pays a fixed-rate of 6.09 percent and receives a LIBOR-based variable rate. The fair value of this interest rate swap at December 31, 2010 was an unrealized loss of $10 million, which has been included in Con Edison’s consolidated balance sheet as a noncurrent liability/fair value of derivative liabilities and a regulatory asset. The increase in the fair value of the swap for the year ended December 31, 2010 was $1 million. In the event O&R’s credit rating was downgraded to BBB- or lower by S&P or Baa3 or lower by Moody’s, the swap counterparty could elect to terminate the agreement and, if it did so, the parties would then be required to settle the transaction.

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

The accounting rules for fair value measurements and disclosures require consideration of the impact of nonperformance risk (including credit risk) from a market participant perspective in the measurement of the fair value of assets and liabilities. At December 31, 2010, the Companies determined that nonperformance risk would have no material impact on their financial position or results of operations. To assess nonperformance risk, the Companies considered information such as collateral requirements, master netting arrangements, letters of credit and parent company guarantees, and applied a market-based method by using the counterparty (for an asset) or the Companies’ (for a liability) credit default swaps rates.

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

Effective January 1, 2010, the Companies adopted Accounting Standards Update (ASU) No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements,” This update requires the Companies to disclose significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. The guidance also clarifies level of disaggregation and disclosure requirements about inputs and valuation techniques used to measure fair value for both recurring and nonrecurring fair value measurements and the meaning of a class of assets and liabilities. In addition, the update requires the Companies to present information about purchases, sales, issuances, and settlements on a gross basis in the reconciliation for fair value measurements using significant unobservable inputs (Level 3).

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

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2010 are summarized below.

	Level 1		Level 2		Level 3		Netting Adjustments (4)		Total
(Millions of Dollars)	Con Edison	CECONY	Con Edison	CECONY	Con Edison	CECONY	Con Edison	CECONY	Con Edison	CECONY
Derivative assets:
Commodity(1)	$2	$1	$72	$21	$144	$13	$(112)	$13	$106	$48
Other assets(3)	65	64	—	—	101	92	—	—	166	156
Total	$67	$65	$72	$21	$245	$105	$(112)	$13	$272	$204
Derivative liabilities:
Commodity	$4	$2	$270	$177	$205	$12	$(288)	$(91)	$191	$100
Transfer in(5)(6)(7)	—	—	(36)	(36)	(9)	(9)	—	—	(45)	(45)
Transfer out(5)(6)(7)	—	—	9	9	36	36	—	—	45	45
Commodity(1)	$4	$2	$243	$150	232	39	$(288)	$(91)	$191	$100
Interest rate contract(2)	—	—	—	—	10	—	—	—	10	—
Total	$4	$2	$243	$150	$242	$39	$(288)	$(91)	$201	$100

(1)	A significant portion of the commodity derivative contracts categorized in Level 3 is valued using either an industry acceptable model or an internally developed model with observable inputs. The models also include some less readily observable inputs resulting in the classification of the entire contract as Level 3. See Note O.
(2)	See Note O.
(3)	Other assets are comprised of assets such as life insurance contracts within the Deferred Income Plan and Supplemental Retirement Income Plans, held in rabbi trusts.
(4)	Amounts represent the impact of legally-enforceable master netting agreements that allow the Companies to net gain and loss positions and cash collateral held or placed with the same counterparties.
(5)	The Companies’ policy is to recognize transfers into and transfers out of the levels at the end of the reporting period.
(6)	Transferred from Level 2 to Level 3 because of reassessment of the levels in the fair value hierarchy within which certain inputs fall.
(7)	Transferred from Level 3 to Level 2 because of availability of observable market data due to decrease in the terms of certain contracts from beyond one year as of December 31, 2009 to less than one year as of December 31, 2010.

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2009 are summarized below.

	Level 1		Level 2		Level 3		Netting Adjustments(4)		Total
(Millions of Dollars)	Con Edison	CECONY	Con Edison	CECONY	Con Edison	CECONY	Con Edison	CECONY	Con Edison	CECONY
Derivative assets:
Commodity (1)	$3	$3	$92	$21	$201	$17	$(166)	$(2)	$130	$39
Other assets (3)	36	36	—	—	92	83	—	—	128	119
Total	$39	$39	$92	$21	$293	$100	$(166)	$(2)	$258	$158
Derivative liabilities:
Commodity (1)	$6	$1	$296	$155	$260	$22	$(328)	$(89)	$234	$89
Interest rate contract (2)	—	—	—	—	11	—	—	—	11	—
Total	$6	$1	$296	$155	$271	$22	$(328)	$(89)	$245	$89

(1)	A significant portion of the commodity derivative contracts categorized in Level 3 is valued using either an industry acceptable model or an internally developed model with observable inputs. The models also include some less readily observable inputs resulting in the classification of the entire contract as Level 3. See Note O.
(2)	See Note O.
(3)	Other assets are comprised of assets such as life insurance contracts within the Deferred Income Plan and Supplemental Retirement Income Plans, held in rabbi trusts.
(4)	Amounts represent the impact of legally-enforceable master netting agreements that allow the Companies to net gain and loss positions and cash collateral held or placed with the same counterparties.

The table listed below provides a reconciliation of the beginning and ending net balances for assets and liabilities measured at fair value for the years ended December 31, 2010 and 2009 and classified as Level 3 in the fair value hierarchy:

	For the Year Ended December 31, 2010
(Millions of Dollars)	Beginning Balance as of January 1, 2010	Total Gains/(Losses) – Realized and Unrealized		Purchases, Issuances, Sales and Settlements	Transfer In/Out of Level 3	Ending Balance as of December 31, 2010
		Included in Earnings	Included in Regulatory Assets and Liabilities
Con Edison
Derivatives:
Commodity	$(59)	$(73)	$(37)	$54	$27	$(88)
Interest rate contract	(11)	(3)	1	3	—	(10)
Other assets(1)	92	3	6	—	—	101
Total	$22	$(73)	$(30)	$57	$27	$3
CECONY
Derivatives:
Commodity	$(5)	$(14)	$(44)	$10	$27	$(26)
Other assets(1)	83	3	6	—	—	92
Total	$78	$(11)	$(38)	$10	$27	$66

(1)	Amounts included in earnings are reported in investment and other income on the consolidated income statement.

	For the Year Ended December 31, 2009
(Millions of Dollars)		Total Gains/(Losses) – Realized and Unrealized			Transfer In/Out of Level 3	Ending Balance as of December 31, 2009
	Beginning Balance as of January 1, 2009	Included in Earnings	Included in Regulatory Assets and Liabilities	Purchases, Issuances, Sales and Settlements
Con Edison
Derivatives:
Commodity	$(50)	$(249)	$(23)	$263	$—	$(59)
Interest rate contract	(15)	(3)	4	3	—	(11)
Other assets(1)	73	7	12	—	—	92
Total	$8	$(245)	$(7)	$266	$—	$22
CECONY
Derivatives:
Commodity	$1	$(23)	$(20)	$37	$—	$(5)
Other assets(1)	65	7	11	—	—	83
Total	$66	$(16)	$(9)	$37	$—	$78

(1)	Amounts included in earnings are reported in investment and other income on the consolidated income statement.

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

For the competitive energy businesses, realized and unrealized gains and losses on Level 3 commodity derivative assets and liabilities are reported in non-utility revenues ($22 million gain and $17 million gain) and purchased power costs ($44 million loss and $184 million loss) on the consolidated income statement for the years ended December 31, 2010 and 2009, respectively. The change in fair value relating to Level 3 commodity derivative assets held at December 31, 2010 and 2009 is included in non-utility revenues ($37 million loss and $27 million loss), and purchased power costs ($24 million gain and $28 million gain) on the consolidated income statement for the years ended December 31, 2010 and 2009, respectively.

Note Q – Variable Interest Entities

Effective January 1, 2010, the Companies adopted ASU No. 2009-17, “Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.” The Companies have not identified any interests they have in any variable interest entity (VIE) that would require the Companies to include the financial position and results of operations of the VIE in the Companies’ consolidated financial statements.

The accounting rules for consolidation address the consolidation of a VIE by a business enterprise that is the primary beneficiary. A VIE is an entity that does not have a sufficient equity investment at risk to permit it to finance its activities without additional subordinated financial support, or whose equity investors lack the characteristics of a controlling financial interest. The primary beneficiary is the business enterprise that has the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and either absorbs a significant amount of the VIE’s losses or has the right to receive benefits that could be significant to the VIE.

Con Edison enters into arrangements including leases, partnerships and electricity purchase agreements, with various entities. As a result of these arrangements, Con Edison retains or may retain a variable interest in these entities.

Con Edison has a variable interest in a non-consolidated VIE related to Con Edison Development’s sole limited interest in an affordable housing partnership that began in 2000. Con Edison is not the primary beneficiary of this VIE since Con Edison Development is a limited partner in the arrangement and does not hold any rights to manage or control the business of the partnership. Con Edison Development’s maximum exposure to loss as a result of its involvement with the VIE is $0.3 million at December 31, 2010 and $4 million at December 31, 2009. The maximum exposure to loss is the carrying value of the investment less amortization. In addition, Con Edison has guaranteed the debt undertaken by the partnership. See Note H.

CECONY has a variable interest in a non-consolidated VIE, Astoria Energy, LLC (Astoria Energy), with which CECONY has entered into a long-term electricity purchase agreement. CECONY is not the primary beneficiary of this VIE since CECONY does not have the power to direct the activities that CECONY believes most significantly impact the economic performance of Astoria Energy. In particular, CECONY has not invested in, or guaranteed the indebtedness of, Astoria Energy and CECONY does not operate or maintain Astoria Energy’s generating facilities. CECONY also has long-term electricity purchase agreements with the following five potential VIEs: Sithe/Independence Power Partners, LP, Cogen Technologies Linden Venture, LP, Selkirk Cogen Partners, LP, Brooklyn Navy Yard Cogeneration Partners, LP, and Indeck Energy Services of Corinth, Inc. In each quarter of 2010, requests were made of these five counterparties for information necessary to determine whether the entity was a VIE and whether CECONY is the primary beneficiary; however, the information was not made available. See Note I for information on these electricity purchase agreements, the payments pursuant to which constitute CECONY’s maximum exposure to loss with respect to Astoria Energy and the five potential VIEs.

Con Edison has a variable interest in a non-consolidated VIE, Pilesgrove Solar, LLC (Pilesgrove), in which Con Edison Development, starting in 2010, is participating with a third party to develop, construct, and operate a photovoltaic solar energy generation project. Con Edison is not the primary beneficiary of this VIE since the power to direct the activities that most significantly impact the economics of Pilesgrove is shared equally between Con Edison Development and the third party. Included in the Companies’ consolidated balance sheet at December 31, 2010 is $32 million in assets related to Pilesgrove which primarily represents the amount of a construction loan provided by Con Edison Development plus accrued interest. The maximum exposure to loss is the carrying value of the loan provided to date plus up to $52 million of additional financing which Con Edison Development is obligated to provide.

Note R – Asset Retirement Obligations

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

The Utilities include in depreciation the estimated removal costs, less salvage, for utility plant assets. In accordance with the accounting rules for asset retirement obligations, future removal costs that do not represent legal asset retirement obligations are recorded as regulatory liabilities pursuant to the accounting rules for regulated operations. The related regulatory liabilities recorded for Con Edison and CECONY were $421 million and $349 million at December 31, 2010 and $371 million and $303 million at December 31, 2009, respectively.

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

At December 31, 2010, the liabilities of Con Edison and CECONY for the fair value of their legal asset retirement obligations were $109 million, as compared with $122 million at December 31, 2009. In addition, Con Edison and CECONY increased utility plant, net of accumulated depreciation, for asset retirement costs at December 31, 2010 by $18 million, as compared with $28 million at December 31, 2009. Pursuant to the accounting rules for regulated operations, CECONY also recorded a reduction of $91 million and $94 million at December 31, 2010 and 2009, respectively, to the regulatory liability associated with cost of removal to reflect accumulated depreciation and interest accretion costs.

Note S – Related Party Transactions

The Utilities and Con Edison’s competitive businesses provide administrative and other services to each other pursuant to cost allocation procedures approved by the NYSPSC. The costs of administrative and other services provided by CECONY to, and received by it from, Con Edison and its other subsidiaries for the years ended December 31, 2010, 2009 and 2008 were as follows:

	CECONY
(Millions of Dollars)	2010	2009	2008
Cost of services provided	$74	$75	$65
Cost of services received	$45	$45	$50

In addition, CECONY and O&R have joint gas supply arrangements, in connection with which CECONY sold to O&R $99 million, $124 million and $183 million of natural gas for the years ended December 31, 2010, 2009 and 2008, respectively. These amounts are net of the effect of related hedging transactions.

CECONY entered into financial contracts on behalf of O&R with various brokers and counterparties to hedge purchases of electricity. For the year ended December 31, 2008, the realized gains recorded as part of purchase power expense is $0.2 million. There were no electric hedging transactions executed by CECONY on behalf of O&R for the years ended December 31, 2010 and 2009.

FERC has authorized CECONY through 2011 to lend funds to O&R from time to time, for periods of not more than 12 months, in amounts not to exceed $250 million outstanding at any time, at prevailing market rates. There were no outstanding loans to O&R at December 31, 2010 and 2009.

Note T – New Financial Accounting Standards

In February 2010, the Financial Accounting Standards Board (FASB) issued new guidance for subsequent events through Accounting Standards Update (ASU) No. 2010-09, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements.” The amendments in this update eliminates requirements for SEC filers to disclose the date through which subsequent events have been evaluated. The application of this guidance did not have a material impact on the Companies’ financial position, results of operations or liquidity.

In December 2010, the FASB issued amendments to the guidance for intangibles through ASU No. 2010-28, “Intangibles – Goodwill and Other (Topic 360): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.” The amendments in this update to the ASC modifies Step 1 of the goodwill impairment test to require those reporting units with zero or negative carrying value to be evaluated under Step 2 of the impairment test if circumstances or events indicate that it is more likely than not that a goodwill impairment exists. For public entities, this update is effective for the fiscal year and interim periods within those years, beginning after December 15, 2010. The application of this guidance is not expected to have a material impact on the Companies’ financial position, results of operations or liquidity.

Note U – Con Edison Development

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

In May 2008, Con Edison Energy entered into agreements to provide energy management services, such as plant scheduling and fuel procurement, for the Rock Springs, Ocean Peaking Power and CEEMI projects for one to two years. Such services were expected to give rise to a significant level of continuing direct cash flows between Con Edison Energy and the disposed projects, and to provide Con Edison Energy with significant continuing involvement with the operations of the disposed projects. As a result, under the guidance of the accounting rules for presentation of financial statements – discontinued operations, Con Edison concluded that the Rock Springs, Ocean Peaking Power and CEEMI projects did not qualify for discontinued operations. Accordingly, the results of operations of these projects prior to the completion of the sale in 2008, along with the after-tax gain, net of transaction expenses, of $136 million associated with the sale of these projects, have been reported within continuing operations in the accompanying Con Edison consolidated income statement.

Con Edison’s competitive energy businesses engaged in certain services for the Newington and Lakewood projects on a short-term basis after the sale. However, such services were much more limited than those provided to the Rock Springs, Ocean Peaking Power and CEEMI projects, and did not give rise to a significant level of continuing direct cash flows between Con Edison and the disposed projects, or provide Con Edison with significant continuing involvement in the operating or financial policies of the disposed projects. As a result, Con Edison believes that the criteria within the accounting rules for presentation of financial statements – discontinued operations have been met for the Newington and Lakewood projects. Accordingly, the results of operations of these projects prior to the completion of the sale in 2008 have been reflected in income from discontinued operations (net of income taxes) in the accompanying Con Edison consolidated income statement. The Newington and Lakewood projects had revenues of $143 million and pre-tax profit of $7 million for the year ended December 31, 2008. Income from discontinued operations also includes the after-tax gain, net of transaction expenses, of $270 million associated with the sale of these projects.

Schedule I

Condensed Financial Information of Consolidated Edison, Inc.*

Condensed Income Statement

(Parent Company Only)

	2010	2009	2008
	(Millions of Dollars, except per share amounts)
Equity in earnings of subsidiaries	$1,008	$883	$900
Other income (deductions), net of taxes	12	14	48
Interest expense	(28)	(29)	(26)
Income From Continuing Operations	992	868	922
Income from Discontinued Operations (Net of Tax Expense of $177 in 2008)	—	—	274
Net Income for Common Stock	$992	$868	$1,196
Earnings Per Common Share – Basic
Continuing operations	$3.49	$3.16	$3.37
Discontinued operations	—	—	1.01
Net Income Per Common Share – Basic	$3.49	$3.16	$4.38
Earnings Per Common Share – Diluted
Continuing operations	$3.47	$3.14	$3.36
Discontinued operations	—	—	1.01
Net Income Per Common Share – Diluted	$3.47	$3.14	$4.37
Dividends Declared Per Share Of Common Stock	$2.38	$2.36	$2.34
Average Number Of Shares Outstanding – Basic (In Millions)	284.3	275.2	272.9
Average Number Of Shares Outstanding – Diluted (In Millions)	285.9	276.3	273.6

*	These financial statements, in which Con Edison’s subsidiaries have been included using the equity method, should be read together with its consolidated financial statements and the notes thereto appearing above.

Condensed Financial Information of Consolidated Edison, Inc.*

Condensed Statement of Cash Flows

(Parent Company Only)

	2010	2009	2008
	(Millions of Dollars)
Net Income	$992	$868	$1,196
Equity in earnings of subsidiaries	(1,008)	(883)	(1,174)
Dividends received from:
CECONY	670	652	618
O&R	32	32	31
Competitive energy businesses	8	8	12
Other – net	(4)	85	(462)
Net Cash Flows From Operating Activities	690	762	221
INVESTING ACTIVITIES
Contributions to subsidiaries	(355)	(241)	(791)
Proceeds from sale of subsidiaries	—	—	1,461
Net Cash Flows (Used In)/From Investing Activities	(355)	(241)	670
FINANCING ACTIVITIES
Net payments of short-term debt	—	(110)	(130)
Retirement of long-term debt	(3)	(4)	(200)
Common shares issued	439	257	42
Common stock dividends	(629)	(601)	(618)
Net Cash Flows Used In Financing Activities	(192)	(458)	(906)
Net Change For The Period	142	63	(15)
Balance At Beginning Of Period	80	17	32
Balance At End Of Period	$222	$80	$17

*	These financial statements, in which Con Edison’s subsidiaries have been included using the equity method, should be read together with its consolidated financial statements and the notes thereto appearing above.

Condensed Financial Information of Consolidated Edison, Inc.*

Condensed Balance Sheet

(Parent Company Only)

	At December 31,
	2010	2009
	(Millions of Dollars)
ASSETS
CURRENT ASSETS
Cash and temporary cash investments	$222	$80
Accounts receivable – other	123	79
Accounts receivable from affiliated companies	—	1
Prepayments	240	32
Other current assets	50	158
Total Current Assets	635	350
Investments in subsidiaries and others	11,807	11,152
Goodwill	406	406
Federal income tax due from taxing authority	1	1
Deferred income tax	38	22
Other assets	4	10
Total Assets	$12,891	$11,941
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Long-term debt due within one year	$1	$3
Accounts payable	7	8
Accounts payable from affiliated companies	176	—
Other current liabilities	312	309
Total Current Liabilities	496	320
Noncurrent Liabilities	—	36
Total Liabilities	503	356
LONG-TERM DEBT	314	316
SHAREHOLDERS’ EQUITY
Common stock	4,900	4,404
Retained earnings	7,181	6,865
Total Shareholders’ Equity	12,081	11,269
Total Liabilities And Shareholders’ Equity	$12,891	$11,941

*	These financial statements, in which Con Edison’s subsidiaries have been included using the equity method, should be read together with its consolidated financial statements and the notes thereto appearing above.

Schedule II

Valuation and Qualifying Accounts

For the Years Ended December 31, 2010, 2009 and 2008

			COLUMN C Additions
Company	COLUMN A Description	COLUMN B Balance at Beginning of Period	(1) Charged To Costs And Expenses	(2) Charged To Other Accounts	COLUMN D Deductions(b)	COLUMN E Balance At End of Period
	(Millions of Dollars)
Con Edison	Allowance for uncollectible accounts(a):
	2010	$75	$91	—	$82	$84
	2009	$64	$98	—	$87	$75
	2008	$52	$85	—	$73	$64
CECONY	Allowance for uncollectible accounts(a):
	2010	$67	$82	—	$74	$75
	2009	$56	$93	—	$82	$67
	2008	$46	$79	—	$69	$56

(a)	This is a valuation account deducted in the balance sheet from the assets (Accounts receivable-customers) to which they apply.
(b)	Accounts written off less cash collections, miscellaneous adjustments and amounts reinstated as receivables previously written off.

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

The Utilities are undertaking a project with the objective of improving business processes and information systems. The Utilities expect the project to reduce costs, improve support of operating activities, reduce financial reporting risks, and simplify compliance activities. The focus of the project is the implementation, starting in 2011, of new financial and supply-chain enterprise resource planning information systems. The Utilities expect the project to enhance the processes used by employees to record financial transactions and analyze data; purchase materials and services and manage inventory; develop business plans and budgets and report financial and purchasing data.

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

Item 11: Executive Compensation

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13: Certain Relationships and Related Transactions, and Director Independence

Item 14: Principal Accounting Fees and Services

Con Edison

Information required by Part III as to Con Edison, other than the information required in Item 12 of this report by Item 201 (d) of Regulation S-K, is incorporated by reference from Con Edison’s definitive proxy statement for its Annual Meeting of Stockholders to be held on May 16, 2011. The proxy statement is to be filed pursuant to Regulation 14A not later than 120 days after December 31, 2010, the close of the fiscal year covered by this report.

The information required pursuant to Item 201 (d) of Regulation S-K as at December 31, 2010 is as follows:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders
Stock options	2,935,250	$43.588	3,512,601
Restricted stock	136,359	—	3,381,291
Total equity compensation plans approved by security holders	3,071,609	—	6,893,892
Total equity compensation plans not approved by security holders	40,000		—
Total	3,111,609	—	6,893,892

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

CECONY

Information required by Part III as to CECONY is incorporated by reference from CECONY’s definitive information statement for its Annual Meeting of Stockholders to be held on May 16, 2011. The information statement is to be filed pursuant to Regulation 14C not later than 120 days after December 31, 2010, the close of the fiscal year covered by this report.

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

Con Edison

3.1.1	Restated Certificate of Incorporation of Consolidated Edison, Inc. (Con Edison) (Designated in the Registration Statement on Form S-4 of Con Edison (No. 333-39165) as Exhibit 3.1.)

3.1.2	By-laws of Con Edison, effective as of February 19, 2009. (Designated in Con Edison's Current Report on Form 8-K, dated February 19, 2009 (File No. 1-14514) as Exhibit 3.1.)

4.1.1	Indenture, dated as of April 1, 2002, between Con Edison and JP Morgan Chase Bank (formerly known as The Chase Manhattan Bank), as Trustee. (Designated in the Registration Statement on Form S-3 of Con Edison (No. 333-102005) as Exhibit 4.1.)

4.1.2	Note Assumption and Exchange Agreement, dated as of June 20, 2008, between Con Edison and the institutional investors listed in Schedule I thereto. (Designated in Con Edison’s Current Report on Form 8-K, dated June 20, 2008 (File No. 1-14514) as Exhibit 4.)

4.1.3.1	Amended and Restated Credit Agreement, dated as of June 22, 2006 among CECONY, Con Edison, O&R, the banks party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent. (Designated in Con Edison’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010 (File No. 1-14514) as Exhibit 4.1.)

10.1.1	Con Edison 1996 Stock Option Plan, as amended and restated effective February 24, 1998. (Designated in Con Edison’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-14514) as Exhibit 10.20.)

10.1.2	Employment agreement, dated December 15, 2008, between Con Edison and Kevin Burke. (Designated in Con Edison’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-14514) as Exhibit 10.1.2)

10.1.3	Severance Program for Officers of Consolidated Edison, Inc. and its Subsidiaries, as amended, effective as of January 1, 2008. (Designated in Con Edison’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-14514) as Exhibit 10.1.3)

10.1.4.1	The Consolidated Edison, Inc. Stock Purchase Plan, as amended and restated as of May 19, 2008. (Designated in Con Edison’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-14514) as Exhibit 10.1.4)

10.1.4.2	Amendment, dated October 21, 2009, to The Consolidated Edison Stock Purchase Plan. (Designated in Con Edison’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 (File No. 1-14514) as Exhibit 10.1.1)

10.1.4.3	Amendment Number 2, dated December 17, 2010, to the Consolidated Edison Stock Purchase Plan.

10.1.5.1	The Consolidated Edison Retirement Plan, as amended December 18, 2008. (Designated in Con Edison’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-14514) as Exhibit 10.1.5)

10.1.5.2	Amendment, dated September 29, 2009, to The Consolidated Edison Retirement Plan. (Designated in Con Edison’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 (File No. 1-14514) as Exhibit 10.1.2)

10.1.5.3	Amendment, executed December 31, 2009, to The Consolidated Edison Retirement Plan. (Designated in Con Edison’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 1-14514 as Exhibit 10.1.5.3)

10.1.5.4	Amendment, effective January 1, 2010, to the Consolidated Edison Retirement Plan.

10.1.6.1	The Consolidated Edison Thrift Plan, as amended December 23, 2008. (Designated in Con Edison’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-14514) as Exhibit 10.1.6)

10.1.6.2	Amendment, dated September 29, 2009, to The Consolidated Edison Thrift Plan. (Designated in Con Edison’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 (File No. 1-14514) as Exhibit 10.1.3)

10.1.7.1	Consolidated Edison, Inc. Long-Term Incentive Plan, as amended and restated effective as of January 1, 2008. (Designated in Con Edison’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-14514) as Exhibit 10.1.7.1)

10.1.7.2	Form of Restricted Stock Unit Award under the Con Edison Long Term Incentive Plan. (Designated in Con Edison’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-14514) as Exhibit 10.1.7.2)

10.1.7.3	Form of Stock Option Agreement under the Con Edison Long Term Incentive Plan. (Designated in Con Edison’s Current Report on Form 8-K, dated January 24, 2005, (File No. 1-14514) as Exhibit 10.3.)

10.1.7.4	Amendment Number 1, effective July 1, 2010, to the Consolidated Edison, Inc. Long-Term Incentive Plan, as amended and restated effective as of January 1, 2008 (Designated in Con Edison’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010 as Exhibit 10.1)

10.1.7.5	Amendment Number 2, effective January 1, 2011, to the Consolidated Edison, Inc. Long-Term Incentive Plan, as amended and restated effective as of January 1, 2008.

10.1.8	Description of Directors’ Compensation. (Designated in Con Edison's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010 (File No. 1-14514) as Exhibit 10.2.)

10.1.9	Letter, dated February 23, 2004, to Robert Hoglund. (Designated in Con Edison’s Current Report on Form 8-K, dated July 21, 2005, (File No. 1-14514) as Exhibit 10.5.)

10.1.10	Purchase and Sale Agreement, dated as of December 10, 2007, by and between Consolidated Edison Development, Inc. and North American Energy Alliance, LLC. (Designated in Con Edison’s Current Report on Form 8-K, dated December 14, 2007, (File No. 1-14514) as Exhibit 10.1.)

10.1.11	Purchase and Sale Agreement, dated as of December 10, 2007, by and between CED/SCS Newington, LLC and North American Energy Alliance, LLC. (Designated in Con Edison’s Current Report on Form 8-K, dated December 14, 2007 (File No. 1-14514) as Exhibit 10.2.)

12.1	Statement of computation of Con Edison’s ratio of earnings to fixed charges for the years 2006-2010.

21.1	Subsidiaries of Con Edison. (Designated in Con Edison’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-14514) as Exhibit 21.1.)

23.1	Consent of PricewaterhouseCoopers LLP.

31.1.1	Rule 13a-14(a)/15d-14(a) Certifications – Chief Executive Officer.

31.1.2	Rule 13a-14(a)/15d-14(a) Certifications – Chief Financial Officer.

32.1.1	Section 1350 Certifications – Chief Executive Officer.

32.1.2	Section 1350 Certifications – Chief Financial Officer.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

CECONY

3.2.1.1	Restated Certificate of Incorporation of CECONY filed with the Department of State of the State of New York on December 31, 1984. (Designated in the Annual Report on Form 10-K of CECONY for the year ended December 31, 1989 (File No. 1-1217) as Exhibit 3(a).)

3.2.1.2	The following certificates of amendment of Restated Certificate of Incorporation of CECONY filed with the Department of State of the State of New York, which are designated as follows:

	Securities Exchange Act File No. 1-1217
Date Filed With Department of State	Form	Date	Exhibit
5/16/88	10-K	12/31/89	3	(b)
6/2/89	10-K	12/31/89	3	(c)
4/28/92	8-K	4/24/92	4	(d)
8/21/92	8-K	8/20/92	4	(e)
2/18/98	10-K	12/31/97	3.1.2.3

3.2.2	By-laws of CECONY, effective May 18, 2009. (Designated in CECONY’s Current Report on Form 8-K, dated April 16, 2009 (File No. 1-1217) as Exhibit 3.2)

4.2.1	Participation Agreement, dated as of July 1, 1999, between New York State Energy Research and Development Authority (NYSERDA) and CECONY. (Designated in CECONY's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999 (File No. 1-1217) as Exhibit 4.1.)

4.2.2	Participation Agreement, dated as of November 1, 2010, between NYSERDA and CECONY.

4.2.3	Participation Agreement, dated as of November 1, 2001, between NYSERDA and CECONY. (Designated in CECONY’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 (File No. 1-1217) as Exhibit 10.2.1.)

4.2.4	Participation Agreement, dated as of January 1, 2004, between NYSERDA and CECONY. (Designated in CECONY’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-1217) as Exhibit 4.2.6.)

4.2.5	Participation Agreement, dated as of January 1, 2004, between NYSERDA and CECONY. (Designated in CECONY’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-1217) as Exhibit 4.2.7.)

4.2.6	Participation Agreement, dated as of November 1, 2004, between NYSERDA and CECONY. (Designated in CECONY’s Current Report on Form 8-K, dated November 9, 2004 (File No. 1-1217) as Exhibit 4.1.)

4.2.7	Participation Agreement, dated as of May 1, 2005, between NYSERDA and CECONY. (Designated in CECONY’s Current Report on Form 8-K, dated May 25, 2005 (File No. 1-1217) as Exhibit 4.1.)

4.2.8.1	Indenture of Trust, dated as of July 1, 1999 between NYSERDA and HSBC Bank USA, as trustee. (Designated in CECONY’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999 (File No. 1-1217) as Exhibit 4.2.)

4.2.8.2	Supplemental Indenture of Trust, dated as of July 1, 2001, to Indenture of Trust, dated July 1, 1999 between NYSERDA and HSBC Bank USA, as trustee. (Designated in CECONY’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 (File No. 1-1217) as Exhibit 10.2.2.)

4.2.9	Trust Indenture, dated as of November 1, 2010 between NYSERDA and The Bank of New York Mellon, as trustee.

4.2.10	Indenture of Trust, dated as of November 1, 2001, between NYSERDA and The Bank of New York, as trustee. (Designated in CECONY’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 (File No. 1-1217) as Exhibit 10.2.2.)

4.2.11	Indenture of Trust, dated as of January 1, 2004, between NYSERDA and The Bank of New York. (Designated in CECONY's Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-1217) as Exhibit 4.2.12.)

4.2.12	Indenture of Trust, dated as of January 1, 2004, between NYSERDA and The Bank of New York. (Designated in CECONY's Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-1217) as Exhibit 4.2.13.)

4.2.13	Indenture of Trust, dated as of November 1, 2004, between NYSERDA and The Bank of New York. (Designated in CECONY's Current Report on Form 8-K, dated November 9, 2004 (File No. 1-1217) as Exhibit 4.2.)

4.2.14.1	Indenture of Trust, dated as of May 1, 2005, between NYSERDA and The Bank of New York. (Designated in CECONY's Current Report on Form 8-K, dated May 25, 2005 (File No. 1-1217) as Exhibit 4.2.)

4.2.14.2	Supplemental Indenture of Trust, dated as of June 30, 2010, to Indenture of Trust, dated May 1, 2005 between NYSERDA and The Bank of New York Mellon (formerly known as The Bank of New York), as trustee.

4.2.15.1	Indenture, dated as of December 1, 1990, between CECONY and The Chase Manhattan Bank (National Association), as Trustee (the “Debenture Indenture”). (Designated in CECONY's Annual Report on Form 10-K for the year ended December 31, 1990 (File No. 1-1217) as Exhibit 4(h).)

4.2.15.2	First Supplemental Indenture (to the Debenture Indenture), dated as of March 6, 1996, between CECONY and The Chase Manhattan Bank (National Association), as Trustee. (Designated in CECONY's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 1-1217) as Exhibit 4.13.)

4.2.15.3	Second Supplemental Indenture (to the Debenture Indenture), dated as of June 23, 2005, between CECONY and JPMorgan Chase Bank, N.A. (successor to The Chase Manhattan Bank (National Association)), as Trustee. (Designated in CECONY’s Current Report on Form 8-K, dated November 16, 2005 (File No. 1-1217) as Exhibit 4.1.)

4.2.16	The following forms of CECONY’s Debentures:

		Securities Exchange Act File No. 1-1217
Debenture		Form	Date	Exhibit
5.625%	Series 2002 A	8-K	6/19/02	4
4.875%	Series 2002 B	8-K	12/19/02	4
5.875%	Series 2003 A	8-K	4/7/03	4
3.85%	Series 2003 B	8-K	6/12/03	4.1
5.10%	Series 2003 C	8-K	6/12/03	4.2
4.70%	Series 2004 A	8-K	2/11/04	4.1
5.70%	Series 2004 B	8-K	2/11/04	4.2
5.30%	Series 2005 A	8-K	3/7/05	4
5.250%	Series 2005 B	8-K	6/20/05	4
5.375%	Series 2005 C	8-K	11/16/05	4.2
5.85%	Series 2006 A	8-K	3/9/06	4
6.20%	Series 2006 B	8-K	6/15/06	4
5.50%	Series 2006 C	8-K	9/25/06	4
5.30%	Series 2006 D	8-K	12/1/06	4.1
5.70%	Series 2006 E	8-K	12/1/06	4.2
6.30%	Series 2007 A	8-K	8/28/07	4
5.85%	Series 2008 A	8-K	4/4/08	4.1
6.75%	Series 2008 B	8-K	4/4/08	4.2
7.125%	Series 2008 C	8-K	12/4/08	4
5.55%	Series 2009 A	8-K	3/25/09	4.1
6.65%	Series 2009 B	8-K	3/25/09	4.2
5.50%	Series 2009 C	8-K	12/4/09	4
4.45%	Series 2010 A	8-K	6/7/10	4.1
5.70%	Series 2010 B	8-K	6/7/10	4.2

10.2.1	Amended and Restated Agreement and Settlement, dated September 19, 1997, between CECONY and the Staff of the New York State Public Service Commission (without Appendices). (Designated in CECONY’s Current Report on Form 8-K, dated September 23, 1997 (File No. 1-1217) as Exhibit 10.)

10.2.2	Settlement Agreement, dated October 2, 2000, by and among CECONY, the Staff of the New York State Public Service Commission and certain other parties. (Designated in CECONY’s Current Report on Form 8-K, dated September 22, 2000 (File No. 1-1217) as Exhibit 10.)

10.2.3.1	Planning and Supply Agreement, dated March 10, 1989, between CECONY and the Power Authority of the State of New York. (Designated in CECONY’s Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 1-1217) as Exhibit 10(gg).)

10.2.3.2	Delivery Service Agreement, dated March 10, 1989, between CECONY and the Power Authority of the State of New York. (Designated in CECONY’s Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 1-1217) as Exhibit 10(hh).)

10.2.4	Agreement and Plan of Exchange, entered into on October 28, 1997, between Con Edison and CECONY. (Designated in the Registration Statement on Form S-4 of Con Edison (No. 333-39165) as Exhibit 2.)

10.2.5	The Consolidated Edison Company of New York, Inc. Executive Incentive Plan, as amended and restated as of January 1, 2008. (Designated in CECONY's Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-1217) as Exhibit 10.2.5.)

10.2.6	Consolidated Edison Company of New York, Inc. Supplemental Retirement Income Plan, as amended and restated as of January 1, 2009. (Designated in CECONY’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 1-1217) as Exhibit 10.2.6.)

10.2.7	Deferred Compensation Plan for the Benefit of Trustees of CECONY, as amended effective January 1, 2008. (Designated in CECONY's Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-1217) as Exhibit 10.2.7.)

10.2.8	Supplemental Medical Plan for the Benefit of CECONY's officers. (Designated in CECONY’s Annual Report on Form 10-K for the year ended December 31, 1991 (File No. 1-1217) as Exhibit 10(aa).)

10.2.9	The CECONY Severance Pay Plan for Management Employees, effective January 1, 2008. (Designated in CECONY’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-1217) as Exhibit 10.2.9.)

10.2.10	The Consolidated Edison Company of New York, Inc. Deferred Income Plan, as amended and restated as of January 1, 2008. (Designated in CECONY’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-1217) as Exhibit 10.2.10.)

10.2.11.1	The Consolidated Edison Company of New York, Inc. 2005 Executive Incentive Plan, effective as of January 1, 2005, as amended effective as of January 1, 2008. (Designated in CECONY's Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-1217) as Exhibit 10.2.11)

10.2.11.2	Amendment, dated October 21, 2009, to The Consolidated Edison Company of New York, Inc. 2005 Executive Incentive Plan. (Designated in CECONY’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 (File No. 1-1217) as Exhibit 10.2.1)

10.2.11.3	Amendment Number 2, dated December 17, 2010 to The Consolidated Edison Company of New York, Inc. 2005 Executive Incentive Plan.

10.2.12.1	Trust Agreement, dated as of March 31, 1999, between CECONY and Mellon Bank, N.A., as Trustee. (Designated in CECONY’s Annual Report on Form 10-K, for the year ended December 31, 2005 (File No. 1-1217) as Exhibit 10.2.13.1.)

10.2.12.2	Amendment Number 1 to the CECONY Rabbi Trust, executed October 24, 2003, between CECONY and Mellon Bank, N.A., as Trustee. (Designated in CECONY’s Annual Report on Form 10-K, for the year ended December 31, 2005 (File No. 1-1217) as Exhibit 10.2.13.2.)

10.2.13	Employment Agreement, dated February 18, 1999, between CECONY and Frances Resheske. (Designated in CECONY’s Annual Report on Form 10-K, for the year ended December 31, 2006 (File No. 1-1217) as Exhibit 10.2.14.)

12.2	Statement of computation of CECONY’s ratio of earnings to fixed charges for the years 2006 – 2010.

23.2	Consent of PricewaterhouseCoopers LLP.

31.2.1	Rule 13a-14(a)/15d-14(a) Certifications – Chief Executive Officer.

31.2.2	Rule 13a-14(a)/15d-14(a) Certifications – Chief Financial Officer.

32.2.1	Section 1350 Certifications – Chief Executive Officer.

32.2.2	Section 1350 Certifications – Chief Financial Officer.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 22, 2011.

Consolidated Edison, Inc.

Consolidated Edison Company of New York, Inc.

By	/s/ Robert Hoglund
Robert Hoglund Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities indicated, on February 22, 2011.

Signature	Registrant	Title

/s/ Kevin Burke Kevin Burke	Con Edison	Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)

	CECONY	Chairman of the Board, Chief Executive Officer and Trustee (Principal Executive Officer)

/s/ Robert Hoglund Robert Hoglund	Con Edison	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

	CECONY	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Robert Muccilo Robert Muccilo	Con Edison	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

	CECONY	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

/s/ Vincent A. Calarco Vincent A. Calarco	Con Edison	Director

	CECONY	Trustee

/s/ George Campbell Jr. George Campbell Jr.	Con Edison	Director

	CECONY	Trustee

/s/ Gordon J. Davis Gordon J. Davis	Con Edison	Director

	CECONY	Trustee

/s/ Michael J. Del Giudice Michael J. Del Giudice	Con Edison	Director

Signature	Registrant	Title

	CECONY	Trustee

/s/ Ellen V. Futter Ellen V. Futter	Con Edison	Director

	CECONY	Trustee

/s/ John F. Hennessy III John F. Hennessy III	Con Edison	Director

	CECONY	Trustee

/s/ Sally Hernandez Sally Hernandez	Con Edison	Director

	CECONY	Trustee

/s/ John F. Killian John F. Killian	Con Edison	Director

	CECONY	Trustee

/s/ Eugene R. McGrath Eugene R. McGrath	Con Edison	Director

	CECONY	Trustee

/s/ Michael W. Ranger Michael W. Ranger	Con Edison	Director

	CECONY	Trustee

/s/ L. Frederick Sutherland L. Frederick Sutherland	Con Edison	Director

	CECONY	Trustee