Form 10-Q
period 2011-03-31
CONSOLIDATED EDISON CO OF NEW YORK INC; CONSOLIDATED EDISON INC
filed 2011-05-05
CIK 23632, 1047862

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

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

As of April 29, 2011, Con Edison had outstanding 292,577,516 Common Shares ($.10 par value). All of the outstanding common equity of CECONY is held by Con Edison.

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

Glossary of Terms

The following is a glossary of frequently used abbreviations or acronyms that are used in the Companies’ SEC reports:

Con Edison Companies
Con Edison	Consolidated Edison, Inc.
CECONY	Consolidated Edison Company of New York, Inc.
Con Edison Development	Consolidated Edison Development, Inc.
Con Edison Energy	Consolidated Edison Energy, Inc.
Con Edison Solutions	Consolidated Edison Solutions, Inc.
O&R	Orange and Rockland Utilities, Inc.
Pike	Pike County Light & Power Company
RECO	Rockland Electric Company
The Companies	Con Edison and CECONY
The Utilities	CECONY and O&R
Regulatory Agencies, Government Agencies, and Quasi-governmental Not-for-Profits
EPA	U. S. Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
IRS	Internal Revenue Service
ISO-NE	ISO New England Inc.
NJBPU	New Jersey Board of Public Utilities
NJDEP	New Jersey Department of Environmental Protection
NYAG	New York State Attorney General
NYISO	New York Independent System Operator
NYPA	New York Power Authority
NYSDEC	New York State Department of Environmental Conservation
NYSERDA	New York State Energy Research and Development Authority
NYSPSC	New York State Public Service Commission
NYSRC	New York State Reliability Council, LLC
PAPUC	Pennsylvania Public Utility Commission
PJM	PJM Interconnection LLC
SEC	U.S. Securities and Exchange Commission
Accounting
ABO	Accumulated Benefit Obligation
ASU	Accounting Standards Update
FASB	Financial Accounting Standards Board
LILO	Lease In/Lease Out
OCI	Other Comprehensive Income
SFAS	Statement of Financial Accounting Standards
SSCM	Simplified service cost method
VIE	Variable interest entity
Environmental
CO2	Carbon dioxide
GHG	Greenhouse gases
MGP Sites	Manufactured gas plant sites
PCBs	Polychlorinated biphenyls
PRP	Potentially responsible party
SO2	Sulfur dioxide
Superfund	Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 and similar state statutes

Units of Measure
dths	Dekatherms
kV	Kilovolts
kWh	Kilowatt-hour
mdths	Thousand dekatherms
MMlbs	Million pounds
MVA	Megavolt amperes
MW	Megawatts or thousand kilowatts
MWH	Megawatt hour
Other
AFDC	Allowance for funds used during construction
COSO	Committee of Sponsoring Organizations of the Treadway Commission
EMF	Electric and magnetic fields
ERRP	East River Repowering Project
Fitch	Fitch Ratings
First Quarter Form 10-Q	The Companies’ combined Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011
Form 10-K	The Companies’ combined Annual Report on Form 10-K for the year ended December 31, 2010
LTIP	Long Term Incentive Plan
Moody’s	Moody’s Investors Service
S&P	Standard & Poor’s Rating Services
VaR	Value-at-Risk

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

Consolidated Edison, Inc.

CONSOLIDATED INCOME STATEMENT (UNAUDITED)

	For the Three Months Ended March 31,
	2011	2010
	(Millions of Dollars/ Except Share Data)
OPERATING REVENUES
Electric	$1,869	$1,889
Gas	755	773
Steam	325	307
Non-utility	400	493
TOTAL OPERATING REVENUES	3,349	3,462
OPERATING EXPENSES
Purchased power	865	1,143
Fuel	176	150
Gas purchased for resale	308	343
Other operations and maintenance	698	702
Depreciation and amortization	218	204
Taxes, other than income taxes	458	428
TOTAL OPERATING EXPENSES	2,723	2,970
OPERATING INCOME	626	492
OTHER INCOME (DEDUCTIONS)
Investment and other income	9	6
Allowance for equity funds used during construction	4	5
Other deductions	(4)	(3)
TOTAL OTHER INCOME (DEDUCTIONS)	9	8
INCOME BEFORE INTEREST AND INCOME TAX EXPENSE	635	500
INTEREST EXPENSE
Interest on long-term debt	147	150
Other interest	7	2
Allowance for borrowed funds used during construction	(2)	(3)
NET INTEREST EXPENSE	152	149
INCOME BEFORE INCOME TAX EXPENSE	483	351
INCOME TAX EXPENSE	169	122
NET INCOME	314	229
Preferred stock dividend requirements of subsidiary	(3)	(3)
NET INCOME FOR COMMON STOCK	$311	$226
EARNINGS PER COMMON SHARE—BASIC
Net income for common stock	$1.07	$0.80
EARNINGS PER COMMON SHARE—DILUTED
Net income for common stock	$1.06	$0.80
DIVIDENDS DECLARED PER SHARE OF COMMON STOCK	$0.600	$0.595
AVERAGE NUMBER OF SHARES OUTSTANDING—BASIC (IN MILLIONS)	292.0	281.4
AVERAGE NUMBER OF SHARES OUTSTANDING—DILUTED (IN MILLIONS)	293.6	282.7

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc. CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31,
	2011	2010
	(Millions of Dollars)
OPERATING ACTIVITIES
Net Income	$314	$229
PRINCIPAL NON-CASH CHARGES/(CREDITS) TO INCOME
Depreciation and amortization	218	204
Deferred income taxes	232	37
Common equity component of allowance for funds used during construction	(4)	(5)
Net derivative (gains)/losses	(37)	64
Other non-cash items (net)	2	104
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable – customers, less allowance for uncollectibles	(5)	(139)
Materials and supplies, including fuel oil and gas in storage	103	52
Other receivables and other current assets	66	8
Prepayments	(217)	(289)
Refundable energy costs	—	(69)
Accounts payable	(154)	(100)
Pensions and retiree benefits	(232)	58
Accrued taxes	(20)	70
Accrued interest	51	44
Deferred charges, deferred derivative losses, noncurrent assets and other regulatory assets	(19)	(502)
Deferred credits and other regulatory liabilities	67	178
Other assets	(1)	(3)
Other liabilities	(2)	60
NET CASH FLOWS FROM OPERATING ACTIVITIES	362	1
INVESTING ACTIVITIES
Utility construction expenditures	(398)	(430)
Cost of removal less salvage	(39)	(34)
Non-utility construction expenditures	(23)	(1)
Loan to affiliate	(40)
Common equity component of allowance for funds used during construction	4	5
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(496)	(460)
FINANCING ACTIVITIES
Net proceeds from short-term debt	464	475
Retirement of long-term debt	(1)	(45)
Issuance of common stock	25	14
Common stock dividends	(173)	(155)
Preferred stock dividends	(3)	(3)
NET CASH FLOWS FROM FINANCING ACTIVITIES	312	286
CASH AND TEMPORARY CASH INVESTMENTS:
NET CHANGE FOR THE PERIOD	178	(173)
BALANCE AT BEGINNING OF PERIOD	338	260
BALANCE AT END OF PERIOD	$516	$87
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid/(refunded) during the period for:
Interest	$90	$103
Income taxes	$(172)	—

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc. CONSOLIDATED BALANCE SHEET

	March 31, 2011	December 31, 2010
	(Millions of Dollars)
ASSETS
CURRENT ASSETS
Cash and temporary cash investments	$516	$338
Accounts receivable – customers, less allowance for uncollectible accounts of $81 and $76 in 2011 and 2010, respectively	1,178	1,173
Accrued unbilled revenue	413	633
Other receivables, less allowance for uncollectible accounts of $9 and $8 in 2011 and 2010, respectively	331	300
Fuel oil, gas in storage, materials and supplies, at average cost	245	348
Prepayments	558	341
Regulatory assets	147	203
Other current assets	202	171
TOTAL CURRENT ASSETS	3,590	3,507
INVESTMENTS	413	403
UTILITY PLANT, AT ORIGINAL COST
Electric	20,273	19,851
Gas	4,392	4,344
Steam	2,055	2,038
General	1,899	1,911
TOTAL	28,619	28,144
Less: Accumulated depreciation	5,891	5,808
Net	22,728	22,336
Construction work in progress	1,253	1,458
NET UTILITY PLANT	23,981	23,794
NON-UTILITY PLANT
Non-utility property, less accumulated depreciation of $53 and $51 in 2011 and 2010, respectively	50	46
Construction work in progress	37	23
NET PLANT	24,068	23,863
OTHER NONCURRENT ASSETS
Goodwill	429	429
Intangible assets, less accumulated amortization $3 in 2011 and 2010	3	3
Regulatory assets	7,374	7,643
Other deferred charges and noncurrent assets	309	298
TOTAL OTHER NONCURRENT ASSETS	8,115	8,373
TOTAL ASSETS	$36,186	$36,146

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc. CONSOLIDATED BALANCE SHEET

	March 31, 2011	December 31, 2010
	(Millions of Dollars)
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Long-term debt due within one year	$5	$5
Notes payable	464	—
Accounts payable	967	1,151
Customer deposits	296	289
Accrued taxes	70	90
Accrued interest	206	155
Accrued wages	94	102
Fair value of derivative liabilities	117	125
Other current liabilities	457	449
TOTAL CURRENT LIABILITIES	2,676	2,366
NONCURRENT LIABILITIES
Obligations under capital leases	5	7
Provision for injuries and damages	167	165
Pensions and retiree benefits	2,659	3,287
Superfund and other environmental costs	511	512
Asset retirement obligations	111	109
Fair value of derivative liabilities	52	77
Other noncurrent liabilities	121	126
TOTAL NONCURRENT LIABILITIES	3,626	4,283
DEFERRED CREDITS AND REGULATORY LIABILITIES
Deferred income taxes and investment tax credits	6,871	6,602
Regulatory liabilities	865	915
Other deferred credits	34	35
TOTAL DEFERRED CREDITS AND REGULATORY LIABILITIES	7,770	7,552
LONG-TERM DEBT	10,670	10,671
SHAREHOLDERS' EQUITY
Common shareholders' equity (See Statement of Common Shareholders' Equity)	11,231	11,061
Preferred stock of subsidiary	213	213
TOTAL SHAREHOLDERS' EQUITY	11,444	11,274
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$36,186	$36,146

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended March 31,
	2011	2010
	(Millions of Dollars)
NET INCOME	$314	$229
OTHER COMPREHENSIVE INCOME, NET OF TAXES
Pension plan liability adjustments, net of taxes of $2 in 2011 and 2010	3	3
TOTAL OTHER COMPREHENSIVE INCOME, NET OF TAXES	3	3
COMPREHENSIVE INCOME	$317	$232
Preferred stock dividend requirements of subsidiary	(3)	(3)
COMPREHENSIVE INCOME FOR COMMON STOCK	$314	$229

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.

CONSOLIDATED STATEMENT OF COMMON SHAREHOLDERS' EQUITY (UNAUDITED)

(Millions of Dollars/Except Share Data)	Common Stock		Additional Paid- In Capital	Retained Earnings	Treasury Stock		Capital Stock Expense	Accumulated Other Comprehensive Income/(Loss)
	Shares	Amount			Shares	Amount			Total
BALANCE AS OF DECEMBER 31, 2009	281,123,741	$30	$4,420	$6,904	23,210,700	$(1,001)	$(62)	$(42)	$10,249
Net income for common stock				226					226
Common stock dividends				(167)					(167)
Issuance of common shares – dividend reinvestment and employee stock plans	647,731		28						28
Other comprehensive income								3	3
BALANCE AS OF MARCH 31, 2010	281,771,472	$30	$4,448	$6,963	23,210,700	$(1,001)	$(62)	$(39)	$10,339
BALANCE AS OF DECEMBER 31, 2010	291,616,334	$31	$4,915	$7,220	23,210,700	$(1,001)	$(64)	$(40)	$11,061
Net income for common stock				311					311
Common stock dividends				(175)					(175)
Issuance of common shares – dividend reinvestment and employee stock plans	656,049	1	30						31
Other comprehensive income								3	3
BALANCE AS OF MARCH 31, 2011	292,272,383	$32	$4,945	$7,356	23,210,700	$(1,001)	$(64)	$(37)	$11,231

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc. CONSOLIDATED INCOME STATEMENT (UNAUDITED)

	For the Three Months Ended March 31,
	2011	2010
	(Millions of Dollars)
OPERATING REVENUES
Electric	$1,721	$1,728
Gas	663	683
Steam	325	307
TOTAL OPERATING REVENUES	2,709	2,718
OPERATING EXPENSES
Purchased power	483	552
Fuel	176	150
Gas purchased for resale	263	294
Other operations and maintenance	597	608
Depreciation and amortization	204	191
Taxes, other than income taxes	440	411
TOTAL OPERATING EXPENSES	2,163	2,206
OPERATING INCOME	546	512
OTHER INCOME (DEDUCTIONS)
Investment and other income	5	3
Allowance for equity funds used during construction	3	4
Other deductions	(3)	(2)
TOTAL OTHER INCOME (DEDUCTIONS)	5	5
INCOME BEFORE INTEREST AND INCOME TAX EXPENSE	551	517
INTEREST EXPENSE
Interest on long-term debt	132	135
Other interest	5	3
Allowance for borrowed funds used during construction	(2)	(2)
NET INTEREST EXPENSE	135	136
INCOME BEFORE INCOME TAX EXPENSE	416	381
INCOME TAX EXPENSE	145	135
NET INCOME	271	246
Preferred stock dividend requirements	(3)	(3)
NET INCOME FOR COMMON STOCK	$268	$243

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31,
	2011	2010
	(Millions of Dollars)
OPERATING ACTIVITIES
Net income	$271	$246
PRINCIPAL NON-CASH CHARGES/(CREDITS) TO INCOME
Depreciation and amortization	204	191
Deferred income taxes	207	64
Common equity component of allowance for funds used during construction	(3)	(4)
Other non-cash items (net)	29	29
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable – customers, less allowance for uncollectibles	22	(110)
Materials and supplies, including fuel oil and gas in storage	84	38
Other receivables and other current assets	(77)	99
Prepayments	(291)	(284)
Refundable energy costs	—	(77)
Accounts payable	(119)	(77)
Pensions and retiree benefits	(255)	39
Accrued taxes	(37)	(4)
Accrued interest	44	35
Deferred charges, deferred derivative losses, noncurrent assets and other regulatory assets	(63)	(346)
Deferred credits and other regulatory liabilities	52	134
Other liabilities	4	49
NET CASH FLOWS FROM OPERATING ACTIVITIES	72	22
INVESTING ACTIVITIES
Utility construction expenditures	(379)	(412)
Cost of removal less salvage	(37)	(33)
Common equity component of allowance for funds used during construction	3	4
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(413)	(441)
FINANCING ACTIVITIES
Net proceeds from short-term debt	464	475
Capital contribution by parent	—	12
Dividend to parent	(170)	(167)
Preferred stock dividends	(3)	(3)
NET CASH FLOWS FROM FINANCING ACTIVITIES	291	317
CASH AND TEMPORARY CASH INVESTMENTS:
NET CHANGE FOR THE PERIOD	(50)	(102)
BALANCE AT BEGINNING OF PERIOD	78	131
BALANCE AT END OF PERIOD	$28	$29
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$82	$96
Income taxes	$35	—

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

CONSOLIDATED BALANCE SHEET

	March 31, 2011	December 31, 2010
	(Millions of Dollars)
ASSETS
CURRENT ASSETS
Cash and temporary cash investments	$28	$78
Accounts receivable – customers, less allowance for uncollectible accounts of $73 and $68 in 2011 and 2010, respectively	1,003	1,025
Other receivables, less allowance for uncollectible accounts of $8 and $7 in 2011 and 2010, respectively	122	103
Accrued unbilled revenue	288	473
Accounts receivable from affiliated companies	310	249
Fuel oil, gas in storage, materials and supplies, at average cost	222	306
Prepayments	373	82
Regulatory assets	116	151
Other current assets	108	98
TOTAL CURRENT ASSETS	2,570	2,565
INVESTMENTS	177	167
UTILITY PLANT AT ORIGINAL COST
Electric	19,140	18,735
Gas	3,891	3,844
Steam	2,055	2,038
General	1,731	1,746
TOTAL	26,817	26,363
Less: Accumulated depreciation	5,389	5,314
Net	21,428	21,049
Construction work in progress	1,143	1,345
NET UTILITY PLANT	22,571	22,394
NON-UTILITY PROPERTY
Non-utility property, less accumulated depreciation of $22 in 2011 and 2010	7	7
NET PLANT	22,578	22,401
OTHER NONCURRENT ASSETS
Regulatory assets	6,813	7,058
Other deferred charges and noncurrent assets	258	244
TOTAL OTHER NONCURRENT ASSETS	7,071	7,302
TOTAL ASSETS	$32,396	$32,435

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

CONSOLIDATED BALANCE SHEET

	March 31, 2011	December 31, 2010
	(Millions of Dollars)
LIABILITIES AND SHAREHOLDER'S EQUITY
CURRENT LIABILITIES
Notes payable	$464	$—
Accounts payable	771	924
Accounts payable to affiliated companies	15	13
Customer deposits	283	276
Accrued taxes	17	34
Accrued taxes to affiliated companies	9	29
Accrued interest	174	130
Accrued wages	87	93
Other current liabilities	452	460
TOTAL CURRENT LIABILITIES	2,272	1,959
NONCURRENT LIABILITIES
Obligations under capital leases	5	7
Provision for injuries and damages	160	159
Pensions and retiree benefits	2,280	2,900
Superfund and other environmental costs	392	392
Asset retirement obligations	111	109
Fair value of derivative liabilities	22	29
Other noncurrent liabilities	113	116
TOTAL NONCURRENT LIABILITIES	3,083	3,712
DEFERRED CREDITS AND REGULATORY LIABILITIES
Deferred income taxes and investment tax credits	6,309	6,071
Regulatory liabilities	724	783
Other deferred credits	31	31
TOTAL DEFERRED CREDITS AND REGULATORY LIABILITIES	7,064	6,885
LONG-TERM DEBT	9,743	9,743
SHAREHOLDER'S EQUITY
Common shareholder's equity (See Statement of Common Shareholder's Equity)	10,021	9,923
Preferred stock	213	213
TOTAL SHAREHOLDER'S EQUITY	10,234	10,136
TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY	$32,396	$32,435

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

CONSOLIDATED STATEMENT OF COMMON SHAREHOLDER'S EQUITY (UNAUDITED)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Repurchased Con Edison Stock	Capital Stock Expense	Accumulated Other Comprehensive Income/(Loss)
(Millions of Dollars/Except Share Data)	Shares	Amount						Total
BALANCE AS OF DECEMBER 31, 2009	235,488,094	$589	$3,877	$5,909	$(962)	$(62)	$(4)	$9,347
Net income				246				246
Capital contribution from parent			12					12
Common stock dividend to parent				(167)				(167)
Cumulative preferred dividends				(3)				(3)
BALANCE AS OF MARCH 31, 2010	235,488,094	$589	$3,889	$5,985	$(962)	$(62)	$(4)	$9,435
BALANCE AS OF DECEMBER 31, 2010	235,488,094	$589	$4,234	$6,132	$(962)	$(64)	$(6)	$9,923
Net income				271				271
Common stock dividend to parent				(170)				(170)
Cumulative preferred dividends				(3)				(3)
BALANCE AS OF MARCH 31, 2011	235,488,094	$589	$4,234	$6,230	$(962)	$(64)	$(6)	$10,021

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

The separate interim consolidated financial statements of each of the Companies are unaudited but, in the opinion of their respective managements, reflect all adjustments (which include only normally recurring adjustments) necessary for a fair presentation of the results for the interim periods presented. The Companies’ separate interim consolidated financial statements should be read together with their separate audited financial statements (including the combined notes thereto) included in Item 8 of their combined Annual Report on Form 10-K for the year ended December 31, 2010 (the Form 10-K). Information in the notes to the consolidated financial statements in the Form 10-K referred to in these notes is incorporated by reference herein. The use of terms such as “see” or “refer to” shall be deemed to incorporate by reference into these notes the information to which reference is made.

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

Note A — Summary of Significant Accounting Policies

Earnings Per Common Share

Reference is made to “Earnings Per Common Share” in Note A to the financial statements included in Item 8 of the Form 10-K. For the three months ended March 31, 2011 and 2010, Con Edison’s basic and diluted EPS for Con Edison are calculated as follows:

(Millions of Dollars, except per share amounts/Shares in Millions)	2011	2010
Net income for common stock	$311	$226
Weighted average common shares outstanding – Basic	292.0	281.4
Add: Incremental shares attributable to effect of potentially dilutive securities	1.6	1.3
Adjusted weighted average common shares outstanding – Diluted	293.6	282.7
Earnings per Common Share – Basic
Net income for common stock	$1.07	$0.80
Earnings per Common Share – Diluted
Net income for common stock	$1.06	$0.80

Note B — Regulatory Matters

Reference is made to “Accounting Policies” in Note A and “Rate Agreements” in Note B to the financial statements included in Item 8 of the Form 10-K.

Rate Agreements

O&R — Electric

In April 2011, NYSPSC administrative law judges (ALJ) issued a recommended decision with respect to O&R’s July 2010 electric rate filing recommending that the NYSPSC grant the company a $26.6 million rate increase, effective July 2011. The ALJ’s recommended decision reflects a return on common equity of 9.2 percent and a common equity ratio of 49 percent. See “Regulatory Matters – O&R – Electric” in Note B to the financial statements in Item 8 of the Form 10-K.

Other Regulatory Matters

In February 2009, the NYSPSC commenced a proceeding to examine the prudence of certain CECONY expenditures (see “Investigations of Vendor Payments” in Note G). Pursuant to NYSPSC orders, a portion of the company’s revenues (currently, $249 million, $32 million and $6 million on an annual basis for electric, gas and steam service, respectively) is being collected subject to potential refund to customers. At March 31, 2011, the company had collected an estimated $605 million from customers subject to potential refund in connection with this proceeding. In October 2010, a NYSPSC consultant reported its $21 million provisional assessment, which the company has disputed, of potential overcharges for construction work. The potential overcharges related to transactions that involved certain employees who were arrested and a contractor that performed work for the company. The NYSPSC’s consultant is expected to continue to review the company’s expenditures. The company is unable to estimate the amount, if any, of any such refund and, accordingly, has not established a regulatory liability for a refund.

In February 2011, the NYSPSC initiated a proceeding to examine the existing mechanisms pursuant to which utilities recover site investigation and remediation costs and possible alternatives. See Note G to the financial statements in Item 8 of the Form 10-K and Note F to the First Quarter Financial Statements.

Regulatory Assets and Liabilities

Regulatory assets and liabilities at March 31, 2011 and December 31, 2010 were comprised of the following items:

	Con Edison		CECONY
(Millions of Dollars)	2011	2010	2011	2010
Regulatory assets
Unrecognized pension and other postretirement costs	$4,074	$4,371	$3,873	$4,152
Future federal income tax	1,622	1,593	1,542	1,515
Environmental remediation costs	693	695	573	574
Surcharge for New York State Assessment	159	121	148	112
Net electric deferrals	134	156	134	156
Pension and other post retirement benefits deferrals	183	138	138	90
Revenue taxes	152	145	147	140
Deferred derivative losses – long-term	57	74	37	48
Deferred storm costs	55	57	42	43
Property tax reconciliation	32	34	23	27
O&R transition bond charges	48	48	—	—
World Trade Center restoration costs	—	45	—	45
Workers’ compensation	33	31	33	31
Other	132	135	123	125
Regulatory assets – long-term	7,374	7,643	6,813	7,058
Deferred derivative losses – current	146	190	116	151
Recoverable energy costs – current	1	13	—	—
Regulatory assets – current	147	203	116	151
Total Regulatory Assets	$7,521	$7,846	$6,929	$7,209
Regulatory liabilities
Allowance for cost of removal less salvage	$422	$422	$349	$350
Refundable energy costs	91	78	61	50
Revenue decoupling mechanism	54	38	54	38
Net unbilled revenue deferrals	33	136	33	136
New York State tax refund	30	30	30	30
Gain on sale of properties	15	31	15	31
Other	220	180	182	148
Regulatory liabilities	865	915	724	783
Deferred derivative gains – current	10	4	8	3
Total Regulatory Liabilities	$875	$919	$732	$786

Note C — Short-Term Borrowing

Reference is made to Note D to the financial statements in Item 8 of the Form 10-K.

At March 31, 2011, Con Edison had $464 million of commercial paper outstanding, all of which was outstanding under CECONY’s program. The weighted average interest rate was 0.3 percent. At December 31, 2010, Con Edison and CECONY had no commercial paper outstanding.

At March 31, 2011 and December 31, 2010, no loans were outstanding under the Companies’ Credit Agreement and $192 million (including $142 million for CECONY) and $197 million (including $145 million for CECONY) of letters of credit were outstanding under the Credit Agreement, respectively.

Note D — Pension Benefits

Reference is made to Note E to the financial statements in Item 8 of the Form 10-K.

Net Periodic Benefit Cost

The components of the Companies’ net periodic benefit costs for the three months ended March 31, 2011 and 2010 were as follows:

	Con Edison		CECONY
(Millions of Dollars)	2011	2010	2011	2010
Service cost – including administrative expenses	$47	$42	$44	$39
Interest cost on projected benefit obligation	140	139	131	130
Expected return on plan assets	(183)	(176)	(175)	(167)
Amortization of net actuarial loss	132	106	125	100
Amortization of prior service costs	2	2	2	2
NET PERIODIC BENEFIT COST	$138	$113	$127	$104
TOTAL PERIODIC BENEFIT COST	$138	$113	$127	$104
Cost capitalized	(48)	(41)	(45)	(39)
Cost deferred	(51)	(23)	(52)	(21)
Cost charged to operating expenses	$39	$49	$30	$44

Expected Contributions

Based on estimates as of March 31, 2011, the Companies are not required under funding regulations and laws to make any contributions to the pension plan during 2011. The Companies’ policy is to fund their accounting cost to the extent tax deductible. In 2011, Con Edison expects to make discretionary contributions to the pension plan of $533 million, of which CECONY contributed $491 million during the first quarter. The Companies also expect to fund $11 million for their non-qualified supplemental pension plans in 2011.

Note E — Other Postretirement Benefits

Reference is made to Note F to the financial statements in Item 8 of the Form 10-K.

Net Periodic Benefit Cost

The components of the Companies’ net periodic postretirement benefit costs for the three months ended March 31, 2011 and 2010 were as follows:

	Con Edison		CECONY
(Millions of Dollars)	2011	2010	2011	2010
Service cost	$6	$6	$5	$5
Interest cost on accumulated other postretirement benefit obligation	21	23	18	20
Expected return on plan assets	(22)	(22)	(19)	(19)
Amortization of net actuarial loss	22	23	20	21
Amortization of prior service cost	(2)	(3)	(3)	(4)
Amortization of transition obligation	1	1	1	1
NET PERIODIC POSTRETIREMENT BENEFIT COST	$26	$28	$22	$24
Cost capitalized	(9)	(10)	(8)	(9)
Cost deferred	4	(1)	3	(2)
Cost charged to operating expenses	$21	$17	$17	$13

Expected Contributions

Based on estimates as of March 31, 2011, Con Edison expects to make a contribution of $84 million, including $74 million for CECONY, to the other postretirement benefit plans in 2011.

Note F — Environmental Matters

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

The accrued liabilities and regulatory assets related to Superfund Sites at March 31, 2011 and December 31, 2010 were as follows:

	Con Edison		CECONY
(Millions of Dollars)	2011	2010	2011	2010
Accrued Liabilities:
Manufactured gas plant sites	$441	$446	$323	$327
Other Superfund Sites	70	66	69	65
Total	$511	$512	$392	$392
Regulatory assets	$691	$692	$571	$571

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

Environmental remediation costs incurred related to Superfund Sites for the three months ended March 31, 2011 and 2010, were as follows:

	Con Edison		CECONY
(Millions of Dollars)	2011	2010	2011	2010
Remediation costs incurred	$6	$9	$5	$8

There were no insurance recoveries received related to Superfund Sites for the three months ended March 31, 2011. Insurance recoveries related to Superfund Sites for the three months ended March 31, 2010 were immaterial.

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

Asbestos Proceedings

Suits have been brought in New York State and federal courts against the Utilities and many other defendants, wherein a large number of plaintiffs sought large amounts of compensatory and punitive damages for deaths and injuries allegedly caused by exposure to asbestos at various premises of the Utilities. The suits that have been resolved, which are many, have been resolved without any payment by the Utilities, or for amounts that were not, in the aggregate, material to them. The amounts specified in all the remaining thousands of suits total billions of dollars; however, the Utilities believe that these amounts are greatly exaggerated, based on the disposition of previous claims. In 2010, CECONY estimated that its aggregate undiscounted potential liability for these suits and additional suits that may be brought over the next 15 years is $10 million. The estimate was based upon a combination of modeling, historical data analysis and risk factor assessment. Actual experience may be materially different. In addition, certain current and former employees have claimed or are claiming workers’ compensation benefits based on alleged disability from exposure to asbestos. Under its current rate agreements, CECONY is permitted to defer as regulatory assets (for subsequent recovery through rates) costs incurred for its asbestos lawsuits and workers’ compensation claims. The accrued liability for asbestos suits and workers’ compensation proceedings (including those related to asbestos exposure) and the amounts deferred as regulatory assets for the Companies at March 31, 2011 and December 31, 2010 were as follows:

	Con Edison		CECONY
(Millions of Dollars)	2011	2010	2011	2010
Accrued liability – asbestos suits	$10	$10	$10	$10
Regulatory assets – asbestos suits	$10	$10	$10	$10
Accrued liability – workers’ compensation	$108	$106	$103	$101
Regulatory assets – workers’ compensation	$33	$31	$33	$31

Note G – Other Material Contingencies

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

CECONY is also investigating the September 2010 arrest of a retired employee (who has since pleaded guilty to participating in a bribery scheme in which the employee received payments from two companies that supplied materials to the company) and the January 2011 arrest of an employee (for accepting kickbacks from an engineering firm that performed work for the company). CECONY has provided information to governmental authorities in connection with their ongoing investigations of these matters.

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

Lease In/Lease Out Transactions

In each of 1997 and 1999, Con Edison Development entered into a transaction in which it leased property and then immediately subleased it back to the lessor (termed “Lease In/Lease Out,” or LILO transactions). The transactions respectively involve electric generating and gas distribution facilities in the Netherlands, with a total investment of $259 million. The transactions were financed with $93 million of equity and $166 million of non-recourse, long-term debt secured by the underlying assets. In accordance with the accounting rules for leases, Con Edison is accounting for the two LILO transactions as leveraged leases. Accordingly, the company’s investment in these leases, net of non-recourse debt, is carried as a single amount in Con Edison’s consolidated balance sheet and income is recognized pursuant to a method that incorporates a level rate of return for those years when net investment in the lease is positive, based upon the after-tax cash flows projected at the inception of the leveraged leases. The company's investment in these leveraged leases was $(45) million at March 31, 2011 and $(41) million at December 31, 2010 and is comprised of a $234 million gross investment less $279 million deferred tax liabilities at March 31, 2011 and $235 million gross investment less $276 million of deferred tax liabilities at December 31, 2010.

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

Con Edison believes that its LILO transactions have been correctly reported, and has not recorded any reserve with respect to the disallowance of tax losses, or related interest, in connection with its LILO transactions. Con Edison’s estimated tax savings, reflected in its financial statements, from the two LILO transactions through March 31, 2011, in the aggregate, was $225 million. If Con Edison were required to repay all or a portion of these amounts, it would also be required to pay interest of up to $79 million net of tax at March 31, 2011.

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

Guarantees

Con Edison and its subsidiaries enter into various agreements providing financial or performance assurance primarily to third parties on behalf of their subsidiaries. Maximum amounts guaranteed by Con Edison totaled $897 million and $859 million at March 31, 2011 and December 31, 2010, respectively.

A summary, by type (described in Note H to the financial statements in Item 8 of the Form 10-K) and term, of Con Edison’s total guarantees at March 31, 2011 is as follows:

Guarantee Type	0 –3 years	4 –10 years	> 10 years	Total
	(Millions of Dollars)
Commodity transactions	$645	$29	$131	$805
Affordable housing program	$1	—	—	$1
Intra-company guarantees	$30	—	$1	$31
Other guarantees	$47	$13	—	$60
TOTAL	$723	$42	$132	$897

Note H — Financial Information by Business Segment

Reference is made to Note N to the financial statements in Item 8 of the Form 10-K.

The financial data for the business segments are as follows:

	For the Three Months Ended March 31,
	Operating revenues		Inter-segment revenues		Depreciation and amortization		Operating income
(Millions of Dollars)	2011	2010	2011	2010	2011	2010	2011	2010
CECONY
Electric	$1,721	$1,728	$3	$3	$161	$151	$217	$195
Gas	663	683	1	1	27	25	204	215
Steam	325	307	20	18	16	15	125	102
Consolidation adjustments	—	—	(24)	(22)	—	—	—	—
Total CECONY	$2,709	$2,718	$—	$—	$204	$191	$546	$512
O&R
Electric	$149	$161	$—	$—	$9	$8	$10	$5
Gas	92	90	—	—	3	3	28	23
Total O&R	$241	$251	$—	$—	$12	$11	$38	$28
Competitive energy businesses	$408	$500	$3	$2	$2	$2	$44	$(48)
Other*	(9)	(7)	(3)	(2)	—	—	(2)	—
Total Con Edison	$3,349	$3,462	$—	$—	$218	$204	$626	$492

*	Parent company expenses, primarily interest, and consolidation adjustments. Other does not represent a business segment.

Note I — Derivative Instruments and Hedging Activities

Under the accounting rules for derivatives and hedging, derivatives are recognized on the balance sheet at fair value, unless an exception is available under the accounting rules. Certain qualifying derivative contracts have been designated as normal purchases or normal sales contracts. These contracts are not reported at fair value under the accounting rules.

Energy Price Hedging

Con Edison’s subsidiaries hedge market price fluctuations associated with physical purchases and sales of electricity, natural gas, and steam by using derivative instruments including futures, forwards, basis swaps, options, transmission congestion contracts and financial transmission rights contracts. The fair values of these hedges at March 31, 2011 and December 31, 2010 were as follows:

	Con Edison		CECONY
(Millions of Dollars)	2011	2010	2011	2010
Fair value of net derivative assets/(liabilities) - gross	$(150)	$(261)	$(94)	$(156)
Impact of netting of cash collateral	137	176	85	104
Fair value of net derivative assets/(liabilities) - net	$(13)	$(85)	$(9)	$(52)

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

At March 31, 2011, Con Edison and CECONY had

$178 million and $44 million of credit exposure in connection with energy supply and hedging activities, net of collateral, respectively. Con Edison’s net credit exposure consisted of $66 million with investment-grade counterparties, $65 million with commodity exchange brokers, $45 million with independent system operators and $2 million with non-investment grade counterparties. CECONY’s net credit exposure consisted of $2 million with investment-grade counterparties and $42 million with commodity exchange brokers.

Economic Hedges

The Companies enter into certain derivative instruments that do not qualify or are not designated as hedges under the accounting rules for derivatives and hedging. However, management believes these instruments represent economic hedges that mitigate exposure to fluctuations in commodity prices.

The fair values of the Companies’ commodity derivatives at March 31, 2011 were:

(Millions of Dollars)	Fair Value of Commodity Derivatives(a) Balance Sheet Location	Con Edison	CECONY
Derivative Assets
Current	Other current assets	$173	$46
Long-term	Other deferred charges and non-current assets	49	21
Total derivative assets		$222	$67
Impact of netting		(75)	(2)
Net derivative assets		$147	$65
Derivative Liabilities
Current	Fair value of derivative liabilities	$287	$—
Current	Other current liabilities	—	115
Long-term	Fair value of derivative liabilities	85	46
Total derivative liabilities		$372	$161
Impact of netting		(212)	(87)
Net derivative liabilities		$160	$74

(a)	Qualifying derivative contracts, which have been designated as normal purchases or normal sales contracts, are not reported at fair value under the accounting rules for derivatives and hedging and, therefore, are excluded from the table.

The fair values of the Companies’ commodity derivatives at December 31, 2010 were:

(Millions of Dollars)	Fair Value of Commodity Derivatives(a) Balance Sheet Location	Con Edison	CECONY
Derivative Assets
Current	Other current assets	$184	$29
Long-term	Other deferred charges and non-current assets	51	19
Total derivative assets		$235	$48
Impact of netting		(129)	—
Net derivative assets		$106	$48
Derivative Liabilities
Current	Fair value of derivative liabilities	$385	$—
Current	Other current liabilities	—	148
Long-term	Fair value of derivative liabilities	111	56
Total derivative liabilities		$496	$204
Impact of netting		(305)	(104)
Net derivative liabilities		$191	$100

(a)	Qualifying derivative contracts, which have been designated as normal purchases or normal sales contracts, are not reported at fair value under the accounting rules for derivatives and hedging and, therefore, are excluded from the table.

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

The following table presents the changes in the fair values of commodity derivatives that have been deferred or recognized in earnings for the three months ended March 31, 2011:

Realized and Unrealized Gains/(Losses) on Commodity Derivatives(a) Deferred or Recognized in Income for the three months ended March 31, 2011
(Millions of Dollars)	Balance Sheet Location	Con Edison		CECONY
Pre-tax gains/(losses) deferred in accordance with accounting rules for regulated operations:
Current	Deferred derivative gains	$6		$5
Long-term	Regulatory liabilities	3		3
Total deferred gains		$9		$8
Current	Deferred derivative losses	$17		$11
Current	Recoverable energy costs	(49)		(42)
Long-term	Regulatory assets	44		35
Total deferred losses		$12		$4
Net deferred losses		$21		$12
	Income Statement Location
Pre-tax gain/(loss) recognized in income
	Purchased power expense	$(21	)(b)	$—
	Gas purchased for resale	(6)		—
	Non-utility revenue	10	(b)	—
Total pre-tax gain/(loss) recognized in income		$(17)		$—

(a)	Qualifying derivative contracts, which have been designated as normal purchases or normal sales contracts, are not reported at fair value under the accounting rules for derivatives and hedging and, therefore, are excluded from the table.
(b)	For the three months ended March 31, 2011 Con Edison recorded in non-utility operating revenues and purchased power expense an unrealized pre-tax (loss)/gain of $(13) million and $50 million, respectively.

The following table presents the changes in the fair values of commodity derivatives that have been deferred or recognized in earnings for the three months ended March 31, 2010:

Realized and Unrealized Gains/(Losses) on Commodity Derivatives(a) Deferred or Recognized in Income for the Three Months Ended March 31, 2010
(Millions of Dollars)	Balance Sheet Location	Con Edison		CECONY
Pre-tax gains/(losses) deferred in accordance with accounting rules for regulated operations:
Current	Deferred derivative gains	$(6)		$(6)
Total deferred gains		$(6)		$(6)
Current	Deferred derivative losses	$(161)		$(138)
Current	Recoverable energy costs	$(55)		$(42)
Long-term	Regulatory assets	$(74)		$(56)
Total deferred losses		$(290)		$(236)
Net deferred losses		$(296)		$(242)
	Income Statement Location
Pre-tax gain/(loss) recognized in income
	Purchased power expense	$(70	)(b)	$—
	Gas purchased for resale	5		—
	Non-utility revenue	14	(b)	—
Total pre-tax gain/(loss) recognized in income		$(51)		$—

(a)	Qualifying derivative contracts, which have been designated as normal purchases or normal sales contracts, are not reported at fair value under the accounting rules for derivatives and hedging and, therefore, are excluded from the table.
(b)	For the three months ended March 31, 2010, Con Edison recorded in non-utility operating revenues and purchased power expense an unrealized pre-tax gain/(loss) of $46 million and $(110) million, respectively.

As of March 31, 2011, Con Edison had 1,664 contracts, including 686 CECONY contracts, which were considered to be derivatives under the accounting rules for derivatives and hedging (excluding qualifying derivative contracts, which have been designated as normal purchases or normal sales contracts). The following table presents the number of contracts by commodity type:

	Electric Derivatives				Gas Derivatives
	Number of Energy Contracts(a)	MWhs(b)	Number of Capacity Contracts(a)	MWs(b)	Number of Contracts(a)	Dths(b)	Total Number Of Contracts(a)
Con Edison	915	20,692,742	63	10,164	686	118,524,450	1,664
CECONY	183	5,332,425	—	—	503	109,330,000	686

(a)	Qualifying derivative contracts, which have been designated as normal purchases or normal sales contracts, are not reported at fair value under the accounting rules for derivatives and hedging and, therefore, are excluded from the table.
(b)	Volumes are reported net of long and short positions.

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

The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position and collateral posted at March 31, 2011, and the additional collateral that would have been required to be posted had the lowest applicable credit rating been reduced one level and to below investment grade were:

(Millions of Dollars)	Con Edison(a)		CECONY(a)
Aggregate fair value – net liabilities	$172		$92
Collateral posted	$68		$51	(b)
Additional collateral(c) (downgrade one level from current ratings(d))	$11		$6
Additional collateral(c) (downgrade to below investment grade from current ratings(d))	$140	(e)	$52	(e)

(a)	Non-derivative transactions for the purchase and sale of electricity and gas and qualifying derivative instruments, which have been designated as normal purchases or normal sales, are excluded from the table. These transactions primarily include purchases of electricity from independent system operators. In the event the Utilities and Con Edison’s competitive energy businesses were no longer extended unsecured credit for such purchases, the Companies would be required to post collateral, which at March 31, 2011, would have amounted to an estimated $127 million for Con Edison, including $33 million for CECONY. For certain other such non-derivative transactions, the Companies could be required to post collateral under certain circumstances, including in the event counterparties had reasonable grounds for insecurity.
(b)	Across the Utilities’ energy derivative positions, credit limits for the same counterparties are generally integrated. At March 31, 2011, the Utilities posted combined collateral of $68 million, including an estimated $17 million attributable to O&R.
(c)	The Companies measure the collateral requirements by taking into consideration the fair value amounts of derivative instruments that contain credit-risk-related contingent features that are in a net liabilities position plus amounts owed to counterparties for settled transactions and amounts required by counterparties for minimum financial security. The fair value amounts represent unrealized losses, net of any unrealized gains where the Companies have a legally enforceable right of setoff.
(d)	The current ratings are Moody’s, S&P and Fitch long-term credit rating of, as applicable, Con Edison (Baa1/BBB+/BBB+), CECONY (A3/A-/A-) or O&R (Baa1/A-/A-). Credit ratings assigned by rating agencies are expressions of opinions that are subject to revision or withdrawal at any time by the assigning rating agency.
(e)	Derivative instruments that are net assets have been excluded from the table. At March 31, 2011, if Con Edison had been downgraded to below investment grade, it would have been required to post additional collateral for such derivative instruments of not more than $24 million.

Interest Rate Swap

O&R has an interest rate swap pursuant to which it pays a fixed-rate of 6.09 percent and receives a LIBOR-based variable rate. The fair value of this interest rate swap at March 31, 2011 was an unrealized loss of $10 million, which has been included in Con Edison’s consolidated balance sheet as a noncurrent liability/fair value of derivative liabilities and a regulatory asset. The change in the fair value of the swap for the three months ended March 31, 2011 was not material. In the event O&R’s credit rating was downgraded to BBB- or lower by S&P or Baa3 or lower by Moody’s, the swap counterparty could elect to terminate the agreement and, if it did so, the parties would then be required to settle the transaction.

Note J — Fair Value Measurements

Reference is made to Note P to the financial statements in Item 8 of the Form 10-K.

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2011 are summarized below.

	Level 1		Level 2		Level 3		Netting Adjustments (4)		Total
(Millions of Dollars)	Con Edison	CECONY	Con Edison	CECONY	Con Edison	CECONY	Con Edison	CECONY	Con Edison	CECONY
Derivative assets:
Commodity (1)	$2	$1	$71	$27	$140	$23	$(67)	$14	$146	$65
Other assets (3)	68	68	—	—	105	95	—	—	173	163
Total	$70	$69	$71	$27	$245	$118	$(67)	$14	$319	$228
Derivative liabilities:
Commodity	$3	$1	$184	$118	$176	$26	$(204)	$(71)	$159	$74
Transfer in (5) (6)	—	—	5	5	—	—	—	—	5	5
Transfer out (5) (6)	—	—	—	—	(5)	(5)	—	—	(5)	(5)
Commodity (1)	$3	$1	$189	$123	$171	$21	$(204)	$(71)	$159	$74
Interest rate contract (2)	—	—	—	—	10	—	—	—	10	—
Total	$3	$1	$189	$123	$181	$21	$(204)	$(71)	$169	$74

(1)	A significant portion of the commodity derivative contracts categorized in Level 3 is valued using either an industry acceptable model or an internally developed model with observable inputs. The models also include some less readily observable inputs resulting in the classification of the entire contract as Level 3. See Note I.
(2)	See Note I.
(3)	Other assets are comprised of assets such as life insurance contracts within the Deferred Income Plan and Supplemental Retirement Income Plans, held in rabbi trusts.
(4)	Amounts represent the impact of legally-enforceable master netting agreements that allow the Companies to net gain and loss positions and cash collateral held or placed with the same counterparties.
(5)	The Companies’ policy is to recognize transfers into and transfers out of the levels at the end of the reporting period.
(6)	Transferred from Level 3 to Level 2 because of availability of observable market data due to decrease in the terms of certain contracts from beyond one year as of December 31, 2010 to less than one year as of March 31, 2011.

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2010 are summarized below.

	Level 1		Level 2		Level 3		Netting Adjustments (4)		Total
(Millions of Dollars)	Con Edison	CECONY	Con Edison	CECONY	Con Edison	CECONY	Con Edison	CECONY	Con Edison	CECONY
Derivative assets:
Commodity (1)	$2	$1	$72	$21	$144	$13	$(112)	$13	$106	$48
Other assets (3)	65	64	—	—	101	92	—	—	166	156
Total	$67	$65	$72	$21	$245	$105	$(112)	$13	$272	$204
Derivative liabilities:
Commodity	$4	$2	$270	$177	$205	$12	$(288)	$(91)	$191	$100
Transfer in (5) (6) (7)	—	—	(36)	(36)	(9)	(9)	—	—	(45)	(45)
Transfer out (5) (6) (7)	—	—	9	9	36	36	—	—	45	45
Commodity (1)	$4	$2	$243	$150	$232	$39	$(288)	$(91)	$191	$100
Interest rate contract (2)	—	—	—	—	10	—	—	—	10	—
Total	$4	$2	$243	$150	$242	$39	$(288)	$(91)	$201	$100
(1)	A significant portion of the commodity derivative contracts categorized in Level 3 is valued using either an industry acceptable model or an internally developed model with observable inputs. The models also include some less readily observable inputs resulting in the classification of the entire contract as Level 3. See Note O to the financial statements in Item 8 of the Form 10-K.
(2)	See Note O to the financial statements in Item 8 of the Form 10-K.
(3)	Other assets are comprised of assets such as life insurance contracts within the Deferred Income Plan and Supplemental Retirement Income Plans, held in rabbi trusts.
(4)	Amounts represent the impact of legally-enforceable master netting agreements that allow the Companies to net gain and loss positions and cash collateral held or placed with the same counterparties.
(5)	The Companies’ policy is to recognize transfers into and transfers out of the levels at the end of the reporting period.
(6)	Transferred from Level 2 to Level 3 because of reassessment of the levels in the fair value hierarchy within which certain inputs fall.
(7)	Transferred from Level 3 to Level 2 because of availability of observable market data due to decrease in the terms of certain contracts from beyond one year as of December 31, 2009 to less than one year as of December 31, 2010.

The table listed below provides a reconciliation of the beginning and ending net balances for assets and liabilities measured at fair value as of March 31, 2011 and 2010 and classified as Level 3 in the fair value hierarchy below.

	For the Three Months Ended March 31, 2011
		Total Gains/(Losses) – Realized and Unrealized
(Millions of Dollars)	Beginning Balance as of January 1, 2011	Included in Earnings	Included in Regulatory Assets and Liabilities	Purchases	Issuances	Sales	Settlements	Transfer In/Out of Level 3	Ending Balance as of March 31, 2011
Con Edison
Derivatives:
Commodity	$(88)	$33	$40	$10	$—	$—	$(21)	$(5)	$(31)
Interest rate contract	(10)	(1)	—	—	—	—	1	—	(10)
Other assets (1)	101	2	2	—	—	—	—	—	105
Total	$3	$34	$42	$10	$—	$—	$(20)	$(5)	$64
CECONY
Derivatives:
Commodity	$(26)	$(1)	$27	$10	$—	$—	$(3)	$(5)	$2
Other assets(1)	92	2	1	—	—	—	—	—	95
Total	$66	$1	$28	$10	$—	$—	$(3)	$(5)	$97

(1)	Amounts included in earnings are reported in investment and other income on the consolidated income statement.

	For the Three Months Ended March 31, 2010
		Total Gains/(Losses) – Realized and Unrealized
(Millions of Dollars)	Beginning Balance as of January 1, 2010	Included in Earnings	Included in Regulatory Assets and Liabilities	Purchases	Issuances	Sales	Settlements	Transfer In/Out of Level 3	Ending Balance as of March 31, 2010
Con Edison
Derivatives:
Commodity	$(59)	$(44)	$(72)	$—	$—	$—	$7	$—	$(168)
Interest rate contract	(11)	(1)	—	—	—	—	1	—	(11)
Other assets (1)	92	—	1	—	—	—	—	—	93
Total	$22	$(45)	$(71)	$—	$—	$—	$8	$—	$(86)
CECONY
Derivatives:
Commodity	$(5)	$(5)	$(33)	$—	$—	$—	$(5)	$—	$(48)
Other assets(1)	83	—	1	—	—	—	—	—	84
Total	$78	$(5)	$(32)	$—	$—	$—	$(5)	$—	$36
(1)	Amounts included in earnings are reported in investment and other income on the consolidated income statement.

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

For the competitive energy businesses, realized and unrealized gains and losses on Level 3 commodity derivative assets and liabilities are reported in non-utility revenues ($2 million loss and $60 million gain) and purchased power costs ($41 million gain and $89 million loss) on the consolidated income statement for the three months ended March 31, 2011 and 2010, respectively. The change in fair value relating to Level 3 commodity derivative assets held at March 31, 2011 and 2010 is included in non-utility revenues ($12 million loss and $46 million gain), and purchased power costs ($29 million gain and $71 million loss) on the consolidated income statement for the three months ended March 31, 2011 and 2010, respectively.

The accounting rules for fair value measurements and disclosures require consideration of the impact of nonperformance risk (including credit risk) from a market participant perspective in the measurement of the fair value of assets and liabilities. At March 31, 2011, the Companies determined that nonperformance risk would have no material impact on their financial position or results of operations. To assess nonperformance risk, the Companies considered information such as collateral requirements, master netting arrangements, letters of credit and parent company guarantees, and applied a market-based method by using the counterparty’s (for an asset) or the Companies’ (for a liability) credit default swaps rates.

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

This MD&A should be read in conjunction with the First Quarter Financial Statements and the notes thereto and the MD&A in Item 7 of the Companies’ combined Annual Report on Form 10-K for the year ended December 31, 2010 (File Nos. 1-14514 and 1-1217, the Form 10-K).

Information in any item of this report referred to in this discussion and analysis is incorporated by reference herein. The use of terms such as “see” or “refer to” shall be deemed to incorporate by reference into this discussion and analysis the information to which reference is made.

Con Edison, incorporated in New York State in 1997, is a holding company which owns all of the outstanding common stock of CECONY, Orange and Rockland Utilities, Inc. (O&R) and the competitive energy businesses. As used in this report, the term the “Utilities” refers to CECONY and O&R.

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

Competitive Energy Businesses

Con Edison pursues competitive energy opportunities through three wholly-owned subsidiaries: Con Edison Solutions, Con Edison Energy and Con Edison Development. These businesses include the sales and related hedging of electricity to wholesale and retail customers, sales of certain energy-related products and services, and participation in energy infrastructure projects. At March 31, 2011, Con Edison’s equity investment in its competitive energy businesses was $361 million and their assets amounted to $841 million.

Certain financial data of Con Edison’s businesses is presented below:

	Three months ended March 31, 2011				At March 31, 2011
(Millions of Dollars, except percentages)	Operating Revenues		Net Income for Common Stock		Assets
CECONY	$2,709	81%	$268	86%	$32,396	90%
O&R	241	7%	19	6%	2,318	6%
Total Utilities	2,950	88%	287	92%	34,714	96%
Con Edison Solutions (a)	344	10%	27	9%	280	1%
Con Edison Energy (a)	66	2%	—	—%	77	—%
Con Edison Development	1	—%	—	—%	484	1%
Other(b)	(12)	—%	(3)	(1)%	631	2%
Total Con Edison	$3,349	100%	$311	100%	$36,186	100%

(a)	Net income from the competitive energy businesses for the three months ended March 31, 2011 includes $22 million of net after-tax mark-to-market gains (Con Edison Solutions, $20 million and Con Edison Energy, $2 million).
(b)	Represents inter-company and parent company accounting. See “Results of Operations,” below.

Con Edison’s net income for common stock for the three months ended March 31, 2011 was $311 million or $1.07 a share ($1.06 on a diluted basis) compared with $226 million or $0.80 a share (basic and diluted basis) for the three months ended March 31, 2010. See “Results of Operations – Summary,” below. For segment financial information, see Note H to the First Quarter Financial Statements and “Results of Operations,” below.

Results of Operations — Summary

Net income for common stock for the three months ended March 31, 2011 and 2010 was as follows:

(Millions of Dollars)	2011	2010
CECONY	$268	$243
O&R	19	13
Competitive energy businesses(a)	27	(28)
Other(b)	(3)	(2)
Con Edison	$311	$226

(a)	Includes $22 million and $(38) million of net after-tax mark-to-market gains/(losses) in the three months ended March 31, 2011 and 2010, respectively.
(b)	Consists of inter-company and parent company accounting.

The Companies’ results of operations for the three months ended March 31, 2011, as compared with the 2010 period, reflect changes in the Utilities’ rate plans. These rate plans provide for additional revenues to cover expected increases in certain operations and maintenance expenses and depreciation and property taxes. The results of operations include the operating results of the competitive energy businesses, including net mark-to-market effects.

Operations and maintenance expenses were lower in the three months ended March 31, 2011 compared with the 2010 period reflecting lower costs for employee health insurance, demand management programs and savings from cost control efforts, offset in part by winter storm related emergency response costs and higher regulatory assessments in the 2011 period. Depreciation and property taxes were higher in the 2011 period reflecting primarily the impact from higher utility plant balances.

The following table presents the estimated effect on earnings per share and net income for common stock for the three months ended March 31, 2011 as compared with the 2010 period, resulting from these and other major factors:

	Earnings per Share	Net Income for Common Stock (Millions of Dollars)
CECONY
Rate plans, primarily to recover increases in certain costs	$0.18	$51
Operations and maintenance expense	0.02	7
Depreciation, property taxes and other tax matters	(0.10)	(29)
Net interest expense	0.01	4
Other (includes dilutive effect of new stock issuances)	(0.05)	(8)
Total CECONY	0.06	25
O&R	0.02	6
Competitive energy businesses
Earnings excluding net mark-to-market effects	(0.02)	(5)
Net mark-to-market effects	0.21	60
Total competitive energy businesses	0.19	55
Other, including parent company expenses	—	(1)
Total variations	$0.27	$85

See “Results of Operations” below for further discussion and analysis of results of operations.

Risk Factors

The Companies’ businesses are influenced by many factors that are difficult to predict, and that involve uncertainties that may materially affect actual operating results, cash flows and financial condition. See “Risk Factors” in Item 1A of the Form 10-K.

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

Changes in the Companies’ cash and temporary cash investments resulting from operating, investing and financing activities for the three months ended March 31, 2011 and 2010 are summarized as follows:

Con Edison

(Millions of Dollars)	2011	2010	Variance
Operating activities	$362	$1	$361
Investing activities	(496)	(460)	(36)
Financing activities	312	286	26
Net change	178	(173)	351
Balance at beginning of period	338	260	78
Balance at end of period	$516	$87	$429

CECONY

(Millions of Dollars)	2011	2010	Variance
Operating activities	$72	$22	$50
Investing activities	(413)	(441)	28
Financing activities	291	317	(26)
Net change	(50)	(102)	52
Balance at beginning of period	78	131	(53)
Balance at end of period	$28	$29	$(1)

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

Net cash flows from operating activities for the three months ended March 31, 2011 for Con Edison and CECONY were $361 million and $50 million higher, respectively, than in the 2010 period. For Con Edison, this increase reflects primarily the receipt of refunds in 2011, at the parent company, for estimated federal income tax payments made in 2010 by the company prior to the determination that the company had no current federal income tax liability for 2010. For Con Edison, this increase also reflects lower cash collateral paid to brokers and counterparties generally reflecting higher commodity prices for derivative transactions.

The change in net cash flows also reflects the timing of payments for and recovery of energy costs. This timing is reflected within changes to accounts receivable – customers, recoverable energy costs and accounts payable balances.

Cash Flows Used in Investing Activities

Net cash flows used in investing activities for Con Edison and CECONY were $36 million higher and $28 million lower, respectively, for the three months ended March 31, 2011 compared with the 2010 period. The increase for Con Edison reflects primarily a loan to an affiliate for a solar project offset in part by lower construction expenditures in the 2011 period. The decrease for CECONY reflects primarily lower construction expenditures in the 2011 period.

Cash Flows from Financing Activities

Net cash flows from financing activities for Con Edison increased $26 million in the three months ended March 31, 2011 compared with the 2010 period. Net cash flows from financing activities for CECONY decreased $26 million in the three months ended March 31, 2011 compared with the 2010 period.

Cash flows from financing activities for the three months ended March 31, 2011 and 2010 reflect the issuance of Con Edison common shares through its dividend reinvestment and employee stock plans (2011: 0.7 million shares for $25 million, 2010: 0.6 million shares for $14 million). In addition, as a result of the stock plan issuances, cash used to pay common stock dividends was reduced by $3 million and $12 million in the 2011 and 2010 periods, respectively.

Cash flows from financing activities of the Companies also reflect commercial paper issuance (included on the consolidated balance sheets as “Notes payable”). The commercial paper amounts outstanding at March 31, 2011 and March 31, 2010 and the average daily balances for the three months ended March 31, 2011 and 2010 for Con Edison and CECONY were as follows:

	2011		2010
(Millions of Dollars, except Weighted Average Yield)	Outstanding at March 31	Daily average	Outstanding at March 31	Daily average
Con Edison	$464	$140	$475	$297
CECONY	$464	$140	$475	$296
Weighted average yield	0.3%	0.3%	0.3%	0.3%

Common stock issuances and external borrowings are sources of liquidity that could be affected by changes in credit ratings, financial performance and capital market conditions.

Other Changes in Assets and Liabilities

The following table shows changes in certain assets and liabilities at March 31, 2011, compared with December 31, 2010.

	Con Edison	CECONY
(Millions of Dollars)	2011 vs. 2010 Variance	2011 vs. 2010 Variance
Assets
Prepayments	$217	$291
Regulatory asset – Unrecognized pension and other postretirement costs	(297)	(279)
Accrued unbilled revenue	(220)	(185)

Liabilities
Deferred income taxes and investment tax credits	269	238
Pension and retiree benefits	(628)	(620)
Regulatory liability – Net unbilled revenue	(103)	(103)

Prepayments and Deferred Income Taxes and Investment Tax Credits

The increase in prepayments for Con Edison and CECONY, reflects primarily CECONY’s January 2011 payment of its New York City semi-annual property taxes, offset by three months of amortization, while the December 2010 balance reflects a full amortization of the previous semi-annual prepayment. For Con Edison, this increase is offset by the receipt of refunds in 2011 for estimated federal income tax payments made in 2010 by the company prior to the determination that the company had no current federal income tax liability for 2010. See “Cash Flows from Operating Activities,” above.

The increase in the liability for deferred income taxes and investment tax credits reflects the timing of the deduction of expenditures for utility plant which resulted in amounts being collected from customers to pay income taxes in advance of when the income tax payments will be required. See “Cash Flows from Operating Activities,” above.

Accrued Unbilled Revenues/Net Unbilled Revenues

The decrease in accrued unbilled revenues and the regulatory liability for net unbilled revenues reflects primarily the colder weather in December 2010 compared with March 2011.

Regulatory Asset for Unrecognized Pension and Other Postretirement Costs and Noncurrent Liability for Pension and Retiree Benefits

The decreases in the regulatory asset for unrecognized pension and other postretirement benefit costs and the noncurrent liability for pension and retiree benefits reflect the final actuarial valuation of the underfunding of the pension and other retiree benefit plans as measured at December 31, 2010, in accordance with the accounting rules for pensions and the year’s amortization of accounting costs. The decrease in the noncurrent liability for pension and retiree benefits also reflects the contributions to the pension plan made by CECONY in 2011. See Notes E and F to the First Quarter Financial Statements.

Capital Requirements and Resources

At March 31, 2011, there was no material change in the Companies’ capital requirements and resources compared to those disclosed under “Capital Requirements and Resources – Capital Resources” in Item 1 of the Form 10-K, other than as described below.

For each of the Companies, the ratio of earnings to fixed charges (Securities and Exchange Commission basis) for the three months ended March 31, 2011 and 2010 and the twelve months ended December 31, 2010 was:

	Earnings to Fixed Charges (Times)
	For the Three Months Ended March 31, 2011	For the Three Months Ended March 31, 2010	For the Twelve Months Ended December 31, 2010
Con Edison	3.9	3.1	3.3
CECONY	3.9	3.7	3.4

For each of the Companies, the common equity ratio at March 31, 2011 and December 31, 2010 was:

	Common Equity Ratio (Percent of total capitalization)
	March 31, 2011	December 31, 2010
Con Edison	50.8	50.4
CECONY	50.2	49.9

Contractual Obligations

At March 31, 2011, there were no material changes in the Companies’ aggregate obligation to make payments pursuant to contracts compared to those discussed under “Capital Requirements and Resources –Contractual Obligations” in Item 1 of the Form 10-K.

Regulatory Matters

For Information about the Utilities’ rate plans and other regulatory matters affecting the Companies, see “Utility Regulation” in Item 1 of the Form 10-K and “Rate Agreements” in Note B to the financial statements in Item 8 of the Form 10-K and Note B to the First Quarter Financial Statements.

Financial and Commodity Market Risks

The Companies are subject to various risks and uncertainties associated with financial and commodity markets. The most significant market risks include interest rate risk, commodity price risk, credit risk and investment risk. At March 31, 2011, there were no material changes in the Companies’ financial and commodity market risks compared to those discussed under “Financial and Commodity Market Risks” in Item 7 of the Form 10-K, other than as described below and in Note I to the First Quarter Financial Statements.

Commodity Price Risk

Con Edison’s commodity price risk relates primarily to the purchase and sale of electricity, gas and related derivative instruments. The Utilities and Con Edison’s competitive energy businesses have risk management strategies to mitigate their related exposures. See Note I to the First Quarter Financial Statements.

Con Edison estimates that, as of March 31, 2011, a 10 percent decline in market prices would result in a decline in fair value of $107 million for the derivative instruments used by the Utilities to hedge purchases of electricity and gas, of which $88 million is for CECONY and $19 million is for O&R. Con Edison expects that any such change in fair value would be largely offset by directionally opposite changes in the cost of the electricity and gas purchased. In accordance with provisions approved by state regulators, the Utilities generally recover from customers the costs they incur for energy purchased for their customers, including gains and losses on certain derivative instruments used to hedge energy purchased and related costs. See “Recoverable Energy Costs” in Note A to the financial statements in Item 8 of the Form 10-K.

Con Edison’s competitive energy businesses use a value-at-risk (VaR) model to assess the market risk of their electricity and gas commodity fixed-price purchase and sales commitments, physical forward contracts and commodity derivative instruments. VaR represents the potential change in fair value of instruments or the portfolio due to changes in market factors, for a specified time period and confidence level. These businesses estimate VaR across their electricity and natural gas commodity businesses using a delta-normal variance/covariance model with a 95 percent confidence level. Since the VaR calculation involves complex methodologies and estimates and assumptions that are based on past experience, it is not necessarily indicative of future results. VaR for transactions associated with hedges on generating assets and commodity contracts, assuming a one-day holding period, for the three months ended March 31, 2011 and the year ended December 31, 2010 was as follows:

	March 31, 2011	December 31, 2010
	(Millions of Dollars)
95% Confidence Level, One-Day Holding Period
Average for the period	$1	$1
High	1	1
Low	—	—

Credit Risk

The Companies are exposed to credit risk related to transactions entered into primarily for the various energy supply and hedging activities by the Utilities and the competitive energy businesses. Credit risk relates to the loss that may result from a counterparty’s nonperformance. The Companies use credit policies to manage this risk, including an established credit approval process, monitoring of counterparty limits, netting provisions within agreements and collateral or prepayment arrangements, credit insurance and credit default swaps. The Companies measure credit risk exposure as the replacement cost for open energy commodity and derivative positions plus amounts owed from counterparties for settled transactions. The replacement cost of open positions represents unrealized gains, net of any unrealized losses where the Companies have a legally enforceable right of setoff. See “Credit Exposure” in Note I to the First Quarter Financial Statements.

Environmental Matters

For information concerning climate change, environmental sustainability, potential liabilities arising from laws and regulations protecting the environment and other environmental matters, see “Environmental Matters” in Item 1 of the Form 10-K and Notes F and G to the First Quarter Financial Statements.

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

Results of Operations

See “Results of Operations – Summary,” above.

Results of operations reflect, among other things, the Companies’ accounting policies (see “Application of Critical Accounting Policies,” in Item 7 of the Form 10-K) and rate plans that limit the rates the Utilities can charge their customers (see “Utility Regulation” in Item 1 of the Form 10-K). Under the revenue decoupling mechanisms currently applicable to CECONY’s electric and gas businesses and O&R’s electric and gas businesses in New York, the Utilities’ delivery revenues generally will not be affected by changes in delivery volumes from levels assumed when rates were approved. Revenues for CECONY’s steam business and O&R’s businesses in New Jersey and Pennsylvania are affected by changes in delivery volumes resulting from weather, economic conditions and other factors. See Note B to the First Quarter Financial Statements.

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

Con Edison’s principal business segments are CECONY’s regulated electric, gas and steam utility activities, O&R’s regulated electric and gas utility activities and Con Edison’s competitive energy businesses. CECONY’s principal business segments are its regulated electric, gas and steam utility activities. A discussion of the results of operations by principal business segment for the three months ended March 31, 2011 and 2010 follows. For additional business segment financial information, see Note H to the First Quarter Financial Statements.

Three Months Ended March 31, 2011 Compared with Three Months Ended March 31, 2010

The Companies’ results of operations in 2011 compared with 2010 were:

	CECONY		O&R		Competitive Energy Businesses and Other (a)		Con Edison (b)
(Millions of Dollars)	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent
Operating revenues	$(9)	(0.3)%	$(10)	(4.0)%	$(94)	(19.1)%	$(113)	(3.3)%
Purchased power	(69)	(12.5)	(18)	(20.9)	(191)	(37.8)	(278)	(24.3)
Fuel	26	17.3	N/A	N/A	—	—	26	17.3
Gas purchased for resale	(31)	(10.5)	(5)	(11.4)	1	20.0	(35)	(10.2)
Operating revenues less purchased power, fuel and gas purchased for resale (net revenues)	65	3.8	13	10.7	96	Large	174	9.5
Other operations and maintenance	(11)	(1.8)	2	2.9	5	20.0	(4)	(0.6)
Depreciation and amortization	13	6.8	1	9.1	—	—	14	6.9
Taxes, other than income taxes	29	7.1	—	—	1	25.0	30	7.0
Operating income	34	6.6	10	35.7	90	Large	134	27.2
Other income less deductions	—	—	1	Large	—	—	1	12.5
Net interest expense	(1)	(0.7)	2	25.0	2	40.0	3	2.0
Income before income tax expense	35	9.2	9	45.0	88	Large	132	37.6
Income tax expense	10	7.4	3	42.9	34	Large	47	38.5
Net income for common stock	$25	10.3%	$6	46.2%	$54	Large	$85	37.6%

(a)	Includes inter-company and parent company accounting.
(b)	Represents the consolidated financial results of Con Edison and its businesses.

CECONY

	Three Months Ended March 31, 2011				Three Months Ended March 31, 2010
(Millions of Dollars)	Electric	Gas	Steam	2011 Total	Electric	Gas	Steam	2010 Total	2011-2010 Variation
Operating revenues	$1,721	$663	$325	$2,709	$1,728	$683	$307	$2,718	$(9)
Purchased power	464	—	19	483	529	—	23	552	(69)
Fuel	76	—	100	176	60	—	90	150	26
Gas purchased for resale	—	263	—	263	—	294	—	294	(31)
Net revenues	1,181	400	206	1,787	1,139	389	194	1,722	65
Operations and maintenance	459	103	35	597	468	88	52	608	(11)
Depreciation and amortization	161	27	16	204	151	25	15	191	13
Taxes, other than income taxes	344	66	30	440	325	61	25	411	29
Operating income	$217	$204	$125	$546	$195	$215	$102	$512	$34

Electric

CECONY’s results of electric operations for the three months ended March 31, 2011 compared with the 2010 period is as follows:

	Three Months Ended
(Millions of Dollars)	March 31, 2011	March 31, 2010	Variation
Operating revenues	$1,721	$1,728	$(7)
Purchased power	464	529	(65)
Fuel	76	60	16
Net revenues	1,181	1,139	42
Operations and maintenance	459	468	(9)
Depreciation and amortization	161	151	10
Taxes, other than income taxes	344	325	19
Electric operating income	$217	$195	$22

CECONY’s electric sales and deliveries, excluding off-system sales, for the three months ended March 31, 2011 compared with the 2010 period were:

	Millions of kWhs Delivered				Revenues in Millions
	Three Months Ended				Three Months Ended
Description	March 31, 2011	March 31, 2010	Variation	Percent Variation	March 31, 2011	March 31, 2010	Variation	Percent Variation
Residential/Religious (a)	2,664	2,671	(7)	(0.3)%	$648	$633	$15	2.4%
Commercial/Industrial	2,860	2,994	(134)	(4.5)	561	554	7	1.3
Retail access customers	5,558	5,385	173	3.2	474	468	6	1.3
NYPA, Municipal Agency and other sales	2,774	2,898	(124)	(4.3)	117	120	(3)	(2.5)
Other operating revenues	—	—	—	—	(79)	(47)	(32)	(68.1)
Total	13,856	13,948	(92)	(0.7)%	$1,721	$1,728	$(7)	(0.4)%

(a)	“Residential/Religious” generally includes single-family dwellings, individual apartments in multi-family dwellings, religious organizations and certain other not-for-profit organizations.

CECONY’s electric operating revenues decreased $7 million in the three months ended March 31, 2011 compared with the 2010 period due primarily to lower purchased power costs ($65 million), offset in part by higher revenues from the electric rate plan ($50 million). The change in rate plan revenues reflects, among other things, reductions in revenues pursuant to the rate plan’s revenue decoupling mechanism ($28 million) and reconciliations of costs for municipal infrastructure support and capital expenditures ($5 million). CECONY’s revenues from electric sales are subject to a revenue decoupling mechanism, as a result of which delivery revenues generally are not affected by changes in delivery volumes from levels assumed when rates were approved. Other electric operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the revenue decoupling mechanism and other provisions of the company’s rate plans. See “Rate Agreements – CECONY – Electric” in Note B to the financial statements in Item 8 of the Form 10-K.

Electric delivery volumes in CECONY’s service area decreased 0.7 percent in the three months ended March 31, 2011 compared with the 2010 period. After adjusting for variations, principally weather and billing days, electric delivery volumes in CECONY’s service area decreased 1.3 percent in the three months ended March 31, 2011 compared with the 2010 period.

CECONY’s electric fuel costs increased $16 million in the three months ended March 31, 2011 compared with the 2010 period due to higher sendout volumes from the company’s electric generating facilities ($11 million) and unit costs ($5 million). Electric purchased power costs decreased $65 million in the three months ended March 31, 2011 compared with the 2010 period due to a decrease in unit costs ($42 million) and purchased volumes ($23 million).

CECONY’s electric operating income increased $22 million in the three months ended March 31, 2011 compared with the 2010 period. The increase reflects primarily higher net revenues ($42 million, due primarily to the electric rate plan, including the collection of a surcharge for a New York State assessment) and lower operations and maintenance costs ($9 million). The lower operations and maintenance costs reflect primarily lower costs for injuries and damages ($6 million), employees’ health and group life insurance ($6 million), pension ($3 million) and cost control efforts, offset in part by an increase in the surcharge for a New York State assessment ($5 million) and winter storm related emergency response costs ($5 million). The increase in electric operating income was offset by higher depreciation and amortization ($10 million) and taxes, other than income taxes ($19 million, principally property taxes). See “Regulatory Assets and Liabilities” in Note B to the First Quarter Financial Statements.

Gas

CECONY’s results of gas operations for the three months ended March 31, 2011 compared with the 2010 period is as follows:

	Three Months Ended
(Millions of Dollars)	March 31, 2011	March 31, 2010	Variation
Operating revenues	$663	$683	$(20)
Gas purchased for resale	263	294	(31)
Net revenues	400	389	11
Operations and maintenance	103	88	15
Depreciation and amortization	27	25	2
Taxes, other than income taxes	66	61	5
Gas operating income	$204	$215	$(11)

CECONY’s gas sales and deliveries, excluding off-system sales, for the three months ended March 31, 2011 compared with the 2010 period were:

	Thousands of dths Delivered				Revenues in Millions
	Three Months Ended				Three Months Ended
Description	March 31, 2011	March 31, 2010	Variation	Percent Variation	March 31, 2011	March 31, 2010	Variation	Percent Variation
Residential	18,783	19,345	(562)	(2.9)%	$326	$346	$(20)	(5.8)%
General	13,250	11,482	1,768	15.4	152	163	(11)	(6.7)
Firm transportation	24,096	22,941	1,155	5.0	144	148	(4)	(2.7)
Total firm sales and transportation	56,129	53,768	2,361	4.4	622	657	(35)	(5.3)
Interruptible sales (a)	3,562	3,167	395	12.5	36	30	6	20.0
NYPA	5,820	6,042	(222)	(3.7)	1	1	—	—
Generation plants	12,359	12,265	94	0.8	7	8	(1)	(12.5)
Other	7,687	7,814	(127)	(1.6)	19	22	(3)	(13.6)
Other operating revenues	—	—	—	—	(22)	(35)	13	37.1
Total	85,557	83,056	2,501	3.0%	$663	$683	$(20)	(2.9)%

(a)	Includes 984 and 986 thousands of dths for the 2011 and 2010 period, respectively, which are also reflected in firm transportation and other.

CECONY’s gas operating revenues decreased $20 million in the three months ended March 31, 2011 compared with the 2010 period due primarily to a decrease in gas purchased for resale costs ($31 million), offset in part by higher revenues from the gas rate plans ($24 million). CECONY’s revenues from gas sales are subject to a weather normalization clause and a revenue decoupling mechanism as a result of which delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved. Other gas operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s rate plans. See “Rate Agreements – CECONY – Gas” in Note B to the financial statements in Item 8 of the Form 10-K.

CECONY’s sales and transportation volumes for firm customers increased 4.4 percent in the three months ended March 31, 2011 compared with the 2010 period. After adjusting for variations, principally weather and billing days, firm gas sales and transportation volumes in the company’s service area increased 1.2 percent in the three months ended March 31, 2011 reflecting an increase in the number of customers, offset in part by net transfers from firm service to interruptible service.

CECONY’s purchased gas cost decreased $31 million in the three months ended March 31, 2011 compared with the 2010 period due to lower unit costs ($50 million), offset by higher sendout volumes ($19 million).

CECONY’s gas operating income decreased $11 million in the three months ended March 31, 2011 compared with the 2010 period. The decrease reflects primarily higher operations and maintenance costs ($15 million, due primarily to an increase in the surcharge for a New York State assessment ($3 million) and pension expense ($7 million)), taxes, other than income taxes ($5 million, principally property taxes) and depreciation and amortization ($2 million), offset by higher net revenues ($11 million).

Steam

CECONY’s results of steam operations for the three months ended March 31, 2011 compared with the 2010 period is as follows:

	Three Months Ended
(Millions of Dollars)	March 31, 2011	March 31, 2010	Variation
Operating revenues	$325	$307	$18
Purchased power	19	23	(4)
Fuel	100	90	10
Net revenues	206	194	12
Operations and maintenance	35	52	(17)
Depreciation and amortization	16	15	1
Taxes, other than income taxes	30	25	5
Steam operating income	$125	$102	$23

CECONY’s steam sales and deliveries for the three months ended March 31, 2011 compared with the 2010 period were:

	Millions of Pounds Delivered				Revenues in Millions
	Three Months Ended				Three Months Ended
Description	March 31, 2011	March 31, 2010	Variation	Percent Variation	March 31, 2011	March 31, 2010	Variation	Percent Variation
General	334	61	273	Large	$15	$10	$5	50.0%
Apartment house	2,593	2,631	(38)	(1.4)	83	80	3	3.8
Annual power	6,541	6,523	18	0.3	234	218	16	7.3
Other operating revenues	—	—	—	—	(7)	(1)	(6)	Large
Total	9,468	9,215	253	2.7%	$325	$307	$18	5.9%

CECONY’s steam operating revenues increased $18 million in the three months ended March 31, 2011 compared with the 2010 period due primarily to higher fuel costs ($10 million), the net change in rates under the steam rate plans ($6 million) and colder winter weather in 2011 compared with the 2010 period ($8 million), offset in part by lower purchased power costs ($4 million). Other steam operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s rate plans. See “Rate Agreements – CECONY – Steam” in Note B to the financial statements in Item 8 of the Form 10-K.

Steam sales and delivery volumes increased 2.7 percent in the three months ended March 31, 2011 compared with the 2010 period. After adjusting for variations, principally weather and billing days, steam sales and deliveries decreased 2.4 percent in the three months ended March 31, 2011 reflecting lower average normalized use per customer.

CECONY’s steam purchased fuel costs increased $10 million in the three months ended March 31, 2011 compared with the 2010 period due to higher unit costs ($5 million) and sendout volumes ($5 million). Steam purchased power costs decreased $4 million in the three months ended March 31, 2011 compared with the 2010 period due to a decrease in unit costs ($5 million), offset by an increase in purchased volumes ($1 million).

Steam operating income increased $23 million in the three months ended March 31, 2011 compared with the 2010 period. The increase reflects primarily higher net revenues ($12 million) and lower operations and maintenance costs ($17 million, due primarily to lower pension expense ($13 million)), offset by higher taxes, other than income taxes ($5 million, principally property taxes) and depreciation and amortization ($1 million).

O&R

	Three Months Ended March 31, 2011			Three Months Ended March 31, 2010
(Millions of Dollars)	Electric	Gas	2011 Total	Electric	Gas	2010 Total	2011-2010 Variation
Operating revenues	$149	$92	$241	$161	$90	$251	$(10)
Purchased power	68	—	68	86	—	86	(18)
Gas purchased for resale	—	39	39	—	44	44	(5)
Net revenues	81	53	134	75	46	121	13
Operations and maintenance	53	18	71	53	16	69	2
Depreciation and amortization	9	3	12	8	3	11	1
Taxes, other than income taxes	9	4	13	9	4	13	—
Operating income	$10	$28	$38	$5	$23	$28	$10

Electric

O&R’s results of electric operations for the three months ended March 31, 2011 compared with the 2010 period is as follows:

	Three Months Ended
(Millions of Dollars)	March 31, 2011	March 31, 2010	Variation
Operating revenues	$149	$161	$(12)
Purchased power	68	86	(18)
Net revenues	81	75	6
Operations and maintenance	53	53	—
Depreciation and amortization	9	8	1
Taxes, other than income taxes	9	9	—
Electric operating income	$10	$5	$5

O&R’s electric sales and deliveries, excluding off-system sales, for the three months ended March 31, 2011 compared with the 2010 period were:

	Millions of kWhs Delivered				Revenues in Millions
	Three Months Ended				Three Months Ended
Description	March 31, 2011	March 31, 2010	Variation	Percent Variation	March 31, 2011	March 31, 2010	Variation	Percent Variation
Residential/Religious(a)	429	448	(19)	(4.2)%	$74	$80	$(6)	(7.5)%
Commercial/Industrial	316	382	(66)	(17.3)	41	54	(13)	(24.1)
Retail access customers	625	507	118	23.3	33	26	7	26.9
Public authorities	24	27	(3)	(11.1)	3	3	—	—
Other operating revenues	—	—	—	—	(2)	(2)	—	—
Total	1,394	1,364	30	2.2%	$149	$161	$(12)	(7.5)%

(a)	“Residential/Religious” generally includes single-family dwellings, individual apartments in multi-family dwellings, religious organizations and certain other not-for-profit organizations.

O&R’s electric operating revenues decreased $12 million in the three months ended March 31, 2011 compared with the 2010 period due primarily to lower costs for purchased power ($18 million). O&R’s New York electric delivery revenues are subject to a revenue decoupling mechanism, as a result of which, delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved. O&R’s electric sales in New Jersey and Pennsylvania are not subject to a decoupling mechanism, and as a result, changes in such volumes do impact revenues. Other electric operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s electric rate plan. See Note B to the First Quarter Financial Statements and “Rate Agreements – O&R – Electric” in Note B to the financial statements in Item 8 of the Form 10-K.

Electric delivery volumes in O&R’s service area increased 2.2 percent in the three months ended March 31, 2011 compared with the 2010 period. After adjusting for weather variations, electric delivery volumes in O&R’s service area increased 1.0 percent in the three months ended March 31, 2011 compared with the 2010 period reflecting higher average normalized use per customer.

Electric operating income increased $5 million in the three months ended March 31, 2011 compared with the 2010 period. The increase reflects primarily higher net revenues ($6 million), offset by higher depreciation and amortization ($1 million).

Gas

O&R’s results of gas operations for the three months ended March 31, 2011 compared with the 2010 period is as follows:

	Three Months Ended
(Millions of Dollars)	March 31, 2011	March 31, 2010	Variation
Operating revenues	$92	$90	$2
Gas purchased for resale	39	44	(5)
Net revenues	53	46	7
Operations and maintenance	18	16	2
Depreciation and amortization	3	3	—
Taxes, other than income taxes	4	4	—
Gas operating income	$28	$23	$5

O&R’s gas sales and deliveries, excluding off-system sales, for the three months ended March 31, 2011 compared with the 2010 period were:

	Thousands of dths Delivered				Revenues in Millions
	Three Months Ended				Three Months Ended
Description	March 31, 2011	March 31, 2010	Variation	Percent Variation	March 31, 2011	March 31, 2010	Variation	Percent Variation
Residential	3,774	3,525	249	7.1%	$53	$50	$3	6.0%
General	737	710	27	3.8	9	9	—	—
Firm transportation	5,296	4,678	618	13.2	31	25	6	24.0
Total firm sales and transportation	9,807	8,913	894	10.0	93	84	9	10.7
Interruptible sales	1,311	1,411	(100)	(7.1)	1	6	(5)	(83.3)
Generation plants	98	140	(42)	(30.0)	—	—	—	—
Other	399	369	30	8.1	—	—	—	—
Other gas revenues	—	—	—	—	(2)	—	(2)	Large
Total	11,615	10,833	782	7.2%	$92	$90	$2	2.2%

O&R’s gas operating revenues increased $2 million in the three months ended March 31, 2011 compared with the 2010 period due primarily to the gas rate plan, offset in part by the decrease in gas purchased for resale ($5 million).

Sales and transportation volumes for firm customers increased 10.0 percent in the three months ended March 31, 2011 compared with the 2010 period. After adjusting for weather and other variations, total firm sales and transportation volumes decreased 0.4 percent in the three months ended March 31, 2011 compared with the 2010 period. O&R’s New York revenues from gas sales are subject to a weather normalization clause and a revenue decoupling mechanism, as a result of which delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved.

Gas operating income increased $5 million in the three months ended March 31, 2011 compared with the 2010 period. The increase reflects primarily higher net revenues ($7 million), offset by higher operations and maintenance costs ($2 million).

Competitive Energy Businesses

The competitive energy business’s results of operations for the three months ended March 31, 2011 compared with the 2010 period is as follows:

	Three Months Ended
(Millions of Dollars)	March 31, 2011	March 31, 2010	Variation
Operating revenues	$408	$500	$(92)
Purchased power	321	513	(192)
Gas purchased for resale	6	5	1
Net revenues	81	(18)	99
Operations and maintenance	30	24	6
Depreciation and amortization	2	2	—
Taxes, other than income taxes	5	4	1
Operating income	$44	$(48)	$92

The competitive energy businesses’ operating revenues decreased $92 million in the three months ended March 31, 2011 compared with the 2010 period due primarily to net mark-to-market effects ($60 million) and a decrease in electric wholesale revenues ($29 million). Electric wholesale revenues decreased $29 million in the three months ended March 31, 2011 compared with the 2010 period due to lower sales volume ($31 million), offset by higher unit prices ($2 million). Electric retail revenues decreased $7 million in the three months ended March 31, 2011 compared with the 2010 period due to lower unit prices ($12 million), offset by higher sales volume ($5 million). Gross margins on electric retail revenues decreased in the three months ended March 31, 2011 compared with the 2010 period due primarily to lower unit gross margins. Net mark-to-market values increased $101 million in the three months ended March 31, 2011 as compared with the 2010 period, of which $161 million in gains are reflected in purchased power costs and $60 million in losses are reflected in revenues. Other revenues increased $4 million in the three months ended March 31, 2011 as compared with the 2010 period due primarily to higher sales of energy efficiency services ($5 million).

Purchased power costs decreased $192 million in the three months ended March 31, 2011 compared with the 2010 period due primarily to changes in mark-to-market values ($161 million) and lower purchased power costs ($31 million). Purchased power costs decreased $31 million due to lower unit prices ($9 million) and volumes ($22 million). Operating income increased $92 million in the three months ended March 31, 2011 compared with the 2010 period due primarily to net mark-to-market effects ($101 million).

Other

For Con Edison, “Other” also includes inter-company eliminations relating to operating revenues and operating expenses.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

For information about the Companies’ primary market risks associated with activities in derivative financial instruments, other financial instruments and derivative commodity instruments, see “Financial and Commodity Market Risks,” in Part I, Item 2 of this report, which information is incorporated herein by reference. Also, see Item 7A of the Form 10-K.

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

In January 2011, the Companies implemented a consolidation, reporting, and analysis system as part of a large ongoing project to implement a new financial and supply-chain enterprise resource planning information system. See Item 9A of the Form 10-K (which information is incorporated herein by reference). The project is reasonably likely to materially affect the Companies’ internal control over financial reporting. There was no other change in the Companies’ internal control over financial reporting that occurred during the Companies’ most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Companies’ internal control over financial reporting.

Part II Other Information

Item 1: Legal Proceedings

For information about certain legal proceedings affecting the Companies, see Notes B, F and G to the financial statements in Part I, Item 1 of this report, which information is incorporated herein by reference.

Item 1A: Risk Factors

There were no material changes in the Companies’ risk factors compared to those disclosed in Item 1A of the Form 10-K.

Item 6: Exhibits

CON EDISON

Exhibit 10.1	Form of Restricted Stock Unit Award for Officers under the Con Edison Long-Term Incentive Plan.

Exhibit 12.1	Statement of computation of Con Edison’s ratio of earnings to fixed charges for the three-month periods ended March 31, 2011 and 2010, and the 12-month period ended December 31, 2010.

Exhibit 31.1.1	Rule 13a-14(a)/15d-14(a) Certifications – Chief Executive Officer.

Exhibit 31.1.2	Rule 13a-14(a)/15d-14(a) Certifications – Chief Financial Officer.

Exhibit 32.1.1	Section 1350 Certifications – Chief Executive Officer.

Exhibit 32.1.2	Section 1350 Certifications – Chief Financial Officer.

Exhibit 101.INS	XBRL Instance Document.

Exhibit 101.SCH	XBRL Taxonomy Extension Schema.

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase.

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase.

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

CECONY

Exhibit 12.2	Statement of computation of CECONY’s ratio of earnings to fixed charges for the three-month periods ended March 31, 2011 and 2010, and the 12-month period ended December 31, 2010.

Exhibit 31.2.1	Rule 13a-14(a)/15d-14(a) Certifications – Chief Executive Officer.

Exhibit 31.2.2	Rule 13a-14(a)/15d-14(a) Certifications – Chief Financial Officer.

Exhibit 32.2.1	Section 1350 Certifications – Chief Executive Officer.

Exhibit 32.2.2	Section 1350 Certifications – Chief Financial Officer.

Exhibit 101.INS	XBRL Instance Document.

Exhibit 101.SCH	XBRL Taxonomy Extension Schema.

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase.

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase.

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONSOLIDATED EDISON, INC.
CONSOLIDATED EDISON COMPANY OF NEW YORK, INC.

DATE: May 5, 2011	By	/S/ ROBERT HOGLUND
Robert Hoglund Senior Vice President, Chief Financial Officer and Duly Authorized Officer

