Form 10-Q
period 2011-06-30
CONSOLIDATED EDISON CO OF NEW YORK INC; CONSOLIDATED EDISON INC
filed 2011-08-05
CIK 23632, 1047862

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

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

As of July 29, 2011, Con Edison had outstanding 292,875,896 Common Shares ($.10 par value). All of the outstanding common equity of CECONY is held by Con Edison.

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

Glossary of Terms

The following is a glossary of frequently used abbreviations or acronyms that are used in the Companies’ SEC reports:

Con Edison Companies
Con Edison	Consolidated Edison, Inc.
CECONY	Consolidated Edison Company of New York, Inc.
Con Edison Development	Consolidated Edison Development, Inc.
Con Edison Energy	Consolidated Edison Energy, Inc.
Con Edison Solutions	Consolidated Edison Solutions, Inc.
O&R	Orange and Rockland Utilities, Inc.
Pike	Pike County Light & Power Company
RECO	Rockland Electric Company
The Companies	Con Edison and CECONY
The Utilities	CECONY and O&R
Regulatory Agencies, Government Agencies, and Quasi-governmental Not-for-Profits
EPA	U. S. Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
IRS	Internal Revenue Service
ISO-NE	ISO New England Inc.
NJBPU	New Jersey Board of Public Utilities
NJDEP	New Jersey Department of Environmental Protection
NYAG	New York State Attorney General
NYISO	New York Independent System Operator
NYPA	New York Power Authority
NYSDEC	New York State Department of Environmental Conservation
NYSERDA	New York State Energy Research and Development Authority
NYSPSC	New York State Public Service Commission
NYSRC	New York State Reliability Council, LLC
PAPUC	Pennsylvania Public Utility Commission
PJM	PJM Interconnection LLC
SEC	U.S. Securities and Exchange Commission
Accounting
ABO	Accumulated Benefit Obligation
ASU	Accounting Standards Update
FASB	Financial Accounting Standards Board
LILO	Lease In/Lease Out
OCI	Other Comprehensive Income
SFAS	Statement of Financial Accounting Standards
SSCM	Simplified service cost method
VIE	Variable interest entity
Environmental
CO2	Carbon dioxide
GHG	Greenhouse gases
MGP Sites	Manufactured gas plant sites
PCBs	Polychlorinated biphenyls
PRP	Potentially responsible party
SO2	Sulfur dioxide
Superfund	Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 and similar state statutes

Units of Measure
dths	Dekatherms
kV	Kilovolts
kWh	Kilowatt-hour
mdths	Thousand dekatherms
MMlbs	Million pounds
MVA	Megavolt amperes
MW	Megawatts or thousand kilowatts
MWH	Megawatt hour
Other
AFDC	Allowance for funds used during construction
COSO	Committee of Sponsoring Organizations of the Treadway Commission
EMF	Electric and magnetic fields
ERRP	East River Repowering Project
Fitch	Fitch Ratings
First Quarter Form 10-Q	The Companies’ combined Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011
Form 10-K	The Companies’ combined Annual Report on Form 10-K for the year ended December 31, 2010
LTIP	Long Term Incentive Plan
Moody’s	Moody’s Investors Service
S&P	Standard & Poor’s Rating Services
Second Quarter Form 10-Q	The Companies’ combined Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011
VaR	Value-at-Risk

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

Consolidated Edison, Inc.

CONSOLIDATED INCOME STATEMENT (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
	(Millions of Dollars/Except Share Data)
OPERATING REVENUES
Electric	$2,153	$2,256	$4,022	$4,145
Gas	333	274	1,088	1,047
Steam	107	89	432	396
Non-utility	400	398	800	890
TOTAL OPERATING REVENUES	2,993	3,017	6,342	6,478
OPERATING EXPENSES
Purchased power	1,020	1,140	1,886	2,283
Fuel	68	87	244	237
Gas purchased for resale	111	67	418	410
Other operations and maintenance	732	678	1,429	1,379
Depreciation and amortization	219	211	437	415
Taxes, other than income taxes	445	405	904	833
TOTAL OPERATING EXPENSES	2,595	2,588	5,318	5,557
OPERATING INCOME	398	429	1,024	921
OTHER INCOME (DEDUCTIONS)
Investment and other income	10	14	19	21
Allowance for equity funds used during construction	2	4	6	9
Other deductions	(7)	(6)	(10)	(9)
TOTAL OTHER INCOME (DEDUCTIONS)	5	12	15	21
INCOME BEFORE INTEREST AND INCOME TAX EXPENSE	403	441	1,039	942
INTEREST EXPENSE
Interest on long-term debt	146	148	293	298
Other interest	7	4	14	6
Allowance for borrowed funds used during construction	(1)	(3)	(3)	(5)
NET INTEREST EXPENSE	152	149	304	299
INCOME BEFORE INCOME TAX EXPENSE	251	292	735	643
INCOME TAX EXPENSE	83	106	252	228
NET INCOME	168	186	483	415
Preferred stock dividend requirements of subsidiary	(3)	(3)	(6)	(6)
NET INCOME FOR COMMON STOCK	$165	$183	$477	$409
Net income for common stock per common share – basic	$0.57	$0.65	$1.63	$1.45
Net income for common stock per common share – diluted	$0.56	$0.64	$1.62	$1.44
DIVIDENDS DECLARED PER SHARE OF COMMON STOCK	$0.600	$0.595	$1.200	$1.190
AVERAGE NUMBER OF SHARES OUTSTANDING – BASIC (IN MILLIONS)	292.7	282.0	292.3	281.7
AVERAGE NUMBER OF SHARES OUTSTANDING – DILUTED (IN MILLIONS)	294.3	283.5	293.9	283.2

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended June 30,
	2011	2010
	(Millions of Dollars)
OPERATING ACTIVITIES
Net Income	$483	$415
PRINCIPAL NON-CASH CHARGES/(CREDITS) TO INCOME
Depreciation and amortization	437	415
Deferred income taxes	181	46
Common equity component of allowance for funds used during construction	(6)	(9)
Net derivative (gains)/losses	(35)	(2)
Other non-cash items (net)	(9)	41
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable – customers, less allowance for uncollectibles	72	(28)
Materials and supplies, including fuel oil and gas in storage	38	27
Other receivables and other current assets	69	79
Prepayments	194	—
Accounts payable	(76)	(79)
Pensions and retiree benefits	(72)	49
Accrued taxes	66	(7)
Accrued interest	—	(3)
Deferred charges, deferred derivative losses, noncurrent assets and other regulatory assets	125	(319)
Deferred credits and other regulatory liabilities	140	111
Other assets	—	(7)
Other liabilities	(18)	66
NET CASH FLOWS FROM OPERATING ACTIVITIES	1,589	795
INVESTING ACTIVITIES
Utility construction expenditures	(958)	(946)
Cost of removal less salvage	(81)	(66)
Non-utility construction expenditures	(50)	(4)
Proceeds from investment tax credits and grants related to renewable energy investments	4	—
Loan to Pilesgrove solar project	(50)	—
Common equity component of allowance for funds used during construction	6	9
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(1,129)	(1,007)
FINANCING ACTIVITIES
Net proceeds from short-term debt	—	153
Retirement of long-term debt	(3)	(426)
Issuance of long-term debt	—	700
Issuance of common stock	58	25
Repurchase of common stock	(9)	—
Debt issuance costs	—	(5)
Common stock dividends	(346)	(311)
Preferred stock dividends	(6)	(6)
NET CASH FLOWS (USED IN)/FROM FINANCING ACTIVITIES	(306)	130
CASH AND TEMPORARY CASH INVESTMENTS:
NET CHANGE FOR THE PERIOD	154	(82)
BALANCE AT BEGINNING OF PERIOD	338	260
BALANCE AT END OF PERIOD	$492	$178
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid/(refunded) during the period for:
Interest	$282	$295
Income taxes	$(155)	$157

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.

CONSOLIDATED BALANCE SHEET (UNAUDITED)

	June 30, 2011	December 31, 2010
	(Millions of Dollars)
ASSETS
CURRENT ASSETS
Cash and temporary cash investments	$492	$338
Accounts receivable – customers, less allowance for uncollectible accounts of $84 and $76 in 2011 and 2010, respectively	1,101	1,173
Accrued unbilled revenue	515	633
Other receivables, less allowance for uncollectible accounts of $9 and $8 in 2011 and 2010, respectively	254	261
Loan receivable from Pilesgrove solar project	84	32
Fuel oil, gas in storage, materials and supplies, at average cost	310	348
Prepayments	147	341
Regulatory assets	130	203
Other current assets	176	178
TOTAL CURRENT ASSETS	3,209	3,507
INVESTMENTS	426	403
UTILITY PLANT, AT ORIGINAL COST
Electric	20,506	19,851
Gas	4,506	4,344
Steam	1,946	2,038
General	1,917	1,911
TOTAL	28,875	28,144
Less: Accumulated depreciation	5,870	5,808
Net	23,005	22,336
Construction work in progress	1,299	1,458
NET UTILITY PLANT	24,304	23,794
NON-UTILITY PLANT
Non-utility property, less accumulated depreciation of $55 and $51 in 2011 and 2010, respectively	56	46
Construction work in progress	54	23
NET PLANT	24,414	23,863
OTHER NONCURRENT ASSETS
Goodwill	429	429
Intangible assets, less accumulated amortization of $3 in 2011 and 2010	3	3
Regulatory assets	7,261	7,683
Other deferred charges and noncurrent assets	277	298
TOTAL OTHER NONCURRENT ASSETS	7,970	8,413
TOTAL ASSETS	$36,019	$36,186

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.

CONSOLIDATED BALANCE SHEET (UNAUDITED)

	June 30, 2011	December 31, 2010
	(Millions of Dollars)
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Long-term debt due within one year	$5	$5
Accounts payable	1,033	1,151
Customer deposits	299	289
Accrued taxes	156	90
Accrued interest	155	155
Accrued wages	94	102
Fair value of derivative liabilities	109	125
Other current liabilities	622	703
TOTAL CURRENT LIABILITIES	2,473	2,620
NONCURRENT LIABILITIES
Obligations under capital leases	4	7
Provision for injuries and damages	182	165
Pensions and retiree benefits	2,666	3,287
Superfund and other environmental costs	502	512
Asset retirement obligations	112	109
Fair value of derivative liabilities	35	77
Other noncurrent liabilities	124	126
TOTAL NONCURRENT LIABILITIES	3,625	4,283
DEFERRED CREDITS AND REGULATORY LIABILITIES
Deferred income taxes and investment tax credits	6,853	6,602
Regulatory liabilities	866	690
Other deferred credits	69	46
TOTAL DEFERRED CREDITS AND REGULATORY LIABILITIES	7,788	7,338
LONG-TERM DEBT	10,669	10,671
SHAREHOLDERS’ EQUITY
Common shareholders’ equity (See Statement of Shareholders’ Equity)	11,251	11,061
Preferred stock of subsidiary	213	213
TOTAL SHAREHOLDERS’ EQUITY	11,464	11,274
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$36,019	$36,186

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
	(Millions of Dollars)
NET INCOME	$168	$186	$483	$415
OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAXES
Pension plan liability adjustments, net of taxes of $1 and $3 in 2011 and $1 and $3 in 2010, respectively	2	1	5	4
TOTAL OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAXES	2	1	5	4
COMPREHENSIVE INCOME	$170	$187	$488	$419
Preferred stock dividend requirements of subsidiary	(3)	(3)	(6)	(6)
COMPREHENSIVE INCOME FOR COMMON STOCK	$167	$184	$482	$413

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.

CONSOLIDATED STATEMENT OF COMMON SHAREHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Capital Stock Expense	Accumulated Other Comprehensive Income/(Loss)	Total
(Millions of Dollars/Except Share Data)	Shares	Amount			Shares	Amount
BALANCE AS OF DECEMBER 31, 2009	281,123,741	$30	$4,420	$6,904	23,210,700	$(1,001)	$(62)	$(42)	$10,249
Net income for common stock				226					226
Common stock dividends				(167)					(167)
Issuance of common shares – dividend reinvestment and employee stock plans	647,731		28						28
Other comprehensive income								3	3
BALANCE AS OF MARCH 31, 2010	281,771,472	$30	$4,448	$6,963	23,210,700	$(1,001)	$(62)	$(39)	$10,339
Net income for common stock				183					183
Common stock dividends				(168)					(168)
Issuance of common shares – dividend reinvestment and employee stock plans	555,964		25						25
Other comprehensive income								1	1
BALANCE AS OF JUNE 30, 2010	282,327,436	$30	$4,473	$6,978	23,210,700	$(1,001)	$(62)	$(38)	$10,380
BALANCE AS OF DECEMBER 31, 2010	291,616,334	$31	$4,915	$7,220	23,210,700	$(1,001)	$(64)	$(40)	$11,061
Net income for common stock				311					311
Common stock dividends				(175)					(175)
Issuance of common shares – dividend reinvestment and employee stock plans	656,049	1	30						31
Other comprehensive income								3	3
BALANCE AS OF MARCH 31, 2011	292,272,383	$32	$4,945	$7,356	23,210,700	$(1,001)	$(64)	$(37)	$11,231
Net income for common stock				165					165
Common stock dividends				(175)					(175)
Issuance of common shares – dividend reinvestment and employee stock plans	603,513		32		(182,942)	5			37
Common stock repurchases					178,942	(9)			(9)
Other comprehensive income								2	2
BALANCE AS OF JUNE 30, 2011	292,875,896	$32	$4,977	$7,346	23,206,700	$(1,005)	$(64)	$(35)	$11,251

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

CONSOLIDATED INCOME STATEMENT (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
	(Millions of Dollars)
OPERATING REVENUES
Electric	$2,013	$2,104	$3,734	$3,832
Gas	296	239	959	922
Steam	107	89	432	396
TOTAL OPERATING REVENUES	2,416	2,432	5,125	5,150
OPERATING EXPENSES
Purchased power	621	787	1,104	1,339
Fuel	68	87	244	237
Gas purchased for resale	92	51	355	345
Other operations and maintenance	631	588	1,227	1,195
Depreciation and amortization	205	196	410	388
Taxes, other than income taxes	429	389	868	800
TOTAL OPERATING EXPENSES	2,046	2,098	4,208	4,304
OPERATING INCOME	370	334	917	846
OTHER INCOME (DEDUCTIONS)
Investment and other income	4	14	9	18
Allowance for equity funds used during construction	2	4	5	8
Other deductions	(6)	(6)	(9)	(9)
TOTAL OTHER INCOME (DEDUCTIONS)	—	12	5	17
INCOME BEFORE INTEREST AND INCOME TAX EXPENSE	370	346	922	863
INTEREST EXPENSE
Interest on long-term debt	131	133	263	268
Other interest	5	5	10	8
Allowance for borrowed funds used during construction	(1)	(2)	(3)	(4)
NET INTEREST EXPENSE	135	136	270	272
INCOME BEFORE INCOME TAX EXPENSE	235	210	652	591
INCOME TAX EXPENSE	75	72	220	207
NET INCOME	160	138	432	384
Preferred stock dividend requirements	(3)	(3)	(6)	(6)
NET INCOME FOR COMMON STOCK	$157	$135	$426	$378

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended June 30,
	2011	2010
	(Millions of Dollars)
OPERATING ACTIVITIES
Net income	$432	$384
PRINCIPAL NON-CASH CHARGES/(CREDITS) TO INCOME
Depreciation and amortization	410	388
Deferred income taxes	146	56
Common equity component of allowance for funds used during construction	(5)	(8)
Other non-cash items (net)	66	16
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable – customers, less allowance for uncollectibles	74	(21)
Materials and supplies, including fuel oil and gas in storage	36	14
Other receivables and other current assets	207	58
Prepayments	9	2
Accounts payable	(56)	(75)
Pensions and retiree benefits	(109)	22
Accrued taxes	21	2
Accrued interest	—	(4)
Deferred charges, deferred derivative losses, noncurrent assets and other regulatory assets	65	(271)
Deferred credits and other regulatory liabilities	138	97
Other liabilities	(9)	77
NET CASH FLOWS FROM OPERATING ACTIVITIES	1,425	737
INVESTING ACTIVITIES
Utility construction expenditures	(910)	(895)
Cost of removal less salvage	(78)	(65)
Common equity component of allowance for funds used during construction	5	8
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(983)	(952)
FINANCING ACTIVITIES
Net proceeds from short-term debt	—	66
Issuance of long-term debt	—	700
Retirement of long-term debt	—	(325)
Debt issuance costs	—	(5)
Capital contribution by parent	—	24
Dividend to parent	(340)	(335)
Preferred stock dividends	(6)	(6)
NET CASH FLOWS (USED IN)/FROM FINANCING ACTIVITIES	(346)	119
CASH AND TEMPORARY CASH INVESTMENTS:
NET CHANGE FOR THE PERIOD	96	(96)
BALANCE AT BEGINNING OF PERIOD	78	131
BALANCE AT END OF PERIOD	$174	$35
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid/(refunded) during the period for:
Interest	$253	$265
Income taxes	$(128)	$137

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

CONSOLIDATED BALANCE SHEET (UNAUDITED)

	June 30, 2011	December 31, 2010
	(Millions of Dollars)
ASSETS
CURRENT ASSETS
Cash and temporary cash investments	$174	$78
Accounts receivable – customers, less allowance for uncollectible accounts of $75 and $68 in 2011 and 2010, respectively	951	1,025
Other receivables, less allowance for uncollectible accounts of $8 and $7 in 2011 and 2010, respectively	88	73
Accrued unbilled revenue	388	473
Accounts receivable from affiliated companies	60	273
Fuel oil, gas in storage, materials and supplies, at average cost	270	306
Prepayments	73	82
Regulatory assets	98	151
Other current assets	91	104
TOTAL CURRENT ASSETS	2,193	2,565
INVESTMENTS	190	167
UTILITY PLANT, AT ORIGINAL COST
Electric	19,311	18,735
Gas	3,999	3,844
Steam	1,946	2,038
General	1,747	1,746
TOTAL	27,003	26,363
Less: Accumulated depreciation	5,360	5,314
Net	21,643	21,049
Construction work in progress	1,232	1,345
NET UTILITY PLANT	22,875	22,394
NON-UTILITY PLANT
Non-utility property, less accumulated depreciation of $23 and $22 in 2011 and 2010, respectively	7	7
NET PLANT	22,882	22,401
OTHER NONCURRENT ASSETS
Regulatory assets	6,727	7,097
Other deferred charges and noncurrent assets	234	244
TOTAL OTHER NONCURRENT ASSETS	6,961	7,341
TOTAL ASSETS	$32,226	$32,474

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

CONSOLIDATED BALANCE SHEET (UNAUDITED)

	June 30, 2011	December 31, 2010
	(Millions of Dollars)
LIABILITIES AND SHAREHOLDER’S EQUITY
CURRENT LIABILITIES
Accounts payable	$820	$924
Accounts payable to affiliated companies	17	13
Customer deposits	285	276
Accrued taxes	59	34
Accrued taxes to affiliated companies	25	29
Accrued interest	130	130
Accrued wages	89	93
Other current liabilities	590	686
TOTAL CURRENT LIABILITIES	2,015	2,185
NONCURRENT LIABILITIES
Obligations under capital leases	4	7
Provision for injuries and damages	175	159
Pensions and retiree benefits	2,283	2,900
Superfund and other environmental costs	384	392
Asset retirement obligations	112	109
Fair value of derivative liabilities	13	29
Other noncurrent liabilities	117	116
TOTAL NONCURRENT LIABILITIES	3,088	3,712
DEFERRED CREDITS AND REGULATORY LIABILITIES
Deferred income taxes and investment tax credits	6,342	6,071
Regulatory liabilities	751	585
Other deferred credits	65	42
TOTAL DEFERRED CREDITS AND REGULATORY LIABILITIES	7,158	6,698
LONG-TERM DEBT	9,744	9,743
SHAREHOLDER’S EQUITY
Common shareholder’s equity (See Statement of Shareholder’s Equity)	10,008	9,923
Preferred stock	213	213
TOTAL SHAREHOLDER’S EQUITY	10,221	10,136
TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$32,226	$32,474

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

CONSOLIDATED STATEMENT OF COMMON SHAREHOLDER’S EQUITY (UNAUDITED)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Repurchased Con Edison Stock	Capital Stock Expense	Accumulated Other Comprehensive Income/(Loss)	Total
(Millions of Dollars/Except Share Data)	Shares	Amount
BALANCE AS OF DECEMBER 31, 2009	235,488,094	$589	$3,877	$5,909	$(962)	$(62)	$(4)	$9,347
Net income				246				246
Capital contribution from parent			12					12
Common stock dividend to parent				(167)				(167)
Cumulative preferred dividends				(3)				(3)
BALANCE AS OF MARCH 31, 2010	235,488,094	$589	$3,889	$5,985	$(962)	$(62)	$(4)	$9,435
Net income				138				138
Capital contribution from parent			12					12
Common stock dividend to parent				(168)				(168)
Cumulative preferred dividends				(3)				(3)
BALANCE AS OF JUNE 30, 2010	235,488,094	$589	$3,901	$5,952	$(962)	$(62)	$(4)	$9,414
BALANCE AS OF DECEMBER 31, 2010	235,488,094	$589	$4,234	$6,132	$(962)	$(64)	$(6)	$9,923
Net income				271				271
Common stock dividend to parent				(170)				(170)
Cumulative preferred dividends				(3)				(3)
BALANCE AS OF MARCH 31, 2011	235,488,094	$589	$4,234	$6,230	$(962)	$(64)	$(6)	$10,021
Net income				160				160
Common stock dividend to parent				(170)				(170)
Cumulative preferred dividends				(3)				(3)
BALANCE AS OF JUNE 30, 2011	235,488,094	$589	$4,234	$6,217	$(962)	$(64)	$(6)	$10,008

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

The separate interim consolidated financial statements of each of the Companies are unaudited but, in the opinion of their respective managements, reflect all adjustments (which include only normally recurring adjustments) necessary for a fair presentation of the results for the interim periods presented. The Companies’ separate interim consolidated financial statements should be read together with their separate audited financial statements (including the combined notes thereto) included in Item 8 of their combined Annual Report on Form 10-K for the year ended December 31, 2010 (the Form 10-K) and their separate unaudited financial statements (including the combined notes thereto) included in Part I, Item 1 of their combined Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011 (the First Quarter Form 10-Q). Information in the notes to the consolidated financial statements in the Form 10-K and the First Quarter Form 10-Q referred to in these notes is incorporated by reference herein. The use of terms such as “see” or “refer to” shall be deemed to incorporate by reference into these notes the information to which reference is made. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

Note A — Summary of Significant Accounting Policies

Earnings Per Common Share

Reference is made to “Earnings Per Common Share” in Note A to the financial statements included in Item 8 of the Form 10-K. For the three and six months ended June 30, 2011 and 2010, Con Edison’s basic and diluted EPS for Con Edison are calculated as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Millions of Dollars, except per share amounts/Shares in Millions)	2011	2010	2011	2010
Net income for common stock	$165	$183	$477	$409
Weighted average common shares outstanding – Basic	292.7	282.0	292.3	281.7
Add: Incremental shares attributable to effect of potentially dilutive securities	1.6	1.5	1.6	1.5
Adjusted weighted average common shares outstanding – Diluted	294.3	283.5	293.9	283.2
Net income for common stock per common share – basic	$0.57	$0.65	$1.63	$1.45
Net income for common stock per common share – diluted	$0.56	$0.64	$1.62	$1.44

Note B — Regulatory Matters

Reference is made to “Accounting Policies” in Note A and “Rate Agreements” in Note B to the financial statements included in Item 8 of the Form 10-K and Note B to the financial statements in Part I, Item 1 of the First Quarter Form 10-Q.

Rate Agreements

O&R — Electric

In June 2011, the NYSPSC adopted an order granting O&R an electric rate increase, effective July 1, 2011, of $26.6 million. The NYSPSC ruling reflects the following major items:

•	a weighted average cost of capital of 7.22 percent, reflecting:

•	a return on common equity of 9.2 percent, assuming achievement by the company of $825,000 of austerity measures;

•	cost of long-term debt of 5.50 percent; and

•	common equity ratio of 48 percent.

•	continuation of a revenue decoupling mechanism;

•

a provision for reconciliation of certain differences in actual average net utility plant to the amount reflected in rates ($718 million) and continuation of rate provisions under which pension and other post-retirement benefit expenses, environmental remediation expenses, tax-exempt debt costs and certain other expenses are reconciled to amounts for those expenses reflected in rates;

•	continuation of the rate provisions pursuant to which the company recovers its purchased power costs from customers;

•	discontinuation of the provisions under which property taxes were reconciled to amounts reflected in rates;

•	discontinuation of the inclusion in rates of funding for the company’s annual incentive plan for non-officer management employees;

•	continuation of provisions for potential operations penalties of up to $3 million annually if certain customer service and system reliability performance targets are not met; and

•

O&R is directed to produce a report detailing its implementation plans for the recommendations made in connection with the NYSPSC’s management audit of CECONY, with a forecast of costs to achieve and expected savings. (See “Rate Agreements – Other Regulatory Matters” in Note B to the financial statements in Item 8 of the Form 10-K.)

On July 29, 2011, O&R filed a request with the NYSPSC for an increase in the rates it charges for electric service rendered in New York, effective July 1, 2012, of $17.7 million. The filing reflects a return on common equity of 10.75 percent and a common equity ratio of 49.4 percent. Among other things, the filing proposes continuation of the current provisions with respect to recovery from customers of the cost of purchased power and with respect to the deferral of differences between actual expenses allocable to the electric business for pensions and other postretirement benefits, environmental, and research and developmental costs to the amounts for such costs reflected in electric rates. The filing also includes an alternative proposal for a three-year electric rate plan with annual rate increases of $17.6 million effective July 2012, 2013 and 2014. The multi-year filing reflects a return on common equity of 11.25 percent.

Other Regulatory Matters

In February 2009, the NYSPSC commenced a proceeding to examine the prudence of certain CECONY expenditures (see “Investigations of Vendor Payments” in Note G). Pursuant to NYSPSC orders, a portion of the company’s revenues (currently, $249 million, $32 million and $6 million on an annual basis for electric, gas and steam service, respectively) is being collected subject to potential refund to customers. At June 30, 2011, the company had collected an estimated $681 million from customers subject to potential refund in connection with this proceeding. In October 2010, a NYSPSC consultant reported its $21 million provisional assessment, which the company has disputed, of potential overcharges for construction work. The potential overcharges related to transactions that involved certain employees who were arrested and a contractor that performed work for the company. The NYSPSC’s consultant is expected to continue to review the company’s expenditures. At June 30, 2011, the company had a $10.5 million regulatory liability relating to this matter. The company is unable to estimate the amount, if any, by which any refund required by the NYSPSC may exceed this regulatory liability.

In February 2011, the NYSPSC initiated a proceeding to examine the existing mechanisms pursuant to which utilities recover site investigation and remediation costs and possible alternatives. See Note G to the financial statements in Item 8 of the Form 10-K and Note F to the Second Quarter Financial Statements.

Regulatory Assets and Liabilities

Regulatory assets and liabilities at June 30, 2011 and December 31, 2010 were comprised of the following items:

	Con Edison		CECONY
(Millions of Dollars)	2011	2010	2011	2010
Regulatory assets
Unrecognized pension and other postretirement costs	$3,921	$4,371	$3,728	$4,152
Future federal income tax	1,730	1,593	1,659	1,515
Environmental remediation costs	684	695	566	574
Pension and other post retirement benefits deferrals	183	138	140	90
Revenue taxes	155	145	150	140
Net electric deferrals	130	156	129	156
Surcharge for New York State Assessment	98	121	91	112
Deferred storm costs	53	57	41	43
O&R transition bond charges	47	48	—	—
Deferred derivative losses – long-term	44	74	28	48
Property tax reconciliation	31	34	19	27
Workers’ compensation	28	31	28	31
World Trade Center restoration costs	13	45	13	45
Recoverable energy	—	42	—	42
Other	144	133	135	122
Regulatory assets – long-term	7,261	7,683	6,727	7,097
Deferred derivative losses – current	121	190	98	151
Recoverable energy costs – current	9	13	—	—
Regulatory assets – current	130	203	98	151
Total Regulatory Assets	$7,391	$7,886	$6,825	$7,248
Regulatory liabilities
Allowance for cost of removal less salvage	$430	$422	$356	$350
Revenue decoupling mechanism	81	38	81	38
World Trade Center settlement proceeds	62	—	62	—
Carrying charges on T&D net plant	40	28	11	5
Energy efficiency programs	28	19	27	18
New York State tax refund	20	30	20	30
Gain on sale of properties	15	31	15	31
Bonus depreciation	13	1	12	1
Expenditure prudence proceeding	11	—	11	—
Other	166	121	156	112
Regulatory liabilities	866	690	751	585
Net unbilled revenue deferrals – current	117	136	117	136
Refundable energy cost – current	75	117	50	90
Deferred derivative gains – current	6	4	4	3
Regulatory liabilities – current	198	257	171	229
Total Regulatory Liabilities	$1,064	$947	$922	$814

Note C — Short-Term Borrowing

Reference is made to Note D to the financial statements in Item 8 of the Form 10-K and Note C to the financial statements in Part I, Item 1 of the First Quarter Form 10-Q.

At June 30, 2011 and December 31, 2010 Con Edison and CECONY had no commercial paper outstanding.

At June 30, 2011 and December 31, 2010, no loans were outstanding under the Companies’ Credit Agreement and $188 million (including $135 million for CECONY) and $197 million (including $145 million for CECONY) of letters of credit were outstanding under the Credit Agreement, respectively.

Note D — Pension Benefits

Reference is made to Note E to the financial statements in Item 8 of the Form 10-K and Note D to the financial statement in Part I, Item 1 of the First Quarter Form 10-Q.

Net Periodic Benefit Cost

The components of the Companies’ net periodic benefit costs for the three and six months ended June 30, 2011 and 2010 were as follows:

	For the Three Months Ended June 30,
	Con Edison		CECONY
(Millions of Dollars)	2011	2010	2011	2010
Service cost – including administrative expenses	$47	$42	$44	$39
Interest cost on projected benefit obligation	140	139	131	130
Expected return on plan assets	(183)	(176)	(175)	(167)
Amortization of net actuarial loss	132	106	125	100
Amortization of prior service costs	2	2	2	2
NET PERIODIC BENEFIT COST	$138	$113	$127	$104
Amortization of regulatory asset	1	1	1	1
TOTAL PERIODIC BENEFIT COST	$139	$114	$128	$105
Cost capitalized	(48)	(37)	(45)	(34)
Cost deferred	(6)	(33)	(7)	(32)
Cost charged to operating expenses	$85	$44	$76	$39

	For the Six Months Ended June 30,
	Con Edison		CECONY
(Millions of Dollars)	2011	2010	2011	2010
Service cost – including administrative expenses	$94	$84	$88	$78
Interest cost on projected benefit obligation	280	278	262	260
Expected return on plan assets	(366)	(352)	(350)	(334)
Amortization of net actuarial loss	264	212	250	200
Amortization of prior service costs	4	4	4	4
NET PERIODIC BENEFIT COST	$276	$226	$254	$208
Amortization of regulatory asset	1	1	1	1
TOTAL PERIODIC BENEFIT COST	$277	$227	$255	$209
Cost capitalized	(96)	(78)	(89)	(73)
Cost deferred	(57)	(56)	(59)	(53)
Cost charged to operating expenses	$124	$93	$107	$83

Expected Contributions

Based on estimates as of March 31, 2011, the Companies are not required under funding regulations and laws to make any contributions to the pension plan during 2011. The Companies’ policy is to fund their accounting cost to the extent tax deductible. In 2011, Con Edison expects to make discretionary contributions to the pension plan of $533 million, of which CECONY contributed $491 million during the first six months of 2011. During the first six months of 2010, CECONY contributed $279 million to the pension plan. During the first six months of 2011, the Companies funded $11 million for the non-qualified supplemental pension plans.

Note E — Other Postretirement Benefits

Reference is made to Note F to the financial statements in Item 8 of the Form 10-K and Note E to the financial statement in Part I, Item 1 of the First Quarter Form 10-Q.

Net Periodic Benefit Cost

The components of the Companies’ net periodic postretirement benefit costs for the three and six months ended June 30, 2011 and 2010 were as follows:

	For the Three Months Ended June 30,
	Con Edison		CECONY
(Millions of Dollars)	2011	2010	2011	2010
Service cost	$6	$6	$5	$5
Interest cost on accumulated other postretirement benefit obligation	21	23	18	20
Expected return on plan assets	(22)	(22)	(19)	(19)
Amortization of net actuarial loss	22	23	20	21
Amortization of prior service cost	(2)	(3)	(3)	(4)
Amortization of transition obligation	1	1	1	1
NET PERIODIC POSTRETIREMENT BENEFIT COST	$26	$28	$22	$24
Cost capitalized	(9)	(10)	(8)	(8)
Cost deferred	4	1	4	—
Cost charged to operating expenses	$21	$19	$18	$16

	For the Six Months Ended June 30,
	Con Edison		CECONY
(Millions of Dollars)	2011	2010	2011	2010
Service cost	$12	$12	$10	$10
Interest cost on accumulated other postretirement benefit obligation	42	46	36	40
Expected return on plan assets	(44)	(44)	(38)	(38)
Amortization of net actuarial loss	44	46	40	42
Amortization of prior service cost	(4)	(6)	(6)	(8)
Amortization of transition obligation	2	2	2	2
NET PERIODIC POSTRETIREMENT BENEFIT COST	$52	$56	$44	$48
Cost capitalized	(18)	(20)	(15)	(17)
Cost deferred	9	—	7	(2)
Cost charged to operating expenses	$43	$36	$36	$29

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

The accrued liabilities and regulatory assets related to Superfund Sites at June 30, 2011 and December 31, 2010 were as follows:

	Con Edison		CECONY
(Millions of Dollars)	2011	2010	2011	2010
Accrued Liabilities:
Manufactured gas plant sites	$434	$446	$317	$327
Other Superfund Sites	68	66	67	65
Total	$502	$512	$384	$392
Regulatory assets	$683	$692	$564	$571

Most of the accrued Superfund Site liability relates to sites that have been investigated, in whole or in part. However, for some of the sites, the extent and associated cost of the required remediation has not yet been determined. As investigations progress and information pertaining to the required remediation becomes available, the Utilities expect that additional liability may be accrued, the amount of which is not presently determinable, but may be material. Under their current rate agreements, the Utilities are permitted to recover or defer as regulatory assets (for subsequent recovery through rates) certain site investigation and remediation costs. In February 2011, the NYSPSC initiated a proceeding to examine the existing mechanisms pursuant to which utilities recover such costs and possible alternatives.

Environmental remediation costs incurred related to Superfund Sites for the three and six months ended June 30, 2011 and 2010, were as follows:

	For the Three Months Ended June 30,
	Con Edison		CECONY
(Millions of Dollars)	2011	2010	2011	2010
Remediation costs incurred	$10	$14	$8	$13

	For the Six Months Ended June 30,
	Con Edison		CECONY
(Millions of Dollars)	2011	2010	2011	2010
Remediation costs incurred	$16	$23	$14	$21

Insurance recoveries related to Superfund Sites for the three and six months ended June 30, 2011 and 2010 were immaterial.

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

Asbestos Proceedings

Suits have been brought in New York State and federal courts against the Utilities and many other defendants, wherein a large number of plaintiffs sought large amounts of compensatory and punitive damages for deaths and injuries allegedly caused by exposure to asbestos at various premises of the Utilities. The suits that have been resolved, which are many, have been resolved without any payment by the Utilities, or for amounts that were not, in the aggregate, material to them. The amounts specified in all the remaining thousands of suits total billions of dollars; however, the Utilities believe that these amounts are greatly exaggerated, based on the disposition of previous claims. In 2010, CECONY estimated that its aggregate undiscounted potential liability for these suits and additional suits that may be brought over the next 15 years is $10 million. The estimate was based upon a combination of modeling, historical data analysis and risk factor assessment. Actual experience may be materially different. In addition, certain current and former employees have claimed or are claiming workers’ compensation benefits based on alleged disability from exposure to asbestos. Under its current rate agreements, CECONY is permitted to defer as regulatory assets (for subsequent recovery through rates) costs incurred for its asbestos lawsuits and workers’ compensation claims. The accrued liability for asbestos suits and workers’ compensation proceedings (including those related to asbestos exposure) and the amounts deferred as regulatory assets for the Companies at June 30, 2011 and December 31, 2010 were as follows:

	Con Edison		CECONY
(Millions of Dollars)	2011	2010	2011	2010
Accrued liability – asbestos suits	$10	$10	$10	$10
Regulatory assets – asbestos suits	$10	$10	$10	$10
Accrued liability – workers’ compensation	$103	$106	$98	$101
Regulatory assets – workers’ compensation	$28	$31	$28	$31

Note G — Other Material Contingencies

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

Lease In/Lease Out Transactions

In each of 1997 and 1999, Con Edison Development entered into a transaction in which it leased property and then immediately subleased it back to the lessor (termed “Lease In/Lease Out,” or LILO transactions). The transactions respectively involve electric generating and gas distribution facilities in the Netherlands, with a total investment of $259 million. The transactions were financed with $93 million of equity and $166 million of non-recourse, long-term debt secured by the underlying assets. In accordance with the accounting rules for leases, Con Edison is accounting for the two LILO transactions as leveraged leases. Accordingly, the company’s investment in these leases, net of non-recourse debt, is carried as a single amount in Con Edison’s consolidated balance sheet and income is recognized pursuant to a method that incorporates a level rate of return for those years when net investment in the lease is positive, based upon the after-tax cash flows projected at the inception of the leveraged leases. The company’s investment in these leveraged leases was $(48) million at June 30, 2011 and $(41) million at December 31, 2010 and is comprised of a $234 million gross investment less $282 million deferred tax liabilities at June 30, 2011 and $235 million gross investment less $276 million of deferred tax liabilities at December 31, 2010.

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

Con Edison believes that its LILO transactions have been correctly reported, and has not recorded any reserve with respect to the disallowance of tax losses, or related interest, in connection with its LILO transactions. Con Edison’s estimated tax savings, reflected in its financial statements, from the two LILO transactions through June 30, 2011, in the aggregate, was $229 million. If Con Edison were required to repay all or a portion of these amounts, it would also be required to pay interest of up to $82 million net of tax at June 30, 2011.

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

Guarantees

Con Edison and its subsidiaries enter into various agreements providing financial or performance assurance primarily to third parties on behalf of their subsidiaries. Maximum amounts guaranteed by Con Edison totaled $834 million and $859 million at June 30, 2011 and December 31, 2010, respectively.

A summary, by type (described in Note H to the financial statements in Item 8 of the Form 10-K) and term, of Con Edison’s total guarantees at June 30, 2011 is as follows:

Guarantee Type	0 – 3 years	4 – 10 years	> 10 years	Total
	(Millions of Dollars)
Commodity transactions	$616	8	140	$764
Intra-company guarantees	15	—	1	16
Other guarantees	40	14	—	54
TOTAL	$671	$22	$141	$834

Note H — Financial Information by Business Segment

Reference is made to Note N to the financial statements in Item 8 of the Form 10-K.

The financial data for the business segments are as follows:

	For the Three Months Ended June 30,
	Operating revenues		Inter-segment revenues		Depreciation and amortization		Operating income
(Millions of Dollars)	2011	2010	2011	2010	2011	2010	2011	2010
CECONY
Electric	$2,013	$2,104	$3	$2	$162	$156	$350	$319
Gas	296	239	1	1	27	25	31	44
Steam	107	89	20	18	16	15	(11)	(29)
Consolidation adjustments	—	—	(24)	(21)	—	—	—	—
Total CECONY	$2,416	$2,432	$—	$—	$205	$196	$370	$334
O&R
Electric	$141	$153	$—	$—	$8	$8	$14	$15
Gas	37	35	—	—	4	3	1	(1)
Total O&R	$178	$188	$—	$—	$12	$11	$15	$14
Competitive energy businesses	$406	$406	$2	$2	$2	$4	$14	$81
Other*	(7)	(9)	(2)	(2)	—	—	(1)	—
Total Con Edison	$2,993	$3,017	$—	$—	$219	$211	$398	$429

*	Parent company expenses, primarily interest, and consolidation adjustments. Other does not represent a business segment.

	For the Six Months Ended June 30,
	Operating revenues		Inter-segment revenues		Depreciation and amortization		Operating income
(Millions of Dollars)	2011	2010	2011	2010	2011	2010	2011	2010
CECONY
Electric	$3,734	$3,832	$6	$6	$324	$307	$566	$514
Gas	959	922	2	2	54	50	237	259
Steam	432	396	40	36	32	31	114	73
Consolidation adjustments	—	—	(48)	(44)	—	—	—	—
Total CECONY	$5,125	$5,150	$—	$—	$410	$388	$917	$846
O&R
Electric	$289	$314	$—	$—	$17	$16	$25	$22
Gas	130	125	—	—	7	6	28	21
Total O&R	$419	$439	$—	$—	$24	$22	$53	$43
Competitive energy businesses	$814	$906	$5	$4	$3	$5	$58	$33
Other*	(16)	(17)	(5)	(4)	—	—	(4)	(1)
Total Con Edison	$6,342	$6,478	$—	$—	$437	$415	$1,024	$921

*	Parent company expenses, primarily interest, and consolidation adjustments. Other does not represent a business segment.

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

Energy Price Hedging

Con Edison’s subsidiaries hedge market price fluctuations associated with physical purchases and sales of electricity, natural gas, and steam by using derivative instruments including futures, forwards, basis swaps, options, transmission congestion contracts and financial transmission rights contracts. The fair values of these hedges at June 30, 2011 and December 31, 2010 were as follows:

	Con Edison		CECONY
(Millions of Dollars)	2011	2010	2011	2010
Fair value of net derivative assets/(liabilities) - gross	$(121)	$(261)	$(75)	$(156)
Impact of netting of cash collateral	100	176	56	104
Fair value of net derivative assets/(liabilities) - net	$(21)	$(85)	$(19)	$(52)

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

At June 30, 2011, Con Edison and CECONY had $152 million and $31 million of credit exposure in connection with energy supply and hedging activities, net of collateral, respectively. Con Edison’s net credit exposure consisted of $58 million with investment-grade counterparties, $53 million with commodity exchange brokers, $39 million with independent system operators and $2 million with non-investment grade counterparties. CECONY’s net credit exposure consisted of $3 million with investment-grade counterparties and $28 million with commodity exchange brokers.

Economic Hedges

The Companies enter into certain derivative instruments that do not qualify or are not designated as hedges under the accounting rules for derivatives and hedging. However, management believes these instruments represent economic hedges that mitigate exposure to fluctuations in commodity prices.

The fair values of the Companies’ commodity derivatives at June 30, 2011 were:

(Millions of Dollars)	Fair Value of Commodity Derivatives(a) Balance Sheet Location	Con Edison	CECONY
Derivative Assets
Current	Other current assets	$134	$38
Long-term	Other deferred charges and non-current assets	42	22
Total derivative assets		$176	$60
Impact of netting		(63)	(14)
Net derivative assets		$113	$46
Derivative Liabilities
Current	Fair value of derivative liabilities	$234	$—
Current	Other current liabilities	—	98
Long-term	Fair value of derivative liabilities	63	37
Total derivative liabilities		$297	$135
Impact of netting		(163)	(70)
Net derivative liabilities		$134	$65

(a)	Qualifying derivative contracts, which have been designated as normal purchases or normal sales contracts, are not reported at fair value under the accounting rules for derivatives and hedging and, therefore, are excluded from the table.

The fair values of the Companies’ commodity derivatives at December 31, 2010 were:

(Millions of Dollars)	Fair Value of Commodity Derivatives(a) Balance Sheet Location	Con Edison	CECONY
Derivative Assets
Current	Other current assets	$184	$29
Long-term	Other deferred charges and non-current assets	51	19
Total derivative assets		$235	$48
Impact of netting		(129)	—
Net derivative assets		$106	$48
Derivative Liabilities
Current	Fair value of derivative liabilities	$385	$—
Current	Other current liabilities	—	148
Long-term	Fair value of derivative liabilities	111	56
Total derivative liabilities		$496	$204
Impact of netting		(305)	(104)
Net derivative liabilities		$191	$100

(a)	Qualifying derivative contracts, which have been designated as normal purchases or normal sales contracts, are not reported at fair value under the accounting rules for derivatives and hedging and, therefore, are excluded from the table.

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

The following tables present the changes in the fair values of commodity derivatives that have been deferred or recognized in earnings for the three and six months ended June 30, 2011:

Realized and Unrealized Gains/(Losses) on Commodity Derivatives(a) Deferred or Recognized in Income for the three months ended June 30, 2011
(Millions of Dollars)	Balance Sheet Location	Con Edison	CECONY
Pre-tax gains/(losses) deferred in accordance with accounting rules for regulated operations:
Current	Deferred derivative gains	$(4)	$(4)
Long-term	Regulatory liabilities	(1)	—
Total deferred gains		$(5)	$(4)
Current	Deferred derivative losses	$25	$18
Current	Recoverable energy costs	(53)	(39)
Long-term	Regulatory assets	12	9
Total deferred losses		$(16)	$(12)
Net deferred losses		$(21)	$(16)
	Income Statement Location
Pre-tax gain/(loss) recognized in income
	Purchased power expense	$73 (b)	$—
	Gas purchased for resale	17	—
	Non-utility revenue	7 (b)	—
Total pre-tax gain/(loss) recognized in income		$97	$—

(a)	Qualifying derivative contracts, which have been designated as normal purchases or normal sales contracts, are not reported at fair value under the accounting rules for derivatives and hedging and, therefore, are excluded from the table.

(b)	For the three months ended June 30, 2011 Con Edison recorded in non-utility operating revenues and purchased power expense an unrealized pre-tax (loss)/gain of $(12) million and $10 million, respectively.

Realized and Unrealized Gains/(Losses) on Commodity Derivatives(a) Deferred or Recognized in Income for the six months ended June 30, 2011
(Millions of Dollars)	Balance Sheet Location	Con Edison	CECONY
Pre-tax gains/(losses) deferred in accordance with accounting rules for regulated operations:
Current	Deferred derivative gains	$2	$1
Long-term	Regulatory liabilities	2	2
Total deferred gains		$4	$3
Current	Deferred derivative losses	$69	$53
Current	Recoverable energy costs	(102)	(81)
Long-term	Regulatory assets	28	20
Total deferred losses		$(5)	$(8)
Net deferred losses		$(1)	$(5)
	Income Statement Location
Pre-tax gain/(loss) recognized in income
	Purchased power expense	$52 (b)	$—
	Gas purchased for resale	11	—
	Non-utility revenue	17 (b)	—
Total pre-tax gain/(loss) recognized in income		$80	$—

(a)	Qualifying derivative contracts, which have been designated as normal purchases or normal sales contracts, are not reported at fair value under the accounting rules for derivatives and hedging and, therefore, are excluded from the table.
(b)	For the six months ended June 30, 2011, Con Edison recorded in non-utility operating revenues and purchased power expense an unrealized pre-tax (loss)/gain of $(25) million and $60 million, respectively.

The following tables present the changes in the fair values of commodity derivatives that have been deferred or recognized in earnings for the three and six months ended June 30, 2010:

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

As of June 30, 2011, Con Edison had 1,705 contracts, including 699 CECONY contracts, which were considered to be derivatives under the accounting rules for derivatives and hedging (excluding qualifying derivative contracts, which have been designated as normal purchases or normal sales contracts). The following table presents the number of contracts by commodity type:

	Electric Derivatives				Gas Derivatives
	Number of Energy Contracts(a)	MWHs(b)	Number of Capacity Contracts(a)	MWs(b)	Number of Contracts(a)	Dths(b)	Total Number Of Contracts(a)
Con Edison	882	20,318,546	56	9,161	767	106,730,705	1,705
CECONY	177	4,966,000	—	—	522	97,880,000	699

(a)	Qualifying derivative contracts, which have been designated as normal purchases or normal sales contracts, are not reported at fair value under the accounting rules for derivatives and hedging and, therefore, are excluded from the table.
(b)	Volumes are reported net of long and short positions.

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

The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position and collateral posted at June 30, 2011, and the additional collateral that would have been required to be posted had the lowest applicable credit rating been reduced one level and to below investment grade were:

(Millions of Dollars)	Con Edison(a)		CECONY(a)
Aggregate fair value – net liabilities	$140		$77
Collateral posted	$40		$31	(b)
Additional collateral(c) (downgrade one level from current ratings(d))	$29		$25
Additional collateral(c) (downgrade to below investment grade from current ratings(d))	$149	(e)	$66	(e)

(a)	Non-derivative transactions for the purchase and sale of electricity and gas and qualifying derivative instruments, which have been designated as normal purchases or normal sales, are excluded from the table. These transactions primarily include purchases of electricity from independent system operators. In the event the Utilities and Con Edison’s competitive energy businesses were no longer extended unsecured credit for such purchases, the Companies would be required to post collateral, which at June 30, 2011, would have amounted to an estimated $161 million for Con Edison, including $52 million for CECONY. For certain other such non-derivative transactions, the Companies could be required to post collateral under certain circumstances, including in the event counterparties had reasonable grounds for insecurity.
(b)	Across the Utilities’ energy derivative positions, credit limits for the same counterparties are generally integrated. At June 30, 2011, the Utilities posted combined collateral of $39 million, including an estimated $8 million attributable to O&R.
(c)	The Companies measure the collateral requirements by taking into consideration the fair value amounts of derivative instruments that contain credit-risk-related contingent features that are in a net liabilities position plus amounts owed to counterparties for settled transactions and amounts required by counterparties for minimum financial security. The fair value amounts represent unrealized losses, net of any unrealized gains where the Companies have a legally enforceable right of setoff.
(d)	The current ratings are Moody’s, S&P and Fitch long-term credit rating of, as applicable, Con Edison (Baa1/BBB+/BBB+), CECONY (A3/A-/A-) or O&R (Baa1/A-/A-). Credit ratings assigned by rating agencies are expressions of opinions that are subject to revision or withdrawal at any time by the assigning rating agency.
(e)	Derivative instruments that are net assets have been excluded from the table. At June 30, 2011, if Con Edison had been downgraded to below investment grade, it would have been required to post additional collateral for such derivative instruments of an estimated $24 million.

Interest Rate Swap

O&R has an interest rate swap pursuant to which it pays a fixed-rate of 6.09 percent and receives a LIBOR-based variable rate. The fair value of this interest rate swap at June 30, 2011 was an unrealized loss of $10 million, which has been included in Con Edison’s consolidated balance sheet as a noncurrent liability/fair value of derivative liabilities and a regulatory asset. The change in the fair value of the swap for the three and six months ended June 30, 2011 was not material. In the event O&R’s credit rating was downgraded to BBB- or lower by S&P or Baa3 or lower by Moody’s, the swap counterparty could elect to terminate the agreement and, if it did so, the parties would then be required to settle the transaction.

Note J — Fair Value Measurements

Reference is made to Note P to the financial statements in Item 8 of the Form 10-K.

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2011 are summarized below.

	Level 1		Level 2		Level 3		Netting Adjustments(4)		Total
(Millions of Dollars)	Con Edison	CECONY	Con Edison	CECONY	Con Edison	CECONY	Con Edison	CECONY	Con Edison	CECONY
Derivative assets:
Commodity(1)	$1	$—	$56	$24	$100	$18	$(42)	$4	$115	$46
Other assets(3)	72	72	—	—	106	96	—	—	178	168
Total	$73	$72	$56	$24	$206	$114	$(42)	$4	$293	$214
Derivative liabilities:
Commodity	$4	$1	$144	$93	$130	$23	$(142)	$(52)	$136	$65
Transfer in(5)(6)	—	—	5	5	—	—	—	—	5	5
Transfer out(5)(6)	—	—	—	—	(5)	(5)	—	—	(5)	(5)
Commodity(1)	$4	$1	$149	$98	$125	$18	$(142)	$(52)	$136	$65
Interest rate contract(2)	—	—	—	—	10	—	—	—	10	—
Total	$4	$1	$149	$98	$135	$18	$(142)	$(52)	$146	$65

(1)	A significant portion of the commodity derivative contracts categorized in Level 3 is valued using either an industry acceptable model or an internally developed model with observable inputs. The models also include some less readily observable inputs resulting in the classification of the entire contract as Level 3. See Note I.
(2)	See Note I.

(3)	Other assets are comprised of assets such as life insurance contracts within the Deferred Income Plan and Supplemental Retirement Income Plans, held in rabbi trusts.
(4)	Amounts represent the impact of legally-enforceable master netting agreements that allow the Companies to net gain and loss positions and cash collateral held or placed with the same counterparties.
(5)	The Companies’ policy is to recognize transfers into and transfers out of the levels at the end of the reporting period.
(6)	Transferred from Level 3 to Level 2 because of availability of observable market data due to decrease in the terms of certain contracts from beyond one year as of December 31, 2010 to less than one year as of June 30, 2011.

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2010 are summarized below.

	Level 1		Level 2		Level 3		Netting Adjustments(4)		Total
(Millions of Dollars)	Con Edison	CECONY	Con Edison	CECONY	Con Edison	CECONY	Con Edison	CECONY	Con Edison	CECONY
Derivative assets:
Commodity(1)	$2	$1	$72	$21	$144	$13	$(112)	$13	$106	$48
Other assets(3)	65	64	—	—	101	92	—	—	166	156
Total	$67	$65	$72	$21	$245	$105	$(112)	$13	$272	$204
Derivative liabilities:
Commodity	$4	$2	$270	$177	$205	$12	$(288)	$(91)	$191	$100
Transfer in(5)(6)(7)	—	—	(36)	(36)	(9)	(9)	—	—	(45)	(45)
Transfer out(5)(6)(7)	—	—	9	9	36	36	—	—	45	45
Commodity(1)	$4	$2	$243	$150	$232	$39	$(288)	$(91)	$191	$100
Interest rate contract(2)	—	—	—	—	10	—	—	—	10	—
Total	$4	$2	$243	$150	$242	$39	$(288)	$(91)	$201	$100

(1)	A significant portion of the commodity derivative contracts categorized in Level 3 is valued using either an industry acceptable model or an internally developed model with observable inputs. The models also include some less readily observable inputs resulting in the classification of the entire contract as Level 3. See Note O to the financial statements in Item 8 of the Form 10-K.
(2)	See Note O to the financial statements in Item 8 of the Form 10-K.
(3)	Other assets are comprised of assets such as life insurance contracts within the Deferred Income Plan and Supplemental Retirement Income Plans, held in rabbi trusts.
(4)	Amounts represent the impact of legally-enforceable master netting agreements that allow the Companies to net gain and loss positions and cash collateral held or placed with the same counterparties.
(5)	The Companies’ policy is to recognize transfers into and transfers out of the levels at the end of the reporting period.
(6)	Transferred from Level 2 to Level 3 because of reassessment of the levels in the fair value hierarchy within which certain inputs fall.
(7)	Transferred from Level 3 to Level 2 because of availability of observable market data due to decrease in the terms of certain contracts from beyond one year as of December 31, 2009 to less than one year as of December 31, 2010.

The table listed below provides a reconciliation of the beginning and ending net balances for assets and liabilities measured at fair value for the three and six months ended June 30, 2011 and classified as Level 3 in the fair value hierarchy below.

	For the Three Months Ended June 30, 2011
		Total Gains/(Losses)— Realized and Unrealized
(Millions of Dollars)	Beginning Balance as of April 1, 2011	Included in Earnings	Included in Regulatory Assets and Liabilities	Purchases	Issuances	Sales	Settlements	Transfer In/Out of Level 3	Ending Balance as of June 30, 2011
Con Edison
Derivatives:
Commodity	$(31)	$(14)	$14	$5	$—	$(2)	$3	$—	$(25)
Interest rate contract	(10)	(1)	—	—	—	—	1	—	(10)
Other assets(1)	105	1	—	—	—	—	—	—	106
Total	$64	$(14)	$14	$5	$—	$(2)	$4	$—	$71
CECONY
Derivatives:
Commodity	$2	$(1)	$2	$1	$—	$—	$(4)	$—	$—
Other assets(1)	95	1	—	—	—	—	—	—	96
Total	$97	$—	$2	$1	$—	$—	$(4)	$—	$96

(1)	Amounts included in earnings are reported in investment and other income on the consolidated income statement.

	For the Six Months Ended June 30, 2011
		Total Gains/(Losses)— Realized and Unrealized
(Millions of Dollars)	Beginning Balance as of January 1, 2011	Included in Earnings	Included in Regulatory Assets and Liabilities	Purchases	Issuances	Sales	Settlements	Transfer In/Out of Level 3	Ending Balance as of June 30, 2011
Con Edison
Derivatives:
Commodity	$(88)	$2	$45	$14	$—	$(4)	$1	$5	$(25)
Interest rate contract	(10)	(2)	—	—	—	—	2	—	(10)
Other assets(1)	101	3	2	—	—	—	—	—	106
Total	$3	$3	$47	$14	$—	$(4)	$3	$5	$71
CECONY
Derivatives:
Commodity	$(26)	$(3)	$20	$11	$—	$—	$(7)	$5	$—
Other assets(1)	92	3	1	—	—	—	—	—	96
Total	$66	$—	$21	$11	$—	$—	$(7)	$5	$96

(1)	Amounts included in earnings are reported in investment and other income on the consolidated income statement.

The table listed below provides a reconciliation of the beginning and ending net balances for assets and liabilities measured at fair value for the three and six months ended June 30, 2010 and classified as Level 3 in the fair value hierarchy below.

	For the Three Months Ended June 30, 2010
		Total Gains/(Losses) — Realized and Unrealized
(Millions of Dollars)	Beginning Balance as of April 1, 2010	Included in Earnings	Included in Regulatory Assets and Liabilities	Purchases	Issuances	Sales	Settlements	Transfer In/Out of Level 3	Ending Balance as of June 30, 2010
Con Edison
Derivatives:
Commodity	$(168)	$9	$33	$3	$—	$(2)	$6	$18	$(101)
Interest rate contract	(11)	(1)	(1)	—	—	—	1	—	(12)
Other assets(1)	93	—	1	—	—	—	—	—	94
Total	$(86)	$8	$33	$3	$—	$(2)	$7	$18	$(19)
CECONY
Derivatives:
Commodity	$(48)	$(2)	$3	$1	$—	$—	$(2)	$18	$(30)
Other assets(1)	84	—	1	—	—	—	—	—	85
Total	$36	$(2)	$4	$1	$—	$—	$(2)	$18	$55

(1)	Amounts included in earnings are reported in investment and other income on the consolidated income statement.

	For the Six Months Ended June 30, 2010
		Total Gains/(Losses)— Realized and Unrealized
(Millions of Dollars)	Beginning Balance as of January 1, 2010	Included in Earnings	Included in Regulatory Assets and Liabilities	Purchases	Issuances	Sales	Settlements	Transfer In/Out of Level 3	Ending Balance as of June 30, 2010
Con Edison
Derivatives:
Commodity	$(59)	$(34)	$(40)	$3	$—	$(3)	$14	$18	$(101)
Interest rate contract	(11)	(2)	(1)	—	—	—	2	—	(12)
Other assets(1)	92	—	2	—	—	—	—	—	94
Total	$22	$(36)	$(39)	$3	$—	$(3)	$16	$18	$(19)
CECONY
Derivatives:
Commodity	$(5)	$(7)	$(30)	$1	$—	$—	$(7)	$18	$(30)
Other assets(1)	83	—	2	—	—	—	—	—	85
Total	$78	$(7)	$(28)	$1	$—	$—	$(7)	$18	$55

(1)	Amounts included in earnings are reported in investment and other income on the consolidated income statement.

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

For the competitive energy businesses, realized and unrealized gains and losses on Level 3 commodity derivative assets and liabilities are reported in non-utility revenues ($4 million loss and $27 million loss) and purchased power costs ($1 million loss and $49 million gain) on the consolidated income statement for the three months ended June 30, 2011 and 2010, respectively. Realized and unrealized gains and losses on Level 3 commodity derivative assets and liabilities are reported in non-utility revenues ($3 million loss and $33 million gain) and purchased power costs ($21 million gain and $40 million loss) on the consolidated income statement for the six months ended June 30, 2011 and 2010, respectively. The change in fair value relating to Level 3 commodity derivative assets held at June 30, 2011 and 2010 is included in non-utility revenues ($13 million loss and $45 million loss), and purchased power costs ($6 million gain and $64 million gain) on the consolidated income statement for the three months ended June 30, 2011 and 2010, respectively. For the six months ended June 30, 2011 and 2010, the change in fair value relating to Level 3 commodity derivative assets and liabilities included in non-utility revenues ($25 million loss and $1 million gain) and purchased power costs ($36 million gain and $7 million loss) on the consolidated income statement.

The accounting rules for fair value measurements and disclosures require consideration of the impact of nonperformance risk (including credit risk) from a market participant perspective in the measurement of the fair value of assets and liabilities. At June 30, 2011, the Companies determined that nonperformance risk would have no material impact on their financial position or results of operations. To assess nonperformance risk, the Companies considered information such as collateral requirements, master netting arrangements, letters of credit and parent company guarantees, and applied a market-based method by using the counterparty’s (for an asset) or the Companies’ (for a liability) credit default swaps rates.

Note K — New Financial Accounting Standards

Reference is made to Note T to the financial statements in Item 8 of the Form 10-K.

In May 2011, the Financial Accounting Standards Board (FASB) issued amendments to the guidance for fair value measurement through Accounting Standards Update (ASU) No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair

Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”. The amendments expand Accounting Standards Codification 820’s existing disclosure requirements for fair value measurements and makes other amendments. Many of these amendments were made to eliminate unnecessary wording differences between U.S. generally accepted accounting principles and International Financial Reporting Standards. For public entities, the amendments are effective prospectively during interim and annual periods beginning after December 15, 2011. The application of this guidance is not expected to have a material impact on the companies’ financial position, results of operations and liquidity.

In June 2011, the FASB issued new guidance for presentation of comprehensive income through ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” The amendments require that the comprehensive income be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. The amendments in this update are applicable retrospectively for public entities effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. The application of this guidance does not have a material impact on the companies’ financial position, results of operations and liquidity.

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

This MD&A should be read in conjunction with the Second Quarter Financial Statements and the notes thereto and the MD&A in Item 7 of the Companies’ combined Annual Report on Form 10-K for the year ended December 31, 2010 (File Nos. 1-14514 and 1-1217, the Form 10-K) and the MD&A in Part 1, Item 2 of the Companies’ combined Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011 (File Nos. 1-14514 and 1-1217, the First Quarter Form 10-Q).

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

Competitive Energy Businesses

Con Edison pursues competitive energy opportunities through three wholly-owned subsidiaries: Con Edison Solutions, Con Edison Energy and Con Edison Development. These businesses include the sales and related hedging of electricity to wholesale and retail customers, sales of certain energy-related products and services, and participation in energy infrastructure projects. At June 30, 2011, Con Edison’s equity investment in its competitive energy businesses was $367 million and their assets amounted to $852 million.

Certain financial data of Con Edison’s businesses is presented below:

	Three Months Ended June 30, 2011				Six Months Ended June 30, 2011				At June 30, 2011
(Millions of Dollars, except percentages)	Operating Revenues		Net Income for Common Stock		Operating Revenues		Net Income for Common Stock		Assets
CECONY	$2,416	81%	$157	95%	$5,125	81%	$426	89%	$32,226	89%
O&R	178	6%	4	2%	419	6%	23	5%	2,301	7%
Total Utilities	2,594	87%	161	97%	5,544	87%	449	94%	34,527	96%
Con Edison Solutions (a)	351	11%	7	4%	695	11%	34	7%	320	1%
Con Edison Energy (a)	56	2%	1	1%	121	2%	2	1%	83	—%
Con Edison Development	1	—%	1	1%	3	—%	—	—%	474	1%
Other (b)	(9)	—%	(5)	(3)%	(21)	—%	(8)	(2)%	615	2%
Total Con Edison	$2,993	100%	$165	100%	$6,342	100%	$477	100%	$36,019	100%

(a)	Net income from the competitive energy businesses for the three and six months ended June 30, 2011 includes $(1) million and $21 million, respectively, of net after-tax mark-to-market (losses)/gains (Con Edison Solutions, $(5) million and $14 million and Con Edison Energy, $4 million and $7 million).
(b)	Represents inter-company and parent company accounting. See “Results of Operations,” below.

Con Edison’s net income for common stock for the three months ended June 30, 2011 was $165 million or $0.57 a share ($0.56 on a diluted basis) compared with earnings of $183 million or $0.65 a share ($0.64 on a diluted basis) for the three months ended June 30, 2010. Net income for common stock for the six months ended June 30, 2011 was $477 million or $1.63 a share ($1.62 on a diluted basis) compared with earnings of $409 million or $1.45 a share ($1.44 on a diluted basis) for the six months ended June 30, 2010. See “Results of Operations – Summary,” below. For segment financial information, see Note H to the Second Quarter Financial Statements and “Results of Operations,” below.

Results of Operations—Summary

Net income for common stock for the three and six months ended June 30, 2011 and 2010 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions of Dollars)	2011	2010	2011	2010
CECONY	$157	$135	$426	$378
O&R	4	4	23	18
Competitive energy businesses (a)	9	48	36	19
Other (b)	(5)	(4)	(8)	(6)
Con Edison	$165	$183	$477	$409

(a)	Includes $(1) million and $39 million of net after-tax mark-to-market (losses)/gains for the three months ended June 30, 2011 and 2010, respectively. Includes $21 million and $1 million of net after-tax mark-to-market gains for the six months ended June 30, 2011 and 2010, respectively.
(b)	Consists of inter-company and parent company accounting.

The Companies’ results of operations for the three and six months ended June 30, 2011, as compared with the 2010 period, reflect changes in the Utilities’ rate plans. These rate plans provide for additional revenues to cover expected increases in certain operations and maintenance expenses, and depreciation and property taxes. The results of operations include the operating results of the competitive energy businesses, including net mark-to-market effects.

Operations and maintenance expenses were higher in the three and six months ended June 30, 2011 compared with the 2010 period reflecting higher costs for pension and other postretirement benefits and employee health insurance, offset in part by savings from cost control efforts in the 2011 period. Depreciation and property taxes were higher in the 2011 period reflecting primarily higher utility plant balances.

The following table presents the estimated effect on earnings per share and net income for common stock for the three and six months ended June 30, 2011 as compared with the 2010 period, resulting from these and other major factors:

	Three Months Variation		Six Months Variation
	Earnings per Share	Net Income for Common Stock (Millions of Dollars)	Earnings per Share	Net Income for Common Stock (Millions of Dollars)
CECONY
Rate plans, primarily to recover increases in certain costs	$0.25	$69	$0.43	$120
Operations and maintenance expense	(0.08)	(24)	(0.06)	(17)
Depreciation, property taxes and other tax matters	(0.09)	(27)	(0.19)	(56)
Interest expense	—	1	0.02	5
Other (includes dilutive effect of new stock issuances)	(0.02)	3	(0.08)	(4)
Total CECONY	0.06	22	0.12	48
O&R	—	—	0.02	5
Competitive energy businesses
Earnings excluding net mark-to-market effects	—	1	(0.02)	(4)
Net mark-to-market effects	(0.14)	(40)	0.07	20
Total competitive energy businesses	(0.14)	(39)	0.05	16
Other, including parent company expenses	—	(1)	(0.01)	(1)
Total	$(0.08)	$(18)	$0.18	$68

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

Liquidity and Capital Resources

The Companies’ liquidity reflects cash flows from operating, investing and financing activities, as shown on their respective consolidated statement of cash flows and as discussed below. See “Liquidity and Capital Resources” in Item 7 of the Form 10-K. Changes in the Companies’ cash and temporary cash investments resulting from operating, investing and financing activities for the six months ended June 30, 2011 and 2010 are summarized as follows:

	Con Edison			CECONY
(Millions of Dollars)	2011	2010	Variance	2011	2010	Variance
Operating activities	$1,589	$795	$794	$1,425	$737	$688
Investing activities	(1,129)	(1,007)	(122)	(983)	(952)	(31)
Financing activities	(306)	130	(436)	(346)	119	(465)
Net change	154	(82)	236	96	(96)	192
Balance at beginning of period	338	260	78	78	131	(53)
Balance at end of period	$492	$178	$314	$174	$35	$139

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

Net cash flows from operating activities for the six months ended June 30, 2011 for Con Edison and CECONY were $794 million and $688 million higher, respectively, than in the 2010 period. The increases in net cash flows reflect primarily recoveries received in 2011 for costs incurred relating to the World Trade Center attack ($149 million), lower estimated income tax payments and refunds received in 2011 ($312 million for Con Edison and $265 million for CECONY), and lower cash collateral paid to brokers and counterparties in 2011 generally reflecting smaller decreases in hedged volume and in commodity prices for derivative transactions ($109 million for Con Edison and $73 million for CECONY), offset in part by increased pension contributions in 2011 ($198 million for Con Edison and CECONY).

The change in net cash flows also reflects the timing of payments for and recovery of energy costs. This timing is reflected within changes to accounts receivable – customers, recoverable energy costs and accounts payable balances.

Cash Flows Used in Investing Activities

Net cash flows used in investing activities for Con Edison and CECONY were $122 million and $31 million higher, respectively, for the six months ended June 30, 2011 compared with the 2010 period. The increase for Con Edison reflects primarily a loan receivable for the Pilesgrove solar project and higher construction expenditures related to other solar projects. See Note Q to the financial statements in Item 8 of the Form 10-K.

Cash Flows from Financing Activities

Net cash flows from financing activities for Con Edison and CECONY decreased $436 million and $465 million, respectively, in the six months ended June 30, 2011 compared with the 2010 period, primarily due to higher net cash flows from operating activities in the 2011 period.

Cash flows from financing activities for the six months ended June 30, 2011 and 2010 also reflect the issuance of Con Edison common shares through its dividend reinvestment and employee stock plans (2011: 1.2 million shares for $49 million, 2010: 1.2 million shares for $25 million). In addition, as a result of the stock plan issuances, cash used to pay common stock dividends was reduced by $5 million and $24 million in the 2011 and 2010 periods, respectively. The number of shares issued through, and cash flows relating to, the plans in 2011, as compared with 2010, reflect the purchase in 2011 of shares in open-market transactions in connection with the plans.

The Companies had no issuances of long-term debt during the six months ended June 30, 2011. Net cash flows from financing activities during the six months ended June 30, 2010 also reflect the following CECONY transactions:

•	Issued $350 million 4.45 percent 10-year debentures and $350 million 5.70 percent 30-year debentures; and

•	Redeemed at maturity $325 million 8.125 percent 10-year debentures.

Con Edison’s net cash flows from financing activities for the six months ended June 30, 2010 also reflect the following O&R transactions:

•	Redeemed in advance of maturity $45 million 7.00 percent 30-year debentures that were due in 2029; and

•	Redeemed at maturity $55 million 7.50 percent 10-year debentures.

Cash flows from financing activities of the Companies also reflect commercial paper issuance (included on the consolidated balance sheets as “Notes payable”). The commercial paper amounts outstanding at June 30, 2011 and December 31, 2010 and the average daily balances for 2011 and 2010 for Con Edison and CECONY were as follows:

	2011		2010
(Millions of Dollars, except Weighted Average Yield)	Outstanding at June 30	Daily average	Outstanding at December 31	Daily average
Con Edison	$—	$110	$—	$370
CECONY	$—	$110	$—	$352
Weighted average yield	—%	0.3%	—%	0.4%

Common stock issuances and external borrowings are sources of liquidity that could be affected by changes in credit ratings, financial performance and capital market conditions.

Other Changes in Assets and Liabilities

The following table shows changes in certain assets and liabilities at June 30, 2011, compared with December 31, 2010.

	Con Edison	CECONY
(Millions of Dollars)	2011 vs. 2010 Variance	2011 vs. 2010 Variance
Assets
Regulatory asset – Unrecognized pension and other postretirement costs	$(450)	$(424)
Prepayments	(194)	(9)
Accrued unbilled revenue	(118)	(85)
Accounts receivable from affiliated companies	—	(213)
Liabilities
Pension and retiree benefits	(621)	(617)
Regulatory liability – Net unbilled revenue deferrals – current	(19)	(19)
Deferred income taxes and investment tax credits	251	271

Regulatory Asset for Unrecognized Pension and Other Postretirement Costs and Noncurrent Liability for Pension and Retiree Benefits

The decreases in the regulatory asset for unrecognized pension and other postretirement benefit costs and the noncurrent liability for pension and retiree benefits reflect the final actuarial valuation of the underfunding of the pension and other retiree benefit plans as measured at December 31, 2010, in accordance with the accounting rules for pensions. The decrease in the regulatory asset also reflects the year’s amortization of accounting costs. The decrease in the noncurrent liability for pension and retiree benefits also reflects the contributions to the pension plan made by CECONY in 2011. See Notes D and E to the Second Quarter Financial Statements.

Prepayments, Accounts Receivable from Affiliated Companies, Deferred Income Taxes and Investment Tax Credits

The decrease in prepayments for Con Edison and accounts receivable from affiliated companies for CECONY reflects primarily a federal tax refund received in the 2011 period. The increase in the liability for deferred income taxes and investment tax credits reflects the timing of the deduction of expenditures for utility plant which resulted in amounts being collected from customers to pay income taxes in advance of when the income tax payments will be required. See “Cash Flows from Operating Activities,” above, and Note L to the financial statements in Item 8 of the Form 10-K.

Accrued Unbilled Revenues and Regulatory Liability for Net Unbilled Revenues

The decrease in accrued unbilled revenues and the regulatory liability for net unbilled revenues reflects primarily the milder weather in June 2011 compared with December 2010.

Capital Requirements and Resources

At June 30, 2011, there was no material change in the Companies’ capital requirements and resources compared to those disclosed under “Capital Requirements and Resources – Capital Resources” in Item 1 of the Form 10-K, other than as described below.

For each of the Companies, the ratio of earnings to fixed charges (Securities and Exchange Commission basis) for the six months ended June 30, 2011, the twelve months ended December 31, 2010 and the six months ended June 30, 2010 was:

	Earnings to Fixed Charges (Times)
	For the Six Months Ended June 30, 2011	For the Twelve Months Ended December 31, 2010	For the Six Months Ended June 30, 2010
Con Edison	3.2	3.3	3.0
CECONY	3.3	3.4	3.1

For each of the Companies, the common equity ratio at June 30, 2011 and December 31, 2010 was:

	Common Equity Ratio (Percent of total capitalization)
	June 30, 2011	December 31, 2010
Con Edison	50.8	50.4
CECONY	50.1	49.9

Contractual Obligations

At June 30, 2011, there were no material changes in the Companies’ aggregate obligation to make payments pursuant to contracts compared to those discussed under “Capital Requirements and Resources – Contractual Obligations” in Item 1 of the Form 10-K. In August 2011, CECONY extended an existing power purchase agreement with Entergy Nuclear Power Marketing, LLC. See Note I to the financial statements in Item 8 of the Form 10-K. The contracted output for 2011 and 2012 remains 350 MW and increases to 500 MW for 2013 through 2017.

Electric Power Requirements

At June 30, 2011, there were no material changes in the Companies’ electric power requirements compared to those disclosed under “Electric Operations – Electric Supply” in Item 1 of the Form 10-K. See “Contractual Obligations,” above.

Regulatory Matters

For Information about the Utilities’ rate plans and other regulatory matters affecting the Companies, see “Utility Regulation” in Item 1 of the Form 10-K and “Rate Agreements” in Note B to the financial statements in Item 8 of the Form 10-K and Note B to the Second Quarter Financial Statements.

Financial and Commodity Market Risks

The Companies are subject to various risks and uncertainties associated with financial and commodity markets. The most significant market risks include interest rate risk, commodity price risk, credit risk and investment risk. At June 30, 2011, there were no material changes in the Companies’ financial and commodity market risks compared to those discussed under “Financial and Commodity Market Risks” in Item 7 of the Form 10-K, other than as described below and in Note I to the Second Quarter Financial Statements.

Commodity Price Risk

Con Edison’s commodity price risk relates primarily to the purchase and sale of electricity, gas and related derivative instruments. The Utilities and Con Edison’s competitive energy businesses have risk management strategies to mitigate their related exposures. See Note I to the Second Quarter Financial Statements.

Con Edison estimates that, as of June 30, 2011, a 10 percent decline in market prices would result in a decline in fair value of $94 million for the derivative instruments used by the Utilities to hedge purchases of electricity and gas, of which $78 million is for CECONY and $16 million is for O&R. Con Edison expects that any such change in fair value would be largely offset by directionally opposite changes in the cost of the electricity and gas purchased. In accordance with provisions approved by state regulators, the Utilities generally recover from customers the costs they incur for energy purchased for their customers, including gains and losses on certain derivative instruments used to hedge energy purchased and related costs. See “Recoverable Energy Costs” in Note A to the financial statements in Item 8 of the Form 10-K.

Con Edison’s competitive energy businesses use a value-at-risk (VaR) model to assess the market risk of their electricity and gas commodity fixed-price purchase and sales commitments, physical forward contracts and commodity derivative instruments. VaR represents the potential change in fair value of instruments or the portfolio due to changes in market factors, for a specified time period and confidence level. These businesses estimate VaR across their electricity and natural gas commodity businesses using a delta-normal variance/covariance model with a 95 percent confidence level. Since the VaR calculation involves complex methodologies and estimates and assumptions that are based on past experience, it is not necessarily indicative of future results. VaR for transactions associated with hedges on generating assets and commodity contracts, assuming a one-day holding period, for the six months ended June 30, 2011 and the year ended December 31, 2010 was as follows:

95% Confidence Level, One-Day Holding Period	June 30, 2011	December 31, 2010
	(Millions of Dollars)
Average for the period	$1	$1
High	1	1
Low	—	—

Credit Risk

The Companies are exposed to credit risk related to transactions entered into primarily for the various energy supply and hedging activities by the Utilities and the competitive energy businesses. Credit risk relates to the loss that may result from a counterparty’s nonperformance. The Companies use credit policies to manage this risk, including an established credit approval process, monitoring of counterparty limits, netting provisions within agreements and collateral or prepayment arrangements, credit insurance and credit default swaps. The Companies measure credit risk exposure as the replacement cost for open energy commodity and derivative positions plus amounts owed from counterparties for settled transactions. The replacement cost of open positions represents unrealized gains, net of any unrealized losses where the Companies have a legally enforceable right of setoff. See “Credit Exposure” in Note I to the Second Quarter Financial Statements.

Environmental Matters

For information concerning climate change, environmental sustainability, potential liabilities arising from laws and regulations protecting the environment and other environmental matters, see “Environmental Matters” in Item 1 of the Form 10-K and Notes F and G to the Second Quarter Financial Statements.

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

Material Contingencies

For information concerning potential liabilities arising from the Companies’ material contingencies, see “Application of Critical Accounting Policies – Accounting for Contingencies,” in Item 7 of the Form 10-K and Notes B, F and G to the Second Quarter Financial Statements.

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

Con Edison’s principal business segments are CECONY’s regulated electric, gas and steam utility activities, O&R’s regulated electric and gas utility activities and Con Edison’s competitive energy businesses. CECONY’s principal business segments are its regulated electric, gas and steam utility activities. A discussion of the results of operations by principal business segment for the three and six months ended June 30, 2011 and 2010 follows. For additional business segment financial information, see Note H to the Second Quarter Financial Statements.

Three Months Ended June 30, 2011 Compared with Three Months Ended June 30, 2010

The Companies’ results of operations in 2011 compared with 2010 were:

	CECONY		O&R		Competitive Energy Businesses and Other (a)		Con Edison (b)
(Millions of Dollars)	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent
Operating revenues	$(16)	(0.7)%	$(10)	(5.3)%	$2	0.5%	$(24)	(0.8)%
Purchased power	(166)	(21.1)	(16)	(22.2)	62	22.1	(120)	(10.5)
Fuel	(19)	(21.8)	N/A	N/A	—	—	(19)	(21.8)
Gas purchased for resale	41	80.4	(2)	(13.3)	5	Large	44	65.7
Operating revenues less purchased power, fuel and gas purchased for resale (net revenues)	128	8.5	8	7.9	(65)	(56.5)	71	4.1
Other operations and maintenance	43	7.3	6	9.4	5	19.2	54	8.0
Depreciation and amortization	9	4.6	1	9.1	(2)	(50.0)	8	3.8
Taxes, other than income taxes	40	10.3	—	—	—	—	40	9.9
Operating income	36	10.8	1	7.1	(68)	(84.0)	(31)	(7.2)
Other income less deductions	(12)	Large	1	Large	4	Large	(7)	(58.3)
Net interest expense	(1)	(0.7)	2	25.0	2	40.0	3	2.0
Income before income tax expense	25	11.9	—	—	(66)	(86.8)	(41)	(14.0)
Income tax expense	3	4.2	—	—	(26)	(81.3)	(23)	(21.7)
Net income for common stock	$22	16.3%	$—	—%	$(40)	(90.9)%	$(18)	(9.8)%

(a)	Includes inter-company and parent company accounting.
(b)	Represents the consolidated financial results of Con Edison and its businesses.

CECONY

	Three Months Ended June 30, 2011				Three Months Ended June 30, 2010
(Millions of Dollars)	Electric	Gas	Steam	2011 Total	Electric	Gas	Steam	2010 Total	2011-2010 Variation
Operating revenues	$2,013	$296	$107	$2,416	$2,104	$239	$89	$2,432	$(16)
Purchased power	609	—	12	621	777	—	10	787	(166)
Fuel	40	—	28	68	58	—	29	87	(19)
Gas purchased for resale	—	92	—	92	—	51	—	51	41
Net revenues	1,364	204	67	1,635	1,269	188	50	1,507	128
Operations and maintenance	504	90	37	631	469	74	45	588	43
Depreciation and amortization	162	27	16	205	156	25	15	196	9
Taxes, other than income taxes	348	56	25	429	325	45	19	389	40
Operating income	$350	$31	$(11)	$370	$319	$44	$(29)	$334	$36

Electric

CECONY’s results of electric operations for the three months ended June 30, 2011 compared with the 2010 period is as follows:

	Three Months Ended
(Millions of Dollars)	June 30, 2011	June 30, 2010	Variation
Operating revenues	$2,013	$2,104	$(91)
Purchased power	609	777	(168)
Fuel	40	58	(18)
Net revenues	1,364	1,269	95
Operations and maintenance	504	469	35
Depreciation and amortization	162	156	6
Taxes, other than income taxes	348	325	23
Electric operating income	$350	$319	$31

CECONY’s electric sales and deliveries, excluding off-system sales, for the three months ended June 30, 2011 compared with the 2010 period were:

	Millions of kWhs Delivered				Revenues in Millions
	Three Months Ended				Three Months Ended
Description	June 30, 2011	June 30, 2010	Variation	Percent Variation	June 30, 2011	June 30, 2010	Variation	Percent Variation
Residential/Religious (a)	2,462	2,492	(30)	(1.2)%	$652	$681	$(29)	(4.3)%
Commercial/Industrial	2,614	2,816	(202)	(7.2)	556	642	(86)	(13.4)
Retail access customers	5,630	5,326	304	5.7	554	500	54	10.8
NYPA, Municipal Agency and other sales	2,530	2,654	(124)	(4.7)	140	124	16	12.9
Other operating revenues	—	—	—	—	111	157	(46)	(29.3)
Total	13,236	13,288	(52)	(0.4)%	$2,013	$2,104	$(91)	(4.3)%

(a)	“Residential/Religious” generally includes single-family dwellings, individual apartments in multi-family dwellings, religious organizations and certain other not-for-profit organizations.

CECONY’s electric operating revenues decreased $91 million in the three months ended June 30, 2011 compared with the 2010 period due primarily to lower purchased power ($168 million) and fuel costs ($18 million), offset in part by higher revenues from the electric rate plan ($93 million, which includes $9 million accrued revenues pursuant to the rate plan’s revenue decoupling mechanism). CECONY’s revenues from electric sales are subject to a revenue decoupling mechanism, as a result of which delivery revenues generally are not affected by changes in delivery volumes from levels assumed when rates were approved. Other electric operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the revenue decoupling mechanism and other provisions of the company’s rate plans. See “Rate Agreements – CECONY – Electric” in Note B to the financial statements in Item 8 of the Form 10-K.

Electric delivery volumes in CECONY’s service area decreased 0.4 percent in the three months ended June 30, 2011 compared with the 2010 period. After adjusting for variations, principally weather and billing days, electric delivery volumes in CECONY’s service area decreased 1.4 percent in the three months ended June 30, 2011 compared with the 2010 period.

CECONY’s electric purchased power costs decreased $168 million in the three months ended June 30, 2011 compared with the 2010 period due to a decrease in unit costs ($124 million) and purchased volumes ($44 million). Electric fuel costs decreased $18 million in the three months ended June 30, 2011 compared with the 2010 period due to lower sendout volumes from the company’s electric generating facilities ($10 million) and unit costs ($8 million).

CECONY’s electric operating income increased $31 million in the three months ended June 30, 2011 compared with the 2010 period. The increase reflects primarily higher net revenues ($95 million, due primarily to the electric rate plan, including the collection of a surcharge for a New York State assessment). The increase in electric net revenues was offset by higher operations and maintenance costs ($35 million, due primarily to higher pension expense ($35 million) and employees’ health insurance costs ($16 million), offset by a decrease in the collection of surcharges from customers ($9 million) and cost control efforts), taxes, other than income taxes ($23 million, principally property taxes) and depreciation and amortization ($6 million). See “Regulatory Assets and

Liabilities” in Note B to the Second Quarter Financial Statements.

Gas

CECONY’s results of gas operations for the three months ended June 30, 2011 compared with the 2010 period is as follows:

	Three Months Ended
(Millions of Dollars)	June 30, 2011	June 30, 2010	Variation
Operating revenues	$296	$239	$57
Gas purchased for resale	92	51	41
Net revenues	204	188	16
Operations and maintenance	90	74	16
Depreciation and amortization	27	25	2
Taxes, other than income taxes	56	45	11
Gas operating income	$31	$44	$(13)

CECONY’s gas sales and deliveries, excluding off-system sales, for the three months ended June 30, 2011 compared with the 2010 period were:

	Thousands of dths Delivered				Revenues in Millions
	Three Months Ended				Three Months Ended
Description	June 30, 2011	June 30, 2010	Variation	Percent Variation	June 30, 2011	June 30, 2010	Variation	Percent Variation
Residential	7,373	5,877	1,496	25.5%	$145	$130	$15	11.5%
General	5,175	4,677	498	10.6	72	72	—	—
Firm transportation	11,273	9,352	1,921	20.5	74	65	9	13.8
Total firm sales and transportation	23,821	19,906	3,915	19.7	291	267	24	9.0
Interruptible sales (a)	2,697	1,655	1,042	63.0	22	5	17	Large
NYPA	5,315	6,080	(765)	(12.6)	1	1	—	—
Generation plants	21,847	19,950	1,897	9.5	9	9	—	—
Other	5,132	3,923	1,209	30.8	11	8	3	37.5
Other operating revenues	—	—	—	—	(38)	(51)	13	25.5
Total	58,812	51,514	7,298	14.2%	$296	$239	$57	23.8%

(a)	Includes 1,126 mdths and 462 mdths for the three months ended June 30, 2011 and 2010, respectively, which are also reflected in firm transportation and other.

CECONY’s gas operating revenues increased $57 million in the three months ended June 30, 2011 compared with the 2010 period due primarily to an increase in gas purchased for resale costs ($41 million). CECONY’s revenues from gas sales are subject to a weather normalization clause and a revenue decoupling mechanism as a result of which delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved. Other gas operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s rate plans. See “Rate Agreements – CECONY – Gas” in Note B to the financial statements in Item 8 of the Form 10-K.

CECONY’s sales and transportation volumes for firm customers increased 19.7 percent in the three months ended June 30, 2011 compared with the 2010 period. After adjusting for variations, principally weather and billing days, firm gas sales and transportation volumes in the company’s service area increased 3.0 percent in the three months ended June 30, 2011 reflecting an increase in the number of customers.

CECONY’s purchased gas cost increased $41 million in the three months ended June 30, 2011 compared with the 2010 period due to higher unit costs ($25 million) and sendout volumes ($16 million).

CECONY’s gas operating income decreased $13 million in the three months ended June 30, 2011 compared with the 2010 period. The decrease reflects primarily higher operations and maintenance costs ($16 million, due primarily to an increase in pension expense ($6 million) and the surcharge for a New York State assessment ($5 million)), taxes, other than income taxes ($11 million, principally property taxes) and depreciation and amortization ($2 million), offset by higher net revenues ($16 million).

Steam

CECONY’s results of steam operations for the three months ended June 30, 2011 compared with the 2010 period is as follows:

	Three Months Ended
(Millions of Dollars)	June 30, 2011	June 30, 2010	Variation
Operating revenues	$107	$89	$18
Purchased power	12	10	2
Fuel	28	29	(1)
Net revenues	67	50	17
Operations and maintenance	37	45	(8)
Depreciation and amortization	16	15	1
Taxes, other than income taxes	25	19	6
Steam operating income	$(11)	$(29)	$18

CECONY’s steam sales and deliveries for the three months ended June 30, 2011 compared with the 2010 period were:

	Millions of Pounds Delivered				Revenues in Millions
	Three Months Ended				Three Months Ended
Description	June 30, 2011	June 30, 2010	Variation	Percent Variation	June 30, 2011	June 30, 2010	Variation	Percent Variation
General	73	48	25	52.1%	$4	$3	$1	33.3%
Apartment house	1,124	957	167	17.5	30	23	7	30.4
Annual power	3,059	2,682	377	14.1	81	61	20	32.8
Other operating revenues	—	—	—	—	(8)	2	(10)	Large
Total	4,256	3,687	569	15.4%	$107	$89	$18	20.2%

CECONY’s steam operating revenues increased $18 million in the three months ended June 30, 2011 compared with the 2010 period due primarily to the net change in rates under the steam rate plans ($6 million), the colder weather in 2011 compared with the 2010 period ($10 million) and higher purchased power costs ($2 million). Other steam operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s rate plans. See “Rate Agreements – CECONY – Steam” in Note B to the financial statements in Item 8 of the Form 10-K.

Steam sales and delivery volumes increased 15.4 percent in the three months ended June 30, 2011 compared with the 2010 period. After adjusting for variations, principally weather and billing days, steam sales and deliveries decreased 0.3 percent in the three months ended June 30, 2011.

CECONY’s steam purchased power costs increased $2 million in the three months ended June 30, 2011 compared with the 2010 period due to an increase in unit costs ($8 million), offset by a decrease in purchased volumes ($6 million). Steam purchased fuel costs decreased $1 million in the three months ended June 30, 2011 compared with the 2010 period due to lower sendout volumes ($1 million).

Steam operating income increased $18 million in the three months ended June 30, 2011 compared with the 2010 period. The increase reflects primarily higher net revenues ($17 million) and lower operations and maintenance costs ($8 million, due primarily to lower pension expense ($6 million)), offset by higher taxes, other than income taxes ($6 million, principally property taxes) and depreciation and amortization ($1 million).

Other Income (Deductions)

Other income (deductions) decreased $12 million in the three months ended June 30, 2011 compared with the 2010 period primarily reflecting lower financing charges on changes in World Trade Center regulatory assets and liabilities. See “Cash Flows from Operating Activities,” above and “Regulatory Assets and Liabilities” in Note B to the Second Quarter Financial Statements.

O&R

	Three Months Ended June 30, 2011			Three Months Ended June 30, 2010
(Millions of Dollars)	Electric	Gas	2011 Total	Electric	Gas	2010 Total	2011-2010 Variation
Operating revenues	$141	$37	$178	$153	$35	$188	$(10)
Purchased power	56	—	56	72	—	72	(16)
Gas purchased for resale	—	13	13	—	15	15	(2)
Net revenues	85	24	109	81	20	101	8
Operations and maintenance	54	16	70	49	15	64	6
Depreciation and amortization	8	4	12	8	3	11	1
Taxes, other than income taxes	9	3	12	9	3	12	—
Operating income	$14	$1	$15	$15	$(1)	$14	$1

Electric

O&R’s results of electric operations for the three months ended June 30, 2011 compared with the 2010 period is as follows:

	Three Months Ended
(Millions of Dollars)	June 30, 2011	June 30, 2010	Variation
Operating revenues	$141	$153	$(12)
Purchased power	56	72	(16)
Net revenues	85	81	4
Operations and maintenance	54	49	5
Depreciation and amortization	8	8	—
Taxes, other than income taxes	9	9	—
Electric operating income	$14	$15	$(1)

O&R’s electric sales and deliveries, excluding off-system sales, for the three months ended June 30, 2011 compared with the 2010 period were:

	Millions of kWhs Delivered				Revenues in Millions
	Three Months Ended				Three Months Ended
Description	June 30, 2011	June 30, 2010	Variation	Percent Variation	June 30, 2011	June 30, 2010	Variation	Percent Variation
Residential/Religious (a)	381	419	(38)	(9.1)%	$66	$73	$(7)	(9.6)%
Commercial/Industrial	281	366	(85)	(23.2)	38	49	(11)	(22.4)
Retail access customers	664	546	118	21.6	36	29	7	24.1
Public authorities	26	27	(1)	(3.7)	2	3	(1)	(33.3)
Other operating revenues	—	—	—	—	(1)	(1)	—	—
Total	1,352	1,358	(6)	(0.4)%	$141	$153	$(12)	(7.8)%

(a)	“Residential/Religious” generally includes single-family dwellings, individual apartments in multi-family dwellings, religious organizations and certain other not-for-profit organizations.

O&R’s electric operating revenues decreased $12 million in the three months ended June 30, 2011 compared with the 2010 period due primarily to lower costs for purchased power ($16 million). O&R’s New York electric delivery revenues are subject to a revenue decoupling mechanism, as a result of which, delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved. O&R’s electric sales in New Jersey and Pennsylvania are not subject to a revenue decoupling mechanism, and as a result, changes in such volumes do impact revenues. Other electric operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s electric rate plan. See “Rate Agreements – O&R – Electric” in Note B to the Second Quarter Financial Statements and Note B to the financial statements in Item 8 of the Form 10-K.

Electric delivery volumes in O&R’s service area decreased 0.4 percent in the three months ended June 30, 2011 compared with the 2010 period. After adjusting for weather variations, electric delivery volumes in O&R’s service area increased 1.4 percent in the three months ended June 30, 2011 compared with the 2010 period reflecting higher average normalized use per customer.

Electric operating income decreased $1 million in the three months ended June 30, 2011 compared with the 2010 period. The decrease reflects primarily higher operations and maintenance costs ($5 million, due primarily to higher pension expense ($3 million)), offset by higher net revenues ($4 million).

Gas

O&R’s results of gas operations for the three months ended June 30, 2011 compared with the 2010 period is as follows:

	Three Months Ended
(Millions of Dollars)	June 30, 2011	June 30, 2010	Variation
Operating revenues	$37	$35	$2
Gas purchased for resale	13	15	(2)
Net revenues	24	20	4
Operations and maintenance	16	15	1
Depreciation and amortization	4	3	1
Taxes, other than income taxes	3	3	—
Gas operating income	$1	$(1)	$2

O&R’s gas sales and deliveries, excluding off-system sales, for the three months ended June 30, 2011 compared with the 2010 period were:

	Thousands of dths Delivered				Revenues in Millions
	Three Months Ended				Three Months Ended
Description	June 30, 2011	June 30, 2010	Variation	Percent Variation	June 30, 2011	June 30, 2010	Variation	Percent Variation
Residential	965	835	130	15.6%	$15	$15	$—	—%
General	191	155	36	23.2	3	3	—	—
Firm transportation	1,649	1,379	270	19.6	13	12	1	8.3
Total firm sales and transportation	2,805	2,369	436	18.4	31	30	1	3.3
Interruptible sales	991	1,057	(66)	(6.2)	1	1	—	—
Generation plants	652	263	389	Large	—	—	—	—
Other	136	107	29	27.1	—	—	—	—
Other gas revenues	—	—	—	—	5	4	1	25.0
Total	4,584	3,796	788	20.8%	$37	$35	$2	5.7%

O&R’s gas operating revenues increased $2 million in the three months ended June 30, 2011 compared with the 2010 period due primarily to the gas rate plan, offset in part by the decrease in gas purchased for resale ($2 million).

Sales and transportation volumes for firm customers increased 18.4 percent in the three months ended June 30, 2011 compared with the 2010 period. After adjusting for weather and other variations, total firm sales and transportation volumes increased 1.1 percent in the three months ended June 30, 2011 compared with the 2010 period. O&R’s New York revenues from gas sales are subject to a weather normalization clause and a revenue decoupling mechanism, as a result of which delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved.

Gas operating income increased $2 million in the three months ended June 30, 2011 compared with the 2010 period. The increase reflects primarily higher net revenues ($4 million), offset by higher operations and maintenance costs ($1 million) and depreciation and amortization ($1 million).

Competitive Energy Businesses

The competitive energy business’s results of operations for the three months ended June 30, 2011 compared with the 2010 period is as follows:

	Three Months Ended
(Millions of Dollars)	June 30, 2011	June 30, 2010	Variation
Operating revenues	$406	$406	$—
Purchased power	348	289	59
Gas purchased for resale	5	1	4
Net revenues	53	116	(63)
Operations and maintenance	32	27	5
Depreciation and amortization	2	4	(2)
Taxes, other than income taxes	5	4	1
Operating income	$14	$81	$(67)

The competitive energy businesses’ operating revenues were the same in the three months ended June 30, 2011 compared with the 2010 period. Electric wholesale revenues decreased $35 million in the three months ended June 30, 2011 compared with the 2010 period due to lower sales volume ($26 million) and unit prices ($9 million). Electric retail revenues decreased $7 million in the three months ended June 30, 2011 compared with the 2010 period due to lower unit prices ($15 million), offset by higher sales volume ($8 million). Gross margins on electric retail revenues increased in the three months ended June 30, 2011 compared with the 2010 period due primarily to higher unit gross margins. Net mark-to-market values decreased $67 million in the three months ended June 30, 2011 as compared with the 2010 period, of which $100 million in losses are reflected in purchased power costs and $33 million in gains are reflected in revenues. Other revenues increased $9 million in the three months ended June 30, 2011 as compared with the 2010 period due primarily to higher sales of energy efficiency services ($3 million).

Purchased power costs increased $59 million in the three months ended June 30, 2011 compared with the 2010 period due primarily to changes in mark-to-market values ($100 million) and lower purchased power costs ($42 million, due to lower unit prices ($27 million) and volumes ($15 million)). Operating income decreased $67 million in the three months ended June 30, 2011 compared with the 2010 period due primarily to net mark-to-market effects ($67 million).

Other

For Con Edison, “Other” also includes inter-company eliminations relating to operating revenues and operating expenses.

Six Months Ended June 30, 2011 Compared with Six Months Ended June 30, 2010

The Companies’ results of operations in 2011 compared with 2010 were:

	CECONY		O&R		Competitive Energy Businesses and Other (a)		Con Edison (b)
(Millions of Dollars)	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent
Operating revenues	$(25)	(0.5)%	$(20)	(4.6)%	$(91)	(10.2)%	$(136)	(2.1)%
Purchased power	(235)	(17.6)	(35)	(22.2)	(127)	(16.2)	(397)	(17.4)
Fuel	7	3.0	N/A	N/A	—	—	7	3.0
Gas purchased for resale	10	2.9	(5)	(8.6)	3	42.9	8	2.0
Operating revenues less purchased power, fuel and gas purchased for resale (net revenues)	193	6.0	20	9.0	33	34.4	246	6.9
Other operations and maintenance	32	2.7	8	6.0	10	19.6	50	3.6
Depreciation and amortization	22	5.7	2	9.1	(2)	(40.0)	22	5.3
Taxes, other than income taxes	68	8.5	—	—	3	37.5	71	8.5
Operating income	71	8.4	10	23.3	22	68.8	103	11.2
Other income less deductions	(12)	(70.6)	1	Large	5	Large	(6)	(28.6)
Net interest expense	(2)	(0.7)	4	25.0	3	27.3	5	1.7
Income before income tax expense	61	10.3	7	25.9	24	96.0	92	14.3
Income tax expense	13	6.3	2	22.2	9	75.0	24	10.5
Net income for common stock	$48	12.7%	$5	27.8%	$15	Large	$68	16.6%

(a)	Includes inter-company and parent company accounting.
(b)	Represents the consolidated financial results of Con Edison and its businesses.

CECONY

	Six Months Ended June 30, 2011				Six Months Ended June 30, 2010
(Millions of Dollars)	Electric	Gas	Steam	2011 Total	Electric	Gas	Steam	2010 Total	2011- 2010 Variation
Operating revenues	$3,734	$959	$432	$5,125	$3,832	$922	$396	$5,150	$(25)
Purchased power	1,073	—	31	1,104	1,307	—	32	1,339	(235)
Fuel	116	—	128	244	117	—	120	237	7
Gas purchased for resale	—	355	—	355	—	345	—	345	10
Net revenues	2,545	604	273	3,422	2,408	577	244	3,229	193
Operations and maintenance	963	192	72	1,227	937	162	96	1,195	32
Depreciation and amortization	324	54	32	410	307	50	31	388	22
Taxes, other than income taxes	692	121	55	868	650	106	44	800	68
Operating income	$566	$237	$114	$917	$514	$259	$73	$846	$71

Electric

CECONY’s results of electric operations for the six months ended June 30, 2011 compared with the 2010 period is as follows:

	Six Months Ended
(Millions of Dollars)	June 30, 2011	June 30, 2010	Variation
Operating revenues	$3,734	$3,832	$(98)
Purchased power	1,073	1,307	(234)
Fuel	116	117	(1)
Net revenues	2,545	2,408	137
Operations and maintenance	963	937	26
Depreciation and amortization	324	307	17
Taxes, other than income taxes	692	650	42
Electric operating income	$566	$514	$52

CECONY’s electric sales and deliveries, excluding off-system sales, for the six months ended June 30, 2011 compared with the 2010 period were:

	Millions of kWhs Delivered				Revenues in Millions
	Six Months Ended				Six Months Ended
Description	June 30, 2011	June 30, 2010	Variation	Percent Variation	June 30, 2011	June 30, 2010	Variation	Percent Variation
Residential/Religious (a)	5,126	5,163	(37)	(0.7)%	$1,300	$1,313	$(13)	(1.0)%
Commercial/Industrial	5,474	5,809	(335)	(5.8)	1,118	1,196	(78)	(6.5)
Retail access customers	11,188	10,710	478	4.5	1,027	968	59	6.1
NYPA, Municipal Agency and other sales	5,304	5,553	(249)	(4.5)	257	246	11	4.5
Other operating revenues	—	—	—	—	32	109	(77)	(70.6)
Total	27,092	27,235	(143)	(0.5)%	$3,734	$3,832	$(98)	(2.6)%

(a)	“Residential/Religious” generally includes single-family dwellings, individual apartments in multi-family dwellings, religious organizations and certain other not-for-profit organizations.

CECONY’s electric operating revenues decreased $98 million in the six months ended June 30, 2011 compared with the 2010 period due primarily to lower purchased power costs ($234 million), offset in part by higher revenues from the electric rate plan ($143 million, which reflects among other things, reductions in revenues pursuant to the rate plan’s revenue decoupling mechanism ($19 million) and reconciliations of costs for municipal infrastructure support and capital expenditures ($11 million). CECONY’s revenues from electric sales are subject to a revenue decoupling mechanism, as a result of which delivery revenues generally are not affected by changes in delivery volumes from levels assumed when rates were approved. Other electric operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the revenue decoupling mechanism and other provisions of the company’s rate plans. See “Rate Agreements – CECONY – Electric” in Note B to the financial statements in Item 8 of the Form 10-K.

Electric delivery volumes in CECONY’s service area decreased 0.5 percent in the six months ended June 30, 2011 compared with the 2010 period. After adjusting for variations, principally weather and billing days, electric delivery volumes in CECONY’s service area decreased 1.3 percent in the six months ended June 30, 2011 compared with the 2010 period.

CECONY’s electric purchased power costs decreased $234 million in the six months ended June 30, 2011 compared with the 2010 period due to a decrease in unit costs ($167 million) and purchased volumes ($67 million). Electric fuel costs decreased $1 million in the six months ended June 30, 2011 compared with the 2010 period due to lower sendout volumes from the company’s electric generating facilities ($2 million), offset by higher unit costs ($1 million).

CECONY’s electric operating income increased $52 million in the six months ended June 30, 2011 compared with the 2010 period. The increase reflects primarily higher net revenues ($137 million, due primarily to the electric rate plan), offset by higher taxes, other than income taxes ($42 million, principally property taxes), operations and maintenance costs ($26 million, due primarily to higher pension expense ($29 million) and employees’ health insurance costs ($10 million), offset in part by lower costs for injuries and damages ($7 million) and cost control efforts) and depreciation and amortization ($17 million). See “Regulatory Assets and Liabilities” in Note B to the Second Quarter Financial Statements.

Gas

CECONY’s results of gas operations for the six months ended June 30, 2011 compared with the 2010 period is as follows:

	Six Months Ended
(Millions of Dollars)	June 30, 2011	June 30, 2010	Variation
Operating revenues	$959	$922	$37
Gas purchased for resale	355	345	10
Net revenues	604	577	27
Operations and maintenance	192	162	30
Depreciation and amortization	54	50	4
Taxes, other than income taxes	121	106	15
Gas operating income	$237	$259	$(22)

CECONY’s gas sales and deliveries, excluding off-system sales, for the six months ended June 30, 2011 compared with the 2010 period were:

	Thousands of dths Delivered				Revenues in Millions
	Six Months Ended				Six Months Ended
Description	June 30, 2011	June 30, 2010	Variation	Percent Variation	June 30, 2011	June 30, 2010	Variation	Percent Variation
Residential	26,156	25,223	933	3.7%	$471	$476	$(5)	(1.1)%
General	18,686	16,165	2,521	15.6	224	229	(5)	(2.2)
Firm transportation	35,108	32,287	2,821	8.7	218	218	—	—
Total firm sales and transportation	79,950	73,675	6,275	8.5	913	923	(10)	(1.1)
Interruptible sales (a)	6,259	4,572	1,687	36.9	55	34	21	61.8
NYPA	11,135	12,122	(987)	(8.1)	1	1	—	—
Generation plants	34,206	32,215	1,991	6.2	16	17	(1)	(5.9)
Other	12,819	11,985	834	7.0	34	33	1	3.0
Other operating revenues	—	—	—	—	(60)	(86)	26	(30.2)
Total	144,369	134,569	9,8	7.3%	$959	$922	$37	4.0%

(a)	Includes 2,075 mdths and 1,448 mdths for the six months ended June 30, 2011 and 2010, respectively, which are also reflected in firm transportation and other.

CECONY’s gas operating revenues increased $37 million in the six months ended June 30, 2011 compared with the 2010 period due primarily to higher revenues from the gas rate plans ($54 million). CECONY’s revenues from gas sales are subject to a weather normalization clause and a revenue decoupling mechanism as a result of which delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved. Other gas operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s rate plans. See “Rate Agreements – CECONY – Gas” in Note B to the financial statements in Item 8 of the Form 10-K.

CECONY’s sales and transportation volumes for firm customers increased 8.5 percent in the six months ended June 30, 2011 compared with the 2010 period. After adjusting for variations, principally weather and billing days, firm gas sales and transportation volumes in the company’s service area increased 1.8 percent in the six months ended June 30, 2011 reflecting an increase in the number of customers, offset in part by net transfers from firm service to interruptible service.

CECONY’s purchased gas cost increased $10 million in the six months ended June 30, 2011 compared with the 2010 period due to higher sendout volumes ($35 million), offset by lower unit costs ($25 million).

CECONY’s gas operating income decreased $22 million in the six months ended June 30, 2011 compared with the 2010 period. The decrease reflects primarily higher operations and maintenance costs ($30 million, due primarily to an increase in the surcharge for a New York State assessment ($8 million), pension expense ($12 million) and employees’ health insurance costs ($2 million)), taxes, other than income taxes ($15 million, principally property taxes) and depreciation and amortization ($4 million), offset by higher net revenues ($27 million).

Steam

CECONY’s results of steam operations for the six months ended June 30, 2011 compared with the 2010 period is as follows:

	Six Months Ended
(Millions of Dollars)	June 30, 2011	June 30, 2010	Variation
Operating revenues	$432	$396	$36
Purchased power	31	32	(1)
Fuel	128	120	8
Net revenues	273	244	29
Operations and maintenance	72	96	(24)
Depreciation and amortization	32	31	1
Taxes, other than income taxes	55	44	11
Steam operating income	$114	$73	$41

CECONY’s steam sales and deliveries for the six months ended June 30, 2011 compared with the 2010 period were:

	Millions of Pounds Delivered				Revenues in Millions
	Six Months Ended				Six Months Ended
Description	June 30, 2011	June 30, 2010	Variation	Percent Variation	June 30, 2011	June 30, 2010	Variation	Percent Variation
General	408	366	42	11.5%	$20	$17	$3	17.6%
Apartment house	3,716	3,467	249	7.2	114	101	13	12.9
Annual power	9,600	9,069	531	5.9	315	276	39	14.1
Other operating revenues	—	—	—	—	(17)	2	(19)	Large
Total	13,724	12,902	822	6.4%	$432	$396	$36	9.1%

CECONY’s steam operating revenues increased $36 million in the six months ended June 30, 2011 compared with the 2010 period due primarily to higher fuel costs ($8 million), the net change in rates under the steam rate plan ($12 million) and colder winter weather in 2011 compared with the 2010 period ($18 million), offset in part by lower purchased power costs ($1 million). Other steam operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s rate plans. See “Rate Agreements – CECONY – Steam” in Note B to the financial statements in Item 8 of the Form 10-K.

Steam sales and delivery volumes increased 6.4 percent in the six months ended June 30, 2011 compared with the 2010 period. After adjusting for variations, principally weather and billing days, steam sales and deliveries decreased 1.7 percent in the six months ended June 30, 2011 reflecting lower average normalized use per customer.

CECONY’s steam purchased fuel costs increased $8 million in the six months ended June 30, 2011 compared with the 2010 period due to higher unit costs ($5 million) and sendout volumes ($3 million). Steam purchased power costs decreased $1 million in the six months ended June 30, 2011 compared with the 2010 period due to a decrease in unit costs ($6 million), offset by an increase in purchased volumes ($5 million).

Steam operating income increased $41 million in the six months ended June 30, 2011 compared with the 2010 period. The increase reflects primarily higher net revenues ($29 million) and lower operations and maintenance costs ($24 million, due primarily to lower pension expense ($19 million)), offset by higher taxes, other than income taxes ($11 million, principally property taxes) and depreciation and amortization ($1 million).

Other Income (Deductions)

Other income (deductions) decreased $12 million in the six months ended June 30, 2011 compared with the 2010 period primarily reflecting lower financing charges on changes in World Trade Center regulatory assets and liabilities. See “Cash Flows from Operating Activities,” above and “Regulatory Assets and Liabilities” in Note B to the Second Quarter Financial Statements.

O&R

	Six Months Ended June 30, 2011			Six Months Ended June 30, 2010
(Millions of Dollars)	Electric	Gas	2011 Total	Electric	Gas	2010 Total	2011-2010 Variation
Operating revenues	$289	$130	$419	$314	$125	$439	$(20)
Purchased power	123	—	123	158	—	158	(35)
Gas purchased for resale	—	53	53	—	58	58	(5)
Net revenues	166	77	243	156	67	223	20
Operations and maintenance	107	34	141	100	33	133	8
Depreciation and amortization	17	7	24	16	6	22	2
Taxes, other than income taxes	17	8	25	18	7	25	—
Operating income	$25	$28	$53	$22	$21	$43	$10

Electric

O&R’s results of electric operations for the six months ended June 30, 2011 compared with the 2010 period is as follows:

	Six Months Ended
(Millions of Dollars)	June 30, 2011	June 30, 2010	Variation
Operating revenues	$289	$314	$(25)
Purchased power	123	158	(35)
Net revenues	166	156	10
Operations and maintenance	107	100	7
Depreciation and amortization	17	16	1
Taxes, other than income taxes	17	18	(1)
Electric operating income	$25	$22	$3

O&R’s electric sales and deliveries, excluding off-system sales, for the six months ended June 30, 2011 compared with the 2010 period were:

	Millions of kWhs Delivered				Revenues in Millions
	Six Months Ended				Six Months Ended
Description	June 30, 2011	June 30, 2010	Variation	Percent Variation	June 30, 2011	June 30, 2010	Variation	Percent Variation
Residential/Religious (a)	810	867	(57)	(6.6)%	$140	$153	$(13)	(8.5)%
Commercial/Industrial	597	748	(151)	(20.2)	79	103	(24)	(23.3)
Retail access customers	1,290	1,053	237	22.5	68	55	13	23.6
Public authorities	50	54	(4)	(7.4)	5	6	(1)	(16.7)
Other operating revenues	—	—	—	—	(3)	(3)	—	—
Total	2,747	2,722	25	0.9%	$289	$314	$(25)	(8.0)%

(a)	“Residential/Religious” generally includes single-family dwellings, individual apartments in multi-family dwellings, religious organizations and certain other not-for-profit organizations.

O&R’s electric operating revenues decreased $25 million in the six months ended June 30, 2011 compared with the 2010 period due primarily to lower costs for purchased power ($35 million). O&R’s New York electric delivery revenues are subject to a revenue decoupling mechanism, as a result of which, delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved. O&R’s electric sales in New Jersey and Pennsylvania are not subject to a revenue decoupling mechanism, and as a result, changes in such volumes do impact revenues. Other electric operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s electric rate plan. See “Rate Agreements – O&R – Electric” in Note B to the Second Quarter Financial Statements and Note B to the financial statements in Item 8 of the Form 10-K.

Electric delivery volumes in O&R’s service area increased 0.9 percent in the six months ended June 30, 2011 compared with the 2010 period. After adjusting for weather variations, electric delivery volumes in O&R’s service area increased 1.2 percent in the six months ended June 30, 2011 compared with the 2010 period reflecting higher average normalized use per customer.

Electric operating income increased $3 million in the six months ended June 30, 2011 compared with the 2010 period. The increase reflects primarily higher net revenues ($10 million) and lower taxes, other than income taxes ($1 million, principally payroll taxes), offset by higher operations and maintenance costs ($7 million, due primarily to higher pension expense ($5 million)) and depreciation and amortization ($1 million).

Gas

O&R’s results of gas operations for the six months ended June 30, 2011 compared with the 2010 period is as follows:

	Six Months Ended
(Millions of Dollars)	June 30, 2011	June 30, 2010	Variation
Operating revenues	$130	$125	$5
Gas purchased for resale	53	58	(5)
Net revenues	77	67	10
Operations and maintenance	34	33	1
Depreciation and amortization	7	6	1
Taxes, other than income taxes	8	7	1
Gas operating income	$28	$21	$7

O&R’s gas sales and deliveries, excluding off-system sales, for the six months ended June 30, 2011 compared with the 2010 period were:

	Thousands of dths Delivered				Revenues in Millions
	Six Months Ended				Six Months Ended
Description	June 30, 2011	June 30, 2010	Variation	Percent Variation	June 30, 2011	June 30, 2010	Variation	Percent Variation
Residential	4,742	4,357	385	8.8%	$68	$65	$3	4.6%
General	928	864	64	7.4	12	12	—	—
Firm transportation	6,952	6,052	900	14.9	45	37	8	21.6
Total firm sales and transportation	12,622	11,273	1,349	12.0	125	114	11	9.6
Interruptible sales	2,304	2,467	(163)	(6.6)	2	7	(5)	(71.4)
Generation plants	750	402	348	86.6	—	—	—	—
Other	534	476	58	12.2	—	—	—	—
Other gas revenues	—	—	—	—	3	4	(1)	(25.0)
Total	16,210	14,618	1,592	10.9%	$130	$125	$5	4.0%

O&R’s gas operating revenues increased $5 million in the six months ended June 30, 2011 compared with the 2010 period due primarily to the gas rate plan, offset in part by the decrease in gas purchased for resale ($5 million).

Sales and transportation volumes for firm customers increased 12.0 percent in the six months ended June 30, 2011 compared with the 2010 period. After adjusting for weather and other variations, total firm sales and transportation volumes increased 0.1 percent in the six months ended June 30, 2011 compared with the 2010 period. O&R’s New York revenues from gas sales are subject to a weather normalization clause and a revenue decoupling mechanism, as a result of which delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved.

Gas operating income increased $7 million in the six months ended June 30, 2011 compared with the 2010 period. The increase reflects primarily higher net revenues ($10 million), offset by higher operations and maintenance costs ($1 million), depreciation and amortization ($1 million) and taxes, other than income taxes ($1 million, principally state taxes).

Competitive Energy Businesses

The competitive energy business’s results of operations for the six months ended June 30, 2011 compared with the 2010 period is as follows:

	Six Months Ended
(Millions of Dollars)	June 30, 2011	June 30, 2010	Variation
Operating revenues	$814	$906	$(92)
Purchased power	669	802	(133)
Gas purchased for resale	11	6	5
Net revenues	134	98	36
Operations and maintenance	63	51	12
Depreciation and amortization	3	6	(3)
Taxes, other than income taxes	10	8	2
Operating income	$58	$33	$25

The competitive energy businesses’ operating revenues decreased $92 million in the six months ended June 30, 2011 compared with the 2010 period due primarily to a decrease in electric revenues ($78 million) and net mark-to-market effects ($27 million), offset in part by an increase in other revenues ($13 million). Electric wholesale revenues decreased $64 million in the six months ended June 30, 2011 compared with the 2010 period due to lower sales volume ($57 million) and unit prices ($7 million). Electric retail revenues decreased $14 million in the six months ended June 30, 2011 compared with the 2010 period due to lower unit prices ($26 million), offset by higher sales volume ($12 million). Gross margins on electric retail revenues decreased in the six months ended June 30, 2011 compared with the 2010 period due primarily to lower unit gross margins. Net mark-to-market values increased $34 million in the six months ended June 30, 2011 as compared with the 2010 period, of which $61 million in gains are reflected in purchased power costs and $27 million in losses are reflected in revenues. Other revenues increased $13 million in the six months ended June 30, 2011 as compared with the 2010 period due primarily to higher sales of energy efficiency services ($8 million).

Purchased power costs decreased $133 million in the six months ended June 30, 2011 compared with the 2010 period due primarily to changes in mark-to-market values ($61 million) and lower purchased power costs ($73 million, due to lower unit prices ($37 million) and volumes ($36 million)). Operating income increased $25 million in the six months ended June 30, 2011 compared with the 2010 period due primarily to net mark-to-market effects ($34 million), offset by lower electric wholesale and retail gross margins ($9 million).

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

In January 2011, the Companies implemented a consolidation, reporting, and analysis system as part of a large ongoing project to implement a new financial and supply-chain enterprise resource planning information system. See Item 9A of the Form 10-K and Item 4 of the First Quarter Form 10-Q (which information is incorporated herein by reference). The project is reasonably likely to materially affect the Companies’ internal control over financial reporting.

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

Item 1A: Risk Factors

There were no material changes in the Companies’ risk factors compared to those disclosed in Item 1A of the Form 10-K.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased*	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Appropriate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2011 to April 30, 2011	—	—	—	—
May 1, 2011 to May 31, 2011	107,921	$53.83	—	—
June 1, 2011 to June 30, 2011	71,021	52.40	—	—
Total	178,942	$53.26	—	—

*	Represents Con Edison common shares purchased in open-market transactions. The number of shares purchased approximated the number of treasury shares used for the company’s employee stock plans.

Item 6: Exhibits

CON EDISON

Exhibit 4.1	Amendment, dated as of June 22, 2011, to the Amended and Restated Credit Agreement, dated as of June 22, 2006 among CECONY, Con Edison, O&R, the banks party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.

Exhibit 12.1	Statement of computation of Con Edison’s ratio of earnings to fixed charges for the six-month periods ended June 30, 2011 and 2010, and the 12-month period ended December 31, 2010.

Exhibit 31.1.1	Rule 13a-14(a)/15d-14(a) Certifications – Chief Executive Officer.

Exhibit 31.1.2	Rule 13a-14(a)/15d-14(a) Certifications – Chief Financial Officer.

Exhibit 32.1.1	Section 1350 Certifications – Chief Executive Officer.

Exhibit 32.1.2	Section 1350 Certifications – Chief Financial Officer.

Exhibit 101.INS	XBRL Instance Document.

Exhibit 101.SCH	XBRL Taxonomy Extension Schema.

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase.

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase.

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

CECONY

Exhibit 12.2	Statement of computation of CECONY’s ratio of earnings to fixed charges for the six-month periods ended June 30, 2011 and 2010, and the 12-month period ended December 31, 2010.

Exhibit 31.2.1	Rule 13a-14(a)/15d-14(a) Certifications – Chief Executive Officer.

Exhibit 31.2.2	Rule 13a-14(a)/15d-14(a) Certifications – Chief Financial Officer.

Exhibit 32.2.1	Section 1350 Certifications – Chief Executive Officer.

Exhibit 32.2.2	Section 1350 Certifications – Chief Financial Officer.

Exhibit 101.INS	XBRL Instance Document.

Exhibit 101.SCH	XBRL Taxonomy Extension Schema.

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase.

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase.

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONSOLIDATED EDISON, INC.
CONSOLIDATED EDISON COMPANY OF NEW YORK, INC.

DATE: August 4, 2011	By	/S/ ROBERT HOGLUND
Robert Hoglund Senior Vice President, Chief Financial Officer and Duly Authorized Officer

