Form 10-Q
period 2011-09-30
CONSOLIDATED EDISON CO OF NEW YORK INC; CONSOLIDATED EDISON INC
filed 2011-11-03
CIK 23632, 1047862

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

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

As of October 28, 2011, Con Edison had outstanding 292,904,646 Common Shares ($.10 par value). All of the outstanding common equity of CECONY is held by Con Edison.

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

Glossary of Terms

The following is a glossary of frequently used abbreviations or acronyms that are used in the Companies’ SEC reports:

Con Edison Companies
Con Edison	Consolidated Edison, Inc.
CECONY	Consolidated Edison Company of New York, Inc.
Con Edison Development	Consolidated Edison Development, Inc.
Con Edison Energy	Consolidated Edison Energy, Inc.
Con Edison Solutions	Consolidated Edison Solutions, Inc.
O&R	Orange and Rockland Utilities, Inc.
Pike	Pike County Light & Power Company
RECO	Rockland Electric Company
The Companies	Con Edison and CECONY
The Utilities	CECONY and O&R
Regulatory Agencies, Government Agencies, and Quasi-governmental Not-for-Profits
EPA	U. S. Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
IRS	Internal Revenue Service
ISO-NE	ISO New England Inc.
NJBPU	New Jersey Board of Public Utilities
NJDEP	New Jersey Department of Environmental Protection
NYAG	New York State Attorney General
NYISO	New York Independent System Operator
NYPA	New York Power Authority
NYSDEC	New York State Department of Environmental Conservation
NYSERDA	New York State Energy Research and Development Authority
NYSPSC	New York State Public Service Commission
NYSRC	New York State Reliability Council, LLC
PAPUC	Pennsylvania Public Utility Commission
PJM	PJM Interconnection LLC
SEC	U.S. Securities and Exchange Commission
Accounting
ABO	Accumulated Benefit Obligation
ASU	Accounting Standards Update
FASB	Financial Accounting Standards Board
LILO	Lease In/Lease Out
OCI	Other Comprehensive Income
SFAS	Statement of Financial Accounting Standards
SSCM	Simplified service cost method
VIE	Variable interest entity
Environmental
CO2	Carbon dioxide
GHG	Greenhouse gases
MGP Sites	Manufactured gas plant sites
PCBs	Polychlorinated biphenyls
PRP	Potentially responsible party
SO2	Sulfur dioxide
Superfund	Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 and similar state statutes

Units of Measure
dths	Dekatherms
kV	Kilovolts
kWh	Kilowatt-hour
mdths	Thousand dekatherms
MMlbs	Million pounds
MVA	Megavolt amperes
MW	Megawatts or thousand kilowatts
MWH	Megawatt hour
Other
AFDC	Allowance for funds used during construction
COSO	Committee of Sponsoring Organizations of the Treadway Commission
EMF	Electric and magnetic fields
ERRP	East River Repowering Project
Fitch	Fitch Ratings
First Quarter Form 10-Q	The Companies’ combined Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011
Form 10-K	The Companies’ combined Annual Report on Form 10-K for the year ended December 31, 2010
LTIP	Long Term Incentive Plan
Moody’s	Moody’s Investors Service
S&P	Standard & Poor’s Rating Services
Second Quarter Form 10-Q	The Companies’ combined Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011
Third Quarter Form 10-Q	The Companies’ combined Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011
VaR	Value-at-Risk

3

FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements intended to qualify for the safe-harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements of future expectation and not facts. Words such as “expects,” “estimates,” “anticipates,” “intends,” “believes,” “plans,” “will” and similar expressions identify forward-looking statements. Forward-looking statements are based on information available at the time the statements are made, and accordingly speak only as of that time. Actual results or developments might differ materially from those included in the forward-looking statements because of various risks, including:

•	the failure to operate energy facilities safely and reliably could adversely affect the Companies;

•	the failure to properly complete construction projects could adversely affect the Companies;

•	the failure of processes and systems and the performance of employees and contractors could adversely affect the Companies;

•	the Companies are extensively regulated and are subject to penalties;

•	the Utilities’ rate plans may not provide a reasonable return;

•	the Companies may be adversely affected by changes to the Utilities’ rate plans;

•	the Companies are exposed to risks from the environmental consequences of their operations;

•	a disruption in the wholesale energy markets or failure by an energy supplier could adversely affect the Companies;

•	the Companies have substantial unfunded pension and other postretirement benefit liabilities;

•	Con Edison’s ability to pay dividends or interest depends on dividends from its subsidiaries;

•	the Companies require access to capital markets to satisfy funding requirements;

•	the Internal Revenue Service has disallowed substantial tax deductions taken by the company;

•	a cyber attack could adversely affect the Companies; and

•	the Companies also face other risks that are beyond their control.

Consolidated Edison, Inc.

CONSOLIDATED INCOME STATEMENT (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
	(Millions of Dollars/Except Share Data)
OPERATING REVENUES
Electric	$2,861	$2,814	$6,883	$6,959
Gas	220	229	1,309	1,276
Steam	76	91	508	487
Non-utility	472	573	1,272	1,463
TOTAL OPERATING REVENUES	3,629	3,707	9,972	10,185
OPERATING EXPENSES
Purchased power	1,239	1,425	3,124	3,708
Fuel	73	106	317	342
Gas purchased for resale	73	73	491	482
Other operations and maintenance	783	738	2,213	2,117
Depreciation and amortization	222	211	659	626
Taxes, other than income taxes	483	449	1,387	1,283
TOTAL OPERATING EXPENSES	2,873	3,002	8,191	8,558
OPERATING INCOME	756	705	1,781	1,627
OTHER INCOME (DEDUCTIONS)
Investment and other income	—	9	19	29
Allowance for equity funds used during construction	2	4	8	13
Other deductions	(3)	(3)	(14)	(12)
TOTAL OTHER INCOME (DEDUCTIONS)	(1)	10	13	30
INCOME BEFORE INTEREST AND INCOME TAX EXPENSE	755	715	1,794	1,657
INTEREST EXPENSE
Interest on long-term debt	145	152	437	450
Other interest	—	7	15	13
Allowance for borrowed funds used during construction	(1)	(2)	(4)	(7)
NET INTEREST EXPENSE	144	157	448	456
INCOME BEFORE INCOME TAX EXPENSE	611	558	1,346	1,201
INCOME TAX EXPENSE	225	205	477	433
NET INCOME	386	353	869	768
Preferred stock dividend requirements of subsidiary	(3)	(3)	(9)	(9)
NET INCOME FOR COMMON STOCK	$ 383	$ 350	$ 860	$ 759
Net income for common stock per common share – basic	$ 1.31	$ 1.24	$ 2.94	$ 2.69
Net income for common stock per common share – diluted	$ 1.30	$ 1.23	$ 2.92	$ 2.68
DIVIDENDS DECLARED PER SHARE OF COMMON STOCK	$0.600	$0.595	$1.800	$1.785
AVERAGE NUMBER OF SHARES OUTSTANDING – BASIC (IN MILLIONS)	292.9	283.0	292.5	282.2
AVERAGE NUMBER OF SHARES OUTSTANDING – DILUTED (IN MILLIONS)	294.6	284.6	294.2	283.7

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30,
	2011	2010
	(Millions of Dollars)
OPERATING ACTIVITIES
Net Income	$869	$768
PRINCIPAL NON-CASH CHARGES/(CREDITS) TO INCOME
Depreciation and amortization	659	626
Deferred income taxes	368	562
Common equity component of allowance for funds used during construction	(8)	(13)
Net derivative (gains)/losses	(25)	35
Other non-cash items (net)	45	(8)
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable – customers, less allowance for uncollectibles	(4)	(114)
Materials and supplies, including fuel oil and gas in storage	(27)	(9)
Other receivables and other current assets	70	(114)
Prepayments	(128)	(473)
Accounts payable	(50)	(105)
Pensions and retiree benefits	(1)	(33)
Accrued taxes	76	63
Accrued interest	57	45
Deferred charges, deferred derivative losses, noncurrent assets and other regulatory assets	92	(472)
Deferred credits and other regulatory liabilities	158	142
Other assets	—	(8)
Other liabilities	10	82
NET CASH FLOWS FROM OPERATING ACTIVITIES	2,161	974
INVESTING ACTIVITIES
Utility construction expenditures	(1,412)	(1,455)
Cost of removal less salvage	(123)	(103)
Non-utility construction expenditures	(57)	(6)
Proceeds from investment tax credits and grants related to renewable energy investments	4	—
Net investment in Pilesgrove solar project	(31)	(3)
Common equity component of allowance for funds used during construction	8	13
Purchase of additional ownership interest in Honeoye Storage Corporation	—	(12)
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(1,611)	(1,566)
FINANCING ACTIVITIES
Net proceeds from short-term debt	—	846
Issuance of long-term debt	—	870
Retirement of long-term debt	(3)	(781)
Issuance of common stock	81	78
Repurchase of common stock	(40)	—
Debt issuance costs	—	(6)
Common stock dividends	(519)	(468)
Preferred stock dividends	(9)	(9)
NET CASH FLOWS (USED IN)/FROM FINANCING ACTIVITIES	(490)	530
CASH AND TEMPORARY CASH INVESTMENTS:
NET CHANGE FOR THE PERIOD	60	(62)
BALANCE AT BEGINNING OF PERIOD	338	260
BALANCE AT END OF PERIOD	$398	$198
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid/(refunded) during the period for:
Interest	$371	$394
Income taxes	$(132)	$284

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.

CONSOLIDATED BALANCE SHEET (UNAUDITED)

	September 30, 2011	December 31, 2010
	(Millions of Dollars)
ASSETS
CURRENT ASSETS
Cash and temporary cash investments	$398	$338
Accounts receivable – customers, less allowance for uncollectible accounts of $88 and $76 in 2011 and 2010, respectively	1,177	1,173
Accrued unbilled revenue	479	633
Other receivables, less allowance for uncollectible accounts of $9 and $8 in 2011 and 2010, respectively	297	293
Fuel oil, gas in storage, materials and supplies, at average cost	375	348
Prepayments	469	341
Regulatory assets	110	203
Other current assets	153	178
TOTAL CURRENT ASSETS	3,458	3,507
INVESTMENTS	474	403
UTILITY PLANT, AT ORIGINAL COST
Electric	20,714	19,851
Gas	4,566	4,344
Steam	1,960	2,038
General	1,907	1,911
TOTAL	29,147	28,144
Less: Accumulated depreciation	5,961	5,808
Net	23,186	22,336
Construction work in progress	1,404	1,458
NET UTILITY PLANT	24,590	23,794
NON-UTILITY PLANT
Non-utility property, less accumulated depreciation of $57 and $51 in 2011 and 2010, respectively	47	46
Construction work in progress	61	23
NET PLANT	24,698	23,863
OTHER NONCURRENT ASSETS
Goodwill	429	429
Intangible assets, less accumulated amortization of $3 in 2011 and 2010	3	3
Regulatory assets	7,206	7,683
Other deferred charges and noncurrent assets	267	298
TOTAL OTHER NONCURRENT ASSETS	7,905	8,413
TOTAL ASSETS	$36,535	$36,186

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.

CONSOLIDATED BALANCE SHEET (UNAUDITED)

	September 30, 2011	December 31, 2010
	(Millions of Dollars)
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Long-term debt due within one year	$305	$5
Accounts payable	1,062	1,151
Customer deposits	302	289
Accrued taxes	166	90
Accrued interest	212	155
Accrued wages	94	102
Fair value of derivative liabilities	101	125
Regulatory liabilities	257	295
Other current liabilities	460	459
TOTAL CURRENT LIABILITIES	2,959	2,671
NONCURRENT LIABILITIES
Obligations under capital leases	2	7
Provision for injuries and damages	180	165
Pensions and retiree benefits	2,600	3,287
Superfund and other environmental costs	496	512
Asset retirement obligations	114	109
Fair value of derivative liabilities	30	77
Other noncurrent liabilities	118	113
TOTAL NONCURRENT LIABILITIES	3,540	4,270
DEFERRED CREDITS AND REGULATORY LIABILITIES
Deferred income taxes and investment tax credits	7,110	6,602
Regulatory liabilities	821	652
Other deferred credits	69	46
TOTAL DEFERRED CREDITS AND REGULATORY LIABILITIES	8,000	7,300
LONG-TERM DEBT	10,369	10,671
SHAREHOLDERS’ EQUITY
Common shareholders’ equity (See Statement of Shareholders’ Equity)	11,454	11,061
Preferred stock of subsidiary	213	213
TOTAL SHAREHOLDERS’ EQUITY	11,667	11,274
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$36,535	$36,186

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
	(Millions of Dollars)
NET INCOME	$386	$353	$869	$768
OTHER COMPREHENSIVE INCOME, NET OF TAXES
Pension plan liability adjustments, net of taxes of $1 and $4 in 2011 and $1 and $4 in 2010, respectively	2	1	7	5
TOTAL OTHER COMPREHENSIVE INCOME, NET OF TAXES	2	1	7	5
COMPREHENSIVE INCOME	$388	$354	$876	$773
Preferred stock dividend requirements of subsidiary	(3)	(3)	(9)	(9)
COMPREHENSIVE INCOME FOR COMMON STOCK	$385	$351	$867	$764

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.

CONSOLIDATED STATEMENT OF COMMON SHAREHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Capital Stock Expense	Accumulated Other Comprehensive Income/(Loss)	Total
(Millions of Dollars/Except Share Data)	Shares	Amount			Shares	Amount
BALANCE AS OF DECEMBER 31, 2009	281,123,741	$30	$4,420	$6,904	23,210,700	$(1,001)	$(62)	$(42)	$10,249
Net income for common stock				226					226
Common stock dividends				(167)					(167)
Issuance of common shares – dividend reinvestment and employee stock plans	647,731		28						28
Other comprehensive income								3	3
BALANCE AS OF MARCH 31, 2010	281,771,472	$30	$4,448	$6,963	23,210,700	$(1,001)	$(62)	$(39)	$10,339
Net income for common stock				183					183
Common stock dividends				(168)					(168)
Issuance of common shares – dividend reinvestment and employee stock plans	555,964		25						25
Other comprehensive income								1	1
BALANCE AS OF JUNE 30, 2010	282,327,436	$30	$4,473	$6,978	23,210,700	$(1,001)	$(62)	$(38)	$10,380
Net income for common stock				350					350
Common stock dividends				(168)					(168)
Issuance of common shares – dividend reinvestment and employee stock plans	1,487,598	1	66						67
Other comprehensive income								1	1
BALANCE AS OF SEPTEMBER 30, 2010	283,815,034	$31	$4,539	$7,160	23,210,700	$(1,001)	$(62)	$(37)	$10,630
BALANCE AS OF DECEMBER 31, 2010	291,616,334	$31	$4,915	$7,220	23,210,700	$(1,001)	$(64)	$(40)	$11,061
Net income for common stock				311					311
Common stock dividends				(175)					(175)
Issuance of common shares – dividend reinvestment and employee stock plans	656,049	1	30						31
Other comprehensive income								3	3
BALANCE AS OF MARCH 31, 2011	292,272,383	$32	$4,945	$7,356	23,210,700	$(1,001)	$(64)	$(37)	$11,231
Net income for common stock				165					165
Common stock dividends				(175)					(175)
Issuance of common shares – dividend reinvestment and employee stock plans	603,513		32		(182,942)	5			37
Common stock repurchases					178,942	(9)			(9)
Other comprehensive income								2	2
BALANCE AS OF JUNE 30, 2011	292,875,896	$32	$4,977	$7,346	23,206,700	$(1,005)	$(64)	$(35)	$11,251
Net income for common stock				383					383
Common stock dividends				(176)					(176)
Issuance of common shares – dividend reinvestment and employee stock plans	8,000		6		(554,356)	19			25
Common stock repurchases					546,356	(31)			(31)
Other comprehensive income								2	2
BALANCE AS OF SEPTEMBER 30, 2011	292,883,896	$32	$4,983	$7,553	23,198,700	$(1,017)	$(64)	$(33)	$11,454

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

CONSOLIDATED INCOME STATEMENT (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
	(Millions of Dollars)
OPERATING REVENUES
Electric	$2,644	$2,570	$6,378	$6,402
Gas	197	204	1,156	1,126
Steam	76	91	508	487
TOTAL OPERATING REVENUES	2,917	2,865	8,042	8,015
OPERATING EXPENSES
Purchased power	736	764	1,840	2,102
Fuel	73	105	317	343
Gas purchased for resale	57	63	412	408
Other operations and maintenance	678	637	1,906	1,832
Depreciation and amortization	209	198	618	586
Taxes, other than income taxes	462	432	1,330	1,232
TOTAL OPERATING EXPENSES	2,215	2,199	6,423	6,503
OPERATING INCOME	702	666	1,619	1,512
OTHER INCOME (DEDUCTIONS)
Investment and other income	(6)	5	3	23
Allowance for equity funds used during construction	1	3	6	10
Other deductions	(3)	(2)	(12)	(11)
TOTAL OTHER INCOME (DEDUCTIONS)	(8)	6	(3)	22
INCOME BEFORE INTEREST AND INCOME TAX EXPENSE	694	672	1,616	1,534
INTEREST EXPENSE
Interest on long-term debt	130	137	393	406
Other interest	4	5	13	13
Allowance for borrowed funds used during construction	(1)	(1)	(3)	(6)
NET INTEREST EXPENSE	133	141	403	413
INCOME BEFORE INCOME TAX EXPENSE	561	531	1,213	1,121
INCOME TAX EXPENSE	205	196	425	404
NET INCOME	356	335	788	717
Preferred stock dividend requirements	(3)	(3)	(9)	(8)
NET INCOME FOR COMMON STOCK	$353	$332	$779	$709

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30,
	2011	2010
	(Millions of Dollars)
OPERATING ACTIVITIES
Net income	$788	$717
PRINCIPAL NON-CASH CHARGES/(CREDITS) TO INCOME
Depreciation and amortization	618	586
Deferred income taxes	309	562
Common equity component of allowance for funds used during construction	(6)	(10)
Other non-cash items (net)	98	(88)
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable – customers, less allowance for uncollectibles	3	(84)
Materials and supplies, including fuel oil and gas in storage	2	(9)
Other receivables and other current assets	243	(208)
Prepayments	(303)	(309)
Accounts payable	(45)	(96)
Pensions and retiree benefits	(5)	(30)
Accrued taxes	(7)	20
Accrued interest	46	37
Deferred charges, deferred derivative losses, noncurrent assets and other regulatory assets	33	(374)
Deferred credits and other regulatory liabilities	167	131
Other liabilities	19	93
NET CASH FLOWS FROM OPERATING ACTIVITIES	1,960	938
INVESTING ACTIVITIES
Utility construction expenditures	(1,338)	(1,371)
Cost of removal less salvage	(118)	(100)
Common equity component of allowance for funds used during construction	6	10
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(1,450)	(1,461)
FINANCING ACTIVITIES
Net proceeds from short-term debt	—	832
Issuance of long-term debt	—	700
Retirement of long-term debt	—	(625)
Debt issuance costs	—	(6)
Capital contribution by parent	—	36
Dividend to parent	(509)	(502)
Preferred stock dividends	(9)	(8)
NET CASH FLOWS (USED IN)/FROM FINANCING ACTIVITIES	(518)	427
CASH AND TEMPORARY CASH INVESTMENTS:
NET CHANGE FOR THE PERIOD	(8)	(96)
BALANCE AT BEGINNING OF PERIOD	78	131
BALANCE AT END OF PERIOD	$70	$35
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid/(refunded) during the period for:
Interest	$336	$357
Income taxes	$(103)	$263

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

CONSOLIDATED BALANCE SHEET (UNAUDITED)

	September 30, 2011	December 31, 2010
	(Millions of Dollars)
ASSETS
CURRENT ASSETS
Cash and temporary cash investments	$70	$78
Accounts receivable – customers, less allowance for uncollectible accounts of $80 and $68 in 2011 and 2010, respectively	1,022	1,025
Other receivables, less allowance for uncollectible accounts of $8 and $7 in 2011 and 2010, respectively	82	73
Accrued unbilled revenue	358	473
Accounts receivable from affiliated companies	24	273
Fuel oil, gas in storage, materials and supplies, at average cost	304	306
Prepayments	385	82
Regulatory assets	90	151
Other current assets	90	104
TOTAL CURRENT ASSETS	2,425	2,565
INVESTMENTS	178	167
UTILITY PLANT, AT ORIGINAL COST
Electric	19,508	18,735
Gas	4,051	3,844
Steam	1,960	2,038
General	1,736	1,746
TOTAL	27,255	26,363
Less: Accumulated depreciation	5,443	5,314
Net	21,812	21,049
Construction work in progress	1,333	1,345
NET UTILITY PLANT	23,145	22,394
NON-UTILITY PLANT
Non-utility property, less accumulated depreciation of $23 and $22 in 2011 and 2010, respectively	6	7
NET PLANT	23,151	22,401
OTHER NONCURRENT ASSETS
Regulatory assets	6,668	7,097
Other deferred charges and noncurrent assets	232	244
TOTAL OTHER NONCURRENT ASSETS	6,900	7,341
TOTAL ASSETS	$32,654	$32,474

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

CONSOLIDATED BALANCE SHEET (UNAUDITED)

	September 30, 2011	December 31, 2010
	(Millions of Dollars)
LIABILITIES AND SHAREHOLDER’S EQUITY
CURRENT LIABILITIES
Long-term debt due within one year	$300	$—
Accounts payable	836	924
Accounts payable to affiliated companies	15	13
Customer deposits	289	276
Accrued taxes	27	34
Accrued taxes to affiliated companies	29	29
Accrued interest	176	130
Accrued wages	91	93
Fair value of derivative liabilities	51	71
Regulatory liabilities	230	267
Other current liabilities	407	400
TOTAL CURRENT LIABILITIES	2,451	2,237
NONCURRENT LIABILITIES
Obligations under capital leases	2	7
Provision for injuries and damages	173	159
Pensions and retiree benefits	2,259	2,900
Superfund and other environmental costs	377	392
Asset retirement obligations	114	109
Fair value of derivative liabilities	9	29
Other noncurrent liabilities	110	102
TOTAL NONCURRENT LIABILITIES	3,044	3,698
DEFERRED CREDITS AND REGULATORY LIABILITIES
Deferred income taxes and investment tax credits	6,539	6,071
Regulatory liabilities	706	547
Other deferred credits	65	42
TOTAL DEFERRED CREDITS AND REGULATORY LIABILITIES	7,310	6,660
LONG-TERM DEBT	9,444	9,743
SHAREHOLDER’S EQUITY
Common shareholder’s equity (See Statement of Shareholder’s Equity)	10,192	9,923
Preferred stock	213	213
TOTAL SHAREHOLDER’S EQUITY	10,405	10,136
TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$32,654	$32,474

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

CONSOLIDATED STATEMENT OF COMMON SHAREHOLDER’S EQUITY (UNAUDITED)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Repurchased Con Edison Stock	Capital Stock Expense	Accumulated Other Comprehensive Income/(Loss)	Total
(Millions of Dollars/Except Share Data)	Shares	Amount
BALANCE AS OF DECEMBER 31, 2009	235,488,094	$589	$3,877	$5,909	$(962)	$(62)	$(4)	$9,347
Net income				246				246
Capital contribution from parent			12					12
Common stock dividend to parent				(167)				(167)
Cumulative preferred dividends				(3)				(3)
BALANCE AS OF MARCH 31, 2010	235,488,094	$589	$3,889	$5,985	$(962)	$(62)	$(4)	$9,435
Net income				138				138
Capital contribution from parent			12					12
Common stock dividend to parent				(168)				(168)
Cumulative preferred dividends				(3)				(3)
BALANCE AS OF JUNE 30, 2010	235,488,094	$589	$3,901	$5,952	$(962)	$(62)	$(4)	$9,414
Net income				335				335
Capital contribution from parent			12					12
Common stock dividend to parent				(167)				(167)
Cumulative preferred dividends				(3)				(3)
BALANCE AS OF SEPTEMBER 30, 2010	235,488,094	$589	$3,913	$6,117	$(962)	$(62)	$(4)	$9,591
BALANCE AS OF DECEMBER 31, 2010	235,488,094	$589	$4,234	$6,132	$(962)	$(64)	$(6)	$9,923
Net income				271				271
Common stock dividend to parent				(170)				(170)
Cumulative preferred dividends				(3)				(3)
BALANCE AS OF MARCH 31, 2011	235,488,094	$589	$4,234	$6,230	$(962)	$(64)	$(6)	$10,021
Net income				160				160
Common stock dividend to parent				(170)				(170)
Cumulative preferred dividends				(3)				(3)
BALANCE AS OF JUNE 30, 2011	235,488,094	$589	$4,234	$6,217	$(962)	$(64)	$(6)	$10,008
Net income				356				356
Common stock dividend to parent				(169)				(169)
Cumulative preferred dividends				(3)				(3)
BALANCE AS OF SEPTEMBER 30, 2011	235,488,094	$589	$4,234	$6,401	$(962)	$(64)	$(6)	$10,192

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

The separate interim consolidated financial statements of each of the Companies are unaudited but, in the opinion of their respective managements, reflect all adjustments (which include only normally recurring adjustments) necessary for a fair presentation of the results for the interim periods presented. The Companies’ separate interim consolidated financial statements should be read together with their separate audited financial statements (including the combined notes thereto) included in Item 8 of their combined Annual Report on Form 10-K for the year ended December 31, 2010 and their separate unaudited financial statements (including the combined notes thereto) included in Part I, Item 1 of their combined Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2011 and June 30, 2011. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

Note A — Summary of Significant Accounting Policies

Earnings Per Common Share

For the three and nine months ended September 30, 2011 and 2010, Con Edison’s basic and diluted EPS for Con Edison are calculated as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Millions of Dollars, except per share amounts/Shares in Millions)	2011	2010	2011	2010
Net income for common stock	$383	$350	$860	$759
Weighted average common shares outstanding – Basic	292.9	283.0	292.5	282.2
Add: Incremental shares attributable to effect of potentially dilutive securities	1.7	1.6	1.7	1.5
Adjusted weighted average common shares outstanding – Diluted	294.6	284.6	294.2	283.7
Net income for common stock per common share – basic	$1.31	$1.24	$2.94	$2.69
Net income for common stock per common share – diluted	$1.30	$1.23	$2.92	$2.68

Note B — Regulatory Matters

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

Other Regulatory Matters

In February 2009, the NYSPSC commenced a proceeding to examine the prudence of certain CECONY expenditures (see “Investigations of Vendor Payments” in Note G). Pursuant to NYSPSC orders, a portion of the company’s revenues (currently, $249 million, $32 million and $6 million on an annual basis for electric, gas and steam service, respectively) is being collected subject to potential refund to customers. At September 30, 2011, the company had collected an estimated $753 million from customers subject to potential refund in connection with this proceeding. In October 2010, a NYSPSC consultant reported its $21 million provisional assessment, which the company has disputed, of potential overcharges for construction work. The potential overcharges related to transactions that involved certain employees who were arrested and a contractor that performed work for the company. The NYSPSC’s consultant is expected to continue to review the company’s expenditures. At September 30, 2011, the company had a $10.5 million regulatory liability relating to this matter. The company is unable to estimate the amount, if any, by which any refund required by the NYSPSC may exceed this regulatory liability.

In February 2011, the NYSPSC initiated a proceeding to examine the existing mechanisms pursuant to which utilities recover site investigation and remediation costs and possible alternatives. See Note F to the Third Quarter Financial Statements.

Regulatory Assets and Liabilities

Regulatory assets and liabilities at September 30, 2011 and December 31, 2010 were comprised of the following items:

	Con Edison		CECONY
(Millions of Dollars)	2011	2010	2011	2010
Regulatory assets
Unrecognized pension and other postretirement costs	$3,769	$4,371	$3,584	$4,152
Future federal income tax	1,763	1,593	1,688	1,515
Environmental remediation costs	681	695	563	574
Pension and other post retirement benefits deferrals	198	138	156	90
Revenue taxes	160	145	155	140
Surcharge for New York State assessment	150	121	138	112
Net electric deferrals	126	156	126	156
Deferred storm costs	81	57	61	43
O&R transition bond charges	45	48	—	—
Deferred derivative losses – long-term	34	74	21	48
Workers’ compensation	25	31	24	31
Accrued unbilled revenues	22	—	22	—
Property tax reconciliation	12	34	—	27
World Trade Center restoration costs	9	45	9	45
Recoverable energy cost	2	42	2	42
Other	129	133	119	122
Regulatory assets – long-term	7,206	7,683	6,668	7,097
Deferred derivative losses – current	110	190	90	151
Recoverable energy costs – current	—	13	—	—
Regulatory assets – current	110	203	90	151
Total Regulatory Assets	$7,316	$7,886	$6,758	$7,248
Regulatory liabilities
Allowance for cost of removal less salvage	$440	$422	$365	$350
World Trade Center settlement proceeds	62	—	62	—
Carrying charges on transmission and distribution net plant	39	28	12	5
Bonus depreciation	24	1	23	1
Energy efficiency programs	23	12	21	11
Gas line losses	21	—	21	—
New York State tax refund	20	30	20	30
Gain on sale of properties	14	28	14	28
Expenditure prudence proceeding	11	—	11	—
Other	167	131	157	122
Regulatory liabilities – long-term	821	652	706	547
Net unbilled revenue deferrals – current	116	136	115	135
Revenue decoupling mechanism	99	38	99	38
Refundable energy cost – current	38	117	13	91
Deferred derivative gains – current	4	4	3	3
Regulatory liabilities – current	257	295	230	267
Total Regulatory Liabilities	$1,078	$947	$936	$814

Note C — Short-Term Borrowing

In October 2011, Con Edison and the Utilities entered into a Credit Agreement (Credit Agreement), under which banks are committed to provide loans and letters of credit on a revolving credit basis, and terminated their Amended and Restated Credit Agreement (Prior Credit Agreement) which was to expire in June 2012. Under the Credit Agreement, which expires in October 2016, there is a maximum of $2.25 billion of credit available, with the full amount available to CECONY and $1 billion available to Con Edison, including up to $1.2 billion of letters of credit. The Credit Agreement supports the Companies’ commercial paper programs. The Companies have not borrowed under the Credit Agreement.

The banks’ commitments under the Credit Agreement are subject to certain conditions, including that there be no event of default. The commitments are not subject to maintenance of credit rating levels or the absence of a material adverse change. Upon a change of control of, or upon an event of default by one of the

Companies, the banks may terminate their commitments with respect to that company, declare any amounts owed by that company under the Credit Agreement immediately due and payable and require that company to provide cash collateral relating to the letters of credit issued for it under the Credit Agreement. Events of default include the exceeding at any time of a ratio of consolidated debt to consolidated total capital of 0.65 to 1 (at September 30, 2011 this ratio was 0.48 to 1 for Con Edison and CECONY); having liens on its assets in an aggregate amount exceeding 5 percent of its consolidated total capital, subject to certain exceptions; and the failure, following any applicable notice period, to meet certain other customary covenants. Interest and fees charged for the revolving credit facilities and any loans made or letters of credit issued under the Credit Agreement reflect the Companies’ respective credit ratings.

At September 30, 2011 and December 31, 2010 Con Edison and CECONY had no commercial paper outstanding.

At September 30, 2011 and December 31, 2010, no loans were outstanding under the Companies’ Credit Agreement or Prior Credit Agreement and $223 million (including $170 million for CECONY) and $197 million (including $145 million for CECONY) of letters of credit were outstanding under the Credit Agreement or Prior Credit Agreement, respectively.

Note D — Pension Benefits

Net Periodic Benefit Cost

The components of the Companies’ net periodic benefit costs for the three and nine months ended September 30, 2011 and 2010 were as follows:

	For the Three Months Ended September 30,
	Con Edison		CECONY
(Millions of Dollars)	2011	2010	2011	2010
Service cost – including administrative expenses	$48	$42	$45	$39
Interest cost on projected benefit obligation	140	139	131	130
Expected return on plan assets	(184)	(175)	(174)	(167)
Amortization of net actuarial loss	133	106	126	100
Amortization of prior service costs	2	2	—	2
NET PERIODIC BENEFIT COST	$139	$114	$128	$104
Amortization of regulatory asset	—	—	—	—
TOTAL PERIODIC BENEFIT COST	$139	$114	$128	$104
Cost capitalized	(45)	(40)	(42)	(36)
Cost deferred	(11)	(29)	(11)	(29)
Cost charged to operating expenses	$83	$45	$75	$39

	For the Nine Months Ended September 30,
	Con Edison		CECONY
(Millions of Dollars)	2011	2010	2011	2010
Service cost – including administrative expenses	$142	$126	$133	$117
Interest cost on projected benefit obligation	420	417	393	390
Expected return on plan assets	(550)	(527)	(524)	(501)
Amortization of net actuarial loss	397	318	376	300
Amortization of prior service costs	6	6	4	6
NET PERIODIC BENEFIT COST	$415	$340	$382	$312
Amortization of regulatory asset*	1	1	1	1
TOTAL PERIODIC BENEFIT COST	$416	$341	$383	$313
Cost capitalized	(141)	(118)	(131)	(109)
Cost deferred	(68)	(85)	(70)	(82)
Cost charged to operating expenses	$207	$138	$182	$122

*	Relates to increases in CECONY’s pension obligations of $45 million from a 1999 special retirement program.

Expected Contributions

The Companies are not required under funding regulations and laws to make any contributions to the pension plan during 2011. The Companies’ policy is to fund their accounting cost to the extent tax deductible. In 2011, Con Edison contributed $533 million to the pension plan (of which $491 million was contributed by CECONY). During the first nine months of 2010, Con Edison contributed $434 million to the pension plan (of which $397 million was contributed by CECONY). During the first nine months of 2011, the Companies funded $11 million for the non-qualified supplemental pension plans.

Note E — Other Postretirement Benefits

Net Periodic Benefit Cost

The components of the Companies’ net periodic postretirement benefit costs for the three and nine months ended September 30, 2011 and 2010 were as follows:

	For the Three Months Ended September 30,
	Con Edison		CECONY
(Millions of Dollars)	2011	2010	2011	2010
Service cost	$7	$6	$5	$5
Interest cost on accumulated other postretirement benefit obligation	20	23	18	20
Expected return on plan assets	(22)	(22)	(21)	(19)
Amortization of net actuarial loss	22	23	20	21
Amortization of prior service cost	(3)	(3)	(3)	(4)
Amortization of transition obligation	1	1	1	1
NET PERIODIC POSTRETIREMENT BENEFIT COST	$25	$28	$20	$24
Cost capitalized	(9)	(10)	(7)	(8)
Cost deferred	3	2	3	1
Cost charged to operating expenses	$19	$20	$16	$17

	For the Nine Months Ended September 30,
	Con Edison		CECONY
(Millions of Dollars)	2011	2010	2011	2010
Service cost	$19	$18	$15	$15
Interest cost on accumulated other postretirement benefit obligation	62	69	54	60
Expected return on plan assets	(66)	(66)	(59)	(57)
Amortization of net actuarial loss	66	69	60	63
Amortization of prior service cost	(7)	(9)	(9)	(12)
Amortization of transition obligation	3	3	3	3
NET PERIODIC POSTRETIREMENT BENEFIT COST	$77	$84	$64	$72
Cost capitalized	(27)	(30)	(22)	(25)
Cost deferred	12	2	10	(1)
Cost charged to operating expenses	$62	$56	$52	$46

Expected Contributions

Con Edison expects to make a contribution of $84 million, including $74 million for CECONY, to the other postretirement benefit plans in 2011. During the first nine months of 2011, Con Edison contributed $35 million to the other postretirement benefit plans (of which $30 million was contributed by CECONY).

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

The accrued liabilities and regulatory assets related to Superfund Sites at September 30, 2011 and December 31, 2010 were as follows:

	Con Edison		CECONY
(Millions of Dollars)	2011	2010	2011	2010
Accrued Liabilities:
Manufactured gas plant sites	$432	$446	$314	$327
Other Superfund Sites	64	66	63	65
Total	$496	$512	$377	$392
Regulatory assets	$681	$695	$563	$574

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

Environmental remediation costs incurred related to Superfund Sites for the three and nine months ended September 30, 2011 and 2010, were as follows:

	For the Three Months Ended September 30,
	Con Edison		CECONY
(Millions of Dollars)	2011	2010	2011	2010
Remediation costs incurred	$9	$9	$9	$8

	For the Nine Months Ended September 30,
	Con Edison		CECONY
(Millions of Dollars)	2011	2010	2011	2010
Remediation costs incurred	$24	$32	$22	$30

There were no insurance recoveries related to Superfund Sites for the three months ended September 30, 2011 and 2010. Insurance recoveries related to Superfund Sites for the nine months ended September 30, 2011 and 2010 were immaterial.

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

Asbestos Proceedings

Suits have been brought in New York State and federal courts against the Utilities and many other defendants, wherein a large number of plaintiffs sought large amounts of compensatory and punitive damages for deaths and injuries allegedly caused by exposure to asbestos at various premises of the Utilities. The suits that have been resolved, which are many, have been resolved without any payment by the Utilities, or for amounts that were not, in the aggregate, material to them. The amounts specified in all the remaining thousands of suits total billions of dollars; however, the Utilities believe that these amounts are greatly exaggerated, based on the disposition of previous claims. In 2010, CECONY estimated that its aggregate undiscounted potential liability for these suits and additional suits that may be brought over the next 15 years is $10 million. The estimate was based upon a combination of modeling, historical data analysis and risk factor assessment. Actual experience may be materially different. In addition, certain current and former employees have claimed or are claiming workers’ compensation benefits based on alleged disability from exposure to asbestos. Under its current rate agreements, CECONY is permitted to defer as regulatory assets (for subsequent recovery through rates) costs incurred for its asbestos lawsuits and workers’ compensation claims. The accrued liability for asbestos suits and workers’ compensation proceedings (including those related to asbestos exposure) and the amounts deferred as regulatory assets for the Companies at September 30, 2011 and December 31, 2010 were as follows:

	Con Edison		CECONY
(Millions of Dollars)	2011	2010	2011	2010
Accrued liability – asbestos suits	$10	$10	$10	$10
Regulatory assets – asbestos suits	$10	$10	$10	$10
Accrued liability – workers’ compensation	$99	$106	$94	$101
Regulatory assets – workers’ compensation	$25	$31	$24	$31

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

Investigations of Vendor Payments

In January 2009, CECONY commenced an internal investigation relating to the arrests of certain employees and retired employees (all of whom have since been convicted) for accepting kickbacks from contractors that performed construction work for the company. The company has retained a law firm, which has retained an accounting firm, to assist in the company’s investigation. The company has provided information to governmental authorities, which consider the company to be a victim of unlawful conduct, in connection with their investigation of the arrested employees and contractors. The company has terminated its employment of the arrested employees and its contracts with the contractors. In February 2009, the NYSPSC commenced a proceeding that, among other things, will examine the prudence of certain of the company’s expenditures relating to the arrests and consider whether additional expenditures should also be examined (see “Other Regulatory Matters” in Note B).

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

Lease In/Lease Out Transactions

In each of 1997 and 1999, Con Edison Development entered into a transaction in which it leased property and then immediately subleased it back to the lessor (termed “Lease In/Lease Out,” or LILO transactions). The transactions respectively involve electric generating and gas distribution facilities in the Netherlands, with a total investment of $259 million. The transactions were financed with $93 million of equity and $166 million of non-recourse, long-term debt secured by the underlying assets. In accordance with the accounting rules for leases, Con Edison is accounting for the two LILO transactions as leveraged leases. Accordingly, the company’s investment in these leases, net of non-recourse debt, is carried as a single amount in Con Edison’s consolidated balance sheet and income is recognized pursuant to a method that incorporates a level rate of return for those years when net investment in the lease is positive, based upon the after-tax cash flows projected at the inception of the leveraged leases. The company’s investment in these leveraged leases was $(52) million at September 30, 2011 and $(41) million at December 31, 2010 and is comprised of a $234 million gross investment less $286 million deferred tax liabilities at September 30, 2011 and $235 million gross investment less $276 million of deferred tax liabilities at December 31, 2010.

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

In connection with its audit of Con Edison’s federal income tax returns for 1998 through 2007, the IRS disallowed $416 million of net tax deductions taken with respect to both of the LILO transactions for the tax years. Con Edison is pursuing administrative appeals of these audit level disallowances. In connection with its audit of Con Edison’s federal income tax returns for 2010, 2009 and 2008, the IRS has disallowed $40 million, $41 million and $42 million, respectively, of net tax deductions taken with respect to both of the LILO transactions. When these audit level disallowances become appealable, Con Edison intends to file an appeal of the disallowances.

Con Edison believes that its LILO transactions have been correctly reported, and has not recorded any reserve with respect to the disallowance of tax losses, or related interest, in connection with its LILO transactions. Con Edison’s estimated tax savings, reflected in its financial statements, from the two LILO transactions through September 30, 2011, in the aggregate, was $232 million. If Con Edison were required to repay all or a portion of these amounts, it would also be required to pay interest of up to $86 million net of tax at September 30, 2011.

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

Guarantees

Con Edison and its subsidiaries enter into various agreements providing financial or performance assurance primarily to third parties on behalf of their subsidiaries. Maximum amounts guaranteed by Con Edison totaled $862 million and $859 million at September 30, 2011 and December 31, 2010, respectively.

A summary, by type and term, of Con Edison’s total guarantees at September 30, 2011 is as follows:

Guarantee Type	0 – 3 years	4 – 10 years	> 10 years	Total
	(Millions of Dollars)
Energy transactions	$652	$3	$153	$808
Intra-company guarantees	15	—	1	16
Other guarantees	25	13	—	38
TOTAL	$692	$16	$154	$862

Energy Transactions — Con Edison guarantees payments on behalf of its competitive energy businesses in order to facilitate physical and financial transactions in gas, pipeline capacity, transportation, oil, electricity and energy services. To the extent that liabilities exist under the contracts subject to these guarantees, such liabilities are included in Con Edison’s consolidated balance sheet.

Intra-company Guarantees — Con Edison guarantees electricity sales made by Con Edison Energy and Con Edison Solutions to O&R and CECONY.

Other Guarantees — Con Edison, also guarantees the following:

•

$13 million relates to a guarantee issued by Con Edison to CECONY covering a former Con Edison subsidiary’s lease payments to use CECONY’s conduit system in accordance with a tariff approved by the NYSPSC and a guarantee issued by Con Edison to a landlord to guarantee the former subsidiary’s obligations under a building lease. The former subsidiary is obligated to reimburse Con Edison for any payments made under these guarantees. This obligation is fully secured by letters of credit;

•

$25 million for guarantees provided by Con Edison to Travelers Insurance Company for indemnity agreements for surety bonds in connection with energy service projects performed by Con Edison Solutions; and

•

Con Edison, on behalf of Con Edison Solutions, as a retail electric provider, issued a guarantee to the Public Utility Commission of Texas with no specified limitation on the amount guaranteed, covering the payment of all obligations of a retail electric provider. Con Edison’s estimate of the maximum potential obligation is $5 million as of September 30, 2011.

Note H — Financial Information by Business Segment

The financial data for the business segments are as follows:

	For the Three Months Ended September 30,
	Operating revenues		Inter-segment revenues		Depreciation and amortization		Operating income
(Millions of Dollars)	2011	2010	2011	2010	2011	2010	2011	2010
CECONY
Electric	$2,644	$2,570	$3	$3	$166	$156	$758	$715
Gas	197	204	1	1	28	26	(23)	(16)
Steam	76	91	20	18	15	16	(33)	(33)
Consolidation adjustments	—	—	(24)	(22)	—	—	—	—
Total CECONY	$2,917	$2,865	$—	$—	$209	$198	$702	$666
O&R
Electric	$217	$245	$—	$—	$9	$8	$44	$52
Gas	24	25	—	—	3	3	(6)	(4)
Total O&R	$241	$270	$—	$—	$12	$11	$38	$48
Competitive energy businesses	$472	$584	$3	$2	$1	$2	$16	$(8)
Other*	(1)	(12)	(3)	(2)	—	—	—	(1)
Total Con Edison	$3,629	$3,707	$—	$—	$222	$211	$756	$705

*	Parent company expenses, primarily interest, and consolidation adjustments. Other does not represent a business segment.

	For the Nine Months Ended September 30,
	Operating revenues		Inter-segment revenues		Depreciation and amortization		Operating income
(Millions of Dollars)	2011	2010	2011	2010	2011	2010	2011	2010
CECONY
Electric	$6,378	$6,402	$9	$9	$489	$464	$1,326	$1,228
Gas	1,156	1,126	4	4	82	76	212	243
Steam	508	487	59	55	47	46	81	41
Consolidation adjustments	—	—	(72)	(68)	—	—	—	—
Total CECONY	$8,042	$8,015	$—	$—	$618	$586	$1,619	$1,512
O&R
Electric	$507	$559	$—	$—	$26	$24	$69	$71
Gas	153	150	—	—	10	9	22	20
Total O&R	$660	$709	$—	$—	$36	$33	$91	$91
Competitive energy businesses	$1,286	$1,491	$9	$6	$5	$7	$75	$25
Other*	(16)	(30)	(9)	(6)	—	—	(2)	(1)
Total Con Edison	$9,972	$10,185	$—	$—	$659	$626	$1,781	$1,627

*	Parent company expenses, primarily interest, and consolidation adjustments. Other does not represent a business segment.

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

Energy Price Hedging

Con Edison’s subsidiaries hedge market price fluctuations associated with physical purchases and sales of electricity, natural gas, and steam by using derivative instruments including futures, forwards, basis swaps, options, transmission congestion contracts and financial transmission rights contracts. The fair values of these hedges at September 30, 2011 and December 31, 2010 were as follows:

	Con Edison		CECONY
(Millions of Dollars)	2011	2010	2011	2010
Fair value of net derivative assets/(liabilities) – gross	$(115)	$(261)	$(62)	$(156)
Impact of netting of cash collateral	73	176	41	104
Fair value of net derivative assets/(liabilities) – net	$(42)	$(85)	$(21)	$(52)

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

At September 30, 2011, Con Edison and CECONY had $120 million and $24 million of credit exposure in connection with energy supply and hedging activities, net of collateral, respectively. Con Edison’s net credit exposure consisted of $60 million with investment-grade counterparties, $44 million with commodity exchange brokers, $15 million with independent system operators and $1 million with non-investment grade counterparties. CECONY’s entire net credit exposure was with commodity exchange brokers.

Economic Hedges

The Companies enter into certain derivative instruments that do not qualify or are not designated as hedges under the accounting rules for derivatives and hedging. However, management believes these instruments represent economic hedges that mitigate exposure to fluctuations in commodity prices.

The fair values of the Companies’ commodity derivatives at September 30, 2011 were:

(Millions of Dollars)	Fair Value of Commodity Derivatives (a) Balance Sheet Location	Con Edison	CECONY
Derivative Assets
Current	Other current assets	$112	$41
Long-term	Other deferred charges and non-current assets	36	23
Total derivative assets		$148	$64
Impact of netting		(68)	(25)
Net derivative assets		$80	$39
Derivative Liabilities
Current	Fair value of derivative liabilities	$209	$95
Long-term	Fair value of derivative liabilities	54	31
Total derivative liabilities		$263	$126
Impact of netting		(141)	(66)
Net derivative liabilities		$122	$60

(a)	Qualifying derivative contracts, which have been designated as normal purchases or normal sales contracts, are not reported at fair value under the accounting rules for derivatives and hedging and, therefore, are excluded from the table.

The fair values of the Companies’ commodity derivatives at December 31, 2010 were:

(Millions of Dollars)	Fair Value of Commodity Derivatives (a) Balance Sheet Location	Con Edison	CECONY
Derivative Assets
Current	Other current assets	$184	$29
Long-term	Other deferred charges and non-current assets	51	19
Total derivative assets		$235	$48
Impact of netting		(129)	—
Net derivative assets		$106	$48
Derivative Liabilities
Current	Fair value of derivative liabilities	$385	$148
Long-term	Fair value of derivative liabilities	111	56
Total derivative liabilities		$496	$204
Impact of netting		(305)	(104)
Net derivative liabilities		$191	$100

(a)	Qualifying derivative contracts, which have been designated as normal purchases or normal sales contracts, are not reported at fair value under the accounting rules for derivatives and hedging and, therefore, are excluded from the table.

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

The following tables present the changes in the fair values of commodity derivatives that have been deferred or recognized in earnings for the three and nine months ended September 30, 2011:

Realized and Unrealized Gains/(Losses) on Commodity Derivatives (a) Deferred or Recognized in Income for the three months ended September 30, 2011
(Millions of Dollars)	Balance Sheet Location	Con Edison	CECONY
Pre-tax gains/(losses) deferred in accordance with accounting rules for regulated operations:
Current	Deferred derivative gains	$(2)	$(1)
Long-term	Regulatory liabilities	1	1
Total deferred gains		$(1)	$—
Current	Deferred derivative losses	$12	$7
Current	Recoverable energy costs	(75)	(53)
Long-term	Regulatory assets	10	6
Total deferred losses		$(53)	$(40)
Net deferred losses		$(54)	$(40)
	Income Statement Location
Pre-tax gain/(loss) recognized in income
	Purchased power expense	$29 (b)	$—
	Gas purchased for resale	6	—
	Non-utility revenue	5 (b)	—
Total pre-tax gain/(loss) recognized in income		$40	$—

(a)	Qualifying derivative contracts, which have been designated as normal purchases or normal sales contracts, are not reported at fair value under the accounting rules for derivatives and hedging and, therefore, are excluded from the table.
(b)	For the three months ended September 30, 2011 Con Edison recorded in non-utility operating revenues and purchased power expense an unrealized pre-tax (loss) of $(10) million and $(1) million, respectively.

Realized and Unrealized Gains/(Losses) on Commodity Derivatives (a) Deferred or Recognized in Income for the nine months ended September 30, 2011
(Millions of Dollars)	Balance Sheet Location	Con Edison	CECONY
Pre-tax gains/(losses) deferred in accordance with accounting rules for regulated operations:
Current	Deferred derivative gains	$—	$—
Long-term	Regulatory liabilities	3	3
Total deferred gains		$3	$3
Current	Deferred derivative losses	$80	$61
Current	Recoverable energy costs	(177)	(134)
Long-term	Regulatory assets	38	27
Total deferred losses		$(59)	$(47)
Net deferred losses		$(56)	$(44)
	Income Statement Location
Pre-tax gain/(loss) recognized in income
	Purchased power expense	$81 (b)	$—
	Gas purchased for resale	17	—
	Non-utility revenue	22 (b)	—
Total pre-tax gain/(loss) recognized in income		$120	$—

(a)	Qualifying derivative contracts, which have been designated as normal purchases or normal sales contracts, are not reported at fair value under the accounting rules for derivatives and hedging and, therefore, are excluded from the table.

(b)	For the nine months ended September 30, 2011, Con Edison recorded in non-utility operating revenues and purchased power expense an unrealized pre-tax (loss)/gain of $(35) million and $59 million, respectively.

The following tables present the changes in the fair values of commodity derivatives that have been deferred or recognized in earnings for the three and nine months ended September 30, 2010:

Realized and Unrealized Gains/(Losses) on Commodity Derivatives (a) Deferred or Recognized in Income for the Three Months Ended September 30, 2010
(Millions of Dollars)	Balance Sheet Location	Con Edison		CECONY
Pre-tax gains/(losses) deferred in accordance with accounting rules for regulated operations:
Current	Other current liabilities	$(3)		$(3)
Total deferred losses		$(3)		$(3)
Current	Other current assets	$(61)		$(54)
Current	Recoverable energy costs	(70)		(63)
Long term	Regulatory assets	4		7
Total deferred losses		$(127)		$(110)
Net deferred losses		$(130)		$(113)
	Income Statement Location
Pre-tax gain/(loss) recognized in income
	Purchased power expense	$(26	)(b)	$—
	Gas purchased for resale	(1)		—
	Non-utility revenue	4	(b)	—
Total pre-tax gain/(loss) recognized in income		$(23)		$—

(a)	Qualifying derivative contracts, which have been designated as normal purchases or normal sales contracts, are not reported at fair value under the accounting rules for derivatives and hedging and, therefore, are excluded from the table.
(b)	For the three months ended September 30, 2010, Con Edison recorded in non-utility operating revenues and purchased power expense an unrealized pre-tax gain/(loss) of $(3)million and $(34) million, respectively.

Realized and Unrealized Gains/(Losses) on Commodity Derivatives (a) Deferred or Recognized in Income for the Nine Months Ended September 30, 2010
(Millions of Dollars)	Balance Sheet Location	Con Edison		CECONY
Pre-tax gains/(losses) deferred in accordance with accounting rules for regulated operations:
Current	Other current liabilities	$(8)		$(8)
Total deferred losses		$(8)		$(8)
Current	Other current assets	$(127)		$(114)
Current	Recoverable energy costs	$(205)		$(172)
Long term	Regulatory assets	$(19)		$(11)
Total deferred losses		$(351)		$(297)
Net deferred losses		$(359)		$(305)
	Income Statement Location
Pre-tax gain/(loss) recognized in income
	Purchased power expense	$(132	)(b)	$—
	Gas purchased for resale	(7)		—
	Non-utility revenue	21	(b)	—
Total pre-tax gain/(loss) recognized in income		$(118)		$—

(a)	Qualifying derivative contracts, which have been designated as normal purchases or normal sales contracts, are not reported at fair value under the accounting rules for derivatives and hedging and, therefore, are excluded from the table.
(b)	For the nine months ended September 30, 2010, Con Edison recorded in non-utility operating revenues and purchased power expense an unrealized pre-tax gain/(loss) of $(1) million and $(34) million, respectively.

As of September 30, 2011, Con Edison had 1,565 contracts, including 612 CECONY contracts, which were considered to be derivatives under the accounting rules for derivatives and hedging (excluding qualifying derivative contracts, which have been designated as normal purchases or normal sales contracts). The following table presents the number of contracts by commodity type:

	Electric Derivatives				Gas Derivatives
	Number of Energy Contracts (a)	MWHs (b)	Number of Capacity Contracts (a)	MWs (b)	Number of Contracts (a)	Dths (b)	Total Number Of Contracts (a)
Con Edison	810	16,479,730	73	8,201	682	98,382,500	1,565
CECONY	146	4,025,375	—	—	466	90,710,000	612

(a)	Qualifying derivative contracts, which have been designated as normal purchases or normal sales contracts, are not reported at fair value under the accounting rules for derivatives and hedging and, therefore, are excluded from the table.
(b)	Volumes are reported net of long and short positions.

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

The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position and collateral posted at September 30, 2011, and the additional collateral that would have been required to be posted had the lowest applicable credit rating been reduced one level and to below investment grade were:

(Millions of Dollars)	Con Edison (a)		CECONY (a)
Aggregate fair value – net liabilities	$128		$70
Collateral posted	$34	(b)	$29	(b)
Additional collateral (c) (downgrade one level from current ratings (d))	$11		$9
Additional collateral (c) (downgrade to below investment grade from current ratings (d))	$143	(e)	$54	(e)

(a)	Non-derivative transactions for the purchase and sale of electricity and gas and qualifying derivative instruments, which have been designated as normal purchases or normal sales, are excluded from the table. These transactions primarily include purchases of electricity from independent system operators. In the event the Utilities and Con Edison’s competitive energy businesses were no longer extended unsecured credit for such purchases, the Companies would be required to post collateral, which at September 30, 2011, would have amounted to an estimated $146 million for Con Edison. For certain other such non-derivative transactions, the Companies could be required to post collateral under certain circumstances, including in the event counterparties had reasonable grounds for insecurity.
(b)	Across the Utilities’ energy derivative positions, credit limits for the same counterparties are generally integrated. At September 30, 2011, the Utilities posted combined collateral of $34 million, including an estimated $5 million attributable to O&R.
(c)	The Companies measure the collateral requirements by taking into consideration the fair value amounts of derivative instruments that contain credit-risk-related contingent features that are in a net liabilities position plus amounts owed to counterparties for settled transactions and amounts required by counterparties for minimum financial security. The fair value amounts represent unrealized losses, net of any unrealized gains where the Companies have a legally enforceable right of setoff.
(d)	The current ratings are Moody’s, S&P and Fitch long-term credit rating of, as applicable, Con Edison (Baa1/BBB+/BBB+), CECONY (A3/A-/A-) or O&R (Baa1/A-/A-). Credit ratings assigned by rating agencies are expressions of opinions that are subject to revision or withdrawal at any time by the assigning rating agency.
(e)	Derivative instruments that are net assets have been excluded from the table. At September 30, 2011, if Con Edison had been downgraded to below investment grade, it would have been required to post additional collateral for such derivative instruments of an estimated $16 million.

Interest Rate Swap

O&R has an interest rate swap pursuant to which it pays a fixed-rate of 6.09 percent and receives a LIBOR-based variable rate. The fair value of this interest rate swap at September 30, 2011 was an unrealized loss of $9 million, which has been included in Con Edison’s consolidated balance sheet as a noncurrent liability/fair value of derivative liabilities and a regulatory asset. The increase in the fair value of the swap for the three and nine months ended

September 30, 2011 was not material. In the event O&R’s credit rating was downgraded to BBB- or lower by S&P or Baa3 or lower by Moody’s, the swap counterparty could elect to terminate the agreement and, if it did so, the parties would then be required to settle the transaction.

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

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2011 are summarized as follows:

	Level 1		Level 2		Level 3		Netting Adjustments (4)		Total
(Millions of Dollars)	Con Edison	CECONY	Con Edison	CECONY	Con Edison	CECONY	Con Edison	CECONY	Con Edison	CECONY
Derivative assets:
Commodity	$2	$—	$52	$28	$69	$17	$(44)	$(6)	$79	$39
Transfer in (5) (6)	1	1	—	—	—	—	—	—	1	1
Transfer out (5) (6)	—	—	(1)	(1)	—	—	—	—	(1)	(1)
Commodity (1)	3	1	51	27	69	17	(44)	(6)	79	39
Other assets (3)	75	75	—	—	100	91	—	—	175	166
Total	$78	$76	$51	$27	$169	$108	$(44)	$(6)	$254	$205
Derivative liabilities:
Commodity	$10	$5	$130	$91	$98	$11	$(117)	$(47)	$121	$60
Transfer in (5) (7)	—	—	23	8	1	1	—	—	24	9
Transfer out (5) (7)	—	—	(1)	(1)	(23)	(8)	—	—	(24)	(9)
Commodity (1)	$10	$5	$152	$98	$76	$4	$(117)	$(47)	$121	$60
Interest rate contract (2)	—	—	—	—	9	—	—	—	9	—
Total	$10	$5	$152	$98	$85	$4	$(117)	$(47)	$130	$60

(1)	A significant portion of the commodity derivative contracts categorized in Level 3 is valued using either an industry acceptable model or an internally developed model with observable inputs. The models also include some less readily observable inputs resulting in the classification of the entire contract as Level 3. See Note I.
(2)	See Note I.
(3)	Other assets are comprised of assets such as life insurance contracts within the Deferred Income Plan and Supplemental Retirement Income Plans, held in rabbi trusts.
(4)	Amounts represent the impact of legally-enforceable master netting agreements that allow the Companies to net gain and loss positions and cash collateral held or placed with the same counterparties.
(5)	The Companies’ policy is to recognize transfers into and transfers out of the levels at the end of the reporting period.
(6)	Transferred from Level 2 to Level 1 because of reassessment of the levels in the fair value hierarchy within which certain inputs fall.
(7)	Transferred from Level 3 to Level 2 because of availability of observable market data due to decrease in the terms of certain contracts from beyond one year as of December 31, 2010 to less than one year as of September 30, 2011.

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2010 are summarized as follows:

	Level 1		Level 2		Level 3		Netting Adjustments (4)		Total
(Millions of Dollars)	Con Edison	CECONY	Con Edison	CECONY	Con Edison	CECONY	Con Edison	CECONY	Con Edison	CECONY
Derivative assets:
Commodity (1)	$2	$1	$72	$21	$144	$13	$(112)	$13	$106	$48
Other assets (3)	65	64	—	—	101	92	—	—	166	156
Total	$67	$65	$72	$21	$245	$105	$(112)	$13	$272	$204
Derivative liabilities:
Commodity	$4	$2	$270	$177	$205	$12	$(288)	$(91)	$191	$100
Transfer in (5) (6) (7)	—	—	(36)	(36)	(9)	(9)	—	—	(45)	(45)
Transfer out (5) (6) (7)	—	—	9	9	36	36	—	—	45	45
Commodity (1)	$4	$2	$243	$150	$232	$39	$(288)	$(91)	$191	$100
Interest rate contract (2)	—	—	—	—	10	—	—	—	10	—
Total	$4	$2	$243	$150	$242	$39	$(288)	$(91)	$201	$100

(1)	A significant portion of the commodity derivative contracts categorized in Level 3 is valued using either an industry acceptable model or an internally developed model with observable inputs. The models also include some less readily observable inputs resulting in the classification of the entire contract as Level 3. See Note I.
(2)	See Note I.
(3)	Other assets are comprised of assets such as life insurance contracts within the Deferred Income Plan and Supplemental Retirement Income Plans, held in rabbi trusts.
(4)	Amounts represent the impact of legally-enforceable master netting agreements that allow the Companies to net gain and loss positions and cash collateral held or placed with the same counterparties.
(5)	The Companies’ policy is to recognize transfers into and transfers out of the levels at the end of the reporting period.
(6)	Transferred from Level 2 to Level 3 because of reassessment of the levels in the fair value hierarchy within which certain inputs fall.
(7)	Transferred from Level 3 to Level 2 because of availability of observable market data due to decrease in the terms of certain contracts from beyond one year as of December 31, 2009 to less than one year as of December 31, 2010.

The table listed below provides a reconciliation of the beginning and ending net balances for assets and liabilities measured at fair value for the three and nine months ended September 30, 2011 and classified as Level 3 in the fair value hierarchy below.

	For the Three Months Ended September 30, 2011
		Total Gains/(Losses)— Realized and Unrealized
(Millions of Dollars)	Beginning Balance as of July 1, 2011	Included in Earnings	Included in Regulatory Assets and Liabilities	Purchases	Issuances	Sales		Settlements	Transfer In/Out of Level 3	Ending Balance as of September 30, 2011
Con Edison
Derivatives:
Commodity	$(25)	$(27)	$9	$8	$—		$—	$4	$24	$(7)
Interest rate contract	(10)	(1)	1	—	—		—	1	—	(9)
Other assets (1)	106	(3)	(3)	—	—		—	—	—	100
Total	$71	$(31)	$7	$8	$—		$—	$5	$24	$84
CECONY
Derivatives:
Commodity	$—	$(8)	$1	$8	$—	$		$3	$9	$13
Other assets (1)	96	(3)	(2)	—	—			—	—	91
Total	$96	$(11)	$(1)	$8	$—	$		$3	$9	$104

(1)	Amounts included in earnings are reported in investment and other income on the consolidated income statement.

	For the Nine Months Ended September 30, 2011
		Total Gains/(Losses)— Realized and Unrealized
(Millions of Dollars)	Beginning Balance as of January 1, 2011	Included in Earnings	Included in Regulatory Assets and Liabilities	Purchases	Issuances	Sales	Settlements	Transfer In/Out of Level 3	Ending Balance as of September 30, 2011
Con Edison
Derivatives:
Commodity	$(88)	$(5)	$54	$22	$—	$—	$(19)	$29	$(7)
Interest rate contract	(10)	(3)	1	—	—	—	3	—	(9)
Other assets (1)	101	—	(1)	—	—	—	—	—	100
Total	$3	$(8)	$54	$22	$—	$—	$(16)	$29	$84
CECONY
Derivatives:
Commodity	$(26)	$(11)	$22	$18	$—	$—	$(4)	$14	$13
Other assets (1)	92	—	(1)	—	—	—	—	—	91
Total	$66	$(11)	$21	$18	$—	$—	$(4)	$14	$104

(1)	Amounts included in earnings are reported in investment and other income on the consolidated income statement.

The table listed below provides a reconciliation of the beginning and ending net balances for assets and liabilities measured at fair value for the three and nine months ended September 30, 2010 and classified as Level 3 in the fair value hierarchy below.

	For the Three Months Ended September 30, 2010
		Total Gains/(Losses)— Realized and Unrealized
(Millions of Dollars)	Beginning Balance as of July 1, 2010	Included in Earnings	Included in Regulatory Assets and Liabilities	Purchases	Issuances	Sales	Settlements	Transfer In/Out of Level 3	Ending Balance as of September 30, 2010
Con Edison
Derivatives:
Commodity	$(101)	$(34)	$(12)	$1	$—	$—	$4	$(2)	$(144)
Interest rate contract	(12)	—	—	—	—	—	—	—	(12)
Other assets (1)	94	—	2	—	—	—	—	—	96
Total	$(19)	$(34)	$(10)	$1	$—	$—	$4	$(2)	$(60)
CECONY
Derivatives:
Commodity	$(30)	$(7)	$(3)	$1	$—	$—	$4	$(2)	$(37)
Other assets (1)	85	—	2	—	—	—	—	—	87
Total	$55	$(7)	$(1)	$1	$—	$—	$4	$(2)	$50

(1)	Amounts included in earnings are reported in investment and other income on the consolidated income statement.

	For Nine Months Ended September 30, 2010
		Total Gains/(Losses)— Realized and Unrealized
(Millions of Dollars)	Beginning Balance as of January 1, 2010	Included in Earnings	Included in Regulatory Assets and Liabilities	Purchases	Issuances	Sales	Settlements	Transfer In/Out of Level 3	Ending Balance as of September 30, 2010
Con Edison
Derivatives:
Commodity	$(59)	$(68)	$(56)	$2	$—	$—	$16	$21	$(144)
Interest rate contract	(11)	(2)	(1)	—	—	—	2	—	(12)
Other assets (1)	92	—	4	—	—	—	—	—	96
Total	$22	$(70)	$(53)	$2	$—	$—	$18	$21	$(60)
CECONY
Derivatives:
Commodity	$(5)	$(14)	$(37)	$—	$—	$—	$(2)	$21	$(37)
Other assets (1)	83	—	4	—	—	—	—	—	87
Total	$78	$(14)	$(33)	$—	$—	$—	$(2)	$21	$(50)

(1)	Amounts included in earnings are reported in investment and other income on the consolidated income statement.

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

For the competitive energy businesses, realized and unrealized gains and losses on Level 3 commodity derivative assets and liabilities are reported in non-utility revenues ($1 million gain and $14 million gain) and purchased power costs ($13 million loss and $33 million loss) on the consolidated income statement for the three months ended September 30, 2011 and 2010, respectively. Realized and unrealized gains and losses on Level 3 commodity derivative assets and liabilities are reported in non-utility revenues ($1 million loss and $47 million gain) and purchased power costs ($26 million gain and $73 million loss) on the consolidated income statement for the nine months ended September 30, 2011 and 2010, respectively. The change in fair value relating to Level 3 commodity derivative assets held at September 30, 2011 and 2010 is included in non-utility revenues ($10 million loss and $3 million loss), and purchased power costs ($5 million loss and $22 million loss) on the consolidated income statement for the three months ended September 30, 2011 and 2010, respectively. For the nine months ended September 30, 2011 and 2010, the change in fair value relating to Level 3 commodity derivative assets and liabilities included in non-utility revenues ($35 million loss and $2 million loss) and purchased power costs ($31 million gain and $29 million loss) on the consolidated income statement.

The accounting rules for fair value measurements and disclosures require consideration of the impact of non-performance risk (including credit risk) from a market participant perspective in the measurement of the fair value of assets and liabilities. At September 30, 2011, the Companies determined that non-performance risk would not have a material impact on their financial position or results of operations. To assess non-performance risk, the Companies considered information such as collateral requirements, master netting arrangements, letters of credit and parent company guarantees, and applied a market-based method by using the counterparty’s (for an asset) or the Companies’ (for a liability) credit default swaps rates.

Note K — New Financial Accounting Standards

In May 2011, the Financial Accounting Standards Board (FASB) issued amendments to the guidance for fair value measurement through Accounting Standards Update (ASU) No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” The amendments expand Accounting Standards Codification 820’s existing disclosure requirements for fair value measurements and makes other amendments. Many of these amendments were made to eliminate unnecessary wording differences between U.S. generally accepted accounting principles and International Financial Reporting Standards. For public entities, the amendments are effective prospectively during interim and annual periods beginning after December 15, 2011. The application of this guidance is not expected to have a material impact on the companies’ financial position, results of operations and liquidity.

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

In September 2011, the FASB issued amendments to the guidance for goodwill impairment testing through ASU No. 2011-08, “Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment.” The amendments provide guidance that exempts an entity from calculating the fair value of a reporting unit, if on an initial assessment of qualitative factors it is more likely than not that the fair value of a reporting unit is greater than its carrying amount. For public entities, the amendments are effective for interim and annual goodwill tests performed for years beginning after December 15, 2011. The application of this guidance is not expected to have a material impact on the Companies’ financial position, results of operations or liquidity.

In September 2011, the FASB issued amendments to guidance for disclosures related to retirement benefits through ASU No. 2011-09, “Compensation—Retirement Benefits—Multiemployer Plans (Subtopic 715-80): Disclosures about an Employer’s Participation in a Multiemployer Plan.” The amendment provides guidance that requires employers to provide additional separate disclosures for multiemployer pension plans and multiemployer other postretirement benefit plans about the commitments an employer has made to a multiemployer plan and the potential future cash flow implication of participation in such a plan. For public entities, the amendments are effective for interim and annual periods ending after December 15, 2011. The application of this guidance is not expected to have a material impact on the companies’ financial position, results of operations or liquidity.

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

This MD&A should be read in conjunction with the Third Quarter Financial Statements and the notes thereto and the MD&A in Item 7 of the Companies’ combined Annual Report on Form 10-K for the year ended December 31, 2010 (File Nos. 1-14514 and 1-1217, the Form 10-K) and the MD&A in Part 1, Item 2 of the Companies’ combined Quarterly Report on Form 10-Q for the quarterly periods ended March 31, 2011 and June 30, 2011 (File Nos. 1-14514 and 1-1217).

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

O&R

Electric

O&R and its utility subsidiaries, Rockland Electric Company (RECO) and Pike County Light & Power Company (Pike) (together referred to herein as O&R) provide electric service to approximately 0.3 million customers in southeastern New York and in adjacent areas of northern New Jersey and northeastern Pennsylvania, an approximately 1,350 square mile service area.

Gas

O&R delivers gas to over 0.1 million customers in southeastern New York and adjacent areas of northeastern Pennsylvania.

Competitive Energy Businesses

Con Edison pursues competitive energy opportunities through three wholly-owned subsidiaries: Con Edison Solutions, Con Edison Energy and Con Edison Development. These businesses include the sales and related hedging of electricity to wholesale and retail customers, sales of certain energy-related products and services, and participation in energy infrastructure projects. At September 30, 2011, Con Edison’s equity investment in its competitive energy businesses was $374 million and their assets amounted to $854 million.

Certain financial data of Con Edison’s businesses is presented below:

	Three Months Ended September 30, 2011				Nine Months Ended September 30, 2011				At September 30, 2011
(Millions of Dollars, except percentages)	Operating Revenues		Net Income for Common Stock		Operating Revenues		Net Income for Common Stock		Assets
CECONY	$2,917	80%	$353	92%	$8,042	81%	$779	91%	$32,654	90%
O&R	241	7%	20	6%	660	6%	44	5%	2,296	6%
Total Utilities	3,158	87%	373	98%	8,702	87%	823	96%	34,950	96%
Con Edison Solutions (a)	416	11%	5	1%	1,111	11%	38	4%	344	1%
Con Edison Energy (a)	57	2%	5	1%	179	2%	7	1%	83	—%
Con Edison Development	2	—%	—	—%	5	—%	1	—%	468	1%
Other (b)	(4)	—%	—	—%	(25)	—%	(9)	(1)%	690	2%
Total Con Edison	$3,629	100%	$383	100%	$9,972	100%	$860	100%	$36,535	100%

(a)	Net income from the competitive energy businesses for the three and nine months ended September 30, 2011 includes $(7) million and $14 million, respectively, of net after-tax mark-to-market (losses)/gains (Con Edison Solutions, $(8) million and $6 million and Con Edison Energy, $1 million and $8 million).
(b)	Represents inter-company and parent company accounting. See “Results of Operations,” below.

Con Edison’s net income for common stock for the three months ended September 30, 2011 was $383 million or $1.31 a share ($1.30 on a diluted basis) compared with earnings of $350 million or $1.24 a share ($1.23 on a diluted basis) for the three months ended September 30, 2010. Net income for common stock for the nine months ended September 30, 2011 was $860 million or $2.94 a share ($2.92 on a diluted basis) compared with earnings of $759 million or $2.69 a share ($2.68 on a diluted basis) for the nine months ended September 30, 2010. See “Results of Operations – Summary,” below. For segment financial information, see Note H to the Third Quarter Financial Statements and “Results of Operations,” below.

Results of Operations — Summary

Net income for common stock for the three and nine months ended September 30, 2011 and 2010 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions of Dollars)	2011	2010	2011	2010
CECONY	$353	$332	$779	$709
O&R	20	25	44	42
Competitive energy businesses (a)	10	(3)	46	18
Other (b)	—	(4)	(9)	(10)
Con Edison	$383	$350	$860	$759

(a)	Includes $(7) million and $(22) million of net after-tax mark-to-market losses for the three months ended September 30, 2011 and 2010, respectively. Includes $14 million and $(21) million of net after-tax mark-to-market gains/(losses) for the nine months ended September 30, 2011 and 2010, respectively.
(b)	Consists of inter-company and parent company accounting.

The Companies’ results of operations for the three and nine months ended September 30, 2011, as compared with the 2010 period, reflect changes in the Utilities’ rate plans. These rate plans provide for additional revenues to cover expected increases in certain operations and maintenance expenses, and depreciation and property taxes. The results of operations include the operating results of the competitive energy businesses, including net mark-to-market effects.

Operations and maintenance expenses were higher in the three and nine months ended September 30, 2011 compared with the 2010 periods reflecting higher costs for pension and other postretirement benefits and employee health insurance, offset in part by savings from cost control efforts in the 2011 periods. Depreciation and property taxes were higher in the 2011 periods reflecting primarily higher utility plant balances.

The following table presents the estimated effect on earnings per share and net income for common stock for the three and nine months ended September 30, 2011 as compared with the 2010 periods, resulting from these and other major factors:

	Three Months Variation		Nine Months Variation
	Earnings per Share	Net Income for Common Stock (Millions of Dollars)	Earnings per Share	Net Income for Common Stock (Millions of Dollars)
CECONY
Rate plans, primarily to recover increases in certain costs	$0.25	$72	$0.69	$192
Operations and maintenance expense	(0.09)	(27)	(0.15)	(44)
Depreciation and property taxes	(0.08)	(23)	(0.24)	(69)
Other (includes dilutive effect of new stock issuances)	(0.04)	(1)	(0.15)	(9)
Total CECONY	0.04	21	0.15	70
O&R	(0.02)	(5)	—	1
Competitive energy businesses
Earnings excluding net mark-to-market effects	(0.03)	(2)	(0.03)	(7)
Net mark-to-market effects	0.06	15	0.13	35
Total competitive energy businesses	0.03	13	0.10	28
Other, including parent company expenses	0.02	4	—	2
Total	$0.07	$33	$0.25	$101

See “Results of Operations” below for further discussion and analysis of results of operations.

Risk Factors

The Companies’ businesses are influenced by many factors that are difficult to predict, and that involve uncertainties that may materially affect actual operating results, cash flows and financial condition. See “Risk Factors” in Item 1A of this report.

Application of Critical Accounting Policies

The Companies’ financial statements reflect the application of their accounting policies, which conform to accounting principles generally accepted in the United States of America. The Companies’ critical accounting policies include industry-specific accounting applicable to regulated public utilities and accounting for pensions and other postretirement benefits, contingencies, long-lived assets, derivative instruments, goodwill and leases. At September 30, 2011, there were no material changes in the Companies’ critical accounting policies compared with those discussed under “Application of Critical Accounting Policies” in Item 7 of the Form 10-K.

Liquidity and Capital Resources

The Companies’ liquidity reflects cash flows from operating, investing and financing activities, as shown on their respective consolidated statement of cash flows and as discussed below. Changes in the Companies’ cash and temporary cash investments resulting from operating, investing and financing activities for the nine months ended September 30, 2011 and 2010 are summarized as follows:

	Con Edison			CECONY
(Millions of Dollars)	2011	2010	Variance	2011	2010	Variance
Operating activities	$2,161	$974	$1,187	$1,960	$938	$1,022
Investing activities	(1,611)	(1,566)	(45)	(1,450)	(1,461)	11
Financing activities	(490)	530	(1,020)	(518)	427	(945)
Net change	60	(62)	122	(8)	(96)	88
Balance at beginning of period	338	260	78	78	131	(53)
Balance at end of period	$398	$198	$200	$70	$35	$35

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

Net income is the result of cash and non-cash (or accrual) transactions. Only cash transactions affect the Companies’ cash flows from operating activities. Principal non-cash charges include depreciation, deferred income tax expense and net derivative gains or losses. Non-cash charges or credits may also be accrued under the revenue decoupling and cost reconciliation mechanisms in the Utilities’ electric and gas rate plans in New York.

Net cash flows from operating activities for the nine months ended September 30, 2011 for Con Edison and CECONY were $1,187 million and $1,022 million higher, respectively, than in the 2010 period. The increases in net cash flows reflect primarily lower estimated income tax payments and refunds received in 2011 ($416 million for Con Edison and $366 million for CECONY), lower cash collateral paid to brokers and counterparties in 2011 generally reflecting smaller decreases in hedged volume and in commodity prices for derivative transactions ($224 million for Con Edison and $119 million for CECONY) and recoveries received in 2011 for costs incurred relating to the World Trade Center attack ($150 million), offset in part by increased pension contributions in 2011 ($85 million for Con Edison and $80 million for CECONY).

The change in net cash flows also reflects the timing of payments for and recovery of energy costs. This timing is reflected within changes to accounts receivable – customers, recoverable energy costs and accounts payable balances.

Cash Flows Used in Investing Activities

Net cash flows used in investing activities were $45 million higher for Con Edison and $11 million lower for CECONY, in the nine months ended September 30, 2011 compared with the 2010 period. The increase for Con Edison reflects primarily the net investment for the Pilesgrove solar project and higher construction expenditures at Con Edison Development.

Cash Flows from Financing Activities

Net cash flows from financing activities for Con Edison and CECONY decreased $1,020 million and $945 million, respectively, in the nine months ended September 30, 2011 compared with the 2010 period, primarily due to higher net cash flows from operating activities in the 2011 period.

Cash flows from financing activities for the nine months ended September 30, 2011 and 2010 also reflect the issuance of Con Edison common shares through its dividend reinvestment and employee stock plans (2011: 1.2 million shares for $41 million, 2010: 2.7 million shares for $78 million). In addition, as a result of the stock plan issuances, cash used to pay common stock dividends was reduced by $7 million and $36 million in the 2011 and 2010 periods, respectively. The number of shares issued through, and cash flows relating to, the plans in 2011, as compared with 2010, reflect the purchase in 2011 of shares in open-market transactions in connection with the plans.

The Companies had no issuances of long-term debt during the nine months ended September 30, 2011. Net cash flows from financing activities during the nine months ended September 30, 2010 also reflect the following CECONY transactions:

•	Issued $350 million 4.45 percent 10-year debentures and $350 million 5.70 percent 30-year debentures; and

•	Redeemed at maturity $325 million 8.125 percent 10-year debentures and $300 million 7.50 percent 10-year debentures.

Con Edison’s net cash flows from financing activities for the nine months ended September 30, 2010 also reflect the following O&R transactions:

•	Issued $55 million 2.50 percent 5-year debentures and $115 million 5.50 percent 30-year debentures;

•	Purchased and cancelled $55 million variable rate, tax-exempt debt which was due in 2014;

•	Redeemed in advance of maturity $45 million 7.00 percent 30-year debentures which were due in 2029; and

•	Redeemed at maturity $55 million 7.50 percent 10-year debentures.

Cash flows from financing activities of the Companies also reflect commercial paper issuance (included on the consolidated balance sheets as “Notes payable”). The commercial paper amounts outstanding at September 30, 2011 and 2010 and the average daily balances for the nine months ended September 30, 2011 and 2010 for Con Edison and CECONY were as follows:

	2011		2010
(Millions of Dollars, except Weighted Average Yield)	Outstanding at September 30	Daily average	Outstanding at September 30	Daily average
Con Edison	$—	$110	$846	$429
CECONY	$—	$110	$832	$408
Weighted average yield	—%	0.3%	0.4%	0.4%

Common stock issuances and external borrowings are sources of liquidity that could be affected by changes in credit ratings, financial performance and capital market conditions.

Other Changes in Assets and Liabilities

The following table shows changes in certain assets and liabilities at September 30, 2011, compared with December 31, 2010.

	Con Edison	CECONY
(Millions of Dollars)	2011 vs. 2010 Variance	2011 vs. 2010 Variance
Assets
Regulatory asset – Unrecognized pension and other postretirement costs	$(602)	$(568)
Accrued unbilled revenue	(154)	(115)
Accounts receivable from affiliated companies	—	(249)
Prepayments	128	303
Liabilities
Pension and retiree benefits	(687)	(641)
Regulatory liability – Net unbilled revenue deferrals – current	(20)	(20)
Deferred income taxes and investment tax credits	508	468

Regulatory Asset for Unrecognized Pension and Other Postretirement Costs and Noncurrent Liability for Pension and Retiree Benefits

The decrease in the regulatory asset for unrecognized pension and other postretirement benefit costs and the noncurrent liability for pension and retiree benefits reflects the final actuarial valuation of the underfunding of the pension and other retiree benefit plans as measured at December 31, 2010, in accordance with the accounting rules for pensions. The decrease in the regulatory asset also reflects the current year amortization of accounting costs. The decrease in the noncurrent liability for pension and retiree benefits also reflects the contributions to the plans made by the Utilities in 2011. See Notes D and E to the Third Quarter Financial Statements.

Accrued Unbilled Revenues and Regulatory Liability for Net Unbilled Revenues

The decrease in accrued unbilled revenues and the regulatory liability for net unbilled revenues reflects primarily the impact from milder weather in September 2011 as compared with December 2010.

Prepayments and Accounts Receivable from Affiliated Companies

The increase in prepayments for Con Edison and CECONY reflects the portion allocable to the 2011 fourth quarter of CECONY’s July 2011 payment of its New York City semi-annual property taxes ($585 million). For Con Edison, this increase is offset by federal tax refunds received in the 2011 period. For CECONY, these refunds reduced the accounts receivable from affiliated companies.

Deferred Income Taxes and Investment Tax Credits

The increase in the liability for deferred income taxes and investment tax credits reflects the timing of the deduction of expenditures for utility plant which resulted in amounts being collected from customers to pay income taxes in advance of when the income tax payments will be required. See “Cash Flows from Operating Activities,” above.

Capital Requirements and Resources

As of September 30, 2011, there was no material change in the Companies’ capital requirements and resources compared to those disclosed under “Capital Requirements and Resources – Capital Resources” in Item 1 of the Form 10-K, other than as described below.

The Utilities do not anticipate the need to issue any long-term debt to fund their capital requirements for the remainder of 2011 due to tax benefits and refunds received from accelerated deductions for income tax purposes of certain expenditures which resulted in more cash flows from operating activities.

For each of the Companies, the ratio of earnings to fixed charges (Securities and Exchange Commission basis) for the nine months ended September 30, 2011, the twelve months ended December 31, 2010 and the nine months ended September 30, 2010 was:

	Ratio of Earnings to Fixed Charges
	For the Nine Months Ended September 30, 2011	For the Twelve Months Ended December 31, 2010	For the Nine Months Ended September 30, 2010
Con Edison	3.8	3.3	3.4
CECONY	3.9	3.4	3.6

For each of the Companies, the common equity ratio at September 30, 2011 and December 31, 2010 was:

	Common Equity Ratio (Percent of total capitalization)
	September 30, 2011	December 31, 2010
Con Edison	52.0	50.4
CECONY	51.4	49.9

Contractual Obligations

At September 30, 2011, there were no material changes in the Companies’ aggregate obligation to make payments pursuant to contracts compared to those discussed under “Capital Requirements and Resources – Contractual Obligations” in Item 1 of the Form 10-K. In August 2011, CECONY extended an existing power purchase agreement with Entergy Nuclear Power Marketing, LLC. The contracted output for 2011 and 2012 remains 350 MW and increases to 500 MW for 2013 through 2017.

Electric Power Requirements

At September 30, 2011, there were no material changes in the Companies’ electric power requirements compared to those disclosed under “Electric Operations – Electric Supply” in Item 1 of the Form 10-K. See “Contractual Obligations,” above.

On July 22, 2011, electric peak demand in Con Edison of New York’s service area reached a new record of 13,189 MW, exceeding the previous record of 13,141 MW reached in 2006. Also on that day, electric peak demand in O&R’s service area reached 1,599 MW, its highest level since the 1,617 MW record peak reached in 2006. On the same day, the New York Independent System Operator invoked demand reduction programs for the Utilities’ customers. Without these reduction programs, the actual peak demand in the Utilities’ service areas would have been higher.

Regulatory Matters

As of September 30, 2011, there were no material changes in the Utilities’ rate plans and other regulatory matters affecting the Companies compared with those disclosed under “Utility Regulation” in Item 1 of the Form 10-K and “Rate Agreements” in Note B to the financial statements in Item 8 of the Form 10-K, other than as described in Note B to the Third Quarter Financial Statements.

Financial and Commodity Market Risks

The Companies are subject to various risks and uncertainties associated with financial and commodity markets. The most significant market risks include interest rate risk, commodity price risk, credit risk and investment risk. At September 30, 2011, there were no material changes in the Companies’ financial and commodity market risks compared to those discussed under “Financial and Commodity Market Risks” in Item 7 of the Form 10-K, other than as described below and in Note I to the Third Quarter Financial Statements.

Commodity Price Risk

Con Edison’s commodity price risk relates primarily to the purchase and sale of electricity, gas and related derivative instruments. The Utilities and Con Edison’s competitive energy businesses apply risk management strategies to mitigate their related exposures. See Note I to the Third Quarter Financial Statements.

Con Edison estimates that, as of September 30, 2011, a 10 percent decline in market prices would result in a decline in fair value of $81 million for the derivative instruments used by the Utilities to hedge purchases of electricity and gas, of which $68 million is for CECONY and $13 million is for O&R. Con Edison expects that any such change in fair value would be largely offset by directionally opposite changes in the cost of the electricity and gas purchased. In accordance with provisions approved by state regulators, the Utilities generally recover from customers the costs they incur for energy purchased for their customers, including gains and losses on certain derivative instruments used to hedge energy purchased and related costs.

Con Edison’s competitive energy businesses use a value-at-risk (VaR) model to assess the market risk of their electricity and gas commodity fixed-price purchase and sales commitments, physical forward contracts and commodity derivative instruments. VaR represents the potential change in fair value of instruments or the portfolio due to changes in market factors, for a specified time period and confidence level. These businesses estimate VaR across their electricity and natural gas commodity businesses using a delta-normal variance/covariance model with a 95 percent confidence level. Since the VaR calculation involves complex methodologies and estimates and assumptions that are based on past experience, it is not necessarily indicative of future results. VaR for transactions associated with hedges on generating assets and commodity contracts, assuming a one-day holding period, for the nine months ended September 30, 2011 and the year ended December 31, 2010 was as follows:

95% Confidence Level, One-Day Holding Period	September 30, 2011	December 31, 2010
	(Millions of Dollars)
Average for the period	$1	$1
High	1	1
Low	—	—

Credit Risk

The Companies are exposed to credit risk related to transactions entered into primarily for the various energy supply and hedging activities by the Utilities and the competitive energy businesses. Credit risk relates to the loss that may result from a counterparty’s nonperformance. The Companies use credit policies to manage this risk, including an established credit approval process, monitoring of counterparty limits, netting provisions within agreements and collateral or prepayment arrangements, credit insurance and credit default swaps. The Companies measure credit risk exposure as the replacement cost for open energy commodity and derivative positions plus amounts owed from counterparties for settled transactions. The replacement cost of open positions represents unrealized gains, net of any unrealized losses where the Companies have a legally enforceable right of setoff. See “Credit Exposure” in Note I to the Third Quarter Financial Statements.

Environmental Matters

At September 30, 2011, there were no material changes in the information concerning climate change, environmental sustainability, potential liabilities arising from laws and regulations protecting the environment and other environmental matters compared with those discussed under “Environmental Matters” in Item 1 of the Form 10-K. See Notes F and G to the Third Quarter Financial Statements.

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

Material Contingencies

For information concerning potential liabilities arising from the Companies’ material contingencies, see Notes B, F and G to the Third Quarter Financial Statements.

Results of Operations

See “Results of Operations – Summary,” above.

Results of operations reflect, among other things, the Companies’ accounting policies and rate plans that limit the rates the Utilities can charge their customers. Under the revenue decoupling mechanisms currently applicable to CECONY’s electric and gas businesses and O&R’s electric and gas businesses in New York, the Utilities’ delivery revenues generally will not be affected by changes in delivery volumes from levels assumed when rates were approved. Revenues for CECONY’s steam business and O&R’s businesses in New Jersey and Pennsylvania are affected by changes in delivery volumes resulting from weather, economic conditions and other factors.

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

Con Edison’s principal business segments are CECONY’s regulated electric, gas and steam utility activities, O&R’s regulated electric and gas utility activities and Con Edison’s competitive energy businesses. CECONY’s principal business segments are its regulated electric, gas and steam utility activities. A discussion of the results of operations by principal business segment for the three and nine months ended September 30, 2011 and 2010 follows. For additional business segment financial information, see Note H to the Third Quarter Financial Statements.

Three Months Ended September 30, 2011 Compared with Three Months Ended September 30, 2010

The Companies’ results of operations in 2011 compared with 2010 were:

	CECONY		O&R		Competitive Energy Businesses and Other (a)		Con Edison (b)
(Millions of Dollars)	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent
Operating revenues	$52	1.8%	$(29)	(10.7)%	$(101)	(17.7)%	$(78)	(2.1)%
Purchased power	(28)	(3.7)	(27)	(22.1)	(131)	(24.3)	(186)	(13.1)
Fuel	(32)	(30.5)	N/A	N/A	(1)	Large	(33)	(31.1)
Gas purchased for resale	(6)	(9.5)	(1)	(10.0)	7	Large	—	—
Operating revenues less purchased power, fuel and gas purchased for resale (net revenues)	118	6.1	(1)	(0.7)	24	75.0	141	6.7
Other operations and maintenance	41	6.4	4	6.0	—	—	45	6.1
Depreciation and amortization	11	5.6	1	9.1	(1)	(50.0)	11	5.2
Taxes, other than income taxes	30	6.9	4	33.3	—	—	34	7.6
Operating income	36	5.4	(10)	(20.8)	25	Large	51	7.2
Other income less deductions	(14)	Large	—	—	3	Large	(11)	Large
Net interest expense	(8)	(5.7)	(3)	(33.3)	(2)	(28.6)	(13)	(8.3)
Income before income tax expense	30	5.6	(7)	(17.5)	30	Large	53	9.5
Income tax expense	9	4.6	(2)	(13.3)	13	Large	20	9.8
Net income for common stock	$21	6.3%	$(5)	(20.0)%	$17	Large	$33	9.4%

(a)	Includes inter-company and parent company accounting.
(b)	Represents the consolidated financial results of Con Edison and its businesses.

CECONY

	Three Months Ended September 30, 2011				Three Months Ended September 30, 2010
(Millions of Dollars)	Electric	Gas	Steam	2011 Total	Electric	Gas	Steam	2010 Total	2011-2010 Variation
Operating revenues	$2,644	$197	$76	$2,917	$2,570	$204	$91	$2,865	$52
Purchased power	726	—	10	736	753	—	11	764	(28)
Fuel	51	—	22	73	75	—	30	105	(32)
Gas purchased for resale	—	57	—	57	—	63	—	63	(6)
Net revenues	1,867	140	44	2,051	1,742	141	50	1,933	118
Operations and maintenance	559	82	37	678	506	85	46	637	41
Depreciation and amortization	166	28	15	209	156	26	16	198	11
Taxes, other than income taxes	384	53	25	462	365	46	21	432	30
Operating income	$758	$(23)	$(33)	$702	$715	$(16)	$(33)	$666	$36

Electric

CECONY’s results of electric operations for the three months ended September 30, 2011 compared with the 2010 period is as follows:

	Three Months Ended
(Millions of Dollars)	September 30, 2011	September 30, 2010	Variation
Operating revenues	$2,644	$2,570	$74
Purchased power	726	753	(27)
Fuel	51	75	(24)
Net revenues	1,867	1,742	125
Operations and maintenance	559	506	53
Depreciation and amortization	166	156	10
Taxes, other than income taxes	384	365	19
Electric operating income	$758	$715	$43

CECONY’s electric sales and deliveries, excluding off-system sales, for the three months ended September 30, 2011 compared with the 2010 period were:

	Millions of kWhs Delivered				Revenues in Millions
	Three Months Ended				Three Months Ended
Description	September 30, 2011	September 30, 2010	Variation	Percent Variation	September 30, 2011	September 30, 2010	Variation	Percent Variation
Residential/Religious (a)	3,808	3,774	34	0.9%	$999	$1,020	$(21)	(2.1)%
Commercial/Industrial	3,165	4,007	(842)	(21.0)	705	789	(84)	(10.6)
Retail access customers	7,151	6,822	329	4.8	766	652	114	17.5
NYPA, Municipal Agency and other sales	3,103	2,997	106	3.5	192	167	25	15.0
Other operating revenues	—	—	—	—	(18)	(58)	40	69.0
Total	17,227	17,600	(373)	(2.1)%	$2,644	$2,570	$74	2.9%

(a)	“Residential/Religious” generally includes single-family dwellings, individual apartments in multi-family dwellings, religious organizations and certain other not-for-profit organizations.

CECONY’s electric operating revenues increased $74 million in the three months ended September 30, 2011 compared with the 2010 period due primarily to higher revenues from the electric rate plan ($123 million, which includes $43 million accrued revenues pursuant to the rate plan’s revenue decoupling mechanism), offset in part by lower purchased power ($27 million) and fuel costs ($24 million). CECONY’s revenues from electric sales are subject to a revenue decoupling mechanism, as a result of which delivery revenues generally are not affected by changes in delivery volumes from levels assumed when rates were approved. Other electric operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the revenue decoupling mechanism and other provisions of the company’s rate plans.

Electric delivery volumes in CECONY’s service area decreased 2.1 percent in the three months ended September 30, 2011 compared with the 2010 period. After adjusting for variations, principally weather and billing days, electric delivery volumes in CECONY’s service area decreased 0.4 percent in the three months ended September 30, 2011 compared with the 2010 period.

CECONY’s electric purchased power costs decreased $27 million in the three months ended September 30, 2011 compared with the 2010 period due to a decrease in purchased volumes ($22 million) and unit costs ($5 million). Electric fuel costs decreased $24 million in the three months ended September 30, 2011 compared with the 2010 period due to lower sendout volumes from the company’s electric generating facilities ($15 million) and unit costs ($9 million).

CECONY’s electric operating income increased $43 million in the three months ended September 30, 2011 compared with the 2010 period. The increase reflects primarily higher net revenues ($125 million, due primarily to the electric rate plan ($123 million), including the collection of a surcharge for a New York State assessment ($43 million)). The increase in electric net revenues was offset by higher operations and maintenance costs ($53 million, due primarily to higher pension expense ($35 million) and employees’ health insurance costs ($13 million)), taxes, other than income taxes ($19 million, principally property taxes) and depreciation and amortization ($10 million). Most of the operating expenses in the 2011 period attributable to Hurricane Irene were deferred as a regulatory asset. See “Regulatory Assets and Liabilities” in Note B to the Third Quarter Financial Statements.

Gas

CECONY’s results of gas operations for the three months ended September 30, 2011 compared with the 2010 period is as follows:

	Three Months Ended
(Millions of Dollars)	September 30, 2011	September 30, 2010	Variation
Operating revenues	$197	$204	$(7)
Gas purchased for resale	57	63	(6)
Net revenues	140	141	(1)
Operations and maintenance	82	85	(3)
Depreciation and amortization	28	26	2
Taxes, other than income taxes	53	46	7
Gas operating income	$(23)	$(16)	$(7)

CECONY’s gas sales and deliveries, excluding off-system sales, for the three months ended September 30, 2011 compared with the 2010 period were:

	Thousands of dths Delivered				Revenues in Millions
	Three Months Ended				Three Months Ended
Description	September 30, 2011	September 30, 2010	Variation	Percent Variation	September 30, 2011	September 30, 2010	Variation	Percent Variation
Residential	2,984	3,267	(283)	(8.7)%	$82	$85	$(3)	(3.5)%
General	3,453	2,912	541	18.6	45	44	1	2.3
Firm transportation	6,751	6,312	439	7.0	45	45	—	—
Total firm sales and transportation	13,188	12,491	697	5.6	172	174	(2)	(1.1)
Interruptible sales (a)	2,020	1,795	225	12.5	9	8	1	12.5
NYPA	13,401	6,795	6,606	97.2	1	1	—	—
Generation plants	26,501	33,268	(6,767)	(20.3)	9	10	(1)	(10.0)
Other	4,425	4,382	43	1.0	7	7	—	—
Other operating revenues	—	—	—	—	(1)	4	(5)	Large
Total	59,535	58,731	804	1.4%	$197	$204	$(7)	3.4%

(a)	Includes 1,138 mdths and 781 mdths for the three months ended September 30, 2011 and 2010, respectively, which are also reflected in firm transportation and other.

CECONY’s gas operating revenues decreased $7 million in the three months ended September 30, 2011 compared with the 2010 period due primarily to a decrease in gas purchased for resale costs ($6 million). CECONY’s revenues from gas sales are subject to a revenue decoupling mechanism as a result of which delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved. Other gas operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s rate plans.

CECONY’s sales and transportation volumes for firm customers increased 5.6 percent in the three months ended September 30, 2011 compared with the 2010 period. After adjusting for variations, principally weather and billing days, firm gas sales and transportation volumes in the company’s service area increased 5.6 percent.

CECONY’s purchased gas cost decreased $6 million in the three months ended September 30, 2011 compared with the 2010 period due to lower unit costs ($9 million), offset by higher sendout volumes ($3 million).

CECONY’s gas operating income decreased $7 million in the three months ended September 30, 2011 compared with the 2010 period. The decrease reflects primarily higher taxes, other than income taxes ($7 million, principally property taxes), depreciation and amortization ($2 million) and lower net revenues ($1 million), offset by lower operations and maintenance costs ($3 million).

Steam

CECONY’s results of steam operations for the three months ended September 30, 2011 compared with the 2010 period is as follows:

	Three Months Ended
(Millions of Dollars)	September 30, 2011	September 30, 2010	Variation
Operating revenues	$76	$91	$(15)
Purchased power	10	11	(1)
Fuel	22	30	(8)
Net revenues	44	50	(6)
Operations and maintenance	37	46	(9)
Depreciation and amortization	15	16	(1)
Taxes, other than income taxes	25	21	4
Steam operating income	$(33)	$(33)	$—

CECONY’s steam sales and deliveries for the three months ended September 30, 2011 compared with the 2010 period were:

	Millions of Pounds Delivered				Revenues in Millions
	Three Months Ended				Three Months Ended
Description	September 30, 2011	September 30, 2010	Variation	Percent Variation	September 30, 2011	September 30, 2010	Variation	Percent Variation
General	15	17	(2)	(11.8)%	$2	$2	$—	—%
Apartment house	799	788	11	1.4	17	16	1	6.3
Annual power	3,440	3,964	(524)	(13.2)	58	70	(12)	(17.1)
Other operating revenues	—	—	—	—	(1)	3	(4)	Large
Total	4,254	4,769	(515)	(10.8)%	$76	$91	$(15)	(16.5)%

CECONY’s steam operating revenues decreased $15 million in the three months ended September 30, 2011 compared with the 2010 period due primarily to lower purchased fuel costs ($8 million) and the net change in rates under the steam rate plans ($4 million). Other steam operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s rate plans.

Steam sales and delivery volumes decreased 10.8 percent in the three months ended September 30, 2011 compared with the 2010 period. After adjusting for variations, principally weather and billing days, steam sales and deliveries decreased 9.3 percent in the three months ended September 30, 2011.

CECONY’s steam purchased fuel costs decreased $8 million in the three months ended September 30, 2011 compared with the 2010 period due to lower unit costs ($6 million) and sendout volumes ($2 million). Steam purchased power costs decreased $1 million in the three months ended September 30, 2011 compared with the 2010 period due to a decrease in unit costs ($1 million).

Steam operating income was the same in the three months ended September 30, 2011 compared with the 2010 period.

Other Income (Deductions)

Other income (deductions) decreased $14 million in the three months ended September 30, 2011 compared with the 2010 period due primarily to lower financing charges on changes in World Trade Center regulatory assets and liabilities ($7 million) and lower income from the Company’s supplemental retirement program trust ($3 million) . See “Cash Flows from Operating Activities,” above and “Regulatory Assets and Liabilities” in Note B to the Third Quarter Financial Statements.

Net Interest Expense

Net interest expense decreased $8 million in the three months ended September 30, 2011 compared with the 2010 period due primarily to lower interest rates on long-term debt during the 2011 period.

O&R

	Three Months Ended September 30, 2011			Three Months Ended September 30, 2010
(Millions of Dollars)	Electric	Gas	2011 Total	Electric	Gas	2010 Total	2011-2010 Variation
Operating revenues	$217	$24	$241	$245	$25	$270	$(29)
Purchased power	95	—	95	122	—	122	(27)
Gas purchased for resale	—	9	9	—	10	10	(1)
Net revenues	122	15	137	123	15	138	(1)
Operations and maintenance	56	15	71	54	13	67	4
Depreciation and amortization	9	3	12	8	3	11	1
Taxes, other than income taxes	13	3	16	9	3	12	4
Operating income	$44	$(6)	$38	$52	$(4)	$48	$(10)

Electric

O&R’s results of electric operations for the three months ended September 30, 2011 compared with the 2010 period is as follows:

	Three Months Ended
(Millions of Dollars)	September 30, 2011	September 30, 2010	Variation
Operating revenues	$217	$245	$(28)
Purchased power	95	122	(27)
Net revenues	122	123	(1)
Operations and maintenance	56	54	2
Depreciation and amortization	9	8	1
Taxes, other than income taxes	13	9	4
Electric operating income	$44	$52	$(8)

O&R’s electric sales and deliveries, excluding off-system sales, for the three months ended September 30, 2011 compared with the 2010 period were:

	Millions of kWhs Delivered				Revenues in Millions
	Three Months Ended				Three Months Ended
Description	September 30, 2011	September 30, 2010	Variation	Percent Variation	September 30, 2011	September 30, 2010	Variation	Percent Variation
Residential/Religious (a)	578	655	(77)	(11.8)%	$113	$130	$(17)	(13.1)%
Commercial/Industrial	315	420	(105)	(25.0)	49	66	(17)	(25.8)
Retail access customers	789	717	72	10.0	53	47	6	12.8
Public authorities	33	31	2	6.5	3	3	—	—
Other operating revenues	—	—	—	—	(1)	(1)	—	—
Total	1,715	1,823	(108)	(5.9)%	$217	$245	$(28)	(11.4)%

(a)	“Residential/Religious” generally includes single-family dwellings, individual apartments in multi-family dwellings, religious organizations and certain other not-for-profit organizations.

O&R’s electric operating revenues decreased $28 million in the three months ended September 30, 2011 compared with the 2010 period due primarily to lower purchased power costs ($27 million). O&R’s New York electric delivery revenues are subject to a revenue decoupling mechanism, as a result of which, delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved. O&R’s electric sales in New Jersey and Pennsylvania are not subject to a revenue decoupling mechanism, and as a result, changes in such volumes do impact revenues. Other electric operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s electric rate plan. See “Rate Agreements – O&R – Electric” in Note B to the Third Quarter Financial Statements.

Electric delivery volumes in O&R’s service area decreased 5.9 percent in the three months ended September 30, 2011 compared with the 2010 period. After adjusting for variations, principally weather, electric delivery volumes in O&R’s service area decreased 5.8 percent in the three months ended September 30, 2011 compared with the 2010 period.

Electric operating income decreased $8 million in the three months ended September 30, 2011 compared with the 2010 period. The decrease reflects primarily higher taxes, other than income taxes ($4 million, principally property taxes), operations and maintenance costs ($2 million), depreciation and amortization ($1 million) and lower net revenues ($1 million). Most of the operating expenses in the 2011 period attributable to Hurricane Irene were deferred as a regulatory asset.

Gas

O&R’s results of gas operations for the three months ended September 30, 2011 compared with the 2010 period is as follows:

	Three Months Ended
(Millions of Dollars)	September 30, 2011	September 30, 2010	Variation
Operating revenues	$24	$25	$(1)
Gas purchased for resale	9	10	(1)
Net revenues	15	15	—
Operations and maintenance	15	13	2
Depreciation and amortization	3	3	—
Taxes, other than income taxes	3	3	—
Gas operating income	$(6)	$(4)	$(2)

O&R’s gas sales and deliveries, excluding off-system sales, for the three months ended September 30, 2011 compared with the 2010 period were:

	Thousands of dths Delivered				Revenues in Millions
	Three Months Ended				Three Months Ended
Description	September 30, 2011	September 30, 2010	Variation	Percent Variation	September 30, 2011	September 30, 2010	Variation	Percent Variation
Residential	509	491	18	3.7%	$8	$10	$(2)	(20.0)%
General	104	108	(4)	(3.7)	1	1	—	—
Firm transportation	966	922	44	4.8	8	7	1	14.3
Total firm sales and transportation	1,579	1,521	58	3.8	17	18	(1)	(5.6)
Interruptible sales	907	953	(46)	(4.8)	1	1	—	—
Generation plants	359	286	73	25.5	—	—	—	—
Other	77	74	3	4.1	—	—	—	—
Other gas revenues	—	—	—	—	6	6	—	—
Total	2,922	2,834	88	3.1%	$24	$25	$(1)	(4.0)%

O&R’s gas operating revenues decreased $1 million in the three months ended September 30, 2011 compared with the 2010 period due primarily to the decrease in gas purchased for resale costs ($1 million).

Sales and transportation volumes for firm customers increased 3.8 percent in the three months ended September 30, 2011 compared with the 2010 period. After adjusting for weather and other variations, total firm sales and transportation volumes increased 4.8 percent in the three months ended September 30, 2011 compared with the 2010 period. O&R’s New York revenues from gas sales are subject to a weather normalization clause and a revenue decoupling mechanism, as a result of which delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved.

Gas operating income decreased $2 million in the three months ended September 30, 2011 compared with the 2010 period.

Competitive Energy Businesses

The competitive energy businesses’ results of operations for the three months ended September 30, 2011 compared with the 2010 period is as follows:

	Three Months Ended
(Millions of Dollars)	September 30, 2011	September 30, 2010	Variation
Operating revenues	$472	$584	$(112)
Purchased power	408	550	(142)
Gas purchased for resale	6	1	5
Net revenues	58	33	25
Operations and maintenance	35	34	1
Depreciation and amortization	1	2	(1)
Taxes, other than income taxes	6	5	1
Operating income	$16	$(8)	$24

The competitive energy businesses’ operating revenues were $112 million lower in the three months ended September 30, 2011 compared with the 2010 period. Electric wholesale revenues decreased $58 million in the three months ended September 30, 2011 compared with the 2010 period due to lower sales volume ($47 million) and unit prices ($11 million). Electric retail revenues decreased $53 million in the three months ended September 30, 2011 compared with the 2010 period due to lower unit prices ($39 million) and sales volume ($14 million). Gross margins on electric retail revenues decreased in the three months ended September 30, 2011 compared with the 2010 period due primarily to lower unit gross margins. Net mark-to-market values increased $26 million in the three months ended September 30, 2011 as compared with the 2010 period, of which $33 million in gains are reflected in purchased power costs and $7 million in losses are reflected in revenues. Other revenues increased $6 million in the three months ended September 30, 2011 as compared with the 2010 period due primarily to higher other wholesale revenue ($7 million).

Purchased power costs decreased $142 million in the three months ended September 30, 2011 compared with the 2010 period due primarily to changes in mark-to-market values ($33 million) and lower purchased power costs ($110 million, due to lower unit prices ($61 million) and sales volumes ($49 million)). Operating income increased $24 million in the three months ended September 30, 2011 compared with the 2010 period due primarily to net mark-to-market effects ($26 million).

Other

For Con Edison, “Other” also includes inter-company eliminations relating to operating revenues and operating expenses.

Nine Months Ended September 30, 2011 Compared with Nine Months Ended September 30, 2010

The Companies’ results of operations in 2011 compared with 2010 were:

	CECONY		O&R		Competitive Energy Businesses and Other (a)		Con Edison (b)
(Millions of Dollars)	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent
Operating revenues	$27	0.3%	$(49)	(6.9)%	$(191)	(13.1)%	$(213)	(2.1)%
Purchased power	(262)	(12.5)	(62)	(22.1)	(260)	(19.6)	(584)	(15.7)
Fuel	(26)	(7.6)	N/A	N/A	1	Large	(25)	(7.3)
Gas purchased for resale	4	1.0	(6)	(8.8)	11	Large	9	1.9
Operating revenues less purchased power, fuel and gas purchased for resale (net revenues)	311	6.0	19	5.3	57	43.8	387	6.8
Other operations and maintenance	74	4.0	12	6.0	10	11.8	96	4.5
Depreciation and amortization	32	5.5	3	9.1	(2)	(28.6)	33	5.3
Taxes, other than income taxes	98	8.0	4	10.8	2	14.3	104	8.1
Operating income	107	7.1	—	—	47	Large	154	9.5
Other income less deductions	(26)	Large	3	Large	6	75.0	(17)	(56.7)
Net interest expense	(10)	(2.4)	1	4.0	1	5.6	(8)	(1.8)
Income before income tax expense	91	8.1	2	3.0	52	Large	145	12.1
Income tax expense	21	5.2	—	—	23	Large	44	10.2
Net income for common stock	$70	9.9%	$2	4.8%	$29	Large	$101	13.3%

(a)	Includes inter-company and parent company accounting.
(b)	Represents the consolidated financial results of Con Edison and its businesses.

CECONY

	Nine Months Ended September 30, 2011				Nine Months Ended September 30, 2010
(Millions of Dollars)	Electric	Gas	Steam	2011 Total	Electric	Gas	Steam	2010 Total	2011- 2010 Variation
Operating revenues	$6,378	$1,156	$508	$8,042	$6,402	$1,126	$487	$8,015	$27
Purchased power	1,799	—	41	1,840	2,060	—	42	2,102	(262)
Fuel	167	—	150	317	192	—	151	343	(26)
Gas purchased for resale	—	412	—	412	—	408	—	408	4
Net revenues	4,412	744	317	5,473	4,150	718	294	5,162	311
Operations and maintenance	1,522	275	109	1,906	1,443	247	142	1,832	74
Depreciation and amortization	489	82	47	618	464	76	46	586	32
Taxes, other than income taxes	1,075	175	80	1,330	1,015	152	65	1,232	98
Operating income	$1,326	$212	$81	$1,619	$1,228	$243	$41	$1,512	$107

Electric

CECONY’s results of electric operations for the nine months ended September 30, 2011 compared with the 2010 period is as follows:

	Nine Months Ended
(Millions of Dollars)	September 30, 2011	September 30, 2010	Variation
Operating revenues	$6,378	$6,402	$(24)
Purchased power	1,799	2,060	(261)
Fuel	167	192	(25)
Net revenues	4,412	4,150	262
Operations and maintenance	1,522	1,443	79
Depreciation and amortization	489	464	25
Taxes, other than income taxes	1,075	1,015	60
Electric operating income	$1,326	$1,228	$98

CECONY’s electric sales and deliveries, excluding off-system sales, for the nine months ended September 30, 2011 compared with the 2010 period were:

	Millions of kWhs Delivered				Revenues in Millions
	Nine Months Ended				Nine Months Ended
Description	September 30, 2011	September 30, 2010	Variation	Percent Variation	September 30, 2011	September 30, 2010	Variation	Percent Variation
Residential/Religious (a)	8,934	8,937	(3)	—%	$2,299	$2,333	$(34)	(1.5)%
Commercial/Industrial	8,639	9,822	(1,183)	(12.0)	1,823	1,986	(163)	(8.2)
Retail access customers	18,339	17,533	806	4.6	1,794	1,620	174	10.7
NYPA, Municipal Agency and other sales	8,407	8,544	(137)	(1.6)	448	411	37	9.0
Other operating revenues	—	—	—	—	14	52	(38)	(73.1)
Total	44,319	44,836	(517)	(1.2)%	$6,378	$6,402	$(24)	(0.4)%

(a)	“Residential/Religious” generally includes single-family dwellings, individual apartments in multi-family dwellings, religious organizations and certain other not-for-profit organizations.

CECONY’s electric operating revenues decreased $24 million in the nine months ended September 30, 2011 compared with the 2010 period due primarily to lower purchased power ($261 million) and fuel costs ($25 million), offset in part by higher revenues from the electric rate plan ($266 million, which reflects among other things, reconciliations of costs for municipal infrastructure support and capital expenditures ($7 million)). CECONY’s revenues from electric sales are subject to a revenue decoupling mechanism, as a result of which delivery revenues generally are not affected by changes in delivery volumes from levels assumed when rates were approved. Other electric operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the revenue decoupling mechanism and other provisions of the company’s rate plans.

Electric delivery volumes in CECONY’s service area decreased 1.2 percent in the nine months ended September 30, 2011 compared with the 2010 period. After adjusting for variations, principally weather and billing days, electric delivery volumes in CECONY’s service area decreased 1.0 percent in the nine months ended September 30, 2011 compared with the 2010 period.

CECONY’s electric purchased power costs decreased $261 million in the nine months ended September 30, 2011 compared with the 2010 period due to a decrease in unit costs ($172 million) and purchased volumes ($89 million). Electric fuel costs decreased $25 million in the nine months ended September 30, 2011 compared with the 2010 period due to lower unit costs ($13 million) and sendout volumes from the company’s electric generating facilities ($12 million).

CECONY’s electric operating income increased $98 million in the nine months ended September 30, 2011 compared with the 2010 period. The increase reflects primarily higher net revenues ($262 million, due primarily to the electric rate plan ($266 million)). The increase in electric net revenues was offset by higher operations and maintenance costs ($79 million, due primarily to higher pension expense ($64 million) and employees’ health insurance costs ($23 million), offset in part by lower costs for injuries and damages ($6 million) and cost control efforts), taxes, other than income taxes ($60 million, principally property taxes) and depreciation and amortization ($25 million). Most of the operating expenses in the 2011 period attributable to Hurricane Irene were deferred as a regulatory asset. See “Regulatory Assets and Liabilities” in Note B to the Third Quarter Financial Statements.

Gas

CECONY’s results of gas operations for the nine months ended September 30, 2011 compared with the 2010 period is as follows:

	Nine Months Ended
(Millions of Dollars)	September 30, 2011	September 30, 2010	Variation
Operating revenues	$1,156	$1,126	$30
Gas purchased for resale	412	408	4
Net revenues	744	718	26
Operations and maintenance	275	247	28
Depreciation and amortization	82	76	6
Taxes, other than income taxes	175	152	23
Gas operating income	$212	$243	$(31)

CECONY’s gas sales and deliveries, excluding off-system sales, for the nine months ended September 30, 2011 compared with the 2010 period were:

	Thousands of dths Delivered				Revenues in Millions
	Nine Months Ended				Nine Months Ended
Description	September 30, 2011	September 30, 2010	Variation	Percent Variation	September 30, 2011	September 30, 2010	Variation	Percent Variation
Residential	30,384	28,609	1,775	6.2%	$553	$563	$(10)	(1.8)%
General	20,896	18,956	1,940	10.2	269	275	(6)	(2.2)
Firm transportation	41,859	38,600	3,259	8.4	263	260	3	1.2
Total firm sales and transportation	93,139	86,165	6,974	8.1	1,085	1,098	(13)	(1.2)
Interruptible sales (a)	8,278	6,367	1,911	30.0	65	41	24	58.5
NYPA	24,536	18,917	5,619	29.7	2	2	—	—
Generation plants	60,706	65,483	(4,777)	(7.3)	25	27	(2)	(7.4)
Other	17,245	16,369	876	5.4	40	40	—	—
Other operating revenues	—	—	—	—	(61)	(82)	21	(25.6)
Total	203,904	193,301	10,603	5.5%	$1,156	$1,126	$30	2.7%

(a)	Includes 3,214 mdths and 2,230 mdths for the nine months ended September 30, 2011 and 2010, respectively, which are also reflected in firm transportation and other.

CECONY’s gas operating revenues increased $30 million in the nine months ended September 30, 2011 compared with the 2010 period due primarily to higher revenues from the gas rate plans ($50 million).

CECONY’s revenues from gas sales are subject to a weather normalization clause and a revenue decoupling mechanism as a result of which delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved. Other gas operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s rate plans.

CECONY’s sales and transportation volumes for firm customers increased 8.1 percent in the nine months ended September 30, 2011 compared with the 2010 period. After adjusting for variations, principally weather and billing days, firm gas sales and transportation volumes in the company’s service area increased 2.3 percent in the nine months ended September 30, 2011.

CECONY’s purchased gas cost increased $4 million in the nine months ended September 30, 2011 compared with the 2010 period due to higher sendout volumes ($38 million), offset by lower unit costs ($34 million).

CECONY’s gas operating income decreased $31 million in the nine months ended September 30, 2011 compared with the 2010 period. The decrease reflects primarily higher operations and maintenance costs ($28 million, due primarily to an increase in pension expense ($18 million) and employees’ health insurance costs ($5 million)), taxes, other than income taxes ($23 million, principally property taxes) and depreciation and amortization ($6 million), offset by higher net revenues ($26 million).

Steam

CECONY’s results of steam operations for the nine months ended September 30, 2011 compared with the 2010 period is as follows:

	Nine Months Ended
(Millions of Dollars)	September 30, 2011	September 30, 2010	Variation
Operating revenues	$508	$487	$21
Purchased power	41	42	(1)
Fuel	150	151	(1)
Net revenues	317	294	23
Operations and maintenance	109	142	(33)
Depreciation and amortization	47	46	1
Taxes, other than income taxes	80	65	15
Steam operating income	$81	$41	$40

CECONY’s steam sales and deliveries for the nine months ended September 30, 2011 compared with the 2010 period were:

	Millions of Pounds Delivered				Revenues in Millions
	Nine Months Ended				Nine Months Ended
Description	September 30, 2011	September 30, 2010	Variation	Percent Variation	September 30, 2011	September 30, 2010	Variation	Percent Variation
General	422	383	39	10.2%	$22	$19	$3	15.8%
Apartment house	4,515	4,254	261	6.1	131	116	15	12.9
Annual power	13,041	13,034	7	0.1	375	347	28	8.1
Other operating revenues	—	—	—	—	(20)	5	(25)	Large
Total	17,978	17,671	307	1.7%	$508	$487	$21	4.3%

CECONY’s steam operating revenues increased $21 million in the nine months ended September 30, 2011 compared with the 2010 period due primarily to the colder winter weather in 2011 compared with the 2010 period ($17 million) and the net change in rates under the steam rate plan ($8 million), offset in part by lower purchased power ($1 million) and fuel costs ($1 million). Other steam operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s rate plans.

Steam sales and delivery volumes increased 1.7 percent in the nine months ended September 30, 2011 compared with the 2010 period. After adjusting for variations, principally weather and billing days, steam sales and deliveries decreased 3.6 percent in the nine months ended September 30, 2011 reflecting lower average normalized use per customer.

CECONY’s steam purchased fuel costs decreased $1 million in the nine months ended September 30, 2011 compared with the 2010 period. Steam purchased power costs decreased $1 million in the nine months ended September 30, 2011 compared with the 2010 period due to a decrease in unit costs ($7 million), offset by an increase in purchased volumes ($6 million).

Steam operating income increased $40 million in the nine months ended September 30, 2011 compared with the 2010 period. The increase reflects primarily higher net revenues ($23 million) and lower operations and maintenance costs ($33 million, due primarily to lower pension expense ($26 million)), offset by higher taxes, other than income taxes ($15 million, principally property taxes) and depreciation and amortization ($1 million).

Other Income (Deductions)

Other income (deductions) decreased $26 million in the nine months ended September 30, 2011 compared with the 2010 period due primarily to lower financing charges on changes in World Trade Center regulatory assets and liabilities ($12 million) and lower allowance for equity funds used during construction ($4 million). See “Cash Flows from Operating Activities,” above and “Regulatory Assets and Liabilities” in Note B to the Third Quarter Financial Statements.

Net Interest Expense

Net interest expense decreased $10 million in the nine months ended September 30, 2011 compared with the 2010 period due primarily to lower interest rates on long-term debt in the 2011 period.

O&R

	Nine Months Ended September 30, 2011			Nine Months Ended September 30, 2010
(Millions of Dollars)	Electric	Gas	2011 Total	Electric	Gas	2010 Total	2011-2010 Variation
Operating revenues	$507	$153	$660	$559	$150	$709	$(49)
Purchased power	218	—	218	280	—	280	(62)
Gas purchased for resale	—	62	62	—	68	68	(6)
Net revenues	289	91	380	279	82	361	19
Operations and maintenance	164	48	212	157	43	200	12
Depreciation and amortization	26	10	36	24	9	33	3
Taxes, other than income taxes	30	11	41	27	10	37	4
Operating income	$69	$22	$91	$71	$20	$91	$—

Electric

O&R’s results of electric operations for the nine months ended September 30, 2011 compared with the 2010 period is as follows:

	Nine Months Ended
(Millions of Dollars)	September 30, 2011	September 30, 2010	Variation
Operating revenues	$507	$559	$(52)
Purchased power	218	280	(62)
Net revenues	289	279	10
Operations and maintenance	164	157	7
Depreciation and amortization	26	24	2
Taxes, other than income taxes	30	27	3
Electric operating income	$69	$71	$(2)

O&R’s electric sales and deliveries, excluding off-system sales, for the nine months ended September 30, 2011 compared with the 2010 period were:

	Millions of kWhs Delivered				Revenues in Millions
	Nine Months Ended				Nine Months Ended
Description	September 30, 2011	September 30, 2010	Variation	Percent Variation	September 30, 2011	September 30, 2010	Variation	Percent Variation
Residential/Religious (a)	1,388	1,522	(134)	(8.8)%	$253	$283	$(30)	(10.6)%
Commercial/Industrial	912	1,168	(256)	(21.9)	128	169	(41)	(24.3)
Retail access customers	2,079	1,770	309	17.5	121	102	19	18.6
Public authorities	83	85	(2)	(2.4)	8	9	(1)	(11.1)
Other operating revenues	—	—	—	—	(3)	(4)	1	25.0
Total	4,462	4,545	(83)	(1.8)%	$507	$559	$(52)	(9.3)%

(a)	“Residential/Religious” generally includes single-family dwellings, individual apartments in multi-family dwellings, religious organizations and certain other not-for-profit organizations.

O&R’s electric operating revenues decreased $52 million in the nine months ended September 30, 2011 compared with the 2010 period due primarily to lower costs for purchased power ($62 million). O&R’s New York electric delivery revenues are subject to a revenue decoupling mechanism, as a result of which, delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved. O&R’s electric sales in New Jersey and Pennsylvania are not subject to a revenue decoupling mechanism, and as a result, changes in such volumes do impact revenues. Other electric operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s electric rate plan.

Electric delivery volumes in O&R’s service area decreased 1.8 percent in the nine months ended September 30, 2011 compared with the 2010 period. After adjusting for variations, principally weather, electric delivery volumes in O&R’s service area decreased 1.6 percent in the nine months ended September 30, 2011 compared with the 2010 period.

Electric operating income decreased $2 million in the nine months ended September 30, 2011 compared with the 2010 period. The decrease reflects primarily higher operations and maintenance costs ($7 million, due primarily to higher pension expense ($5 million)), taxes, other than income taxes ($3 million, principally property taxes) and depreciation and amortization ($2 million), offset by higher net revenues ($10 million)). Most of the operating expenses in the 2011 period attributable to Hurricane Irene were deferred as a regulatory asset.

Gas

O&R’s results of gas operations for the nine months ended September 30, 2011 compared with the 2010 period is as follows:

	Nine Months Ended
(Millions of Dollars)	September 30, 2011	September 30, 2010	Variation
Operating revenues	$153	$150	$3
Gas purchased for resale	62	68	(6)
Net revenues	91	82	9
Operations and maintenance	48	43	5
Depreciation and amortization	10	9	1
Taxes, other than income taxes	11	10	1
Gas operating income	$22	$20	$2

O&R’s gas sales and deliveries, excluding off-system sales, for the nine months ended September 30, 2011 compared with the 2010 period were:

	Thousands of dths Delivered				Revenues in Millions
	Nine Months Ended				Nine Months Ended
Description	September 30, 2011	September 30, 2010	Variation	Percent Variation	September 30, 2011	September 30, 2010	Variation	Percent Variation
Residential	5,162	4,843	319	6.6%	$76	$75	$1	1.3%
General	1,013	971	42	4.3	13	13	—	—
Firm transportation	7,728	6,968	760	10.9	52	44	8	18.2
Total firm sales and transportation	13,903	12,782	1,121	8.8	141	132	9	6.8
Interruptible sales	3,213	3,418	(205)	(6.0)	3	8	(5)	(62.5)
Generation plants	1,109	688	421	61.2	—	—	—	—
Other	612	550	62	11.3	—	—	—	—
Other gas revenues	—	—	—	—	9	10	(1)	(10.0)
Total	18,837	17,438	1,399	8.0%	$153	$150	$3	2.0%

O&R’s gas operating revenues increased $3 million in the nine months ended September 30, 2011 compared with the 2010 period due primarily to the gas rate plan, offset in part by the decrease in gas purchased for resale ($6 million).

Sales and transportation volumes for firm customers increased 8.8 percent in the nine months ended September 30, 2011 compared with the 2010 period. After adjusting for weather and other variations, total firm sales and transportation volumes decreased 0.6 percent in the nine months ended September 30, 2011 compared with the 2010 period. O&R’s New York revenues from gas sales are subject to a weather normalization clause and a revenue decoupling mechanism, as a result of which delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved.

Gas operating income increased $2 million in the nine months ended September 30, 2011 compared with the 2010 period. The increase reflects primarily higher net revenues ($9 million), offset by higher operations and maintenance costs ($5 million), depreciation and amortization ($1 million) and taxes, other than income taxes ($1 million, principally property taxes).

Competitive Energy Businesses

The competitive energy businesses’ results of operations for the nine months ended September 30, 2011 compared with the 2010 period is as follows:

	Nine Months Ended
(Millions of Dollars)	September 30, 2011	September 30, 2010	Variation
Operating revenues	$1,286	$1,490	$(204)
Purchased power	1,076	1,351	(275)
Gas purchased for resale	17	7	10
Net revenues	193	132	61
Operations and maintenance	97	86	11
Depreciation and amortization	5	7	(2)
Taxes, other than income taxes	16	14	2
Operating income	$75	$25	$50

The competitive energy businesses’ operating revenues decreased $204 million in the nine months ended September 30, 2011 compared with the 2010 period due primarily to a decrease in electric revenues ($189 million) and mark-to-market effects ($33 million), offset in part by an increase in other revenues ($18 million). Electric wholesale revenues decreased $122 million in the nine months ended September 30, 2011 compared with the 2010 period due to lower sales volume ($106 million) and unit prices ($16 million). Electric retail revenues decreased $67 million in the nine months ended September 30, 2011 compared with the 2010 period due to lower unit prices ($64 million) and sales volume ($3 million). Gross margins on electric retail revenues decreased in the nine months ended September 30, 2011 compared with the 2010 period due primarily to lower unit gross margins. Net mark-to-market values increased $60 million in the nine months ended September 30, 2011 as compared with the 2010 period, of which $93 million in gains are reflected in purchased power costs and $33 million in losses are reflected in revenues. Other revenues increased $18 million in the nine months ended September 30, 2011 as compared with the 2010 period due primarily to higher other wholesale revenue ($11 million) and sales of energy efficiency services ($7 million).

Purchased power costs decreased $275 million in the nine months ended September 30, 2011 compared with the 2010 period due primarily to changes in mark-to-market values ($93 million) and lower purchased power costs ($182 million, due to lower unit prices ($96 million) and volumes ($86 million)). Operating income increased $50 million in the nine months ended September 30, 2011 compared with the 2010 period due primarily to net mark-to-market effects ($60 million), offset by lower electric wholesale and retail gross margins ($10 million).

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

In January 2011, the Companies implemented a consolidation, reporting, and analysis system as part of a large ongoing project to implement a new financial and supply-chain enterprise resource planning information system. The Companies are undertaking the project with the objective of improving business processes and information systems. The Companies expect the project to reduce costs, improve support of operating activities, reduce financial reporting risks, and simplify compliance activities. The Companies expect the project to enhance the processes used by employees to record financial transactions and analyze data; purchase materials and services and manage inventory; develop business plans and budgets and report financial and purchasing data. The project is reasonably likely to materially affect the Companies’ internal control over financial reporting.

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

Item 1A: Risk Factors

There were no material changes in the Companies’ risk factors compared to those disclosed in Item 1A of the Form 10-K other than as described below:

A Cyber Attack Could Adversely Affect the Companies. The Utilities and other operators of critical energy infrastructure may face a heightened risk of cyber attack. In the event of such an attack, the Utilities and the competitive energy businesses could have their operations disrupted, property damaged and customer information stolen; experience substantial loss of revenues, response costs and other financial loss; and be subject to increased regulation, litigation and damage to their reputation.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased*	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Appropriate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2011 to July 31, 2011	155,136	$53.89	—	—
August 1, 2011 to August 31, 2011	191,723	55.10	—	—
September 1, 2011 to September 30, 2011	199,497	56.54	—	—
Total	546,356	$55.28	—	—

*	Represents Con Edison common shares purchased in open-market transactions. The number of shares purchased approximated the number of treasury shares used for the company’s employee stock plans.

Item 6: Exhibits

CON EDISON

Exhibit 12.1	Statement of computation of Con Edison’s ratio of earnings to fixed charges for the nine-month periods ended September 30, 2011 and 2010, and the 12-month period ended December 31, 2010.

Exhibit 31.1.1	Rule 13a-14(a)/15d-14(a) Certifications – Chief Executive Officer.

Exhibit 31.1.2	Rule 13a-14(a)/15d-14(a) Certifications – Chief Financial Officer.

Exhibit 32.1.1	Section 1350 Certifications – Chief Executive Officer.

Exhibit 32.1.2	Section 1350 Certifications – Chief Financial Officer.

Exhibit 101.INS	XBRL Instance Document.

Exhibit 101.SCH	XBRL Taxonomy Extension Schema.

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase.

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase.

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

CECONY

Exhibit 12.2	Statement of computation of CECONY’s ratio of earnings to fixed charges for the nine-month periods ended September 30, 2011 and 2010, and the 12-month period ended December 31, 2010.

Exhibit 31.2.1	Rule 13a-14(a)/15d-14(a) Certifications – Chief Executive Officer.

Exhibit 31.2.2	Rule 13a-14(a)/15d-14(a) Certifications – Chief Financial Officer.

Exhibit 32.2.1	Section 1350 Certifications – Chief Executive Officer.

Exhibit 32.2.2	Section 1350 Certifications – Chief Financial Officer.

Exhibit 101.INS	XBRL Instance Document.

Exhibit 101.SCH	XBRL Taxonomy Extension Schema.

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase.

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase.

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONSOLIDATED EDISON, INC.
CONSOLIDATED EDISON COMPANY OF NEW YORK, INC.

DATE: November 3, 2011	By	/S/ ROBERT HOGLUND
Robert Hoglund Senior Vice President, Chief Financial Officer and Duly Authorized Officer

