Form 10-K
period 2011-12-31
CONSOLIDATED EDISON CO OF NEW YORK INC; CONSOLIDATED EDISON INC
filed 2012-02-21
CIK 23632, 1047862

United States

Securities And Exchange Commission

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Fiscal Year Ended December 31, 2011

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

The aggregate market value of the common equity of Con Edison held by non-affiliates of Con Edison, as of June 30, 2011, was approximately $15.6 billion.

As of January 31, 2012, Con Edison had outstanding 292,880,631 Common Shares ($.10 par value).

All of the outstanding common equity of CECONY is held by Con Edison.

Documents Incorporated By Reference

Portions of Con Edison’s definitive proxy statement and CECONY’s definitive information statement, for their respective Annual Meetings of Stockholders to be held on May 21, 2012, to be filed with the Commission pursuant to Regulation 14A and Regulation 14C, respectively, not later than 120 days after December 31, 2011, are incorporated in Part III of this report.

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

Glossary of Terms

The following is a glossary of frequently used abbreviations or acronyms that are used in the Companies’ SEC reports:

Con Edison Companies
Con Edison	Consolidated Edison, Inc.
CECONY	Consolidated Edison Company of New York, Inc.
Con Edison Development	Consolidated Edison Development, Inc.
Con Edison Energy	Consolidated Edison Energy, Inc.
Con Edison Solutions	Consolidated Edison Solutions, Inc.
O&R	Orange and Rockland Utilities, Inc.
Pike	Pike County Light & Power Company
RECO	Rockland Electric Company
The Companies	Con Edison and CECONY
The Utilities	CECONY and O&R
Regulatory Agencies, Government Agencies, and Quasi-governmental Not-for-Profits
EPA	U.S. Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
IRS	Internal Revenue Service
ISO-NE	ISO New England Inc.
NJBPU	New Jersey Board of Public Utilities
NJDEP	New Jersey Department of Environmental Protection
NYISO	New York Independent System Operator
NYPA	New York Power Authority
NYSAG	New York State Attorney General
NYSDEC	New York State Department of Environmental Conservation
NYSERDA	New York State Energy Research and Development Authority
NYSPSC	New York State Public Service Commission
NYSRC	New York State Reliability Council, LLC
PAPUC	Pennsylvania Public Utility Commission
PJM	PJM Interconnection LLC
SEC	U.S. Securities and Exchange Commission
Accounting
ABO	Accumulated Benefit Obligation
ASU	Accounting Standards Update
FASB	Financial Accounting Standards Board
LILO	Lease In/Lease Out
OCI	Other Comprehensive Income
SFAS	Statement of Financial Accounting Standards
VIE	Variable interest entity
Environmental
CO2	Carbon dioxide
GHG	Greenhouse gases
MGP Sites	Manufactured gas plant sites
PCBs	Polychlorinated biphenyls
PRP	Potentially responsible party
SO2	Sulfur dioxide
Superfund	Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 and similar state statutes

Glossary of Terms continued

Units of Measure
dths	Dekatherms
kV	Kilovolt
kWh	Kilowatt-hour
mdths	Thousand dekatherms
MMlbs	Million pounds
MVA	Megavolt ampere
MW	Megawatt or thousand kilowatts
MWH	Megawatt hour
Other
AFDC	Allowance for funds used during construction
COSO	Committee of Sponsoring Organizations of the Treadway Commission
EMF	Electric and magnetic fields
ERRP	East River Repowering Project
Fitch	Fitch Ratings
LTIP	Long Term Incentive Plan
Moody’s	Moody’s Investors Service
S&P	Standard & Poor’s Financial Services LLC
VaR	Value-at-Risk

4

Introduction

This introduction contains certain information about Con Edison and its subsidiaries, including CECONY, and is qualified in its entirety by reference to the more detailed information appearing elsewhere or incorporated by reference in this report.

Con Edison’s mission is to provide energy services to our customers safely, reliably, efficiently and in an environmentally sound manner; to provide a workplace that allows employees to realize their full potential; to provide a fair return to our investors; and to improve the quality of life in the communities we serve.

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

Selected Financial Data

Con Edison

	For the Year Ended December 31,
(millions of dollars, except per share amounts)	2007		2008		2009		2010		2011
Operating revenues	$13,120		$13,583		$13,032		$13,325		$12,938
Energy costs	7,225		7,584		6,242		5,754		5,001
Operating income	1,847		1,920		1,899		2,120		2,239
Net income	936	(a)	933	(a)	879		1,003		1,062
Total assets	28,262		33,498	(b)	33,844	(b)	36,348	(c)	39,214	(d)
Long-term debt	7,611		9,232		9,854		10,671		10,143
Shareholders’ equity	9,289		9,911		10,462		11,274		11,649
Basic earnings per share
Continuing operations	$3.48		$3.37		$3.16		$3.49		$3.59
Diluted earnings per share
Continuing operations	$3.46		$3.36		$3.14		$3.47		$3.57
Cash dividends per common share	$2.32		$2.34		$2.36		$2.38		$2.40
Book value per share	$33.39		$35.43		$36.82		$37.95		$39.05
Average common shares outstanding (millions)	266		273		275		284		293
Stock price low	$43.10		$34.11		$32.56		$41.52		$48.55
Stock price high	$52.90		$49.30		$46.35		$51.03		$62.74

(a)	Represents income from continuing operations.
(b)	Reflects a $1,130 million decrease in 2009 and a $3,519 million increase in 2008 in regulatory assets for unrecognized pension and other postretirement costs. See Notes E and F to the financial statements in Item 8.
(c)	Reflects a $1,399 million increase in net plant, a $303 million increase in regulatory assets – environmental remediation costs and a $210 million increase in prepayments.
(d)	Reflects a $1,230 million increase in net plant and a $1,481 million increase in regulatory assets for unrecognized pension and other postretirement costs. See Notes E and F to the financial statements in Item 8.

CECONY

	For the Year Ended December 31,
(millions of dollars)	2007	2008		2009		2010		2011
Operating revenues	$9,885	$10,424		$10,036		$10,573		$10,484
Energy costs	4,580	4,844		3,904		3,715		3,243
Operating income	1,669	1,667		1,716		1,922		2,083
Net income for common stock	844	783		781		893		978
Total assets	24,504	30,415	(a)	30,461	(a)	32,605	(b)	35,218	(c)
Long-term debt	7,172	8,494		9,038		9,743		9,220
Shareholder’s equity	8,299	9,204		9,560		10,136		10,431

(a)	Reflects a $1,076 million decrease in 2009 and a $3,392 million increase in 2008 in regulatory assets for unrecognized pension and other retirement costs. See Notes E and F to the financial statements in Item 8.
(b)	Reflects a $1,257 million increase in net plant, a $241 million increase in regulatory assets – environmental remediation costs and a $125 million increase in accounts receivable from affiliated companies.
(c)	Reflects a $1,101 million increase in net plant and a $1,402 million increase in regulatory assets for unrecognized pension and other postretirement costs. See Notes E and F to the financial statements in Item 8.

Significant 2011 Developments

•

CECONY delivered 57,826 million kWhs of electricity (1.5 percent decrease from prior year), 129,022 mdths of gas (4.1 percent increase from prior year) and 22,322 MMlbs of steam to its customers (3.1 percent decrease from prior year). The company’s electric and gas rate plans include revenue decoupling mechanisms pursuant to which delivery revenues are not generally affected by changes in delivery volumes from levels assumed in the rate plans. See “Results of Operations” in Item 7.

•	CECONY invested $1,788 million to upgrade and reinforce its energy delivery systems. O&R invested $111 million in its energy delivery systems. See “Capital Requirements and Resources” in Item 1.

•

CECONY’s electric, gas and steam rates increased (on an annual basis) $420.4 million (April 2011), $47.9 million (October 2011) and $49.5 million (October 2011), respectively. O&R’s electric and gas rates increased (on an annual basis) $26.6 million and $4.6 million, respectively (July and November 2011). See Note B to the financial statements in Item 8.

Available Information

Con Edison and CECONY file annual, quarterly and current reports, proxy or information statements and other information with the Securities and Exchange Commission (SEC). The public may read and copy any materials that the Companies file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580 Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers (including Con Edison and CECONY) that file electronically with the SEC. The address of that site is www.sec.gov.

This information the Companies file with the SEC is also available free of charge on or through the Investor Information section of their websites as soon as reasonably practicable after the reports are electronically filed with, or furnished to, the SEC. Con Edison’s internet website is at: www.conedison.com; and CECONY’s is at: www.coned.com.

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

Steam

CECONY operates the largest steam distribution system in the United States by producing and delivering more than 22,000 MMlbs of steam annually to approximately 1,735 customers in parts of Manhattan.

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

Competitive Energy Businesses

Con Edison pursues competitive energy opportunities through three wholly-owned subsidiaries: Con Edison Solutions, Con Edison Energy and Con Edison Development. These businesses include the sales and related hedging of electricity to wholesale and retail customers, sales of certain energy-related products and services, and participation in energy infrastructure projects. At December 31, 2011, Con Edison’s equity investment in its competitive energy businesses was $357 million and their assets amounted to $856 million.

Utility Regulation

State Utility Regulation

Regulators

The Utilities are subject to regulation by the New York State Public Service Commission (NYSPSC), which under the New York Public Service Law, is authorized to set the terms of service and the rates the Utilities charge for providing service in New York. It also approves the issuance of the Utilities’ securities. It exercises jurisdiction over the siting of the Utilities’ electric transmission lines and approves mergers or other business combinations involving New York utilities. In addition, it has the authority to impose penalties on utilities, which could be substantial, for violating state utility laws and regulations. O&R’s New Jersey subsidiary, RECO, is subject to similar regulation by the New Jersey Board of Public Utilities (NJBPU). O&R’s Pennsylvania subsidiary, Pike, is subject to similar regulation by the Pennsylvania Public Utility Commission (PAPUC). The NYSPSC, together with the NJBPU and the PAPUC, are referred to herein as state utility regulators.

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

“Other cost reconciliations” that reconcile pension and other postretirement benefit costs, environmental remediation costs, and certain other costs to amounts reflected in delivery rates for such costs. Utilities generally retain the right to petition for recovery or accounting deferral of extraordinary and material cost increases and provision is sometimes made for the utility to retain a share of cost reductions, for example, property tax refunds.

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

“Negative earnings adjustments” for failure to meet certain performance standards relating to service, reliability, safety and other matters.

The following table should be read in conjunction with, and is subject to, the more detailed discussion of the Utilities’ rate plans in Note B to the financial statements in Item 8 (which information is incorporated by reference herein).

Effective Period	Rate Increases		Rate Base	Amortization To Income of Net Regulatory (Assets) and Liabilities	Authorized Return on Equity (ROE)	ROE Sharing Threshold Earnings Sharing Terms(a) (Shareholders/ Customers)
(millions of dollars, except percentages)
CECONY – Electric(b)
April 2010 – March 2013	Yr. 1 – $420.4 Yr. 2 – $420.4 Yr. 3 – $286.9	(c)	Yr. 1 – $14,887 Yr. 2 – $15,987 Yr. 3 – $16,826	$(75) over 3 yrs.	10.15%	Yr. 1 – 11.15% – 12.149%: 50/50 12.15% – 13.149%: 25/75 > 13.149%: 10/90(d)
CECONY – Gas(b)
October 2010 – September 2013	Yr. 1 – $47.1 Yr. 2 – $47.9 Yr. 3 – $46.7		Yr. 1 – $3,027 Yr. 2 – $3,245 Yr. 3 – $3,434	$(53) over 3 yrs.	9.6%	Yr. 1 – 10.35% – 11.59%: 40/60 11.6% – 12.59%: 25/75 > 12.59%: 10/90(e)
CECONY – Steam(b)
October 2010 – September 2013	Yr. 1 – $49.5 Yr. 2 – $49.5 Yr. 3 – $17.8	(f)	Yr. 1 – $1,589 Yr. 2 – $1,603 Yr. 3 – $1,613	$(20) over 3 yrs.	9.6%	Yr. 1 – 10.35% – 11.59%: 40/60 11.6% – 12.59%: 25/75 >12.59%:10/90(e)
O&R – Electric (NY)
July 2011 – June 2012	$26.6		$630	$(1) over 3-5 yrs.	9.2%	N/A
O&R – Gas (NY)
November 2009 – October 2012	Yr. 1 – $9.0 Yr. 2 – $9.0 Yr. 3 – $4.6	(g)	Yr. 1 – $280 Yr. 2 – $296 Yr. 3 – $309	$(2) over 3 yrs.	10.4%	11.4% – 12.4% –50/50 12.4% – 14% – 35/65 >14% – 10/90

(a)	Subject to limitation for cost reconciliations described in Note B to the financial statements in Item 8.
(b)	Pursuant to NYSPSC orders, a portion of the company’s revenues is being collected subject to refund. See “Other Regulatory Matters” in Note B to the financial statements in Item 8.
(c)	The rate plan provides for a one-time surcharge of $133.5 million in Year 3.
(d)	In Yr. 2 and Yr. 3, 10.65% – 12.149%: 40/60, 12.15% – 13.149%: 25/75, and > 13.15%: 10/90.
(e)	In Yr. 2 and Yr. 3, 10.10% – 11.59%: 40/60, 11.60% – 12.59%: 25/75, and >12.6%: 10/90.
(f)	The rate plan provides for a one-time surcharge of $31.7 million in Year 3.
(g)	The rate plan provides for a one-time surcharge of $4.3 million in Year 3.

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

Generic Proceedings

The NYSPSC from time to time conducts “generic” proceedings to consider issues relating to all electric and gas utilities operating in New York State. Pending proceedings included those relating to utilities exiting the service of selling electric energy and gas at retail (including an examination of utilities’ provider of last resort responsibility); the utilities’ vision for the ‘smart grid’; the implementation of energy efficiency and renewable energy programs and consumer protections; and addressing any rate disincentives to the promotion of energy efficiency and distributed generation. The Utilities are typically active participants in such proceedings. The Utilities do not expect that these pending generic proceedings will have a material adverse effect on their financial positions, results of operation or liquidity. In February 2011, the NYSPSC initiated a proceeding to examine the existing mechanisms pursuant to which utilities recover site investigation and remediation costs and possible alternatives. See “Environmental Matters – CECONY” and “Environmental Matters – O&R,” below, and Note G to the financial statements in Item 8.

Federal Utility Regulation

The Federal Energy Regulatory Commission (FERC), among other things, regulates the transmission and wholesale sales of electricity in interstate commerce and the transmission and sale of natural gas for resale in interstate commerce. In addition, the FERC has the authority to impose penalties, which could be substantial, including penalties for the violation of reliability rules. Certain activities of the Utilities and the competitive energy businesses are subject to the jurisdiction of the FERC. The Utilities are subject to regulation by the FERC with respect to electric transmission rates and to regulation by the NYSPSC with respect to electric and gas retail commodity sales and local delivery service. As a matter of practice, the NYSPSC has approved delivery service rates that include both distribution and transmission costs.

New York Independent System Operator (NYISO)

The NYISO is a not-for-profit organization that controls and operates most of the electric transmission facilities in New York State, including those of the Utilities, as an integrated system and administers wholesale markets for electricity in New York State. In addition to operating the state’s high voltage grid, the NYISO administers the energy, ancillary services and capacity markets. The New York State Reliability Council (NYSRC) promulgates reliability standards subject to FERC oversight. Pursuant to a requirement that is set annually by the NYSRC, the NYISO requires that entities supplying electricity to customers in New York State have generating capacity (owned, procured through the NYISO capacity markets or contracted for) in an amount equal to the peak demand of their customers plus the applicable reserve margin. In addition, the NYISO has determined that entities that serve customers in New York City must have enough capacity that is electrically located in New York City to cover a substantial percentage (currently 81 percent; 83 percent effective May 2012) of the peak demands of their New York City customers. These requirements apply both to regulated utilities such as CECONY and O&R for the customers they supply under regulated tariffs and to companies such as Con Edison Solutions that supply customers on market terms. RECO, O&R’s New Jersey subsidiary, provides electric service in an area that has a different independent system operator – PJM Interconnection LLC (PJM).

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

Electric Operations

Electric Facilities

CECONY’s capitalized costs for utility plant, net of accumulated depreciation, for distribution facilities were $13,125 million and $12,549 million at December 31, 2011 and 2010, respectively. For its transmission facilities, the costs for utility plant, net of accumulated depreciation, were $2,476 million and $2,150 million at December 31, 2011 and 2010, respectively, and for its generation facilities, the costs for utility plant, net of accumulated depreciation, were $400 million and $396 million, at December 31, 2011 and 2010, respectively.

Distribution Facilities. CECONY owns 62 area distribution substations and various distribution facilities located throughout New York City and Westchester County. At December 31, 2011, the company’s distribution system had a transformer capacity of 28,841 MVA, with 36,818 miles of overhead distribution lines and 96,661 miles of underground distribution lines. The underground distribution lines represent the single longest underground electric delivery system in the United States.

Transmission Facilities. The company’s transmission facilities are located in New York City and Westchester, Orange, Rockland, Putnam and Dutchess counties in New York State. At December 31, 2011, CECONY owned or jointly owned 438 miles of overhead circuits operating at 138, 230, 345 and 500 kV and 742 miles of underground circuits operating at 69, 138 and 345 kV. The company’s 39 transmission substations and 62 area stations are supplied by circuits operated at 69 kV and above. In 2011, the company completed and placed in service a 9  1/2 mile transmission line connecting its Sprainbrook substation in Westchester County with the new Academy substation in upper Manhattan.

CECONY’s transmission facilities interconnect with those of National Grid, Central Hudson Gas & Electric Corporation, O&R, New York State Electric & Gas, Connecticut Light & Power Company, Long Island Power Authority, NYPA and Public Service Electric and Gas Company.

Generating Facilities. CECONY’s electric generating facilities consist of plants located in Manhattan with an aggregate capacity of 709 MW. The company expects to have sufficient amounts of gas and fuel oil available in 2012 for use in these facilities.

Electric Sales and Deliveries

CECONY delivers electricity to its full-service customers who purchase electricity from the company. The company also delivers electricity to its customers who purchase electricity from other suppliers through the company’s retail access plan. In addition, the company delivers electricity to state and municipal customers of NYPA and economic development customers of municipal electric agencies.

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

	Year Ended December 31,
	2007	2008	2009	2010	2011
Electric Energy Delivered (millions of kWhs)
CECONY full service customers	25,314	24,640	23,483	24,142	22,622
Delivery service for retail access customers	21,532	22,047	21,859	23,098	24,234
Delivery service to NYPA customers and others	10,692	10,918	10,650	10,834	10,408
Delivery service for municipal agencies	723	718	675	619	562
Total Deliveries in Franchise Area	58,261	58,323	56,667	58,693	57,826
Electric Energy Delivered ($ in millions)
CECONY full service customers	$5,158	$5,569	$5,040	$5,546	$5,237
Delivery service for retail access customers	1,334	1,507	1,855	2,123	2,354
Delivery service to NYPA customers and others	309	378	423	516	555
Delivery service for municipal agencies	17	20	21	22	22
Other operating revenues	622	404	335	169	112
Total Deliveries in Franchise Area	$7,440	$7,878	$7,674	$8,376	$8,280
Average Revenue per kWh Sold (Cents)(a)
Residential	21.6	24.2	23.6	25.8	25.6
Commercial and Industrial	19.2	21.2	19.6	20.4	20.7

(a)	Includes Municipal Agency sales.

For further discussion of the company’s electric operating revenues and its electric results, see “Results of Operations” in Item 7. For additional segment information, see Note N to the financial statements in Item 8.

Electric Peak Demand

The electric peak demand in CECONY’s service area occurs during the summer air conditioning season. The 2011 service area peak demand, which occurred on July 22, 2011, was 13,189 MW, a new record, exceeding the previous record of 13,141 MW reached in 2006. The 2011 peak demand included an estimated 5,905 MW for CECONY’s full-service customers, 5,291 MW for customers participating in its electric retail access program and 1,993 MW for NYPA’s customers and municipal electric agency customers. The NYISO invoked demand reduction programs on July 22, 2011, as it had on peak demand days in some previous years (most recently 2010). “Design weather” for the electric system is a standard to which the actual peak demand is adjusted for evaluation and planning purposes. Since the majority of demand reduction programs are invoked only in specific circumstances, design conditions do not include these programs’ potential impact. However, the CECONY forecasted peak demand at design conditions does include the impact of permanent demand reduction programs. The company estimates that, under design weather conditions, the 2012 service area peak demand will be 13,225 MW, including an estimated 5,730 MW for its full-service customers, 5,500 MW for its electric retail access customers and 1,995 MW for NYPA’s customers and municipal electric agency customers. The company forecasts average annual growth of the peak electric demand in the company’s service area over the next five years at design conditions to be approximately 1.2 percent per year.

Electric Supply

Most of the electricity sold by CECONY to its customers in 2011 was purchased under firm power contracts or through the wholesale electricity market administered by the NYISO. Con Edison expects that these resources will again be adequate to meet the requirements of its customers in 2012. The company plans to meet its continuing obligation to supply electricity to its customers through a combination of electricity purchased under contracts, purchased through the NYISO’s wholesale electricity market, or generated from its electricity generating facilities. For information about the company’s contracts for approximately 2,835 MW of electric generating capacity, see Notes I and O to the financial statements in Item 8. To reduce the volatility of its customers’ electric energy costs, the company has contracts to purchase electric energy and enters into derivative transactions to hedge the costs of a portion of its expected purchases under these contracts and through the NYISO’s wholesale electricity market.

CECONY owns generating stations in New York City associated primarily with its steam system. As of December 31, 2011, the generating stations had a combined electric capacity of approximately 709 MW, based on 2011 summer test ratings. For information about electric generating capacity owned by the company, see “Electric Operations – Electric Facilities – Generating Facilities”, above.

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

In 2009, the then Governor of New York announced a new goal of meeting 45 percent of the State’s electricity needs with energy efficiency or renewable resources by 2015. The goal is to be achieved by reducing electricity consumption by 15 percent, and having 30 percent of the electricity used in New York provided by renewable resources. Establishment of the renewable resources target began in September 2004, when the NYSPSC issued an order establishing a renewable portfolio standard (RPS) which provides that by 2013, 24 percent of the State’s energy needs would come from large renewable facilities (such as wind, hydro, and biomass) and smaller customer-sited renewable generation (limited to solar, fuel cells, and wind farm less than 300 kW in size), and 1 percent would come from green marketing efforts. The NYSPSC agreed with the Utilities that the responsibility for procuring the new renewable resources would rest with the New York State Energy Research and Development Authority (NYSERDA), and not the Utilities. In implementing the RPS for large renewable resources, NYSERDA enters into long-term agreements with developers, and pays the developers renewable premiums based on the facilities’ energy output. For customer-sited resources, NYSERDA provides rebates when customers install eligible renewable technologies. The renewable premiums, rebates, and NYSERDA’s administrative fee are financed through a volumetric charge imposed on the delivery customers of each of the state’s investor-owned utilities. Pursuant to the 2004 NYSPSC order, CECONY billed customers RPS surcharges of $33 million in each of 2011 and 2010. These surcharges will increase as NYSERDA increases its renewables energy purchases. The NYSPSC issued an order in January 2010 formally increasing the RPS target to 30 percent by 2015 and requiring NYSPSC staff to develop a program to address the geographic balance of the RPS, setting-aside up to $30 million per year to be spent in the downstate region (including in the Utilities’ service territories) until 2015 for this purpose. Large renewable resources are grid-connected and sell their energy output in the wholesale energy market administered by the NYISO. As a result of the Utilities participation in the NYISO wholesale markets, a portion of the Utilities’ NYISO energy purchases are sourced from renewable resources. The energy produced by customer-sited renewables offsets the energy which the Utilities would otherwise have procured, thereby reducing the overall level of non-renewable energy consumed. In 2008, the NYSPSC issued an order authorizing the Utilities to begin implementing energy efficiency programs. Costs of the programs will be recovered primarily through a separate non-bypassable charge.

Gas Operations

Gas Facilities

CECONY’s capitalized costs for utility plant, net of accumulated depreciation, for gas facilities, which are primarily distribution facilities, were $3,455 million and $3,153 million at December 31, 2011 and 2010, respectively.

Natural gas is delivered by pipeline to CECONY at various points in its service territory and is distributed to customers by the company through an estimated 4,359 miles of mains and 387,881 service lines. The company owns a natural gas liquefaction facility and storage tank at its Astoria property in Queens, New York. The plant can store approximately 1,000 mdths of which a maximum of about 250 mdths can be withdrawn per day. The company has about 1,226 mdths of additional natural gas storage capacity at a field in upstate New York, owned and operated by Honeoye Storage Corporation, a corporation 28.8 percent owned by CECONY and 71.2 percent owned by Con Edison Development.

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

CECONY’s gas sales and deliveries for the last five years were:

	Year Ended December 31,
	2007	2008	2009	2010	2011
Gas Delivered (mdth)
Firm Sales
Full service	73,734	68,943	67,994	63,592	64,696
Firm transportation	39,017	43,245	48,671	51,859	54,291
Total Firm Sales and Transportation	112,751	112,188	116,665	115,451	118,987
Interruptible Sales(a)	10,577	11,220	8,225	8,521	10,035
Total Gas Sold to CECONY Customers	123,328	123,408	124,890	123,972	129,022
Transportation of customer-owned gas
NYPA	42,085	44,694	37,764	24,890	34,893
Other (mainly generating plants)	95,260	94,086	86,454	99,666	97,163
Off-System Sales	2,325	154	1	7	97
Total Sales and Transportation	262,998	262,342	249,109	248,535	261,175

(a)	Includes 3,801, 3,385, 2,851, 2,955 and 2,043 mdths for 2011, 2010, 2009, 2008 and 2007 respectively, which are also reflected in firm transportation and other.

	Year Ended December 31,
	2007	2008	2009	2010	2011
Gas Delivered ($ in millions)
Firm Sales
Full service	$1,341	$1,332	$1,229	$1,099	$1,048
Firm transportation	168	202	266	347	356
Total Firm Sales and Transportation	1,509	1,534	1,495	1,446	1,404
Interruptible Sales	88	138	75	60	75
Total Gas Sold to CECONY Customers	1,597	1,672	1,570	1,506	1,479
Transportation of customer-owned gas
NYPA	4	4	4	2	2
Other (mainly generating plants)	76	85	73	87	84
Off-System Sales	17	1	—	—	—
Other operating revenues (mainly regulatory amortizations)	65	77	54	(54)	(44)
Total Sales and Transportation	$1,759	$1,839	$1,701	$1,541	$1,521
Average Revenue per dth Sold
Residential	$19.78	$21.15	$20.33	$19.31	$18.45
General	$16.01	$16.77	$14.91	$14.28	$12.96

For further discussion of the company’s gas operating revenues and its gas results, see “Results of Operations” in Item 7. For additional segment information, see Note N to the financial statements in Item 8.

Gas Peak Demand

The gas peak demand for firm service customers in CECONY’s service area occurs during the winter heating season. The daily peak day demand during the winter 2011/2012 (through January 31, 2012) occurred on January 15, 2012 when the demand reached 979 mdths. The 2011/2012 winter demand included an estimated 601 mdths for CECONY’s full-service customers and 378 mdths for customers participating in its gas retail access program. “Design weather” for the gas system is a standard to which the actual peak demand is adjusted for evaluation and planning purposes. The company estimates that, under design weather conditions, the 2012/2013 service area peak demand will be 1,199 mdths, including an estimated 597 mdths for its full-service customers and 602 mdths for its retail access customers. The company forecasts average annual growth of the peak gas demand over the next five years at design conditions to be approximately 3.5 percent in its service area. The forecasted peak demand growth increased, as compared to the previous forecast of 1.1 percent, reflecting, among other things, oil-to-gas conversions that are anticipated to result from New York City regulations that will phase out the use of certain types of heating oil. The forecasted peak demand at design conditions does not include gas used by interruptible gas customers or in generating stations (electricity and steam).

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

Charges from suppliers for the firm purchase of gas, which are based on formulas or indexes or are subject to negotiation, are generally designed to approximate market prices. The gas supply contracts are for various terms extending to 2014. The Utilities have contracts with interstate pipeline companies for the purchase of firm transportation from upstream points where gas has been purchased to the Utilities’ distribution systems, and for upstream storage services. Charges under these transportation and storage contracts are approved by the FERC. Such contracts are for various terms extending to 2023. The Utilities are required to pay certain fixed charges under the supply, transportation and storage contracts whether or not the contracted capacity is actually used. These fixed charges amounted to approximately $252 million in 2011, including $210 million for CECONY. See “Contractual Obligations”

below. In addition, the Utilities purchase gas on the spot market and contract for interruptible gas transportation. See “Recoverable Energy Costs” in Note A to the financial statements in Item 8.

Steam Operations

Steam Facilities

CECONY’s capitalized costs for utility plant, net of accumulated depreciation for steam facilities were $1,651 million and $1,617 million at December 31, 2011 and 2010, respectively.

CECONY generates steam at one steam-electric generating station and five steam-only generating stations and distributes steam to its customers through approximately 105 miles of transmission, distribution, and service piping.

Steam Sales and Deliveries

CECONY’s steam sales and deliveries for the last five years were:

	Year Ended December 31,
	2007	2008	2009	2010	2011
Steam Sold (MMlbs)
General	592	533	544	515	519
Apartment house	7,517	6,936	6,725	5,748	5,779
Annual power	17,695	16,508	15,748	16,767	16,024
Total Steam Delivered to CECONY Customers	25,804	23,976	23,017	23,030	22,322
Steam Sold ($ in millions)
General	$23	$23	$28	$25	$28
Apartment house	188	186	165	158	175
Annual power	443	468	446	457	487
Other operating revenues	32	30	22	16	(7)
Total Steam Delivered to CECONY Customers	$686	$707	$661	$656	$683
Average Revenue per Mlb Sold	$25.34	$28.24	$27.76	$27.79	$30.91

For further discussion of the company’s steam operating revenues and its steam results, see “Results of Operations” in Item 7. For additional segment information, see Note N to the financial statements in Item 8.

Steam Peak Demand and Capacity

Demand for steam in CECONY’s service area peaks during the winter heating season. The one-hour peak demand during the winter of 2011/2012 (through January 31, 2012) occurred on January 4, 2012 when the demand reached 7.7 MMlbs per hour. The company’s estimate for the winter of 2012/2013 peak demand of its steam customers is 9.6 MMlbs per hour under design criteria, which assumes severe weather.

On December 31, 2011, the steam system had the capability of delivering approximately 11.7 MMlbs of steam per hour, and CECONY estimates that the system will have the capability to deliver 11.7 MMlbs of steam per hour in the 2012/2013 winter.

Steam Supply

Fifty-five percent of the steam produced by CECONY in 2011 was supplied by the company’s steam-only generating assets; 26 percent was produced by the company’s steam-electric generating assets, where steam and electricity are primarily cogenerated; and 19 percent was purchased under an agreement with Brooklyn Navy Yard Cogeneration Partners L.P.

O&R

Electric Operations

Electric Facilities

O&R’s capitalized costs for utility plant, net of accumulated depreciation, for distribution facilities were $680 million and $642 million at December 31, 2011 and 2010, respectively. For its transmission facilities, the costs for utility plant, net of accumulated depreciation, were $178 million and $134 million at December 31, 2011 and 2010, respectively.

O&R, RECO and Pike, own, in whole or in part, transmission and distribution facilities which include 558 circuit miles of transmission lines, 14 transmission substations, 62 distribution substations, 85,017 in-service line transformers, 3,779 pole miles of overhead distribution lines and 1,772 miles of underground distribution lines. O&R’s transmission system is part of the NYISO system except that portions of RECO’s system are located within the transmission area controlled by PJM.

Electric Sales and Deliveries

O&R generally recovers, on a current basis, the cost of the electricity that it buys and then sells to its full-service customers. It does not make any margin or profit on the electricity it sells. Effective July 2008, O&R’s New York electric revenues (which accounted for 66.6 percent of O&R’s electric revenues in 2011) became subject to a revenue decoupling mechanism. As a result, O&R’s New York electric delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved. O&R’s electric sales in New Jersey and Pennsylvania are not subject to a decoupling mechanism. O&R’s electric sales and deliveries, excluding off-system sales for the last five years were:

	0,0000	0,0000	0,0000	0,0000	0,0000
	Year Ended December 31,
	2007	2008	2009	2010	2011
Electric Energy Delivered (millions of kWhs)
Total deliveries to O&R full service customers	4,224	4,093	3,673	3,498	3,029
Delivery service for retail access customers	1,688	1,814	1,901	2,330	2,760
Total Deliveries In Franchise Area	5,912	5,907	5,574	5,828	5,789
Electric Energy Delivered ($ in millions)
Total deliveries to O&R full service customers	$596	$650	$551	$570	$486
Delivery service for retail access customers	73	80	95	132	157
Other operating revenues	2	3	2	(10)	(2)
Total Deliveries In Franchise Area	$671	$733	$648	$692	$641
Average Revenue Per kWh Sold (Cents)
Residential	15.6	17.4	17.2	18.3	18.0
Commercial and Industrial	12.9	14.6	13.3	14.1	13.7

For further discussion of the company’s electric operating revenues and its electric results, see “Results of Operations” in Item 7. For additional segment information, see Note N to the financial statements in Item 8.

Electric Peak Demand

The electric peak demand in O&R’s service area occurs during the summer air conditioning season. The 2011 service area peak demand, which occurred on July 22, 2011, was 1,599 MW, its highest level since the 1,617 MW record peak reached in 2006. The 2011 peak demand included an estimated 1,039 MW for O&R’s full-service customers and 560 MW for customers participating in its electric retail access program. The NYISO invoked demand reduction programs on July 22, 2011. “Design weather” for the electric system is a standard to which the actual peak demand is adjusted for evaluation and planning purposes. Since the majority of demand reduction programs are invoked only in specific circumstances, design conditions do not include these programs’ potential impact. However, the O&R forecasted peak demand at design conditions does include the impact of permanent demand reduction programs. The company estimates that, under design weather conditions, the 2012 service area peak demand will be 1,585 MW, including an estimated 1,029 MW for its full-service customers and 556 MW for its electric retail access customers. The company forecasts average annual growth of the peak electric demand in the company’s service area over the next five years at design conditions to be approximately 1.1 percent per year.

Electric Supply

The electricity O&R sold to its customers in 2011 was purchased under firm power contracts or through the wholesale electricity markets administered by the NYISO and PJM. The company expects that these resources will again be adequate to meet the requirements of its customers in 2012. O&R does not own any electric generating capacity.

Gas Operations

Gas Facilities

O&R’s capitalized costs for utility plant, net of accumulated depreciation for gas facilities, which are primarily distribution facilities, were $403 million and $382 million at December 31, 2011 and 2010, respectively. O&R and Pike own their gas distribution systems, which include 1,770 miles of mains. In addition, O&R owns a gas transmission system, which includes 78 miles of mains.

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

	Year Ended December 31,
	2007	2008	2009	2010	2011
Gas delivered (mdth)
Firm Sales
Full service	10,835	9,884	9,561	8,772	8,384
Firm transportation	10,248	10,471	10,905	10,692	10,823
Total Firm Sales and Transportation	21,083	20,355	20,466	19,464	19,207
Interruptible Sales	2,652	2,567	2,390	675	8
Total Gas Sold To O&R Customers	23,735	22,922	22,856	20,139	19,215
Transportation of customer-owned gas
Interruptible transportation	3,331	2,842	2,112	3,822	4,176
Sales for resale	1,044	1,007	953	840	864
Sales to electric generating stations	4,552	2,327	1,346	691	1,109
Off-System Sales	455	249	624	1	—
Total Sales and Transportation	33,117	29,347	27,891	25,493	25,364
Gas delivered ($ in millions)
Firm Sales
Full service	$186	$172	$159	$131	$122
Firm transportation	39	45	51	65	71
Total Firm Sales and Transportation	225	217	210	196	193
Interruptible Sales	25	27	21	9	4
Total Gas Sold To O&R Customers	250	244	231	205	197
Transportation of customer-owned gas
Sales to electric generating stations	3	4	2	—	1
Other operating revenues	12	10	9	13	16
Total Sales and Transportation	$265	$258	$242	$218	$214
Average Revenue Per dth Sold
Residential	$17.31	$17.64	$16.86	$15.20	$14.84
General	$16.36	$16.55	$15.58	$13.64	$13.20

For further discussion of the company’s gas operating revenues and its gas results, see “Results of Operations” in Item 7. For additional segment information, see Note N to the financial statements in Item 8.

Gas Peak Demand

The gas peak demand for firm service customers in O&R’s service area occurs during the winter heating season. The daily peak day demand during the winter

2011/2012 (through January 31, 2012) occurred on January 15, 2012 when the demand reached 163 mdths. The 2011/2012 winter demand included an estimated 82 mdths for O&R’s full-service customers and 81 mdths for customers participating in its gas retail access program. “Design weather” for the gas system is a standard to which the actual peak demand is adjusted for evaluation and planning purposes. The company estimates that, under design weather conditions, the 2012/2013 service area peak demand will be 215 mdths, including an estimated 106 mdths for its full-service customers and 109 mdths for its retail access customers. The company forecasts average annual growth of the peak gas demand over the next five years at design conditions to be approximately 1.0 percent in the company’s service area. The forecasted peak demand at design conditions does not include gas used by interruptible gas customers or in generating stations.

Gas Supply

O&R and CECONY have combined their gas requirements and purchase contracts to meet those requirements into a single portfolio. See “CECONY – Gas Operations – Gas Supply” above.

Competitive Energy Businesses

Con Edison pursues competitive energy opportunities through three wholly-owned subsidiaries: Con Edison Solutions, Con Edison Energy and Con Edison Development. These businesses include the sales and related hedging of electricity to wholesale and retail customers, sales of certain energy-related products and services, and participation in energy infrastructure projects. At December 31, 2011, Con Edison’s equity investment in its competitive energy businesses was $357 million and their assets amounted to $856 million.

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

Con Edison Solutions was reported by KEMA, Inc. in September 2011 to be the 9th largest non-residential retail electricity provider in the United States. The company sells to two retail aggregation entities in Massachusetts and to individual residential and small commercial (mass market) customers in the northeastern United States. At December 31, 2011, it served approximately 161,000 customers, not including approximately 161,000 served under the two aggregation agreements. Con Edison Solutions sold 15,725 million kWhs of electricity in 2011, a 2 percent decrease from 2010 volumes.

	2007	2008	2009	2010	2011
Retail electric volumes sold (millions of kWhs)	12,209	10,749	12,723	15,993	15,725
Number of retail customers accounts:(a)
Industrial and large commercial	17,122	18,828	35,056	40,081	42,983
Mass market	33,979	39,976	49,094	85,191	117,635

(a)	Excludes aggregation agreement customers

Con Edison Solutions seeks to serve customers in utility service territories that encourage retail competition through transparent pricing, purchase of receivables programs or utility-sponsored customer acquisition programs. The company currently sells electricity in the service territories of 44 utilities in the states of New York, Massachusetts, Connecticut, New Hampshire, Maine, New Jersey, Delaware, Maryland, Illinois, Pennsylvania and Texas, as well as the District of Columbia.

Total peak load at the end of 2011 was 4,857 MWs. Approximately 27 percent of the sales volumes were in New York, 25 percent in New England, 39 percent in PJM and the remainder in Texas.

Con Edison Solutions offers the choice of green power to customers. In 2011, it sold approximately 288,000 MWHs of green power, ending the year with almost 24,000 customers. Green power is a term used by electricity suppliers to describe electricity produced from renewable energy sources, including wind, hydro and solar.

Con Edison Solutions also provides energy-efficiency services to government and commercial customers. The services include the design and installation of lighting retrofits, high-efficiency heating, ventilating and air conditioning equipment and other energy saving technologies. The company is compensated for its services based primarily on the increased energy efficiency of the installed equipment over a multi-year period. Con Edison Solutions has won competitive solicitations for energy savings contracts with the Department of Energy and the Department of Defense, and a shared energy savings contract with the United States Postal Service.

Con Edison Energy

Con Edison Energy manages the output and fuel requirements for over 7,300 MW of third-party generating plants in the northeastern United States. The company also provides wholesale hedging and risk management services to Con Edison Solutions and Con Edison Development. In addition, the company sells electricity to utilities in the northeastern United States, primarily under indexed price contracts, which they use to supply their full-service customers.

	2007	2008	2009	2010	2011
Wholesale electricity sales (millions of kWh)(a)	8,046	7,798	5,472	3,610	2,231

(a)	Prior to 2008, wholesale electricity sales were reported as part of Con Edison Development.

Con Edison Development

Con Edison Development participates in energy infrastructure projects. The company’s investments include ownership interests in solar energy projects in New Jersey and Massachusetts with an aggregate capacity of 28 MW, a gas storage corporation (see “CECONY – Gas Operations – Gas Facilities,” above), an investment in an affordable housing partnership and leasehold interests in a gas-fired plant and a gas distribution network in the Netherlands (see Note J to the financial statements in Item 8). The company has additional solar energy projects under construction with an aggregate capacity of 14 MW. Con Edison Development and its subsidiary, CED/SCS Newington, LLC, completed the sale of their ownership interests in electricity generating plants with an aggregate capacity of approximately 1,706 MW in the second quarter of 2008.

Capital Requirements and Resources

Capital Requirements

The following table contains the Companies’ capital requirements for the years 2009 through 2011 and their current estimate of amounts for 2012 through 2014.

	Actual			Estimate
(millions of dollars)	2009	2010	2011	2012	2013	2014
Regulated utility construction expenditures(a)
CECONY(b)	$2,057	$1,866	$1,778	$1,943	$1,899	$1,746
O&R	127	135	111	147	156	143
Total regulated utility construction expenditures	2,184	2,001	1,889	2,090	2,055	1,889
Competitive energy businesses capital expenditures	10	28	114	119	86	110
Sub-total	2,194	2,029	2,003	2,209	2,141	1,999
Retirement of long-term securities(c)
Con Edison – parent company	4	3	1	1	1	2
CECONY(d)	655	850	—	525	700	475
O&R	3	158	3	3	3	4
Competitive energy businesses	—	—	—	1	1	—
Total retirement of long-term securities	662	1,011	4	530	705	481
Total	$2,856	$3,040	$2,007	$2,739	$2,846	$2,480

(a)	Actual for 2011 and estimates for 2012-2013 include an aggregate $136 million for one-half of the costs of certain smart electric grid projects for which the company is receiving grants from the U.S. Department of Energy for the other half of the projects’ costs under the American Recovery and Reinvestment Act of 2009.
(b)	CECONY’s capital expenditures for environmental protection facilities and related studies were $149 million and $133 million in 2011 and 2010, respectively, and are estimated to be $200 million in 2012.
(c)	For 2009 and 2010, includes long-term securities redeemed in advance of maturity.
(d)	For 2012, includes $224.6 million tax-exempt debt which is subject to mandatory tender by bondholders in November 2012.

The Utilities have an ongoing need for substantial capital investment in order to meet the growth in demand for electricity and gas, and for electric, gas and steam reliability needs.

The estimated capital expenditures for the competitive energy businesses reflect potential investments in renewable generation and energy infrastructure projects and could significantly increase or decrease from the amounts estimated depending on market conditions and opportunities.

Contractual Obligations

The following table summarizes the Companies’ material obligations at December 31, 2011 to make payments pursuant to contracts. Long-term debt, capital lease obligations and other long-term liabilities are included on their balance sheets. Operating leases and electricity purchase agreements (for which undiscounted future annual payments are shown) are described in the notes to the financial statements.

(millions of dollars)	Payments Due by Period
	Total	1 year or less		Years 2 & 3	Years 4 & 5	After 5 years
Long-term debt (Statement of Capitalization)
CECONY	$9,761	$525	(a)	$1,175	$1,000	$7,061
O&R	610	3		7	221	379
Competitive energy businesses and parent	318	2		4	5	307
Interest on long-term debt(b)	8,209	560		1,003	936	5,710
Total long-term debt, including interest	18,898	1,090		2,189	2,162	13,457
Capital lease obligations (Note J)
CECONY	9	6		1	1	1
Total capital lease obligations	9	6		1	1	1
Operating leases (Notes J and Q)
CECONY	237	47		91	22	77
O&R	6	1		1	1	3
Competitive energy businesses	20	2		5	4	9
Total operating leases	263	50		97	27	89
Purchase obligations
Electricity purchase power agreements – Utilities (Note I)
CECONY
Energy(c)	8,259	663		1,438	1,430	4,728
Capacity	2,822	492		924	379	1,027
Total CECONY	11,081	1,155		2,362	1,809	5,755
O&R
Energy and Capacity(c)	168	89		79	—	—
Total electricity and purchase power agreements – Utilities	11,249	1,244		2,441	1,809	5,755
Natural gas supply, transportation, and storage contracts – Utilities(d)
CECONY
Natural gas supply	151	107		44	—	—
Transportation and storage	1,123	220		387	212	304
Total CECONY	1,274	327		431	212	304
O&R
Natural gas supply	14	9		5	—	—
Transportation and storage	209	41		72	39	57
Total O&R	223	50		77	39	57
Total natural gas supply, transportation and storage contracts	1,497	377		508	251	361
Other purchase obligations(e)
CECONY	2,983	1,966		842	148	27
O&R	148	112		31	4	1
Total other purchase obligations	3,131	2,078		873	152	28
Competitive energy businesses commodity and service agreements(f)	159	132		21	2	4
Uncertain income taxes (Note L)
CECONY	53	53		—	—	—
O&R	8	8		—	—	—
Competitive energy businesses and parent	6	6		—	—	—
Total uncertain income taxes	67	67		—	—	—
Total	$35,273	$5,044		$6,130	$4,404	$19,695

(a)	Includes $224.6 million tax-exempt debt which is subject to mandatory tender by bondholders in November 2012.
(b)	Includes interest on variable rate debt calculated at rates in effect at December 31, 2011.
(c)	Included in these amounts is the cost of minimum quantities of energy that the company is obligated to purchase at both fixed and variable prices.
(d)	Included in these amounts is the cost of minimum quantities of natural gas supply, transportation and storage that the Utilities are obligated to purchase at both fixed and variable prices.

(e)	Amounts shown for other purchase obligations, which reflect capital and operations and maintenance costs incurred by the Utilities in running their day-to-day operations, were derived from the Utilities’ purchasing systems as the difference between the amounts authorized and the amounts paid (or vouchered to be paid) for each obligation. For many of these obligations, the Utilities are committed to purchase less than the amount authorized. Payments for the “Other Purchase Obligations” are generally assumed to be made ratably over the term of the obligations. The Utilities believe that unreasonable effort and expense would be involved to modify their purchasing systems to enable them to report their “Other Purchase Obligations” in a different manner.
(f)	Amounts represent commitments to purchase minimum quantities of electric energy and capacity, renewable energy certificates, natural gas, natural gas pipeline capacity, energy efficiency services and construction services entered into by Con Edison’s competitive energy businesses.

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

Capital Resources

Con Edison is a holding company that operates only through its subsidiaries and has no material assets other than its interests in its subsidiaries. Con Edison expects to finance its capital requirements primarily through internally-generated funds and the sale of its securities. The company does not expect to need to issue additional common equity in 2012. Con Edison’s ability to make payments on its external borrowings and dividends on its common shares is also dependent on its receipt of dividends from its subsidiaries or proceeds from the sale of its securities or its interests in its subsidiaries.

For information about restrictions on the payment of dividends by the Utilities and significant debt covenants, see Note C to the financial statements in Item 8.

For information on the Companies’ commercial paper program and revolving credit agreements with banks, see Note D to the financial statements in Item 8.

The Utilities expect to finance their operations, capital requirements and payment of dividends to Con Edison from internally-generated funds (see “Liquidity and Capital Resources – Cash Flows from Operating Activities” in Item 7), contributions of equity capital from Con Edison and external borrowings. The Utilities expect to meet their 2012 external financing requirements, including for maturing securities, through the issuance of up to $750 million of long-term debt.

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

In 2009, the NYSPSC authorized CECONY and O&R to issue up to $4,800 million and $500 million of securities, respectively (of which up to $550 million and $100 million, respectively, may be preferred stock and up to the entire amount authorized may be debt securities). At December 31, 2011, CECONY and O&R had issued $1,470 million and $190 million, respectively, of debt securities pursuant to such authorization. In addition, the NYSPSC has authorized the Utilities to refund outstanding debt securities and preferred stock should the Utilities determine that it is economic to do so.

Con Edison’s competitive energy businesses have financed their operations and capital requirements primarily with capital contributions and borrowings from Con Edison, internally-generated funds and external borrowings.

For each of the Companies, the ratio of earnings to fixed charges (SEC basis) for the last five years was:

	Ratio of Earnings to Fixed Charges
	2007	2008	2009	2010	2011
Con Edison	3.4	3.4	3.0	3.3	3.6
CECONY	3.6	3.3	3.1	3.4	3.8

For each of the Companies, the common equity ratio for the last five years was:

	Common Equity Ratio (Percent of total capitalization)
	2007	2008	2009	2010	2011
Con Edison	53.7	50.7	50.5	50.4	52.5
CECONY	52.3	50.8	50.3	49.9	52.0

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

CECONY has $636 million of tax-exempt debt for which the interest rates are to be determined pursuant to periodic auctions. Of this amount, $391 million is insured by Ambac Assurance Corporation and $245 million is insured by Syncora Guarantee Inc. (formerly XL Capital Assurance Inc.). Credit rating agencies have either downgraded the ratings of these insurers from AAA to lower levels or withdrawn the ratings. Subsequently, there have not been sufficient bids to determine the interest rates pursuant to auctions, and interest rates have been determined by reference to a variable rate index. The weighted average annual interest rate on this tax-exempt debt was 0.20 percent on December 31, 2011. The weighted average interest rate was 0.34 percent, 0.45 percent and 0.80 percent for the years 2011, 2010 and 2009, respectively. Under CECONY’s current gas and steam and (beginning in April 2011) electric rate orders, variations in auction rate debt interest expense are reconciled to the levels set in rates.

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

Based on the most recent data (2009) published by the U.S. Environmental Protection Agency (EPA), Con Edison estimates that its greenhouse gas emissions constitute less than 0.1 percent of the nation’s greenhouse gas emissions. Con Edison’s emissions of greenhouse gases during the past five years (expressed in terms of millions of tons of carbon dioxide equivalent) were:

	2007	2008	2009	2010	2011
CO2 equivalent emissions	5.3	4.6	4.2	4.3	3.7

The 44 percent decrease in Con Edison’s greenhouse gas emissions since 2005 (6.6 million tons) reflects the emission reductions resulting from equipment and repair projects, including projects to reduce sulfur hexafluoride emissions, and increased use of natural gas at CECONY’s steam production facilities. Emissions from electric generation at the Con Edison Development electric generating plants, which were sold in 2008, have been removed from the above data set.

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

Environmental Sustainability

Con Edison seeks to improve the environmental sustainability of its businesses. CECONY is piloting smart grid technologies to demonstrate the interoperability of distributed generation and the exchange of information between customers and utilities. The smart grid will give customers the tools to be smarter consumers of energy and will allow the utility to more quickly identify and isolate problems. The company recycles clean non-hazardous waste materials in more than a dozen categories and recycled more than 54,000 tons of waste in 2011. More than 40 percent of the company’s vehicles are now using alternative-energy technology. New environmentally friendly white roofs are in place at the corporate headquarters and more than 20 other facilities, and others are underway. A white roof reflects sunlight, lowering indoor temperatures on hot days, which reduces the need to cool the building, resulting in fewer carbon dioxide emissions.

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

The information available to CECONY for many of the MGP Sites is incomplete as to the extent of contamination and scope of the remediation likely to be required. Through the end of 2011, investigations have been started for all or portions of all 51 MGP Sites, and have been completed at 31 of the sites. Coal tar and/or other manufactured gas production/storage-related environmental contaminants have been detected at 36 MGP Sites, including locations within Manhattan and other parts of New York City, and in Westchester County. Remediation has been completed at six sites and portions of seven other sites.

Astoria Site

CECONY is permitted by the NYSDEC to operate a hazardous waste storage facility on property the company owns in the Astoria section of Queens, New York. Portions of the property were formerly the location of a manufactured gas plant and also have been used or are being used for, among other things, electric generation operations, electric substation operations, the storage of fuel oil and liquefied natural gas, and the maintenance and storage of electric equipment. As a condition of its NYSDEC permit, the company is required to investigate the property and, where environmental contamination is found and action is necessary, to conduct corrective action to remediate the contamination. The company has investigated various sections of the property and is performing additional investigations. The company has submitted to the NYSDEC and the New York State Department of Health reports identifying the known areas of contamination. The company estimates that its undiscounted potential liability for the completion of the site investigation and cleanup of the known contamination on the property will be at least $44 million.

Arthur Kill Site

Following a September 1998 transformer fire at CECONY’s former Arthur Kill Generating Station, it was determined that oil containing high levels of polychlorinated biphenyls (PCBs) was released to the environment during the incident. The company has completed NYSDEC-approved cleanup programs for the station’s facilities and various soil and pavement areas of the site affected by the PCB release. Pursuant to a July 1999 NYSDEC consent order, the company completed a NYSDEC-approved assessment of the nature and extent of the contamination in the waterfront area of the station. The NYSDEC selected a remediation program for the waterfront area, and the company has implemented it pursuant to an additional consent order entered into during 2005. Field work associated with the waterfront remediation program has been completed and a final engineering report has been submitted to and approved by the NYSDEC. In 2010, the NYSDEC informed the company that additional remediation appeared to be necessary for portions of the upland areas. During 2011, the company completed a NYSDEC-approved investigation of the portions of the upland areas at issue and submitted to the NYSDEC a sampling results report indicating that contamination at levels requiring remediation was not found. In January 2012, the NYSDEC approved the report and indicated that it intends to issue a liability release and no further action letter. The company estimates that its undiscounted potential future liability for site monitoring, maintenance, and reporting to the NYSDEC will be less than $0.2 million.

Flushing Service Center Site

The owner of a former CECONY service center facility in Flushing, New York, informed the company that PCB contamination had been detected on a substantial portion of the property, which the owner remediated pursuant to the New York State Brownfield Cleanup Program administered by the NYSDEC and is redeveloping for residential and commercial use. The property owner’s claim against the company for its environmental response costs for the site has been resolved. In September 2007, the NYSDEC demanded that the company investigate and remediate PCB contamination that may have migrated into the adjacent Flushing River from the site. In April 2008, the company and NYSDEC entered into a consent order under which the company has agreed to implement a NYSDEC-approved investigation program for the Flushing River and, if deemed necessary by the NYSDEC to protect human health and the environment from such contamination, to implement a NYSDEC-approved remediation program for any PCB contamination in the river attributable to the site. In March 2011, the company submitted to

NYSDEC a report indicating that PCBs had migrated from the site to sediment in a portion of the river. In October 2011, the company submitted to the NYSDEC a feasibility study evaluating various remedial alternatives. The NYSDEC has not yet approved that study or selected a remedy. At this time, the company cannot estimate its liability for the cleanup of any PCB contamination that may have migrated to the Flushing River from the site, but such liability may be substantial.

Gowanus Canal

In August 2009, CECONY received a notice of potential liability and request for information from the EPA about the operations of the company and its predecessors at sites adjacent or near the 1.8 mile Gowanus Canal in Brooklyn, New York. The company understands that the EPA also has provided or will provide notices of potential liability and information requests to other parties. In March 2010, the EPA added the Gowanus Canal to its National Priorities List of Superfund sites. The canal’s adjacent waterfront is primarily commercial and industrial, currently consisting of concrete plants, warehouses, and parking lots, and the canal is near several residential neighborhoods. In February 2011, the EPA released a report of its remedial investigation that confirmed there was significant contamination in the Gowanus Canal. In December 2011, the EPA released a draft feasibility study that evaluated remedial alternatives. The company expects that the cost of assessment and remediation of hazardous substances in and around the Gowanus Canal will be substantial. CECONY is unable to predict its exposure to liability with respect to the Gowanus Canal site.

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

The following table lists each of CECONY’s other Superfund sites for which the company anticipates it may have a liability. The table also shows for each such site, its location, the year in which the company was designated or alleged to be a PRP or to otherwise have responsibilities with respect to the site (shown in the table under “Start”), the name of the court or agency in which proceedings with respect to the site are pending and CECONY’s estimated percentage of total liability for each site. The company currently estimates that its potential liability for investigation, remediation, monitoring and environmental damages at each site is less than $0.2 million, with the exception of the Cortese Landfill site, for which the estimate is $1.1 million and the Curcio Scrap Metal site, for which the estimate is $0.3 million. Superfund liability is joint and several. The company’s estimate of its liability for each site was determined pursuant to consent decrees, settlement agreements or otherwise and in light of the financial condition of other PRPs. The company’s actual liability could differ substantially from amounts estimated.

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

Through the end of 2011, O&R has completed remedial investigations at all seven O&R MGP Sites. O&R has completed the remediation at one of its sites and a portion of another. O&R has received NYSDEC’s decision regarding the remedial work to be done at three other sites and the remaining portion of a site where remediation has been completed. Remedial design is ongoing for these sites and remedial construction is planned at one of the sites in 2012. Feasibility studies will be completed for two sites in 2012.

West Nyack Site

In 1991, 1994 and 1997, O&R entered into consent orders with the NYSDEC pursuant to which O&R agreed to conduct a remedial investigation and remediate certain property it owns in West Nyack, New York at which PCBs were discovered. Petroleum contamination related to a leaking underground storage tank was found as well. O&R has completed all remediation at the site that the NYSDEC has required to date. O&R is continuing a supplemental groundwater investigation and on-site vapor intrusion monitoring as required by the NYSDEC. In 2011, NYSDEC initiated the reclassification process to list the site as properly closed but requiring continued management.

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

The following table lists each of O&R’s other Superfund sites for which the company anticipates it may have liability. The table also shows for each such site, its location, the year in which the company was designated or alleged to be a PRP or to otherwise have responsibilities with respect to the site (shown in the table under “Start”), the name of the court or agency in which proceedings with respect to the site are pending and O&R’s estimated percentage of total liability for each site. The company currently estimates that its potential liability for investigation, remediation, monitoring and environmental damages at each site is less than $0.3 million. Superfund liability is joint and several. The company’s estimate of its anticipated share of the total liability for each site was determined pursuant to consent decrees, settlement agreements or otherwise and in light of the financial condition of other PRPs. The company’s actual liability could differ substantially from amounts estimated.

Site	Location	Start	Court or Agency	% of Total Liability
Borne Chemical	Elizabeth, NJ	1997	NJDEP	2.27%
Metal Bank of America	Philadelphia, PA	1993	EPA	4.58%
Ellis Road	Jacksonville, FL	2011	EPA	0.24%

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

Air Quality

Under new source review regulations, an owner of a large generating facility, including CECONY’s steam and steam-electric generating facilities, is required to obtain a permit before making modifications to the facility, other than routine maintenance, repair, or replacement, that increase emissions of pollutants from the facility above specified thresholds. To obtain a permit, the facility owner could be required to install additional pollution controls or otherwise limit emissions from the facility. The company reviews on an on-going basis its planned modifications to its generating facilities to determine the potential applicability of new source review and similar regulations. In December 2011, the company filed its proposed plan to comply with revised New York State nitrogen oxides reasonably available control technology regulations. In 2011, the EPA adopted regulations establishing maximum achievable control technology standards for utility and industrial boilers. The regulations apply to major air emissions sources, including CECONY’s generating facilities. In 2011, the EPA also adopted additional regulations known as the Cross State Air Pollution Rule, which established a new cap and trade program requiring further reductions in air emissions than the prior program (which will remain in effect pending a court-ordered stay of the new program). CECONY’s plans to comply with the regulations include the modification by 2014 of certain of its generating facilities to enable the facilities to increase the use of natural gas, decreasing the use of fuel oil. For information about the company’s generating facilities, see “CECONY – Electric Operations – Electric Facilities” and “Steam Operations – Steam Facilities” above in this Item 1. The company is unable to predict the impact of these regulations on its operations or the additional costs, which could be substantial, it could incur to comply with the regulations.

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

Employees

Con Edison has no employees other than those of CECONY, O&R and Con Edison’s competitive energy businesses (which at December 31, 2011 had 13,605, 1,103 and 308, employees, respectively). Of the 13,605 CECONY employees and 1,103 O&R employees, 8,576 and 647 were represented by a collective bargaining unit, respectively. The collective bargaining agreement covering most of these CECONY employees expires in June 2012. Agreements covering other CECONY employees and O&R employees expire in June 2013 and June 2014, respectively.

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

The Failure of Processes and Systems and the Performance of Employees and Contractors Could Adversely Affect the Companies. The Companies have developed business processes for operations, customer service, legal compliance, personnel, accounting, planning and other matters. Some of the Companies’ information systems and communications systems have been operating for many years, and may become obsolete. The Utilities are implementing new financial and supply chain enterprise resource planning information systems. See Item 9A. The failure of the Companies’ business processes or information or communication systems could adversely affect the Companies’ operations and liquidity and result in substantial liability, higher costs and increased regulatory requirements. The failure by the Companies’ employees or contractors to follow procedures, or their unsafe actions, errors or intentional misconduct, or work stoppages could also adversely affect the Companies. See “Employees” in Item 1 and “Investigations of Vendor Payments” in Note H to the financial statements in Item 8.

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

The Companies Require Access To Capital Markets To Satisfy Funding Requirements. The Utilities estimate that their construction expenditures will exceed $6 billion over the next three years. The Utilities expect to use internally-generated funds, equity contributions from Con Edison and external borrowings to fund the construction expenditures. The competitive energy businesses are evaluating opportunities to invest in renewable generation and energy-related infrastructure projects that would require funds in excess of those produced in the businesses. Con Edison expects to finance its capital requirements primarily through internally generated funds and the sale of its securities. The company does not expect to need to issue additional common equity in 2012. Changes in financial market conditions or in the Companies’ credit ratings could adversely affect their ability to raise new capital and the cost thereof. See “Capital Requirements and Resources” in Item 1.

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

A Cyber Attack Could Adversely Affect the Companies. The Utilities and other operators of critical energy infrastructure may face a heightened risk of cyber attack. In the event of such an attack, the Utilities and the competitive energy businesses could have their operations disrupted, financial and other information systems impaired, property damaged and customer information stolen; experience substantial loss of revenues, response costs and other financial loss; and be subject to increased regulation, litigation and damage to their reputation.

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

CECONY

For a discussion of CECONY’s electric, gas and steam facilities, see “CECONY – Electric Operations – Electric Facilities”, “CECONY – Gas Operations – Gas Facilities”, and “CECONY – Steam Operations – Steam Facilities” in Item 1 (which information is incorporated herein by reference).

O&R

For a discussion of O&R’s electric and gas facilities, see “O&R – Electric Operations – Electric Facilities” and “O&R – Gas Operations – Gas Facilities” in Item 1 (which information is incorporated herein by reference).

Competitive Energy Businesses

For a discussion of the competitive energy businesses’ facilities, see “Competitive Energy Businesses” in Item 1 (which information is incorporated herein by reference).

Item 3: Legal Proceedings

Con Edison

Lease In/Lease Out Transactions

For information about legal proceedings with the IRS with respect to certain tax losses recognized in connection with the company’s lease in/lease out transactions, see Note J to the financial statements in Item 8 (which information is incorporated herein by reference).

Former Con Edison Development Subsidiary Site

In November 2011, Con Edison Development was notified by the Office of the Attorney General of Massachusetts that it is considering filing suit against the company and others for violations of certain laws and regulations in connection with the capping and cover of certain ash treatment basins with an amount of material in excess of that permitted by the Massachusetts

Department of Environmental Protection. The ash treatment basins are located on the electric generating plant site of a subsidiary sold by the company in 2008. The Office of the Attorney General indicated that the suit being considered would seek injunctive relief, civil penalties and certain taxes.

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

Superfund

For information about CECONY Superfund sites, see “Environmental Matters – CECONY – Superfund” in Item 1 (which information is incorporated herein by reference) and Note G to the financial statements in Item 8.

O&R

Asbestos

For information about legal proceedings relating to exposure to asbestos, see Note G to the financial statements in Item 8 (which information is incorporated herein by reference).

Superfund

For information about O&R Superfund sites, see “Environmental Matters – O&R – Superfund” in Item 1 (which information is incorporated herein by reference) and Note G to the financial statements in Item 8.

Item 4: Mine Safety Disclosures

Not applicable.

Executive Officers of the Registrant

The following table sets forth certain information about the executive officers of Con Edison and CECONY as of February 21, 2012. As indicated, certain of the executive officers are executive officers of each of Con Edison and CECONY and others are executive officers of Con Edison or CECONY. The term of office of each officer, is until the next election of directors (trustees) of their company and until his or her successor is chosen and qualifies. Officers are subject to removal at any time by the board of directors (trustees) of their company. Mr. Burke has an employment agreement with Con Edison, which provides for him to serve in his present position through December 31, 2012. The employment agreement provides for automatic one-year extensions of its term, unless notice to the contrary is received six months prior to the end of the term.

Name	Age	Offices and Positions During Past Five Years
Executive Officers of Con Edison and CECONY
Kevin Burke	61	3/06 to present – Chairman of the Board, President and Chief Executive Officer and Director of Con Edison and Chairman, Chief Executive Officer and Trustee of CECONY

Craig S. Ivey	49	12/09 to present – President of CECONY
		8/07 to 9/09 – Senior Vice President – Transmission & Distribution, Dominion Resources, Inc.
		4/06 to 8/07 – Senior Vice President – Electric Distribution, Dominion Resources, Inc.

Robert Hoglund	50	9/05 to present – Senior Vice President and Chief Financial Officer of Con Edison and CECONY
		6/04 to 10/09 – Chief Financial Officer and Controller of O&R

Elizabeth D. Moore	57	5/09 to present – General Counsel of Con Edison and CECONY
		1/95 to 4/09 – Partner, Nixon Peabody LLP

Frances A. Resheske	51	2/02 to present – Senior Vice President – Public Affairs of CECONY

JoAnn Ryan	54	7/06 to present – Senior Vice President – Business Shared Services of CECONY

Luther Tai	63	7/06 to present – Senior Vice President – Enterprise Shared Services of CECONY

Gurudatta Nadkarni	46	1/08 to present – Vice President of Strategic Planning
		8/06 to 12/07 – Managing Director of Growth Initiatives, Duke Energy Corporation

Scott Sanders	48	2/10 to present – Vice President and Treasurer of Con Edison and CECONY
		1/10 to 2/10 – Vice President – Finance
		5/09 to 12/09 – Co-founder and Partner of New Infrastructure Advisors
		5/05 to 1/09 – Managing Director – Investment Banking, Bank of America

Robert Muccilo	55	7/09 to present – Vice President and Controller of Con Edison and CECONY
		11/09 to present – Chief Financial Officer and Controller of O&R
		4/08 to 6/09 – Assistant Controller of CECONY
		8/06 to 3/08 – General Manager – Central Field Services of CECONY
Executive Officers of Con Edison but not CECONY
William G. Longhi	58	2/09 to present – President and Chief Executive Officer of O&R
		12/06 to 1/09 – Senior Vice President – Central Operations
Executive Officers of CECONY but not Con Edison
(All offices and positions listed are with CECONY)
Marilyn Caselli	57	5/05 to present – Senior Vice President – Customer Operations

John McAvoy	51	2/09 to present – Senior Vice President – Central Operations
		12/06 to 1/09 – Vice President – System and Transmission Operations

Claude Trahan	59	5/09 to present – Senior Vice President – Gas Operations
		2/02 to 5/09 – Vice President – Human Resources

John F. Miksad	52	9/05 to present – Senior Vice President – Electric Operations

Part II

Item 5: Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Con Edison

Con Edison’s Common Shares ($.10 par value), the only class of common equity of Con Edison, are traded on the New York Stock Exchange. As of January 31, 2012, there were 58,947 holders of record of Con Edison’s Common Shares.

The market price range for Con Edison’s Common Shares during 2011 and 2010, as reported in the consolidated reporting system, and the dividends paid by Con Edison in 2011 and 2010 were as follows:

	2011			2010
	High	Low	Dividends Paid	High	Low	Dividends Paid
1st Quarter	$50.90	$48.55	$0.60	$46.45	$42.09	$0.595
2nd Quarter	$54.36	$49.80	$0.60	$45.83	$41.52	$0.595
3rd Quarter	$58.79	$49.18	$0.60	$48.94	$42.50	$0.595
4th Quarter	$62.74	$54.72	$0.60	$51.03	$47.51	$0.595

On January 19, 2012, Con Edison’s Board of Directors declared a quarterly dividend of 60 1/2 cents per Common Share. The first quarter 2012 dividend will be paid on March 15, 2012.

Con Edison expects to pay dividends to its shareholders primarily from dividends and other distributions it receives from its subsidiaries. The payment of future dividends, which is subject to approval and declaration by Con Edison’s Board of Directors, will depend on a variety of factors, including business, financial and regulatory considerations. For additional information, see “Dividends” in Note C to the financial statements in Item 8 (which information is incorporated herein by reference).

During 2011, the market price of Con Edison’s Common Shares increased by 25.14 percent (from $49.57 at year-end 2010 to $62.03 at year-end 2011). By comparison, the S&P 500 Index remained unchanged and the S&P Utilities Index increased 14.83 percent. The total return to Con Edison’s common shareholders during 2011, including both price appreciation and reinvestment of dividends, was 30.82 percent. By comparison, the total returns for the S&P 500 Index and the S&P Utilities Index were 2.11 percent and 19.91 percent, respectively. For the five-year period 2007 through 2011 inclusive, Con Edison’s shareholders’ total average annual return was 10.84 percent, compared with total average annual returns for the S&P 500 Index and the S&P Utilities Index of -0.25 percent and 3.71 percent, respectively.

	Years Ending
Company / Index	2006	2007	2008	2009	2010	2011
Consolidated Edison, Inc.	100.00	106.65	89.84	111.31	127.91	167.32
S&P 500 Index	100.00	105.49	66.46	84.05	96.71	98.76
S&P Utilities	100.00	119.38	84.78	94.88	100.06	119.98

Based on $100 invested at December 31, 2006, reinvestment of all dividends in equivalent shares of stock and market price changes on all such shares.

CECONY

The outstanding shares of CECONY’s Common Stock ($2.50 par value), the only class of common equity of CECONY, are held by Con Edison and are not traded.

The dividends declared by CECONY in 2011 and 2010 are shown in its Consolidated Statement of Common Shareholder’s Equity included in Item 8 (which information is incorporated herein by reference). For additional information about the payment of dividends by CECONY, and restrictions thereon, see “Dividends” in Note C to the financial statements in Item 8 (which information is incorporated herein by reference).

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased*	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Appropriate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1, 2011 to October 31, 2011	151,502	$58.28	—	—
November 1, 2011 to November 30, 2011	533,405	58.53	—	—
December 1, 2011 to December 31, 2011	111,336	59.99	—	—
Total	796,243	$58.69	—	—

*	Represents Con Edison common shares purchased in open-market transactions. The number of shares purchased approximated the number of treasury shares used for the company’s employee stock plans.

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

Corporate Overview

Con Edison’s principal business operations are those of the Utilities. Con Edison also has competitive energy businesses. See “The Utilities” and “Competitive Energy Businesses” in Item 1. Certain financial data of Con Edison’s businesses is presented below:

	Twelve months ended December 31, 2011				At December 31, 2011
(millions of dollars, except percentages)	Operating Revenues		Net Income		Assets
CECONY	$10,484	81%	$978	93%	$35,218	90%
O&R	855	7%	53	5%	2,486	6%
Total Utilities	11,339	88%	1,031	98%	37,704	96%
Con Edison Solutions(a)	1,404	11%	20	2%	324	1%
Con Edison Energy(a)	216	2%	9	1%	98	—%
Con Edison Development	10	—%	3	—%	523	1%
Other(b)	(31)	(1)%	(12)	(1)%	565	2%
Total Con Edison	$12,938	100%	$1,051	100%	$39,214	100%

(a)	Net income from the competitive energy businesses for the twelve months ended December 31, 2011 includes $(13) million of net after-tax mark-to-market (losses)/gains (Con Edison Solutions, $(23) million and Con Edison Energy, $10 million).
(b)	Represents inter-company and parent company accounting. See “Results of Operations,” below.

Con Edison’s net income for common stock in 2011 was $1,051 million or $3.59 a share ($3.57 on a diluted basis). Net income for common stock in 2010 and 2009 was $992 million or $3.49 a share ($3.47 on a diluted basis) and $868 million or $3.16 a share ($3.14 on a diluted basis), respectively. See “Results of Operations – Summary,” below. For segment financial information, see Note N to the financial statements in Item 8 and “Results of Operations,” below.

Results of Operations — Summary

Net income for the years ended December 31, 2011, 2010 and 2009 was as follows:

(millions of dollars)	2011	2010	2009
CECONY	$978	$893	$781
O&R	53	49	43
Competitive energy businesses(a)	32	66	59
Other(b)	(12)	(16)	(15)
Con Edison	$1,051	$992	$868

(a)	Includes $(13) million, $11 million and $19 million of net after-tax mark-to-market (losses)/gains in 2011, 2010 and 2009, respectively.
(b)	Consists of inter-company and parent company accounting.

The Companies’ results of operations for 2011, as compared with 2010, reflect changes in the Utilities’ rate plans. These rate plans provide for additional revenues to cover expected increases in certain operations and maintenance expenses, and depreciation and property taxes. The results of operations include the operating results of the competitive energy businesses, including net mark-to-market effects.

Operations and maintenance expenses were higher in 2011 compared with 2010 reflecting primarily higher costs for pension and other postretirement benefits and employee health care. Depreciation and property taxes were higher in 2011 compared with 2010 reflecting primarily higher utility plant balances.

The following table presents the estimated effect on earnings per share and net income for common stock for 2011 as compared with 2010 and 2010 as compared with 2009, resulting from these and other major factors:

	2011 vs. 2010		2010 vs. 2009
	Earnings per Share	Net Income (Millions of Dollars)	Earnings per Share	Net Income (Millions of Dollars)
CECONY
Rate plans, primarily to recover increases in certain costs	$0.84	$237	$1.48	$410
Operations and maintenance expenses	(0.14)	(41)	(0.67)	(184)
Depreciation and property taxes	(0.30)	(86)	(0.41)	(116)
Other (includes dilutive effect of new stock issuances)	(0.20)	(25)	(0.10)	1
Total CECONY	0.20	85	0.30	111
O&R	0.01	4	0.01	6
Competitive energy businesses	(0.13)	(34)	0.02	7
Other, including parent company expenses	0.02	4	—	—
Total variations	$0.10	$59	$0.33	$124

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

In the event that regulatory assets of the Utilities were no longer probable of recovery, as required by the accounting rules for regulated operations, these regulatory assets would be charged to earnings. At December 31, 2011, the regulatory assets for Con Edison and CECONY were $9,501 million and $8,801 million, respectively.

Accounting for Pensions and Other Postretirement Benefits

The Utilities provide pensions and other postretirement benefits to substantially all of their employees and retirees. Con Edison’s competitive energy businesses also provide such benefits to certain of their employees. The Companies account for these benefits in accordance with the accounting rules for retirement benefits. In addition, the Utilities apply the accounting rules for regulated operations to account for the regulatory treatment of these obligations (which, as described in Note B to the financial statements in Item 8, reconciles the amounts reflected in rates for the costs of the benefit to the costs actually incurred). In applying these accounting policies, the Companies have made critical estimates related to actuarial assumptions, including assumptions of expected returns on plan assets, discount rates, health care cost trends and future compensation. See Notes A, E and F to the financial statements in Item 8 for information about the Companies’ pension and other postretirement benefits, the actuarial assumptions, actual performance, amortization of investment and other actuarial gains and losses and calculated plan costs for 2011, 2010 and 2009.

The cost of pension and other postretirement benefits in future periods will depend on actual returns on plan assets, assumptions for future periods, contributions and benefit experience. Con Edison’s and CECONY’s current estimates for 2012 are increases, compared with 2011, in their pension and other postretirement benefits cost of $243 million and $228 million, respectively. The discount rates used to determine 2012 pension and other postretirement benefit accounting costs are 4.70 percent and 4.55 percent, respectively, and the expected return on plan assets (tax-exempt assets for postretirement benefit accounting costs) is 8.00 percent.

The discount rate for determining the present value of future period benefit payments is determined using a model to match the durations of highly-rated (Aa and Aaa, by Moody’s) corporate bonds with the projected stream of benefit payments.

In determining the health care cost trend rate, the Companies review actual recent cost trends and projected future trends.

The following table illustrates the effect on 2012 pension and other postretirement costs of changing the critical actuarial assumptions discussed above, while holding all other actuarial assumptions constant:

(millions of dollars)
Actuarial Assumption	Change in Assumption	Pension	Other Postretirement Benefits	Total
Increase in accounting cost:
Discount rate
Con Edison	(0.25%)	$43	$5	$48
CECONY	(0.25%)	$41	$4	$45
Expected return on plan assets
Con Edison	(0.25%)	$21	$2	$23
CECONY	(0.25%)	$20	$2	$22
Health care trend rate
Con Edison	1.00%	$—	$1	$1
CECONY	1.00%	$—	$(4)	$(4)
Increase in projected benefit obligation:
Discount rate
Con Edison	(0.25%)	$421	$55	$476
CECONY	(0.25%)	$396	$46	$442
Health care trend rate
Con Edison	1.00%	$—	$8	$8
CECONY	1.00%	$—	$(25)	$(25)

A 5.0 percentage point variation in the actual annual return in 2012, as compared with the expected annual asset return of 8.00 percent, would change pension and other postretirement benefit costs for both Con Edison and CECONY by approximately $19 million and $18 million, respectively, in 2013.

Pension benefits are provided through a pension plan maintained by Con Edison to which CECONY, O&R and the competitive energy businesses make contributions for their participating employees. Pension accounting by the Utilities includes an allocation of plan assets.

The Companies’ policy is to fund their pension and other postretirement benefit accounting costs to the extent tax deductible, and for the Utilities, to the extent these costs are recovered under their rate agreements. The Companies were not required to make cash contributions to the pension plan in 2011 under funding regulations and tax laws. However, CECONY and O&R made discretionary contributions to the plan in 2011 of $509 million and $44 million, respectively. In 2012, CECONY and O&R expect to make contributions of $707 million and $52 million, respectively. See “Expected Contributions” in Notes E and F to the financial statements in Item 8.

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

Accounting for Long-Lived Assets

The accounting rules for property, plant and equipment require that certain long-lived assets must be tested for recoverability whenever events or changes in circumstances indicate their carrying amounts may not be recoverable. The carrying amount of a long-lived asset is deemed not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Under the accounting rules, an impairment loss is recognized if the carrying amount is not recoverable from such cash flows, and exceeds its fair value, which approximates market value.

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

Goodwill was $429 million at December 31, 2011. The most recent test, which was performed during 2011, did not require any second-step assessment and did not result in any impairment. The company’s most significant assumptions surrounding the goodwill impairment test relate to the estimates of reporting unit fair values. The company estimated fair values based primarily on discounted cash flows and on market values for a proxy group of companies.

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

Where the Companies are required to make mark-to-market estimates pursuant to the accounting rules, the estimates of gains and losses at a particular period end do not reflect the end results of particular transactions, and will most likely not reflect the actual gain or loss at the conclusion of a transaction. Substantially all of the estimated gains or losses are based on prices supplied by external sources such as the fair value of exchange-traded futures and options and the fair value of positions for which price quotations are available through or derived from brokers or other market sources.

Accounting for Leases

The Companies apply the accounting rules for leases and other related pronouncements to their leasing transactions. See Note J to the financial statements in Item 8 for information about Con Edison Development’s “Lease In/Lease Out” or LILO transactions, a disallowance of tax losses by the IRS and the appeal by the IRS of a favorable court decision in the company’s litigation with the IRS. In accordance with the accounting rules, Con Edison accounted for the two LILO transactions as leveraged leases. Accordingly, the company’s investment in these leases, net of non-recourse debt, is carried as a single amount in Con Edison’s consolidated balance sheet and income is recognized pursuant to a method that incorporates a level rate of return for those years when net investment in the lease is positive, based upon the after-tax cash flows projected at the inception of the leveraged leases.

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

Each of the Companies believes that it will be able to meet its reasonably likely short-term and long-term cash requirements. See “The Companies Require Access to Capital Markets to Satisfy Funding Requirements” and “The Companies Also Face Other Risks That Are Beyond Their Control” in Item 1A, “Application of Critical Accounting Policies – Accounting for Contingencies,” above, and “Utility Regulation” in Item 1.

Changes in the Companies’ cash and temporary cash investments resulting from operating, investing and financing activities for the years ended December 31, 2011, 2010 and 2009 are summarized as follows:

Con Edison

(millions of dollars)	2011	2010	Variance 2011 vs. 2010	2009	Variance 2010 vs. 2009
Operating activities	$3,137	$2,381	$756	$2,466	$(85)
Investing activities	(2,150)	(2,175)	25	(2,360)	185
Financing activities	(677)	(128)	(549)	80	(208)
Net change	310	78	232	186	(108)
Balance at beginning of period	338	260	78	74	186
Balance at end of period	$648	$338	$310	$260	$78

CECONY

(millions of dollars)	2011	2010	Variance 2011 vs. 2010	2009	Variance 2010 vs. 2009
Operating activities	$2,933	$2,205	$728	$2,222	$(17)
Investing activities	(1,947)	(1,998)	51	(2,108)	110
Financing activities	(692)	(260)	(432)	(20)	(240)
Net change	294	(53)	347	94	(147)
Balance at beginning of period	78	131	(53)	37	94
Balance at end of period	$372	$78	$294	$131	$(53)

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

The Companies’ cash flows from operating activities also reflect the timing of the deduction for income tax purposes of their construction expenditures. Cash paid by Con Edison for income taxes, net of any refunds received was $(236) million, $(25) million and $5 million in 2011, 2010 and 2009, respectively (including $(198) million, $(18) million and $18 million for CECONY in 2011, 2010 and 2009, respectively). For 2011, 2010 and 2009, the Companies had no current federal income tax liability as a result of, among other things, the bonus depreciation provisions of the American Recovery and Reinvestment Act of 2009, the Small Business Jobs Act of 2010 and the Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010. In addition, the company changed its method of determining the timing of deductions of certain repairs to utility plant. See Note L to the financial statements in Item 8.

Net income is the result of cash and non-cash (or accrual) transactions. Only cash transactions affect the Companies’ cash flows from operating activities. Principal non-cash charges include depreciation, deferred income tax expense and net derivative losses. Principal non-cash credits include amortizations of certain net regulatory liabilities. Non-cash charges or credits may also be accrued under the revenue decoupling and cost reconciliation mechanisms in the Utilities’ electric and gas rate plans in New York. See “Rate Agreements – CECONY– Electric and Gas and O&R – Electric and Gas” in Note B to the financial statements in Item 8.

Net cash flows from operating activities in 2011 for Con Edison and CECONY were $756 million and $728 million higher, respectively, than in 2010. The increases in net cash flows reflect primarily lower estimated income tax payments, net of refunds received in 2011 ($211 million for Con Edison and $180 million for CECONY), lower cash collateral held by brokers and counterparties at the end of 2011, generally reflecting lower hedged volume and smaller decreases in commodity prices for derivative transactions ($82 million for Con Edison and $74 million for CECONY) and recoveries received in 2011 for costs incurred relating to the World Trade Center attack ($150 million).

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

Cash Flows Used in Investing Activities

Net cash flows used in investing activities for Con Edison and CECONY were $25 million and $51 million lower, respectively, in 2011 than in 2010. The decrease reflects primarily decreased utility construction expenditures in 2011, offset in part for Con Edison by higher construction expenditures at Con Edison Development.

Net cash flows used in investing activities for Con Edison and CECONY were $185 million and $110 million lower, respectively, in 2010 than in 2009. The decrease reflects primarily decreased construction expenditures in 2010, offset in part for CECONY by repayment of loans by O&R to CECONY in 2009. See Note S to the financial statements in Item 8.

Cash Flows from Financing Activities

Net cash flows from financing activities in 2011 for Con Edison and CECONY were $549 million and $432 million lower, respectively, than in 2010. In 2010, cash flows from financing activities for Con Edison and CECONY were $208 million and $240 million lower, respectively, than in 2009.

Con Edison’s cash flows from financing activities for the years ended December 31, 2010 and 2009, reflect the issuance through public offerings of 6.3 million and 5.0 million Con Edison common shares resulting in net proceeds of $305 million and $213 million, respectively. The proceeds from these offerings were invested by Con Edison in CECONY.

Cash flows from financing activities for 2011, 2010 and 2009 also reflect the issuance of Con Edison common shares through its dividend reinvestment and employee stock plans (2011: 1.3 million shares for $31 million, 2010: 4.2 million shares for $133 million, 2009: 2.4 million shares for $68 million). In addition, as a result of the stock plan issuances, cash used to pay common stock dividends was reduced by $10 million in 2011 and $48 million in 2010 and 2009, respectively. The number of shares issued through, and cash flows relating to, the plans in 2011, as compared with 2010 and 2009, reflect the purchase in 2011 of shares in open-market transactions in connection with the plans.

The Companies had no issuances of long-term debt in 2011. Net cash flows from financing activities during the years ended December 31, 2010 and 2009 also reflect the following CECONY transactions:

2010

•	Issued $350 million 4.45 percent 10-year debentures and $350 million 5.70 percent 30-year debentures;

•	Redeemed at maturity $325 million 8.125 percent 10-year debentures and $300 million 7.50 percent 10-year debentures; and

•

Issued $224.6 million of 1.45 percent, tax-exempt debt (subject to mandatory tender in 2012); the proceeds of which were used to refund 4.70 percent tax-exempt debt (that was also subject to redemption in 2012).

2009

•

Issued $275 million 5.55 percent 5-year debentures, $475 million 6.65 percent 10-year debentures and $600 million 5.50 percent 30-year debentures, the proceeds of which were used to redeem in advance of maturity $105 million 7.10 percent debentures and $75 million 6.90 percent debentures due 2028, to repay short-term borrowings and for other general corporate purposes; and

•	Redeemed at maturity $275 million 4.70 percent 5-year debentures and $200 million 7.15 percent 10-year debentures.

Con Edison’s net cash flows from financing activities also reflect the following O&R transactions:

2010

•	Issued $115 million 5.50 percent 30-year debentures;

•	Redeemed in advance of maturity $45 million 7.00 percent 30-year debentures due 2029;

•	Issued $55 million 2.50 percent 5-year debentures; the proceeds of which were used to purchase and cancel $55 million variable rate, tax-exempt debt that was due in 2014; and

•	Redeemed at maturity $55 million 7.50 percent 10-year debentures.

2009

•

Issued $60 million 4.96 percent 10-year debentures and $60 million 6.00 percent 30-year debentures, the proceeds of which were used to redeem (in January 2010) $45 million 7.00 percent debentures due 2029, to repay short-term debt and for other general corporate purposes.

Cash flows from financing activities of the Companies also reflect commercial paper issuance. The commercial paper amounts outstanding at December 31, 2011, 2010 and 2009 and the average daily balances for 2011, 2010 and 2009 for Con Edison and CECONY were as follows:

	2011		2010		2009
(millions of dollars, except weighted average yield)	Outstanding at December 31	Daily average	Outstanding at December 31	Daily average	Outstanding at December 31	Daily average
Con Edison	$—	$83	$—	$370	$—	$277
CECONY	$—	$83	$—	$352	$—	$169
Weighted average yield	—%	0.3%	—%	0.4%	—%	0.4%

Common stock issuances and external borrowings are sources of liquidity that could be affected by changes in credit ratings, financial performance and capital market conditions. For information about the Companies’ credit ratings and certain financial ratios, see “Capital Requirements and Resources” in Item 1.

Other Changes in Assets and Liabilities

The following table shows changes in certain assets and liabilities at December 31, 2011, compared with December 31, 2010.

(millions of dollars)	Con Edison 2011 vs. 2010 Variance	CECONY 2011 vs. 2010 Variance
Assets
Regulatory asset – Unrecognized pension and other postretirement costs	$1,481	$1,402
Prepayments	(196)	3
Accounts receivable from affiliated companies	—	(219)
Liabilities
Pension and retiree benefits	1,548	1,437
Deferred income taxes and investment tax credits	794	719

Regulatory Asset for Unrecognized Pension and Other Postretirement Costs and Noncurrent Liability for Pension and Retiree Benefits

The increase in the regulatory asset for unrecognized pension and other postretirement costs and the noncurrent liability for pension and retiree benefits reflects the actuarial valuation of the pension and other retiree benefit plans as measured at December 31, 2011 in accordance with the accounting rules for retirement benefits. The increase in the regulatory asset is offset in part by the year’s amortization of accounting costs. The increase in the noncurrent liability for pension and retiree benefits is offset in part by contributions to the plans made by the Utilities in 2011. See Notes B, E and F to the financial statements in Item 8.

Prepayments and Accounts Receivable from Affiliated Companies

The decrease in prepayments for Con Edison and in accounts receivable from affiliated companies for CECONY, reflects income tax refunds received in 2011 for estimated federal income tax payments made by the companies in 2010. These payments were made prior to the determination that the company had no current federal income tax liability for 2010. See “Cash Flows from Operating Activities,” above and Note L to the financial statements in Item 8.

Deferred Income Taxes and Investment Tax Credits

The increase in the liability for deferred income taxes and investment tax credits reflects the timing of the deduction of expenditures for utility plant that resulted in amounts being collected from customers to pay income taxes in advance of when the income tax payments will be made. See “Cash Flows from Operating Activities,” above.

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

Interest Rate Risk

The interest rate risk relates primarily to variable rate debt and to new debt financing needed to fund capital requirements, including the construction expenditures of the Utilities and maturing debt securities. Con Edison and its businesses manage interest rate risk through the issuance of mostly fixed-rate debt with varying maturities and through opportunistic refinancing of debt. Con Edison and CECONY estimate that at December 31, 2011, a 10 percent variation in interest rates applicable to its variable rate debt would not result in a material change in annual interest expense. Under CECONY’s current gas, steam and electric rate plans, variations in actual long-term debt interest rates are reconciled to levels reflected in rates. Under O&R’s current New York rate plans, variations in actual interest expense are reconciled to the level set in rates.

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

Con Edison estimates that, as of December 31, 2011, a 10 percent decline in market prices would result in a decline in fair value of $59 million for the derivative instruments used by the Utilities to hedge purchases of electricity and gas, of which $48 million is for CECONY and $11 million is for O&R. Con Edison expects that any such change in fair value would be largely offset by directionally opposite changes in the cost of the electricity and gas purchased. In accordance with provisions approved by state regulators, the Utilities generally recover from customers the costs they incur for energy purchased for their customers, including gains and losses on certain derivative instruments used to hedge energy purchased and related costs. See “Recoverable Energy Costs” in Note A to the financial statements in Item 8.

Con Edison’s competitive energy businesses use a value-at-risk (VaR) model to assess the market risk of their electricity and gas commodity fixed-price purchase and sales commitments, physical forward contracts and commodity derivative instruments. VaR represents the potential change in fair value of instruments or the portfolio due to changes in market factors, for a specified time period and confidence level. These businesses estimate VaR across their electricity and natural gas commodity businesses using a delta-normal variance/covariance model with a 95 percent confidence level. Since the VaR calculation involves complex methodologies and estimates and assumptions that are based on past experience, it is not necessarily indicative of future results. VaR for transactions associated with hedges on generating assets and commodity contracts, assuming a one-day holding period, for the years ended December 31, 2011, and 2010, respectively, was as follows:

95% Confidence Level, One-Day Holding Period	2011	2010
	(millions of dollars)
Average for the period	$1	$1
High	1	1
Low	—	—
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

The Utilities had $13 million of credit exposure in connection with energy supply and hedging activities, net of collateral, at December 31, 2011, which was primarily with commodity exchange brokers.

Con Edison’s competitive energy businesses had $106 million of credit exposure in connection with energy supply and hedging activities, net of collateral, at December 31, 2011, of which $45 million was with investment grade counterparties, $25 million was with commodity exchange brokers, $33 million was with independent system operators and $3 million was with non-investment grade counterparties.

Investment Risk

The Companies’ investment risk relates to the investment of plan assets for their pension and other postretirement benefit plans. See “Application of Critical Accounting Policies – Accounting for Pensions and Other Postretirement Benefits,” above. The Companies’ current investment policy for pension plan assets includes investment targets of 60 percent equities and 40 percent fixed income and other securities. At December 31, 2011, the pension plan investments consisted of 61 percent equity and 39 percent fixed income and other securities.

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

Con Edison’s principal business segments are CECONY’s regulated utility activities, O&R’s regulated utility activities and Con Edison’s competitive energy businesses. CECONY’s principal business segments are its regulated electric, gas and steam utility activities. A discussion of the results of operations by principal business segment for the years ended December 31, 2011, 2010 and 2009 follows. For additional business segment financial information, see Note N to the financial statements in Item 8.

Year Ended December 31, 2011 Compared with Year Ended December 31, 2010

The Companies’ results of operations (which were discussed above under “Results of Operations – Summary”) in 2011 compared with 2010 were:

	CECONY		O&R		Competitive Energy Businesses and Other(a)		Con Edison(b)
(millions of dollars)	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent
Operating revenues	$(89)	(0.8)%	$(55)	(6.0)%	$(243)	(13.2)%	$(387)	(2.9)%
Purchased power	(370)	(13.8)	(68)	(20.3)	(208)	(13.0)	(646)	(14.0)
Fuel	(46)	(10.0)	N/A	N/A	—	—	(46)	(10.0)
Gas purchased for resale	(56)	(9.8)	(12)	(12.1)	7	70.0	(61)	(8.9)
Operating revenues less purchased power, fuel and gas purchased for resale (net revenues)	383	5.6	25	5.3	(42)	(17.7)	366	4.8
Other operations and maintenance	68	2.7	9	3.3	4	3.3	81	2.8
Depreciation and amortization	42	5.3	4	9.1	(2)	(22.2)	44	5.2
Taxes, other than income taxes	112	6.8	6	12.2	4	22.2	122	7.1
Operating income	161	8.4	6	5.6	(48)	(53.3)	119	5.6
Other income less deductions	(28)	Large	2	Large	3	25.0	(23)	(57.5)
Net interest expense	(15)	(2.7)	(1)	(2.9)	1	4.0	(15)	(2.5)
Income before income tax expense	148	10.6	9	12.0	(46)	(59.7)	111	7.2
Income tax expense	63	12.7	5	19.2	(16)	(59.3)	52	9.5
Net income for common stock	$85	9.5%	$4	8.2%	$(30)	(60.0)%	$59	5.9%

(a)	Includes inter-company and parent company accounting.
(b)	Represents the consolidated financial results of Con Edison and its businesses.

CECONY

	Twelve Months Ended December 31, 2011				Twelve Months Ended December 31, 2010
(millions of dollars)	Electric	Gas	Steam	2011 Total	Electric	Gas	Steam	2010 Total	2011-2010 Variation
Operating revenues	$8,280	$1,521	$683	$10,484	$8,376	$1,541	$656	$10,573	$(89)
Purchased power	2,260	—	53	2,313	2,629	—	54	2,683	(370)
Fuel	199	—	213	412	256	—	202	458	(46)
Gas purchased for resale	—	518	—	518	—	574	—	574	(56)
Net revenues	5,821	1,003	417	7,241	5,491	967	400	6,858	383
Operations and maintenance	2,041	366	154	2,561	1,963	346	184	2,493	68
Depreciation and amortization	656	110	63	829	623	102	62	787	42
Taxes, other than income taxes	1,429	232	107	1,768	1,356	209	91	1,656	112
Operating income	$1,695	$295	$93	$2,083	$1,549	$310	$63	$1,922	$161

Electric

CECONY’s results of electric operations for the year ended December 31, 2011 compared with the year ended December 31, 2010 is as follows:

	Twelve Months Ended
(millions of dollars)	December 31, 2011	December 31, 2010	Variation
Operating revenues	$8,280	$8,376	$(96)
Purchased power	2,260	2,629	(369)
Fuel	199	256	(57)
Net revenues	5,821	5,491	330
Operations and maintenance	2,041	1,963	78
Depreciation and amortization	656	623	33
Taxes, other than income taxes	1,429	1,356	73
Electric operating income	$1,695	$1,549	$146

CECONY’s electric sales and deliveries, excluding off-system sales, in 2011 compared with 2010 were:

	Millions of kWhs Delivered				Revenues in Millions
	Twelve Months Ended				Twelve Months Ended
Description	December 31, 2011	December 31, 2010	Variation	Percent Variation	December 31, 2011	December 31, 2010	Variation	Percent Variation
Residential/Religious(a)	11,404	11,518	(114)	(1.0)%	$2,918	$2,977	$(59)	(2.0)%
Commercial/Industrial	11,148	12,559	(1,411)	(11.2)	2,304	2,557	(253)	(9.9)
Retail access customers	24,234	23,098	1,136	4.9	2,354	2,123	231	10.9
NYPA, Municipal Agency and other sales	11,040	11,518	(478)	(4.2)	592	550	42	7.6
Other operating revenues	—	—	—	—	112	169	(57)	(33.7)
Total	57,826	58,693	(867)	(1.5)%	$8,280	$8,376	$(96)	(1.1)%

(a)	“Residential/Religious” generally includes single-family dwellings, individual apartments in multi-family dwellings, religious organizations and certain other not-for-profit organizations.

CECONY’s electric operating revenues decreased $96 million in 2011 compared with 2010 due primarily to lower purchased power ($369 million) and fuel costs ($57 million), offset by higher revenues from the electric rate plan ($330 million, which reflects among other things, reconciliations of costs for municipal infrastructure support and capital expenditures ($10 million)). CECONY’s revenues from electric sales are subject to a revenue decoupling mechanism, as a result of which delivery revenues generally are not affected by changes in delivery volumes from levels assumed when rates were approved. Other electric operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the revenue decoupling mechanism and other provisions of the company’s rate plans. See Note B to the financial statements in Item 8.

Electric delivery volumes in CECONY’s service area decreased 1.5 percent in 2011 compared with 2010. After adjusting for variations, principally weather and billing days, electric delivery volumes in CECONY’s service area decreased 1.1 percent in 2011 compared with 2010.

CECONY’s electric purchased power costs decreased $369 million in 2011 compared with 2010 due to a decrease in unit costs ($258 million) and purchased volumes ($111 million). Electric fuel costs decreased $57 million in 2011 compared with 2010 due to lower sendout volumes from the company’s electric generating facilities ($39 million) and lower unit costs ($18 million).

CECONY’s electric operating income increased $146 million in 2011 compared with 2010. The increase reflects primarily higher net revenues ($330 million, due primarily to the electric rate plan). The higher net revenues were offset by higher operations and maintenance costs ($78 million), due primarily to higher pension expense ($99 million) and employees’ health care costs ($16 million), offset in part by lower regulatory assessments and fees ($52 million). In addition, net revenues were offset by higher taxes other than income taxes ($73 million, principally property taxes) and depreciation and amortization ($33 million). Most of the operating expenses attributable to major storms in 2011 and 2010 were deferred as a regulatory asset. See “Regulatory Assets and Liabilities” in Note B to the financial statements.

Gas

CECONY’s results of gas operations for the year ended December 31, 2011 compared with the year ended December 31, 2010 is as follows:

	Twelve Months Ended
(millions of dollars)	December 31, 2011	December 31, 2010	Variation
Operating revenues	$1,521	$1,541	$(20)
Gas purchased for resale	518	574	(56)
Net revenues	1,003	967	36
Operations and maintenance	366	346	20
Depreciation and amortization	110	102	8
Taxes, other than income taxes	232	209	23
Gas operating income	$295	$310	$(15)

CECONY’s gas sales and deliveries, excluding off-system sales, in 2011 compared with 2010 were:

	Thousands of dths Delivered				Revenues in Millions
	Twelve Months Ended				Twelve Months Ended
Description	December 31, 2011	December 31, 2010	Variation	Percent Variation	December 31, 2011	December 31, 2010	Variation	Percent Variation
Residential	38,160	37,963	197	0.5%	$704	$733	$(29)	(4.0)%
General	26,536	25,629	907	3.5	344	366	(22)	(6.0)
Firm transportation	54,291	51,859	2,432	4.7	356	347	9	2.6
Total firm sales and transportation	118,987	115,451	3,536	3.1	1,404	1,446	(42)	(2.9)
Interruptible sales(a)	10,035	8,521	1,514	17.8	75	60	15	25.0
NYPA	34,893	24,890	10,003	40.2	2	2	—	—
Generation plants	75,207	78,880	(3,673)	(4.7)	32	36	(4)	(11.1)
Other	21,956	20,786	1,170	5.6	52	51	1	2.0
Other operating revenues	—	—	—	—	(44)	(54)	10	18.5
Total	261,078	248,528	12,550	5.0%	$1,521	$1,541	$(20)	(1.3)%

(a)	Includes 3,801 and 3,385 thousands of dths for 2011 and 2010, respectively, which are also reflected in firm transportation and other.

CECONY’s gas operating revenues decreased $20 million in 2011 compared with 2010 due primarily to a decrease in gas purchased for resale costs ($56 million), offset in part by the gas rate plans ($41 million). CECONY’s revenues from gas sales are subject to a weather normalization clause and a revenue decoupling mechanism as a result of which delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved. Other gas operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s rate plans. See Note B to the financial statements in Item 8.

CECONY’s sales and transportation volumes for firm customers increased 3.1 percent in 2011 compared with 2010. After adjusting for variations, principally weather and billing days, firm gas sales and transportation volumes in the company’s service area increased 2.1 percent in 2011.

CECONY’s purchased gas cost decreased $56 million in 2011 compared with 2010 due to lower unit costs ($39 million) and sendout volumes ($17 million).

CECONY’s gas operating income decreased $15 million in 2011 compared with 2010. The decrease reflects primarily higher taxes other than income taxes ($23 million, principally property taxes), operations and maintenance expense ($20 million, due primarily to higher pension expense ($18 million)) and depreciation ($8 million), offset by higher net revenues ($36 million).

Steam

CECONY’s results of steam operations for the year ended December 31, 2011 compared with the year ended December 31, 2010 is as follows:

	Twelve Months Ended
(millions of dollars)	December 31, 2011	December 31, 2010	Variation
Operating revenues	$683	$656	$27
Purchased power	53	54	(1)
Fuel	213	202	11
Net revenues	417	400	17
Operations and maintenance	154	184	(30)
Depreciation and amortization	63	62	1
Taxes, other than income taxes	107	91	16
Steam operating income	$93	$63	$30

CECONY’s steam sales and deliveries in 2011 compared with 2010 were:

	Millions of Pounds Delivered				Revenues in Millions
	Twelve Months Ended				Twelve Months Ended
Description	December 31, 2011	December 31, 2010	Variation	Percent Variation	December 31, 2011	December 31, 2010	Variation	Percent Variation
General	519	515	4	0.8%	$28	$25	$3	12.0%
Apartment house	5,779	5,748	31	0.5	175	158	17	10.8
Annual power	16,024	16,767	(743)	(4.4)	487	457	30	6.6
Other operating revenues	—	—	—	—	(7)	16	(23)	Large
Total	22,322	23,030	(708)	(3.1)%	$683	$656	$27	4.1%

CECONY’s steam operating revenues increased $27 million in 2011 compared with 2010 due primarily to the net change in rates under the steam rate plan ($21 million). Other steam operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s rate plans. See Note B to the financial statements in Item 8.

Steam sales and delivery volumes decreased 3.1 percent in 2011 compared with 2010. After adjusting for variations, principally weather and billing days, steam sales and deliveries decreased 2.8 percent in 2011, reflecting the impact of lower customer usage during the summer season.

CECONY’s steam fuel costs increased $11 million in 2011 compared with 2010 due to higher unit costs ($26 million), offset by lower sendout volumes ($15 million). Steam purchased power costs decreased $1 million in 2011 compared with 2010 due to a decrease in unit costs ($6 million), offset by an increase in purchased volumes ($5 million).

Steam operating income increased $30 million in 2011 compared with 2010. The increase reflects primarily higher net revenues ($17 million) and lower operations and maintenance expense ($30 million, due primarily to lower pension expense ($17 million), production expense ($8 million) and costs for injuries and damages ($2 million)), offset by higher taxes other than income taxes ($16 million, principally property taxes) and depreciation ($1 million).

Taxes Other Than Income Taxes

At over $1.7 billion, taxes other than income taxes remain one of CECONY’s largest operating expenses. The principal components of, and variations in, taxes other than income taxes were:

(millions of dollars)	2011		2010		Increase/ (Decrease)
Property taxes	$1,372		$1,271		$101	(a)
State and local taxes related to revenue receipts	318		315		3
Payroll taxes	68		65		3
Other taxes	10		5		5
Total	$1,768	(b)	$1,656	(b)	$112

(a)	Property taxes increased $101 million reflecting primarily higher capital investments.
(b)	Including sales tax on customers’ bills, total taxes other than income taxes, billed to customers in 2011 and 2010 were $2,227 million and $2,122 million, respectively.

Income Taxes

Income taxes increased $63 million in 2011 compared with 2010 due primarily to higher income in 2011.

Other Income (Deductions)

Other income (deductions) decreased $28 million in 2011 compared with 2010 due primarily to lower financing charges on changes in World Trade Center regulatory assets and liabilities ($16 million) and lower allowance for equity funds used during construction ($5 million). See “Cash Flows from Operating Activities,” above and “Regulatory Assets and Liabilities” in Note B to the financial statements in Item 8.

Net Interest Expense

Net interest expense decreased $15 million in 2011 compared with 2010 due primarily to lower interest rates on long-term debt in 2011.

O&R

	Twelve Months Ended December 31, 2011			Twelve Months Ended December 31, 2010
(millions of dollars)	Electric	Gas	2011 Total	Electric	Gas	2010 Total	2011-2010 Variation
Operating revenues	$641	$214	$855	$692	$218	$910	$(55)
Purchased power	267	—	267	335	—	335	(68)
Gas purchased for resale	—	87	87	—	99	99	(12)
Net revenues	374	127	501	357	119	476	25
Operations and maintenance	218	66	284	216	59	275	9
Depreciation and amortization	35	13	48	32	12	44	4
Taxes, other than income taxes	40	15	55	35	14	49	6
Operating income	$81	$33	$114	$74	$34	$108	$6

Electric

O&R’s results of electric operations for the year ended December 31, 2011 compared with the year ended December 31, 2010 is as follows:

	Twelve Months Ended
(millions of dollars)	December 31, 2011	December 31, 2010	Variation
Operating revenues	$641	$692	$(51)
Purchased power	267	335	(68)
Net revenues	374	357	17
Operations and maintenance	218	216	2
Depreciation and amortization	35	32	3
Taxes, other than income taxes	40	35	5
Electric operating income	$81	$74	$7

O&R’s electric sales and deliveries, excluding off-system sales, in 2011 compared with 2010 were:

	Millions of kWhs Delivered				Revenues in Millions
	Twelve Months Ended				Twelve Months Ended
Description	December 31, 2011	December 31, 2010	Variation	Percent Variation	December 31, 2011	December 31, 2010	Variation	Percent Variation
Residential/Religious(a)	1,750	1,893	(143)	(7.6)%	$314	$347	$(33)	(9.5)%
Commercial/Industrial	1,168	1,495	(327)	(21.9)	161	211	(50)	(23.7)
Retail access customers	2,760	2,330	430	18.5	157	132	25	18.9
Public authorities	111	110	1	0.9	11	12	(1)	(8.3)
Other operating revenues	—	—	—	—	(2)	(10)	8	80.0
Total	5,789	5,828	(39)	(0.7)%	$641	$692	$(51)	(7.4)%

(a)	“Residential/Religious” generally includes single-family dwellings, individual apartments in multi-family dwellings, religious organizations and certain other not-for-profit organizations.

O&R’s electric operating revenues decreased $51 million in 2011 compared with 2010 due primarily to lower purchased power costs ($68 million), offset in part by the New York electric rate plan ($20 million). O&R’s New York electric delivery revenues are subject to a revenue decoupling mechanism, as a result of which delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved. O&R’s electric sales in New Jersey and Pennsylvania are not subject to a decoupling mechanism, and as a result, changes in such volumes do impact revenues. Other electric operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s electric rate plan. See Note B to the financial statements in Item 8.

Electric delivery volumes in O&R’s service area decreased 0.7 percent in 2011 compared with 2010. After adjusting for weather and other variations, electric delivery volumes in O&R’s service area increased 0.3 percent in 2011 compared with 2010.

Electric operating income increased $7 million in 2011 compared with 2010. The increase reflects primarily higher net revenues ($17 million), offset by higher taxes other than income taxes ($5 million, principally property taxes), depreciation ($3 million) and operations and maintenance expense ($2 million). Most of the operating expenses attributable to major storms in 2011 and 2010 were deferred as a regulatory asset.

Gas

O&R’s results of gas operations for the year ended December 31, 2011 compared with the year ended December 31, 2010 is as follows:

	Twelve Months Ended
(millions of dollars)	December 31, 2011	December 31, 2010	Variation
Operating revenues	$214	$218	$(4)
Gas purchased for resale	87	99	(12)
Net revenues	127	119	8
Operations and maintenance	66	59	7
Depreciation and amortization	13	12	1
Taxes, other than income taxes	15	14	1
Gas operating income	$33	$34	$(1)

O&R’s gas sales and deliveries, excluding off-system sales, in 2011 compared with 2010 were:

	Thousands of dths Delivered				Revenues in Millions
	Twelve Months Ended				Twelve Months Ended
Description	December 31, 2011	December 31, 2010	Variation	Percent Variation	December 31, 2011	December 31, 2010	Variation	Percent Variation
Residential	7,024	7,336	(312)	(4.3)%	$104	$111	$(7)	(6.3)%
General	1,360	1,436	(76)	(5.3)	18	20	(2)	(10.0)
Firm transportation	10,823	10,692	131	1.2	71	65	6	9.2
Total firm sales and transportation	19,207	19,464	(257)	(1.3)	193	196	(3)	(1.5)
Interruptible sales	4,184	4,497	(313)	(7.0)	4	9	(5)	(55.6)
Generation plants	1,109	691	418	60.5	1	—	1	Large
Other	864	840	24	2.9	—	—	—	—
Other gas revenues	—	—	—	—	16	13	3	23.1
Total	25,364	25,492	(128)	(0.5)%	$214	$218	$(4)	(1.8)%

O&R’s gas operating revenues decreased $4 million in 2011 compared with 2010 due primarily to the decrease in gas purchased for resale in 2011 ($12 million), offset in part by the gas rate plan.

Sales and transportation volumes for firm customers decreased 1.3 percent in 2011 compared with 2010. After adjusting for weather and other variations, total firm sales and transportation volumes decreased 1.8 percent in 2011 compared with 2010. O&R’s New York revenues from gas sales are subject to a weather normalization clause that moderates, but does not eliminate, the effect of weather-related changes on net income.

Gas operating income decreased $1 million in 2011 compared with 2010. The decrease reflects primarily higher operations and maintenance costs ($7 million, due primarily to higher pension expense ($4 million)), taxes other than income taxes ($1 million, principally property taxes) and depreciation ($1 million), offset by higher net revenues ($8 million).

Taxes Other Than Income Taxes

Taxes, other than income taxes, increased $6 million in 2011 compared with 2010. The principal components of taxes, other than income taxes, were:

(millions of dollars)	2011		2010		Increase/ (Decrease)
Property taxes	$35		$29		$6
State and local taxes related to revenue receipts	14		14		—
Payroll taxes	6		6		—
Total	$55	(a)	$49	(a)	$6

(a)	Including sales tax on customers’ bills, total taxes other than income taxes, billed to customers in 2011 and 2010 were $83 million and $78 million, respectively.

Income Taxes

Income taxes increased $5 million in 2011 compared with 2010 due primarily to higher income in 2011.

Other Income (Deductions)

Other income (deductions) increased $2 million in 2011 compared with 2010.

Net Interest Expense

Net interest expense decreased $1 million in 2011 compared with 2010.

Competitive Energy Businesses

The competitive energy business’s results of operations for the year ended December 31, 2011 compared with the year ended December 31, 2010 is as follows:

	Twelve Months Ended
(millions of dollars)	December 31, 2011	December 31, 2010	Variation
Operating revenues	$1,617	$1,883	$(266)
Purchased power	1,397	1,627	(230)
Gas purchased for resale	18	9	9
Net revenues	202	247	(45)
Operations and maintenance	128	122	6
Depreciation and amortization	7	9	(2)
Taxes, other than income taxes	21	18	3
Operating income	$46	$98	$(52)

The competitive energy businesses’ operating revenues decreased $266 million in 2011 compared with 2010, due primarily to lower electric retail and wholesale revenues. Electric wholesale revenues decreased $155 million in 2011 as compared with 2010, due to lower sales volumes ($136 million) and unit prices ($19 million). Electric retail revenues decreased $122 million, due to lower per unit prices ($96 million) and sales volume ($26 million). Gross margins on electric retail revenues decreased due primarily to lower volumes and unit gross margins. Net mark-to-market values decreased $42 million in 2011 as compared with 2010, of which $44 million in losses are reflected in purchased power costs and $2 million in gains are reflected in revenues. Other revenues increased $9 million in 2011 as compared with 2010 due primarily to higher other wholesale revenues.

Purchased power costs decreased $230 million in 2011 compared with 2010, due primarily to lower purchased power costs of $274 million and changes in mark-to-market values of $44 million. Purchased power costs decreased $274 million due to lower unit prices ($145 million) and volumes ($129 million). Operating income decreased $52 million in 2011 compared with 2010 due primarily to net mark-to-market losses and lower electric retail margins.

Other

For Con Edison, “Other” also includes inter-company eliminations relating to operating revenues and operating expenses.

Year Ended December 31, 2010 Compared with Year Ended December 31, 2009

The Companies’ results of operations (which were discussed above under “Results of Operations – Summary”) in 2010 compared with 2009 were:

	CECONY		O&R		Competitive Energy Businesses and Other(a)		Con Edison(b)
(millions of dollars)	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent
Operating revenues	$537	5.4%	$20	2.2%	$(264)	(12.5)%	$293	2.2%
Purchased power	100	3.9	7	2.1	(270)	(14.5)	(163)	(3.4)
Fuel	(45)	(8.9)	N/A	N/A	—	—	(45)	(8.9)
Gas purchased for resale	(244)	(29.8)	(37)	(27.2)	1	11.1	(280)	(29.1)
Operating revenues less purchased power, fuel and gas purchased for resale (net revenues)	726	11.8	50	11.7	5	2.2	781	11.5
Other operations and maintenance	307	14.0	28	11.3	(2)	(1.6)	333	13.0
Depreciation and amortization	43	5.8	2	4.8	4	80.0	49	6.2
Taxes, other than income taxes	170	11.4	4	8.9	4	28.6	178	11.5
Operating income	206	12.0	16	17.4	(1)	(1.1)	221	11.6
Other income less deductions	(7)	(21.2)	—	—	16	Large	9	29.0
Net interest expense	(4)	(0.7)	7	25.0	(5)	(16.7)	(2)	(0.3)
Income before income tax expense	203	17.0	9	13.6	20	35.1	232	17.6
Income tax expense	91	22.5	3	13.0	14	Large	108	24.5
Net income for common stock	$112	14.3%	$6	14.0%	$6	13.6%	$124	14.3%

(a)	Includes inter-company and parent company accounting.
(b)	Represents the consolidated financial results of Con Edison and its businesses.

CECONY

	Twelve Months Ended December 31, 2010				Twelve Months Ended December 31, 2009
(millions of dollars)	Electric	Gas	Steam	2010 Total	Electric	Gas	Steam	2009 Total	2010- 2009 Variation
Operating revenues	$8,376	$1,541	$656	$10,573	$7,674	$1,701	$661	$10,036	$537
Purchased power	2,629	—	54	2,683	2,529	—	54	2,583	100
Fuel	256	—	202	458	247	—	256	503	(45)
Gas purchased for resale	—	574	—	574	—	818	—	818	(244)
Net revenues	5,491	967	400	6,858	4,898	883	351	6,132	726
Operations and maintenance	1,963	346	184	2,493	1,734	281	171	2,186	307
Depreciation and amortization	623	102	62	787	587	98	59	744	43
Taxes, other than income taxes	1,356	209	91	1,656	1,209	195	82	1,486	170
Operating income	$1,549	$310	$63	$1,922	$1,368	$309	$39	$1,716	$206

Electric

CECONY’s results of electric operations for the year ended December 31, 2010 compared with the year ended December 31, 2009 is as follows:

	Twelve Months Ended
(millions of dollars)	December 31, 2010	December 31, 2009	Variation
Operating revenues	$8,376	$7,674	$702
Purchased power	2,629	2,529	100
Fuel	256	247	9
Net revenues	5,491	4,898	593
Operations and maintenance	1,963	1,734	229
Depreciation and amortization	623	587	36
Taxes, other than income taxes	1,356	1,209	147
Electric operating income	$1,549	$1,368	$181

CECONY’s electric sales and deliveries, excluding off-system sales, in 2010 compared with 2009 were:

	Millions of kWhs Delivered				Revenues in Millions
	Twelve Months Ended				Twelve Months Ended
Description	December 31, 2010	December 31, 2009	Variation	Percent Variation	December 31, 2010	December 31, 2009	Variation	Percent Variation
Residential/Religious(a)	11,518	10,952	566	5.2%	$2,977	$2,583	$394	15.3%
Commercial/Industrial	12,559	12,457	102	0.8	2,557	2,444	113	4.6
Retail access customers	23,098	21,859	1,239	5.7	2,123	1,855	268	14.4
NYPA, Municipal Agency and other sales	11,518	11,399	119	1.0	550	457	93	20.4
Other operating revenues	—	—	—	—	169	335	(166)	(49.6)
Total	58,693	56,667	2,026	3.6%	$8,376	$7,674	$702	9.1%

(a)	“Residential/Religious” generally includes single-family dwellings, individual apartments in multi-family dwellings, religious organizations and certain other not-for-profit organizations.

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

Gas

CECONY’s results of gas operations for the year ended December 31, 2010 compared with the year ended December 31, 2009 is as follows:

	Twelve Months Ended
(millions of dollars)	December 31, 2010	December 31, 2009	Variation
Operating revenues	$1,541	$1,701	$(160)
Gas purchased for resale	574	818	(244)
Net revenues	967	883	84
Operations and maintenance	346	281	65
Depreciation and amortization	102	98	4
Taxes, other than income taxes	209	195	14
Gas operating income	$310	$309	$1

CECONY’s gas sales and deliveries, excluding off-system sales, in 2010 compared with 2009 were:

	Thousands of dths Delivered				Revenues in Millions
	Twelve Months Ended				Twelve Months Ended
Description	December 31, 2010	December 31, 2009	Variation	Percent Variation	December 31, 2010	December 31, 2009	Variation	Percent Variation
Residential	37,963	39,749	(1,786)	(4.5)%	$733	$808	$(75)	(9.3)%
General	25,629	28,245	(2,616)	(9.3)	366	421	(55)	(13.1)
Firm transportation	51,859	48,671	3,188	6.6	347	266	81	30.5
Total firm sales and transportation	115,451	116,665	(1,214)	(1.0)	1,446	1,495	(49)	(3.3)
Interruptible sales(a)	8,521	8,225	296	3.6	60	75	(15)	(20.0)
NYPA	24,890	37,764	(12,874)	(34.1)	2	4	(2)	(50.0)
Generation plants	78,880	68,157	10,723	15.7	36	34	2	5.9
Other	20,786	18,297	2,489	13.6	51	39	12	30.8
Other operating revenues	—	—	—	—	(54)	54	(108)	Large
Total	248,528	249,108	(580)	(0.2)%	$1,541	$1,701	$(160)	(9.4)%

(a)	Includes 3,385 and 2,851 thousands of dths for 2010 and 2009, respectively, which are also reflected in firm transportation and other.

CECONY’s gas operating revenues decreased $160 million in 2010 compared with 2009 due primarily to a decrease in gas purchased for resale costs ($244 million), offset in part by the gas rate plans ($78 million). CECONY’s revenues from gas sales are subject to a weather normalization clause and a revenue decoupling mechanism as a result of which delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved. Other gas operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s rate plans. See Note B to the financial statements in Item 8.

CECONY’s sales and transportation volumes for firm customers decreased 1.0 percent in 2010 compared with 2009. After adjusting for variations, principally weather and billing days, firm gas sales and transportation volumes in the company’s service area increased 2.1 percent in 2010, reflecting primarily new business and transfers of interruptible customers to firm service.

CECONY’s purchased gas cost decreased $244 million in 2010 compared with 2009 due to lower unit costs ($224 million) and sendout volumes ($20 million).

CECONY’s gas operating income increased $1 million in 2010 compared with 2009. The increase reflects primarily higher net revenues ($84 million), offset by higher operations and maintenance expense ($65 million, due primarily to a surcharge for a New York State assessment ($30 million) and higher pension expense ($28 million)), taxes other than income taxes ($14 million, principally property taxes) and depreciation ($4 million).

Steam

CECONY’s results of steam operations for the year ended December 31, 2010 compared with the year ended December 31, 2009 is as follows:

	Twelve Months Ended
(millions of dollars)	December 31, 2010	December 31, 2009	Variation
Operating revenues	$656	$661	$(5)
Purchased power	54	54	—
Fuel	202	256	(54)
Net revenues	400	351	49
Operations and maintenance	184	171	13
Depreciation and amortization	62	59	3
Taxes, other than income taxes	91	82	9
Steam operating income	$63	$39	$24

CECONY’s steam sales and deliveries in 2010 compared with 2009 were:

	Millions of Pounds Delivered				Revenues in Millions
	Twelve Months Ended				Twelve Months Ended
Description	December 31, 2010	December 31, 2009	Variation	Percent Variation	December 31, 2010	December 31, 2009	Variation	Percent Variation
General	515	544	(29)	(5.3)%	$25	$28	$(3)	(10.7)%
Apartment house	5,748	6,725	(977)	(14.5)	158	165	(7)	(4.2)
Annual power	16,767	15,748	1,019	6.5	457	446	11	2.5
Other operating revenues	—	—	—	—	16	22	(6)	(27.3)
Total	23,030	23,017	13	0.1%	$656	$661	$(5)	(0.8)%

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

O&R

	Twelve Months Ended December 31, 2010			Twelve Months Ended December 31, 2009
(millions of dollars)	Electric	Gas	2010 Total	Electric	Gas	2009 Total	2010-2009 Variation
Operating revenues	$692	$218	$910	$648	$242	$890	$20
Purchased power	335	—	335	328	—	328	7
Gas purchased for resale	—	99	99	—	136	136	(37)
Net revenues	357	119	476	320	106	426	50
Operations and maintenance	216	59	275	193	54	247	28
Depreciation and amortization	32	12	44	30	12	42	2
Taxes, other than income taxes	35	14	49	33	12	45	4
Operating income	$74	$34	$108	$64	$28	$92	$16

Electric

O&R’s results of electric operations for the year ended December 31, 2010 compared with the year ended December 31, 2009 is as follows:

	Twelve Months Ended
(millions of dollars)	December 31, 2010	December 31, 2009	Variation
Operating revenues	$692	$648	$44
Purchased power	335	328	7
Net revenues	357	320	37
Operations and maintenance	216	193	23
Depreciation and amortization	32	30	2
Taxes, other than income taxes	35	33	2
Electric operating income	$74	$64	$10

O&R’s electric sales and deliveries, excluding off-system sales, in 2010 compared with 2009 were:

	Millions of kWhs Delivered				Revenues in Millions
	Twelve Months Ended				Twelve Months Ended
Description	December 31, 2010	December 31, 2009	Variation	Percent Variation	December 31, 2010	December 31, 2009	Variation	Percent Variation
Residential/Religious(a)	1,893	1,799	94	5.2%	$347	$309	$38	12.3%
Commercial/Industrial	1,495	1,763	(268)	(15.2)	211	231	(20)	(8.7)
Retail access customers	2,330	1,901	429	22.6	132	95	37	38.9
Public authorities	110	111	(1)	(0.9)	12	11	1	9.1
Other operating revenues	—	—	—	—	(10)	2	(12)	Large
Total	5,828	5,574	254	4.6%	$692	$648	$44	6.8%

(a)	“Residential/Religious” generally includes single-family dwellings, individual apartments in multi-family dwellings, religious organizations and certain other not-for-profit organizations.

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

Electric operating income increased $10 million in 2010 compared with 2009. The increase reflects primarily higher net revenues ($37 million), offset by higher operations and maintenance expense ($23 million, due primarily to a surcharge for a New York State assessment ($7 million) and higher pension expense ($6 million)), taxes other than income taxes ($2 million, principally state and local taxes) and depreciation ($2 million).

Gas

O&R’s results of gas operations for the year ended December 31, 2010 compared with the year ended December 31, 2009 is as follows:

	Twelve Months Ended
(millions of dollars)	December 31, 2010	December 31, 2009	Variation
Operating revenues	$218	$242	$(24)
Gas purchased for resale	99	136	(37)
Net revenues	119	106	13
Operations and maintenance	59	54	5
Depreciation and amortization	12	12	—
Taxes, other than income taxes	14	12	2
Gas operating income	$34	$28	$6

O&R’s gas sales and deliveries, excluding off-system sales, in 2010 compared with 2009 were:

	Thousands of dths Delivered				Revenues in Millions
	Twelve Months Ended				Twelve Months Ended
Description	December 31, 2010	December 31, 2009	Variation	Percent Variation	December 31, 2010	December 31, 2009	Variation	Percent Variation
Residential	7,336	7,811	(475)	(6.1)%	$111	$132	$(21)	(15.9)%
General	1,436	1,750	(314)	(17.9)	20	27	(7)	(25.9)
Firm transportation	10,692	10,905	(213)	(2.0)	65	51	14	27.5
Total firm sales and transportation	19,464	20,466	(1,002)	(4.9)	196	210	(14)	(6.7)
Interruptible sales	4,497	4,502	(5)	(0.1)	9	21	(12)	(57.1)
Generation plants	691	1,346	(655)	(48.7)	—	2	(2)	Large
Other	840	953	(113)	(11.9)	—	—	—	—
Other gas revenues	—	—	—	—	13	9	4	44.4
Total	25,492	27,267	(1,775)	(6.5)%	$218	$242	$(24)	(9.9)%

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

Supplementary Financial Information

Selected Quarterly Financial Data for the years ended December 31, 2011 and 2010 (Unaudited)

	2011
Con Edison	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(millions of dollars, except per share amounts)
Operating revenues	$3,349	$2,993	$3,629	$2,967
Operating income	626	398	756	459
Net income	314	168	386	193
Net income for common stock	311	165	383	190
Basic earnings per common share	$1.07	$0.57	$1.31	$0.65
Diluted earnings per common share	$1.06	$0.56	$1.30	$0.65

	2010
Con Edison	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(millions of dollars, except per share amounts)
Operating revenues	$3,462	$3,017	$3,707	$3,140
Operating income	492	429	705	494
Net income	229	186	353	236
Net income for common stock	226	183	350	233
Basic earnings per common share	$0.80	$0.65	$1.24	$0.81
Diluted earnings per common share	$0.80	$0.64	$1.23	$0.80

In the opinion of Con Edison, these quarterly amounts include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation.

	2011
CECONY	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(millions of dollars)
Operating revenues	$2,709	$2,416	$2,917	$2,442
Operating income	546	370	702	465
Net income for common stock	268	157	353	200

	2010
CECONY	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(millions of dollars)
Operating revenues	$2,718	$2,432	$2,865	$2,558
Operating income	512	334	666	410
Net income for common stock	243	135	332	183

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

Management of the Company assessed the effectiveness of internal control over financial reporting as of December 31, 2011, using the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on that assessment, management has concluded that the Company had effective internal control over financial reporting as of December 31, 2011.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, has been audited by PricewaterhouseCoopers LLP, Con Edison’s independent registered public accounting firm, as stated in their report which appears on the following page of this Annual Report on Form 10-K.

Kevin Burke

Chairman, President and Chief Executive Officer

Robert Hoglund

Senior Vice President and Chief Financial Officer

February 21, 2012

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Consolidated Edison, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Consolidated Edison, Inc. and its subsidiaries (the Company) at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP

New York, New York

February 21, 2012

Consolidated Edison, Inc.

CONSOLIDATED INCOME STATEMENT

	For the Years Ended December 31,
	2011	2010	2009
	(millions of dollars/except share data)
OPERATING REVENUES
Electric	$8,918	$9,064	$8,320
Gas	1,735	1,760	1,943
Steam	683	656	661
Non-utility	1,602	1,845	2,108
TOTAL OPERATING REVENUES	12,938	13,325	13,032
OPERATING EXPENSES
Purchased power	3,967	4,613	4,776
Fuel	412	458	503
Gas purchased for resale	622	683	963
Other operations and maintenance	2,969	2,888	2,555
Depreciation and amortization	884	840	791
Taxes, other than income taxes	1,845	1,723	1,545
TOTAL OPERATING EXPENSES	10,699	11,205	11,133
OPERATING INCOME	2,239	2,120	1,899
OTHER INCOME (DEDUCTIONS)
Investment and other income	23	46	32
Allowance for equity funds used during construction	11	15	14
Other deductions	(17)	(21)	(15)
TOTAL OTHER INCOME (DEDUCTIONS)	17	40	31
INCOME BEFORE INTEREST AND INCOME TAX EXPENSE	2,256	2,160	1,930
INTEREST EXPENSE
Interest on long-term debt	582	597	590
Other interest	18	21	30
Allowance for borrowed funds used during construction	(6)	(9)	(9)
NET INTEREST EXPENSE	594	609	611
INCOME BEFORE INCOME TAX EXPENSE	1,662	1,551	1,319
INCOME TAX EXPENSE	600	548	440
NET INCOME	1,062	1,003	879
Preferred stock dividend requirements of subsidiary	(11)	(11)	(11)
NET INCOME FOR COMMON STOCK	$1,051	$992	$868
Net income for common stock per common share – basic	$3.59	$3.49	$3.16
Net income for common stock per common share – diluted	$3.57	$3.47	$3.14
DIVIDENDS DECLARED PER SHARE OF COMMON STOCK	$2.40	$2.38	$2.36
AVERAGE NUMBER OF SHARES OUTSTANDING – BASIC (IN MILLIONS)	292.6	284.3	275.2
AVERAGE NUMBER OF SHARES OUTSTANDING – DILUTED (IN MILLIONS)	294.4	285.9	276.3

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Twelve Months Ended December 31,
	2011	2010	2009
	(millions of dollars)
OPERATING ACTIVITIES
Net Income	$1,062	$1,003	$879
PRINCIPAL NON-CASH CHARGES/(CREDITS) TO INCOME
Depreciation and amortization	884	840	791
Deferred income taxes	491	659	436
Rate case amortization and accruals	49	13	(63)
Common equity component of allowance for funds used during construction	(11)	(15)	(14)
Net derivative (gains)/losses	22	(19)	(31)
Other non-cash items (net)	144	(18)	(77)
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable – customers, less allowance for uncollectibles	50	(126)	51
Materials and supplies, including fuel oil and gas in storage	(8)	7	161
Other receivables and other current assets	51	207	(346)
Prepayments	196	(210)	566
Recoverable energy costs	—	—	90
Accounts payable	(195)	(22)	(18)
Pensions and retiree benefits	151	78	(14)
Superfund and environmental remediation costs (net)	(9)	(3)	(48)
Accrued taxes	98	38	(6)
Accrued interest	5	(1)	17
Deferred charges, noncurrent assets and other regulatory assets	(139)	(287)	122
Deferred credits and other regulatory liabilities	234	80	(23)
Other assets	—	(9)	(5)
Other liabilities	62	166	(2)
NET CASH FLOWS FROM OPERATING ACTIVITIES	3,137	2,381	2,466
INVESTING ACTIVITIES
Utility construction expenditures	(1,887)	(1,986)	(2,170)
Cost of removal less salvage	(167)	(149)	(181)
Non-utility construction expenditures	(80)	(28)	(9)
Proceeds from investment tax credits and grants related to renewable energy investments	4	—	—
Net investment in Pilesgrove solar project	(20)	—	—
Purchase of additional ownership interest in Honeoye Storage Corporation	—	(12)	—
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(2,150)	(2,175)	(2,360)
FINANCING ACTIVITIES
Net payments of short-term debt	—	—	(363)
Issuance of long-term debt	—	1,095	1,470
Retirement of long-term debt	(4)	(1,011)	(662)
Issuance of common stock	118	439	257
Repurchase of common stock	(87)	—	—
Debt issuance costs	—	(11)	(10)
Common stock dividends	(693)	(629)	(601)
Preferred stock dividends	(11)	(11)	(11)
NET CASH FLOWS (USED IN)/FROM FINANCING ACTIVITIES	(677)	(128)	80
CASH AND TEMPORARY CASH INVESTMENTS:
NET CHANGE FOR THE PERIOD	310	78	186
BALANCE AT BEGINNING OF PERIOD	338	260	74
BALANCE AT END OF PERIOD	$648	$338	$260
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid/(refunded) during the period for:
Interest	$563	$583	$558
Income taxes	$(236)	$(25)	$5
The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.

CONSOLIDATED BALANCE SHEET

	December 31, 2011	December 31, 2010
	(millions of dollars)
ASSETS
CURRENT ASSETS
Cash and temporary cash investments	$648	$338
Accounts receivable – customers, less allowance for uncollectible accounts of
$87 and $76 in 2011 and 2010, respectively	1,123	1,173
Accrued unbilled revenue	474	633
Other receivables, less allowance for uncollectible accounts of $10 and $8 in 2011 and 2010, respectively	303	293
Fuel oil, gas in storage, materials and supplies, at average cost	356	348
Prepayments	145	341
Deferred tax assets – current	266	162
Regulatory assets	164	203
Other current assets	159	178
TOTAL CURRENT ASSETS	3,638	3,669
INVESTMENTS	455	403
UTILITY PLANT, AT ORIGINAL COST
Electric	21,105	19,851
Gas	4,727	4,344
Steam	1,983	2,038
General	1,960	1,911
TOTAL	29,775	28,144
Less: Accumulated depreciation	6,051	5,808
Net	23,724	22,336
Construction work in progress	1,241	1,458
NET UTILITY PLANT	24,965	23,794
NON-UTILITY PLANT
Non-utility property, less accumulated depreciation of $59 and $51 in 2011 and 2010, respectively	89	46
Construction work in progress	39	23
NET PLANT	25,093	23,863
OTHER NONCURRENT ASSETS
Goodwill	429	429
Intangible assets, less accumulated amortization of $3 in 2011 and 2010	3	3
Regulatory assets	9,337	7,683
Other deferred charges and noncurrent assets	259	298
TOTAL OTHER NONCURRENT ASSETS	10,028	8,413
TOTAL ASSETS	$39,214	$36,348

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.

CONSOLIDATED BALANCE SHEET

	December 31, 2011	December 31, 2010
	(millions of dollars)
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Long-term debt due within one year	$530	$5
Accounts payable	961	1,151
Customer deposits	303	289
Accrued taxes	188	90
Accrued interest	160	155
Accrued wages	90	102
Fair value of derivative liabilities	169	125
Regulatory liabilities	118	159
Other current liabilities	468	454
TOTAL CURRENT LIABILITIES	2,987	2,530
NONCURRENT LIABILITIES
Obligations under capital leases	2	7
Provision for injuries and damages	181	165
Pensions and retiree benefits	4,835	3,287
Superfund and other environmental costs	489	512
Asset retirement obligations	145	109
Fair value of derivative liabilities	48	77
Other noncurrent liabilities	131	113
TOTAL NONCURRENT LIABILITIES	5,831	4,270
DEFERRED CREDITS AND REGULATORY LIABILITIES
Deferred income taxes and investment tax credits	7,563	6,769
Regulatory liabilities	977	788
Other deferred credits	64	46
TOTAL DEFERRED CREDITS AND REGULATORY LIABILITIES	8,604	7,603
LONG-TERM DEBT (See Statement of Capitalization)	10,143	10,671
SHAREHOLDERS’ EQUITY
Common shareholders’ equity (See Statement of Common Shareholders’ Equity)	11,436	11,061
Preferred stock of subsidiary (See Statement of Capitalization)	213	213
TOTAL SHAREHOLDERS’ EQUITY	11,649	11,274
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$39,214	$36,348

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2011	2010	2009
	(millions of dollars)
NET INCOME	$1,062	$1,003	$879
OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAXES
Pension plan liability adjustments, net of $(12), $5 and $17 taxes in 2011, 2010 and 2009, respectively	(18)	2	26
Less: Reclassification adjustment for (gains)/losses included in net income, net of $1 taxes in 2009	—	—	1
TOTAL OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAXES	(18)	2	25
COMPREHENSIVE INCOME	1,044	1,005	904
Preferred stock dividend requirements of subsidiary	(11)	(11)	(11)
COMPREHENSIVE INCOME FOR COMMON STOCK	$1,033	$994	$893

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.

CONSOLIDATED STATEMENT OF COMMON SHAREHOLDERS’ EQUITY

(millions of dollars/except share data)	Common Stock		Additional Paid- In Capital	Retained Earnings	Treasury Stock		Capital Stock Expense	Accumulated Other Comprehensive Income/(Loss)	Total
	Shares	Amount			Shares	Amount
BALANCE AS OF DECEMBER 31, 2008	273,721,686	$29	$4,112	$6,685	23,210,700	$(1,001)	$(60)	$(67)	$9,698
Net income for common stock				868					868
Common stock dividends				(649)					(649)
Issuance of common shares – public offering	5,000,000	1	214				(2)		213
Issuance of common shares – dividend reinvestment and employee stock plans	2,402,055		94						94
Other comprehensive income								25	25
BALANCE AS OF DECEMBER 31, 2009	281,123,741	$30	$4,420	$6,904	23,210,700	$(1,001)	$(62)	$(42)	$10,249
Net income for common stock				992					992
Common stock dividends				(676)					(676)
Issuance of common shares – public offering	6,300,000	1	307				(2)		306
Issuance of common shares – dividend reinvestment and employee stock plans	4,192,593		188						188
Other comprehensive income								2	2
BALANCE AS OF DECEMBER 31, 2010	291,616,334	$31	$4,915	$7,220	23,210,700	$(1,001)	$(64)	$(40)	$11,061

Net income for common stock				1,051					1,051
Common stock dividends				(703)					(703)
Issuance of common shares – dividend reinvestment and employee stock plans	1,272,187	1	76		(1,538,166)	55			132
Common stock repurchases					1,521,541	(87)			(87)
Other comprehensive income								(18)	(18)
BALANCE AS OF DECEMBER 31, 2011	292,888,521	$32	$4,991	$7,568	23,194,075	$(1,033)	$(64)	$(58)	$11,436

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.

CONSOLIDATED STATEMENT OF CAPITALIZATION

	Shares outstanding
	December 31,		At December 31,
	2011	2010	2011	2010
			(millions of dollars)
TOTAL COMMON SHAREHOLDERS’ EQUITY BEFORE	292,888,521	291,616,334	$11,494	$11,101
ACCUMULATED OTHER COMPREHENSIVE LOSS
Pension plan liability adjustments, net of $(34) and $(22) taxes in 2011 and 2010, respectively			(55)	(37)
Unrealized gains/(losses) on derivatives qualified as cash flow hedges, less reclassification adjustment for gains/(losses) included in net income and reclassification adjustment for unrealized losses included in regulatory assets, net of $(2) taxes in 2011 and 2010			(3)	(3)
TOTAL ACCUMULATED OTHER COMPREHENSIVE LOSS, NET OF TAXES			(58)	(40)
TOTAL COMMON SHAREHOLDERS’ EQUITY (SEE STATEMENT OF COMMON SHAREHOLDERS’ EQUITY)			11,436	11,061
PREFERRED STOCK OF SUBSIDIARY
$5 Cumulative Preferred, without par value, authorized 1,915,319 shares	1,915,319	1,915,319	175	175
Cumulative Preferred, $100 par value, authorized 6,000,000 shares
4.65% Series C	153,296	153,296	16	16
4.65% Series D	222,330	222,330	22	22
TOTAL PREFERRED STOCK			$213	$213

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.

CONSOLIDATED STATEMENT OF CAPITALIZATION

LONG-TERM DEBT			At December 31,
Maturity	Interest Rate	Series	2011	2010
			(millions of dollars)
DEBENTURES:
2012	5.625%	2002A	$300	$300
2013	4.875	2002B	500	500
2013	3.85	2003B	200	200
2014	4.70	2004A	200	200
2014	5.55	2009A	275	275
2015	5.30	2005A	40	40
2015	5.375	2005C	350	350
2015	2.50	2010A	55	55
2016	5.45	2006A	75	75
2016	5.50	2006C	400	400
2016	5.30	2006D	250	250
2018	5.85	2008A	600	600
2018	6.15	2008A	50	50
2018	7.125	2008C	600	600
2019	4.96	2009A	60	60
2019	6.65	2009B	475	475
2020	4.45	2010A	350	350
2027	6.50	1997F	80	80
2033	5.875	2003A	175	175
2033	5.10	2003C	200	200
2034	5.70	2004B	200	200
2035	5.30	2005A	350	350
2035	5.25	2005B	125	125
2036	5.85	2006A	400	400
2036	6.20	2006B	400	400
2036	5.70	2006E	250	250
2037	6.30	2007A	525	525
2038	6.75	2008B	600	600
2039	6.00	2009B	60	60
2039	5.50	2009C	600	600
2040	5.70	2010B	350	350
2040	5.50	2010B	115	115
TOTAL DEBENTURES			9,210	9,210
TRANSITION BONDS:
2019*	5.22%	2004-1	29	32
TOTAL TRANSITION BONDS			29	32
TAX-EXEMPT DEBT – Notes issued to New York State Energy Research and Development Authority for Facilities Revenue Bonds**:
2015	0.20%	1995***	44	44
2032	0.193	2004B Series 1	127	127
2034	0.139	1999A	293	293
2035	0.193	2004B Series 2	20	20
2036	0.222	2001B	98	98
2036	1.45	2010A****	225	225
2039	0.21	2004A	98	98
2039	0.08	2004C	99	99
2039	0.067	2005A	126	126
TOTAL TAX-EXEMPT DEBT			1,130	1,130
Other long-term debt			321	323
Unamortized debt discount			(17)	(19)
TOTAL			10,673	10,676
Less: long-term debt due within one year			530	5
TOTAL LONG-TERM DEBT			10,143	10,671
TOTAL CAPITALIZATION			$21,792	$21,945

*	The final date to pay the entire remaining unpaid principal balance, if any, of all outstanding bonds is May 17, 2021.
**	Other than Series 2010A, rates reset weekly or by auction held every 35 days; December 30, 2011 rates shown.
***	Issued for O&R pollution control financing.
****	Subject to mandatory tender in 2012.

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

Management of the Company assessed the effectiveness of internal control over financial reporting as of December 31, 2011, using the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on that assessment, management has concluded that the Company had effective internal control over financial reporting as of December 31, 2011.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, has been audited by PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, as stated in their report which appears on the following page of this Annual Report on Form 10-K.

Kevin Burke

Chairman and Chief Executive Officer

Robert Hoglund

Senior Vice President and Chief Financial Officer

February 21, 2012

Report of Independent Registered Public Accounting Firm

To the Stockholder and Board of Trustees of Consolidated Edison Company of New York, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Consolidated Edison Company of New York, Inc. and its subsidiaries (the Company) at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP

New York, New York

February 21, 2012

Consolidated Edison Company of New York, Inc. CONSOLIDATED INCOME STATEMENT

	For the Years Ended December 31,
	2011	2010	2009
	(millions of dollars)
OPERATING REVENUES
Electric	$8,280	$8,376	$7,674
Gas	1,521	1,541	1,701
Steam	683	656	661
TOTAL OPERATING REVENUES	10,484	10,573	10,036
OPERATING EXPENSES
Purchased power	2,313	2,683	2,583
Fuel	412	458	503
Gas purchased for resale	518	574	818
Other operations and maintenance	2,561	2,493	2,186
Depreciation and amortization	829	787	744
Taxes, other than income taxes	1,768	1,656	1,486
TOTAL OPERATING EXPENSES	8,401	8,651	8,320
OPERATING INCOME	2,083	1,922	1,716
OTHER INCOME (DEDUCTIONS)
Investment and other income	4	32	34
Allowance for equity funds used during construction	8	13	12
Other deductions	(14)	(19)	(13)
TOTAL OTHER INCOME (DEDUCTIONS)	(2)	26	33
INCOME BEFORE INTEREST AND INCOME TAX EXPENSE	2,081	1,948	1,749
INTEREST EXPENSE
Interest on long-term debt	523	537	534
Other interest	16	19	27
Allowance for borrowed funds used during construction	(5)	(7)	(8)
NET INTEREST EXPENSE	534	549	553
INCOME FROM CONTINUING OPERATIONS BEFORE TAXES	1,547	1,399	1,196
INCOME TAX EXPENSE	558	495	404
NET INCOME	989	904	792
Preferred stock dividend requirements	(11)	(11)	(11)
NET INCOME FOR COMMON STOCK	$978	$893	$781

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc. CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Twelve Months Ended December 31,
	2011	2010	2009
	(millions of dollars)
OPERATING ACTIVITIES
Net income	$989	$904	$792
PRINCIPAL NON-CASH CHARGES/(CREDITS) TO INCOME
Depreciation and amortization	829	787	744
Deferred income taxes	462	622	364
Rate case amortization and accruals	49	13	(63)
Common equity component of allowance for funds used during construction	(8)	(13)	(12)
Other non-cash items (net)	96	(12)	(56)
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable – customers, less allowance for uncollectibles	48	(121)	33
Materials and supplies, including fuel oil and gas in storage	(2)	4	133
Other receivables and other current assets	170	11	(122)
Prepayments	(3)	—	456
Recoverable energy costs	—	—	111
Accounts payable	(132)	(17)	(118)
Pensions and retiree benefits	102	68	—
Superfund and environmental remediation costs (net)	(9)	(8)	(51)
Accrued taxes	95	13	(16)
Accrued interest	3	(7)	6
Deferred charges, noncurrent assets and other regulatory assets	(32)	(294)	71
Deferred credits and other regulatory liabilities	224	70	(25)
Other liabilities	52	185	(25)
NET CASH FLOWS FROM OPERATING ACTIVITIES	2,933	2,205	2,222
INVESTING ACTIVITIES
Utility construction expenditures	(1,785)	(1,853)	(2,045)
Cost of removal less salvage	(162)	(145)	(176)
Loan to affiliate	—	—	113
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(1,947)	(1,998)	(2,108)
FINANCING ACTIVITIES
Net payments of short-term debt	—	—	(253)
Issuance of long-term debt	—	925	1,350
Retirement of long-term debt	—	(850)	(655)
Debt issuance costs	—	(9)	(10)
Capital contribution by parent	—	355	211
Dividend to parent	(681)	(670)	(652)
Preferred stock dividends	(11)	(11)	(11)
NET CASH FLOWS USED IN FINANCING ACTIVITIES	(692)	(260)	(20)
CASH AND TEMPORARY CASH INVESTMENTS:
NET CHANGE FOR THE PERIOD	294	(53)	94
BALANCE AT BEGINNING OF PERIOD	78	131	37
BALANCE AT END OF PERIOD	$372	$78	$131
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid/(refunded) during the period for:
Interest	$504	$528	$513
Income taxes	$(198)	$(18)	$18

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc. CONSOLIDATED BALANCE SHEET

	December 31, 2011	December 31, 2010
	(millions of dollars)
ASSETS
CURRENT ASSETS
Cash and temporary cash investments	$372	$78
Accounts receivable – customers, less allowance for uncollectible accounts of $79 and $68 in 2011 and 2010, respectively	977	1,025
Other receivables, less allowance for uncollectible accounts of $9 and $7 in 2011 and 2010, respectively	102	73
Accrued unbilled revenue	366	473
Accounts receivable from affiliated companies	54	273
Fuel oil, gas in storage, materials and supplies, at average cost	308	306
Prepayments	85	82
Deferred tax assets – current	157	131
Regulatory assets	140	151
Other current assets	100	104
TOTAL CURRENT ASSETS	2,661	2,696
INVESTMENTS	177	167
UTILITY PLANT AT ORIGINAL COST
Electric	19,886	18,735
Gas	4,200	3,844
Steam	1,983	2,038
General	1,785	1,746
TOTAL	27,854	26,363
Less: Accumulated depreciation	5,523	5,314
Net	22,331	21,049
Construction work in progress	1,165	1,345
NET UTILITY PLANT	23,496	22,394
NON-UTILITY PROPERTY
Non-utility property, less accumulated depreciation of $24 and $22 in 2011 and 2010, respectively	6	7
NET PLANT	23,502	22,401
OTHER NONCURRENT ASSETS
Regulatory assets	8,661	7,097
Other deferred charges and noncurrent assets	217	244
TOTAL OTHER NONCURRENT ASSETS	8,878	7,341
TOTAL ASSETS	$35,218	$32,605

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc. CONSOLIDATED BALANCE SHEET

	December 31, 2011	December 31, 2010
	(millions of dollars)
LIABILITIES AND SHAREHOLDER’S EQUITY
CURRENT LIABILITIES
Long-term debt due within one year	$525	$—
Accounts payable	774	924
Accounts payable to affiliated companies	16	13
Customer deposits	290	276
Accrued taxes	32	34
Accrued taxes to affiliated companies	126	29
Accrued interest	133	130
Accrued wages	81	93
Fair value of derivative liabilities	98	71
Regulatory liabilities	79	131
Other current liabilities	396	400
TOTAL CURRENT LIABILITIES	2,550	2,101
NONCURRENT LIABILITIES
Obligations under capital leases	2	7
Provision for injuries and damages	173	159
Pensions and retiree benefits	4,337	2,900
Superfund and other environmental costs	373	392
Asset retirement obligations	145	109
Fair value of derivative liabilities	24	29
Other noncurrent liabilities	120	102
TOTAL NONCURRENT LIABILITIES	5,174	3,698
DEFERRED CREDITS AND REGULATORY LIABILITIES
Deferred income taxes and investment tax credits	6,921	6,202
Regulatory liabilities	861	683
Other deferred credits	61	42
TOTAL DEFERRED CREDITS AND REGULATORY LIABILITIES	7,843	6,927
LONG-TERM DEBT (See Statement of Capitalization)	9,220	9,743
SHAREHOLDER’S EQUITY
Common shareholder’s equity (See Statement of Common Shareholder’s Equity)	10,218	9,923
Preferred stock (See Statement of Capitalization)	213	213
TOTAL SHAREHOLDER’S EQUITY	10,431	10,136
TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$35,218	$32,605

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc. CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2011	2010	2009
	(millions of dollars)
NET INCOME	$989	$904	$792
OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAXES
Pension plan liability adjustments, net of $(1), $(1) and $11 taxes in 2011, 2010 and 2009, respectively	(2)	(2)	16
TOTAL OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAXES	(2)	(2)	16
COMPREHENSIVE INCOME	$987	$902	$808

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc. CONSOLIDATED STATEMENT OF COMMON SHAREHOLDER’S EQUITY

	Common Stock		Additional Paid- In Capital	Retained Earnings	Repurchased Con Edison Stock	Capital Stock Expense	Accumulated Other Comprehensive Income/(Loss)	Total
(millions of dollars/except share data)	Shares	Amount
BALANCE AS OF DECEMBER 31, 2008	235,488,094	$589	$3,664	$5,780	$(962)	$(60)	$(20)	$8,991
Net income				792				792
Common stock dividend to parent				(652)				(652)
Capital contribution by parent			213			(2)		211
Cumulative preferred dividends				(11)				(11)
Other comprehensive income							16	16
BALANCE AS OF DECEMBER 31, 2009	235,488,094	$589	$3,877	$5,909	$(962)	$(62)	$(4)	$9,347
Net income				904				904
Common stock dividend to parent				(670)				(670)
Capital contribution by parent			357			(2)		355
Cumulative preferred dividends				(11)				(11)
Other comprehensive income							(2)	(2)
BALANCE AS OF DECEMBER 31, 2010	235,488,094	$589	$4,234	$6,132	$(962)	$(64)	$(6)	$9,923
Net income				989				989
Common stock dividend to parent				(681)				(681)
Cumulative preferred dividends				(11)				(11)
Other comprehensive income							(2)	(2)
BALANCE AS OF DECEMBER 31, 2011	235,488,094	$589	$4,234	$6,429	$(962)	$(64)	$(8)	$10,218

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc. CONSOLIDATED STATEMENT OF CAPITALIZATION

	Shares outstanding
	December 31,		At December 31,
	2011	2010	2011	2010
			(millions of dollars)
TOTAL COMMON SHAREHOLDER’S EQUITY BEFORE	235,488,094	235,488,094	$10,226	$9,929
ACCUMULATED OTHER COMPREHENSIVE LOSS
Pension plan liability adjustments, net $(3) and $(2) taxes in 2011 and 2010, respectively			(5)	(3)
Unrealized gains/(losses) on derivatives qualified as cash flow hedges, less reclassification adjustment for gains/(losses) included in net income, net of $(2) taxes in 2011 and 2010			(3)	(3)
TOTAL ACCUMULATED OTHER COMPREHENSIVE LOSS,
NET OF TAXES			(8)	(6)
TOTAL COMMON SHAREHOLDER’S EQUITY (SEE STATEMENT OF COMMON SHAREHOLDER’S EQUITY)			10,218	9,923
PREFERRED STOCK
$5 Cumulative Preferred, without par value, authorized 1,915,319 shares	1,915,319	1,915,319	175	175
Cumulative Preferred, $100 par value, authorized 6,000,000 shares
4.65% Series C	153,296	153,296	16	16
4.65% Series D	222,330	222,330	22	22
TOTAL PREFERRED STOCK			$213	$213

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc. CONSOLIDATED STATEMENT OF CAPITALIZATION

LONG-TERM DEBT			At December 31,
Maturity	Interest Rate	Series	2011	2010
			(millions of dollars)
DEBENTURES:
2012	5.625%	2002A	$300	$300
2013	4.875	2002B	500	500
2013	3.85	2003B	200	200
2014	4.70	2004A	200	200
2014	5.55	2009A	275	275
2015	5.375	2005C	350	350
2016	5.50	2006C	400	400
2016	5.30	2006D	250	250
2018	5.85	2008A	600	600
2018	7.125	2008C	600	600
2019	6.65	2009B	475	475
2020	4.45	2010A	350	350
2033	5.875	2003A	175	175
2033	5.10	2003C	200	200
2034	5.70	2004B	200	200
2035	5.30	2005A	350	350
2035	5.25	2005B	125	125
2036	5.85	2006A	400	400
2036	6.20	2006B	400	400
2036	5.70	2006E	250	250
2037	6.30	2007A	525	525
2038	6.75	2008B	600	600
2039	5.50	2009C	600	600
2040	5.70	2010B	350	350
TOTAL DEBENTURES			8,675	8,675
TAX-EXEMPT DEBT – Notes issued to New York State Energy Research and Development Authority for Facilities Revenue Bonds*:
2032	0.193%	2004B Series 1	127	127
2034	0.139	1999A	293	293
2035	0.193	2004B Series 2	20	20
2036	0.222	2001B	98	98
2036	1.45	2010A**	225	225
2039	0.21	2004A	98	98
2039	0.08	2004C	99	99
2039	0.067	2005A	126	126
TOTAL TAX-EXEMPT DEBT			1,086	1,086
Unamortized debt discount			(16)	(18)
TOTAL			9,745	9,743
Less: long-term debt due within one year			525	—
TOTAL LONG-TERM DEBT			9,220	9,743
TOTAL CAPITALIZATION			$19,651	$19,879

*	Other than Series 2010A, rates reset weekly or by auction held every 35 days; December 30, 2011 rates shown.
**	Subject to mandatory tender in 2012.

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

Rates used for AFDC include the cost of borrowed funds and a reasonable rate of return on the Utilities’ own funds when so used, determined in accordance with regulations of the FERC or the state public utility regulatory authority having jurisdiction. The rate is compounded semiannually, and the amounts applicable to borrowed funds are treated as a reduction of interest charges, while the amounts applicable to the Utilities’ own funds are credited to other income (deductions). The AFDC rates for CECONY were 6.9 percent, 5.3 percent and 6.9 percent for 2011, 2010, and 2009, respectively. The AFDC rates for O&R were 6.6 percent, 5.8 percent and 4.2 percent for 2011, 2010, and 2009, respectively.

The Utilities generally compute annual charges for depreciation using the straight-line method for financial statement purposes, with rates based on average service lives and net salvage factors. The average depreciation rate for CECONY was 3.1 percent for 2011, 2010, and 2009. The average depreciation rate for O&R was 2.8 percent for 2011, 2010, and 2009.

The estimated lives for utility plant for CECONY range from 5 to 80 years for electric, 5 to 85 years for gas, 5 to 70 years for steam and 5 to 50 years for general plant. For O&R, the estimated lives for utility plant range from 5 to 75 years for electric, 5 to 75 years for gas and 5 to 50 years for general plant.

At December 31, 2011 and 2010, the capitalized cost of the Companies’ utility plant, net of accumulated depreciation, was as follows:

	Con Edison		CECONY
(millions of dollars)	2011	2010	2011	2010
Electric
Generation	$400	$396	$400	$396
Transmission	2,654	2,284	2,476	2,150
Distribution	13,805	13,191	13,125	12,549
Gas*	3,858	3,535	3,455	3,153
Steam	1,651	1,617	1,651	1,617
General	1,282	1,241	1,162	1,125
Held for future use	74	72	62	60
Construction work in progress	1,241	1,458	1,165	1,344
Net Utility Plant	$24,965	$23,794	$23,496	$22,394

*	Primarily distribution.

Under the Utilities’ current rate plans, the aggregate annual depreciation allowance in effect at December 31, 2011 was $877 million, including $834 million under CECONY’s electric, gas and steam rate plans that have been approved by the New York State Public Service Commission (NYSPSC).

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

In accordance with the accounting rules for equity method and joint ventures, Con Edison Development recognized a pre-tax impairment charge of $5 million in 2009, related to its equity investment in an electric generating plant in Guatemala (which was sold in 2010). No impairment charges were recognized in 2011 and 2010.

Revenues

The Utilities and Con Edison Solutions recognize revenues for energy service on a monthly billing cycle basis. The Utilities defer over a 12-month period net interruptible gas revenues, other than those authorized by the NYSPSC to be retained by the Utilities, for refund to firm gas sales and transportation customers. The Utilities and Con Edison Solutions accrue revenues at the end of each month for estimated energy service not yet billed to customers. Prior to March 31, 2009, CECONY did not accrue revenues for energy service provided but not yet billed to customers except for certain unbilled gas revenues accrued in 1989. This change in accounting for unbilled revenues had no effect on net income. See “Regulatory Assets and Liabilities” in Note B. Unbilled revenues included in Con Edison’s balance sheet at December 31, 2011 and 2010 were $474 million (including $366 million for CECONY) and $633 million (including $473 million for CECONY), respectively.

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

Investments

Investments consist primarily of the investments of Con Edison’s competitive energy businesses, which are accounted for under the equity method (depending on the subsidiaries’ percentage ownership) or accounted for as leveraged leases in accordance with the accounting rules for leases. See Note J for a discussion of investments in Lease In/Lease Out transactions. Utilities’ investments are recorded at fair value and include the deferred income plan and supplemental retirement income plan trust owned life insurance assets.

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

Research and Development Costs

Generally research and development costs are charged to operating expenses as incurred. Research and development costs were as follows:

	For the Years Ended December 31,
(millions of dollars)	2011	2010	2009
Con Edison	$23	$23	$27
CECONY	$21	$21	$25

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

Basic and diluted EPS for Con Edison are calculated as follows:

	For the Years Ended December 31,
(millions of dollars, except per share amounts/shares in millions)	2011	2010	2009
Net income for common stock	$1,051	$992	$868
Weighted average common shares outstanding – Basic	292.6	284.3	275.2
Add: Incremental shares attributable to effect of potentially dilutive securities	1.8	1.6	1.1
Adjusted weighted average common shares outstanding – Diluted	294.4	285.9	276.3
Net Income for common stock per common share – basic	$3.59	$3.49	$3.16
Net Income for common stock per common share – diluted	$3.57	$3.47	$3.14

The computation of diluted earnings per share excludes immaterial amounts of incremental Con Edison common shares for the years ended December 31, 2010 and 2009 because the exercise prices on the options exceeded the average closing market price during these periods. No such exclusion was required for the computation of diluted earnings per share for the year ended December 31, 2011.

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

Note B — Regulatory Matters

Rate Agreements

CECONY — Electric

The NYSPSC’s March 2008 and April 2009 orders and the November 2009 Joint Proposal covering CECONY’s electric rates, discussed below, provided for the collection of a portion of the company’s electric revenues ($237 million in the rate year ended March 2009, $254 million for the rate year ended March 2010 and, rate year ended March 2011, $249 million on an annual basis) subject to potential refund to customers following NYSPSC review and completion of an investigation by the NYSPSC staff of the company’s capital expenditures during the April 2005 through March 2008 period for transmission and distribution utility plant (the 2005-2008 Capital Expenditure Review). In December 2009, the company established a $24 million regulatory liability for refund to customers with respect to this matter and recognized a $14 million (after-tax) charge in its 2009 consolidated financial statements. In March 2010, the NYSPSC issued an order approving a February 2010 Joint Proposal by the company and the NYSPSC staff relating to this matter pursuant to which the company, among other things, provided a $36 million credit to customer bills in 2010.

In March 2008, the NYSPSC adopted an order, issued and effective March 25, 2008, granting CECONY an electric rate increase, effective April 1, 2008, of $425 million.

The NYSPSC ruling reflected the following major items:

•	a return on common equity of 9.1 percent;

•

an increase to $150 million from $60 million in the level of annual revenues that, for purposes of setting rates, it is assumed the company will receive and retain from the sale of transmission rights on the company’s transmission system, with the difference between such actual revenues for the rate year and $150 million to be recoverable from or refundable to customers, as the case may be;

99

•

collection of $237 million of the $425 million rate increase is subject to potential refund to customers following the 2005-2008 Capital Expenditure Review (see discussion above in this Note B of the February 2010 Joint Proposal);

•	continuation of the rate provisions under which pension and other postretirement benefit expenses and environmental remediation expenses are reconciled to amounts reflected in rates;

•

change to the reconciliation provisions for transmission and distribution expenditures and costs to relocate facilities to accommodate government projects, which under the NYSPSC ruling will be reconciled only to the extent actual expenditures are less than amounts reflected in rates;

•	discontinuation of the provisions under which property taxes were reconciled to amounts reflected in rates;

•	potential operations penalties of up to $152 million annually if certain customer service and system reliability performance targets are not met;

•

implementation of a revenue decoupling mechanism under which the company’s actual energy delivery revenues would be compared, on a periodic basis, with the authorized delivery revenues and the difference accrued, with interest, for refund to, or recovery from, customers, as applicable; and

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

•

continuation of the collection of a portion (increased, to reflect higher capital costs, from $237 million collected in the rate year ended March 2009 to $254 million for the rate year ending March 2010) of the April 2008 rate increase subject to potential refund to customers following the 2005-2008 Capital Expenditure Review (see discussion above in this Note B of the February 2010 Joint Proposal). The portion collected is also subject to refund in the event the NYSPSC determines that some disallowance of costs the company has recovered is warranted to address potential impacts of alleged unlawful conduct by arrested employees and contractors (see “Other Regulatory Matters” below in this Note B and “Investigations of Vendor Payments” in Note H); and

•	continuation of the rate provisions pursuant to which the company recovers its purchased power and fuel costs from customers.

In May 2009, the company filed with the NYSPSC the company’s plan with respect to austerity measures that would reduce the company’s revenue requirements during the rate year ending March 31, 2010 by $60 million. The company’s austerity plans include reductions in labor costs, including compensation and other employee benefits, deferral of expenditures for capital projects and operating and maintenance programs and other initiatives. These reductions collectively represent $47 million of the $60 million reduction sought by the NYSPSC. In May 2009, the company filed with the NYSPSC a request for rehearing of the NYSPSC’s April 2009 order with respect to its austerity provisions and certain other matters. Pursuant to the February 2010 Joint Proposal (discussed above in Note B), the company withdrew this request.

In November 2009, CECONY, the NYSPSC staff and other parties entered into a Joint Proposal with respect to the company’s May 2009 request to the NYSPSC for an increase in the rates the company can charge its customers for electric delivery service. The Joint Proposal, which was approved in March 2010, covers the three-year period April 2010 through March 2013 and provides for electric base rate increases of $420 million, effective April 2010 and 2011, and $287 million, effective April 2012, with an additional $133 million to be collected through a surcharge in the rate year ending March 2013. In January 2012, the NYSPSC issued a notice soliciting comments relating to the possible use of certain of the company’s regulatory liabilities (that would otherwise be refundable to or applied for the benefit of customers after the rate year ended March 2013) to offset all or a portion of such surcharge.

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

•

Any deferral for T&D and Other for the rate year ending March 2011 will be based on average net plant balances for the year and for the rate years ending March 2012 and 2013 will be based on average net plant balances over the term of the Joint Proposal. The company has deferred $8 million as a regulatory liability pursuant to this provision in 2011.

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

•

During the term of the Joint Proposal, the company will not accrue any additional revenue for carrying charges on any capital expenditures allocable to its electric business in excess of specified limits (which limits exclude certain expenditures, including expenditures for projects for which the company has been selected to receive grants under the American Recovery and Reinvestment Act of 2009):

•

T&D capital expenditures – $1,200 million for the rate year ending March 2011 and an aggregate $2,300 million for the period from April 2011 through March 2013 (such capital expenditures for the rate year ended March 2011 were less than $1,200 million);

•

Other capital expenditures – $220 million for the rate year ending March 2011 and an aggregate $402 million for the period from April 2011 through March 2013 (such capital expenditures for the rate year ended March 2011 were less than $220 million); and

•	ERP capital expenditures – $125 million (such capital expenditures for the rate year ended March 2011 were less than $125 million).

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

•

the return on investment for any such excess T&D or Other capital expenditures made during the rate year ending March 2011 will be calculated based on the company’s overall cost of debt. There were no such excess expenditures for the rate year ended March 31, 2011.

•

Sharing with electric customers of any actual earnings, excluding the effects of any penalties and certain other items, above specified percentage returns on equity (based on actual average common equity ratio, subject to a 50 percent maximum) as follows:

•

for the rate year ending March 2011, the company will allocate to customers the revenue requirement equivalent of 50 percent of earnings above 11.15 percent up to and including 12.149 percent, 75 percent of earnings equal to or in excess of 12.15 percent up to and including 13.149 percent and 90 percent of earnings equal to or in excess of 13.15 percent (earnings were not above 11.15 percent for the rate year ended March 2011);

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

to reduce regulatory assets for pensions and other postretirement benefits and other costs; and

•

in the event the company does not file for a rate increase to take effect in April 2013, the earnings sharing levels for the rate year ending March 2013 will continue in effect, calculated on an annual basis, until base rates are reset by the NYSPSC.

•

Deferral as a regulatory asset or liability, as the case may be, of differences between the actual level of certain expenses, including, among others, expenses for pension and other postretirement benefits, environmental remediation, relocation of facilities to accommodate government projects, property taxes and (for the rate years ending March 2012 and 2013) long-term debt, and amounts for those expenses reflected in rates (with deferral for the difference in property taxes limited to 80 percent of the difference, subject to annual maximum for the remaining 20 percent of the difference of not more than a 10 basis point impact on return on common equity and deferral of facility relocation expenses in excess amounts reflected in rates subject to certain limitations). In 2010 and 2011, the company deferred $264 million as a net regulatory asset, and $39 million as a net regulatory liability, respectively, under these provisions and the corresponding provisions of the April 2009 rate order.

•

Continuation of the provisions in the April 2009 order relating to revenues from the sale of transmission rights on the company’s transmission system. In 2010 and 2011, the company accrued $9 million and $26 million of revenues, respectively, under this provision and the corresponding provision of the April 2009 rate order.

•

Continuation of the revenue decoupling mechanism under which the company’s actual electric delivery revenues would be compared, on a periodic basis, with the delivery revenues reflected in rates, and the difference accrued as a regulatory liability (for refund to electric customers) or a regulatory asset (for recovery from electric customers), as the case may be. In 2010 and 2011, the company deferred for customer benefit $124 million and $90 million of revenues, respectively, under this provision and the corresponding provision of the April 2009 rate order.

•	Continuation of the rate provisions pursuant to which the company recovers its purchased power and fuel costs from electric customers.

•

Continuation of provisions for potential operations penalties of up to $152 million annually if certain electric customer service and system reliability performance targets are not met. In 2010 and 2009, the company did not recognize any expenses under these provisions and the corresponding provisions of the April 2009 order. In 2011, the company recognized a $5 million system reliability penalty.

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

be applied to reduce regulatory assets for pension and other postretirement benefit expenses (the company did not reduce regulatory assets under this provision in 2011, 2010, or 2009);

•

deferral as a regulatory asset or regulatory liability, as the case may be, of the difference between actual pension and other postretirement benefit expenses, environmental remediation expenses, property taxes, tax-exempt debt costs and certain other expenses and amounts for those expenses reflected in rates (the company deferred recognition of $0.3 million of expenses, $0.7 million of revenue and $3 million of expenses under this provision in 2011, 2010, and 2009, respectively);

•

deferral as a regulatory liability of the revenue requirement impact (i.e., return on investment, depreciation and income taxes) of the amount, if any, by which actual transmission and distribution related capital expenditures are less than amounts reflected in rates (the company deferred $7 million, $12 million, and $8 million of revenues under this provision in 2011, 2010, and 2009, respectively);

•

deferral as a regulatory asset of increases, if any, in certain expenses above a 4 percent annual inflation rate, but only if the actual annual return on common equity is less than 9.4 percent (the company did not defer any expenses under this provision in 2011, 2010 or 2009);

•

potential negative earnings adjustments of up to $3 million annually if certain customer service and system reliability performance targets are not met (the company met the performance targets in 2011 and 2009; the company reduced revenues by $1 million under this provision in 2010);

•

implementation of a revenue decoupling mechanism under which actual energy delivery revenues would be compared, on a periodic basis, with the authorized delivery revenues with the difference accrued, with interest, for refund to, or recovery from, customers, as applicable (the company accrued $3.3 million, $5.1 million, and $12.5 million of revenues pursuant to this provision in 2011, 2010, and 2009, respectively);

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

•

a provision for reconciliation of certain differences in actual average net utility plant to the amount reflected in rates ($718 million) and continuation of rate provisions under which pension and other postretirement benefit expenses, environmental remediation expenses, tax-exempt debt costs and certain other expenses are reconciled to amounts for those expenses reflected in rates;

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

targets are not met (in 2011, O&R did not recognize any operations penalties under these provisions or the corresponding provisions of the Joint Proposal discussed above); and

•

O&R is directed to produce a report detailing its implementation plans for the recommendations made in connection with the NYSPSC’s management audit of CECONY, with a forecast of costs to achieve and expected savings. (See “Rate Agreements – Other Regulatory Matters” below in this Note B).

In July 2011, O&R filed a request with the NYSPSC for an increase in the rates it charges for electric service rendered in New York, effective July 1, 2012, of $17.7 million. The filing reflects a return on common equity of 10.75 percent and a common equity ratio of 49.4 percent. Among other things, the filing proposes continuation of the current provisions with respect to recovery from customers of the cost of purchased power and with respect to the deferral of differences between actual expenses allocable to the electric business for pensions and other postretirement benefits, environmental, and research and developmental costs to the amounts for such costs reflected in electric rates. The filing also includes an alternative proposal for a three-year electric rate plan with annual rate increases of $17.6 million effective July 2012, 2013 and 2014. The multi-year filing reflects a return on common equity of 11.25 percent. In December 2011, to reflect certain increased costs, the company updated the requested July 1, 2012 increase to $31.4 million and the alternative three-year rate plan’s annual increases to $22.2 million.

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

•

Deferral as a regulatory liability of the revenue requirement impact (i.e., return on investment, depreciation and income taxes) of the amount, if any, by which actual average net plant balances allocable to the company’s gas business are less than the amounts reflected in rates: $2,934 million, $3,148 million and $3,346 million for the rate years ending September 2011, 2012 and 2013, respectively. No such deferral was required for the rate year ended September 2011.

•

Sharing with gas customers of any actual earnings, excluding the effects of any penalties and certain other items, above specified percentage returns on equity (based on actual average common equity ratio, subject to a 50 percent maximum), on a cumulative basis over the term of the Joint Proposal, calculated as follows:

•

for the rate year ending September 2011, the company will allocate to customers the revenue requirement equivalent of 60 percent of earnings above 10.35 percent up to and including 11.59 percent, 75 percent of earnings equal to or in excess of 11.6 percent up to and including 12.59 percent and 90 percent of earnings equal to or in excess of 12.6 percent (earnings were not above 10.35 percent for the rate year ended September 2011);

•

for the rate years ending September 2012 and 2013, the company will allocate to customers the revenue requirement equivalent of 60 percent of the earnings in excess of 10.1 percent up to and including 11.59 percent, 75 percent of such earnings equal to or in excess of 11.6 percent up to and including 12.59 percent and 90 percent of such earnings equal to or in excess of 12.6 percent;

•

the customers’ share of any such earnings and 50 percent of the company’s share, appropriately adjusted for taxes, would be applied to reduce regulatory assets for pensions and other postretirement benefits and other costs; and

•

in the event the company does not file for a rate increase to take effect in October 2013, the earnings sharing levels for the rate year ending September 2013 will continue in effect, implemented on an annual basis, until base rates are reset by the NYSPSC.

•

Deferral as a regulatory asset or liability, as the case may be, of differences between the actual level of certain expenses, including, among others, expenses for pension and other postretirement benefits, environmental remediation, property taxes and long-term debt, and amounts for those expenses reflected in rates (with deferral for the difference in property taxes limited to 80 percent of the difference, subject to an annual maximum for the remaining 20 percent of the difference of not more than the equivalent in revenue requirement of a 10 basis point impact on return on common equity). In 2010 and 2011, the company deferred $67 million of net regulatory assets, and $0.3 million of net regulatory liabilities, respectively, under these provisions and the corresponding provisions of the September 2007 rate order.

•

Continuation of provisions pursuant to which the company will retain net revenues from non-firm customer transactions. In each year of the rate plan, the company will retain up to $58 million of any such revenues and 25 percent of any such revenues above $58 million. If such revenues are below $58 million in a rate year, the company will accrue a regulatory asset equal to (A) the amount by which such revenues are less than $33 million plus (B) 80 percent of the difference between $58 million and the level of such revenues at or above $33 million. The company retained $40 million and $70 million of such net revenues in 2010 and 2011, respectively, under these provisions and the corresponding provisions of the September 2007 rate order.

•

Continuation of the provisions pursuant to which the effects of weather on gas delivery revenues during each billing cycle are reflected in customer bills for that billing cycle, and a revenue decoupling mechanism under which the company’s actual gas delivery revenues, inclusive of any such weather adjustment, would be compared, on a periodic basis, with the delivery revenues reflected in rates, with the difference accrued as a regulatory liability (for refund to gas customers) or a regulatory asset (for recovery from gas customers), as the case may be. In 2010 and 2011, the company deferred $14 million of regulatory assets and $20 million of regulatory liabilities, respectively, under this provision and the corresponding provisions of the September 2007 rate order.

•	Continuation of the rate provisions pursuant to which the company recovers its costs of purchased gas from gas customers.

•

Continuation of provisions for potential penalties (up to $12.6 million annually) if certain gas customer service and system performance targets are not met. In 2010 and 2011, the company did not recognize any expenses under these provisions or the corresponding provisions of the September 2007 rate order.

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

The rate plan also included up to $1 million of potential earnings adjustments in the first year of the agreement, increasing up to $1.2 million, if the company did not comply with certain requirements regarding gas main protection and customer service. O&R recorded a regulatory liability of $0.4 million for not complying with certain requirements regarding safety and customer service for the rate year ended October 31, 2008. The company met these requirements for the rate year ended October 31, 2009.

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

•

most of any actual earnings above an 11.4 percent annual return on common equity (based upon the actual average common equity ratio, subject to a maximum 50 percent of capitalization) are to be applied to reduce regulatory assets (in 2010 and 2011, the company did not defer any revenues under this provision);

•

deferral as a regulatory asset or liability, as the case may be, of differences between the actual level of certain expenses, including expenses for pension and other postretirement benefits, environmental remediation, property taxes and taxable and tax-exempt long-term debt, and amounts for those expenses reflected in rates (in 2010 and 2011, the company deferred $3.1 million and $2.9 million, respectively, of expenses under this provision);

•

deferral as a regulatory liability of the revenue requirement impact (i.e., return on investment, depreciation and income taxes) of the amount, if any, by which average gas net plant balances are less than balances reflected in rates (in 2010 and 2011, the company deferred $1.5 million of revenues and $1 million of expenses, respectively, under this provision);

•

deferral as a regulatory asset of increases, if any over the course of the rate plan, in certain expenses above a 4 percent annual inflation rate, but only if the actual annual return on common equity is less than 10.4 percent (in 2010 and 2011, the company did not defer any revenues under this provision);

•	implementation of a revenue decoupling mechanism (in 2010 and 2011, the company accrued $0.8 million and $2.8 million, respectively, of revenues under this provision);

•	continuation of the provisions pursuant to which the company recovers its cost of purchasing gas and the provisions pursuant to which the effects of weather on gas income are moderated; and

•

potential negative earnings adjustments of up to $1.4 million annually if certain operations and customer service requirements are not met (in 2010 and 2011, the company did not have any potential negative earnings adjustments under this provision).

CECONY — Steam

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

•

any actual earnings above a 10.1 percent return on equity (based on actual average common equity ratio, subject to a 50 percent maximum) are to be shared as follows: half will be deferred for the benefit of customers and the other half is to be retained by the company (with half of the company’s share subject to offset to reduce any regulatory assets for under-collections of property taxes) (earnings for the rate years ended September 30, 2009 and 2010 did not exceed a 10.1 percent return on equity);

•

deferral as a regulatory asset or regulatory liability, as the case may be, of the difference between (i) actual costs for pension and other postretirement benefits, environmental remediation, property taxes, certain tax-exempt debt, municipal infrastructure support and certain other costs and (ii) amounts for those costs reflected in rates (90 percent of the difference in the case of property taxes and interference costs) (the company decreased expenses by $14.9 million and $14.4 million and increased expenses by $3.1 million under these provisions in 2010, 2009 and 2008, respectively);

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

•

potential negative earnings adjustments (revenue reductions) of approximately $0.95 million to $1 million annually if certain business development, customer service and safety performance targets are not met (the company did not record any such adjustments for the rate years ended September 30, 2010, 2009 and 2008);

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

•

Deferral as a regulatory liability of the revenue requirement impact of the amount, if any, by which actual average net plant balances allocable to the company’s steam business are less than the amounts reflected in rates for the respective category for each rate year. The company deferred $0.8 million for the rate year ended September 2011. The amounts reflected in rates are:

	Rate Year Ending September 30,
(millions of dollars)	2011	2012	2013
Steam production	$415	$426	$433
Steam distribution	521	534	543

•

Earnings sharing, expense deferral and potential refund ($6 million annually for steam) provisions as discussed above with respect to CECONY’s gas business. In 2011, the company did not recognize any such earnings sharing, expense deferral or potential refund.

•	Continuation of the rate provisions pursuant to which the company recovers its cost of fuel and purchased steam from its steam customers.

•

Continuation of provisions for potential penalties (up to approximately $1 million annually) if certain steam customer service and system performance targets are not met. In 2011, the company did not recognize any expense under these provisions.

The NYSPSC order requires CECONY, in its next steam rate filing, to propose a phase-in over a period of not more than seven years of an increase in the allocation to steam customers of the fuel costs for the company’s East River Repowering Project (ERRP, which cogenerates electricity and steam) that are above the market value of the electric energy generated by ERRP.

Other Regulatory Matters

In February 2009, the NYSPSC commenced a proceeding to examine the prudence of certain CECONY expenditures (see “Investigations of Vendor Payments” in Note H). Pursuant to NYSPSC orders, a portion of the company’s revenues (currently, $249 million, $32 million and $6 million on an annual basis for electric, gas and steam service, respectively) is being collected subject to potential refund to customers. At December 31, 2011, the company had collected an estimated $816 million from customers subject to potential refund in connection with this proceeding. In October 2010, a NYSPSC consultant reported its $21 million provisional assessment, which the company has disputed, of potential overcharges for construction work. The potential overcharges related to transactions that involved certain employees who were arrested and a contractor that performed work for the company. The NYSPSC’s consultant is expected to continue to review the company’s expenditures. At December 31, 2011, the company had a $11 million regulatory liability relating to this matter. The company is unable to estimate the amount, if any, by which any refund required by the NYSPSC may exceed this regulatory liability.

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

In February 2011, the NYSPSC initiated a proceeding to examine the existing mechanisms pursuant to which utilities recover site investigation and remediation costs and possible alternatives. See Note G.

Regulatory Assets and Liabilities

Regulatory assets and liabilities at December 31, 2011 and 2010 were comprised of the following items:

	Con Edison		CECONY
(millions of dollars)	2011	2010	2011	2010
Regulatory assets
Unrecognized pension and other postretirement costs	$5,852	$4,371	$5,554	$4,152
Future income tax	1,798	1,592	1,724	1,514
Environmental remediation costs	681	695	564	574
Pension and other post retirement benefits deferrals	198	138	157	90
Revenue taxes	163	145	158	140
Deferred storm costs	128	57	80	43
Net electric deferrals	121	156	121	156
Surcharge for New York State assessment	90	121	82	112
Deferred derivative losses – long-term	60	74	44	48
O&R transition bond charges	44	48	—	—
Workers’ compensation	23	31	23	31
Recoverable energy costs – long-term	14	42	14	42
Property tax reconciliation	13	34	—	26
World Trade Center restoration costs	5	45	5	45
Other	147	134	135	124
Regulatory assets – long-term	9,337	7,683	8,661	7,097
Deferred derivative losses – current	164	190	140	151
Recoverable energy costs – current	—	13	—	—
Regulatory assets – current	164	203	140	151
Total Regulatory Assets	$9,501	$7,886	$8,801	$7,248
Regulatory liabilities
Allowance for cost of removal less salvage	$448	$422	$372	$350
Net unbilled revenue deferrals	104	136	104	136
World Trade Center settlement proceeds	62	—	62	—
Carrying charges on transmission and distribution net plant	38	28	14	5
Bonus depreciation	35	1	34	1
Property tax reconciliation	35	—	35	—
Long-term interest rate reconciliation	30	13	30	13
Energy efficiency programs	22	12	20	11
Gas line losses	21	—	21	—
New York State tax refund	20	30	20	30
Gain on sale of properties	14	28	14	28
Expenditure prudence proceeding	11	—	11	—
Other	137	118	124	109
Regulatory liabilities – long-term	977	788	861	683
Revenue decoupling mechanism	66	38	66	38
Refundable energy costs – current	51	117	12	90
Deferred derivative gains – current	1	4	1	3
Regulatory liabilities – current	118	159	79	131
Total Regulatory Liabilities	$1,095	$947	$940	$814

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

Effective March 31, 2009, the NYSPSC authorized CECONY to accrue unbilled electric, gas and steam revenues. At December 31, 2011, CECONY has deferred the net margin on the unbilled revenues for the future benefit of customers by recording a regulatory liability of $104 million for the difference between the unbilled revenues and energy cost liabilities. Also, $44 million of the regulatory asset established in 1989 for unbilled gas revenues and $91 million of deferred World Trade Center costs has been offset against the unbilled revenue regulatory liability.

Note C — Capitalization

Common Stock

At December 31, 2011 and 2010, Con Edison owned all of the issued and outstanding shares of common stock of the Utilities and the competitive energy businesses. CECONY owns 21,976,200 shares of Con Edison stock, which it purchased prior to 2001 in connection with Con Edison’s stock repurchase plan. CECONY presents in the financial statements the cost of the Con Edison stock it owns as a reduction of common shareholder’s equity.

Capitalization of Con Edison

The outstanding capitalization for each of the Companies is shown on its Consolidated Statement of Capitalization, and for Con Edison includes the Utilities’ outstanding preferred stock and debt.

Preferred Stock of CECONY

As of December 31, 2011, 1,915,319 shares of CECONY’s $5 Cumulative Preferred Stock (the “$5 Preferred”) and 375,626 shares of its Cumulative Preferred Stock ($100 par value) were outstanding.

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

Long-term Debt

Long-term debt maturing in the period 2012-2016 is as follows:

(millions of dollars)	Con Edison	CECONY
2012	$530	$525
2013	705	700
2014	481	475
2015	495	350
2016	731	650

The Utilities have issued $269 million of tax-exempt debt through the New York State Energy Research and Development Authority (NYSERDA) that currently bear interest at a rate determined weekly and is subject to tender by bondholders for purchase by the Utilities. In 2010, CECONY issued $225 million of tax-exempt debt that is subject to mandatory tender in 2012.

The carrying amounts and fair values of long-term debt are:

	December 31,
(millions of dollars)	2011		2010
Long-Term Debt (including current portion)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Con Edison	$10,673	$12,744	$10,676	$11,761
CECONY	$9,745	$11,593	$9,743	$10,680

Fair values of long-term debt have been estimated primarily using available market information.

At December 31, 2011 and 2010, long-term debt of Con Edison included $29 million and $32 million, respectively, of Transition Bonds issued in 2004 by O&R’s New Jersey utility subsidiary through a special purpose entity.

Significant Debt Covenants

The significant debt covenants under the financing arrangements for the notes of Con Edison and the debentures of CECONY are obligations to pay principal and interest when due, covenants not to consolidate with or merge into any other corporation unless certain conditions are met and, for Con Edison’s notes, covenants that Con Edison shall continue its utility business in New York City and shall not permit Con Edison’s ratio of consolidated debt to consolidated capital to exceed 0.675 to 1. Con Edison’s notes are also subject to cross default provisions with respect to other indebtedness of Con Edison or its material subsidiaries having a then outstanding principal balance in excess of $100 million. CECONY’s debentures have no cross default provisions. The tax-exempt financing arrangements of the Utilities are subject to covenants for the CECONY debentures discussed above and the covenants discussed below. The Companies believe that they were in compliance with their significant debt covenants at December 31, 2011.

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

Note D — Short-Term Borrowing

In October 2011, Con Edison and the Utilities entered into a Credit Agreement (Credit Agreement), under which banks are committed to provide loans and letters of credit on a revolving credit basis, and terminated their Amended and Restated Credit Agreement (Prior Credit Agreement) which was to expire in June 2012. Under the Credit Agreement, which expires in October 2016, there is a maximum of $2.25 billion of credit available, with the full amount available to CECONY and $1 billion available to Con Edison, including up to $1.2 billion of letters of credit. The Credit Agreement supports the Companies’ commercial paper programs. The Companies have not borrowed under the Credit Agreement. At December 31, 2011 and 2010, Con Edison and CECONY had no commercial paper outstanding.

The banks’ commitments under the Credit Agreement are subject to certain conditions, including that there be no event of default. The commitments are not subject to maintenance of credit rating levels or the absence of a material adverse change. Upon a change of control of, or upon an event of default by one of the Companies, the banks may terminate their commitments with respect to that company, declare any amounts owed by that company under the Credit Agreement immediately due and payable and require that company to provide cash collateral relating to the letters of credit issued for it under the Credit Agreement. Events of default include the exceeding at any time of a ratio of consolidated debt to consolidated total capital of 0.65 to 1 (at December 31, 2011 this ratio was 0.48 to 1 for Con Edison and CECONY); having liens on its assets in an aggregate amount exceeding 5 percent of its consolidated total capital, subject to certain exceptions; and the failure, following any applicable notice period, to meet certain other customary covenants. Interest and fees charged for the revolving credit facilities and any loans made or letters of credit issued under the Credit Agreement reflect the Companies’ respective credit ratings.

At December 31, 2011 and 2010, $173 million (including $150 million for CECONY) and $197 million (including $145 million for CECONY) of letters of credit were outstanding under the Credit Agreement and Prior Credit Agreement, respectively.

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

Net Periodic Benefit Cost

The components of the Companies’ net periodic benefit costs for 2011, 2010, and 2009 were as follows:

	Con Edison			CECONY
(millions of dollars)	2011	2010	2009	2011	2010	2009
Service cost – including administrative expenses	$190	$168	$159	$177	$157	$149
Interest cost on projected benefit obligation	560	556	525	524	521	492
Expected return on plan assets	(734)	(704)	(691)	(698)	(670)	(659)
Amortization of net actuarial loss	530	425	299	501	401	271
Amortization of prior service costs	8	8	8	6	6	7
NET PERIODIC BENEFIT COST	$554	$453	$300	$510	$415	$260
Amortization of regulatory asset*	2	2	3	2	2	3
TOTAL PERIODIC BENEFIT COST	$556	$455	$303	$512	$417	$263
Cost capitalized	(185)	(157)	(109)	(172)	(146)	(98)
Cost deferred	(65)	(115)	(38)	(68)	(113)	(32)
Cost charged to operating expenses	$306	$183	$156	$272	$158	$133
*	Relates to an increase in CECONY’s pension obligation of $45 million from a 1999 special retirement program.

Funded Status

The funded status at December 31, 2011, 2010, and 2009 was as follows:

	Con Edison			CECONY
(millions of dollars)	2011	2010	2009	2011	2010	2009
CHANGE IN PROJECTED BENEFIT OBLIGATION
Projected benefit obligation at beginning of year	$10,307	$9,408	$9,383	$9,653	$8,803	$8,793
Service cost – excluding administrative expenses	186	160	158	174	149	147
Interest cost on projected benefit obligation	560	556	525	524	521	492
Plan amendments	—	6	5	—	—	—
Net actuarial (gain)/loss	1,251	636	(215)	1,166	607	(216)
Benefits paid	(479)	(459)	(448)	(445)	(427)	(413)
PROJECTED BENEFIT OBLIGATION AT END OF YEAR	$11,825	$10,307	$9,408	$11,072	$9,653	$8,803
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year	$7,721	$6,877	$5,836	$7,340	$6,544	$5,562
Actual return on plan assets	37	888	1,220	33	846	1,166
Employer contributions	542	443	291	498	404	249
Benefits paid	(479)	(459)	(448)	(445)	(427)	(413)
Administrative expenses	(21)	(28)	(22)	(20)	(27)	(20)
FAIR VALUE OF PLAN ASSETS AT END OF YEAR	$7,800	$7,721	$6,877	$7,406	$7,340	$6,544
FUNDED STATUS	$(4,025)	$(2,586)	$(2,531)	$(3,666)	$(2,313)	$(2,259)
Unrecognized net loss	5,351	3,915	3,868	5,063	3,716	3,666
Unrecognized prior service costs	30	38	40	16	22	28
Accumulated benefit obligation	10,595	9,319	8,598	9,876	8,694	8,015

The increase in the pension plan’s projected benefit obligation was a primary driver in the increased pension liability at Con Edison and CECONY of $1,439 million and $1,353 million, respectively, compared with December 31, 2010. For Con Edison, this increase in pension liability resulted in an increase to regulatory assets of $1,402 million for unrecognized net losses and unrecognized prior service costs associated with the Utilities consistent with the accounting rules for regulated operations and a debit to OCI of $15 million (net of taxes) for the unrecognized net losses and unrecognized prior service costs associated with the competitive energy businesses and O&R’s New Jersey and Pennsylvania utility subsidiaries.

For CECONY, the increase in pension liability resulted in an increase to regulatory assets of $1,338 million for unrecognized net losses and unrecognized prior service costs consistent with the accounting rules for regulated operations associated with the Utilities and a debit to OCI of $2 million for unrecognized net losses and unrecognized prior service costs associated with the competitive energy businesses.

A portion of the estimated net loss and prior service cost for the pension plan, equal to $703 million and $8 million, respectively, will be amortized from accumulated OCI and the regulatory asset into net periodic benefit cost over the next year for Con Edison. Included in these amounts are $665 million and $6 million, respectively, for CECONY.

At December 31, 2011 and 2010, Con Edison’s investments include $129 million and $119 million, respectively, held in external trust accounts for benefit payments pursuant to the supplemental retirement plans. Included in these amounts for CECONY were $120 million and $109 million, respectively. See Note P. The accumulated benefit obligations for the supplemental retirement plans for Con Edison and CECONY were $208 million and $171 million as of December 31, 2011 and $192 million and $158 million as of December 31, 2010, respectively.

Assumptions

The actuarial assumptions were as follows:

	2011	2010	2009
Weighted-average assumptions used to determine benefit obligations at December 31:
Discount rate	4.70%	5.60%	6.05%
Rate of compensation increase
– CECONY	4.35%	4.35%	4.00%
– O&R	4.25%	4.25%	4.00%
Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31:
Discount rate	5.60%	6.05%	5.75%
Expected return on plan assets	8.50%	8.50%	8.50%
Rate of compensation increase
– CECONY	4.35%	4.00%	4.00%
– O&R	4.25%	4.00%	4.00%

The expected return assumption reflects anticipated returns on the plan’s current and future assets. The Companies’ expected return was based on an evaluation of the current environment, market and economic outlook, relationships between the economy and asset class performance patterns, and recent and long-term trends in asset class performance. The projections were based on the plan’s target asset allocation.

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
Expected Benefit Payments

Based on current assumptions, the Companies expect to make the following benefit payments over the next ten years:

(millions of dollars)	2012	2013	2014	2015	2016	2017-2021
Con Edison	$525	$552	$579	$604	$629	$3,487
CECONY	489	515	539	563	586	3,253

Expected Contributions

Based on estimates as of December 31, 2011, the Companies expect to make contributions to the pension plan during 2012 of $759 million (of which $707 million is to be contributed by CECONY). The Companies’ policy is to fund their accounting cost to the extent tax deductible.

Plan Assets

The asset allocations for the pension plan at the end of 2011, 2010, and 2009, and the target allocation for 2012 are as follows:

	Target Allocation Range	Plan Assets at December 31
Asset Category	2012	2011	2010	2009
Equity Securities	55% - 65%	61%	67%	67%
Debt Securities	27% - 33%	32%	28%	28%
Real Estate	8% - 12%	7%	5%	5%
Total	100%	100%	100%	100%

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

The investment objectives of the Con Edison pension plan are to maintain a level and form of assets adequate to meet benefit obligations to participants, to achieve the expected long-term total return on the trust assets within a prudent level of risk and maintain a level of volatility that is not expected to have a material impact on the Company’s expected contribution and expense or the Company’s ability to meet plan obligations. The assets of the plan have no significant concentration of risk in one country (other than the United States), industry or entity.

The strategic asset allocation is intended to meet the objectives of the pension plan by diversifying its funds across asset classes, investment styles and fund managers. An asset/liability study typically is conducted every few years to determine whether the current strategic asset allocation continues to represent the appropriate balance of expected risk and reward for the plan to meet expected liabilities. Each study considers the investment risk of the asset allocation and determines the optimal asset allocation for the plan. The target asset allocation for 2012 reflects the results of such a study conducted in 2011.

Individual fund managers operate under written guidelines provided by Con Edison, which cover such areas as investment objectives, performance measurement, permissible investments, investment restrictions, trading and execution, and communication and reporting requirements. Con Edison management regularly monitors, and the named fiduciaries review and report to the Committee regarding, asset class performance, total fund performance, and compliance with asset allocation guidelines. Management changes fund managers and rebalances the portfolio as appropriate. At the direction of the named fiduciaries, such changes are reported to the Committee.

Assets measured at fair value on a recurring basis are summarized below under a three-level hierarchy established by the accounting rules which define the levels within the hierarchy as follows:

•	Level 1 – Consists of fair value measurements whose value is based on quoted prices in active markets for identical assets or liabilities.

•	Level 2 – Consists of fair value measurements whose value is based on significant other observable inputs.

•	Level 3 – Consists of fair value measurements whose value is based on significant unobservable inputs.

The fair values of the pension plan assets at December 31, 2011 by asset category are as follows:

(millions of dollars)	Level 1	Level 2	Level 3	Total
U.S. Equity(a)	$2,506	$—	$—	$2,506
International Equity (b)	1,904	637	—	2,541
U.S. Government Issues(c)	—	1,618	—	1,618
Corporate Bonds(d)	—	668	94	762
Structured Assets(e)	—	—	13	13
Other Fixed Income(f)	—	67	29	96
Real Estate(g)	—	—	572	572
Cash and Cash Equivalents(h)	13	395	—	408
Total investments	$4,423	$3,385	$708	$8,516
Funds for retiree health benefits(i)	(174)	(134)	(28)	(336)
Investments (excluding funds for retiree health benefits)	$4,249	$3,251	$680	$8,180
Pending activities(j)				(380)
Total fair value of plan net assets				$7,800

(a)	U.S. Equity includes both actively- and passively-managed assets with investments in domestic equity index funds and actively-managed small-capitalization equities.

(b)	International Equity includes international equity index funds and actively-managed international equities.
(c)	U.S. Government Issues include agency and treasury securities.
(d)	Corporate Bonds classified as Level 3 include 144A illiquid securities.
(e)	Structured Assets are measured using broker quotes and investment manager proprietary models and include commercial-mortgage-backed securities and collateralized mortgage obligations.
(f)	Other Fixed Income includes municipal bonds, sovereign debt and regional governments.
(g)	Real Estate investments include real estate funds based on appraised values that are broadly diversified by geography and property type.
(h)	Cash and Cash Equivalents include short term investments, money markets, foreign currency and cash collateral.
(i)	The Companies set aside funds for retiree health benefits through a separate account within the pension trust, as permitted under Section 401(h) of the Internal Revenue Code of 1986, as amended. In accordance with the Code, the plan’s investments in the 401(h) account may not be used for, or diverted to, any purpose other than providing health benefits for retirees. The net assets held in the 401(h) account are calculated based on a pro-rata percentage allocation of the net assets in the pension plan. The related obligations for health benefits are not included in the pension plan’s obligations and are included in the Companies’ other postretirement benefit obligation. See Note F.
(j)	Pending activities include security purchases and sales that have not settled, interest and dividends that have not been received and reflects adjustments for available estimates at year end.

The table below provides a reconciliation of the beginning and ending net balances for assets at December 31, 2011 classified as Level 3 in the fair value hierarchy.

(millions of dollars)	Beginning Balance as of January 1, 2011	Assets Still Held at Reporting Date – Unrealized Gains/(Losses)	Assets Sold During the Period – Realized Gains	Purchases Sales and Settlements	Ending Balance as of December 31, 2011
Corporate Bonds	$129	$(9)	$11	$(37)	$94
Structured Assets	87	(1)	2	(75)	13
Other Fixed Income	66	(1)	3	(39)	29
Real Estate	398	65	—	109	572
Total investments	$680	$54	$16	$(42)	$708
Funds for retiree health benefits	(30)	3	1	(2)	(28)
Investments (excluding funds for retiree health benefits)	$650	$57	$17	$(44)	$680

The fair values of the pension plan assets at December 31, 2010 by asset category are as follows:

(millions of dollars)	Level 1	Level 2	Level 3	Total
U.S. Equity(a)	$3,935	$—	$—	$3,935
International Equity(b)	1,249	234	—	1,483
U.S. Government Issues(c)	—	1,300	—	1,300
Corporate Bonds(d)	—	571	129	700
Structured Assets(e)	—	—	87	87
Other Fixed Income(f)	—	31	66	97
Real Estate(g)	—	—	398	398
Cash and Cash Equivalents(h)	3	232	—	235
Total investments	$5,187	$2,368	$680	$8,235
Funds for retiree health benefits(i)	(226)	(103)	(30)	(359)
Investments (excluding funds for retiree health benefits)	$4,961	$2,265	$650	$7,876
Pending activities(j)				(155)
Total fair value of plan net assets				$7,721

(a)	U.S. Equity includes both actively- and passively-managed assets with investments in domestic equity index funds, actively-managed small-capitalization equities, rights and warrants.
(b)	International Equity includes international equity index funds, actively-managed international equities, rights and warrants.
(c)	U.S. Government Issues include agency and treasury securities.
(d)	Corporate Bonds held in institutional mutual funds which are measured at Net Asset Value (NAV) are classified as Level 3.
(e)	Structured Assets are measured using broker quotes and investment manager proprietary models and include commercial-mortgage-backed securities, collateralized mortgage obligations and asset-backed securities.
(f)	Other Fixed Income includes emerging market debt valued using broker quotes, municipal bonds, sovereign debt, regional governments and government agencies.
(g)	Real Estate investments include real estate funds based on appraised values that are broadly diversified by geography and property type.
(h)	Cash and Cash Equivalents include short term investments, money markets and foreign currency.
(i)	The Companies set aside funds for retiree health benefits through a separate account within the pension trust, as permitted under Section 401(h) of the Internal Revenue Code of 1986, as amended. In accordance with the Code, the plan’s investments in the 401(h) account may not be used for, or diverted to, any purpose other than providing health benefits for retirees. The net assets held in the 401(h) account are calculated based on a pro-rata percentage allocation of the net assets in the pension plan. The related obligations for health benefits are not included in the pension plan’s obligations and are included in the Companies’ other postretirement benefit obligation. See Note F.
(j)	Pending activities include security purchases and sales that have not settled, interest and dividends that have not been received and reflects adjustments for available estimates at year end.

The table below provides a reconciliation of the beginning and ending net balances for assets at December 31, 2010 classified as Level 3 in the fair value hierarchy.

(millions of dollars)	Beginning Balance as of January 1, 2010	Assets Still Held at Reporting Date – Unrealized Gains/(Losses)	Assets Sold During the Period – Realized Gains/(Losses)	Purchases Sales and Settlements	Ending Balance as of December 31, 2010
U.S. Equity	$—	$—	$—	$—	$—
International Equity	1	1	(1)	(1)	—
Corporate Bonds	143	(3)	9	(20)	129
Structured Assets	91	15	(6)	(13)	87
Other Fixed Income	46	—	2	18	66
Swaps	(3)	2	(1)	2	—
Real Estate	344	47	—	7	398
Total investments	$622	62	3	(7)	$680
Funds for retiree health benefits	(28)	(3)	(2)	3	(30)
Investments (excluding funds for retiree health benefits)	$594	$59	$1	$(4)	$650

The Companies also offer a defined contribution savings plan that covers substantially all employees and made contributions to the plan as follows:

	For the Years Ended December 31
(millions of dollars)	2011	2010	2009
Con Edison	$23	$19	$19
CECONY	21	17	17

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

Net Periodic Benefit Cost

The components of the Companies’ net periodic postretirement benefit costs for 2011, 2010, and 2009 were as follows:

	Con Edison			CECONY
(millions of dollars)	2011	2010	2009	2011	2010	2009
Service cost	$26	$24	$22	$20	$19	$18
Interest cost on accumulated other postretirement benefit obligation	83	91	95	72	80	84
Expected return on plan assets	(88)	(86)	(86)	(78)	(78)	(78)
Amortization of net actuarial loss	88	92	74	80	85	65
Amortization of prior service cost	(10)	(12)	(12)	(11)	(14)	(14)
Amortization of transition obligation	4	3	3	4	3	3
NET PERIODIC POSTRETIREMENT BENEFIT COST	$103	$112	$96	$87	$95	$78
Cost capitalized	(35)	(39)	(35)	(29)	(33)	(29)
Cost charged	14	4	3	13	1	1
Cost charged to operating expenses	$82	$77	$64	$71	$63	$50

Funded Status

The funded status of the programs at December 31, 2011, 2010, and 2009 were as follows:

	Con Edison			CECONY
(millions of dollars)	2011	2010	2009	2011	2010	2009
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year	$1,642	$1,697	$1,702	$1,426	$1,495	$1,495
Service cost	25	24	22	20	19	18
Interest cost on accumulated postretirement benefit obligation	83	91	95	72	80	84
Net actuarial loss/(gain)	109	(68)	(14)	86	(77)	(3)
Benefits paid and administrative expenses	(144)	(138)	(141)	(132)	(126)	(130)
Participant contributions	33	29	26	32	28	25
Medicare prescription benefit	8	7	7	7	7	6
BENEFIT OBLIGATION AT END OF YEAR	$1,756	$1,642	$1,697	$1,511	$1,426	$1,495
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year	$942	$866	$737	$839	$777	$668
Actual return on plan assets	20	89	153	19	78	137
Employer contributions	84	96	86	74	85	73
Participant contributions	33	29	26	32	28	25
Benefits paid	(132)	(138)	(136)	(124)	(129)	(126)
FAIR VALUE OF PLAN ASSETS AT END OF YEAR	$947	$942	$866	$840	$839	$777
FUNDED STATUS	$(809)	$(700)	$(831)	$(671)	$(587)	$(718)
Unrecognized net loss	563	483	646	496	601	728
Unrecognized prior service costs	(1)	(10)	(23)	(15)	(40)	(54)
Unrecognized net transition liability at January 1, 1993	4	7	11	4	11	15

The increase in the value of other postretirement benefit plan obligation was a primary driver in the increased liability for other postretirement benefits at Con Edison and CECONY of $109 million and $84 million respectively, compared with December 31, 2010. For Con Edison, this increased liability resulted in an increase to regulatory assets of $79 million for unrecognized net losses and unrecognized prior service costs associated with the Utilities consistent with the accounting rules for regulated operations and a debit to OCI of $3 million (net of taxes) for the unrecognized net losses and unrecognized prior service costs associated with the competitive energy businesses and O&R’s New Jersey and Pennsylvania utility subsidiaries.

For CECONY, the increase in liability resulted in an increase to regulatory assets of $64 million for unrecognized net losses and unrecognized prior service costs associated with the company consistent with the accounting rules for regulated operations and an immaterial change to OCI for unrecognized net losses and unrecognized prior service costs associated with the competitive energy businesses.

A portion of the estimated net loss, prior service costs and transition obligation for the other postretirement benefits, equal to $97 million, $(6) million and $4 million, respectively, will be amortized from accumulated OCI and the regulatory asset into net periodic benefit cost over the next year for Con Edison. Included in these amounts are $86 million, $(8) million and $4 million, respectively, for CECONY.

Assumptions

The actuarial assumptions were as follows:

	2011	2010	2009
Weighted-average assumptions used to determine benefit obligations at December 31:
Discount Rate	4.55%	5.40%	5.95%
Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31:
Discount Rate	5.40%	5.95%	5.75%
Expected Return on Plan Assets
Tax-Exempt	8.50%	8.50%	8.50%
Taxable
CECONY	7.50%	7.50%	7.50%
O&R	8.00%	8.00%	8.00%

Refer to Note E for descriptions of the basis for determining the expected return on assets, investment policies and strategies, and the assumed discount rate.

The health care cost trend rate used to determine net periodic benefit cost for the year ended December 31, 2011 was 6.0 percent, which is assumed to decrease gradually to 4.5 percent by 2014 and remain at that level thereafter. The health care cost trend rate used to determine benefit obligations as of December 31, 2011 was 6.0 percent, which is assumed to decrease gradually to 4.5 percent by 2018 and remain at that level thereafter.

A one-percentage point change in the assumed health care cost trend rate would have the following effects at December 31, 2012:

	Con Edison		CECONY
	1-Percentage-Point
(millions of dollars)	Increase	Decrease	Increase	Decrease
Effect on accumulated other postretirement benefit obligation	$8	$(5)	$(25)	$22
Effect on service cost and interest cost components for 2011	1	(1)	(1)	1

Expected Benefit Payments

Based on current assumptions, the Companies expect to make the following benefit payments over the next ten years:

(millions of dollars)	2012	2013	2014	2015	2016	2017-2021
GROSS BENEFIT PAYMENTS
Con Edison	$122	$124	$126	$128	$128	$640
CECONY	110	112	113	114	114	559
MEDICARE PRESCRIPTION BENEFIT RECEIPTS
Con Edison	$12	$13	$14	$15	$16	$94
CECONY	11	12	13	14	14	85

Expected Contributions

Based on estimates as of December 31, 2011, Con Edison expects to make a contribution of $100 million, including $86 million for CECONY, to the other postretirement benefit plans in 2012.

Plan Assets

The asset allocations for CECONY’s other postretirement benefit plans at the end of 2011, 2010, and 2009, and the target allocation for 2012 are as follows:

	Target Allocation Range	Plan Assets at December 31
Asset Category	2012	2011	2010	2009
Equity Securities	57% - 73%	62%	67%	66%
Debt Securities	26% -44%	38%	33%	34%
Total	100%	100%	100%	100%

Con Edison has established postretirement health and life insurance benefit plan trusts for the investment of assets to be used for the exclusive purpose of providing other postretirement benefits to participants and beneficiaries.

Refer to Note E for a discussion of Con Edison’s investment policy for its benefit plans.

The fair values of the plan assets at December 31, 2011 by asset category (see description of levels in Note E) are as follows:

(millions of dollars)	Level 1	Level 2	Level 3	Total
U.S. Equity(a)	$115	$162	$—	$277
International Equity(b)	—	104	—	104
Other Fixed Income(c)	—	207	—	207
Cash and Cash Equivalents(d)	—	18	—	18
Total investments	$115	$491	$—	$606
Funds for retiree health benefits(e)	174	134	28	336
Investments (including funds for retiree health benefits)	$289	$625	$28	$942
Pending activities(f)				5
Total fair value of plan net assets				$947

(a)	U.S. Equity includes both actively- and passively-managed assets with investments in domestic equity index funds and commingled funds.
(b)	International Equity includes commingled international equity funds.
(c)	Other Fixed Income includes commingled funds, which are valued at Net Asset Value (NAV).
(d)	Cash and Cash Equivalents include short term investments and money markets.
(e)	The Companies set aside funds for retiree health benefits through a separate account within the pension trust, as permitted under Section 401(h) of the Internal Revenue Code of 1986, as amended. In accordance with the Code, the plan’s investments in the 401(h) account may not be used for, or diverted to, any purpose other than providing health benefits for retirees. The net assets held in the 401(h) account are calculated based on a pro-rata percentage allocation of the net assets in the pension plan. The related obligations for health benefits are not included in the pension plan’s obligations and are included in the Companies’ other postretirement benefit obligation. See Note E.
(f)	Pending activities include security purchases and sales that have not settled, interest and dividends that have not been received, and reflects adjustments for available estimates at year end.

The table below provides a reconciliation of the beginning and ending net balances for assets at December 31, 2011 classified as Level 3 in the fair value hierarchy.

(millions of dollars)	Beginning Balance as of January 1, 2011	Assets Still Held at Reporting Date – Unrealized Gains (Losses)	Assets Sold During the Period – Realized (Losses)	Purchases Sales and Settlements	Transfers Out of Level 3	Ending Balance as of December 31, 2011
Other Fixed Income	$189	$—	$—	$—	$(189)	$—
Insurance Contracts	—	—	—	—	—	—
Total investments	$189	—	—	—	(189)	$—
Funds for retiree health benefits	30	(3)	(1)	2	—	28
Investments (including funds for retiree health benefits)	$219	$(3)	$(1)	$2	$(189)	$28

The fair values of the plan assets at December 31, 2010 by asset category (see description of levels in Note E) are as follows:

(millions of dollars)	Level 1	Level 2	Level 3	Total
U.S. Equity(a)	$118	$172	$—	$290
International Equity(b)	—	107	—	107
Other Fixed Income(c)	—	—	189	189
Cash and Cash Equivalents(d)	—	11	—	11
Total investments	$118	$290	$189	$597
Funds for retiree health benefits(e)	226	103	30	359
Investments (including funds for retiree health benefits)	$344	$393	$219	$956
Pending activities(f)				(14)
Total fair value of plan net assets				$942

(a)	U.S. Equity includes both actively- and passively-managed assets with investments in domestic equity index funds and commingled funds.
(b)	International Equity includes commingled international equity funds.
(c)	Other Fixed Income includes commingled funds, which are valued at Net Asset Value (NAV).
(d)	Cash and Cash Equivalents include short term investments and money markets.
(e)	The Companies set aside funds for retiree health benefits through a separate account within the pension trust, as permitted under Section 401(h) of the Internal Revenue Code of 1986, as amended. In accordance with the Code, the plan’s investments in the 401(h) account may not be used for, or diverted to, any purpose other than providing health benefits for retirees. The net assets held in the 401(h) account are calculated based on a pro-rata percentage allocation of the net assets in the pension plan. The related obligations for health benefits are not included in the pension plan’s obligations and are included in the Companies’ other postretirement benefit obligation. See Note E.
(f)	Pending activities include security purchases and sales that have not settled, interest and dividends that have not been received, and reflects adjustments for available estimates at year end.

The table below provides a reconciliation of the beginning and ending net balances for assets at December 31, 2010 classified as Level 3 in the fair value hierarchy.

(millions of dollars)	Beginning Balance as of January 1, 2010	Assets Still Held at Reporting Date – Unrealized Gains/(Losses)	Assets Sold During the Period – Realized Gains/(Losses)	Purchases Sales and Settlements	Ending Balance as of December 31, 2010
Other Fixed Income	$173	$11	$1	$4	$189
Insurance Contracts	8	—	(1)	(7)	—
Total investments	$181	$11	$—	$(3)	$189
Funds for retiree health benefits	28	3	2	(3)	30
Investments (including funds for retiree health benefits)	$209	$14	$2	$(6)	$219

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

The accrued liabilities and regulatory assets related to Superfund Sites at December 31, 2011 and 2010 were as follows:

	Con Edison		CECONY
(millions of dollars)	2011	2010	2011	2010
Accrued Liabilities:
Manufactured gas plant sites	$422	$446	$307	$327
Other Superfund Sites	67	66	66	65
Total	$489	$512	$373	$392
Regulatory assets	$681	$695	$564	$574

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

Environmental remediation costs incurred and insurance recoveries received related to Superfund Sites at December 31, 2011 and 2010 were as follows:

	Con Edison		CECONY
(millions of dollars)	2011	2010	2011	2010
Remediation costs incurred	$39	$39	$35	$36
Insurance recoveries received*	—	1	—	1

*	Reduced amount deferred for recovery from customers

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

Asbestos Proceedings

Suits have been brought in New York State and federal courts against the Utilities and many other defendants, wherein a large number of plaintiffs sought large amounts of compensatory and punitive damages for deaths and injuries allegedly caused by exposure to asbestos at various premises of the Utilities. The suits that have been resolved, which are many, have been resolved without any payment by the Utilities, or for amounts that were not, in the aggregate, material to them. The amounts specified in all the remaining thousands of suits total billions of dollars; however, the Utilities believe that these amounts are greatly exaggerated, based on the disposition of previous claims. In 2010, CECONY estimated that its aggregate undiscounted potential liability for these suits and additional suits that may be brought over the next 15 years is $10 million. The estimate was based upon a combination of modeling, historical data analysis and risk factor assessment. Actual experience may be materially different. In addition, certain current and former employees have claimed or are claiming workers’ compensation benefits based on alleged disability from exposure to asbestos. Under its current rate agreements, CECONY is permitted to defer as regulatory assets (for subsequent recovery through rates) costs incurred for its asbestos lawsuits and workers’ compensation claims. The accrued liability for asbestos suits and workers’ compensation proceedings (including those related to asbestos exposure) and the amounts deferred as regulatory assets for the Companies at December 31, 2011 and 2010 were as follows:

	Con Edison		CECONY
(millions of dollars)	2011	2010	2011	2010
Accrued liability – asbestos suits	$10	$10	$10	$10
Regulatory assets – asbestos suits	$10	$10	$10	$10
Accrued liability – workers’ compensation	$98	$106	$93	$101
Regulatory assets – workers’ compensation	$23	$31	$23	$31

Note H — Other Material Contingencies

Manhattan Steam Main Rupture

In July 2007, a CECONY steam main located in midtown Manhattan ruptured. It has been reported that one person died and others were injured as a result of the incident. Several buildings in the area were damaged. Debris from the incident included dirt and mud containing asbestos. The response to the incident required the closing of several buildings and streets for various periods. Approximately 93 suits are pending against the company seeking generally unspecified compensatory and, in some cases, punitive damages, for personal injury, property damage and business interruption. The company has not accrued a liability for the suits. The company has notified its insurers of the incident and believes that the policies in force at the time of the incident will cover most of the company’s costs, which the company is unable to estimate, but which could be substantial, to satisfy its liability to others in connection with the incident.

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

CECONY is also investigating the September 2010 arrest of a retired employee (who has since been convicted of participating in a bribery scheme in which the employee received payments from two companies that supplied materials to the company) and the January 2011 arrest of an employee (for accepting kickbacks from an engineering firm that performed work for the company). CECONY has provided information to governmental authorities in connection with their ongoing investigations of these matters.

The company, based upon its evaluation of its internal controls for 2011 and previous years, believes that the controls were effective to provide reasonable assurance that its financial statements have been fairly presented, in all material respects, in conformity with generally accepted accounting principles. Because the company’s investigations are ongoing, the company is unable to predict the impact of any of the employees’ unlawful conduct on the company’s internal controls, business, results of operations or financial position.

Other Contingencies

See “Lease In/Lease Out Transactions” in Note J.

Guarantees

Con Edison and its subsidiaries enter into various agreements providing financial or performance assurance primarily to third parties on behalf of their subsidiaries. Maximum amounts guaranteed by Con Edison totaled $760 million and $859 million at December 31, 2011 and 2010, respectively.

A summary, by type and term, of Con Edison’s total guarantees at December 31, 2011 is as follows:

Guarantee Type	0 – 3 years	4 – 10 years	> 10 years	Total
	(millions of dollars)
Energy transactions	$640	$3	$63	$706
Intra-company guarantees	15	—	1	16
Other guarantees	25	13	—	38
TOTAL	$680	$16	$64	$760

Energy Transactions – Con Edison guarantees payments on behalf of its competitive energy businesses in order to facilitate physical and financial transactions in gas, pipeline capacity, transportation, oil, electricity and energy services. To the extent that liabilities exist under the contracts subject to these guarantees, such liabilities are included in Con Edison’s consolidated balance sheet.

Intra-company Guarantees – Con Edison guarantees electricity sales made by Con Edison Energy and Con Edison Solutions to O&R and CECONY.

Other Guarantees – Con Edison also guarantees the following:

•

$13 million relates to guarantees issued by Con Edison to CECONY covering a former Con Edison subsidiary’s lease payment to use CECONY’s conduit system in accordance with a tariff approved by the NYSPSC and a guarantee issued by Con Edison to a landlord to guarantee the former subsidiary’s obligations under a building lease. The former subsidiary is obligated to reimburse Con Edison for any payments made under these guarantees. This obligation is fully secured by letters of credit;

•

$25 million for guarantees provided by Con Edison to Travelers Insurance Company for indemnity agreements for surety bonds in connection with energy service projects performed by Con Edison Solutions; and

•

Con Edison, on behalf of Con Edison Solutions, as a retail electric provider, issued a guarantee to the Public Utility Commission of Texas with no specified limitation on the amount guaranteed, covering the payment of all obligations of a retail electric provider. Con Edison’s estimate of the maximum potential obligation is $5 million as of December 31, 2011.

Note I — Electricity Purchase Agreements

CECONY has long-term electricity purchase agreements with non-utility generators and others for generating capacity. The company recovers its purchased power costs in accordance with provisions approved by the NYSPSC. See “Recoverable Energy Costs” in Note A.

At December 31, 2011, the significant terms of the electricity purchase agreements were as follows:

Facility	Equity Owner	Plant Output (MW)	Contracted Output (MW)		Contract Start Date	Contract Term (Years)
Indian Point	Entergy Nuclear Power Marketing, LLC	1,299	350	*	August 2001	16
Independence	Sithe/Independence Power Partners, LP	1,254	691		November 1994	20
Linden Cogeneration	Cogen Technologies Linden Venture, LP	1,035	624		May 1992	25
Astoria Energy	Astoria Energy, LLC	640	500		May 2006	10
Selkirk	Selkirk Cogen Partners, LP	446	265		September 1994	20
Brooklyn Navy Yard	Brooklyn Navy Yard Cogeneration Partners, LP	322	274		November 1996	40
Indeck Corinth	Indeck Energy Services of Corinth, Inc.	147	131		July 1995	20

*	Contracted output will increase to 500 MW in 2013.

Assuming performance by the parties to the electricity purchase agreements, CECONY is obligated over the terms of the agreements to make capacity and other fixed payments.

For the years 2012 through 2016, the capacity and other fixed payments under the contracts are estimated to be as follows:

(millions of dollars)	2012	2013	2014	2015	2016
CECONY	$492	$491	$433	$221	$158

For energy delivered under most of the electricity purchase agreements, CECONY is obligated to pay variable prices. The company’s payments under the agreements for capacity, energy and other fixed payments in 2011, 2010, and 2009 were as follows:

	For the Years Ended December 31,
(millions of dollars)	2011	2010	2009
Linden Cogeneration	$379	$414	$395
Indian Point	238	524	620
Astoria Energy	225	223	192
Selkirk	209	185	175
Brooklyn Navy Yard	123	123	124
Independence	121	119	122
Indeck Corinth	77	68	68
Wheelabrator	—	—	10
Total	$1,372	$1,656	$1,706

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

Capital leases: For ratemaking purposes capital leases are treated as operating leases; therefore, in accordance with the accounting rules for regulated operations, the amortization of the leased asset is based on the rental payments recovered from customers. The following assets under capital leases are included in the Companies’ consolidated balance sheets at December 31, 2011 and 2010:

	Con Edison		CECONY
(millions of dollars)	2011	2010	2011	2010
UTILITY PLANT
Transmission	$1	$2	$1	$2
Common	8	11	6	11
TOTAL	$9	$13	$7	$13

The accumulated amortization of the capital leases for Con Edison and CECONY was $66 million and $65 million, respectively at December 31, 2011, and $59 million each at December 31, 2010.

The future minimum lease commitments for the above assets are as follows:

(millions of dollars)	Con Edison	CECONY
2012	$6	$6
2013	—	—
2014	1	1
2015	1	1
2016	—	—
All years thereafter	1	1
Total	9	9
Less: amount representing interest	2	2
Present value of net minimum lease payment	$7	$7

CECONY subleases one of its capital leases. The minimum rental to be received in the future under the non-cancelable sublease is $3 million.

Operating leases: The future minimum lease commitments under the Companies’ non-cancelable operating lease agreements are as follows:

(millions of dollars)	Con Edison	CECONY
2012	$50	$47
2013	52	49
2014	45	43
2015	14	11
2016	13	10
All years thereafter	89	77
Total	$263	$237

Lease In/Lease Out Transactions

In each of 1997 and 1999, Con Edison Development entered into a transaction in which it leased property and then immediately subleased it back to the lessor (termed “Lease In/Lease Out,” or LILO transactions). The transactions respectively involve electric generating and gas distribution facilities in the Netherlands, with a total investment of $259 million. The transactions were financed with $93 million of equity and $166 million of non-recourse, long-term debt secured by the underlying assets. In accordance with the accounting rules for leases, Con Edison is accounting for the two LILO transactions as leveraged leases. Accordingly, the company’s investment in these leases, net of non-recourse debt, is carried as a single amount in Con Edison’s consolidated balance sheet and income is recognized pursuant to a method that incorporates a level rate of return for those years when net investment in the lease is positive, based upon the after-tax cash flows projected at the inception of the leveraged leases. The company’s investment in these leveraged leases was $(55) million at December 31, 2011 and $(41) million at December 31, 2010 and is comprised of a $234 million gross investment less $289 million of deferred tax liabilities at December 31, 2011 and $235 million gross investment less $276 million of deferred tax liabilities at December 31, 2010.

On audit of Con Edison’s tax return for 1997, the IRS disallowed the tax losses in connection with the 1997 LILO transaction. In December 2005, Con Edison paid a $0.3 million income tax deficiency asserted by the IRS for the tax year 1997 with respect to the 1997 LILO transaction. In April 2006, the company paid interest of $0.2 million associated with the deficiency and commenced an action in the United States Court of Federal Claims, entitled Consolidated Edison Company of New York, Inc. v. United States, to obtain a refund of this tax payment and interest. A trial was completed in November 2007. In October 2009, the court issued a decision in favor of the company concluding that the 1997 LILO transaction was, in substance, a true lease that possessed economic substance, the loans relating to the lease constituted bona fide indebtedness, and the deductions for the 1997 LILO transactions claimed by the company in its 1997 federal income tax return are allowable. The IRS appealed the decision in December 2011.

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

Con Edison believes that its LILO transactions have been correctly reported, and has not recorded any reserve with respect to the disallowance of tax losses, or related interest, in connection with its LILO transactions. Con Edison’s estimated tax savings, reflected in its financial statements, from the two LILO transactions through December 31, 2011, in the aggregate, was $236 million. If Con Edison were required to repay all or a portion of these amounts, it would also be required to pay interest of up to $111 million net of tax at December 31, 2011.

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

Note K — Goodwill

In 2011 and 2010, Con Edison completed impairment tests for its goodwill of $406 million related to the O&R merger, and determined that it was not impaired. For the impairment test, $245 million and $161 million of the goodwill were allocated to CECONY and O&R, respectively. In 2011 and 2010, Con Edison completed impairment tests for the goodwill of $23 million related to two energy services companies acquired by Con Edison Solutions and an interest in a gas storage company acquired by Con Edison Development, and determined that the goodwill was not impaired.

Note L — Income Tax

The components of income tax are as follows:

	Con Edison			CECONY
(millions of dollars)	2011	2010	2009	2011	2010	2009
State
Current	$56	$23	$(12)	$53	$13	$(1)
Deferred	63	106	118	55	100	103
Federal
Current	53	(144)	16	43	(139)	42
Deferred	434	569	324	413	527	266
Amortization of investment tax credits	(6)	(6)	(6)	(6)	(6)	(6)
Total charge to income tax expense	$600	$548	$440	$558	$495	$404

The tax effects of temporary differences, which gave rise to deferred tax assets and liabilities, are as follows:

	Con Edison		CECONY
(millions of dollars)	2011	2010	2011	2010
Deferred tax liabilities:
Depreciation	$3,699	$3,083	$3,464	$2,915
Regulatory asset – future income tax	1,971	1,760	1,891	1,666
Unrecognized pension and other postretirement costs	2,554	1,775	2,255	1,686
State income tax	892	759	811	677
Capitalized overheads	536	508	470	444
Pension	682	625	709	638
Investment tax credits	55	61	52	58
Other	696	720	467	448
Total deferred tax liabilities	11,085	9,291	10,119	8,532
Deferred tax assets:
Unrecognized pension and other postretirement costs	2,554	1,775	2,255	1,686
Regulatory liability – future income tax	173	168	167	152
Other	1,061	741	933	623
Total deferred tax assets	3,788	2,684	3,355	2,461
Net deferred tax liabilities and investment tax credits	$7,297	$6,607	$6,764	$6,071
Deferred tax liabilities and investment tax credits – Non current	$7,563	$6,769	$6,921	$6,202
Deferred tax assets – Current	(266)	(162)	(157)	(131)
Total deferred tax liabilities and investment tax credits	$7,297	$6,607	$6,764	$6,071

Reconciliation of the difference between income tax expense and the amount computed by applying the prevailing statutory income tax rate to income before income taxes is as follows:

	Con Edison			CECONY
(% of Pre-tax income)	2011	2010	2009	2011	2010	2009
STATUTORY TAX RATE
Federal	35%	35%	35%	35%	35%	35%
Changes in computed taxes resulting from:
State income tax	5	5	5	5	5	6
Depreciation related differences	—	—	1	—	—	1
Cost of removal	(4)	(4)	(5)	(4)	(4)	(6)
Other	—	(1)	(3)	—	(1)	(2)
Effective Tax Rate	36%	35%	33%	36%	35%	34%

For federal income tax purposes, Con Edison has a net operating loss carryforward available from 2011 of $484 million, primarily as a result of accelerated depreciation, which if unused will expire in 2031. Con Edison has recorded a deferred tax asset for its loss carryforward, and no valuation allowance has been provided, as it is more likely than not that the deferred tax asset will be realized. Con Edison had a 2010 net operating loss for federal income tax purposes. In 2011, Con Edison received a refund using the 2010 net operating loss to offset a prior year’s taxable income.

For New York State income tax purposes, Con Edison has a net operating loss carryforward available from 2009 of $220 million, primarily as a result of repair allowance deductions discussed below. A deferred tax asset has been recognized for this New York State net operating loss that will not expire until 2029. A valuation allowance has not been provided; as it is more likely than not that the deferred tax asset will be realized.

Uncertain Tax Positions

Under the accounting rules for income taxes, an enterprise shall not recognize the tax benefit attributable to a tax position unless such position is more likely than not to be sustained upon examination by taxing authorities, including resolution of any related appeals and litigation processes, based solely on the technical merits of the position.

The IRS has essentially completed its field audits of the Con Edison’s federal income tax returns through 2010. Con Edison’s federal income tax returns for 1998 through 2010 reflect certain tax positions with which the IRS does not or may not agree. Any adjustments to federal income tax returns would result in changes to Con Edison’s New York state income tax returns. In addition, Con Edison’s New York state income tax returns for years beginning with 2006 remain open for examination.

The Companies’ 2010 and 2009 federal income tax returns reflect, among other things, an incremental current deduction for the costs of certain repairs to utility plant (the “repair allowance deductions”). Prior to 2009, Con Edison capitalized such costs and included these costs in depreciation expense in its federal income tax returns. At December 31, 2011, with respect to the repair allowance deductions, Con Edison recorded a liability for uncertain tax positions of $88 million ($85 million attributable to CECONY).

In August 2011, the IRS issued guidance regarding the use and evaluation of statistical samples and sampling estimates. This guidance provides a safe harbor method of determining whether certain expenditures for electric transmission and distribution property can be currently deducted for federal income tax purposes. No guidance was issued related to generation, gas, or steam property. At December 31, 2011, the Companies’ estimated liabilities for uncertain tax positions reflect their anticipated adoption of the new IRS guidance, which did not have a material impact on net income.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits for Con Edison and CECONY follows:

	Con Edison			CECONY
(millions of dollars)	2011	2010	2009	2011	2010	2009
Balance at the beginning of the year	$93	$86	$118	$79	$92	$108
Additions based on tax positions related to the current year	76	5	—	74	4	—
Additions based on tax positions of prior years	4	67	3	3	49	1
Reductions for tax positions of prior years	(43)	(4)	(21)	(42)	(4)	(5)
Settlements	—	(61)	(14)	—	(62)	(12)
Balance at the end of the year	$130	$93	$86	$114	$79	$92

At December 31, 2011, the Companies’ estimated liabilities for uncertain tax positions ($130 million for Con Edison and $114 million for CECONY) were classified on their respective consolidated balance sheets either as current liabilities ($67 million for Con Edison and $53 million for CECONY) or as a reduction to current deferred tax assets ($63 million for Con Edison and $62 million for CECONY). The Companies reasonably expect to resolve these uncertain tax positions with the IRS in the next 12 months.

The Companies recognize interest accrued related to the liability for uncertain tax positions in interest expense and would recognize penalties, if any, in operating expenses in the Companies’ consolidated income statements. In 2011, 2010 and 2009, the Companies recognized an immaterial amount of interest and no penalties for uncertain tax positions in their consolidated income statements. At December 31, 2011 and 2010, the Companies recognized an immaterial amount of interest and no penalties in their consolidated balance sheets.

At December 31, 2011, the total amount of unrecognized tax benefits that, if recognized, would affect the Companies’ effective tax rate is $11 million ($5 million attributable to CECONY).

Note M — Stock-Based Compensation

The Companies may compensate employees and directors with, among other things, stock options, restricted stock units and contributions to a discount stock purchase plan. The Stock Option Plan provided for awards of stock options to officers and employees for up to 10 million shares of Con Edison common stock. The Long Term Incentive Plan (LTIP), among other things, provides for awards of restricted stock units, stock options and, to Con Edison’s non-officer directors, deferred stock units for up to 10 million shares of common stock (of which not more than four million shares may be restricted stock or stock units).

Shares of Con Edison common stock used to satisfy the Companies’ obligations with respect to stock-based compensation may be new (authorized, but unissued) shares, treasury shares or shares purchased in the open market. The shares used during the period ended December 31, 2011 were treasury shares and new shares. The shares used during the period ended December 31, 2010 were new shares.

Under the accounting rules for stock compensation, the Companies have recognized the cost of stock-based compensation as an expense using a fair value measurement method. The following table summarizes stock-based compensation expense recognized by the Companies in the period ended December 31, 2011, 2010, and 2009:

	Con Edison			CECONY
(millions of dollars)	2011	2010	2009	2011	2010	2009
Restricted stock units	$3	$1	$1	$3	$1	$1
Performance-based restricted stock	48	27	20	44	25	19
Non-officer director deferred stock compensation	1	1	1	1	1	1
Total	$52	$29	$22	$48	$27	$21
Income Tax Benefit	$21	$12	$9	$20	$11	$9

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

The outstanding options are “equity awards” because shares of Con Edison common stock are delivered upon exercise of the options. As equity awards, the fair value of the options is measured at the grant date. There were no options granted in 2011 and 2010.

A summary of changes in the status of stock options awarded as of December 31, 2011 is as follows:

	Con Edison		CECONY
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at 12/31/10	2,935,250	$43.588	2,406,700	$43.652
Exercised	(1,999,975)	43.844	(1,656,575)	43.924
Forfeited	(8,250)	42.253	(9,250)	41.766
Outstanding at 12/31/11	927,025	$43.046	740,875	$43.066

The changes in the fair value of all outstanding options from their grant dates to December 31, 2011 and 2010 (aggregate intrinsic value) for Con Edison were $18 million. The changes in the fair value of all outstanding options from their grant dates to December 31, 2011 and 2010 (aggregate intrinsic value) for CECONY were $14 million. The aggregate intrinsic value of options exercised in 2011 and 2010 were $21 million and $15 million, respectively, and the cash received by Con Edison for payment of the exercise price was $88 million and $100 million, respectively. The weighted average remaining contractual life of options outstanding is three years as of December 31, 2011.

The following table summarizes stock options outstanding at December 31, 2011 for each plan year for the Companies:

	Con Edison			CECONY
Plan Year	Remaining Contractual Life	Options Outstanding/ Exercisable	Weighted Average Exercise Price	Options Outstanding/ Exercisable	Weighted Average Exercise Price
2006	4	323,950	$44.178	266,250	$44.211
2005	3	239,975	42.328	195,975	42.361
2004	2	216,600	44.018	161,650	44.029
2003	1	82,450	38.555	65,450	38.577
2002	1	64,050	42.510	51,550	42.510
Total		927,025	$43.046	740,875	$43.066

The income tax benefit Con Edison realized from stock options exercised in the period ended December 31, 2011 and 2010 was $2 million and $6 million, respectively. The income tax benefit Con Edison realized from stock options exercised in the period end December 31, 2009 was immaterial.

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

In accordance with the accounting rules for stock compensation, for outstanding restricted stock awards other than Performance RSUs or awards under the directors’ deferred compensation plan, the Companies have accrued a liability based on the market value of a common share on the grant date and are recognizing compensation expense over the vesting period. The vesting period for awards is three years and is based on the employee’s continuous service to Con Edison. Prior to vesting, the awards are subject to forfeiture in whole or in part under certain circumstances. The awards are “liability awards” because each restricted stock unit represents the right to receive, upon vesting, one share of Con Edison common stock, the cash value of a share or a combination thereof. As such, prior to vesting, changes in the fair value of the units are reflected in net income. A summary of changes in the status of restricted stock (other than Performance RSUs or awards under the directors’ deferred compensation plan) during the period ended December 31, 2011 is as follows:

	Con Edison		CECONY
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Non-vested at 12/31/10	66,359	$41.334	62,959	$41.332
Granted	22,620	50.720	21,420	50.720
Vested	(21,403)	39.705	(20,353)	39.706
Forfeited	(2,156)	43.276	(2,106)	43.246
Non-vested at 12/31/11	65,420	$45.049	61,920	$45.049

The total expense to be recognized by the Companies in future periods for unvested awards outstanding as of December 31, 2011 for Con Edison and CECONY was $2 million and is expected to be recognized over a weighted average period of one year.

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

2011
Risk-free interest rate	0.12% – 3.73%
Expected term	3 years
Expected volatility	16.37%

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

A summary of changes in the status of the Performance RSUs TSR portion during the period ended December 31, 2011 is as follows:

	Con Edison		CECONY
	Units	Weighted Average Grant Date Fair Value*	Units	Weighted Average Grant Date Fair Value*
Non-vested at 12/31/10	494,188	$37.844	407,861	$37.755
Granted	217,735	43.847	177,077	43.923
Vested	(210,763)	33.256	(174,712)	33.070
Forfeited	(26,643)	40.083	(22,847)	40.205
Non-vested at 12/31/11	474,517	$42.511	387,379	$42.542

*	Fair value is determined using the Monte Carlo simulation described above. Weighted average grant date fair value does not reflect any accrual or payment of dividends prior to vesting.

A summary of changes in the status of the Performance RSUs’ EIP portion during the period ended December 31, 2011 is as follows:

	Con Edison		CECONY
	Units	Weighted Average Grant Date Fair Value*	Units	Weighted Average Grant Date Fair Value*
Non-vested at 12/31/10	494,188	$42.591	407,861	$42.525
Granted	217,735	50.053	177,077	50.073
Vested	(210,763)	40.926	(174,712)	40.894
Forfeited	(26,643)	44.288	(22,847)	44.415
Non-vested at 12/31/11	474,517	$46.660	387,379	$46.599

*	Fair value is determined using the market price of one share of Con Edison common stock on the grant date. The market price has not been discounted to reflect that dividends do not accrue and are not payable on Performance RSUs until vesting.

The total expense to be recognized by Con Edison in future periods for unvested Performance RSUs outstanding as of December 31, 2011 is $37 million, including $30 million for CECONY and is expected to be recognized over a weighted average period of two years for both Con Edison and CECONY.

Con Edison has a deferred stock compensation plan for non-officer directors. Awards under the deferred compensation stock plan are covered by the LTIP. Each director received 1,687 stock units in 2011 for service as a director. These stock units are deferred until the director’s termination of service. Directors may elect to receive dividend equivalents earned on stock units in cash payments. Restricted stock units issued under the directors’ deferred compensation plan are considered “equity awards,” because they may only be settled in shares. Directors immediately vest in units issued to them. The fair value of the units is determined using the closing price of Con Edison’s common stock on the business day immediately preceding the date of issue. In the period ended December 31, 2011, approximately 28,497 units were issued at a weighted average grant date price of $54.06.

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

Participants in the plan immediately vest in shares purchased by them under the plan. The fair value of the shares of Con Edison common stock purchased under the plan was calculated using the average of the high and low composite sale prices at which shares were traded at the New York Stock Exchange on the trading day immediately preceding such purchase dates. During 2011, 2010, and 2009, 721,520, 738,951, and 868,622 shares were purchased under the Stock Purchase Plan at a weighted average price of $52.50, $45.52, and $38.15 per share, respectively.

Note N — Financial Information by Business Segment

The business segments of each of the Companies, which are its operating segments, were determined based on management’s reporting and decision-making requirements in accordance with the accounting rules for segment reporting.

Con Edison’s principal business segments are CECONY’s regulated utility activities, O&R’s regulated utility activities and Con Edison’s competitive energy businesses. CECONY’s principal business segments are its regulated electric, gas and steam utility activities.

All revenues of these business segments, excluding revenues earned by Con Edison Development on certain energy infrastructure projects, which are deemed to be immaterial, are from customers located in the United States of America. Also, all assets of the business segments, excluding certain investments in energy infrastructure projects by Con Edison Development ($234 million at December 31, 2011), are located in the United States of America. The accounting policies of the segments are the same as those described in Note A.

Common services shared by the business segments are assigned directly or allocated based on various cost factors, depending on the nature of the service provided.

The financial data for the business segments are as follows:

As of and for the Year Ended December 31, 2011 (millions of dollars)	Operating revenues	Inter-segment revenues	Depreciation and amortization	Operating income	Interest charges	Income tax expense	Total assets*	Construction expenditures
CECONY
Electric	$8,280	$12	$656	$1,695	$414	$481	$27,123	$1,354
Gas	1,521	5	110	295	78	43	5,518	335
Steam	683	79	63	93	42	43	2,577	89
Consolidation adjustments	—	(96)	—	—	—	—	—	—
Total CECONY	$10,484	$—	$829	$2,083	$534	$567	$35,218	$1,778
O&R
Electric	$641	$—	$35	$81	$20	$21	$1,755	$79
Gas	214	—	13	33	12	9	722	32
Other*	—	—	—	—	2	—	8	—
Total O&R	$855	$—	$48	$114	$34	$30	$2,485	$111
Competitive energy businesses	$1,617	$13	$7	$46	$(1)	$20	$856	$114
Other**	(18)	(13)	—	(4)	27	—	655	—
Total Con Edison	$12,938	$—	$884	$2,239	$594	$617	$39,214	$2,003

As of and for the Year Ended December 31, 2010 (millions of dollars)	Operating revenues	Inter-segment revenues	Depreciation and amortization	Operating income	Interest charges	Income tax expense	Total assets*	Construction expenditures
CECONY
Electric	$8,376	$12	$623	$1,549	$424	$371	$25,045	$1,421
Gas	1,541	5	102	310	82	91	5,095	334
Steam	656	74	62	63	43	29	2,465	111
Consolidation adjustments	—	(91)	—	—	—	—	—	—
Total CECONY	$10,573	$—	$787	$1,922	$549	$491	$32,605	$1,866
O&R
Electric	$692	$—	$32	$74	$22	$18	$1,630	$99
Gas	218	—	12	34	12	8	686	36
Other*	—	—	—	—	1	—	32	—
Total O&R	$910	$—	$44	$108	$35	$26	$2,348	$135
Competitive energy businesses	$1,883	$9	$9	$97	$(3)	$37	$828	$28
Other**	(41)	(9)	—	(7)	28	—	567	—
Total Con Edison	$13,325	$—	$840	$2,120	$609	$554	$36,348	$2,029

As of and for the Year Ended December 31, 2009 (millions of dollars)	Operating revenues	Inter-segment revenues	Depreciation and amortization	Operating income	Interest charges	Income tax expense	Total assets*	Construction expenditures
CECONY
Electric	$7,674	$12	$587	$1,368	$425	$300	$23,309	$1,596
Gas	1,701	5	98	309	82	90	4,796	339
Steam	661	73	59	39	46	12	2,356	122
Consolidation adjustments	—	(90)	—	—	—	—	—	—
Total CECONY	$10,036	$—	$744	$1,716	$553	$402	$30,461	$2,057
O&R
Electric	$648	$—	$30	$64	$18	$15	$1,525	$85
Gas	242	—	12	28	9	7	627	42
Other*	—	—	—	—	2	—	35	—
Total O&R	$890	$—	$42	$92	$29	$22	$2,187	$127
Competitive energy businesses	$2,147	$—	$5	$93	$—	$31	$751	$10
Other**	(41)	—	—	(3)	29	—	445	—
Total Con Edison	$13,032	$—	$791	$1,899	$611	$455	$33,844	$2,194

*	Includes amounts related to the RECO securitization.
**	Parent company expenses, primarily interest, and consolidation adjustments. Other does not represent a business segment.

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

Energy Price Hedging

Con Edison’s subsidiaries hedge market price fluctuations associated with physical purchases and sales of electricity, natural gas, and steam by using derivative instruments including futures, forwards, basis swaps, options, transmission congestion contracts and financial transmission rights contracts. The fair values of these hedges at December 31, 2011 and 2010 were as follows:

	Con Edison		CECONY
(millions of dollars)	2011	2010	2011	2010
Fair value of net derivative assets/(liabilities) – gross	$(249)	$(261)	$(144)	$(156)
Impact of netting of cash collateral	110	176	46	104
Fair value of net derivative assets/(liabilities) – net	$(139)	$(85)	$(98)	$(52)

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

At December 31, 2011, Con Edison and CECONY had $119 million and $12 million of credit exposure in connection with energy supply and hedging activities, net of collateral, respectively. Con Edison’s net credit exposure consisted of $45 million with investment-grade counterparties, $38 million with commodity exchange brokers, $33 million with independent system operators and $3 million with non-rated counterparties. CECONY’s net credit exposure was with commodity exchange brokers.

Economic Hedges

The Companies enter into certain derivative instruments that do not qualify or are not designated as hedges under the accounting rules for derivatives and hedging. However, management believes these instruments represent economic hedges that mitigate exposure to fluctuations in commodity prices.

The fair values of the Companies’ commodity derivatives at December 31, 2011 were:

Fair Value of Commodity Derivatives(a)
(millions of dollars)	Balance Sheet Location	Con Edison	CECONY
Derivatives Asset
Current	Other current assets	$139	$16
Long-term	Other deferred charges and non-current assets	26	14
Total derivatives asset		$165	$30
Impact of netting		(95)	(6)
Net derivatives asset		$70	$24
Derivatives Liability
Current	Fair value of derivative liabilities	$331	$127
Long-term	Fair value of derivative liabilities	83	48
Total derivatives liability		$414	$175
Impact of netting		(205)	(53)
Net derivatives liability		$209	$122

(a)	Qualifying derivative contracts, which have been designated as normal purchases or normal sales contracts, are not reported at fair value under the accounting rules for derivatives and hedging and, therefore, are excluded from the table.

The fair values of the Companies’ commodity derivatives at December 31, 2010 were:

Fair Value of Commodity Derivatives(a)
(millions of dollars)	Balance Sheet Location	Con Edison	CECONY
Derivatives Asset
Current	Other current assets	$184	$29
Long-term	Other deferred charges and non-current assets	51	19
Total derivatives asset		$235	$48
Impact of netting		(129)	—
Net derivatives asset		$106	$48
Derivatives Liability
Current	Fair value of derivative liabilities	$385	$148
Long-term	Fair value of derivative liabilities	111	56
Total derivatives liability		$496	$204
Impact of netting		(305)	(104)
Net derivatives liability		$191	$100

(a)	Qualifying derivative contracts, which have been designated as normal purchases or normal sales contracts, are not reported at fair value under the accounting rules for derivatives and hedging and, therefore, are excluded from the table.

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

The following table presents the changes in the fair values of commodity derivatives that have been deferred or recognized in earnings for the year ended December 31, 2011:

Realized and Unrealized Gains/(Losses) on Commodity Derivatives(a) Deferred or Recognized in Income for the Year Ended December 31, 2011
(millions of dollars)	Balance Sheet Location	Con Edison		CECONY
Pre-tax gains/(losses) deferred in accordance with accounting rules for regulated operations:
Current	Deferred derivative gains	$(3)		$(2)
Long-term	Regulatory liabilities	(1)		(1)
Total deferred gains		$(4)		$(3)
Current	Deferred derivative losses	$26		$11
Current	Recoverable energy costs	(247)		(185)
Long-term	Regulatory assets	11		4
Total deferred losses		$(210)		$(170)
Net deferred losses		$(214)		$(173)
	Income Statement Location
Pre-tax gain/(loss) recognized in income
	Purchased power expense	$(78	)(b)	$—
	Gas purchased for resale	(18)		—
	Non-utility revenue	(30	)(b)	—
Total pre-tax gain/(loss) recognized in income		$(126)		$—

(a)	Qualifying derivative contracts, which have been designated as normal purchases or normal sales contracts, are not reported at fair value under the accounting rules for derivatives and hedging and, therefore, are excluded from the table.
(b)	For the year ended December 31, 2011, Con Edison recorded in non-utility operating revenues and purchased power expense an unrealized pre-tax gain/(loss) of $(34) million and $11 million, respectively.

The following table presents the changes in the fair values of commodity derivatives that have been deferred or recognized in earnings for the year ended December 31, 2010:

Realized and Unrealized Gains/(Losses) on Commodity Derivatives(a) Deferred or Recognized in Income for the Year Ended December 31, 2010
(millions of dollars)	Balance Sheet Location	Con Edison		CECONY
Pre-tax gains/(losses) deferred in accordance with accounting rules for regulated operations:
Current	Deferred derivative gains	$(5)		$(5)
Long-term	Regulatory liabilities	1		1
Total deferred gains		$(4)		$(4)
Current	Deferred derivative losses	$(49)		$(47)
Current	Recoverable energy costs	(285)		(240)
Long-term	Regulatory assets	32		27
Total deferred losses		$(302)		$(260)
Net deferred losses		$(306)		$(264)
	Income Statement Location
Pre-tax gain/(loss) recognized in income
	Purchased power expense	$(91	)(b)	$—
	Gas purchased for resale	(9)		—
	Non-utility revenue	(38	)(b)	—
Total pre-tax gain/(loss) recognized in income		$(138)		$—

(a)	Qualifying derivative contracts, which have been designated as normal purchases or normal sales contracts, are not reported at fair value under the accounting rules for derivatives and hedging and, therefore, are excluded from the table.
(b)	For the year ended December 31, 2010, Con Edison recorded in non-utility operating revenues and purchased power expense an unrealized pre-tax gain/(loss) of $(36) million and $56 million, respectively.

As of December 31, 2011, Con Edison had 1,328 contracts, including 572 CECONY contracts, which were considered to be derivatives under the accounting rules for derivatives and hedging (excluding qualifying derivative contracts, which have been designated as normal purchases or normal sales contracts). The following table presents the number of contracts by commodity type:

	Electric Derivatives			Gas Derivatives
	Number of Energy Contracts(a)	MWhs(b)	Number of Capacity Contracts(a)	MWs(b)	Number of Contracts(a)	Dths(b)	Total Number Of Contracts(a)
Con Edison	687	15,602,445	46	6,499	595	97,101,500	1,328
CECONY	141	3,822,500	—	—	431	89,524,000	572

(a)	Qualifying derivative contracts, which have been designated as normal purchases or normal sales contracts, are not reported at fair value under the accounting rules for derivatives and hedging and, therefore, are excluded from the table.
(b)	Volumes are reported net of long and short positions.

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

The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position and collateral posted at December 31, 2011, and the additional collateral that would have been required to be posted had the lowest applicable credit rating been reduced one level and to below investment grade were:

(millions of dollars)	Con Edison(a)		CECONY(a)
Aggregate fair value – net liabilities	$209		$122
Collateral posted	$60		$53	(b)
Additional collateral(c) (downgrade one level from current ratings(d))	$20		$11
Additional collateral(c) (downgrade to below investment grade from current ratings(d))	$195	(e)	$83	(e)

(a)	Non-derivative transactions for the purchase and sale of electricity and gas and qualifying derivative instruments, which have been designated as normal purchases or normal sales, are excluded from the table. These transactions primarily include purchases of electricity from independent system operators. In the event the Utilities and Con Edison’s competitive energy businesses were no longer extended unsecured credit for such purchases, the Companies would be required to post collateral, which at December 31, 2011, would have amounted to an estimated $51 million for Con Edison, including $11 million for CECONY. For certain other such non-derivative transactions, the Companies could be required to post collateral under certain circumstances, including in the event counterparties had reasonable grounds for insecurity.
(b)	Across the Utilities’ energy derivative positions, credit limits for the same counterparties are generally integrated. At December 31, 2011, the Utilities posted combined collateral of $58 million, including an estimated $5 million attributable to O&R.
(c)	The Companies measure the collateral requirements by taking into consideration the fair value amounts of derivative instruments that contain credit-risk-related contingent features that are in a net liabilities position plus amounts owed to counterparties for settled transactions and amounts required by counterparties for minimum financial security. The fair value amounts represent unrealized losses, net of any unrealized gains where the Companies have a legally enforceable right of setoff.
(d)	The current ratings are Moody’s, S&P and Fitch long-term credit rating of, as applicable, Con Edison (Baa1/BBB+/BBB+), CECONY (A3/A-/A-) or O&R (Baa1/A-/A-). Credit ratings assigned by rating agencies are expressions of opinions that are subject to revision or withdrawal at any time by the assigning rating agency.
(e)	Derivative instruments that are net assets have been excluded from the table. At December 31, 2011, if Con Edison had been downgraded to below investment grade, it would have been required to post additional collateral for such derivative instruments of not more than $19 million.

Interest Rate Swaps

O&R has an interest rate swap pursuant to which it pays a fixed-rate of 6.09 percent and receives a LIBOR-based variable rate. The fair value of this interest rate swap at December 31, 2011 was an unrealized loss of $8 million, which has been included in Con Edison’s consolidated balance sheet as a noncurrent liability/fair value of derivative liabilities and a regulatory asset. The increase in the fair value of the swap for the year ended December 31, 2011 was $2 million. In the event O&R’s credit rating was downgraded to BBB- or lower by S&P or Baa3 or lower by Moody’s, the swap counterparty could elect to terminate the agreement and, if it did so, the parties would then be required to settle the transaction.

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

140

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

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2011 are summarized below.

	Level 1		Level 2		Level 3		Netting Adjustments(4)		Total
(millions of dollars)	Con Edison	CECONY	Con Edison	CECONY	Con Edison	CECONY	Con Edison	CECONY	Con Edison	CECONY
Derivative assets:
Commodity(1)	$3	$—	$64	$8	$87	$11	$(84)	$5	$70	$24
Other assets(3)	76	76	—	—	99	90	—	—	175	166
Total	$79	$76	$64	$8	$186	$101	$(84)	$5	$245	$190
Derivative liabilities:
Commodity	$12	$4	$222	$122	$169	$37	$(194)	$(41)	$209	$122
Transfer in(5)(6)(7)	—	—	26	25	6	6	—	—	32	31
Transfer out(5)(6)(7)	—	—	(6)	(6)	(26)	(25)	—	—	(32)	(31)
Commodity(1)	$12	$4	$242	$141	$149	$18	$(194)	$(41)	$209	$122
Interest rate contract(2)	—	—	—	—	8	—	—	—	8	—
Total	$12	$4	$242	$141	$157	$18	$(194)	$(41)	$217	$122

(1)	A significant portion of the commodity derivative contracts categorized in Level 3 is valued using either an industry acceptable model or an internally developed model with observable inputs. The models also include some less readily observable inputs resulting in the classification of the entire contract as Level 3. See Note O.
(2)	See Note O.
(3)	Other assets are comprised of assets such as life insurance contracts within the Deferred Income Plan and Supplemental Retirement Income Plans, held in rabbi trusts.
(4)	Amounts represent the impact of legally-enforceable master netting agreements that allow the Companies to net gain and loss positions and cash collateral held or placed with the same counterparties.
(5)	The Companies’ policy is to recognize transfers into and transfers out of the levels at the end of the reporting period.
(6)	Transferred from Level 2 to Level 3 because of reassessment of the levels in the fair value hierarchy within which certain inputs fall.
(7)	Transferred from Level 3 to Level 2 because of availability of observable market data due to decrease in the terms of certain contracts from beyond one year as of December 31, 2010 to less than one year as of December 31, 2011.

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2010 are summarized below.

	Level 1		Level 2		Level 3		Netting Adjustments(4)		Total
(millions of dollars)	Con Edison	CECONY	Con Edison	CECONY	Con Edison	CECONY	Con Edison	CECONY	Con Edison	CECONY
Derivative assets:
Commodity(1)	$2	$1	$72	$21	$144	$13	$(112)	$13	$106	$48
Other assets(3)	65	64	—	—	101	92	—	—	166	156
Total	$67	$65	$72	$21	$245	$105	$(112)	$13	$272	$204
Derivative liabilities:
Commodity	$4	$2	$270	$177	$205	$12	$(288)	$(91)	$191	$100
Transfer in(5)(6)(7)	—	—	(36)	(36)	(9)	(9)	—	—	(45)	(45)
Transfer out(5)(6)(7)	—	—	9	9	36	36	—	—	45	45
Commodity(1)	$4	$2	$243	$150	232	39	$(288)	$(91)	$191	$100
Interest rate contract(2)	—	—	—	—	10	—	—	—	10	—
Total	$4	$2	$243	$150	$242	$39	$(288)	$(91)	$201	$100

(1)	A significant portion of the commodity derivative contracts categorized in Level 3 is valued using either an industry acceptable model or an internally developed model with observable inputs. The models also include some less readily observable inputs resulting in the classification of the entire contract as Level 3. See Note O.
(2)	See Note O.
(3)	Other assets are comprised of assets such as life insurance contracts within the Deferred Income Plan and Supplemental Retirement Income Plans, held in rabbi trusts.
(4)	Amounts represent the impact of legally-enforceable master netting agreements that allow the Companies to net gain and loss positions and cash collateral held or placed with the same counterparties.
(5)	The Companies’ policy is to recognize transfers into and transfers out of the levels at the end of the reporting period.
(6)	Transferred from Level 2 to Level 3 because of reassessment of the levels in the fair value hierarchy within which certain inputs fall.
(7)	Transferred from Level 3 to Level 2 because of availability of observable market data due to decrease in the terms of certain contracts from beyond one year as of December 31, 2009 to less than one year as of December 31, 2010.

The table listed below provides a reconciliation of the beginning and ending net balances for assets and liabilities measured at fair value for the years ended December 31, 2011 and 2010 and classified as Level 3 in the fair value hierarchy:

	For the Year Ended December 31, 2011
		Total Gains/(Losses) – Realized and Unrealized
(millions of dollars)	Beginning Balance as of January 1, 2011	Included in Earnings	Included in Regulatory Assets and Liabilities	Purchases	Issuances	Sales	Settlements	Transfer In/Out of Level 3	Ending Balance as of December 31, 2011
Con Edison
Derivatives:
Commodity	$(88)	$(113)	$20	$32	$—	$—	$67	$20	$(62)
Interest rate contract	(10)	(3)	2	—	—	—	3	—	(8)
Other assets(1)	101	—	(2)	—	—	—	—	—	99
Total	$3	$(116)	$20	$32	$—	$—	$70	$20	$29
CECONY
Derivatives:
Commodity	$(26)	$(21)	$—	$19	$—	$—	$2	$19	$(7)
Other assets(1)	92	—	(2)	—	—	—	—	—	90
Total	$66	$(21)	$(2)	$19	$—	$—	$2	$19	$83

(1)	Amounts included in earnings are reported in investment and other income on the consolidated income statement.

	For the Year Ended December 31, 2010
		Total Gains/(Losses) – Realized and Unrealized
(millions of dollars)	Beginning Balance as of January 1, 2010	Included in Earnings	Included in Regulatory Assets and Liabilities	Purchases	Issuances	Sales	Settlements	Transfer In/Out of Level 3	Ending Balance as of December 31, 2010
Con Edison
Derivatives:
Commodity	$(59)	$(131)	$17	$5	$—	$—	$107	$(27)	$(88)
Interest rate contract	(11)	(3)	1	—	—	—	3	—	(10)
Other assets(1)	92	3	6	—	—	—	—	—	101
Total	$22	$(131)	$24	$5	$—	$—	$110	$(27)	$3
CECONY
Derivatives:
Commodity	$(5)	$(14)	$10	$—	$—	$—	$10	$(27)	$(26)
Other assets(1)	83	3	6	—	—	—	—	—	92
Total	$78	$(11)	$16	$—	$—	$—	$10	$(27)	$66

(1)	Amounts included in earnings are reported in investment and other income on the consolidated income statement.

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

For the competitive energy businesses, realized and unrealized gains and losses on Level 3 commodity derivative assets and liabilities are reported in non-utility revenues ($33 million loss and $37 million loss) and purchased power costs ($29 million loss and $43 million loss) on the consolidated income statement for the years ended December 31, 2011 and 2010, respectively. The change in fair value relating to Level 3 commodity derivative assets held at December 31, 2011 and 2010 is included in non-utility revenues ($33 million loss and $37 million loss), and purchased power costs ($15 million gain and $24 million gain) on the consolidated income statement for the years ended December 31, 2011 and 2010, respectively.

The accounting rules for fair value measurements and disclosures require consideration of the impact of nonperformance risk (including credit risk) from a market participant perspective in the measurement of the fair value of assets and liabilities. At December 31, 2011, the Companies determined that nonperformance risk would have no material impact on their financial position or results of operations. To assess nonperformance risk, the Companies considered information such as collateral requirements, master netting arrangements, letters of credit and parent company guarantees, and applied a market-based method by using the counterparty (for an asset) or the Companies’ (for a liability) credit default swaps rates.

Note Q — Variable Interest Entities

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

CECONY has a variable interest in a non-consolidated VIE, Astoria Energy, LLC (Astoria Energy), with which CECONY has entered into a long-term electricity purchase agreement. CECONY is not the primary beneficiary of this VIE since CECONY does not have the power to direct the activities that CECONY believes most significantly impact the economic performance of Astoria Energy. In particular, CECONY has not invested in, or guaranteed the indebtedness of, Astoria Energy and CECONY does not operate or maintain Astoria Energy’s generating facilities. CECONY also has long-term electricity purchase agreements with the following five potential VIEs: Sithe/Independence Power Partners, LP, Cogen Technologies Linden Venture, LP, Selkirk Cogen Partners, LP, Brooklyn Navy Yard Cogeneration Partners, LP, and Indeck Energy Services of Corinth, Inc. In 2011, requests were made of these five counterparties for information necessary to determine whether the entity was a VIE and whether CECONY is the primary beneficiary; however, the information was not made available. See Note I for information on these electricity purchase agreements, the payments pursuant to which constitute CECONY’s maximum exposure to loss with respect to Astoria Energy and the five potential VIEs.

Con Edison has a variable interest in a non-consolidated VIE, Pilesgrove Solar, LLC (Pilesgrove), in which Con Edison Development, starting in 2010, participated with a third party to develop, construct, and operate a photovoltaic solar energy generation project. The project was constructed for approximately $90 million and commenced commercial operation in August 2011. Con Edison is not the primary beneficiary of this VIE since the power to direct the activities that most significantly impact the economics of Pilesgrove is shared equally between Con Edison Development and the third party. Included in the Con Edison’s consolidated balance sheet at December 31, 2011 is $43 million in assets related to Pilesgrove which represents the investment of Con Edison Development. The current maximum exposure to loss in Pilesgrove is $29 million.

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

The Utilities include in depreciation the estimated removal costs, less salvage, for utility plant assets. In accordance with the accounting rules for asset retirement obligations, future removal costs that do not represent legal asset retirement obligations are recorded as regulatory liabilities pursuant to the accounting rules for regulated operations. The related regulatory liabilities recorded for Con Edison and CECONY were $448 million and $372 million at December 31, 2011 and $421 million and $349 million at December 31, 2010, respectively.

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

At December 31, 2011, the liabilities of Con Edison and CECONY for the fair value of their legal asset retirement obligations were $145 million, as compared with $109 million at December 31, 2010. In addition, Con Edison and CECONY increased utility plant, net of accumulated depreciation, for asset retirement costs at December 31, 2011 by $38 million, as compared with $18 million at December 31, 2010. Pursuant to the accounting rules for regulated operations, CECONY also recorded a reduction of $107 million and $91 million at December 31, 2011 and 2010, respectively, to the regulatory liability associated with cost of removal to reflect accumulated depreciation and interest accretion costs.

Note S — Related Party Transactions

The Utilities and Con Edison’s competitive businesses provide administrative and other services to each other pursuant to cost allocation procedures approved by the NYSPSC. The costs of administrative and other services provided by CECONY to, and received by it from, Con Edison and its other subsidiaries for the years ended December 31, 2011, 2010, and 2009 were as follows:

	CECONY
(millions of dollars)	2011	2010	2009
Cost of services provided	$79	$74	$75
Cost of services received	$48	$45	$45

In addition, CECONY and O&R have joint gas supply arrangements, in connection with which CECONY sold to O&R $81 million, $99 million and $124 million of natural gas for the years ended December 31, 2011, 2010, and 2009, respectively. These amounts are net of the effect of related hedging transactions.

FERC has authorized CECONY through 2013 to lend funds to O&R from time to time, for periods of not more than 12 months, in amounts not to exceed $250 million outstanding at any time, at prevailing market rates. There were no outstanding loans to O&R at December 31, 2011 and 2010.

Note T — New Financial Accounting Standards

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

In June 2011, the FASB issued new guidance for presentation of comprehensive income through ASU No. 2011–05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” The amendments require that the comprehensive income be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. The amendments in this update are applicable retrospectively for public entities effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. The application of this guidance does not have a material impact on the Companies’ financial position, results of operations and liquidity.

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

In September 2011, the FASB issued amendments to guidance for disclosures related to retirement benefits through ASU No. 2011-09, “Compensation – Retirement Benefits – Multiemployer Plans (Subtopic 715-80): Disclosures about an Employer’s Participation in a Multiemployer Plan.” The amendment provides guidance that requires employers to provide additional separate disclosures for multiemployer pension plans and multiemployer other postretirement benefit plans about the commitments an employer has made to a multiemployer plan and the potential future cash flow implication of participation in such a plan. For public entities, the amendments are effective for interim and annual periods ending after December 15, 2011. The application of this guidance is not expected to have a material impact on the Companies’ financial position, results of operations or liquidity.

In December 2011, the FASB issued amendments to guidance for disclosures related to balance sheet off-setting through ASU No. 2011-11,” Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.” The amendments provide guidance that requires a reporting entity to disclose certain quantitative information concerning financial and derivative instruments that are offset in the balance sheet and a description of the rights of setoff, including the nature of such rights, associated with recognized assets and liabilities that are subject to an enforceable master netting arrangement or similar agreement. For public companies, the amendments are effective for annual periods beginning on or after January 1, 2013 and retrospectively for all comparative periods presented. The application of this guidance is not expected to have a material impact on the Companies’ financial position, results of operations or liquidity.

In December 2011, the FASB issued amendments to guidance for disclosures related to reclassification adjustments through ASU No. 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” The amendments defer the effective date for the requirements per ASU 2011-05 for the presentation of reclassification adjustments and the effect of such reclassification adjustments as a component of net income and a component of other comprehensive income. The guidance requires reporting entities to continue reporting reclassifications out of accumulated other comprehensive income on the face of, or the notes to the financial statements consistent with the presentation requirements in effect before update ASU 2011-05. The amendments in this update are applicable retrospectively for public entities effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. The application of this guidance does not have a material impact on the Companies’ financial position, results of operations and liquidity.

Schedule I

Condensed Financial Information of Consolidated Edison, Inc.*

Condensed Income Statement

(Parent Company Only)

	2011	2010	2009
	(millions of dollars, except per share amounts)
Equity in earnings of subsidiaries	$1,064	$1,008	$883
Other income (deductions), net of taxes	15	12	14
Interest expense	(28)	(28)	(29)
Net Income for Common Stock	$1,051	$992	$868
Net Income Per Common Share – Basic	$3.59	$3.49	$3.16
Net Income Per Common Share – Diluted	$3.57	$3.47	$3.14
Dividends Declared Per Share Of Common Stock	$2.40	$2.38	$2.36
Average Number Of Shares Outstanding – Basic (in millions)	292.6	284.3	275.2
Average Number Of Shares Outstanding – Diluted (in millions)	294.4	285.9	276.3

*	These financial statements, in which Con Edison’s subsidiaries have been included using the equity method, should be read together with its consolidated financial statements and the notes thereto appearing above.

Condensed Financial Information of Consolidated Edison, Inc.*

Condensed Statement of Cash Flows

(Parent Company Only)

	2011	2010	2009
	(millions of dollars)
Net Income	$1,051	$992	$868
Equity in earnings of subsidiaries	(1,064)	(1,008)	(883)
Dividends received from:
CECONY	681	670	652
O&R	33	32	32
Competitive energy businesses	12	8	8
Other – net	(67)	(4)	85
Net Cash Flows from Operating Activities	646	690	762
Investing Activities
Contributions to subsidiaries	—	(355)	(241)
Net Cash Flows Used in Investing Activities	—	(355)	(241)
Financing Activities
Net payments of short-term debt	—	—	(110)
Retirement of long-term debt	(1)	(3)	(4)
Common shares issued	31	439	257
Common stock dividends	(693)	(629)	(601)
Net Cash Flows Used in Financing Activities	(663)	(193)	(458)
Net Change for the Period	(17)	142	63
Balance at Beginning of Period	222	80	17
Balance at End of Period	$205	$222	$80

*	These financial statements, in which Con Edison’s subsidiaries have been included using the equity method, should be read together with its consolidated financial statements and the notes thereto appearing above.

Condensed Financial Information of Consolidated Edison, Inc.*

Condensed Balance Sheet

(Parent Company Only)

	At December 31,
	2011	2010
	(millions of dollars)
Assets
Current Assets
Cash and temporary cash investments	$205	$222
Accounts receivable – other	93	123
Accounts receivable from affiliated companies	208	—
Prepayments	36	240
Other current assets	61	51
Total Current Assets	603	636
Investments in subsidiaries and others	12,145	11,807
Goodwill	406	406
Deferred income tax	19	38
Other assets	4	4
Total Assets	$13,177	$12,891
Liabilities and Shareholders’ Equity
Current Liabilities
Long-term debt due within one year	$1	$1
Accounts payable	5	5
Accounts payable to affiliated companies	143	356
Other current liabilities	240	134
Total Current Liabilities	389	496
Noncurrent Liabilities	—	—
Total Liabilities	389	496
Long-term debt	313	314
Shareholders’ Equity
Common stock	4,977	4,900
Retained earnings	7,498	7,181
Total Shareholders’ Equity	12,475	12,081
Total Liabilities and Shareholders’ Equity	$13,177	$12,891

*	These financial statements, in which Con Edison’s subsidiaries have been included using the equity method, should be read together with its consolidated financial statements and the notes thereto appearing above.

Schedule II

Valuation and Qualifying Accounts

For the Years Ended December 31, 2011, 2010 and 2009

			COLUMN C Additions
Company	COLUMN A Description	COLUMN B Balance at Beginning of Period	(1) Charged To Costs And Expenses	(2) Charged To Other Accounts	COLUMN D Deductions(b)	COLUMN E Balance At End of Period
	(millions of dollars)
Con Edison	Allowance for uncollectible accounts(a):
	2011	$84	$99	—	$86	$97
	2010	$75	$91	—	$82	$84
	2009	$64	$98	—	$87	$75
CECONY	Allowance for uncollectible accounts(a):
	2011	$75	$91	—	$78	$88
	2010	$67	$82	—	$74	$75
	2009	$56	$93	—	$82	$67

(a)	This is a valuation account deducted in the balance sheet from the assets (Accounts receivable-customers) to which they apply.
(b)	Accounts written off less cash collections, miscellaneous adjustments and amounts reinstated as receivables previously written off.

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

The Utilities are undertaking a project with the objective of improving business processes and information systems. The Utilities expect the project to reduce costs, improve support of operating activities, reduce financial reporting risks, and simplify compliance activities. The focus of the project is the implementation of new financial and supply-chain enterprise resource planning information systems. In January 2011, the Companies implemented a consolidation, reporting, and analysis system as part of this ongoing project. The Utilities expect the project to enhance the processes used by employees to record financial transactions and analyze data; purchase materials and services and manage inventory; develop business plans and budgets and report financial and purchasing data. The project is reasonably likely to materially affect the Companies’ internal control over financial reporting.

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

Item 11: Executive Compensation

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13: Certain Relationships and Related Transactions, and Director Independence

Item 14: Principal Accounting Fees and Services

Con Edison

Information required by Part III as to Con Edison, other than the information required in Item 12 of this report by Item 201 (d) of Regulation S-K, is incorporated by reference from Con Edison’s definitive proxy statement for its Annual Meeting of Stockholders to be held on May 21, 2012. The proxy statement is to be filed pursuant to Regulation 14A not later than 120 days after December 31, 2011, the close of the fiscal year covered by this report.

The information required pursuant to Item 201 (d) of Regulation S-K as at December 31, 2011 is as follows:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders
Stock options	927,025	$43.046	3,520,851
Restricted stock	122,920	—	2,763,267
Total equity compensation plans approved by security holders	1,049,945	—	6,284,118
Total equity compensation plans not approved by security holders	27,500	—	—
Total	1,077,445	—	6,284,118

The 27,500 securities shown in the Equity Compensation Plan table in the line captioned “Total equity compensation plans not approved by security holders” represent shares of Con Edison common stock to be issued to an officer and a former officer who had elected to defer receipt of these shares until separation from service or later. These shares are issuable pursuant to awards of restricted stock units made in 2000 and 2002, which vested in 2004 and 2005.

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

CECONY

Information required by Part III as to CECONY is incorporated by reference from CECONY’s definitive information statement for its Annual Meeting of Stockholders to be held on May 21, 2012. The information statement is to be filed pursuant to Regulation 14C not later than 120 days after December 31, 2011, the close of the fiscal year covered by this report.

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

Con Edison

3.1.1	Restated Certificate of Incorporation of Consolidated Edison, Inc. (Con Edison) (Designated in the Registration Statement on Form S-4 of Con Edison (No. 333-39165) as Exhibit 3.1)

3.1.2	By-laws of Con Edison, effective as of February 19, 2009. (Designated in Con Edison’s Current Report on Form 8-K, dated February 19, 2009 (File No. 1-14514) as Exhibit 3.1)

4.1.1	Indenture, dated as of April 1, 2002, between Con Edison and JP Morgan Chase Bank (formerly known as The Chase Manhattan Bank), as Trustee. (Designated in the Registration Statement on Form S-3 of Con Edison (No. 333-102005) as Exhibit 4.1)

4.1.2	Note Assumption and Exchange Agreement, dated as of June 20, 2008, between Con Edison and the institutional investors listed in Schedule I thereto. (Designated in Con Edison’s Current Report on Form 8-K, dated June 20, 2008 (File No. 1-14514) as Exhibit 4)

10.1.1	Credit Agreement dated as of October 27, 2011 among CECONY, Con Edison, O&R, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent. (Designated in Con Edison’s Current Report on Form 8-K dated October 27, 2011 (File No. 1-14514) as Exhibit 10)

10.1.2	Con Edison 1996 Stock Option Plan, as amended and restated effective February 24, 1998. (Designated in Con Edison’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-14514) as Exhibit 10.20)

10.1.3	Employment agreement, dated December 15, 2008, between Con Edison and Kevin Burke. (Designated in Con Edison’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-14514) as Exhibit 10.1.2)

10.1.4	Severance Program for Officers of Consolidated Edison, Inc. and its Subsidiaries, as amended, effective as of January 1, 2008. (Designated in Con Edison’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-14514) as Exhibit 10.1.3)

10.1.5.1	The Consolidated Edison, Inc. Stock Purchase Plan, as amended and restated as of May 19, 2008. (Designated in Con Edison’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-14514) as Exhibit 10.1.4)

10.1.5.2	Amendment, dated October 21, 2009, to The Consolidated Edison Stock Purchase Plan. (Designated in Con Edison’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 (File No. 1-14514) as Exhibit 10.1.1)

10.1.5.3	Amendment Number 2, dated December 17, 2010, to the Consolidated Edison Stock Purchase Plan. (Designated in Con Edison’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-14514) as Exhibit 10.1.4.3)

10.1.6.1	The Consolidated Edison Retirement Plan, as amended December 18, 2008. (Designated in Con Edison’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-14514) as Exhibit 10.1.5)

10.1.6.2	Amendment, dated September 29, 2009, to The Consolidated Edison Retirement Plan. (Designated in Con Edison’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 (File No. 1-14514) as Exhibit 10.1.2)

10.1.6.3	Amendment, executed December 31, 2009, to The Consolidated Edison Retirement Plan. (Designated in Con Edison’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 1-14514) as Exhibit 10.1.5.3)

10.1.6.4	Amendment, effective January 1, 2010, to the Consolidated Edison Retirement Plan. (Designated in Con Edison’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-14514) as Exhibit 10.1.5.4)

10.1.7.1	The Consolidated Edison Thrift Plan, as amended December 23, 2008. (Designated in Con Edison’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-14514) as Exhibit 10.1.6)

10.1.7.2	Amendment, dated September 29, 2009, to The Consolidated Edison Thrift Plan. (Designated in Con Edison’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 (File No. 1-14514) as Exhibit 10.1.3)

10.1.7.3	Amendment, dated May 18, 2011, to The Consolidated Edison Thrift Plan.

10.1.7.4	Amendment, dated December 13, 2011, to The Consolidated Edison Thrift Plan.

10.1.8.1	Consolidated Edison, Inc. Long Term Incentive Plan, as amended and restated effective as of January 1, 2008. (Designated in Con Edison’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-14514) as Exhibit 10.1.7.1)

10.1.8.2	Form of Restricted Stock Unit Award under the Con Edison Long Term Incentive Plan. (Designated in Con Edison’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-14514) as Exhibit 10.1.7.2)

10.1.8.3	Form of Restricted Stock Unit Award for Officers under the Con Edison Long Term Incentive Plan. (Designated in Con Edison’s Quarterly Report on Form 10-Q for the year quarterly period ended March 31, 2011 (File No. 1-14514) as Exhibit 10.1)

10.1.8.4	Form of Stock Option Agreement under the Con Edison Long Term Incentive Plan. (Designated in Con Edison’s Current Report on Form 8-K, dated January 24, 2005, (File No. 1-14514) as Exhibit 10.3)

10.1.8.5	Amendment Number 1, effective July 1, 2010, to the Consolidated Edison, Inc. Long Term Incentive Plan, as amended and restated effective as of January 1, 2008 (Designated in Con Edison’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010 as Exhibit 10.1)

10.1.8.6	Amendment Number 2, effective January 1, 2011, to the Consolidated Edison, Inc. Long Term Incentive Plan, as amended and restated effective as of January 1, 2008. (Designated in Con Edison’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-14514) as Exhibit 10.1.7.5)

10.1.9.1	Description of Directors’ Compensation, effective as of July 1, 2010. (Designated in Con Edison’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010 (File No. 1-14514) as Exhibit 10.2)

10.1.9.2	Description of Directors’ Compensation, effective as of April 1, 2012.

10.1.10	Letter, dated February 23, 2004, to Robert Hoglund. (Designated in Con Edison’s Current Report on Form 8-K, dated July 21, 2005, (File No. 1-14514) as Exhibit 10.5)

10.1.11	Purchase and Sale Agreement, dated as of December 10, 2007, by and between Consolidated Edison Development, Inc. and North American Energy Alliance, LLC. (Designated in Con Edison’s Current Report on Form 8-K, dated December 14, 2007, (File No. 1-14514) as Exhibit 10.1)

10.1.12	Purchase and Sale Agreement, dated as of December 10, 2007, by and between CED/SCS Newington, LLC and North American Energy Alliance, LLC. (Designated in Con Edison’s Current Report on Form 8-K, dated December 14, 2007 (File No. 1-14514) as Exhibit 10.2)

12.1	Statement of computation of Con Edison’s ratio of earnings to fixed charges for the years 2007-2011.

21.1	Subsidiaries of Con Edison. (Designated in Con Edison’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-14514) as Exhibit 21.1)

23.1	Consent of PricewaterhouseCoopers LLP.

31.1.1	Rule 13a-14(a)/15d-14(a) Certifications – Chief Executive Officer.

31.1.2	Rule 13a-14(a)/15d-14(a) Certifications – Chief Financial Officer.

32.1.1	Section 1350 Certifications – Chief Executive Officer.

32.1.2	Section 1350 Certifications – Chief Financial Officer.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

CECONY

3.2.1.1	Restated Certificate of Incorporation of CECONY filed with the Department of State of the State of New York on December 31, 1984. (Designated in the Annual Report on Form 10-K of CECONY for the year ended December 31, 1989 (File No. 1-1217) as Exhibit 3(a))

3.2.1.2	The following certificates of amendment of Restated Certificate of Incorporation of CECONY filed with the Department of State of the State of New York, which are designated as follows:

	Securities Exchange Act File No. 1-1217
Date Filed With Department of State	Form	Date	Exhibit
5/16/88	10-K	12/31/89	3	(b)
6/2/89	10-K	12/31/89	3	(c)
4/28/92	8-K	4/24/92	4	(d)
8/21/92	8-K	8/20/92	4	(e)
2/18/98	10-K	12/31/97	3.1.2.3

3.2.2	By-laws of CECONY, effective May 18, 2009. (Designated in CECONY’s Current Report on Form 8-K, dated April 16, 2009 (File No. 1-1217) as Exhibit 3.2)

4.2.1	Participation Agreement, dated as of July 1, 1999, between New York State Energy Research and Development Authority (NYSERDA) and CECONY. (Designated in CECONY’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999 (File No. 1-1217) as Exhibit 4.1)

4.2.2	Participation Agreement, dated as of November 1, 2010, between NYSERDA and CECONY. (Designated in CECONY’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-1217) as Exhibit 4.2.2)

4.2.3	Participation Agreement, dated as of November 1, 2001, between NYSERDA and CECONY. (Designated in CECONY’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 (File No. 1-1217) as Exhibit 10.2.1)

4.2.4	Participation Agreement, dated as of January 1, 2004, between NYSERDA and CECONY. (Designated in CECONY’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-1217) as Exhibit 4.2.6)

4.2.5	Participation Agreement, dated as of January 1, 2004, between NYSERDA and CECONY. (Designated in CECONY’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-1217) as Exhibit 4.2.7)

4.2.6	Participation Agreement, dated as of November 1, 2004, between NYSERDA and CECONY. (Designated in CECONY’s Current Report on Form 8-K, dated November 9, 2004 (File No. 1-1217) as Exhibit 4.1)

4.2.7	Participation Agreement, dated as of May 1, 2005, between NYSERDA and CECONY. (Designated in CECONY’s Current Report on Form 8-K, dated May 25, 2005 (File No. 1-1217) as Exhibit 4.1)

4.2.8.1	Indenture of Trust, dated as of July 1, 1999 between NYSERDA and HSBC Bank USA, as trustee. (Designated in CECONY’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999 (File No. 1-1217) as Exhibit 4.2)

4.2.8.2	Supplemental Indenture of Trust, dated as of July 1, 2001, to Indenture of Trust, dated July 1, 1999 between NYSERDA and HSBC Bank USA, as trustee. (Designated in CECONY’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 (File No. 1-1217) as Exhibit 10.2.2)

4.2.9	Trust Indenture, dated as of November 1, 2010 between NYSERDA and The Bank of New York Mellon, as trustee. (Designated in CECONY’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-1217) as Exhibit 4.2.9)

4.2.10	Indenture of Trust, dated as of November 1, 2001, between NYSERDA and The Bank of New York, as trustee. (Designated in CECONY’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 (File No. 1-1217) as Exhibit 10.2.2)

4.2.11	Indenture of Trust, dated as of January 1, 2004, between NYSERDA and The Bank of New York. (Designated in CECONY’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-1217) as Exhibit 4.2.12)

4.2.12	Indenture of Trust, dated as of January 1, 2004, between NYSERDA and The Bank of New York. (Designated in CECONY’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-1217) as Exhibit 4.2.13)

4.2.13	Indenture of Trust, dated as of November 1, 2004, between NYSERDA and The Bank of New York. (Designated in CECONY’s Current Report on Form 8-K, dated November 9, 2004 (File No. 1-1217) as Exhibit 4.2)

4.2.14.1	Indenture of Trust, dated as of May 1, 2005, between NYSERDA and The Bank of New York. (Designated in CECONY’s Current Report on Form 8-K, dated May 25, 2005 (File No. 1-1217) as Exhibit 4.2)

4.2.14.2	Supplemental Indenture of Trust, dated as of June 30, 2010, to Indenture of Trust, dated May 1, 2005 between NYSERDA and The Bank of New York Mellon (formerly known as The Bank of New York), as trustee. (Designated in CECONY’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-1217) as Exhibit 4.2.14.2)

4.2.15.1	Indenture, dated as of December 1, 1990, between CECONY and The Chase Manhattan Bank (National Association), as Trustee (the “Debenture Indenture”). (Designated in CECONY’s Annual Report on Form 10-K for the year ended December 31, 1990 (File No. 1-1217) as Exhibit 4(h))

4.2.15.2	First Supplemental Indenture (to the Debenture Indenture), dated as of March 6, 1996, between CECONY and The Chase Manhattan Bank (National Association), as Trustee. (Designated in CECONY’s Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 1-1217) as Exhibit 4.13)

4.2.15.3	Second Supplemental Indenture (to the Debenture Indenture), dated as of June 23, 2005, between CECONY and JPMorgan Chase Bank, N.A. (successor to The Chase Manhattan Bank (National Association)), as Trustee. (Designated in CECONY’s Current Report on Form 8-K, dated November 16, 2005 (File No. 1-1217) as Exhibit 4.1)

4.2.16	The following forms of CECONY’s Debentures:

		Securities Exchange Act File No. 1-1217
Debenture		Form	Date	Exhibit
5.625%	Series 2002 A	8-K	6/19/02	4
4.875%	Series 2002 B	8-K	12/19/02	4
5.875%	Series 2003 A	8-K	4/7/03	4
3.85%	Series 2003 B	8-K	6/12/03	4.1
5.10%	Series 2003 C	8-K	6/12/03	4.2
4.70%	Series 2004 A	8-K	2/11/04	4.1
5.70%	Series 2004 B	8-K	2/11/04	4.2
5.30%	Series 2005 A	8-K	3/7/05	4
5.250%	Series 2005 B	8-K	6/20/05	4
5.375%	Series 2005 C	8-K	11/16/05	4.2
5.85%	Series 2006 A	8-K	3/9/06	4
6.20%	Series 2006 B	8-K	6/15/06	4
5.50%	Series 2006 C	8-K	9/25/06	4
5.30%	Series 2006 D	8-K	12/1/06	4.1
5.70%	Series 2006 E	8-K	12/1/06	4.2
6.30%	Series 2007 A	8-K	8/28/07	4
5.85%	Series 2008 A	8-K	4/4/08	4.1
6.75%	Series 2008 B	8-K	4/4/08	4.2
7.125%	Series 2008 C	8-K	12/4/08	4
5.55%	Series 2009 A	8-K	3/25/09	4.1
6.65%	Series 2009 B	8-K	3/25/09	4.2
5.50%	Series 2009 C	8-K	12/4/09	4
4.45%	Series 2010 A	8-K	6/7/10	4.1
5.70%	Series 2010 B	8-K	6/7/10	4.2

10.2.1	Amended and Restated Agreement and Settlement, dated September 19, 1997, between CECONY and the Staff of the New York State Public Service Commission (without Appendices). (Designated in CECONY’s Current Report on Form 8-K, dated September 23, 1997 (File No. 1-1217) as Exhibit 10)

10.2.2	Settlement Agreement, dated October 2, 2000, by and among CECONY, the Staff of the New York State Public Service Commission and certain other parties. (Designated in CECONY’s Current Report on Form 8-K, dated September 22, 2000 (File No. 1-1217) as Exhibit 10)

10.2.3.1	Planning and Supply Agreement, dated March 10, 1989, between CECONY and the Power Authority of the State of New York. (Designated in CECONY’s Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 1-1217) as Exhibit 10(gg))

10.2.3.2	Delivery Service Agreement, dated March 10, 1989, between CECONY and the Power Authority of the State of New York. (Designated in CECONY’s Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 1-1217) as Exhibit 10(hh))

10.2.4	Agreement and Plan of Exchange, entered into on October 28, 1997, between Con Edison and CECONY. (Designated in the Registration Statement on Form S-4 of Con Edison (No. 333-39165) as Exhibit 2)

10.2.5	The Consolidated Edison Company of New York, Inc. Executive Incentive Plan, as amended and restated as of January 1, 2008. (Designated in CECONY’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-1217) as Exhibit 10.2.5)

10.2.6	Consolidated Edison Company of New York, Inc. Supplemental Retirement Income Plan, as amended and restated as of January 1, 2009. (Designated in CECONY’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 1-1217) as Exhibit 10.2.6)

10.2.7	Deferred Compensation Plan for the Benefit of Trustees of CECONY, as amended effective January 1, 2008. (Designated in CECONY’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-1217) as Exhibit 10.2.7)

10.2.8	Supplemental Medical Plan for the Benefit of CECONY’s officers. (Designated in CECONY’s Annual Report on Form 10-K for the year ended December 31, 1991 (File No. 1-1217) as Exhibit 10(aa))

10.2.9	The CECONY Severance Pay Plan for Management Employees, effective January 1, 2008. (Designated in CECONY’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-1217) as Exhibit 10.2.9)

10.2.10	The Consolidated Edison Company of New York, Inc. Deferred Income Plan, as amended and restated as of January 1, 2008. (Designated in CECONY’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-1217) as Exhibit 10.2.10)

10.2.11.1	The Consolidated Edison Company of New York, Inc. 2005 Executive Incentive Plan, effective as of January 1, 2005, as amended effective as of January 1, 2008. (Designated in CECONY’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-1217) as Exhibit 10.2.11)

10.2.11.2	Amendment, dated October 21, 2009, to The Consolidated Edison Company of New York, Inc. 2005 Executive Incentive Plan. (Designated in CECONY’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 (File No. 1-1217) as Exhibit 10.2.1)

10.2.11.3	Amendment Number 2, dated December 17, 2010, to The Consolidated Edison Company of New York, Inc. 2005 Executive Incentive Plan. (Designated in CECONY’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-1217) as Exhibit 10.2.11.3)

10.2.11.4	Amendment Number 3, dated December 21, 2011, to The Consolidated Edison Company of New York, Inc. 2005 Executive Incentive Plan.

10.2.12.1	Trust Agreement, dated as of March 31, 1999, between CECONY and Mellon Bank, N.A., as Trustee. (Designated in CECONY’s Annual Report on Form 10-K, for the year ended December 31, 2005 (File No. 1-1217) as Exhibit 10.2.13.1)

10.2.12.2	Amendment Number 1 to the CECONY Rabbi Trust, executed October 24, 2003, between CECONY and Mellon Bank, N.A., as Trustee. (Designated in CECONY’s Annual Report on Form 10-K, for the year ended December 31, 2005 (File No. 1-1217) as Exhibit 10.2.13.2)

10.2.13	Employment Agreement, dated February 18, 1999, between CECONY and Frances Resheske. (Designated in CECONY’s Annual Report on Form 10-K, for the year ended December 31, 2006 (File No. 1-1217) as Exhibit 10.2.14)

12.2	Statement of computation of CECONY’s ratio of earnings to fixed charges for the years 2007 – 2011.

23.2	Consent of PricewaterhouseCoopers LLP.

31.2.1	Rule 13a-14(a)/15d-14(a) Certifications – Chief Executive Officer.

31.2.2	Rule 13a-14(a)/15d-14(a) Certifications – Chief Financial Officer.

32.2.1	Section 1350 Certifications – Chief Executive Officer.

32.2.2	Section 1350 Certifications – Chief Financial Officer.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 21, 2012.

Consolidated Edison, Inc.

Consolidated Edison Company of New York, Inc.

By	/s/ Robert Hoglund
Robert Hoglund Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities indicated, on February 21, 2012.

Signature	Registrant	Title

/s/ Kevin Burke Kevin Burke	Con Edison	Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)
	CECONY	Chairman of the Board, Chief Executive Officer and Trustee (Principal Executive Officer)

/s/ Robert Hoglund Robert Hoglund	Con Edison	Senior Vice President and Chief Financial Officer (Principal Financial Officer)
	CECONY	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Robert Muccilo Robert Muccilo	Con Edison	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)
	CECONY	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

/s/ Vincent A. Calarco Vincent A. Calarco	Con Edison CECONY	Director Trustee

/s/ George Campbell Jr. George Campbell Jr.	Con Edison CECONY	Director Trustee

/s/ Gordon J. Davis Gordon J. Davis	Con Edison CECONY	Director Trustee

Signature	Registrant	Title

/s/ Michael J. Del Giudice Michael J. Del Giudice	Con Edison CECONY	Director Trustee

/s/ Ellen V. Futter Ellen V. Futter	Con Edison CECONY	Director Trustee

/s/ John F. Hennessy III John F. Hennessy III	Con Edison CECONY	Director Trustee

/s/ John F. Killian John F. Killian	Con Edison CECONY	Director Trustee

/s/ Eugene R. McGrath Eugene R. McGrath	Con Edison CECONY	Director Trustee

/s/ Sally H. Piñero Sally H. Piñero	Con Edison CECONY	Director Trustee

/s/ Michael W. Ranger Michael W. Ranger	Con Edison CECONY	Director Trustee

/s/ L. Frederick Sutherland L. Frederick Sutherland	Con Edison CECONY	Director Trustee

