Form 10-Q
period 2012-03-31
CONSOLIDATED EDISON CO OF NEW YORK INC; CONSOLIDATED EDISON INC
filed 2012-05-03
CIK 23632, 1047862

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

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

As of April 27, 2012, Con Edison had outstanding 292,904,261 Common Shares ($.10 par value). All of the outstanding common equity of CECONY is held by Con Edison.

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

Glossary of Terms

The following is a glossary of frequently used abbreviations or acronyms that are used in the Companies’ SEC reports:

Con Edison Companies
Con Edison	Consolidated Edison, Inc.
CECONY	Consolidated Edison Company of New York, Inc.
Con Edison Development	Consolidated Edison Development, Inc.
Con Edison Energy	Consolidated Edison Energy, Inc.
Con Edison Solutions	Consolidated Edison Solutions, Inc.
O&R	Orange and Rockland Utilities, Inc.
Pike	Pike County Light & Power Company
RECO	Rockland Electric Company
The Companies	Con Edison and CECONY
The Utilities	CECONY and O&R
Regulatory Agencies, Government Agencies, and Quasi-governmental Not-for-Profits
EPA	U. S. Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
IRS	Internal Revenue Service
ISO-NE	ISO New England Inc.
NJBPU	New Jersey Board of Public Utilities
NJDEP	New Jersey Department of Environmental Protection
NYISO	New York Independent System Operator
NYPA	New York Power Authority
NYSAG	New York State Attorney General
NYSDEC	New York State Department of Environmental Conservation
NYSERDA	New York State Energy Research and Development Authority
NYSPSC	New York State Public Service Commission
NYSRC	New York State Reliability Council, LLC
PAPUC	Pennsylvania Public Utility Commission
PJM	PJM Interconnection LLC
SEC	U.S. Securities and Exchange Commission
Accounting
ABO	Accumulated Benefit Obligation
ASU	Accounting Standards Update
FASB	Financial Accounting Standards Board
LILO	Lease In/Lease Out
OCI	Other Comprehensive Income
SFAS	Statement of Financial Accounting Standards
VIE	Variable interest entity
Environmental
CO2	Carbon dioxide
GHG	Greenhouse gases
MGP Sites	Manufactured gas plant sites
PCBs	Polychlorinated biphenyls
PRP	Potentially responsible party
SO2	Sulfur dioxide
Superfund	Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 and similar state statutes

Units of Measure
dths	Dekatherms
kV	Kilovolt
kWh	Kilowatt-hour
mdths	Thousand dekatherms
MMlbs	Million pounds
MVA	Megavolt ampere
MW	Megawatt or thousand kilowatts
MWH	Megawatt hour
Other
AFDC	Allowance for funds used during construction
COSO	Committee of Sponsoring Organizations of the Treadway Commission
EMF	Electric and magnetic fields
ERRP	East River Repowering Project
Fitch	Fitch Ratings
First Quarter Form 10-Q	The Companies’ combined Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012
Form 10-K	The Companies’ combined Annual Report on Form 10-K for the year ended December 31, 2011
LTIP	Long Term Incentive Plan
Moody’s	Moody’s Investors Service
S&P	Standard & Poor’s Financial Services LLC
VaR	Value-at-Risk

3

FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements intended to qualify for the safe-harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements of future expectation and not facts. Words such as “expects,” “estimates,” “anticipates,” “intends,” “believes,” “plans,” “will” and similar expressions identify forward-looking statements. Forward-looking statements are based on information available at the time the statements are made, and accordingly speak only as of that time. Actual results or developments might differ materially from those included in the forward-looking statements because of various risks, including:

•	the failure to operate energy facilities safely and reliably could adversely affect the Companies;

•	the failure to properly complete construction projects could adversely affect the Companies;

•	the failure of processes and systems and the performance of employees and contractors could adversely affect the Companies;

•	the Companies are extensively regulated and are subject to penalties;

•	the Utilities’ rate plans may not provide a reasonable return;

•	the Companies may be adversely affected by changes to the Utilities’ rate plans;

•	the Companies are exposed to risks from the environmental consequences of their operations;

•	a disruption in the wholesale energy markets or failure by an energy supplier could adversely affect the Companies;

•	the Companies have substantial unfunded pension and other postretirement benefit liabilities;

•	Con Edison’s ability to pay dividends or interest depends on dividends from its subsidiaries;

•	the Companies require access to capital markets to satisfy funding requirements;

•	the Internal Revenue Service has disallowed substantial tax deductions taken by the company;

•	a cyber attack could adversely affect the Companies; and

•	the Companies also face other risks that are beyond their control.

Consolidated Edison, Inc.

CONSOLIDATED INCOME STATEMENT (UNAUDITED)

	For the Three Months Ended March 31,
	2012	2011
	(Millions of Dollars/ Except Share Data)
OPERATING REVENUES
Electric	$1,862	$1,869
Gas	645	755
Steam	263	325
Non-utility	308	400
TOTAL OPERATING REVENUES	3,078	3,349
OPERATING EXPENSES
Purchased power	781	865
Fuel	108	176
Gas purchased for resale	196	308
Operations and maintenance	749	698
Depreciation and amortization	233	218
Taxes, other than income taxes	450	458
TOTAL OPERATING EXPENSES	2,517	2,723
OPERATING INCOME	561	626
OTHER INCOME (DEDUCTIONS)
Investment and other income	7	9
Allowance for equity funds used during construction	—	4
Other deductions	(4)	(4)
TOTAL OTHER INCOME (DEDUCTIONS)	3	9
INCOME BEFORE INTEREST AND INCOME TAX EXPENSE	564	635
INTEREST EXPENSE
Interest on long-term debt	145	147
Other interest	5	7
Allowance for borrowed funds used during construction	—	(2)
NET INTEREST EXPENSE	150	152
INCOME BEFORE INCOME TAX EXPENSE	414	483
INCOME TAX EXPENSE	134	169
NET INCOME	280	314
Preferred stock dividend requirements of subsidiary	(3)	(3)
NET INCOME FOR COMMON STOCK	$277	$311
Net income for common stock per common share – basic	$0.95	$1.07
Net income for common stock per common share – diluted	$0.94	$1.06
DIVIDENDS DECLARED PER SHARE OF COMMON STOCK	$0.605	$0.600
AVERAGE NUMBER OF SHARES OUTSTANDING – BASIC (IN MILLIONS)	292.9	292.0
AVERAGE NUMBER OF SHARES OUTSTANDING – DILUTED (IN MILLIONS)	294.5	293.6

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc. CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended March 31,
	2012	2011
	(Millions of Dollars)
NET INCOME	$280	$314
OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAXES
Pension plan liability adjustments, net of $5 and $2 taxes in 2012 and 2011, respectively	7	3
TOTAL OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAXES	7	3
COMPREHENSIVE INCOME	$287	$317
Preferred stock dividend requirements of subsidiary	(3)	(3)
COMPREHENSIVE INCOME FOR COMMON STOCK	$284	$314

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31,
	2012	2011
	(Millions of Dollars)
OPERATING ACTIVITIES
Net Income	$280	$314
PRINCIPAL NON-CASH CHARGES/(CREDITS) TO INCOME
Depreciation and amortization	233	218
Deferred income taxes	68	232
Rate case amortization and accruals	31	19
Common equity component of allowance for funds used during construction	—	(4)
Net derivative losses/(gains)	31	(37)
Other non-cash items (net)	64	(17)
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable – customers, less allowance for uncollectibles	54	(5)
Materials and supplies, including fuel oil and gas in storage	31	103
Other receivables and other current assets	(2)	66
Prepayments	(286)	(217)
Accounts payable	(78)	(154)
Pensions and retiree benefits obligations	253	259
Pensions and retiree benefits contribution	(184)	(491)
Accrued taxes	41	(20)
Accrued interest	52	51
Deferred charges, noncurrent assets and other regulatory assets	(255)	(19)
Deferred credits and other regulatory liabilities	117	67
Other assets	—	(1)
Other liabilities	(48)	(2)
NET CASH FLOWS FROM OPERATING ACTIVITIES	402	362
INVESTING ACTIVITIES
Utility construction expenditures	(471)	(394)
Cost of removal less salvage	(43)	(39)
Non-utility construction expenditures	(9)	(23)
Proceeds from investment tax credits and grants related to renewable energy investments	6	—
Net investment in Pilesgrove solar project and other	27	—
Loan to affiliate	—	(40)
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(490)	(496)
FINANCING ACTIVITIES
Net proceeds from short-term debt	—	464
Retirement of long-term debt	(1)	(1)
Issuance of long-term debt	400	—
Issuance of common shares for stock plans, net of repurchases	(8)	25
Debt issuance costs	(4)	—
Common stock dividends	(175)	(173)
Preferred stock dividends	(3)	(3)
NET CASH FLOWS FROM FINANCING ACTIVITIES	209	312
CASH AND TEMPORARY CASH INVESTMENTS:
NET CHANGE FOR THE PERIOD	121	178
BALANCE AT BEGINNING OF PERIOD	648	338
BALANCE AT END OF PERIOD	$769	$516
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid/(refunded) during the period for:
Interest	$89	$90
Income taxes	$—	$(172)

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.

CONSOLIDATED BALANCE SHEET (UNAUDITED)

	March 31, 2012	December 31, 2011
	(Millions of Dollars)
ASSETS
CURRENT ASSETS
Cash and temporary cash investments	$769	$648
Accounts receivable – customers, less allowance for uncollectible accounts of $87 in 2012 and 2011	1,069	1,123
Accrued unbilled revenue	379	474
Other receivables, less allowance for uncollectible accounts of $10 in 2012 and 2011	249	303
Fuel oil, gas in storage, materials and supplies, at average cost	325	356
Prepayments	431	145
Deferred tax assets – current	285	266
Regulatory assets	192	164
Other current assets	205	159
TOTAL CURRENT ASSETS	3,904	3,638
INVESTMENTS	440	455
UTILITY PLANT, AT ORIGINAL COST
Electric	21,520	21,105
Gas	4,821	4,727
Steam	2,015	1,983
General	2,093	1,960
TOTAL	30,449	29,775
Less: Accumulated depreciation	6,153	6,051
Net	24,296	23,724
Construction work in progress	920	1,241
NET UTILITY PLANT	25,216	24,965
NON-UTILITY PLANT
Non-utility property, less accumulated depreciation of $61 and $59 in 2012 and 2011, respectively	98	89
Construction work in progress	39	39
NET PLANT	25,353	25,093
OTHER NONCURRENT ASSETS
Goodwill	429	429
Intangible assets, less accumulated amortization of $3 in 2012 and 2011	3	3
Regulatory assets	9,276	9,337
Other deferred charges and noncurrent assets	296	259
TOTAL OTHER NONCURRENT ASSETS	10,004	10,028
TOTAL ASSETS	$39,701	$39,214

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.

CONSOLIDATED BALANCE SHEET (UNAUDITED)

	March 31, 2012	December 31, 2011
	(Millions of Dollars)
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Long-term debt due within one year	$1,030	$530
Accounts payable	844	955
Customer deposits	306	303
Accrued taxes	229	188
Accrued interest	212	160
Accrued wages	91	91
Fair value of derivative liabilities	198	169
Regulatory liabilities	286	118
Preferred stock redemption	239	—
Other current liabilities	405	473
TOTAL CURRENT LIABILITIES	3,840	2,987
NONCURRENT LIABILITIES
Obligations under capital leases	2	2
Provision for injuries and damages	158	181
Pensions and retiree benefits	4,605	4,835
Superfund and other environmental costs	537	489
Asset retirement obligations	147	145
Fair value of derivative liabilities	54	48
Other noncurrent liabilities	131	131
TOTAL NONCURRENT LIABILITIES	5,634	5,831
DEFERRED CREDITS AND REGULATORY LIABILITIES
Deferred income taxes and investment tax credits	7,712	7,563
Regulatory liabilities	846	977
Other deferred credits	83	64
TOTAL DEFERRED CREDITS AND REGULATORY LIABILITIES	8,641	8,604
LONG-TERM DEBT	10,041	10,143
SHAREHOLDERS’ EQUITY
Common shareholders’ equity (See Statement of Common Shareholders’ Equity)	11,545	11,436
Preferred stock of subsidiary	—	213
TOTAL SHAREHOLDERS’ EQUITY	11,545	11,649
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$39,701	$39,214

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.

CONSOLIDATED STATEMENT OF COMMON SHAREHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Capital Stock Expense	Accumulated Other Comprehensive Income/(Loss)	Total
(Millions of Dollars/Except Share Data)	Shares	Amount			Shares	Amount
BALANCE AS OF DECEMBER 31, 2010	291,616,334	$31	$4,915	$7,220	23,210,700	$(1,001)	$(64)	$(40)	$11,061
Net income for common stock				311					311
Common stock dividends				(175)					(175)
Issuance of common shares – dividend reinvestment and employee stock plans	656,049	1	30						31
Other comprehensive income								3	3
BALANCE AS OF MARCH 31, 2011	292,272,383	$32	$4,945	$7,356	23,210,700	$(1,001)	$(64)	$(37)	$11,231
BALANCE AS OF DECEMBER 31, 2011	292,888,521	$32	$4,991	$7,568	23,194,075	$(1,033)	$(64)	$(58)	$11,436
Net income for common stock				277					277
Common stock dividends				(177)					(177)
Issuance of common shares for stock plans, net of repurchases	(7,225)				7,225	(2)			(2)
Preferred stock redemption							4		4
Other comprehensive income								7	7
BALANCE AS OF MARCH 31, 2012	292,881,296	$32	$4,991	$7,668	23,201,300	$(1,035)	$(60)	$(51)	$11,545

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

CONSOLIDATED INCOME STATEMENT (UNAUDITED)

	For the Three Month Ended March 31,
	2012	2011
	(Millions of Dollars)
OPERATING REVENUES
Electric	$1,735	$1,721
Gas	563	663
Steam	263	325
TOTAL OPERATING REVENUES	2,561	2,709
OPERATING EXPENSES
Purchased power	447	483
Fuel	108	176
Gas purchased for resale	169	263
Operations and maintenance	645	597
Depreciation and amortization	218	204
Taxes, other than income taxes	430	440
TOTAL OPERATING EXPENSES	2,017	2,163
OPERATING INCOME	544	546
OTHER INCOME (DEDUCTIONS)
Investment and other income	5	5
Allowance for equity funds used during construction	—	3
Other deductions	(3)	(3)
TOTAL OTHER INCOME (DEDUCTIONS)	2	5
INCOME BEFORE INTEREST AND INCOME TAX EXPENSE	546	551
INTEREST EXPENSE
Interest on long-term debt	131	132
Other interest	5	5
Allowance for borrowed funds used during construction	—	(2)
NET INTEREST EXPENSE	136	135
INCOME BEFORE INCOME TAX EXPENSE	410	416
INCOME TAX EXPENSE	134	145
NET INCOME	276	271
Preferred stock dividend requirements	(3)	(3)
NET INCOME FOR COMMON STOCK	$273	$268

The accompanying notes are an integral part of these financial statements.

12

Consolidated Edison Company of New York, Inc.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Month Ended March 31,
	2012	2011
	(Millions of Dollars)
NET INCOME	$276	$271
OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAXES
Pension plan liability adjustments, net of $— taxes in 2012 and 2011	—	—
TOTAL OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAXES	—	—
COMPREHENSIVE INCOME	$276	$271

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31,
	2012	2011
	(Millions of Dollars)
OPERATING ACTIVITIES
Net income	$276	$271
PRINCIPAL NON-CASH CHARGES/(CREDITS) TO INCOME
Depreciation and amortization	218	204
Deferred income taxes	66	207
Rate case amortization and accruals	31	19
Common equity component of allowance for funds used during construction	—	(3)
Other non-cash items (net)	15	10
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable – customers, less allowance for uncollectibles	43	22
Materials and supplies, including fuel oil and gas in storage	22	84
Other receivables and other current assets	16	(77)
Prepayments	(287)	(291)
Accounts payable	(48)	(119)
Pensions and retiree benefits obligations	209	236
Pensions and retiree benefits contribution	(184)	(491)
Accrued taxes	57	(37)
Accrued interest	42	44
Superfund and environmental remediation costs (net)	(1)	—
Deferred charges, noncurrent assets and other regulatory assets	(179)	(63)
Deferred credits and other regulatory liabilities	108	52
Other liabilities	(36)	4
NET CASH FLOWS FROM OPERATING ACTIVITIES	368	72
INVESTING ACTIVITIES
Utility construction expenditures	(446)	(376)
Cost of removal less salvage	(41)	(37)
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(487)	(413)
FINANCING ACTIVITIES
Net proceeds from short-term debt	—	464
Issuance of long-term debt	400	—
Debt issuance costs	(4)	—
Dividend to parent	(171)	(170)
Preferred stock dividends	(3)	(3)
NET CASH FLOWS USED IN FINANCING ACTIVITIES	222	291
CASH AND TEMPORARY CASH INVESTMENTS:
NET CHANGE FOR THE PERIOD	103	(50)
BALANCE AT BEGINNING OF PERIOD	372	78
BALANCE AT END OF PERIOD	$475	$28
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid/(refunded) during the period for:
Interest	$83	$82
Income taxes	$(20)	$35

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

CONSOLIDATED BALANCE SHEET (UNAUDITED)

	March 31, 2012	December 31, 2011
	(Millions of Dollars)
ASSETS
CURRENT ASSETS
Cash and temporary cash investments	$475	$372
Accounts receivable – customers, less allowance for uncollectible accounts of $79 in 2012 and 2011	934	977
Other receivables, less allowance for uncollectible accounts of $9 in 2012 and 2011	110	102
Accrued unbilled revenue	285	366
Accounts receivable from affiliated companies	36	54
Fuel oil, gas in storage, materials and supplies, at average cost	286	308
Prepayments	372	85
Regulatory assets	159	140
Deferred tax assets – current	170	157
Other current assets	97	100
TOTAL CURRENT ASSETS	2,924	2,661
INVESTMENTS	188	177
UTILITY PLANT AT ORIGINAL COST
Electric	20,284	19,886
Gas	4,285	4,200
Steam	2,015	1,983
General	1,917	1,785
TOTAL	28,501	27,854
Less: Accumulated depreciation	5,616	5,523
Net	22,885	22,331
Construction work in progress	853	1,165
NET UTILITY PLANT	23,738	23,496
NON-UTILITY PROPERTY
Non-utility property, less accumulated depreciation of $24 in 2012 and 2011	6	6
NET PLANT	23,744	23,502
OTHER NONCURRENT ASSETS
Regulatory assets	8,645	8,661
Other deferred charges and noncurrent assets	254	217
TOTAL OTHER NONCURRENT ASSETS	8,899	8,878
TOTAL ASSETS	$35,755	$35,218

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

CONSOLIDATED BALANCE SHEET (UNAUDITED)

	March 31, 2012	December 31, 2011
	(Millions of Dollars)
LIABILITIES AND SHAREHOLDER’S EQUITY
CURRENT LIABILITIES
Long-term debt due within one year	$1,024	$525
Accounts payable	690	774
Accounts payable to affiliated companies	17	16
Customer deposits	293	290
Accrued taxes	17	32
Accrued taxes to affiliated companies	198	126
Accrued interest	175	133
Accrued wages	82	81
Fair value of derivative liabilities	112	98
Regulatory liabilities	242	79
Preferred stock redemption	239	—
Other current liabilities	338	396
TOTAL CURRENT LIABILITIES	3,427	2,550
NONCURRENT LIABILITIES
Obligations under capital leases	2	2
Provision for injuries and damages	151	173
Pensions and retiree benefits	4,142	4,337
Superfund and other environmental costs	421	373
Asset retirement obligations	147	145
Fair value of derivative liabilities	31	24
Other noncurrent liabilities	121	120
TOTAL NONCURRENT LIABILITIES	5,015	5,174
DEFERRED CREDITS AND REGULATORY LIABILITIES
Deferred income taxes and investment tax credits	7,059	6,921
Regulatory liabilities	730	861
Other deferred credits	81	61
TOTAL DEFERRED CREDITS AND REGULATORY LIABILITIES	7,870	7,843
LONG-TERM DEBT	9,119	9,220
SHAREHOLDER’S EQUITY
Common shareholder’s equity (See Statement of Common Shareholder’s Equity)	10,324	10,218
Preferred stock	—	213
TOTAL SHAREHOLDER’S EQUITY	10,324	10,431
TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$35,755	$35,218

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

CONSOLIDATED STATEMENT OF COMMON SHAREHOLDER’S EQUITY (UNAUDITED)

	Common Stock		Additional Paid- In Capital	Retained Earnings	Repurchased Con Edison Stock	Capital Stock Expense	Accumulated Other Comprehensive Income/(Loss)	Total
(Millions of Dollars/Except Share Data)	Shares	Amount
BALANCE AS OF DECEMBER 31, 2010	235,488,094	$589	$4,234	$6,132	$(962)	$(64)	$(6)	$9,923
Net income				271				271
Common stock dividend to parent				(170)				(170)
Cumulative preferred dividends				(3)				(3)
Other comprehensive income							—	—
BALANCE AS OF MARCH 31, 2011	235,488,094	$589	$4,234	$6,230	$(962)	$(64)	$(6)	$10,021
BALANCE AS OF DECEMBER 31, 2011	235,488,094	$589	$4,234	$6,429	$(962)	$(64)	$(8)	$10,218
Net income				276				276
Common stock dividend to parent				(171)				(171)
Cumulative preferred dividends				(3)				(3)
Preferred stock redemption						4		4
Other comprehensive income							—	—
BALANCE AS OF MARCH 31, 2012	235,488,094	$589	$4,234	$6,531	$(962)	$(60)	$(8)	$10,324

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

The separate interim consolidated financial statements of each of the Companies are unaudited but, in the opinion of their respective managements, reflect all adjustments (which include only normally recurring adjustments) necessary for a fair presentation of the results for the interim periods presented. The Companies’ separate interim consolidated financial statements should be read together with their separate audited financial statements (including the combined notes thereto) included in Item 8 of their combined Annual Report on Form 10-K for the year ended December 31, 2011. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

Note A — Summary of Significant Accounting Policies

Earnings Per Common Share

For the three months ended March 31, 2012 and 2011, basic and diluted EPS for Con Edison are calculated as follows:

(Millions of Dollars, except per share amounts/Shares in Millions)	2012	2011
Net income for common stock	$277	$311
Weighted average common shares outstanding – Basic	292.9	292.0
Add: Incremental shares attributable to effect of potentially dilutive securities	1.6	1.6
Adjusted weighted average common shares outstanding – Diluted	294.5	293.6
Net income for common stock per common share – basic	$0.95	$1.07
Net income for common stock per common share – diluted	$0.94	$1.06

Note B — Regulatory Matters

Rate Agreements

CECONY — Electric

In March 2012, the NYSPSC issued an order requiring that the $134 million surcharge that was to have been collected from customers during the rate year ending March 2013 instead be offset using certain CECONY regulatory liabilities that would have otherwise been refundable to or applied for the benefit of customers after the rate year.

O&R — Electric

On February 24, 2012, O&R, the staff of the NYSPSC and the Utility Intervention Unit of New York State’s Division of Consumer Protection entered into a Joint Proposal with respect to the Company’s rates for electric delivery service rendered in New York. The Joint Proposal, which is subject to NYSPSC approval, covers the three-year period from July 2012 through June 2015. The Joint Proposal provides for electric base rate increases of $19.4 million, $8.8 million and $15.2 million, effective July 2012, 2013 and 2014, respectively, which can be implemented, at the NYSPSC’s option, with increases of $15.2 million effective July 2012 and 2013 and an increase of $13.1 million, together with a surcharge of $2.1 million, effective July 2014. The Joint Proposal reflects the following major items:

•	a weighted average cost of capital of 7.61 percent, 7.65 percent and 7.48 percent for the rate years ending June 30, 2013, 2014 and 2015, respectively, reflecting:

•	a return on common equity of 9.4 percent, 9.5 percent and 9.6 percent for the rate years ending June 30, 2013, 2014 and 2015, respectively;

•	cost of long-term debt of 6.07 percent for each of the rate years ending June 30, 2013 and 2014 and 5.64 percent for the rate year ending June 30 2015;

•	common equity ratio of 48 percent for each of the rate years ending June 30, 2013, 2014 and 2015; and

•	average rate base of $671 million, $708 million and $759 million for the rate years ending June 30, 2013, 2014 and 2015, respectively;

•

sharing with electric customers of any actual earnings, excluding the effects of any penalties and certain other items, above specified percentage returns on common equity (based on the actual average common equity ratio, subject to a 50 percent maximum):

•

the company will allocate to customers the revenue requirement equivalent of 50 percent, 75 percent and 90 percent of any such earnings for each rate year in excess of 80 basis points, 180 basis points and 280 basis points, respectively, above the return on common equity for that rate year indicated above; and

•	the earnings sharing allocation between the company and customers will be done on a cumulative basis at the end of rate year three;

•	continuation of a revenue decoupling mechanism;

19

•

continuation of a provision which defers as a regulatory liability for the benefit of customers or, subject to certain limitations, a regulatory asset for recovery from customers, as the case may be, the revenue requirement impact of the amount by which actual average net utility plant for each rate year is different than the average net utility plant reflected in rates ($678 million, $704 million and $753 million for the rate years ending June 30, 2013, 2014 and 2015, respectively);

•	continuation of the rate provisions pursuant to which the company recovers its purchased power costs from customers;

•

continuation of rate provisions under which pension and other post-retirement benefit expenses, environmental remediation expenses, tax-exempt debt costs and certain other expenses are reconciled to amounts for those expenses reflected in rates;

•	provisions under which property taxes are reconciled to amounts reflected in rates; and

•	continuation of provisions for potential operations penalties of up to $3 million annually if certain customer service and system reliability performance targets are not met.

Other Regulatory Matters

In February 2009, the NYSPSC commenced a proceeding to examine the prudence of certain CECONY expenditures (see “Investigations of Vendor Payments” in Note H). Pursuant to NYSPSC orders, a portion of the company’s revenues (currently, $249 million, $32 million and $6 million on an annual basis for electric, gas and steam service, respectively) is being collected subject to potential refund to customers. At March 31, 2012, the company had collected an estimated $887 million from customers subject to potential refund in connection with this proceeding. In October 2010, a NYSPSC consultant reported its $21 million provisional assessment, which the company has disputed, of potential overcharges for construction work. The potential overcharges related to transactions that involved certain employees who were arrested and a contractor that performed work for the company. The NYSPSC’s consultant is expected to continue to review the company’s expenditures. At March 31, 2012, the company had an $8 million regulatory liability relating to this matter. The company is unable to estimate the amount, if any, by which any refund required by the NYSPSC may exceed this regulatory liability.

In February 2011, the NYSPSC initiated a proceeding to examine the existing mechanisms pursuant to which utilities recover site investigation and remediation costs and possible alternatives. See Note G.

Regulatory Assets and Liabilities

Regulatory assets and liabilities at March 31, 2012 and December 31, 2011 were comprised of the following items:

	Con Edison		CECONY
(Millions of Dollars)	2012	2011	2012	2011
Regulatory assets
Unrecognized pension and other postretirement costs	$5,594	$5,852	$5,337	$5,554
Future income tax	1,840	1,798	1,764	1,724
Environmental remediation costs	729	681	613	564
Pension and other post retirement benefits deferrals	219	198	185	157
Revenue taxes	167	163	161	158
Surcharge for New York State assessment	143	90	133	82
Deferred storm costs	125	128	79	80
Net electric deferrals	116	121	116	121
Deferred derivative losses – long-term	78	60	61	44
O&R transition bond charges	43	44	—	—
Preferred stock redemption	30	—	30	—
Workers’ compensation	22	23	21	23
Property tax reconciliation	13	13	—	—
Recoverable energy costs – long-term	—	14	—	14
Other	157	152	145	140
Regulatory assets – long-term	9,276	9,337	8,645	8,661
Deferred derivative losses – current	192	164	159	140
Regulatory assets – current	192	164	159	140
Total Regulatory Assets	$9,468	$9,501	$8,804	$8,801
Regulatory liabilities
Allowance for cost of removal less salvage	$457	$448	$379	$372
Property tax reconciliation	68	35	68	35
World Trade Center settlement proceeds	62	62	62	62
Net unbilled revenue deferrals	51	104	51	104
Long-term interest rate reconciliation	42	30	42	30
Carrying charges on transmission and distribution net plant	41	38	18	14
Gas line losses	17	21	17	21
Expenditure prudence proceeding	8	11	8	11
Energy efficiency programs	6	22	6	20
Other	94	206	79	192
Regulatory liabilities – long-term	846	977	730	861
Electric surcharge offset	134	—	134	—
Refundable energy costs – current	99	51	55	12
Revenue decoupling mechanism	51	66	51	66
Deferred derivative gains – current	2	1	2	1
Regulatory liabilities – current	286	118	242	79
Total Regulatory Liabilities	$1,132	$1,095	$972	$940

Note C — Capitalization

In March 2012, CECONY issued $400 million of 4.20 percent 30-year debentures, $239 million of the net proceeds from the sale of which were used to redeem on May 1, 2012 all outstanding shares of its $5 Cumulative Preferred Stock and Cumulative Preferred Stock ($100 par value).

The carrying amounts and fair values of long-term debt are:

(millions of dollars)	March 31, 2012		December 31, 2011
Long-Term Debt (including current portion)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Con Edison	$11,071	$12,892	$10,673	$12,744
CECONY	$10,143	$11,757	$9,745	$11,593

Fair values of long-term debt have been estimated primarily using available market information. For Con Edison, $12,256 million and $636 million of the fair value of long-term debt at March 31, 2012 are classified as Level 2 and Level 3, respectively. For CECONY, $11,121 million and $636 million of the fair value of long-term debt at March 31, 2012 are classified as Level 2 and Level 3, respectively (see Note K).

Note D — Short-Term Borrowing

At March 31, 2012, Con Edison and CECONY had no commercial paper outstanding. The Companies have not borrowed under their October 2011 credit agreement. Con Edison had $183 million of letters of credit outstanding under the credit agreement (including $168 million for CECONY).

Note E — Pension Benefits

Net Periodic Benefit Cost

The components of the Companies’ net periodic benefit costs for the three months ended March 31, 2012 and 2011 were as follows:

	Con Edison		CECONY
(Millions of Dollars)	2012	2011	2012	2011
Service cost – including administrative expenses	$59	$47	$55	$44
Interest cost on projected benefit obligation	137	140	128	131
Expected return on plan assets	(176)	(183)	(168)	(175)
Amortization of net actuarial loss	177	132	168	125
Amortization of prior service costs	2	2	2	2
NET PERIODIC BENEFIT COST	$199	$138	$185	$127
Cost capitalized	(64)	(48)	(63)	(45)
Cost deferred	(37)	(51)	(38)	(52)
Cost charged to operating expenses	$98	$39	$84	$30

Expected Contributions

Based on estimates as of March 31, 2012, the Companies expect to make contributions to the pension plan during 2012 of $775 million (of which $721 million is to be contributed by CECONY). During the first quarter of 2012, CECONY contributed $184 million to the pension plan. The Companies expect to fund $12 million for the non-qualified supplemental plans in 2012. The Companies’ policy is to fund their accounting cost to the extent tax deductible.

Note F — Other Postretirement Benefits

Net Periodic Benefit Cost

The components of the Companies’ net periodic postretirement benefit costs for the three months ended March 31, 2012 and 2011 were as follows:

	Con Edison		CECONY
(Millions of Dollars)	2012	2011	2012	2011
Service cost	$7	$6	$5	$5
Interest cost on accumulated other postretirement benefit obligation	18	21	16	18
Expected return on plan assets	(21)	(22)	(18)	(19)
Amortization of net actuarial loss	25	22	22	20
Amortization of prior service cost	(5)	(2)	(4)	(3)
Amortization of transition obligation	—	1	—	1
NET PERIODIC POSTRETIREMENT BENEFIT COST	$24	$26	$21	$22
Cost capitalized	(8)	(9)	(7)	(8)
Cost charged	7	4	4	3
Cost charged to operating expenses	$23	$21	$18	$17

Expected Contributions

Based on estimates as of March 31, 2012, Con Edison expects to make a contribution of $87 million, including $74 million for CECONY, to the other postretirement benefit plans in 2012.

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

The accrued liabilities and regulatory assets related to Superfund Sites at March 31, 2012 and December 31, 2011 were as follows:

	Con Edison		CECONY
(Millions of Dollars)	2012	2011	2012	2011
Accrued Liabilities:
Manufactured gas plant sites	$466	$422	$351	$307
Other Superfund Sites	71	67	70	66
Total	$537	$489	$421	$373
Regulatory assets	$729	$681	$613	$564

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

Environmental remediation costs incurred and insurance recoveries received related to Superfund Sites for the three months ended March 31, 2012 and 2011, were as follows:

	Con Edison		CECONY
(Millions of Dollars)	2012	2011	2012	2011
Remediation costs incurred	$7	$6	$7	$5
Insurance recoveries received	—	—	—	—

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

Asbestos Proceedings

Suits have been brought in New York State and federal courts against the Utilities and many other defendants, wherein a large number of plaintiffs sought large amounts of compensatory and punitive damages for deaths and injuries allegedly caused by exposure to asbestos at various premises of the Utilities. The suits that have been resolved, which are many, have been resolved without any payment by the Utilities, or for amounts that were not, in the aggregate, material to them. The amounts specified in all the remaining thousands of suits total billions of dollars; however, the Utilities believe that these amounts are greatly exaggerated, based on the disposition of previous claims. In 2010, CECONY estimated that its aggregate undiscounted potential liability for these suits and additional suits that may be brought over the next 15 years is $10 million. The estimate was based upon a combination of modeling, historical data analysis and risk factor assessment. Actual experience may be materially different. In addition, certain current and former employees have claimed or are claiming workers’ compensation benefits based on alleged disability from exposure to asbestos. Under its current rate agreements, CECONY is permitted to defer as regulatory assets (for subsequent recovery through rates) costs incurred for its asbestos lawsuits and workers’ compensation claims. The accrued liability for asbestos suits and workers’ compensation proceedings (including those related to asbestos exposure) and the amounts deferred as regulatory assets for the Companies at March 31, 2012 and December 31, 2011 were as follows:

	Con Edison		CECONY
(Millions of Dollars)	2012	2011	2012	2011
Accrued liability – asbestos suits	$10	$10	$10	$10
Regulatory assets – asbestos suits	$10	$10	$10	$10
Accrued liability – workers’ compensation	$96	$98	$92	$93
Regulatory assets – workers’ compensation	$22	$23	$21	$23

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

Lease In/Lease Out Transactions

In each of 1997 and 1999, Con Edison Development entered into a transaction in which it leased property and then immediately subleased it back to the lessor (termed “Lease In/Lease Out,” or LILO transactions). The transactions respectively involve electric generating and gas distribution facilities in the Netherlands, with a total investment of $259 million. The transactions were financed with $93 million of equity and $166 million of non-recourse, long-term debt secured by the underlying assets. In accordance with the accounting rules for leases, Con Edison is accounting for the two LILO transactions as leveraged leases. Accordingly, the company’s investment in these leases, net of non-recourse debt, is carried as a single amount in Con Edison’s consolidated balance sheet and income is recognized pursuant to a method that incorporates a level rate of return for those years when net investment in the lease is positive, based upon the after-tax cash flows projected at the inception of the leveraged leases. The company’s investment in these leveraged leases was $(65) million at March 31, 2012 and $(55) million at December 31, 2011 and is comprised of a $228 million gross investment less $293 million of deferred tax liabilities at March 31, 2012 and $234 million gross investment less $289 million of deferred tax liabilities at December 31, 2011.

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

Con Edison believes that its LILO transactions have been correctly reported, and has not recorded any reserve with respect to the disallowance of tax losses, or related interest, in connection with its LILO transactions. Con Edison’s estimated tax savings, reflected in its financial statements, from the two LILO transactions through March 31, 2012, in the aggregate, was $240 million. If Con Edison were required to repay all or a portion of these amounts, it would also be required to pay interest of up to $114 million net of tax at March 31, 2012.

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

Guarantees

Con Edison and its subsidiaries enter into various agreements providing financial or performance assurance primarily to third parties on behalf of their subsidiaries. Maximum amounts guaranteed by Con Edison totaled $760 million at March 31, 2012 and December 31, 2011, respectively.

A summary, by type and term, of Con Edison’s total guarantees at March 31, 2012 is as follows:

Guarantee Type	0 – 3 years	4 – 10 years	> 10 years	Total
	(Millions of Dollars)
Energy transactions	$637	$4	$66	$707
Intra-company guarantees	15	—	1	16
Other guarantees	33	4	—	37
TOTAL	$685	$8	$67	$760

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

Intra-company Guarantees — Con Edison guarantees electricity sales made by Con Edison Energy and Con Edison Solutions to O&R and CECONY.

Other Guarantees — Con Edison and Con Edison Development also guarantee the following:

•

$7 million relates to guarantees issued by Con Edison to CECONY covering a former Con Edison subsidiary’s lease payment to use CECONY’s conduit system in accordance with a tariff approved by the NYSPSC and a guarantee issued by Con Edison to a landlord to guarantee the former subsidiary’s obligations under a building lease. The former subsidiary is obligated to reimburse Con Edison for any payments made under these guarantees. This obligation is fully secured by letters of credit;

•	$25 million for guarantees provided by Con Edison to Travelers Insurance Company for indemnity agreements for surety bonds in connection with energy service projects performed by Con Edison Solutions;

•

$5 million for guarantees provided by Con Edison Development to Travelers Insurance Company for indemnity agreements for surety bonds in connection with the construction and operation of solar facilities performed by its subsidiaries; and

•

Con Edison, on behalf of Con Edison Solutions, as a retail electric provider, issued a guarantee to the Public Utility Commission of Texas with no specified limitation on the amount guaranteed, covering the payment of all obligations of a retail electric provider. Con Edison’s estimate of the maximum potential obligation is $5 million as of March 31, 2012.

Note I — Financial Information by Business Segment

The financial data for the business segments are as follows:

	For the Three Months Ended March 31,
	Operating revenues		Inter-segment revenues		Depreciation and amortization		Operating income
(Millions of Dollars)	2012	2011	2012	2011	2012	2011	2012	2011
CECONY
Electric	$1,735	$1,721	$3	$3	$173	$161	$224	$217
Gas	563	663	1	1	29	27	221	204
Steam	263	325	19	20	16	16	99	125
Consolidation adjustments	—	—	(23)	(24)	—	—	—	—
Total CECONY	$2,561	$2,709	$—	$—	$218	$204	$544	$546
O&R
Electric	$128	$149	$—	$—	$9	$9	$8	$10
Gas	82	92	—	—	4	3	30	28
Total O&R	$210	$241	$—	$—	$13	$12	$38	$38
Competitive energy businesses	$310	$408	$2	$3	$2	$2	$(20)	$44
Other*	(3)	(9)	(2)	(3)	—	—	(1)	(2)
Total Con Edison	$3,078	$3,349	$—	$—	$233	$218	$561	$626

*	Parent company expenses, primarily interest, and consolidation adjustments. Other does not represent a business segment.

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

Energy Price Hedging

Con Edison’s subsidiaries hedge market price fluctuations associated with physical purchases and sales of electricity, natural gas, and steam by using derivative instruments including futures, forwards, basis swaps, options, transmission congestion contracts and financial transmission rights contracts. The fair values of the Companies’ commodity derivatives at March 31, 2012 and December 31, 2011 were as follows:

	Con Edison		CECONY
(Millions of Dollars)	2012	2011	2012	2011
Fair value of net derivative assets/(liabilities) – gross	$(331)	$(249)	$(181)	$(144)
Impact of netting of cash collateral	156	110	64	46
Fair value of net derivative assets/(liabilities) – net	$(175)	$(139)	$(117)	$(98)

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

At March 31, 2012, Con Edison and CECONY had $121 million and $12 million of credit exposure in connection with energy supply and hedging activities, net of collateral, respectively. Con Edison’s net credit exposure consisted of $46 million with investment-grade counterparties, $37 million with commodity exchange brokers, $36 million with independent system operators and $2 million with non-rated counterparties. CECONY’s net credit exposure was with commodity exchange brokers.

Economic Hedges

The Companies enter into certain derivative instruments that do not qualify or are not designated as hedges under the accounting rules for derivatives and hedging. However, management believes these instruments represent economic hedges that mitigate exposure to fluctuations in commodity prices.

The fair values of the Companies’ commodity derivatives at March 31, 2012 were:

(Millions of Dollars)	Fair Value of Commodity Derivatives (a) Balance Sheet Location	Con Edison	CECONY
Derivatives Asset
Current	Other current assets	$179	$20
Long-term	Other deferred charges and non-current assets	25	6
Total derivatives asset		$204	$26
Impact of netting		(134)	—
Net derivatives asset		$70	$26
Derivatives Liability
Current	Fair value of derivative liabilities	$433	$149
Long-term	Fair value of derivative liabilities	102	58
Total derivatives liability		$535	$207
Impact of netting		(290)	(64)
Net derivatives liability		$245	$143

(a)	Qualifying derivative contracts, which have been designated as normal purchases or normal sales contracts, are not reported at fair value under the accounting rules for derivatives and hedging and, therefore, are excluded from the table.

The fair values of the Companies’ commodity derivatives at December 31, 2011 were:

(Millions of Dollars)	Fair Value of Commodity Derivatives (a) Balance Sheet Location	Con Edison	CECONY
Derivatives Asset
Current	Other current assets	$139	$16
Long-term	Other deferred charges and non-current assets	26	14
Total derivatives asset		$165	$30
Impact of netting		(95)	(6)
Net derivatives asset		$70	$24
Derivatives Liability
Current	Fair value of derivative liabilities	$331	$127
Long-term	Fair value of derivative liabilities	83	48
Total derivatives liability		$414	$175
Impact of netting		(205)	(53)
Net derivatives liability		$209	$122

(a)	Qualifying derivative contracts, which have been designated as normal purchases or normal sales contracts, are not reported at fair value under the accounting rules for derivatives and hedging and, therefore, are excluded from the table.

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

The following table presents the changes in the fair values of commodity derivatives that have been deferred or recognized in earnings for the three months ended March 31, 2012:

Realized and Unrealized Gains/(Losses) on Commodity Derivatives (a) Deferred or Recognized in Income for the Three Months Ended March 31, 2012
(Millions of Dollars)	Balance Sheet Location	Con Edison		CECONY
Pre-tax gains/(losses) deferred in accordance with accounting rules for regulated operations:
Current	Deferred derivative gains	$1		$1
Total deferred gains		$1		$1
Current	Deferred derivative losses	$(28)		$(19)
Current	Recoverable energy costs	(74)		(56)
Long-term	Regulatory assets	(18)		(17)
Total deferred losses		$(120)		$(92)
Net deferred losses		$(119)		$(91)
	Income Statement Location
Pre-tax loss recognized in income
	Purchased power expense	$(86	)(b)	$—
	Gas purchased for resale	(1)		—
	Non-utility revenue	(3	)(b)	—
Total pre-tax loss recognized in income		$(90)		$—

(a)	Qualifying derivative contracts, which have been designated as normal purchases or normal sales contracts, are not reported at fair value under the accounting rules for derivatives and hedging and, therefore, are excluded from the table.
(b)	For the three months ended March 31, 2012, Con Edison recorded in non-utility revenues and purchased power expense an unrealized pre-tax loss of $(4) million and $(27) million, respectively.

The following table presents the changes in the fair values of commodity derivatives that have been deferred or recognized in earnings for the three months ended March 31, 2011:

Realized and Unrealized Gains/(Losses) on Commodity Derivatives (a) Deferred or Recognized in Income for the Three Months Ended March 31, 2011
(Millions of Dollars)	Balance Sheet Location	Con Edison		CECONY
Pre-tax gains/(losses) deferred in accordance with accounting rules for regulated operations:
Current	Deferred derivative gains	$6		$5
Long-term	Regulatory liabilities	3		3
Total deferred gains		$9		$8
Current	Deferred derivative losses	$44		$35
Current	Recoverable energy costs	(49)		(42)
Long-term	Regulatory assets	17		11
Total deferred losses		$12		$4
Net deferred losses		$21		$12
	Income Statement Location
Pre-tax gain/(loss) recognized in income
	Purchased power expense	$(21	)(b)	$—
	Gas purchased for resale	(6)		—
	Non-utility revenue	10	(b)	—
Total pre-tax gain/(loss) recognized in income		$(17)		$—

(a)	Qualifying derivative contracts, which have been designated as normal purchases or normal sales contracts, are not reported at fair value under the accounting rules for derivatives and hedging and, therefore, are excluded from the table.
(b)	For the three months ended March 31, 2011, Con Edison recorded in non-utility revenues and purchased power expense an unrealized pre-tax gain/(loss) of $(13) million and $50 million, respectively.

As of March 31, 2012, Con Edison had 1,392 contracts, including 582 CECONY contracts, which were considered to be derivatives under the accounting rules for derivatives and hedging (excluding qualifying derivative contracts, which have been designated as normal purchases or normal sales contracts). The following table presents the number of contracts by commodity type:

	Electric Derivatives				Gas Derivatives
	Number of Energy Contracts (a)	MWhs (b)	Number of Capacity Contracts (a)	MWs (b)	Number of Contracts (a)	Dths (b)	Total Number of Contracts (a)
Con Edison	754	16,197,114	59	7,639	579	91,840,940	1,392
CECONY	141	3,771,625	—	—	441	84,940,000	582

(a)	Qualifying derivative contracts, which have been designated as normal purchases or normal sales contracts, are not reported at fair value under the accounting rules for derivatives and hedging and, therefore, are excluded from the table.
(b)	Volumes are reported net of long and short positions.

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

The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position and collateral posted at March 31, 2012, and the additional collateral that would have been required to be posted had the lowest applicable credit rating been reduced one level and to below investment grade were:

(Millions of Dollars)	Con Edison (a)		CECONY (a)
Aggregate fair value – net liabilities	$245		$143
Collateral posted	$64		$51
Additional collateral (b) (downgrade one level from current ratings (c))	$35		$18
Additional collateral (b) (downgrade to below investment grade from current ratings (c))	$225	(d)	$106	(d)

(a)	Non-derivative transactions for the purchase and sale of electricity and gas and qualifying derivative instruments, which have been designated as normal purchases or normal sales, are excluded from the table. These transactions primarily include purchases of electricity from independent system operators. In the event the Utilities and Con Edison’s competitive energy businesses were no longer extended unsecured credit for such purchases, the Companies would be required to post collateral, which at March 31, 2012, would have amounted to an estimated $39 million for Con Edison, including $9 million for CECONY. For certain other such non-derivative transactions, the Companies could be required to post collateral under certain circumstances, including in the event counterparties had reasonable grounds for insecurity.
(b)	The Companies measure the collateral requirements by taking into consideration the fair value amounts of derivative instruments that contain credit-risk-related contingent features that are in a net liabilities position plus amounts owed to counterparties for settled transactions and amounts required by counterparties for minimum financial security. The fair value amounts represent unrealized losses, net of any unrealized gains where the Companies have a legally enforceable right of setoff.
(c)	The current ratings are Moody’s, S&P and Fitch long-term credit rating of, as applicable, Con Edison (Baa1/BBB+/BBB+), CECONY (A3/A-/A-) or O&R (Baa1/A-/A-). Credit ratings assigned by rating agencies are expressions of opinions that are subject to revision or withdrawal at any time by the assigning rating agency.
(d)	Derivative instruments that are net assets have been excluded from the table. At March 31, 2012, if Con Edison had been downgraded to below investment grade, it would have been required to post additional collateral for such derivative instruments of not more than $23 million.

Interest Rate Swaps

O&R has an interest rate swap pursuant to which it pays a fixed-rate of 6.09 percent and receives a LIBOR-based variable rate. The fair value of this interest rate swap at March 31, 2012 was an unrealized loss of $8 million, which has been included in Con Edison’s consolidated balance sheet as a noncurrent liability/fair value of derivative liabilities and a regulatory asset. The increase in the fair value of the swap for the three months ended March 31, 2012 was immaterial. In the event O&R’s credit rating was downgraded to BBB- or lower by S&P or Baa3 or lower by Moody’s, the swap counterparty could elect to terminate the agreement and, if it did so, the parties would then be required to settle the transaction.

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

Effective January 1, 2012, the Companies adopted Accounting Standards Update (ASU) No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”. The amendments expand existing disclosure requirements for fair value measurements and make other amendments. For fair value measurements in Level 3, this update requires the Companies to provide a description of the valuation process in place, a quantitative disclosure of unobservable inputs and assumptions used in the measurement as well as a narrative description of the sensitivity of the fair value to changes in unobservable inputs and interrelationships between those inputs. The update also requires the Companies to disclose any transfers between Levels 1 and 2 of fair value hierarchy measurements and the reasons for the transfers.

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2012 are summarized below.

	Level 1		Level 2		Level 3		Netting Adjustments (4)		Total
(Millions of Dollars)	Con Edison	CECONY	Con Edison	CECONY	Con Edison	CECONY	Con Edison	CECONY	Con Edison	CECONY
Derivative assets:
Commodity (1)	$2	$—	$86	$4	$103	$13	$(122)	$9	$69	$26
Other assets (3)	83	83	—	—	105	95	—	—	188	178
Transfer in (5) (6)	—	—	105	95	—	—	—	—	105	95
Transfer out (5) (6)	—	—	—	—	(105)	(95)	—	—	(105)	(95)
Other assets (3)	$83	$83	$105	$95	$—	$—	$—	$—	$188	$178
Total	$85	$83	$191	$99	$103	$13	$(122)	$9	$257	$204
Derivative liabilities:
Commodity (1)	$10	$2	$316	$170	$196	$26	$(278)	$(55)	$244	$143
Interest rate contract (2)	—	—	—	—	8	—	—	—	8	—
Transfer in (5) (6)	—	—	8	—	—	—	—	—	8	—
Transfer out (5) (6)	—	—	—	—	(8)	—	—	—	(8)	—
Interest rate contract (2)	$—	$—	$8	$—	$—	$—	$—	$—	$8	$—
Total	$10	$2	$324	$170	$196	$26	$(278)	$(55)	$252	$143

(1)	A portion of the commodity derivatives categorized in Level 3 is valued using an internally developed model with observable inputs. The models also include some less readily observable inputs resulting in the classification of the entire contract as Level 3. See Note J.
(2)	See Note J.
(3)	Other assets are comprised of assets such as life insurance contracts within the deferred compensation plan and non-qualified retirement plans.
(4)	Amounts represent the impact of legally-enforceable master netting agreements that allow the Companies to net gain and loss positions and cash collateral held or placed with the same counterparties.
(5)	The Companies’ policy is to recognize transfers into and transfers out of the levels at the end of the reporting period.
(6)	Transferred from Level 3 to Level 2 because of reassessment of the levels in the fair value hierarchy within which certain inputs fall.

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2011 are summarized below.

	Level 1		Level 2		Level 3		Netting Adjustments (4)		Total
(Millions of Dollars)	Con Edison	CECONY	Con Edison	CECONY	Con Edison	CECONY	Con Edison	CECONY	Con Edison	CECONY
Derivative assets:
Commodity (1)	$3	$—	$64	$8	$87	$11	$(84)	$5	$70	$24
Other assets (3)	76	76	—	—	99	90	—	—	175	166
Total	$79	$76	$64	$8	$186	$101	$(84)	$5	$245	$190
Derivative liabilities:
Commodity	$12	$4	$222	$122	$169	$37	$(194)	$(41)	$209	$122
Transfer in (5) (6) (7)	—	—	26	25	6	6	—	—	32	31
Transfer out (5) (6) (7)	—	—	(6)	(6)	(26)	(25)	—	—	(32)	(31)
Commodity (1)	$12	$4	$242	$141	$149	$18	$(194)	$(41)	$209	$122
Interest rate contract (2)	—	—	—	—	8	—	—	—	8	—
Total	$12	$4	$242	$141	$157	$18	$(194)	$(41)	$217	$122

(1)	A portion of the commodity derivatives categorized in Level 3 is valued using an internally developed model with observable inputs. The models also include some less readily observable inputs resulting in the classification of the entire contract as Level 3. See Note J.
(2)	See Note J.
(3)	Other assets are comprised of assets such as life insurance contracts within the deferred compensation plan and non-qualified retirement plans.
(4)	Amounts represent the impact of legally-enforceable master netting agreements that allow the Companies to net gain and loss positions and cash collateral held or placed with the same counterparties.
(5)	The Companies’ policy is to recognize transfers into and transfers out of the levels at the end of the reporting period.
(6)	Transferred from Level 2 to Level 3 because of reassessment of the levels in the fair value hierarchy within which certain inputs fall.
(7)	Transferred from Level 3 to Level 2 because of availability of observable market data due to decrease in the terms of certain contracts from beyond one year as of December 31, 2010 to less than one year as of December 31, 2011.

The employees in the risk management groups of the Utilities and the competitive energy businesses develop and maintain the Companies’ valuation policies and procedures for, and verify pricing and fair value valuation of, commodity derivatives. Under the Companies’ policies and procedures, multiple independent sources of information are obtained for forward price curves used to value commodity derivatives. Fair value and changes in fair value of commodity derivatives are reported on a monthly basis to the Companies’ risk committees, comprised of officers and employees of the Companies that oversee energy hedging at the Utilities and the competitive energy businesses. The managers of the risk management groups report to the Companies’ Vice President and Treasurer.

(Millions of Dollars)	Fair Value of Level 3 at 3/31/2012	Valuation Techniques	Unobservable Inputs
Con Edison
Commodity	$(93)	Market approach (1)	Discount for inactive markets and/or illiquid locations (2)
CECONY
Commodity	$(13)	Market approach (1)	Discount for inactive markets and/or illiquid locations (2)

(1)	The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. The commodity derivatives are valued using quoted prices or internally developed models with observable inputs, adjusted for certain contracts that are traded in inactive markets and/or at illiquid locations. The unobservable inputs used in the Companies’ models do not have a significant impact on the valuation.
(2)	Significant increases or decreases in any of these inputs in isolation would have a limited impact on fair value measurement. Generally, a change in the fair value measurement is linearly based on changes in these inputs.

The table listed below provides a reconciliation of the beginning and ending net balances for assets and liabilities measured at fair value as of March 31, 2012 and 2011 and classified as Level 3 in the fair value hierarchy:

	For the Three Months Ended March 31, 2012
		Total Gains/(Losses)— Realized and Unrealized
(Millions of Dollars)	Beginning Balance as of January 1, 2012	Included in Earnings	Included in Regulatory Assets and Liabilities	Purchases	Issuances	Sales	Settlements	Transfer In/Out of Level 3	Ending Balance as of March 31, 2012
Con Edison
Derivatives:
Commodity	$(62)	$(58)	$(17)	$6	$—	$—	$38	$—	$(93)
Interest rate contract	(8)	(1)	—	—	—	—	1	8	—
Other assets (1)	99	3	3	—	—	—	—	(105)	—
Total	$29	$(56)	$(14)	$6	$—	$—	$39	$(97)	$(93)
CECONY
Derivatives:
Commodity	$(7)	$(5)	$(7)	$6	$—	$—	$—	$—	$(13)
Other assets (1)	90	3	2	—	—	—	—	(95)	—
Total	$83	$(2)	$(5)	$6	$—	$—	$—	$(95)	$(13)

(1)	Amounts included in earnings are reported in investment and other income on the consolidated income statement.

	For the Three Months Ended March 31, 2011
		Total Gains/(Losses)— Realized and Unrealized
(Millions of Dollars)	Beginning Balance as of January 1, 2011	Included in Earnings	Included in Regulatory Assets and Liabilities	Purchases	Issuances	Sales	Settlements	Transfer In/Out of Level 3	Ending Balance as of March 31, 2011
Con Edison
Derivatives:
Commodity	$(88)	$9	$40	$10	$—	$—	$3	$(5)	$(31)
Interest rate contract	(10)	(1)	—	—	—	—	1	—	(10)
Other assets (1)	101	2	2	—	—	—	—	—	105
Total	$3	$10	$42	$10	$—	$—	$4	$(5)	$64
CECONY
Derivatives:
Commodity	$(26)	$(1)	$27	$10	$—	$—	$(3)	$(5)	$2
Other assets (1)	92	2	1	—	—	—	—	—	95
Total	$66	$1	$28	$10	$—	$—	$(3)	$(5)	$97

(1)	Amounts included in earnings are reported in investment and other income on the consolidated income statement.

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

For the competitive energy businesses, realized and unrealized gains and losses on Level 3 commodity derivative assets and liabilities are reported in non-utility revenues ($3 million loss and $12 million loss) and purchased power costs ($43 million loss and $27 million gain) on the consolidated income statement for the three months ended March 31, 2012 and 2011, respectively. The change in fair value relating to Level 3 commodity derivative assets held at March 31, 2012 and 2011 is included in non-utility revenues ($3 million loss and $12 million loss), and purchased power costs ($7 million loss and $29 million gain) on the consolidated income statement for the three months ended March 31, 2012 and 2011, respectively.

The accounting rules for fair value measurements and disclosures require consideration of the impact of nonperformance risk (including credit risk) from a market participant perspective in the measurement of the fair value of assets and liabilities. At March 31, 2012, the Companies determined that nonperformance risk would have no material impact on their financial position or results of operations. To assess nonperformance risk, the Companies considered information such as collateral requirements, master netting arrangements, letters of credit and parent company guarantees, and applied a market-based method by using the counterparty (for an asset) or the Companies’ (for a liability) credit default swaps rates.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

This combined management’s discussion and analysis of financial condition and results of operations (MD&A) relates to the consolidated financial statements (the First Quarter Financial Statements) included in this report of two separate registrants: Consolidated Edison, Inc. (Con Edison) and Consolidated Edison Company of New York, Inc. (CECONY). This MD&A should be read in conjunction with the financial statements and the notes thereto. As used in this report, the term the “Companies” refers to Con Edison and CECONY. CECONY is a subsidiary of Con Edison and, as such, information in this management’s discussion and analysis about CECONY applies to Con Edison.

This MD&A should be read in conjunction with the First Quarter Financial Statements and the notes thereto and the MD&A in Item 7 of the Companies’ combined Annual Report on Form 10-K for the year ended December 31, 2011 (File Nos. 1-14514 and 1-1217, the Form 10-K).

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

CECONY’s principal business operations are its regulated electric, gas and steam delivery businesses. O&R’s principal business operations are its regulated electric and gas delivery businesses. The competitive energy businesses sell electricity to retail and wholesale customers, provide certain energy-related services, and participate in energy infrastructure projects. Con Edison is evaluating additional opportunities to invest in electric and gas-related businesses.

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

Competitive Energy Businesses

Con Edison pursues competitive energy opportunities through three wholly-owned subsidiaries: Con Edison Solutions, Con Edison Energy and Con Edison Development. These businesses include the sales and related hedging of electricity to retail and wholesale customers, sales of certain energy-related products and services, and participation in energy infrastructure projects. At March 31, 2012, Con Edison’s equity investment in its competitive energy businesses was $343 million and their assets amounted to $837 million.

Certain financial data of Con Edison’s businesses is presented below:

	Three months ended March 31, 2012				At March 31, 2012
(millions of dollars, except percentages)	Operating Revenues		Net Income for Common Stock		Assets
CECONY	$2,561	83%	$273	99%	$35,755	90%
O&R	210	7%	20	7%	2,455	6%
Total Utilities	2,771	90%	293	106%	38,210	96%
Con Edison Solutions (a)	277	9%	(13)	(5)%	328	1%
Con Edison Energy (a)	30	1%	—	—%	109	—%
Con Edison Development	5	—%	1	—%	520	1%
Other (b)	(5)	—%	(4)	(1)%	534	2%
Total Con Edison	$3,078	100%	$277	100%	$39,701	100%

(a)	Net income from the competitive energy businesses for the three months ended March 31, 2012 includes $18 million of net after-tax mark-to-market losses (Con Edison Solutions, $17 million and Con Edison Energy, $1 million).
(b)	Represents inter-company and parent company accounting. See “Results of Operations,” below.

Con Edison’s net income for common stock for the three months ended March 31, 2012 was $277 million or $0.95 a share ($0.94 on a diluted basis) compared with $311 million or $1.07 a share ($1.06 on a diluted basis) for the three months ended March 31, 2011. See “Results of Operations – Summary,” below. For segment financial information, see Note I to the First Quarter Financial Statements and “Results of Operations,” below.

Results of Operations — Summary

Net income for common stock for the three months ended March 31, 2012 and 2011 was as follows:

(millions of dollars)	2012	2011
CECONY	$273	$268
O&R	20	19
Competitive energy businesses (a)	(12)	27
Other (b)	(4)	(3)
Con Edison	$277	$311

(a)	Includes $(18) million and $22 million of net after-tax mark-to-market (losses)/gains in the three months ended 2012 and 2011, respectively.
(b)	Consists of inter-company and parent company accounting.

The Companies’ results of operations for the three months ended March 31, 2012, as compared with 2011, reflect changes in the Utilities’ rate plans and the effects of the milder winter weather on steam revenues. These rate plans provide for additional revenues to cover expected increases in certain operations and maintenance expenses, and depreciation and property taxes. The results of operations include the operating results of the competitive energy businesses, including net mark-to-market effects.

Operations and maintenance expenses were higher due to pensions, other postretirement benefits and healthcare costs, offset in part by lower operating costs attributable to the milder winter in the 2012 period. Depreciation was higher in the 2012 period reflecting primarily the impact from higher utility plant balances.

The following table presents the estimated effect on earnings per share and net income for common stock for the three months ended 2012 as compared with the 2011 period, resulting from these and other major factors:

	Earnings per Share	Net Income for Common Stock (millions of dollars)
CECONY
Rate plans, primarily to recover increases in certain costs	$0.12	$37
Operations and maintenance expenses	(0.10)	(29)
Depreciation	(0.03)	(8)
Other	0.02	5
Total CECONY	0.01	5
O&R	—	1
Competitive energy businesses (a)	(0.13)	(39)
Other, including parent company expenses	—	(1)
Total variations	$(0.12)	$(34)

(a)	These variations reflect after-tax net mark-to-market losses of $18 million or $0.06 a share in the first quarter of 2012 and after-tax net mark-to-market gains of $22 million or $0.08 a share in the first quarter of 2011.

See “Results of Operations” below for further discussion and analysis of results of operations.

Liquidity and Capital Resources

The Companies’ liquidity reflects cash flows from operating, investing and financing activities, as shown on their respective consolidated statement of cash flows and as discussed below. Changes in the Companies’ cash and temporary cash investments resulting from operating, investing and financing activities for the three months ended March 31, 2012 and 2011 are summarized as follows:

Con Edison

(millions of dollars)	2012	2011	Variance
Operating activities	$402	$362	$40
Investing activities	(490)	(496)	6
Financing activities	209	312	(103)
Net change	121	178	(57)
Balance at beginning of period	648	338	310
Balance at end of period	$769	$516	$253

CECONY

(millions of dollars)	2012	2011	Variance
Operating activities	$368	$72	$296
Investing activities	(487)	(413)	(74)
Financing activities	222	291	(69)
Net change	103	(50)	153
Balance at beginning of period	372	78	294
Balance at end of period	$475	$28	$447

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

Net cash flows from operating activities for the three months ended March 31, 2012 for Con Edison and CECONY were $40 million and $296 million higher, respectively, than in the 2011 period. The increases in net cash flows reflect primarily the timing of CECONY pension contributions ($184 million in the 2012 period as compared with $491 million in the 2011 period). See Note E to the First Quarter Financial Statements. The increases were offset in part by higher cash collateral paid to brokers and counterparties in the 2012 period ($85 million for Con Edison and $37 million for CECONY).

The change in net cash flows also reflects the timing of payments for and recovery of energy costs. This timing is reflected within changes to accounts receivable – customers, recoverable energy costs and accounts payable balances.

The changes in regulatory assets principally reflect changes in deferred pension costs in accordance with the accounting rules for retirement benefits. See Note B to the First Quarter Financial Statements.

Cash Flows Used in Investing Activities

Net cash flows used in investing activities for Con Edison and CECONY were $6 million lower and $74 million higher, respectively, for the three months ended March 31, 2012 compared with the 2011 period. The changes for Con Edison and CECONY reflect increased utility construction expenditures in 2012. In addition, for Con Edison, the change reflects the return of investment resulting from the receipt of government grant proceeds at the Pilesgrove solar project and lower non-utility construction expenditures.

Cash Flows from Financing Activities

Net cash flows from financing activities for Con Edison and CECONY were $103 million and $69 million lower, respectively, in the three months ended March 31, 2012 compared with the 2011 period.

In March 2012, CECONY issued $400 million of 4.20 percent 30-year debentures, $239 million of the net proceeds from the sale of which were used to redeem on May 1, 2012 all outstanding shares of its $5

Cumulative Preferred Stock and Cumulative Preferred Stock ($100 par value). The Companies had no issuances of long-term debt in 2011.

Cash flows from financing activities of the Companies also reflect commercial paper issuance. The commercial paper amounts outstanding at March 31, 2012 and 2011 and the average daily balances for the three months ended March 31, 2012 and 2011 for Con Edison and CECONY were as follows:

	2012		2011
(millions of dollars, except Weighted Average Yield)	Outstanding at March 31	Daily average	Outstanding at March 31	Daily average
Con Edison	$—	$14	$464	$140
CECONY	$—	$14	$464	$140
Weighted average yield	—%	0.3%	0.3%	0.3%

Other Changes in Assets and Liabilities

The following table shows changes in certain assets and liabilities at March 31, 2012, compared with December 31, 2011.

	Con Edison	CECONY
(millions of dollars)	2012 vs. 2011 Variance	2012 vs. 2011 Variance
Assets
Prepayments	$286	$287
Regulatory asset – Unrecognized pension and other postretirement costs	(258)	(217)
Liabilities
Pension and retiree benefits	$(230)	$(195)

Prepayments

The increase in prepayments for Con Edison and CECONY reflects primarily CECONY’s January 2012 payment of its New York City semi-annual property taxes, offset by three months of amortization, while the December 2011 balance reflects the amortization of the previous semi-annual prepayment. See “Cash Flows from Operating Activities,” above.

Regulatory Asset for Unrecognized Pension and Other Postretirement Costs and Noncurrent Liability for Pension and Retiree Benefits

The decrease in the regulatory asset for unrecognized pension and other postretirement costs and the noncurrent liability for pension and retiree benefits reflects the final actuarial valuation of the pension and other retiree benefit plans as measured at December 31, 2011 in accordance with the accounting rules for retirement benefits. The change in the regulatory asset also reflects the year’s amortization of accounting costs. The decrease in the noncurrent liability for pension and retiree benefits reflects in part contributions to the plans made by the Utilities in 2012. See Notes B, E and F to the First Quarter Financial Statements.

Capital Requirements and Resources

As of March 31, 2012, there was no material change in the Companies’ capital requirements, contractual obligations and capital resources compared to those disclosed under “Capital Requirements and Resources” in Item 1 of the Form 10-K other than as described in Note C to the First Quarter Financial Statements.

For each of the Companies, the ratio of earnings to fixed charges (Securities and Exchange Commission basis) for the three months ended March 31, 2012 and 2011 and the twelve months ended December 31, 2011 was:

	Ratio of Earnings to Fixed Charges
	For the Three Months Ended March 31, 2012	For the Three Months Ended March 31, 2011	For the Twelve Months Ended December 31, 2011
Con Edison	3.5	3.9	3.6
CECONY	3.9	3.9	3.8

For each of the Companies, the common equity ratio at March 31, 2012 and December 31, 2011 was:

	Common Equity Ratio (Percent of total capitalization)
	March 31, 2012	December 31, 2011
Con Edison	53.5	52.5
CECONY	53.1	52.0

Regulatory Matters

CECONY’s current electric rate plan covers the three-year period ending March 31, 2013. Either the company or the New York State Public Service Commission (NYSPSC) can initiate a proceeding for a new rate plan. A new rate plan filed by the company would take effect automatically in approximately 11 months unless prior to such time the NYSPSC adopts a rate plan. CECONY understands that the base rates determined pursuant to the current rate plan and the other provisions of the current rate plan would continue in effect after March 31, 2013 until a new rate plan is effective. CECONY is evaluating when it will request a new rate plan in light of, among other things, the return on common equity that the company estimates it could earn after March 31, 2013 under the current rate plan as compared to under a new rate plan. In either case, CECONY expects that the earned return on common equity of its electric business for the rate year ending March 31, 2014 would be less than for the rate year ending March 31, 2013.

For information about a March 2012 NYSPSC order relating to a surcharge that CECONY was to have collected from customers and O&R’s February 2012 Joint Proposal with respect to its rates for electric service rendered in New York, see Note B to the First Quarter Financial Statements.

Financial and Commodity Market Risks

The Companies are subject to various risks and uncertainties associated with financial and commodity markets. The most significant market risks include interest rate risk, commodity price risk, credit risk and investment risk.

Interest Rate Risk

The interest rate risk relates primarily to variable rate debt and to new debt financing needed to fund capital requirements, including the construction expenditures of the Utilities and maturing debt securities. Con Edison and its businesses manage interest rate risk through the issuance of mostly fixed-rate debt with varying maturities and through opportunistic refinancing of debt. Con Edison and CECONY estimate that at March 31, 2012, a 10 percent variation in interest rates applicable to its variable rate debt would not result in a material change in annual interest expense. Under CECONY’s current gas, steam and electric rate plans, variations in actual long-term debt interest rates are reconciled to levels reflected in rates. Under O&R’s current New York rate plans, variations in actual interest expense are reconciled to the level set in rates.

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

Con Edison estimates that, as of March 31, 2012, a 10 percent decline in market prices would result in a decline in fair value of $47 million for the derivative instruments used by the Utilities to hedge purchases of electricity and gas, of which $39 million is for CECONY and $8 million is for O&R. Con Edison expects that any such change in fair value would be largely offset by directionally opposite changes in the cost of the electricity and gas purchased. In accordance with provisions approved by state regulators, the Utilities generally recover from customers the costs they incur for energy purchased for their customers, including gains and losses on certain derivative instruments used to hedge energy purchased and related costs.

Con Edison’s competitive energy businesses use a value-at-risk (VaR) model to assess the market risk of their electricity and gas commodity fixed-price purchase and sales commitments, physical forward contracts and commodity derivative instruments. VaR represents the potential change in fair value of instruments or the portfolio due to changes in market factors, for a specified time period and confidence level. These businesses estimate VaR across their electricity and natural gas commodity businesses using a delta-normal variance/covariance model with a 95 percent confidence level. Since the VaR calculation involves complex methodologies and estimates and assumptions that are based on past experience, it is not necessarily indicative of future results. VaR for transactions associated with hedges on generating assets and commodity contracts, assuming a one-day holding period, for the three months ended March 31, 2012 and the year ended December 31, 2011, respectively, was as follows:

95% Confidence Level, One-Day Holding Period	March 31, 2012	December 31, 2011
	(millions of dollars)
Average for the period	$1	$1
High	1	1
Low	1	—

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

Investment Risk

The Companies’ investment risk relates to the investment of plan assets for their pension and other postretirement benefit plans. The Companies’ current investment policy for pension plan assets includes investment targets of 60 percent equities and 40 percent fixed income and other securities. At March 31, 2012, the pension plan investments consisted of 63 percent equity and 37 percent fixed income and other securities.

Material Contingencies

For information concerning potential liabilities arising from the Companies’ material contingencies, see Notes B, G, and H to the First Quarter Financial Statements.

Results of Operations

See “Results of Operations – Summary,” above.

Results of operations reflect, among other things, the Companies’ accounting policies and rate plans that limit the rates the Utilities can charge their customers. Under the revenue decoupling mechanisms currently applicable to CECONY’s electric and gas businesses and O&R’s electric and gas businesses in New York, the Utilities’ delivery revenues generally will not be affected by changes in delivery volumes from levels assumed when rates were approved. Delivery revenues for CECONY’s steam business and O&R’s businesses in New Jersey and Pennsylvania are affected by changes in delivery volumes resulting from weather, economic conditions and other factors. See Note B to the First Quarter Financial Statements.

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

Con Edison’s principal business segments are CECONY’s regulated utility activities, O&R’s regulated utility activities and Con Edison’s competitive energy businesses. CECONY’s principal business segments are its regulated electric, gas and steam utility activities. A discussion of the results of operations by principal business segment for the three months ended March 31, 2012 and 2011 follows. For additional business segment financial information, see Note I to the First Quarter Financial Statements.

Three Months Ended March 31, 2012 Compared with Three Months Ended March 31, 2011

The Companies’ results of operations (which were discussed above under “Results of Operations – Summary”) in 2012 compared with 2011 were:

	CECONY		O&R		Competitive Energy Businesses and Other (a)		Con Edison (b)
(millions of dollars)	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent
Operating revenues	$(148)	(5.5)%	$(31)	(12.9)%	$(92)	(23.1)%	$(271)	(8.1)%
Purchased power	(36)	(7.5)	(28)	(41.2)	(20)	(6.4)	(84)	(9.7)
Fuel	(68)	(38.6)	N/A	N/A	—	—	(68)	(38.6)
Gas purchased for resale	(94)	(35.7)	(13)	(33.3)	(5)	(83.3)	(112)	(36.4)
Operating revenues less purchased power, fuel and gas purchased for resale (net revenues)	50	2.8	10	7.5	(67)	(84.8)	(7)	(0.4)
Operations and maintenance	48	8.0	6	8.5	(3)	(10.0)	51	7.3
Depreciation and amortization	14	6.9	1	8.3	—	—	15	6.9
Taxes, other than income taxes	(10)	(2.3)	3	23.1	(1)	(20.0)	(8)	(1.7)
Operating income	(2)	(0.4)	—	—	(63)	Large	(65)	(10.4)
Other income less deductions	(3)	(60.0)	(1)	Large	(2)	(66.7)	(6)	(66.7)
Net interest expense	1	0.7	(2)	(20.0)	(1)	(14.3)	(2)	(1.3)
Income before income tax expense	(6)	(1.4)	1	3.4	(64)	Large	(69)	(14.3)
Income tax expense	(11)	(7.6)	—	—	(24)	Large	(35)	(20.7)
Net income for common stock	$5	1.8%	$1	5.3%	$(40)	Large	$(34)	(10.9)%

(a)	Includes inter-company and parent company accounting.
(b)	Represents the consolidated financial results of Con Edison and its businesses.

CECONY

	Three Months Ended March 31, 2012				Three Months Ended March 31, 2011
(millions of dollars)	Electric	Gas	Steam	2012 Total	Electric	Gas	Steam	2011 Total	2012-2011 Variation
Operating revenues	$1,735	$563	$263	$2,561	$1,721	$663	$325	$2,709	$(148)
Purchased power	432	—	15	447	464	—	19	483	(36)
Fuel	50	—	58	108	76	—	100	176	(68)
Gas purchased for resale	—	169	—	169	—	263	—	263	(94)
Net revenues	1,253	394	190	1,837	1,181	400	206	1,787	50
Operations and maintenance	517	82	46	645	459	103	35	597	48
Depreciation and amortization	173	29	16	218	161	27	16	204	14
Taxes, other than income taxes	339	62	29	430	344	66	30	440	(10)
Operating income	$224	$221	$99	$544	$217	$204	$125	$546	$(2)

Electric

CECONY’s results of electric operations for the three months ended March 31, 2012 compared with the 2011 period is as follows:

	Three Months Ended
(millions of dollars)	March 31, 2012	March 31, 2011	Variation
Operating revenues	$1,735	$1,721	$14
Purchased power	432	464	(32)
Fuel	50	76	(26)
Net revenues	1,253	1,181	72
Operations and maintenance	517	459	58
Depreciation and amortization	173	161	12
Taxes, other than income taxes	339	344	(5)
Electric operating income	$224	$217	$7

CECONY’s electric sales and deliveries, excluding off-system sales, for the three months ended March 31, 2012 compared with the 2011 period were:

	Millions of kWhs Delivered				Revenues in Millions
	Three Months Ended				Three Months Ended
Description	March 31, 2012	March 31, 2011	Variation	Percent Variation	March 31, 2012	March 31, 2011	Variation	Percent Variation
Residential/Religious (a)	2,411	2,664	(253)	(9.5)%	$588	$648	$(60)	(9.3)%
Commercial/Industrial	2,384	2,860	(476)	(16.6)	440	561	(121)	(21.6)
Retail access customers	5,903	5,558	345	6.2	591	474	117	24.7
NYPA, Municipal Agency and other sales	2,690	2,774	(84)	(3.0)	125	117	8	6.8
Other operating revenues	—	—	—	—	(9)	(79)	70	88.6
Total	13,388	13,856	(468)	(3.4)%	$1,735	$1,721	$14	0.8%

(a)	“Residential/Religious” generally includes single-family dwellings, individual apartments in multi-family dwellings, religious organizations and certain other not-for-profit organizations.

CECONY’s electric operating revenues increased $14 million in the three months ended March 31, 2012 compared with the 2011 period due primarily to higher revenues from the electric rate plan ($73 million), offset in part by lower purchased power ($32 million) and fuel costs ($26 million). CECONY’s revenues from electric sales are subject to a revenue decoupling mechanism, as a result of which delivery revenues generally are not affected by changes in delivery volumes from levels assumed when rates were approved. Other electric operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the revenue decoupling mechanism and other provisions of the company’s rate plan.

Electric delivery volumes in CECONY’s service area decreased 3.4 percent in the three months ended March 31, 2012 compared with the 2011 period. After adjusting for variations, principally weather and billing days, electric delivery volumes in CECONY’s service area decreased 0.8 percent in the three months ended March 31, 2012 compared with the 2011 period reflecting lower average use per customer.

CECONY’s electric purchased power costs decreased $32 million in the three months ended March 31, 2012 compared with the 2011 period due to a decrease in purchased volumes ($51 million), offset by an increase in unit costs ($19 million). Electric fuel costs decreased $26 million in the three months ended March 31, 2012 compared with the 2011 period due to lower unit costs ($20 million) and sendout volumes from the company’s electric generating facilities ($6 million).

CECONY’s electric operating income increased $7 million in the three months ended March 31, 2012 compared with the 2011 period. The increase reflects primarily higher net revenues ($72 million, due primarily to the electric rate plan) and lower taxes, other than income taxes ($5 million, principally property taxes). The higher net revenues were offset by higher operations and maintenance costs ($58 million, due primarily to higher pension expense ($38 million), employees’ health care costs ($6 million)), injuries and damages ($6 million) and higher depreciation and amortization ($12 million). See “Regulatory Assets and Liabilities” in Note B to the First Quarter Financial Statements.

Gas

CECONY’s results of gas operations for the three months ended March 31, 2012 compared with the 2011 period is as follows:

	Three Months Ended
(millions of dollars)	March 31, 2012	March 31, 2011	Variation
Operating revenues	$563	$663	$(100)
Gas purchased for resale	169	263	(94)
Net revenues	394	400	(6)
Operations and maintenance	82	103	(21)
Depreciation and amortization	29	27	2
Taxes, other than income taxes	62	66	(4)
Gas operating income	$221	$204	$17

CECONY’s gas sales and deliveries, excluding off-system sales, for the three months ended March 31, 2012 compared with the 2011 period were:

	Thousands of dths Delivered				Revenues in Millions
	Three Months Ended				Three Months Ended
Description	March 31, 2012	March 31, 2011	Variation	Percent Variation	March 31, 2012	March 31, 2011	Variation	Percent Variation
Residential	14,608	18,783	(4,175)	(22.2)%	$260	$326	$(66)	(20.2)%
General	11,136	13,250	(2,114)	(16.0)	120	152	(32)	(21.1)
Firm transportation	21,759	24,096	(2,337)	(9.7)	159	144	15	10.4
Total firm sales and transportation	47,503	56,129	(8,626)	(15.4)	539	622	(83)	(13.3)
Interruptible sales (a)	2,142	3,562	(1,420)	(39.9)	18	36	(18)	(50.0)
NYPA	9,549	5,820	3,729	64.1	1	1	—	—
Generation plants	14,299	12,359	1,940	15.7	7	7	—	—
Other	7,498	7,687	(189)	(2.5)	12	19	(7)	(36.8)
Other operating revenues	—	—	—		(14)	(22)	8	36.4
Total	80,991	85,557	(4,566)	(5.3)%	$563	$663	$(100)	(15.1)%

(a)	Includes 171 and 984 thousands of dths for the 2012 and 2011 period, respectively, which are also reflected in firm transportation and other.

CECONY’s gas operating revenues decreased $100 million in the three months ended March 31, 2012 compared with the 2011 period due primarily to a decrease in gas purchased for resale costs ($94 million). CECONY’s revenues from gas sales are subject to a weather normalization clause and a revenue decoupling mechanism as a result of which delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved. Other gas operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s rate plan.

CECONY’s sales and transportation volumes for firm customers decreased 15.4 percent in the three months ended March 31, 2012 compared with the 2011 period. After adjusting for variations, principally weather and billing days, firm gas sales and transportation volumes in the company’s service area increased 0.9 percent in the three months ended March 31, 2012.

CECONY’s purchased gas cost decreased $94 million in the three months ended March 31, 2012 compared with the 2011 period due to lower sendout volumes ($69 million) and unit costs ($25 million).

CECONY’s gas operating income increased $17 million in the three months ended March 31, 2012 compared with the 2011 period. The increase reflects primarily lower operations and maintenance costs ($21 million, due primarily to a decrease in the surcharge for New York State regulatory assessments ($12 million) and lower taxes, other than incomes taxes ($4 million, principally property taxes and local taxes), offset by lower net revenues ($6 million) and higher depreciation ($2 million).

Steam

CECONY’s results of steam operations for the three months ended March 31, 2012 compared with the 2011 period is as follows:

	Three Months Ended
(millions of dollars)	March 31, 2012	March 31, 2011	Variation
Operating revenues	$263	$325	$(62)
Purchased power	15	19	(4)
Fuel	58	100	(42)
Net revenues	190	206	(16)
Operations and maintenance	46	35	11
Depreciation and amortization	16	16	—
Taxes, other than income taxes	29	30	(1)
Steam operating income	$99	$125	$(26)

CECONY’s steam sales and deliveries for the three months ended March 31, 2012 compared with the 2011 period were:

	Millions of Pounds Delivered				Revenues in Millions
	Three Months Ended				Three Months Ended
Description	March 31, 2012	March 31, 2011	Variation	Percent Variation	March 31, 2012	March 31, 2011	Variation	Percent Variation
General	245	334	(89)	(26.6)%	$12	$15	$(3)	(20.0)%
Apartment house	2,072	2,593	(521)	(20.1)	71	83	(12)	(14.5)
Annual power	4,935	6,541	(1,606)	(24.6)	193	234	(41)	(17.5)
Other operating revenues	—	—	—	—	(13)	(7)	(6)	(85.7)
Total	7,252	9,468	(2,216)	(23.4)%	$263	$325	$(62)	(19.1)%

CECONY’s steam operating revenues decreased $62 million in the three months ended March 31, 2012 compared with the 2011 period due primarily to lower fuel costs ($42 million), the net change in rates under the steam rate plan ($14 million) and lower purchased power costs ($4 million). Other steam operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s rate plan.

Steam sales and delivery volumes decreased 23.4 percent in the three months ended March 31, 2012 compared with the 2011 period reflecting milder winter weather. After adjusting for variations, principally weather and billing days, steam sales and deliveries decreased 1.2 percent in the three months ended March 31, 2012, reflecting lower average normalized use per customer.

CECONY’s steam fuel costs decreased $42 million in the three months ended March 31, 2012 compared with the 2011 period due to lower unit costs ($25 million) and sendout volumes ($17 million). Steam purchased power costs decreased $4 million in the three months ended March 31, 2012 compared with the 2011 period due to a decrease in unit costs ($2 million) and purchased volumes ($2 million).

Steam operating income decreased $26 million in the three months ended March 31, 2012 compared with the 2011 period. The decrease reflects primarily lower net revenues ($16 million) and higher operations and maintenance costs ($11 million, due primarily to higher pension expense ($16 million)), offset by lower taxes, other than income taxes ($1 million, principally local taxes).

Income Taxes

Income taxes decreased $11 million in the three months ended March 31, 2012 compared with the 2011 period due primarily to higher deductions for injuries and damages payments in the 2012 period.

O&R

	Three Months Ended March 31, 2012			Three Months Ended March 31, 2011
(millions of dollars)	Electric	Gas	2012 Total	Electric	Gas	2011 Total	2012-2011 Variation
Operating revenues	$128	$82	$210	$149	$92	$241	$(31)
Purchased power	40	—	40	68	—	68	(28)
Gas purchased for resale	—	26	26	—	39	39	(13)
Net revenues	88	56	144	81	53	134	10
Operations and maintenance	59	18	77	53	18	71	6
Depreciation and amortization	9	4	13	9	3	12	1
Taxes, other than income taxes	12	4	16	9	4	13	3
Operating income	$8	$30	$38	$10	$28	$38	$—

Electric

O&R’s results of electric operations for the three months ended March 31, 2012 compared with the 2011 period is as follows:

	Three Months Ended
(millions of dollars)	March 31, 2012	March 31, 2011	Variation
Operating revenues	$128	$149	$(21)
Purchased power	40	68	(28)
Net revenues	88	81	7
Operations and maintenance	59	53	6
Depreciation and amortization	9	9	—
Taxes, other than income taxes	12	9	3
Electric operating income	$8	$10	$(2)

O&R’s electric sales and deliveries, excluding off-system sales, for the three months ended March 31, 2012 compared with the 2011 period were:

	Millions of kWhs Delivered				Revenues in Millions
	Three Months Ended				Three Months Ended
Description	March 31, 2012	March 31, 2011	Variation	Percent Variation	March 31, 2012	March 31, 2011	Variation	Percent Variation
Residential/Religious (a)	375	429	(54)	(12.6)%	$58	$74	$(16)	(21.6)%
Commercial/Industrial	243	316	(73)	(23.1)	28	41	(13)	(31.7)
Retail access customers	689	625	64	10.2	37	33	4	12.1
Public authorities	28	25	3	12.0	2	3	(1)	(33.3)
Other operating revenues	—	—	—	—	3	(2)	5	Large
Total	1,335	1,395	(60)	(4.3)%	$128	$149	$(21)	(14.1)%

(a)	“Residential/Religious” generally includes single-family dwellings, individual apartments in multi-family dwellings, religious organizations and certain other not-for-profit organizations.

O&R’s electric operating revenues decreased $21 million in the three months ended March 31, 2012 compared with the 2011 period due primarily to lower purchased power costs ($28 million). O&R’s New York electric delivery revenues are subject to a revenue decoupling mechanism, as a result of which delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved. O&R’s electric sales in New Jersey and Pennsylvania are not subject to a decoupling mechanism, and as a result, changes in such volumes do impact such revenues. Other electric operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s electric rate plan. See “Rate Agreements – O&R – Electric” in Note B to the First Quarter Financial Statements.

Electric delivery volumes in O&R’s service area decreased 4.3 percent in the three months ended March 31, 2012 compared with the 2011 period. After adjusting for weather and other variations, electric delivery volumes in O&R’s service area decreased 2.0 percent in the three months ended March 31, 2012 compared with the 2011 period.

Electric operating income decreased $2 million in the three months ended March 31, 2012 compared with the 2011 period. The decrease reflects primarily higher operations and maintenance costs ($6 million, due to higher pension expense and other postretirement costs) and taxes other than income taxes ($3 million, principally property taxes), offset by higher net revenues ($7 million).

Gas

O&R’s results of gas operations for the three months ended March 31, 2012 compared with the 2011 period is as follows:

	Three Months Ended
(millions of dollars)	March 31, 2012	March 31, 2011	Variation
Operating revenues	$82	$92	$(10)
Gas purchased for resale	26	39	(13)
Net revenues	56	53	3
Operations and maintenance	18	18	—
Depreciation and amortization	4	3	1
Taxes, other than income taxes	4	4	—
Gas operating income	$30	$28	$2

O&R’s gas sales and deliveries, excluding off-system sales, for the three months ended March 31, 2012 compared with the 2011 period were:

	Thousands of dths Delivered				Revenues in Millions
	Three Months Ended				Three Months Ended
Description	March 31, 2012	March 31, 2011	Variation	Percent Variation	March 31, 2012	March 31, 2011	Variation	Percent Variation
Residential	2,856	3,774	(918)	(24.3)%	$39	$53	$(14)	(26.4)%
General	561	737	(176)	(23.9)	7	9	(2)	(22.2)
Firm transportation	4,368	5,296	(928)	(17.5)	31	31	—	—
Total firm sales and transportation	7,785	9,807	(2,022)	(20.6)	77	93	(16)	(17.2)
Interruptible sales	1,309	1,311	(2)	(0.2)	1	1	—	—
Generation plants	—	98	(98)	Large	—	—	—	—
Other	339	399	(60)	(15.0)	—	—	—	—
Other gas revenues	—	—	—	—	4	(2)	6	Large
Total	9,433	11,615	(2,182)	(18.8)%	$82	$92	$(10)	(10.9)%

O&R’s gas operating revenues decreased $10 million in the three months ended March 31, 2012 compared with the 2011 period due primarily to the decrease in gas purchased for resale in 2012 ($13 million), offset in part by the gas rate plan.

Sales and transportation volumes for firm customers decreased 20.6 percent in the three months ended March 31, 2012 compared with the 2011 period. After adjusting for weather and other variations, total firm sales and transportation volumes increased 2.1 percent in the three months ended March 31, 2012 compared with the 2011 period. O&R’s New York revenues from gas sales are subject to a weather normalization clause that moderates, but does not eliminate, the effect of weather-related changes on net income.

Gas operating income increased $2 million in the three months ended March 31, 2012 compared with the 2011 period. The increase reflects primarily higher net revenues ($3 million), offset by higher depreciation ($1 million).

Competitive Energy Businesses

The competitive energy businesses’ results of operations for the three months ended March 31, 2012 compared with the 2011 period is as follows:

	Three Months Ended
(millions of dollars)	March 31, 2012	March 31, 2011	Variation
Operating revenues	$310	$408	$(98)
Purchased power	295	321	(26)
Gas purchased for resale	1	6	(5)
Net revenues	14	81	(67)
Operations and maintenance	27	30	(3)
Depreciation and amortization	2	2	—
Taxes, other than income taxes	5	5	—
Operating income	$(20)	$44	$(64)

The competitive energy businesses’ operating revenues decreased $98 million in the three months ended March 31, 2012 compared with the 2011 period, due primarily to lower electric retail and wholesale revenues. Electric wholesale revenues decreased $39 million in the three months ended March 31, 2012 as compared with the 2011 period, due to lower sales volumes ($25 million) and unit prices ($14 million). Electric retail revenues decreased $63 million, due to lower per unit prices ($33 million) and sales volume ($30 million). Gross profit on electric retail revenues decreased due primarily to lower volumes, offset in part by higher unit gross margins. Net mark-to-market values decreased $69 million in the three months ended

March 31, 2012 as compared with the 2011 period, of which $77 million in losses are reflected in purchased power costs and $9 million in gains are reflected in revenues. Other revenues decreased $5 million in the three months ended March 31, 2012 as compared with the 2011 period due primarily to lower energy services revenue.

Purchased power costs decreased $26 million in the three months ended March 2012 compared with the 2011 period, due primarily to lower purchased power costs of $103 million and changes in mark-to-market values of $77 million. Purchased power costs decreased $103 million due to lower unit prices ($58 million) and volumes ($45 million). Operating income decreased $64 million in the three months ended March 31, 2012 compared with the 2011 period due primarily to net mark-to-market effects ($69 million), partially offset by higher revenue from solar generating facilities and wholesale gross profit.

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

Part II Other Information

Item 1: Legal Proceedings

For information about certain legal proceedings affecting the Companies, see Notes B, G and H to the financial statements in Part I, Item 1 of this report, which information is incorporated herein by reference.

Item 1A: Risk Factors

There were no material changes in the Companies’ risk factors compared to those disclosed in Item 1A of the Form 10-K.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased*	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Appropriate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2012 to January 31, 2012	132,747	$59.33	—	—
February 1, 2012 to February 29, 2012	88,902	59.07	—	—
March 1, 2012 to March 31, 2012	99,494	58.22	—	—
Total	321,143	$58.91	—	—

*	Represents Con Edison common shares purchased in open-market transactions. The number of shares purchased approximated the number of treasury shares used for the company’s employee stock plans.

Item 6: Exhibits

CON EDISON

Exhibit 12.1	Statement of computation of Con Edison’s ratio of earnings to fixed charges for the three-month periods ended March 31, 2012 and 2011, and the 12-month period ended December 31, 2011.

Exhibit 31.1.1	Rule 13a-14(a)/15d-14(a) Certifications – Chief Executive Officer.

Exhibit 31.1.2	Rule 13a-14(a)/15d-14(a) Certifications – Chief Financial Officer.

Exhibit 32.1.1	Section 1350 Certifications – Chief Executive Officer.

Exhibit 32.1.2	Section 1350 Certifications – Chief Financial Officer.

Exhibit 101.INS	XBRL Instance Document.

Exhibit 101.SCH	XBRL Taxonomy Extension Schema.

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase.

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase.

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

CECONY

Exhibit 10.2	Amendment Number 4, dated January 1, 2011, to the Consolidated Edison Company of New York, Inc. 2005 Executive Incentive Plan.

Exhibit 12.2	Statement of computation of CECONY’s ratio of earnings to fixed charges for the three-month periods ended March 31, 2012 and 2011, and the 12-month period ended December 31, 2011.

Exhibit 31.2.1	Rule 13a-14(a)/15d-14(a) Certifications – Chief Executive Officer.

Exhibit 31.2.2	Rule 13a-14(a)/15d-14(a) Certifications – Chief Financial Officer.

Exhibit 32.2.1	Section 1350 Certifications – Chief Executive Officer.

Exhibit 32.2.2	Section 1350 Certifications – Chief Financial Officer.

Exhibit 101.INS	XBRL Instance Document.

Exhibit 101.SCH	XBRL Taxonomy Extension Schema.

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase.

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase.

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONSOLIDATED EDISON, INC.
CONSOLIDATED EDISON COMPANY OF NEW YORK, INC.

DATE: May 3, 2012	By	/s/ Robert Hoglund
Robert Hoglund Senior Vice President, Chief Financial Officer and Duly Authorized Officer

