Form 10-Q
period 2012-06-30
CONSOLIDATED EDISON CO OF NEW YORK INC; CONSOLIDATED EDISON INC
filed 2012-08-02
CIK 23632, 1047862

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

As of July 31, 2012, Con Edison had outstanding 292,892,396 Common Shares ($.10 par value). All of the outstanding common equity of CECONY is held by Con Edison.

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

Glossary of Terms

The following is a glossary of frequently used abbreviations or acronyms that are used in the Companies’ SEC reports:

Con Edison Companies
Con Edison	Consolidated Edison, Inc.
CECONY	Consolidated Edison Company of New York, Inc.
Con Edison Development	Consolidated Edison Development, Inc.
Con Edison Energy	Consolidated Edison Energy, Inc.
Con Edison Solutions	Consolidated Edison Solutions, Inc.
O&R	Orange and Rockland Utilities, Inc.
Pike	Pike County Light & Power Company
RECO	Rockland Electric Company
The Companies	Con Edison and CECONY
The Utilities	CECONY and O&R
Regulatory Agencies, Government Agencies, and Quasi-governmental Not-for-Profits
EPA	U. S. Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
IRS	Internal Revenue Service
ISO-NE	ISO New England Inc.
NJBPU	New Jersey Board of Public Utilities
NJDEP	New Jersey Department of Environmental Protection
NYISO	New York Independent System Operator
NYPA	New York Power Authority
NYSAG	New York State Attorney General
NYSDEC	New York State Department of Environmental Conservation
NYSERDA	New York State Energy Research and Development Authority
NYSPSC	New York State Public Service Commission
NYSRC	New York State Reliability Council, LLC
PAPUC	Pennsylvania Public Utility Commission
PJM	PJM Interconnection LLC
SEC	U.S. Securities and Exchange Commission
Accounting
ABO	Accumulated Benefit Obligation
ASU	Accounting Standards Update
FASB	Financial Accounting Standards Board
LILO	Lease In/Lease Out
OCI	Other Comprehensive Income
SFAS	Statement of Financial Accounting Standards
VIE	Variable interest entity
Environmental
CO2	Carbon dioxide
GHG	Greenhouse gases
MGP Sites	Manufactured gas plant sites
PCBs	Polychlorinated biphenyls
PRP	Potentially responsible party
SO2	Sulfur dioxide
Superfund	Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 and similar state statutes

Units of Measure
dths	Dekatherms
kV	Kilovolt
kWh	Kilowatt-hour
mdths	Thousand dekatherms
MMlbs	Million pounds
MVA	Megavolt ampere
MW	Megawatt or thousand kilowatts
MWH	Megawatt hour
Other
AFDC	Allowance for funds used during construction
COSO	Committee of Sponsoring Organizations of the Treadway Commission
EMF	Electric and magnetic fields
ERRP	East River Repowering Project
Fitch	Fitch Ratings
First Quarter Form 10-Q	The Companies’ combined Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012
Form 10-K	The Companies’ combined Annual Report on Form 10-K for the year ended December 31, 2011
LTIP	Long Term Incentive Plan
Moody’s	Moody’s Investors Service
S&P	Standard & Poor’s Financial Services LLC
Second Quarter Form 10-Q	The Companies’ combined Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012
VaR	Value-at-Risk

3

FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements intended to qualify for the safe-harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements of future expectation and not facts. Words such as “expects,” “estimates,” “anticipates,” “intends,” “believes,” “plans,” “will” and similar expressions identify forward-looking statements. Forward-looking statements are based on information available at the time the statements are made, and accordingly speak only as of that time. Actual results or developments might differ materially from those included in the forward-looking statements because of various risks, including:

•	the failure to operate energy facilities safely and reliably could adversely affect the Companies;

•	the failure to properly complete construction projects could adversely affect the Companies;

•	the failure of processes and systems and the performance of employees and contractors could adversely affect the Companies;

•	the Companies are extensively regulated and are subject to penalties;

•	the Utilities’ rate plans may not provide a reasonable return;

•	the Companies may be adversely affected by changes to the Utilities’ rate plans;

•	the Companies are exposed to risks from the environmental consequences of their operations;

•	a disruption in the wholesale energy markets or failure by an energy supplier could adversely affect the Companies;

•	the Companies have substantial unfunded pension and other postretirement benefit liabilities;

•	Con Edison’s ability to pay dividends or interest depends on dividends from its subsidiaries;

•	the Companies require access to capital markets to satisfy funding requirements;

•	the Internal Revenue Service has disallowed substantial tax deductions taken by the company;

•	a cyber attack could adversely affect the Companies; and

•	the Companies also face other risks that are beyond their control.

Consolidated Edison, Inc.

CONSOLIDATED INCOME STATEMENT (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
	(Millions of Dollars/Except Share Data)
OPERATING REVENUES
Electric	$2,090	$2,153	$3,952	$4,022
Gas	300	333	945	1,088
Steam	83	107	346	432
Non-utility	298	400	606	800
TOTAL OPERATING REVENUES	2,771	$2,993	5,849	6,342
OPERATING EXPENSES
Purchased power	729	1,020	1,510	1,886
Fuel	46	68	153	244
Gas purchased for resale	62	111	258	418
Operations and maintenance	790	732	1,539	1,429
Depreciation and amortization	236	219	469	437
Taxes, other than income taxes	433	445	884	904
TOTAL OPERATING EXPENSES	2,296	2,595	4,813	5,318
OPERATING INCOME	475	398	1,036	1,024
OTHER INCOME (DEDUCTIONS)
Investment and other income	2	10	10	19
Allowance for equity funds used during construction	2	2	2	6
Other deductions	(6)	(7)	(10)	(10)
TOTAL OTHER INCOME (DEDUCTIONS)	(2)	5	2	15
INCOME BEFORE INTEREST AND INCOME TAX EXPENSE	473	403	1,038	1,039
INTEREST EXPENSE
Interest on long-term debt	149	146	295	293
Other interest	5	7	10	14
Allowance for borrowed funds used during construction	(1)	(1)	(1)	(3)
NET INTEREST EXPENSE	153	152	304	304
INCOME BEFORE INCOME TAX EXPENSE	320	251	734	735
INCOME TAX EXPENSE	106	83	240	252
NET INCOME	214	168	494	483
Preferred stock dividend requirements of subsidiary	—	(3)	(3)	(6)
NET INCOME FOR COMMON STOCK	$ 214	$ 165	$ 491	$ 477
Net income for common stock per common share – basic	$ 0.73	$ 0.57	$ 1.68	$ 1.63
Net income for common stock per common share – diluted	$ 0.73	$ 0.56	$ 1.67	$ 1.62
DIVIDENDS DECLARED PER SHARE OF COMMON STOCK	$0.605	$0.600	$1.210	$1.200
AVERAGE NUMBER OF SHARES OUTSTANDING – BASIC (IN MILLIONS)	292.9	292.7	292.9	292.3
AVERAGE NUMBER OF SHARES OUTSTANDING – DILUTED (IN MILLIONS)	294.4	294.3	294.4	293.9

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc. CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
	(Millions of Dollars)
NET INCOME	$214	$168	$494	$483
OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAXES
Pension plan liability adjustments, net of $(1) and $4 taxes in 2012 and $1 and $3 in taxes 2011, respectively	(1)	2	6	5
TOTAL OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAXES	(1)	2	6	5
COMPREHENSIVE INCOME	$213	$170	$500	$488
Preferred stock dividend requirements of subsidiary	—	(3)	(3)	(6)
COMPREHENSIVE INCOME FOR COMMON STOCK	$213	$167	$497	$482

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended June 30,
	2012	2011
	(Millions of Dollars)
OPERATING ACTIVITIES
Net Income	$ 494	$ 483
PRINCIPAL NON-CASH CHARGES/(CREDITS) TO INCOME
Depreciation and amortization	469	437
Deferred income taxes	146	181
Rate case amortization and accruals	22	29
Common equity component of allowance for funds used during construction	(2)	(6)
Net derivative gains	(31)	(35)
Other non-cash items (net)	(85)	(38)
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable – customers, less allowance for uncollectibles	89	72
Materials and supplies, including fuel oil and gas in storage	19	38
Other receivables and other current assets	17	69
Prepayments	(6)	194
Accounts payable	(89)	(76)
Pensions and retiree benefits obligations	483	430
Pensions and retiree benefits contributions	(450)	(502)
Accrued taxes	(34)	66
Accrued interest	19	—
Superfund and environmental remediation costs (net)	1	—
Deferred charges, noncurrent assets and other regulatory assets	116	125
Deferred credits and other regulatory liabilities	73	140
Other liabilities	(4)	(18)
NET CASH FLOWS FROM OPERATING ACTIVITIES	1,247	1,589
INVESTING ACTIVITIES
Utility construction expenditures	(1,030)	(952)
Cost of removal less salvage	(85)	(81)
Non-utility construction expenditures	(43)	(50)
Proceeds from investment tax credits and grants related to renewable energy investments	25	4
Net investment in Pilesgrove solar project and other	28	—
Loan to affiliate	—	(50)
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(1,105)	(1,129)
FINANCING ACTIVITIES
Net proceeds from short-term debt	800	—
Preferred stock redemption	(239)	—
Retirement of long-term debt	(2)	(3)
Issuance of long-term debt	400	—
Issuance of common shares for stock plans, net of repurchases	(12)	49
Debt issuance costs	(4)	—
Common stock dividends	(349)	(346)
Preferred stock dividends	(3)	(6)
NET CASH FLOWS FROM/(USED IN) FINANCING ACTIVITIES	591	(306)
CASH AND TEMPORARY CASH INVESTMENTS:
NET CHANGE FOR THE PERIOD	733	154
BALANCE AT BEGINNING OF PERIOD	648	338
BALANCE AT END OF PERIOD	$ 1,381	$ 492
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid/(refunded) during the period for:
Interest	$ 281	$ 282
Income taxes	$ 45	$ (155)

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.

CONSOLIDATED BALANCE SHEET (UNAUDITED)

	June 30, 2012	December 31, 2011
	(Millions of Dollars)
ASSETS
CURRENT ASSETS
Cash and temporary cash investments	$ 1,381	$ 648
Accounts receivable – customers, less allowance for uncollectible accounts of $86 and $87 in 2012 and 2011, respectively	1,034	1,123
Accrued unbilled revenue	493	474
Other receivables, less allowance for uncollectible accounts of $10 in 2012 and 2011	228	303
Fuel oil, gas in storage, materials and supplies, at average cost	337	356
Prepayments	151	145
Deferred tax assets – current	136	266
Regulatory assets	127	164
Other current assets	215	159
TOTAL CURRENT ASSETS	4,102	3,638
INVESTMENTS	451	455
UTILITY PLANT, AT ORIGINAL COST
Electric	21,757	21,114
Gas	4,930	4,734
Steam	2,019	1,983
General	2,093	1,944
TOTAL	30,799	29,775
Less: Accumulated depreciation	6,263	6,051
Net	24,536	23,724
Construction work in progress	1,048	1,241
NET UTILITY PLANT	25,584	24,965
NON-UTILITY PLANT
Non-utility property, less accumulated depreciation of $64 and $59 in 2012 and 2011, respectively	102	89
Construction work in progress	48	39
NET PLANT	25,734	25,093
OTHER NONCURRENT ASSETS
Goodwill	429	429
Intangible assets, less accumulated amortization of $4 and $3 in 2012 and 2011, respectively	3	3
Regulatory assets	9,078	9,337
Other deferred charges and noncurrent assets	252	259
TOTAL OTHER NONCURRENT ASSETS	9,762	10,028
TOTAL ASSETS	$40,049	$39,214

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.

CONSOLIDATED BALANCE SHEET (UNAUDITED)

	June 30, 2012	December 31, 2011
	(Millions of Dollars)
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Long-term debt due within one year	$ 1,231	$ 530
Notes payable	800	—
Accounts payable	813	955
Customer deposits	308	303
Accrued taxes	154	188
Accrued interest	179	160
Accrued wages	91	91
Fair value of derivative liabilities	110	169
Regulatory liabilities	233	118
Other current liabilities	461	473
TOTAL CURRENT LIABILITIES	4,380	2,987
NONCURRENT LIABILITIES
Obligations under capital leases	2	2
Provision for injuries and damages	158	181
Pensions and retiree benefits	4,385	4,835
Superfund and other environmental costs	539	489
Asset retirement obligations	147	145
Fair value of derivative liabilities	51	48
Other noncurrent liabilities	119	131
TOTAL NONCURRENT LIABILITIES	5,401	5,831
DEFERRED CREDITS AND REGULATORY LIABILITIES
Deferred income taxes and investment tax credits	7,743	7,563
Regulatory liabilities	1,029	977
Other deferred credits	77	64
TOTAL DEFERRED CREDITS AND REGULATORY LIABILITIES	8,849	8,604
LONG-TERM DEBT	9,840	10,143
SHAREHOLDERS’ EQUITY
Common shareholders’ equity (See Statement of Common Shareholders’ Equity)	11,579	11,436
Preferred stock of subsidiary	—	213
TOTAL SHAREHOLDERS’ EQUITY	11,579	11,649
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$40,049	$39,214

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.

CONSOLIDATED STATEMENT OF COMMON SHAREHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Capital Stock Expense	Accumulated Other Comprehensive Income/(Loss)	Total
(Millions of Dollars/Except Share Data)	Shares	Amount			Shares	Amount
BALANCE AS OF DECEMBER 31, 2010	291,616,334	$31	$4,915	$7,220	23,210,700	$(1,001)	$(64)	$(40)	$11,061
Net income for common stock				311					311
Common stock dividends				(175)					(175)
Issuance of common shares – dividend reinvestment and employee stock plans	656,049	1	30						31
Other comprehensive income								3	3
BALANCE AS OF MARCH 31, 2011	292,272,383	$32	$4,945	$7,356	23,210,700	$(1,001)	$(64)	$(37)	$11,231
Net income for common stock				165					165
Common stock dividends				(175)					(175)
Issuance of common shares – dividend reinvestment and employee stock plans	603,513		32		(182,942)	5			37
Common stock repurchases					178,942	(9)			(9)
Other comprehensive income								2	2
BALANCE AS OF JUNE 30, 2011	292,875,896	$32	$4,977	$7,346	23,206,700	$(1,005)	$(64)	$(35)	$11,251
BALANCE AS OF DECEMBER 31, 2011	292,888,521	$32	$4,991	$7,568	23,194,075	$(1,033)	$(64)	$(58)	$11,436
Net income for common stock				277					277
Common stock dividends				(177)					(177)
Issuance of common shares for stock plans, net of repurchases	(7,225)				7,225	(2)			(2)
Preferred stock redemption							4		4
Other comprehensive income								7	7
BALANCE AS OF MARCH 31, 2012	292,881,296	$32	$4,991	$7,668	23,201,300	$(1,035)	$(60)	$(51)	$11,545
Net income for common stock				214					214
Common stock dividends				(178)					(178)
Issuance of common shares for stock plans, net of repurchases	1,700				(1,700)		(1)		(1)
Other comprehensive loss								(1)	(1)
BALANCE AS OF JUNE 30, 2012	292,882,996	$32	$4,991	$7,704	23,199,600	$(1,035)	$(61)	$(52)	$11,579

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

CONSOLIDATED INCOME STATEMENT (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
	(Millions of Dollars)
OPERATING REVENUES
Electric	$1,961	$2,013	$3,696	$3,734
Gas	265	296	828	959
Steam	83	107	346	432
TOTAL OPERATING REVENUES	2,309	2,416	4,870	5,125
OPERATING EXPENSES
Purchased power	504	621	950	1,104
Fuel	46	68	154	244
Gas purchased for resale	50	92	219	355
Other operations and maintenance	693	631	1,339	1,227
Depreciation and amortization	221	205	439	410
Taxes, other than income taxes	415	429	844	868
TOTAL OPERATING EXPENSES	1,929	2,046	3,945	4,208
OPERATING INCOME	380	370	925	917
OTHER INCOME (DEDUCTIONS)
Investment and other income	1	4	5	9
Allowance for equity funds used during construction	1	2	1	5
Other deductions	(5)	(6)	(8)	(9)
TOTAL OTHER INCOME (DEDUCTIONS)	(3)	—	(2)	5
INCOME BEFORE INTEREST AND INCOME TAX EXPENSE	377	370	923	922
INTEREST EXPENSE
Interest on long-term debt	135	131	266	263
Other interest	5	5	10	10
Allowance for borrowed funds used during construction	(1)	(1)	(1)	(3)
NET INTEREST EXPENSE	139	135	275	270
INCOME BEFORE INCOME TAX EXPENSE	238	235	648	652
INCOME TAX EXPENSE	75	75	209	220
NET INCOME	163	160	439	432
Preferred stock dividend requirements	—	(3)	(3)	(6)
NET INCOME FOR COMMON STOCK	$ 163	$ 157	$ 436	$ 426

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Month Ended June 30,		For the Six Month Ended June 30,
	2012	2011	2012	2011
	(Millions of Dollars)
NET INCOME	$163	$160	$439	$432
OTHER COMPREHENSIVE LOSS, NET OF TAXES
Pension plan liability adjustments, net of $(1) taxes in 2012	(2)	—	(2)	—
TOTAL OTHER COMPREHENSIVE LOSS, NET OF TAXES	(2)	—	(2)	—
COMPREHENSIVE INCOME	$161	$160	$437	$432

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended June 30,
	2012	2011
	(Millions of Dollars)
OPERATING ACTIVITIES
Net income	$ 439	$ 432
PRINCIPAL NON-CASH CHARGES/(CREDITS) TO INCOME
Depreciation and amortization	439	410
Deferred income taxes	106	146
Rate case amortization and accruals	22	29
Common equity component of allowance for funds used during construction	(1)	(5)
Other non-cash items (net)	(37)	37
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable – customers, less allowance for uncollectibles	63	74
Materials and supplies, including fuel oil and gas in storage	18	36
Other receivables and other current assets	(8)	207
Prepayments	5	9
Accounts payable	(57)	(56)
Pensions and retiree obligations	422	393
Pensions and retiree contributions	(450)	(502)
Accrued taxes	(3)	21
Accrued interest	7	—
Superfund and environmental remediation costs (net)	(1)	—
Deferred charges, deferred derivative losses, noncurrent assets and other regulatory assets	59	65
Deferred credits and other regulatory liabilities	70	138
Other liabilities	12	(9)
NET CASH FLOWS FROM OPERATING ACTIVITIES	1,105	1,425
INVESTING ACTIVITIES
Utility construction expenditures	(974)	(905)
Cost of removal less salvage	(83)	(78)
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(1,057)	(983)
FINANCING ACTIVITIES
Net proceeds from short-term debt	800	—
Preferred stock redemption	(239)	—
Issuance of long-term debt	400	—
Debt issuance costs	(4)	—
Dividend to parent	(341)	(340)
Preferred stock dividends	(3)	(6)
NET CASH FLOWS FROM/(USED IN) FINANCING ACTIVITIES	613	(346)
CASH AND TEMPORARY CASH INVESTMENTS:
NET CHANGE FOR THE PERIOD	661	96
BALANCE AT BEGINNING OF PERIOD	372	78
BALANCE AT END OF PERIOD	$ 1,033	$ 174
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid/(refunded) during the period for:
Interest	$ 252	$ 253
Income taxes	$ 45	$ (128)

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

CONSOLIDATED BALANCE SHEET(UNAUDITED)

	June 30, 2012	December 31, 2011
	(Millions of Dollars)
ASSETS
CURRENT ASSETS
Cash and temporary cash investments	$ 1,033	$ 372
Accounts receivable – customers, less allowance for uncollectible accounts of $79 in 2012 and 2011	914	977
Other receivables, less allowance for uncollectible accounts of $9 in 2012 and 2011	104	102
Accrued unbilled revenue	389	366
Accounts receivable from affiliated companies	46	54
Fuel oil, gas in storage, materials and supplies, at average cost	290	308
Prepayments	80	85
Regulatory assets	104	140
Deferred tax assets – current	81	157
Other current assets	115	100
TOTAL CURRENT ASSETS	3,156	2,661
INVESTMENTS	193	177
UTILITY PLANT AT ORIGINAL COST
Electric	20,492	19,886
Gas	4,376	4,200
Steam	2,019	1,983
General	1,933	1,785
TOTAL	28,820	27,854
Less: Accumulated depreciation	5,718	5,523
Net	23,102	22,331
Construction work in progress	982	1,165
NET UTILITY PLANT	24,084	23,496
NON-UTILITY PROPERTY
Non-utility property, less accumulated depreciation of $24 in 2012 and 2011	5	6
NET PLANT	24,089	23,502
OTHER NONCURRENT ASSETS
Regulatory assets	8,457	8,661
Other deferred charges and noncurrent assets	214	217
TOTAL OTHER NONCURRENT ASSETS	8,671	8,878
TOTAL ASSETS	$36,109	$35,218

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

CONSOLIDATED BALANCE SHEET (UNAUDITED)

	June 30, 2012	December 31, 2011
	(Millions of Dollars)
LIABILITIES AND SHAREHOLDER’S EQUITY
CURRENT LIABILITIES
Long-term debt due within one year	$ 1,225	$ 525
Notes payable	800	—
Accounts payable	666	774
Accounts payable to affiliated companies	20	16
Customer deposits	296	290
Accrued taxes	19	32
Accrued taxes to affiliated companies	136	126
Accrued interest	140	133
Accrued wages	83	81
Fair value of derivative liabilities	62	98
Regulatory liabilities	202	79
Other current liabilities	393	396
TOTAL CURRENT LIABILITIES	4,042	2,550
NONCURRENT LIABILITIES
Obligations under capital leases	2	2
Provision for injuries and damages	151	173
Pensions and retiree benefits	3,917	4,337
Superfund and other environmental costs	423	373
Asset retirement obligations	147	145
Fair value of derivative liabilities	22	24
Other noncurrent liabilities	111	120
TOTAL NONCURRENT LIABILITIES	4,773	5,174
DEFERRED CREDITS AND REGULATORY LIABILITIES
Deferred income taxes and investment tax credits	7,081	6,921
Regulatory liabilities	906	861
Other deferred credits	74	61
TOTAL DEFERRED CREDITS AND REGULATORY LIABILITIES	8,061	7,843
LONG-TERM DEBT	8,919	9,220
SHAREHOLDER’S EQUITY
Common shareholder’s equity (See Statement of Common Shareholder’s Equity)	10,314	10,218
Preferred stock	—	213
TOTAL SHAREHOLDER’S EQUITY	10,314	10,431
TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$36,109	$35,218

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

CONSOLIDATED STATEMENT OF COMMON SHAREHOLDER’S EQUITY(UNAUDITED)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Repurchased Con Edison Stock	Capital Stock Expense	Accumulated Other Comprehensive Income/(Loss)	Total
(Millions of Dollars/Except Share Data)	Shares	Amount
BALANCE AS OF DECEMBER 31, 2010	235,488,094	$589	$4,234	$6,132	$(962)	$(64)	$ (6)	$ 9,923
Net income				271				271
Common stock dividend to parent				(170)				(170)
Cumulative preferred dividends				(3)				(3)
Other comprehensive income							—	—
BALANCE AS OF MARCH 31, 2011	235,488,094	$589	$4,234	$6,230	$(962)	$(64)	$ (6)	$10,021
Net income				160				160
Common stock dividend to parent				(170)				(170)
Cumulative preferred dividends				(3)				(3)
Other comprehensive income							—	—
BALANCE AS OF JUNE 30, 2011	235,488,094	$589	$4,234	$6,217	$(962)	$(64)	$ (6)	$10,008
BALANCE AS OF DECEMBER 31, 2011	235,488,094	$589	$4,234	$6,429	$(962)	$(64)	$ (8)	$10,218
Net income				276				276
Common stock dividend to parent				(171)				(171)
Cumulative preferred dividends				(3)				(3)
Preferred stock redemption						4		4
Other comprehensive income							—	—
BALANCE AS OF MARCH 31, 2012	235,488,094	$589	$4,234	$6,531	$(962)	$(60)	$ (8)	$10,324
Net income				163				163
Common stock dividend to parent				(171)				(171)
Other comprehensive loss							(2)	(2)
BALANCE AS OF JUNE 30, 2012	235,488,094	$589	$4,234	$6,523	$(962)	$(60)	$(10)	$10,314

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

The separate interim consolidated financial statements of each of the Companies are unaudited but, in the opinion of their respective managements, reflect all adjustments (which include only normally recurring adjustments) necessary for a fair presentation of the results for the interim periods presented. The Companies’ separate interim consolidated financial statements should be read together with their separate audited financial statements (including the combined notes thereto) included in Item 8 of their combined Annual Report on Form 10-K for the year ended December 31, 2011 and their separate unaudited financial statements (including the combined notes thereto) included in Part I, Item 1 of their combined Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

Note A — Summary of Significant Accounting Policies

Earnings Per Common Share

For the three and six months ended June 30, 2012 and 2011, basic and diluted EPS for Con Edison are calculated as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Millions of Dollars, except per share amounts/Shares in Millions)	2012	2011	2012	2011
Net income for common stock	$ 214	$ 165	$ 491	$ 477
Weighted average common shares outstanding – Basic	292.9	292.7	292.9	292.3
Add: Incremental shares attributable to effect of potentially dilutive securities	1.5	1.6	1.5	1.6
Adjusted weighted average common shares outstanding – Diluted	294.4	294.3	294.4	293.9
Net income for common stock per common share – basic	$ 0.73	$ 0.57	$ 1.68	$ 1.63
Net income for common stock per common share – diluted	$ 0.73	$ 0.56	$ 1.67	$ 1.62

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

O&R — Electric

On February 24, 2012, O&R, the staff of the NYSPSC and the Utility Intervention Unit of New York State’s Division of Consumer Protection entered into a Joint Proposal with respect to the Company’s rates for electric delivery service rendered in New York. The Joint Proposal, which the NYSPSC approved in June 2012, covers the three-year period from July 2012 through June 2015. The Joint Proposal provides for electric base rate increases of $19.4 million, $8.8 million and $15.2 million, effective July 2012, 2013 and 2014, respectively, which is being implemented, at the NYSPSC’s option, with increases of $15.2 million effective July 2012 and 2013 and an increase of $13.1 million, together with a surcharge of $2.1 million, effective July 2014. The Joint Proposal reflects the following major items:

•	a weighted average cost of capital of 7.61 percent, 7.65 percent and 7.48 percent for the rate years ending June 30, 2013, 2014 and 2015, respectively, reflecting:

•	a return on common equity of 9.4 percent, 9.5 percent and 9.6 percent for the rate years ending June 30, 2013, 2014 and 2015, respectively;

•	cost of long-term debt of 6.07 percent for each of the rate years ending June 30, 2013 and 2014 and 5.64 percent for the rate year ending June 30, 2015;

•	common equity ratio of 48 percent for each of the rate years ending June 30, 2013, 2014 and 2015; and

•	average rate base of $671 million, $708 million and $759 million for the rate years ending June 30, 2013, 2014 and 2015, respectively;

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

•

continuation of rate provisions under which pension and other post-retirement benefit expenses, environmental remediation expenses, tax-exempt debt costs, property taxes and certain other expenses are reconciled to amounts for those expenses reflected in rates; and

•	continuation of provisions for potential operations penalties of up to $3 million annually if certain customer service and system reliability performance targets are not met.

Other Regulatory Matters

In February 2009, the NYSPSC commenced a proceeding to examine the prudence of certain CECONY expenditures (see “Investigations of Vendor Payments” in Note H). Pursuant to NYSPSC orders, a portion of the company’s revenues (currently, $249 million, $32 million and $6 million on an annual basis for electric, gas and steam service, respectively) is being collected subject to potential refund to customers. At June 30, 2012, the company had collected an estimated $959 million from customers subject to potential refund in connection with this proceeding. In October 2010, a NYSPSC consultant reported its $21 million provisional assessment, which the company has disputed, of potential overcharges for construction work. The potential overcharges related to transactions that involved certain employees who were arrested and a contractor that performed work for the company. The NYSPSC’s consultant is expected to continue to review the company’s expenditures. At June 30, 2012, the company had a $15 million regulatory liability relating to this matter. The company is unable to estimate the amount, if any, by which any refund required by the NYSPSC may exceed this regulatory liability.

In February 2011, the NYSPSC initiated a proceeding to examine the existing mechanisms pursuant to which utilities recover site investigation and remediation costs and possible alternatives. See Note G.

Regulatory Assets and Liabilities

Regulatory assets and liabilities at June 30, 2012 and December 31, 2011 were comprised of the following items:

	Con Edison		CECONY
(Millions of Dollars)	2012	2011	2012	2011
Regulatory assets
Unrecognized pension and other postretirement costs	$5,407	$5,852	$5,159	$5,554
Future income tax	1,874	1,798	1,796	1,724
Environmental remediation costs	730	681	615	564
Pension and other postretirement benefits deferrals	214	198	183	157
Revenue taxes	169	163	163	158
Deferred storm costs	121	128	78	80
Net electric deferrals	111	121	111	121
Surcharge for New York State assessment	87	90	80	82
Deferred derivative losses – long-term	70	60	45	44
O&R transition bond charges	42	44	—	—
Preferred stock redemption	30	—	30	—
Workers’ compensation	21	23	20	23
Property tax reconciliation	13	13	—	—
Recoverable energy costs – long-term	—	14	—	14
Other	189	152	177	140
Regulatory assets – long-term	9,078	9,337	8,457	8,661
Deferred derivative losses – current	126	164	104	140
Recoverable energy costs – current	1	—	—	—
Regulatory assets – current	127	164	104	140
Total Regulatory Assets	$9,205	$9,501	$8,561	$8,801
Regulatory liabilities
Allowance for cost of removal less salvage	$ 468	$ 448	$ 389	$ 372
Net unbilled revenue deferrals	140	104	140	104
Property tax reconciliation	97	35	97	35
World Trade Center settlement proceeds	72	62	72	62
Long-term interest rate reconciliation	46	30	46	30
Carrying charges on transmission and distribution net plant	41	38	19	14
Gas line losses	17	21	17	21
Expenditure prudence proceeding	15	11	15	11
Energy efficiency programs	8	22	5	20
Other	125	206	106	192
Regulatory liabilities – long-term	1,029	977	906	861
Electric surcharge offset	104	—	104	—
Refundable energy costs – current	69	51	38	12
Revenue decoupling mechanism	59	66	59	66
Deferred derivative gains – current	1	1	1	1
Regulatory liabilities – current	233	118	202	79
Total Regulatory Liabilities	$1,262	$1,095	$1,108	$ 940

Note C — Capitalization

In March 2012, CECONY issued $400 million of 4.20 percent 30-year debentures, $239 million of the net proceeds from the sale of which were used to redeem on May 1, 2012 all outstanding shares of its $5 Cumulative Preferred Stock and Cumulative Preferred Stock ($100 par value).

The carrying amounts and fair values of long-term debt are:

(Millions of Dollars)	June 30, 2012		December 31, 2011
Long-Term Debt (including current portion)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Con Edison	$11,071	$13,310	$10,673	$12,744
CECONY	$10,144	$12,135	$ 9,745	$11,593

Fair values of long-term debt have been estimated primarily using available market information. For Con Edison, $12,674 million and $636 million of the fair value of long-term debt at June 30, 2012 are classified as Level 2 and Level 3, respectively. For CECONY, $11,499 million and $636 million of the fair value of long-term debt at June 30, 2012 are classified as Level 2 and Level 3, respectively (see Note K). The $636 million of long-term debt classified as Level 3 is CECONY’s tax-exempt, auction-rate securities for which the market is highly illiquid and there is a lack of observable inputs.

Note D — Short-Term Borrowing

At June 30, 2012, Con Edison had $800 million of commercial paper outstanding, all of which was outstanding under CECONY’s program. The weighted average interest rate was 0.4 percent for each of Con Edison and CECONY. The Companies have not borrowed under their October 2011 credit agreement. Con Edison had $252 million of letters of credit outstanding under the credit agreement (including $237 million for CECONY).

Note E — Pension Benefits

Net Periodic Benefit Cost

The components of the Companies’ net periodic benefit costs for the three and six months ended June 30, 2012 and 2011 were as follows:

	For the Three Months Ended June 30,
	Con Edison		CECONY
(Millions of Dollars)	2012	2011	2012	2011
Service cost – including administrative expenses	$ 59	$ 47	$ 55	$ 44
Interest cost on projected benefit obligation	137	140	128	131
Expected return on plan assets	(177)	(183)	(168)	(175)
Amortization of net actuarial loss	177	132	168	125
Amortization of prior service costs	2	2	2	2
NET PERIODIC BENEFIT COST	$ 198	$ 138	$ 185	$ 127
Amortization of regulatory asset	1	1	1	1
TOTAL PERIODIC BENEFIT COST	$ 199	$ 139	$ 186	$ 128
Cost capitalized	(68)	(48)	(63)	(45)
Reconciliation to rate level	3	(6)	2	(7)
Cost charged to operating expenses	$ 134	$ 85	$ 125	$ 76

	For the Six Months Ended June 30,
	Con Edison		CECONY
(Millions of Dollars)	2012	2011	2012	2011
Service cost – including administrative expenses	$ 118	$ 94	$ 110	$ 88
Interest cost on projected benefit obligation	274	280	257	262
Expected return on plan assets	(352)	(366)	(335)	(350)
Amortization of net actuarial loss	354	264	335	250
Amortization of prior service costs	4	4	3	4
NET PERIODIC BENEFIT COST	$ 398	$ 276	$ 370	$ 254
Amortization of regulatory asset	1	1	1	1
TOTAL PERIODIC BENEFIT COST	$ 399	$ 277	$ 371	$ 255
Cost capitalized	(135)	(96)	(126)	(89)
Reconciliation to rate level	(32)	(57)	(36)	(59)
Cost charged to operating expenses	$ 232	$ 124	$ 209	$ 107

Expected Contributions

The Companies expect to make contributions to the pension plan during 2012 of $775 million (of which $721 million is to be contributed by CECONY). During the first six months of 2012, CECONY contributed $438 million to the pension plan and also funded $12 million for the non-qualified supplemental plan. The Companies’ policy is to fund their accounting cost to the extent tax deductible.

Note F — Other Postretirement Benefits

Net Periodic Benefit Cost

The components of the Companies’ net periodic postretirement benefit costs for the three and six months ended June 30, 2012 and 2011 were as follows:

	For the Three Months Ended June 30,
	Con Edison		CECONY
(Millions of Dollars)	2012	2011	2012	2011
Service cost	$ 6	$ 6	$ 5	$ 5
Interest cost on accumulated other postretirement benefit obligation	18	21	15	18
Expected return on plan assets	(21)	(22)	(18)	(19)
Amortization of net actuarial loss	24	22	21	20
Amortization of prior service cost	(5)	(2)	(4)	(3)
Amortization of transition obligation	1	1	1	1
NET PERIODIC POSTRETIREMENT BENEFIT COST	$ 23	$ 26	$ 20	$ 22
Cost capitalized	(8)	(9)	(7)	(8)
Reconciliation to rate level	5	4	4	4
Cost charged to operating expenses	$ 20	$ 21	$ 17	$ 18

	For the Six Months Ended June 30,
	Con Edison		CECONY
(Millions of Dollars)	2012	2011	2012	2011
Service cost	$ 13	$ 12	$ 10	$ 10
Interest cost on accumulated other postretirement benefit obligation	36	42	32	36
Expected return on plan assets	(42)	(44)	(38)	(38)
Amortization of net actuarial loss	49	44	44	40
Amortization of prior service cost	(11)	(4)	(9)	(6)
Amortization of transition obligation	1	2	1	2
NET PERIODIC POSTRETIREMENT BENEFIT COST	$ 46	$ 52	$ 40	$ 44
Cost capitalized	(16)	(18)	(14)	(15)
Reconciliation to rate level	14	9	8	7
Cost charged to operating expenses	$ 44	$ 43	$ 34	$ 36

Expected Contributions

Con Edison expects to make a contribution of $83 million, including $71 million for CECONY, to the other postretirement benefit plans in 2012.

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

The accrued liabilities and regulatory assets related to Superfund Sites at June 30, 2012 and December 31, 2011 were as follows:

	Con Edison		CECONY
(Millions of Dollars)	2012	2011	2012	2011
Accrued Liabilities:
Manufactured gas plant sites	$469	$422	$354	$307
Other Superfund Sites	70	67	69	66
Total	$539	$489	$423	$373
Regulatory assets	$730	$681	$615	$564

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

Environmental remediation costs incurred and insurance recoveries received related to Superfund Sites for the three and six months ended June 30, 2012 and 2011, were as follows:

	For the Three Months Ended June 30,
	Con Edison		CECONY
(Millions of Dollars)	2012	2011	2012	2011
Remediation costs incurred	$8	$10	$7	$8
Insurance recoveries received	—	—	—	—

	For the Six Months Ended June 30,
	Con Edison		CECONY
(Millions of Dollars)	2012	2011	2012	2011
Remediation costs incurred	$15	$16	$14	$14
Insurance recoveries received	—	—	—	—

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

Asbestos Proceedings

Suits have been brought in New York State and federal courts against the Utilities and many other defendants, wherein a large number of plaintiffs sought large amounts of compensatory and punitive damages for deaths and injuries allegedly caused by exposure to asbestos at various premises of the Utilities. The suits that have been resolved, which are many, have been resolved without any payment by the Utilities, or for amounts that were not, in the aggregate, material to them. The amounts specified in all the remaining thousands of suits total billions of dollars; however, the Utilities believe that these amounts are greatly exaggerated, based on the disposition of previous claims. In 2010, CECONY estimated that its aggregate undiscounted potential liability for these suits and additional suits that may be brought over the next 15 years is $10 million. The estimate was based upon a combination of modeling, historical data analysis and risk factor assessment. Actual experience may be materially different. In addition, certain current and former employees have claimed or are claiming workers’ compensation benefits based on alleged disability from exposure to asbestos. Under its current rate agreements, CECONY is permitted to defer as regulatory assets (for subsequent recovery through rates) costs incurred for its asbestos lawsuits and workers’ compensation claims. The accrued liability for asbestos suits and workers’ compensation proceedings (including those related to asbestos exposure) and the amounts deferred as regulatory assets for the Companies at June 30, 2012 and December 31, 2011 were as follows:

	Con Edison		CECONY
(Millions of Dollars)	2012	2011	2012	2011
Accrued liability – asbestos suits	$10	$10	$10	$10
Regulatory assets – asbestos suits	$10	$10	$10	$10
Accrued liability – workers’ compensation	$95	$98	$91	$93
Regulatory assets – workers’ compensation	$21	$23	$20	$23

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

Lease In/Lease Out Transactions

In each of 1997 and 1999, Con Edison Development entered into a transaction in which it leased property and then immediately subleased it back to the lessor (termed “Lease In/Lease Out,” or LILO transactions). The transactions respectively involve electric generating and gas distribution facilities in the Netherlands, with a total investment of $259 million. The transactions were financed with $93 million of equity and $166 million of non-recourse, long-term debt secured by the underlying assets. In accordance with the accounting rules for leases, Con Edison is accounting for the two LILO transactions as leveraged leases. Accordingly, the company’s investment in these leases, net of non-recourse debt, is carried as a single amount in Con Edison’s consolidated balance sheet and income is recognized pursuant to a method that incorporates a level rate of return for those years when net investment in the lease is positive, based upon the after-tax cash flows projected at the inception of the leveraged leases. The company’s investment in these leveraged leases was $(69) million at June 30, 2012 and $(55) million at December 31, 2011 and is comprised of a $228 million gross investment less $297 million of deferred tax liabilities at June 30, 2012 and $234 million gross investment less $289 million of deferred tax liabilities at December 31, 2011.

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

Con Edison believes that its LILO transactions have been correctly reported, and has not recorded any reserve with respect to the disallowance of tax losses, or related interest, in connection with its LILO transactions. Con Edison’s estimated tax savings, reflected in its financial statements, from the two LILO transactions through June 30, 2012, in the aggregate, was $244 million. If Con Edison were required to repay all or a portion of these amounts, it would also be required to pay interest of up to $118 million net of tax at June 30, 2012.

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

Guarantees

Con Edison and its subsidiaries enter into various agreements providing financial or performance assurance primarily to third parties on behalf of their subsidiaries. Maximum amounts guaranteed by Con Edison totaled $795 million and $760 million at June 30, 2012 and December 31, 2011, respectively.

A summary, by type and term, of Con Edison’s total guarantees at June 30, 2012 is as follows:

Guarantee Type	0 – 3 years	4 – 10 years	> 10 years	Total
	(Millions of Dollars)
Energy transactions	$658	$12	$66	$736
Intra-company guarantees	15	—	1	16
Other guarantees	38	5	—	43
TOTAL	$711	$17	$67	$795

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

•

$11 million for guarantees provided by Con Edison Development to Travelers Insurance Company for indemnity agreements for surety bonds in connection with the construction and operation of solar facilities performed by its subsidiaries; and

•

Con Edison, on behalf of Con Edison Solutions, as a retail electric provider, issued a guarantee to the Public Utility Commission of Texas with no specified limitation on the amount guaranteed, covering the payment of all obligations of a retail electric provider. Con Edison’s estimate of the maximum potential obligation is $5 million as of June 30, 2012.

Note I — Financial Information by Business Segment

The financial data for the business segments are as follows:

	For the Three Months Ended June 30,
	Operating revenues		Inter-segment revenues		Depreciation and amortization		Operating income
(Millions of Dollars)	2012	2011	2012	2011	2012	2011	2012	2011
CECONY
Electric	$1,961	$2,013	$ 4	$ 3	$175	$162	$348	$350
Gas	265	296	2	1	30	27	54	31
Steam	83	107	19	20	16	16	(22)	(11)
Consolidation adjustments	—	—	(25)	(24)	—	—	—	—
Total CECONY	$2,309	$2,416	$ —	$ —	$221	$205	$380	$370
O&R
Electric	$ 129	$ 141	$ —	$ —	$ 9	$ 8	$ 16	$ 14
Gas	35	37	—	—	4	4	1	1
Total O&R	$ 164	$ 178	$ —	$ —	$ 13	$ 12	$ 17	$ 15
Competitive energy businesses	$ 300	$ 406	$ 2	$ 2	$ 2	$ 2	$ 78	$ 14
Other*	(2)	(7)	(2)	(2)	—	—	—	(1)
Total Con Edison	$2,771	$2,993	$ —	$ —	$236	$219	$475	$398

*	Parent company expenses, primarily interest, and consolidation adjustments. Other does not represent a business segment.

	For the Six Months Ended June 30,
	Operating revenues		Inter-segment revenues		Depreciation and amortization		Operating income
(Millions of Dollars)	2012	2011	2012	2011	2012	2011	2012	2011
CECONY
Electric	$3,696	$3,734	$ 7	$ 6	$348	$324	$ 573	$ 566
Gas	828	959	3	2	59	54	275	237
Steam	346	432	38	40	32	32	77	114
Consolidation adjustments	—	—	(48)	(48)	—	—	—	—
Total CECONY	$4,870	$5,125	$ —	$ —	$439	$410	$ 925	$ 917
O&R
Electric	$ 257	$ 289	$ —	$ —	$ 19	$ 17	$ 24	$ 25
Gas	117	130	—	—	7	7	31	28
Total O&R	$ 374	$ 419	$ —	$ —	$ 26	$ 24	$ 55	$ 53
Competitive energy businesses	$ 610	$ 814	$ 4	$ 5	$ 4	$ 3	$ 59	$ 58
Other*	(5)	(16)	(4)	(5)	—	—	(3)	(4)
Total Con Edison	$5,849	$6,342	$ —	$ —	$469	$437	$1,036	$1,024

*	Parent company expenses, primarily interest, and consolidation adjustments. Other does not represent a business segment.

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

Energy Price Hedging

Con Edison’s subsidiaries hedge market price fluctuations associated with physical purchases and sales of electricity, natural gas, and steam by using derivative instruments, including futures, forwards, basis swaps, options, transmission congestion contracts and financial transmission rights contracts. The fair values of the Companies’ commodity derivatives at June 30, 2012 and December 31, 2011 were as follows:

	Con Edison		CECONY
(Millions of Dollars)	2012	2011	2012	2011
Fair value of net derivative assets/(liabilities) – gross	$(195)	$(249)	$(111)	$(144)
Impact of netting of cash collateral	102	110	51	46
Fair value of net derivative assets/(liabilities) – net	$ (93)	$(139)	$ (60)	$ (98)

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

At June 30, 2012, Con Edison and CECONY had $112 million and $12 million of credit exposure in connection with energy supply and hedging activities, net of collateral, respectively. Con Edison’s net credit exposure consisted of $37 million with investment-grade counterparties, $34 million with commodity exchange brokers, $39 million with independent system operators and $2 million with non-rated counterparties. CECONY’s net credit exposure consisted of $1 million with investment-grade counterparties and $11 million with commodity exchange brokers.

Economic Hedges

The Companies enter into certain derivative instruments that do not qualify or are not designated as hedges under the accounting rules for derivatives and hedging. However, management believes these instruments represent economic hedges that mitigate exposure to fluctuations in commodity prices.

The fair values of the Companies’ commodity derivatives at June 30, 2012 were:

(Millions of Dollars)	Fair Value of Commodity Derivatives (a) Balance Sheet Location	Con Edison	CECONY
Derivative Assets
Current	Other current assets	$ 118	$ 22
Long-term	Other deferred charges and non-current assets	22	9
Total derivative assets		$ 140	$ 31
Impact of netting		(79)	(6)
Net derivative assets		$ 61	$ 25
Derivative Liabilities
Current	Fair value of derivative liabilities	$ 253	$ 96
Long-term	Fair value of derivative liabilities	82	46
Total derivative liabilities		$ 335	$142
Impact of netting		(181)	(57)
Net derivative liabilities		$ 154	$ 85

(a)	Qualifying derivative contracts, which have been designated as normal purchases or normal sales contracts, are not reported at fair value under the accounting rules for derivatives and hedging and, therefore, are excluded from the table.

The fair values of the Companies’ commodity derivatives at December 31, 2011 were:

(Millions of Dollars)	Fair Value of Commodity Derivatives (a) Balance Sheet Location	Con Edison	CECONY
Derivative Assets
Current	Other current assets	$139	$ 16
Long-term	Other deferred charges and non-current assets	26	14
Total derivative assets		$165	$ 30
Impact of netting		(95)	(6)
Net derivative assets		$ 70	$ 24
Derivative Liabilities
Current	Fair value of derivative liabilities	$331	$127
Long-term	Fair value of derivative liabilities	83	48
Total derivative liabilities		$414	$175
Impact of netting		(205)	(53)
Net derivative liabilities		$209	$122

(a)	Qualifying derivative contracts, which have been designated as normal purchases or normal sales contracts, are not reported at fair value under the accounting rules for derivatives and hedging and, therefore, are excluded from the table.

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

The following tables present the changes in the fair values of commodity derivatives that have been deferred or recognized in earnings for the three and six months ended June 30, 2012:

Realized and Unrealized Gains/(Losses) on Commodity Derivatives (a) Deferred or Recognized in Income for the Three Months Ended June 30, 2012
(Millions of Dollars)	Balance Sheet Location	Con Edison		CECONY
Pre-tax gains/(losses) deferred in accordance with accounting rules for regulated operations:
Current	Deferred derivative gains	$ (1)		$ (1)
Total deferred gains		$ (1)		$ (1)
Current	Deferred derivative losses	$ 66		$ 55
Current	Recoverable energy costs	(63)		(56)
Long-term	Deferred derivative losses	8		16
Total deferred losses		$ 11		$ 15
Net deferred gains/(losses)		$ 10		$ 14
	Income Statement Location
Pre-tax gain/(loss) recognized in income
	Purchased power expense	$ 27	(b)	$ —
	Gas purchased for resale	(1)		—
	Non-utility revenue	(8	)(b)	—
Total pre-tax gain/(loss) recognized in income		$ 18		$ —

(a)	Qualifying derivative contracts, which have been designated as normal purchases or normal sales contracts, are not reported at fair value under the accounting rules for derivatives and hedging and, therefore, are excluded from the table.
(b)	For the three months ended June 30, 2012, Con Edison recorded in non-utility revenues and purchased power expense an unrealized pre-tax (loss)/gain of $(9) million and $72 million, respectively.

Realized and Unrealized Gains/(Losses) on Commodity Derivatives (a) Deferred or Recognized in Income for the Six Months Ended June 30, 2012
(Millions of Dollars)	Balance Sheet Location	Con Edison		CECONY
Pre-tax gains/(losses) deferred in accordance with accounting rules for regulated operations:
Current	Deferred derivative gains	$ —		$ —
Total deferred gains		$ —		$ —
Current	Deferred derivative losses	$ 38		$ 36
Current	Recoverable energy costs	(127)		(112)
Long-term	Deferred derivative losses	(11)		(1)
Total deferred losses		$(100)		$ (77)
Net deferred gains/(losses)		$(100)		$ (77)
	Income Statement Location
Pre-tax gain/(loss) recognized in income
	Purchased power expense	$ (59	)(b)	$ —
	Gas purchased for resale	(2)		—
	Non-utility revenue	(11	)(b)	—
Total pre-tax gain/(loss) recognized in income		$ (72)		$ —

(a)	Qualifying derivative contracts, which have been designated as normal purchases or normal sales contracts, are not reported at fair value under the accounting rules for derivatives and hedging and, therefore, are excluded from the table.
(b)	For the six months ended June 30, 2012, Con Edison recorded in non-utility revenues and purchased power expense an unrealized pre-tax (loss)/gain of $(13) million and $45 million, respectively.

The following tables present the changes in the fair values of commodity derivatives that have been deferred or recognized in earnings for the three and six months ended June 30, 2011:

Realized and Unrealized Gains/(Losses) on Commodity Derivatives (a) Deferred or Recognized in Income for the Three Months Ended June 30, 2011
(Millions of Dollars)	Balance Sheet Location	Con Edison		CECONY
Pre-tax gains/(losses) deferred in accordance with accounting rules for regulated operations:
Current	Deferred derivative gains	$ (4)		$ (4)
Long-term	Regulatory liabilities	(1)		—
Total deferred gains		$ (5)		$ (4)
Current	Deferred derivative losses	$ 25		$ 18
Current	Recoverable energy costs	(53)		(39)
Long-term	Regulatory assets	12		9
Total deferred losses		$ (16)		$ (12)
Net deferred gains/(losses)		$ (21)		$ (16)
	Income Statement Location
Pre-tax gain/(loss) recognized in income
	Purchased power expense	$ 73	(b)	$ —
	Gas purchased for resale	17		—
	Non-utility revenue	7	(b)	—
Total pre-tax gain/(loss) recognized in income		$ 97		$ —

(a)	Qualifying derivative contracts, which have been designated as normal purchases or normal sales contracts, are not reported at fair value under the accounting rules for derivatives and hedging and, therefore, are excluded from the table.
(b)	For the three months ended June 30, 2011, Con Edison recorded in non-utility revenues and purchased power expense an unrealized pre-tax (loss)/gain of $(12) million and $10 million, respectively.

Realized and Unrealized Gains/(Losses) on Commodity Derivatives (a) Deferred or Recognized in Income for the Six Months Ended June 30, 2011
(Millions of Dollars)	Balance Sheet Location	Con Edison	CECONY
Pre-tax gains/(losses) deferred in accordance with accounting rules for regulated operations:
Current	Deferred derivative gains	$ 2	$ 1
Long-term	Regulatory liabilities	2	2
Total deferred gains		$ 4	$ 3
Current	Deferred derivative losses	$ 69	$ 53
Current	Recoverable energy costs	(102)	(81)
Long-term	Regulatory assets	28	20
Total deferred losses		$ (5)	$ (8)
Net deferred losses		$ (1)	$ (5)
	Income Statement Location
Pre-tax gain/(loss) recognized in income
	Purchased power expense	$ 52 (b)	$ —
	Gas purchased for resale	11	—
	Non-utility revenue	17 (b)	—
Total pre-tax gain/(loss) recognized in income		$ 80	$ —

(a)	Qualifying derivative contracts, which have been designated as normal purchases or normal sales contracts, are not reported at fair value under the accounting rules for derivatives and hedging and, therefore, are excluded from the table.
(b)	For the six months ended June 30, 2011, Con Edison recorded in non-utility revenues and purchased power expense an unrealized pre-tax loss/(gain) of $(25) million and $60 million, respectively.

As of June 30, 2012, Con Edison had 1,483 contracts, including 706 CECONY contracts, which were considered to be derivatives under the accounting rules for derivatives and hedging (excluding qualifying derivative contracts, which have been designated as normal purchases or normal sales contracts). The following table presents the number of contracts by commodity type:

	Electric Derivatives				Gas Derivatives
	Number of Energy Contracts (a)	MWhs (b)	Number of Capacity Contracts (a)	MWs (b)	Number of Contracts (a)	Dths (b)	Total Number of Contracts (a)
Con Edison	681	16,351,706	77	12,273	725	96,403,140	1,483
CECONY	137	3,879,800	—	—	569	89,220,000	706

(a)	Qualifying derivative contracts, which have been designated as normal purchases or normal sales contracts, are not reported at fair value under the accounting rules for derivatives and hedging and, therefore, are excluded from the table.
(b)	Volumes are reported net of long and short positions.

The Companies also enter into electric congestion and gas basis swap contracts to hedge the congestion and transportation charges which are associated with electric and gas contracts and hedged volumes.

The collateral requirements associated with the clearing and settlement of derivative transactions are included in net cash flows from operating activities in the Companies’ consolidated statement of cash flows. Most derivative instrument contracts contain provisions that may require the Companies to provide collateral on derivative instruments in net liability positions. The amount of collateral to be provided will depend on the fair value of the derivative instruments and the Companies’ credit ratings.

The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position and collateral posted at June 30, 2012, and the additional collateral that would have been required to be posted had the lowest applicable credit rating been reduced one level and to below investment grade were:

(Millions of Dollars)	Con Edison (a)		CECONY (a)
Aggregate fair value – net liabilities	$124		$84
Collateral posted	$ 62		$56
Additional collateral (b) (downgrade one level from current ratings (c))	$ 9		$ 3
Additional collateral (b) (downgrade to below investment grade from current ratings (c))	$101	(d)	$46	(d)

(a)	Non-derivative transactions for the purchase and sale of electricity and gas and qualifying derivative instruments, which have been designated as normal purchases or normal sales, are excluded from the table. These transactions primarily include purchases of electricity from independent system operators. In the event the Utilities and Con Edison’s competitive energy businesses were no longer extended unsecured credit for such purchases, the Companies would be required to post collateral, which at June 30, 2012, would have amounted to an estimated $28 million for Con Edison, including $0 million for CECONY. For certain other such non-derivative transactions, the Companies could be required to post collateral under certain circumstances, including in the event counterparties had reasonable grounds for insecurity.
(b)	The Companies measure the collateral requirements by taking into consideration the fair value amounts of derivative instruments that contain credit-risk-related contingent features that are in a net liabilities position plus amounts owed to counterparties for settled transactions and amounts required by counterparties for minimum financial security. The fair value amounts represent unrealized losses, net of any unrealized gains where the Companies have a legally enforceable right of setoff.
(c)	The current ratings are Moody’s, S&P and Fitch long-term credit rating of, as applicable, Con Edison (Baa1/BBB+/BBB+), CECONY (A3/A-/A-) or O&R (Baa1/A-/A-). Credit ratings assigned by rating agencies are expressions of opinions that are subject to revision or withdrawal at any time by the assigning rating agency.
(d)	Derivative instruments that are net assets have been excluded from the table. At June 30, 2012, if Con Edison had been downgraded to below investment grade, it would have been required to post additional collateral for such derivative instruments of $24 million.

Interest Rate Swaps

O&R has an interest rate swap pursuant to which it pays a fixed-rate of 6.09 percent and receives a LIBOR-based variable rate. The fair value of this interest rate swap at June 30, 2012 was an unrealized loss of $7 million, which has been included in Con Edison’s consolidated balance sheet as a noncurrent liability/fair value of derivative liabilities and a regulatory asset. The increase in the fair value of the swap for the three and six months ended June 30, 2012 was $1 million. In the event O&R’s credit rating was downgraded to BBB- or lower by S&P or Baa3 or lower by Moody’s, the swap counterparty could elect to terminate the agreement and, if it did so, the parties would then be required to settle the transaction.

Note K – Fair Value Measurements

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

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2012 are summarized below.

	Level 1		Level 2		Level 3		Netting Adjustments (4)		Total
(Millions of Dollars)	Con Edison	CECONY	Con Edison	CECONY	Con Edison	CECONY	Con Edison	CECONY	Con Edison	CECONY
Derivative assets:
Commodity (1)	$ 2	$ 1	$ 63	$ 11	$ 65	$ 10	$ (68)	$ 3	$ 62	$ 25
Other assets	96	89	(3)	(1)	105	95	—	—	198	183
Transfer in (5) (6)	—	—	105	95	—	—	—	—	105	95
Transfer out (5) (6)	—	—	—	—	(105)	(95)	—	—	(105)	(95)
Other assets (3)	$96	$89	$102	$ 94	$ —	$ —	$ —	$ —	$ 198	$183
Total	$98	$90	$165	$105	$ 65	$ 10	$ (68)	$ 3	$ 260	$208
Derivative liabilities:
Commodity	$ 6	$ 1	$193	$114	$126	$ 18	$(170)	$(48)	$ 155	$ 85
Transfer in (5) (6)	—	—	3	1	3	3	—	—	6	4
Transfer out (5) (6)	—	—	(3)	(3)	(3)	(1)	—	—	(6)	(4)
Commodity Total (1)	$ 6	$ 1	$193	$112	$126	$ 20	$(170)	$(48)	$ 155	$ 85
Interest rate contract	—	—	(1)	—	8	—	—	—	7	—
Transfer in (5) (6)	—	—	8	—	—	—	—	—	8	—
Transfer out (5) (6)	—	—	—	—	(8)	—	—	—	(8)	—
Interest rate contract (2)	$ —	$ —	$ 7	$ —	$ —	$ —	$ —	$ —	$ 7	$ —
Total	$ 6	$ 1	$200	$112	$126	$ 20	$(170)	$(48)	$ 162	$ 85

(1)	A portion of the commodity derivatives categorized in Level 3 is valued using an internally developed model with observable inputs. The models also include some less readily observable inputs resulting in the classification of the entire contract as Level 3. See Note J.
(2)	See Note J.
(3)	Other assets are comprised of assets such as life insurance contracts within the deferred compensation plan and non-qualified retirement plans.
(4)	Amounts represent the impact of legally-enforceable master netting agreements that allow the Companies to net gain and loss positions and cash collateral held or placed with the same counterparties.
(5)	The Companies’ policy is to recognize transfers into and transfers out of the levels at the end of the reporting period.
(6)	Transferred from Level 3 to Level 2 because of reassessment of the levels in the fair value hierarchy within which certain inputs fall. Other assets and interest rate contract were transferred as of March 31, 2012.

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2011 are summarized below.

	Level 1		Level 2		Level 3		Netting Adjustments (4)		Total
(Millions of Dollars)	Con Edison	CECONY	Con Edison	CECONY	Con Edison	CECONY	Con Edison	CECONY	Con Edison	CECONY
Derivative assets:
Commodity (1)	$ 3	$ —	$ 64	$ 8	$ 87	$ 11	$ (84)	$ 5	$ 70	$ 24
Other assets (3)	76	76	—	—	99	90	—	—	175	166
Total	$79	$76	$ 64	$ 8	$186	$101	$ (84)	$ 5	$245	$190
Derivative liabilities:
Commodity	$12	$ 4	$222	$122	$169	$ 37	$(194)	$(41)	$209	$122
Transfer in (5) (6) (7)	—	—	26	25	6	6	—	—	32	31
Transfer out (5) (6) (7)	—	—	(6)	(6)	(26)	(25)	—	—	(32)	(31)
Commodity (1)	$12	$ 4	$242	$141	$149	$ 18	$(194)	$(41)	$209	$122
Interest rate contract (2)	—	—	—	—	8	—	—	—	8	—
Total	$12	$ 4	$242	$141	$157	$ 18	$(194)	$(41)	$217	$122

(1)	A portion of the commodity derivatives categorized in Level 3 is valued using an internally developed model with observable inputs. The models also include some less readily observable inputs resulting in the classification of the entire contract as Level 3. See Note J.
(2)	See Note J.
(3)	Other assets are comprised of assets such as life insurance contracts within the deferred compensation plan and non-qualified retirement plans.

(4)	Amounts represent the impact of legally-enforceable master netting agreements that allow the Companies to net gain and loss positions and cash collateral held or placed with the same counterparties.
(5)	The Companies’ policy is to recognize transfers into and transfers out of the levels at the end of the reporting period.
(6)	Transferred from Level 2 to Level 3 because of reassessment of the levels in the fair value hierarchy within which certain inputs fall.
(7)	Transferred from Level 3 to Level 2 because of availability of observable market data due to decrease in the terms of certain contracts from beyond one year as of December 31, 2010 to less than one year as of December 31, 2011.

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

(Millions of Dollars)	Fair Value of Level 3 at June 30, 2012	Valuation Techniques	Unobservable Inputs
Con Edison
Commodity	$(61)	Market approach (1)	Discount for inactive markets and/or illiquid locations (2)
CECONY
Commodity	$(10)	Market approach (1)	Discount for inactive markets and/or illiquid locations (2)

(1)	The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. The commodity derivatives are valued using quoted prices or internally developed models with observable inputs, adjusted for certain contracts that are traded in inactive markets and/or at illiquid locations. The unobservable inputs used in the Companies’ models do not have a significant impact on the valuation.
(2)	Significant increases or decreases in any of these inputs in isolation would have a limited impact on fair value measurement. Generally, a change in the fair value measurement is linearly based on changes in these inputs.

The table listed below provides a reconciliation of the beginning and ending net balances for assets and liabilities measured at fair value for the three and six months ended June 30, 2012 and classified as Level 3 in the fair value hierarchy:

	For the Three Months Ended June 30, 2012
		Total Gains/(Losses)— Realized and Unrealized
(Millions of Dollars)	Beginning Balance as of April 1, 2012	Included in Earnings	Included in Regulatory Assets and Liabilities	Purchases	Issuances	Sales	Settlements	Transfer In/Out of Level 3	Ending Balance as of June 30, 2012
Con Edison
Derivatives:
Commodity	$(93)	$(24)	$4	$5	$—	$—	$43	$4	$(61)
CECONY
Derivatives:
Commodity	$(13)	$(11)	$4	$2	$—	$—	$6	$2	$(10)

	For the Six Months Ended June 30, 2012
		Total Gains/(Losses)— Realized and Unrealized
(Millions of Dollars)	Beginning Balance as of January 1, 2012	Included in Earnings	Included in Regulatory Assets and Liabilities	Purchases	Issuances	Sales	Settlements	Transfer In/Out of Level 3		Ending Balance as of June 30, 2012
Con Edison
Derivatives:
Commodity	$(62)	$(82)	$(13)	$11	$—	$—	$81	$ 4		$(61)
Interest rate contract	(8)	(1)	—	—	—	—	1	8	(2)	—
Other assets (1)	99	3	3	—	—	—	—	(105	)(2)	—
Total	$ 29	$(80)	$(10)	$11	$—	$—	$82	$ (93)		$(61)
CECONY
Derivatives:
Commodity	$ (7)	$(16)	$ (3)	$ 8	$—	$—	$ 6	$ 2	(2)	$(10)
Other assets (1)	90	3	2	—	—	—	—	(95	)(2)	—
Total	$ 83	$(13)	$ (1)	$ 8	$—	$—	$ 6	$ (93)		$(10)

(1)	Amounts included in earnings are reported in investment and other income on the consolidated income statement.
(2)	Other assets and interest rate contract were transferred as of March 31, 2012.

The table listed below provides a reconciliation of the beginning and ending net balances for assets and liabilities measured at fair value for the three and six months ended June 30, 2011 and classified as Level 3 in the fair value hierarchy:

	For the Three Months Ended June 30, 2011
		Total Gains/(Losses)— Realized and Unrealized
(Millions of Dollars)	Beginning Balance as of April 1, 2011	Included in Earnings	Included in Regulatory Assets and Liabilities	Purchases	Issuances	Sales	Settlements	Transfer In/Out of Level 3	Ending Balance as of June 30, 2011
Con Edison
Derivatives:
Commodity	$(31)	$(31)	$14	$5	$—	$—	$18	$—	$(25)
Interest rate contract	(10)	(1)	—	—	—	—	1	—	(10)
Other assets (1)	105	1	—	—	—	—	—	—	106
Total	$ 64	$(31)	$14	$5	$—	$—	$19	$—	$ 71
CECONY
Derivatives:
Commodity	$ 2	$ (1)	$ 2	$1	$—	$—	$ (4)	$—	$ —
Other assets (1)	95	1	—	—	—	—	—	—	96
Total	$ 97	$ —	$ 2	$1	$—	$—	$ (4)	$—	$ 96

(1)	Amounts included in earnings are reported in investment and other income on the consolidated income statement.

	For the Six Months Ended June 30, 2011
		Total Gains/(Losses)— Realized and Unrealized
(Millions of Dollars)	Beginning Balance as of January 1, 2011	Included in Earnings	Included in Regulatory Assets and Liabilities	Purchases	Issuances	Sales	Settlements	Transfer In/Out of Level 3	Ending Balance as of June 30, 2011
Con Edison
Derivatives:
Commodity	$ (88)	$(22)	$45	$14	$—	$—	$21	$5	$(25)
Interest rate contract	(10)	(2)	—	—	—	—	2	—	(10)
Other assets (1)	101	3	2	—	—	—	—	—	106
Total	$3	$(21)	$47	$14	$—	$—	$23	$5	$ 71
CECONY
Derivatives:
Commodity	$ (26)	$ (3)	$20	$11	$—	$—	$ (7)	$5	$ —
Other assets (1)	92	3	1	—	—	—	—	—	96
Total	$ 66	$ —	$21	$11	$—	$—	$ (7)	$5	$ 96

(1)	Amounts included in earnings are reported in investment and other income on the consolidated income statement.

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

For the competitive energy businesses, realized and unrealized gains and losses on Level 3 commodity derivative assets and liabilities are reported in non-utility revenues ($6 million loss and $13 million loss) and purchased power costs ($1 million loss and $9 million loss) on the consolidated income statement for the three months ended June 30, 2012 and 2011, respectively. Realized and unrealized gains and losses on Level 3 commodity derivative assets and liabilities are reported in non-utility revenues ($9 million loss and $25 million loss), and purchased power costs ($44 million loss and $18 million gain) on the consolidated income statement for the six months ended June 30, 2012 and 2011, respectively. The change in fair value relating to Level 3 commodity derivative assets held at June 30, 2012 and 2011 is included in non-utility revenues ($6 million loss and $13 million loss), and purchased power costs ($31 million gain and $6 million gain) on the consolidated income statement for the three months ended June 30, 2012 and 2011, respectively. For the six months ended June 30, 2012 and 2011, the change in fair value relating to Level 3 commodity derivative assets and liabilities is included in non-utility revenues ($9 million loss and $25 million loss), and purchased power costs ($24 million gain and $36 million gain) on the consolidated income statement, respectively.

The accounting rules for fair value measurements and disclosures require consideration of the impact of nonperformance risk (including credit risk) from a market participant perspective in the measurement of the fair value of assets and liabilities. At June 30, 2012, the Companies determined that nonperformance risk would have no material impact on their financial position or results of operations. To assess nonperformance risk, the Companies considered information such as collateral requirements, master netting arrangements, letters of credit and parent company guarantees, and applied a market-based method by using the counterparty (for an asset) or the Companies’ (for a liability) credit default swaps rates.

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

This MD&A should be read in conjunction with the Second Quarter Financial Statements and the notes thereto and the MD&A in Item 7 of the Companies’ combined Annual Report on Form 10-K for the year ended December 31, 2011 (File Nos. 1-14514 and 1-1217, the Form 10-K) and the MD&A in Part 1, Item 2 of the Companies’ combined Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012 (File Nos. 1-14514 and 1-1217).

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

In June 2012, the company increased its forecast of average annual growth of the peak gas demand in its service area over the next five years at design conditions from approximately 3.5 percent to 4.3 percent, reflecting, among other things, oil to gas conversions anticipated to result from changes to New York City regulations that will phase out the use of certain types of heating oil and the relative prices of oil and natural gas.

Steam

CECONY operates the largest steam distribution system in the United States by producing and delivering more than 22,000 MMlbs of steam annually to approximately 1,735 customers in parts of Manhattan.

Collective Bargaining Agreement

In July 2012, CECONY reached a four-year collective bargaining agreement covering approximately 8,000 employees (which is subject to ratification by the employees) ending a 26-day work stoppage involving those employees. During the work stoppage, the company operated its electric, gas and steam businesses with approximately 5,500 employees and additional resources.

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

Competitive Energy Businesses

Con Edison pursues competitive energy opportunities through three wholly-owned subsidiaries: Con Edison Solutions, Con Edison Energy and Con Edison Development. These businesses include the sales and related hedging of electricity to retail and wholesale customers, sales of certain energy-related products and services, and participation in energy infrastructure projects. At June 30, 2012, Con Edison’s equity investment in its competitive energy businesses was $385 million and their assets amounted to $857 million. For information about the July 2012 purchase of a solar energy company, see “Liquidity and Capital Resources – Capital Requirements and Resources,” below.

Certain financial data of Con Edison’s businesses is presented below:

	Three Months Ended June 30, 2012				Six Months Ended June 30, 2012				At June 30, 2012
(Millions of Dollars, except percentages)	Operating Revenues		Net Income for Common Stock		Operating Revenues		Net Income for Common Stock		Assets
CECONY	$2,309	83%	$163	76%	$4,870	83%	$436	89%	$36,109	90%
O&R	164	6%	11	5%	374	6%	30	6%	2,444	6%
Total Utilities	2,473	89%	174	81%	5,244	89%	466	95%	38,553	96%
Con Edison Solutions (a)	276	10%	44	21%	553	10%	31	6%	302	1%
Con Edison Energy (a)	19	1%	(1)	—%	50	1%	(1)	—%	76	—%
Con Edison Development	7	—%	2	—%	12	—%	4	1%	534	1%
Other (b)	(4)	—%	(5)	(2)%	(10)	—%	(9)	(2)%	584	2%
Total Con Edison	$2,771	100%	$214	100%	$5,849	100%	$491	100%	$40,049	100%

(a)	Net income from the competitive energy businesses for the three and six months ended June 30, 2012 includes $36 million and $18 million, respectively, of net after-tax mark-to-market gains/(losses) (Con Edison Solutions, $37 million and $20 million and Con Edison Energy, $(1) million and $(2) million).
(b)	Represents inter-company and parent company accounting. See “Results of Operations,” below.

Con Edison’s net income for common stock for the three months ended June 30, 2012 was $214 million or $0.73 a share ($0.73 on a diluted basis) compared with $165 million or $0.57 a share ($0.56 on a diluted basis) for the three months ended June 30, 2011. Net income for common stock for the six months ended June 30, 2012 was $491 million or $1.68 a share ($1.67 on a diluted basis) compared with earnings of $477 million or $1.63 a share ($1.62 on a diluted basis) for the six months ended June 30, 2011. See “Results of Operations – Summary,” below. For segment financial information, see Note I to the Second Quarter Financial Statements and “Results of Operations,” below.

Results of Operations — Summary

Net income for common stock for the three and six months ended June 30, 2012 and 2011 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(millions of dollars)	2012	2011	2012	2011
CECONY	$163	$157	$436	$426
O&R	11	4	30	23
Competitive energy businesses (a)	45	9	34	36
Other (b)	(5)	(5)	(9)	(8)
Con Edison	$214	$165	$491	$477

(a)	Includes $36 million and $(1) million of net after-tax mark-to-market gains/(losses) for the three months ended June 30, 2012 and 2011, respectively. Includes $18 million and $21 million of net after-tax mark-to-market gains for the six months ended June 30, 2012 and 2011, respectively.
(b)	Consists of inter-company and parent company accounting.

The Companies’ results of operations for the three and six months ended June 30, 2012, as compared with the 2011 periods, reflect changes in the Utilities’ rate plans and the effects of the milder winter weather on steam revenues. These rate plans provide for additional revenues to cover expected increases in certain operations and maintenance expenses, and depreciation. The results of operations include the operating results of the competitive energy businesses, including net mark-to-market effects.

Operations and maintenance expenses were higher in the 2012 periods due to pension costs and the support and maintenance of company underground facilities to accommodate municipal projects and, in the six month period were offset in part, by lower operating costs attributable to the milder winter. Depreciation was higher in the 2012 period reflecting the impact from higher utility plant balances.

The following table presents the estimated effect on earnings per share and net income for common stock for the three and six months ended 2012 as compared with the 2011 period, resulting from these and other major factors:

	Three Months Variation		Six Months Variation
	Earnings per Share	Net Income (millions of dollars)	Earnings per Share	Net Income (millions of dollars)
CECONY
Rate plans, primarily to recover increases in certain costs	$ 0.21	$ 62	$ 0.41	$120
Weather impact on steam revenues	(0.02)	(6)	(0.10)	(28)
Operations and maintenance expenses	(0.14)	(41)	(0.24)	(70)
Depreciation	(0.03)	(10)	(0.06)	(18)
Other	—	1	0.02	6
Total CECONY	0.02	6	0.03	10
O&R	0.02	7	0.02	7
Competitive energy businesses (a)	0.12	36	—	(2)
Other, including parent company expenses	—	—	—	(1)
Total variations	$ 0.16	$ 49	$ 0.05	$ 14

(a)	These variations reflect after-tax net mark-to-market gains/(losses) of $36 million or $0.12 a share and $(1) million for the three months ended June 30, 2012 and 2011, respectively, and after-tax net mark-to-market gains of $18 million or $0.06 a share and $21 million or $0.07 a share for the six months ended June 30, 2012 and 2011, respectively.

See “Results of Operations” below for further discussion and analysis of results of operations.

Liquidity and Capital Resources

The Companies’ liquidity reflects cash flows from operating, investing and financing activities, as shown on their respective consolidated statement of cash flows and as discussed below. Changes in the Companies’ cash and temporary cash investments resulting from operating, investing and financing activities for the six months ended June 30, 2012 and 2011 are summarized as follows:

Con Edison

	Con Edison			CECONY
(millions of dollars)	2012	2011	Variance	2012	2011	Variance
Operating activities	$ 1,247	$ 1,589	$(342)	$ 1,105	$1,425	$(320)
Investing activities	(1,105)	(1,129)	24	(1,057)	(983)	(74)
Financing activities	591	(306)	897	613	(346)	959
Net change	733	154	579	661	96	565
Balance at beginning of period	648	338	310	372	78	294
Balance at end of period	$ 1,381	$ 492	$ 889	$ 1,033	$ 174	$ 859

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

Net cash flows from operating activities for the six months ended June 30, 2012 for Con Edison and CECONY were $342 million and $320 million lower, respectively, compared with the 2011 period. The Companies’ cash flows from operating activities reflect the timing of the deduction for income tax purposes of their construction expenditures. The decrease in net cash flows reflect primarily the higher estimated income tax payments, net of refunds received, in 2012 ($200 million for Con Edison and $173 million for CECONY) and higher cash collateral paid to brokers and counterparties in the 2012 period ($69 million for Con Edison and $53 million for CECONY).

The change in net cash flows also reflects the timing of payments for and recovery of energy costs. This timing is reflected within changes to accounts receivable – customers, recoverable energy costs and accounts payable balances.

The changes in regulatory assets principally reflect changes in deferred pension costs in accordance with the accounting rules for retirement benefits. See Note B to the Second Quarter Financial Statements.

Cash Flows Used in Investing Activities

Net cash flows used in investing activities for Con Edison and CECONY were $24 million lower and $74 million higher, respectively, for the six months ended June 30, 2012 compared with the 2011 period. The changes for Con Edison and CECONY reflect increased utility construction expenditures in 2012. In addition, for Con Edison, the change reflects the return of investment resulting from the receipt of government grant proceeds at the Pilesgrove solar project, proceeds from investment tax credits and grants related to other renewable investments and lower non-utility construction expenditures.

Cash Flows from Financing Activities

Net cash flows from financing activities for Con Edison and CECONY were $897 million and $959 million higher, respectively, in the six months ended June 30, 2012 compared with the 2011 period.

In March 2012, CECONY issued $400 million of 4.20 percent 30-year debentures, $239 million of the net proceeds from the sale of which were used to redeem on May 1, 2012 all outstanding shares of its $5 Cumulative Preferred Stock and Cumulative Preferred Stock ($100 par value). The Companies had no issuances of long-term debt in 2011.

Cash flows from financing activities of the Companies also reflect commercial paper issuances (included on the consolidated balance sheets as “Notes payable”). The commercial paper amounts outstanding at June 30, 2012 and 2011 and the average daily balances for the six months ended June 30, 2012 and 2011 for Con Edison and CECONY were as follows:

	2012		2011
(millions of dollars, except Weighted Average Yield)	Outstanding at June 30	Daily average	Outstanding at June 30	Daily average
Con Edison	$800	$19	$—	$110
CECONY	$800	$19	$—	$110
Weighted average yield	0.4%	0.3%	—%	0.3%

Other Changes in Assets and Liabilities

The following table shows changes in certain assets and liabilities at June 30, 2012, compared with December 31, 2011.

	Con Edison	CECONY
(millions of dollars)	2012 vs. 2011 Variance	2012 vs. 2011 Variance
Assets
Cash and temporary cash investments	$733	$661
Regulatory asset – Unrecognized pension and other postretirement costs	(445)	(395)
Liabilities
Notes payable	$800	$800
Pension and retiree benefits	(450)	(420)
Deferred income taxes and investment tax credits	180	160

Cash and Temporary Cash Investments and Notes Payable

The increases in cash and temporary cash investments and notes payable reflect commercial paper issuances by CECONY in June 2012 in advance of its July 2012 semi-annual payment of New York City property taxes ($603 million) and the July 2012 maturity of its 5.625 percent 10-year debentures ($300 million).

Regulatory Asset for Unrecognized Pension and Other Postretirement Costs and Noncurrent Liability for Pension and Retiree Benefits

The decrease in the regulatory asset for unrecognized pension and other postretirement costs and the noncurrent liability for pension and retiree benefits reflects the final actuarial valuation of the pension and other retiree benefit plans as measured at December 31, 2011 in accordance with the accounting rules for retirement benefits. The change in the regulatory asset also reflects the year’s amortization of accounting costs. The decrease in the noncurrent liability for pension and retiree benefits reflects in part contributions to the plans made by the Utilities in 2012. See Notes B, E and F to the Second Quarter Financial Statements.

Deferred Income Taxes and Investment Tax Credits

The increase in the liability for deferred income taxes and investment tax credits reflects the timing of the deduction of expenditures for utility plant which resulted in amounts being collected from customers to pay income taxes in advance of when the income tax payments will be required. See “Cash Flows from Operating Activities,” above.

Capital Requirements and Resources

As of June 30, 2012, there was no material change in the Companies’ capital requirements, contractual obligations and capital resources compared to those disclosed under “Capital Requirements and Resources” in Item 1 of the Form 10-K other than as described below and in Note C to the Second Quarter Financial Statements.

In July 2012, Con Edison Development purchased a company that is developing 70 MW of solar energy projects in Alpaugh, California. Electricity generated by the projects is to be purchased by Pacific Gas and Electric Company pursuant to long-term power purchase agreements. Con Edison has increased its estimate of capital expenditures in 2012 by its competitive energy businesses from $119 million to approximately $450 million to reflect the costs to purchase the solar energy company and complete the projects. The acquisition of the solar energy company was funded at the closing with available cash balances and commercial paper issuances. Con Edison is evaluating long-term financing for the projects. Con Edison expects to receive investment tax credits or grants for the projects.

For each of the Companies, the ratio of earnings to fixed charges (Securities and Exchange Commission basis) for the six months ended June 30, 2012 and 2011 and the twelve months ended December 31, 2011 was:

	Ratio of Earnings to Fixed Charges
	For the Six Months Ended June 30, 2012	For the Twelve Months Ended December 31, 2011	For the Six Months Ended June 30, 2011
Con Edison	3.3	3.6	3.2
CECONY	3.3	3.8	3.3

For each of the Companies, the common equity ratio at June 30, 2012 and December 31, 2011 was:

	Common Equity Ratio (Percent of total capitalization)
	June 30, 2012	December 31, 2011
Con Edison	54.1	52.5
CECONY	53.6	52.0

Regulatory Matters

CECONY’s current electric rate plan covers the three-year period ending March 31, 2013. Either the company or the New York State Public Service Commission (NYSPSC) can initiate a proceeding for a new rate plan. A new rate plan filed by the company would take effect automatically in approximately 11 months unless prior to such time the NYSPSC adopts a rate plan. CECONY understands that the base rates determined pursuant to the current rate plan and the other provisions of the current rate plan would continue in effect after March 31, 2013 until a new rate plan is effective. The company is preparing to file a new rate plan with the NYSPSC in November 2012. A new rate plan is expected to be effective in October 2013.

CECONY’s current gas and steam rate agreements cover the three-year period ending September 30, 2013. The company is preparing to file new gas and steam rate plans with the NYSPSC in November 2012. New gas and steam rate plans, are expected to be effective in October 2013.

For information about a March 2012 NYSPSC order relating to a surcharge that CECONY was to have collected from customers and O&R’s February 2012 Joint Proposal (which was adopted by the NYSPSC in June 2012) with respect to its rates for electric service rendered in New York, see Note B to the Second Quarter Financial Statements.

Financial and Commodity Market Risks

The Companies are subject to various risks and uncertainties associated with financial and commodity markets. The most significant market risks include interest rate risk, commodity price risk, credit risk and investment risk.

Interest Rate Risk

The interest rate risk relates primarily to variable rate debt and to new debt financing needed to fund capital requirements, including the construction expenditures of the Utilities and maturing debt securities. Con Edison and its businesses manage interest rate risk through the issuance of mostly fixed-rate debt with varying maturities and through opportunistic refinancing of debt. Con Edison and CECONY estimate that at June 30, 2012, a 10 percent variation in interest rates applicable to its variable rate debt would not result in a material change in annual interest expense. Under CECONY’s current gas, steam and electric rate plans, variations in actual long-term debt interest rates are reconciled to levels reflected in rates. Under O&R’s current New York rate plans, variations in actual tax-exempt (and under the gas rate plan, taxable) long-term debt interest expense are reconciled to the level set in rates.

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

Con Edison estimates that, as of June 30, 2012, a 10 percent decline in market prices would result in a decline in fair value of $57 million for the derivative instruments used by the Utilities to hedge purchases of electricity and gas, of which $46 million is for CECONY and $11 million is for O&R. Con Edison expects that any such change in fair value would be largely offset by directionally opposite changes in the cost of the electricity and gas purchased. In accordance with provisions approved by state regulators, the Utilities generally recover from customers the costs they incur for energy purchased for their customers, including gains and losses on certain derivative instruments used to hedge energy purchased and related costs.

Con Edison’s competitive energy businesses use a value-at-risk (VaR) model to assess the market risk of their electricity and gas commodity fixed-price purchase and sales commitments, physical forward contracts and commodity derivative instruments. VaR represents the potential change in fair value of instruments or the portfolio due to changes in market factors, for a specified time period and confidence level. These businesses estimate VaR across their electricity and natural gas commodity businesses using a delta-normal variance/covariance model with a 95 percent confidence level. Since the VaR calculation involves complex methodologies and estimates and assumptions that are based on past experience, it is not necessarily indicative of future results. VaR for transactions associated with hedges on generating assets and commodity contracts, assuming a one-day holding period, for the six months ended June 30, 2012 and the year ended December 31, 2011, respectively, was as follows:

95% Confidence Level, One-Day Holding Period	June 30, 2012	December 31, 2011
(millions of dollars)
Average for the period	$ 1	$ 1
High	1	1
Low	—	—

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

Investment Risk

The Companies’ investment risk relates to the investment of plan assets for their pension and other postretirement benefit plans. The Companies’ current investment policy for pension plan assets includes investment targets of 60 percent equities and 40 percent fixed income and other securities. At June 30, 2012, the pension plan investments consisted of 62 percent equity and 38 percent fixed income and other securities.

Material Contingencies

For information concerning potential liabilities arising from the Companies’ material contingencies, see Notes B, G, and H to the Second Quarter Financial Statements.

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

Con Edison’s principal business segments are CECONY’s regulated utility activities, O&R’s regulated utility activities and Con Edison’s competitive energy businesses. CECONY’s principal business segments are its regulated electric, gas and steam utility activities. A discussion of the results of operations by principal business segment for the three and six months ended June 30, 2012 and 2011 follows. For additional business segment financial information, see Note I to the Second Quarter Financial Statements.

Three Months Ended June 30, 2012 Compared with Three Months Ended June 30, 2011

The Companies’ results of operations (which were discussed above under “Results of Operations – Summary”) in 2012 compared with 2011 were:

	CECONY		O&R		Competitive Energy Businesses and Other (a)		Con Edison (b)
(millions of dollars)	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent
Operating revenues	$(107)	(4.4)%	$(14)	(7.9)%	$(101)	(25.3)%	$(222)	(7.4)%
Purchased power	(117)	(18.8)	(16)	(28.6)	(158)	(46.1)	(291)	(28.5)
Fuel	(22)	(32.4)	—	—	—	—	(22)	(32.4)
Gas purchased for resale	(42)	(45.7)	(2)	(15.4)	(5)	(83.3)	(49)	(44.1)
Operating revenues less purchased power, fuel and gas purchased for resale (net revenues)	74	4.5	4	3.7	62	Large	140	7.8
Operations and maintenance	62	9.8	(1)	(1.4)	(3)	(9.7)	58	7.9
Depreciation and amortization	16	7.8	1	8.3	—	—	17	7.8
Taxes, other than income taxes	(14)	(3.3)	2	16.7	—	—	(12)	(2.7)
Operating income	10	2.7	2	13.3	65	Large	77	19.3
Other income less deductions	(3)	Large	—	—	(4)	Large	(7)	Large
Net interest expense	4	3.0	(3)	(30.0)	—	—	1	0.7
Income before income tax expense	3	1.3	5	83.3	61	Large	69	27.5
Income tax expense	—	—	(2)	Large	25	Large	23	27.7
Net income	3	1.9	7	Large	36	Large	46	27.4
Preferred stock dividend requirements	(3)	Large	—	—	—	—	(3)	Large
Net income for common stock	$ 6	3.8%	$ 7	Large	$ 36	Large	$ 49	29.7%

(a)	Includes inter-company and parent company accounting.
(b)	Represents the consolidated financial results of Con Edison and its businesses.

CECONY

	Three Months Ended June 30, 2012				Three Months Ended June 30, 2011
(millions of dollars)	Electric	Gas	Steam	2012 Total	Electric	Gas	Steam	2011 Total	2012-2011 Variation
Operating revenues	$1,961	$265	$ 83	$2,309	$2,013	$296	$ 107	$2,416	$(107)
Purchased power	498	—	6	504	609	—	12	621	(117)
Fuel	29	—	17	46	40	—	28	68	(22)
Gas purchased for resale	—	50	—	50	—	92	—	92	(42)
Net revenues	1,434	215	60	1,709	1,364	204	67	1,635	74
Operations and maintenance	573	79	41	693	504	90	37	631	62
Depreciation and amortization	175	30	16	221	162	27	16	205	16
Taxes, other than income taxes	338	52	25	415	348	56	25	429	(14)
Operating income	$ 348	$ 54	$(22)	$ 380	$ 350	$ 31	$ (11)	$ 370	$ 10

Electric

CECONY’s results of electric operations for the three months ended June 30, 2012 compared with the 2011 period is as follows:

	Three Months Ended
(millions of dollars)	June 30, 2012	June 30, 2011	Variation
Operating revenues	$1,961	$2,013	$ (52)
Purchased power	498	609	(111)
Fuel	29	40	(11)
Net revenues	1,434	1,364	70
Operations and maintenance	573	504	69
Depreciation and amortization	175	162	13
Taxes, other than income taxes	338	348	(10)
Electric operating income	$ 348	$ 350	$ (2)

CECONY’s electric sales and deliveries, excluding off-system sales, for the three months ended June 30, 2012 compared with the 2011 period were:

	Millions of kWhs Delivered				Revenues in Millions
	Three Months Ended				Three Months Ended
Description	June 30, 2012	June 30, 2011	Variation	Percent Variation	June 30, 2012	June 30, 2011	Variation	Percent Variation
Residential/Religious (a)	2,248	2,462	(214)	(8.7)%	$ 600	$ 652	$(52)	(8.0)%
Commercial/Industrial	2,269	2,614	(345)	(13.2)	470	556	(86)	(15.5)
Retail access customers	5,991	5,630	361	6.4	632	554	78	14.1
NYPA, Municipal Agency and other sales	2,585	2,530	55	2.2	151	140	11	7.9
Other operating revenues	—	—		—	108	111	(3)	(2.7)
Total	13,093	13,236	(143)	(1.1)%	$1,961	$2,013	$(52)	(2.6)%

(a)	“Residential/Religious” generally includes single-family dwellings, individual apartments in multi-family dwellings, religious organizations and certain other not-for-profit organizations.

CECONY’s electric operating revenues decreased $52 million in the three months ended June 30, 2012 compared with the 2011 period due primarily to lower purchased power ($111 million) and fuel costs ($11 million), offset in part by higher revenues from the electric rate plan ($85 million). CECONY’s revenues from electric sales are subject to a revenue decoupling mechanism, as a result of which delivery revenues generally are not affected by changes in delivery volumes from levels assumed when rates were approved. Other electric operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the revenue decoupling mechanism and other provisions of the company’s rate plan.

Electric delivery volumes in CECONY’s service area decreased 1.1 percent in the three months ended June 30, 2012 compared with the 2011 period. After adjusting for variations, principally weather and billing days, electric delivery volumes in CECONY’s service area decreased 0.1 percent in the three months ended June 30, 2012 compared with the 2011 period reflecting lower average use per customer.

CECONY’s electric purchased power costs decreased $111 million in the three months ended June 30, 2012 compared with the 2011 period due to a decrease in purchased volumes ($85 million) and unit costs ($26 million). Electric fuel costs decreased $11 million in the three months ended June 30, 2012 compared with the 2011 period due to lower unit costs ($13 million), offset by higher sendout volumes from the company’s electric generating facilities ($2 million).

CECONY’s electric operating income decreased $2 million in the three months ended June 30, 2012 compared with the 2011 period. The decrease reflects primarily higher operations and maintenance costs ($69 million) and higher depreciation and amortization ($13 million) offset by higher net revenues ($70 million, due primarily to the electric rate plan) and lower taxes, other than income taxes ($10 million, principally property taxes). The increase in operations and maintenance costs of $69 million is due primarily to higher pension expense ($40 million), an increase in the collection of surcharges from customers ($7 million) and higher support and maintenance of company underground facilities to accommodate municipal projects ($4 million). See “Regulatory Assets and Liabilities” in Note B to the Second Quarter Financial Statements.

Gas

CECONY’s results of gas operations for the three months ended June 30, 2012 compared with the 2011 period is as follows:

	Three Months Ended
(millions of dollars)	June 30, 2012	June 30, 2011	Variation
Operating revenues	$265	$296	$(31)
Gas purchased for resale	50	92	(42)
Net revenues	215	204	11
Operations and maintenance	79	90	(11)
Depreciation and amortization	30	27	3
Taxes, other than income taxes	52	56	(4)
Gas operating income	$ 54	$ 31	$ 23

CECONY’s gas sales and deliveries, excluding off-system sales, for the three months ended June 30, 2012 compared with the 2011 period were:

	Thousands of dths Delivered				Revenues in Millions
	Three Months Ended				Three Months Ended
Description	June 30, 2012	June 30, 2011	Variation	Percent Variation	June 30, 2012	June 30, 2011	Variation	Percent Variation
Residential	5,760	7,373	(1,613)	(21.9)%	$115	$145	$(30)	(20.7)%
General	4,694	5,175	(481)	(9.3)	52	72	(20)	(27.8)
Firm transportation	10,127	11,273	(1,146)	(10.2)	77	74	3	4.1
Total firm sales and transportation	20,581	23,821	(3,240)	(13.6)	244	291	(47)	(16.2)
Interruptible sales (a)	1,168	2,697	(1,529)	(56.7)	6	22	(16)	(72.7)
NYPA	11,020	5,315	5,705	Large	1	1	—	—
Generation plants	19,217	21,847	(2,630)	(12.0)	7	9	(2)	(22.2)
Other	4,858	5,132	(274)	(5.3)	9	11	(2)	(18.2)
Other operating revenues	—	—	—	—	(2)	(38)	36	94.7
Total	56,844	58,812	(1,968)	(3.3)%	$265	$296	$(31)	(10.5)%

(a)	Includes 10 mdths and 1,126 mdths for the three months ended June 30, 2012 and 2011, respectively, which are also reflected in firm transportation and other.

CECONY’s gas operating revenues decreased $31 million in the three months ended June 30, 2012 compared with the 2011 period due primarily to a decrease in gas purchased for resale costs ($42 million). CECONY’s revenues from gas sales are subject to a weather normalization clause and a revenue decoupling mechanism as a result of which delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved. Other gas operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s rate plan.

CECONY’s sales and transportation volumes for firm customers decreased 13.6 percent in the three months ended June 30, 2012 compared with the 2011 period. After adjusting for variations, principally weather and billing days, firm gas sales and transportation volumes in the company’s service area increased 0.7 percent in the three months ended June 30, 2012.

CECONY’s purchased gas cost decreased $42 million in the three months ended June 30, 2012 compared with the 2011 period due to lower unit costs ($48 million), offset by higher sendout volumes ($6 million).

CECONY’s gas operating income increased $23 million in the three months ended June 30, 2012 compared with the 2011 period. The increase reflects primarily higher net revenues ($11 million), lower operations and maintenance costs ($11 million, due primarily to a decrease in the collection of surcharges from customers ($7 million)) and lower taxes, other than income taxes ($4 million, principally property taxes and local revenue taxes), offset by higher depreciation ($3 million).

Steam

CECONY’s results of steam operations for the three months ended June 30, 2012 compared with the 2011 period is as follows:

	Three Months Ended
(millions of dollars)	June 30, 2012	June 30, 2011	Variation
Operating revenues	$ 83	$107	$(24)
Purchased power	6	12	(6)
Fuel	17	28	(11)
Net revenues	60	67	(7)
Operations and maintenance	41	37	4
Depreciation and amortization	16	16	—
Taxes, other than income taxes	25	25	—
Steam operating income	$(22)	$ (11)	$(11)

CECONY’s steam sales and deliveries for the three months ended June 30, 2012 compared with the 2011 period were:

	Millions of Pounds Delivered				Revenues in Millions
	Three Months Ended				Three Months Ended
Description	June 30, 2012	June 30, 2011	Variation	Percent Variation	June 30, 2012	June 30, 2011	Variation	Percent Variation
General	48	73	(25)	(34.2)%	$ 3	$ 4	$ (1)	(25.0)%
Apartment house	970	1,124	(154)	(13.7)	24	30	(6)	(20.0)
Annual power	2,578	3,059	(481)	(15.7)	63	81	(18)	(22.2)
Other operating revenues	—	—	—	—	(7)	(8)	1	12.5
Total	3,596	4,256	(660)	(15.5)%	$83	$107	$(24)	(22.4)%

CECONY’s steam operating revenues decreased $24 million in the three months ended June 30, 2012 compared with the 2011 period due primarily to lower fuel costs ($11 million), the impact of milder weather ($11 million) and lower purchased power costs ($6 million), offset by the net change in rates under the steam rate plan ($5 million). Other steam operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s rate plan.

Steam sales and delivery volumes decreased 15.5 percent in the three months ended June 30, 2012 compared with the 2011 period reflecting milder weather. After adjusting for variations, principally weather and billing days, steam sales and deliveries decreased 2.4 percent in the three months ended June 30, 2012, reflecting lower average normalized use per customer.

CECONY’s steam fuel costs decreased $11 million in the three months ended June 30, 2012 compared with the 2011 period due to lower unit costs ($10 million) and sendout volumes ($1 million). Steam purchased power costs decreased $6 million in the three months ended June 30, 2012 compared with the 2011 period due to a decrease in unit costs ($6 million).

Steam operating income decreased $11 million in the three months ended June 30, 2012 compared with the 2011 period. The decrease reflects primarily lower net revenues ($7 million) and higher operations and maintenance costs ($4 million, due primarily to higher pension expense ($7 million)).

Net Interest Expense

Net interest expense increased $4 million in the three months ended June 30, 2012 compared with the 2011 period due primarily to the issuance by CECONY in March 2012 of $400 million of 4.20 percent 30-year debentures.

O&R

	Three Months Ended June 30, 2012			Three Months Ended June 30, 2011
(millions of dollars)	Electric	Gas	2012 Total	Electric	Gas	2011 Total	2012-2011 Variation
Operating revenues	$129	$35	$164	$141	$37	$178	$(14)
Purchased power	40	—	40	56	—	56	(16)
Gas purchased for resale	—	11	11	—	13	13	(2)
Net revenues	89	24	113	85	24	109	4
Operations and maintenance	53	16	69	54	16	70	(1)
Depreciation and amortization	9	4	13	8	4	12	1
Taxes, other than income taxes	11	3	14	9	3	12	2
Operating income	$ 16	$ 1	$ 17	$ 14	$ 1	$ 15	$ 2

Electric

O&R’s results of electric operations for the three months ended June 30, 2012 compared with the 2011 period is as follows:

	Three Months Ended
(millions of dollars)	June 30, 2012	June 30, 2011	Variation
Operating revenues	$129	$141	$(12)
Purchased power	40	56	(16)
Net revenues	89	85	4
Operations and maintenance	53	54	(1)
Depreciation and amortization	9	8	1
Taxes, other than income taxes	11	9	2
Electric operating income	$ 16	$ 14	$ 2

O&R’s electric sales and deliveries, excluding off-system sales, for the three months ended June 30, 2012 compared with the 2011 period were:

	Millions of kWhs Delivered				Revenues in Millions
	Three Months Ended				Three Months Ended
Description	June 30, 2012	June 30, 2011	Variation	Percent Variation	June 30, 2012	June 30, 2011	Variation	Percent Variation
Residential/Religious (a)	372	381	(9)	(2.4)%	$ 55	$ 66	$(11)	(16.7)%
Commercial/Industrial	246	281	(35)	(12.5)	28	38	(10)	(26.3)
Retail access customers	741	664	77	11.6	42	36	6	16.7
Public authorities	29	26	3	11.5	2	2	—	—
Other operating revenues	—	—	—	—	2	(1)	3	Large
Total	1,388	1,352	36	2.7%	$129	$141	$(12)	(8.5)%

(a)	“Residential/Religious” generally includes single-family dwellings, individual apartments in multi-family dwellings, religious organizations and certain other not-for-profit organizations.

O&R’s electric operating revenues decreased $12 million in the three months ended June 30, 2012 compared with the 2011 period due primarily to lower purchased power costs ($16 million), offset in part by higher revenues from the New York rate plan ($3 million). O&R’s New York electric delivery revenues are subject to a revenue decoupling mechanism, as a result of which delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved. O&R’s electric sales in New Jersey and Pennsylvania are not subject to a decoupling mechanism, and as a result, changes in such volumes do impact such revenues. Other electric operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s electric rate plan. See “Rate Agreements – O&R – Electric” in Note B to the Second Quarter Financial Statements.

Electric delivery volumes in O&R’s service area increased 2.7 percent in the three months ended June 30, 2012 compared with the 2011 period. After adjusting for weather and other variations, electric delivery volumes in O&R’s service area increased 4.7 percent in the three months ended June 30, 2012 compared with the 2011 period.

Electric operating income increased $2 million in the three months ended June 30, 2012 compared with the 2011 period. The increase reflects primarily higher net revenues ($4 million) and lower operations and maintenance costs ($1 million), offset by higher taxes, other than income taxes ($2 million, principally property taxes) and depreciation and amortization ($1 million).

Gas

O&R’s results of gas operations for the three months ended June 30, 2012 compared with the 2011 period is as follows:

	Three Months Ended
(millions of dollars)	June 30, 2012	June 30, 2011	Variation
Operating revenues	$35	$37	$(2)
Gas purchased for resale	11	13	(2)
Net revenues	24	24	—
Operations and maintenance	16	16	—
Depreciation and amortization	4	4	—
Taxes, other than income taxes	3	3	—
Gas operating income	$ 1	$ 1	$—

O&R’s gas sales and deliveries, excluding off-system sales, for the three months ended June 30, 2012 compared with the 2011 period were:

	Thousands of dths Delivered				Revenues in Millions
	Three Months Ended				Three Months Ended
Description	June 30, 2012	June 30, 2011	Variation	Percent Variation	June 30, 2012	June 30, 2011	Variation	Percent Variation
Residential	822	965	(143)	(14.8)%	$12	$15	$(3)	(20.0)%
General	162	191	(29)	(15.2)	2	3	(1)	(33.3)
Firm transportation	1,577	1,649	(72)	(4.4)	14	13	1	7.7
Total firm sales and transportation	2,561	2,805	(244)	(8.7)	28	31	(3)	(9.7)
Interruptible sales	944	991	(47)	(4.7)	1	1	—	—
Generation plants	—	652	(652)	Large	—	—	—	—
Other	101	136	(35)	(25.7)	—	—	—	—
Other gas revenues	—	—	—	—	6	5	1	20.0
Total	3,606	4,584	(978)	(21.3)%	$35	$37	$(2)	(5.4)%

O&R’s gas operating revenues decreased $2 million in the three months ended June 30, 2012 compared with the 2011 period due primarily to the decrease in gas purchased for resale in 2012 ($2 million). O&R’s New York revenues from gas are subject to a weather normalization clause and a revenue decoupling mechanism as a result of which delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved.

Sales and transportation volumes for firm customers decreased 8.7 percent in the three months ended June 30, 2012 compared with the 2011 period. After adjusting for weather and other variations, total firm sales and transportation volumes decreased 0.8 percent in the three months ended June 30, 2012 compared with the 2011 period. O&R’s New York revenues from gas sales are subject to a weather normalization clause that moderates, but does not eliminate, the effect of weather-related changes on net income.

Gas operating income was the same in the three months ended June 30, 2012 compared with the 2011 period.

Competitive Energy Businesses

The competitive energy businesses’ results of operations for the three months ended June 30, 2012 compared with the 2011 period is as follows:

	Three Months Ended
(millions of dollars)	June 30, 2012	June 30, 2011	Variation
Operating revenues	$300	$406	$(106)
Purchased power	186	348	(162)
Gas purchased for resale	1	5	(4)
Net revenues	113	53	60
Operations and maintenance	29	32	(3)
Depreciation and amortization	2	2	—
Taxes, other than income taxes	4	5	(1)
Operating income	$ 78	$ 14	$ 64

The competitive energy businesses’ operating revenues decreased $106 million in the three months ended June 30, 2012 compared with the 2011 period, due primarily to lower electric retail and wholesale revenues. Electric wholesale revenues decreased $37 million in the three months ended June 30, 2012 as compared with the 2011 period, due to lower sales volumes ($30 million) and unit prices ($7 million). Electric retail revenues decreased $70 million, due to lower sales volume ($42 million) and unit prices ($28 million). Net mark-to-market values increased $65 million in the three months ended June 30, 2012 as compared with the 2011 period, of which $62 million in gains are reflected in purchased power costs and $3 million in gains are reflected in revenues. Other revenues decreased $2 million in the three months ended June 30, 2012 as compared with the 2011 period due primarily to lower energy services revenue.

Purchased power costs decreased $162 million in the three months ended June 30, 2012 compared with the 2011 period, due primarily to lower volumes ($61 million), lower unit prices ($39 million) and changes in mark-to-market values ($62 million). Operating income increased $64 million in the three months ended June 30, 2012 compared with the 2011 period due primarily to net mark-to-market effects ($65 million).

Other

For Con Edison, “Other” includes inter-company eliminations relating to operating revenues and operating expenses.

Six Months Ended June 30, 2012 Compared with Six Months Ended June 30, 2011

The Companies’ results of operations (which were discussed above under “Results of Operations – Summary”) in 2012 compared with 2011 were:

	CECONY		O&R		Competitive Energy Businesses and Other (a)		Con Edison (b)
(millions of dollars)	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent
Operating revenues	$(255)	(5.0)%	$(45)	(10.7)%	$(193)	(24.2)%	$(493)	(7.8)%
Purchased power	(154)	(13.9)	(43)	(35.0)	(179)	(27.2)	(376)	(19.9)
Fuel	(90)	(36.9)	—	—	(1)	Large	(91)	(37.3)
Gas purchased for resale	(136)	(38.3)	(16)	(30.2)	(8)	(80.0)	(160)	(38.3)
Operating revenues less purchased power, fuel and gas purchased for resale (net revenues)	125	3.7	14	5.8	(5)	(3.9)	134	3.5
Operations and maintenance	112	9.1	5	3.5	(7)	(11.5)	110	7.7
Depreciation and amortization	29	7.1	2	8.3	1	33.3	32	7.3
Taxes, other than income taxes	(24)	(2.8)	5	20.0	(1)	(9.1)	(20)	(2.2)
Operating income	8	0.9	2	3.8	2	3.7	12	1.2
Other income less deductions	(7)	Large	—	—	(6)	(66.7)	(13)	(86.7)
Net interest expense	5	1.9	(4)	(20.0)	(1)	(7.1)	—	—
Income before income tax expense	(4)	(0.6)	6	17.6	(3)	(6.1)	(1)	(0.1)
Income tax expense	(11)	(5.0)	(1)	(9.1)	—	—	(12)	(4.8)
Net income	7	1.6	7	30.4	(3)	(10.7)	11	2.3
Preferred stock dividend requirements	(3)	(50.0)	—	—	—	—	(3)	(50.0)
Net income for common stock	$ 10	2.3%	$ 7	30.4%	$ (3)	(10.7)%	$ 14	2.9%

(a)	Includes inter-company and parent company accounting.
(b)	Represents the consolidated financial results of Con Edison and its businesses.

CECONY

	Six Months Ended June 30, 2012				Six Months Ended June 30, 2011
(millions of dollars)	Electric	Gas	Steam	2012 Total	Electric	Gas	Steam	2011 Total	2012-2011 Variation
Operating revenues	$3,696	$828	$346	$4,870	$3,734	$959	$432	$5,125	$(255)
Purchased power	929	—	21	950	1,073	—	31	1,104	(154)
Fuel	80	—	74	154	116	—	128	244	(90)
Gas purchased for resale	—	219	—	219	—	355	—	355	(136)
Net revenues	2,687	609	251	3,547	2,545	604	273	3,422	125
Operations and maintenance	1,089	161	89	1,339	963	192	72	1,227	112
Depreciation and amortization	348	59	32	439	324	54	32	410	29
Taxes, other than income taxes	677	114	53	844	692	121	55	868	(24)
Operating income	$ 573	$275	$ 77	$ 925	$ 566	$237	$114	$ 917	$ 8

Electric

CECONY’s results of electric operations for the six months ended June 30, 2012 compared with the 2011 period is as follows:

	Six Months Ended
(millions of dollars)	June 30, 2012	June 30, 2011	Variation
Operating revenues	$3,696	$3,734	$ (38)
Purchased power	929	1,073	(144)
Fuel	80	116	(36)
Net revenues	2,687	2,545	142
Operations and maintenance	1,089	963	126
Depreciation and amortization	348	324	24
Taxes, other than income taxes	677	692	(15)
Electric operating income	$ 573	$ 566	$ 7

CECONY’s electric sales and deliveries, excluding off-system sales, for the six months ended June 30, 2012 compared with the 2011 period were:

	Millions of kWhs Delivered				Revenues in Millions
	Six Months Ended				Six Months Ended
Description	June 30, 2012	June 30, 2011	Variation	Percent Variation	June 30, 2012	June 30, 2011	Variation	Percent Variation
Residential/Religious (a)	4,658	5,126	(468)	(9.1)%	$1,188	$1,300	$(112)	(8.6)%
Commercial/Industrial	4,653	5,474	(821)	(15.0)	910	1,118	(208)	(18.6)
Retail access customers	11,894	11,188	706	6.3	1,223	1,027	196	19.1
NYPA, Municipal Agency and other sales	5,276	5,304	(28)	(0.5)	276	257	19	7.4
Other operating revenues	—	—		—	99	32	67	Large
Total	26,481	27,092	(611)	(2.3)%	$3,696	$3,734	$ (38)	(1.0)%

(a)	“Residential/Religious” generally includes single-family dwellings, individual apartments in multi-family dwellings, religious organizations and certain other not-for-profit organizations.

CECONY’s electric operating revenues decreased $38 million in the six months ended June 30, 2012 compared with the 2011 period due primarily to lower purchased power ($144 million) and fuel costs ($36 million) offset in part by higher revenues from the electric rate plan ($158 million). CECONY’s revenues from electric sales are subject to a revenue decoupling mechanism, as a result of which delivery revenues generally are not affected by changes in delivery volumes from levels assumed when rates were approved. Other electric operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the revenue decoupling mechanism and other provisions of the company’s rate plan.

Electric delivery volumes in CECONY’s service area decreased 2.3 percent in the six months ended June 30, 2012 compared with the 2011 period. After adjusting for variations, principally weather and billing days, electric delivery volumes in CECONY’s service area decreased 0.4 percent in the six months ended June 30, 2012 compared with the 2011 period reflecting lower average use per customer.

CECONY’s electric purchased power costs decreased $144 million in the six months ended June 30, 2012 compared with the 2011 period due to a decrease in purchased volumes ($136 million) and unit costs ($8 million). Electric fuel costs decreased $36 million in the six months ended June 30, 2012 compared with the 2011 period due to lower unit costs ($35 million) and sendout volumes from the company’s electric generating facilities ($1 million).

CECONY’s electric operating income increased $7 million in the six months ended June 30, 2012 compared with the 2011 period. The increase reflects primarily higher net revenues ($142 million, due primarily to the electric rate plan) and lower taxes, other than income taxes ($15 million, principally property taxes). The higher net revenues were offset by higher operations and maintenance costs ($126 million, due primarily to higher pension expense ($78 million), an increase in the collection of surcharges from customers ($12 million) and higher support and maintenance of company underground facilities to accommodate municipal projects ($9 million)) and higher depreciation and amortization ($24 million). See “Regulatory Assets and Liabilities” in Note B to the Second Quarter Financial Statements.

Gas

CECONY’s results of gas operations for the six months ended June 30, 2012 compared with the 2011 period is as follows:

	Six Months Ended
(millions of dollars)	June 30, 2012	June 30, 2011	Variation
Operating revenues	$828	$959	$(131)
Gas purchased for resale	219	355	(136)
Net revenues	609	604	5
Operations and maintenance	161	192	(31)
Depreciation and amortization	59	54	5
Taxes, other than income taxes	114	121	(7)
Gas operating income	$275	$237	$ 38

CECONY’s gas sales and deliveries, excluding off-system sales, for the six months ended June 30, 2012 compared with the 2011 period were:

	Thousands of dths Delivered				Revenues in Millions
	Six Months Ended				Six Months Ended
Description	June 30, 2012	June 30, 2011	Variation	Percent Variation	June 30, 2012	June 30, 2011	Variation	Percent Variation
Residential	21,619	26,156	(4,537)	(17.3)%	$375	$471	$ (96)	(20.4)%
General	14,579	18,686	(4,107)	(22.0)	173	224	(51)	(22.8)
Firm transportation	31,886	35,108	(3,222)	(9.2)	236	218	18	8.3
Total firm sales and transportation	68,084	79,950	(11,866)	(14.8)	784	913	(129)	(14.1)
Interruptible sales (a)	3,311	6,259	(2,948)	(47.1)	24	55	(31)	(56.4)
NYPA	20,569	11,135	9,434	84.7	1	1	—	—
Generation plants	33,516	34,206	(690)	(2.0)	14	16	(2)	(12.5)
Other	12,353	12,819	(466)	(3.6)	21	34	(13)	(38.2)
Other operating revenues	—	—	—	—	(16)	(60)	44	73.3
Total	137,833	144,369	(6,536)	(4.5)%	$828	$959	$(131)	(13.7)%

(a)	Includes 181 mdths and 2,075 mdths for the six months ended June 30, 2012 and 2011, respectively, which are also reflected in firm transportation and other.

CECONY’s gas operating revenues decreased $131 million in the six months ended June 30, 2012 compared with the 2011 period due primarily to a decrease in gas purchased for resale costs ($136 million). CECONY’s revenues from gas sales are subject to a weather normalization clause and a revenue decoupling mechanism as a result of which delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved. Other gas operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s rate plan.

CECONY’s sales and transportation volumes for firm customers decreased 14.8 percent in the six months ended June 30, 2012 compared with the 2011 period. After adjusting for variations, principally weather and billing days, firm gas sales and transportation volumes in the company’s service area increased 0.9 percent in the six months ended June 30, 2012.

CECONY’s purchased gas cost decreased $136 million in the six months ended June 30, 2012 compared with the 2011 period due to lower unit costs ($89 million) and sendout volumes ($47 million).

CECONY’s gas operating income increased $38 million in the six months ended June 30, 2012 compared with the 2011 period. The increase reflects primarily lower operations and maintenance costs ($31 million, due primarily to a decrease in the collection of surcharges from customers ($20 million)), lower taxes, other than income taxes ($7 million, principally property taxes and local revenue taxes) and higher net revenues ($5 million), offset by higher depreciation ($5 million).

Steam

CECONY’s results of steam operations for the six months ended June 30, 2012 compared with the 2011 period is as follows:

	Six Months Ended
(millions of dollars)	June 30, 2012	June 30, 2011	Variation
Operating revenues	$346	$432	$(86)
Purchased power	21	31	(10)
Fuel	74	128	(54)
Net revenues	251	273	(22)
Operations and maintenance	89	72	17
Depreciation and amortization	32	32	—
Taxes, other than income taxes	53	55	(2)
Steam operating income	$ 77	$114	$(37)

CECONY’s steam sales and deliveries for the six months ended June 30, 2012 compared with the 2011 period were:

	Millions of Pounds Delivered				Revenues in Millions
	Six Months Ended				Six Months Ended
Description	June 30, 2012	June 30, 2011	Variation	Percent Variation	June 30, 2012	June 30, 2011	Variation	Percent Variation
General	293	408	(115)	(28.2)%	$ 16	$ 20	$ (4)	(20.0)%
Apartment house	3,042	3,716	(674)	(18.1)	95	114	(19)	(16.7)
Annual power	7,513	9,600	(2,087)	(21.7)	256	315	(59)	(18.7)
Other operating revenues	—	—	—	—	(21)	(17)	(4)	(23.5)
Total	10,848	13,724	(2,876)	(21.0)%	$346	$432	$(86)	(19.9)%

CECONY’s steam operating revenues decreased $86 million in the six months ended June 30, 2012 compared with the 2011 period due primarily to lower fuel costs ($54 million), the impact of milder weather ($47 million) and lower purchased power costs ($10 million), offset by the net change in rates under the steam rate plan ($27 million). Other steam operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s rate plan.

Steam sales and delivery volumes decreased 21.0 percent in the six months ended June 30, 2012 compared with the 2011 period reflecting milder winter weather. After adjusting for variations, principally weather and billing days, steam sales and deliveries decreased 1.6 percent in the six months ended June 30, 2012, reflecting lower average normalized use per customer.

CECONY’s steam fuel costs decreased $54 million in the six months ended June 30, 2012 compared with the 2011 period due to lower unit costs ($37 million) and sendout volumes ($17 million). Steam purchased power costs decreased $10 million in the six months ended June 30, 2012 compared with the 2011 period due to a decrease in unit costs ($8 million) and purchased volumes ($2 million).

Steam operating income decreased $37 million in the six months ended June 30, 2012 compared with the 2011 period. The decrease reflects primarily lower net revenues ($22 million) and higher operations and maintenance costs ($17 million, due primarily to higher pension expense ($23 million)), offset by lower taxes, other than income taxes ($2 million, principally local revenue taxes).

Net Interest Expense

Net interest expense increased $5 million in the six months ended June 30, 2012 compared with the 2011 period due primarily to the issuance by CECONY in March 2012 of $400 million of 4.20 percent 30-year debentures.

Income Taxes

Income taxes decreased $11 million in the six months ended June 30, 2012 compared with the 2011 period due primarily to higher deductions for injuries and damages payments in the 2012 period.

O&R

	Six Months Ended June 30, 2012			Six Months Ended June 30, 2011
(millions of dollars)	Electric	Gas	2012 Total	Electric	Gas	2011 Total	2012-2011 Variation
Operating revenues	$257	$117	$374	$289	$130	$419	$(45)
Purchased power	80	—	80	123	—	123	(43)
Gas purchased for resale	—	37	37	—	53	53	(16)
Net revenues	177	80	257	166	77	243	14
Operations and maintenance	112	34	146	107	34	141	5
Depreciation and amortization	19	7	26	17	7	24	2
Taxes, other than income taxes	22	8	30	17	8	25	5
Operating income	$ 24	$ 31	$ 55	$ 25	$ 28	$ 53	$ 2

Electric

O&R’s results of electric operations for the six months ended June 30, 2012 compared with the 2011 period is as follows:

	Six Months Ended
(millions of dollars)	June 30, 2012	June 30, 2011	Variation
Operating revenues	$257	$289	$(32)
Purchased power	80	123	(43)
Net revenues	177	166	11
Operations and maintenance	112	107	5
Depreciation and amortization	19	17	2
Taxes, other than income taxes	22	17	5
Electric operating income	$ 24	$ 25	$ (1)

O&R’s electric sales and deliveries, excluding off-system sales, for the six months ended June 30, 2012 compared with the 2011 period were:

	Millions of kWhs Delivered				Revenues in Millions
	Six Months Ended				Six Months Ended
Description	June 30, 2012	June 30, 2011	Variation	Percent Variation	June 30, 2012	June 30, 2011	Variation	Percent Variation
Residential/Religious (a)	747	810	(63)	(7.8)%	$113	$140	$(27)	(19.3)%
Commercial/Industrial	489	597	(108)	(18.1)	56	79	(23)	(29.1)
Retail access customers	1,430	1,290	140	10.9	79	68	11	16.2
Public authorities	57	50	7	14.0	4	5	(1)	(20.0)
Other operating revenues	—	—	—	—	5	(3)	8	Large
Total	2,723	2,747	(24)	(0.9)%	$257	$289	$(32)	(11.1)%

(a)	“Residential/Religious” generally includes single-family dwellings, individual apartments in multi-family dwellings, religious organizations and certain other not-for-profit organizations.

O&R’s electric operating revenues decreased $32 million in the six months ended June 30, 2012 compared with the 2011 period due primarily to lower purchased power costs ($43 million), offset in part by higher revenues from the New York rate plan ($5 million). O&R’s New York electric delivery revenues are subject to a revenue decoupling mechanism, as a result of which delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved. O&R’s electric sales in New Jersey and Pennsylvania are not subject to a decoupling mechanism, and as a result, changes in such volumes do impact such revenues. Other electric operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s electric rate plan. See “Rate Agreements – O&R – Electric” in Note B to the Second Quarter Financial Statements.

Electric delivery volumes in O&R’s service area decreased 0.9 percent in the six months ended June 30, 2012 compared with the 2011 period. After adjusting for weather and other variations, electric delivery volumes in O&R’s service area increased 1.3 percent in the six months ended June 30, 2012 compared with the 2011 period.

Electric operating income decreased $1 million in the six months ended June 30, 2012 compared with the 2011 period. The decrease reflects primarily higher operations and maintenance costs ($5 million, due to higher pension and health care expense), taxes other than income taxes ($5 million, principally property taxes) and higher depreciation and amortization ($2 million), offset by higher net revenues ($11 million).

Gas

O&R’s results of gas operations for the six months ended June 30, 2012 compared with the 2011 period is as follows:

	Six Months Ended
(millions of dollars)	June 30, 2012	June 30, 2011	Variation
Operating revenues	$117	$130	$(13)
Gas purchased for resale	37	53	(16)
Net revenues	80	77	3
Operations and maintenance	34	34	—
Depreciation and amortization	7	7	—
Taxes, other than income taxes	8	8	—
Gas operating income	$ 31	$ 28	$ 3

O&R’s gas sales and deliveries, excluding off-system sales, for the six months ended June 30, 2012 compared with the 2011 period were:

	Thousands of dths Delivered				Revenues in Millions
	Six Months Ended				Six Months Ended
Description	June 30, 2012	June 30, 2011	Variation	Percent Variation	June 30, 2012	June 30, 2011	Variation	Percent Variation
Residential	3,681	4,742	(1,061)	(22.4)%	$ 51	$ 68	$(17)	(25.0)%
General	724	928	(204)	(22.0)	9	12	(3)	(25.0)
Firm transportation	5,949	6,952	(1,003)	(14.4)	45	45	—	—
Total firm sales and transportation	10,354	12,622	(2,268)	(18.0)	105	125	(20)	(16.0)
Interruptible sales	2,255	2,304	(49)	(2.1)	2	2	—	—
Generation plants	—	750	(750)	Large	—	—	—	—
Other	441	534	(93)	(17.4)	—	—	—	—
Other gas revenues	—	—	—	—	10	3	7	Large
Total	13,050	16,210	(3,160)	(19.5)%	$117	$130	$(13)	(10.0)%

O&R’s gas operating revenues decreased $13 million in the six months ended June 30, 2012 compared with the 2011 period due primarily to the decrease in gas purchased for resale in 2012 ($16 million). O&R’s New York revenues from gas sales are subject to a weather normalization clause and a revenue decoupling mechanism as a result of which delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved.

Sales and transportation volumes for firm customers decreased 18.0 percent in the six months ended June 30, 2012 compared with the 2011 period. After adjusting for weather and other variations, total firm sales and transportation volumes increased 1.4 percent in the six months ended June 30, 2012 compared with the 2011 period.

Gas operating income increased $3 million in the six months ended June 30, 2012 compared with the 2011 period. The increase reflects primarily higher net revenues ($3 million).

Competitive Energy Businesses

The competitive energy businesses’ results of operations for the six months ended June 30, 2012 compared with the 2011 period is as follows:

	Six Months Ended
(millions of dollars)	June 30, 2012	June 30, 2011	Variation
Operating revenues	$610	$814	$(204)
Purchased power	480	669	(189)
Gas purchased for resale	2	11	(9)
Net revenues	128	134	(6)
Operations and maintenance	56	63	(7)
Depreciation and amortization	4	3	1
Taxes, other than income taxes	9	10	(1)
Operating income	$ 59	$ 58	$ 1

The competitive energy businesses’ operating revenues decreased $204 million in the six months ended June 30, 2012 compared with the 2011 period, due primarily to lower electric retail and wholesale revenues. Electric wholesale revenues decreased $75 million in the six months ended June 30, 2012 as compared with the 2011 period, due to lower sales volumes ($54 million) and unit prices ($21 million). Electric retail revenues decreased $132 million, due to lower sales volume ($71 million) and unit prices ($61 million). Net mark-to-market values decreased $3 million in the six months ended June 30, 2012 as compared with the 2011 period, of which $15 million in losses are reflected in purchased power costs and $12 million in gains are reflected in revenues. Other revenues decreased $9 million in the six months ended June 30, 2012 as compared with the 2011 period due primarily to lower energy services revenue.

Purchased power costs decreased $189 million in the six months ended June 30, 2012 compared with the 2011 period, due primarily to lower volumes ($106 million), lower unit prices ($98 million) and changes in mark-to-market values ($15 million). Operating income increased $1 million in the six months ended June 30, 2012 compared with the 2011.

Other

For Con Edison, “Other” includes inter-company eliminations relating to operating revenues and operating expenses..

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

The Utilities are undertaking a project with the objective of improving business processes and information systems. The Utilities expect the project to reduce costs, improve support of operating activities, reduce financial reporting risks, and simplify compliance activities. The focus of the project is the new financial and supply chain enterprise resource planning information systems that the Utilities began to use in July 2012. The Utilities expect the project to enhance the processes used by employees to record financial transactions and analyze data; purchase materials and services and manage inventory; develop business plans and budgets and report financial and purchasing data. The project is reasonably likely to materially affect the Companies’ internal control over financial reporting.

Part II Other Information

Item 1: Legal Proceedings

For information about certain legal proceedings affecting the Companies, see Notes B, G and H to the financial statements in Part I, Item 1 of this report, which information is incorporated herein by reference.

Item 1A: Risk Factors

There were no material changes in the Companies’ risk factors compared to those disclosed in Item 1A of the Form 10-K.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased*	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Appropriate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2012 to April 30, 2012	161,859	$58.25	—	—
May 1, 2012 to May 31, 2012	54,439	59.65	—	—
June 1, 2012 to June 30, 2012	115,557	62.20	—	—
Total	331,855	$59.85	—	—

*	Represents Con Edison common shares purchased in open-market transactions. The number of shares purchased approximated the number of treasury shares used for the company’s employee stock plans.

Item 6: Exhibits

CON EDISON

Exhibit 10.1	Amendment, effective July 1, 2012, to the Consolidated Edison Retirement Plan.

Exhibit 12.1	Statement of computation of Con Edison’s ratio of earnings to fixed charges for the six-month periods ended June 30, 2012 and 2011, and the 12-month period ended December 31, 2011.

Exhibit 31.1.1	Rule 13a-14(a)/15d-14(a) Certifications – Chief Executive Officer.

Exhibit 31.1.2	Rule 13a-14(a)/15d-14(a) Certifications – Chief Financial Officer.

Exhibit 32.1.1	Section 1350 Certifications – Chief Executive Officer.

Exhibit 32.1.2	Section 1350 Certifications – Chief Financial Officer.

Exhibit 101.INS	XBRL Instance Document.

Exhibit 101.SCH	XBRL Taxonomy Extension Schema.

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase.

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase.

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

CECONY

Exhibit 12.2	Statement of computation of CECONY’s ratio of earnings to fixed charges for the six-month periods ended June 30, 2012 and 2011, and the 12-month period ended December 31, 2011.

Exhibit 31.2.1	Rule 13a-14(a)/15d-14(a) Certifications – Chief Executive Officer.

Exhibit 31.2.2	Rule 13a-14(a)/15d-14(a) Certifications – Chief Financial Officer.

Exhibit 32.2.1	Section 1350 Certifications – Chief Executive Officer.

Exhibit 32.2.2	Section 1350 Certifications – Chief Financial Officer.

Exhibit 101.INS	XBRL Instance Document.

Exhibit 101.SCH	XBRL Taxonomy Extension Schema.

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase.

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase.

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONSOLIDATED EDISON, INC.
CONSOLIDATED EDISON COMPANY OF NEW YORK, INC.

DATE: August 2, 2012	By	/s/ Robert Hoglund
Robert Hoglund Senior Vice President, Chief Financial Officer and Duly Authorized Officer

