Form 10-Q
period 2012-09-30
CONSOLIDATED EDISON CO OF NEW YORK INC; CONSOLIDATED EDISON INC
filed 2012-11-06
CIK 23632, 1047862

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

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

As of October 31, 2012, Con Edison had outstanding 292,872,896 Common Shares ($.10 par value). All of the outstanding common equity of CECONY is held by Con Edison.

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

Glossary of Terms

The following is a glossary of frequently used abbreviations or acronyms that are used in the Companies’ SEC reports:

Con Edison Companies
Con Edison	Consolidated Edison, Inc.
CECONY	Consolidated Edison Company of New York, Inc.
Con Edison Development	Consolidated Edison Development, Inc.
Con Edison Energy	Consolidated Edison Energy, Inc.
Con Edison Solutions	Consolidated Edison Solutions, Inc.
O&R	Orange and Rockland Utilities, Inc.
Pike	Pike County Light & Power Company
RECO	Rockland Electric Company
The Companies	Con Edison and CECONY
The Utilities	CECONY and O&R
Regulatory Agencies, Government Agencies, and Quasi-governmental Not-for-Profits
EPA	U. S. Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
IRS	Internal Revenue Service
ISO-NE	ISO New England Inc.
NJBPU	New Jersey Board of Public Utilities
NJDEP	New Jersey Department of Environmental Protection
NYISO	New York Independent System Operator
NYPA	New York Power Authority
NYSAG	New York State Attorney General
NYSDEC	New York State Department of Environmental Conservation
NYSERDA	New York State Energy Research and Development Authority
NYSPSC	New York State Public Service Commission
NYSRC	New York State Reliability Council, LLC
PAPUC	Pennsylvania Public Utility Commission
PJM	PJM Interconnection LLC
SEC	U.S. Securities and Exchange Commission
Accounting
ABO	Accumulated Benefit Obligation
ASU	Accounting Standards Update
FASB	Financial Accounting Standards Board
LILO	Lease In/Lease Out
OCI	Other Comprehensive Income
SFAS	Statement of Financial Accounting Standards
VIE	Variable interest entity
Environmental
CO2	Carbon dioxide
GHG	Greenhouse gases
MGP Sites	Manufactured gas plant sites
PCBs	Polychlorinated biphenyls
PRP	Potentially responsible party
SO2	Sulfur dioxide
Superfund	Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 and similar state statutes

Units of Measure
AC	Alternating current
dths	Dekatherms
kV	Kilovolt
kWh	Kilowatt-hour
mdths	Thousand dekatherms
MMlbs	Million pounds
MVA	Megavolt ampere
MW	Megawatt or thousand kilowatts
MWH	Megawatt hour
Other
AFDC	Allowance for funds used during construction
COSO	Committee of Sponsoring Organizations of the Treadway Commission
EMF	Electric and magnetic fields
ERRP	East River Repowering Project
Fitch	Fitch Ratings
First Quarter Form 10-Q	The Companies’ combined Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012
Form 10-K	The Companies’ combined Annual Report on Form 10-K for the year ended December 31, 2011
LTIP	Long Term Incentive Plan
Moody’s	Moody’s Investors Service
S&P	Standard & Poor’s Financial Services LLC
Second Quarter Form 10-Q	The Companies’ combined Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012
Third Quarter Form 10-Q	The Companies’ combined Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012
VaR	Value-at-Risk

3

FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements intended to qualify for the safe-harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements of future expectation and not facts. Words such as “expects,” “estimates,” “anticipates,” “intends,” “believes,” “plans,” “will” and similar expressions identify forward-looking statements. Forward-looking statements are based on information available at the time the statements are made, and accordingly speak only as of that time. Actual results or developments might differ materially from those included in the forward-looking statements because of various risks, including:

•	the failure to operate energy facilities safely and reliably could adversely affect the Companies;

•	the failure to properly complete construction projects could adversely affect the Companies;

•	the failure of processes and systems and the performance of employees and contractors could adversely affect the Companies;

•	the Companies are extensively regulated and are subject to penalties;

•	the Utilities’ rate plans may not provide a reasonable return;

•	the Companies may be adversely affected by changes to the Utilities’ rate plans;

•	the Companies are exposed to risks from the environmental consequences of their operations;

•	a disruption in the wholesale energy markets or failure by an energy supplier could adversely affect the Companies;

•	the Companies have substantial unfunded pension and other postretirement benefit liabilities;

•	Con Edison’s ability to pay dividends or interest depends on dividends from its subsidiaries;

•	the Companies require access to capital markets to satisfy funding requirements;

•	the Internal Revenue Service has disallowed substantial tax deductions taken by the company;

•	a cyber attack could adversely affect the Companies; and

•	the Companies also face other risks that are beyond their control.

Consolidated Edison, Inc.

CONSOLIDATED INCOME STATEMENT (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
	(Millions of Dollars/Except Share Data)
OPERATING REVENUES
Electric	$2,810	$2,861	$6,762	$6,883
Gas	216	220	1,161	1,309
Steam	68	76	414	508
Non-utility	344	472	950	1,272
TOTAL OPERATING REVENUES	3,438	3,629	9,287	9,972
OPERATING EXPENSES
Purchased power	930	1,239	2,440	3,124
Fuel	59	73	213	317
Gas purchased for resale	56	73	314	491
Operations and maintenance	826	783	2,365	2,213
Depreciation and amortization	240	222	709	659
Taxes, other than income taxes	476	483	1,360	1,387
TOTAL OPERATING EXPENSES	2,587	2,873	7,401	8,191
OPERATING INCOME	851	756	1,886	1,781
OTHER INCOME (DEDUCTIONS)
Investment and other income	4	—	14	19
Allowance for equity funds used during construction	1	2	3	8
Other deductions	(3)	(3)	(13)	(14)
TOTAL OTHER INCOME (DEDUCTIONS)	2	(1)	4	13
INCOME BEFORE INTEREST AND INCOME TAX EXPENSE	853	755	1,890	1,794
INTEREST EXPENSE
Interest on long-term debt	146	145	440	437
Other interest	6	—	17	15
Allowance for borrowed funds used during construction	—	(1)	(2)	(4)
NET INTEREST EXPENSE	152	144	455	448
INCOME BEFORE INCOME TAX EXPENSE	701	611	1,435	1,346
INCOME TAX EXPENSE	261	225	501	477
NET INCOME	440	386	934	869
Preferred stock dividend requirements of subsidiary	—	(3)	(3)	(9)
NET INCOME FOR COMMON STOCK	$440	$383	$931	$860
Net income for common stock per common share—basic	$1.50	$1.31	$3.18	$2.94
Net income for common stock per common share—diluted	$1.49	$1.30	$3.16	$2.92
DIVIDENDS DECLARED PER SHARE OF COMMON STOCK	$0.605	$0.600	$1.815	$1.800
AVERAGE NUMBER OF SHARES OUTSTANDING—BASIC (IN MILLIONS)	292.9	292.9	292.9	292.5
AVERAGE NUMBER OF SHARES OUTSTANDING—DILUTED (IN MILLIONS)	294.6	294.6	294.6	294.2

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
	(Millions of Dollars)
NET INCOME	$440	$386	$934	$869
OTHER COMPREHENSIVE INCOME, NET OF TAXES
Pension plan liability adjustments, net of $1 and $5 taxes in 2012 and $1 and $4 in taxes 2011, respectively	2	2	8	7
TOTAL OTHER COMPREHENSIVE INCOME, NET OF TAXES	2	2	8	7
COMPREHENSIVE INCOME	$442	$388	$942	$876
Preferred stock dividend requirements of subsidiary	—	(3)	(3)	(9)
COMPREHENSIVE INCOME FOR COMMON STOCK	$442	$385	$939	$867

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30,
	2012	2011
	(Millions of Dollars)
OPERATING ACTIVITIES
Net Income	$ 934	$ 869
PRINCIPAL NON-CASH CHARGES/(CREDITS) TO INCOME
Depreciation and amortization	709	659
Deferred income taxes	344	368
Rate case amortization and accruals	32	39
Common equity component of allowance for funds used during construction	(3)	(8)
Net derivative gains	(61)	(25)
Other non-cash items (net)	(53)	6
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable – customers, less allowance for uncollectibles	(196)	(4)
Materials and supplies, including fuel oil and gas in storage	1	(27)
Other receivables and other current assets	54	70
Prepayments	(288)	(128)
Accounts payable	18	(50)
Pensions and retiree benefits obligations	713	578
Pensions and retiree benefits contributions	(821)	(579)
Accrued taxes	(80)	76
Accrued interest	46	57
Superfund and environmental remediation costs (net)	7	—
Deferred charges, noncurrent assets and other regulatory assets	183	92
Deferred credits and other regulatory liabilities	83	158
Other liabilities	16	10
NET CASH FLOWS FROM OPERATING ACTIVITIES	1,638	2,161
INVESTING ACTIVITIES
Utility construction expenditures	(1,450)	(1,404)
Cost of removal less salvage	(118)	(123)
Non-utility construction expenditures	(68)	(57)
Acquisition of Alpaugh solar energy projects	(286)	—
Proceeds from grants related to renewable energy investments	27	4
Net investment in Pilesgrove solar project and other	28	(31)
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(1,867)	(1,611)
FINANCING ACTIVITIES
Net proceeds from short-term debt	340	—
Preferred stock redemption	(239)	—
Retirement of long-term debt	(304)	(3)
Issuance of long-term debt	400	—
Issuance of common shares for stock plans, net of repurchases	(16)	41
Debt issuance costs	(4)	—
Common stock dividends	(524)	(519)
Preferred stock dividends	(3)	(9)
NET CASH FLOWS USED IN FINANCING ACTIVITIES	(350)	(490)
CASH AND TEMPORARY CASH INVESTMENTS:
NET CHANGE FOR THE PERIOD	(579)	60
BALANCE AT BEGINNING OF PERIOD	648	338
BALANCE AT END OF PERIOD	$ 69	$ 398
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid/(refunded) during the period for:
Interest	$ 379	$ 371
Income taxes	$ 46	$ (132)

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.

CONSOLIDATED BALANCE SHEET (UNAUDITED)

	September 30, 2012	December 31, 2011
	(Millions of Dollars)
ASSETS
CURRENT ASSETS
Cash and temporary cash investments	$ 69	$ 648
Accounts receivable – customers, less allowance for uncollectible accounts of $85 and $87 in 2012 and 2011, respectively	1,319	1,123
Accrued unbilled revenue	451	474
Other receivables, less allowance for uncollectible accounts of $10 in 2012 and 2011	216	303
Fuel oil, gas in storage, materials and supplies, at average cost	355	356
Prepayments	433	145
Deferred tax assets – current	113	266
Regulatory assets	77	164
Other current assets	207	159
TOTAL CURRENT ASSETS	3,240	3,638
INVESTMENTS	462	455
UTILITY PLANT, AT ORIGINAL COST
Electric	22,019	21,114
Gas	5,009	4,734
Steam	2,034	1,983
General	2,253	1,944
TOTAL	31,315	29,775
Less: Accumulated depreciation	6,388	6,051
Net	24,927	23,724
Construction work in progress	898	1,241
NET UTILITY PLANT	25,825	24,965
NON-UTILITY PLANT
Non-utility property, less accumulated depreciation of $66 and $59 in 2012 and 2011, respectively	99	89
Construction work in progress	400	39
NET PLANT	26,324	25,093
OTHER NONCURRENT ASSETS
Goodwill	429	429
Intangible assets, less accumulated amortization of $3 in 2012 and 2011	3	3
Regulatory assets	8,897	9,337
Other deferred charges and noncurrent assets	278	259
TOTAL OTHER NONCURRENT ASSETS	9,607	10,028
TOTAL ASSETS	$39,633	$39,214

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.

CONSOLIDATED BALANCE SHEET (UNAUDITED)

	September 30, 2012	December 31, 2011
	(Millions of Dollars)
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Long-term debt due within one year	$ 930	$ 530
Notes payable	340	—
Accounts payable	968	955
Customer deposits	308	303
Accrued taxes	108	188
Accrued interest	206	160
Accrued wages	88	91
Fair value of derivative liabilities	56	169
Regulatory liabilities	231	118
Other current liabilities	489	473
TOTAL CURRENT LIABILITIES	3,724	2,987
NONCURRENT LIABILITIES
Obligations under capital leases	2	2
Provision for injuries and damages	145	181
Pensions and retiree benefits	4,039	4,835
Superfund and other environmental costs	537	489
Asset retirement obligations	149	145
Fair value of derivative liabilities	34	48
Other noncurrent liabilities	124	131
TOTAL NONCURRENT LIABILITIES	5,030	5,831
DEFERRED CREDITS AND REGULATORY LIABILITIES
Deferred income taxes and investment tax credits	8,026	7,563
Regulatory liabilities	1,102	977
Other deferred credits	70	64
TOTAL DEFERRED CREDITS AND REGULATORY LIABILITIES	9,198	8,604
LONG-TERM DEBT	9,839	10,143
SHAREHOLDERS’ EQUITY
Common shareholders’ equity (See Statement of Common Shareholders’ Equity)	11,842	11,436
Preferred stock of subsidiary	—	213
TOTAL SHAREHOLDERS’ EQUITY	11,842	11,649
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$39,633	$39,214

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.

CONSOLIDATED STATEMENT OF COMMON SHAREHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Capital Stock Expense	Accumulated Other Comprehensive Income/(Loss)	Total

(Millions of Dollars/Except Share Data)	Shares	Amount			Shares	Amount
BALANCE AS OF DECEMBER 31, 2010	291,616,334	$31	$4,915	$7,220	23,210,700	$(1,001)	$(64)	$(40)	$11,061
Net income for common stock				311					311
Common stock dividends				(175)					(175)
Issuance of common shares – dividend reinvestment and employee stock plans	656,049	1	30						31
Other comprehensive income								3	3
BALANCE AS OF MARCH 31, 2011	292,272,383	$32	$4,945	$7,356	23,210,700	$(1,001)	$(64)	$(37)	$11,231
Net income for common stock				165					165
Common stock dividends				(175)					(175)
Issuance of common shares – dividend reinvestment and employee stock plans	603,513		32		(182,942)	5			37
Common stock repurchases					178,942	(9)			(9)
Other comprehensive income								2	2
BALANCE AS OF JUNE 30, 2011	292,875,896	$32	$4,977	$7,346	23,206,700	$(1,005)	$(64)	$(35)	$11,251
Net income for common stock				383					383
Common stock dividends				(176)					(176)
Issuance of common shares – dividend reinvestment and employee stock plans	8,000		6		(554,356)	19			25
Common stock repurchases					546,356	(31)			(31)
Other comprehensive income								2	2
BALANCE AS OF SEPTEMBER 30, 2011	292,883,896	$32	$4,983	$7,553	23,198,700	$(1,017)	$(64)	$(33)	$11,454
BALANCE AS OF DECEMBER 31, 2011	292,888,521	$32	$4,991	$7,568	23,194,075	$(1,033)	$(64)	$(58)	$11,436
Net income for common stock				277					277
Common stock dividends				(177)					(177)
Issuance of common shares for stock plans, net of repurchases	(7,225)				7,225	(2)			(2)
Preferred stock redemption							4		4
Other comprehensive income								7	7
BALANCE AS OF MARCH 31, 2012	292,881,296	$32	$4,991	$7,668	23,201,300	$(1,035)	$(60)	$(51)	$11,545
Net income for common stock				214					214
Common stock dividends				(178)					(178)
Issuance of common shares for stock plans, net of repurchases	1,700		—		(1,700)	—	(1)		(1)
Other comprehensive loss								(1)	(1)
BALANCE AS OF JUNE 30, 2012	292,882,996	$32	$4,991	$7,704	23,199,600	$(1,035)	$(61)	$(52)	$11,579
Net income for common stock				440					440
Common stock dividends				(177)					(177)
Issuance of common shares for stock plans, net of repurchases	(11,100)		—		11,100	(2)	—		(2)
Other comprehensive income								2	2
BALANCE AS OF September 30, 2012	292,871,896	$32	$4,991	$7,967	23,210,700	$(1,037)	$(61)	$(50)	$11,842

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

CONSOLIDATED INCOME STATEMENT (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
	(Millions of Dollars)
OPERATING REVENUES
Electric	$2,611	$2,644	$6,307	$6,378
Gas	189	197	1,017	1,156
Steam	68	76	414	508
TOTAL OPERATING REVENUES	2,868	2,917	7,738	8,042
OPERATING EXPENSES
Purchased power	604	736	1,554	1,840
Fuel	59	73	213	317
Gas purchased for resale	45	57	264	412
Other operations and maintenance	725	678	2,065	1,906
Depreciation and amortization	225	209	664	618
Taxes, other than income taxes	456	462	1,300	1,330
TOTAL OPERATING EXPENSES	2,114	2,215	6,060	6,423
OPERATING INCOME	754	702	1,678	1,619
OTHER INCOME (DEDUCTIONS)
Investment and other income	2	(6)	6	3
Allowance for equity funds used during construction	—	1	2	6
Other deductions	(2)	(3)	(10)	(12)
TOTAL OTHER INCOME (DEDUCTIONS)	—	(8)	(2)	(3)
INCOME BEFORE INTEREST AND INCOME TAX EXPENSE	754	694	1,676	1,616
INTEREST EXPENSE
Interest on long-term debt	130	130	395	393
Other interest	8	4	19	13
Allowance for borrowed funds used during construction	—	(1)	(1)	(3)
NET INTEREST EXPENSE	138	133	413	403
INCOME BEFORE INCOME TAX EXPENSE	616	561	1,263	1,213
INCOME TAX EXPENSE	227	205	436	425
NET INCOME	389	356	827	788
Preferred stock dividend requirements	—	(3)	(3)	(9)
NET INCOME FOR COMMON STOCK	$389	$353	$824	$779

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Month Ended September 30,		For the Nine Month Ended September 30,
	2012	2011	2012	2011
	(Millions of Dollars)
NET INCOME	$389	$356	$827	$788
OTHER COMPREHENSIVE LOSS, NET OF TAXES
Pension plan liability adjustments, net of $(1) taxes in 2012	—	—	(2)	—
TOTAL OTHER COMPREHENSIVE LOSS, NET OF TAXES	—	—	(2)	—
COMPREHENSIVE INCOME	$389	$356	$825	$788

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30,
	2012	2011
	(Millions of Dollars)
OPERATING ACTIVITIES
Net income	$ 827	$ 788
PRINCIPAL NON-CASH CHARGES/(CREDITS) TO INCOME
Depreciation and amortization	664	618
Deferred income taxes	220	309
Rate case amortization and accruals	32	38
Common equity component of allowance for funds used during construction	(2)	(6)
Other non-cash items (net)	84	60
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable – customers, less allowance for uncollectibles	(197)	3
Materials and supplies, including fuel oil and gas in storage	12	2
Other receivables and other current assets	(41)	243
Prepayments	(308)	(303)
Accounts payable	50	(45)
Pensions and retiree obligations	639	527
Pensions and retiree contributions	(761)	(532)
Accrued taxes	40	(7)
Accrued interest	46	46
Superfund and environmental remediation costs (net)	7	—
Deferred charges, deferred derivative losses, noncurrent assets and other regulatory assets	84	33
Deferred credits and other regulatory liabilities	88	167
Other liabilities	(21)	19
NET CASH FLOWS FROM OPERATING ACTIVITIES	1,463	1,960
INVESTING ACTIVITIES
Utility construction expenditures	(1,368)	(1,332)
Cost of removal less salvage	(115)	(118)
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(1,483)	(1,450)
FINANCING ACTIVITIES
Net proceeds from short-term debt	332	—
Preferred stock redemption	(239)	—
Retirement of long-term debt	(300)
Issuance of long-term debt	400	—
Debt issuance costs	(4)	—
Dividend to parent	(512)	(509)
Preferred stock dividends	(3)	(9)
NET CASH FLOWS USED IN FINANCING ACTIVITIES	(326)	(518)
CASH AND TEMPORARY CASH INVESTMENTS:
NET CHANGE FOR THE PERIOD	(346)	(8)
BALANCE AT BEGINNING OF PERIOD	372	78
BALANCE AT END OF PERIOD	$26	$70
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid/(refunded) during the period for:
Interest	$ 344	$ 336
Income taxes	$ 50	$ (103)

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc. CONSOLIDATED BALANCE SHEET (UNAUDITED)

	September 30, 2012	December 31, 2011
	(Millions of Dollars)
ASSETS
CURRENT ASSETS
Cash and temporary cash investments	$ 26	$ 372
Accounts receivable – customers, less allowance for uncollectible accounts of $79 in 2012 and 2011	1,174	977
Other receivables, less allowance for uncollectible accounts of $9 in 2012 and 2011	103	102
Accrued unbilled revenue	347	366
Accounts receivable from affiliated companies	82	54
Fuel oil, gas in storage, materials and supplies, at average cost	296	308
Prepayments	393	85
Regulatory assets	62	140
Deferred tax assets – current	62	157
Other current assets	114	100
TOTAL CURRENT ASSETS	2,659	2,661
INVESTMENTS	203	177
UTILITY PLANT AT ORIGINAL COST
Electric	20,728	19,886
Gas	4,448	4,200
Steam	2,034	1,983
General	2,081	1,785
TOTAL	29,291	27,854
Less: Accumulated depreciation	5,834	5,523
Net	23,457	22,331
Construction work in progress	850	1,165
NET UTILITY PLANT	24,307	23,496
NON-UTILITY PROPERTY
Non-utility property, less accumulated depreciation of $25 and $24 in 2012 and 2011, respectively	4	6
NET PLANT	24,311	23,502
OTHER NONCURRENT ASSETS
Regulatory assets	8,285	8,661
Other deferred charges and noncurrent assets	241	217
TOTAL OTHER NONCURRENT ASSETS	8,526	8,878
TOTAL ASSETS	$35,699	$35,218

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc. CONSOLIDATED BALANCE SHEET (UNAUDITED)

	September 30, 2012	December 31, 2011
	(Millions of Dollars)
LIABILITIES AND SHAREHOLDER’S EQUITY
CURRENT LIABILITIES
Long-term debt due within one year	$ 925	$ 525
Notes payable	332	—
Accounts payable	772	774
Accounts payable to affiliated companies	22	16
Customer deposits	295	290
Accrued taxes	33	32
Accrued taxes to affiliated companies	165	126
Accrued interest	179	133
Accrued wages	83	81
Fair value of derivative liabilities	30	98
Regulatory liabilities	199	79
Other current liabilities	400	396
TOTAL CURRENT LIABILITIES	3,435	2,550
NONCURRENT LIABILITIES
Obligations under capital leases	2	2
Provision for injuries and damages	138	173
Pensions and retiree benefits	3,627	4,337
Superfund and other environmental costs	423	373
Asset retirement obligations	148	145
Fair value of derivative liabilities	12	24
Other noncurrent liabilities	116	120
TOTAL NONCURRENT LIABILITIES	4,466	5,174
DEFERRED CREDITS AND REGULATORY LIABILITIES
Deferred income taxes and investment tax credits	7,301	6,921
Regulatory liabilities	978	861
Other deferred credits	67	61
TOTAL DEFERRED CREDITS AND REGULATORY LIABILITIES	8,346	7,843
LONG-TERM DEBT	8,920	9,220
SHAREHOLDER’S EQUITY
Common shareholder’s equity (See Statement of Common Shareholder’s Equity)	10,532	10,218
Preferred stock	—	213
TOTAL SHAREHOLDER’S EQUITY	10,532	10,431
TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$35,699	$35,218

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc. CONSOLIDATED STATEMENT OF COMMON SHAREHOLDER’S EQUITY (UNAUDITED)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Repurchased Con Edison Stock	Capital Stock Expense	Accumulated Other Comprehensive Income/(Loss)	Total
(Millions of Dollars/Except Share Data)	Shares	Amount
BALANCE AS OF DECEMBER 31, 2010	235,488,094	$589	$4,234	$6,132	$(962)	$(64)	$ (6)	$ 9,923
Net income				271				271
Common stock dividend to parent				(170)				(170)
Cumulative preferred dividends				(3)				(3)
Other comprehensive income							—	—
BALANCE AS OF MARCH 31, 2011	235,488,094	$589	$4,234	$6,230	$(962)	$(64)	$ (6)	$10,021
Net income				160				160
Common stock dividend to parent				(170)				(170)
Cumulative preferred dividends				(3)				(3)
Other comprehensive income							—	—
BALANCE AS OF JUNE 30, 2011	235,488,094	$589	$4,234	$6,217	$(962)	$(64)	$ (6)	$10,008
Net income				356				356
Common stock dividend to parent				(169)				(169)
Cumulative preferred dividends				(3)				(3)
Other comprehensive income							—	—
BALANCE AS OF SEPTEMBER 30, 2011	235,488,094	$589	$4,234	$6,401	$(962)	$(64)	$ (6)	$10,192
BALANCE AS OF DECEMBER 31, 2011	235,488,094	$589	$4,234	$6,429	$(962)	$(64)	$ (8)	$10,218
Net income				276				276
Common stock dividend to parent				(171)				(171)
Cumulative preferred dividends				(3)				(3)
Preferred stock redemption						4		4
Other comprehensive income							—	—
BALANCE AS OF MARCH 31, 2012	235,488,094	$589	$4,234	$6,531	$(962)	$(60)	$ (8)	$10,324
Net income				163				163
Common stock dividend to parent				(171)				(171)
Other comprehensive loss							(2)	(2)
BALANCE AS OF JUNE 30, 2012	235,488,094	$589	$4,234	$6,523	$(962)	$(60)	$(10)	$10,314
Net income				389				389
Common stock dividend to parent				(171)				(171)
Other comprehensive loss							—	—
BALANCE AS OF SEPTEMBER 30, 2012	235,488,094	$589	$4,234	$6,741	$(962)	$(60)	$(10)	$10,532

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

The separate interim consolidated financial statements of each of the Companies are unaudited but, in the opinion of their respective managements, reflect all adjustments (which include only normally recurring adjustments) necessary for a fair presentation of the results for the interim periods presented. The Companies’ separate interim consolidated financial statements should be read together with their separate audited financial statements (including the combined notes thereto) included in Item 8 of their combined Annual Report on Form 10-K for the year ended December 31, 2011 and their separate unaudited financial statements (including the combined notes thereto) included in Part I, Item 1 of their combined Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2012 and June 30, 2012. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

Note A — Summary of Significant Accounting Policies

Earnings Per Common Share

For the three and nine months ended September 30, 2012 and 2011, basic and diluted EPS for Con Edison are calculated as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Millions of Dollars, except per share amounts/Shares in Millions)	2012	2011	2012	2011
Net income for common stock	$ 440	$ 383	$ 931	$ 860
Weighted average common shares outstanding – basic	292.9	292.9	292.9	292.5
Add: Incremental shares attributable to effect of potentially dilutive securities	1.7	1.7	1.7	1.7
Adjusted weighted average common shares outstanding – diluted	294.6	294.6	294.6	294.2
Net income for common stock per common share – basic	$ 1.50	$ 1.31	$ 3.18	$ 2.94
Net income for common stock per common share – diluted	$ 1.49	$ 1.30	$ 3.16	$ 2.92

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

•	the earnings sharing allocation between the company and customers will be on a cumulative basis at the end of rate year three;

•	continuation of a revenue decoupling mechanism;

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

Other Regulatory Matters

In February 2009, the NYSPSC commenced a proceeding to examine the prudence of certain CECONY expenditures (see “Investigations of Vendor Payments” in Note H). Pursuant to NYSPSC orders, a portion of the company’s revenues (currently, $249 million, $32 million and $6 million on an annual basis for electric, gas and steam service, respectively) is being collected subject to potential refund to customers. At September 30, 2012, the company had collected an estimated $1,031 million from customers subject to potential refund in connection with this proceeding. In October 2010, a NYSPSC consultant reported its $21 million provisional assessment, which the company has disputed, of potential overcharges for construction work. These estimated potential overcharges related to transactions that involved certain employees who were arrested and a contractor that performed work for the company. The company expects that the NYSPSC’s consultant will be reporting an estimate of potential overcharges with respect to a substantial portion of the company’s construction expenditures from January 2000 to January 2009, including expenditures for transactions that did not involve the arrested employees and contractor. The NYSPSC consultant’s estimate is expected to be materially higher than its $21 million provisional assessment. The NYSPSC’s consultant is developing its estimate based on its review of a selection of the construction expenditures and its extrapolation of the results of its review (which the company is disputing). The NYSPSC’s consultant is expected to continue to review the company’s expenditures. At September 30, 2012, the company had a $15 million regulatory liability relating to this matter. The company is unable to estimate the amount, if any, by which any refund required by the NYSPSC may exceed this regulatory liability.

In February 2011, the NYSPSC initiated a proceeding to examine the existing mechanisms pursuant to which utilities recover site investigation and remediation costs and possible alternatives. See Note G.

Regulatory Assets and Liabilities

Regulatory assets and liabilities at September 30, 2012 and December 31, 2011 were comprised of the following items:

	Con Edison		CECONY
(Millions of Dollars)	2012	2011	2012	2011
Regulatory assets
Unrecognized pension and other postretirement costs	$5,211	$5,852	$4,972	$5,554
Future income tax	1,888	1,798	1,810	1,724
Environmental remediation costs	722	681	607	564
Pension and other post retirement benefits deferrals	205	198	174	157
Revenue taxes	177	163	171	158
Surcharge for New York State assessment	135	90	125	82
Deferred storm costs	120	128	78	80
Net electric deferrals	107	121	107	121
Deferred derivative losses – long-term	47	60	25	44
O&R transition bond charges	40	44	—	—
Preferred stock redemption	29	—	29	—
Workers’ compensation	19	23	19	23
Property tax reconciliation	15	13	—	—
Recoverable energy costs – long-term	1	14	1	14
Other	181	152	167	140
Regulatory assets – long-term	8,897	9,337	8,285	8,661
Deferred derivative losses – current	75	164	62	140
Recoverable energy costs – current	2	—	—	—
Regulatory assets – current	77	164	62	140
Total Regulatory Assets	$8,974	$9,501	$8,347	$8,801
Regulatory liabilities
Allowance for cost of removal less salvage	$ 488	$ 448	$ 407	$ 372
Property tax reconciliation	137	35	137	35
Net unbilled revenue deferrals	121	104	121	104
World Trade Center settlement proceeds	62	62	62	62
Long-term interest rate reconciliation	54	30	54	30
Carrying charges on transmission and distribution net plant	36	38	16	14
Expenditure prudence proceeding	15	11	15	11
Gas line losses	14	21	14	21
Energy efficiency programs	5	22	5	20
Other	170	206	147	192
Regulatory liabilities – long-term	1,102	977	978	861
Revenue decoupling mechanism	107	66	103	66
Electric surcharge offset	60	—	60	—
Refundable energy costs – current	58	51	30	12
Deferred derivative gains – current	6	1	6	1
Regulatory liabilities – current	231	118	199	79
Total Regulatory Liabilities	$1,333	$1,095	$1,177	$ 940

Note C — Capitalization

In March 2012, CECONY issued $400 million of 4.20 percent 30-year debentures, $239 million of the net proceeds from the sale of which were used to redeem on May 1, 2012 all outstanding shares of its $5 Cumulative Preferred Stock and Cumulative Preferred Stock ($100 par value). In November 2012, CECONY purchased $225 million of its tax-exempt debt that was subject to mandatory tender.

The carrying amounts and fair values of long-term debt are:

(Millions of Dollars)	September 30, 2012		December 31, 2011
Long-Term Debt (including current portion)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Con Edison	$10,769	$13,197	$10,673	$12,744
CECONY	$ 9,845	$12,001	$ 9,745	$11,593

Fair values of long-term debt have been estimated primarily using available market information. For Con Edison, $12,561 million and $636 million of the fair value of long-term debt at September 30, 2012 are classified as Level 2 and Level 3, respectively. For CECONY, $11,365 million and $636 million of the fair value of long-term debt at September 30, 2012 are classified as Level 2 and Level 3, respectively (see Note K). The $636 million of long-term debt classified as Level 3 is CECONY’s tax-exempt, auction-rate securities for which the market is highly illiquid and there is a lack of observable inputs.

Note D — Short-Term Borrowing

At September 30, 2012, Con Edison had $340 million of commercial paper outstanding, $332 million of which was outstanding under CECONY’s program. The weighted average interest rate was 0.3 percent for each of Con Edison and CECONY. The Companies have not borrowed under their October 2011 credit agreement. Con Edison had $207 million of letters of credit outstanding under the credit agreement (including $192 million for CECONY).

Note E — Pension Benefits

Net Periodic Benefit Cost

The components of the Companies’ net periodic benefit costs for the three and nine months ended September 30, 2012 and 2011 were as follows:

	For the Three Months Ended September 30,
	Con Edison		CECONY
(Millions of Dollars)	2012	2011	2012	2011
Service cost – including administrative expenses	$ 59	$ 48	$ 55	$ 45
Interest cost on projected benefit obligation	137	140	128	131
Expected return on plan assets	(176)	(184)	(168)	(174)
Amortization of net actuarial loss	177	133	168	126
Amortization of prior service costs	2	2	2	—
NET PERIODIC BENEFIT COST	$ 199	$ 139	$ 185	$ 128
Cost capitalized	(64)	(45)	(60)	(42)
Reconciliation to rate level	—	(11)	(1)	(11)
Cost charged to operating expenses	$ 135	$ 83	$ 124	$ 75

	For the Nine Months Ended September 30,
	Con Edison		CECONY
(Millions of Dollars)	2012	2011	2012	2011
Service cost – including administrative expenses	$ 177	$ 142	$ 165	$ 133
Interest cost on projected benefit obligation	410	420	385	393
Expected return on plan assets	(528)	(550)	(503)	(524)
Amortization of net actuarial loss	531	397	503	376
Amortization of prior service costs	6	6	4	4
NET PERIODIC BENEFIT COST	$ 596	$ 415	$ 554	$ 382
Amortization of regulatory asset	1	1	1	1
TOTAL PERIODIC BENEFIT COST	$ 597	$ 416	$ 555	$ 383
Cost capitalized	(200)	(141)	(186)	(131)
Reconciliation to rate level	(37)	(68)	(36)	(70)
Cost charged to operating expenses	$ 360	$ 207	$ 333	$ 182

Expected Contributions

The Companies made contributions to the pension plan during 2012 of $775 million (of which $721 million was contributed by CECONY). The Companies’ policy is to fund their pension plan’s accounting cost to the extent tax deductible. During the first nine months of 2012, CECONY also funded $12 million for the non-qualified supplemental plan.

Note F — Other Postretirement Benefits

Net Periodic Benefit Cost

The components of the Companies’ net periodic postretirement benefit costs for the three and nine months ended September 30, 2012 and 2011 were as follows:

	For the Three Months Ended September 30,
	Con Edison		CECONY
(Millions of Dollars)	2012	2011	2012	2011
Service cost	$ 6	$ 7	$ 5	$ 5
Interest cost on accumulated other postretirement benefit obligation	18	20	16	18
Expected return on plan assets	(21)	(22)	(19)	(21)
Amortization of net actuarial loss	24	22	22	20
Amortization of prior service cost	(5)	(3)	(4)	(3)
Amortization of transition obligation	—	1	—	1
NET PERIODIC POSTRETIREMENT BENEFIT COST	$ 22	$ 25	$ 20	$ 20
Cost capitalized	(8)	(9)	(7)	(7)
Reconciliation to rate level	3	3	3	3
Cost charged to operating expenses	$ 17	$ 19	$ 16	$ 16

	For the Nine Months Ended September 30,
	Con Edison		CECONY
(Millions of Dollars)	2012	2011	2012	2011
Service cost	$ 20	$ 19	$ 15	$ 15
Interest cost on accumulated other postretirement benefit obligation	55	62	48	54
Expected return on plan assets	(64)	(66)	(56)	(59)
Amortization of net actuarial loss	73	66	65	60
Amortization of prior service cost	(16)	(7)	(13)	(9)
Amortization of transition obligation	1	3	1	3
NET PERIODIC POSTRETIREMENT BENEFIT COST	$ 69	$ 77	$ 60	$ 64
Cost capitalized	(24)	(27)	(20)	(22)
Reconciliation to rate level	15	12	12	10
Cost charged to operating expenses	$ 60	$ 62	$ 52	$ 52

Expected Contributions

Con Edison expects to make a contribution of $83 million, including $71 million for CECONY, to the other postretirement benefit plans in 2012. During the first nine months of 2012, Con Edison contributed $34 million to the other postretirement benefit plans (of which $28 million was contributed by CECONY).

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

The accrued liabilities and regulatory assets related to Superfund Sites at September 30, 2012 and December 31, 2011 were as follows:

	Con Edison		CECONY
(Millions of Dollars)	2012	2011	2012	2011
Accrued Liabilities:
Manufactured gas plant sites	$466	$422	$352	$307
Other Superfund Sites	71	67	71	66
Total	$537	$489	$423	$373
Regulatory assets	$722	$681	$607	$564

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

Environmental remediation costs incurred and insurance recoveries received related to Superfund Sites for the three and nine months ended September 30, 2012 and 2011, were as follows:

	For the Three Months Ended September 30,
	Con Edison		CECONY
(Millions of Dollars)	2012	2011	2012	2011
Remediation costs incurred	$3	$9	$1	$9
Insurance recoveries received	—	—	—	—

	For the Nine Months Ended September 30,
	Con Edison		CECONY
(Millions of Dollars)	2012	2011	2012	2011
Remediation costs incurred	$18	$24	$15	$22
Insurance recoveries received	—	—	—	—

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

Asbestos Proceedings

Suits have been brought in New York State and federal courts against the Utilities and many other defendants, wherein a large number of plaintiffs sought large amounts of compensatory and punitive damages for deaths and injuries allegedly caused by exposure to asbestos at various premises of the Utilities. The suits that have been resolved, which are many, have been resolved without any payment by the Utilities, or for amounts that were not, in the aggregate, material to them. The amounts specified in all the remaining thousands of suits total billions of dollars; however, the Utilities believe that these amounts are greatly exaggerated, based on the disposition of previous claims. In 2010, CECONY estimated that its aggregate undiscounted potential liability for these suits and additional suits that may be brought over the next 15 years is $10 million. The estimate was based upon a combination of modeling, historical data analysis and risk factor assessment. Actual experience may be materially different. In addition, certain current and former employees have claimed or are claiming workers’ compensation benefits based on alleged disability from exposure to asbestos. Under its current rate agreements, CECONY is permitted to defer as regulatory assets (for subsequent recovery through rates) costs incurred for its asbestos lawsuits and workers’ compensation claims. The accrued liability for asbestos suits and workers’ compensation proceedings (including those related to asbestos exposure) and the amounts deferred as regulatory assets for the Companies at September 30, 2012 and December 31, 2011 were as follows:

	Con Edison		CECONY
(Millions of Dollars)	2012	2011	2012	2011
Accrued liability – asbestos suits	$10	$10	$10	$10
Regulatory assets – asbestos suits	$10	$10	$10	$10
Accrued liability – workers’ compensation	$94	$98	$89	$93
Regulatory assets – workers’ compensation	$19	$23	$19	$23

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

Lease In/Lease Out Transactions

In each of 1997 and 1999, Con Edison Development entered into a transaction in which it leased property and then immediately subleased it back to the lessor (termed “Lease In/Lease Out,” or LILO transactions). The transactions respectively involve electric generating and gas distribution facilities in the Netherlands, with a total investment of $259 million. The transactions were financed with $93 million of equity and $166 million of non-recourse, long-term debt secured by the underlying assets. In accordance with the accounting rules for leases, Con Edison is accounting for the two LILO transactions as leveraged leases. Accordingly, the company’s investment in these leases, net of non-recourse debt, is carried as a single amount in Con Edison’s consolidated balance sheet and income is recognized pursuant to a method that incorporates a level rate of return for those years when net investment in the lease is positive, based upon the after-tax cash flows projected at the inception of the leveraged leases. The company’s investment in these leveraged leases was $(73) million at September 30, 2012 and $(55) million at December 31, 2011 and is comprised of a $228 million gross investment less $301 million of deferred tax liabilities at September 30, 2012 and $234 million gross investment less $289 million of deferred tax liabilities at December 31, 2011.

On audit of Con Edison’s tax return for 1997, the IRS disallowed the tax losses in connection with the 1997 LILO transaction. In December 2005, Con Edison paid a $0.3 million income tax deficiency asserted by the IRS for the tax year 1997 with respect to the 1997 LILO transaction. In April 2006, the company paid interest of $0.2 million associated with the deficiency and commenced an action in the United States Court of Federal Claims, entitled Consolidated Edison Company of New York, Inc. v. United States, to obtain a refund of this tax payment and interest. A trial was completed in November 2007. In October 2009, the court issued a decision in favor of the company concluding that the 1997 LILO transaction was, in substance, a true lease that possessed economic substance, the loans relating to the lease constituted bona fide indebtedness, and the deductions for the 1997 LILO transactions claimed by the company in its 1997 federal income tax return are allowable. The IRS appealed the decision in December 2011. Oral argument on the appeal is scheduled to be held in November 2012.

In connection with its audit of Con Edison’s federal income tax returns for 1998 through 2007, the IRS disallowed $416 million of net tax deductions taken with respect to both of the LILO transactions for the tax years. Con Edison is pursuing administrative appeals of these audit level disallowances. In connection with its audit of Con Edison’s federal income tax returns for 2011, 2010, 2009 and 2008, the IRS has disallowed $35 million, $40 million, $41 million and $42 million, respectively, of net tax deductions taken with respect to both of the LILO transactions. When these audit level disallowances become appealable, Con Edison intends to file an appeal of the disallowances.

Con Edison believes that its LILO transactions have been correctly reported, and has not recorded any reserve with respect to the disallowance of tax losses, or related interest, in connection with its LILO transactions. Con Edison’s estimated tax savings, reflected in its financial statements, from the two LILO transactions through September 30, 2012, in the aggregate, was $248 million. If Con Edison were required to repay all or a portion of these amounts, it would also be required to pay interest of up to $122 million net of tax at September 30, 2012.

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

Guarantees

Con Edison and its subsidiaries enter into various agreements providing financial or performance assurance primarily to third parties on behalf of their subsidiaries. Maximum amounts guaranteed by Con Edison totaled $823 million and $760 million at September 30, 2012 and December 31, 2011, respectively.

A summary, by type and term, of Con Edison’s total guarantees at September 30, 2012 is as follows:

Guarantee Type	0 – 3 years	4 – 10 years	> 10 years	Total
	(Millions of Dollars)
Energy transactions	$696	$2	$66	$764
Intra-company guarantees	15	—	1	16
Other guarantees	38	5	—	43
TOTAL	$749	$7	$67	$823

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

•

$11 million for guarantees provided by Con Edison Development to Travelers Insurance Company for indemnity agreements for surety bonds in connection with the construction and operation of solar facilities performed by its subsidiaries; and

•

Con Edison, on behalf of Con Edison Solutions, as a retail electric provider, issued a guarantee to the Public Utility Commission of Texas with no specified limitation on the amount guaranteed, covering the payment of all obligations of a retail electric provider. Con Edison’s estimate of the maximum potential obligation is $5 million as of September 30, 2012.

Note I — Financial Information by Business Segment

The financial data for the business segments are as follows:

	For the Three Months Ended September 30,
	Operating revenues		Inter-segment revenues		Depreciation and amortization		Operating income
(Millions of Dollars)	2012	2011	2012	2011	2012	2011	2012	2011
CECONY
Electric	$2,611	$2,644	$ 4	$ 3	$179	$166	$812	$758
Gas	189	197	1	1	31	28	(21)	(23)
Steam	68	76	20	20	15	15	(37)	(33)
Consolidation adjustments	—	—	(25)	(24)	—	—	—	—
Total CECONY	$2,868	$2,917	$ —	$ —	$225	$209	$754	$702
O&R
Electric	$ 199	$ 217	$ —	$ —	$ 10	$ 9	$ 50	$ 44
Gas	27	24	—	—	3	3	(6)	(6)
Total O&R	$ 226	$ 241	$ —	$ —	$ 13	$ 12	$ 44	$ 38
Competitive energy businesses	$ 344	$ 472	$ 2	$ 3	$ 2	$ 1	$ 53	$ 16
Other*	—	(1)	(2)	(3)	—	—	—	—
Total Con Edison	$3,438	$3,629	$ —	$ —	$240	$222	$851	$756

*	Parent company expenses, primarily interest, and consolidation adjustments. Other does not represent a business segment.

	For the Nine Months Ended September 30,
	Operating revenues		Inter-segment revenues		Depreciation and amortization		Operating income
(Millions of Dollars)	2012	2011	2012	2011	2012	2011	2012	2011
CECONY
Electric	$6,307	$6,378	$ 11	$ 9	$527	$489	$1,383	$1,326
Gas	1,017	1,156	4	4	89	82	255	212
Steam	414	508	58	59	48	47	40	81
Consolidation adjustments	—	—	(73)	(72)	—	—	—	—
Total CECONY	$7,738	$8,042	$ —	$ —	$664	$618	$1,678	$1,619
O&R
Electric	$ 457	$ 507	$ —	$ —	$ 28	$ 26	$ 74	$ 69
Gas	144	153	—	—	11	10	26	22
Total O&R	$ 601	$ 660	$ —	$ —	$ 39	$ 36	$ 100	$ 91
Competitive energy businesses	$ 954	$1,286	$ 6	$ 9	$ 6	$ 5	$ 111	$ 75
Other*	(6)	(16)	(6)	(9)	—	—	(3)	(4)
Total Con Edison	$9,287	$9,972	$ —	$ —	$709	$659	$1,886	$1,781

*	Parent company expenses, primarily interest, and consolidation adjustments. Other does not represent a business segment.

In July 2012, Con Edison Development purchased a company that is developing 70 MW (AC) of solar energy projects in Alpaugh, California (Alpaugh). Electricity generated by the projects is to be purchased by Pacific Gas and Electric Company pursuant to long-term power purchase agreements (PPA). Alpaugh was purchased for $288 million, including contingent consideration of $2 million, of which $284 million has been allocated to construction work in progress and $4 million to deposits relating to the PPA and interconnection agreements. The total cost to acquire and construct these projects is estimated to be $350 million.

In October 2012, Con Edison Development purchased two companies that are developing 40 MW (AC) of solar energy projects in Tulare and Kings County, California. Electricity generated by the projects is to be purchased by Pacific Gas and Electric Company pursuant to long-term PPAs. The projects were purchased for approximately $51 million, of which $39 million has been allocated to construction work in progress and $12 million to deposits relating to the PPA and interconnection agreements. The total cost to acquire and construct these projects is estimated to be $200 million.

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

Energy Price Hedging

Con Edison’s subsidiaries hedge market price fluctuations associated with physical purchases and sales of electricity, natural gas, and steam by using derivative instruments, including futures, forwards, basis swaps, options, transmission congestion contracts and financial transmission rights contracts. The fair values of the Companies’ commodity derivatives at September 30, 2012 and December 31, 2011 were as follows:

	Con Edison		CECONY
(Millions of Dollars)	2012	2011	2012	2011
Fair value of net derivative assets/(liabilities) – gross	$(92)	$(249)	$(48)	$(144)
Impact of netting of cash collateral	59	110	33	46
Fair value of net derivative assets/(liabilities) – net	$(33)	$(139)	$(15)	$ (98)

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

At September 30, 2012, Con Edison and CECONY had $118 million and $13 million of credit exposure in connection with energy supply and hedging activities, net of collateral, respectively. Con Edison’s net credit exposure consisted of $44 million with investment-grade counterparties, $25 million with commodity exchange brokers, $47 million with independent system operators and $2 million with non-rated counterparties. CECONY’s net credit exposure consisted of $3 million with investment-grade counterparties and $10 million with commodity exchange brokers.

Economic Hedges

The Companies enter into certain derivative instruments that do not qualify or are not designated as hedges under the accounting rules for derivatives and hedging. However, management believes these instruments represent economic hedges that mitigate exposure to fluctuations in commodity prices.

The fair values of the Companies’ commodity derivatives at September 30, 2012 were:

(Millions of Dollars)	Fair Value of Commodity Derivatives (a) Balance Sheet Location	Con Edison	CECONY
Derivative Assets
Current	Other current assets	$ 91	$ 30
Long-term	Other deferred charges and non-current assets	19	10
Total derivative assets		$ 110	$ 40
Impact of netting		(59)	(13)
Net derivative assets		$ 51	$ 27

Derivative Liabilities
Current	Fair value of derivative liabilities	$ 149	$ 60
Long-term	Fair value of derivative liabilities	53	28
Total derivative liabilities		$ 202	$ 88
Impact of netting		(118)	(46)
Net derivative liabilities		$ 84	$ 42

(a)	Qualifying derivative contracts, which have been designated as normal purchases or normal sales contracts, are not reported at fair value under the accounting rules for derivatives and hedging and, therefore, are excluded from the table.

The fair values of the Companies’ commodity derivatives at December 31, 2011 were:

(Millions of Dollars)	Fair Value of Commodity Derivatives (a) Balance Sheet Location	Con Edison	CECONY
Derivative Assets
Current	Other current assets	$ 139	$ 16
Long-term	Other deferred charges and non-current assets	26	14
Total derivative assets		$ 165	$ 30
Impact of netting		(95)	(6)
Net derivative assets		$ 70	$ 24
Derivative Liabilities
Current	Fair value of derivative liabilities	$ 331	$127
Long-term	Fair value of derivative liabilities	83	48
Total derivative liabilities		$ 414	$175
Impact of netting		(205)	(53)
Net derivative liabilities		$ 209	$122

(a)	Qualifying derivative contracts, which have been designated as normal purchases or normal sales contracts, are not reported at fair value under the accounting rules for derivatives and hedging and, therefore, are excluded from the table.

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

The following tables present the changes in the fair values of commodity derivatives that have been deferred or recognized in earnings for the three and nine months ended September 30, 2012:

Realized and Unrealized Gains/(Losses) on Commodity Derivatives (a) Deferred or Recognized in Income for the Three Months Ended September 30, 2012
(Millions of Dollars)	Balance Sheet Location	Con Edison		CECONY
Pre-tax gains/(losses) deferred in accordance with accounting rules for regulated operations:
Current	Deferred derivative gains	$ 5		$ 5
Long-term	Deferred derivative gains	1		1
Total deferred gains/(losses)		$ 6		$ 6
Current	Deferred derivative losses	$ 51		$ 42
Current	Recoverable energy costs	(60)		(52)
Long-term	Deferred derivative losses	22		20
Total deferred gains/(losses)		$ 13		$ 10
Net deferred gains/(losses)		$ 19		$ 16
Income Statement Location
Pre-tax gain/(loss) recognized in income
	Purchased power expense	$ 9	(b)	$ —
	Gas purchased for resale	—		—
	Non-utility revenue	1	(b)	—
Total pre-tax gain/(loss) recognized in income		$ 10		$ —

(a)	Qualifying derivative contracts, which have been designated as normal purchases or normal sales contracts, are not reported at fair value under the accounting rules for derivatives and hedging and, therefore, are excluded from the table.
(b)	For the three months ended September 30, 2012, Con Edison recorded in purchased power expense an unrealized pre-tax gain/(loss) of $30 million.

Realized and Unrealized Gains/(Losses) on Commodity Derivatives (a) Deferred or Recognized in Income for the Nine Months Ended September 30, 2012
(Millions of Dollars)	Balance Sheet Location	Con Edison		CECONY
Pre-tax gains/(losses) deferred in accordance with accounting rules for regulated operations:
Current	Deferred derivative gains	$ 5		$ 5
Long-term	Deferred derivative gains	1		1
Total deferred gains/(losses)		$ 6		$ 6
Current	Deferred derivative losses	$ 89		$ 78
Current	Recoverable energy costs	(187)		(164)
Long-term	Deferred derivative losses	13		19
Total deferred gains/(losses)		$ (85)		$ (67)
Net deferred gains/(losses)		$ (79)		$ (61)
	Income Statement Location
Pre-tax gain/(loss) recognized in income
	Purchased power expense	$ (49	)(b)	$ —
	Gas purchased for resale	(2)		—
	Non-utility revenue	(11	)(b)	—
Total pre-tax gain/(loss) recognized in income		$ (62)		$ —

(a)	Qualifying derivative contracts, which have been designated as normal purchases or normal sales contracts, are not reported at fair value under the accounting rules for derivatives and hedging and, therefore, are excluded from the table.
(b)	For the nine months ended September 30, 2012, Con Edison recorded in non-utility revenues and purchased power expense an unrealized pre-tax gain/(loss) of $(13) million and $75 million, respectively.

The following tables present the changes in the fair values of commodity derivatives that have been deferred or recognized in earnings for the three and nine months ended September 30, 2011:

Realized and Unrealized Gains/(Losses) on Commodity Derivatives (a) Deferred or Recognized in Income for the Three Months Ended September 30, 2011
(Millions of Dollars)	Balance Sheet Location	Con Edison	CECONY
Pre-tax gains/(losses) deferred in accordance with accounting rules for regulated operations:
Current	Deferred derivative gains	$ (2)	$ (1)
Long-term	Regulatory liabilities	1	1
Total deferred gains/(losses)		$ (1)	$ —
Current	Deferred derivative losses	$ 12	$ 7
Current	Recoverable energy costs	(75)	(53)
Long-term	Regulatory assets	10	6
Total deferred gains/(losses)		$(53)	$(40)
Net deferred gains/(losses)		$(54)	$(40)
	Income Statement Location
Pre-tax gain/(loss) recognized in income
	Purchased power expense	$ 29 (b)	$ —
	Gas purchased for resale	6	—
	Non-utility revenue	5 (b)	—
Total pre-tax gain/(loss) recognized in income		$ 40	$ —

(a)	Qualifying derivative contracts, which have been designated as normal purchases or normal sales contracts, are not reported at fair value under the accounting rules for derivatives and hedging and, therefore, are excluded from the table.
(b)	For the three months ended September 30, 2011, Con Edison recorded in non-utility revenues and purchased power expense an unrealized pre-tax gain/(loss) of $(10) million and $(1) million, respectively.

Realized and Unrealized Gains/(Losses) on Commodity Derivatives (a) Deferred or Recognized in Income for the Nine Months Ended September 30, 2011
(Millions of Dollars)	Balance Sheet Location	Con Edison	CECONY
Pre-tax gains/(losses) deferred in accordance with accounting rules for regulated operations:
Current	Deferred derivative gains	$ —	$ —
Long-term	Regulatory liabilities	3	3
Total deferred gains/(losses)		$ 3	$ 3
Current	Deferred derivative losses	$ 80	$ 60
Current	Recoverable energy costs	(177)	(134)
Long-term	Regulatory assets	38	27
Total deferred gains/(losses)		$ (59)	$ (47)
Net deferred gains/(losses)		$ (56)	$ (44)
	Income Statement Location
Pre-tax gain/(loss) recognized in income
	Purchased power expense	$ 81 (b)	$ —
	Gas purchased for resale	17	—
	Non-utility revenue	22 (b)	—
Total pre-tax gain/(loss) recognized in income		$ 120	$ —

(a)	Qualifying derivative contracts, which have been designated as normal purchases or normal sales contracts, are not reported at fair value under the accounting rules for derivatives and hedging and, therefore, are excluded from the table.
(b)	For the nine months ended September 30, 2011, Con Edison recorded in non-utility revenues and purchased power expense an unrealized pre-tax gain/(loss) of $(35) million and $59 million, respectively.

As of September 30, 2012, Con Edison had 1,289 contracts, including 628 CECONY contracts, which were considered to be derivatives under the accounting rules for derivatives and hedging (excluding qualifying derivative contracts, which have been designated as normal purchases or normal sales contracts). The following table presents the number of contracts by commodity type:

	Electric Derivatives				Gas Derivatives
	Number of Energy Contracts (a)	MWHs (b)	Number of Capacity Contracts (a)	MW-Months (b)	Number of Contracts (a)	dths (b)	Total Number of Contracts (a)
Con Edison	576	12,807,613	78	10,019	635	86,541,700	1,289
CECONY	113	3,271,000	—	—	515	81,080,000	628

(a)	Qualifying derivative contracts, which have been designated as normal purchases or normal sales contracts, are not reported at fair value under the accounting rules for derivatives and hedging and, therefore, are excluded from the table.
(b)	Volumes are reported net of long and short positions.

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

The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position and collateral posted at September 30, 2012, and the additional collateral that would have been required to be posted had the lowest applicable credit rating been reduced one level and to below investment grade were:

(Millions of Dollars)	Con Edison (a)		CECONY (a)
Aggregate fair value – net liabilities	$62		$41
Collateral posted	$14		$ 9
Additional collateral (b) (downgrade one level from current ratings (c))	$ —		$ —
Additional collateral (b) (downgrade to below investment grade from current ratings (c))	$85	(d)	$45	(d)

(a)	Non-derivative transactions for the purchase and sale of electricity and gas and qualifying derivative instruments, which have been designated as normal purchases or normal sales, are excluded from the table. These transactions primarily include purchases of electricity from independent system operators. In the event the Utilities and Con Edison’s competitive energy businesses were no longer extended unsecured credit for such purchases, the Companies would be required to post collateral, which at September 30, 2012, would have amounted to an estimated $25 million for Con Edison. For certain other such non-derivative transactions, the Companies could be required to post collateral under certain circumstances, including in the event counterparties had reasonable grounds for insecurity.
(b)	The Companies measure the collateral requirements by taking into consideration the fair value amounts of derivative instruments that contain credit-risk-related contingent features that are in a net liabilities position plus amounts owed to counterparties for settled transactions and amounts required by counterparties for minimum financial security. The fair value amounts represent unrealized losses, net of any unrealized gains where the Companies have a legally enforceable right of setoff.
(c)	The current ratings are Moody’s, S&P and Fitch long-term credit rating of, as applicable, Con Edison (Baa1/BBB+/BBB+), CECONY (A3/A-/A-) or O&R (Baa1/A-/A-). Credit ratings assigned by rating agencies are expressions of opinions that are subject to revision or withdrawal at any time by the assigning rating agency.
(d)	Derivative instruments that are net assets have been excluded from the table. At September 30, 2012, if Con Edison had been downgraded to below investment grade, it would have been required to post additional collateral for such derivative instruments of $27 million.

Interest Rate Swap

O&R has an interest rate swap pursuant to which it pays a fixed-rate of 6.09 percent and receives a LIBOR-based variable rate. The fair value of this interest rate swap at September 30, 2012 was an unrealized loss of $6 million, which has been included in Con Edison’s consolidated balance sheet as a noncurrent liability/fair value of derivative liabilities and a regulatory asset. The increase in the fair value of the swap for the three and nine months ended September 30, 2012 was $1 million and $2 million, respectively. In the event O&R’s credit rating was downgraded to BBB- or lower by S&P or Baa3 or lower by Moody’s, the swap counterparty could elect to terminate the agreement and, if it did so, the parties would then be required to settle the transaction.

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

Effective January 1, 2012, the Companies adopted Accounting Standards Update (ASU) No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” The amendments expand existing disclosure requirements for fair value measurements and make other amendments. For fair value measurements in Level 3, this update requires the Companies to provide a description of the valuation process in place, a quantitative disclosure of unobservable inputs and assumptions used in the measurement as well as a narrative description of the sensitivity of the fair value to changes in unobservable inputs and interrelationships between those inputs. The update also requires the Companies to disclose any transfers between Levels 1 and 2 of fair value hierarchy measurements and the reasons for the transfers.

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2012 are summarized below.

	Level 1		Level 2		Level 3		Netting Adjustments (4)		Total
(Millions of Dollars)	Con Edison	CECONY	Con Edison	CECONY	Con Edison	CECONY	Con Edison	CECONY	Con Edison	CECONY
Derivative assets:
Commodity (1)	$ 2	$ 2	$ 48	$ 16	$ 47	$ 12	$ (46)	$ (3)	$ 51	$ 27
Transfer in (5) (6)	—	—	24	—	—	—	—	—	24	—
Transfer out (5) (6)	—	—	—	—	(24)	—	—	—	(24)	—
Commodity Total	$ 2	$ 2	$ 72	$ 16	$ 23	$ 12	$ (46)	$ (3)	$ 51	$ 27
Other assets	103	96	—	1	105	95	—	—	208	192
Transfer in (5) (6)	—	—	105	95	—	—	—	—	105	95
Transfer out (5) (6)	—	—	—	—	(105)	(95)	—	—	(105)	(95)
Other assets (3)	$103	$96	$105	$ 96	$ —	$ —	$ —	$ —	$ 208	$192
Total	$105	$98	$177	$112	$ 23	$ 12	$ (46)	$ (3)	$ 259	$219
Derivative liabilities:
Commodity	$ 4	$ 1	$114	$ 68	$ 71	$ 9	$(105)	$(36)	$ 84	$ 42
Transfer in (5) (6)	7	7	50	12	3	3	—	—	60	22
Transfer out (5) (6)	(2)	—	(10)	(10)	(48)	(12)	—	—	(60)	(22)
Commodity Total (1)	$9	$ 8	$154	$ 70	$ 26	$ —	$(105)	$(36)	$ 84	$ 42
Interest rate contract	—	—	(2)	—	8	—	—	—	6	—
Transfer in (5) (6)	—	—	8	—	—	—	—	—	8	—
Transfer out (5) (6)	—	—	—	—	(8)	—	—	—	(8)	—
Interest rate contract (2)	$ —	$ —	$ 6	$ —	$ —	$ —	$ —	$ —	$ 6	$ —
Total	$ 9	$ 8	$160	$70	$ 26	$ —	$(105)	$(36)	$ 90	$ 42

(1)	A portion of the commodity derivatives categorized in Level 3 is valued using an internally developed model with observable inputs. The models also include some less readily observable inputs resulting in the classification of the entire contract as Level 3. See Note J.
(2)	See Note J.
(3)	Other assets are comprised of assets such as life insurance contracts within the deferred compensation plan and non-qualified retirement plans.
(4)	Amounts represent the impact of legally-enforceable master netting agreements that allow the Companies to net gain and loss positions and cash collateral held or placed with the same counterparties.
(5)	The Companies’ policy is to recognize transfers into and transfers out of the levels at the end of the reporting period.
(6)	Transferred between Level 3 and Levels 1 and 2 because of reassessment of the levels in the fair value hierarchy within which certain inputs fall. Other assets and interest rate contract were transferred as of March 31, 2012.

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2011 are summarized below.

	Level 1		Level 2		Level 3		Netting Adjustments (4)		Total
(Millions of Dollars)	Con Edison	CECONY	Con Edison	CECONY	Con Edison	CECONY	Con Edison	CECONY	Con Edison	CECONY
Derivative assets:
Commodity (1)	$ 3	$ —	$ 64	$ 8	$ 87	$ 11	$ (84)	$ 5	$ 70	$ 24
Other assets (3)	76	76	—	—	99	90	—	—	175	166
Total	$79	$76	$ 64	$ 8	$186	$101	$ (84)	$ 5	$ 245	$190
Derivative liabilities:
Commodity	$12	$ 4	$222	$122	$169	$ 37	$(194)	$(41)	$ 209	$122
Transfer in (5) (6) (7)	—	—	26	25	6	6	—	—	32	31
Transfer out (5) (6) (7)	—	—	(6)	(6)	(26)	(25)	—	—	(32)	(31)
Commodity (1)	$12	$ 4	$242	$141	$149	$ 18	$(194)	$(41)	$ 209	$122
Interest rate contract (2)	—	—	—	—	8	—	—	—	8	—
Total	$12	$ 4	$242	$141	$157	$ 18	$(194)	$(41)	$ 217	$122

(1)	A portion of the commodity derivatives categorized in Level 3 is valued using an internally developed model with observable inputs. The models also include some less readily observable inputs resulting in the classification of the entire contract as Level 3. See Note J.
(2)	See Note J.
(3)	Other assets are comprised of assets such as life insurance contracts within the deferred compensation plan and non-qualified retirement plans.
(4)	Amounts represent the impact of legally-enforceable master netting agreements that allow the Companies to net gain and loss positions and cash collateral held or placed with the same counterparties.
(5)	The Companies’ policy is to recognize transfers into and transfers out of the levels at the end of the reporting period.
(6)	Transferred from Level 2 to Level 3 because of reassessment of the levels in the fair value hierarchy within which certain inputs fall.
(7)	Transferred from Level 3 to Level 2 because of availability of observable market data due to decrease in the terms of certain contracts from beyond one year as of December 31, 2010 to less than one year as of December 31, 2011.

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

	Fair Value of Level 3 at September 30, 2012 (Millions of Dollars)	Valuation Techniques	Unobservable Inputs	Range
Con Edison—Commodity
Electricity Swaps	$(9)	Discounted Cash Flow	Forward prices (1)	$22-$64 per MWH
Electricity Wholesale Contract	4	Discounted Cash Flow	Auction prices (2) New Jersey solar renewable energy credit (SREC) (2)	$29-$52 per MWH $85 per SREC
Standard Offer Capacity Agreements	(12)	Discounted Cash Flow	Forward capacity prices (1) Forward price escalator (1) Present value factor (1)	$166 MW per day 0%-3% 1.66%
Transmission Congestion Contracts / Financial Transmission Rights	14	Discounted Cash Flow	Discount to adjust auction prices for inter-zonal forward price curves (2) Discount to adjust auction prices for historical monthly realized settlements (2) Historical line loss factor (1)	17.5%-38% (3)%-26.5% 8%
Total Con Edison—Commodity	$(3)
CECONY—Commodity
Transmission Congestion Contracts	$12	Discounted Cash Flow	Discount to adjust auction prices for inter-zonal forward price curves (2) Discount to adjust auction prices for historical monthly realized settlements (2)	17.5%-38% (3)%- 26.5%

(1)	Generally, increases/(decreases) in this input in isolation would result in a higher/(lower) fair value measurement.
(2)	Generally, increases/(decreases) in this input in isolation would result in a lower/(higher) fair value measurement.

The table listed below provides a reconciliation of the beginning and ending net balances for assets and liabilities measured at fair value for the three and nine months ended September 30, 2012 and classified as Level 3 in the fair value hierarchy:

	For the Three Months Ended September 30, 2012
		Total Gains/(Losses)— Realized and Unrealized
(Millions of Dollars)	Beginning Balance as of July 1, 2012	Included in Earnings	Included in Regulatory Assets and Liabilities	Purchases	Issuances	Sales	Settlements	Transfer In/Out of Level 3	Ending Balance as of September 30, 2012
Con Edison
Derivatives:
Commodity	$(61)	$(15)	$19	$7	$—	$—	$25	$22	$ (3)
CECONY
Derivatives:
Commodity	$(10)	$ (9)	$ 8	$7	$—	$—	$ 5	$11	$ 12

	For the Nine Months Ended September 30, 2012
		Total Gains/(Losses)— Realized and Unrealized
(Millions of Dollars)	Beginning Balance as of January 1, 2012	Included in Earnings	Included in Regulatory Assets and Liabilities	Purchases	Issuances	Sales	Settlements	Transfer In/Out of Level 3		Ending Balance as of September 30, 2012
Con Edison
Derivatives:
Commodity	$(62)	$(97)	$11	$18	$—	$—	$106	$ 21		$ (3)
Interest rate contract	(8)	(1)	—	—	—	—	1	8(2)		—
Other assets (1)	99	3	3	—	—	—	—	(105	)(2)	—
Total	$ 29	$(95)	$14	$18	$—	$—	$107	$ (76)		$ (3)
CECONY
Derivatives:
Commodity	$ (7)	$(25)	$ 8	$15	$—	$—	$ 12	$ 9(2)		$ 12
Other assets (1)	90	3	2	—	—	—	—	(95	)(2)	—
Total	$ 83	$(22)	$10	$15	$—	$—	$ 12	$ (86)		$ 12

(1)	Amounts included in earnings are reported in investment and other income on the consolidated income statement.
(2)	Other assets and interest rate contract were transferred as of March 31, 2012.

The table listed below provides a reconciliation of the beginning and ending net balances for assets and liabilities measured at fair value for the three and nine months ended September 30, 2011 and classified as Level 3 in the fair value hierarchy:

	For the Three Months Ended September 30, 2011
		Total Gains/(Losses)— Realized and Unrealized
(Millions of Dollars)	Beginning Balance as of July 1, 2011	Included in Earnings	Included in Regulatory Assets and Liabilities	Purchases	Issuances	Sales	Settlements	Transfer In/Out of Level 3	Ending Balance as of September 30, 2011
Con Edison
Derivatives:
Commodity	$ (25)	$(37)	$ 9	$8	$—	$—	$14	$24	$ (7)
Interest rate contract	(10)	(1)	1	—	—	—	1	—	(9)
Other assets (1)	106	(3)	(3)	—	—	—	—	—	100
Total	$ 71	$(41)	$ 7	$8	$—	$—	$15	$24	$ 84
CECONY
Derivatives:
Commodity	$ —	$ (8)	$ 1	$8	$—	$—	$ 3	$ 9	$ 13
Other assets (1)	96	(3)	(2)	—	—	—	—	—	91
Total	$ 96	$(11)	$(1)	$8	$—	$—	$ 3	$ 9	$ 104

(1)	Amounts included in earnings are reported in investment and other income on the consolidated income statement.

	For the Nine Months Ended September 30, 2011
		Total Gains/(Losses)— Realized and Unrealized
(Millions of Dollars)	Beginning Balance as of January 1, 2011	Included in Earnings	Included in Regulatory Assets and Liabilities	Purchases	Issuances	Sales	Settlements	Transfer In/Out of Level 3	Ending Balance as of September 30, 2011
Con Edison
Derivatives:
Commodity	$ (88)	$(59)	$54	$22	$—	$—	$35	$29	$ (7)
Interest rate contract	(10)	(3)	1	—	—	—	3	—	(9)
Other assets (1)	101	—	(1)	—	—	—	—	—	100
Total	$ 3	$(62)	$54	$22	$—	$—	$38	$29	$ 84
CECONY
Derivatives:
Commodity	$ (26)	$(11)	$22	$18	$—	$—	$ (4)	$14	$ 13
Other assets (1)	92	—	(1)	—	—	—	—	—	91
Total	$ 66	$(11)	$21	$18	$—	$—	$ (4)	$14	$ 104

(1)	Amounts included in earnings are reported in investment and other income on the consolidated income statement.

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

For the competitive energy businesses, realized and unrealized gains and losses on Level 3 commodity derivative assets and liabilities are reported in non-utility revenues ($2 million loss and $10 million loss) and purchased power costs ($2 million gain and $12 million loss) on the consolidated income statement for the three months ended September 30, 2012 and 2011, respectively. Realized and unrealized gains and losses on Level 3 commodity derivative assets and liabilities are reported in non-utility revenues ($11 million loss and $35 million loss), and purchased power costs ($42 million loss and $6 million gain) on the consolidated income statement for the nine months ended September 30, 2012 and 2011, respectively. The change in fair value relating to Level 3 commodity derivative assets held at September 30, 2012 and 2011 is included in non-utility revenues ($2 million loss and $10 million loss), and purchased power costs ($16 million gain and $5 million loss) on the consolidated income statement for the three months ended September 30, 2012 and 2011, respectively. For the nine months ended September 30, 2012 and 2011, the change in fair value relating to Level 3 commodity derivative assets and liabilities included in non-utility revenues ($11 million loss and $35 million loss), and purchased power costs ($40 million gain and $31 million gain) on the consolidated income statement, respectively.

The accounting rules for fair value measurements and disclosures require consideration of the impact of nonperformance risk (including credit risk) from a market participant perspective in the measurement of the fair value of assets and liabilities. At September 30, 2012, the Companies determined that nonperformance risk would have no material impact on their financial position or results of operations. To assess nonperformance risk, the Companies considered information such as collateral requirements, master netting arrangements, letters of credit and parent company guarantees, and applied a market-based method by using the counterparty (for an asset) or the Companies’ (for a liability) credit default swaps rates.

Note L — Hurricane Sandy

In late October 2012, Hurricane Sandy caused extensive damage to the Utilities’ electric distribution system and interrupted service to approximately 950,000 CECONY customers and approximately 250,000 O&R customers. Hurricane Sandy also damaged CECONY’s steam system and interrupted service to many of its steam customers. To restore service to their customers and repair their energy systems, the Utilities are incurring substantial operating costs and making substantial capital expenditures, the amount of which the Utilities are unable to estimate at this time. The Utilities’ rate plans provide for operating costs and capital expenditures under different provisions. The Utilities expect that most of their operating expenses attributable to Hurricane Sandy will be deferred for recovery as a regulatory asset under their electric rate plans. The Utilities’ capital expenditures, up to specified levels, are reflected in rates under their rate plans. In addition CECONY’s rate plans provide that it may request in its next base rate filings to recover additional capital expenditures (provided the company can justify the need for and reasonableness of, and its inability to reasonably avoid, such additional capital expenditures). Under its New York electric rate plan and subject to certain limitations, O&R defers as a regulatory asset the revenue requirement impact of the amount by which actual average net utility plant is different than the average net utility plant reflected in rates. Under the New York rate plans, the Utilities also may petition the NYSPSC for authorization to defer extraordinary expenditures not otherwise addressed in their rate plans. The Utilities’ New York electric rate plans include provisions for revenue decoupling, as a result of which delivery revenues generally are not affected by changes in delivery volumes from levels assumed when rates were approved. The provisions of the Utilities’ New York electric plans that impose penalties for operating performance provide for exceptions for major storms and catastrophic events beyond the control of the companies, including natural disasters such as hurricanes and floods. The Utilities expect the NYSPSC to investigate the preparation and performance of New York utilities in connection with Hurricane Sandy.

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

This MD&A should be read in conjunction with the Third Quarter Financial Statements and the notes thereto and the MD&A in Item 7 of the Companies’ combined Annual Report on Form 10-K for the year ended December 31, 2011 (File Nos. 1-14514 and 1-1217, the Form 10-K) and the MD&A in Part 1, Item 2 of the Companies’ combined Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2012 and June 30, 2012 (File Nos. 1-14514 and 1-1217).

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

In the late October 2012, Hurricane Sandy caused extensive damage to the Utilities’ electric distribution system and interrupted service to approximately 950,000 CECONY customers and approximately 250,000 O&R customers. See Note L to the Third Quarter Financial Statements.

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

Collective Bargaining Agreement

In July 2012, CECONY reached a four-year collective bargaining agreement covering approximately 8,000 employees (which was ratified in August 2012 by the employees) ending a 26-day work stoppage involving those employees. During the work stoppage, the company operated its electric, gas and steam businesses with approximately 5,500 employees and additional resources.

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

Competitive Energy Businesses

Con Edison pursues competitive energy opportunities through three wholly-owned subsidiaries: Con Edison Solutions, Con Edison Energy and Con Edison Development. These businesses include the sales and related hedging of electricity to retail and wholesale customers, sales of certain energy-related products and services, and participation in energy infrastructure projects. At September 30, 2012, Con Edison’s equity investment in its competitive energy businesses was $514 million and their assets amounted to $1,021 million. For information about purchases of solar energy companies during 2012, see “Liquidity and Capital Resources – Capital Requirements and Resources,” below.

Certain financial data of Con Edison’s businesses is presented below:

	Three Months Ended September 30, 2012				Nine Months Ended September 30, 2012				At September 30, 2012
(Millions of Dollars, except percentages)	Operating Revenues		Net Income for Common Stock		Operating Revenues		Net Income for Common Stock		Assets
CECONY	$2,868	83%	$389	88%	$7,738	83%	$824	88%	$35,699	90%
O&R	226	7%	24	6%	601	7%	54	6%	2,474	6%
Total Utilities	3,094	90%	413	94%	8,339	90%	878	94%	38,173	96%
Con Edison Solutions (a)	321	9%	28	6%	874	9%	60	6%	304	1%
Con Edison Energy (a)	20	1%	1	—%	69	1%	—	—%	65	—%
Con Edison Development	5	—%	2	1%	17	—%	5	1%	676	2%
Other (b)	(2)	—%	(4)	(1)%	(12)	—%	(12)	(1)%	415	1%
Total Con Edison	$3,438	100%	$440	100%	$9,287	100%	$931	100%	$39,633	100%

(a)	Net income from the competitive energy businesses for the three and nine months ended September 30, 2012 includes $17 million and $35 million, respectively, of net after-tax mark-to-market gains/(losses) (Con Edison Solutions, $17 million and $37 million and Con Edison Energy, $0 million and $(2) million)).
(b)	Represents inter-company and parent company accounting. See “Results of Operations,” below.

Con Edison’s net income for common stock for the three months ended September 30, 2012 was $440 million or $1.50 a share ($1.49 on a diluted basis) compared with $383 million or $1.31 a share ($1.30 on a diluted basis) for the three months ended September 30, 2011. Net income for common stock for the nine months ended September 30, 2012 was $931 million or $3.18 a share ($3.16 on a diluted basis) compared with earnings of $860 million or $2.94 a share ($2.92 on a diluted basis) for the nine months ended September 30, 2011. See “Results of Operations – Summary,” below. For segment financial information, see Note I to the Third Quarter Financial Statements and “Results of Operations,” below.

Results of Operations — Summary

Net income for common stock for the three and nine months ended September 30, 2012 and 2011 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(millions of dollars)	2012	2011	2012	2011
CECONY	$389	$353	$824	$779
O&R	24	20	54	44
Competitive energy businesses (a)	31	10	65	46
Other (b)	(4)	—	(12)	(9)
Con Edison	$440	$383	$931	$860

(a)	Includes $17 million and $(7) million of net after-tax mark-to-market gains/(losses) for the three months ended September 30, 2012 and 2011, respectively. Includes $35 million and $14 million of net after-tax mark-to-market gains for the nine months ended September 30, 2012 and 2011, respectively.
(b)	Consists of inter-company and parent company accounting.

The Companies’ results of operations for the three and nine months ended September 30, 2012, as compared with the 2011 periods, reflect changes in the Utilities’ rate plans and the effects of the milder winter weather on steam revenues. These rate plans provide for additional revenues to cover expected increases in certain operations and maintenance expenses, and depreciation. The results of operations include the operating results of the competitive energy businesses, including net mark-to-market effects.

Operations and maintenance expenses were higher in the 2012 periods due to pension costs and the support and maintenance of company underground facilities to accommodate municipal projects. Depreciation was higher in the 2012 periods reflecting the impact of higher utility plant balances.

The following table presents the estimated effect on earnings per share and net income for common stock for the three and nine months ended 2012 as compared with the 2011 period, resulting from these and other major factors:

	Three Months Variation		Nine Months Variation
	Earnings per Share	Net Income (millions of dollars)	Earnings per Share	Net Income (millions of dollars)
CECONY
Rate plans, primarily to recover increases in certain costs	$0.24	$71	$0.65	$192
Weather impact on steam revenues	—	—	(0.10)	(28)
Operations and maintenance expenses	(0.10)	(31)	(0.33)	(98)
Depreciation	(0.03)	(10)	(0.09)	(27)
Other	0.01	6	0.02	6
Total CECONY	0.12	36	0.15	45
O&R	0.01	4	0.04	11
Competitive energy businesses (a)	0.08	21	0.06	19
Other, including parent company expenses	(0.02)	(4)	(0.01)	(4)
Total variations	$0.19	$57	$0.24	$71

(a)	These variations reflect after-tax net mark-to-market gains/(losses) of $17 million or $0.06 a share and $(7) million or $(0.02) a share for the three months ended September 30, 2012 and 2011, respectively, and after-tax net mark-to-market gains of $35 million or $0.12 a share and $14 million or $0.05 a share for the nine months ended September 30, 2012 and 2011, respectively.

See “Results of Operations” below for further discussion and analysis of results of operations.

Liquidity and Capital Resources

The Companies’ liquidity reflects cash flows from operating, investing and financing activities, as shown on their respective consolidated statement of cash flows and as discussed below. Changes in the Companies’ cash and temporary cash investments resulting from operating, investing and financing activities for the nine months ended September 30, 2012 and 2011 are summarized as follows:

Con Edison

	Con Edison			CECONY
(millions of dollars)	2012	2011	Variance	2012	2011	Variance
Operating activities	$ 1,638	$ 2,161	$(523)	$ 1,463	$ 1,960	$(497)
Investing activities	(1,867)	(1,611)	(256)	(1,483)	(1,450)	(33)
Financing activities	(350)	(490)	140	(326)	(518)	192
Net change	(579)	60	(639)	(346)	(8)	(338)
Balance at beginning of period	648	338	310	372	78	294
Balance at end of period	$ 69	$ 398	$(329)	$ 26	$ 70	$ (44)

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

Net income is the result of cash and non-cash (or accrual) transactions. Only cash transactions affect the Companies’ cash flows from operating activities. Principal non-cash charges include depreciation and deferred income tax expense. Principal non-cash credits include amortizations of certain net regulatory liabilities. Non-cash charges or credits may also be accrued under the revenue decoupling and cost reconciliation mechanisms in the Utilities’ electric and gas rate plans in New York. In addition, the Companies’ cash flows from operating activities reflect the timing of the deduction for income tax purposes of their construction expenditures.

Net cash flows from operating activities for the nine months ended September 30, 2012 for Con Edison and CECONY were $523 million and $497 million lower, respectively, compared with the 2011 period. The decrease in net cash flows reflects primarily the increased pension contributions in 2012 ($243 million for Con Edison and $231 million for CECONY). The Companies contributed $787 million and $544 million (of which $733 million and $502 million was contributed by CECONY) to the pension plan during 2012 and 2011, respectively. The decrease in net cash flows is also due to higher estimated income tax payments, net of refunds received, in 2012 ($178 million for Con Edison and $153 million for CECONY) and lower cash flows associated with collateral paid to brokers and counterparties in the 2012 period ($53 million for Con Edison and $50 million for CECONY).

The change in net cash flows also reflects the timing of payments for and recovery of energy costs. This timing is reflected within changes to accounts receivable – customers, recoverable energy costs and accounts payable balances.

The changes in regulatory assets principally reflect changes in deferred pension costs in accordance with the accounting rules for retirement benefits. See Note B to the Third Quarter Financial Statements.

Cash Flows Used in Investing Activities

Net cash flows used in investing activities for Con Edison and CECONY were $256 million and

$33 million higher for the nine months ended September 30, 2012 compared with the 2011 period. The changes for Con Edison and CECONY reflect increased utility construction expenditures in 2012. In addition, for Con Edison, the change reflects capital expenditures for Alpaugh and other solar energy projects (see “Capital Requirements and Resources,” below), return of investment resulting from the receipt of government grant proceeds at the Pilesgrove solar project and proceeds from grants related to other renewable investments.

Cash Flows from Financing Activities

Net cash flows from financing activities for Con Edison and CECONY were $140 million and $192 million higher, respectively, in the nine months ended September 30, 2012 compared with the 2011 period.

In March 2012, CECONY issued $400 million of 4.20 percent 30-year debentures, $239 million of the net proceeds from the sale of which were used to redeem on May 1, 2012 all outstanding shares of its $5 Cumulative Preferred Stock and Cumulative Preferred Stock ($100 par value). In July 2012, CECONY redeemed at maturity $300 million 5.625 percent 10-year debentures. The Companies had no issuances of long-term debt in 2011.

Cash flows from financing activities of the Companies also reflect commercial paper issuances (included on the consolidated balance sheets as “Notes payable”). The commercial paper amounts outstanding at September 30, 2012 and 2011 and the average daily balances for the nine months ended September 30, 2012 and 2011 for Con Edison and CECONY were as follows:

	2012		2011
(millions of dollars, except Weighted Average Yield)	Outstanding at September 30	Daily average	Outstanding at September 30	Daily average
Con Edison	$340	$116	$—	$110
CECONY	$332	$112	$—	$110
Weighted average yield	0.3%	0.3%	—%	0.3%

Other Changes in Assets and Liabilities

The following table shows changes in certain assets and liabilities at September 30, 2012, compared with December 31, 2011.

	Con Edison	CECONY
(millions of dollars)	2012 vs. 2011 Variance	2012 vs. 2011 Variance
Assets
Regulatory asset – Unrecognized pension and other postretirement costs	$(641)	$(582)
Non-utility plant – Construction work in progress	361	—
Prepayments	288	308
Liabilities
Pensions and retiree benefits	(796)	(710)
Deferred income taxes and investment tax credits	463	380

Regulatory Asset for Unrecognized Pension and Other Postretirement Costs and Noncurrent Liability for Pensions and Retiree Benefits

The decrease in the regulatory asset for unrecognized pension and other postretirement costs and the noncurrent liability for pension and retiree benefits reflects the final actuarial valuation of the pension and other retiree benefit plans as measured at December 31, 2011 in accordance with the accounting rules for retirement benefits. The change in the regulatory asset also reflects the year’s amortization of accounting costs. The decrease in the noncurrent liability for pension and retiree benefits reflects in part contributions to the plans made by the Utilities in 2012. See Notes B, E and F to the Third Quarter Financial Statements.

Non-Utility Plant – Construction Work in Progress

The increase in non-utility plant – construction work in progress for Con Edison reflects the Alpaugh and other solar energy projects. See Note I to the Third Quarter Financial Statements.

Prepayments

The increase in prepayments for Con Edison and CECONY reflects the portion allocable to the 2012 fourth quarter of CECONY’s July 2012 payment of its New York City semi-annual property taxes.

Deferred Income Taxes and Investment Tax Credits

The increase in the liability for deferred income taxes and investment tax credits reflects the timing of the deduction of expenditures for utility plant which resulted in amounts being collected from customers to pay income taxes in advance of when the income tax payments will be required. See “Cash Flows from Operating Activities,” above.

Capital Requirements and Resources

As of September 30, 2012, there was no material change in the Companies’ capital requirements, contractual obligations and capital resources compared to those disclosed under “Capital Requirements and Resources” in Item 1 of the Form 10-K other than as described below and in Note C to the Third Quarter Financial Statements.

In July 2012, Con Edison Development purchased a company that is developing 70 MW (AC) of solar energy projects in Alpaugh, California. In October 2012, Con Edison Development purchased two companies that are developing 40 MW (AC) of solar energy projects in Tulare and Kings County, California. Electricity generated by the projects is to be purchased by Pacific Gas and Electric Company pursuant to long-term power purchase agreements. See Note I to the Third Quarter Financial Statements.

Con Edison has increased its estimate of capital expenditures in 2012 by its competitive energy businesses from $119 million to approximately $500 million and in 2013 from $86 million to approximately $240 million to reflect the costs to purchase the solar energy companies and complete the projects. The acquisitions of the solar energy companies were funded at the closing with available cash balances and commercial paper issuances. Con Edison is evaluating long-term financing for the projects. Con Edison expects to receive investment tax credits or grants for the projects.

For each of the Companies, the ratio of earnings to fixed charges (Securities and Exchange Commission basis) for the nine months ended September 30, 2012 and 2011 and the twelve months ended December 31, 2011 was:

	Ratio of Earnings to Fixed Charges
	For the Nine Months Ended September 30, 2012	For the Twelve Months Ended December 31, 2011	For the Nine Months Ended September 30, 2011
Con Edison	3.9	3.6	3.8
CECONY	3.9	3.8	3.9

For each of the Companies, the common equity ratio at September 30, 2012 and December 31, 2011 was:

	Common Equity Ratio (Percent of total capitalization)
	September 30, 2012	December 31, 2011
Con Edison	54.6	52.5
CECONY	54.1	52.0

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

CECONY’s current gas and steam rate agreements cover the three-year period ending September 30, 2013. The company is preparing to file new gas and steam rate plans with the NYSPSC in November 2012. New gas and steam rate plans are expected to be effective in October 2013.

For information about a March 2012 NYSPSC order relating to a surcharge that CECONY was to have collected from customers and O&R’s February 2012 Joint Proposal (which was adopted by the NYSPSC in June 2012) with respect to its rates for electric service rendered in New York, see Note B to the Third Quarter Financial Statements.

Financial and Commodity Market Risks

The Companies are subject to various risks and uncertainties associated with financial and commodity markets. The most significant market risks include interest rate risk, commodity price risk, credit risk and investment risk.

Interest Rate Risk

The interest rate risk relates primarily to variable rate debt and to new debt financing needed to fund capital requirements, including the construction expenditures of the Utilities and maturing debt securities. Con Edison and its businesses manage interest rate risk through the issuance of mostly fixed-rate debt with varying maturities and through opportunistic refinancing of debt. Con Edison and CECONY estimate that at September 30, 2012, a 10 percent variation in interest rates applicable to its variable rate debt would not result in a material change in annual interest expense. Under CECONY’s current gas, steam and electric rate plans, variations in actual long-term debt interest rates are reconciled to levels reflected in rates. Under O&R’s current New York rate plans, variations in actual tax-exempt (and under the gas rate plan, taxable) long-term debt interest expense are reconciled to the level set in rates.

In addition, from time to time, Con Edison and its businesses enter into derivative financial instruments to hedge interest rate risk on certain debt securities. See “Interest Rate Swap” in Note J to the Third Quarter Financial Statements.

Commodity Price Risk

Con Edison’s commodity price risk relates primarily to the purchase and sale of electricity, gas and related derivative instruments. The Utilities and Con Edison’s competitive energy businesses apply risk management strategies to mitigate their related exposures. See Note J to the Third Quarter Financial Statements.

Con Edison estimates that, as of September 30, 2012, a 10 percent decline in market prices would result in a decline in fair value of $54 million for the derivative instruments used by the Utilities to hedge purchases of electricity and gas, of which $43 million is for CECONY and $11 million is for O&R. Con Edison expects that any such change in fair value would be largely offset by directionally opposite changes in the cost of the electricity and gas purchased. In accordance with provisions approved by state regulators, the Utilities generally recover from customers the costs they incur for energy purchased for their customers, including gains and losses on certain derivative instruments used to hedge energy purchased and related costs.

Con Edison’s competitive energy businesses use a value-at-risk (VaR) model to assess the market risk of their electricity and gas commodity fixed-price purchase and sales commitments, physical forward contracts and commodity derivative instruments. VaR represents the potential change in fair value of instruments or the portfolio due to changes in market factors, for a specified time period and confidence level. These businesses estimate VaR across their electricity and natural gas commodity businesses using a delta-normal variance/covariance model with a 95 percent confidence level. Since the VaR calculation involves complex methodologies and estimates and assumptions that are based on past experience, it is not necessarily indicative of future results. VaR for transactions associated with hedges on generating assets and commodity contracts, assuming a one-day holding period, for the nine months ended September 30, 2012 and the year ended December 31, 2011, respectively, was as follows:

95% Confidence Level, One-Day Holding Period	September 30, 2012	December 31, 2011
	(millions of dollars)
Average for the period	$1	$1
High	1	1
Low	—	—

Credit Risk

The Companies are exposed to credit risk related to transactions entered into primarily for the various energy supply and hedging activities by the Utilities and the competitive energy businesses. Credit risk relates to the loss that may result from a counterparty’s nonperformance. The Companies use credit policies to manage this risk, including an established credit approval process, monitoring of counterparty limits, netting provisions within agreements and collateral or prepayment arrangements, credit insurance and credit default swaps. The Companies measure credit risk exposure as the replacement cost for open energy commodity and derivative positions plus amounts owed from counterparties for settled transactions. The replacement cost of open positions represents unrealized gains, net of any unrealized losses where the Companies have a legally enforceable right of setoff. See “Credit Exposure” in Note J to the Third Quarter Financial Statements.

Investment Risk

The Companies’ investment risk relates to the investment of plan assets for their pension and other postretirement benefit plans. The Companies’ current investment policy for pension plan assets includes investment targets of 60 percent equities and 40 percent fixed income and other securities. At September 30, 2012, the pension plan investments consisted of 62 percent equity and 38 percent fixed income and other securities.

Material Contingencies

For information concerning potential liabilities arising from the Companies’ material contingencies, see Notes B, G, and H to the Third Quarter Financial Statements.

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

Con Edison’s principal business segments are CECONY’s regulated utility activities, O&R’s regulated utility activities and Con Edison’s competitive energy businesses. CECONY’s principal business segments are its regulated electric, gas and steam utility activities. A discussion of the results of operations by principal business segment for the three and nine months ended September 30, 2012 and 2011 follows. For additional business segment financial information, see Note I to the Third Quarter Financial Statements.

Three Months Ended September 30, 2012 Compared with Three Months Ended September 30, 2011

The Companies’ results of operations (which were discussed above under “Results of Operations – Summary”) in 2012 compared with 2011 were:

	CECONY		O&R		Competitive Energy Businesses and Other (a)		Con Edison (b)
(millions of dollars)	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent
Operating revenues	$ (49)	(1.7)%	$(15)	(6.2)%	$(127)	(27.0)%	$(191)	(5.3)%
Purchased power	(132)	(17.9)	(25)	(26.3)	(152)	(37.3)	(309)	(24.9)
Fuel	(14)	(19.2)	—	—	—	—	(14)	(19.2)
Gas purchased for resale	(12)	(21.1)	2	22.2	(7)	Large	(17)	(23.3)
Operating revenues less purchased power, fuel and gas purchased for resale (net revenues)	109	5.3	8	5.8	32	57.1	149	6.6
Operations and maintenance	47	6.9	1	1.4	(5)	(14.7)	43	5.5
Depreciation and amortization	16	7.7	1	8.3	1	Large	18	8.1
Taxes, other than income taxes	(6)	(1.3)	—	—	(1)	(20.0)	(7)	(1.4)
Operating income	52	7.4	6	15.8	37	Large	95	12.6
Other income less deductions	8	Large	(1)	Large	(4)	(66.7)	3	Large
Net interest expense	5	3.8	—	—	3	60.0	8	5.6
Income before income tax expense	55	9.8	5	15.2	30	Large	90	14.7
Income tax expense	22	10.7	1	7.7	13	Large	36	16.0
Net income	33	9.3	4	20.0	17	Large	54	14.0
Preferred stock dividend requirements	(3)	Large	—	—	—	—	(3)	Large
Net income for common stock	$ 36	10.2%	$ 4	20.0%	$ 17	Large	$ 57	14.9%

(a)	Includes inter-company and parent company accounting.
(b)	Represents the consolidated financial results of Con Edison and its businesses.

CECONY

	Three Months Ended September 30, 2012				Three Months Ended September 30, 2011
(millions of dollars)	Electric	Gas	Steam	2012 Total	Electric	Gas	Steam	2011 Total	2012-2011 Variation
Operating revenues	$2,611	$189	$ 68	$2,868	$2,644	$197	$ 76	$2,917	$ (49)
Purchased power	597	—	7	604	726	—	10	736	(132)
Fuel	42	—	17	59	51	—	22	73	(14)
Gas purchased for resale	—	45	—	45	—	57	—	57	(12)
Net revenues	1,972	144	44	2,160	1,867	140	44	2,051	109
Operations and maintenance	601	81	43	725	559	82	37	678	47
Depreciation and amortization	179	31	15	225	166	28	15	209	16
Taxes, other than income taxes	380	53	23	456	384	53	25	462	(6)
Operating income	$ 812	$ (21)	$(37)	$ 754	$ 758	$ (23)	$(33)	$ 702	$ 52

Electric

CECONY’s results of electric operations for the three months ended September 30, 2012 compared with the 2011 period is as follows:

	Three Months Ended
(millions of dollars)	September 30, 2012	September 30, 2011	Variation
Operating revenues	$2,611	$2,644	$ (33)
Purchased power	597	726	(129)
Fuel	42	51	(9)
Net revenues	1,972	1,867	105
Operations and maintenance	601	559	42
Depreciation and amortization	179	166	13
Taxes, other than income taxes	380	384	(4)
Electric operating income	$ 812	$ 758	$ 54

CECONY’s electric sales and deliveries, excluding off-system sales, for the three months ended September 30, 2012 compared with the 2011 period were:

	Millions of kWhs Delivered				Revenues in Millions
	Three Months Ended				Three Months Ended
Description	September 30, 2012	September 30, 2011	Variation	Percent Variation	September 30, 2012	September 30, 2011	Variation	Percent Variation
Residential/Religious (a)	3,735	3,808	(73)	(1.9)%	$959	$999	$(40)	(4.0)%
Commercial/Industrial	2,908	3,165	(257)	(8.1)	616	705	(89)	(12.6)
Retail access customers	7,874	7,151	723	10.1	894	766	128	16.7
NYPA, Municipal Agency and other sales	2,957	3,103	(146)	(4.7)	202	192	10	5.2
Other operating revenues	—	—	—	—	(60)	(18)	(42)	Large
Total	17,474	17,227	247	1.4%	$2,611	$2,644	$(33)	(1.2)%

(a)	“Residential/Religious” generally includes single-family dwellings, individual apartments in multi-family dwellings, religious organizations and certain other not-for-profit organizations.

CECONY’s electric operating revenues decreased $33 million in the three months ended September 30, 2012 compared with the 2011 period due primarily to lower purchased power ($129 million) and fuel costs ($9 million), offset in part by higher revenues from the electric rate plan ($112 million). CECONY’s revenues from electric sales are subject to a revenue decoupling mechanism, as a result of which delivery revenues generally are not affected by changes in delivery volumes from levels assumed when rates were approved. Other electric operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the revenue decoupling mechanism and other provisions of the company’s rate plan.

Electric delivery volumes in CECONY’s service area increased 1.4 percent in the three months ended September 30, 2012 compared with the 2011 period. After adjusting for variations, principally weather and billing days, electric delivery volumes in CECONY’s service area increased 2.0 percent in the three months ended September 30, 2012 compared with the 2011 period reflecting higher average use per customer.

CECONY’s electric purchased power costs decreased $129 million in the three months ended September 30, 2012 compared with the 2011 period due to a decrease in purchased volumes ($88 million) and unit costs ($41 million). Electric fuel costs decreased $9 million in the three months ended September 30, 2012 compared with the 2011 period due to lower unit costs ($16 million), offset by higher sendout volumes from the company’s electric generating facilities ($7 million).

CECONY’s electric operating income increased $54 million in the three months ended September 30, 2012 compared with the 2011 period. The increase reflects primarily higher net revenues ($105 million, due primarily to the electric rate plan) and lower taxes, other than income taxes ($4 million, principally property taxes), offset by higher operations and maintenance costs ($42 million) and higher depreciation and amortization ($13 million). The increase in operations and maintenance costs of $42 million is due primarily to higher pension expense ($40 million) and higher support and maintenance of company underground facilities to accommodate municipal projects ($2 million).

Gas

CECONY’s results of gas operations for the three months ended September 30, 2012 compared with the 2011 period is as follows:

	Three Months Ended
(millions of dollars)	September 30, 2012	September 30, 2011	Variation
Operating revenues	$189	$197	$(8)
Gas purchased for resale	45	57	(12)
Net revenues	144	140	4
Operations and maintenance	81	82	(1)
Depreciation and amortization	31	28	3
Taxes, other than income taxes	53	53	—
Gas operating income	$(21)	$(23)	$2

CECONY’s gas sales and deliveries, excluding off-system sales, for the three months ended September 30, 2012 compared with the 2011 period were:

	Thousands of dths Delivered				Revenues in Millions
	Three Months Ended				Three Months Ended
Description	September 30, 2012	September 30, 2011	Variation	Percent Variation	September 30, 2012	September 30, 2011	Variation	Percent Variation
Residential	2,971	2,984	(13)	(0.4)%	$75	$82	$(7)	(8.5)%
General	3,415	3,453	(38)	(1.1)	38	45	(7)	(15.6)
Firm transportation	6,752	6,751	1	—	47	45	2	4.4
Total firm sales and transportation	13,138	13,188	(50)	(0.4)	160	172	(12)	(7.0)
Interruptible sales (a)	1,217	2,020	(803)	(39.8)	—	9	(9)	Large
NYPA	13,716	13,401	315	2.4	1	1	—	—
Generation plants	29,644	26,501	3,143	11.9	10	9	1	11.1
Other	4,791	4,425	366	8.3	9	7	2	28.6
Other operating revenues	—	—	—	—	9	(1)	10	Large
Total	62,506	59,535	2,971	5.0%	$189	$197	$(8)	(4.1)%

(a)	Includes 2,801 mdths and 1,138 mdths for the three months ended September 30, 2012 and 2011, respectively, which are also reflected in firm transportation and other.

CECONY’s gas operating revenues decreased $8 million in the three months ended September 30, 2012 compared with the 2011 period due primarily to a decrease in gas purchased for resale costs ($12 million). CECONY’s revenues from gas sales are subject to a revenue decoupling mechanism as a result of which delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved. Other gas operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s rate plan.

CECONY’s sales and transportation volumes for firm customers decreased 0.4 percent in the three months ended September 30, 2012 compared with the 2011 period. After adjusting for variations, principally weather and billing days, firm gas sales and transportation volumes in the company’s service area decreased 1.0 percent in the three months ended September 30, 2012.

CECONY’s purchased gas cost decreased $12 million in the three months ended September 30, 2012 compared with the 2011 period due to lower unit costs ($18 million), offset by higher sendout volumes ($6 million).

CECONY’s gas operating income increased $2 million in the three months ended September 30, 2012 compared with the 2011 period. The increase reflects primarily higher net revenues ($4 million) and lower operations and maintenance costs ($1 million), offset by higher depreciation ($3 million).

Steam

CECONY’s results of steam operations for the three months ended September 30, 2012 compared with the 2011 period is as follows:

	Three Months Ended
(millions of dollars)	September 30, 2012	September 30, 2011	Variation
Operating revenues	$68	$76	$(8)
Purchased power	7	10	(3)
Fuel	17	22	(5)
Net revenues	44	44	—
Operations and maintenance	43	37	6
Depreciation and amortization	15	15	—
Taxes, other than income taxes	23	25	(2)
Steam operating income	$(37)	$(33)	$(4)

CECONY’s steam sales and deliveries for the three months ended September 30, 2012 compared with the 2011 period were:

	Millions of Pounds Delivered				Revenues in Millions
	Three Months Ended				Three Months Ended
Description	September 30, 2012	September 30, 2011	Variation	Percent Variation	September 30, 2012	September 30, 2011	Variation	Percent Variation
General	15	15	—	—%	$2	$2	$—	—%
Apartment house	816	799	17	2.1	17	17	—	—
Annual power	3,487	3,440	47	1.4	59	58	1	1.7
Other operating revenues	—	—	—	—	(10)	(1)	(9)	Large
Total	4,318	4,254	64	1.5%	$68	$76	$(8)	(10.5)%

CECONY’s steam operating revenues decreased $8 million in the three months ended September 30, 2012 compared with the 2011 period due primarily to lower fuel ($5 million) and purchased power costs ($3 million). Other steam operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s rate plan.

Steam sales and delivery volumes increased 1.5 percent in the three months ended September 30, 2012 compared with the 2011 period. After adjusting for variations, principally weather and billing days, steam sales and deliveries increased 1.9 percent in the three months ended September 30, 2012, reflecting higher average normalized use per customer.

CECONY’s steam fuel costs decreased $5 million in the three months ended September 30, 2012 compared with the 2011 period due to lower unit costs ($5 million). Steam purchased power costs decreased $3 million in the three months ended September 30, 2012 compared with the 2011 period due to a decrease in unit costs ($3 million).

Steam operating income decreased $4 million in the three months ended September 30, 2012 compared with the 2011 period. The decrease reflects primarily higher operations and maintenance costs ($6 million, due primarily to higher pension expense ($8 million)), offset by lower taxes, other than income taxes ($2 million, principally property taxes).

Net Interest Expense

Net interest expense increased $5 million in the three months ended September 30, 2012 compared with the 2011 period due primarily to the issuance by CECONY in March 2012 of $400 million of 4.20 percent 30-year debentures.

O&R

	Three Months Ended September 30, 2012			Three Months Ended September 30, 2011
(millions of dollars)	Electric	Gas	2012 Total	Electric	Gas	2011 Total	2012-2011 Variation
Operating revenues	$199	$27	$226	$217	$24	$241	$(15)
Purchased power	70	—	70	95	—	95	(25)
Gas purchased for resale	—	11	11	—	9	9	2
Net revenues	129	16	145	122	15	137	8
Operations and maintenance	57	15	72	56	15	71	1
Depreciation and amortization	10	3	13	9	3	12	1
Taxes, other than income taxes	12	4	16	13	3	16	—
Operating income	$50	$(6)	$44	$44	$(6)	$38	$6

Electric

O&R’s results of electric operations for the three months ended September 30, 2012 compared with the 2011 period is as follows:

	Three Months Ended
(millions of dollars)	September 30, 2012	September 30, 2011	Variation
Operating revenues	$199	$217	$(18)
Purchased power	70	95	(25)
Net revenues	129	122	7
Operations and maintenance	57	56	1
Depreciation and amortization	10	9	1
Taxes, other than income taxes	12	13	(1)
Electric operating income	$50	$44	$6

O&R’s electric sales and deliveries, excluding off-system sales, for the three months ended September 30, 2012 compared with the 2011 period were:

	Millions of kWhs Delivered				Revenues in Millions
	Three Months Ended				Three Months Ended
Description	September 30, 2012	September 30, 2011	Variation	Percent Variation	September 30, 2012	September 30, 2011	Variation	Percent Variation
Residential/Religious (a)	550	578	(28)	(4.8)%	$97	$113	$(16)	(14.2)%
Commercial/Industrial	247	315	(68)	(21.6)	38	49	(11)	(22.4)
Retail access customers	885	789	96	12.2	59	53	6	11.3
Public authorities	32	33	(1)	(3.0)	3	3	—	—
Other operating revenues	—	—	—	—	2	(1)	3	Large
Total	1,714	1,715	(1)	(0.1)%	$199	$217	$(18)	(8.3)%

(a)	“Residential/Religious” generally includes single-family dwellings, individual apartments in multi-family dwellings, religious organizations and certain other not-for-profit organizations.

O&R’s electric operating revenues decreased $18 million in the three months ended September 30, 2012 compared with the 2011 period due primarily to lower purchased power costs ($25 million), offset in part by higher revenues from the New York rate plan ($3 million). O&R’s New York electric delivery revenues are subject to a revenue decoupling mechanism, as a result of which delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved. O&R’s electric sales in New Jersey and Pennsylvania are not subject to a decoupling mechanism, and as a result, changes in such volumes do impact such revenues. Other electric operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s electric rate plan. See “Rate Agreements – O&R – Electric” in Note B to the Second Quarter Financial Statements.

Electric delivery volumes in O&R’s service area decreased 0.1 percent in the three months ended September 30, 2012 compared with the 2011 period. After adjusting for weather and other variations, electric delivery volumes in O&R’s service area increased 2.7 percent in the three months ended September 30, 2012 compared with the 2011 period.

Electric operating income increased $6 million in the three months ended September 30, 2012 compared with the 2011 period. The increase reflects primarily higher net revenues ($7 million) and lower taxes, other than income taxes ($1 million), offset by higher operations and maintenance costs ($1 million), and depreciation and amortization ($1 million).

Gas

O&R’s results of gas operations for the three months ended September 30, 2012 compared with the 2011 period is as follows:

	Three Months Ended
(millions of dollars)	September 30, 2012	September 30, 2011	Variation
Operating revenues	$27	$24	$3
Gas purchased for resale	11	9	2
Net revenues	16	15	1
Operations and maintenance	15	15	—
Depreciation and amortization	3	3	—
Taxes, other than income taxes	4	3	1
Gas operating income	$(6)	$(6)	$—

O&R’s gas sales and deliveries, excluding off-system sales, for the three months ended September 30, 2012 compared with the 2011 period were:

	Thousands of dths Delivered				Revenues in Millions
	Three Months Ended				Three Months Ended
Description	September 30, 2012	September 30, 2011	Variation	Percent Variation	September 30, 2012	September 30, 2011	Variation	Percent Variation
Residential	433	380	53	13.9%	$8	$8	$—	—%
General	103	77	26	33.8	1	1	—	—
Firm transportation	910	714	196	27.5	9	8	1	12.5
Total firm sales and transportation	1,446	1,171	275	23.5	18	17	1	5.9
Interruptible sales	995	907	88	9.7	1	1	—	—
Generation plants	444	359	85	23.7	—	—	—	—
Other	65	77	(12)	(15.6)	—	—	—	—
Other gas revenues	—	—	—	—	8	6	2	33.3
Total	2,950	2,514	436	17.3%	$27	$24	$3	12.5%

O&R’s gas operating revenues increased $3 million in the three months ended September 30, 2012 compared with the 2011 period due primarily to the increase in gas purchased for resale in 2012 ($2 million). O&R’s New York revenues from gas sales are subject to a revenue decoupling mechanism as a result of which delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved.

Sales and transportation volumes for firm customers increased 23.5 percent in the three months ended September 30, 2012 compared with the 2011 period. After adjusting for weather and other variations, total firm sales and transportation volumes decreased 5.3 percent in the three months ended September 30, 2012 compared with the 2011 period.

Gas operating income was the same in the three months ended September 30, 2012 compared with the 2011 period.

Competitive Energy Businesses

The competitive energy businesses’ results of operations for the three months ended September 30, 2012 compared with the 2011 period is as follows:

	Three Months Ended
(millions of dollars)	September 30, 2012	September 30, 2011	Variation
Operating revenues	$344	$472	$(128)
Purchased power	256	408	(152)
Gas purchased for resale	—	6	(6)
Net revenues	88	58	30
Operations and maintenance	29	35	(6)
Depreciation and amortization	2	1	1
Taxes, other than income taxes	4	6	(2)
Operating income	$53	$16	$37

The competitive energy businesses’ operating revenues decreased $128 million in the three months ended September 30, 2012 compared with the 2011 period, due primarily to lower electric retail and wholesale revenues. Electric wholesale revenues decreased $47 million in the three months ended September 30, 2012 as compared with the 2011 period, due to lower unit prices ($27 million) and sales volumes ($20 million). Electric retail revenues decreased $81 million, due to lower unit prices ($44 million) and sales volume ($37 million). Net mark-to-market values increased $41 million in the three months ended September 30, 2012 as compared with the 2011 period, of which $32 million in gains are reflected in purchased power costs and $9 million in gains are reflected in revenues. Other revenues decreased $9 million in the three months ended September 30, 2012 as compared with the 2011 period due primarily to lower other wholesale revenue.

Purchased power costs decreased $152 million in the three months ended September 30, 2012 compared with the 2011 period, due primarily to lower volumes ($69 million), lower unit prices ($51 million) and changes in mark-to-market values ($32 million). Operating income increased $37 million in the three months ended September 30, 2012 compared with the 2011 period due primarily to net mark-to-market effects ($41 million).

Other

For Con Edison, “Other” includes inter-company eliminations relating to operating revenues and operating expenses.

Nine Months Ended September 30, 2012 Compared with Nine Months Ended September 30, 2011

The Companies’ results of operations (which were discussed above under “Results of Operations – Summary”) in 2012 compared with 2011 were:

	CECONY		O&R		Competitive Energy Businesses and Other (a)		Con Edison (b)
(millions of dollars)	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent
Operating revenues	$(304)	(3.8)%	$(59)	(8.9)%	$(322)	(25.4)%	$(685)	(6.9)%
Purchased power	(286)	(15.5)	(68)	(31.2)	(330)	(31.0)	(684)	(21.9)
Fuel	(104)	(32.8)	—	—	—	—	(104)	(32.8)
Gas purchased for resale	(148)	(35.9)	(14)	(22.6)	(15)	(88.2)	(177)	(36.0)
Operating revenues less purchased power, fuel and gas purchased for resale (net revenues)	234	4.3	23	6.1	23	12.3	280	4.6
Operations and maintenance	159	8.3	7	3.3	(14)	(14.7)	152	6.9
Depreciation and amortization	46	7.4	3	8.3	1	20.0	50	7.6
Taxes, other than income taxes	(30)	(2.3)	4	9.8	(1)	(6.3)	(27)	(1.9)
Operating income	59	3.6	9	9.9	37	52.1	105	5.9
Other income less deductions	1	33.3	(3)	Large	(7)	(53.8)	(9)	(69.2)
Net interest expense	10	2.5	(4)	(15.4)	1	5.3	7	1.6
Income before income tax expense	50	4.1	10	14.7	29	44.6	89	6.6
Income tax expense	11	2.6	—	—	13	46.4	24	5.0
Net income	39	4.9	10	22.7	16	43.2	65	7.5
Preferred stock dividend requirements	(6)	(66.7)	—	—	—	—	(6)	(66.7)
Net income for common stock	$45	5.8%	$10	22.7%	$16	43.2%	$71	8.3%

(a)	Includes inter-company and parent company accounting.
(b)	Represents the consolidated financial results of Con Edison and its businesses.

CECONY

	Nine Months Ended September 30, 2012				Nine Months Ended September 30, 2011
(millions of dollars)	Electric	Gas	Steam	2012 Total	Electric	Gas	Steam	2011 Total	2012-2011 Variation
Operating revenues	$6,307	$1,017	$414	$7,738	$6,378	$1,156	$508	$8,042	$(304)
Purchased power	1,527	—	27	1,554	1,799	—	41	1,840	(286)
Fuel	122	—	91	213	167	—	150	317	(104)
Gas purchased for resale	—	264	—	264	—	412	—	412	(148)
Net revenues	4,658	753	296	5,707	4,412	744	317	5,473	234
Operations and maintenance	1,691	242	132	2,065	1,522	275	109	1,906	159
Depreciation and amortization	527	89	48	664	489	82	47	618	46
Taxes, other than income taxes	1,057	167	76	1,300	1,075	175	80	1,330	(30)
Operating income	$1,383	$255	$40	$1,678	$1,326	$212	$81	$1,619	$59

Electric

CECONY’s results of electric operations for the nine months ended September 30, 2012 compared with the 2011 period is as follows:

	Nine Months Ended
(millions of dollars)	September 30, 2012	September 30, 2011	Variation
Operating revenues	$6,307	$6,378	$(71)
Purchased power	1,527	1,799	(272)
Fuel	122	167	(45)
Net revenues	4,658	4,412	246
Operations and maintenance	1,691	1,522	169
Depreciation and amortization	527	489	38
Taxes, other than income taxes	1,057	1,075	(18)
Electric operating income	$1,383	$1,326	$57

CECONY’s electric sales and deliveries, excluding off-system sales, for the nine months ended September 30, 2012 compared with the 2011 period were:

	Millions of kWhs Delivered				Revenues in Millions
	Nine Months Ended				Nine Months Ended
Description	September 30, 2012	September 30, 2011	Variation	Percent Variation	September 30, 2012	September 30, 2011	Variation	Percent Variation
Residential/Religious (a)	8,393	8,934	(541)	(6.1)%	$2,147	$2,299	$(152)	(6.6)%
Commercial/Industrial	7,561	8,639	(1,078)	(12.5)	1,526	1,823	(297)	(16.3)
Retail access customers	19,768	18,339	1,429	7.8	2,117	1,794	323	18.0
NYPA, Municipal Agency and other sales	8,233	8,407	(174)	(2.1)	477	448	29	6.5
Other operating revenues	—	—		—	40	14	26	Large
Total	43,955	44,319	(364)	(0.8)%	$6,307	$6,378	$(71)	(1.1)%

(a)	“Residential/Religious” generally includes single-family dwellings, individual apartments in multi-family dwellings, religious organizations and certain other not-for-profit organizations.

CECONY’s electric operating revenues decreased $71 million in the nine months ended September 30, 2012 compared with the 2011 period due primarily to lower purchased power ($272 million) and fuel costs ($45 million) offset in part by higher revenues from the electric rate plan ($270 million). CECONY’s revenues from electric sales are subject to a revenue decoupling mechanism, as a result of which delivery revenues generally are not affected by changes in delivery volumes from levels assumed when rates were approved. Other electric operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the revenue decoupling mechanism and other provisions of the company’s rate plan.

Electric delivery volumes in CECONY’s service area decreased 0.8 percent in the nine months ended September 30, 2012 compared with the 2011 period. After adjusting for variations, principally weather and billing days, electric delivery volumes in CECONY’s service area increased 0.5 percent in the nine months ended September 30, 2012 compared with the 2011 period reflecting higher average use per customer.

CECONY’s electric purchased power costs decreased $272 million in the nine months ended September 30, 2012 compared with the 2011 period due to a decrease in purchased volumes ($224 million) and unit costs ($48 million). Electric fuel costs decreased $45 million in the nine months ended September 30, 2012 compared with the 2011 period due to lower unit costs ($51 million), offset by higher sendout volumes from the company’s electric generating facilities ($6 million).

CECONY’s electric operating income increased $57 million in the nine months ended September 30, 2012 compared with the 2011 period. The increase reflects primarily higher net revenues ($246 million, due primarily to the electric rate plan) and lower taxes, other than income taxes ($18 million, principally property taxes). The higher net revenues were offset by higher operations and maintenance costs ($169 million, due primarily to higher pension expense ($118 million), an increase in surcharges that are collected from customers ($35 million) and higher support and maintenance of company underground facilities to accommodate municipal projects ($11 million)) and higher depreciation and amortization ($38 million).

Gas

CECONY’s results of gas operations for the nine months ended September 30, 2012 compared with the 2011 period is as follows:

	Nine Months Ended
(millions of dollars)	September 30, 2012	September 30, 2011	Variation
Operating revenues	$1,017	$1,156	$(139)
Gas purchased for resale	264	412	(148)
Net revenues	753	744	9
Operations and maintenance	242	275	(33)
Depreciation and amortization	89	82	7
Taxes, other than income taxes	167	175	(8)
Gas operating income	$255	$212	$43

CECONY’s gas sales and deliveries, excluding off-system sales, for the nine months ended September 30, 2012 compared with the 2011 period were:

	Thousands of dths Delivered				Revenues in Millions
	Nine Months Ended				Nine Months Ended
Description	September 30, 2012	September 30, 2011	Variation	Percent Variation	September 30, 2012	September 30, 2011	Variation	Percent Variation
Residential	24,590	30,384	(5,794)	(19.1)%	$450	$553	$(103)	(18.6)%
General	18,012	20,896	(2,884)	(13.8)	211	269	(58)	(21.6)
Firm transportation	38,620	41,859	(3,239)	(7.7)	284	263	21	8.0
Total firm sales and transportation	81,222	93,139	(11,917)	(12.8)	945	1,085	(140)	(12.9)
Interruptible sales (a)	4,542	8,278	(3,736)	(45.1)	24	65	(41)	(63.1)
NYPA	34,285	24,536	9,749	39.7	2	2	—	—
Generation plants	63,161	60,706	2,455	4.0	23	25	(2)	(8.0)
Other	17,128	17,245	(117)	(0.7)	30	40	(10)	(25.0)
Other operating revenues	—	—	—	—	(7)	(61)	54	88.5
Total	200,338	203,904	(3,566)	(1.7)%	$1,017	$1,156	$(139)	(12.0)%

(a)	Includes 4,613 mdths and 3,214 mdths for the nine months ended September 30, 2012 and 2011, respectively, which are also reflected in firm transportation and other.

CECONY’s gas operating revenues decreased $139 million in the nine months ended September 30, 2012 compared with the 2011 period due primarily to a decrease in gas purchased for resale costs ($148 million). CECONY’s revenues from gas sales are subject to a weather normalization clause and a revenue decoupling mechanism as a result of which delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved. Other gas operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s rate plan.

CECONY’s sales and transportation volumes for firm customers decreased 12.8 percent in the nine months ended September 30, 2012 compared with the 2011 period. After adjusting for variations, principally weather and billing days, firm gas sales and transportation volumes in the company’s service area increased 0.6 percent in the nine months ended September 30, 2012.

CECONY’s purchased gas cost decreased $148 million in the nine months ended September 30, 2012 compared with the 2011 period due to lower unit costs ($111 million) and sendout volumes ($37 million).

CECONY’s gas operating income increased $43 million in the nine months ended September 30, 2012 compared with the 2011 period. The increase reflects primarily lower operations and maintenance costs ($33 million, due primarily to a decrease in the surcharges that are collected from customers ($19 million) and higher support and maintenance of company underground facilities to accommodate municipal projects ($6 million)), lower taxes, other than income taxes ($8 million, principally property taxes and local revenue taxes) and higher net revenues ($9 million), offset by higher depreciation ($7 million).

Steam

CECONY’s results of steam operations for the nine months ended September 30, 2012 compared with the 2011 period is as follows:

	Nine Months Ended
(millions of dollars)	September 30, 2012	September 30, 2011	Variation
Operating revenues	$414	$508	$(94)
Purchased power	27	41	(14)
Fuel	91	150	(59)
Net revenues	296	317	(21)
Operations and maintenance	132	109	23
Depreciation and amortization	48	47	1
Taxes, other than income taxes	76	80	(4)
Steam operating income	$40	$81	$(41)

CECONY’s steam sales and deliveries for the nine months ended September 30, 2012 compared with the 2011 period were:

	Millions of Pounds Delivered				Revenues in Millions
	Nine Months Ended				Nine Months Ended
Description	September 30, 2012	September 30, 2011	Variation	Percent Variation	September 30, 2012	September 30, 2011	Variation	Percent Variation
General	308	422	(114)	(27.0)%	$18	$22	$(4)	(18.2)%
Apartment house	3,858	4,515	(657)	(14.6)	112	131	(19)	(14.5)
Annual power	10,999	13,041	(2,042)	(15.7)	315	375	(60)	(16.0)
Other operating revenues	—	—	—	—	(31)	(20)	(11)	(55.0)
Total	15,165	17,978	(2,813)	(15.6)%	$414	$508	$(94)	(18.5)%

CECONY’s steam operating revenues decreased $94 million in the nine months ended September 30, 2012 compared with the 2011 period due primarily to lower fuel ($59 million), the impact of milder weather ($47 million) and lower purchased power costs ($14 million), offset by the net change in rates under the steam rate plan ($29 million). Other steam operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s rate plan.

Steam sales and delivery volumes decreased 15.6 percent in the nine months ended September 30, 2012 compared with the 2011 period reflecting milder winter weather. After adjusting for variations, principally weather and billing days, steam sales and deliveries decreased 0.8 percent in the nine months ended September 30, 2012, reflecting lower average normalized use per customer.

CECONY’s steam fuel costs decreased $59 million in the nine months ended September 30, 2012 compared with the 2011 period due to lower unit costs ($44 million) and sendout volumes ($15 million). Steam purchased power costs decreased $14 million in the nine months ended September 30, 2012 compared with the 2011 period due to a decrease in unit costs ($38 million) offset by an increase in purchased volumes ($24 million).

Steam operating income decreased $41 million in the nine months ended September 30, 2012 compared with the 2011 period. The decrease reflects primarily lower net revenues ($21 million), higher operations and maintenance costs ($23 million, due primarily to higher pension expense ($31 million)) and higher depreciation and amortization ($1 million), offset by lower taxes, other than income taxes ($4 million, principally property taxes and local revenue taxes).

Net Interest Expense

Net interest expense increased $10 million in the nine months ended September 30, 2012 compared with the 2011 period due primarily to the issuance by CECONY in March 2012 of $400 million of 4.20 percent 30-year debentures.

Income Taxes

Income taxes increased $11 million in the nine months ended September 30, 2012 compared with the 2011 period reflecting higher income before income tax expense, offset by higher deductions for injuries and damages payments in the 2012 period.

O&R

	Nine Months Ended September 30, 2012		Nine Months Ended September 30, 2011
(millions of dollars)	Electric	Gas	2012 Total	Electric	Gas	2011 Total	2012-2011 Variation
Operating revenues	$457	$144	$601	$507	$153	$660	$(59)
Purchased power	150	—	150	218	—	218	(68)
Gas purchased for resale	—	48	48	—	62	62	(14)
Net revenues	307	96	403	289	91	380	23
Operations and maintenance	171	48	219	164	48	212	7
Depreciation and amortization	28	11	39	26	10	36	3
Taxes, other than income taxes	34	11	45	30	11	41	4
Operating income	$74	$26	$100	$69	$22	$91	$9

Electric

O&R’s results of electric operations for the nine months ended September 30, 2012 compared with the 2011 period is as follows:

	Nine Months Ended
(millions of dollars)	September 30, 2012	September 30, 2011	Variation
Operating revenues	$457	$507	$(50)
Purchased power	150	218	(68)
Net revenues	307	289	18
Operations and maintenance	171	164	7
Depreciation and amortization	28	26	2
Taxes, other than income taxes	34	30	4
Electric operating income	$74	$69	$5

O&R’s electric sales and deliveries, excluding off-system sales, for the nine months ended September 30, 2012 compared with the 2011 period were:

	Millions of kWhs Delivered				Revenues in Millions
	Nine Months Ended				Nine Months Ended
Description	September 30, 2012	September 30, 2011	Variation	Percent Variation	September 30, 2012	September 30, 2011	Variation	Percent Variation
Residential/Religious (a)	1,297	1,388	(91)	(6.6)%	$210	$253	$(43)	(17.0)%
Commercial/Industrial	736	912	(176)	(19.3)	94	128	(34)	(26.6)
Retail access customers	2,315	2,079	236	11.4	138	121	17	14.0
Public authorities	89	83	6	7.2	7	8	(1)	(12.5)
Other operating revenues	—	—	—	—	8	(3)	11	Large
Total	4,437	4,462	(25)	(0.6)%	$457	$507	$(50)	(9.9)%

(a)	“Residential/Religious” generally includes single-family dwellings, individual apartments in multi-family dwellings, religious organizations and certain other not-for-profit organizations.

O&R’s electric operating revenues decreased $50 million in the nine months ended September 30, 2012 compared with the 2011 period due primarily to lower purchased power costs ($68 million), offset in part by higher revenues from the New York rate plan ($8 million). O&R’s New York electric delivery revenues are subject to a revenue decoupling mechanism, as a result of which delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved. O&R’s electric sales in New Jersey and Pennsylvania are not subject to a decoupling mechanism, and as a result, changes in such volumes do impact such revenues. Other electric operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s electric rate plan. See “Rate Agreements – O&R – Electric” in Note B to the Second Quarter Financial Statements.

Electric delivery volumes in O&R’s service area decreased 0.6 percent in the nine months ended September 30, 2012 compared with the 2011 period. After adjusting for weather and other variations, electric delivery volumes in O&R’s service area increased 1.8 percent in the nine months ended September 30, 2012 compared with the 2011 period.

Electric operating income increased $5 million in the nine months ended September 30, 2012 compared with the 2011 period. The increase reflects primarily higher net revenues ($18 million), offset by higher operations and maintenance costs ($7 million, due to higher pension and health care expense), taxes other than income taxes ($4 million, principally property taxes) and higher depreciation and amortization ($2 million).

Gas

O&R’s results of gas operations for the nine months ended September 30, 2012 compared with the 2011 period is as follows:

	Nine Months Ended
(millions of dollars)	September 30, 2012	September 30, 2011	Variation
Operating revenues	$144	$153	$(9)
Gas purchased for resale	48	62	(14)
Net revenues	96	91	5
Operations and maintenance	48	48	—
Depreciation and amortization	11	10	1
Taxes, other than income taxes	11	11	—
Gas operating income	$26	$22	$4

O&R’s gas sales and deliveries, excluding off-system sales, for the nine months ended September 30, 2012 compared with the 2011 period were:

	Thousands of dths Delivered				Revenues in Millions
	Nine Months Ended				Nine Months Ended
Description	September 30, 2012	September 30, 2011	Variation	Percent Variation	September 30, 2012	September 30, 2011	Variation	Percent Variation
Residential	4,114	5,127	(1,013)	(19.8)%	$59	$76	$(17)	(22.4)%
General	827	1,006	(179)	(17.8)	10	13	(3)	(23.1)
Firm transportation	6,860	7,672	(812)	(10.6)	54	52	2	3.8
Total firm sales and transportation	11,801	13,805	(2,004)	(14.5)	123	141	(18)	(12.8)
Interruptible sales	3,250	3,213	37	1.2	3	3	—	—
Generation plants	444	1,109	(665)	(60.0)	—	—	—	—
Other	506	612	(106)	(17.3)	—	—	—	—
Other gas revenues	—	—	—	—	18	9	9	Large
Total	16,001	18,739	(2,738)	(14.6)%	$144	$153	$(9)	(5.9)%

O&R’s gas operating revenues decreased $9 million in the nine months ended September 30, 2012 compared with the 2011 period due primarily to the decrease in gas purchased for resale in 2012 ($14 million). O&R’s New York revenues from gas sales are subject to a weather normalization clause and a revenue decoupling mechanism as a result of which delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved.

Sales and transportation volumes for firm customers decreased 14.5 percent in the nine months ended September 30, 2012 compared with the 2011 period. After adjusting for weather and other variations, total firm sales and transportation volumes increased 0.6 percent in the nine months ended September 30, 2012 compared with the 2011 period.

Gas operating income increased $4 million in the nine months ended September 30, 2012 compared with the 2011 period. The increase reflects primarily higher net revenues ($5 million), offset by higher depreciation and amortization ($1 million).

Competitive Energy Businesses

The competitive energy businesses’ results of operations for the nine months ended September 30, 2012 compared with the 2011 period is as follows:

	Nine Months Ended
(millions of dollars)	September 30, 2012	September 30, 2011	Variation
Operating revenues	$954	$1,286	$(332)
Purchased power	736	1,076	(340)
Gas purchased for resale	2	17	(15)
Net revenues	216	193	23
Operations and maintenance	85	97	(12)
Depreciation and amortization	6	5	1
Taxes, other than income taxes	14	16	(2)
Operating income	$111	$75	$36

The competitive energy businesses’ operating revenues decreased $332 million in the nine months ended September 30, 2012 compared with the 2011 period, due primarily to lower electric retail and wholesale revenues. Electric wholesale revenues decreased $122 million in the nine months ended September 30, 2012 as compared with the 2011 period, due to lower sales volumes ($93 million) and unit prices ($29 million). Electric retail revenues decreased $213 million, due to lower sales volume ($115 million) and unit prices ($98 million). Net mark-to-market values increased $37 million in the nine months ended September 30, 2012 as compared with the 2011 period, of which $16 million in gains are reflected in purchased power costs and $21 million in gains are reflected in revenues. Other revenues decreased $18 million in the nine months ended September 30, 2012 as compared with the 2011 period due primarily to lower other wholesale revenue ($17 million) and energy services revenue ($16 million), offset by higher solar revenue ($14 million).

Purchased power costs decreased $340 million in the nine months ended September 30, 2012 compared with the 2011 period, due primarily to lower volumes ($175 million), lower unit prices ($149 million) and changes in mark-to-market values ($16 million). Operating income increased $36 million in the nine months ended September 30, 2012 compared with the 2011 due primarily to net mark-to-market effects ($37 million).

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

The Utilities have undertaken a project with the objective of improving business processes and information systems. The Utilities expect the project to reduce costs, improve support of operating activities, reduce financial reporting risks, and simplify compliance activities. The focus of the project is the new financial and supply chain enterprise resource planning information systems that the Utilities began to use in July 2012. The Utilities expect the project to enhance the processes used by employees to record financial transactions and analyze data; purchase materials and services and manage inventory; develop business plans and budgets and report financial and purchasing data. The project has materially affected the Companies’ internal control over financial reporting. There was no other change in the Companies’ internal control over financial reporting that occurred during the Companies’ most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Companies’ internal control over financial reporting.

Part II Other Information

Item 1: Legal Proceedings

For information about certain legal proceedings affecting the Companies, see Notes B, G and H to the financial statements in Part I, Item 1 of this report, which information is incorporated herein by reference.

Item 1A: Risk Factors

There were no material changes in the Companies’ risk factors compared to those disclosed in Item 1A of the Form 10-K.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased*	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Appropriate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2012 to July 31, 2012	107,165	$62.91	—	—
August 1, 2012 to August 31, 2012	46,777	63.88	—	—
September 1, 2012 to September 30, 2012	49,752	59.66	—	—
Total	203,694	$62.34	—	—

*	Represents Con Edison common shares purchased in open-market transactions. The number of shares purchased approximated the number of treasury shares used for the company’s employee stock plans.

Item 6: Exhibits

CON EDISON

Exhibit 12.1	Statement of computation of Con Edison’s ratio of earnings to fixed charges for the nine-month periods ended September 30, 2012 and 2011, and the 12-month period ended December 31, 2011.

Exhibit 31.1.1	Rule 13a-14(a)/15d-14(a) Certifications – Chief Executive Officer.

Exhibit 31.1.2	Rule 13a-14(a)/15d-14(a) Certifications – Chief Financial Officer.

Exhibit 32.1.1	Section 1350 Certifications – Chief Executive Officer.

Exhibit 32.1.2	Section 1350 Certifications – Chief Financial Officer.

Exhibit 101.INS	XBRL Instance Document.

Exhibit 101.SCH	XBRL Taxonomy Extension Schema.

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase.

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase.

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

CECONY

Exhibit 12.2	Statement of computation of CECONY’s ratio of earnings to fixed charges for the nine-month periods ended September 30, 2012 and 2011, and the 12-month period ended December 31, 2011.

Exhibit 31.2.1	Rule 13a-14(a)/15d-14(a) Certifications – Chief Executive Officer.

Exhibit 31.2.2	Rule 13a-14(a)/15d-14(a) Certifications – Chief Financial Officer.

Exhibit 32.2.1	Section 1350 Certifications – Chief Executive Officer.

Exhibit 32.2.2	Section 1350 Certifications – Chief Financial Officer.

Exhibit 101.INS	XBRL Instance Document.

Exhibit 101.SCH	XBRL Taxonomy Extension Schema.

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase.

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase.

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONSOLIDATED EDISON, INC.
CONSOLIDATED EDISON COMPANY OF NEW YORK, INC.

DATE: November 5, 2012	By	/s/ Robert Hoglund
Robert Hoglund Senior Vice President, Chief Financial Officer and Duly Authorized Officer

