Form 10-K
period 2012-12-31
CONSOLIDATED EDISON CO OF NEW YORK INC; CONSOLIDATED EDISON INC
filed 2013-02-21
CIK 23632, 1047862

United States

Securities And Exchange Commission

Washington, D.C. 20549

FORM 10-K

☒     Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Fiscal Year Ended December 31, 2012

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

Securities Registered Pursuant to Section 12(g) of the Act: None

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

CON EDISON ANNUAL REPORT	1

this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Con Edison	Yes	☒	No	☐
CECONY	Yes	☒	No	☐

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

The aggregate market value of the common equity of Con Edison held by non-affiliates of Con Edison, as of June 30, 2012, was approximately $18.2 billion.

As of January 31, 2013, Con Edison had outstanding 292,877,396 Common Shares ($.10 par value).

All of the outstanding common equity of CECONY is held by Con Edison.

Documents Incorporated By Reference

Portions of Con Edison’s definitive proxy statement for its Annual Meeting of Stockholders to be held on May 20, 2013, to be filed with the Commission pursuant to Regulation 14A, not later than 120 days after December 31, 2012, is incorporated in Part III of this report.

Filing Format

This Annual Report on Form 10-K is a combined report being filed separately by two different registrants: Consolidated Edison, Inc. (Con Edison) and Consolidated Edison Company of New York, Inc. (CECONY). CECONY is a wholly-owned subsidiary of Con Edison and, as such, the information in this report about CECONY also applies to Con Edison. CECONY meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format.

As used in this report, the term the “Companies” refers to Con Edison and CECONY. However, CECONY makes no representation as to the information contained in this report relating to Con Edison or the subsidiaries of Con Edison other than itself.

2	CON EDISON ANNUAL REPORT

Glossary of Terms

The following is a glossary of frequently used abbreviations or acronyms that are used in the Companies’ SEC reports:

Con Edison Companies
Con Edison	Consolidated Edison, Inc.
CECONY	Consolidated Edison Company of New York, Inc.
Con Edison Development	Consolidated Edison Development, Inc.
Con Edison Energy	Consolidated Edison Energy, Inc.
Con Edison Solutions	Consolidated Edison Solutions, Inc.
O&R	Orange and Rockland Utilities, Inc.
Pike	Pike County Light & Power Company
RECO	Rockland Electric Company
The Companies	Con Edison and CECONY
The Utilities	CECONY and O&R

Regulatory Agencies, Government Agencies, and Quasi-governmental Not-for-Profits
EPA	U. S. Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
IRS	Internal Revenue Service
ISO-NE	ISO New England Inc.
NJBPU	New Jersey Board of Public Utilities
NJDEP	New Jersey Department of Environmental Protection
NYISO	New York Independent System Operator
NYPA	New York Power Authority
NYSAG	New York State Attorney General
NYSDEC	New York State Department of Environmental Conservation
NYSERDA	New York State Energy Research and Development Authority
NYSPSC	New York State Public Service Commission
NYSRC	New York State Reliability Council, LLC
PAPUC	Pennsylvania Public Utility Commission
PJM	PJM Interconnection LLC
SEC	U.S. Securities and Exchange Commission

Accounting
ABO	Accumulated Benefit Obligation
ASU	Accounting Standards Update
FASB	Financial Accounting Standards Board
LILO	Lease In/Lease Out
OCI	Other Comprehensive Income
SFAS	Statement of Financial Accounting Standards
VIE	Variable interest entity

Environmental
CO2	Carbon dioxide
GHG	Greenhouse gases
MGP Sites	Manufactured gas plant sites
PCBs	Polychlorinated biphenyls
PRP	Potentially responsible party
SO2	Sulfur dioxide
Superfund	Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 and similar state statutes

CON EDISON ANNUAL REPORT	3

Units of Measure
AC	Alternating current
dths	Dekatherms
kV	Kilovolt
kWh	Kilowatt-hour
mdths	Thousand dekatherms
MMlbs	Million pounds
MVA	Megavolt ampere
MW	Megawatt or thousand kilowatts
MWH	Megawatt hour

Other
AFDC	Allowance for funds used during construction
COSO	Committee of Sponsoring Organizations of the Treadway Commission
EMF	Electric and magnetic fields
ERRP	East River Repowering Project
Fitch	Fitch Ratings
LTIP	Long Term Incentive Plan
Moody’s	Moody’s Investors Service
S&P	Standard & Poor’s Financial Services LLC
VaR	Value-at-Risk

4	CON EDISON ANNUAL REPORT

CON EDISON ANNUAL REPORT	5

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

Selected Financial Data

Con Edison

	For the Year Ended December 31,
(millions of dollars, except per share amounts)	2008		2009		2010		2011		2012
Operating revenues	$13,583		$13,032		$13,325		$12,886		$12,188
Energy costs	7,584		6,242		5,754		5,001		3,887
Operating income	1,920		1,899		2,120		2,239		2,339
Net income	933	(a)	879		1,003		1,062		1,141
Total assets	33,498		33,844	(b)	36,348	(c)	39,214	(d)	41,209	(e)
Long-term debt	9,232		9,854		10,671		10,143		10,062
Shareholders’ equity	9,911		10,462		11,274		11,649		11,869
Basic earnings per share
Continuing operations	$3.37		$3.16		$3.49		$3.59		$3.88
Diluted earnings per share
Continuing operations	$3.36		$3.14		$3.47		$3.57		$3.86
Cash dividends per common share	$2.34		$2.36		$2.38		$2.40		$2.42
Book value per share	$35.43		$36.82		$37.95		$39.05		$40.53
Average common shares outstanding (millions)	273		275		284		293		293
Stock price low	$34.11		$32.56		$41.52		$48.55		$53.63
Stock price high	$49.30		$46.35		$51.03		$62.74		$65.98

(a)	Represents income from continuing operations.
(b)	Reflects a $1,130 million decrease in regulatory assets for unrecognized pension and other postretirement costs. See Notes E and F to the financial statements in Item 8.
(c)	Reflects a $1,399 million increase in net plant, a $303 million increase in regulatory assets—environmental remediation costs and a $210 million increase in prepayments.
(d)	Reflects a $1,230 million increase in net plant and a $1,481 million increase in regulatory assets for unrecognized pension and other postretirement costs. See Notes E and F to the financial statements in Item 8.
(e)	Reflects a $1,846 million increase in net plant and a $304 million increase in regulatory assets for deferred storm costs. See Note B to the financial statements in Item 8.

6	CON EDISON ANNUAL REPORT

CECONY

	For the Year Ended December 31,
(millions of dollars)	2008	2009		2010		2011		2012
Operating revenues	$10,424	$10,036		$10,573		$10,432		$10,187
Energy costs	4,844	3,904		3,715		3,243		2,665
Operating income	1,667	1,716		1,922		2,083		2,093
Net income for common stock	783	781		893		978		1,014
Total assets	30,415	30,461	(a)	32,605	(b)	35,218	(c)	36,885	(d)
Long-term debt	8,494	9,038		9,743		9,220		9,145
Shareholder’s equity	9,204	9,560		10,136		10,431		10,552

(a)	Reflects a $1,076 million decrease in regulatory assets for unrecognized pension and other retirement costs. See Notes E and F to the financial statements in Item 8.
(b)	Reflects a $1,257 million increase in net plant, a $241 million increase in regulatory assets—environmental remediation costs and a $125 million increase in accounts receivable from affiliated companies.
(c)	Reflects a $1,101 million increase in net plant and a $1,402 million increase in regulatory assets for unrecognized pension and other postretirement costs. See Notes E and F to the financial statements in Item 8.
(d)	Reflects a $1,243 million increase in net plant and a $229 million increase in regulatory assets for deferred storm costs. See Note B to the financial statements in Item 8.

Significant 2012 Developments

•

CECONY delivered 57,201 million kWhs of electricity (1.1 percent decrease from prior year), 116,416 mdths of gas (9.8 percent decrease from prior year) and 19,741 MMlbs of steam to its customers (11.6 percent decrease from prior year). The company’s electric and gas rate plans include revenue decoupling mechanisms pursuant to which delivery revenues are not generally affected by changes in delivery volumes from levels assumed in the rate plans. See “Results of Operations” in Item 7.

•	CECONY invested $1,909 million to upgrade and reinforce its energy delivery systems. O&R invested $137 million in its energy delivery systems. See “Capital Requirements and Resources” in Item 1.

•

CECONY’s electric, gas and steam rates increased (on an annual basis) $286.9 million (April 2012), $46.7 million (October 2012) and $17.8 million plus a one-time surcharge of $31.7 million (October 2012), respectively. O&R’s electric and gas rates increased (on an annual basis) $19.4 million and $4.6 million plus a one-time surcharge of $4.3 million, respectively (July and November 2012). See Note B to the financial statements in Item 8.

•

In late October 2012, Superstorm Sandy caused extensive damage to the Utilities’ electric distribution system. Superstorm Sandy interrupted service to approximately 1.4 million of the Utilities’ customers – more than four times the number of customers impacted by the Utilities’ previous worst storm event (Hurricane Irene in 2011). See “Other Regulatory Matters” in Note B to the financial statements in Item 8.

Available Information

Con Edison and CECONY file annual, quarterly and current reports and other information, and Con Edison files proxy statements, with the Securities and Exchange Commission (SEC). The public may read and copy any materials that the Companies file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580 Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy statements, and other information regarding issuers (including Con Edison and CECONY) that file electronically with the SEC. The address of that site is www.sec.gov.

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

CON EDISON ANNUAL REPORT	7

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

8	CON EDISON ANNUAL REPORT

ITEM 1:	BUSINESS

CON EDISON ANNUAL REPORT	9

Incorporation By Reference

Information in any item of this report as to which reference is made in this Item 1 is hereby incorporated by reference in this Item 1. The use of terms such as “see” or “refer to” shall be deemed to incorporate into Item 1 at the place such term is used the information to which such reference is made.

10	CON EDISON ANNUAL REPORT

PART I

ITEM 1:	BUSINESS

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

Steam

CECONY operates the largest steam distribution system in the United States by producing and delivering approximately 20,000 MMlbs of steam annually to approximately 1,717 customers in parts of Manhattan.

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

Competitive Energy Businesses

Con Edison pursues competitive energy opportunities through three wholly-owned subsidiaries: Con Edison Solutions, Con Edison Energy and Con Edison Development. These businesses include the sales and related hedging of electricity to wholesale and retail customers, sales of certain energy-related products and services, and participation in energy infrastructure projects. At December 31, 2012, Con Edison’s equity investment in its competitive energy businesses was $522 million and their assets amounted to $1,061 million.

CON EDISON ANNUAL REPORT	11

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

In November 2012, the Governor of New York established a commission to review actions taken by New York utilities relating to emergency weather events, including Superstorm Sandy and other major storms, and to make recommendations regarding, among other things, the oversight, management and legal framework governing power delivery services in New York. See “Other Regulatory Matters” in Note B to the financial statements in Item 8. In January 2013, following the issuance of recommendations by the commission, the Governor submitted a bill to the State legislature that, among other things, would authorize the NYSPSC to (i) levy expanded penalties against utilities; (ii) review, at least every five years, a utility’s capability to provide safe, adequate and reliable service, and order the utility to comply with additional and more stringent terms of service than existed prior to the review or cause the utility to divest some or all of its utility assets, including franchise territories (based on standards established by the NYSPSC to ensure continuity of service, due process and fair and just compensation); and (iii) revoke or modify an operating certificate issued to the utility by the NYSPSC (following consideration of certain factors, including public interest and standards deemed necessary by the NYSPSC to ensure continuity of service, and due process).

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

For each rate plan, the revenues needed to provide the utility a return on invested capital is determined by multiplying the utilities’ forecasted rate base by the utility’s pre-tax weighted average cost of capital. In general, rate base is the amount of the utility’s net plant, deferred taxes and working capital. The NYSPSC uses a forecast of rate base for the rate year. The weighted average cost of capital is determined based on the forecasted amounts and costs of long-term debt and customer deposits, the forecasted amount of common equity and an allowed return on common equity determined by the state utility regulator. The NYSPSC’s current methodology for determining the allowed return on common equity assigns a one-third weight to an estimate determined from a capital asset pricing model applied to a peer group of utility companies and a two-thirds weight to an estimate

12	CON EDISON ANNUAL REPORT

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

“Other cost reconciliations” that reconcile pension and other postretirement benefit costs, environmental remediation costs, and certain other costs to amounts reflected in delivery rates for such costs. Utilities generally retain the right to petition for recovery or accounting deferral of extraordinary and material cost increases for items such as major storm events and provision is sometimes made for the utility to retain a share of cost reductions, for example, property tax refunds.

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

Effective Period	Rate Increases		Rate Base	Amortization To Income of Net Regulatory (Assets) and Liabilities	Authorized Return on Equity (ROE)		ROE Sharing Threshold Earnings Sharing Terms(a) (Shareholders/ Customers)
(millions of dollars, except percentages)
CECONY – Electric(b)
April 2010 – March 2013	Yr. 1 – $420.4 Yr. 2 – $420.4 Yr. 3 – $286.9		Yr. 1 – $14,887 Yr. 2 – $15,987 Yr. 3 – $16,826	$(75) over 3 yrs.	10.15%		Yr. 1 – 11.15% - 12.149%: 50/50 12.15% - 13.149%: 25/75 > 13.149%: 10/90(c)
CECONY – Gas(b)
October 2010 – September 2013	Yr. 1 – $47.1 Yr. 2 – $47.9 Yr. 3 – $46.7		Yr. 1 – $3,027 Yr. 2 – $3,245 Yr. 3 – $3,434	$(53) over 3 yrs.	9.6%		Yr. 1 – 10.35% - 11.59%: 40/60 11.6% - 12.59%: 25/75 > 12.59%: 10/90(d)
CECONY – Steam(b)
October 2010 – September 2013	Yr. 1 – $49.5 Yr. 2 – $49.5 Yr. 3 – $17.8	(e)	Yr. 1 – $1,589 Yr. 2 – $1,603 Yr. 3 – $1,613	$(20) over 3 yrs.	9.6%		Yr. 1 – 10.35% - 11.59%: 40/60 11.6% - 12.59%: 25/75 >12.59%:10/90(d)
O&R – Electric (NY)
July 2012 – June 2015	Yr. 1 – $19.4 Yr. 2 – $ 8.8 Yr. 3 – $15.2		Yr. 1 – $671 Yr. 2 – $708 Yr. 3 – $759	$(32) over 3 yrs.	Yr. 1 – 9.4 Yr. 2 – 9.5 Yr. 3 – 9.6	% % %	Yr. 1 – 10.21% - 11.2%: 50/50 11.21% - 12.2%: 25/75 > 12.2%: 10/90(f)
O&R – Gas (NY)
November 2009 – October 2012	Yr. 1 – $9.0 Yr. 2 – $9.0 Yr. 3 – $4.6	(g)	Yr. 1 – $280 Yr. 2 – $296 Yr. 3 – $309	$(2) over 3 yrs.	10.4%		11.4% – 12.4% - 50/50 12.4% - 14% - 35/65 >14% – 10/90

(a)	Subject to limitation for cost reconciliations described in Note B to the financial statements in Item 8.
(b)	Pursuant to NYSPSC orders, a portion of the company’s revenues is being collected subject to refund. See “Other Regulatory Matters” in Note B to the financial statements in Item 8.
(c)	In Yr. 2 and Yr. 3, 10.65% – 12.149%: 40/60, 12.15% – 13.149%: 25/75, and > 13.15%: 10/90.
(d)	In Yr. 2 and Yr. 3, 10.1% – 11.59%: 40/60, 11.6% – 12.59%: 25/75, and >12.6%: 10/90.
(e)	The rate plan provides for a one-time surcharge of $31.7 million in Year 3.
(f)	In Yr. 2, 10.31% – 11.3%: 50/50, 11.31% – 12.3%: 25/75, and >12.3%: 10/90. In Yr. 3, 10.41% – 11.4%: 50/50, 11.41% – 12.4%: 25/75, and >12.4%: 10/90.
(g)	The rate plan provides for a one-time surcharge of $4.3 million in Year 3.

CON EDISON ANNUAL REPORT	13

In January 2013, CECONY filed a request with the NYSPSC for new electric, gas and steam rate plans. See Note B to the financial statements (which information is incorporated by reference herein).

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

Generic Proceedings

The NYSPSC from time to time conducts “generic” proceedings to consider issues relating to all electric and gas utilities operating in New York State. Pending proceedings included those relating to utilities exiting the service of selling electric energy and gas at retail (including an examination of utilities’ provider of last resort responsibility); the utilities’ vision for the ‘smart grid’; and the implementation of energy efficiency and renewable energy programs and consumer protections. The Utilities are typically active participants in such proceedings. The Utilities do not expect that these pending generic proceedings will have a material adverse effect on their financial positions, results of operation or liquidity. In February 2011, the NYSPSC initiated a proceeding to examine the existing mechanisms pursuant to which utilities recover site investigation and remediation costs and possible alternatives. In November 2012, the NYSPSC adopted an order in which it, among other things, declined to adopt a generic policy requiring sharing such costs between utilities and their customers and indicated that sharing may be appropriate in specific company and rate case circumstances (for example, to serve as an incentive to a utility that has failed to adequately constrain such costs or, in the context of a multi-year rate plan, where some allocation of earnings in excess of the allowed rate of return could be used toward payment of such costs). See “Environmental Matters – CECONY” and “Environmental Matters – O&R,” below, and Note G to the financial statements in Item 8.

Federal Utility Regulation

The Federal Energy Regulatory Commission (FERC), among other things, regulates the transmission and wholesale sales of electricity in interstate commerce and the transmission and sale of natural gas for resale in interstate commerce. In addition, the FERC has the authority to impose penalties, which could be substantial, including penalties for the violation of reliability and cyber security rules. Certain activities of the Utilities and the competitive energy businesses are subject to the jurisdiction of the FERC. The Utilities are subject to regulation by the FERC with respect to electric transmission rates and to regulation by the NYSPSC with respect to electric and gas retail commodity sales and local delivery service. As a matter of practice, the NYSPSC has approved delivery service rates that include both distribution and transmission costs.

New York Independent System Operator (NYISO)

The NYISO is a not-for-profit organization that controls and operates most of the electric transmission facilities in New York State, including those of the Utilities, as an integrated system and administers wholesale markets for electricity in New York State. In addition to operating the state’s high voltage grid, the NYISO administers the energy, ancillary services and capacity markets. The New York State Reliability Council (NYSRC) promulgates reliability standards subject to FERC oversight. Pursuant to a requirement that is set annually by the NYSRC, the NYISO requires that entities supplying electricity to customers in New York State have generating capacity (owned, procured through the NYISO capacity markets or contracted for) in an amount equal to the peak demand of their customers plus the applicable reserve margin. In addition, the NYISO has determined that entities that serve customers in New York City must have enough capacity that is electrically located in New York City to cover a substantial percentage (currently 83 percent; 86 percent effective May 2013) of the peak demands of their New York City customers. These requirements apply both to regulated utilities such as CECONY and O&R for the customers they supply under regulated tariffs and to companies such as Con Edison Solutions that supply customers on market terms. RECO, O&R’s New Jersey subsidiary, provides electric service in an area that has a different independent system operator – PJM Interconnection LLC (PJM).

New York Energy Highway

In October 2012, the Energy Highway Task Force appointed by the Governor of New York issued its Blueprint containing recommendations to modernize New York’s energy systems. The recommended actions included electric transmission construction and upgrades to electric and natural gas infrastructure.

In November 2012, the NYSPSC established a proceeding to review specific proposals from utilities and private developers

14	CON EDISON ANNUAL REPORT

for new electric transmission lines and upgrades to existing facilities that will address transmission congestion between upstate and downstate. In January 2013, the owners of transmission facilities in New York (including the Utilities), on behalf of the proposed New York Transmission Company that is to be owned by their affiliates, submitted a statement of intent to construct five transmission projects, with an aggregate estimated cost of $1,300 million. The projects, which could be completed in the 2016 to 2019 timeframe, will require authorizations from the NYSPSC (including its determination that the projects meet public policy goals), the FERC, as well as other federal, state and local agencies.

Competition

Competition from suppliers of oil and other sources of energy, including distributed generation (such as solar, fuel cells and micro-turbines), may provide alternatives for the Utilities’ delivery customers. See “Rate Agreements” in Note B and “Recoverable Energy Costs” in Note A to the financial statements in Item 8.

The Utilities do not consider it reasonably likely that another company would be authorized to provide utility delivery service of electricity, natural gas or steam where the company already provides service. Any such other company would need to obtain NYSPSC consent, satisfy applicable local requirements, install facilities to provide the service, meet applicable services standards, and charge customers comparable taxes and other fees and costs imposed on the service. A new delivery company would also be subject to extensive ongoing regulation by the NYSPSC. See “Utility Regulation – State Utility Regulation – Regulators”.

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

Electric Operations

Electric Facilities

CECONY’s capitalized costs for utility plant, net of accumulated depreciation, for distribution facilities were $13,930 million and $13,125 million at December 31, 2012 and 2011, respectively. For its transmission facilities, the costs for utility plant, net of accumulated depreciation, were $2,518 million and $2,476 million at December 31, 2012 and 2011, respectively, and for its generation facilities, the costs for utility plant, net of accumulated depreciation, were $434 million and $400 million, at December 31, 2012 and 2011, respectively.

Distribution Facilities.    CECONY owns 62 area distribution substations and various distribution facilities located throughout New York City and Westchester County. At December 31, 2012, the company’s distribution system had a transformer capacity of 28,899 MVA, with 36,825 miles of overhead distribution lines and 96,907 miles of underground distribution lines. The underground distribution lines represent the single longest underground electric delivery system in the United States. In late October 2012, Superstorm Sandy caused extensive damage to the company’s electric distribution system, See “Other Regulatory Matters” in Note B to the financial statements in Item 8.

Transmission Facilities.    The company’s transmission facilities are located in New York City and Westchester, Orange, Rockland, Putnam and Dutchess counties in New York State. At December 31, 2012, CECONY owned or jointly owned 438 miles of overhead circuits operating at 138, 230, 345 and 500 kV and 750 miles of underground circuits operating at 69, 138 and 345 kV. The company’s 39 transmission substations and 62 area stations are supplied by circuits operated at 69 kV and above. In 2011, the company completed and placed in service a 9  1/2 mile transmission line connecting its Sprainbrook substation in Westchester County with the new Academy substation in upper Manhattan.

CECONY’s transmission facilities interconnect with those of National Grid, Central Hudson Gas & Electric Corporation, O&R, New York State Electric & Gas, Connecticut Light & Power Company, Long Island Power Authority, NYPA and Public Service Electric and Gas Company.

Generating Facilities.    CECONY’s electric generating facilities consist of plants located in Manhattan with an aggregate capacity of 706 MW. The company expects to have sufficient amounts of gas and fuel oil available in 2013 for use in these facilities.

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

CON EDISON ANNUAL REPORT	15

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

	Year Ended December 31,
	2008	2009	2010	2011	2012
Electric Energy Delivered (millions of kWhs)
CECONY full service customers	24,640	23,483	24,142	22,622	20,622
Delivery service for retail access customers	22,047	21,859	23,098	24,234	25,990
Delivery service to NYPA customers and others	10,918	10,650	10,834	10,408	10,267
Delivery service for municipal agencies	718	675	619	562	322
Total Deliveries in Franchise Area	58,323	56,667	58,693	57,826	57,201
Electric Energy Delivered ($ in millions)
CECONY full service customers	$5,569	$5,040	$5,546	$5,237	$4,731
Delivery service for retail access customers	1,507	1,855	2,123	2,354	2,750
Delivery service to NYPA customers and others	378	423	516	555	596
Delivery service for municipal agencies	20	21	22	22	10
Other operating revenues	404	335	169	60	89
Total Deliveries in Franchise Area	$7,878	$7,674	$8,376	$8,228	$8,176
Average Revenue per kWh Sold (Cents)(a)
Residential	24.2	23.6	25.8	25.6	25.6
Commercial and Industrial	21.2	19.6	20.4	20.7	20.0

(a)	Includes Municipal Agency sales.

For further discussion of the company’s electric operating revenues and its electric results, see “Results of Operations” in Item 7. For additional segment information, see Note N to the financial statements in Item 8.

Electric Peak Demand

The electric peak demand in CECONY’s service area occurs during the summer air conditioning season. CECONY’s highest service area peak demand, which occurred on July 22, 2011, was 13,189 MW. The 2012 service area peak demand, which occurred on July 18, 2012, was 12,836 MW. The 2012 peak demand included an estimated 5,428 MW for CECONY’s full-service customers, 5,688 MW for customers participating in its electric retail access program and 1,720 MW for NYPA’s customers and municipal electric agency customers. The NYISO invoked demand reduction programs on July 18, 2012, as it had on peak demand days in some previous years (most recently 2011). “Design weather” for the electric system is a standard to which the actual peak demand is adjusted for evaluation and planning purposes. Since the majority of demand reduction programs are invoked only in specific circumstances, design conditions do not include these programs’ potential impact. However, the CECONY forecasted peak demand at design conditions does include the impact of mandatory demand reduction programs. The company estimates that, under design weather conditions, the 2013 service area peak demand will be 13,200 MW, including an estimated 5,315 MW for its full-service customers, 5,965 MW for its electric retail access customers and 1,920 MW for NYPA’s customers and municipal electric agency customers. The company forecasts average annual growth of the peak electric demand in the company’s service area over the next five years at design conditions to be approximately 1.3 percent per year.

Electric Supply

Most of the electricity sold by CECONY to its customers in 2012 was purchased under firm power contracts or through the wholesale electricity market administered by the NYISO. Con Edison expects that these resources will again be adequate to meet the requirements of its customers in 2013. The company plans to meet its continuing obligation to supply electricity to its customers through a combination of electricity purchased under contracts, purchased through the NYISO’s wholesale electricity market, or generated from its electricity generating facilities. For information about the company’s contracts for approximately 2,835 MW of electric generating capacity, see Notes I and O to the financial statements in Item 8. To reduce the volatility of its customers’ electric energy costs, the company has contracts to purchase electric energy and enters into derivative transactions to hedge the costs of a portion of its expected purchases under these contracts and through the NYISO’s wholesale electricity market.

16	CON EDISON ANNUAL REPORT

CECONY owns generating stations in New York City associated primarily with its steam system. As of December 31, 2012, the generating stations had a combined electric capacity of approximately 706 MW, based on 2012 summer test ratings. For information about electric generating capacity owned by the company, see “Electric Operations – Electric Facilities – Generating Facilities”, above.

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

In a July 1998 order, the NYSPSC indicated that it “agree(s) generally that CECONY need not plan on constructing new generation as the competitive market develops,” but considers “overly broad” and did not adopt CECONY’s request for a declaration that, solely with respect to providing generating capacity, it will no longer be required to engage in long-range planning to meet potential demand and, in particular, that it will no longer have the obligation to construct new generating facilities, regardless of the market price of capacity. CECONY monitors the adequacy of the electric capacity resources and related developments in its service area, and works with other parties on long-term resource adequacy issues within the framework of the NYISO. In addition, the NYISO has adopted reliability rules that include obligations on transmission owners (such as CECONY) to construct facilities that may be needed for system reliability if the market does not solve a reliability need identified by the NYISO. See “NYISO” above.

In November 2012, the NYSPSC directed CECONY to work with NYPA to develop a contingency plan to address reliability concerns associated with the potential closure by the end of 2015 of the nuclear power plants at the Indian Point Energy Center (which is owned by Entergy Corporation subsidiaries). In February 2013, CECONY and NYPA submitted their plan, which takes into account incremental CECONY energy efficiency and demand management programs. The plan provides for the New York transmission owners, subject to required approvals, to begin developing three proposed transmission projects for implementation by 2016. These projects, which include two projects included in the statement of intent discussed under “New York Energy Highway” above, subsequently would be transferred to the proposed New York Transmission Company. The plan also provides for the issuance by NYPA of a request for proposals for generation and transmission projects that could also be in service by 2016. Under the plan, the NYSPSC is to designate which projects are authorized to be implemented.

In 2009, the then Governor of New York announced a new goal of meeting 45 percent of the State’s electricity needs with energy efficiency or renewable resources by 2015. The goal is to be achieved by reducing electricity consumption by 15 percent, and having 30 percent of the electricity used in New York provided by renewable resources. Establishment of the renewable resources target began in September 2004, when the NYSPSC issued an order establishing a renewable portfolio standard (RPS) which provides that by 2013, 24 percent of the State’s energy needs would come from large renewable facilities (such as wind, hydro, and biomass) and smaller customer-sited renewable generation (limited to solar, fuel cells, and wind farm less than 300 kW in size), and 1 percent would come from green marketing efforts. The NYSPSC agreed with the Utilities that the responsibility for procuring the new renewable resources would rest with the New York State Energy Research and Development Authority (NYSERDA), and not the Utilities. In implementing the RPS for large renewable resources, NYSERDA enters into long-term agreements with developers, and pays the developers renewable premiums based on the facilities’ energy output. For customer-sited resources, NYSERDA provides rebates when customers install eligible renewable technologies. The renewable premiums, rebates, and NYSERDA’s administrative fee are financed through a volumetric charge imposed on the delivery customers of each of the state’s investor-owned utilities. Pursuant to the 2004 NYSPSC order, CECONY billed customers RPS surcharges of $92 million and $73 million in each of 2012 and 2011, respectively. These surcharges will increase as NYSERDA increases its renewables energy purchases. The NYSPSC issued an order in January 2010 formally increasing the RPS target to 30 percent by 2015 and requiring NYSPSC staff to develop a program to address the geographic balance of the RPS, setting-aside up to $30 million per year to be spent in the downstate region (including in the Utilities’ service territories) until 2015 for this purpose. Large renewable resources are grid-connected and sell their energy output in the wholesale energy market administered by the NYISO. As a result of the Utilities participation in the NYISO wholesale markets, a portion of the Utilities’ NYISO energy purchases are sourced from renewable resources. The energy produced by customer-sited renewables offsets the energy which the Utilities would otherwise have procured, thereby reducing the overall level of non-renewable energy consumed. In 2008, the NYSPSC issued an order authorizing the Utilities to begin implementing energy efficiency programs. Costs of the programs are being recovered primarily through a separate non-bypassable charge.

Gas Operations

Gas Facilities

CECONY’s capitalized costs for utility plant, net of accumulated depreciation, for gas facilities, which are primarily distribution

CON EDISON ANNUAL REPORT	17

facilities, were $3,735 million and $3,455 million at December 31, 2012 and 2011, respectively.

Natural gas is delivered by pipeline to CECONY at various points in its service territory and is distributed to customers by the company through an estimated 4,360 miles of mains and 387,881 service lines. The company owns a natural gas liquefaction facility and storage tank at its Astoria property in Queens, New York. The plant can store approximately 1,000 mdths of which a maximum of about 250 mdths can be withdrawn per day. The company has about 1,226 mdths of additional natural gas storage capacity at a field in upstate New York, owned and operated by Honeoye Storage Corporation, a corporation 28.8 percent owned by CECONY and 71.2 percent owned by Con Edison Development.

Gas Sales and Deliveries

The company generally recovers the cost of the gas that it buys and then sells to its firm sales customers. It does not make any margin or profit on the gas it sells. CECONY’s gas revenues are subject to a weather normalization clause and a revenue decoupling mechanism. As a result, its gas delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved.

CECONY’s gas sales and deliveries for the last five years were:

	Year Ended December 31,
	2008	2009	2010	2011	2012
Gas Delivered (mdth)
Firm Sales
Full service	68,943	67,994	63,592	64,696	57,595
Firm transportation	43,245	48,671	51,859	54,291	52,860
Total Firm Sales and Transportation	112,188	116,665	115,451	118,987	110,455
Interruptible Sales(a)	11,220	8,225	8,521	10,035	5,961
Total Gas Sold to CECONY Customers	123,408	124,890	123,972	129,022	116,416
Transportation of customer-owned gas
NYPA	44,694	37,764	24,890	34,893	48,107
Other (mainly generating plants)	94,086	86,454	99,666	97,163	108,086
Off-System Sales	154	1	7	97	730
Total Sales and Transportation	262,342	249,109	248,535	261,175	273,339

(a)	Includes 563, 3,801, 3,385, 2,851 and 2,955 mdths for 2012, 2011, 2010, 2009 and 2008, respectively, which are also reflected in firm transportation and other.

	Year Ended December 31,
	2008	2009	2010	2011	2012
Gas Delivered ($ in millions)
Firm Sales
Full service	$1,332	$1,229	$1,099	$1,048	$889
Firm transportation	202	266	347	356	380
Total Firm Sales and Transportation	1,534	1,495	1,446	1,404	1,269
Interruptible Sales	138	75	60	75	35
Total Gas Sold to CECONY Customers	1,672	1,570	1,506	1,479	1,304
Transportation of customer-owned gas
NYPA	4	4	2	2	2
Other (mainly generating plants)	85	73	87	84	72
Off-System Sales	1	—	—	—	5
Other operating revenues (mainly regulatory amortizations)	77	54	(54)	(44)	37
Total Sales and Transportation	$1,839	$1,701	$1,541	$1,521	$1,420
Average Revenue per dth Sold
Residential	$21.15	$20.33	$19.31	$18.45	$18.14
General	$16.77	$14.91	$14.28	$12.96	$11.68

For further discussion of the company’s gas operating revenues and its gas results, see “Results of Operations” in Item 7. For additional segment information, see Note N to the financial statements in Item 8.

18	CON EDISON ANNUAL REPORT

Gas Peak Demand

The gas peak demand for firm service customers in CECONY’s service area occurs during the winter heating season. The daily peak day demand during the winter 2012/2013 (through January 31, 2013) occurred on January 24, 2013 when the demand reached 941 mdths. The 2012/2013 winter demand included 621 mdths for CECONY’s full-service customers and 320 mdths for customers participating in its gas retail access program. “Design weather” for the gas system is a standard to which the actual peak demand is adjusted for evaluation and planning purposes. The company estimates that, under design weather conditions, the 2013/2014 service area peak demand will be 1,274 mdths, including an estimated 689 mdths for its full-service customers and 585 mdths for its retail access customers. The company forecasts average annual growth of the peak gas demand over the next five years at design conditions to be approximately 4.3 percent in its service area. The forecasted peak demand at design conditions does not include gas used by interruptible gas customers or in generating stations (electricity and steam).

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

Charges from suppliers for the firm purchase of gas, which are based on formulas or indexes or are subject to negotiation, are generally designed to approximate market prices. The gas supply contracts are for various terms extending to 2015. The Utilities have contracts with interstate pipeline companies for the purchase of firm transportation from upstream points where gas has been purchased to the Utilities’ distribution systems, and for upstream storage services. Charges under these transportation and storage contracts are approved by the FERC. Such contracts are for various terms extending to 2027. The Utilities are required to pay certain fixed charges under the supply, transportation and storage contracts whether or not the contracted capacity is actually used. These fixed charges amounted to approximately $253 million in 2012, including $213 million for CECONY. See “Contractual Obligations” below. In addition, the Utilities purchase gas on the spot market and contract for interruptible gas transportation. See “Recoverable Energy Costs” in Note A to the financial statements in Item 8.

Steam Operations

Steam Facilities

CECONY’s capitalized costs for utility plant, net of accumulated depreciation for steam facilities were $1,674 million and $1,651 million at December 31, 2012 and 2011, respectively.

CECONY generates steam at one steam-electric generating station and five steam-only generating stations and distributes steam to its customers through approximately 105 miles of transmission, distribution, and service piping.

Steam Sales and Deliveries

CECONY’s steam sales and deliveries for the last five years were:

	Year Ended December 31,
	2008	2009	2010	2011	2012
Steam Sold (MMlbs)
General	533	544	515	519	425
Apartment house	6,936	6,725	5,748	5,779	5,240
Annual power	16,507	15,748	16,767	16,024	14,076
Total Steam Delivered to CECONY Customers	23,976	23,017	23,030	22,322	19,741
Steam Sold ($ in millions)
General	$23	$28	$25	$28	$25
Apartment house	186	165	158	175	158
Annual power	468	446	457	487	429
Other operating revenues	30	22	16	(7)	(16)
Total Steam Delivered to CECONY Customers	$707	$661	$656	$683	$596
Average Revenue per Mlb Sold	$28.24	$27.76	$27.79	$30.91	$31.00

For further discussion of the company’s steam operating revenues and its steam results, see “Results of Operations” in Item 7. For additional segment information, see Note N to the financial statements in Item 8.

Steam Peak Demand and Capacity

Demand for steam in CECONY’s service area peaks during the winter heating season. The one-hour peak demand during the winter of 2012/2013 (through January 31, 2013) occurred on

CON EDISON ANNUAL REPORT	19

January 25, 2013 when the demand reached 8.1 MMlbs per hour. The company’s estimate for the winter of 2013/2014 peak demand of its steam customers is 9.2 MMlbs per hour under design criteria, which assumes severe weather.

On December 31, 2012, the steam system had the capability of delivering approximately 10.0 MMlbs of steam per hour. This reduction from the prior year’s capability (11.7 MMlbs of steam per hour on December 31, 2011) is due to damage to stations caused by Superstorm Sandy. (For additional information, see “Other Regulatory Matters” in Note B to the financial statements in Item 8). In January 2013, the steam system was restored to its full capacity. The steam system is expected to have the capability to deliver 11.7 MMlbs of steam per hour for the remainder of the 2012/2013 winter. CECONY estimates that the system will have the capability to deliver 11.7 MMlbs of steam per hour in the 2013/2014 winter.

Steam Supply

Thirty-six percent of the steam produced by CECONY in 2012 was supplied by the company’s steam-only generating assets; 49 percent was produced by the company’s steam-electric generating assets, where steam and electricity are primarily cogenerated; and 15 percent was purchased under an agreement with Brooklyn Navy Yard Cogeneration Partners L.P.

O&R

Electric Operations

Electric Facilities

O&R’s capitalized costs for utility plant, net of accumulated depreciation, for distribution facilities were $728 million and $680 million at December 31, 2012 and 2011, respectively. For its transmission facilities, the costs for utility plant, net of accumulated depreciation, were $180 million and $178 million at December 31, 2012 and 2011, respectively.

O&R, RECO and Pike, own, in whole or in part, transmission and distribution facilities which include 555 circuit miles of transmission lines, 14 transmission substations, 62 distribution substations, 85,474 in-service line transformers, 3,781 pole miles of overhead distribution lines and 1,794 miles of underground distribution lines. O&R’s transmission system is part of the NYISO system except that portions of RECO’s system are located within the transmission area controlled by PJM. In late October 2012, Superstorm Sandy caused extensive damage to the company’s electric distribution system, See “Other Regulatory Matters” in Note B to the financial statements in Item 8.

Electric Sales and Deliveries

O&R generally recovers, on a current basis, the cost of the electricity that it buys and then sells to its full-service customers. It does not make any margin or profit on the electricity it sells. Effective July 2008, O&R’s New York electric revenues (which accounted for 70.7 percent of O&R’s electric revenues in 2012) became subject to a revenue decoupling mechanism. As a result, O&R’s New York electric delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved. O&R’s electric sales in New Jersey and Pennsylvania are not subject to a decoupling mechanism. O&R’s electric sales and deliveries, excluding off-system sales for the last five years were:

	Year Ended December 31,
	2008	2009	2010	2011	2012
Electric Energy Delivered (millions of kWhs)
Total deliveries to O&R full service customers	4,093	3,673	3,498	3,029	2,691
Delivery service for retail access customers	1,814	1,901	2,330	2,760	3,040
Total Deliveries In Franchise Area	5,907	5,574	5,828	5,789	5,731
Electric Energy Delivered ($ in millions)
Total deliveries to O&R full service customers	$650	$551	$570	$486	$405
Delivery service for retail access customers	80	95	132	157	178
Other operating revenues	3	2	(10)	(2)	9
Total Deliveries In Franchise Area	$733	$648	$692	$641	$592
Average Revenue Per kWh Sold (Cents)
Residential	17.4	17.2	18.3	18.0	16.7
Commercial and Industrial	14.6	13.3	14.1	13.7	13.0

For further discussion of the company’s electric operating revenues and its electric results, see “Results of Operations” in Item 7. For additional segment information, see Note N to the financial statements in Item 8.

20	CON EDISON ANNUAL REPORT

Electric Peak Demand

The electric peak demand in O&R’s service area occurs during the summer air conditioning season. O&R’s highest service area peak demand, which occurred in 2006, was 1,617 MW. The 2012 service area peak demand, which occurred on July 18, 2012, was 1,508 MW. The 2012 peak demand included an estimated 980 MW for O&R’s full-service customers and 528 MW for customers participating in its electric retail access program. The NYISO invoked demand reduction programs on July 18, 2012, as it had on peak demand days in some previous years. “Design weather” for the electric system is a standard to which the actual peak demand is adjusted for evaluation and planning purposes. Since the majority of demand reduction programs are invoked only in specific circumstances, design conditions do not include these programs’ potential impact. However, the O&R forecasted peak demand at design conditions does include the impact of permanent demand reduction programs. The company estimates that, under design weather conditions, the 2013 service area peak demand will be 1,600 MW, including an estimated 1,040 MW for its full-service customers and 560 MW for its electric retail access customers. The company forecasts average annual growth of the peak electric demand in the company’s service area over the next five years at design conditions to be approximately 0.9 percent per year.

Electric Supply

The electricity O&R sold to its customers in 2012 was purchased under firm power contracts or through the wholesale electricity markets administered by the NYISO and PJM. The company expects that these resources will again be adequate to meet the requirements of its customers in 2013. O&R does not own any electric generating capacity.

Gas Operations

Gas Facilities

O&R’s capitalized costs for utility plant, net of accumulated depreciation for gas facilities, which are primarily distribution facilities, were $435 million and $403 million at December 31, 2012 and 2011, respectively. O&R and Pike own their gas distribution systems, which include 1,777 miles of mains. In addition, O&R owns a gas transmission system, which includes 77 miles of mains.

Gas Sales and Deliveries

O&R generally recovers the cost of the gas that it buys and then sells to its firm sales customers. It does not make any margin or profit on the gas it sells. O&R’s gas revenues are subject to a weather normalization clause. Effective November 2009, O&R’s New York gas revenues (which accounted for substantially all of O&R’s gas revenues in 2012) became subject to a revenue decoupling mechanism. As a result, its gas delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved. O&R’s gas deliveries and sales for the last five years were:

	Year Ended December 31,
	2008	2009	2010	2011	2012
Gas delivered (mdth)
Firm Sales
Full service	9,884	9,561	8,772	8,384	7,538
Firm transportation	10,471	10,905	10,692	10,823	10,505
Total Firm Sales and Transportation	20,355	20,466	19,464	19,207	18,043
Interruptible Sales	2,567	2,390	675	8	1
Total Gas Sold To O&R Customers	22,922	22,856	20,139	19,215	18,044
Transportation of customer-owned gas
Interruptible transportation	2,842	2,112	3,822	4,176	4,325
Sales for resale	1,007	953	840	864	793
Sales to electric generating stations	2,327	1,346	691	1,109	738
Off-System Sales	249	624	1	-	-
Total Sales and Transportation	29,347	27,891	25,493	25,364	23,900

CON EDISON ANNUAL REPORT	21

	Year Ended December 31,
	2008	2009	2010	2011	2012
Gas delivered ($ in millions)
Firm Sales
Full service	$172	$159	$131	$122	$103
Firm transportation	45	51	65	71	76
Total Firm Sales and Transportation	217	210	196	193	179
Interruptible Sales	27	21	9	4	4
Total Gas Sold To O&R Customers	244	231	205	197	183
Transportation of customer-owned gas
Sales to electric generating stations	4	2	-	1	-
Other operating revenues	10	9	13	16	20
Total Sales and Transportation	$258	$242	$218	$214	$203
Average Revenue Per dth Sold
Residential	$17.64	$16.86	$15.20	$14.84	$14.01
General	$16.55	$15.58	$13.64	$13.20	$11.99

For further discussion of the company’s gas operating revenues and its gas results, see “Results of Operations” in Item 7. For additional segment information, see Note N to the financial statements in Item 8.

Gas Peak Demand

The gas peak demand for firm service customers in O&R’s service area occurs during the winter heating season. The daily peak day demand during the winter 2012/2013 (through January 31, 2013) occurred on January 23, 2013 when the demand reached 179 mdths. The 2012/2013 winter demand included an estimated 90 mdths for O&R’s full-service customers and 89 mdths for customers participating in its gas retail access program. “Design weather” for the gas system is a standard to which the actual peak demand is adjusted for evaluation and planning purposes. The company estimates that, under design weather conditions, the 2013/2014 service area peak demand will be 214 mdths, including an estimated 107 mdths for its full-service customers and 107 mdths for its retail access customers. The company forecasts average annual growth of the peak gas demand over the next five years at design conditions to be approximately 0.8 percent in the company’s service area. The forecasted peak demand at design conditions does not include gas used by interruptible gas customers or in generating stations.

22	CON EDISON ANNUAL REPORT

Gas Supply

O&R and CECONY have combined their gas requirements and purchase contracts to meet those requirements into a single portfolio. See “CECONY – Gas Operations – Gas Supply” above.

Competitive Energy Businesses

Con Edison pursues competitive energy opportunities through three wholly-owned subsidiaries: Con Edison Solutions, Con Edison Energy and Con Edison Development. These businesses include the sales and related hedging of electricity to wholesale and retail customers, sales of certain energy-related products and services, and participation in energy infrastructure projects. At December 31, 2012, Con Edison’s equity investment in its competitive energy businesses was $522 million and their assets amounted to $1,061 million.

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

Con Edison Solutions was reported by KEMA, Inc. in August 2012 to be the 9th largest non-residential retail electricity provider in the United States. The company sells to retail aggregation entities in Massachusetts and Illinois as well as to individual residential and small commercial (mass market) customers in the northeastern United States. At December 31, 2012, it served approximately 154,000 customers, not including approximately 145,000 served under the two aggregation agreements. Con Edison Solutions’ electricity sales for the last five years were:

	2008	2009	2010	2011	2012
Retail electric volumes sold (millions of kWhs)	10,749	12,723	15,993	15,725	13,840
Number of retail customers accounts:(a)
Industrial and large commercial	18,828	35,056	40,081	42,983	35,043
Mass market	39,976	49,094	85,191	117,635	119,276

(a)	Excludes aggregation agreement customers

Con Edison Solutions seeks to serve customers in utility service territories that encourage retail competition through transparent pricing, purchase of receivables programs or utility-sponsored customer acquisition programs. The company currently sells electricity in the service territories of 45 utilities in the states of New York, Massachusetts, Connecticut, New Hampshire, Maine, New Jersey, Delaware, Maryland, Illinois, Pennsylvania, Rhode Island and Texas, as well as the District of Columbia.

Total peak load at the end of 2012 was 4,514 MWs. Approximately 26 percent of the sales volumes were in New York, 28 percent in New England, 37 percent in PJM and the remainder in Texas.

Con Edison Solutions offers the choice of green power to customers. In 2012, it sold approximately 377,000 MWHs of green power, ending the year with almost 17,000 customers. Green power is a term used by electricity suppliers to describe electricity produced from renewable energy sources, including wind, hydro and solar.

Con Edison Solutions also provides energy-efficiency services to government and commercial customers. The services include the design and installation of lighting retrofits, high-efficiency heating, ventilating and air conditioning equipment and other energy saving technologies. The company is compensated for its services based primarily on the increased energy efficiency of the installed equipment over a multi-year period. Con Edison Solutions has won competitive solicitations for energy savings contracts with the Department of Energy and the Department of Defense, and a shared energy savings contract with the United States Postal Service. The company owns solar energy projects in Massachusetts with an aggregate capacity of 5 MW (AC).

Con Edison Energy

Con Edison Energy manages the output and fuel requirements for over 7,400 MW of third-party generating plants in the northeastern United States. The company also provides wholesale hedging and risk management services to Con Edison Solutions and Con Edison Development. In addition, the company sells electricity to utilities in the northeastern United States, primarily under indexed price contracts, which they use to supply their full-service customers.

	2008	2009	2010	2011	2012
Wholesale electricity sales (millions of kWh)	7,798	5,472	3,610	2,231	958

CON EDISON ANNUAL REPORT	23

Con Edison Development

Con Edison Development participates in energy infrastructure projects. The company’s investments include ownership interests in solar energy projects in New Jersey, Massachusetts, California and Pennsylvania with an aggregate capacity of 127 MW, a gas storage corporation (see “CECONY – Gas Operations – Gas Facilities,” above), an investment in an affordable housing partnership and leasehold interests in a gas-fired plant and a gas distribution network in the Netherlands (see Note J to the financial statements in Item 8). The company has additional solar energy projects under construction with an aggregate capacity of 42 MW.

Con Edison Development and its subsidiary, CED/SCS Newington, LLC, completed the sale of their ownership interests in electricity generating plants with an aggregate capacity of approximately 1,706 MW in the second quarter of 2008.

	Solar Energy Projects (in MW (AC))
State	In-Service		Under Construction		Total
California	70	(a)	40	(a)	110
Massachusetts	12		-		12
New Jersey	35	(b)	-		35
Pennsylvania	10		-		10
Rhode Island	-		2		2
Total	127		42		169

(a)	Electricity generated by the projects is to be purchased by Pacific Gas and Electric Company pursuant to 25 year power purchase agreements
(b)	Includes 100% of an 18 MW (AC) project (Pilesgrove Solar, LLC) in which CED holds a 50% interest

Capital Requirements and Resources

Capital Requirements

The following table contains the Companies’ capital requirements for the years 2010 through 2012 and their current estimate of amounts for 2013 through 2015.

	Actual			Estimate
(millions of dollars)	2010	2011	2012	2013	2014	2015
Regulated utility construction expenditures(a)
CECONY(b)	$1,866	$1,778	$1,909	$2,030	$2,077	$2,291
O&R	135	111	137	142	140	125
Total regulated utility construction expenditures	2,001	1,889	2,046	2,172	2,217	2,416
Competitive energy businesses capital expenditures	28	114	492	253	95	106
Sub-total	2,029	2,003	2,538	2,425	2,312	2,522
Retirement of long-term securities(c)
Con Edison – parent company	3	1	1	2	2	2
CECONY(d)	850	-	764	700	475	350
O&R	158	3	3	3	4	143
Competitive energy businesses	-	-	1	1	-	-
Total retirement of long-term securities	1,011	4	769	706	481	495
Total	$3,040	$2,007	$3,307	$3,131	$2,793	$3,017

(a)	Actuals for 2011-2012 and the estimate for 2013 include an aggregate $136 million for one-half of the costs of certain smart electric grid projects for which the company is receiving grants from the U.S. Department of Energy for the other half of the projects’ costs under the American Recovery and Reinvestment Act of 2009.
(b)	CECONY’s capital expenditures for environmental protection facilities and related studies were $194 million, $149 million and $133 million in 2012, 2011 and 2010, respectively, and are estimated to be $175 million in 2013.
(c)	For 2010, includes long-term securities redeemed in advance of maturity.
(d)	For 2012, includes $239 million for the May 2012 redemption of all of its preferred stock and $224.6 million tax-exempt debt which was subject to mandatory tender by bondholders in November 2012.

The Utilities have an ongoing need for substantial capital investment in order to meet the growth in demand for electricity and gas, and for electric, gas and steam reliability needs, including programs to strengthen the storm resiliency of their infrastructure. The estimated construction expenditures do not include amounts for transmission projects that New York transmission owners have proposed. See “New York Energy Highway,” above.

The estimated capital expenditures for the competitive energy businesses reflect potential investments in renewable generation and energy infrastructure projects and could significantly increase or decrease from the amounts estimated depending on market conditions and opportunities.

24	CON EDISON ANNUAL REPORT

Contractual Obligations

The following table summarizes the Companies’ material obligations at December 31, 2012 to make payments pursuant to contracts. Long-term debt, capital lease obligations and other long-term liabilities are included on their balance sheets. Operating leases and electricity purchase agreements (for which undiscounted future annual payments are shown) are described in the notes to the financial statements.

	Payments Due by Period
(millions of dollars)	Total	1 year or less	Years 2 & 3	Years 4 & 5	After 5 years
Long-term debt (Statement of Capitalization)
CECONY	$9,861	$700	$825	$650	$7,686
O&R	608	4	146	83	375
Competitive energy businesses and parent	316	2	5	5	304
Interest on long-term debt(a)	8,130	532	1,003	910	5,685
Total long-term debt, including interest	18,915	1,238	1,979	1,648	14,050
Capital lease obligations (Note J)
CECONY	3	-	1	1	1
Total capital lease obligations	3	-	1	1	1
Operating leases (Notes J and Q)
CECONY	197	49	55	22	71
O&R	6	-	2	1	3
Competitive energy businesses	30	3	5	5	17
Total operating leases	233	52	62	28	91
Purchase obligations
Electricity purchase power agreements – Utilities (Note I)
CECONY
Energy(b)	7,239	650	1,402	1,034	4,153
Capacity	2,390	507	675	275	933
Total CECONY	9,629	1,157	2,077	1,309	5,086
O&R
Energy and Capacity(b)	129	82	47	-	-
Total electricity and purchase power agreements – Utilities	9,758	1,239	2,124	1,309	5,086
Natural gas supply, transportation, and storage contracts – Utilities(c)
CECONY
Natural gas supply	94	94	-	-	-
Transportation and storage	1,095	226	385	233	251
Total CECONY	1,189	320	385	233	251
O&R
Natural gas supply	8	8	-	-	-
Transportation and storage	204	42	72	43	47
Total O&R	212	50	72	43	47
Total natural gas supply, transportation and storage contracts	1,401	370	457	276	298
Other purchase obligations(d)
CECONY	3,445	2,362	1,009	74	-
O&R	200	149	47	4	-
Total other purchase obligations	3,645	2,511	1,056	78	-
Competitive energy businesses commodity and service agreements(e)	218	193	20	2	3
Uncertain income taxes (Note L)
CECONY	36	36	-	-	-
O&R	2	2	-	-	-
Competitive energy businesses and parent	6	6	-	-	-
Total uncertain income taxes	44	44	-	-	-
Total	$34,217	$5,647	$5,699	$3,342	$19,529

(a)	Includes interest on variable rate debt calculated at rates in effect at December 31, 2012.
(b)	Included in these amounts is the cost of minimum quantities of energy that the company is obligated to purchase at both fixed and variable prices.
(c)	Included in these amounts is the cost of minimum quantities of natural gas supply, transportation and storage that the Utilities are obligated to purchase at both fixed and variable prices.
(d)	Amounts shown for other purchase obligations, which reflect capital and operations and maintenance costs incurred by the Utilities in running their day-to-day operations, were derived from the Utilities’ purchasing system as the difference between the amounts authorized and the amounts paid (or vouchered to be paid) for each obligation. For many of these obligations, the Utilities are committed to purchase less than the amount authorized. Payments for the “Other Purchase Obligations” are generally assumed to be made ratably over the term of the obligations. The Utilities believe that unreasonable effort and expense would be involved to enable them to report their “Other Purchase Obligations” in a different manner.
(e)	Amounts represent commitments to purchase minimum quantities of electric energy and capacity, renewable energy certificates, natural gas, natural gas pipeline capacity, energy efficiency services and construction services entered into by Con Edison’s competitive energy businesses.

CON EDISON ANNUAL REPORT	25

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

Capital Resources

Con Edison is a holding company that operates only through its subsidiaries and has no material assets other than its interests in its subsidiaries. Con Edison expects to finance its capital requirements primarily through internally-generated funds and the sale of its securities. The company does not expect to need to issue additional common equity in 2013. Con Edison’s ability to make payments on its external borrowings and dividends on its common shares is also dependent on its receipt of dividends from its subsidiaries or proceeds from the sale of its securities or its interests in its subsidiaries.

For information about restrictions on the payment of dividends by the Utilities and significant debt covenants, see Note C to the financial statements in Item 8.

For information on the Companies’ commercial paper program and revolving credit agreements with banks, see Note D to the financial statements in Item 8.

The Utilities may finance their operations, capital requirements and payment of dividends to Con Edison from internally-generated funds (see “Liquidity and Capital Resources – Cash Flows from Operating Activities” in Item 7), contributions of equity capital from Con Edison and external borrowings.

The Companies expect to meet their 2013 external financing requirements, including for maturing securities, through the issuance of between $1,000 million and $1,500 million of long-term debt.

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

In 2012, the NYSPSC authorized CECONY, through 2016, to issue up to $3,500 million of debt securities and to issue up to $2,500 million of debt securities to refund existing debt securities. At December 31, 2012, CECONY had not issued any securities pursuant to such authorization. In 2009, the NYSPSC authorized O&R, through 2013, to issue up to $500 million of securities (of which up to $100 million may be preferred stock and up to the entire amount authorized may be debt securities) and to issue up to $389 million of debt securities to refund existing debt securities. At December 31, 2012, O&R had issued $190 million of debt securities pursuant to such authorization.

Con Edison’s competitive energy businesses have financed their operations and capital requirements primarily with capital contributions and borrowings from Con Edison, internally-generated funds and external borrowings. Con Edison Development is evaluating long-term debt financing for the solar projects it acquired in 2012.

For each of the Companies, the ratio of earnings to fixed charges (SEC basis) for the last five years was:

	Ratio of Earnings to Fixed Charges
	2008	2009	2010	2011	2012
Con Edison	3.4	3.0	3.3	3.6	3.7
CECONY	3.3	3.1	3.4	3.8	3.7

For each of the Companies, the common equity ratio for the last five years was:

	Common Equity Ratio (Percent of total capitalization)
	2008	2009	2010	2011	2012
Con Edison	50.7	50.5	50.4	52.5	54.1
CECONY	50.8	50.3	49.9	52.0	53.6

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

CECONY has $636 million of tax-exempt debt for which the interest rates are to be determined pursuant to periodic auctions. Of this amount, $391 million is insured by Ambac Assurance Corporation and $245 million is insured by Syncora Guarantee Inc. (formerly XL Capital Assurance Inc.). Credit rating agencies have withdrawn the ratings of these insurers. Subsequently,

26	CON EDISON ANNUAL REPORT

there have not been sufficient bids to determine the interest rates pursuant to auctions, and interest rates have been determined by reference to a variable rate index. The weighted average annual interest rate on this tax-exempt debt was 0.27 percent on December 31, 2012. The weighted average interest rate was 0.29 percent, 0.34 percent and 0.45 percent for the years 2012, 2011 and 2010, respectively. Under CECONY’s current electric, gas and steam rate plans, variations in auction rate debt interest expense are reconciled to the levels set in rates.

Environmental Matters

Climate Change

As indicated in 2007 by the Intergovernmental Panel on Climate Change, emissions of greenhouse gases, including carbon dioxide, are very likely changing the world’s climate.

Climate change could affect customer demand for the Companies’ energy services. The effects of climate change might also include physical damage to the Companies’ facilities and disruption of their operations due to the impact of more frequent and more extreme weather-related events. In late October 2012, Superstorm Sandy caused extensive damage to the Utilities’ electric distribution system. Superstorm Sandy interrupted service to approximately 1.4 million of the Utilities’ customers – more than four times the number of customers impacted by the Utilities’ previous worst storm event (Hurricane Irene in 2011). See “Other Regulatory Matters” in Note B to the financial statements in Item 8.

Based on the most recent data (2009) published by the U.S. Environmental Protection Agency (EPA), Con Edison estimates that its greenhouse gas emissions constitute less than 0.1 percent of the nation’s greenhouse gas emissions. Con Edison’s emissions of greenhouse gases during the past five years (expressed in terms of millions of tons of carbon dioxide equivalent) were:

	2008	2009	2010	2011	2012
CO2 equivalent emissions	4.6	4.2	4.3	3.7	3.6

The 45 percent decrease in Con Edison’s greenhouse gas emissions since 2005 (6.6 million tons) reflects the emission reductions resulting from equipment and repair projects, including projects to reduce sulfur hexafluoride emissions, and increased use of natural gas at CECONY’s steam production facilities. Emissions from electric generation at the Con Edison Development electric generating plants, which were sold in 2008, have been removed from the above data set.

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

Beginning in 2009, CECONY is subject to carbon dioxide emissions regulations established by New York State under the Regional Greenhouse Gas Initiative (RGGI). The Initiative, a cooperative effort by Northeastern and Mid-Atlantic states, established a decreasing cap on carbon dioxide emissions resulting from the generation of electricity to a level ten percent below the Initiative’s baseline by 2018. Under the Initiative, affected electric generators are required to obtain emission allowances to cover their carbon dioxide emissions, available primarily through auctions administered by participating states or a secondary market. CECONY met its requirement of 6.3 million allowances for the first RGGI compliance period (2009 – 2011). In February 2013, RGGI released a model rule for adoption by the participating states that includes a 45 percent reduction in the emissions cap for 2014 and further reductions of 2.5 percent each year from 2015 to 2020.

The EPA has started regulating greenhouse gas emissions from major sources, requiring existing sources to report emissions and subjecting certain new sources to emissions limitations. Also, New York State has announced a goal to reduce greenhouse gas emissions 80 percent below 1990 levels by 2050, and New York City plans to reduce greenhouse gas emissions within the City 30 percent below 2005 levels by 2030. The cost to comply with legislation, regulations or initiatives limiting the Companies’ greenhouse gas emissions could be substantial.

Environmental Sustainability

Con Edison seeks to improve the environmental sustainability of its businesses. CECONY is piloting smart grid technologies to demonstrate the interoperability of distributed generation and the exchange of information between customers and utilities. The smart grid will give customers the tools to be smarter consumers of energy and will allow the utility to identify and isolate problems more quickly. The company recycles clean non-hazardous waste materials in more than a dozen categories and recycled an estimated 50,000 tons of waste in 2012. More than 38 percent of the company’s vehicles now use alternative-energy technology. New environmentally friendly white roofs are in place at the corporate headquarters and more than 20 other company facilities, and others are underway. A white roof reflects sunlight, lowering indoor temperatures on hot days, which reduces the need to cool the building, resulting in fewer carbon dioxide emissions.

CECONY

Superfund

The Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 and similar state statutes (Superfund) impose joint and several liability, regardless of fault,

CON EDISON ANNUAL REPORT	27

upon generators of hazardous substances for investigation costs, remediation costs and environmental damages. The sites as to which CECONY has been asserted to have liability under Superfund include its and its predecessor companies’ former manufactured gas sites, its multi-purpose Astoria site, its former Flushing Service Center site, the Gowanus Canal site, and other Superfund sites discussed below. There may be additional sites as to which assertions will be made that the Company has liability. For a further discussion of claims and possible claims against the Company under Superfund, estimated liability accrued for Superfund claims and recovery from customers of site investigation and remediation costs, see Note G to the financial statements in Item 8 (which information is incorporated herein by reference).

Manufactured Gas Sites

CECONY and its predecessors formerly manufactured gas and maintained storage holders for gas manufactured at sites in New York City and Westchester County (MGP Sites). Many of these sites have been subdivided and are now owned by parties other than CECONY and have been redeveloped by them for other uses, including schools, residential and commercial developments and hospitals. The New York State Department of Environmental Conservation (NYSDEC) requires the company to investigate, and if necessary, develop and implement remediation programs for the sites, which include 34 manufactured gas plant sites and 17 storage holder sites and any neighboring areas to which contamination may have migrated.

The information available to CECONY for many of the MGP Sites is incomplete as to the extent of contamination and scope of the remediation likely to be required. Through the end of 2012, investigations have been started for all 51 MGP Sites, and have been completed at all or portions of 31 of the sites. Coal tar and/or other manufactured gas production/storage-related environmental contaminants have been detected at 35 MGP Sites, including locations within Manhattan and other parts of New York City, and in Westchester County. Remediation has been completed at six sites and portions of seven other sites.

Astoria Site

CECONY is permitted by the NYSDEC to operate a hazardous waste storage facility on property the company owns in the Astoria section of Queens, New York. Portions of the property were formerly the location of a manufactured gas plant and also have been used or are being used for, among other things, electric generation operations, electric substation operations, the storage of fuel oil and liquefied natural gas, and the maintenance and storage of electric equipment. As a condition of its NYSDEC permit, the company is required to investigate the property and, where environmental contamination is found and action is necessary, to conduct corrective action to remediate the contamination. The company has investigated various sections of the property and is performing additional investigations. The company has submitted to the NYSDEC and the New York State Department of Health reports identifying the known areas of contamination. The company estimates that its undiscounted potential liability for the completion of the site investigation and cleanup of the known contamination on the property will be at least $53 million.

Flushing Service Center Site

The owner of a former CECONY service center facility in Flushing, New York, informed the company that PCB contamination had been detected on a substantial portion of the property, which the owner remediated pursuant to the New York State Brownfield Cleanup Program administered by the NYSDEC and is redeveloping for residential and commercial use. The property owner’s claim against the company for its environmental response costs for the site has been resolved. In September 2007, the NYSDEC demanded that the company investigate and remediate PCB contamination that may have migrated into the adjacent Flushing River from the site. In April 2008, the company and NYSDEC entered into a consent order under which the company has agreed to implement a NYSDEC-approved investigation program for the Flushing River and, if deemed necessary by the NYSDEC to protect human health and the environment from such contamination, to implement a NYSDEC-approved remediation program for any PCB contamination in the river attributable to the site. In March 2011, the company submitted to NYSDEC a report indicating that PCBs had migrated from the site to sediment in a portion of the river. In October 2011, the company submitted to the NYSDEC a feasibility study evaluating various remedial alternatives. In response to NYSDEC comments on that feasibility study, the company submitted a revised feasibility study in June 2012. The NYSDEC has not yet approved that study or selected a remedy. At this time, the company cannot estimate its liability for the cleanup of PCB contamination that has migrated to the Flushing River from the site, but such liability may be substantial.

Gowanus Canal

In August 2009, CECONY received a notice of potential liability and request for information from the EPA about the operations of the company and its predecessors at sites adjacent or near the 1.8 mile Gowanus Canal in Brooklyn, New York. The company understands that the EPA also has provided or will provide notices of potential liability and information requests to other parties. In March 2010, the EPA added the Gowanus Canal to its National Priorities List of Superfund sites. The canal’s adjacent waterfront is primarily commercial and industrial, currently consisting of concrete plants, warehouses, and parking lots, and the canal is near several residential neighborhoods. In February 2011, the EPA released a report of its remedial investigation that confirmed there was significant contamination in the Gowanus Canal. In December 2011, the EPA released a draft feasibility study that evaluated remedial alternatives. In December 2012, the EPA released its proposed remedial action plan for the site. The EPA estimated that the cost of assessment and remediation

28	CON EDISON ANNUAL REPORT

of hazardous substances in and around the Gowanus Canal will be between $466.7 million and $503.7 million, and indicated that the cost could be significantly higher. CECONY is unable to predict its exposure to liability with respect to the Gowanus Canal site.

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

The following table lists each of CECONY’s other Superfund sites for which the company anticipates it may have a liability. The table also shows for each such site, its location, the year in which the company was designated or alleged to be a PRP or to otherwise have responsibilities with respect to the site (shown in the table under “Start”), the name of the court or agency in which proceedings with respect to the site are pending and CECONY’s estimated percentage of total liability for each site. The company currently estimates that its potential liability for investigation, remediation, monitoring and environmental damages at each site is less than $0.2 million, with the exception of the Cortese Landfill site, for which the estimate is $1 million, and the Curcio Scrap Metal site, for which the estimate is $0.2 million. Superfund liability is joint and several. The company’s estimate of its liability for each site was determined pursuant to consent decrees, settlement agreements or otherwise and in light of the financial condition of other PRPs. The company’s actual liability could differ substantially from amounts estimated.

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

O&R has completed remedial investigations at all seven O&R MGP Sites and has completed the remediation at one of the sites and a portion of another. O&R has received NYSDEC’s decision regarding the remedial work to be performed at three of the sites and a portion of another. Remedial construction at the Port Jervis MGP site began in July 2012 and the excavation phase of the remedy is expected to be completed by May 2013. Remedial design is ongoing for three of the sites. A feasibility study was completed for one site in 2012 and is currently being reviewed by NYSDEC. A feasibility study for one site will be completed in 2013.

West Nyack Site

In 1991, 1994 and 1997, O&R entered into consent orders with the NYSDEC pursuant to which O&R agreed to conduct a remedial investigation and remediate certain property it owns in West Nyack, New York at which PCBs were discovered. Petroleum contamination related to a leaking underground storage tank was found as well. O&R has completed all remediation at the site that the NYSDEC has required to date. In 2012, NYSDEC reclassified the West Nyack site to a Class 4 site, meaning that the site has been properly closed but requires continued site management. Annual inspections and certification of compliance with the Site Management Plan will be required.

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

CON EDISON ANNUAL REPORT	29

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

Water Quality

Under NYSDEC regulations, the operation of certain CECONY generating facilities requires permits for water discharges. Regulations that will become effective in 2013 will begin to require permits for water withdrawals. Conditions to the issuance or renewal of such permits may include limitations on the operations of the permitted facility or requirements to install certain equipment, the cost of which could be substantial. For information about the company’s generating facilities, see “CECONY – Electric Operations – Electric Facilities” and “Steam Operations – Steam Facilities” above in this Item 1.

Certain governmental authorities are investigating contamination in the Hudson River and the New York Harbor. These waters run through portions of CECONY’s service area. Governmental authorities could require entities that released hazardous substances that contaminated these waters to bear the cost of investigation and remediation, which could be substantial.

Air Quality

Under new source review regulations, an owner of a large generating facility, including CECONY’s steam and steam-electric generating facilities, is required to obtain a permit before making modifications to the facility, other than routine maintenance, repair, or replacement, that increase emissions of pollutants from the facility above specified thresholds. To obtain a permit, the facility owner could be required to install additional pollution controls or otherwise limit emissions from the facility. The company reviews on an on-going basis its planned modifications to its generating facilities to determine the potential applicability of new source review and similar regulations. In December 2011, the company filed its proposed plan to comply with revised New York State nitrogen oxides reasonably available control technology regulations (NOx RACT) and is incorporating the plan provisions into its existing air quality permits as they are renewed. In 2011, the EPA adopted regulations establishing maximum achievable control technology standards for utility and industrial boilers. The regulations apply to major air emissions sources, including CECONY’s generating facilities. CECONY plans to comply with these regulations and the regulations known as the Clean Air Interstate Rule (CAIR) largely through the modification by 2014 of certain of its generating facilities to enable the facilities to increase the use of natural gas, decreasing the use of fuel oil. In 2011, the EPA also adopted additional regulations known as the Cross State Air Pollution Rule (CSAPR), which established a new cap and trade program requiring further reductions in air emissions than CAIR (which CSAPR was to have replaced). In August 2012, CSAPR was overturned by an appellate court, and CAIR will remain in effect pending further action by the EPA. For information about the company’s generating facilities, see “CECONY – Electric Operations – Electric Facilities” and “Steam Operations – Steam Facilities” above in this Item 1. The company is unable to predict the impact on its operations of any regulations that may be adopted

30	CON EDISON ANNUAL REPORT

to replace CSAPR or the additional costs, which could be substantial, it could incur to comply with any such regulations.

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

Employees

Con Edison has no employees other than those of CECONY, O&R and Con Edison’s competitive energy businesses (which at December 31, 2012 had 13,130, 1,096 and 303 employees, respectively). Of the 13,130 CECONY employees and 1,096 O&R employees, 8,143 and 622 were represented by a collective bargaining unit, respectively. The collective bargaining agreement covering most of these CECONY employees expires in June 2016. Agreements covering other CECONY employees and O&R employees expire in June 2013 and June 2014, respectively.

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

The Companies have established an enterprise risk management program to identify, assess, manage and monitor its major operations and administrative risks based on established criteria for the severity of an event, the likelihood of its occurrence, and the programs in place to control the event or reduce the impact. The Companies also have financial and commodity market risks. See “Financial and Commodity Market Risks” in Item 7.

The Companies’ major risks include:

The Failure to Operate Energy Facilities Safely and Reliably Could Adversely Affect The Companies.    The Utilities provide electricity, gas and steam service using energy facilities, many of which are located either in, or close to, densely populated public places. See the description of the Utilities’ facilities in Item 1. A failure of, or damage to, these facilities, or an error in the operation or maintenance of these facilities, could result in bodily injury or death, property damage, the release of hazardous substances or extended service interruptions. In such event, the Utilities could be required to pay substantial amounts, which may not be covered by the Utilities’ insurance policies, to repair or replace their facilities, compensate others for injury or death or other damage, and settle any proceedings initiated by state utility regulators or other regulatory agencies. In late October 2012, Superstorm Sandy caused extensive damage to the Utilities’ electric distribution system and interrupted service to approximately 1.4 million of the Utilities’ customers. See “Other Regulatory Matters” in Note B and “Manhattan Steam Main Rupture” in Note H to the financial statements in Item 8. The occurrence of such an event could also adversely affect the cost and availability of insurance. Changes to laws, regulations or judicial doctrines could further expand the Utilities’ liability for service interruptions. See “Utility Regulation – State Utility Regulation” in Item 1.

The Failure To Properly Complete Construction Projects Could Adversely Affect The Companies.    The Utilities’ ongoing construction program includes large energy transmission, substation and distribution system projects. The failure to properly complete these projects timely and effectively could adversely affect the Utilities’ ability to meet their customers’ growing energy needs with the high level of safety and reliability that they currently provide, which would adversely affect the Companies. See “Capital Requirements” and “New York Energy Highway” in Item 1.

The Failure of Processes and Systems and the Performance of Employees and Contractors Could Adversely Affect the Companies.    The Companies have developed business processes for operations, customer service, legal compliance, personnel, accounting, planning and other matters. Some of the Companies’ information systems and communications systems have been operating for many years, and may become obsolete. In 2012, the Utilities implemented new financial and supply-chain enterprise resource planning information systems. See Item 9A. The failure of the Companies’ business processes or information or communication systems could adversely affect the Companies’ operations and liquidity and result in substantial liability, higher costs and increased regulatory requirements. The failure by the Companies’ employees or contractors to follow procedures, or their unsafe actions, errors or intentional misconduct, or work stoppages could also adversely affect the Companies. See “Employees” in Item 1 and “Other Regulatory Matters” in Note B to the financial statements in Item 8.

CON EDISON ANNUAL REPORT	31

The Companies Are Extensively Regulated And Are Subject To Penalties.    The Companies’ operations require numerous permits, approvals and certificates from various federal, state and local governmental agencies. State utility regulators may seek to impose substantial penalties on the Utilities for violations of state utility laws, regulations or orders. In addition, the Utilities rate plans usually include penalties for failing to meet certain operating standards. See Note B to the financial statements in Item 8. FERC has the authority to impose penalties on the Utilities and the competitive energy businesses, which could be substantial, for violations of the Federal Power Act, the Natural Gas Act or related rules, including reliability and cyber security rules. Environmental agencies may seek penalties for failure to comply with laws, regulations or permits. The Companies may also be subject to penalties from other regulatory agencies. The Companies may be subject to new laws, regulations, accounting standards or other requirements or the revision or reinterpretation of such requirements, which could adversely affect the Companies. See “Utility Regulation” and “Environmental Matters – Climate Change and Other Federal, State and Local Environmental Provisions” in Item 1 and “Application of Critical Accounting Policies” in Item 7.

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

The Companies May Be Adversely Affected By Changes To The Utilities’ Rate Plans.    The Utilities’ rate plans typically require action by regulators at their expiration dates, which may include approval of new plans with different provisions. The need to recover from customers increasing costs, taxes or state-mandated assessments or surcharges could adversely affect the Utilities’ opportunity to obtain new rate plans that provide a reasonable rate of return and continue important provisions of current rate plans. The Utilities’ current New York electric and gas rate plans include revenue decoupling mechanisms and their New York electric, gas and steam rate plans include provisions for the recovery of energy costs and reconciliation of the actual amount of pension and other postretirement, environmental and certain other costs to amounts reflected in rates. In January 2013, CECONY filed a request with the NYSPSC for new electric, gas and steam rate plans. See “Rate Agreements” in Note B to the financial statements in Item 8.

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

The Companies Have Substantial Unfunded Pension And Other Postretirement Benefit Liabilities.    The Utilities have substantial unfunded pension and other postretirement benefit liabilities. The Utilities expect to make substantial contributions to their pension and other postretirement benefit plans. Significant declines in the market values of the investments held to fund pension and other postretirement benefits could trigger substantial funding requirements under governmental regulations. See “Application of Critical Accounting Policies –

32	CON EDISON ANNUAL REPORT

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

The Companies Require Access To Capital Markets To Satisfy Funding Requirements.    The Utilities estimate that their construction expenditures will exceed $6 billion over the next three years. The Utilities may use internally-generated funds, equity contributions from Con Edison and external borrowings to fund the construction expenditures. The competitive energy businesses are evaluating opportunities to invest in renewable generation and energy-related infrastructure projects that would require funds in excess of those produced in the businesses. Con Edison expects to finance its capital requirements primarily through internally generated funds and the sale of its securities. In addition, Con Edison Development is evaluating long-term debt financing for the solar projects it acquired in 2012. See “Cash Flows Used in Investing Activities” in Item 7. The company does not expect to need to issue additional common equity in 2013. Changes in financial market conditions or in the Companies’ credit ratings could adversely affect their ability to raise new capital and the cost thereof. See “Capital Requirements and Resources” in Item 1.

The Internal Revenue Service Has Disallowed Substantial Tax Deductions Taken By The Company.    The Companies’ federal income tax returns reflect certain tax positions with which the Internal Revenue Service does not or may not agree, including the deduction of the cost of certain repairs to utility plant for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility (see Note L to the financial statements in Item 8). In January 2013, a federal appeals court reversed a trial court decision that had allowed deductions claimed by Con Edison relating to Con Edison Development’s 1997 lease in/lease out (“LILO”) transaction. As a result, with respect to the 1997 and 1999 LILO transactions, Con Edison expects to record an estimated charge of between $150 million and $170 million (after-tax) in the first quarter of 2013 and has made deposits of $447 million with federal and state tax agencies. See Note J to the financial statements in Item 8.

A Cyber Attack Could Adversely Affect the Companies.    The Utilities and other operators of critical energy infrastructure may face a heightened risk of cyber attack. The Companies have experienced cyber attacks, although none of the attacks had a material impact on the Companies. In the event of a cyber attack that the Companies were unable to defend against or mitigate, the Utilities and the competitive energy businesses could have their operations disrupted, financial and other information systems impaired, property damaged and customer information stolen; experience substantial loss of revenues, response costs and other financial loss; and be subject to increased regulation, litigation and damage to their reputation.

The Companies Also Face Other Risks That Are Beyond Their Control.     The Companies’ results of operations can be affected by circumstances or events that are beyond their control. Weather directly influences the demand for electricity, gas and steam service, and can affect the price of energy commodities. Natural disasters, such as a major storm, heat wave or hurricane (see “Environmental Matters – Climate Change” in Item 1 and “Other Regulatory Matters” in Note B to the financial statements in Item 8) or terrorist attacks or related acts of war could damage Company facilities. As a provider of essential utility services, the Utilities may experience more severe consequences from attempting to operate during and after such events. In addition, pandemic illness could potentially disrupt the Utilities’ employees and contractors from providing essential utility services. Economic conditions can affect customers’ demand and ability to pay for service, which could adversely affect the Companies.

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

CON EDISON ANNUAL REPORT	33

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

Con Edison

Lease In/Lease Out Transactions

For information about legal proceedings with the IRS with respect to substantial tax deductions taken by Con Edison in connection with Con Edison Development’s LILO transactions, see Note J to the financial statements in Item 8 (which information is incorporated herein by reference).

Former Con Edison Development Subsidiary Site

In November 2011, Con Edison Development was notified by the Office of the Attorney General of Massachusetts that it was considering filing suit against the company and others for violations of certain laws and regulations in connection with the capping and cover of certain ash treatment basins with an amount of material in excess of that permitted by the Massachusetts Department of Environmental Protection. The ash treatment basins are located on the electric generating plant site of a subsidiary sold by the company in 2008. In December 2012, the company paid less than $1 million to resolve the claims against it in connection with this matter.

CECONY

Manhattan Steam Main Rupture

For information about proceedings relating to the July 2007 rupture of a steam main located in midtown Manhattan, see “Manhattan Steam Main Rupture” in Note H to the financial statements in Item 8 (which information is incorporated herein by reference).

NYSPSC Prudence Proceeding

For information about an NYSPSC proceeding relating to unlawful conduct by certain former employees in connection with vendor payments, see “Other Regulatory Matters” in Note B to the financial statements in Item 8 (which is incorporated herein by reference).

Superstorm Sandy Investigations

For information about investigations regarding the company’s preparation and performance relating to Superstorm Sandy, see “Other Regulatory Matters” in Note B to the financial statements in Item 8 (which is incorporated herein by reference).

Asbestos

For information about legal proceedings relating to exposure to asbestos, see Note G to the financial statements in Item 8 (which information is incorporated herein by reference).

Superfund

For information about CECONY Superfund sites, see “Environmental Matters – CECONY—Superfund” in Item 1 (which information is incorporated herein by reference) and Note G to the financial statements in Item 8.

O&R

Superstorm Sandy Investigations

For information about investigations regarding the company’s preparation and performance relating to Superstorm Sandy, see “Other Regulatory Matters” in Note B to the financial statements in Item 8 (which is incorporated herein by reference).

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

ITEM 4:	MINE SAFETY DISCLOSURES

Not applicable.

34	CON EDISON ANNUAL REPORT

Executive Officers of the Registrant

The following table sets forth certain information about the executive officers of Con Edison and CECONY as of February 21, 2013. As indicated, certain of the executive officers are executive officers of each of Con Edison and CECONY and others are executive officers of Con Edison or CECONY. The term of office of each officer, is until the next election of directors (trustees) of their company and until his or her successor is chosen and qualifies. Officers are subject to removal at any time by the board of directors (trustees) of their company. Mr. Burke has an employment agreement with Con Edison, which provides for him to serve in his present position through December 31, 2013. The employment agreement provides for automatic one-year extensions of its term, unless notice to the contrary is received six months prior to the end of the term.

Name	Age	Offices and Positions During Past Five Years
Executive Officers of Con Edison and CECONY
Kevin Burke	62	3/06 to present — Chairman of the Board, President and Chief Executive Officer and Director of Con Edison and Chairman, Chief Executive Officer and Trustee of CECONY

Craig S. Ivey	50	12/09 to present — President of CECONY
		8/07 to 9/09 — Senior Vice President — Transmission & Distribution, Dominion Resources, Inc.

William G. Longhi	59	1/13 to present — President — Shared Services of CECONY
		2/09 to 12/12 — President and Chief Executive Officer of O&R
		12/06 to 1/09 — Senior Vice President — Central Operations of CECONY

Robert Hoglund	51	9/05 to present — Senior Vice President and Chief Financial Officer of Con Edison and CECONY
		6/04 to 10/09 — Chief Financial Officer and Controller of O&R

Elizabeth D. Moore	58	5/09 to present — General Counsel of Con Edison and CECONY
		1/95 to 4/09 — Partner, Nixon Peabody LLP

Joseph P. Oates	51	9/12 to present — Senior Vice President — Business Shared Services of CECONY
		7/12 to 8/12 — Senior Vice President of CECONY
		7/07 to 6/12 — Vice President — Energy Management of CECONY

Frances A. Resheske	52	2/02 to present — Senior Vice President — Public Affairs of CECONY

Luther Tai	64	7/06 to present — Senior Vice President — Enterprise Shared Services of CECONY

Gurudatta Nadkarni	47	1/08 to present — Vice President of Strategic Planning

Scott Sanders	49	2/10 to present — Vice President and Treasurer of Con Edison and CECONY
		1/10 to 2/10 — Vice President — Finance
		5/09 to 12/09 — Co-founder and Partner of New Infrastructure Advisors
		5/05 to 1/09 — Managing Director — Investment Banking, Bank of America

Robert Muccilo	56	7/09 to present — Vice President and Controller of Con Edison and CECONY
		11/09 to present — Chief Financial Officer and Controller of O&R
		4/08 to 6/09 — Assistant Controller of CECONY
		8/06 to 3/08 — General Manager — Central Field Services of CECONY

Executive Officers of Con Edison but not CECONY
John McAvoy	52	1/13 to present — President and Chief Executive Officer of O&R
		12/12 — Senior Vice President of CECONY
		2/09 to 11/12 — Senior Vice President — Central Operations of CECONY
		12/06 to 1/09 — Vice President — System and Transmission Operations of CECONY

Executive Officers of CECONY but not Con Edison
(All offices and positions listed are with CECONY)

Marilyn Caselli	58	5/05 to present — Senior Vice President — Customer Operations

Timothy P. Cawley	48	12/12 to present — Senior Vice President — Central Operations
		5/11 to 11/12 — Vice President — Substation Operations
		9/07 to 4/11 — Vice President — Bronx and Westchester Electric Operations

Claude Trahan	60	5/09 to present — Senior Vice President — Gas Operations
		2/02 to 5/09 — Vice President — Human Resources

John F. Miksad	53	9/05 to present — Senior Vice President — Electric Operations

CON EDISON ANNUAL REPORT	35

PART II

ITEM 5:	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Con Edison

Con Edison’s Common Shares ($.10 par value), the only class of common equity of Con Edison, are traded on the New York Stock Exchange. As of January 31, 2013, there were 56,172 holders of record of Con Edison’s Common Shares.

The market price range for Con Edison’s Common Shares during 2012 and 2011, as reported in the consolidated reporting system, and the dividends paid by Con Edison in 2012 and 2011 were as follows:

	2012			2011
	High	Low	Dividends Paid	High	Low	Dividends Paid
1st Quarter	$62.26	$56.99	$0.605	$50.90	$48.55	$0.60
2nd Quarter	$63.64	$57.01	$0.605	$54.36	$49.80	$0.60
3rd Quarter	$65.98	$59.01	$0.605	$58.79	$49.18	$0.60
4th Quarter	$60.83	$53.63	$0.605	$62.74	$54.72	$0.60

On January 31, 2013, Con Edison declared a quarterly dividend of 61  1/2 cents per Common Share. The first quarter 2013 dividend will be paid on March 15, 2013.

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

During 2012, the market price of Con Edison’s Common Shares decreased by 10.46 percent (from $62.03 at year-end 2011 to $55.54 at year-end 2012). By comparison, the S&P 500 Index increased 13.41 percent and the S&P Utilities Index decreased 2.91 percent. The total return to Con Edison’s common shareholders during 2012, including both price depreciation and reinvestment of dividends, was -6.72 percent. By comparison, the total returns for the S&P 500 Index and the S&P Utilities Index were 16.00 percent and 1.29 percent, respectively. For the five-year period 2008 through 2012 inclusive, Con Edison’s shareholders’ total average annual return was 7.91 percent, compared with total average annual returns for the S&P 500 Index and the S&P Utilities Index of 1.66 percent and 0.36 percent, respectively.

36	CON EDISON ANNUAL REPORT

	Period Ending
Company/Index	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12
Consolidated Edison, Inc.	100.00	84.24	104.37	119.94	156.90	146.35
S&P 500 Index	100.00	63.00	79.68	91.68	93.61	108.59
S&P Utilities	100.00	71.02	79.48	83.82	100.51	101.81

Based	on $100 invested at December 31, 2007, reinvestment of all dividends in equivalent shares of stock and market price changes on all such shares.

CECONY

The outstanding shares of CECONY’s Common Stock ($2.50 par value), the only class of common equity of CECONY, are held by Con Edison and are not traded.

The dividends declared by CECONY in 2012 and 2011 are shown in its Consolidated Statement of Common Shareholder’s Equity included in Item 8 (which information is incorporated herein by reference). For additional information about the payment of dividends by CECONY, and restrictions thereon, see “Dividends” in Note C to the financial statements in Item 8 (which information is incorporated herein by reference).

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased*	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Appropriate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1, 2012 to October 31, 2012	92,175	$60.04	—	—
November 1, 2012 to November 30, 2012	44,093	55.89	—	—
December 1, 2012 to December 31, 2012	60,198	56.22	—	—
Total	196,466	$57.94	—	—

*	Represents Con Edison common shares purchased in open-market transactions. The number of shares purchased approximated the number of treasury shares used for the company’s employee stock plans.

CON EDISON ANNUAL REPORT	37

ITEM 6:	SELECTED FINANCIAL DATA

For selected financial data of Con Edison and CECONY, see “Introduction” appearing before Item 1 (which selected financial data is incorporated herein by reference).

38	CON EDISON ANNUAL REPORT

ITEM 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Corporate Overview

Con Edison’s principal business operations are those of the Utilities. Con Edison also has competitive energy businesses. See “The Utilities” and “Competitive Energy Businesses” in Item 1. Certain financial data of Con Edison’s businesses is presented below:

	Twelve months ended December 31, 2012				At December 31, 2012
(millions of dollars, except percentages)	Operating Revenues		Net Income for Common Stock		Assets
CECONY	$10,187	84%	$1,014	89%	$36,885	90%
O&R	795	6%	64	6%	2,671	6%
Total Utilities	10,982	90%	1,078	95%	39,556	96%
Con Edison Solutions (a)	1,115	9%	71	6%	302	1%
Con Edison Energy (a)	84	1%	-	-%	49	-%
Con Edison Development	22	-%	5	-%	727	2%
Other (b)	(15)	-%	(16)	(1)%	575	1%
Total Con Edison	$12,188	100%	$1,138	100%	$41,209	100%

(a)	Net income from the competitive energy businesses for the twelve months ended December 31, 2012 includes $40 million of net after-tax mark-to-market (losses)/gains (Con Edison Solutions, $42 million and Con Edison Energy, $(2) million).
(b)	Represents inter-company and parent company accounting. See “Results of Operations,” below.

Con Edison’s net income for common stock in 2012 was $1,138 million or $3.88 a share ($3.86 on a diluted basis). Net income for common stock in 2011 and 2010 was $1,051 million or $3.59 a share ($3.57 on a diluted basis) and $992 million or $3.49 a share ($3.47 on a diluted basis), respectively. See “Results of Operations – Summary,” below. For segment financial information, see Note N to the financial statements in Item 8 and “Results of Operations,” below.

Results of Operations — Summary

Net income for common stock for the years ended December 31, 2012, 2011 and 2010 was as follows:

(millions of dollars)	2012	2011	2010
CECONY	$1,014	$978	$893
O&R	64	53	49
Competitive energy businesses (a)	76	32	66
Other (b)	(16)	(12)	(16)
Con Edison	$1,138	$1,051	$992

(a)	Includes $40 million, $(13) million and $11 million of net after-tax mark-to-market (losses)/gains in 2012, 2011 and 2010, respectively.
(b)	Consists of inter-company and parent company accounting.

The Companies’ results of operations for 2012, as compared with 2011, reflect changes in the Utilities’ rate plans and the effects of the milder winter weather on steam revenues. These rate plans provide for additional revenues to cover expected increases in certain operations and maintenance expenses, and depreciation. The results of operations include the operating results of the competitive energy businesses, including net mark-to-market effects.

Operations and maintenance expenses were higher in 2012 compared with 2011 due to pension costs and the support and maintenance of company underground facilities to accommodate municipal projects. Depreciation and property taxes were higher in 2012 compared with 2011 reflecting primarily higher utility plant balances.

CECONY and O&R, in the 2012 fourth quarter, incurred response and restoration costs for Superstorm Sandy of $363 million and $98 million, respectively (including capital expenditures of $104 million and $14 million, respectively). Most of the costs that were not capitalized were deferred for recovery as a regulatory asset under the Utilities’ electric rate plans. See “Other Regulatory Matters” in Note B to the financial statements in Item 8.

CON EDISON ANNUAL REPORT	39

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED

The following table presents the estimated effect on earnings per share and net income for common stock for 2012 as compared with 2011 and 2011 as compared with 2010, resulting from these and other major factors:

	2012 vs. 2011		2011 vs. 2010
	Earnings per Share	Net Income for Common Stock (millions of dollars)	Earnings per Share	Net Income for Common Stock (millions of dollars)
CECONY
Rate plans, primarily to recover increases in certain costs	$0.90	$263	$0.84	$237
Weather impact on steam revenues	(0.07)	(20)	-	-
Operations and maintenance expenses	(0.47)	(137)	(0.14)	(41)
Depreciation and property taxes	(0.19)	(57)	(0.30)	(86)
Other (includes dilutive effect of new stock issuances)	(0.05)	(13)	(0.20)	(25)
Total CECONY	0.12	36	0.20	85
O&R	0.04	11	0.01	4
Competitive energy businesses (a)	0.15	44	(0.13)	(34)
Other, including parent company expenses	(0.02)	(4)	0.02	4
Total variations	$0.29	$87	$0.10	$59

(a)	These variations reflect after-tax net mark-to-market gains/(losses) of $40 million or $0.13 a share,$(13) million or $(0.05) a share and $11 million or $0.04 a share for the years ended December 31, 2012, 2011 and 2010, respectively.

See “Results of Operations” below for further discussion and analysis of results of operations.

40	CON EDISON ANNUAL REPORT

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED

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

In the event that regulatory assets of the Utilities were no longer probable of recovery, as required by the accounting rules for regulated operations, these regulatory assets would be charged to earnings. At December 31, 2012, the regulatory assets for Con Edison and CECONY were $9,779 million and $9,032 million, respectively.

Accounting for Pensions and Other Postretirement Benefits

The Utilities provide pensions and other postretirement benefits to substantially all of their employees and retirees. Con Edison’s competitive energy businesses also provide such benefits to certain of their employees. The Companies account for these benefits in accordance with the accounting rules for retirement benefits. In addition, the Utilities apply the accounting rules for regulated operations to account for the regulatory treatment of these obligations (which, as described in Note B to the financial statements in Item 8, reconciles the amounts reflected in rates for the costs of the benefit to the costs actually incurred). In applying these accounting policies, the Companies have made critical estimates related to actuarial assumptions, including assumptions of expected returns on plan assets, discount rates, health care cost trends and future compensation. See Notes A, E and F to the financial statements in Item 8 for information about the Companies’ pension and other postretirement benefits, the actuarial assumptions, actual performance, amortization of investment and other actuarial gains and losses and calculated plan costs for 2012, 2011 and 2010.

The discount rate for determining the present value of future period benefit payments is determined using a model to match the durations of highly-rated (Aa or higher by either Moody’s or S&P) corporate bonds with the projected stream of benefit payments.

In determining the health care cost trend rate, the Companies review actual recent cost trends and projected future trends.

The cost of pension and other postretirement benefits in future periods will depend on actual returns on plan assets, assumptions for future periods, contributions and benefit experience. Con Edison’s and CECONY’s current estimates for 2013 are increases, compared with 2012, in their pension and other postretirement benefits costs of $43 million.

CON EDISON ANNUAL REPORT	41

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED

The following table illustrates the effect on 2013 pension and other postretirement costs of changing the critical actuarial assumptions, while holding all other actuarial assumptions constant:

Actuarial Assumption	Change in Assumption	Pension	Other Postretirement Benefits	Total
(millions of dollars)
Increase in accounting cost:

Discount rate
Con Edison	(0.25%)	$51	$3	$54
CECONY	(0.25%)	$48	$2	$50
Expected return on plan assets
Con Edison	(0.25%)	$22	$2	$24
CECONY	(0.25%)	$21	$2	$23
Health care trend rate
Con Edison	1.00%	$-	$(2)	$(2)
CECONY	1.00%	$-	$(6)	$(6)
Increase in projected benefit obligation:
Discount rate
Con Edison	(0.25%)	$504	$40	$544
CECONY	(0.25%)	$475	$33	$508
Health care trend rate
Con Edison	1.00%	$-	$(12)	$(12)
CECONY	1.00%	$-	$(31)	$(31)
A 5.0 percentage point variation in the actual annual return in 2013, as compared with the expected annual asset return of 8.00 percent, would change pension and other postretirement benefit costs for both Con Edison and CECONY by approximately $24 million and $22 million, respectively, in 2014.

Pension benefits are provided through a pension plan maintained by Con Edison to which CECONY, O&R and the competitive energy businesses make contributions for their participating employees. Pension accounting by the Utilities includes an allocation of plan assets.

The Companies’ policy is to fund their pension and other postretirement benefit accounting costs to the extent tax deductible, and for the Utilities, to the extent these costs are recovered under their rate agreements. The Companies were not required to make cash contributions to the pension plan in 2012 under funding regulations and tax laws. However, CECONY and O&R made discretionary contributions to the plan in 2012 of $741 million and $56 million, respectively. In 2013, CECONY and O&R expect to make contributions of $834 million and $59 million, respectively. See “Expected Contributions” in Notes E and F to the financial statements in Item 8.

Accounting for Contingencies

The accounting rules for contingencies apply to an existing condition, situation or set of circumstances involving uncertainty as to possible loss that will ultimately be resolved when one or more future events occur or fail to occur. Known material contingencies, which are described in the notes to the financial statements, include certain regulatory matters (Note B), the Utilities’ responsibility for hazardous substances, such as asbestos, PCBs and coal tar that have been used or generated in the course of operations (Note G); certain tax matters (Notes J and L); and other contingencies (Note H). In accordance with the accounting rules, the Companies have accrued estimates of losses relating to the contingencies as to which loss is probable and can be reasonably estimated and no liability has been accrued for contingencies as to which loss is not probable or cannot be reasonably estimated.

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

Accounting for Goodwill

In accordance with the accounting rules for goodwill and intangible assets, Con Edison is required to test goodwill for impairment annually. See Notes K to the financial statements in Item 8. Goodwill is tested for impairment using a two-step approach. The first step of the goodwill impairment test compares the estimated fair value of a reporting unit with its carrying value, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill of the reporting unit is considered not impaired. If the carrying value exceeds the estimated fair value of the reporting unit, the second step is performed to measure the amount of impairment loss, if any. The second step requires a calculation of the implied fair value of goodwill.

Goodwill was $429 million at December 31, 2012. The most recent test, which was performed during 2012 did not require

42	CON EDISON ANNUAL REPORT

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED

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

Accounting for Leases

The Companies apply the accounting rules for leases and other related pronouncements to their leasing transactions. In accordance with the accounting rules, Con Edison accounted for Con Edison Development’s two “Lease In/Lease Out” or LILO transactions as leveraged leases. Accordingly, the company’s investment in these leases, net of non-recourse debt, is carried as a single amount in Con Edison’s consolidated balance sheet included in Item 8. In January 2013, the United States Court of Appeals for the Federal Circuit reversed an October 2009 trial court ruling and disallowed company-claimed tax deductions relating to a 1997 transaction in which Con Edison Development leased property from the owner and then immediately subleased it back to the owner. As a result, Con Edison expects to record an estimated charge of between $150 million and $170 million (after-tax) in the first quarter of 2013 to reflect the interest on disallowed federal and state income tax deductions and the recalculation of the accounting effect of the 1997 transaction and Con Edison Development’s 1999 LILO transaction. The transactions did not impact earnings in either 2012 or 2011. See Note J to the financial statements in Item 8.

Liquidity and Capital Resources

The Companies’ liquidity reflects cash flows from operating, investing and financing activities, as shown on their respective consolidated statement of cash flows and as discussed below.

The principal factors affecting Con Edison’s liquidity are its investments in the Utilities, the dividends it pays to its shareholders and the dividends it receives from the Utilities and cash flows from financing activities discussed below. In addition, in January 2013, Con Edison deposited $447 million with federal and state agencies in connection with Con Edison Development’s LILO transactions. See Note J to the financial statements in Item 8.

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

Changes in the Companies’ cash and temporary cash investments resulting from operating, investing and financing activities for the years ended December 31, 2012, 2011 and 2010 are summarized as follows:

Con Edison

(millions of dollars)	2012	2011	Variance 2012 vs. 2011	2010	Variance 2011 vs. 2010
Operating activities	$2,599	$3,137	$(538)	$2,381	$756
Investing activities	(2,523)	(2,150)	(373)	(2,175)	25
Financing activities	(330)	(677)	347	(128)	(549)
Net change	(254)	310	(564)	78	232
Balance at beginning of period	648	338	310	260	78
Balance at end of period	$394	$648	$(254)	$338	$310

CON EDISON ANNUAL REPORT	43

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED

CECONY

(millions of dollars)	2012	2011	Variance 2012 vs. 2011	2010	Variance 2011 vs. 2010
Operating activities	$2,346	$2,933	$(587)	$2,205	$728
Investing activities	(1,958)	(1,947)	(11)	(1,998)	51
Financing activities	(407)	(692)	285	(260)	(432)
Net change	(19)	294	(313)	(53)	347
Balance at beginning of period	372	78	294	131	(53)
Balance at end of period	$353	$372	$(19)	$78	$294

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

The Companies’ cash flows from operating activities also reflect the timing of the deduction for income tax purposes of their construction expenditures. Cash paid by Con Edison for income taxes, net of any refunds received was $46 million, $(236) million and $(25) million in 2012, 2011 and 2010, respectively (including $62 million, $(198) million and $(18) million for CECONY in 2012, 2011 and 2010, respectively). For 2012, the Companies had no current federal income tax liability as a result of, among other things, deduction of costs incurred in connection with Superstorm Sandy. Con Edison intends to apply estimated federal income tax payments made in 2012 (prior to Superstorm Sandy) to the payment of its 2013 tax liability. For 2011 and 2010, the Companies had no current federal income tax liability as a result of, among other things, the bonus depreciation provisions of the American Recovery and Reinvestment Act of 2009, the Small Business Jobs Act of 2010 and the Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010. In addition, the company changed its method of determining the timing of deductions of certain repairs to utility plant. The American Taxpayer Relief Act of 2012, which was enacted in January 2013, extends bonus depreciation provisions to assets placed in service before January 2014 (or, for certain types of assets, January 2015). For information about net operating loss carryforwards available for federal and state income tax purposes, see Note L to the financial statements in Item 8.

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

Net cash flows from operating activities in 2012 for Con Edison and CECONY were $538 million and $587 million lower, respectively, than in 2011. The decreases in net cash flows reflect the higher estimated income tax payments, net of refund received, in 2012 ($282 million for Con Edison and $260 million for CECONY). The decrease in net cash flows is also due to the increased pension contributions in 2012 ($244 million for Con Edison and $232 million for CECONY). The Companies contributed $797 million and $553 million (of which $741 million and $509 million was contributed by CECONY) to the pension plan during 2012 and 2011, respectively.

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

44	CON EDISON ANNUAL REPORT

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED

Cash Flows Used in Investing Activities

Net cash flows used in investing activities for Con Edison and CECONY were $373 million and $11 million higher, respectively, in 2012 than in 2011. The changes for Con Edison and CECONY reflect increased utility construction expenditures in 2012. In addition, for Con Edison, the change reflects the acquisition and construction of solar energy projects, return of investment resulting from the receipt of government grant proceeds at the Pilesgrove solar project and proceeds from grants related to other renewable investments.

Net cash flows used in investing activities for Con Edison and CECONY were $25 million and $51 million lower, respectively, in 2011 than in 2010. The decrease reflects primarily decreased utility construction expenditures in 2011, offset in part for Con Edison by higher construction expenditures at Con Edison Development.

Cash Flows from Financing Activities

Net cash flows from financing activities in 2012 for Con Edison and CECONY were $347 million and $285 million higher, respectively, than in 2011. Net cash flows from financing activities in 2011 for Con Edison and CECONY were $549 million and $432 million lower, respectively, than in 2010.

Con Edison’s cash flows from financing activities for the year ended December 31, 2010 reflect the issuance through public offering of 6.3 million Con Edison common shares resulting in net proceeds of $305 million. The proceeds from this offering were invested by Con Edison in CECONY.

Cash flows from financing activities for 2011 and 2010 also reflect the issuance of Con Edison common shares through its dividend reinvestment and employee stock plans (2011: 1.3 million shares for $31 million and 2010: 4.2 million shares for $133 million). In addition, as a result of the stock plan issuances, cash used to pay common stock dividends was reduced by $10 million in 2011 and $48 million in 2010. The number of shares issued through, and cash flows relating to, the plans in 2011, as compared with 2010, reflect the purchase in 2011 of shares in open-market transactions in connection with the plans.

CECONY had no issuances of long-term debt in 2011. Net cash flows from financing activities during the years ended December 31, 2012 and 2010 also reflect the following CECONY transactions:

2012

•

Issued $400 million 4.20 percent 30-year debentures, $239 million of the net proceeds from the sale of which were used to redeem all outstanding shares of its $5 Cumulative Preferred Stock and Cumulative Preferred Stock ($100 par value); and

•	Redeemed at maturity $300 million 5.625 percent 10-year debentures.

2010

•	Issued $350 million 4.45 percent 10-year debentures and $350 million 5.70 percent 30-year debentures;

•	Redeemed at maturity $325 million 8.125 percent 10-year debentures and $300 million 7.50 percent 10-year debentures; and

•

Issued $224.6 million of 1.45 percent, tax-exempt debt (which in 2012 was subject to mandatory tender and reoffered with interest rates reset weekly); the proceeds of which were used to refund 4.70 percent tax-exempt debt (that was also subject to redemption in 2012).

O&R had no issuances of long-term debt in 2012 and 2011. Con Edison’s net cash flows from financing activities also reflect the following O&R transactions:

2010

•	Issued $115 million 5.50 percent 30-year debentures;

•	Redeemed in advance of maturity $45 million 7.00 percent 30-year debentures due 2029;

•	Issued $55 million 2.50 percent 5-year debentures; the proceeds of which were used to purchase and cancel $55 million variable rate, tax-exempt debt that was due in 2014; and

•	Redeemed at maturity $55 million 7.50 percent 10-year debentures.

CON EDISON ANNUAL REPORT	45

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED

Cash flows from financing activities of the Companies also reflect commercial paper issuance. The commercial paper amounts outstanding at December 31, 2012, 2011 and 2010 and the average daily balances for 2012, 2011 and 2010 for Con Edison and CECONY were as follows:

	2012		2011		2010
(millions of dollars, except Weighted Average Yield)	Out- standing at Dec- ember 31	Daily average	Out- standing at Dec- ember 31	Daily average	Out- standing at Dec- ember 31	Daily average
Con Edison	$539	$144	$-	$83	$-	$370
CECONY	$421	$123	$-	$83	$-	$352
Weighted average yield	0.3%	0.3%	-%	0.3%	-%	0.4%

At February 20, 2013, Con Edison had $1,609 million of commercial paper outstanding (including $916 million outstanding at CECONY). The increase in outstanding commercial paper from December 31, 2012 reflects the January 2013 deposits of $447 million in connection with Con Edison Development’s LILO transactions (see Note J to the financial statements in Item 8) and the February 1, 2013 payment at maturity of $500 million of CECONY 4.875 percent 10-year debentures.

Common stock issuances and external borrowings are sources of liquidity that could be affected by changes in credit ratings, financial performance and capital market conditions. For information about the Companies’ credit ratings and certain financial ratios, see “Capital Requirements and Resources” in Item 1.

Other Changes in Assets and Liabilities

The following table shows changes in certain assets and liabilities at December 31, 2012, compared with December 31, 2011.

(millions of dollars)	Con Edison 2012 vs. 2011 Variance	CECONY 2012 vs. 2011 Variance
Assets
Non-utility plant	$466	-
Regulatory asset – Deferred storm costs	304	$229
Regulatory asset – Unrecognized pension and other postretirement costs	(175)	(147)
Liabilities
Deferred income taxes and investment tax credits	$809	$531
Notes payable	539	421
Accounts payable	260	215
Pension and retiree benefits	(157)	(117)

Non-Utility Plant

The increase in non-utility plant for Con Edison reflects the acquisition and construction of solar energy projects. See Note N to the financial statements in Item 8.

Regulatory Asset for Deferred Storm Costs and Accounts Payable

The increase in the regulatory asset for deferred storm costs and accounts payable reflects the response and restoration costs in connection with Superstorm Sandy and other major storms that were deferred by the Utilities under their New York electric rate plans. See “Other Regulatory Matters” in Note B to the financial statements in Item 8.

Regulatory Asset for Unrecognized Pension and Other Postretirement Costs and Noncurrent Liability for Pension and Retiree Benefits

The decrease in the regulatory asset for unrecognized pension and other postretirement costs and the noncurrent liability for pension and retiree benefits reflects the final actuarial valuation of the pension and other retiree benefit plans as measured at December 31, 2012, in accordance with the accounting rules for retirement benefits. The change in the regulatory asset also reflects the year’s amortization of accounting costs. The decrease in the noncurrent liability for pension and retiree benefits reflects in part contributions to the plans made by the Utilities in 2012. See Notes B, E and F to the financial statements in Item 8.

Deferred Income Taxes and Investment Tax Credits

The increase in the liability for deferred income taxes and investment tax credits reflects the timing of the tax deduction of expenditures for utility plant that resulted in amounts being collected from customers to pay income taxes in advance of when the income tax payments will be required. See “Cash Flows from Operating Activities,” above.

Notes Payable

The increase in notes payable reflects the commercial paper issuance by CECONY in advance of its January 2013 semi-annual payment of New York City property taxes ($610 million).

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

46	CON EDISON ANNUAL REPORT

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED

Interest Rate Risk

The interest rate risk relates primarily to variable rate debt and to new debt financing needed to fund capital requirements, including the construction expenditures of the Utilities and maturing debt securities. Con Edison and its businesses manage interest rate risk through the issuance of mostly fixed-rate debt with varying maturities and through opportunistic refinancing of debt. Con Edison and CECONY estimate that at December 31, 2012, a 10 percent variation in interest rates applicable to its variable rate debt would not result in a material change in annual interest expense. Under CECONY’s current gas, steam and electric rate plans, variations in actual long-term debt interest rates are reconciled to levels reflected in rates. Under O&R’s current New York rate plans, variations in actual tax-exempt (and under the gas rate plan, taxable) long-term debt interest expense are reconciled to the level set in rates.

In addition, from time to time, Con Edison and its businesses enter into derivative financial instruments to hedge interest rate risk on certain debt securities. See “Interest Rate Swap” in Note O to the financial statements in Item 8.

Commodity Price Risk

Con Edison’s commodity price risk relates primarily to the purchase and sale of electricity, gas and related derivative instruments. The Utilities and Con Edison’s competitive energy businesses apply risk management strategies to mitigate their related exposures. See Note O to the financial statements in Item 8.

Con Edison estimates that, as of December 31, 2012, a 10 percent decline in market prices would result in a decline in fair value of $52 million for the derivative instruments used by the Utilities to hedge purchases of electricity and gas, of which $42 million is for CECONY and $10 million is for O&R. Con Edison expects that any such change in fair value would be largely offset by directionally opposite changes in the cost of the electricity and gas purchased. In accordance with provisions approved by state regulators, the Utilities generally recover from customers the costs they incur for energy purchased for their customers, including gains and losses on certain derivative instruments used to hedge energy purchased and related costs. See “Recoverable Energy Costs” in Note A to the financial statements in Item 8.

Con Edison’s competitive energy businesses use a value-at-risk (VaR) model to assess the market risk of their electricity and gas commodity fixed-price purchase and sales commitments, physical forward contracts and commodity derivative instruments. VaR represents the potential change in fair value of instruments or the portfolio due to changes in market factors, for a specified time period and confidence level. These businesses estimate VaR across their electricity and natural gas commodity businesses using a delta-normal variance/covariance model with a 95 percent confidence level. Since the VaR calculation involves complex methodologies and estimates and assumptions that are based on past experience, it is not necessarily indicative of future results. VaR for transactions associated with hedges on generating assets and commodity contracts, assuming a one-day holding period, for the years ended December 31, 2012 and 2011, respectively, was as follows:

(millions of dollars)	2012	2011
95% Confidence Level, One-Day Holding Period
Average for the period	$1	$1
High	2	1
Low	-	-

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

The Utilities had $21 million of credit exposure in connection with energy supply and hedging activities, net of collateral, at December 31, 2012, of which $19 million was with commodity exchange brokers and $2 million was with investment grade counterparties.

Con Edison’s competitive energy businesses had $92 million of credit exposure in connection with energy supply and hedging activities, net of collateral, at December 31, 2012, of which $40 million was with investment grade counterparties, $22 million was with commodity exchange brokers, $28 million was with independent system operators and $2 million was with non-investment grade counterparties.

Investment Risk

The Companies’ investment risk relates to the investment of plan assets for their pension and other postretirement benefit plans. See “Application of Critical Accounting Policies – Accounting for Pensions and Other Postretirement Benefits,” above. The Companies’ current investment policy for pension plan assets

CON EDISON ANNUAL REPORT	47

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED

includes investment targets of 60 percent equities and 40 percent fixed income and other securities. At December 31, 2012, the pension plan investments consisted of 60 percent equity and 40 percent fixed income and other securities.

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

Con Edison’s principal business segments are CECONY’s regulated utility activities, O&R’s regulated utility activities and Con Edison’s competitive energy businesses. CECONY’s principal business segments are its regulated electric, gas and steam utility activities. A discussion of the results of operations by principal business segment for the years ended December 31, 2012, 2011 and 2010 follows. For additional business segment financial information, see Note N to the financial statements in Item 8.

48	CON EDISON ANNUAL REPORT

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED

Year Ended December 31, 2012 Compared with Year Ended December 31, 2011

The Companies’ results of operations (which were discussed above under “Results of Operations – Summary”) in 2012 compared with 2011 were:

	CECONY		O&R		Competitive Energy Businesses and Other(a)		Con Edison(b)
(millions of dollars)	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent
Operating revenues	$(245)	(2.3)%	$(60)	(7.0)%	$(393)	(24.6)%	$(698)	(5.4)%
Purchased power	(345)	(14.9)	(69)	(25.8)	(437)	(31.5)	(851)	(21.5)
Fuel	(102)	(24.8)	-	-	-	-	(102)	(24.8)
Gas purchased for resale	(131)	(25.3)	(18)	(20.7)	(12)	(70.6)	(161)	(25.9)
Operating revenues less purchased power, fuel and gas purchased for resale (net revenues)	333	4.6	27	5.4	56	28.7	416	5.3
Other operations and maintenance	227	8.9	7	2.5	(21)	(16.9)	213	7.2
Depreciation and amortization	65	7.8	5	10.4	1	14.3	71	8.0
Taxes, other than income taxes	31	1.8	6	10.9	(5)	(22.7)	32	1.8
Operating income	10	0.5	9	7.9	81	Large	100	4.5
Other income less deductions	-	-	(2)	(50.0)	(9)	(60.0)	(11)	(64.7)
Net interest expense	11	2.1	(4)	(11.8)	3	11.5	10	1.7
Income before income tax expense	(1)	(0.1)	11	13.1	69	Large	79	4.8
Income tax expense	(29)	(5.2)	-	-	29	Large	-	-
Net income	28	2.8	11	20.8	40	Large	79	7.4
Preferred stock dividend requirements	(8)	(72.7)	-	-	-	-	(8)	(72.7)
Net income for common stock	$36	3.7%	$11	20.8%	$40	Large	$87	8.3%

(a)	Includes inter-company and parent company accounting.
(b)	Represents the consolidated financial results of Con Edison and its businesses.

CECONY

	Twelve Months Ended December 31, 2012				Twelve Months Ended December 31, 2011
(millions of dollars)	Electric	Gas	Steam	2012 Total	Electric	Gas	Steam	2011 Total	2012-2011 Variation
Operating revenues	$8,176	$1,415	$596	$10,187	$8,228	$1,521	$683	$10,432	$(245)
Purchased power	1,938	-	30	1,968	2,260	-	53	2,313	(345)
Fuel	159	-	151	310	199	-	213	412	(102)
Gas purchased for resale	-	387	-	387	-	518	-	518	(131)
Net revenues	6,079	1,028	415	7,522	5,769	1,003	417	7,189	333
Operations and maintenance	2,273	330	185	2,788	2,041	366	154	2,561	227
Depreciation and amortization	710	120	64	894	656	110	63	829	65
Taxes, other than income taxes	1,403	232	112	1,747	1,377	232	107	1,716	31
Operating income	$1,693	$346	$54	$2,093	$1,695	$295	$93	$2,083	$10

CON EDISON ANNUAL REPORT	49

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED

Electric

CECONY’s results of electric operations for the year ended December 31, 2012 compared with the year ended December 31, 2011 is as follows:

	Twelve Months Ended
(millions of dollars)	December 31, 2012	December 31, 2011	Variation
Operating revenues	$8,176	$8,228	$(52)
Purchased power	1,938	2,260	(322)
Fuel	159	199	(40)
Net revenues	6,079	5,769	310
Operations and maintenance	2,273	2,041	232
Depreciation and amortization	710	656	54
Taxes, other than income taxes	1,403	1,377	26
Electric operating income	$1,693	$1,695	$(2)

CECONY’s electric sales and deliveries, excluding off-system sales, in 2012 compared with 2011 were:

	Millions of kWhs Delivered				Revenues in Millions
	Twelve Months Ended				Twelve Months Ended
Description	December 31, 2012	December 31, 2011	Variation	Percent Variation	December 31, 2012	December 31, 2011	Variation	Percent Variation
Residential/Religious(a)	10,718	11,404	(686)	(6.0)%	$2,749	$2,918	$(169)	(5.8)%
Commercial/Industrial	9,848	11,148	(1,300)	(11.7)	1,971	2,304	(333)	(14.5)
Retail access customers	25,990	24,234	1,756	7.2	2,750	2,354	396	16.8
NYPA, Municipal Agency and other sales	10,645	11,040	(395)	(3.6)	617	592	25	4.2
Other operating revenues	-	-	-	-	89	60	29	48.3
Total	57,201	57,826	(625)	(1.1)%	$8,176	$8,228	$(52)	(0.6)%

(a)	“Residential/Religious” generally includes single-family dwellings, individual apartments in multi-family dwellings, religious organizations and certain other not-for-profit organizations.

CECONY’s electric operating revenues decreased $52 million in 2012 compared with 2011 due primarily to lower purchased power ($322 million) and fuel costs ($40 million), offset by higher revenues from the electric rate plan ($310 million). CECONY’s revenues from electric sales are subject to a revenue decoupling mechanism, as a result of which delivery revenues generally are not affected by changes in delivery volumes from levels assumed when rates were approved. Other electric operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the revenue decoupling mechanism and other provisions of the company’s rate plans. See Note B to the financial statements in Item 8.

Electric delivery volumes in CECONY’s service area decreased 1.1 percent in 2012 compared with 2011. After adjusting for variations, principally weather and billing days, electric delivery volumes in CECONY’s service area increased 0.2 percent in 2012 compared with 2011.

CECONY’s electric purchased power costs decreased $322 million in 2012 compared with 2011 due to a decrease in purchased volumes ($321 million) and unit costs ($1 million). Electric fuel costs decreased $40 million in 2012 compared with 2011 due to lower unit costs ($58 million), offset by higher sendout volumes from the company’s electric generating facilities ($18 million).

CECONY’s electric operating income decreased $2 million in 2012 compared with 2011. The decrease reflects primarily higher operations and maintenance costs ($232 million), due primarily to higher pension expense ($149 million), and increase in surcharges that are collected in revenues from customers ($25 million) and higher support and maintenance of company underground facilities to accommodate municipal projects ($14 million), higher depreciation and amortization ($54 million) and higher taxes other than income taxes ($26 million, principally property taxes), offset in part by higher net revenues ($310 million, due primarily to the electric rate plan). Most of the operating expenses attributable to major storms in 2012 and 2011 were deferred as a regulatory asset. See “Regulatory Assets and Liabilities” in Note B to the financial statements.

50	CON EDISON ANNUAL REPORT

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED

Gas

CECONY’s results of gas operations for the year ended December 31, 2012 compared with the year ended December 31, 2011 is as follows:

	Twelve Months Ended
(millions of dollars)	December 31, 2012	December 31, 2011	Variation
Operating revenues	$1,415	$1,521	$(106)
Gas purchased for resale	387	518	(131)
Net revenues	1,028	1,003	25
Operations and maintenance	330	366	(36)
Depreciation and amortization	120	110	10
Taxes, other than income taxes	232	232	-
Gas operating income	$346	$295	$51

CECONY’s gas sales and deliveries, excluding off-system sales, in 2012 compared with 2011 were:

	Thousands of dths Delivered				Revenues in Millions
	Twelve Months Ended				Twelve Months Ended
Description	December 31, 2012	December 31, 2011	Variation	Percent Variation	December 31, 2012	December 31, 2011	Variation	Percent Variation
Residential	33,457	38,160	(4,703)	(12.3)%	$607	$704	$(97)	(13.8)%
General	24,138	26,536	(2,398)	(9.0)	282	344	(62)	(18.0)
Firm transportation	52,860	54,291	(1,431)	(2.6)	380	356	24	6.7
Total firm sales and transportation	110,455	118,987	(8,532)	(7.2)	1,269	1,404	(135)	(9.6)
Interruptible sales (a)	5,961	10,035	(4,074)	(40.6)	35	75	(40)	(53.3)
NYPA	48,107	34,893	13,214	37.9	2	2	-	-
Generation plants	85,827	75,207	10,620	14.1	32	32	-	-
Other	22,259	21,956	303	1.4	40	52	(12)	(23.1)
Other operating revenues	-	-	-	-	37	(44)	81	Large
Total	272,609	261,078	11,531	4.4%	$1,415	$1,521	$(106)	(7.0)%

(a)	Includes 563 and 3,801 thousands of dths for 2012 and 2011, respectively, which are also reflected in firm transportation and other.

CECONY’s gas operating revenues decreased $106 million in 2012 compared with 2011 due primarily to a decrease in gas purchased for resale costs ($131 million), offset in part higher revenues from the gas rate plan ($25 million). CECONY’s revenues from gas sales are subject to a weather normalization clause and a revenue decoupling mechanism as a result of which delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved. Other gas operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s rate plans. See Note B to the financial statements in Item 8.

CECONY’s sales and transportation volumes for firm customers decreased 7.2 percent in 2012 compared with 2011. After adjusting for variations, principally weather and billing days, firm gas sales and transportation volumes in the company’s service area increased 0.6 percent in 2012.

CECONY’s purchased gas cost decreased $131 million in 2012 compared with 2011 due to lower unit costs ($120 million) and sendout volumes ($11 million).

CECONY’s gas operating income increased $51 million in 2012 compared with 2011. The increase reflects primarily lower operations and maintenance expense ($36 million, due primarily to a decrease in the surcharges that are collected in revenues from customers ($34 million) and higher net revenues ($25 million), offset by higher depreciation and amortization ($10 million).

CON EDISON ANNUAL REPORT	51

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED

Steam

CECONY’s results of steam operations for the year ended December 31, 2012 compared with the year ended December 31, 2011 is as follows:

	Twelve Months Ended
(millions of dollars)	December 31, 2012	December 31, 2011	Variation
Operating revenues	$596	$683	$(87)
Purchased power	30	53	(23)
Fuel	151	213	(62)
Net revenues	415	417	(2)
Operations and maintenance	185	154	31
Depreciation and amortization	64	63	1
Taxes, other than income taxes	112	107	5
Steam operating income	$54	$93	$(39)

CECONY’s steam sales and deliveries in 2012 compared with 2011 were:

	Millions of Pounds Delivered				Revenues in Millions
	Twelve Months Ended				Twelve Months Ended
Description	December 31, 2012	December 31, 2011	Variation	Percent Variation	December 31, 2012	December 31, 2011	Variation	Percent Variation
General	425	519	(94)	(18.1)%	$25	$28	$(3)	(10.7)%
Apartment house	5,240	5,779	(539)	(9.3)	158	175	(17)	(9.7)
Annual power	14,076	16,024	(1,948)	(12.2)	429	487	(58)	(11.9)
Other operating revenues	-	-	-	-	(16)	(7)	(9)	Large
Total	19,741	22,322	(2,581)	(11.6)%	$596	$683	$(87)	(12.7)%

CECONY’s steam operating revenues decreased $87 million in 2012 compared with 2011 due primarily to the lower fuel costs ($62 million) and purchased power ($23 million). Other steam operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s rate plans. See Note B to the financial statements in Item 8.

Steam sales and delivery volumes decreased 11.6 percent in 2012 compared with 2011. After adjusting for variations, principally weather and billing days, steam sales and deliveries decreased 1.5 percent in 2012, reflecting lower average normalized use per customer.

CECONY’s steam fuel costs decreased $62 million in 2012 compared with 2011 due to lower unit costs ($53 million) and sendout volumes ($9 million). Steam purchased power costs decreased $23 million in 2012 compared with 2011 due to a decrease in unit costs ($13 million) and purchased volumes ($10 million).

Steam operating income decreased $39 million in 2012 compared with 2011. The decrease reflects primarily lower net revenues ($2 million) and higher operations and maintenance expense ($31 million, due primarily to higher pension expense ($35 million)), taxes other than income taxes ($5 million, principally property taxes) and depreciation and amortization ($1 million).

Taxes Other Than Income Taxes

At over $1.7 billion, taxes other than income taxes remain one of CECONY’s largest operating expenses. The principal components of, and variations in, taxes other than income taxes were:

(millions of dollars)	2012		2011		Increase/ (Decrease)
Property taxes	$1,351		$1,320		$31	(a)
State and local taxes related to revenue receipts	318		318		-
Payroll taxes	66		68		(2)
Other taxes	12		10		2
Total	$1,747	(b)	$1,716	(b)	$31

(a)	Property taxes increased $31 million reflecting primarily higher capital investments.
(b)	Including sales tax on customers’ bills, total taxes other than income taxes, billed to customers in 2012 and 2011 were $2,185 million and $2,175 million, respectively.

52	CON EDISON ANNUAL REPORT

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED

Net Interest Expense

Net interest expense increased $11 million in 2012 compared with 2011 due primarily to interest on regulatory liabilities and the issuance by CECONY in March 2012 of $400 million of 4.2 percent 30-year debentures.

Income Taxes

Income taxes decreased $29 million in 2012 compared with 2011 due primarily to higher deductions for injuries and damages payments in 2012.

Preferred Stock Dividend Requirements

Preferred stock dividend requirements decreased $8 million in 2012 compared with 2011 due to the company’s redemption, in May 2012, of all of its outstanding shares of $5 Cumulative Preferred Stock and Cumulative Preferred Stock ($100 par value).

O&R

	Twelve Months Ended December 31, 2012			Twelve Months Ended December 31, 2011
(millions of dollars)	Electric	Gas	2012 Total	Electric	Gas	2011 Total	2012-2011 Variation
Operating revenues	$592	$203	$795	$641	$214	$855	$(60)
Purchased power	198	-	198	267	-	267	(69)
Gas purchased for resale	-	69	69	-	87	87	(18)
Net revenues	394	134	528	374	127	501	27
Operations and maintenance	227	64	291	218	66	284	7
Depreciation and amortization	38	15	53	35	13	48	5
Taxes, other than income taxes	46	15	61	40	15	55	6
Operating income	$83	$40	$123	$81	$33	$114	$9

Electric

O&R’s results of electric operations for the year ended December 31, 2012 compared with the year ended December 31, 2011 is as follows:

	Twelve Months Ended
(millions of dollars)	December 31, 2012	December 31, 2011	Variation
Operating revenues	$592	$641	$(49)
Purchased power	198	267	(69)
Net revenues	394	374	20
Operations and maintenance	227	218	9
Depreciation and amortization	38	35	3
Taxes, other than income taxes	46	40	6
Electric operating income	$83	$81	$2

O&R’s electric sales and deliveries, excluding off-system sales, in 2012 compared with 2011 were:

	Millions of kWhs Delivered				Revenues in Millions
	Twelve Months Ended				Twelve Months Ended
Description	December 31, 2012	December 31, 2011	Variation	Percent Variation	December 31, 2012	December 31, 2011	Variation	Percent Variation
Residential/Religious(a)	1,632	1,750	(118)	(6.7)%	$272	$314	$(42)	(13.4)%
Commercial/Industrial	945	1,168	(223)	(19.1)	123	161	(38)	(23.6)
Retail access customers	3,040	2,760	280	10.1	178	157	21	13.4
Public authorities	114	111	3	2.7	10	11	(1)	(9.1)
Other operating revenues	-	-	-	-	9	(2)	11	Large
Total	5,731	5,789	(58)	(1.0)%	$592	$641	$(49)	(7.6)%

(a)	“Residential/Religious” generally includes single-family dwellings, individual apartments in multi-family dwellings, religious organizations and certain other not-for-profit organizations.

CON EDISON ANNUAL REPORT	53

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED

O&R’s electric operating revenues decreased $49 million in 2012 compared with 2011 due primarily to lower purchased power costs ($69 million), offset in part by the New York electric rate plan ($12 million). O&R’s New York electric delivery revenues are subject to a revenue decoupling mechanism, as a result of which delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved. O&R’s electric sales in New Jersey and Pennsylvania are not subject to a decoupling mechanism, and as a result, changes in such volumes do impact revenues. Other electric operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s electric rate plan. See Note B to the financial statements in Item 8.

Electric delivery volumes in O&R’s service area decreased 1.0 percent in 2012 compared with 2011. After adjusting for weather and other variations, electric delivery volumes in O&R’s service area increased 0.8 percent in 2012 compared with 2011.

Electric operating income increased $2 million in 2012 compared with 2011. The increase reflects primarily higher net revenues ($20 million), offset by higher operations and maintenance expense ($9 million, due to higher pension and health care expense), taxes other than income taxes ($6 million, principally property taxes) and depreciation and amortization ($3 million). Most of the operating expenses attributable to major storms in 2012 and 2011 were deferred as a regulatory asset.

Gas

O&R’s results of gas operations for the year ended December 31, 2012 compared with the year ended December 31, 2011 is as follows:

	Twelve Months Ended
(millions of dollars)	December 31, 2012	December 31, 2011	Variation
Operating revenues	$203	$214	$(11)
Gas purchased for resale	69	87	(18)
Net revenues	134	127	7
Operations and maintenance	64	66	(2)
Depreciation and amortization	15	13	2
Taxes, other than income taxes	15	15	-
Gas operating income	$40	$33	$7

O&R’s gas sales and deliveries, excluding off-system sales, in 2012 compared with 2011 were:

	Thousands of dths Delivered				Revenues in Millions
	Twelve Months Ended				Twelve Months Ended
Description	December 31, 2012	December 31, 2011	Variation	Percent Variation	December 31, 2012	December 31, 2011	Variation	Percent Variation
Residential	6,291	7,024	(733)	(10.4)%	$88	$104	$(16)	(15.4)%
General	1,248	1,360	(112)	(8.2)	15	18	(3)	(16.7)
Firm transportation	10,505	10,823	(318)	(2.9)	76	71	5	7.0
Total firm sales and transportation	18,044	19,207	(1,163)	(6.1)	179	193	(14)	(7.3)
Interruptible sales	4,326	4,184	142	3.4	4	4	-	-
Generation plants	738	1,109	(371)	(33.5)	-	1	(1)	Large
Other	793	864	(71)	(8.2)	-	-	-	-
Other gas revenues	-	-	-	-	20	16	4	25.0
Total	23,901	25,364	(1,463)	(5.8)%	$203	$214	$(11)	(5.1)%

O&R’s gas operating revenues decreased $11 million in 2012 compared with 2011 due primarily to the decrease in gas purchased for resale in 2012 ($18 million), offset in part by the gas rate plan.

Sales and transportation volumes for firm customers decreased 6.1 percent in 2012 compared with 2011. After adjusting for weather and other variations, total firm sales and transportation volumes increased 1.4 percent in 2012 compared with 2011.

54	CON EDISON ANNUAL REPORT

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED

Gas operating income increased $7 million in 2012 compared with 2011. The increase reflects primarily higher net revenues ($7 million) and lower operations and maintenance costs ($2 million), offset by higher depreciation and amortization ($2 million).

Taxes Other Than Income Taxes

Taxes, other than income taxes, increased $6 million in 2012 compared with 2011. The principal components of taxes, other than income taxes, were:

(millions of dollars)	2012		2011		Increase/ (Decrease)
Property taxes	$41		$35		$6
State and local taxes related to revenue receipts	13		14		(1)
Payroll taxes	6		6		-
Other taxes	1		-		1
Total	$61	(a)	$55	(a)	$6

(a)	Including sales tax on customers’ bills, total taxes other than income taxes, billed to customers in 2012 and 2011 were $80 million and $83 million, respectively.

Other Income (Deductions)

Other income (deductions) decreased $2 million in 2012 compared with 2011.

Net Interest Expense

Net interest expense decreased $4 million in 2012 compared with 2011 reflecting changes to accrued interest resulting from adjustments to prior year federal income tax returns.

Competitive Energy Businesses

The competitive energy businesses’ results of operations for the year ended December 31, 2012 compared with the year ended December 31, 2011 is as follows:

	Twelve Months Ended
(millions of dollars)	December 31, 2012	December 31, 2011	Variation
Operating revenues	$1,213	$1,617	$(404)
Purchased power	950	1,397	(447)
Gas purchased for resale	5	18	(13)
Net revenues	258	202	56
Operations and maintenance	107	128	(21)
Depreciation and amortization	8	7	1
Taxes, other than income taxes	18	21	(3)
Operating income	$125	$46	$79

The competitive energy businesses’ operating revenues decreased $404 million in 2012 compared with 2011, due primarily to lower electric retail and wholesale revenues. Electric wholesale revenues decreased $143 million in 2012 as compared with 2011, due to lower sales volumes ($110 million) and unit prices ($33 million). Electric retail revenues decreased $257 million, due to lower sales volume ($148 million) and unit prices ($109 million). Net mark-to-market values increased $90 million in 2012 as compared with 2011, of which $70 million in gains are reflected in purchased power costs and $20 million in gains are reflected in revenues. Other revenues decreased $24 million in 2012 as compared with 2011 due primarily to lower energy services revenues ($25 million) and other wholesale revenues ($15 million), partially offset by higher solar revenues ($14 million).

Purchased power costs decreased $447 million in 2012 compared with 2011, due primarily to lower volumes ($220 million), lower unit prices ($157 million) and changes in mark-to-market values ($70 million). Operating income increased $79 million in 2012 compared with 2011 due primarily to net mark-to-market effects ($90 million) and higher solar margins ($14 million), offset by lower electric retail margins ($22 million).

Other

For Con Edison, “Other” also includes inter-company eliminations relating to operating revenues and operating expenses.

CON EDISON ANNUAL REPORT	55

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED

Year Ended December 31, 2011 Compared with Year Ended December 31, 2010

The Companies’ results of operations (which were discussed above under “Results of Operations – Summary”) in 2011 compared with 2010 were:

	CECONY		O&R		Competitive Energy Businesses and Other(a)		Con Edison(b)
(millions of dollars)	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent
Operating revenues	$(141)	(1.3)%	$(55)	(6.0)%	$(243)	(13.2)%	$(439)	(3.3)%
Purchased power	(370)	(13.8)	(68)	(20.3)	(208)	(13.0)	(646)	(14.0)
Fuel	(46)	(10.0)	-	-	-	-	(46)	(10.0)
Gas purchased for resale	(56)	(9.8)	(12)	(12.1)	7	70.0	(61)	(8.9)
Operating revenues less purchased power, fuel and gas purchased for resale (net revenues)	331	4.8	25	5.3	(42)	(17.7)	314	4.1
Other operations and maintenance	68	2.7	9	3.3	4	3.3	81	2.8
Depreciation and amortization	42	5.3	4	9.1	(2)	(22.2)	44	5.2
Taxes, other than income taxes	60	3.6	6	12.2	4	22.2	70	4.1
Operating income	161	8.4	6	5.6	(48)	(53.3)	119	5.6
Other income less deductions	(28)	Large	2	Large	3	25.0	(23)	(57.5)
Net interest expense	(15)	(2.7)	(1)	(2.9)	1	4.0	(15)	(2.5)
Income before income tax expense	148	10.6	9	12.0	(46)	(59.7)	111	7.2
Income tax expense	63	12.7	5	19.2	(16)	(59.3)	52	9.5
Net income for common stock	$85	9.5%	$4	8.2%	$(30)	(60.0)%	$59	5.9%

(a)	Includes inter-company and parent company accounting.
(b)	Represents the consolidated financial results of Con Edison and its businesses.

CECONY

	Twelve Months Ended December 31, 2011				Twelve Months Ended December 31, 2010
(millions of dollars)	Electric	Gas	Steam	2011 Total	Electric	Gas	Steam	2010 Total	2011- 2010 Variation
Operating revenues	$8,228	$1,521	$683	$10,432	$8,376	$1,541	$656	$10,573	$(141)
Purchased power	2,260	-	53	2,313	2,629	-	54	2,683	(370)
Fuel	199	-	213	412	256	-	202	458	(46)
Gas purchased for resale	-	518	-	518	-	574	-	574	(56)
Net revenues	5,769	1,003	417	7,189	5,491	967	400	6,858	331
Operations and maintenance	2,041	366	154	2,561	1,963	346	184	2,493	68
Depreciation and amortization	656	110	63	829	623	102	62	787	42
Taxes, other than income taxes	1,377	232	107	1,716	1,356	209	91	1,656	60
Operating income	$1,695	$295	$93	$2,083	$1,549	$310	$63	$1,922	$161

56	CON EDISON ANNUAL REPORT

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED

Electric

CECONY’s results of electric operations for the year ended December 31, 2011 compared with the year ended December 31, 2010 is as follows:

	Twelve Months Ended
(millions of dollars)	December 31, 2011	December 31, 2010	Variation
Operating revenues	$8,228	$8,376	$(148)
Purchased power	2,260	2,629	(369)
Fuel	199	256	(57)
Net revenues	5,769	5,491	278
Operations and maintenance	2,041	1,963	78
Depreciation and amortization	656	623	33
Taxes, other than income taxes	1,377	1,356	21
Electric operating income	$1,695	$1,549	$146

CECONY’s electric sales and deliveries, excluding off-system sales, in 2011 compared with 2010 were:

	Millions of kWhs Delivered				Revenues in Millions
	Twelve Months Ended				Twelve Months Ended
Description	December 31, 2011	December 31, 2010	Variation	Percent Variation	December 31, 2011	December 31, 2010	Variation	Percent Variation
Residential/Religious(a)	11,404	11,518	(114)	(1.0)%	$2,918	$2,977	$(59)	(2.0)%
Commercial/Industrial	11,148	12,559	(1,411)	(11.2)	2,304	2,557	(253)	(9.9)
Retail access customers	24,234	23,098	1,136	4.9	2,354	2,123	231	10.9
NYPA, Municipal Agency and other sales	11,040	11,518	(478)	(4.2)	592	550	42	7.6
Other operating revenues	-	-	-	-	60	169	(109)	(64.5)
Total	57,826	58,693	(867)	(1.5)%	$8,228	$8,376	$(148)	(1.8)%

(a)	“Residential/Religious” generally includes single-family dwellings, individual apartments in multi-family dwellings, religious organizations and certain other not-for-profit organizations.

CECONY’s electric operating revenues decreased $148 million in 2011 compared with 2010 due primarily to lower purchased power ($369 million) and fuel costs ($57 million), offset by higher revenues from the electric rate plan ($278 million, which reflects, among other things, reconciliations of costs for municipal infrastructure support and capital expenditures ($10 million)). CECONY’s revenues from electric sales are subject to a revenue decoupling mechanism, as a result of which delivery revenues generally are not affected by changes in delivery volumes from levels assumed when rates were approved. Other electric operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the revenue decoupling mechanism and other provisions of the company’s rate plans. See Note B to the financial statements in Item 8.

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

CECONY’s electric operating income increased $146 million in 2011 compared with 2010. The increase reflects primarily higher net revenues ($278 million, due primarily to the electric rate plan). The higher net revenues were offset by higher operations and maintenance costs ($78 million), due primarily to higher pension expense ($99 million) and employees’ health care costs ($16 million), offset in part by lower regulatory assessments and fees ($52 million). In addition, net revenues were offset by higher taxes other than income taxes ($21 million, principally property taxes) and depreciation and amortization ($33 million). Most of the operating expenses attributable to major storms in 2011 and 2010 were deferred as a regulatory asset. See “Regulatory Assets and Liabilities” in Note B to the financial statements.

CON EDISON ANNUAL REPORT	57

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED

Gas

CECONY’s results of gas operations for the year ended December 31, 2011 compared with the year ended December 31, 2010 is as follows:

	Twelve Months Ended
(millions of dollars)	December 31, 2011	December 31, 2010	Variation
Operating revenues	$1,521	$1,541	$(20)
Gas purchased for resale	518	574	(56)
Net revenues	1,003	967	36
Operations and maintenance	366	346	20
Depreciation and amortization	110	102	8
Taxes, other than income taxes	232	209	23
Gas operating income	$295	$310	$(15)

CECONY’s gas sales and deliveries, excluding off-system sales, in 2011 compared with 2010 were:

	Thousands of dths Delivered				Revenues in Millions
	Twelve Months Ended				Twelve Months Ended
Description	December 31, 2011	December 31, 2010	Variation	Percent Variation	December 31, 2011	December 31, 2010	Variation	Percent Variation
Residential	38,160	37,963	197	0.5%	$704	$733	$(29)	(4.0)%
General	26,536	25,629	907	3.5	344	366	(22)	(6.0)
Firm transportation	54,291	51,859	2,432	4.7	356	347	9	2.6
Total firm sales and transportation	118,987	115,451	3,536	3.1	1,404	1,446	(42)	(2.9)
Interruptible sales (a)	10,035	8,521	1,514	17.8	75	60	15	25.0
NYPA	34,893	24,890	10,003	40.2	2	2	-	-
Generation plants	75,207	78,880	(3,673)	(4.7)	32	36	(4)	(11.1)
Other	21,956	20,786	1,170	5.6	52	51	1	2.0
Other operating revenues	-	-	-	-	(44)	(54)	10	18.5
Total	261,078	248,528	12,550	5.0%	$1,521	$1,541	$(20)	(1.3)%

(a)	Includes 3,801 and 3,385 thousands of dths for 2011 and 2010, respectively, which are also reflected in firm transportation and other.

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

58	CON EDISON ANNUAL REPORT

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED

Steam

CECONY’s results of steam operations for the year ended December 31, 2011 compared with the year ended December 31, 2010 is as follows:

	Twelve Months Ended
(millions of dollars)	December 31, 2011	December 31, 2010	Variation
Operating revenues	$683	$656	$27
Purchased power	53	54	(1)
Fuel	213	202	11
Net revenues	417	400	17
Operations and maintenance	154	184	(30)
Depreciation and amortization	63	62	1
Taxes, other than income taxes	107	91	16
Steam operating income	$93	$63	$30

CECONY’s steam sales and deliveries in 2011 compared with 2010 were:

	Millions of Pounds Delivered				Revenues in Millions
	Twelve Months Ended				Twelve Months Ended
Description	December 31, 2011	December 31, 2010	Variation	Percent Variation	December 31, 2011	December 31, 2010	Variation	Percent Variation
General	519	515	4	0.8%	$28	$25	$3	12.0%
Apartment house	5,779	5,748	31	0.5	175	158	17	10.8
Annual power	16,024	16,767	(743)	(4.4)	487	457	30	6.6
Other operating revenues	-	-	-	-	(7)	16	(23)	Large
Total	22,322	23,030	(708)	(3.1)%	$683	$656	$27	4.1%

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

Taxes Other Than Income Taxes

At over $1.7 billion, taxes other than income taxes remain one of CECONY’s largest operating expenses. The principal components of, and variations in, taxes other than income taxes were:

(millions of dollars)	2011		2010		Increase/ (Decrease)
Property taxes	$1,320		$1,271		$49	(a)
State and local taxes related to revenue receipts	318		315		3
Payroll taxes	68		65		3
Other taxes	10		5		5
Total	$1,716	(b)	$1,656	(b)	$60

(a)	Property taxes increased $49 million reflecting primarily higher capital investments.
(b)	Including sales tax on customers’ bills, total taxes other than income taxes, billed to customers in 2011 and 2010 were $2,175 million and $2,122 million, respectively.

CON EDISON ANNUAL REPORT	59

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED

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

Income Taxes

Income taxes increased $63 million in 2011 compared with 2010 due primarily to higher income in 2011.

O&R

	Twelve Months Ended December 31, 2011		Twelve Months Ended December 31, 2010
(millions of dollars)	Electric	Gas	2011 Total	Electric	Gas	2010 Total	2011-2010 Variation
Operating revenues	$641	$214	$855	$692	$218	$910	$(55)
Purchased power	267	-	267	335	-	335	(68)
Gas purchased for resale	-	87	87	-	99	99	(12)
Net revenues	374	127	501	357	119	476	25
Operations and maintenance	218	66	284	216	59	275	9
Depreciation and amortization	35	13	48	32	12	44	4
Taxes, other than income taxes	40	15	55	35	14	49	6
Operating income	$81	$33	$114	$74	$34	$108	$6

Electric

O&R’s results of electric operations for the year ended December 31, 2011 compared with the year ended December 31, 2010 is as follows:

	Twelve Months Ended
(millions of dollars)	December 31, 2011	December 31, 2010	Variation
Operating revenues	$641	$692	$(51)
Purchased power	267	335	(68)
Net revenues	374	357	17
Operations and maintenance	218	216	2
Depreciation and amortization	35	32	3
Taxes, other than income taxes	40	35	5
Electric operating income	$81	$74	$7

O&R’s electric sales and deliveries, excluding off-system sales, in 2011 compared with 2010 were:

	Millions of kWhs Delivered				Revenues in Millions
	Twelve Months Ended				Twelve Months Ended
Description	December 31, 2011	December 31, 2010	Variation	Percent Variation	December 31, 2011	December 31, 2010	Variation	Percent Variation
Residential/Religious(a)	1,750	1,893	(143)	(7.6)%	$314	$347	$(33)	(9.5)%
Commercial/Industrial	1,168	1,495	(327)	(21.9)	161	211	(50)	(23.7)
Retail access customers	2,760	2,330	430	18.5	157	132	25	18.9
Public authorities	111	110	1	0.9	11	12	(1)	(8.3)
Other operating revenues	-	-	-	-	(2)	(10)	8	80.0
Total	5,789	5,828	(39)	(0.7)%	$641	$692	$(51)	(7.4)%

(a)	“Residential/Religious” generally includes single-family dwellings, individual apartments in multi-family dwellings, religious organizations and certain other not-for-profit organizations.

60	CON EDISON ANNUAL REPORT

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED

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

Gas

O&R’s results of gas operations for the year ended December 31, 2011 compared with the year ended December 31, 2010 is as follows:

	Twelve Months Ended
(millions of dollars)	December 31, 2011	December 31, 2010	Variation
Operating revenues	$214	$218	$(4)
Gas purchased for resale	87	99	(12)
Net revenues	127	119	8
Operations and maintenance	66	59	7
Depreciation and amortization	13	12	1
Taxes, other than income taxes	15	14	1
Gas operating income	$33	$34	$(1)

O&R’s gas sales and deliveries, excluding off-system sales, in 2011 compared with 2010 were:

	Thousands of dths Delivered				Revenues in Millions
	Twelve Months Ended				Twelve Months Ended
Description	December 31, 2011	December 31, 2010	Variation	Percent Variation	December 31, 2011	December 31, 2010	Variation	Percent Variation
Residential	7,024	7,336	(312)	(4.3)%	$104	$111	$(7)	(6.3)%
General	1,360	1,436	(76)	(5.3)	18	20	(2)	(10.0)
Firm transportation	10,823	10,692	131	1.2	71	65	6	9.2
Total firm sales and transportation	19,207	19,464	(257)	(1.3)	193	196	(3)	(1.5)
Interruptible sales	4,184	4,497	(313)	(7.0)	4	9	(5)	(55.6)
Generation plants	1,109	691	418	60.5	1	-	1	Large
Other	864	840	24	2.9	-	-	-	-
Other gas revenues	-	-	-	-	16	13	3	23.1
Total	25,364	25,492	(128)	(0.5)%	$214	$218	$(4)	(1.8)%

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

CON EDISON ANNUAL REPORT	61

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED

Gas operating income decreased $1 million in 2011 compared with 2010. The decrease reflects primarily higher operations and maintenance costs ($7 million, due primarily to higher pension expense ($4 million)), taxes other than income taxes ($1 million, principally property taxes) and depreciation ($1 million), offset by higher net revenues ($8 million).

Taxes Other Than Income Taxes

Taxes, other than income taxes, increased $6 million in 2011 compared with 2010. The principal components of taxes, other than income taxes, were:

(millions of dollars)	2011		2010		Increase/ (Decrease)
Property taxes	$35		$29		$6
State and local taxes related to revenue receipts	14		14		-
Payroll taxes	6		6		-
Total	$55	(a)	$49	(a)	$6

(a)	Including sales tax on customers’ bills, total taxes other than income taxes, billed to customers in 2011 and 2010 were $83 million and $78 million, respectively.

Other Income (Deductions)

Other income (deductions) increased $2 million in 2011 compared with 2010.

Net Interest Expense

Net interest expense decreased $1 million in 2011 compared with 2010.

Income Taxes

Income taxes increased $5 million in 2011 compared with 2010 due primarily to higher income in 2011.

Competitive Energy Businesses

The competitive energy businesses’ results of operations for the year ended December 31, 2011 compared with the year ended December 31, 2010 is as follows:

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

Other

For Con Edison, “Other” also includes inter-company eliminations relating to operating revenues and operating expenses.

62	CON EDISON ANNUAL REPORT

ITEM 7A:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

CON EDISON ANNUAL REPORT	63

ITEM 8:	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All other schedules are omitted because they are not applicable or the required information is shown in financial statements or notes thereto.

64	CON EDISON ANNUAL REPORT

Supplementary Financial Information

Selected Quarterly Financial Data for the years ended December 31, 2012 and 2011 (Unaudited)

	2012
Con Edison	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(millions of dollars, except per share amounts)
Operating revenues	$3,078	$2,771	$3,438	$2,901
Operating income	561	475	851	453
Net income	280	214	440	207
Net income for common stock	277	214	440	207
Basic earnings per common share	$0.95	$0.73	$1.50	$0.71
Diluted earnings per common share	$0.94	$0.73	$1.49	$0.70

	2011
Con Edison	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(millions of dollars, except per share amounts)
Operating revenues	$3,349	$2,993	$3,629	$2,915
Operating income	626	398	756	459
Net income	314	168	386	193
Net income for common stock	311	165	383	190
Basic earnings per common share	$1.07	$0.57	$1.31	$0.65
Diluted earnings per common share	$1.06	$0.56	$1.30	$0.65

In the opinion of Con Edison, these quarterly amounts include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation.

	2012
CECONY	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(millions of dollars)
Operating revenues	$2,561	$2,309	$2,868	$2,449
Operating income	544	380	754	415
Net income for common stock	273	163	389	189

	2011
CECONY	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(millions of dollars)
Operating revenues	$2,709	$2,416	$2,917	$2,390
Operating income	546	370	702	465
Net income for common stock	268	157	353	200

In the opinion of CECONY, these quarterly amounts include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation.

CON EDISON ANNUAL REPORT	65

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

Management of the Company assessed the effectiveness of internal control over financial reporting as of December 31, 2012, using the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on that assessment, management has concluded that the Company had effective internal control over financial reporting as of December 31, 2012.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2012, has been audited by PricewaterhouseCoopers LLP, Con Edison’s independent registered public accounting firm, as stated in their report which appears on the following page of this Annual Report on Form 10-K.

/s/ Kevin Burke
Chairman, President and Chief Executive Officer
/s/ Robert Hoglund
Senior Vice President and Chief Financial Officer

February 21, 2013

66	CON EDISON ANNUAL REPORT

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Consolidated Edison, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Consolidated Edison, Inc. and its subsidiaries (the Company) at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

New York, New York

February 21, 2013

CON EDISON ANNUAL REPORT	67

Consolidated Edison, Inc.

Consolidated Income Statement

	For the Years Ended December 31,
(Millions of Dollars/Except Share Data)	2012	2011	2010
OPERATING REVENUES
Electric	$8,765	$8,866	$9,064
Gas	1,618	1,735	1,760
Steam	596	683	656
Non-utility	1,209	1,602	1,845
TOTAL OPERATING REVENUES	12,188	12,886	13,325
OPERATING EXPENSES
Purchased power	3,116	3,967	4,613
Fuel	310	412	458
Gas purchased for resale	461	622	683
Other operations and maintenance	3,182	2,969	2,888
Depreciation and amortization	955	884	840
Taxes, other than income taxes	1,825	1,793	1,723
TOTAL OPERATING EXPENSES	9,849	10,647	11,205
OPERATING INCOME	2,339	2,239	2,120
OTHER INCOME (DEDUCTIONS)
Investment and other income	18	23	46
Allowance for equity funds used during construction	4	11	15
Other deductions	(16)	(17)	(21)
TOTAL OTHER INCOME (DEDUCTIONS)	6	17	40
INCOME BEFORE INTEREST AND INCOME TAX EXPENSE	2,345	2,256	2,160
INTEREST EXPENSE
Interest on long-term debt	586	582	597
Other interest	20	18	21
Allowance for borrowed funds used during construction	(2)	(6)	(9)
NET INTEREST EXPENSE	604	594	609
INCOME BEFORE INCOME TAX EXPENSE	1,741	1,662	1,551
INCOME TAX EXPENSE	600	600	548
NET INCOME	1,141	1,062	1,003
Preferred stock dividend requirements of subsidiary	(3)	(11)	(11)
NET INCOME FOR COMMON STOCK	$1,138	$1,051	$992
Net income for common stock per common share — basic	$3.88	$3.59	$3.49
Net income for common stock per common share — diluted	$3.86	$3.57	$3.47
DIVIDENDS DECLARED PER SHARE OF COMMON STOCK	$2.42	$2.40	$2.38
AVERAGE NUMBER OF SHARES OUTSTANDING — BASIC (IN MILLIONS)	292.9	292.6	284.3
AVERAGE NUMBER OF SHARES OUTSTANDING — DILUTED (IN MILLIONS)	294.5	294.4	285.9

The accompanying notes are an integral part of these financial statements.

68	CON EDISON ANNUAL REPORT

Consolidated Edison, Inc.

Consolidated Statement of Comprehensive Income

	For the Years Ended December 31,
(Millions of Dollars)	2012	2011	2010
NET INCOME	$1,141	$1,062	$1,003
OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAXES
Pension plan liability adjustments, net of $4, $(12), and $5 taxes in 2012, 2011, and 2010, respectively	5	(18)	2
TOTAL OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAXES	5	(18)	2
COMPREHENSIVE INCOME	1,146	1,044	1,005
Preferred stock dividend requirements of subsidiary	(3)	(11)	(11)
COMPREHENSIVE INCOME FOR COMMON STOCK	$1,143	$1,033	$994

The accompanying notes are an integral part of these financial statements.

CON EDISON ANNUAL REPORT	69

Consolidated Edison, Inc.

Consolidated Statement of Cash Flows

	For the Twelve Months Ended December 31,
(Millions of Dollars)	2012	2011	2010
OPERATING ACTIVITIES
Net Income	$1,141	$1,062	$1,003
PRINCIPAL NON-CASH CHARGES/(CREDITS) TO INCOME
Depreciation and amortization	955	884	840
Deferred income taxes	584	491	659
Rate case amortization and accruals	42	49	13
Common equity component of allowance for funds used during construction	(4)	(11)	(15)
Net derivative (gains)/losses	(68)	22	(19)
Other non-cash items (net)	(16)	144	(18)
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable – customers, less allowance for uncollectibles	(99)	50	(126)
Materials and supplies, including fuel oil and gas in storage	26	(8)	7
Other receivables and other current assets	27	51	207
Prepayments	(14)	196	(210)
Accounts payable	111	(195)	(22)
Pensions and retiree benefits obligations	957	779	633
Pensions and retiree benefits contributions	(870)	(628)	(555)
Superfund and environmental remediation costs (net)	7	(9)	(3)
Accrued taxes	(26)	98	38
Accrued interest	(7)	5	(1)
Deferred charges, noncurrent assets and other regulatory assets	(292)	(139)	(287)
Deferred credits and other regulatory liabilities	92	234	80
Other assets	(31)	-	(9)
Other liabilities	84	62	166
NET CASH FLOWS FROM OPERATING ACTIVITIES	2,599	3,137	2,381
INVESTING ACTIVITIES
Utility construction expenditures	(1,917)	(1,887)	(1,986)
Cost of removal less salvage	(175)	(167)	(149)
Non-utility construction expenditures	(152)	(80)	(28)
Acquisition of solar energy projects	(337)	-	-
Proceeds from grants related to renewable energy investments	30	4	-
Net investment in Pilesgrove solar project and other	28	(20)	-
Purchase of additional ownership interest in Honeoye Storage Corporation	-	-	(12)
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(2,523)	(2,150)	(2,175)
FINANCING ACTIVITIES
Net proceeds of short-term debt	539	-	-
Preferred stock redemption	(239)	-	-
Issuance of long-term debt	400	-	1,095
Retirement of long-term debt	(305)	(4)	(1,011)
Issuance of common shares	-	-	306
Issuance of common shares for stock plans, net of repurchases	(9)	31	133
Debt issuance costs	(4)	-	(11)
Common stock dividends	(709)	(693)	(629)
Preferred stock dividends	(3)	(11)	(11)
NET CASH FLOWS USED IN FINANCING ACTIVITIES	(330)	(677)	(128)
CASH AND TEMPORARY CASH INVESTMENTS:
NET CHANGE FOR THE PERIOD	(254)	310	78
BALANCE AT BEGINNING OF PERIOD	648	338	260
BALANCE AT END OF PERIOD	$394	$648	$338
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid/(refunded) during the period for:
Interest	$571	$563	$583
Income taxes	$46	$(236)	$(25)

The accompanying notes are an integral part of these financial statements.

70	CON EDISON ANNUAL REPORT

Consolidated Edison, Inc.

Consolidated Balance Sheet

(Millions of Dollars)	December 31, 2012	December 31, 2011
ASSETS
CURRENT ASSETS
Cash and temporary cash investments	$394	$648
Accounts receivable — customers, less allowance for uncollectible accounts of $94 and $87 in 2012 and 2011, respectively	1,222	1,123
Accrued unbilled revenue	516	474
Other receivables, less allowance for uncollectible accounts of $10 in 2012 and 2011	228	303
Fuel oil, gas in storage, materials and supplies, at average cost	330	356
Prepayments	159	145
Deferred tax assets — current	296	266
Regulatory assets	74	164
Other current assets	232	159
TOTAL CURRENT ASSETS	3,451	3,638
INVESTMENTS	467	455
UTILITY PLANT, AT ORIGINAL COST
Electric	22,376	21,114
Gas	5,120	4,734
Steam	2,049	1,983
General	2,302	1,944
TOTAL	31,847	29,775
Less: Accumulated depreciation	6,573	6,051
Net	25,274	23,724
Construction work in progress	1,027	1,241
NET UTILITY PLANT	26,301	24,965
NON-UTILITY PLANT
Non-utility property, less accumulated depreciation of $68 and $59 in 2012 and 2011, respectively	555	89
Construction work in progress	83	39
NET PLANT	26,939	25,093
OTHER NONCURRENT ASSETS
Goodwill	429	429
Intangible assets, less accumulated amortization of $4 and $3 in 2012 and 2011, respectively	2	3
Regulatory assets	9,705	9,431
Other deferred charges and noncurrent assets	216	165
TOTAL OTHER NONCURRENT ASSETS	10,352	10,028
TOTAL ASSETS	$41,209	$39,214

The accompanying notes are an integral part of these financial statements.

CON EDISON ANNUAL REPORT	71

Consolidated Edison, Inc.

Consolidated Balance Sheet

(Millions of Dollars)	December 31, 2012	December 31, 2011
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Long-term debt due within one year	$706	$530
Notes payable	539	-
Accounts payable	1,215	955
Customer deposits	304	303
Accrued taxes	162	188
Accrued interest	153	160
Accrued wages	94	91
Fair value of derivative liabilities	47	169
Regulatory liabilities	183	118
Other current liabilities	542	473
TOTAL CURRENT LIABILITIES	3,945	2,987
NONCURRENT LIABILITIES
Obligations under capital leases	2	2
Provision for injuries and damages	149	181
Pensions and retiree benefits	4,678	4,835
Superfund and other environmental costs	545	489
Asset retirement obligations	159	145
Fair value of derivative liabilities	31	48
Other noncurrent liabilities	125	131
TOTAL NONCURRENT LIABILITIES	5,689	5,831
DEFERRED CREDITS AND REGULATORY LIABILITIES
Deferred income taxes and investment tax credits	8,372	7,563
Regulatory liabilities	1,202	977
Other deferred credits	70	64
TOTAL DEFERRED CREDITS AND REGULATORY LIABILITIES	9,644	8,604
LONG-TERM DEBT (See Statement of Capitalization)	10,062	10,143
SHAREHOLDERS’ EQUITY
Common shareholders’ equity (See Statement of Common Shareholders’ Equity)	11,869	11,436
Preferred stock of subsidiary (See Statement of Capitalization)	-	213
TOTAL SHAREHOLDERS’ EQUITY	11,869	11,649
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$41,209	$39,214

The accompanying notes are an integral part of these financial statements.

72	CON EDISON ANNUAL REPORT

Consolidated Edison, Inc.

Consolidated Statement of Common Shareholders’ Equity

(Millions of Dollars/Except Share Data)	Common Stock		Additional Paid- In Capital	Retained Earnings	Treasury Stock		Capital Stock Expense	Accumulated Other Comprehensive Income/(Loss)	Total
	Shares	Amount			Shares	Amount
BALANCE AS OF DECEMBER 31, 2009	281,123,741	$30	$4,420	$6,904	23,210,700	$(1,001)	$(62)	$(42)	$10,249
Net income for common stock				992					992
Common stock dividends				(676)					(676)
Issuance of common shares – public offering	6,300,000	1	307				(2)		306
Issuance of common shares – dividend reinvestment and employee stock plans	4,192,593		188						188
Other comprehensive income								2	2
BALANCE AS OF DECEMBER 31, 2010	291,616,334	$31	$4,915	$7,220	23,210,700	$(1,001)	$(64)	$(40)	$11,061
Net income for common stock				1,051					1,051
Common stock dividends				(703)					(703)
Issuance of common shares – dividend reinvestment and employee stock plans	1,272,187	1	76		(1,538,166)	55			132
Common stock repurchases					1,521,541	(87)			(87)
Other comprehensive income								(18)	(18)
BALANCE AS OF DECEMBER 31, 2011	292,888,521	$32	$4,991	$7,568	23,194,075	$(1,033)	$(64)	$(58)	$11,436
Net income for common stock				1,138					1,138
Common stock dividends				(709)					(709)
Issuance of common shares for stock plans, net of repurchases	(16,625)				16,625	(4)	3		(1)
Other comprehensive income								5	5
BALANCE AS OF DECEMBER 31, 2012	292,871,896	$32	$4,991	$7,997	23,210,700	$(1,037)	$(61)	$(53)	$11,869

The accompanying notes are an integral part of these financial statements.

CON EDISON ANNUAL REPORT	73

Consolidated Edison, Inc.

Consolidated Statement of Capitalization

	Shares outstanding December 31,		At December 31,
(Millions of Dollars)	2012	2011	2012	2011
TOTAL COMMON SHAREHOLDERS’ EQUITY BEFORE	292,871,896	292,888,521	$11,922	$11,494
ACCUMULATED OTHER COMPREHENSIVE LOSS
Pension plan liability adjustments, net of $(30) and $(34) taxes in 2012 and 2011, respectively			(50)	(55)
Unrealized gains/(losses) on derivatives qualified as cash flow hedges, less reclassification adjustment for gains/(losses) included in net income and reclassification adjustment for unrealized losses included in regulatory assets, net of $(2) taxes in 2012 and 2011			(3)	(3)
TOTAL ACCUMULATED OTHER COMPREHENSIVE LOSS, NET OF TAXES			(53)	(58)
TOTAL COMMON SHAREHOLDERS’ EQUITY (SEE STATEMENT OF COMMON SHAREHOLDERS’ EQUITY)			11,869	11,436
PREFERRED STOCK OF SUBSIDIARY
$5 Cumulative Preferred, without par value, authorized 1,915,319 shares	-	1,915,319	-	175
Cumulative Preferred, $100 par value, authorized 6,000,000 shares
4.65% Series C	-	153,296	-	16
4.65% Series D	-	222,330	-	22
TOTAL PREFERRED STOCK			$-	$213

The accompanying notes are an integral part of these financial statements.

74	CON EDISON ANNUAL REPORT

Consolidated Edison, Inc.

Consolidated Statement of Capitalization

LONG-TERM DEBT (Millions of Dollars)			At December 31,
Maturity	Interest Rate	Series	2012	2011

DEBENTURES:
2012	5.625%	2002A	$-	$300
2013	4.875	2002B	500	500
2013	3.85	2003B	200	200
2014	4.70	2004A	200	200
2014	5.55	2009A	275	275
2015	5.30	2005A	40	40
2015	5.375	2005C	350	350
2015	2.50	2010A	55	55
2016	5.45	2006A	75	75
2016	5.50	2006C	400	400
2016	5.30	2006D	250	250
2018	5.85	2008A	600	600
2018	6.15	2008A	50	50
2018	7.125	2008C	600	600
2019	4.96	2009A	60	60
2019	6.65	2009B	475	475
2020	4.45	2010A	350	350
2027	6.50	1997F	80	80
2033	5.875	2003A	175	175
2033	5.10	2003C	200	200
2034	5.70	2004B	200	200
2035	5.30	2005A	350	350
2035	5.25	2005B	125	125
2036	5.85	2006A	400	400
2036	6.20	2006B	400	400
2036	5.70	2006E	250	250
2037	6.30	2007A	525	525
2038	6.75	2008B	600	600
2039	6.00	2009B	60	60
2039	5.50	2009C	600	600
2040	5.70	2010B	350	350
2040	5.50	2010B	115	115
2042	4.20	2012A	400	-
TOTAL DEBENTURES			9,310	9,210
TRANSITION BONDS:
2019*	5.22%	2004-1	25	29
TOTAL TRANSITION BONDS			25	29
TAX-EXEMPT DEBT - Notes issued to New York State Energy Research and Development Authority for Facilities Revenue Bonds**:
2015	0.21%	1995***	44	44
2032	0.32	2004B Series 1	127	127
2034	0.27	1999A	293	293
2035	0.28	2004B Series 2	20	20
2036	0.23	2001B	98	98
2036	0.13	2010A	225	225
2039	0.23	2004A	98	98
2039	0.13	2004C	99	99
2039	0.11	2005A	126	126
TOTAL TAX-EXEMPT DEBT			1,130	1,130
Other long-term debt			319	321
Unamortized debt discount			(16)	(17)
TOTAL			10,768	10,673
Less: long-term debt due within one year			706	530
TOTAL LONG-TERM DEBT			10,062	10,143
TOTAL CAPITALIZATION			$21,931	$21,792

*	The final date to pay the entire remaining unpaid principal balance, if any, of all outstanding bonds is May 17, 2021.
**	Rates reset weekly or by auction held every 35 days; December 31, 2012 rates shown.
***	Issued for O&R pollution control financing.

The accompanying notes are an integral part of these financial statements.

CON EDISON ANNUAL REPORT	75

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

Management of the Company assessed the effectiveness of internal control over financial reporting as of December 31, 2012, using the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on that assessment, management has concluded that the Company had effective internal control over financial reporting as of December 31, 2012.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2012, has been audited by PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, as stated in their report which appears on the following page of this Annual Report on Form 10-K.

/s/ Kevin Burke
Chairman and Chief Executive Officer

/s/ Robert Hoglund
Senior Vice President and Chief Financial Officer

February 21, 2013

76	CON EDISON ANNUAL REPORT

Report of Independent Registered Public Accounting Firm

To the Board of Trustees and Stockholder of Consolidated Edison Company of New York, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Consolidated Edison Company of New York, Inc. and its subsidiaries (the Company) at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

New York, New York

February 21, 2013

CON EDISON ANNUAL REPORT	77

Consolidated Edison Company of New York, Inc.

Consolidated Income Statement

	For the Years Ended December 31,
(Millions of Dollars)	2012	2011	2010
OPERATING REVENUES
Electric	$8,176	$8,228	$8,376
Gas	1,415	1,521	1,541
Steam	596	683	656
TOTAL OPERATING REVENUES	10,187	10,432	10,573
OPERATING EXPENSES
Purchased power	1,968	2,313	2,683
Fuel	310	412	458
Gas purchased for resale	387	518	574
Other operations and maintenance	2,788	2,561	2,493
Depreciation and amortization	894	829	787
Taxes, other than income taxes	1,747	1,716	1,656
TOTAL OPERATING EXPENSES	8,094	8,349	8,651
OPERATING INCOME	2,093	2,083	1,922
OTHER INCOME (DEDUCTIONS)
Investment and other income	9	4	32
Allowance for equity funds used during construction	2	8	13
Other deductions	(13)	(14)	(19)
TOTAL OTHER INCOME (DEDUCTIONS)	(2)	(2)	26
INCOME BEFORE INTEREST AND INCOME TAX EXPENSE	2,091	2,081	1,948
INTEREST EXPENSE
Interest on long-term debt	525	523	537
Other interest	22	16	19
Allowance for borrowed funds used during construction	(2)	(5)	(7)
NET INTEREST EXPENSE	545	534	549
INCOME FROM CONTINUING OPERATIONS BEFORE TAXES	1,546	1,547	1,399
INCOME TAX EXPENSE	529	558	495
NET INCOME	1,017	989	904
Preferred stock dividend requirements	(3)	(11)	(11)
NET INCOME FOR COMMON STOCK	$1,014	$978	$893

The accompanying notes are an integral part of these financial statements.

78	CON EDISON ANNUAL REPORT

Consolidated Edison Company of New York, Inc.

Consolidated Statement of Comprehensive Income

	For the Years Ended December 31,
(Millions of Dollars)	2012	2011	2010
NET INCOME	$1,017	$989	$904
OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAXES
Pension plan liability adjustments, net of $(1) taxes in 2012, 2011, and 2010	(1)	(2)	(2)
TOTAL OTHER COMPREHENSIVE INCOME, NET OF TAXES	(1)	(2)	(2)
COMPREHENSIVE INCOME	$1,016	$987	$902

The accompanying notes are an integral part of these financial statements.

CON EDISON ANNUAL REPORT	79

Consolidated Edison Company of New York, Inc.

Consolidated Statement of Cash Flows

	For the Twelve Months Ended December 31,
(Millions of Dollars)	2012	2011	2010
OPERATING ACTIVITIES
Net income	$1,017	$989	$904
PRINCIPAL NON-CASH CHARGES/(CREDITS) TO INCOME
Depreciation and amortization	894	829	787
Deferred income taxes	365	462	622
Rate case amortization and accruals	42	49	13
Common equity component of allowance for funds used during construction	(2)	(8)	(13)
Other non-cash items (net)	14	96	(12)
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable – customers, less allowance for uncollectibles	(131)	48	(121)
Materials and supplies, including fuel oil and gas in storage	23	(2)	4
Other receivables and other current assets	(40)	170	11
Prepayments	4	(3)	-
Accounts payable	102	(132)	(17)
Pensions and retiree benefits obligations	860	678	575
Pensions and retiree benefits contributions	(804)	(576)	(507)
Superfund and environmental remediation costs (net)	9	(9)	(8)
Accrued taxes	94	95	13
Accrued interest	-	3	(7)
Deferred charges, noncurrent assets and other regulatory assets	(262)	(32)	(294)
Deferred credits and other regulatory liabilities	100	224	70
Other liabilities	61	52	185
NET CASH FLOWS FROM OPERATING ACTIVITIES	2,346	2,933	2,205
INVESTING ACTIVITIES
Utility construction expenditures	(1,788)	(1,785)	(1,853)
Cost of removal less salvage	(170)	(162)	(145)
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(1,958)	(1,947)	(1,998)
FINANCING ACTIVITIES
Net proceeds of short-term debt	421	-	-
Preferred stock redemption	(239)	-	-
Issuance of long-term debt	400	-	925
Retirement of long-term debt	(300)	-	(850)
Debt issuance costs	(4)	-	(9)
Capital contribution by parent	-	-	355
Dividend to parent	(682)	(681)	(670)
Preferred stock dividends	(3)	(11)	(11)
NET CASH FLOWS USED IN FINANCING ACTIVITIES	(407)	(692)	(260)
CASH AND TEMPORARY CASH INVESTMENTS:
NET CHANGE FOR THE PERIOD	(19)	294	(53)
BALANCE AT BEGINNING OF PERIOD	372	78	131
BALANCE AT END OF PERIOD	$353	$372	$78
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid/(refunded) during the period for:
Interest	$513	$504	$528
Income taxes	$62	$(198)	$(18)

The accompanying notes are an integral part of these financial statements.

80	CON EDISON ANNUAL REPORT

Consolidated Edison Company of New York, Inc.

Consolidated Balance Sheet

(Millions of Dollars)	December 31, 2012	December 31, 2011
ASSETS
CURRENT ASSETS
Cash and temporary cash investments	$353	$372
Accounts receivable – customers, less allowance for uncollectible accounts of $87 and $79 in 2012 and 2011, respectively	1,108	977
Other receivables, less allowance for uncollectible accounts of $9 in 2012 and 2011	106	102
Accrued unbilled revenue	406	366
Accounts receivable from affiliated companies	61	54
Fuel oil, gas in storage, materials and supplies, at average cost	285	308
Prepayments	81	85
Regulatory assets	60	140
Deferred tax assets—current	193	157
Other current assets	134	100
TOTAL CURRENT ASSETS	2,787	2,661
INVESTMENTS	207	177
UTILITY PLANT AT ORIGINAL COST
Electric	21,079	19,886
Gas	4,547	4,200
Steam	2,049	1,983
General	2,126	1,785
TOTAL	29,801	27,854
Less: Accumulated depreciation	6,009	5,523
Net	23,792	22,331
Construction work in progress	947	1,165
NET UTILITY PLANT	24,739	23,496
NON-UTILITY PROPERTY
Non-utility property, less accumulated depreciation of $25 and $24 in 2012 and 2011, respectively	6	6
NET PLANT	24,745	23,502
OTHER NONCURRENT ASSETS
Regulatory assets	8,972	8,750
Other deferred charges and noncurrent assets	174	128
TOTAL OTHER NONCURRENT ASSETS	9,146	8,878
TOTAL ASSETS	$36,885	$35,218

The accompanying notes are an integral part of these financial statements.

CON EDISON ANNUAL REPORT	81

Consolidated Edison Company of New York, Inc.

Consolidated Balance Sheet

(Millions of Dollars)	December 31, 2012	December 31, 2011
LIABILITIES AND SHAREHOLDER’S EQUITY
CURRENT LIABILITIES
Long-term debt due within one year	$700	$525
Notes payable	421	-
Accounts payable	989	774
Accounts payable to affiliated companies	22	16
Customer deposits	292	290
Accrued taxes	37	32
Accrued taxes to affiliated companies	215	126
Accrued interest	133	133
Accrued wages	84	81
Fair value of derivative liabilities	28	98
Regulatory liabilities	145	79
Other current liabilities	446	396
TOTAL CURRENT LIABILITIES	3,512	2,550
NONCURRENT LIABILITIES
Obligations under capital leases	2	2
Provision for injuries and damages	141	173
Pensions and retiree benefits	4,220	4,337
Superfund and other environmental costs	433	373
Asset retirement obligations	158	145
Fair value of derivative liabilities	11	24
Other noncurrent liabilities	115	120
TOTAL NONCURRENT LIABILITIES	5,080	5,174
DEFERRED CREDITS AND REGULATORY LIABILITIES
Deferred income taxes and investment tax credits	7,452	6,921
Regulatory liabilities	1,077	861
Other deferred credits	67	61
TOTAL DEFERRED CREDITS AND REGULATORY LIABILITIES	8,596	7,843
LONG-TERM DEBT (See Statement of Capitalization)	9,145	9,220
SHAREHOLDER’S EQUITY
Common shareholder’s equity (See Statement of Common Shareholder’s Equity)	10,552	10,218
Preferred stock	-	213
TOTAL SHAREHOLDER’S EQUITY	10,552	10,431
TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$36,885	$35,218

The accompanying notes are an integral part of these financial statements.

82	CON EDISON ANNUAL REPORT

Consolidated Edison Company of New York, Inc.

Consolidated Statement of Common Shareholder’s Equity

(Millions of Dollars/Except Share Data)	Common Stock		Additional Paid-In Capital	Retained Earnings	Repurchased Con Edison Stock	Capital Stock Expense	Accumulated Other Comprehensive Income/(Loss)	Total
	Shares	Amount
BALANCE AS OF DECEMBER 31, 2009	235,488,094	$589	$3,877	$5,909	$(962)	$(62)	$(4)	$9,347
Net income				904				904
Common stock dividend to parent				(670)				(670)
Capital contribution by parent			357			(2)		355
Cumulative preferred dividends				(11)				(11)
Other comprehensive income							(2)	(2)
BALANCE AS OF DECEMBER 31, 2010	235,488,094	$589	$4,234	$6,132	$(962)	$(64)	$(6)	$9,923
Net income				989				989
Common stock dividend to parent				(681)				(681)
Cumulative preferred dividends				(11)				(11)
Other comprehensive income							(2)	(2)
BALANCE AS OF DECEMBER 31, 2011	235,488,094	$589	$4,234	$6,429	$(962)	$(64)	$(8)	$10,218
Net income				1,017				1,017
Common stock dividend to parent				(682)				(682)
Cumulative preferred dividends				(3)				(3)
Preferred stock redemption						3		3
Other comprehensive income							(1)	(1)
BALANCE AS OF DECEMBER 31, 2012	235,488,094	$589	$4,234	$6,761	$(962)	$(61)	$(9)	$10,552

The accompanying notes are an integral part of these financial statements.

CON EDISON ANNUAL REPORT	83

Consolidated Edison Company of New York, Inc.

Consolidated Statement of Capitalization

	Shares outstanding December 31,		At December 31,
(Millions of Dollars)	2012	2011	2012	2011
TOTAL COMMON SHAREHOLDER’S EQUITY BEFORE	235,488,094	235,488,094	$10,561	$10,226
ACCUMULATED OTHER COMPREHENSIVE LOSS
Pension plan liability adjustments, net $(4), and $(3) taxes in 2012, and 2011, respectively			(6)	(5)
Unrealized gains on derivatives qualified as cash flow hedges, less reclassification adjustment for gains included in net income, net of $(2) taxes in 2012 and 2011			(3)	(3)
TOTAL ACCUMULATED OTHER COMPREHENSIVE LOSS, NET OF TAXES			(9)	(8)
TOTAL COMMON SHAREHOLDER’S EQUITY (SEE STATEMENT OF COMMON SHAREHOLDER’S EQUITY)			10,552	10,218
PREFERRED STOCK
$5 Cumulative Preferred, without par value, authorized 1,915,319 shares	-	1,915,319	-	175
Cumulative Preferred, $100 par value, authorized 6,000,000 shares
4.65% Series C	-	153,296	-	16
4.65% Series D	-	222,330	-	22
TOTAL PREFERRED STOCK			$-	$213

The accompanying notes are an integral part of these financial statements.

84	CON EDISON ANNUAL REPORT

Consolidated Edison Company of New York, Inc.

Consolidated Statement of Capitalization

LONG-TERM DEBT (Millions of Dollars)			At December 31,
Maturity	Interest Rate	Series	2012	2011
DEBENTURES:
2012	5.625%	2002A	$-	$300
2013	4.875	2002B	500	500
2013	3.85	2003B	200	200
2014	4.70	2004A	200	200
2014	5.55	2009A	275	275
2015	5.375	2005C	350	350
2016	5.50	2006C	400	400
2016	5.30	2006D	250	250
2018	5.85	2008A	600	600
2018	7.125	2008C	600	600
2019	6.65	2009B	475	475
2020	4.45	2010A	350	350
2033	5.875	2003A	175	175
2033	5.10	2003C	200	200
2034	5.70	2004B	200	200
2035	5.30	2005A	350	350
2035	5.25	2005B	125	125
2036	5.85	2006A	400	400
2036	6.20	2006B	400	400
2036	5.70	2006E	250	250
2037	6.30	2007A	525	525
2038	6.75	2008B	600	600
2039	5.50	2009C	600	600
2040	5.70	2010B	350	350
2042	4.20	2012A	400	-
TOTAL DEBENTURES			8,775	8,675
TAX-EXEMPT DEBT – Notes issued to New York State Energy Research and Development Authority for Facilities Revenue Bonds*:
2032	0.32%	2004B Series 1	127	127
2034	0.27	1999A	293	293
2035	0.28	2004B Series 2	20	20
2036	0.23	2001B	98	98
2036	0.13	2010A	225	225
2039	0.23	2004A	98	98
2039	0.13	2004C	99	99
2039	0.11	2005A	126	126
TOTAL TAX-EXEMPT DEBT			1,086	1,086
Unamortized debt discount			(16)	(16)
TOTAL			9,845	9,745
Less: long-term debt due within one year			700	525
TOTAL LONG-TERM DEBT			9,145	9,220
TOTAL CAPITALIZATION			$19,697	$19,651

*	Rates reset weekly or by auction held every 35 days; December 31, 2012 rates shown.

The accompanying notes are an integral part of these financial statements.

CON EDISON ANNUAL REPORT	85

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

Rates used for AFDC include the cost of borrowed funds and a reasonable rate of return on the Utilities’ own funds when so used, determined in accordance with regulations of the FERC or the state public utility regulatory authority having jurisdiction. The rate is compounded semiannually, and the amounts applicable to borrowed funds are treated as a reduction of interest charges, while the amounts applicable to the Utilities’ own funds are credited to other income (deductions). The AFDC rates for CECONY were 6.5 percent, 6.9 percent and 5.3 percent for

86	CON EDISON ANNUAL REPORT

Notes to the Financial Statements — Continued

2012, 2011, and 2010, respectively. The AFDC rates for O&R were 7.0 percent, 6.6 percent and 5.8 percent for 2012, 2011, and 2010, respectively.

The Utilities generally compute annual charges for depreciation using the straight-line method for financial statement purposes, with rates based on average service lives and net salvage factors. The average depreciation rate for CECONY was 3.1 percent for 2012, 2011, and 2010. The average depreciation rate for O&R was 2.9 percent for 2012 and 2.8 percent for 2011 and 2010.

The estimated lives for utility plant for CECONY range from 5 to 80 years for electric, 5 to 85 years for gas, 5 to 70 years for steam and 5 to 50 years for general plant. For O&R, the estimated lives for utility plant range from 5 to 75 years for electric, 5 to 75 years for gas and 5 to 50 years for general plant.

At December 31, 2012 and 2011, the capitalized cost of the Companies’ utility plant, net of accumulated depreciation, was as follows:

	Con Edison		CECONY
(Millions of Dollars)	2012	2011	2012	2011
Electric
Generation	$434	$400	$434	$400
Transmission	2,698	2,654	2,518	2,476
Distribution	14,658	13,805	13,930	13,125
Gas*	4,170	3,858	3,735	3,455
Steam	1,674	1,651	1,674	1,651
General	1,567	1,282	1,439	1,162
Held for future use	72	74	62	62
Construction work in progress	1,027	1,241	947	1,165
Net Utility Plant	$26,300	$24,965	$24,739	$23,496

*	Primarily distribution.

Under the Utilities’ current rate plans, the aggregate annual depreciation allowance in effect at December 31, 2012 was $935 million, including $888 million under CECONY’s electric, gas and steam rate plans that have been approved by the New York State Public Service Commission (NYSPSC).

Non-Utility Plant

Non-utility plant is stated at original cost and consists primarily of land, gas storage and solar facilities that are currently not used within electric, gas or steam utility operations. Depreciation on these assets is computed using the straight-line method for financial statement purposes over their estimated useful lives, which range from 3 to 30 years.

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

Impairments

In accordance with the accounting rules for impairment or disposal of long-lived assets, the Companies evaluate the impairment of long-lived assets, based on projections of undiscounted future cash flows, whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. In the event an evaluation indicates that such cash flows cannot be expected to be sufficient to fully recover the assets, the assets are written down to their estimated fair value. No impairment charges were recognized in 2012, 2011 or 2010.

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

Recoverable Energy Costs

The Utilities generally recover all of their prudently incurred fuel, purchased power and gas costs, including hedging gains and

CON EDISON ANNUAL REPORT	87

Notes to the Financial Statements — Continued

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

The Companies calculate the expected return on pension and other postretirement benefit plan assets by multiplying the expected rate of return on plan assets by the market-related value (MRV) of plan assets at the beginning of the year, taking into consideration anticipated contributions and benefit payments that are to be made during the year. The accounting rules allow the MRV of plan assets to be either fair value or a calculated value that recognizes changes in fair value in a systematic and rational manner over not more than five years. The Companies use a calculated value when determining the MRV of the plan assets that adjusts for 20 percent of the difference between fair value and expected MRV of plan assets. This calculated value has the effect of stabilizing variability in assets to which the Companies apply the expected return.

88	CON EDISON ANNUAL REPORT

Notes to the Financial Statements — Continued

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

Con Edison and its subsidiaries file a consolidated federal income tax return. The consolidated income tax liability is allocated to each member of the consolidated group using the separate return method. Each member pays or receives an amount based on its own taxable income or loss in accordance with tax sharing agreements among the members of the consolidated group. Tax loss carryforwards are allocated in accordance with consolidated tax return regulations.

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

Research and Development Costs

Generally research and development costs are charged to operating expenses as incurred. Research and development costs were as follows:

	For the Years Ended December 31,
(Millions of Dollars)	2012	2011	2010
Con Edison	$21	$23	$23
CECONY	19	21	21

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

CON EDISON ANNUAL REPORT	89

Notes to the Financial Statements — Continued

Basic and diluted EPS for Con Edison are calculated as follows:

	For the Years Ended December 31,
(Millions of Dollars, except per share amounts/Shares in Millions)	2012	2011	2010
Net income for common stock	$1,138	$1,051	$992
Weighted average common shares outstanding – Basic	292.9	292.6	284.3
Add: Incremental shares attributable to effect of potentially dilutive securities	1.6	1.8	1.6
Adjusted weighted average common shares outstanding – Diluted	294.5	294.4	285.9
Net Income for common stock per common share – basic	$3.88	$3.59	$3.49
Net Income for common stock per common share – diluted	$3.86	$3.57	$3.47

The computation of diluted EPS for the years ended December 31, 2012 and 2010 exclude immaterial amounts of performance share awards which were not included because of their anti-dilutive effect. No such exclusions were required for the computation of diluted EPS for the year ended December 31, 2011.

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

Note B — Regulatory Matters

Rate Agreements

CECONY — Electric

The NYSPSC’s March 2008 order and, as discussed below, its April 2009 order and the November 2009 Joint Proposal covering CECONY’s electric rates provided for the collection of a portion of the company’s electric revenues ($254 million for the rate year ended March 2010 and, rate year ended March 2011, $249 million on an annual basis) subject to potential refund to customers following NYSPSC review and completion of an investigation by the NYSPSC staff of the company’s capital expenditures during the April 2005 through March 2008 period for transmission and distribution utility plant (the 2005-2008 Capital Expenditure Review). In December 2009, the company established a $24 million regulatory liability for refund to customers with respect to this matter and recognized a $14 million (after-tax) charge in its 2009 consolidated financial statements. In March 2010, the NYSPSC issued an order approving a February 2010 Joint Proposal by the company and the NYSPSC staff relating to this matter pursuant to which the company, among other things, provided a $36 million credit to customer bills in 2010.

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

•	if actual generation, transmission, distribution and shared service plant expenditures (other than removal costs) and capital costs incurred to relocate facilities

90	CON EDISON ANNUAL REPORT

Notes to the Financial Statements — Continued

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

•

continuation of the collection of a portion (increased, to reflect higher capital costs, from $237 million collected in the rate year ended March 2009 to $254 million for the rate year ending March 2010) of an April 2008 rate increase subject to potential refund to customers following the 2005-2008 Capital Expenditure Review (see discussion above in this Note B of the February 2010 Joint Proposal). The portion collected is also subject to refund in the event the NYSPSC determines that some disallowance of costs the company has recovered is warranted to address potential impacts of alleged unlawful conduct by arrested employees and contractors (see “Other Regulatory Matters” below in this Note B); and

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

In November 2009, CECONY, the NYSPSC staff and other parties entered into a Joint Proposal with respect to the company’s May 2009 request to the NYSPSC for an increase in the rates the company can charge its customers for electric delivery service. The Joint Proposal, which was approved in March 2010, covers the three-year period April 2010 through March 2013 and provides for electric base rate increases of $420 million, effective April 2010 and 2011, and $287 million, effective April 2012, with an additional $134 million to be collected through a surcharge in the rate year ending March 2013. In March 2012, the NYSPSC issued an order requiring that the $134 million surcharge that was to have been collected from customers during the rate year ending March 2013 instead be offset using certain CECONY regulatory liabilities that would have otherwise been refundable to or applied for the benefit of customers after the rate year.

The Joint Proposal reflects the following major items:

•	A weighted average cost of capital of 7.76 percent, reflecting:

•

return on common equity of 10.15 percent, assuming achievement by the company of unspecified austerity measures that would result in reductions in operations and maintenance expenses of $27 million, $20 million and $13 million in the rate years ending March 2011, 2012 and 2013, respectively (the company did not achieve the unspecified austerity measures in the rate years ending March 2011 and 2012);

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

CON EDISON ANNUAL REPORT	91

Notes to the Financial Statements — Continued

(B) amounts reflected in rates for the respective category for each rate year. The amounts reflected in rates are:

	Rate Year Ending March 31,
(Millions of Dollars)	2011	2012	2013
T&D	$13,818	$14,742	$15,414
Other	1,487	1,565	1,650
ERP	-	25	115

•

Any deferral for T&D and Other for the rate year ending March 2011 will be based on average net plant balances for the year and for the rate years ending March 2012 and 2013 will be based on average net plant balances over the term of the Joint Proposal. The company deferred $8 million and $0.1 million as a regulatory liability pursuant to this provision in 2011 and 2012, respectively.

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

•

During the term of the Joint Proposal, the company will not accrue any additional revenue for carrying charges on any capital expenditures allocable to its electric business in excess of specified limits (which limits exclude certain expenditures, including expenditures for projects for which the company has been selected to receive grants under the American Recovery and Reinvestment Act of 2009):

•

T&D capital expenditures — $1,200 million for the rate year ending March 2011 and an aggregate $2,300 million for the period from April 2011 through March 2013 (such capital expenditures for the rate year ended March 2011 were less than $1,200 million);

•

Other capital expenditures — $220 million for the rate year ending March 2011 and an aggregate $402 million for the period from April 2011 through March 2013 (such capital expenditures for the rate year ended March 2011 were less than $220 million); and

•	ERP capital expenditures — $125 million (such capital expenditures for the rate year ended March 2011 were less than $125 million).

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

•

the return on investment for any such excess T&D or Other capital expenditures made during the rate year ending March 2011 will be calculated based on the company’s overall cost of debt. There were no such excess expenditures for the rate years ended March 2011 and 2012.

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

•

for the rate years ending March 2012 and 2013, the company will allocate to customers the revenue requirement equivalent of 60 percent of the earnings, calculated on a cumulative basis for such years, in excess of 10.65 percent up to and including 12.149 percent, 75 percent of such cumulative earnings equal to or in excess of 12.15 percent up to and including 13.149 percent and 90 percent of such cumulative earnings equal to or in excess of 13.15 percent (earnings were not above 10.65 percent for the rate year ended March 2012);

•	the customers’ share of any such earnings and 50 percent of the company’s share would be applied to reduce regulatory assets for pensions and other postretirement benefits and other costs; and

•

because the company did not file for a rate increase to take effect in April 2013, the earnings sharing levels for the rate year ending March 2013 will continue in effect until base rates are reset by the NYSPSC.

•	Deferral as a regulatory asset or liability, as the case may be, of differences between the actual level of

92	CON EDISON ANNUAL REPORT

Notes to the Financial Statements — Continued

certain expenses, including, among others, expenses for pension and other postretirement benefits, environmental remediation, relocation of facilities to accommodate government projects, property taxes and (for the rate years ending March 2012 and 2013) long-term debt, and amounts for those expenses reflected in rates (with deferral for the difference in property taxes limited to 80 percent of the difference, subject to annual maximum for the remaining 20 percent of the difference of not more than a 10 basis point impact on return on common equity and deferral of facility relocation expenses in excess amounts reflected in rates subject to certain limitations). In 2010 and 2011, the company deferred $264 million as a net regulatory asset and $39 million as a net regulatory liability, respectively, under these provisions and the corresponding provisions of the April 2009 rate order.

•

Continuation of the provisions in the April 2009 order relating to revenues from the sale of transmission rights on the company’s transmission system. In 2010, 2011 and 2012, the company accrued $9 million, $26 million and $45 million of revenues, respectively, under this provision and the corresponding provision of the April 2009 rate order.

•

Continuation of the revenue decoupling mechanism under which the company’s actual electric delivery revenues would be compared, on a periodic basis, with the delivery revenues reflected in rates, and the difference accrued as a regulatory liability (for refund to electric customers) or a regulatory asset (for recovery from electric customers), as the case may be. In 2010, 2011 and 2012, the company deferred for customer benefit $124 million, $90 million and $59 million of revenues, respectively, under this provision and the corresponding provision of the April 2009 rate order.

•	Continuation of the rate provisions pursuant to which the company recovers its purchased power and fuel costs from electric customers.

•

Continuation of provisions for potential operations penalties of up to $152 million annually if certain electric customer service and system reliability performance targets are not met. In 2010 and 2012, the company did not recognize any expenses under these provisions and the corresponding provisions of the April 2009 order. In 2011, the company recognized a $5 million system reliability penalty.

•

Collection from electric customers of $249 million on an annual basis subject to potential refund following the 2005-2008 Capital Expenditure Review (see discussion above in this Note B of the February 2010 Joint Proposal). The amount to be collected would also be subject to refund in the event the NYSPSC determined that some disallowance of costs the company has recovered is warranted to address potential impacts of alleged unlawful conduct by arrested employees and contractors (see “Other Regulatory Matters” below in this Note B).

In January 2013, CECONY filed a request with the NYSPSC for an electric rate increase of $375 million, effective January 2014. The filing reflects a return on common equity of 10.35 percent and a common equity ratio of approximately 50 percent.

The company is requesting the implementation of programs to strengthen the storm resiliency of its electric infrastructure, as well as implementation of a surcharge mechanism to facilitate cost recovery for additional hardening programs as they may arise in the future. The company also is requesting continuation of provisions pursuant to which expenses for pension and other postretirement benefits, long-term debt, storms, the impact of new laws and environmental site investigation and remediation are reconciled to amounts reflected in rates. In addition, the company is requesting reconciliation of property taxes and municipal infrastructure support costs which, unlike the current provisions, would provide for full reconciliation of such costs. The filing also reflects continuation of the revenue decoupling mechanism and the provisions pursuant to which the company recovers its purchased power and fuel costs from customers.

The filing includes supplemental information regarding electric rate plans for 2015 and 2016, which the company is not requesting but would consider through settlement discussions. For purposes of illustration, rate increases of $195 million and $270 million effective January 2015 and 2016, respectively, were calculated based upon an assumed return on common equity of 10.85 percent and a common equity ratio of approximately 50 percent.

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

The Joint Proposal reflected the following major items:

•	an annual return on common equity of 9.4 percent;

•	most of any actual earnings above a 10.2 percent return on equity (based on actual average common equity ratio, subject to a 50 percent maximum) are to

CON EDISON ANNUAL REPORT	93

Notes to the Financial Statements — Continued

be applied to reduce regulatory assets for pension and other postretirement benefit expenses (the company did not reduce regulatory assets under this provision in 2011, 2010 or 2009);

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

94	CON EDISON ANNUAL REPORT

Notes to the Financial Statements — Continued

In February 2012, O&R, the staff of the NYSPSC and the Utility Intervention Unit of the New York State Department of State Division of Consumer Protection entered into a Joint Proposal with respect to the company’s rates for electric delivery service rendered in New York. The Joint Proposal, which the NYSPSC approved in June 2012, covers the three-year period from July 2012 through June 2015. The Joint Proposal provides for electric base rate increases of $19.4 million, $8.8 million and $15.2 million, effective July 2012, 2013 and 2014, respectively, which is being implemented, at the NYSPSC’s option, with increases of $15.2 million effective July 2012 and 2013 and an increase of $13.1 million, together with a surcharge of $2.1 million, effective July 2014. The Joint Proposal reflects the following major items:

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

•

continuation of rate provisions under which pension and other postretirement benefit expenses, environmental remediation expenses, tax-exempt debt costs, property taxes and certain other expenses are reconciled to amounts for those expenses reflected in rates; and

•

continuation of provisions for potential operations penalties of up to $3 million annually if certain customer service and system reliability performance targets are not met (in 2012, O&R did not recognize any operations penalties).

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

In May 2010, RECO, the Division of Rate Counsel, Staff of the NJBPU and certain other parties entered into a stipulation of settlement with respect to the company’s August 2009 request to increase the rates that it can charge its customers for electric delivery service. The stipulation, which was approved by the Board of the NJBPU, provides for an electric rate increase, effective May 17, 2010, of $9.8 million. The stipulation reflects a return on common equity of 10.3 percent and a common equity ratio of approximately 50 percent. The stipulation continues current provisions with respect to recovery from customers of the cost of purchased power and does not provide for reconciliation of actual expenses to amounts reflected in electric rates for pension and other postretirement benefit costs. The stipulation requires RECO to file a base rate case by December 1, 2013.

CON EDISON ANNUAL REPORT	95

Notes to the Financial Statements — Continued

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

In September 2010, the NYSPSC adopted the Joint Proposal among CECONY, the staff of the NYSPSC and other parties, with respect to the company’s rates for gas delivery service. The Joint Proposal provides for gas base rate increases of $47.1 million, $47.9 million and $46.7 million, effective October 2010, 2011 and 2012, respectively. The Joint Proposal reflects the following major items:

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

•

Deferral as a regulatory liability of the revenue requirement impact (i.e., return on investment, depreciation and income taxes) of the amount, if any, by which actual average net plant balances allocable to the company’s gas business are less than the amounts reflected in rates: $2,934 million, $3,148 million and $3,346 million for the rate years ending September 2011, 2012 and 2013, respectively. No such deferral was required for the rate years ended September 2011 and 2012.

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

•

for the rate years ending September 2012 and 2013, the company will allocate to customers the revenue requirement equivalent of 60 percent of the earnings in excess of 10.1 percent up to and including 11.59 percent, 75 percent of such earnings equal to or in excess of 11.6 percent up to and including 12.59 percent and 90 percent of such earnings equal to or in excess of 12.6 percent (earnings were not above 10.1 percent for the rate year ended September 2012);

•

the customers’ share of any such earnings and 50 percent of the company’s share, appropriately adjusted for taxes, would be applied to reduce regulatory assets for pensions and other postretirement benefits and other costs; and

•

because the company did not file for a rate increase to take effect in October 2013, the earnings sharing levels for the rate year ending September 2013 will continue in effect until base rates are reset by the NYSPSC.

•	Deferral as a regulatory asset or liability, as the case may be, of differences between the actual level of certain expenses, including, among others, expenses

96	CON EDISON ANNUAL REPORT

Notes to the Financial Statements — Continued

for pension and other postretirement benefits, environmental remediation, property taxes and long-term debt, and amounts for those expenses reflected in rates (with deferral for the difference in property taxes limited to 80 percent of the difference, subject to an annual maximum for the remaining 20 percent of the difference of not more than the equivalent in revenue requirement of a 10 basis point impact on return on common equity). In 2010, 2011 and 2012, the company deferred $67 million of net regulatory assets, $0.3 million of net regulatory liabilities and $46 million of net regulatory assets, respectively, under these provisions and the corresponding provisions of the September 2007 rate order.

•

Continuation of provisions pursuant to which the company will retain net revenues from non-firm customer transactions. In each year of the rate plan, the company will retain up to $58 million of any such revenues and 25 percent of any such revenues above $58 million. If such revenues are below $58 million in a rate year, the company will accrue a regulatory asset equal to (A) the amount by which such revenues are less than $33 million plus (B) 80 percent of the difference between $58 million and the level of such revenues at or above $33 million. The company retained $40 million, $70 million and $57 million of such net revenues in 2010, 2011 and 2012, respectively, under these provisions and the corresponding provisions of the September 2007 rate order.

•

Continuation of the provisions pursuant to which the effects of weather on gas delivery revenues during each billing cycle are reflected in customer bills for that billing cycle, and a revenue decoupling mechanism under which the company’s actual gas delivery revenues, inclusive of any such weather adjustment, would be compared, on a periodic basis, with the delivery revenues reflected in rates, with the difference accrued as a regulatory liability (for refund to gas customers) or a regulatory asset (for recovery from gas customers), as the case may be. In 2010, 2011 and 2012, the company deferred $14 million of regulatory assets, $20 million of regulatory liabilities and $22 million of regulatory liabilities, respectively, under this provision and the corresponding provisions of the September 2007 rate order.

•	Continuation of the rate provisions pursuant to which the company recovers its costs of purchased gas from gas customers.

•

Continuation of provisions for potential penalties (up to $12.6 million annually) if certain gas customer service and system performance targets are not met. In 2010, 2011 and 2012, the company did not recognize any expenses under these provisions or the corresponding provisions of the September 2007 rate order.

•	Continued collection from gas customers of $32 million on an annual basis subject to potential refund (see “Other Regulatory Matters” below).

In January 2013, CECONY filed a request with the NYSPSC for a gas rate increase of $25 million, effective January 2014. The filing reflects a return on common equity of 10.35 percent and a common equity ratio of approximately 50 percent.

The company is requesting the implementation of programs to strengthen the storm resiliency of its gas infrastructure, as well as implementation of a surcharge mechanism to facilitate cost recovery for additional hardening programs as they may arise in the future. The company is also requesting continuation of the current gas rate plan’s revenue decoupling mechanism and provisions with respect to recovery from customers of the cost of purchased gas and the reconciliation of actual expenses allocable to the gas business to the amounts for such expenses reflected in gas rates for pension and other postretirement benefits, long-term debt, the impact of new laws and environmental remediation expenses. In addition, the company is requesting reconciliation for property taxes and municipal infrastructure support costs (which, unlike the current provisions, would provide for full reconciliation of such costs) and the implementation of a gas storm cost reconciliation mechanism.

The filing includes supplemental information regarding gas rate plans for 2015 and 2016, which the company is not requesting but would consider through settlement discussions. For purposes of illustration, rate increases of $55 million and $63 million effective January 2015 and 2016, respectively, were calculated based upon an assumed return on common equity of 10.85 percent and a common equity ratio of approximately 50 percent.

O&R — Gas

In October 2009, the NYSPSC adopted a June 2009 Joint Proposal among O&R, NYSPSC staff and other parties. As approved, the Joint Proposal establishes a gas rate plan that covers the three-year period November 1, 2009 through October 31, 2012 and provides for increases in base rates of $9 million in each of the first two years and $4.6 million in the third year, with an additional $4.3 million to be collected through a surcharge in the third rate year. The rate plan reflects the following major items:

•	an annual return on common equity of 10.4 percent;

CON EDISON ANNUAL REPORT	97

Notes to the Financial Statements — Continued

•

most of any actual earnings above an 11.4 percent annual return on common equity (based upon the actual average common equity ratio, subject to a maximum 50 percent of capitalization) are to be applied to reduce regulatory assets (in 2010, 2011 and 2012, the company did not defer any revenues under this provision);

•

deferral as a regulatory asset or liability, as the case may be, of differences between the actual level of certain expenses, including expenses for pension and other postretirement benefits, environmental remediation, property taxes and taxable and tax-exempt long-term debt, and amounts for those expenses reflected in rates (in 2010, 2011 and 2012, the company deferred $3.1 million, $2.9 million and $0.7 million, respectively, of expenses under this provision);

•

deferral as a regulatory liability of the revenue requirement impact (i.e., return on investment, depreciation and income taxes) of the amount, if any, by which average gas net plant balances are less than balances reflected in rates (in 2010, 2011 and 2012, the company deferred $1.5 million of revenues, and $1 million and $0.7 million of expenses, respectively, under this provision);

•

deferral as a regulatory asset of increases, if any over the course of the rate plan, in certain expenses above a 4 percent annual inflation rate, but only if the actual annual return on common equity is less than 10.4 percent (in 2010, 2011 and 2012, the company did not defer any revenues under this provision);

•	implementation of a revenue decoupling mechanism (in 2010, 2011 and 2012, the company accrued $0.8 million, $2.8 million and $4.7 million, respectively, of revenues under this provision);

•	continuation of the provisions pursuant to which the company recovers its cost of purchasing gas and the provisions pursuant to which the effects of weather on gas income are moderated; and

•

potential negative earnings adjustments of up to $1.4 million annually if certain operations and customer service requirements are not met (in 2010, 2011 and 2012, the company did not have any potential negative earnings adjustments under this provision).

•

because the company did not file for a rate increase to take effect in November 2012, the earnings sharing levels for the rate year ending October 2012 will continue in effect until base rates are reset by the NYSPSC.

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

98	CON EDISON ANNUAL REPORT

Notes to the Financial Statements — Continued

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

•

Deferral as a regulatory liability of the revenue requirement impact of the amount, if any, by which actual average net plant balances allocable to the company’s steam business are less than the amounts reflected in rates for the respective category for each rate year. The company deferred $0.3 million in 2011 and reduced its liability by $0.2 million in 2012. The amounts reflected in rates are:

	Rate Year Ending September 30,
(Millions of Dollars)	2011	2012	2013
Steam production	$415	$426	$433
Steam distribution	521	534	543

•

Earnings sharing, expense deferral and potential refund ($6 million annually for steam) provisions as discussed above with respect to CECONY’s gas business. In 2011 and 2012, the company did not recognize any such earnings sharing, expense deferral or potential refund.

•	Continuation of the rate provisions pursuant to which the company recovers its cost of fuel and purchased steam from its steam customers.

•

Continuation of provisions for potential penalties (up to approximately $1 million annually) if certain steam customer service and system performance targets are not met. In 2011 and 2012, the company did not recognize any expense under these provisions.

In December 2012, as required by the NYSPSC order, CECONY proposed a phase-in over a period of not more than seven years of an increase in the allocation to steam customers of the fuel costs for the company’s East River Repowering Project (ERRP, which cogenerates electricity and steam) that are above the market value of the electric energy generated by ERRP.

In January 2013, CECONY filed a request with the NYSPSC for a steam rate decrease of $5 million, effective January 2014. The filing reflects a return on common equity of 10.35 percent and a common equity ratio of approximately 50 percent.

The company is requesting the implementation of programs to strengthen the storm resiliency of its steam infrastructure, as well as implementation of a surcharge mechanism to facilitate cost recovery for additional hardening programs as they may arise in the future. The company is also requesting implementation of weather normalization of revenues for steam and the continuation of provisions with respect to recovery from customers of the cost of fuel and purchased steam and the reconciliation of actual expenses allocable to the steam business to the amounts for such expenses reflected in steam rates for pension and other postretirement benefits, long-term debt, the impact of new laws and environmental remediation expenses. In addition, the company is requesting reconciliation for property taxes and municipal infrastructure support costs (which, unlike the current provisions, would provide for full reconciliation of such costs) and the implementation of a steam storm cost reconciliation mechanism.

The filing includes supplemental information regarding steam rate plans for 2015 and 2016, which the company is not requesting but would consider through settlement discussions. For purposes of illustration, rate increases of $22 million and $18 million effective January 2015 and 2016, respectively, were calculated based upon an assumed return on common equity of 10.85 percent and a common equity ratio of approximately 50 percent.

Other Regulatory Matters

In February 2009, the NYSPSC commenced a proceeding to examine the prudence of certain CECONY expenditures

CON EDISON ANNUAL REPORT	99

Notes to the Financial Statements — Continued

following the arrests of employees for accepting illegal payments from a construction contractor. Subsequently, additional employees were arrested for accepting illegal payments from materials suppliers and an engineering firm. The arrested employees were terminated by the company and have pled guilty or been convicted. Pursuant to NYSPSC orders, a portion of the company’s revenues (currently, $249 million, $32 million and $6 million on an annual basis for electric, gas and steam service, respectively) is being collected subject to potential refund to customers. The amount of electric revenues collected subject to refund, which was established in a different proceeding (the 2005-2008 Capital Expenditure Review discussed under “Rate Agreements – CECONY – Electric,” above), and the amount of gas and steam revenues collected subject to refund were not established as indicative of the company’s potential liability in this proceeding. At December 31, 2012, the company had collected an estimated $1,103 million from customers subject to potential refund in connection with this proceeding. In January 2013, a NYSPSC consultant reported its estimate, with which the company does not agree, of $208 million of overcharges with respect to a substantial portion of the company’s construction expenditures from January 2000 to January 2009. The company is disputing the consultant’s estimate, including its determinations as to overcharges regarding specific construction expenditures it selected to review and its methodology of extrapolating such determinations over a substantial portion of the construction expenditures during this period. The NYSPSC’s consultant has not reviewed the company’s other expenditures. The company and NYSPSC staff anticipate exploring settlement negotiations in this proceeding, the schedule for which may be coordinated with the schedule for consideration of the company’s January 2013 request for new electric, gas and steam rate plans. At December 31, 2012, the company had a $14 million regulatory liability for refund to customers of amounts recovered from vendors, arrested employees and insurers relating to this matter. The company is unable to estimate the amount, if any, by which any refund required by the NYSPSC may exceed this regulatory liability.

In late October 2012, Superstorm Sandy caused extensive damage to the Utilities’ electric distribution system and interrupted service to approximately 1.4 million customers. Superstorm Sandy also damaged CECONY’s steam system and interrupted service to many of its steam customers. In 2012, CECONY and O&R incurred response and restoration costs for Superstorm Sandy of $363 million and $98 million, respectively (including capital expenditures of $104 million and $14 million, respectively). Most of the costs that were not capitalized were deferred for recovery as a regulatory asset under the Utilities’ electric rate plans. See “Regulatory Assets and Liabilities” below. The Utilities’ New York electric rate plans include provisions for revenue decoupling, as a result of which delivery revenues generally are not affected by changes in delivery volumes from levels assumed when rates were approved. The provisions of the Utilities’ New York electric plans that impose penalties for operating performance provide for exceptions for major storms and catastrophic events beyond the control of the companies, including natural disasters such as hurricanes and floods. See “Rate Agreements — CECONY-Electric and O&R-Electric,” above. The NYSPSC, the New York State Attorney General and a commission appointed by the Governor of New York are investigating the preparation and performance of the Utilities in connection with Superstorm Sandy and other major storms.

100	CON EDISON ANNUAL REPORT

Notes to the Financial Statements — Continued

Regulatory Assets and Liabilities

Regulatory assets and liabilities at December 31, 2012 and 2011 were comprised of the following items:

	Con Edison		CECONY
(Millions of Dollars)	2012	2011	2012	2011
Regulatory assets
Unrecognized pension and other postretirement costs	$5,677	$5,852	$5,407	$5,554
Future income tax	1,922	1,798	1,831	1,724
Environmental remediation costs	730	681	615	564
Deferred storm costs	432	128	309	80
Pension and other postretirement benefits deferrals	183	198	154	157
Revenue taxes	176	163	170	158
Net electric deferrals	102	121	102	121
Unamortized loss on reacquired debt	74	84	70	80
Surcharge for New York State assessment	73	90	68	82
Deferred derivative losses – long-term	40	60	20	44
O&R transition bond charges	39	44	-	-
Preferred stock redemption	29	-	29	-
Recoverable energy costs – long-term	23	14	23	14
Workers’ compensation	19	23	19	23
Property tax reconciliation	16	13	-	-
Other	170	162	155	149
Regulatory assets – long-term	9,705	9,431	8,972	8,750
Deferred derivative losses – current	69	164	60	140
Recoverable energy costs – current	5	-	-	-
Regulatory assets – current	74	164	60	140
Total Regulatory Assets	$9,779	$9,595	$9,032	$8,890
Regulatory liabilities
Allowance for cost of removal less salvage	$503	$448	$420	$372
Property tax reconciliation	187	35	187	35
Net unbilled revenue deferrals	136	104	136	104
World Trade Center settlement proceeds	62	62	62	62
Long-term interest rate reconciliation	62	30	62	30
Carrying charges on T&D net plant – electric and steam	31	38	13	14
Gas line losses	14	21	14	21
Expenditure prudence proceeding	14	11	14	11
Energy efficiency programs	5	22	6	20
Other	188	206	163	192
Regulatory liabilities – long-term	1,202	977	1,077	861
Refundable energy costs – current	82	51	48	12
Revenue decoupling mechanism	72	66	68	66
Electric surcharge offset	29	-	29	-
Deferred derivative gains – current	-	1	-	1
Regulatory liabilities – current	183	118	145	79
Total Regulatory Liabilities	$1,385	$1,095	$1,222	$940

“Unrecognized pension and other postretirement costs” represents the net regulatory asset associated with the accounting rules for retirement benefits. See Note A.

“Deferred storm costs” represent response and restoration costs, other than capital expenditures, in connection with Superstorm Sandy and other major storms that were deferred by the Utilities under their New York electric rate plans. See “Other Regulatory Matters,” above.

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

Effective March 31, 2009, the NYSPSC authorized CECONY to accrue unbilled electric, gas and steam revenues. At December 31, 2012, CECONY has deferred the net margin on

CON EDISON ANNUAL REPORT	101

Notes to the Financial Statements — Continued

the unbilled revenues for the future benefit of customers by recording a regulatory liability of $136 million for the difference between the unbilled revenues and energy cost liabilities.

Note C — Capitalization

Common Stock

At December 31, 2012 and 2011, Con Edison owned all of the issued and outstanding shares of common stock of the Utilities and the competitive energy businesses. CECONY owns 21,976,200 shares of Con Edison stock, which it purchased prior to 2001 in connection with Con Edison’s stock repurchase plan. CECONY presents in the financial statements the cost of the Con Edison stock it owns as a reduction of common shareholder’s equity.

Capitalization of Con Edison

The outstanding capitalization for each of the Companies is shown on its Consolidated Statement of Capitalization, and for Con Edison includes the Utilities’ outstanding debt.

Preferred Stock of CECONY

In May 2012, CECONY redeemed all of its outstanding shares of $5 Cumulative Preferred Stock and Cumulative Preferred Stock ($100 par value).

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

Long-term Debt

Long-term debt maturing in the period 2013-2017 is as follows:

(Millions of Dollars)	Con Edison	CECONY
2013	$706	$700
2014	481	475
2015	495	350
2016	731	650
2017	7	-

The Utilities have issued $494 million of tax-exempt debt through the New York State Energy Research and Development Authority (NYSERDA) that currently bear interest at a rate determined weekly and is subject to tender by bondholders for purchase by the Utilities.

The carrying amounts and fair values of long-term debt are:

	December 31,
(Millions of Dollars)	2012		2011
Long-Term Debt (including current portion)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Con Edison	$10,768	$12,935	$10,673	$12,744
CECONY	$9,845	$11,751	$9,745	$11,593

Fair values of long-term debt have been estimated primarily using available market information. For Con Edison, $12,299 million and $636 million of the fair value of long-term debt at December 31, 2012 are classified as Level 2 and Level 3, respectively. For CECONY, $11,115 million and $636 million of the fair value of long-term debt at December 31, 2012 are classified as Level 2 and Level 3, respectively (see Note K). The $636 million of long-term debt classified as Level 3 is CECONY’s tax-exempt, auction-rate securities for which the market is highly illiquid and there is a lack of observable inputs.

At December 31, 2012 and 2011, long-term debt of Con Edison included $25 million and $29 million, respectively, of Transition Bonds issued in 2004 by O&R’s New Jersey utility subsidiary through a special purpose entity.

Significant Debt Covenants

The significant debt covenants under the financing arrangements for the notes of Con Edison and the debentures of CECONY are obligations to pay principal and interest when due, covenants not to consolidate with or merge into any other corporation unless certain conditions are met and, for Con Edison’s notes, covenants that Con Edison shall continue its utility business in New York City and shall not permit Con Edison’s ratio of consolidated debt to consolidated capital to exceed 0.675 to 1. Con Edison’s notes are also subject to cross default provisions with respect to other indebtedness of Con Edison or its material subsidiaries having a then outstanding principal balance in excess of $100 million. CECONY’s debentures have no cross default provisions. The tax-exempt financing arrangements of the Utilities are subject to covenants for the CECONY debentures discussed above and the covenants discussed below. The Companies believe that they were in compliance with their significant debt covenants at December 31, 2012.

102	CON EDISON ANNUAL REPORT

Notes to the Financial Statements — Continued

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

The liquidity and credit facilities currently in effect for the tax-exempt financing include covenants that the ratio of debt to total capital of the obligated utility will not at any time exceed 0.65 to 1 and that, subject to certain exceptions, the utility will not mortgage, lien, pledge or otherwise encumber its assets. Certain of the facilities also include as events of default, defaults in payments of other debt obligations in excess of specified levels ($150 million or $100 million for CECONY, depending on the facility).

Note D — Short-Term Borrowing

In October 2011, Con Edison and the Utilities entered into a Credit Agreement (Credit Agreement), under which banks are committed to provide loans and letters of credit on a revolving credit basis. Under the Credit Agreement, which expires in October 2016, there is a maximum of $2.25 billion of credit available, with the full amount available to CECONY and $1 billion available to Con Edison, including up to $1.2 billion of letters of credit. The Credit Agreement supports the Companies’ commercial paper programs. The Companies have not borrowed under the Credit Agreement. At December 31, 2012, Con Edison had $539 million of commercial paper outstanding of which $421 million was outstanding under CECONY’s program. The weighted average interest rate was 0.3 percent for both Con Edison and CECONY. At December 31, 2011 Con Edison and CECONY had no commercial paper outstanding.

The banks’ commitments under the Credit Agreement are subject to certain conditions, including that there be no event of default. The commitments are not subject to maintenance of credit rating levels or the absence of a material adverse change. Upon a change of control of, or upon an event of default by one of the Companies, the banks may terminate their commitments with respect to that company, declare any amounts owed by that company under the Credit Agreement immediately due and payable and require that company to provide cash collateral relating to the letters of credit issued for it under the Credit Agreement. Events of default include the exceeding at any time of a ratio of consolidated debt to consolidated total capital of 0.65 to 1 (at December 31, 2012 this ratio was 0.49 to 1 for Con Edison and CECONY); having liens on its assets in an aggregate amount exceeding 5 percent of its consolidated total capital, subject to certain exceptions; and the failure, following any applicable notice period, to meet certain other customary covenants. Interest and fees charged for the revolving credit facilities and any loans made or letters of credit issued under the Credit Agreement reflect the Companies’ respective credit ratings.

At December 31, 2012 and 2011, $131 million (including $121 million for CECONY) and $173 million (including $150 million for CECONY) of letters of credit were outstanding under the Credit Agreement.

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

CON EDISON ANNUAL REPORT	103

Notes to the Financial Statements — Continued

Net Periodic Benefit Cost

The components of the Companies’ net periodic benefit costs for 2012, 2011, and 2010 were as follows:

	Con Edison			CECONY
(Millions of Dollars)	2012	2011	2010	2012	2011	2010
Service cost – including administrative expenses	$237	$190	$168	$220	$177	$157
Interest cost on projected benefit obligation	547	560	556	513	524	521
Expected return on plan assets	(705)	(734)	(704)	(670)	(698)	(670)
Recognition of net actuarial loss	709	530	425	670	501	401
Recognition of prior service costs	8	8	8	6	6	6
NET PERIODIC BENEFIT COST	$796	$554	$453	$739	$510	$415
Amortization of regulatory asset*	2	2	2	2	2	2
TOTAL PERIODIC BENEFIT COST	$798	$556	$455	$741	$512	$417
Cost capitalized	(277)	(185)	(157)	(260)	(172)	(146)
Reconciliation to rate level	(8)	(65)	(115)	(12)	(68)	(113)
Cost charged to operating expenses	$513	$306	$183	$469	$272	$158

*	Relates to an increase in CECONY’s pension obligation of $45 million from a 1999 special retirement program.

Funded Status

The funded status at December 31, 2012, 2011, and 2010 was as follows:

	Con Edison			CECONY
(Millions of Dollars)	2012	2011	2010	2012	2011	2010
CHANGE IN PROJECTED BENEFIT OBLIGATION
Projected benefit obligation at beginning of year	$11,825	$10,307	$9,408	$11,072	$9,653	$8,803
Service cost – excluding administrative expenses	224	186	160	209	174	149
Interest cost on projected benefit obligation	547	560	556	513	524	521
Plan amendments	-	-	6	-	-	-
Net actuarial loss	1,323	1,251	636	1,255	1,166	607
Benefits paid	(513)	(479)	(459)	(477)	(445)	(427)
PROJECTED BENEFIT OBLIGATION AT END OF YEAR	$13,406	$11,825	$10,307	$12,572	$11,072	$9,653
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year	$7,800	$7,721	$6,877	$7,406	$7,340	$6,544
Actual return on plan assets	1,094	37	888	1,040	33	846
Employer contributions	785	542	443	729	498	404
Benefits paid	(513)	(479)	(459)	(477)	(445)	(427)
Administrative expenses	(31)	(21)	(28)	(30)	(20)	(27)
FAIR VALUE OF PLAN ASSETS AT END OF YEAR	$9,135	$7,800	$7,721	$8,668	$7,406	$7,340
FUNDED STATUS	$(4,271)	$(4,025)	$(2,586)	$(3,904)	$(3,666)	$(2,313)
Unrecognized net loss	$5,594	$5,351	$3,915	$5,297	$5,063	$3,716
Unrecognized prior service costs	23	30	38	10	16	22
Accumulated benefit obligation	11,911	10,595	9,319	11,116	9,876	8,694

The increase in the pension plan’s projected benefit obligation was a primary driver in the increased pension liability at Con Edison and CECONY of $246 million and $238 million, respectively, compared with December 31, 2011. For Con Edison, this increase in pension liability resulted in an increase to regulatory assets of $233 million for unrecognized net losses and unrecognized prior service costs associated with the Utilities consistent with the accounting rules for regulated operations and a debit to OCI of $1 million (net of taxes) for the unrecognized net losses and unrecognized prior service costs associated with the competitive energy businesses and O&R’s New Jersey and Pennsylvania utility subsidiaries.

104	CON EDISON ANNUAL REPORT

Notes to the Financial Statements — Continued

For CECONY, the increase in pension liability resulted in an increase to regulatory assets of $225 million for unrecognized net losses and unrecognized prior service costs consistent with the accounting rules for regulated operations and a debit to OCI of $1 million (net of taxes) for unrecognized net losses and unrecognized prior service costs associated with the competitive energy businesses.

A portion of the unrecognized net loss and prior service cost for the pension plan, equal to $837 million and $5 million, respectively, will be recognized from accumulated OCI and the regulatory asset into net periodic benefit cost over the next year for Con Edison. Included in these amounts are $792 million and $4 million, respectively, for CECONY.

At December 31, 2012 and 2011, Con Edison’s investments include $164 million and $129 million, respectively, held in external trust accounts for benefit payments pursuant to the supplemental retirement plans. Included in these amounts for CECONY were $148 million and $120 million, respectively. See Note P. The accumulated benefit obligations for the supplemental retirement plans for Con Edison and CECONY were $231 million and $193 million as of December 31, 2012 and $208 million and $171 million as of December 31, 2011, respectively.

Assumptions

The actuarial assumptions were as follows:

	2012	2011	2010
Weighted-average assumptions used to determine benefit obligations at December 31:
Discount rate	4.10%	4.70%	5.60%
Rate of compensation increase
– CECONY	4.35%	4.35%	4.35%
– O&R	4.25%	4.25%	4.25%
Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31:
Discount rate	4.70%	5.60%	6.05%
Expected return on plan assets	8.00%	8.50%	8.50%
Rate of compensation increase
– CECONY	4.35%	4.35%	4.00%
– O&R	4.25%	4.25%	4.00%

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

Discount Rate Assumption

To determine the assumed discount rate, the Companies use a model that produces a yield curve based on yields on selected highly rated (Aa or higher by either Moody’s Investors Service (Moody’s) or Standard & Poor’s) corporate bonds. Bonds with insufficient liquidity, bonds with questionable pricing information and bonds that are not representative of the overall market are excluded from consideration. For example, the bonds used in the model cannot be callable, they must have a price between 50 and 200, the yield must lie between 1 percent and 20 percent, and the amount of the bond issue outstanding must be in excess of $50 million. The spot rates defined by the yield curve and the plan’s projected benefit payments are used to develop a weighted average discount rate.

Expected Benefit Payments

Based on current assumptions, the Companies expect to make the following benefit payments over the next ten years:

(Millions of Dollars)	2013	2014	2015	2016	2017	2018-2022
Con Edison	$554	$582	$608	$634	$659	$3,635
CECONY	517	542	567	591	614	3,394

Expected Contributions

Based on estimates as of December 31, 2012, the Companies expect to make contributions to the pension plan during 2013 of $893 million (of which $834 million is to be contributed by CECONY). The Companies’ policy is to fund their accounting cost to the extent tax deductible.

Plan Assets

The asset allocations for the pension plan at the end of 2012, 2011, and 2010, and the target allocation for 2013 are as follows:

	Target Allocation Range	Plan Assets at December 31
Asset Category	2013	2012	2011	2010
Equity Securities	55% - 65%	60%	61%	67%
Debt Securities	27% - 33%	31%	32%	28%
Real Estate	8% - 12%	9%	7%	5%
Total	100%	100%	100%	100%

Con Edison has established a pension trust for the investment of assets to be used for the exclusive purpose of providing retirement benefits to participants and beneficiaries and payment of plan expenses.

CON EDISON ANNUAL REPORT	105

Notes to the Financial Statements — Continued

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

The strategic asset allocation is intended to meet the objectives of the pension plan by diversifying its funds across asset classes, investment styles and fund managers. An asset/liability study typically is conducted every few years to determine whether the current strategic asset allocation continues to represent the appropriate balance of expected risk and reward for the plan to meet expected liabilities. Each study considers the investment risk of the asset allocation and determines the optimal asset allocation for the plan. The target asset allocation for 2013 reflects the results of such a study conducted in 2011.

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

Assets measured at fair value on a recurring basis are summarized below under a three-level hierarchy established by the accounting rules which define the levels within the hierarchy as follows:

•	Level 1 – Consists of fair value measurements whose value is based on quoted prices in active markets for identical assets or liabilities.

•	Level 2 – Consists of fair value measurements whose value is based on significant other observable inputs.

•	Level 3 – Consists of fair value measurements whose value is based on significant unobservable inputs.

The fair values of the pension plan assets at December 31, 2012 by asset category are as follows:

(Millions of Dollars)	Level 1	Level 2	Level 3	Total
U.S. Equity(a)	$2,637	$-	$-	$2,637
International Equity(b)	2,242	753	-	2,995
Private Equity(c)	-	-	20	20
U.S. Government Issues(d)	-	1,626	-	1,626
Corporate Bonds(e)	-	993	-	993
Structured Assets(f)	-	30	-	30
Other Fixed Income(g)	-	123	-	123
Real Estate(h)	-	-	833	833
Cash and Cash Equivalents(i)	83	328	-	411
Futures(j)	210	-	-	210
Total investments	$5,172	$3,853	$853	$9,878
Funds for retiree health benefits(k)	(185)	(137)	(31)	(353)
Investments (excluding funds for retiree health benefits)	$4,987	$3,716	$822	$9,525
Pending activities(l)				(390)
Total fair value of plan net assets				$9,135

(a)	U.S. Equity includes both actively- and passively-managed assets with investments in domestic equity index funds and actively-managed small-capitalization equities.
(b)	International Equity includes international equity index funds and actively-managed international equities.
(c)	Private Equity consists of global equity funds that are not exchange-traded.
(d)	U.S. Government Issues include agency and treasury securities.
(e)	Corporate Bonds consist of debt issued by various corporations.
(f)	Structured Assets include commercial-mortgage-backed securities and collateralized mortgage obligations.
(g)	Other Fixed Income includes municipal bonds, sovereign debt and regional governments.

106	CON EDISON ANNUAL REPORT

Notes to the Financial Statements — Continued

(h)	Real Estate investments include real estate funds based on appraised values that are broadly diversified by geography and property type.
(i)	Cash and Cash Equivalents include short term investments, money markets, foreign currency and cash collateral.
(j)	Futures consist of exchange-traded financial contracts encompassing U.S. Equity, International Equity and U.S. Government indices.
(k)	The Companies set aside funds for retiree health benefits through a separate account within the pension trust, as permitted under Section 401(h) of the Internal Revenue Code of 1986, as amended. In accordance with the Code, the plan’s investments in the 401(h) account may not be used for, or diverted to, any purpose other than providing health benefits for retirees. The net assets held in the 401(h) account are calculated based on a pro-rata percentage allocation of the net assets in the pension plan. The related obligations for health benefits are not included in the pension plan’s obligations and are included in the Companies’ other postretirement benefit obligation. See Note F.
(l)	Pending activities include security purchases and sales that have not settled, interest and dividends that have not been received and reflects adjustments for available estimates at year end.

The table below provides a reconciliation of the beginning and ending net balances for assets at December 31, 2012 classified as Level 3 in the fair value hierarchy.

(Millions of Dollars)	Beginning Balance as of January 1, 2012	Assets Still Held at Reporting Date – Unrealized Gains/(Losses)	Assets Sold During the Period – Realized Gains	Purchases Sales and Settlements	Transfer in/(out) of Level 3	Ending Balance as of December 31, 2012
Real Estate	$572	$48	$1	$212	$-	$833
Private Equity	-	1	-	19	-	20
Corporate Bonds	94	-	-	(33)	(61)	-
Structured Assets	13	-	(6)	-	(7)	-
Other Fixed Income	29	-	-	(6)	(23)	-
Total investments	$708	$49	$(5)	$192	$(91)	$853
Funds for retiree health benefits	(28)	(2)	-	(4)	3	(31)
Investments (excluding funds for retiree health benefits)	$680	$47	$(5)	$188	$(88)	$822

The fair values of the pension plan assets at December 31, 2011 by asset category are as follows:

(Millions of Dollars)	Level 1	Level 2	Level 3	Total
U.S. Equity(a)	$2,467	$-	$-	$2,467
International Equity(b)	1,850	637	-	2,487
U.S. Government Issues(c)	-	1,570	-	1,570
Corporate Bonds(d)	-	668	94	762
Structured Assets(e)	-	-	13	13
Other Fixed Income(f)	-	67	29	96
Real Estate(g)	-	-	572	572
Cash and Cash Equivalents(h)	13	395	-	408
Futures(i)	93	48	-	141
Total investments	$4,423	$3,385	$708	$8,516
Funds for retiree health benefits(j)	(174)	(134)	(28)	(336)
Investments (excluding funds for retiree health benefits)	$4,249	$3,251	$680	$8,180
Pending activities(k)				(380)
Total fair value of plan net assets				$7,800

(a)	U.S. Equity includes both actively- and passively-managed assets with investments in domestic equity index funds and actively-managed small-capitalization equities.
(b)	International Equity includes international equity index funds and actively-managed international equities.
(c)	U.S. Government Issues include agency and treasury securities.
(d)	Corporate Bonds classified as Level 3 include 144A illiquid securities.
(e)	Structured Assets include commercial-mortgage-backed securities and collateralized mortgage obligations.
(f)	Other Fixed Income includes municipal bonds, sovereign debt and regional governments.
(g)	Real Estate investments include real estate funds based on appraised values that are broadly diversified by geography and property type.
(h)	Cash and Cash Equivalents include short term investments, money markets, foreign currency and cash collateral.
(i)	Futures consist of exchange-traded financial contracts encompassing U.S. equity, International equity and U.S. Government indices.
(j)	The Companies set aside funds for retiree health benefits through a separate account within the pension trust, as permitted under Section 401(h) of the Internal Revenue Code of 1986, as amended. In accordance with the Code, the plan’s investments in the 401(h) account may not be used for, or diverted to, any purpose other than providing health benefits for retirees. The net assets held in the 401(h) account are calculated based on a pro-rata percentage allocation of the net assets in the pension plan. The related obligations for health benefits are not included in the pension plan’s obligations and are included in the Companies’ other postretirement benefit obligation. See Note F.
(k)	Pending activities include security purchases and sales that have not settled, interest and dividends that have not been received and reflects adjustments for available estimates at year end.

CON EDISON ANNUAL REPORT	107

Notes to the Financial Statements — Continued

The table below provides a reconciliation of the beginning and ending net balances for assets at December 31, 2011 classified as Level 3 in the fair value hierarchy.

(Millions of Dollars)	Beginning Balance as of January 1, 2011	Assets Still Held at Reporting Date – Unrealized Gains/(Losses)	Assets Sold During the Period – Realized Gains	Purchases Sales and Settlements	Ending Balance as of December 31, 2011
Real Estate	$398	$65	$-	$109	$572
Corporate Bonds	129	(9)	11	(37)	94
Other Fixed Income	66	(1)	3	(39)	29
Structured Assets	87	(1)	2	(75)	13
Total investments	$680	$54	$16	$(42)	$708
Funds for retiree health benefits	(30)	3	1	(2)	(28)
Investments (excluding funds for retiree health benefits)	$650	$57	$17	$(44)	$680

The Companies also offer a defined contribution savings plan that covers substantially all employees and made contributions to the plan as follows:

	For the Years Ended December 31
(Millions of Dollars)	2012	2011	2010
Con Edison	$23	$23	$19
CECONY	21	21	17

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

Net Periodic Benefit Cost

The components of the Companies’ net periodic postretirement benefit costs for 2012, 2011, and 2010 were as follows:

	Con Edison			CECONY
(Millions of Dollars)	2012	2011	2010	2012	2011	2010
Service cost	$26	$26	$24	$21	$20	$19
Interest cost on accumulated other postretirement benefit obligation	73	83	91	63	72	80
Expected return on plan assets	(85)	(88)	(86)	(75)	(78)	(78)
Recognition of net actuarial loss	98	88	92	87	80	85
Recognition of prior service cost	(21)	(10)	(12)	(18)	(11)	(14)
Recognition of transition obligation	2	4	3	2	4	3
NET PERIODIC POSTRETIREMENT BENEFIT COST	$93	$103	$112	$80	$87	$95
Cost capitalized	(32)	(35)	(39)	(28)	(29)	(33)
Reconciliation to rate level	20	14	4	16	13	1
Cost charged to operating expenses	$81	$82	$77	$68	$71	$63

108	CON EDISON ANNUAL REPORT

Notes to the Financial Statements — Continued

Funded Status

The funded status of the programs at December 31, 2012, 2011, and 2010 were as follows:

	Con Edison			CECONY
(Millions of Dollars)	2012	2011	2010	2012	2011	2010
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year	$1,756	$1,642	$1,697	$1,511	$1,426	$1,495
Service cost	26	25	24	21	20	19
Interest cost on accumulated postretirement benefit obligation	73	83	91	63	72	80
Amendments	(127)	-	-	(89)	-	-
Net actuarial loss/(gain)	(175)	109	(68)	(178)	86	(77)
Benefits paid and administrative expenses	(146)	(144)	(138)	(134)	(132)	(126)
Participant contributions	37	33	29	36	32	28
Medicare prescription subsidy	10	8	7	8	7	7
BENEFIT OBLIGATION AT END OF YEAR	$1,454	$1,756	$1,642	$1,238	$1,511	$1,426
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year	$947	$942	$866	$840	$839	$777
Actual return on plan assets	124	20	89	109	19	78
Employer contributions	83	84	96	71	74	85
Participant contributions	37	33	29	36	32	28
Benefits paid	(144)	(132)	(138)	(134)	(124)	(129)
FAIR VALUE OF PLAN ASSETS AT END OF YEAR	$1,047	$947	$942	$922	$840	$839
FUNDED STATUS	$(407)	$(809)	$(700)	$(316)	$(671)	$(587)
Unrecognized net loss	$251	$563	$483	$197	$496	$440
Unrecognized prior service costs	(105)	(1)	(10)	(84)	(15)	(26)
Unrecognized net transition liability at January 1, 1993	-	4	7	-	4	7

During the first quarter of 2012, the Utilities amended their postretirement life and health benefit plans for management employees, resulting in a reduction to the obligation of $102 million. During the fourth quarter of 2012, the Utilities amended the retiree contributions for supplemental postretirement life insurance for CECONY management and weekly retirees, resulting in a reduction to the obligation of $25 million. Also in 2012, the Utilities elected to change the method of receiving the subsidy under Medicare Part D for retiree prescription drug coverage from the Retiree Drug Subsidy to the Employer Group Waiver Plan (EGWP) beginning in January 2013. Participation in the EGWP will allow Con Edison to offer substantially the same postretirement benefits to eligible participants while increasing subsidy reimbursements received by the plans from the Federal Government. This change is effective January 2013 and, as a result, the Utilities recognized a decrease in its postretirement health benefit obligations of $306 million as of December 31, 2012, which was recorded as an actuarial gain.

The decrease in the value of the other postretirement benefit plan obligation was a primary driver in the decreased liability for other postretirement benefits at Con Edison and CECONY of $402 million and $355 million, respectively, compared with December 31, 2011. For Con Edison, this decreased liability resulted in a decrease to regulatory assets of $408 million for unrecognized net losses and unrecognized prior service costs associated with the Utilities consistent with the accounting rules for regulated operations and a credit to OCI of $6 million (net of taxes) for the unrecognized net losses and unrecognized prior service costs associated with the competitive energy businesses and O&R’s New Jersey and Pennsylvania utility subsidiaries.

For CECONY, the decrease in liability resulted in a decrease to regulatory assets of $372 million for unrecognized net losses and unrecognized prior service costs associated with the company consistent with the accounting rules for regulated operations and an immaterial change to OCI for unrecognized net losses and unrecognized prior service costs associated with the competitive energy businesses.

A portion of the unrecognized net losses and prior service costs for the other postretirement benefits, equal to $64 million and $(27) million, respectively, will be recognized from accumulated OCI and the regulatory asset into net periodic

CON EDISON ANNUAL REPORT	109

Notes to the Financial Statements — Continued

benefit cost over the next year for Con Edison. Included in these amounts are $54 million and $(23) million, respectively, for CECONY.

Assumptions

The actuarial assumptions were as follows:

	2012	2011	2010
Weighted-average assumptions used to determine benefit obligations at December 31:
Discount Rate
CECONY	3.75%	4.55%	5.40%
O&R	4.05%	4.55%	5.40%
Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31:
Discount Rate	4.55%	5.40%	5.95%
Expected Return on Plan Assets	8.50%	8.50%	8.50%

Refer to Note E for descriptions of the basis for determining the expected return on assets, investment policies and strategies, and the assumed discount rate.

The health care cost trend rate used to determine net periodic benefit cost for the year ended December 31, 2012 was 6.0 percent, which is assumed to decrease gradually to 4.50 percent by 2018 and remain at that level thereafter. The health care cost trend rate used to determine benefit obligations as of December 31, 2012 was 5.75 percent, which is assumed to decrease gradually to 4.50 percent by 2018 and remain at that level thereafter.

A one-percentage point change in the assumed health care cost trend rate would have the following effects at December 31, 2013:

	Con Edison		CECONY
	1-Percentage-Point
(Millions of Dollars)	Increase	Decrease	Increase	Decrease
Effect on accumulated other postretirement benefit obligation	$(12)	$12	$(31)	$27
Effect on service cost and interest cost components for 2012	-	-	(2)	1

Expected Benefit Payments

Based on current assumptions, the Companies expect to make the following benefit payments over the next ten years, net of receipt of governmental subsidies:

(Millions of Dollars)	2013	2014	2015	2016	2017	2018-2022
BENEFIT PAYMENTS
Con Edison	$101	$101	$101	$98	$97	$452
CECONY	91	90	89	87	86	389

Expected Contributions

Based on estimates as of December 31, 2012, Con Edison expects to make a contribution of $8 million, nearly all of which is for CECONY, to the other postretirement benefit plans in 2013.

Plan Assets

The asset allocations for CECONY’s other postretirement benefit plans at the end of 2012, 2011, and 2010, and the target allocation for 2013 are as follows:

	Target Allocation Range	Plan Assets at December 31
Asset Category	2013	2012	2011	2010
Equity Securities	57% - 73%	62%	62%	67%
Debt Securities	26% - 44%	38%	38%	33%
Total	100%	100%	100%	100%

Con Edison has established postretirement health and life insurance benefit plan trusts for the investment of assets to be used for the exclusive purpose of providing other postretirement benefits to participants and beneficiaries.

Refer to Note E for a discussion of Con Edison’s investment policy for its benefit plans.

110	CON EDISON ANNUAL REPORT

Notes to the Financial Statements — Continued

The fair values of the plan assets at December 31, 2012 by asset category (see description of levels in Note E) are as follows:

(Millions of Dollars)	Level 1	Level 2	Level 3	Total
U.S. Equity(a)	$127	$184	$-	$311
International Equity(b)	-	124	-	124
Other Fixed Income(c)	-	229	-	229
Cash and Cash Equivalents(d)	-	23	-	23
Total investments	$127	$560	$-	$687
Funds for retiree health benefits(e)	185	137	31	353
Investments (including funds for retiree health benefits)	$312	$697	$31	$1,040
Pending activities(f)				7
Total fair value of plan net assets				$1,047

(a)	U.S. Equity includes both actively- and passively-managed assets with investments in domestic equity index funds and commingled funds.
(b)	International Equity includes commingled international equity funds.
(c)	Other Fixed Income includes commingled funds, which are valued at Net Asset Value.
(d)	Cash and Cash Equivalents include short term investments and money markets.
(e)	The Companies set aside funds for retiree health benefits through a separate account within the pension trust, as permitted under Section 401(h) of the Internal Revenue Code of 1986, as amended. In accordance with the Code, the plan’s investments in the 401(h) account may not be used for, or diverted to, any purpose other than providing health benefits for retirees. The net assets held in the 401(h) account are calculated based on a pro-rata percentage allocation of the net assets in the pension plan. The related obligations for health benefits are not included in the pension plan’s obligations and are included in the Companies’ other postretirement benefit obligation. See Note E.
(f)	Pending activities include security purchases and sales that have not settled, interest and dividends that have not been received, and reflects adjustments for available estimates at year end.

The table below provides a reconciliation of the beginning and ending net balances for assets at December 31, 2012 classified as Level 3 in the fair value hierarchy.

(Millions of Dollars)	Beginning Balance as of January 1, 2012	Assets Still Held at Reporting Date – Unrealized Gains/(Losses)	Assets Sold During the Period – Realized (Losses)	Purchases Sales and Settlements	Transfers Out of Level 3	Ending Balance as of December 31, 2012
Other Fixed Income	$-	$-	$-	$-	$-	$-
Insurance Contracts	-		-	-	-	-
Total investments	$-	$-	$-	$-	$-	$-
Funds for retiree health benefits	28	2	-	4	(3)	31
Investments (including funds for retiree health benefits)	$28	$2	$-	$4	$(3)	$31

CON EDISON ANNUAL REPORT	111

Notes to the Financial Statements — Continued

The fair values of the plan assets at December 31, 2011 by asset category (see description of levels in Note E) are as follows:

(Millions of Dollars)	Level 1	Level 2	Level 3	Total
U.S. Equity(a)	$115	$162	$-	$277
International Equity(b)	-	104	-	104
Other Fixed Income(c)	-	207	-	207
Cash and Cash Equivalents(d)	-	18	-	18
Total investments	$115	$491	$-	$606
Funds for retiree health benefits(e)	174	134	28	336
Investments (including funds for retiree health benefits)	$289	$625	$28	$942
Pending activities(f)				5
Total fair value of plan net assets				$947

(a)	U.S. Equity includes both actively- and passively-managed assets with investments in domestic equity index funds and commingled funds.
(b)	International Equity includes commingled international equity funds.
(c)	Other Fixed Income includes commingled funds, which are valued at Net Asset Value.
(d)	Cash and Cash Equivalents include short term investments and money markets.
(e)	The Companies set aside funds for retiree health benefits through a separate account within the pension trust, as permitted under Section 401(h) of the Internal Revenue Code of 1986, as amended. In accordance with the Code, the plan’s investments in the 401(h) account may not be used for, or diverted to, any purpose other than providing health benefits for retirees. The net assets held in the 401(h) account are calculated based on a pro-rata percentage allocation of the net assets in the pension plan. The related obligations for health benefits are not included in the pension plan’s obligations and are included in the Companies’ other postretirement benefit obligation. See Note E.
(f)	Pending activities include security purchases and sales that have not settled, interest and dividends that have not been received, and reflects adjustments for available estimates at year end.

The table below provides a reconciliation of the beginning and ending net balances for assets at December 31, 2011 classified as Level 3 in the fair value hierarchy.

(Millions of Dollars)	Beginning Balance as of January 1, 2011	Assets Still Held at Reporting Date — Unrealized Gains/(Losses)	Assets Sold During the Period — Realized (Losses)	Purchases Sales and Settlements	Transfers Out of Level 3	Ending Balance as of December 31, 2011
Other Fixed Income	$189	$-	$-	$-	$(189)	$-
Insurance Contracts	-	-	-	-	-	-
Total investments	$189	$-	$-	$-	$(189)	$-
Funds for retiree health benefits	30	(3)	(1)	2	-	28
Investments (including funds for retiree health benefits)	$219	$(3)	$(1)	$2	$(189)	$28

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

112	CON EDISON ANNUAL REPORT

Notes to the Financial Statements — Continued

whole or in part, the cost to remediate the sites, if remediation is necessary and if a reasonable estimate of such cost can be made. Remediation costs are estimated in light of the information available, applicable remediation standards, and experience with similar sites.

The accrued liabilities and regulatory assets related to Superfund Sites at December 31, 2012 and 2011 were as follows:

	Con Edison		CECONY
(Millions of Dollars)	2012	2011	2012	2011
Accrued Liabilities:
Manufactured gas plant sites	$462	$422	$351	$307
Other Superfund Sites	83	67	82	66
Total	$545	$489	$433	$373
Regulatory assets	$730	$681	$615	$564

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

Environmental remediation costs incurred and insurance recoveries received related to Superfund Sites at December 31, 2012 and 2011 were as follows:

	Con Edison		CECONY
(Millions of Dollars)	2012	2011	2012	2011
Remediation costs incurred	$31	$39	$26	$35
Insurance recoveries received*	4	-	4	-

*	Reduced amount deferred for recovery from customers

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

Asbestos Proceedings

Suits have been brought in New York State and federal courts against the Utilities and many other defendants, wherein a large number of plaintiffs sought large amounts of compensatory and punitive damages for deaths and injuries allegedly caused by exposure to asbestos at various premises of the Utilities. The suits that have been resolved, which are many, have been resolved without any payment by the Utilities, or for amounts that were not, in the aggregate, material to them. The amounts specified in all the remaining thousands of suits total billions of dollars; however, the Utilities believe that these amounts are greatly exaggerated, based on the disposition of previous claims. In 2010, CECONY estimated that its aggregate undiscounted potential liability for these suits and additional suits that may be brought over the next 15 years is $10 million. The estimate was based upon a combination of modeling, historical data analysis and risk factor assessment. Actual experience may be materially different. In addition, certain current and former employees have claimed or are claiming workers’ compensation benefits based on alleged disability from exposure to asbestos. Under its current rate agreements, CECONY is permitted to defer as regulatory assets (for subsequent recovery through rates) costs incurred for its asbestos lawsuits and workers’ compensation claims. The accrued liability for asbestos suits and workers’ compensation proceedings (including those related to asbestos exposure) and the amounts deferred as regulatory assets for the Companies at December 31, 2012 and 2011 were as follows:

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

CON EDISON ANNUAL REPORT	113

Notes to the Financial Statements — Continued

accrued a liability for the suits. The company has notified its insurers of the incident and believes that the policies in force at the time of the incident will cover most of the company’s costs, which the company is unable to estimate, but which could be substantial, to satisfy its liability to others in connection with the incident.

Other Contingencies

See “Other Regulatory Matters” in Note B and “Lease In/Lease Out Transactions” in Note J.

Guarantees

Con Edison and its subsidiaries enter into various agreements providing financial or performance assurance primarily to third parties on behalf of their subsidiaries. Maximum amounts guaranteed by Con Edison totaled $859 million and $760 million at December 31, 2012 and 2011, respectively.

A summary, by type and term, of Con Edison’s total guarantees at December 31, 2012 is as follows:

Guarantee Type	0 – 3 years	4 – 10 years	> 10 years	Total
	(Millions of Dollars)
Energy transactions	$716	$25	$62	$803
Intra-company guarantees	15	-	1	16
Other guarantees	35	5	-	40
Total	$766	$30	$63	$859

Energy Transactions — Con Edison guarantees payments on behalf of its competitive energy businesses in order to facilitate physical and financial transactions in gas, pipeline capacity, transportation, oil, electricity, renewable energy credits and energy services. To the extent that liabilities exist under the contracts subject to these guarantees, such liabilities are included in Con Edison’s consolidated balance sheet.

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

•

$8 million for guarantees provided by Con Edison Development to Travelers Insurance Company for indemnity agreements for surety bonds in connection with the construction and operation of solar facilities performed by its subsidiaries; and

•

Con Edison, on behalf of Con Edison Solutions, as a retail electric provider, issued a guarantee to the Public Utility Commission of Texas with no specified limitation on the amount guaranteed, covering the payment of all obligations of a retail electric provider. Con Edison’s estimate of the maximum potential obligation is $5 million as of December 31, 2012.

Note I — Electricity Purchase Agreements

CECONY has long-term electricity purchase agreements with non-utility generators and others for generating capacity. The company recovers its purchased power costs in accordance with provisions approved by the NYSPSC. See “Recoverable Energy Costs” in Note A.

114	CON EDISON ANNUAL REPORT

Notes to the Financial Statements — Continued

At December 31, 2012, the significant terms of the electricity purchase agreements were as follows:

Facility	Equity Owner	Plant Output (MW)	Contracted Output (MW)		Contract Start Date	Contract Term (Years)
Indian Point	Entergy Nuclear Power Marketing, LLC	1,299	350	*	August 2001	16
Independence	Sithe/Independence Power Partners, LP	1,254	697		November 1994	20
Linden Cogeneration	Cogen Technologies Linden Venture, LP	1,035	628		May 1992	25
Astoria Energy	Astoria Energy, LLC	640	500		May 2006	10
Selkirk	Selkirk Cogen Partners, LP	446	265		September 1994	20
Brooklyn Navy Yard	Brooklyn Navy Yard Cogeneration Partners, LP	322	263		November 1996	40
Indeck Corinth	Indeck Energy Services of Corinth, Inc.	147	132		July 1995	20

*	Contracted output will increase to 500 MW in 2013.

Assuming performance by the parties to the electricity purchase agreements, CECONY is obligated over the terms of the agreements to make capacity and other fixed payments.

The future capacity and other fixed payments under the contracts are estimated to be as follows:

(Millions of Dollars)	2013	2014	2015	2016	2017	All Years Thereafter
CECONY	$507	$446	$229	$165	$110	$933

For energy delivered under most of the electricity purchase agreements, CECONY is obligated to pay variable prices. The company’s payments under the agreements for capacity, energy and other fixed payments in 2012, 2011, and 2010 were as follows:

	For the Years Ended December 31,
(Millions of Dollars)	2012	2011	2010
Linden	$297	$379	$414
Indian Point	204	238	524
Selkirk	196	209	185
Astoria	181	225	223
Independence	127	121	119
Brooklyn Navy Yard	93	123	123
Indeck Corinth	66	77	68
Total	$1,164	$1,372	$1,656

Note J – Leases

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

Capital leases: For ratemaking purposes capital leases are treated as operating leases; therefore, in accordance with the accounting rules for regulated operations, the amortization of the leased asset is based on the rental payments recovered from customers. The following assets under capital leases are included in the Companies’ consolidated balance sheets at December 31, 2012 and 2011:

	Con Edison		CECONY
(Millions of Dollars)	2012	2011	2012	2011
UTILITY PLANT
Common	$3	$8	$2	$6
Transmission	-	1	-	1
TOTAL	$3	$9	$2	$7

The accumulated amortization of the capital leases for Con Edison and CECONY was $1 million and $0.4 million, respectively at December 31, 2012, and $66 million and $65 million, respectively at December 31, 2011.

The future minimum lease commitments for the above assets are as follows:

(Millions of Dollars)	Con Edison	CECONY
2013	$-	$-
2014	1	1
2015	1	1
2016	-	-
2017	-	-
All years thereafter	1	1
Total	3	3
Less: amount representing interest	1	1
Present value of net minimum lease payment	$2	$2

CON EDISON ANNUAL REPORT	115

Notes to the Financial Statements — Continued

Operating leases: The future minimum lease commitments under the Companies’ non-cancelable operating lease agreements are as follows:

(Millions of Dollars)	Con Edison	CECONY
2013	$52	$49
2014	47	43
2015	15	12
2016	14	11
2017	14	11
All years thereafter	91	71
Total	$233	$197

Lease In/Lease Out Transactions

In each of 1997 and 1999, Con Edison Development entered into a transaction in which it leased property and then immediately subleased it back to the lessor (termed “Lease In/Lease Out,” or LILO transactions). The transactions respectively involve electric generating and gas distribution facilities in the Netherlands, with a total investment of $259 million. The transactions were financed with $93 million of equity and $166 million of non-recourse, long-term debt secured by the underlying assets. In accordance with the accounting rules for leases, Con Edison is accounting for the two LILO transactions as leveraged leases. Accordingly, the company’s investment in these leases, net of non-recourse debt, is carried as a single amount in Con Edison’s consolidated balance sheet and income is recognized pursuant to a method that incorporates a level rate of return for those years when net investment in the lease is positive, based upon the after-tax cash flows projected at the inception of the leveraged leases. The company’s investment in these leveraged leases was $(76) million at December 31, 2012 and $(55) million at December 31, 2011 and is comprised of a $228 million gross investment less $304 million of deferred tax liabilities at December 31, 2012 and $234 million gross investment less $289 million of deferred tax liabilities at December 31, 2011.

On audit of Con Edison’s tax return for 1997, the IRS disallowed tax losses in connection with the 1997 LILO transaction. In December 2005, Con Edison paid a $0.3 million income tax deficiency asserted by the IRS for the tax year 1997 with respect to the 1997 LILO transaction. In April 2006, the company paid interest of $0.2 million associated with the deficiency and commenced an action in the United States Court of Federal Claims, entitled Consolidated Edison Company of New York, Inc. v. United States, to obtain a refund of tax and interest. A trial was completed in November 2007. In October 2009, the court issued a decision in favor of the company concluding that the 1997 LILO transaction was, in substance, a true lease that possessed economic substance, the loans relating to the lease constituted bona fide indebtedness, and the deductions for the 1997 LILO transactions claimed by the company in its 1997 federal income tax return are allowable. In January 2013, the United States Court of Appeals for the Federal Circuit reversed the October 2009 trial court decision and disallowed the tax deductions claimed by the company relating to the 1997 LILO transaction. Con Edison plans to request the United States Court of Appeals to grant rehearing en banc of the January 2013 decision.

In connection with its audit of Con Edison’s federal income tax returns for 1998 through 2007, the IRS disallowed $416 million of tax deductions taken with respect to both LILO transactions. Con Edison has been pursuing administrative appeals of these audit level disallowances. In connection with its audit of Con Edison’s federal income tax returns for 2011, 2010, 2009 and 2008, the IRS has disallowed $35 million, $40 million, $41 million and $42 million, respectively, of tax deductions taken with respect to both LILO transactions.

As a result of the January 2013 Court of Appeals decision, Con Edison expects to record an estimated charge of between $150 million and $170 million (after-tax) in the first quarter of 2013 to reflect the interest on disallowed federal and state income tax deductions and, as required by the accounting rules for leveraged lease transactions, the recalculation of the accounting effect of the LILO transactions. The transactions did not impact earnings in 2012, 2011 or 2010.

In January 2013, to defray interest charges, the company deposited $447 million with federal and state tax agencies relating primarily to the potential tax liability from these transactions in past tax years and interest thereon. The company estimates (based on current market values) that if it were to negotiate the termination of the transactions, it could receive cash proceeds of approximately $210 million (pre-tax), which amount could be higher or lower depending on the negotiations.

Note K – Goodwill

In 2012 and 2011, Con Edison completed impairment tests for its goodwill of $406 million related to the O&R merger, and determined that it was not impaired. For the impairment test, $245 million and $161 million of the goodwill were allocated to CECONY and O&R, respectively. In 2012 and 2011, Con Edison completed impairment tests for the goodwill of $23 million related to two energy services companies acquired by Con Edison Solutions and an interest in a gas storage company acquired by Con Edison Development, and determined that the goodwill was not impaired.

116	CON EDISON ANNUAL REPORT

Notes to the Financial Statements — Continued

Note L – Income Tax

The components of income tax are as follows:

	Con Edison			CECONY
(Millions of Dollars)	2012	2011	2010	2012	2011	2010
State
Current	$29	$56	$23	$53	$53	$13
Deferred	97	63	106	53	55	100
Federal
Current	(13)	53	(144)	110	43	(139)
Deferred	493	434	569	318	413	527
Amortization of investment tax credits	(6)	(6)	(6)	(5)	(6)	(6)
Total charge to income tax expense	$600	$600	$548	$529	$558	$495

The tax effects of temporary differences, which gave rise to deferred tax assets and liabilities, are as follows:

	Con Edison		CECONY
(Millions of Dollars)	2012	2011	2012	2011
Deferred tax liabilities:
Depreciation	$4,210	$3,652	$3,909	$3,464
Regulatory asset – future income tax	2,061	1,971	1,962	1,891
Unrecognized pension and other postretirement costs	2,472	2,554	2,202	2,255
State income tax	1,060	920	897	811
Capitalized overheads	565	536	496	470
Pension	736	682	730	709
Investment tax credits	49	55	47	52
Other	931	743	528	467
Total deferred tax liabilities	12,084	11,113	10,771	10,119
Deferred tax assets:
Unrecognized pension and other postretirement costs	2,472	2,554	2,202	2,255
State income tax	382	336	357	309
Regulatory liability – future income tax	126	173	117	167
Other	1,028	753	836	624
Total deferred tax assets	4,008	3,816	3,512	3,355
Net deferred tax liabilities and investment tax credits	$8,076	$7,297	$7,259	$6,764
Deferred income taxes and investment tax credits – Noncurrent	$8,372	$7,563	$7,452	$6,921
Deferred tax assets – Current	(296)	(266)	(193)	(157)
Net deferred tax liabilities and investment tax credits	$8,076	$7,297	$7,259	$6,764

Reconciliation of the difference between income tax expense and the amount computed by applying the prevailing statutory income tax rate to income before income taxes is as follows:

	Con Edison			CECONY
(% of Pre-tax income)	2012	2011	2010	2012	2011	2010
STATUTORY TAX RATE
Federal	35%	35%	35%	35%	35%	35%
Changes in computed taxes resulting from:
State income tax	4	5	5	4	5	5
Cost of removal	(4)	(4)	(4)	(4)	(4)	(4)
Other	(1)	-	(1)	(1)	-	(1)
Effective Tax Rate	34%	36%	35%	34%	36%	35%

CON EDISON ANNUAL REPORT	117

Notes to the Financial Statements — Continued

For federal income tax purposes, Con Edison has a net operating loss carryforward available of $11 million and $632 million from 2012 and 2011, respectively, primarily as a result of accelerated depreciation and storm related deductions, which if unused will expire in 2032 and 2031. Con Edison has recorded a deferred tax asset for its loss carryforward, and no valuation allowance has been provided, as it is more likely than not that the deferred tax asset will be realized.

For New York State income tax purposes, Con Edison has a net operating loss carryforward available from 2009 of $284 million, primarily as a result of repair allowance deductions discussed below. A deferred tax asset has been recognized for this New York State net operating loss that will not expire until 2029. A valuation allowance has not been provided; as it is more likely than not that the deferred tax asset will be realized.

Uncertain Tax Positions

Under the accounting rules for income taxes, an enterprise shall not recognize the tax benefit attributable to a tax position unless such position is more likely than not to be sustained upon examination by taxing authorities, including resolution of any related appeals and litigation processes, based solely on the technical merits of the position.

The IRS has essentially completed its field audits of the Con Edison’s federal income tax returns through 2011. Con Edison’s federal income tax returns for 1998 through 2011 reflect certain tax positions with which the IRS does not or may not agree. Any adjustments to federal income tax returns would result in changes to Con Edison’s New York state income tax returns. In addition, Con Edison’s state income tax returns for years beginning with 2006 remain open for examination.

The Companies’ 2011 and 2010 federal income tax returns reflect, among other things, an incremental current deduction for the costs of certain repairs to utility plant (the “repair allowance deductions”). Prior to 2009, Con Edison capitalized such costs and included these costs in depreciation expense in its federal income tax returns. At December 31, 2012, with respect to the repair allowance deductions, Con Edison recorded a liability for uncertain tax positions of $72 million ($66 million attributable to CECONY).

In August 2011, the IRS issued guidance regarding the use and evaluation of statistical samples and sampling estimates. This guidance provides a safe harbor method of determining whether certain expenditures for electric transmission and distribution property can be currently deducted for federal income tax purposes. No guidance was issued related to generation, gas, or steam property.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits for Con Edison and CECONY follows:

	Con Edison			CECONY
(Millions of Dollars)	2012	2011	2010	2012	2011	2010
Balance at January 1	$130	$93	$86	$114	$79	$92
Additions based on tax positions related to the current year	12	76	5	11	74	4
Additions based on tax positions of prior years	-	4	67	-	3	49
Reductions for tax positions of prior years	(57)	(43)	(4)	(52)	(42)	(4)
Settlements	1	-	(61)	1	-	(62)
Balance at December 31	$86	$130	$93	$74	$114	$79

At December 31, 2012, the Companies’ estimated liabilities for uncertain tax positions ($86 million for Con Edison and $74 million for CECONY) were classified on their respective consolidated balance sheets either as current liabilities ($44 million for Con Edison and $36 million for CECONY) or as a reduction to current deferred tax assets ($42 million for Con Edison and $38 million for CECONY). The Companies reasonably expect to resolve these uncertain tax positions with the IRS in the next 12 months.

The Companies recognize interest accrued related to the liability for uncertain tax positions in interest expense and would recognize penalties, if any, in operating expenses in the Companies’ consolidated income statements. In 2012, 2011 and 2010, the Companies recognized an immaterial amount of interest and no penalties for uncertain tax positions in their consolidated income statements. At December 31, 2012 and 2011, the Companies recognized an immaterial amount of interest and no penalties in their consolidated balance sheets.

At December 31, 2012, the total amount of unrecognized tax benefits that, if recognized, would affect the Companies’ effective tax rate is $7 million ($1 million attributable to CECONY).

In January 2013, a federal appeals court reversed a trial court decision that had allowed deductions claimed by Con Edison relating to Con Edison Development’s LILO transactions. See Note J.

118	CON EDISON ANNUAL REPORT

Notes to the Financial Statements — Continued

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

Shares of Con Edison common stock used to satisfy the Companies’ obligations with respect to stock-based compensation may be new (authorized, but unissued) shares, treasury shares or shares purchased in the open market. The Companies intend to use treasury shares to fulfill their stock-based compensation obligations for 2013.

Under the accounting rules for stock compensation, the Companies have recognized the cost of stock-based compensation as an expense using a fair value measurement method. The following table summarizes stock-based compensation expense recognized by the Companies in the period ended December 31, 2012, 2011, and 2010:

	Con Edison			CECONY
(Millions of Dollars)	2012	2011	2010	2012	2011	2010
Performance-based restricted stock	$14	$48	$27	$13	$44	$25
Restricted stock units	1	3	1	1	3	1
Non-officer director deferred stock compensation	1	1	1	1	1	1
Total	$16	$52	$29	$15	$48	$27
Income Tax Benefit	$6	$21	$12	$6	$20	$11

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

The outstanding options are “equity awards” because shares of Con Edison common stock are delivered upon exercise of the options. As equity awards, the fair value of the options is measured at the grant date. There were no options granted in 2012 and 2011.

A summary of changes in the status of stock options awarded as of December 31, 2012 is as follows:

	Con Edison		CECONY
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at 12/31/11	927,025	$43.046	740,875	$43.066
Exercised	(318,550)	43.128	(258,700)	43.238
Forfeited	(2,000)	41.665	(1,000)	43.005
Outstanding at 12/31/12	606,475	$43.008	481,175	$42.973

The changes in the fair value of all outstanding options from their grant dates to December 31, 2012 and 2011 (aggregate intrinsic value) for Con Edison were $8 million and $18 million, respectively. The changes in the fair value of all outstanding options from their grant dates to December 31, 2012 and 2011 (aggregate intrinsic value) for CECONY were $6 million and $14 million, respectively. The aggregate intrinsic value of options exercised in 2012 and 2011 were $5 million and $21 million, respectively, and the cash received by Con Edison for payment of the exercise price was $14 million and $88 million, respectively. The weighted average remaining contractual life of options outstanding is two years as of December 31, 2012.

CON EDISON ANNUAL REPORT	119

Notes to the Financial Statements — Continued

The following table summarizes stock options outstanding at December 31, 2012 for each plan year for the Companies:

		Con Edison		CECONY
Plan Year	Remaining Contractual Life	Options Outstanding/ Exercisable	Weighted Average Exercise Price	Options Outstanding/ Exercisable	Weighted Average Exercise Price
2006	3	228,250	$43.870	188,150	$43.841
2005	2	170,125	42.243	139,025	42.258
2004	1	157,000	44.060	112,400	44.072
2003	<1	51,100	38.470	41,600	38.470
Total		606,475	$43.008	481,175	$42.973

The income tax benefit Con Edison realized from stock options exercised in the period ended December 31, 2012 was immaterial. The income tax benefit Con Edison realized from stock options exercised in the periods ended December 31, 2011 and 2010 were $2 million and $6 million, respectively.

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

In accordance with the accounting rules for stock compensation, for outstanding restricted stock awards other than Performance RSUs or awards under the directors’ deferred compensation plan, the Companies have accrued a liability based on the market value of a common share on the grant date and are recognizing compensation expense over the vesting period. The vesting period for awards is three years and is based on the employee’s continuous service to Con Edison. Prior to vesting, the awards are subject to forfeiture in whole or in part under certain circumstances. The awards are “liability awards” because each restricted stock unit represents the right to receive, upon vesting, one share of Con Edison common stock, the cash value of a share or a combination thereof. As such, prior to vesting, changes in the fair value of the units are reflected in net income. A summary of changes in the status of restricted stock (other than Performance RSUs or awards under the directors’ deferred compensation plan) during the period ended December 31, 2012 is as follows:

	Con Edison		CECONY
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Non-vested at 12/31/11	65,420	$45.049	61,920	$45.049
Granted	22,860	58.420	21,660	58.420
Vested	(21,130)	39.610	(19,980)	39.610
Forfeited	(2,010)	50.452	(1,910)	50.600
Non-vested at 12/31/12	65,140	$51.339	61,690	$51.334

The total expense to be recognized by the Companies in future periods for unvested awards outstanding as of December 31, 2012 for Con Edison was $2 million, including $1 million for CECONY and is expected to be recognized over a weighted average period of one year.

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

120	CON EDISON ANNUAL REPORT

Notes to the Financial Statements — Continued

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

2012
Risk-free interest rate	0.15% - 3.69%
Expected term	3 years
Expected volatility	15.27%

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

A summary of changes in the status of the Performance RSUs TSR portion during the period ended December 31, 2012 is as follows:

	Con Edison		CECONY
	Units	Weighted Average Grant Date Fair Value*	Units	Weighted Average Grant Date Fair Value*
Non-vested at 12/31/11	474,517	$42.511	387,379	$42.542
Granted	191,280	49.507	157,348	49.416
Vested	(36,075)	41.868	(33,653)	41.869
Forfeited	(10,812)	45.452	(8,373)	46.023
Non-vested at 12/31/12	618,910	$44.659	502,701	$44.681

*	Fair value is determined using the Monte Carlo simulation described above. Weighted average grant date fair value does not reflect any accrual or payment of dividends prior to vesting.

A summary of changes in the status of the Performance RSUs’ EIP portion during the period ended December 31, 2012 is as follows:

	Con Edison		CECONY
	Units	Weighted Average Grant Date Fair Value*	Units	Weighted Average Grant Date Fair Value*
Non-vested at 12/31/11	474,517	$46.660	387,379	$46.599
Granted	191,280	58.852	157,348	58.838
Vested	(36,075)	39.663	(33,653)	39.666
Forfeited	(10,812)	52.247	(8,373)	53.183
Non-vested at 12/31/12	618,910	$50.738	502,701	$50.783

*	Fair value is determined using the market price of one share of Con Edison common stock on the grant date. The market price has not been discounted to reflect that dividends do not accrue and are not payable on Performance RSUs until vesting.

The total expense to be recognized by Con Edison in future periods for unvested Performance RSUs outstanding as of December 31, 2012 is $23 million, including $19 million for CECONY and is expected to be recognized over a weighted average period of one year for both Con Edison and CECONY.

Con Edison has a deferred stock compensation plan for non-officer directors. Awards under the deferred compensation stock plan are covered by the LTIP. Each director received 1,785 stock units in 2012 for service as a director. These stock units are deferred until the director’s termination of service. Directors may elect to receive dividend equivalents earned on stock units in cash payments. Restricted stock units issued under the directors’ deferred compensation plan are considered “equity awards,” because they may only be settled in shares. Directors immediately vest in units issued to them. The fair value of the units is determined using the closing price of Con Edison’s common stock on the business day immediately preceding the date of issue. In the period ended December 31, 2012, approximately 30,242 units were issued at a weighted average grant date price of $58.89.

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

CON EDISON ANNUAL REPORT	121

Notes to the Financial Statements — Continued

Participants in the plan immediately vest in shares purchased by them under the plan. The fair value of the shares of Con Edison common stock purchased under the plan was calculated using the average of the high and low composite sale prices at which shares were traded at the New York Stock Exchange on the trading day immediately preceding such purchase dates. During 2012, 2011, and 2010, 665,718, 721,520 and 738,951 shares were purchased under the Stock Purchase Plan at a weighted average price of $59.72, $52.50 and $45.52 per share, respectively.

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

All revenues of these business segments, excluding revenues earned by Con Edison Development on certain energy infrastructure projects, which are deemed to be immaterial, are from customers located in the United States of America. Also, all assets of the business segments, excluding certain investments in energy infrastructure projects by Con Edison Development ($228 million at December 31, 2012), are located in the United States of America. The accounting policies of the segments are the same as those described in Note A.

Common services shared by the business segments are assigned directly or allocated based on various cost factors, depending on the nature of the service provided.

122	CON EDISON ANNUAL REPORT

Notes to the Financial Statements — Continued

The financial data for the business segments are as follows:

As of and for the Year Ended December 31, 2012 (Millions of Dollars)	Operating revenues	Inter-segment revenues	Depreciation and amortization	Operating income	Interest charges	Income tax expense	Total assets*	Construction expenditures
CECONY
Electric	$8,176	$15	$710	$1,693	$423	$393	$28,339	$1,375
Gas	1,415	5	120	346	82	99	5,925	426
Steam	596	77	64	54	40	22	2,621	108
Consolidation adjustments	-	(97)	-	-	-	-	-	-
Total CECONY	$10,187	$-	$894	$2,093	$545	$514	$36,885	$1,909
O&R
Electric	$592	$-	$38	$83	$19	$17	$1,960	$98
Gas	203	-	15	40	10	11	706	39
Other*	-	-	-	-	2	-	5	-
Total O&R	$795	$-	$53	$123	$31	$28	$2,671	$137
Competitive energy businesses	$1,213	$8	$8	$125	$1	$52	$1,061	$492
Other**	(7)	(8)	-	(2)	27	-	592	-
Total Con Edison	$12,188	$-	$955	$2,339	$604	$594	$41,209	$2,538
As of and for the Year Ended December 31, 2011 (Millions of Dollars)	Operating revenues	Inter-segment revenues	Depreciation and amortization	Operating income	Interest charges	Income tax expense	Total assets*	Construction expenditures
CECONY
Electric	$8,228	$12	$656	$1,695	$414	$481	$27,123	$1,354
Gas	1,521	5	110	295	78	43	5,518	335
Steam	683	79	63	93	42	43	2,577	89
Consolidation adjustments	-	(96)	-	-	-	-	-	-
Total CECONY	$10,432	$-	$829	$2,083	$534	$567	$35,218	$1,778
O&R
Electric	$641	$-	$35	$81	$20	$21	$1,755	$79
Gas	214	-	13	33	12	9	722	32
Other*	-	-	-	-	2	-	8	-
Total O&R	$855	$-	$48	$114	$34	$30	$2,485	$111
Competitive energy businesses	$1,617	$13	$7	$46	$(1)	$20	$856	$114
Other**	(18)	(13)	-	(4)	27	-	655	-
Total Con Edison	$12,886	$-	$884	$2,239	$594	$617	$39,214	$2,003
As of and for the Year Ended December 31, 2010 (Millions of Dollars)	Operating revenues	Inter-segment revenues	Depreciation and amortization	Operating income	Interest charges	Income tax expense	Total assets*	Construction expenditures
CECONY
Electric	$8,376	$12	$623	$1,549	$424	$371	$25,045	$1,421
Gas	1,541	5	102	310	82	91	5,095	334
Steam	656	74	62	63	43	29	2,465	111
Consolidation adjustments	-	(91)	-	-	-	-	-	-
Total CECONY	$10,573	$-	$787	$1,922	$549	$491	$32,605	$1,866
O&R
Electric	$692	$-	$32	$74	$22	$18	$1,630	$99
Gas	218	-	12	34	12	8	686	36
Other*	-	-	-	-	1	-	32	-
Total O&R	$910	$-	$44	$108	$35	$26	$2,348	$135
Competitive energy businesses	$1,883	$9	$9	$97	$(3)	$37	$828	$28
Other**	(41)	(9)	-	(7)	28	-	567	-
Total Con Edison	$13,325	$-	$840	$2,120	$609	$554	$36,348	$2,029

*	Includes amounts related to the RECO securitization.
**	Parent company expenses, primarily interest, and consolidation adjustments. Other does not represent a business segment.

CON EDISON ANNUAL REPORT	123

Notes to the Financial Statements — Continued

In July 2012, Con Edison Development purchased a company that is developing 70 MW (AC) of solar energy projects in Alpaugh, California (Alpaugh). Electricity generated by the projects is to be purchased by Pacific Gas and Electric Company pursuant to long-term power purchase agreements (PPA). Alpaugh was purchased for $288 million, including contingent consideration of $2 million and $4 million in deposits relating to the PPA and interconnection agreements. The total cost to acquire and construct these projects was $340 million. Alpaugh commenced commercial operation in December 2012.

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

Energy Price Hedging

Con Edison’s subsidiaries hedge market price fluctuations associated with physical purchases and sales of electricity, natural gas, and steam by using derivative instruments including futures, forwards, basis swaps, options, transmission congestion contracts and financial transmission rights contracts. The fair values of these hedges at December 31, 2012 and 2011 were as follows:

	Con Edison		CECONY
(Millions of Dollars)	2012	2011	2012	2011
Fair value of net derivative assets/(liabilities) – gross	$(90)	$(249)	$(56)	$(144)
Impact of netting of cash collateral	84	110	47	46
Fair value of net derivative assets/(liabilities) – net	$(6)	$(139)	$(9)	$(98)

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

At December 31, 2012, Con Edison and CECONY had $113 million and $19 million of credit exposure in connection with energy supply and hedging activities, net of collateral, respectively. Con Edison’s net credit exposure consisted of $41 million with investment-grade counterparties, $41 million with commodity exchange brokers, $28 million with independent system operators and $3 million with non-investment grade/non-rated counterparties. CECONY’s net credit exposure consisted of $1 million with investment-grade counterparties and $18 million with commodity exchange brokers.

Economic Hedges

The Companies enter into certain derivative instruments that do not qualify or are not designated as hedges under the accounting rules for derivatives and hedging. However, management believes these instruments represent economic hedges that mitigate exposure to fluctuations in commodity prices.

124	CON EDISON ANNUAL REPORT

Notes to the Financial Statements — Continued

The fair values of the Companies’ commodity derivatives at December 31, 2012 were:

	Fair Value of Commodity Derivatives(a)
(Millions of Dollars)	Balance Sheet Location	Con Edison	CECONY
	Derivative Assets
Current	Other current assets	$64	$18
Long-term	Other deferred charges and noncurrent assets	22	9
Total derivative assets		$86	$27
Impact of netting		(20)	3
Net derivative assets		$66	$30
	Derivative Liabilities
Current	Fair value of derivative liabilities	$122	$58
Long-term	Fair value of derivative liabilities	54	25
Total derivative liabilities		$176	$83
Impact of netting		(104)	(44)
Net derivative liabilities		$72	$39

(a)	Qualifying derivative contracts, which have been designated as normal purchases or normal sales contracts, are not reported at fair value under the accounting rules for derivatives and hedging and, therefore, are excluded from the table.

The fair values of the Companies’ commodity derivatives at December 31, 2011 were:

	Fair Value of Commodity Derivatives(a)
(Millions of Dollars)	Balance Sheet Location	Con Edison	CECONY
	Derivative Assets
Current	Other current assets	$139	$16
Long-term	Other deferred charges and noncurrent assets	26	14
Total derivative assets		$165	$30
Impact of netting		(95)	(6)
Net derivative assets		$70	$24
	Derivative Liabilities
Current	Fair value of derivative liabilities	$331	$127
Long-term	Fair value of derivative liabilities	83	48
Total derivative liabilities		$414	$175
Impact of netting		(205)	(53)
Net derivative liabilities		$209	$122

(a)	Qualifying derivative contracts, which have been designated as normal purchases or normal sales contracts, are not reported at fair value under the accounting rules for derivatives and hedging and, therefore, are excluded from the table.

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

CON EDISON ANNUAL REPORT	125

Notes to the Financial Statements — Continued

The following table presents the changes in the fair values of commodity derivatives that have been deferred or recognized in earnings for the year ended December 31, 2012:

Realized and Unrealized Gains/(Losses) on Commodity Derivatives(a) Deferred or Recognized in Income for the Year Ended December 31, 2012
(Millions of Dollars)	Balance Sheet Location	Con Edison		CECONY
Pre-tax gains/(losses) deferred in accordance with accounting rules for regulated operations:
Current	Deferred derivative gains	$(1)		$(1)
Long-term	Regulatory liabilities	-		-
Total deferred gains/(losses)		$(1)		$(1)
Current	Deferred derivative losses	$95		$80
Current	Recoverable energy costs	(220)		(192)
Long-term	Deferred derivative losses	17		24
Total deferred gains/(losses)		$(108)		$(88)
Net deferred gains/(losses)		$(109)		$(89)
	Income Statement Location
Pre-tax gain/(loss) recognized in income
	Purchased power expense	$(54	)(b)	$-
	Gas purchased for resale	(5)		-
	Non-utility revenue	(11	)(b)	-
Total pre-tax gain/(loss) recognized in income		$(70)		$-

(a)	Qualifying derivative contracts, which have been designated as normal purchases or normal sales contracts, are not reported at fair value under the accounting rules for derivatives and hedging and, therefore, are excluded from the table.
(b)	For the year ended December 31, 2012, Con Edison recorded in non-utility operating revenues and purchased power expense an unrealized pre-tax gain/(loss) of $(14) million and $82 million, respectively.

The following table presents the changes in the fair values of commodity derivatives that have been deferred or recognized in earnings for the year ended December 31, 2011:

Realized and Unrealized Gains/(Losses) on Commodity Derivatives(a) Deferred or Recognized in Income for the Year Ended December 31, 2011
(Millions of Dollars)	Balance Sheet Location	Con Edison		CECONY
Pre-tax gains/(losses) deferred in accordance with accounting rules for regulated operations:
Current	Deferred derivative gains	$(3)		$(2)
Long-term	Regulatory liabilities	(1)		(1)
Total deferred gains/(losses)		$(4)		$(3)
Current	Deferred derivative losses	$26		$11
Current	Recoverable energy costs	(247)		(185)
Long-term	Deferred derivative losses	11		4
Total deferred gains/(losses)		$(210)		$(170)
Net deferred gains/(losses)		$(214)		$(173)
	Income Statement Location
Pre-tax gain/(loss) recognized in income
	Purchased power expense	$(78	)(b)	$-
	Gas purchased for resale	(18)		-
	Non-utility revenue	(30	)(b)	-
Total pre-tax gain/(loss) recognized in income		$(126)		$-

(a)	Qualifying derivative contracts, which have been designated as normal purchases or normal sales contracts, are not reported at fair value under the accounting rules for derivatives and hedging and, therefore, are excluded from the table.
(b)	For the year ended December 31, 2011, Con Edison recorded in non-utility operating revenues and purchased power expense an unrealized pre-tax gain/(loss) of $(34) million and $11 million, respectively.

126	CON EDISON ANNUAL REPORT

Notes to the Financial Statements — Continued

As of December 31, 2012, Con Edison had 1,147 contracts, including 581 CECONY contracts, which were considered to be derivatives under the accounting rules for derivatives and hedging (excluding qualifying derivative contracts, which have been designated as normal purchases or normal sales contracts). The following table presents the number of contracts by commodity type:

	Electric Derivatives				Gas Derivatives
	Number of Energy Contracts(a)	MWHs(b)	Number of Capacity Contracts(a)	MWs(b)	Number of Contracts(a)	Dths(b)	Total Number Of Contracts(a)
Con Edison	496	15,761,464	59	11,668	592	84,706,809	1,147
CECONY	97	3,565,325	-	-	484	79,460,000	581

(a)	Qualifying derivative contracts, which have been designated as normal purchases or normal sales contracts, are not reported at fair value under the accounting rules for derivatives and hedging and, therefore, are excluded from the table.
(b)	Volumes are reported net of long and short positions.

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

The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position and collateral posted at December 31, 2012, and the additional collateral that would have been required to be posted had the lowest applicable credit rating been reduced one level and to below investment grade were:

(Millions of Dollars)	Con Edison(a)		CECONY(a)
Aggregate fair value – net liabilities	$52		$39
Collateral posted	$-		$-
Additional collateral(b) (downgrade one level from current ratings)	$4		$4
Additional collateral(b) (downgrade to below investment grade from current ratings)	$77	(c)	$43	(c)

(a)	Non-derivative transactions for the purchase and sale of electricity and gas and qualifying derivative instruments, which have been designated as normal purchases or normal sales, are excluded from the table. These transactions primarily include purchases of electricity from independent system operators. In the event the Utilities and Con Edison’s competitive energy businesses were no longer extended unsecured credit for such purchases, the Companies would be required to post collateral, which at December 31, 2012, would have amounted to an estimated $24 million for Con Edison, including $10 million for CECONY. For certain other such non-derivative transactions, the Companies could be required to post collateral under certain circumstances, including in the event counterparties had reasonable grounds for insecurity.
(b)	The Companies measure the collateral requirements by taking into consideration the fair value amounts of derivative instruments that contain credit-risk-related contingent features that are in a net liabilities position plus amounts owed to counterparties for settled transactions and amounts required by counterparties for minimum financial security. The fair value amounts represent unrealized losses, net of any unrealized gains where the Companies have a legally enforceable right of setoff.
(c)	Derivative instruments that are net assets have been excluded from the table. At December 31, 2012, if Con Edison had been downgraded to below investment grade, it would have been required to post additional collateral for such derivative instruments of $24 million, including $1 million for CECONY.

Interest Rate Swap

O&R has an interest rate swap pursuant to which it pays a fixed-rate of 6.09 percent and receives a LIBOR-based variable rate. The fair value of this interest rate swap at December 31, 2012 was an unrealized loss of $6 million, which has been included in Con Edison’s consolidated balance sheet as a noncurrent liability/fair value of derivative liabilities and a regulatory asset. The increase in the fair value of the swap for the year ended December 31, 2012 was $2 million. In the event O&R’s credit rating was downgraded to BBB- or lower by S&P or Baa3 or lower by Moody’s, the swap counterparty could elect to terminate the agreement and, if it did so, the parties would then be required to settle the transaction.

CON EDISON ANNUAL REPORT	127

Notes to the Financial Statements — Continued

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

128	CON EDISON ANNUAL REPORT

Notes to the Financial Statements — Continued

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2012 are summarized below.

	Level 1		Level 2		Level 3		Netting Adjustments(4)		Total
(Millions of Dollars)	Con Edison	CECONY	Con Edison	CECONY	Con Edison	CECONY	Con Edison	CECONY	Con Edison	CECONY
Derivative assets:
Commodity	$-	$-	$43	$8	$33	$10	$(10)	$12	$66	$30
Transfer in(5)(6)	-	-	-	-	-	-	-	-	-	-
Transfer out(5)(6)	-	-	-	-	-	-	-	-	-	-
Commodity Total(1)	$-	$-	$43	$8	$33	$10	$(10)	$12	$66	$30
Other assets	$106	$99	$2	$3	$105	$95	$-	$-	$213	$197
Transfer in(5)(6)	-	-	105	95	-	-	-	-	105	95
Transfer out(5)(6)	-	-	-	-	(105)	(95)	-	-	(105)	(95)
Other assets(3)	$106	$99	$107	$98	$-	$-	$-	$-	$213	$197
Total	$106	$99	$150	$106	$33	$10	$(10)	$12	$279	$227
Derivative liabilities:
Commodity	$5	$3	$114	$62	$47	$9	$(94)	$(35)	$72	$39
Transfer in(5)(6)	9	9	13	9	2	-	-	-	24	18
Transfer out(5)(6)	(2)	-	(11)	(9)	(11)	(9)	-	-	(24)	(18)
Commodity Total(1)	$12	$12	$116	$62	$38	$-	$(94)	$(35)	$72	$39
Interest rate contract	$-	$-	$(2)	$-	$8	$-	$-	$-	$6	$-
Transfer in(5)(6)	-	-	8	-	-	-	-	-	8	-
Transfer out(5)(6)	-	-	-	-	(8)	-	-	-	(8)	-
Interest rate contract(2)	$-	$-	$6	$-	$-	$-	$-	$-	$6	$-
Total	$12	$12	$122	$62	$38	$-	$(94)	$(35)	$78	$39

(1)	A portion of the commodity derivatives categorized in Level 3 is valued using an internally developed model with observable inputs. The models also include some less readily observable inputs resulting in the classification of the entire contract as Level 3. See Note O.
(2)	See Note O.
(3)	Other assets are comprised of assets such as life insurance contracts within the deferred compensation plan and non-qualified retirement plans.
(4)	Amounts represent the impact of legally-enforceable master netting agreements that allow the Companies to net gain and loss positions and cash collateral held or placed with the same counterparties.
(5)	The Companies’ policy is to recognize transfers into and transfers out of the levels at the end of the reporting period.
(6)	Transferred between Level 3 and Levels 1 and 2 because of reassessment of the levels in the fair value hierarchy within which certain inputs fall. Other assets and interest rate contract were transferred as of March 31, 2012.

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2011 are summarized below.

	Level 1		Level 2		Level 3		Netting Adjustments(4)		Total
(Millions of Dollars)	Con Edison	CECONY	Con Edison	CECONY	Con Edison	CECONY	Con Edison	CECONY	Con Edison	CECONY
Derivative assets:
Commodity(1)	$3	$-	$64	$8	$87	$11	$(84)	$5	$70	$24
Other assets(3)	76	76	-	-	99	90	-	-	175	166
Total	$79	$76	$64	$8	$186	$101	$(84)	$5	$245	$190
Derivative liabilities:
Commodity	$12	$4	$222	$122	$169	$37	$(194)	$(41)	$209	$122
Transfer in(5)(6)(7)	-	-	26	25	6	6	-	-	32	31
Transfer out(5)(6)(7)	-	-	(6)	(6)	(26)	(25)	-	-	(32)	(31)
Commodity(1)	$12	$4	$242	$141	$149	$18	$(194)	$(41)	$209	$122
Interest rate contract(2)	-	-	-	-	8	-	-	-	8	-
Total	$12	$4	$242	$141	$157	$18	$(194)	$(41)	$217	$122

(1)	A significant portion of the commodity derivative contracts categorized in Level 3 is valued using either an industry acceptable model or an internally developed model with observable inputs. The models also include some less readily observable inputs resulting in the classification of the entire contract as Level 3. See Note O.

CON EDISON ANNUAL REPORT	129

Notes to the Financial Statements — Continued

(2)	See Note O.
(3)	Other assets are comprised of assets such as life insurance contracts within the Deferred Income Plan and Supplemental Retirement Income Plans, held in rabbi trusts.
(4)	Amounts represent the impact of legally-enforceable master netting agreements that allow the Companies to net gain and loss positions and cash collateral held or placed with the same counterparties.
(5)	The Companies’ policy is to recognize transfers into and transfers out of the levels at the end of the reporting period.
(6)	Transferred from Level 2 to Level 3 because of reassessment of the levels in the fair value hierarchy within which certain inputs fall.
(7)	Transferred from Level 3 to Level 2 because of availability of observable market data due to decrease in the terms of certain contracts from beyond one year as of December 31, 2010 to less than one year as of December 31, 2011.

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

	Fair Value of Level 3 at December 31, 2012 (Millions of Dollars)	Valuation Techniques	Unobservable Inputs	Range
Con Edison – Commodity
Electricity	$(5)	Discounted Cash Flow	Forward prices(1)	$28-$82 per MWH
Electricity Wholesale Contract	(1)	Discounted Cash Flow	Forward prices(2) New Jersey solar renewable energy credit (SREC)(2)	$29-$48 per MWH $90 per SREC
Standard Offer Capacity Agreements	(12)	Discounted Cash Flow	Forward capacity prices(1) Forward price escalator(1) Present value factor(1)	$166 MW - day 0% - 3% 1.66%
Transmission Congestion Contracts / Financial Transmission Rights	13	Discounted Cash Flow	Discount to adjust auction prices for inter-zonal forward price curves(2) Discount to adjust auction prices for historical monthly realized settlements(2) Forward energy prices and zonal losses(1)	17.5% - 38% 8.5% - 31% $0.01 - $12
Total Con Edison —Commodity	$(5)
CECONY — Commodity
Transmission Congestion Contracts	$10	Discounted Cash Flow	Discount to adjust auction prices for inter-zonal forward price curves(2) Discount to adjust auction prices for historical monthly realized settlements(2)	17.5%-38% 8.5%-31%

(1)	Generally, increases/(decreases) in this input in isolation would result in a higher/(lower) fair value measurement.
(2)	Generally, increases/(decreases) in this input in isolation would result in a lower/(higher) fair value measurement.

130	CON EDISON ANNUAL REPORT

Notes to the Financial Statements — Continued

The table listed below provides a reconciliation of the beginning and ending net balances for assets and liabilities measured at fair value for the years ended December 31, 2012 and 2011 and classified as Level 3 in the fair value hierarchy:

	For the Year Ended December 31, 2012
		Total Gains/(Losses) – Realized and Unrealized
(Millions of Dollars)	Beginning Balance as of January 1, 2012	Included in Earnings	Included in Regulatory Assets and Liabilities	Purchases	Issuances	Sales	Settlements	Transfer In/Out of Level 3		Ending Balance as of December 31, 2012
Con Edison
Derivatives:
Commodity	$(62)	$(112)	$16	$22	$-	$-	$122	$9		$(5)
Interest rate contract	(8)	(1)	-	-	-	-	1	8	(2)	-
Other assets(1)	99	3	3	-	-	-	-	(105	)(2)	-
Total	$29	$(110)	$19	$22	$-	$-	$123	$(88)		$(5)
CECONY
Derivatives:
Commodity	$(7)	$(32)	$8	$18	$-	$-	$14	$9		$10
Other assets(1)	90	3	2	-	-	-	-	(95	)(2)	-
Total	$83	$(29)	$10	$18	$-	$-	$14	$(86)		$10

(1)	Amounts included in earnings are reported in investment and other income on the consolidated income statement.
(2)	Other assets and interest rate contract were transferred as of March 31, 2012.

	For the Year Ended December 31, 2011
		Total Gains/(Losses) – Realized and Unrealized
(Millions of Dollars)	Beginning Balance as of January 1, 2011	Included in Earnings	Included in Regulatory Assets and Liabilities	Purchases	Issuances	Sales	Settlements	Transfer In/Out of Level 3	Ending Balance as of December 31, 2011
Con Edison
Derivatives:
Commodity	$(88)	$(113)	$20	$32	$-	$-	$67	$20	$(62)
Interest rate contract	(10)	(3)	2	-	-	-	3	-	(8)
Other assets(1)	101	-	(2)	-	-	-	-	-	99
Total	$3	$(116)	$20	$32	$-	$-	$70	$20	$29
CECONY
Derivatives:
Commodity	$(26)	$(21)	$-	$19	$-	$-	$2	$19	$(7)
Other assets(1)	92	-	(2)	-	-	-	-	-	90
Total	$66	$(21)	$(2)	$19	$-	$-	$2	$19	$83

(1)	Amounts included in earnings are reported in investment and other income on the consolidated income statement.

CON EDISON ANNUAL REPORT	131

Notes to the Financial Statements — Continued

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

For the competitive energy businesses, realized and unrealized gains and losses on Level 3 commodity derivative assets and liabilities are reported in non-utility revenues ($12 million loss and $33 million loss) and purchased power costs ($46 million loss and $29 million loss) on the consolidated income statement for the years ended December 31, 2012 and 2011, respectively. The change in fair value relating to Level 3 commodity derivative assets held at December 31, 2012 and 2011 is included in non-utility revenues ($12 million loss and $33 million loss), and purchased power costs ($46 million gain and $15 million gain) on the consolidated income statement for the years ended December 31, 2012 and 2011, respectively.

The accounting rules for fair value measurements and disclosures require consideration of the impact of nonperformance risk (including credit risk) from a market participant perspective in the measurement of the fair value of assets and liabilities. At December 31, 2012, the Companies determined that nonperformance risk would have no material impact on their financial position or results of operations. To assess nonperformance risk, the Companies considered information such as collateral requirements, master netting arrangements, letters of credit and parent company guarantees, and applied a market-based method by using the counterparty (for an asset) or the Companies’ (for a liability) credit default swaps rates.

Note Q – Variable Interest Entities

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

CECONY has a variable interest in a non-consolidated VIE, Astoria Energy, LLC (Astoria Energy), with which CECONY has entered into a long-term electricity purchase agreement. CECONY is not the primary beneficiary of this VIE since CECONY does not have the power to direct the activities that CECONY believes most significantly impact the economic performance of Astoria Energy. In particular, CECONY has not invested in, or guaranteed the indebtedness of, Astoria Energy and CECONY does not operate or maintain Astoria Energy’s generating facilities. CECONY also has long-term electricity purchase agreements with the following five potential VIEs: Sithe/Independence Power Partners, LP, Cogen Technologies Linden Venture, LP, Selkirk Cogen Partners, LP, Brooklyn Navy Yard Cogeneration Partners, LP, and Indeck Energy Services of Corinth, Inc. In 2012, requests were made of these five counterparties for information necessary to determine whether the entity was a VIE and whether CECONY is the primary beneficiary; however, the information was not made available. See Note I for information on these electricity purchase agreements, the payments pursuant to which constitute CECONY’s maximum exposure to loss with respect to Astoria Energy and the five potential VIEs.

Con Edison has a variable interest in a non-consolidated VIE, Pilesgrove Solar, LLC (Pilesgrove), in which Con Edison Development, starting in 2010, participated with a third party to develop, construct, and operate a photovoltaic solar energy generation project. The project was constructed for approximately $90 million and commenced commercial operation in August 2011. Con Edison is not the primary beneficiary of this VIE since the power to direct the activities that most significantly impact the economics of Pilesgrove is shared equally between Con Edison Development and the third party. Included in the Con Edison’s consolidated balance sheet at December 31, 2012 is $24 million in assets related to Pilesgrove which represents Con Edison Development’s investment including earnings in Pilesgrove and is the current maximum exposure to loss in Pilesgrove.

Note R – Asset Retirement Obligations

Con Edison and CECONY account for retirement obligations on their assets in accordance with the accounting rules for asset retirement obligations. This accounting standard requires recognition of a liability for legal obligations associated with the retirement of long-lived assets. When the liability is initially

132	CON EDISON ANNUAL REPORT

Notes to the Financial Statements — Continued

recorded, asset retirement costs are capitalized by increasing the carrying amount of the related asset. The liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. Such accretion and depreciation expense, pursuant to accounting rules for regulated operations, is applied against the Companies’ regulatory liabilities.

The Utilities include in depreciation expense the estimated removal costs, less salvage, for utility plant assets. In accordance with the accounting rules for asset retirement obligations, future removal costs that do not represent legal asset retirement obligations are recorded as regulatory liabilities pursuant to the accounting rules for regulated operations. The related regulatory liabilities recorded for Con Edison and CECONY were $503 million and $420 million at December 31, 2012 and $448 million and $372 million at December 31, 2011, respectively.

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

At December 31, 2012, the liabilities of Con Edison and CECONY for the fair value of their legal asset retirement obligations were $158 million, as compared with $145 million at December 31, 2011. The increase in liabilities at December 31, 2012 was due to changes in estimated cash flows ($24 million) and accretion expense ($6 million), offset in part by liabilities settled ($17 million). Con Edison and CECONY also recorded a reduction of $13 million and $7 million at December 31, 2012 and 2011, respectively, to the regulatory liability associated with cost of removal to reflect depreciation and interest expense.

Note S – Related Party Transactions

The Utilities and Con Edison’s competitive businesses provide administrative and other services to each other pursuant to cost allocation procedures approved by the NYSPSC. The costs of administrative and other services provided by CECONY to, and received by it from, Con Edison and its other subsidiaries for the years ended December 31, 2012, 2011, and 2010 were as follows:

	CECONY
(Millions of Dollars)	2012	2011	2010
Cost of services provided	$83	$79	$74
Cost of services received	$49	$48	$45

In addition, CECONY and O&R have joint gas supply arrangements, in connection with which CECONY sold to O&R $54 million, $81 million and $99 million of natural gas for the years ended December 31, 2012, 2011, and 2010, respectively. These amounts are net of the effect of related hedging transactions.

FERC has authorized CECONY through 2013 to lend funds to O&R from time to time, for periods of not more than 12 months, in amounts not to exceed $250 million outstanding at any time, at prevailing market rates. There were no outstanding loans to O&R at December 31, 2012 and 2011.

CON EDISON ANNUAL REPORT	133

Schedule I

Condensed Financial Information of Consolidated Edison, Inc.*

Condensed Income Statement

(Parent Company Only)

(Millions of Dollars, except per share amounts)	2012	2011	2010
Equity in earnings of subsidiaries	$1,154	$1,064	$1,008
Other income (deductions), net of taxes	12	15	12
Interest expense	(28)	(28)	(28)
Net Income for Common Stock	$1,138	$1,051	$992
Comprehensive Income for Common Stock	$1,138	$1,051	$992
Net Income Per Common Share – Basic	$3.88	$3.59	$3.49
Net Income Per Common Share – Diluted	$3.86	$3.57	$3.47
Dividends Declared Per Share Of Common Stock	$2.42	$2.40	$2.38
Average Number Of Shares Outstanding – Basic (In Millions)	292.9	292.6	284.3
Average Number Of Shares Outstanding – Diluted (In Millions)	294.5	294.4	285.9

*	These financial statements, in which Con Edison’s subsidiaries have been included using the equity method, should be read together with its consolidated financial statements and the notes thereto appearing above.

134	CON EDISON ANNUAL REPORT

Condensed Financial Information of Consolidated Edison, Inc.*

Condensed Statement of Cash Flows

(Parent Company Only)

(Millions of Dollars)	2012	2011	2010
Net Income	$1,138	$1,051	$992
Equity in earnings of subsidiaries	(1,154)	(1,064)	(1,008)
Dividends received from:
CECONY	682	681	670
O&R	34	33	32
Competitive energy businesses	11	12	8
Other – net	(208)	(67)	(4)
Net Cash Flows from Operating Activities	503	646	690
Investing Activities
Contributions to subsidiaries	(100)	-	(355)
Net Cash Flows Used in Investing Activities	(100)	-	(355)
Financing Activities
Net proceeds of short-term debt	115	-	-
Retirement of long-term debt	(1)	(1)	(3)
Issuance of common shares for stock plans, net of repurchases	(9)	31	439
Common stock dividends	(709)	(693)	(629)
Net Cash Flows Used in Financing Activities	(604)	(663)	(193)
Net Change for the Period	(201)	(17)	142
Balance at Beginning of Period	205	222	80
Balance at End of Period	$4	$205	$222

*	These financial statements, in which Con Edison’s subsidiaries have been included using the equity method, should be read together with its consolidated financial statements and the notes thereto appearing above.

CON EDISON ANNUAL REPORT	135

Condensed Financial Information of Consolidated Edison, Inc.*

Condensed Balance Sheet

(Parent Company Only)

	At December 31,
(Millions of Dollars)	2012	2011
Assets
Current Assets
Cash and temporary cash investments	$4	$205
Accounts receivable – other	88	93
Accounts receivable from affiliated companies	393	208
Prepayments	51	36
Other current assets	54	61
Total Current Assets	590	603
Investments in subsidiaries and others	12,672	12,145
Goodwill	406	406
Deferred income tax	20	19
Other assets	4	4
Total Assets	$13,692	$13,177
Liabilities and Shareholders’ Equity
Current Liabilities
Long-term debt due within one year	$2	$1
Notes Payable	115	-
Accounts payable	5	5
Accounts payable to affiliated companies	146	143
Other current liabilities	214	240
Total Current Liabilities	482	389
Noncurrent Liabilities	-	-
Total Liabilities	482	389
Long-term debt	311	313
Shareholders’ Equity
Common stock	4,976	4,977
Retained earnings	7,923	7,498
Total Shareholders’ Equity	12,899	12,475
Total Liabilities and Shareholders’ Equity	$13,692	$13,177

*	These financial statements, in which Con Edison’s subsidiaries have been included using the equity method, should be read together with its consolidated financial statements and the notes thereto appearing above.

136	CON EDISON ANNUAL REPORT

Schedule II

Valuation and Qualifying Accounts

For the Years Ended December 31, 2012, 2011 and 2010

				COLUMN C Additions
Company (Millions of Dollars)	COLUMN A Description		COLUMN B Balance at Beginning of Period	(1) Charged To Costs And Expenses	(2) Charged To Other Accounts	COLUMN D Deductions(b)	COLUMN E Balance At End of Period

Con Edison	Allowance for uncollectible accounts(a):
		2012	$97	$96	-	$88	$105
		2011	$84	$99	-	$86	$97
		2010	$75	$91	-	$82	$84
CECONY	Allowance for uncollectible accounts(a):
		2012	$88	$90	-	$82	$96
		2011	$75	$91	-	$78	$88
		2010	$67	$82	-	$74	$75

(a)	This is a valuation account deducted in the balance sheet from the assets (Accounts receivable-customers) to which they apply.
(b)	Accounts written off less cash collections, miscellaneous adjustments and amounts reinstated as receivables previously written off.

CON EDISON ANNUAL REPORT	137

ITEM 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

The Utilities undertook a project with the objective of improving business processes and information systems. The Utilities expect the project to reduce costs, improve support of operating activities, reduce financial reporting risks, and simplify compliance activities. The focus of the project was the implementation of new financial and supply-chain enterprise resource planning information systems that the Utilities began to use in July 2012. In January 2011, the Companies implemented a consolidation, reporting, and analysis system as part of this project. The Utilities expect the project to enhance the processes used by employees to record financial transactions and analyze data; purchase materials and services and manage inventory; develop business plans and budgets and report financial and purchasing data.

ITEM 9B:	OTHER INFORMATION

Con Edison

None.

CECONY

None.

138	CON EDISON ANNUAL REPORT

Part III

ITEM 10:	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

ITEM 11:	EXECUTIVE COMPENSATION

ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

ITEM 14:	PRINCIPAL ACCOUNTING FEES AND SERVICES

Con Edison

Information required by Part III as to Con Edison, other than the information required in Item 12 of this report by Item 201 (d) of Regulation S-K, is incorporated by reference from Con Edison’s definitive proxy statement for its Annual Meeting of Stockholders to be held on May 20, 2013. The proxy statement is to be filed pursuant to Regulation 14A not later than 120 days after December 31, 2012, the close of the fiscal year covered by this report.

CON EDISON ANNUAL REPORT	139

The information required pursuant to Item 201 (d) of Regulation S-K as at December 31, 2012 is as follows:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders
Stock options	606,475		$43.008	3,522,851	(2)
Restricted stock and Stock Units	1,832,833	(1)	-	1,855,835	(2)
Total equity compensation plans approved by security holders	2,439,308		-	5,378,686	(2)
Total equity compensation plans not approved by security holders	5,000	(3)	-	-
Total	2,444,308		-	5,378,686	(2)(4)

(1)	This amount includes the aggregate number of shares of Con Edison common stock that could be delivered pursuant to outstanding awards made in 2010, 2011 and 2012 under the company’s Long Term Incentive Plan (1,237,821 shares for performance-restricted stock unit awards and 65,140 shares for restricted stock unit awards). The amount also includes 362,415 shares for stock unit awards made prior to 2010 that have vested and for which the receipt of shares was deferred. In addition, the amount includes 167,457 shares covered by outstanding directors’ deferred stock unit awards.
(2)	This amount is the aggregate number of shares available for new awards under the Long Term Incentive Plan as of December 31, 2012. No new awards may be made under the plan after May 19, 2013 (which is 10 years after the date of the annual meeting at which the company’s stockholders approved the plan).
(3)	Represent shares to be issued to an officer who had elected to defer receipt of these shares until separation from service or later. These shares are issuable pursuant to awards of restricted stock units made in 2000, which vested in 2004.
(4)	Does not include shares that may be issued under Con Edison’s Stock Purchase Plan. Shares of Con Edison common stock may be issued under the plan until May 17, 2014 (which is 10 years after the date of the annual meeting at which Con Edison’s shareholders approved the plan). Under the plan, which does not limit the number of shares available under the plan, the Companies contribute up to $1 for each $9 invested by their directors, officers or employees.

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

CECONY

Information required by Items 10, 11, 12 and 13 of Part III as to CECONY is omitted pursuant to Instruction (I)(2) to Form 10-K (Omission of Information by Certain Wholly-Owned Subsidiaries).

In accordance with General Instruction G(3) to Form 10-K, other information regarding CECONY’s Executive Officers may be found in Part I of this report under the caption “Executive Officers of the Registrant.”

Fees paid or payable by CECONY to its principal accountant, PricewaterhouseCoopers LLP, for services related to 2012 and 2011 are as follows:

	2012	2011
Audit fees	$4,021,760	$3,187,754
Audit-related fees(a)	939,742	697,906
Tax fees	-	-
All other fees	-	-
Total fees	$4,961,502	$3,885,660

(a)	Relates to assurance and related service fees that are reasonably related to the performance of the annual audit or quarterly reviews of CECONY’s financial statements that are not specifically deemed “Audit Services.” The major items included in Audit-Related Fees in 2012 and 2011 are fees for a review and readiness assessment of a new financial and supply-chain enterprise resource planning system.

Con Edison’s Audit Committee or, as delegated by the Audit Committee, the Chair of the Committee, approves in advance each auditing service and non-audit service permitted by applicable laws and regulations, including tax services, to be provided to CECONY by its independent accountants.

140	CON EDISON ANNUAL REPORT

Part IV

ITEM 15:	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

Con Edison

3.1.1	Restated Certificate of Incorporation of Consolidated Edison, Inc. (Con Edison) (Designated in the Registration Statement on Form S-4 of Con Edison (No. 333-39165) as Exhibit 3.1)

3.1.2	By-laws of Con Edison, effective as of February 19, 2009. (Designated in Con Edison’s Current Report on Form 8-K, dated February 19, 2009 (File No. 1-14514) as Exhibit 3.1)

4.1.1	Indenture, dated as of April 1, 2002, between Con Edison and JP Morgan Chase Bank (formerly known as The Chase Manhattan Bank), as Trustee. (Designated in the Registration Statement on Form S-3 of Con Edison (No. 333-102005) as Exhibit 4.1)

4.1.2	Note Assumption and Exchange Agreement, dated as of June 20, 2008, between Con Edison and the institutional investors listed in Schedule I thereto. (Designated in Con Edison’s Current Report on Form 8-K, dated June 20, 2008 (File No. 1-14514) as Exhibit 4)

10.1.1	Credit Agreement dated as of October 27, 2011 among CECONY, Con Edison, O&R, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent. (Designated in Con Edison’s Current Report on Form 8-K dated October 27, 2011 (File No. 1-14514) as Exhibit 10)

10.1.2	Con Edison 1996 Stock Option Plan, as amended and restated effective February 24, 1998. (Designated in Con Edison’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-14514) as Exhibit 10.20)

10.1.3	Employment agreement, dated December 15, 2008, between Con Edison and Kevin Burke. (Designated in Con Edison’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-14514) as Exhibit 10.1.2)

10.1.4.1	Severance Program for Officers of Consolidated Edison, Inc. and its Subsidiaries, as amended, effective as of January 1, 2008. (Designated in Con Edison’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-14514) as Exhibit 10.1.3)

10.1.4.2	Amendment #1, dated December 19, 2012, to the Severance Program for Officers of Consolidated Edison, Inc. and its Subsidiaries.

10.1.5.1	The Consolidated Edison, Inc. Stock Purchase Plan, as amended and restated as of May 19, 2008. (Designated in Con Edison’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-14514) as Exhibit 10.1.4)

10.1.5.2	Amendment, dated October 21, 2009, to The Consolidated Edison Stock Purchase Plan. (Designated in Con Edison’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 (File No. 1-14514) as Exhibit 10.1.1)

10.1.5.3	Amendment Number 2, dated December 17, 2010, to the Consolidated Edison Stock Purchase Plan. (Designated in Con Edison’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-14514) as Exhibit 10.1.4.3)

CON EDISON ANNUAL REPORT	141

10.1.6.1	The Consolidated Edison Retirement Plan, as amended December 18, 2008. (Designated in Con Edison’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-14514) as Exhibit 10.1.5)

10.1.6.2	Amendment, dated September 29, 2009, to The Consolidated Edison Retirement Plan. (Designated in Con Edison’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 (File No. 1-14514) as Exhibit 10.1.2)

10.1.6.3	Amendment, executed December 31, 2009, to The Consolidated Edison Retirement Plan. (Designated in Con Edison’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 1-14514) as Exhibit 10.1.5.3)

10.1.6.4	Amendment, effective January 1, 2010, to the Consolidated Edison Retirement Plan. (Designated in Con Edison’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-14514) as Exhibit 10.1.5.4)

10.1.6.5	Amendment, effective July 1, 2012, to the Consolidated Edison Retirement Plan. (Designated in Con Edison’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012 (File No. 1-14514) as Exhibit 10.1)

10.1.6.6	Amendments, dated December 20, 2012 to the Consolidated Edison Retirement Plan.

10.1.6.7	Amendment, dated January 2013, to the Consolidated Edison Retirement Plan.

10.1.7.1	The Consolidated Edison Thrift Plan, as amended December 23, 2008. (Designated in Con Edison’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-14514) as Exhibit 10.1.6)

10.1.7.2	Amendment, dated September 29, 2009, to The Consolidated Edison Thrift Plan. (Designated in Con Edison’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 (File No. 1-14514) as Exhibit 10.1.3)

10.1.7.3	Amendment, dated May 18, 2011, to The Consolidated Edison Thrift Plan. (Designated in Con Edison’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 1-14514) as Exhibit 10.1.7.3)

10.1.7.4	Amendment, dated December 13, 2011, to The Consolidated Edison Thrift Plan. (Designated in Con Edison’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 1-14514) as Exhibit 10.1.7.4)

10.1.8.1	Consolidated Edison, Inc. Long Term Incentive Plan, as amended and restated effective as of December 26, 2012.

10.1.8.2	Form of Restricted Stock Unit Award under the Con Edison Long Term Incentive Plan. (Designated in Con Edison’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-14514) as Exhibit 10.1.7.2)

10.1.8.3	Form of Restricted Stock Unit Award for Officers under the Con Edison Long Term Incentive Plan. (Designated in Con Edison’s Quarterly Report on Form 10-Q for the year quarterly period ended March 31, 2011 (File No. 1-14514) as Exhibit 10.1)

10.1.8.4	Form of Stock Option Agreement under the Con Edison Long Term Incentive Plan. (Designated in Con Edison’s Current Report on Form 8-K, dated January 24, 2005, (File No. 1-14514) as Exhibit 10.3)

10.1.8.5	Amendment Number 1, effective July 1, 2010, to the Consolidated Edison, Inc. Long Term Incentive Plan, as amended and restated effective as of January 1, 2008 (Designated in Con Edison’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010 as Exhibit 10.1)

10.1.8.6	Amendment Number 2, effective January 1, 2011, to the Consolidated Edison, Inc. Long Term Incentive Plan, as amended and restated effective as of January 1, 2008. (Designated in Con Edison’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-14514) as Exhibit 10.1.7.5)

10.1.9.1	Description of Directors’ Compensation, effective as of July 1, 2010. (Designated in Con Edison’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010 (File No. 1-14514) as Exhibit 10.2)

10.1.9.2	Description of Directors’ Compensation, effective as of April 1, 2012. (Designated in Con Edison’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 1-14514) as Exhibit 10.1.9.2)

10.1.10	Letter, dated February 23, 2004, to Robert Hoglund. (Designated in Con Edison’s Current Report on Form 8-K, dated July 21, 2005, (File No. 1-14514) as Exhibit 10.5)

12.1	Statement of computation of Con Edison’s ratio of earnings to fixed charges for the years 2008 - 2012.

21.1	Subsidiaries of Con Edison. (Designated in Con Edison’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-14514) as Exhibit 21.1)

142	CON EDISON ANNUAL REPORT

23.1	Consent of PricewaterhouseCoopers LLP.

31.1.1	Rule 13a-14(a)/15d-14(a) Certifications – Chief Executive Officer.

31.1.2	Rule 13a-14(a)/15d-14(a) Certifications – Chief Financial Officer.

32.1.1	Section 1350 Certifications – Chief Executive Officer.

32.1.2	Section 1350 Certifications – Chief Financial Officer.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

CECONY

3.2.1.1	Restated Certificate of Incorporation of CECONY filed with the Department of State of the State of New York on December 31, 1984. (Designated in the Annual Report on Form 10-K of CECONY for the year ended December 31, 1989 (File No. 1-1217) as Exhibit 3(a))

3.2.1.2	The following certificates of amendment of Restated Certificate of Incorporation of CECONY filed with the Department of State of the State of New York, which are designated as follows:

	Securities Exchange Act File No. 1-1217
Date Filed With Department of State	Form	Date	Exhibit
5/16/88	10-K	12/31/89	3	(b)
6/2/89	10-K	12/31/89	3	(c)
4/28/92	8-K	4/24/92	4	(d)
8/21/92	8-K	8/20/92	4	(e)
2/18/98	10-K	12/31/97	3.1.2.3

3.2.2	By-laws of CECONY, effective May 18, 2009. (Designated in CECONY’s Current Report on Form 8-K, dated April 16, 2009 (File No. 1-1217) as Exhibit 3.2)

4.2.1	Participation Agreement, dated as of July 1, 1999, between New York State Energy Research and Development Authority (NYSERDA) and CECONY. (Designated in CECONY’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999 (File No. 1-1217) as Exhibit 4.1)

4.2.2	Participation Agreement, dated as of November 1, 2010, between NYSERDA and CECONY. (Designated in CECONY’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-1217) as Exhibit 4.2.2)

4.2.3	Participation Agreement, dated as of November 1, 2001, between NYSERDA and CECONY. (Designated in CECONY’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 (File No. 1-1217) as Exhibit 10.2.1)

4.2.4	Participation Agreement, dated as of January 1, 2004, between NYSERDA and CECONY. (Designated in CECONY’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-1217) as Exhibit 4.2.6)

4.2.5	Participation Agreement, dated as of January 1, 2004, between NYSERDA and CECONY. (Designated in CECONY’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-1217) as Exhibit 4.2.7)

4.2.6	Participation Agreement, dated as of November 1, 2004, between NYSERDA and CECONY. (Designated in CECONY’s Current Report on Form 8-K, dated November 9, 2004 (File No. 1-1217) as Exhibit 4.1)

4.2.7	Participation Agreement, dated as of May 1, 2005, between NYSERDA and CECONY. (Designated in CECONY’s Current Report on Form 8-K, dated May 25, 2005 (File No. 1-1217) as Exhibit 4.1)

CON EDISON ANNUAL REPORT	143

4.2.8.1	Indenture of Trust, dated as of July 1, 1999 between NYSERDA and HSBC Bank USA, as trustee. (Designated in CECONY’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999 (File No. 1-1217) as Exhibit 4.2)

4.2.8.2	Supplemental Indenture of Trust, dated as of July 1, 2001, to Indenture of Trust, dated July 1, 1999 between NYSERDA and HSBC Bank USA, as trustee. (Designated in CECONY’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 (File No. 1-1217) as Exhibit 10.2.2)

4.2.9.1	Trust Indenture, dated as of November 1, 2010 between NYSERDA and The Bank of New York Mellon, as trustee. (Designated in CECONY’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-1217) as Exhibit 4.2.9)

4.2.9.2	First Supplemental Indenture dated November 2, 2012 to the Trust Indenture dated as of November 1, 2010.

4.2.10	Indenture of Trust, dated as of November 1, 2001, between NYSERDA and The Bank of New York, as trustee. (Designated in CECONY’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 (File No. 1-1217) as Exhibit 10.2.2)

4.2.11	Indenture of Trust, dated as of January 1, 2004, between NYSERDA and The Bank of New York. (Designated in CECONY’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-1217) as Exhibit 4.2.12)

4.2.12	Indenture of Trust, dated as of January 1, 2004, between NYSERDA and The Bank of New York. (Designated in CECONY’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-1217) as Exhibit 4.2.13)

4.2.13	Indenture of Trust, dated as of November 1, 2004, between NYSERDA and The Bank of New York. (Designated in CECONY’s Current Report on Form 8-K, dated November 9, 2004 (File No. 1-1217) as Exhibit 4.2)

4.2.14.1	Indenture of Trust, dated as of May 1, 2005, between NYSERDA and The Bank of New York. (Designated in CECONY’s Current Report on Form 8-K, dated May 25, 2005 (File No. 1-1217) as Exhibit 4.2)

4.2.14.2	Supplemental Indenture of Trust, dated as of June 30, 2010, to Indenture of Trust, dated May 1, 2005 between NYSERDA and The Bank of New York Mellon (formerly known as The Bank of New York), as trustee. (Designated in CECONY’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-1217) as Exhibit 4.2.14.2)

4.2.15.1	Indenture, dated as of December 1, 1990, between CECONY and The Chase Manhattan Bank (National Association), as Trustee (the “Debenture Indenture”). (Designated in CECONY’s Annual Report on Form 10-K for the year ended December 31, 1990 (File No. 1-1217) as Exhibit 4(h))

4.2.15.2	First Supplemental Indenture (to the Debenture Indenture), dated as of March 6, 1996, between CECONY and The Chase Manhattan Bank (National Association), as Trustee. (Designated in CECONY’s Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 1-1217) as Exhibit 4.13)

4.2.15.3	Second Supplemental Indenture (to the Debenture Indenture), dated as of June 23, 2005, between CECONY and JPMorgan Chase Bank, N.A. (successor to The Chase Manhattan Bank (National Association)), as Trustee. (Designated in CECONY’s Current Report on Form 8-K, dated November 16, 2005 (File No. 1-1217) as Exhibit 4.1)

144	CON EDISON ANNUAL REPORT

4.2.16	The following forms of CECONY’s Debentures:

		Securities Exchange Act File No. 1-1217
Debenture		Form	Date	Exhibit
4.875%	Series 2002 B	8-K	12/19/02	4
5.875%	Series 2003 A	8-K	4/7/03	4
3.85%	Series 2003 B	8-K	6/12/03	4.1
5.10%	Series 2003 C	8-K	6/12/03	4.2
4.70%	Series 2004 A	8-K	2/11/04	4.1
5.70%	Series 2004 B	8-K	2/11/04	4.2
5.30%	Series 2005 A	8-K	3/7/05	4
5.250%	Series 2005 B	8-K	6/20/05	4
5.375%	Series 2005 C	8-K	11/16/05	4.2
5.85%	Series 2006 A	8-K	3/9/06	4
6.20%	Series 2006 B	8-K	6/15/06	4
5.50%	Series 2006 C	8-K	9/25/06	4
5.30%	Series 2006 D	8-K	12/1/06	4.1
5.70%	Series 2006 E	8-K	12/1/06	4.2
6.30%	Series 2007 A	8-K	8/28/07	4
5.85%	Series 2008 A	8-K	4/4/08	4.1
6.75%	Series 2008 B	8-K	4/4/08	4.2
7.125%	Series 2008 C	8-K	12/4/08	4
5.55%	Series 2009 A	8-K	3/25/09	4.1
6.65%	Series 2009 B	8-K	3/25/09	4.2
5.50%	Series 2009 C	8-K	12/4/09	4
4.45%	Series 2010 A	8-K	6/7/10	4.1
5.70%	Series 2010 B	8-K	6/7/10	4.2
4.20%	Series 2012 A	8-K	3/13/12	4

10.2.1	Amended and Restated Agreement and Settlement, dated September 19, 1997, between CECONY and the Staff of the New York State Public Service Commission (without Appendices). (Designated in CECONY’s Current Report on Form 8-K, dated September 23, 1997 (File No. 1-1217) as Exhibit 10)

10.2.2	Settlement Agreement, dated October 2, 2000, by and among CECONY, the Staff of the New York State Public Service Commission and certain other parties. (Designated in CECONY’s Current Report on Form 8-K, dated September 22, 2000 (File No. 1-1217) as Exhibit 10)

10.2.3.1	Planning and Supply Agreement, dated March 10, 1989, between CECONY and the Power Authority of the State of New York. (Designated in CECONY’s Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 1-1217) as Exhibit 10(gg))

10.2.3.2	Delivery Service Agreement, dated March 10, 1989, between CECONY and the Power Authority of the State of New York. (Designated in CECONY’s Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 1-1217) as Exhibit 10(hh))

10.2.4	Agreement and Plan of Exchange, entered into on October 28, 1997, between Con Edison and CECONY. (Designated in the Registration Statement on Form S-4 of Con Edison (No. 333-39165) as Exhibit 2)

10.2.5	The Consolidated Edison Company of New York, Inc. Executive Incentive Plan, as amended and restated as of January 1, 2008. (Designated in CECONY’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-1217) as Exhibit 10.2.5)

10.2.6	Consolidated Edison Company of New York, Inc. Supplemental Retirement Income Plan, as amended and restated as of January 1, 2009. (Designated in CECONY’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 1-1217) as Exhibit 10.2.6)

CON EDISON ANNUAL REPORT	145

10.2.7.1	Deferred Compensation Plan for the Benefit of Trustees of CECONY, as amended effective January 1, 2008. (Designated in CECONY’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-1217) as Exhibit 10.2.7)

10.2.7.2	Amendment #1, dated December 26, 2012, to the Deferred Compensation Plan for the Benefit of Trustees of CECONY.

10.2.8	Supplemental Medical Plan for the Benefit of CECONY’s officers. (Designated in CECONY’s Annual Report on Form 10-K for the year ended December 31, 1991 (File No. 1-1217) as Exhibit 10(aa))

10.2.9	The CECONY Severance Pay Plan for Management Employees, effective January 1, 2008. (Designated in CECONY’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-1217) as Exhibit 10.2.9)

10.2.10	The Consolidated Edison Company of New York, Inc. Deferred Income Plan, as amended and restated as of January 1, 2008. (Designated in CECONY’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-1217) as Exhibit 10.2.10)

10.2.11.1	The Consolidated Edison Company of New York, Inc. 2005 Executive Incentive Plan, effective as of January 1, 2005, as amended effective as of January 1, 2008. (Designated in CECONY’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-1217) as Exhibit 10.2.11)

10.2.11.2	Amendment, dated October 21, 2009, to The Consolidated Edison Company of New York, Inc. 2005 Executive Incentive Plan. (Designated in CECONY’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 (File No. 1-1217) as Exhibit 10.2.1)

10.2.11.3	Amendment Number 2, dated December 17, 2010, to The Consolidated Edison Company of New York, Inc. 2005 Executive Incentive Plan. (Designated in CECONY’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-1217) as Exhibit 10.2.11.3)

10.2.11.4	Amendment Number 3, dated December 21, 2011, to The Consolidated Edison Company of New York, Inc. 2005 Executive Incentive Plan. (Designated in CECONY’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 1-1217) as Exhibit 10.2.11.4)

10.2.11.5	Amendment Number 4 to the 2005 Executive Incentive Plan. (Designated in CECONY’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012 (File No. 1-1217) as Exhibit 10.2)

10.2.12.1	Trust Agreement, dated as of March 31, 1999, between CECONY and Mellon Bank, N.A., as Trustee. (Designated in CECONY’s Annual Report on Form 10-K, for the year ended December 31, 2005 (File No. 1-1217) as Exhibit 10.2.13.1)

10.2.12.2	Amendment Number 1 to the CECONY Rabbi Trust, executed October 24, 2003, between CECONY and Mellon Bank, N.A., as Trustee. (Designated in CECONY’s Annual Report on Form 10-K, for the year ended December 31, 2005 (File No. 1-1217) as Exhibit 10.2.13.2)

10.2.13	Employment Agreement, dated February 18, 1999, between CECONY and Frances Resheske. (Designated in CECONY’s Annual Report on Form 10-K, for the year ended December 31, 2006 (File No. 1-1217) as Exhibit 10.2.14)

12.2	Statement of computation of CECONY’s ratio of earnings to fixed charges for the years 2008 – 2012.

23.2	Consent of PricewaterhouseCoopers LLP.

31.2.1	Rule 13a-14(a)/15d-14(a) Certifications – Chief Executive Officer.

31.2.2	Rule 13a-14(a)/15d-14(a) Certifications – Chief Financial Officer.

32.2.1	Section 1350 Certifications – Chief Executive Officer.

32.2.2	Section 1350 Certifications – Chief Financial Officer.

146	CON EDISON ANNUAL REPORT

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Securities Exchange Act of 1934 by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Securities Exchange Act of 1934

No annual report to security holders covering CECONY’s last fiscal year has been sent to its security holders. No proxy statement, form of proxy or other proxy soliciting material has been sent to CECONY’s security holders during such period.

CON EDISON ANNUAL REPORT	147

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 21, 2013.

Consolidated Edison, Inc.

Consolidated Edison Company of New York, Inc.

By	/s/ Robert Hoglund
Robert Hoglund Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities indicated, on February 21, 2013.

Signature	Registrant	Title
/s/ Kevin Burke Kevin Burke	Con Edison	Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)
	CECONY	Chairman of the Board, Chief Executive Officer and Trustee (Principal Executive Officer)
/s/ Robert Hoglund Robert Hoglund	Con Edison	Senior Vice President and Chief Financial Officer (Principal Financial Officer)
	CECONY	Senior Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ Robert Muccilo Robert Muccilo	Con Edison	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)
	CECONY	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)
/s/ Vincent A. Calarco Vincent A. Calarco	Con Edison	Director
	CECONY	Trustee
/s/ George Campbell Jr. George Campbell Jr.	Con Edison	Director
	CECONY	Trustee
/s/ Gordon J. Davis Gordon J. Davis	Con Edison	Director
	CECONY	Trustee
/s/ Michael J. Del Giudice Michael J. Del Giudice	Con Edison	Director
	CECONY	Trustee
/s/ Ellen V. Futter Ellen V. Futter	Con Edison	Director
	CECONY	Trustee
/s/ John F. Hennessy III John F. Hennessy III	Con Edison	Director
	CECONY	Trustee
/s/ John F. Killian John F. Killian	Con Edison	Director
	CECONY	Trustee
/s/ Eugene R. McGrath Eugene R. McGrath	Con Edison	Director
	CECONY	Trustee
/s/ Sally H. Piñero Sally H. Piñero	Con Edison	Director
	CECONY	Trustee
/s/ Michael W. Ranger Michael W. Ranger	Con Edison	Director
	CECONY	Trustee
/s/ L. Frederick Sutherland L. Frederick Sutherland	Con Edison	Director
	CECONY	Trustee

148	CON EDISON ANNUAL REPORT