Form 10-Q
period 2013-03-31
CONSOLIDATED EDISON CO OF NEW YORK INC; CONSOLIDATED EDISON INC
filed 2013-05-02
CIK 23632, 1047862

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

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

As of April 26, 2013, Con Edison had outstanding 292,894,443 Common Shares ($.10 par value). All of the outstanding common equity of CECONY is held by Con Edison.

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

Glossary of Terms

The following is a glossary of frequently used abbreviations or acronyms that are used in the Companies’ SEC reports:

Con Edison Companies
Con Edison	Consolidated Edison, Inc.
CECONY	Consolidated Edison Company of New York, Inc.
Con Edison Development	Consolidated Edison Development, Inc.
Con Edison Energy	Consolidated Edison Energy, Inc.
Con Edison Solutions	Consolidated Edison Solutions, Inc.
O&R	Orange and Rockland Utilities, Inc.
Pike	Pike County Light & Power Company
RECO	Rockland Electric Company
The Companies	Con Edison and CECONY
The Utilities	CECONY and O&R
Regulatory Agencies, Government Agencies, and Quasi-governmental Not-for-Profits
EPA	U. S. Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
IRS	Internal Revenue Service
ISO-NE	ISO New England Inc.
NJBPU	New Jersey Board of Public Utilities
NJDEP	New Jersey Department of Environmental Protection
NYISO	New York Independent System Operator
NYPA	New York Power Authority
NYSAG	New York State Attorney General
NYSDEC	New York State Department of Environmental Conservation
NYSERDA	New York State Energy Research and Development Authority
NYSPSC	New York State Public Service Commission
NYSRC	New York State Reliability Council, LLC
PAPUC	Pennsylvania Public Utility Commission
PJM	PJM Interconnection LLC
SEC	U.S. Securities and Exchange Commission
Accounting
ABO	Accumulated Benefit Obligation
ASU	Accounting Standards Update
FASB	Financial Accounting Standards Board
LILO	Lease In/Lease Out
OCI	Other Comprehensive Income
SFAS	Statement of Financial Accounting Standards
VIE	Variable interest entity
Environmental
CO2	Carbon dioxide
GHG	Greenhouse gases
MGP Sites	Manufactured gas plant sites
PCBs	Polychlorinated biphenyls
PRP	Potentially responsible party
SO2	Sulfur dioxide
Superfund	Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 and similar state statutes

Units of Measure
AC	Alternating current
dths	Dekatherms
kV	Kilovolt
kWh	Kilowatt-hour
mdths	Thousand dekatherms
MMlbs	Million pounds
MVA	Megavolt ampere
MW	Megawatt or thousand kilowatts
MWH	Megawatt hour
Other
AFDC	Allowance for funds used during construction
COSO	Committee of Sponsoring Organizations of the Treadway Commission
EMF	Electric and magnetic fields
ERRP	East River Repowering Project
Fitch	Fitch Ratings
First Quarter Form 10-Q	The Companies’ combined Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013
Form 10-K	The Companies’ combined Annual Report on Form 10-K for the year ended December 31, 2012
LTIP	Long Term Incentive Plan
Moody’s	Moody’s Investors Service
S&P	Standard & Poor’s Financial Services LLC
VaR	Value-at-Risk

3

FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements intended to qualify for the safe-harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements of future expectation and not facts. Words such as “expects,” “estimates,” “anticipates,” “intends,” “believes,” “plans,” “will” and similar expressions identify forward-looking statements. Forward-looking statements are based on information available at the time the statements are made, and accordingly speak only as of that time. Actual results or developments might differ materially from those included in the forward-looking statements because of various risks, including:

•	the failure to operate energy facilities safely and reliably could adversely affect the Companies;

•	the failure to properly complete construction projects could adversely affect the Companies;

•	the failure of processes and systems and the performance of employees and contractors could adversely affect the Companies;

•	the Companies are extensively regulated and are subject to penalties;

•	the Utilities’ rate plans may not provide a reasonable return;

•	the Companies may be adversely affected by changes to the Utilities’ rate plans;

•	the Companies are exposed to risks from the environmental consequences of their operations;

•	a disruption in the wholesale energy markets or failure by an energy supplier could adversely affect the Companies;

•	the Companies have substantial unfunded pension and other postretirement benefit liabilities;

•	Con Edison’s ability to pay dividends or interest depends on dividends from its subsidiaries;

•	the Companies require access to capital markets to satisfy funding requirements;

•	the Internal Revenue Service has disallowed substantial tax deductions taken by the company;

•	a cyber attack could adversely affect the Companies; and

•	the Companies also face other risks that are beyond their control.

Consolidated Edison, Inc.

CONSOLIDATED INCOME STATEMENT (UNAUDITED)

	For the Three Months Ended March 31,
	2013	2012
	(Millions of Dollars/ Except Share Data)
OPERATING REVENUES
Electric	$1,958	$1,862
Gas	742	645
Steam	332	263
Non-utility	152	308
TOTAL OPERATING REVENUES	3,184	3,078
OPERATING EXPENSES
Purchased power	707	781
Fuel	147	108
Gas purchased for resale	250	196
Other operations and maintenance	830	749
Depreciation and amortization	251	233
Taxes, other than income taxes	473	450
TOTAL OPERATING EXPENSES	2,658	2,517
OPERATING INCOME	526	561
OTHER INCOME (DEDUCTIONS)
Investment and other income	4	7
Allowance for equity funds used during construction	1	—
Other deductions	(3)	(4)
TOTAL OTHER INCOME (DEDUCTIONS)	2	3
INCOME BEFORE INTEREST AND INCOME TAX EXPENSE	528	564
INTEREST EXPENSE
Interest on long-term debt	143	145
Other interest	136	5
NET INTEREST EXPENSE	279	150
INCOME BEFORE INCOME TAX EXPENSE	249	414
INCOME TAX EXPENSE	57	134
NET INCOME	192	280
Preferred stock dividend requirements of subsidiary	—	(3)
NET INCOME FOR COMMON STOCK	$192	$277
Net income for common stock per common share—basic	$0.66	$0.95
Net income for common stock per common share—diluted	$0.65	$0.94
DIVIDENDS DECLARED PER SHARE OF COMMON STOCK	$0.615	$0.605
AVERAGE NUMBER OF SHARES OUTSTANDING—BASIC (IN MILLIONS)	292.9	292.9
AVERAGE NUMBER OF SHARES OUTSTANDING—DILUTED (IN MILLIONS)	294.2	294.5

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended March 31,
	2013	2012
	(Millions of Dollars)
NET INCOME	$192	$280
OTHER COMPREHENSIVE INCOME, NET OF TAXES
Pension plan liability adjustments, net of $2 and $5 taxes in 2013 and 2012, respectively	3	7
TOTAL OTHER COMPREHENSIVE INCOME, NET OF TAXES	3	7
COMPREHENSIVE INCOME	195	287
Preferred stock dividend requirements of subsidiary	—	(3)
COMPREHENSIVE INCOME FOR COMMON STOCK	$195	$284

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc. CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31,
	2013	2012
	(Millions of Dollars)
OPERATING ACTIVITIES
Net Income	$ 192	$ 280
PRINCIPAL NON-CASH CHARGES/(CREDITS) TO INCOME
Depreciation and amortization	251	233
Deferred income taxes	(87)	68
Rate case amortization and accruals	10	31
Common equity component of allowance for funds used during construction	(1)	—
Net derivative (gains)/losses	(45)	31
Other non-cash items (net)	147	64
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable – customers, less allowance for uncollectibles	(135)	54
Special deposits	(438)	—
Materials and supplies, including fuel oil and gas in storage	60	31
Other receivables and other current assets	85	(2)
Prepayments	(263)	(286)
Accounts payable	(84)	(78)
Pensions and retiree benefits obligations	270	253
Pensions and retiree benefits contributions	(235)	(184)
Accrued taxes	(18)	41
Accrued interest	174	52
Deferred charges, noncurrent assets and other regulatory assets	37	(255)
Deferred credits and other regulatory liabilities	(5)	117
Other assets	10	—
Other liabilities	(9)	(48)
NET CASH FLOWS (USED IN)/FROM OPERATING ACTIVITIES	(84)	402
INVESTING ACTIVITIES
Utility construction expenditures	(538)	(471)
Cost of removal less salvage	(47)	(43)
Non-utility construction expenditures	(91)	(9)
Proceeds from grants related to renewable energy investments	13	6
Net investment in Pilesgrove solar project and other	—	27
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(663)	(490)
FINANCING ACTIVITIES
Net proceeds of short-term debt	482	—
Issuance of long-term debt	700	400
Retirement of long-term debt	(509)	(1)
Issuance of common shares for stock plans, net of repurchases	(1)	(8)
Debt issuance costs	(7)	(4)
Common stock dividends	(180)	(175)
Preferred stock dividends	—	(3)
NET CASH FLOWS FROM FINANCING ACTIVITIES	485	209
CASH AND TEMPORARY CASH INVESTMENTS:
NET CHANGE FOR THE PERIOD	(262)	121
BALANCE AT BEGINNING OF PERIOD	394	648
BALANCE AT END OF PERIOD	$ 132	$ 769
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$ 90	$ 89
Income taxes	$ 24	—

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.

CONSOLIDATED BALANCE SHEET (UNAUDITED)

	March 31, 2013	December 31, 2012
	(Millions of Dollars)
ASSETS
CURRENT ASSETS
Cash and temporary cash investments	$ 132	$ 394
Special deposits	508	70
Accounts receivable – customers, less allowance for uncollectible accounts of $94 in 2013 and 2012	1,357	1,222
Accrued unbilled revenue	399	516
Other receivables, less allowance for uncollectible accounts of $10 in 2013 and 2012	213	228
Fuel oil, gas in storage, materials and supplies, at average cost	270	330
Prepayments	422	159
Deferred tax assets – current	440	296
Regulatory assets	32	74
Other current assets	161	162
TOTAL CURRENT ASSETS	3,934	3,451
INVESTMENTS	351	467
UTILITY PLANT, AT ORIGINAL COST
Electric	22,547	22,376
Gas	5,197	5,120
Steam	2,068	2,049
General	2,291	2,302
TOTAL	32,103	31,847
Less: Accumulated depreciation	6,716	6,573
Net	25,387	25,274
Construction work in progress	1,209	1,027
NET UTILITY PLANT	26,596	26,301
NON-UTILITY PLANT
Non-utility property, less accumulated depreciation of $73 and $68 in 2013 and 2012, respectively	527	555
Construction work in progress	160	83
NET PLANT	27,283	26,939
OTHER NONCURRENT ASSETS
Goodwill	429	429
Intangible assets, less accumulated amortization of $4 in 2013 and 2012	2	2
Regulatory assets	9,484	9,705
Other deferred charges and noncurrent assets	253	216
TOTAL OTHER NONCURRENT ASSETS	10,168	10,352
TOTAL ASSETS	$41,736	$41,209

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.

CONSOLIDATED BALANCE SHEET (UNAUDITED)

	March 31, 2013	December 31, 2012
	(Millions of Dollars)
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Long-term debt due within one year	$ 405	$ 706
Notes payable	1,021	539
Accounts payable	1,065	1,215
Customer deposits	307	304
Accrued taxes	144	162
Accrued interest	327	153
Accrued wages	93	94
Fair value of derivative liabilities	15	47
Regulatory liabilities	132	183
Uncertain income tax liabilities	251	44
Other current liabilities	483	498
TOTAL CURRENT LIABILITIES	4,243	3,945
NONCURRENT LIABILITIES
Obligations under capital leases	2	2
Provision for injuries and damages	152	149
Pensions and retiree benefits	4,438	4,678
Superfund and other environmental costs	536	545
Asset retirement obligations	160	159
Fair value of derivative liabilities	26	31
Other noncurrent liabilities	125	125
TOTAL NONCURRENT LIABILITIES	5,439	5,689
DEFERRED CREDITS AND REGULATORY LIABILITIES
Deferred income taxes and investment tax credits	8,316	8,372
Regulatory liabilities	1,234	1,202
Other deferred credits	61	70
TOTAL DEFERRED CREDITS AND REGULATORY LIABILITIES	9,611	9,644
LONG-TERM DEBT	10,554	10,062
COMMON SHAREHOLDERS’ EQUITY (See Statement of Common Shareholders’ Equity)	11,889	11,869
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$41,736	$41,209

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.

CONSOLIDATED STATEMENT OF COMMON SHAREHOLDERS’ EQUITY (UNAUDITED)

(Millions of Dollars/Except Share Data)	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Capital Stock Expense	Accumulated Other Comprehensive Income/(Loss)
	Shares	Amount			Shares	Amount			Total
BALANCE AS OF DECEMBER 31, 2011	292,888,521	$32	$4,991	$7,568	23,194,075	$(1,033)	$(64)	$(58)	$11,436
Net income for common stock				277					277
Common stock dividends				(177)					(177)
Issuance of common shares for stock plans, net of repurchases	(7,225)				7,225	(2)			(2)
Preferred stock redemption							4		4
Other comprehensive income								7	7
BALANCE AS OF MARCH 31, 2012	292,881,296	$32	$4,991	$7,668	23,201,300	$(1,035)	$(60)	$(51)	$11,545
BALANCE AS OF DECEMBER 31, 2012	292,871,896	$32	$4,991	$7,997	23,210,700	$(1,037)	$(61)	$(53)	$11,869
Net income for common stock				192					192
Common stock dividends				(180)					(180)
Issuance of common shares for stock plans, net of repurchases	95,468		(2)		(95,468)	7			5
Other comprehensive income								3	3
BALANCE AS OF MARCH 31, 2013	292,967,364	$32	$4,989	$8,009	23,115,232	$(1,030)	$(61)	$(50)	$11,889

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

CONSOLIDATED INCOME STATEMENT (UNAUDITED)

	For the Three Months Ended March 31,
	2013	2012
	(Millions of Dollars)
OPERATING REVENUES
Electric	$1,814	$1,735
Gas	660	563
Steam	332	263
TOTAL OPERATING REVENUES	2,806	2,561
OPERATING EXPENSES
Purchased power	455	447
Fuel	147	108
Gas purchased for resale	219	169
Other operations and maintenance	741	645
Depreciation and amortization	233	218
Taxes, other than income taxes	451	430
TOTAL OPERATING EXPENSES	2,246	2,017
OPERATING INCOME	560	544
OTHER INCOME (DEDUCTIONS)
Investment and other income	3	5
Other deductions	(2)	(3)
TOTAL OTHER INCOME (DEDUCTIONS)	1	2
INCOME BEFORE INTEREST AND INCOME TAX EXPENSE	561	546
INTEREST EXPENSE
Interest on long-term debt	127	131
Other interest	5	5
NET INTEREST EXPENSE	132	136
INCOME FROM CONTINUING OPERATIONS BEFORE TAXES	429	410
INCOME TAX EXPENSE	152	134
NET INCOME	277	276
Preferred stock dividend requirements	—	(3)
NET INCOME FOR COMMON STOCK	$277	$273

The accompanying notes are an integral part of these financial statements.

12

Consolidated Edison Company of New York, Inc.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Month Ended March 31,
	2013	2012
	(Millions of Dollars)
NET INCOME	$277	$276
OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAXES
Pension plan liability adjustments, net of $- taxes in 2013 and 2012	—	—
TOTAL OTHER COMPREHENSIVE INCOME, NET OF TAXES	—	—
COMPREHENSIVE INCOME	$277	$276

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc. CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31,
	2013	2012
	(Millions of Dollars)
OPERATING ACTIVITIES
Net income	$277	$276
PRINCIPAL NON-CASH CHARGES/(CREDITS) TO INCOME
Depreciation and amortization	233	218
Deferred income taxes	241	66
Rate case amortization and accruals	10	31
Other non-cash items (net)	(10)	15
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable—customers, less allowance for uncollectibles	(102)	43
Materials and supplies, including fuel oil and gas in storage	49	22
Other receivables and other current assets	(15)	16
Prepayments	(310)	(287)
Accounts payable	(58)	(48)
Pensions and retiree benefits obligations	250	209
Pensions and retiree benefits contributions	(235)	(184)
Superfund and environmental remediation costs (net)	—	(1)
Accrued taxes	(79)	57
Accrued interest	46	42
Deferred charges, noncurrent assets and other regulatory assets	28	(179)
Deferred credits and other regulatory liabilities	(14)	108
Other liabilities	39	(36)
NET CASH FLOWS FROM OPERATING ACTIVITIES	350	368
INVESTING ACTIVITIES
Utility construction expenditures	(515)	(446)
Cost of removal less salvage	(47)	(41)
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(562)	(487)
FINANCING ACTIVITIES
Net payments of short-term debt	(108)	—
Issuance of long-term debt	700	400
Retirement of long-term debt	(505)	—
Debt issuance costs	(7)	(4)
Dividend to parent	(182)	(171)
Preferred stock dividends	—	(3)
NET CASH FLOWS (USED IN)/FROM FINANCING ACTIVITIES	(102)	222
CASH AND TEMPORARY CASH INVESTMENTS:
NET CHANGE FOR THE PERIOD	(314)	103
BALANCE AT BEGINNING OF PERIOD	353	372
BALANCE AT END OF PERIOD	$39	$475
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid/(refunded) during the period for:
Interest	$84	$83
Income taxes	$45	$(20)

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.

CONSOLIDATED BALANCE SHEET (UNAUDITED)

	March 31, 2013	December 31, 2012
	(Millions of Dollars)
ASSETS
CURRENT ASSETS
Cash and temporary cash investments	$ 39	$ 353
Special deposits	57	65
Accounts receivable – customers, less allowance for uncollectible accounts of $87 in 2013 and 2012	1,210	1,108
Other receivables, less allowance for uncollectible accounts of $8 and $9 in 2013 and 2012, respectively	86	106
Accrued unbilled revenue	304	406
Accounts receivable from affiliated companies	143	61
Fuel oil, gas in storage, materials and supplies, at average cost	236	285
Prepayments	391	81
Regulatory assets	28	60
Deferred tax assets – current	176	193
Other current assets	35	69
TOTAL CURRENT ASSETS	2,705	2,787
INVESTMENTS	215	207
UTILITY PLANT AT ORIGINAL COST
Electric	21,240	21,079
Gas	4,619	4,547
Steam	2,068	2,049
General	2,115	2,126
TOTAL	30,042	29,801
Less: Accumulated depreciation	6,142	6,009
Net	23,900	23,792
Construction work in progress	1,127	947
NET UTILITY PLANT	25,027	24,739
NON-UTILITY PROPERTY
Non-utility property, less accumulated depreciation of $25 in 2013 and 2012	5	6
NET PLANT	25,032	24,745
OTHER NONCURRENT ASSETS
Regulatory assets	8,774	8,972
Other deferred charges and noncurrent assets	188	174
TOTAL OTHER NONCURRENT ASSETS	8,962	9,146
TOTAL ASSETS	$36,914	$36,885

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc. CONSOLIDATED BALANCE SHEET (UNAUDITED)

	March 31, 2013	December 31, 2012
	(Millions of Dollars)
LIABILITIES AND SHAREHOLDER’S EQUITY
CURRENT LIABILITIES
Long-term debt due within one year	$400	$700
Notes payable	313	421
Accounts payable	890	989
Accounts payable to affiliated companies	16	22
Customer deposits	295	292
Accrued taxes	21	37
Accrued taxes to affiliated companies	152	215
Accrued interest	179	133
Accrued wages	84	84
Fair value of derivative liabilities	9	28
Uncertain income tax liabilities	7	36
Regulatory liabilities	98	145
Other current liabilities	421	410
TOTAL CURRENT LIABILITIES	2,885	3,512
NONCURRENT LIABILITIES
Obligations under capital leases	2	2
Provision for injuries and damages	145	141
Pensions and retiree benefits	3,985	4,220
Superfund and other environmental costs	425	433
Asset retirement obligations	160	158
Fair value of derivative liabilities	8	11
Other noncurrent liabilities	116	115
TOTAL NONCURRENT LIABILITIES	4,841	5,080
DEFERRED CREDITS AND REGULATORY LIABILITIES
Deferred income taxes and investment tax credits	7,734	7,452
Regulatory liabilities	1,110	1,077
Other deferred credits	57	67
TOTAL DEFERRED CREDITS AND REGULATORY LIABILITIES	8,901	8,596
LONG-TERM DEBT	9,640	9,145
COMMON SHAREHOLDER’S EQUITY (See Statement of Common Shareholder’s Equity)	10,647	10,552
TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$36,914	$36,885

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc. CONSOLIDATED STATEMENT OF COMMON SHAREHOLDER’S EQUITY (UNAUDITED)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Repurchased Con Edison Stock	Capital Stock Expense	Accumulated Other Comprehensive Income/(Loss)	Total
(Millions of Dollars/Except Share Data)	Shares	Amount
BALANCE AS OF DECEMBER 31, 2011	235,488,094	$589	$4,234	$6,429	$(962)	$(64)	$ (8)	$10,218
Net income				276				276
Common stock dividend to parent				(171)				(171)
Cumulative preferred dividends				(3)				(3)
Preferred stock redemption						4		4
Other comprehensive income							—	—
BALANCE AS OF MARCH 31, 2012	235,488,094	$589	$4,234	$6,531	$(962)	$(60)	$ (8)	$10,324
BALANCE AS OF DECEMBER 31, 2012	235,488,094	$589	$4,234	$6,761	$(962)	$(61)	$ (9)	$10,552
Net income				277				277
Common stock dividend to parent				(182)				(182)
Other comprehensive income							—	—
BALANCE AS OF MARCH 31, 2013	235,488,094	$589	$4,234	$6,856	$(962)	$(61)	$ (9)	$10,647

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

The separate interim consolidated financial statements of each of the Companies are unaudited but, in the opinion of their respective managements, reflect all adjustments (which include only normally recurring adjustments) necessary for a fair presentation of the results for the interim periods presented. The Companies’ separate interim consolidated financial statements should be read together with their separate audited financial statements (including the combined notes thereto) included in Item 8 of their combined Annual Report on Form 10-K for the year ended December 31, 2012. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

Note A — Summary of Significant Accounting Policies

Earnings Per Common Share

For the three months ended March 31, 2013 and 2012, basic and diluted earnings per share (EPS) for Con Edison are calculated as follows:

(Millions of Dollars, except per share amounts/Shares in Millions)	2013	2012
Net income for common stock	$ 192	$ 277
Weighted average common shares outstanding – basic	292.9	292.9
Add: Incremental shares attributable to effect of potentially dilutive securities	1.3	1.6
Adjusted weighted average common shares outstanding – diluted	294.2	294.5
Net Income for common stock per common share – basic	$0.66	$0.95
Net Income for common stock per common share – diluted	$0.65	$0.94

Changes in Accumulated Other Comprehensive Income by Component

For the three months ended March 31, 2013, changes to accumulated other comprehensive income (OCI) for Con Edison and CECONY are as follows:

(Millions of Dollars)	Con Edison	CECONY
Accumulated OCI at December 31, 2012	$(53)	$ (9)
OCI before reclassifications	1	—
Amounts reclassified from accumulated OCI related to pension plan liabilities, net of tax of $1 and $- for Con Edison and CECONY, respectively (a)(b)	2	—
Net OCI at March 31, 2013	$ 3	$ —
Accumulated OCI, net of taxes, at March 31, 2013 (b)	$(50)	$ (9)

(a)	For the portion of unrecognized pension and other postretirement benefit costs relating to the regulated Utilities, costs are recorded into, and amortized out of, regulatory assets instead of OCI. The net actuarial losses and prior service costs recognized during the period are included in the computation of net periodic pension and other postretirement benefit cost. See Notes E and F.
(b)	Tax reclassified from accumulated OCI is reported in the income tax expense line item of the income statement.

Note B — Regulatory Matters

Other Regulatory Matters

In February 2009, the New York State Public Service Commission (NYSPSC) commenced a proceeding to examine the prudence of certain CECONY expenditures following the arrests of employees for accepting illegal payments from a construction contractor. Subsequently, additional employees were arrested for accepting illegal payments from materials suppliers and an engineering firm. The arrested employees were terminated by the company and have pled guilty or been convicted. Pursuant to NYSPSC orders, a portion of the company’s revenues (currently, $249 million, $32 million and $6 million on an annual basis for electric, gas and steam service, respectively) is being collected subject to potential refund to customers. The amount of electric revenues collected subject to refund, which was established in a different proceeding, and the amount of gas and steam revenues collected subject to refund were not established as indicative of the company’s potential liability in this proceeding. At March 31, 2013, the company had collected an estimated $1,174 million from customers subject to potential refund in connection with this proceeding. In January 2013, a NYSPSC consultant reported its estimate, with which the company does not agree, of $208 million of overcharges with respect to a substantial portion of the company’s construction expenditures from January 2000 to January 2009. The company is disputing the consultant’s estimate, including its determinations as to overcharges regarding specific construction expenditures it selected to review and its methodology of extrapolating such determinations over a substantial portion of the construction expenditures during this period. The NYSPSC’s consultant has not reviewed the company’s other expenditures. The company and NYSPSC staff anticipate exploring settlement negotiations in this proceeding, the schedule for which may be coordinated with the schedule for consideration of the company’s January 2013 request for new electric, gas and steam rate plans. At March 31, 2013, the company had a $15 million regulatory liability for refund to customers of amounts recovered from vendors, arrested employees and insurers relating to this matter. The company is unable to estimate the amount, if any, by which any refund required by the NYSPSC may exceed this regulatory liability.

In late October 2012, Superstorm Sandy caused extensive damage to the Utilities’ electric distribution system and interrupted service to approximately 1.4 million customers. Superstorm Sandy also damaged CECONY’s steam system and interrupted service to many of its steam customers. As of March 31, 2013, CECONY and O&R incurred response and restoration costs for Superstorm Sandy of $431 million and $90 million, respectively (including capital expenditures of $113 million and $15 million, respectively). Most of the costs that were not capitalized were deferred for recovery as a regulatory asset under the Utilities’ electric rate plans. See “Regulatory Assets and Liabilities” below. The Utilities’ New York electric rate plans include provisions for revenue decoupling, as a result of which delivery revenues generally are not affected by changes in delivery volumes from levels assumed when rates were approved. The provisions of the Utilities’ New York electric plans that impose penalties for operating performance provide for exceptions for major storms and catastrophic events beyond the control of the companies, including natural disasters such as hurricanes and floods. The NYSPSC, the New York State Attorney General and a commission appointed by the Governor of New York are investigating the preparation and performance of the Utilities in connection with Superstorm Sandy and other major storms.

In March 2013, the New Jersey Board of Public Utilities established a proceeding to review the prudency of costs incurred by New Jersey utilities, including Rockland Electric Company (RECO, an O&R subsidiary), in response to major storm events in 2011 and 2012. At March 31, 2013, RECO had $27 million of storm costs deferred for recovery as a regulatory asset and had incurred $6 million of capital expenditures related to the storms.

Regulatory Assets and Liabilities

Regulatory assets and liabilities at March 31, 2013 and December 31, 2012 were comprised of the following items:

	Con Edison		CECONY
(Millions of Dollars)	2013	2012	2013	2012
Regulatory assets
Unrecognized pension and other postretirement costs	$5,443	$5,677	$5,191	$5,407
Future income tax	1,952	1,922	1,851	1,831
Environmental remediation costs	721	730	607	615
Deferred storm costs	443	432	330	309
Revenue taxes	179	176	172	170
Pension and other postretirement benefits deferrals	161	183	131	154
Surcharge for New York State assessment	117	73	111	68
Net electric deferrals	97	102	97	102
Unamortized loss on reacquired debt	71	74	68	70
O&R transition bond charges	37	39	—	—
Deferred derivative losses – long-term	32	40	14	20
Preferred stock redemption	29	29	29	29
Workers’ compensation	20	19	20	19
Property tax reconciliation	16	16	—	—
Recoverable energy costs – long-term	—	23	—	23
Other	166	170	153	155
Regulatory assets – long-term	9,484	9,705	8,774	8,972
Deferred derivative losses – current	31	69	28	60
Recoverable energy costs – current	1	5	—	—
Regulatory assets – current	32	74	28	60
Total Regulatory Assets	$9,516	$9,779	$8,802	$9,032
Regulatory liabilities
Allowance for cost of removal less salvage	$ 508	$ 503	$ 424	$ 420
Property tax reconciliation	237	187	237	187
Long-term interest rate reconciliation	77	62	77	62
Net unbilled revenue deferrals	64	136	64	136
World Trade Center settlement proceeds	62	62	62	62
Carrying charges on T&D net plant – electric and steam	25	31	10	13
Expenditure prudence proceeding	15	14	15	14
Gas line losses	14	14	14	14
Energy efficiency programs	6	5	6	6
Other	226	188	201	163
Regulatory liabilities – long-term	1,234	1,202	1,110	1,077
Refundable energy costs – current	100	82	70	48
Revenue decoupling mechanism	23	72	20	68
Deferred derivative gains – current	9	—	8	—
Electric surcharge offset	—	29	—	29
Regulatory liabilities – current	132	183	98	145
Total Regulatory Liabilities	$1,366	$1,385	$1,208	$1,222

“Deferred storm costs” represent response and restoration costs, other than capital expenditures, in connection with Superstorm Sandy and other major storms that were deferred by the Utilities. See “Other Regulatory Matters,” above.

Note C — Capitalization

In February 2013, CECONY issued $700 million aggregate principal amount of 3.95 percent 30-year debentures and redeemed at maturity $500 million of 4.875 percent 10-year debentures. In April 2013, a Con Edison Development subsidiary issued $219 million aggregate principal amount of 4.78 percent senior notes secured by the company’s California solar projects. The notes have a weighted average life of 15 years and final maturity of 2037.

The carrying amounts and fair values of long-term debt are:

(Millions of Dollars)	March 31, 2013		December 31, 2012
Long-Term Debt (including current portion)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Con Edison	$10,959	$12,963	$10,768	$12,935
CECONY	$10,040	$11,792	$ 9,845	$11,751

Fair values of long-term debt have been estimated primarily using available market information. For Con Edison, $12,327 million and $636 million of the fair value of long-term debt at March 31, 2013 are classified as Level 2 and Level 3, respectively. For CECONY, $11,156 million and $636 million of the fair value of long-term debt at March 31, 2013 are classified as Level 2 and Level 3, respectively (see Note L). The $636 million of long-term debt classified as Level 3 is CECONY’s tax-exempt, auction-rate securities for which the market is highly illiquid and there is a lack of observable inputs.

Note D — Short-Term Borrowing

At March 31, 2013, Con Edison had $1,021 million of commercial paper outstanding of which $313 million was outstanding under CECONY’s program. The weighted average interest rate was 0.3 percent for both Con Edison and CECONY. At December 31, 2012, Con Edison had $539 million of commercial paper outstanding of which $421 million was outstanding under CECONY’s program. The weighted average interest rate was 0.3 percent for both Con Edison and CECONY. At March 31, 2013 and December 31, 2012, no loans were outstanding under the Companies’ credit agreement and $186 million (including $171 million for CECONY) and $131 million (including $121 million for CECONY) of letters of credit were outstanding, respectively, under the credit agreement.

Note E — Pension Benefits

Net Periodic Benefit Cost

The components of the Companies’ net periodic benefit costs for the three months ended March 31, 2013 and 2012 were as follows:

	Con Edison		CECONY
(Millions of Dollars)	2013	2012	2013	2012
Service cost – including administrative expenses	$ 67	$ 59	$ 62	$ 55
Interest cost on projected benefit obligation	134	137	126	128
Expected return on plan assets	(187)	(176)	(178)	(168)
Recognition of net actuarial loss	208	177	197	168
Recognition of prior service costs	1	2	1	2
NET PERIODIC BENEFIT COST	$ 223	$ 199	$ 208	$ 185
Cost capitalized	(82)	(64)	(79)	(63)
Reconciliation to rate level	11	(37)	13	(38)
Cost charged to operating expenses	$ 152	$ 98	$ 142	$ 84

Expected Contributions

Based on estimates as of March 31, 2013, the Companies expect to make contributions to the pension plan during 2013 of $867 million (of which $810 million is to be contributed by CECONY). The Companies’ policy is to fund their accounting cost to the extent tax deductible. During the first quarter of 2013, CECONY contributed $235 million to the pension plan. The Companies expect to fund $11 million for the non-qualified supplemental plans in 2013.

Note F — Other Postretirement Benefits

Net Periodic Benefit Cost

The components of the Companies’ net periodic postretirement benefit costs for the three months ended March 31, 2013 and 2012 were as follows:

	Con Edison		CECONY
(Millions of Dollars)	2013	2012	2013	2012
Service cost	$ 6	$ 7	$ 5	$ 5
Interest cost on accumulated other postretirement benefit obligation	14	18	12	16
Expected return on plan assets	(19)	(21)	(17)	(18)
Recognition of net actuarial loss	16	25	14	22
Recognition of prior service cost	(7)	(5)	(6)	(4)
NET PERIODIC POSTRETIREMENT BENEFIT COST	$ 10	$ 24	$ 8	$ 21
Cost capitalized	(3)	(8)	(2)	(7)
Reconciliation to rate level	12	7	11	4
Cost charged to operating expenses	$ 19	$ 23	$ 17	$ 18

Expected Contributions

Based on estimates as of March 31, 2013, Con Edison expects to make a contribution of $9 million, nearly all of which is for CECONY, to the other postretirement benefit plans in 2013.

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

The accrued liabilities and regulatory assets related to Superfund Sites at March 31, 2013 and December 31, 2012 were as follows:

	Con Edison		CECONY
(Millions of Dollars)	2013	2012	2013	2012
Accrued Liabilities:
Manufactured gas plant sites	$457	$462	$348	$351
Other Superfund Sites	79	83	77	82
Total	$536	$545	$425	$433
Regulatory assets	$721	$730	$607	$615

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

Environmental remediation costs incurred and insurance recoveries received related to Superfund Sites for the three months ended March 31, 2013 and 2012 were as follows:

	Con Edison		CECONY
(Millions of Dollars)	2013	2012	2013	2012
Remediation costs incurred	$10	$7	$7	$7
Insurance recoveries received	—	—	—	—

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

Asbestos Proceedings

Suits have been brought in New York State and federal courts against the Utilities and many other defendants, wherein a large number of plaintiffs sought large amounts of compensatory and punitive damages for deaths and injuries allegedly caused by exposure to asbestos at various premises of the Utilities. The suits that have been resolved, which are many, have been resolved without any payment by the Utilities, or for amounts that were not, in the aggregate, material to them. The amounts specified in all the remaining thousands of suits total billions of dollars; however, the Utilities believe that these amounts are greatly exaggerated, based on the disposition of previous claims. In 2010, CECONY estimated that its aggregate undiscounted potential liability for these suits and additional suits that may be brought over the next 15 years is $10 million. The estimate was based upon a combination of modeling, historical data analysis and risk factor assessment. Actual experience may be materially different. In addition, certain current and former employees have claimed or are claiming workers’ compensation benefits based on alleged disability from exposure to asbestos. Under its current rate agreements, CECONY is permitted to defer as regulatory assets (for subsequent recovery through rates) costs incurred for its asbestos lawsuits and workers’ compensation claims. The accrued liability for asbestos suits and workers’ compensation proceedings (including those related to asbestos exposure) and the amounts deferred as regulatory assets for the Companies at March 31, 2013 and December 31, 2012 were as follows:

	Con Edison		CECONY
(Millions of Dollars)	2013	2012	2013	2012
Accrued liability – asbestos suits	$10	$10	$10	$10
Regulatory assets – asbestos suits	$10	$10	$10	$10
Accrued liability – workers’ compensation	$95	$94	$90	$89
Regulatory assets – workers’ compensation	$20	$19	$20	$19

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

Lease In/Lease Out Transactions

In each of 1997 and 1999, Con Edison Development entered into transactions in which it leased property and then immediately subleased the properties back to the lessor (termed “Lease In/Lease Out,” or LILO transactions). The transactions respectively involve electric generating and gas distribution facilities in the Netherlands, with a total investment of $259 million. The transactions were financed with $93 million of equity and $166 million of non-recourse, long-term debt secured by the underlying assets. In accordance with the accounting rules for leases, Con Edison is accounting for the two LILO transactions as leveraged leases. Accordingly, the company’s investment in these leases, net of non-recourse debt, is carried as a single amount in Con Edison’s consolidated balance sheet and income is recognized pursuant to a method that incorporates a level rate of return for those years when net investment in the lease is positive.

On audit of Con Edison’s tax return for 1997, the Internal Revenue Service (IRS) disallowed tax losses in connection with the 1997 LILO transaction and assessed the company a $0.3 million income tax deficiency. On audits of Con Edison’s 1998 through 2011 tax returns, the IRS disallowed $574 million of tax losses taken with respect to both LILO transactions. In December 2005, Con Edison paid the $0.3 million deficiency asserted by the IRS for the tax year 1997 with respect to the 1997 LILO transaction. In April 2006, the company paid interest of $0.2 million associated with the deficiency and commenced an action in the United States Court of Federal Claims, entitled Consolidated Edison Company of New York, Inc. v. United States, to obtain a refund of tax and interest. A trial was completed in November 2007. In October 2009, the court issued a decision in favor of the company concluding that the 1997 LILO transaction was, in substance, a true lease that possessed economic substance, the loans relating to the lease constituted bona fide indebtedness, and the deductions for the 1997 LILO transactions claimed by the company in its 1997 federal income tax return are allowable. In January 2013, the United States Court of Appeals for the Federal Circuit reversed the October 2009 trial court decision and disallowed the tax losses claimed by the company relating to the 1997 LILO transaction. In March 2013, the Court of Appeals denied the company’s request to grant rehearing en banc of the January 2013 decision. To appeal the January 2013 decision, the company would need to file a petition for a writ of certiorari with the Supreme Court of the United States by June 25, 2013.

As a result of the January 2013 Court of Appeals decision, in the three months ended March 31, 2013, Con Edison recorded an after-tax charge of $150 million to reflect, as required by the accounting rules for leveraged lease transactions, the recalculation of the accounting effect of the LILO transactions based on the revised after-tax cash flows projected from the inception of the leveraged leases as well as the interest on the potential tax liability resulting from the disallowance of federal and state income tax losses with respect to the LILO transactions (see “Uncertain Tax Positions” in Note I). The effect on Con Edison’s consolidated income statement for the three months ended March 31, 2013 is as follows:

(Millions of Dollars)	2013
Reduction to non-utility operating revenues	$121
Increase to other interest expense	131
Income tax expense	(102)
Total reduction in net income	$150

The transactions did not impact earnings in 2012.

At March 31, 2013, the company’s net investment in these LILO transactions was $97 million, comprised of a $104 million gross investment less $7 million of deferred tax liabilities. At December 31, 2012, the company’s net investment in the LILO transactions was $(76) million, comprised of a $228 million gross investment less $304 million of deferred tax liabilities.

In January 2013, to defray interest charges, the company deposited $447 million with federal and state tax agencies relating primarily to the potential tax liability from these LILO transactions in past tax years and interest thereon. In April 2013, the company requested the IRS to return $95 million of the deposit. The company estimates that if it were to negotiate the termination of the transactions, it could receive cash proceeds of approximately $205 million (pre-tax), which amount could be higher or lower depending on the negotiations.

Other Contingencies

See “Other Regulatory Matters” in Note B and “Uncertain Tax Positions” in Note I.

Guarantees

Con Edison and its subsidiaries enter into various agreements providing financial or performance assurance primarily to third parties on behalf of their subsidiaries. Maximum amounts guaranteed by Con Edison totaled $878 million and $859 million at March 31, 2013 and December 31, 2012, respectively.

A summary, by type and term, of Con Edison’s total guarantees at March 31, 2013 is as follows:

Guarantee Type	0 – 3 years	4 – 10 years	> 10 years	Total
	(Millions of Dollars)
Energy transactions	$763	$31	$32	$826
Intra-company guarantees	16	—	—	16
Other guarantees	36	—	—	36
Total	$815	$31	$32	$878

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

Intra-company Guarantees — Con Edison guarantees electricity sales made by Con Edison Energy and Con Edison Solutions to O&R and CECONY.

Other Guarantees — Con Edison and Con Edison Development also guarantee the following:

•

$2 million relates to guarantees issued by Con Edison to CECONY covering a former Con Edison subsidiary’s lease payment to use CECONY’s conduit system in accordance with a tariff approved by the NYSPSC and a guarantee issued by Con Edison to a landlord to guarantee the former subsidiary’s obligations under a building lease. The former subsidiary is obligated to reimburse Con Edison for any payments made under these guarantees. This obligation is fully secured by letters of credit;

•	$25 million for guarantees provided by Con Edison to Travelers Insurance Company for indemnity agreements for surety bonds in connection with energy service projects performed by Con Edison Solutions;

•

$9 million for guarantees provided by Con Edison Development to Travelers Insurance Company for indemnity agreements for surety bonds in connection with the construction and operation of solar facilities performed by its subsidiaries; and

•

Con Edison, on behalf of Con Edison Solutions, as a retail electric provider, issued a guarantee to the Public Utility Commission of Texas with no specified limitation on the amount guaranteed, covering the payment of all obligations of a retail electric provider. Con Edison’s estimate of the maximum potential obligation is $5 million as of March 31, 2013.

Note I — Income Tax

In the first quarter of 2013, the IRS accepted on audit Con Edison’s claim for manufacturing tax deductions. Accordingly, this quarter, Con Edison’s effective tax rate was favorably impacted by $15 million. In addition, as a result of interest expense on the LILO disallowances and reduction to non-utility operating revenues (see “Lease In/Lease Out Transactions” in Note H), income before income tax expense for the first quarter of 2013 is significantly lower than the first quarter of 2012. Other recurring tax rate reconciling items in the first quarter of 2013 and 2012 are comparable; however, as a result of lower income before income tax expense in 2013, Con Edison’s effective tax rate was significantly lower than 2012.

Uncertain Tax Positions

During the first quarter of 2013, the IRS accepted Con Edison’s deductions for repair costs to utility plant (the “repair allowance deductions”). As a result of this settlement, Con Edison and CECONY reduced their estimated liabilities for prior year uncertain tax positions by $72 million and $66 million, respectively, with a corresponding increase to accumulated deferred income tax liabilities. In addition, as a result of the January 2013 Court of Appeals decision (see “Lease In/Lease Out Transactions” in Note H), Con Edison increased its estimated prior year liabilities for federal and state uncertain tax positions by $238 million in the first quarter of 2013, with a corresponding reduction to accumulated deferred income tax liabilities. These changes to the Companies’ estimated liabilities for uncertain tax positions had no impact on income tax expense in the first quarter of 2013. There were no material changes to the Companies’ estimated liabilities for uncertain tax positions during the first quarter of 2012. At March 31, 2013, the estimated liabilities for uncertain tax positions for Con Edison and CECONY were $251 million and $7 million, respectively.

The Companies recognize interest on liabilities for uncertain tax positions in interest expense and would recognize penalties, if any, in operating expenses in the Companies’ consolidated income statements. In the first quarter of 2013, Con Edison recognized $126 million of interest expense ($131 million related to the LILO transactions, less a reduction of $5 million in accrued interest expense primarily associated with repair allowance deductions). Con Edison’s accrued interest on uncertain tax positions at March 31, 2013 was $137 million, compared with $11 million at December 31, 2012. Accrued interest on CECONY’s consolidated balance sheet was immaterial.

The Companies reasonably expect to resolve their uncertain tax positions with the IRS within the next twelve months, and accordingly have reflected their estimated liability for uncertain tax positions as current liabilities on their respective consolidated balance sheets. At March 31, 2013, the total amount of unrecognized tax benefits that, if recognized, would affect the Companies’ effective tax rate is $6 million for Con Edison and no impact to CECONY.

Note J — Financial Information by Business Segment

The financial data for the business segments are as follows:

	For the Three Months Ended March 31,
	Operating revenues		Inter-segment revenues		Depreciation and amortization		Operating income
(Millions of Dollars)	2013	2012	2013	2012	2013	2012	2013	2012
CECONY
Electric	$1,814	$1,735	$ 4	$ 3	$185	$173	$189	$224
Gas	660	563	1	1	32	29	242	221
Steam	332	263	19	19	16	16	129	99
Consolidation adjustments	—	—	(24)	(23)	—	—	—	—
Total CECONY	$2,806	$2,561	$—	$—	$233	$218	$560	$544
O&R
Electric	$ 145	$ 128	$—	$—	$ 10	$ 9	$ 20	$ 8
Gas	82	82	—	—	4	4	27	30
Total O&R	$ 227	$ 210	$—	$—	$ 14	$ 13	$ 47	$ 38
Competitive energy businesses	$ 152	$ 310	$ 2	$ 2	$ 4	$ 2	$ (82)	$ (20)
Other*	(1)	(3)	(2)	(2)	—	—	1	(1)
Total Con Edison	$3,184	$3,078	$—	$—	$251	$233	$526	$561

*	Parent company expenses, primarily interest, and consolidation adjustments. Other does not represent a business segment.

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

Effective January 1, 2013, the Companies adopted Accounting Standards Updates (ASUs) No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities” and No. 2013-01, “Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities”. The amendments require the Companies to disclose certain quantitative information concerning financial and derivative instruments that are offset in the balance sheet and a description of the rights of setoff, including the nature of such rights, associated with recognized assets and liabilities that are subject to an enforceable master netting arrangement or similar agreement.

The Companies’ enter into master agreements for their commodity derivatives. These agreements typically provide setoff in the event of contract termination. In such case, generally the non-defaulting or non-affected party’s payable will be set-off by the other party’s payable. The non-defaulting party will customarily notify the defaulting party within a specific time period and come to an agreement on the early termination amount.

The fair values of the Companies commodity derivatives including the offsetting of assets and liabilities at March 31, 2013 were:

(Millions of Dollars)
Commodity Derivatives	Gross Amounts of Recognized Assets/(Liabilities)	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets/(Liabilities) Presented in the Statement of Financial Position		Gross Amounts Not Offset in the Statement of Financial Position		Net Amount
					Financial instruments	Cash collateral received
Con Edison
Derivative assets	$ 121	$(64)	$ 57	(a)	$—	$—	$57	(a)
Derivative liabilities	(114)	78	(36)		—	—	(36)
Net derivative assets/(liabilities)	$ 7	$ 14	$ 21	(a)	$—	$—	$21	(a)
CECONY
Derivative assets	$ 40	$(19)	$ 21	(a)	$—	$—	$21	(a)
Derivative liabilities	(51)	34	(17)		—	—	(17)
Net derivative assets/(liabilities)	$ (11)	$ 15	$ 4	(a)	$—	$—	$ 4	(a)

(a)	On March 31, 2013, Con Edison and CECONY had margin deposits of $33 million and $14 million, respectively, classified as derivative assets in the balance sheet, but not included in the table. As required by an exchange, a margin is collateral, typically cash, that the holder of a derivative instrument has to deposit in order to transact on an exchange and to cover its potential losses with its broker or the exchange.

The fair values of the Companies commodity derivatives including the offsetting of assets and liabilities at December 31, 2012 were:

(Millions of Dollars)
Commodity Derivatives	Gross Amounts of Recognized Assets/ (Liabilities)	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets/ (Liabilities) Presented in the Statement of Financial Position		Gross Amounts Not Offset in the Statement of Financial Position		Net Amount
					Financial instruments	Cash collateral received
Con Edison
Derivative assets	$ 86	$ (57)	$ 29	(a)	$ —	$ —	$ 29	(a)
Derivative liabilities	(176)	104	(72)		—	—	(72)
Net derivative assets/(liabilities)	$ (90)	$ 47	$ (43	)(a)	$ —	$ —	$ (43	)(a)
CECONY
Derivative assets	$ 27	$ (15)	$ 12	(a)	$ —	$ —	$ 12	(a)
Derivative liabilities	(83)	44	(39)		—	—	(39)
Net derivative assets/(liabilities)	$ (56)	$ 29	$ (27	)(a)	$ —	$ —	$ (27	)(a)

(a)	On December 31, 2012, Con Edison and CECONY had margin deposits of $37 million and $18 million, respectively, classified as derivative assets in the balance sheet, but not included in the table. As required by an exchange, a margin is collateral, typically cash, that the holder of a derivative instrument has to deposit in order to transact on an exchange and to cover its potential losses with its broker or the exchange.

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

At March 31, 2013, Con Edison and CECONY had $157 million and $21 million of credit exposure in connection with energy supply and hedging activities, net of collateral, respectively. Con Edison’s net credit exposure consisted of $55 million with investment-grade counterparties, $44 million with commodity exchange brokers, $55 million with independent system operators and $3 million with non-investment grade/non-rated counterparties. CECONY’s net credit exposure consisted of $6 million with investment-grade counterparties and $15 million with commodity exchange brokers.

Economic Hedges

The Companies enter into certain derivative instruments that do not qualify or are not designated as hedges under the accounting rules for derivatives and hedging. However, management believes these instruments represent economic hedges that mitigate exposure to fluctuations in commodity prices.

The fair values of the Companies’ commodity derivatives at March 31, 2013 were:

(Millions of Dollars)	Fair Value of Commodity Derivatives(a) Balance Sheet Location	Con Edison	CECONY
Derivative Assets
Current	Other current assets	$ 92	$ 30
Long-term	Other deferred charges and noncurrent assets	29	10
Total derivative assets		$ 121	$ 40
Impact of netting		(31)	(5)
Net derivative assets		$ 90	$ 35
Derivative Liabilities
Current	Fair value of derivative liabilities	$ 71	$ 32
Long-term	Fair value of derivative liabilities	43	19
Total derivative liabilities		$ 114	$ 51
Impact of netting		(78)	(34)
Net derivative liabilities		$ 36	$ 17

(a)	Qualifying derivative contracts, which have been designated as normal purchases or normal sales contracts, are not reported at fair value under the accounting rules for derivatives and hedging and, therefore, are excluded from the table.

The fair values of the Companies’ commodity derivatives at December 31, 2012 were:

(Millions of Dollars)	Fair Value of Commodity Derivatives(a) Balance Sheet Location	Con Edison	CECONY
Derivative Assets
Current	Other current assets	$ 64	$ 18
Long-term	Other deferred charges and noncurrent assets	22	9
Total derivative assets		$ 86	$ 27
Impact of netting		(20)	3
Net derivative assets		$ 66	$ 30
Derivative Liabilities
Current	Fair value of derivative liabilities	$122	$ 58
Long-term	Fair value of derivative liabilities	54	25
Total derivative liabilities		$176	$ 83
Impact of netting		(104)	(44)
Net derivative liabilities		$ 72	$ 39

(a)	Qualifying derivative contracts, which have been designated as normal purchases or normal sales contracts, are not reported at fair value under the accounting rules for derivatives and hedging and, therefore, are excluded from the table.

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

The following table presents the changes in the fair values of commodity derivatives that have been deferred or recognized in earnings for the three months ended March 31, 2013:

Realized and Unrealized Gains/(Losses) on Commodity Derivatives(a) Deferred or Recognized in Income for the Three Months Ended March 31, 2013
(Millions of Dollars)	Balance Sheet Location	Con Edison		CECONY
Pre-tax gains/(losses) deferred in accordance with accounting rules for regulated operations:
Current	Deferred derivative gains	$ 9		$ 8
Long-term	Regulatory liabilities	2		1
Total deferred gains/(losses)		$ 11		$ 9
Current	Deferred derivative losses	$ 38		$ 32
Current	Recoverable energy costs	11		10
Long-term	Deferred derivative losses	7		6
Total deferred gains/(losses)		$ 56		$ 48
Net deferred gains/(losses)		$ 67		$ 57
	Income Statement Location
Pre-tax gain/(loss) recognized in income
	Purchased power expense	$ 67	(b)	$ —
	Gas purchased for resale	(4)		—
	Non-utility revenue	(1	)(b)	—
Total pre-tax gain/(loss) recognized in income		$ 62		$ —

(a)	Qualifying derivative contracts, which have been designated as normal purchases or normal sales contracts, are not reported at fair value under the accounting rules for derivatives and hedging and, therefore, are excluded from the table.
(b)	For the three months ended March 31, 2013, Con Edison recorded in non-utility operating revenues and purchased power expense an unrealized pre-tax gain of $1 million and $45 million, respectively.

The following table presents the changes in the fair values of commodity derivatives that have been deferred or recognized in earnings for the three months ended March 31, 2012:

Realized and Unrealized Gains/(Losses) on Commodity Derivatives(a) Deferred or Recognized in Income for the Three Months Ended March 31, 2012
(Millions of Dollars)	Balance Sheet Location	Con Edison		CECONY
Pre-tax gains/(losses) deferred in accordance with accounting rules for regulated operations:
Current	Deferred derivative gains	$ 1		$ 1
Total deferred gains/(losses)		$ 1		$ 1
Current	Deferred derivative losses	$ (28)		$(19)
Current	Recoverable energy costs	(74)		(56)
Long-term	Deferred derivative losses	(18)		(17)
Total deferred gains/(losses)		$(120)		$(92)
Net deferred gains/(losses)		$(119)		$(91)
	Income Statement Location
Pre-tax gain/(loss) recognized in income
	Purchased power expense	$ (86	)(b)	$ —
	Gas purchased for resale	(1)		—
	Non-utility revenue	(3	)(b)	—
Total pre-tax gain/(loss) recognized in income		$ (90)		$ —

(a)	Qualifying derivative contracts, which have been designated as normal purchases or normal sales contracts, are not reported at fair value under the accounting rules for derivatives and hedging and, therefore, are excluded from the table.
(b)	For the three months ended March 31, 2012, Con Edison recorded in non-utility operating revenues and purchased power expense an unrealized pre-tax loss of $(4) million and $(27) million, respectively.

As of March 31, 2013, Con Edison had 1,096 contracts, including 553 CECONY contracts, which were considered to be derivatives under the accounting rules for derivatives and hedging (excluding qualifying derivative contracts, which have been designated as normal purchases or normal sales contracts). The following table presents the number of contracts by commodity type:

	Electric Derivatives				Gas Derivatives
	Number of Energy Contracts (a)	MWHs (b)	Number of Capacity Contracts (a)	MWs (b)	Number of Contracts (a)	Dths (b)	Total Number Of Contracts (a)
Con Edison	493	15,267,685	70	10,750	533	79,064,410	1,096
CECONY	101	3,844,000	—	—	452	74,340,000	553

(a)	Qualifying derivative contracts, which have been designated as normal purchases or normal sales contracts, are not reported at fair value under the accounting rules for derivatives and hedging and, therefore, are excluded from the table.
(b)	Volumes are reported net of long and short positions.

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

The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position and collateral posted at March 31, 2013, and the additional collateral that would have been required to be posted had the lowest applicable credit rating been reduced one level and to below investment grade were:

(Millions of Dollars)	Con Edison (a)		CECONY (a)
Aggregate fair value – net liabilities	$19		$14
Collateral posted	$ —		$ —
Additional collateral (b) (downgrade one level from current ratings)	$ —		$ —
Additional collateral (b) (downgrade to below investment grade from current ratings)	$22	(c)	$15	(c)

(a)	Non-derivative transactions for the purchase and sale of electricity and gas and qualifying derivative instruments, which have been designated as normal purchases or normal sales, are excluded from the table. These transactions primarily include purchases of electricity from independent system operators. In the event the Utilities and Con Edison’s competitive energy businesses were no longer extended unsecured credit for such purchases, the Companies would be required to post collateral, which at March 31, 2013, would have amounted to an estimated $32 million for Con Edison, including $15 million for CECONY. For certain other such non-derivative transactions, the Companies could be required to post collateral under certain circumstances, including in the event counterparties had reasonable grounds for insecurity.
(b)	The Companies measure the collateral requirements by taking into consideration the fair value amounts of derivative instruments that contain credit-risk-related contingent features that are in a net liabilities position plus amounts owed to counterparties for settled transactions and amounts required by counterparties for minimum financial security. The fair value amounts represent unrealized losses, net of any unrealized gains where the Companies have a legally enforceable right of setoff.
(c)	Derivative instruments that are net assets have been excluded from the table. At March 31, 2013, if Con Edison had been downgraded to below investment grade, it would have been required to post additional collateral for such derivative instruments of $38 million, including $1 million for CECONY.

Interest Rate Swap

O&R has an interest rate swap pursuant to which it pays a fixed-rate of 6.09 percent and receives a LIBOR-based variable rate. The fair value of this interest rate swap at March 31, 2013 was an unrealized loss of $5 million, which has been included in Con Edison’s consolidated balance sheet as a noncurrent liability/fair value of derivative liabilities and a regulatory asset. The increase in the fair value of the swap for the three months ended March 31, 2013 was $1 million. In the event O&R’s credit rating was downgraded to BBB- or lower by S&P or Baa3 or lower by Moody’s, the swap counterparty could elect to terminate the agreement and, if it did so, the parties would then be required to settle the transaction.

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

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2013 are summarized below.

	Level 1		Level 2		Level 3		Netting Adjustments(d)		Total(e)
(Millions of Dollars)	Con Edison	CECONY	Con Edison	CECONY	Con Edison	CECONY	Con Edison	CECONY	Con Edison	CECONY
Derivative assets:
Commodity (a)(e)	$ 2	$ 2	$ 71	$ 19	$36	$11	$(20)	$ 2	$ 89	$ 34
Other assets (c)(e)	109	102	112	103	—	—	—	—	221	205
Total	$111	$104	$183	$122	$36	$11	$(20)	$ 2	$310	$239
Derivative liabilities:
Commodity (a)(e)	$ 8	$ 8	$ 72	$ 35	$22	$ —	$(67)	$(27)	$ 35	$ 16
Interest rate contract (b)(e)	—	—	5	—	—	—	—	—	5	—
Total	$ 8	$ 8	$ 77	$ 35	$22	$ —	$(67)	$(27)	$ 40	$ 16

(a)	A portion of the commodity derivatives categorized in Level 3 is valued using an internally developed model with observable inputs. The models also include some less readily observable inputs resulting in the classification of the entire contract as Level 3. See Note K.
(b)	See Note K.
(c)	Other assets are comprised of assets such as life insurance contracts within the deferred compensation plan and non-qualified retirement plans.
(d)	Amounts represent the impact of legally-enforceable master netting agreements that allow the Companies to net gain and loss positions and cash collateral held or placed with the same counterparties.
(e)	The Companies’ policy is to recognize transfers into and transfers out of the levels at the end of the reporting period. There were no transfers between levels 1, 2, and 3 for the three months ended March 31, 2013.

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2012 are summarized below.

	Level 1		Level 2		Level 3		Netting Adjustments(d)		Total(e)
(Millions of Dollars)	Con Edison	CECONY	Con Edison	CECONY	Con Edison	CECONY	Con Edison	CECONY	Con Edison	CECONY
Derivative assets:
Commodity (a)(e)	$ —	$ —	$ 43	$ 8	$33	$10	$(10)	$ 12	$ 66	$ 30
Other assets (c)(e)(f)	106	99	107	98	—	—	—	—	213	197
Total	$106	$99	$150	$106	$33	$10	$(10)	$ 12	$279	$227
Derivative liabilities:
Commodity (a)(e)(h)	$ 12	$12	$116	$ 62	$38	$ —	$(94)	$(35)	$ 72	$ 39
Interest rate contract (b)(e)(g)	—	—	6	—	—	—	—	—	6	—
Total	$ 12	$12	$122	$ 62	$38	$ —	$(94)	$(35)	$ 78	$ 39

(a)	A significant portion of the commodity derivative contracts categorized in Level 3 is valued using either an industry acceptable model or an internally developed model with observable inputs. The models also include some less readily observable inputs resulting in the classification of the entire contract as Level 3. See Note K.
(b)	See Note K.
(c)	Other assets are comprised of assets such as life insurance contracts within the deferred compensation plan and non-qualified retirement plans.
(d)	Amounts represent the impact of legally-enforceable master netting agreements that allow the Companies to net gain and loss positions and cash collateral held or placed with the same counterparties.
(e)	The Companies’ policy is to recognize transfers into and transfers out of the levels at the end of the reporting period.
(f)	On March 31, 2012, other assets of $105 million for Con Edison and $95 million for CECONY were transferred from Level 3 to Level 2 because of reassessment of the levels in the fair value hierarchy within which certain inputs fall as of March 31, 2012.
(g)	On March 31, 2012, interest rate contract of $8 million was transferred from Level 3 to Level 2 because of reassessment of the levels in the fair value hierarchy within which certain inputs fall.
(h)	During 2012, Con Edison transferred commodity derivate contract liabilities of $2 million from Level 1 to Level 2, $9 million from Level 2 to Level 1, $2 million from Level 2 to Level 3, and $11 million from Level 3 to Level 2 because of reassessment of the levels in the fair value hierarchy within which certain inputs fall.

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

	Fair Value of Level 3 at March 31, 2013 (Millions of Dollars)	Valuation Techniques	Unobservable Inputs	Range
Con Edison—Commodity
Electricity	$12	Discounted Cash Flow	Forward energy prices (a) Forward capacity prices	$28-$116 per MWH $1.50-$14.20 KW- month
Electricity Wholesale Contract	1	Discounted Cash Flow	Forward energy prices (b) New Jersey solar renewable energy credit (SREC) (b)	$33-$49 per MWH $2.50-$110 per SREC
Standard Offer Capacity Agreements	(12)	Discounted Cash Flow	Forward capacity prices (a) Forward price escalator (a) Present value factor (a)	$166 MW-day 0%-3% 1.66%
Transmission Congestion Contracts / Financial	13	Discounted Cash Flow	Discount to adjust auction prices for inter-zonal forward price curves (b)	17.5%-38%
Transmission Rights			Discount to adjust auction prices for historical monthly realized settlements (b)	8.5%-49%
			Inter-zonal forward price curves and for historical zonal losses (b)	$0.11-$5.74
Total Con Edison—Commodity	$14
CECONY—Commodity
Transmission Congestion Contracts	$11	Discounted Cash Flow	Discount to adjust auction prices for inter-zonal forward price curves (b)	17.5%-38%
			Discount to adjust auction prices for historical monthly realized settlements (b)	8.5%-49%

(a)	Generally, increases/(decreases) in this input in isolation would result in a higher/(lower) fair value measurement.
(b)	Generally, increases/(decreases) in this input in isolation would result in a lower/(higher) fair value measurement.

The table listed below provides a reconciliation of the beginning and ending net balances for assets and liabilities measured at fair value as of March 31, 2013 and 2012 and classified as Level 3 in the fair value hierarchy:

	For Three Months Ended March 31, 2013
		Total Gains/(Losses)— Realized and Unrealized
(Millions of Dollars)	Beginning Balance as of January 1, 2013	Included in Earnings	Included in Regulatory Assets and Liabilities	Purchases	Issuances	Sales	Settlements	Transfer In/Out of Level 3	Ending Balance as of March 31, 2013
Con Edison
Derivatives:
Commodity	$ (5)	$31	$5	$4	$—	$—	$(21)	$—	$14
CECONY
Derivatives:
Commodity	$10	$10	$1	$4	$—	$—	$(14)	$—	$11

	For Three Months Ended March 31, 2012
		Total Gains/(Losses)— Realized and Unrealized
(Millions of Dollars)	Beginning Balance as of January 1, 2012	Included in Earnings	Included in Regulatory Assets and Liabilities	Purchases	Issuances	Sales	Settlements	Transfer In/Out of Level 3	Ending Balance as of March 31, 2012
Con Edison
Derivatives:
Commodity	$(62)	$(58)	$(17)	$6	$—	$—	$38	$ —	$(93)
Interest rate contract	(8)	(1)	—	—	—	—	1	8	—
Other assets(a)	99	3	3	—	—	—	—	(105)	—
Total	$ 29	$(56)	$(14)	$6	$—	$—	$39	$(97)	$(93)
CECONY
Derivatives:
Commodity	$ (7)	$ (5)	$ (7)	$6	$—	$—	$ —	$ —	$(13)
Other assets(a)	90	3	2	—	—	—	—	(95)	—
Total	$ 83	$ (2)	$ (5)	$6	$—	$—	$ —	$(95)	$(13)

(a)	Amounts included in earnings are reported in investment and other income on the consolidated income statement.

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

For the competitive energy businesses, realized and unrealized gains and losses on Level 3 commodity derivative assets and liabilities are reported in non-utility revenues (immaterial and $3 million loss) and purchased power costs ($19 million gain and $43 million loss) on the consolidated income statement for the three months ended March 31, 2013 and 2012, respectively. The change in fair value relating to Level 3 commodity derivative assets held at March 31, 2013 and 2012 is included in non-utility revenues (immaterial and $3 million loss), and purchased power costs ($16 million gain and $7 million loss) on the consolidated income statement for the three months ended March 31, 2013 and 2012, respectively.

The accounting rules for fair value measurements and disclosures require consideration of the impact of nonperformance risk (including credit risk) from a market participant perspective in the measurement of the fair value of assets and liabilities. At March 31, 2013, the Companies determined that nonperformance risk would have no material impact on their financial position or results of operations. To assess nonperformance risk, the Companies considered information such as collateral requirements, master netting arrangements, letters of credit and parent company guarantees, and applied a market-based method by using the counterparty (for an asset) or the Companies’ (for a liability) credit default swaps rates.

Note M — New Financial Accounting Standards

In December 2011 and January 2013, the Financial Accounting Standards Board (FASB) issued amendments to address and clarify the scope of the balance sheet off-setting disclosure guidance within Accounting Standards Codification (ASC) 210, “Balance Sheet.” ASU No. 2011-11 and ASU No. 2013-01, “Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities,” provide guidance that requires a reporting entity to disclose certain quantitative information concerning financial and derivative instruments that are offset in the balance sheet and a description of the rights of setoff, including the nature of such rights, associated with recognized assets and liabilities that are subject to an enforceable master netting arrangement or similar agreement. ASU No. 2013-01 clarifies that financial instruments subject to the disclosure guidance are (1) derivatives accounted for in accordance with

ASC 815, Derivatives and Hedging, (2) repurchase agreements and reverse purchase agreements and (3) securities borrowing and securities lending transactions that are either offset in accordance with ASC Section 210-20-45 or Section 815-10-45 or subject to an enforceable master netting arrangement or similar agreement. A reporting entity electing gross presentation of such assets and liabilities in its balance sheet will still be subject to the same disclosure requirements. Both ASUs are applicable for fiscal years beginning on or after January 1, 2013, interim periods within those fiscal years, and retrospectively for all comparative periods presented. The application of this guidance does not have a material impact on the Companies’ financial position, results of operations and liquidity. See Note K.

In February 2013, the FASB issued amendments to improve the reporting of reclassifications out of accumulated OCI through ASU No. 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” The amendments require an entity to provide information either on the face of the financial statements or in a single footnote on significant amounts reclassified out of accumulated OCI and the related income statement line items to the extent an amount is reclassified in its entirety to net income under U.S. GAAP. For significant items not reclassified to net income in their entirety, an entity is required to cross-reference to other disclosures that provide additional information. For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012. The application of this guidance does not have a material impact on the Companies’ financial position, results of operations and liquidity. See Note A.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

This combined management’s discussion and analysis of financial condition and results of operations relates to the consolidated financial statements (the First Quarter Financial Statements) included in this report of two separate registrants: Con Edison and CECONY and should be read in conjunction with the financial statements and the notes thereto. As used in this report, the term the “Companies” refers to Con Edison and CECONY. CECONY is a subsidiary of Con Edison and, as such, information in this management’s discussion and analysis about CECONY applies to Con Edison.

This MD&A should be read in conjunction with the First Quarter Financial Statements and the notes thereto and the MD&A in Item 7 of the Companies’ combined Annual Report on Form 10-K for the year ended December 31, 2012 (File Nos. 1-14514 and

1-1217, the Form 10-K).

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

Competitive Energy Businesses

Con Edison pursues competitive energy opportunities through three wholly-owned subsidiaries: Con Edison Solutions, Con Edison Energy and Con Edison Development. These businesses include the sales and related hedging of electricity to retail and wholesale customers, sales of certain energy-related products and services, and participation in energy infrastructure projects. At March 31, 2013, Con Edison’s equity investment in its competitive energy businesses was $408 million and their assets amounted to $975 million.

Certain financial data of Con Edison’s businesses is presented below:

	Three months ended March 31, 2013				At March 31, 2013
(Millions of Dollars, except percentages)	Operating Revenues		Net Income for Common Stock		Assets
CECONY	$2,806	88%	$277	144%	$36,914	88%
O&R	227	7%	30	16%	2,658	6%
Total Utilities	3,033	95%	307	160%	39,572	94%
Con Edison Solutions (a)	247	8%	19	10%	260	1%
Con Edison Energy	17	—%	1	1%	35	—%
Con Edison Development (b)	(110)	(3)%	(132)	(69)%	653	2%
Other (c)	(3)	—%	(3)	(2)%	1,216	3%
Total Con Edison	$3,184	100%	$192	100%	$41,736	100%

(a)	Net income from the competitive energy businesses for the three months ended March 31, 2013 includes $26 million of net after-tax mark-to-market gains.
(b)	Includes an after-tax charge of $150 million relating to the lease in/lease out (LILO) transactions and a tax benefit of $15 million resulting from the acceptance by the Internal Revenue Service (IRS) of the company’s claim for manufacturing tax deductions (see Notes H and I to the First Quarter Financial Statements).
(c)	Represents inter-company and parent company accounting. See “Results of Operations,” below.

Con Edison’s net income for common stock for the three months ended March 31, 2013 was $192 million or $0.66 a share ($0.65 on a diluted basis) compared with $277 million or $0.95 a share ($0.94 on a diluted basis) for the three months ended March 31, 2012. See “Results of Operations – Summary,” below. For segment financial information, see Note J to the First Quarter Financial Statements and “Results of Operations,” below.

Results of Operations — Summary

Net income for common stock for the three months ended March 31, 2013 and 2012 was as follows:

(Millions of Dollars)	2013	2012
CECONY	$277	$273
O&R	30	20
Competitive energy businesses (a)	(112)	(12)
Other (b)	(3)	(4)
Con Edison	$192	$277

(a)	Includes an after-tax charge of $150 million relating to the lease in/lease out (LILO) transactions and a tax benefit of $15 million resulting from the acceptance by the IRS of the company’s claim for manufacturing tax deductions (see Notes H and I to the First Quarter Financial Statements). Also includes $26 million and $(18) million of net after-tax mark-to-market gains/ (losses) in the three months ended 2013 and 2012, respectively.
(b)	Consists of inter-company and parent company accounting.

The Companies’ results of operations for three months ended March 31, 2013, as compared with 2012 period, reflect changes in the rate plans of Con Edison’s utility subsidiaries and the effects of the normal winter weather compared to the milder weather in 2012 on steam revenues. The rate plans provide for additional revenues to cover expected increases in certain operations and maintenance expenses, and depreciation and property taxes. The results of operations include the operating results of the competitive energy businesses.

Operations and maintenance expenses were higher primarily due to pension costs, surcharges for assessments and fees that are collected in revenues from customers and higher operating costs attributable to winter storm related emergency response. Depreciation and property taxes were higher in 2013 period, reflecting primarily the impact from higher utility plant balances.

The following table presents the estimated effect on earnings per share and net income for common stock for 2013 period compared with 2012 period, resulting from these and other major factors:

	Earnings per Share Variation	Net Income for Common Stock Variation (Millions of Dollars)
Consolidated Edison Company of New York, Inc. (CECONY) (a)
Rate plans, primarily to recover increases in certain costs	$0.21	$61
Weather impact on steam revenues	0.07	22
Operations and maintenance expense	(0.20)	(57)
Depreciation and property taxes	(0.06)	(19)
Other	—	(3)
Total CECONY	0.02	4
Orange and Rockland Utilities (O&R)	0.03	10
CEBs (b)	(0.34)	(100)
Other, including parent company expenses	—	1
Total variation	$(0.29)	$(85)

(a)	Under the revenue decoupling mechanisms in CECONY’s electric and gas rate plans and the weather-normalization clause applicable to the gas business, revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved. Under CECONY’s rate plans, pension and other postretirement costs and certain other costs are reconciled to amounts reflected in rates for such costs.
(b)	These variations include, in the first quarter of 2013, an after-tax charge of $150 million or $0.51 a share relating to the LILO transactions and a tax benefit of $15 million or $0.05 a share resulting from the acceptance by the IRS of the company’s claim for manufacturing tax deductions (see Notes H and I to the First Quarter Financial Statement). The variations also include after-tax net mark-to-market gains of $26 million or $0.09 a share in the first quarter of 2013 and after-tax net mark-to-market losses of $18 million or $0.06 a share in the first quarter of 2012.

See “Results of Operations” below for further discussion and analysis of results of operations.

Liquidity and Capital Resources

The Companies’ liquidity reflects cash flows from operating, investing and financing activities, as shown on their respective consolidated statement of cash flows and as discussed below.

Changes in the Companies’ cash and temporary cash investments resulting from operating, investing and financing activities for the three months ended March 31, 2013 and 2012 are summarized as follows:

Con Edison

(Millions of Dollars)	2013	2012	Variance
Operating activities	$(84)	$402	$(486)
Investing activities	(663)	(490)	(173)
Financing activities	485	209	276
Net change	(262)	121	(383)
Balance at beginning of period	394	648	(254)
Balance at end of period	$132	$769	$(637)

CECONY

(Millions of Dollars)	2013	2012	Variance
Operating activities	$ 350	$ 368	$ (18)
Investing activities	(562)	(487)	(75)
Financing activities	(102)	222	(324)
Net change	(314)	103	(417)
Balance at beginning of period	353	372	(19)
Balance at end of period	$ 39	$ 475	$(436)

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

Net cash flows from operating activities for the three months ended March 31, 2013 for Con Edison and CECONY were $486 million and $18 million lower, respectively, than in 2012. The decreases in net cash flows for Con Edison reflects a special deposit for $447 million the company made in January 2013, with federal and state tax agencies relating primarily to the potential tax liability from the LILO transactions in past tax years and interest thereon.

The change in net cash flows for CECONY primarily associated with higher pension contribution ($51 million) offset in part by lower collateral paid to brokers and counterparties in the 2013 period ($37 million). CECONY contributed $235 million and $184 million to the pension plan during the 2013 and 2012 periods, respectively.

The change in net cash flows also reflects the timing of payments for and recovery of energy costs. This timing is reflected within changes to accounts receivable – customers, recoverable energy costs and accounts payable balances.

The changes in regulatory assets principally reflect changes in deferred pension costs in accordance with the accounting rules for retirement benefits.

Cash Flows Used in Investing Activities

Net cash flows used in investing activities for Con Edison and CECONY were $173 million and $75 million higher, respectively, for the three months ended March 31, 2013 compared with the 2012 period. The changes for Con Edison and CECONY reflect primarily increased utility construction expenditures in 2013. In addition, for Con Edison, the change reflects the construction relating to solar energy projects, offset in part by the receipt of government grant proceeds for these projects.

Cash Flows from Financing Activities

Net cash flows from financing activities for Con Edison and CECONY were $276 million higher and $324 million lower, respectively, in the three months ended March 31, 2013 compared with the 2012 period.

In February 2013, CECONY issued $700 million of 3.95 percent 30-year debentures, the net proceeds from the sale of which were used to repay short-term borrowings and for other general corporate purposes. In February 2013, CECONY redeemed at maturity $500 million of 4.875 percent 10-year debentures.

In March 2012, CECONY issued $400 million 4.20 percent 30-year debentures, $239 million of the net proceeds from the sale of which were used to redeem all outstanding shares of its $5 Cumulative Preferred Stock and Cumulative Preferred Stock ($100 par value).

Cash flows from financing activities of the Companies also reflect commercial paper issuance. The commercial paper amounts outstanding at March 31, 2013 and 2012 and the average daily balances for the three months ended March 31, 2013 and 2012 for Con Edison and CECONY were as follows:

	2013		2012
(Millions of Dollars, except Weighted Average Yield)	Outstanding at March 31	Daily average	Outstanding at March 31	Daily average
Con Edison	$1,021	$1,042	$—	$14
CECONY	$313	$511	$—	$14
Weighted average yield	0.3%	0.3%	—%	0.3%

At April 29, 2013, Con Edison had $746 million of commercial paper outstanding (including $387 million outstanding at CECONY). The decrease in Con Edison’s outstanding commercial paper from March 31, 2013 reflects, among other things, the use of proceeds from the April 2013 issuance by a Con Edison Development subsidiary of $219 million aggregate principal amount of 4.78 percent senior notes secured by the company’s California solar projects. The notes have a weighted average life of 15 years and final maturity of 2037.

Other Changes in Assets and Liabilities

The following table shows changes in certain assets and liabilities at March 31, 2013, compared with December 31, 2012.

	Con Edison	CECONY
(Millions of Dollars)	2013 vs. 2012 Variance	2013 vs. 2012 Variance
Assets
Special deposits	$438	$(8)
Prepayments	263	310
Regulatory asset — Unrecognized pension and other postretirement costs	(234)	(216)
Liabilities
Notes payable	$482	$(108)
Uncertain income tax liabilities	207	(29)
Accrued interest	174	46
Pension and retiree benefits	(240)	(235)

Special Deposits, Notes Payable, Accrued Interest and Uncertain Income Tax Liabilities

The increases in Con Edison’s special deposits, notes payable, accrued interest and uncertain income tax liabilities primarily relates to the impact of the LILO transactions. See Notes H and I to the First Quarter Financial Statements.

Prepayments

The increase in prepayments for Con Edison and CECONY reflects primarily CECONY’s January 2013 payment of its New York City semi-annual property taxes, offset by three months of amortization, while the December 2012 balance reflects the full amortization of the previous semi-annual prepayment.

Regulatory Asset for Unrecognized Pension and Other Postretirement Costs and Noncurrent Liability for Pension and Retiree Benefits

The decrease in the regulatory asset for unrecognized pension and other postretirement costs and the noncurrent liability for pension and retiree benefits reflects the final actuarial valuation of the pension and other retiree benefit plans as measured at December 31, 2012, in accordance with the accounting rules for retirement benefits. The change in the regulatory asset also reflects the year’s amortization of accounting costs. The decrease in the noncurrent liability for pension and retiree benefits reflects in part contributions to the plans made by the Utilities in 2013. See Notes B, E and F to the First Quarter Financial Statements.

Capital Requirements and Resources

Con Edison has increased its estimate of capital expenditures in 2013 by its competitive energy businesses from $253 million to $375 million to reflect potential investments in renewable generation.

For each of the Companies, the ratio of earnings to fixed charges (Securities and Exchange Commission basis) for the three months ended March 31, 2013 and 2012 and the twelve months ended December 31, 2012 was:

	Ratio of Earnings to Fixed Charges
	For the Three Months Ended March 31, 2013		For the Three Months Ended March 31, 2012	For the Twelve Months Ended December 31, 2012
Con Edison	1.9	(a)	3.5	3.7
CECONY	4.1		3.9	3.7

(a)	The decrease from prior period reflects the impact of the LILO transactions. See Note H to the First Quarter Financial Statements.

For each of the Companies, the common equity ratio at March 31, 2013 and December 31, 2012 was:

	Common Equity Ratio (Percent of total capitalization)
	March 31, 2013	December 31, 2012
Con Edison	53.0	54.1
CECONY	52.5	53.6

Regulatory Matters

In November 2012, the Governor of New York established a commission to review actions taken by New York utilities relating to emergency weather events, including Superstorm Sandy and other major storms, and to make recommendations regarding, among other things, the oversight, management and legal framework governing power delivery services in New York. See “Other Regulatory Matters” in Note B to the financial statements in Item 8. In March 2013, following the issuance of recommendations by the commission and submission by the Governor of a bill to the State legislature, the New York Public Service Law was amended to, among other things, authorize the NYSPSC to (i) levy expanded penalties against combination gas and electric utilities; (ii) review, at least every five years, an electric utility’s capability to provide safe, adequate and reliable service, order the utility to comply with additional and more stringent terms of service than existed prior to the review, assess the continued operation of the utility as the provider of electric service in its service territory and propose, and act upon, such measures as are necessary to ensure safe and adequate service; and (iii) based on findings of repeated violations of the New York Public Service Law or rules or regulations adopted thereto that demonstrate a failure of a combination gas and electric utility to continue to provide safe and adequate service, revoke or modify an operating certificate issued to the utility by the NYSPSC (following consideration of certain factors, including public interest and standards deemed necessary by the NYSPSC to ensure continuity of service, and due process).

Financial and Commodity Market Risks

The Companies are subject to various risks and uncertainties associated with financial and commodity markets. The most significant market risks include interest rate risk, commodity price risk, credit risk and investment risk.

Interest Rate Risk

The interest rate risk relates primarily to variable rate debt and to new debt financing needed to fund capital requirements, including the construction expenditures of the Utilities and maturing debt securities. Con Edison and its businesses manage interest rate risk through the issuance of mostly fixed-rate debt with varying maturities and through opportunistic refinancing of debt. Con Edison and CECONY estimate that at March 31, 2013, a 10 percent increase in interest rates applicable to its variable rate debt would result in an increase in annual interest expense of $1 million. Under CECONY’s current gas, steam and electric rate plans, variations in actual long-term debt interest rates are reconciled to levels reflected in rates. Under O&R’s current New York rate plans, variations in actual tax-exempt (and under the gas rate plan, taxable) long-term debt interest expense are reconciled to the level set in rates.

In addition, from time to time, Con Edison and its businesses enter into derivative financial instruments to hedge interest rate risk on certain debt securities. See “Interest Rate Swap” in Note K to the First Quarter Financial Statements.

Commodity Price Risk

Con Edison’s commodity price risk relates primarily to the purchase and sale of electricity, gas and related derivative instruments. The Utilities and Con Edison’s competitive energy businesses apply risk management strategies to mitigate their related exposures. See Note K to the First Quarter Financial Statements.

Con Edison estimates that, as of March 31, 2013, a 10 percent decline in market prices would result in a decline in fair value of $56 million for the derivative instruments used by the Utilities to hedge purchases of electricity and gas, of which $47 million is for CECONY and $9 million is for O&R. Con Edison expects that any such change in fair value would be largely offset by directionally opposite changes in the cost of the electricity and gas purchased. In accordance with provisions approved by state regulators, the Utilities generally recover from customers the costs they incur for energy purchased for their customers, including gains and losses on certain derivative instruments used to hedge energy purchased and related costs.

Con Edison’s competitive energy businesses use a value-at-risk (VaR) model to assess the market risk of their electricity and gas commodity fixed-price purchase and sales commitments, physical forward contracts and commodity derivative instruments. VaR represents the potential change in fair value of instruments or the portfolio due to changes in market factors, for a specified time period and confidence level. These businesses estimate VaR across their electricity and natural gas commodity businesses using a delta-normal variance/covariance model with a 95 percent confidence level. Since the VaR calculation involves complex methodologies and estimates and assumptions that are based on past experience, it is not necessarily indicative of future results. VaR for transactions associated with hedges and commodity contracts, assuming a one-day holding period, for the three months ended March 31, 2013 and the year ended December 31, 2012, respectively, was as follows:

95% Confidence Level, One-Day Holding Period	March 31, 2013	December 31, 2012
(Millions of Dollars)
Average for the period	$ 1	$ 1
High	1	2
Low	—	—

Credit Risk

The Companies are exposed to credit risk related to transactions entered into primarily for the various energy supply and hedging activities by the Utilities and the competitive energy businesses. Credit risk relates to the loss that may result from a counterparty’s nonperformance. The Companies use credit policies to manage this risk, including an established credit approval process, monitoring of counterparty limits, netting provisions within agreements and collateral or prepayment arrangements, credit insurance and credit default swaps. The Companies measure credit risk exposure as the replacement cost for open energy commodity and derivative positions plus amounts owed from counterparties for settled transactions. The replacement cost of open positions represents unrealized gains, net of any unrealized losses where the Companies have a legally enforceable right of setoff. See “Credit Exposure” in Note K to the First Quarter Financial Statements.

The Utilities had $25 million of credit exposure in connection with energy supply and hedging activities, net of collateral, at March 31, 2013, of which $17 million was with commodity exchange brokers and $8 million was with investment grade counterparties.

Con Edison’s competitive energy businesses had $133 million of credit exposure in connection with energy supply and hedging activities, net of collateral, at March 31, 2013, of which $48 million was with investment grade counterparties, $27 million was with commodity exchange brokers, $55 million was with independent system operators and $3 million was with non-investment grade or not rated counterparties.

Investment Risk

The Companies’ investment risk relates to the investment of plan assets for their pension and other postretirement benefit plans. The Companies’ current investment policy for pension plan assets includes investment targets of 60 percent equities and 40 percent fixed income and other securities. At March 31, 2013, the pension plan investments consisted of 61 percent equity and 39 percent fixed income and other securities.

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

Con Edison’s principal business segments are CECONY’s regulated utility activities, O&R’s regulated utility activities and Con Edison’s competitive energy businesses. CECONY’s principal business segments are its regulated electric, gas and steam utility activities. A discussion of the results of operations by principal business segment for the three months ended March 31, 2013 and 2012 follows. For additional business segment financial information, see Note J to the First Quarter Financial Statements.

Three Months Ended March 31, 2013 Compared with Three Months Ended March 31, 2012

The Companies’ results of operations (which were discussed above under “Results of Operations – Summary”) in 2013 compared with 2012 were:

	CECONY		O&R		Competitive Energy Businesses and Other (a)		Con Edison (b)
(Millions of Dollars)	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent
Operating revenues	$245	9.6%	$17	8.1%	$(156)	(50.8)%	$106	3.4%
Purchased power	8	1.8	10	25.0	(92)	(31.3)	(74)	(9.5)
Fuel	39	36.1	—	—	—	—	39	36.1
Gas purchased for resale	50	29.6	2	7.7	2	Large	54	27.6
Operating revenues less purchased power, fuel and gas purchased for resale (net revenues)	148	8.1	5	3.5	(66)	Large	87	4.4
Other operations and maintenance	96	14.9	(7)	(9.1)	(8)	(29.6)	81	10.8
Depreciation and amortization	15	6.9	1	7.7	2	Large	18	7.7
Taxes, other than income taxes	21	4.9	2	12.5	—	—	23	5.1
Operating income	16	2.9	9	23.7	(60)	Large	(35)	(6.2)
Other income less deductions	(1)	(50.0)	—	—	—	—	(1)	(33.3)
Net interest expense	(4)	(2.9)	3	37.5	130	Large	129	86.0
Income before income tax expense	19	4.6	6	20.0	(190)	Large	(165)	(39.9)
Income tax expense	18	13.4	(4)	(40.0)	(91)	Large	(77)	(57.5)
Net income	1	0.4	10	50.0	(99)	Large	(88)	(31.4)
Preferred stock dividend requirements	(3)	Large	—	—	—	—	(3)	Large
Net income for common stock	$4	1.5%	$10	50.0%	$(99)	Large	$(85)	(30.7)%

(a)	Includes inter-company and parent company accounting.
(b)	Represents the consolidated financial results of Con Edison and its businesses.

CECONY

	Three Months Ended March 31, 2013				Three Months Ended March 31, 2012
(Millions of Dollars)	Electric	Gas	Steam	2013 Total	Electric	Gas	Steam	2012 Total	2013-2012 Variation
Operating revenues	$1,814	$660	$332	$2,806	$1,735	$563	$263	$2,561	$245
Purchased power	441	—	14	455	432	—	15	447	8
Fuel	65	—	82	147	50	—	58	108	39
Gas purchased for resale	—	219	—	219	—	169	—	169	50
Net revenues	1,308	441	236	1,985	1,253	394	190	1,837	148
Operations and maintenance	579	100	62	741	517	82	46	645	96
Depreciation and amortization	185	32	16	233	173	29	16	218	15
Taxes, other than income taxes	355	67	29	451	339	62	29	430	21
Operating income	$ 189	$ 242	129	$ 560	$ 224	$ 221	$ 99	$ 544	$ 16

Electric

CECONY’s results of electric operations for the three months ended March 31, 2013 compared with the 2012 period is as follows:

	Three Months Ended
(Millions of Dollars)	March 31, 2013	March 31, 2012	Variation
Operating revenues	$1,814	$1,735	$ 79
Purchased power	441	432	9
Fuel	65	50	15
Net revenues	1,308	1,253	55
Operations and maintenance	579	517	62
Depreciation and amortization	185	173	12
Taxes, other than income taxes	355	339	16
Electric operating income	$ 189	$ 224	$ (35)

CECONY’s electric sales and deliveries, excluding off-system sales, for the three months ended March 31, 2013 compared with the 2012 period were:

	Millions of kWhs Delivered				Revenues in Millions
	Three Months Ended				Three Months Ended
Description	March 31, 2013	March 31, 2012	Variation	Percent Variation	March 31, 2013	March 31, 2012	Variation	Percent Variation
Residential/Religious(a)	2,382	2,411	(29)	(1.2)%	$647	$588	$59	10.0%
Commercial/Industrial	2,394	2,384	10	0.4	479	440	39	8.9
Retail access customers	6,223	5,903	320	5.4	577	591	(14)	(2.4)
NYPA, Municipal Agency and other sales	2,561	2,690	(129)	(4.8)	131	125	6	4.8
Other operating revenues	—	—	—	—	(20)	(9)	(11)	Large
Total	13,560	13,388	172	1.3%	$1,814	$1,735	$79	4.6%

(a)	“Residential/Religious” generally includes single-family dwellings, individual apartments in multi-family dwellings, religious organizations and certain other not-for-profit organizations.

CECONY’s electric operating revenues increased $79 million in the three months ended March 31, 2013 compared with the 2012 period due primarily to higher revenues from the electric rate plan ($59 million), higher purchased power ($9 million) and fuel costs ($15 million). CECONY’s revenues from electric sales are subject to a revenue decoupling mechanism, as a result of which delivery revenues generally are not affected by changes in delivery volumes from levels assumed when rates were approved. Other electric operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the revenue decoupling mechanism and other provisions of the company’s rate plans.

Electric delivery volumes in CECONY’s service area increased 1.3 percent in the three months ended March 31, 2013 compared with the 2012 period. After adjusting for variations, principally weather and billing days, electric delivery volumes in CECONY’s service area decreased 0.8 percent in the three months ended March 31, 2013 compared with the 2012 period.

CECONY’s electric purchased power costs increased $9 million in the three months ended March 31, 2013 compared with the 2012 period due to an increase in unit costs ($19 million), offset by a decrease in purchased volumes ($10 million). Electric fuel costs increased $15 million in the three months ended March 31, 2013 compared with the 2012 period due to higher unit costs ($12 million) and higher sendout volumes from the company’s electric generating facilities ($3 million).

CECONY’s electric operating income decreased $35 million in the three months ended March 31, 2013 compared with the 2012 period. The decrease reflects primarily higher operations and maintenance costs ($62 million, due primarily to higher pension expense ($38 million), operating costs attributable to winter storm related emergency response ($13 million) and an increase in surcharges that are collected in revenues from customers ($8 million)), higher taxes other than income taxes ($16 million, principally property taxes) and higher depreciation and amortization ($12 million), offset in part by higher net revenues ($55 million, due primarily to the electric rate plan).

Gas

CECONY’s results of gas operations for the three months ended March 31, 2013 compared with the 2012 period is as follows:

	Three Months Ended
(Millions of Dollars)	March 31, 2013	March 31, 2012	Variation
Operating revenues	$660	$563	$97
Gas purchased for resale	219	169	50
Net revenues	441	394	47
Operations and maintenance	100	82	18
Depreciation and amortization	32	29	3
Taxes, other than income taxes	67	62	5
Gas operating income	$242	$221	$21

CECONY’s gas sales and deliveries, excluding off-system sales, for the three months ended March 31, 2013 compared with the 2012 period were:

	Thousands of dths Delivered				Revenues in Millions
	Three Months Ended				Three Months Ended
Description	March 31, 2013	March 31, 2012	Variation	Percent Variation	March 31, 2013	March 31, 2012	Variation	Percent Variation
Residential	19,055	14,608	4,447	30.4%	$302	$260	$42	16.2%
General	11,188	11,136	52	0.5	135	120	15	12.5
Firm transportation	25,694	21,759	3,935	18.1	167	159	8	5.0
Total firm sales and transportation	55,937	47,503	8,434	17.8	604	539	65	12.1
Interruptible sales (a)	2,897	2,142	755	35.2	23	18	5	27.8
NYPA	9,633	9,549	84	0.9	1	1	—	—
Generation plants	13,678	14,299	(621)	(4.3)	6	7	(1)	(14.3)
Other	7,609	7,498	111	1.5	19	12	7	58.3
Other operating revenues	—	—	—	—	7	(14)	21	Large
Total	89,754	80,991	8,763	10.8%	$660	$563	$97	17.2%

(a)	Includes 936 and 171 thousands of dths for the 2013 and 2012 period, respectively, which are also reflected in firm transportation and other.

CECONY’s gas operating revenues increased $97 million in the three months ended March 31, 2013 compared with the 2012 period due primarily to an increase in gas purchased for resale costs ($50 million) and higher revenues from the gas rate plan ($35 million). CECONY’s revenues from gas sales are subject to a weather normalization clause and a revenue decoupling mechanism as a result of which delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved. Other gas operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s rate plans.

CECONY’s sales and transportation volumes for firm customers increased 17.8 percent in the three months ended March 31, 2013 compared with the 2012 period. After adjusting for variations, principally weather and billing days, firm gas sales and transportation volumes in the company’s service area increased 1.2 percent in the three months ended March 31, 2013.

CECONY’s purchased gas cost increased $50 million in the three months ended March 31, 2013 compared with the 2012 period due to higher sendout volumes ($67 million), offset by lower unit costs ($17 million).

CECONY’s gas operating income increased $21 million in the three months ended March 31, 2013 compared with the 2012 period. The increase reflects primarily higher net revenue ($47 million), offset by higher operations and maintenance expense ($18 million, due primarily to an increase in the surcharges that are collected in revenues from customers ($11 million)), higher taxes other than income taxes

($5 million, principally property taxes) and higher depreciation and amortization ($3 million).

Steam

CECONY’s results of steam operations for the three months ended March 31, 2013 compared with the 2012 period is as follows:

	Three Months Ended
(Millions of Dollars)	March 31, 2013	March 31, 2012	Variation
Operating revenues	$332	$263	$69
Purchased power	14	15	(1)
Fuel	82	58	24
Net revenues	236	190	46
Operations and maintenance	62	46	16
Depreciation and amortization	16	16	—
Taxes, other than income taxes	29	29	—
Steam operating income	$129	$99	$30

CECONY’s steam sales and deliveries for the three months ended March 31, 2013 compared with the 2012 period were:

	Millions of Pounds Delivered				Revenues in Millions
	Three Months Ended				Three Months Ended
Description	March 31, 2013	March 31, 2012	Variation	Percent Variation	March 31, 2013	March 31, 2012	Variation	Percent Variation
General	309	245	64	26.1%	$16	$12	$4	33.3%
Apartment house	2,541	2,072	469	22.6	89	71	18	25.4
Annual power	5,852	4,935	917	18.6	238	193	45	23.3
Other operating revenues	—	—	—	—	(11)	(13)	2	15.4
Total	8,702	7,252	1,450	20.0%	$332	$263	$69	26.2%

CECONY’s steam operating revenues increased $69 million in the three months ended March 31, 2013 compared with the 2012 period due primarily to the higher fuel costs ($24 million), the net change in rates under the steam rate plans ($9 million) and normal winter weather in 2013 compared to the milder weather in 2012 period ($36 million). Other steam operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s rate plans.

Steam sales and delivery volumes increased 20.0 percent in the three months ended March 31, 2013 compared with the 2012 period. After adjusting for variations, principally weather and billing days, steam sales and deliveries decreased 3.1 percent in the three months ended March 31, 2013, reflecting lower average normalized use per customer.

CECONY’s steam fuel costs increased $24 million in the three months ended March 31, 2013 compared with the 2012 period due to higher unit costs ($10 million) and sendout volumes ($14 million). Steam purchased power costs decreased $1 million in the three months ended March 31, 2013 compared with the 2012 period due to a decrease in unit costs ($2 million), offset by higher purchased volumes ($1 million).

Steam operating income increased $30 million in the three months ended March 31, 2013 compared with the 2012 period. The increase reflects primarily higher net revenues ($46 million), offset in part by higher operations and maintenance expense ($16 million, due primarily to higher pension expense ($10 million) and higher surcharges that are collected in revenues from customers ($3 million)).

Income Taxes

Income taxes increased $18 million in the three months ended March 31, 2013 compared with the 2012 period due to lower deductions for injuries and damages payments in 2013 ($9 million) and higher taxable income.

O&R

	Three Months Ended March 31, 2013			Three Months Ended March 31, 2012
(Millions of Dollars)	Electric	Gas	2013 Total	Electric	Gas	2012 Total	2013-2012 Variation
Operating revenues	$145	$82	$227	$128	$82	$210	$17
Purchased power	50	—	50	40	—	40	10
Gas purchased for resale	—	28	28	—	26	26	2
Net revenues	95	54	149	88	56	144	5
Operations and maintenance	53	17	70	59	18	77	(7)
Depreciation and amortization	10	4	14	9	4	13	1
Taxes, other than income taxes	12	6	18	12	4	16	2
Operating income	$20	$27	$47	$8	$30	$38	$9

Electric

O&R’s results of electric operations for the three months ended March 31, 2013 compared with the 2012 period is as follows:

	Three Months Ended
(Millions of Dollars)	March 31, 2013	March 31, 2012	Variation
Operating revenues	$145	$128	$17
Purchased power	50	40	10
Net revenues	95	88	7
Operations and maintenance	53	59	(6)
Depreciation and amortization	10	9	1
Taxes, other than income taxes	12	12	—
Electric operating income	$20	$8	$12

O&R’s electric sales and deliveries, excluding off-system sales, for the three months ended March 31, 2013 compared with the 2012 period were:

	Millions of kWhs Delivered				Revenues in Millions
	Three Months Ended				Three Months Ended
Description	March 31, 2013	March 31, 2012	Variation	Percent Variation	March 31, 2013	March 31, 2012	Variation	Percent Variation
Residential/Religious(a)	368	375	(7)	(1.9)%	65	$58	$7	12.1%
Commercial/Industrial	208	243	(35)	(14.4)	30	28	2	7.1
Retail access customers	733	689	44	6.4	41	37	4	10.8
Public authorities	26	28	(2)	(7.1)	3	2	1	50.0
Other operating revenues	—	—	—	—	6	3	3	Large
Total	1,335	1,335	—	—	$145	$128	$17	13.3%

(a)	“Residential/Religious” generally includes single-family dwellings, individual apartments in multi-family dwellings, religious organizations and certain other not-for-profit organizations.

O&R’s electric operating revenues increased $17 million in the three months ended March 31, 2013 compared with the 2012 period due primarily to higher purchased power costs ($10 million), and higher revenues from the New York electric rate plan ($3 million). O&R’s New York electric delivery revenues are subject to a revenue decoupling mechanism, as a result of which delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved. O&R’s electric sales in New Jersey and Pennsylvania are not subject to a decoupling mechanism, and as a result, changes in such volumes do impact revenues. Other electric operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s electric rate plan.

Electric delivery volumes in O&R’s service area were the same as the 2012 period. After adjusting for weather and other variations, electric delivery volumes in O&R’s service area decreased 2.1 percent in the three months ended March 31, 2013 compared with the 2012 period.

Electric operating income increased $12 million in the three months ended March 31, 2013 compared with the 2012 period. The increase reflects primarily higher net revenues ($7 million) and lower operations and maintenance expense ($6 million, due primarily to lower pension expense), offset by higher depreciation and amortization expenses ($1 million).

Gas

O&R’s results of gas operations for the three months ended March 31, 2013 compared with the 2012 period is as follows:

	Three Months Ended
(Millions of Dollars)	March 31, 2013	March 31, 2012	Variation
Operating revenues	$82	$82	$—
Gas purchased for resale	28	26	2
Net revenues	54	56	(2)
Operations and maintenance	17	18	(1)
Depreciation and amortization	4	4	—
Taxes, other than income taxes	6	4	2
Gas operating income	$27	$30	$(3)

O&R’s gas sales and deliveries, excluding off-system sales, for the three months ended March 31, 2013 compared with the 2012 period were:

	Thousands of dths Delivered				Revenues in Millions
	Three Months Ended				Three Months Ended
Description	March 31, 2013	March 31, 2012	Variation	Percent Variation	March 31, 2013	March 31, 2012	Variation	Percent Variation
Residential	3,448	2,856	592	20.7%	$42	$39	$3	7.7%
General	745	561	184	32.8	8	7	1	14.3
Firm transportation	5,425	4,368	1,057	24.2	33	31	2	6.5
Total firm sales and transportation	9,618	7,785	1,833	23.5	83	77	6	7.8
Interruptible sales	1,124	1,309	(185)	(14.1)	1	1	—	—
Generation plants	239	—	239	Large	—	—	—	—
Other	422	339	83	24.5	—	—	—	—
Other gas revenues	—	—	—	—	(2)	4	(6)	Large
Total	11,403	9,433	1,970	20.9%	$82	$82	—	—

O&R’s gas operating revenues were the same as the 2012 period.

Sales and transportation volumes for firm customers increased 23.5 percent in the three months ended March 31, 2013 compared with the 2012 period. After adjusting for weather and other variations, total firm sales and transportation volumes increased 1.1 percent in the three months ended March 31, 2013 compared with the 2012 period.

Gas operating income decreased $3 million in the three months ended March 31, 2013 compared with the 2012 period. The decrease reflects primarily lower net revenues ($2 million) and higher taxes other than income taxes ($2 million), offset by lower operating and maintenance expenses ($1 million).

Income Taxes

Income taxes decreased $4 million in the three months ended March 31, 2013 compared with the 2012 period due primarily to changes in estimates relating to accumulated deferred income taxes.

Competitive Energy Businesses

The competitive energy businesses’ results of operations for the three months ended March 31, 2013 compared with the 2012 period is as follows:

	Three Months Ended
(Millions of Dollars)	March 31, 2013	March 31, 2012	Variation
Operating revenues	$152	$310	$(158)
Purchased power	202	295	(93)
Gas purchased for resale	3	1	2
Net revenues	(53)	14	(67)
Operations and maintenance	20	27	(7)
Depreciation and amortization	4	2	2
Taxes, other than income taxes	5	5	—
Operating income	$(82)	$(20)	$(62)

The competitive energy businesses’ operating revenues decreased $158 million in the three months ended March 31, 2013 compared with the 2012 period, due primarily to the impact of the LILO transactions ($121 million, see Note H to the First Quarter Financial Statements) and lower electric retail and wholesale revenues. Electric retail revenues decreased $23 million, due to lower sales volume ($36 million), offset by higher unit prices ($13 million). Electric wholesale revenues decreased $17 million in the three months ended March 31, 2013 as compared with the 2012 period, due to lower sales volumes ($13 million) and unit prices ($4 million). Net mark-to-market values increased $77 million in the three months ended March 31, 2013 as compared with the 2012 period, of which $72 million in gains are reflected in purchased power costs and $5 million in gains are reflected in revenues. Other revenues decreased $2 million in the three months ended March 31, 2013 as compared with the 2012 period.

Purchased power costs decreased $93 million in the three months ended March 31, 2013 compared with the 2012 period, due primarily to changes in mark-to-market values ($72 million) and lower volumes ($51 million), offset by higher unit prices ($30 million). Operating income decreased $62 million in 2013 compared with 2012 due primarily to the impact of the LILO transactions ($121 million) and lower margins ($13 million), offset by net mark-to-market effects ($77 million).

Net Interest Expense

Net interest expense increased $128 million in the three months ended March 31, 2013 compared with the 2012 period, due primarily to the impact of the LILO transactions. See Note H to the First Quarter Financial Statements.

Income Taxes

Income taxes decreased $91 million in the three months ended March 31, 2013 compared with the 2012 period, due primarily to the impact of the LILO transactions and a tax benefit resulting from the acceptance by the IRS of the company’s claim for manufacturing tax deductions (see Notes H and I to the First Quarter Financial Statements).

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

Item 1A: Risk Factors

There were no material changes in the Companies’ risk factors compared to those disclosed in Item 1A of the Form 10-K.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased*	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Appropriate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2013 to January 31, 2013	94,542	$56.06	—	—
February 1, 2013 to February 28, 2013	59,246	57.34	—	—
March 1, 2013 to March 31, 2013	87,725	58.93	—	—
Total	241,513	$57.44	—	—

*	Represents Con Edison common shares purchased in open-market transactions. The number of shares purchased approximated the number of treasury shares used for the company’s employee stock plans.

Item 6: Exhibits

CON EDISON

Exhibit 12.1	Statement of computation of Con Edison’s ratio of earnings to fixed charges for the three-month periods ended March 31, 2013 and 2012, and the 12-month period ended December 31, 2012.

Exhibit 31.1.1	Rule 13a-14(a)/15d-14(a) Certifications – Chief Executive Officer.

Exhibit 31.1.2	Rule 13a-14(a)/15d-14(a) Certifications – Chief Financial Officer.

Exhibit 32.1.1	Section 1350 Certifications – Chief Executive Officer.

Exhibit 32.1.2	Section 1350 Certifications – Chief Financial Officer.

Exhibit 101.INS	XBRL Instance Document.

Exhibit 101.SCH	XBRL Taxonomy Extension Schema.

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase.

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase.

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

CECONY

Exhibit 4.2	Form of CECONY’s 3.95% Debentures, Series 2013 A (incorporated by reference to Exhibit 4 to CECONY’s Current Report on Form 8-K, dated February 25, 2013—File No. 1-1217).

Exhibit 12.2	Statement of computation of CECONY’s ratio of earnings to fixed charges for the three-month periods ended March 31, 2013 and 2012, and the 12-month period ended December 31, 2012.

Exhibit 31.2.1	Rule 13a-14(a)/15d-14(a) Certifications – Chief Executive Officer.

Exhibit 31.2.2	Rule 13a-14(a)/15d-14(a) Certifications – Chief Financial Officer.

Exhibit 32.2.1	Section 1350 Certifications – Chief Executive Officer.

Exhibit 32.2.2	Section 1350 Certifications – Chief Financial Officer.

Exhibit 101.INS	XBRL Instance Document.

Exhibit 101.SCH	XBRL Taxonomy Extension Schema.

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase.

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase.

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, instruments defining the rights of holders of long-term debt of Con Edison’s subsidiaries other than CECONY, the total amount of which does not exceed ten percent of the total assets of Con Edison and its subsidiaries on a consolidated basis, are not filed as exhibits to Con Edison’s Form 10-K or Form 10-Q. Con Edison agrees to furnish to the SEC upon request a copy of any such instrument.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONSOLIDATED EDISON, INC.
CONSOLIDATED EDISON COMPANY OF NEW YORK, INC.

DATE: May 2, 2013	By	/s/ Robert Hoglund
Robert Hoglund Senior Vice President, Chief Financial Officer and Duly Authorized Officer

