Form 10-Q
period 2013-09-30
CONSOLIDATED EDISON CO OF NEW YORK INC; CONSOLIDATED EDISON INC
filed 2013-11-04
CIK 23632, 1047862

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

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

As of October 30, 2013, Con Edison had outstanding 292,888,192 Common Shares ($.10 par value). All of the outstanding common equity of CECONY is held by Con Edison.

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

Glossary of Terms

The following is a glossary of frequently used abbreviations or acronyms that are used in the Companies’ SEC reports:

Con Edison Companies
Con Edison	Consolidated Edison, Inc.
CECONY	Consolidated Edison Company of New York, Inc.
Con Edison Development	Consolidated Edison Development, Inc.
Con Edison Energy	Consolidated Edison Energy, Inc.
Con Edison Solutions	Consolidated Edison Solutions, Inc.
O&R	Orange and Rockland Utilities, Inc.
Pike	Pike County Light & Power Company
RECO	Rockland Electric Company
The Companies	Con Edison and CECONY
The Utilities	CECONY and O&R
Regulatory Agencies, Government Agencies, and Quasi-governmental Not-for-Profits
EPA	U. S. Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
IRS	Internal Revenue Service
ISO-NE	ISO New England Inc.
NJBPU	New Jersey Board of Public Utilities
NJDEP	New Jersey Department of Environmental Protection
NYISO	New York Independent System Operator
NYPA	New York Power Authority
NYSAG	New York State Attorney General
NYSDEC	New York State Department of Environmental Conservation
NYSERDA	New York State Energy Research and Development Authority
NYSPSC	New York State Public Service Commission
NYSRC	New York State Reliability Council, LLC
PAPUC	Pennsylvania Public Utility Commission
PJM	PJM Interconnection LLC
SEC	U.S. Securities and Exchange Commission
Accounting
ABO	Accumulated Benefit Obligation
ASU	Accounting Standards Update
FASB	Financial Accounting Standards Board
LILO	Lease In/Lease Out
OCI	Other Comprehensive Income
SFAS	Statement of Financial Accounting Standards
VIE	Variable interest entity
Environmental
CO2	Carbon dioxide
GHG	Greenhouse gases
MGP Sites	Manufactured gas plant sites
PCBs	Polychlorinated biphenyls
PRP	Potentially responsible party
SO2	Sulfur dioxide
Superfund	Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 and similar state statutes

Units of Measure
AC	Alternating current
dths	Dekatherms
kV	Kilovolt
kWh	Kilowatt-hour
mdths	Thousand dekatherms
MMlbs	Million pounds
MVA	Megavolt ampere
MW	Megawatt or thousand kilowatts
MWH	Megawatt hour
Other
AFDC	Allowance for funds used during construction
COSO	Committee of Sponsoring Organizations of the Treadway Commission
EMF	Electric and magnetic fields
ERRP	East River Repowering Project
Fitch	Fitch Ratings
First Quarter Form 10-Q	The Companies’ combined Quarterly Report on Form 10-Q for the quarterly period ended March 31 of the current year
Form 10-K	The Companies’ combined Annual Report on Form 10-K for the year ended December 31, 2012
LTIP	Long Term Incentive Plan
Moody’s	Moody’s Investors Service
S&P	Standard & Poor’s Financial Services LLC
Second Quarter Form 10-Q	The Companies’ combined Quarterly Report on Form 10-Q for the quarterly period ended June 30 of the current year
Third Quarter Form 10-Q	The Companies’ combined Quarterly Report on Form 10-Q for the quarterly period ended September 30 of the current year
VaR	Value-at-Risk

3

FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements intended to qualify for the safe-harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements of future expectation and not facts. Words such as “expects,” “estimates,” “anticipates,” “intends,” “believes,” “plans,” “will” and similar expressions identify forward-looking statements. Forward-looking statements are based on information available at the time the statements are made, and accordingly speak only as of that time. Actual results or developments might differ materially from those included in the forward-looking statements because of various risks, including:

•	the failure to operate energy facilities safely and reliably could adversely affect the Companies;

•	the failure to properly complete construction projects could adversely affect the Companies;

•	the failure of processes and systems and the performance of employees and contractors could adversely affect the Companies;

•	the Companies are extensively regulated and are subject to penalties;

•	the Utilities’ rate plans may not provide a reasonable return;

•	the Companies may be adversely affected by changes to the Utilities’ rate plans;

•	the Companies are exposed to risks from the environmental consequences of their operations;

•	a disruption in the wholesale energy markets or failure by an energy supplier could adversely affect the Companies;

•	the Companies have substantial unfunded pension and other postretirement benefit liabilities;

•	Con Edison’s ability to pay dividends or interest depends on dividends from its subsidiaries;

•	the Companies require access to capital markets to satisfy funding requirements;

•	a cyber attack could adversely affect the Companies; and

•	the Companies also face other risks that are beyond their control.

Consolidated Edison, Inc. CONSOLIDATED INCOME STATEMENT (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
	(Millions of Dollars/Except Share Data)
OPERATING REVENUES
Electric	$2,822	$2,810	$6,799	$6,762
Gas	225	216	1,333	1,161
Steam	72	68	522	414
Non-utility	365	344	833	950
TOTAL OPERATING REVENUES	3,484	3,438	9,487	9,287
OPERATING EXPENSES
Purchased power	946	930	2,421	2,440
Fuel	56	59	261	213
Gas purchased for resale	74	56	443	314
Other operations and maintenance	795	826	2,400	2,365
Depreciation and amortization	258	240	764	709
Taxes, other than income taxes	500	476	1,431	1,360
TOTAL OPERATING EXPENSES	2,629	2,587	7,720	7,401
OPERATING INCOME	855	851	1,767	1,886
OTHER INCOME (DEDUCTIONS)
Investment and other income	8	4	19	14
Allowance for equity funds used during construction	1	1	2	3
Other deductions	(4)	(3)	(12)	(13)
TOTAL OTHER INCOME (DEDUCTIONS)	5	2	9	4
INCOME BEFORE INTEREST AND INCOME TAX EXPENSE	860	853	1,776	1,890
INTEREST EXPENSE
Interest on long-term debt	145	146	433	440
Other interest	2	6	143	17
Allowance for borrowed funds used during construction	(1)	—	(1)	(2)
NET INTEREST EXPENSE	146	152	575	455
INCOME BEFORE INCOME TAX EXPENSE	714	701	1,201	1,435
INCOME TAX EXPENSE	250	261	373	501
NET INCOME	464	440	828	934
Preferred stock dividend requirements of subsidiary	—	—	—	(3)
NET INCOME FOR COMMON STOCK	$464	$440	$828	$931
Net income for common stock per common share—basic	$1.58	$1.50	$2.83	$3.18
Net income for common stock per common share—diluted	$1.58	$1.49	$2.81	$3.16
DIVIDENDS DECLARED PER SHARE OF COMMON STOCK	$0.615	$0.605	$1.845	$1.815
AVERAGE NUMBER OF SHARES OUTSTANDING—BASIC (IN MILLIONS)	292.9	292.9	292.9	292.9
AVERAGE NUMBER OF SHARES OUTSTANDING—DILUTED (IN MILLIONS)	294.3	294.6	294.3	294.6

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc. CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
	(Millions of Dollars)
NET INCOME	$464	$440	$828	$934
OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAXES
Pension plan liability adjustments, net of $1 and $4 in 2013 and $1 and $5 taxes in 2012, respectively	2	2	7	8
TOTAL OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAXES	2	2	7	8
COMPREHENSIVE INCOME	466	442	835	942
Preferred stock dividend requirements of subsidiary	—	—	—	(3)
COMPREHENSIVE INCOME FOR COMMON STOCK	$466	$442	$835	$939

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc. CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30,
	2013	2012
	(Millions of Dollars)
OPERATING ACTIVITIES
Net Income	$828	$934
PRINCIPAL NON-CASH CHARGES/(CREDITS) TO INCOME
Depreciation and amortization	764	709
Deferred income taxes	116	344
Rate case amortization and accruals	1	32
Common equity component of allowance for funds used during construction	(2)	(3)
Net derivative (gains)/losses	(6)	(61)
Pre-tax gains on the termination of LILO transactions	(95)	—
Other non-cash items (net)	46	(53)
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable – customers, less allowance for uncollectibles	(51)	(196)
Special deposits	(305)	—
Materials and supplies, including fuel oil and gas in storage	(38)	1
Other receivables and other current assets	(8)	54
Prepayments	(362)	(288)
Accounts payable	(193)	18
Pensions and retiree benefits obligations	665	713
Pensions and retiree benefits contributions	(887)	(821)
Accrued taxes	217	(80)
Accrued interest	171	46
Superfund and environmental remediation costs (net)	(6)	7
Deferred charges, noncurrent assets and other regulatory assets	(6)	183
Deferred credits and other regulatory liabilities	291	83
Other assets	51	—
Other liabilities	47	16
NET CASH FLOWS FROM OPERATING ACTIVITIES	1,238	1,638
INVESTING ACTIVITIES
Utility construction expenditures	(1,701)	(1,450)
Cost of removal less salvage	(144)	(118)
Non-utility construction expenditures	(149)	(68)
Investments in solar energy projects	(174)	(258)
Proceeds from grants related to solar energy projects	88	27
Increase in restricted cash	(15)	—
Proceeds from the termination of LILO transactions	200	—
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(1,895)	(1,867)
FINANCING ACTIVITIES
Net proceeds of short-term debt	681	340
Preferred stock redemption	—	(239)
Issuance of long-term debt	919	400
Retirement of long-term debt	(707)	(304)
Issuance of common shares for stock plans, net of repurchases	(4)	(16)
Debt issuance costs	(12)	(4)
Common stock dividends	(540)	(524)
Preferred stock dividends	—	(3)
NET CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES	337	(350)
CASH AND TEMPORARY CASH INVESTMENTS:
NET CHANGE FOR THE PERIOD	(320)	(579)
BALANCE AT BEGINNING OF PERIOD	394	648
BALANCE AT END OF PERIOD	$74	$69
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$372	$379
Income taxes	$27	$46

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc. CONSOLIDATED BALANCE SHEET (UNAUDITED)

	September 30, 2013	December 31, 2012
	(Millions of Dollars)
ASSETS
CURRENT ASSETS
Cash and temporary cash investments	$74	$394
Special deposits	375	70
Accounts receivable – customers, less allowance for uncollectible accounts of $95 and $94 in 2013 and 2012, respectively	1,273	1,222
Accrued unbilled revenue	425	516
Other receivables, less allowance for uncollectible accounts of $8 and $10 in 2013 and 2012, respectively	257	228
Fuel oil, gas in storage, materials and supplies, at average cost	368	330
Prepayments	521	159
Deferred tax assets – current	186	296
Regulatory assets	46	74
Other current assets	179	162
TOTAL CURRENT ASSETS	3,704	3,451
INVESTMENTS	444	467
UTILITY PLANT, AT ORIGINAL COST
Electric	23,041	22,376
Gas	5,388	5,120
Steam	2,117	2,049
General	2,301	2,302
TOTAL	32,847	31,847
Less: Accumulated depreciation	6,952	6,573
Net	25,895	25,274
Construction work in progress	1,450	1,027
NET UTILITY PLANT	27,345	26,301
NON-UTILITY PLANT
Non-utility property, less accumulated depreciation of $84 and $68 in 2013 and 2012, respectively	581	555
Construction work in progress	29	83
NET PLANT	27,955	26,939
OTHER NONCURRENT ASSETS
Goodwill	429	429
Intangible assets, less accumulated amortization of $4 in 2013 and 2012	4	2
Regulatory assets	9,190	9,705
Other deferred charges and noncurrent assets	238	216
TOTAL OTHER NONCURRENT ASSETS	9,861	10,352
TOTAL ASSETS	$41,964	$41,209

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc. CONSOLIDATED BALANCE SHEET (UNAUDITED)

	September 30, 2013	December 31, 2012
	(Millions of Dollars)
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Long-term debt due within one year	$483	$706
Notes payable	1,220	539
Accounts payable	925	1,215
Customer deposits	316	304
Accrued taxes	379	162
Accrued interest	324	153
Accrued wages	93	94
Fair value of derivative liabilities	25	47
Regulatory liabilities	117	183
Uncertain income tax liabilities	—	44
Other current liabilities	491	498
TOTAL CURRENT LIABILITIES	4,373	3,945
NONCURRENT LIABILITIES
Obligations under capital leases	2	2
Provision for injuries and damages	195	149
Pensions and retiree benefits	3,816	4,678
Superfund and other environmental costs	512	545
Asset retirement obligations	164	159
Fair value of derivative liabilities	29	31
Uncertain income tax liabilities	8	—
Other noncurrent liabilities	120	125
TOTAL NONCURRENT LIABILITIES	4,846	5,689
DEFERRED CREDITS AND REGULATORY LIABILITIES
Deferred income taxes and investment tax credits	8,481	8,372
Regulatory liabilities	1,557	1,202
Other deferred credits	48	70
TOTAL DEFERRED CREDITS AND REGULATORY LIABILITIES	10,086	9,644
LONG-TERM DEBT	10,493	10,062
COMMON SHAREHOLDERS’ EQUITY (See Statement of Common Shareholders’ Equity)	12,166	11,869
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$41,964	$41,209

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc. CONSOLIDATED STATEMENT OF COMMON SHAREHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Capital Stock Expense	Accumulated Other Comprehensive Income/(Loss)
(Millions of Dollars/Except Share Data)	Shares	Amount			Shares	Amount			Total
BALANCE AS OF DECEMBER 31, 2011	292,888,521	$32	$4,991	$7,568	23,194,075	$(1,033)	$(64)	$(58)	$11,436
Net income for common stock				277					277
Common stock dividends				(177)					(177)
Issuance of common shares for stock plans, net of repurchases	(7,225)				7,225	(2)			(2)
Preferred stock redemption							4		4
Other comprehensive income								7	7
BALANCE AS OF MARCH 31, 2012	292,881,296	$32	$4,991	$7,668	23,201,300	$(1,035)	$(60)	$(51)	$11,545
Net income for common stock				214					214
Common stock dividends				(178)					(178)
Issuance of common shares for stock plans, net of repurchases	1,700				(1,700)		(1)		(1)
Other comprehensive loss								(1)	(1)
BALANCE AS OF JUNE 30, 2012	292,882,996	$32	$4,991	$7,704	23,199,600	$(1,035)	$(61)	$(52)	$11,579
Net income for common stock				440					440
Common stock dividends				(177)					(177)
Issuance of common shares for stock plans, net of repurchases	(11,100)				11,100	(2)			(2)
Other comprehensive income								2	2
BALANCE AS OF SEPTEMBER 30, 2012	292,871,896	$32	$4,991	$7,967	23,210,700	$(1,037)	$(61)	$(50)	$11,842
BALANCE AS OF DECEMBER 31, 2012	292,871,896	$32	$4,991	$7,997	23,210,700	$(1,037)	$(61)	$(53)	$11,869
Net income for common stock				192					192
Common stock dividends				(180)					(180)
Issuance of common shares for stock plans, net of repurchases	95,468		(2)		(95,468)	7			5
Other comprehensive income								3	3
BALANCE AS OF MARCH 31, 2013	292,967,364	$32	$4,989	$8,009	23,115,232	$(1,030)	$(61)	$(50)	$11,889
Net income for common stock				172					172
Common stock dividends				(180)					(180)
Issuance of common shares for stock plans, net of repurchases	(4,078)		1		4,078	(1)			—
Other comprehensive income								2	2
BALANCE AS OF JUNE 30, 2013	292,963,286	$32	$4,990	$8,001	23,119,310	$(1,031)	$(61)	$(48)	$11,883
Net income for common stock				464					464
Common stock dividends				(180)					(180)
Issuance of common shares for stock plans, net of repurchases	(34,931)				34,931	(3)			(3)
Other comprehensive income								2	2
BALANCE AS OF SEPTEMBER 30, 2013	292,928,355	$32	$4,990	$8,285	23,154,241	$(1,034)	$(61)	$(46)	$12,166

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc. CONSOLIDATED INCOME STATEMENT (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
	(Millions of Dollars)
OPERATING REVENUES
Electric	$2,622	$2,611	$6,309	$6,307
Gas	199	189	1,190	1,017
Steam	72	68	522	414
TOTAL OPERATING REVENUES	2,893	2,868	8,021	7,738
OPERATING EXPENSES
Purchased power	624	604	1,548	1,554
Fuel	56	59	261	213
Gas purchased for resale	58	45	376	264
Other operations and maintenance	686	725	2,102	2,065
Depreciation and amortization	237	225	705	664
Taxes, other than income taxes	480	456	1,370	1,300
TOTAL OPERATING EXPENSES	2,141	2,114	6,362	6,060
OPERATING INCOME	752	754	1,659	1,678
OTHER INCOME (DEDUCTIONS)
Investment and other income	1	2	7	6
Allowance for equity funds used during construction	1	—	1	2
Other deductions	(3)	(2)	(10)	(10)
TOTAL OTHER INCOME (DEDUCTIONS)	(1)	—	(2)	(2)
INCOME BEFORE INTEREST AND INCOME TAX EXPENSE	751	754	1,657	1,676
INTEREST EXPENSE
Interest on long-term debt	127	130	384	395
Other interest	1	8	12	19
Allowance for borrowed funds used during construction	—	—	(1)	(1)
NET INTEREST EXPENSE	128	138	395	413
INCOME BEFORE INCOME TAX EXPENSE	623	616	1,262	1,263
INCOME TAX EXPENSE	222	227	431	436
NET INCOME	401	389	831	827
Preferred stock dividend requirements	—	—	—	(3)
NET INCOME FOR COMMON STOCK	$401	$389	$831	$824

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc. CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Month Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
	(Millions of Dollars)
NET INCOME	$401	$389	$831	$827
OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAXES
Pension plan liability adjustments, net of $(1) taxes in 2012	—	—	—	(2)
TOTAL OTHER COMPREHENSIVE INCOME, NET OF TAXES	—	—	—	(2)
COMPREHENSIVE INCOME	$401	$389	$831	$825

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc. CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30,
	2013	2012
	(Millions of Dollars)
OPERATING ACTIVITIES
Net income	$831	$827
PRINCIPAL NON-CASH CHARGES/(CREDITS) TO INCOME
Depreciation and amortization	705	664
Deferred income taxes	364	220
Rate case amortization and accruals	1	32
Common equity component of allowance for funds used during construction	(1)	(2)
Other non-cash items (net)	(72)	84
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable—customers, less allowance for uncollectibles	(39)	(197)
Materials and supplies, including fuel oil and gas in storage	(26)	12
Other receivables and other current assets	(27)	(41)
Prepayments	(347)	(308)
Accounts payable	(180)	50
Pensions and retiree benefits obligations	616	639
Pensions and retiree benefits contributions	(830)	(761)
Superfund and environmental remediation costs (net)	(6)	7
Accrued taxes	(92)	40
Accrued interest	43	46
Deferred charges, noncurrent assets and other regulatory assets	63	84
Deferred credits and other regulatory liabilities	302	88
Other liabilities	64	(21)
NET CASH FLOWS FROM OPERATING ACTIVITIES	1,369	1,463
INVESTING ACTIVITIES
Utility construction expenditures	(1,614)	(1,368)
Cost of removal less salvage	(139)	(115)
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(1,753)	(1,483)
FINANCING ACTIVITIES
Net proceeds of short-term debt	621	332
Preferred stock redemption	—	(239)
Issuance of long-term debt	700	400
Retirement of long-term debt	(700)	(300)
Debt issuance costs	(7)	(4)
Dividend to parent	(545)	(512)
Preferred stock dividends	—	(3)
NET CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES	69	(326)
CASH AND TEMPORARY CASH INVESTMENTS:
NET CHANGE FOR THE PERIOD	(315)	(346)
BALANCE AT BEGINNING OF PERIOD	353	372
BALANCE AT END OF PERIOD	$38	$26
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$336	$344
Income taxes	$117	$50

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc. CONSOLIDATED BALANCE SHEET (UNAUDITED)

	September 30, 2013	December 31, 2012
	(Millions of Dollars)

ASSETS
CURRENT ASSETS
Cash and temporary cash investments	$38	$353
Special deposits	86	65
Accounts receivable – customers, less allowance for uncollectible accounts of $89 and $87 in 2013 and 2012, respectively	1,147	1,108
Other receivables, less allowance for uncollectible accounts of $6 and $9 in 2013 and 2012, respectively	142	106
Accrued unbilled revenue	329	406
Accounts receivable from affiliated companies	35	61
Fuel oil, gas in storage, materials and supplies, at average cost	311	285
Prepayments	428	81
Regulatory assets	42	60
Deferred tax assets – current	123	193
Other current assets	60	69
TOTAL CURRENT ASSETS	2,741	2,787
INVESTMENTS	231	207
UTILITY PLANT AT ORIGINAL COST
Electric	21,680	21,079
Gas	4,794	4,547
Steam	2,117	2,049
General	2,123	2,126
TOTAL	30,714	29,801
Less: Accumulated depreciation	6,357	6,009
Net	24,357	23,792
Construction work in progress	1,373	947
NET UTILITY PLANT	25,730	24,739
NON-UTILITY PROPERTY
Non-utility property, less accumulated depreciation of $25 in 2013 and 2012	5	6
NET PLANT	25,735	24,745
OTHER NONCURRENT ASSETS
Regulatory assets	8,497	8,972
Other deferred charges and noncurrent assets	171	174
TOTAL OTHER NONCURRENT ASSETS	8,668	9,146
TOTAL ASSETS	$37,375	$36,885

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc. CONSOLIDATED BALANCE SHEET (UNAUDITED)

	September 30, 2013	December 31, 2012
	(Millions of Dollars)
LIABILITIES AND SHAREHOLDER’S EQUITY
CURRENT LIABILITIES
Long-term debt due within one year	$475	$700
Notes payable	1,042	421
Accounts payable	737	989
Accounts payable to affiliated companies	16	22
Customer deposits	304	292
Accrued taxes	20	37
Accrued taxes to affiliated companies	140	215
Accrued interest	176	133
Accrued wages	89	84
Fair value of derivative liabilities	19	28
Uncertain income tax liabilities	—	36
Regulatory liabilities	86	145
Other current liabilities	419	410
TOTAL CURRENT LIABILITIES	3,523	3,512
NONCURRENT LIABILITIES
Obligations under capital leases	2	2
Provision for injuries and damages	188	141
Pensions and retiree benefits	3,414	4,220
Superfund and other environmental costs	403	433
Asset retirement obligations	163	158
Fair value of derivative liabilities	7	11
Other noncurrent liabilities	109	115
TOTAL NONCURRENT LIABILITIES	4,286	5,080
DEFERRED CREDITS AND REGULATORY LIABILITIES
Deferred income taxes and investment tax credits	7,888	7,452
Regulatory liabilities	1,431	1,077
Other deferred credits	43	67
TOTAL DEFERRED CREDITS AND REGULATORY LIABILITIES	9,362	8,596
LONG-TERM DEBT	9,366	9,145
COMMON SHAREHOLDER’S EQUITY (See Statement of Common Shareholder’s Equity)	10,838	10,552
TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$37,375	$36,885

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc. CONSOLIDATED STATEMENT OF COMMON SHAREHOLDER’S EQUITY (UNAUDITED)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Repurchased Con Edison Stock	Capital Stock Expense	Accumulated Other Comprehensive Income/(Loss)	Total
(Millions of Dollars/Except Share Data)	Shares	Amount
BALANCE AS OF DECEMBER 31, 2011	235,488,094	$589	$4,234	$6,429	$(962)	$(64)	$(8)	$10,218
Net income				276				276
Common stock dividend to parent				(171)				(171)
Cumulative preferred dividends				(3)				(3)
Preferred stock redemption						4		4
Other comprehensive income							—	—
BALANCE AS OF MARCH 31, 2012	235,488,094	$589	$4,234	$6,531	$(962)	$(60)	$(8)	$10,324
Net income				163				163
Common stock dividend to parent				(171)				(171)
Other comprehensive loss							(2)	(2)
BALANCE AS OF JUNE 30, 2012	235,488,094	$589	$4,234	$6,523	$(962)	$(60)	$(10)	$10,314
Net income				389				389
Common stock dividend to parent				(171)				(171)
Cumulative preferred dividends				—				—
Other comprehensive loss							—	—
BALANCE AS OF SEPTEMBER 30, 2012	235,488,094	$589	$4,234	$6,741	$(962)	$(60)	$(10)	$10,532
BALANCE AS OF DECEMBER 31, 2012	235,488,094	$589	$4,234	$6,761	$(962)	$(61)	$(9)	$10,552
Net income				277				277
Common stock dividend to parent				(182)				(182)
Other comprehensive income							—	—
BALANCE AS OF MARCH 31, 2013	235,488,094	$589	$4,234	$6,856	$(962)	$(61)	$(9)	$10,647
Net income				153				153
Common stock dividend to parent				(182)				(182)
Other comprehensive income							—	—
BALANCE AS OF JUNE 30, 2013	$235,488,094	$589	$4,234	$6,827	$(962)	$(61)	$(9)	$10,618
Net income				401				401
Common stock dividend to parent				(181)				(181)
Other comprehensive income							—	—
BALANCE AS OF SEPTEMBER 30, 2013	$235,488,094	$589	$4,234	$7,047	$(962)	$(61)	$(9)	$10,838

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

The separate interim consolidated financial statements of each of the Companies are unaudited but, in the opinion of their respective managements, reflect all adjustments (which include only normally recurring adjustments) necessary for a fair presentation of the results for the interim periods presented. The Companies’ separate interim consolidated financial statements should be read together with their separate audited financial statements (including the combined notes thereto) included in Item 8 of their combined Annual Report on Form 10-K for the year ended December 31, 2012 and their separate unaudited financial statements (including the combined notes thereto) included in Part I, Item 1 of their combined Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2013 and June 30, 2013.

Con Edison has two regulated utility subsidiaries: CECONY and O&R. CECONY provides electric service and gas service in New York City and Westchester County. The company also provides steam service in parts of Manhattan. O&R, along with its regulated utility subsidiaries, provides electric service in southeastern New York and adjacent areas of northern New Jersey and eastern Pennsylvania and gas service in southeastern New York and adjacent areas of eastern Pennsylvania. Con Edison has the following competitive energy businesses: Consolidated Edison Solutions, Inc. (Con Edison Solutions), a retail energy services company that sells electricity and also offers energy-related services; Consolidated Edison Energy, Inc. (Con Edison Energy), a wholesale energy services company; and Consolidated Edison Development, Inc. (Con Edison Development), a company that develops and participates in infrastructure projects.

Note A — Summary of Significant Accounting Policies

Reclassifications and Revisions

Prior period amounts have been reclassified where necessary to conform to the current period presentation.

Con Edison’s consolidated statement of cash flows for the six months ended June 30, 2013, incorrectly reduced net cash flows from financing activities and increased net cash flows from operating activities by an amount equal to the $108 million of net cash proceeds from the termination of the 1999 LILO transaction. A revision will be made on Con Edison’s consolidated statement of cash flows for the six months ended June 30, 2013 when the company files its Form 10-Q for the quarterly period ended June 30, 2014. The company does not deem this revision material to its consolidated financial statements for the six months ended June 30, 2013.

Earnings Per Common Share

For the three and nine months ended September 30, 2013 and 2012, basic and diluted earnings per share (EPS) for Con Edison are calculated as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Millions of Dollars, except per share amounts/Shares in Millions)	2013	2012	2013	2012
Net income for common stock	$464	$440	$828	$931
Weighted average common shares outstanding – basic	292.9	292.9	292.9	292.9
Add: Incremental shares attributable to effect of potentially dilutive securities	1.4	1.7	1.4	1.7
Adjusted weighted average common shares outstanding – diluted	294.3	294.6	294.3	294.6
Net income for common stock per common share – basic	$1.58	$1.50	$2.83	$3.18
Net income for common stock per common share – diluted	$1.58	$1.49	$2.81	$3.16

The computation of diluted EPS for the three and nine months ended September 30, 2013 and 2012 excludes immaterial amounts of performance share awards which were not included because of their anti-dilutive effect.

Changes in Accumulated Other Comprehensive Income by Component

For the three and nine months ended September 30, 2013, changes to accumulated other comprehensive income (OCI) for Con Edison and CECONY are as follows:

(Millions of Dollars)	Con Edison	CECONY
Accumulated OCI, net of taxes, at December 31, 2012	$(53)	$(9)
OCI before reclassifications, net of tax of $1 and $- for Con Edison and CECONY, respectively	1	—
Amounts reclassified from accumulated OCI related to pension plan liabilities, net of tax of $1 and $- for Con Edison and CECONY, respectively (a)(b)	2	—
Total OCI, net of taxes, at March 31, 2013	$3	$—
Accumulated OCI, net of taxes, at March 31, 2013 (b)	$(50)	$(9)
OCI before reclassifications	—	—
Amounts reclassified from accumulated OCI related to pension plan liabilities, net of tax of $1 and $- for Con Edison and CECONY, respectively (a)(b)	2	—
Total OCI, net of taxes, at June 30, 2013	$2	$—
Accumulated OCI, net of taxes, at June 30, 2013 (b)	$(48)	$(9)
OCI before reclassifications	—	—
Amounts reclassified from accumulated OCI related to pension plan liabilities, net of tax of $1 and $- for Con Edison and CECONY, respectively (a)(b)	2	—
Total OCI, net of taxes, at September 30, 2013	$2	$—
Accumulated OCI, net of taxes, at September 30, 2013 (b)	$(46)	$(9)

(a)	For the portion of unrecognized pension and other postretirement benefit costs relating to the regulated Utilities, costs are recorded into, and amortized out of, regulatory assets instead of OCI. The net actuarial losses and prior service costs recognized during the period are included in the computation of net periodic pension and other postretirement benefit cost. See Notes E and F.
(b)	Tax reclassified from accumulated OCI is reported in the income tax expense line item of the income statement.

Note B — Regulatory Matters

Rate Agreements

CECONY – Electric, Gas and Steam

In January 2013, CECONY filed requests for electric, gas and steam rate changes, effective January 1, 2014. The company requested electric and gas rate increases of $375 million and $25 million, respectively, and a steam rate decrease of $5 million, reflecting, among other things, a return on common equity of 10.35 percent and a common equity ratio of approximately 50 percent. In August 2013, the New York State Public Service Commission (NYSPSC) staff submitted its initial briefs which support decreases in the company’s electric, gas and steam rates of $146 million, $95 million and $10 million, respectively, reflecting, among other things, a return on common equity of 8.7 percent and a common equity ratio of 48 percent. In September 2013, the company submitted its reply briefs supporting increases in its electric, gas and steam rates of $418 million, $27 million and $8 million, respectively, reflecting, among other things, a return on common equity of 10.1 percent and a common equity ratio of approximately 50 percent. In October 2013, the NYSPSC’s Chief Administrative Law Judge appointed a settlement judge to assist in settlement discussions among the parties in these rate proceedings. There is no assurance that there will be a settlement, and any settlement would be subject to NYSPSC approval. Also, in October 2013, the company agreed to extend by one month the date by which the NYSPSC is required to issue a decision on the company’s rate requests, subject to a “make whole” provision that would keep the company and its customers in the same position they would have been absent the extension.

Other Regulatory Matters

In February 2009, the NYSPSC commenced a proceeding to examine the prudence of certain CECONY expenditures following the arrests of employees for accepting illegal payments from a construction contractor. Subsequently, additional employees were arrested for accepting illegal payments from materials suppliers and an engineering firm. The arrested employees were terminated by the company and have pled guilty or been convicted. Pursuant to NYSPSC orders, a portion of the company’s revenues (currently, $249 million, $32 million and $6 million on an annual basis for electric, gas and steam service, respectively) is being collected subject to potential refund to customers. The amount of electric revenues collected subject to refund, which was established in a different proceeding, and the amount of gas and steam revenues collected subject to refund were not established as indicative of the company’s potential liability in this proceeding. At September 30, 2013, the company had collected an estimated $1,318 million from customers subject to potential refund in connection with this proceeding. In January 2013, a NYSPSC consultant reported its estimate, with which the company does not agree, of $208 million of overcharges with respect to a substantial portion of the company’s construction expenditures from January 2000 to January 2009. The company is disputing the consultant’s estimate, including its determinations as to overcharges regarding specific construction expenditures it selected to review and its methodology of extrapolating such determinations over a substantial portion of the construction expenditures during this period. The NYSPSC’s consultant has not reviewed the company’s other expenditures. The company and NYSPSC staff are exploring a settlement in this proceeding. There is no assurance that there will be a settlement, and any settlement would be subject to NYSPSC approval. At September 30, 2013, the company had a $16 million regulatory liability for refund to customers of amounts recovered from vendors, arrested employees and insurers relating to this matter. The company is unable to estimate the amount, if any, by which any refund required by the NYSPSC may exceed this regulatory liability. The company currently estimates that any refund required by the NYSPSC could range in amount from the $16 million regulatory liability up to an amount based on the NYSPSC consultant’s $208 million estimate of overcharges.

In late October 2012, Superstorm Sandy caused extensive damage to the Utilities’ electric distribution system and interrupted service to approximately 1.4 million customers. Superstorm Sandy also damaged CECONY’s steam system and interrupted service to many of its steam customers. As of September 30, 2013, CECONY and O&R incurred response and restoration costs for Superstorm Sandy of $471 million and $92 million, respectively (including capital expenditures of $143 million and $15 million, respectively). Most of the costs that were not capitalized were deferred for recovery as a regulatory asset under the Utilities’ electric rate plans. See “Regulatory Assets and Liabilities,” below. The Utilities’ New York electric rate plans include provisions for revenue decoupling, as a result of which delivery revenues generally are not affected by changes in delivery volumes from levels assumed when rates were approved. The provisions of the Utilities’ New York electric plans that impose penalties for operating performance provide for exceptions for major storms and catastrophic events beyond the control of the companies, including natural disasters such as hurricanes and floods. The NYSPSC is investigating, and the New York State Attorney General investigated, the preparation and performance of the Utilities in connection with Superstorm Sandy and other major storms.

In June 2013, a commission appointed by the Governor of New York issued its final report on utility storm preparation and response. The commission identified deficiencies in the performance of the Utilities and other New York utilities and made recommendations regarding, among other things, preparation and response to flooding; estimation of customer restoration times; reliability of website outage maps; coordination with local governments and providers of other utility services; availability and allocation of staffing and other resources (including the utility industry’s mutual aid process); and communications with affected communities and local officials. The commission’s report also addressed the Long Island Power Authority, energy efficiency programs, utility infrastructure investment and regulatory deficiencies.

In March 2013, the New Jersey Board of Public Utilities established a proceeding to review the prudency of costs incurred by New Jersey utilities, including Rockland Electric Company (RECO, an O&R subsidiary), in response to major storm events in 2011 and 2012. At September 30, 2013, RECO had $28 million of storm costs deferred for recovery as a regulatory asset and had incurred $6 million of capital expenditures related to the storms.

Regulatory Assets and Liabilities

Regulatory assets and liabilities at September 30, 2013 and December 31, 2012 were comprised of the following items:

	Con Edison		CECONY
(Millions of Dollars)	2013	2012	2013	2012
Regulatory assets
Unrecognized pension and other postretirement costs	$5,011	$5,677	$4,779	$5,407
Future income tax	2,035	1,922	1,929	1,831
Environmental remediation costs	704	730	591	615
Deferred storm costs	451	432	340	309
Pension and other postretirement benefits deferrals	229	183	201	154
Revenue taxes	191	176	182	170
Surcharge for New York State assessment	119	73	113	68
Net electric deferrals	88	102	88	102
Unamortized loss on reacquired debt	67	74	64	70
Deferred derivative losses – long-term	34	40	13	20
O&R transition bond charges	34	39	—	—
Preferred stock redemption	28	29	28	29
Property tax reconciliation	20	16	—	—
Workers’ compensation	16	19	16	19
Other	163	193	153	178
Regulatory assets – long-term	9,190	9,705	8,497	8,972
Deferred derivative losses – current	45	69	42	60
Recoverable energy costs – current	1	5	—	—
Regulatory assets – current	46	74	42	60
Total Regulatory Assets	$9,236	$9,779	$8,539	$9,032
Regulatory liabilities
Allowance for cost of removal less salvage	$ 522	$ 503	$ 436	$ 420
Property tax reconciliation	290	187	290	187
Property tax refunds	130	7	129	6
Net unbilled revenue deferrals	104	136	104	136
Long-term interest rate reconciliation	94	62	94	62
World Trade Center settlement proceeds	62	62	62	62
Carrying charges on T&D net plant – electric and steam	30	31	20	13
Expenditure prudence proceeding	16	14	16	14
Other	309	200	280	177
Regulatory liabilities – long-term	1,557	1,202	1,431	1,077
Refundable energy costs – current	64	82	36	48
Revenue decoupling mechanism	51	72	49	68
Deferred derivative gains – current	2	—	1	—
Electric surcharge offset	—	29	—	29
Regulatory liabilities – current	117	183	86	145
Total Regulatory Liabilities	$1,674	$1,385	$1,517	$1,222

“Deferred storm costs” represent response and restoration costs, other than capital expenditures, in connection with Superstorm Sandy and other major storms that were deferred by the Utilities. See “Other Regulatory Matters,” above.

Note C — Capitalization

In February 2013, CECONY issued $700 million aggregate principal amount of 3.95 percent 30-year debentures and redeemed at maturity $500 million of 4.875 percent 10-year debentures. In June 2013, CECONY redeemed at maturity $200 million of 3.85 percent 10-year debentures. In April 2013, a Con Edison Development subsidiary issued $219 million aggregate principal amount of 4.78 percent senior notes secured by the company’s California solar energy projects. The notes have a weighted average life of 15 years and final maturity of 2037.

The carrying amounts and fair values of long-term debt are:

(Millions of Dollars)	September 30, 2013		December 31, 2012
Long-Term Debt (including current portion)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Con Edison	$10,976	$12,213	$10,768	$12,935
CECONY	$ 9,841	$10,925	$ 9,845	$11,751

Fair values of long-term debt have been estimated primarily using available market information. For Con Edison, $11,577 million and $636 million of the fair value of long-term debt at September 30, 2013 are classified as Level 2 and Level 3, respectively. For CECONY, $10,289 million and $636 million of the fair value of long-term debt at September 30, 2013 are classified as Level 2 and Level 3, respectively (see Note L). The $636 million of long-term debt classified as Level 3 is CECONY’s tax-exempt, auction-rate securities for which the market is highly illiquid and there is a lack of observable inputs.

Note D — Short-Term Borrowing

At September 30, 2013, Con Edison had $1,220 million of commercial paper outstanding of which $1,042 million was outstanding under CECONY’s program. The weighted average interest rate was 0.3 percent for both Con Edison and CECONY. At December 31, 2012, Con Edison had $539 million of commercial paper outstanding of which $421 million was outstanding under CECONY’s program. The weighted average interest rate was 0.3 percent for both Con Edison and CECONY. At September 30, 2013 and December 31, 2012, no loans were outstanding under the Companies’ credit agreement and $29 million (including $11 million for CECONY) and $131 million (including $121 million for CECONY) of letters of credit were outstanding, respectively, under the credit agreement. In 2013, the termination date under the credit agreement was extended from October 2016 to October 2017 with respect to lenders with aggregate commitments under the credit agreement of approximately $2.1 billion.

Note E — Pension Benefits

Net Periodic Benefit Cost

The components of the Companies’ net periodic benefit costs for the three and nine months ended September 30, 2013 and 2012 were as follows:

	For the Three Months Ended September 30,
	Con Edison		CECONY
(Millions of Dollars)	2013	2012	2013	2012
Service cost – including administrative expenses	$ 67	$ 59	$ 62	$ 55
Interest cost on projected benefit obligation	134	137	126	128
Expected return on plan assets	(187)	(176)	(178)	(168)
Recognition of net actuarial loss	208	177	197	168
Recognition of prior service costs	1	2	1	2
NET PERIODIC BENEFIT COST	$ 223	$ 199	$ 208	$ 185
Amortization of regulatory asset	1	—	1	—
TOTAL PERIODIC BENEFIT COST	$ 224	$ 199	$ 209	$ 185
Cost capitalized	(86)	(64)	(78)	(60)
Reconciliation to rate level	(31)	—	(34)	(1)
Cost charged to operating expenses	$ 107	$ 135	$ 97	$ 124

	For the Nine Months Ended September 30,
	Con Edison		CECONY
(Millions of Dollars)	2013	2012	2013	2012
Service cost – including administrative expenses	$ 200	$ 177	$ 186	$ 165
Interest cost on projected benefit obligation	403	410	377	385
Expected return on plan assets	(563)	(528)	(534)	(503)
Recognition of net actuarial loss	624	531	591	503
Recognition of prior service costs	4	6	3	4
NET PERIODIC BENEFIT COST	$ 668	$ 596	$ 623	$ 554
Amortization of regulatory asset	2	1	2	1
TOTAL PERIODIC BENEFIT COST	$ 670	$ 597	$ 625	$ 555
Cost capitalized	(256)	(200)	(241)	(186)
Reconciliation to rate level	(55)	(37)	(56)	(36)
Cost charged to operating expenses	$ 359	$ 360	$ 328	$ 333

Contributions

The Companies made contributions to the pension plan during 2013 of $867 million (of which $810 million was contributed by CECONY). The Companies’ policy is to fund their accounting cost to the extent tax deductible. During the first nine months of 2013, CECONY also funded $11 million for the non-qualified supplemental plans.

Note F — Other Postretirement Benefits

Net Periodic Benefit Cost

The components of the Companies’ net periodic postretirement benefit costs for the three and nine months ended September 30, 2013 and 2012 were as follows:

	For the Three Months Ended September 30,
	Con Edison		CECONY
(Millions of Dollars)	2013	2012	2013	2012
Service cost	$ 6	$ 6	$ 5	$ 5
Interest cost on accumulated other postretirement benefit obligation	13	18	12	16
Expected return on plan assets	(19)	(21)	(17)	(19)
Recognition of net actuarial loss	16	24	14	22
Recognition of prior service cost	(7)	(5)	(6)	(4)
NET PERIODIC POSTRETIREMENT BENEFIT COST	$ 9	$ 22	$ 8	$ 20
Cost capitalized	(3)	(8)	(3)	(7)
Reconciliation to rate level	14	3	12	3
Cost charged to operating expenses	$ 20	$ 17	$ 17	$ 16

	For the Nine Months Ended September 30,
	Con Edison		CECONY
(Millions of Dollars)	2013	2012	2013	2012
Service cost	$ 18	$ 20	$ 14	$ 15
Interest cost on accumulated other postretirement benefit obligation	40	55	34	48
Expected return on plan assets	(58)	(64)	(51)	(56)
Recognition of net actuarial loss	48	73	43	65
Recognition of prior service cost	(20)	(16)	(17)	(13)
Recognition of transition obligation	—	1	—	1
NET PERIODIC POSTRETIREMENT BENEFIT COST	$ 28	$ 69	$ 23	$ 60
Cost capitalized	(10)	(24)	(9)	(20)
Reconciliation to rate level	43	15	37	12
Cost charged to operating expenses	$ 61	$ 60	$ 51	$ 52

Contributions

Con Edison made a contribution of $9 million, nearly all of which is for CECONY, to the other postretirement benefit plans in 2013.

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

The accrued liabilities and regulatory assets related to Superfund Sites at September 30, 2013 and December 31, 2012 were as follows:

	Con Edison		CECONY
(Millions of Dollars)	2013	2012	2013	2012
Accrued Liabilities:
Manufactured gas plant sites	$439	$462	$332	$351
Other Superfund Sites	73	83	71	82
Total	$512	$545	$403	$433
Regulatory assets	$704	$730	$591	$615

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

Environmental remediation costs incurred and insurance recoveries received related to Superfund Sites for the three and nine months ended September 30, 2013 and 2012 were as follows:

	For the Three Months Ended September 30,
	Con Edison		CECONY
(Millions of Dollars)	2013	2012	2013	2012
Remediation costs incurred	$10	$3	$10	$1
Insurance recoveries received	—	—	—	—

	For the Nine Months Ended September 30,
	Con Edison		CECONY
(Millions of Dollars)	2013	2012	2013	2012
Remediation costs incurred	$35	$18	$30	$15
Insurance recoveries received	—	—	—	—

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

Asbestos Proceedings

Suits have been brought in New York State and federal courts against the Utilities and many other defendants, wherein a large number of plaintiffs sought large amounts of compensatory and punitive damages for deaths and injuries allegedly caused by exposure to asbestos at various premises of the Utilities. The suits that have been resolved, which are many, have been resolved without any payment by the Utilities, or for amounts that were not, in the aggregate, material to them. The amounts specified in all the remaining thousands of suits total billions of dollars; however, the Utilities believe that these amounts are greatly exaggerated, based on the disposition of previous claims. In 2010, CECONY estimated that its aggregate undiscounted potential liability for these suits and additional suits that may be brought over the next 15 years is $10 million. The estimate was based upon a combination of modeling, historical data analysis and risk factor assessment. Actual experience may be materially different. In addition, certain current and former employees have claimed or are claiming workers’ compensation benefits based on alleged disability from exposure to asbestos. Under its current rate agreements, CECONY is permitted to defer as regulatory assets (for subsequent recovery through rates) costs incurred for its asbestos lawsuits and workers’ compensation claims. The accrued liability for asbestos suits and workers’ compensation proceedings (including those related to asbestos exposure) and the amounts deferred as regulatory assets for the Companies at September 30, 2013 and December 31, 2012 were as follows:

	Con Edison		CECONY
(Millions of Dollars)	2013	2012	2013	2012
Accrued liability – asbestos suits	$10	$10	$10	$10
Regulatory assets – asbestos suits	$10	$10	$10	$10
Accrued liability – workers’ compensation	$91	$94	$86	$89
Regulatory assets – workers’ compensation	$16	$19	$16	$19

Note H — Other Material Contingencies

Manhattan Steam Main Rupture

In July 2007, a CECONY steam main located in midtown Manhattan ruptured. It has been reported that one person died and others were injured as a result of the incident. Several buildings in the area were damaged. Debris from the incident included dirt and mud containing asbestos. The response to the incident required the closing of several buildings and streets for various periods. Approximately 90 suits are pending against the company seeking generally unspecified compensatory and, in some cases, punitive damages, for personal injury, property damage and business interruption. The company has notified its insurers of the incident and believes that the policies in force at the time of the incident will cover the company’s costs to satisfy its liability to others in connection with the suits. At September 30, 2013, the company has accrued its estimated liability for the suits of $50 million and an insurance receivable in the same amount.

Lease In/Lease Out Transactions

In each of 1997 and 1999, Con Edison Development entered into transactions in which it leased property and then immediately subleased the properties back to the lessor (termed “Lease In/Lease Out,” or LILO transactions). The transactions respectively involved electric generating and gas distribution facilities in the Netherlands, with a total investment of $259 million. The transactions were financed with $93 million of equity and $166 million of non-recourse, long-term debt secured by the underlying assets. In accordance with the accounting rules for leases, Con Edison accounted for the two LILO transactions as leveraged leases. Accordingly, the company’s investment in these leases, net of non-recourse debt, was carried as a single amount in Con Edison’s consolidated balance sheet and income was recognized pursuant to a method that incorporated a level rate of return for those years when net investment in the lease was positive.

On audit of Con Edison’s tax return for 1997, the Internal Revenue Service (IRS) disallowed tax losses in connection with the 1997 LILO transaction and assessed the company a $0.3 million income tax deficiency. On audits of Con Edison’s 1998 through 2011 tax returns, the IRS disallowed $574 million of tax losses taken with respect to both LILO transactions. In December 2005, Con Edison paid the $0.3 million deficiency asserted by the IRS for the tax year 1997 with respect to the 1997 LILO transaction. In April 2006, the company paid interest of $0.2 million associated with the deficiency and commenced an action in the United States Court of Federal Claims, entitled Consolidated Edison Company of New York, Inc. v. United States, to obtain a refund of tax and interest. A trial was completed in November 2007. In October 2009, the court issued a decision in favor of the company concluding that the 1997 LILO transaction was, in substance, a true lease that possessed economic substance, the loans relating to the lease constituted bona fide indebtedness, and the deductions for the 1997 LILO transactions claimed by the company in its 1997 federal income tax return are allowable. In January 2013, the United States Court of Appeals for the Federal Circuit reversed the October 2009 trial court decision and disallowed the tax losses claimed by the company relating to the 1997 LILO transaction. In March 2013, the Court of Appeals denied the company’s request to grant rehearing en banc of the January 2013 decision. In June 2013, Con Edison entered into a closing agreement with the IRS regarding the 1997 and 1999 LILO transactions.

As a result of the January 2013 Court of Appeals decision, in the three months ended March 31, 2013, Con Edison recorded an after-tax charge of $150 million to reflect, as required by the accounting rules for leveraged lease transactions, the recalculation of the accounting effect of the LILO transactions based on the revised after-tax cash flows projected from the inception of the leveraged leases as well as the interest on the potential tax liability resulting from the disallowance of federal and state income tax losses with respect to the LILO transactions (see “Uncertain Tax Positions” in Note I). In June 2013, the 1999 LILO transaction was terminated, as a result of which the company realized a $29 million gain (after-tax) and received net cash proceeds of $108 million. In August 2013, the 1997 LILO transaction was terminated, resulting in a $26 million gain (after-tax) and net cash proceeds of $92 million. The effect on Con Edison’s consolidated income statement is as follows:

(Millions of Dollars)	For the Three Months Ended September 30, 2013	For the Nine Months Ended September 30, 2013
Increase/(decrease) to non-utility operating revenues	$44	$(27)
(Increase)/decrease to other interest expense	—	(131)
Income tax benefit/(expense)	(18)	63
Total increase/(decrease) in net income	$26	$(95)

The transactions did not impact earnings in 2012.

At September 30, 2013, the company had terminated its LILO transactions and no longer had an investment recorded for these leases in its consolidated balance sheet. At December 31, 2012, the company’s net investment in the LILO transactions was $(76) million, comprised of a $228 million gross investment less $304 million of deferred tax liabilities.

In January 2013, to defray interest charges, the company deposited $447 million with federal and state tax agencies relating primarily to the potential tax liability from these LILO transactions in past tax years and interest thereon. In June 2013, at the company’s request, the IRS returned $95 million of the deposit. In August 2013, an additional $30 million of the deposit was returned from the IRS at the company’s request. In the third quarter of 2013, the IRS completed its audits for the tax years 1998 through 2011 and the company expects to apply a portion of the remaining deposited amounts against its federal tax liability during the fourth quarter of 2013. The company is currently amending its state tax returns for all years covered by the LILOs, and expects that the balance of the deposit will be applied to satisfy its related state tax liability.

Other Contingencies

See “Other Regulatory Matters” in Note B and “Uncertain Tax Positions” in Note I.

Guarantees

Con Edison and its subsidiaries enter into various agreements providing financial or performance assurance primarily to third parties on behalf of their subsidiaries. Maximum amounts guaranteed by Con Edison totaled $1,272 million and $859 million at September 30, 2013 and December 31, 2012, respectively.

A summary, by type and term, of Con Edison’s total guarantees at September 30, 2013 is as follows:

Guarantee Type	0 – 3 years	4 – 10 years	> 10 years	Total
	(Millions of Dollars)
Energy transactions	$705	$52	$25	$782
Solar energy projects	443	—	4	447
Intra-company guarantees	16	—	—	16
Other guarantees	27	—	—	27
Total	$1,191	$52	$29	$1,272

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

Solar Energy Projects — Con Edison and Con Edison Development guarantee payments associated with the investment in solar energy generation facilities on behalf of their wholly-owned subsidiaries. In addition, Con Edison Development has entered into a guarantee ($80 million maximum) on behalf of an entity in which it has a 50 percent interest (see Note M) in connection with the construction of solar energy generation facilities. Con Edison Development also provided $4 million in guarantees to Travelers Insurance Company for indemnity agreements for surety bonds in connection with the construction and operation of solar energy facilities performed by its subsidiaries.

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

•

$25 million for guarantees provided by Con Edison to Travelers Insurance Company for indemnity agreements for surety bonds in connection with energy service projects performed by Con Edison Solutions; and

•

Con Edison, on behalf of Con Edison Solutions, as a retail electric provider, issued a guarantee to the Public Utility Commission of Texas with no specified limitation on the amount guaranteed, covering the payment of all obligations of a retail electric provider. Con Edison’s estimate of the maximum potential obligation is $5 million as of September 30, 2013.

Note I — Income Tax

Con Edison’s income tax expense decreased to $250 million for the three months ended September 30, 2013, from $261 million for the three months ended September 30, 2012. The effective tax rates for the three months ended September 30, 2013 and 2012 were 35 percent and 37 percent, respectively. The decrease in the effective tax rate in 2013 is due primarily to reductions in liabilities for uncertain tax positions related to the completion of the IRS audits in the third quarter of 2013 (see “Uncertain Tax Positions,” below) and favorable tax adjustments recorded in conjunction with filing Con Edison’s 2012 consolidated federal tax return in September. The favorable tax adjustments are primarily due to higher flow-through federal income tax benefits related to plant and higher renewable energy tax credits.

Con Edison’s income tax expense decreased to $373 million for the nine months ended September 30, 2013, from $501 million for the nine months ended September 30, 2012. The effective tax rates for the nine months ended September 30, 2013 and 2012 were 31 percent and 35 percent, respectively. The decrease in the effective tax rate in 2013 is due primarily to the favorable tax adjustments discussed above and the impact of comparable favorable reconciling items on reduced income before income tax expense in the 2013 period compared with the 2012 period. Additionally, in the first quarter of 2013, the IRS accepted on audit the company’s claim for manufacturing tax deductions. This deduction, plus higher state income taxes in 2012, also resulted in a reduction in the 2013 effective tax rate.

CECONY’s income tax expense decreased to $222 million for the three months ended September 30, 2013, from $227 million for the three months ended September 30, 2012. The effective tax rates for the three months ended September 30, 2013 and 2012 were 36 percent and 37 percent, respectively. CECONY’s income tax expense decreased to $431 million for the nine months ended September 30, 2013, from $436 million for the nine months ended September 30, 2012. The effective tax rates for the nine months ended September 30, 2013 and 2012 were 34 percent and 35 percent, respectively. The decreases in the effective tax rates for the three and nine months ended September 30, 2013, are due primarily to higher flow-through federal income tax benefits ($7 million) reflected in CECONY’s federal tax return filed in September.

In September 2013, the IRS issued final regulations that provide guidance on the appropriate tax treatment of costs incurred to acquire, produce or improve tangible property. The new regulations, effective beginning in 2014, permit an acceleration of tax deductions for certain materials and supplies recorded as inventory for financial accounting purposes. The application of these regulations is not expected to have a material impact on the Companies’ financial position, results of operations or liquidity.

Uncertain Tax Positions

During the first quarter of 2013, the IRS accepted Con Edison’s deductions for repair costs to utility plant (the “repair allowance deductions”). As a result of this settlement, Con Edison and CECONY reduced their estimated liabilities for prior year uncertain tax positions by $72 million and $66 million, respectively, with a corresponding increase to accumulated deferred income tax liabilities. In addition, as a result of the January 2013 Court of Appeals decision (see “Lease In/Lease Out Transactions” in Note H), Con Edison increased its estimated prior year liabilities for federal and state uncertain tax positions by $238 million in the first quarter of 2013, with a corresponding reduction to accumulated deferred income tax liabilities. In June 2013, Con Edison entered into a closing agreement with the IRS regarding the 1997 and 1999 LILO transactions, as a result of which the company decreased its estimated prior year liabilities for federal and state uncertain tax positions by $238 million in the second quarter of 2013, with a corresponding increase to its current income tax liability. These changes to the Companies’ estimated liabilities for uncertain tax positions had no impact on income tax expense for the nine months ended September 30, 2013.

In the third quarter of 2013, the IRS completed its audits for the tax years 1998 through 2011 and the Companies recognized approximately $13 million of income tax benefits ($7 million for CECONY), including $6 million that favorably affected Con Edison’s effective tax rate for the three and nine months ended September 30, 2013. There were no material changes to the Companies’ estimated liabilities for uncertain tax positions during the nine months ended September 30, 2012. At September 30, 2013, the estimated liabilities for uncertain tax positions for Con Edison were $8 million and an immaterial amount for CECONY.

The Companies recognize interest on liabilities for uncertain tax positions in interest expense and would recognize penalties, if any, in operating expenses in the Companies’ consolidated income statements. In the first quarter of 2013, Con Edison recognized $126 million of interest expense ($131 million related to the LILO transactions, less a reduction of $5 million in accrued interest expense primarily associated with repair allowance deductions). In the third quarter of 2013, the Companies’ reversed $5 million ($3 million for CECONY) in accrued interest expense associated with reducing the Companies’ estimated liabilities for uncertain tax positions. The Companies’ accrued interest on uncertain tax positions at September 30, 2013 and December 31, 2012 was immaterial.

The Companies reasonably expect to resolve an immaterial amount of their uncertain tax positions with the IRS within the next twelve months, and accordingly, Con Edison has reflected its estimated liability for uncertain tax positions as noncurrent liabilities on its consolidated balance sheet. At September 30, 2013, the total amount of unrecognized tax benefits that, if recognized, would affect the Companies’ effective tax rate is $5 million for Con Edison and an immaterial amount for CECONY.

Note J — Financial Information by Business Segment

The financial data for the business segments are as follows:

	For the Three Months Ended September 30,
	Operating revenues		Inter-segment revenues		Depreciation and amortization		Operating income
(Millions of Dollars)	2013	2012	2013	2012	2013	2012	2013	2012
CECONY
Electric	$2,622	$2,611	$4	$4	$188	$179	$811	$812
Gas	199	189	1	1	33	31	(24)	(21)
Steam	72	68	22	20	16	15	(35)	(37)
Consolidation adjustments	—	—	(27)	(25)	—	—	—	—
Total CECONY	$2,893	$2,868	$—	$—	$237	$225	$752	$754
O&R
Electric	$200	$199	$—	$—	$10	$10	$46	$50
Gas	26	27	—	—	4	3	(7)	(6)
Total O&R	$226	$226	$—	$—	$14	$13	$39	$44
Competitive energy businesses	$365	$344	$—	$2	$6	$2	$63	$53
Other*	—	—	—	(2)	1	—	1	—
Total Con Edison	$3,484	$3,438	$—	$—	$258	$240	$855	$851

*	Parent company expenses, primarily interest, and consolidation adjustments. Other does not represent a business segment.

	For the Nine Months Ended September 30,
	Operating revenues		Inter-segment revenues		Depreciation and amortization		Operating income
(Millions of Dollars)	2013	2012	2013	2012	2013	2012	2013	2012
CECONY
Electric	$6,309	$6,307	$12	$11	$559	$527	$1,307	$1,383
Gas	1,190	1,017	4	4	97	89	272	255
Steam	522	414	60	58	49	48	80	40
Consolidation adjustments	—	—	(76)	(73)	—	—	—	—
Total CECONY	$8,021	$7,738	$—	$—	$705	$664	$1,659	$1,678
O&R
Electric	$492	$457	$—	$—	$31	$28	$81	$74
Gas	143	144	—	—	11	11	20	26
Total O&R	$635	$601	$—	$—	$42	$39	$101	$100
Competitive energy businesses	$834	$954	$4	$6	$16	$6	$7	$111
Other*	(3)	(6)	(4)	(6)	1	—	—	(3)
Total Con Edison	$9,487	$9,287	$—	$—	$764	$709	$1,767	$1,886

*	Parent company expenses, primarily interest, and consolidation adjustments. Other does not represent a business segment.

Note K – Derivative Instruments and Hedging Activities

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

The Companies enter into master agreements for their commodity derivatives. These agreements typically provide setoff in the event of contract termination. In such case, generally the non-defaulting or non-affected party’s payable will be set-off by the other party’s payable. The non-defaulting party will customarily notify the defaulting party within a specific time period and come to an agreement on the early termination amount.

The fair values of the Companies’ commodity derivatives including the offsetting of assets and liabilities at September 30, 2013 were:

(Millions of Dollars)
Commodity Derivatives	Gross Amounts of Recognized Assets/(Liabilities)	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets/(Liabilities) Presented in the Statement of Financial Position		Gross Amounts Not Offset in the Statement of Financial Position		Net Amount
					Financial instruments	Cash collateral received
Con Edison
Derivative assets	$80	$(52)	$28	(a)	$—	$—	$28	(a)
Derivative liabilities	(124)	74	(50)		—	—	(50)
Net derivative assets/(liabilities)	$(44)	$22	$(22	)(a)	$—	$—	$(22	)(a)
CECONY
Derivative assets	$27	$(18)	$9	(a)	$—	$—	$9	(a)
Derivative liabilities	(58)	33	(25)		—	—	(25)
Net derivative assets/(liabilities)	$(31)	$15	$(16	)(a)	$—	$—	$(16	)(a)

(a)	At September 30, 2013, Con Edison and CECONY had margin deposits of $34 million and $14 million, respectively, classified as derivative assets in the balance sheet, but not included in the table. As required by an exchange, a margin is collateral, typically cash, that the holder of a derivative instrument has to deposit in order to transact on an exchange and to cover its potential losses with its broker or the exchange.

The fair values of the Companies’ commodity derivatives including the offsetting of assets and liabilities at December 31, 2012 were:

(Millions of Dollars)
Commodity Derivatives	Gross Amounts of Recognized Assets/ (Liabilities)	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets/ (Liabilities) Presented in the Statement of Financial Position		Gross Amounts Not Offset in the Statement of Financial Position		Net Amount
					Financial instruments	Cash collateral received
Con Edison
Derivative assets	$86	$(57)	$29	(a)	$—	$—	$29	(a)
Derivative liabilities	(176)	104	(72)		—	—	(72)
Net derivative assets/(liabilities)	$(90)	$47	$(43	)(a)	$—	$—	$(43	)(a)
CECONY
Derivative assets	$27	$(15)	$12	(a)	$—	$—	$12	(a)
Derivative liabilities	(83)	44	(39)		—	—	(39)
Net derivative assets/(liabilities)	$(56)	$29	$(27	)(a)	$—	$—	$(27	)(a)

(a)	At December 31, 2012, Con Edison and CECONY had margin deposits of $37 million and $18 million, respectively, classified as derivative assets in the balance sheet, but not included in the table. As required by an exchange, a margin is collateral, typically cash, that the holder of a derivative instrument has to deposit in order to transact on an exchange and to cover its potential losses with its broker or the exchange.

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

At September 30, 2013, Con Edison and CECONY had $110 million and $14 million of credit exposure in connection with energy supply and hedging activities, net of collateral, respectively. Con Edison’s net credit exposure consisted of $42 million with independent system operators, $37 million with commodity exchange brokers, $30 million with investment-grade counterparties and $1 million with non-investment grade or non-rated counterparties. CECONY’s entire net credit exposure was with commodity exchange brokers.

Economic Hedges

The Companies enter into certain derivative instruments that do not qualify or are not designated as hedges under the accounting rules for derivatives and hedging. However, management believes these instruments represent economic hedges that mitigate exposure to fluctuations in commodity prices.

The fair values of the Companies’ commodity derivatives at September 30, 2013 were:

(Millions of Dollars)	Fair Value of Commodity Derivatives(a) Balance Sheet Location	Con Edison	CECONY
Derivative Assets
Current	Other current assets	$55	$18
Long-term	Other deferred charges and noncurrent assets	25	9
Total derivative assets		$80	$27
Impact of netting		(18)	(4)
Net derivative assets		$62	$23
Derivative Liabilities
Current	Fair value of derivative liabilities	$71	$40
Long-term	Fair value of derivative liabilities	53	18
Total derivative liabilities		$124	$58
Impact of netting		(74)	(33)
Net derivative liabilities		$50	$25

(a)	Qualifying derivative contracts, which have been designated as normal purchases or normal sales contracts, are not reported at fair value under the accounting rules for derivatives and hedging and, therefore, are excluded from the table.

The fair values of the Companies’ commodity derivatives at December 31, 2012 were:

(Millions of Dollars)	Fair Value of Commodity Derivatives(a) Balance Sheet Location	Con Edison	CECONY
Derivative Assets
Current	Other current assets	$64	$18
Long-term	Other deferred charges and noncurrent assets	22	9
Total derivative assets		$86	$27
Impact of netting		(20)	3
Net derivative assets		$66	$30
Derivative Liabilities
Current	Fair value of derivative liabilities	$122	$58
Long-term	Fair value of derivative liabilities	54	25
Total derivative liabilities		$176	$83
Impact of netting		(104)	(44)
Net derivative liabilities		$72	$39

(a)	Qualifying derivative contracts, which have been designated as normal purchases or normal sales contracts, are not reported at fair value under the accounting rules for derivatives and hedging and, therefore, are excluded from the table.

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

The following tables present the changes in the fair values of commodity derivatives that have been deferred or recognized in earnings for the three and nine months ended September 30, 2013:

Realized and Unrealized Gains/(Losses) on Commodity Derivatives(a) Deferred or Recognized in Income for the Three Months Ended September 30, 2013
(Millions of Dollars)	Balance Sheet Location	Con Edison	CECONY
Pre-tax gains/(losses) deferred in accordance with accounting rules for regulated operations:
Current	Deferred derivative gains	$—	$—
Long-term	Deferred derivative gains	—	—
Total deferred gains/(losses)		$—	$—
Current	Deferred derivative losses	$11	$9
Current	Recoverable energy costs	(19)	(17)
Long-term	Deferred derivative losses	6	7
Total deferred gains/(losses)		$(2)	$(1)
Net deferred gains/(losses)		$(2)	$(1)
	Income Statement Location
Pre-tax gain/(loss) recognized in income
	Purchased power expense	$3 (b)	$—
	Gas purchased for resale	(6)	—
	Non-utility revenue	7	—
Total pre-tax gain/(loss) recognized in income		$4	$—

(a)	Qualifying derivative contracts, which have been designated as normal purchases or normal sales contracts, are not reported at fair value under the accounting rules for derivatives and hedging and, therefore, are excluded from the table.
(b)	For the three months ended September 30, 2013, Con Edison recorded in purchased power expense an unrealized pre-tax gain of $6 million.

Realized and Unrealized Gains/(Losses) on Commodity Derivatives(a) Deferred or Recognized in Income for the Nine Months Ended September 30, 2013
(Millions of Dollars)	Balance Sheet Location	Con Edison	CECONY
Pre-tax gains/(losses) deferred in accordance with accounting rules for regulated operations:
Current	Deferred derivative gains	$ 1	$ 1
Long-term	Deferred derivative gains	—	—
Total deferred gains/(losses)		$ 1	$ 1
Current	Deferred derivative losses	$ 24	$ 19
Current	Recoverable energy costs	(22)	(19)
Long-term	Deferred derivative losses	3	7
Total deferred gains/(losses)		$ 5	$ 7
Net deferred gains/(losses)		$ 6	$ 8
Income Statement Location
Pre-tax gain/(loss) recognized in income
	Purchased power expense	$ 32 (b)	$ —
	Gas purchased for resale	(17)	—
	Non-utility revenue	8	—
Total pre-tax gain/(loss) recognized in income		$ 23	$ —

(a)	Qualifying derivative contracts, which have been designated as normal purchases or normal sales contracts, are not reported at fair value under the accounting rules for derivatives and hedging and, therefore, are excluded from the table.
(b)	For the nine months ended September 30, 2013, Con Edison recorded in purchased power expense an unrealized pre-tax gain of $22 million.

The following tables present the changes in the fair values of commodity derivatives that have been deferred or recognized in earnings for the three and nine months ended September 30, 2012:

Realized and Unrealized Gains/(Losses) on Commodity Derivatives(a) Deferred or Recognized in Income for the Three Months Ended September 30, 2012
(Millions of Dollars)	Balance Sheet Location	Con Edison		CECONY
Pre-tax gains/(losses) deferred in accordance with accounting rules for regulated operations:
Current	Deferred derivative gains	$ 5		$ 5
Long-term	Deferred derivative gains	1		1
Total deferred gains/(losses)		$ 6		$ 6
Current	Deferred derivative losses	$ 51		$ 42
Current	Recoverable energy costs	(60)		(52)
Long-term	Deferred derivative losses	22		20
Total deferred gains/(losses)		$ 13		$ 10
Net deferred gains/(losses)		$ 19		$ 16
Income Statement Location
Pre-tax gain/(loss) recognized in income
	Purchased power expense	$ 9	(b)	$ —
	Gas purchased for resale	—		—
	Non-utility revenue	1		—
Total pre-tax gain/(loss) recognized in income		$ 10		$ —

(a)	Qualifying derivative contracts, which have been designated as normal purchases or normal sales contracts, are not reported at fair value under the accounting rules for derivatives and hedging and, therefore, are excluded from the table.
(b)	For the three months ended September 30, 2012, Con Edison recorded in purchased power expense an unrealized pre-tax gain of $30 million.

Realized and Unrealized Gains/(Losses) on Commodity Derivatives(a) Deferred or Recognized in Income for the Nine Months Ended September 30, 2012
(Millions of Dollars)	Balance Sheet Location	Con Edison		CECONY
Pre-tax gains/(losses) deferred in accordance with accounting rules for regulated operations:
Current	Deferred derivative gains	$ 5		$ 5
Long-term	Deferred derivative gains	1		1
Total deferred gains/(losses)		$ 6		$ 6
Current	Deferred derivative losses	$ 89		$ 78
Current	Recoverable energy costs	(187)		(164)
Long-term	Deferred derivative losses	13		19
Total deferred gains/(losses)		$ (85)		$ (67)
Net deferred gains/(losses)		$ (79)		$ (61)
	Income Statement Location
Pre-tax gain/(loss) recognized in income
	Purchased power expense	$ (49	)(b)	$ —
	Gas purchased for resale	(2)		—
	Non-utility revenue	(11	)(b)	—
Total pre-tax gain/(loss) recognized in income		$ (62)		$ —

(a)	Qualifying derivative contracts, which have been designated as normal purchases or normal sales contracts, are not reported at fair value under the accounting rules for derivatives and hedging and, therefore, are excluded from the table.
(b)	For the nine months ended September 30, 2012, Con Edison recorded in non-utility revenues and purchased power expense an unrealized pre-tax gain/(loss) of $(13) million and $75 million, respectively.

As of September 30, 2013, Con Edison had 1,187 contracts, including 628 CECONY contracts, which were considered to be derivatives under the accounting rules for derivatives and hedging (excluding qualifying derivative contracts, which have been designated as normal purchases or normal sales contracts). The following table presents the number of contracts by commodity type:

	Electric Derivatives				Gas Derivatives
	Number of Energy Contracts (a)	MWHs (b)	Number of Capacity Contracts (a)	MWs (b)	Number of Contracts (a)	Dths (b)	Total Number Of Contracts (a)
Con Edison	470	13,643,994	83	11,625	634	79,090,035	1,187
CECONY	82	3,127,600	4	1,200	542	75,470,000	628

(a)	Qualifying derivative contracts, which have been designated as normal purchases or normal sales contracts, are not reported at fair value under the accounting rules for derivatives and hedging and, therefore, are excluded from the table.
(b)	Volumes are reported net of long and short positions.

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

The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position and collateral posted at September 30, 2013, and the additional collateral that would have been required to be posted had the lowest applicable credit rating been reduced one level and to below investment grade were:

(Millions of Dollars)	Con Edison (a)		CECONY (a)
Aggregate fair value – net liabilities	$31		$25
Collateral posted	$ —		$ —
Additional collateral (b) (downgrade one level from current ratings)	$ —		$ —
Additional collateral (b) (downgrade to below investment grade from current ratings)	$42	(c)	$29	(c)

(a)	Non-derivative transactions for the purchase and sale of electricity and gas and qualifying derivative instruments, which have been designated as normal purchases or normal sales, are excluded from the table. These transactions primarily include purchases of electricity from independent system operators. In the event the Utilities and Con Edison’s competitive energy businesses were no longer extended unsecured credit for such purchases, the Companies would be required to post collateral, which at September 30, 2013, would have amounted to an estimated $35 million and $14 million for Con Edison and CECONY, respectively. For certain other such non-derivative transactions, the Companies could be required to post collateral under certain circumstances, including in the event counterparties had reasonable grounds for insecurity.
(b)	The Companies measure the collateral requirements by taking into consideration the fair value amounts of derivative instruments that contain credit-risk-related contingent features that are in a net liabilities position plus amounts owed to counterparties for settled transactions and amounts required by counterparties for minimum financial security. The fair value amounts represent unrealized losses, net of any unrealized gains where the Companies have a legally enforceable right of setoff.
(c)	Derivative instruments that are net assets have been excluded from the table. At September 30, 2013, if Con Edison had been downgraded to below investment grade, it would have been required to post additional collateral for such derivative instruments of $37 million.

Interest Rate Swap

O&R has an interest rate swap pursuant to which it pays a fixed-rate of 6.09 percent and receives a LIBOR-based variable rate. The fair value of this interest rate swap at September 30, 2013 was an unrealized loss of $3 million, which has been included in Con Edison’s consolidated balance sheet as a noncurrent liability/fair value of derivative liabilities and a regulatory asset. The increase in the fair value of the swap for the three and nine months ended September 30, 2013 was $1 million and $3 million, respectively. In the event O&R’s credit rating was downgraded to BBB- or lower by S&P or Baa3 or lower by Moody’s, the swap counterparty could elect to terminate the agreement and, if it did so, the parties would then be required to settle the transaction.

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

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2013 are summarized below.

	Level 1		Level 2		Level 3		Netting Adjustments(d)		Total
(Millions of Dollars)	Con Edison	CECONY	Con Edison	CECONY	Con Edison	CECONY	Con Edison	CECONY	Con Edison	CECONY
Derivative assets:
Commodity (a)(e)	$1	$1	$52	$6	$9	$8	$—	$8	$62	$23
Other assets (c)(e)	129	122	108	98	—	—	—	—	237	220
Total	$130	$123	$160	$104	$9	$8	$—	$8	$299	$243
Derivative liabilities:
Commodity (a)(e)	$9	$9	$74	$37	$23	$—	$(56)	$(21)	$50	$25
Interest rate contract (b)(e)	—	—	3	—	—	—	—	—	3	—
Total	$9	$9	$77	$37	$23	$—	$(56)	$(21)	$53	$25

(a)	A portion of the commodity derivatives categorized in Level 3 is valued using an internally developed model with observable inputs. The models also include some less readily observable inputs resulting in the classification of the entire contract as Level 3. See Note K.
(b)	See Note K.
(c)	Other assets are comprised of assets such as life insurance contracts within the deferred compensation plan and non-qualified retirement plans.
(d)	Amounts represent the impact of legally-enforceable master netting agreements that allow the Companies to net gain and loss positions and cash collateral held or placed with the same counterparties.
(e)	The Companies’ policy is to recognize transfers into and transfers out of the levels at the end of the reporting period. There were no transfers between levels 1, 2, and 3 for the nine months ended September 30, 2013.

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2012 are summarized below.

	Level 1		Level 2		Level 3		Netting Adjustments(d)		Total
(Millions of Dollars)	Con Edison	CECONY	Con Edison	CECONY	Con Edison	CECONY	Con Edison	CECONY	Con Edison	CECONY
Derivative assets:
Commodity (a)(e)	$—	$—	$43	$8	$33	$10	$(10)	$12	$66	$30
Other assets (c)(e)(f)	106	99	107	98	—	—	—	—	213	197
Total	$106	$99	$150	$106	$33	$10	$(10)	$12	$279	$227
Derivative liabilities:
Commodity (a)(e)(h)	$12	$12	$116	$62	$38	$—	$(94)	$(35)	$72	$39
Interest rate contract (b)(e)(g)	—	—	6	—	—	—	—	—	6	—
Total	$12	$12	$122	$62	$38	$—	$(94)	$(35)	$78	$39

(a)	A significant portion of the commodity derivative contracts categorized in Level 3 is valued using either an industry acceptable model or an internally developed model with observable inputs. The models also include some less readily observable inputs resulting in the classification of the entire contract as Level 3. See Note K.
(b)	See Note K.
(c)	Other assets are comprised of assets such as life insurance contracts within the deferred compensation plan and non-qualified retirement plans.
(d)	Amounts represent the impact of legally-enforceable master netting agreements that allow the Companies to net gain and loss positions and cash collateral held or placed with the same counterparties.
(e)	The Companies’ policy is to recognize transfers into and transfers out of the levels at the end of the reporting period.
(f)	On March 31, 2012, other assets of $105 million for Con Edison and $95 million for CECONY were transferred from Level 3 to Level 2 because of reassessment of the levels in the fair value hierarchy within which certain inputs fall as of March 31, 2012.
(g)	On March 31, 2012, interest rate contract of $8 million was transferred from Level 3 to Level 2 because of reassessment of the levels in the fair value hierarchy within which certain inputs fall.
(h)	During 2012, Con Edison transferred commodity derivative contract liabilities of $2 million from Level 1 to Level 2, $9 million from Level 2 to Level 1, $2 million from Level 2 to Level 3, and $11 million from Level 3 to Level 2 because of reassessment of the levels in the fair value hierarchy within which certain inputs fall.

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

	Fair Value of Level 3 at September 30, 2013 (Millions of Dollars)	Valuation Techniques	Unobservable Inputs	Range
Con Edison—Commodity
Electricity	$(6)	Discounted Cash Flow	Forward energy prices (a)	$24-$99 per MWH
Standard Offer Capacity Agreements	(17)	Discounted Cash Flow	Forward capacity prices (a) Present value factor (a)	$119-$248 MW -day 2.64%
Transmission Congestion Contracts / Financial Transmission Rights	9	Discounted Cash Flow	Discount to adjust auction prices for inter-zonal forward price curves (b)	(5.8)%-42.4%
			Discount to adjust auction prices for historical monthly realized settlements (b)	(102.4)%-49.2%
			Inter-zonal forward price curves adjusted for historical zonal losses (b)	$1.56-$2.16
Total Con Edison—Commodity	$(14)
CECONY— Commodity
Transmission Congestion Contracts	$8	Discounted Cash Flow	Discount to adjust auction prices for inter-zonal forward price curves (b)	(5.8)%-42.4%
			Discount to adjust auction prices for historical monthly realized settlements (b)	(102.4)%-49.2%

(a)	Generally, increases/(decreases) in this input in isolation would result in a higher/(lower) fair value measurement.
(b)	Generally, increases/(decreases) in this input in isolation would result in a lower/(higher) fair value measurement.

The table listed below provides a reconciliation of the beginning and ending net balances for assets and liabilities measured at fair value as of September 30, 2013 and 2012 and classified as Level 3 in the fair value hierarchy:

	For Three Months Ended September 30, 2013
		Total Gains/(Losses)— Realized and Unrealized
(Millions of Dollars)	Beginning Balance as of July 1, 2013	Included in Earnings	Included in Regulatory Assets and Liabilities	Purchases	Issuances	Sales	Settlements	Transfer In/Out of Level 3	Ending Balance as of September 30, 2013
Con Edison
Derivatives:
Commodity	$(6)	$(3)	$(2)	$5	$—	$—	$(8)	$—	$(14)
CECONY
Derivatives:
Commodity	$8	$2	$(1)	$5	$—	$—	$(6)	$—	$8

	For Nine Months Ended September 30, 2013
		Total Gains/(Losses)— Realized and Unrealized
(Millions of Dollars)	Beginning Balance as of January 1, 2013	Included in Earnings	Included in Regulatory Assets and Liabilities	Purchases	Issuances	Sales	Settlements	Transfer In/Out of Level 3	Ending Balance as of September 30, 2013
Con Edison
Derivatives:
Commodity	$(5)	$5	$1	$12	$—	$—	$(27)	$—	$(14)
CECONY
Derivatives:
Commodity	$10	$9	$—	$10	$—	$—	$(21)	$—	$8

	For the Three Months Ended September 30, 2012
		Total Gains/(Losses)— Realized and Unrealized
(Millions of Dollars)	Beginning Balance as of July 1, 2012	Included in Earnings	Included in Regulatory Assets and Liabilities	Purchases	Issuances	Sales	Settlements	Transfer In/Out of Level 3	Ending Balance as of September 30, 2012
Con Edison
Derivatives:
Commodity	$(61)	$(15)	$19	$7	$—	$—	$25	$22	$(3)
CECONY
Derivatives:
Commodity	$(10)	$(9)	$8	$7	$—	$—	$5	$11	$12

	For the Nine Months Ended September 30, 2012
		Total Gains/(Losses)— Realized and Unrealized
(Millions of Dollars)	Beginning Balance as of January 1, 2012	Included in Earnings	Included in Regulatory Assets and Liabilities	Purchases	Issuances	Sales	Settlements	Transfer In/Out of Level 3		Ending Balance as of September 30, 2012
Con Edison
Derivatives:
Commodity	$(62)	$(97)	$11	$18	$—	$—	$106	$21		$(3)
Interest rate contract	(8)	(1)	—	—	—	—	1	8	(b)	—
Other assets(a)	99	3	3	—	—	—	—	(105	)(b)	—
Total	$29	$(95)	$14	$18	$—	$—	$107	$(76)		$(3)
CECONY
Derivatives:
Commodity	$(7)	$(25)	$8	$15	$—	$—	$12	$9	(b)	$12
Other assets(a)	90	3	2	—	—	—	—	(95	)(b)	—
Total	$83	$(22)	$10	$15	$—	$—	$12	$(86)		$12

(a)	Amounts included in earnings are reported in investment and other income on the consolidated income statement.
(b)	Other assets and interest rate contract were transferred as of March 31, 2012.

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

For the competitive energy businesses, realized and unrealized gains and losses on Level 3 commodity derivative assets and liabilities are reported in non-utility revenues (immaterial and $2 million loss) and purchased power costs ($4 million loss and $2 million gain) on the consolidated income statement for the three months ended September 30, 2013 and 2012, respectively. Realized and unrealized gains and losses on Level 3 commodity derivative assets and liabilities are reported in non-utility revenues ($2 million loss and $11 million loss) and purchased power costs (immaterial and $42 million loss) on the consolidated income statement for the nine months ended September 30, 2013 and 2012, respectively. The change in fair value relating to Level 3 commodity derivative assets and liabilities held at September 30, 2013 and 2012 is included in non-utility revenues (immaterial and $2 million loss) and purchased power costs ($5 million loss and $16 million gain) on the consolidated income statement for the three months ended September 30, 2013 and 2012, respectively. For the nine months ended September 30, 2013 and 2012, the change in fair value relating to Level 3 commodity derivative assets and liabilities is included in non-utility revenues ($2 million loss and $11 million loss) and purchased power costs ($3 million loss and $40 million gain) on the consolidated income statement, respectively.

The accounting rules for fair value measurements and disclosures require consideration of the impact of nonperformance risk (including credit risk) from a market participant perspective in the measurement of the fair value of assets and liabilities. At September 30, 2013, the Companies determined that nonperformance risk would have no material impact on their financial position or results of operations. To assess nonperformance risk, the Companies considered information such as collateral requirements, master netting arrangements, letters of credit and parent company guarantees, and applied a market-based method by using the counterparty (for an asset) or the Companies’ (for a liability) credit default swaps rates.

Note M — Variable Interest Entities

Con Edison has variable interests in Copper Mountain Solar 2 Holdings, LLC (CMS 2) and Mesquite Solar 1 Holdings, LLC (MS 1), non-consolidated entities in which Con Edison Development purchased a 50 percent membership interest in July and September 2013, respectively. CMS 2 owns a project company that is developing a 150 MW (AC) solar energy project (with 92 MW currently in service) in Nevada. MS 1 owns a project company that owns a 150 MW (AC) solar energy project in Arizona. Electricity generated by the projects is sold to Pacific Gas and Electric Company pursuant to long-term power purchase agreements. Con Edison is not the primary beneficiary of these variable interest entities since the power to direct the activities that most significantly impact the economics of CMS 2 and MS 1 is shared equally between Con Edison Development and a third party.

At September 30, 2013, Con Edison’s consolidated balance sheet includes $76 million and $104 million in investments (including earnings) related to CMS 2 and MS 1, respectively, which assessed in accordance with the accounting rules for variable interest entities, is Con Edison’s current maximum exposure to loss in the entities. In addition, Con Edison and Con Edison Development have issued certain guarantees to third parties in connection with the CMS 2 and MS 1 projects. See “Guarantees” in Note H.

Note N — Asset Retirement Obligations

The Companies account for retirement obligations on their assets in accordance with the accounting rules for asset retirement obligations.

The Companies recorded asset retirement obligations associated with the removal of asbestos and asbestos-containing material in their buildings (other than generating station and substation building structures themselves), electric equipment, and steam and gas distribution systems. The Companies also recorded asset retirement obligations relating to gas pipelines abandoned in place. The estimates of future liabilities were developed using historical information, and where available, quoted prices from outside contractors.

The Companies did not record an asset retirement obligation for the removal of asbestos associated with the generating station and substation building structures themselves. For these building structures, the Companies were unable to reasonably estimate their asset retirement obligations because the Companies were unable to estimate the undiscounted retirement costs or the retirement dates and settlement dates. The amount of the undiscounted retirement costs could vary considerably depending on the disposition method for the building structures, and the method has not been determined. The Companies anticipate continuing to use these building structures in their businesses for an indefinite period, and so the retirement dates and settlement dates are not determinable.

The accrued liability for asset retirement obligations and the regulatory liabilities for allowance for cost of removal less salvage for the Companies at September 30, 2013 and December 31, 2012 were as follows:

	Con Edison		CECONY
(Millions of Dollars)	2013	2012	2013	2012
Accrued liability — asset retirement obligations	$164	$159	$163	$158
Regulatory liabilities — allowance for cost of removal less salvage	$522	$503	$436	$420

Note O — New Financial Accounting Standards

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

In July 2013, the FASB issued ASU No. 2013-10, “Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes (a consensus of the FASB Emerging Issues Task Force).” The new guidance permits designating the Federal Funds Effective Swap Rate as a benchmark interest rate for hedge accounting. Previously, only the U.S. Treasury and LIBOR rates were allowed under the hedge accounting rules in U.S. GAAP. The new guidance also eliminates the restriction on using different benchmark interest rates for similar hedges. The amendments are effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The application of this guidance does not have a material impact on the Companies’ financial position, results of operations and liquidity.

In July 2013, the FASB issued ASU No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit

Carryforward Exists (a Consensus of the FASB Emerging Issues Task Force).” The amendments require a liability related to an unrecognized tax benefit to be presented on a net basis with its associated deferred tax asset when utilization of such deferred tax assets is required or expected in the event the uncertain tax position is disallowed. Otherwise, the unrecognized tax benefit will be presented as a liability and will not be netted against deferred tax assets. For public entities, the amendments are effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. The application of this guidance is not expected to have a material impact on the Companies’ financial position, results of operations and liquidity. See Note I.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

This combined management’s discussion and analysis of financial condition and results of operations (MD&A) relates to the consolidated financial statements (the Third Quarter Financial Statements) included in this report of two separate registrants: Con Edison, Inc. (Con Edison) and Consolidated Edison Company of New York, Inc. (CECONY). This MD&A should be read in conjunction with the financial statements and the notes thereto. As used in this report, the term the “Companies” refers to Con Edison and CECONY. CECONY is a subsidiary of Con Edison and, as such, information in this MD&A about CECONY applies to Con Edison.

This MD&A should be read in conjunction with the Third Quarter Financial Statements and the notes thereto and the MD&A in Item 7 of the Companies’ combined Annual Report on Form 10-K for the year ended December 31, 2012 (File Nos. 1-14514 and 1-1217, the Form 10-K) and the MD&A in Part 1, Item 2 of the Companies’ combined Quarterly Report on Form 10-Q for the quarterly periods ended March 31, 2013 and June 30, 2013 (File Nos. 1-14514 and 1-1217).

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

On July 19, 2013, the electric peak demand in CECONY’s service area reached a new record of 13,322 MW, exceeding the previous record of 13,189 MW reached on July 22, 2011.

The company estimates that, under design weather conditions, the 2013 service area peak demand was 13,500 MW, whereas the forecasted service area peak demand for 2013 was 13,200 MW. In October 2013, the company estimated its forecast of average annual growth of the peak electric demand in the company’s service area over the next five years at design conditions to be approximately 1.4 percent above the 13,500 MW.

Gas

CECONY delivers gas to approximately 1.1 million customers in Manhattan, the Bronx and parts of Queens and Westchester County.

In June 2013, the company decreased its five-year forecast of average annual growth of the peak gas demand in its service area at design conditions from approximately 4.3 percent (for 2013 to 2017) to 3.8 percent (for 2014 to 2018). The decrease reflects, among other things, that the new five-year forecast no longer covers 2013, the first year in which there was a significant increase in oil to gas conversions following changes to New York City regulations that will phase out the use of certain types of heating oil.

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

Competitive Energy Businesses

Con Edison pursues competitive energy opportunities through three wholly-owned subsidiaries: Con Edison Solutions, Con Edison Energy and Con Edison Development. These businesses include the sales and related hedging of electricity to retail and wholesale customers, sales of certain energy-related products and services, and participation in energy infrastructure projects. At September 30, 2013, Con Edison’s equity investment in its competitive energy businesses was $466 million and their assets amounted to $1,277 million.

Certain financial data of Con Edison’s businesses is presented below:

	Three Months Ended September 30, 2013				Nine Months Ended September 30, 2013				At September 30, 2013
(Millions of Dollars, except percentages)	Operating Revenues		Net Income for Common Stock		Operating Revenues		Net Income for Common Stock		Assets
CECONY	$2,893	83%	$401	87%	$8,021	84%	$831	100%	$37,375	89%
O&R	226	7%	19	4%	635	7%	56	7%	2,613	6%
Total Utilities	3,119	90%	420	91%	8,656	91%	887	107%	39,988	95%
Con Edison Solutions (a)	287	8%	6	1%	769	8%	7	1%	282	1%
Con Edison Energy (a)	12	—%	2	—%	46	1%	3	—%	71	—%
Con Edison Development (b)	67	2%	32	7%	23	—%	(65)	(8)%	919	2%
Other (c)	(1)	—%	4	1%	(7)	—%	(4)	—%	704	2%
Total Con Edison	$3,484	100%	$464	100%	$9,487	100%	$828	100%	$41,964	100%

(a)	Net income from the competitive energy businesses for the three and nine months ended September 30, 2013 includes $4 million and $12 million, respectively, of net after-tax mark-to-market gains/(losses) (Con Edison Solutions, $4 million and $13 million and Con Edison Energy, $0 million and $(1) million).
(b)	Includes an after-tax gain/(charge) of $26 million and $(95) million relating to the lease in/lease out (LILO) transactions for the three and nine months ended September 30, 2013, respectively, and a tax benefit of $15 million resulting from the acceptance by the Internal Revenue Service (IRS) of the company’s claim for manufacturing tax deductions for the nine months ended September 30, 2013 (see Notes H and I to the Third Quarter Financial Statements).
(c)	Represents inter-company and parent company accounting. See “Results of Operations,” below.

Con Edison’s net income for common stock for the three months ended September 30, 2013 was $464 million or $1.58 a share ($1.58 on a diluted basis) compared with $440 million or $1.50 a share ($1.49 on a diluted basis) for the three months ended September 30, 2012. Net income for common stock for the nine months ended September 30, 2013 was $828 million or $2.83 a share ($2.81 on a diluted basis) compared with earnings of $931 million or $3.18 a share ($3.16 on a diluted basis) for the nine months ended September 30, 2012. See “Results of Operations – Summary,” below. For segment financial information, see Note J to the Third Quarter Financial Statements and “Results of Operations,” below.

Results of Operations — Summary

Net income for common stock for the three and nine months ended September 30, 2013 and 2012 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions of Dollars)	2013	2012	2013	2012
CECONY	$401	$389	$831	$824
O&R	19	24	56	54
Competitive energy businesses (a)	40	31	(55)	65
Other (b)	4	(4)	(4)	(12)
Con Edison	$464	$440	$828	$931

(a)	Includes an after-tax gain/(charge) of $26 million and $(95) million relating to the LILO transactions for the three and nine months ended September 30, 2013, respectively, and a tax benefit of $15 million resulting from the acceptance by the IRS of the company’s claim for manufacturing tax deductions for the nine months ended September 30, 2013 (see Notes H and I to the Third Quarter Financial Statements). Also includes $4 million and $17 million of net after-tax mark-to-market gains for the three months ended September 30, 2013 and 2012, respectively, and $12 million and $35 million of net after-tax mark-to-market gains for the nine months ended September 30, 2013 and 2012, respectively.
(b)	Consists of inter-company and parent company accounting.

The Companies’ results of operations for three and nine months ended September 30, 2013, as compared with the 2012 periods, reflect changes in the rate plans of Con Edison’s utility subsidiaries, increases in certain operations and maintenance expenses, depreciation and property taxes and for the nine months ended September 30, 2013, the weather impact on steam revenues. The results of operations include the operating results of the competitive energy businesses, including net mark-to-market effects.

Operations and maintenance expenses reflect primarily higher surcharges for assessments and fees that are collected in revenues from customers and higher operating costs attributable to weather-related events, offset in part by healthcare costs in the 2013 periods, as compared to 2012. Depreciation and property taxes were higher in the 2013 periods reflecting primarily the impact from higher utility plant balances.

The following table presents the estimated effect on earnings per share and net income for common stock for the three and nine months ended 2013 as compared with the 2012 period, resulting from these and other major factors:

	Three Months Variation		Nine Months Variation
	Earnings per Share	Net Income for Common Stock (Millions of Dollars)	Earnings per Share	Net Income for Common Stock (Millions of Dollars)
CECONY (a)
Rate plans (b)	$(0.02)	$(5)	$0.16	$48
Weather impact on steam revenues	(0.01)	(2)	0.09	27
Operations and maintenance expenses (b)	0.08	24	(0.07)	(23)
Depreciation, property taxes and other tax matters (c)	(0.05)	(16)	(0.18)	(53)
Other	0.04	11	0.03	8
Total CECONY	0.04	12	0.03	7
O&R	(0.01)	(5)	—	2
Competitive energy businesses (d)	0.03	9	(0.41)	(120)
Other, including parent company expenses (c)	0.02	8	0.03	8
Total variations	$0.08	$24	$(0.35)	$(103)

(a)	Under the revenue decoupling mechanisms in CECONY’s electric and gas rate plans and the weather-normalization clause applicable to the gas business, revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved. Under CECONY’s rate plans, pension and other postretirement costs and certain other costs are reconciled to amounts reflected in rates for such costs.
(b)	The rate plan variations include a decrease in revenues in the three and nine months ended September 30, 2013, as compared to the 2012 periods when revenues reflected the use of certain regulatory liabilities to offset a temporary surcharge under CECONY’s electric rate plan ($27 million, after-tax, or $0.09 a share). The variations in operations and maintenance expenses include a decrease in pension costs in the three and nine months ended September 30, 2013, as compared to the 2012 periods when certain pension costs that were deferred from earlier periods were recognized under CECONY’s electric rate plan ($20 million, after-tax, or $0.07 a share and $18 million, after-tax, or $0.06 a share, respectively).
(c)	Variations for the three and nine months ended September 30 reflect certain federal income tax benefits and related interest in the 2013 periods for Con Edison (parent company): $7 million or $0.02 a share; CECONY: $9 million or $0.03 a share. See Note I to the Third Quarter Financial Statements.
(d)	These variations include, for the three months ended September 30, an after-tax gain of $26 million or $0.09 a share in 2013 relating to the LILO transactions (see Notes H and I to the Third Quarter Financial Statements) and reflect after-tax net mark-to-market gains of $4 million or $0.01 a share in 2013 and after-tax net mark-to-market gains of $17 million or $0.06 a share in 2012. These variations include, for the nine months ended September 30, an after-tax charge of $95 million or $0.32 a share in 2013 relating to the LILO transactions, a tax benefit of $15 million or $0.05 a share in 2013 resulting from the acceptance by the IRS of the company’s claim for manufacturing tax deductions (see Notes H and I to the Third Quarter Financial Statements) and reflect after-tax net mark-to-market gains of $12 million or $0.04 a share in 2013 and after-tax net mark-to-market gains of $35 million or $0.12 a share in 2012.

See “Results of Operations” below for further discussion and analysis of results of operations.

Liquidity and Capital Resources

The Companies’ liquidity reflects cash flows from operating, investing and financing activities, as shown on their respective consolidated statement of cash flows and as discussed below.

Changes in the Companies’ cash and temporary cash investments resulting from operating, investing and financing activities for the nine months ended September 30, 2013 and 2012 are summarized as follows:

Con Edison

	Con Edison			CECONY
(Millions of Dollars)	2013	2012	Variance	2013	2012	Variance
Operating activities	$1,238	$1,638	$(400)	$1,369	$1,463	$(94)
Investing activities	(1,895)	(1,867)	(28)	(1,753)	(1,483)	(270)
Financing activities	337	(350)	687	69	(326)	395
Net change	(320)	(579)	259	(315)	(346)	31
Balance at beginning of period	394	648	(254)	353	372	(19)
Balance at end of period	$74	$69	$5	$38	$26	$12

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

Net cash flows from operating activities for the nine months ended September 30, 2013 for Con Edison and CECONY were $400 million and $94 million lower, respectively, than in 2012. The decrease in net cash flows for Con Edison reflects a special deposit the company made with federal and state tax agencies relating primarily to the LILO transactions. See “Lease In/Lease Out Transactions” in Note H to the Third Quarter Financial Statements. The decrease in net cash flows is also due to the increased pension contributions in 2013 ($91 million for Con Edison and $88 million for CECONY). The Companies contributed $878 million and $787 million (of which $821 million and $733 million was contributed by CECONY) to the pension plan during 2013 and 2012, respectively.

The change in net cash flows also reflects the timing of payments for and recovery of energy costs. This timing is reflected within changes to accounts receivable – customers, recoverable energy costs and accounts payable balances.

The changes in regulatory assets principally reflect changes in deferred pension costs in accordance with the accounting rules for retirement benefits.

Cash Flows Used in Investing Activities

Net cash flows used in investing activities for Con Edison and CECONY were $28 million and $270 million higher, respectively, for the nine months ended September 30, 2013 compared with the 2012 period. The changes for Con Edison and CECONY reflect primarily increased utility construction expenditures in 2013. In addition, for Con Edison, the change reflects increased non-utility construction expenditures, offset by the proceeds from the termination of the LILO transactions and the receipt of grants related to solar energy projects. See “Lease In/Lease Out Transactions” in Note H to the Third Quarter Financial Statements.

Cash Flows from Financing Activities

Net cash flows from financing activities for Con Edison and CECONY were $687 million and $395 million higher, respectively, in the nine months ended September 30, 2013 compared with the 2012 period.

In February 2013, CECONY issued $700 million of 3.95 percent 30-year debentures, the net proceeds from the sale of which were used to repay short-term borrowings and for other general corporate purposes. In February 2013, CECONY redeemed at maturity $500 million of 4.875 percent 10-year debentures. In June 2013, CECONY redeemed at maturity $200 million of 3.85 percent 10-year debentures.

In March 2012, CECONY issued $400 million 4.20 percent 30-year debentures, $239 million of the net proceeds from the sale of which were used to redeem all outstanding shares of its $5 Cumulative Preferred Stock and Cumulative Preferred Stock ($100 par value). In July 2012, CECONY redeemed at maturity $300 million of 5.625 percent 10-year debentures.

In April 2013, a Con Edison Development subsidiary issued $219 million aggregate principal amount of 4.78 percent senior notes secured by the company’s California solar energy projects. The notes have a weighted average life of 15 years and final maturity of 2037.

Cash flows from financing activities of the Companies also reflect commercial paper issuance. The commercial paper amounts outstanding at September 30, 2013 and 2012 and the average daily balances for the nine months ended September 30, 2013 and 2012 for Con Edison and CECONY were as follows:

	2013		2012
(Millions of Dollars, except Weighted Average Yield)	Outstanding at September 30	Daily average	Outstanding at September 30	Daily average
Con Edison	$1,220	$901	$340	$116
CECONY	$1,042	$557	$332	$112
Weighted average yield	0.3%	0.3%	0.3%	0.3%

Other Changes in Assets and Liabilities

The following table shows changes in certain assets and liabilities at September 30, 2013, compared with December 31, 2012.

	Con Edison	CECONY
(Millions of Dollars)	2013 vs. 2012 Variance	2013 vs. 2012 Variance
Assets
Prepayments	$362	$347
Special deposits	305	21
Regulatory asset — Unrecognized pension and other postretirement costs	(666)	(628)
Liabilities
Notes payable	$681	$621
Accrued taxes	217	(17)
Accrued interest	171	43
Deferred income taxes and investment tax credits	109	436
Pension and retiree benefits	(862)	(806)

Prepayments

The increase in prepayments for Con Edison and CECONY reflects the portion allocable to the 2013 fourth quarter of CECONY’s July 2013 payment of its New York City semi-annual property taxes.

Special Deposits, Accrued Taxes and Accrued Interest

The increases in Con Edison’s special deposits, accrued taxes and accrued interest reflect the impact of the LILO transactions. See Notes H and I to the Third Quarter Financial Statements.

Regulatory Asset for Unrecognized Pension, Notes Payable and Other Postretirement Costs and Noncurrent Liability for Pension and Retiree Benefits

The decrease in the regulatory asset for unrecognized pension and other postretirement costs and the noncurrent liability for pension and retiree benefits reflects the final actuarial valuation of the pension and other retiree benefit plans as measured at December 31, 2012, in accordance with the accounting rules for retirement benefits. The change in the regulatory asset also reflects the amortization of accounting costs. The decrease in the noncurrent liability for pension and retiree benefits and the increase in notes payable reflect in part contributions to the plans made by the Utilities in 2013. See Notes B, E and F to the Third Quarter Financial Statements.

Deferred Income Taxes and Investment Tax Credits

The increase in the liability for deferred income taxes and investment tax credits reflects the timing of the deduction of expenditures for utility plant which resulted in amounts being collected from customers to pay income taxes in advance of when the income tax payments will be required. For Con Edison, the increase was offset by the reduction in accumulated deferred income tax liabilities corresponding to the increase in accrued taxes with respect to the LILO transactions. See “Uncertain Tax Positions” in Note I to the Third Quarter Financial Statements.

Capital Requirements and Resources

In October 2013, the NYSPSC approved transmission projects and energy efficiency and demand response programs to address concerns associated with potential closure of the nuclear power plants at the Indian Point Energy Center (which is owned by Entergy Corporation subsidiaries). The transmission projects, which also address transmission congestion between upstate and downstate and make available more generation from Staten Island, are scheduled to be placed into service by 2016. CECONY is to develop two of the transmission projects. The aggregate estimated cost of the CECONY projects, which has not been included in CECONY’s reported estimates of its construction expenditures, is $371 million. The projects are expected to be transferred to the proposed New York Transco that is to be owned by affiliates of the owners of transmission facilities in New York (including the Utilities). The NYSPSC also endorsed the method by which the costs and benefits associated with the projects will be allocated among load serving entities and filed with the Federal Energy Regulatory Commission (FERC). Additional authorizations will be required from the NYSPSC, FERC and other Federal, state and local agencies.

Con Edison has increased its estimate of capital expenditures in 2013 by its competitive energy businesses from $253 million to $400 million. See Note M to the Third Quarter Financial Statements.

For each of the Companies, the ratio of earnings to fixed charges (Securities and Exchange Commission basis) for the nine months ended September 30, 2013 and 2012 and the twelve months ended December 31, 2012 was:

	Ratio of Earnings to Fixed Charges
	For the Nine Months Ended September 30, 2013		For the Nine Months Ended September 30, 2012	For the Twelve Months Ended December 31, 2012
Con Edison	3.0	(a)	3.9	3.7
CECONY	4.0		3.9	3.7

(a)	The decrease from prior period reflects the impact of the LILO transactions. See Notes H and I to the Third Quarter Financial Statements.

For each of the Companies, the common equity ratio at September 30, 2013 and December 31, 2012 was:

	Common Equity Ratio (Percent of total capitalization)
	September 30, 2013	December 31, 2012
Con Edison	53.7	54.1
CECONY	53.6	53.6

Off-Balance Sheet Arrangements

The Companies have no off-balance sheet arrangements other than a guarantee ($80 million maximum) issued by Con Edison Development on behalf of an entity in which it acquired a 50 percent interest in July 2013 (see Notes H and M to the Third Quarter Financial Statements). The entity was formed to develop, construct and operate a photovoltaic solar energy generation facility with a capacity of 150 MW (AC) (with 92 MW (AC) currently in service). Con Edison Development is not the primary beneficiary of this entity since the power to direct the activities that most significantly impact the economics of the facility is shared equally between Con Edison Development and a third party. Currently, no payments are due under the guarantee. Con Edison Development’s share of the entity’s net income is included in Con Edison’s consolidated income statement.

Regulatory Matters

In November 2012, the Governor of New York established a commission to review actions taken by New York utilities relating to emergency weather events, including Superstorm Sandy and other major storms, and to make recommendations regarding, among other things, the oversight, management and legal framework governing power delivery services in New York. See “Other Regulatory Matters” in Note B to the Third Quarter Financial Statements. In March 2013, following the issuance of recommendations by the commission and submission by the Governor of a bill to the State legislature, the New York Public Service Law was amended to, among other things, authorize the NYSPSC to (i) levy expanded penalties against combination gas and electric utilities; (ii) review, at least every five years, an electric utility’s capability to provide safe, adequate and reliable service, order the utility to comply with additional and more stringent terms of service than existed prior to the review, assess the continued operation of the utility as the provider of electric service in its service territory and propose, and act upon, such measures as are necessary to ensure safe and adequate service; and (iii) based on findings of repeated violations of the New York Public Service Law or rules or regulations adopted thereto that demonstrate a failure of a combination gas and electric utility to continue to provide safe and adequate service, revoke or modify an operating certificate issued to the utility by the NYSPSC (following consideration of certain factors, including public interest and standards deemed necessary by the NYSPSC to ensure continuity of service, and due process).

In August 2013, the NYSPSC approved emergency response plans submitted by the Utilities, subject to certain modifications. Pursuant to the amended New York Public Service Law, each electric utility is required to submit to the NYSPSC annually a plan for the reasonably prompt restoration of service in the case of widespread outages in the utility’s service territory due to storms or other events beyond the control of the utility. If, after evidentiary hearings or other investigatory proceedings, the NYSPSC finds that the utility failed to implement its plan reasonably, the NYSPSC may deny recovery of any part of the service restoration costs caused by such failure.

Financial and Commodity Market Risks

The Companies are subject to various risks and uncertainties associated with financial and commodity markets. The most significant market risks include interest rate risk, commodity price risk, credit risk and investment risk.

Interest Rate Risk

The interest rate risk relates primarily to variable rate debt and to new debt financing needed to fund capital requirements, including the construction expenditures of the Utilities and maturing debt securities. Con Edison and its businesses manage interest rate risk through the issuance of mostly fixed-rate debt with varying maturities and through opportunistic refinancing of debt. Con Edison and CECONY estimate that at September 30, 2013, a 10 percent increase in interest rates applicable to its variable rate debt would result in an increase in annual interest expense of $1 million. Under CECONY’s current gas, steam and electric rate plans, variations in actual long-term debt interest rates are reconciled to levels reflected in rates. Under O&R’s current New York rate plans, variations in actual tax-exempt (and under the gas rate plan, taxable) long-term debt interest expense are reconciled to the level set in rates.

In addition, from time to time, Con Edison and its businesses enter into derivative financial instruments to hedge interest rate risk on certain debt securities. See “Interest Rate Swap” in Note K to the Third Quarter Financial Statements.

Commodity Price Risk

Con Edison’s commodity price risk relates primarily to the purchase and sale of electricity, gas and related derivative instruments. The Utilities and Con Edison’s competitive energy businesses apply risk management strategies to mitigate their related exposures. See Note K to the Third Quarter Financial Statements.

Con Edison estimates that, as of September 30, 2013, a 10 percent decline in market prices would result in a decline in fair value of $47 million for the derivative instruments used by the Utilities to hedge purchases of electricity and gas, of which $39 million is for CECONY and $8 million is for O&R. Con Edison expects that any such change in fair value would be largely offset by directionally opposite changes in the cost of the electricity and gas purchased. In accordance with provisions approved by state regulators, the Utilities generally recover from customers the costs they incur for energy purchased for their customers, including gains and losses on certain derivative instruments used to hedge energy purchased and related costs.

Con Edison’s competitive energy businesses use a value-at-risk (VaR) model to assess the market risk of their electricity and gas commodity fixed-price purchase and sales commitments, physical forward contracts and commodity derivative instruments. VaR represents the potential change in fair value of instruments or the portfolio due to changes in market factors, for a specified time period and confidence level. These businesses estimate VaR across their electricity and natural gas commodity businesses using a delta-normal variance/covariance model with a 95 percent confidence level. Since the VaR calculation involves complex methodologies and estimates and assumptions that are based on past experience, it is not necessarily indicative of future results. VaR for transactions associated with hedges and commodity contracts, assuming a one-day holding period, for the nine months ended September 30, 2013 and the year ended December 31, 2012, respectively, was as follows:

95% Confidence Level, One-Day Holding Period	September 30, 2013	December 31, 2012
	(Millions of Dollars)
Average for the period	$1	$1
High	1	2
Low	—	—

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

The Utilities had $17 million of credit exposure in connection with energy supply and hedging activities, net of collateral, at September 30, 2013, of which $16 million was with commodity exchange brokers and $1 million was with investment grade counterparties.

Con Edison’s competitive energy businesses had $93 million of credit exposure in connection with energy supply and hedging activities, net of collateral, at September 30, 2013, of which $42 million was with independent system operators, $29 million was with investment grade counterparties, $21 million was with commodity exchange brokers and $1 million was with non-investment grade or non-rated counterparties.

Investment Risk

The Companies’ investment risk relates to the investment of plan assets for their pension and other postretirement benefit plans. The Companies’ current investment policy for pension plan assets includes investment targets of 60 percent equities and 40 percent fixed income and other securities. At September 30, 2013, the pension plan investments consisted of 60 percent equity and 40 percent fixed income and other securities.

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

Con Edison’s principal business segments are CECONY’s regulated utility activities, O&R’s regulated utility activities and Con Edison’s competitive energy businesses. CECONY’s principal business segments are its regulated electric, gas and steam utility activities. A discussion of the results of operations by principal business segment for the three and nine months ended September 30, 2013 and 2012 follows. For additional business segment financial information, see Note J to the Third Quarter Financial Statements.

Three Months Ended September 30, 2013 Compared with Three Months Ended September 30, 2012

The Companies’ results of operations (which were discussed above under “Results of Operations – Summary”) in 2013 compared with 2012 were:

	CECONY		O&R		Competitive Energy Businesses and Other(a)		Con Edison(b)
(Millions of Dollars)	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent
Operating revenues	$25	0.9%	$—	—%	$21	6.1%	$46	1.3%
Purchased power	20	3.3	(2)	(2.9)	(2)	(0.8)	16	1.7
Fuel	(3)	(5.1)	—	—	—	—	(3)	(5.1)
Gas purchased for resale	13	28.9	(1)	(9.1)	6	Large	18	32.1
Operating revenues less purchased power, fuel and gas purchased for resale (net revenues)	(5)	(0.2)	3	2.1	17	19.3	15	0.6
Other operations and maintenance	(39)	(5.4)	7	9.7	1	3.4	(31)	(3.8)
Depreciation and amortization	12	5.3	1	7.7	5	Large	18	7.5
Taxes, other than income taxes	24	5.3	—	—	—	—	24	5.0
Operating income	(2)	(0.3)	(5)	(11.4)	11	20.8	4	0.5
Other income less deductions	(1)	Large	—	—	4	Large	3	Large
Net interest expense	(10)	(7.2)	2	33.3	2	25.0	(6)	(3.9)
Income before income tax expense	7	1.1	(7)	(18.4)	13	27.7	13	1.9
Income tax expense	(5)	(2.2)	(2)	(14.3)	(4)	(20.0)	(11)	(4.2)
Net income	12	3.1	(5)	(20.8)	17	63.0	24	5.5
Preferred stock dividend requirements	—	—	—	—	—	—	—	—
Net income for common stock	$12	3.1%	$(5)	(20.8)%	$17	63.0%	$24	5.5%

(a)	Includes inter-company and parent company accounting.
(b)	Represents the consolidated financial results of Con Edison and its businesses.

CECONY

	Three Months Ended September 30, 2013				Three Months Ended September 30, 2012
(Millions of Dollars)	Electric	Gas	Steam	2013 Total	Electric	Gas	Steam	2012 Total	2013-2012 Variation
Operating revenues	$2,622	$199	$72	$2,893	$2,611	$189	$68	$2,868	$25
Purchased power	615	—	9	624	597	—	7	604	20
Fuel	45	—	11	56	42	—	17	59	(3)
Gas purchased for resale	—	58	—	58	—	45	—	45	13
Net revenues	1,962	141	52	2,155	1,972	144	44	2,160	(5)
Operations and maintenance	565	75	46	686	601	81	43	725	(39)
Depreciation and amortization	188	33	16	237	179	31	15	225	12
Taxes, other than income taxes	398	57	25	480	380	53	23	456	24
Operating income	$811	$(24)	$(35)	$752	$812	$(21)	$(37)	$754	$(2)

Electric

CECONY’s results of electric operations for the three months ended September 30, 2013 compared with the 2012 period is as follows:

	Three Months Ended
(Millions of Dollars)	September 30, 2013	September 30, 2012	Variation
Operating revenues	$2,622	$2,611	$11
Purchased power	615	597	18
Fuel	45	42	3
Net revenues	1,962	1,972	(10)
Operations and maintenance	565	601	(36)
Depreciation and amortization	188	179	9
Taxes, other than income taxes	398	380	18
Electric operating income	$811	$812	$(1)

CECONY’s electric sales and deliveries, excluding off-system sales, for the three months ended September 30, 2013 compared with the 2012 period were:

	Millions of kWhs Delivered				Revenues in Millions
	Three Months Ended				Three Months Ended
Description	September 30, 2013	September 30, 2012	Variation	Percent Variation	September 30, 2013	September 30, 2012	Variation	Percent Variation
Residential/Religious(a)	3,460	3,735	(275)	(7.4)%	$931	$959	$(28)	(2.9)%
Commercial/Industrial	2,835	2,908	(73)	(2.5)	622	616	6	1.0
Retail access customers	7,889	7,874	15	0.2	889	894	(5)	(0.6)
NYPA, Municipal Agency and other sales	2,853	2,957	(104)	(3.5)	200	202	(2)	(1.0)
Other operating revenues	—	—	—	—	(20)	(60)	40	66.7
Total	17,037	17,474	(437)	(2.5)%	$2,622	$2,611	$11	0.4%

(a)	“Residential/Religious” generally includes single-family dwellings, individual apartments in multi-family dwellings, religious organizations and certain other not-for-profit organizations.

CECONY’s electric operating revenues increased $11 million in the three months ended September 30, 2013 compared with the 2012 period due primarily to higher purchased power costs ($18 million) and fuel costs ($3 million), offset in part by lower revenues from the electric rate plan ($19 million, which includes a decrease of $45 million reflecting the use of certain regulatory liabilities in 2012 to offset a temporary surcharge under the electric rate plan). CECONY’s revenues from electric sales are subject to a revenue decoupling mechanism, as a result of which delivery revenues generally are not affected by changes in delivery volumes from levels assumed when rates were approved. Other electric operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the revenue decoupling mechanism and other provisions of the company’s rate plans.

Electric delivery volumes in CECONY’s service area decreased 2.5 percent in the three months ended September 30, 2013 compared with the 2012 period. After adjusting for variations, principally weather and billing days, electric delivery volumes in CECONY’s service area decreased 2.2 percent in the three months ended September 30, 2013 compared with the 2012 period.

CECONY’s electric purchased power costs increased $18 million in the three months ended September 30, 2013 compared with the 2012 period due to an increase in unit costs ($29 million), offset by a decrease in purchased volumes ($11 million). Electric fuel costs increased $3 million in the three months ended September 30, 2013 compared with the 2012 period due to higher unit costs ($7 million), offset by lower sendout volumes from the company’s electric generating facilities ($4 million).

CECONY’s electric operating income decreased $1 million in the three months ended September 30, 2013 compared with the 2012 period. The decrease reflects primarily lower net revenues ($10 million, due primarily to the electric rate plan), higher taxes other than income taxes ($18 million, principally property taxes) and higher depreciation and amortization ($9 million), offset by lower operations and maintenance costs ($36 million). Operations and maintenance expenses primarily reflect a decrease in pension costs ($30 million) in the 2013 period as compared to the 2012 period when certain pension costs that were deferred from earlier periods were recognized under the electric rate plan and increases in surcharges for assessments and fees that are collected in revenues from customers ($7 million).

Gas

CECONY’s results of gas operations for the three months ended September 30, 2013 compared with the 2012 period is as follows:

	Three Months Ended
(Millions of Dollars)	September 30, 2013	September 30, 2012	Variation
Operating revenues	$199	$189	$10
Gas purchased for resale	58	45	13
Net revenues	141	144	(3)
Operations and maintenance	75	81	(6)
Depreciation and amortization	33	31	2
Taxes, other than income taxes	57	53	4
Gas operating income	$(24)	$(21)	$(3)

CECONY’s gas sales and deliveries, excluding off-system sales, for the three months ended September 30, 2013 compared with the 2012 period were:

	Thousands of dths Delivered				Revenues in Millions
	Three Months Ended				Three Months Ended
Description	September 30, 2013	September 30, 2012	Variation	Percent Variation	September 30, 2013	September 30, 2012	Variation	Percent Variation
Residential	3,405	2,971	434	14.6%	$90	$75	$15	20.0%
General	3,423	3,415	8	0.2	47	38	9	23.7
Firm transportation	7,090	6,752	338	5.0	53	47	6	12.8
Total firm sales and transportation	13,918	13,138	780	5.9	190	160	30	18.8
Interruptible sales (a)	2,341	1,217	1,124	92.4	3	—	3	Large
NYPA	13,844	13,716	128	0.9	—	1	(1)	Large
Generation plants	23,447	29,644	(6,197)	(20.9)	7	10	(3)	(30.0)
Other	4,833	4,791	42	0.9	7	9	(2)	(22.2)
Other operating revenues	—	—	—	—	(8)	9	(17)	Large
Total	58,383	62,506	(4,123)	(6.6)%	$199	$189	$10	5.3%

(a)	Includes 1,530 and 280 thousands of dths for the 2013 and 2012 periods, respectively, which are also reflected in firm transportation and other.

CECONY’s gas operating revenues increased $10 million in the three months ended September 30, 2013 compared with the 2012 period due primarily to an increase in gas purchased for resale costs ($13 million), offset in part by lower revenues from the gas rate plan ($1 million). CECONY’s revenues from gas sales are subject to a weather normalization clause and a revenue decoupling mechanism as a result of which delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved. Other gas operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s rate plans.

CECONY’s sales and transportation volumes for firm customers increased 5.9 percent in the three months ended September 30, 2013 compared with the 2012 period. After adjusting for variations, principally weather and billing days, firm gas sales and transportation volumes in the company’s service area increased 6.2 percent in the three months ended September 30, 2013.

CECONY’s purchased gas cost increased $13 million in the three months ended September 30, 2013 compared with the 2012 period due to higher unit costs ($14 million), offset by lower sendout volumes ($1 million).

CECONY’s gas operating income decreased $3 million in the three months ended September 30, 2013 compared with the 2012 period. The decrease reflects higher taxes other than income taxes ($4 million, principally property taxes), lower net revenues ($3 million) and higher depreciation and amortization ($2 million), offset by lower operations and maintenance expense ($6 million).

Steam

CECONY’s results of steam operations for the three months ended September 30, 2013 compared with the 2012 period is as follows:

	Three Months Ended
(Millions of Dollars)	September 30, 2013	September 30, 2012	Variation
Operating revenues	$72	$68	$4
Purchased power	9	7	2
Fuel	11	17	(6)
Net revenues	52	44	8
Operations and maintenance	46	43	3
Depreciation and amortization	16	15	1
Taxes, other than income taxes	25	23	2
Steam operating income	$(35)	$(37)	$2

CECONY’s steam sales and deliveries for the three months ended September 30, 2013 compared with the 2012 period were:

	Millions of Pounds Delivered				Revenues in Millions
	Three Months Ended				Three Months Ended
Description	September 30, 2013	September 30, 2012	Variation	Percent Variation	September 30, 2013	September 30, 2012	Variation	Percent Variation
General	16	15	1	6.7%	$2	$2	$—	—%
Apartment house	903	816	87	10.7	19	17	2	11.8
Annual power	3,112	3,487	(375)	(10.8)	58	59	(1)	(1.7)
Other operating revenues	—	—	—	—	(7)	(10)	3	30.0
Total	4,031	4,318	(287)	(6.6)%	$72	$68	$4	5.9%

CECONY’s steam operating revenues increased $4 million in the three months ended September 30, 2013 compared with the 2012 period due primarily to the net change in rates under the steam rate plans ($11 million) and higher purchased power costs ($2 million), offset in part by lower fuel costs ($6 million) and the weather impact on revenues ($2 million). Other steam operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s rate plans.

Steam sales and delivery volumes decreased 6.6 percent in the three months ended September 30, 2013 compared with the 2012 period. After adjusting for variations, principally weather and billing days, steam sales and deliveries decreased 7.1 percent in the three months ended September 30, 2013, reflecting lower average normalized use per customer.

CECONY’s steam fuel costs decreased $6 million in the three months ended September 30, 2013 compared with the 2012 period due to lower unit costs ($5 million) and sendout volumes ($1 million). Steam purchased power costs increased $2 million in the three months ended September 30, 2013 compared with the 2012 period due to an increase in unit costs ($2 million).

Steam operating income increased $2 million in the three months ended September 30, 2013 compared with the 2012 period. The increase reflects primarily higher net revenues ($8 million), offset in part by higher operations and maintenance expense ($3 million, due primarily to higher pension expense ($5 million), offset in part by lower surcharges for assessments and fees that are collected in revenues from customers ($1 million)), higher taxes, other than income taxes ($2 million, principally property taxes) and higher depreciation and amortization ($1 million).

Net Interest Expense

Net interest expense decreased $10 million in the three months ended September 30, 2013 compared with the 2012 period due primarily to lower accrued interest as a result of certain federal income tax benefits. See Note I to the Third Quarter Financial Statements.

Income Taxes

Income taxes decreased $5 million in the three months ended September 30, 2013 compared with the 2012 period. See Note I to the Third Quarter Financial Statements.

O&R

	Three Months Ended September 30, 2013			Three Months Ended September 30, 2012
(Millions of Dollars)	Electric	Gas	2013 Total	Electric	Gas	2012 Total	2013-2012 Variation
Operating revenues	$200	$26	$226	$199	$27	$226	$—
Purchased power	68	—	68	70	—	70	(2)
Gas purchased for resale	—	10	10	—	11	11	(1)
Net revenues	132	16	148	129	16	145	3
Operations and maintenance	64	15	79	57	15	72	7
Depreciation and amortization	10	4	14	10	3	13	1
Taxes, other than income taxes	12	4	16	12	4	16	—
Operating income	$46	$(7)	$39	$50	$(6)	$44	$(5)

Electric

O&R’s results of electric operations for the three months ended September 30, 2013 compared with the 2012 period is as follows:

	Three Months Ended
(Millions of Dollars)	September 30, 2013	September 30, 2012	Variation
Operating revenues	$200	$199	$1
Purchased power	68	70	(2)
Net revenues	132	129	3
Operations and maintenance	64	57	7
Depreciation and amortization	10	10	—
Taxes, other than income taxes	12	12	—
Electric operating income	$46	$50	$(4)

O&R’s electric sales and deliveries, excluding off-system sales, for the three months ended September 30, 2013 compared with the 2012 period were:

	Millions of kWhs Delivered				Revenues in Millions
	Three Months Ended				Three Months Ended
Description	September 30, 2013	September 30, 2012	Variation	Percent Variation	September 30, 2013	September 30, 2012	Variation	Percent Variation
Residential/Religious(a)	508	550	(42)	(7.6)%	$94	$97	$(3)	(3.1)%
Commercial/Industrial	240	247	(7)	(2.8)	38	38	—	—
Retail access customers	889	885	4	0.5	61	59	2	3.4
Public authorities	28	32	(4)	(12.5)	3	3	—	—
Other operating revenues	—	—	—	—	4	2	2	Large
Total	1,665	1,714	(49)	(2.9)%	$200	$199	$1	0.5%

(a)	“Residential/Religious” generally includes single-family dwellings, individual apartments in multi-family dwellings, religious organizations and certain other not-for-profit organizations.

O&R’s electric operating revenues increased $1 million in the three months ended September 30, 2013 compared with the 2012 period due primarily to higher revenues from the New York electric rate plan ($4 million), offset in part by lower purchased power costs ($2 million). O&R’s New York electric delivery revenues are subject to a revenue decoupling mechanism, as a result of which delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved. O&R’s electric sales in New Jersey and Pennsylvania are not subject to a decoupling mechanism, and as a result, changes in such volumes do impact revenues. Other electric operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s electric rate plan.

Electric delivery volumes in O&R’s service area decreased 2.9 percent in the three months ended September 30, 2013 compared with the 2012 period. After adjusting for variations, principally weather and billing days, electric delivery volumes in O&R’s service area decreased 2.6 percent in the three months ended September 30, 2013 compared with the 2012 period.

Electric operating income decreased $4 million in the three months ended September 30, 2013 compared with the 2012 period. The decrease reflects primarily higher operations and maintenance expense ($7 million, due primarily to an increase in the storm costs ($3 million) and surcharges for assessments and fees that are collected in revenues from customers ($2 million)), offset by higher net revenues ($3 million).

Gas

O&R’s results of gas operations for the three months ended September 30, 2013 compared with the 2012 period is as follows:

	Three Months Ended
(Millions of Dollars)	September 30, 2013	September 30, 2012	Variation
Operating revenues	$26	$27	$(1)
Gas purchased for resale	10	11	(1)
Net revenues	16	16	—
Operations and maintenance	15	15	—
Depreciation and amortization	4	3	1
Taxes, other than income taxes	4	4	—
Gas operating income	$(7)	$(6)	$(1)

O&R’s gas sales and deliveries, excluding off-system sales, for the three months ended September 30, 2013 compared with the 2012 period were:

	Thousands of dths Delivered				Revenues in Millions
	Three Months Ended				Three Months Ended
Description	September 30, 2013	September 30, 2012	Variation	Percent Variation	September 30, 2013	September 30, 2012	Variation	Percent Variation
Residential	481	433	48	11.1%	$9	$8	$1	12.5%
General	114	103	11	10.7	1	1	—	—
Firm transportation	1,050	910	140	15.4	10	9	1	11.1
Total firm sales and transportation	1,645	1,446	199	13.8	20	18	2	11.1
Interruptible sales	959	995	(36)	(3.6)	—	1	(1)	Large
Generation plants	979	444	535	Large	—	—	—	—
Other	65	65	—	—	—	—	—	—
Other operating revenues	—	—	—	—	6	8	(2)	(25.0)
Total	3,648	2,950	698	23.7%	$26	$27	$(1)	(3.7)%

O&R’s gas operating revenues decreased $1 million in the three months ended September 30, 2013 compared with the 2012 period due primarily to the decrease in gas purchased for resale in 2013 ($1 million). O&R’s New York revenues from gas sales are subject to a revenue decoupling mechanism as a result of which delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved.

Sales and transportation volumes for firm customers increased 13.8 percent in the three months ended September 30, 2013 compared with the 2012 period. After adjusting for variations, principally weather and billing days, total firm sales and transportation volumes increased 3.1 percent in the three months ended September 30, 2013 compared with the 2012 period.

Gas operating income decreased $1 million in the three months ended September 30, 2013 compared with the 2012 period. The decrease reflects primarily higher depreciation and amortization ($1 million).

Competitive Energy Businesses

The competitive energy businesses’ results of operations for the three months ended September 30, 2013 compared with the 2012 period is as follows:

	Three Months Ended
(Millions of Dollars)	September 30, 2013	September 30, 2012	Variation
Operating revenues	$365	$344	$21
Purchased power	255	256	(1)
Gas purchased for resale	6	—	6
Net revenues	104	88	16
Operations and maintenance	31	29	2
Depreciation and amortization	6	2	4
Taxes, other than income taxes	4	4	—
Operating income	$63	$53	$10

The competitive energy businesses’ operating revenues increased $21 million in the three months ended September 30, 2013 compared with the 2012 period, due primarily to the gain on termination of a LILO transaction ($45 million, see “Lease In/Lease Out Transactions” in Note H to the Third Quarter Financial Statements), offset by lower electric retail and wholesale revenues. Electric retail revenues decreased $30 million, due to lower sales volume ($43 million), offset by higher unit prices ($13 million). Electric wholesale revenues decreased $14 million in the three months ended September 30, 2013 as compared with the 2012 period, due to lower sales volumes. Solar revenues increased $17 million in the three months ended September 30, 2013 as compared with the 2012 period reflecting an increase in solar energy projects in service. Other revenues increased $3 million in the three months ended September 30, 2013 as compared with the 2012 period.

Purchased power costs decreased $1 million in the three months ended September 30, 2013 compared with the 2012 period, due primarily to lower volumes ($51 million, offset by higher unit prices ($26 million) and changes in mark-to-market values ($24 million)).

Operating income increased $10 million in 2013 compared with 2012 due primarily to the gain on termination of a LILO transaction ($45 million), offset in part by net mark-to-market effects ($24 million), higher depreciation and amortization ($4 million), lower net revenues ($5 million) and higher operations and maintenance expense ($2 million).

Other

For Con Edison, “Other” also includes inter-company eliminations relating to operating revenues and operating expenses.

Nine Months Ended September 30, 2013 Compared with Nine Months Ended September 30, 2012

The Companies’ results of operations (which were discussed above under “Results of Operations – Summary”) in 2013 compared with 2012 were:

	CECONY		O&R		Competitive Energy Businesses and Other(a)		Con Edison(b)
(Millions of Dollars)	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent	Increases (Decreases) Amount	Increases (Decreases) Percent
Operating revenues	$283	3.7%	$34	5.7%	$(117)	(12.3)%	$200	2.2%
Purchased power	(6)	(0.4)	19	12.7	(32)	(4.3)	(19)	(0.8)
Fuel	48	22.5	—	—	—	—	48	22.5
Gas purchased for resale	112	42.4	2	4.2	15	Large	129	41.1
Operating revenues less purchased power, fuel and gas purchased for resale (net revenues)	129	2.3	13	3.2	(100)	(47.6)	42	0.7
Operations and maintenance	37	1.8	6	2.7	(8)	(9.9)	35	1.5
Depreciation and amortization	41	6.2	3	7.7	11	Large	55	7.8
Taxes, other than income taxes	70	5.4	3	6.7	(2)	(13.3)	71	5.2
Operating income	(19)	(1.1)	1	1.0	(101)	(93.5)	(119)	(6.3)
Other income less deductions	—	—	1	Large	4	66.7	5	Large
Net interest expense	(18)	(4.4)	7	31.8	131	Large	120	26.4
Income before income tax expense	(1)	(0.1)	(5)	(6.4)	(228)	Large	(234)	(16.3)
Income tax expense	(5)	(1.1)	(7)	(29.2)	(116)	Large	(128)	(25.5)
Net income	4	0.5	2	3.7	(112)	Large	(106)	(11.3)
Preferred stock dividend requirements	(3)	Large	—	—	—	—	(3)	Large
Net income for common stock	$7	0.8%	$2	3.7%	$(112)	Large	$(103)	(11.1)%

(a)	Includes inter-company and parent company accounting.
(b)	Represents the consolidated financial results of Con Edison and its businesses.

CECONY

	Nine Months Ended September 30, 2013				Nine Months Ended September 30, 2012
(Millions of Dollars)	Electric	Gas	Steam	2013 Total	Electric	Gas	Steam	2012 Total	2013-2012 Variation
Operating revenues	$6,309	$1,190	$522	$8,021	$6,307	$1,017	$414	$7,738	$283
Purchased power	1,515	—	33	1,548	1,527	—	27	1,554	(6)
Fuel	139	—	122	261	122	—	91	213	48
Gas purchased for resale	—	376	—	376	—	264	—	264	112
Net revenues	4,655	814	367	5,836	4,658	753	296	5,707	129
Operations and maintenance	1,681	262	159	2,102	1,691	242	132	2,065	37
Depreciation and amortization	559	97	49	705	527	89	48	664	41
Taxes, other than income taxes	1,108	183	79	1,370	1,057	167	76	1,300	70
Operating income	$1,307	$272	$80	$1,659	$1,383	$255	$40	$1,678	$(19)

Electric

CECONY’s results of electric operations for the nine months ended September 30, 2013 compared with the 2012 period is as follows:

	Nine Months Ended
(Millions of Dollars)	September 30, 2013	September 30, 2012	Variation
Operating revenues	$6,309	$6,307	$2
Purchased power	1,515	1,527	(12)
Fuel	139	122	17
Net revenues	4,655	4,658	(3)
Operations and maintenance	1,681	1,691	(10)
Depreciation and amortization	559	527	32
Taxes, other than income taxes	1,108	1,057	51
Electric operating income	$1,307	$1,383	$(76)

CECONY’s electric sales and deliveries, excluding off-system sales, for the nine months ended September 30, 2013 compared with the 2012 period were:

	Millions of kWhs Delivered				Revenues in Millions
	Nine Months Ended				Nine Months Ended
Description	September 30, 2013	September 30, 2012	Variation	Percent Variation	September 30, 2013	September 30, 2012	Variation	Percent Variation
Residential/Religious(a)	8,025	8,393	(368)	(4.4)%	$2,154	$2,147	$7	0.3%
Commercial/Industrial	7,488	7,561	(73)	(1.0)	1,548	1,526	22	1.4
Retail access customers	20,238	19,768	470	2.4	2,073	2,117	(44)	(2.1)
NYPA, Municipal Agency and other sales	7,794	8,233	(439)	(5.3)	474	477	(3)	(0.6)
Other operating revenues	—	—	—	—	60	40	20	50.0
Total	43,545	43,955	(410)	(0.9)%	$6,309	$6,307	$2	—%

(a)	“Residential/Religious” generally includes single-family dwellings, individual apartments in multi-family dwellings, religious organizations and certain other not-for-profit organizations.

CECONY’s electric operating revenues increased $2 million in the nine months ended September 30, 2013 compared with the 2012 period due primarily to higher fuel costs ($17 million), offset in part by lower purchased power costs ($12 million) and lower revenues from the electric rate plan ($3 million, which includes a decrease of $45 million reflecting the use of certain regulatory liabilities in 2012 to offset a temporary surcharge under the electric rate plan). CECONY’s revenues from electric sales are subject to a revenue decoupling mechanism, as a result of which delivery revenues generally are not affected by changes in delivery volumes from levels assumed when rates were approved. Other electric operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the revenue decoupling mechanism and other provisions of the company’s rate plans.

Electric delivery volumes in CECONY’s service area decreased 0.9 percent in the nine months ended September 30, 2013 compared with the 2012 period. After adjusting for variations, principally weather and billing days, electric delivery volumes in CECONY’s service area decreased 1.5 percent in the nine months ended September 30, 2013 compared with the 2012 period.

CECONY’s electric purchased power costs decreased $12 million in the nine months ended September 30, 2013 compared with the 2012 period due to a decrease in purchased volumes ($82 million), offset by an increase in unit costs ($70 million). Electric fuel costs increased $17 million in the nine months ended September 30, 2013 compared with the 2012 period due to higher unit costs ($16 million) and sendout volumes from the company’s electric generating facilities ($1 million).

CECONY’s electric operating income decreased $76 million in the nine months ended September 30, 2013 compared with the 2012 period. The decrease reflects primarily higher taxes other than income taxes ($51 million, principally property taxes), higher depreciation and amortization ($32 million), lower net revenues ($3 million, due primarily to the electric rate plan), offset in part by lower operations and maintenance costs ($10 million). Operations and maintenance expenses reflect a decrease in pension costs ($22 million) in the 2013 period as compared to the 2012 period when certain pension costs that were deferred from earlier periods were recognized under the electric rate plan, offset in part by higher operating costs attributable to weather-related events ($13 million).

Gas

CECONY’s results of gas operations for the nine months ended September 30, 2013 compared with the 2012 period is as follows:

	Nine Months Ended
(Millions of Dollars)	September 30, 2013	September 30, 2012	Variation
Operating revenues	$1,190	$1,017	$173
Gas purchased for resale	376	264	112
Net revenues	814	753	61
Operations and maintenance	262	242	20
Depreciation and amortization	97	89	8
Taxes, other than income taxes	183	167	16
Gas operating income	$272	$255	$17

CECONY’s gas sales and deliveries, excluding off-system sales, for the nine months ended September 30, 2013 compared with the 2012 period were:

	Thousands of dths Delivered				Revenues in Millions
	Nine Months Ended				Nine Months Ended
Description	September 30, 2013	September 30, 2012	Variation	Percent Variation	September 30, 2013	September 30, 2012	Variation	Percent Variation
Residential	28,795	24,590	4,205	17.1%	$542	$450	$92	20.4%
General	21,515	18,012	3,503	19.4	253	211	42	19.9
Firm transportation	45,329	38,620	6,709	17.4	308	284	24	8.5
Total firm sales and transportation	95,639	81,222	14,417	17.8	1,103	945	158	16.7
Interruptible sales (a)	7,956	4,542	3,414	75.2	40	24	16	66.7
NYPA	37,011	34,285	2,726	8.0	2	2	—	—
Generation plants	49,766	63,161	(13,395)	(21.2)	19	23	(4)	(17.4)
Other	18,576	17,128	1,448	8.5	40	30	10	33.3
Other operating revenues	—	—	—	—	(14)	(7)	(7)	Large
Total	208,948	200,338	8,610	4.3%	$1,190	$1,017	$173	17.0%

(a)	Includes 3,727 and 461 thousands of dths for the 2013 and 2012 period, respectively, which are also reflected in firm transportation and other.

CECONY’s gas operating revenues increased $173 million in the nine months ended September 30, 2013 compared with the 2012 period due primarily to an increase in gas purchased for resale costs ($112 million) and higher revenues from the gas rate plan ($54 million). CECONY’s revenues from gas sales are subject to a weather normalization clause and a revenue decoupling mechanism as a result of which delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved. Other gas operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s rate plans.

CECONY’s sales and transportation volumes for firm customers increased 17.8 percent in the nine months ended September 30, 2013 compared with the 2012 period. After adjusting for variations, principally weather and billing days, firm gas sales and transportation volumes in the company’s service area increased 3.2 percent in the nine months ended September 30, 2013.

CECONY’s purchased gas cost increased $112 million in the nine months ended September 30, 2013 compared with the 2012 period due to higher unit costs ($58 million) and sendout volumes ($54 million).

CECONY’s gas operating income increased $17 million in the nine months ended September 30, 2013 compared with the 2012 period. The increase reflects primarily higher net revenue ($61 million), offset by higher operations and maintenance expense ($20 million, due primarily to an increase in the surcharges for assessments and fees that are collected in revenues from customers ($25 million), offset in part by lower healthcare costs ($3 million)), higher taxes other than income taxes ($16 million, principally property taxes and local revenue taxes) and higher depreciation and amortization ($8 million).

Steam

CECONY’s results of steam operations for the nine months ended September 30, 2013 compared with the 2012 period is as follows:

	Nine Months Ended
(Millions of Dollars)	September 30, 2013	September 30, 2012	Variation
Operating revenues	$522	$414	$108
Purchased power	33	27	6
Fuel	122	91	31
Net revenues	367	296	71
Operations and maintenance	159	132	27
Depreciation and amortization	49	48	1
Taxes, other than income taxes	79	76	3
Steam operating income	$80	$40	$40

CECONY’s steam sales and deliveries for the nine months ended September 30, 2013 compared with the 2012 period were:

	Millions of Pounds Delivered				Revenues in Millions
	Nine Months Ended				Nine Months Ended
Description	September 30, 2013	September 30, 2012	Variation	Percent Variation	September 30, 2013	September 30, 2012	Variation	Percent Variation
General	400	308	92	29.9%	$24	$18	$6	33.3%
Apartment house	4,630	3,858	772	20.0	146	112	34	30.4
Annual power	11,658	10,999	659	6.0	383	315	68	21.6
Other operating revenues	—	—	—	—	(31)	(31)	—	—
Total	16,688	15,165	1,523	10.0%	$522	$414	$108	26.1%

CECONY’s steam operating revenues increased $108 million in the nine months ended September 30, 2013 compared with the 2012 period due primarily to the weather impact on revenues ($44 million), higher fuel costs ($31 million), the net change in rates under the steam rate plans ($28 million) and higher purchased power costs ($6 million). Other steam operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s rate plans.

Steam sales and delivery volumes increased 10.0 percent in the nine months ended September 30, 2013 compared with the 2012 period. After adjusting for variations, principally weather and billing days, steam sales and deliveries decreased 4.0 percent in the nine months ended September 30, 2013, reflecting lower average normalized use per customer.

CECONY’s steam fuel costs increased $31 million in the nine months ended September 30, 2013 compared with the 2012 period due to higher unit costs ($20 million) and sendout volumes ($11 million). Steam purchased power costs increased $6 million in the nine months ended September 30, 2013 compared with the 2012 period due to an increase in unit costs ($6 million).

Steam operating income increased $40 million in the nine months ended September 30, 2013 compared with the 2012 period. The increase reflects primarily higher net revenues ($71 million), offset in part by higher operations and maintenance expense ($27 million, due primarily to higher pension expense ($21 million) and higher surcharges for assessments and fees that are collected in revenues from customers ($3 million)), higher taxes other than income taxes ($3 million, principally local revenue taxes), and higher depreciation and amortization ($1 million).

Net Interest Expense

Net interest expense decreased $18 million in the nine months ended September 30, 2013 compared with the 2012 period due primarily to lower interest charges on long-term debt and lower accrued interest as a result of certain federal income tax benefits. See Note I to the Third Quarter Financial Statements.

O&R

	Nine Months Ended September 30, 2013			Nine Months Ended September 30, 2012
(Millions of Dollars)	Electric	Gas	2013 Total	Electric	Gas	2012 Total	2013-2012 Variation
Operating revenues	$492	$143	$635	$457	$144	$601	$34
Purchased power	169	—	169	150	—	150	19
Gas purchased for resale	—	50	50	—	48	48	2
Net revenues	323	93	416	307	96	403	13
Operations and maintenance	176	49	225	171	48	219	6
Depreciation and amortization	31	11	42	28	11	39	3
Taxes, other than income taxes	35	13	48	34	11	45	3
Operating income	$81	$20	$101	$74	$26	$100	$1

Electric

O&R’s results of electric operations for the nine months ended September 30, 2013 compared with the 2012 period is as follows:

	Nine Months Ended
(Millions of Dollars)	September 30, 2013	September 30, 2012	Variation
Operating revenues	$492	$457	$35
Purchased power	169	150	19
Net revenues	323	307	16
Operations and maintenance	176	171	5
Depreciation and amortization	31	28	3
Taxes, other than income taxes	35	34	1
Electric operating income	$81	$74	$7

O&R’s electric sales and deliveries, excluding off-system sales, for the nine months ended September 30, 2013 compared with the 2012 period were:

	Millions of kWhs Delivered				Revenues in Millions
	Nine Months Ended				Nine Months Ended
Description	September 30, 2013	September 30, 2012	Variation	Percent Variation	September 30, 2013	September 30, 2012	Variation	Percent Variation
Residential/Religious(a)	1,235	1,297	(62)	(4.8)%	$224	$210	$14	6.7%
Commercial/Industrial	667	736	(69)	(9.4)	100	94	6	6.4
Retail access customers	2,394	2,315	79	3.4	148	138	10	7.2
Public authorities	79	89	(10)	(11.2)	8	7	1	14.3
Other operating revenues	—	—	—	—	12	8	4	50.0
Total	4,375	4,437	(62)	(1.4)%	$492	$457	$35	7.7%

(a)	“Residential/Religious” generally includes single-family dwellings, individual apartments in multi-family dwellings, religious organizations and certain other not-for-profit organizations.

O&R’s electric operating revenues increased $35 million in the nine months ended September 30, 2013 compared with the 2012 period due primarily to higher purchased power costs ($19 million) and higher revenues from the New York electric rate plan ($11 million). O&R’s New York electric delivery revenues are subject to a revenue decoupling mechanism, as a result of which delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved. O&R’s electric sales in New Jersey and Pennsylvania are not subject to a decoupling mechanism, and as a result, changes in such volumes do impact revenues. Other electric operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s electric rate plan.

Electric delivery volumes in O&R’s service area decreased 1.4 percent in the nine months ended September 30, 2013 compared with the 2012 period. After adjusting for variations, principally weather and billing days, electric delivery volumes in O&R’s service area decreased 1.6 percent in the nine months ended September 30, 2013 compared with the 2012 period.

Electric operating income increased $7 million in the nine months ended September 30, 2013 compared with the 2012 period. The increase reflects primarily higher net revenues ($16 million), offset by higher operations and maintenance expense ($5 million, due primarily to an increase in the surcharges for assessments and fees that are collected in revenues from customers), higher depreciation and amortization ($3 million) and higher taxes other than income taxes ($1 million).

Gas

O&R’s results of gas operations for the nine months ended September 30, 2013 compared with the 2012 period is as follows:

	Nine Months Ended
(Millions of Dollars)	September 30, 2013	September 30, 2012	Variation
Operating revenues	$143	$144	$(1)
Gas purchased for resale	50	48	2
Net revenues	93	96	(3)
Operations and maintenance	49	48	1
Depreciation and amortization	11	11	—
Taxes, other than income taxes	13	11	2
Gas operating income	$20	$26	$(6)

O&R’s gas sales and deliveries, excluding off-system sales, for the nine months ended September 30, 2013 compared with the 2012 period were:

	Thousands of dths Delivered				Revenues in Millions
	Nine Months Ended				Nine Months Ended
Description	September 30, 2013	September 30, 2012	Variation	Percent Variation	September 30, 2013	September 30, 2012	Variation	Percent Variation
Residential	4,894	4,114	780	19.0%	$66	$59	$7	11.9%
General	1,066	827	239	28.9	12	10	2	20.0
Firm transportation	8,186	6,860	1,326	19.3	55	54	1	1.9
Total firm sales and transportation	14,146	11,801	2,345	19.9	133	123	10	8.1
Interruptible sales	3,116	3,250	(134)	(4.1)	2	3	(1)	(33.3)
Generation plants	1,345	444	901	Large	—	—	—	—
Other	600	506	94	18.6	—	—	—	—
Other operating revenues	—	—	—	—	8	18	(10)	(55.6)
Total	19,207	16,001	3,206	20.0%	$143	$144	$(1)	(0.7)%

O&R’s gas operating revenues decreased $1 million in the nine months ended September 30, 2013 compared with the 2012 period due primarily to the gas rate plan, offset in part by the increase in gas purchased for resale ($2 million). O&R’s New York revenues from gas sales are subject to a weather normalization clause and a revenue decoupling mechanism as a result of which delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved.

Sales and transportation volumes for firm customers increased 19.9 percent in the nine months ended September 30, 2013 compared with the 2012 period. After adjusting for variations, principally weather and billing days, total firm sales and transportation volumes increased 0.5 percent in the nine months ended September 30, 2013 compared with the 2012 period.

Gas operating income decreased $6 million in the nine months ended September 30, 2013 compared with the 2012 period. The decrease reflects primarily lower net revenues ($3 million), higher taxes other than income taxes ($2 million) and higher operations and maintenance expense ($1 million).

Income Taxes

Income taxes decreased $7 million in the nine months ended September 30, 2013 compared with the 2012 period due primarily to changes in estimates of accumulated deferred income taxes.

Competitive Energy Businesses

The competitive energy businesses’ results of operations for the nine months ended September 30, 2013 compared with the 2012 period is as follows:

	Nine Months Ended
(Millions of Dollars)	September 30, 2013	September 30, 2012	Variation
Operating revenues	$834	$954	$(120)
Purchased power	705	736	(31)
Gas purchased for resale	17	2	15
Net revenues	112	216	(104)
Operations and maintenance	76	85	(9)
Depreciation and amortization	16	6	10
Taxes, other than income taxes	13	14	(1)
Operating income	$7	$111	$(104)

The competitive energy businesses’ operating revenues decreased $120 million in the nine months ended September 30, 2013 compared with the 2012 period, due primarily to the impact of the termination of the LILO transactions ($27 million, see “Lease In/Lease Out Transactions” in Note H to the Third Quarter Financial Statements) and lower electric retail and wholesale revenues. Electric retail revenues decreased $87 million, due to lower sales volume ($115 million), offset by higher unit prices ($28 million). Electric wholesale revenues decreased $48 million in the nine months ended September 30, 2013 as compared with the 2012 period, due to lower sales volumes ($41 million) and unit prices ($7 million). Net mark-to-market values decreased $40 million in the nine months ended September 30, 2013 as compared with the 2012 period, of which $53 million in losses are reflected in purchased power costs and $13 million in gains are reflected in revenues. Solar revenues increased $31 million in the nine months ended September 30, 2013 as compared with the 2012 period reflecting an increase in solar energy projects in service. Other revenues decreased $2 million in the nine months ended September 30, 2013 as compared with the 2012 period.

Purchased power costs decreased $31 million in the nine months ended September 30, 2013 compared with the 2012 period, due primarily to lower volumes ($149 million), offset by higher unit prices ($65 million) and changes in mark-to-market values ($53 million).

Operating income decreased $104 million in 2013 compared with 2012 due primarily to net mark-to-market effects ($40 million), lower net revenues ($37 million) and the impact of the termination of the LILO transactions ($27 million).

Net Interest Expense

Net interest expense increased $132 million in the nine months ended September 30, 2013 compared with the 2012 period, due primarily to the impact of the LILO transactions. See Notes H and I to the Third Quarter Financial Statements.

Income Taxes

Income taxes decreased $112 million in the nine months ended September 30, 2013 compared with the 2012 period, due primarily to lower income before income tax expense and a tax benefit resulting from the acceptance by the IRS of the company’s claim for manufacturing tax deductions (see Note I to the Third Quarter Financial Statements).

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

Part II Other Information

Item 1: Legal Proceedings

For information about certain legal proceedings affecting the Companies, see Notes B, G and H to the financial statements in Part I, Item 1 of this report, which information is incorporated herein by reference and the following paragraphs.

CECONY - Superfund – Gowanus Canal

In September 2013, the U.S. Environmental Protection Agency (EPA) issued its record of decision for the Gowanus Canal Superfund Site. The EPA concluded that there was significant contamination at the site, including polycyclic aromatic hydrocarbons, polychlorinated biphenyls (PCBs), pesticides, metals, and volatile organic compounds. The EPA selected a remedy for the site that includes dredging, capping and disposal of contaminated sediments. The EPA estimated the cost of the selected remedy to be $506.1 million (and indicated the actual cost could be significantly higher or lower). The EPA has identified 35 potentially responsible parties (PRPs) with respect to the site, including CECONY (which the EPA indicated has facilities that may be a source of PCBs at the site). The EPA is seeking to have one or more of the PRPs, by December 2013, agree to perform the remedial design for the selected remedy. Absent such agreement, the EPA stated that it will proceed with its enforcement options, which may include performing the work itself (the cost of which the PRPs may be liable for) and/or requiring one or more of the PRPs to perform the remedial design. CECONY is unable to predict its exposure to liability with respect to the site.

O&R - Superfund - Newark Bay

In August 2013, O&R agreed to pay less than $100,000 to settle claims against O&R by Tierra Solutions, Inc. and Maxus Energy Corporation seeking equitable contribution for removal and cleanup costs, punitive damages, penalties, and economic losses allegedly arising from contamination allegedly released to the “Newark Bay Complex,” a system of waterways including Newark Bay, the Arthur Kill, the Kill Van Kull, and lower portions of the Passaic and Hackensack Rivers.

Item 1A: Risk Factors

There were no material changes in the Companies’ risk factors compared to those disclosed in Item 1A of the Form 10-K other than the resolution of the Internal Revenue Service’s disallowance of substantial tax deductions taken by the company. See “Lease In/Lease Out Transactions” in Note H and Note I to the Third Quarter Financial Statements.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased*	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Appropriate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2013 to July 31, 2013	187,066	$59.95	—	—
August 1, 2013 to August 31, 2013	45,964	58.20	—	—
September 1, 2013 to September 30, 2013	—	—	—	—
Total	233,030	$59.60	—	—

*	Represents Con Edison common shares purchased in open-market transactions. The number of shares purchased approximated the number of treasury shares used for the company’s employee stock plans.

Item 6: Exhibits

CON EDISON

Exhibit 10.1.1	Consolidated Edison, Inc. Long Term Incentive Plan (incorporated by reference to Exhibit 10 to Con Edison’s Current Report on Form 8-K, dated May 20, 2013 – File No. 1-14514).

Exhibit 10.1.2	Form of Performance Unit Award for Officers under the Consolidated Edison, Inc. Long Term Incentive Plan.

Exhibit 10.1.3	Extension Agreement, effective August 29, 2013, among CECONY, Con Edison, O&R, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10 to Con Edison’s Current Report on Form 8-K, dated August 29, 2013 – File No. 1-14514).

Exhibit 10.1.4	Extension Agreement, effective October 23, 2013, among CECONY, Con Edison, O&R, the lender party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.

Exhibit 10.1.5	Amendment, executed effective as of October 23, 2013, to The Consolidated Edison Retirement Plan.

Exhibit 10.1.6	Amendment, executed effective as of October 23, 2013, to The Consolidated Edison Thrift Plan.

Exhibit 12.1	Statement of computation of Con Edison’s ratio of earnings to fixed charges for the nine-month periods ended September 30, 2013 and 2012, and the 12-month period ended December 31, 2012.

Exhibit 31.1.1	Rule 13a-14(a)/15d-14(a) Certifications – Chief Executive Officer.

Exhibit 31.1.2	Rule 13a-14(a)/15d-14(a) Certifications – Chief Financial Officer.

Exhibit 32.1.1	Section 1350 Certifications – Chief Executive Officer.

Exhibit 32.1.2	Section 1350 Certifications – Chief Financial Officer.

Exhibit 101.INS	XBRL Instance Document.

Exhibit 101.SCH	XBRL Taxonomy Extension Schema.

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase.

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase.

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

CECONY

Exhibit 12.2	Statement of computation of CECONY’s ratio of earnings to fixed charges for the nine-month periods ended September 30, 2013 and 2012, and the 12-month period ended December 31, 2012.

Exhibit 31.2.1	Rule 13a-14(a)/15d-14(a) Certifications – Chief Executive Officer.

Exhibit 31.2.2	Rule 13a-14(a)/15d-14(a) Certifications – Chief Financial Officer.

Exhibit 32.2.1	Section 1350 Certifications – Chief Executive Officer.

Exhibit 32.2.2	Section 1350 Certifications – Chief Financial Officer.

Exhibit 101.INS	XBRL Instance Document.

Exhibit 101.SCH	XBRL Taxonomy Extension Schema.

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase.

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase.

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

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

CONSOLIDATED EDISON, INC.
CONSOLIDATED EDISON COMPANY OF NEW YORK, INC.

DATE: November 4, 2013	By	/s/ Robert Hoglund
Robert Hoglund Senior Vice President, Chief Financial Officer and Duly Authorized Officer

